Form 10-Q
period 2015-09-30
Resource Capital Corp.
filed 2015-11-06
CIK 1332551

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2015
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  ☐ Yes ☑ No
The number of outstanding shares of the registrant’s common stock on November 3, 2015 was 31,715,626 shares.

(Back to Index)

RESOURCE CAPITAL CORP. AND SUBSIDIARIES
INDEX TO QUARTERLY REPORT
ON FORM 10-Q

(Back to Index)

(Back to Index)

PART I
ITEM 1.    FINANCIAL STATEMENTS
RESOURCE CAPITAL CORP. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share data)

	September 30, 2015	December 31, 2014
	(unaudited)
ASSETS (1)
Cash and cash equivalents	$104,735	$79,905
Restricted cash	24,110	122,138
Investment securities, trading	25,715	20,786
Investment securities available-for-sale, pledged as collateral, at fair value	118,797	197,800
Investment securities available-for-sale, at fair value	115,803	77,920
Linked transactions, net at fair value	—	15,367
Loans held for sale ($113.0 million and $113.4 million at fair value)	116,001	113,675
Property held for sale	180	180
Loans, pledged as collateral and net of allowances of $47.3 million and $4.6 million	2,118,978	1,925,980
Loans receivable–related party	—	558
Investments in unconsolidated entities	55,858	59,827
Derivatives, at fair value	3,730	5,304
Interest receivable	13,923	16,260
Deferred tax asset, net	11,351	12,634
Principal paydown receivable	32,100	40,920
Direct financing leases	1,135	2,109
Intangible assets	25,806	18,610
Prepaid expenses	5,049	4,196
Other assets	12,771	14,510
Total assets	$2,786,042	$2,728,679
LIABILITIES (2)
Borrowings	$1,880,891	$1,716,871
Distribution payable	24,744	30,592
Accrued interest expense	5,437	2,123
Derivatives, at fair value	7,466	8,476
Accrued tax liability	4,697	9,219
Accounts payable and other liabilities	9,531	9,287
Total liabilities	1,932,766	1,776,568
EQUITY
Preferred stock, par value $0.001: 10,000,000 shares authorized 8.50% Series A cumulative redeemable preferred shares, liquidation preference $25.00 per share,1,069,016 and 1,069,016 shares issued and outstanding	1	1
Preferred stock, par value $0.001: 10,000,000 shares authorized 8.25% Series B cumulative redeemable preferred shares, liquidation preference $25.00 per share 5,740,479 and 5,601,146 shares issued and outstanding	6	6
Preferred stock, par value $0.001: 10,000,000 shares authorized 8.625% Series C cumulative redeemable preferred shares, liquidation preference $25.00 per share 4,800,000 and 4,800,000 shares issued and outstanding	5	5
Common stock, par value $0.001: 125,000,000 shares authorized; 32,370,022 and 33,243,794 shares issued and outstanding (including 694,430 and 505,910 unvested restricted shares)	32	33
Additional paid-in capital	1,237,198	1,245,345
Accumulated other comprehensive income (loss)	374	6,043
Distributions in excess of earnings	(394,278)	(315,910)
Total stockholders’ equity	843,338	935,523
Non-controlling interests	9,938	16,588
Total equity	853,276	952,111
TOTAL LIABILITIES AND EQUITY	$2,786,042	$2,728,679

(Back to Index)

(Back to Index)

RESOURCE CAPITAL CORP. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS - (Continued)
(in thousands, except share and per share data)

	September 30, 2015	December 31, 2014
	(unaudited)
(1) Assets of consolidated Variable Interest Entities ("VIEs") included in the total assets above:
Cash and cash equivalents	$188	$25
Restricted cash	22,206	121,247
Investment securities available-for-sale, pledged as collateral, at fair value	76,517	119,203
Loans held for sale	2,994	282
Loans, pledged as collateral and net of allowances of $43.0 million and $3.3 million	1,566,454	1,261,137
Interest receivable	7,848	8,941
Prepaid expenses	194	221
Principal paydown receivable	32,100	25,767
Other assets	882	(12)
Total assets of consolidated VIEs	$1,709,383	$1,536,811

(2) Liabilities of consolidated VIEs included in the total liabilities above:
Borrowings	$1,189,092	$1,046,494
Accrued interest expense	953	1,000
Derivatives, at fair value	4,774	8,439
Unsettled loan purchases	—	(529)
Accounts payable and other liabilities	208	(386)
Total liabilities of consolidated VIEs	$1,195,027	$1,055,018

The accompanying notes are an integral part of these statements
(Back to Index)

(Back to Index)

RESOURCE CAPITAL CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except share and per share data)
(unaudited)

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2015	2014	2015	2014
REVENUES
Interest income:
Loans	$33,502	$27,026	$95,924	$73,474
Securities	4,866	5,168	14,418	12,563
Leases	(8)	—	250	—
Interest income - other	968	1,647	2,919	5,481
Total interest income	39,328	33,841	113,511	91,518
Interest expense	16,906	11,508	47,611	31,746
Net interest income	22,422	22,333	65,900	59,772
Rental income	—	1,118	—	7,777
Dividend income	17	16	50	169
Fee income	1,266	2,344	6,317	7,166
Total revenues	23,705	25,811	72,267	74,884
OPERATING EXPENSES
Management fees - related party	3,252	3,606	10,312	10,000
Equity compensation - related party	(225)	798	1,561	4,497
Rental operating expense	—	695	6	5,168
Lease operating	(33)	—	14	—
General and administrative - Corporate	4,372	3,716	13,222	11,305
General and administrative - PCM	6,966	4,631	20,767	12,196
Depreciation and amortization	628	562	1,814	2,158
Impairment losses	—	—	59	—
Provision (recovery) for loan losses	1,034	1,439	43,834	(1,739)
Total operating expenses	15,994	15,447	91,589	43,585

	7,711	10,364	(19,322)	31,299
OTHER INCOME (EXPENSE)
Equity in earnings of unconsolidated subsidiaries	334	887	1,702	4,663
Net realized and unrealized gain (loss) on sales of investment securities available-for-sale and loans and derivatives	5,812	4,226	29,980	7,962
Net realized and unrealized gain (loss) on investment securities, trading	(580)	376	1,773	(1,834)
Unrealized gain (loss) and net interest income on linked transactions, net	—	177	235	7,494
(Loss) on reissuance/gain on extinguishment of debt	(332)	(1,867)	(1,403)	(2,469)
(Loss) gain on sale of real estate	(19)	(69)	(19)	2,973
Other income (expense)	—	—	—	(1,262)
Total other income (expense)	5,215	3,730	32,268	17,527

INCOME (LOSS) BEFORE TAXES	12,926	14,094	12,946	48,826
Income tax (expense) benefit	1,796	237	(2,969)	667
NET INCOME (LOSS)	14,722	14,331	9,977	49,493

The accompanying notes are an integral part of these statements
(Back to Index)

(Back to Index)

RESOURCE CAPITAL CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except share and per share data)
(unaudited)

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2015	2014	2015	2014
Net (income) loss allocated to preferred shares	(6,115)	(5,545)	(18,322)	(11,303)
Net (income) loss allocable to non-controlling interest, net of taxes	(1,829)	(1,458)	(6,486)	(1,069)
NET INCOME (LOSS) ALLOCABLE TO COMMON SHARES	$6,778	$7,328	$(14,831)	$37,121
NET INCOME (LOSS) PER COMMON SHARE – BASIC	$0.21	$0.23	$(0.45)	$1.17
NET INCOME (LOSS) PER COMMON SHARE – DILUTED	$0.21	$0.22	$(0.45)	$1.15
WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING - BASIC	32,515,226	32,413,591	32,726,194	31,858,595
WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING - DILUTED	32,951,217	32,806,940	32,726,194	32,176,479

The accompanying notes are an integral part of these statements
(Back to Index)

(Back to Index)

RESOURCE CAPITAL CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(in thousands)
(unaudited)

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2015	2014	2015	2014
Net income (loss)	$14,722	$14,331	$9,977	$49,493
Other comprehensive income (loss):
Reclassification adjustment for realized (gains) losses on available-for-sale securities included in net income	(1,805)	3,974	(12,139)	8,161
Unrealized gains (losses) on available-for-sale securities, net	(1,769)	8,956	(345)	7,466
Reclassification adjustments associated with unrealized gains (losses) from interest rate hedges included in net income	412	71	538	212
Unrealized gains on derivatives, net	1,080	1,160	3,424	2,351
Foreign currency translation adjustments	(86)	23	343	(157)
Total other comprehensive income (loss)	(2,168)	14,184	(8,179)	18,033
Comprehensive income (loss) before allocation to non-controlling interests and preferred shares	12,554	28,515	1,798	67,526
Unrealized (gains) losses on available-for-sale securities allocable to non-controlling interests	1,233	—	2,510	—
Net (income) loss allocable to non-controlling interests	(1,829)	(1,458)	(6,486)	(1,069)
Net (income) loss allocated to preferred shares	(6,115)	(5,545)	(18,322)	(11,303)
Comprehensive income (loss) allocable to common shares	$5,843	$21,512	$(20,500)	$55,154

The accompanying notes are an integral part of these statements
(Back to Index)

(Back to Index)
RESOURCE CAPITAL CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CHANGES IN EQUITY
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2015
(in thousands, except share and per share data)
(unaudited)

	Common Stock		Preferred Shares - Series A	Preferred Shares - Series B	Preferred Shares - Series C	Additional Paid-In Capital	Accumulated Other Comprehensive (Loss) Income	Retained Earnings	Distributions in Excess of Earnings	Total Stockholders' Equity	Non-Controlling Interests	Total Equity
	Shares	Amount
Balance, January 1, 2015	33,243,794	33	$1	$6	$5	$1,245,345	$6,043	$—	$(315,910)	$935,523	$16,588	$952,111
Proceeds from dividend reinvestment and stock purchase plan	15,405	—	—	—	—	259	—	—	—	259	—	259
Proceeds from issuance of preferred stock	—	—	—	—	—	3,113	—	—	—	3,113	—	3,113
Offering costs	—	—	—	—	—	(176)	—	—	—	(176)	—	(176)
Discount on 8% convertible senior notes	—	—	—	—	—	2,528	—	—	—	2,528	—	2,528
Stock based compensation	307,611	—	—	—	—	—	—	—	—	—	—	—
Amortization of stock based compensation	—	—	—	—	—	1,561	—	—	—	1,561	—	1,561
Purchase and retirement of shares	(1,189,255)	(1)	—	—	—	(15,432)	—	—	—	(15,433)	—	(15,433)
Forfeiture of unvested stock	(7,533)	—	—	—	—	—	—	—	—	—	—	—
Contributions from (distributions to), net non-controlling interests	—	—	—	—	—	—	—	—	—	—	(10,626)	(10,626)
Net income	—	—	—	—	—	—	—	3,491	—	3,491	6,486	9,977
Preferred dividends	—	—	—	—	—	—	—	(18,322)	—	(18,322)	—	(18,322)
Securities available-for-sale, fair value adjustment, net	—	—	—	—	—	—	(9,974)	—	—	(9,974)	(2,510)	(12,484)
Designated derivatives, fair value adjustment	—	—	—	—	—	—	3,962	—	—	3,962	—	3,962
Foreign currency translation adjustment	—	—	—	—	—	—	343	—	—	343	—	343
Distributions on common stock	—	—	—	—	—	—	—	14,831	(78,368)	(63,537)	—	(63,537)
Balance, September 30, 2015	32,370,022	32	$1	$6	$5	$1,237,198	$374	$—	$(394,278)	$843,338	$9,938	$853,276

The accompanying notes are an integral part of these statements
(Back to Index)

(Back to Index)

RESOURCE CAPITAL CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	For the Nine Months Ended
	September 30,
	2015	2014
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$9,977	$49,493
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities:
Provision for (recovery of) loan losses	43,834	(1,739)
Depreciation, amortization, and accretion	10,122	2,463
Amortization of stock-based compensation	1,561	4,497
Amortization (accretion) of terminated derivative instruments	1,219	212
Amortization (accretion) of interest-only available-for-sale securities	2,768	(573)
Sale (origination) of residential mortgage loans held for sale, net	(647)	(42,178)
Sale (purchase) of and principal payments on securities, trading, net	(3,120)	(3,571)
Net realized and unrealized loss (gain) on investment securities, trading	(1,773)	1,834
Net realized and unrealized (gain) loss on sales of investment securities available-for-sale and loans	(29,980)	(15,487)
Loss (gain) on the reissuance (extinguishment) of debt	1,403	2,469
Loss (gain) on sale of real estate	19	(2,973)
Settlement of derivative instruments	3,870	(23)
Net impairment losses recognized in earnings	59	—
Unrealized gain (loss) and net interest income on linked transactions, net	(235)	(5,713)
Equity in net (earnings) losses of unconsolidated subsidiaries	(1,702)	(4,663)
Changes in operating assets and liabilities, net of acquisitions	(3,225)	6,067
Net cash provided by (used in) operating activities	34,150	(9,885)

CASH FLOWS FROM INVESTING ACTIVITIES:
(Increase) decrease in restricted cash	96,887	18,328
Acquisition of controlling interest in Moselle CLO S.A.	—	(30,433)
Purchase of securities available-for-sale	(28,375)	(145,138)
Principal payments on securities available-for-sale	59,819	40,748
Proceeds from sale of securities available-for-sale	60,752	117,367
Return of capital from (investment in) unconsolidated entity	5,625	8,911
Proceeds from sale of real estate held-for-sale	47	31,639
Purchase and origination of loans	(629,832)	(667,774)
Principal payments received on loans	294,901	315,778
Improvements of investments in real estate	—	(225)
Proceeds from sale of loans	108,446	76,314
Purchase of furniture and fixtures	(10)	(69)
Acquisition of property and equipment	—	(362)
Investment in loans - related parties	—	(849)
Principal payments received on loans – related parties	558	2,706
Settlement of derivative instruments	8,028	(19,245)
Net cash (used in) provided by investing activities	(23,154)	(252,304)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net proceeds from issuances of common stock and dividend reinvestment and stock purchase plan (net of offering costs of $96 and $0)	163	25,416
Proceeds from issuance of preferred shares (net of offering costs of $80 and $4,571)	3,033	152,152
Repurchase of common stock	(15,433)	—
Proceeds from borrowings:
Repurchase agreements, net of repayments	4,621	92,234
Securitizations	505,862	235,344
Convertible Senior Notes	99,000	—
Senior Secured Revolving Credit Facility	110,500	35,500
Reissuance of debt	16,597	39,635
Payments on borrowings:
Securitizations	(374,778)	(301,040)
Repurchase agreements, net of borrowings	(161,645)	(33,719)
Senior Secured Revolving Credit Facility	(62,000)	—
Payment of debt issuance costs	(13,235)	(7,284)
Distributions to subordinated note holders	(518)	(799)
Proceeds received from non-controlling interests	3,424	12,676
Distributions paid to non-controlling interests	(14,050)	(1,384)
Distributions paid on preferred stock	(18,274)	(7,907)
Distributions paid on common stock	(69,433)	(77,636)
Net cash provided by (used in) financing activities	$13,834	$163,188
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	24,830	(99,001)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	79,905	262,270
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$104,735	$163,269
SUPPLEMENTAL DISCLOSURE:
Interest expense paid in cash	$33,971	$26,782
Income taxes paid in cash	$9,518	$3,293

The accompanying notes are an integral part of these statements
(Back to Index)

(Back to Index)

RESOURCE CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2015
(unaudited)

NOTE 1 - ORGANIZATION AND BASIS OF PRESENTATION
Resource Capital Corp. and subsidiaries’ (collectively the ‘‘Company’’) principal business activity is to originate, purchase and manage a diversified portfolio of commercial real estate-related assets and commercial finance assets.  The Company’s investment activities are managed by Resource Capital Manager, Inc. (‘‘Manager’’) pursuant to a management agreement (the ‘‘Management Agreement’’).  The Manager is a wholly-owned indirect subsidiary of Resource America, Inc. (“Resource America”) (NASDAQ: REXI).  In September 2013, it was determined that the Company is a variable interest entity ("VIE") and that Resource America is the primary beneficiary of the Company. Therefore, the Company's financial statements are consolidated into Resource America's financial statements. The following subsidiaries are consolidated in the Company’s financial statements:

•
RCC Real Estate, Inc. (“RCC Real Estate”) holds real estate investments, including: commercial real estate loans, commercial real estate-related securities and direct investments in real estate.  RCC Real Estate owns 100% of the equity of the following VIEs:

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

◦
Resource Capital Corp. 2015-CRE4, Ltd. (“RCC 2015-CRE4”), a Cayman Islands limited liability company and QRS. RCC 2015-CRE4 was established to complete a CRE securitization issuance secured by a portfolio of CRE loans.

•	RCC Commercial, Inc. (“RCC Commercial”) holds a 29.6% investment in Northport TRS, LLC (“Northport LLC”) and owns 100% of the equity of the following VIE:

◦
Apidos CDO III, Ltd. (“Apidos CDO III”), a Cayman Islands limited liability company and taxable REIT subsidiary (“TRS”).  Apidos CDO III was established to complete a CDO issuance secured by a portfolio of bank loans and asset-backed securities (“ABS”). On March 31, 2015, the Company issued a notice of redemption to Apidos CDO III's trustee to call the CDO. In June 2015, the Company liquidated Apidos CDO III and, as a result, all of the assets were sold.

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

(Back to Index)

(Back to Index)

RESOURCE CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
SEPTEMBER 30, 2015
(unaudited)

◦
Moselle CLO S.A. ("Moselle CLO"), incorporated in Luxembourg, is a CLO issuer whose assets consisted of European senior secured loans, U.S. senior secured loans, U.S. senior unsecured loans, U.S. second lien loans, European mezzanine loans, and a limited amount of synthetic securities and other eligible debt obligations. In December 2014, the Company liquidated Moselle CLO and, as a result, substantially all of the assets were sold.

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

◦
Northport LLC, a Delaware limited liability company, which holds bank loan investments and the Company's self-originated middle market loans. Resource TRS owns 44.6% of the equity in Northport LLC as of September 30, 2015. The remaining 29.6% of the equity is owned by RCC Commercial.

◦
Pelium Capital Partners, L.P., ("Pelium Capital") a Delaware limited partnership, which holds investment securities, trading. Resource TRS owns 80.2% of the equity in Pelium Capital as of September 30, 2015.

•
Resource TRS II, Inc. (“Resource TRS II”), a TRS directly owned by the Company, holds the Company’s management rights in bank loan CLOs not originated by the Company.  Resource TRS II owns 100% of the equity of the following VIE:

◦
Resource Capital Asset Management (“RCAM”), a domestic limited liability company, which is entitled to collect senior, subordinated, and incentive fees related to three CLO issuers to which it provides management services through CVC Credit Partners, L.P., formerly Apidos Capital Management ("ACM"), a subsidiary of CVC Capital Partners SICAV-FIS, S.A., a private equity firm (“CVC”).  Resource America, Inc. owns a 24% interest in CVC Credit Partners, L.P., ("CVC Credit Partners").

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

(Back to Index)

(Back to Index)

RESOURCE CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
SEPTEMBER 30, 2015
(unaudited)

◦	Primary Capital Mortgage, LLC ("PCM"), (formerly known as Primary Capital Advisors, LLC), a limited liability company that originates and services residential mortgage loans.

◦	RCM Global Manager, LLC ("RCM Global Manager"), a Delaware limited liability company, owns 46.4% of the following entity:

▪	RCM Global, LLC ("RCM Global"), a Delaware limited liability company, holds a portfolio of investment securities, available-for-sale.

▪	RCC Residential Portfolio, Inc. ("RCC Resi Portfolio"), a Delaware corporation directly owned by the Company, invests in residential mortgage-backed securities (“RMBS”).

▪
RCC Residential Portfolio TRS, Inc. ("RCC Resi TRS"), a TRS directly owned by the Company, is a Delaware corporation which intends to hold strategic residential positions which cannot be held by RCC Resi Portfolio.

◦	RCC Residential Depositor, LLC ("RCC Resi Depositor"), a Delaware limited liability company, owns 100% of the following entity:

▪	RCC Residential Acquisition, LLC ("RCC Resi Acquisition"), a Delaware limited liability company, purchases residential mortgage loans from PCM and transfers the assets to RCC Opp Trust.

*	RCC Opportunities Trust ("RCC Opp Trust"), a Delaware statutory trust, holds a portfolio of residential mortgage loans, available-for-sale.
NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Reverse Stock Split and Amended and Restated Certificate of Incorporation
Effective August 31, 2015, the Company completed a one-for-four reverse stock split of its outstanding common stock. The accompanying financial statements and notes to the financial statements give retroactive effect to the reverse stock split for all periods presented. In addition, the Company adopted an Amended and Restated Certificate of Incorporation, which provides that our authorized capital stock consists of 125,000,000 shares of common stock, $0.001 par value per share, and 100,000,000 shares of preferred stock, $0.001 par value per share.
Principles of Consolidation
The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (“GAAP”). The consolidated financial statements include the accounts of the Company.
All inter-company transactions and balances have been eliminated.
Cash and Cash Equivalents
Cash and cash equivalents include cash on hand and all highly liquid investments with original maturities of three months or less at the time of purchase. At September 30, 2015 and December 31, 2014, the reported cash balances of $104.7 million and $79.9 million exceeded the Federal Deposit Insurance Corporation deposit insurance limit of $250,000 per institution, subjecting the Company to risk related to the uninsured balance. All of the Company's cash deposits are held at large, established financial institutions.
Investment in Unconsolidated Entities
The Company's non-controlling investments in unconsolidated entities are included in investments in unconsolidated entities on the balance sheet and may be accounted for under the equity method or the cost method.
Under the equity method, capital contributions, distributions, profits and losses of the entities are allocated in accordance with the terms of the entities' operating agreements. Such allocations may differ from the stated percentage interests, if any, as a result of preferred returns and allocation formulas as described in the entities' operating agreements.
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

(Back to Index)

(Back to Index)

RESOURCE CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
SEPTEMBER 30, 2015
(unaudited)

Recent Accounting Standards
In September 2015, the Financial Accounting Standards Board ("FASB") issued guidance that simplifies the accounting for adjustments made to provisional amounts recognized in a business combination, which are currently recognized on a retrospective basis. Under the new requirements, adjustments to provisional amounts will be recognized in the reporting period in which the adjustments are determined. The effects of changes in depreciation, amortization, or other income arising from changes to the provisional amounts, if any, are included in earnings of the reporting period in which the adjustments to the provisional amounts are determined. An entity is also required to present separately on the face of the income statement or disclose in the notes the portion of the amount recorded in current-period earnings by line item that would have been recorded in previous reporting periods if the adjustment to the provisional amounts had been recognized as of the acquisition date. It is effective for annual periods, and interim periods within those annual periods, beginning after December 15, 2015, but early adoption is permitted. The Company is currently evaluating the effect of adoption.
In April 2015, the FASB issued guidance that simplifies the presentation of debt issuance costs by requiring that debt issuance costs be presented in the balance sheet as a deduction from the carrying amount of the related debt liability, consistent with debt discounts or premiums. The recognition and measurement guidance for debt issuance costs are not affected by the amendments in this update. It is effective for annual reporting periods beginning after December 15, 2015, but early adoption is permitted. The Company has early adopted the provisions of this guidance. Note 12, Borrowings, reflects the presentation of debt issuance costs as prescribed by this accounting standards update. Adoption did not have a material impact on the Company's consolidated financial statements.
In February 2015, the FASB issued guidance that requires an entity to evaluate whether it should consolidate certain legal entities. All legal entities are subject to reevaluation under the revised consolidation model. Specifically, the amendments: (1) modify the evaluation of whether limited partnerships and similar legal entities are variable interest entities ("VIEs") or voting interest entities; (2) eliminate the presumption that a general partner should consolidate a limited partnership; (3) affect the consolidation analysis of reporting entities that are involved with VIEs, particularly those that have fee arrangements and related-party relationships; and (4) provide a scope exception from consolidation guidance for reporting entities with interests in legal entities that are required to comply with or operate in accordance with requirements that are similar to those in Rule 2a-7 of the Investment Company Act of 1940 for registered money market funds. This guidance is effective for public business entities for fiscal years, and for interim periods within those fiscal years, beginning after December 15, 2015. Early application is permitted. The Company is currently evaluating the effect of adoption.
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

(Back to Index)

(Back to Index)

RESOURCE CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
SEPTEMBER 30, 2015
(unaudited)

In August 2014, the FASB issued guidance that provides for the election of a measurement alternative when a reporting entity determines that it is the primary beneficiary of a collateralized financing entity and, hence, is required to consolidate that collateralized financing entity. The measurement alternative allows a qualifying consolidated collateralized financing entity to use the more observable of the fair value of the financial assets or the fair value of the financial liabilities adjusted by the carrying amount of non-financial assets and the fair value of any beneficial interests retained by the reporting entity (including those beneficial interests that represent compensation for services). Alternatively, if the measurement alternative is not elected for a qualifying consolidated collateralized financing entity, this guidance requires that the financial assets and financial liabilities be measured in accordance with ASC Topic 820, and that any difference in the fair value of the financial assets and the fair value of the financial liabilities be reflected in earnings and attributed to the reporting entity in the consolidated statement of operations. This guidance is effective for public business entities for annual periods, and interim periods within those annual periods, beginning after December 15, 2015. Early adoption is permitted as of the beginning of an annual period. The Company is currently evaluating the effect of adoption.
In June 2014, the FASB issued guidance that changes the accounting for repurchase-to-maturity transactions to secured borrowing accounting and requires separate accounting for a transfer of a financial asset executed contemporaneously with a repurchase agreement with the same counterparty, which results in secured borrowing accounting for the repurchase arrangements. This amendment also requires additional disclosure for certain transactions comprising a transfer of a financial asset accounted for as a sale and an agreement with the same transferee entered into in contemplation of the initial transfer that results in the transferor retaining substantially all of the exposure to the economic return on the transferred financial asset throughout the term of the transaction. The Company adopted this accounting standards update on January 1, 2015. Upon adoption, the Company unlinked its previously linked transactions and disclosed affected asset, liability, income and expense balances at their gross values in its consolidated financial statements.
In April 2014, the FASB issued guidance that changes the requirements for reporting discontinued operations. The amendments in this update require an entity to present, for each comparative period, the assets and liabilities of a disposal group that includes a discontinued operation separately in the asset and liability sections of the statement of financial position. The amendments in this update also require additional disclosures about discontinued operations and new disclosures for disposal transactions of individually significant components of an entity that do not meet the definition of a discontinued operation. Additionally, this guidance both permits and expands the disclosures about an entity’s significant continuing involvement with a discontinued operation. This guidance is effective for all disposals, or classifications of assets as held for sale, of components of an entity that occur within annual periods beginning on or after December 15, 2014, and interim periods within those years. Early adoption was permitted for disposals that had not been reported in financial statements previously issued or available for issuance. The Company early adopted the provisions of this guidance. Adoption did not have a material impact on the Company's consolidated financial statements.
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

(Back to Index)

(Back to Index)

RESOURCE CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
SEPTEMBER 30, 2015
(unaudited)

NOTE 3 - VARIABLE INTEREST ENTITIES

The Company has evaluated its securities, loans, investments in unconsolidated entities, liabilities to subsidiary trusts issuing preferred securities (consisting of unsecured junior subordinated notes) and its securitizations in order to determine if they are variable interests in VIEs. The Company monitors these legal interests and, to the extent it has determined that it has a variable interest, analyzes the entity for potential consolidation. A VIE is required to be consolidated by its primary beneficiary, which, generally, is the entity that has the power to direct the activities that are most significant to the VIE and the right to receive benefits or the obligation to absorb losses that could potentially be significant to the VIE. The Company continuously analyzes entities in which it holds variable interests, including when there is a reconsideration event, to determine whether such entities are VIEs and whether such potential VIEs should be consolidated or deconsolidated. This analysis requires considerable judgment in determining the primary beneficiary of a VIE and could result in the consolidation of an entity that would otherwise not have been consolidated or the non-consolidation of an entity that otherwise would have been consolidated.
Consolidated VIEs (the Company is the primary beneficiary)
Based on management’s analysis, the Company is the primary beneficiary of thirteen VIEs at September 30, 2015: Apidos CDO I, Apidos CDO III, Apidos Cinco CDO, Apidos CLO VIII, RREF CDO 2006-1, RREF CDO 2007-1, Whitney CLO I, RCC CRE Notes 2013, RCC 2014-CRE2, RCC 2015-CRE3, RCC 2015-CRE4, Moselle CLO and RCM Global, LLC. In performing the primary beneficiary analysis for Apidos CDO I, Apidos CDO III, Apidos Cinco CDO, Apidos CLO VIII, RREF CDO 2006-1, RREF CDO 2007-1, RCC CRE Notes 2013, RCC 2014-CRE2, RCC 2015-CRE3, RCC 2015-CRE4 and RCM Global, LLC, it was determined that the parties that have the power to direct the activities that are most significant to each of these VIEs and who have the right to receive benefits and the obligation to absorb losses that could potentially be significant to these VIEs, are a related-party group. It was then determined that the Company was the party within that group that is more closely associated with each such VIE considering the design of the VIE, the principal-agency relationship between the Company and other members of the related-party group, and the relationship and significance of the activities of the VIE to the Company compared to the other members of the related-party group.
Apidos CDO I, Apidos CDO III, Apidos Cinco CDO, Apidos CLO VIII, RREF CDO 2006-1, RREF CDO 2007-1, RCC CRE Notes 2013, RCC 2014-CRE2, RCC 2015-CRE3 and RCC 2015-CRE4 were formed on behalf of the Company to invest in real estate-related securities, CMBS, property available-for-sale, bank loans, corporate bonds and asset-backed securities and were financed by the issuance of debt securities. The Manager manages the commercial real estate-related entities on behalf of the Company, and CVC Credit Partners manages the commercial finance-related entities on behalf of the Company. By financing these assets with long-term borrowings through the issuance of bonds, the Company seeks to generate attractive risk-adjusted equity returns and to match the term of its assets and liabilities. The primary beneficiary determination for each of these VIEs was made at each VIE’s inception and is continually assessed.
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

(Back to Index)

(Back to Index)

RESOURCE CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
SEPTEMBER 30, 2015
(unaudited)

On July 9, 2014, RCC Residential, together with Resource America and certain Resource America employees, acquired through RCM Global a portfolio of securities from JP Morgan for $23.5 million.  The portfolio is managed by Resource America. RCC Residential contributed $15.0 million for a 63.8% membership interest. Each of the members of RCM Global is allocated revenues and expenses of RCM Global in accordance with his or her membership interest. RCM Global was determined to be a VIE based on the equity holders' inability to direct the activities that are most significant to the entity. The Company was determined to be the primary beneficiary of RCM Global and, therefore, consolidated the entity. The Company's ownership interest of the portfolio's remaining assets was 46.4% as of September 30, 2015.
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
The creditors of the Company’s thirteen consolidated VIEs have no recourse to the general credit of the Company. However, in its capacity as manager, the Company has voluntarily supported two credits in one of its commercial real estate CDOs as the credits went through a restructuring in order to maximize future cash flows from the CDO. For the three and nine months ended September 30, 2015, the Company provided no financial support. For the three and nine months ended September 30, 2014, the Company provided financial support of $209,000 and $758,000, respectively. The Company has provided no other financial support to any other of its VIEs nor does it have any requirement to do so, although it may choose to do so in the future to maximize future cash flows on such investments by the Company. There are no explicit arrangements that obligate the Company to provide financial support to any of its consolidated VIEs.

(Back to Index)

(Back to Index)

RESOURCE CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
SEPTEMBER 30, 2015
(unaudited)

The following table shows the classification and carrying value of assets and liabilities of the Company's consolidated VIEs as of September 30, 2015 (in thousands):

	Apidos I	Apidos III	Apidos Cinco	Whitney CLO I	RREF 2006-1	RREF 2007-1	RCC CRE Notes 2013	RCC 2014-CRE2	RCC 2015-CRE3	RCC 2015-CRE4	Moselle	RCM Global, LLC	Total
ASSETS (3)
Cash and cash equivalents	$—	$—	$—	$—	$—	$—	$—	$—	$—	$—	$—	$188	$188
Restricted cash (1)	71	192	14,503	116	24	255	1,686	—	—	5,005	354	—	22,206
Investment securities available-for-sale, pledged as collateral, at fair value	—	—	9,653	—	5,933	55,781	—	—	—	—	—	5,150	76,517
Loans, pledged as collateral	—	—	148,549	—	88,193	190,614	139,956	351,620	342,944	304,578	—	—	1,566,454
Loans held for sale	153	—	2,841	—	—	—	—	—	—	—	—	—	2,994
Interest receivable	—	—	805	—	350	1,329	740	1,324	1,241	1,109	—	950	7,848
Prepaid assets	—	5	29	—	69	74	12	5	—	—	—	—	194
Principal paydown receivable	—	—	—	—	—	—	32,100	—	—	—	—	—	32,100
Other Assets	—	—	—	—	—	—	161	8	—	—	—	713	882
Total assets (2)	$224	$197	$176,380	$116	$94,569	$248,053	$174,655	$352,957	$344,185	$310,692	$354	$7,001	$1,709,383

LIABILITIES
Borrowings	$—	$—	$152,310	$—	$52,820	$127,195	$125,833	$232,030	$278,444	$220,403	$57	$—	$1,189,092
Accrued interest expense	—	—	209	—	25	101	122	127	214	155	—	—	953
Derivatives, at fair value	—	—	—	—	197	4,577	—	—	—	—	—	—	4,774
Unsettled loan purchases	—	—	—	—	—	—	—	—	—	—	—	—	—
Accounts payable and other liabilities	—	—	13	—	17	5	(2)	10	—	—	154	11	208
Total liabilities	$—	$—	$152,532	$—	$53,059	$131,878	$125,953	$232,167	$278,658	$220,558	$211	$11	$1,195,027

(1)    Includes $6.9 million designated to fund future commitments on specific commercial real estate loans in certain of the securitizations.
(2)    Assets of each of the consolidated VIEs may only be used to settle the obligations of each respective VIE.

(3)	In October 2013, the Company liquidated Apidos CLO VIII and all of the assets were sold. However, the Company still owns its share of beneficial interests that caused it to consolidate it.
Unconsolidated VIEs (the Company is not the primary beneficiary, but has a variable interest)
Based on management’s analysis, the Company is not the primary beneficiary of the VIEs discussed below since it does not have both (i) the power to direct the activities that most significantly impact the VIE’s economic performance and (ii) the obligation to absorb the losses of the VIE or the right to receive the benefits from the VIE, which could be significant to the VIE. Accordingly, the following VIEs are not consolidated in the Company’s financial statements as of September 30, 2015. The Company’s maximum exposure to risk for each of these unconsolidated VIEs is set forth in the “Maximum Exposure to Loss” column in the table below.

(Back to Index)

(Back to Index)

RESOURCE CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
SEPTEMBER 30, 2015
(unaudited)

LEAF Commercial Capital, Inc.
On November 16, 2011, the Company together with LEAF Financial, Inc. ("LEAF Financial"), a subsidiary of Resource America, and LEAF Commercial Capital, Inc. (“LCC”), another subsidiary of Resource America, entered into a stock purchase agreement and related agreements (collectively the “SPA”) with Eos Partners, L.P., a private investment firm, and its affiliates (“Eos”). In exchange for its prior interests in its lease related investments, the Company received 31,341 shares of Series A Preferred Stock (the "Series A Preferred Stock"), 4,872 shares of newly issued 8% Series B Redeemable Preferred Stock (the "Series B Preferred Stock") and 2,364 shares of newly issued Series D Redeemable Preferred Stock (the "Series D Preferred Stock"), collectively representing, on a fully-diluted basis, assuming conversion, a 26.7% interest in LCC. At the time of investment, the Company’s investment in LCC was valued at $36.3 million based on a third-party valuation at that time.  During 2013, the Company entered into a third stock purchase agreement with LCC to purchase 3,682 shares of newly issued Series A-1 Preferred Stock (the "Series A-1 Preferred Stock") for $3.7 million and 4,445 shares of newly issued Series E Preferred Stock (the "Series E Preferred Stock") for $4.4 million. The Series E Preferred Stock has priority over all other classes of preferred stock. The Company's fully-diluted interest in LCC, assuming conversion, was 28.4% at September 30, 2015. The Company’s investment in LCC was recorded at $40.8 million and $39.4 million as of September 30, 2015 and December 31, 2014, respectively. The Company determined that it is not the primary beneficiary of LCC because it does not participate in any management or portfolio decisions, holds only two of six board positions, and only controls 28.4% of the voting rights in the entity. Furthermore, Eos holds consent rights with respect to significant LCC actions, including the incurrence of indebtedness, consummation of a sale of the entity, liquidation or initiating a public offering.
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
Resource Capital Asset Management CLOs
In February 2011, the Company purchased a company that managed bank loan assets through five CLOs. As a result, the Company became entitled to collect senior, subordinated and incentive management fees from these CLOs. The purchase price of $22.5 million resulted in an intangible asset that was allocated to each of the five CLOs and is amortized over the expected life of each CLO. The unamortized balance of the intangible asset was $8.1 million and $9.4 million at September 30, 2015 and December 31, 2014, respectively. The Company recognized fee income of $791,000 and $2.7 million for the three and nine months ended September 30, 2015, respectively and $1.2 million and $4.0 million for the three and nine months ended September 30, 2014, respectively. With respect to four of these CLOs, the Company determined that it does not hold a controlling financial interest and, therefore, is not the primary beneficiary. One of the CLOs was liquidated in February 2013. With respect to the fifth CLO, Whitney CLO I, in October 2012, the Company purchased 66.6% of its preferred equity, which resulted in consolidation. Based upon that purchase, the Company determined that it had an obligation to absorb losses and/or the right to receive benefits that could potentially be significant to Whitney CLO I and that a related party had the power to direct the activities that are most significant to the VIE. As a result, together with the related party, the Company had both the power to direct and the right to receive benefits and the obligation to absorb losses. It was then determined that, between the Company and the related party, the Company was the party within that group that was more closely associated with Whitney CLO I because of its preferred equity interest in Whitney CLO I. The Company, therefore, consolidated Whitney CLO I. In May 2013, the Company purchased additional equity in this CLO which increased its ownership of the outstanding preferred equity to 68.3%. In September 2013, the Company liquidated Whitney CLO I, and, as a result, all of the assets were sold.

(Back to Index)

(Back to Index)

RESOURCE CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
SEPTEMBER 30, 2015
(unaudited)

Investment in ZAIS
In February 2015, the Company made an investment in ZAIS CLO 4 Limited, an offshore financing vehicle created to acquire and warehouse syndicated bank loans, through its wholly-owned, indirect subsidiary ZAIS and through its consolidated subsidiary Pelium Capital together with a certain Resource America employee. The Company, through ZAIS and Pelium Capital, committed to invest $10.0 million and $3.0 million, respectively, during the vehicle's warehousing period. The vehicle is managed by ZAIS Leveraged Loan Manager 4, LLC (the “Collateral Manager”), an entity unrelated to the Company or to Pelium Capital, and such collateral management activities were determined to be the activities that most significantly impacted the economic performance of the entity. The Collateral Manager can be replaced either for cause by the entity’s administrative agent if there is an event of default or by a unanimous vote of the entity’s equity investors, excluding any preference shares held by the Collateral Manager or its affiliates. Although the Company has an investment in the entity that is potentially significant, because it was determined that the Company did not have the ability to kick out the collateral manager, the Company was not determined to be the primary beneficiary and, hence, not required to consolidate ZAIS CLO 4, Limited. As of September 30, 2015, the Company had invested $10.0 million and $3.0 million through ZAIS and Pelium Capital, respectively. The Company accounts for its investment in ZAIS as an investment security available-for-sale in its consolidated financial statements.
Investment in Harvest CLO XV Designated Activity Company
In February 2015, the Company made an investment in Harvest CLO XV Designated Activity Company ("Harvest XV"), an offshore financing vehicle created to acquire and warehouse syndicated bank loans, through its wholly-owned, direct subsidiary Commercial II. The vehicle is managed by 3i Debt Management Investments Limited (the “Collateral Manager”), an entity unrelated to the Company, and such collateral management activities were determined to be the activities that most significantly impacted the economic performance of the entity. The Collateral Manager can be replaced only for cause by the entity’s administrative agent. Although the Company has an investment in the entity that is potentially significant, because it was determined that the Company did not have the ability to unilaterally kick out the collateral manager, the Company was not determined to be the primary beneficiary and, hence, not required to consolidate Harvest XV. As of September 30, 2015, the Company had invested $11.2 million in Harvest XV's warehouse. The Company accounts for its investment in Harvest XV as an investment security available-for-sale in its consolidated financial statements.
The following table shows the classification, carrying value and maximum exposure to loss with respect to the Company’s unconsolidated VIEs as of September 30, 2015 (in thousands):

	Unconsolidated Variable Interest Entities
	LCC	Unsecured Junior Subordinated Debentures	Resource Capital Asset Management CDOs	Investment in ZAIS and Harvest XV	Total	Maximum Exposure to Loss
Investment in unconsolidated entities	$40,779	$1,548	$—	$24,471	$66,798	$66,798
Intangible assets	—	—	8,088	—	8,088	$8,088
Total assets	40,779	1,548	8,088	24,471	74,886

Borrowings	—	51,360	—	—	51,360	N/A
Total liabilities	—	51,360	—	—	51,360	N/A
Net asset (liability)	$40,779	$(49,812)	$8,088	$24,471	$23,526	N/A
As of September 30, 2015, there were no explicit arrangements or implicit variable interests that could require the Company to provide financial support to any of its unconsolidated VIEs.

(Back to Index)

(Back to Index)

RESOURCE CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
SEPTEMBER 30, 2015
(unaudited)

NOTE 4 - SUPPLEMENTAL CASH FLOW INFORMATION
Supplemental disclosure of cash flow information is summarized for the periods indicated (in thousands):

	For the Nine Months Ended
	September 30,
	2015	2014
Non-cash operating activities include the following:
Reclassification of linked transactions, net at fair value to investment securities available-for-sale, pledged as collateral, at fair value and borrowings (1)	$15,367	$—

Non-cash investing activities include the following:
Reclassification of linked transactions, net at fair value to investment securities available-for-sale, pledged as collateral, at fair value (1)	$48,764	$—

Non-cash financing activities include the following:
Distributions on common stock declared but not paid	$20,667	$26,629
Distributions on preferred stock declared but not paid	$4,077	$5,555
Reclassification of linked transactions, net at fair value to borrowings (1)	$33,397	$—

(1)
As a result of an accounting standards update adopted on January 1, 2015 (see Note 2), the Company unlinked its previously linked transactions, resulting in non-cash increases in both its investment securities available-for-sale, pledged as collateral, at fair value and related repurchase agreements borrowings balances.

NOTE 5 - INVESTMENT SECURITIES, TRADING
The following table summarizes the Company's structured notes and RMBS that are classified as investment securities, trading and carried at fair value (in thousands). Structured notes are CLO debt securities collateralized by syndicated bank loans, and RMBS is a type of mortgage-backed debt obligation whose cash flows come from residential mortgage debt.

	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
As of September 30, 2015:
Structured notes	$26,635	$1,952	$(2,872)	$25,715
RMBS	1,896	—	(1,896)	—
Total	$28,531	$1,952	$(4,768)	$25,715

As of December 31, 2014:
Structured notes	$22,876	$1,098	$(3,188)	$20,786
RMBS	1,896	—	(1,896)	—
Total	$24,772	$1,098	$(5,084)	$20,786
The Company sold 19 and two securities during the nine months ended September 30, 2015 and 2014, for a net realized gain of approximately $1.4 million and $2.5 million, respectively. The Company held 50 and 37 investment securities, trading as of September 30, 2015 and December 31, 2014, respectively.

(Back to Index)

(Back to Index)

RESOURCE CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
SEPTEMBER 30, 2015
(unaudited)

NOTE 6 - INVESTMENT SECURITIES AVAILABLE-FOR-SALE
The following table summarizes the Company's investment securities, including those pledged as collateral and classified as available-for-sale, which are carried at fair value (in thousands):

	Amortized Cost (1)	Unrealized Gains	Unrealized Losses	Fair Value
As of September 30, 2015:
CMBS	$175,167	$3,902	$(1,244)	$177,825
RMBS	2,286	111	(77)	2,320
ABS	47,110	5,419	(381)	52,148
Corporate bonds	2,420	—	(113)	2,307
Total	$226,983	$9,432	$(1,815)	$234,600

As of December 31, 2014:
CMBS	$168,669	$4,938	$(3,202)	$170,405
RMBS	29,814	937	—	30,751
ABS	55,617	16,876	(336)	72,157
Corporate bonds	2,415	10	(18)	2,407
Total	$256,515	$22,761	$(3,556)	$275,720

(1)	As of September 30, 2015 and December 31, 2014, $118.8 million and $197.8 million, respectively, of investment securities available-for-sale were pledged as collateral under related financings.

(Back to Index)

(Back to Index)

RESOURCE CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
SEPTEMBER 30, 2015
(unaudited)

The following table summarizes the estimated maturities of the Company’s CMBS, RMBS, ABS and corporate bonds according to their estimated weighted average life classifications (in thousands, except percentages):

Weighted Average Life	Fair Value		Amortized Cost	Weighted Average Coupon
As of September 30, 2015:
Less than one year	$125,357	(1)	$124,387	8.18%
Greater than one year and less than five years	82,189		77,757	6.66%
Greater than five years and less than ten years	13,643		11,779	10.19%
Greater than ten years	13,411		13,060	9.02%
Total	$234,600		$226,983	7.81%

As of December 31, 2014:
Less than one year	$78,095	(1)	$79,649	4.13%
Greater than one year and less than five years	115,302		100,909	4.64%
Greater than five years and less than ten years	20,177		17,516	16.45%
Greater than ten years	62,146		58,441	7.86%
Total	$275,720		$256,515	6.08%

(1)	The Company expects that the maturity dates of these CMBS and ABS will either be extended or that they will be paid in full.
At September 30, 2015, the contractual maturities of the CMBS investment securities available-for-sale range from October 2015 to December 2022.  The contractual maturity date of RMBS investment securities available-for-sale is June 2029. The contractual maturities of the ABS investment securities available-for-sale range from October 2015 to October 2050. The contractual maturities of the corporate bond investment securities available-for-sale range from May 2016 to December 2019.
The following table shows the fair value, gross unrealized losses and number of securities aggregated by investment category and length of time, that individual investment securities available-for-sale have been in a continuous unrealized loss position during the periods specified (in thousands, except number of securities):

	Less than 12 Months			More than 12 Months			Total
	Fair Value	Unrealized Losses	Number of Securities	Fair Value	Unrealized Losses	Number of Securities	Fair Value	Unrealized Losses	Number of Securities
As of September 30, 2015:
CMBS	$73,950	$(340)	38	$16,649	$(904)	13	$90,599	$(1,244)	51
ABS	7,082	(195)	8	1,132	(186)	8	8,214	(381)	16
Corporate bonds	945	(6)	2	1,362	(107)	1	2,307	(113)	3
RMBS	1,241	(77)	2	—	—	—	1,241	(77)	2
Total temporarily impaired securities	$83,218	$(618)	50	$19,143	$(1,197)	22	$102,361	$(1,815)	72

As of December 31, 2014:
CMBS	$35,860	$(555)	22	$25,583	$(2,647)	13	$61,443	$(3,202)	35
ABS	1,000	(278)	8	958	(58)	3	1,958	(336)	11
Corporate bonds	1,447	(18)	1	—	—	—	1,447	(18)	1
Total temporarily impaired securities	$38,307	$(851)	31	$26,541	$(2,705)	16	$64,848	$(3,556)	47
The unrealized losses in the above table are considered to be temporary impairments due to market factors and are not reflective of credit deterioration.

(Back to Index)

(Back to Index)

RESOURCE CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
SEPTEMBER 30, 2015
(unaudited)

During the nine months ended September 30, 2015 and 2014, the Company did not recognize any other-than-temporary impairment on its investment securities available-for-sale.
The following table summarizes the Company's sales of investment securities available-for-sale (in thousands, except number of securities):

	For the Three Months Ended				For the Nine Months Ended
	Positions Sold	Positions Redeemed	Par Amount Sold/Redeemed	Realized Gain (Loss)	Positions Sold	Positions Redeemed	Par Amount Sold/Redeemed	Realized Gain (Loss)
September 30, 2015:
ABS	8	—	$15,462	$2,437	15	3	$31,399	$10,547
RMBS	—	—	$—	$—	6	—	$28,305	$984

September 30, 2014:
ABS	3	—	$6,947	$2,974	3	1	$9,447	$3,000
Corporate bonds	—	1	$1,000	$48	—	2	$1,630	$47
CMBS	—	—	$—	$—	6	—	$28,470	$182

(Back to Index)

(Back to Index)

RESOURCE CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
SEPTEMBER 30, 2015
(unaudited)

NOTE 7 - LOANS
The following is a summary of the Company’s loans (in thousands):

Loan Description	Principal	Unamortized (Discount) Premium, net (1)	Carrying Value (2)
As of September 30, 2015:
Commercial real estate loans:
Whole loans	$1,612,442	$(9,057)	$1,603,385
B notes	15,984	(20)	15,964
Mezzanine loans	45,382	5	45,387
Total commercial real estate loans	1,673,808	(9,072)	1,664,736
Bank loans	150,122	(489)	149,633
Middle market loans	350,325	(854)	349,471
Residential mortgage loans, held for investment	2,422	—	2,422
Subtotal loans before allowance	2,176,677	(10,415)	2,166,262
Allowance for loan loss	(47,284)	—	(47,284)
Total loans held for investment, net of allowance	2,129,393	(10,415)	2,118,978
Bank loans held for sale	2,994	—	2,994
Residential mortgage loans held for sale, at fair value (3)	113,007	—	113,007
Total loans held for sale	116,001	—	116,001
Total loans, net	$2,245,394	$(10,415)	$2,234,979

As of December 31, 2014:
Commercial real estate loans:
Whole loans	$1,271,121	$(7,529)	$1,263,592
B notes	16,120	(48)	16,072
Mezzanine loans	67,446	(80)	67,366
Total commercial real estate loans	1,354,687	(7,657)	1,347,030
Bank loans	332,058	(1,410)	330,648
Middle market loans	250,859	(746)	250,113
Residential mortgage loans, held for investment	2,802	—	2,802
Subtotal loans before allowance	1,940,406	(9,813)	1,930,593
Allowance for loan loss	(4,613)	—	(4,613)
Total loans held for investment, net of allowance	1,935,793	(9,813)	1,925,980
Bank loans held for sale	282	—	282
Residential mortgage loans held for sale, at fair value (3)	113,393	—	113,393
Total loans held for sale	113,675	—	113,675
Total loans, net	$2,049,468	$(9,813)	$2,039,655

(1)
Amounts include deferred amendment fees of $45,000 and $88,000 and deferred upfront fees of $19,000 and $82,000 being amortized over the life of the bank loans as of September 30, 2015 and December 31, 2014, respectively.  Amounts also include loan origination fees of $9.5 million and $8.1 million as of September 30, 2015 and December 31, 2014, respectively.

(2)	Substantially all loans are pledged as collateral under various borrowings at September 30, 2015 and December 31, 2014, respectively.

(3)
Residential mortgage loans held for sale, at fair value, consisted of $60.5 million and $52.5 million of agency-conforming and jumbo mortgage loans, respectively, as of September 30, 2015. Residential mortgage loans held for sale, at fair value, consisted of $28.9 million and $82.6 million of agency-conforming and jumbo mortgage loans, respectively, as of December 31, 2014. Amortized cost approximates fair value.

(Back to Index)

(Back to Index)

RESOURCE CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
SEPTEMBER 30, 2015
(unaudited)

Commercial Real Estate Loans
The following is a summary of the Company’s commercial real estate loans held for investment (in thousands):

Description	Quantity	Amortized Cost	Contracted Interest Rates	Maturity Dates(3)
As of September 30, 2015:
Whole loans, floating rate (1) (4) (5)	86	$1,603,385	LIBOR plus 1.75% to LIBOR plus 15.00%	October 2015 to February 2019
B notes, fixed rate	1	15,964	8.68%	April 2016
Mezzanine loans, fixed rate (6)	2	45,387	9.01%	September 2016
Total (2)	89	$1,664,736

As of December 31, 2014:
Whole loans, floating rate(1) (4) (5)	73	$1,263,592	LIBOR plus 1.75% to LIBOR plus 15.00%	May 2015 to February 2019
B notes, fixed rate	1	16,072	8.68%	April 2016
Mezzanine loans, floating rate	1	12,558	LIBOR plus 15.32%	April 2016
Mezzanine loans, fixed rate	3	54,808	0.50% to 18.71%	January 2016 to September 2019
Total (2)	78	$1,347,030

(1)
Whole loans had $103.9 million and $105.1 million in unfunded loan commitments as of September 30, 2015 and December 31, 2014, respectively.  These unfunded commitments are advanced as the borrowers formally request additional funding as permitted under the loan agreement and any necessary approvals have been obtained.

(2)	Totals do not include allowance for loan losses of $42.1 million and $4.0 million as of September 30, 2015 and December 31, 2014, respectively.

(3)	Maturity dates do not include possible extension options that may be available to the borrowers.

(4)
Includes two whole loans with a combined $12.0 million mezzanine component that have fixed rates of 12.0%, and two whole loans with a combined $4.2 million mezzanine component that have fixed rates of 15.0%, as of September 30, 2015 and December 31, 2014.

(5)	Includes a $799,000 junior mezzanine tranche of a whole loan that has a fixed rate of 10.0% as of September 30, 2015 and December 31, 2014.

(6)	Contracted interest rates and maturity dates do not include rates or maturity dates associated with one loan with an amortized cost of $38.1 million that was fully reserved as of June 30, 2015.

(Back to Index)

(Back to Index)

RESOURCE CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
SEPTEMBER 30, 2015
(unaudited)

The following is a summary of the weighted average maturity of the Company’s commercial real estate loans, at amortized cost (in thousands):

Description	2015	2016	2017 and Thereafter	Total
As of September 30, 2015:
B notes	$—	$—	$15,964	$15,964
Mezzanine loans	—	38,072	7,315	45,387
Whole loans	—	39,527	1,563,858	1,603,385
Total (1)	$—	$77,599	$1,587,137	$1,664,736

As of December 31, 2014:	2015	2016	2017 and Thereafter	Total
B notes	$—	$16,072	$—	$16,072
Mezzanine loans	—	16,736	50,630	67,366
Whole loans	—	27,665	1,235,927	1,263,592
Total (1)	$—	$60,473	$1,286,557	$1,347,030

(1)	Weighted average maturity of commercial real estate loans assumes full exercise of extension options available to borrowers.
At September 30, 2015, approximately 30.4%, 23.3% and 5.9% of the Company's commercial real estate portfolio was concentrated in Texas, California, and Arizona, respectively. At December 31, 2014, approximately 27.4%, 27.3%, and 7.3% of the Company's commercial real estate loan portfolio was concentrated in California, Texas, and Arizona, respectively.
Bank Loans
At September 30, 2015, the Company’s bank loan portfolio, including loans held for sale, consisted of $151.5 million (net of allowance of $1.1 million) of floating rate loans, which bear interest ranging between the three month London Interbank Offered Rate (“LIBOR”) plus 1.25% and the three month LIBOR plus 8.00% with maturity dates ranging from October 2015 to February 2024.
At December 31, 2014, the Company’s bank loan portfolio, including loans held for sale, consisted of $330.4 million (net of allowance of $570,000) of floating rate loans, which bear interest ranging between the three month LIBOR plus 1.25% and the three month LIBOR plus 8.75% with maturity dates ranging from January 2015 to February 2024.

(Back to Index)

(Back to Index)

RESOURCE CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
SEPTEMBER 30, 2015
(unaudited)

The following table provides information as to the lien position and status of the Company's bank loans, at amortized cost (in thousands):

	Apidos I	Apidos III	Apidos Cinco	Total
As of September 30, 2015
Loans held for investment:
First lien loans	$—	$—	$146,651	$146,651
Second lien loans	—	—	2,508	2,508
Third lien loans	—	—	—	—
Defaulted first lien loans	—	—	215	215
Defaulted second lien loans	—	—	259	259
Total	—	—	149,633	149,633
First lien loans held for sale at fair value	153	—	2,841	2,994
Total	$153	$—	$152,474	$152,627

As of December 31, 2014:
Loans held for investment:
First lien loans	$153	$80,196	$245,377	$325,726
Second lien loans	—	—	3,572	3,572
Third lien loans	—	—	—	—
Defaulted first lien loans	—	—	—	—
Defaulted second lien loans	—	971	379	1,350
Total	153	81,167	249,328	330,648
First lien loans held for sale at fair value	—	—	282	282
Total	$153	$81,167	$249,610	$330,930
The following is a summary of the weighted average maturity of the Company’s bank loans, at amortized cost and loans held-for-sale, at the lower of cost or market (in thousands):

	September 30, 2015	December 31, 2014
Less than one year	$2,518	$7,829
Greater than one year and less than five years	145,216	274,332
Five years or greater	4,893	48,769
	$152,627	$330,930
At September 30, 2015 approximately 13.2% , 12.5% and 9.6%, of the Company’s bank loan portfolio was concentrated in the collective industry grouping of automobile, diversified/conglomerate service and healthcare, education and childcare, respectively. At December 31, 2014, approximately 8.5%, 11.7% and 17.5% of the Company’s bank loan portfolio was concentrated in the collective industry grouping of automobile, diversified/conglomerate service and healthcare, education and childcare, respectively.
Middle Market Loans
At September 30, 2015, the Company’s middle market loan portfolio consisted of $345.4 million (net of allowance of $4.1 million) of floating rate loans, which bear interest ranging between the one or three month LIBOR plus 6.25% and one or three month LIBOR plus 11.75% with maturity dates ranging from December 2016 to July 2023.
At December 31, 2014, the Company’s middle market loan portfolio consisted of $250.1 million of floating rate loans, which bore interest ranging between the one or three month LIBOR plus 5.50% and the three month LIBOR plus 9.25% with maturity dates ranging from December 2016 to November 2022.

(Back to Index)

(Back to Index)

RESOURCE CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
SEPTEMBER 30, 2015
(unaudited)

The following table provides information as to the lien position and status of middle market loans, at amortized cost (in thousands):

	September 30, 2015	December 31, 2014
First Lien	$221,961	$149,287
Second Lien	122,554	100,826
First Lien Defaulted	—	—
Second Lien Defaulted	4,956	—
	$349,471	$250,113
The following is a summary of the weighted average maturity of the Company’s middle market loans, at amortized cost (in thousands):

	September 30, 2015	December 31, 2014
Less than one year	$—	$—
Greater than one year and less than five years	210,773	132,353
Five years or greater	138,698	117,760
	$349,471	$250,113
At September 30, 2015 and December 31, 2014, approximately 13.0% and 2.8%, respectively, of the Company's middle market loan portfolio was concentrated in the collective industry grouping of diversified and conglomerate service and 13.0% and 13.7%, respectively, of the Company's middle market loan portfolio was concentrated in the collective industry grouping of personal, food and miscellaneous service.
The following is a summary of the allocation of the allowance for loan loss with respect to the Company's loans (in thousands, except percentages) by asset class:

Description	Allowance for Loan Loss	Percentage of Total Allowance
As of September 30, 2015:
B notes	$20	0.04%
Mezzanine loans	38,080	80.54%
Whole loans	4,014	8.49%
Bank loans	1,084	2.29%
Middle market loans	4,086	8.64%
Total	$47,284

As of December 31, 2014:
B notes	$55	1.19%
Mezzanine loans	230	4.99%
Whole loans	3,758	81.46%
Bank loans	570	12.36%
Total	$4,613
Principal paydown receivables represent the portion of the Company's loan portfolio for which indication has been provided through its various servicers, trustees, or its asset management group that a payoff or paydown of a loan has been received but which, as of period end, the Company has not received and applied to the outstanding loan balance. At September 30, 2015, principal paydown receivables relating to the Company's loan portfolio totaled $32.1 million, the entirety of which the Company received in cash in October 2015. At December 31, 2014, principal paydown receivables relating to the Company's loan portfolio totaled $40.9 million, the entirety of which the Company received in cash during January 2015.

(Back to Index)

(Back to Index)

RESOURCE CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
SEPTEMBER 30, 2015
(unaudited)

During the quarter ended September 30, 2015, approximately 46.7% of the Company's residential mortgage loans were originated in Georgia, 10.5% in Utah, 9.1% in Virginia, 5.2% in Florida, and 4.1% in South Carolina. During the year ended December 31, 2014, approximately 56.0% of the Company's residential mortgage loans were originated in Georgia, 8.0% in Utah, 7.0% in Virginia, 5.0% in Alabama, and 4.0% in Tennessee.
NOTE 8 - INVESTMENTS IN UNCONSOLIDATED ENTITIES
The following table shows the Company's investments in unconsolidated entities as of September 30, 2015 and December 31, 2014 and equity in earnings of unconsolidated subsidiaries for the three and nine months ended September 30, 2015 and 2014 (in thousands):

				Equity in Earnings of Unconsolidated Subsidiaries
		Balance as of	Balance as of	For the three months ended	For the nine months ended	For the three months ended	For the nine months ended
	Ownership %	September 30, 2015	December 31, 2014	September 30, 2015	September 30, 2015	September 30, 2014	September 30, 2014
Varde Investment Partners, L.P	7.5%	$654	$654	$—	$—	$—	$(19)
RRE VIP Borrower, LLC (1)	3% to 5%	—	—	—	46	770	2,506
Investment in LCC Preferred Stock	28.4%	40,779	39,416	961	1,362	13	(859)
Investment in CVC Global Credit Opportunities Fund (2)	14.1%	12,877	18,209	(628)	293	47	2,004
Investment in Life Care Funding (3)	60.7%	—	—	—	—	—	(75)
Investment in School Lane House (1)		—	—	1	1	57	1,106
Subtotal		54,310	58,279	334	1,702	887	4,663
Investment in RCT I and II (4)	3.0%	1,548	1,548	(610)	(1,805)	(601)	(1,785)
Investment in Preferred Equity (1) (5)		—	—	—	—	—	410
Total		$55,858	$59,827	$(276)	$(103)	$286	$3,288

(1)	Investment in School Lane House, Investment in RRE VIP Borrower and the Investment in Preferred Equity were sold or repaid as of December 31, 2014.

(2)	In March 2015, the Company elected a partial redemption of $5.0 million from the fund.

(3)
In January 2013, LTCC invested $2.0 million into LCF for the purpose of originating and acquiring life settlement contracts. In February 2014, the Company invested an additional $1.4 million which resulted in the consolidation of LCF during the first quarter of 2014. Ownership percentage represents ownership following the additional investment and consolidation.

(4)	For the three and nine months ended September 30, 2015 and 2014, these amounts are recorded in interest expense on the Company's consolidated statements of operations.

(5)	For the nine months ended September 30, 2014, these amounts are recorded in interest income on loans on the Company's consolidated statements of operations.

(Back to Index)

(Back to Index)

RESOURCE CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
SEPTEMBER 30, 2015
(unaudited)

NOTE 9 - FINANCING RECEIVABLES
The following tables show the allowance for loan losses and recorded investments in loans for the years indicated (in thousands):

	Commercial Real Estate Loans	Bank Loans	Middle Market Loans	Residential Mortgage Loans	Loans Receivable-Related Party	Total
As of September 30, 2015:
Allowance for Loan Losses:
Allowance for losses at January 1, 2015	$4,043	$570	$—	$—	$—	$4,613
Provision (recovery) for loan losses	38,025	1,912	4,223	(110)	(216)	43,834
Loans charged-off	—	(1,398)	(137)	110	216	(1,209)
Recoveries	46	—	—	—	—	46
Allowance for losses at September 30, 2015	$42,114	$1,084	$4,086	$—	$—	$47,284
Ending balance:
Individually evaluated for impairment	$40,274	$345	$4,086	$—	$—	$44,705
Collectively evaluated for impairment	$1,840	$739	$—	$—	$—	$2,579
Loans acquired with deteriorated credit quality	$—	$—	$—	$—	$—	$—
Loans:
Ending balance:
Individually evaluated for impairment	$129,078	$474	$349,471	$—	$—	$479,023
Collectively evaluated for impairment	$1,535,658	$149,159	$—	$2,422	$—	$1,687,239
Loans acquired with deteriorated credit quality	$—	$—	$—	$—	$—	$—

As of December 31, 2014:
Allowance for Loan Losses:
Allowance for losses at January 1, 2014	$10,416	$3,391	$—	$—	$—	$13,807
Provision for loan losses	(3,758)	4,173	92	—	1,297	1,804
Loans charged-off	(2,615)	(6,994)	(92)	—	(1,297)	(10,998)
Allowance for losses at December 31, 2014	$4,043	$570	$—	$—	$—	$4,613
Ending balance:
Individually evaluated for impairment	$—	$570	$—	$—	$—	$570
Collectively evaluated for impairment	$4,043	$—	$—	$—	$—	$4,043
Loans acquired with deteriorated credit quality	$—	$—	$—	$—	$—	$—
Loans:
Ending balance:
Individually evaluated for impairment	$166,180	$1,350	$250,113	$—	$1,277	$418,920
Collectively evaluated for impairment	$1,180,850	$329,580	$—	$2,802	$—	$1,513,232
Loans acquired with deteriorated credit quality	$—	$—	$—	$—	$—	$—

(Back to Index)

(Back to Index)

RESOURCE CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
SEPTEMBER 30, 2015
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
Credit risk profiles of bank loans were as follows (in thousands):

	Rating 1	Rating 2	Rating 3	Rating 4	Rating 5	Held for Sale	Total
As of September 30, 2015:
Bank loans	$133,727	$10,836	$2,148	$2,448	$474	$2,994	$152,627

As of December 31, 2014:
Bank loans	$291,214	$32,660	$5,424	$—	$1,350	$282	$330,930
All of the Company’s bank loans were current with respect to debt service with the exception of two loans with an aggregate amortized cost of $474,000 as of September 30, 2015. As of December 31, 2014, all of the Company's bank loans were current with respect to debt service with the exception of two loans with an amortized aggregate cost of $1.4 million, one of which defaulted as of March 31, 2014 and the other of which defaulted as of September 30, 2014.
Middle Market Loans
The Company uses a risk grading matrix to assign grades to middle market loans.  At inception, all middle market loans are graded at a 2 and updates to assigned grades are made continually as new information is received. Loans are graded on a scale of 1-5 with 1 representing the Company’s highest rating and 5 representing its lowest rating.  A loan with a rating of a 1 is considered performing above expectations, a loan with a rating of a 2 is considered performing within expectations, a loan with a rating of a 3 is considered performing below expectations and requires close monitoring but no loss of interest or principal is expected, a loan with a rating of a 4 is considered to be performing below expectations and some loss of interest or dividend is expected but no loss of principal, and a loan with a rating of a 5 is considered performing substantially below expectations, in default and some loss of principal is expected. The Company considers metrics such as performance of the underlying company, liquidity, collectability of interest and principal payments, enterprise valuation, default probability, and industry dynamics in grading its middle market loans.
Credit risk profiles of middle market loans were as follows (in thousands):

	Rating 1	Rating 2	Rating 3	Rating 4	Rating 5	Held for Sale	Total
As of September 30, 2015:
Middle market loans	$52,206	$255,237	$37,072	$—	$4,956	$—	$349,471

As of December 31, 2014:
Middle market loans	$—	$240,245	$9,868	$—	$—	$—	$250,113
As of September 30, 2015, one loan was in default with a risk rating of a 5. The rest of the Company's portfolio is current with respect to debt service. All of the Company’s middle market loans were current with respect to debt service as of December 31, 2014.

(Back to Index)

(Back to Index)

RESOURCE CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
SEPTEMBER 30, 2015
(unaudited)

Commercial Real Estate Loans
The Company uses a risk grading matrix to assign grades to commercial real estate loans.  Loans are graded at inception and updates to assigned grades are made continually as new information is received.  Loans are graded on a scale of 1-4 with 1 representing the Company’s highest rating and 4 representing its lowest rating. A loan with a rating of a 1 is considered to have satisfactory performance with no issues noted. A loan is graded with a rating of a 2 if a surveillance trigger event has occurred without mitigating circumstance to support such event. A loan with a rating of a 3 has experienced an extended decline in operating performance, a significant deviation from its origination plan or the occurrence of one or more surveillance trigger events which create an increased risk for potential default. A loan with a rating of a 4 is considered to be in default or that default is imminent and full recovery of the unpaid principal balance is improbable. The Company also designates loans that are sold after the period end at the lower of their fair market value or cost, net of any allowances and costs associated with the loan sales.  In addition to the underlying performance of the loan collateral, the Company considers metrics such as the strength of underlying sponsorship, payment history, collectability of interest, structural credit enhancements, market trends and loan terms in grading its commercial real estate loans.
During the second quarter of 2015, the Company recorded an allowance for loan loss on a subordinated mezzanine loan position that was acquired in 2007. The outstanding loan balance of $38.1 million was fully reserved and associated accrued interest of $3.0 million was reversed against interest income, for a total charge to operations of $41.1 million. The loan was originally supported by a portfolio of 13 hotel properties, most of which were luxury brand hotels. An impairment analysis showed that the fair value of the underlying collateral declined from that as of March 31, 2015. Contributing to this decline was a modification of the senior mortgage that accelerated the time horizon for disposing of the remaining properties collateralizing the loan. Compounding this fact, the remaining two luxury brand hotel properties securing the loan are located in or near San Juan, Puerto Rico, and recent economic and credit disruptions in Puerto Rico resulted in events that caused the Company to determine that realizable values had declined rapidly and that the troubled debt restructuring should be fully reserved as of June 30, 2015. This loan remains fully reserved as of September 30, 2015.
Credit risk profiles of commercial real estate loans were as follows (in thousands):

	Rating 1	Rating 2	Rating 3	Rating 4	Held for Sale	Total
As of September 30, 2015
Whole loans	$1,568,683	$32,500	$—	$2,202	$—	$1,603,385
B notes	15,964	—	—	—	—	15,964
Mezzanine loans	7,315	—	—	38,072	—	45,387
	$1,591,962	$32,500	$—	$40,274	$—	$1,664,736

As of December 31, 2014:
Whole loans	$1,231,092	$32,500	$—	$—	$—	$1,263,592
B notes	16,072	—	—	—	—	16,072
Mezzanine loans	45,432	21,934	—	—	—	67,366
	$1,292,596	$54,434	$—	$—	$—	$1,347,030
The Company had no delinquent commercial real estate loans as of September 30, 2015 and December 31, 2014.
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

(Back to Index)

(Back to Index)

RESOURCE CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
SEPTEMBER 30, 2015
(unaudited)

Loans Receivable - Related Party
The Company recorded a recovery on loan losses of $216,000 during the nine months ended September 30, 2015 for provisions recorded during the year ended December 31, 2014. During the year ended December 31, 2014, the Company recorded a provision for loan losses on one related-party loan of $1.3 million before extinguishing the loan and bringing direct financing leases in the amount of $2.1 million onto the Company's books in lieu of cash settlement of the loan receivable.
Loan Portfolios Aging Analysis
The following table shows the loan portfolio aging analysis as of the dates indicated at amortized cost (in thousands):

	30-59 Days	60-89 Days	Greater than 90 Days	Total Past Due	Current (3)	Total Loans Receivable	Total Loans > 90 Days and Accruing
As of September 30, 2015:
Whole loans	$—	$—	$—	$—	$1,603,385	$1,603,385	$—
B notes	—	—	—	—	15,964	15,964	—
Mezzanine loans	—	—	—	—	45,387	45,387	—
Bank loans (1)	—	—	474	474	152,153	152,627	—
Middle market loans	—	—	4,956	4,956	344,515	349,471	—
Residential mortgage loans (2)	—	—	190	190	115,239	115,429	—
Total loans	$—	$—	$5,620	$5,620	$2,276,643	$2,282,263	$—

As of December 31, 2014:
Whole loans	$—	$—	$—	$—	$1,263,592	$1,263,592	$—
B notes	—	—	—	—	16,072	16,072	—
Mezzanine loans	—	—	—	—	67,366	67,366	—
Bank loans (1)	—	—	1,350	1,350	329,580	330,930	—
Middle market loans	—	—	—	—	250,113	250,113	—
Residential mortgage loans (2)	443	82	119	644	113,612	114,256	—
Loans receivable- related party	—	—	—	—	1,277	1,277	—
Total loans	$443	$82	$1,469	$1,994	$2,041,612	$2,043,606	$—

(1)	Contains $3.0 million and $282,000 of bank loans held for sale at September 30, 2015 and December 31, 2014, respectively.

(2)	Contains $113.0 million and $113.4 million of residential mortgage loans held for sale at fair value at September 30, 2015 and December 31, 2014, respectively.

(3)
Current loans include one impaired mezzanine loan and one impaired whole loan with amortized costs of $38.1 million and $2.2 million, respectively, that were both fully reserved as of September 30, 2015.

(Back to Index)

(Back to Index)

RESOURCE CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
SEPTEMBER 30, 2015
(unaudited)

Impaired Loans
The following tables show impaired loans as of the dates indicated (in thousands):

	Recorded Investment	Unpaid Principal Balance	Specific Allowance	Average Investment in Impaired Loans	Interest Income Recognized
As of September 30, 2015:
Loans without a specific valuation allowance:
Whole loans	$129,078	$129,078	$—	$128,591	$15,659
B notes	$—	$—	$—	$—	$—
Mezzanine loans	$—	$—	$—	$—	$—
Bank loans	$—	$—	$—	$—	$—
Middle market loans	$—	$—	$—	$—	$—
Residential mortgage loans	$2,422	$2,422	$—	$2,785	$116
Loans receivable - related party	$—	$—	$—	$—	$—
Loans with a specific valuation allowance:
Whole loans	$2,202	$2,202	$(2,202)	$2,202	$45
B notes	$—	$—	$—	$—	$—
Mezzanine loans	$38,072	$38,072	$(38,072)	$38,072	$—
Bank loans	$474	$474	$(345)	$237	$—
Middle market loans	$4,956	$4,900	$(4,086)	$4,956	$—
Residential mortgage loans	$—	$—	$—	$—	$—
Loans receivable - related party	$—	$—	$—	$—	$—
Total:
Whole loans	$131,280	$131,280	$(2,202)	$130,793	$15,704
B notes	—	—	—	—	—
Mezzanine loans	38,072	38,072	(38,072)	38,072	—
Bank loans	474	474	(345)	237	—
Middle market loans	4,956	4,900	(4,086)	4,956	—
Residential mortgage loans	2,422	2,422	—	2,785	116
Loans receivable - related party	—	—	—	—	—
	$177,204	$177,148	$(44,705)	$176,843	$15,820

As of December 31, 2014:
Loans without a specific valuation allowance:
Whole loans	$128,108	$128,108	$—	$130,445	$12,679
B notes	$—	$—	$—	$—	$—
Mezzanine loans	$38,072	$38,072	$—	$38,072	$2,859
Bank loans	$—	$—	$—	$—	$—
Middle market loans	$—	$—	$—	$—	$—
Residential mortgage loans	$2,082	$2,082	$—	$2,082	$148
Loans receivable - related party	$—	$—	$—	$—	$—
Loans with a specific valuation allowance:

(Back to Index)

(Back to Index)

RESOURCE CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
SEPTEMBER 30, 2015
(unaudited)

Whole loans	$—	$—	$—	$—	$—
B notes	$—	$—	$—	$—	$—
Mezzanine loans	$—	$—	$—	$—	$—
Bank loans	$1,350	$1,350	$(570)	$—	$—
Middle market loans	$—	$—	$—	$—	$—
Residential mortgage loans	$—	$—	$—	$—	$—
Loans receivable - related party	$—	$—	$—	$—	$—
Total:
Whole loans	$128,108	$128,108	$—	$130,445	$12,679
B notes	—	—	—	—	—
Mezzanine loans	38,072	38,072	—	38,072	2,859
Bank loans	1,350	1,350	(570)	—	—
Middle market loans	—	—	—	—	—
Residential mortgage loans	2,082	2,082	—	2,082	148
Loans receivable - related party	—	—	—	—	—
	$169,612	$169,612	$(570)	$170,599	$15,686
Troubled-Debt Restructurings
The following tables show troubled-debt restructurings in the Company's loan portfolio (in thousands):

	Number of Loans	Pre-Modification Outstanding Recorded Balance	Post-Modification Outstanding Recorded Balance
Nine Months Ended September 30, 2015
Whole loans	3	$99,959	$99,959
B notes	—	—	—
Mezzanine loans	1	38,072	—
Bank loans	—	—	—
Middle market loans	—	—	—
Residential mortgage loans	—	—	—
Loans receivable - related party	—	—	—
Total loans	4	$138,031	$99,959

	Number of Loans	Pre-Modification Outstanding Recorded Balance	Post-Modification Outstanding Recorded Balance
Nine Months Ended September 30, 2014
Whole loans	2	$16,039	$16,039
B notes	—	—	—
Mezzanine loans	1	38,072	38,072
Bank loans	—	—	—
Middle market loans	—	—	—
Residential mortgage loans	—	—	—
Loans receivable - related party	—	—	—
Total loans	3	$54,111	$54,111
As of September 30, 2015 and 2014, there were no commercial real estate loan troubled-debt restructurings that subsequently defaulted.

(Back to Index)

(Back to Index)

RESOURCE CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
SEPTEMBER 30, 2015
(unaudited)

NOTE 10 - BUSINESS COMBINATIONS
On February 26, 2014, the Company made an additional capital contribution to LCF which gave the Company majority ownership at 50.2%. As a result, the Company began consolidating the LCF joint venture. The joint venture was established for the purpose of originating and acquiring life settlement contracts through a financing facility. On April 30, 2015, the Company committed to another capital contribution in the amount of $750,000, increasing its ownership of LCF to 60.7%. The first installment of $375,000 was funded on April 30, 2015 and the second installment of $375,000 was funded on July 30, 2015.
The Company engaged a third party expert to assist in determining the fair values of the assets and liabilities assumed on this investment. Based on the final valuation, which determined an enterprise value of LCF of approximately $4.1 million, and in accordance with FASB ASC Topic 805, the Company confirmed that no further adjustments are necessary.
NOTE 11 - INTANGIBLE ASSETS
The following table summarizes the activity of intangible assets for the period indicated (in thousands):

	Management Contracts	Wholesale/Correspondent Relationships	Mortgage Servicing Rights	Total
Balance, January 1, 2015	$9,434	$302	$8,874	$18,610
Additions	—	—	12,521	12,521
Sales	—	—	—	—
Amortization	(1,346)	(191)	(3,138)	(4,675)
Total before impairment adjustment	8,088	111	18,257	26,456
Temporary impairment adjustment	—	—	(650)	(650)
Balance, September 30, 2015	$8,088	$111	$17,607	$25,806
Management Contracts and Wholesale/Correspondent Relationships
The Company recognized fee income on management contracts and wholesale/correspondent relationships of $791,000 and $2.7 million for the three and nine months ended September 30, 2015, respectively, and $1.2 million and $4 million for the three and nine months ended September 30, 2014, respectively.
For the three and nine months ended September 30, 2015, the Company recorded amortization expense of $518,000 and $1.5 million, respectively, in relation to the Company's management contracts and wholesale/correspondent relationships. For the three and nine months ended September 30, 2014, the Company recorded amortization expense of $517,000 and $1.5 million, respectively. The Company expects to record amortization expense on its management contracts and wholesale/correspondent relationships of approximately $2.0 million for the year ending December 31, 2015, $1.8 million for the year ending December 31, 2016, $1.8 million for the year ending December 31, 2017, $1.6 million for the year ending 2018, and $1.0 million for the year ending December 31, 2019.  The weighted average amortization period was 6.0 years and 6.6 years at September 30, 2015 and December 31, 2014, respectively.
Mortgage Servicing Rights
Through the Company's wholly-owned residential mortgage loan originator PCM, residential mortgage loans are sold through one of the following methods: (i) sales to or pursuant to programs sponsored by the Federal National Mortgage Association, the Federal Home Loan Mortgage Corporation and Government National Mortgage Association, or (ii) sales to private investors. The Company may have continuing involvement in mortgage loans sold by retaining servicing rights and servicing obligations.
The total servicing portfolio consists of loans associated with capitalized mortgage servicing rights (“MSRs”) and loans held for sale.  In accordance with FASB ASC Subtopic 860-50, the Company utilizes the amortization method for the subsequent measurement of its MSRs. The total servicing portfolio was $1.8 billion and $894.8 million as of September 30, 2015 and December 31, 2014.  MSRs recorded in the Company's consolidated balance sheets are related to the capitalized servicing portfolio and are created through the sale of originated residential mortgage loans.

(Back to Index)

(Back to Index)

RESOURCE CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
SEPTEMBER 30, 2015
(unaudited)

For the three and nine months ended September 30, 2015, the Company recognized $1.3 million and $3.1 million, respectively, of amortization expense related to mortgage servicing rights. For the three and nine months ended September 30, 2014, the Company recognized $423,000 and $1.1 million, respectively. The Company expects to recognize amortization related to its mortgage servicing rights portfolio in the amount of $4.1 million for the year ending December 31, 2015, $3.9 million for the year ending December 31, 2016, $3.8 million for the year ending December 31, 2017, $3.7 million for the year ending December 31, 2018, and $3.1 million for the year ending December 31, 2019. The weighted average amortization period was 1.2 years and 1.4 years at September 30, 2015 and December 31, 2014, respectively.
The activity in the loan servicing portfolio associated with capitalized servicing rights consisted of the following (in thousands):

	September 30, 2015	December 31, 2014
Balance, beginning of period	$894,767	$433,153
Additions	923,473	519,915
Payoffs, sales and curtailments	(65,013)	(58,301)
Balance, end of period	$1,753,227	$894,767
The value of MSRs is driven by the net positive, or in some cases net negative, cash flows associated with servicing activities.  These cash flows include contractually specified servicing fees, late fees and other ancillary servicing revenue and were recorded within fee income as follows (in thousands):

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2015	2014	2015	2014
Servicing fees from capitalized portfolio	$1,071	$413	$2,533	$1,057
Late fees	$37	$20	$78	$59
Other ancillary servicing revenue	$2	$1	$9	$4

(Back to Index)

(Back to Index)

RESOURCE CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
SEPTEMBER 30, 2015
(unaudited)

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

	Principal Outstanding	Unamortized Issuance Costs and Discounts	Outstanding Borrowings	Weighted Average Borrowing Rate	Weighted Average Remaining Maturity	Value of Collateral
As of September 30, 2015:
RREF CDO 2006-1 Senior Notes	$52,820	$—	$52,820	2.37%	30.9 years	$93,757
RREF CDO 2007-1 Senior Notes	127,195	—	127,195	1.20%	31.0 years	247,080
RCC CRE Notes 2013 Senior Notes	127,215	1,382	125,833	2.66%	13.2 years	141,114
RCC 2014-CRE2 Senior Notes	235,344	3,314	232,030	1.50%	16.6 years	349,681
RCC 2015-CRE3 Senior Notes	282,127	3,683	278,444	2.10%	16.5 years	340,885
RCC 2015-CRE4 Senior Notes	223,735	3,332	220,403	1.92%	16.9 years	307,697
Apidos Cinco CDO Senior Notes	152,310	—	152,310	1.05%	4.6 years	171,209
Moselle CLO S.A. Securitized Borrowings, at fair value (1)	57	—	57	N/A	N/A	354
Unsecured Junior Subordinated Debentures (2)	51,548	188	51,360	4.24%	21.1 years	—
6.0% Convertible Senior Notes	115,000	5,339	109,661	6.00%	3.2 years	—
8.0% Convertible Senior Notes	100,000	4,885	95,115	8.00%	4.3 years	—
CRE - Term Repurchase Facilities (3)	88,050	2,756	85,294	2.27%	19 days	140,107
CMBS - Term Repurchase Facility (4)	26,328	2	26,326	1.41%	19 days	32,539
Residential Investments - Term Repurchase Facility (5)	4,629	—	4,629	2.75%	356 days	5,134
Residential Mortgage Financing Agreements	97,124	—	97,124	2.78%	352 days	154,531
CMBS - Short Term Repurchase Agreements (6)	63,548	—	63,548	1.72%	46 days	90,444
Senior Secured Revolving Credit Agreement	162,000	3,258	158,742	3.03%	3.5 years	344,084
Total	$1,909,030	$28,139	$1,880,891	2.61%	12.0 years	$2,418,616

(Back to Index)

(Back to Index)

RESOURCE CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
SEPTEMBER 30, 2015
(unaudited)

	Principal Outstanding	Unamortized Issuance Costs and Discounts	Outstanding Borrowings	Weighted Average Borrowing Rate	Weighted Average Remaining Maturity	Value of Collateral
As of December 31, 2014:
RREF CDO 2006-1 Senior Notes	$61,423	$—	$61,423	2.12%	31.6 years	$139,242
RREF CDO 2007-1 Senior Notes	130,340	133	130,207	1.19%	31.8 years	271,423
RCC CRE Notes 2013 Senior Notes	226,840	2,683	224,157	2.11%	14.0 years	249,983
RCC 2014-CRE2 Senior Notes	235,344	3,687	231,657	1.45%	17.3 years	346,585
Apidos CDO III Senior Notes	74,646	—	74,646	1.18%	5.7 years	85,553
Apidos Cinco CDO Senior Notes	255,664	201	255,463	0.81%	5.4 years	272,512
Moselle CLO S.A. Senior Notes, at fair value (7)	63,321	—	63,321	1.49%	5.0 years	93,576
Moselle CLO S.A. Securitized Borrowings, at fair value (1)	5,619	—	5,619	1.49%	5.0 years	—
Unsecured Junior Subordinated Debentures (2)	51,548	343	51,205	4.19%	21.8 years	—
6.0% Convertible Senior Notes	115,000	6,626	108,374	6.00%	3.9 years	—
CRE - Term Repurchase Facilities (3)	207,640	1,958	205,682	2.43%	20 days	297,571
CMBS - Term Repurchase Facility (4)	24,967	—	24,967	1.35%	20 days	30,180
Residential Investments - Term Repurchase Facility (5)	22,248	36	22,212	1.16%	1 day	27,885
Residential Mortgage Financing Agreements	102,576	—	102,576	2.78%	207 days	147,472
CMBS - Short Term Repurchase Agreements (6)	44,225	—	44,225	1.63%	17 days	62,446
Senior Secured Revolving Credit Agreement	113,500	2,363	111,137	2.66%	3.7 years	262,687
Total	$1,734,901	$18,030	$1,716,871	2.09%	10.0 years	$2,287,115

(1)	The securitized borrowings were collateralized by the same assets as the Moselle CLO Senior Notes.

(2)	Amount represents junior subordinated debentures issued to RCT I and RCT II in May 2006 and September 2006, respectively.

(3)	Amounts also include accrued interest expense of $63,000 and $198,000 related to CRE repurchase facilities as of September 30, 2015 and December 31, 2014, respectively.

(4)
Amounts also include accrued interest expense of $14,000 and $12,000 related to CMBS repurchase facilities as of September 30, 2015 and December 31, 2014, respectively. Amounts do not reflect CMBS repurchase agreement borrowings that are components of linked transactions as of December 31, 2014.

(5)	Amounts also include accrued interest expense of $8,000 and $20,000 related to residential investment facilities as of September 30, 2015 and December 31, 2014, respectively.

(6)	Amounts also include accrued interest expense of $26,000 and $31,000 related to CMBS short term repurchase facilities as of September 30, 2015 and December 31, 2014.

(7)
The fair value option was elected for the borrowings associated with Moselle CLO. As such, the outstanding borrowings and principal outstanding amounts are stated at fair value. The unpaid principal amounts of these borrowings were $63.3 million at December 31, 2014.

(Back to Index)

(Back to Index)

RESOURCE CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
SEPTEMBER 30, 2015
(unaudited)

Securitizations
The following table sets forth certain information with respect to the Company's securitizations:

Securitization	Closing Date	Maturity Date	Reinvestment Period End	Total Note Paydowns as of September 30, 2015
				(in millions)
RREF CDO 2006-1 Senior Notes	August 2006	August 2046	September 2011	$180.4
RREF CDO 2007-1 Senior Notes	June 2007	September 2046	June 2012	$216.6
RCC CRE Notes 2013 Senior Notes	December 2013	December 2028	N/A	$133.6
RCC 2014-CRE2 Senior Notes	July 2014	April 2032	N/A	$—
RCC 2015-CRE3 Senior Notes	February 2015	March 2032	N/A	$—
RCC 2015-CRE4 Senior Notes	August 2015	August 2032	N/A	$—
Apidos CDO III Senior Notes	May 2006	September 2020	June 2012	$262.5
Apidos Cinco CDO Senior Notes	May 2007	May 2020	May 2014	$169.7
Moselle CLO S.A. Senior Notes	October 2005	January 2020	January 2012	$167.2
Moselle CLO S.A. Securitized Borrowings	October 2005	January 2020	January 2012	$5.0
In June 2015, the Company called Apidos CDO III, substantially liquidating the securitization's assets. Proceeds from the sale of these assets, plus proceeds from previous sales and paydowns in the CDO, were used to pay down the securitization's $262.5 million of Senior Notes in full.
The investments held by the Company's securitizations collateralize the securitization's borrowings and, as a result, are not available to the Company, its creditors, or stockholders. All senior notes retained at closing or subsequently repurchased by the Company as of September 30, 2015 eliminate in consolidation.
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

(Back to Index)

(Back to Index)

RESOURCE CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
SEPTEMBER 30, 2015
(unaudited)

RCC 2015-CRE4
In August 2015, the Company closed RCC 2015-CRE4, a $312.9 million CRE securitization transaction that provided financing for transitional commercial real estate loans. RCC 2015-CRE4 issued a total of $223.7 million of senior notes at par to unrelated investors. RCC Real Estate purchased 100% of the Class C senior notes for $26.6 million. In addition, Resource Real Estate Funding 2015-CRE4 Investor, LLC, a subsidiary of RCC Real Estate purchased a $62.6 million equity interest representing 100% of the outstanding preference shares. The senior notes purchased by RCC Real Estate are subordinated in right of payment to all other senior notes issued by RCC 2015-CRE4, but are senior in right of the payment to the preference shares. The equity interest is subordinated in right of payment to all other securities issued by RCC 2015-CRE4.
At closing, the senior notes issued to investors by RCC 2015-CRE4 consisted of the following classes: (i) $179.9 million of Class A notes bearing interest at one-month LIBOR plus 1.40%; (ii) $43.8 million of Class B notes bearing interest at one-month LIBOR plus 3.00%; (iii) $26.6 million of Class C notes bearing interest at one-month LIBOR plus 4.75%. All of the notes issued mature in August 2032, although the Company has the right to call the notes anytime after September 2017 until maturity. There is no reinvestment period in RCC 2015-CRE4; however, principal repayments, for a period ending in September 2017, may be used to purchase funding participations with respect to existing collateral held outside of the securitization.
6.0% Convertible Senior Notes
In connection with the Company's one-for-four reverse stock split, the 6.0% Convertible Senior Notes due 2018, ("6.0% Convertible Senior Notes") automatically adjusted from 150.1502 shares of common stock per $1,000 principal amount of such notes to 37.53755 shares of common stock per $1,000 principal amount of such notes. The conversion price was adjusted from $6.66 to $26.64 as a result of the stock split.
8.0% Convertible Senior Notes
In January 2015, the Company issued and sold in a public offering $100.0 million aggregate principal amount of its 8.0% Convertible Senior Notes due 2020, ("8.0% Convertible Senior Notes") are convertible at the option of the holder. The 8.0% Convertible Senior Notes had an original conversion rate of 187.4414 common shares per $1,000 principal amount of 8.0% Convertible Senior Notes (equivalent to an initial conversion price of $5.34 per common share). Upon conversion of 8.0% Convertible Senior Notes by a holder, the holder will receive cash, the Company's common shares or a combination of cash and the Company's common shares, at the Company's election. In connection with the Company's one-for-four reverse stock split, the 8.0% Convertible Senior Notes automatically adjusted to 46.86035 shares of common stock per $1,000 principal amount of such notes. The conversion price was adjusted from $5.34 to $21.36 as a result of the stock split.
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

(Back to Index)

(Back to Index)

RESOURCE CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
SEPTEMBER 30, 2015
(unaudited)

Repurchase and Credit Facilities
Borrowings under the Company's repurchase agreements were guaranteed by the Company or one of its subsidiaries. The following table sets forth certain information with respect to the Company's borrowings (dollars in thousands):

	As of September 30, 2015				As of December 31, 2014
	Outstanding Borrowings	Value of Collateral	Number of Positions as Collateral	Weighted Average Interest Rate	Outstanding Borrowings	Value of Collateral	Number of Positions as Collateral	Weighted Average Interest Rate
CMBS Term Repurchase Facility
Wells Fargo Bank (1)	$26,326	$32,539	27	1.41%	$24,967	$30,180	33	1.35%

CRE Term Repurchase Facilities
Wells Fargo Bank (2)	78,230	128,354	6	2.21%	179,762	258,223	15	2.38%
Deutsche Bank AG (3)	—	—	—	—%	25,920	39,348	2	2.78%
Morgan Stanley Bank (4)	7,064	11,753	1	2.80%	—	—	—	—%

Short-Term Repurchase Agreements - CMBS
Deutsche Bank Securities, LLC	49,939	70,484	20	1.73%	33,783	44,751	8	1.62%
Wells Fargo Securities, LLC	13,609	19,960	4	1.85%	10,442	17,695	1	1.66%

Residential Investments Term Repurchase Facility
Wells Fargo Bank (5)	4,629	5,134	6	2.75%	22,212	27,885	6	1.16%

Residential Mortgage Financing Agreements
New Century Bank	41,975	54,093	194	2.82%	41,387	51,961	158	2.82%
Wells Fargo Bank	55,149	100,438	163	2.75%	61,189	95,511	104	2.75%
Totals	$276,921	$422,755			$399,662	$565,554

(1)	The Wells Fargo CMBS term repurchase facility borrowing includes $2,000 and $0 of deferred debt issuance costs as of September 30, 2015 and December 31, 2014, respectively.

(2)	The Wells Fargo CRE term repurchase facility borrowing includes $927,000 and $1.7 million of deferred debt issuance costs as of September 30, 2015 and December 31, 2014, respectively.

(3)	The Deutsche Bank CRE term repurchase facility includes $0 and $268,000 of deferred debt issuance costs as of September 30, 2015 and December 31, 2014, respectively.

(4)	The Morgan Stanley CRE term repurchase facility includes $1.8 million and $0 of deferred debt issuance costs as of September 30, 2015 and December 31, 2014, respectively.

(5)	The Wells Fargo residential investments term repurchase facility includes $36,000 of deferred debt issuance costs as of December 31, 2014.
As the result of an accounting standards update adopted on January 1, 2015 (see Note 2), the Company unlinked its previously linked transactions and disclosed affected asset, liability, income and expense balances at their gross values in its consolidated financial statements. Accordingly, the Company had no repurchase agreements being accounted for as linked transactions as of September 30, 2015.

(Back to Index)

(Back to Index)

RESOURCE CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
SEPTEMBER 30, 2015
(unaudited)

The assets in the following table were accounted for as linked transactions as of December 31, 2014. These linked repurchase agreements are not included in borrowings on the Company's consolidated balance sheets at that date (see Note 20).

	As of December 31, 2014
	Borrowings Under Linked Transactions (1)	Value of Collateral Under Linked Transactions	Number of Positions as Collateral Under Linked Transactions	Weighted Average Interest Rate of Linked Transactions
CMBS Term Repurchase Facility
Wells Fargo Bank	$4,941	$6,371	7	1.67%

Short-Term Repurchase Agreements - CMBS
JP Morgan Securities, LLC	—	—	—	—%
Wells Fargo Securities, LLC	4,108	6,233	2	1.37%
Deutsche Bank Securities, LLC	24,348	36,001	10	1.57%

Totals	$33,397	$48,605
The following table shows information about the amount at risk under the repurchase facilities (dollars in thousands):

	Amount at Risk (1)	Weighted Average Maturity in Days	Weighted Average Interest Rate
As of September 30, 2015:
CMBS Term Repurchase Facility
Wells Fargo Bank, National Association	$5,894	19	1.41%

Residential Investments Term Repurchase Facility
Wells Fargo Bank, National Association	$505	356	2.75%

CRE Term Repurchase Facilities
Wells Fargo Bank, National Association	$49,604	19	2.21%
Morgan Stanley Bank, National Association	$2,864	22	2.80%

Short-Term Repurchase Agreements - CMBS
Wells Fargo Securities, LLC	$6,070	11	1.85%
Deutsche Bank Securities, LLC	$20,853	56	1.73%

Residential Mortgage Financing Agreements
Wells Fargo Bank	$45,289	365	2.75%
New Century Bank	$12,119	334	2.82%

(Back to Index)

(Back to Index)

RESOURCE CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
SEPTEMBER 30, 2015
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
The Company is in compliance with all financial covenants as defined in the respective agreements as of September 30, 2015.
CRE – Term Repurchase Facility
On September 20, 2015, RCC Real Estate's wholly-owned subsidiary, RCC Real Estate SPE 6 ("SPE 6"), entered into a master repurchase and securities agreement (the "Morgan Stanley Facility”) with Morgan Stanley Bank, NA to finance the origination of commercial real estate loans. The Company paid a commitment fee of 0.65% of the maximum facility amount, as well as other standard costs. The Morgan Stanley Facility has a maximum capacity of $250.0 million and an initial three year term that expires on September 10, 2018 with annual one year extension options, and an interest rate of one month LIBOR plus an applicable spread ranging from 2.25% to 2.75%. Morgan Stanley charges an unused fee of 0.50% if the average daily outstanding borrowings are less than or equal to 50% of the facility amount, and of 0.25% if the amount the average daily outstanding borrowings are greater than 50% but less than 65% of the facility amount. Morgan Stanley has agreed to waive this unused fee until January 2016.

The Morgan Stanley Facility contains events of default (subject to certain materiality thresholds and grace periods) customary for this type of financing arrangement, including but not limited to: payment defaults; a change of control of SPE 6 or the Company; breaches of covenants and/or certain representations and warranties; a judgment in an amount greater than $250,000 against SPE 6 or $15.0 million in the aggregate against the Company; or a default involving the failure to pay or acceleration of a monetary obligation in excess of $250,000 of SPE 6 or $15.0 million of the Company. The remedies for such events of default are also customary for this type of transaction and include the acceleration of the principal amount outstanding under the Morgan Stanley Facility and the liquidation of assets subject to the facility by Morgan Stanley. The Company and SPE 6 were in compliance with all financial covenants under the terms of the facility as of September 30, 2015.

(Back to Index)

(Back to Index)

RESOURCE CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
SEPTEMBER 30, 2015
(unaudited)

Residential Investments – Term Repurchase Facility
In June 2014, RSO entered into a master repurchase and securities agreement with Wells Fargo Bank, NA.  The agreement allowed for the transfer of the Company’s rights, title and interest in certain residential mortgage backed securities and certificates of trust to Wells Fargo in exchange for the transfer of funds by Wells Fargo to RSO.  The agreement also allows for Wells Fargo to transfer back to RSO those assets at either a certain date or on demand in exchange for the return of funds from RSO to Wells Fargo. Over the course of five amendments, the most recent of which was entered into with Wells Fargo on September 20, 2015, the Company extended the facility's termination date to September 20, 2016. Additionally, the amendments reduced the facility's maximum borrowing amount from a total of $285.0 million at December 31, 2014 to $30.0 million with respect to certificates of trust and zero with respect to residential mortgage backed securities. There were no other material changes to the agreement over the course of the five amendments. The facility currently charges a fee for unused balance of 25 basis points on the difference between a threshold equal to 40% of the maximum borrowing amount with respect to certificates of trust and the average daily borrowing balance of that month.
Residential Mortgage Financing Agreements
PCM has master repurchase agreements with New Century Bank d/b/a Customer's Bank ("New Century") and Wells Fargo Bank, NA ("Wells Fargo") to finance the acquisition of residential mortgage loans. In August 2015, PCM amended its agreement with New Century to extend the facility's termination date to August 29, 2016, with no other material changes made to the facility's terms. In September 2015, PCM amended its agreement with Wells Fargo to extend the facility's termination date to September 29, 2016, with no other material changes made to the facility's terms.
PCM was in compliance with all financial covenant requirements under the New Century and Wells Fargo agreements as of September 30, 2015.
Senior Secured Revolving Credit Agreement
On September 18, 2014, the Company's wholly-owned subsidiary, Northport LLC closed a $110.0 million syndicated senior secured revolving credit facility ("Northport Credit Facility") with JP Morgan as agent bank to finance the origination of middle market and syndicated loans. The availability under the Northport Credit Facility was increased to $125.0 million as of September 30, 2014 and again to $140.0 million with an additional commitment from ING Bank early in March 2015. During the second quarter 2015, the Company entered into the first and second amendments of the Northport Credit Facility which increased the original commitment from $225.0 million to $300.0 million and secured $85.0 million of additional availability, bringing the total available under the Northport Credit Facility to $225.0 million as of September 30, 2015. As of September 30, 2015, $162.0 million was outstanding on the Northport Credit Facility. Under the first amendment, both the ability to access draws on the Northport Credit Facility and maturity have been extended six months until March 31, 2018 and March 31, 2019 respectively.
Under the terms of the second amendment, the interest rate margins over LIBOR 25 basis points. Accordingly, the Northport Credit Facility bears interest rates, at the Company's election, on a per annum basis equal to (i) the applicable LIBOR rate plus 2.75% or (ii) the applicable base rate (prime rate of 3.25% as of September 30, 2015) plus 1.75%. During the six month period following September 18, 2014, the Company was charged a commitment fee on any unused balance of 0.375% per annum if the unused balance was greater than 35% of the total commitment or 0.50% per annum if it was less than 35% of the total commitment. Following that period, the commitment fee on any unused balance became 0.375% per annum if the outstanding balance is greater than 35% of the total commitment or 1.00% per annum if the outstanding balance is 35% or less of the total commitment. At September 30, 2015, there was an unused balance of $63.0 million on the facility.
Amounts available to borrow under the Credit Facility are subject to compliance with a borrowing base computation that applies different advance rates to different types of assets held by Northport LLC that are pledged as collateral. Under the Northport Credit Facility, the Company has made certain customary representations and warranties and is required to comply with various covenants, including leverage restrictions, reporting requirements and other customary requirements for similar credit facilities. At September 30, 2015, the Company is in compliance with all covenants under the agreement. The Company guarantees Northport LLC's performance of its obligations under the Northport Credit Facility.

(Back to Index)

(Back to Index)

RESOURCE CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
SEPTEMBER 30, 2015
(unaudited)

Contractual maturity dates of the Company's borrowings by category and year are present in the table below:

	Total	2015	2016	2017	2018	2019 and Thereafter
CDOs	$332,382	$57	$—	$—	$—	$332,325
CRE Securitizations	856,710	—	—	—	—	856,710
Repurchase Agreements	276,921	175,168	101,753	—	—	—
Unsecured Junior Subordinated Debentures	51,360	—	—	—	—	51,360
6.0 % Convertible Notes	109,661	—	—	—	109,661	—
8.0 % Convertible Notes	95,115	—	—	—	—	95,115
Senior Secured Revolving Credit Facility	158,742	—	—	—		158,742
Total	$1,880,891	$175,225	$101,753	$—	$109,661	$1,494,252
NOTE 13 - SHARE ISSUANCE AND REPURCHASE

	For the Nine Months Ended September 30, 2015		Total Outstanding
	Number of Shares	Weighted Average Offering Price	Number of Shares	Weighted Average Offering Price
8.50% Series A Preferred Stock	—	$—	1,069,016	$24.05
8.25% Series B Preferred Stock	139,333	$22.34	5,740,479	$23.81
8.625% Series C Preferred Stock	—	$—	4,800,000	$25.00
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
Under a dividend reinvestment plan authorized by the board of directors on March 21, 2013, the Company is authorized to issue up to 5,000,000 shares of common stock. During the three and nine months ended September 30, 2015, the Company sold approximately 5,280 and 15,405 shares of common stock through this program, resulting in proceeds of approximately $74,000 and $261,000, respectively.
Under a share repurchase plan authorized by the board of directors on August 3, 2015, the Company is authorized to repurchase up to $50.0 million of its outstanding equity and debt securities. In August and September 2015, the Company had repurchased $15.4 million of its common stock, representing approximately 1.2 million shares or 3.5% of the outstanding balance.
NOTE 14 - SHARE-BASED COMPENSATION
The following table summarizes restricted common stock transactions:

	Non-Employee Directors	Non-Employees	Employees	Total
Unvested shares as of January 1, 2015	12,301	453,213	40,396	505,910
Issued	13,896	250,365	43,351	307,612
Vested	(10,930)	(98,769)	(1,860)	(111,559)
Forfeited	—	(3,817)	(3,716)	(7,533)
Unvested shares as of September 30, 2015	15,267	600,992	78,171	694,430

(Back to Index)

(Back to Index)

RESOURCE CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
SEPTEMBER 30, 2015
(unaudited)

The Company is required to value any unvested shares of restricted common stock granted to non-employees at the current market price.  The estimated fair value of the unvested shares of restricted stock granted during the nine months ended September 30, 2015 and 2014, including the grant date fair value of shares issued to the Company’s seven non-employee directors, was $5.9 million, and $5.0 million, respectively.
The Company reports any unvested shares of restricted common stock granted to non-employee directors at the fair value on the grant date amortized over the service period.  The amortization recognized during the three and nine months ended September 30, 2015 and 2014 was $64,000 and $193,000 and $63,000 and $192,000, respectively.
As of September 30, 2015 the total unrecognized restricted common stock expense was $3.3 million, with a weighted average amortization period remaining of 2.1 years.
The following table summarizes the restricted common stock grants during the nine months ended September 30, 2015:

Date	Shares (2)	Vesting/Year	Date(s)
February 3, 2015	1,819	100%	2/3/16
February 5, 2015	241,524	33.3%	2/5/16, 2/5/17, 2/5/18
February 5, 2015	28,818	33.3%	2/5/16, 2/5/17, 2/5/18
March 9, 2015	8,047	100%	3/9/16
March 12, 2015	1,906	100%	3/12/16
March 31, 2015	8,841	100%	5/15/16 (1)
June 8, 2015	2,124	100%	6/8/16
August 10, 2015	14,503	100%	3/31/16, 3/31/17, 3/31/18
September 1, 2015 (3)	30	various	various

(1)
In connection with a grant of restricted common stock made on September 24, 2014, the Company agreed to issue up to 17,682 additional shares of common stock if certain loan origination performance thresholds were achieved by personnel from the Company’s loan origination team.  The performance criteria are measured at the end of two annual measurement periods which began April 1, 2014.  The agreement also provided dividend equivalent rights pursuant to which the dividends that would have been paid on the shares had they been issued on the date of grant were paid at the end of each annual measurement period if the performance criteria were met.  If the performance criteria are not met, the accrued dividends will be forfeited.  As a consequence, the Company does not record the dividend equivalent rights until earned.  On March 31, 2015, the first annual measurement period ended and 8,841 shares were earned. These shares will vest over the subsequent 12 months at a rate of one-fourth per quarter. In addition, approximately $21,000 of accrued dividend equivalent rights were earned and paid.

(2)	All shares were issued from the 2007 Plan with the exception of these shares which were issued from unregistered shares as part of the consideration for the purchase of PCM.

(3)	In connection with the Company's one-for-four reverse stock split, 30 shares of unvested shares of common stock were issued on September 1, 2015 due to rounding.
The following table summarizes the status of the Company’s vested stock options as of September 30, 2015:

Vested Options	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Vested as of January 1, 2015	160,167	$57.80
Vested	—	—
Exercised	—	—
Forfeited	—	—
Expired	(133,917)	$60.00
Vested as of September 30, 2015	26,250	$46.60	3.20	$—

(Back to Index)

(Back to Index)

RESOURCE CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
SEPTEMBER 30, 2015
(unaudited)

There were no options granted during the nine months ended September 30, 2015 or 2014. The outstanding stock options have a remaining contractual term of ten years.
The components of equity compensation expense for the periods presented as follows (in thousands):

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2015	2014	2015	2014
Options granted to Manager and non-employees	$—	$—	$—	$(2)
Restricted shares granted to non-employees (1)	(466)	549	840	3,762
Restricted shares granted to employees	177	185	528	545
Restricted shares granted to non-employee directors	64	64	193	192
Total equity compensation expense	$(225)	$798	$1,561	$4,497

(1) Non-employees are employees of Resource America.
There were no incentive fees paid to the Manager for the three and nine months ended September 30, 2015 and 2014.
Apart from incentive compensation payable under the Management Agreement, the Company has established no formal criteria for the issuance of equity awards as of September 30, 2015.  All awards are discretionary in nature and subject to approval by the Compensation Committee of the Company's board of directors.
On October 31, 2013, the Company, through its TRS, RCC Residential, completed a business combination whereby it acquired the assets of PCM, an Atlanta based company that originates and services residential mortgage loans, for approximately $7.6 million in cash. As part of this transaction, a key employee of PCM was granted approximately $800,000 of the Company’s restricted stock. Any grants for employees of PCM are accounted for as compensation and amortized to equity compensation expense over the vesting period. Dividends declared on the stock while unvested are recorded as a general and administrative expense. Dividends declared after the stock vests are recorded as a distribution. For the three and nine months ended September 30, 2015, $177,000 and $528,000 of amortization of the stock grants were recorded to equity compensation expense and $50,000 and $136,000 of expense related to dividends on unvested shares were recorded to general and administrative expense on the Company’s consolidated statements of operations, respectively. For the three and nine months ended September 30, 2014, $163,000 and $486,000 of amortization of the stock grants were recorded to equity compensation expense and $52,000 and $156,000 of expense related to dividends on unvested shares were recorded to general and administrative expense on the Company’s consolidated statements of operations, respectively.

(Back to Index)

(Back to Index)

RESOURCE CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
SEPTEMBER 30, 2015
(unaudited)

NOTE 15 - EARNINGS PER SHARE
On August 3, 2015, the Company's board of directors approved a one-for-four reverse stock split of its outstanding common stock which took effect after the close of business on August 31, 2015. Outstanding share and per-share amounts disclosed as of September 30, 2015 and for all other comparative periods provided have been retroactively adjusted to reflect the effects of the stock split.
The following table presents a reconciliation of basic and diluted earnings per share for the periods presented as follows (in thousands, except share and per share amounts):

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2015	2014	2015	2014
Basic:
Net income (loss) allocable to common shares	$6,778	$7,328	$(14,831)	$37,121
Weighted average number of shares outstanding	32,515,226	32,413,591	32,726,194	31,858,595
Basic net income (loss) per share	$0.21	$0.23	$(0.45)	$1.17

Diluted:
Net income (loss) allocable to common shares	$6,778	$7,328	$(14,831)	$37,121
Weighted average number of shares outstanding	32,515,226	32,413,591	32,726,194	31,858,595
Additional shares due to assumed conversion of dilutive instruments	435,991	393,349	—	317,884
Adjusted weighted-average number of common shares outstanding	32,951,217	32,806,940	32,726,194	32,176,479
Diluted net income (loss) per share	$0.21	$0.22	$(0.45)	$1.15
Potentially dilutive shares consisting of 0 and 349,249 shares of restricted stock are not included in the calculation of diluted net income (loss) per share for the three and nine months ended September 30, 2015, respectively, because the effect was anti-dilutive. Potentially dilutive shares consisting of 9,002,864 shares issuable in connection with the potential conversion of the Company's 6% and 8% Convertible Senior Notes (see Note 12) for both the three and nine months ended September 30, 2015, respectively, and 4,476,985 shares issuable in connection with the potential conversion of the Company's 6% Convertible Senior Notes and stock options for both the three and nine months ended September 30, 2014, were not included in the calculation of diluted net income (loss) per share because the effect was anti-dilutive.
NOTE 16 - ACCUMULATED OTHER COMPREHENSIVE (LOSS) INCOME
The following table presents the changes in each component of accumulated other comprehensive income for the nine months ended September 30, 2015 (dollars in thousands):

	Net unrealized (loss) gain on derivatives	Net unrealized (loss) gain on securities, available-for-sale	Foreign Currency Translation	Accumulated other comprehensive income (loss)
January 1, 2015	$(8,967)	$15,422	$(412)	$6,043
Other comprehensive gain (loss) before reclassifications	3,424	(345)	343	3,422
Amounts reclassified from accumulated other comprehensive income	538	(12,139)	—	(11,601)
Net current-period other comprehensive income	3,962	(12,484)	343	(8,179)
Unrealized gains (losses) on available-for-sale securities allocable to non-controlling interests	—	2,510	—	2,510
September 30, 2015	$(5,005)	$5,448	$(69)	$374

(Back to Index)

(Back to Index)

RESOURCE CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
SEPTEMBER 30, 2015
(unaudited)

NOTE 17 - RELATED PARTY TRANSACTIONS
Relationship with Resource America and Certain of its Subsidiaries
Relationship with Resource America.  On September 19, 2013, the Audit Committee of the Board of Directors of Resource America concluded that Resource America should consolidate the financial statements of the Company, which was previously treated as an unconsolidated variable interest entity. The Audit Committee reached this conclusion after consultations with the Office of the Chief Accountant of the Securities and Exchange Commission (the “Commission”) following comments received from the staff of the Division of Corporation Finance of the Commission and the Audit Committee's discussion with the Company's management and its independent registered public accounting firm. Resource America's Audit Committee noted that consolidation of the Company was not expected to materially affect Resource America's previously reported net income attributable to common shareholders. At September 30, 2015, Resource America owned 715,398 shares, or 2.2%, of the Company’s outstanding common stock.  In addition, Resource America held 2,166 options to purchase restricted stock, which expired on March 8, 2015.
The Company is managed by the Manager, which is a wholly-owned subsidiary of Resource America, pursuant to a Management Agreement that provides for both base and incentive management fees.  For the three and nine months ended September 30, 2015, the Manager earned base management fees of approximately $6.8 million and $13.6 million, respectively. For the three and nine months ended September 30, 2014, the Manager earned base management fees of approximately $3.5 million and $9.6 million, respectively. No incentive management fees were earned for the three and nine months ended September 30, 2015 or 2014.  The Company also reimburses the Manager and Resource America for expenses, including the expenses of employees of Resource America who perform legal, accounting, due diligence and other services that outside professionals or consultants would otherwise perform, and for the wages, salaries and benefits of several Resource America personnel dedicated to the Company’s operations.  For the three and nine months ended September 30, 2015 the Company paid the Manager $1.3 million and $4.0 million, respectively, and for the three and nine months ended September 30, 2014, $1.1 million and $3.5 million, respectively, as expense reimbursements.
On November 24, 2010, the Company entered into an Investment Management Agreement with Resource Capital Markets, Inc. (“RCM”), a wholly-owned subsidiary of Resource America.  The initial agreement provided that: (a) RCM may invest up to $5.0 million of the Company’s funds, with the investable amount being adjusted by portfolio gains (losses) and collections, and offset by expenses, taxes and realized management fees, and (b) RCM can earn a management fee in any year that the net profits earned exceed a preferred return. On June 17, 2011, the Company entered into a revised Investment Management Agreement with RCM which provided an additional $8.0 million of the Company’s funds.  The management fee is 20% of the amount by which the net profits exceed the preferred return.  During the three and nine months ended September 30, 2015 and 2014, RCM earned no management fees. The portfolio began a partial liquidation during the year ended December 31, 2013 that has resulted in the outstanding portfolio balance being significantly decreased. The Company has reinvested gains from its activity and holds $3.8 million in fair market value of trading securities as of September 30, 2015, an increase of $400,000 from $3.4 million at fair market value as of December 31, 2014.  The Company and RCM also established an escrow account that allocates the net profit or net losses of the portfolio on a yearly basis based on the net asset value of the account.  RCM did not earn profits from this account during the three and nine months ended September 30, 2015 and 2014. The Company also reimburses RCM for expenses paid on the Company's behalf. For the three and nine months ended September 30, 2015, the Company paid RCM $21,000 and $118,000, respectively, as expense reimbursements. For the three and nine months ended September 30, 2014, the Company paid RCM $6,000 and $132,000, respectively, as expense reimbursements.
At September 30, 2015, the Company was indebted to the Manager for $1.8 million, comprised of base management fees of $1.0 million and expense reimbursements of $790,000.  At December 31, 2014, the Company was indebted to the Manager for $1.6 million, comprised of base management fees of $1.2 million and expense reimbursements of $480,000. At September 30, 2015, the Company was indebted to RCM under the Company’s Investment Management Agreement for $197,000, comprised entirely of expense reimbursements.  At December 31, 2014, the Company was indebted to RCM under the Company’s Investment Management Agreement for $121,000, comprised entirely of expense reimbursements. The Company's base management fee payable as well as expense reimbursements payable are recorded in accounts payable and other liabilities on the consolidated balance sheets.
During the year ended December 31, 2013, the Company, through one of its subsidiaries, began originating middle-market loans. Resource America is paid origination fees in connection with the Company’s middle-market lending operations, which fees may not exceed 2% of the loan balance for any loan originated.

(Back to Index)

(Back to Index)

RESOURCE CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
SEPTEMBER 30, 2015
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
The Company had executed eleven and nine securitizations as of September 30, 2015 and December 31, 2014, respectively, which were structured for the Company by the Manager.  Under the Management Agreement, the Manager was not separately compensated by the Company for executing these transactions and is not separately compensated for managing the securitization's entities and their assets. The Company liquidated one of these securitizations in October 2013 and another in October 2014.
Relationship with LEAF Commercial Capital. LCC originated and managed equipment leases and notes on behalf of the Company. On March 5, 2010, the Company entered into agreements with Lease Equity Appreciation Fund II, L.P. (“LEAF II”) (an equipment leasing partnership sponsored by LEAF Financial and of which a LEAF Financial subsidiary is the general partner), pursuant to which the Company provided and funded an $8.0 million credit facility to LEAF II.  The credit facility initially had a one year term with interest at 12% per year, payable quarterly, and was secured by all the assets of LEAF II, including its entire ownership interest in LEAF II Receivables Funding.  The Company received a 1% origination fee in connection with establishing the facility.  The facility originally matured on March 3, 2011 and was extended until September 3, 2011 with a 1% extension fee paid on the outstanding loan balance.  On June 3, 2011, the Company entered into an amendment to extend the maturity to February 15, 2012 and to decrease the interest rate from 12% to 10% per annum resulting in a troubled-debt restructuring under current accounting guidance.  On February 15, 2012, the credit facility was further amended to extend the maturity to February 15, 2013 with a 1% extension fee accrued and added to the amount outstanding.  On January 11, 2013, the Company entered into another amendment to extend the maturity to February 15, 2014 with an additional 1% extension fee accrued and added to the amount outstanding. On December 17, 2013, the Company entered into another amendment to extend the maturity to February 15, 2015. At the end of 2014, the Company recorded a provision for loan loss on this loan of $1.3 million before extinguishing the loan and bringing direct financing leases in the amount of $2.1 million on the Company's books in lieu of the loan receivable. During the three and nine months ended September 30, 2015, the Company recorded a partial recovery of this provision in the amount of $0 and $216,000. As of September 30, 2015, the Company held $1.1 million of direct financing leases.
On November 16, 2011, the Company, together with LEAF Financial and LCC, entered into the SPA with Eos (see Note 3). The Company’s resulting interest is accounted for under the equity method.  For the three and nine months ended September 30, 2015 the Company recorded gains of $961,000 and $1.4 million, respectively, which was recorded in equity in earnings of unconsolidated subsidiaries on the consolidated statements of operations.  For the three and nine months ended September 30, 2014, the Company recorded a gain of $13,000 and a loss of $859,000, respectively, which was recorded in equity in earnings of unconsolidated subsidiaries on the consolidated statements of operations.  The Company’s investment in LCC was $40.8 million and $39.4 million as of September 30, 2015 and December 31, 2014, respectively.
Relationship with CVC Credit Partners. On April 17, 2012, Apidos Capital Management (“ACM”), a former subsidiary of Resource America, was sold to CVC Credit Partners, L.P. ("CVC Credit Partners"), a joint venture entity in which Resource America owns a 24% interest. CVC Credit Partners manages internally and externally originated bank loan assets on the Company’s behalf.  On February 24, 2011, a subsidiary of the Company purchased 100% of the ownership interests in Churchill Pacific Asset Management LLC ("CPAM") from Churchill Financial Holdings LLC for $22.5 million.  CPAM subsequently changed its name to RCAM. Through RCAM, the Company was initially entitled to collect senior, subordinated and incentive fees related to five CLOs holding approximately $1.9 billion in assets managed by RCAM.  RCAM is assisted by CVC Credit Partners in managing these CLOs.  CVC Credit Partners is entitled to 10% of all subordinated fees and 50% of the incentive fees received by RCAM.  For the three and nine months ended September 30, 2015, CVC Credit Partners earned subordinated fees of $173,000 and $631,000, respectively, and no incentive fees. For the three and nine months ended September 30, 2014, CVC Credit Partners earned subordinated fees of $309,000 and $1.0 million, respectively, and no incentive fees. In October 2012, the Company purchased 66.6% of the preferred equity in one of the RCAM CLOs. In May 2013, the Company purchased additional equity in this CLO, increasing its ownership percentage to 68.3%. In September 2013, this CLO was called and the notes were paid down in full. Another RCAM-managed CLO also elected to redeem its outstanding notes in whole in February 2013.

(Back to Index)

(Back to Index)

RESOURCE CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
SEPTEMBER 30, 2015
(unaudited)

In May, June and July 2013, the Company invested a total of $15.0 million in CVC Global Credit Opportunities Fund, L.P. which generally invests in assets through the Master Fund (see Note 3). The fund will pay the investment manager a quarterly management fee in advance calculated at the rate of 1.5% annually based on the balance of each limited partner's capital account. The Company's management fee was waived upon entering the agreement because the Company is a related party of CVC Credit Partners. For the three and nine months ended September 30, 2015, the Company recorded a loss of $628,000 and earnings of $293,000, respectively, which was recorded in equity in earnings of unconsolidated subsidiaries on the consolidated statements of operations. For the three and nine months ended September 30, 2014, the Company recorded earnings of $47,000 and $2.0 million, respectively, which was recorded in equity in earnings of unconsolidated subsidiaries on the consolidated statements of operations. In March 2015, the Company elected to withdraw $5.0 million from the fund. The Company's investment balance was $12.9 million as of September 30, 2015 as compared to $18.2 million as of December 31, 2014. The investment is recorded as an investment in unconsolidated entities on the Company's consolidated balance sheets using the equity method. In October 2015, another $4.0 million withdrawal was requested and received.
Relationship with Resource Real Estate. Resource Real Estate, a subsidiary of Resource America, originates, finances and manages the Company’s commercial real estate loan portfolio, including whole loans, B notes, mezzanine loans, and investments in real estate.  The Company reimburses Resource Real Estate for loan origination costs associated with all loans originated.  The Company had a receivable in the amount of $0 and $100,000 due from Resource Real Estate for loan origination costs in connection with the Company’s commercial real estate loan portfolio as of September 30, 2015 and December 31, 2014, respectively.
On August 9, 2006, the Company, through its subsidiary, RCC Real Estate, originated a loan to Lynnfield Place, a multi-family apartment property, in the amount of $22.4 million. The loan was then purchased by RREF CDO 2006-1. The loan, which was set to mature on May 9, 2018, carried an interest rate of LIBOR plus a spread of 3.50% with a LIBOR floor of 2.50%. On June 14, 2011, RCC Real Estate converted this loan, collateralized by a multi-family building, to equity. The loan was kept outstanding and was used as collateral in RREF CDO 2006-1. RREM was appointed as the asset manager as of August 1, 2011. RREM performed lease review and approval, debt service collection, loan workout, foreclosure, disposition and/or entitlements and permitting, as applicable. RREM was also responsible for engaging third parties to perform day-to-day property management, property leasing, rent collection, maintenance, and capital improvements. RREM was entitled to a monthly asset management fee equal to 4.0% of the gross receipts generated from the property. The Company incurred fees payable to RREM for the three and nine months ended September 30, 2014 in the amount of $36,000 and $105,000, respectively. There were no fees incurred for the three and nine months ended September 30, 2015, as the property was sold during the last quarter of 2014 for a gain of $1.9 million.
On December 1, 2009, the Company purchased a membership interest in RRE VIP Borrower, LLC (an unconsolidated VIE that held an interest in a real estate joint venture) from Resource America for $2.1 million, its book value.  RREM was asset manager of the venture and received a monthly asset management fee equal to 1.0% of the combined investment calculated as of the last calendar day of the month. For the three and nine months ended September 30, 2014, the Company paid RREM management fees of $0 and $6,000, respectively. There were no fees incurred for the three and nine months ended September 30, 2015, as the last property associated with the joint venture was sold in July 2014. For the three and nine months ended September 30, 2015, the Company recorded income of $0 and $46,000, respectively, which was recorded in equity in earnings of unconsolidated subsidiaries on the consolidated statements of operations. For the three and nine months ended September 30, 2014, the Company recorded income of $770,000 and $2.5 million, respectively, which was recorded in equity in earnings of unconsolidated subsidiaries on the consolidated statements of operations. The income recorded in 2015 was due to a liquidation of an existing bank account with respect to one of the properties.
On January 15, 2010, the Company loaned $2.0 million to Resource Capital Partners, Inc. (“RCP”), a wholly-owned subsidiary of Resource America, so that it could acquire a 5.0% limited partnership interest in Resource Real Estate Opportunity Fund, L.P. (“RRE Opportunity Fund”).  RCP is the general partner of the RRE Opportunity Fund.  The loan was secured by RCP’s partnership interest in the RRE Opportunity Fund.  The promissory note bore interest at a fixed rate of 8.0% per annum on the unpaid principal balance.  In the event of default, interest accrued at a rate of 5.0% in excess of the fixed rate.  Interest was payable quarterly.  Mandatory principal payments were required to the extent distributable cash or other proceeds from RRE Opportunity Fund represent a return of RCP’s capital.  The loan had an original maturity date of January 14, 2015, with two one-year extensions. RCP exercised the first option, extending the maturity to January 14, 2016. The loan balance was $558,000 at December 31, 2014, which was paid in full in April 2015.

(Back to Index)

(Back to Index)

RESOURCE CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
SEPTEMBER 30, 2015
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
The Company has closed the following four real estate securitization transactions, which provide financing for commercial real estate loans: RCC CRE Notes 2013, a $307.8 million securitization in December 2013; RCC 2014-CRE2, a $353.9 million securitization on July 30, 2014; RCC 2015-CRE3, a $346.2 million securitization on February 24, 2015; and RCC 2015-CRE4, a $312.9 million securitization on August 18, 2015. Resource Real Estate serves as special servicer for each transaction. With respect to each specialty service mortgage loan, Resource Real Estate receives an amount equal to the product of (a) the special servicing fee rate, 0.25% per annum, and (b) the outstanding principal balance of such specialty service mortgage loan. The servicing fee is payable monthly, on an asset-by-asset basis. The Company utilizes the brokerage services of Resource Securities, Inc. (“Resource Securities”), a wholly-owned broker-dealer subsidiary of Resource America, on a limited basis to conduct some of its asset trades. The Company paid Resource Securities placement agent fees in connection with each transaction as follows: $205,000; $175,000; $100,000; and $85,000, respectively.
In July 2014, the Company formed RCM Global Manager to invest in RCM Global, an entity formed to hold a portfolio of structured product securities. The Company contributed $15.0 million for a 63.8% membership interest in RCM Global. A five member board manages RCM Global, and all actions including purchases and sales must be approved by no less than three of the five members of the board. The portion of RCM Global that the Company does not own is presented as non-controlling interests as of the dates and for the periods presented in the Company's consolidated financial statements. All intercompany accounts and transactions have been eliminated in consolidation. In March and June 2015, the Company requested and received a proportional, in-kind distribution in certain securities held by RCM Global. The distribution of and subsequent sale of those securities by the Company through its subsidiary, RCC Residential, resulted in the realization of $4.9 million of net gains for the nine months ended September 30, 2015. As a result of these distributions, the Company's ownership interest is 46.4% as of September 30, 2015.
In September 2014, the Company contributed $17.5 million to Pelium Capital for an initial ownership interest of 80.4%. Pelium Capital is a specialized credit opportunity fund managed by Resource America. The Company funded its final commitment of $2.5 million, as of February 1, 2015. The Company will receive 10% of the carried interest in the partnership for the first five years, and can increase its interest to 20% if the Company's capital contributions aggregate $40.0 million. Resource America contributed securities valued at $2.8 million to the formation of Pelium Capital. The portion of the fund that the Company does not own is presented as non-controlling interests as of the dates and for the periods presented in the Company's consolidated financial statements. Pelium Capital was determined not to be a VIE as there was sufficient equity at risk, the Company does not have disproportionate voting rights and Pelium Capital's partners have all of the following characteristics: (1) the power to direct the activities of Pelium; (2) the obligation to absorb losses; and (3) the right to receive residual returns. However, Pelium Capital was consolidated as a result of the Company's majority ownership and the Company's unilateral kick-out rights. The non-controlling interest in Pelium Capital is owned by Resource America and outside investors. All intercompany accounts and transactions have been eliminated in consolidation. The Company's ownership interest in Pelium Capital was 80.2% as of September 30, 2015.

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

(Back to Index)

(Back to Index)

RESOURCE CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
SEPTEMBER 30, 2015
(unaudited)

On June 24, 2015, the Company committed up to $50.0 million in Pearlmark Mezzanine Realty Partners IV, L.P. ("Pearlmark Mezz IV L.P."), a Delaware limited partnership. The contractual fund manager of the fund is Pearlmark Real Estate LLC ("Pearlmark"), a Delaware limited liability company that is 50% owned by Resource America. The Company will pay Pearlmark Mezz IV L.P management fees of 1.0% on the unfunded committed capital and 1.5% on the invested capital. The Company is entitled to a management fee rebate of 25% for the first year of the fund. As of September 30, 2015, the Company is indebted for $50,000 for management fees, net of the rebate. The Company has not invested any capital as of September 30, 2015. Resource America has agreed that it will credit any such fees paid by the Company to Pearlmark against the base management fee that the Company pays to Resource America.

Relationship with Law Firm.  Until 1996, Edward E. Cohen, a director who was the Company’s Chairman from its inception until November 2009, was of counsel to Ledgewood, P.C., a law firm.  In addition, one of the Company’s executive officers, Jeffrey F. Brotman, was employed by Ledgewood until 2007.  Mr. E. Cohen receives certain debt service payments from Ledgewood related to the termination of his affiliation with Ledgewood and its redemption of his interest in the firm.  Mr. Brotman also receives certain debt service payments from Ledgewood related to the termination of his affiliation with the firm.   For the three and nine months ended September 30, 2015, the Company paid Ledgewood $13,000 and $348,000, respectively, in connection with legal services rendered to the Company. For the three and nine months ended September 30, 2014, the Company paid Ledgewood $45,000 and $202,000, respectively, in connection with legal services rendered to the Company.
NOTE 18 - DISTRIBUTIONS
For the quarter ended September 30, 2015, the Company declared and subsequently paid a dividend of $0.64 per common share.
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

(Back to Index)

(Back to Index)

RESOURCE CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
SEPTEMBER 30, 2015
(unaudited)

The following tables presents dividends declared (on a per share basis) for the three and nine months ended September 30, 2015 and year ended December 31, 2014:

Common Stock
	Date Paid	Total Dividend Paid	Dividend Per Share
		(in thousands)
2015
March 31	April 28	$21,444	$0.64
June 30	July 28	$21,426	$0.64
September 30	October 28	$20,667	$0.64
2014
March 31	April 28	$25,921	$0.80
June 30	July 28	$26,179	$0.80
September 30	October 28	$26,629	$0.80
December 31	January 28, 2015	$26,563	$0.80

Preferred Stock
Series A				Series B			Series C
	Date Paid	Total Dividend Paid	Dividend Per Share	Date Paid	Total Dividend Paid	Dividend Per Share	Date Paid	Total Dividend Paid	Dividend Per Share
		(in thousands)			(in thousands)			(in thousands)
2015
March 31	April 30	$568	$0.53125	April 30	$2,960	$0.515625	April 30	$2,588	$0.539063
June 30	July 30	$568	$0.53125	July 30	$2,960	$0.515625	July 30	$2,588	$0.539063
Sept. 30	Oct. 30	$568	$0.53125	Oct. 30	$2,960	$0.515625	Oct. 30	$2,588	$0.539063
2014
March 31	April 30	$463	$0.53125	April 30	$2,057	$0.515625	—	—	—
June 30	July 30	$537	$0.53125	July 30	$2,378	$0.515625	July 30	$1,437	$0.299479
September 30	October 30	$537	$0.53125	October 30	$2,430	$0.515625	October 30	$2,588	$0.539063
December 31	January 30, 2015	$568	$0.53125	January 30, 2015	$2,888	$0.515625	January 30, 2015	$2,588	$0.539063

(Back to Index)

(Back to Index)

RESOURCE CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
SEPTEMBER 30, 2015
(unaudited)

NOTE 19 - FAIR VALUE OF FINANCIAL INSTRUMENTS
The following table presents information about the Company’s assets and liabilities measured at fair value on a recurring basis and indicates the fair value hierarchy of the valuation techniques utilized by the Company to determine such fair value as follows (in thousands):

	Level 1	Level 2	Level 3	Total
As of September 30, 2015:
Assets:
Investment securities, trading	$—	$—	$25,715	$25,715
Investment securities available-for-sale	—	4,627	229,973	234,600
Loans held for sale	—	60,958	52,049	113,007
Derivatives	—	1	3,729	3,730
Total assets at fair value	$—	$65,586	$311,466	$377,052

Liabilities:
Derivatives	$—	$1,586	$5,880	$7,466
Total liabilities at fair value	$—	$1,586	$5,880	$7,466

As of December 31, 2014:
Assets:
Investment securities, trading	$—	$—	$20,786	$20,786
Investment securities available-for-sale	—	33,158	242,562	275,720
CMBS - linked transactions	—	—	15,367	15,367
Derivatives	3,429	7	1,868	5,304
Total assets at fair value	$3,429	$33,165	$280,583	$317,177

Liabilities:
Moselle CLO Notes	$—	$—	$68,940	$68,940
Derivatives	—	—	8,476	8,476
Total liabilities at fair value	$—	$—	$77,416	$77,416

The Company's residential mortgage loan portfolio included in loans held for sale is comprised of both agency loans and non-agency jumbo loans. The fair values of the Company's agency loan portfolio are generally classified as Level 2 in the fair value hierarchy, as those values are determined based on quoted market prices for similar assets or upon other observable inputs. The fair values of the Company's jumbo loan portfolio are generally classified as Level 3 in the fair value hierarchy, as those values are generally based upon valuation techniques that utilize unobservable inputs that reflect the assumptions that a market participant would use in pricing those assets.

As of September 30, 2015, except for a note balance of $57,000, Moselle CLO paid off all of its outstanding CLO notes.

(Back to Index)

(Back to Index)

RESOURCE CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
SEPTEMBER 30, 2015
(unaudited)

The following table presents additional information about assets that are measured at fair value on a recurring basis for which the Company has utilized Level 3 inputs (in thousands):

	CMBS (1)	ABS	Structured Finance Securities	Warrants	Interest Rate Lock Commitments	Loans Held for Sale	Total
Balance, January 1, 2015	$185,772	$72,157	$20,786	$898	$970	$83,380	$363,963
Included in earnings	1,676	2,478	2,530	(71)	25,713	(1,272)	31,054
Unlinked transactions	33,239	—	—	—	—	—	33,239
Purchases/Originations	10,373	24,812	22,126	—	—	246,927	304,238
Sales		(26,292)	(17,283)	—	—	(270,827)	(314,402)
Paydowns	(51,918)	(5,094)	(1,986)	—	—	(6,159)	(65,157)
Issuances	—	—	—	—	—	—	—
Settlements	—	(11,216)	—	—	(24,595)	—	(35,811)
Included in OCI	(1,317)	(8,568)	(458)	—	—	—	(10,343)
Transfers into Level 3	—	3,871	—	—	—	—	3,871
Balance, September 30, 2015	$177,825	$52,148	$25,715	$827	$2,088	$52,049	$310,652

(1) Beginning balance includes linked transactions. Due to a change in accounting guidance, as of January 1, 2015, the concept of linked transactions no longer exists.
The following table presents additional information about liabilities that are measured at fair value on a recurring basis for which the Company has utilized Level 3 inputs (in thousands):

Interest rate swaps
Beginning balance, January 1, 2015	$8,680
Unrealized gains - included in accumulated other comprehensive income	(3,552)
Included in earnings	127
Ending balance, September 30, 2015	$5,255
Forward sale commitments on residential mortgages had a beginning balance at January 1, 2015 of $1.2 million with $3.2 million included in earnings and settlements of $2.3 million for a remaining forwards sale commitments liability of $2.1 million at September 30, 2015.

(Back to Index)

(Back to Index)

RESOURCE CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
SEPTEMBER 30, 2015
(unaudited)

The following table summarizes the financial assets and liabilities measured at fair value on a nonrecurring basis and indicates the fair value hierarchy of the valuation techniques utilized by the Company to determine such fair value as follows (in thousands):

	Level 1	Level 2	Level 3	Total
As of September 30, 2015:
Assets:
Loans held for sale	$—	$2,999	$—	$2,999
Impaired loans	—	998	32,500	33,498
Total assets at fair value	$—	$3,997	$32,500	$36,497

As of December 31, 2014:
Assets:
Loans held for sale	$—	$36,956	$—	$36,956
Impaired loans	—	1,678	137,811	139,489
Total assets at fair value	$—	$38,634	$137,811	$176,445
Loans held for sale consist of bank loans and CRE loans identified for sale due to credit concerns.  Interest on loans held for sale is recognized according to the contractual terms of the loan and included in interest income on loans.  The fair value of bank loans held for sale and impaired bank loans is based on what secondary markets are currently offering for these loans.  As such, the Company classifies these loans as nonrecurring Level 2.  For the Company’s CRE loans where there is no primary market, fair value is measured using discounted cash flow analysis and other valuation techniques and these loans are classified as nonrecurring Level 3. The amounts of nonrecurring fair value losses for specifically impaired loans for the three and nine months ended September 30, 2015 were $920,000 and $42.4 million, respectively. The amounts of nonrecurring fair value losses for specifically impaired loans for the three and nine months ended September 30, 2014 were $24,000 and $464,000, respectively. The amounts of nonrecurring fair value losses for loans held for sale for the three and nine months ended September 30, 2015 were $35,000 and $841,000, respectively. The amounts of nonrecurring fair value losses for loans held for sale for the three and nine months ended September 30, 2014 were $597,000 and $658,000, respectively.
In accordance with FASB ASC Topic 820-10-50-2-bbb, the Company is not required to disclose quantitative information with respect to unobservable inputs contained in fair value measurements that are not developed by the Company. As a consequence, the Company has not disclosed such information associated with fair values obtained from third-party pricing sources.
For Level 3 assets and liabilities measured at fair value on a recurring or non-recurring basis as of September 30, 2015, for which quantitative information with respect to unobservable inputs was available, the significant unobservable inputs used in the fair value measurements were as follows (in thousands, except were otherwise indicated) :

	Fair Value at September 30, 2015	Valuation Technique	Significant Unobservable Inputs	Significant Unobservable Input Value
Interest rate swap agreements	$5,255	Discounted cash flow	Weighted average credit spreads	4.83%
Warrant	$827	Option pricing model	Market capitalization (in millions)	$146.0
			Volatility	50.00%
The Company is required to disclose the fair value of financial instruments for which it is practicable to estimate that value.  The fair values of the Company's short-term financial instruments such as cash and cash equivalents, restricted cash, principal paydown receivable, interest receivable, distribution payable, accrued interest expense, repurchase agreements and the secured revolving credit agreement approximate their carrying value on the consolidated balance sheets.  The fair values of the Company’s investment securities, trading are reported in see Note 5.  The fair values of the Company’s investment securities available-for-sale are reported in Note 6.  The fair values of the Company’s derivative instruments and linked transactions are reported in Note 20.

(Back to Index)

(Back to Index)

RESOURCE CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
SEPTEMBER 30, 2015
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
The fair value of the convertible notes was determined using a discounted cash flow model that discounts the expected future cash flows using current interest rates on similar debts that do not have a conversion option. The 6% Convertible Senior Notes are discounted at a rate of 7.00% and the 8% Convertible Senior Notes are discounted at a rate of 8.60%. The fair value of the CRE portfolio was determined using a discounted cash flow model that discounts the expected future cash flows at current rates at which similar loans would be made to borrowers with similar credit rating and with the same remaining maturities. Discount rates used range between 15%-25%.
The fair values of the Company’s remaining financial instruments that are not reported at fair value on the consolidated balance sheets are reported in the following table (in thousands):

		Fair Value Measurements
	Carrying Amount	Fair Value	Quoted Prices in Active Markets for Identical Assets of Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
As of September 30, 2015:
Loans held-for-investment	$2,118,978	$2,107,162	$—	$491,206	$1,615,956
CDO notes	$1,189,092	$1,076,523	$—	$—	$1,076,523
Junior subordinated notes	$51,360	$17,854	$—	$—	$17,854
Convertible notes	$204,776	$204,776	$—	$—	$204,776
Repurchase agreements	$276,921	$276,921	$—	$—	$276,921
Senior secured revolving credit agreement	$158,742	$158,742	$—	$—	$158,742

As of December 31, 2014:
Loans held-for-investment	$1,925,980	$1,909,019	$—	$570,071	$1,338,948
Loans receivable-related party	$558	$558	$—	$—	$558
CDO notes	$1,046,493	$975,762	$—	$—	$975,762
Junior subordinated notes	$51,205	$17,699	$—	$—	$17,699
Convertible notes	$108,374	$108,374	$—	$—	$108,374
Repurchase agreements	$399,662	$399,662	$—	$—	$399,662
Senior secured revolving credit agreement	$111,137	$111,137	$—	$—	$111,137

(Back to Index)

(Back to Index)

RESOURCE CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
SEPTEMBER 30, 2015
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
At September 30, 2015, the Company had 10 interest rate swap contracts outstanding whereby the Company paid an average fixed rate of 4.83% and received a variable rate equal to either one-month LIBOR or three-month LIBOR.  The aggregate notional amount of these contracts was $121.9 million at September 30, 2015.  The counterparties for the Company’s designated interest rate hedge contracts at such date were Credit Suisse International and Wells Fargo. The Company had master netting agreements with Credit Suisse International and Wells Fargo at September 30, 2015. Regulations promulgated under the Dodd-Frank Act mandate that the Company clear certain new interest rate swap transactions through a central counterparty. Transactions that are centrally cleared result in the Company facing a clearing house, rather than a swap dealer, as counterparty.  Central clearing requires the Company to post collateral in the form of initial and variation margin to satisfy potential future obligations.  As of September 30, 2015, the Company had centrally cleared derivative liabilities with a fair value of $333,000. The Company classifies these hedges as cash flow hedges, which are hedges that eliminate the risk of changes in the cash flows of a financial asset or liability. The Company records changes in fair value of derivatives designated and effective as cash flow hedges in other comprehensive income, and records changes in fair value of derivatives designated and ineffective as cash flow hedges in earnings.
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

(Back to Index)

(Back to Index)

RESOURCE CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
SEPTEMBER 30, 2015
(unaudited)

The estimated fair value of the Company’s liability related to interest rate swaps was $5.3 million and $8.7 million as of September 30, 2015 and December 31, 2014, respectively.  The Company had aggregate unrealized losses of $5.3 million and $9.0 million on the interest rate swap agreements as of September 30, 2015 and December 31, 2014, respectively, which is recorded in accumulated other comprehensive income and a portion is recognized through earnings.  The amortization is reflected in interest expense in the Company’s consolidated statements of operations.  In connection with the June 2007 close of RREF CDO 2007-1, the Company realized a swap termination gain of $2.6 million, which is being amortized over the term of RREF CDO 2007-1.  The accretion is reflected in interest expense in the Company’s consolidated statements of operations.  In connection with the termination of a $53.6 million swap related to RREF CDO 2006-1 during the nine months ended September 30, 2008, the Company realized a swap termination loss of $4.2 million, which is being amortized over the term of a new $45.0 million swap.  The amortization is reflected in interest expense in the Company’s consolidated statements of operations.
The Company is also exposed to currency exchange risk, a form of risk that arises from the change in price of one currency against another. Substantially all of the Company's revenues are transacted in U.S. dollars; however, a significant amount of the Company's capital is exposed to other currencies, primarily the Euro and the pound sterling. To address this market risk, the Company generally hedges foreign currency-denominated exposures (typically investments in debt instruments, including forecasted principal and interest payments) with currency forward contracts. The Company classifies these hedges as fair value hedges, which are hedges that eliminate the risk of changes in the fair values of assets, liabilities, and certain types of firm commitments. The Company records changes in fair value of derivatives designated and effective as fair value hedges in earnings, or OCI offset by corresponding changes in the fair values of the hedged items.
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
During the warehousing phase of the Company’s investments in certain structured vehicles, the Company may enter into total return swaps to finance the Company’s exposure to assets that will ultimately be securitized. A total return swap is a swap agreement in which one party makes payments based on a set rate, while the other party makes payments based on the return of an underlying asset. Traditionally, the Company pays either an indexed or fixed interest payment to the warehousing lender and receives the net interest income and realized capital gains of the referenced portfolio of assets, generally loans, to be securitized that are owned and held by the warehousing lender. Upon the close of the warehousing period, the Company’s invested equity plus net interest and any capital gains realized during the warehousing period are returned to the Company. Additionally, upon the close of the securitization, the Company may purchase beneficial interests in the securitization at fair value.

(Back to Index)

(Back to Index)

RESOURCE CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
SEPTEMBER 30, 2015
(unaudited)

The following tables present the fair value of the Company’s derivative financial instruments as well as their classification on the Company's consolidated balance sheets and on the consolidated statements of operations for the years presented:
Fair Value of Derivative Instruments as of September 30, 2015
(in thousands)

	Asset Derivatives
	Notional Amount	Balance Sheet Location	Fair Value
Interest rate lock agreements	$111,772	Derivatives, at fair value	$2,088
Forward contracts - residential mortgage lending	$124,483	Derivatives, at fair value	$814
Forward contracts - foreign currency, hedging (1)(2)	$11,127	Derivatives, at fair value	$1
Warrants (5)	$553	Derivatives, at fair value	$827
	Liability Derivatives
	Notional Amount	Balance Sheet Location	Fair Value
Interest rate swap contracts, hedging (3)	$121,867	Derivatives, at fair value	$5,255
Forward contracts - residential mortgage lending	$242,919	Derivatives, at fair value	$2,040
Forward contracts - foreign currency, hedging (4)(2)	$15,699	Derivatives, at fair value	$45
Forward contracts - TBA securities	$31,000	Derivatives, at fair value	$126

Interest rate swap contracts	$104,367	Accumulated other comprehensive (income) loss	$5,004

(1)	Notional amount presented on currency converted basis. The notional amount of the Company's foreign currency hedging forward contracts was €10.3 million as of September 30, 2015.

(2)	Foreign currency forward contracts are accounted for as fair value hedges.

(3)	Interest rate swap contracts are accounted for as cash flow hedges.

(4)	Notional amount presented on currency converted basis. The notional amount of the Company's foreign currency hedging forward contracts was €14.5 million as of September 30, 2015.

(5)	The notional amount of the Company's warrants is the calculated number of shares available for purchase.

(Back to Index)

(Back to Index)

RESOURCE CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
SEPTEMBER 30, 2015
(unaudited)

Fair Value of Derivative Instruments as of December 31, 2014
(in thousands)

	Asset Derivatives
	Notional Amount	Balance Sheet Location	Fair Value
Interest rate lock agreements	$59,467	Derivatives, at fair value	$970
Forward contracts - residential mortgage lending	$5,000	Derivatives, at fair value	$7
Forward contracts - RMBS securities	$42,614	Derivatives, at fair value	$1,297
Forward contracts - foreign currency, hedging (1)(2)	$54,948	Derivatives, at fair value	$3,377
Options - U.S. Treasury futures	$90	Derivatives, at fair value	$52
Warrants	$492	Derivatives, at fair value	$898
	Liability Derivatives
	Notional Amount	Balance Sheet Location	Fair Value
Interest rate swap contracts, hedging (3)	$124,017	Derivatives, at fair value	$8,680
Interest rate lock agreements	$798	Derivatives, at fair value	$10
Forward contracts - residential mortgage lending	$154,692	Derivatives, at fair value	$1,036
Forward contracts - TBA securities	$15,000	Derivatives, at fair value	$47

Interest rate swap contracts	$124,017	Accumulated other comprehensive (income) loss	$8,680

(1)	Notional amount presented on currency converted basis. The notional amount of the Company's foreign currency hedging forward contracts was €45.4 million as of December 31, 2014.

(2)	Foreign currency forward contracts are accounted for as fair value hedges.

(3)	Interest rate swap contracts are accounted for as cash flow hedges.

(Back to Index)

(Back to Index)

RESOURCE CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
SEPTEMBER 30, 2015
(unaudited)

The Effect of Derivative Instruments on the Statements of Operations for the
Nine Months Ended September 30, 2015 (in thousands)

	Derivatives
	Statement of Operations Location	Realized and Unrealized Gain (Loss) (1)
Interest rate swap contracts, hedging	Interest expense	$4,923
Interest rate swap contracts, hedging	Net realized and unrealized gain (loss) on sales of investment securities available-for-sale and loans and derivatives	$(34)
Interest rate lock agreements	Net realized and unrealized gain (loss) on sales of investment securities available-for-sale and loans and derivatives	$1,128
Forward contracts - RMBS securities	Net realized and unrealized gain (loss) on sales of investment securities available-for-sale and loans and derivatives	$(122)
Forward contracts - residential mortgage lending	Net realized and unrealized gain (loss) on sales of investment securities available-for-sale and loans and derivatives	$(197)
Forward contracts - foreign currency, hedging	Net realized and unrealized gain (loss) on sales of investment securities available-for-sale and loans and derivatives	$2,254
Options - U.S. Treasury futures	Net realized and unrealized gain (loss) on sales of investment securities available-for-sale and loans and derivatives	$184
Forward contracts - TBA securities	Net realized and unrealized gain (loss) on sales of investment securities available-for-sale and loans and derivatives	$415

(1)Negative values indicate a decrease to the associated consolidated statements of operations line items.

The Effect of Derivative Instruments on the Statements of Operations for the
Nine Months Ended September 30, 2014 (in thousands)

	Derivatives
	Statement of Operations Location	Realized and Unrealized Gain (Loss) (1)
Interest rate swap contracts	Interest expense	$4,917
Interest rate lock agreements	Net realized and unrealized gain (loss) on sales of investment securities available-for-sale and loans and derivatives	$733
Forward contracts - residential mortgage lending	Net realized and unrealized gain (loss) on sales of investment securities available-for-sale and loans and derivatives	$(254)
Forward contracts - foreign currency, hedging	Net realized and unrealized gain (loss) on sales of investment securities available-for-sale and loans and derivatives	$2,192
Total return swap	Net realized and unrealized gain (loss) on sales of investment securities available-for-sale and loans and derivatives	$960
Forward contracts - TBA securities	Net realized and unrealized gain (loss) on sales of investment securities available-for-sale and loans and derivatives	$(280)

(1)Negative values indicate a decrease to the associated consolidated statements of operations line items.

(Back to Index)

(Back to Index)

RESOURCE CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
SEPTEMBER 30, 2015
(unaudited)

Linked Transactions
As the result of an accounting standards update adopted on January 1, 2015 (see Note 2), the Company unlinked its previously linked transactions and disclosed affected asset, liability, income and expense balances at their gross values in its consolidated financial statements. Accordingly, the Company had no financing arrangements being accounted for as linked transactions as of September 30, 2015.
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
As of December 31, 2014, the Company held non-hedging linked transactions, net at fair value of $15.4 million. During the three and nine months ended September 30, 2014, the Company recorded unrealized gain and net interest income on linked transactions of $177,000 and $7.5 million, respectively.

The following table presents certain information about the components of the unrealized gain (loss) and net interest income from linked transactions, net, included in the Company's consolidated statements of operations for the periods presented as follows ( in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2015	2014	2015	2014
Components of Unrealized Net (Losses) Gains and Net Interest Income
Income from linked transactions
Interest income attributable to CMBS underlying linked transactions	$—	$495	$—	$2,295
Interest expense attributable to linked repurchase agreement borrowings underlying linked transactions	—	(107)	—	(514)
Change in fair value of linked transactions included in earnings	—	(211)	—	5,713
Unrealized gain (loss) and net interest income from linked transactions, net	$—	$177	$—	$7,494
The following table summarizes the Company's investment securities, underlying linked transactions,which are carried at fair value (in thousands):

	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value

As of December 31, 2014:
CMBS linked transactions	$48,138	$539	$(72)	$48,605
The following table summarizes the estimated maturities of the Company’s CMBS linked transactions according to their estimated weighted average life classifications (in thousands, except percentages):

(Back to Index)

(Back to Index)

RESOURCE CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
SEPTEMBER 30, 2015
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

(Back to Index)

(Back to Index)

RESOURCE CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
SEPTEMBER 30, 2015
(unaudited)

NOTE 21 - OFFSETTING OF FINANCIAL ASSETS AND LIABILITIES
As the result of an accounting standards update adopted on January 1, 2015 (see Note 2), the Company unlinked its previously linked transactions and disclosed affected asset, liability, income and expense balances at their gross values in its consolidated financial statements. Accordingly, the Company had no financing arrangements being accounted for as linked transactions as of September 30, 2015.
The following table presents a summary of the Company's offsetting of derivative assets for the periods presented (in thousands):

				(iv) Gross Amounts Not Offset in the Consolidated Balance Sheets
	(i) Gross Amounts of Recognized Assets	(ii) Gross Amounts Offset in the Consolidated Balance Sheets	(iii) = (i) - (ii) Net Amounts of Assets Included in the Consolidated Balance Sheets	Financial Instruments	Cash Collateral Pledged	(v) = (iii) - (iv) Net Amount
As of September 30, 2015:
Derivative hedging instruments, at fair value	$3,730	$—	$3,730	$—	$—	$3,730
Total	$3,730	$—	$3,730	$—	$—	$3,730

As of December 31, 2014:
Derivative hedging instruments, at fair value	$4,334	$—	$4,334	$—	$—	$4,334
Linked transactions	48,764	33,397	15,367	—	—	15,367
Total	$53,098	$33,397	$19,701	$—	$—	$19,701

(Back to Index)

(Back to Index)

RESOURCE CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
SEPTEMBER 30, 2015
(unaudited)

The following table presents a summary of the Company's offsetting of financial liabilities and derivative liabilities for the periods presented as follows (in thousands):

				(iv) Gross Amounts Not Offset in the Consolidated Balance Sheets
	(i) Gross Amounts of Recognized Liabilities	(ii) Gross Amounts Offset in the Consolidated Balance Sheets	(iii) = (i) - (ii) Net Amounts of Liabilities Included in the Consolidated Balance Sheets	Financial Instruments (1)	Cash Collateral Pledged (2)	(v) = (iii) - (iv) Net Amount
As of September 30, 2015:
Derivative hedging instruments, at fair value (3)	$7,466	$—	$7,466	$—	$1,430	$6,036
Repurchase agreements and term facilities (4)	276,921	—	276,921	—	—	276,921
Total	$284,387	$—	$284,387	$—	$1,430	$282,957

As of December 31, 2014:
Derivative hedging instruments, at fair value (3)	$8,466	$—	$8,466	$—	$500	$7,966
Repurchase agreements and term facilities (4)	399,662	—	399,662	399,662	—	—
Linked transactions	33,397	33,397	—	—	—
Total	$441,525	$33,397	$408,128	$399,662	$500	$7,966

(1)	Amounts represent collateral pledged that is available to be offset against liability balances associated with term facilities, repurchase agreements and derivative transactions.

(2)	Amounts represent amounts pledged as collateral against derivative transactions.

(3)	The fair value of securities and/or cash and cash equivalents pledged against the Company's swaps was $1.4 million and $2.6 million at September 30, 2015 and December 31, 2014, respectively.

(4)
The combined fair value of securities and loans pledged against the Company's various term facilities and repurchase agreements was $422.8 million and $565.6 million at September 30, 2015 and December 31, 2014, respectively.

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

(Back to Index)

(Back to Index)

RESOURCE CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
SEPTEMBER 30, 2015
(unaudited)

In September 2015, Daren Levin filed a putative class action in the United States District Court for the Southern District of New York on behalf of all persons who purchased Company common stock between March 2, 2015 and August 4, 2015. The complaint alleges that the Company and certain of its officers and directors materially misrepresented certain risks of the Company’s commercial loan portfolio and its processes and controls for assessing the quality of its portfolio. The complaint seeks unspecified damages as well as costs and attorneys’ fees. The Company believes the complaint is without merit and intends to defend itself vigorously.
Except as previously discussed, the Company is unaware of any contingencies arising from such routine litigation that would require accrual or disclosure in the consolidated financial statements as of September 30, 2015.

NOTE 23 - SEGMENT REPORTING

The Company has five reportable operating segments: Commercial Real Estate Lending, Commercial Finance, Middle Market Lending, Residential Mortgage Lending, and Corporate & Other. The reportable operating segments are business units that offer different products and services. The Commercial Real Estate Lending operating segment includes the Company’s activities and operations related to commercial real estate loans, commercial real estate-related securities, and investments in real estate. The Commercial Finance operating segment includes the Company’s activities and operations related to bank loans, bank loan-related securities, and direct financing leases. The Middle Market Lending operating segment includes the Company’s activities and operations related to the origination and purchase of middle market loans. The Residential Mortgage Lending operating segment includes the Company’s activities and operations related to the origination and servicing of residential mortgage loans and the investment in RMBS. The Corporate and & Other segment includes corporate level interest income, interest expense, inter-segment eliminations not allocable to any particular operating segment, and general and administrative expense.

The accounting policies of the operating segments are the same as those described in Note 2. The Company accounts for inter-segment sales and transfers as if the sales or transfers were to third parties, that is, at current market prices. Relevant expenses incurred at the Corporate & Other segment are allocated to TRS subsidiaries based on their percentage of adjusted pre-tax net income (loss), which excludes unrealized gains and losses and provisions on loan and lease losses that are specific to the periods presented.

(Back to Index)

(Back to Index)

RESOURCE CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
SEPTEMBER 30, 2015
(unaudited)

Summarized operating segment data are as follows (in thousands):

	Commercial Real Estate Lending	Commercial Finance	Middle Market Lending	Residential Mortgage Lending	Corporate & Other (1)(2)(3)	Total (4)
For the Three Months Ended September 30, 2015:
Interest income:
External customers	$25,646	$3,341	$8,254	$1,119	$—	$38,360
Other	12	803	2	—	7	824
Total interest income	25,658	4,144	8,256	1,119	7	39,184
Interest expense	8,869	368	1,480	999	5,046	16,762
Net interest income	16,789	3,776	6,776	120	(5,039)	22,422
Amortization of MSRs	—	—	—	(1,307)	—	(1,307)
Other income from external customers	—	1,033	—	1,540	17	2,590
Total revenues	16,789	4,809	6,776	353	(5,022)	23,705
Less:
Segment operating expenses	50	272	1,240	71	1,361	2,994
General and administrative	768	569	978	7,297	1,726	11,338
Depreciation and amortization	—	454	—	142	32	628
Provision (recovery) for loan losses	(47)	178	903	—	—	1,034
Equity in earnings of unconsolidated subsidiaries	—	(333)	—	—	(1)	(334)
Other (income) expense	352	(2,566)	147	(2,368)	(446)	(4,881)
Income (loss) before taxes	15,666	6,235	3,508	(4,789)	(7,694)	12,926
Income tax (expense) benefit	—	(286)	—	2,161	(79)	1,796
Net income (loss)	$15,666	$5,949	$3,508	$(2,628)	$(7,773)	$14,722

(Back to Index)

(Back to Index)

RESOURCE CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
SEPTEMBER 30, 2015
(unaudited)

	Commercial Real Estate Lending	Commercial Finance	Middle Market Lending	Residential Mortgage Lending	Corporate & Other (1)(2)(3)	Total (4)
For the Three Months Ended September 30, 2014:
Interest income:
External customers	$19,596	$8,518	$3,264	$816	$—	$32,194
Other	—	1,586	—	—	61	1,647
Total interest income	19,596	10,104	3,264	816	61	33,841
Interest expense	6,501	1,764	65	419	2,759	11,508
Net interest income	13,095	8,340	3,199	397	(2,698)	22,333
Amortization of MSRs	—	—	—	(423)	—	(423)
Other income from external customers	1,117	1,519	—	1,352	(87)	3,901
Total revenues	14,212	9,859	3,199	1,326	(2,785)	25,811
Less:
Segment operating expenses	695	575	8	819	3,002	5,099
General and administrative	347	1,151	12	5,132	1,705	8,347
Depreciation and amortization	3	454	—	96	9	562
Provision (recovery) for loan losses	803	663	—	(26)	(1)	1,439
Equity in earnings of unconsolidated subsidiaries	(828)	(60)	—	—	1	(887)
Other (income) expense	1,758	2,531	—	(2,106)	(5,026)	(2,843)
Income (loss) before taxes	11,434	4,545	3,179	(2,589)	(2,475)	14,094
Income tax (expense) benefit	—	(56)	—	291	2	237
Net income (loss)	$11,434	$4,489	$3,179	$(2,298)	$(2,473)	$14,331

For the Nine Months Ended September 30, 2015:
Interest income:
External customers	$70,237	$14,499	$22,089	$3,465	$302	$110,592
Other	82	2,607	4	1	81	2,775
Total interest income	70,319	17,106	22,093	3,466	383	113,367
Interest expense	23,798	2,225	3,682	2,988	14,774	47,467
Net interest income	46,521	14,881	18,411	478	(14,391)	65,900
Amortization of MSRs	—	—	—	(3,138)	—	(3,138)
Other income from external customers	—	3,398	—	6,058	49	9,505
Total revenues	46,521	18,279	18,411	3,398	(14,342)	72,267
Less:
Segment operating expenses	56	940	2,444	982	7,471	11,893
General and administrative	1,517	2,238	2,262	22,227	5,745	33,989
Depreciation and amortization	—	1,346	1	372	95	1,814
Impairment losses	—	59	—	—	—	59
Provision (recovery) for loan losses	38,025	1,696	4,223	(110)	—	43,834
Equity in earnings of unconsolidated subsidiaries	(46)	(1,655)	—	—	(1)	(1,702)
Other (income) expense	1,200	(883)	39	(18,239)	(12,683)	(30,566)
Income (loss) before taxes	5,769	14,538	9,442	(1,834)	(14,969)	12,946
Income tax (expense) benefit	(39)	(1,782)	—	(821)	(327)	(2,969)
Net income (loss)	$5,730	$12,756	$9,442	$(2,655)	$(15,296)	$9,977

(Back to Index)

(Back to Index)

RESOURCE CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
SEPTEMBER 30, 2015
(unaudited)

	Commercial Real Estate Lending	Commercial Finance	Middle Market Lending	Residential Mortgage Lending	Corporate & Other (1)(2)(3)	Total (4)
For the Nine Months Ended September 30, 2014:
Interest income:
External customers	$55,723	$22,460	$6,589	$1,265	$—	$86,037
Other	1	5,283	—	—	197	5,481
Total interest income	55,724	27,743	6,589	1,265	197	91,518
Interest expense	17,365	5,207	65	689	8,420	31,746
Net interest income	38,359	22,536	6,524	576	(8,223)	59,772
Amortization of MSRs	—	—	—	(1,074)	—	(1,074)
Other income from external customers	7,777	4,876	—	3,670	(137)	16,186
Total revenues	46,136	27,412	6,524	3,172	(8,360)	74,884
Less:
Segment operating expenses	5,168	2,200	8	1,178	11,111	19,665
General and administrative	1,804	3,366	12	12,765	5,554	23,501
Depreciation and amortization	484	1,346	—	285	43	2,158
Provision (recovery) for loan losses	(3,759)	1,969	—	—	51	(1,739)
Equity in earnings of unconsolidated subsidiaries	(3,592)	(1,146)	—	—	75	(4,663)
Other (income) expense	(6,252)	(8,924)	—	(5,844)	8,156	(12,864)
Income (loss) before taxes	52,283	28,601	6,504	(5,212)	(33,350)	48,826
Income tax (expense) benefit	303	(250)	—	1,181	(567)	667
Net income (loss)	$52,586	$28,351	$6,504	$(4,031)	$(33,917)	$49,493

(1)
Includes interest expense for the Convertible Senior Notes of $4.4 million and $13.0 million for the three and nine months ended September 30, 2015, respectively, and $2.2 million and $6.6 million for the three and nine months ended September 30, 2014, respectively.

(2)
Includes interest expense for the Unsecured Junior Subordinated Debentures of $610,000 and $1.8 million for the three and nine months ended September 30, 2015, respectively, and $601,000 and $1.8 million for the three and nine months ended September 30, 2014, respectively.

(3)	Includes general corporate expenses and inter-segment eliminations not allocable to any particular operating segment.

(4)
Net interest income ties, however the breakout between total interest income and interest expense does not tie directly to the Consolidated Statement of Operations for the three and nine months ended September 30, 2015 due to a cumulative inter-segment reclassification between interest income and interest expense.

The following table presents total assets by segment for the periods indicated (in thousands):

Total Assets	Commercial Real Estate Lending	Commercial Finance	Middle Market Lending	Residential Mortgage Lending	Corporate & Other (1)	Total
September 30, 2015	$2,252,312	$524,096	$353,741	$236,585	$(580,692)	$2,786,042
December 31, 2014	$1,821,461	$743,086	$276,642	$205,491	$(318,001)	$2,728,679

(1)	Includes inter-segment eliminations and assets not allocable to any particular operating segment.
NOTE 24 - SUBSEQUENT EVENTS
The Company has evaluated subsequent events through the filing of this report and determined that there have not been any events that have occurred that would require adjustments to or disclosures in the consolidated financial statements, except the following:

The Company has repurchased $9.9 million of its common stock, representing approximately 754,187 shares during the period October 1, 2015 through November 6, 2015, bringing the total amount repurchased to date to $25.3 million, or approximately 5.8% of the outstanding balance.

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
We are externally managed by Resource Capital Manager, Inc., or the Manager, an indirect wholly-owned subsidiary of Resource America, Inc. (NASDAQ: REXI), or Resource America, a specialized asset management company that uses industry-specific expertise to evaluate, originate, service and manage investment opportunities through its commercial real estate, financial fund management and commercial finance operating segments. As of September 30, 2015, Resource America managed or co-managed approximately $21.7 billion of assets in these sectors.  To provide its services, the Manager draws upon Resource America, its management team and their collective investment experience.
We generate our income primarily from the spread between the revenues we receive from our assets and the cost to finance the purchase of those assets, from management of assets and from hedging interest rate risks.  We generate revenues from the interest and fees we earn on our whole loans, A notes, B notes, mezzanine debt securities, commercial mortgage-backed securities, or CMBS, bank loans, middle market loans, other asset-backed securities, or ABS, and structured note investments.  We also generate revenues from fees we receive for the management of externally originated bank loans, from our residential mortgage origination business and from our investment in an equipment leasing business.  Historically, we have used a substantial amount of leverage to enhance our returns and we have financed each of our different asset classes with different degrees of leverage.  The cost of borrowings to finance our investments is a significant part of our expenses.  Our net income depends on our ability to control these expenses relative to our revenue.  In our bank loan, CMBS and ABS portfolios, we historically have used warehouse facilities as a short-term financing source and collateralized debt obligations, or CDOs, and collateralized loan obligations, or CLOs and, to a lesser extent, other term financing as long-term financing sources.  In our commercial real estate loan portfolio, we historically have used repurchase agreements as a short-term financing source, and CDOs and, to a lesser extent, other term financing as long-term financing sources.  Our other term financing has consisted of long-term, match-funded financing provided through long-term bank financing and asset-backed financing programs, depending upon market conditions and credit availability.
The current state of moderate growth in the United States economy has allowed us to make new investments, particularly in our primary business of commercial real estate lending. During 2014 and through September 30, 2015, we have underwritten 62 new commercial real estate, or CRE, loans for a total of $1.3 billion. These loans were initially financed in part through our CRE term facilities and then financed longer-term through our newest $1.3 billion of CRE securitizations.  We also purchased 11 newly underwritten CMBS for $25.9 million during the same time period, all of which were financed through our Wells Fargo facility. In addition, we purchased 13 CMBS bonds for $74.2 million that were financed by short-term repurchase agreements. As a result of the equity market conditions discussed below, and to maintain our market presence and relationship with our borrower base, we intend to modestly grow our commercial real estate lending program, primarily by using recycled capital coupled with debt financing, principally through the $73.7 million and $320.9 million of existing capacity on our Wells Fargo term credit facilities and the $241.1 million of existing capacity on our Morgan Stanley credit facility,

(Back to Index)

(Back to Index)

In the latter half of 2013, we provided funds to a middle market lending operation ran by our Manager. These initial funds were derived from proceeds of sales from a partial liquidation of our trading portfolio. Through September 30, 2015, we have made additional investments and currently hold approximately $345.4 million original principal amount of middle market loans, comprised of $276.3 million of self-originated loans and $69.1 million of bank loans purchased in the secondary market.  These investments have helped mitigate the revenues lost from the liquidation and run-off of several bank loan CLOs in which we invested. In September 2014, we closed a syndicated loan facility for our middle market loan business with an original capacity of $125.0 million and an accordion feature to expand the facility to $225.0 million.  The facility has since been modified to a capacity of $225.0 million and the accordion feature was further expanded to $300.0 million. We had drawn $162.0 million on this facility as of September 30, 2015. We expect slower growth in this business in the remainder of 2015 and intend to continue to explore strategic alternatives to maximize value for this business.
Despite our ability to access equity markets in 2014 and early 2015, during the three months ended September 30, 2015, our common shares began to trade at prices below book value and began to trade well below our book value per share. As a result of these conditions, we have sought to enhance shareholder value by instituting, on August 4, 2015, a $50.0 million common share repurchase program. Through November 3, 2015, we have repurchased approximately $25.0 million of our common shares.
Although economic conditions in the United States have improved, real estate and credit market conditions continue to affect both us and some of our borrowers. In our CRE loan portfolio, during the quarter ended June 30, 2015, we recorded a substantial allowance for loan loss on a subordinated mezzanine loan position that was acquired in 2007. The loan was originally supported by a portfolio of 13 hotel properties, most of which were luxury brand hotels. Ten of these hotels were previously sold and proceeds used to paydown senior debt. The last three luxury brand hotels are located in or near San Juan, Puerto Rico, one of which was sold in July 2015. Economic and credit disruptions in Puerto Rico culminated in the second quarter by triggering events relating to the loan that caused us to determine that the loan was impaired. The outstanding loan balance of $38.1 million was fully reserved in the quarter, and associated accrued interest of $3.0 million was reversed against interest income for a total charge to operations of $41.1 million. In our bank and middle market loan portfolios, we recorded reserves of approximately $6.1 million for the nine months ended September 30, 2015, which was primarily due to a significant increase in our middle market loan portfolio and to a specific loan which had continued credit quality deterioration and which defaulted in the second quarter of 2015. While we have recognized these losses in 2015, we believe that the credit quality on the balance of our loan portfolio is stable. Excluding the loans referred to above, only two bank loans, or $474,000, are delinquent out of a portfolio of $152.6 million; only one, or $5.0 million, of our middle market loans is currently delinquent out of a portfolio of $349.5 million; and none of our 89 CRE loans, totaling $1.7 billion, are delinquent with respect to debt service.
We have also experienced a decline in our commercial finance assets, as one of our bank loan CLOs was substantially liquidated in 2014 and another liquidated during the second quarter of 2015.  This trend resulted in a substantial decline in our net interest income from bank loans in 2014, which continued into the first nine months of 2015. We began to mitigate this trend by investing in new CLOs and European structured notes in 2014 and expect to recycle additional capital on a limited basis in similar investments during the remainder of 2015.
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
In the past, we also had at our disposal the use of recycled capital within our CLO and CDO structures to make new investments. As of September 30, 2015, our remaining bank loan CLO and two earlier real estate CDOs had ended their reinvestment periods. Additionally, our four most recent securitizations were structured as static pools and, as such, they do not have reinvestment periods. As a result, principal and interest received by these vehicles will be used to pay down their note balances and to provide distributions in accordance with their respective indentures.
As of September 30, 2015, we had allocated our invested equity capital among our targeted asset classes as follows: 69% in CRE assets, 27% in commercial finance assets and 4% in other investments. As of December 31, 2014, we had allocated our invested equity capital as follows: 67% in CRE assets, 29% in commercial finance assets and 4% in other assets. We plan to grow our equity allocation in CRE assets to a minimum 75% level.

(Back to Index)

(Back to Index)

Results of Operations
Our net income allocable to common shares for the three and nine months ended September 30, 2015 was $6.8 million or $0.21 per share-basic ($0.21 per share-diluted) and $(14.8) million or $(0.45) per share basic ($(0.45) per share-diluted), respectively, as compared to net income allocable to common shares of $7.3 million, or $0.23 per share-basic ($0.22 per share-diluted) and $37.1 million or $1.17 per share-basic ($1.15 per share-diluted) for the three and nine months ended September 30, 2014, respectively.
Interest Income
The following tables set forth information relating to our interest income recognized for the periods presented (in thousands, except percentages):

	For the Three Months Ended		For the Three Months Ended
	September 30, 2015		September 30, 2014
	Weighted Average		Weighted Average
	Yield	Balance	Yield	Balance
Interest income:
Interest income from loans:
Residential mortgage loans	4.09%	$98,394	4.93%	$40,276
Bank loans	4.09%	$164,181	4.59%	$550,437
Middle market loans	9.55%	$338,271	8.69%	$146,969
Commercial real estate loans	5.37%	$1,644,900	5.85%	$1,141,540

Interest income from securities:
CMBS-private placement	7.10%	$182,171	5.52%	$207,677
ABS	14.07%	$48,308	10.84%	$60,416
Corporate bonds	5.14%	$2,455	5.79%	$2,792
RMBS	5.64%	$2,304	4.01%	$32,841

Preference payments on structured notes	14.62%	$22,275	14.47%	$43,824

	For the Nine Months Ended		For the Nine Months Ended
	September 30, 2015		September 30, 2014
	Weighted Average		Weighted Average
	Yield	Balance	Yield	Balance
Interest income:
Interest income from loans:
Residential mortgage loans	5.18%	$84,970	4.72%	$26,408
Bank loans	4.49%	$248,518	4.55%	$555,014
Middle market loans	9.68%	$300,411	8.82%	$98,557
Commercial real estate loans	5.41%	$1,532,849	6.11%	$1,029,450

Interest income from securities:
CMBS-private placement	5.62%	$189,267	5.86%	$213,208
ABS	15.74%	$51,301	8.11%	$42,281
Corporate bonds	5.14%	$2,455	7.49%	$2,763
RMBS	4.14%	$13,374	4.79%	$11,190

Preference payments on structured notes	14.03%	$24,830	19.27%	$36,562

(Back to Index)

(Back to Index)

The following tables summarize interest income for the periods indicated (in thousands, except percentages):

Type of Security	Weighted Average Coupon Interest	Unamortized (Discount) Premium	Net Amortization/ Accretion	Interest Income	Fee Income	Total
For the Three Months Ended September 30, 2015:
Residential mortgage Loans	—%	$—	$(2)	$1,007	$—	$1,005
Bank loans	3.73%	$(424)	107	1,667	52	1,826
Middle market loans	9.44%	$(477)	42	8,159	52	8,253
Commercial real estate loans	5.04%	$(9,071)	11	22,109	298	22,418
Total interest income from loans			158	32,942	402	33,502
CMBS-private placement	5.22%	$(1,379)	826	2,402	—	3,228
ABS	13.26%	$(629)	53	1,533	—	1,586
Corporate bonds	4.88%	$(35)	2	30	—	32
RMBS	5.22%	$27	(2)	22	—	20
Total interest income from securities			879	3,987	—	4,866
Direct Financing Leases	N/A	N/A	—	(8)	—	(8)
Total interest income from leasing			—	(8)	—	(8)
Preference payments on structured notes	N/A	N/A	—	803	—	803
Other	N/A	N/A	—	165	—	165
Total interest income - other			—	968	—	968
Total interest income			$1,037	$37,889	$402	$39,328

For the Three Months Ended September 30, 2014:
Residential mortgage loans	—%	$—	$—	$497	$—	$497
Bank loans	3.85%	$(1,465)	706	5,832	143	6,681
Middle market loans	8.53%	(284)	10	3,203	51	3,264
Commercial real estate loans	5.52%	$(5,573)	10	16,039	535	16,584
Total interest income from loans			726	25,571	729	27,026
CMBS-private placement	3.91%	$(3,609)	880	2,132	—	3,012
ABS	9.79%	$(2,431)	162	1,621	—	1,783
Corporate bonds	5.49%	$(42)	2	38	—	40
RMBS	3.59%	$(1,876)	—	333	—	333
Total interest income from securities			1,044	4,124	—	5,168
Preference payments on structured notes	N/A	N/A	—	1,586	—	1,586
Other	N/A	N/A	—	61	—	61
Total interest income - other			—	1,647	—	1,647
Total interest income			$1,770	$31,342	$729	$33,841

(Back to Index)

(Back to Index)

Type of Security	Weighted Average Coupon Interest	Unamortized (Discount) Premium	Net Amortization/ Accretion	Interest Income	Fee Income	Total
For the Nine Months Ended September 30, 2015:
Residential mortgage loans	—%	$—	$(54)	$3,355	$—	$3,301
Bank loans	3.77%	$(424)	551	7,387	443	8,381
Middle market loans	9.41%	$(477)	72	21,442	547	22,061
Commercial real estate loans	5.14%	$(9,071)	31	61,099	1,051	62,181
Total interest income from loans			600	93,283	2,041	95,924
CMBS-private placement	5.08%	$(1,379)	762	7,293	—	8,055
ABS	14.39%	$(629)	270	5,655	—	5,925
Corporate bonds	4.88%	$(35)	5	90	—	95
RMBS	4.48%	$27	(36)	379	—	343
Total interest income from securities			1,001	13,417	—	14,418
Direct Financing Leases	N/A	N/A	—	250	—	250
Total interest income from leasing			—	250	—	250
Preference payments on structured notes	N/A	N/A	—	2,613	—	2,613
Other	N/A	N/A	—	306	—	306
Total interest income - other			—	2,919	—	2,919
Total interest income			$1,601	$109,869	$2,041	$113,511

For the Nine Months Ended September 30, 2014:
Residential mortgage loans	—%	$—	$—	$934	$—	$934
Bank loans	3.88%	$(1,465)	1,973	16,891	533	19,397
Middle market loans	8.48%	$(284)	29	6,334	226	6,589
Commercial real estate loans	5.56%	$(5,573)	29	43,968	2,557	46,554
Total interest income from loans			2,031	68,127	3,316	73,474
CMBS-private placement	3.88%	$(3,609)	2,104	7,336	—	9,440
ABS	6.11%	$(2,431)	487	2,081	—	2,568
Corporate bonds	6.26%	$(42)	25	130	—	155
RMBS	3.59%	$(1,876)	—	400	—	400
Total interest income from securities			2,616	9,947	—	12,563
Preference payments on structured notes	N/A	N/A	—	5,284	—	5,284
Other	N/A	N/A	—	197	—	197
Total interest income - other			—	5,481	—	5,481
Total interest income			$4,647	$83,555	$3,316	$91,518

(Back to Index)

(Back to Index)

	For the Three Months Ended
	September 30,
	2015	2014	Dollar Change	Percent Change
Interest income:
Interest income from loans:
Residential mortgage loans	$1,005	$497	$508	102%
Bank loans	1,826	6,681	(4,855)	(73)%
Middle market loans	8,253	3,264	4,989	153%
Commercial real estate loans	22,418	16,584	5,834	35%
Total interest income from loans	33,502	27,026	6,476	24%

Interest income from securities:
CMBS-private placement	3,228	3,012	216	7%
ABS	1,586	1,783	(197)	(11)%
Corporate bonds	32	40	(8)	(20)%
RMBS	20	333	(313)	(94)%
Total interest income from securities	4,866	5,168	(302)	(6)%

Interest income from leasing:
Direct financing leases	(8)	—	(8)	(100)%
Total interest income from leasing	(8)	—	(8)	(100)%

Interest income - other:
Preference payments on structured notes	803	1,586	(783)	(49)%
Temporary investment in over-night repurchase agreements	165	61	104	170%
Total interest income - other	968	1,647	(679)	(41)%
Total interest income	$39,328	$33,841	$5,487	16%

(Back to Index)

(Back to Index)

	For the Nine Months Ended
	September 30,
	2015	2014	Dollar Change	Percent Change
Interest income:
Interest income from loans:
Residential mortgage loans	$3,301	$934	$2,367	253%
Bank loans	8,381	19,397	(11,016)	(57)%
Middle market loans	22,061	6,589	15,472	235%
Commercial real estate loans	62,181	46,554	15,627	34%
Total interest income from loans	95,924	73,474	22,450	31%

Interest income from securities:
CMBS-private placement	8,055	9,440	(1,385)	(15)%
ABS	5,925	2,568	3,357	131%
Corporate bonds	95	155	(60)	(39)%
RMBS	343	400	(57)	(14)%
Total interest income from securities	14,418	12,563	1,855	15%

Interest income from leasing:
Direct financing leases	250	—	250	100%
Total interest income from leasing	250	—	250	100%

Interest income - other:
Preference payments on structured notes	2,613	5,284	(2,671)	(51)%
Temporary investment in over-night repurchase agreements	306	197	109	55%
Total interest income - other	2,919	5,481	(2,562)	(47)%
Total interest income	$113,511	$91,518	$21,993	24%
Three and Nine Months Ended September 30, 2015 as compared to Three and Nine Months Ended September 30, 2014
Aggregate interest income increased $5.5 million (16%) and $22.0 million (24%) to $39.3 million and $113.5 million for the three and nine months ended September 30, 2015, respectively, from $33.8 million and $91.5 million for the three and nine months ended September 30, 2014, respectively. We attribute these changes to the following:
Interest Income from Loans
Bank loans. The weighted average loan balance of our bank loan portfolio decreased by $386.3 million and $306.5 million to $164.2 million and $248.5 million for the three and nine months ended September 30, 2015, respectively, principally due to three of our CLOs, Apidos CDO I, Ltd. (“Apidos CDO I”), Moselle CLO S.A. ("Moselle CLO"), and Apidos CDO III, Ltd. (“Apidos CDO III”) liquidating in October 2014, December 2014 and June 2015, respectively. Additionally, the remaining CLO, Apidos Cinco CDO, Ltd. (“Apidos Cinco CDO”), had matured and reached the end of its reinvestment period in early 2014, and, as a result, we use any principal collected to pay down notes instead of reinvesting in new assets. The change in the weighted average yield from 4.59% and 4.55% to 4.09% and 4.49% for the three and nine months ended September 30, 2015 as compared to the three and nine months ended September 30, 2014, respectively, was primarily the result of the liquidation of Apidos CDO I in 2014 and liquidation of Apidos CDO III in June 2015.

(Back to Index)

(Back to Index)

Middle market loans. Through focused efforts to increase the investment in our middle market lending business, the portfolio grew from a weighted average balance of $147.0 million and $98.6 million for the three and nine months ended September 30, 2014, respectively, to a weighted average balance of $338.3 million and $300.4 million for the three and nine months ended September 30, 2015, respectively. Through strategic funding of new middle market loans, the weighted average yield on investments increased from 8.69% and 8.82% for the three and nine months ended September 30, 2014, respectively, to 9.55% and 9.68% for the three and nine months ended September 30, 2015, respectively.
Commercial real estate loans. Interest income on CRE loans increased $5.8 million and $15.6 million to $22.4 million and $62.2 million for the three and nine months ended September 30, 2015, respectively, as compared to $16.6 million and $46.6 million for the three and nine months ended September 30, 2014, respectively, due primarily to an increase in the weighted average balance of loans from $1.1 billion and $1.0 billion to $1.6 billion and $1.5 billion, the income derived from the increase in loans was partially offset by a decrease in the weighted average yield from 5.85% and 6.11% to 5.37% and 5.41%, for the three and nine months ended September 30, 2015, respectively. The increase in the weighted average balance of loans is due to our origination of loans for inclusion in our three newest CRE securitizations that closed in July 2014, February 2015 and August 2015.
Interest Income from Securities
Asset-Backed Securities, or ABS. Interest income from ABS decreased $197,000 and increased $3.4 million to $1.6 million and $5.9 million for the three and nine months ended September 30, 2015, respectively, as compared to $1.8 million and $2.6 million for the three and nine months ended September 30, 2014, respectively. The nine month increase is primarily due to the acquisitions of structured asset-backed securities by our consolidated variable interest entities, RCM Global, LLC, or RCM Global, and Pelium Capital Partners, L.P., or Pelium Capital, which significantly contributed to the increase in the weighted average balance of the ABS portfolio from $60.4 million and $42.3 million to $48.3 million and $51.3 million for the three and nine months ended September 30, 2015, respectively. These purchases also increased the weighted average yield of our ABS portfolio from 10.84% and 8.11% to 14.07% and 15.74% in three and nine months ended September 30, 2015, as these securities are higher-yielding, foreign-currency denominated CLO mezzanine and equity debt securities purchased at significant discounts to par.
Interest income - other.  Interest income - other decreased $679,000 and $2.6 million to $1.0 million and $2.9 million for the three and nine months ended September 30, 2015, respectively as compared to $1.6 million and $5.5 million for the three and nine months ended September 30, 2014, respectively. The decrease is related to the decline in interest income which resulted from sales of our investment securities available for sale in August and September 2015, partially offset by the income earned on our investment in ZWH4, LLC ("ZAIS") in 2015.
Interest Expense
The following tables set forth information relating to our interest expense incurred for the periods presented by asset class (in thousands, except percentages):

	For the Three Months Ended		For the Three Months Ended
	September 30, 2015		September 30, 2014
	Weighted Average		Weighted Average
	Cost of Funds	Balance	Cost of Funds	Balance
Interest expense:
Residential mortgage loans	3.25%	$87,572	4.52%	$29,349
Bank loans	0.98%	$179,371	1.19%	$543,078
Middle market loans	3.13%	$155,130	3.72%	$794
Commercial real estate loans	2.53%	$1,095,272	2.76%	$704,696
CMBS-private placement	1.58%	$81,056	1.47%	$46,810
RMBS	—%	$—	1.51%	$22,867
Hedging instruments	6.65%	$106,747	5.31%	$120,862
Securitized borrowings	—%	$5,193	7.85%	$6,379
Convertible senior notes	8.25%	$215,000	7.49%	$115,000
General	5.73%	$51,548	4.59%	$51,548

(Back to Index)

(Back to Index)

	For the Nine Months Ended		For the Nine Months Ended
	September 30, 2015		September 30, 2014
	Weighted Average		Weighted Average
	Cost of Funds	Balance	Cost of Funds	Balance
Interest expense:
Residential mortgage loans	4.14%	$77,615	4.63%	$17,263
Bank loans	1.05%	$255,284	1.12%	$582,123
Middle market loans	3.04%	$134,588	3.58%	$264
Commercial real estate loans	2.36%	$1,018,506	2.58%	$637,146
CMBS-private placement	1.57%	$81,014	1.40%	$47,019
RMBS	5.17%	$8,403	1.5%	$7,790
Hedging instruments	5.75%	$114,926	5.30%	$121,685
Securitized borrowings	4.56%	$5,193	9.16%	$6,379
Convertible senior notes	8.22%	$210,604	7.68%	$115,000
General	5.02%	$51,548	4.59%	$51,548

Type of Security	Coupon Interest	Unamortized Deferred Debt Expense	Net Amortization	Interest Expense	Total
For the Three Months Ended September 30, 2015:
Residential mortgage loans	—%	$—	$—	$711	$711
Bank loans	0.98%	$—	—	451	451
Middle market loans	3.13%	$3,258	233	1,247	1,480
Commercial real estate loans	1.90%	$256	1,713	5,261	6,974
CMBS-private placement	1.57%	$2	—	413	413
RMBS	—%	$—	—	—	—
Hedging	5.37%	$—	—	1,771	1,771
Securitized borrowings	—%	$—	—	(77)	(77)
Convertible senior notes	6.93%	$—	708	3,725	4,433
General	4.24%	$4,381	52	698	750
Total interest expense			$2,706	$14,200	$16,906

For the Three Months Ended September 30, 2014:
Residential mortgage loans	—%	$—	$—	$331	$331
Bank loans	1.01%	$40	195	1,444	1,639
Middle market loans	3.72%	$2,589	37	28	65
Commercial real estate loans	1.73%	$3,422	1,245	3,430	4,675
CMBS-private placement	1.38%	$—	—	176	176
RMBS	1.15%	$—	—	88	88
Hedging	5.08%	$40	—	1,650	1,650
Securitized borrowings	—%	$—	—	125	125
Convertible senior notes	6.00%	$7,021	429	1,725	2,154
General	4.18%	$394	50	555	605
Total interest expense			$1,956	$9,552	$11,508

(Back to Index)

(Back to Index)

Type of Security	Coupon Interest	Unamortized Deferred Debt Expense	Net Amortization	Interest Expense	Total
For the Nine Months Ended September 30, 2015:
Residential mortgage loans	—%	$—	$—	$2,411	$2,411
Bank loans	0.95%	$—	201	1,852	2,053
Middle market loans	3.04%	$3,258	551	3,131	3,682
Commercial real estate loans	1.89%	$256	3,418	14,495	17,913
CMBS-private placement	1.57%	$2	—	1,211	1,211
RMBS	1.17%	$—	—	327	327
Hedging	5.28%	$—	—	4,923	4,923
Securitized borrowings	—%	$—	—	178	178
Convertible senior notes	6.91%	$—	2,068	10,886	12,954
General	4.22%	$4,381	155	1,804	1,959
Total interest expense			$6,393	$41,218	$47,611

For the Nine Months Ended September 30, 2014:
Residential mortgage loans	—%	$—	$—	$600	$600
Bank loans	0.97%	$64	613	4,289	4,902
Middle market loans	3.58%	$2,589	37	28	65
Commercial real estate loans	1.78%	$3,422	2,650	9,286	11,936
CMBS-private placement	1.37%	$—	12	500	512
RMBS	1.15%	$—	—	89	89
Hedging	5.07%	$40	—	4,917	4,917
Securitized borrowings	—%	$—	—	305	305
Convertible senior notes	6.00%	$7,021	1,452	5,175	6,627
General	4.18%	$394	149	1,644	1,793
Total interest expense			$4,913	$26,833	$31,746

	For the Three Months Ended
	September 30,
	2015	2014	Dollar Change	Percent Change
Interest expense:
Residential mortgage loans	$711	$331	$380	115%
Bank loans	451	1,639	(1,188)	(72)%
Middle market loans	1,480	65	1,415	2,177%
Commercial real estate loans	6,974	4,675	2,299	49%
CMBS-private placement	413	176	237	135%
RMBS	—	88	(88)	(100)%
Hedging instruments	1,771	1,650	121	7%
Securitized borrowings	(77)	125	(202)	(162)%
Convertible senior notes	4,433	2,154	2,279	106%
General	750	605	145	24%
Total interest expense	$16,906	$11,508	$5,398	47%

(Back to Index)

(Back to Index)

	For the Nine Months Ended
	September 30,
	2015	2014	Dollar Change	Percent Change
Interest expense:
Residential mortgage loans	$2,411	$600	1,811	302%
Bank loans	2,053	4,902	(2,849)	(58)%
Middle market loans	3,682	65	3,617	5,565%
Commercial real estate loans	17,913	11,936	5,977	50%
CMBS-private placement	1,211	512	699	137%
RMBS	327	89	238	267%
Hedging instruments	4,923	4,917	6	—%
Securitized borrowings	178	305	(127)	(42)%
Convertible senior notes	12,954	6,627	6,327	95%
General	1,959	1,793	166	9%
Total interest expense	$47,611	$31,746	$15,865	50%
Three and Nine Months Ended September 30, 2015 as compared to Three and Nine Months Ended September 30, 2014
Aggregate interest expense increased $5.4 million and $15.9 million to $16.9 million and $47.6 million for the three and nine months ended September 30, 2015, respectively, as compared to $11.5 million and $31.7 million for the three and nine months ended September 30, 2014, respectively. We attribute this increase to the following:
Bank loans. Interest expense on bank loans decreased $1.2 million and $2.8 million to $451,000 and $2.1 million for the three and nine months ended September 30, 2015, respectively as compared to $1.6 million and $4.9 million for the three and nine months ended September 30, 2014, respectively. This was primarily due to a decrease in the weighted average note balance outstanding from $543.1 million and $582.1 million for the three and nine months ended September 30, 2014, respectively, to $179.4 million and $255.3 million for the three and nine months ended September 30, 2015, respectively, in our bank loan CLOs due to the call and liquidation of Apidos CDO I in October 2014, Moselle CLO in December 2014 and Apidos CDO III in June 2015, which resulted in the paydown of all of their outstanding notes. In addition Apidos Cinco CDO reached the end of its reinvestment period in May 2014 and, as a result, principal received from its collateral is being used to pay down the principal amounts of the notes.
Middle market loans. In September 2014, we closed on a senior revolving debt facility for our new middle market loan portfolio comprised of direct originations and syndicated loans. Interest expense on middle market loans increased $1.4 million and $3.6 million to $1.5 million and $3.7 million for the three and nine months ended September 30, 2015, respectively, as compared to $ $65,000 and $65,000 for the three and nine months ended September 30, 2014, respectively. The facility had a weighted average balance of $155.1 million and $134.6 million with a weighted average cost of funds of 3.13% and 3.04% during the three and nine months ended September 30, 2015, respectively, as compared to weighted average balance of $794,000 and $264,000 with a weighted average cost of funds of 3.72% and 3.58% during the three and nine months ended September 30, 2014, respectively. The increase in interest expense and weighted average balance is primarily a result of strategic borrowings to fund growth on the middle market platform. The decrease in cost of funds is attributable to borrowings at a more favorable LIBOR rate compared to a rate tied to the prime lending rate. As of September 30, 2015, we had approximately $162.0 million outstanding on this facility. As we focus on the middle market platform and its lending capabilities, we expect to modestly expand our use of this facility through the balance of 2015.
Commercial real estate loans. Interest expense on CRE loans increased $2.3 million and $6.0 million to $7.0 million and $17.9 million for the three and nine months ended September 30, 2015, respectively, as compared to $4.7 million and $11.9 million for the three and nine months ended September 30, 2014, respectively. This was primarily from increased borrowings from the consolidation of Resource Capital Corp. 2014-CRE2, or RCC 2014-CRE2, a securitization that closed in July 2014, as well as the consolidation of Resource Capital Corp. 2015-CRE3, or RCC 2015-CRE3, a securitization tha closed in February 2015 and the consolidation of Resource Capital Corp. 2015-CRE4, or RCC 2015-CRE4, a securitization that closed in August 2015. There was also an adjustment to accelerate deferred debt issuance costs related to the paydown of notes in RCC CRE Notes 2013. These increases were partially offset by senior note paydowns in Resource Real Estate Funding CDO 2006-1, or RREF CDO 2006-1, Resource Real Estate Funding CDO 2007-1, or RREF CDO 2007-1, and Resource Capital Corp. CRE Notes 2013, Ltd., or RCC CRE Notes 2013 as the underlying collateral paid down or paid off.

(Back to Index)

(Back to Index)

Convertible senior notes. Interest expense on convertible senior notes increased $2.3 million and $6.3 million to $4.4 million and $13.0 million for the three and nine months ended September 30, 2015 as compared to $2.2 million and $6.6 million for the three and nine months ended September 30, 2014. The current year interest expense includes interest expense taken on our $100.0 million (at par) 8% Convertible Senior Notes, which we issued in January 2015.
Revenue
The following table sets forth information relating to our revenue incurred for the periods presented (in thousands):

	For the Three Months Ended
	September 30,
	2015	2014	Dollar Change	Percent Change
Revenue:
Rental income	$—	$1,118	$(1,118)	(100)%
Dividend income	17	16	1	6%
Fee income	1,266	2,344	(1,078)	(46)%
Total revenue	$1,283	$3,478	$(2,195)	(63)%

	For the Nine Months Ended
	September 30,
	2015	2014	Dollar Change	Percent Change
Revenue:
Rental income	$—	$7,777	$(7,777)	(100)%
Dividend income	50	169	(119)	(70)%
Fee income	6,317	7,166	(849)	(12)%
Total revenue	$6,367	$15,112	$(8,745)	(58)%
Three and Nine Months Ended September 30, 2015 as compared to Three and Nine Months Ended September 30, 2014
Rental income. There was no rental income for the three and nine months ended September 30, 2015. All of our rental properties were sold during 2014. We do not hold any investments in commercial real estate as of September 30, 2015.
Fee income. Fee income decreased $1.1 million and $849,000 to $1.3 million and $6.3 million for the three and nine months ended September 30, 2015. This decrease relates to a mortgage servicing rights valuation allowance on income from our mortgage servicing rights portfolio and its corresponding amortization. In addition, there is a decrease in income from the run-off of managed assets related to our investment in Resource Capital Asset Management, or RCAM, which holds asset-based, management contracts that entitle us to collect senior, subordinated, and incentive fees related to three CLO issuers.

(Back to Index)

(Back to Index)

Operating Expenses
The following table sets forth information relating to our operating expenses incurred for the periods presented (in thousands):

	For the Three Months Ended
	September 30,
	2015	2014	Dollar Change	Percent Change
Operating expenses:
Management fees − related party	$3,252	$3,606	$(354)	(10)%
Equity compensation − related party	(225)	798	(1,023)	(128)%
Rental operating expense	—	695	(695)	(100)%
Lease operating	(33)	—	(33)	(100)%
General and administrative - Corporate	4,372	3,716	656	18%
General and administrative - PCM	6,966	4,631	2,335	50%
Depreciation and amortization	628	562	66	12%
Provision (recovery) for loan losses	1,034	1,439	(405)	(28)%
Total operating expenses	$15,994	$15,447	$547	4%

	For the Nine Months Ended
	September 30,
	2015	2014	Dollar Change	Percent Change
Operating expenses:
Management fees − related party	$10,312	$10,000	$312	3%
Equity compensation − related party	1,561	4,497	(2,936)	(65)%
Rental operating expense	6	5,168	(5,162)	(100)%
Lease operating	14	—	14	100%
General and administrative - Corporate	13,222	11,305	1,917	17%
General and administrative - PCM	20,767	12,196	8,571	70%
Depreciation and amortization	1,814	2,158	(344)	(16)%
Net impairment losses recognized in earnings	59	—	59	100%
Provision (recovery) for loan losses	43,834	(1,739)	45,573	2,621%
Total operating expenses	$91,589	$43,585	$48,004	110%
Three and Nine Months Ended September 30, 2015 as compared to Three and Nine Months Ended September 30, 2014
Management fees − related party. Management fees-related party decreased $354,000 and increased $312,000 to $3.3 million and $10.3 million for the three and nine months ended September 30, 2015 as compared to $3.6 million and $10.0 million for the three and nine months ended September 30, 2014. This expense represents compensation in the form of base management fees and incentive management fees pursuant to our management agreement as well as fees to the manager of our structured note portfolio. The changes are described below:

•
Base management fees decreased by $355,000 and increased by $312,000 for the three and nine months ended September 30, 2015. The decrease for the three months was due to decreased stockholders' equity, a component in the formula by which base management fees are calculated, primarily as a result of our repurchase of approximately 3.5% of our outstanding shares as part of the Board authorized $50.0 million repurchase plan. The increase for the nine months was due to an increase in stockholders' equity as a result of the receipt of $30.6 million of proceeds from sales of common stock through our Dividend Reinvestment and Stock Purchase Plan, or DRIP, from January 1, 2014 through September 30, 2015. In addition, we issued approximately 388,000 shares, 2.3 million shares and 4.8 million shares of Series A preferred stock, Series B preferred stock, and Series C preferred stock, respectively, from January 1, 2014 through March 31, 2015, for which we received $175.8 million of proceeds.

(Back to Index)

(Back to Index)

•
Incentive management fees are based upon the excess of adjusted operating earnings, as defined in the management agreement, over a variable base rate. There were no fees paid for the three or nine months ended September 30, 2015 or the three or nine months ended September 30, 2014.

•
An oversight management fee is a quarterly fee paid to Resource America to reimburse it for additional costs incurred related to our life care business, Long Term Care Conversion Funding, established for the purpose of originating and acquiring life settlement contracts. The initial agreement was provided for an annual fee of $550,000, with a two year term. We began reimbursing Resource America for these costs in 2013. In 2015, the agreement was renewed for another two year term. The oversight management fee was approximately $138,000 and $411,000 for the three and nine months ended September 30, 2015 as compared to $139,000 and $411,000 for the same period last year.

Equity compensation - related party. Equity compensation - related party decreased $1.0 million and $2.9 million to $(225,000) and $1.6 million for the three and nine months ended September 30, 2015 as compared to $798,000 and $4.5 million for the three and nine months ended September 30, 2014, respectively. These expenses relate to the amortization of annual grants of restricted common stock to our non-employee independent directors, and annual and discretionary grants of restricted stock to employees of Resource America who provide investment management services to us through our Manager as well as employees through our recently acquired residential mortgage company subsidiary. The decrease in equity compensation expense was primarily attributable to a decrease in our stock price, which directly impacts our quarterly measurement of compensation expense.
Rental operating expense. Rental operating expense decreased $695,000 and $5.2 million to $0 and $6,000 for the three and nine months ended September 30, 2015, respectively, as compared to $695,000 and $5.2 million for the three and nine months ended September 30, 2014, respectively. This decrease in expenses is due to the sale of all of our remaining properties in 2014. We held no investments in commercial real estate as of September 30, 2015.
General and administrative expense - Corporate. General and administrative expense - Corporate increased $656,000 and $1.9 million to $4.4 million and $13.2 million for the three and nine months ended September 30, 2015, respectively, as compared to $3.7 million and $11.3 million for the three and nine months ended September 30, 2014, respectively. This increase in expenses is primarily related to an increase in overall payroll costs year over year due to increased headcount, as well as legal expenses incurred pertaining to sale negotiations of one of our CRE loans.
General and administrative expense - PCM. General and administrative expense - PCM increased $2.3 million and $8.6 million to $7.0 million and $20.8 million for the three and nine months ended September 30, 2015, respectively, as compared to $4.6 million and $12.2 million for the three and nine months ended September 30, 2014, respectively. The increase reflects increased professional services and increased compensation costs to support PCM's geographic expansion during the three and nine months ended September 30, 2015. In 2015, PCM acquired licenses to operate in four additional states, California, Kansas, New Hampshire and Rhode Island, with a license application currently pending in New York.
Depreciation and amortization. Depreciation and amortization increased $66,000 and decreased $344,000 to $628,000 and $1.8 million for the three and nine months ended September 30, 2015, respectively, as compared to $562,000 and $2.2 million for the three and nine months ended September 30, 2014, respectively. The increase for the three months ended September 30, 2015 was due to PCM fixed asset acquisitions and subsequent depreciation as part of their continued expansion. The decrease for the nine months ended September 30, 2015 was primarily the result of the sale of all of our investment properties during 2014. We held no investments in commercial real estate during the three and nine months ended September 30, 2015.

(Back to Index)

(Back to Index)

Provision for loan losses. Provision for loan losses decreased $405,000 and increased $45.6 million to a provision of $1.0 million and $43.8 million for the three and nine months ended September 30, 2015 as compared to a a provision of $1.4 million and a benefit of $1.7 million for the three and nine months ended September 30, 2014. The following table summarizes the information relating to our provision for loan losses for the periods presented (in thousands):

	For the Three Months Ended
	September 30,
	2015	2014	Dollar Change	Percent Change
CRE loan portfolio	$(47)	$803	$(850)	(106)%
Bank loan portfolio	178	441	(263)	(60)%
Middle market loan portfolio	903	(15)	918	6,120%
Residential mortgage loans	—	(26)	26	100%
Loan receivable-related party	—	236	(236)	(100)%
Total provision for loan losses	$1,034	$1,439	$(405)	(28)%

	For the Nine Months Ended
	September 30,
	2015	2014	Dollar Change	Percent Change
CRE loan portfolio	$38,025	$(3,708)	$41,733	1,125%
Bank loan portfolio	1,912	983	929	95%
Middle market loan portfolio	4,223	50	4,173	8,346%
Residential mortgage loans	(110)	—	(110)	(100)%
Loan receivable-related party	(216)	936	(1,152)	(123)%
Total provision for loan losses	$43,834	$(1,739)	$45,573	2,621%
CRE loan portfolio provision - The CRE loan specific provision decreased $850,000 and increased $41.7 million for the three and nine months ended September 30, 2015. During the three months ended, we recorded a partial recovery of $47,000 on a previously reserved loan. During the nine months ended September 30, 2015, we recorded an allowance for loan loss on a subordinated mezzanine loan position that was acquired in 2007. The outstanding loan balance of $38.1 million was fully reserved and associated accrued interest of $3.0 million was reversed against interest income, for a total charge to operations of $41.1 million. The loan was originally supported by a portfolio of luxury brand hotel properties. The remaining properties were located in or near San Juan, Puerto Rico and recent economic and credit disruptions in Puerto Rico resulted in events that caused us to determine the loan was impaired and required a full reserve in June 2015.
Bank loan portfolio provision - The bank loan provision decreased by $263,000 and increased $929,000 for the three and nine months ended September 30, 2015. The principal reason for the decrease in provision for the three months ended September 30, 2015 was the sale of one loan in the first quarter of 2015  that was specifically reserved for in the prior year .  The increase in provision for the nine months ended September 30, 2015 was the recognition of additional general reserves of approximately $740,000 on two additional credits that defaulted in March and June of 2015.  Additionally, we recognized losses on positions that were subsequently sold in October 2015.  We record all such losses as an adjustment to the allowance for loan and lease losses, effectively increasing the provision for loan and lease losses.
Middle market loan portfolio provision - The middle market loan provision increased by $918,000 and $4.2 million for the three and nine months ended September 30, 2015 due to a specific reserve taken on one position related to the oil industry due to its decline in credit quality. There was no provision on the middle market loans for the three or nine months ended September 30, 2014.
Loan receivable-related party provision - The loan receivable - related party provision decreased by $236,000 and $1.2 million for the three and nine months ended September 30, 2015 due to a recovery on losses that were previously recognized when we assumed lease collateral as payment in full of our related party loan in the fourth quarter of 2014.

(Back to Index)

(Back to Index)

Other Income (Expense)
The following table sets forth information relating to our other income (expense) incurred for the periods presented (in thousands):

	For the Three Months Ended
	September 30,
	2015	2014	Dollar Change	Percent Change
Other Income (Expense):
Equity in earnings of unconsolidated subsidiaries	$334	$887	$(553)	(62)%
Net realized and unrealized gain (loss) on sales of investment securities available-for-sale and loans and derivatives	5,812	4,226	1,586	38%
Net realized and unrealized gain (loss) on investment securities, trading	(580)	376	(956)	(254)%
Unrealized gain (loss) and net interest income on linked transactions, net	—	177	(177)	(100)%
(Loss) on reissuance/gain on extinguishment of debt	(332)	(1,867)	1,535	82%
(Loss) gain on sale of real estate	(19)	(69)	50	72%
Total other income (expense)	$5,215	$3,730	$1,485	40%

	For the Nine Months Ended
	September 30,
	2015	2014	Dollar Change	Percent Change
Other Income (Expense):
Equity in earnings of unconsolidated subsidiaries	$1,702	$4,663	$(2,961)	(63)%
Net realized and unrealized gain (loss) on sales of investment securities available-for-sale and loans and derivatives	29,980	7,962	22,018	277%
Net realized and unrealized gain (loss) on investment securities, trading	1,773	(1,834)	3,607	197%
Unrealized gain (loss) and net interest income on linked transactions, net	235	7,494	(7,259)	(97)%
(Loss) on reissuance/gain on extinguishment of debt	(1,403)	(2,469)	1,066	(43)%
(Loss) gain on sale of real estate	(19)	2,973	(2,992)	(101)%
Other income (expense)	—	(1,262)	1,262	100%
Total other income (expense)	$32,268	$17,527	$14,741	84%
Three and Nine Months Ended September 30, 2015 as compared to Three and Nine Months Ended September 30, 2014
Equity in earnings of unconsolidated subsidiaries. Equity in earnings of unconsolidated subsidiaries decreased $553,000 and $3.0 million to $334,000 and $1.7 million for the three and nine months ended September 30, 2015 as compared to $887,000 and $4.7 million for the three and nine months ended September 30, 2014, respectively. This decrease in earnings was primarily related to the properties in which we owned equity interests in a real estate joint venture. We recognized $866,000 from the sale of a property during the second quarter of 2014. We did not recognize any income from this joint venture in 2015 as all properties were sold during 2014. We also recognized $984,000 of income in our investment in School Lane House during 2014. We did not recognize any income from this investment in 2015 as the investment was sold during 2014. We also saw a substantial decrease in the valuation of our portfolio held through our equity investment, CVC Global Credit Opportunities Fund, L.P. for the three months ended September 30, 2015. This decrease was offset by an increase in income from our investment in Leaf Commercial Capital for the quarter.

(Back to Index)

(Back to Index)

Net realized and unrealized gain (loss) on sales of investment securities available-for-sale and loans. Net realized and unrealized gain (loss) on investment securities available-for-sale and loans increased $1.6 million and $22.0 million to $5.8 million and $30.0 million for the three and nine months ended September 30, 2015 as compared to $4.2 million and $8.0 million for the three and nine months ended September 30, 2014. This increase is primarily related to the net gain on the sale and settlement of certain securities in the partial liquidation of our RCM Global portfolio, realized gains on foreign exchange transactions from the settlement of related derivative contracts, unrealized gains on foreign exchange transactions due to a strengthening euro and unrealized gains on interest rate lock commitments on our residential loan portfolio. These gains were offset by additional provisions for temporary impairment on PCM's mortgage servicing rights portfolio caused by a change in market interest rate assumptions compounded by a softer than expected residential mortgage loan funding pipeline.
Net realized and unrealized (loss) gain on investment securities, trading. Net realized and unrealized (loss) gain on investment securities, trading decreased $956,000 and increased $3.6 million to losses of $580,000 and a gain of $1.8 million during the three and nine months ended September 30, 2015 as compared to a gain of $376,000 and losses $1.8 million for the three and nine months ended September 30, 2014. The decrease for the three months ended September 30, 2015 is due to a decrease in the valuation of the trading securities held by Pelium Capital, our consolidated subsidiary that invests in structured securities. The increase for the nine months ended September 30, 2015 is primarily related to the unrealized and realized gains recognized by Pelium Capital in the first two quarters of 2015 from the sale of securities. We did not make an investment in Pelium Capital until September 2014, and, therefore, had no such income during the three and nine months ended September 30, 2014.
Unrealized gain (loss) and net interest income on linked transactions, net. Unrealized gain (loss) and net interest income on linked transactions, net, decreased $177,000 and $7.3 million to $0 and $235,000 for the three and nine months ended September 30, 2015 as compared to $177,000 and $7.5 million for the three and nine months ended September 30, 2014. The amounts were related to our CMBS securities that were purchased with repurchase agreements with the same counterparty from whom the securities were purchased. These transactions were entered into contemporaneously or in contemplation of each other and were presumed not to meet sale accounting criteria. We accounted for these transactions on a net basis and recorded a forward purchase commitment to purchase securities (each, a “linked transaction”) at fair value. Due to a change in accounting guidance, as of January 1, 2015, the concept of linked transactions no longer exists.
Loss on reissuance/gain on extinguishment of debt. Loss on reissuance/gain on extinguishment of debt decreased $1.5 million and $1.1 million to losses of $332,000 and $1.4 million for the three and nine months ended September 30, 2015 as compared to losses of $1.9 million and $2.5 million for the three and nine months ended September 30, 2014. The transactions that give rise to the recognition of a loss on the reissuance of debt resulted from the reissuance of previously repurchased senior and junior notes in our consolidated variable interest entities in the open market. These senior and junior notes were originally repurchased at discounts to par and represent an opportunity to provide us strategic financing at beneficial rates upon reissuance. At the date these notes were repurchased, a gain, representative of the difference between the repurchase price and the par value of the note, was recognized. Because these same notes were reissued during the three and nine months ended September 30, 2015, at a price less than par, an unrealized loss equal to the difference between the reissued price and the par value of the note was recognized in current earnings.
Other income (expense). There was no other income (expense) for the three and nine months ended September 30, 2015. During the same period in 2014, we recorded a loss on the consolidation of Life Care Funding, LLC ("LCF"), our entity which originates and acquires life settlement contracts, of $1.3 million as a result of our additional investment in and acquisition of a controlling financial interest in the company during the first quarter of 2014.
Financial Condition
Summary.
Our total assets were $2.8 billion at September 30, 2015 as compared to $2.7 billion at December 31, 2014.  The increase in total assets was principally due to the increase in CRE originations and our mortgage servicing rights portfolio, slightly offset by the run-off of assets on Apidos Cinco CDO.
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

(Back to Index)

(Back to Index)

	Amortized Cost	Net Carrying Amount	Percent of Portfolio	Weighted Average Coupon
As of September 30, 2015
Loans Held for Investment:
Commercial real estate loans (1):
Whole loans	$1,603,385	$1,599,371	62.69%	5.21%
B notes	15,964	15,944	0.62%	8.68%
Mezzanine loans	45,387	7,307	0.29%	9.01%
Bank loans (4)	149,633	148,549	5.82%	3.72%
Middle market loans (5)	349,471	345,385	13.54%	9.49%
Residential mortgage loans	2,422	2,422	0.09%	4.44%
	2,166,262	2,118,978	83.05%
Loans held for sale (2):
Bank loans	2,994	2,994	0.12%	1.97%
Residential mortgage loans	113,007	113,007	4.43%	3.90%
	116,001	116,001	4.55%
Investments in Available-for-Sale Securities:
CMBS-private placement	175,167	177,825	6.97%	5.19%
RMBS	2,286	2,320	0.09%	5.19%
ABS	47,110	52,148	2.04%	N/A (3)
Corporate Bonds	2,420	2,307	0.09%	4.88%
	226,983	234,600	9.19%
Investment Securities-Trading:
Structured notes	29,647	25,715	1.01%	N/A (3)
RMBS	—	—	—%	N/A (3)
	29,647	25,715	1.01%
Other (non-interest bearing):
Property held for sale	180	180	0.01%	N/A
Investment in unconsolidated entities	55,858	55,858	2.19%	N/A
	56,038	56,038	2.20%
Total Investment Portfolio	$2,594,931	$2,551,332	100.00%

(Back to Index)

(Back to Index)

	Amortized cost	Net Carrying Amount	Percent of portfolio	Weighted average coupon
As of December 31, 2014
Loans Held for Investment:
Commercial real estate loans (1):
Whole loans	$1,263,592	$1,259,834	52.23%	5.33%
B notes	16,072	16,017	0.66%	8.68%
Mezzanine loans	67,366	67,136	2.78%	7.44%
Bank loans (4)	330,648	330,078	13.69%	3.70%
Middle market loans (5)	250,113	250,113	10.37%	8.35%
Residential mortgage loans	2,802	2,802	0.12%	4.57%
Loans receivable-related party	558	558	0.02%	4.62%
	1,931,151	1,926,538	79.87%
Loans held for sale (2):
Bank loans	282	282	0.01%	3.76%
Residential mortgage loans	113,393	113,393	4.70%	4.04%
	113,675	113,675	4.71%
Investments in Available-for-Sale Securities:
CMBS-private placement	168,669	170,405	7.06%	4.78%
CMBS-linked transactions	14,900	15,367	0.64%	5.44%
RMBS	29,814	30,751	1.28%	3.17%
ABS	55,617	72,157	2.99%	N/A (3)
Corporate Bonds	2,415	2,407	0.10%	4.88%
	271,415	291,087	12.07%
Investment Securities-Trading:
Structured notes	23,319	20,786	0.86%	N/A (3)
RMBS	1,896	—	—%	N/A (3)
	25,215	20,786	0.86%
Other (non-interest bearing):
Property held for sale	180	180	0.01%	N/A
Investment in unconsolidated entities	59,827	59,827	2.48%	N/A
	60,007	60,007	2.49%
Total Investment Portfolio	$2,401,463	$2,412,093	100.00%

(1)
Net carrying amount includes allowance for loan losses of $42.1 million at September 30, 2015, allocated as follows: general allowance: B notes $20,000, mezzanine loans $8,000 and whole loans $1.8 million; specific allowance: mezzanine loans $38.1 million and whole loans $2.2 million. Net carrying amount includes allowance for loan losses of $4.0 million at December 31, 2014, allocated as follows: general allowance: B notes $55,000, mezzanine loans $230,000 and whole loans $3.8 million.

(2)	Loans held for sale are carried at the lower of cost or market. Amortized cost approximates fair value.

(3)	There is no stated rate associated with these securities.

(4)	Net carrying amount includes allowance for loan losses of $1.1 million and $570,000 at September 30, 2015 and December 31, 2014, respectively.

(5)	Net carrying amount includes allowance for loan losses of $4.1 million and $0 at September 30, 2015 and December 31, 2014, respectively.
Commercial Mortgage-Backed Securities-Private Placement.  In the aggregate, we purchased our CMBS portfolio at a net discount to par value.  At September 30, 2015 and December 31, 2014, the remaining discount to be accreted into income over the remaining lives of the securities was $2.3 million and $3.6 million, respectively. At September 30, 2015 and December 31, 2014, the remaining premium to be amortized into income over the remaining lives of the securities was $944,000 and $619,000, respectively. These securities are classified as available-for-sale and, as a result, are carried at their fair value.

(Back to Index)

(Back to Index)

We had no losses included in earnings due to other-than-temporary impairment charges during the three and nine months ended September 30, 2015 and 2014, respectively, on positions that supported our CMBS investments.
Securities classified as available-for-sale have increased on a net basis as of September 30, 2015 as compared to December 31, 2014 primarily due to the change in guidance on CMBS linked transactions and the effect of financial statement reclassification. We perform an on-going review of third-party reports and updated financial data on the underlying property financial information to analyze current and projected loan performance.  Rating agency downgrades are considered with respect to our income approach when determining other-than-temporary impairment and, when inputs are stressed, the resulting projected cash flows reflect a full recovery of principal.
The following table summarizes our CMBS-private placement at fair value (in thousands, except percentages):

	Fair Value at					Fair Value at
	December 31, 2014	Net Purchases	Upgrades/Downgrades	Paydowns	MTM Change Same Ratings	September 30, 2015
Moody's Ratings Category:
Aaa	$37,783	$317	$(746)	$(7,418)	$(2,066)	$27,870
Aa1 through Aa3	5,673	—	(247)	(298)	681	5,809
A1 through A3	10,941	—	5,008	(2,500)	(6,766)	6,683
Baa1 through Baa3	29,938	—	(5,008)	—	(172)	24,758
Ba1 through Ba3	18,371	219	(2,181)	(219)	6,668	22,858
B1 through B3	54,665	—	12,040	(4,000)	(19,169)	43,536
Caa1 through Caa3	15,583	—	(9,859)	(10,053)	15,188	10,859
Ca through C	11,678	—	(36)	(12,555)	1,464	551
Non-Rated	34,378	9,720	1,029	(8,227)	(1,999)	34,901
Total	$219,010	$10,256	$—	$(45,270)	$(6,171)	$177,825

S&P Ratings Category:
AAA	$28,474	$646	$(11,303)	$(7,485)	$(4,745)	$5,587
A+ through A-	7,862	—	—	(2,542)	(75)	5,245
BBB+ through BBB-	29,029	9,391	1,767	(5,000)	(8,013)	27,174
BB+ through BB-	44,029	—	(142)	(4,680)	(2,020)	37,187
B+ through B-	52,644	219	(3,086)	(219)	(543)	49,015
CCC+ through CCC-	27,070	—	1,461	(14,600)	(4,719)	9,212
D	6,073	—	—	(6,955)	1,413	531
Non-Rated	23,829	—	11,303	(3,789)	12,531	43,874
Total	$219,010	$10,256	$—	$(45,270)	$(6,171)	$177,825
Investment Securities, Trading.  The following table summarizes our structured notes and RMBS securities, which are classified as investment securities, trading, and are carried at fair value as follows (in thousands):

	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
As of September 30, 2015:
Structured notes	$26,635	$1,952	$(2,872)	$25,715
RMBS	1,896	—	(1,896)	—
Total	$28,531	$1,952	$(4,768)	$25,715

As of December 31, 2014:
Structured notes	$22,876	$1,098	$(3,188)	$20,786
RMBS	1,896	—	(1,896)	—
Total	$24,772	$1,098	$(5,084)	$20,786

(Back to Index)

(Back to Index)

We sold 19 securities during the nine months ended September 30, 2015, for a realized gain of $1.4 million. We held 50 and 37 investment securities, trading as of September 30, 2015 and December 31, 2014, respectively.
Real Estate Loans.  The following table is a summary of the loans in our commercial real estate loan portfolio as follows (in thousands):

Description	Quantity	Amortized Cost	Contracted Interest Rates	Maturity Dates (3)
As of September 30, 2015:
Whole loans, floating rate (1) (4) (5)	86	$1,603,385	LIBOR plus 1.75% to LIBOR plus 15.00%	October 2015 to February 2019
B notes, fixed rate	1	15,964	8.68%	April 2016
Mezzanine loans, fixed rate (6)	2	45,387	9.01%	September 2016
Total (2)	89	$1,664,736

As of December 31, 2014:
Whole loans, floating rate (1) (4) (5)	73	$1,263,592	LIBOR plus 1.75% to LIBOR plus 15.00%	May 2015 to February 2019
B notes, fixed rate	1	16,072	8.68%	April 2016
Mezzanine loans, floating rate	1	12,558	LIBOR plus 15.32%	April 2016
Mezzanine loans, fixed rate	3	54,808	0.50% to 18.71%	January 2016 to September 2019
Total (2)	78	$1,347,030

(1)
Whole loans had $103.9 million and $105.1 million in unfunded loan commitments as of September 30, 2015 and December 31, 2014, respectively.  These unfunded commitments are advanced as the borrowers formally request additional funding as permitted under the loan agreement and any necessary approvals have been obtained.

(2)	Totals do not include allowance for loan losses of $42.1 million and $4.0 million as of September 30, 2015 and December 31, 2014, respectively.

(3)	Maturity dates do not include possible extension options that may be available to the borrowers.

(4)
Includes two whole loans with a combined $12.0 million mezzanine component that have fixed rates of 12.0%, and two whole loans with a combined $4.2 million mezzanine component that have fixed rates of 15.0%, as of September 30, 2015 and December 31, 2014.

(5)	Includes a $799,000 junior mezzanine tranche of a whole loan that has a fixed rate of 10.0% as of September 30, 2015 and December 31, 2014.

(6)	Contracted interest rates and maturity dates do not include rates or maturity dates associated with one loan with an amortized cost of $38.1 million that was fully reserved as of June 30, 2015.

Bank Loans.  At September 30, 2015, our consolidated securitization, Apidos Cinco CDO, held a total of $147.6 million of bank loans at fair value.  Apidos CDO I and Apidos CDO III, our liquidated CDOs, held a total of $3.0 million of bank loans held for sale. The bank loans held by the securitizations secure the CDO notes they issued and are not available to satisfy the claims of our creditors.  The aggregate fair value of bank loans held decreased by $172.6 million from the fair value at December 31, 2014 due to the liquidation of Apidos III which occurred in June 2015.

(Back to Index)

(Back to Index)

The following table summarizes our bank loan investments for the periods indicated (in thousands):

	As of September 30, 2015		As of December 31, 2014
	Amortized cost	Fair Value (1)	Amortized cost	Fair Value (1)
Moody’s ratings category:
Baa1 through Baa3	$7,507	$7,526	$16,205	$16,056
Ba1 through Ba3	95,316	94,803	173,118	169,207
B1 through B3	43,912	43,056	129,863	126,774
Caa1 through Caa3	1,991	1,627	5,234	4,915
Ca through C	290	46	—	—
No rating provided	3,611	3,525	6,510	6,256
Total	$152,627	$150,583	$330,930	$323,208

S&P ratings category:
BBB+ through BBB-	$21,139	$21,188	$48,582	$48,110
BB+ through BB-	74,156	73,791	139,544	134,434
B+ through B-	49,473	48,446	132,732	131,105
CCC+ through CCC-	3,278	2,876	3,105	3,096
CC+ through CC-	—	—	—	—
C+ through C-	—	—	—	—
D	—	—	459	208
No rating provided	4,581	4,282	6,508	6,255
Total	$152,627	$150,583	$330,930	$323,208

Weighted average rating factor	1,702		1,786

(1)     The bank loan portfolio's fair value is determined using dealer quotes.

The following table provides information as to the lien position and status of our bank loans, at amortized cost (in thousands):

	Apidos I	Apidos III	Apidos Cinco	Total
As of September 30, 2015
Loans held for investment:
First lien loans	$—	$—	$146,651	$146,651
Second lien loans	—	—	2,508	2,508
Third lien loans	—	—	—	—
Defaulted first lien loans	—	—	215	215
Defaulted second lien loans	—	—	259	259
Total	—	—	149,633	149,633
First lien loans held for sale at fair value	153	—	2,841	2,994
Total	$153	$—	$152,474	$152,627

As of December 31, 2014:
Loans held for investment:
First lien loans	$153	$80,196	$245,377	$325,726
Second lien loans	—	—	3,572	3,572
Third lien loans	—	—	—	—
Defaulted first lien loans	—	—	—	—
Defaulted second lien loans	—	971	379	1,350
Total	153	81,167	249,328	330,648
First lien loans held for sale at fair value	—	—	282	$282
Total	$153	$81,167	$249,610	$330,930

(Back to Index)

(Back to Index)

Middle market loans.  At September 30, 2015, Northport TRS, LLC, or Northport LLC, our middle market lending platform, held a total of $344.1 million of middle market loans at fair value. The middle market loan portfolio is held as collateral under the senior secured revolving credit agreement. The aggregate fair value of middle market loans held increased by $96.3 million over the fair value at December 31, 2014. This increase was primarily due to increased originations and purchases of loans in our middle market lending platform.

	As of September 30, 2015		As of December 31, 2014
	Amortized cost	Fair Value	Amortized cost	Fair Value
Moody’s ratings category:
Baa1 through Baa3	$—	$—	$—	$—
Ba1 through Ba3	—	—	—	—
B1 through B3	—	—	—	—
Caa1 through Caa3(1)	46,602	42,067	62,053	60,126
Ca	—	—	—	—
No rating provided(2)	302,869	302,017	188,060	187,655
Total	$349,471	$344,084	$250,113	$247,781

S&P ratings category:
BBB+ through BBB-	$—	$—	$—	$—
BB+ through BB-	—	—	—	—
B+ through B-	—	—	4,959	3,798
CCC+ through CCC-(1)	34,209	33,997	49,665	48,988
CC+ through CC-	—	—	—	—
C+ through C-	—	—	—	—
D			—	—
No rating provided(2)	315,262	310,087	195,489	194,995
Total	$349,471	$344,084	$250,113	$247,781

Weighted average rating factor	624		921

(1)     The middle market loan portfolio's fair value is determined using dealer quotes.
(2)     The middle market loan portfolio's fair value is determined using third party valuations.

The following table provides information as to the lien position and status of middle market loans, at amortized cost (in thousands):

	As of September 30, 2015	As of December 31, 2014
First Lien	$221,961	$149,287
Second Lien	122,554	100,826
First Lien Defaulted	—	—
Second Lien Defaulted	4,956	—
	$349,471	$250,113

Asset-backed securities.  At September 30, 2015, we held a total of $52.1 million of ABS at fair value through Apidos Cinco CDO, RCM Global and RCC Commercial II.  At December 31, 2014, we held a total of $72.2 million of ABS at fair value through Apidos CDO III, Apidos Cinco CDO, RCM Global and RCC Commercial II.  The decrease in total ABS was due to the sale of structured notes in RCM Global that occurred during the three and nine months ended September 30, 2015 as well as the liquidation of Apidos CDO III in June 2015.

(Back to Index)

(Back to Index)

The following table summarizes our ABS at fair value (in thousands):

	As of September 30, 2015		As of December 31, 2014
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Moody’s ratings category:
Aaa	$6,473	$6,990	$6,084	$6,638
Aa1 through Aa3	—	—	3,748	4,168
A1 through A3	—	—	—	—
Baa1 through Baa3	—	—	243	232
Ba1 through Ba3	377	355	774	727
B1 through B3	—	—	—	—
No rating provided	40,260	44,803	44,768	60,392
Total	$47,110	$52,148	$55,617	$72,157

S&P ratings category:
AAA	$6,397	$6,913	$5,169	$5,640
AA+ through AA-	—	—	3,748	4,168
A+ through A-	—	—	—	—
BBB+ through BBB-	—	—	—	—
BB+ through BB-	377	355	774	727
B+ through B-	—	—	243	232
No rating provided	40,336	44,880	45,683	61,390
Total	$47,110	$52,148	$55,617	$72,157

Weighted average rating factor	91		99
Corporate bonds. At September 30, 2015, our consolidated securitization, Apidos Cinco CDO, held a total of $2.3 million of corporate bonds at fair value, which secure the debt issued by this entity.  These investments are held at fair value with any unrealized gain or loss reported in the equity section of the balance sheet. The aggregate fair value of corporate bonds held decreased by $100,000 over those held at December 31, 2014. The decrease was primarily due to increased unrealized losses attributable to market pricing during the nine months ended September 30, 2015.

(Back to Index)

(Back to Index)

The following table summarizes our corporate bonds at fair value (in thousands):

	September 30, 2015		December 31, 2014
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Moody’s ratings category:
B1 through B3	$868	$868	$—	$—
Ca	1,469	1,361	1,458	1,447
Caa1 through Caa3	83	78	957	960
No rating provided	—	—	—	—
Total	$2,420	$2,307	$2,415	$2,407

S&P ratings category:
B+ through B-	$868	$868	$868	$870
CCC+ through CCC-	1,552	1,439	1,547	1,537
D	—	—	—	—
Total	$2,420	$2,307	$2,415	$2,407
Weighted average rating factor	7,512		7,963
Investment in Unconsolidated Entities. The following table shows our investments in unconsolidated entities as of September 30, 2015 and December 31, 2014, and equity in earnings of unconsolidated entities for the three and nine months ended September 30, 2015 and three and nine months ended September 30, 2014 (in thousands):

				Equity in Earnings of Unconsolidated subsidiaries
		Balance as of	Balance as of	For the three months ended	For the nine months ended	For the three months ended	For the nine months ended
	Ownership %	September 30, 2015	December 31, 2014	September 30, 2015	September 30, 2015	September 30, 2014	September 30, 2014
Varde Investment Partners, L.P	7.5%	$654	$654	$—	$—	$—	$(19)
RRE VIP Borrower, LLC (1)	3% to 5%	—	—	—	46	770	2,506
Investment in LCC Preferred Stock	28.4%	40,779	39,416	961	1,362	13	(859)
Investment in CVC Global Credit Opportunities Fund (2)	14.1%	12,877	18,209	(628)	293	47	2,004
Investment in Life Care Funding (3)	60.7%	—	—	—	—	—	(75)
Investment in School Lane House (1)		—	—	1	1	57	1,106
Subtotal		54,310	58,279	334	1,702	887	4,663
Investment in RCT I and II (4)	3.0%	1,548	1,548	(610)	(1,805)	(601)	(1,785)
Investment in Preferred Equity (1) (5)		—	—	—	—	—	410
Total		$55,858	$59,827	$(276)	$(103)	$286	$3,288
(1) Investment in School Lane House, Investment in RRE VIP Borrower and Investment in Preferred Equity were sold or repaid as of December 31, 2014.
(2) In March 2015, we elected a partial redemption of $5.0 million from the fund.
(3) In January 2013, Long Term Care Conversion, Inc. ("LTCC"), invested $2.0 million into LCF for the purpose of originating and acquiring life settlement contracts. In February 2014, we invested an additional $1.4 million which resulted in the consolidation of LCF during the first quarter of 2014. Ownership percentage represents ownership following the additional investment and consolidation.

(4)	For the three and nine months ended September 30, 2015 and 2014, these amounts are recorded in interest expense on our consolidated statements of operations.

(5)	For the three and nine months ended September 30, 2015 and 2014, these amounts are recorded in interest income on loans on our consolidated statements of operations.

(Back to Index)

(Back to Index)

Financing Receivables
The following tables show the allowance for loan losses and recorded investments in loans as of the dates indicated (in thousands):

	Commercial Real Estate Loans	Bank Loans	Middle Market Loans	Residential Mortgage Loans	Loans Receivable-Related Party	Total
As of September 30, 2015:
Allowance for Loan Losses:
Allowance for losses at January 1, 2015	$4,043	$570	$—	$—	$—	$4,613
Provision (recovery) for loan losses	38,025	1,912	4,223	(110)	(216)	43,834
Loans charged-off	—	(1,398)	(137)	110	216	(1,209)
Recoveries	46	—	—	—	—	46
Allowance for losses at September 30, 2015	$42,114	$1,084	$4,086	$—	$—	$47,284
Ending balance:
Individually evaluated for impairment	$40,274	$345	$4,086	$—	$—	$44,705
Collectively evaluated for impairment	$1,840	$739	$—	$—	$—	$2,579
Loans acquired with deteriorated credit quality	$—	$—	$—	$—	$—	$—
Loans:
Ending balance:
Individually evaluated for impairment	$129,078	$474	$349,471	$—	$—	$479,023
Collectively evaluated for impairment	$1,535,658	$149,159	$—	$2,422	$—	$1,687,239
Loans acquired with deteriorated credit quality	$—	$—	$—	$—	$—	$—

As of December 31, 2014:
Allowance for Loan Losses:
Allowance for losses at January 1, 2014	$10,416	$3,391	$—	$—	$—	$13,807
Provision for loan losses	(3,758)	4,173	92	—	1,297	1,804
Loans charged-off	(2,615)	(6,994)	(92)	—	(1,297)	(10,998)
Allowance for losses at December 31, 2014	$4,043	$570	$—	$—	$—	$4,613
Ending balance:
Individually evaluated for impairment	$—	$570	$—	$—	$—	$570
Collectively evaluated for impairment	$4,043	$—	$—	$—	$—	$4,043
Loans acquired with deteriorated credit quality	$—	$—	$—	$—	$—	$—
Loans:
Ending balance:
Individually evaluated for impairment	$166,180	$1,350	$250,113	$—	$1,277	$418,920
Collectively evaluated for impairment	$1,180,850	$329,580	$—	$2,802	$—	$1,513,232
Loans acquired with deteriorated credit quality	$—	$—	$—	$—	$—	$—

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
Credit risk profiles of bank loans were as follows (in thousands):

	Rating 1	Rating 2	Rating 3	Rating 4	Rating 5	Held for Sale	Total
As of September 30, 2015:
Bank loans	$133,727	$10,836	$2,148	$2,448	$474	$2,994	$152,627

As of December 31, 2014:
Bank loans	$291,214	$32,660	$5,424	$—	$1,350	$282	$330,930
All of our bank loans were current with respect to debt service with the exception of two loans with an aggregate amortized cost of $474,000 as of September 30, 2015. As of December 31, 2014, all of our bank loans were current with respect to debt service with the exception of two loans with an aggregate amortized cost of $1.4 million, one of which defaulted as of March 31, 2014 and the other of which defaulted as of September 30, 2014.
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
Credit risk profiles of bank and middle market loans were as follows (in thousands):

	Rating 1	Rating 2	Rating 3	Rating 4	Rating 5	Held for Sale	Total
As of September 30, 2015:
Middle market loans	$52,206	$255,237	$37,072	$—	$4,956	$—	$349,471

As of December 31, 2014:
Middle market loans	$—	$240,245	$9,868	$—	$—	$—	$250,113
As of September 30, 2015, one loan was in default with a risk rating of a 5, the rest of the Company's portfolio is current with respect to debt service. All of the Company’s middle market loans were current with respect to debt service as of December 31, 2014.

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
During the second quarter of 2015, we recorded an allowance for loan loss on a subordinated mezzanine loan position that was acquired in 2007. The outstanding loan balance of $38.1 million was fully reserved and associated accrued interest of $3.0 million was reserved reversed against interest income, for a total charge to operations of $41.1 million. The loan was originally supported by a portfolio of 13 hotel properties, most of which were luxury brand hotels. As of September 30, 2015, of the original 13 hotel properties securing the loan, two properties remain, both of which are located in or near San Juan, Puerto Rico.
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
Credit risk profiles of commercial real estate loans were as follows (in thousands):

	Rating 1	Rating 2	Rating 3	Rating 4	Held for Sale	Total
As of September 30, 2015:
Whole loans	$1,568,683	$32,500	$—	$2,202	$—	$1,603,385
B notes	15,964	—	—	—	—	15,964
Mezzanine loans	7,315	—	—	38,072	—	45,387
	$1,591,962	$32,500	$—	$40,274	$—	$1,664,736

As of December 31, 2014:
Whole loans	$1,231,092	$32,500	$—	$—	$—	$1,263,592
B notes	16,072	—	—	—	—	16,072
Mezzanine loans	45,432	21,934	—	—	—	67,366
	$1,292,596	$54,434	$—	$—	$—	$1,347,030
We had no delinquent commercial real estate loans as of September 30, 2015 and December 31, 2014.

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
Loans Receivable - Related Party
We recorded a recovery on loan losses of $216,000 during the nine months ended September 30, 2015 for a provision recorded during the year ended December 31, 2014. During the year ended December 31, 2014, we recorded a provision for loan losses on one related-party loan of $1.3 million before extinguishing the loan and bringing direct financing leases in the amount of $2.1 million on the our books in lieu of cash settlement of the loan receivable.
Loan Portfolios Aging Analysis
The following table shows the loan portfolio aging analysis as of the dates indicated at cost basis (in thousands):

	30-59 Days	60-89 Days	Greater than 90 Days	Total Past Due	Current (3)	Total Loans Receivable	Total Loans > 90 Days and Accruing
As of September 30, 2015:
Whole loans	$—	$—	$—	$—	$1,603,385	$1,603,385	$—
B notes	—	—	—	—	15,964	15,964	—
Mezzanine loans	—	—	—	—	45,387	45,387	—
Bank loans (1)	—	—	474	474	152,153	152,627	—
Middle market loans	—	—	4,956	4,956	344,515	349,471	—
Residential mortgage loans (2)	—	—	190	190	115,239	115,429	—
Total loans	$—	$—	$5,620	$5,620	$2,276,643	$2,282,263	$—

As of December 31, 2014:
Whole loans	$—	$—	$—	$—	$1,263,592	$1,263,592	$—
B notes	—	—	—	—	16,072	16,072	—
Mezzanine loans	—	—	—	—	67,366	67,366	—
Bank loans (1)	—	—	1,350	1,350	329,580	330,930	—
Middle Market	—	—	—	—	250,113	250,113	—
Residential mortgage loans (2)	443	82	119	644	113,612	114,256	—
Loans receivable-related party	—	—	—	—	1,277	1,277	—
Total loans	$443	$82	$1,469	$1,994	$2,041,612	$2,043,606	$—

(1)	Contains $3.0 million and $282,000 of bank loans held for sale at September 30, 2015 and December 31, 2014, respectively.

(2)	Contains $113.0 million and $113.4 million of residential mortgage loans held for sale at fair value September 30, 2015 and December 31, 2014, respectively.

(3)
Current loans include one impaired mezzanine loan and one impaired whole loan with amortized costs of $38.1 million and $2.2 million, respectively, that were both fully reserved as of September 30, 2015.

(Back to Index)

(Back to Index)

Impaired Loans
The following tables show impaired loans as of the dates indicated (in thousands):

	Recorded Investment	Unpaid Principal Balance	Specific Allowance	Average Investment in Impaired Loans	Interest Income Recognized
As of September 30, 2015:
Loans without a specific valuation allowance:
Whole loans	$129,078	$129,078	$—	$128,591	$15,659
B notes	$—	$—	$—	$—	$—
Mezzanine loans	$—	$—	$—	$—	$—
Bank loans	$—	$—	$—	$—	$—
Middle market loans	$—	$—	$—	$—	$—
Residential mortgage loans	$2,422	$2,422	$—	$2,785	$116
Loans receivable - related party	$—	$—	$—	$—	$—
Loans with a specific valuation allowance:
Whole loans	$2,202	$2,202	$(2,202)	$2,202	$45
B notes	$—	$—	$—	$—	$—
Mezzanine loans	$38,072	$38,072	$(38,072)	$38,072	$—
Bank loans	$474	$474	$(345)	$237	$—
Middle market loans	$4,956	$4,900	$(4,086)	$4,956	$—
Residential mortgage loans	$—	$—	$—	$—	$—
Loans receivable - related party	$—	$—	$—	$—	$—
Total:
Whole loans	$131,280	$131,280	$(2,202)	$130,793	$15,704
B notes	—	—	—	—	—
Mezzanine loans	38,072	38,072	(38,072)	38,072	—
Bank loans	474	474	(345)	237	—
Middle market loans	4,956	4,900	(4,086)	4,956	—
Residential mortgage loans	2,422	2,422	—	2,785	116
Loans receivable - related party	—	—	—	—	—
	$177,204	$177,148	$(44,705)	$176,843	$15,820

As of December 31, 2014:
Loans without a specific valuation allowance:
Whole loans	$128,108	$128,108	$—	$130,445	$12,679
B notes	$—	$—	$—	$—	$—
Mezzanine loans	$38,072	$38,072	$—	$38,072	$2,859
Bank loans	$—	$—	$—	$—	$—
Middle market loans	$—	$—	$—	$—	$—
Residential mortgage loans	$2,082	$2,082	$—	$2,082	$148
Loans receivable - related party	$—	$—	$—	$—	$—
Loans with a specific valuation allowance:
Whole loans	$—	$—	$—	$—	$—
B notes	$—	$—	$—	$—	$—
Mezzanine loans	$—	$—	$—	$—	$—
Bank loans	$1,350	$1,350	$(570)	$—	$—
Middle market loans	$—	$—	$—	$—	$—
Residential mortgage loans	$—	$—	$—	$—	$—
Loans receivable - related party	$—	$—	$—	$—	$—
Total:

(Back to Index)

(Back to Index)

Whole loans	$128,108	$128,108	$—	$130,445	$12,679
B notes	—	—	—	—	—
Mezzanine loans	38,072	38,072	—	38,072	2,859
Bank loans	1,350	1,350	(570)	—	—
Middle market loans	—	—	—	—	—
Residential mortgage loans	2,082	2,082	—	2,082	148
Loans receivable - related party	—	—	—	—	—
	$169,612	$169,612	$(570)	$170,599	$15,686
Troubled-Debt Restructurings
The following tables show troubled-debt restructurings in our loan portfolio (in thousands):

	Number of Loans	Pre-Modification Outstanding Recorded Balance	Post-Modification Outstanding Recorded Balance
Nine Months Ended September 30, 2015
Whole loans	3	$99,959	$99,959
B notes	—	—	—
Mezzanine loans	1	38,072	—
Bank loans	—	—	—
Middle market loans	—	—	—
Residential mortgage loans	—	—	—
Loans receivable - related party	—	—	—
Total loans	4	$138,031	$99,959

	Number of Loans	Pre-Modification Outstanding Recorded Balance	Post-Modification Outstanding Recorded Balance
Nine Months Ended September 30, 2014
Whole loans	2	$16,039	$16,039
B notes	—	—	—
Mezzanine loans	1	38,072	38,072
Bank loans	—	—	—
Middle market loans	—	—	—
Residential mortgage loans	—	—	—
Loans receivable - related party	—	—	—
Total loans	3	$54,111	$54,111
As of September 30, 2015 and 2014, there were no commercial real estate loan troubled-debt restructurings that subsequently defaulted.
Restricted Cash
At September 30, 2015, we had restricted cash of $24.1 million, which consisted of $22.2 million of restricted cash held by nine securitizations and $1.9 million held in various reserve accounts. At December 31, 2014, we had restricted cash of $122.1 million, which consisted of $121.2 million of restricted cash on our ten securitizations and $891,000 held in various reserve accounts. The decrease of $98.0 million is primarily related to the liquidation of Moselle CLO S.A. and Apidos CDO III during the nine months ended September 30, 2015.

(Back to Index)

(Back to Index)

Interest Receivable
At September 30, 2015, we had interest receivable of $13.9 million, which consisted of $13.9 million of interest on our securities and loans and $6,000 of interest earned on escrow and sweep accounts.  At December 31, 2014, we had interest receivable of $16.3 million, which consisted of $16.3 million of interest on our securities and loans and $6,000 of interest earned on escrow and sweep accounts.  The $2.3 million decrease resulted from a decrease in interest receivable on mezzanine loans of $2.7 million, a decrease in interest receivable on bank loans of $380,000, a decrease in interest receivable on middle market loans of $182,000, a decrease in interest receivable on RMBS of $168,000 and a decrease in interest receivable on PCM of $51,000, partially offset by an increase in interest receivable on equity investments of $685,000, an increase of interest receivable on structured notes of $340,000, an increase of interest receivable on jumbo loans of $77,000 and an increase of interest receivable on CMBS of $58,000.
Prepaid Expenses
The following table summarizes our prepaid expenses at the periods indicated (in thousands):

	September 30, 2015	December 31, 2014	Net Change
Prepaid taxes	$2,310	$2,622	$(312)
Prepaid insurance	460	191	269
Other prepaid expenses	1,106	1,383	(277)
Total	$3,876	$4,196	$(320)
Prepaid expenses decreased $320,000 to $3.9 million as of September 30, 2015 from $4.2 million as of December 31, 2014. The nominal decrease resulted from a decrease of $312,000 of prepaid taxes related to the most recent tax filing and a decrease of $277,000 in other prepaid expenses. This decrease was partially offset by an increase of $269,000 in prepaid insurance related to timing of payment of the annual premium.
Other Assets
The following table summarizes our other assets as of the periods indicated (in thousands):

	September 30, 2015	December 31, 2014	Net Change
Investment in life settlement contracts	$5,264	$3,361	$1,903
Tax receivable	2,057	623	1,434
Management fees receivable	736	1,076	(340)
Fixed assets - non real estate	2,118	1,901	217
Other assets	2,596	7,549	(4,953)
Total	$12,771	$14,510	$(1,739)
The decrease of approximately $1.7 million in other assets is primarily due to a decrease in other assets of $5.0 million, $3.7 million of this amount related to a middle market loan position that had traded but was unsettled as of December 31, 2014. This decrease was partially offset by an increase of $1.9 million in life settlement contracts from the net acquisition of new contracts and an increase of $1.4 million in tax receivable due to a reimbursement of federal tax due to us that was withheld in error by the taxing agency. A slight decrease of $340,000 in management fees receivables and a nominal increase of $217,000 in fixed assets also contributed to the net change during the period ended September 30, 2015 .

(Back to Index)

(Back to Index)

Hedging Instruments
The following tables present the fair value of our derivative financial instruments as well as their classification on our consolidated balance sheets and on the consolidated statements of operations for the years presented:
Fair Value of Derivative Instruments as of September 30, 2015
(in thousands)

	Asset Derivatives
	Notional Amount	Balance Sheet Location	Fair Value
Interest rate lock agreements	$111,772	Derivatives, at fair value	$2,088
Forward contracts - residential mortgage lending	$124,483	Derivatives, at fair value	$814
Forward contracts - foreign currency, hedging (1)(2)	$11,127	Derivatives, at fair value	$1
Warrants (5)	$553	Derivatives, at fair value	$827

	Liability Derivatives
	Notional Amount	Balance Sheet Location	Fair Value
Interest rate swap contracts, hedging (3)	$121,867	Derivatives, at fair value	$5,255
Forward contracts - residential mortgage lending	$242,919	Derivatives, at fair value	$2,040
Forward contracts - foreign currency, hedging (4)(2)	$15,699	Derivatives, at fair value	$45
Forward contracts - TBA securities	$31,000	Derivatives, at fair value	$126

Interest rate swap contracts	$104,367	Accumulated other comprehensive (income) loss	$5,004

(1)	Notional amount presented on currency converted basis. The notional amount of the Company's foreign currency hedging forward contracts was €10.3 million as of September 30, 2015.

(2)	Foreign currency forward contracts are accounted for as fair value hedges.

(3)	Interest rate swap contracts are accounted for as cash flow hedges.

(4)	Notional amount presented on currency converted basis. The notional amount of the Company's foreign currency hedging forward contracts was €14.5 million as of September 30, 2015.

(5)	The notional amount of the Company's warrants is the calculated number of shares available for purchase.

(Back to Index)

(Back to Index)

Fair Value of Derivative Instruments as of December 31, 2014:
(in thousands)

	Asset Derivatives
	Notional Amount	Balance Sheet Location	Fair Value
Interest rate lock agreements	$59,467	Derivatives, at fair value	$970
Forward contracts - residential mortgage lending	$5,000	Derivatives, at fair value	$7
Forward contracts - RMBS securities	$42,614	Derivatives, at fair value	$1,297
Forward contracts - foreign currency, hedging (1)(2)	$54,948	Derivatives, at fair value	$3,377
Options - U.S. Treasury futures	$90	Derivatives, at fair value	$52
Warrants	$492	Derivatives, at fair value	$898
	Liability Derivatives
	Notional Amount	Balance Sheet Location	Fair Value
Interest rate swap contracts, hedging (3)	$124,017	Derivatives, at fair value	$8,680
Interest rate lock agreements	$798	Derivatives, at fair value	$10
Forward contracts - residential mortgage lending	$154,692	Derivatives, at fair value	$1,036
Forward contracts - TBA securities	$15,000	Derivatives, at fair value	$47
Interest rate swap contracts	$124,017	Accumulated other comprehensive (income) loss	$8,680

(1)	Notional amount presented on currency converted basis. The notional amount of our foreign currency hedging forward contracts was €45.4 million as of December 31, 2014.

(2)	Foreign currency forward contracts are accounted for as fair value hedges.

(3)	Interest rate swap contracts are accounted for as cash flow hedges.

The Effect of Derivative Instruments on the Statements of Operations for the
Nine Months Ended September 30, 2015
(in thousands)

	Derivatives
	Statement of Operations Location	Realized and Unrealized Gain (Loss) (1)
Interest rate swap contracts, hedging	Interest expense	$4,923
Interest rate swap contracts, hedging	Net realized and unrealized gain (loss) on sales of investment securities available-for-sale and loans and derivatives	$(34)
Interest rate lock agreements	Net realized and unrealized gain (loss) on sales of investment securities available-for-sale and loans and derivatives	$1,128
Forward contracts - RMBS securities	Net realized and unrealized gain (loss) on sales of investment securities available-for-sale and loans and derivatives	$(122)
Forward contracts - residential mortgage lending	Net realized and unrealized gain (loss) on sales of investment securities available-for-sale and loans and derivatives	$(197)
Forward contracts - foreign currency, hedging	Net realized and unrealized gain (loss) on sales of investment securities available-for-sale and loans and derivatives	$2,254
Options - U.S. Treasury futures	Net realized and unrealized gain (loss) on sales of investment securities available-for-sale and loans and derivatives	$184
Forward contracts - TBA securities	Net realized and unrealized gain (loss) on sales of investment securities available-for-sale and loans and derivatives	$415
(1)Negative values indicate a decrease to the associated balance sheets or consolidated statements of operations line items.

(Back to Index)

(Back to Index)

The Effect of Derivative Instruments on the Statements of Operations for the
Nine Months Ended September 30, 2014
(in thousands)

	Derivatives
	Statement of Operations Location	Realized and Unrealized Gain (Loss) (1)
Interest rate swap contracts	Interest expense	$4,917
Interest rate lock agreements	Net realized and unrealized gain (loss) on sales of investment securities available-for-sale and loans and derivatives	$733
Forward contracts - residential mortgage lending	Net realized and unrealized gain (loss) on sales of investment securities available-for-sale and loans and derivatives	$(254)
Forward contracts - foreign currency, hedging	Net realized and unrealized gain (loss) on sales of investment securities available-for-sale and loans and derivatives	$2,192
Total return swap	Net realized and unrealized gain (loss) on sales of investment securities available-for-sale and loans and derivatives	$960
Forward contracts - TBA securities	Net realized and unrealized gain (loss) on sales of investment securities available-for-sale and loans and derivatives	$(280)

(1)Negative values indicate a decrease to the associated balance sheets or consolidated statements of operations line items.

With interest rates projected to remain relatively low, the maturity of one hedge contract during the second quarter, and the continued amortization of our swaps during 2015, we expect that the fair value of our interest rate swap hedges will continue to modestly improve in 2015.  As of September 30, 2015, we had entered into one swap contract in order to hedge against unfavorable rate movements against our jumbo residential mortgage loan portfolio, and we may continue to seek such hedges in the future.
Our interest rate hedges at September 30, 2015 were as follows (in thousands):

	Benchmark rate	Notional value	Strike rate	Effective date	Maturity date	Fair value
CRE Swaps
Interest rate swap	1 month LIBOR	$11,612	4.13%	01/10/08	05/25/16	$(197)
Interest rate swap	1 month LIBOR	1,681	5.72%	07/12/07	10/01/16	(89)
Interest rate swap	1 month LIBOR	1,880	5.68%	07/13/07	03/12/17	(140)
Interest rate swap	1 month LIBOR	77,621	5.58%	06/26/07	04/25/17	(3,657)
Interest rate swap	1 month LIBOR	1,726	5.65%	07/05/07	07/15/17	(153)
Interest rate swap	1 month LIBOR	3,850	5.65%	07/26/07	07/15/17	(340)
Interest rate swap	1 month LIBOR	4,023	5.41%	08/10/07	07/25/17	(338)
Total CRE Swaps		$102,393				$(4,914)

CMBS Swaps
Interest rate swap	1 month LIBOR	$371	1.30%	07/19/2011	03/18/2016	$(1)
Interest rate swap	1 month LIBOR	1,603	1.95%	04/01/2011	03/18/2016	(7)
Total CMBS Swaps		$1,974				$(8)

Jumbo Loan Swap
Interest rate swap	3 month LIBOR	$17,500	1.76%	6/4/2015	6/4/2020	$(333)

Total Interest Rate Swaps		$121,867	4.83%			$(5,255)

(Back to Index)

(Back to Index)

Repurchase and Credit Facilities
Borrowings under our repurchase agreement facilities were guaranteed by us or one of our subsidiaries. The following table sets forth certain information with respect to our borrowings as of the periods indicated (dollars in thousands):

	September 30, 2015				December 31, 2014
	Outstanding Borrowings	Value of Collateral	Number of Positions as Collateral	Weighted Average Interest Rate	Outstanding Borrowings	Value of Collateral	Number of Positions as Collateral	Weighted Average Interest Rate
CMBS Term Repurchase Facility
Wells Fargo Bank (1)	$26,326	$32,539	27	1.41%	$24,967	$30,180	33	1.35%

CRE Term Repurchase Facilities
Wells Fargo Bank (2)	78,230	128,354	6	2.21%	179,762	258,223	15	2.38%
Deutsche Bank AG (3)	—	—	—	—%	25,920	39,348	2	2.78%
Morgan Stanley Bank (4)	7,064	11,753	1	2.80%	—	—	—	—%

Short-Term Repurchase Agreements - CMBS
Deutsche Bank Securities, LLC	49,939	70,484	20	1.73%	33,783	44,751	8	1.62%
Wells Fargo Securities, LLC	13,609	19,960	4	1.85%	10,442	17,695	1	1.66%

Residential Investments Term Repurchase Facility
Wells Fargo Bank (5)	4,629	5,134	6	2.75%	22,212	27,885	6	1.16%

Residential Mortgage Financing Agreements
New Century Bank	41,975	54,093	194	2.82%	41,387	51,961	158	2.82%
Wells Fargo Bank	55,149	100,438	163	2.75%	61,189	95,511	104	2.75%
Totals	$276,921	$422,755			$399,662	$565,554

(1)	The Wells Fargo CMBS term repurchase facility borrowing includes $2,000 and $0 of deferred debt issuance costs as of September 30, 2015 and December 31, 2014, respectively.

(2)	The Wells Fargo CRE term repurchase facility borrowing includes $927,000 and $1.7 million of deferred debt issuance costs as of September 30, 2015 and December 31, 2014, respectively.

(3)	The Deutsche Bank term repurchase facility includes $0 and $268,000 of deferred debt issuance costs as of September 30, 2015 and December 31, 2014, respectively.

(4)	The Morgan Stanley CRE term repurchase facility includes $1.8 million and $0 of deferred debt issuance costs as of September 30, 2015 and December 31, 2014, respectively.

(5)	The Wells Fargo residential investments term repurchase facility includes $36,000 of deferred debt issuance costs as of December 31, 2014.
We are in compliance with all financial covenants as defined in the respective agreements as of September 30, 2015.
As the result of an accounting standards update adopted on January 1, 2015, we unlinked our previously linked transactions and disclosed affected asset, liability, income and expense balances at their gross values in our consolidated financial statements. We had no repurchase agreements being accounted for as linked transactions as of September 30, 2015.
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
CRE – Term Repurchase Facility
In September 2015, we entered into a master repurchase and securities agreement (the "Morgan Stanley Facility”) with Morgan Stanley Bank, NA to finance the origination of commercial real estate loans. We paid a commitment fee of 0.65% of the maximum facility amount, as well as other standard closing costs. The Morgan Stanley Facility has a maximum capacity of $250.0 million and an initial three year term that expires on September 10, 2018 with annual one year extension options, and an interest rate of one month LIBOR plus an applicable spread ranging from 2.25% to 2.75%. Morgan Stanley charges an unused fee of 0.50% if the average daily outstanding borrowings are less than or equal to 50% of the facility amount, and of 0.25% if the amount the average daily outstanding borrowings are greater than 50% but less than 65% of the facility amount. Morgan Stanley has agreed to waive this unused fee until January 2016.

The Morgan Stanley Facility contains events of default (subject to certain materiality thresholds and grace periods) customary for this type of financing arrangement, including but not limited to: payment defaults; a change of control of our business; breaches of covenants and/or certain representations and warranties; an adverse judgment against our business. The remedies for such events of default are also customary for this type of transaction and include the acceleration of the principal amount outstanding under the Morgan Stanley Facility and the liquidation of assets subject to the facility by Morgan Stanley. We were in compliance with all financial covenants under the terms of the guarantee as of September 30, 2015.
Residential Investments – Term Repurchase Facility
In June 2014, our wholly-owned subsidiaries, RCC Residential Portfolio, Inc. and RCC Residential Portfolio TRS, Inc., entered into a master repurchase and securities agreement with Wells Fargo Bank, or Wells Fargo, to be used as term repurchase facilities to finance the purchase of highly-rated residential investment assets.
During the most recent of this facility's five amendments, which was entered into with Wells Fargo on September 20, 2015, the Company extended the facility's termination date to September 20, 2016. Over the course of the agreement's five amendments, we also reduced the facility's maximum borrowing amount, from a total of $285.0 million at December 31, 2014 to $30.0 million with respect to certificates of trust and $0 with respect to residential mortgage backed securities as of September 30, 2015. In July 2015, a waiver on the non-usage fee charged by Wells Fargo on this facility expired, and as a result, we reduced the facility's maximum capacity in order to minimize the impact of these fees on our income statement. The facility currently charges a fee for unused balance of 25 basis points on the difference between a threshold equal to 40% of the maximum borrowing amount with respect to certificates of trust and the average daily borrowing balance of that month. There were no other material changes to the agreement over the course of the five amendments.
Residential Mortgage Financing Agreements
Our subsidiary, Primary Capital Mortgage, or PCM, has master repurchase agreements with New Century Bank d/b/a Customer's Bank, or New Century, and Wells Fargo Bank, NA, or Wells Fargo, to finance the acquisition of residential mortgage loans.
In August 2015, PCM amended its agreement with New Century to extend the facility's termination date to August 29, 2016, with no other material changes made to the facility's terms. In September 2015, PCM amended its agreement with Wells Fargo to extend the facility's termination date to September 29, 2016, with no other material changes made to the facility's terms. We were in compliance with all other financial covenant requirements under the agreements as of September 30, 2015.

(Back to Index)

(Back to Index)

Securitizations
As of September 30, 2015, we had executed eleven and currently retain equity in nine of those securitizations. Pertinent information about our securitizations that occurred during the first nine months of 2015 is as follows:

•
In May 2006, we closed Apidos CDO III, a $285.5 million CDO transaction that provided financing for bank loans. The investments held by Apidos CDO III collateralized $262.5 million of senior notes issued by the CDO vehicle. RCC Commercial purchased a $23.0 million equity interest representing 100% of the outstanding preference shares. At December 31, 2014, the notes issued to outside investors had a weighted average borrowing rate of 1.18%. The reinvestment period expired in June 2012 and the CDO has begun paying down the senior notes as principal was collected. Through December 31, 2014, $187.9 million of the Class A-1 senior notes had been paid down. In June 2015, Apidos CDO III was liquidated and, as a result, substantially all of the assets were sold. The remaining assets have been classified as held for sale as of September 30, 2015. Total proceeds from the sale of these assets, plus proceeds from previous sales and paydowns were used to pay down the notes in full.

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

•
In February 2015, we closed Resource Capital Corp. 2015-CRE3, or RCC 2015-CRE3, a $346.2 million CRE securitization transaction that provided financing for transitional CRE loans. The investments held by RCC 2015-CRE3 collateralized $318.5 million of senior notes issued by the securitization, of which RCC Real Estate, a subsidiary of ours, purchased 100% of the Class E and Class F Senior Notes for $36.4 million at closing. Additionally, Resource Real Estate Funding 2015-CRE3 Investor, LLC, a subsidiary of RCC Real Estate, purchased a $27.7 million equity interest representing 100% of the outstanding preference shares. At September 30, 2015, the notes issued to outside investors had a weighted average borrowing rate of 2.10%. There is no reinvestment period in RCC 2015-3; however, principal repayments, for a period ending in February 2017, may be used to purchase funding participations with respect to existing collateral held outside of the securitizations.

•
In August 2015, we closed Resource Capital Corp. 2015-CRE4, or RCC 2015-CRE4, a $312.9 million CRE securitization transaction that provided financing for transitional CRE loans. The investments held by RCC 2015-CRE4 collateralized $250.3 million of senior notes issued by the securitization. of which RCC Real Estate, a subsidiary of ours. purchased 100% of the Class C senior notes for $26.6 million at closing. Additionally, Resource Real Estate Funding 2015-CRE4 Investor, LLC, a subsidiary of RCC Real Estate purchased a $62.6 million equity interest representing 100% of the outstanding preference shares. At September 30, 2015, the notes issued to outside investors had a weighted average borrowing rate of 1.92%. There is no reinvestment period in RCC 2015-CRE3; however, principal repayments, for a period ending in September 2017, may be used to purchase funding participations with respect to existing collateral held outside of the securitization.

6.0% Convertible Senior Notes
In connection with our one-for-four reverse stock split, the 6.0% Convertible Senior Notes automatically adjusted from 150.1502 shares of common stock per $1,000 principal amount of such notes to 37.53755 shares of common stock per $1,000 principal amount of such notes. The conversion price was adjusted from $6.66 to $26.64 as a result of the stock split.
8% Convertible Senior Notes
In January 2015, we issued and sold in a public offering $100.0 million aggregate principal amount of our 8.0% Convertible Senior Notes due 2020, ("8.0% Convertible Senior Notes"). The 8.0% Convertible Senior Notes are convertible at the option of the holder at a current conversion rate of 187.4414 common shares per $1,000 principal amount of 8.0% Convertible Senior Notes (equivalent to an initial conversion price of 5.34 per common share). Upon conversion of 8.0% Convertible Senior Notes by a holder, the holder will receive cash, our common shares or a combination of cash and our common shares, at our election. In connection with our one-for-four reverse stock split, the 8.0% Convertible Senior Notes automatically adjusted to 46.86035 shares of common stock per $1,000 principal amount of such notes. The conversion price was adjusted from $5.34 to $21.36 as a result of the stock split.
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

(Back to Index)

(Back to Index)

The aforementioned market discounts and the deferred debt issuance costs will be amortized on a straight-line basis as additional interest expense through maturity on January 15, 2020. Interest on the 8.0% Convertible Senior Notes is paid semi-annually.
Senior Secured Revolving Credit Agreement
On September 18, 2014, our wholly-owned subsidiary, Northport LLC. closed a $110.0 million syndicated senior secured revolving credit facility ("Northport Credit Facility") with JP Morgan as agent bank to finance the origination of middle market and syndicated loans. The availability under the Northport Credit Facility was increased to $125.0 million as of September 30, 2014 and again to $140.0 million with an additional commitment from ING Bank early in March 2015. During the second quarter 2015, we entered into the first and second amendments of the Northport Credit Facility which increased the original commitment from $225.0 million to $300.0 million and secured $85.0 million of additional availability, bringing the total available under the Northport Credit Facility to $225.0 million as of September 30, 2015. As of September 30, 2015, $162.0 million was outstanding on the Northport Credit Facility. Under the first amendment both the ability to access draws on the Northport Credit Facility and maturity have been extended six months until March 31, 2018 and March 31, 2019, respectively.
Under the terms of the amendment the Northport Credit Facility applicable margins increased 25 basis points. The Northport Credit Facility bears interest rates, at the our election, on a per annum basis equal to (i) the applicable LIBOR rate plus 2.75% or (ii) the applicable base rate (prime rate of 3.25% as of September 30, 2015) plus 1.75%. During the nine month period following September 18, 2014, we were charged a commitment fee on any unused balance of 0.375% per annum if the unused balance was greater than 35% of the total commitment or 0.50% per annum if it was less than 35% of the total commitment. Following that period, the commitment fee on any unused balance became 0.375% per annum if the outstanding balance is greater than 35% of the total commitment or 1.00% per annum if the outstanding balance is 35% or less of the total commitment. At September 30, 2015, there was an unused balance of $63.0 million on the facility.
Amounts available to borrow under the Credit Facility are subject to compliance with a borrowing base computation that applies different advance rates to different types of assets held by Northport LLC that are pledged as collateral. Under the Northport Credit Facility, we made certain customary representations and warranties and is required to comply with various covenants, including leverage restrictions, reporting requirements and other customary requirements for similar credit facilities. At September 30, 2015, we are in compliance with all covenants under the agreement. We guarantee Northport LLC's performance of its obligations under the Northport Credit Facility.
Equity
Total equity at September 30, 2015 was $853.3 million and gave effect to $5.0 million of unrealized losses on our cash flow hedges and $5.4 million of net unrealized gains on our available-for-sale portfolio, shown as a component of accumulated other comprehensive income.  Equity at December 31, 2014 was $952.1 million and gave effect to $9.0 million of unrealized losses on cash flow hedges and $15.4 million of net unrealized gains on our available-for-sale portfolio, shown as a component of accumulated other comprehensive loss.  The decrease in equity during the nine months ended September 30, 2015 was principally due to stock repurchases and distributions on our common stock and preferred stock.

(Back to Index)

Balance Sheet - Book Value Reconciliation

	Amount	Per Share
Book value at December 31, 2014, allocable to common shares (1)(2)	$663,849	$20.28
Net loss allocable to common shares (3)	(14,831)	(0.45)

Change in other comprehensive income:
Available-for-sale securities	(9,559)	(0.30)
Derivatives	3,962	0.13
Foreign currency conversion	(73)	—
Common dividends	(62,170)	(1.92)
Common dividends on unvested shares	(1,366)	(0.09)
Discount on borrowings and deferred debt costs paid	2,352	0.07
Accretion from share repurchases during the year (4)	(15,412)	0.27
Accretion (dilution) from additional shares issued during the year and other (5)	1,879	(0.04)
Total net decrease	(95,218)	(2.33)
Book value at September 30, 2015, allocable to common shares (1)(2)(6)	$568,631	$17.95

(1)
Per share calculations are reflective of the RSO one-for-four reverse stock split of our common stock as of August 31, 2015, and is as adjusted in the per share amounts disclosed as of September 30, 2015 and December 31, 2014, respectively.

(2)
Per share calculations exclude unvested restricted stock, as disclosed on the consolidated balance sheet, of 694,430 and 505,910 shares as of September 30, 2015 and December 31, 2014, respectively. The denominator for the calculation is 31,675,592 and 32,737,884 as of September 30, 2015 and December 31, 2014, respectively.

(3)
Net loss allocable to common shares includes a $41.1 million charge recognized on a mezzanine loan, LXR, consisting of a provision for loan loss of $38.1 million and $3.0 million write-off of deferred interest receivable through interest income for a per share impact of $(1.26) during the nine months ended September 30, 2015.

(4)	RSO's board authorized a $50.0 million common stock repurchase plan in August 2015. We have purchased 1.2 million shares for $15.4 million through September 30, 2015 pursuant to the plan.

(5)	Includes issuance of common shares from our dividend reinvestment plan of 15,405 shares and 188,520 net change of unvested shares of restricted stock.

(6)	Book value allocable to common shares is calculated as total stockholders' equity of $843.3 million less preferred stock equity of $274.7 million as of September 30, 2015.
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

(Back to Index)

(Back to Index)

The following table reconciles GAAP net income (loss) to FFO and AFFO for the periods presented (in thousands):

	For the Three Months Ended				For the Nine Months Ended
	September 30,				September 30,
	2015	Per Share Data	2014	Per Share Data	2015	Per Share Data	2014	Per Share Data
Net income (loss) allocable to common shares - GAAP	$6,778	$0.21	$7,328	$0.22	$(14,831)	$(0.45)	$37,121	$1.15
Adjustments:
Real estate depreciation and amortization	—	—	—	—	—	—	506	0.02
(Gains) losses on sales of property (1)	19	—	(701)	(0.02)	19	—	(5,479)	(0.17)
Gains on sale of preferred equity	—	—	(58)	—	—	—	(1,107)	(0.03)
FFO allocable to common shares	6,797	0.21	6,569	0.20	(14,812)	(0.45)	31,041	0.97
Adjustments:
Non-cash items:
Provision (recovery) for loan losses	830	0.02	528	0.02	42,570	1.30	1,091	0.03
Amortization of deferred costs (non real estate) and intangible assets	3,900	0.12	2,641	0.08	9,754	0.30	5,804	0.18
Amortization of discount on convertible senior notes	708	0.02	429	0.01	1,656	0.05	1,452	0.05
Equity investment (gains) losses	(961)	(0.03)	(13)	—	(1,363)	(0.04)	1,547	0.05
Share-based compensation	(225)	(0.01)	798	0.02	1,560	0.05	4,497	0.14
Impairment losses	—	—	—	—	59	—	—	—
Unrealized losses (gains) on CMBS marks - linked transactions (2)	—	—	211	0.01	(235)	(0.01)	(1,991)	(0.06)
Unrealized (gains) losses on trading portfolio	1,054	0.03	(214)	—	(264)	(0.01)	1,257	0.04
Unrealized (gains) losses on FX transactions	(2,750)	(0.08)	2,687	0.08	2,101	0.06	2,541	0.08
Unrealized (gains) losses on derivatives	1,248	0.04	379	0.01	2,324	0.08	379	0.01
Straight-line rental adjustments	—	—	—	—	—	—	2	—
Loss on resale of debt	332	0.01	1,867	0.06	1,403	0.04	2,469	0.08
Change in mortgage servicing rights valuation reserve	900	0.03	—	—	650	0.02	300	0.01
Change in residential loan warranty reserve	201	—	—	—	601	0.02	—	—
Dead deal costs	—	—	—	—	399	0.01	—	—
REIT tax planning adjustments	—	—	293	0.01	317	0.01	1,420	0.04
Cash items:
Gains (losses) on sale of property (1)	(19)	—	701	0.02	(19)	—	5,479	0.17
Gains on sale of preferred equity	—	—	58	—	—	—	1,107	0.03
Gains (losses) on extinguishment of debt	2,607	0.08	7,333	0.22	9,252	0.28	14,932	0.46
Capital expenditures	—	—	—	—	—	—	(38)	—
AFFO allocable to common shares	$14,622	$0.44	$24,267	$0.74	$55,953	$1.71	$73,289	$2.28

Weighted average shares – diluted	32,951		32,807		32,726		32,176

AFFO per share – diluted	$0.44		$0.74		$1.71		$2.28

(1)	Amount represents gains/losses on sales of owned real estate as well as sales of joint venture real estate interests that were recorded by us on an equity basis.

(2)	Due to a change in accounting guidance, as of January 1, 2015, the concept of linked transactions no longer exists.

(Back to Index)

(Back to Index)

Liquidity and Capital Resources
For the nine months ended September 30, 2015, our principal sources of liquidity were: net proceeds from our 8.0% convertible notes offering on January 13, 2015, of $97.0 million, the return of equity at the close of RCC 2015-CRE3 on February 24, 2015 of $78.0 million, the return of equity at the close of RCC 2015-CRE4 on August 18, 2015 of $29.7 million, liquidation of Moselle CLO S.A. which returned $30.0 million (which includes $1.0 million of proceeds from forward currency contracts), liquidation of Apidos CDO III in June 2015 which returned $12.8 million of principal, cash flow from operations and $3.0 million of net proceeds from the sale of our 8.25% Series B Preferred Stock through our at the market, or ATM, program in January 2015. These sources of liquidity principally constitute our $104.7 million of unrestricted cash at September 30, 2015.  In addition, we had capital available through a CMBS term facility to help finance the purchase of CMBS securities of $73.7 million and $562.0 million combined from two CRE term facilities for the origination of commercial real estate loans.
In June 2014, we entered into a master repurchase and securities agreement with Wells Fargo Bank, NA.  The agreement allowed for the transfer of our rights, title and interest in certain residential mortgage backed securities and certificates of trust to Wells Fargo in exchange for the transfer of funds by Wells Fargo to us.  The agreement also allows for Wells Fargo to transfer back to us those assets at either a certain date or on demand in exchange for the return of funds from us to Wells Fargo. On August 21, 2015, we amended the agreement with Wells Fargo to extend the facility's termination date to October 20, 2015, and reduced the facility's maximum borrowing amount with respect to certificates of trust from $165.0 million to $75.0 million, with no other material changes to the agreement. During the third quarter, Wells Fargo informed us they were no longer able to waive unused fees on the facility, which drove our decision to reduce the facility's maximum capacity. The facility currently charges an unused fee of of 25 basis points on the difference between a threshold equal to 40% of the maximum borrowing amount with respect to certificates of trust and the average daily borrowing balance of that month.
On September 20, 2015, we entered into a master repurchase and securities agreement (the "Morgan Stanley Facility”) with Morgan Stanley Bank, NA to finance the origination of commercial real estate loans. We paid a commitment fee of 0.65% of the maximum facility amount, as well as other standard closing costs. The Morgan Stanley Facility has a maximum capacity of $250.0 million and an initial three year term that expires on September 10, 2018 with annual one year extension options, and an interest rate of one month LIBOR plus an applicable spread ranging from 2.25% to 2.75%. Morgan Stanley charges an unused fee of 0.50% if the average daily outstanding borrowings are less than or equal to 50% of the facility amount, and of 0.25% if the amount the average daily outstanding borrowings are greater than 50% but less than 65% of the facility amount. Morgan Stanley has agreed to waive this unused fee until January 2016.

The Morgan Stanley Facility contains events of default (subject to certain materiality thresholds and grace periods) customary for this type of financing arrangement, including but not limited to: payment defaults; breaches of covenants and/or certain representations and warranties; adverse judgments against our business; or a default involving the failure to pay or acceleration of our monetary obligations. The remedies for such events of default are also customary for this type of transaction and include the acceleration of the principal amount outstanding under the Morgan Stanley Facility and the liquidation of assets subject to the facility by Morgan Stanley. We were in compliance with all financial covenants under the terms of the guarantee as of September 30, 2015.
During the second quarter 2015, we entered into the first and second amendments of Northport TRS LLC's Senior Secured Revolving Credit Agreement, or Northport Credit Facility, which increased the original commitment from $225.0 million to $300.0 million and secured $85.0 million of additional availability, bringing the total available under the Northport Credit Facility to $225.0 million as of September 30, 2015. As of September 30, 2015, $162.0 million was outstanding on the Northport Credit Facility. Under the first amendment both the ability to access to draws on the Northport Credit Facility and maturity have been extended six months until March 31, 2018 and March 31, 2019 respectively. At September 30, 2015, there was an unused balance of $63.0 million on the facility.
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

(Back to Index)

(Back to Index)

During the past 14 months, we have been meeting a significant portion of our debt funding requirements for CRE loans through securitizations. In February 2015, we closed a $346.2 million CRE securitization, our third in the past 17 months, and in August 2015, we closed a $319.2 million CRE securitization, our fourth in the past 21 months, which brings our total to just in excess of $1.3 billion of mortgage loans financed during that period. We expect to derive substantial operating cash from our equity investments in the four newest securitizations, which do not have the same asset and interest coverage tests as are required by our CDOs. These CRE securitizations do not have a reinvestment periods; however, principal payments, for a stipulated period, may be used to purchase funding participations with respect to existing collateral held outside of the securitizations. This will allow us to recycle some capital repaid and convert the designated principal for funded companion participation acquisition cash which would otherwise be used to pay down the most senior notes and reduce leverage and potential returns within the securitization.
Historically, we have financed a substantial portion of our portfolio investments through CDOs that essentially match the maturity and repricing dates of these financing vehicles with the maturities and repricing dates of our investments, and, in view of current market conditions, we expect to continue to seek CDO financing for at least the next 12 months.  We derive substantial operating cash from our equity investments in our CDOs which, if the CDOs fail to meet certain tests, will cease.  Through September 30, 2015, we have not experienced difficulty in maintaining our existing CDO financing and have passed all of the critical tests required by these financings.  However, we cannot assure you that we will continue CDO financing to meet all such critical tests in the future.  If we are unable to renew, replace or expand our sources of existing financing on substantially similar terms, we may be unable to implement our investment strategies successfully and may be required to liquidate portfolio investments.  If required, a sale of portfolio investments could be at prices lower than the carrying value of such assets, which would result in losses and reduced income.
The following table sets forth the distributions made and coverage test summaries for each of the Company's securitizations for the periods presented (in thousands):

Name	Cash Distributions		Annualized Interest Coverage Cushion	Overcollateralization Cushion
	Nine Months Ended September 30,	Year Ended December 31,	As of September 30,	As of September 30,	As of Initial Measurement Date
	2015 (1)	2014 (1)	2015 (2) (3)	2015 (4)
Apidos III (5)	$13,932	$3,551	$—	$—	$—
Apidos Cinco	$5,268	$9,757	$4,463	$21,450	$17,774
RREF 2006-1	$2,623	$10,172	$3,471	$91,865	$24,941
RREF 2007-1	$3,641	$7,630	$3,169	$66,280	$26,032
RCC CRE Notes 2013	$7,464	$11,860	N/A	N/A	N/A
RCC 2014-CRE2 (6)	$11,831	$5,463	N/A	$20,663	$20,663
RCC 2015-CRE3 (7)	$6,202	N/A	N/A	$20,313	$20,313
RCC 2015-CRE4 (8)	$382	N/A	N/A	$9,397	$9,397
Moselle CLO S.A. (9)	$29,099	$2,891	N/A	N/A	N/A
* The above table does not include Apidos CDO I, Apidos CLO VIII or Whitney CLO I, as these CLOs were previously called and were substantially liquidated. No securitizations had open reinvestment periods as of September 30, 2015.

(1)
Distributions on retained equity interests in securitizations (comprised of note investments and preference share ownership) and principal paydowns on notes owned; RREF 2006-1 includes $0 and $4.2 million of principal paydowns during the nine months ended September 30, 2015 and the year ended December 31, 2014, respectively.

(2)	Interest coverage includes annualized amounts based on the most recent trustee statements.

(3)
Interest coverage cushion represents the amount by which annualized interest income expected exceeds the annualized amount payable on all classes of securitization notes senior to the Company's preference shares.

(4)	Overcollateralization cushion represents the amount by which the collateral held by the securitization issuer exceeds the maximum amount required.

(5)	Apidos III was liquidated on June 12, 2015 and substantially all of its assets were sold. The Company received a return of principal of $12.8 million through September 30, 2015.

(6)
Resource Capital Corp. 2014-CRE2 has no reinvestment period; however, principal repayments, for a period ending in July 2016, may be designated to purchase loans held outside of the securitization that represent the funded commitments of existing collateral in the securitization that were not funded as of the date the securitization was closed. Additionally, the indenture contains no interest coverage test provisions.

(Back to Index)

(Back to Index)

(7)
Resource Capital Corp. 2015-CRE3 closed on February 24, 2015; the first distribution was in March 2015. There is no reinvestment period; however, principal repayments, for a period ending in February 2017, may be designated to purchase loans held outside of the securitization that represent the funded commitments of existing collateral in the securitization that were not funded as of the date the securitization was closed. Additionally, the indenture contains no interest coverage test provisions.

(8)
Resource Capital Corp. 2015-CRE4 closed on August 18, 2015; the first distribution was in September 2015. There is no reinvestment period; however, principal repayments, for a period ending in September 2017, may be designated to purchase loans held outside of the securitization that represent the funded commitments of existing collateral in the securitization that were not funded as of the date the securitization was closed. Additionally, the indenture contains no interest coverage test provisions.

(9)
Moselle CLO S.A. was acquired on February 24, 2014 and the reinvestment period for this securitization expired prior to the acquisition. In the fourth quarter of 2014 the Company began to liquidate Moselle CLO S.A. and, by January 2015, all of the assets were sold.

At October 31, 2015, after paying our third quarter 2015 common and preferred stock dividends, our liquidity is derived from three primary sources:

•	unrestricted cash and cash equivalents of $76.5 million, restricted cash of $1.7 million in margin call accounts;

•
capital available for reinvestment in one of our CRE CDOs of $250,000 and two of our CRE securitizations of $6.7 million, all of which is designated to finance future funding commitments on CRE loans; and

•	loan principal repayments of $16.9 million that will pay down outstanding CLO note balances as well as interest collections of $1.8 million.
In addition, at October 31, 2015, we have financing of $474.3 million available through two term financing facilities to finance the origination of CRE loans and $74.1 million available through a term financing facility to finance the purchase of CMBS. We also have $50.9 million available through a middle market syndicated revolving credit facility to finance the direct origination of middle market loans and purchase of syndicated bank loans.
Our leverage ratio may vary as a result of the various funding strategies we use.  As of September 30, 2015 and December 31, 2014, our leverage ratio was 2.2 times and 1.8 times, respectively.  Our leverage has increased as a result of the increase in borrowings with the issuance of $100.0 million 8.0% Convertible Senior Notes, increased leverage on our CRE portfolio with the close of RCC 2015-CRE3 in February 2015 and RCC 2015-CRE4 in August 2015 and increased borrowings on our Northport JPM syndicate facility offset by a reduction of the Wells CRE term facility combined with run-off of CDO and CLO borrowings.

(Back to Index)

(Back to Index)

Distributions
In order to maintain our qualification as a REIT and to avoid corporate-level income tax on our income, we intend to make regular quarterly distributions of all or substantially all of our net REIT taxable income to holders of our common stock.  This requirement can impact our liquidity and capital resources.
The following tables presents dividends declared on a per share basis for the three and nine months ended September 30, 2015 and year ended December 31, 2014.

Common Stock
	Date Paid	Total Dividend Paid	Dividend Per Share
		(in thousands)
2015
March 31	April 28	$21,444	$0.64
June 30	July 28	$21,426	$0.64
September 30	October 28	$20,667	$0.64
2014
March 31	April 28	$25,921	$0.80
June 30	July 28	$26,179	$0.80
September 30	October 28	$26,629	$0.80
December 31	January 28, 2015	$26,563	$0.80

Preferred Stock
Series A				Series B			Series C
	Date Paid	Total Dividend Paid	Dividend Per Share	Date Paid	Total Dividend Paid	Dividend Per Share	Date Paid	Total Dividend Paid	Dividend Per Share
		(in thousands)			(in thousands)			(in thousands)
2015
March 31	April 30	$568	$0.53125	April 30	$2,960	$0.515625	April 30	$2,588	$0.539063
June 30	July 30	$568	$0.53125	July 30	$2,960	$0.515625	July 30	$2,588	$0.539063
Sept. 30	Oct. 30	$568	$0.53125	Oct. 30	$2,960	$0.515625	Oct. 30	$2,588	$0.539063
2014
March 31	April 30	$463	$0.53125	April 30	$2,057	$0.515625	—	—	—
June 30	July 30	$537	$0.53125	July 30	$2,378	$0.515625	July 30	$1,437	$0.299479
September 30	October 30	$537	$0.53125	October 30	$2,430	$0.515625	October 30	$2,588	$0.539063
December 31	January 30, 2015	$568	$0.53125	January 30, 2015	$2,888	$0.515625	January 30, 2015	$2,588	$0.539063

(Back to Index)

(Back to Index)

Contractual Obligations and Commitments

	Contractual Commitments (9)
	(dollars in thousands)
	Payments due by Period
	Total	Less than 1 year	1 - 3 years	3- 5 years	More than 5 years
CDOs (1)	$332,382	$57	$—	$152,310	$180,015
CRE Securitizations	856,710	—	—	—	856,710
Repurchase Agreements(2)	276,921	221,772	55,149	—	—
Unsecured Junior Subordinated Debentures (3)	51,360	—	—		51,360
6.0 % Convertible Notes (4)	109,661	—	—	109,661	—
8.0 % Convertible Notes (5)	95,115	—	—	95,115	—
Unfunded Commitments on CRE Loans (6)	103,948	—	103,948	—	—
Revolver Draws Available on Middle Market Loans (7)	10,325	1,645	6,730	1,950	—
Base Management Fees (8)	12,374	12,374	—	—	—
Senior Secured Revolving Credit Facility	158,742	—	—	158,742	—
Total	$2,007,538	$235,848	$165,827	$517,778	$1,088,085

(1)
Contractual commitments do not include $14.0 million, $8.8 million and $13.9 million of interest expense payable through the stated maturity dates of May 2020, August 2046, and September 2046, respectively, on Apidos Cinco CDO, RREF 2006-1, and RREF 2007-1.  The maturity dates represent the contractually stated maturity dates of the CDO notes.

(2)	Contractual commitments include $111,000 of interest expense payable through the maturity dates on our repurchase agreements.

(3)
Contractual commitments do not include $42.6 million and $43.6 million of estimated interest expense payable through the maturity dates of June 2036 and October 2036, respectively, on our trust preferred securities.

(4)	Contractual commitments do not include $22.2 million of interest expense payable through the maturity date of December 1, 2018 on our 6.0% convertible senior notes.

(5)	Contractual commitments do not include $34.8 million of interest expense payable through the maturity date of January 15, 2020 on our 8.0% convertible senior notes.

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
At September 30, 2015, we had ten interest rate swap contracts with a notional value of $121.9 million.  These contracts are fixed-for-floating interest rate swap agreements under which we contracted to pay a fixed rate of interest for the term of the hedge and will receive a floating rate of interest.  As of September 30, 2015, the average fixed pay rate of our interest rate hedges was 4.83% and our receive rate was either one-month or three-month, LIBOR, or 0.19% or 0.33%, respectively.
Off-Balance Sheet Arrangements
General
As of September 30, 2015, we did not maintain any relationships with unconsolidated entities or financial partnerships that were established for the purpose of facilitating off-balance sheet arrangements or contractually narrow or limited purposes, although we do have interests in unconsolidated entities not established for those purposes. Except as set forth below, as of September 30, 2015, we had not guaranteed obligations of any such unconsolidated entities or entered into any commitment or letter of intent to provide additional funding to any such entities.

(Back to Index)

Unfunded Commercial Real Estate Loan Commitments
In the ordinary course of business, we make commitments to borrowers whose loans are in our commercial real estate loan portfolio to provide additional loan funding in the future. These commitments generally fall into two categories: (1) pre-approved capital improvement projects; and (2) new or additional construction costs. Disbursement of funds pursuant to these commitments is subject to the borrower meeting pre-specified criteria. Upon disbursement of funds, we receive loan interest income on any such advanced funds. As of September 30, 2015, we had 49 loans with unfunded commitments totaling $103.9 million, of which $1.7 million will be funded by restricted cash in RCC CRE Notes 2013, $5.0 million will be funded by restricted cash at RCC 2015-CRE4, and $250,000 will be funded by restricted cash in RREF CDO 2007-1; we intend to fund the remaining $97.0 million through principal repayments on other loans in our portfolio and the ability to fund in our newest securitizations within a specified time period and cash flow from normal operating activities. These commitments are subject to the same underwriting requirements and ongoing portfolio maintenance as are the on-balance sheet financial instruments that we hold. Since these commitments may expire without being drawn upon, the total commitment amount does not necessarily represent future cash requirements.
Unfunded Middle Market Loan Commitments
During 2014, we began originating middle-market loans through RCC Commercial, Inc and Resource TRS, LLC. In September 2014, RCC Commercial and Resource TRS, LLC transferred all of the middle-market loans to a newly formed subsidiary of ours, Northport LLC. Resource America is paid origination fees in connection with our middle-market lending operations, and such fees may not exceed 2% of the loan balance for any loan originated. The executed agreements between us and borrowers within our portfolio contain commitments to provide additional loan funding in the future. These commitments generally fall into two categories: (1) revolving credit facility; and (2) additional notes commitments. Disbursement of funds pursuant to these commitments are subject to the borrower meeting pre-specified criteria and in some instances at our discretion. Upon disbursement of funds, we receive loan interest income on any such advanced funds. As of September 30, 2015, we had five loans with unfunded commitments totaling $10.3 million, all of which would be funded by Northport LLC. We intend to fund these commitments through cash flow from normal operating activities. Since these commitments may expire without being drawn upon, the total commitment amount does not necessarily represent future cash requirements.

ITEM 3 .	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
As of September 30, 2015, the primary component of our market risk was interest rate risk, as described below. While we do not seek to avoid risk completely, we do seek to assume risk that can be quantified from historical experience, to actively manage that risk, to earn sufficient compensation to justify assuming that risk and to maintain capital levels consistent with the risk we undertake or to which we are exposed.
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

(Back to Index)

The following sensitivity analysis tables show, at September 30, 2015 and December 31, 2014, the estimated impact on the fair value of our interest rate-sensitive investments and liabilities of changes in interest rates, assuming rates instantaneously fall 100 basis points and rise 100 basis points (dollars in thousands):

	September 30, 2015
	Interest rates fall 100 basis points	Unchanged	Interest rates rise 100 basis points
CMBS – private placement (1):
Fair value	$160,987	$159,490	$158,079
Change in fair value	$1,497		$(1,411)
Change as a percent of fair value	0.94%		(0.88)%

Hedging instruments:
Fair value	$(6,321)	$(5,255)	$(3,067)
Change in fair value	$(1,066)		$2,188
Change as a percent of fair value	(20.29)%		41.64%

	December 31, 2014
	Interest rates fall 100 basis points	Unchanged	Interest rates rise 100 basis points
CMBS – private placement (1):
Fair value	$197,580	$194,823	$192,146
Change in fair value	2,757		(2,677)
Change as a percent of fair value	1.42%		(1.37)%

Hedging instruments:
Fair value	$(9,883)	$(8,680)	$(6,847)
Change in fair value	(1,203)		1,833
Change as a percent of fair value	(13.86)%		21.12%

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
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting during the three and nine months ended September 30, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

(Back to Index)

(Back to Index)

PART II

ITEM 1.	LEGAL PROCEEDINGS

In September 2015, Daren Levin filed a putative class action in the United States District Court for the Southern District of New York on behalf of all persons who purchased our common stock between March 2, 2015 and August 4, 2015.  The complaint alleges that we and certain of our officers and directors materially misrepresented certain risks of our commercial loan portfolio and our processes and controls for assessing the quality of our portfolio.  The complaint seeks unspecified damages as well as costs and attorneys’ fees.  We believe the complaint is without merit and intend to defend ourselves vigorously.

ITEM 6.	EXHIBITS

Exhibit No.	Description
3.1(a)	Restated Certificate of Incorporation of Resource Capital Corp. (1)
3.1(b)	Articles of Amendment of Restated Certificated of Incorporation of Resource America, Corp. (29)
3.1(c)	Articles Supplementary 8.50% Series A Cumulative Redeemable Preferred Stock. (17)
3.1(d)	Articles Supplementary 8.50% Series B Cumulative Redeemable Preferred Stock. (28)
3.1(e)	Articles Supplementary 8.25% Series B Cumulative Redeemable Preferred Stock. (22)
3.1(f)	Articles Supplementary 8.625% Fixed-to-Floating Series C Cumulative Redeemable Preferred Stock. (9)
3.2	Amended and Restated Bylaws of Resource Capital Corp. (as Amended January 31, 2014) (12)
4.1(a)	Form of Certificate for Common Stock for Resource Capital Corp. (1)
4.1(b)	Form of Certificate for 8.50% Series A Cumulative Redeemable Preferred Stock. (13)
4.1(c)	Form of Certificate for 8.25% Series B Cumulative Redeemable Preferred Stock (18)
4.1(d)	Form of Certificate for 8.625% Fixed-to-Floating Series C Cumulative Redeemable Preferred Stock. (9)
4.2(a)	Junior Subordinated Indenture between Resource Capital Corp. and Wells Fargo Bank, N.A., dated May 25, 2006. (2)
4.2(b)	Amendment to Junior Subordinated Indenture and Junior Subordinated Note due 2036 between Resource Capital Corp. and Wells Fargo Bank, N.A., dated October 26, 2009 and effective September 30, 2009. (6)
4.3(a)	Amended and Restated Trust Agreement among Resource Capital Corp., Wells Fargo Bank, N.A., Wells Fargo Delaware Trust Company and the Administrative Trustees named therein, dated May 25, 2006. (2)
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

4.7	Amended Junior Subordinated Note due 2036 in the principal amount of $25,774,000, dated October 26, 2009. (6)
4.8(a)	Senior Indenture between the Company and Wells Fargo Bank, National Association, as Trustee, dated October 21, 2013. (25)
4.8(b)	First Supplemental Indenture between the Company and Wells Fargo Bank, National Association, as Trustee (including the form of 6.00% Convertible Senior Note due 2018). (25)
4.8(c)	Form of 6.00% Convertible Senior Note due 2018 (included in Exhibit 4.8(b)). (27)
4.8(d)	Second Supplemental Indenture between the Company and Wells Fargo Bank, National Association from (including Form of 8.00% Convertible Senior Note due 2020. (27)
4.8(e)	Form of 8.00% Convertible Senior Note due 2020 (included I Exhibit 4.8(b)). (27)
10.1(a)	Second Amended and Restated Management Agreement between Resource Capital Corp, Resource Capital Manager, Inc. and Resource America, Inc. (28)

(Back to Index)

(Back to Index)

10.1(b)	Amendment No.1 to Second Amended and Restated Management Agreement between Resource Capital Corp, Resource Capital Manager, Inc. and Resource America, Inc. dated as of November 7, 2013.(4)
10.2(a)	2005 Stock Incentive Plan. (1)
10.2(b)	Form of Stock Award Agreement. (8)
10.2(c)	Form of Stock Option Agreement. (8)
10.3(a)	Amended and Restated Omnibus Equity Compensation Plan. (7)
10.3(b)	Form of Stock Award Agreement. (27)
10.3(c)	Form of Stock Award Agreement (for employees with Resource America, Inc. employment agreements). (27)
10.4	Services Agreement between Resource Capital Asset Management, LLC and Apidos Capital Management, LLC, dated February 24, 2011. (11)
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

12.1	Statements re Computation of Ratios
31.1	Rule 13a-14(a)/Rule 15d-14(a) Certification of Chief Executive Officer.
31.2	Rule 13a-14(a)/Rule 15d-14(a) Certification of Chief Financial Officer.
32.1	Certification Pursuant to 18 U.S.C. Section 1350.
32.2	Certification Pursuant to 18 U.S.C. Section 1350.
99.1(a)	Master Repurchase and Securities Contract by and among RCC Commercial, Inc., RCC Real Estate Inc. and Wells Fargo Bank, National Association, dated February, 1, 2011. (10)
99.1(b)	Guarantee Agreement made by Resource Capital Corp. in favor of Wells Fargo Bank, National Association, dated February 1, 2011. (10)
99.2(a)	Master Repurchase and Securities Contract for $150,000,000 between RCC Real Estate SPE 4, LLC, as Seller, and Wells Fargo Bank, National Association, as Buyer, Dated February 27, 2012. (14)
99.2(b)	Guarantee dated as of September 10, 2015, made by Resource Capital Corp., as guarantor, in favor of Morgan Stanley Bank, N.A. (30)
99.2(c)
First Amendment to Master Repurchase and Securities Contract and Other Documents between RCC Real Estate SPE 4, LLC, as seller, and Wells Fargo Bank, National Association, as buyer, dated April 2, 2013. (23)

99.3(a)	Master Purchase Agreement by and between RCC Real Estate SPE 5, LLC, as, master seller, and Deutsche Bank AG, Cayman Islands Branch, as buyer, dated as of July 19, 2013. (24)
99.3(b)	Guaranty made by the Company for the benefit of Deutsche Bank AG, Cayman Islands Branch, dated July 19, 2013. (24)
99.4(a)	Master Repurchase and Securities Contract dated as of June 20, 2014 with Well Fargo Bank, National Association. (5)
99.4(b)	Guarantee Agreement dated as of June 20, 2014, made by Resource Capital Corp., as guarantor, in favor of Wells Fargo Bank, National Association. (5)
99.5	Federal Income Tax Consequences of our Qualification as a REIT. (20)
99.5 (a)	Master Repurchase and Securities Contract Agreement between RCC Real Estate 6, LLC and Morgan Stanley Bank, NA, dated as of September 10, 2015. (30)
101	Interactive Data Files

(1)	Filed previously as an exhibit to the Company’s registration statement on Form S-11, Registration No. 333-126517.

(2)	Filed previously as an exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2006.

(3)	Filed previously as an exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2006.

(4)	Filed previously as an exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2013.

(5)	Filed previously as an exhibit to the Company’s Current Report on Form 8-K filed on June 26, 2014.

(6)	Filed previously as an exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2009.

(7)	Filed previously as an exhibit to the Company’s Proxy Statement filed on April 16, 2014.

(8)	Filed previously as an exhibit to the Company’s Registration Statement on Form S-11 (File No. 333-132836).

(9)	Filed previously as an exhibit to the Company’s Registration Statement on Form 8-A filed on June 9, 2014.

(10)	Filed previously as an exhibit to the Company’s Annual Report on Form 10-K for the year ended December 31, 2010.

(11)	Filed previously as an exhibit to the Company’s Current Report on Form 8-K filed on March 2, 2011.

(12)	Filed previously as an exhibit to the Company’s Current Report on Form 8-K filed on February 4, 2014.

(Back to Index)

(Back to Index)

(13)	Filed previously as an exhibit to the Company’s Annual Report on Form 10-K for the year ended December 31, 2012 filed on March 18, 2013.

(14)	Filed previously as an exhibit to the Company’s Current Report on Form 8-K filed on March 2, 2012.

(15)	Filed previously as an exhibit to the Company’s Current Report on Form 8-K filed on June 13, 2012.

(16)	Filed previously as an exhibit to the Company’s registration statement on Form 8-A filed on June 8, 2012.

(17)	Filed previously as an exhibit to the Company’s Current Report on Form 8-K filed on June 29, 2012.

(18)	Filed previously as an exhibit to the Company's Registration Statement on Form 8-A filed on September 28, 2012.

(19)	Filed previously as an exhibit to the Company's Current Report on Form 8-K filed on September 23, 2014.

(20)	Filed previously as an exhibit to the Company's Annual Report on Form 10-K filed for the year ended December 31, 2013 filed on March 3, 2014.

(21)	Filed previously as an exhibit to the Company's Current Report on Form 8-K filed on October 1, 2012.

(22)	Filed previously as an exhibit to the Company Current Report on Form 8-K filed on March 19, 2013.

(23)	Filed previously as an exhibit to the Company's Current Report on Form 8-K filed on April 8, 2013.

(24)	Filed previously as an exhibit to the Company's Current Report on Form 8-K filed on July 25, 2013.

(25)	Filed previously as an exhibit to the Company's Current Report on Form 8-K filed on October 21, 2013.

(26)	Filed previously as an exhibit to the Company's Current Report on Form 8-K filed on November 20, 2014.

(27)	Filed previously as an exhibit to the Company's Current Report on Form 8-K filed on January 13, 2015.

(28)	Filed previously as an exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2015.

(29)	Filed previously as an exhibit to the Company's Current Report on Form 8-K filed on September 1, 2015.

(30)	Filed previously as an exhibit to the Company's Current Report on Form 8-K filed on September 16, 2015.

(Back to Index)

(Back to Index)

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

RESOURCE CAPITAL CORP.
(Registrant)

November 6, 2015	By:	/s/ David J. Bryant
David J. Bryant
Senior Vice President
Chief Financial Officer and Treasurer

November 6, 2015	By:	/s/ Eldron C. Blackwell
Eldron C. Blackwell
Vice President
Chief Accounting Officer

(Back to Index)