Form 10-K
period 2015-12-31
Resource Capital Corp.
filed 2016-03-10
CIK 1332551

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K
(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2015
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  ☐ Yes ☑ No
The aggregate market value of the voting common equity held by non-affiliates of the registrant, based on the closing price of such stock on the last business day of the registrant's most recently completed second fiscal quarter (June 30, 2015) was approximately $491,679,835.
The number of outstanding shares of the registrant’s common stock on March 1, 2016 was 31,441,991 shares.

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
General
We are a diversified real estate finance company that is organized and conducts its operations to qualify as a real estate investment trust, or REIT, for federal income tax purposes under Subchapter M of the Internal Revenue Code of 1986, as amended. Our investment strategy focuses on commercial real estate, commercial real estate-related assets and, to a lesser extent, residential real estate and commercial finance assets.
Our investments target the following asset classes:

Asset Class	Principal Investments

Commercial real estate-related assets	•	First mortgage loans, which we refer to as whole loans;
	•	First priority interests in first mortgage loans, which we refer to as A notes;
	•	Subordinated interests in first mortgage loans, which we refer to as B notes;
	•	Mezzanine debt related to commercial real estate that is senior to the borrower's equity position but subordinated to other third-party debt;
	•	Commercial mortgage-backed securities, which we refer to as CMBS; and
	•	Commercial real estate, or CRE, primarily multifamily properties.

Residential real estate-related assets	•	Residential mortgage loans and mortgage-backed securities; and
Residential mortgage-backed securities, which we refer to as RMBS, which comprise our available for sale portfolio.

Commercial finance assets	•	Middle-market secured corporate loans and preferred equity investments; and
	•	Asset-backed securities, which we refer to as ABS, backed by senior secured corporate loans;
	•	Debt tranches of collateralized debt obligations and collateralized loan obligations, which we refer to as CDOs and CLOs, respectively, and sometimes, collectively, as CDOs;
	•	Structured note investments, which comprise our trading securities portfolio;
	•	Senior secured corporate loans, which we refer to as bank loans;
	•	Preferred equity investment in a commercial leasing enterprise which originates and holds small- and middle-ticket commercial direct financing leases and notes.
Our objective is to provide our stockholders with total returns over time, including quarterly distributions and capital appreciation, while seeking to manage the risks associated with our investment strategies. We have financed a substantial portion of our portfolio investments through borrowing strategies seeking to match the maturities and repricing dates of our financings with the maturities and repricing dates of those investments, and have sought to mitigate interest rate and foreign currency risk through derivative instruments.
We are externally managed by Resource Capital Manager, Inc., or the Manager, an indirect wholly-owned subsidiary of Resource America, Inc. (NASDAQ: REXI), or Resource America, a specialized asset management company that uses industry specific expertise to evaluate, originate, service and manage investment opportunities through its commercial real estate, financial fund management and commercial finance operating segments. As of December 31, 2015, Resource America managed approximately $21.7 billion of assets in these sectors. To provide its services, the Manager draws upon Resource America, its management team and their collective investment experience.

(Back to Index)

(Back to Index)

The modest economic recovery in the Unites States over the last few years had previously enabled us to access public capital markets; this access was essentially closed throughout most of 2015. While we were able to issue and sell $100.0 million aggregate principal amount of our 8.0% Convertible Senior Notes (due 2020) in January 2015, we have not accessed public capital markets in any meaningful way since that transaction. However, we did have success in expanding our access to credit, which we use to fund our loan origination businesses centered primarily in commercial real estate and, to a lesser extent, in middle market secured corporate lending. In the commercial real estate segment we closed on two CLO’s in 2015 which had total collateral of $659.1 million, all of which was self originated whole loans. We retained equity of $153.2 million in those securitizations. In addition, we secured a new $250.0 million commercial real estate three-year term financing facility. We plan to use primarily recycled capital from loan pay-offs and pay downs to augment these existing credit facilities to fund new commercial real estate loan originations in 2016.
In the middle market corporate lending segment, we expanded the lending commitment on our revolving credit facility from $225.0 million to $300.0 million and increased our borrowing capacity by $85.0 million from $140.0 million to $225.0 million. We were also able to extend the maturity on that facility to March 31, 2019. We have the ability to use recycled capital from loan payoffs and pay downs to fund new middle market lending; however, in late 2015 we have begun to explore strategic alternatives on how to maximize the value of this business segment, which may include a sale of part or all of the assets or a plan to hold the assets to maturity. We have not concluded on a long-term strategy for this portfolio.
These credit events have helped us continue to modestly grow our primary lending businesses in 2015. We funded $730.9 million of self-originated commercial real estate whole loans in 2015 as compared to $689.4 million in 2014. We funded $179.5 million of new middle market secured corporate loans in 2015 as compared to $243.3 million in 2014.
We continue to see a reduction in our commercial finance assets, specifically in our bank loan portfolio, as we liquidated one of our CLOs in 2015. This trend has caused our net interest income associated with bank loans to decline further in 2015 and we expect the trend to continue in 2016 until our final bank loan is liquidated, which we expect to occur in the second half of the year. We have been and expect to continue to increase our development of capital into our real estate lending platform as our bank loan portfolio reduces and to offset any declines in middle market lending or sale of that business segment.
Our Business Strategy
The core components of our business strategy are:
Investment in real estate and commercial finance assets. We expect to seek portfolio growth primarily through investments in CRE whole loans and, to a lesser extent, B notes, mezzanine debt and CMBS rated below AAA by Standard & Poor’s, or S&P. We have historically invested in commercial finance assets, through directly-originated middle-market loans and bank loan securitizations and in other ABS, structured note investments and debt tranches of CDOs and CLOs. Our middle market lending platform has historically provided credit facilities to private middle market companies where these debt solutions have included first lien, second lien, and unitranche and mezzanine debt. However, as we continue to seek strategic alternatives with respect to our middle-market corporate loan business and have seen a significant decline in our bank loan portfolio, we expect to invest recycled capital as it becomes available from these commercial finance businesses primarily into our commercial real estate lending business, subject to the availability of investment funds and debt financing. Our goal is to have a minimum of 75% of equity invested in CRE assets with a longer-term target of 85-90% with 10-15% invested in commercial finance opportunities, including those with potential for capital appreciation. Our equity at December 31, 2015 was invested 71% in CRE assets, 27% in commercial finance assets and 2% in other investments.
Managing our investment portfolio. As of December 31, 2015, we managed $2.6 billion of assets, including $1.5 billion of assets which were financed and held in variable interest entities, or VIEs. The core of our management process is credit analysis which our Manager and Resource America use to actively monitor our existing investments and as a basis for evaluating new investments. Senior management of our Manager and Resource America has extensive experience in underwriting the credit risk associated with our targeted asset classes and conducts detailed due diligence on all credit-sensitive investments, including the use of proprietary credit stratifications and collateral stress analysis. After we make an investment, the Manager and Resource America engage in active monitoring of our investments for early detection of troubled and deteriorating assets. If a default occurs, we will use our senior management team's asset management experience in seeking to mitigate the severity of any losses, and to optimize the recovery from assets collateralizing the investment.

(Back to Index)

(Back to Index)

Managing our interest rate and liquidity risk. We generally seek to manage interest rate and liquidity risk so as to reduce the effects of interest rate changes on us. In our long-term financing, we seek to match the maturity and repricing dates of our investments with the maturities and repricing dates of our financing. Historically, we have used CDO and CLO vehicles structured for us by our Manager to achieve this goal, and subject to the markets for CDO and CLO financings remaining open, we expect to increase our use of these vehicles in the future. We engage in a number of business activities that are vulnerable to interest and liquidity risk. Our hedging strategy is intended to take advantage of commonly available derivative instruments to reduce, to the extent possible, interest rate and cash flow risks. We use derivative instruments, such as interest rate swaps and interest rate caps in our effort to reduce this risk.
We manage our interest rate and liquidity risk on our short-term financing, principally repurchase agreements, by limiting the amount of our financial exposure under the facilities to either a stated investment amount or a fixed guaranty amount.  At December 31, 2015 with respect to our existing Wells Fargo CMBS facility, we had $25.7 million of short-term debt, and $1.1 million of derivative instruments and pledged collateral of $31.7 million associated with this debt. Our equity at risk was $6.1 million, including net interest due on the financings.  With respect to our Wells Fargo CRE facility, we had a balance of $123.9 million of short-term debt at year end 2015 and pledged collateral of $179.2 million associated with this debt. Our equity at risk was $54.6 million, including net interest due.  As of December 31, 2015, we also had a balance of $57.4 million on short-term 30 day repurchase agreements with various counterparties to finance the purchase of CMBS with pledged collateral of $79.3 million associated with this debt and equity at risk of $22.6 million, including net interest as of December 31, 2015. These borrowings were made on a floating rate basis, which matched the underlying asset collateral on the same floating rate basis to mitigate interest rate risk. For more information concerning our credit and repurchase facilities, see "Management's Discussion and Analysis of Financial Condition and Results of Operations-Liquidity and Capital Resources" and Note 13 of the Notes to Consolidated Financial Statements contained in Item 8 of this report.
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
We have historically used borrowing and securitization strategies, substantially through CDOs, to accomplish our long-term match funding financing strategy. Based upon current conditions in the credit markets for CDOs and CLOs, we expect to modestly increase leverage through new CLO securitizations, and the continued use of our two Wells Fargo facilities in 2016. We may also seek other credit arrangements to finance new investments where we believe we can achieve attractive risk-adjusted returns, subject to availability.
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
General
The table below summarizes the amortized cost and net carrying amount of our investment portfolio, classified by asset type. The following table includes both (i) the amortized cost of our investment portfolio and (ii) the net carrying amount of our investment portfolio for the period presented as follows (in thousands, except percentages):

As of December 31, 2015	Amortized cost	Net Carrying Amount	Percent of portfolio	Weighted average coupon
Loans Held for Investment:
Commercial real estate loans (1):
Whole loans	$1,630,801	$1,627,056	64.02%	5.09%
B notes	15,934	15,919	0.63%	8.68%
Mezzanine loans	45,372	7,293	0.29%	9.01%
Bank loans (4)	134,517	133,235	5.24%	3.80%
Middle market loans (5)	379,452	375,513	14.78%	9.72%
Residential mortgage loans (6)	1,746	1,735	0.07%	4.44%
	2,207,822	2,160,751	85.03%
Loans held for sale (2):
Bank loans	1,475	1,475	0.06%	0.84%
Residential mortgage loans	94,471	94,471	3.72%	3.92%
	95,946	95,946	3.78%
Investments in Available-for-Sale Securities:
CMBS-private placement	158,584	159,424	6.27%	5.21%
RMBS	2,156	2,190	0.08%	4.87%
ABS	41,994	44,214	1.74%	N/A (3)
Corporate Bonds	2,422	2,260	0.09%	4.88%
	205,156	208,088	8.18%
Investment Securities-Trading:
Structured notes	28,576	25,550	1.00%	N/A (3)
RMBS	1,896	—	—%	N/A (3)
	30,472	25,550	1.00%
Other:
Investment in unconsolidated entities	50,030	50,030	1.97%	N/A (3)
Direct financing leases (7)	1,396	931	0.04%	5.66%
	51,426	50,961	2.01%
Total Investment Portfolio	$2,590,822	$2,541,296	100.00%

(1)	Net carrying amount includes an allowance for loan losses of $41.8 million at December 31, 2015, allocated as follows: whole loans $3.7 million, B notes $15,000 and mezzanine loans $38.1 million.

(2)	Loans held for sale are carried at the lower of cost or fair market value. Amortized cost is equal to fair value.

(3)	There is no stated rate associated with these securities.

(4)	Net carrying amount includes allowance for loan losses of $1.3 million at December 31, 2015.

(5)	Net carrying amount includes allowance for loan losses of $3.9 million at December 31, 2015.

(6)	Net carrying amount includes allowance for loan losses of $11,000 at December 31, 2015.

(7)	Net carrying amount includes allowance for loan losses of $465,000 at December 31, 2015.

(Back to Index)

(Back to Index)

Commercial Real Estate-Related Investments
Whole loans.  We originate predominantly first mortgage loans, or whole loans, directly to borrowers. The direct origination of whole loans enables us to better control the structure of the loans and to maintain direct lending relationships with the borrowers. We may create senior tranches of a loan we originate, consisting of an A note (described below), B notes (described below), and mezzanine loans or other participations, which we may hold or sell to third parties. We do not obtain ratings on these investments. With respect to our portfolio at December 31, 2015, our whole loan investments have loan to value, or LTV, ratios that typically do not exceed 80%. Typically whole loan mortgages will have terms of three years to five years, and are generally structured with an original term of up to three years, with one-year extensions that bring the loan to a maximum term of five years. We expect to hold our whole loans to their maturity.
Senior interests in whole loans (A notes). Historically, we have invested in senior interests in whole mortgage loans, referred to as A notes, either directly originated or purchased from third parties. We do not obtain ratings on these investments. Our typical A note investment has an LTV ratio not exceeding 70% and we expect to hold our A note investments to their maturity. We did not hold any such investments at December 31, 2015.
Subordinate interests in whole loans (B notes).  To a lesser extent we invest in subordinate interests in whole loans, referred to as B notes, which we either directly originate or purchase from third parties. B notes are loans secured by a first mortgage but are subordinated to an A note. The subordination of a B note is generally evidenced by an intercreditor or participation agreement between the holders of the A note and the B note. In some instances, the B note lender may require a security interest in the stock or partnership interests of the borrower as part of the transaction. B note lenders have the same obligations, collateral and borrower as the A note lender, but typically are subordinated in recovery upon a default to the A note lender. B notes share certain credit characteristics with second mortgages in that both are subject to greater credit risk with respect to the underlying mortgage collateral than the corresponding first mortgage or A note. We do not obtain ratings on these investments. With respect to our portfolio at December 31, 2015, at origination, our B note investments had LTV ratios between 55% and 80%. Typical B note investments will have terms of three years to five years, and are generally structured with an original term of up to three years, with one-year extensions that bring the loan to a maximum term of five years. We expect to hold our B note investments to their maturity.
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
Mezzanine financing.  We also invest in mezzanine loans that are senior to the borrower's equity in, and subordinate to a first mortgage loan on, a property. These loans are secured by pledges of ownership interests, in whole or in part, in entities that directly own the real property. In addition, we may require other collateral to secure mezzanine loans, including letters of credit, personal guarantees of the principals of the borrower, or collateral unrelated to the property. We may structure our mezzanine loans so that we receive a stated fixed or variable interest rate on the loan as well as a percentage of gross revenues and a percentage of the increase in the fair market value of the property securing the loan, payable upon maturity, refinancing or sale of the property. Our mezzanine loans may also have prepayment lockouts, penalties, minimum profit hurdles and other mechanisms to protect and enhance returns in the event of premature repayment. With respect to our portfolio at December 31, 2015, at origination, our mezzanine investments had LTV ratios between 65% and 90%. We expect the stated maturity of our mezzanine financings to range from three to five years. Mezzanine loans typically have maturities that match the maturity of the related mortgage loans but may have shorter or longer terms. We expect to hold these investments to maturity.

(Back to Index)

(Back to Index)

The following charts describe the loan type, property type and the geographic breakdown of our CRE loan portfolio as of December 31, 2015 (based on book value):

(Back to Index)

(Back to Index)

As these charts demonstrate, our portfolio contains a diversified mix of property types with all of the portfolio focusing on four types: multifamily – 43%; retail – 22%; office – 22% and hotel – 13%.
Approximately 29% of our portfolio is in California, which we split into Southern (17%) and Northern (12%) regions.  Within the Southern California region, we have all of our portfolio in whole loans and in four property types:  hotel – 31%, retail – 40%, multifamily – 20% and office – 9%.  Within the Northern California region, we have all of our portfolio in whole loans with 94% in two property types: office – 51% and retail – 43%.  We also hold 27% of our portfolio in Texas. Within the state of Texas, we have all of our portfolio in whole loans with 90% in two property types: multifamily – 76% and office – 14%.  As noted in these statistics, this portfolio is made up primarily of whole loans where we are able to better control the structure of the loan and maintain a direct lending relationship with the borrower.  We view the investment and credit strategy as being adequately diversified across property type and loan type across the Southern and Northern California regions and Texas.
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
Commercial Real Estate Investments
In 2011, we began to invest directly in the ownership of commercial real estate, restructuring two real estate loans to take control of properties where we believed we could protect capital and ultimately generate capital appreciation. We later acquired two multi-family real estate assets, one through a joint venture and the other directly wholly-owned by us, as well as a hotel property. We sold the wholly-owned multi-family property at a substantial gain of $16.6 million in 2013, and divested the remaining commercial real estate assets during 2014 at a gain of $6.1 million. As of December 31, 2015 and December 31, 2014, we were not directly invested in the ownership of any commercial real estate assets. We primarily used a related party, Resource Real Estate, a subsidiary of Resource America, to manage these assets on our behalf.
Other Real Estate Investments
We have invested in a joint venture that makes high-yield investments in a broad range of CRE assets through a variety of debt instruments, including mezzanine loans, B notes, preferred equity, and whole loans including bridge financing. Our joint venture investment balance was $6.5 million at December 31, 2015.
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
Residential Mortgage Origination
Primary Capital Mortgage, LLC, or PCM, is a residential mortgage lender and servicer offering home loans in 41 states as of December 31, 2015 primarily through wholesale and consumer direct channels.  PCM primarily originates agency and non-agency mortgage loans for the purpose of selling these loans to the appropriate federal agency and other investors.  PCM originated $1.1 billion of agency mortgage loans and $156.0 million of prime jumbo loans in 2015.  During 2016, PCM expects to continue to expand geographically and increase its non-agency mortgage production. As of December 31, 2015, PCM serviced over $2.0 billion of residential mortgage loans.

(Back to Index)

(Back to Index)

Commercial Finance Investments
Subject to limitations imposed by REIT qualification standards and requirements for exclusion from regulation under the Investment Company Act, we may invest in the following commercial finance assets:
Middle market loans. We make both senior and subordinated, secured and unsecured loans to middle market companies. either through directly originated transactions or purchases from third parties. Our middle market loan portfolio focuses on privately held companies in a broad variety of industries with an EBITDA between $5.0 million and $50.0 million and a target investment of $10.0 million to $40.0 million. Loans may also include revolving credit facilities, under which the lender is obligated to advance funds to the borrower under the credit facility as requested by the borrower from time to time.  We expect that most of these loans will be secured by liens on the assets of, and, to a lesser extent, by mortgages on real properties of the borrowers.  Certain loans in our middle market portfolio may have an interest-only payment schedule, with the principal amount remaining outstanding and at risk until the maturity of the loan.  Typical middle market loans will have terms between three years and six years. These loans may include restrictive financial and operating covenants. In conjunction with some loans, we may also make minority equity investments. The following chart describes the industry breakdown of our middle market loans as of December 31, 2015 (based on carrying value):

(Back to Index)

(Back to Index)

Bank loans. Historically, we have acquired senior and subordinated, secured and unsecured loans made by banks or other financial entities. We may, in the future, make similar investments consistent with our business strategy. Bank loans may also include revolving credit facilities, under which the lender is obligated to advance funds to the borrower under the credit facility as requested by the borrower from time to time. Some of these loans may have an interest-only payment schedule, with the principal amount remaining outstanding and at risk until the maturity of the loan. These loans may include restrictive financial and operating covenants. Our bank loans are in several industry categories including, Automobile – 13.5%, Diversified/Conglomerate Service – 13.0%, Retail – 9.6%, Healthcare, Education and Childcare – 8.3%, Chemicals, Plastics and Rubber – 8.0%. and Hotels, Motels, Inns and Gaming – 7.2%. All other industry categories comprise 40.4% of the portfolio.
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
Trust preferred securities and other ABS.  We do not have any investments in trust preferred securities or other ABS as of December 31, 2015. With certain exceptions relating to smaller banking institutions, the Dodd-Frank Act provided for a phase out of the use of trust preferred securities as primary regulatory capital for financial institutions which has resulted in a lack of new issuances. Accordingly, we do not expect to make trust preferred securities investments in the future.
Competition
See Item 1A “Risk Factors - Risks Related to Our Investments "We may face competition for suitable investments."
Management Agreement
We have a management agreement with the Manager and Resource America under which the Manager provides the day-to-day management of our operations. The agreement has been amended several times over the years. The management agreement requires the Manager to manage our business affairs in conformity with the policies and investment guidelines established by our board of directors. The Manager's role as manager is under the supervision and direction of our board of directors. The Manager is responsible for the selection, purchase and sale of our portfolio investments, our financing activities, and providing us with investment advisory services. The Manager also provides us with a Chairman of the Board, a Chief Financial Officer, Chief Accounting Officer, several accounting and tax professionals and an investor relations officer (on a shared basis). The Manager receives fees and is reimbursed for its expenses as follows:

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

•
Reimbursement of the Manager for the expense of the wages, salaries and benefits of our Chairman, our Chief Financial Officer, Chief Accounting Officer, several accounting and tax professionals and 50% of the salary and benefits of the director of investor relations.

In November 2013, we amended the management agreement to allow an ancillary operating subsidiary to directly incur and pay all of its own operating costs and expenses, including compensation to employees and reimbursement of any compensation costs incurred by the Manager for the personnel principally devoted to such ancillary operating subsidiary.

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
As amended, the management agreement has a current term ending on March 31, 2016. The agreement provides for automatic one year renewals on each March 31 thereafter until terminated. Our board of directors reviews the Manager's performance annually. The management agreement may be terminated annually upon the affirmative vote of at least two-thirds of our independent directors, or by the affirmative vote of the holders of at least a majority of the outstanding shares of our common stock, based upon unsatisfactory performance that is materially detrimental to us or a determination by our independent directors that the management fees payable to the Manager are not fair, subject to the Manager's right to prevent such a compensation termination by accepting a mutually acceptable reduction of management fees. Our board of directors must provide 180 days' prior notice of any such termination. If we terminate the management agreement, the Manager is entitled to a termination fee equal to four times the sum of the average annual base management fee and the average annual incentive compensation earned by the Manager during the two 12-month periods immediately preceding the date of termination, calculated as of the end of the most recently completed fiscal quarter before the date of termination.
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
We believe that RCC Real Estate, Inc., the subsidiary that as of December 31, 2015, held all of our commercial real estate loan assets, is excluded from Investment Company Act regulation under Sections 3(c)(5)(C) and 3(c)(6), provisions designed for companies that do not issue redeemable securities and are primarily engaged in the business of purchasing or otherwise acquiring mortgages and other liens on and interests in real estate. To qualify for this exclusion, at least 55% of RCC Real Estate's assets must consist of mortgage loans and other assets that are considered the functional equivalent of mortgage loans for purposes of the Investment Company Act, and interests in real properties, which we refer to as “qualifying real estate assets.” Moreover, 80% of RCC Real Estate's assets must consist of qualifying real estate assets and other real estate-related assets. RCC Real Estate has not issued, and does not intend to issue, redeemable securities.

(Back to Index)

(Back to Index)

We treat our investments in whole mortgage loans, specific types of B notes and specific types of mezzanine loans as qualifying real estate assets for purposes of determining our eligibility for the exclusion provided by Section 3(c)(5)(C) to the extent such treatment is consistent with guidance provided by the Securities and Exchange Commission, or SEC, or its staff. We believe that SEC staff guidance allows us to treat B notes as qualifying real estate assets where we have unilateral rights to instruct the servicer to foreclose upon a defaulted mortgage loan, replace the servicer in the event the servicer, in its discretion, elects not to foreclose on such a loan, and purchase the A note in the event of a default on the mortgage loan. We believe, based upon an analysis of existing SEC staff guidance, that we may treat mezzanine loans as qualifying real estate assets where (i) the borrower is a special purpose bankruptcy-remote entity whose sole purpose is to hold all of the ownership interests in another special purpose entity that owns commercial real property, (ii) both entities are organized as limited liability companies or limited partnerships, (iii) under their organizational documents and the loan documents, neither entity may engage in any other business, (iv) the ownership interests of either entity have no value apart from the underlying real property which is essentially the only asset held by the property-owning entity, (v) the value of the underlying property in excess of the amount of senior obligations is in excess of the amount of the mezzanine loan, (vi) the borrower pledges its entire interest in the property-owning entity to the lender which obtains a perfected security interest in the collateral, and (vii) the relative rights and priorities between the mezzanine lender and the senior lenders with respect to claims on the underlying property is set forth in an intercreditor agreement between the parties which gives the mezzanine lender certain cure and purchase rights in case there is a default on the senior loan. If the SEC staff provides future guidance that these investments are not qualifying real estate assets, we will treat them, for purposes of determining our eligibility for the exclusion provided by Section 3(c)(5)(C), as real estate-related assets or miscellaneous assets, as appropriate. Historically, we have held “whole pool certificates” in mortgage loans, although, at December 31, 2015 and 2014, we had no whole pool certificates in our portfolios. Pursuant to existing SEC staff guidance, we consider whole pool certificates to be qualifying real estate assets. A whole pool certificate is a certificate that represents the entire beneficial interest in an underlying pool of mortgage loans. By contrast, a certificate that represents less than the entire beneficial interest in the underlying mortgage loans is not considered to be a qualifying real estate asset for purposes of the 55% test, but constitutes a real estate-related asset for purposes of the 80% test. We do not expect that investments in CDOs, ABS, bank loans, lease receivables, trust preferred securities and private equity will constitute qualifying real estate assets. Moreover, to the extent that these investments are not backed by mortgage loans or other interests in real estate, they will not constitute real estate-related assets. Instead, they will constitute miscellaneous assets, which can constitute no more than 20% of RCC Real Estate's assets.
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
Of our other subsidiaries, RCC Commercial, Inc. ("RCC Commercial"), RCC Commercial II, Inc. ("Commercial II"), RCC Commercial III, Inc. ("Commercial III"), Resource TRS, Inc. ("Resource TRS"), Resource TRS II, Inc. ("Resource TRS II"), Resource TRS III, Inc. ("Resource TRS III"), Resource TRS IV, Inc. ("Resource TRS IV"), Resource TRS V, Inc. ("Resource TRS V"), RSO EquityCo, LLC ("RSO Equity"), RCC Residential Portfolio, Inc. ("RCC Resi Portfolio"), RCC Residential Portfolio TRS, Inc. ("RCC Resi TRS") and Long Term Care Conversion, Inc., ("LTCC"), do not qualify for the Section 3(c)(5)(C) exclusion. However, we believe they qualify for exclusion under either Section 3(c)(1) or 3(c)(7). As required by these exclusions, we will not allow any of these entities to make, or propose to make, a public offering of its securities. In addition, with respect to those subsidiaries for which we rely upon the Section 3(c)(1) exclusion, and as required thereby, we limit the number of holders of their securities to not more than 100 persons calculated in accordance with the attribution rules of Section 3(c)(1) and, with respect to those subsidiaries for which we rely on the Section 3(c)(7) exclusion, and as required thereby, we limit ownership of their securities to “qualified purchasers.” If we form other subsidiaries, we must ensure that they qualify for an exemption or exclusion from regulation under the Investment Company Act.
Moreover, we must ensure that Resource Capital Corp. itself qualifies for an exclusion from regulation under the Investment Company Act. We will do so by monitoring the value of our interests in our subsidiaries so that we can ensure that Resource Capital Corp. meets the 40% test. Our interest in RCC Real Estate does not constitute an “investment security” for purposes of the 40% test, but our interests in RCC Commercial, Commercial II, Commercial III, Resource TRS, Resource TRS II, Resource TRS III, Resource TRS IV, Resource TRS V, RSO Equity, RCC Resi Portfolio, RCC Resi TRS and LTCC do. Accordingly, we must monitor the value of our interest in these subsidiaries to ensure that the value of our interests in them never exceeds 40% of the value of our total assets.

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
Employees
We have no direct employees, except for those who work for PCM, our residential mortgage origination company acquired in 2013. Under our management agreement, the Manager provides us with all management and support personnel and services necessary for our day-to-day operations, except for PCM's operations. To provide its services, the Manager draws upon the expertise and experience of Resource America. In April 2012, Resource America and its affiliated entities including (with respect to managing our bank loans and related CLO portfolios) formed a joint venture, CVC Credit Partners, in which Resource America has retained a 24% partnership interest. We continue to rely on the expertise of employees of this venture to manage certain of our assets. As of December 31, 2015, Resource America had 704 full-time employees, including 101 asset management professionals and 603 support personnel. Under our management agreement, the Manager also must provide us with our Chairman, our Chief Financial Officer, Chief Accounting Officer and several accounting and tax professionals, each of whom is exclusively dedicated to our operations, as well as a director of investor relations who is 50% dedicated to our operations. We bear the expense of the wages, salaries and benefits of our Chairman, our Chief Financial Officer, Chief Accounting Officer, the accounting and tax professionals dedicated to us, and 50% of the salary and benefits of the director of investor relations.
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
We depend upon the availability of adequate debt and equity capital for growth in our operations. Although we have been able to raise both debt and equity capital in the past three years, recent market and economic conditions have made obtaining additional equity capital highly dilutive to existing shareholders and may possibly affect our ability to raise debt capital. If current economic conditions were to deteriorate, our ability to access debt or equity capital on acceptable terms, could be further limited, which could limit our ability to generate growth, our profitability, our ability to make distributions and the market price of our common stock. In addition, as a REIT, we must distribute annually at least 90% of our REIT taxable income, determined without regard to the deduction for dividends paid and excluding net capital gain, to our stockholders and are therefore not able to retain significant amounts of our earnings for new investments. While we may, through our taxable REIT subsidiaries, or TRSs, retain earnings as new capital, we are subject to REIT qualification requirements which limit the value of TRS stock and securities relative to the other assets owned by a REIT.
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
Our equity holdings and, when we acquire debt interests in CDOs, our debt interests, if any, generally are subordinate in right of payment to the other classes of debt securities issued by the CDO entity. Accordingly, if overcollateralization tests are not met, distributions on the subordinated debt and equity we hold in these CDOs will cease, resulting in a substantial reduction in our cash flow. Other tests (based on delinquency levels, interest coverage or other criteria) may restrict our ability to receive cash distributions from assets collateralizing the securities issued by the CDO entity. Although at December 31, 2015, all of our CDOs met their performance tests, we cannot assure you that our CDOs will satisfy the performance tests in the future. For information concerning compliance by our CDOs with their over-collateralization tests, see “Management's Discussion and Analysis of Financial Condition and Results of Operation - Summary of CDO and CLO Performance Statistics.”
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
Historically, we have financed a significant portion of our assets through the use of CDOs and CLOs, and have accumulated assets for these financings through short-term credit facilities, typically repurchase agreements or warehouse facilities. Depending upon market condition, and, consequently, the extent to which such financing is available to us, we expect to seek similar financing arrangements in the future. In addition to risks discussed above, these arrangements could expose us to other credit risks, including the following:

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
Approximately 99% of our interest rate hedging arrangements are with a single counterparty and, as a consequence, our hedging strategy may fail if that counterparty defaults in its obligations.
As of December 31, 2015, approximately 99% of our outstanding interest rate hedges, with a notional amount of $101.7 million, were with Credit Suisse International, or CS. Were CS to default in its obligations under these hedging arrangements, we would lose the hedge protection for which we had contracted which, depending upon market conditions, could result in significant losses to us. We cannot assure you that we could replace the defaulted hedges or that the terms of any replacement hedges we could obtain would be on similar terms, or as to the cost to us of obtaining replacement hedges.
All of our foreign currency hedging arrangements are with a single counterparty and, as a consequence, our hedging strategy may fail if that counterparty defaults in its obligations.
As of December 31, 2015, all of our outstanding foreign currency hedging arrangements, with a notional amount of $24.9 million, were with Wells Fargo Bank N.A., or Wells Fargo. Were Wells Fargo to default in its obligations under these hedging arrangements, we would lose the hedge protection for which we had contracted which, depending upon market conditions, could result in significant losses to us. We cannot assure you that we could replace the defaulted hedges or that the terms of any replacement hedges we could obtain would be on similar terms, or as to the cost to us of obtaining replacement hedges.
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
We maintain an allowance for loan losses to provide for loan defaults and non-performance by borrowers of their obligations.  Our allowance for loan losses may not be adequate to cover actual future loan losses and future provisions for loan losses could materially reduce our income.  We base our allowance for loan losses on prior experience, as well as an evaluation of risks in the current portfolio.  However, losses have in the past, and may in the future, exceed our current estimates, and the difference could be substantial.  The amount of future losses is susceptible to changes in economic, operating and other conditions that may be beyond our control, including changes in interest rates, changes in borrowers' creditworthiness and the value of collateral securing loans.  Additionally, if we seek to expand our loan portfolios, we may need to make additional provisions for loan losses to ensure that the allowance remains at levels deemed appropriate by our management for the size and quality of our portfolios. While we believe that our allowance for loan and lease losses at December 31, 2015 is adequate to cover our anticipated losses, we cannot assure you that it will not increase in the future. Any increase in our allowance for loan losses will reduce our income and, if sufficiently large, could cause us to incur loss.

(Back to Index)

(Back to Index)

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
Our assets include bank loans, ABS and Corporate Bonds which will carry higher risks of loss than our real estate-related portfolio.
Subject to maintaining our qualification as a REIT and exclusion from regulation under the Investment Company Act, we invest in bank loans, ABS and Corporate Bonds. Our bank loan investments, ABS investments or our Corporate Bond investments, which are principally backed by small business and bank loans, may not be secured by mortgages or other liens on assets or may involve higher loan-to-value ratios than our real estate-related investments. Our bank loan investments, ABS investments and our Corporate Bond investments backed by loans, include loans with a par amount of $141.7 million at December 31, 2015 that have an interest-only payment schedule or a schedule that does not fully amortize principal over the term of the loan, which will make repayment of loans depend upon the borrowers' liquidity or ability to refinance the loans at maturity. Numerous factors affect a borrower's ability to repay or refinance loans at maturity, including national and local economic conditions, a downturn in a borrower's industry, loss of one or more principal customers and conditions in the credit markets. A deterioration in a company's financial condition or prospects may be accompanied by a deterioration in the collateral for the bank loan or any ABS or Corporate Bond backed by such company's loans.
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
Commercial mortgage loans are secured by, and mezzanine loans depend on, the performance of the underlying property and are subject to risks of delinquency and foreclosure, and risks of loss, that are greater than similar risks associated with loans made on the security of single-family residential properties. The ability of a borrower to repay a loan secured by or dependent upon an income-producing property typically depends primarily upon the successful operation of the property rather than upon the existence of independent income or assets of the borrower. If the net operating income of the property is reduced, the borrower's ability to repay the loan may be impaired. Net operating income of an income producing property can be affected by, among other things:

•	tenant mix, success of tenant businesses, tenant bankruptcies and property management decisions;

•	property location and condition;

•	competition from comparable types of properties;

•	changes in laws that increase operating expenses or limit rents that may be charged;

•	any need to address environmental contamination at the property;

•	the occurrence of any uninsured casualty at the property;

(Back to Index)

(Back to Index)

•	changes in national, regional or local economic conditions and/or the conditions of specific industry segments in which the lessees may operate;

•	declines in regional or local real estate values;

•	declines in regional or local rental or occupancy rates;

•	increases in interest rates, real estate tax rates and other operating expenses;

•	the availability of debt or equity financing;

•	increases in costs of construction material;

•	changes in governmental rules, regulations and fiscal policies, including environmental legislation and zoning laws; and

•	acts of God, terrorism, social unrest and civil disturbances.
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
For a discussion of additional risks associated with mezzanine loans, see -“Investing in mezzanine debt and mezzanine or other subordinated tranches of CMBS, bank loans and other ABS involves greater risks of loss than senior secured debt investments.”
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
Historically, we have invested in B notes. A B note is a loan typically secured by a first mortgage on a single large commercial property or group of related properties and subordinated to a senior note secured by the same first mortgage on the same collateral. As a result, if a borrower defaults, there may not be sufficient funds remaining for B note owners after payment to the senior note owners. Since each transaction is privately negotiated, B notes can vary in their structural characteristics and risks. For example, the rights of holders of B notes to control the process following a borrower default may be limited in certain investments. We currently own one B note, with a book value of $15.9 million, and do not expect that we will make further B note investments during 2016. However, depending upon market and economic conditions, we could resume making B note investments at any time. B notes are less liquid than other forms of commercial real estate debt investments, such as CMBS, and, as a result, we may be able to dispose of underperforming or non-performing B note investments only at a significant discount to book value.

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
The obligation of the Manager under the management agreement is to render its services in good faith. It will not be responsible for any action taken by our board of directors or investment committee in following or declining to follow its advice and recommendations. Furthermore, as discussed above under − “Risks Related to Our Manager,” it will be difficult and costly for us to terminate the management agreement without cause. In addition, we will indemnify the Manager, Resource America and their officers and affiliates for any actions taken by them in good faith.
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

We intend to make distributions to our stockholders in a manner intended to satisfy the 90% distribution requirement and to distribute all or substantially all of our net taxable income to avoid both corporate income tax and the 4% nondeductible excise tax.  There is no requirement that a domestic TRS distribute its after-tax net income to its parent REIT or their stockholders and our U.S. TRSs may determine not to make any distributions to us.  However, non-U.S. TRSs, such as Apidos CDO I, Apidos CDO III, Apidos Cinco CDO, Apidos CLO VIII, Whitney CLO I, Harvest CLO VII, Moselle CLO, Harvest CLO VIII, Harvest X Investor, Harvest X CLO, and Harvest CLO XV Designated Activity Company, which we discuss in “Management's Discussion and Analysis of Financial Conditions and Results of Operations,” will generally be deemed to distribute their earnings to us on an annual basis for federal income tax purposes, regardless of whether such TRSs actually distribute their earnings.
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

(Back to Index)

(Back to Index)

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
A REIT may own up to 100% of the securities of one or more TRSs. A TRS may earn specified types of income or hold specified assets that would not be qualifying income or assets if earned or held directly by the parent REIT. Both the subsidiary and the REIT must jointly elect to treat the subsidiary as a TRS. A corporation of which a TRS directly or indirectly owns more than 35% of the voting power or value of the stock will automatically be treated as a TRS. Overall, no more than 25% (20% for year beginning after December 31, 2017) of the value of a REIT's assets may consist of stock or securities of one or more TRSs. A TRS will pay federal, state and local income tax at regular corporate rates on any income that it earns, whether or not it distributes that income to us. In addition, the TRS rules limit the deductibility of interest paid or accrued by a TRS to its parent REIT to assure that the TRS is subject to an appropriate level of corporate taxation. The rules also impose a 100% excise tax on certain transactions between a TRS and its parent REIT that are not conducted on an arm's-length basis.
Resource TRS, Resource TRS II, Resource TRS III, Resource TRS IV, Resource TRS V, LTCC, Resource Residential, Inc., and RCC Resi TRS each will pay federal, state and local income tax on its taxable income, and its after-tax net income is available for distribution to us but is not required to be distributed to us. Income that is not distributed to us by our U.S. TRSs will not be subject to the REIT 90% distribution requirement and therefore will not be available for distributions to our stockholders. We anticipate that the aggregate value of the securities we hold in our TRSs will be less than 25% (20% for year beginning after December 31, 2017) of the value of our total assets, including our TRS securities. We will monitor the compliance of our investments in TRSs with the rules relating to value of assets and transactions not on an arm's-length basis. We cannot assure you, however, that we will be able to comply with such rules.
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
We likely will be required to include in our income, even without the receipt of actual distributions, earnings from our foreign TRSs, including from our current and contemplated equity investments in CDOs, such as our investment in Apidos Cinco CDO, Harvest CLO VII, Harvest CLO VIII, and Harvest CLO XV Designated Activity Company.  We intend to treat certain of these income inclusions as qualifying income for purposes of the 95% gross income test applicable to REITs but not for purposes of the REIT 75% gross income test.  The provisions that set forth what income is qualifying income for purposes of the 95% gross income test provide that gross income derived from dividends, interest and other enumerated classes of passive income qualify for purposes of the 95% gross income test.  Income inclusions from equity investments in our foreign TRSs are technically neither dividends nor any of the other enumerated categories of income specified in the 95% gross income test for U.S. federal income tax purposes, and there is no clear precedent with respect to the qualification of such income for purposes of the REIT gross income tests. However, based on advice of counsel, we intend to treat such income inclusions, to the extent distributed by a foreign TRS in the year accrued, as qualifying income for purposes of the 95% gross income test.  In addition, in 2011, the IRS issued a private letter ruling to a REIT reaching a result consistent with our treatment.  Nevertheless, because this income does not meet the literal requirements of the REIT provisions, it is possible that the IRS could successfully take the position that it is not qualifying income. In the event that it was determined not to qualify for the 95% gross income test, we would be subject to a penalty tax with respect to the income to the extent it and other nonqualifying income exceeds 5% of our gross income and/or we could fail to qualify as a REIT.  See “Federal Income Tax Consequences of Our Qualification as a REIT.”  In addition, if such income was determined not to qualify for the 95% gross income test, we would need to invest in sufficient qualifying assets, or sell some of our interests in our foreign TRSs to ensure that the income recognized by us from our foreign TRSs or such other corporations does not exceed 5% of our gross income, or cease to qualify as a REIT.
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

(Back to Index)

(Back to Index)

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
Inapplicable.

ITEM 2.	PROPERTIES
Philadelphia, Pennsylvania:
We maintain offices through our Manager.  Our Manager and Resource America maintains executive and corporate offices at One Crescent Drive in the Philadelphia Navy Yard, Philadelphia, Pennsylvania, under a lease for 20,234 square feet that expires in May 2019.
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
On September 2015, Daren Levin filed a putative class action in the United States District Court for the Southern District of New York on behalf of all persons who purchased our common stock between March 2, 2015 and August 4, 2015.  On November 24, 2015, the Court appointed Douglas Drees as the lead plaintiff in the action, and thereafter entered a stipulation and order directing the lead plaintiff to file an amended complaint.  On February 12, 2016, the lead plaintiff filed an amended complaint, alleging that we and certain of our officers and directors materially misrepresented certain risks of our commercial loan portfolio and our processes and controls for assessing the quality of our portfolio.  Based on these allegations, the amended complaint asserts claims for violation of the securities laws and seeks a variety of relief, including unspecified monetary damages as well as costs and attorneys’ fees.  We believe the amended complaint is without merit and intend to defend ourselves vigorously.
In December 2015, Josh Reaves filed a shareholder derivative suit in the Supreme Court of New York alleging that our directors and certain officers breached their fiduciary duties by causing us to misrepresent certain risks of our commercial loan portfolio, by failing to employ adequate internal and financial controls, and by failing to disclose the alleged internal control deficiencies.  The Complaint, which has not yet been served on us, purports to seek relief on behalf of us for unspecified damages as well as costs and attorneys’ fees.  We believe that the Plaintiff, who failed to make a pre-suit demand on the Board, lacks standing to assert claims derivatively on our behalf, and we intend to respond accordingly in the event that it is served.
PCM is a party to various claims and legal proceedings at various times. If they believe that a loss arising from any of these matters is probable and can be reasonably estimated, the loss is recorded. Some of these claims may relate to claims for repurchases or indemnifications on loans that PCM has sold to investors.  Such claims are included in the reserve for mortgage repurchases and indemnifications. There was no additional accrual for litigation outcomes at December 31, 2015 and 2014.
On May 13, 2014, ResCap Liquidating Trust (“ResCap”) as successor to Residential Funding Company, LLC (“RFC”), filed an adversary proceeding against PCM in United States Bankruptcy Court of the Southern District of New York.  ResCap has sued some 90 sellers of residential mortgage loans for alleged breaches of warranty in various loans sold to RFC.  RFC contends that such breaches caused it damages from loan losses and liability to other transferees of the loans.  The case remains pending and has been consolidated with other cases for discovery and pre-trial purposes.  PCM intends to defend the action vigorously.

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
Market Information
Our common stock has been listed on the NYSE under the symbol “RSO” since our initial public offering in February 2006. The following table sets forth for the indicated periods the high and low prices for our common stock, as reported on the NYSE, and the dividends declared and paid during our past two fiscal years:

	High (2)	Low (2)	Dividends Declared (2)
December 31, 2015
Fourth Quarter (1)	$13.72	$10.15	$0.42
Third Quarter	$15.64	$11.06	$0.64
Second Quarter	$18.20	$15.44	$0.64
First Quarter	$20.28	$18.04	$0.64

December 31, 2014
Fourth Quarter	$21.44	$19.16	$0.80
Third Quarter	$22.52	$19.48	$0.80
Second Quarter	$23.60	$21.44	$0.80
First Quarter	$24.32	$22.08	$0.80

(1)	We distributed a regular dividend of $0.42 on January 28, 2016 to stockholders of record as of December 31, 2015.

(2)
Effective August 31, 2015, we completed a one-for-four reverse stock split of our outstanding common stock. All amounts stated give retroactive effect to the reverse stock split for all periods presented for comparison purposes.

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
As of March 1, 2016, there were 31,441,991 common shares outstanding held by 443 persons of record.
See Item 12. - “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters” for information relating to securities authorized for issuance under our equity compensation plans.
Our 8.50% Series A Cumulative Redeemable Preferred Stock, or Series A Preferred Stock, are listed on the NYSE and traded under the symbol “RSOPrA.” The Series A Preferred shares were first issued in the second quarter of 2012. We declared a dividend per share of $0.27153 on the Series A Preferred Stock for the second quarter of 2012, representing a proration of the specified dividend for the quarter and for the period during which the Series A Preferred Stock were outstanding. In each subsequent quarter, we have declared and paid the specified dividend per share of $0.53125. No dividends are currently in arrears on the Series A Preferred Stock.
Our 8.25% Series B Cumulative Redeemable Preferred Stock, or Series B Preferred Stock, are listed on the NYSE and traded under the symbol “RSOPrB.” The Series B Preferred shares were first issued in the third quarter of 2012. We declared a dividend per share of $0.16042 on the Series B Preferred Stock for the third quarter of 2012, representing a proration of the specified dividend for the quarter and for the period during which the Series B Preferred Stock were outstanding. In each subsequent quarter, we have declared and paid the specified dividend per share of $0.515625. No dividends are currently in arrears on the Series B Preferred Stock.
Our Series C 8.625% Cumulative Redeemable Preferred Stock, or Series C Preferred Stock, are listed on the NYSE and traded under the symbol “RSOPrC.” The Series C Preferred shares were first issued in the second quarter of 2014, We declared a dividend per share of $0.299479 on the Series C Preferred Stock for the second quarter of 2014, representing a proration of the specified dividend for the quarter and for the period during which the Series C Preferred Stock were outstanding. In each subsequent quarter, we have declared and paid the specified dividend per share of $0.5390625. No dividends are currently in arrears on the Series C Preferred Stock.

(Back to Index)

(Back to Index)

Performance Graph
The following line graph presentation compares cumulative total shareholder returns of our common stock with the Russell 2000 Index and the NAREIT All REIT Index for the period from December 31, 2010 to December 31, 2015. The graph and table assume that $100 was invested in each of our common stock, the Russell 2000 Index and the NAREIT All REIT Index on December 31, 2010, and that all dividends were reinvested. This data as furnished by the Research Data Group.
*$100 invested on 12/31/10 in stock or index, including reinvestment of dividends.
Fiscal year ending December 31,

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

	As of and for the Years Ended December 31,
	2015	2014	2013	2012	2011
Consolidated Statement of Operations Data:
REVENUES:
Interest income	$158,077	$126,907	$117,976	$133,330	$109,874
Interest expense	65,653	45,473	61,010	42,792	32,186
Net interest income	92,424	81,434	56,966	90,538	77,688
Other revenues	9,575	9,571	6,094	7,137	10,834
Rental income	—	8,441	19,923	11,463	3,656
Total revenues	101,999	99,446	82,983	109,138	92,178
OPERATING EXPENSES	119,713	64,995	60,999	63,850	50,103
	(17,714)	34,451	21,984	45,288	42,075

OTHER INCOME (EXPENSE)
Equity in earnings of unconsolidated subsidiaries	2,388	4,767	949	(2,709)	112
Net realized and unrealized gain (loss) on sales of investment securities available-for-sale and loans and derivatives	35,703	15,283	9,637	4,106	2,643
Net realized and unrealized (loss) gain on investment securities, trading	(547)	(2,818)	(324)	12,435	837
Unrealized gain (loss) and net interest income on linked transactions, net	235	7,850	(3,841)	728	216
(Loss) on reissuance/gain on extinguishment of debt	(1,403)	(4,442)	—	16,699	3,875
Gain on sale of real estate	206	6,127	16,616	—	—
Other income (expense)	60	(1,262)	391	2,498	(6)
Total other income (expense)	36,642	25,505	23,428	33,757	7,677
NET INCOME BEFORE TAXES	18,928	59,956	45,412	79,045	49,752
Income tax (expense) benefit	(1,745)	2,212	1,041	(14,602)	(12,036)
NET INCOME	17,183	62,168	46,453	64,443	37,716
Net (income) loss allocated to preferred shares	(24,437)	(17,176)	(7,221)	(1,244)	—
Net (income) loss allocable to non-controlling interest, net of taxes	(6,628)	(965)	—	—	—
NET INCOME (LOSS) ALLOCABLE TO COMMON SHARES	$(13,882)	$44,027	$39,232	$63,199	$37,716

(Back to Index)

(Back to Index)

	As of and for the Years Ended December 31,
	2015	2014	2013	2012	2011
Consolidated Balance Sheet Data:
Cash and cash equivalents	$78,756	$79,905	$262,270	$85,278	$43,116
Restricted cash	40,635	122,138	63,309	94,112	142,806
Investment securities, trading	25,550	20,786	11,558	24,843	38,673
Investment securities available-for-sale, pledged as collateral, at fair value	162,306	197,800	162,608	195,200	136,188
Investment securities available-for-sale, at fair value	45,782	77,920	52,698	36,390	4,678
Investment in real estate	—	—	29,778	75,386	48,027
Loans, pledged as collateral and net of allowances of $47.5 million, $4.6 million, $13.8 million, $17.7 million and $27.5 million	2,160,751	1,925,980	1,369,526	1,793,780	1,772,063
Loans held for sale ($94.5 million and $113.4 million at fair value)	95,946	113,675	21,916	48,894	3,154
Investments in unconsolidated subsidiaries	50,030	59,827	52,598	45,413	47,899
Intangible assets	26,228	18,610	11,822	13,192	19,813
Total assets	2,760,432	2,728,679	2,151,427	2,478,251	2,284,724
Borrowings	1,895,288	1,716,871	1,319,810	1,785,600	1,794,083
Total liabilities	1,933,672	1,776,568	1,377,503	1,864,906	1,855,034
Total stockholders' equity	818,864	935,523	773,924	613,345	429,690
Non-controlling interests	7,896	16,588	—	—	—
Total equity	$826,760	$952,111	$773,924	$613,345	$429,690

	As of and for the Years Ended December 31,
	2015	2014	2013	2012	2011
Per Share Data: (1)
Dividends declared per common share	$2.34	$3.20	$3.20	$3.20	$4.00
NET INCOME (LOSS) PER COMMON SHARE – BASIC	$(0.43)	$1.38	$1.32	$2.86	$2.14
NET INCOME (LOSS) PER COMMON SHARE – DILUTED	$(0.43)	$1.36	$1.31	$2.83	$2.13

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING − BASIC	32,280,319	32,007,766	29,619,668	22,102,568	17,602,533
WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING − DILUTED	32,280,319	32,314,847	30,009,743	22,321,122	17,702,272

(1)	All per share amounts stated take into account the one-for-four reverse stock split effective on August 31, 2015 as though it were in full effect for all periods presented for comparison purposes.

(Back to Index)

(Back to Index)

ITEM 7 .	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
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
We are a diversified real estate investment trust, or REIT, that is primarily focused on originating, holding and managing commercial mortgage loans and other commercial real estate-related debt and equity investments. We also make other commercial finance investments. We are organized and conduct our operations to qualify as a REIT under Subchapter M of the Internal Revenue Code of 1986, as amended.  Our objective is to provide our stockholders with total returns over time, including quarterly distributions and capital appreciation, while seeking to manage the risks associated with our investment strategies.  We invest in a combination of real estate-related assets and, to a lesser extent, higher-yielding commercial finance assets.  We have financed a substantial portion of our portfolio investments through borrowing strategies seeking to match the maturities and repricing dates of our financings with the maturities and repricing dates of those investments, and have sought to mitigate interest rate risk through derivative instruments.
We are externally managed by Resource Capital Manager, Inc., or the Manager, an indirect wholly-owned subsidiary of Resource America, Inc. (NASDAQ: REXI), or Resource America, a specialized asset management company that uses industry-specific expertise to evaluate, originate, service and manage investment opportunities through its commercial real estate, financial fund management and commercial finance operating segments.   As of December 31, 2015, Resource America managed or co-managed approximately $21.7 billion of assets in these sectors.  To provide its services, the Manager draws upon Resource America, its management team and their collective investment experience.
We generate our income primarily from the spread between the revenues we receive from our assets and the cost to finance the purchase of those assets, from management of assets and from hedging interest rate risks.  We generate revenues from the interest and fees we earn on our whole loans, A notes, B notes, mezzanine debt securities, commercial mortgage-backed securities, or CMBS, bank loans, middle market loans, other asset-backed securities, or ABS, and structured note investments.  We also generate revenues from fees we receive for the management of externally originated bank loans, from our residential mortgage origination business and from our investment in an equipment leasing business.  Historically, we have used a substantial amount of leverage to enhance our returns and we have financed each of our different asset classes with different degrees of leverage.  The cost of borrowings that finance our investments is a significant part of our expenses.  Our net income depends on our ability to control these expenses relative to our revenue and our ability to limit loan principal losses.  In our bank loan, CMBS and ABS portfolios, we historically have used warehouse facilities as a short-term financing source and collateralized debt obligations, or CDOs, and collateralized loan obligations, or CLOs and, to a lesser extent, other term financing as long-term financing sources.  In our commercial real estate loan portfolio, we historically have used repurchase agreements as a short-term financing source, and CDOs and, to a lesser extent, other term financing as long-term financing sources.  Our other term financing has consisted of long-term, match-funded financing provided through long-term bank financing and asset-backed financing programs, depending upon market conditions and credit availability.
The current state of moderate growth in the United States economy has allowed us to make new investments, particularly in our primary business of commercial real estate lending. During 2014 and 2015, we have underwritten 72 new commercial real estate loans or CRE, loans for a total of $1.5 billion. These loans were initially financed in part through our CRE term facilities and then financed longer-term through CRE securitizations.  We also purchased 11 newly underwritten CMBS for $27.9 million during the same time period, all of which were financed through our Wells Fargo facility. In addition, we purchased 13 CMBS bonds for $74.2 million that were financed by short-term repurchase agreements. As a result of the equity market conditions discussed below, and to maintain our market presence and relationship with our borrower base, we intend to modestly grow our commercial real estate lending program, primarily by using recycled capital coupled with debt financing, principally through the $74.4 million and $275.6 million of existing capacity on our Wells Fargo term credit facilities and the $149.4 million of existing capacity on our Morgan Stanley credit facility.

(Back to Index)

(Back to Index)

Although economic conditions in the United States have improved, previous conditions in real estate and credit markets continue to affect both us and a number of our borrowers.  In our CRE loan portfolio, during the quarter ended June 30, 2015, we recorded a substantial allowance for loan loss on a subordinated mezzanine loan position that was acquired in 2007. The loan was originally supported by a portfolio of 13 hotel properties, most of which were luxury brand hotels. Ten of these hotels were previously sold and proceeds used to pay down senior debt. The last three hotels are located in or near San Juan, Puerto Rico, one of which was sold in July 2015. Economic and credit disruptions in Puerto Rico culminated in the second quarter by triggering events relating to the loan that caused us to determine that the loan was impaired. The outstanding loan balance of $38.1 million was fully reserved and associated accrued interest of $3.0 million was reversed against interest income for a total charge to operations of $41.1 million. In our bank and middle market loan portfolios, we recorded reserves of approximately $11.8 million during 2015, which was primarily due to a specific reserve on one bank loan, a realized loss on one middle market loan and an increase in general reserves primarily due to marking the middle market portfolio to lower of cost or market. While we have recognized these losses in 2015, we believe that the credit quality on the balance of our loan portfolio is stable. As of December 31, 2015, excluding the loans referred to above, only one bank loan, or $1.5 million, is delinquent out of a portfolio of $136.0 million; none of our middle market loans are currently delinquent out of a portfolio of $379.5 million; and none of our 90 CRE loans, totaling $1.7 billion, are delinquent, each with respect to debt service.
We have also experienced a reduction in our commercial finance assets, as one of our bank loan CLOs was liquidated in 2014 and another liquidated during the second quarter of 2015. This trend resulted in a substantial decline in our net interest income from bank loans in 2014, which continued through 2015. We began to mitigate this trend by investing in new CLOs and European structured notes in 2014 and 2015 and may recycle additional capital on a limited basis in similar investments during 2016.
In the latter half of 2013, we provided funds to a middle market lending operation ran by our Manager. We have made additional investments and hold approximately $379.5 million original principal amount of middle market loans, comprised of $320.2 million of direct ordinated loans and $59.3 million of syndicated loans purchased in the secondary market at December 31, 2015.  These investments have helped mitigate the revenues lost from the liquidation and run-off of several bank loan CLOs in which we invested. In September 2014, we closed a syndicated loan facility for our middle market loan business with an original capacity of $125.0 million and an accordion feature to expand the facility to $225.0 million.  The facility has since been modified to a capacity of $225.0 million with an accordion feature to expand the facility to $300.0 million. We had drawn $190.0 million on this facility as of December 31, 2015. We expect slower growth in this business in 2016 and intend to explore strategic alternatives to maximize value for shareholders in this business segment.
On October 31, 2013, we, through RCC Residential, Inc., a taxable REIT subsidiary, acquired a residential mortgage origination company, Primary Capital Mortgage LLC, or PCM, an Atlanta-based firm.  Our acquisition of PCM represented a return to the residential mortgage investment market, by providing us with our first residential mortgage origination platform. On June 30, 2014, we also closed a residential jumbo loan-backed securitization where we retained approximately $30.0 million of the structure's mezzanine securities, of which we sold approximately $27.0 million in April 2015. PCM is now licensed in 41 states, up from seven states when we acquired the business. We intend to cautiously expand the volume of our residential mortgages originations, including the residential jumbo loan area, over the coming year while continuing to add technology, staff and infrastructure.
Despite our ability to access equity markets in 2014 and early 2015, during the later half of the year, our common shares began to trade at prices below book value and began to trade well below our book value per share. As a result of these conditions, we have sought to enhance shareholder value by instituting, on August 4, 2015, a $50.0 million common share repurchase program. Through March 1, 2016, we have repurchased approximately $30.4 million of our common shares.
In the past, we had at our disposal the use of recycled capital within our CLO and CDO structures to make new investments. However, as of December 31, 2015, our remaining bank loan CLO and two earlier real estate CDOs had ended their reinvestment periods. Additionally, our four most recent securitizations were structured as static pools and, as such, do not have reinvestment periods. Instead, principal payments, for a stipulated period, may be used to purchase funding participations with respect to existing collateral held outside of three of the securitizations. This will allow us to recycle some repaid capital and convert the designated principal for funded companion participation acquisition cash which would otherwise be used to pay down the most senior notes thereby reducing leverage and potential returns within the securitization. If the amount of principal repaid exceeds the available participations for purchase or at the end of the stipulated period, principal would then pay down the notes in accordance with their respective indentures.
As of December 31, 2015, we had allocated our invested equity capital among our targeted asset classes as follows: 71% in CRE assets, 27% in commercial finance assets and 2% in other investments. As of December 31, 2014, we had allocated our invested equity capital among our targeted asset classes as follows: 67% of our portfolio in CRE assets, 29% in commercial finance assets and 4% in other investments. We plan to grow our equity allocation in CRE assets to a minimum 75% level during 2016.

(Back to Index)

(Back to Index)

Results of Operations
Our net income (loss) allocable to common shares for the year ended December 31, 2015 was $(13.9) million, or $(0.43) per share-basic ( $(0.43) per share-diluted) as compared to net income allocable to common shares of $44.0 million, or $1.38 per share-basic ( $1.36 per share-diluted) for the year ended December 31, 2014 and net income allocable to common shares of $39.2 million, or $1.32 per share-basic ($1.31 per share-diluted) for the year ended December 31, 2013. Effective August 31, 2015, we completed a one-for-four reverse stock split of our outstanding common stock. The accompanying notes to the financial statements give retroactive effect to the reverse stock split for all periods presented for comparison purposes.
Interest Income

The following tables set forth information relating to our interest income recognized for the periods presented (in thousands, except percentages):

	For the Year Ended		For the Year Ended		For the Year Ended
	December 31, 2015		December 31, 2014		December 31, 2013
	Weighted Average		Weighted Average		Weighted Average
	Yield	Balance	Yield	Balance	Yield	Balance
Interest income:
Interest income from loans:
Commercial real estate loans	5.63%	$1,570,595	5.84%	$1,088,880	5.81%	$767,287
Middle market loans	9.72%	$317,622	8.95%	$129,271	7.64%	$7,080
Bank loans	4.50%	$220,107	4.69%	$514,939	5.54%	$945,599
Residential mortgage loans	5.03%	$86,404	4.60%	$38,543	0.75%	$18,076

Interest income from securities:
CMBS-private placement	5.68%	$183,626	6.53%	$186,732	4.93%	$229,272
ABS	14.62%	$49,529	8.89%	$45,609	5.06%	$27,399
Corporate bonds	5.14%	$2,455	6.98%	$2,685	3.91%	$20,220
RMBS	4.61%	$13,374	7.80%	$9,228	5.55%	$12,348

Preference payments on structured notes	20.01%	$20,669	31.34%	$20,918	10.10%	$38,778

(Back to Index)

(Back to Index)

The following tables summarize interest income for the years indicated (in thousands, except percentages):

Type of Security	Weighted Average Coupon Interest	Unamortized (Discount) Premium	Net Amortization/Accretion	Interest Income	Fee Income	Total
For the Year Ended December 31, 2015:
Residential Mortgage Loans	—%	$—	$(64)	$4,347	$—	$4,283
Bank loans	3.76%	$(320)	650	8,777	459	9,886
Middle market loans	9.52%	$(473)	91	30,664	558	31,313
Commercial real estate loans	5.09%	$(9,882)	53	87,020	2,375	89,448
Total interest income from loans			730	130,808	3,392	134,930
CMBS-private placement	5.21%	$(947)	1,288	9,467	—	10,755
ABS	13.41%	$(309)	590	6,499	—	7,089
Corporate bonds	4.88%	$(33)	6	120	—	126
RMBS	4.59%	$25	(38)	400	—	362
Total interest income from securities			1,846	16,486	—	18,332
Direct Financing Leases	N/A	N/A	—	556	—	556
Total interest income from leasing			—	556	—	556
Preference payments on structured notes	N/A	N/A	—	4,079	—	4,079
Other	N/A	N/A	—	180	—	180
Total interest income - other			—	4,259	—	4,259
Total interest income			$2,576	$152,109	$3,392	$158,077
For the Year Ended December 31, 2014:
Residential Mortgage Loans	—%	$—	$—	$1,747	$—	$1,747
Bank loans	3.84%	$(1,240)	2,136	21,595	849	24,580
Middle market loans	8.82%	$(304)	48	11,688	142	11,878
Commercial real estate loans	5.51%	$(7,656)	39	61,941	2,672	64,652
Total interest income from loans			2,223	96,971	3,663	102,857
CMBS-private placement	4.29%	$(2,980)	2,803	9,442	—	12,245
ABS	6.56%	$(2,153)	720	3,393	—	4,113
Corporate bonds	5.94%	$(40)	27	160	—	187
RMBS	—%	$(1,845)	—	720	—	720
Total interest income from securities			3,550	13,715	—	17,265
Preference payments on structured notes	N/A	N/A	—	6,555	—	6,555
Other	N/A	N/A	—	230	—	230
Total interest income - other			—	6,785	—	6,785
Total interest income			$5,773	$117,471	$3,663	$126,907
For the Year Ended December 31, 2013:
Residential Mortgage Loans	—%	$—	$—	$133	$—	$133
Bank loans	4.23%	$(3,592)	9,472	41,337	2,727	53,536
Middle market loans	—%	$(84)	13	595	(1)	607
Commercial real estate loans	5.57%	$(92)	35	43,793	1,351	45,179
Total interest income from loans			9,520	85,858	4,077	99,455
CMBS-private placement	3.74%	$(6,583)	2,050	9,361	—	11,411
ABS	2.06%	$(2,394)	681	718	—	1,399
Corporate bonds	4.13%	$(68)	(18)	832	—	814
RMBS	—%	$—	—	685	—	685
Total interest income from securities			2,713	11,596	—	14,309
Preference payments on structured notes	N/A	N/A	—	3,918	—	3,918
Other	N/A	N/A	—	294	—	294
Total interest income - other			—	4,212	—	4,212
Total interest income			$12,233	$101,666	$4,077	$117,976

(Back to Index)

(Back to Index)

	For the		Dollar Change	Percent Change
	Years Ended December 31,
	2015	2014
Interest income from loans:
Commercial real estate loans	$89,448	$64,652	$24,796	38%
Middle market loans	31,313	11,878	19,435	164%
Bank loans	9,886	24,580	(14,694)	(60)%
Residential mortgage loans	4,283	1,747	2,536	145%
Total interest income from loans	134,930	102,857	32,073	31%

Interest income from securities:
CMBS-private placement	10,755	12,245	(1,490)	(12)%
ABS	7,089	4,113	2,976	72%
Corporate bonds	126	187	(61)	(33)%
Residential mortgage-backed securities, or RMBS	362	720	(358)	(50)%
Total interest income from securities	18,332	17,265	1,067	6%

Interest income from leasing:
Direct financing leases	556	—	556	100%
Total interest income from leasing	556	—	556	100%

Interest income - other:
Preference payments on structured notes	4,079	6,555	(2,476)	(38)%
Temporary investment in over-night repurchase agreements	180	230	(50)	(22)%
Total interest income - other	4,259	6,785	(2,526)	(37)%
Total interest income	$158,077	$126,907	$31,170	25%
Year Ended December 31, 2015 as compared to Year Ended December 31, 2014
Aggregate interest income increased $31.2 million to $158.1 million for the year ended December 31, 2015 as compared to $126.9 million for the year ended December 31, 2014. We attribute this increase to the following:
Interest Income from Loans
Commercial real estate loans. Interest income on CRE loans increased $24.8 million to $89.4 million to for the year ended December 31, 2015 due primarily to an increase in the weighted average balance of loans from $1.1 billion to $1.6 billion. This increase is due to our origination of loans for inclusion in our three newest CRE securitizations that closed in July 2014, February 2015 and August 2015. The income derived from the increase in the loans was partially offset by a decrease in the weighted average yield from 5.84% to 5.63%.
Middle market loans. Through focused efforts in 2015 to increase the investment in our middle market lending business, the portfolio grew from a weighted average balance of $129.3 million for the year ended December 31, 2014 to a weighted average balance of $317.6 million for the year ended December 31, 2015. The weighted average yield increased from 8.95% at December 31, 2014 to 9.72% as of December 31, 2015.
Bank loans. The weighted average loan balance of our bank loan portfolio decreased by $294.8 million to $220.1 million for the year ended December 31, 2015 and the weighted average yield changed from 4.69% to 4.50% for the year ended December 31, 2015. This decrease is principally due to three of our CLOS, Apidos CDO I, Ltd. (“Apidos CDO I”), Moselle CLO S.A. ("Moselle CLO"), and Apidos CDO III, Ltd. (“Apidos CDO III”) liquidating in October 2014, December 2014 and June 2015, respectively. Additionally, the remaining CLO, Apidos Cinco CDO, Ltd. (“Apidos Cinco CDO”), has matured and reached the end of its reinvestment period in early 2014, and, as a result, we use any principal collected to pay down notes instead of reinvesting in new assets.

(Back to Index)

(Back to Index)

Interest Income from Securities
Asset-Backed Securities. Interest income from ABS increased $3.0 million to $7.1 million for the year ended December 31, 2015. This increase is primarily due to the acquisitions of structured asset-backed securities by our consolidated variable interest entities, RCM Global, LLC, or RCM Global, and Pelium Capital Partners, L.P., or Pelium Capital, which significantly contributed to the increase in the weighted average balance of the ABS portfolio from $45.6 million to $49.5 million. These purchases also increased the weighted average yield of our ABS portfolio from 8.89% to 14.62% during 2015, as these securities are higher-yielding, foreign-currency denominated CLO mezzanine and equity debt securities purchased at significant discounts to par.
Interest income - other.  Interest income - other decreased $2.5 million to $4.3 million for the year ended December 31, 2015. The decrease is related to the decline in interest income which resulted from sales of our investment securities available for sale in August and September 2015, partially offset by the income earned on our investment in ZWH4, LLC ("ZAIS") in 2015.

				Percent Change
	Years Ended December 31,		Dollar Change
	2014	2013
Interest income from loans:
Commercial real estate loans	$64,652	$45,179	$19,473	43%
Middle market loans	11,878	607	11,271	1,857%
Bank loans	24,580	53,536	(28,956)	(54)%
Residential mortgage loans	1,747	133	1,614	1,214%
Total interest income from loans	102,857	99,455	3,402	3%

Interest income from securities:
CMBS-private placement	12,245	11,411	834	7%
ABS	4,113	1,399	2,714	194%
Corporate bonds	187	814	(627)	(77)%
Residential mortgage-backed securities, or RMBS	720	685	35	5%
Total interest income from securities	17,265	14,309	2,956	21%

Interest income - other:
Preference payments on structured notes	6,555	3,918	2,637	67%
Temporary investment in over-night repurchase agreements	230	294	(64)	(22)%
Total interest income - other	6,785	4,212	2,573	61%
Total interest income	$126,907	$117,976	$8,931	8%
Year Ended December 31, 2014 as compared to Year Ended December 31, 2013
Aggregate interest income increased $8.9 million to $126.9 million for the year ended December 31, 2014. We attribute this increase to the following:
Commercial real estate loans. Interest income on CRE loans increased $19.5 million to $64.7 million for the year ended December 31, 2014 due primarily to an increase in the weighted average balance of loans from $767.3 million to $1.1 billion and, to a lesser extent, to an increase in the weighted average yield from 5.81% to 5.84%. The increase in the weighted average balance of loans is due to our origination of loans for inclusion in our CRE securitizations that closed in December 2013, July 2104, and February 2015. The increase in the weighted average yield is primarily the result of the recognition of a $1.6 million exit fee on a legacy loan that paid off in 2014.
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

(Back to Index)

(Back to Index)

Bank loans. The weighted average loan balance of our bank loan portfolio decreased by $430.7 million to $514.9 million principally due to four of CLOs, Apidos CLO I, Moselle CLO, Apidos CLO VIII and Whitney CLO I, liquidating in October 2014, November 2014, September 2013 and October 2013, respectively. Additionally, all remaining CLOS, expect for Moselle, had matured and reached the end of their reinvestment periods either in prior years or relatively early in 2014and, as a result, any principal collected is used to pay down notes instead of being reinvested in new assets. The decrease in the weighted average yield from 5.54% to 4.69% was primarily the result of the recognition of significant discount accretion in 2013 upon the liquidation of Apidos CLO VIII and Whitney CLO.
Interest Income from Securities
Asset-Backed Securities, or ABS. Interest income from ABS increased $2.7 million to $4.1 million for the year ended December 31, 2014. This increase is primarily due to the acquisitions of structured asset-backed securities by our consolidated variable interest entities, RCM Global and Moselle CLO, which significantly contributed to the increase in the weighted average balance of the ABS portfolio from $27.4 million to $45.6 million. These purchases also increased the weighted average yield of our ABS portfolio from 5.06% to 8.89% during 2014, as these securities are higher-yielding, foreign currency denominated CLO mezzanine and equity debt securities purchased at significant discounts to par.
Interest Income - Other. Interest income-other increased $2.6 million to $6.8 million for the year ended December 31, 2014. Substantially all of this increase relates to incremental interest income provided by our investments in European structured notes at the end of 2013 and during 2014.
Interest Expense
The following tables set forth information relating to our interest expense incurred for the periods presented by asset class (in thousands, except percentages):

	For the Year Ended		For the Year Ended		For the Year Ended
	December 31, 2015		December 31, 2014		December 31, 2013
	Weighted Average		Weighted Average		Weighted Average
	Cost of Funds	Balance	Cost of Funds	Balance	Cost of Funds		Balance
Interest expense:
Commercial real estate loans	2.50%	$1,054,876	2.38%	$685,324	2.15%		$416,513
Middle market loans	3.59%	$145,936	4.49%	$16,250	N/A		N/A
Bank loans	1.25%	$196,249	1.33%	$530,088	3.54%		$961,742
Residential mortgage loans	4.29%	$78,937	4.11%	$28,985	0.81%		$10,196
CMBS-private placement	1.59%	$78,591	1.39%	$49,757	1.72%		$48,953
RMBS	5.24%	$6,285	1.50%	$11,510	N/A		N/A
Hedging	5.59%	$111,698	5.32%	$121,306	5.35%		$123,999
Securitized borrowings	2.82%	$5,193	15.29%	$5,626	30.02%	(1)	$18,568
Convertible senior notes	8.24%	$211,712	7.66%	$115,000	6.61%		$22,685
General	4.62%	$51,548	6.88%	$51,548	4.65%		$61,720
(1) Third party equity holders interest is accounted for as interest expense in our statements of operations using an imputed interest rate on the underlying subordinated debt.

(Back to Index)

(Back to Index)

Type of Security	Coupon Interest	Unamortized Deferred Debt Expense	Net Amortization	Interest Expense	Other	Total
For the Year Ended December 31, 2015:
Residential mortgage loans	—%	$—	$—	$3,338	$—	$3,338
Bank loans	0.94%	$—	201	2,300	—	2,501
Middle market loans	3.05%	$3,026	784	4,547	—	5,331
Commercial real estate loans	1.95%	$1,073	5,331	21,055	—	26,386
CMBS-private placement	1.58%	$2	1	1,291	—	1,292
RMBS	1.17%	$—	252	75	—	327
Hedging	5.13%	$—	—	6,335	—	6,335
Securitized borrowings	—%	$—	—	145	—	145
Convertible senior notes	6.91%	$3,899	2,775	14,612	—	17,387
General	4.23%	$135	208	2,403	—	2,611
Total interest expense			$9,552	$56,101	$—	$65,653

For the Year Ended December 31, 2014:
Residential mortgage loans	—%	$—	$—	$1,174	$—	$1,174
Bank loans	0.96%	$22	770	6,564	—	7,334
Middle market loans	2.75%	$2,363	279	527	—	806
Commercial real estate loans	1.78%	$4,490	4,063	12,631	—	16,694
CMBS-private placement	1.37%	$—	12	697	—	709
RMBS	1.15%	$—	40	133	—	173
Hedging	5.08%	$22	—	6,555	—	6,555
Securitized borrowings	—%	$—	—	849	—	849
Convertible Senior Notes	6.00%	$2,907	1,880	6,900	—	8,780
General	4.18%	$343	200	2,199	—	2,399
Total interest expense			$7,244	$38,229	$—	$45,473

For the Year Ended December 31, 2013:
Residential mortgage loans	—%	$—	$—	$81	$—	$81
Bank loans	1.34%	$171	6,131	28,332	—	34,463
Middle market loans	—%	$—	—	—	—	—
Commercial real estate loans	1.55%	$2,554	2,209	6,834	—	9,043
CMBS-private placement	1.41%	$12	151	680	—	831
RMBS	—%	$—	—	—	—	—
Hedging	5.03%	$171	—	6,751	—	6,751
Securitized borrowings	—%	$—	—	5,531	—	5,531
Convertible Senior Notes	6%	$3,614	138	1,342	—	1,480
General	4.21%	$543	192	2,638	—	2,830
Total interest expense			$8,821	$52,189	$—	$61,010
(Back to Index)

(Back to Index)

			Dollar Change	Percent Change
	Years Ended December 31,
	2015	2014
Interest expense:
Commercial real estate loans	$26,386	$16,694	$9,692	58%
Convertible senior notes	17,387	8,780	8,607	98%
Middle market loans	5,331	806	4,525	561%
Bank loans	2,501	7,334	(4,833)	(66)%
Residential mortgage loans	3,338	1,174	2,164	184%
CMBS-private placement	1,292	709	583	82%
RMBS	327	173	154	89%
Hedging	6,335	6,555	(220)	(3)%
Securitized borrowings	145	849	(704)	(83)%
General	2,611	2,399	212	9%
Total interest expense	$65,653	$45,473	$20,180	44%
Year Ended December 31, 2015 as compared to Year Ended December 31, 2014
Aggregate interest expense increased $20.2 million to $65.7 million for the year ended December 31, 2015. We attribute this increase to the following:
Commercial real estate loans. Interest expense on commercial real estate loans increased $9.7 million to $26.4 million for the year ended December 31, 2015. This increase was related to increased borrowings from the consolidation of our new securitizations that closed in February 2015 and August 2015 and to a lesser extent our securitization that closed in July 2014. Current year interest expense also included an acceleration of deferred debt issuance costs related to the paydown of notes. These increases were partially offset by senior note paydown in Resource Real Estate Funding CDO 2006-1, or RREF CDO 2006-1, Resource Real Estate Funding CDO 2007-1, or RREF CDO 2007-1, and Resource Capital Crop. CRE Notes 2013, Ltd., or RCC CRE Notes 2013 as the underlying collateral paid down or paid off.
Convertible senior notes. Interest expense on convertible senior notes increased $8.6 million to $17.4 million for the year ended December 31, 2015. The current year interest expense increase is due to interest expense taken on our $100.0 million (at par) 8% Convertible Senior Notes, which we issued in January 2015.
Middle market loans. In September 2014, we closed on a senior revolving debt facility for our middle market loan portfolio comprised of direct originations and syndicated loans. Interest expense on middle market loans increased $4.5 million to $5.3 million for the year ended December 31, 2015. The facility had a weighted average balance of  $145.9 million with a weighted average cost of funds of 3.59%  during the year ended December 31, 2015, as compared to weighted average balance of $16.3 million with a weighted average cost of funds of 4.49% for the year ended December 31, 2014. The increase in interest expense and weighted average balance is primarily a result of strategic borrowings to fund growth in the middle market lending platform. The decrease in cost of funds is attributable to borrowings at a more favorable London Interbank Offered Rate, or LIBOR, rate compared to a rate tied to the prime lending rate. As of December 31, 2015, we had approximately $190.0 million outstanding on this facility.
Bank loans. Interest expense on bank loans declined $4.8 million to $2.5 million for the year ended December 31, 2015. This was primarily due to a decrease in the weighted average note balance outstanding from $530.1 million to $196.2 million in our bank loan CLOs due to the call and liquidation of Apidos CDO I in October 2014, Moselle in December 2014 and Apidos III in June 2015, which resulted in the paydown of all of their outstanding notes. In addition, Apidos Cinco CDO reached the end of its reinvestment period in May 2014 and, as a result, principal received from its collateral is being used to pay down the principal amounts of the notes.
Residential mortgage loans. Interest expense on residential loans increased $2.2 million to $3.3 million for the year ended December 31, 2015.  The increase is primarily related to an increase in market interest rates on borrowings under our residential term repurchase facility and financing agreements used to finance the acquisition of our residential mortgage loans.

(Back to Index)

(Back to Index)

Securitized borrowings. Securitized borrowings expense decreased $704,000 to $145,000 for the year ended December 31, 2015. The current year's interest expense is primarily related to Moselle CLO, which was consolidated in 2014 and substantially liquidated in December 2014.

				Percent Change
	Years Ended December 31,		Dollar Change
	2014	2013
Interest expense:
Commercial real estate loans	$16,694	$9,043	$7,651	85%
Convertible senior notes	8,780	1,480	7,300	493%
Middle market loans	806	—	806	100%
Bank loans	7,334	34,463	(27,129)	(79)%
Residential mortgage loans	1,174	81	1,093	1,349%
CMBS-private placement	709	831	(122)	(15)%
RMBS	173	—	173	100%
Hedging	6,555	6,751	(196)	(3)%
Securitized borrowings	849	5,531	(4,682)	(85)%
General	2,399	2,830	(431)	(15)%
Total interest expense	$45,473	$61,010	$(15,537)	(25)%
Year Ended December 31, 2014 as compared to Year Ended December 31, 2013
Aggregate interest expense decreased $15.5 million to $45.5 million for the year ended December 31, 2014. We attribute this decrease to the following:
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
Bank loans. Interest expense on bank loans declined $27.1 million to $7.3 million for the year ended December 31, 2015. This was primarily due to a decrease in the weighted average note balance outstanding from $961.7 million to $530.1 million in our bank loan CLOs due to the call and liquidation of Apidos CDO I in October 2014 and Apidos CLO VIII and Whitney CLO in September 2013 and October 2013, respectively, which resulted in the paydown of all outstanding notes. In addition, Apidos CDO III and Apidos Cinco CDO reached the ends of their reinvestment periods; and, as a result, cash received from their collateral is being used to pay down the principal amounts of the CLOs' notes. The decrease from 3.54% to 1.33% in the weighted average cost of funds is attributable to the liquidations of both Apidos CLO VIII and Whitney CLO I in 2013, as these vehicles had higher costs of funds.
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

(Back to Index)

(Back to Index)

Revenue
The following table sets forth information relating to our revenue incurred for the periods presented (in thousands):

			Dollar Change	Percent Change
	Years Ended December 31,
	2015	2014
Revenue:
Fee income	$9,509	$9,385	$124	1%
Dividend income	66	186	(120)	(65)%
Rental income	—	8,441	(8,441)	(100)%
Total revenue	$9,575	$18,012	$(8,437)	(47)%
Year Ended December 31, 2015 as compared to Year Ended December 31, 2014
Fee income. Fee income nominally increased $124,000 to $9.5 million for the year ended December 31, 2015. The increase is due to increased revenues and fees earned at PCM related to residential mortgage loan originations as that operation expanded, offset by the increase of amortization of servicing rights. In addition, there was an incentive fee recognized on the redemption of a CLO related to our RCAM portfolio, which holds asset-based, management contracts that entitle us to collect senior, subordinated, and incentive fees related to three CLO issuers.
Rental income. There was no rental income for the year ended December 31, 2015. All of our rental properties were sold during 2014. We did not hold any investments in commercial real estate as of December 31, 2015.
The following table sets forth information relating to our revenue incurred for the periods presented (in thousands):

			Dollar Change	Percent Change
	Years Ended December 31,
	2014	2013
Revenue:
Fee income	$9,385	$5,821	$3,564	61%
Rental income	8,441	19,923	(11,482)	(58)%
Dividend income	186	273	(87)	(32)%
Total revenue	$18,012	$26,017	$(8,005)	(31)%
Year Ended December 31, 2014 as compared to Year Ended December 31, 2013
Fee income. Fee income increased $3.6 million to $9.4 million for the year ended December 31, 2014. The increase is primarily due to increased revenues and fees earned at PCM related to residential mortgage loan originations as that operation expanded. PCM was acquired in October 2013.
Rental income. Rental income decreased $11.5 million to $8.4 million for the year ended December 31, 2014. This decrease was primarily related to the April 2014 sale of a hotel property we owned. We did not own any rental properties as of December 31, 2014, as we sold our last two remaining real estate properties--a multi-family property in Tennessee and an office property in California--in November 2014.

(Back to Index)

(Back to Index)

Operating Expenses
The following table sets forth information relating to operating expenses we incurred for the periods presented (in thousands):

			Dollar Change	Percent Change
	Years Ended December 31,
	2015	2014
Operating expenses:
Management fees − related party	$13,306	$13,584	$(278)	(2)%
Equity compensation − related party	3,145	6,566	(3,421)	(52)%
Rental operating expense	6	5,443	(5,437)	(100)%
Lease operating	57	—	57	100%
General and administrative	48,080	34,861	13,219	38%
Depreciation and amortization	4,858	2,737	2,121	77%
Impairment losses	372	—	372	100%
Provision for loan and lease losses	49,889	1,804	48,085	2,665%
Total operating expenses	$119,713	$64,995	$54,718	84%

Year Ended December 31, 2015 as compared to the Year Ended December 31, 2014

Management fees − related party. Management fee-related party decreased $278,000 to $13.3 million for the year ended December 31, 2015. This expense represents compensation in the form of base management fees and incentive management fees pursuant to our management agreement with our Manager as well as fees to the manager of our structured note portfolio. The changes are described below:

•
Base management fees decreased by approximately $278,000 for the year ended December 31, 2015. This decrease was due to decreased stockholders' equity, a component in the formula by which base management fees are calculated, primarily as a result of our repurchase of approximately 5.9% of our outstanding common shares as part of our Board authorized $50.0 million repurchase plan during the second half of 2015.

•
An oversight management fee is a quarterly fee paid to Resource America for reimbursement of additional costs incurred related to our life care business, Long Term Care Conversion Funding, established for the purpose of originating and acquiring life settlement contracts. The initial agreement, authorized in December 2012, provided for an annual fee of $550,000, with a two-year term. In March 2015, the agreement was amended to reimburse Resource America for an additional year through 2016. The oversight management fee was $550,000 for both of the years ended December 31, 2015 and 2014.

Equity compensation - related party. Equity compensation - related party decreased $3.4 million to $3.1 million for the year ended December 31, 2015. These expenses relate to the amortization of annual grants of restricted common stock to our non-employee independent directors, and annual and discretionary grants of restricted stock to employees of Resource America who provide investment management services to us through our Manager as well as employees of our recently acquired residential mortgage company subsidiary, PCM. The decrease in equity compensation expense was primarily attributable to a decrease in our stock price, which directly impacts our quarterly measurement of compensation expense, as well as the the result of vestings of restricted stock.
Rental operating expense. Rental operating expense decreased $5.4 million to $6,000 for the year ended December 31, 2015. This decrease in expense is due to the sale of all of our remaining properties in 2014. We held no investments in commercial real estate as of December 31, 2015.

(Back to Index)

(Back to Index)

General and administrative expense. General and administrative expense increased $13.2 million to $48.1 million for the year ended December 31, 2015. The following table presents the break out of general and administrative expenses between corporate general and administrative expenses and residential mortgage lending general and administrative expenses:

			Dollar Change	Percent Change
	Years Ended December 31,
	2015	2014
General and administrative expenses:
Corporate	$17,746	$15,263	$2,483	16.27%
Residential mortgage lending	30,334	19,598	10,736	54.78%
Total	$48,080	$34,861	$13,219	37.92%
    General and administrative expense - corporate. General and administrative expense - corporate increased $2.5 million to $17.7 million for the year ended December 31, 2015. The increase is attributable to an increase of approximately $1.0 million in legal expenses incurred pertaining to sale negotiations with respect to one of our CRE loans and a non-recurring expense related to a proposed restructuring on which we determined not to move forward; an increase of $926,000 related to discretionary bonuses and overall payroll costs year over year due to increased headcount; $346,000 of federal and state tax penalties due to the late payments of prior year tax return liabilities; a $176,000 increase due to the timing of audit services provided and billed; and approximately $122,000 related to increased costs for valuation services on our portfolio investments year over year.
General and administrative expense - PCM. General and administrative expense - PCM increased $10.7 million to $30.3 million for the year ended December 31, 2015. The increase reflects increased professional services and increased compensation costs to support PCM's geographic expansion during the year ended December 31, 2015. In 2015, PCM acquired licenses to operate in four additional states, California, Kansas, New Hampshire and Rhode Island, with a license application currently pending in New York.
Depreciation and amortization. Depreciation and amortization increased $2.1 million to $4.9 million for the year ended December 31, 2015. This increase was primarily due to an impairment of $2.4 million, pre-tax, taken on one of our CLOs in our our RCAM portfolio. The CLO was redeemed in January 2016 and impairment was recorded as of December 31, 2015.
Provision for loan and lease losses. Provision for loan and lease losses increased $48.1 million to $49.9 million for the year ended December 31, 2015. The following table summarizes the information relating to our loan and lease losses for the periods presented (in thousands):

			Dollar Change	Percent Change
	Years Ended December 31,
	2015	2014
CRE loan portfolio	$37,735	$(3,758)	$41,493	(1,104)%
Middle market portfolio	8,901	92	8,809	9,575%
Bank loan portfolio	2,887	4,173	(1,286)	(31)%
Residential mortgage loans	(99)	—	(99)	(100)%
Direct financing leases	465	—	465	100%
Loan receivable–related party	—	1,297	(1,297)	(100)%
Total provision for loan and lease losses	$49,889	$1,804	$48,085	2,665%
CRE loan portfolio provision - The increase is the result of an allowance for loan loss on a subordinated mezzanine loan position that was acquired in 2007. The outstanding loan balance of $38.1 million was fully reserved and associated accrued interest of $3.0 million was reversed against interest income, for a total charge to operations of $41.1 million. See "Overview" for a discussion of this loan.
Middle market portfolio provision - The middle market loan provision increased by $8.8 million for the year ended December 31, 2015 to $8.9 million. This provision is related to a specific reserve taken on one position with exposure to the oil and gas industry due to its decline in credit quality as well as an increase of $3.9 million in general reserves during the fourth quarter of 2015 due to valuing our middle loan portfolio at the lower of cost or market. By adjusting the middle market loan portfolio's balance to the lower of cost or market, this will minimize our future loss exposure due to credit and/or market risk.

(Back to Index)

(Back to Index)

Bank loan portfolio provision - The bank loan provision decreased by $1.3 million for the year ended December 31, 2015 to $2.9 million. The principal reason for the decreased provision was due to the recognition of losses on positions that were subsequently sold for credit reasons as well as losses recognized due to the liquidation of Apidos CLO I. We record all such losses as an adjustment to the allowance for loan and lease losses, effectively increasing the provision for loan and lease losses.
Direct financing leases provision -     During the year ended December 31, 2015, we recorded a provision against the value of the direct financing leases in the amount of $465,000. As of December 31, 2015, we held $931,000 of direct financing leases, net of provisions.
Loan receivable related party provision - The loan receivable - related party provision decreased by $1.3 million for the year ended December 31, 2015. This 2014 provision was recognized on a related party loan before we assumed lease collateral as payment in full of our loan in the fourth quarter of 2014. We have no related party loans as of December 31, 2015.
The following table sets forth information relating to our operating expenses incurred for the periods presented (in thousands):

			Dollar Change	Percent Change
	Years Ended December 31,
	2014	2013
Operating expenses:
Management fees − related party	$13,584	$14,220	$(636)	(4)%
Equity compensation − related party	6,566	10,472	(3,906)	(37)%
Rental operating expense	5,443	14,062	(8,619)	(61)%
General and administrative	34,861	14,507	20,354	140%
Depreciation and amortization	2,737	3,855	(1,118)	(29)%
Impairment losses	—	863	(863)	(100)%
Provision for loan and lease losses	1,804	3,020	(1,216)	(40)%
Total operating expenses	$64,995	$60,999	$3,996	7%
Year Ended December 31, 2014 as compared to the Year Ended December 31, 2013
Management fees - related party. Management fees - related party decreased $636,000 to $13.6 million for the year ended December 31, 2014. These expenses represent compensation in the form of base management fees and incentive management fees pursuant to our management agreement as well as fees to the manager of our structured note portfolio. The changes are described below:

•
Incentive management fees to our Manager decreased $1.9 million (100%) for the year ended December 31, 2014. The decrease in this fee was primarily the result of realized losses on the charge-off of assets in our CRE and Apidos portfolios.

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

Equity compensation - related party. Equity compensation - related party decreased $3.9 million to $6.6 million for the year ended December 31, 2014. These expenses relate to the amortization of annual grants of restricted common stock to our non-employee independent directors, and annual and discretionary grants of restricted stock to employees of Resource America who provide investment management services to us through our Manager as well as employees through our recently acquired residential mortgage company subsidiary. The decrease in expense was primarily the result of restricted stock vesting as well as a decrease in our stock price and its impact on our quarterly remeasurement of the value of unvested stock of non-employees during the year ended December 31, 2014.
Rental operating expense. Rental operating expense decreased $8.6 million to $5.4 million for the year ended December 31, 2014. This decrease is primarily related to the sale in April 2014 of our hotel property and the sale in September 2013 of a multi-family apartment building owned by us.

(Back to Index)

(Back to Index)

General and administrative expense. General and administrative expense increased $20.4 million to $34.9 million for the year ended December 31, 2015. The following table presents the break out of general and administrative expenses between corporate general and administrative expenses and residential mortgage lending general and administrative expenses:

			Dollar Change
	Years Ended December 31,
	2014	2013
General and administrative expenses:
Corporate	$15,263	$12,304	$2,959	24.05%
Residential mortgage lending	19,598	2,203	17,395	789.61%
Total	$34,861	$14,507	$20,354	140.30%
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
Provision for loan and lease losses. Our provision for loan and lease losses decreased $1.2 million to $1.8 million for the year ended December 31, 2014. The following table summarizes the information relating our loan losses for the periods presented (in thousands):

			Dollar Change	Percent Change
	Years Ended December 31,
	2014	2013
CRE loan portfolio	$(3,758)	$2,686	$(6,444)	(240)%
Bank loan portfolio	4,173	312	3,861	1,238%
Middle market portfolio	92	22	70	318%
Loan receivable – related party	1,297	—	1,297	100%
Total provision for loan losses	$1,804	$3,020	$(1,216)	(40)%
CRE loan portfolio provision - The principal reason for the increase in recoveries during the year ended December 31, 2014 as compared to the year ended December 31, 2013 was that we reversed a $4.5 million allowance on a previously reserved position because the mezzanine loan was paid in full.
Bank Loan Portfolio - The bank loan provision increased by $3.9 million for the year ended December 31, 2014 to $4.2 million. The principal reason for the increased provision was due to the recognition of losses on positions that were subsequently sold for credit reasons as well as losses recognized due to the liquidation of Apidos CLO I. We record all such losses as an adjustment to the allowance for loan and lease losses, effectively increasing the provision for loan and lease losses.
Loan receivable – related party provision - The loan receivable - related party provision increased by $1.3 million for the year ended December 31, 2014 to $1.3 million due to the recognition of $936,000 of losses directly related to the leases that serve as collateral for this loan and an additional impairment of $361,000 recognized upon assumption of the lease collateral as payment in full of the loan on December 31, 2014. The additional impairment of $361,000 represents the difference between the fair value of the net lease assets assumed and the cost basis of the related-party loan recorded on our books as of December 31, 2014.

(Back to Index)

(Back to Index)

Other Income (Expense)
The following table sets forth information relating to our other income (expense) incurred for the periods presented (in thousands):

			Dollar Change	Percent Change
	Years Ended December 31,
	2015	2014
Other Income (Expense):
Equity in earnings of unconsolidated subsidiaries	$2,388	$4,767	$(2,379)	(50)%
Net realized and unrealized gain (loss) on sales of investment securities available-for-sale and loans and derivatives	35,703	15,283	20,420	134%
Net realized and unrealized (loss) gain on investment securities, trading	(547)	(2,818)	2,271	(81)%
Unrealized gain (loss) and net interest income on linked transactions, net	235	7,850	(7,615)	(97)%
(Loss) on reissuance/gain on extinguishment of debt	(1,403)	(4,442)	3,039	(68)%
Gain on sale of real estate	206	6,127	(5,921)	(97)%
Other income (expense)	60	(1,262)	1,322	(105)%
Total other income (expense)	$36,642	$25,505	$11,137	44%
Year Ended December 31, 2015 as compared to Year Ended December 31, 2014
Equity in earnings of unconsolidated subsidiaries. Equity in earnings of unconsolidated subsidiaries decreased $2.4 million to $2.4 million for the year ended December 31, 2015. This decrease in earnings was primarily related to the sale of properties in which we owned equity interests in a real estate joint venture. We did not recognize any income from this joint venture in 2015 as all properties were sold during 2014. The decrease is also attributable a reduction in income related to our investment in CVC Global Credit Opportunities Fund, We earned $8,000 for the year ended December 31, 2015 compared to $2.0 million for the year ended December 31, 2014. We have withdrawn our entire investment in this fund as of December 31, 2015. This decrease was offset by a gain in our investment in LCC Preferred Stock. We recognized $2.6 million in earnings for the year ended December 31, 2015 as compared to a loss of $1.5 million for 2014. The additional earnings were the result of an increase in originations year over year and continued growth of the portfolio.
Net realized and unrealized gain (loss) on sales of investment securities available-for-sale and loans and derivatives. Net realized gains on investment securities available-for-sale and loans increased $20.4 million to $35.7 million for for the year ended December 31, 2015. This increase is primarily related to the net gain on the sale and settlement of certain securities in the partial liquidation of our RCM Global portfolio, realized and unrealized gains on foreign exchange transactions from the settlement of related derivative contracts, unrealized gains on foreign exchange transactions from the settlement of related derivative contracts, and unrealized gains on interest rate lock commitments on our residential loan portfolio. These gains were offset by additional provisions for temporary impairment on PCM's mortgage servicing rights portfolio caused by a change in market interest rate assumptions compounded by a softer than expected residential mortgage loan funding pipeline.
Net realized and unrealized (loss) gain on investment securities, trading. Net realized and unrealized (loss) gain on investment securities, trading declined $2.3 million to a loss of $547,000 during the year ended December 31, 2015. The decline in loss is due to realized gains recognized by Pelium Capital, our consolidated subsidiary that invests in structured securities classified as trading securities, from the sale of securities in the start of the year. This change was offset by a decline in the valuation of other trading securities at year end. We did not make an investment in Pelium Capital until September 2014, and, therefore, had only recognized three full months of income in 2014.
Unrealized gain (loss) and net interest income on linked transactions, net. Unrealized gain (loss) and net interest income on linked transactions, net, decreased $7.6 million to a $235,000 for the year ended December 31, 2015. This amount is related to our CMBS securities that are purchased with repurchase agreements with the same counterparty from whom the securities were purchased. These transactions are entered into contemporaneously or in contemplation of each other and are presumed not to meet sale accounting criteria. We account for these transactions on a net basis and record a forward purchase commitment to purchase securities (each, a “linked transaction”) at fair value. Due to a change in accounting guidance, as of January 1, 2015, the concept of linked transactions no longer exists.

(Back to Index)

(Back to Index)

(Loss) on reissuance/gain on extinguishment of debt. Loss on reissuance of debt was $1.4 million for the year ended December 31, 2015. The transactions that give rise to the recognition of a loss on the reissuance of debt resulted from the reissuance of previously repurchased senior and junior notes in our consolidated variable interest entities in the open market. These senior and junior notes were originally repurchased at discounts to par and represent an opportunity to provide us strategic financing at beneficial rates upon reissuance. At the date these notes were repurchased, a gain, representative of the difference between the repurchase price and the par value of the note, was recognized. Because these same notes were reissued during the year ended December 31, 2015, at a price less than par, an unrealized loss equal to the difference between the reissued price and the par value of the note was recognized in current earnings.
Gain on sale of real estate. The gain on the sale of real estate decreased $5.9 million to $206,000 for the year ended December 31, 2015. All of our investments in commercial real estate were sold as of December 31, 2014. Income recognized in 2015 relates to the liquidation of bank accounts held in the properties names offset by the settlement of any outstanding liabilities owed by the properties following their sales.
Other income (expense). Other income (expense) decreased $1.3 million to income of $60,000. During the year ended December 31, 2014, we recorded a loss on the consolidation of Life Care Funding, LLC ("LCF"), our entity which originates and acquires life settlement contracts, as a result of our additional investment in and acquisition of a controlling financial interest in the company.
The following table sets forth information relating to our other income (expense) incurred for the periods presented (in thousands):

			Dollar Change	Percent Change
	Years Ended December 31,
	2014	2013
Other Income (Expense):
Equity in earnings of unconsolidated subsidiaries	$4,767	$949	$3,818	402%
Net realized and unrealized gain (loss) on sales of investment securities available-for-sale and loans and derivatives	15,283	9,637	5,646	59%
Net realized and unrealized (loss) gain on investment securities, trading	(2,818)	(324)	(2,494)	770%
Unrealized gain (loss) and net interest income on linked transactions, net	7,850	(3,841)	11,691	(304)%
(Loss) on reissuance/gain on extinguishment of debt	(4,442)	—	(4,442)	(100)%
Gain on sale of real estate	6,127	16,616	(10,489)	(63)%
Other income (expense)	(1,262)	391	(1,653)	(423)%
Total other income (expense)	$25,505	$23,428	$2,077	9%
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
Net realized and unrealized gain (loss) on sales of investment securities available-for-sale and loans and derivatives. Net realized and unrealized gain (loss) on sales of investment securities available-for-sale and loans and derivatives increased $5.6 million to $15.3 million for the year ended December 31, 2014. The current year balance is comprised of gains of $2.9 million related to the liquidation of Apidos CLO I; gains of $4.2 million recognized on the sale of available-for-sale security positions in our newly acquired investment security portfolio held by our consolidated subsidiary RCM Global, LLC; net gains on sales of loans and servicing income at our residential mortgage loan originator of $9.3 million and net gains of $1.3 million on our foreign exchange currency contracts. These gains are partially offset by a realized loss on a TBA (to-be-announced security) hedge contract on a portfolio of jumbo loans held in one of our qualified REIT subsidiaries, realized losses on sales of CMBS securities during the year of $1.6 million and realized losses on our investments in European structured securities of $2.2 million.

(Back to Index)

(Back to Index)

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
Unrealized gain (loss) and net interest income on linked transactions, net. Unrealized (loss) gain and net interest income on linked transactions, net increased $11.7 million to $7.9 million for the year ended December 31, 2014. The amounts are related to our CMBS securities that are purchased with repurchase agreements with the same counterparty from whom the securities were purchased. These transactions are entered into contemporaneously or in contemplation of each other and are presumed not to meet sale accounting criteria. We account for these transactions on a net basis and record a forward purchase commitment to purchase securities (each, a “linked transaction”) at fair value.
(Loss) on reissuance/gain on extinguishment of debt. Loss on reissuance of debt was $4.4 million for the year ended December 31, 2014. The transactions that give rise to the recognition of a loss on the reissuance of debt resulted from the reissuance of previously repurchased senior and junior notes in our consolidated variable interest entities in the open market. These senior and junior notes were originally repurchased at discounts to par and represent an opportunity to provide us strategic financing at beneficial rates upon reissuance. At the date these notes were repurchased, a gain, representative of the difference between the repurchase price and the par value of the note, was recognized. Because these same notes were reissued during the year ended December 31, 2014, at a price less than par, an unrealized loss equal to the difference between the reissued price and the par value of the note was recognized in current earnings.
Gain on sale of real estate. Gain on the sale of real estate decreased $10.5 million to $6.1 million and is related to the sale of our remaining three properties for a combined gain of $6.1 million as compared to a gain of $16.6 million from the sale of a multi-family apartment building in 2013.
Other income (expense). Other income (expense) decreased $1.7 million to a loss of $1.3 million primarily related to the consolidation of LCF as a result of our additional investment in and acquisition of a controlling financial interest in the company during the first quarter of 2014.
Financial Condition
Summary.
Our total assets at December 31, 2015 were $2.8 billion as compared to $2.7 billion at December 31, 2014.  The slight increase in total assets was principally due to the increase in CRE originations and our mortgage servicing rights portfolio, offset by the liquidation of Apidos CDO III and the run-off of assets on Apidos Cinco CDO.

(Back to Index)

(Back to Index)

Investment Portfolio
The table below summarizes the amortized cost and net carrying amount of our investment portfolio, classified by asset type. The following table includes both (i) the amortized cost of our investment portfolio and (ii) the net carrying amount of our investment portfolio for the period presented as follows (in thousands, except percentages):

As of December 31, 2015	Amortized cost	Net Carrying Amount	Percent of portfolio	Weighted average coupon
Loans Held for Investment:
Commercial real estate loans (1):
Whole loans	$1,630,801	$1,627,056	64.02%	5.09%
B notes	15,934	15,919	0.63%	8.68%
Mezzanine loans	45,372	7,293	0.29%	9.01%
Bank loans (4)	134,517	133,235	5.24%	3.80%
Middle market loans (5)	379,452	375,513	14.78%	9.72%
Residential mortgage loans (6)	1,746	1,735	0.07%	4.44%
	2,207,822	2,160,751	85.03%
Loans held for sale (2):
Bank loans	1,475	1,475	0.06%	0.84%
Residential mortgage loans	94,471	94,471	3.72%	3.92%
	95,946	95,946	3.78%
Investments in Available-for-Sale Securities:
CMBS-private placement	158,584	159,424	6.27%	5.21%
RMBS	2,156	2,190	0.08%	4.87%
ABS	41,994	44,214	1.74%	N/A (3)
Corporate Bonds	2,422	2,260	0.09%	4.88%
	205,156	208,088	8.18%
Investment Securities-Trading:
Structured notes	28,576	25,550	1.00%	N/A (3)
RMBS	1,896	—	—%	N/A (3)
	30,472	25,550	1.00%
Other:
Investment in unconsolidated entities	50,030	50,030	1.97%	N/A (3)
Direct financing leases (7)	1,396	931	0.04%	5.66%
	51,426	50,961	2.01%
Total Investment Portfolio	$2,590,822	$2,541,296	100.00%

(Back to Index)

(Back to Index)

As of December 31, 2014	Amortized cost	Net Carrying Amount	Percent of portfolio	Weighted average coupon
Loans Held for Investment:
Commercial real estate loans (1):
Whole loans	$1,263,592	$1,259,834	52.23%	5.33%
B notes	16,072	16,017	0.66%	8.68%
Mezzanine loans	67,366	67,136	2.78%	7.44%
Bank loans (4)	330,648	330,078	13.69%	3.70%
Middle market loans (5)	250,113	250,113	10.37%	8.35%
Residential mortgage loans (6)	2,802	2,802	0.12%	4.57%
Loans receivable-related party	558	558	0.02%	4.62%
	1,931,151	1,926,538	79.87%
Loans held for sale (2):
Bank loans	282	282	0.01%	3.76%
Residential mortgage loans	113,393	113,393	4.70%	4.04%
	113,675	113,675	4.71%
Investments in Available-for-Sale Securities:
CMBS-private placement	168,669	170,405	7.06%	4.78%
CMBS-linked transactions	14,900	15,367	0.64%	5.44%
RMBS	29,814	30,751	1.28%	3.17%
ABS	55,617	72,157	2.99%	N/A (3)
Corporate Bonds	2,415	2,407	0.10%	4.88%
	271,415	291,087	12.07%
Investment Securities-Trading:
Structured notes	23,319	20,786	0.86%	N/A (3)
RMBS	1,896	—	—%	N/A (3)
	25,215	20,786	0.86%
Other (non-interest bearing):
Property available for sale	180	180	0.01%	N/A
Investment in unconsolidated entities	59,827	59,827	2.48%	N/A
	60,007	60,007	2.49%
Total Investment Portfolio	$2,401,463	$2,412,093	100.00%

(1)
Net carrying amount includes an allowance for loan losses of $41.8 million at December 31, 2015, allocated as follows: whole loans $3.7 million, B notes $15,000 and mezzanine loans $38.1 million. Net carrying amount includes an allowance for loan losses of $4.0 million at December 31, 2014, allocated as follows: whole loans $3.8 million, B notes $55,000 and mezzanine loans $230,000.

(2)	Loans held for sale are carried at the lower of cost or fair market value. Amortized cost is equal to fair value.

(3)	There is no stated rate associated with these securities.

(4)	Net carrying amount includes allowance for loan losses of $1.3 million and $570,000 at December 31, 2015 and December 31, 2014, respectively.

(5)	Net carrying amount includes allowance for loan losses of $3.9 million and $0 at December 31, 2015 and December 31, 2014, respectively.

(6)	Net carrying amount includes allowance for loan losses of $11,000 and $0 at December 31, 2015 and December 31, 2014, respectively.

(7)	Net carrying amount includes allowance for loan losses of $465,000 at December 31, 2015.

Commercial Mortgage-Backed Securities-Private Placement.  In the aggregate, we purchased our CMBS-private placement portfolio at a net discount.  At December 31, 2015 and 2014, the remaining discount to be accreted into income over the remaining lives of the securities was $1.7 million and $3.6 million, respectively.  At December 31, 2015 and 2014, the remaining premium to be amortized into income over the remaining lives of the securities was $710,000 and $619,000, respectively. These securities are classified as available-for-sale and, as a result, are carried at their fair value.

(Back to Index)

(Back to Index)

During the years ended December 31, 2015, 2014, and 2013 we recognized other-than-temporary impairment losses of $0, $0 and $328,000, respectively, on positions that supported our CMBS investments. Securities classified as available-for-sale have decreased on a net basis as of December 31, 2015 as compared to December 31, 2014 primarily due to paydowns in 2015. We perform an on-going review of third-party reports and updated financial data on the underlying property financial information to analyze current and projected loan performance.  Rating agency downgrades are considered with respect to our income approach when determining other-than-temporary impairment and, when inputs are stressed, the resulting projected cash flows reflect a full recovery of principal.
The following table summarizes our CMBS-private placement at fair value (in thousands, except percentages):

	Fair Value at December 31, 2014	Net Purchases	Upgrades/Downgrades	Paydowns	MTM Change on Same Ratings	December 31, 2015
Moody's Ratings Category:
Aaa	$37,783	$(2,741)	$(501)	$(9,812)	$(2,315)	$22,414
Aa1 through Aa3	5,673	—	4,501	(351)	594	10,417
A1 through A3	10,941	—	6,013	(2,500)	(6,804)	7,650
Baa1 through Baa3	29,938	—	(11,006)	—	(447)	18,485
Ba1 through Ba3	18,371	219	3,668	(7,163)	6,607	21,702
B1 through B3	54,665	—	15,052	(5,073)	(19,588)	45,056
Caa1 through Caa3	15,583	—	(18,720)	(10,053)	15,203	2,013
Ca through C	11,678	—	(36)	(12,555)	1,472	559
Non-Rated	34,378	11,691	1,029	(13,778)	(2,192)	31,128
Total	$219,010	$9,169	$—	$(61,285)	$(7,470)	$159,424

S&P Ratings Category:
AAA	$28,474	$646	$(11,303)	$(9,009)	$(4,769)	$4,039
AA+ through AA-	—	—	5,245	—	(10)	5,235
A+ through A-	7,862	—	(245)	(7,540)	(75)	2
BBB+ through BBB-	29,029	11,362	3,763	(5,000)	(8,316)	30,838
BB+ through BB-	44,029	—	2,197	(5,753)	(2,209)	38,264
B+ through B-	52,644	219	(17,107)	(219)	(941)	34,596
CCC+ through CCC-	27,070	—	6,147	(21,543)	(4,915)	6,759
D	6,073	—	(484)	(6,955)	1,416	50
Non-Rated	23,829	(3,058)	11,787	(5,266)	12,349	39,641
Total	$219,010	$9,169	$—	$(61,285)	$(7,470)	$159,424
Investment Securities, Trading.  The following table summarizes our structured notes and RMBS securities, which are classified as investment securities, trading, and are carried at fair value (in thousands):

	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
As of December 31, 2015:
Structured notes	$28,576	$1,674	$(4,700)	$25,550
RMBS	1,896	—	(1,896)	—
Total	$30,472	$1,674	$(6,596)	$25,550

As of December 31, 2014:
Structured notes	$22,876	$1,098	$(3,188)	$20,786
RMBS	1,896	—	(1,896)	—
Total	$24,772	$1,098	$(5,084)	$20,786

(Back to Index)

(Back to Index)

The Company sold 19 and nine securities during each of the years ended December 31, 2015 and 2014, for a net realized gain of $1.4 million and $3.0 million, respectively.   The Company held 56 and 37 investment securities, trading as of December 31, 2015 and 2014, respectively.
Real Estate Loans.  The following table is a summary of the loans in our commercial real estate loan portfolio at the dates indicated (in thousands):

Description	Quantity	Amortized Cost	Contracted Interest Rates	Maturity Dates (3)
As of December 31, 2015:
Whole loans, floating rate (1) (4) (5) (6) (7) (10)	87	$1,630,801	LIBOR plus 1.75% to LIBOR plus 15.00%	February 2016 to February 2019
B notes, fixed rate (11)	1	15,934	8.68%	April 2016
Mezzanine loans, fixed rate (9)	2	45,372	9.01%	September 2016
Total (2)	90	$1,692,107

As of December 31, 2014:
Whole loans, floating rate (1) (5) (6)	73	$1,263,592	LIBOR plus 1.75% to LIBOR plus 15.00%	May 2015 to February 2019
B notes, fixed rate	1	16,072	8.68%	April 2016
Mezzanine loans, floating rate	1	12,558	LIBOR plus 15.32%	April 2016
Mezzanine loans, fixed rate (8)	3	54,808	0.50% to 18.71%	January 2016 to September 2021
Total (2)	78	$1,347,030

(1)
Whole loans had $112.6 million and $105.1 million in unfunded loan commitments as of December 31, 2015 and 2014, respectively.  These unfunded commitments are advanced as the borrowers formally request additional funding as permitted under the loan agreement and any necessary approvals have been obtained.

(2)	Total does not include an allowance for loan loss of $41.8 million and $4.0 million as of December 31, 2015 and 2014, respectively.

(3)	Maturity dates do not include possible extension options that may be available to the borrowers.

(4)
Includes two whole loans with a combined $51.2 million senior component that entered into modifications in 2015 that resulted in a fixed rate of 0.50% as of December 31, 2015. The two loans were previously identified as TDR's.

(5)
Includes two whole loans with a combined $12.0 million mezzanine component that have fixed rates of 12.0%, and two whole loans with a combined $4.2 million mezzanine component that have fixed rates of 15.0% at December 31, 2015 and 2014, respectively.

(6)	Includes a $799,000 junior mezzanine tranche of a whole loan that has a fixed rate of 10.0% as of December 31, 2015 and 2014.

(7)
Contractual interest rate does not include a whole loan with an amortized cost of $32.5 million that entered into a modification in 2015 which reduced the floating rate spread to 1.00% as of December 31, 2015. The loan was previously identified as a TDR.

(8)
Fixed rate mezzanine loans include a mezzanine loan that was modified into two tranches, which both currently pay interest at 0.50%. In addition, the subordinate tranche accrues interest at LIBOR plus 18.50% which is deferred until maturity.

(9)	Contractual interest rates and maturity dates do not include rates or maturity dates associated with one loans with an amortized cost of $38.1 that was fully reserved as of June 30, 2015.

(10)	Floating rate whole loans includes a loan with an amortized cost of $13.0 million which extended to February 2017 from February 2016.

(11)	Fixed rate B notes includes a loan with an amortized cost of $15.9 million which paid off in January 2016.

Bank Loans.  At December 31, 2015, our consolidated securitizations, Apidos CDO I, Apidos CDO III and Apidos Cinco CDO held a total of $132.5 million of bank loans at fair value.   The bank loans held by the securitizations secure the CDO notes they issued and are not available to satisfy the claims of our creditors.  The aggregate fair value of bank loans held decreased by $190.7 million over their holdings at December 31, 2014. This decrease was primarily due to the liquidation of Apidos CDO III which occurred in June 2015.

(Back to Index)

(Back to Index)

The following table summarizes our bank loan investments (in thousands):

	December 31, 2015		December 31, 2014
	Amortized cost	Fair Value (1)	Amortized cost	Fair Value (1)
Moody’s ratings category:
Baa1 through Baa3	$9,715	$9,693	$16,205	$16,056
Ba1 through Ba3	81,986	81,201	173,118	169,207
B1 through B3	37,103	35,916	129,863	126,774
Caa1 through Caa3	3,802	2,377	5,234	4,915
Ca	—	—	—	—
No rating provided	3,386	3,327	6,510	6,256
Total	$135,992	$132,514	$330,930	$323,208

S&P ratings category:
BBB+ through BBB-	$20,805	$20,769	$48,582	$48,110
BB+ through BB-	64,136	63,602	139,544	134,434
B+ through B-	44,315	41,896	132,732	131,105
CCC+ through CCC-	2,876	2,447	3,105	3,096
CC+ through CC-	—	—	—	—
C+ through C-	—	—	—	—
D	—	—	459	208
No rating provided	3,860	3,800	6,508	6,255
Total	$135,992	$132,514	$330,930	$323,208

Weighted average rating factor	1,701		1,786

(1)     The bank loan portfolio's fair value is determined using dealer quotes.

The following table provides information as to the lien position and status of our bank and middle market loans, which we consolidate (in thousands):

	Amortized Cost
	Apidos I	Apidos III	Apidos Cinco	Total
As of December 31, 2015:
Loans held for investment:
First lien loans	$—	$—	$131,281	$131,281
Second lien loans	—	—	1,692	1,692
Third lien loans	—	—	—	—
Defaulted first lien loans	—	—	1,544	1,544
Defaulted second lien loans	—	—	—	—
Total	—	—	134,517	134,517
First lien loans held for sale at fair value	153	—	1,322	1,475
Total	$153	$—	$135,839	$135,992

As of December 31, 2014:
Loans held for investment:
First lien loans	$153	$80,196	$245,377	$325,726
Second lien loans	—	—	3,572	3,572
Third lien loans	—	—	—	—
Defaulted first lien loans	—	—	—	—
Defaulted second lien loans	—	971	379	1,350
Total	153	81,167	249,328	330,648
First lien loans held for sale at fair value	—	—	282	282
Total	$153	$81,167	$249,610	$330,930

(Back to Index)

(Back to Index)

Middle Market Loans.  At December 31, 2015, Northport TRS, LLC, or "Northport," our middle market lending platform, held a total of $376.3 million of middle market loans at fair value. The middle market loans held by Northport serve to collateralize its senior secured revolving credit agreement. The aggregate fair value of bank loans held by Northport increased by $128.5 million over its holdings at December 31, 2014. This increase was primarily due to increased originations and purchase of production in our middle market lending platform.
The following table summarizes our middle market loans (in thousands):

	December 31, 2015		December 31, 2014
	Amortized cost	Fair Value (1)	Amortized cost	Fair Value (1)
Moody’s ratings category:
Baa1 through Baa3	$—	$—	$—	$—
Ba1 through Ba3	—	—	—	—
B1 through B3	—	—	—	—
Caa1 through Caa3	47,166	46,245	62,053	60,126
Ca	—	—	—	—
No rating provided	332,286	330,061	188,060	187,655
Total	$379,452	$376,306	$250,113	$247,781

S&P ratings category:
BBB+ through BBB-	$—	$—	$—	$—
BB+ through BB-	—	—	—	—
B+ through B-	—	—	4,959	3,798
CCC+ through CCC-	47,166	46,245	49,665	48,988
CC+ through CC-	—	—	—	—
C+ through C-	—	—	—	—
D	—	—	—	—
No rating provided	332,286	330,061	195,489	194,995
Total	$379,452	$376,306	$250,113	$247,781

Weighted average rating factor	678		921

(1)     The middle market loan portfolio's fair value is determined using dealer quotes or market/income approach valuation analysis.

The following table provides information as to the lien position and status of our middle market loans, at carrying value, which we consolidate (in thousands):

	December 31,
	2015	2014
First Lien	$248,367	$149,287
Second Lien	127,146	100,826
First Lien Defaulted	—	—
Second Lien Defaulted	—	—
	$375,513	$250,113

(Back to Index)

(Back to Index)

Asset-backed securities. At December 31, 2015, we held a total of $44.2 million of ABS at fair value through Apidos Cinco CDO, RCM Global, and RCC Commercial II.  At December 31, 2014, we held a total of $72.2 million fair value of ABS through Apidos CDO III, Apidos Cinco CDO, RCM Global, and RCC Commercial II.  The decrease in total ABS during 2015 was due to the sale of structured notes by RCM Global as well as the liquidation of Apidos III in June 2015.
The following table summarizes our ABS at fair value (in thousands):

	December 31, 2015		December 31, 2014
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Moody’s ratings category:
Aaa	$3,701	$3,976	$6,084	$6,638
Aa1 through Aa3	—	—	3,748	4,168
A1 through A3	—	—	—	—
Baa1 through Baa3	—	—	243	232
Ba1 through Ba3	377	347	774	727
B1 through B3	—	—	—	—
Caa1 through Caa3	—	—	—	—
No rating provided	37,916	39,891	44,768	60,392
Total	$41,994	$44,214	$55,617	$72,157

S&P ratings category:
AAA	$3,681	$3,956	$5,169	$5,640
AA+ through AA-	—	—	3,748	4,168
A+ through A-	—	—	—	—
BBB+ through BBB-	—	—	—	—
BB+ through BB-	377	347	774	727
B+ through B-	—	—	243	232
CCC+ through CCC-	—	—	—	—
No rating provided	37,936	39,911	45,683	61,390
Total	$41,994	$44,214	$55,617	$72,157

Weighted average rating factor	154		99
Corporate bonds. At December 31, 2015, our consolidated securitization, Apidos Cinco CDO, held a total of $2.3 million of corporate bonds at fair value, which secure the debt issued by this entity.  We record the bonds at fair value, with any unrealized gain or loss reported in the stockholder’s equity section of the balance sheet. The aggregate fair value of corporate bonds held decreased by $147,000 over those held at December 31, 2014. This decrease was primarily due to increased unrealized losses attributable to market pricing during the twelve months ended December 31, 2015.

(Back to Index)

(Back to Index)

The following table summarizes our corporate bonds at fair value (in thousands):

	December 31, 2015		December 31, 2014
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Moody’s ratings category:
B1 through B3	$868	$868	$—	$—
Ca	1,471	1,327	1,458	1,447
Caa1 through Caa3	83	65	957	960
No rating provided	—	—	—	—
Total	$2,422	$2,260	$2,415	$2,407

S&P ratings category:
B+ through B-	$868	$868	$868	$870
CCC+ through CCC-	1,554	1,392	1,547	1,537
No rating provided	—	—	—	—
Total	$2,422	$2,260	$2,415	$2,407
Weighted average rating factor	7,512		7,963
Investments in Unconsolidated Entities
The following table shows our investments in unconsolidated entities as of 2015 and 2014 and equity in net earnings (losses) of unconsolidated subsidiaries for the years ended December 31, 2015 and 2014 (in thousands):

				Equity in Earnings of Unconsolidated Subsidiaries
		Balance as of		Years Ended December 31,
	Ownership % as of December 31, 2015	December 31, 2015	December 31, 2014	2015	2014	2013
Varde Investment Partners, L.P	—%	$—	$654	$(90)	$(20)	$148
RRE VIP Borrower, LLC (1)	—	—	—	325	3,473	277
Investment in LCC Preferred Stock	29.0%	42,017	39,416	2,601	(1,555)	(183)
Investment in CVC Global Credit Opportunities Fund (2)	—%	—	18,209	8	2,032	1,177
Investment in Life Care Funding (3)	70.9%	—	—	—	(75)	(470)
Pearlmark Mezz IV L.P. (6)	47.4%	6,465	—	(460)	—	—
Investment in School Lane House (1)		—	—	4	912	—
Subtotal		48,482	58,279	2,388	4,767	949
Investment in RCT I and II (4)	3.0%	1,548	1,548	(2,421)	(2,387)	(2,401)
Investment in Preferred Equity (1) (5)	—%	—	—	—	410	992
Total		$50,030	$59,827	$(33)	$2,790	$(460)

(1)	Investment in School Lane House, Investment in RRE VIP Borrower and the Investments in preferred equity were sold or repaid as of December 31, 2014.

(2)	In December 2015, we elected a full redemption of their remaining investment from the fund.

(3)
In January 2013, LTCC invested $2.0 million into LCF for the purpose of originating and acquiring life settlement contracts. In February 2014, we invested an additional $1.4 million which resulted in the consolidation of LCF during the first quarter of 2014. Ownership percentage represents ownership following additional investments and consolidation.

(4)	For the years ended December 31, 2015, 2014, and 2013 these amounts are recorded in interest expense on our consolidated statements of operations.

(5)	For the years ended December 31, 2015, 2014 and 2013 these amounts are recorded in interest income on loans on our consolidated statements of operations.
(6) We have committed up to $50.0 million in Pearlmark Mezzanine Realty Partners IV, L.P. The commitment termination date ends when the original commitment is fully funded, or the fifth anniversary of the final closing date, June 24, 2015.

(Back to Index)

(Back to Index)

Financing Receivables
The following tables show the allowance for loan and lease losses for the years indicated (in thousands):

	Commercial Real Estate Loans	Bank Loans	Middle Market Loans	Residential Mortgage Loans	Direct Financing Leases	Loans Receivable - Related Party	Total
As of December 31, 2015:
Allowance for Loan and Lease Losses:
Allowance for losses at January 1, 2015	$4,043	$570	$—	$—	$—	$—	$4,613
Provision (recovery) for loan and lease losses	37,735	2,887	8,901	(99)	465	—	49,889
Loans charged-off	—	(2,175)	(4,962)	110	—	—	(7,027)
Recoveries	61	—	—	—	—	—	61
Allowance for losses at December 31, 2015	$41,839	$1,282	$3,939	$11	$465	$—	$47,536
Ending balance:
Individually evaluated for impairment	$40,274	$1,282	$—	$—	$465	$—	$42,021
Collectively evaluated for impairment	$1,565	$—	$3,939	$11	$—	$—	$5,515
Loans acquired with deteriorated credit quality	$—	$—	$—	$—	$—	$—	$—
Loans and Leases:
Ending balance:
Individually evaluated for impairment	$169,707	$1,544	$—	$—	$1,396	$—	$172,647
Collectively evaluated for impairment	$1,522,400	$132,973	$379,452	$1,746	$—	$—	$2,036,571
Loans acquired with deteriorated credit quality	$—	$—	$—	$—	$—	$—	$—
As of December 31, 2014:
Allowance for Loan and Lease Losses:
Allowance for losses at January 1, 2014	$10,416	$3,391	$—	$—	$—	$—	$13,807
Provision (recovery)for loan and lease losses	(3,758)	4,173	92	—	—	1,297	$1,804
Loans charged-off	(2,615)	(6,994)	(92)	—	—	(1,297)	$(10,998)
Allowance for losses at December 31, 2014	$4,043	$570	$—	$—	$—	$—	$4,613
Ending balance:
Individually evaluated for impairment	$—	$570	$—	$—	$—	$—	$570
Collectively evaluated for impairment	$4,043	$—	$—	$—	$—	$—	$4,043
Loans acquired with deteriorated credit quality	$—	$—	$—	$—	$—	$—	$—
Loans:
Ending balance:
Individually evaluated for impairment	$166,180	$1,350	$250,113	$—	$—	$1,277	$418,920
Collectively evaluated for impairment	$1,180,850	$329,580	$—	$2,802	$—	$—	$1,513,232
Loans acquired with deteriorated credit quality	$—	$—	$—	$—	$—	$—	$—
(Back to Index)

(Back to Index)

Credit quality indicators
Bank Loans
Loans are graded at inception and updates to assigned grades are made continually as new information is received. Loans are graded on a scale of 1 to 5 with 1 representing our highest rating and 5 representing its lowest rating. Bank loans are first individually evaluated for impairment. To the extent no individual impairment is determined, a general reserve is established.
The characteristics of each rating category are as follows:

1.	Loans with a rating of 1 are considered performing within expectations. All interest and principal payments are current, all future payments are anticipated and loss is not probable;

2.
Loans with a rating of a 2 are considered to have limited liquidity concerns and are watched closely. Loans identified in this category show remote signs of liquidity concerns, loss is not probable and therefore no reserve is established;

3.
Loans with a rating of a 3 are considered to have possible future liquidity concerns. Loans identified in this category show some liquidity concerns, but the ability to estimate potential defaults is not quantifiable and therefore no reserve is established;

4.
Loans with a rating of a 4 are considered to have nearer term liquidity concerns. These loans have a reasonable possibility of future default. However, the risk of loss is not assignable to one specific credit. The noted risk of the loans in this category is covered by general reserves; and

5.
Loans with a rating of a 5 have defaulted in payment of principal and interest or default is imminent. It is probable that impairment has occurred on these loans based on their payment status and that impairment is estimable. The noted risk of the loans in this category is covered by specific reserves.

Credit risk profiles of bank loans were as follows (in thousands):

	Rating 1	Rating 2	Rating 3	Rating 4	Rating 5	Held for Sale	Total
As of December 31, 2015:
Bank loans	$113,897	$17,578	$1,498	$—	$1,544	$1,475	$135,992

As of December 31, 2014:
Bank loans	$291,214	$32,660	$5,424	$—	$1,350	$282	$330,930
All of our bank loans were current with respect to debt service with the exception of one loan with an amortized cost of $1.5 million as of December 31, 2015. As of December 31, 2014, all of our bank loans were current with respect to debt service with the exception of two loans with an amortized aggregate cost of $1.4 million, one of which defaulted as of March 31, 2014 and the other which defaulted as of September 30, 2014.
Middle Market Loans
At inception, all middle market loans are graded at a 2 and updates to assigned grades are made continually as new information is received. Loans are graded on a scale of 1 to 5 with 1 representing our highest rating and 5 representing our lowest rating. Middle market loans are only evaluated individually for impairment.

The characteristics of each rating category are as follows:

1.	A loan with a rating of a 1 is considered performing above expectations and the likelihood of loss is remote;

2.	A loan with a rating of a 2 is considered performing within expectations and the likelihood of loss is remote;

3.
A loan with a rating of a 3 is considered performing below expectations and requires close monitoring but no loss of interest or principal is expected. Loans receiving this rating may be out of compliance with financial covenants; however, these loans are current with respect to interest and principal;

4.
A loan with a rating of a 4 is considered performing below expectations and some loss of interest or dividend is expected but no loss of principal. In addition to the borrower being generally out of compliance with debt covenants, loan payments may be past due, but generally not more than 180 days past due; and

5.
A loan with a rating of a 5 is considered performing substantially below expectations, in default and some loss of principal is expected. Most or all of the debt covenants are out of compliance and payments are substantially delinquent.

Credit risk profiles of middle market loans were as follows (in thousands):

(Back to Index)

(Back to Index)

	Rating 1	Rating 2	Rating 3	Rating 4	Rating 5	Held for Sale	Total
As of December 31, 2015:
Middle market loans	$44,252	$305,578	$29,622	$—	$—	$—	$379,452

As of December 31, 2014:
Middle market loans	$—	$240,245	$9,868	$—	$—	$—	$250,113
All of our middle market loans were current with respect to debt service as of December 31, 2015 and 2014.
Commercial Real Estate Loans
Loans are graded at inception and updates to assigned grades are made continually as new information is received. Loans are graded on a scale of 1 to 4 with 1 representing our highest rating and 4 representing its lowest rating. Commercial real estate loans are first individually evaluated for impairment. To the extent no individual impairment is determined, a general reserve is established.

The characteristics of each rating category are as follows:

1.	A loan with a rating of a 1 is considered to have satisfactory performance with no issues noted. All interest and principal payments are current and the probability of loss is remote;

2.
A loan is graded with a rating of a 2 if a surveillance trigger event has occurred, but loss is not probable at this time. Such trigger events could include but are not limited to a trending decrease in occupancy rates or a flattening of lease revenues; and to a lesser extent, ground lease defaults, ground lease expirations that occur in the next six months or the borrower is delinquent on payment of property taxes or insurance.;

3.
A loan with a rating of 3 has experienced an extended decline in operating performance, a significant deviation from its origination plan or the occurrence of one or more surveillance trigger events which create an increased risk for potential default. Loans identified in this category show some liquidity concerns. However, the risk of loss is not specifically assignable to any individual loan. The noted risk of the loans in this category is covered by general reserves;

4.
A loan with a rating of a 4 is considered to be in payment default or default is expected, full recovery of the unpaid principal balance is improbable and loss is considered probable. The noted risk of the loans in this category is covered by specific reserves.

During the second quarter of 2015, we recorded an allowance for loan loss on a subordinated mezzanine loan position that was acquired in 2007. The outstanding loan balance of $38.1 million was fully reserved and associated accrued interest of $3.0 million was reserved reversed against interest income, for a total charge to operations of $41.1 million. The loan was originally supported by a portfolio of 13 hotel properties, most of which were luxury brand hotels. As of December 31, 2015, of the original 13 hotel properties securing the loan, two properties remain, both of which are located in or near San Juan, Puerto Rico.
A confluence of several events led to the determination during the quarter that the loan was no longer collectible.
First, the senior mortgage secured by the assets was refinanced in May 2015, and the new financing contained terms and conditions that materially altered the time period over which the borrower had originally planned to complete executing its business plan, which entailed holding the assets in an effort to maximize value. The principal conditions of the new senior loan were that it had a one year term with no extension options, a high interest rate and a forced asset-sale mechanism that assured the new senior loan would be paid in full in 2016.
Second, the Commonwealth of Puerto Rico had been undergoing a very turbulent and volatile period regarding the Commonwealth’s debt obligations and has been seeking to restructure its $73.0 billion of debt. The Puerto Rico debt crisis worsened through and after the second quarter, and within the last month, ultimately culminating in Puerto Rico defaulting on a $58.0 million payment due to the Public Finance Corporation on August 1, 2015. The significant threats of a default by Puerto Rico have been publicized and the financial crisis there has resulted in significantly reduced tourism and significantly impaired property values.
Likely due, at least in part, to the Puerto Rico debt crisis, one of the three remaining hotel properties went under contract in June 2015 and was sold in July 2015 at an amount that would make it very difficult for the other two remaining properties to generate sufficient proceeds to repay the remaining debt. As a result, we concluded as of June 30, 2015, that the loan should be classified as a troubled-debt-restructuring and, further, that the loan should be fully reserved.

(Back to Index)

(Back to Index)

Credit risk profiles of commercial real estate loans were as follows (in thousands):

	Rating 1	Rating 2	Rating 3	Rating 4	Held for Sale	Total
As of December 31, 2015:
Whole loans	$1,596,099	$32,500	$—	$2,202	$—	$1,630,801
B notes	15,934	—	—	—	—	15,934
Mezzanine loans	7,300	—	—	38,072	—	45,372
	$1,619,333	$32,500	$—	$40,274	$—	$1,692,107

As of December 31, 2014:
Whole loans	$1,231,092	$32,500	$—	$—	$—	$1,263,592
B notes	16,072	—	—	—	—	16,072
Mezzanine loans	45,432	21,934	—	—	—	67,366
	$1,292,596	$54,434	$—	$—	$—	$1,347,030
All of our commercial real estate loans are current with the exception of one mezzanine loan that was defaulted as of December 31, 2015. All of our commercial real estate loans were current as of December 31, 2014.
Residential Mortgage Loans
We review residential mortgage loans periodically for collectability in light of historical experience, the nature and amount of the loan portfolio, adverse situations that may affect the borrower's ability to repay, estimated value of any underlying collateral, and prevailing underlying conditions.
Loans Receivable - Related Party
During the year ended December 31, 2014, we recorded a provision of $1.3 million before extinguishing the loan and bringing direct financing leases in the amount of $2.1 million on our books in lieu of cash settlement of the loan receivable.
Direct Financing Leases
During the year ended December 31, 2015, we recorded a provision against the value of the direct financing leases in the amount of $465,000. As of December 31, 2015, we held $931,000 of direct financing leases, net of provisions.

(Back to Index)

(Back to Index)

Loan Portfolios Aging Analysis
The following table shows the loan portfolio aging analysis for the years indicated at cost basis (in thousands):

	30-59 Days	60-89 Days	Greater than 90 Days	Total Past Due	Current (2)	Total Loans Receivable	Total Loans > 90 Days and Accruing
As of December 31, 2015:
Whole loans	$—	$—	$—	$—	$1,630,801	$1,630,801	$—
B notes	—	—	—	—	15,934	15,934	—
Mezzanine loans	—	38,072	—	38,072	7,300	45,372	—
Bank loans	1,544	—	—	1,544	132,973	134,517	—
Middle market loans	—	—	—	—	379,452	379,452	—
Direct financing leases	12	214	—	226	1,170	1,396	—
Residential mortgage loans (1)	27	41	80	148	96,069	96,217	—
Total loans	$1,583	$38,327	$80	$39,990	$2,263,699	$2,303,689	$—

As of December 31, 2014:
Whole loans	$—	$—	$—	$—	$1,263,592	$1,263,592	$—
B notes	—	—	—	—	16,072	16,072	—
Mezzanine loans	—	—	—	—	67,366	67,366	—
Bank loans	—	—	1,350	1,350	329,580	330,930	—
Middle market loans	—	—	—	—	250,113	250,113	—
Residential mortgage loans (1)	443	82	119	644	113,612	114,256	—
Loans receivable- related party	—	—	—	—	1,277	1,277	—
Total loans	$443	$82	$1,469	$1,994	$2,041,612	$2,043,606	$—

(1)	Contains $94.5 million and $113.4 million of residential mortgage loans held for sale at December 31, 2015 and 2014, respectively.

(2)	Current loans include one impaired whole loan with an amortized cost of $2.2 million, that was fully reserved as of December 31, 2015.

(Back to Index)

(Back to Index)

Impaired Loans
The following tables show impaired loans indicated (in thousands):

	Recorded Balance	Unpaid Principal Balance	Specific Allowance	Average Investment in Impaired Loans	Interest Income Recognized
As of December 31, 2015:
Loans without a specific valuation allowance:
Whole loans	$129,433	$129,433	$—	$128,591	$3,939
B notes	$—	$—	$—	$—	$—
Mezzanine loans	$—	$—	$—	$—	$—
Bank loans	$—	$—	$—	$—	$—
Middle market loans	$—	$—	$—	$—	$—
Residential mortgage loans	$—	$—	$—	$—	$—
Loans receivable - related party	$—	$—	$—	$—	$—
Loans with a specific valuation allowance:
Whole loans	$2,202	$2,202	$(2,202)	$2,202	$63
B notes	$—	$—	$—	$—	$—
Mezzanine loans	$38,072	$38,072	$(38,072)	$38,072	$(2,879)
Bank loans	$1,544	$1,551	$(1,282)	$1,544	$—
Middle market loans	$—	$—	$—	$—	$—
Residential mortgage loans	$—	$—	$—	$—	$—
Loans receivable - related party	$—	$—	$—	$—	$—
Total:
Whole loans	$131,635	$131,635	$(2,202)	$130,793	$4,002
B notes	—	—	—	—	—
Mezzanine loans	38,072	38,072	(38,072)	38,072	(2,879)
Bank loans	1,544	1,551	(1,282)	1,544	—
Middle market loans	—	—	—	—	—
Residential mortgage loans	—	—	—	—	—
Loans receivable - related party	—	—	—	—	—
	$171,251	$171,258	$(41,556)	$170,409	$1,123

As of December 31, 2014:
Loans without a specific valuation allowance:
Whole loans	$128,108	$128,108	$—	$130,445	$4,620
B notes	$—	$—	$—	$—	$—
Mezzanine loans	$38,072	$38,072	$—	$38,072	$1,269
Bank loans	$—	$—	$—	$—	$—
Middle market loans	$—	$—	$—	$—	$—
Residential mortgage loans	$2,082	$2,082	$—	$2,082	$148
Loans receivable - related party	$—	$—	$—	$—	$—
Loans with a specific valuation allowance:
Whole loans	$—	$—	$—	$—	$—
B notes	$—	$—	$—	$—	$—
Mezzanine loans	$—	$—	$—	$—	$—
Bank loans	$1,350	$1,350	$(570)	$—	$—
Middle market loans	$—	$—	$—	$—	$—
Loans receivable - related party	$—	$—	$—	$—	$—
Total:
Whole loans	$128,108	$128,108	$—	$130,445	$4,620
B notes	—	—	—	—	—
Mezzanine loans	38,072	38,072	—	38,072	1,269
Bank loans	1,350	1,350	(570)	—	—
Middle market loans	—	—	—	—	—
Residential mortgage loans	2,082	2,082	—	2,082	148
Loans receivable - related party	—	—	—	—	—
	$169,612	$169,612	$(570)	$170,599	$6,037

(Back to Index)

(Back to Index)

Troubled-Debt Restructurings
The following tables show troubled-debt restructurings in our loan portfolio (in thousands):

	Number of Loans	Pre-Modification Outstanding Recorded Balance	Post-Modification Outstanding Recorded Balance
Year Ended December 31, 2015:
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
As of December 31, 2015, one commercial real estate loan troubled-debt restructuring has subsequently defaulted. As of December 31, 2014, no commercial real estate loan troubled-debt restructurings had subsequently defaulted.
Restricted cash.
At December 31, 2015, we had restricted cash of $40.6 million, which consisted of $39.0 million of restricted cash within our eight securitizations, $1.4 million held as margin, and $195,000 held in various reserve accounts. At December 31, 2014, we had restricted cash of $122.1 million, which consisted of $121.2 million of restricted cash within our ten securitizations, $688,000 held as margin, and $209,000 held in various reserve accounts. The decrease of $81.5 million from the prior year is primarily related to the liquidation of Moselle and Apidos CDO III during the twelve months ended with proceeds used to pay down note holders.
Interest Receivable.
At December 31, 2015, we had interest receivable of $14.0 million, which consisted of $14.0 million of interest on our securities and loans and $6,000 of interest earned on escrow and sweep accounts.  At December 31, 2014, we had interest receivable of $16.3 million, which consisted of $16.3 million of interest on our securities and loans and $6,000 of interest earned on escrow and sweep accounts.  The $2.3 million decrease was attributable to a decrease in interest receivable on CRE loans of $2.4 million primarily due to a write off a a mezzanine loan in June 2015, a decrease in interest receivable on bank loans of $522,200 due to the liquidation of Apidos III in June 2015, a decrease of in interest receivable on structured notes of $417,000, a decrease in interest receivable on RMBS of $168,000, and a decrease in interest receivable on middle market loans of $56,000. This decrease was partially offset by an increase in interest receivable on equity investments of $1.2 million from our February 2015 investment in ZAIS, an increase in interest receivable on PCM of $52,000, and an increase of $59,000 in interest receivable on CMBS.

(Back to Index)

(Back to Index)

Prepaid Expenses.
The following table summarizes our prepaid expenses as of December 31, 2015 and 2014 (in thousands):

	December 31,
	2015	2014	Net Change
Prepaid taxes	$1,598	$2,622	$(1,024)
Prepaid insurance	224	191	33
Other prepaid expenses	1,358	1,383	(25)
Total	$3,180	$4,196	$(1,016)
Prepaid expenses decreased $1.0 million to $3.2 million as of December 31, 2015 from $4.2 million as of December 31, 2014. The decrease of $1.0 million in prepaid taxes resulted primarily from a decrease in cash taxes paid and by a decrease of $25,000 in other prepaid expenses, partially offset by an increase of $33,000 in prepaid insurance due to a new insurance policy taken on one our new entities in 2015.
Other Assets.
The following table summarizes our other assets as of December 31, 2015 and 2014 (in thousands):

	December 31,
	2015	2014	Net Change
Other Receivables	$12,578	$7,281	$5,297
Fixed assets - non real estate	2,488	1,901	587
Investment in life settlement contracts	4,584	3,361	1,223
Management fees receivable	1,904	1,076	828
Tax receivable	482	623	(141)
Other assets	259	268	(9)
Total	$22,295	$14,510	$7,785
The increase of approximately $7.8 million in other assets is primarily due to an increase in receivables of $5.3 million; $8.6 million of this amount relates to a receivable recorded at December 31, 2015 for the receipt of our return of principal in our investment in CVC Global Credit Opportunities Fund, L.P. This was partially offset by $3.7 million that related to a middle market loan position that had traded but not settled as of December 31, 2014. Additionally, there was an increase of $587,000 due to the acquisition of fixed assets at PCM; $1.2 million in life settlement contracts from the net acquisition of new contracts; and an increase of $828,000 in management fees receivable due to an incentive management fee earned on an RCAM related CLO. These increases were partially offset by a decrease of $141,000 in tax receivable and a decrease of $9,000 in other assets.

(Back to Index)

(Back to Index)

Hedging Instruments.
A significant market risk to us is interest rate risk.  Interest rates are highly sensitive to many factors, including governmental monetary and tax policies, domestic and international economic and political considerations and other factors beyond the Company’s control.  Changes in the general level of interest rates can affect net interest income, which is the difference between the interest income earned on interest-earning assets and the interest expense incurred in connection with the interest-bearing liabilities, by affecting the spread between the interest-earning assets and interest-bearing liabilities.  Changes in the level of interest rates also can affect the value of the our interest-earning assets and our ability to realize gains from the sale of these assets.  A decline in the value of our interest-earning assets pledged as collateral for borrowings could result in the counterparties demanding additional collateral pledges or liquidation of some of the existing collateral to reduce borrowing levels.
We are also exposed to foreign currency exchange risk, a form of risk that arises from the change in price of one currency against another. Substantially all of our revenues are transacted in U.S. dollars; however, a portion of our capital is exposed to other currencies, primarily the Euro and, to a lesser extent, the pound sterling. To address this market risk, we generally hedge our foreign currency-denominated exposures (typically investments in debt instruments, including forecasted principal and interest payments) with foreign currency forward contracts. We classify these hedges as fair value hedges, which are hedges that mitigate the risk of changes in the fair values of assets, liabilities, and certain types of firm commitments. We record changes in the fair value of derivatives designated and effective as fair value hedges in earnings offset by corresponding changes in the fair values of the hedged items.
The following tables present the fair value of our derivative financial instruments as well as their classification on our consolidated balance sheets and on the consolidated statements of operations for the years presented:

Fair Value of Derivative Instruments as of December 31, 2015 (in thousands)

	Asset Derivatives
	Notional Amount	Balance Sheet Location	Fair Value
Interest rate lock agreements (1)	$105,385	Derivatives, at fair value	$1,224
Forward contracts - residential mortgage lending	$92,413	Derivatives, at fair value	$345
Forward contracts - foreign currency, hedging (2)(3)	$24,850	Derivatives, at fair value	$727
Forward contracts - TBA securities	$29,500	Derivatives, at fair value	$99
Warrants (4)	$553	Derivatives, at fair value	$1,051
	Liability Derivatives
	Notional Amount	Balance Sheet Location	Fair Value
Interest rate swap contracts, hedging (5)	$102,799	Derivatives, at fair value	$3,459
Interest rate lock agreements (6)	$505	Derivatives, at fair value	$3
Forward contracts - residential mortgage lending	$143,553	Derivatives, at fair value	$479
Forward contracts - TBA securities	$1,500	Derivatives, at fair value	$—

Interest rate swap contracts, hedging	$102,799	Accumulated other comprehensive income (loss)	$(3,471)

(1)	The notional amount of our interest rate lock agreements in an asset position is the pass-through weighted total commitments with a weighted average pass-through percentage of 85.9%.

(2)	The notional amount is presented on a currency converted basis. The notional amount of our foreign currency hedging forward contracts was €22.9 million as of December 31, 2015.

(3)	Foreign currency forward contracts are accounted for as fair value hedges.

(4)	The notional amount of our warrants is the calculated number of shares available for purchase.

(5)	Interest rate swaps contracts are accounted for as fair value hedges.

(6)	The notional amount of our interest rate lock agreements in a liability position is the pass-through weighted total commitments with a weighted average pass-through percentage of 19.5%.

(Back to Index)

(Back to Index)

Fair Value of Derivative Instruments as of December 31, 2014 (in thousands)

	Asset Derivatives
	Notional Amount	Balance Sheet Location	Fair Value
Interest rate lock agreements (1)	$59,467	Derivatives, at fair value	$970
Forward contracts - residential mortgage lending	$5,000	Derivatives, at fair value	$7
Forward contracts - RMBS securities	$42,614	Derivatives, at fair value	$1,297
Forward contracts - foreign currency, hedging (2)(3)	$54,948	Derivatives, at fair value	$3,377
Options - U.S. Treasury futures	$90	Derivatives, at fair value	$52
Warrants (4)	$492	Derivatives, at fair value	$898
	Liability Derivatives
	Notional Amount	Balance Sheet Location	Fair Value
Interest rate swap contracts, hedging (5)	$124,017	Derivatives, at fair value	$8,680
Interest rate lock agreements (6)	$798	Derivatives, at fair value	$10
Forward contracts - residential mortgage lending	$154,692	Derivatives, at fair value	$1,036
Forward contracts - TBA securities	$15,000	Derivatives, at fair value	$47

Interest rate swap contracts, hedging	$124,017	Accumulated other comprehensive income (loss)	$(8,680)

(1)	The notional amount of our interest rate lock agreements in an asset position is the pass-through weighted total commitments with a weighted average pass-through percentage of 76.4%.

(2)	The notional amount is presented on a currency converted basis. The notional amount of our foreign currency hedging forward contracts was €45.4 million as of December 31, 2014.

(3)	Foreign currency forward contracts are accounted for as fair value hedges.

(4)	The notional amount of our warrants is the calculated number of shares available for purchase.

(5)	Interest rate swaps contracts are accounted for as fair value hedges.

(6)	The notional amount of our interest rate lock agreements in a liability position is the pass-through weighted total commitments with a weighted average pass-through percentage of 21.2%.

(Back to Index)

(Back to Index)

The Effect of Derivative Instruments on the Statements of Operations for the
Year Ended December 31, 2015 (in thousands)

	Derivatives
	Statement of Operations Location	Realized and Unrealized Gain (Loss) (1)
Interest rate swap contracts, hedging	Interest expense	$6,335
Interest rate swap contracts, hedging	Net realized and unrealized gain (loss) on sales of investment securities available-for-sale and loans and derivatives	$(18)
Interest rate lock agreements	Net realized and unrealized gain (loss) on sales of investment securities available-for-sale and loans and derivatives	$261
Forward contracts - residential mortgage lending	Net realized and unrealized gain (loss) on sales of investment securities available-for-sale and loans and derivatives	$895
Forward contracts - RMBS securities	Net realized and unrealized gain (loss) on sales of investment securities available-for-sale and loans and derivatives	$(215)
Forward contracts - foreign currency, hedging	Net realized and unrealized gain (loss) on sales of investment securities available-for-sale and loans and derivatives	$2,925
Options - U.S. Treasury futures	Net realized and unrealized gain (loss) on sales of investment securities available-for-sale and loans and derivatives	$184
Forward contracts - TBA securities	Net realized and unrealized gain (loss) on sales of investment securities available-for-sale and loans and derivatives	$483

(Back to Index)

(Back to Index)

The Effect of Derivative Instruments on the Statements of Operations for the
Year Ended December 31, 2014 (in thousands)

	Derivatives
	Statement of Operations Location	Realized and Unrealized Gain (Loss) (1)
Interest rate swap contracts, hedging	Interest expense	$6,555
Interest rate lock agreements	Net realized and unrealized gain (loss) on sales of investment securities available-for-sale and loans and derivatives	$960
Forward contracts - residential mortgage lending	Net realized and unrealized gain (loss) on sales of investment securities available-for-sale and loans and derivatives	$(1,029)
Forward contracts - RMBS securities	Net realized and unrealized gain (loss) on sales of investment securities available-for-sale and loans and derivatives	$1,297
Forward contracts - foreign currency, hedging	Net realized and unrealized gain (loss) on sales of investment securities available-for-sale and loans and derivatives	$3,377
Options - U.S. Treasury futures	Net realized and unrealized gain (loss) on sales of investment securities available-for-sale and loans and derivatives	$(28)
Forward contracts - TBA securities	Net realized and unrealized gain (loss) on sales of investment securities available-for-sale and loans and derivatives	$(47)
Warrants	Net realized and unrealized gain (loss) on sales of investment securities available-for-sale and loans and derivatives	$898

The Effect of Derivative Instruments on the Statements of Operations for the
Year Ended December 31, 2013 (in thousands)

	Derivatives
	Statement of Operations Location	Realized and Unrealized Gain (Loss) (1)
Interest rate swap contracts, hedging	Interest expense	$6,751

(1)	Negative values indicate a decrease to the associated balance sheets or consolidated statements of operations line items.
With interest rates projected to remain relatively low, the maturity of two hedge contracts during 2015, and the continued amortization of our swaps during 2016, we expect that the fair value of our interest rate swap hedges will continue to modestly improve in 2015. We intend to continue to seek such hedges for our floating rate debt in the future.

(Back to Index)

(Back to Index)

Our hedges at December 31, 2015 were as follows (in thousands):

	Benchmark rate	Notional value	Strike rate	Effective date	Maturity date	Fair value
CRE Swaps
Interest rate swap	1 month LIBOR	$11,234	4.13%	01/10/08	05/25/16	$(83)
Interest rate swap	1 month LIBOR	1,681	5.72%	07/12/07	10/01/16	(64)
Interest rate swap	1 month LIBOR	1,880	5.68%	07/13/07	03/12/17	(110)
Interest rate swap	1 month LIBOR	77,341	5.58%	06/26/07	04/25/17	(2,524)
Interest rate swap	1 month LIBOR	1,726	5.65%	07/05/07	07/15/17	(125)
Interest rate swap	1 month LIBOR	3,850	5.65%	07/26/07	07/15/17	(277)
Interest rate swap	1 month LIBOR	4,023	5.41%	08/10/07	07/25/17	(274)
Total CRE Swaps		$101,735				$(3,457)

CMBS Swaps
Interest rate swap	1 month LIBOR	$172	1.30%	07/19/11	03/18/16	$—
Interest rate swap	1 month LIBOR	892	1.95%	04/11/11	03/18/16	(2)
Total CMBS Swaps		$1,064				$(2)

Total Interest Rate Swaps		$102,799	5.38%			$(3,459)
Repurchase and Mortgage Finance Facilities.
Borrowings under our repurchase agreement facilities were guaranteed by us or one of our subsidiaries. The following table sets forth certain information with respect to the our borrowings at December 31, 2015 and 2014 (dollars in thousands):

	December 31, 2015				December 31, 2014
	Outstanding Borrowings	Value of Collateral	Number of Positions as Collateral	Weighted Average Interest Rate	Outstanding Borrowings	Value of Collateral	Number of Positions as Collateral	Weighted Average Interest Rate
CMBS Term Repurchase Facility
Wells Fargo Bank (1)	$25,656	$31,650	21	1.57%	$24,967	$30,180	33	1.35%

CRE Term Repurchase Facilities
Wells Fargo Bank (2)	123,937	179,169	9	2.39%	179,762	258,223	15	2.38%
Deutsche Bank AG (3)	—	—	—	—%	25,920	39,348	2	2.78%
Morgan Stanley Bank (4)	98,991	142,098	7	2.96%	—	—	—	—%

Trust Certificates Term Repurchase Facility
RSO Repo SPE Trust 2015 (5)	26,244	89,181	1	5.85%	—	—	—	—%

Short-Term Repurchase Agreements - CMBS
Wells Fargo Securities, LLC	13,548	19,829	3	1.93%	10,442	17,695	1	1.66%
Deutsche Bank Securities, LLC	43,859	59,518	17	2.1%	33,783	44,751	8	1.62%

Residential Investments Term Repurchase Facility
Wells Fargo Bank (6)	782	835	1	2.75%	22,212	27,885	6	1.16%

Residential Mortgage Financing Agreements
New Century Bank	43,789	61,111	199	3.17%	41,387	51,961	158	2.82%
Wells Fargo Bank	42,030	59,841	166	3.03%	61,189	95,511	104	2.75%
Totals	$418,836	$643,232			$399,662	$565,554

(1)	The Wells Fargo Bank CMBS term repurchase facility includes $2,000 and $0, of deferred debt issuance costs as of December 31, 2015 and 2014, respectively.

(Back to Index)

(Back to Index)

(2)	The Wells Fargo Bank CRE term repurchase facility includes $675,000 and $1.7 million of deferred debt issuance costs as of December 31, 2015 and 2014, respectively.

(3)	The Deutsche Bank CRE term repurchase facility includes $0 and $268,000 of deferred debt issuance costs as of December 31, 2015 and 2014, respectively.

(4)	The Morgan Stanley Bank CRE term repurchase facility includes $1.7 million and $0 of deferred debt issuance costs as of December 31, 2015 and 2014, respectively.

(5)	The RSO Repo SPE Trust 2015 term repurchase facility includes $415,000 and $0 of deferred debt issuance costs as of December 31, 2015 and 2014, respectively.

(6)	The Wells Fargo Bank residential investments term repurchase facility includes $0 and $36,000 of deferred debt issuance costs as of December 31, 2015 and 2014, respectively.
We are in compliance with all financial covenants as defined in the respective agreements as of December 31, 2015.
As the result of an accounting standards update adopted on January 1, 2015, we unlinked our previously linked transactions and disclosed affected asset, liability, income and expense balances at their gross values in our consolidated financial statements. We had no repurchase agreements being accounted for as linked transactions as of December 31, 2015.
The assets in the following table were accounted for as linked transactions as of December 31, 2014. These linked repurchase agreements were not included in borrowings on our consolidated balance sheets as of that date.

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
Residential Investments – Term Repurchase Facility
In June 2014, our wholly-owned subsidiaries, RCC Residential Portfolio, Inc., RCC Resi TRS, and RCC Residential Depositor, LLC, entered into a master repurchase and securities agreement with Wells Fargo Bank, or Wells Fargo, to be used as term repurchase facilities to finance the purchase of highly-rated residential investment assets. The original maximum amount of the facility was $285.0 million which had an original one year term with a one year extension option, and a maximum interest rate of 1.45% and 3.00% on residential mortgage-backed securities and jumbo mortgage loans, respectively. The facility had an original maturity date of June 22, 2015. Over the course of five amendments, the most recent of which was entered into with Wells Fargo on September, 2015, we extended the facility's termination date to September 20, 2016. Additionally, the amendments reduced the facility's original maximum borrowing amount from a total of $285.0 million to $30.0 million with respect to certificates of trust and zero with respect to RMBS. There were no other material changes to the agreement over the course of the five amendments.
CMBS – Term Repurchase Facility
In February 2011, our wholly-owned subsidiaries, RCC Commercial and RCC Real Estate, entered into a master repurchase and securities agreement with Wells Fargo to be used as a term repurchase facility to finance the purchase of highly-rated CMBS.  The maximum amount of the facility is $100.0 million which had an original two year term with a one year option to extend, and an interest rate equal to the one-month LIBOR plus 1.00%. In April 2014, we agreed to a third amendment of the facility, which extended the termination date to January 31, 2016. In May 2015, we agreed to a fourth amendment of the facility, which extended the termination date to January 31, 2017.

(Back to Index)

(Back to Index)

CRE – Term Repurchase Facilities
On February 27, 2012, RCC Real Estate's wholly-owned subsidiary, RCC Real Estate SPE 4 LLC, or SPE 4, entered into a master repurchase and securities agreement with Wells Fargo to finance the origination of commercial real estate loans. The facility had an original maximum amount of $150.0 million and an initial 18 month term. In April 2013, we paid a structuring fee of $101,000 and an extension fee of $938,000 and entered into an amendment which increased the size of the facility to $250.0 million and extended the maturity date to February 27, 2015. The amendment also provided us with two additional one year extension options at our discretion. On October 31, 2014, SPE 4 agreed to a modification of the terms of the facility which increased the maximum borrowing amount to $400.0 million and extended the maturity date to August 27, 2016. The modification also provided us with two additional one year extension options at our discretion. The modification also increased the facility's maximum single asset concentration limit, reduced the minimum portfolio debt yield tests requirement, and decreased pricing spreads on select portfolio assets. We paid a structuring fee of $1.6 million to Wells Fargo upon the closing of the modification.
On July 19, 2013, RCC Real Estate's wholly-owned subsidiary, RCC Real Estate SPE 5 LLC, or SPE 5, entered into a master repurchase and securities agreement with Deutsche Bank AG, Cayman Islands Branch to finance the origination of commercial real estate loans. The facility had a maximum amount of $200.0 million and an initial 12 month term that ended on July 19, 2014. In July 2014, we paid an extension fee of 0.25% of the maximum facility amount to exercise the first of two one year extension options and subject further to the right of SPE 5 to repurchase the assets held in the facility earlier. The facility matured on July 19, 2015.
On September 10, 2015, RCC Real Estate's wholly-owned subsidiary, RCC Real Estate SPE 6, or SPE 6, entered into a master repurchase and securities agreement with Morgan Stanley Bank, NA to finance the origination of commercial real estate loans. The facility has a maximum capacity of $250.0 million and an initial three year term that expires on September 10, 2018 with annual one year extension options. Morgan Stanley charges an unused facility amount fee of 0.50% if the average daily outstanding borrowings are less than or equal to 50% of the facility amount, and of 0.25% if the amount the average daily outstanding borrowings are greater than 50% but less than 65% of the facility amount. Morgan Stanley has agreed to waive this fee until January 2016.
Trust Certificates - Term Repurchase Facility
On November 20, 2015, RCC Real Estate entered into a repurchase and securities agreement with RSO Repo SPE Trust 2015, or Term Repurchase Trust, a structure that provides financing under a structured sale of trust certificates to qualified institutional buyers through an offering led by Wells Fargo Securities, LLC. The facility sold trust certificates of $26.6 million with an initial three year term that expires on November 20, 2018. We have the ability to call the facility at any time. If called, we would be subject to an early repurchase fee until the payment date in May 2017. After this date, we would have the option to make pre-payments with no penalties.
Short-Term Repurchase Agreements - CMBS
On March 8, 2005, RCC Real Estate entered into a master repurchase agreement with Deutsche Bank Securities Inc. to finance the purchase of CMBS and the origination of commercial real estate loans.  There is no stated maximum amount of the facility and the repurchase agreement has no stated maturity date. There are monthly resets of interest rates.
On February 14, 2012, RCC Real Estate entered into a master repurchase and securities agreement with Wells Fargo Securities, LLC to finance the purchase of CMBS.  There is no stated maximum amount of the facility and the repurchase agreement has no stated maturity date. There are monthly resets of interest rates.
Residential Mortgage Financing Agreements
RCC Residential's wholly owned subsidiary, PCM, has a master repurchase agreement with New Century Bank d/b/a Customer's Bank ("New Century") to finance the acquisition of residential mortgage loans. The facility has a maximum amount of $65.0 million and a termination date of August 29, 2016, which was amended from the original terms over the course of nine amendments. The facility bears interest at a rate of one-month LIBOR plus an applicable rate between 2.63% and 4.875%. We were in compliance with all covenants under the agreement as of December 31, 2015.
In July 2014, PCM entered into a master repurchase agreement with Wells Fargo to finance the acquisition of residential mortgage loans. The facility has a maximum amount of $100.0 million, a termination date of September 29, 2016, which was amended from the original terms over the course of four amendments, and bears interest at a rate of one-month LIBOR plus an applicable loan margin. The loan margin for jumbo loans that have been purchased and held by Wells Fargo for over 90 days is 3.00%; the loan margin for all other jumbo loans financed is 2.50%. The loan margin for agency loans that have been purchased and held by Wells Fargo is 2.38%. PCM was in compliance with all covenants under the agreement as of December 31, 2015.

(Back to Index)

(Back to Index)

Senior Secured Revolving Credit Facility
On September 18, 2014, our wholly-owned subsidiary, Northport, closed a $110.0 million syndicated senior secured revolving credit facility ("Credit Facility") with JP Morgan, as the agent bank, to finance the origination of middle market and syndicated loans. The availability under the Credit Facility was increased to $125.0 million as of September 30, 2014 and again to $140.0 million with an additional commitment from ING Bank early in March 2015. During the second quarter 2015, we entered into the first and second amendments of the Credit Facility which increased the original commitment from $225.0 million to $300.0 million and secured $85.0 million of additional availability, bringing the total available under the Credit Facility to $225.0 million as of December 31, 2015. As of December 31, 2015, $190.0 million was outstanding on the Credit Facility. Under the first amendment, both the ability to access draws on the Credit Facility and the maturity date have been extended six months until March 31, 2018 and March 31, 2019 respectively.
Under the terms of the second amendment, the applicable margins increased 25 basis points. Accordingly, the Credit Facility bears interest rates, at our election, on a per annum basis equal to (i) the applicable LIBOR rate plus 2.75% or (ii) the applicable base rate (prime rate of 3.5% as of December 31, 2015) plus 1.75%. During the six month period following September 18, 2014, we were charged a commitment fee on any unused balance of 0.375% per annum if the unused balance was greater than 35% of the total commitment or 0.50% per annum if it was less than 35% of the total commitment. Following that period, the commitment fee on any unused balance became 0.375% per annum if the outstanding balance is greater than 35% of the total commitment or 1.00% per annum if the outstanding balance is 35% or less of the total commitment. At December 31, 2015, there was an unused balance of $35.0 million on the facility.

Amounts available to borrow under the Credit Facility are subject to compliance with a borrowing base computation that applies different advance rates to different types of assets held by Northport LLC that are pledged as collateral. We have made customary representations and warranties and are required to comply with various covenants, including leverage restrictions, reporting requirements and other customary requirements for similar credit facilities. At December 31, 2015, we were in compliance with all covenants under the agreement. We guarantee Northport's performance of its obligations under this Credit Facility.
Securitizations
As of December 31, 2015, we had executed eleven and currently retain equity in nine of those securitizations as follows:

•
In August 2015, we closed RCC 2015-CRE4, a $312.9 million CRE securitization transaction that provided financing for transitional commercial real estate loans. RCC 2015-CRE4 issued a total of $223.7 million of senior notes at par to unrelated investors. RCC Real Estate purchased 100% of the Class C senior notes for $26.6 million. In addition, Resource Real Estate Funding 2015-CRE4 Investor, LLC, a subsidiary of RCC Real Estate purchased a $62.6 million equity interest representing 100% of the outstanding preference shares. At December 31, 2015, the notes issued to outside investors had a weighted weighted average borrowing rate of 2.06%. There is no reinvestment period for RCC 2015-CRE3 and all of the notes issued mature in August 2032, although we have the right to call the notes anytime after September 2017 until maturity.

•
In February 2015, we closed RCC 2015-CRE3, a $346.2 million CRE securitization transaction that provided financing for transitional commercial real estate loans. RCC 2015-CRE3 issued a total of $282.1 million of senior notes at par to unrelated investors. RCC Real Estate purchased 100% of the Class E and Class F senior notes for $20.8 million and $15.6 million, respectively.  In addition, Resource Real Estate Funding 2015-CRE3 Investor, LLC, a subsidiary of RCC Real Estate, purchased a $27.7 million equity interest representing 100% of the outstanding preference shares.  At December 31, 2015, the notes issued to outside investors had a weighted weighted average borrowing rate of 2.25%. There is no reinvestment period for RCC 2015-CRE3 and all of the notes issued mature in March 2032, although we have the right to call the notes anytime after March 2017 until maturity.

•
In July 2014, we closed RCC 2014-CRE2, a $353.9 million CRE securitization transaction that provided financing for transitional commercial real estate loans.  RCC 2014-CRE2 issued a total of $253.3 million of senior notes at par to unrelated investors.  RCC Real Estate purchased 100% of the Class C senior notes for $17.7 million.  In addition, Resource Real Estate Funding 2014-CRE2 Investor, LLC, a subsidiary of RCC Real Estate, purchased a $100.9 million equity interest representing 100% of the outstanding preference shares. At December 31, 2015, the notes issued to outside investors had a weighted average borrowing rate of 1.68%. There is no reinvestment period for RCC 2014-CRE2 and all of the notes issued mature in April 2032, although we have the right to call the notes anytime after July 2016 until maturity.  As of December 31, 2015, $36.8 million of the Class A senior notes had been paid down and $198.6 million remains outstanding.

•
In February 2014, we purchased 100% of the Class 1 Subordinated Notes and 67.9% of the Class 2 Subordinated Notes, which represented 88.6% of the outstanding subordinated notes in the European securitization Moselle CLO

(Back to Index)

(Back to Index)

S.A. Due to our economic interest combined with our contractual, unilateral kick-out rights acquired upon our purchase of a majority of the subordinate notes, we determined that we had a controlling financial interest and consolidated Moselle CLO. The notes we purchased are subordinated in right of payment to all other notes issued by Moselle CLO. The balances of the senior notes issued to investors when we acquired a controlling interest in Moselle CLO were as follows: (i) €24.9 million of Class A-1E notes bearing interest at LIBOR plus 0.25%: (ii) $24.9 million of Class A-1L notes bearing interest at LIBOR plus 0.25%: (iii) €10.3 million of Class A-1LE notes bearing interest at LIBOR plus 0.31%: (iv) $10.3 million of Class A-1LE notes bearing interest at LIBOR plus 0.31%; (v) €13.8 million of Class A-2E notes bearing interest at LIBOR plus 0.40%: (vi) $13.8 million of Class A-2L notes bearing interest at LIBOR plus 0.40%; (vii) €6.8 million of Class A-3E notes bearing interest at LIBOR plus 0.70%; (viii) $6.8 million of Class A-3L notes bearing interest at LIBOR plus 0.75%; (ix) €16.0 million of Class B-1E notes bearing interest at LIBOR plus 1.80%; and (x) $16.0 million of Class B-1L notes bearing interest at LIBOR plus 1.85%. We have the right to call the notes anytime after January 6, 2010 until maturity. Proceeds from the sale of these assets were used to pay down the senior notes and securities borrowings in full as of December 31, 2015.

•
In December 2013, we closed RCC CRE Notes 2013, a $307.8 million CRE securitization transaction that provided financing for transitional commercial real estate loans.  The investments held by RCC CRE Notes 2013 collateralized $260.8 million of senior notes issued by the securitization, of which RCC Real Estate purchased 100% of the Class D senior notes, Class E senior notes, and Class F senior notes for $30.0 million at closing.  In addition, Resource Real Estate Funding 2013 Notes Investor, LLC, a subsidiary of RCC Real Estate, purchased a $16.9 million equity interest representing 100% of the outstanding preference shares.  At December 31, 2015, the notes issued to outside investors had a weighted average borrowing rate of 3.21%. There is no reinvestment period for RCC CRE Notes 2013, which will result in the sequential pay down of notes as underlying collateral matures and pays down.  As of December 31, 2015, $136.9 million of the Class A senior notes and $65.4 million of the Class A-S senior notes had been paid down and $58.5 million remains outstanding.

•
In June 2007, we closed RREF CDO 2007-1, a $500.0 million CDO transaction that provided financing for commercial real estate loans and commercial mortgage-backed securities.  The investments held by RREF CDO 2007-1 collateralized $458.8 million of senior notes issued by the CDO vehicle, of which RCC Real Estate, a subsidiary of ours, purchased 100% of the Class H senior notes, Class K senior notes, Class L senior notes and Class M senior notes for $68.0 million at closing, $5.0 million of the Class J senior notes in February 2008, an additional $2.5 million of the Class J senior notes in November 2009, $11.9 million of the Class E senior notes, $11.9 million of the Class F senior notes and $7.3 million of the Class G senior notes in December 2009, an additional$250,000 of the Class J senior notes in January 2010, $5.0 million of the Class A-2 senior notes in August 2011, an additional $5.0 million of the Class A-2 senior notes in September 2011 and $50.0 million of the A1-R notes in June 2012.  In addition, RREF 2007-1 CDO Investor, LLC, a subsidiary of RCC Real Estate, purchased a $41.3 million equity interest representing 100% of the outstanding preference shares. At December 31, 2015, the notes issued to outside investors, net of repurchased notes, had a weighted average borrowing rate of 1.65%.  The reinvestment period expired in June 2012 and the CDO has begun paying down the senior notes as principal is collected.  Through December 31, 2015, $180.0 million of the Class A-1 senior notes, $50.0 million of the Class A-1R senior notes, and $22.0 million of the Class A-2 senior notes had been paid down and $91.8 million remains outstanding.

•
In May 2007, we closed Apidos Cinco CDO, a $350.0 million CDO transaction that provided financing for bank loans.  The investments held by Apidos Cinco CDO collateralized $322.0 million of senior notes issued by the CDO vehicle.  RCC Commercial II, a subsidiary of ours, holds a $28.0 million equity interest representing 100% of the outstanding preference shares.  At December 31, 2015, the notes issued to outside investors had a weighted average borrowing rate of 1.25%. Through December 31, 2015, $26.9 million of the Class A-1 senior notes and $159.7 million of Class A-2A senior notes had been paid down and $135.4 million remains outstanding.

•
In August 2006, we closed RREF CDO 2006-1, a $345.0 million CDO transaction that provided financing for commercial real estate loans.  The investments held by RREF CDO 2006-1 collateralized $308.7 million of senior notes issued by the CDO vehicle.  RCC Real Estate purchased 100% of the Class J senior notes and Class K senior notes for $43.1 million at closing, $3.5 million of the Class E senior notes and $11.5 million of the Class F senior notes in September 2009, $20.0 million of the Class A-1 senior notes in February 2010, an additional $4.3 million of the Class A-1 senior notes in May 2012 and $4.0 million of the Class C senior notes in May 2012.  In addition, RREF 2006-1 CDO Investor, LLC, a subsidiary of RCC Real Estate, purchased a $36.3 million equity interest representing 100% of the outstanding preference shares.  At December 31, 2015, the notes issued to outside investors, net of repurchased notes, had a weighted average borrowing rate of 2.60%.  The reinvestment period expired in September 2011 and the CDO has begun paying down the senior notes as principal is collected.  Through December 31, 2015, $129.4 million of the Class A-1 senior notes, $5.0 million of Class A-2(FX) senior notes, $17.4

(Back to Index)

(Back to Index)

million of Class A-2 (FL) senior notes, $13.0 million of Class C senior notes, $10.0 million of Class D senior notes, and $5.7 million of Class E senior notes had been paid down and $52.8 million remains outstanding.

•
In May 2006, we closed Apidos CDO III, a $285.5 million CDO transaction that provided financing for bank loans.  The investments held by Apidos CDO III collateralized $262.5 million of senior notes issued by the CDO vehicle.  RCC Commercial purchased a $23.0 million equity interest representing 100% of the outstanding preference shares. In June 2015, we called Apidos CDO III, substantially liquidating the securitization's assets. Proceeds from the sale of these assets, plus proceeds from previous sales and paydowns in the CDO, were used to pay down the securitization's remaining senior notes.

6.0% Convertible Senior Notes
On October 21, 2013, we issued and sold in a public offering $115.0 million aggregate in principal amount of our 6.0% Convertible Senior Notes due 2018. After deducting the underwriting discount and the estimated offering costs, we received approximately $111.1 million of net proceeds. The discount of $4.9 million on the 6.0% Convertible Senior notes reflects the difference between the stated value of the debt and the fair value of the notes as if they were issued without a conversion feature and at a higher rate of interest that we estimated would have been applicable without the conversion feature. The discount will be amortized on a straight-line basis as additional interest expense through maturity on December 1, 2018. Interest on the 6.0% Convertible Senior Notes is paid semi-annually. Prior to December 1, 2018, the 6.0% Convertible Senior Notes are not redeemable at our option, except to preserve our status as a REIT. On or after December 1, 2018, we may redeem all or a portion of the 6.0% Convertible Senior Notes at a redemption price equal to the principal amount plus accrued and unpaid interest. Holders of 6.0% Convertible Senior Notes may require us to repurchase all or a portion of the 6.0% Convertible Senior Notes at a purchase price equal to the principal amount plus accrued and unpaid interest on December 1, 2018, or upon the occurrence of certain defined fundamental changes. The 6.0% Convertible Senior Notes had an original conversion rate of 150.1502 common shares per $1,000 principal amount of 6.0% Convertible Senior Notes (equivalent to a current conversion price of $6.66 per common share). Upon conversion of 6.0% Convertible Senior Notes by a holder, the holder will receive cash, our common shares or a combination of cash and our common shares, at our election. In connection with our one-for-four reverse stock split, the conversion rate for the 6.0% Convertible Senior Notes automatically adjusted from 150.1502 common shares per $1,000 principal amount of such notes to 37.53755 common shares per $1,000 principal amount of such notes. The conversion price was adjusted from $6.66 to $26.64 as a result of the stock split.
8.0% Convertible Senior Notes
In January 2015, we issued and sold in a public offering $100.0 million aggregate principal amount of our 8.0% Convertible Senior Notes due 2020. After deducting a $1.0 million underwriting discount and deferred debt issuance costs totaling $2.1 million, we received approximately $97.0 million of net proceeds. In addition, we recorded a discount of $2.5 million (the offset of which was recorded in additional paid-in capital) on the 8.0% Convertible Senior Notes that reflects the difference between the stated value of the debt and the fair value of the notes as if they were issued without a conversion feature. The aforementioned market discount and the deferred debt issuance costs will be amortized on a straight-line basis as additional interest expense through maturity on January 15, 2020. Interest on the 8.0% Convertible Senior Notes is paid semi-annually. Prior to January 15, 2020, the 8.0% Convertible Senior Notes are not redeemable, except to preserve our status as a REIT. On or after January 15, 2020, we may redeem all or a portion of the 8.0% Convertible Senior Notes at a redemption price equal to the principal amount plus accrued and unpaid interest. Holders of 8.0% Convertible Senior Notes may require us to repurchase all or a portion of the 8.0% Convertible Senior Notes at a purchase price equal to the principal amount plus accrued and unpaid interest on January 15, 2020, or upon the occurrence of certain defined fundamental changes. The 8.0% Convertible Senior Notes had an original conversion rate of 187.4414 common shares per $1,000 principal amount of 8.0% Convertible Senior Notes (equivalent to an initial conversion price of $5.34 per common share). Upon conversion of 8.0% Convertible Senior Notes by a holder, the holder will receive cash, our common shares or a combination of cash and our common shares, at our election. In connection with our one-for-four reverse stock split, the conversion rate for the 8.0% Convertible Senior Notes automatically adjusted to 46.86035 shares of common stock per $1,000 principal amount of such notes. The conversion price was adjusted from $5.34 to $21.36 as a result of the stock split.
Unsecured Junior Subordinated Debentures
In May 2006 and September 2006, we formed Resource Capital Trust I, or RCT I, and RCC Trust II, or RCT II, respectively, for the sole purpose of issuing and selling capital securities representing preferred beneficial interests.  Although we own $774,000 of the common securities of RCT I and RCT II, RCT I and RCT II are not consolidated into our consolidated financial statements because we do not deem it to be the primary beneficiary of these entities. In connection with the issuance and sale of the capital securities, we issued junior subordinated debentures to RCT I and RCT II of $25.8 million each, representing our maximum exposure to loss.  The debt issuance costs associated with the junior subordinated debentures for RCT I and RCT II are included

(Back to Index)

(Back to Index)

in borrowings and are being amortized into interest expense in the consolidated statements of operations using the effective yield method over a ten year period.
The debt issuance costs associated with the junior subordinated debentures for RCT I and RCT II, at December 31, 2015 were $54,000 and $80,000, respectively.  The debt issuance costs associated with the junior subordinated debentures for RCT I and RCT II at December 31, 2014, were $160,000 and $183,000, respectively.  The rates for RCT I and RCT II, at December 31, 2015, were 4.55% and 4.25%, respectively.  The rates for RCT I and RCT II, at December 31, 2014, were 4.21% and 4.18%, respectively.
The rights of holders of common securities of RCT I and RCT II are subordinate to the rights of the holders of capital securities only in the event of a default; otherwise, the common securities’ economic and voting rights are pari passu with the capital securities.  The capital and common securities of RCT I and RCT II are subject to mandatory redemption upon the maturity or call of the junior subordinated debentures held by each.  Unless earlier dissolved, RCT I will dissolve on May 25, 2041 and RCT II will dissolve on September 29, 2041.  The junior subordinated debentures are the sole assets of RCT I and RCT II, mature on September 30, 2036 and October 30, 2036, respectively, and may be called at par by us at any time after September 30, 2011 and October 30, 2011, respectively.  We record our investments in RCT I and RCT II’s common securities of $774,000 each as investments in unconsolidated entities and record dividend income upon declaration by RCT I and RCT II.
Equity
Total equity at December 31, 2015 was $826.8 million and gave effect to $3.5 million of unrealized losses on our cash flow hedges and $611,000 of net unrealized gains on our available-for-sale portfolio, shown as a component of accumulated other comprehensive income.  Equity at December 31, 2014 was $952.1 million and gave effect to $9.0 million of unrealized losses on cash flow hedges and $15.4 million of unrealized gains on our available-for-sale portfolio, shown as a component of accumulated other comprehensive loss.  The decrease in equity during the year ended December 31, 2015 was principally due to stock repurchases and distributions on our common and preferred stock.
Balance Sheet - Book Value Reconciliation

	Amount	Per Share
Book value at December 31, 2014, allocable to common shares (1)(2)	$663,849	$20.28
Net loss allocable to common shares (3)	(13,882)	(0.43)

Change in other comprehensive income:
Available-for-sale securities	(14,399)	(0.47)
Derivatives	5,496	0.18
Foreign currency conversion	(63)	—
Common dividends	(75,064)	(2.34)
Common dividends on unvested shares	(1,684)	(0.15)
Discount on borrowings and deferred debt costs paid	2,352	0.08
Accretion from share repurchases during the year (4)	(25,908)	0.48
Accretion (dilution) from additional shares issued during the year and other (5)	3,464	—
Total net decrease	(119,688)	(2.65)
Book value at December 31, 2015, allocable to common shares (1)(2)(6)	$544,161	$17.63

(1)
Per share calculations are reflective of the RSO one-for-four reverse stock split of our common stock as of August 31, 2015, and are as adjusted in the per share amounts disclosed as of December 31, 2015 and December 31, 2014, respectively.

(2)
Per share calculations exclude unvested restricted stock, as disclosed on the consolidated balance sheet, of 691,369 and 505,910 shares as of December 31, 2015 and December 31, 2014, respectively. The denominator for the calculation is 30,871,355 and 32,737,884 as of December 31, 2015 and December 31, 2014, respectively.

(3)
Net loss allocable to common shares includes a $41.1 million charge recognized on a mezzanine loan, LXR, consisting of a provision for loan loss of $38.1 million and $3.0 million write-off of deferred interest receivable through interest income for a per share impact of $(1.26) during the year ended December 31, 2015.

(4)	RSO's board authorized a $50.0 million share repurchase plan in August 2015. We have purchased 2.0 million shares for $25.9 million through December 31, 2015 pursuant to the plan.

(5)	Includes issuance of common shares from our dividend reinvestment plan of 20,963 and 185,459 net change of unvested shares of restricted stock.

(6)	Book value allocable to common shares is calculated as total stockholder's equity of $818.9 million less preferred stock equity of $274.7 million.

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

(Back to Index)

(Back to Index)

The following table reconciles GAAP net income to FFO and AFFO for the periods presented (in thousands, except per share data):

	Years Ended
	December 31,
	2015	Per Share Data	2014	Per Share Data	2013	Per Share Data
Net income (loss) allocable to common shares - GAAP	$(13,882)	$(0.43)	$44,027	$1.36	$39,232	$1.31
Adjustments:
Real estate depreciation and amortization	—	—	506	0.02	2,122	0.08
Gains on sales of property (1)	(396)	(0.01)	(8,990)	(0.28)	(14,588)	(0.48)
Gains on sale of preferred equity	—	—	(912)	(0.03)	—	—
FFO allocable to common shares	(14,278)	(0.44)	34,631	1.07	26,766	0.91
Adjustments:
Non-cash items:
Adjust for impact of imputed interest on VIE accounting	—	—	—	—	899	—
Provision (recovery) for loan and lease losses	43,438	1.35	820	0.03	(3,325)	(0.12)
Amortization of deferred costs (non real estate) and intangible assets	13,949	0.43	8,309	0.26	5,922	0.20
Amortization of discount on convertible senior notes	2,364	0.07	1,879	0.06	138	—
Impairment charge on intangible asset, net of tax benefit	1,534	0.05	—	—	—	—
Equity investment (gains) losses	(2,829)	(0.09)	2,243	0.07	183	—
Share-based compensation	3,145	0.10	6,566	0.20	10,472	0.36
Impairment losses	372	0.01	—	—	863	0.04
Unrealized (gains) losses on CMBS marks - linked transactions (2)	(235)	—	(1,894)	(0.06)	6,018	0.20
Unrealized (gains) losses on trading portfolio	1,616	0.05	2,567	0.08	—	—
Unrealized (gains) losses on FX transactions	1,985	0.06	3,363	0.10	—	—
Unrealized (gains) losses on derivatives	2,029	0.06	(1,381)	(0.04)	—	—
Loss on reissuance of debt	1,403	0.04	4,442	0.14	—	—
Add-back interest related to Whitney note discount amortization	—	—	—	—	2,549	0.08
Loss on liquidation and deconsolidation of Apidos VIII	—	—	—	—	16,036	0.52
Change in mortgage servicing rights valuation reserve	100	—	664	0.02	—	—
Change in residential loan warranty reserve	2,295	0.07	—	—	—	—
Other adjustments	—	—	2	—	(12)	—
Dead deal costs	399	0.01	—	—	—	—
REIT tax planning adjustments	317	0.01	1,403	0.04	890	0.04
Cash items:
Gains on sales of property (1)	396	0.01	8,990	0.28	14,588	0.48
Gains on sale preferred equity	—	—	912	0.03	—	—
Gains on resale of debt	9,252	0.29	21,469	0.66	7,810	0.28
Capital expenditures	—	—	(38)	—	(1,149)	(0.04)
AFFO allocable to common shares	$67,252	$2.08	$94,947	$2.94	$88,648	$2.95

Weighted average shares – diluted	32,280		32,315		30,010

AFFO per share – diluted	$2.08		$2.94		$2.95

(1)	Amount represents gains/losses on sales of owned real estate as well as sales of a joint venture real estate interest that were recorded by us on an equity basis.

(2)	Due to a change in accounting guidance, as of January 1, 2015, the concept of linked transactions no longer exists.

(Back to Index)

(Back to Index)

Liquidity and Capital Resources
For the year ended December 31, 2015, our principal sources of liquidity were: net proceeds from our 8.0% convertible notes offering on January 13, 2015, of $97.0 million, the return of equity at the close of RCC 2015-CRE3 on February 24, 2015 of $78.0 million, the return of equity at the close of RCC 2015-CRE4 on August 18, 2015 of $29.7 million, net proceeds of $26.1 million from our trust certificates term repurchase facility in November 2015, the net proceeds from the liquidation of Moselle returned $30.0 million (which includes $1.0 million of proceeds from forward currency contracts), liquidation of Apidos CDO III in June 2015 which returned $12.8 million of principal, cash flow from operations and $3.0 million of net proceeds from the sale of our $8.25% Series B Preferred Stock through our at the market, or ATM, program in January 2015. These sources of liquidity are comprised up the $78.8 million of unrestricted cash we held at December 31, 2015. In addition, we had capital available through a CMBS term facility to help finance the purchase of CMBS securities of $74.4 million and $425.0 million combined from two CRE term facilities for the origination of commercial real estate loans.
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
The Morgan Stanley Facility contains events of default (subject to certain materiality thresholds and grace periods) customary for this type of financing arrangement, including but not limited to: payment defaults; breaches of covenants and/or certain representations and warranties; adverse judgments against our business; or a default involving the failure to pay or acceleration of our monetary obligations. The remedies for such events of default are also customary for this type of transaction and include the acceleration of the principal amount outstanding under the Morgan Stanley Facility and the liquidation of assets subject to the facility by Morgan Stanley. We were in compliance with all financial covenants under the terms of the guarantee as of December 31, 2015.
During the second quarter 2015, we entered into the first and second amendments of Northport TRS LLC's Senior Secured Revolving Credit Agreement, or Northport Credit Facility, which increased the original commitment from $225.0 million to $300.0 million and secured $85.0 million of additional availability, bringing the total available under the Northport Credit Facility to $225.0 million as of December 31, 2015. As of December 31, 2015, $190.0 million was outstanding on the Northport Credit Facility. Under the first amendment both the ability to access to draws on the Northport Credit Facility and maturity have been extended six months until March 31, 2018 and March 31, 2019 respectively. At December 31, 2015, there was an unused balance of $35.0 million on the facility.
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

(Back to Index)

(Back to Index)

During the past 17 months, we have been meeting a significant portion of our debt funding requirements for CRE loans through securitizations. In February 2015, we closed a $346.2 million CRE securitization, our third in the past 20 months, and in August 2015, we closed a $319.2 million CRE securitization, our fourth in the past 24 months, which brings our total to just in excess of $1.3 billion of mortgage loans financed during that period. We expect to derive substantial operating cash from our equity investments in the four newest securitizations, which do not have the same asset and interest coverage tests as are required by our existing CDOs. These CRE securitizations do not have a reinvestment periods; however, principal payments, for a stipulated period, may be used to purchase funding participations with respect to existing collateral held outside of the securitizations. This will allow us to recycle some capital repaid and convert the designated principal for funded companion participation acquisition cash which would otherwise be used to pay down the most senior notes and reduce leverage and potential returns within the securitization.
Historically, we have financed a substantial portion of our portfolio investments through CDOs that essentially match the maturity and repricing dates of these financing vehicles with the maturities and repricing dates of our investments.  We derive substantial operating cash from our equity investments in our CDOs which, if the CDOs fail to meet certain tests, will cease.  Through December 31, 2015, we have not experienced difficulty in maintaining our existing CDO financing and have passed all of the critical tests required by these financings.  However, we cannot assure you that we will continue to meet all such critical tests in the future.  If we are unable to renew, replace or expand our sources of existing financing on substantially similar terms, we may be unable to implement our investment strategies successfully and may be required to liquidate portfolio investments.  If required, sales of portfolio investments could be at prices lower than the carrying value of such assets, which would result in losses and reduced income.
The following table sets forth the distributions made and coverage test summaries for each of our securitizations for the periods presented (in thousands):

Name	Cash Distributions		Annualized Interest Coverage Cushion	Overcollateralization Cushion
	Years Ended		As of
	December 31,		December 31,		As of Initial Measurement Date
	2015 (1)	2014 (1)	2015 (2) (3)	2015 (4)
Apidos III (5)	$13,995	$3,551	$—	$—	$11,269
Apidos Cinco	$6,336	$9,757	$4,505	$21,642	$17,774
RREF 2006-1	$3,451	$10,172	$4,003	$91,875	$24,941
RREF 2007-1	$6,102	$7,630	$19,651	$67,149	$26,032
RCC CRE Notes 2013	$9,129	$11,860	N/A	N/A	N/A
RCC 2014-CRE2 (6)	$15,826	$5,463	N/A	$35,946	$20,663
RCC 2015-CRE3 (7)	$9,186	N/A	N/A	$20,313	$20,313
RCC 2015-CRE4 (8)	$3,291	N/A	N/A	$8,659	$9,397
Moselle CLO S.A. (9)	$29,099	$2,891	N/A	N/A	N/A
* The above table does not include Apidos CLO VIII or Whitney CLO I, as these CLOs were previously called and were substantially liquidated.

(1)
Distributions on retained equity interests in securitizations (comprised of note investments and preference share ownership) and principal paydowns on notes owned includes $0 and $4.2 million of paydowns by RREF CDO 2006-1 during the years ended December 31, 2015 and 2014, respectively.

(2)	Interest coverage includes annualized amounts based on the most recent trustee statements.

(3)
Interest coverage cushion represents the amount by which annualized interest income expected exceeds the annualized amount payable on all classes of securitization notes senior to the Company's preference shares.

(4)	Overcollateralization cushion represents the amount by which the collateral held by the securitization issuer exceeds the maximum amount required.

(5)	Apidos III was liquidated on June 12, 2015 and substantially all of its assets were sold. We received a return of principal of $12.9 million.

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

(9)
Moselle CLO S.A. was acquired on February 24, 2014 and the reinvestment period for this securitization expired prior to the acquisition. In the fourth quarter of 2014 we began to liquidate Moselle CLO S.A. and, by January 2015, all of the assets had been sold.

At January 31, 2016, after paying our fourth quarter 2015 common stock dividends, our liquidity is derived from three primary sources:

•	unrestricted cash and cash equivalents of $77.7 million and restricted cash of $1.4 million in margin call accounts;

•	capital available for reinvestment in three of our CRE securitizations of $19.3 million, all of which is designated to finance future funding commitments on CRE loans; and

•	loan principal repayments of $22.0 million that will pay down outstanding CLO note balances as well as interest collections of $1.6 million.
In addition, we have funds available through two term financing facilities to finance the origination of CRE loans of $275.6 million and $149.4 million, and funds available through a term financing facility to finance the purchase of CMBS of $74.7 million. We also have funds available through a middle market facility to finance the direct origination of middle market loans and purchase of syndicated bank loans of $47.0 million.
Our leverage ratio may vary as a result of the various funding strategies we use.  As of December 31, 2015 and 2014, our leverage ratio was 2.3 and 1.8 times equity, respectively.  This leverage ratio increase was driven primarily by the issuance of our two CRE securitizations in 2015, increased advances under our Wells Fargo CRE term financing facility and borrowings under our senior secured revolving credit facility with J.P. Morgan. These debt increases were partially offset by repayments of our existing CDO notes, the liquidation of Apidos CDO III and Moselle CLO S.A., as well as a decrease in our equity base as a result of our share repurchase plan and distributions on common stock being in excess of earnings.
Several of our legacy CDOs and CLOs have been liquidated over the last few years. We expect that trend to continue in 2016. Our two legacy CRE securitizations and one remaining bank loan securitization have seen substantial pay downs of notes issued under their indentures as the underlying collateral has paid down or paid off in full. The table and footnotes below indicate what remains in these legacy securitizations as well as our remaining equity and in the case of our legacy CRE CDOs, our share of notes repurchased and discounted purchase price of those notes. In the case of the CRE CDOs we expect to have loan assets distributed to us once the outstanding notes held by third parties have been paid off. Once the loan assets are distributed we expect to be able to finance the loan assets on existing credit facilities that each have capacity to do so.
The following tables presents the legacy securitizations' remaining equity for the year ended December 31, 2015 :

Name of Securitization	Fair Value of Asset Collateral	Cash	Total Assets	Outstanding Notes Held by Third Parties (at par)	Net Equity Held by RSO
RREF CDO 2006-1 (1)	$76,679	$17,700	$94,379	$52,772	$41,607
RREF CDO 2007-1 (2)	$210,904	$—	$210,904	$91,752	$119,152
Apidos Cinco CDO	$138,944	$15,640	$154,584	$135,417	$19,167
(1) In subsequent periods, we purchased notes at substantial discounts to par and certain of those notes had either been repaid or cancelled.  Of those repurchased notes that have not been repaid or canceled, cash gains on the extinguishment of debt of $21.4 million has not been recognized in AFFO at December 31, 2015 on $32.4 million of notes purchased at a weighted average price of $33.85.
(2) In subsequent periods, we purchased notes at substantial discounts to par and certain of those notes had either been repaid or cancelled.  Of those repurchased notes that have not been repaid, cash gains on the extinguishment of debt of $13.8 million has not been recognized in AFFO at December 31, 2015 on $20.3 million of notes purchased at a weighted average price of $31.81.  Additionally, of those notes that were not canceled and included  in the net equity held by RSO are $26.0 million of notes purchased at a weighted average price of $32.40 with $17.6  million that has not been recognized in AFFO at December 31, 2015.

(Back to Index)

(Back to Index)

Distributions
In order to maintain our qualification as a REIT and to avoid corporate-level income tax on the income we distribute to our stockholders, we intend to make regular quarterly distributions of all or substantially all of our net taxable income to holders of our common stock.  This requirement can impact our liquidity and capital resources.
The following tables presents dividends declared (on a per share basis) for the years ended December 31,:

Common Stock
	Date Paid	Total Dividend Paid	Dividend Per Share
		(in thousands)
2015
March 31	April 28	$21,444	$0.64
June 30	July 28	$21,426	$0.64
September 30	October 28	$20,667	$0.64
December 31	January 28, 2016	$13,274	$0.42

2014
March 31	April 28	$25,921	$0.80
June 30	July 28	$26,179	$0.80
September 30	October 28	$26,629	$0.80
December 31	January 28, 2015	$26,563	$0.80

2013
March 31	April 26	$21,634	$0.80
June 30	July 26	$25,399	$0.80
September 30	October 28	$25,447	$0.80
December 31	January 28, 2014	$25,536	$0.80

(Back to Index)

(Back to Index)

Preferred Stock
Series A				Series B			Series C
	Date Paid	Total Dividend Paid	Dividend Per Share	Date Paid	Total Dividend Paid	Dividend Per Share	Date Paid	Total Dividend Paid	Dividend Per Share
		(in thousands)			(in thousands)			(in thousands)
2015
March 31	April 30	$568	$0.531250	April 30	$2,960	$0.515625	April 30	$2,588	$0.539063
June 30	July 30	$568	$0.531250	July 30	$2,960	$0.515625	July 30	$2,588	$0.539063
September 30	October 30	$568	$0.531250	October 30	$2,960	$0.515625	October 30	$2,588	$0.539063
December 31	February 1, 2016	$568	$0.531250	February 1, 2016	$2,960	$0.515625	February 1, 2016	$2,588	$0.539063

2014
March 31	April 30	$463	$0.531250	April 30	$2,057	$0.515625	April 30	$—	$—
June 30	July 30	$537	$0.531250	July 30	$2,378	$0.515625	July 30	$1,437	$0.299479
September 30	October 30	$537	$0.531250	October 30	$2,430	$0.515625	October 30	$2,588	$0.539063
December 31	January 30, 2015	$568	$0.531250	January 30, 2015	$2,888	$0.515625	January 30, 2015	2,588	$0.539063

2013
March 31	April 30	$359	$0.531250	April 30	$1,152	$0.515625
June 30	July 30	$359	$0.531250	July 30	$1,584	$0.515625
September 30	October 30	$362	$0.531250	October 30	$1,662	$0.515625
December 31	January 30, 2014	$362	$0.531250	January 30, 2014	$1,797	$0.515625

Contractual Obligations and Commitments

	Contractual Commitments (9)
	(dollars in thousands)
	Payments due by Period
	Total	Less than 1 year	1 – 3 years	3 – 5 years	More than 5 years
CDOs (1)	$279,941	$—	$—	$135,417	$144,524
CRE Securitization	752,640	—	—	—	752,640
Repurchase Agreements (2)	418,836	392,592	26,244	—	—
Unsecured junior subordinated debentures (3)	51,413	—	—	—	51,413
6.0% Convertible Senior Notes (4)	110,083	—	110,083		—
8.0 % Convertible Notes (5)	95,401	—	—	95,401	—
Unfunded commitments on CRE loans (6)	112,551	—	112,551	—	—
Revolver draws available on originated middle market loans (7)	9,514	1,200	6,790	1,524	—
Base management fees (8)	11,883	11,883	—	—	—
Senior Secured Revolving Credit Facility	186,974	—	—	186,974	—
Pearlmark Mezz IV L.P. (10)	43,077	—	—	43,077	—
Total	$2,072,313	$405,675	$255,668	$462,393	$948,577

(1)
Contractual commitments do not include $16.5 million, $9.0 million and $11.7 million of interest expense payable through the stated maturity dates of May 2020, August 2046, and September 2046, respectively, on Apidos Cinco CDO, RREF 2006-1, and RREF 2007-1.  The maturity date represent the contractually stated maturity dates of the CDO notes.

(2)	Contractual commitments include $463,000 of interest expense payable through the maturity dates on our repurchase agreements.

(Back to Index)

(Back to Index)

(3)
Contractual commitments do not include $42.3 million and $43.3 million of estimated interest expense payable through the maturity dates of June 2036 and October 2036, respectively, on our trust preferred securities.

(4)	Contractual commitments do not include $21.0 million of interest expense payable through the maturity date of December 1, 2018 on our 6.0% convertible senior notes.

(5)	Contractual commitments do not include $32.8 million of interest expense payable through the maturity date of January 15, 2020 on our 8% convertible senior notes.

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

(10)
We have committed up to $50.0 million in Pearlmark Mezzanine Realty Partners IV, L.P. The commitment termination date ends when the original commitment is fully funded, or the fifth anniversary of the final closing date, June 24, 2015.

At December 31, 2015, we had nine interest rate swap contracts with a notional value of $102.8 million.  These contracts are fixed-for-floating interest rate swap agreements under which we contracted to pay a fixed rate of interest for the term of the hedge and will receive a floating rate of interest.  As of December 31, 2015, the average fixed pay rate of our interest rate hedges was 5.38% and our receive rate was one-month LIBOR, or 0.43%.
Off-Balance Sheet Arrangements
General
As of December 31, 2015, we did not maintain any relationships with unconsolidated entities or financial partnerships that were established for the purpose of facilitating off-balance sheet arrangements or contractually narrow or limited purposes, although we do have interests in unconsolidated entities not established for those purposes. Except as set forth below, as of December 31, 2015, we had not guaranteed obligations of any unconsolidated entities or entered into any commitment or letter of intent to provide additional funding to any such entities.
Unfunded Commercial Real Estate Loan Commitments
In the ordinary course of business, we make commitments to borrowers whose loans are in our commercial real estate loan portfolio to provide additional loan funding in the future. As, set forth in note (6) to the table above, commitments generally fall into two categories: (1) pre-approved capital improvement projects; and (2) new or additional construction costs. Disbursement of funds pursuant to these commitments is subject to the borrower meeting pre-specified criteria. Upon disbursement of funds, we receive loan interest income on any such advanced funds. As of December 31, 2015, we had 48 loans with unfunded commitments totaling $112.6 million of which $19.0 million will be funded by restricted cash in RCC 2014 CRE-2, $1.3 million will be funded by restricted cash in RCC CRE Notes 2013 and $1.8 million will be funded by restricted cash in RCC 2015 CRE-4; we intend to fund the remaining $90.5 million through cash flow from normal operating activities and principal repayments on other loans in our portfolio. These commitments are subject to the same underwriting requirements and ongoing portfolio maintenance as are the on-balance sheet financial instruments that we hold. Since these commitments may expire without being drawn upon, the total commitment amount does not necessarily represent future cash requirements.
Unfunded Middle Market Loan Commitments
During the year ended December 31, 2013, we began originating middle-market loans in RCC Commercial, Inc and Resource TRS, LLC. In September 2014, RCC Commercial and Resource TRS, LLC transferred all loans to a newly formed entity, Northport LLC. Resource America is paid origination fees in connection with our middle-market lending operations, where fees may not exceed 2% of the loan balance for any loan originated. The executed agreements between us and borrowers within our portfolio contain commitments to provide additional loan funding in the future. These commitments generally fall into two categories: (1) revolving credit facility; and (2) additional notes commitments. Disbursement of funds pursuant to these commitments are subject to the borrower meeting pre-specified criteria and in some instances at our discretion. Upon disbursement of funds, we receive loan interest income on any such advanced funds. As of December 31, 2015, we had five loans with unfunded commitments totaling $9.5 million, all of which would be funded by Northport. We intend to fund these commitments through cash flow from normal operating activities. Since these commitments may expire without being drawn upon, the total commitment amount does not necessarily represent future cash requirements.

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
We report securities available-for-sale at fair value, with unrealized gains and losses reported as a component of accumulated other comprehensive income (loss) in stockholders' equity. We also report investment securities, trading at fair value with unrealized gains and losses reported on the statement of operations as net realized and unrealized gain (loss) on investment securities, trading. As of December 31, 2015 and 2014, we had aggregate unrealized gains on our available-for-sale securities of $611,000 and unrealized gains of $15.4 million, respectively. To determine fair value, we use an independent third-party valuation firm. These valuations are validated using a quote from a dealer, which typically will be the dealer who sold us the security. If there is a material difference between the value indicated by the third-party valuation firm and the dealer quote, we will evaluate the difference which could result in an updated valuation from the third-party firm or a revised dealer quote. Based on the market color available for each position, we categorize these investments as either Level 2, or 3 in the fair value hierarchy.
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
As of December 31, 2015, we had engaged in nine interest rate swaps with a notional value of $102.8 million and a fair value of $3.5 million to seek to mitigate our interest rate risk for specified future time periods as defined in the terms of the hedge contracts. As of December 31, 2014, we had engaged in 10 interest rate swaps with a notional value of $124.0 million and a fair value of $8.7 million to seek to mitigate our interest rate risk for specified future time periods as defined in the terms of the hedge contracts. The contracts we have entered into have been designated as cash flow hedges and are evaluated at inception and on an ongoing basis in order to determine whether they qualify for hedge accounting. The hedge instrument must be highly effective in achieving offsetting changes in the hedged item attributable to the risk being hedged in order to qualify for hedge accounting. A hedge instrument is highly effective if changes in the fair value of the derivative provide an offset to at least 80% and not more than 125% of the changes in fair value or cash flows of the hedged item attributable to the risk being hedged. The interest rate swap contracts are carried on our consolidated balance sheets at fair value. Any ineffectiveness which arises during the hedging relationship must be recognized in interest expense or income during the period in which it arises. Before the end of the specified

(Back to Index)

hedge time period, the effective portion of all contract gains and losses (whether realized or unrealized) is recorded in other comprehensive income or loss. Realized gains and losses on the interest rate hedges are reclassified into earnings as an adjustment to interest expense during the period after the swap repricing date through the remaining maturity of the swap. For taxable income purposes, realized gains and losses on interest rate cap and swap contracts are reclassified into earnings over the term of the hedged transactions as designated for tax.
We are not required to account for derivative contracts using hedge accounting as described above. If we decided not to designate the derivative contracts as hedges and to monitor their effectiveness as hedges, or if we entered into other types of financial instruments that did not meet the criteria to be designated as hedges, changes in the fair values of these instruments would be recorded in our statement of operations, potentially resulting in increased volatility in our earnings. We had no interest rate cap agreements at December 31, 2015 and 2014.
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
Variable Interest Entities
We consolidate entities that are variable interest entities, or VIEs where we have determined that we are the primary beneficiary of such entities. Once it is determined that we hold a variable interest in a VIE, management performs a qualitative analysis to determine (i) if we have the power to direct the matters that most significantly impact the VIE's financial performance; and (ii) if we have the obligation to absorb the losses of the VIE that could potentially be significant to the VIE or the right to receive the benefits of the VIE that could potentially be significant to the VIE. If our variable interest possesses both of these characteristics, we are deemed to be the primary beneficiary and would be required to consolidate the VIE. This assessment must be done on an ongoing basis. As of December 31, 2015, we determined that Apidos CDO I, Apidos CDO III, Apidos Cinco CDO, Apidos CLO VIII, RREF CDO 2006-1, RREF CDO 2007-1, Whitney CLO I, RCC CRE Notes 2013, RCC CRE 2014, RCC 2015-CRE3, RCC 2015-CRE4, Moselle CLO and RCM Global, LLC are VIEs and that we are the primary beneficiary.

(Back to Index)

Recent Accounting Pronouncements
In January 2016, the Financial Accounting Standards Board ("FASB") issued guidance to address certain aspects of recognition, measurement, presentation and disclosure of financial instruments in order to provide users of financial statements with more decision-useful information. The guidance requires equity investments to be measured at fair value with changes in fair value recognized in net income; simplifies the impairment assessment of equity investments without readily determinable fair values by requiring a qualitative assessment to identify impairment; eliminates the requirement for public business entities to disclose the method(s) and significant assumptions used to estimate the fair value that is required to be disclosed for financial instruments measured at amortized cost on the balance sheet; requires public business entities to use the exit price notion when measuring the fair value of financial instruments for disclosure purposes; requires an entity to present separately in other comprehensive income the portion of the total change in the fair value of a liability resulting from a change in the instrument-specific credit risk when the entity has elected to measure the liability at fair value in accordance with the fair value option for financial instruments; requires separate presentation of financial assets and financial liabilities by measurement category and form of financial assets on the balance sheet or the accompanying notes to the financial statements and clarifies that an entity should evaluate the need for a valuation allowance on a deferred tax asset related to available-for-sale securities in combination with the entity’s other deferred tax assets.  It is effective for annual reporting periods, and the interim periods within those periods, beginning after December 15, 2017 and early adoption is permitted for certain provisions. We are currently evaluating the effect of adoption.
In September 2015, the FASB issued guidance that simplifies the accounting for adjustments made to provisional amounts recognized in a business combination, which are currently recognized on a retrospective basis. Under the new requirements, adjustments to provisional amounts will be recognized in the reporting period in which the adjustments are determined. The effects of changes in depreciation, amortization, or other income arising from changes to the provisional amounts, if any, are included in earnings of the reporting period in which the adjustments to the provisional amounts are determined. An entity is also required to present separately on the face of the consolidated statement of operations or disclose in the notes the portion of the amount recorded in current-period earnings by line item that would have been recorded in previous reporting periods if the adjustment to the provisional amounts had been recognized as of the acquisition date. It is effective for annual periods, and interim periods within those annual periods, beginning after December 15, 2015, but early adoption is permitted. We are currently evaluating the effect of adoption.
In April 2015, the FASB issued guidance that simplifies the presentation of debt issuance costs by requiring that debt issuance costs be presented in the balance sheet as a deduction from the carrying amount of the related debt liability, consistent with debt discounts or premiums. The recognition and measurement guidance for debt issuance costs are not affected by the amendments in this update. It is effective for annual reporting periods beginning after December 15, 2015, but early adoption is permitted. We have early adopted the provisions of this guidance. Adoption did not have a material impact on our consolidated financial statements.
In February 2015, the FASB issued guidance that requires an entity to evaluate whether it should consolidate certain legal entities. All legal entities are subject to reevaluation under the revised consolidation model. Specifically, the amendments: (1) modify the evaluation of whether limited partnerships and similar legal entities are VIEs or voting interest entities; (2) eliminate the presumption that a general partner should consolidate a limited partnership; (3) affect the consolidation analysis of reporting entities that are involved with VIEs, particularly those that have fee arrangements and related-party relationships; and (4) provide a scope exception from consolidation guidance for reporting entities with interests in legal entities that are required to comply with or operate in accordance with requirements that are similar to those in Rule 2a-7 of the Investment Company Act of 1940 for registered money market funds. This guidance is effective for public business entities for fiscal years, and for interim periods within those fiscal years, beginning after December 15, 2015. Early application is permitted. The Company is currently evaluating the effect of adoption.
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
In August 2014, the FASB issued guidance that clarifies the disclosures management must make in our interim and annual financial statement footnotes when management has determined that conditions exist that raise substantial doubt about the entity’s ability to continue as a going concern within one year after the date the financial statements are issued (or within one year after the date the financial statements are available to be issued when applicable). In accordance with this guidance, management’s assessment is required to be made each reporting period and should be based on relevant conditions and events that are known

(Back to Index)

and reasonably knowable at the date the financial statements are issued. In all cases, to the extent that substantial doubt about the entity’s ability to continue as a going concern is determined to be probable, management must disclose the principal conditions or events that gave rise to the substantial doubt about the entity’s ability to continue as a going concern, management’s evaluation of the significance of those conditions or events in relation to the entity’s ability to meet our obligations, and management’s plans that either alleviate or are intended to mitigate the conditions or events that gave rise to the substantial doubt about the entity’s ability to continue as a going concern. Additionally, to the extent substantial doubt about the entity’s ability to continue as a going concern is not alleviated by management’s plans, management must indicate in the footnotes that there is substantial doubt about the entity’s ability to continue as a going concern. This guidance is effective for the annual period ending after December 15, 2016, and for annual periods and interim periods thereafter. Early adoption is permitted. We do not expect adoption will have a material impact on our consolidated financial statements.
In August 2014, the FASB issued guidance that provides for the election of a measurement alternative when a reporting entity determines that it is the primary beneficiary of a collateralized financing entity and, hence, is required to consolidate that collateralized financing entity. The measurement alternative allows a qualifying consolidated collateralized financing entity to use the more observable of the fair value of the financial assets or the fair value of the financial liabilities adjusted by the carrying amount of non-financial assets and the fair value of any beneficial interests retained by the reporting entity (including those beneficial interests that represent compensation for services). Alternatively, if the measurement alternative is not elected for a qualifying consolidated collateralized financing entity, this guidance requires that the financial assets and financial liabilities be measured in accordance with ASC Topic 820, and that any difference in the fair value of the financial assets and the fair value of the financial liabilities be reflected in earnings and attributed to the reporting entity in the consolidated statement of operations. This guidance is effective for public business entities for annual periods, and interim periods within those annual periods, beginning after December 15, 2015. Early adoption is permitted as of the beginning of an annual period. We are currently evaluating the effect of adoption.
In June 2014, the FASB issued guidance that changes the accounting for repurchase-to-maturity transactions to secured borrowing accounting and requires separate accounting for a transfer of a financial asset executed contemporaneously with a repurchase agreement with the same counterparty, which results in secured borrowing accounting for the repurchase arrangements. This amendment also requires additional disclosure for certain transactions comprising a transfer of a financial asset accounted for as a sale and an agreement with the same transferee entered into in contemplation of the initial transfer that results in the transferor retaining substantially all of the exposure to the economic return on the transferred financial asset throughout the term of the transaction. We adopted this accounting standards update on January 1, 2015. Upon adoption, we unlinked our previously linked transactions and disclosed affected asset, liability, income and expense balances at their gross values in our consolidated financial statements.
In April 2014, the FASB issued guidance that changes the requirements for reporting discontinued operations. The amendments in this update require an entity to present, for each comparative period, the assets and liabilities of a disposal group that includes a discontinued operation separately in the asset and liability sections of the statement of financial position. The amendments in this update also require additional disclosures about discontinued operations and new disclosures for disposal transactions of individually significant components of an entity that do not meet the definition of a discontinued operation. Additionally, this guidance both permits and expands the disclosures about an entity’s significant continuing involvement with a discontinued operation. This guidance is effective for all disposals, or classifications of assets as held for sale, of components of an entity that occur within annual periods beginning on or after December 15, 2014, and interim periods within those years. Early adoption was permitted for disposals that had not been reported in financial statements previously issued or available for issuance. We have early adopted the provisions of this guidance. Adoption did not have a material impact on our consolidated financial statements.
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
As of December 31, 2015, the primary component of our market risk was interest rate risk, as described below. While we do not seek to avoid risk completely, we do seek to assume risk that can be quantified from historical experience, to actively manage that risk, to earn sufficient compensation to justify assuming that risk and to maintain capital levels consistent with the risk we undertake or to which we are exposed.
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
The following sensitivity analysis tables show, at December 31, 2015, the estimated impact on the fair value of our interest rate-sensitive investments and liabilities of changes in interest rates, assuming rates instantaneously fall 100 basis points and raise 100 basis points (dollars in thousands):

	December 31, 2015
	Interest rates fall 100 basis points	Unchanged	Interest rates rise 100 basis points
CMBS – private placement (1):
Fair value	$145,175	$144,178	$143,201
Change in fair value	$997	$—	$(977)
Change as a percent of fair value	0.69%	—%	(0.68)%

Hedging instruments:
Fair value	$(4,713)	$(3,459)	$(1,704)
Change in fair value	$(1,254)	$—	$1,755
Change as a percent of fair value	(36.25)%	—%	50.74%

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

(Back to Index)

(Back to Index)

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders
Resource Capital Corp.

We have audited the accompanying consolidated balance sheets of Resource Capital Corp. (a Maryland corporation) and subsidiaries (the “Company”) as of December 31, 2015 and 2014, and the related consolidated statements of operations, comprehensive income (loss), changes in equity, and cash flows for each of the three years in the period ended December 31, 2015. Our audits of the basic consolidated financial statements included the financial statement schedules listed in the index appearing under Item 15(a)(2). These financial statements and financial statement schedules are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedules based on our audits.
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
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Resource Capital Corp. and subsidiaries as of December 31, 2015 and 2014, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2015, in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the related financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2015, based on criteria established in the 2013 Internal Control -Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated March 10, 2016, expressed an unqualified opinion.

/s/ Grant Thornton LLP

Philadelphia, Pennsylvania
March 10, 2016

(Back to Index)

(Back to Index)

RESOURCE CAPITAL CORP. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share data)

	December 31,
	2015	2014
ASSETS (1)
Cash and cash equivalents	$78,756	$79,905
Restricted cash	40,635	122,138
Investment securities, trading	25,550	20,786
Investment securities available-for-sale, pledged as collateral, at fair value	162,306	197,800
Investment securities available-for-sale, at fair value	45,782	77,920
Linked transactions, net at fair value	—	15,367
Loans held for sale ($94.5 million and $113.4 million at fair value)	95,946	113,675
Property available-for-sale	—	180
Loans, pledged as collateral and net of allowances of $47.5 million and $4.6 million	2,160,751	1,925,980
Loans receivable–related party	—	558
Investments in unconsolidated subsidiaries	50,030	59,827
Derivatives, at fair value	3,446	5,304
Interest receivable	14,009	16,260
Deferred tax asset, net	12,646	12,634
Principal paydown receivable	17,941	40,920
Direct financing leases, net of allowances of $0.5 million and $0	931	2,109
Intangible assets	26,228	18,610
Prepaid expenses	3,180	4,196
Other assets	22,295	14,510
Total assets	$2,760,432	$2,728,679
LIABILITIES (2)
Borrowings	$1,895,288	$1,716,871
Distribution payable	17,351	30,592
Accrued interest expense	5,604	2,123
Derivatives, at fair value	3,941	8,476
Accrued tax liability	549	9,219
Accounts payable and other liabilities	10,939	9,287
Total liabilities	1,933,672	1,776,568
EQUITY
Preferred stock, par value $0.001: 10,000,000 shares authorized 8.50% Series A cumulative redeemable preferred shares, liquidation preference $25.00 per share,1,069,016 and 1,069,016 shares issued and outstanding	1	1
Preferred stock, par value $0.001: 10,000,000 shares authorized 8.25% Series B cumulative redeemable preferred shares, liquidation preference $25.00 per share 5,740,479 and 5,601,146 shares issued and outstanding	6	6
Preferred stock, par value $0.001: 10,000,000 shares authorized 8.625% Series C cumulative redeemable preferred shares, liquidation preference $25.00 per share 4,800,000 and 4,800,000 shares issued and outstanding	5	5
Common stock, par value $0.001: 125,000,000 shares authorized; 31,562,724 and 33,243,794 shares issued and outstanding (including 691,369 and 505,910 unvested restricted shares)	32	33
Additional paid-in capital	1,228,346	1,245,345
Accumulated other comprehensive income (loss)	(2,923)	6,043
Distributions in excess of earnings	(406,603)	(315,910)
Total stockholders’ equity	818,864	935,523
Non-controlling interests	7,896	16,588
Total equity	826,760	952,111
TOTAL LIABILITIES AND EQUITY	$2,760,432	$2,728,679

The accompanying notes are an integral part of these statements
(Back to Index)

(Back to Index)

RESOURCE CAPITAL CORP. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS - (Continued)
(in thousands, except share and per share data)

	December 31,
	2015	2014
(1) Assets of consolidated VIEs included in the total assets above:
Cash and cash equivalents	$95	$25
Restricted cash	39,061	121,247
Investments securities available-for-sale, pledged as collateral, at fair value	66,137	119,203
Loans, pledged as collateral and net of allowances of $42.8 million and $3.3 million	1,416,441	1,261,137
Loans held for sale	1,475	282
Interest receivable	6,592	8,941
Prepaid expenses	238	221
Principal paydown receivable	17,800	25,767
Other assets	833	(12)
Total assets of consolidated VIEs	$1,548,672	$1,536,811

(2) Liabilities of consolidated VIEs included in the total liabilities above:
Borrowings	$1,032,581	$1,046,494
Accrued interest expense	923	1,000
Derivatives, at fair value	3,346	8,439
Unsettled loan purchases	—	(529)
Accounts payable and other liabilities	(117)	(386)
Total liabilities of consolidated VIEs	$1,036,733	$1,055,018

The accompanying notes are an integral part of these statements
(Back to Index)

(Back to Index)

RESOURCE CAPITAL CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except share and per share data)

	Years Ended December 31,
	2015	2014	2013
REVENUES
Interest income:
Loans	$134,930	$102,857	$99,455
Securities	18,332	17,265	14,309
Leases	556	—	—
Interest income − other	4,259	6,785	4,212
Total interest income	158,077	126,907	117,976
Interest expense	65,653	45,473	61,010
Net interest income	92,424	81,434	56,966
Rental income	—	8,441	19,923
Dividend income	66	186	273
Fee income	9,509	9,385	5,821
Total revenues	101,999	99,446	82,983
OPERATING EXPENSES
Management fees − related party	13,306	13,584	14,220
Equity compensation − related party	3,145	6,566	10,472
Rental operating expense	6	5,443	14,062
Lease operating	57	—	—
General and administrative	48,080	34,861	14,507
Depreciation and amortization	4,858	2,737	3,855
Impairment losses	372	—	863
Provision for loan and lease losses	49,889	1,804	3,020
Total operating expenses	119,713	64,995	60,999
	(17,714)	34,451	21,984
OTHER INCOME (EXPENSE)
Equity in earnings of unconsolidated subsidiaries	2,388	4,767	949
Net realized and unrealized gain (loss) on sales of investment securities available-for-sale and loans and derivatives	35,703	15,283	9,637
Net realized and unrealized (loss) gain on investment securities, trading	(547)	(2,818)	(324)
Unrealized gain (loss) and net interest income on linked transactions, net	235	7,850	(3,841)
(Loss) on reissuance/gain on extinguishment of debt	(1,403)	(4,442)	—
Gain on sale of real estate	206	6,127	16,616
Other income (expense)	60	(1,262)	391
Total other income (expense)	36,642	25,505	23,428

INCOME (LOSS) BEFORE TAXES	18,928	59,956	45,412
Income tax (expense) benefit	(1,745)	2,212	1,041
NET INCOME (LOSS)	17,183	62,168	46,453
Net (income) loss allocated to preferred shares	(24,437)	(17,176)	(7,221)
Net (income) loss allocable to non-controlling interest, net of taxes	(6,628)	(965)	—
NET INCOME (LOSS) ALLOCABLE TO COMMON SHARES	$(13,882)	$44,027	$39,232
NET INCOME (LOSS) PER COMMON SHARE – BASIC	$(0.43)	$1.38	$1.32
NET INCOME (LOSS) PER COMMON SHARE – DILUTED	$(0.43)	$1.36	$1.31
WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING − BASIC	32,280,319	32,007,766	29,619,668
WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING − DILUTED	32,280,319	32,314,847	30,009,743

The accompanying notes are an integral part of these statements
(Back to Index)

(Back to Index)

RESOURCE CAPITAL CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(in thousands)

	Years Ended December 31,
	2015	2014	2013
Net income (loss)	$17,183	$62,168	$46,453
Other comprehensive income (loss):
Reclassification adjustment for realized (gains) losses on available-for-sale securities included in net income	(13,435)	9,051	(2,459)
Unrealized gains (losses) on available-for-sale securities, net	(4,781)	13,937	10,858
Reclassification adjustments associated with unrealized gains (losses) from interest rate hedges included in net income	275	282	395
Unrealized gains on derivatives, net	5,221	1,906	4,045
Foreign currency translation adjustments	349	(608)	196
Total other comprehensive income (loss)	(12,371)	24,568	13,035
Comprehensive income (loss) before allocation to non-controlling interests and preferred shares	4,812	86,736	59,488
Unrealized (gains) losses on available-for-sale securities allocable to non-controlling interests	3,405	(4,482)	—
Net (income) loss allocable to non-controlling interests	(6,628)	(965)	—
Net (income) loss allocated to preferred shares	(24,437)	(17,176)	(7,221)
Comprehensive income (loss) allocable to common shares	$(22,848)	$64,113	$52,267

The accompanying notes are an integral part of these statements
(Back to Index)

(Back to Index)
RESOURCE CAPITAL CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CHANGES IN EQUITY
FOR THE YEARS ENDED 2015, 2014 AND 2013
(in thousands, except share and per share data)

	Common Stock
	Shares	Amount	Preferred Shares - Series A	Preferred Shares - Series B	Preferred Shares - Series C	Additional Paid-In Capital	Accumulated Other Comprehensive (Loss)/Income	Retained Earnings	Distributions in Excess of Earnings	Total Stockholders' Equity	Non-Controlling Interests	Total Equity
Balance, January 1, 2013	26,279,523	$26	$1	$1	$—	$836,132	$(27,078)	$—	$(195,737)	$613,345	$—	$613,345
Proceeds from dividend reinvestment and stock purchase plan	852,882	1	—	—	—	19,208	—	—	—	19,209	—	19,209
Proceeds from issuance of common stock	4,671,875	5	—	—	—	118,259	—	—	—	118,264	—	118,264
Proceeds from issuance of preferred stock	—	—	—	2	—	58,010	—	—	—	58,012	—	58,012
Offering costs	—		—	—	—	(5,493)	—	—	—	(5,493)	—	(5,493)
Discount on 6% convertible senior notes	—	—	—	—	—	4,851	—	—	—	4,851	—	4,851
Stock based compensation	175,451	—	—	—	—	1,137	—	—	—	1,137	—	1,137
Amortization of stock based compensation	—		—	—	—	10,472	—	—	—	10,472	—	10,472
Net income	—	—	—	—	—	—	—	46,453	—	46,453	—	46,453
Preferred dividends	—	—	—	—	—	—	—	(7,221)	—	(7,221)	—	(7,221)
Securities available-for-sale, fair value adjustment, net	—	—	—	—	—	—	8,399	—	—	8,399	—	8,399
Designated derivatives, fair value adjustment	—	—	—	—	—	—	4,440	—	—	4,440	—	4,440
Cumulative translation adjustment	—	—	—	—	—	—	196	—	—	196	—	196
Distributions on common stock	—	—	—	—	—	—	—	(39,232)	(58,908)	(98,140)	—	(98,140)
December 31, 2013	31,979,731	$32	$1	$3	$—	$1,042,576	$(14,043)	$—	$(254,645)	$773,924	$—	$773,924

The accompanying notes are an integral part of these statements
(Back to Index)

(Back to Index)
RESOURCE CAPITAL CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CHANGES IN EQUITY
FOR THE YEARS ENDED 2015, 2014 AND 2013 - (Continued)
(in thousands, except share and per share data)

	Common Stock
	Shares	Amount	Preferred Shares - Series A	Preferred Shares - Series B	Preferred Shares - Series C	Additional Paid-In Capital	Accumulated Other Comprehensive (Loss)/Income	Retained Earnings	Distributions in Excess of Earnings	Total Stockholders' Equity	Non-Controlling Interests	Total Equity
Balance at January 1, 2014	31,979,731	$32	$1	$3	$—	$1,042,576	$(14,043)	$—	$(254,645)	$773,924	$—	$773,924
Proceeds from dividend reinvestment and stock purchase plan	1,382,976	1	—	—	—	30,292	—	—	—	30,293	—	30,293
Proceeds from issuance of common stock	—	—	—	—	—	—	—	—	—	—	—	—
Proceeds from issuance of preferred stock	—	—	—	3	5	174,151	—	—	—	174,159	—	174,159
Offering costs	—	—	—	—	—	(1,414)	—	—	—	(1,414)	—	(1,414)
Stock based compensation	222,483	—	—	—	—	—	—	—	—	—	—	—
Amortization of stock based compensation	—	—	—	—	—	6,566	—	—	—	6,566	—	6,566
Purchase and retirement of shares	(341,396)	—	—	—	—	(6,826)	—	—	—	(6,826)	—	(6,826)
Contributions from (distributions to), net non-controlling interests	—	—	—	—	—	—	—	—	—	—	11,141	11,141
Net Income	—	—	—	—	—	—	—	61,203	—	61,203	965	62,168
Preferred dividends	—	—	—	—	—	—	—	(17,176)	—	(17,176)	—	(17,176)
Securities available-for-sale, fair value adjustment, net	—	—	—	—	—	—	18,506	—	—	18,506	4,482	22,988
Designated derivatives, fair value adjustment	—	—	—	—	—	—	2,188	—	—	2,188	—	2,188
Foreign currency translation adjustment	—	—	—	—	—	—	(608)	—	—	(608)	—	(608)
Distributions on common stock	—	—	—	—	—	—	—	(44,027)	(61,265)	(105,292)	—	(105,292)
Ending Balance December 31, 2014	33,243,794	$33	$1	$6	$5	$1,245,345	$6,043	$—	$(315,910)	$935,523	$16,588	$952,111

The accompanying notes are an integral part of these statements
(Back to Index)

(Back to Index)
RESOURCE CAPITAL CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CHANGES IN EQUITY
FOR THE YEARS ENDED 2015, 2014 AND 2013 - (Continued)
(in thousands, except share and per share data)

	Common Stock
	Shares	Amount	Preferred Shares - Series A	Preferred Shares - Series B	Preferred Shares - Series C	Additional Paid-In Capital	Accumulated Other Comprehensive (Loss)/Income	Retained Earnings	Distributions in Excess of Earnings	Total Stockholders' Equity	Non-Controlling Interests	Total Equity
Balance, January 1, 2015	33,243,794	$33	$1	$6	$5	$1,245,345	$6,043	$—	$(315,910)	$935,523	$16,588	$952,111
Proceeds from dividend reinvestment and stock purchase plan	20,963	—	—	—	—	328	—	—	—	328	—	328
Proceeds from issuance of common stock	—	—	—	—	—	—	—	—	—	—	—	—
Proceeds from issuance of preferred stock	—	—	—	—	—	3,113	—	—	—	3,113	—	3,113
Offering costs	—	—	—	—	—	(185)	—	—	—	(185)	—	(185)
Discount on 8% convertible senior notes	—	—	—	—	—	2,528	—	—	—	2,528	—	2,528
Stock based compensation	307,611	—	—	—	—	—	—	—	—	—	—	—
Amortization of stock based compensation	—	—	—	—	—	3,145	—	—	—	3,145	—	3,145
Purchase and retirement of shares	(2,001,263)	(1)	—	—	—	(25,928)	—	—	—	(25,929)	—	(25,929)
Forfeiture of restricted unvested stock	(8,381)	—	—	—	—	—	—	—	—	—	—	—
Contributions from (distributions to), net non-controlling interests	—	—	—	—	—	—	—	—	—	—	(11,915)	(11,915)
Net income	—	—	—	—	—	—	—	10,555	—	10,555	6,628	17,183
Preferred dividends	—	—	—	—	—	—	—	(24,437)	—	(24,437)	—	(24,437)
Securities available-for-sale, fair value adjustment, net	—	—	—	—	—	—	(14,811)	—	—	(14,811)	(3,405)	(18,216)
Designated derivatives, fair value adjustment	—	—	—	—	—	—	5,496	—	—	5,496	—	5,496
Foreign currency translation adjustment	—	—	—	—	—	—	349	—	—	349	—	349
Distributions on common stock	—	—	—	—	—	—	—	13,882	(90,693)	(76,811)	—	(76,811)
Balance, December 31, 2015	31,562,724	$32	$1	$6	$5	$1,228,346	$(2,923)	$—	$(406,603)	$818,864	$7,896	$826,760

The accompanying notes are an integral part of these statements
(Back to Index)

(Back to Index)

RESOURCE CAPITAL CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Years Ended December 31,
	2015	2014	2013
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$17,183	$62,168	$46,453
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Provision for (recovery of) loan losses	49,889	1,804	3,020
Depreciation, amortization, and accretion	19,700	3,414	14,362
Amortization of stock-based compensation	3,145	6,566	10,472
Non-cash incentive compensation to the Manager	—	—	484
Deferred income tax (benefit) expense	(390)	(11,536)	(6,710)
Sale (origination) of residential mortgage loans held for sale, net	17,346	(96,536)	(146)
Sale (purchase) of and principal payments on securities, trading, net	(5,486)	(16,515)	12,961
Net realized and unrealized loss (gain) on investment securities, trading	547	2,818	324
Net realized (gain) loss on sales of investment securities available-for-sale and loans	(35,703)	(15,283)	(10,986)
Loss (gain) on the reissuance / (extinguishment) of debt	1,403	4,442	—
Loss (gain) on sale of real estate	(206)	(6,127)	(16,616)
Settlement of derivative instruments	909	(23)	—
Net impairment losses recognized in earnings	372	—	855
Unrealized gain (loss) and net interest income on linked transactions, net	(235)	(5,615)	6,018
Equity in net (earnings) losses of unconsolidated subsidiaries	(2,388)	(4,767)	(949)
Changes in operating assets and liabilities, net of acquisitions
Decrease (increase) in restricted cash	1,704	5,204	8,445
(Increase) decrease in interest receivable, net of purchased interest	1,456	(7,295)	(1,108)
Increase (decrease) in management fee payable	—	171	(6,357)
Increase (decrease) in security deposits	—	4,696	(337)
(Decrease) increase in accounts payable and accrued liabilities	2,290	(3,363)	(16,327)
Increase (decrease) in accrued interest expense	3,406	430	(1,445)
(Increase) decrease in other assets	(4,947)	9,873	7,259
Net cash (used in) provided by operating activities	69,995	(65,474)	49,672

CASH FLOWS FROM INVESTING ACTIVITIES:
(Increase) decrease in restricted cash	79,799	(23,568)	22,248
Acquisition of controlling interest in Moselle CLO S.A.	—	(30,433)	—
Acquisition of Primary Capital Mortgage	—	—	(7,613)
Purchase of securities available-for-sale	(40,375)	(180,990)	(136,282)
Principal payments on securities available-for-sale	75,960	56,053	52,812
Proceeds from sale of securities available-for-sale	65,787	147,171	11,893
Return of investment (investment in) in unconsolidated entity	2,715	9,557	(28,034)
Improvement of real estate held-for-sale	—	—	(404)
Settlement of derivative instruments	5,553	(4,119)	—
Proceeds from sale of real estate held-for-sale	301	65,753	37,001
Origination and purchase of loans	(940,583)	(1,019,721)	(725,657)
Principal payments received on loans and leases	560,182	376,219	590,663
Proceeds from sale of loans	130,612	209,707	674,977
Distributions from investments in real estate	—	—	1,094
Improvements in investments in real estate	—	(221)	(365)
Purchase of furniture and fixtures	—	(69)	(133)
Acquisition of property and equipment	(14)	(865)	(373)
Investment in loans - related parties	—	(1,572)	(1,241)
Principal payments received on loans – related parties	558	3,848	1,685
Net cash (used in) provided by investing activities	(59,505)	(393,250)	492,271

The accompanying notes are an integral part of these statements
(Back to Index)

(Back to Index)

RESOURCE CAPITAL CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS − (Continued)
(in thousands)

	Years Ended December 31,
	2015	2014	2013
CASH FLOWS FROM FINANCING ACTIVITIES:
Net proceeds from issuances of common stock, dividend reinvestment and stock purchase plan (net of offering costs of $100, $0, and $3,837)	228	30,297	133,665
Net proceeds from dividend reinvestment and stock purchase plan (net of offering costs of $0, $0 and $0)	—	—	—
Proceeds from issuance of 8.50% Series A redeemable preferred shares (net of offering costs of $0, $260, and $3)	—	8,984	112
Proceeds from issuance of 8.25% Series B redeemable preferred shares (net of offering costs of $85, $858, and $1,670)	3,028	47,481	56,214
Proceeds from issuance of 8.625% Series C redeemable preferred shares (net of offering costs of $0, $300, and $0)	—	116,268	—
Repurchase of common stock	(25,929)	(6,832)	—
Proceeds from borrowings:
Repurchase agreements, net of repayments	(13,541)	277,875	15,226
Securitizations	505,862	235,344	260,840
Convertible Senior Notes	99,000	—	115,000
Senior Secured Revolving Credit Facility	138,500	113,500	—
Reissuance of debt	16,597	52,663	—
Payments on borrowings:
Collateralized debt obligations	(327,537)	(451,991)	(797,573)
Securitizations	(205,125)	(34,000)	—
Senior Secured Revolving Credit Facility	(62,000)	—	—
Settlement of derivative instruments	—	3,052	—
Mortgage payable	—	—	(13,600)
Payment of debt issuance costs	(13,799)	(8,939)	(9,786)
Distributions to non-controlling interest and subordinated note holders	(12,433)	(2,323)	(30,709)
Proceeds received from non-controlling interests	—	14,213	5,531
Distributions paid on preferred stock	(24,390)	(15,008)	(6,413)
Distributions paid on common stock	(90,100)	(104,225)	(93,458)
Net cash provided by (used in) financing activities	$(11,639)	$276,359	$(364,951)
NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(1,149)	(182,365)	176,992
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	79,905	262,270	85,278
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$78,756	$79,905	$262,270
SUPPLEMENTAL DISCLOSURE:
Interest expense paid in cash	$48,089	$35,690	41,453
Income taxes paid in cash	$11,710	$3,305	10,710

The accompanying notes are an integral part of these statements
(Back to Index)

(Back to Index)

RESOURCE CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2015

NOTE 1 - ORGANIZATION AND BASIS OF PRESENTATION
Resource Capital Corp. and subsidiaries’ (collectively the ‘‘Company’’) principal business activity is to originate, purchase and manage a diversified portfolio of commercial real estate-related assets and commercial finance assets.  The Company’s investment activities are managed by Resource Capital Manager, Inc. (‘‘Manager’’) pursuant to a management agreement (the ‘‘Management Agreement’’).  The Manager is a wholly-owned indirect subsidiary of Resource America, Inc. (“Resource America”) (NASDAQ: REXI).  In September 2013, it was determined that the Company is a variable interest entity ("VIE") and that Resource America was the primary beneficiary of the Company. In December 2015, Resource America early adopted the consolidation guidance issued by the Financial Accounting Standards Board ("FASB") (see Note 2) and it was determined that the Company is no longer a VIE. Therefore, the Company's financial statements are no longer consolidated into Resource America's financial statements. The following subsidiaries are consolidated in the Company’s financial statements:

•
RCC Real Estate, Inc. (“RCC Real Estate”) holds real estate investments, including commercial real estate loans, commercial real estate-related securities and direct investments in real estate.  RCC Real Estate owns 100% of the equity of the following VIEs:

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

•	RCC Commercial, Inc. (“RCC Commercial”) holds a 29.6% investment in Northport TRS, LLC ("Northport LLC") and owns 100% of the equity of the following VIE:

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
DECEMBER 31, 2015

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

◦
Northport LLC, a Delaware limited liability company, which holds bank loan investments and the Company's self-originated middle market loans. Resource TRS owns 44.6% of the equity in Northport LLC as of December 31, 2015. The remaining 29.6% of the equity is owned by RCC Commercial.

◦
Pelium Capital Partners, L.P., ("Pelium Capital") a Delaware limited partnership, which holds investment securities, trading. Resource TRS owns 80.2% of the equity in Pelium Capital as of December 31, 2015.

•
Resource TRS II, Inc. (“Resource TRS II”), a TRS directly owned by the Company, holds the Company’s management rights in bank loan CLOs not originated by the Company.  Resource TRS II owns 100% of the equity of the following VIE:

◦
Resource Capital Asset Management (“RCAM”), a domestic limited liability company, which is entitled to collect senior, subordinated, and incentive fees related to three CLO issuers to which it provides management services through CVC Credit Partners, L.P., formerly Apidos Capital Management ("ACM"), a subsidiary of CVC Capital Partners SICAV-FIS, S.A., a private equity firm (“CVC”).  Resource America owns a 24% interest in CVC Credit Partners, L.P., ("CVC Credit Partners").

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

•	RSO EquityCo, LLC ("RSO Equity") owned 10% of the equity of Apidos CDO I and 10% of the equity of Apidos CLO VIII.

•	Long Term Care Conversion, Inc. ("LTCC"), a TRS directly owned by the Company, is a Delaware corporation that owns 100% of the following entities:

◦
Long Term Care Conversion, Funding ("LTCC Funding"), a New York limited liability company, which owns a 70.9% equity interest in Life Care Funding, LLC ("LCF") and provides funding through a financing facility to fund the acquisition of life settlement contracts. LCF, a New York limited liability company, is a joint venture between LTCC and Life Care Funding Group Partners and was established for the purpose of originating and acquiring life settlement contracts.

◦
ZWH4, LLC ("ZAIS"), a Delaware limited liability company, owns a beneficial interest in the warehouse of ZAIS CLO 4, Limited, a Cayman Islands exempted limited liability company, in equity form, that will be used to finance the purchase of syndicated bank loans.

•	RCC Residential, Inc., ("RCC Residential") a TRS directly owned by the Company, is a Delaware corporation, which owns 100% of the following entities:

(Back to Index)

(Back to Index)

RESOURCE CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS − (Continued)
DECEMBER 31, 2015

◦	Primary Capital Mortgage, LLC ("PCM"), (formerly known as Primary Capital Advisors, LLC), a limited liability company that originates and services residential mortgage loans.

◦	RCM Global Manager, LLC ("RCM Global Manager"), a Delaware limited liability company, owns 30.2% of the following entity:

▪	RCM Global, LLC ("RCM Global"), a Delaware limited liability company, which holds a portfolio of investment securities, available-for-sale.

•	RCC Residential Portfolio, Inc. ("RCC Resi Portfolio"), a Delaware corporation directly owned by the Company, invests in residential mortgage-backed securities (“RMBS”).

•
RCC Residential Portfolio TRS, Inc. ("RCC Resi TRS"), a TRS directly owned by the Company, is a Delaware corporation which holds strategic residential positions which cannot be held by RCC Resi Portfolio.

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
Variable Interest Entities
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

(Back to Index)

(Back to Index)

RESOURCE CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS − (Continued)
DECEMBER 31, 2015

Voting Interest Entities
A voting interest entity is an entity in which the total equity investment at risk is sufficient to enable it to finance its activities independently and the equity holders have the power to direct the activities of the entity that most significantly impact its economic performance, the obligation to absorb the losses of the entity and the right to receive the residual returns of the entity. The usual condition for a controlling financial interest in a voting interest entity is ownership of a majority voting interest. If the Company has a majority voting interest in a voting interest entity, the entity will generally be consolidated. The Company does not consolidate a voting interest entity if there are substantive participating rights by other parties and/or kick-out rights by a single party or through a simple majority vote.
The Company performs on-going reassessments of whether entities previously evaluated under the voting interest framework have become VIEs, based on certain events, and therefore subject to the VIE consolidation framework.
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
Use of Estimates
The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Estimates affecting the accompanying consolidated financial statements include the net realizable and fair values of the Company's investments and derivatives, the estimated life used on investments to calculate depreciation, amortization, and accretion of premiums and discounts, respectively, provisions for loan losses, valuation of servicing assets and the disclosure of contingent liabilities.
Cash and Cash Equivalents
Cash and cash equivalents include cash on hand and all highly liquid investments with original maturities of three months or less at the time of purchase. Cash, including amounts restricted, may at times exceed the Federal Deposit Insurance Corporation deposit insurance limit of $250,000 per institution, subjecting the Company to risk related to the uninsured balance. At December 31, 2015 and 2014, the reported cash balances included $25.9 million and $31.8 million, respectively, held in a prime brokerage and custody accounts, $44.5 million and $32.6 million, respectively, held in money market accounts, $8.4 million and $15.4 million, respectively, held in checking accounts, and $0 and $100,000, respectively, held in accounts at the Company's investment properties. All of the Company's cash deposits are held at large, established financial institutions.
Investment in Unconsolidated Entities
The Company's non-controlling investments in unconsolidated entities are included in investments in unconsolidated entities on the consolidated balance sheet and may be accounted for under the equity method or the cost method.
Under the equity method, capital contributions, distributions, profits and losses of the entities are allocated in accordance with the terms of the entities' operating agreements. Such allocations may differ from the stated percentage interests, if any, as a result of preferred returns and allocation formulas as described in the entities' operating agreements.
The Company may account for an investment that does not qualify for equity method accounting using the cost method. Under the cost method, the Company records dividend income when declared to the extent it is not considered a return of capital, which is recorded as a reduction of the cost of the investment.

(Back to Index)

(Back to Index)

RESOURCE CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS − (Continued)
DECEMBER 31, 2015

Investment Securities
The Company classifies its investment portfolio as trading or available-for-sale.  The Company, from time to time, may sell any of its investments due to changes in market conditions or in accordance with its investment strategy.
The Company’s investment securities, trading and investment securities, available-for-sale are reported at fair value.  To determine fair value, the Company uses an independent third-party valuation firm utilizing data available in the market as well as appropriate prepayment, default, and recovery rates.  These valuations are validated utilizing dealer quotes or bids or internal models. If there is a material difference between the value indicated by the third-party valuation firm and the dealer quote, bid, or internal models, the Company will evaluate the difference, which could result in an updated valuation from the third-party or a revised dealer quote. Based on a prioritization of inputs used in valuation of each position, the Company categorizes these investments as either Level 2 or Level 3 in the fair value hierarchy. Any changes in fair value to the Company's investment securities, trading are recorded in the Company’s consolidated statements of operations as net realized and unrealized (loss) gain on investment securities, trading. Any changes in fair value to the Company's investment securities available-for-sale are recorded in the Company’s consolidated balance sheets as a component of accumulated other comprehensive income (loss) in stockholders' equity.
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
Where credit quality is believed to be the cause of the other-than-temporary impairment, that component of the impairment is recognized as an impairment loss in the consolidated statements of operations.  Where other market components are believed to be the cause of the impairment, that component of the impairment is recognized as other comprehensive loss.
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
DECEMBER 31, 2015

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
Loans - Other than Residential Mortgage Loans
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
Residential Mortgage Loan Origination
The Company originates residential mortgage loans to be funded by permanent investors. The Company originates loans in 41 states with a focus on the Southeastern United States. The Company may sell or retain the right to service the loans. Servicing fees are recognized as income when the related mortgage payments are collected based on the outstanding balance of the related residential mortgage loans or on an agreed upon rate. Servicing fee income is reduced by amortization of capitalized servicing rights.
The fair value option has been elected for all residential mortgage loans held for sale. As such, residential mortgage loans held for sale are valued at fair value, determined on an individual-loan basis. Additionally, due to such election, origination fees and direct origination costs are immediately recognized in earnings. Market value for conforming, agency loans is determined using sales commitments to permanent investors or on current market rates for loans of similar quality and type (generally Level 2 in the fair value hierarchy). Market value for non-agency, jumbo loans is determined using sales commitments to permanent investors, current market rates for loans of similar quality, or through the use of cash flow models (generally Level 3 in the fair value hierarchy). Residential mortgage loans are included as loans held for sale in the consolidated balance sheets. Conforming, agency loans are generally sold within 15 to 45 days of origination. Non-agency, jumbo loans may either be sold to private investors or held for securitization.
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
DECEMBER 31, 2015

The unpaid principal balances of loans serviced by the Company for others are not included in the accompanying consolidated balance sheets.
Sales of Financial Assets
Originated residential mortgage loans are principally sold directly to, or pursuant to programs sponsored by, government-sponsored entities and other investors; however, some residential mortgage loans are sold to private investors.
Each type of loan sale agreement is evaluated for sales treatment through a review that includes both an accounting and a legal analysis to determine whether or not the transferred assets have been isolated from the transferor, the extent of the continuing involvement and the existence of any protection provisions.
To the extent the loan transfer qualifies as a sale, the asset is derecognized and the gain or loss is recorded on the sale date. In the event the transfer of assets does not qualify as a sale, the transfer would be treated as a secured borrowing.
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
The fair value of residential servicing rights included in the consolidated balance sheets was determined using an estimated current market value at the date of loan origination and other assumptions. Capitalized servicing rights are amortized over the life of the loan, assuming certain prepayment and other assumptions and are evaluated at each reporting date for the lower of cost or fair value.
Allowance for Loan Loss
The Company maintains an allowance for loan loss.  For the Company's CRE, bank and middle market loan portfolios, loans held for investment are first individually evaluated for impairment to determine whether a specific reserve is required.  Loans that are not determined to be impaired individually are then evaluated for impairment as a homogeneous pool of loans with substantially similar characteristics so that a general reserve can be established, if needed.  The reviews are performed at least quarterly.
The Company considers a loan to be impaired if one of two conditions exists.  The first condition is if, based on current information and events, management believes that a loss event has occurred which makes it probable that the Company will be unable to collect all amounts due according to the contractual terms of the loan agreement.  The second condition is if the loan is deemed to be a troubled-debt restructuring (“TDR”) where a concession has been given to a borrower in financial difficulty.  These TDRs may not have an associated specific loan loss allowance if the principal and interest amount is considered recoverable based on current market conditions, expected collateral performance and/or guarantees made by the borrowers.
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
DECEMBER 31, 2015

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
Loans that experience insignificant payment delays and payment shortfalls generally are not classified as impaired. Management determines the significance of payment delays and payment shortfalls on a case-by-case basis, taking into consideration all of the circumstances surrounding the loan and the borrower, including the length of the delay, the reasons for the delay, the borrower's prior payment record, and the amount of the shortfall in relation to the principal and interest owed. Impaired loans are carried at fair value and are measured on a quarterly basis. The fair value is determined using unobservable inputs including estimates of selling costs (Level 3).
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
There was an impairment charge of $2.4 million, on a pre-tax basis, recorded with respect to the Company's intangible assets as of December 31, 2015, recorded in depreciation and amortization on the Company's consolidated statement of operations. There were no impairment charges recorded with respect to the Company’s investment in real estate or intangible assets during the years ended December 31, 2014 or 2013.
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
Taxable income, from non-REIT activities managed through the Company's TRSs, are subject to federal, state and local income taxes.  The Company's TRS' income taxes are accounted for under the asset and liability method.  Under the asset and liability method, deferred income taxes are recognized for the temporary differences between the financial reporting basis and tax basis of assets and liabilities.
Apidos CDO I, Apidos CDO III, Apidos Cinco CDO, Apidos CLO VIII, Whitney CLO I, Harvest CLO VII, Moselle CLO, Harvest CLO VIII, Harvest X Investor, Harvest CLO X, and Harvest CLO XV Designated Activity Company, the Company's foreign TRSs, are organized as exempted companies incorporated with limited liability under the laws of the Cayman Islands and, with respect to Moselle CLO, Luxembourg and, with respect to Harvest CLO VII, Harvest CLO VIII, Harvest CLO X, and Harvest CLO XV Designated Activity Company, Ireland, and are generally exempt from federal and state income tax at the corporate level

(Back to Index)

(Back to Index)

RESOURCE CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS − (Continued)
DECEMBER 31, 2015

because their activities in the United States are limited to trading in stock and securities for their own account.  Therefore, despite their status as TRSs, they generally will not be subject to corporate tax on their earnings and no provision for income taxes is required; however, because they are “controlled foreign corporations,” the Company will generally be required to include Apidos CDO I's, Apidos CDO III's, Apidos Cinco CDO's, Apidos CLO VIII's, Whitney CLO I's, Harvest CLO VII’s, Moselle CLO’s, Harvest CLO VIII’s, Harvest X Investor’s, Harvest CLO X’s, and Harvest CLO XV Designated Activity Company’s current taxable income in its calculation of REIT taxable income.
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
On February 24, 2014, the Company acquired approximately 88.6% of the equity of Moselle CLO S.A., which is a foreign TRS, incorporated in Luxembourg.  This equity was directly owned by a domestic qualified REIT subsidiary of the Company and, accordingly, its earnings are included in the Company’s calculation of REIT taxable income.
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

(Back to Index)

(Back to Index)

RESOURCE CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS − (Continued)
DECEMBER 31, 2015

On July 3, 2014, the Company acquired approximately 55.0% of the equity of Harvest X Investor, which is a foreign TRS, organized as an exempt company incorporated with limited liability under the laws of the Cayman Islands.  As of November 6, 2014, the Company’s investment was returned and the Company no longer has an active ownership interest in Harvest X Investor.  For the period July 3, 2014 through November 6, 2014 the equity was directly owned by a domestic qualified REIT subsidiary of the Company and, accordingly, its earnings are included in the Company’s calculation of REIT taxable income.
On November 6, 2014, the Company acquired approximately 32.1% of the equity of Harvest CLO X, which is a foreign TRS, organized as an exempt company incorporated with limited liability under the laws of Ireland.  This equity is directly owned by a domestic qualified REIT subsidiary of the Company and, accordingly, its earnings are included in the Company’s calculation of REIT taxable income.
On September 28, 2015, the Company acquired 100.0% of the equity of Harvest CLO XV Designated Activity Company, which is a foreign TRS, organized as an exempt company incorporated with limited liability under the laws of Ireland.  This equity is directly owned by a domestic qualified REIT subsidiary of the Company and, accordingly, its earning are included in the Company’s calculation of REIT taxable income.  In December 2015, a third party purchased a piece of the equity, decreasing our ownership to 66.0%
The Company accounts for taxes assessed by a governmental authority that is directly imposed on a revenue-producing transaction (e.g., sales, use, value added) on a net (excluded from revenue) basis.
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
Net Income (Loss) Per Share
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
DECEMBER 31, 2015

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
Linked Transactions
Prior to January 1, 2015, if the Company financed the purchase of securities with repurchase agreements with the same counterparty from whom the securities were purchased and both transactions were entered into contemporaneously or in contemplation of each other, the transactions were presumed not to meet sale accounting criteria and the Company accounted for the purchase of such securities and the repurchase agreement on a net basis and recorded a forward purchase commitment to purchase securities (each, a “Linked Transaction”) at fair value on the Company's consolidated balance sheets in the line item linked transactions, at fair value. Changes in the fair value of the assets and liabilities underlying the linked transactions and associated interest income and interest expense were reported as unrealized (loss) gain and net interest income on linked transactions, net on the Company's consolidated statements of operations. Due to a change in accounting guidance, as of January 1, 2015, the concept of linked transactions no longer exists.
Recent Accounting Standards

In January 2016, the Financial Accounting Standards Board ("FASB") issued guidance to address certain aspects of recognition, measurement, presentation and disclosure of financial instruments in order to provide users of financial statements with more decision-useful information. The guidance requires equity investments to be measured at fair value with changes in fair value recognized in net income; simplifies the impairment assessment of equity investments without readily determinable fair values by requiring a qualitative assessment to identify impairment; eliminates the requirement for public business entities to disclose the method(s) and significant assumptions used to estimate the fair value that is required to be disclosed for financial instruments measured at amortized cost on the balance sheet; requires public business entities to use the exit price notion when measuring the fair value of financial instruments for disclosure purposes; requires an entity to present separately in other comprehensive income the portion of the total change in the fair value of a liability resulting from a change in the instrument-specific credit risk when the entity has elected to measure the liability at fair value in accordance with the fair value option for financial instruments; requires separate presentation of financial assets and financial liabilities by measurement category and form of financial assets on the balance sheet or the accompanying notes to the financial statements and clarifies that an entity should evaluate the need for a valuation allowance on a deferred tax asset related to available-for-sale securities in combination with the entity’s other deferred tax assets.  It is effective for annual reporting periods, and the interim periods within those periods, beginning after December 15, 2017 and early adoption is permitted for certain provisions. The Company is currently evaluating the effect of adoption.

In September 2015, the FASB issued guidance that simplifies the accounting for adjustments made to provisional amounts recognized in a business combination, which are currently recognized on a retrospective basis. Under the new requirements, adjustments to provisional amounts will be recognized in the reporting period in which the adjustments are determined. The effects of changes in depreciation, amortization, or other income arising from changes to the provisional amounts, if any, are included in earnings of the reporting period in which the adjustments to the provisional amounts are determined. An entity is also required to present separately on the face of the income statement or disclose in the notes the portion of the amount recorded in current-period earnings by line item that would have been recorded in previous reporting periods if the adjustment to the provisional amounts had been recognized as of the acquisition date. It is effective for annual periods, and interim periods within those annual periods,

(Back to Index)

(Back to Index)

RESOURCE CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS − (Continued)
DECEMBER 31, 2015

beginning after December 15, 2015, but early adoption is permitted. The Company is currently evaluating the effect of adoption.
In April 2015, the FASB issued guidance that simplifies the presentation of debt issuance costs by requiring that debt issuance costs be presented in the balance sheet as a deduction from the carrying amount of the related debt liability, consistent with debt discounts or premiums. The recognition and measurement guidance for debt issuance costs are not affected by the amendments in this update. It is effective for annual reporting periods beginning after December 15, 2015, but early adoption is permitted. The Company has early adopted the provisions of this guidance. Note 13, Borrowings, reflects the presentation of debt issuance costs as prescribed by this accounting standards update. Adoption did not have a material impact on the Company's consolidated financial statements.
In February 2015, the FASB issued guidance that requires an entity to evaluate whether it should consolidate certain legal entities. All legal entities are subject to reevaluation under the revised consolidation model. Specifically, the amendments: (1) modify the evaluation of whether limited partnerships and similar legal entities are VIEs or voting interest entities; (2) eliminate the presumption that a general partner should consolidate a limited partnership; (3) affect the consolidation analysis of reporting entities that are involved with VIEs, particularly those that have fee arrangements and related-party relationships; and (4) provide a scope exception from consolidation guidance for reporting entities with interests in legal entities that are required to comply with or operate in accordance with requirements that are similar to those in Rule 2a-7 of the Investment Company Act of 1940 for registered money market funds. This guidance is effective for public business entities for fiscal years, and for interim periods within those fiscal years, beginning after December 15, 2015. Early application is permitted. The Company is currently evaluating the effect of adoption.
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
DECEMBER 31, 2015

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
Reclassifications
Certain reclassifications have been made to the 2013 and 2014 consolidated financial statements to conform to the 2015 presentation.

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

(Back to Index)

(Back to Index)

RESOURCE CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS − (Continued)
DECEMBER 31, 2015

Consolidated VIEs (the Company is the primary beneficiary)
Based on management’s analysis, the Company is the primary beneficiary of thirteen VIEs at December 31, 2015: Apidos CDO I, Apidos CDO III, Apidos Cinco CDO, Apidos CLO VIII, RREF CDO 2006-1, RREF CDO 2007-1, Whitney CLO I, RCC CRE Notes 2013, RCC 2014-CRE2, RCC 2015-CRE3, RCC 2015-CRE4, Moselle CLO and RCM Global, LLC. In performing the primary beneficiary analysis for Apidos CDO I, Apidos CDO III, Apidos Cinco CDO, Apidos CLO VIII, RREF CDO 2006-1, RREF CDO 2007-1, RCC CRE Notes 2013, RCC 2014-CRE2, RCC 2015-CRE3, RCC 2015-CRE4 and RCM Global, LLC, it was determined that the parties that have the power to direct the activities that are most significant to each of these VIEs and who have the right to receive benefits and the obligation to absorb losses that could potentially be significant to these VIEs, are a related-party group. It was then determined that the Company was the party within that group that is more closely associated with each such VIE considering the design of the VIE, the principal-agency relationship between the Company and other members of the related-party group, and the relationship and significance of the activities of the VIE to the Company compared to the other members of the related-party group.
Apidos CDO I, Apidos CDO III, Apidos Cinco CDO, Apidos CLO VIII, RREF CDO 2006-1, RREF CDO 2007-1, RCC CRE Notes 2013, RCC 2014-CRE2, RCC 2015-CRE3, RCC 2015-CRE4 and RCM Global, LLC were formed on behalf of the Company to invest in real estate-related securities, CMBS, property available-for-sale, bank loans, corporate bonds and asset-backed securities and were financed by the issuance of debt securities. The Manager manages the commercial real estate-related entities on behalf of the Company, and CVC Credit Partners manages the commercial finance-related entities on behalf of the Company. By financing these assets with long-term borrowings through the issuance of bonds, the Company seeks to generate attractive risk-adjusted equity returns and to match the term of its assets and liabilities. The primary beneficiary determination for each of these VIEs was made at each VIE’s inception and is continually assessed.
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
    On July 9, 2014, RCC Residential together with Resource America and certain Resource America employees acquired through RCM Global a portfolio of securities from JP Morgan for $23.5 million.  The portfolio is managed by Resource America. RCC Residential contributed $15.0 million for a 63.8% membership interest. Each of the members of RCM Global is allocated revenues and expenses of RCM Global in accordance with his or her membership interest. RCM Global was determined to be a VIE based on the equity holders' inability to direct the activities that are most significant to the entity. The Company was determined to be the the primary beneficiary of RCM Global and, therefore, consolidated the entity. The Company's ownership interest of the portfolio's remaining assets was 30.2% as of December 31, 2015.
In September 2014, the Company contributed $17.5 million to Pelium Capital for an initial ownership interest of 80.4%. Pelium Capital is a specialized credit opportunity fund managed by Resource America. The Company funded its final commitment of $2.5 million, as of February 1, 2015. The Company will receive 10% of the carried interest in the partnership for the first five years which can increase its interest to 20% if the Company's capital contributions aggregate $40.0 million. Resource America contributed cash of $2.8 million to the formation of Pelium Capital. The portion of the fund that the Company does not own is presented as non-controlling interests as of the dates and for the periods presented in the Company's consolidated financial statements. All intercompany accounts and transactions have been eliminated in consolidation. Pelium Capital was determined not to be a VIE as there was sufficient equity at risk, the Company does not have disproportionate voting rights and Pelium Capital's partners have all of the following characteristics: (1) the power to direct the activities of Pelium; (2) the obligation to absorb losses; and (3) the right to receive residual returns. However, Pelium Capital was consolidated as a result of the Company's majority ownership and the Company's unilateral kick-out rights. The non-controlling interest in Pelium Capital is owned by Resource America and outside

(Back to Index)

(Back to Index)

RESOURCE CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS − (Continued)
DECEMBER 31, 2015

investors. All intercompany accounts and transactions have been eliminated in consolidation. The Company's interest in Pelium Capital was 80.2% as of December 31, 2015.
On June 24, 2015, the Company committed up to $50.0 million in Pearlmark Mezzanine Realty Partners IV, L.P. ("Pearlmark Mezz IV L.P."), a Delaware limited partnership created to acquire and manage financial interests in commercial real estate property. The contractual fund manager of the fund is Pearlmark Real Estate LLC ("Pearlmark"), a Delaware limited liability company that is 50% owned by Resource America. Pearlmark Mezz IV L.P. was determined not to be a VIE as there was sufficient equity at risk to finance its activities independently and the equity holders have the power to direct the activities of the entity that most significantly impact its economic performance, the right to receive the residual returns of the entity and the obligation to absorb the losses of the entity. However, because the Company's equity interest is passive and does not contain substantive participating rights and/or unilateral kick-out rights, Pearlmark Mezz IV L.P. was not consolidated. The Company will pay Pearlmark Mezz IV L.P. management fees of 1.0% on the unfunded committed capital and 1.5% on the invested capital. The Company is entitled to a management fee rebate of 25% for the first year of the fund. As of December 31, 2015, the Company has an investment balance of $6.5 million and a 47.42% ownership interest in the fund.
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
The Company has exposure to losses on its securitizations to the extent of its subordinated debt and preferred equity interests in them. The Company is entitled to receive payments of principal and interest on the debt securities it holds and, to the extent revenues exceed debt service requirements and other expenses of the securitizations, distributions with respect to its preferred equity interests. As a result of consolidation, debt and equity interests the Company holds in these securitizations have been eliminated, and the Company’s consolidated balance sheets reflect both the assets held and debt issued by the securitizations to third parties and any accrued expense to third parties. The Company's operating results and cash flows include the gross amounts related to the securitizations' assets and liabilities as opposed to the Company's net economic interests in the securitizations. Assets and liabilities related to the securitizations are disclosed, in the aggregate, on the Company's consolidated balance sheets.
The creditors of the Company’s thirteen consolidated VIEs have no recourse to the general credit of the Company. However, in its capacity as manager, the Company has voluntarily supported two credits in one of its commercial real estate CDOs as the credits went through a restructuring in order to maximize their future cash flows. The Company provided no financial support for the year ended December 31, 2015. For the years ended December 31, 2014 and 2013, the Company has provided financial support of $219,000 and $166,000, respectively. The Company has provided no other financial support to any other of its VIEs nor does it have any requirement to do so, although it may choose to do so in the future to maximize future cash flows on such investments by the Company. There are no explicit arrangements that obligate the Company to provide financial support to any of its consolidated VIEs.

(Back to Index)

(Back to Index)

RESOURCE CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS − (Continued)
DECEMBER 31, 2015

The following table shows the classification and carrying value of assets and liabilities of consolidated VIEs as of December 31, 2015 (in thousands):

	Apidos I	Apidos III	Apidos Cinco	Whitney CLO I	RREF 2006-1	RREF 2007-1	RCC CRE Notes 2013	RCC 2014-CRE2	RCC 2015-CRE3	RCC 2015-CRE4	Moselle	RCM Global, LLC	Total
ASSETS (3)
Cash and cash equivalents	$—	$—	$—	$—	$—	$—	$—	$—	$—	$—	$—	$95	$95
Restricted cash (1)	82	125	16,693	116	22	—	1,296	18,952	—	1,775	—	—	39,061
Investment securities available-for-sale, pledged as collateral, at fair value	—	—	6,584	—	5,956	49,821	—	—	—	—	—	3,776	66,137
Loans, pledged as collateral	—	—	133,234	—	70,450	160,904	103,761	296,606	343,348	308,138	—	—	1,416,441
Loans held for sale	153	—	1,322	—	—	—	—	—	—	—	—	—	1,475
Interest receivable	—	—	663	—	730	1,061	474	1,164	1,316	1,184	—	—	6,592
Prepaid assets	—	—	18	—	79	61	19	21	21	19	—	—	238
Principal paydown receivable	—	—	—	—	17,700	—	—	—	—	—	—	100	17,800
Other assets	—	—	—	—	—	—	—	—	—	—	—	833	833
Total assets (2)	$235	$125	$158,514	$116	$94,937	$211,847	$105,550	$316,743	$344,685	$311,116	$—	$4,804	$1,548,672

LIABILITIES
Borrowings	$—	$—	$135,417	$—	$52,772	$91,752	$57,801	$195,603	$278,661	$220,575	$—	$—	$1,032,581
Accrued interest expense	—	—	211	—	19	63	73	130	247	180	—	—	923
Derivatives, at fair value	—	—	—	—	83	3,263	—	—	—	—	—	—	3,346
Unsettled loan purchases	—	—	—	—	—	—	—	—	—	—	—	—	—
Accounts payable and other liabilities	—	—	11	—	—	—	3	21	—	—	(154)	2	(117)
Total liabilities	$—	$—	$135,639	$—	$52,874	$95,078	$57,877	$195,754	$278,908	$220,755	$(154)	$2	$1,036,733

(1)	Includes $22.0 million designated to fund future commitments on specific commercial real estate loans in certain of the securitizations.

(2)	Assets of each of the consolidated VIEs may only be used to settle the obligations of each respective VIE.

(3)	In October 2013, the Company liquidated Apidos CLO VIII and all of the assets were sold. However, the Company still owns its share of beneficial interests that caused it to consolidate it.

(Back to Index)

(Back to Index)

RESOURCE CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS − (Continued)
DECEMBER 31, 2015

Unconsolidated VIEs (the Company is not the primary beneficiary, but has a variable interest)
Based on management’s analysis, the Company is not the primary beneficiary of the VIEs discussed below since it does not have both (i) the power to direct the activities that most significantly impact the VIE’s economic performance and (ii) the obligation to absorb the losses of the VIE or the right to receive the benefits from the VIE, which could be significant to the VIE. Accordingly, the following VIEs are not consolidated in the Company’s financial statements as of December 31, 2015. The Company’s maximum exposure to risk for each of these unconsolidated VIEs is set forth in the “Maximum Exposure to Loss” column in the table below.
LEAF Commercial Capital, Inc.
On November 16, 2011, the Company together with LEAF Financial, Inc. ("LEAF Financial"), a subsidiary of Resource America, and LEAF Commercial Capital, Inc. (“LCC”), another subsidiary of Resource America, entered into a stock purchase agreement and related agreements (collectively the “SPA”) with Eos Partners, L.P., a private investment firm, and its affiliates (“Eos”). In exchange for its prior interests in its lease related investments, the Company received 31,341 shares of Series A Preferred Stock (the "Series A Preferred Stock"), 4,872 shares of newly issued 8% Series B Redeemable Preferred Stock (the "Series B Preferred Stock") and 2,364 shares of newly issued Series D Redeemable Preferred Stock (the "Series D Preferred Stock"), collectively representing, on a fully-diluted basis assuming conversion, a 26.7% interest in LCC. At the time of investment, the Company’s investment in LCC was valued at $36.3 million based on a third-party valuation at that time.  During 2013, the Company entered into a third stock purchase agreement with LCC to purchase 3,682 shares of newly issued Series A-1 Preferred Stock (the "Series A-1 Preferred Stock") for $3.7 million and 4,445 shares of newly issued Series E Preferred Stock (the "Series E Preferred Stock") for $4.4 million. The Series E Preferred Stock has priority over all other classes of preferred stock. The Company's fully-diluted interest in LCC assuming conversion is 29.0% as of December 31, 2015. The Company’s investment in LCC was recorded at $42.0 million and $39.4 million as of December 31, 2015 and 2014, respectively. The Company determined that it is not the primary beneficiary of LCC because it does not participate in any management or portfolio decisions, holds only two of six board positions, and only controls 29.0% of the voting rights in the entity. Furthermore, Eos holds consent rights with respect to significant LCC actions, including incurrence of indebtedness, consummation of a sale of the entity, liquidation or initiating a public offering.
Unsecured Junior Subordinated Debentures
The Company has a 100% interest in the common shares of Resource Capital Trust I (“RCT I”) and RCC Trust II (“RCT II”), recorded at a collective cost of $1.5 million (or 3% of each trust). RCT I and RCT II were formed for the purposes of providing debt financing to the Company, as described below. The Company completed a qualitative analysis to determine whether or not it is the primary beneficiary of each of the trusts and determined that it was not the primary beneficiary of either trust because it does not have the power to direct the activities most significant to the trusts, which include the collection of principal and interest and protection of collateral through servicing rights. Accordingly, neither trust is consolidated into the Company’s consolidated financial statements.
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

(Back to Index)

(Back to Index)

RESOURCE CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS − (Continued)
DECEMBER 31, 2015

Resource Capital Asset Management CLOs
In February 2011, the Company purchased a company that managed bank loan assets through five CLOs. As a result, the Company became entitled to collect senior, subordinated and incentive management fees from these CLOs. The purchase price of $22.5 million resulted in an intangible asset that was allocated to each of the five CLOs and is amortized over the expected life of each CLO. The unamortized balance of the intangible asset was $5.3 million and $9.4 million at December 31, 2015 and 2014, respectively. The Company recognized fee income of $3.9 million, $5.1 million and $5.3 million for the years ended December 31, 2015, 2014 and 2013, respectively. With respect to four of these CLOs, the Company determined that it does not hold a controlling financial interest and, therefore, is not the primary beneficiary. One of the CLOs was liquidated in February 2013. With respect to the fifth CLO, Whitney CLO I, in October 2012, the Company purchased 66.6% of its preferred equity, which resulted in consolidation. Based upon that purchase, the Company determined that it had an obligation to absorb losses and/or the right to receive benefits that could potentially be significant to Whitney CLO I and that a related party had the power to direct the activities that are most significant to the VIE. As a result, together with the related party, the Company had both the power to direct and the right to receive benefits and the obligation to absorb losses. It was then determined that, between the Company and the related party, the Company was the party within that group that was more closely associated with Whitney CLO I because of its preferred equity interest in Whitney CLO I. The Company, therefore, consolidated Whitney CLO I. In May 2013, the Company purchased additional equity in this CLO which increased its ownership of outstanding preferred equity to 68.3%. In September 2013, the Company liquidated Whitney CLO I, and, as a result, all of the assets were sold. In January 2016 another RCAM-managed CLO was called and $2.4 million of impairment, on a pre-tax basis, was recorded in depreciation and amortization on the Company's consolidated statements of operations on the related intangible asset, as of December 31, 2015.
Investment in ZAIS
In February 2015, the Company made an investment in ZAIS CLO 4 Limited, an offshore financing vehicle created to acquire and warehouse syndicated bank loans, through its wholly-owned, indirect subsidiary ZAIS and through its consolidated subsidiary Pelium Capital together with a certain Resource America employee. The Company, through ZAIS and Pelium Capital, committed to invest $10.0 million and $3.0 million, respectively, during the vehicle's warehousing period. The vehicle is managed by ZAIS Leveraged Loan Manager 4, LLC (the “Collateral Manager”), an entity unrelated to the Company or to Pelium Capital, and such collateral management activities were determined to be the activities that most significantly impacted the economic performance of the entity. The Collateral Manager can be replaced either for cause by the entity’s administrative agent if there is an event of default or by a unanimous vote of the entity’s equity investors, excluding any preference shares held by the Collateral Manager or its affiliates. Although the Company has an investment in the entity that is potentially significant, because it was determined that the Company did not have the ability to kick out the Collateral Manager, the Company was not determined to be the primary beneficiary and, hence, not required to consolidate ZAIS CLO 4, Limited. As of December 31, 2015, the Company had invested $10.0 million and $3.0 million through ZAIS and Pelium Capital, respectively. The Company accounts for its investment in ZAIS as an investment security available-for-sale in its consolidated financial statements.
Investments in the Harvest CLO Securities

In September 2013 and March 2014, the Company made investments in Harvest CLO VII Limited and Harvest CLO VIII Limited (collectively, the “Harvest Securities”), respectively, offshore limited liability companies created to acquire syndicated bank loans and issue collateral loan obligations, through its wholly-owned, direct subsidiary Commercial II.  The Harvest Securities are managed by 3i Debt Management Investments Limited (the “Portfolio Manager”), an entity unrelated to the Company, and such collateral management activities were determined to be the activities that most significantly impacted the economic performance of the entity.  The Portfolio Manager can be replaced only for cause by the Harvest Securities’ trustee.  Although the Company has investments in the Harvest Securities that are potentially significant, because it was determined that the Company did not have the ability to unilaterally kick out the Portfolio Manager, the Company was not determined to be the primary beneficiary and, hence, not required to consolidate the Harvest Securities.  As of December 31, 2015, the Company had investments of $3.9 million in Harvest CLO VII Limited and $4.5 million in Harvest CLO VIII Limited.  The Company accounts for its investments in the Harvest Securities as investment securities available-for-sale in its consolidated financial statements.
Investment in Harvest CLO XV Designated Activity Company
In September 2015, the Company made an investment in Harvest CLO XV Designated Activity Company ("Harvest XV"), an offshore financing vehicle created to acquire and warehouse syndicated bank loans, through its wholly-owned, direct subsidiary Commercial II. The vehicle is managed by 3i Debt Management Investments Limited (the “Collateral Manager”), an entity unrelated to the Company, and such collateral management activities were determined to be the activities that most significantly impacted

(Back to Index)

(Back to Index)

RESOURCE CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS − (Continued)
DECEMBER 31, 2015

the economic performance of the entity. The Collateral Manager can be replaced only for cause by the entity’s administrative agent. Although the Company has an investment in the entity that is potentially significant, because it was determined that the Company did not have the ability to unilaterally kick out the Collateral Manager, the Company was not determined to be the primary beneficiary and, hence, not required to consolidate Harvest XV. As of December 31, 2015, the Company had an investment of $10.6 million in Harvest XV's warehouse. The Company accounts for its investment in Harvest XV as an investment security available-for-sale in its consolidated financial statements.
The following table shows the classification, carrying value and maximum exposure to loss with respect to the Company’s unconsolidated VIEs as of December 31, 2015 (in thousands):

	Unconsolidated Variable Interest Entities
	LCC	Unsecured Junior Subordinated Debentures	Resource Capital Asset Management CDOs	Investments in ZAIS and Harvest	Total	Maximum Exposure to Loss
Investment in unconsolidated entities	$42,017	$1,548	$—	$31,586	$75,151	$75,151
Intangible assets	—	—	5,316	—	5,316	$5,316
Total assets	42,017	1,548	5,316	31,586	80,467

Borrowings	—	51,413	—	—	51,413	N/A
Total liabilities	—	51,413	—	—	51,413	N/A
Net asset (liability)	$42,017	$(49,865)	$5,316	$31,586	$29,054	N/A
As of December 31, 2015, there were no explicit arrangements or implicit variable interests that could require the Company to provide financial support to any of its unconsolidated VIEs.
NOTE 4 - SUPPLEMENTAL CASH FLOW INFORMATION
Supplemental disclosure of cash flow information (in thousands):

	Years Ended December 31,
	2015	2014	2013
Non-cash operating activities include the following:
Reclassification of linked transactions, net at fair value to investment securities available-for-sale, pledged as collateral, at fair value and borrowings (1)	$15,367	$—	$—

Non-cash investing activities include the following:
Reclassification of linked transactions, net at fair value to investment securities available-for-sale, pledged as collateral, at fair value (1)	$48,764	$—	$—
Assumption of direct financing leases and other assets (2)	$—	$2,385	$—

Non-cash financing activities include the following:
Distributions on common stock accrued but not paid	$13,274	$26,563	$25,536
Distribution on preferred stock accrued but not paid	$4,077	$6,044	$2,159
Contribution of security deposits and other liabilities (2)	$—	$457	$—
Reclassification of linked transactions, net at fair value to borrowings(1)	$33,397	$—	$—

(1)
As a result of an accounting standards update adopted on January 1, 2015 (see Note 2), the Company unlinked its previously linked transactions, resulting in non-cash increases in both its investment securities available-for-sale, pledged as collateral, at fair value and related repurchase agreements borrowings balances.

(2)	On December 31, 2014, the Company assumed direct financing leases and related assets and liabilities in satisfaction of a loan receivable from a related party.

(Back to Index)

(Back to Index)

RESOURCE CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS − (Continued)
DECEMBER 31, 2015

NOTE 5 - RESTRICTED CASH
The following summarizes the Company's restricted cash (in thousands):

	December 31,
	2015	2014
Restricted cash:
Cash held by consolidated securitizations	$39,062	$121,247
Restricted cash pledged with minimum reserve balance requirements	218	209
Cash collateralizing outstanding margin calls on cash flow hedges	500	500
Cash collateralizing margin posted on forward/short positions	855	182
	$40,635	$122,138
NOTE 6 - INVESTMENT SECURITIES, TRADING
Structured notes are CLO debt securities collateralized by syndicated bank loans, and RMBS is a type of mortgage-backed debt obligation whose cash flows come from residential mortgage debt. The following table summarizes the Company's structured notes and RMBS that are classified as investment securities, trading and carried at fair value (in thousands):

	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
As of December 31, 2015:
Structured notes	$28,576	$1,674	$(4,700)	$25,550
RMBS	1,896	—	(1,896)	—
Total	$30,472	$1,674	$(6,596)	$25,550

As of December 31, 2014:
Structured notes	$22,876	$1,098	$(3,188)	$20,786
RMBS	1,896	—	(1,896)	—
Total	$24,772	$1,098	$(5,084)	$20,786
The Company sold 19 and nine securities during the years ended December 31, 2015 and 2014, for a net realized gain of $1.4 million and $3.0 million, respectively.   The Company held 56 and 37 investment securities, trading as of December 31, 2015 and 2014, respectively.

(Back to Index)

(Back to Index)

RESOURCE CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS − (Continued)
DECEMBER 31, 2015

NOTE 7 - INVESTMENT SECURITIES AVAILABLE-FOR-SALE
The following table summarizes the Company's investment securities, including those pledged as collateral and classified as available-for-sale, which are carried at fair value (in thousands):

	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value (1)
As of December 31, 2015:
CMBS	$158,584	$2,631	$(1,791)	$159,424
RMBS	2,156	122	(88)	2,190
ABS	41,994	3,218	(998)	44,214
Corporate Bonds	2,422	—	(162)	2,260
Total	$205,156	$5,971	$(3,039)	$208,088

As of December 31, 2014:
CMBS	$168,669	$4,938	$(3,202)	$170,405
RMBS	29,814	937	—	30,751
ABS	55,617	16,876	(336)	72,157
Corporate Bonds	2,415	10	(18)	2,407
Total	$256,515	$22,761	$(3,556)	$275,720
(1) As of December 31, 2015 and 2014, $162.3 million and $197.8 million, respectively, of securities were pledged as collateral security under related financings.

(Back to Index)

(Back to Index)

RESOURCE CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS − (Continued)
DECEMBER 31, 2015

The following table summarizes the estimated maturities of the Company’s CMBS, RMBS, ABS and corporate bonds according to their estimated weighted average life classifications (in thousands, except percentages):

Weighted Average Life	Fair Value		Amortized Cost	Weighted Average Coupon
As of December 31, 2015:
Less than one year	$117,221	(1)	$118,215	7.13%
Greater than one year and less than five years	71,370		68,808	5.31%
Greater than five years and less than ten years	12,382		11,271	10.45%
Greater than ten years	7,115		6,862	16.85%
Total	$208,088		$205,156	7.03%

As of December 31, 2014:
Less than one year	$78,095	(1)	$79,649	4.13%
Greater than one year and less than five years	115,302		100,909	4.64%
Greater than five years and less than ten years	20,177		17,516	16.45%
Greater than ten years	62,146		58,441	7.86%
Total	$275,720		$256,515	6.08%

(1)    The Company expects that the maturity date of these CMBS and ABS will either be extended or that they will be paid in full.
The contractual maturities of the CMBS investment securities available-for-sale range from January 2016 to December 2022.  The contractual maturity date of RMBS investment securities available-for-sale is June 2029. The contractual maturities of the ABS investment securities available-for-sale range from February 2017 to October 2050. The contractual maturities of the corporate bond investment securities available-for-sale range from May 2016 to December 2019.
The following table shows the fair value, gross unrealized losses and number of securities aggregated by investment category and length of time, that individual investment securities available-for-sale have been in a continuous unrealized loss position during the periods specified (in thousands, except number of securities):

	Less than 12 Months			More than 12 Months			Total
	Fair Value	Unrealized Losses	Number of Securities	Fair Value	Unrealized Losses	Number of Securities	Fair Value	Unrealized Losses	Number of Securities
As of December 31, 2015:
CMBS	$79,570	$(849)	31	$13,783	$(942)	15	$93,353	$(1,791)	46
RMBS	1,157	(88)	2	—	—	—	1,157	(88)	2
ABS	2,330	(824)	5	668	(174)	5	2,998	(998)	10
Corporate bonds	65	(18)	1	1,327	(144)	1	1,392	(162)	2
Total temporarily impaired securities	$83,122	$(1,779)	39	$15,778	$(1,260)	21	$98,900	$(3,039)	60

As of December 31, 2014:
CMBS	$35,860	$(555)	22	$25,583	$(2,647)	13	$61,443	$(3,202)	35
ABS	1,000	(278)	8	958	(58)	3	1,958	(336)	11
Corporate bonds	1,447	(18)	1	—	—	—	1,447	(18)	1
Total temporarily impaired securities	$38,307	$(851)	31	$26,541	$(2,705)	16	$64,848	$(3,556)	47
The unrealized losses in the above table are considered to be temporary impairments due to market factors and are not reflective of credit deterioration.

(Back to Index)

(Back to Index)

RESOURCE CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS − (Continued)
DECEMBER 31, 2015

During the years ended December 31, 2015, 2014 and 2013, the Company recognized other-than-temporary impairment losses of $372,000, $0, and $863,000, respectively, on investment securities available-for-sale.

The following table summarizes the Company's sales of investment securities available-for-sale during the period indicated (in thousands, except number of securities):

	Positions Sold	Positions Redeemed	Par Amount Sold/Redeemed	Realized Gain (Loss)
For the Year Ended December 31, 2015:
ABS	24	3	$69,901	$9,197
RMBS	6	—	$28,305	$984
CMBS	1	—	$3,000	$(58)

For the Year Ended December 31, 2014:
ABS	8	1	$14,074	$2,948
Corporate bond	—	2	$1,630	$48
CMBS	5	—	$27,370	$573

(Back to Index)

(Back to Index)

RESOURCE CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS − (Continued)
DECEMBER 31, 2015

NOTE 8 - LOANS
The following is a summary of the Company’s loans (in thousands):

Loan Description	Principal	Unamortized (Discount) Premium (1)	Carrying Value (2)
As of December 31, 2015:
Commercial real estate loans:
Whole loans	$1,640,744	$(9,943)	$1,630,801
B notes	15,934	—	15,934
Mezzanine loans	45,368	4	45,372
Total commercial real estate loans	1,702,046	(9,939)	1,692,107
Bank loans	134,890	(373)	134,517
Middle market loans	380,687	(1,235)	379,452
Residential mortgage loans, held for investment	1,746	—	1,746
Subtotal loans before allowance	2,219,369	(11,547)	2,207,822
Allowance for loan loss	(47,071)	—	(47,071)
Total loans held for investment, net of allowance	2,172,298	(11,547)	2,160,751
Bank loans held for sale	1,475	—	1,475
Residential mortgage loans held for sale, at fair value (3)	94,471	—	94,471
Total loans held for sale	95,946	—	95,946
Total loans, net	$2,268,244	$(11,547)	$2,256,697

As of December 31, 2014:
Commercial real estate loans:
Whole loans	$1,271,121	$(7,529)	$1,263,592
B notes	16,120	(48)	16,072
Mezzanine loans	67,446	(80)	67,366
Total commercial real estate loans	1,354,687	(7,657)	1,347,030
Bank loans	332,058	(1,410)	330,648
Middle market loans	250,859	(746)	250,113
Residential mortgage loans, held for investment	2,802	—	2,802
Subtotal loans before allowance	1,940,406	(9,813)	1,930,593
Allowance for loan loss	(4,613)	—	(4,613)
Total loans held for investment, net of allowance	1,935,793	(9,813)	1,925,980
Bank loans held for sale	282	—	282
Residential mortgage loans held for sale, at fair value (3)	113,393	—	113,393
Total loans held for sale	113,675	—	113,675
Total loans, net	$2,049,468	$(9,813)	$2,039,655

(1)
Amounts include deferred amendment fees of $42,000 and $88,000 and deferred upfront fees of $12,000 and $82,000 being amortized over the life of the bank loans as of December 31, 2015 and 2014, respectively.  Amounts also include unamortized loan origination fees of $9.9 million and $7.6 million as of December 31, 2015 and 2014, respectively.

(2)	Substantially all loans are pledged as collateral under various borrowings at December 31, 2015 and 2014, respectively.

(3)	Amortized cost approximates fair value.

(Back to Index)

(Back to Index)

RESOURCE CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS − (Continued)
DECEMBER 31, 2015

Commercial Real Estate Loans
The following is a summary of the Company’s commercial real estate loans held for investment (in thousands):

Description	Quantity	Amortized Cost	Contracted Interest Rates	Maturity Dates(3)
As of December 31, 2015:
Whole loans, floating rate (1)(4)(5)(6)(7)(10)	87	$1,630,801	LIBOR plus 1.75% to LIBOR plus 15.00%	February 2016 to February 2019
B notes, fixed rate (11)	1	15,934	8.68%	April 2016
Mezzanine loans, fixed rate (9)	2	45,372	9.01%	September 2016
Total (2)	90	$1,692,107

As of December 31, 2014:
Whole loans, floating rate (1) (5) (6)	73	$1,263,592	LIBOR plus 1.75% to LIBOR plus 15.00%	May 2015 to February 2019
B notes, fixed rate	1	16,072	8.68%	April 2016
Mezzanine loans, floating rate	1	12,558	LIBOR plus 15.32%	April 2016
Mezzanine loans, fixed rate(8)	3	54,808	0.50% to 18.71%	January 2016 to September 2021
Total (2)	78	$1,347,030

(1)
Whole loans had $112.6 million and $105.1 million in unfunded loan commitments as of December 31, 2015 and 2014, respectively.  These unfunded commitments are advanced as the borrowers formally request additional funding as permitted under the loan agreement and any necessary approvals have been obtained.

(2)	Totals do not include an allowance for loan loss of $41.8 million and $4.0 million as of December 31, 2015 and 2014, respectively.

(3)	Maturity dates do not include possible extension options that may be available to the borrowers, or maturity dates associated with loans that are fully reserved.

(4)
Includes two whole loans with a combined $51.2 million senior component that entered into modifications in 2015 that resulted in a fixed rate of 0.50% as of December 31, 2015. The two loans were previously identified as TDR's.

(5)
Includes two whole loans with a combined $12.0 million mezzanine component that have fixed rates of 12.0%, and two whole loans with a combined $4.2 million mezzanine component that have fixed rates of 15.0% at December 31, 2015 and 2014, respectively.

(6)	Includes a $799,000 junior mezzanine tranche of a whole loan that has a fixed rate of 10.0% as of December 31, 2015 and 2014.

(7)
Contractual interest rate does not include a whole loan with an amortized cost of $32.5 million that entered into a modification in 2015 which reduced the floating rate spread to 1.00% as of December 31, 2015. The loan was previously identified as a TDR.

(8)
Fixed rate mezzanine loans include a mezzanine loan that was modified into two tranches, which both currently pay interest at 0.50%. In addition, the subordinate tranche accrues interest at LIBOR plus 18.50% which is deferred until maturity.

(9)	Contractual interest rates and maturity dates do not include rates or maturity dates associated with one loan with an amortized cost of $38.1 million that was fully reserved as of June 30, 2015.

(10)	Floating rate whole loans includes a loan with an amortized cost of $13.0 million which extended to February 2017 from February 2016.

(11)	Fixed rate B notes includes a loan with an amortized cost of $15.9 million which paid off in January 2016.

(Back to Index)

(Back to Index)

RESOURCE CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS − (Continued)
DECEMBER 31, 2015

The following is a summary of the contractual maturity of the Company’s commercial real estate loans, at amortized cost (in thousands):

Description	2016	2017	2018 and Thereafter	Total
As of December 31, 2015:
B notes	$15,934	$—	$—	$15,934
Mezzanine loans	13,011	—	32,361	45,372
Whole loans	9,958	140,712	1,480,131	1,630,801
Total (1)	$38,903	$140,712	$1,512,492	$1,692,107

As of December 31, 2014:	2015	2016	2017 and Thereafter	Total
B notes	$—	$16,072	$—	$16,072
Mezzanine loans	5,711	16,736	44,919	67,366
Whole loans	—	27,665	1,235,927	1,263,592
Total (1)	$5,711	$60,473	$1,280,846	$1,347,030

(1)	Contractual maturity of commercial real estate loans assumes full exercise of extension options available to borrowers.

At December 31, 2015, approximately 28.7%, 26.8% and 7.4% of the Company's commercial real estate portfolio was concentrated in California, Texas and Georgia, respectively. At December 31, 2014, approximately 27.4%, 27.3% and 7.3% of the Company's commercial real estate loan portfolio was concentrated in California, Texas and Arizona, respectively.

(Back to Index)

(Back to Index)

RESOURCE CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS − (Continued)
DECEMBER 31, 2015

Bank Loans
The following table provides information as to the lien position and status of the Company's bank loans, at amortized cost (in thousands):

	Apidos I	Apidos III	Apidos Cinco	Total
As of December 31, 2015:
Loans held for investment:
First lien loans	$—	$—	$131,281	$131,281
Second lien loans	—	—	1,692	1,692
Third lien loans	—	—	—	—
Defaulted first lien loans	—	—	1,544	1,544
Defaulted second lien loans	—	—	—	—
Total	—	—	134,517	134,517
First lien loans held for sale at fair value	153	—	1,322	1,475
Total	$153	$—	$135,839	$135,992

As of December 31, 2014:
Loans held for investment:
First lien loans	$153	$80,196	$245,377	$325,726
Second lien loans	—	—	3,572	3,572
Third lien loans	—	—	—	—
Defaulted first lien loans	—	—	—	—
Defaulted second lien loans	—	971	379	1,350
Total	153	81,167	249,328	330,648
First lien loans held for sale at fair value	—	—	282	282
Total	$153	$81,167	$249,610	$330,930
At December 31, 2015, the Company’s bank loan portfolio, including loans held for sale, consisted of $134.7 million (net of allowance of $1.3 million) of floating rate loans, which bear interest ranging between the three month London Interbank Offered Rate (“LIBOR”) plus 1.25% and the three month LIBOR plus 8.00% with maturity dates ranging from January 2016 to August 2021.
At December 31, 2014, the Company’s bank loan portfolio, including loans held for sale, consisted of $330.4 million (net of allowance of $570,000) of floating rate loans, which bear interest ranging between the three month LIBOR plus 1.25%, and the three month LIBOR plus 8.75% with maturity dates ranging from January 2015 to February 2024.
The following is a summary of the weighted average maturity of the Company’s bank loans loans, at amortized cost and loans held-for-sale, at the lower of the cost or market (in thousands):

	December 31,
	2015	2014
One year or less	$3,922	$7,829
Greater than one year and less than five years	128,480	274,332
Five years or greater	3,590	48,769
Total	$135,992	$330,930

(Back to Index)

(Back to Index)

RESOURCE CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS − (Continued)
DECEMBER 31, 2015

At December 31, 2015, approximately 13.5%, 13.0% and 9.6% of the Company's bank loans portfolio was concentrated in the collective industry grouping of automobile, diversified/conglomerate service and retail stores, respectively. At December 31, 2014, approximately 17.5%, 11.7% and 6.7% of the Company’s bank loan portfolio was concentrated in the collective industry grouping of healthcare, education and childcare, diversified/conglomerate service and chemicals, plastics and rubber, respectively.
Middle Market Loans
The following table provides information as to the lien position and status of middle market loans, at carrying value (in thousands):

	December 31,
	2015	2014
First Lien	$248,367	$149,287
Second Lien	127,146	100,826
Total	$375,513	$250,113
At December 31, 2015, the Company’s middle market loan portfolio consisted of $375.5 million (net of allowance of $3.9 million) of floating rate loans, bearing interest of one or three month LIBOR plus a spread ranging from 6.25% and 12.00% with maturity dates from December 2016 through July 2023.
At December 31, 2014, the Company’s middle market loan portfolio consisted of $250.1 million of floating rate loans, bearing interest of one or three month LIBOR plus a spread ranging from 5.50% and 9.25% with maturity dates from December 2016 through November 2022.
The following is a summary of the weighted average maturity of the Company’s middle market loans, at carrying value (in thousands):

	December 31,
	2015	2014
One year or less	$14,960	$—
Greater than one year and less than five years	250,709	132,353
Five years or greater	109,844	117,760
	$375,513	$250,113

At December 31, 2015, approximately 12.8% and 12.4%, respectively, of the Company’s middle market loan portfolio was concentrated in the collective industry groupings of diversified/conglomerate service and healthcare, education and childcare. At December 31, 2014, approximately 13.7% and 13.1%, respectively, of the Company’s middle market loan portfolio was concentrated in the collective industry groupings of personal, food and miscellaneous services and hotels, motels, inns and gaming.

(Back to Index)

(Back to Index)

RESOURCE CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS − (Continued)
DECEMBER 31, 2015

Residential Mortgage Loans
The Company originates and services residential mortgage loans through its indirect wholly-owned subsidiary PCM. PCM is an approved seller/servicer for the Federal National Mortgage Association, the Federal Home Loan Mortgage Corporation, the Government National Mortgage Association and is licensed to originate loans insured by the Federal Housing Administration, the Department of Veterans Affairs and the United States Department of Agriculture and is licensed to transact business in 41 states. In order to maintain its licenses and status as an approved seller/servicer, PCM must meet certain capital requirements. PCM was in compliance with those capital requirements as of December 31, 2015.
Residential mortgage loans held for sale, at fair value, consisted of $29.2 million and $65.3 million of agency-conforming and jumbo mortgage loans (net of allowance of $11,000), respectively, as of December 31, 2015. Residential mortgage loans held for sale, at fair value, consisted of $28.9 million and $82.6 million of agency-conforming and jumbo mortgage loans, respectively, as of December 31, 2014.
During the year ended December 31, 2015, approximately 44.9% of the Company's residential mortgage loans were originated in Georgia, 11.2% in Utah, 9.1% in Virginia, 4.4% in Florida, and 4.1% in Colorado. During the year ended December 31, 2014, approximately 56.0% of the Company's residential mortgage loans were originated in Georgia, 8.0% in Utah, 7.0% in Virginia, 5.0% in Alabama and 4.0% in Tennessee.
Allowance for Loan Losses

The following is a summary of the allocation of the allowance for loan loss with respect to the Company’s loans (in thousands, except percentages) by asset class:

Description	Allowance for Loan Loss	Percentage of Total Allowance
As of December 31, 2015:
B notes	$15	0.03%
Mezzanine loans	38,079	80.90%
Whole loans	3,745	7.96%
Bank loans	1,282	2.72%
Middle market loans	3,939	8.37%
Residential mortgage loans	11	0.02%
Total	$47,071

As of December 31, 2014:
B notes	$55	1.19%
Mezzanine loans	230	4.99%
Whole loans	3,758	81.46%
Bank loans	570	12.36%
Total	$4,613
Principal Paydown Receivables
Principal paydown receivables represent the portion of the Company's loan portfolio for which indication has been provided through its various servicers, trustees, or its asset management group that a payoff or paydown of a loan has been received but for which, as of period end, the Company has not received and applied such cash to the outstanding loan balance. At December 31, 2015, principal paydown receivables totaled $17.9 million, the entirety of which the Company received in cash during January 2016. At December 31, 2014, principal paydown receivables totaled $40.9 million, the entirety of which the Company received in cash during January 2015.

(Back to Index)

(Back to Index)

RESOURCE CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS − (Continued)
DECEMBER 31, 2015

NOTE 9 - INVESTMENTS IN UNCONSOLIDATED SUBSIDIARIES
The following table shows the Company's investments in unconsolidated entities as of 2015 and 2014 and equity in net earnings of unconsolidated subsidiaries for the years ended December 31, 2015, 2014 and 2013 (in thousands):

				Equity in Earnings of Unconsolidated Subsidiaries
		Balance as of		Years Ended December 31,
	Ownership % as of December 31, 2015	December 31, 2015	December 31, 2014	2015	2014	2013
Varde Investment Partners, L.P	—%	$—	$654	$(90)	$(20)	$148
RRE VIP Borrower, LLC (1)	—%	—	—	325	3,473	277
Investment in LCC Preferred Stock	29.0%	42,017	39,416	2,601	(1,555)	(183)
Investment in CVC Global Credit Opportunities Fund (2)	—%	—	18,209	8	2,032	1,177
Investment in Life Care Funding (3)	70.9%	—	—	—	(75)	(470)
Pearlmark Mezz IV L.P. (6)	47.4%	6,465	—	(460)	—	—
Investment in School Lane House (1)	—%	—	—	4	912	—
Subtotal		48,482	58,279	2,388	4,767	949
Investment in RCT I and II (4)	3.0%	1,548	1,548	(2,421)	(2,387)	(2,401)
Investment in Preferred Equity (1) (5)	—%	—	—	—	410	992
Total		$50,030	$59,827	$(33)	$2,790	$(460)

(1)	Investment in School Lane House, Investment in RRE VIP Borrower and the Investments in preferred equity were sold or repaid as of December 31, 2014.

(2)	In December 2015, the Company elected a full redemption of their remaining investment from the fund.

(3)
In January 2013, LTCC invested $2.0 million into LCF for the purpose of originating and acquiring life settlement contracts. In February 2014, the Company invested an additional $1.4 million which resulted in the consolidation of LCF during the first quarter of 2014. Ownership percentage represents ownership following additional investments and consolidation.

(4)	For the years ended December 31, 2015, 2014, and 2013 these amounts are recorded in interest expense on the Company's consolidated statements of operations.

(5)	For the years ended December 31, 2014 and 2013 these amounts are recorded in interest income on loans on the Company's consolidated statements of operations.
(6) The Company has committed up to $50.0 million in Pearlmark Mezzanine Realty Partners IV, L.P. The commitment termination date ends when the original commitment is fully funded, or the fifth anniversary of the final closing date, June 24, 2015.

(Back to Index)

(Back to Index)

RESOURCE CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS − (Continued)
DECEMBER 31, 2015

NOTE 10 - FINANCING RECEIVABLES
The following tables show the allowance for loan and lease losses for the years indicated (in thousands):

	Commercial Real Estate Loans	Bank Loans	Middle Market Loans	Residential Mortgage Loans	Direct Financing Leases	Loans Receivable - Related Party	Total
As of December 31, 2015:
Allowance for Loan and Lease Losses:
Allowance for losses at January 1, 2015	$4,043	$570	$—	$—	$—	$—	$4,613
Provision (recovery) for loan and lease losses	37,735	2,887	8,901	(99)	465	—	49,889
Loans charged-off	—	(2,175)	(4,962)	110	—	—	(7,027)
Recoveries	61	—	—	—	—	—	61
Allowance for losses at December 31, 2015	$41,839	$1,282	$3,939	$11	$465	$—	$47,536
Ending balance:
Individually evaluated for impairment	$40,274	$1,282	$—	$—	$465	$—	$42,021
Collectively evaluated for impairment	$1,565	$—	$3,939	$11	$—	$—	$5,515
Loans acquired with deteriorated credit quality	$—	$—	$—	$—	$—	$—	$—
Loans and Leases:
Ending balance:
Individually evaluated for impairment	$169,707	$1,544	$—	$—	$1,396	$—	$172,647
Collectively evaluated for impairment	$1,522,400	$132,973	$379,452	$1,746	$—	$—	$2,036,571
Loans acquired with deteriorated credit quality	$—	$—	$—	$—	$—	$—	$—

As of December 31, 2014:
Allowance for Loan and Lease Losses:
Allowance for losses at January 1, 2013	$10,416	$3,391	$—	$—	$—	$—	$13,807
Provision (recovery)for loan and lease losses	(3,758)	4,173	92	—	—	1,297	$1,804
Loans charged-off	(2,615)	(6,994)	(92)	—	—	(1,297)	$(10,998)
Allowance for losses at December 31, 2014	$4,043	$570	$—	$—	$—	$—	$4,613
Ending balance:
Individually evaluated for impairment	$—	$570	$—	$—	$—	$—	$570
Collectively evaluated for impairment	$4,043	$—	$—	$—	$—	$—	$4,043
Loans acquired with deteriorated credit quality	$—	$—	$—	$—	$—	$—	$—
Loans and Leases:
Ending balance:
Individually evaluated for impairment	$166,180	$1,350	$250,113	$—	$—	$1,277	$418,920
Collectively evaluated for impairment	$1,180,850	$329,580	$—	$2,802	$—	$—	$1,513,232
Loans acquired with deteriorated credit quality	$—	$—	$—	$—	$—	$—	$—

(Back to Index)

(Back to Index)

RESOURCE CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS − (Continued)
DECEMBER 31, 2015

Credit quality indicators
Bank Loans
Loans are graded at inception and updates to assigned grades are made continually as new information is received. Loans are graded on a scale of 1 to 5 with 1 representing the Company’s highest rating and 5 representing its lowest rating. Bank loans are first individually evaluated for impairment. To the extent no individual impairment is determined, a general reserve is established.
The characteristics of each rating category are as follows:

1.	Loans with a rating of 1 are considered performing within expectations. All interest and principal payments are current, all future payments are anticipated and loss is not probable;

2.
Loans with a rating of a 2 are considered to have limited liquidity concerns and are watched closely. Loans identified in this category show remote signs of liquidity concerns, loss is not probable and therefore no reserve is established;

3.
Loans with a rating of a 3 are considered to have possible future liquidity concerns. Loans identified in this category show some liquidity concerns, but the ability to estimate potential defaults is not quantifiable and therefore no reserve is established;

4.
Loans with a rating of a 4 are considered to have nearer term liquidity concerns. These loans have a reasonable possibility of future default. However, the risk of loss is not assignable to one specific credit. The noted risk of the loans in this category is covered by general reserves; and

5.
Loans with a rating of a 5 have defaulted in payment of principal and interest or default is imminent. It is probable that impairment has occurred on these loans based on their payment status and that impairment is estimable. The noted risk of the loans in this category is covered by specific reserves.

Credit risk profiles of bank loans were as follows (in thousands):

	Rating 1	Rating 2	Rating 3	Rating 4	Rating 5	Held for Sale	Total
As of December 31, 2015:
Bank loans	$113,897	$17,578	$1,498	$—	$1,544	$1,475	$135,992

As of December 31, 2014:
Bank loans	$291,214	$32,660	$5,424	$—	$1,350	$282	$330,930
All of the Company’s bank loans were current with respect to debt service with the exception of one loans with an amortized cost of $1.5 million as of December 31, 2015. As of December 31, 2014, all of the Company's bank loans were current with respect to debt services, with the exception of two loans with an amortized aggregate cost of $1.4 million, one of which defaulted as of March 31, 2014 and the other which defaulted as of September 30, 2014. Both of these loans were sold in 2015.
Middle Market Loans
At inception, all middle market loans are graded at a 2 and updates to assigned grades are made continually as new information is received. Loans are graded on a scale of 1 to 5 with 1 representing the Company’s highest rating and 5 representing its lowest rating. Middle market loans are only evaluated individually for impairment.

The characteristics of each rating category are as follows:

1.	A loan with a rating of a 1 is considered performing above expectations and the likelihood of loss is remote;

2.	A loan with a rating of a 2 is considered performing within expectations and the likelihood of loss is remote;

3.
A loan with a rating of a 3 is considered performing below expectations and requires close monitoring but no loss of interest or principal is expected. Loans receiving this rating may be out of compliance with financial covenants; however, these loans are current with respect to interest and principal;

4.
A loan with a rating of a 4 is considered performing below expectations and some loss of interest or dividend is expected but no loss of principal. In addition to the borrower being generally out of compliance with debt covenants, loan payments may be past due, but generally not more than 180 days past due; and

5.
A loan with a rating of a 5 is considered performing substantially below expectations, in default and some loss of principal is expected. Most or all of the debt covenants are out of compliance and payments are substantially delinquent.

(Back to Index)

(Back to Index)

RESOURCE CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS − (Continued)
DECEMBER 31, 2015

Credit risk profiles of middle market loans were as follows (in thousands):

	Rating 1	Rating 2	Rating 3	Rating 4	Rating 5	Held for Sale	Total
As of December 31, 2015:
Middle market loans	$44,252	$305,578	$29,622	$—	$—	$—	$379,452

As of December 31, 2014:
Middle market loans	$—	$240,245	$9,868	$—	$—	$—	$250,113
All of the Company’s middle market loans were current with respect to debt service as of December 31, 2015 and 2014.
Commercial Real Estate Loans
Loans are graded at inception and updates to assigned grades are made continually as new information is received. Loans are graded on a scale of 1 to 4 with 1 representing the Company’s highest rating and 4 representing its lowest rating. Commercial real estate loans are first individually evaluated for impairment. To the extent no individual impairment is determined, a general reserve is established.

The characteristics of each rating category are as follows:

1.	A loan with a rating of a 1 is considered to have satisfactory performance with no issues noted. All interest and principal payments are current and the probability of loss is remote;

2.
A loan is graded with a rating of a 2 if a surveillance trigger event has occurred, but loss is not probable at this time. Such trigger events could include but are not limited to a trending decrease in occupancy rates or a flattening of lease revenues; and to a lesser extent, ground lease defaults, ground lease expirations that occur in the next six months or the borrower is delinquent on payment of property taxes or insurance.;

3.
A loan with a rating of 3 has experienced an extended decline in operating performance, a significant deviation from its origination plan or the occurrence of one or more surveillance trigger events which create an increased risk for potential default. Loans identified in this category show some liquidity concerns. However, the risk of loss is not specifically assignable to any individual loan. The noted risk of the loans in this category is covered by general reserves;

4.
A loan with a rating of a 4 is considered to be in payment default or default is expected, full recovery of the unpaid principal balance is improbable and loss is considered probable. The noted risk of the loans in this category is covered by specific reserves.

During the second quarter of 2015, the Company recorded an allowance for loan loss on a subordinated mezzanine loan position that was acquired in 2007. The outstanding loan balance of $38.1 million was fully reserved and associated accrued interest of $3.0 million was reversed against interest income, for a total charge to operations of $41.1 million. The loan was originally supported by a portfolio of 13 hotel properties, most of which were luxury brand hotels. An impairment analysis showed that the fair value of the underlying collateral declined from that as of March 31, 2015. Contributing to this decline was a modification of the senior mortgage that accelerated the time horizon for disposing of the remaining properties collateralizing the loan. Compounding this fact, the remaining two luxury brand hotel properties securing the loan are located in or near San Juan, Puerto Rico, and recent economic and credit disruptions in Puerto Rico resulted in events that caused the Company to determine that realizable values had declined rapidly and that the troubled debt restructuring should be fully reserved as of June 30, 2015. This loan remains fully reserved as of December 31, 2015.

(Back to Index)

(Back to Index)

RESOURCE CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS − (Continued)
DECEMBER 31, 2015

Credit risk profiles of commercial real estate loans were as follows (in thousands):

	Rating 1	Rating 2	Rating 3	Rating 4	Held for Sale	Total
As of December 31, 2015:
Whole loans	$1,596,099	$32,500	$—	$2,202	$—	$1,630,801
B notes	15,934	—	—	—	—	15,934
Mezzanine loans	7,300	—	—	38,072	—	45,372
	$1,619,333	$32,500	$—	$40,274	$—	$1,692,107

As of December 31, 2014:
Whole loans	$1,231,092	$32,500	$—	$—	$—	$1,263,592
B notes	16,072	—	—	—	—	16,072
Mezzanine loans	45,432	21,934	—	—	—	67,366
	$1,292,596	$54,434	$—	$—	$—	$1,347,030
All of the Company's commercial real estate loans are current with the exception of one mezzanine loan that was defaulted as of December 31, 2015. All of the Company's commercial real estate loans were current as of December 31, 2014.
Residential Mortgage Loans
Residential mortgage loans are reviewed periodically for collectability in light of historical experience, the nature and amount of the loan portfolio, adverse situations that may affect the borrower's ability to repay, estimated value of any underlying collateral, and prevailing underlying conditions.
Loans Receivable - Related Party
During the year ended December 31, 2014, the Company recorded a provision of $1.3 million before extinguishing the loan and bringing direct financing leases in the amount of $2.1 million on the Company's books in lieu of the loan receivable.
Direct Financing Leases
During the year ended December 31, 2015, the Company recorded a provision against the value of the direct financing leases in the amount of $465,000. As of December 31, 2015, the Company held $931,000 of direct financing leases, net of provisions.

(Back to Index)

(Back to Index)

RESOURCE CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS − (Continued)
DECEMBER 31, 2015

Loan and Lease Portfolios Aging Analysis
The following table shows the loan and lease portfolio aging analysis as of the dates indicated at amortized cost (in thousands):

	30-59 Days	60-89 Days	Greater than 90 Days	Total Past Due	Current (2)	Total Loan and Lease Receivable	Total > 90 Days and Accruing
As of December 31, 2015:
Whole loans	$—	$—	$—	$—	$1,630,801	$1,630,801	$—
B notes	—	—	—	—	15,934	15,934	—
Mezzanine loans	—	38,072	—	38,072	7,300	45,372	—
Bank loans	1,544	—	—	1,544	132,973	134,517	—
Middle market loans	—	—	—	—	379,452	379,452	—
Direct financing leases	12	214	—	226	1,170	1,396	—
Residential mortgage loans (1)	27	41	80	148	96,069	96,217	—
Total loans	$1,583	$38,327	$80	$39,990	$2,263,699	$2,303,689	$—

As of December 31, 2014:
Whole loans	$—	$—	$—	$—	$1,263,592	$1,263,592	$—
B notes	—	—	—	—	16,072	16,072	—
Mezzanine loans	—	—	—	—	67,366	67,366	—
Bank loans	—	—	1,350	1,350	329,580	330,930	—
Middle market loans	—	—	—	—	250,113	250,113	—
Residential mortgage loans (1)	443	82	119	644	113,612	114,256	—
Loans receivable- related party	—	—	—	—	1,277	1,277	—
Total loans	$443	$82	$1,469	$1,994	$2,041,612	$2,043,606	$—

(1)	Contains $94.5 million and $113.4 million of residential mortgage loans held for sale at December 31, 2015 and 2014, respectively.

(2)	Current loans include one impaired whole loan with an amortized cost of $2.2 million, that was fully reserved as of December 31, 2015.

(Back to Index)

(Back to Index)

RESOURCE CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS − (Continued)
DECEMBER 31, 2015

Impaired Loans
The following tables show impaired loans as of the dates indicated (in thousands):

	Recorded Balance	Unpaid Principal Balance	Specific Allowance	Average Investment in Impaired Loans	Interest Income Recognized
As of December 31, 2015:
Loans without a specific valuation allowance:
Whole loans	$129,433	$129,433	$—	$128,591	$3,939
B notes	$—	$—	$—	$—	$—
Mezzanine loans	$—	$—	$—	$—	$—
Bank loans	$—	$—	$—	$—	$—
Middle market loans	$—	$—	$—	$—	$—
Residential mortgage loans	$—	$—	$—	$—	$—
Loans receivable - related party	$—	$—	$—	$—	$—
Loans with a specific valuation allowance:
Whole loans	$2,202	$2,202	$(2,202)	$2,202	$63
B notes	$—	$—	$—	$—	$—
Mezzanine loans	$38,072	$38,072	$(38,072)	$38,072	$(2,879)
Bank loans	$1,544	$1,551	$(1,282)	$1,544	$—
Middle market loans	$—	$—	$—	$—	$—
Residential mortgage loans	$—	$—	$—	$—	$—
Loans receivable - related party	$—	$—	$—	$—	$—
Total:
Whole loans	$131,635	$131,635	$(2,202)	$130,793	$4,002
B notes	—	—	—	—	—
Mezzanine loans	38,072	38,072	(38,072)	38,072	(2,879)
Bank loans	1,544	1,551	(1,282)	1,544	—
Middle market loans	—	—	—	—	—
Residential mortgage loans	—	—	—	—	—
Loans receivable - related party	—	—	—	—	—
	$171,251	$171,258	$(41,556)	$170,409	$1,123
As of December 31, 2014:
Loans without a specific valuation allowance:
Whole loans	$128,108	$128,108	$—	$130,445	$4,620
B notes	$—	$—	$—	$—	$—
Mezzanine loans	$38,072	$38,072	$—	$38,072	$1,269
Bank loans	$—	$—	$—	$—	$—
Middle market loans	$—	$—	$—	$—	$—
Residential mortgage loans	$2,082	$2,082	$—	$2,082	$148
Loans receivable - related party	$—	$—	$—	$—	$—
Loans with a specific valuation allowance:
Whole loans	$—	$—	$—	$—	$—
B notes	$—	$—	$—	$—	$—
Mezzanine loans	$—	$—	$—	$—	$—
Bank loans	$1,350	$1,350	$(570)	$—	$—
Middle market loans	$—	$—	$—	$—	$—
Residential mortgage loans	$—	$—	$—	$—	$—
Loans receivable - related party	$—	$—	$—	$—	$—
Total:
Whole loans	$128,108	$128,108	$—	$130,445	$4,620
B notes	—	—	—	—	—
Mezzanine loans	38,072	38,072	—	38,072	1,269
Bank loans	1,350	1,350	(570)	—	—
Middle market loans	—	—	—	—	—
Residential mortgage loans	2,082	2,082	—	2,082	148
Loans receivable - related party	—	—	—	—	—
	$169,612	$169,612	$(570)	$170,599	$6,037

(Back to Index)

(Back to Index)

RESOURCE CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS − (Continued)
DECEMBER 31, 2015

Troubled- Debt Restructurings
The following tables show troubled-debt restructurings in the Company's loan portfolio (in thousands):

	Number of Loans	Pre-Modification Outstanding Recorded Balance	Post-Modification Outstanding Recorded Balance
Year Ended December 31, 2015:
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
As of December 31, 2015, one commercial real estate loan troubled-debt restructuring has subsequently defaulted. As of December 31, 2014, no commercial real estate loan troubled-debt restructurings had subsequently defaulted.
NOTE 11 - BUSINESS COMBINATIONS
On February 26, 2014, the Company made an additional capital contribution to LCF which gave the Company majority ownership at 50.2%. As a result, the Company began consolidating the LCF joint venture. The joint venture was established for the purpose of originating and acquiring life settlement contracts through a financing facility. On April 30, 2015, the Company committed to another capital contribution in the amount of $750,000, increasing its ownership of LCF to 60.7%. The first installment of $375,000 was funded on April 30, 2015 and the second installment of $375,000 was funded on July 30, 2015. On December 15, 2015, the Company committed to an additional capital contribution in the amount of $1,250,000, increasing its ownership of LCF to 70.9%. The first installment of $750,000 was funded on January 5, 2016 and the second installment of $500,000 will be funded no later than July 1, 2016.
The Company engaged a third party expert to assist in determining the fair values of the assets acquired and liabilities assumed on this investment. Based on the final valuation, which determined an enterprise value of LCF of approximately $4.1 million, and in accordance with guidance on business combinations, the Company confirmed that no further adjustments are necessary.

(Back to Index)

(Back to Index)

RESOURCE CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS − (Continued)
DECEMBER 31, 2015

NOTE 12 - INTANGIBLE ASSETS
The following table summarizes the activity of intangible assets for the year ended December 31, 2015 (in thousands):

	Management Contracts	Wholesale/Correspondent Relationships	Mortgage Servicing Rights	Total
Balance, January 1, 2015	$9,434	$302	$8,874	$18,610
Additions	—	—	16,552	16,552
Sales	—	—	—	—
Amortization	(4,118)	(212)	(4,504)	(8,834)
Total before impairment adjustment	5,316	90	20,922	26,328
Temporary impairment adjustment	—	—	(100)	(100)
Balance, December 31, 2015	$5,316	$90	$20,822	$26,228
Management Contracts and Wholesale/Correspondent Relationships
For the years ended December 31, 2015, 2014, and 2013, the Company recognized $3.9 million, $5.1 million, and $5.3 million, respectively, of fee income on management contracts.
For the years ended December 31, 2015, 2014, and 2013, the Company recorded amortization expense of $4.3 million, $2.1 million, and $2.0 million in relation to the Company's management contracts and wholesale/correspondent relationships. In January 2016 a RCAM-managed CLO was called and $2.4 million of impairment, on a pre-tax basis, was recorded in depreciation and amortization on the Company's consolidated statements of operations on the related management contract, as of December 31, 2015. The Company expects to record amortization expense on its management contracts and wholesale/correspondent relationships of approximately $1.5 million for the year ending December 31, 2016, $1.3 million for the year ending December 31, 2017, $1.2 million for the year ending December 31, 2018, $514,000 for the year ending December 31, 2019, and $515,000 for the year ending December 31, 2020.  The weighted average amortization period was 5.8 years and 6.6 years at December 31, 2015 and 2014, respectively.
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
     The total servicing portfolio consists of loans associated with capitalized mortgage servicing rights (“MSRs”) and loans held for sale.  In accordance with guidance on servicing assets and liabilities, the Company utilizes the amortization method for the subsequent measurement of its MSRs. The total servicing portfolio was $2.0 billion and $894.8 million as of December 31, 2015 and December 31, 2014, respectively.  MSRs recorded in the Company's consolidated balance sheets are related to the capitalized servicing portfolio and are created through the sale of originated loans.
For the years ended December 31, 2015, 2014, and 2013, the Company recorded amortization expense of $4.5 million, $1.6 million, and $254,000, respectively, of amortization expense related to mortgage servicing rights. The Company expects to recognize amortization related to its mortgage servicing rights portfolio in the amount of $4.6 million for the year ending December 31, 2016, $4.4 million for the year ending December 31, 2017, $4.3 million for the year ending December 31, 2018, $3.8 million for the year ending December 31, 2019, and $2.5 million for the year ending December 31, 2020. The weighted average amortization period was 1.2 years and 1.4 years at December 31, 2015 and December 31, 2014, respectively.

(Back to Index)

(Back to Index)

RESOURCE CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS − (Continued)
DECEMBER 31, 2015

The activity in the loan servicing portfolio associated with capitalized servicing rights consisted of (in thousands):

	December 31, 2015	December 31, 2014
Balance, beginning of period	$894,767	$433,153
Additions	1,236,145	519,915
Payoffs, sales and curtailments	(132,639)	(58,301)
Balance, end of period	$1,998,273	$894,767

The value of MSRs is driven by the net positive, or in some cases net negative, cash flows associated with servicing activities.  These cash flows include contractually specified servicing fees, late fees and other ancillary servicing revenue and were recorded within fee income as follows (in thousands):

	Years Ended
	December 31,
	2015	2014	2013
Servicing fees from capitalized portfolio	$3,773	$1,649	$178
Late Fees	$106	$81	$7
Other ancillary servicing revenue	$11	$6	$1
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

	Principal Outstanding	Unamortized Issuance Costs and Discounts	Outstanding Borrowings	Weighted Average Borrowing Rate	Weighted Average Remaining Maturity	Value of Collateral
As of December 31, 2015:
RREF CDO 2006-1 Senior Notes	$52,772	$—	$52,772	2.60%	30.6 years	$94,379
RREF CDO 2007-1 Senior Notes	91,752	—	91,752	1.65%	30.8 years	210,904
RCC CRE Notes 2013 Senior Notes	58,465	664	57,801	3.21%	13.0 years	104,439
RCC 2014-CRE2 Senior Notes	198,594	2,991	195,603	1.68%	16.3 years	313,663
RCC 2015-CRE3 Senior Notes	282,127	3,466	278,661	2.25%	16.2 years	341,099
RCC 2015-CRE4 Senior Notes	223,735	3,160	220,575	2.06%	16.6 years	308,042
Apidos Cinco CDO Senior Notes	135,417	—	135,417	1.25%	4.4 years	154,584
Unsecured Junior Subordinated Debentures (1)	51,548	135	51,413	4.40%	20.8 years	—
6.0% Convertible Senior Notes	115,000	4,917	110,083	6.00%	2.9 years	—
8.0% Convertible Senior Notes	100,000	4,599	95,401	8.00%	4.0 years	—
CRE - Term Repurchase Facilities (2)	225,346	2,418	222,928	2.64%	17 days	321,267
CMBS - Term Repurchase Facility (3)	25,658	2	25,656	1.57%	18 days	31,650
Trust Certificates - Term Repurchase Facility (4)	26,659	415	26,244	5.85%	2.9 years	89,181
Residential Investments - Term Repurchase Facility (5)	782	—	782	2.75%	264 days	835
Residential Mortgage Financing Agreements	85,819	—	85,819	3.10%	257 days	120,952
CMBS - Short Term Repurchase Agreements (6)	57,407	—	57,407	2.06%	18 days	79,347
Senior Secured Revolving Credit Agreement	190,000	3,026	186,974	3.09%	3.2 years	376,306
Total	$1,921,081	$25,793	$1,895,288	2.89%	10.4 years	$2,546,648

(Back to Index)

(Back to Index)

RESOURCE CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS − (Continued)
DECEMBER 31, 2015

	Principal Outstanding	Unamortized Issuance Costs and Discounts	Outstanding Borrowings	Weighted Average Borrowing Rate	Weighted Average Remaining Maturity	Value of Collateral
As of December 31, 2014:
RREF CDO 2006-1 Senior Notes	$61,423	$—	$61,423	2.12%	31.6 years	$139,242
RREF CDO 2007-1 Senior Notes	130,340	133	130,207	1.19%	31.8 years	271,423
RCC CRE Notes 2013 Senior Notes	226,840	2,683	224,157	2.11%	14.0 years	249,983
RCC 2014-CRE2 Senior Notes	235,344	3,687	231,657	1.45%	17.3 years	346,585
Apidos CDO III Senior Notes	74,646	—	74,646	1.18%	5.7 years	85,553
Apidos Cinco CDO Senior Notes	255,664	201	255,463	0.81%	5.4 years	272,512
Moselle CLO S.A. Senior Notes, at fair value (7)	63,321	—	63,321	1.49%	5.0 years	93,576
Moselle CLO S.A. Securitized Borrowings, at fair value (8)	5,619	—	5,619	1.49%	5.0 years	—
Unsecured Junior Subordinated Debentures (1)	51,548	343	51,205	4.19%	21.8 years	—
6.0% Convertible Senior Notes	115,000	6,626	108,374	6.00%	3.9 years	—
CRE - Term Repurchase Facilities (2)	207,640	1,958	205,682	2.43%	20 days	297,571
CMBS - Term Repurchase Facility (3)	24,967	—	24,967	1.35%	20 days	30,180
Residential Investments - Term Repurchase Facility (5)	22,248	36	22,212	1.16%	1 day	27,885
Residential Mortgage Financing Agreements	102,576	—	102,576	2.78%	207 days	147,472
CMBS - Short Term Repurchase Agreements (6)	44,225	—	44,225	1.63%	17 days	62,446
Senior Secured Revolving Credit Agreement	113,500	2,363	111,137	2.66%	3.7 years	262,687
Total	$1,734,901	$18,030	$1,716,871	2.09%	10.0 years	$2,287,115

(1)	Amount represents junior subordinated debentures issued to RCT I and RCT II in May 2006 and September 2006, respectively.

(2)	Amounts also include accrued interest expense of $315,000 and $198,000 related to CRE repurchase facilities as of December 31, 2015 and 2014, respectively.

(3)
Amounts also include accrued interest expense of $18,000 and $12,000 related to CMBS repurchase facilities as of December 31, 2015 and 2014, respectively. Amounts do not reflect CMBS repurchase agreement borrowings that are components of linked transactions as of December 31, 2014.

(4)	Amount also includes accrued interest expense of $61,000 related to trust certificate repurchase facilities as of December 31, 2015.

(5)	Amounts also include accrued interest expense of $30,000 and $20,000 related to residential investment repurchase facilities as of December 31, 2015 and 2014, respectively.

(6)	Amounts also include accrued interest expense of $40,000 and $31,000 related to CMBS short term repurchase facilities as of December 31, 2015 and 2014, respectively.

(7)
The fair value option was elected for the borrowings associated with Moselle CLO. As such, the outstanding borrowings and principal outstanding amounts are stated at fair value. The unpaid principal amounts of these borrowings were $63.3 million at December 31, 2014.

(8)	The securitized borrowings were collateralized by the same assets as the Moselle CLO Senior Notes.
Securitizations
The following table sets forth certain information with respect to the Company's securitizations:

Securitization	Closing Date	Maturity Date	Reinvestment Period End	Total Note Paydowns as of December 31, 2015
				(in millions)
RREF CDO 2006-1 Senior Notes	August 2006	August 2046	September 2011	$180.5
RREF CDO 2007-1 Senior Notes	June 2007	September 2046	June 2012	$252.0
RCC CRE Notes 2013 Senior Notes	December 2013	December 2028	N/A	$202.4
RCC 2014-CRE2 Senior Notes	July 2014	April 2032	N/A	$36.8
RCC 2015-CRE3 Senior Notes	February 2015	March 2032	N/A	$—
RCC 2015-CRE4 Senior Notes	August 2015	August 2032	N/A	$—
Apidos Cinco CDO Senior Notes	May 2007	May 2020	May 2014	$186.6

(Back to Index)

(Back to Index)

RESOURCE CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS − (Continued)
DECEMBER 31, 2015

In June 2015, the Company called Apidos CDO III, substantially liquidating the securitization's assets. Proceeds from the sale of these assets, plus proceeds from previous sales and paydowns in the CDO, were used to pay down the securitization's $262.5 million of Senior Notes in full.
In December 2014, Moselle CLO S.A. was called and liquidated, and as a result, all of the assets were sold.
The investments held by the Company's securitizations collateralize the securitization's borrowings and, as a result, are not available to the Company, its creditors, or stockholders. All senior notes retained at closing or subsequently repurchased by the Company as of December 31, 2015 eliminate in consolidation.
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
At closing, the senior notes issued to investors by RREF CDO 2006-1 consisted of the following classes: (i) $129.4 million of Class A-1 notes bearing interest at one-month LIBOR plus 0.32%; (ii) $17.4 million of Class A-2 notes bearing interest at one-month LIBOR plus 0.35%; (iii) $5.0 million of Class A-2 notes bearing interest at a fixed rate of 5.842%; (iv) $6.9 million of Class B notes bearing interest at one-month LIBOR plus 0.40%; (v) $20.7 million of Class C notes bearing interest at one-month LIBOR plus 0.62%; (vi) $15.5 million of Class D notes bearing interest at one-month LIBOR plus 0.80%; (vii) $20.7 million of Class E notes bearing interest at one-month LIBOR plus 1.30%; (viii) $19.8 million of Class F notes bearing interest at one-month LIBOR plus 1.60%; (ix) $17.3 million of Class G notes bearing interest at one-month LIBOR plus 1.90%; (x) $12.9 million of Class H notes bearing interest at one-month LIBOR plus 3.75%; (xi) $14.7 million of Class J notes bearing interest at a fixed rate of 6.00%; and (xii) $28.4 million of Class K notes bearing interest at a fixed rate of 6.00%.  All of the notes issued mature in August 2046, although the Company has the right to call the notes anytime after August 2016 until maturity.
During the years ended December 31, 2015, 2014, and 2013, the Company did not repurchase any notes.
During the the year ended December 31, 2015 the Company reissued $6.3 million of Class F notes at a weighted average price of 96.02% to par which resulted in a $249,000 loss on the reissuance of debt in the consolidated statements of operations.
During the the year ended December 31, 2014 the Company reissued $6.7 million of Class A-1 notes at a price of 98.94% to par, and $12.0 million of Class A-2 notes at a price of 95.56% to par, which resulted in a $604,000 loss on the reissuance of debt in the consolidated statements of operations.
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

(Back to Index)

(Back to Index)

RESOURCE CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS − (Continued)
DECEMBER 31, 2015

At closing, the senior notes issued to investors by RREF CDO 2007-1 consisted of the following classes: (i) $180.0 million of Class A-1 notes bearing interest at one-month LIBOR plus 0.28%; (ii) $50.0 million of unissued Class A-1R notes, which allowed the CDO to fund future funding obligations under the existing whole loan participations that had future funding commitments; the undrawn balance of the Class A-1R notes accrued a commitment fee at a rate per annum equal to 0.18%, the drawn balance bore interest at one-month LIBOR plus 0.32%; (iii) $57.5 million of Class A-2 notes bearing interest at one-month LIBOR plus 0.46%; (iv) $22.5 million of Class B notes bearing interest at one-month LIBOR plus 0.80%; (v) $7.0 million of Class C notes bearing interest at a fixed rate of 6.423%; (vi) $26.8 million of Class D notes bearing interest at one-month LIBOR plus 0.95%; (vii) $11.9 million of Class E notes bearing interest at one-month LIBOR plus 1.15%; (viii) $11.9 million of Class F notes bearing interest at one-month LIBOR plus 1.30%; (ix) $11.3 million of Class G notes bearing interest at one-month LIBOR plus 1.55%; (x) $11.3 million of Class H notes bearing interest at one-month LIBOR plus 2.30%; (xi) $11.3 million of Class J notes bearing interest at one-month LIBOR plus 2.95%; (xii) $10.0 million of Class K notes bearing interest at one-month LIBOR plus 3.25%; (xiii) $18.8 million of Class L notes bearing interest at a fixed rate of 7.50%; and (xiv) $28.8 million of Class M notes bearing interest at a fixed rate of 8.50%.  The Company has the right to call the notes anytime after July 2017 until maturity.
During the years ended December 31, 2015, 2014, and 2013, the Company did not repurchase any notes.

During the year ended December 31, 2015, the Company reissued $11.8 million of Class D notes at a weighted average price of 90.18% to par, which resulted in a $1.2 million loss on the reissuance of debt in the consolidated statements of operations.
During the the year ended December 31, 2014 the Company reissued $25.0 million of Class A-1 notes at a price of 92.53% to par, and $15.0 million of Class D notes at a weighted average price of 86.85% to par, which resulted in a $3.8 million loss on the reissuance of debt in the consolidated statements of operations.
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
RCC 2014-CRE2
In July 2014, the Company closed RCC 2014-CRE2, a $353.9 million CRE securitization transaction that provided financing for transitional commercial real estate loans.  RCC 2014-CRE2 issued a total of $253.3 million of senior notes at par to unrelated investors.  RCC Real Estate purchased 100% of the Class C senior notes (rated B2:Moody's) for $17.7 million.  In addition, Resource Real Estate Funding 2014-CRE2 Investor, LLC, a subsidiary of RCC Real Estate, purchased a $100.9 million equity interest representing 100% of the outstanding preference shares.  The senior notes purchased by RCC Real Estate are subordinated in right of payment to all other senior notes issued by RCC 2014-CRE2, but are senior in right of payment to the preference shares.  The equity interest is subordinated in right of payment to all other securities issued by RCC 2014-CRE2.
At closing, the senior notes issued to investors by RCC 2014-CRE2 consisted of the following classes: (i) $196.4 million of Class A notes bearing interest at one-month LIBOR plus 1.05%; (ii) $38.9 million of Class B notes bearing interest at one-month LIBOR plus 2.50%; and (iii) $17.7 million of Class C notes bearing interest at one-month LIBOR plus 4.25%. All of the notes issued mature in April 2032, although the Company has the right to call the notes anytime after July 2016 until maturity.

(Back to Index)

(Back to Index)

RESOURCE CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS − (Continued)
DECEMBER 31, 2015

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
Apidos CDO III
In May 2006, the Company closed Apidos CDO III, a $285.5 million CDO transaction that provided financing for bank loans.  Apidos CDO III issued a total of $262.5 million of senior notes at par to investors and RCC Commercial purchased a $23.0 million equity interest representing 100% of the outstanding preference shares.  The equity interest is subordinated in right of payment to all other securities issued by Apidos CDO III.
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
In June 2015, the Company called Apidos CDO III, substantially liquidating the securitization's assets. Proceeds from the sale of these assets, plus proceeds from previous sales and paydowns in the CDO, were used to pay down the securitization's remaining senior notes.

(Back to Index)

(Back to Index)

RESOURCE CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS − (Continued)
DECEMBER 31, 2015

Apidos Cinco CDO
In May 2007, the Company closed Apidos Cinco CDO, a $350.0 million CDO transaction that provided financing for bank loans.  Apidos Cinco CDO issued a total of $322.0 million of senior notes at par to investors and RCC Commercial II purchased a $28.0 million equity interest representing 100% of the outstanding preference shares.  The equity interest is subordinated in right of payment to all other securities issued by Apidos Cinco CDO.
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
The balances of the senior notes issued to investors when the Company acquired a controlling financial interest in February 2014 were as follows: (i) €24.9 million of Class A-1E notes bearing interest at LIBOR plus 0.25%; (ii) $24.9 million of Class A-1L notes bearing interest at LIBOR plus 0.25%; (iii) €10.3 million of Class A-1LE notes bearing interest at LIBOR plus 0.31%; (iv) $10.3 million of Class A-1LE notes bearing interest at LIBOR plus 0.31%; (v) €13.8 million of Class A-2E notes bearing interest at LIBOR plus 0.40%; (vi) $13.8 million of Class A-2L notes bearing interest at LIBOR plus 0.40%; (vii) €6.8 million of Class A-3E notes bearing interest at LIBOR plus 0.70%; (viii) $6.8 million of Class A-3L notes bearing interest at LIBOR plus 0.75%; (ix) €16 million of Class B-1E notes bearing interest at LIBOR plus 1.80%; and (x) $16.0 million of Class B-1L notes bearing interest at LIBOR plus 1.85%.
The Company had the right to call the notes anytime after January 6, 2010 until maturity and in November 2014, the Company exercised this right and substantially liquidated the securitization's assets. Proceeds from the sale of these assets were used to pay down the senior notes and securities borrowings in full as of December 31, 2015.
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
The debt issuance costs associated with the junior subordinated debentures for RCT I and RCT II at December 31, 2015 were $54,000 and $80,000, respectively. The debt issuance costs associated with the junior subordinated debentures for RCT I and RCT II at December 31, 2014 were $160,000 and $183,000, respectively. The rates for RCT I and RCT II, at December 31, 2015, were 4.55% and 4.25%, respectively.  The rates for RCT I and RCT II, at December 31, 2014, were 4.21% and 4.18%, respectively.
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
DECEMBER 31, 2015

respectively.  The Company records its investments in RCT I and RCT II’s common securities of $774,000 each as investments in unconsolidated entities and records dividend income upon declaration by RCT I and RCT II.
6.0% Convertible Senior Notes
On October 21, 2013, the Company issued and sold in a public offering $115.0 million aggregate principal amount of its 6.0% Convertible Senior Notes due 2018, ("6.0% Convertible Senior Notes"). After deducting the underwriting discount and the estimated offering costs, the Company received approximately $111.1 million of net proceeds. The discount of $4.9 million on the 6.0% Convertible Senior Notes reflects the difference between the stated value of the debt and the fair value of the notes as if they were issued without a conversion feature and at a higher rate of interest that the Company estimated would have been applicable without the conversion feature.  The discount will be amortized on a straight-line basis as additional interest expense through maturity on December 1, 2018. Interest on the 6.0% Convertible Senior Notes is paid semi-annually. Prior to December 1, 2018, the 6.0% Convertible Senior Notes are not redeemable at the Company's option, except to preserve the Company's status as a REIT. On or after December 1, 2018, the Company may redeem all or a portion of the 6.0% Convertible Senior Notes at a redemption price equal to the principal amount plus accrued and unpaid interest. Holders of 6.0% Convertible Senior Notes may require the Company to repurchase all or a portion of the 6.0% Convertible Senior Notes at a purchase price equal to the principal amount plus accrued and unpaid interest on December 1, 2018, or upon the occurrence of certain defined fundamental changes. The 6.0% Convertible Senior Notes had an original conversion rate of 150.1502 common shares per $1,000 principal amount of 6.0% Convertible Senior Notes (equivalent to an initial conversion price of $6.66 per common share). Upon conversion of 6.0% Convertible Senior Notes by a holder, the holder will receive cash, the Company's common shares or a combination of cash and common shares, at the Company's election. In connection with the Company's one-for-four reverse stock split, the 6.0% Convertible Senior Notes automatically adjusted from 150.1502 common shares per $1,000 principal amount of such notes to 37.5376 common shares per $1,000 principal amount of such notes. The conversion price was adjusted from $6.66 to $26.64 as a result of the stock split.
8.0% Convertible Senior Notes
In January 2015, the Company issued and sold in a public offering $100.0 million aggregate principal amount of its 8.0% Convertible Senior Notes due 2020, ("8.0% Convertible Senior Notes"). After deducting a $1.0 million underwriting discount and deferred debt issuance costs totaling $2.1 million, the Company received approximately $97.0 million of net proceeds. In addition, the Company recorded a discount of $2.5 million (the offset of which was recorded in additional paid-in capital) on the 8.0% Convertible Senior Notes that reflects the difference between the stated value of the debt and the fair value of the notes as if they were issued without a conversion feature.  The aforementioned market discounts and the deferred debt issuance costs will be amortized on a straight-line basis as additional interest expense through maturity on January 15, 2020. Interest on the 8.0% Convertible Senior Notes is paid semi-annually. Prior to January 15, 2020, the 8.0% Convertible Senior Notes are not redeemable at the Company's option, except to preserve the Company's status as a REIT. On or after January 15, 2020, the Company may redeem all or a portion of the 8.0% Convertible Senior Notes at a redemption price equal to the principal amount plus accrued and unpaid interest. Holders of 8.0% Convertible Senior Notes may require the Company to repurchase all or a portion of the 8.0% Convertible Senior Notes at a purchase price equal to the principal amount plus accrued and unpaid interest on January 15, 2020, or upon the occurrence of certain defined fundamental changes. The 8.0% Convertible Senior Notes had an original conversion rate of 187.4414 common shares per $1,000 principal amount of 8.0% Convertible Senior Notes (equivalent to an initial conversion price of $5.34 per common share). Upon conversion of 8.0% Convertible Senior Notes by a holder, the holder will receive cash, the Company's common shares or a combination of cash and common shares, at the Company's election. In connection with the Company's one-for-four reverse stock split, the 8.0% Convertible Senior Notes automatically adjusted from 187.4414 common shares per $1,000 principal amount of such notes to 46.86035 shares of common stock per $1,000 principal amount of such notes. The conversion price was adjusted from $5.34 to $21.36 as a result of the stock split.

(Back to Index)

(Back to Index)

RESOURCE CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS − (Continued)
DECEMBER 31, 2015

Repurchase and Credit Facilities
Borrowings under the repurchase agreements were guaranteed by the Company or one of its subsidiaries. The following table sets forth certain information with respect to the Company's borrowings at December 31, 2015 and 2014 (dollars in thousands):

	As of December 31, 2015				As of December 31, 2014
	Outstanding Borrowings	Value of Collateral	Number of Positions as Collateral	Weighted Average Interest Rate	Outstanding Borrowings	Value of Collateral	Number of Positions as Collateral	Weighted Average Interest Rate
CMBS Term Repurchase Facility
Wells Fargo Bank (1)	$25,656	$31,650	21	1.57%	$24,967	$30,180	33	1.35%

CRE Term Repurchase Facilities
Wells Fargo Bank (2)	123,937	179,169	9	2.39%	179,762	258,223	15	2.38%
Deutsche Bank AG (3)	—	—	—	—%	25,920	39,348	2	2.78%
Morgan Stanley Bank (4)	98,991	142,098	7	2.96%	—	—	—	—%

Trust Certificates Term Repurchase Facility
RSO Repo SPE Trust 2015 (5)	26,244	89,181	1	5.85%	—	—	—	—%

Short-Term Repurchase Agreements - CMBS
Wells Fargo Securities, LLC	13,548	19,829	3	1.93%	10,442	17,695	1	1.66%
Deutsche Bank Securities, LLC	43,859	59,518	17	2.10%	33,783	44,751	8	1.62%

Residential Investments Term Repurchase Facility
Wells Fargo Bank (6)	782	835	1	2.75%	22,212	27,885	6	1.16%

Residential Mortgage Financing Agreements
New Century Bank	43,789	61,111	199	3.17%	41,387	51,961	158	2.82%
Wells Fargo Bank	42,030	59,841	166	3.03%	61,189	95,511	104	2.75%
Totals	$418,836	$643,232			$399,662	$565,554

(1)	The Wells Fargo Bank CMBS term repurchase facility includes $2,000 and $0, of deferred debt issuance costs as of December 31, 2015 and 2014, respectively.

(2)	The Wells Fargo Bank CRE term repurchase facility includes $675,000 and $1.7 million of deferred debt issuance costs as of December 31, 2015 and 2014, respectively.

(3)	The Deutsche Bank CRE term repurchase facility includes $0 and $268,000 of deferred debt issuance costs as of December 31, 2015 and 2014, respectively.

(4)	The Morgan Stanley Bank CRE term repurchase facility includes $1.7 million and $0 of deferred debt issuance costs as of December 31, 2015 and 2014, respectively.

(5)	The RSO Repo SPE Trust 2015 term repurchase facility includes $415,000 and $0 of deferred debt issuance costs as of December 31, 2015 and 2014, respectively.

(6)	The Wells Fargo Bank residential investments term repurchase facility includes $0 and $36,000 of deferred debt issuance costs as of December 31, 2015 and 2014, respectively.

As the result of an accounting standards update adopted on January 1, 2015 (see Note 2), the Company unlinked its previously linked transactions and disclosed affected asset, liability, income and expense balances at their gross values in its consolidated financial statements. Accordingly, the Company had no repurchase agreements being accounted for as linked transactions as of December 31, 2015.

(Back to Index)

(Back to Index)

RESOURCE CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS − (Continued)
DECEMBER 31, 2015

The assets in the following table were accounted for as linked transactions. These linked repurchase agreements are not included in borrowings on the Company's consolidated balance sheets at that date (see Note 22).

	As of December 31, 2014
	Borrowings Under Linked Transactions (1)	Value of Collateral Under Linked Transactions	Number of Positions as Collateral Under Linked Transactions	Weighted Average Interest Rate of Linked Transactions
CMBS Term Repurchase Facility
Wells Fargo Bank	$4,941	$6,371	7	1.67%

Short-Term Repurchase Agreements - CMBS
Wells Fargo Securities, LLC	4,108	6,233	2	1.37%
Deutsche Bank Securities, LLC	24,348	36,001	10	1.57%

Totals	$33,397	$48,605

The following table shows information about the amount at risk under the repurchase facilities (dollars in thousands):

	Amount at Risk (1)	Weighted Average Maturity in Days	Weighted Average Interest Rate
As of December 31, 2015:
CMBS Term Repurchase Facility
Wells Fargo Bank, National Association	$6,053	18 days	1.57%

Residential Investments Term Repurchase Facility
Wells Fargo Bank, National Association	$54	264 days	2.75%

CRE Term Repurchase Facilities
Wells Fargo Bank, National Association	$54,674	18 days	2.39%
Morgan Stanley Bank, National Association	$41,248	15 days	2.96%

Trust Certificates Term Repurchase Facility
RSO Repo SPE Trust 2015	$62,575	2.9 years	5.85%

Short-Term Repurchase Agreements - CMBS
Wells Fargo Securities, LLC	$6,288	11 days	1.93%
Deutsche Bank Securities, LLC	$16,330	20 days	2.05%

Residential Mortgage Financing Agreements
New Century Bank	$17,322	124 days	3.17%
Wells Fargo Bank, National Association	$17,811	134 days	3.03%

(Back to Index)

(Back to Index)

RESOURCE CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS − (Continued)
DECEMBER 31, 2015

As of December 31, 2014:
CMBS Term Repurchase Facility
Wells Fargo Bank, National Association	$6,486	20 days	1.35%

Residential Investments Term Repurchase Facility
Wells Fargo Bank, National Association	$5,017	1 day	1.16%

CRE Term Repurchase Facilities
Wells Fargo Bank, National Association	$76,148	20 days	2.38%
Deutsche Bank AG	$13,017	19 days	2.78%

Short-Term Repurchase Agreements - CMBS
Wells Fargo Securities, LLC	$2,127	9 days	1.66%
Deutsche Bank Securities, LLC	$11,810	20 days	1.62%

Residential Mortgage Financing Agreements
New Century Bank	$853	242 days	2.82%
Wells Fargo Bank, National Association	$6,902	183 days	2.75%

(1)	Equal to the estimated fair value of securities or loans sold, plus accrued interest income, minus the sum of repurchase agreement liabilities plus accrued interest expense.
Residential Investments – Term Repurchase Facility
In June 2014, the Company's wholly-owned subsidiaries, RCC Resi Portfolio, RCC Resi TRS, and RCC Resi Depositor (the “Sellers”) entered into a master repurchase and securities contract (the “2014 Facility”) with Wells Fargo Bank, NA ("Wells Fargo").  Under the 2014 Facility, from time to time, the parties may enter into transactions in which the Sellers and Wells Fargo agree to transfer from the Sellers to Wells Fargo all of their right, title and interest to certain residential mortgage backed securities and other assets against the transfer of funds by Wells Fargo to the Sellers, with a simultaneous agreement by Wells Fargo to transfer back to the Sellers such assets at a date certain or on demand, against the transfer of funds from the Sellers to Wells Fargo. The original maximum amount of the 2014 Facility was $285.0 million which had an original one year term with a one year extension option, and a maximum interest rate of 1.45% and 3.00% on residential mortgage-backed securities and jumbo mortgage loans, respectively. The 2014 Facility had an original maturity date of June 22, 2015. Over the course of five amendments, the most recent of which was entered into with Wells Fargo on September 20, 2015, the Company extended the 2014 Facility's termination date to September 20, 2016. Additionally, the amendments reduced the 2014 Facility's original maximum borrowing amount from a total of $285.0 million to $30.0 million with respect to certificates of trust and zero with respect to residential mortgage backed securities. There were no other material changes to the agreement over the course of the five amendments. The facility currently charges a fee for unused balance of 25 basis points on the difference between a threshold equal to 40% of the maximum borrowing amount with respect to certificates of trust and the average daily borrowing balance of that month.
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

Under the terms of the 2014 Facility and pursuant to a guarantee agreement dated June 20, 2014 (the “2014 Guaranty”), the Company guaranteed the payment and performance of (a) all payment obligations owing by the Sellers to Wells Fargo under or in connection with the 2014 Facility and any other governing agreements and any and all extensions, renewals, modifications, amendments or substitutions of the foregoing; (b) all expenses, including, without limitation, reasonable attorneys' fees and disbursements, that are incurred by Wells Fargo in the enforcement of any of the foregoing or any obligation of the registrant; and (c) any other obligations

(Back to Index)

(Back to Index)

RESOURCE CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS − (Continued)
DECEMBER 31, 2015

of the Sellers with respect to Wells Fargo under each of the governing documents. The 2014 Guaranty includes covenants that, among other things, limit the Company's leverage and debt service ratios and require maintenance of certain levels of cash and net worth. Sellers and the Company were in compliance with all financial debt covenants under the 2014 Facility and 2014 Guaranty as of December 31, 2015.

CMBS – Term Repurchase Facility
In February 2011, the Company's wholly-owned subsidiaries, RCC Commercial and RCC Real Estate (collectively, the "RCC Subsidiaries"), entered into a master repurchase and securities contract (the “2011 Facility”) with Wells Fargo Bank, National Association (“Wells Fargo”).  Under the 2011 Facility, from time to time, the parties may enter into transactions in which the RCC Subsidiaries and Wells Fargo agree to transfer from the RCC Subsidiaries to Wells Fargo all of their right, title and interest to certain commercial mortgage backed securities and other assets (the “Assets”) against the transfer of funds by Wells Fargo to the RCC Subsidiaries, with a simultaneous agreement by Wells Fargo to transfer back to the RCC Subsidiaries such Assets at a date certain or on demand, against the transfer of funds from the RCC Subsidiaries to Wells Fargo. The maximum amount of the 2011 Facility is $100.0 million which had an original two year term with a one year option to extend, and an interest rate equal to the one-month LIBOR plus 1.00% plus a .25% initial structuring fee and a .25% extension fee upon exercise. In April 2014, the Company agreed to a third amendment of the facility, which extended the termination date to January 31, 2016. In May 2015, the Company agreed to a fourth amendment of the facility, which extended the termination date to January 31, 2017. The RCC Subsidiaries may enter into interest rate swaps and cap agreements for securities whose average life exceeds two years to mitigate interest rate risk under the 2011 Facility.
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
Under the terms of the 2011 Facility and pursuant to a guarantee agreement dated February 1, 2011 (the “2011 Guaranty”), the Company guaranteed the payment and performance of (a) all payment obligations owing by the RCC Subsidiaries to Wells Fargo under or in connection with the Facility and any other governing agreements and any and all extensions, renewals, modifications, amendments or substitutions of the foregoing; (b) all expenses, including, without limitation, reasonable attorneys' fees and disbursements, that are incurred by Wells Fargo in the enforcement of any of the foregoing or any obligation of the registrant; and (c) any other obligations of the RCC Subsidiaries with respect to Wells Fargo under each of the governing documents.  The 2011 Guaranty  includes covenants that, among other things, limit the Company's leverage and debt service ratios and require maintenance of certain levels of cash and net worth. The RCC Subsidiaries were in compliance with all financial debt covenants as of December 31, 2015 and the Company was in compliance with all financial covenants under the 2011 Guaranty as of December 31, 2015.
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
On October 31, 2014, the Company agreed to a modification of the terms of the 2012 Facility. The modification increases the facility maximum by $150.0 million to $400.0 million and extends the 2012 Facility's maturity date to August 27, 2016. The modification also increased the 2012 Facility's maximum single asset concentration limit, reduced the minimum portfolio debt yield tests requirement, and decreased pricing spreads on select portfolio assets. The Company also provides for two additional one year extension options at the Company's discretion.The Company paid a structuring fee of $1.6 million upon the closing of the modification.

(Back to Index)

(Back to Index)

RESOURCE CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS − (Continued)
DECEMBER 31, 2015

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
Under the terms of the 2012 Facility and pursuant to a guarantee agreement dated February 27, 2012 (the “2012 Guaranty”), the Company guaranteed the payment and performance of (a) all payment obligations owing by the Company to Wells Fargo under or in connection with the 2012 Facility and any other governing agreements and any and all extensions, renewals, modifications, amendments or substitutions of the foregoing; (b) all expenses, including, without limitation, reasonable attorneys' fees and disbursements, that are incurred by Wells Fargo in the enforcement of any of the foregoing or any obligation of the registrant; and (c) any other obligations of the Company with respect to Wells Fargo under each of the governing documents.  The 2012 Guaranty includes covenants that, among other things, limit the the Company's leverage and debt service ratios and require maintenance of certain levels of cash and net worth. SPE 4 was in compliance with all financial covenants as of December 31, 2015 and the Company was in compliance with all financial covenants under the 2012 Guaranty as of December 31, 2015.
On July 19, 2013, RCC Real Estate's wholly-owned subsidiary, RCC Real Estate SPE 5 ("SPE 5"), entered into a master repurchase and securities agreement (the "DB Facility") with Deutsche Bank AG, Cayman Islands Branch ("DB") to finance the origination of commercial real estate loans.  The Company paid a structuring fee of 0.25% of the maximum facility amount, as well as other reasonable closing costs. The DB Facility had a maximum amount of $200.0 million and an initial 12 month term that ended on July 19, 2014. The Company paid an extension fee of 0.25% of the maximum facility amount to exercise the first of two one-year extensions at the option of SPE 5 and subject further to the right of SPE 5 to repurchase the assets held in the DB Facility earlier. The Company guaranteed SPE 5's performance of its obligations under the DB Facility. On July 19, 2015, the Company elected to not exercise the extension on the DB Facility and it matured.
On September 10, 2015, RCC Real Estate's wholly-owned subsidiary, RCC Real Estate SPE 6 ("SPE 6"), entered into a master repurchase and securities agreement (the "Morgan Stanley Facility”) with Morgan Stanley Bank, NA ("Morgan Stanley") to finance the origination of commercial real estate loans. The Company paid a commitment fee of 0.65% of the maximum facility amount, as well as other standard costs. The Morgan Stanley Facility has a maximum capacity of $250.0 million and an initial three year term that expires on September 10, 2018 with annual one year extension options, and an interest rate of one-month LIBOR plus an applicable spread ranging from 2.25% to 2.75%. Morgan Stanley charges an unused fee of 0.50% if the average daily outstanding borrowings are less than or equal to 50% of the Morgan Stanley Facility amount, and of 0.25% if the amount the average daily outstanding borrowings are greater than 50% but less than 65% of the Morgan Stanley Facility amount. Morgan Stanley has agreed to waive this unused fee until January 2016.

The Morgan Stanley Facility contains events of default (subject to certain materiality thresholds and grace periods) customary for this type of financing arrangement, including but not limited to: payment defaults; a change of control of SPE 6 or the Company; breaches of covenants and/or certain representations and warranties; a judgment in an amount greater than $250,000 against SPE 6 or $15.0 million in the aggregate against the Company; or a default involving the failure to pay or acceleration of a monetary obligation in excess of $250,000 of SPE 6 or $15.0 million of the Company. The remedies for such events of default are also customary for this type of transaction and include the acceleration of the principal amount outstanding under the Morgan Stanley Facility and the liquidation of assets subject to the facility by Morgan Stanley. The Company and SPE 6 were in compliance with all financial covenants under the terms of the facility as of December 31, 2015.
Trust Certificates - Term Repurchase Facility
On November 20, 2015, RCC Real Estate entered into a repurchase and securities agreement (the "Term Repurchase Trust Facility") with RSO Repo SPE Trust 2015 (the "Term Repurchase Trust"), a structure that provides financing under a structured sale of trust certificates to qualified institutional buyers through an offering led by Wells Fargo Securities, LLC. The Term Repurchase Trust Facility sold trust certificates of $26.6 million with an initial three year term that expires on November 20, 2018, and an interest rate of one-month LIBOR plus an applicable spread of 5.50%. The Company has the ability to call the Term Repurchase Trust Facility at any time and in so doing would be subject to an early repurchase fee until the payment date in May 2017, after which it is freely prepayable.

(Back to Index)

(Back to Index)

RESOURCE CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS − (Continued)
DECEMBER 31, 2015

The Term Repurchase Trust Facility contains events of default, including but not limited to: payment defaults, including the a margin deficit; a change in control of the Company; breaches of covenants and/or certain representations and warranties; or failure to pay indebtedness for borrowed money, or any interest or premium thereon when due in excess of $2.0 million. The remedies for such events of default include: immediate repayment of the repurchase obligations and retainment of all income received on the purchased asset and the pledged collateral. The Company was in compliance with all financial covenants under the terms of the facility as of December 31, 2015.
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
Residential Mortgage Financing Agreements
PCM has a master repurchase agreement (the "New Century Facility") with New Century Bank d/b/a Customer's Bank ("New Century") to finance the acquisition of residential mortgage loans. The New Century Facility has a maximum amount of $65.0 million and a termination date of August 29, 2016, which was amended from the original terms over the course of nine amendments. The New Century Facility bears interest at one-month LIBOR plus an applicable rate between 2.63% and 4.875%.
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
The New Century Facility contains events of default (subject to certain materiality thresholds and grace periods) customary for this type of financing arrangement, including but not limited to: payment defaults; bankruptcy or insolvency proceedings; a change in the nature of PCM's business as a mortgage banker as presently conducted or a change in senior management, including the employment of two senior members of PCM's management staff; breaches of covenants and/or certain representations and warranties; performance defaults by PCM; a judgment in an amount greater than $10,000 against PCM or $50,000 in the aggregate against PCM. The remedies for such events of default are also customary for this type of transaction and include the acceleration of the principal amount outstanding under the New Century Facility and the liquidation by New Century of assets then subject to the New Century Facility. The agreement requires PCM to maintain a minimum maintenance balance account at all times of $1.5 million.
In July 2014, PCM entered into a master repurchase agreement (the "Wells Fargo Facility") with Wells Fargo to finance the acquisition of residential mortgage loans. The Wells Fargo Facility contains provisions that provide Wells Fargo with certain rights if certain credit events have occurred with respect to one or more assets financed on the Wells Fargo Facility to either require PCM to repay a portion of the advance on such asset(s) or repay such advance in full (by repurchase of such asset(s)). Depending on the nature of the credit event, such repayment may be required notwithstanding the availability of interest and principal payments from assets financed on the Wells Fargo Facility, or may only be required to the extent of the availability of such payments. The Wells Fargo Facility has a maximum amount of $100.0 million, a termination date of September 29, 2016, which was amended from the original terms over the course of four amendments, and bears interest at a rate of one-month LIBOR plus an applicable loan margin. The loan margin for jumbo loans that have been purchased and held by Wells Fargo for over 90 days is 3.00%; the loan margin for all other jumbo loans financed is 2.50%. The loan margin for agency loans that have been purchased and held by Wells Fargo is 2.38%.
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
DECEMBER 31, 2015

such events of default are also customary for this type of transaction and include the acceleration of the principal amount outstanding under the Wells Fargo Facility and the liquidation by Wells Fargo of assets then subject to the Wells Fargo Facility.
PCM was in compliance with all covenants under the agreement as of December 31, 2015.
Senior Secured Revolving Credit Facility
On September 18, 2014, the Company's wholly-owned subsidiary, Northport LLC, closed a $110.0 million syndicated senior secured revolving credit facility ("Northport Credit Facility") with JP Morgan as the agent bank to finance the origination of middle market and syndicated loans. The availability under the Northport Credit Facility was increased to $125.0 million as of September 30, 2014 and again to $140.0 million with an additional commitment from ING Bank early in March 2015. During the second quarter 2015, the Company entered into the first and second amendments of the Northport Credit Facility which increased the original commitment from $225.0 million to $300.0 million and secured $85.0 million of additional availability, bringing the total available under the Northport Credit Facility to $225.0 million as of December 31, 2015. As of December 31, 2015, $190.0 million was outstanding on the Northport Credit Facility. Under the first amendment, both the ability to access draws on the Northport Credit Facility and maturity have been extended six months until March 31, 2018 and March 31, 2019 respectively.
Under the terms of the second amendment, the applicable margins increased 25 basis points. Accordingly, the Northport Credit Facility bears interest rates, at the Company's election, on a per annum basis equal to (i) the applicable LIBOR rate plus 2.75% or (ii) the applicable base rate (prime rate of 3.5% as of December 31, 2015) plus 1.75%. During the six month period following September 18, 2014, the Company was charged a commitment fee on any unused balance of 0.375% per annum if the unused balance was greater than 35% of the total commitment or 0.50% per annum if it was less than 35% of the total commitment. Following that period, the commitment fee on any unused balance became 0.375% per annum if the outstanding balance is greater than 35% of the total commitment or 1.00% per annum if the outstanding balance is 35% or less of the total commitment. At December 31, 2015, there was an unused balance of $35.0 million on the facility.

Amounts available to borrow under the Northport Credit Facility are subject to compliance with a borrowing base computation that applies different advance rates to different types of assets held by Northport LLC that are pledged as collateral. Under the Northport Credit Facility, the Company has made certain customary representations and warranties and is required to comply with various covenants, including leverage restrictions, reporting requirements and other customary requirements for similar credit facilities. At December 31, 2015, the Company is in compliance with all covenants under the agreement. The Company guarantees Northport LLC's performance of its obligations under the Northport Credit Facility.
Contractual maturity dates of the Company's borrowings by category and year are presented in the table below:

	Total	2016	2017	2018	2019	2020 and Thereafter
CDOs	$279,941	$—	$—	$—	$—	$279,941
CRE Securitizations	752,640	—	—	—	—	752,640
Repurchase Agreements	418,836	392,592	—	26,244	—	—
Unsecured Junior Subordinated Debentures	51,413	—	—	—	—	51,413
6.0 % Convertible Notes	110,083	—	—	110,083	—	—
8.0 % Convertible Notes	95,401	—	—	—	—	95,401
Senior Secured Revolving Credit Facility	186,974	—	—	—	186,974	—
Total	$1,895,288	$392,592	$—	$136,327	$186,974	$1,179,395

NOTE 14 - STOCK INCENTIVE PLANS AND SHARE ISSUANCE AND REPURCHASE
Upon formation of the Company, the 2005 Stock Incentive Plan (the “2005 Plan”) was adopted for the purpose of attracting and retaining executive officers, employees, directors and other persons and entities that provide services to the Company. The 2005 Plan authorized the issuance of up to 383,333 shares of common stock in the form of options to purchase common stock, stock awards, performance shares and stock appreciation rights.

(Back to Index)

(Back to Index)

RESOURCE CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS − (Continued)
DECEMBER 31, 2015

In July 2007, the Company’s shareholders approved the 2007 Omnibus Equity Compensation Plan (the “2007 Plan”). The 2007 Plan authorized the issuance of up to 500,000 shares of common stock in the form of options to purchase common stock, stock awards, performance shares and stock appreciation rights. On June 23, 2011, the 2007 Plan was amended to: (i) increase the number of shares authorized for issuance under the Plan from 500,000 shares to 1,350,000 shares; (ii) extend the expiration date of the Plan to June 23, 2021; (iii) provide that the administrator making certain determinations after a change of control, as defined in the 2007 Plan, will be comprised of the same persons who constitute the administrator immediately before the change of control; and (iv) make other clarifying and updating amendments to the Plan.
The following table summarizes the Company's preferred stock:

	Year ended December 31, 2015		Total Outstanding
	Number of Shares Sold	Weighted Average Offering Price	Number of Shares	Weighted Average Offering Price
8.50% Series A Preferred Stock	—	$—	1,069,016	$24.05
8.25% Series B Preferred Stock	139,333	$22.34	5,740,479	$23.81
8.625% Series C Preferred Stock	—	$—	4,800,000	$25.00
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
Under a dividend reinvestment plan authorized by the board of directors on March 21, 2013, the Company is authorized to issue up to 5,000,000 shares of common stock. During the year ended December 31, 2015, the Company sold 20,963 shares of common stock through this program, resulting in proceeds of approximately $328,000.
Under a share repurchase plan authorized by the board of directors on August 3, 2015, the Company is authorized to repurchase up to $50.0 million of its outstanding equity and debt securities. Since the inception of the program through December 31, 2015, the Company has repurchased $25.9 million of its common stock, representing approximately 2.0 million shares or 5.9% of the Company's outstanding balance.

NOTE 15 - SHARE-BASED COMPENSATION
The following table summarizes the Company's restricted common stock transactions:

	Non-Employee Directors	Non-Employees	Employees	Total
Unvested shares as of January 1, 2015	12,301	453,213	40,396	505,910
Issued	13,896	250,390	43,326	307,612
Vested	(10,930)	(81,281)	(21,561)	(113,772)
Forfeited	—	(4,665)	(3,716)	(8,381)
Unvested shares as of December 31, 2015	15,267	617,657	58,445	691,369
The Company is required to value any unvested shares of restricted common stock granted to non-employees at the current market price.  The estimated fair value of the unvested shares of restricted stock granted during the years ended December 31, 2015, 2014, and 2013, including the grant date fair value of shares issued to the Company’s seven non-employee directors, was $5.1 million, $4.9 million, and $3.7 million, respectively. The estimated fair value of the unvested shares of restricted stock granted during the years ended December 31, 2015, 2014, and 2013, including the grant date fair value of shares issued to the Company’s employees, was $737,000, $132,000, and $1.5 million, respectively.

(Back to Index)

(Back to Index)

RESOURCE CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS − (Continued)
DECEMBER 31, 2015

The Company reports any unvested shares of restricted common stock granted to non-employee directors at the fair value on the grant date amortized over the service period.  The amortization recognized during the years ended December 31, 2015, 2014, and 2013, was $257,000 and $256,000 and $218,000, respectively.
As of December 31, 2015 the total unrecognized restricted common stock expense for non-employees was $2.3 million, with a weighted average amortization period remaining of 1.8 years.
The following table summarizes the restricted common stock grants during the year ended December 31, 2015:

Date	Shares	Vesting/Year	Date(s)
February 3, 2015	1,819	100%	2/3/16
February 5, 2015	241,524	33.3%	2/5/16, 2/5/17, 2/5/18
February 5, 2015	28,818	33.3%	2/5/16, 2/5/17, 2/5/18
March 9, 2015	8,047	100%	3/9/16
March 12, 2015	1,906	100%	3/12/16
March 31, 2015	8,841	100%	5/15/16 (1)
June 8, 2015	2,124	100%	6/8/16
August 10, 2015	14,503	100%	3/31/16, 3/31/17, 3/31/18
September 1, 2015 (2)	30	various	various

(1)
In connection with a grant of restricted common stock made on September 24, 2014, the Company agreed to issue up to 17,682 additional shares of common stock if certain commercial real estate loan origination performance thresholds were achieved by personnel from the Company’s commercial real estate loan origination team.  The performance criteria are measured at the end of two annual measurement periods which began April 1, 2014.  The agreement also provided dividend equivalent rights pursuant to which the dividends that would have been paid on the shares had they been issued on the date of grant were paid at the end of each annual measurement period if the performance criteria were met.  If the performance criteria are not met, the accrued dividends are forfeited.  As a consequence, the Company did not record the dividend equivalent rights until earned.  On March 31, 2015, the first annual measurement period ended and 8,841 shares were earned.  These shares will vest over the subsequent 12 months at a rate of one-fourth per quarter. In addition, approximately $21,000 of accrued dividend equivalent rights were earned and paid. As of December 31, 2015, it was determined that the performance criteria for the final 8,841 shares were earned prior to the end of the measurement period, March 31, 2016. As of December 31, 2015, $42,000 of accrued dividend equivalent rights were accrued and will be paid in April 2016. These performance shares will vest over the subsequent 12 months at a rate of one-fourth per quarter.

(2)	In connection with the Company's one-for-four reverse stock split, 30 shares of unvested shares of common stock were issued on September 1, 2015 due to rounding.
The following table summarizes the status of the Company’s vested stock options as of December 31, 2015:

Vested Options	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Vested as of January 1, 2015	160,167	$57.80
Vested	—	$—
Exercised	—	$—
Forfeited	—	$—
Expired	(133,917)	$60.00
Vested as of December 31, 2015	26,250	$46.60	3.20	$—
There were no options granted during the years ended December 31, 2015 or 2014. The outstanding stock options have a weighted average remaining contractual term of ten years.

(Back to Index)

(Back to Index)

RESOURCE CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS − (Continued)
DECEMBER 31, 2015

The components of equity compensation expense for the periods presented are as follows (in thousands):

	December 31,
	2015	2014	2013
Options granted to Manager and non-employees	$—	$(2)	$6
Restricted shares granted to non-employees	2,163	5,679	10,142
Restricted shares granted to employees	725	633	106
Restricted shares granted to non-employee directors	257	256	218
Total equity compensation expense	$3,145	$6,566	$10,472
There were no incentive fees paid to the Manager in shares for the years ended December 31, 2015 and 2014. During the year ended December 31, 2013, the Manager received 47,707 shares as incentive compensation valued at $1.1 million pursuant to the Management Agreement.  The incentive management fee is paid one quarter in arrears.
Apart from incentive compensation payable under the Management Agreement, the Company has established no formal criteria for equity awards as of December 31, 2015.  All awards are discretionary in nature and subject to approval by the Compensation Committee of the Company's board of directors.
On October 31, 2013, the Company, through its TRS, RCC Residential, completed a business combination whereby it acquired the assets of PCM, an Atlanta based company that originates and services residential mortgage loans, for approximately $7.6 million in cash. As part of this transaction, a key employee of PCM was granted approximately $800,000 of the Company’s restricted stock. Any grants for employees of PCM are accounted for as compensation and amortized to equity compensation expense over the vesting period. Dividends declared on the stock while unvested are recorded as a general and administrative expense. Dividends declared after the stock vests are recorded as a distribution. For the years ended December 31, 2015, 2014, and 2013, was $725,000, $633,000 and $106,000 of amortization of the stock grants were recorded to equity compensation expense, respectively. For the years ended December 31, 2015, 2014, and 2013, expenses of $160,000, $189,000 and $48,000 related to the dividends on unvested shares were recorded to general and administrative expense on the Company's consolidated statements of operations, respectively.
NOTE 16 - EARNINGS PER SHARE
The following table presents a reconciliation of basic and diluted earnings per share for the periods presented as follows (in thousands, except share and per share amounts):

	Years Ended December 31,
	2015	2014	2013
Basic:
Net income (loss) allocable to common shares	$(13,882)	$44,027	$39,232
Weighted average number of shares outstanding	32,280,319	32,007,766	29,619,668
Basic net income (loss) per share	$(0.43)	$1.38	$1.32

Diluted:
Net income (loss) allocable to common shares	$(13,882)	$44,027	$39,232
Weighted average number of shares outstanding	32,280,319	32,007,766	29,619,668
Additional shares due to assumed conversion of dilutive instruments	—	307,081	390,075
Adjusted weighted-average number of common shares outstanding	32,280,319	32,314,847	30,009,743
Diluted net income (loss) per share	$(0.43)	$1.36	$1.31
Potentially dilutive shares consisting of 691,369 shares of restricted stock are not included in the calculation of diluted net income (loss) per share for the year ended December 31, 2015. Potentially dilutive shares consisting of 9,002,864 shares issuable in connection with the potential conversion of the Company's 6% and 8% Convertible Senior Notes (see Note 13) for the year ended December 31, 2015, were not included in the calculation of diluted net income (loss) per share because the effect was anti-dilutive. Potentially dilutive shares consisting of 4,316,818 shares issuable in connection with the potential conversion of the Company's 6% Convertible Senior Notes for the year ended December 31, 2014 and 999,876 shares and stock options for the year ended December 31, 2013 were not included in the calculation of diluted net income per share because the effect was anti-dilutive.

(Back to Index)

(Back to Index)

RESOURCE CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS − (Continued)
DECEMBER 31, 2015

NOTE 17 - ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)
The following table, which is presented gross of tax, presents the changes in each component of accumulated other comprehensive income for the year ended December 31, 2015 (dollars in thousands):

	Net unrealized (loss) gain on derivatives	Net unrealized (loss) gain on securities, available-for-sale	Foreign currency translation	Accumulated other comprehensive income (loss)
January 1, 2015	$(8,967)	$15,422	$(412)	$6,043
Other comprehensive gain (loss) before reclassifications	5,221	(4,781)	349	789
Amounts reclassified from accumulated other comprehensive income	275	(13,435)	—	(13,160)
Net current-period other comprehensive income	5,496	(18,216)	349	(12,371)
Unrealized gains (losses) on available-for-sale securities allocable to non-controlling interests	—	3,405	—	3,405
December 31, 2015	$(3,471)	$611	$(63)	$(2,923)
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
DECEMBER 31, 2015

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
On February 24, 2011, the Company entered into an amendment to the Management Agreement in where, the Company agreed to pay CVC Credit Partners, LLC, formerly Apidos Capital Management (“ACM”) such fees as are set forth in a Services Agreement dated as of February 24, 2011 among a subsidiary of the Company, RCAM and CVC. The Services Agreement provides that 10% of all base collateral management fees and additional collateral management fees paid to RCAM and 50% of all incentive collateral management fees will be paid by RCAM to CVC. During the years ended December 31, 2015, 2014 and 2013, RCAM paid CVC $1.4 million, $1.3 million and $643,000 respectively in fees.
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
The base management fee for the years ended December 31, 2015, 2014 and 2013 was $12.6 million, $13.0 million and $11.6 million, respectively. There were no incentive management fees earned during the years ended December 31, 2015 and 2014 . The Manager earned an incentive management fee of $2.1 million of which $1.5 million was paid in cash, which also included $123,000 related to the Company's investment management agreement with a subsidiary of the Manager, and $484,000 was paid in stock (20,047 shares) for the period from January 1, 2013 to December 31, 2013.
At December 31, 2015, the Company was indebted to the Manager for base management fees of $978,000, $805,000 of fees payable to CVC from RCAM, and expense reimbursements of $152,000. At December 31, 2014, the Company was indebted to the Manager for base management fees of $1.2 million, $63,000 of fees payable to CVC from RCAM, and expense reimbursements of $121,000.

(Back to Index)

(Back to Index)

RESOURCE CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS − (Continued)
DECEMBER 31, 2015

NOTE 19 - RELATED PARTY TRANSACTIONS
Relationship with Resource America and Certain of its Subsidiaries
Relationship with Resource America.  On September 19, 2013, the Audit Committee of the Board of Directors of Resource America concluded that Resource America should consolidate the financial statements of the Company, which was previously treated as an unconsolidated VIE. Resource America's Audit Committee reached this conclusion after consultations with the Office of the Chief Accountant of the Securities and Exchange Commission (the “Commission”) following comments received from the staff of the Division of Corporation Finance of the Commission and the Audit Committee's discussion with the Company's management and its independent registered public accounting firm. Resource America's Audit Committee noted that consolidation of the Company was not expected to materially affect Resource America's previously reported net income attributable to common shareholders. In December 2015, Resource America elected to early adopt consolidation guidance issued by the FASB in February 2015 (see Note 2) and was required to reevaluate whether or not the Company should be consolidated into Resource America’s financial statements. It was determined that the Company is no longer a VIE and Resource America will no longer consolidate the Company’s financial statements. At December 31, 2015, Resource America owned 715,396 shares, or 2.3%, of the Company’s outstanding common stock.  In addition, Resource America held 2,166 options to purchase restricted stock, which expired on March 8, 2015.
The Company is managed by the Manager, which is a wholly-owned subsidiary of Resource America, pursuant to a Management Agreement that provides for both base and incentive management fees.  For the years ended December 31, 2015, 2014 and 2013, the Manager earned base management fees of approximately $12.6 million, $13.0 million and $11.6 million, respectively. No incentive management fees were earned for the year ended December 31, 2015 and December 31, 2014. For the year ended December 31, 2013, the Manager earned incentive management fees of $1.9 million. The Company also reimburses the Manager and Resource America for expenses, including the expenses of employees of Resource America who perform legal, accounting, due diligence and other services that outside professionals or consultants would otherwise perform, and for the wages, salaries and benefits of several Resource America personnel dedicated to the Company’s operations.  The Company also reimburses Resource America for additional costs incurred related to our life care business, Long Term Care Conversion Funding, established for the purpose of originating and acquiring life settlement contracts. The initial agreement, authorized in December 2012, provided for an annual fee of $550,000, with a two-year term. In March 2015, the agreement was amended for an additional year through 2016. This fee is paid quarterly. For the years ended December 31, 2015, 2014, and 2013, the Company paid the Manager $5.5 million, $5.0 million and $3.8 million, respectively, as expense reimbursements.
On November 24, 2010, the Company entered into an Investment Management Agreement with Resource Capital Markets, Inc. (“RCM”), a wholly-owned subsidiary of Resource America.  The initial agreement provided that: (a) RCM may invest up to $5.0 million of the Company’s funds, with the investable amount being adjusted by portfolio gains (losses) and collections, and offset by expenses, taxes and realized management fees, and (b) RCM can earn a management fee in any year that the net profits earned exceed a preferred return. On June 17, 2011, the Company entered into a revised Investment Management Agreement with RCM which provided an additional $8.0 million of the Company’s funds.  The management fee is 20% of the amount by which the net profits exceed the preferred return.  During the years ended December 31, 2015 and 2014, RCM earned no management fees. During the year ended December 31, 2013, RCM earned $123,000 in management fees.  The portfolio began a partial liquidation during the year ended December 31, 2013 that has resulted in the outstanding portfolio balance being significantly decreased. The Company holds $3.7 million in fair market value of trading securities as of December 31, 2015, a slight increase of $300,000 from $3.4 million at fair market value as of December 31, 2014.  The Company and RCM also established an escrow account that allocates the net profit or net losses of the portfolio on a yearly basis based on the net assets value of the account. During the years ended December 31, 2015 and 2014, RCM earned no profits from this account. During the year ended December 31, 2013 RCM earned $35,000 as its share of the net profits from this account.  The Company also reimburses RCM for expenses paid on the Company's behalf. For the years ended December 31, 2015, 2014 and 2013, the Company paid RCM $128,000, $164,000 and $258,000, respectively, as expense reimbursements.
At December 31, 2015, the Company was indebted to Resource America and the Manager for $2.5 million, comprised of base management fees of $978,000 and expense reimbursements of $1.6 million.  At December 31, 2014, the Company was indebted to the Manager for $1.6 million, comprised of base management fees of $1.2 million and expense reimbursements of $480,000. At December 31, 2015, the Company was indebted to RCM, under the Company’s Investment Management Agreement for $152,000, comprised entirely of expense reimbursements.  At December 31, 2014, the Company was indebted to RCM for $121,000, comprised entirely of expense reimbursements. The Company's base management fee payable as well as expense reimbursements parable are recorded in accounts payable and other liabilities on the consolidated balance sheets.

(Back to Index)

(Back to Index)

RESOURCE CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS − (Continued)
DECEMBER 31, 2015

During the year ended December 31, 2013, the Company, through one of its subsidiaries, began originating middle-market loans. Resource America is paid origination fees in connection with the Company's middle-market lending operations, which fees may not exceed 2% of the loan balance for any loan originated.
On November 7, 2013, the Company, through a wholly-owned subsidiary, purchased all of the membership interests in Elevation Home Loans, LLC, a start-up residential mortgage company, from an employee of Resource America for $830,000, paid in the form of 34,165 shares of restricted Company common stock.  The restricted stock cliff vests in full on November 7, 2016, and includes dividend equivalent rights.
The Company had executed eleven and nine securitizations as of December 31, 2015 and 2014, respectively, which were structured for the Company by the Manager.  Under the Management Agreement, the Manager was not separately compensated by the Company for executing these transactions and is not separately compensated for managing the securitization's entities and their assets. The Company has since liquidated three of these securitizations, one in October 2013, one in October 2014, and another in June 2015.
Relationship with LEAF Commercial Capital. LCC originated and managed equipment leases and notes on behalf of the Company. On March 5, 2010, the Company entered into agreements with Lease Equity Appreciation Fund II, L.P. (“LEAF II”) (an equipment leasing partnership sponsored by LEAF Financial and of which a LEAF Financial subsidiary is the general partner), pursuant to which the Company provided and funded an $8.0 million credit facility to LEAF II.  The credit facility initially had a one year term with interest at 12% per year, payable quarterly, and was secured by all the assets of LEAF II, including its entire ownership interest in LEAF II Receivables Funding.  The Company received a 1% origination fee in connection with establishing the facility.  The facility originally matured on March 3, 2011 and was extended until September 3, 2011 with a 1% extension fee paid on the outstanding loan balance.  On June 3, 2011, the Company entered into an amendment to extend the maturity to February 15, 2012 and to decrease the interest rate from 12% to 10% per annum resulting in a troubled-debt restructuring under current accounting guidance.  On February 15, 2012, the credit facility was further amended to extend the maturity to February 15, 2013 with a 1% extension fee accrued and added to the amount outstanding.  On January 11, 2013, the Company entered into another amendment to extend the maturity to February 15, 2014 with an additional 1% extension fee accrued and added to the amount outstanding. On December 17, 2013, the Company entered into another amendment to extend the maturity to February 15, 2015. At the end of 2014, the Company recorded a provision for loan loss on this loan of $1.3 million before extinguishing the loan and bringing direct financing leases in the amount of $2.1 million on the Company's books in lieu of the loan receivable. During the year ended December 31, 2015, the Company recorded a provision against the value of the direct financing leases in the amount of $465,000. As of December 31, 2015, the Company held $931,000 of direct financing leases.
On November 16, 2011, the Company together with LEAF Financial and LCC entered into the SPA with Eos (see Note 3). The Company’s resulting interest is accounted for under the equity method.  For the years ended December 31, 2015, 2014 and 2013, the Company recorded a gain of $2.6 million and losses of $1.6 million and $183,000, respectively, which were recorded in equity in net earnings of unconsolidated subsidiaries on the consolidated statement of operations.  The Company’s investment in LCC had a cost basis of $42.0 million and $39.4 million as of December 31, 2015 and 2014, respectively.
Relationship with CVC Credit Partners. On April 17, 2012, ACM, a former subsidiary of Resource America, was sold to CVC Credit Partners, L.P. ("CVC Credit Partners"), a joint venture entity in which Resource America owns a 24% interest. CVC Credit Partners manages internally and externally originated bank loan assets on the Company’s behalf.  On February 24, 2011, a subsidiary of the Company purchased 100% of the ownership interests in Churchill Pacific Asset Management LLC ("CPAM") from Churchill Financial Holdings LLC for $22.5 million.  CPAM subsequently changed its name to RCAM. Through RCAM, the Company is entitled to collect senior, subordinated and incentive fees related to five CLO issuers holding approximately $1.9 billion in assets managed by RCAM.  RCAM is assisted by CVC Credit Partners in managing these CLOs.  CVC Credit Partners is entitled to 10% of all subordinated fees and 50% of the incentive fees received by RCAM.  For the years ended December 31, 2015, 2014 and 2013, CVC Credit Partners earned subordinated and incentive fees of $1.4 million, $1.3 million and $643,000, respectively. In October 2012, the Company purchased 66.6% of the preferred equity in one of the RCAM CLOs. In May 2013, the Company purchased additional equity in this CLO, increasing its ownership percentage to 68.3%. In 2013 two of the five CLOs were called and the notes were paid down in full. In January 2016 another RCAM-managed CLO was called and $2.4 million of impairment, on a pre-tax basis, was recorded in depreciation and amortization on the Company's consolidated statements of operations on the related intangible asset, as of December 31, 2015.

(Back to Index)

(Back to Index)

RESOURCE CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS − (Continued)
DECEMBER 31, 2015

In May, June and July 2013, the Company invested a total of $15.0 million in CVC Global Credit Opportunities Fund, L.P. which generally invests in assets through the Master Fund (see Note 3). The fund pays the investment manager a quarterly management fee in advance calculated at the rate of 1.5% annually based on the balance of each limited partner's capital account. The Company's management fee was waived upon entering the agreement since the Company is a related party of CVC Credit Partners. For the years ended December 31, 2015 , 2014 and 2013, the Company recorded earnings of $8,000, $2.0 million and $1.2 million, respectively, which was recorded in equity in net earnings of unconsolidated subsidiaries on the consolidated statements of operations. In March 2015, the Company elected to withdraw $5.0 million from the fund. In July 2015, a $625,000 withdrawal was requested and received. In October 2015, another $4.0 million was withdrawn from the fund. In December 2015, the Company elected to withdraw the remaining $8.6 million from the fund. The Company retained no investment in the fund as of December 31, 2015 as compared to $18.2 million as of December 31, 2014. The investment is recorded as an investment in unconsolidated subsidiaries on the Company's consolidated balance sheets using the equity method.
Relationship with Resource Real Estate. Resource Real Estate, a subsidiary of Resource America, originates, finances and manages the Company’s commercial real estate loan portfolio, including whole loans, B notes, mezzanine loans, and investments in real estate.  The Company reimburses Resource Real Estate for loan origination costs associated with all loans originated.  The Company had a receivable of $2,500 and $100,000 due from Resource Real Estate for loan origination costs in connection with the Company's commercial real estate loan portfolio as of December 31, 2015 and 2014, respectively.
On August 9, 2006, the Company, through its subsidiary, RCC Real Estate, originated a loan to Lynnfield Place, a multi-family apartment property, in the amount of $22.4 million. The loan was then purchased by RREF CDO 2006-1. The loan, which was set to mature on May 9, 2018, carried an interest rate of LIBOR plus a spread of 3.50% with a LIBOR floor of 2.50%. On June 14, 2011, RCC Real Estate converted this loan collateralized by a multi-family building, to equity. The loan was kept outstanding and was used as collateral in RREF CDO 2006-1. RREM was appointed as the asset manager as of August 1, 2011. RREM performed lease review and approval, debt service collection, loan workout, foreclosure, disposition and/or entitlements and permitting, as applicable. RREM was also responsible for engaging third parties to perform day-to-day property management, property leasing, rent collection, maintenance, and capital improvements. RREM was entitled to a monthly asset management fee equal to 4.0% of the gross receipts generated from the property. The Company incurred fees payable to RREM in the amounts of $127,000 and $136,000 during the years ended December 31, 2014 and 2013, respectively. There were no fees incurred during the year ended December 31, 2015 as the property was sold during the last quarter of 2014 for a gain of $1.9 million.
On December 1, 2009, the Company purchased a membership interest in RRE VIP Borrower, LLC (an unconsolidated VIE that held an interest in a real estate joint venture) from Resource America for $2.1 million, its book value (see Note 3).  RREM was asset manager of the venture and received a monthly asset management fee equal to 1.0% of the combined investment calculated as of the last calendar day of the month. For the years ended December 31, 2014 and 2013, the Company paid RREM management fees of $6,000 and $28,000, respectively. There were no fees incurred for the year ended December 31, 2015. For the years ended December 31, 2015, 2014 and 2013, the Company recorded income from RRE VIP Borrower of $325,000, $3.5 million and $278,000, respectively, which was recorded in equity in net earnings of unconsolidated subsidiaries on the consolidated statements of operation. The last property associated with the joint venture was sold in July 2014. The income recorded in 2015 was due to a liquidation of an existing bank account with respect to the sold properties.
On January 15, 2010, the Company loaned $2.0 million to Resource Capital Partners, Inc. (“RCP”), a wholly-owned subsidiary of Resource America, so that it could acquire a 5.0% limited partnership interest in Resource Real Estate Opportunity Fund, L.P. (“RRE Opportunity Fund”).  RCP is the general partner of the RRE Opportunity Fund.  The loan was secured by RCP’s partnership interest in the RRE Opportunity Fund.  The promissory note bore interest at a fixed rate of 8.0% per annum on the unpaid principal balance.  In the event of default, interest accrued at a rate of 5.0% in excess of the fixed rate.  Interest was payable quarterly.  Mandatory principal payments were required to the extent distributable cash or other proceeds from RRE Opportunity Fund represent a return of RCP’s capital.  The loan had an original maturity date on January 14, 2015 with two one-year extensions. RCP exercised the first option, extending the maturity date to January 14, 2016.  The loan balance was $558,000 at December 31, 2014, which was paid in full in April 2015.
On June 21, 2011, the Company entered into a joint venture with an unaffiliated third party to form CR SLH Partners, L.P. (“SLH Partners”) to purchase a defaulted promissory note secured by a mortgage on a multi-family apartment building.  The Company purchased a 10% equity interest in the venture and also loaned SLH Partners $7.0 million to finance the project secured by a first mortgage lien on the property. The loan had a maturity date of September 21, 2012 and bore interest at a fixed rate of 10.0% per annum on the unpaid principal balance, payable monthly.   The Company received a commitment fee equal to 1.0% of

(Back to Index)

(Back to Index)

RESOURCE CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS − (Continued)
DECEMBER 31, 2015

the loan amount at the origination of the loan and received a $70,000 exit fee upon repayment.  On May 23, 2012, SLH Partners repaid the $7.0 million loan in its entirety. RREM was appointed as the asset manager of the venture.  RREM performed lease review and approval, debt service collection, loan workout, foreclosure, disposition and permitting, as applicable.  RREM was also responsible for engaging third parties to perform day-to-day property management, property leasing, rent collection, maintenance, and capital improvements.  RREM received an annual asset management fee equal to 2.0% of the gross receipts generated from the property.  The Company held a $975,000 preferred equity investment in SLH Partners as of December 31, 2013. The investment was sold in 2014 for a $912,000 gain which was recorded on the Company's statements of operations in equity of earnings of unconsolidated subsidiaries.
The Company has closed the following four real estate securitization transactions, which provide financing for commercial real estate loans: RCC CRE Notes 2013, a $307.8 million securitization in December 2013; RCC 2014-CRE2, a $353.9 million securitization on July 30, 2014; RCC 2015-CRE3; a $346.2 million securitization on February 24, 2015; and RCC 2015-CRE4, a $312.9 million securitization on August 18, 2015. With respect to each specialty service mortgage loan, Resource Real Estate receives an amount equal to the product of (a) the Special Servicing Fee Rate, 0.25% per annum, and (b) the outstanding principal balance of such Specialty Service Mortgage Loan. The servicing fee is payable monthly, on an asset-by-asset basis. Resource Real Estate agreed to waive its rights to receive the Special Servicing Fee to the extent that the Company continues to hold the majority equity of the securitizations. The Company utilizes the brokerage services of Resource Securities, Inc. ("Resource Securities"), a wholly-owned broker-dealer subsidiary of Resource America, on a limited basis to conduct some of its asset trades. The Company paid Resource Securities placement agent fees in connection with each transaction as follows: $205,000, $175,000, $100,000 and $85,000, respectively.
In July 2014, the Company formed RCM Global Manager to invest in RCM Global, an entity formed to hold a portfolio of structured product securities. The Company contributed $15.0 million for a 63.8% membership interest in RCM Global. A five member board manages RCM Global, and all actions, including purchases and sales, must be approved by no less than three of the five members of the board. The portion of RCM Global that the Company does not own is presented as non-controlling interests as of the dates and for the periods presented in the Company's consolidated financial statements. All intercompany accounts and transactions have been eliminated in consolidation. In March and June 2015, the Company requested and received a proportional, in-kind distribution in certain securities held by RCM Global. The distribution of and subsequent sale of those securities by the Company through its subsidiary, RCC Residential, resulted in the realization of $5.0 million of net gains for the year ended December 31, 2015. As a result of these distributions, the Company's ownership interest of the remaining assets decreased to 30.2% as of December 31, 2015.
In September 2014, the Company contributed $17.5 million to Pelium Capital for an initial ownership interest of 80.4%. Pelium Capital is a specialized credit opportunity fund managed by Resource America. The Company funded its final commitment of $2.5 million, as of February 1, 2015. The Company will receive 10% of the carried interest in the partnership for the first five years which can increase its interest to 20% if the Company's capital contributions aggregate $40.0 million. Resource America contributed cash of $2.8 million to the formation of Pelium Capital. The portion of the fund that the Company does not own is presented as non-controlling interests as of the dates and for the periods presented in the Company's consolidated financial statements. All intercompany accounts and transactions have been eliminated in consolidation. Pelium Capital was determined not to be a VIE as there was sufficient equity at risk, the Company does not have disproportionate voting rights and Pelium Capital's partners have all of the following characteristics: (1) the power to direct the activities of Pelium; (2) the obligation to absorb losses; and (3) the right to receive residual returns. However, Pelium Capital was consolidated as a result of the Company's majority ownership and the Company's unilateral kick-out rights. The non-controlling interest in Pelium Capital is owned by Resource America and outside investors. All intercompany accounts and transactions have been eliminated in consolidation. The Company's interest in Pelium Capital was 80.2% as of December 31, 2015.
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

(Back to Index)

(Back to Index)

RESOURCE CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS − (Continued)
DECEMBER 31, 2015

On June 24, 2015, the Company committed up to $50.0 million in Pearlmark Mezzanine Realty Partners IV, L.P. ("Pearlmark Mezz IV L.P."), a Delaware limited partnership. The contractual fund manager of the fund is Pearlmark Real Estate LLC ("Pearlmark"), a Delaware limited liability company that is 50% owned by Resource America. The Company will pay Pearlmark Mezz IV L.P management fees of 1.0% on the unfunded committed capital and 1.5% on the invested capital. The Company is entitled to a management fee rebate of 25% for the first year of the fund. As of December 31, 2015, the Company is indebted for $94,000 for management fees, net of the rebate. In October, November and December 2015, the Company contributed an aggregate of $6.9 million in capital to Pearlmark Mezz IV. As of December 31, 2015, the Company has an investment balance of $6.5 million and a 47.42% ownership interest in the fund. Resource America has agreed that it will credit any such fees paid by the Company to Pearlmark against the base management fee that the Company pays to Resource America.
Relationship with Law Firm.  Until 1996, Edward E. Cohen, a director who was the Company’s Chairman from its inception until November 2009, was of counsel to Ledgewood, P.C., a law firm.  In addition, one of the Company’s executive officers, Jeffrey F. Brotman, was employed by Ledgewood until 2007.  Mr. E. Cohen receives certain debt service payments from Ledgewood related to the termination of his affiliation with Ledgewood and its redemption of his interest in the firm.  Mr. Brotman also receives certain debt service payments from Ledgewood related to the termination of his affiliation with the firm.  For the years ended December 31, 2015, 2014 and 2013, the Company paid Ledgewood $434,000, $280,000 and $360,000, respectively, in connection with legal services rendered to the Company.
NOTE 20 - DISTRIBUTIONS
For the years ended December 31, 2015, 2014 and 2013, the Company has declared and paid $2.34, $3.20, and $3.20 dividends per common share, respectively.
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
The Company’s 2016 dividends will be determined by the Company’s board of directors which will also consider the composition of any dividends declared, including the option of paying a portion in cash and the balance in additional common shares.

(Back to Index)

(Back to Index)

RESOURCE CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS − (Continued)
DECEMBER 31, 2015

The following tables presents dividends declared (on a per share basis) for the years ended December 31, 2015, 2014 and 2013:

Common Stock
	Date Paid	Total Dividend Paid	Dividend Per Share
		(in thousands)
2015
March 31	April 28	$21,444	$0.64
June 30	July 28	$21,426	$0.64
September 30	October 28	$20,667	$0.64
December 31	January 28, 2016	$13,274	$0.42

2014
March 31	April 28	$25,921	$0.80
June 30	July 28	$26,179	$0.80
September 30	October 28	$26,629	$0.80
December 31	January 28, 2015	$26,563	$0.80

2013
March 31	April 26	$21,634	$0.80
June 30	July 26	$25,399	$0.80
September 30	October 28	$25,447	$0.80
December 31	January 28, 2014	$25,536	$0.80

Preferred Stock
Series A				Series B			Series C
	Date Paid	Total Dividend Paid	Dividend Per Share	Date Paid	Total Dividend Paid	Dividend Per Share	Date Paid	Total Dividend Paid	Dividend Per Share
		(in thousands)			(in thousands)			(in thousands)
2015				2015
March 31	April 30	$568	$0.531250	April 30	$2,960	$0.515625	April 30	$2,588	$0.539063
June 30	July 30	$568	$0.531250	July 30	$2,960	$0.515625	July 30	$2,588	$0.539063
September 30	October 30	$568	$0.531250	October 30	$2,960	$0.515625	October 30	$2,588	$0.539063
December 31	February 1, 2016	$568	$0.531250	February 1, 2016	$2,960	$0.515625	February 1, 2016	$2,588	$0.539063

2014				2014
March 31	April 30	$463	$0.531250	April 30	$2,057	$0.515625	April 30	$—	$—
June 30	July 30	$537	$0.531250	July 30	$2,378	$0.515625	July 30	$1,437	$0.299479
September 30	October 30	$537	$0.531250	October 30	$2,430	$0.515625	October 30	$2,588	$0.539063
December 31	January 30, 2015	$568	$0.531250	January 30, 2015	$2,888	$0.515625	January 30, 2015	$2,588	$0.539063

2013				2013
March 31	April 30	$359	$0.531250	April 30	$1,152	$0.515625
June 30	July 30	$359	$0.531250	July 30	$1,584	$0.515625
September 30	October 30	$362	$0.531250	October 30	$1,662	$0.515625
December 31	January 30, 2014	$362	$0.531250	January 30, 2014	$1,797	$0.515625

(Back to Index)

(Back to Index)

RESOURCE CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS − (Continued)
DECEMBER 31, 2015

NOTE 21 - FAIR VALUE OF FINANCIAL INSTRUMENTS
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
The Company reports its investment securities, available-for-sale at fair value.  To determine fair value, the Company uses an independent third-party valuation firm utilizing data available in the market as well as appropriate prepayment, default, and recovery rates.  These valuations are validated utilizing dealer quotes, bids, or internal models. If there is a material difference between the value indicated by the third-party valuation firm and the dealer quote or bid, the Company will evaluate the difference, which could result in an updated valuation from the third party or a revised dealer quote. Any changes in the fair value of investment securities, available-for-sale are recorded in other comprehensive income. Based on a prioritization of inputs used in the valuation of each position, the Company categorizes these investments as either Level 2 or Level 3 in the fair value hierarchy.
The Company reports its investment securities, trading at fair value, based on an independent third-party valuation.  The Company evaluates the reasonableness of the valuation it receives by using a dealer quote, bid, or internal model.  If there is a material difference between the value indicated by the third party and a quote the Company receives, the Company will evaluate the difference, which could result in an updated valuation from the third party or a revised dealer quote.  Any changes in fair value are recorded in the Company’s results of operations as net unrealized and unrealized (loss) gain on investment securities, trading. The Company's investments securities, trading are generally classified as Level 2 or Level 3 in the fair value hierarchy.
The CMBS underlying the Company’s linked transactions were valued using the same techniques as those used for the Company’s other investment securities, available-for-sale and were generally classified as Level 2 or Level 3 in the fair value hierarchy. Due to a change in accounting guidance, as of January 1, 2015, the concept of linked transactions no longer exists.
Derivatives, both assets and liabilities, are reported at fair value, and are valued by a third-party pricing agent using an income approach with models that use, as their primary inputs, readily observable market parameters. This valuation process considers factors including interest rate yield curves, time value, credit factors and volatility factors. Although the Company has determined that the majority of the inputs used to value its derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with its derivatives utilize Level 3 inputs, such as estimates of current credit spreads, to evaluate the likelihood of default by the Company and its counterparties. The Company assesses the significance of the impact of the credit valuation adjustments on the overall valuation of its derivative positions and, if material, categorizes those derivatives within Level 3 of the fair value hierarchy~~.~~
The following table presents information about the Company’s assets and liabilities measured at fair value on a recurring basis and indicates the fair value hierarchy of the valuation techniques utilized by the Company to determine such fair value as follows (in thousands):

(Back to Index)

(Back to Index)

RESOURCE CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS − (Continued)
DECEMBER 31, 2015

	Level 1	Level 2	Level 3	Total
As of December 31, 2015:
Assets:
Investment securities, trading	$—	$—	$25,550	$25,550
Investment securities available-for-sale	—	4,451	203,637	208,088
Loans held for sale	—	66,588	29,358	95,946
Derivatives	—	826	2,620	3,446
Total assets at fair value	$—	$71,865	$261,165	$333,030

Liabilities:
Derivatives	$—	$—	$3,941	$3,941
Total liabilities at fair value	$—	$—	$3,941	$3,941

As of December 31, 2014:
Assets:
Investment securities, trading	$—	$—	$20,786	$20,786
Investment securities available-for-sale	—	33,158	242,562	275,720
CMBS - linked transactions	—	—	15,367	15,367
Derivatives	3,429	7	1,868	5,304
Total assets at fair value	$3,429	$33,165	$280,583	$317,177

Liabilities:
Moselle CLO Notes	$—	$—	$68,940	$68,940
Derivatives (net)	—	—	8,476	8,476
Total liabilities at fair value	$—	$—	$77,416	$77,416
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
For the year ended December 31, 2014, the Company both acquired and liquidated the assets in Moselle CLO. As of December 31, 2014, all that remained of the Company's investment in Moselle CLO were cash, receivables related to the liquidation of Moselle CLO's assets, and the notes of the securitization (see Note 13 for further discussion of Moselle CLO's notes). At acquisition, the Company recorded $176.9 million as the fair value of the notes (including the fair value of the securitized borrowing described in Note 13). During the year ended December 31, 2014, paydowns of $100.3 million were received, and net fair value and foreign currency adjustments of $7.5 million were recognized through earnings, resulting in a combined fair value of $68.9 million ($63.3 million of which was attributable to Moselle CLO's senior notes and $5.6 million was attributable to Moselle CLO's securitized borrowings). As of December 31, 2015, Moselle CLO paid off all of its outstanding CLO notes.

(Back to Index)

(Back to Index)

RESOURCE CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS − (Continued)
DECEMBER 31, 2015

The following table presents additional information about assets that are measured at fair value on a recurring basis for which the Company has utilized Level 3 inputs (in thousands):

	CMBS (1)	ABS	Structured Finance	Warrants	Interest Rate Lock Commitments	Loans Held for Sale	Total
Balance, January 1, 2015	$185,772	$72,157	$20,786	$898	$970	$83,380	$363,963
Included in earnings	2,107	2,051	2,403	153	30,028	(1,248)	35,494
Unlinked transaction	33,239	—	—	—	—	—	33,239
Purchases originations	12,374	24,811	25,185	—	—	274,623	336,993
Sales	(3,000)	(27,800)	(17,282)	—	—	(321,231)	(369,313)
Paydowns	(67,933)	(9,048)	(2,432)	—	—	(6,320)	(85,733)
Issuances	—	—	—	—	—	—	—
Settlements	—	(11,216)	—	—	(29,777)	—	(40,993)
Capitalized Interest	—	1,857	—	—	—	—	1,857
Included in OCI	(3,135)	(12,471)	(3,110)	—	—	—	(18,716)
Transfers into Level 3	—	3,872	—	—	—	154	4,026
Balance, December 31, 2015	$159,424	$44,213	$25,550	$1,051	$1,221	$29,358	$260,817

(1)	Beginning balance includes linked transactions. Due to a change in accounting guidance, as of January 1, 2015, the concept of linked transactions no longer exists.
The following table presents additional information about liabilities that are measured at fair value on a recurring basis for which the Company has utilized Level 3 inputs (in thousands):

	Interest Rate Swaps	Forwards - Residential Mortgage Loans	Total
Balance, January 1, 2015	$8,680	$1,029	$9,709
Included in earnings	(275)	2,197	1,922
Settlements	—	(2,744)	(2,744)
Included in OCI	(4,946)	—	(4,946)
Transfers into Level 3	—	—	—
Balance, December 31, 2015	$3,459	$482	$3,941

(Back to Index)

(Back to Index)

RESOURCE CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS − (Continued)
DECEMBER 31, 2015

The following table summarizes financial assets and liabilities measured at fair value on a nonrecurring basis and indicates the fair value hierarchy of the valuation techniques utilized by the Company to determine such fair value as follows (in thousands):

	Level 1	Level 2	Level 3	Total
As of December 31, 2015:
Assets:
Loans held for sale	$—	$1,279	$153	$1,432
Impaired loans	—	262	129,433	129,695
Total assets at fair value	$—	$1,541	$129,586	$131,127

As of December 31, 2014:
Assets:
Loans held for sale	$—	$36,956	$—	$36,956
Impaired loans	—	1,678	137,811	139,489
Total assets at fair value	$—	$38,634	$137,811	$176,445
Loans held for sale consist of bank loans and CRE loans identified for sale due to credit concerns.  Interest on loans held for sale is recognized according to the contractual terms of the loan and included in interest income on loans.  The fair value of bank loans held for sale and impaired bank loans is based on what secondary markets are currently offering for these loans.  As such, the Company classifies these loans as nonrecurring Level 2.  For the Company’s CRE loans where there is no primary market, fair value is measured using discounted cash flow analysis and other valuation techniques and these loans are classified as nonrecurring Level 3. The amount of nonrecurring fair value losses for specifically impaired loans for the years ended December 31, 2015, 2014 and 2013 was $39.2 million, $1.3 million and $3.1 million respectively. The amounts of nonrecurring fair value losses for loans held for sale for the years ended December 31, 2015, 2014 and 2013 was $1.3 million, $680,000, and $3.9 million.
The Company had $372,000, $0 and $863,000 of losses included in earnings due to the other-than-temporary impairment charges during the years ended December 31, 2015, 2014 and 2013, respectively. These losses were included in the consolidated statements of operations as net impairment losses recognized in earnings.
In accordance with guidance on fair value measurements and disclosures, the Company is not required to disclose quantitative information with respect to unobservable inputs contained in fair value measurements that are not developed by the Company. As a consequence, the Company has not disclosed such information associated with fair values obtained from third-party pricing sources.
For Level 3 assets and liabilities measured at fair value on a recurring or non-recurring basis as of December 31, 2015, for which quantitative information with respect to unobservable inputs was available, the significant unobservable inputs used in the fair value measurements were as follows (in thousands, except were otherwise indicated):

	Fair Value at December 31, 2015	Valuation Technique	Significant Unobservable Inputs	Significant Unobservable Input Value
Interest rate swap agreements	$3,459	Discounted cash flow	Weighted average credit spreads	5.38%
Warrant	$1,051	Option pricing model	Market capitalization (in millions)	$172.7
			Volatility	50.0%
The Company is required to disclose the fair value of financial instruments for which it is practicable to estimate that value.  The fair values of the Company's short-term financial instruments such as cash and cash equivalents, restricted cash, principal paydown receivable, interest receivable, distribution payable and accrued interest expense, repurchase agreements and the secured revolving credit agreement approximate their carrying value on the consolidated balance sheets.  The fair values of the Company’s investment securities, trading is reported in Note 6.  The fair values of the Company’s investment securities available-for-sale are reported in Note 7.  The fair values of the Company’s derivative instruments and linked transactions are reported in Note 22.

(Back to Index)

(Back to Index)

RESOURCE CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS − (Continued)
DECEMBER 31, 2015

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
The fair values of the Company’s remaining financial instruments that are not reported at fair value on the consolidated balance sheets are reported below (in thousands):

		Fair Value Measurements
	Carrying Amount	Fair Value	Quoted Prices in Active Markets for Identical Assets of Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
As of December 31, 2015:
Loans held-for-investment	$2,160,751	$2,150,061	$—	$222,100	$1,927,961
CDO notes	$1,032,581	$923,817	$—	$—	$923,817
Junior subordinated notes	$51,413	$17,907	$—	$—	$17,907
Convertible notes	$205,484	$205,484	$—	$—	$205,484
Repurchase agreements	$418,836	$418,836	$—	$—	$418,836
Senior secured revolving credit agreement	$186,974	$186,974	$—	$—	$186,974

As of December 31, 2014:
Loans held-for-investment	$1,925,980	$1,909,019	$—	$570,071	$1,338,948
Loans receivable-related party	$558	$558	$—	$—	$558
CDO notes	$1,046,493	$975,762	$—	$—	$975,762
Junior subordinated notes	$51,205	$17,699	$—	$—	$17,699
Convertible notes	$108,374	$108,374	$—	$—	$108,374
Repurchase agreements	$399,662	$399,662	$—	$—	$399,662
Senior secured revolving credit agreement	$111,137	$111,137	$—	$—	$111,137
NOTE 22 - MARKET RISK AND DERIVATIVE INSTRUMENTS
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
DECEMBER 31, 2015

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
At December 31, 2015, the Company had nine interest rate swap contracts outstanding whereby the Company paid a weighted average fixed rate of 5.38% and received a variable rate equal to one-month LIBOR.  The aggregate notional amount of these contracts was $102.8 million at December 31, 2015.  The counterparties for the Company’s designated interest rate hedge contracts at such date were Credit Suisse International and Wells Fargo. The Company had master netting agreements with Credit Suisse International and Wells Fargo at December 31, 2015. Regulations promulgated under the Dodd-Frank Act mandate that the Company clear certain new interest rate swap transactions through a central counterparty. Transactions that are centrally cleared result in the Company facing a clearing house, rather than a swap dealer, as counterparty.  Central clearing requires the Company to post collateral in the form of initial and variation margin to satisfy potential future obligations.  As of December 31, 2015, there were no centrally cleared interest rate swap contracts. The Company classifies these hedges as cash flow hedges, which are hedges that eliminate the risk of changes in the cash flows of a financial asset or liability. The Company records changes in fair value of derivatives designated and effective as cash flow hedges in other comprehensive income, and records changes in fair value of derivatives designated and ineffective as cash flow hedges in earnings.
At December 31, 2014, the Company had 10 interest rate swap contracts outstanding whereby the Company paid a weighted average fixed rate of 5.12% and received a variable rate equal to one-month LIBOR.  The aggregate notional amount of these contracts was $124.0 million at December 31, 2014.  The counterparties for the Company’s designated interest rate hedge contracts are Credit Suisse International and Wells Fargo with which the Company has master netting agreements.
The estimated fair value of the Company’s liability related to interest rate swaps was $3.5 million and $8.7 million as of December 31, 2015 and December 31, 2014, respectively.  The Company had aggregate unrealized losses of $3.5 million and $9.0 million on the interest rate swap agreements as of December 31, 2015 and December 31, 2014, respectively, which is recorded in accumulated other comprehensive income and a portion is recognized through earnings.  The amortization is reflected in interest expense in the Company’s consolidated statements of operations.  In connection with the June 2007 close of RREF CDO 2007-1, the Company realized a swap termination gain of $2.6 million, which is being amortized over the term of RREF CDO 2007-1.  The accretion is reflected as a reduction of interest expense in the Company’s consolidated statements of operations.  In connection with the termination of a $53.6 million swap related to RREF CDO 2006-1 during the nine months ended September 30, 2008, the Company realized a swap termination loss of $4.2 million, which is being amortized over the term of a new $45.0 million swap.  The amortization is reflected in interest expense in the Company’s consolidated statements of operations.

(Back to Index)

(Back to Index)

RESOURCE CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS − (Continued)
DECEMBER 31, 2015

During the years ended December 31, 2006, 2007 and 2008, the Company terminated 18 hedges through accumulated other comprehensive loss, to be amortized through earnings over the life of the remaining debt. During the years ended December 31, 2015, 2014 and 2013, the Company recognized expense of $275,000, $282,000 and $288,000, respectively, into earnings related to the amortization of gains and losses on the 18 terminated hedges. In the next twelve months, the Company expects to reclassify $57,000 from accumulated other comprehensive loss to earnings.
The Company is also exposed to foreign currency exchange risk, a form of risk that arises from the change in price of one currency against another. Substantially all of the Company's revenues are transacted in U.S. dollars; however, a portion of the Company's capital is exposed to other currencies, primarily the Euro and, to a lesser extent, the pound sterling. To address this market risk, the Company generally hedges foreign currency-denominated exposures (typically investments in debt instruments, including forecasted principal and interest payments) with foreign currency forward contracts. The Company classifies these hedges as fair value hedges, which are hedges that mitigate the risk of changes in the fair values of assets, liabilities, and certain types of firm commitments. The Company records changes in the fair value of derivatives designated and effective as fair value hedges in earnings offset by the corresponding changes in the fair values of the hedged items.
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
In March 2014, the Company was issued warrants in connection with the funding of a middle market loan. The warrants give the Company the right, but not the obligation, to purchase up to 0.9% of the total fully diluted common stock of Constellation Health LLC. As amended in September 2014, the warrants have an exercise price equal to the lesser of the Constellation Health's trailing twelve month earnings before interest, taxes, depreciation, and amortization times a multiplier of 6, or $50.0 million. The warrants also feature a seven-year term, allowances for either cash-based or cashless exercise, standard adjustments for stock splits, full-ratchet anti-dilution adjustments, and beneficial ownership limitations. The value of the warrants was calculated by performing a Black-Scholes analysis.
In December 2014, the Company, through its subsidiary, Pelium, purchased call options on U.S. Treasury futures to act as a hedge against interest rate risk. The options gave the Company the right, but not the obligation, to purchase futures contracts on March 2015 U.S. Treasury notes. The options were sold during the three months ended March 31, 2015.

(Back to Index)

(Back to Index)

RESOURCE CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS − (Continued)
DECEMBER 31, 2015

The following tables present the fair value of the Company’s derivative financial instruments as well as their classification on the Company's consolidated balance sheets and on the consolidated statements of operations for the years presented:

Fair Value of Derivative Instruments as of December 31, 2015 (in thousands)

	Asset Derivatives
	Notional Amount	Balance Sheet Location	Fair Value
Interest rate lock agreements (1)	$105,385	Derivatives, at fair value	$1,224
Forward contracts - residential mortgage lending	$92,413	Derivatives, at fair value	$345
Forward contracts - foreign currency, hedging (2)(3)	$24,850	Derivatives, at fair value	$727
Forward contracts - TBA securities	$29,500	Derivatives, at fair value	$99
Warrants (4)	$553	Derivatives, at fair value	$1,051
	Liability Derivatives
	Notional Amount	Balance Sheet Location	Fair Value
Interest rate swap contracts, hedging (5)	$102,799	Derivatives, at fair value	$3,459
Interest rate lock agreements (6)	$505	Derivatives, at fair value	$3
Forward contracts - residential mortgage lending	$143,553	Derivatives, at fair value	$479
Forward contracts - TBA securities	$1,500	Derivatives, at fair value	$—

Interest rate swap contracts, hedging	$102,799	Accumulated other comprehensive income (loss)	$(3,471)

(1)	The notional amount of the Company’s interest rate lock agreements in an asset position is the pass-through weighted total commitments with a weighted average pass-through percentage of 85.9%.

(2)	The notional amount is presented on a currency converted basis. The notional amount of our foreign currency hedging forward contracts was €22.9 million as of December 31, 2015.

(3)	Foreign currency forward contracts are accounted for as fair value hedges.

(4)	The notional amount of the Company's warrants is the calculated number of shares available for purchase.

(5)	Interest rate swaps contracts are accounted for as fair value hedges.

(6)	The notional amount of the Company’s interest rate lock agreements in a liability position is the pass-through weighted total commitments with a weighted average pass-through percentage of 19.5%.

(Back to Index)

(Back to Index)

RESOURCE CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS − (Continued)
DECEMBER 31, 2015

Fair Value of Derivative Instruments as of December 31, 2014 (in thousands)

	Asset Derivatives
	Notional Amount	Balance Sheet Location	Fair Value
Interest rate lock agreements (1)	$59,467	Derivatives, at fair value	$970
Forward contracts - residential mortgage lending	$5,000	Derivatives, at fair value	$7
Forward contracts - RMBS securities	$42,614	Derivatives, at fair value	$1,297
Forward contracts - foreign currency, hedging (2)(3)	$54,948	Derivatives, at fair value	$3,377
Options - U.S. Treasury futures	$90	Derivatives, at fair value	$52
Warrants (4)	$492	Derivatives, at fair value	$898
	Liability Derivatives
	Notional Amount	Balance Sheet Location	Fair Value
Interest rate swap contracts, hedging (5)	$124,017	Derivatives, at fair value	$8,680
Interest rate lock agreements (6)	$798	Derivatives, at fair value	$10
Forward contracts - residential mortgage lending	$154,692	Derivatives, at fair value	$1,036
Forward contracts - TBA securities	$15,000	Derivatives, at fair value	$47

Interest rate swap contracts, hedging	$124,017	Accumulated other comprehensive income (loss)	$(8,680)

(1)	The notional amount of the Company’s interest rate lock agreements in an asset position is the pass-through weighted total commitments with a weighted average pass-through percentage of 76.4%.

(2)	The notional amount is presented on a currency converted basis. The notional amount of our foreign currency hedging forward contracts was €45.4 million as of December 31, 2014.

(3)	Foreign currency forward contracts are accounted for as fair value hedges.

(4)	The notional amount of the Company's warrants is the calculated number of shares available for purchase.

(5)	Interest rate swaps contracts are accounted for as fair value hedges.

(6)	The notional amount of the Company’s interest rate lock agreements in a liability position is the pass-through weighted total commitments with a weighted average pass-through percentage of 21.2%.

(Back to Index)

(Back to Index)

RESOURCE CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS − (Continued)
DECEMBER 31, 2015

The Effect of Derivative Instruments on the Statements of Operations for the
Year Ended December 31, 2015 (in thousands)

	Derivatives
	Statement of Operations Location	Realized and Unrealized Gain (Loss) (1)
Interest rate swap contracts, hedging	Interest expense	$6,335
Interest rate swap contracts, hedging	Net realized and unrealized gain (loss) on sales of investment securities available-for-sale and loans and derivatives	$(18)
Interest rate lock agreements	Net realized and unrealized gain (loss) on sales of investment securities available-for-sale and loans and derivatives	$261
Forward contracts - residential mortgage lending	Net realized and unrealized gain (loss) on sales of investment securities available-for-sale and loans and derivatives	$895
Forward contracts - RMBS securities	Net realized and unrealized gain (loss) on sales of investment securities available-for-sale and loans and derivatives	$(215)
Forward contracts - foreign currency, hedging	Net realized and unrealized gain (loss) on sales of investment securities available-for-sale and loans and derivatives	$2,925
Options - U.S. Treasury futures	Net realized and unrealized gain (loss) on sales of investment securities available-for-sale and loans and derivatives	$184
Forward contracts - TBA securities	Net realized and unrealized gain (loss) on sales of investment securities available-for-sale and loans and derivatives	$483

(Back to Index)

(Back to Index)

RESOURCE CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS − (Continued)
DECEMBER 31, 2015

The Effect of Derivative Instruments on the Statements of Operations for the
Year Ended December 31, 2014 (in thousands)

	Derivatives
	Statement of Operations Location	Realized and Unrealized Gain (Loss) (1)
Interest rate swap contracts, hedging	Interest expense	$6,555
Interest rate lock agreements	Net realized and unrealized gain (loss) on sales of investment securities available-for-sale and loans and derivatives	$960
Forward contracts - residential mortgage lending	Net realized and unrealized gain (loss) on sales of investment securities available-for-sale and loans and derivatives	$(1,029)
Forward contracts - RMBS securities	Net realized and unrealized gain (loss) on sales of investment securities available-for-sale and loans and derivatives	$1,297
Forward contracts - foreign currency, hedging	Net realized and unrealized gain (loss) on sales of investment securities available-for-sale and loans and derivatives	$3,377
Options - U.S. Treasury futures	Net realized and unrealized gain (loss) on sales of investment securities available-for-sale and loans and derivatives	$(28)
Forward contracts - TBA securities	Net realized and unrealized gain (loss) on sales of investment securities available-for-sale and loans and derivatives	$(47)
Warrants	Net realized and unrealized gain (loss) on sales of investment securities available-for-sale and loans and derivatives	$898

The Effect of Derivative Instruments on the Statements of Operations for the
Year Ended December 31, 2013 (in thousands)

	Derivatives
	Statement of Operations Location	Realized and Unrealized Gain (Loss) (1)
Interest rate swap contracts, hedging	Interest expense	$6,751

(1)Negative values indicate a decrease to the associated balance sheets or consolidated statements of operations line items.
Linked Transactions
As the result of an accounting standards update adopted on January 1, 2015 (see Note 2), the Company unlinked its previously linked transactions and disclosed affected asset, liability, income and expense balances at their gross values in its consolidated financial statements. Accordingly, the Company had no financing arrangements being accounted for as linked transactions as of December 31, 2015.
The Company's linked transactions were evaluated on a combined basis, reported as forward (derivative) instruments and presented as assets on the Company's consolidated balance sheets at fair value. The fair value of linked transactions reflected the value of the underlying CMBS, linked repurchase agreement borrowings and accrued interest payable on such instruments. The Company's linked transactions were not designated as hedging instruments and, as a result, the change in the fair value and net interest income from linked transactions was reported in other income on the Company's consolidated statements of operations in prior periods.

(Back to Index)

(Back to Index)

RESOURCE CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS − (Continued)
DECEMBER 31, 2015

As of December 31, 2014, the Company held non-hedging linked transactions, net at fair value of $15.4 million. During the years ended December 31, 2014 and 2013, the Company recorded unrealized gain (loss) and net interest income on linked transactions, net of $7.9 million and $(3.8) million, respectively.

The following table presents certain information about the components of the unrealized gain (loss) and net interest income from linked transactions, net, included in the Company's consolidated statements of operations for the years ended 2015, 2014 and 2013 (in thousands):

	December 31,
	2015	2014	2013
Components of Unrealized Net (Losses) Gains and Net Interest Income
Income from Linked Transactions
Interest income attributable to CMBS underlying linked transactions	$—	$2,879	$2,912
Interest expense attributable to linked repurchase agreement borrowings underlying linked transactions	—	(644)	(735)
Change in fair value of linked transactions included in earnings	—	5,615	(6,018)
Unrealized net (losses) gains and net interest income from linked transactions	$—	$7,850	$(3,841)

The following table summarizes the Company's investment securities, underlying linked transactions, which were carried at fair value (in thousands):

	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
As of December 31, 2014:
CMBS linked transactions	$48,138	$539	$(72)	$48,605
The following table summarizes the estimated maturities of the Company’s CMBS previously linked transactions according to their estimated weighted average life classifications (in thousands, except percentages):

Weighted Average Life	Fair Value	Amortized Cost	Weighted Average Coupon
As of December 31, 2014:
Less than one year	$7,834	$7,775	5.36%
Greater than one year and less than five years	36,587	36,274	4.65%
Greater than five years and less than ten years	4,184	4,089	4.52%
Greater than ten years	—	—	—%
Total	$48,605	$48,138	4.66%

The following table shows the fair value, gross unrealized losses and the length of time the investment securities available-for-sale have been in a continuous unrealized loss position during the period specified (in thousands):

	Less than 12 Months		More than 12 Months		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
As of December 31, 2014:
CMBS linked transactions	$7,609	$(57)	$777	$(15)	$8,386	$(72)

(Back to Index)

(Back to Index)

RESOURCE CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS − (Continued)
DECEMBER 31, 2015

The following table summarizes the Company's CMBS previously linked repurchase agreements (in thousands, except percentages):

	As of
	December 31, 2014
Maturity or Repricing	Balance (1)	Weighted Average Interest Rate
Within 30 days	$33,397	1.56%
>30 days to 90 days	—	—%
Total	$33,397	1.56%

NOTE 23 - OFFSETTING OF FINANCIAL ASSETS AND LIABILITIES
As the result of an accounting standards update adopted on January 1, 2015 (see Note 2), the Company unlinked its previously linked transactions and disclosed affected asset, liability, income and expense balances at their gross values in its consolidated financial statements. Accordingly, the Company had no financing arrangements being accounted for as linked transactions as of December 31, 2015.
The following table presents a summary of the Company's offsetting of derivative assets, presented (in thousands):

	(i) Gross Amounts of Recognized Assets	(ii) Gross Amounts Offset in the Consolidated Balance Sheets	(iii) = (i) - (ii) Net Amounts of Assets Presented in the Consolidated Balance Sheets	(iv) Gross Amounts Not Offset in the Consolidated Balance Sheets
				Financial Instruments	Cash Collateral Pledged	(v) = (iii) - (iv) Net Amount
As of December 31, 2015:
Derivative hedging instruments, at fair value	$3,446	$—	$3,446	$—	$—	$3,446
Total	$3,446	$—	$3,446	$—	$—	$3,446

As of December 31, 2014:
Derivative hedging instruments, at fair value	$4,334	$—	$4,334	$—	$—	$4,334
Linked transactions	48,764	33,397	15,367	—	—	15,367
Total	$53,098	$33,397	$19,701	$—	$—	$19,701

(Back to Index)

(Back to Index)

RESOURCE CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS − (Continued)
DECEMBER 31, 2015

The following table presents a summary of the Company's offsetting of financial liabilities and derivative liabilities for the periods presented as follows (in thousands):

	(i) Gross Amounts of Recognized Liabilities	(ii) Gross Amounts Offset in the Consolidated Balance Sheets	(iii) = (i) - (ii) Net Amounts of Liabilities Presented in the Consolidated Balance Sheets	(iv) Gross Amounts Not Offset in the Consolidated Balance Sheets		(v) = (iii) - (iv) Net Amount
				Financial Instruments (1)	Cash Collateral Pledged (2)
As of December 31, 2015:
Derivative hedging instruments, at fair value (3)	$3,941	$—	$3,941	$—	$500	$3,441
Repurchase agreements and term facilities (4)	418,836	—	418,836	418,836	—	—
Total	$422,777	$—	$422,777	$418,836	$500	$3,441

As of December 31, 2014:
Derivative hedging instruments, at fair value (3)	$8,466	$—	$8,466	$—	$500	$7,966
Repurchase agreements and term facilities (4)	399,662	—	399,662	399,662	—	—
Linked transactions	33,397	33,397	—	—	—	—
Total	$441,525	$33,397	$408,128	$399,662	$500	$7,966

(1)	Amounts represent collateral pledged that is available to be offset against liability balances associated with term facilities, repurchase agreements and derivative transactions.

(2)	Amounts represent amounts pledged as collateral against derivative transactions.

(3)	The fair value of securities and/or cash and cash equivalents pledged against the Company's swaps was $500,000 and $2.6 million at December 31, 2015 and 2014, respectively.

(4)
The combined fair value of securities and loans pledged against the Company's various term facilities and repurchase agreements was $643.2 million and $565.6 million at December 31, 2015 and 2014, respectively.

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
DECEMBER 31, 2015

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
Taxable income from non-REIT activities managed primarily through the Company's taxable REIT subsidiaries is subject to federal, state and local income taxes. The Company's taxable REIT subsidiaries' income taxes are accounted for under the asset and liability method.  Under the asset and liability method, deferred income taxes are recognized for the temporary differences between the financial reporting basis and tax basis of assets and liabilities.
The following table details the components of income taxes (in thousands):

	Years Ended December 31,
	2015	2014	2013
Provision (benefit) for income taxes:
Current:
Federal	$1,705	$6,819	$4,601
State	430	2,505	1,068
Total current	2,135	9,324	5,669

Deferred:
Federal	(1,007)	(9,450)	(5,116)
State	617	(2,086)	(1,594)
Total deferred	(390)	(11,536)	(6,710)
Income tax provision (benefit)	$1,745	$(2,212)	$(1,041)

A reconciliation of the income tax benefit (provision) based upon the statutory tax rate to the effective income tax rate is as follows (in thousands):

	Years Ended December 31,
	2015	2014	2013
Statutory tax	$361	$(2,232)	$(588)
State and local taxes, net of federal benefit	704	(375)	(728)
Permanent adjustments	149	41	2
True-up of prior period tax expense	530	353	253
Other items	1	1	20
	$1,745	$(2,212)	$(1,041)

(Back to Index)

(Back to Index)

RESOURCE CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS − (Continued)
DECEMBER 31, 2015

The components of deferred tax assets and liabilities are as follows (in thousands):

	December 31,
	2015	2014
Deferred tax assets related to:
Investment in securities	$1,657	$1,030
Intangible assets basis difference	—	2,533
Federal, state and local loss carryforwards	11,156	7,848
Bad debt for reserves	208	—
Reserve on MSR valuation	222	—
Deferred revenue	—	207
Accrued expenses	895	56
Amortization of intangibles	3,182	766
Unrealized gains/losses	1,725	1,799
Mark to market adjustment	—	188
Charitable contribution carryforwards	6	6
CLCO carryforwards	1,826	—
Foreign exchange gain (loss)	156	—
Equity compensation	34	167
Gain (loss) on sale of investments	—	116
Partnership investment	1,965	(1,622)
Total deferred tax assets	23,032	13,094
Valuation allowance	—	—
Total deferred tax assets	$23,032	$13,094

Deferred tax liabilities related to:
Unrealized gain (loss) on investments	$(951)	$(366)
Amortization of intangibles	(6,319)	—
Gain (loss) on sale of investments	(1,389)	—
Depreciation	(80)	(1)
Accrued expenses	—	(3)
Deferred revenue	(2)	—
Partnership investment	(1,645)	(90)
Total deferred tax liabilities	$(10,386)	$(460)

Deferred tax assets, net	$12,646	$12,634

(Back to Index)

(Back to Index)

RESOURCE CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS − (Continued)
DECEMBER 31, 2015

Apidos CDO I, Apidos CDO III, Apidos Cinco CDO, Apidos CLO VIII, Whitney CLO I, Harvest CLO VII, Moselle CLO, Harvest CLO VIII, Harvest X Investor, Harvest CLO X, and Harvest CLO XV Designated Activity Company, the Company's foreign TRSs, are organized as exempted companies incorporated with limited liability under the laws of the Cayman Islands and, with respect to Moselle CLO, Luxembourg and, with respect to Harvest CLO VII, Harvest CLO VIII, Harvest CLO X, and Harvest CLO XV Designated Activity Company, Ireland, and are generally exempt from federal and state income tax at the corporate level because their activities in the United States are limited to trading in stock and securities for their own account.  Therefore, despite their status as TRSs, they generally will not be subject to corporate tax on their earnings and no provision for income taxes is required; however, because they are “controlled foreign corporations,” the Company will generally be required to include Apidos CDO I's, Apidos CDO III's, Apidos Cinco CDO's, Apidos CLO VIII's, Whitney CLO I's, Harvest CLO VII’s, Moselle CLO’s, Harvest CLO VIII’s, Harvest X Investor’s, Harvest X CLO’s and Harvest XV Designated Activity Comoany's current taxable income in its calculation of REIT taxable income.
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
DECEMBER 31, 2015

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
On September 28, 2015, the Company acquired 100.0% of the equity of Harvest CLO XV Designated Activity Company, which is a foreign TRS, organized as an exempt company incorporated with limited liability under the laws of Ireland.  This equity is directly owned by a domestic qualified REIT subsidiary of the Company and, accordingly, its earning are included in the Company’s calculation of REIT taxable income.  In December 2015, a third party purchased a piece of the equity, decreasing our ownership to 66.0%.
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
As of December 31, 2015, the Company had $29.7 million of gross federal and $74.7 million of gross state and local net operating tax loss carryforwards ("NOLs"), respectively, or $104.4 million (deferred tax asset of $11.2 million) in total that will begin to expire in 2032.  Management believes it is more likely than not that the Company will be able to utilize all of these NOLs during the respective loss carry forward periods based on tax planning strategies that will generate future taxable income. As such, a valuation allowance has not been established against these deferred tax assets.  Management will continue to assess the need for a valuation allowance in future periods.
As of December 31, 2015, income tax returns for the calendar years 2012 - 2015 remain subject to examination by IRS and/or any state or local taxing jurisdiction. The Company has not executed any agreements with the IRS or any state and/or local taxing jurisdiction to extend a statue of limitations in relation to any previous year.

(Back to Index)

(Back to Index)

RESOURCE CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS − (Continued)
DECEMBER 31, 2015

NOTE 25 - QUARTERLY RESULTS
The following is a presentation of the quarterly results of operations:

	March 31	June 30	September 30	December 31
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
	(in thousands, except per share data)
Year Ended December 31, 2015:
Interest income	$37,642	$36,541	$39,328	$44,566
Interest expense (1)	14,902	15,803	17,227	17,721
Net interest income	$22,740	$20,738	$22,101	$26,845

Net income (loss) allocable to common shares	$9,402	$(31,011)	$6,778	$949

Net income (loss) per share − basic	$0.29	$(0.94)	$0.21	$0.03

Net income (loss) per share − diluted	$0.28	$(0.94)	$0.21	$0.03

Year Ended December 31, 2014:
Interest income	$27,085	$30,592	$33,841	$35,389
Interest expense (1)	9,627	10,610	11,510	13,726
Net interest income	$17,458	$19,982	$22,331	$21,663

Net income allocable to common shares	$15,116	$14,677	$7,328	$6,906

Net income per share − basic	$0.48	$0.46	$0.23	$0.21

Net income per share − diluted	$0.48	$0.46	$0.22	$0.21
(1) Certain reclassifications have been made to the 2015 and 2014 consolidated financial statements.

NOTE 26 - COMMITMENTS AND CONTINGENCIES
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
In September 2015, Daren Levin filed a putative class action in the United States District Court for the Southern District of New York on behalf of all persons who purchased Company common stock between March 2, 2015 and August 4, 2015. On November 24, 2015, the Court appointed Douglas Drees as the lead plaintiff in the action, and thereafter entered a stipulation and order directing the lead plaintiff to file an amended complaint. On February 12, 2016, the lead plaintiff filed an amended complaint, alleging that the Company and certain of its officers and directors materially misrepresented certain risks of the Company’s commercial loan portfolio and its processes and controls for assessing the quality of its portfolio. Based on these allegations, the amended complaint asserts claims for violation of the securities laws and seeks a variety of relief, including unspecified monetary damages as well as costs and attorneys’ fees.  The Company believes the amended complaint is without merit and intends to defend itself vigorously.
In December 2015, Josh Reaves filed a shareholder derivative suit in the Supreme Court of New York alleging that the directors and certain officers of the Company breached their fiduciary duties by causing the Company to misrepresent certain risks of the Company’s commercial loan portfolio, by failing to employ adequate internal and financial controls at the Company, and by failing to disclose and causing the Company to fail to disclose the alleged internal control deficiencies. The Complaint, which has not yet been served on the Company, purports to seek relief on behalf of the Company for unspecified damages as well as

(Back to Index)

(Back to Index)

RESOURCE CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS − (Continued)
DECEMBER 31, 2015

costs and attorneys’ fees. The Company believes that the Plaintiff, who failed to make a pre-suit demand on the Board, lacks standing to assert claims derivatively on behalf of the Company and intends to respond accordingly in the event that it is served.
PCM is a party to various claims and legal proceedings at various times. If they believe that a loss arising from any of these matters is probable and can be reasonably estimated, the loss is recorded. Some of these claims may relate to claims for repurchases or indemnifications on loans that PCM has sold to investors.  Such claims are included in the reserve for mortgage repurchases and indemnifications. There was no additional accrual for litigation outcomes at December 31, 2015 and 2014.
On May 13, 2014, ResCap Liquidating Trust (“ResCap”) as successor to Residential Funding Company, LLC (“RFC”), filed an adversary proceeding against PCM in United States Bankruptcy Court of the Southern District of New York.  ResCap has sued some 90 sellers of residential mortgage loans for alleged breaches of warranty in various loans sold to RFC.  RFC contends that such breaches caused it damages from loan losses and liability to other transferees of the loans.  The case remains pending and has been consolidated with other cases for discovery and pre-trial purposes.  PCM intends to defend the action vigorously.
Loans on one-to-four family residential mortgages originated by PCM are sold to various financial institutions and governmental entities with representations and warranties that are usual and customary for the industry. In the event of a breach of any of the representations and warranties related to a loan sold, PCM may be required to indemnify the investor against future losses, repurchase the mortgage loan or reimburse the investor for actual losses incurred (referred to as “make whole payments”).  The maximum exposure to credit loss in the event of an indemnification or loan repurchase would be the unpaid principal balance of the loan along with any premium paid by the investor when the loan was purchased, accrued but unpaid interest and other minor cost reimbursements.  This maximum exposure is at least partially mitigated by the value of the collateral underlying the mortgage loan.
As of December 31, 2015, outstanding demands for indemnification, repurchase or make whole payments totaled approximately $20.5 million, of which a substantial portion related to loans sold to four investors prior to 2011.  Furthermore, a significant portion of these demands are involved in litigation with the investor.
Unfunded commitments on the Company's originated CRE loans generally fall into two categories: (1) pre-approved capital improvement projects; and (2) new or additional construction costs subject, in each case, to the borrower meeting specified criteria. Upon completion of the improvements or construction, the Company would receive additional interest income on the advanced amount.
Except as previously discussed, the Company is unaware of any contingencies arising from such routine litigation that would require accrual or additional disclosure in the consolidated financial statements as of December 31, 2015.

(Back to Index)

(Back to Index)

RESOURCE CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS − (Continued)
DECEMBER 31, 2015

NOTE 27 - SEGMENT REPORTING
The Company has five reportable operating segments: Commercial Real Estate Lending, Commercial Finance, Middle Market Lending, Residential Mortgage Lending, and Corporate & Other. The reportable operating segments are business units that offer different products and services. The Commercial Real Estate Lending operating segment includes the Company’s activities and operations related to commercial real estate loans, commercial real estate-related securities, and investments in real estate. The Commercial Finance operating segment includes the Company’s activities and operations related to bank loans, bank loan-related securities, and direct financing leases. The Middle Market Lending operating segment includes the Company’s activities and operations related to the origination and purchase of middle market loans. The Residential Mortgage Lending operating segment includes the Company’s activities and operations related to the origination and servicing of residential mortgage loans and the investment in RMBS. The Corporate & Other segment includes corporate level interest income, interest expense, inter-segment eliminations not allocable to any particular operating segment, and general and administrative expense.

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

No single customer represents 10% or more of the consolidated revenues. Consequently, management believes that the Company’s revenues are appropriately diversified.

	Commercial Real Estate Lending	Commercial Finance	Middle Market Lending	Residential Mortgage Lending	Corporate & Other (1)(2)(3)	Total
For the Year Ended December 31, 2015:
Interest income:
External customers	$100,203	$17,452	$31,340	$4,823	$—	$153,818
Other	89	4,072	6	1	91	4,259
Total interest income	100,292	21,524	31,346	4,824	91	158,077
Interest expense	33,775	2,818	5,331	3,903	19,826	65,653
Net interest income	66,517	18,706	26,015	921	(19,735)	92,424
Amortization of MSRs	—	—	—	(4,504)	—	(4,504)
Other income from external customers	—	4,865	—	9,148	66	14,079
Total revenues	66,517	23,571	26,015	5,565	(19,669)	101,999
Less:
Segment operating expenses	130	1,507	2,351	1,229	11,297	16,514
General and administrative	2,263	3,494	2,360	31,871	8,092	48,080
Depreciation and amortization	—	4,118	2	611	127	4,858
Impairment losses	—	372	—	—	—	372
Provision (recovery) for loan losses	37,736	3,352	8,900	(99)	—	49,889
Equity in earnings of unconsolidated subsidiaries	277	(2,608)	—	—	(57)	(2,388)
Gain on sale of mortgages	—	—	—	(17,251)	—	(17,251)
Other (income) expense	216	(8,582)	(240)	(4,717)	(3,680)	(17,003)
Income (loss) before taxes	25,895	21,918	12,642	(6,079)	(35,448)	18,928
Income tax (expense) benefit	37	(2,029)	—	3,739	(3,492)	(1,745)
Net income (loss)	$25,932	$19,889	$12,642	$(2,340)	$(38,940)	$17,183

(Back to Index)

(Back to Index)

RESOURCE CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS − (Continued)
DECEMBER 31, 2015

	Commercial Real Estate Lending	Commercial Finance	Middle Market Lending	Residential Mortgage Lending	Corporate & Other (1)(2)(3)	Total
For the Year Ended December 31, 2014:
Interest income:
External customers	$76,619	$29,228	$11,878	$2,397	$—	$120,122
Other	1	6,556	—	—	228	6,785
Total interest income	76,620	35,784	11,878	2,397	228	126,907
Interest expense	23,958	8,182	806	1,347	11,180	45,473
Net interest income	52,662	27,602	11,072	1,050	(10,952)	81,434
Amortization of MSRs	—	—	—	(1,606)	—	(1,606)
Other income from external customers	8,441	6,392	—	5,100	(315)	19,618
Total revenues	61,103	33,994	11,072	4,544	(11,267)	99,446
Less:
Segment operating expenses	5,443	3,071	338	1,457	15,284	25,593
General and administrative	2,088	4,773	352	20,400	7,248	34,861
Depreciation and amortization	484	1,800	—	379	74	2,737
Impairment losses	—	—	—	—	—	—
Provision (recovery) for loan losses	(3,808)	5,519	42	—	51	1,804
Equity in earnings of unconsolidated subsidiaries	(4,364)	(478)	—	—	75	(4,767)
Gain on sale of mortgages	—	—	—	(7,997)	—	(7,997)
Other (income) expense	(8,003)	(9,277)	(435)	1,023	3,951	(12,741)
Income (loss) before taxes	69,263	28,586	10,775	(10,718)	(37,950)	59,956
Income tax (expense) benefit	300	(399)	—	2,932	(621)	2,212
Net income (loss)	$69,563	$28,187	$10,775	$(7,786)	$(38,571)	$62,168
(Back to Index)

(Back to Index)

RESOURCE CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS − (Continued)
DECEMBER 31, 2015

	Commercial Real Estate Lending	Commercial Finance	Middle Market Lending	Residential Mortgage Lending	Corporate & Other (1)(2)(3)	Total
For the Year Ended December 31, 2013:
Interest income:
External customers	$55,905	$57,119	$607	$133	$—	$113,764
Other	6	3,938	—	—	268	4,212
Total interest income	55,911	61,057	607	133	268	117,976
Interest expense	17,053	39,994	—	81	3,882	61,010
Net interest income	38,858	21,063	607	52	(3,614)	56,966
Amortization of MSRs	—	—	—	(254)	—	(254)
Other income from external customers	19,923	6,115	—	617	(384)	26,271
Total revenues	58,781	27,178	607	415	(3,998)	82,983
Less:
Segment operating expenses	14,062	2,407	—	—	22,285	38,754
General and administrative	926	6,244	—	2,552	4,785	14,507
Depreciation and amortization	1,906	1,871	—	59	19	3,855
Impairment losses	328	535	—	—	—	863
Provision (recovery) for loan losses	4,292	333	—	—	(1,605)	3,020
Equity in earnings of unconsolidated subsidiaries	(425)	(994)	—	—	470	(949)
Gain on sale of mortgages	—	—	—	(2,188)	—	(2,188)
Other (income) expense	(13,240)	(7,849)	—	958	(160)	(20,291)
Income (loss) before taxes	50,932	24,631	607	(966)	(29,792)	45,412
Income tax (expense) benefit	(33)	(2,419)	—	475	3,018	1,041
Net income (loss)	$50,899	$22,212	$607	$(491)	$(26,774)	$46,453

(1)	Includes interest expense for the Convertible Senior Notes of $17.4 million, $8.8 million, and $1.5 million for the years ended December 31, 2015, 2014, and 2013, respectively.

(2)	Includes interest expense for the Unsecured Junior Subordinated Debentures of $2.4 million, $2.4 million, and $2.4 million for the years ended December 31, 2015, 2014, and 2013, respectively.

(3)	Includes general corporate expenses and inter-segment eliminations not allocable to any particular operating segment.

The following table presents total investments in unconsolidated subsidiaries and total assets by segment for the periods indicated (in thousands):

	Commercial Real Estate Lending	Commercial Finance	Middle Market Lending	Residential Mortgage Lending	Corporate & Other (1)	Total
Investments in unconsolidated subsidiaries
December 31, 2015	$6,465	$42,017	$—	$—	$1,548	$50,030
Total Assets
December 31, 2015	$1,907,951	$298,028	$384,973	$149,351	$20,129	$2,760,432

Investments in unconsolidated subsidiaries
December 31, 2014	$654	$57,625	$—	$—	$1,548	$59,827
Total Assets
December 31, 2014	$1,576,433	$639,639	$278,691	$179,714	$54,202	$2,728,679

(1)	Includes assets not allocable to any particular operating segment.

(Back to Index)

(Back to Index)

RESOURCE CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS − (Continued)
DECEMBER 31, 2015

NOTE 28 - SUBSEQUENT EVENTS
The Company has evaluated subsequent events through the filing of this report and determined that there have not been any events that have occurred that would require adjustments to or disclosures in the consolidated financial statements, except the following:
For the period January 1, 2016 through March 1, 2016, the Company has repurchased $4.5 million of its common stock, representing approximately 396,000 shares. The total amount repurchased to date is $30.4 million, or approximately 7.1% of the Company's outstanding balance.
On February 3, 2016, Lehman Brothers Holdings Inc. (“LBHI”) as Plan Administrator under the Chapter 11 Plan of Lehman Brothers Holdings Inc. (“Lehman”), filed an adversary proceeding against PCM and more than 100 sellers of residential mortgage loans for alleged breaches of warranty in various loans sold to Lehman.  LBHI contends that such breaches caused it damages from loan losses and liability to other transferees of the loans.  PCM intends to defend the action vigorously.

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
Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2015. In making this assessment, management used the criteria set forth in the 2013 version of the Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based upon this assessment, management concluded that our internal control over financial reporting is effective as of December 31, 2015.
Our independent registered public accounting firm, Grant Thornton LLP, audited our internal control over financial reporting as of December 31, 2015. Their report, dated March 10, 2016, expressed an unqualified opinion on our internal control over financial reporting. This report is included in this Item 9A.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting during the quarter ended December 31, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

(Back to Index)

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders
Resource Capital Corp.
We have audited the internal control over financial reporting of Resource Capital Corp. (a Maryland Corporation) and subsidiaries (the “Company”) as of December 31, 2015, based on criteria established in the 2013 Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.
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
In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2015, based on criteria established in the 2013 Internal Control-Integrated Framework issued by COSO.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements of the Company as of and for the year ended December 31, 2015, and our report dated March 10, 2016, expressed an unqualified opinion on those financial statements.

/s/ Grant Thornton LLP

Philadelphia, Pennsylvania
March 10, 2016

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
Names of Directors, Principal Occupation and Other Information
Walter T. Beach, age 49, has been a director since March 2005.  Mr. Beach has been Managing Director of Beach Investment Counsel, Inc., an investment management firm, since 1997.  From 1993 to 1997, Mr. Beach was a Senior Analyst and Director of Research at Widmann, Siff and Co., Inc., an investment management firm where, beginning in 1994, he was responsible for the firm's investment decisions for its principal equity product. Before that he was an associate and financial analyst at Essex Financial Group, a consulting and merchant banking firm, and an analyst at Industry Analysis Group, an industry and economic consulting firm. Mr. Beach has served as a director of The Bancorp, Inc., a publicly-traded (NASDAQ: TBBK) bank holding company, and its subsidiary bank, The Bancorp Bank, since 1999. Mr. Beach also served as a director of Institutional Financial Markets, Inc. and its predecessor, Cohen & Company, a publicly-traded (NYSE MKT: IFMI) financial services company specializing in credit related fixed income investments, from December 2009 to 2013.
Edward E. Cohen, age 77, has been a director since March 2005 and was our Chairman from March 2005 to November 2009. Mr. Cohen is Chairman of Resource America, the corporate parent of our Manager, a position he has held since 1990. He was Resource America's Chief Executive Officer from 1988 to 2004 and its President from 2000 to 2003. He has been the Chairman of the Board and Chief Executive Officer of Atlas Growth Partners GP, LLC, the general partner of Atlas Growth Partners, L.P., an emerging growth company in the oil and natural gas industry, since its inception in 2013. Mr. Cohen has been the Chief Executive Officer of Atlas Energy Group, LLC (NYSE: ATLS), an oil and gas company, since February 2015 and President from February 2015 to April 2015, and before that was Chairman and Chief Executive Officer since February 2012. Mr. Cohen has been Executive Chairman of Atlas Resource Partners , L.P. (NYSE: ARP), an oil and gas company, since August 2015. Mr. Cohen was the Chairman of the Board of the general partner of Atlas Energy, L.P. ("Atlas Energy"), an oil and gas company, from its formation in January 2006 until February 2011, when he became its Chief Executive Officer and President until its sale to Targa Resources Corp. in February 2015 (the "Atlas Energy Merger"). Mr. Cohen served as the Chief Executive Officer of Atlas Energy's general partner from its formation in January 2006 in February 2009. Mr. Cohen served on the executive committee of Atlas Energy's general partners from 2006 until the Atlas Energy Merger in February 2015. Mr. Cohen also the Chairman of the Board and Chief Executive Officer of Atlas Energy, Inc. (formerly known as Atlas America, Inc.),an oil and gas company, from its organization in 2000 until February 2011, and also served as President from September 2000 to October 2009. Mr. Cohen was the Executive Chair of the managing board of Atlas Pipeline Partners GP, LLC, the general partner of Atlas Pipeline Partners, L.P., a natural gas pipeline company, from its formation in 1999 until February 2015, and was its Chief Executive Officer from 1999 to January 2009. Mr. Cohen was the Chairman of the Board and Chief Executive Officer of Atlas Energy Resources, LLC and its manager, Atlas Energy Management, Inc., from their formation in June 2006 until February 2011.
Jonathan Z. Cohen, age 45, has been our Chief Executive Officer, President and a director since March 2005. Mr. Cohen has been President since 2003, Chief Executive Officer since 2004 and a director since 2002 of Resource America. He was Chief Operating Officer of Resource America from 2002 to 2004, Executive Vice President from 2001 to 2003, and a Senior Vice President from 1999 to 2001. He has been the Executive Vice Chairman of the Board of Directors of Atlas Growth Partners GP, LLC, the general partner of Atlas Growth PArtners, L.P., an emerging growth company in the oil and natural gas industry, since its inception in 2013. Mr. Cohen has served as the Executive Chairman of the Board of Directors of Atlas Energy Group, LLC (NYSE: ATLS) since February 2015, and before that was Vice Chairman from February 2012. Mr. Cohen has served as Executive Vice Chairman of Atlas Resource Partners, L.P. (NYSE: ARP) since August 2015. Mr. Cohen served as Executive Chairman of the Board of Atlas Energy, L.P.'s general partner from January 2012 until the Atlas Energy Merger in February 2015. Before that, he served as Chariman of the Board of Atlas Energy's general partner from February 2011 until January 2012 and as Vice Chairman of the Board of its general partner from its formation in January 2006 until February 2011. Mr. Cohen served as chairman of the executive committee of Atlas Energy's general partners from 2006 unti lthe Atlas Merger in in February 2015. Mr. Cohen was the Vice Chairman of the Board of Atlas Energy, Inc. from its incorporation in September 2000 until February 2011. Mr. Cohen was the Executive Vice Chair of the managing board of Atlas Pipeline Partners GP, LLC from its formation in 1999 until February 2015.

(Back to Index)

(Back to Index)

Mr. Cohen was the Vice Chairman of the Board of Atlas Energy Resources, LLC and its manager, Atlas Energy Management, Inc., from their formation in June 2006 until February 2011.
Richard L. Fore, age 70, has been a director since March 2013. Mr Fore has been Chairman and Chief Executive Officer of Fore Property Company, a national real estate development company that builds, owns and manages multi-family residences throughout the United States, since 1994. Prior to founding Fore Property Company, he was a partner at Lincoln Property Company. Mr. Fore co-founded the National Multi Housing Council, the leading trade association in the apartment industry, in 1978. He was also appointed to the Presidential Housing Commission by President Reagan. Mr. Fore also served in the U.S. Department of Housing and Urban Development during the Nixon and Ford administrations.
William B. Hart, age 72, has been a director since March 2005. Mr. Hart was Chairman of the Board of Trustees of the National Trust for Historic Preservation from 1999 to 2004. He was also a director of Anthem, Inc. (now Wellpoint, Inc.), a publicly-traded (NYSE: WLP) health insurance company, from 2000 to 2004. Mr. Hart was Director of SIS Bancorp from 1995 to 2000. From 1988 to 1999, Mr. Hart served in various positions with Blue Cross/Blue Shield of New Hampshire, ending as Chairman of the Audit Committee and Chairman of the Board of Directors from 1996 to 1999. He also served as President of the Foundation for the National Capital Region, Washington, DC, from 1993 to 1996 and President of The Dunfey Group, a private investment firm, from 1986 to 1998. From 1986 to 1994 he was a director of First NH Banks where he was Chairman of the Audit Committee from 1992 to 1994.
Gary Ickowicz, age 60, has been a director since February 2007. Mr. Ickowicz has been the Managing Partner of IR Capital LLC, a real estate company that owns and operates real estate assets in the New York Metropolitan area since 2008. He was a Managing Principal of Lazard Freres Real Estate Investors, a manager of funds invested in debt and equity securities of North American real estate assets and enterprises, from 2001 to 2011. He was a director of Lazard Freres's real estate investment banking unit from 1989 through 2001. Since 2000 he has been a director of Grant Street Settlement, and since 2002 he has been a director of NCC/Neumann, both not-for-profit developers of senior housing. From 2001 to 2011, he was a director of Commonwealth Atlantic Properties, Inc., a privately-held REIT. From 2001 to 2006 he was a director of Kimsouth, Inc., a joint venture with Kimco Realty Corporation, a publicly-traded (NYSE: KIM) REIT.
Steven J. Kessler, age 72, has been our Chairman since November 2009 and was our Senior Vice President-Finance from September 2005 to November 2009 and, before that, served as our Chief Financial Officer, Chief Accounting Officer and Treasurer from March 2005 to September 2005. Mr. Kessler has been Executive Vice President of Resource America since 2005 and was Chief Financial Officer from 1997 to December 2009 and Senior Vice President from 1997 to 2005. He was a Trustee of GMH Communities Trust, a then publicly-traded specialty housing REIT, from 2004 to 2008 when it was sold. He was Vice President-Finance and Acquisitions at Kravco Company, a shopping center developer and operator, from 1994 to 1997. From 1983 to 1993 he was employed by Strouse Greenberg & Co., a regional full service real estate company, ending as Chief Financial Officer and Chief Operating Officer. Before that, he was a partner at Touche Ross & Co. (now Deloitte & Touche LLP), independent public accountants.
Murray S. Levin, age 73, has been a director since March 2005. Mr. Levin is a senior litigation partner at Pepper Hamilton LLP, a law firm with which he has been associated since 1970. Mr. Levin served as the first American president of the Association Internationale des Jeunes Avocats (Young Lawyers International Association), headquartered in Western Europe. He is a past president of the American Chapter and a member of the board of governors of the Union Internationale des Avocats (International Association of Lawyers), a Paris-based organization that is the world's oldest international lawyers association.
P. Sherrill Neff, age 64, has been a director since March 2005.  Mr. Neff is a founding partner of Quaker Partners, a health care venture and growth equity fund manager, with which he has been associated since 2002.  From 1994 to 2002 he was President and Chief Financial Officer, and from 1994 to 2003, a director of Neose Technologies, Inc., a then publicly-traded life sciences company.  Mr. Neff was also a director of The Bancorp, Inc., a publicly traded (NASDAQ: TBBK) bank holding company, from its formation in 1999 until 2002, and a director of Resource America from 1998 to 2005.  Mr. Neff is on the boards of directors of three Quaker Partners' portfolio companies, including Cempra, Inc., a publicly-traded (NASDAQ:CEMP) pharmaceutical company, since 2011 and two other private portfolio companies.  Mr. Neff was also a director of Amicus Therapeutics, a publicly-traded (NASDAQ: FOLD) biopharmaceutical company, from 2005 to 2011, and Regado BioSciences, Inc., a publicly traded (NASDAQ: RGDO) biopharmaceutical company, from 2012 until its merger into Tobira BioSciences, a publicly traded (NASDAQ: TBRA) biopharmaceutical company in 2015. Until 2013, he was a member of the board of directors of the National Venture Capital Association.
Stephanie H. Wiggins, age 50, has been a director since June 2013.  Ms. Wiggins has been Executive Vice President and Chief Investment Officer for the AFL-CIO Housing Investment Trust since 2000. From 1997 to 2000 she served in various positions at Prudential Mortgage Capital Company (formerly WMF Group), culminating as Director and Senior Investment Officer. She

(Back to Index)

(Back to Index)

previously served as a Senior Underwriter and Review Appraiser at Green Park Financial (currently d/b/a Walker & Dunlop). Ms. Wiggins is a member of the Urban Land Institute Council, National Housing Conference and Mortgage Bankers Association.
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
Non-Director Executive Officers
Eldron C. Blackwell, age 37, has been our Vice President and Chief Accounting Officer since March 2014. Mr. Blackwell was the Assistant Controller for New Penn Financial, LLC, a residential mortgage lender, from March 2013 to March 2014. From September 2001 to March 2013, he was a Senior Manager in the audit practice of the global accounting firm Grant Thornton LLP. Mr. Blackwell serves on the Board of Directors of Freire Charter School in Philadelphia.
Jeffrey D. Blomstrom, age 47, has been our Senior Vice President since March 2005. Mr. Blomstrom has been President of Resource Financial Fund Management, Inc., an asset management subsidiary of Resource America, since 2003. Mr. Blomstrom serves on the Advisory Committee to CVC Credit Partners L.P. and is a member of the credit committees of Northport Capital, LLC and Resource Real Estate Funding, Inc., Resource America's middle market loan origination and commercial real estate loan origination subsidiaries, respectively. From 2001 to 2003 Mr. Blomstrom was a Managing Director at Cohen and Company, an investment bank specializing in the financial services sector. From 2000 to 2001 he was Senior Vice President of iATMglobal.net, Inc., an ATM software development company. Mr. Blomstrom was, from 1999 to 2000, an associate at Covington & Burling, a law firm, where he focused on mergers and acquisitions and corporate governance.
David E. Bloom, age 51, has been our Senior Vice President-Real Estate Investments since March 2005. Mr. Bloom has been Senior Vice President of Resource America since 2001. He has also been President of Resource Real Estate, Inc., a wholly-owned real estate subsidiary of Resource America, since 2004 and was President of Resource Capital Partners, a wholly-owned real estate subsidiary of Resource America, from 2002 to 2006. From 2001 to 2002 he was President of Resource Properties, a former real estate subsidiary of Resource America. Before that he was Senior Vice President at Colony Capital, LLC, an international real estate opportunity fund, from 1999 to 2001. From 1998 to 1999 he was Director at Sonnenblick-Goldman Company, a real estate investment bank. From 1995 to 1998 he was an attorney at the law firm of Willkie Farr & Gallagher, LLP.

(Back to Index)

(Back to Index)

Jeffrey F. Brotman, 52, has been our Executive Vice President since June 2009 and Executive Vice President of Resource America since June 2007.  He was co-founder of Ledgewood, P.C. (a Philadelphia-based law firm) and affiliated with the firm from 1992 until June 2007, serving as managing partner from 1995 until March 2006.  Mr. Brotman is also a non-active certified public accountant and an Adjunct Professor at the University of Pennsylvania Law School.  Mr. Brotman was Chairman of the Board of Directors of TRM Corporation, a then publicly-traded consumer services company, from September 2006 until September 2008 and was its President and Chief Executive Officer from March 2006 through June 2007.
David J. Bryant, age 58, has been our Senior Vice President, Chief Financial Officer and Treasurer since June 2006, and was our Chief Accounting Officer from 2006 to 2014. From 2005 to 2006 Mr. Bryant served as Senior Vice-President, Real Estate Services, at Pennsylvania Real Estate Investment Trust, a publicly-traded (NYSE: PEI) REIT principally engaged in owning, managing, developing and leasing malls and strip centers in the eastern United States. From 2000 to 2005, Mr. Bryant served as PEI's Senior Vice President-Finance and Treasurer, and was its principal accounting officer. From 1994 to 2000, Mr. Bryant was Vice President-Finance and Controller at PEI and its predecessor, The Rubin Organization. Mr. Bryant is a non-active certified public accountant.
Other Significant Employees
The following sets forth certain information regarding other significant employees of the Manager and Resource America who provide services to us:
Anthony Coniglio, age 47, has been the President of Resource Residential Mortgage, Resource America’s residential mortgage business, since 2013. Mr. Coniglio was the Chief Executive Officer of Elevation Home Loans, LLC, a start-up residential mortgage company, from 2011 to 2013. From 1997 to 2011, he served in various positions at J.P. Morgan, establishing its asset-based conduit platform, running a structured finance business and culminating as co-leader of the specialty finance investment banking group. Prior thereto, Mr. Coniglio worked in operations, treasury and structured finance positions at Canadian Imperial Bank of Canada, or CIBC, from 1993 to 1997. He began his career as a Staff Accountant at Price Waterhouse from 1990 to 1993.
David M. DeSantis, age 39, has been head of middle market lending and Managing Director of Northport Capital, LLC, Resource America’s middle market corporate lending platform, since 2013. From 2007 to 2013, Mr. DeSantis held various roles at Medley Capital, LLC, including Managing Director and leader of the New York based investment team, where he originated, underwrote and managed middle market corporate loans. From 1999 to 2007, he served in various positions at General Electric Capital, culminating as Vice President for GE Global Sponsor Finance, focusing on middle market corporate loan origination, underwriting and asset management.
Thomas C. Elliott, age 42, has been our Senior Vice President-Finance and Operations since September 2006 and, prior to that, was our Chief Financial Officer, Chief Accounting Officer and Treasurer from September 2005 to June 2006. He was our Senior Vice President-Assets and Liabilities Management from June 2005 until September 2005 and, before that, served as our Vice President-Finance from March 2005. Mr. Elliott has been Chief Financial Officer of Resource America since December 2009 and Senior Vice President since 2005. He was Senior Vice President-Finance and Operations of Resource America from 2006 to December 2009; Senior Vice President-Finance from 2005 to 2006 and Vice President-Finance from 2001 to 2005. From 1997 to 2001 Mr. Elliott was a Vice President at Fidelity Leasing, Inc., a former equipment leasing subsidiary of Resource America, where he managed all capital market functions, including the negotiation of all securitizations and credit and banking facilities in the U.S. and Canada. Mr. Elliott also oversaw the financial controls and budgeting departments.
Alan F. Feldman, age 52, has been our Senior Vice President-Real Estate Investments since March 2005. Mr. Feldman has been Chief Executive Officer of Resource Real Estate since 2004 and Senior Vice President of Resource America since 2002. Mr. Feldman was President of Resource Properties from 2002 to 2005. From 1998 to 2002, Mr. Feldman was Vice President at Lazard Freres & Co., an investment banking firm, specializing in real estate mergers and acquisitions, asset and portfolio sales and recapitalization. From 1992 through 1998, Mr. Feldman was Executive Vice President of PREIT-RUBIN, Inc. the management subsidiary of Pennsylvania Real Estate Investment Trust and its predecessor, The Rubin Organization. Before that, from 1990 to 1992, he was a Director at Strouse, Greenberg & Co., a regional full service real estate company.
Kyle Geoghegan, age 47, has been our Senior Vice President-Loan Originations since 2007. Mr. Geoghegan has been a Managing Director of Resource Real Estate Funding, Inc., a real estate subsidiary of Resource America, since July 2006. Mr. Geoghegan co-manages the whole loan origination platform for Resource Real Estate Funding and is based in Los Angeles. Mr. Geoghegan worked at Bear Stearns from January 1998 to May 2006, serving as a Managing Director who co-managed the Bear Stearns Commercial Mortgage office in Los Angeles. Prior to joining Bear Stearns, Mr. Geoghegan spent four years as a real estate loan officer at PNC Bank in Philadelphia, PA, primarily originating construction and bridge loans.

(Back to Index)

(Back to Index)

David Jansky, age 45, has been President of Resource Capital Markets, Inc., a subsidiary of Resource America, since April 2008.  Mr. Jansky was head of Global ABS CDOs in the Structured Credit Products group at J.P. Morgan from 2005 to 2008. Prior thereto, he was an Executive Director at Credit Suisse First Boston from 2002 to 2005.  Mr. Jansky was also responsible for structuring CDOs as a Vice President at Deutsche Bank from 1997 to 2000 and as an Associate at Merrill Lynch from 1996 to 1997.
Darryl Myrose, age 42, has been our Senior Vice President-Loan Originations since 2007. Mr. Myrose has been a Managing Director of Resource Real Estate Funding since July 2006. Mr. Myrose co-manages the whole loan origination platform for Resource Real Estate Funding and is based in Los Angeles. Mr. Myrose worked at Bear Stearns from April 1996 to May 2006, serving as a Managing Director who co-managed the Bear Stearns Commercial Mortgage office in Los Angeles. Prior to joining Bear Stearns, Mr. Myrose was employed with Clarion Advisors (formerly Jones Lang Wootton Realty Advisors) where he was an asset management analyst.
Joan M. Sapinsley, age 63, has been our Senior Vice President-CMBS since 2007. Ms. Sapinsley joined Resource Financial Fund Management, Inc. in February 2007 as Managing Director and manages our CMBS portfolio. Prior to joining Resource Financial Fund Management, Ms. Sapinsley was a Managing Director at Teachers Insurance and Annuity Association (TIAA), where she worked from 1992 through 2006 purchasing CMBS. She was responsible for all single borrower and single asset CMBS, as well as subordinate CMBS and B notes. She also directed TIAA's conduit origination and securitization activities. Before TIAA, Ms. Sapinsley was a Director in the Financial Services Group of Cushman & Wakefield, a global commercial real estate company, and a real estate consultant at Laventhol & Horwath, an accounting firm.
Michael S. Yecies, age 48, has been our Chief Legal Officer and Secretary since March 2005, Senior Vice President since July 2007 and was our Vice President from March 2005 to July 2007. Mr. Yecies has been Senior Vice President of Resource America since 2005, Chief Legal Officer and Secretary since 1998 and was Vice President from 1998 to 2005. He was Chief Legal Officer and Secretary of Atlas Energy, Inc. and its predecessors (a publicly-traded energy company formerly owned by Resource America) from 1998 to 2006 and Chief Legal Officer and Secretary of Atlas Pipeline Partners GP, LLC (a publicly-traded energy company formerly owned by Resource America) from its formation in 1999 to 2006. From 1994 to 1998 he was an attorney at the international law firm of Duane Morris LLP.
Section 16(a) Beneficial Ownership Reporting Compliance
Section 16(a) of the Securities Exchange Act of 1934 requires our officers, directors and persons who own more than 10% of a registered class of our equity securities to file reports of ownership and changes in ownership with the SEC and to furnish us with copies of all such reports. Based solely on our review of the reports received by us, we believe that, during fiscal 2015, our officers, directors and greater than ten percent shareholders complied with all applicable filing requirements.
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
Compensation Discussion and Analysis
We are required to provide information regarding the compensation program in place for our Chief Executive Officer, Chief Financial Officer and the three other most highly-compensated executive officers. In the following discussion, we refer to our Chief Executive Officer, Chief Financial Officer and the other three most highly-compensated executive officers whose compensation for fiscal 2015 exceeded $100,000 as our “Named Executive Officers” or “NEOs.”
Objectives of Our Compensation Program
We are externally managed by our Manager pursuant to a management agreement among our Manager, Resource America and us. All of our NEOs are employees of Resource America or our Manager. We have not paid, and do not intend to pay, any cash compensation to our NEOs. We do reimburse Resource America for the wages, salary and benefits paid to our Chairman, Chief Financial Officer, and Chief Accounting Officer. Our Compensation Committee has, from time to time, granted equity awards in the form of restricted stock, stock options or equity-based performance awards to our NEOs pursuant to our Amended and Restated Omnibus Equity Compensation Plan. These awards are designed to align the interests of our NEOs with those of our stockholders, by correlating their compensation to the performance of our stock and by allowing them to share in the creation of value for our stockholders through stock appreciation and dividends. These equity awards are subject to time-based vesting requirements designed to promote the retention of management, incentivize long term objectives and to achieve strong performance for us. These awards further provide us flexibility in our ability to enable Resource America to attract, motivate and retain talented individuals for our Manager.
Setting Executive Compensation
Our NEOs are employees of Resource America, which determines the base salary, cash incentive compensation and grants of Resource America equity securities that are paid to our NEOs. Since we pay fees to our Manager pursuant to the management agreement, we believe that an unspecified portion of the base salary and cash incentive compensation paid to our NEOs is derived from such fees paid by us. We do not control how such fees are allocated by Resource America. For a description of our management agreement, see Item 1: “Business-Management Agreement.” We disclose the cash amounts paid by Resource America to our Chief Financial Officer (for which we reimburse Resource America), our only NEO who devotes his full business time to our affairs, in the Summary Compensation Table below.
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
Restricted Stock. Restricted stock grants reward stockholder value creation slightly differently than stock options: restricted stock units are impacted by all stock price changes, both increases and decreases. Restricted stock generally vests 33.3% per year and includes a right to receive dividends on unvested shares. Effective August 31, 2015, we completed a one-for-four reverse stock split of our outstanding common stock. All share amounts shown give retroactive effect to the reverse stock split for all periods presented for comparison purposes.
How We Determined 2015 Compensation
As discussed above, our Compensation Committee believes that it is important for our NEOs, who are employees of Resource America, to remain significantly aligned with the interests of our shareholders. Accordingly, we have traditionally made grants of restricted stock to such NEOs.
For 2015, such stock awards were generally less than stock awards for 2014. The grants will vest 33.33% per year over three years and included dividend equivalent rights. Our Compensation Committee analyzed the management agreement and reviewed how our operating costs compared to other REITs' operating costs. Our Compensation Committee also considered our growth, complexity and performance. The Committee also considered the amount of our restricted stock that had been granted in recent years. In particular, the Compensation Committee desired to continue to build alignment between key employees of the Manager and our stockholders, provide meaningful incentive for the retention of such key employees and ensure that total compensation paid to the Manager and its employees is consistent with similar companies. For 2015, our Compensation Committee approved the awards discussed below, based upon our performance and the individual performance of our NEOs. Among the factors considered by our Compensation Committee were our growth, distributions to our shareholders and our ability to successfully originate, manage and finance quality investment products. Our Compensation Committee further noted our commercial real estate (CRE) loan originations, completion of two CRE securitizations with outstanding execution, building upon our middle market loan origination platform and positioning us for future growth. Our Compensation Committee considered these stock awards in addition to considering the total compensation that Resource America proposed for our NEOs.
Upon our CEO's recommendation, other than for himself, our Compensation Committee approved the following awards for fiscal 2015:

•	Mr. J. Cohen was awarded 19,588 shares of restricted stock for fiscal 2015, as compared to 102,670 shares of restricted stock for fiscal 2014.

•	Mr. Blomstrom was awarded 4,897 shares of restricted stock for fiscal 2015, as compared to 7,700 shares of restricted stock for fiscal 2014.

•	Mr. Bloom was awarded 17,140 shares of restricted stock for fiscal 2015, as compared to 7,700 shares of restricted stock for fiscal 2014.

•	Mr. Brotman was awarded 14,691 shares of restricted stock for fiscal 2015, as compared to 7,700 shares of restricted stock for fiscal 2014.

•	Mr. Bryant was awarded 10,515 shares of restricted stock for fiscal 2015, as compared to 5,134 shares of restricted stock for fiscal 2014.
Compensation and Risks
We believe that the risks material to our business are those that derive from broad-based economic trends and specific trends relating to particular loans, assets securing such loans and properties we hold. We do not believe that these risks are materially affected by, or materially arise from our compensation policies, since our compensation is in the form of equity grants which typically vest over time. We believe that this encourages our executives to focus on sustained share price appreciation, rather than short-term results. Moreover, risk behavior is a factor considered in all performance assessments.

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

Walter T. Beach, Chairman
Murray S. Levin
P. Sherrill Neff

The following table sets forth certain information concerning the compensation earned for the fiscal years ended December 31, 2015, 2014 and 2013 for our NEOs:
SUMMARY COMPENSATION TABLE

Name and Principal Position	Year	Salary		Bonus		Stock Awards(2)	All Other Compensation(3)	Total
Jonathan Z. Cohen	2015	—		—		$199,993	—	$199,993
Chief Executive Officer,	2014	—		—		$1,999,997	—	$1,999,997
President and Director	2013	—		—		$1,249,998	—	$1,249,998

David J. Bryant	2015	$275,000	(1)	$300,000	(1)	$99,998	—	$674,998
Senior Vice President	2014	$275,000	(1)	$265,000	(1)	$99,996	—	$639,996
Chief Financial Officer and Treasurer	2013	$275,000	(1)	$287,500	(1)	$49,997	$12,493	$624,990

Jeffrey F. Brotman	2015	—		—		$149,995	—	$149,995
Executive Vice President	2014	—		—		$149,996	—	$149,996
	2013	—		—		$149,996	—	$149,996

Jeffrey D. Blomstrom	2015	—		—		$49,998	—	$49,998
Senior Vice President	2014	—		—		$149,996	—	$149,996
	2013	—		—		$149,996	—	$149,996

David E. Bloom	2015	—		—		$174,999	—	$174,999
Senior Vice President−	2014	—		—		$149,996	—	$149,996
Real Estate Investments	2013	—		—		$299,997	—	$299,997

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

(3)
Amount for Mr. Bryant represents an award of Resource America restricted stock earned during 2013. Awards of Resource America restricted stock are valued at the closing price of Resource America common stock on the date of each grant.

(Back to Index)

(Back to Index)

GRANTS OF PLAN-BASED AWARDS TABLE

During 2015, we made restricted stock awards to our NEOs. There were no stock options granted during 2015. The following table sets forth information with respect to each of these awards on a grant-by-grant basis. Dividends are payable on awards of our stock, which vest 33% per year over a three year period after the date of grant.

Name	Grant date (1)	All other stock awards: number of shares of stock (#) (2)	Grant date fair value of stock awards(3)
Jonathan Cohen	2/5/2015	102,670	$1,999,997

David J. Bryant	2/5/2015	5,134	$99,996

Jeffrey F. Brotman	2/5/2015	7,700	$149,996

Jeffrey D. Blomstrom	2/5/2015	7,700	$149,996

David E. Bloom	2/5/2015	7,700	$149,996

(1)	These restricted stock awards were granted in 2015, but relate to fiscal 2014 compensation and are included in the summary compensation table.

(2)
Does not include shares of restricted stock granted in 2016 as compensation earned for fiscal 2015 as follows: Mr. J. Cohen - 19,588 shares; Mr. Bryant - 10,515 shares; Mr. Blomstrom - 4,897 shares; Mr. Bloom - 17,140 shares; and Mr. Brotman - 14,691 shares.

(3)	Based on the closing price of our stock on the grant date.

(Back to Index)

(Back to Index)

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END TABLE
The following equity awards granted to our NEOs were outstanding as of the end of fiscal 2015:

•	Restricted stock awards;

•	Stock options; and

•	Resource America restricted stock awards allocable to services performed for us.

The following table sets forth information with respect to these awards:

	Option Awards				Stock Awards
Name	Number of securities underlying unexercised options (#) exercisable	Number of securities underlying unexercised options (#) unexercisable	Option exercise price	Option expiration date	Number of shares or units of stock that have not vested (#)		Market value of shares or units of stock that have not vested(8)

Jonathan Z. Cohen	—	—	—	—	5,172	(1)	$65,995
					39,649	(2)	$505,921
					38,167	(3)	$487,011
					52,966	(4)	$675,846
					102,670	(5)	$1,310,069

David J. Bryant	—	—	—	—	1,413	(4)	$18,030
					5,134	(5)	$65,510
(Resource America)	5,000	—	$8.14	5/21/2018	1,814	(6)	$11,120	(9)
					723	(7)	$4,432	(9)

Jeffrey F. Brotman	—	—	—	—	2,955	(1)	$37,706
					22,638	(2)	$288,861
					6,356	(4)	$81,103
					7,700	(5)	$98,252

Jeffrey D. Blomstrom	—	—	—	—	22,638	(2)	$288,681
					6,356	(4)	$81,103
					7,700	(5)	$98,252

David E. Bloom	—	—	—	—	8,475	(4)	$108,141
					7,700	(5)	$98,252

(Back to Index)

(Back to Index)

(1)
These shares of restricted stock were a part of a grant made on January 6, 2012 which provided for vesting at the rate of 33% per year on each anniversary of the grant date. On October 23, 2014, vesting for the remaining unvested shares was deferred until January 2, 2016 as follows: Mr. Brotman - 2,955 shares; and Mr. J. Cohen - 5,172 shares. On October 8, 2015 vesting for the remaining unvested shares was further deferred until May 15, 2016 as follows: Mr. Brotman - 2,955 shares; Mr. J. Cohen - 5,172 shares.

(2)
These shares of restricted stock were a part of a grant made on December 20, 2012 which provided for vesting at the rate of 33% per year on each anniversary of the grant date. On October 23, 2014, vesting for the remaining unvested shares was deferred until December 20, 2015 as follows: Mr. Blomstrom - 11,319 shares; Mr. Brotman - 11,319 shares; and Mr. J. Cohen - 19,825 shares, and deferred until January 2, 2016 as follows: Mr. Blomstrom - 11,319 shares; Mr. Brotman - 11,319 shares; and Mr. J. Cohen - 19,824 shares. On October 8, 2015 vesting for the remaining unvested shares was further deferred until May 15, 2016 as follows: Mr. Blomstrom - 22,638 shares; Mr. Brotman - 22,638 shares; Mr. J. Cohen - 39,649 shares.

(3)
These shares of restricted stock were a part of a grant made on January 2, 2013 which provided for vesting at the rate of 33% per year on each anniversary of the grant date. On October 23, 2014, vesting for the remaining unvested shares was deferred until January 2, 2016 as follows: Mr. J. Cohen - 38,167 shares. On October 8, 2015 vesting for the remaining unvested shares was further deferred until May 15, 2016 as follows: Mr. J. Cohen - 38,167 shares.

(4)
These shares of restricted stock were a part of a grant made on January 30, 2014 which provided for vesting at the rate of 33% per year on each anniversary of the grant date. On October 23, 2014, vesting for the remaining unvested shares was deferred until: January 2, 2016 as follows: Mr. Blomstrom - 2,119 shares; Mr. Brotman - 2,119 shares; and Mr. J. Cohen - 17,656 shares, and deferred until January 30, 2016 as follows: Mr. Blomstrom - 2,119 shares; Mr. Brotman - 2,119 shares; and Mr. J. Cohen - 17,655 shares; and deferred until January 30, 2017 as follows: Mr. Blomstrom - 2,118 shares; Mr. Brotman - 2,118 shares; and Mr. J. Cohen - 17,655 shares. On October 8, 2015 vesting for the remaining unvested shares was further deferred until May 15, 2016 as follows: Mr. Blomstrom - 4,238 shares; Mr. Brotman - 4,238 shares; Mr. J. Cohen - 35,311 shares; and deferred until January 30, 2017 as follows: Mr. Blomstrom - 2,118 shares; Mr. Brotman - 2,118 shares; Mr. J. Cohen - 17,655 shares.

(5)
These shares of restricted stock were a part of a grant made on February 5, 2015 which provided for vesting at the rate of 33% per year on each anniversary of the grant date. On October 8, 2015, vesting for the remaining shares was deferred until on May 15, 2016 as follows: Mr. Blomstrom - 2,566 shares; Mr. Brotman - 2,566 shares; and Mr. J. Cohen - 34,223 shares; and deferred until February 5, 2017 as follows: Mr. Blomstrom - 2,567 shares; Mr. Brotman - 2,567 shares; and Mr. J. Cohen - 34,223 shares; and deferred until February 5, 2018 as follows: Mr. Blomstrom - 2,567 shares; Mr. Brotman - 2,567 shares; and Mr. J. Cohen - 34,224 shares.

(6)	These shares of Resource America restricted stock were a part of a grant made on December 17, 2012 which provided for vesting at the rate of 25% per year on each anniversary of the grant date.
(7)	These shares of Resource America restricted stock were a part of a grant made on November 7, 2013 which provided for vesting at the rate of 25% per year on each anniversary of the grant date.
(8)	Based on the closing price of our common stock on December 31, 2015 of $12.76.
(9)	Based on the closing price of Resource America's common stock on December 31, 2015 of $6.13.

2015 OPTION EXERCISES AND STOCK VESTED
The following table sets forth information regarding restricted stock awards that vested during 2015 for our NEOs. There were no stock options exercised by such officers during 2015:

	Stock Awards
Name	Number of Shares Acquired on Vesting (#)	Value Realized on Vesting(1)
Jonathan Z. Cohen	—	—

David J. Bryant	6,366	$88,692
(Resource America stock)	3,090	$17,300

Jeffrey F. Brotman	—	$—

Jeffrey D. Blomstrom	1,454	$27,800

David E. Bloom	17,324	$266,709

(1)	Represents the per share market value of the respective common stock on the vesting dates multiplied by the number of shares vesting.

(Back to Index)

(Back to Index)

Director Compensation
We provide cash compensation only to independent directors for their services as directors. We also reimburse Resource America for all of the wages, salary and benefits established and paid by Resource America to our Chairman of the Board.  In fiscal 2015, we reimbursed Resource America $347,923 for Mr. Kessler's compensation and related business expenses, since Resource America employs Mr. Kessler; Mr. Kessler, however, is dedicated exclusively to us as our Chairman. Mr. Kessler had 2,154 restricted shares vest in 2015 and realized $33,632 upon vesting. In addition, Mr. E. Cohen, the Chairman of the Board of Resource America, had 4,245 restricted shares vest in 2015 and realized $56,289 upon vesting.
Our 2015 compensation package for independent directors was comprised of cash (annual retainer) and restricted stock awards.  The annual pay package is designed to attract and retain highly-qualified, independent professionals to represent our stockholders.  Our compensation package is also designed to create alignment between our directors and our stockholders through the use of equity-based grants. For 2015, the Board approved compensation for each independent director consisting of an annual cash retainer of $65,000 and an annual restricted stock award valued at approximately $35,000 on the date of grant, which is the anniversary of the date each independent director became a director.  In addition, the members of the investment committee, Messrs. Beach, Ickowicz and Fore, received an additional $100,000 in cash, members of the audit committee, Messrs. Neff, Beach, Hart and Ms. Wiggins received an additional $10,000 in cash and members of the compensation committee, Messrs. Beach, Levin and Neff received an additional $5,000 in cash. In addition, the chairmen of the audit committee and compensation committee, Messrs. Neff and Beach, respectively, received an additional restricted stock award each valued at approximately $5,000.
The following table sets forth director compensation for each of our independent directors and the Chairman of the Board of Resource America and the Chairman of our Board of Directors for 2015:

Name (1)	Fees Earned or Paid in Cash	Stock Awards(2)	Total
Walter T. Beach	$180,000	$40,001	$220,001
Richard L. Fore	$165,000	$35,013	$200,013
William B. Hart	$75,000	$35,006	$110,006
Murray S. Levin	$70,000	$35,006	$105,006
P. Sherrill Neff	$80,000	$40,001	$120,001
Gary Ickowicz	$165,000	$34,998	$199,998
Stephanie H. Wiggins	$75,000	$35,004	$110,004
Edward E. Cohen	—	—	—
Steven J. Kessler	$347,923	—	$347,923

(1)	Table excludes Mr. J. Cohen, an NEO, whose compensation is set forth in the Summary Compensation Table.

(2)
On February 2, 2015, Mr. Ickowicz was granted 1,819 restricted shares valued at $19.24 per share, the closing price on that day. On March 9, 2015, Messrs. Beach and Neff were each granted 2,146 restricted shares and Messrs. Hart and Levin were each granted 1,878 restricted shares valued at $18.64 per share, the closing price on that day. On March 12, 2015, Mr. Fore was granted 1,907 restricted shares valued at $18.36, the closing price on that day. On June 8, 2015, Ms. Wiggins was granted 2,124 restricted shares valued at $16.48 per share, the closing price on that day.

Compensation Committee Interlocks and Insider Participation
The Compensation Committee consisted of Messrs. Beach, Levin and Neff during fiscal 2015. None of such persons was an officer or employee of ours or any of our subsidiaries or affiliated companies during fiscal 2015, or was formerly an officer or employee of ours. None of our executive officers was a director or executive officer of any entity of which any member of the Compensation Committee was a director or executive officer during 2015.

(Back to Index)

(Back to Index)

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The following table sets forth the number and percentage of shares of common stock owned, as of March 1, 2016, by (a) each person who, to our knowledge, is the beneficial owner of more than 5% of the outstanding shares of common stock, (b) each of our present directors, (c) each of our executive officers and (d) all of our named executive officers and directors as a group. This information is reported in accordance with the beneficial ownership rules of the Securities and Exchange Commission under which a person is deemed to be the beneficial owner of a security if that person has or shares voting power or investment power with respect to such security or has the right to acquire such ownership within 60 days. Shares of common stock issuable pursuant to options or warrants are deemed to be outstanding for purposes of computing the percentage of the person or group holding such options or warrants but are not deemed to be outstanding for purposes of computing the percentage of any other person.

Executive officers and directors (1)	Shares beneficially owned	Percentage
Walter T. Beach (3) (4)	139,692	*
Edward E. Cohen (2) (5)	150,013	*
Jonathan Z. Cohen (2) (5)	588,165	1.87%
Richard L. Fore (4)	8,975	*
William B. Hart (4)	26,780	*
Gary Ickowicz (4)	13,302	*
Steven J. Kessler (2)	44,000	*
Murray S. Levin (4)	13,905	*
P. Sherrill Neff (4)	7,100	*
Stephanie H. Wiggins (4)	4,978	*

Eldron C. Blackwell (2)	3,341	*
Jeffrey D. Blomstrom (2)	67,828	*
David E. Bloom (2)	105,278	*
Jeffrey F. Brotman (2)	97,872	*
David J. Bryant (2)	62,361	*
All executive officers and directors as a group (15 persons)	1,258,950	4.00%

Other owners of more than 5% of outstanding shares
Blackrock Inc. (6)	2,526,892	8.04%
The Vanguard Group (7)	2,105,949	6.70%
Brian Taylor/Pine River Capital Management, L.P. (8)	2,064,247	6.57%
*Less than 1%

(1)	The address for all of our executive officers and directors is c/o Resource Capital Corp., 712 Fifth Avenue, 12th Floor, New York, New York 10019.

(2)
Includes unvested restricted stock as follows: Mr. Blackwell - 2,617 shares; Mr. Blomstrom - 41,591 shares; Mr. Bloom - 26,512 shares; Mr. Brotman - 54,340 shares; Mr. Bryant - 14,644 shares; and Mr. J. Cohen - 258,212 shares; all of these shares vest 33.3% per year following the date of grant. Each such person has the right to receive distributions on and vote, but not to transfer, all such shares.

(3)
Includes 106,958 shares held by Beach Asset Management, LLC, Beach Investment Counsel, Inc. and/or Beach Investment Management, LLC, investment management firms for which Mr. Beach is a principal for themselves or accounts managed by them and for which Mr. Beach possesses investment and/or voting power. The address for these investment management firms is Five Tower Bridge, 300 Barr Harbor Drive, Suite 220, West Conshohocken, Pennsylvania 19428.

(4)
Includes (i) 2,146 shares of restricted stock issued to each of Messrs. Beach and Neff on March 9, 2015, which vest on March 9, 2016; (ii) 3,421 shares of restricted stock issued to Mr. Ickowicz on February 1, 2016, which vest on February 1, 2017; (iii) 1,878 shares of restricted stock issued to each of Messrs. Hart and Levin on March 9, 2015, which vest on March 9, 2016; (iv) 1,907 shares of restricted stock issued to Mr. Fore on March 12, 2015, which vest on March 12, 2016; and (v) 2,124 shares of restricted stock issued to Ms. Wiggins on June 8, 2015, which vest on June 8, 2016. Each non-employee director has the right to receive distributions on and vote, but not to transfer, such shares.

(Back to Index)

(Back to Index)

(5)	Includes 75,000 shares held by a private charitable foundation of which Messrs. E. Cohen and J. Cohen serve as co-trustees. Messrs. E. Cohen and J. Cohen disclaim beneficial ownership of these shares.

(6)	This information is based on Form 13G filed with the SEC on January 27, 2016. Blackrock Inc.'s address is 55 East 52nd Street, New York, New York 10022.

(7)	This information is based on Form 13G filed with the SEC on February 10, 2016. The Vanguard Group's address is 100 Vanguard Boulevard, Malvern, Pennsylvania 19355.

(8)
This information is based on Form 13G filed with the SEC on February 10, 2016. Mr. Taylor's and Pine River Capital Management L.P.'s address is 601 Carlson Parkway, 7th Floor, Minnetonka, Minnesota 55305.

The following table sets forth the number and percentage of shares of our Series A preferred Stock, Series B preferred stock and Series C preferred stock owned, as of March 1, 2016, by (a) each person who, to our knowledge, is the beneficial owner of more than 5% of the outstanding shares of preferred stock, (b) each of our present directors, (c) each of our executive officers and (d) all of our named executive officers and directors as a group. This information is reported in accordance with the beneficial ownership rules of the Securities and Exchange Commission under which a person is deemed to be the beneficial owner of a security if that person has or shares voting power or investment power with respect to such security or has the right to acquire such ownership within 60 days.

Executive officers and directors (1)	Series A Preferred Shares beneficially owned		Percentage	Series B Preferred Shares beneficially owned	Percentage	Series C Preferred Shares beneficially owned	Percentage
Walter T. Beach	—		*	—	*	—	*
Edward E. Cohen	12,765	(2)	1.19%	—	*	—	*
Jonathan Z. Cohen	12,765	(2)	1.19%	—	*	—	*
Richard L. Fore	—		*	—	*	—	*
William B. Hart	—		*	—	*	—	*
Gary Ickowicz	—		*	—	*	—	*
Steven J. Kessler	2,127		*	—	*	—	*
Murray S. Levin	—		*	—	*	—	*
P. Sherrill Neff	—		*	—	*	—	*
Stephanie H. Wiggins	—		*	—	*	—	*

Eldron C. Blackwell	—		*	—	*	—	*
Jeffrey D. Blomstrom	—		*	—	*	—	*
David E. Bloom	—		*	—	*	—	*
Jeffrey F. Brotman	2,127		*	1,000	*	—	*
David J. Bryant	—		*	2,000	*	—	*
All executive officers and directors as a group (15 persons)	21,274		1.99%	3,000	*	—	*

Other owners of more than 5% of outstanding shares
2nd Market Capital Advisory Corp. (3)	—		*	333,697	5.81%	—	*
*Less than 1%

(1)	The address for all of our executive officers and directors is c/o Resource Capital Corp., 712 Fifth Avenue, 12th Floor, New York, New York 10019.

(2)	Includes 8,510 shares held by a private charitable foundation of which Messrs. E. Cohen and J. Cohen serve as co-trustees. Messrs. E. Cohen and J. Cohen disclaim beneficial ownership of these shares.

(3)	This information is based on Form 13G filed with the SEC on January 28, 2016. 2nd Market Capital Advisory Corp.'s address is 650 N. High Point Road, Madison, Wisconsin 53717.

(Back to Index)

(Back to Index)

Equity Compensation Plan Information
The following table summarizes certain information about our 2005 Stock Incentive Plan and Amended and Restated Omnibus Equity Compensation Plan as of December 31, 2015:

	(a)	(b)	(c)
Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans excluding securities reflected in column (a)
Equity compensation plans approved by security holders:
Options	26,250	$46.60
Restricted stock	653,060	N/A
Total	679,310		1,595,545 (1)

(1)
We agreed to award certain personnel up to 8,840 shares of restricted stock upon the achievement of certain performance thresholds. The shares, which have been reserved for future issuance under the plans, have not been deducted from the number of securities remaining available for future issuance.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE
Relationships and Related Transactions
Relationship with Resource America and Certain of its Subsidiaries. Resource America, entities affiliated with it and our executive officers and directors collectively beneficially own 1,973,988 shares of common stock, representing approximately 6.28% of our common stock on a fully-diluted basis.  Our executive officers are also officers of our Manager and/or of Resource America or its subsidiaries.
We have entered into a management agreement under which the Manager receives substantial fees. We describe these fees in Item 1: “Business − Management Agreement.” For the year ended December 31, 2015, our Manager, earned base management fees of approximately $12.6 million. There were no incentive management fees earned in 2015. We reimburse the Manager and Resource America for expenses and employees of Resource America who perform legal, accounting, due diligence and other services that outside professionals or consultants would otherwise perform. The management agreement, as amended, also provides that the Manager must furnish us with a director of investor relations who will be 50% dedicated to our operations. We bear the expense of the wages, salaries and benefits of our Chairman, Chief Financial Officer, Chief Accounting Officer and several accounting and tax professionals and 50% of the salary and benefits of the director of investor relations. On November 7, 2013, we entered into another amendment to include the definition of an “Ancillary Operating Subsidiary” which means one or more subsidiaries, including a TRS and its subsidiaries, that are operating entities principally engaged in the evaluation, underwriting, origination, servicing, holding, trading and financing of loans, securities, investments and credit products other than commercial real estate loans. An Ancillary Operating Subsidiary may, with the approval of a majority of the Independent Directors, directly incur and pay all of its own operating costs and expenses, including without limitation, compensation of employees of such Ancillary Operating Subsidiary and reimbursement of any compensation costs incurred by the Manager for personnel principally devoted to such Ancillary Operating Subsidiary. For the year ended December 31, 2015, we reimbursed the Manager $5.5 million.
On November 24, 2010, we entered into an Investment Management Agreement with Resource Capital Markets, Inc., or RCM, a wholly-owned subsidiary of Resource America. The initial agreement provides that: (a) RCM may invest up to $5.0 million of our funds, with the investable amount being adjusted by portfolio gains (losses) and collections, and offset by expenses, taxes and realized management fees, and (b) RCM can earn a management fee in any year that the net profits earned exceed a preferred return. On June 17, 2011, we entered into a revised Investment Management Agreement with RCM which provided an additional $8.0 million of our funds. The management fee is 20% of the amount by which the net profits exceed the preferred return. During the year ended December 31, 2015, RCM did not earn an incentive management fee. The portfolio began a partial liquidation during 2013. We also reimburse RCM for expenses paid on our behalf. For the year ended December 31, 2015, we paid RCM $128,000 as expense reimbursements.

(Back to Index)

(Back to Index)

At December 31, 2015, we were indebted to Resource America and the Manager for $2.5 million, comprised of base management fees of $978,000 and expense reimbursements of $1.6 million. At December 31, 2015, we were indebted to RCM, under our Investment Management Agreement for $152,000, comprised entirely of expense reimbursements.
During the year ended December 31, 2013, one of our subsidiaries began originating middle market loans, for which Resource America is paid origination fees. These fees may not exceed 2% of the loan balance for any loan originated.
On November 7, 2013, a wholly-owned subsidiary of ours purchased all of the membership interests in Elevation Home Loans, LLC, a start-up residential mortgage company, from an employee of Resource America for $830,000, paid in the form of 34,165 shares of our restricted common stock.  The restricted stock vests in full on November 7, 2016, and includes dividend equivalent rights.
As of December 31, 2015, we had executed eleven securitizations, which were structured for us by the Manager. Under the Management Agreement, the Manager was not separately compensated by us for executing these transactions and is not separately compensated for managing the securitization's entities and their assets. We have since liquidated three of these securitizations, one in October 2013, one in October 2014, and another in June 2015.
Relationship with LEAF Commercial Capital. Leaf Commercial Capital, or LCC, originated and managed equipment leases and notes on our behalf. On March 5, 2010, we entered into agreements with Lease Equity Appreciation Fund II, L.P., or LEAF II, (an equipment leasing partnership sponsored by LEAF Financial and of which a LEAF Financial subsidiary is the general partner), pursuant to which we provided an $8.0 million credit facility to LEAF II. The credit facility initially had a one year term with interest at 12% per year, payable quarterly, and was secured by all the assets of LEAF II, including its entire ownership interest in LEAF II Receivables Funding. We received a 1% origination fee in connection with establishing the facility. The facility originally matured on March 3, 2011 and was extended until September 3, 2011 with a 1% extension fee paid on the outstanding loan balance. On June 3, 2011, we entered into an amendment to extend the maturity to February 15, 2012 and to decrease the interest rate from 12% to 10% per annum resulting in a troubled-debt restructuring under current accounting guidance. On February 15, 2012, the credit facility was further amended to extend the maturity to February 15, 2013 with a 1% extension fee accrued and added to the amount outstanding. On January 11, 2013, we entered into another amendment to extend the maturity to February 15, 2014 with an additional 1% extension fee accrued and added to the amount outstanding. On December 17, 2013, we entered into another amendment to extend the maturity to February 15, 2015. During the year ended December 31, 2014, we recorded a provision for loan loss on this loan of $1.3 million before extinguishing the loan and bringing direct financing leases in the amount of $2.1 million on our books in lieu of the loan receivable. During the year ended December 31, 2015, we recorded a provision against the value of the direct financing leases in the amount of $465,000. As of December 31, 2015, we held $931,000 of direct financing leases.
On November 16, 2011, we, together with LEAF Financial and LCC, subsidiaries of Resource America, entered into a securities purchase agreement with Eos Partners, L.P., a private investment firm, and its affiliates.  In exchange for our prior interest in LCC, we received 31,341 shares of Series A Preferred Stock, 4,872 shares of newly issued 8% Series B Redeemable Preferred Stock and 2,364 shares of newly issued Series D Redeemable Preferred Stock, collectively representing, on a fully-diluted basis, a 27.5% interest in LCC.  On January 18, 2013, we entered into another stock purchase agreement with LCC to purchase 3,682 shares of newly issued Series A-1 Preferred Stock for $3.7 million. During 2013, we entered into another stock purchase agreement with LCC to purchase 4,445 shares of newly issued Series E Preferred Stock for $4.4 million. The Series E Preferred Stock has priority over all other classes of preferred stock. For the year ended December 31, 2015, we recorded a equity method allocation of earnings of $2.6 million which was recorded in equity in net earnings of unconsolidated subsidiaries on the consolidated statement of operations.  Our investment in LCC had a cost basis of $42.0 million as of December 31, 2015.
Relationship with CVC Credit Partners. On April 17, 2012, Apidos Capital Management, or ACM, a former subsidiary of Resource America, was sold to CVC Credit Partners, LLC, a joint venture entity in which Resource America owns a 24% interest.  CVC Credit Partners manages internally and externally originated bank loan assets on our behalf.  On February 24, 2011, one of our subsidiaries purchased 100% of the ownership interests in Churchill Pacific Asset Management LLC, or CPAM, from Churchill Financial Holdings LLC for $22.5 million.  CPAM subsequently changed its name to RCAM. Through RCAM, we were entitled to collect senior, subordinated and incentive fees related to five CLO issuers, holding approximately $1.9 billion in assets managed by RCAM.  RCAM is assisted by CVC Credit Partners in managing these CLOs.  CVC Credit Partners is entitled to 10% of all subordinated fees and 50% of the incentive fees received by RCAM.  For the year ended December 31, 2015, CVC Credit Partners earned subordinated fees of $1.4 million. In October 2012, we purchased 66.6% of the preferred equity in one of the RCAM CDOs. In May 2013, we purchased additional equity in this CLO, increasing our ownership percentage to 68.3%. In 2013 two of the five CLOs were called and the notes were paid down in full. In January 2016 another RCAM-managed CLO was called and $2.4 million on impairment, on a pre-tax basis, was recorded in depreciation and amortization on our consolidated statements of operations on the related intangible asset, as of December 31, 2015.

(Back to Index)

(Back to Index)

In May, June and July 2013, we invested $15.0 million in CVC Global Credit Opportunities Fund, L.P., a Delaware limited partnership which generally invests in assets through a master-feeder fund structure. The general partner of the feeder partnership and the master partnership is CVC Global Credit Opportunities Fund GP, LLC, an affiliate of CVC Credit Partners. The investment manager of both partnerships is CVC Credit Partners, LLC. CVC Capital Partners SICAV-FIS, S.A., a Luxembourg company, together with its affiliates, and Resource America, own a majority and a significant minority, respectively, of the investment manager. The feeder fund pays the investment manager a quarterly management fee of 1.5% annually based on the balance of each limited partner's capital account. Our management fee was waived upon entering the agreement since we are a related party of CVC Credit Partners. For the year ended December 31, 2015, we recorded earnings of $8,000. In March 2015, we elected to withdraw $5.0 million from the fund. In July 2015, a $625,000 withdrawal was requested and received. In October 2015, another $4.0 million was withdrawn from the fund. In December 2015, we elected to withdraw the remaining $8.6 million from the fund. We retained no investment in the fund as of December 31, 2015.
    Relationship with Resource Real Estate. Resource Real Estate, a subsidiary of Resource America, originates, finances and manages our commercial real estate loan portfolio, including whole loans, B notes, mezzanine loans, and investments in real estate.  We reimburse Resource Real Estate for loan origination costs associated with all loans originated.  We had a receivable of $2,500 due from Resource Real Estate for loan origination costs in connection with our commercial real estate loan portfolio as of December 31, 2015.
On December 1, 2009, we purchased a membership interest in RRE VIP Borrower, LLC (an unconsolidated VIE that holds an interest in a real estate joint venture) from Resource America for $2.1 million, its book value.  RREM was asset manager of the venture and received a monthly asset management fee equal to 1.0% of the combined investment calculated as of the last calendar day of the month. The last property associated with the joint venture was sold in July 2014. The income recorded in 2015 was due to a liquidation of an existing bank account with respect to the sold properties.
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
We have closed the following four real estate securitization transactions, which provide financing for commercial real estate loans: RCC CRE Notes 2013, a $307.8 million securitization in December 2013; RCC 2014-CRE2, a $353.9 million securitization on July 30, 2014; RCC 2015-CRE3; a $346.2 million securitization on February 24, 2015; and RCC 2015-CRE4, a $312.9 million securitization on August 18, 2015. With respect to each specialty service mortgage loan, Resource Real Estate receives an amount equal to the product of (a) the Special Servicing Fee Rate, 0.25% per annum, and (b) the outstanding principal balance of such Specialty Service Mortgage Loan. The servicing fee is payable monthly, on an asset-by-asset basis. Resource Real Estate agreed to waive its rights to receive the Special Servicing Fee to the extent that we continue to hold the majority equity of the securitizations. We utilize the brokerage services of Resource Securities, Inc. ("Resource Securities"), a wholly-owned broker-dealer subsidiary of Resource America, on a limited basis to conduct some of its asset trades. We paid Resource Securities placement agent fees in connection with each transaction as follows: $205,000, $175,000, $100,000 and $85,000, respectively.
In July 2014, we formed RCM Global Manager to invest in RCM Global, an entity formed to hold a portfolio of structured product securities. We contributed $15.0 million for a 63.8% membership interest in RCM Global. A five member board manages RCM Global, and all actions, including purchases and sales, must be approved by no less than three of the five members of the board. In March and June 2015, we requested and received a proportional, in-kind distribution in certain securities held by RCM Global. The distribution of and subsequent sale of those securities through its subsidiary, RCC Residential, resulted in the realization of $5.0 million of net gains for the year ended December 31, 2015. As a result of these distributions, our ownership interest of the remaining assets decreased to 30.2% as of December 31, 2015.
In September 2014, we contributed $17.5 million to Pelium Capital for an initial ownership interest of 80.4%. Pelium Capital is a specialized credit opportunity fund managed by Resource America. We have committed to contributing an additional $2.5 million into the fund. We will receive 10% of the carried interest in the partnership for the first five years and can increase our interest to 20% if our capital contributions aggregate $40.0 million. Resource America contributed cash of $2.8 million to the formation of Pelium Capital. As of December 31, 2015, we held a 80.2% interest in Pelium Capital.

(Back to Index)

(Back to Index)

On April 10, 2015, we entered into two first mortgage bridge loans in the amount of $2.5 million and $3.3 million with two funds sponsored by Resource America, Resource Real Estate Investors LP and Resource Real Estate Investors II, LP. Each loan carried an interest rate of LIBOR plus 5.75% with a LIBOR floor of 0.25%. The loans had a maturity date of May 5, 2016, with two consecutive one-year options to extend upon the first maturity date. The loan in the amount of $2.5 million was repaid in full with interest on April 29, 2015. The second loan in the amount of $3.3 million was repaid in full with interest on July 31, 2015.
On June 24, 2015, we committed up to $50.0 million in Pearlmark Mezzanine Realty Partners IV, L.P. ("Pearlmark Mezz IV L.P."), a Delaware limited partnership. The contractual fund manager of the fund is Pearlmark Real Estate LLC ("Pearlmark"), a Delaware limited liability company that is 50% owned by Resource America. We will pay Pearlmark Mezz IV L.P management fees of 1.0% on the unfunded committed capital and 1.5% on the invested capital. We are entitled to a management fee rebate of 25% for the first year of the fund. As of December 31, 2015, we are indebted for $94,000 for management fees, net of the rebate. In October, November and December 2015, we contributed an aggregate of $6.9 million in capital to Pearlmark Mezz IV. As of December 31, 2015, we have an investment balance of $6.5 million and a 47.42% ownership interest in the fund. Resource America has agreed that it will credit any such fees paid by us to Pearlmark against the base management fee that we pay to Resource America.
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
Audit Fees. The aggregate fees billed by our independent auditors, Grant Thornton LLP, for professional services rendered for the audit of our annual financial statements for the years ended December 31, 2015 and 2014 (including a review of internal controls for December 31, 2015 and 2014 as required under Section 404 of the Sarbanes-Oxley Act of 2002) and for the reviews of the consolidated financial statements included in our Quarterly Reports on Form 10-Q during each of the years then ended were $976,000 and $860,000, respectively.
Audit-Related Fees. The aggregate fees billed by Grant Thornton for audit-related services, principally including consulting on accounting issues, for the years ended December 31, 2015 and 2014 were $159,000 and $93,000, respectively.
Tax Fees. There were $112,000 and $70,500 fees paid to Grant Thornton LLP for professional services related to tax compliance, tax advice or tax planning for the years ended December 31, 2015 and 2014, respectively.
All Other Fees. We did not incur any fees in 2015 and 2014 for other services not included above.
Audit Committee Pre-Approval Policies and Procedures. The Audit Committee, on at least an annual basis, reviews audit and non-audit services performed by Grant Thornton LLP as well as the fees charged by Grant Thornton LLP for such services. Our policy is that all audit and non-audit services must be pre-approved by the Audit Committee. All of such services and fees were pre-approved during the year ended December 31, 2015.

(Back to Index)

(Back to Index)

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	The following documents are filed as part of this Annual Report on Form 10-K:

1.	Financial Statements
Report of Independent Registered Public Accounting Firm
Consolidated Balance Sheets at December 31, 2015 and 2014
Consolidated Statements of Operations for the years ended December 31, 2015, 2014 and 2013
Consolidated Statements of Changes in Stockholders' Equity for years ended
December 31, 2015, 2014 and 2013
Consolidated Statements of Cash Flows for the years ended December 31, 2015, 2014 and 2013
Notes to Consolidated Financial Statements

2.	Financial Statement Schedules
3.    Exhibits

Exhibit No.	Description
3.1(a)	Restated Certificate of Incorporation of Resource Capital Corp. (1)
3.1(b)	Articles of Amendment to Restated Certificate of Incorporation of Resource Capital Corp. (29)
3.1(c)	Articles Supplementary 8.50% Series A Cumulative Redeemable Preferred Stock. (16)
3.1(d)	Articles Supplementary 8.50% Series A Cumulative Redeemable Preferred Stock. (17)
3.1(e)	Articles Supplementary 8.25% Series B Cumulative Redeemable Preferred Stock. (18)
3.1(f)	Articles Supplementary 8.25% Series B Cumulative Redeemable Preferred Stock. (22)
3.1(g)	Articles Supplementary 8.625% Fixed-to-Floating Series C Cumulative Redeemable Preferred Stock. (9)
3.2	Amended and Restated Bylaws of Resource Capital Corp. (as Amended January 31, 2014) (12)
4.1(a)	Form of Certificate for Common Stock for Resource Capital Corp. (1)
4.1(b)	Form of Certificate for 8.50% Series A Cumulative Redeemable Preferred Stock. (13)
4.1(c)	Form of Certificate for 8.25% Series B Cumulative Redeemable Preferred Stock (18)
4.1(d)	Form of Certificate for 8.625% Fixed-to-Floating Series C Cumulative Redeemable Preferred Stock. (9)
4.2(a)	Junior Subordinated Indenture between Resource Capital Corp. and Wells Fargo Bank, N.A., dated May 25, 2006. (2)
4.2(b)	Amendment to Junior Subordinated Indenture and Junior Subordinated Note due 2036 between Resource Capital Corp. and Wells Fargo Bank, N.A., dated October 26, 2009 and effective September 30, 2009. (6)
4.3(a)	Amended and Restated Trust Agreement among Resource Capital Corp., Wells Fargo Bank, N.A., Wells Fargo Delaware Trust Company and the Administrative Trustees named therein, dated May 25, 2006. (2)
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
4.8(d)
Second Supplemental Indenture, dated January 13, 2015, between Resource Capital Corp. and Wells Fargo Bank, National Association, as Trustee (including the form of 8.00% Convertible Senior Note due 2020). (20)

4.8(e)	Form of 8.00% Convertible Senior Note due 2020 (included in Exhibit 4.8(d)).
10.1(a)	Second Amended and Restated Management Agreement between Resource Capital Corp, Resource Capital Manager, Inc. and Resource America, Inc. dated as of June 13, 2012. (28)
10.1(b)	Amendment No.1 to Second Amended and Restated Management Agreement between Resource Capital Corp, Resource Capital Manager, Inc. and Resource America, Inc. dated as of November 7, 2013.(4)
10.2(a)	2005 Stock Incentive Plan. (1)
10.2(b)	Form of Stock Award Agreement. (8)
10.2(c)	Form of Stock Option Agreement. (8)
10.3(a)	Amended and Restated Omnibus Equity Compensation Plan. (7)
10.3(b)	Form of Stock Award Agreement. (27)
10.3(c)	Form of Stock Award Agreement (for employees with Resource America, Inc. employment agreements). (27)
10.4	Services Agreement between Resource Capital Asset Management, LLC and Apidos Capital Management, LLC, dated February 24, 2011. (11)
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

12.1	Statements re Computation of Ratios
21.1	List of Subsidiaries of Resource Capital Corp.
23.1	Consent of Grant Thornton LLP
31.1	Rule 13a-14(a)/Rule 15d-14(a) Certification of Chief Executive Officer.
31.2	Rule 13a-14(a)/Rule 15d-14(a) Certification of Chief Financial Officer.
32.1	Certification Pursuant to 18 U.S.C. Section 1350.
32.2	Certification Pursuant to 18 U.S.C. Section 1350.
99.1(a)	Master Repurchase and Securities Contract by and among RCC Commercial, Inc., RCC Real Estate Inc. and Wells Fargo Bank, National Association, dated February, 1, 2011. (10)
99.1(b)	Guaranty Agreement made by Resource Capital Corp. in favor of Wells Fargo Bank, National Association, dated February 1, 2011. (10)
99.2(a)	Master Repurchase and Securities Contract for $150,000,000 between RCC Real Estate SPE 4, LLC, as Seller, and Wells Fargo Bank, National Association, as Buyer, Dated February 27, 2012. (14)
99.2(b)	Guaranty made by Resource Capital Corp. as guarantor, in favor of Wells Fargo Bank, National Association, dated February 27, 2012 (14)
99.2(c)
First Amendment to Master Repurchase and Securities Contract and Other Documents between RCC Real Estate SPE 4, LLC, as seller, and Wells Fargo Bank, National Association, as buyer, dated April 2, 2013. (23)

99.3(a)	Master Purchase Agreement by and between RCC Real Estate SPE 5, LLC, as, master seller, and Deutsche Bank AG, Cayman Islands Branch, as buyer, dated as of July 19, 2013. (24)
99.4(a)	Master Repurchase and Securities Contract dated as of June 20, 2014 with Well Fargo Bank, National Association. (5)
99.4(b)	Guaranty Agreement dated as of June 20, 2014, made by Resource Capital Corp., as guarantor, in favor of Wells Fargo Bank, National Association. (5)
99.5(a)	Master Repurchase and Securities Contract Agreement between RCC Real Estate 6, LLC and Morgan Stanley Bank, NA, dated as of September 10, 2015. (30)
99.5(b)	Guarantee dated as of September 10, 2015, made by Resource Capital Corp., as guarantor, in favor of Morgan Stanley Bank, N.A. (30)
99.6	Federal Income Tax Consequences of our Qualification as a REIT.
101	Interactive Data Files.

(Back to Index)

(Back to Index)

(1)	Filed previously as an exhibit to the Company’s registration statement on Form S-11, Registration No. 333-126517.
(2)	Filed previously as an exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2006.
(3)	Filed previously as an exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2006.
(4)	Filed previously as an exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2013.
(5)	Filed previously as an exhibit to the Company’s Current Report on Form 8-K filed on June 26, 2014.
(6)	Filed previously as an exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2009.
(7)	Filed previously as an exhibit to the Company’s Proxy Statement filed on April 16, 2014.
(8)	Filed previously as an exhibit to the Company’s Registration Statement on Form S-11 (File No. 333-132836).
(9)	Filed previously as an exhibit to the Company’s Registration Statement on Form 8-A filed on June 9, 2014.
(10)	Filed previously as an exhibit to the Company’s Annual Report on Form 10-K for the year ended December 31, 2010.
(11)	Filed previously as an exhibit to the Company’s Current Report on Form 8-K filed on March 2, 2011.
(12)	Filed previously as an exhibit to the Company’s Current Report on Form 8-K filed on February 4, 2014.
(13)	Filed previously as an exhibit to the Company’s Annual Report on Form 10-K for the year ended December 31, 2012 filed on March 18, 2013.
(14)	Filed previously as an exhibit to the Company’s Current Report on Form 8-K filed on March 2, 2012.
(15)	Filed previously as an exhibit to the Company’s Current Report on Form 8-K filed on June 13, 2012.
(16)	Filed previously as an exhibit to the Company’s registration statement on Form 8-A filed on June 8, 2012.
(17)	Filed previously as an exhibit to the Company’s Current Report on Form 8-K filed on June 29, 2012.
(18)	Filed previously as an exhibit to the Company's Registration Statement on Form 8-A filed on September 28, 2012.
(19)	Filed previously as an exhibit to the Company's Current Report on Form 8-K filed on September 23, 2014.
(20)	Filed previously as an exhibit to the Company's Current Report on Form 8-K filed on January 13, 2015.
(21)	Filed previously as an exhibit to the Company's Current Report on Form 8-K filed on October 1, 2012.
(22)	Filed previously as an exhibit to the Company Current Report on Form 8-K filed on March 19, 2013.
(23)	Filed previously as an exhibit to the Company's Current Report on Form 8-K filed on April 8, 2013.
(24)	Filed previously as an exhibit to the Company's Current Report on Form 8-K filed on July 25, 2013.
(25)	Filed previously as an exhibit to the Company's Current Report on Form 8-K filed on October 21, 2013.
(26)	Filed previously as an exhibit to the Company's Current Report on Form 8-K filed on November 20, 2014.
(27)	Filed previously as an exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2014.
(28)	Filed previously as an exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2015.
(29)	Filed previously as an exhibit to the Company's Current Report on Form 8-K filed on September 1, 2015.
(30)	Filed previously as an exhibit to the Company's Current Report on Form 8-K filed on September 16, 2015.

(Back to Index)

(Back to Index)

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

RESOURCE CAPITAL CORP. (Registrant)

March 10, 2016	By:	/s/ Jonathan Z. Cohen
Jonathan Z. Cohen
Chief Executive Officer and President
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Steven J. Kessler	Chairman of the Board	March 10, 2016
STEVEN J. KESSLER

/s/ Jonathan Z. Cohen	Director, President and Chief Executive Officer	March 10, 2016
JONATHAN Z. COHEN

/s/ Walter T. Beach	Director	March 10, 2016
WALTER T. BEACH

/s/ Edward E. Cohen	Director	March 10, 2016
EDWARD E. COHEN

/s/ Richard Fore	Director	March 10, 2016
RICHARD FORE

/s/ William B. Hart	Director	March 10, 2016
WILLIAM B. HART

/s/ Gary Ickowicz	Director	March 10, 2016
GARY ICKOWICZ

/s/ Murray S. Levin	Director	March 10, 2016
MURRAY S. LEVIN

/s/ P. Sherrill Neff	Director	March 10, 2016
P. SHERRILL NEFF

/s/ Stephanie H. Wiggins	Director	March 10, 2016
STEPHANIE H. WIGGINS

/s/ David J. Bryant	Senior Vice President	March 10, 2016
DAVID J. BRYANT	Chief Financial Officer and Treasurer

/s/ Eldron C. Blackwell	Chief Accounting Officer	March 10, 2016
ELDRON C. BLACKWELL

(Back to Index)

(Back to Index)

SCHEDULE II
Resource Capital Corp.
Valuation and Qualifying Accounts
(dollars in thousands)

	Balance at beginning of period	Charge to expense	Write-offs	Recoveries	Balance at end of period
Allowance for loan and lease loss:

Year ended December 31, 2015	$4,613	$49,889	$(7,027)	$61	$47,536

Year ended December 31, 2014	$13,807	$1,804	$(10,998)	$—	$4,613

Year ended December 31, 2013	$17,691	$3,020	$(6,904)	$—	$13,807

(Back to Index)

SCHEDULE III
Resource Capital Corp.
Real Estate and Accumulated Depreciation
December 31, 2015
(dollars in thousands)

	2015	2014	2013
Real Estate
Balance, beginning of year	$—	$32,380	$77,936

Additions:
Improvements	—	25	268
	—	25	268
Deductions:
Cost of real estate sold	—	(32,405)	(20,216)
Property available-for-sale	—	—	(25,608)
Balance, end of year	$—	$—	$32,380

Accumulated Depreciation
Balance, beginning of year	$—	$2,602	$2,550

Additions:
Depreciation expense	—	433	1,049
	—	433	1,049
Deductions:
Sales	—	(3,035)	(997)
Balance, end of year	$—	$—	$2,602

(Back to Index)

SCHEDULE IV
Resource Capital Corp.
Mortgage Loans on Real Estate
As of December 31, 2015
(Dollars in thousands)

Type of Loan/ Borrower	Description / Location	Interest Payment Rates	Final Maturity Date	Periodic Payment Terms (1)	Prior Liens (2)	Face Amount of Loans (3)		Net Carrying Amount of Loans		Principal Amount of Loans subject to delinquent principal or interest
Whole Loans:
Borrower A	Multi-Family/Houston, TX	LIBOR FLOOR 0.25% + 4.50%	7/5/2019	I/O	—	$73,075		$72,696		$—
Borrower B	Retail/Various	LIBOR FLOOR 0.25% + 5.24%	12/5/2020	I/O	—	66,615		65,837		—
Borrower C	Multi-Family/NC & GA	LIBOR FLOOR 0.25% + 5.35%	2/5/2020	I/O	—	56,500		56,040		—
All other Whole Loans individually less than 3%						1,444,554		1,432,482		—
Total Whole Loans						$1,640,744	(4)	$1,627,055		$—

Mezzanine Loans:
All Other Mezzanine Loans individually less than 3%						$45,368		$7,923		$38,072
Total Mezzanine Loans						$45,368		$7,923		$38,072

B Notes:
All Other B Notes individually less than 3%						$15,934		$15,920		$—
Total B Notes						$15,934	(4)	$15,920		$—
Total Commercial Real Estate Loans						$1,702,046		$1,650,898	(5)	$38,072

Residential Mortgage Loans:
All other Residential Mortgage Loans individually less than 3%						$96,217		$96,206		$147
Total Residential Mortgage Loans						$96,217		$96,206	(6)	$147

Explanatory Notes:

(1)	IO = interest only

(2)	Represents only Third Party Liens.

(3)	Does not include unfunded commitments.

(4)	All Whole Loans and B Notes are current with respect to principal and interest payments.

(5)
The net carrying amount of loans includes an allowance for loan loss of $41.8 million at December 31, 2015 allocated to as follows: Whole Loans $3.7 million, Mezzanine Loans $38.1 million, and B Notes $16,000.

(6)	The net carrying amount of Residential Mortgage Loans includes an allowance for loan loss of $11,000 at December 31, 2015.