Form 10-Q
period 2016-03-31
Resource Capital Corp.
filed 2016-05-10
CIK 1332551

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2016
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  ☐ Yes ☑ No
The number of outstanding shares of the registrant’s common stock on May 5, 2016 was 31,197,445 shares.

(Back to Index)

RESOURCE CAPITAL CORP. AND SUBSIDIARIES
INDEX TO QUARTERLY REPORT
ON FORM 10-Q

(Back to Index)

(Back to Index)

PART I
ITEM 1.    FINANCIAL STATEMENTS
RESOURCE CAPITAL CORP. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share data)

	March 31, 2016	December 31, 2015
	(unaudited)
ASSETS (1)
Cash and cash equivalents	$71,403	$78,756
Restricted cash	8,721	40,635
Investment securities, trading	3,886	25,550
Investment securities available-for-sale, pledged as collateral, at fair value	87,662	162,306
Investment securities available-for-sale, at fair value	212,527	45,782
Loans held for sale ($122.5 million and $94.5 million at fair value)	126,153	95,946
Loans, pledged as collateral and net of allowances of $4.1 million and $47.5 million	1,771,917	2,160,751
Investments in unconsolidated entities	74,356	50,030
Derivatives, at fair value	4,689	3,446
Interest receivable	10,788	14,009
Deferred tax asset, net	12,634	12,646
Principal paydown receivable	—	17,941
Direct financing leases, net of allowances of $0.5 million	714	931
Intangible assets	25,511	26,228
Prepaid expenses	2,778	3,180
Other assets	12,540	22,295
Total assets	$2,426,279	$2,760,432
LIABILITIES (2)
Borrowings	$1,602,025	$1,895,288
Distribution payable	17,125	17,351
Accrued interest expense	5,024	5,604
Derivatives, at fair value	2,742	3,941
Accrued tax liability	815	549
Accounts payable and other liabilities	10,912	10,939
Total liabilities	1,638,643	1,933,672
EQUITY
Preferred stock, par value $0.001: 10,000,000 shares authorized 8.50% Series A cumulative redeemable preferred shares, liquidation preference $25.00 per share 1,069,016 and 1,069,016 shares issued and outstanding	1	1
Preferred stock, par value $0.001: 10,000,000 shares authorized 8.25% Series B cumulative redeemable preferred shares, liquidation preference $25.00 per share 5,544,579 and 5,740,479 shares issued and outstanding	6	6
Preferred stock, par value $0.001: 10,000,000 shares authorized 8.625% Series C cumulative redeemable preferred shares, liquidation preference $25.00 per share 4,800,000 and 4,800,000 shares issued and outstanding	5	5
Common stock, par value $0.001: 125,000,000 shares authorized; 31,217,415 and 31,562,724 shares issued and outstanding (including 910,790 and 691,369 unvested restricted shares)	31	32
Additional paid-in capital	1,217,493	1,228,346
Accumulated other comprehensive income (loss)	(1,895)	(2,923)
Distributions in excess of earnings	(426,935)	(406,603)
Total stockholders’ equity	788,706	818,864
Non-controlling interests	(1,070)	7,896
Total equity	787,636	826,760
TOTAL LIABILITIES AND EQUITY	$2,426,279	$2,760,432

(Back to Index)

(Back to Index)

RESOURCE CAPITAL CORP. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS - (Continued)
(in thousands, except share and per share data)

	March 31, 2016	December 31, 2015
	(unaudited)
(1) Assets of consolidated Variable Interest Entities ("VIEs") included in the total assets above:
Cash and cash equivalents	$—	$95
Restricted cash	7,986	39,061
Investment securities available-for-sale, pledged as collateral, at fair value	—	66,137
Loans held for sale	153	1,475
Loans, pledged as collateral and net of allowances of $1.1 million and $42.8 million	1,039,119	1,416,441
Interest receivable	4,185	6,592
Prepaid expenses	64	238
Principal paydown receivable	—	17,800
Other assets	—	833
Total assets of consolidated VIEs	$1,051,507	$1,548,672

(2) Liabilities of consolidated VIEs included in the total liabilities above:
Borrowings	$725,109	$1,032,581
Accrued interest expense	635	923
Derivatives, at fair value	—	3,346
Accounts payable and other liabilities	44	(117)
Total liabilities of consolidated VIEs	$725,788	$1,036,733

The accompanying notes are an integral part of these statements
(Back to Index)

(Back to Index)

RESOURCE CAPITAL CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except share and per share data)
(unaudited)

	For the Three Months Ended
	March 31,
	2016	2015
REVENUES
Interest income:
Loans	$34,112	$32,663
Securities	4,798	4,052
Leases	(54)	95
Interest income - other	1,241	832
Total interest income	40,097	37,642
Interest expense	15,771	14,902
Net interest income	24,326	22,740
Dividend income	17	16
Fee income	(701)	1,170
Total revenues	23,642	23,926
OPERATING EXPENSES
Management fees - related party	4,037	3,560
Equity compensation - related party	1,263	995
Rental operating expense	—	6
Lease operating	3	23
General and administrative	10,070	10,971
Depreciation and amortization	641	565
Impairment losses	—	59
Provision (recovery) for loan and lease losses	37	3,990
Total operating expenses	16,051	20,169

	7,591	3,757
OTHER INCOME (EXPENSE)
Equity in earnings of unconsolidated subsidiaries	2,222	706
Net realized and unrealized gain (loss) on sales of investment securities available-for-sale and loans and derivatives	4,828	13,967
Net realized and unrealized gain (loss) on investment securities, trading	145	2,074
Unrealized gain (loss) and net interest income on linked transactions, net	—	235
(Loss) on reissuance/gain on extinguishment of debt	—	(900)
(Loss) gain on sale of real estate	(3)	(22)
Total other income (expense)	7,192	16,060

INCOME (LOSS) BEFORE TAXES	14,783	19,817
Income tax (expense) benefit	(763)	(1,847)
NET INCOME (LOSS)	14,020	17,970

The accompanying notes are an integral part of these statements
(Back to Index)

(Back to Index)

RESOURCE CAPITAL CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS - (Continued)
(in thousands, except share and per share data)
(unaudited)

	For the Three Months Ended
	March 31,
	2016	2015
Net (income) loss allocated to preferred shares	(6,048)	(6,091)
Carrying value in excess of consideration paid for preferred shares	1,611	—
Net (income) loss allocable to non-controlling interest, net of taxes	90	(2,477)
NET INCOME (LOSS) ALLOCABLE TO COMMON SHARES	$9,673	$9,402
NET INCOME (LOSS) PER COMMON SHARE – BASIC	$0.32	$0.29
NET INCOME (LOSS) PER COMMON SHARE – DILUTED	$0.31	$0.28
WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING - BASIC	30,600,407	32,814,227
WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING - DILUTED	31,038,095	33,076,104

The accompanying notes are an integral part of these statements
(Back to Index)

(Back to Index)

RESOURCE CAPITAL CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(in thousands)
(unaudited)

	For the Three Months Ended
	March 31,
	2016	2015
Net income (loss)	$14,020	$17,970
Other comprehensive income (loss):
Reclassification adjustment for realized (gains) losses on available-for-sale securities included in net income	301	(6,258)
Unrealized gains (losses) on available-for-sale securities, net	(1,318)	3,123
Reclassification adjustments associated with unrealized gains (losses) from interest rate hedges included in net income	61	90
Unrealized gains on derivatives, net	27	1,142
Foreign currency translation adjustments	—	429
Total other comprehensive income (loss)	(929)	(1,474)
Comprehensive income (loss) before allocation to non-controlling interests and preferred shares	13,091	16,496
Unrealized (gains) losses on available-for-sale securities allocable to non-controlling interests	—	807
Net (income) loss allocable to non-controlling interests	90	(2,477)
Net (income) loss allocated to preferred shares	(6,048)	(6,091)
Carrying value in excess of consideration paid for preferred shares	1,611	—
Comprehensive income (loss) allocable to common shares	$8,744	$8,735

The accompanying notes are an integral part of these statements
(Back to Index)

(Back to Index)
RESOURCE CAPITAL CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CHANGES IN EQUITY
FOR THE THREE MONTHS ENDED MARCH 31, 2016
(in thousands, except share and per share data)
(unaudited)

	Common Stock		Preferred Shares - Series A	Preferred Shares - Series B	Preferred Shares - Series C	Additional Paid-In Capital	Accumulated Other Comprehensive (Loss) Income	Retained Earnings	Distributions in Excess of Earnings	Total Stockholders' Equity	Non-Controlling Interests	Total Equity
	Shares	Amount
Balance, December 31, 2015	31,562,724	$32	$1	$6	$5	$1,228,346	$(2,923)	$—	$(406,603)	$818,864	$7,896	$826,760
Deconsolidation of variable interest entities	—	—	—	—	—	—	1,957	—	(16,932)	(14,975)	(8,876)	(23,851)
Balance, January 1, 2016	31,562,724	32	1	6	5	1,228,346	(966)	—	(423,535)	803,889	(980)	802,909
Proceeds from dividend reinvestment and stock purchase plan	3,541	—	—	—	—	35	—	—	—	35	—	35
Proceeds from issuance of preferred stock	—	—	—	—	—	—	—	—	—	—	—	—
Offering costs	—	—	—	—	—	—	—	—	—	—	—	—
Discount on 8.0% convertible senior notes	—	—	—	—	—	19	—	—	—	19	—	19
Stock based compensation	301,613	—	—	—	—	—	—	—	—	—	—	—
Amortization of stock based compensation	—	—	—	—	—	1,263	—	—	—	1,263	—	1,263
Purchase and retirement of common shares	(650,463)	(1)	—	—	—	(7,445)	—	—	—	(7,446)	—	(7,446)
Net income	—	—	—	—	—	—	—	14,110	—	14,110	(90)	14,020
Preferred dividends	—	—	—	—	—	—	—	(6,048)	—	(6,048)	—	(6,048)
Preferred stock redemption	—	—	—	—	—	(4,725)	—	1,611	—	(3,114)	—	(3,114)
Securities available-for-sale, fair value adjustment, net	—	—	—	—	—	—	(1,017)	—	—	(1,017)	—	(1,017)
Designated derivatives, fair value adjustment	—	—	—	—	—	—	88	—	—	88	—	88
Distributions on common stock	—	—	—	—	—	—	—	(9,673)	(3,400)	(13,073)	—	(13,073)
Balance, March 31, 2016	31,217,415	$31	$1	$6	$5	$1,217,493	$(1,895)	$—	$(426,935)	$788,706	$(1,070)	$787,636

The accompanying notes are an integral part of these statements
(Back to Index)

(Back to Index)

RESOURCE CAPITAL CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	For the Three Months Ended
	March 31,
	2016	2015
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$14,020	$17,970
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities:
Provision for (recovery of) loan losses	37	3,990
Depreciation, amortization, and accretion	652	3,729
Amortization of stock-based compensation	1,263	995
Deferred income tax (benefit) expense	—	(48)
Sale (origination) of residential mortgage loans held for sale, net	(34,291)	(58,136)
Sale (purchase) of and principal payments on securities, trading, net	3	(8,173)
Net realized and unrealized loss (gain) on investment securities, trading	(145)	(2,074)
Net realized and unrealized (gain) loss on sales of investment securities available-for-sale and loans	(4,828)	(14,423)
Loss (gain) on the reissuance (extinguishment) of debt	—	900
Loss (gain) on sale of real estate	3	22
Settlement of derivative instruments	(1,403)	82
Net impairment losses recognized in earnings	—	59
Unrealized gain (loss) and net interest income on linked transactions, net	—	(235)
Equity in net (earnings) losses of unconsolidated subsidiaries	(2,222)	(706)
Changes in operating assets and liabilities, net of acquisitions	8,622	4,282
Net cash provided by (used in) operating activities	(18,289)	(51,766)

CASH FLOWS FROM INVESTING ACTIVITIES:
(Increase) decrease in restricted cash	14,365	94,734
Deconsolidation of VIEs (1)	(472)	—
Purchase of securities available-for-sale	(6,467)	(4,000)
Principal payments on securities available-for-sale	16,229	37,860
Proceeds from sale of securities available-for-sale	—	7,113
Return of capital from (investment in) unconsolidated entity	9,381	4,391
Purchase and origination of loans	(110,026)	(207,983)
Principal payments received on loans	133,166	91,294
Proceeds from sale of loans	138	16,922
Purchase of furniture and fixtures	(23)	—
Acquisition of property and equipment	—	(171)
Investment in loans - related parties	—	(903)
Settlement of derivative instruments	56	3,091
Net cash (used in) provided by investing activities	56,347	42,348

CASH FLOWS FROM FINANCING ACTIVITIES:
Net proceeds from issuances of common stock and dividend reinvestment and stock purchase plan (net of offering costs of $0 and $0)	33	106
Proceeds from issuance of preferred shares (net of offering costs of $0 and $111)	—	3,002
Repurchase of common stock	(7,445)	(5)
Repurchase of preferred shares	(3,114)	—
Net proceeds (borrowings) from repurchase agreements	49,796	(64,812)
Proceeds from borrowings:
Securitizations	—	282,127
Convertible senior notes	—	99,000
Senior secured revolving credit facility	19,000	21,500
Reissuance of debt	—	8,100
Payments on borrowings:
Securitizations	(28,334)	(161,713)
Senior secured revolving credit facility	(56,000)	—
Payment of debt issuance costs	—	(6,639)
Distributions to non-controlling interest and subordinated note holders	—	(2,987)
Proceeds received from non-controlling interests	—	1,802
Distributions paid on preferred stock	(6,115)	(6,044)
Distributions paid on common stock	(13,232)	(26,563)
Net cash provided by (used in) financing activities	$(45,411)	$146,874
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(7,353)	137,456
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	78,756	79,905
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$71,403	$217,361
SUPPLEMENTAL DISCLOSURE:
Interest expense paid in cash	$12,946	$9,378
Income taxes paid in cash	$43	$1,739

(1)
Cash and cash equivalents as of January 1, 2016 decreased by $472,000 due to the adoption of the amendments to the consolidation accounting guidance resulting in the deconsolidation of five variable interest entities (see Note 2).

The accompanying notes are an integral part of these statements
(Back to Index)

(Back to Index)

RESOURCE CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2016
(unaudited)

NOTE 1 - ORGANIZATION AND BASIS OF PRESENTATION
Resource Capital Corp. and subsidiaries’ (collectively the ‘‘Company’’) principal business activity is to originate, purchase and manage a diversified portfolio of commercial real estate-related assets and commercial finance assets.  The Company’s investment activities are managed by Resource Capital Manager, Inc. (‘‘Manager’’) pursuant to a management agreement (the ‘‘Management Agreement’’).  The Manager is a wholly-owned indirect subsidiary of Resource America, Inc. (“Resource America”) (NASDAQ: REXI).  In September 2013, it was determined that the Company is a variable interest entity ("VIE") and that Resource America was the primary beneficiary of the Company. In December 2015, Resource America early adopted the consolidation guidance issued by the Financial Accounting Standards Board ("FASB") (see Note 2) and it was determined that the Company was no longer a VIE. Therefore, the Company's financial statements are no longer consolidated into Resource America's financial statements.
On January 1, 2016, the Company adopted the amendments to the consolidation guidance as outlined in Note 2. As a result of its evaluation, the Company determined that it is no longer the primary beneficiary of the following VIEs and therefore, deconsolidated these entities: Resource Real Estate Funding CDO 2006-1, Ltd. (“RREF CDO 2006-1”), Resource Real Estate Funding CDO 2007-1, Ltd. (“RREF CDO 2007-1”), Apidos Cinco CDO, Ltd. (“Apidos Cinco CDO”), Pelium Capital Partners, L.P., ("Pelium Capital") and RCM Global, LLC ("RCM Global").
The following subsidiaries are consolidated in the Company’s financial statements:

•
RCC Real Estate, Inc. (“RCC Real Estate”) holds real estate investments, including commercial real estate loans, commercial real estate-related securities and direct investments in real estate.  RCC Real Estate owns 100% of the equity of the following VIEs:

◦
RREF CDO 2006-1, a Cayman Islands limited liability company and qualified real estate investment trust (“REIT”) subsidiary (“QRS”).  RREF CDO 2006-1 was established to complete a collateralized debt obligation (“CDO”) issuance secured by a portfolio of commercial real estate ("CRE") loans and commercial mortgage-backed securities (“CMBS”). This entity was deconsolidated as of January 1, 2016 and the retained investment is now accounted for as an investment security, available-for-sale (see Note 2) in its consolidated financial statements. On April 25, 2016, RREF CDO 2006-1 was liquidated. As a result of the liquidation and in return for the Company's interests in RREF CDO 2006-1, the Company was distributed the remaining assets of the CDO (see Note 24).

◦
RREF CDO 2007-1, a Cayman Islands limited liability company and QRS.  RREF CDO 2007-1 was established to complete a CDO issuance secured by a portfolio of CRE loans and CMBS. This entity was deconsolidated as of January 1, 2016 and the retained investment is now accounted for as an investment security, available-for-sale (see Note 2) in its consolidated financial statements.

◦
Resource Capital Corp. CRE Notes 2013, Ltd. (“RCC CRE Notes 2013”), a Cayman Islands limited liability company and QRS, was established to complete a CRE securitization issuance secured by a portfolio of CRE loans.

◦
Resource Capital Corp. 2014-CRE2, Ltd. (“RCC 2014-CRE2”), a Cayman Islands limited liability company and QRS, was established to complete a CRE securitization issuance secured by a portfolio of CRE loans.

◦
Resource Capital Corp. 2015-CRE3, Ltd. (“RCC 2015-CRE3”), a Cayman Islands limited liability company and QRS, was established to complete a CRE securitization issuance secured by a portfolio of CRE loans.

◦
Resource Capital Corp. 2015-CRE4, Ltd. (“RCC 2015-CRE4”), a Cayman Islands limited liability company and QRS, was established to complete a CRE securitization issuance secured by a portfolio of CRE loans.

•	RCC Commercial, Inc. (“RCC Commercial”) holds a 29.6% investment in Northport TRS, LLC (“Northport LLC”) and owns 100% of the equity of the following VIE:

◦
Apidos CDO III, Ltd. (“Apidos CDO III”), a Cayman Islands limited liability company and taxable REIT subsidiary (“TRS”), was established to complete a CDO issuance secured by a portfolio of bank loans and asset-backed securities (“ABS”). On March 31, 2015, the Company issued a notice of redemption to Apidos CDO III's trustee to call the CDO. In June 2015, the Company liquidated Apidos CDO III and, as a result, all of the assets were sold.

(Back to Index)

(Back to Index)

RESOURCE CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
MARCH 31, 2016
(unaudited)

•
RCC Commercial II, Inc. (“Commercial II”) holds structured notes, available-for-sale securities and investments in the subordinated notes of foreign, syndicated bank loan collateralized loan obligation ("CLO") vehicles.  Commercial II owns 100%, 68.3%, and 88.6% respectively, of the equity of the following VIEs:

◦
Apidos Cinco CDO, a Cayman Islands limited liability company and TRS, was established to complete a CDO issuance secured by a portfolio of bank loans, ABS and corporate bonds. This entity was deconsolidated as of January 1, 2016 and the retained investment is now accounted for as an investment security, available-for-sale (see Note 2).

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

◦
Apidos CDO I, Ltd. ("Apidos CDO I”), a Cayman Islands limited liability company and TRS was established to complete a CDO issuance secured by a portfolio of bank loans and ABS. In October 2014, the Company liquidated Apidos CLO I, and as a result, substantially all of the assets were sold.

•
Resource TRS, Inc. (“Resource TRS”), a TRS directly owned by the Company, holds the Company’s equity investment in a leasing company and holds all of its investment securities, trading (through both direct and indirect investments in such securities). Resource TRS also owns equity in the following:

◦	Resource TRS, LLC, a Delaware limited liability company, which holds a 25.8% investment in Northport LLC.

◦
Northport LLC, a Delaware limited liability company, which holds bank loan investments and the Company's self-originated middle market loans. Resource TRS owns 44.6% of the equity in Northport LLC as of March 31, 2016. The remaining 29.6% of the equity is owned by RCC Commercial.

◦
Pelium Capital, a Delaware limited partnership, which holds investment securities, trading. Resource TRS owns 80.2% of the equity in Pelium Capital as of March 31, 2016. This entity was deconsolidated as of January 1, 2016 and the retained investment is now accounted for as an equity method investment (see Note 2).

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

•
Resource TRS III, Inc. (“Resource TRS III”), a TRS directly owned by the Company, held the Company’s interests in a bank loan CDO originated by the Company.  Resource TRS III previously owned 33% of the equity of Apidos CLO VIII, Ltd (“Apidos CLO VIII”), a Cayman Islands limited liability company and TRS, which was liquidated in October 2013.

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
MARCH 31, 2016
(unaudited)

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

◦
ZWH4, LLC ("ZAIS"), a Delaware limited liability company, which owns a beneficial interest in the warehouse credit facility of ZAIS CLO 4, Limited, is a Cayman Islands exempted limited liability company, in equity form, that is used to finance the purchase of syndicated bank loans.

•	RCC Residential, Inc. ("RCC Residential"), a TRS directly owned by the Company, is a Delaware corporation which owns 100% of the following entities:

◦	Primary Capital Mortgage, LLC ("PCM"), (formerly known as Primary Capital Advisors, LLC), a limited liability company that originates and services residential mortgage loans.

◦	RCM Global Manager, LLC ("RCM Global Manager"), a Delaware limited liability company, owns 25.4% of the following entity:

▪
RCM Global, a Delaware limited liability company, holds a portfolio of investment securities, available-for-sale. This entity was deconsolidated as of January 1, 2016 and the retained investment is now accounted for as an equity method investment (see Note 2).

▪	RCC Residential Portfolio, Inc. ("RCC Resi Portfolio"), a Delaware corporation directly owned by the Company, invests in residential mortgage-backed securities (“RMBS”).

▪
RCC Residential Portfolio TRS, Inc. ("RCC Resi TRS"), a TRS directly owned by the Company, is a Delaware corporation which intends to hold strategic residential mortgage positions which cannot be held by RCC Resi Portfolio.

◦	RCC Residential Depositor, LLC ("RCC Resi Depositor"), a Delaware limited liability company, owns 100% of the following entity:

▪
RCC Residential Acquisition, LLC ("RCC Resi Acquisition"), a Delaware limited liability company, purchases residential mortgage loans from PCM and transfers the assets to RCC Opportunities Trust ("RCC Opp Trust").

*	RCC Opp Trust, a Delaware statutory trust, which holds a portfolio of residential mortgage loans, available-for-sale.
NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Reverse Stock Split and Amended and Restated Certificate of Incorporation
Effective August 31, 2015, the Company completed a one-for-four reverse stock split of its outstanding common stock. The accompanying financial statements and notes to the financial statements give retroactive effect to the reverse stock split for all periods presented. In addition, the Company adopted an Amended and Restated Certificate of Incorporation, which provides that its authorized capital stock consists of 125,000,000 shares of common stock, $0.001 par value per share, and 100,000,000 shares of preferred stock, $0.001 par value per share.
Principles of Consolidation
The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (“GAAP”) and the accounting policies set forth in Note 2 included in our annual report on Form 10-K for the year ended December 31, 2015. The consolidated financial statements include the accounts of the Company. All inter-company transactions and balances have been eliminated.
Cash and Cash Equivalents
Cash and cash equivalents include cash on hand and all highly liquid investments with original maturities of three months or less at the time of purchase. At March 31, 2016 and December 31, 2015, approximately $67.6 million and $74.3 million of the reported cash balances exceeded the Federal Deposit Insurance Corporation deposit insurance limit of $250,000 per institution, subjecting the Company to risk related to the uninsured balance. All of the Company's cash deposits are held at large, established financial institutions.

(Back to Index)

(Back to Index)

RESOURCE CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
MARCH 31, 2016
(unaudited)

Income Taxes
Because modest changes in projected income or loss produce a significant variance in estimates of the Company's annual effective tax rate, the Company records its tax provision (benefit) based on its actual effective tax rate.
Recent Accounting Standards
In March 2016, the FASB issued guidance intended to simplify various aspects related to how share-based payments are accounted for and presented in the financial statements. The new guidance allows for entities to make an entity-wide accounting policy election to either estimate the number of awards that are expected to vest or account for forfeitures when they occur. In addition, the guidance allows employers to withhold shares to satisfy minimum statutory tax withholding requirements up to the employees’ maximum individual tax rate without causing the award to be classified as a liability. The guidance also stipulates that cash paid by an employer to a taxing authority when directly withholding shares for tax-withholding purposes should be classified as a financing activity on the statement of cash flows. This guidance is effective for annual reporting periods beginning after December 15, 2016, and interim periods within that reporting period. Early adoption is permitted in any interim or annual period, with any adjustments reflected as of the beginning of the fiscal year of adoption. The Company is in the process of evaluating the impact of this new guidance.

In February 2016, the FASB issued guidance requiring lessees to recognize a lease liability and a right-of-use asset for all leases. Lessor accounting will remain largely unchanged. The guidance will also require new qualitative and quantitative disclosures to help financial statement users better understand the timing, amount and uncertainty of cash flows arising from leases. This guidance will be effective for reporting periods beginning on or after December 15, 2018, with early adoption permitted. The Company is currently evaluating the impact of this guidance and its impact on our consolidated financial statements.
In January 2016, the FASB issued guidance to address certain aspects of recognition, measurement, presentation and disclosure of financial instruments in order to provide users of financial statements with more decision-useful information. The guidance requires equity investments to be measured at fair value with changes in fair value recognized in net income; simplifies the impairment assessment of equity investments without readily determinable fair values by requiring a qualitative assessment to identify impairment; eliminates the requirement for public business entities to disclose the method(s) and significant assumptions used to estimate the fair value that is required to be disclosed for financial instruments measured at amortized cost on the balance sheet; requires public business entities to use the exit price notion when measuring the fair value of financial instruments for disclosure purposes; requires an entity to present separately in other comprehensive income the portion of the total change in the fair value of a liability resulting from a change in the instrument-specific credit risk when the entity has elected to measure the liability at fair value in accordance with the fair value option for financial instruments; requires separate presentation of financial assets and financial liabilities by measurement category and form of financial assets on the balance sheet or the accompanying notes to the financial statements and clarifies that an entity should evaluate the need for a valuation allowance on a deferred tax asset related to available-for-sale securities in combination with the entity’s other deferred tax assets.  It is effective for annual reporting periods, and the interim periods within those periods, beginning after December 15, 2017 and early adoption is permitted for certain provisions. The Company is currently evaluating the effect of adoption.

(Back to Index)

(Back to Index)

RESOURCE CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
MARCH 31, 2016
(unaudited)

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
In April 2015, the FASB issued guidance that simplifies the presentation of debt issuance costs by requiring that debt issuance costs be presented in the balance sheet as a deduction from the carrying amount of the related debt liability, consistent with debt discounts or premiums. The recognition and measurement guidance for debt issuance costs are not affected by the amendments in this update. It is effective for annual reporting periods beginning after December 15, 2015. The Company has early adopted the provisions of this guidance. Note 12, Borrowings, reflects the presentation of debt issuance costs as prescribed by this accounting standards update. Adoption did not have a material impact on the Company's consolidated financial statements.
In February 2015, the FASB issued guidance that requires an entity to evaluate whether it should consolidate certain legal entities. All legal entities are subject to reevaluation under the revised consolidation model. Specifically, the amendments: (1) modify the evaluation of whether limited partnerships and similar legal entities are VIEs; (2) eliminate the presumption that a general partner should consolidate a limited partnership; (3) affect the consolidation analysis of reporting entities that are involved with VIEs, particularly those that have fee arrangements and related-party relationships; and (4) provide a scope exception from consolidation guidance for reporting entities with interests in legal entities that are required to comply with or operate in accordance with requirements that are similar to those in Rule 2a-7 of the Investment Company Act of 1940 for registered money market funds. This guidance is effective for public business entities for fiscal years, and for interim periods within those fiscal years, beginning after December 15, 2015.
On January 1, 2016, the Company adopted the above guidance as required.  As a result of its re-evaluation, the Company determined it is no longer the primary beneficiary of the following VIEs; and, therefore, they were deconsolidated: RREF CDO 2006-1, RREF CDO 2007-1, Apidos Cinco CDO, Pelium Capital, and RCM Global.  As a result of these deconsolidations, the Company will no longer reflect the underlying collateral (loans and securities) of those VIEs in its consolidated financial statements. Instead, the Company will prospectively reflect in its consolidated balance sheet, its direct investments (the "retained investments") in the issued and outstanding securities of those VIEs. The Company's retained investments in RREF CDO 2006-1, RREF CDO 2007-1, Apidos Cinco CDO are now accounted for as investment securities, available-for-sale and, as a result, are marked-to-market while the Company's retained investments in Pelium Capital and RCM Global are accounted for as equity method investments. The Company has elected to retrospectively reflect the deconsolidation of these entities on a modified basis, which resulted in a reduction to the beginning balance of retained earnings as of January 1, 2016, of $16.9 million. The reduction to retained earnings represents the effect of marking the investments to market as of the date of the required adoption.

(Back to Index)

(Back to Index)

RESOURCE CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
MARCH 31, 2016
(unaudited)

The following table summarizes the net impact of the deconsolidation of the five VIEs upon adoption on January 1, 2016 (in thousands) net of eliminations:

	Total Deconsolidated VIEs	Retained Interest as of 1/1/2016	Net Impact on Deconsolidation
ASSETS:
Cash and cash equivalents	$472	$—	$472
Restricted cash	17,076	—	17,076
Loans, pledged as collateral and net of allowances (1)(2)(3)	364,589	—	364,589
Loans held for sale	1,322	—	1,322
Investment securities available-for-sale, at fair value	68,997	166,769	(97,772)
Investment securities, trading	21,851	—	21,851
Investments in deconsolidated entities	17,250	23,175	(5,925)
Interest receivable	4,299	—	4,299
Principal paydown receivable	17,800	—	17,800
Prepaid expenses	256	—	256
Other assets	972	—	972
Total assets	$514,884	$189,944	$324,940

LIABILTITES:
Borrowings	$297,191	$—	$297,191
Accrued interest expense	297	—	297
Derivative liabilities, at fair value	3,346	—	3,346
Accounts payable and other liabilities	255	—	255
Total liabilities	301,089	—	301,089
Retained earnings	206,876	189,944	16,932
Non-controlling interests	8,876	—	8,876
Accumulated other comprehensive loss	(1,957)	—	(1,957)
Total equity	213,795	189,944	23,851
Total liabilities and equity	$514,884	$189,944	$324,940

(1)	As part of the deconsolidation of RREF CDO 2006-1 and RREF CDO 2007-1, $40.3 million of specific reserves and $142,000 of general reserves on CRE loans were deconsolidated as of January 1, 2016.

(2)	As part of the deconsolidation of Apidos Cinco CDO, $1.3 million of specific reserves on the bank loans were deconsolidated as of January 1, 2016.

(3)
As part of the deconsolidation of RREF CDO 2006-1 and RREF CDO 2007-1, the Company deconsolidated four loans representing the senior participations in commercial real estate loans totaling $91.3 million that were previously disclosed as both impaired loans and troubled debt restructurings as of December 31, 2015.

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
MARCH 31, 2016
(unaudited)

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
Reclassifications
Certain reclassifications have been made to the 2015 consolidated financial statements to conform to the 2016 presentation.
NOTE 3 - VARIABLE INTEREST ENTITIES

The Company has evaluated its securities, loans, investments in unconsolidated entities, liabilities to subsidiary trusts issuing preferred securities (consisting of unsecured junior subordinated notes), securitizations, guarantees and other financial contracts in order to determine if they are variable interests in VIEs. The Company regularly monitors these legal interests and contracts and, to the extent it has determined that it has a variable interest, analyzes the related entity for potential consolidation. A VIE is required to be consolidated by its primary beneficiary, which, generally, is the entity that has the power to direct the activities that are most significant to the VIE and the right to receive benefits or the obligation to absorb losses that could potentially be significant to the VIE. The Company continuously analyzes entities in which it holds variable interests, including when there is a reconsideration event, to determine whether such entities are VIEs and whether such potential VIEs should be consolidated or deconsolidated. This analysis requires considerable judgment.
Consolidated VIEs (the Company is the primary beneficiary)
Based on management’s analysis, the Company is the primary beneficiary of seven VIEs at March 31, 2016: Apidos CDO I, Apidos CDO III, Whitney CLO I, RCC CRE Notes 2013, RCC 2014-CRE2, RCC 2015-CRE3 and RCC 2015-CRE4 (collectively the "Consolidiated VIEs"). In performing the primary beneficiary analysis for the Consolidated VIEs , it was determined that the Company was part of a related party group and was the party within that group that both has the power to direct the activities that are most significant to each of these VIEs and that has the right to receive benefits or the obligation to absorb losses that could potentially be significant to these VIEs. The Consolidated VIEs were formed on behalf of the Company to invest in real estate-related securities, CMBS, property available-for-sale, bank loans, corporate bonds and asset-backed securities and were financed by the issuance of debt securities. The Manager manages the commercial real estate-related entities on behalf of the Company, and CVC Credit Partners manages the commercial finance-related entities on behalf of the Company. By financing these assets with long-term borrowings through the issuance of bonds, the Company seeks to generate attractive risk-adjusted equity returns and to match the term of its assets and liabilities. The primary beneficiary determination for each of these VIEs was made at each VIE’s inception and is continually assessed. All of the Company's VIEs were reevaluated under the revised consolidation model effective for the Company on January 1, 2016 (see Note 2).
As of December 31, 2015, the Company was the primary beneficiary of thirteen VIEs: Apidos CDO I, Apidos CDO III, Apidos Cinco CDO, Apidos CLO VIII, RREF CDO 2006-1, RREF CDO 2007-1, Whitney CLO I, RCC CRE Notes 2013, RCC 2014-CRE2, RCC 2015-CRE3, RCC 2015-CRE4, Moselle CLO and RCM Global, LLC (collectively, the "Consolidated VIEs at December 31, 2015"). In performing the primary beneficiary analysis for the Consolidated VIEs at December 31, 2015, it was determined that the parties that have the power to direct the activities that are most significant to each of these VIEs and that had the right to receive benefits

(Back to Index)

(Back to Index)

RESOURCE CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
MARCH 31, 2016
(unaudited)

or the obligation to absorb losses that could potentially be significant to these VIEs, were a related-party group. It was then determined that the Company was the party within that group that was more closely associated with each such VIE considering the design of the VIE, the principal-agency relationship between the Company and other members of the related-party group, and the relationship and significance of the activities of the VIE to the Company compared to the other members of the related-party group. Apidos CDO I, Apidos CDO III, Apidos Cinco CDO, Apidos CLO VIII, RREF CDO 2006-1, RREF CDO 2007-1, RCC CRE Notes 2013, RCC 2014-CRE2, RCC 2015-CRE3 and RCC 2015-CRE4 were formed on behalf of the Company to invest in real estate-related securities, CMBS, property available-for-sale, bank loans, corporate bonds and asset-backed securities and were financed by the issuance of debt securities. The Manager manages the commercial real estate-related entities on behalf of the Company, and CVC Credit Partners manages the commercial finance-related entities on behalf of the Company. By financing these assets with long-term borrowings through the issuance of bonds, the Company seeks to generate attractive risk-adjusted equity returns and to match the term of its assets and liabilities. The primary beneficiary determination for each of these VIEs was made at each VIE’s inception and is continually assessed.
Moselle CLO was a European securitization in which the Company purchased a $30.4 million interest in the form of subordinate notes representing 100% of the Class 1 Subordinated Notes and 67.9% of the Class 2 Subordinated Notes in February 2014. The CLO was managed by an independent third-party, and such collateral management activities were determined to be the activities that most significantly impacted the economic performance of the CLO. Though neither the Company nor one of its related parties managed the CLO, due to certain unilateral kick-out rights within the collateral management agreement it was determined that the Company had the power to direct the activities that most significantly impacted the economic performance of Moselle CLO. Having both the power to direct the activities that most significantly impact Moselle CLO and a financial interest that was expected to absorb both positive and negative variability in the CLO that could potentially be significant, the Company was determined to be the primary beneficiary of Moselle CLO and, therefore, consolidated the CLO. During the fourth quarter of 2014, the CLO began the liquidation process and all assets were subsequently sold. As of March 31, 2016, the Company's interest in the Moselle CLO Subordinated Notes was fully redeemed.
Whitney CLO I was a securitization in which the Company acquired rights to manage the collateral assets held by the entity in February 2011. For a discussion on the primary beneficiary analysis for Whitney, see “— Unconsolidated VIEs – Resource Capital Asset Management,” below.

For a discussion of the Company’s consolidated securitizations, see Note 1, and for a discussion of the debt issued through the securitizations, see Note 12.
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

(Back to Index)

(Back to Index)

RESOURCE CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
MARCH 31, 2016
(unaudited)

The creditors of the Company’s seven consolidated VIEs have no recourse to the general credit of the Company. During the three months ended March 31, 2016, the Company has provided no financial support to any of its VIEs nor does it have any requirement to do so, although it may choose to do so in the future to maximize future cash flows on such investments by the Company. There are no explicit arrangements that obligate the Company to provide financial support to any of its consolidated VIEs.
The following table shows the classification and carrying value of assets and liabilities of the Company's consolidated VIEs as of March 31, 2016 (in thousands):

	Apidos I	Apidos III	Whitney CLO I	RCC CRE Notes 2013	RCC 2014-CRE2	RCC 2015-CRE3	RCC 2015-CRE4	Total
ASSETS
Restricted cash (1)	$69	$123	$169	$949	$13	$6,661	$2	$7,986
Loans, pledged as collateral	—	—	—	94,228	297,475	337,192	310,224	1,039,119
Loans held for sale	153	—	—	—	—	—	—	153
Interest receivable	—	—	—	411	1,198	1,363	1,213	4,185
Prepaid assets	—	—	—	17	16	16	15	64
Total assets (2)	$222	$123	$169	$95,605	$298,702	$345,232	$311,454	$1,051,507

LIABILITIES
Borrowings	$—	$—	$—	$48,005	$177,478	$278,878	$220,748	$725,109
Accrued interest expense	—	—	—	65	126	256	188	635
Accounts payable and other liabilities	—	—	—	13	31	—	—	44
Total liabilities	$—	$—	$—	$48,083	$177,635	$279,134	$220,936	$725,788

(1)    Includes $962,000 designated to fund future commitments on specific commercial real estate loans in certain of the securitizations.
(2)    Assets of each of the consolidated VIEs may only be used to settle the obligations of each respective VIE.

Unconsolidated VIEs (the Company is not the primary beneficiary, but has a variable interest)
Based on management’s analysis, the Company is not the primary beneficiary of the VIEs discussed below since it does not have both (i) the power to direct the activities that most significantly impact the VIE’s economic performance and (ii) the obligation to absorb the losses of the VIE or the right to receive the benefits from the VIE, which could be significant to the VIE. Accordingly, the following VIEs are not consolidated in the Company’s financial statements as of March 31, 2016. The Company’s maximum exposure to risk for each of these unconsolidated VIEs is set forth in the “Maximum Exposure to Loss” column in the table below.

RREF CDO 2006-1, RREF CDO 2007-1 and Apidos Cinco CDO
RREF CDO 2006-1, RREF CDO 2007-1 and Apidos Cinco CDO were formed on behalf of the Company to invest in real estate-related securities, CMBS, property available-for-sale, bank loans, corporate bonds and asset-backed securities and were financed by the issuance of debt securities. The Manager manages the commercial real estate-related entities on behalf of the Company, and CVC Credit Partners manages the commercial finance-related entities on behalf of the Company. By financing these assets with long-term borrowings through the issuance of bonds, the Company seeks to generate attractive risk-adjusted equity returns and to match the term of its assets and liabilities. The primary beneficiary determination for each of these VIEs was made at each VIE’s inception and is continually assessed. On January 1, 2016, the Company adopted the amendments to the consolidation guidance as outlined in Note 2. As a result of its evaluation, the Company determined that it was no longer the primary beneficiary of these VIEs and these investments were deconsolidated. At deconsolidation, the Company recorded its investments in RREF CDO 2006-1, RREF CDO 2007-1 and Apidos Cinco CDO at fair value and will account for these investments as investment securities available-for-sale in its consolidated financial statements.

(Back to Index)

(Back to Index)

RESOURCE CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
MARCH 31, 2016
(unaudited)

RCM Global, LLC

On July 9, 2014, RCC Residential, together with Resource America and certain Resource America employees, acquired through RCM Global a portfolio of securities from JP Morgan for $23.5 million.  The portfolio is managed by Resource America. RCC Residential contributed $15.0 million for a 63.8% membership interest. Each of the members of RCM Global is allocated revenues and expenses of RCM Global in accordance with his or her membership interest. RCM Global was determined to be a VIE based on the equity holders' inability to direct the activities that are most significant to the entity. On January 1, 2016, the Company adopted the amendments to the consolidation guidance as outlined in Note 2. Upon adoption, the Company reevaluated its variable interest in RCM Global and determined it would not be the primary beneficiary of RCM Global, as its investment in the limited liability company does not provide the Company with a controlling financial interest. As a result of its evaluation, the Company deconsolidated its investment in RCM Global. As of January 1, 2016, the Company accounted for its investment in RCM Global as an investment in an unconsolidated entity in its consolidated financial statements.

Pelium Capital

In September 2014, the Company contributed $17.5 million to Pelium Capital for an initial ownership interest of 80.4%. Pelium Capital is a specialized credit opportunity fund managed by Resource America. The Company funded its final commitment of $2.5 million, as of February 1, 2015. The Company will receive 10% of the carried interest in the partnership for the first five years which can increase its interest to 20% if the Company's capital contributions aggregate $40.0 million. Resource America contributed cash of $2.8 million to the formation of Pelium Capital. At December 31, 2015, Pelium Capital was accounted for a consolidated voting interest subsidiary. On January 1, 2016, the Company adopted the amendments to the consolidation guidance as outlined in Note 2. Upon adoption, the Company reevaluated its interest in Pelium Capital and determined that although it now possessed a variable interest in Pelium Capital, it would not be the primary beneficiary of Pelium Capital, as its investment in the limited liability company does not provide the Company with a controlling financial interest. As a result of its reevaluation, the Company deconsolidated its investment in Pelium Capital on January 1, 2016, and accounted for its investment in Pelium Capital as an investment in an unconsolidated entity in its consolidated financial statements.

LEAF Commercial Capital, Inc.
On November 16, 2011, the Company together with LEAF Financial, Inc. ("LEAF Financial"), a subsidiary of Resource America, and LEAF Commercial Capital, Inc. (“LCC”), another subsidiary of Resource America, entered into a stock purchase agreement and related agreements (collectively the “SPA”) with Eos Partners, L.P., a private investment firm, and its affiliates (“Eos”). In exchange for its prior interests in its lease related investments, the Company received 31,341 shares of Series A Preferred Stock (the "Series A Preferred Stock"), 4,872 shares of newly issued 8% Series B Redeemable Preferred Stock (the "Series B Preferred Stock") and 2,364 shares of newly issued Series D Redeemable Preferred Stock (the "Series D Preferred Stock"), collectively representing, on a fully-diluted basis, assuming conversion, a 26.7% interest in LCC. At the time of investment, the Company’s investment in LCC was valued at $36.3 million based on a third-party valuation.  During 2013, the Company entered into a third stock purchase agreement with LCC to purchase 3,682 shares of newly issued Series A-1 Preferred Stock (the "Series A-1 Preferred Stock") for $3.7 million and 4,445 shares of newly issued Series E Preferred Stock (the "Series E Preferred Stock") for $4.4 million. The Series E Preferred Stock has priority over all other classes of preferred stock. The Company's fully-diluted interest in LCC, assuming conversion, was 29.0% at March 31, 2016. The Company’s investment in LCC was recorded at $43.4 million and $42.0 million as of March 31, 2016 and December 31, 2015, respectively. The Company determined that it is not the primary beneficiary of LCC because it does not participate in any management or portfolio decisions, holds only two of six board positions, and only controls 29.0% of the voting rights in the entity. Furthermore, Eos holds consent rights with respect to significant LCC actions, including the incurrence of indebtedness, consummation of a sale of the entity, liquidation or initiating a public offering (see Note 17).

(Back to Index)

(Back to Index)

RESOURCE CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
MARCH 31, 2016
(unaudited)

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
Resource Capital Asset Management CLOs
In February 2011, the Company purchased a company that managed bank loan assets through five CLOs. As a result, the Company became entitled to collect senior, subordinated and incentive management fees from these CLOs. The purchase price of $22.5 million resulted in an intangible asset that was allocated to each of the five CLOs and is amortized over the expected life of each CLO. The unamortized balance of the intangible asset was $4.8 million and $5.3 million at March 31, 2016 and December 31, 2015, respectively. The Company recognized fee income of $402,000 and $965,000 for the three months ended March 31, 2016 and 2015, respectively. With respect to four of these CLOs, the Company determined that it does not hold a controlling financial interest and, therefore, is not the primary beneficiary. One of the CLOs was liquidated in February 2013. With respect to the fifth CLO, Whitney CLO I, in October 2012, the Company purchased 66.6% of its preferred equity, which resulted in consolidation. Based upon that purchase, the Company determined that it had an obligation to absorb losses and/or the right to receive benefits that could potentially be significant to Whitney CLO I and that a related party had the power to direct the activities that are most significant to the VIE. As a result, together with the related party, the Company had both the power to direct and the right to receive benefits and the obligation to absorb losses. It was then determined that, between the Company and the related party, the Company was the party within that group that was more closely associated with Whitney CLO I because of its preferred equity interest in Whitney CLO I. The Company, therefore, consolidated Whitney CLO I. In May 2013, the Company purchased additional equity in this CLO which increased its ownership of the outstanding preferred equity to 68.3%. In September 2013, the Company liquidated Whitney CLO I, and, as a result, all of the assets were sold. In January 2016 another RCAM-managed CLO was called and $2.4 million of impairment, on a pre-tax basis, was recorded in depreciation and amortization on the Company's consolidated statements of operations the related intangible asset, as of December 31, 2015.
Investment in ZAIS
In February 2015, the Company made an investment in ZAIS CLO 4 Limited, an offshore financing vehicle created to acquire and warehouse syndicated bank loans, through its wholly-owned, indirect subsidiary ZAIS and through its unconsolidated subsidiary Pelium Capital together with a Resource America employee. The Company, through ZAIS and Pelium Capital, committed to invest $10.0 million and $3.0 million, respectively, during the vehicle's warehousing period. The vehicle is managed by ZAIS Leveraged Loan Manager 4, LLC (the “Collateral Manager”), an entity unrelated to the Company or to Pelium Capital, and such collateral management activities were determined to be the activities that most significantly impacted the economic performance of the entity. The Collateral Manager can be replaced either for cause by the entity’s administrative agent if there is an event of default or by a unanimous vote of the entity’s equity investors, excluding any preference shares held by the Collateral Manager or its affiliates. Although the Company has an investment in the entity that is potentially significant, because it was determined that the Company did not have the ability to kick out the collateral manager, the Company was not determined to be the primary beneficiary and, hence, not required to consolidate ZAIS CLO 4, Limited. As of March 31, 2016, the Company had invested $10.0 million and $3.0 million through ZAIS and Pelium Capital, respectively. The Company accounts for its investment in ZAIS as an investment security available-for-sale in its consolidated financial statements.

(Back to Index)

(Back to Index)

RESOURCE CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
MARCH 31, 2016
(unaudited)

Investments in the Harvest CLO Securities
In September 2013 and March 2014, the Company made investments in Harvest CLO VII Limited and Harvest CLO VIII Limited (collectively, the “Harvest Securities”), respectively, offshore limited liability companies created to acquire syndicated bank loans and issue collateral loan obligations, through its wholly-owned, direct subsidiary Commercial II.  The Harvest Securities are managed by 3i Debt Management Investments Limited (the “Portfolio Manager”), an entity unrelated to the Company, and such collateral management activities were determined to be the activities that most significantly impacted the economic performance of the entity.  The Portfolio Manager can be replaced only for cause by the Harvest Securities’ trustee.  Although the Company has investments in the Harvest Securities that are potentially significant, because it was determined that the Company did not have the ability to unilaterally kick out the Portfolio Manager, the Company was not determined to be the primary beneficiary and, hence, not required to consolidate the Harvest Securities. As of March 31, 2016, the Company had investments of $3.9 million in Harvest CLO VII Limited and $4.7 million in Harvest CLO VIII Limited. The Company accounts for its investments in the Harvest Securities as investment securities available-for-sale in its consolidated financial statements.
Investment in Harvest CLO XV Designated Activity Company
In September 2015, the Company made an investment in Harvest CLO XV Designated Activity Company ("Harvest XV"), an offshore financing vehicle created to acquire and warehouse syndicated bank loans, through its wholly-owned, direct subsidiary Commercial II. The vehicle is managed by 3i Debt Management Investments Limited (the “Collateral Manager”), an entity unrelated to the Company, and such collateral management activities were determined to be the activities that most significantly impacted the economic performance of the entity. The Collateral Manager can be replaced only for cause by the entity’s administrative agent. Although the Company has an investment in the entity that is potentially significant, because it was determined that the Company did not have the ability to unilaterally kick out the collateral manager, the Company was not determined to be the primary beneficiary and, hence, not required to consolidate Harvest XV. As of March 31, 2016, the Company's investment in Harvest XV's warehouse was $17.3 million. The Company accounts for its investment in Harvest XV as an investment security available-for-sale in its consolidated financial statements.
The following table shows the classification, carrying value and maximum exposure to loss with respect to the Company’s unconsolidated VIEs as of March 31, 2016 (in thousands):

	Unconsolidated Variable Interest Entities
	LCC	Unsecured Junior Subordinated Debentures	Resource Capital Asset Management CDOs	Investment in ZAIS and Harvest	RREF CDO 2006-1	RREF CDO 2007-1	Apidos Cinco CDO	RCM Global LLC	Pelium Capital	Total	Maximum Exposure to Loss
Investment in unconsolidated entities	$43,428	$1,548	$—	$35,660	$58,401	$92,695	$17,542	$470	$22,363	$272,107	$272,107
Intangible assets	—	—	4,841	—	—	—	—	—	—	4,841	$4,841
Total assets	43,428	1,548	4,841	35,660	58,401	92,695	17,542	470	22,363	276,948

Borrowings	—	51,467	—	—	—	—	—	—	—	51,467	N/A
Total liabilities	—	51,467	—	—	—	—	—	—	—	51,467	N/A
Net asset (liability)	$43,428	$(49,919)	$4,841	$35,660	$58,401	$92,695	$17,542	$470	$22,363	$225,481	N/A
As of March 31, 2016, there were no explicit arrangements or implicit variable interests that could require the Company to provide financial support to any of its unconsolidated VIEs.

(Back to Index)

(Back to Index)

RESOURCE CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
MARCH 31, 2016
(unaudited)

NOTE 4 - SUPPLEMENTAL CASH FLOW INFORMATION
Supplemental disclosure of cash flow information is summarized for the periods indicated (in thousands):

	For the Three Months Ended
	March 31,
	2016	2015
Non-cash investing activities include the following:
Reclassification of linked transactions, net at fair value to investment securities available-for-sale, pledged as collateral, at fair value (1)	$—	$48,605

Non-cash financing activities include the following:
Distributions on common stock accrued but not paid	$13,073	$21,423
Distributions on preferred stock accrued but not paid	$4,010	$6,116
Reclassification of linked transactions, net at fair value to borrowings (1)	$—	$33,377

(1)
As a result of an accounting standards update adopted on January 1, 2015, the Company unlinked its previously linked transactions, resulting in non-cash increases in both its investment securities available-for-sale, pledged as collateral, at fair value and related repurchase agreements borrowings balances.

NOTE 5 - INVESTMENT SECURITIES, TRADING
Structured notes are CLO debt securities collateralized by syndicated bank loans, and RMBS is a type of mortgage-backed debt obligation whose cash flows come from residential mortgage debt. The following table summarizes the Company's structured notes and RMBS that are classified as investment securities, trading and carried at fair value (in thousands):

	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
As of March 31, 2016:
Structured notes	$5,994	$—	$(2,108)	$3,886
RMBS	1,896	—	(1,896)	—
Total	$7,890	$—	$(4,004)	$3,886

As of December 31, 2015:
Structured notes	$28,576	$1,674	$(4,700)	$25,550
RMBS	1,896	—	(1,896)	—
Total	$30,472	$1,674	$(6,596)	$25,550
As a result of updated accounting guidance, effective January 1, 2016 (see Note 2), the Company deconsolidated all of the assets of Pelium Capital, resulting in the removal of $21.9 million of investment securities, trading and is the primary cause of the decrease of securities during the period. The Company sold no securities during the three months ended March 31, 2016. The Company sold twelve securities during the three months ended March 31, 2015, for a net realized gain of approximately $432,000. The Company held six and 56 investment securities, trading as of March 31, 2016 and December 31, 2015, respectively.

(Back to Index)

(Back to Index)

RESOURCE CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
MARCH 31, 2016
(unaudited)

NOTE 6 - INVESTMENT SECURITIES AVAILABLE-FOR-SALE
The following table summarizes the Company's investment securities, including those pledged as collateral and classified as available-for-sale, which are carried at fair value (in thousands):

	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value(1)
As of March 31, 2016:
CMBS	$91,192	$313	$(1,940)	$89,565
RMBS	2,033	111	(74)	2,070
ABS	208,213	1,326	(985)	208,554
Total	$301,438	$1,750	$(2,999)	$300,189

As of December 31, 2015:
CMBS	$158,584	$2,631	$(1,791)	$159,424
RMBS	2,156	122	(88)	2,190
ABS	41,994	3,218	(998)	44,214
Corporate bonds	2,422	—	(162)	2,260
Total	$205,156	$5,971	$(3,039)	$208,088

(1)	As of March 31, 2016 and December 31, 2015, $87.7 million and $162.3 million, respectively, of investment securities available-for-sale were pledged as collateral under related financings.
As a result of updated accounting guidance, effective January 1, 2016 (see Note 2), the Company deconsolidated all of the assets of RREF CDO 2006-1, RREF CDO 2007-1 and Apidos Cinco CDO, resulting in the removal of $364.6 million of loans, pledged as collateral. These investments are now recorded as investment securities available-for-sale, which is the primary cause of the increase in securities during the period. This increase was offset by a decrease of $69.0 million of investment securities available-for-sale as a result of the deconsolidation of RREF CDO 2006-1, RREF CDO 2007-1, Apidos Cinco CDO, Pelium Capital and RCM Global.

(Back to Index)

(Back to Index)

RESOURCE CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
MARCH 31, 2016
(unaudited)

The following table summarizes the estimated maturities of the Company’s CMBS, RMBS, ABS and corporate bonds according to their estimated weighted average life classifications (in thousands, except percentages):

Weighted Average Life	Fair Value		Amortized Cost	Weighted Average Coupon
As of March 31, 2016:
Less than one year	$234,151	(1)	$234,946	8.44%
Greater than one year and less than five years	49,104		49,821	5.12%
Greater than five years and less than ten years	9,043		8,923	8.88%
Greater than ten years	7,891		7,748	11.56%
Total	$300,189		$301,438	7.99%

As of December 31, 2015:
Less than one year	$117,221	(1)	$118,215	7.13%
Greater than one year and less than five years	71,370		68,808	5.31%
Greater than five years and less than ten years	12,382		11,271	10.45%
Greater than ten years	7,115		6,862	16.85%
Total	$208,088		$205,156	7.03%

(1)	The Company expects that the maturity dates of these CMBS and ABS will either be extended or that they will be paid in full.
At March 31, 2016, the contractual maturities of the CMBS investment securities available-for-sale range from April 2016 to December 2022.  The contractual maturity date of RMBS investment securities available-for-sale is June 2029. The contractual maturities of the ABS investment securities available-for-sale range from October 2018 to July 2027.
The following table shows the fair value, gross unrealized losses and number of securities aggregated by investment category and length of time, that individual investment securities available-for-sale have been in a continuous unrealized loss position during the periods specified (in thousands, except number of securities):

	Less than 12 Months			More than 12 Months			Total
	Fair Value	Unrealized Losses	Number of Securities	Fair Value	Unrealized Losses	Number of Securities	Fair Value	Unrealized Losses	Number of Securities
As of March 31, 2016:
CMBS	$55,648	$(1,576)	24	$13,151	$(364)	9	$68,799	$(1,940)	33
ABS	5,991	(985)	5	—	—	—	5,991	(985)	5
RMBS	1,106	(74)	2	—	—	—	1,106	(74)	2
Total temporarily impaired securities	$62,745	$(2,635)	31	$13,151	$(364)	9	$75,896	$(2,999)	40

As of December 31, 2015:
CMBS	$79,570	$(849)	31	$13,783	$(942)	15	$93,353	$(1,791)	46
ABS	2,330	(824)	5	668	(174)	5	2,998	(998)	10
Corporate bonds	65	(18)	1	1,327	(144)	1	1,392	(162)	2
RMBS	1,157	(88)	2	—	—	—	1,157	(88)	2
Total temporarily impaired securities	$83,122	$(1,779)	39	$15,778	$(1,260)	21	$98,900	$(3,039)	60
The unrealized losses in the above table are considered to be temporary impairments due to market factors and are not reflective of credit deterioration.

(Back to Index)

(Back to Index)

RESOURCE CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
MARCH 31, 2016
(unaudited)

During the three months ended March 31, 2016 and 2015, the Company did not recognize any other-than-temporary impairment on its investment securities available-for-sale.
The following table summarizes the Company's sales of investment securities available-for-sale (in thousands, except number of securities):

	For the Three Months Ended
	Positions Sold	Positions Redeemed	Par Amount Sold/Redeemed	Realized Gain (Loss)
March 31, 2015:
ABS	4	2	$11,911	$6,269
There were no sales or redemptions during the three months ended March 31, 2016.

(Back to Index)

(Back to Index)

RESOURCE CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
MARCH 31, 2016
(unaudited)

NOTE 7 - LOANS
The following is a summary of the Company’s loans (in thousands):

Loan Description	Principal	Unamortized (Discount) Premium, net (1)	Carrying Value (2) (3)
As of March 31, 2016:
CRE whole loans	$1,461,959	$(8,831)	$1,453,128
Middle market loans	321,848	(608)	321,240
Residential mortgage loans, held for investment	1,704	—	1,704
Subtotal loans before allowance	1,785,511	(9,439)	1,776,072
Allowance for loan loss	(4,155)	—	(4,155)
Total loans held for investment, net of allowance	1,781,356	(9,439)	1,771,917
Bank loans held for sale	153	—	153
Middle market held for sale	3,459	—	3,459
Residential mortgage loans held for sale, at fair value (4)	122,541	—	122,541
Total loans held for sale	126,153	—	126,153
Total loans, net	$1,907,509	$(9,439)	$1,898,070

As of December 31, 2015:
Commercial real estate loans:
Whole loans	$1,640,744	$(9,943)	$1,630,801
B notes	15,934	—	15,934
Mezzanine loans	45,368	4	45,372
Total commercial real estate loans	1,702,046	(9,939)	1,692,107
Bank loans	134,890	(373)	134,517
Middle market loans	380,687	(1,235)	379,452
Residential mortgage loans, held for investment	1,746	—	1,746
Subtotal loans before allowance	2,219,369	(11,547)	2,207,822
Allowance for loan loss	(47,071)	—	(47,071)
Total loans held for investment, net of allowance	2,172,298	(11,547)	2,160,751
Bank loans held for sale	1,475	—	1,475
Residential mortgage loans held for sale, at fair value (4)	94,471	—	94,471
Total loans held for sale	95,946	—	95,946
Total loans, net	$2,268,244	$(11,547)	$2,256,697

(1)
Amounts included deferred amendment fees of $26,000 and deferred upfront fees of $206,000 being amortized over the life of the loans as of March 31, 2016. Amounts include deferred amendment fees of $42,000 and deferred upfront fees of $12,000 being amortized over the life of the loans as of December 31, 2015.  Amounts also include loan origination fees of $8.8 million and $9.9 million as of March 31, 2016 and December 31, 2015, respectively.

(2)
As a result of the consolidation guidance adopted January 1, 2016, the Company deconsolidated loans held for investment in the amount of $271.8 million of its CRE loans and $134.5 million of its bank loans and the related allowance for loan losses of $41.7 million.(see Note 2).

(3)	Substantially all loans are pledged as collateral under various borrowings at March 31, 2016 and December 31, 2015, respectively.

(4)	Amortized cost approximates fair value.

(Back to Index)

(Back to Index)

RESOURCE CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
MARCH 31, 2016
(unaudited)

Commercial Real Estate Loans
The following is a summary of the Company’s commercial real estate loans held for investment (in thousands):

Description	Quantity	Amortized Cost	Contracted Interest Rates	Maturity Dates(3)
As of March 31, 2016:
Whole loans, floating rate (1) (3) (4) (5) (6) (7)	76	$1,453,128	LIBOR plus 2.50% to LIBOR plus 15.00%	July 2016 to April 2019
Total (2) (9)	76	$1,453,128

As of December 31, 2015:
Whole loans, floating rate(1) (3) (4) (5) (6) (7)	87	$1,630,801	LIBOR plus 1.75% to LIBOR plus 15.00%	February 2016 to February 2019
B notes, fixed rate	1	15,934	8.68%	April 2016
Mezzanine loans, fixed rate (8)	2	45,372	9.01%	September 2016
Total (2)	90	$1,692,107

(1)
Whole loans had $102.5 million and $112.6 million in unfunded loan commitments as of March 31, 2016 and December 31, 2015, respectively.  These unfunded commitments are advanced as the borrowers formally request additional funding as permitted under the loan agreement and any necessary approvals have been obtained.

(2)	Totals do not include allowance for loan losses of $1.5 million and $41.8 million as of March 31, 2016 and December 31, 2015, respectively.

(3)	Maturity dates do not include possible extension options that may be available to the borrowers.

(4)
Includes two whole loans with a combined $11.2 million and $51.2 million senior component that entered into modifications in 2016 and 2015 that resulted in a fixed rate of 0.50% as of March 31, 2016 and December 31, 2015, respectively (the difference of which was a result of the deconsolidation of RREF CDO 2006-1 and RREF CDO 2007-1 - see Note 2). The two loans were previously identified as troubled debt restructurings ("TDR's").

(5)
Includes two whole loans with a combined $12.0 million mezzanine component that have fixed rates of 12.0%, and two whole loans with a combined $4.2 million mezzanine component that have fixed rates of 15.0%, as of March 31, 2016 and December 31, 2015.

(6)	Includes a $799,000 junior mezzanine tranche of a whole loan that has a fixed rate of 10.0% as of March 31, 2016 and December 31, 2015.

(7)
Contracted interest rates do not include a whole loan with an amortized cost of $2.0 million and $32.5 million that entered into a modification in 2016 and 2015 which reduced the floating rate spread to 1.00% as of March 31, 2016 and December 31, 2015, respectively (the difference of which was a result of the deconsolidation of RREF CDO 2007-1 - see Note 2). The loan was previously identified as a TDR.

(8)	Contracted interest rates and maturity dates do not include rates or maturity dates associated with one loan with an amortized cost of $38.1 million that was fully reserved as of June 30, 2015.

(9)
As a result of updated accounting guidance, effective January 1, 2016 (see Note 2), the Company deconsolidated all of the assets of RREF CDO 2006-1 and RREF CDO 2007-1, resulting in the removal of $271.8 million of loans, pledged as collateral.

(Back to Index)

(Back to Index)

RESOURCE CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
MARCH 31, 2016
(unaudited)

The following is a summary of the weighted average maturity of the Company’s commercial real estate loans, at amortized cost (in thousands):

Description	2016	2017	2018 and Thereafter	Total
As of March 31, 2016:
Whole loans	$—	$45,381	$1,407,747	$1,453,128
Total (1)	$—	$45,381	$1,407,747	$1,453,128

As of December 31, 2015:	2016	2017	2018 and Thereafter	Total
B notes	$15,934	$—	$—	$15,934
Mezzanine loans	13,011	—	32,361	45,372
Whole loans	9,958	140,712	1,480,131	1,630,801
Total (1)	$38,903	$140,712	$1,512,492	$1,692,107

(1)	Contractual maturity of commercial real estate loans assumes full exercise of extension options available to borrowers.
At March 31, 2016, approximately 31.0%, 24.7% and 8.5% of the Company's commercial real estate portfolio was concentrated in Texas, California, and Georgia, respectively. At December 31, 2015, approximately 28.7%, 26.8%, and 7.4% of the Company's commercial real estate loan portfolio was concentrated in California, Texas, and Georgia, respectively.
Bank Loans
The following table provides information as to the lien position and status of the Company's bank loans, at amortized cost (in thousands) prior to deconsolidation of Apidos Cinco CDO as of January 1, 2016:

	Apidos I	Apidos III	Apidos Cinco	Total
As of December 31, 2015:
Loans held for investment:
First lien loans	$—	$—	$131,281	$131,281
Second lien loans	—	—	1,692	1,692
Defaulted first lien loans	—	—	1,544	1,544
Defaulted second lien loans	—	—	—	—
Total	—	—	134,517	134,517
First lien loans held for sale at fair value	153	—	1,322	1,475
Total	$153	$—	$135,839	$135,992
At March 31, 2016, the Company had approximately $153,000 of bank loans, which were classified as loans held for sale.
At December 31, 2015, the Company’s bank loan portfolio, including loans held for sale, consisted of $134.7 million (net of allowance of $1.3 million) of floating rate loans, which bear interest ranging between the three month LIBOR plus 1.25% and the three month LIBOR plus 8% with maturity dates ranging from January 2016 to August 2021.

(Back to Index)

(Back to Index)

RESOURCE CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
MARCH 31, 2016
(unaudited)

The following is a summary of the weighted average maturity of the Company’s bank loans, at amortized cost and loans held-for-sale, at the lower of cost or market (in thousands):

December 31, 2015
Less than one year	$3,922
Greater than one year and less than five years	128,480
Five years or greater	3,590
$135,992
At December 31, 2015, approximately 13.5%, 13.0% and 9.6% of the Company’s bank loan portfolio was concentrated in the collective industry grouping of automobile, diversified/conglomerate service and retail stores, respectively.
Middle Market Loans
The following table provides information as to the lien position and status of middle market loans, at carrying value (in thousands):

	March 31, 2016	December 31, 2015
First Lien	$184,374	$248,367
Second Lien	134,215	127,146
Second lien loans held for sale at fair value	3,459
	$322,048	$375,513
At March 31, 2016, the Company’s middle market loan portfolio consisted of $322.0 million (net of allowance of $2.7 million) of floating rate loans, which bear interest ranging between one or three month LIBOR plus 6.25% and one or three month LIBOR plus 12% with maturity dates ranging from June 2017 to July 2023.
At December 31, 2015, the Company’s middle market loan portfolio consisted of $375.5 million (net of allowance of $3.9 million) of floating rate loans, which bore interest ranging between one or three month LIBOR plus 6.25% and three month LIBOR plus 12% with maturity dates ranging from December 2016 to July 2023.
The following is a summary of the weighted average maturity of the Company’s middle market loans, at carrying value (in thousands):

	March 31, 2016	December 31, 2015
Less than one year	$—	$14,960
Greater than one year and less than five years	220,146	250,709
Five years or greater	101,902	109,844
	$322,048	$375,513
At March 31, 2016 and December 31, 2015, approximately 15.0% and 12.8%, respectively, of the Company's middle market loan portfolio was concentrated in the collective industry grouping of diversified and conglomerate service and 13.2% and 12.4%, respectively, of the Company's middle market loan portfolio was concentrated in the collective industry grouping of healthcare, education, and childcare.
Residential Mortgage Loans
The Company originates and services residential mortgage loans through its indirect wholly-owned subsidiary PCM. PCM is an approved seller/servicer for the Federal National Mortgage Association, the Federal Home Loan Mortgage Corporation, the Government National Mortgage Association and is licensed to originate loans insured by the Federal Housing Administration, the Department of Veterans Affairs and the United States Department of Agriculture and is licensed to transact business in 41

(Back to Index)

(Back to Index)

RESOURCE CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
MARCH 31, 2016
(unaudited)

states. In order to maintain its licenses and status as an approved seller/servicer, PCM must meet certain capital requirements. PCM was in compliance with those capital requirements as of March 31, 2016.
Residential mortgage loans held for sale, at fair value, consisted of $31.6 million and $90.9 million of agency-conforming and jumbo mortgage loans (net of allowance of $11,000), respectively, as of March 31, 2016. Residential mortgage loans held for sale, at fair value, consisted of $29.2 million and $65.3 million of agency-conforming and jumbo mortgage loans (net of allowance of $11,000), respectively, as of December 31, 2015.
During the quarter ended March 31, 2016, approximately 39.5% of the Company's residential mortgage loans were originated in Georgia, 16.9% in Utah, 15.2% in California, 6.5% in Virginia, and 4.6% in Florida. During the year ended December 31, 2015, approximately 44.9% of the Company's residential mortgage loans were originated in Georgia, 11.2% in Utah, 9.1% in Virginia, 4.4% in Florida, and 4.1% in Colorado.
Allowance for Loan Losses
The following is a summary of the allocation of the allowance for loan loss with respect to the Company's loans (in thousands, except percentages) by asset class (in thousands):

Description	Allowance for Loan Loss	Percentage of Total Allowance
As of March 31, 2016:
CRE whole loans	$1,493	35.93%
Middle market loans	2,651	63.81%
Residential mortgage loans	11	0.26%
Total	$4,155

As of December 31, 2015:
B notes	$15	0.03%
Mezzanine loans	38,079	80.90%
Whole loans	3,745	7.96%
Bank loans	1,282	2.72%
Middle market loans	3,939	8.37%
Residential mortgage loans	11	0.02%
Total	$47,071

(1)
As a result of amendments to consolidation accounting guidance adopted January 1, 2016, the Company deconsolidated loans held for investment in the amount of $271.8 million of its CRE loans and $134.5 million of its bank loans and the related allowance for loan losses of $41.7 million (see Note 2).

Principal Paydown Receivables
Principal paydown receivables represent the portion of the Company's loan portfolio for which indication has been provided through its various servicers, trustees, or its asset management group that a payoff or paydown of a loan has been received but which, as of period end, the Company has not received and applied to the outstanding loan balance. At March 31, 2016, the Company had no principal paydown receivables. At December 31, 2015, principal paydown receivables relating to the Company's loan portfolio totaled $17.9 million, the entirety of which the Company received in cash during January 2016.

(Back to Index)

(Back to Index)

RESOURCE CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
MARCH 31, 2016
(unaudited)

NOTE 8 - INVESTMENTS IN UNCONSOLIDATED ENTITIES
The following table shows the Company's investments in unconsolidated entities as of March 31, 2016 and December 31, 2015 and equity in earnings of unconsolidated subsidiaries for the three months ended March 31, 2016 and 2015 (in thousands):

				Equity in Earnings of Unconsolidated Subsidiaries
		Balance as of	Balance as of	For the three months ended	For the three months ended
	Ownership %	March 31, 2016	December 31, 2015	March 31, 2016	March 31, 2015
RRE VIP Borrower, LLC (1)	—%	$—	$—	$25	$46
Investment in LCC Preferred Stock	29.0%	43,428	42,017	1,411	52
Investment in CVC Global Credit Opportunities Fund (2)	—%	—	—	—	608
Pearlmark Mezz IV L.P. (3)	47.4%	6,547	6,465	248	—
RCM Global, LLC (4)	25.4%	470	—	177	—
Pelium Capital Partners, L.P. (4)	80.2%	22,363	—	361	—
Subtotal		72,808	48,482	2,222	706
Investment in RCT I and II (5)	3.0%	1,548	1,548	(641)	(593)
Total		$74,356	$50,030	$1,581	$113

(1)
The investment in RRE VIP Borrower was sold as of December 31, 2014. Earnings for the three months ended March 31, 2016 and 2015 are related to insurance premium refunds and the liquidation of bank accounts with respect to the underlying sold properties of the portfolio.

(2)	In December 2015, the Company elected a full redemption of its remaining investment from the fund.
(3) The Company has committed to invest up to $50.0 million in Pearlmark Mezzanine Realty Partners IV, L.P. The commitment termination date ends the earlier of when the original commitment is fully funded, or the fifth anniversary following the final closing date of June 24, 2015.

(4)	Pursuant to the new consolidation guidance adopted January 1, 2016, these previously consolidated VIEs are now accounted for under the equity method.

(5)	For the three months ended March 31, 2016 and 2015, these amounts are recorded in interest expense on the Company's consolidated statements of operations.

(Back to Index)

(Back to Index)

RESOURCE CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
MARCH 31, 2016
(unaudited)

NOTE 9 - FINANCING RECEIVABLES
The following tables show the allowance for loan and lease losses and recorded investments in loans and leases for the years indicated (in thousands):

	Commercial Real Estate Loans	Bank Loans	Middle Market Loans	Residential Mortgage Loans	Direct Financing Leases	Total
As of March 31, 2016:
Allowance for Loan and Leases Losses:
Allowance for losses at January 1, 2016	$41,839	$1,282	$3,939	$11	$465	$47,536
Provision (recovery) for loan and lease losses	68	(138)	107	—	—	37
Loans charged-off	—	138	(1,395)	—	—	(1,257)
Recoveries	—	—	—	—	—	—
Deconsolidation of VIEs	(40,414)	(1,282)	—	—	—	(41,696)
Allowance for losses at March 31, 2016	$1,493	$—	$2,651	$11	$465	$4,620
Ending balance:
Individually evaluated for impairment	$—	$—	$—	$—	$465	$465
Collectively evaluated for impairment	$1,493	$—	$2,651	$11	$—	$4,155
Loans acquired with deteriorated credit quality	$—	$—	$—	$—	$—	$—
Loans and Leases:
Ending balance:
Individually evaluated for impairment	$38,133	$—	$54,469	$—	$1,179	$93,781
Collectively evaluated for impairment	$1,414,995	$—	$266,771	$1,704	$—	$1,683,470
Loans acquired with deteriorated credit quality	$—	$—	$—	$—	$—	$—

As of December 31, 2015:
Allowance for Loan and Lease Losses:
Allowance for losses at January 1, 2015	$4,043	$570	$—	$—	$—	$4,613
Provision for loan and lease losses	37,735	2,887	8,901	(99)	465	49,889
Loans charged-off	—	(2,175)	(4,962)	110	—	(7,027)
Recoveries	61	—	—	—	—	61
Allowance for losses at December 31, 2015	$41,839	$1,282	$3,939	$11	$465	$47,536
Ending balance:
Individually evaluated for impairment	$40,274	$1,282	$—	$—	$465	$42,021
Collectively evaluated for impairment	$1,565	$—	$3,939	$11	$—	$5,515
Loans acquired with deteriorated credit quality	$—	$—	$—	$—	$—	$—
Loans and Leases:
Ending balance:
Individually evaluated for impairment	$169,707	$1,544	$—	$—	$1,396	$172,647
Collectively evaluated for impairment	$1,522,400	$132,973	$379,452	$1,746	$—	$2,036,571
Loans acquired with deteriorated credit quality	$—	$—	$—	$—	$—	$—

(Back to Index)

(Back to Index)

RESOURCE CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
MARCH 31, 2016
(unaudited)

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
As of March 31, 2016 all of the Company's bank loans were deconsolidated (see Note 2) with the exception of loans with an amortized aggregate cost of $153,000, which were classified as held for sale. As of December 31, 2015, all of the Company's bank loans were current with respect to debt service with the exception of one loan with an amortized aggregate cost of $1.5 million, on which there was a reserve.
Middle Market Loans
At inception, all middle market loans are graded at a 2. Updates to assigned grades are made continually as new information is received. Loans are graded on a scale of 1 to 5 with 1 representing the Company’s highest rating and 5 representing its lowest rating. Middle market loans are only evaluated individually for impairment.

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

4.
A loan with a rating of a 4 is considered performing below expectations and some loss of interest or dividend is expected but no loss of principal. In addition to the borrower being generally out of compliance with debt covenants, loan payments may be past due, but generally not more than 180 days past due; and

5.
A loan with a rating of a 5 is considered performing substantially below expectations, in default and some loss of principal is expected. The borrower is out of compliance with most or all of the debt covenants and payments are substantially delinquent.

(Back to Index)

(Back to Index)

RESOURCE CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
MARCH 31, 2016
(unaudited)

Credit risk profiles of middle market loans were as follows (in thousands):

	Rating 1	Rating 2	Rating 3	Rating 4	Rating 5	Held for Sale	Total
As of March 31, 2016:
Middle market loans	$53,269	$249,042	$18,929	$—	$—	$3,459	$324,699

As of December 31, 2015:
Middle market loans	$44,252	$305,578	$29,622	$—	$—	$—	$379,452
All of the Company’s middle market loans were current with respect to debt service as of March 31, 2016 and December 31, 2015.
Commercial Real Estate Loans
Loans are graded at inception and updates to assigned grades are made continually as new information is received, as such, a loan previously rated 4 may, over time and with improved performance, be rated less than 4. Loans are graded on a scale of 1 to 4 with 1 representing the Company’s highest rating and 4 representing its lowest rating. Commercial real estate loans are first individually evaluated for impairment. To the extent no individual impairment is determined, a general reserve is established.

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

3.
A loan with a rating of 3 has experienced an extended decline in operating performance, a significant deviation from its origination plan or the occurrence of one or more surveillance trigger events which create an increased risk for potential default. Loans identified in this category show some liquidity concerns. However, the risk of loss is not specifically assignable to any individual loan. The noted risk of the loans in this category is generally covered by general reserves;

4.
A loan with a rating of a 4 is considered to be in payment default or default is expected, full recovery of the unpaid principal balance is improbable and loss is considered probable. The noted risk of the loans in this category is covered by specific reserves.

Credit risk profiles of commercial real estate loans were as follows (in thousands):

	Rating 1	Rating 2	Rating 3	Rating 4	Held for Sale	Total
As of March 31, 2016:
CRE Whole loans	$1,451,128	$2,000	$—	$—	$—	$1,453,128

As of December 31, 2015:
CRE Whole loans	$1,596,099	$32,500	$—	$2,202	$—	$1,630,801
B notes	15,934	—	—	—	—	15,934
Mezzanine loans	7,300	—	—	38,072	—	45,372
	$1,619,333	$32,500	$—	$40,274	$—	$1,692,107
The Company had no delinquent commercial real estate loans as of March 31, 2016. All of the Company's commercial real estate loans were current with exception of one mezzanine loan that had defaulted as of December 31, 2015. This loan was deconsolidated as part of the Company's adoption of amendments to consolidation accounting guidance as required on January 1, 2016 (see Note 2).

(Back to Index)

(Back to Index)

RESOURCE CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
MARCH 31, 2016
(unaudited)

Residential Mortgage Loans
Residential mortgage loans are reviewed periodically for collectability in light of historical experience, the nature and amount of the loan portfolio, adverse situations that may affect the borrower's ability to repay, estimated value of any underlying collateral, and prevailing underlying conditions.
Direct Financing Leases
During the year ended December 31, 2015, the Company recorded a provision against the value of the direct financing leases in the amount of $465,000. As of March 31, 2016, the Company held $714,000 of direct financing leases, net of provisions.
Loan Portfolios Aging Analysis
The following table presents the loan and lease portfolio aging analysis as of the dates indicated at amortized cost (in thousands):

	30-59 Days	60-89 Days	Greater than 90 Days	Total Past Due	Current (2)	Total Loans Receivable	Total Loans > 90 Days and Accruing
As of March 31, 2016:
CRE whole loans	$—	$—	$—	$—	$1,453,128	$1,453,128	$—
Middle market loans	—	—	—	—	321,240	321,240	—
Direct Financing Leases	136	61	—	197	517	714	—
Residential mortgage loans (1)	371	—	170	541	123,704	124,245	—
Total loans	$507	$61	$170	$738	$1,898,589	$1,899,327	$—

As of December 31, 2015:
CRE whole loans (2)	$—	$—	$—	$—	$1,630,801	$1,630,801	$—
B notes	—	—	—	—	15,934	15,934	—
Mezzanine loans	—	38,072	—	38,072	7,300	45,372	—
Bank loans	1,544	—	—	1,544	132,973	134,517	—
Middle market loans	—	—	—	—	379,452	379,452	—
Direct Financing Leases	12	214	—	226	1,170	1,396	—
Residential mortgage loans (1)	27	41	80	148	96,069	96,217	—
Total loans	$1,583	$38,327	$80	$39,990	$2,263,699	$2,303,689	$—

(1)	Contains $122.5 million and $94.5 million of residential mortgage loans held for sale at fair value at March 31, 2016 and December 31, 2015, respectively.

(2)	Current loans include one impaired whole loan with an amortized costs of $2.2 million, which was fully reserved as of December 31, 2015.

(Back to Index)

(Back to Index)

RESOURCE CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
MARCH 31, 2016
(unaudited)

Impaired Loans
The following tables show impaired loans as of the dates indicated (in thousands):

	Recorded Balance (1)	Unpaid Principal Balance	Specific Allowance	Average Investment in Impaired Loans	Interest Income Recognized
As of March 31, 2016:
Loans without a specific valuation allowance:
CRE whole loans	$38,133	$38,133	$—	$37,620	$178
Middle market loans	$—	$—	$—	$—	$—
Residential mortgage loans	$—	$—	$—	$—	$—
Loans with a specific valuation allowance:
CRE whole loans	$—	$—	$—	$—	$—
Middle market loans	$—	$—	$—	$—	$—
Residential mortgage loans	$—	$—	$—	$—	$—
Total:
CRE whole loans	$38,133	$38,133	$—	$37,620	$178
Middle market loans	—	—	—	—	—
Residential mortgage loans	—	—	—	—	—
	$38,133	$38,133	$—	$37,620	$178

As of December 31, 2015:
Loans without a specific valuation allowance:
CRE whole loans	$129,433	$129,433	$—	$128,591	$3,939
B notes	$—	$—	$—	$—	$—
Mezzanine loans	$—	$—	$—	$—	$—
Bank loans	$—	$—	$—	$—	$—
Middle market loans	$—	$—	$—	$—	$—
Residential mortgage loans	$—	$—	$—	$—	$—
Loans with a specific valuation allowance:
CRE whole loans	$2,202	$2,202	$(2,202)	$2,202	$63
B notes	$—	$—	$—	$—	$—
Mezzanine loans	$38,072	$38,072	$(38,072)	$38,072	$(2,879)
Bank loans	$1,544	$1,551	$(1,282)	$1,544	$—
Middle market loans	$—	$—	$—	$—	$—
Residential mortgage loans	$—	$—	$—	$—	$—
Total:
CRE whole loans	$131,635	$131,635	$(2,202)	$130,793	$4,002
B notes	—	—	—	—	—
Mezzanine loans	38,072	38,072	(38,072)	38,072	(2,879)
Bank loans	1,544	1,551	(1,282)	1,544	—
Middle market loans	—	—	—	—	—
Residential mortgage loans	—	—	—	—	—
	$171,251	$171,258	$(41,556)	$170,409	$1,123

(1)
As a result of the adoption of new consolidation accounting guidance as required on January 1, 2016, the Company deconsolidated $91.3 million in senior participations of four loans that were previously classified as impaired loans in the Company's consolidated financial statements as of December 31, 2015 (see Note 2).

(Back to Index)

(Back to Index)

RESOURCE CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
MARCH 31, 2016
(unaudited)

Troubled-Debt Restructurings
The following tables show troubled-debt restructurings in the Company's loan portfolio (in thousands):

	Number of Loans	Pre-Modification Outstanding Recorded Balance	Post-Modification Outstanding Recorded Balance
Three Months Ended March 31, 2016
CRE whole loans	3	$29,459	$29,459
Middle market loans	—	—	—
Residential mortgage loans	—	—	—
Total loans	3	$29,459	$29,459

	Number of Loans	Pre-Modification Outstanding Recorded Balance	Post-Modification Outstanding Recorded Balance
Three Months Ended March 31, 2015
CRE Whole loans	2	$67,459	$67,459
Middle market loans	—	—	—
Residential mortgage loans	—	—	—
Total loans	2	$67,459	$67,459

As of March 31, 2016 and 2015, there were no commercial real estate loan troubled-debt restructurings that subsequently defaulted.

(Back to Index)

(Back to Index)

RESOURCE CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
MARCH 31, 2016
(unaudited)

NOTE 10 - BUSINESS COMBINATIONS
On February 26, 2014, the Company made an additional capital contribution to LCF which gave the Company majority ownership at 50.2%. As a result, the Company began consolidating the LCF joint venture. The joint venture was established for the purpose of originating and acquiring life settlement contracts through a financing facility. On April 30, 2015, the Company committed to another capital contribution in the amount of $750,000, increasing its ownership of LCF to 60.7%. The first installment of $375,000 was funded on April 30, 2015 and the second installment of $375,000 was funded on July 30, 2015. On December 15, 2015, the Company committed to an additional capital contribution in the amount of $1.3 million, increasing its ownership of LCF to 70.9%. The first installment of $750,000 was funded on January 5, 2016 and the second installment of $500,000 is expected to be funded no later than July 1, 2016.
The Company engaged a third party expert to assist in determining the fair values of the assets and liabilities assumed on this investment. Based on the final valuation, which determined an enterprise value of LCF of approximately $4.1 million, and in accordance with guidance on business combinations, the Company confirmed that no further adjustments are necessary.
NOTE 11 - INTANGIBLE ASSETS
The following table summarizes the activity of intangible assets for the period indicated (in thousands):

	Management Contracts	Wholesale/Correspondent Relationships	Mortgage Servicing Rights	Total
Balance, January 1, 2016	$5,316	$90	$20,822	$26,228
Additions	—	—	3,315	3,315
Sales	—	—	—	—
Amortization	(474)	—	(1,058)	(1,532)
Total before impairment adjustment	4,842	90	23,079	28,011
Temporary impairment adjustment	—	—	(2,500)	(2,500)
Balance, March 31, 2016	$4,842	$90	$20,579	$25,511
Management Contracts and Wholesale/Correspondent Relationships
The Company recognized fee income on management contracts of $402,000 and $965,000 for the three months ended March 31, 2016 and March 31, 2015.
The Company recorded amortization expense of $474,000 and $507,000 in relation to the Company's management contracts and wholesale/correspondent relationships for the three months ended March 31, 2016 and the three months ended March 31, 2015, respectively. The Company expects to record amortization expense on its management contracts and wholesale/correspondent relationships of approximately $1.5 million for the year ending December 31, 2016, $1.3 million for the year ending December 31, 2017, $1.2 million for the year ending December 31, 2018, $514,000 for the year ending 2019, and $515,000 for the year ending December 31, 2020.  The weighted average amortization period was 5.5 years and 5.8 years at March 31, 2016 and December 31, 2015, respectively.
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
The total servicing portfolio consists of loans associated with capitalized mortgage servicing rights (“MSRs”) and loans held for sale.  In accordance with guidance on servicing assets and liabilities, the Company utilizes the amortization method for the subsequent measurement of its MSRs. The total servicing portfolio was $2.2 billion and $2.0 billion as of March 31, 2016 and December 31, 2015 respectively.  MSRs recorded in the Company's consolidated balance sheets are related to the capitalized servicing portfolio and are created through the sale of originated residential mortgage loans.

(Back to Index)

(Back to Index)

RESOURCE CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
MARCH 31, 2016
(unaudited)

For the three months ended March 31, 2016, the Company recognized $1.1 million of amortization expense related to MSRs. For the three months ended March 31, 2015, the Company recognized $825,000. The Company expects to recognize amortization related to its MSRs portfolio in the amount of $4.0 million for the year ending December 31, 2016, $3.3 million for the year ending December 31, 2017, $2.7 million for the year ending December 31, 2018, $2.2 million for the year ending December 31, 2019, and $1.9 million for the year ending December 31, 2020. The weighted average amortization period was 1.3 years and 1.2 years at March 31, 2016 and December 31, 2015, respectively. The weighted average remaining life was 5.8 years and 6.7 years at at March 31, 2016 and December 31, 2015, respectively.
The Company also records MSRs at fair value on a non-recurring basis. MSRs are recorded at fair value at inception and at the end of each reporting period if the fair value is less than unamortized cost. The Company uses a discounted cash flow approach to estimate the fair value of MSRs utilizing the valuation services of an independent third party. The key assumptions used in the estimation of the fair value of MSRs include prepayment speeds, discount rates, default rates, cost to service, contractual servicing fees and escrow earnings. The fair value of MSRs was $20.6 million and $21.3 million at March 31, 2016 and December 31, 2015, respectively.
The activity in the loan servicing portfolio associated with capitalized servicing rights consisted of the following (in thousands):

	March 31, 2016	December 31, 2015
Balance, beginning of period	$1,998,273	$894,767
Additions	289,210	1,236,145
Payoffs, sales and curtailments	(69,907)	(132,639)
Balance, end of period	$2,217,576	$1,998,273
The value of MSRs is driven by the net positive, or in some cases net negative, cash flows associated with servicing activities.  These cash flows include contractually specified servicing fees, late fees and other ancillary servicing revenue and were recorded within fee income as follows (in thousands):

	For the Three Months Ended
	March 31,
	2016	2015
Servicing fees from capitalized portfolio	$1,433	$551
Late fees	$49	$23
Other ancillary servicing revenue	$5	$3

(Back to Index)

(Back to Index)

RESOURCE CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
MARCH 31, 2016
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

	Principal Outstanding	Unamortized Issuance Costs and Discounts	Outstanding Borrowings	Weighted Average Borrowing Rate	Weighted Average Remaining Maturity	Value of Collateral
As of March 31, 2016:
RCC CRE Notes 2013 Senior Notes	$48,465	$460	$48,005	3.44%	12.7 years	$94,847
RCC 2014-CRE2 Senior Notes	180,260	2,782	177,478	1.80%	16.1 years	296,295
RCC 2015-CRE3 Senior Notes	282,127	3,249	278,878	2.34%	16.0 years	342,405
RCC 2015-CRE4 Senior Notes	223,735	2,987	220,748	2.15%	16.4 years	308,928
Unsecured Junior Subordinated Debentures	51,548	81	51,467	4.43%	20.6 years	—
6.0% Convertible Senior Notes	115,000	4,497	110,503	6.00%	2.7 years	—
8.0% Convertible Senior Notes	100,000	4,330	95,670	8.00%	3.8 years	—
CRE - Term Repurchase Facilities (2)	257,500	2,000	255,500	2.75%	17 days	369,017
CMBS - Term Repurchase Facility (3)	24,316	1	24,315	1.65%	17 days	30,274
Trust Certificate - Term Repurchase Facility (4)	26,659	394	26,265	5.94%	2.6 years	89,181
Residential Investments - Term Repurchase Facility (5)	7,964	—	7,964	3.04%	187 days	8,903
Residential Mortgage Financing Agreements (6)	103,200	—	103,200	3.06%	169 days	143,658
CMBS - Short Term Repurchase Agreements (7)	51,825	—	51,825	2.08%	14 days	70,781
Senior Secured Revolving Credit Agreement	153,000	2,793	150,207	3.28%	3.0 years	326,092
Total	$1,625,599	$23,574	$1,602,025	3.20%	8.6 years	$2,080,381

	Principal Outstanding	Unamortized Issuance Costs and Discounts	Outstanding Borrowings	Weighted Average Borrowing Rate	Weighted Average Remaining Maturity	Value of Collateral
As of December 31, 2015:
RREF CDO 2006-1 Senior Notes (1)	$52,772	$—	$52,772	2.60%	30.6 years	$94,379
RREF CDO 2007-1 Senior Notes (1)	91,752	—	91,752	1.65%	30.8 years	210,904
RCC CRE Notes 2013 Senior Notes	58,465	664	57,801	3.21%	13.0 years	104,439
RCC 2014-CRE2 Senior Notes	198,594	2,991	195,603	1.68%	16.3 years	313,663
RCC 2015-CRE3 Senior Notes	282,127	3,466	278,661	2.25%	16.2 years	341,099
RCC 2015-CRE4 Senior Notes	223,735	3,160	220,575	2.06%	16.6 years	308,042
Apidos Cinco CDO Senior Notes (1)	135,417	—	135,417	1.25%	4.4 years	154,584
Unsecured Junior Subordinated Debentures	51,548	135	51,413	4.40%	20.8 years	—
6.0% Convertible Senior Notes	115,000	4,917	110,083	6.00%	2.9 years	—
8.0% Convertible Senior Notes	100,000	4,599	95,401	8.00%	4.0 years	—
CRE - Term Repurchase Facilities (2)	225,346	2,418	222,928	2.64%	17 days	321,267
CMBS - Term Repurchase Facility (3)	25,658	2	25,656	1.57%	18 days	31,650
Trust Certificates - Term Repurchase Facility (4)	26,659	415	26,244	5.85%	2.9 years	89,181
Residential Investments - Term Repurchase Facility (5)	782	—	782	2.75%	264 days	835
Residential Mortgage Financing Agreements (6)	85,819	—	85,819	3.10%	257 days	120,952
CMBS - Short Term Repurchase Agreements (7)	57,407	—	57,407	2.06%	18 days	79,347
Senior Secured Revolving Credit Agreement	190,000	3,026	186,974	3.09%	3.2 years	376,306
Total	$1,921,081	$25,793	$1,895,288	2.89%	10.4 years	$2,546,648

(1)	On January 1, 2016, RREF CDO 2006-1, RREF CDO 2007-1 and Apidos Cinco CDO were deconsolidated in accordance with guidance on consolidation (see Note 2 ).

(Back to Index)

(Back to Index)

RESOURCE CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
MARCH 31, 2016
(unaudited)

(2)	Amounts also include accrued interest expense of $384,000 and $315,000 related to CRE repurchase facilities as of March 31, 2016 and December 31, 2015, respectively.

(3)
Amounts also include accrued interest expense of $13,000 and $18,000 related to CMBS repurchase facilities as of March 31, 2016 and December 31, 2015, respectively. Amounts do not reflect CMBS repurchase agreement borrowings that are components of linked transactions as of December 31, 2015.

(4)	Amounts also include accrued interest expense of $62,000 and $61,000 related to trust certificate repurchase facilities as of March 31, 2016 and December 31, 2015, respectively.

(5)	Amounts also include accrued interest expense of $16,000 and $30,000 related to residential investment facilities as of March 31, 2016 and December 31, 2015, respectively.

(6)
The value of collateral related to residential mortgage financing agreements is the appraised value of the collateral underlying the residential mortgage loans subject to repurchase as of March 31, 2016 and December 31, 2015.

(7)	Amounts also include accrued interest expense of $45,000 and $40,000 related to CMBS short term repurchase facilities as of March 31, 2016 and December 31, 2015.
The Company is in compliance with covenants as defined in the respective agreements as of March 31, 2016.
Securitizations
The following table sets forth certain information with respect to the Company's securitizations:

Securitization	Closing Date	Maturity Date	Designated Principal Reinvestment Period (1)	Total Note Paydowns as of March 31, 2016
				(in millions)
RCC CRE Notes 2013	December 2013	December 2028	N/A	$212.4
RCC 2014-CRE2	July 2014	April 2032	July 2016	$55.1
RCC 2015-CRE3	February 2015	March 2032	February 2017	$—
RCC 2015-CRE4	August 2015	August 2032	August 2017	$—

(1)
The designated principal reinvestment period is the period where principal payments received by each respective securitization may be designated by the Company to purchase funding participations of existing collateral originally underwritten at the close of each securitization which was funded outside of the deal structure.

The investments held by the Company's securitizations collateralize the securitization's borrowings and, as a result, are not available to the Company, its creditors, or stockholders. All senior notes retained at closing or subsequently repurchased by the Company as of March 31, 2016 eliminate in consolidation.

On January 1, 2016, the Company adopted the amendments to the consolidation guidance (see Note 2). As a result of its evaluation, the Company deconsolidated RREF CDO 2006-1, RREF CDO 2007-1 and Apidos Cinco CDO.

(Back to Index)

(Back to Index)

RESOURCE CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
MARCH 31, 2016
(unaudited)

Repurchase and Credit Facilities
Borrowings under the Company's repurchase agreements were guaranteed by the Company or one of its subsidiaries. The following table sets forth certain information with respect to the Company's borrowings (in thousands, except percentages):

	As of March 31, 2016				As of December 31, 2015
	Outstanding Borrowings	Value of Collateral	Number of Positions as Collateral	Weighted Average Interest Rate	Outstanding Borrowings	Value of Collateral	Number of Positions as Collateral	Weighted Average Interest Rate
CMBS Term Repurchase Facility
Wells Fargo Bank (1)	$24,315	$30,274	23	1.65%	$25,656	$31,650	21	1.57%

CRE Term Repurchase Facilities
Wells Fargo Bank (2)	148,691	214,207	11	2.52%	123,937	179,169	9	2.39%
Morgan Stanley Bank (3)	106,809	154,810	8	3.05%	98,991	142,098	7	2.96%

Trust Certificates Term Repurchase Facility
RSO Repo SPE Trust 2015 (4)	26,265	89,181	1	5.94%	26,244	89,181	1	5.85%

Short-Term Repurchase Agreements - CMBS
Wells Fargo Securities, LLC	13,054	19,785	3	2.09%	13,548	19,829	3	1.93%
Deutsche Bank Securities, LLC	38,771	50,996	15	2.13%	43,859	59,518	17	2.10%

Residential Investments Term Repurchase Facility
Wells Fargo Bank	7,964	8,903	13	3.04%	782	835	1	2.75%

Residential Mortgage Financing Agreements
New Century Bank	43,000	55,845	197	3.24%	43,789	61,111	199	3.17%
Wells Fargo Bank	60,200	87,813	209	2.93%	42,030	59,841	166	3.03%
Totals	$469,069	$711,814			$418,836	$643,232

(1)	The Wells Fargo Bank CMBS term repurchase facility includes $1,000 and $2,000 of deferred debt issuance costs as of March 31, 2016 and December 31, 2015, respectively.

(2)	The Wells Fargo Bank CRE term repurchase facility includes $419,000 and $675,000 of deferred debt issuance costs as of March 31, 2016 and December 31, 2015, respectively.

(3)	The Morgan Stanley Bank CRE term repurchase facility includes $1.6 million and $1.7 million of deferred debt issuance costs as of March 31, 2016 and December 31, 2015, respectively.

(4)	The RSO Repo SPE Trust 2015 term repurchase facility includes $395,000 and $415,000 of deferred debt issuance costs as of March 31, 2016 and December 31, 2015, respectively.

(Back to Index)

(Back to Index)

RESOURCE CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
MARCH 31, 2016
(unaudited)

The following table shows information about the amount at risk under the repurchase facilities (dollars in thousands):

	Amount at Risk (1)	Weighted Average Maturity	Weighted Average Interest Rate
As of March 31, 2016:
CMBS Term Repurchase Facility
Wells Fargo Bank, National Association	$6,066	17 days	1.65%

CRE Term Repurchase Facilities
Wells Fargo Bank, National Association	$64,963	18 days	2.52%
Morgan Stanley Bank, National Association	$46,048	15 days	3.05%

Trust Certificates Term Repurchase Facility
RSO Repo SPE Trust 2015	$62,575	2.6 years	5.94%

Short-Term Repurchase Agreements - CMBS
Wells Fargo Securities, LLC	$6,756	11 days	2.09%
Deutsche Bank Securities, LLC	$13,973	15 days	2.13%

Residential Investments Term Repurchase Facility
Wells Fargo Bank, National Association	$940	187 days	3.04%

Residential Mortgage Financing Agreements
New Century Bank	$12,844	64 days	3.24%
Wells Fargo Bank, National Association	$27,613	106 days	2.93%

As of December 31, 2015:
CMBS Term Repurchase Facility
Wells Fargo Bank, National Association	$6,053	18 days	1.57%

CRE Term Repurchase Facilities
Wells Fargo Bank, National Association	$54,674	18 days	2.39%
Morgan Stanley Bank, National Association	$41,248	15 days	2.96%

Trust Certificates Term Repurchase Facility
RSO Repo SPE Trust 2015	$62,575	2.9 years	5.85%

Short-Term Repurchase Agreements - CMBS
Wells Fargo Securities, LLC	$6,288	11 days	1.93%
Deutsche Bank Securities, LLC	$16,330	20 days	2.05%

Residential Investments Term Repurchase Facility
Wells Fargo Bank, National Association	$54	264 days	2.75%

Residential Mortgage Financing Agreements
New Century Bank	$17,322	124 days	3.17%
Wells Fargo Bank, National Association	$17,811	134 days	3.03%

(1)	Equal to the estimated fair value of securities or loans sold, plus accrued interest income, minus the sum of repurchase agreement liabilities plus accrued interest expense.

(Back to Index)

(Back to Index)

RESOURCE CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
MARCH 31, 2016
(unaudited)

Contractual maturity dates of the Company's borrowings by category and year are presented in the table below (in thousands):

	Total	2016	2017	2018	2019	2020 and Thereafter
CRE Securitizations	$725,109	$—	$—	$—	$—	$725,109
Repurchase Agreements	469,069	442,804	—	26,265	—	—
Unsecured Junior Subordinated Debentures	51,467	—	—	—	—	51,467
6.0 % Convertible Notes	110,503	—	—	110,503	—	—
8.0 % Convertible Notes	95,670	—	—	—	—	95,670
Senior Secured Revolving Credit Facility	150,207	—	—	—	150,207	—
Total	$1,602,025	$442,804	$—	$136,768	$150,207	$872,246
NOTE 13 - SHARE ISSUANCE AND REPURCHASE

	For the Three Months Ended March 31, 2016		Total Outstanding
	Number of Shares Repurchased	Weighted Average Purchase Price	Number of Shares	Weighted Average Offering Price
8.50% Series A Preferred Stock	—	$—	1,069,016	$24.29
8.25% Series B Preferred Stock	195,900	$15.80	5,544,579	$24.02
8.625% Series C Preferred Stock	—	$—	4,800,000	$25.00
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
Under a dividend reinvestment plan authorized by the board of directors on March 21, 2013, the Company is authorized to issue up to 5,000,000 shares of common stock. During the three months ended March 31, 2016, the Company sold 3,541 shares of common stock through this program, resulting in proceeds of approximately $35,000.
Under a share repurchase plan authorized by the board of directors on August 3, 2015, the Company is authorized to repurchase up to $50.0 million of its outstanding equity and debt securities. During the three months ended March 31, 2016, the Company repurchased $7.3 million of its common stock, representing approximately 643,000 shares. Since the inception of the program through March 31, 2016, the Company has repurchased $33.2 million of its common stock, representing approximately 2.6 million shares or 7.9% of the outstanding balance. During the three months ended March 31, 2016, the Company repurchased approximately $3.1 million of its outstanding Series B preferred stock, representing approximately 196,000 shares or 3.4% of the initial outstanding balance. In March 2016, the Company's board of directors approved a new securities repurchase program for up to $50.0 million of its outstanding securities, which replaced the August 2015 repurchase plan.
NOTE 14 - SHARE-BASED COMPENSATION
The following table summarizes the Company's restricted common stock transactions:

	Non-Employee Directors	Non-Employees	Employees	Total
Unvested shares as of January 1, 2016	15,267	617,657	58,445	691,369
Issued	20,491	230,338	50,784	301,613
Vested	(11,772)	(51,968)	(18,452)	(82,192)
Forfeited	—	—	—	—
Unvested shares as of March 31, 2016	23,986	796,027	90,777	910,790

(Back to Index)

(Back to Index)

RESOURCE CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
MARCH 31, 2016
(unaudited)

The Company is required to value any unvested shares of restricted common stock granted to non-employees at the current market price.  The estimated fair value of the unvested shares of restricted common stock granted during the three months ended March 31, 2016 and 2015, including the grant date fair value of shares issued to the Company’s seven non-employee directors, was $2.5 million and $5.1 million, respectively. The estimated fair value of the unvested shares of restricted stock granted during the three months ended March 31, 2016 and 2015, including the grant date fair value of shares issued to the Company’s employees, was $483,000 and $561,000, respectively.
The Company records any unvested shares of restricted common stock granted to non-employee directors at the fair value on the grant date amortized over the service period.  The amortization recognized during the three months ended March 31, 2016 and 2015 was $64,000 and $64,000, respectively.
As of March 31, 2016, the total unrecognized restricted common stock expense was $3.8 million, with a weighted average amortization period remaining of 2.3 years.
The following table summarizes restricted common stock grants during the three months ended March 31, 2016:

Date	Shares	Vesting/Year	Date(s)
January 21, 2016	130,903	33.3%	1/21/17, 1/21/18, 1/21/19
January 21, 2016	50,784	33.3%	1/21/17, 1/21/18, 1/21/19
February 1, 2016	3,421	100%	2/1/17
February 5, 2016	90,595	33.3%	2/5/17, 2/5/18, 2/5/19
March 8, 2016	13,912	100%	3/8/17
March 14, 2016	3,158	100%	3/14/17
March 31, 2016	8,840	100%	5/15/16(1)

(1)
In connection with a grant of restricted common stock made on September 24, 2014, the Company agreed to issue up to 17,682 shares of common stock if certain loan origination performance thresholds were achieved by personnel from the Company’s loan origination team.  The performance criteria are measured at the end of two annual measurement periods which began April 1, 2014.  The agreement also provided dividend equivalent rights pursuant to which the dividends that would have been paid on the shares had they been issued on the date of grant were paid at the end of each annual measurement period if the performance criteria were met.  If the performance criteria are not met, the accrued dividends will be forfeited.  As a consequence, the Company does not record the dividend equivalent rights until earned.  On March 31, 2016, the final measurement period ended and 8,840 shares were earned. Approximately $42,000 of accrued dividend equivalent rights were paid in April 2016. These shares will vest over the subsequent 12 months at a rate of one-fourth per quarter.

(Back to Index)

(Back to Index)

RESOURCE CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
MARCH 31, 2016
(unaudited)

The following table summarizes the status of the Company’s vested stock options as of March 31, 2016:

Vested Options	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Vested as of January 1, 2016	26,250	$46.60
Vested	—	—
Exercised	—	—
Forfeited	—	—
Expired	—	—
Vested as of March 31, 2016	26,250	$46.60	2.70	$—
There were no options granted during the three months ended March 31, 2016 or 2015. The outstanding stock options have a contractual term of ten years, and will expire in May 2021.
The components of equity compensation expense for the periods presented as follows (in thousands):

	For the Three Months Ended
	March 31,
	2016	2015
Restricted shares granted to non-employees (1)	$425	$764
Restricted shares granted to employees	774	167
Restricted shares granted to non-employee directors	64	64
Total equity compensation expense	$1,263	$995

(1) Non-employees are employees of Resource America.
Under the Company's Management Agreement, incentive compensation is paid quarterly. Up to 75% of the incentive compensation is paid in cash and at least 25% is paid in the form of an award of common stock. There were no incentive fees paid to the Manager for the three months ended March 31, 2016 and 2015.
Apart from incentive compensation payable under the Management Agreement, the Company has established no formal criteria for the issuance of equity awards as of March 31, 2016.  All awards are discretionary in nature and subject to approval by the Compensation Committee of the Company's board of directors.
On October 31, 2013, the Company, through its TRS, RCC Residential, completed a business combination whereby it acquired the assets of PCM, an Atlanta based company that originates and services residential mortgage loans, for approximately $7.6 million in cash. As part of this transaction, a key employee of PCM was granted approximately $800,000 of the Company’s restricted stock. During the three months ended March 31, 2016, this key employee ended his service period and all remaining amortization expense on unvested stock in the amount of $555,000 was accelerated. Any grants for employees of PCM are accounted for as compensation and amortized to equity compensation expense over the vesting period. Dividends declared on the stock while unvested are recorded as a general and administrative expense. Dividends declared after the stock vests are recorded as a distribution. For the three months ended March 31, 2016 and 2015, $774,000 and $166,000 of amortization of the stock grants was recorded to equity compensation expense, respectively. For the three months ended March 31, 2016 and 2015, $38,000 and $43,000 of expense related to dividends on unvested shares was recorded to general and administrative expense on the Company’s consolidated statements of operations, respectively.

(Back to Index)

(Back to Index)

RESOURCE CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
MARCH 31, 2016
(unaudited)

NOTE 15 - EARNINGS PER SHARE
On August 3, 2015, the Company's board of directors approved a one-for-four reverse stock split of its outstanding common stock which took effect after the close of business on August 31, 2015. Outstanding share and per-share amounts disclosed as of March 31, 2016 and for all other comparative periods provided have been retroactively adjusted to reflect the effects of the stock split.
The following table presents a reconciliation of basic and diluted earnings per share for the periods presented as follows (in thousands, except share and per share amounts):

	For the Three Months Ended
	March 31,
	2016	2015
Basic:
Net income allocable to common shares	$9,673	$9,402
Weighted average number of shares outstanding	30,600,407	32,814,227
Basic net income per share	$0.32	$0.29

Diluted:
Net income allocable to common shares	$9,673	$9,402
Weighted average number of shares outstanding	30,600,407	32,814,227
Additional shares due to assumed conversion of dilutive instruments	437,688	261,877
Adjusted weighted-average number of common shares outstanding	31,038,095	33,076,104
Diluted net income per share	$0.31	$0.28
Potentially dilutive shares consisting of 9,002,864 shares issuable in connection with the potential conversion of the Company's 6.0% and 8.0% Convertible Senior Notes (see Note 12) for the three months ended March 31, 2016 and 9,002,853 shares for the three months ended March 31, 2015, were not included in the calculation of diluted net income per share because the effect was anti-dilutive.
NOTE 16 - ACCUMULATED OTHER COMPREHENSIVE (LOSS) INCOME
The following table presents the changes in each component of accumulated other comprehensive income for the three months ended March 31, 2016 (dollars in thousands):

	Net unrealized (loss) gain on derivatives	Net unrealized (loss) gain on securities, available-for-sale	Foreign Currency Translation	Accumulated other comprehensive income (loss)
January 1, 2016	$(3,471)	$2,568	$(63)	$(966)
Other comprehensive gain (loss) before reclassifications	27	(1,318)	—	(1,291)
Amounts reclassified from accumulated other comprehensive income	61	301	—	362
March 31, 2016	$(3,383)	$1,551	$(63)	$(1,895)
(Back to Index)

(Back to Index)

RESOURCE CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
MARCH 31, 2016
(unaudited)

NOTE 17 - RELATED PARTY TRANSACTIONS
Relationship with Resource America and Certain of its Subsidiaries
Relationship with Resource America.  On September 19, 2013, the audit committee of the board of directors of Resource America concluded that Resource America should consolidate the financial statements of the Company, which was previously treated as an unconsolidated VIE. Resource America's audit committee reached this conclusion after consultations with the Office of the Chief Accountant of the Securities and Exchange Commission (the “Commission”) following comments received from the staff of the Division of Corporation Finance of the Commission and the audit committee's discussion with the Company's management and its independent registered public accounting firm. Resource America's audit committee noted that consolidation of the Company was not expected to materially affect Resource America's previously reported net income attributable to common shareholders. In December 2015, Resource America elected to early adopt consolidation guidance issued by the FASB in February 2015 (see Note 2) and was required to reevaluate whether or not the Company should be consolidated into Resource America’s financial statements. It was determined that the Company is no longer a VIE and Resource America will no longer consolidate the Company’s financial statements. At March 31, 2016, Resource America owned 715,396 shares, or 2.3%, of the Company’s outstanding common stock.
The Company is managed by the Manager, which is a wholly-owned subsidiary of Resource America, pursuant to a Management Agreement that provides for both base and incentive management fees.  For the three months ended March 31, 2016 and 2015, the Manager earned base management fees of approximately $3.9 million and $3.4 million, respectively. No incentive management fees were earned for the three months ended March 31, 2016 or 2015.  The Company also reimburses the Manager and Resource America for expenses, including the expenses of employees of Resource America who perform legal, accounting, due diligence and other services that outside professionals or consultants would otherwise perform, and for the wages, salaries and benefits of several Resource America personnel dedicated to the Company’s operations.  The Company also reimburses Resource America for additional costs incurred related to the Company's life care business, Long Term Care Conversion Funding, established for the purpose of originating and acquiring life settlement contracts. The initial agreement, authorized in December 2012, provided for an annual fee of $550,000, with a two-year term. In March 2015, the agreement was amended for an additional year through 2016. This fee is paid quarterly. For the three months ended March 31, 2016 and 2015 the Company paid the Manager $1.0 million and $1.1 million, respectively, as expense reimbursements.
On November 24, 2010, the Company entered into an Investment Management Agreement with Resource Capital Markets, Inc. (“RCM”), a wholly-owned subsidiary of Resource America.  The initial agreement provided that: (a) RCM may invest up to $5.0 million of the Company’s funds, with the investable amount being adjusted by portfolio gains (losses) and collections, and offset by expenses, taxes and realized management fees, and (b) RCM can earn a management fee in any year that the net profits earned exceed a preferred return. On June 17, 2011, the Company entered into a revised Investment Management Agreement with RCM which provided an additional $8.0 million of the Company’s funds.  The management fee is 20% of the amount by which the net profits exceed the preferred return.  During the three months ended March 31, 2016 and 2015, RCM earned no management fees. The portfolio began a partial liquidation during the year ended December 31, 2013 that has resulted in the outstanding portfolio balance being significantly decreased. The Company holds $3.9 million in fair market value of trading securities as of March 31, 2016, an increase of $200,000 from $3.7 million at fair market value as of December 31, 2015.  The Company also reimburses RCM for expenses paid on the Company's behalf. For the three months ended March 31, 2016 and 2015 the Company paid RCM $8,000 and $32,000, respectively, as expense reimbursements.
At March 31, 2016, the Company was indebted to the Manager for $1.7 million, comprised of base management fees of $1.0 million and expense reimbursements of $688,000.  At December 31, 2015, the Company was indebted to the Manager for $2.5 million, comprised of base management fees of $978,000 and expense reimbursements of $1.6 million. At March 31, 2016, the Company was indebted to RCM under the Company’s Investment Management Agreement for $282,000, comprised entirely of expense reimbursements.  At December 31, 2015, the Company was indebted to RCM under the Company’s Investment Management Agreement for $152,000, comprised entirely of expense reimbursements. The Company's base management fee payable as well as expense reimbursements payable are recorded in accounts payable and other liabilities on the consolidated balance sheets.
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
MARCH 31, 2016
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
The Company had executed 11 securitizations as of March 31, 2016 and December 31, 2015, which were structured for the Company by the Manager.  Under the Management Agreement, the Manager was not separately compensated by the Company for executing these transactions and is not separately compensated for managing the securitizations' entities and their assets. The Company has since liquidated three of these securitizations, one in October 2013, one in October 2014 and another in June 2015. On January 1, 2016, the Company adopted new consolidation guidance on variable interest entities and, as a result, three of the Company's remaining securitizations were deconsolidated.
Relationship with LEAF Commercial Capital. LCC originated and managed equipment leases and notes on behalf of the Company. On March 5, 2010, the Company entered into agreements with Lease Equity Appreciation Fund II, L.P. (“LEAF II”) (an equipment leasing partnership sponsored by LEAF Financial and of which a LEAF Financial subsidiary is the general partner), pursuant to which the Company provided and funded an $8.0 million credit facility to LEAF II.  The credit facility initially had a one year term with interest at 12% per year, payable quarterly, and was secured by all the assets of LEAF II, including its entire ownership interest in LEAF II Receivables Funding.  The Company received a 1% origination fee in connection with establishing the facility.  The facility originally matured on March 3, 2011 and was extended until September 3, 2011 with a 1% extension fee paid on the outstanding loan balance.  On June 3, 2011, the Company entered into an amendment to extend the maturity to February 15, 2012 and to decrease the interest rate from 12% to 10% per annum resulting in a troubled-debt restructuring under current accounting guidance.  On February 15, 2012, the credit facility was further amended to extend the maturity to February 15, 2013 with a 1% extension fee accrued and added to the amount outstanding.  On January 11, 2013, the Company entered into another amendment to extend the maturity to February 15, 2014 with an additional 1% extension fee accrued and added to the amount outstanding. On December 17, 2013, the Company entered into another amendment to extend the maturity to February 15, 2015. At the end of 2014, the Company recorded a provision for loan loss on this loan of $1.3 million before extinguishing the loan and bringing direct financing leases in the amount of $2.1 million on the Company's books in lieu of the loan receivable. There was no provision taken during the three months ended March 31, 2016. During the three months ended March 31, 2015, the Company recorded a partial recovery of the previously taken provision in the amount $188,000. As of March 31, 2016, the Company held $714,000 of direct financing leases.
On November 16, 2011, the Company, together with LEAF Financial and LCC, entered into the SPA with Eos (see Note 3). The Company’s resulting interest is accounted for under the equity method.  For the three months ended March 31, 2016 and 2015 the Company recorded gains of $1.4 million and $52,000, respectively, which was recorded in equity in earnings of unconsolidated subsidiaries on the consolidated statements of operations.  The Company’s investment in LCC was $43.4 million and $42.0 million as of March 31, 2016 and December 31, 2015, respectively.
Relationship with CVC Credit Partners. On April 17, 2012, Apidos Capital Management (“ACM”), a former subsidiary of Resource America, was sold to CVC Credit Partners, L.P. ("CVC Credit Partners"), a joint venture entity in which Resource America owns a 24% interest. CVC Credit Partners manages internally and externally originated bank loan assets on the Company’s behalf.  On February 24, 2011, a subsidiary of the Company purchased 100% of the ownership interests in Churchill Pacific Asset Management LLC ("CPAM") from Churchill Financial Holdings LLC for $22.5 million.  CPAM subsequently changed its name to RCAM. Through RCAM, the Company was initially entitled to collect senior, subordinated and incentive fees related to five CLOs holding approximately $1.9 billion in assets managed by RCAM.  RCAM is assisted by CVC Credit Partners in managing these CLOs.  CVC Credit Partners is entitled to 10% of all subordinated fees and 50% of the incentive fees received by RCAM.  For the three months ended March 31, 2016 and 2015, CVC Credit Partners earned subordinated fees of $109,000 and $237,000, respectively, and no incentive fees. In October 2012, the Company purchased 66.6% of the preferred equity in one of the RCAM CLOs. In May 2013, the Company purchased additional equity in this CLO, increasing its ownership percentage to 68.3%. In 2013 two of the five CLOs were called and the notes were paid down in full. In January 2016 another RCAM-managed CLO was called and $2.4 million of the impairment, on a pre-tax basis, was recorded in depreciation and amortization on the Company's consolidated statements of operations on the related intangible asset as of December 31, 2015.
In May, June and July 2013, the Company invested a total of $15.0 million in CVC Global Credit Opportunities Fund, L.P. which generally invests in assets through the Master Fund. The fund pays the investment manager a quarterly management fee in advance calculated at the rate of 1.5% annually based on the balance of each limited partner's capital account. The Company's

(Back to Index)

(Back to Index)

RESOURCE CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
MARCH 31, 2016
(unaudited)

management fee was waived upon entering the agreement because the Company is a related party of CVC Credit Partners. For the three months ended March 31, 2015, the Company recorded earnings of $608,000, which was recorded in equity in earnings of unconsolidated subsidiaries on the consolidated statements of operations. In March 2015, the Company elected to withdraw $5.0 million from the fund. In July 2015, a $625,000 withdrawal was requested and received. In October 2015, another $4.0 million withdrawal was requested and received. In December 2015, the Company elected to withdraw the remaining $8.6 million from the fund. The Company retained no investment in the fund as of December 31, 2015.
Relationship with Resource Real Estate. Resource Real Estate, a subsidiary of Resource America, originates, finances and manages the Company’s commercial real estate loan portfolio.  The Company reimburses Resource Real Estate for loan origination costs associated with all loans originated.  The Company had a receivable in the amount of $0 and $2,500 due from Resource Real Estate for loan origination costs in connection with the Company’s commercial real estate loan portfolio as of March 31, 2016 and December 31, 2015, respectively.
On December 1, 2009, the Company purchased a membership interest in RRE VIP Borrower, LLC (an unconsolidated VIE that held an interest in a real estate joint venture) from Resource America for $2.1 million, its book value.  RREM was asset manager of the venture and received a monthly asset management fee equal to 1.0% of the combined investment calculated as of the last calendar day of the month. There were no fees incurred for the three months ended March 31, 2016 and 2015, as the last property associated with the joint venture was sold in July 2014. For the three months ended March 31, 2016 and 2015, the Company recorded income of $25,000 and $46,000, respectively, which was recorded in equity in earnings of unconsolidated subsidiaries on the consolidated statements of operations. The income recorded in 2016 and 2015 was related to insurance premium refunds and the liquidation of bank accounts with respect to the underlying sold properties of the portfolio.
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
The Company has closed the following four real estate securitization transactions, which provide financing for commercial real estate loans: RCC CRE Notes 2013, a $307.8 million securitization in December 2013; RCC 2014-CRE2, a $353.9 million securitization on July 30, 2014; RCC 2015-CRE3, a $346.2 million securitization on February 24, 2015; and RCC 2015-CRE4, a $312.9 million securitization on August 18, 2015. Resource Real Estate serves as special servicer for each transaction. With respect to each specialty service mortgage loan, Resource Real Estate receives an amount equal to the product of (a) the special servicing fee rate, 0.25% per annum, and (b) the outstanding principal balance of such specialty service mortgage loan. The servicing fee is payable monthly, on an asset-by-asset basis. The Company utilizes the brokerage services of Resource Securities, Inc. (“Resource Securities”), a wholly-owned broker-dealer subsidiary of Resource America, on a limited basis to conduct some of its asset trades. The Company paid Resource Securities placement agent fees in connection with each transaction as follows: $205,000, $175,000, $100,000, and $85,000, respectively.

(Back to Index)

(Back to Index)

RESOURCE CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
MARCH 31, 2016
(unaudited)

In July 2014, the Company formed RCM Global Manager to invest in RCM Global, an entity formed to hold a portfolio of structured product securities. The Company contributed $15.0 million for a 63.8% membership interest in RCM Global. A five member board manages RCM Global, and all actions, including purchases and sales, must be approved by no less than three of the five members of the board. The portion of RCM Global that the Company does not own is presented as non-controlling interests as of the dates and for the periods presented in the Company's consolidated financial statements. All intercompany accounts and transactions have been eliminated in consolidation. In March and June 2015, the Company requested and received a proportional, in-kind distribution in certain securities held by RCM Global. The distribution of and subsequent sale of those securities by the Company through its subsidiary, RCC Residential, resulted in the realization of $5.0 million of net gains for the year ended December 31, 2015. During the three months ended March 31, 2016 RCC Residential received a cash distribution in the amount of $599,000. The Company's ownership interest decreased to 25.4% as of March 31, 2016. On January 1, 2016, the Company adopted new consolidation guidance on variable interest entities and, as a result, the Company deconsolidated RCM Global and now accounts for this investment as an investment in unconsolidated entities on the consolidated balance sheet (see Note 2). For the three months ended March 31, 2016, the Company recorded earnings of $177,000 which was recorded in equity in earnings of unconsolidated subsidiaries on the consolidated statements of operations.
In September 2014, the Company contributed $17.5 million to Pelium Capital for an initial ownership interest of 80.4%. Pelium Capital is a specialized credit opportunity fund managed by Resource America. The Company funded its final commitment of $2.5 million, as of February 1, 2015. The Company will receive 10% of the carried interest in the partnership for the first five years, and can increase its interest to 20% if the Company's capital contributions aggregate $40.0 million. Resource America contributed securities valued at $2.8 million to the formation of Pelium Capital. The portion of the fund that the Company does not own is presented as non-controlling interests as of the dates and for the periods presented in the Company's consolidated financial statements. Pelium Capital was determined not to be a VIE as there was sufficient equity at risk, the Company does not have disproportionate voting rights and Pelium Capital's partners have all of the following characteristics: (1) the power to direct the activities of Pelium; (2) the obligation to absorb losses; and (3) the right to receive residual returns. However, Pelium Capital was consolidated as a result of the Company's majority ownership and the Company's unilateral kick-out rights. The non-controlling interest in Pelium Capital is owned by Resource America and outside investors. All intercompany accounts and transactions were eliminated in consolidation as of December 31, 2015. The Company's ownership interest in Pelium Capital was 80.2% as of March 31, 2016. On January 1, 2016, the Company adopted new consolidation guidance on variable interest entities and, as a result, the Company deconsolidated Pelium Capital and now accounts for this investment as an investment in unconsolidated entities on the consolidated balance sheet (see Note 2). For the three months ended March 31, 2016, the Company recorded earnings of $361,000 which was recorded in equity in earnings of unconsolidated subsidiaries on the consolidated statements of operations.

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

On June 24, 2015, the Company committed to invest up to $50.0 million in Pearlmark Mezzanine Realty Partners IV, L.P. ("Pearlmark Mezz IV L.P."), a Delaware limited partnership. The contractual fund manager of the fund is Pearlmark Real Estate LLC ("Pearlmark"), a Delaware limited liability company that is 50% owned by Resource America. The Company will pay Pearlmark Mezz IV L.P management fees of 1.0% on the unfunded committed capital and 1.5% on the invested capital. The Company is entitled to a management fee rebate of 25% for the first year of the fund. As of March 31, 2016, the Company is indebted for $143,000 for management fees, net of the rebate. Resource America has agreed that it will credit any such fees paid by the Company to Pearlmark against the base management fee that the Company pays to Resource America. The Company has invested an aggregate of $6.9 million in capital in Pearlmark Mezz IV. For the three months ended March 31, 2016, the Company recorded earnings of $248,000 which was recorded in equity in earnings of unconsolidated subsidiaries on the consolidated statements of operations. As of March 31, 2016, the Company has an investment balance of $6.5 million and a 47.4% ownership interest in the fund.

Relationship with Law Firm.  Until 1996, Edward E. Cohen, a director who was the Company’s Chairman from its inception until November 2009, was of counsel to Ledgewood, P.C., a law firm.  In addition, one of the Company’s executive

(Back to Index)

(Back to Index)

RESOURCE CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
MARCH 31, 2016
(unaudited)

officers, Jeffrey F. Brotman, was employed by Ledgewood until 2007.  Mr. E. Cohen receives certain debt service payments from Ledgewood related to the termination of his affiliation with Ledgewood and its redemption of his interest in the firm.  Mr. Brotman also receives certain debt service payments from Ledgewood related to the termination of his affiliation with the firm.   For the three months ended March 31, 2016 and 2015, the Company paid Ledgewood $96,000 and $274,000, respectively, in connection with legal services rendered to the Company.
NOTE 18 - DISTRIBUTIONS
For the quarter ended March 31, 2016, the Company declared and subsequently paid a dividend of $0.42 per common share.
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
The following tables present dividends declared (on a per share basis) for the three months ended March 31, 2016 and for the year ended December 31, 2015:

Common Stock
	Date Paid	Total Dividend Paid	Dividend Per Share
		(in thousands)
2016
March 31	April 28	$13,073	$0.42
2015
March 31	April 28	$21,444	$0.64
June 30	July 28	$21,426	$0.64
September 30	October 28	$20,667	$0.64
December 31	January 28, 2016	$13,274	$0.42

Preferred Stock
Series A				Series B			Series C
	Date Paid	Total Dividend Paid	Dividend Per Share	Date Paid	Total Dividend Paid	Dividend Per Share	Date Paid	Total Dividend Paid	Dividend Per Share
		(in thousands)			(in thousands)			(in thousands)
2016
March 31	May 2	$568	$0.531250	May 2	$2,859	$0.515625	May 2	$2,588	$0.539063
2015
March 31	April 30	$568	$0.531250	April 30	$2,960	$0.515625	April 30	$2,588	$0.539063
June 30	July 30	$568	$0.531250	July 30	$2,960	$0.515625	July 30	$2,588	$0.539063
September 30	October 30	$568	$0.531250	October 30	$2,960	$0.515625	October 30	$2,588	$0.539063
December 31	February 1, 2016	$568	$0.531250	February 1, 2016	$2,960	$0.515625	February 1, 2016	$2,588	$0.539063

(Back to Index)

(Back to Index)

RESOURCE CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
MARCH 31, 2016
(unaudited)

NOTE 19 - FAIR VALUE OF FINANCIAL INSTRUMENTS
The following table presents information about the Company’s assets and liabilities measured at fair value on a recurring basis and indicates the fair value hierarchy of the valuation techniques utilized by the Company to determine such fair value as follows (in thousands):

	Level 1	Level 2	Level 3	Total
As of March 31, 2016:
Assets:
Investment securities, trading	$—	$—	$3,886	$3,886
Investment securities available-for-sale	—	2,070	298,119	300,189
Loans held for sale	—	94,378	31,775	126,153
Derivatives	—	27	4,662	4,689
Total assets at fair value	$—	$96,475	$338,442	$434,917

Liabilities:
Derivatives	$—	$2,474	$268	$2,742
Total liabilities at fair value	$—	$2,474	$268	$2,742

As of December 31, 2015:
Assets:
Investment securities, trading	$—	$—	$25,550	$25,550
Investment securities available-for-sale	—	4,451	203,637	208,088
Loans held for sale	—	66,588	29,358	95,946
Derivatives (net)	—	826	2,620	3,446
Total assets at fair value	$—	$71,865	$261,165	$333,030

Liabilities:
Derivatives	$—	$—	$3,941	$3,941
Total liabilities at fair value	$—	$—	$3,941	$3,941

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
MARCH 31, 2016
(unaudited)

The following table presents additional information about assets that are measured at fair value on a recurring basis for which the Company has utilized Level 3 inputs (in thousands):

	CMBS	ABS	Structured Finance Securities	Loans Held for Sale	Warrants	Interest Rate Lock Commitments	Forwards - Residential Mortgage Loans	Total
Balance, January 1, 2016	$159,424	$44,213	$25,550	$29,358	$1,051	$1,224	$345	$261,165
Included in earnings (1)	(83)	1,331	145	(180)	—	6,369	(147)	7,435
Purchases/Originations	1,138	5,329	—	31,577	—	—	—	38,044
Sales	—	—	—	(28,735)	—	—	—	(28,735)
Paydowns	(13,930)	(7,258)	(3)	(245)	—	—	—	(21,436)
Issuances	—	—	—	—	—	—	—	—
Settlements	—	—	46	—	—	(4,196)	16	(4,134)
Capitalized Interest	—	4,343	—	—	—	—	—	4,343
Included in OCI	(1,208)	(11,558)	—	—	—	—	—	(12,766)
Deconsolidation of VIEs	(55,776)	172,154	(21,852)	—	—	—	—	94,526
Transfers into Level 3	—	—	—	—	—	—	—	—
Balance, March 31, 2016	$89,565	$208,554	$3,886	$31,775	$1,051	$3,397	$214	$338,442

(1)
Structured finance securities, loans held for sale, interest rate lock commitments, and forwards on residential mortgage loans include $145,000, $(52,000), $19,000, and $(98,000), respectively, in earnings attributable to the change in unrealized gains or losses relating to assets still held at the reporting date for the three months ended March 31, 2016.

The following table presents additional information about liabilities that are measured at fair value on a recurring basis for which the Company has utilized Level 3 inputs (in thousands):

	Interest Rate Swaps	Forwards - Residential Mortgage Loans	Interest Rate Lock Commitments	Total
Beginning balance, January 1, 2016	$3,459	$479	$3	$3,941
Included in earnings	(66)	(90)	8	(148)
Settlements	—	(214)	(9)	(223)
Unrealized gains - included in accumulated other comprehensive income	(3,302)	—	—	(3,302)
Ending balance, March 31, 2016	$91	$175	$2	$268

(Back to Index)

(Back to Index)

RESOURCE CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
MARCH 31, 2016
(unaudited)

The following table summarizes the financial assets and liabilities measured at fair value on a nonrecurring basis and indicates the fair value hierarchy of the valuation techniques utilized by the Company to determine such fair value as follows (in thousands):

	Level 1	Level 2	Level 3	Total
As of March 31, 2016:
Assets:
Loans held for sale	$—	$3,459	$153	$3,612
Impaired loans	—	—	38,133	38,133
Mortgage servicing rights	—	—	20,569	20,569
Total assets at fair value	$—	$3,459	$58,855	$62,314

As of December 31, 2015:
Assets:
Loans held for sale	$—	$1,279	$153	$1,432
Impaired loans	—	262	129,433	129,695
Total assets at fair value	$—	$1,541	$129,586	$131,127
Loans held for sale consist of bank loans and middle market loans identified for sale.  Interest on middle market loans held for sale is recognized according to the contractual terms of the loan and included in interest income on loans.  The fair value of Level 2 middle market loans held for sale is based on what secondary markets are currently offering for these loans.   For bank loans held for sale, the carrying value approximates the fair value. Impaired loans consist of CRE loans that were identified for possible impairment. For the Company’s CRE loans where there is no primary market, fair value is measured using discounted cash flow analysis and other valuation techniques and these loans are classified as nonrecurring Level 3. As of December 31, 2015, the fair value of the mortgage servicing rights was $21.3 million. The fair values of the Company's mortgage servicing rights are reported in Note 11.
The amounts of nonrecurring fair value losses for specifically impaired loans for the three months ended March 31, 2016 and 2015 were $0 and $2.5 million, respectively. The amounts of nonrecurring fair value losses for loans held for sale for the three months ended March 31, 2016 and 2015 were $0 and $721,000, respectively.
In accordance with guidance on fair value measurements and disclosures, the Company is not required to disclose quantitative information with respect to unobservable inputs contained in fair value measurements that are not developed by the Company. As a consequence, the Company has not disclosed such information associated with fair values obtained for CMBS, ABS and structured finance securities from third-party pricing sources.
Loans held for sale the fair value is estimated through a market approach by using the fair value of securities backed by similar mortgage loans, adjusted for certain factors to approximate the fair value of a whole mortgage loan including the value attributable to servicing rights and credit risk. Loans are adjusted for spread to agency mortgage back securities of similar mortgage loans, at rates ranging between 1.4% and 7.1%.
The fair value of interest rate lock commitments ("IRLCs") is estimated as the fair value of the of the underlying mortgage loan, which is based on quoted MBS prices and the estimated fair value of the mortgage servicing rights, adjusted for the probability that the mortgage will fund ("pull-through" rate). The estimated pull-through rate is based on the Company's historical data. IRLCs are included in derivatives on the Company's consolidated balance sheets.
The average pull-through percentage used in measuring the fair value of IRLCs as of March 31, 2016 was 81.0% for assets and 25.3% for liabilities. The pull-through percentage is considered a significant unobservable input and is estimated based on changes in pricing and actual borrower behavior using a historical analysis of loan closing data. Generally, a change in interest rates is accompanied by a directionally opposite change in the assumption used for the pull-through percentage, and the impact to fair value of a change in pull-through would be partially offset by the related change in price.

(Back to Index)

(Back to Index)

RESOURCE CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
MARCH 31, 2016
(unaudited)

Forwards - residential mortgage loans fix the forward sales price that will be realized upon the sale of mortgage loans into the secondary market. The fair value of forward delivery commitments is primarily based upon the current agency mortgage-backed security market to-be-announced pricing specific to the loan program, delivery coupon and delivery date of the trade. Best effort sales commitments are also executed for certain loans at the time the borrower commitment is made. These best effort sales commitments are valued using the committed price to the counterparty against the current market price of the interest rate lock commitment or mortgage loan held for sale. Forwards are included in derivatives on the Company's consolidated balance sheets.

    For Level 3 assets and liabilities measured at fair value on a recurring or non-recurring basis as of March 31, 2016, for which quantitative information with respect to unobservable inputs was available, the significant unobservable inputs used in the fair value measurements were as follows (in thousands, except were otherwise indicated):

	Fair Value at March 31, 2016	Valuation Technique	Significant Unobservable Inputs	Significant Unobservable Input Value
Interest rate swap agreements	$91	Discounted cash flow	Weighted average credit spreads	5.68%
Warrant	$1,051	Option pricing model	Market capitalization (in millions)	$172.7
			Volatility	50.00%
The Company is required to disclose the fair value of financial instruments for which it is practicable to estimate that value.  The fair values of the Company's short-term financial instruments such as cash and cash equivalents, restricted cash, principal paydown receivable, interest receivable, distribution payable, accrued interest expense, repurchase agreements and the secured revolving credit agreement approximate their carrying value on the consolidated balance sheets.  The fair values of the Company’s investment securities, trading are reported in Note 5.  The fair values of the Company’s investment securities available-for-sale are reported in Note 6.  The fair values of the Company’s derivative instruments are reported in Note 20.
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
CDO notes are valued using dealer quotes, typically the dealer who underwrote the CDO in which the notes are held.
Junior subordinated notes are estimated by discounted cash flows with discounts rates between 14%-15%.

Repurchase agreements and the senior secured revolving credit agreement are variable rate debt instruments indexed to LIBOR that reset periodically and, as a result, their carrying value approximates their fair value.
The fair value of the convertible notes was determined using a discounted cash flow model that discounts the expected future cash flows using current interest rates on similar debts that do not have a conversion option. The 6.0% Convertible Senior Notes are discounted at a rate of 7.00% and the 8.0% Convertible Senior Notes are discounted at a rate of 8.60%. The fair value of the CRE portfolio was determined using a discounted cash flow model that discounts the expected future cash flows at current rates at which similar loans would be made to borrowers with similar credit ratings and with the same remaining maturities. Discount rates used range between 15%-25%.

(Back to Index)

(Back to Index)

RESOURCE CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
MARCH 31, 2016
(unaudited)

The fair values of the Company’s remaining financial instruments that are not reported at fair value on the consolidated balance sheets are reported in the following table (in thousands):

		Fair Value Measurements
	Carrying Amount	Fair Value	Quoted Prices in Active Markets for Identical Assets of Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
As of March 31, 2016:
Loans held-for-investment	$1,771,917	$1,763,790	$—	$44,326	$1,719,464
CDO notes	$734,587	$713,526	$—	$—	$713,526
Junior subordinated notes	$51,548	$22,919	$—	$—	$22,919
Convertible notes	$215,000	$215,000	$—	$—	$215,000
Repurchase agreements	$470,945	$470,945	$—	$—	$470,945
Senior secured revolving credit agreement	$153,000	$153,000	$—	$—	$153,000

As of December 31, 2015:
Loans held-for-investment	$2,160,751	$2,150,061	$—	$222,100	$1,927,961
CDO notes	$1,032,581	$923,817	$—	$—	$923,817
Junior subordinated notes	$51,413	$17,907	$—	$—	$17,907
Convertible notes	$205,484	$205,484	$—	$—	$205,484
Repurchase agreements	$418,836	$418,836	$—	$—	$418,836
Senior secured revolving credit agreement	$186,974	$186,974	$—	$—	$186,974

(Back to Index)

(Back to Index)

RESOURCE CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
MARCH 31, 2016
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
The Company may hold various derivatives in the ordinary course of business, including warrants, interest rate swaps, forward contracts, options and interest rate lock commitments. Warrants are securities that give the holder the right, but not the obligation, to purchase securities from an issuer at a specific price and within a specified time period. Options are contracts sold by one party to another that give the buyer the right, but not the obligation, to buy or sell a financial asset at an agreed-upon price during a certain period of time or on a specific date. Interest rate swap agreements are contracts between two parties to exchange cash flows based on specified underlying notional amounts, assets and/or indices. Forward contracts represent future commitments to either purchase or to deliver loans, securities or a quantity of a currency at a predetermined future date, at a predetermined rate or price and are used to manage interest rate risk on loan commitments and mortgage loans held for sale as well as currency risk with respect to the Company's long positions in foreign currency-denominated investment securities. Rate lock commitments represent commitments to fund loans at a specific rate and by a specified time and are used to mitigate risk of changes in interest rate in the Company's residential mortgage loan portfolio.
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
On January 1, 2016, RREF CDO 2006-1 and RREF CDO 2007-1 were deconsolidated in accordance with new guidance on consolidation of VIEs (see Note 2). The Company deconsolidated six interest rate swap contracts as part of the deconsolidation. The aggregate notional amount of these deconsolidated interest rate swaps was $99.9 million at January 1, 2016.
At March 31, 2016, the Company had one interest rate swap contract outstanding whereby the Company paid an average fixed rate of 5.68% and received a variable rate equal to one-month LIBOR.  The aggregate notional amount of this contract was $1.9 million at March 31, 2016.  The counterparty for the Company’s designated interest rate hedge contract at such date was Credit Suisse International. The Company had master netting agreements with Credit Suisse International and Wells Fargo at March 31, 2016. Regulations promulgated under the Dodd-Frank Act mandate that the Company clear certain new interest rate swap transactions through a central counterparty. Transactions that are centrally cleared result in the Company facing a clearing house, rather than a swap dealer, as counterparty.  Central clearing requires the Company to post collateral in the form of initial and variation margin to satisfy potential future obligations.  As of March 31, 2016, there were no centrally cleared interest rate swap contracts. The Company classifies its hedges as cash flow hedges, which are hedges that eliminate the risk of changes in the cash flows of a financial asset or liability. The Company records changes in fair value of derivatives designated and effective as cash flow hedges in other comprehensive income, and records changes in fair value of derivatives designated and ineffective as cash flow hedges in earnings.

(Back to Index)

(Back to Index)

RESOURCE CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
MARCH 31, 2016
(unaudited)

At December 31, 2015, the Company had nine interest rate swap contracts outstanding whereby the Company paid an average fixed rate of 5.38% and received a variable rate equal to one-month LIBOR.  The aggregate notional amount of these contracts was $102.8 million at December 31, 2015.  The counterparties for the Company’s designated interest rate hedge contracts are Credit Suisse International and Wells Fargo with which the Company has master netting agreements.
The estimated fair value of the Company’s liability related to interest rate swaps was $91,000 and $3.5 million as of March 31, 2016 and December 31, 2015, respectively.  The Company had aggregate unrealized losses of $43,000 and $3.5 million on the interest rate swap agreements as of March 31, 2016 and December 31, 2015, respectively, which is recorded in accumulated other comprehensive income and a portion is recognized through earnings.  The amortization is reflected in interest expense in the Company’s consolidated statements of operations.
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

(Back to Index)

(Back to Index)

RESOURCE CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
MARCH 31, 2016
(unaudited)

The following tables present the fair value of the Company’s derivative financial instruments as well as their classification on the Company's consolidated balance sheets and on the consolidated statements of operations for the periods presented:
Fair Value of Derivative Instruments as of March 31, 2016
(in thousands)

	Asset Derivatives
	Notional Amount	Balance Sheet Location	Fair Value
Interest rate lock agreements	$233,071	Derivatives, at fair value	$3,397
Forward contracts - residential mortgage lending	$58,979	Derivatives, at fair value	$240
Warrants (1)	$553	Derivatives, at fair value	$1,051
	Liability Derivatives
	Notional Amount	Balance Sheet Location	Fair Value
Interest rate swap contracts, hedging (2)	$1,880	Derivatives, at fair value	$91
Interest rate lock agreements	$5,882	Derivatives, at fair value	$2
Forward contracts - residential mortgage lending	$274,319	Derivatives, at fair value	$1,856
Forward contracts - foreign currency, hedging (3)(4)	$31,565	Derivatives, at fair value	$712
Forward contracts - TBA securities	$26,000	Derivatives, at fair value	$81

Interest rate swap contracts, hedging	$1,880	Accumulated other comprehensive (income) loss	$43

(1)	The notional amount of the Company's warrants is calculated by multiplying the number of shares available for purchase by exercise price.

(2)	Interest rate swap contracts are accounted for as cash flow hedges.

(3)	Notional amount presented on currency converted basis. The notional amount of the Company's foreign currency hedging forward contracts was €27.7 million as of March 31, 2016.

(4)	Foreign currency forward contracts are accounted for as fair value hedges.

Fair Value of Derivative Instruments as of December 31, 2015
(in thousands)

	Asset Derivatives
	Notional Amount	Balance Sheet Location	Fair Value
Interest rate lock agreements (1)	$105,385	Derivatives, at fair value	$1,224
Forward contracts - residential mortgage lending	$92,413	Derivatives, at fair value	$345
Forward contracts - foreign currency, hedging (2)(3)	$24,850	Derivatives, at fair value	$727
Forward contracts - TBA securities	$29,500	Derivatives, at fair value	$99
Warrants (4)	$553	Derivatives, at fair value	$1,051
	Liability Derivatives
	Notional Amount	Balance Sheet Location	Fair Value
Interest rate swap contracts, hedging (5)	$102,799	Derivatives, at fair value	$3,459
Interest rate lock agreements (6)	$505	Derivatives, at fair value	$3
Forward contracts - residential mortgage lending	$143,553	Derivatives, at fair value	$479
Forward contracts - TBA securities	$1,500	Derivatives, at fair value	$—

Interest rate swap contracts, hedging	$102,799	Accumulated other comprehensive (income) loss	$(3,471)

(1)	The notional amount of the Company's interest rate lock agreements in an asset position is the pull-through weighted total commitments with a weighted average pull-through percentage of 85.9%.

(Back to Index)

(Back to Index)

RESOURCE CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
MARCH 31, 2016
(unaudited)

(2)	Notional amount presented on currency converted basis. The notional amount of the Company's foreign currency hedging forward contracts was €22.9 million as of December 31, 2015.

(3)	Foreign currency forward contracts are accounted for as fair value hedges.

(4)	The notional amount of the Company's warrants is calculated by multiplying the number of shares available for purchase by the exercise price.

(5)	Interest rate swap contracts are accounted for as cash flow hedges.

(6)	The notional amount of the Company's interest rate lock agreements in a liability position is the pull-through weighted total commitments with a weighted average pull-through percentage of 19.5%.

The Effect of Derivative Instruments on the Statements of Operations for the
Three Months Ended March 31, 2016 (in thousands)

	Derivatives
	Statement of Operations Location	Realized and Unrealized Gain (Loss) (1)
Interest rate swap contracts, hedging	Interest expense	$95
Interest rate lock agreements	Net realized and unrealized gain (loss) on sales of investment securities available-for-sale and loans and derivatives	$2,175
Forward contracts - residential mortgage lending	Net realized and unrealized gain (loss) on sales of investment securities available-for-sale and loans and derivatives	$(1,482)
Forward contracts - foreign currency, hedging	Net realized and unrealized gain (loss) on sales of investment securities available-for-sale and loans and derivatives	$(1,116)
Forward contracts - TBA securities	Net realized and unrealized gain (loss) on sales of investment securities available-for-sale and loans and derivatives	$(481)

(1)	Negative values indicate a decrease to the associated consolidated statements of operations line items.

The Effect of Derivative Instruments on the Statements of Operations for the
Three Months Ended March 31, 2015 (in thousands)

	Derivatives
	Statement of Operations Location	Realized and Unrealized Gain (Loss) (1)
Interest rate swap contracts, hedging	Interest expense	$1,634
Interest rate swap contracts, hedging	Net realized and unrealized gain (loss) on sales of investment securities available-for-sale and loans and derivatives	$112
Interest rate lock agreements	Net realized and unrealized gain (loss) on sales of investment securities available-for-sale and loans and derivatives	$2,759
Forward contracts - RMBS securities	Net realized and unrealized gain (loss) on sales of investment securities available-for-sale and loans and derivatives	$46
Forward contracts - residential mortgage lending	Net realized and unrealized gain (loss) on sales of investment securities available-for-sale and loans and derivatives	$283
Forward contracts - foreign currency, hedging	Net realized and unrealized gain (loss) on sales of investment securities available-for-sale and loans and derivatives	$3,638
Options - U.S. Treasury futures	Net realized and unrealized gain (loss) on sales of investment securities available-for-sale and loans and derivatives	$199
Forward contracts - TBA securities	Net realized and unrealized gain (loss) on sales of investment securities available-for-sale and loans and derivatives	$(115)

(1)	Negative values indicate a decrease to the associated consolidated statements of operations line items.

(Back to Index)

(Back to Index)

RESOURCE CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
MARCH 31, 2016
(unaudited)

NOTE 21 - OFFSETTING OF FINANCIAL ASSETS AND LIABILITIES
The following table presents a summary of the Company's offsetting of derivative assets for the periods presented (in thousands):

				(iv) Gross Amounts Not Offset in the Consolidated Balance Sheets
	(i) Gross Amounts of Recognized Assets	(ii) Gross Amounts Offset in the Consolidated Balance Sheets	(iii) = (i) - (ii) Net Amounts of Assets Included in the Consolidated Balance Sheets	Financial Instruments	Cash Collateral Pledged	(v) = (iii) - (iv) Net Amount
As of March 31, 2016:
Derivative hedging instruments, at fair value	$4,688	$—	$4,688	$—	$—	$4,688
Total	$4,688	$—	$4,688	$—	$—	$4,688

As of December 31, 2015:
Derivative hedging instruments, at fair value	$3,446	$—	$3,446	$—	$—	$3,446
Total	$3,446	$—	$3,446	$—	$—	$3,446

The following table presents a summary of the Company's offsetting of financial liabilities and derivative liabilities for the periods presented as follows (in thousands):

				(iv) Gross Amounts Not Offset in the Consolidated Balance Sheets
	(i) Gross Amounts of Recognized Liabilities	(ii) Gross Amounts Offset in the Consolidated Balance Sheets	(iii) = (i) - (ii) Net Amounts of Liabilities Included in the Consolidated Balance Sheets	Financial Instruments (1)	Cash Collateral Pledged (2)	(v) = (iii) - (iv) Net Amount
As of March 31, 2016:
Derivative hedging instruments, at fair value (3)	$2,742	$—	$2,742	$—	$500	$2,242
Repurchase agreements and term facilities (4)	469,069	—	469,069	469,069	—	—
Total	$471,811	$—	$471,811	$469,069	$500	$2,242

As of December 31, 2015:
Derivative hedging instruments, at fair value (3)	$3,941	$—	$3,941	$—	$500	$3,441
Repurchase agreements and term facilities (4)	418,836	—	418,836	418,836	—	—
Total	$422,777	$—	$422,777	$418,836	$500	$3,441

(1)	Amounts represent collateral pledged that is available to be offset against liability balances associated with term facilities, repurchase agreements and derivative transactions.

(Back to Index)

(Back to Index)

RESOURCE CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
MARCH 31, 2016
(unaudited)

(2)	Amounts represent amounts pledged as collateral against derivative transactions.

(3)	The fair value of securities and/or cash and cash equivalents pledged against the Company's swaps was $500,000 and $500,000 at March 31, 2016 and December 31, 2015, respectively.

(4)
The combined fair value of securities and loans pledged against the Company's various term facilities and repurchase agreements was $711.8 million and $643.2 million at March 31, 2016 and December 31, 2015, respectively.

In the Company's consolidated balance sheets, all balances associated with repurchase agreement and derivatives transactions are presented on a gross basis.
Certain of the Company's repurchase agreements and derivative transactions are governed by underlying agreements that generally provide for a right of offset in the event of default or in the event of a bankruptcy of either party to the transaction.

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
In September 2015, Daren Levin filed a putative class action in the United States District Court for the Southern District of New York on behalf of all persons who purchased the Company's common stock between March 2, 2015 and August 4, 2015.  In November 2015, the Court appointed Douglas Drees as the lead plaintiff in the action, and thereafter entered a stipulation and order directing the lead plaintiff to file an amended complaint.  In February 2016, the lead plaintiff filed an amended complaint, alleging that the Company and certain of its officers and directors materially misrepresented certain risks of its commercial loan portfolio and its processes and controls for assessing the quality of its portfolio.  Based on these allegations, the amended complaint asserts claims for violation of the securities laws and seeks a variety of relief, including unspecified monetary damages as well as costs and attorneys’ fees.  The Company believes the amended complaint is without merit and intends to defend itself vigorously. In April 2016, the Company filed a motion to dismiss the amended complaint, which remains pending.
                In December 2015, Josh Reaves filed a shareholder derivative suit in the Supreme Court of New York alleging that the Company's directors and certain officers breached their fiduciary duties by causing the Company to misrepresent certain risks in its commercial loan portfolio, by failing to employ adequate internal and financial controls, and by failing to disclose the alleged internal control deficiencies.  The complaint purports to seek relief on behalf of th Company for unspecified damages as well as costs and attorneys’ fees.  The Company believes that the plaintiff, who failed to make a pre-suit demand on the board of directors, lacks standing to assert claims derivatively on the Company's behalf, and the Company intends to respond accordingly. In April 2016, the parties entered into a stipulation staying this proceeding until such time as the court has ruled on the pending motion to dismiss the Levin action referenced above or certain other triggering events occur.

PCM is a party to various claims and legal proceedings at various times. If PCM believes that a loss arising from any of these matters is probable and can be reasonably estimated, the loss is recorded. Some of these claims may relate to claims for repurchases or indemnifications on loans that PCM has sold to investors.  Such claims are included in the reserve for mortgage repurchases and indemnifications. There was no additional accrual for litigation outcomes as of March 31, 2016 or December 31, 2015.
On May 13, 2014, ResCap Liquidating Trust (“ResCap”), as successor to Residential Funding Company, LLC (“RFC”), filed an adversary proceeding against PCM in United States Bankruptcy Court of the Southern District of New York.  ResCap has sued some 90 sellers of residential mortgage loans for alleged breaches of warranty in various loans sold to RFC.  RFC contends that such breaches caused it damages from loan losses and liability to other transferee's of the loans.  The case remains pending and has been consolidated with other cases for discovery and pre-trial purposes.  PCM intends to defend the action vigorously.
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
MARCH 31, 2016
(unaudited)

The maximum exposure to credit loss in the event of an indemnification or loan repurchase would be the unpaid principal balance of the loan along with any premium paid by the investor when the loan was purchased, accrued but unpaid interest and other minor cost reimbursements.  This maximum exposure is at least partially mitigated by the value of the collateral underlying the mortgage loan.
As of March 31, 2016, outstanding demands for indemnification, repurchase or make whole payments totaled approximately $20.5 million, of which a substantial portion related to loans sold to four investors prior to 2011.  Furthermore, a significant portion of these demands are involved in litigation with the investor.
Unfunded commitments on the Company’s originated CRE loans generally fall into two categories: (1) pre-approved capital improvement projects; and (2) new or additional construction costs subject, in each case, to the borrower meeting specified criteria. Upon completion of the improvements or construction, the Company would receive additional interest income on the advanced amount. Unfunded commitments on the Company's originated middle market loans fall into two categories: (1) revolving credit facility; and (2) unfunded commitments subject to the borrower meeting pre-specified criteria.
Except as previously discussed, the Company is unaware of any contingencies arising from such routine litigation that would require accrual or disclosure in the consolidated financial statements as of March 31, 2016.

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

Summarized operating segment data are as follows (in thousands):

	Commercial Real Estate Lending	Commercial Finance	Middle Market Lending	Residential Mortgage Lending	Corporate & Other (1)(2)(3)	Total
For the Three Months Ended March 31, 2016:
Interest income:
External customers	$25,039	$630	$12,204	$983	$—	$38,856
Other	19	1,209	5	—	8	1,241
Total interest income	25,058	1,839	12,209	983	8	40,097
Interest expense	8,224	—	1,697	772	5,078	15,771
Net interest income	16,834	1,839	10,512	211	(5,070)	24,326
Amortization of MSRs	—	—	—	(1,058)	—	(1,058)
Other income from external customers	—	572	—	(216)	18	374
Total revenues	16,834	2,411	10,512	(1,063)	(5,052)	23,642
Less:
Segment operating expenses	66	269	1,514	807	2,647	5,303

(Back to Index)

(Back to Index)

RESOURCE CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
MARCH 31, 2016
(unaudited)

General and administrative	392	349	1,054	6,289	1,986	10,070
Depreciation and amortization	—	474	1	131	35	641
Provision (recovery) for loan losses	68	(138)	107	—	—	37
Equity in earnings of unconsolidated subsidiaries	(273)	(1,949)	—	—	—	(2,222)
Gain on sale of mortgages	—	—	—	(3,133)	—	(3,133)
Other (income) expense	3	(1,440)	—	(976)	576	(1,837)
Income (loss) before taxes	16,578	4,846	7,836	(4,181)	(10,296)	14,783
Income tax (expense) benefit	—	(2,366)	—	1,585	18	(763)
Net income (loss)	$16,578	$2,480	$7,836	$(2,596)	$(10,278)	$14,020

	Commercial Real Estate Lending	Commercial Finance	Middle Market Lending	Residential Mortgage Lending	Corporate & Other (1)(2)(3)	Total
For the Three Months Ended March 31, 2015:
Interest income:
External customers	$22,346	$6,316	$6,511	$1,637	$—	$36,810
Other	5	764	1	—	62	832
Total interest income	22,351	7,080	6,512	1,637	62	37,642
Interest expense	7,091	1,069	880	1,117	4,745	14,902
Net interest income	15,260	6,011	5,632	520	(4,683)	22,740
Amortization of MSRs	—	—	—	(825)	—	(825)
Other income from external customers	—	1,215	—	780	16	2,011
Total revenues	15,260	7,226	5,632	475	(4,667)	23,926
Less:
Segment operating expenses	5	419	541	1,021	2,598	4,584
General and administrative	416	1,171	486	7,398	1,500	10,971
Depreciation and amortization	—	444	—	91	30	565
Impairment losses	—	59	—	—	—	59
Provision (recovery) for loan losses	—	1,228	2,565	197	—	3,990
Equity in earnings of unconsolidated subsidiaries	(46)	(660)	—	—	—	(706)
Gain on sale of mortgages	—	—	—	(3,534)	—	(3,534)
Other (income) expense	693	(3,014)	17	(4,766)	(4,750)	(11,820)
Income (loss) before taxes	14,192	7,579	2,023	68	(4,045)	19,817
Income tax (expense) benefit	(40)	51	—	(1,507)	(351)	(1,847)
Net income (loss)	$14,152	$7,630	$2,023	$(1,439)	$(4,396)	$17,970

(1)	Includes interest expense for the Convertible Senior Notes of $4.4 million for the three months ended March 31, 2016 and $4.1 million for the three months ended March 31, 2015.

(2)	Includes interest expense for the Unsecured Junior Subordinated Debentures of $641,000 for the three months ended March 31, 2016 and $593,000 for the three months ended March 31, 2015.

(3)	Includes general corporate expenses and inter-segment eliminations not allocable to any particular operating segment.

The following table presents total assets by segment for the periods indicated (in thousands):

Total Assets (2)	Commercial Real Estate Lending	Commercial Finance	Middle Market Lending	Residential Mortgage Lending	Corporate & Other (1)	Total
March 31, 2016	$1,729,965	$144,254	$346,838	$178,839	$26,383	$2,426,279
December 31, 2015	$1,907,951	$298,028	$384,973	$149,351	$20,129	$2,760,432

(1)	Includes assets not allocable to any particular operating segment.

(2)
On January 1, 2016, we adopted amendments to the consolidation accounting guidance (see Note 2) and deconsolidated two and three VIEs in the Commercial Real Estate Lending and Commercial Finance operating segments, respectively.

(Back to Index)

(Back to Index)

RESOURCE CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
MARCH 31, 2016
(unaudited)

NOTE 24 - SUBSEQUENT EVENTS
The Company has evaluated subsequent events through the filing of this report and determined that there have not been any events that have occurred that would require adjustments to or disclosures in the consolidated financial statements, except the following:

The Company repurchased approximately $245,000 of its common stock, representing 22,013 shares, during the period April 1, 2016 through May 9, 2016. In March 2016, the Company's board of directors approved a new securities repurchase program for up to $50.0 million of its outstanding securities.
On April 25, 2016, the Company called and liquidated its investment in RREF CDO 2006-1, the Company's first CRE CDO which closed on August 10, 2006 and was comprised of $345.0 million of assets at closing. The Company received the remaining collateral of $66.3 million, at par, in exchange for its remaining interest after paying off the CDO debt.

(Back to Index)

(Back to Index)

ITEM 2 .	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Overview
The following discussion provides information to assist you in understanding our financial condition and results of operations.  This discussion should be read in conjunction with our consolidated financial statements and related notes appearing elsewhere in this report.  This discussion contains forward-looking statements.  Actual results could differ materially from those expressed in or implied by those forward-looking statements.  Additionally, please see “Forward-Looking Statements” and “Risk Factors” for a discussion of certain risks, uncertainties and assumptions associated with those statements included in our Annual Report on Form 10-K for the year ended December 31, 2015.
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
We are externally managed by Resource Capital Manager, Inc., or the Manager, an indirect wholly-owned subsidiary of Resource America, Inc. (NASDAQ: REXI), or Resource America, a specialized asset management company that uses industry-specific expertise to evaluate, originate, service and manage investment opportunities through its commercial real estate, financial fund management and commercial finance operating segments. As of March 31, 2016, Resource America managed or co-managed approximately $22.4 billion of assets in these sectors.  To provide its services, the Manager draws upon Resource America, its management team and their collective investment experience.
We generate our income primarily from the spread between the revenues we receive from our assets and the cost to finance the purchase of those assets, from management of assets and from hedging interest rate risks.  We generate revenues from the interest and fees we earn on our whole loans, commercial mortgage-backed securities, or CMBS, middle market loans, other asset-backed securities, or ABS, and structured note investments.  We also generate revenues from fees we receive for the management of externally originated bank loans, from our residential mortgage origination business and from our investment in an equipment leasing business.  Historically, we have used a substantial amount of leverage to enhance our returns and we have financed each of our different asset classes with different degrees of leverage.  The cost of borrowings to finance our investments is a significant part of our expenses.  Our net income depends on our ability to control these expenses relative to our revenue.  In our bank loan, CMBS and ABS portfolios, we historically have used warehouse facilities as a short-term financing source and collateralized debt obligations, or CDOs, and collateralized loan obligations, or CLOs and, to a lesser extent, other term financing as long-term financing sources.  In our commercial real estate loan portfolio, we historically have used repurchase agreements as a short-term financing source, and CDOs and, to a lesser extent, other term financing as long-term financing sources.  Our other term financing has consisted of long-term, match-funded financing provided through long-term bank financing and asset-backed financing programs, depending upon market conditions and credit availability.
The current state of moderate growth in the United States economy has allowed us to make new investments, particularly in our primary business of commercial real estate lending. During 2015 and through March 31, 2016, we have underwritten 41 new commercial real estate, or CRE, loans for a total of $793.3 million. These loans were initially financed in part through our CRE term facilities and then financed longer-term through CRE securitizations.  We also purchased seven newly underwritten CMBS for $13.6 million during the same time period, all of which were financed through our Wells Fargo facility. As a result of the equity market conditions discussed below, and to maintain our market presence and relationship with our borrower base, we intend to modestly grow our commercial real estate lending program, primarily by using recycled capital coupled with debt financing, principally through the $75.7 million and $251.1 million of existing capacity on our Wells Fargo term credit facilities and the $141.8 million of existing capacity on our Morgan Stanley credit facility.

(Back to Index)

(Back to Index)

On January 1, 2016, we adopted amendments to the consolidation accounting guidance as required. As a result of our re-evaluation, we determined we are no longer the primary beneficiary of the following variable interest entities ("VIEs"); and, therefore, they were deconsolidated: Resource Real Estate Funding CDO 2006-1, Ltd. (“RREF CDO 2006-1”), Resource Real Estate Funding CDO 2007-1, Ltd. (“RREF CDO 2007-1”), Apidos Cinco CDO, Ltd. (“Apidos Cinco CDO”), Pelium Capital Partners, L.P., ("Pelium Capital"), and RCM Global, LLC ("RCM Global"). As a result of these deconsolidations, we will no longer reflect the underlying collateral (loans and securities) of those VIEs in our consolidated financial statements. Instead, we will prospectively reflect in our balance sheet our direct investments (the "retained investments") in the issued and outstanding securities of those VIEs. Our retained investments in RREF CDO 2006-1, RREF CDO 2007-1, Apidos Cinco CDO are now accounted for as investment securities, available-for-sale and, as a result, are marked-to-market while our retained investments in Pelium Capital Partners, L.P., and RCM Global, LLC are accounted for as equity method investments. We have elected to retrospectively reflect the deconsolidation of these entities on a modified basis, which resulted in a reduction to the beginning balance of retained earnings as of January 1, 2016, of $16.9 million. The reduction to retained earnings represents the effect of marking the investments to market as of the date of the required adoption and represents discounts to par due to illiquidity premiums and other market forces which are expected to be recovered over time as the investments approach their respective maturities. To reflect the impact of this expectation, we present a reconciliation from GAAP book value to economic book value as an addendum to our book value reconciliation.
Although economic conditions in the United States have improved, previous conditions in real estate and credit market continue to affect both us and a number of our borrowers. In our CRE loan portfolio, during the quarter ended March 31, 2016, we recorded a general allowance for loan loss of $68,000. As part of the deconsolidation of RREF CDO 2006-1 and RREF CDO 2007-1, $40.3 million of specific reserves and $142,000 of general reserves were deconsolidated through the retained earnings adjustment. As part of the deconsolidation, Apidos Cinco CDO deconsolidated $1.3 million of specific reserves on bank loans through the retained earnings adjustment as of January 1, 2016. In our middle market loan portfolio, we recorded general reserves of approximately $106,000 for the three months ended March 31, 2016, which was primarily related to marking our direct loans middle market portfolio to the lower of cost or market. While we have recognized these losses in 2016, we believe that the credit quality on the balance of our loan portfolio is stable. We currently have no CRE or middle market loans delinquent with respect to debt service.
We have also experienced a reduction in our commercial finance assets, as one of our bank loan CLOs was substantially liquidated in 2014 and another liquidated in 2015.  This trend resulted in a substantial decline in our net interest income from bank loans in 2014 and continued through 2015. We expect this trend to continue in 2016 when we liquidate our investment in Apidos Cinco CDO, our one remaining legacy bank loan CLO. We began to mitigate this trend by investing in new CLOs and European structured notes in 2014 and 2015 and expect to see similar opportunities in 2016.
In the latter half of 2013, we provided funds to a middle market lending operation run by our Manager. We have made additional investments and hold approximately $326.7 million original principal amount of middle market loans, comprised of $267.0 million of direct originated loans and $59.7 million of syndicated loans purchased in the secondary market at March 31, 2016. These investments have helped mitigate the revenues lost from the liquidation and run-off of several bank loan CLOs in which we invested. In September 2014, we closed a syndicated loan facility for our middle market loan business with an original capacity of $125.0 million and an accordion feature to expand the facility to $225.0 million.  The facility has since been modified to a capacity of $225.0 million and the accordion feature was further expanded to $300.0 million. We had drawn $153.0 million on this facility as of March 31, 2016. We expect slower growth in this business in the remainder of 2016 and intend to continue to explore strategic alternatives to maximize value for shareholders in this business segment.
In 2013, we, through RCC Residential, Inc., a taxable REIT subsidiary, acquired a residential mortgage origination company, Primary Capital Mortgage LLC, or PCM, an Atlanta-based firm.  Our acquisition of PCM represents a return to the residential mortgage investment market, by providing us with our first residential mortgage origination platform. PCM is now licensed in 41 states, up from seven states when we acquired the business. We intend to cautiously expand the volume of our residential mortgage originations, including the residential jumbo loan area, over the coming year while continuing to add technology, staff and infrastructure and expect to have the investment show modest profitability in 2016.
Despite our ability to access equity markets in 2014 and early 2015, during the latter half of the year, our common shares began to trade at prices below book value and began to trade well below our book value per share. As a result of these conditions, we have sought to enhance shareholder value by instituting, on August 4, 2015, a $50.0 million common share repurchase program. Through April 1, 2016, we have repurchased approximately $36.6 million of our common and preferred shares. In March 2016, our board of directors approved a new securities repurchase program for up to $50.0 million of its outstanding securities.
In the past, we had at our disposal the use of recycled capital within our CLO and CDO structures to make new investments. However, as of March 31, 2016, our four most recent securitizations were structured as static pools and, as such, they do not have

(Back to Index)

(Back to Index)

reinvestment periods. Instead, principal payments, for a stipulated period, may be used to purchase funding participations with respect to existing collateral held outside of three of the securitizations. This will allow us to recycle some repaid capital and convert the designated principal for funded companion participation acquisition cash, which would otherwise be used to pay down the most senior notes thereby reducing leverage and potential returns within the securitization. If the amount of principal repaid exceeds the available participations for purchase or is repaid, at the end of the stipulated period, principal would pay down the CLO or CDO notes in accordance with their respective indentures.
As of March 31, 2016, we had allocated our invested equity capital among our targeted asset classes as follows: 70% in CRE assets, 27% in commercial finance assets and 3% in other investments. As of December 31, 2015, we had allocated our invested equity capital as follows: 71% in CRE assets, 27% in commercial finance assets and 2% in other assets. We plan to grow our equity allocation in CRE assets to a minimum 75% level during the remainder of 2016.
Results of Operations
Our net income allocable to common shares for the three months ended March 31, 2016 was $9.7 million or $0.32 per share-basic ($0.31 per share-diluted) as compared to net income allocable to common shares of $9.4 million, or $0.29 per share-basic ($0.28 per share-diluted) for the three months ended March 31, 2015.
Interest Income
The following tables set forth information relating to our interest income recognized for the periods presented (in thousands, except percentages):

	For the Three Months Ended		For the Three Months Ended
	March 31, 2016		March 31, 2015
	Weighted Average		Weighted Average
	Yield	Balance	Yield	Balance
Interest income:
Interest income from loans:
Commercial real estate loans	5.79%	$1,434,098	5.85%	$1,415,563
Middle market loans	13.21%	$365,506	9.90%	$263,161
Residential mortgage loans	3.94%	$91,086	3.46%	$162,231
Bank loans	—%	$—	5.04%	$315,344

Interest income from securities:
ABS	8.41%	$172,257	17.83%	$51,358
CMBS-private placement	5.55%	$95,943	3.06%	$201,060
RMBS	5.27%	$2,082	3.16%	$31,097
Corporate bonds	—%	$—	4.88%	$2,455

Preference payments on structured notes	16.70%	$29,363	14.81%	$20,918

(Back to Index)

(Back to Index)

The following tables summarize interest income for the periods indicated (in thousands, except percentages):

Type of Security	Weighted Average Coupon Interest	Unamortized (Discount) Premium	Net Amortization/ Accretion	Interest Income	Fee Income	Total
For the Three Months Ended March 31, 2016:
Commercial real estate loans	5.35%	$(8,817)	$—	$20,768	$207	$20,975
Middle market loans	9.70%	$(453)	646	9,003	2,598	12,247
Residential mortgage Loans	—%	$—	—	885	—	885
Bank loans	—%	$—	—	(1)	6	5
Total interest income from loans			646	30,655	2,811	34,112
ABS	8.39%	$—	—	3,628	—	3,628
CMBS-private placement	5.18%	$494	(88)	1,250	—	1,162
RMBS	4.88%	$34	8	—	—	8
Corporate bonds	—%	$—	—	—	—	—
Total interest income from securities			(80)	4,878	—	4,798
Direct Financing Leases	N/A	N/A	—	(54)	—	(54)
Total interest income from leasing			—	(54)	—	(54)
Preference payments on structured notes	N/A	N/A	—	1,209	—	1,209
Other	N/A	N/A	—	32	—	32
Total interest income - other			—	1,241	—	1,241
Total interest income			$566	$36,720	$2,811	$40,097

For the Three Months Ended March 31, 2015:
Commercial real estate loans	5.34%	$(8,023)	$10	$20,420	$367	$20,797
Middle market loans	9.34%	$(381)	12	6,121	350	6,483
Residential mortgage loans	—%	$—	(43)	1,425	—	1,382
Bank loans	3.79%	$(721)	215	3,435	351	4,001
Total interest income from loans			194	31,401	1,068	32,663
ABS	15.52%	$(1,057)	121	2,100	—	2,221
CMBS-private placement	4.90%	$(3,060)	(914)	2,464	—	1,550
Corporate bonds	4.88%	$(38)	2	30	—	32
RMBS	3.16%	$(1,876)	—	249	—	249
Total interest income from securities			(791)	4,843	—	4,052
Direct Financing Leases	N/A	N/A		95		95
Total interest income from leasing			—	95	—	95
Preference payments on structured notes	N/A	N/A	—	764	—	764
Other	N/A	N/A	—	68	—	68
Total interest income - other			—	832	—	832
Total interest income			$(597)	$37,171	$1,068	$37,642

(Back to Index)

(Back to Index)

	For the Three Months Ended
	March 31,
	2016	2015	Dollar Change	Percent Change
Interest income:
Interest income from loans:
Commercial real estate loans	$20,975	$20,797	$178	1%
Middle market loans	12,247	6,483	5,764	89%
Residential mortgage loans	885	1,382	(497)	(36)%
Bank loans	5	4,001	(3,996)	(100)%
Total interest income from loans	34,112	32,663	1,449	4%

Interest income from securities:
ABS	3,628	2,221	1,407	63%
CMBS-private placement	1,162	1,550	(388)	(25)%
RMBS	8	249	(241)	(97)%
Corporate bonds	—	32	(32)	(100)%
Total interest income from securities	4,798	4,052	746	18%

Interest income from leasing:
Direct financing leases	(54)	95	(149)	(157)%
Total interest income from leasing	(54)	95	(149)	(157)%

Interest income - other:
Preference payments on structured notes	1,209	764	445	58%
Temporary investment in over-night repurchase agreements	32	68	(36)	(53)%
Total interest income - other	1,241	832	409	49%
Total interest income	$40,097	$37,642	$2,455	7%

Three Months Ended March 31, 2016 as compared to Three Months Ended March 31, 2015
Aggregate interest income increased $2.5 million to $40.1 million for the three months ended March 31, 2016 as compared to $37.6 million for the three months ended March 31, 2015. We attribute these changes to the following:
Interest Income from Loans
Commercial real estate loans. Interest income on CRE loans increased $178,000 to $21.0 million for the three months ended March 31, 2016 due primarily to an increase in the weighted average balance of loans from $1.42 billion to $1.43 billion. This increase is primarily due to the origination of loans in our newest CRE securitization, RCC 2015-CRE4, that closed in August 2015. This increase was offset by the impact of the deconsolidation of CRE loans at RREF CDO 2006-1 and RREF CDO 2007-1 and a decrease in weighted average yield from 5.85% to 5.79%.
Middle market loans. Through focused efforts in 2015 to increase the investment in our middle market lending business, the portfolio grew from a weighted average balance of $263.2 million for the three months ended March 31, 2015 to a weighted average balance of $365.5 million for the three months ended March 31, 2016. The weighted average yield on investments increased from 9.90% for the three months ended March 31, 2015 to 13.21% for the three months ended March 31, 2016, which was primarily driven by $2.6 million of prepayment fees earned for the three months ended March 31, 2016.
Residential Mortgage Loans. The weighted average loan balance of our portfolio increased by $71.1 million to $91.1 million for the three months ended March 31, 2016, primarily from an increase in residential mortgage loan originations at PCM. The average yield decreased from 3.46% to 3.94% and interest income decreased $497,000 to $885,000. These decreases were attributable to the reduction of jumbo loans held by us this year as compared to the same period last year.

(Back to Index)

(Back to Index)

Bank loans. The weighted average loan balance and yield on our bank loan portfolio decreased by $315.3 million and 5.04%, due to the liquidation of Apidos CDO III, Ltd. (“Apidos CDO III”) in June 2015 and the deconsolidation of Apidos Cinco CDO as of January 1, 2016, which is now recorded in interest income from securities.
Interest Income from Securities
Asset-Backed Securities, or ABS. Interest income from ABS increased $1.4 million to $3.6 million for the three months ended March 31, 2016. The increase is primarily due to the deconsolidation of RREF CDO 2006-1, RREF CDO 2007-1, and Apidos Cinco CDO and, as a result, their income is now reported as interest income from available-for-sale securities as compared to loan interest income in the prior year. This significantly contributed to the increase in weighted average balance from $51.4 million to $172.3 million. The decrease in weighted average yield from 17.83% to 8.41% directly relates to the deconsolidation of RCM Global and Pelium Capital whose income is now reported under earnings in unconsolidated entities.
Interest income - other.  Interest income - other increased $409,000 to $1.2 million for the three months ended March 31, 2016. The increase is related to income earned on our investments in ZWH4, LLC ("ZAIS") and Harvest XV; our initial investments were made in February 2015 and September 2015, respectively.
Interest Expense
The following tables set forth information relating to our interest expense incurred for the periods presented by asset class (in thousands, except percentages):

	For the Three Months Ended		For the Three Months Ended
	March 31, 2016		March 31, 2015
	Weighted Average		Weighted Average
	Cost of Funds	Balance	Cost of Funds	Balance
Interest expense:
Commercial real estate loans	3.03%	$1,025,819	2.22%	$915,767
Convertible senior notes	8.29%	$201,813	8.32%	$201,667
Middle market loans	3.82%	$176,286	3.10%	$109,450
Residential mortgage loans	3.85%	$81,311	5.60%	$64,424
CMBS-private placement	1.94%	$66,203	1.55%	$80,162
General	4.95%	$51,548	4.61%	$51,548
Hedging instruments	20.33%	$1,880	5.46%	$119,464
Bank loans	—%	$—	1.09%	$316,219
RMBS	—%	$—	3.52%	$21,880
Securitized borrowings	—%	$—	15.42%	$5,626

(Back to Index)

(Back to Index)

Type of Security	Coupon Interest	Unamortized Deferred Debt Expense	Net Amortization	Interest Expense	Total
For the Three Months Ended March 31, 2016:
Commercial real estate loans	2.41%	$3,057	$1,239	$6,569	$7,808
Convertible senior notes	6.86%	$3,608	709	3,725	4,434
Middle market loans	3.28%	$2,793	233	1,464	1,697
Residential Mortgage Loans	—%	$—	—	772	772
CMBS-private placement	1.94%	$1	—	321	321
General	4.51%	$81	53	591	644
Hedging	5.68%	$—	—	95	95
Securitized borrowings	—%	$—	—	—	—
Total interest expense			$2,234	$13,537	$15,771

For the Three Months Ended March 31, 2015:
Commercial real estate loans	1.91%	$3,803	$705	$4,467	5,172
Convertible senior notes	8.32%	$—	727	3,414	4,141
Middle market loans	2.71%	$2,892	106	774	880
Residential mortgage loans	—%	$—	—	889	889
CMBS-private placement	1.55%	$—	—	321	321
General	4.20%	$5,056	50	552	602
Hedging	5.24%	$7	—	1,634	1,634
Bank loans	0.92%	$7	128	729	857
RMBS	1.17%	$—	—	192	192
Securitized borrowings	—%	$—	—	214	214
Total interest expense			$1,716	$13,186	$14,902

	For the Three Months Ended
	March 31,
	2016	2015	Dollar Change	Percent Change
Interest expense:
Commercial real estate loans	$7,808	$5,172	$2,636	51%
Convertible senior notes	4,434	4,141	293	7%
Middle market loans	1,697	880	817	93%
Residential mortgage loans	772	889	(117)	(13)%
CMBS-private placement	321	321	—	—%
General	644	602	42	7%
Hedging instruments	95	1,634	(1,539)	(94)%
Bank loans	—	857	(857)	(100)%
RMBS	—	192	(192)	(100)%
Securitized borrowings	—	214	(214)	(100)%
Total interest expense	$15,771	$14,902	$869	6%

(Back to Index)

(Back to Index)

Three Months Ended March 31, 2016 as compared to Three Months Ended March 31, 2015
Aggregate interest expense increased $869,000 to $15.8 million for the three months ended March 31, 2016. We attribute this increase to the following:
Commercial real estate loans. Interest expense on commercial real estate loans increased $2.6 million to $7.8 million for the three months ended March 31, 2016. The increase is related to the increased borrowings from the consolidation of our securitization, RCC 2015-CRE4, which closed in August 2015 and, to a lesser extent, our securitization, RCC 2015-CRE3, that closed in February 2015. Current year interest expense also included a new financing facility to fund the production of new loans that was not included in the same period last year. These increases were partially offset by a decrease in interest expense due to the deconsolidation of RREF CDO 2006-1 and RREF CDO 2007-1.
Convertible senior notes. Interest expense on convertible senior notes increased $293,000 to $4.4 million for the three months ended March 31, 2016. The increase is due to interest expense on our $100.0 million (at par) 8.0% Convertible Senior Notes which we issued in January 2015.
Middle market loans. Interest expense on middle market loans increased $817,000 to $1.7 million for the three months ended March 31, 2016, as compared to $880,000 for the three months ended March 31, 2015. The facility had a weighted average balance of $176.3 million, with a weighted average cost of funds of 3.82%, during the three months ended March 31, 2016, as compared to weighted average balance of $109.5 million, with a weighted average cost of funds of 3.10%, during the three months ended March 31, 2015. The increase in interest expense is primarily a result of strategic borrowings to fund growth on the middle market platform. The increase in cost of funds is attributable to the amendments on the senior secured credit facility that increased the spread on LIBOR borrowings from 2.50% to 2.75%. As of March 31, 2016, we had $153.0 million outstanding on this facility.
Residential Mortgage Loans. Interest expense on residential mortgage loans decreased $117,000 to $772,000 for the three months ended March 31, 2016. The reduction in interest expense is primarily due to a significant decrease in the number of loans on the residential term repurchase facility. This decrease was partially offset by an increase in interest expense on the residential mortgage financing agreements.
Bank loans. Interest expense on bank loans decreased $857,000 for the three months ended March 31, 2016. The decline is due to the deconsolidation of our remaining CLO, Apidos Cinco CDO, and, to a lesser extent, the liquidation of Apidos CDO III, Ltd. (“Apidos CDO III”) in June 2015.
Revenue
The following table sets forth information relating to our non-interest revenue for the periods presented (in thousands):

	For the Three Months Ended
	March 31,
	2016	2015	Dollar Change	Percent Change
Revenue:
Dividend income	$17	$16	$1	6%
Fee income	(701)	1,170	(1,871)	(160)%
Total revenue	$(684)	$1,186	$(1,870)	(158)%

Three Months Ended March 31, 2016 as compared to Three Months Ended March 31, 2015
Fee income. Fee income decreased $1.9 million to a loss of $701,000 for the three months ended March 31, 2016. This decrease relates to a mortgage servicing rights valuation allowance of $2.5 million on income from our mortgage servicing rights portfolio and its corresponding amortization. In addition, there was a decrease in income resulting from the run-off of managed assets related to our investment in Resource Capital Asset Management, or RCAM, which holds asset-based, management contracts that entitle us to collect senior, subordinated, and incentive fees related to three of RCAM's remaining CLO issuers that it manages.

(Back to Index)

(Back to Index)

Operating Expenses
The following table sets forth information relating to our operating expenses incurred for the periods presented (in thousands):

	For the Three Months Ended
	March 31,
	2016	2015	Dollar Change	Percent Change
Operating expenses:
Management fees - related party	$4,037	$3,560	$477	13%
Equity compensation - related party	1,263	995	268	27%
Rental operating expense	—	6	(6)	(100)%
Lease operating	3	23	(20)	(87)%
General and administrative	10,070	10,971	(901)	(8)%
Depreciation and amortization	641	565	76	13%
Provision (recovery) for loan and lease losses	37	3,990	(3,953)	(99)%
Impairment losses	—	59	(59)	(100)%
Total operating expenses	$16,051	$20,169	$(4,118)	(20)%

Three Months Ended March 31, 2016 as compared to Three Months Ended March 31, 2015
Management fees − related party. Management fees-related party increased $477,000 to $4.0 million for the three months ended March 31, 2016 as compared to $3.6 million for the three months ended March 31, 2015. This expense represents compensation in the form of base management fees and incentive management fees pursuant to our management agreement as well as fees to the manager of our structured note portfolio. The changes are described below:

•
Base management fee is a monthly fee equal to 1/12th of the amount of our equity multiplied by 1.50%. Under the management agreement, "equity" is equal to the net proceeds from any issuance of shares of capital stock less offering related costs, plus or minus our retained earnings (excluding non-cash equity compensation incurred in current or prior periods) less any amounts we have paid for stock repurchases. The calculation is adjusted for one-time events due to changes in GAAP, as well as other non-cash charges upon approval of our independent directors. The base management fee increased by approximately $476,000 for the three months ended March 31, 2016 as compared to the three months ended March 31, 2015 as a result of a cumulative adjustment to correct the calculation regarding treatment of preferred dividends in prior periods. This increase was offset by a decrease in the fee year over year due to decreased stockholders' equity, a component in the formula by which base management fees are calculated, primarily as a result of our repurchase of approximately 7.9% of our outstanding shares as part of our $50.0 million repurchase plan and quarterly dividend distributions.

•
Incentive management fees are based upon the excess of adjusted operating earnings, as defined in the management agreement, over a variable base rate. There were no fees paid for the three months ended March 31, 2016 or three months ended March 31, 2015.

•
An oversight management fee is a quarterly fee paid to Resource America to reimburse it for additional costs incurred related to our life care business, Long Term Care Conversion Funding, established for the purpose of originating and acquiring life settlement contracts. The initial agreement, authorized in December 2012, provided for an annual fee of $550,000, with a two year term. In March 2015, the agreement was amended to reimburse Resource America for an additional two-year term. The oversight management fee was approximately $137,000 for the three months ended March 31, 2016 as compared to $136,000 for the same period last year.

Equity compensation - related party. Equity compensation - related party increased $268,000 to $1.3 million for the three months ended March 31, 2016 as compared to $995,000 for the three months ended March 31, 2015. These expenses relate to the amortization of annual grants of restricted common stock to our non-employee independent directors, and annual and discretionary grants of restricted stock to employees of Resource America who provide investment management services to us through our Manager as well as employees of our recently acquired residential mortgage company subsidiary. This increase was primarily attributable to accelerated amortization of $555,000 of equity compensation expense recorded at PCM in connection with an employment separation agreement. This increase was offset by a decrease in our stock price, which directly impacts our quarterly measurement of compensation expense.

(Back to Index)

(Back to Index)

General and administrative expense. General and administrative expense decreased $901,000 to $10.1 million for the three months ended March 31, 2016 as compared to $11.0 million for the three months ended March 31, 2015. The following table presents the break out of general and administrative expenses between Corporate general and administrative expenses and Residential Mortgage Lending general and administrative expenses:

	For the Three Months Ended
	March 31,
	2016	2015	Dollar Change	Percent Change
General and administrative expenses:
Corporate	$3,986	$4,784	$(798)	(17)%
Residential Mortgage Lending	6,084	6,187	(103)	(2)%
Total	$10,070	$10,971	$(901)	(8)%
General and administrative expense - Corporate. General and administrative expense - Corporate decreased $798,000 to $4.0 million for the three months ended March 31, 2016, as compared to $4.8 million for the three months ended March 31, 2015. This decrease in expenses is primarily related to the deconsolidation of RCM Global, Pelium, Apidos Cinco CDO, and RREF CDO 2006-1 and RREF CDO 2007-1. Specific expenses are no longer recorded on an entity level basis for these entities. Prior to deconsolidation, each of the three CDOs recorded an average of $50,000 of general and administrative expenses each quarter and Pelium recorded approximately $75,000 each quarter. The decrease year over year was also related to a non-recurring expense of approximately $399,000 relating to a proposed restructuring which we determined not to pursue during the three months ended March 31, 2015.
General and administrative expense - Residential Mortgage Lending. General and administrative expense - Residential Mortgage Lending decreased $103,000 to $6.1 million for the three months ended March 31, 2016 as compared to $6.2 million for the three months ended March 31, 2015. The decrease is attributable to a decrease in commissions for sales and support personnel, a decrease in consulting fees, and a decrease in employee sponsored events during the three months ended March 31, 2016.
Depreciation and amortization. Depreciation and amortization increased $76,000 to $641,000 for the three months ended March 31, 2016 as compared to $565,000 the three months ended March 31, 2015. The increase for the three months ended March 31, 2016 was primarily due to fixed asset acquisitions by PCM and subsequent depreciation as part of its continued expansion over the past year.
Provision for loan and lease losses. Provision for loan and lease losses decreased $4.0 million to a provision of $37,000 for the three months ended March 31, 2016 as compared to a provision of $4.0 million for the three months ended March 31, 2015. The following table summarizes the information relating to our provision for loan losses for the periods presented (in thousands):

	For the Three Months Ended
	March 31,
	2016	2015	Dollar Change	Percent Change
CRE loan portfolio	$68	$—	$68	100%
Bank loan portfolio	(138)	1,415	(1,553)	(110)%
Middle market loan portfolio	107	2,566	(2,459)	(96)%
Residential mortgage loans	—	197	(197)	(100)%
Loan receivable-related party	—	(188)	188	100%
Total provision for loan and lease losses	$37	$3,990	$(3,953)	(99)%

CRE loan portfolio provision - The CRE loan portfolio provision increased modestly by $68,000 for the three months ended March 31, 2016. The increase in general provision was due to continued review and reassessment of the amount of loan loss allowance needed on our performing whole loan CRE portfolio as a homogeneous pool as of March 31, 2016.

(Back to Index)

(Back to Index)

Bank loan portfolio provision - The bank loan provision decreased by $1.6 million for the three months ended March 31, 2016. During the three months ended March 31, 2016, we recorded a partial recovery of $138,000 on a provision previously taken in a liquidated bank loan CLO. During the three months ended March 31, 2015, we recorded general provisions of approximately $600,000 on two credits. The remaining provision was due to the recognition of losses on loans that were subsequently sold.
Middle market loan portfolio provision - The middle market loan provision decreased by $2.5 million for the three months ended March 31, 2016. During the three months ended March 31, 2015, we had taken a $2.6 million specific reserve on one position due to its decline in credit quality. During the three months ended March 31, 2016, we recorded a provision of approximately $107,000 due to marking the direct origination middle market loans to the lower of cost or market.
Other Income (Expense)
The following table sets forth information relating to our other income (expense) incurred for the periods presented (in thousands):

	For the Three Months Ended
	March 31,
	2016	2015	Dollar Change	Percent Change
Other Income (Expense):
Equity in earnings of unconsolidated subsidiaries	$2,222	$706	$1,516	215%
Net realized and unrealized gain (loss) on sales of investment securities available-for-sale and loans and derivatives	4,828	13,967	(9,139)	(65)%
Net realized and unrealized gain (loss) on investment securities, trading	145	2,074	(1,929)	(93)%
Unrealized gain (loss) and net interest income on linked transactions, net	—	235	(235)	(100)%
(Loss) on reissuance/gain on extinguishment of debt	—	(900)	900	100%
(Loss) gain on sale of real estate	(3)	(22)	19	86%
Total other income (expense)	$7,192	$16,060	$(8,868)	(55)%

Three Months Ended March 31, 2016 as compared to Three Months Ended March 31, 2015
Equity in earnings of unconsolidated subsidiaries. Equity in earnings of unconsolidated subsidiaries increased $1.5 million to $2.2 million for the three months ended March 31, 2016 as compared to $706,000 for the three months ended March 31, 2015. This increase in earnings was primarily related to our investment in Leaf Commercial Capital which realized a $1.4 million increase in income due to increased lease originations year over year. In addition, two of our previously consolidated VIEs, RCM Global and Pelium, are now accounted for as equity method investments due to a new amendment to the consolidation guidance which we adopted on January 1, 2016.
Net realized and unrealized gain (loss) on sales of investment securities available-for-sale and loans. Net realized and unrealized gain (loss) on investment securities available-for-sale and loans decreased $9.1 million to $4.8 million for the three months ended March 31, 2016 as compared to $14.0 million for the three months ended March 31, 2015. During the first quarter of 2015, we recognized increased gains related to the net gain on the sale and settlement of certain securities in the RCM Global portfolio, and the in-kind distribution and subsequent sale of those securities, net realized and unrealized gains on foreign exchange transactions, and unrealized gains on interest rate lock commitments on our residential loan portfolio. We had no such gains during the three months ended March 31, 2016. The RCM Global portfolio was deconsolidated effective January 1, 2016 and is now accounted for as an equity method investment.
Net realized and unrealized (loss) gain on investment securities, trading. Net realized and unrealized (loss) gain on investment securities, trading decreased $1.9 million to $145,000 during the three months ended March 31, 2016 as compared to $2.1 million for the three months ended March 31, 2015. The 2015 activity was primarily related to unrealized and realized gains recognized on Pelium Capital which invested in structured securities classified as trading securities. The Pelium Capital portfolio was deconsolidated effective January 1, 2016 and is now accounted for as an equity method investment.

(Back to Index)

(Back to Index)

Unrealized gain (loss) and net interest income on linked transactions, net. Unrealized gain (loss) and net interest income on linked transactions, net, decreased $235,000 to $0 for the three months ended March 31, 2016. The amounts were related to our CMBS securities that were purchased with repurchase agreements with the same counterparty from whom the securities were purchased. These transactions were entered into contemporaneously or in contemplation of each other and were presumed not to meet sale accounting criteria. We accounted for these transactions on a net basis and recorded a forward purchase commitment to purchase securities (each, a “linked transaction”) at fair value. Due to a change in accounting guidance, as of January 1, 2015, the concept of linked transactions no longer exists.
Loss on reissuance/gain on extinguishment of debt. Loss on reissuance/gain on extinguishment of debt decreased $900,000 to $0 for the three months ended March 31, 2016. The transactions that give rise to the recognition of a loss on the reissuance of debt resulted from the reissuance of previously repurchased senior and junior notes in our consolidated variable interest entities in the open market. These senior and junior notes were originally repurchased at discounts to par and represented an opportunity to provide us strategic financing at beneficial rates upon reissuance. At the date these notes were repurchased, a gain, representative of the difference between the repurchase price and the par value of the note, was recognized. If the same notes are reissued at a price less than par, an unrealized loss equal to the difference between the reissued price and the par value of the note is recognized in current earnings.
Financial Condition
Summary.
Our total assets were $2.4 billion at March 31, 2016 as compared to $2.8 billion at December 31, 2015.  The decrease in total assets was principally due to the adoption of the consolidation guidance on VIEs and the resulting deconsolidation of the following entities: RREF CDO 2006-1, RREF CDO 2007-1, Apidos Cinco CDO, Pelium Capital and RCM Global.
Investment Portfolio.
The table below summarizes the amortized cost and net carrying amount of our investment portfolio, classified by asset type.  The following table includes both (i) the amortized cost of our investment portfolio and (ii) the net carrying amount of our investment portfolio for the period presented as follows (in thousands, except percentages):

	Amortized Cost	Net Carrying Amount	Percent of Portfolio	Weighted Average Coupon
As of March 31, 2016
Loans Held for Investment:
CRE whole loans(1)	$1,453,128	$1,451,635	63.75%	5.49%
Middle market loans (6)	321,240	318,589	13.99%	9.69%
Residential mortgage loans(7)	1,704	1,693	0.07%	4.20%
	1,776,072	1,771,917	77.81%
Loans held for sale (4):
Bank loans	153	153	0.01%	N/A (3)
Middle market loans	3,459	3,459	0.15%	8.50%
Residential mortgage loans	122,541	122,541	5.38%	3.73%
	126,153	126,153	5.54%
Investments in Available-for-Sale Securities:
CMBS-private placement	91,192	89,565	3.93%	5.14%
RMBS	2,033	2,070	0.09%	4.89%
ABS	208,213	208,554	9.16%	N/A (3)
	301,438	300,189	13.18%
Investment Securities-Trading:
Structured notes	5,994	3,886	0.17%	N/A (3)
RMBS	1,896	—	—%	N/A (3)
	7,890	3,886	0.17%
Other (non-interest bearing):
Investment in unconsolidated entities	74,356	74,356	3.27%	N/A(3)
Direct Financing Leases(8)	1,179	714	0.03%	5.66%
	75,535	75,070	3.30%
Total Investment Portfolio	$2,287,088	$2,277,215	100.00%

(Back to Index)

(Back to Index)

	Amortized cost	Net Carrying Amount	Percent of portfolio	Weighted average coupon
As of December 31, 2015
Loans Held for Investment:
Commercial real estate loans (2):
Whole loans	$1,630,801	$1,627,056	64.02%	5.09%
B notes	15,934	15,919	0.63%	8.68%
Mezzanine loans	45,372	7,293	0.29%	9.01%
Bank loans (5)	134,517	133,235	5.24%	3.80%
Middle market loans (6)	379,452	375,513	14.78%	9.72%
Residential mortgage loans(7)	1,746	1,735	0.07%	4.44%
	2,207,822	2,160,751	85.03%
Loans held for sale (4):
Bank loans	1,475	1,475	0.06%	0.84%
Residential mortgage loans	94,471	94,471	3.72%	3.92%
	95,946	95,946	3.78%
Investments in Available-for-Sale Securities:
CMBS-private placement	158,584	159,424	6.27%	5.21%
RMBS	2,156	2,190	0.08%	4.87%
ABS	41,994	44,214	1.74%	N/A (3)
Corporate Bonds	2,422	2,260	0.09%	4.88%
	205,156	208,088	8.18%
Investment Securities-Trading:
Structured notes	28,576	25,550	1.00%	N/A (3)
RMBS	1,896	—	—%	N/A (3)
	30,472	25,550	1.00%
Other (non-interest bearing):
Investment in unconsolidated entities	50,030	50,030	1.97%	N/A (3)
Direct financing leases(8)	1,396	931	0.04%	5.66%
	51,426	50,961	2.01%
Total Investment Portfolio	$2,590,822	$2,541,296	100.00%

(1)	Net carrying amount includes allowance for loan losses of $1.5 million at March 31, 2016.

(2)
Net carrying amount includes allowance for loan losses of $41.8 million at December 31, 2015, allocated as follows: general allowance: B notes $15,000, mezzanine loans $38.1 million and whole loans $3.7 million.

(3)	There is no stated rate associated with these securities.

(4)	Loans held for sale are carried at the lower of cost or market. Amortized cost approximates fair value.

(5)	Net carrying amount includes allowance for loan losses of $1.3 million at December 31, 2015.

(6)	Net carrying amount includes allowance for loan losses of $2.7 million and $3.9 million at March 31, 2016 and December 31, 2015, respectively.

(7)	Net carrying amount includes allowance for loan losses of $11,000 and $11,000 at March 31, 2016 and December 31, 2015, respectively.

(8)	Net carrying amount includes allowance for loan losses of $465,000 at March 31, 2016 and December 31, 2015.
Commercial Mortgage-Backed Securities-Private Placement.  In the aggregate, we purchased our CMBS portfolio at a net discount to par value.  At March 31, 2016 and December 31, 2015, the remaining discount to be accreted into income over the remaining lives of the securities was $81,000 and $1.7 million, respectively. This decrease is primarily due to the deconsolidation of RREF CDO 2006-1 and RREF CDO 2007-1 and the underlying collateral held at these entities. At March 31, 2016 and December 31, 2015, the remaining premium to be amortized into income over the remaining lives of the securities was $575,000 and $710,000, respectively. These securities are classified as available-for-sale and, as a result, are carried at their fair value.
We had no losses included in earnings due to other-than-temporary impairment charges during the three months ended March 31, 2016 and 2015, respectively, on positions that supported our CMBS investments. Securities classified as available-for-sale have decreased on a net basis as of March 31, 2016 as compared to December 31, 2015 primarily due to the deconsolidation of RREF CDO 2006-1 and RREF CDO 2007-1 effective January 1, 2016, and to $13.4 million of paydowns during the period.

(Back to Index)

(Back to Index)

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
The following table summarizes our CMBS-private placement at fair value (in thousands, except percentages):

	Fair Value at						Fair Value at
	December 31, 2015	CMBS included in Deconsolidated Entities effective January 1, 2016	Net Purchases	Upgrades/Downgrades	Paydowns	MTM Change Same Ratings	March 31, 2016
Moody's Ratings Category:
Aaa	$22,414	$(1,443)	$711	$168	$(1,737)	$(27)	$20,086
Aa1 through Aa3	10,417	(10,255)	—	(162)	—	—	—
A1 through A3	7,650	(6,662)	—	10	(998)	—	—
Baa1 through Baa3	18,485	(13,262)	—	(10)	—	(80)	5,133
Ba1 through Ba3	21,702	(7,003)	—	14,345	(305)	(401)	28,338
B1 through B3	45,056	(12,149)	—	(5,498)	(8,730)	(625)	18,054
Caa1 through Caa3	2,013	(1,017)	—	(996)	—	—	—
Ca through C	559	(523)	—	—	—	—	36
Non-Rated	31,128	(3,462)	—	(7,857)	(1,623)	(268)	17,918
Total	$159,424	$(55,776)	$711	$—	$(13,393)	$(1,401)	$89,565

S&P Ratings Category:
AAA	$4,039	$—	$—	$11,693	$(880)	$(50)	$14,802
AA+ through AA-	5,235	(5,235)	—	—	—	—	—
A+ through A-	2	—	—	5,212	—	(80)	5,134
BBB+ through BBB-	30,838	(17,114)	—	(4,451)	(997)	(70)	8,206
BB+ through BB-	38,264	(12,077)	—	(18,990)	—	(119)	7,078
B+ through B-	34,596	(4,972)	—	(15,407)	(4,784)	(68)	9,365
CCC+ through CCC-	6,759	(6,148)	—	(611)	—	—	—
D	50	(39)	—	9	—	—	20
Non-Rated	39,641	(10,191)	711	22,545	(6,732)	(1,014)	44,960
Total	$159,424	$(55,776)	$711	$—	$(13,393)	$(1,401)	$89,565
Investment Securities, Trading.  The following table summarizes our structured notes and RMBS securities, which are classified as investment securities, trading, and are carried at fair value as follows (in thousands):

	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
As of March 31, 2016:
Structured notes	$5,994	$—	$(2,108)	$3,886
RMBS	1,896	—	(1,896)	—
Total	$7,890	$—	$(4,004)	$3,886

As of December 31, 2015:
Structured notes	$28,576	$1,674	$(4,700)	$25,550
RMBS	1,896	—	(1,896)	—
Total	$30,472	$1,674	$(6,596)	$25,550

(Back to Index)

(Back to Index)

As a result of updated accounting guidance, effective January 1, 2016 we deconsolidated all of the assets of Pelium Capital Partners, L.P., which resulted in the removal of $21.9 million of investment securities, trading and is the primary cause of the decrease during the period. We sold no securities during the three months ended March 31, 2016. We sold twelve securities during the three months ended March 31, 2015, for a net realized gain of approximately $432,000. We held six and 56 investment securities, trading as of March 31, 2016 and December 31, 2015, respectively.
Real Estate Loans.  The following table is a summary of the loans in our commercial real estate loan portfolio as follows (in thousands):

Description	Quantity	Amortized Cost	Contracted Interest Rates	Maturity Dates (3)
As of March 31, 2016:
Whole loans, floating rate(1) (3) (4) (5) (6) (7)	76	$1,453,128	LIBOR plus 2.50% to LIBOR plus 15.00%	July 2016 to April 2019
Total (2) (9)	76	$1,453,128

As of December 31, 2015:
Whole loans, floating rate(1) (3) (4) (5) (6) (7)	87	$1,630,801	LIBOR plus 1.75% to LIBOR plus 15.00%	February 2016 to February 2019
B notes, fixed rate	1	15,934	8.68%	April 2016
Mezzanine loans, fixed rate (8)	2	45,372	9.01%	September 2016
Total (2)	90	$1,692,107

(1)
Whole loans had $102.5 million and $112.6 million in unfunded loan commitments as of March 31, 2016 and December 31, 2015, respectively.  These unfunded commitments are advanced as the borrowers formally request additional funding as permitted under the loan agreement and any necessary approvals have been obtained.

(2)	Totals do not include allowance for loan losses of $1.5 million and $41.8 million as of March 31, 2016 and December 31, 2015, respectively.

(3)	Maturity dates do not include possible extension options that may be available to the borrowers.

(4)
Includes two whole loans with a combined $11.2 million and $51.2 million senior component that entered into modifications in 2016 and 2015 that resulted in a fixed rate of 0.50% as of March 31, 2016 and December 31, 2015, respectively (the difference of which was a result of the deconsolidation of RREF CDO 2006-1 and RREF CDO 2007-1 - see Note 2). The two loans were previously identified as troubled debt restructurings, or TDR's.

(5)
Includes two whole loans with a combined $12.0 million mezzanine component that have fixed rates of 12.0%, and two whole loans with a combined $4.2 million mezzanine component that have fixed rates of 15.0%, as of March 31, 2016 and December 31, 2015.

(6)	Includes a $799,000 junior mezzanine tranche of a whole loan that has a fixed rate of 10.0% as of March 31, 2016 and December 31, 2015.

(7)
Contracted interest rates do not include a whole loan with an amortized cost of $2.0 million and $32.5 million that entered into a modification in 2016 and 2015 which reduced the floating rate spread to 1.00% as of March 31, 2016 and December 31, 2015, respectively (the difference of which was a result of the deconsolidation of RREF CDO 2007-1 - see Note 2). The loan was previously identified as a TDR.

(8)	Contracted interest rates and maturity dates do not include rates or maturity dates associated with one loan with an amortized cost of $38.1 million that was fully reserved as of June 30, 2015.

(9)
As a result of updated accounting guidance, effective January 1, 2016 (see Note 2), we deconsolidated all of the assets of RREF CDO 2006 and RREF CDO 2007, resulting in the removal of $271.8 million of loans, pledged as collateral.

Bank Loans.  At March 31, 2016, Apidos CDO I, our liquidated CDO, held a total of approximately $153,000 of bank loans held for sale. The bank loans held by the securitizations secure the CDO notes they issued and are not available to satisfy the claims of our creditors.  Our remaining bank loan securitization, Apidos Cinco CDO, was deconsolidated on January 1, 2016.

(Back to Index)

(Back to Index)

The following table summarizes our bank loan investments for the periods indicated (in thousands):

	As of December 31, 2015
	Amortized cost	Fair Value (1)
Moody’s ratings category:
Baa1 through Baa3	$9,715	$9,693
Ba1 through Ba3	81,986	81,201
B1 through B3	37,103	35,916
Caa1 through Caa3	3,802	2,377
Ca through C	—	—
No rating provided	3,386	3,327
Total	$135,992	$132,514

S&P ratings category:
BBB+ through BBB-	$20,805	$20,769
BB+ through BB-	64,136	63,602
B+ through B-	44,315	41,896
CCC+ through CCC-	2,876	2,447
CC+ through CC-	—	—
C+ through C-	—	—
D	—	—
No rating provided	3,860	3,800
Total	$135,992	$132,514

Weighted average rating factor	1,701

(1)     The bank loan portfolio's fair value is determined using dealer quotes.

The following table provides information as to the lien position and status of our bank loans, at amortized cost (in thousands):

	Apidos I	Apidos III	Apidos Cinco	Total

As of December 31, 2015:
Loans held for investment:
First lien loans	$—	$—	$131,281	$131,281
Second lien loans	—	—	1,692	1,692
Third lien loans	—	—	—	—
Defaulted first lien loans	—	—	1,544	1,544
Defaulted second lien loans	—	—	—	—
Total	—	—	134,517	134,517
First lien loans held for sale at fair value	153	—	1,322	1,475
Total	$153	$—	$135,839	$135,992

(Back to Index)

(Back to Index)

Middle market loans.  At March 31, 2016, Northport TRS, LLC, or Northport LLC, our middle market lending platform, held a total of $318.9 million of middle market loans at fair value. The middle market loans held by Northport serve to collateralize its senior secured revolving credit agreement. The aggregate fair value of middle market loans held increased by $57.4 million over the fair value at December 31, 2015. This increase was primarily due to increased originations and purchases of loans in our middle market lending platform.

	As of March 31, 2016		As of December 31, 2015
	Amortized cost	Fair Value	Amortized cost	Fair Value
Moody’s ratings category:
Baa1 through Baa3	$—	$—	$—	$—
Ba1 through Ba3	—	—	—	—
B1 through B3	—	—	—	—
Caa1 through Caa3(1)	47,170	45,288	47,166	46,245
Ca	—	—	—	—
No rating provided(2)	277,529	273,614	332,286	330,061
Total	$324,699	$318,902	$379,452	$376,306

S&P ratings category:
BBB+ through BBB-	$—	$—	$—	$—
BB+ through BB-	—	—	—	—
B+ through B-	—	—	—	—
CCC+ through CCC-(1)	47,170	45,288	47,166	46,245
CC+ through CC-	—	—	—	—
C+ through C-	—	—	—	—
D			—	—
No rating provided(2)	277,529	273,614	332,286	330,061
Total	$324,699	$318,902	$379,452	$376,306

Weighted average rating factor	789		678

(1)     The middle market loan portfolio's fair value is determined using dealer quotes.
(2)     The middle market loan portfolio's fair value is determined using third party valuations.

The following table provides information as to the lien position and status of middle market loans, at carrying value (in thousands):

	As of March 31, 2016	As of December 31, 2015
First Lien	$184,374	$248,367
Second Lien	134,215	127,146
Second lien loans held for sale at fair value	3,459
First Lien Defaulted	—	—
Second Lien Defaulted	—	—
	$322,048	$375,513

Asset-backed securities.  At March 31, 2016, we held a total of $208.6 million of ABS at fair value through RCC Real Estate, ZAIS, RCC Residential, Resource TRS and Commercial II.  At December 31, 2015, we held a total of $44.2 million of ABS at fair value through Apidos Cinco CDO, RCM Global, ZAIS and RCC Commercial II.  The increase in total ABS was due to the reclassification of investments in deconsolidated entities RREF CDO 2006-1, RREF CDO 2007-1 and Apidos Cinco CDO that occurred during the three months ended March 31, 2016.

(Back to Index)

(Back to Index)

The following table summarizes our ABS at fair value (in thousands):

	As of March 31, 2016		As of December 31, 2015
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Moody’s ratings category:
Aaa	$—	$—	$3,701	$3,976
Aa1 through Aa3	312	289	—	—
A1 through A3	—	—	—	—
Baa1 through Baa3	—	—	—	—
Ba1 through Ba3	—	—	377	347
B1 through B3	908	638	—	—
Ca	1,076	1,744	—	—
Caa1 through Caa3	67,153	67,153	—	—
No rating provided	138,764	138,730	37,916	39,891
Total	$208,213	$208,554	$41,994	$44,214

S&P ratings category:
AAA	$—	$—	$3,681	$3,956
AA+ through AA-	—	—	—	—
A+ through A-	—	—	—	—
BBB+ through BBB-	—	—	—	—
BB+ through BB-	—	—	377	347
B+ through B-	—	—	—	—
CCC+ through CCC-	1,076	1,744	—	—
No rating provided	207,137	206,810	37,936	39,911
Total	$208,213	$208,554	$41,994	$44,214

Weighted average rating factor	2,367		154
Corporate bonds. At March 31, 2016, we held no corporate bonds as they were deconsolidated with Apidos Cinco CDO.  At December 31, 2015 our consolidated securitization, Apidos Cinco CDO, held a total of $2.3 million of corporate bonds at fair value, which secure the debt issued by this entity.  We recorded the bonds at fair value, with any unrealized gain or loss reported in the stockholder’s equity section of the balance sheet.

(Back to Index)

(Back to Index)

The following table summarizes our corporate bonds at fair value (in thousands):

	December 31, 2015
	Amortized Cost	Fair Value
Moody’s ratings category:
B1 through B3	$868	$868
Ca	1,471	1,327
Caa1 through Caa3	83	65
No rating provided	—	—
Total	$2,422	$2,260

S&P ratings category:
B+ through B-	$868	$868
CCC+ through CCC-	1,554	1,392
D	—	—
Total	$2,422	$2,260
Weighted average rating factor	7,512
Investment in Unconsolidated Entities. The following table shows our investments in unconsolidated entities as of March 31, 2016 and December 31, 2015, and equity in earnings of unconsolidated entities for the three months ended March 31, 2016 and three months ended March 31, 2015 (in thousands):

				Equity in Earnings of Unconsolidated subsidiaries
		Balance as of	Balance as of	For the three months ended	For the three months ended
	Ownership %	March 31, 2016	December 31, 2015	March 31, 2016	March 31, 2015
RRE VIP Borrower, LLC (1)	—%	$—	$—	$25	$46
Investment in LCC Preferred Stock	29.0%	43,428	42,017	1,411	52
Investment in CVC Global Credit Opportunities Fund (2)	—%	—	—	—	608
Pearlmark Mezz IV L.P. (3)	47.4%	6,547	6,465	248	—
RCM Global, LLC (4)	25.43%	470	—	177	—
Pelium Capital Partners, L.P. (4)	80.2%	22,363	—	361	—
Subtotal		72,808	48,482	2,222	706
Investment in RCT I and II (5)	3.0%	1,548	1,548	(641)	(593)
Total		$74,356	$50,030	$1,581	$113
(1) The investment in School Lane House, Investment in RRE VIP Borrower and Investment in Preferred Equity were sold or repaid as of December 31, 2014.
(2) In December 2015, the Company elected a full redemption of its remaining investment from the fund.
(3) We have committed to invest up to $50.0 million in Pearlmark Mezzanine Realty Partners IV, L.P. The commitment termination date ends when the original commitment is fully funded, or the fifth anniversary following the final closing date of June 24, 2015.

(4)	Pursuant to the new consolidation guidance adopted January 1, 2016, these previously consolidated VIEs are now accounted for under the equity method.

(5)	For the three months ended March 31, 2016 and 2015, these amounts are recorded in interest expense on our consolidated statements of operations.

(Back to Index)

(Back to Index)

Financing Receivables
The following tables show the allowance for loan and lease losses and recorded investments in loans and leases as of the dates indicated (in thousands):

	Commercial Real Estate Loans	Bank Loans	Middle Market Loans	Residential Mortgage Loans	Direct Financing Leases	Total
As of March 31, 2016:
Allowance for Loan and Leases Losses:
Allowance for losses at January 1, 2016	$41,839	$1,282	$3,939	$11	$465	$47,536
Provision (recovery) for loan and lease losses	68	(138)	107	—	—	37
Loans charged-off	—	138	(1,395)	—	—	(1,257)
Recoveries	—	—	—	—	—	—
Deconsolidation of VIEs	(40,414)	(1,282)	—	—	—	(41,696)
Allowance for losses at March 31, 2016	$1,493	$—	$2,651	$11	$465	4,620
Ending balance:
Individually evaluated for impairment	$—	$—	$—	$—	$465	$465
Collectively evaluated for impairment	$1,493	$—	$2,651	$11	$—	$4,155
Loans acquired with deteriorated credit quality	$—	$—	$—	$—	$—	$—
Loans and Leases:
Ending balance:
Individually evaluated for impairment	$38,133	$—	$54,469	$—	$1,179	$93,781
Collectively evaluated for impairment	$1,414,995	$—	$266,771	$1,704	$—	$1,683,470
Loans acquired with deteriorated credit quality	$—	$—	$—	$—	$—	$—

As of December 31, 2015:
Allowance for Loan and Lease Losses:
Allowance for losses at January 1, 2015	$4,043	$570	$—	$—	$—	$4,613
Provision for loan and lease losses	37,735	2,887	8,901	(99)	465	49,889
Loans charged-off	—	(2,175)	(4,962)	110	—	(7,027)
Recoveries	61	—	—	—	—	61
Allowance for losses at December 31, 2015	$41,839	$1,282	$3,939	$11	$465	$47,536
Ending balance:
Individually evaluated for impairment	$40,274	$1,282	$—	$—	$465	$42,021
Collectively evaluated for impairment	$1,565	$—	$3,939	$11	$—	$5,515
Loans acquired with deteriorated credit quality	$—	$—	$—	$—	$—	$—
Loans and Leases:
Ending balance:
Individually evaluated for impairment	$169,707	$1,544	$—	$—	$1,396	$172,647
Collectively evaluated for impairment	$1,522,400	$132,973	$379,452	$1,746	$—	$2,036,571
Loans acquired with deteriorated credit quality	$—	$—	$—	$—	$—	$—

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
As of March 31, 2016 all of our bank loans were deconsolidated with the exception of loans with an amortized aggregate cost of $153,000 which were classified as held for sale. As of December 31, 2015, all of our bank loans were current with respect to debt service with the exception of one loan with an aggregate amortized cost of $1.5 million, on which there was a reserve.
Middle Market Loans
At inception, all middle market loans are graded at a 2. Updates to assigned grades are made continually as new information is received. Loans are graded on a scale of 1 to 5 with 1 representing our highest rating and 5 representing our lowest rating. Middle market loans are only evaluated individually for impairment.

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

4.
A loan with a rating of a 4 is considered performing below expectations and some loss of interest or dividend is expected but no loss of principal. In addition to the borrower being generally out of compliance with debt covenants, loan payments may be past due, but generally not more than 180 days past due; and

5.
A loan with a rating of a 5 is considered performing substantially below expectations, in default and some loss of principal is expected. The borrower is out of compliance with most or all of the debt covenants and payments are substantially delinquent.

(Back to Index)

(Back to Index)

Credit risk profiles of middle market loans were as follows (in thousands):

	Rating 1	Rating 2	Rating 3	Rating 4	Rating 5	Held for Sale	Total
As of March 31, 2016:
Middle market loans	$53,269	$249,042	$18,929	$—	$—	$3,459	$324,699

As of December 31, 2015:
Middle market loans	$44,252	$305,578	$29,622	$—	$—	$—	$379,452
All of our middle market loans were current with respect to debt service as of March 31, 2016.
Commercial Real Estate Loans
Loans are graded at inception and updates to assigned grades are made continually as new information is received, as such, a loan previously rated 4 may, over time and with improved performance, be rated less than 4. Loans are graded on a scale of 1 to 4 with 1 representing our highest rating and 4 representing our lowest rating. Commercial real estate loans are first individually evaluated for impairment. To the extent no individual impairment is determined, a general reserve is established.

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

3.
A loan with a rating of 3 has experienced an extended decline in operating performance, a significant deviation from its origination plan or the occurrence of one or more surveillance trigger events which create an increased risk for potential default. Loans identified in this category show some liquidity concerns. However, the risk of loss is not specifically assignable to any individual loan. The noted risk of the loans in this category is generally covered by general reserves;

4.
A loan with a rating of a 4 is considered to be in payment default or default is expected, full recovery of the unpaid principal balance is improbable and loss is considered probable. The noted risk of the loans in this category is covered by specific reserves.

Credit risk profiles of commercial real estate loans were as follows (in thousands):

	Rating 1	Rating 2	Rating 3	Rating 4	Held for Sale	Total
As of March 31, 2016:
CRE whole loans	$1,451,128	$2,000	$—	$—	$—	$1,453,128

As of December 31, 2015:
CRE whole loans	$1,596,099	$32,500	$—	$2,202	$—	$1,630,801
B notes	15,934	—	—	—	—	15,934
Mezzanine loans	7,300	—	—	38,072	—	45,372
	$1,619,333	$32,500	$—	$40,274	$—	$1,692,107
We had no delinquent commercial real estate loans as of March 31, 2016. All of our commercial real estate loans were current with exception of one mezzanine loan that was defaulted as of December 31, 2015. This loan was part of the deconsolidation as of January 1, 2016.
Residential Mortgage Loans
Residential mortgage loans are reviewed periodically for collectability in light of historical experience, the nature and amount of the loan portfolio, adverse situations that may affect the borrower's ability to repay, estimated value of any underlying collateral, and prevailing underlying conditions.

(Back to Index)

(Back to Index)

Direct Financing Leases
During the year ended December 31, 2015, we recorded a provision against the value of the direct financing leases in the amount of $465,000. As of March 31, 2016, we held $714,000 of direct financing leases, net of provisions.
Loan Portfolios Aging Analysis
The following table presents the loan and lease portfolio aging analysis as of the dates indicated at cost basis (in thousands):

	30-59 Days	60-89 Days	Greater than 90 Days	Total Past Due	Current	Total Loans Receivable	Total Loans > 90 Days and Accruing
As of March 31, 2016:
CRE whole loans	$—	$—	$—	$—	$1,453,128	$1,453,128	$—
Middle market loans	—	—	—	—	321,240	321,240	—
Direct Financing Leases	136	61	—	197	517	714	—
Residential mortgage loans (1)	371	—	170	541	123,704	124,245	—
Total loans	$507	$61	$170	$738	$1,898,589	$1,899,327	$—

As of December 31, 2015:
CRE whole loans (2)	$—	$—	$—	$—	$1,630,801	$1,630,801	$—
B notes	—	—	—	—	15,934	15,934	—
Mezzanine loans	—	38,072	—	38,072	7,300	45,372	—
Bank loans	1,544	—	—	1,544	132,973	134,517	—
Middle Market	—	—	—	—	379,452	379,452	—
Direct Financing Leases	12	214	—	226	1,170	1,396	—
Residential mortgage loans (1)	27	41	80	148	96,069	96,217	—
Total loans	$1,583	$38,327	$80	$39,990	$2,263,699	$2,303,689	$—

(1)	Contains $122.5 million and $94.5 million of residential mortgage loans held for sale at fair value March 31, 2016 and December 31, 2015, respectively.

(2)	Current loans include one impaired whole loan with an amortized costs of $2.2 million, which was reserved as of December 31, 2015.

(Back to Index)

(Back to Index)

Impaired Loans
The following tables show impaired loans as of the dates indicated (in thousands):

	Recorded Balance (1)	Unpaid Principal Balance	Specific Allowance	Average Investment in Impaired Loans	Interest Income Recognized
As of March 31, 2016:
Loans without a specific valuation allowance:
CRE whole loans	$38,133	$38,133	$—	$37,620	$178
Middle market loans	$—	$—	$—	$—	$—
Residential mortgage loans	$—	$—	$—	$—	$—
Loans with a specific valuation allowance:
CRE whole loans	$—	$—	$—	$—	$—
Bank loans	$—	$—	$—	$—	$—
Middle market loans	$—	$—	$—	$—	$—
Residential mortgage loans	$—	$—	$—	$—	$—
Total:
CRE whole loans	$38,133	$38,133	$—	$37,620	$178
Middle market loans	—	—	—	—	—
Residential mortgage loans	—	—	—	—	—
	$38,133	$38,133	$—	$37,620	$178

As of December 31, 2015:
Loans without a specific valuation allowance:
CRE whole loans	$129,433	$129,433	$—	$128,591	$3,939
B notes	$—	$—	$—	$—	$—
Mezzanine loans	$—	$—	$—	$—	$—
Bank loans	$—	$—	$—	$—	$—
Middle market loans	$—	$—	$—	$—	$—
Residential mortgage loans	$—	$—	$—	$—	$—
Loans with a specific valuation allowance:
CRE whole loans	$2,202	$2,202	$(2,202)	$2,202	$63
B notes	$—	$—	$—	$—	$—
Mezzanine loans	$38,072	$38,072	$(38,072)	$38,072	$(2,879)
Bank loans	$1,544	$1,551	$(1,282)	$1,544	$—
Middle market loans	$—	$—	$—	$—	$—
Residential mortgage loans	$—	$—	$—	$—	$—
Total:
Whole loans	$131,635	$131,635	$(2,202)	$130,793	$4,002
B notes	—	—	—	—	—
Mezzanine loans	38,072	38,072	(38,072)	38,072	(2,879)
Bank loans	1,544	1,551	(1,282)	1,544	—
Middle market loans	—	—	—	—	—
Residential mortgage loans	—	—	—	—	—
	$171,251	$171,258	$(41,556)	$170,409	$1,123

(1)
As a result of the adoption of new consolidation accounting guidance as required on January 1, 2016, we deconsolidated $91.3 million in senior participations of four loans that were previously classified as impaired loans in our consolidated financial statements as of December 31, 2015.

(Back to Index)

(Back to Index)

Troubled-Debt Restructurings
The following tables show troubled-debt restructurings in our loan portfolio (in thousands):

	Number of Loans	Pre-Modification Outstanding Recorded Balance	Post-Modification Outstanding Recorded Balance
For the Three Months Ended March 31, 2016:
CRE whole loans	3	$29,459	$29,459
Middle market loans	—	—	—
Residential mortgage loans	—	—	—
Total loans	3	$29,459	$29,459

	Number of Loans	Pre-Modification Outstanding Recorded Balance	Post-Modification Outstanding Recorded Balance
For the Three Months Ended March 31, 2015:
Whole loans	2	$67,459	$67,459
B notes	—	—	—
Mezzanine loans	—	—	—
Bank loans	—	—	—
Middle market loans	—	—	—
Residential mortgage loans	—	—	—
Total loans	2	$67,459	$67,459

As of March 31, 2016 and 2015, there were no commercial real estate loan troubled-debt restructurings that subsequently defaulted.
Restricted Cash
At March 31, 2016, we had restricted cash of $8.7 million, which consisted of $8.0 million of restricted cash held by seven securitizations, $520,000 held as margin and $215,000 held in various reserve accounts. At December 31, 2015, we had restricted cash of $40.6 million, which consisted of $39.0 million of restricted cash on our eight securitizations, $1.4 million held as margin and $195,000 held in various reserve accounts. The decrease of $31.9 million is primarily related to the deconsolidation of Apidos Cinco CDO, which had $16.7 million in restricted cash, and, to a lesser extent a reduction of $12.7 million of restricted cash in our CRE securitizations designated to fund our future funding commitments.

(Back to Index)

(Back to Index)

Interest Receivable
At March 31, 2016, we had interest receivable of $10.8 million, which consisted wholly of interest on our securities and loans.  At December 31, 2015, we had interest receivable of $14.0 million, which consisted wholly of interest on our securities and loans. The $3.2 million decrease was primarily attributable to the deconsolidation of Pelium Capital, Apidos Cinco CDO, RREF CDO 2006-1 and RREF CDO 2007-1. The deconsolidation of these four entities prompted a decrease of interest receivable on structured notes of $1.5 million, a decrease of interest receivable on mezzanine loans of $1.1 million, a decrease in interest receivable on bank loans of $663,000, and a decrease in interest receivable on CMBS of $300,000. There was also a decrease in interest receivable on PCM of $136,000. These decreases were partially offset by an increase in interest receivable on middle market loans of $458,000 and an increase in interest receivable on residential mortgage loans of $42,000.
Prepaid Expenses
The following table summarizes our prepaid expenses at the periods indicated (in thousands):

	March 31, 2016	December 31, 2015	Net Change
Prepaid taxes	$1,496	$1,598	$(102)
Prepaid insurance	289	224	65
Other prepaid expenses	993	1,358	(365)
Total	$2,778	$3,180	$(402)
Prepaid expenses decreased $402,000 to $2.8 million as of March 31, 2016 from $3.2 million as of December 31, 2015. The decrease primarily resulted from a decrease of $365,000 in other prepaid expenses due to the deconsolidation of entities that held prepaid balances and a decrease of $102,000 in prepaid taxes due to the payment of taxes owed at year end. These decreases were partially offset by an increase of $65,000 in prepaid insurance related to the timing of payment on the annual renewal of our director's and officer's insurance policy.
Other Assets
The following table summarizes our other assets as of the periods indicated (in thousands):

	March 31, 2016	December 31, 2015	Net Change
Other receivables	$3,167	$12,578	$(9,411)
Investment in life settlement contracts	5,465	4,584	881
Tax receivable	602	482	120
Management fees receivable	485	1,904	(1,419)
Fixed assets - non real estate	2,556	2,488	68
Other assets	265	259	6
Total	$12,540	$22,295	$(9,755)
The decrease of approximately $9.8 million in other assets is primarily due to a decrease in other receivables of $9.4 million; $8.6 million of this amount relates to the cash receipt for the return of principal from our investment in CVC Credit Opportunities Fund, L.P. and $850,000 of this amount relates to a receivable accrued in December 2015 for a cash distribution from RCC 2015-CRE3, offset by other miscellaneous receivables. Additionally, there was a decrease in management fees receivable of $1.4 million due to an incentive management fee earned on RCAM in December 2015 and paid in January 2016. These decreases were offset by an increase of $881,000 in life settlement contracts from the net acquisition of new contracts, $68,000 due to the acquisition of fixed assets, and $120,000 of tax receivable.

(Back to Index)

(Back to Index)

Hedging Instruments
A significant market risk to us is interest rate risk.  Interest rates are highly sensitive to many factors, including governmental monetary and tax policies, domestic and international economic and political considerations and other factors beyond the Company’s control.  Changes in the general level of interest rates can affect net interest income, which is the difference between the interest income earned on interest-earning assets and the interest expense incurred in connection with the interest-bearing liabilities, by affecting the spread between the interest-earning assets and interest-bearing liabilities.  Changes in the level of interest rates also can affect the value of our interest-earning assets and our ability to realize gains from the sale of these assets.  A decline in the value of our interest-earning assets pledged as collateral for borrowings could result in the counterparties demanding additional collateral pledges or liquidation of some of the existing collateral to reduce borrowing levels.
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
The following tables present the fair value of our derivative financial instruments as well as their classification on our consolidated balance sheets and on the consolidated statements of operations for the years presented:
Fair Value of Derivative Instruments as of March 31, 2016
(in thousands)

	Asset Derivatives
	Notional Amount	Balance Sheet Location	Fair Value
Interest rate lock agreements	$233,071	Derivatives, at fair value	$3,397
Forward contracts - residential mortgage lending	$58,979	Derivatives, at fair value	$240
Warrants (1)	$553	Derivatives, at fair value	$1,051

	Liability Derivatives
	Notional Amount	Balance Sheet Location	Fair Value
Interest rate swap contracts, hedging (2)	$1,880	Derivatives, at fair value	$91
Interest rate lock contracts	$5,882	Derivatives, at fair value	$2
Forward contracts - residential mortgage lending	$274,319	Derivatives, at fair value	$1,856
Forward contracts - foreign currency, hedging (3)(4)	$31,565	Derivatives, at fair value	$712
Forward contracts - TBA securities	$26,000	Derivatives, at fair value	$81

Interest rate swap contracts, hedging	$1,880	Accumulated other comprehensive (income) loss	$43

(1)	The notional amount of our warrants is calculated by multiplying the number of shares available for purchase by exercise price.

(2)	Interest rate swap contracts are accounted for as cash flow hedges.

(3)	Notional amount presented on currency converted basis. The notional amount of our foreign currency hedging forward contracts was €27.7 million as of March 31, 2016.

(4)	Foreign currency forward contracts are accounted for as fair value hedges.

(Back to Index)

(Back to Index)

Fair Value of Derivative Instruments as of December 31, 2015:
(in thousands)

	Asset Derivatives
	Notional Amount	Balance Sheet Location	Fair Value
Interest rate lock agreements (1)	$105,385	Derivatives, at fair value	$1,224
Forward contracts - residential mortgage lending	$92,413	Derivatives, at fair value	$345
Forward contracts - foreign currency, hedging (2)(3)	$24,850	Derivatives, at fair value	$727
Forward contracts - TBA securities	$29,500	Derivatives, at fair value	$99
Warrants (4)	$553	Derivatives, at fair value	$1,051
	Liability Derivatives
	Notional Amount	Balance Sheet Location	Fair Value
Interest rate swap contracts, hedging (5)	$102,799	Derivatives, at fair value	$3,459
Interest rate lock agreements (6)	$505	Derivatives, at fair value	$3
Forward contracts - residential mortgage lending	$143,553	Derivatives, at fair value	$479
Forward contracts - TBA securities	$1,500	Derivatives, at fair value	$—

Interest rate swap contracts, hedging	$102,799	Accumulated other comprehensive (income) loss	$(3,471)

(1)	The notional amount of our interest rate lock agreements in an asset position is the pass-through weighted total commitments with a weighted average pass-through percentage of 85.9%.

(2)	Notional amount presented on currency converted basis. The notional amount of our foreign currency hedging forward contracts was €22.9 million as of December 31, 2015.

(3)	Foreign currency forward contracts are accounted for as fair value hedges.

(4)	The notional amount of our warrants is the calculated number of shares available for purchase.

(5)	Interest rate swap contracts are accounted for as cash flow hedges.

(6)	The notional amount of our interest rate lock agreements in a liability position is the pass-through weighted total commitments with a weighted average pass-through percentage of 19.5%.

The Effect of Derivative Instruments on the Statements of Operations for the
Three Months Ended March 31, 2016
(in thousands)

	Derivatives
	Statement of Operations Location	Realized and Unrealized Gain (Loss) (1)
Interest rate swap contracts, hedging	Interest expense	$95
Interest rate lock agreements	Net realized and unrealized gain (loss) on sales of investment securities available-for-sale and loans and derivatives	$2,175
Forward contracts - residential mortgage lending	Net realized and unrealized gain (loss) on sales of investment securities available-for-sale and loans and derivatives	$(1,482)
Forward contracts - foreign currency, hedging	Net realized and unrealized gain (loss) on sales of investment securities available-for-sale and loans and derivatives	$(1,116)
Forward contracts - TBA securities	Net realized and unrealized gain (loss) on sales of investment securities available-for-sale and loans and derivatives	$(481)
(1)Negative values indicate a decrease to the associated balance sheets or consolidated statements of operations line items.

(Back to Index)

(Back to Index)

The Effect of Derivative Instruments on the Statements of Operations for the
Three Months Ended March 31, 2015
(in thousands)

	Derivatives
	Statement of Operations Location	Realized and Unrealized Gain (Loss) (1)
Interest rate swap contracts, hedging	Interest expense	$1,634
Interest rate swap contracts, hedging	Net realized and unrealized gain (loss) on sales of investment securities available-for-sale and loans and derivatives	$112
Interest rate lock agreements	Net realized and unrealized gain (loss) on sales of investment securities available-for-sale and loans and derivatives	$2,759
Forward contracts - RMBS securities	Net realized and unrealized gain (loss) on sales of investment securities available-for-sale and loans and derivatives	$46
Forward contracts - residential mortgage lending	Net realized and unrealized gain (loss) on sales of investment securities available-for-sale and loans and derivatives	$283
Forward contracts - foreign currency, hedging	Net realized and unrealized gain (loss) on sales of investment securities available-for-sale and loans and derivatives	$3,638
Options - U.S. Treasury futures	Net realized and unrealized gain (loss) on sales of investment securities available-for-sale and loans and derivatives	$199
Forward contracts - TBA securities	Net realized and unrealized gain (loss) on sales of investment securities available-for-sale and loans and derivatives	$(115)

(1)Negative values indicate a decrease to the associated balance sheets or consolidated statements of operations line items.
On January 1, 2016, we deconsolidated RREF CDO 2006-1 and RREF CDO 2007-1 in accordance with guidance on consolidation. This resulted in the deconsolidation of six CRE interest rate swaps.
During the three months ended March 31, 2016, our CMBS interest rate swaps matured.
With interest rates projected to remain relatively low, the deconsolidation of six hedge contracts during the three months ended March 31, 2016, the maturity of two hedge contracts during the three months ended March 31, 2016, and the continued amortization of our swaps during 2016, we expect that the fair value of our interest rate swap hedges will continue to modestly improve in 2016.
As of March 31, 2016, we had one CRE interest rate swap with a fair value of $(91,000). The CRE swap was effective July 13, 2007 and matures on March 12, 2017. The CRE swap had a notional value of $1.9 million and a strike rate of 5.68% as of March 31, 2016. The CRE swap was benchmarked to one-month LIBOR.

(Back to Index)

(Back to Index)

Repurchase and Credit Facilities
Borrowings under our repurchase agreement facilities were guaranteed by us or one of our subsidiaries. The following table sets forth certain information with respect to our borrowings as of the periods indicated (dollars in thousands):

	March 31, 2016				December 31, 2015
	Outstanding Borrowings	Value of Collateral	Number of Positions as Collateral	Weighted Average Interest Rate	Outstanding Borrowings	Value of Collateral	Number of Positions as Collateral	Weighted Average Interest Rate
CMBS Term Repurchase Facility
Wells Fargo Bank (1)	$24,315	$30,274	23	1.65%	$25,656	$31,650	21	1.57%

CRE Term Repurchase Facilities
Wells Fargo Bank (2)	148,691	214,207	11	2.52%	123,937	179,169	9	2.39%
Morgan Stanley Bank (3)	106,809	154,810	8	3.05%	98,991	142,098	7	2.96%

Trust Certificates Term Repurchase Facility
RSO Repo SPE Trust 2015 (4)	26,265	89,181	1	5.94%	26,244	89,181	1	5.85%

Short-Term Repurchase Agreements - CMBS
Wells Fargo Securities, LLC	13,054	19,785	3	2.09%	13,548	19,829	3	1.93%
Deutsche Bank Securities, LLC	38,771	50,996	15	2.13%	43,859	59,518	17	2.1%

Residential Investments Term Repurchase Facility
Wells Fargo Bank	7,964	8,903	13	3.04%	782	835	1	2.75%

Residential Mortgage Financing Agreements
New Century Bank	43,000	55,845	197	3.24%	43,789	61,111	199	3.17%
Wells Fargo Bank	60,200	87,813	209	2.93%	42,030	59,841	166	3.03%
Totals	$469,069	$711,814			$418,836	$643,232

(1)	The Wells Fargo Bank CMBS term repurchase facility borrowing includes $1,000 and $2,000 of deferred debt issuance costs as of March 31, 2016 and December 31, 2015, respectively.

(2)	The Wells Fargo Bank CRE term repurchase facility borrowing includes $419,000 and $675,000 of deferred debt issuance costs as of March 31, 2016 and December 31, 2015, respectively.

(3)	The Morgan Stanley Bank CRE term repurchase facility includes $1.6 million and $1.7 million of deferred debt issuance costs as of March 31, 2016 and December 31, 2015, respectively.

(4)	The RSO Repo SPE Trust 2015 term repurchase facility includes $395,000 and $415,000 of deferred debt issuance costs as of March 31, 2016 and December 31, 2015, respectively.
We are in compliance with all financial covenants as defined in the respective agreements as of March 31, 2016.

Securitizations
As of March 31, 2016, we had executed eleven and currently retain equity in nine of those securitizations. Pertinent information about our securitizations that occurred during the first three months of 2016 is as follows:

•	On January 1, 2016, we deconsolidated RREF CDO 2006-1, RREF CDO 2007-1, and Apidos Cinco CDO in accordance with guidance on consolidation.

(Back to Index)

(Back to Index)

Senior Secured Revolving Credit Agreement
As of March 31, 2016, Northport LLC, our wholly-owned subsidiary, had $153.0 million outstanding on a syndicated senior secured revolving credit facility ("Northport Credit Facility") with JP Morgan as our agent bank. At March 31, 2016, there was an unused balance of $72.0 million on the Northport Credit Facility.
Amounts available to borrow under the Northport Credit Facility are subject to compliance with a borrowing base computation that applies different advance rates to different types of assets held by Northport LLC that are pledged as collateral. Under the Northport Credit Facility, we made certain customary representations and warranties and is required to comply with various covenants, including leverage restrictions, reporting requirements and other customary requirements for similar credit facilities. At March 31, 2016, we are in compliance with all covenants under the agreement. We guarantee Northport LLC's performance of its obligations under the Northport Credit Facility.
Equity
Total equity at March 31, 2016 was $787.6 million and gave effect to $3.4 million of unrealized losses on our cash flow hedges and $1.6 million of net unrealized losses on our available-for-sale portfolio, shown as a component of accumulated other comprehensive income.  Equity at December 31, 2015 was $826.8 million and gave effect to $3.5 million of unrealized losses on our cash flow hedges and $611,000 of net unrealized gains on our available-for-sale portfolio, shown as a component of accumulated other comprehensive income.  The decrease in equity during the three months ended March 31, 2016 was principally due to the deconsolidation of RREF CDO 2006-1, RREF CDO 2007-1, Apidos Cinco CDO, Pelium Capital and RCM Global as a result of the consolidation guidance on variable interest entities which we adopted on January 1, 2016. Equity also decreased due to stock repurchases and distributions on our common stock and preferred stock in excess of earnings.

Balance Sheet - Book Value Reconciliation

	Amount	Per Share
Book value at December 31, 2015, allocable to common shares (1)	$544,161	$17.63
Net income allocable to common shares	9,673	0.31

Change in other comprehensive income (loss):
Available-for-sale securities	(2,463)	(0.08)
Derivatives	3,429	0.11
Foreign currency conversion	62	—
Common dividends	(12,729)	(0.42)
Common dividends on unvested shares	(382)	(0.01)
Effect of fair value impact to retained earnings on deconsolidated VIE's (2)	(16,933)	(0.55)
Accretion from share repurchases during the period (3)	(7,284)	0.13
Accretion (dilution) from additional shares issued during the period and other (4)	1,195	—
Total net decrease	(25,432)	(0.51)
Book value at March 31, 2016, allocable to common shares (1)(5)	$518,729	$17.12

(1)
Per share calculations exclude unvested restricted stock, as disclosed on the consolidated balance sheet, of 910,790 and 691,369 shares as of March 31, 2016 and December 31, 2015, respectively. The denominator for the calculation is 30,306,625 and 30,871,355 as of March 31, 2016 and December 31, 2015, respectively.

(2)
Pursuant to updated accounting guidance adopted on January 1, 2016 on consolidation of variable interest entities, we deconsolidated and recorded fair value adjustments on RREF CDO 2006-1 of ($1.5 million) or ($0.05) per share, RREF CDO 2007-1 of ($9.8 million) or ($0.32) per share and Apidos Cinco CDO of ($5.6 million) or ($0.18) per share reflected in book value as of March 31, 2016.

(3)	Under our repurchase plan, we purchased 2.6 million shares for $33.2 million through March 31, 2016, including 643,000 shares or $7.3 million during the three months ended March 31, 2016.

(4)	Includes issuance of common shares from our dividend reinvestment plan of 4,000 shares and 82,000 net change of unvested shares of restricted stock.

(5)	Book value allocable to common shares is calculated as total stockholders' equity of $788.7 million less preferred stock equity of $270.0 million as of March 31, 2016.

(Back to Index)

Balance Sheet - Economic Book Value Reconciliation (2)

March 31, 2016
Total stockholders' equity per GAAP (1)	$788,706
Preferred stock equity	(269,977)
Stockholders' equity allocable to common shares	518,729

Add:
Deconsolidation of RREF CDO 2006-1 (3) (4)	1,024
Deconsolidation of RREF CDO 2007-1 (3) (4)	10,130
Deconsolidation of Apidos Cinco CDO (3) (4)	5,362
Net unrealized losses - investment securities available-for-sale and derivatives (5)	1,991
Economic book value	$537,236
Shares outstanding	30,306,625
Economic book value per share	$17.73

(1)	Book value allocable to common shares is calculated as total stockholders' equity of $788.7 million less preferred stock equity of $270.0 million as of March 31, 2016.

(2)
Our management views economic book value, a non-GAAP measure, as a useful and appropriate supplement to GAAP stockholders' equity and book value per share. This serves as an additional measure of our value because it facilitates evaluation of our balance sheet without the effects of unrealized losses on investments and derivatives, for which we expect to recover net realizable value at maturity, in excess of our value at risk. Unrealized losses that are in excess of our maximum value at risk and unrealized net discounts on loans and securities are added back to stockholders' equity in arriving at economic book value. Economic book value should be reviewed in connection with GAAP stockholders' equity as set forth in our consolidated balance sheets, to help analyze our value to investors. Economic book value is defined in various ways throughout the REIT industry. Investors should consider these differences when comparing our economic book value to that of other REITs.

(3)
Effective January 1, 2016, we deconsolidated RREF CDO 2006-1, RREF CDO 2007-1 and Apidos Cinco CDO upon the adoption of new accounting guidance. We retain investment securities and preferred interests in the CDO vehicles, which we account for as investments securities, available-for-sale. The reduction to retained earnings of $16.9 million represents the effect of marking these investments to market as of the date of the required adoption and represents discounts to par due to illiquidity premiums and other market forces and are expected to be recovered over time as the investments approach their respective maturities.

(4)
We will recognize the excess of all cash flows attributable to the beneficial interest estimated at the date of the required adoption over the fair value of the investment (the accretable yield) at January 1, 2016, as interest income over the life of the beneficial interest using the effective interest method. The cash flows are subject to changes in prepayment speeds and potential impairments of the underlying investments, which would have an impact on the net realizable value and future income. These assumptions are reviewed quarterly.

(5)
We add back unrealized net accretion of securities that will be accreted into interest income over the lives of the securities using the effective interest method, adjusted for the effects of estimated prepayments. If the investment is purchased at a discount or at a premium, the effective interest is computed based on the contractual interest rate increased for the accretion of a purchase discount or decreased for the amortization of a purchase premium. The effective interest method requires us to make estimates of future prepayment rates for its investments that can be contractually prepaid before their contractual maturity date so that the purchase discount can be accreted, or the purchase premium can be amortized, over the estimated remaining life of the investment. The cash flows are subject to changes in prepayment speeds and potential impairments of the underlying investments, which would have an impact on the net realizable value and future income. These assumptions are reviewed quarterly.

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
Management believes that FFO and AFFO are appropriate measures of our operating performance in that they are frequently used by analysts, investors and other parties in the evaluation of REITs. Management uses FFO and AFFO as measures of its operating performance, and believes they are also useful to investors because they facilitate an understanding of our operating performance apart from non-cash and non-recurring items, which may not necessarily be indicative of current operating performance and that may not allow accurate period to period comparisons of our operating performance.
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

(Back to Index)

(Back to Index)

The following table reconciles GAAP net income (loss) to FFO and AFFO for the periods presented (in thousands):

	For the Three Months Ended
	March 31,
	2016	Per Share Data	2015	Per Share Data
Net income (loss) allocable to common shares - GAAP	$9,673	$0.31	$9,402	$0.28
Adjustments:
(Gains) losses on sales of property (1)	(21)	—	22	—
FFO allocable to common shares	9,652	0.31	9,424	0.28
Adjustments:
Non-cash items:
Provision (recovery) for loan losses	144	0.01	3,624	0.11
Amortization of deferred costs (non real estate) and intangible assets	3,170	0.10	2,867	0.09
Amortization of discount on convertible senior notes	709	0.02	316	0.01
Equity investment (gains) losses	(1,411)	(0.05)	(52)	—
Share-based compensation	1,263	0.04	995	0.03
Impairment losses	—	—	59	—
Unrealized losses (gains) on CMBS marks - linked transactions (2)	—	—	(235)	(0.01)
Unrealized (gains) losses on trading portfolio	65	—	(1,164)	(0.04)
Unrealized (gains) losses on FX transactions	(165)	(0.01)	(659)	(0.02)
Unrealized (gains) losses on derivatives	(1,378)	(0.04)	1,075	0.03
Loss on resale of debt	—	—	900	0.03
Change in mortgage servicing rights valuation reserve	2,500	0.09	550	0.02
Change in residential loan warranty reserve	119	—	—	—
Other adjustments	—	—	399	0.01
REIT tax planning adjustments	—	—	317	0.01
Cash items:
Gains (losses) on sale of property (1)	21	—	(22)	—
Gains (losses) on extinguishment of debt	—	—	2,880	0.09
AFFO allocable to common shares	$14,689	$0.47	$21,274	$0.64

Weighted average shares – diluted	31,038		33,076

AFFO per share – diluted	$0.47		$0.64

(1)	Amount represents gains/losses on sales of owned real estate as well as sales of joint venture real estate interests that were recorded by us on an equity basis.

(2)	Due to a change in accounting guidance, as of January 1, 2015, the concept of linked transactions no longer exists.

(Back to Index)

(Back to Index)

Liquidity and Capital Resources
During the three months ended March 31, 2016, our principal sources of liquidity were: liquidation of our investment in CVC Global Opportunities Fund, LP which returned $8.6 million of principal in January 2016, proceeds from our CRE securitizations which purchased future funding commitments utilizing repaid principal of $5.8 million in January 2016, $105.1 million of repayments on our Northport middle market loan portfolio and cash flow from operations. These sources of liquidity principally constitute our $71.4 million of unrestricted cash at March 31, 2016.  In addition, we had capital available through a CMBS term facility to help finance the purchase of CMBS securities of $75.7 million and $392.9 million combined from two CRE term facilities for the origination of commercial real estate loans.
In June 2014, we entered into a master repurchase and securities agreement with Wells Fargo Bank, NA.  The agreement allowed for the transfer of our rights, title and interest in certain residential mortgage backed securities and certificates of trust to Wells Fargo in exchange for the transfer of funds by Wells Fargo to us.  The agreement also allows for Wells Fargo to transfer back to us those assets at either a certain date or on demand in exchange for the return of funds from us to Wells Fargo. On August 21, 2015, we amended the agreement with Wells Fargo to extend the facility's termination date to October 20, 2015, and reduced the facility's maximum borrowing amount with respect to certificates of trust from $165.0 million to $75.0 million, with no other material changes to the agreement. During the third quarter, Wells Fargo informed us they were no longer able to waive unused fees on the facility, which drove our decision to reduce the facility's maximum capacity. The facility currently charges an unused fee of 25 basis points on the difference between a threshold equal to 40% of the maximum borrowing amount with respect to certificates of trust and the average daily borrowing balance of that month.
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
During the second quarter 2015, we entered into the first and second amendments of Northport TRS LLC's Senior Secured Revolving Credit Agreement, or Northport Credit Facility, which increased the original commitment from $225.0 million to $300.0 million and secured $85.0 million of additional availability, bringing the total available under the Northport Credit Facility to $225.0 million as of March 31, 2016. As of March 31, 2016, $153.0 million was outstanding on the Northport Credit Facility. Under the first amendment both the ability to access to draws on the Northport Credit Facility and maturity have been extended six months until March 31, 2018 and March 31, 2019, respectively. At March 31, 2016, there was an unused balance of $72.0 million on the facility.
During the year ended December 31, 2015, our principal sources of liquidity were: net proceeds from our 8.0% convertible notes offering on January 13, 2015, of $97.0 million, the return of equity at the close of RCC 2015-CRE3 on February 24, 2015 of $78.0 million, the return of equity at the close of RCC 2015-CRE4 on August 18, 2015 of $29.7 million, liquidation of Moselle CLO S.A. which returned $30.0 million (which includes $1.0 million of proceeds from forward currency contracts), liquidation of Apidos CDO III in June 2015 which returned $12.8 million of principal, cash flow from operations and $3.0 million of net proceeds from the sale of our 8.25% Series B Preferred Stock through ITSour at the market, or ATM, program in January 2015. These sources of liquidity principally constitute our $78.8 million of unrestricted cash at December 31, 2015.  In addition, we had capital available through a CMBS term facility to help finance the purchase of CMBS securities of $74.4 million and $425.0 million combined from two CRE term facilities for the origination of commercial real estate loans.
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

(Back to Index)

(Back to Index)

Since December 2013, we have been meeting a significant portion of our debt funding requirements for CRE loans through securitizations. In February 2015, we closed a $346.2 million CRE securitization, and in August 2015, we closed a $312.9 million CRE securitization, which brings our total to just in excess of $1.3 billion of mortgage loans financed during that period. We expect to derive substantial operating cash from our equity investments in the four newest securitizations, which do not have the same asset and interest coverage tests as are required by our CDOs. These CRE securitizations do not have reinvestment periods; however, principal payments, for a stipulated period, may be used to purchase funding participations with respect to existing collateral held outside of the securitizations. This will allow us to recycle some capital repaid and convert the designated principal for funded companion participation acquisition cash which would otherwise be used to pay down the most senior notes and reduce leverage and potential returns within the securitization.
Historically, we have financed a substantial portion of our portfolio investments through securitized notes that essentially match the maturity and repricing dates of these financing vehicles with the maturities and repricing dates of our investments, and, in view of current market conditions, we expect to continue to seek securitization financing for at least the next 12 months.  We derive substantial operating cash from our equity investments in our securitizations which, if the securitizations fail to meet certain tests, will cease.  Through March 31, 2016, we have not experienced difficulty in maintaining our existing securitized note financing and have passed all of the critical tests required by these financings.  However, we cannot assure you that we will continue securitization financing to meet all such critical tests in the future.  If we are unable to renew, replace or expand our sources of existing financing on substantially similar terms, we may be unable to implement our investment strategies successfully and may be required to liquidate portfolio investments.  If required, a sale of portfolio investments could be at prices lower than the carrying value of such assets, which would result in losses and reduced income.
The following table sets forth the distributions made and coverage test summaries for each of our securitizations for the periods presented (in thousands):

Name	Cash Distributions		Annualized Interest Coverage Cushion	Overcollateralization Cushion
	Three Months Ended March 31,	Year Ended December 31,	As of March 31,	As of March 31,	As of Initial Measurement Date
	2016	2015	2016 (1) (2)	2016 (3)
Apidos Cinco CDO (4)	$983	$6,336	$4,908	$20,185	$17,774
RREF CDO 2006-1 (4)	$1,039	$3,451	$2,015	$72,736	$24,941
RREF CDO 2007-1 (4)	$414	$6,102	$109	$76,544	$26,032
RCC CRE Notes 2013	$1,192	$9,129	N/A	N/A	N/A
RCC 2014-CRE2 (5)	$3,325	$15,826	N/A	$43,587	$20,663
RCC 2015-CRE3 (6)	$2,942	$9,186	N/A	$14,530	$20,313
RCC 2015-CRE4 (7)	$2,975	$3,291	N/A	$9,397	$9,397
Moselle CLO S.A. (8)	$183	$29,099	N/A	N/A	N/A

(1)	Interest coverage includes annualized amounts based on the most recent trustee statements.

(2)
Interest coverage cushion represents the amount by which annualized interest income expected exceeds the annualized amount payable on all classes of securitization notes senior to the Company's preference shares.

(3)	Overcollateralization cushion represents the amount by which the collateral held by the securitization issuer exceeds the maximum amount required.

(4)	Apidos Cinco CDO, RREF CDO 2006-1, and RREF CDO 2007-1 were deconsolidated as a result of the new consolidation accounting guidance adopted effective January 1, 2016.

(5)
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

(7)
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

(Back to Index)

(Back to Index)

At March 31, 2016, our liquidity is derived from three primary sources:

•	unrestricted cash and cash equivalents of $71.4 million and restricted cash of $540,000 in margin call accounts;

•	capital available for reinvestment in two of our CRE securitizations of $7.6 million; and

•
loan principal repayments of $222,000 that will pay down outstanding CLO note balances, as well as interest collections of $141,000. In addition, we had $195,000 in restricted deposits related to certain of our investments.

In addition, we had $251.1 million and $141.8 million, respectively, available through two term financing facilities to finance the origination of CRE loans and $75.7 million available through a term financing facility to finance the purchase of CMBS. We also had $72.0 million available through a middle market syndicated revolving credit facility to finance the direct origination of middle market loans and purchase of syndicated bank loans.
Our leverage ratio may vary as a result of the various funding strategies we use.  As of March 31, 2016 and December 31, 2015, our leverage ratio was 2.0 times and 2.3 times, respectively.  Our leverage has decreased primarily as a result of the deconsolidation of RREF CDO 2006-1, RREF CDO 2007-1 and Apidos Cinco CDO offset by the reduction of stockholder's equity due to the fair value adjustment recorded through retained earnings on those deconsolidated entities, as well as repurchases of our common stock and Series B preferred stock.
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
The following tables presents the legacy securitizations' (deconsolidated at January 1, 2016) remaining equity as of March 31, 2016:

Name of Securitization	Fair Value of Asset Collateral	Cash	Total Assets	Outstanding Notes Held by Third Parties (at par)	Net Equity Held by RSO
RREF CDO 2006-1 (1)	$75,718	$—	$75,718	$17,136	$58,582
RREF CDO 2007-1 (2)	$198,291	$—	$198,291	$85,077	$113,214
Apidos Cinco CDO	$130,714	$2,022	$132,736	$113,572	$19,164

(1)
In subsequent periods, we purchased notes at substantial discounts to par and certain of those notes had either been repaid or canceled.  Of those repurchased notes that have not been repaid or canceled, cash gains on the extinguishment of debt of $21.4 million has not been recognized in AFFO as of March 31, 2016 on $32.4 million of notes purchased at a weighted average price of $33.85.

(2)
In subsequent periods, we purchased notes at substantial discounts to par and certain of those notes had either been repaid or canceled.  Of those repurchased notes that have not been repaid, cash gains on the extinguishment of debt of $13.8 million has not been recognized in AFFO as of March 31, 2016 on $20.3 million of notes purchased at a weighted average price of $31.81.  Additionally, of those notes that were not canceled and included  in the net equity held by RSO are $26.0 million of notes purchased at a weighted average price of $32.40 with $17.6  million that has not been recognized in AFFO as of March 31, 2016.

(Back to Index)

(Back to Index)

Distributions
In order to maintain our qualification as a REIT and to avoid corporate-level income tax on our income, we intend to make regular quarterly distributions of all or substantially all of our net REIT taxable income to holders of our common stock.  This requirement can impact our liquidity and capital resources.
The following tables present dividends declared (on a per share basis) for the three months ended March 31, 2016 and the year ended December 31, 2015.

Common Stock
	Date Paid	Total Dividend Paid	Dividend Per Share
		(in thousands)
2016
March 31	April 28	$13,073	$0.42
2015
March 31	April 28	$21,444	$0.64
June 30	July 28	$21,426	$0.64
September 30	October 28	$20,667	$0.64
December 31	January 28, 2016	$13,274	$0.42

Preferred Stock
Series A				Series B			Series C
	Date Paid	Total Dividend Paid	Dividend Per Share	Date Paid	Total Dividend Paid	Dividend Per Share	Date Paid	Total Dividend Paid	Dividend Per Share
		(in thousands)			(in thousands)			(in thousands)
2016
March 31	May 2	$568	$0.531250	May 2	$2,859	$0.515625	May 2	$2,588	$0.539063
2015
March 31	April 30	$568	$0.531250	April 30	$2,960	$0.515625	April 30	2,588	0.539063
June 30	July 30	$568	$0.531250	July 30	$2,960	$0.515625	July 30	$2,588	$0.539063
September 30	October 30	$568	$0.531250	October 30	$2,960	$0.515625	October 30	$2,588	$0.539063
December 31	February 1, 2016	$568	$0.531250	February 1, 2016	$2,960	$0.515625	February 1, 2016	$2,588	$0.539063

(Back to Index)

(Back to Index)

Contractual Obligations and Commitments

	Contractual Commitments (8)
	(dollars in thousands)
	Payments due by Period
	Total	Less than 1 year	1 - 3 years	3- 5 years	More than 5 years
CRE Securitizations	$725,109	—	$—	$—	$725,109
Repurchase Agreements(1)	469,069	442,804	26,265	—	—
Unsecured Junior Subordinated Debentures (2)	51,467	—	—		51,467
6.0 % Convertible Notes (3)	110,503	—	110,503	—	—
8.0 % Convertible Notes (4)	95,670	—	—	95,670	—
Unfunded Commitments on CRE Loans (5)	102,464	—	102,464	—	—
Revolver Draws Available on Middle Market Loans (6)	4,949	—	1,905	3,044	—
Base Management Fees (7)	12,234	12,234	—	—	—
Senior Secured Revolving Credit Facility	150,207	—	—	150,207	—
Pearlmark Mezz IV L.P. (9)	41,412	—	—	41,412	—
Total	$1,763,084	$455,038	$241,137	$290,333	$776,576

(1)	Contractual commitments include $497,000 of interest expense payable through the maturity dates on our repurchase agreements.

(2)
Contractual commitments do not include $32.1 million and $32.8 million of estimated interest expense payable through the maturity dates of June 2036 and October 2036, respectively, on our trust preferred securities.

(3)	Contractual commitments do not include $21.0 million of interest expense payable through the maturity date of December 1, 2018 on our 6.0% Convertible Senior Notes.

(4)	Contractual commitments do not include $32.5 million of interest expense payable through the maturity date of January 15, 2020 on our 8.0% Convertible Senior Notes.

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

(8)	Contractual commitments on borrowings are presented net of deferred debt issuance costs.

(9)
We have committed up to $50.0 million in Pearlmark Mezzanine Realty Partners IV, L.P. The commitment termination date ends the earlier of when the original commitment is fully funded, or the fifth anniversary of the final closing date, June 24, 2015

At March 31, 2016, we had one interest rate swap contract with a notional value of $1.9 million.  This contract is a fixed-for-floating interest rate swap agreement under which we contracted to pay a fixed rate of interest for the term of the hedge and will receive a floating rate of interest.  As of March 31, 2016, the average fixed pay rate of our interest rate hedges was 5.68% and our receive rate was one-month LIBOR, which was 0.44%.
Off-Balance Sheet Arrangements
General
As of March 31, 2016, we did not maintain any relationships with unconsolidated entities or financial partnerships that were established for the purpose of facilitating off-balance sheet arrangements or contractually narrow or limited purposes, although we do have interests in unconsolidated entities not established for those purposes. Except as set forth below, as of March 31, 2016, we had not guaranteed obligations of any such unconsolidated entities or entered into any commitment or letter of intent to provide additional funding to any such entities.

(Back to Index)

Unfunded Commercial Real Estate Loan Commitments
In the ordinary course of business, we make commitments to borrowers whose loans are in our commercial real estate loan portfolio to provide additional loan funding in the future. These commitments generally fall into two categories: (1) pre-approved capital improvement projects; and (2) new or additional construction costs. Disbursement of funds pursuant to these commitments is subject to the borrower meeting pre-specified criteria. Upon disbursement of funds, we receive loan interest income on any such advanced funds. As of March 31, 2016, we had 48 loans with unfunded commitments totaling $102.5 million, of which $947,000 will be funded by restricted cash in RCC CRE Notes 2013 and $6.7 million will be funded by restricted cash at RCC 2015-CRE3; we intend to fund the remaining $94.9 million through principal repayments on other loans in our portfolio and the ability to fund in our newest securitizations within a specified time period and cash flow from normal operating activities. These commitments are subject to the same underwriting requirements and ongoing portfolio maintenance as are the on-balance sheet financial instruments that we hold. Since these commitments may expire without being drawn upon, the total commitment amount does not necessarily represent future cash requirements.
Unfunded Middle Market Loan Commitments
During the year ended December 31, 2013, we began originating middle-market loans through RCC Commercial, Inc. and Resource TRS, LLC. In September 2014, RCC Commercial and Resource TRS, LLC transferred all of the middle-market loans to a newly formed subsidiary of ours, Northport LLC. Resource America is paid origination fees in connection with our middle-market lending operations, and such fees may not exceed 2% of the loan balance for any loan originated. The executed agreements between us and borrowers within our portfolio contain commitments to provide additional loan funding in the future. These commitments generally fall into two categories: (1) revolving credit facility; and (2) unfunded commitments. Disbursement of funds pursuant to these commitments are subject to the borrower meeting pre-specified criteria and in some instances at our discretion. Upon disbursement of funds, we receive loan interest income on any such advanced funds. As of March 31, 2016, we had two loans with unfunded commitments totaling $4.9 million, all of which would be funded by Northport LLC. We intend to fund these commitments through cash flow from normal operating activities. Since these commitments may expire without being drawn upon, the total commitment amount does not necessarily represent future cash requirements.

ITEM 3 .	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
As of March 31, 2016, the primary component of our market risk was interest rate risk, as described below. While we do not seek to avoid risk completely, we do seek to assume risk that can be quantified from historical experience, to actively manage that risk, to earn sufficient compensation to justify assuming that risk and to maintain capital levels consistent with the risk we undertake or to which we are exposed.
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

(Back to Index)

The following sensitivity analysis tables present, at March 31, 2016 and December 31, 2015, the estimated impact on the fair value of our interest rate-sensitive investments and liabilities of changes in interest rates, assuming rates instantaneously fall 100 basis points and rise 100 basis points (dollars in thousands):

	March 31, 2016
	Interest rates fall 100 basis points	Unchanged	Interest rates rise 100 basis points
CMBS – private placement (1):
Fair value	$79,057	$78,561	$78,075
Change in fair value	$496		$(486)
Change as a percent of fair value	0.63%		(0.62)%

Hedging instruments:
Fair value	$(101)	$(91)	$(73)
Change in fair value	$(10)		$18
Change as a percent of fair value	(10.99)%		19.78%

	December 31, 2015
	Interest rates fall 100 basis points	Unchanged	Interest rates rise 100 basis points
CMBS – private placement (1):
Fair value	$145,175	$144,178	$143,201
Change in fair value	997		(977)
Change as a percent of fair value	0.69%		(0.68)%

Hedging instruments:
Fair value	$(4,713)	$(3,459)	$(1,704)
Change in fair value	(1,254)		1,755
Change as a percent of fair value	(36.25)%		50.74%

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
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting during the three months ended March 31, 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

(Back to Index)

(Back to Index)

PART II

ITEM 1.	LEGAL PROCEEDINGS

In September 2015, Daren Levin filed a putative class action in the United States District Court for the Southern District of New York on behalf of all persons who purchased our common stock between March 2, 2015 and August 4, 2015.  In November 2015, the Court appointed Douglas Drees as the lead plaintiff in the action, and thereafter entered a stipulation and order directing the lead plaintiff to file an amended complaint.  In February 2016, the lead plaintiff filed an amended complaint, alleging that we and certain of our officers and directors materially misrepresented certain risks of our commercial loan portfolio and our processes and controls for assessing the quality of our portfolio.  Based on these allegations, the amended complaint asserts claims for violation of the securities laws and seeks a variety of relief, including unspecified monetary damages as well as costs and attorneys’ fees.  We believe the amended complaint is without merit and intend to defend ourselves vigorously. In April 2016, we filed a motion to dismiss the amended complaint, which remains pending.

              In December 2015, Josh Reaves filed a shareholder derivative suit in the Supreme Court of New York alleging that our directors and certain officers breached their fiduciary duties by causing us to misrepresent certain risks of our commercial loan portfolio, by failing to employ adequate internal and financial controls, and by failing to disclose the alleged internal control deficiencies.  The complaint purports to seek relief on behalf of us for unspecified damages as well as costs and attorneys’ fees.  We believe that the plaintiff, who failed to make a pre-suit demand on the board of directors, lacks standing to assert claims derivatively on our behalf, and we intend to respond accordingly. In April 2016, the parties entered into a stipulation staying this proceeding until such time as the court has ruled on the pending motion to dismiss the Levin action referenced above or certain other triggering events occur.
PCM is a party to various claims and legal proceedings at various times. If PCM believes that a loss arising from any of these matters is probable and can be reasonably estimated, the loss is recorded. Some of these claims may relate to claims for repurchases or indemnifications on loans that PCM has sold to investors.  Such claims are included in the reserve for mortgage repurchases and indemnifications. There was no additional accrual for litigation outcomes as of March 31, 2016 or December 31, 2015.
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

(Back to Index)

(Back to Index)

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

99.3(a)	Master Purchase Agreement by and between RCC Real Estate SPE 5, LLC, as, master seller, and Deutsche Bank AG, Cayman Islands Branch, as buyer, dated as of July 19, 2013. (24)

(Back to Index)

(Back to Index)

99.4(a)	Master Repurchase and Securities Contract dated as of June 20, 2014 with Well Fargo Bank, National Association. (5)
99.4(b)	Guaranty Agreement dated as of June 20, 2014, made by Resource Capital Corp., as guarantor, in favor of Wells Fargo Bank, National Association. (5)
99.5(a)	Master Repurchase and Securities Contract Agreement between RCC Real Estate 6, LLC and Morgan Stanley Bank, NA, dated as of September 10, 2015. (30)
99.5(b)	Guarantee dated as of September 10, 2015, made by Resource Capital Corp., as guarantor, in favor of Morgan Stanley Bank, N.A. (30)
101	Interactive Data Files.

(1)	Filed previously as an exhibit to the Company’s registration statement on Form S-11, Registration No. 333-126517.
(2)	Filed previously as an exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2006.
(3)	Filed previously as an exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2006.
(4)	Filed previously as an exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2013.
(5)	Filed previously as an exhibit to the Company’s Current Report on Form 8-K filed on June 26, 2014.
(6)	Filed previously as an exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2009.
(7)	Filed previously as an exhibit to the Company’s Proxy Statement filed on April 16, 2014.
(8)	Filed previously as an exhibit to the Company’s Registration Statement on Form S-11 (File No. 333-132836).
(9)	Filed previously as an exhibit to the Company’s Registration Statement on Form 8-A filed on June 9, 2014.
(10)	Filed previously as an exhibit to the Company’s Annual Report on Form 10-K for the year ended December 31, 2010.
(11)	Filed previously as an exhibit to the Company’s Current Report on Form 8-K filed on March 2, 2011.
(12)	Filed previously as an exhibit to the Company’s Current Report on Form 8-K filed on February 4, 2014.
(13)	Filed previously as an exhibit to the Company’s Annual Report on Form 10-K for the year ended December 31, 2012 filed on March 18, 2013.
(14)	Filed previously as an exhibit to the Company’s Current Report on Form 8-K filed on March 2, 2012.
(15)	Filed previously as an exhibit to the Company’s Current Report on Form 8-K filed on June 13, 2012.
(16)	Filed previously as an exhibit to the Company’s registration statement on Form 8-A filed on June 8, 2012.
(17)	Filed previously as an exhibit to the Company’s Current Report on Form 8-K filed on June 29, 2012.
(18)	Filed previously as an exhibit to the Company's Registration Statement on Form 8-A filed on September 28, 2012.
(19)	Filed previously as an exhibit to the Company's Current Report on Form 8-K filed on September 23, 2014.
(20)	Filed previously as an exhibit to the Company's Current Report on Form 8-K filed on January 13, 2015.
(21)	Filed previously as an exhibit to the Company's Current Report on Form 8-K filed on October 1, 2012.
(22)	Filed previously as an exhibit to the Company Current Report on Form 8-K filed on March 19, 2013.
(23)	Filed previously as an exhibit to the Company's Current Report on Form 8-K filed on April 8, 2013.
(24)	Filed previously as an exhibit to the Company's Current Report on Form 8-K filed on July 25, 2013.
(25)	Filed previously as an exhibit to the Company's Current Report on Form 8-K filed on October 21, 2013.
(26)	Filed previously as an exhibit to the Company's Current Report on Form 8-K filed on November 20, 2014.
(27)	Filed previously as an exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2014.
(28)	Filed previously as an exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2015.
(29)	Filed previously as an exhibit to the Company's Current Report on Form 8-K filed on September 1, 2015.
(30)	Filed previously as an exhibit to the Company's Current Report on Form 8-K filed on September 16, 2015.

(Back to Index)

(Back to Index)

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

RESOURCE CAPITAL CORP.
(Registrant)

May 10, 2016	By:	/s/ David J. Bryant
David J. Bryant
Senior Vice President
Chief Financial Officer and Treasurer

May 10, 2016	By:	/s/ Eldron C. Blackwell
Eldron C. Blackwell
Vice President
Chief Accounting Officer

(Back to Index)