Form 10-Q
period 2016-06-30
Resource Capital Corp.
filed 2016-08-09
CIK 1332551

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2016
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  ☐ Yes ☑ No
The number of outstanding shares of the registrant’s common stock on August 4, 2016 was 31,165,637 shares.

(Back to Index)

RESOURCE CAPITAL CORP. AND SUBSIDIARIES
INDEX TO QUARTERLY REPORT
ON FORM 10-Q

(Back to Index)

(Back to Index)

PART I
ITEM 1.    FINANCIAL STATEMENTS
RESOURCE CAPITAL CORP. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share data)

	June 30, 2016	December 31, 2015
	(unaudited)
ASSETS (1)
Cash and cash equivalents	$65,167	$78,756
Restricted cash	6,823	40,635
Investment securities, trading	3,982	25,550
Investment securities available-for-sale, pledged as collateral, at fair value	88,122	162,306
Investment securities available-for-sale, at fair value	167,158	45,782
Loans held for sale ($161.1 million and $94.5 million at fair value)	420,308	95,946
Loans, pledged as collateral and net of allowances of $1.4 million and $47.1 million	1,476,880	2,160,751
Investments in unconsolidated entities	76,801	50,030
Derivatives, at fair value	6,133	3,446
Interest receivable	8,868	14,009
Deferred tax asset, net	16,916	12,646
Principal paydown receivable	8,100	17,941
Direct financing leases, net of allowances of $0.5 million	665	931
Intangible assets	26,726	26,228
Prepaid expenses	5,058	3,180
Other assets	12,137	22,295
Total assets	$2,389,844	$2,760,432
LIABILITIES (2)
Borrowings	$1,575,219	$1,895,288
Distribution payable	17,060	17,351
Accrued interest expense	5,282	5,604
Derivatives, at fair value	3,084	3,941
Accrued tax liability	139	549
Accounts payable and other liabilities	12,629	10,939
Total liabilities	1,613,413	1,933,672
EQUITY
Preferred stock, par value $0.001: 10,000,000 shares authorized 8.50% Series A cumulative redeemable preferred shares, liquidation preference $25.00 per share 1,069,016 and 1,069,016 shares issued and outstanding	1	1
Preferred stock, par value $0.001: 10,000,000 shares authorized 8.25% Series B cumulative redeemable preferred shares, liquidation preference $25.00 per share 5,544,579 and 5,740,479 shares issued and outstanding	6	6
Preferred stock, par value $0.001: 10,000,000 shares authorized 8.625% Series C cumulative redeemable preferred shares, liquidation preference $25.00 per share 4,800,000 and 4,800,000 shares issued and outstanding	5	5
Common stock, par value $0.001: 125,000,000 shares authorized; 31,163,780 and 31,562,724 shares issued and outstanding (including 655,775 and 691,369 unvested restricted shares)	31	32
Additional paid-in capital	1,218,340	1,228,346
Accumulated other comprehensive income (loss)	700	(2,923)
Distributions in excess of earnings	(441,522)	(406,603)
Total stockholders’ equity	777,561	818,864
Non-controlling interests	(1,130)	7,896
Total equity	776,431	826,760
TOTAL LIABILITIES AND EQUITY	$2,389,844	$2,760,432

(Back to Index)

(Back to Index)

RESOURCE CAPITAL CORP. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS - (Continued)
(in thousands, except share and per share data)

	June 30, 2016	December 31, 2015
	(unaudited)
(1) Assets of consolidated Variable Interest Entities ("VIEs") included in the total assets above:
Cash and cash equivalents	$—	$95
Restricted cash	6,595	39,061
Investment securities available-for-sale, pledged as collateral, at fair value	—	66,137
Loans held for sale	—	1,475
Loans, pledged as collateral and net of allowances of $1.0 million and $42.8 million	942,182	1,416,441
Interest receivable	3,767	6,592
Prepaid expenses	42	238
Principal paydown receivable	8,100	17,800
Other assets	41	833
Total assets of consolidated VIEs	$960,727	$1,548,672

(2) Liabilities of consolidated VIEs included in the total liabilities above:
Borrowings	$634,553	$1,032,581
Accrued interest expense	549	923
Derivatives, at fair value	—	3,346
Accounts payable and other liabilities	157	(117)
Total liabilities of consolidated VIEs	$635,259	$1,036,733

The accompanying notes are an integral part of these statements
(Back to Index)

(Back to Index)

RESOURCE CAPITAL CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except share and per share data)
(unaudited)

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2016	2015	2016	2015
REVENUES
Interest income:
Loans	$31,365	$29,759	$65,477	$62,422
Securities	4,291	5,500	9,089	9,552
Leases	39	163	(15)	258
Interest income - other	2,307	1,119	3,548	1,951
Total interest income	38,002	36,541	78,099	74,183
Interest expense	18,636	15,803	34,407	30,705
Net interest income	19,366	20,738	43,692	43,478
Dividend income	18	17	35	33
Fee income	103	2,816	(598)	3,986
Total revenues	19,487	23,571	43,129	47,497
OPERATING EXPENSES
Management fees - related party	3,099	3,500	7,136	7,060
Equity compensation - related party	1,415	791	2,678	1,786
Rental operating expense	—	—	—	6
Lease operating	1	24	4	47
General and administrative	11,153	9,994	21,223	19,605
Depreciation and amortization	504	621	1,145	1,186
Impairment losses	—	—	—	59
Provision (recovery) for loan and lease losses	12,099	38,810	12,136	42,800
Total operating expenses	28,271	53,740	44,322	72,549

	(8,784)	(30,169)	(1,193)	(25,052)
OTHER INCOME (EXPENSE)
Equity in earnings of unconsolidated subsidiaries	2,696	662	4,918	1,368
Net realized and unrealized gain (loss) on sales of investment securities available-for-sale and loans and derivatives	6,946	9,580	11,774	22,187
Net realized and unrealized gain (loss) on investment securities, trading	183	279	328	2,353
Unrealized gain (loss) and net interest income on linked transactions, net	—	—	—	235
(Loss) on reissuance/gain on extinguishment of debt	—	(171)	—	(1,071)
(Loss) gain on sale of real estate	—	22	(3)	—
Total other income (expense)	9,825	10,372	17,017	25,072

INCOME (LOSS) BEFORE TAXES	1,041	(19,797)	15,824	20
Income tax (expense) benefit	3,488	(2,918)	2,725	(4,765)
NET INCOME (LOSS)	4,529	(22,715)	18,549	(4,745)

The accompanying notes are an integral part of these statements
(Back to Index)

(Back to Index)

RESOURCE CAPITAL CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS - (Continued)
(in thousands, except share and per share data)
(unaudited)

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2016	2015	2016	2015
Net (income) loss allocated to preferred shares	(6,014)	(6,116)	(12,062)	(12,207)
Carrying value in excess of consideration paid for preferred shares	(111)	—	1,500	—
Net (income) loss allocable to non-controlling interest, net of taxes	60	(2,180)	150	(4,657)
NET INCOME (LOSS) ALLOCABLE TO COMMON SHARES	$(1,536)	$(31,011)	$8,137	$(21,609)
NET INCOME (LOSS) PER COMMON SHARE – BASIC	$(0.05)	$(0.94)	$0.27	$(0.66)
NET INCOME (LOSS) PER COMMON SHARE – DILUTED	$(0.05)	$(0.94)	$0.26	$(0.66)
WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING - BASIC	30,410,451	32,852,316	30,505,428	32,833,426
WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING - DILUTED	30,410,451	32,852,316	30,724,272	32,833,426

The accompanying notes are an integral part of these statements
(Back to Index)

(Back to Index)

RESOURCE CAPITAL CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(in thousands)
(unaudited)

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2016	2015	2016	2015
Net income (loss)	$4,529	$(22,715)	$18,549	$(4,745)
Other comprehensive income (loss):
Reclassification adjustment for realized (gains) losses on available-for-sale securities included in net income	(897)	(4,076)	(596)	(10,334)
Unrealized gains (losses) on available-for-sale securities, net	3,518	(1,699)	2,200	1,424
Reclassification adjustments associated with unrealized gains (losses) from interest rate hedges included in net income	(116)	36	(55)	126
Unrealized gains on derivatives, net	90	1,237	117	2,379
Foreign currency translation adjustments	—	—	—	429
Total other comprehensive income (loss)	2,595	(4,502)	1,666	(5,976)
Comprehensive income (loss) before allocation to non-controlling interests and preferred shares	7,124	(27,217)	20,215	(10,721)
Unrealized (gains) losses on available-for-sale securities allocable to non-controlling interests	—	470	—	1,277
Net (income) loss allocable to non-controlling interests	60	(2,180)	150	(4,657)
Net (income) loss allocated to preferred shares	(6,014)	(6,116)	(12,062)	(12,207)
Carrying value in excess of consideration paid for preferred shares	(111)	—	1,500	—
Comprehensive income (loss) allocable to common shares	$1,059	$(35,043)	$9,803	$(26,308)

The accompanying notes are an integral part of these statements
(Back to Index)

(Back to Index)
RESOURCE CAPITAL CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CHANGES IN EQUITY
FOR THE SIX MONTHS ENDED JUNE 30, 2016
(in thousands, except share and per share data)
(unaudited)

	Common Stock		Preferred Shares - Series A	Preferred Shares - Series B	Preferred Shares - Series C	Additional Paid-In Capital	Accumulated Other Comprehensive (Loss) Income	Retained Earnings	Distributions in Excess of Earnings	Total Stockholders' Equity	Non-Controlling Interests	Total Equity
	Shares	Amount
Balance, December 31, 2015	31,562,724	$32	$1	$6	$5	$1,228,346	$(2,923)	$—	$(406,603)	$818,864	$7,896	$826,760
Deconsolidation of variable interest entities	—	—	—	—	—	—	1,957	—	(16,932)	(14,975)	(8,876)	(23,851)
Balance, January 1, 2016	31,562,724	32	1	6	5	1,228,346	(966)	—	(423,535)	803,889	(980)	802,909
Proceeds from dividend reinvestment and stock purchase plan	6,417	—	—	—	—	70	—	—	—	70	—	70
Discount on 8.0% convertible senior notes	—	—	—	—	—	19	—	—	—	19	—	19
Stock based compensation	304,315	—	—	—	—	—	—	—	—	—	—	—
Amortization of stock based compensation	—	—	—	—	—	2,678	—	—	—	2,678	—	2,678
Purchase and retirement of common shares	(709,676)	(1)	—	—	—	(8,158)	—	—	—	(8,159)	—	(8,159)
Net income (loss)	—	—	—	—	—	—	—	18,699	—	18,699	(150)	18,549
Preferred dividends	—	—	—	—	—	—	—	(12,062)	—	(12,062)	—	(12,062)
Preferred stock redemption	—	—	—	—	—	(4,615)	—	1,500	—	(3,115)	—	(3,115)
Securities available-for-sale, fair value adjustment, net	—	—	—	—	—	—	1,604	—	—	1,604	—	1,604
Designated derivatives, fair value adjustment	—	—	—	—	—	—	62	—	—	62	—	62
Distributions on common stock	—	—	—	—	—	—	—	(8,137)	(17,987)	(26,124)	—	(26,124)
Balance, June 30, 2016	31,163,780	$31	$1	$6	$5	$1,218,340	$700	$—	$(441,522)	$777,561	$(1,130)	$776,431

The accompanying notes are an integral part of these statements
(Back to Index)

(Back to Index)

RESOURCE CAPITAL CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	For the Six Months Ended
	June 30,
	2016	2015
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$18,549	$(4,745)
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities:
Provision for (recovery of) loan losses	12,136	42,800
Depreciation, amortization, and accretion	4,090	7,574
Amortization of stock-based compensation	2,678	1,786
Deferred income tax (benefit) expense	—	(194)
Sale (origination) of residential mortgage loans held for sale, net	(83,829)	15,229
Sale (purchase) of and principal payments on securities, trading, net	140	(9,541)
Net realized and unrealized loss (gain) on investment securities, trading	(328)	(2,353)
Net realized and unrealized (gain) loss on sales of investment securities available-for-sale and loans	(11,774)	(32,016)
Loss (gain) on the reissuance (extinguishment) of debt	—	1,071
Loss (gain) on sale of real estate	3	—
Settlement of derivative instruments	(4,035)	12,405
Net impairment losses recognized in earnings	—	59
Unrealized gain (loss) and net interest income on linked transactions, net	—	(235)
Equity in net (earnings) losses of unconsolidated subsidiaries	(4,918)	(1,368)
Changes in operating assets and liabilities, net of acquisitions	20,353	(6,371)
Net cash provided by (used in) operating activities	(46,935)	24,101

CASH FLOWS FROM INVESTING ACTIVITIES:
(Increase) decrease in restricted cash	15,727	75,836
Deconsolidation of VIEs (1)	(472)	—
Purchase of securities available-for-sale	(6,537)	(11,320)
Principal payments on securities available-for-sale	29,827	49,819
Proceeds from sale of securities available-for-sale	—	37,221
Acquisition of legacy collateralized debt obligation assets	(7,511)	—
Return of capital from (investment in) unconsolidated entity	9,530	5,000
Proceeds from sale of real estate held-for-sale	—	44
Purchase and origination of loans	(160,677)	(436,440)
Principal payments received on loans	241,613	209,744
Proceeds from sale of loans	8,881	93,146
Purchase of property and equipment	(28)	(238)
Principal payments received on loans – related parties	—	558
Settlement of derivative instruments	(50)	—
Net cash (used in) provided by investing activities	130,303	23,370
CASH FLOWS FROM FINANCING ACTIVITIES:
Net proceeds from issuances of common stock and dividend reinvestment and stock purchase plan (net of offering costs of $0 and $58)	68	129
Proceeds from issuance of preferred shares (net of offering costs of $0 and $78)	—	3,035
Repurchase of common stock	(7,914)	(5)
Repurchase of preferred shares	(3,359)	—
Net proceeds (borrowings) from repurchase agreements	118,574	(56,383)
Proceeds from borrowings:
Securitizations	—	282,127
Convertible senior notes	—	99,000
Senior secured revolving credit facility	33,000	99,500
Reissuance of debt	—	12,229
Payments on borrowings:
Securitizations	(119,810)	(290,190)
Senior secured revolving credit facility	(79,000)	(62,000)
Payment of debt issuance costs	(39)	(7,986)
Distributions to non-controlling interest and subordinated note holders	—	(4,333)
Proceeds received from non-controlling interests	—	2,676
Distributions paid on preferred stock	(12,130)	(12,159)
Distributions paid on common stock	(26,347)	(48,006)
Net cash provided by (used in) financing activities	$(96,957)	$17,634
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(13,589)	65,105
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	78,756	79,905
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$65,167	$145,010
SUPPLEMENTAL DISCLOSURE:
Interest expense paid in cash	$28,786	$21,402
Income taxes paid in cash	$6,240	$9,182

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
JUNE 30, 2016
(unaudited)

NOTE 1 - ORGANIZATION AND BASIS OF PRESENTATION
Resource Capital Corp. and subsidiaries’ (collectively the "Company") principal business activity is to originate, purchase and manage a diversified portfolio of commercial real estate-related assets and commercial finance assets.  The Company’s investment activities are managed by Resource Capital Manager, Inc. ("Manager") pursuant to a management agreement (the "Management Agreement").  The Manager is a wholly-owned indirect subsidiary of Resource America, Inc. ("Resource America") (NASDAQ: REXI).  In September 2013, it was determined that the Company is a variable interest entity ("VIE") and that Resource America was the primary beneficiary of the Company. In December 2015, Resource America early adopted the consolidation guidance issued by the Financial Accounting Standards Board ("FASB") (see Note 2) and it was determined that the Company was no longer a VIE. Therefore, the Company's financial statements are no longer consolidated into Resource America's financial statements.
On January 1, 2016, the Company adopted the amendments to the consolidation guidance as outlined in Note 2. As a result of its evaluation, the Company determined that it is no longer the primary beneficiary of the following VIEs and therefore, deconsolidated these entities: Resource Real Estate Funding CDO 2006-1, Ltd. ("RREF CDO 2006-1"), Resource Real Estate Funding CDO 2007-1, Ltd. ("RREF CDO 2007-1"), Apidos Cinco CDO, Ltd. ("Apidos Cinco CDO"), Pelium Capital Partners, L.P., ("Pelium Capital") and RCM Global, LLC ("RCM Global").
The following subsidiaries are consolidated in the Company’s financial statements:

•
RCC Real Estate, Inc. ("RCC Real Estate") holds real estate investments, including commercial real estate loans, commercial real estate-related securities and direct investments in real estate.  RCC Real Estate owns 100% of the equity of the following VIEs:

◦
RREF CDO 2006-1, a Cayman Islands limited liability company and qualified real estate investment trust ("REIT") subsidiary ("QRS").  RREF CDO 2006-1 was established to complete a collateralized debt obligation ("CDO") issuance secured by a portfolio of commercial real estate ("CRE") loans and commercial mortgage-backed securities ("CMBS"). This entity was deconsolidated as of January 1, 2016 and the retained investment is now accounted for as an investment security, available-for-sale (see Note 2) in its consolidated financial statements. On April 25, 2016, RREF CDO 2006-1 was liquidated, and in exchange for the Company's interests in RREF CDO 2006-1, the Company was distributed the remaining assets of the CDO, comprised of investment securities available-for-sale and loans held for investment, which were recorded at fair value.

◦
RREF CDO 2007-1, a Cayman Islands limited liability company and QRS.  RREF CDO 2007-1 was established to complete a CDO issuance secured by a portfolio of CRE loans and CMBS. This entity was deconsolidated as of January 1, 2016 and the retained investment is now accounted for as an investment security, available-for-sale (see Note 2) in its consolidated financial statements.

◦
Resource Capital Corp. CRE Notes 2013, Ltd. ("RCC CRE Notes 2013"), a Cayman Islands limited liability company and QRS, was established to complete a CRE securitization issuance secured by a portfolio of CRE loans.

◦
Resource Capital Corp. 2014-CRE2, Ltd. ("RCC 2014-CRE2"), a Cayman Islands limited liability company and QRS, was established to complete a CRE securitization issuance secured by a portfolio of CRE loans.

◦
Resource Capital Corp. 2015-CRE3, Ltd. ("RCC 2015-CRE3"), a Cayman Islands limited liability company and QRS, was established to complete a CRE securitization issuance secured by a portfolio of CRE loans.

◦
Resource Capital Corp. 2015-CRE4, Ltd. ("RCC 2015-CRE4"), a Cayman Islands limited liability company and QRS, was established to complete a CRE securitization issuance secured by a portfolio of CRE loans.

•	RCC Commercial, Inc. ("RCC Commercial") holds a 29.6% investment in Northport TRS, LLC ("Northport LLC") and owns 100% of the equity of the following VIE:

◦
Apidos CDO III, Ltd. ("Apidos CDO III"), a Cayman Islands limited liability company and taxable REIT subsidiary ("TRS"), was established to complete a CDO issuance secured by a portfolio of bank loans and asset-backed securities ("ABS"). On March 31, 2015, the Company issued a notice of redemption to Apidos CDO III's trustee to call the CDO. In June 2015, the Company liquidated Apidos CDO III and, as a result, all of the assets were sold.

(Back to Index)

(Back to Index)

RESOURCE CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
JUNE 30, 2016
(unaudited)

•
RCC Commercial II, Inc. ("Commercial II") holds structured notes, available-for-sale securities and investments in the subordinated notes of foreign, syndicated bank loan collateralized loan obligation ("CLO") vehicles.  Commercial II owns 100%, 68.3%, and 88.6% respectively, of the equity of the following VIEs:

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

•	RCC Commercial III, Inc. ("Commercial III") holds bank loan investments. Commercial III owns 90% of the equity of the following VIE:

◦
Apidos CDO I, Ltd. ("Apidos CDO I"), a Cayman Islands limited liability company and TRS was established to complete a CDO issuance secured by a portfolio of bank loans and ABS. In October 2014, the Company liquidated Apidos CLO I, and as a result, substantially all of the assets were sold.

•
Resource TRS, Inc. ("Resource TRS"), a TRS directly owned by the Company, holds the Company’s equity investment in a leasing company and holds all of its investment securities, trading (through both direct and indirect investments in such securities). Resource TRS also owns equity in the following:

◦	Resource TRS, LLC, a Delaware limited liability company, which holds a 25.8% investment in Northport LLC.

◦
Northport LLC, a Delaware limited liability company, which holds bank loan investments and the Company's self-originated middle market loans. Resource TRS owns 44.6% of the equity in Northport LLC as of June 30, 2016. The remaining 29.6% of the equity is owned by RCC Commercial.

◦
Pelium Capital, a Delaware limited partnership, which holds investment securities, trading. Resource TRS owns 80.2% of the equity in Pelium Capital as of June 30, 2016. This entity was deconsolidated as of January 1, 2016 and the retained investment is now accounted for as an equity method investment (see Note 2).

•
Resource TRS II, Inc. ("Resource TRS II"), a TRS directly owned by the Company, holds the Company’s management rights in bank loan CLOs not originated by the Company.  Resource TRS II owns 100% of the equity of the following VIE:

◦
Resource Capital Asset Management ("RCAM"), a domestic limited liability company, which is entitled to collect senior, subordinated, and incentive fees related to two CLO issuers to which it provides management services through CVC Credit Partners, L.P., formerly Apidos Capital Management ("ACM"), a subsidiary of CVC Capital Partners SICAV-FIS, S.A., a private equity firm ("CVC").  Resource America, Inc. owns a 24% interest in CVC Credit Partners, L.P., ("CVC Credit Partners").

•
Resource TRS III, Inc. ("Resource TRS III"), a TRS directly owned by the Company, held the Company’s interests in a bank loan CDO originated by the Company.  Resource TRS III previously owned 33% of the equity of Apidos CLO VIII, Ltd ("Apidos CLO VIII"), a Cayman Islands limited liability company and TRS, which was liquidated in October 2013.

•
Resource TRS IV, Inc. ("Resource TRS IV"), a TRS directly owned by the Company, held the Company's equity investment in hotel condominium units acquired in conjunction with a loan foreclosure. The hotel condominium units were sold in April 2014.

•
Resource TRS V, Inc. ("Resource TRS V"), a TRS directly owned by the Company, held the Company's equity investment in a held for sale condominium complex. All of the condominium units were sold as of December 31, 2013.

•	RSO EquityCo, LLC owned 10% of the equity of Apidos CDO I and 10% of the equity of Apidos CLO VIII.

•	Long Term Care Conversion, Inc. ("LTCC"), a TRS directly owned by the Company, is a Delaware corporation that owns 100% of the following entities:

(Back to Index)

(Back to Index)

RESOURCE CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
JUNE 30, 2016
(unaudited)

◦
Long Term Care Conversion Funding ("LTCC Funding"), a New York limited liability company, which owns a 70.9% equity interest in Life Care Funding, LLC ("LCF") and provides funding through a financing facility to fund the acquisition of life settlement contracts. LCF, a New York limited liability company, is a joint venture between LTCC and Life Care Funding Group Partners and was established for the purpose of acquiring life settlement contracts.

◦
ZWH4, LLC ("ZAIS"), a Delaware limited liability company, which owned a beneficial interest in the warehouse credit facility of ZAIS CLO 4, Limited, is a Cayman Islands exempted limited liability company, in equity form, that is used to finance the purchase of syndicated bank loans. The warehouse credit facility closed on May 5, 2016, at which time, Resource TRS III purchased a beneficial interest in ZAIS CLO 4.

•	RCC Residential, Inc. ("RCC Residential"), a TRS directly owned by the Company, is a Delaware corporation which owns 100% of the following entities:

◦	Primary Capital Mortgage, LLC ("PCM"), (formerly known as Primary Capital Advisors, LLC), a limited liability company that originates and services residential mortgage loans.

◦	RCM Global Manager, LLC ("RCM Global Manager"), a Delaware limited liability company, owns 25.9% of the following entity:

▪
RCM Global, a Delaware limited liability company, holds a portfolio of investment securities, available-for-sale. This entity was deconsolidated as of January 1, 2016 and the retained investment is now accounted for as an equity method investment (see Note 2).

▪	RCC Residential Portfolio, Inc. ("RCC Resi Portfolio"), a Delaware corporation directly owned by the Company, invests in residential mortgage-backed securities ("RMBS").

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
Principles of Consolidation
The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America ("GAAP") and the accounting policies set forth in Note 2 included in our annual report on Form 10-K for the year ended December 31, 2015. The consolidated financial statements include the accounts of the Company. All inter-company transactions and balances have been eliminated.
Cash and Cash Equivalents
Cash and cash equivalents include cash on hand and all highly liquid investments with original maturities of three months or less at the time of purchase. At June 30, 2016 and December 31, 2015, approximately $61.7 million and $74.3 million of the reported cash balances exceeded the Federal Deposit Insurance Corporation deposit insurance limit of $250,000 per institution, subjecting the Company to risk related to the uninsured balance. All of the Company's cash deposits are held at large, established financial institutions.

(Back to Index)

(Back to Index)

RESOURCE CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
JUNE 30, 2016
(unaudited)

Income Taxes
Because modest changes in projected income or loss produce a significant variance in estimates of the Company's annual effective tax rate, the Company records its tax provision (benefit) based on its actual effective tax rate.
Recent Accounting Standards
In June 2016, the FASB issued guidance which will change how credit losses for most financial assets and certain other instruments that are measured at fair value through net income are determined. The new guidance will replace the current incurred loss approach with an expected loss model for instruments measured at amortized cost. For available-for-sale debt securities, the guidance requires recording allowances rather than reducing the carrying amount, as it is currently under the other-than-temporary impairment model. It also simplifies the accounting model for credit-impaired debt securities and loans. This guidance is effective for annual reporting periods beginning after December 15, 2019, and interim periods within that reporting period. Early adoption is permitted for annual periods beginning after December 15, 2018, and interim periods within that reporting period, with any adjustments reflected as of the beginning of the fiscal year of adoption. The Company is in the process of evaluating the impact of this new guidance.
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
JUNE 30, 2016
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
On January 1, 2016, the Company adopted the above guidance as required.  As a result of its re-evaluation, the Company determined it is no longer the primary beneficiary of the following VIEs and, therefore, they were deconsolidated: RREF CDO 2006-1, RREF CDO 2007-1, Apidos Cinco CDO, Pelium Capital, and RCM Global.  As a result of these deconsolidations, the Company will no longer reflect the underlying collateral (loans and securities) of those VIEs in its consolidated financial statements. Instead, the Company will prospectively reflect in its consolidated balance sheet, its direct investments (the "retained investments") in the issued and outstanding securities of those VIEs. The Company's retained investments in RREF CDO 2006-1, RREF CDO 2007-1, Apidos Cinco CDO are now accounted for as investment securities, available-for-sale and, as a result, are marked-to-market while the Company's retained investments in Pelium Capital and RCM Global are accounted for as equity method investments. The Company has elected to retrospectively reflect the deconsolidation of these entities on a modified basis, which resulted in a reduction to the beginning balance of retained earnings as of January 1, 2016, of $16.9 million.  The reduction to retained earnings represents the effect of marking the investments to market as of the date of the required adoption.

(Back to Index)

(Back to Index)

RESOURCE CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
JUNE 30, 2016
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
JUNE 30, 2016
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
Consolidated VIEs (the Company is the primary beneficiary)
Based on management’s analysis, the Company is the primary beneficiary of seven VIEs at June 30, 2016: Apidos CDO I, Apidos CDO III, Whitney CLO I, RCC CRE Notes 2013, RCC 2014-CRE2, RCC 2015-CRE3 and RCC 2015-CRE4 (collectively the "Consolidated VIEs"). The Consolidated VIEs were formed on behalf of the Company to invest in real estate-related securities, CMBS, property available-for-sale, bank loans, corporate bonds and asset-backed securities and were financed by the issuance of debt securities. The Manager manages the commercial real estate-related entities on behalf of the Company, and CVC Credit Partners manages the commercial finance-related entities on behalf of the Company. By financing these assets with long-term borrowings through the issuance of bonds, the Company seeks to generate attractive risk-adjusted equity returns and to match the term of its assets and liabilities. The primary beneficiary determination for each of these VIEs was made at each VIE’s inception and is continually assessed. All of the Company's VIEs were reevaluated under the revised consolidation model effective for the Company on January 1, 2016 (see Note 2).
As of December 31, 2015, the Company was the primary beneficiary of thirteen VIEs: Apidos CDO I, Apidos CDO III, Apidos Cinco CDO, Apidos CLO VIII, RREF CDO 2006-1, RREF CDO 2007-1, Whitney CLO I, RCC CRE Notes 2013, RCC 2014-CRE2, RCC 2015-CRE3, RCC 2015-CRE4, Moselle CLO and RCM Global, LLC (collectively, the "Consolidated VIEs at December 31, 2015"). In performing the primary beneficiary analysis for the Consolidated VIEs at December 31, 2015, it was determined that the parties that have the power to direct the activities that are most significant to each of these VIEs and that had the right to receive benefits or the obligation to absorb losses that could potentially be significant to these VIEs, were a related-party group. It was then determined that the Company was the party within that group that was more closely associated with each such VIE considering the design of the VIE, the principal-agency relationship between the Company and other members of the related-party group, and the relationship and

(Back to Index)

(Back to Index)

RESOURCE CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
JUNE 30, 2016
(unaudited)

significance of the activities of the VIE to the Company compared to the other members of the related-party group. Apidos CDO I, Apidos CDO III, Apidos Cinco CDO, Apidos CLO VIII, RREF CDO 2006-1, RREF CDO 2007-1, RCC CRE Notes 2013, RCC 2014-CRE2, RCC 2015-CRE3 and RCC 2015-CRE4 were formed on behalf of the Company to invest in real estate-related securities, CMBS, property available-for-sale, bank loans, corporate bonds and asset-backed securities and were financed by the issuance of debt securities. The Manager manages the commercial real estate-related entities on behalf of the Company, and CVC Credit Partners manages the commercial finance-related entities on behalf of the Company. By financing these assets with long-term borrowings through the issuance of bonds, the Company seeks to generate attractive risk-adjusted equity returns and to match the term of its assets and liabilities. The primary beneficiary determination for each of these VIEs was made at each VIE’s inception and is continually assessed.
Moselle CLO was a European securitization in which the Company purchased a $30.4 million interest in the form of subordinate notes representing 100% of the Class 1 Subordinated Notes and 67.9% of the Class 2 Subordinated Notes in February 2014. The CLO was managed by an independent third-party, and such collateral management activities were determined to be the activities that most significantly impacted the economic performance of the CLO. Though neither the Company nor one of its related parties managed the CLO, due to certain unilateral kick-out rights within the collateral management agreement it was determined that the Company had the power to direct the activities that most significantly impacted the economic performance of Moselle CLO. Having both the power to direct the activities that most significantly impact Moselle CLO and a financial interest that was expected to absorb both positive and negative variability in the CLO that could potentially be significant, the Company was determined to be the primary beneficiary of Moselle CLO and, therefore, consolidated the CLO. During the fourth quarter of 2014, the CLO began the liquidation process and all assets were subsequently sold. The Company's interest in the Moselle CLO Subordinated Notes was fully redeemed in March 2016.
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
The creditors of the Company’s seven consolidated VIEs have no recourse to the general credit of the Company. During the three months ended June 30, 2016, the Company has provided no financial support to any of its VIEs nor does it have any requirement to do so, although it may choose to do so in the future to maximize future cash flows on such investments by the Company. There are no explicit arrangements that obligate the Company to provide financial support to any of its consolidated VIEs.

(Back to Index)

(Back to Index)

RESOURCE CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
JUNE 30, 2016
(unaudited)

The following table shows the classification and carrying value of assets and liabilities of the Company's consolidated VIEs as of June 30, 2016 (in thousands):

	Apidos I	Apidos III	Whitney CLO I	RCC CRE Notes 2013	RCC 2014-CRE2	RCC 2015-CRE3	RCC 2015-CRE4	Total
ASSETS
Restricted cash (1)	$65	$62	$163	$—	$4,220	$2,083	$2	$6,595
Loans held for investment	—	—	—	86,397	263,303	281,980	310,502	942,182
Interest receivable	—	—	—	404	1,025	1,165	1,173	3,767
Prepaid assets	—	—	—	11	11	10	10	42
Principal paydown receivable	—	—	—	8,100	—	—	—	8,100
Other assets	—	—	—	41	—	—	—	41
Total assets (2)	$65	$62	$163	$94,953	$268,559	$285,238	$311,687	$960,727

LIABILITIES
Borrowings	$—	$—	$—	$47,305	$147,566	$218,762	$220,920	$634,553
Accrued interest expense	—	—	—	60	101	214	174	549
Accounts payable and other liabilities	—	—	—	23	41	53	40	157
Total liabilities	$—	$—	$—	$47,388	$147,708	$219,029	$221,134	$635,259

(1)    Includes $4.2 million designated to fund future commitments on specific commercial real estate loans in certain of the securitizations.
(2)    Assets of each of the consolidated VIEs may only be used to settle the obligations of each respective VIE.

Unconsolidated VIEs (the Company is not the primary beneficiary, but has a variable interest)
Based on management’s analysis, the Company is not the primary beneficiary of the VIEs discussed below since it does not have both (i) the power to direct the activities that most significantly impact the VIE’s economic performance and (ii) the obligation to absorb the losses of the VIE or the right to receive the benefits from the VIE, which could be significant to the VIE. Accordingly, the following VIEs are not consolidated in the Company’s financial statements as of June 30, 2016. The Company’s maximum exposure to risk for each of these unconsolidated VIEs is set forth in the “Maximum Exposure to Loss” column in the table below.

RREF CDO 2006-1, RREF CDO 2007-1 and Apidos Cinco CDO
RREF CDO 2006-1, RREF CDO 2007-1 and Apidos Cinco CDO were formed on behalf of the Company to invest in real estate-related securities, CMBS, property available-for-sale, bank loans, corporate bonds and asset-backed securities and were financed by the issuance of debt securities. The Manager manages the commercial real estate-related entities on behalf of the Company, and CVC Credit Partners manages the commercial finance-related entities on behalf of the Company. By financing these assets with long-term borrowings through the issuance of bonds, the Company seeks to generate attractive risk-adjusted equity returns and to match the term of its assets and liabilities. The primary beneficiary determination for each of these VIEs was made at each VIE’s inception and is continually assessed. On January 1, 2016, the Company adopted the amendments to the consolidation guidance as outlined in Note 2. As a result of its evaluation, the Company determined that it was no longer the primary beneficiary of these VIEs as its investments in these vehicles do not provide the Company with a controlling financial interest. As a results of its evaluation, these investments were deconsolidated. At deconsolidation, the Company recorded its investments in RREF CDO 2006-1, RREF CDO 2007-1 and Apidos Cinco CDO at fair value and will account for these investments as investment securities available-for-sale in its consolidated financial statements. On April 25, 2016, the Company called and liquidated its investment in RREF CDO 2006-1, and in exchange for the Company's interest in RREF CDO 2006-1, the Company was distributed the remaining assets of $65.6 million at fair value after paying off the CDO debt owed to third parties of $7.5 million and recognized a gain of approximately $846,000 as a result of this transaction.

(Back to Index)

(Back to Index)

RESOURCE CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
JUNE 30, 2016
(unaudited)

RCM Global, LLC

On July 9, 2014, RCC Residential, together with Resource America and certain Resource America employees, acquired through RCM Global a portfolio of securities from JP Morgan for $23.5 million.  The portfolio is managed by Resource America. RCC Residential contributed $15.0 million for a 63.8% membership interest. Each of the members of RCM Global is allocated revenues and expenses of RCM Global in accordance with his or her membership interest. RCM Global was determined to be a VIE based on the equity holders' inability to direct the activities that are most significant to the entity. On January 1, 2016, the Company adopted the amendments to the consolidation guidance as outlined in Note 2. Upon adoption, the Company reevaluated its variable interest in RCM Global and determined it would not be the primary beneficiary of RCM Global, as its investment in the limited liability company does not provide the Company with a controlling financial interest. As a result of its evaluation, the Company deconsolidated its investment in RCM Global. As of January 1, 2016, the Company accounted for its investment in RCM Global as an investment in an unconsolidated entity in its consolidated financial statements. As of June 30, 2016, the Company holds a 25.9% interest in RCM Global.

Pelium Capital

In September 2014, the Company contributed $17.5 million to Pelium Capital for an initial ownership interest of 80.4%. Pelium Capital is a specialized credit opportunity fund managed by Resource America. The Company funded its final commitment of $2.5 million, as of February 1, 2015. The Company will receive 10% of the carried interest in the partnership for the first five years which can increase its interest to 20% if the Company's capital contributions aggregate $40.0 million. Resource America contributed cash of $2.8 million to the formation of Pelium Capital. At December 31, 2015, Pelium Capital was accounted for as a consolidated voting interest subsidiary. On January 1, 2016, the Company adopted the amendments to the consolidation guidance as outlined in Note 2. Upon adoption, the Company reevaluated its interest in Pelium Capital and determined that although it now possessed a variable interest in Pelium Capital, it would not be the primary beneficiary of Pelium Capital, as its investment in the limited liability company does not provide the Company with a controlling financial interest. As a result of its reevaluation, the Company deconsolidated its investment in Pelium Capital on January 1, 2016, and accounted for its investment in Pelium Capital as an investment in an unconsolidated entity in its consolidated financial statements. As of June 30, 2016, the Company holds an 80.2% interest in Pelium Capital.
LEAF Commercial Capital, Inc.
On November 16, 2011, the Company together with LEAF Financial, Inc. ("LEAF Financial"), a subsidiary of Resource America, and LEAF Commercial Capital, Inc. (“LCC”), another subsidiary of Resource America, entered into a stock purchase agreement and related agreements (collectively the “SPA”) with Eos Partners, L.P., a private investment firm, and its affiliates (“Eos”). In exchange for its prior interests in its lease related investments, the Company received 31,341 shares of Series A Preferred Stock (the "Series A Preferred Stock"), 4,872 shares of newly issued 8% Series B Redeemable Preferred Stock (the "Series B Preferred Stock") and 2,364 shares of newly issued Series D Redeemable Preferred Stock (the "Series D Preferred Stock"), collectively representing, on a fully-diluted basis, assuming conversion, a 26.7% interest in LCC. At the time of investment, the Company’s investment in LCC was valued at $36.3 million based on a third-party valuation.  During 2013, the Company entered into a third stock purchase agreement with LCC to purchase 3,682 shares of newly issued Series A-1 Preferred Stock (the "Series A-1 Preferred Stock") for $3.7 million and 4,445 shares of newly issued Series E Preferred Stock (the "Series E Preferred Stock") for $4.4 million. The Series E Preferred Stock expired and the Company was issued additional Series A-1 Preferred Stock in exchange for its investment in the Series E Preferred Stock. The Company's fully-diluted interest in LCC, assuming conversion, was 29.0% at June 30, 2016. The Company’s investment in LCC was recorded at $44.4 million and $42.0 million as of June 30, 2016 and December 31, 2015, respectively. The Company determined that it is not the primary beneficiary of LCC because it does not participate in any management or portfolio decisions, holds only two of six board positions, and only controls 29.0% of the voting rights in the entity. Furthermore, Eos holds consent rights with respect to significant LCC actions, including the incurrence of indebtedness, consummation of a sale of the entity, liquidation or initiating a public offering (see Note 17).
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
JUNE 30, 2016
(unaudited)

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
Resource Capital Asset Management CLOs
In February 2011, the Company purchased a company that managed bank loan assets through five CLOs. As a result, the Company became entitled to collect senior, subordinated and incentive management fees from these CLOs. The purchase price of $22.5 million resulted in an intangible asset that was allocated to each of the five CLOs and is amortized over the expected life of each CLO. The unamortized balance of the intangible asset was $4.5 million and $5.3 million at June 30, 2016 and December 31, 2015, respectively. The Company recognized fee income of $510,000 and $912,000 for the three and six months ended June 30, 2016, respectively. The Company recognized fee income of $896,000 and $1.9 million for the three and six months ended June 30, 2015, respectively. With respect to four of these CLOs, the Company determined that it does not hold a controlling financial interest and, therefore, is not the primary beneficiary. One of the CLOs was liquidated in February 2013. With respect to the fifth CLO, Whitney CLO I, in October 2012, the Company purchased 66.6% of its preferred equity, which resulted in consolidation. Based upon that purchase, the Company determined that it had an obligation to absorb losses and/or the right to receive benefits that could potentially be significant to Whitney CLO I and that a related party had the power to direct the activities that are most significant to the VIE. As a result, together with the related party, the Company had both the power to direct and the right to receive benefits and the obligation to absorb losses. It was then determined that, between the Company and the related party, the Company was the party within that group that was more closely associated with Whitney CLO I because of its preferred equity interest in Whitney CLO I. The Company, therefore, consolidated Whitney CLO I. In May 2013, the Company purchased additional equity in this CLO which increased its ownership of the outstanding preferred equity to 68.3%. In September 2013, the Company liquidated Whitney CLO I, and, as a result, all of the assets were sold. In January 2016 another RCAM-managed CLO was called and $2.4 million of impairment, on a pre-tax basis, was recorded in depreciation and amortization on the Company's consolidated statements of operations the related intangible asset, as of December 31, 2015.
Investment in ZAIS
In February 2015, the Company made an investment in ZAIS CLO 4 Limited, an offshore financing vehicle created to acquire and warehouse syndicated bank loans, through its wholly-owned, indirect subsidiary ZAIS and through its unconsolidated subsidiary Pelium Capital together with a Resource America employee. The Company, through ZAIS and Pelium Capital, committed to invest $10.0 million and $3.0 million, respectively, during the vehicle's warehousing period. The warehouse credit facility closed on May 5, 2016, at which time, Resource TRS III purchased a beneficial interest in ZAIS CLO 4. The vehicle is managed by ZAIS Leveraged Loan Manager 4, LLC (the “Collateral Manager”), an entity unrelated to the Company or to Pelium Capital, and such collateral management activities were determined to be the activities that most significantly impacted the economic performance of the entity. The Collateral Manager can be replaced either for cause by the entity’s administrative agent if there is an event of default or by a unanimous vote of the entity’s equity investors, excluding any preference shares held by the Collateral Manager or its affiliates. Although the Company has an investment in the entity that is potentially significant, because it was determined that the Company did not have the ability to kick out the collateral manager, the Company was not determined to be the primary beneficiary and, hence, not required to consolidate ZAIS CLO 4. As of June 30, 2016, the Company had a beneficial interest of $9.9 million through ZAIS CLO 4. The Company accounts for its investment in ZAIS CLO 4 as an investment security available-for-sale in its consolidated financial statements.
Investments in the Harvest CLO Securities
In September 2013 and March 2014, the Company made investments in Harvest CLO VII Limited and Harvest CLO VIII Limited (collectively, the “Harvest Securities”), respectively, offshore limited liability companies created to acquire syndicated bank loans and issue collateral loan obligations, through its wholly-owned, direct subsidiary Commercial II.  The Harvest Securities are managed by 3i Debt Management Investments Limited (the “Portfolio Manager”), an entity unrelated to the Company, and such collateral management activities were determined to be the activities that most significantly impacted the economic performance of the entity.  The Portfolio Manager can be replaced only for cause by the Harvest Securities’ trustee.  Although the Company has investments in the Harvest Securities that are potentially significant, because it was determined that the Company did not have the ability to unilaterally kick out the Portfolio Manager, the Company was not determined to be the primary beneficiary and, hence, not required to consolidate the Harvest Securities. As of June 30, 2016, the Company had investments of $4.0 million in Harvest CLO VII Limited and $4.8 million in Harvest CLO VIII Limited. The Company accounts for its investments in the Harvest Securities as investment securities available-for-sale in its consolidated financial statements.

(Back to Index)

(Back to Index)

RESOURCE CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
JUNE 30, 2016
(unaudited)

Investment in Harvest CLO XV Designated Activity Company
In September 2015, the Company made an investment in Harvest CLO XV Designated Activity Company ("Harvest XV"), an offshore financing vehicle created to acquire and warehouse syndicated bank loans, through its wholly-owned, direct subsidiary Commercial II. In May 2016, the warehouse closed and the Company invested in Harvest CLO XV DAC ("Harvest CLO XV"). The CLO is managed by the Portfolio Manager, and such collateral management activities were determined to be the activities that most significantly impacted the economic performance of the entity. The Portfolio Manager can be replaced only for cause by the entity’s administrative agent. Although the Company has an investment in the entity that is potentially significant, because it was determined that the Company did not have the ability to unilaterally kick out the collateral manager, the Company was not determined to be the primary beneficiary and, hence, not required to consolidate Harvest CLO XV. As of June 30, 2016, the Company's investment in Harvest CLO XV is $13.4 million. The Company accounts for its investment in Harvest CLO XV as an investment security available-for-sale in its consolidated financial statements.
The following table shows the classification, carrying value and maximum exposure to loss with respect to the Company’s unconsolidated VIEs as of June 30, 2016 (in thousands):

	Unconsolidated Variable Interest Entities
	LCC	Unsecured Junior Subordinated Debentures	Resource Capital Asset Management CDOs	Investment in ZAIS and Harvest	RREF CDO 2007-1	Apidos Cinco CDO	RCM Global LLC	Pelium Capital	Total	Maximum Exposure to Loss
Investments in unconsolidated entities and Investment securities, available-for-sale	$44,361	$1,548	$—	$32,114	$109,913	$18,838	$584	$23,723	$231,081	$231,081
Intangible assets	—	—	4,514	—	—	—	—	—	4,514	$4,514
Total assets	44,361	1,548	4,514	32,114	109,913	18,838	584	23,723	235,595

Borrowings	—	51,521	—	—	—	—	—	—	51,521	N/A
Total liabilities	—	51,521	—	—	—	—	—	—	51,521	N/A
Net asset (liability)	$44,361	$(49,973)	$4,514	$32,114	$109,913	$18,838	$584	$23,723	$184,074	N/A
As of June 30, 2016, there were no explicit arrangements or implicit variable interests that could require the Company to provide financial support to any of its unconsolidated VIEs.
NOTE 4 - SUPPLEMENTAL CASH FLOW INFORMATION
Supplemental disclosure of cash flow information is summarized for the periods indicated (in thousands):

	For the Six Months Ended
	June 30,
	2016	2015
Non-cash investing activities include the following:
Reclassification of linked transactions, net at fair value to investment securities available-for-sale, pledged as collateral, at fair value (1)	$—	$48,605
Retained beneficial interest in unconsolidated securitization entities	$(22,476)	$—
Loans acquired through collateralized debt obligation liquidation	$(44,893)	$—
Securities acquired through collateralized debt obligation liquidation	$(20,837)	$—

Non-cash financing activities include the following:
Distributions on common stock accrued but not paid	$13,051	$21,426
Distributions on preferred stock accrued but not paid	$4,009	$4,078
Reclassification of linked transactions, net at fair value to borrowings (1)	$—	$33,377

(Back to Index)

(Back to Index)

RESOURCE CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
JUNE 30, 2016
(unaudited)

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

NOTE 5 - INVESTMENT SECURITIES, TRADING
Structured notes are CLO debt securities collateralized by syndicated bank loans, and RMBS is a type of mortgage-backed debt obligation whose cash flows come from residential mortgage debt. The following table summarizes the Company's structured notes and RMBS that are classified as investment securities, trading and carried at fair value (in thousands):

	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
As of June 30, 2016:
Structured notes	$5,907	$255	$(2,180)	$3,982
RMBS	1,896	—	(1,896)	—
Total	$7,803	$255	$(4,076)	$3,982

As of December 31, 2015:
Structured notes	$28,576	$1,674	$(4,700)	$25,550
RMBS	1,896	—	(1,896)	—
Total	$30,472	$1,674	$(6,596)	$25,550
As a result of updated accounting guidance, effective January 1, 2016 (see Note 2), the Company deconsolidated all of the assets of Pelium Capital, resulting in the removal of $21.9 million of investment securities, trading from its balance sheet which is the primary cause of the decrease of securities during the period. The Company sold no investment securities during the three and six months ended June 30, 2016. The Company sold four and ten investment securities during the three and six months ended June 30, 2015 for a net realized gain of approximately $189,000 and $621,000, respectively. The Company held six and 56 investment securities, trading as of June 30, 2016 and December 31, 2015, respectively.
NOTE 6 - INVESTMENT SECURITIES AVAILABLE-FOR-SALE
The following table summarizes the Company's investment securities, including those pledged as collateral and classified as available-for-sale. ABS may include, but are not limited to the Company's investments in RREF CDO 2007-1, Apidos Cinco CDO, Harvest CLO Securities, ZAIS and other securities backed by syndicated bank loans, and other loan obligations. These securities are carried at fair value (in thousands):

	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value(1)
As of June 30, 2016:
ABS	$162,759	$2,865	$(519)	$165,105
CMBS	89,621	441	(1,904)	88,158
RMBS	1,919	144	(46)	2,017
Total	$254,299	$3,450	$(2,469)	$255,280

As of December 31, 2015:
ABS	$41,994	$3,218	$(998)	$44,214
CMBS	158,584	2,631	(1,791)	159,424
RMBS	2,156	122	(88)	2,190
Corporate bonds	2,422	—	(162)	2,260
Total	$205,156	$5,971	$(3,039)	$208,088

(Back to Index)

(Back to Index)

RESOURCE CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
JUNE 30, 2016
(unaudited)

(1)	As of June 30, 2016 and December 31, 2015, $88.1 million and $162.3 million, respectively, of investment securities available-for-sale were pledged as collateral under related financings.

As a result of updated accounting guidance, effective January 1, 2016 (see Note 2), the Company deconsolidated all of the assets of RREF CDO 2006-1, RREF CDO 2007-1 and Apidos Cinco CDO, resulting in the removal of $364.6 million of loans, pledged as collateral from its balance sheet. These investments are now recorded as investment securities available-for-sale, which is the primary cause of the increase in securities during the period.
The following table summarizes the estimated maturities of the Company’s CMBS, RMBS, ABS and corporate bonds according to their estimated weighted average life classifications (in thousands, except percentages):

Weighted Average Life	Fair Value		Amortized Cost	Weighted Average Coupon
As of June 30, 2016:
Less than one year	$180,947	(1)	$182,143	8.10%
Greater than one year and less than five years	34,010		34,207	5.09%
Greater than five years and less than ten years	23,699		22,177	9.02%
Greater than ten years	16,624		15,772	14.25%
Total	$255,280		$254,299	8.16%

As of December 31, 2015:
Less than one year	$117,221	(1)	$118,215	7.13%
Greater than one year and less than five years	71,370		68,808	5.31%
Greater than five years and less than ten years	12,382		11,271	10.45%
Greater than ten years	7,115		6,862	16.85%
Total	$208,088		$205,156	7.03%

(1)	The Company expects that the maturity dates of these CMBS and ABS will either be extended or that they will be paid in full.
At June 30, 2016, the contractual maturities of the CMBS investment securities available-for-sale range from July 2016 to December 2022.  The contractual maturity date of RMBS investment securities available-for-sale is June 2029. The contractual maturities of the ABS investment securities available-for-sale range from October 2018 to May 2029.
The following table shows the fair value, gross unrealized losses and number of securities aggregated by investment category and length of time, that individual investment securities available-for-sale have been in a continuous unrealized loss position during the periods specified (in thousands, except number of securities):

(Back to Index)

(Back to Index)

RESOURCE CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
JUNE 30, 2016
(unaudited)

	Less than 12 Months			More than 12 Months			Total
	Fair Value	Unrealized Losses	Number of Securities	Fair Value	Unrealized Losses	Number of Securities	Fair Value	Unrealized Losses	Number of Securities
As of June 30, 2016:
ABS	$2,135	$(519)	3	$—	$—	—	$2,135	$(519)	3
CMBS	59,858	(1,503)	26	7,028	(401)	7	66,886	(1,904)	33
RMBS	1,065	(46)	2	—	—	—	1,065	(46)	2
Total temporarily impaired securities	$63,058	$(2,068)	31	$7,028	$(401)	7	$70,086	$(2,469)	38

As of December 31, 2015:
ABS	$2,330	$(824)	5	$668	$(174)	5	$2,998	$(998)	10
CMBS	79,570	(849)	31	13,783	(942)	15	93,353	(1,791)	46
RMBS	1,157	(88)	2	—	—	—	1,157	(88)	2
Corporate bonds	65	(18)	1	1,327	(144)	1	1,392	(162)	2
Total temporarily impaired securities	$83,122	$(1,779)	39	$15,778	$(1,260)	21	$98,900	$(3,039)	60
The unrealized losses in the above table are considered to be temporary impairments due to market factors and are not reflective of credit deterioration.
During the six months ended June 30, 2016 and 2015, the Company did not recognize any other-than-temporary impairment on its investment securities available-for-sale.
The following table summarizes the Company's sales of investment securities available-for-sale (in thousands, except number of securities):

	For the Three Months Ended				For the Six Months Ended
	Positions Sold	Positions Redeemed	Par Amount Sold/Redeemed	Realized Gain (Loss)	Positions Sold	Positions Redeemed	Par Amount Sold/Redeemed	Realized Gain (Loss)
June 30, 2015:
ABS	3	1	$4,026	$1,841	7	3	$15,937	$8,110
RMBS	6	—	$28,305	$984	6	—	$28,305	$984
There were no sales or redemptions during the three or six months ended June 30, 2016.

(Back to Index)

(Back to Index)

RESOURCE CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
JUNE 30, 2016
(unaudited)

NOTE 7 - LOANS
The following is a summary of the Company’s loans (in thousands):

Loan Description	Principal	Unamortized (Discount) Premium, net (1)	Carrying Value (2) (3)
As of June 30, 2016:
CRE whole loans	$1,428,656	$(7,466)	$1,421,190
Mezzanine loans (5)	—	—	—
Middle market loans	54,850	(365)	54,485
Residential mortgage loans, held for investment	2,641	—	2,641
Subtotal loans before allowance	1,486,147	(7,831)	1,478,316
Allowance for loan loss	(1,436)	—	(1,436)
Total loans held for investment, net of allowance	1,484,711	(7,831)	1,476,880
Middle market loans held for sale	259,179	—	259,179
Residential mortgage loans held for sale, at fair value (4)	161,129	—	161,129
Total loans held for sale	420,308	—	420,308
Total loans, net	$1,905,019	$(7,831)	$1,897,188

As of December 31, 2015:
Commercial real estate loans:
Whole loans	$1,640,744	$(9,943)	$1,630,801
B notes	15,934	—	15,934
Mezzanine loans	45,368	4	45,372
Total commercial real estate loans	1,702,046	(9,939)	1,692,107
Bank loans	134,890	(373)	134,517
Middle market loans	380,687	(1,235)	379,452
Residential mortgage loans, held for investment	1,746	—	1,746
Subtotal loans before allowance	2,219,369	(11,547)	2,207,822
Allowance for loan loss	(47,071)	—	(47,071)
Total loans held for investment, net of allowance	2,172,298	(11,547)	2,160,751
Bank loans held for sale	1,475	—	1,475
Residential mortgage loans held for sale, at fair value (4)	94,471	—	94,471
Total loans held for sale	95,946	—	95,946
Total loans, net	$2,268,244	$(11,547)	$2,256,697

(1)
Amounts included deferred amendment fees of $10,000 and deferred upfront fees of $0 being amortized over the life of the loans as of June 30, 2016. Amounts include deferred amendment fees of $42,000 and deferred upfront fees of $12,000 being amortized over the life of the loans as of December 31, 2015.  Amounts also include loan origination fees of $7.4 million and $9.9 million as of June 30, 2016 and December 31, 2015, respectively.

(2)
As a result of the consolidation guidance adopted January 1, 2016, the Company deconsolidated loans held for investment in the amount of $271.8 million of its CRE loans and $134.5 million of its bank loans and the related allowance for loan losses of $41.7 million (see Note 2).

(3)	Substantially all loans are pledged as collateral under various borrowings at June 30, 2016 and December 31, 2015, respectively.

(4)	Amortized cost approximates fair value.

(5)	The Company has one mezzanine loan with a par value of $28.8 million that was acquired at fair value as a result of the liquidation of RREF CDO 2006-1.

(Back to Index)

(Back to Index)

RESOURCE CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
JUNE 30, 2016
(unaudited)

Commercial Real Estate Loans
The following is a s(in thousands):

Description	Quantity	Amortized Cost	Contracted Interest Rates	Maturity Dates(3)
As of June 30, 2016:
Whole loans, floating rate (1) (3) (4) (5) (6) (7)	80	$1,421,190	LIBOR plus 2.50% to LIBOR plus 12.00%	August 2016 to May 2019
Mezzanine loans (10)	1	—	N/A	September 2021
Total (2) (9)	81	$1,421,190

As of December 31, 2015:
Whole loans, floating rate(1) (3) (4) (5) (6) (7)	87	$1,630,801	LIBOR plus 1.75% to LIBOR plus 12.00%	February 2016 to February 2019
B notes, fixed rate	1	15,934	8.68%	April 2016
Mezzanine loans, fixed rate (8)	2	45,372	9.01%	September 2016
Total (2)	90	$1,692,107

(1)
Whole loans had $78.8 million and $112.6 million in unfunded loan commitments as of June 30, 2016 and December 31, 2015, respectively.  These unfunded commitments are advanced as the borrowers formally request additional funding as permitted under the loan agreement and any necessary approvals have been obtained.

(2)	Totals do not include allowance for loan losses of $1.4 million and $41.8 million as of June 30, 2016 and December 31, 2015, respectively.

(3)	Maturity dates do not include possible extension options that may be available to the borrowers.

(4)
Includes two whole loans with a combined $11.2 million and $51.2 million senior component that entered into modifications in 2016 and 2015 that resulted in a fixed rate of 0.50% as of June 30, 2016 and December 31, 2015, respectively (the difference of which was a result of the deconsolidation of RREF CDO 2006-1 and RREF CDO 2007-1 - see Note 2). The two loans were previously identified as troubled debt restructurings ("TDR's").

(5)	Includes four whole loans with combined $4.5 million mezzanine components that have interest rates ranging from 1.4% to 5.2% as of June 30, 2016 and December 31, 2015.

(6)	Includes a $799,000 junior mezzanine tranche of a whole loan that has a fixed rate of 10.0% as of June 30, 2016 and December 31, 2015.

(7)
Contracted interest rates do not include a whole loan with an amortized cost of $2.0 million and $32.5 million that entered into a modification in 2016 and 2015 which reduced the floating rate spread to 1.00% as of June 30, 2016 and December 31, 2015, respectively (the difference of which was a result of the deconsolidation of RREF CDO 2007-1 - see Note 2). The loan was previously identified as a TDR.

(8)	Contracted interest rates and maturity dates do not include rates or maturity dates associated with one loan with an amortized cost of $38.1 million that was fully reserved as of June 30, 2015.

(9)
As a result of updated accounting guidance, effective January 1, 2016 (see Note 2), the Company deconsolidated all of the assets of RREF CDO 2006-1 and RREF CDO 2007-1, resulting in the removal of $271.8 million of loans, pledged as collateral from its balance sheet.

(10)
As a result of RREF CDO 2006-1 being called and liquidated on April 25, 2016, a mezzanine loan with a par value of $28.8 million was acquired as part of the liquidation proceeds and is reflected on the Company's balance sheet at a fair value of zero at June 30, 2016. The mezzanine loan is comprised of two tranches, with maturity dates of November 2016 and September 2021.

(Back to Index)

(Back to Index)

RESOURCE CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
JUNE 30, 2016
(unaudited)

The following is a summary of the weighted average maturity of the Company’s commercial real estate loans, at amortized cost (in thousands):

Description	2016	2017	2018 and Thereafter	Total
As of June 30, 2016:
Whole loans	$—	$60,446	$1,360,744	$1,421,190
Mezzanine loans (2)	—	—	—	—
Total (1)	$—	$60,446	$1,360,744	$1,421,190

As of December 31, 2015:	2016	2017	2018 and Thereafter	Total
B notes	$15,934	$—	$—	$15,934
Mezzanine loans	13,011	—	32,361	45,372
Whole loans	9,958	140,712	1,480,131	1,630,801
Total (1)	$38,903	$140,712	$1,512,492	$1,692,107

(1)	Contractual maturity of commercial real estate loans assumes full exercise of extension options available to borrowers.

(2)	The Company has one mezzanine loan with a par value of $28.8 million that was acquired at fair value as a result of the liquidation of RREF 2006-1.
At June 30, 2016, approximately 27.7%, 25.9% and 8.7% of the Company's commercial real estate portfolio was concentrated in Texas, California, and Georgia, respectively. At December 31, 2015, approximately 28.7%, 26.8%, and 7.4% of the Company's commercial real estate loan portfolio was concentrated in California, Texas, and Georgia, respectively.
Bank Loans
The following table provides information as to the lien position and status of the Company's bank loans, at amortized cost (in thousands) prior to deconsolidation of Apidos Cinco CDO as of January 1, 2016:

	Apidos I	Apidos Cinco	Total
As of December 31, 2015:
Loans held for investment:
First lien loans	$—	$131,281	$131,281
Second lien loans	—	1,692	1,692
Defaulted first lien loans	—	1,544	1,544
Defaulted second lien loans	—	—	—
Total	—	134,517	134,517
First lien loans held for sale at fair value	153	1,322	1,475
Total	$153	$135,839	$135,992
At June 30, 2016, the Company held no bank loans. At December 31, 2015, the Company’s bank loan portfolio, including loans held for sale, consisted of $134.7 million (net of allowance of $1.3 million) of floating rate loans, which bear interest ranging between the three month LIBOR plus 1.25% and the three month LIBOR plus 8% with maturity dates ranging from January 2016 to August 2021.

(Back to Index)

(Back to Index)

RESOURCE CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
JUNE 30, 2016
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
Middle Market Loans
The following table provides information as to the lien position and status of middle market loans, at carrying value (in thousands):

	June 30, 2016	December 31, 2015
First Lien	$—	$248,367
Second Lien	54,485	127,146
First lien loans held for sale, at fair value	188,378	—
Second lien loans held for sale, at fair value	70,801	—
	$313,664	$375,513
At June 30, 2016, the Company’s middle market loan portfolio consisted of $313.7 million of floating rate loans, which bear interest ranging between one or three month LIBOR plus 6.75% and one or three month LIBOR plus 12.00% with maturity dates ranging from June 2017 to July 2023.
At December 31, 2015, the Company’s middle market loan portfolio consisted of $375.5 million (net of allowance of $3.9 million) of floating rate loans, which bore interest ranging between one or three month LIBOR plus 6.25% and three month LIBOR plus 12.00% with maturity dates ranging from December 2016 to July 2023.
The following is a summary of the weighted average maturity of the Company’s middle market loans, at carrying value (in thousands):

	June 30, 2016	December 31, 2015
Less than one year	$9,319	$14,960
Greater than one year and less than five years	210,385	250,709
Five years or greater	93,960	109,844
	$313,664	$375,513
At June 30, 2016 and December 31, 2015, approximately 14.7% and 12.8%, respectively, of the Company's middle market loan portfolio was concentrated in the collective industry grouping of diversified and conglomerate service and 15.6% and 12.4%, respectively, of the Company's middle market loan portfolio was concentrated in the collective industry grouping of healthcare, education, and childcare.
Residential Mortgage Loans
The Company originates and services residential mortgage loans through its indirect wholly-owned subsidiary PCM. PCM is an approved seller/servicer for the Federal National Mortgage Association, the Federal Home Loan Mortgage Corporation, the Government National Mortgage Association and is licensed to originate loans insured by the Federal Housing Administration, the Department of Veterans Affairs and the United States Department of Agriculture and is licensed to transact business in 41

(Back to Index)

(Back to Index)

RESOURCE CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
JUNE 30, 2016
(unaudited)

states. In order to maintain its licenses and status as an approved seller/servicer, PCM must meet certain capital requirements. PCM was in compliance with those capital requirements as of June 30, 2016.
Residential mortgage loans held for sale, at fair value, consisted of $116.4 million and $44.7 million of agency-conforming and jumbo mortgage loans (net of allowance of $11,000), respectively, as of June 30, 2016. Residential mortgage loans held for sale, at fair value, consisted of $29.2 million and $65.3 million of agency-conforming and jumbo mortgage loans (net of allowance of $11,000), respectively, as of December 31, 2015.
During the quarter ended June 30, 2016, approximately 40.2% of the Company's residential mortgage loans were originated in Georgia, 15.8% in Utah, 14.7% in California, 6.0% in Virginia, and 4.9% in Florida. During the year ended December 31, 2015, approximately 44.9% of the Company's residential mortgage loans were originated in Georgia, 11.2% in Utah, 9.1% in Virginia, 4.4% in Florida, and 4.1% in Colorado.
Allowance for Loan Losses
The following is a summary of the allocation of the allowance for loan loss with respect to the Company's loans (in thousands, except percentages) by asset class (in thousands):

Description	Allowance for Loan Loss	Percentage of Total Allowance
As of June 30, 2016:
CRE whole loans	$1,425	99.23%
Mezzanine loans (2)	—	—%
Middle market loans	—	—%
Residential mortgage loans	11	0.77%
Total (1)	$1,436

As of December 31, 2015:
B notes	$15	0.03%
Mezzanine loans	38,079	80.90%
CRE whole loans	3,745	7.96%
Bank loans	1,282	2.72%
Middle market loans	3,939	8.37%
Residential mortgage loans	11	0.02%
Total	$47,071

(1)
As a result of amendments to consolidation accounting guidance adopted January 1, 2016, the Company deconsolidated loans held for investment in the amount of $271.8 million of its CRE loans and $134.5 million of its bank loans and the related allowance for loan losses of $41.7 million (see Note 2).

(2)	The Company has one mezzanine loan with a par value of $28.8 million that was acquired at fair value as a result of the liquidation of RREF 2006-1.
Principal Paydown Receivables
Principal paydown receivables represent the portion of the Company's loan portfolio for which indication has been provided through its various servicers, trustees, or its asset management group that a payoff or paydown of a loan has been received but which, as of period end, the Company has not received and applied to the outstanding loan balance. At June 30, 2016, the Company had $8.1 million principal paydown receivables, the entirety of which the Company received in cash during July 2016. At December 31, 2015, principal paydown receivables relating to the Company's loan portfolio totaled $17.9 million, the entirety of which the Company received in cash during January 2016.

(Back to Index)

(Back to Index)

RESOURCE CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
JUNE 30, 2016
(unaudited)

NOTE 8 - INVESTMENTS IN UNCONSOLIDATED ENTITIES
The following table shows the Company's investments in unconsolidated entities as of June 30, 2016 and December 31, 2015 and equity in earnings of unconsolidated subsidiaries for the three and six months ended June 30, 2016 and 2015 (in thousands):

				Equity in Earnings of Unconsolidated Subsidiaries
		Balance as of	Balance as of	For the three months ended	For the six months ended	For the three months ended	For the six months ended
	Ownership %	June 30, 2016	December 31, 2015	June 30, 2016	June 30, 2016	June 30, 2015	June 30, 2015
RRE VIP Borrower, LLC (1)	—%	$—	$—	$10	$35	$—	$46
Investment in LCC Preferred Stock	29.0%	44,361	42,017	933	2,344	350	402
Investment in CVC Global Credit Opportunities Fund (2)	—%	—	—	—	—	312	920
Pearlmark Mezz IV L.P. (3)	47.4%	6,585	6,465	171	419	—	—
RCM Global, LLC(4)	25.4%	584	—	222	399	—	—
Pelium Capital Partners, L.P. (4)	80.2%	23,723	—	1,360	1,721	—	—
Subtotal		75,253	48,482	2,696	4,918	662	1,368
Investment in RCT I and II (5)	3.0%	1,548	1,548	(651)	(1,292)	(602)	(1,195)
Total		$76,801	$50,030	$2,045	$3,626	$60	$173

(1)
The investment in RRE VIP Borrower was sold as of December 31, 2014. Earnings for the three and six months ended June 31, 2016 and 2015 are related to insurance premium refunds and the liquidation of bank accounts with respect to the underlying sold properties of the portfolio.

(2)	In December 2015, the Company elected a full redemption of its remaining investment from the fund.
(3) The Company has committed to invest up to $50.0 million in Pearlmark Mezzanine Realty Partners IV, L.P. The commitment termination date ends the earlier of when the original commitment is fully funded, or the fifth anniversary following the final closing date of June 24, 2015.

(4)	Pursuant to the new consolidation guidance adopted January 1, 2016, these previously consolidated VIEs are now accounted for under the equity method.

(5)	For the three and six months ended June 30, 2016 and 2015, these amounts are recorded in interest expense on the Company's consolidated statements of operations.

(Back to Index)

(Back to Index)

RESOURCE CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
JUNE 30, 2016
(unaudited)

NOTE 9 - FINANCING RECEIVABLES
The following tables show the allowance for loan and lease losses and recorded investments in loans and leases for the years indicated (in thousands):

	Commercial Real Estate Loans	Bank Loans	Middle Market Loans	Residential Mortgage Loans	Direct Financing Leases	Total
As of June 30, 2016:
Allowance for Loan and Leases Losses:
Allowance for losses at January 1, 2016	$41,839	$1,282	$3,939	$11	$465	$47,536
Provision (recovery) for loan and lease losses	—	77	12,059	—	—	12,136
Loans charged-off	—	(77)	(15,998)	—	—	(16,075)
Recoveries	—	—	—	—	—	—
Deconsolidation of VIEs	(40,414)	(1,282)	—	—	—	(41,696)
Allowance for losses at June 30, 2016	$1,425	$—	$—	$11	$465	$1,901
Ending balance:
Individually evaluated for impairment	$—	$—	$—	$—	$465	$465
Collectively evaluated for impairment	$1,425	$—	$—	$11	$—	$1,436
Loans acquired with deteriorated credit quality	$—	$—	$—	$—	$—	$—
Loans and Leases:
Ending balance:
Individually evaluated for impairment	$38,133	$—	$—	$—	$1,130	$39,263
Collectively evaluated for impairment	$1,383,057	$—	$54,485	$2,641	$—	$1,440,183
Loans acquired with deteriorated credit quality	$—	$—	$—	$—	$—	$—

As of December 31, 2015:
Allowance for Loan and Lease Losses:
Allowance for losses at January 1, 2015	$4,043	$570	$—	$—	$—	$4,613
Provision for loan and lease losses	37,735	2,887	8,901	(99)	465	49,889
Loans charged-off	—	(2,175)	(4,962)	110	—	(7,027)
Recoveries	61	—	—	—	—	61
Allowance for losses at December 31, 2015	$41,839	$1,282	$3,939	$11	$465	$47,536
Ending balance:
Individually evaluated for impairment	$40,274	$1,282	$—	$—	$465	$42,021
Collectively evaluated for impairment	$1,565	$—	$3,939	$11	$—	$5,515
Loans acquired with deteriorated credit quality	$—	$—	$—	$—	$—	$—
Loans and Leases:
Ending balance:
Individually evaluated for impairment	$169,707	$1,544	$—	$—	$1,396	$172,647
Collectively evaluated for impairment	$1,522,400	$132,973	$379,452	$1,746	$—	$2,036,571
Loans acquired with deteriorated credit quality	$—	$—	$—	$—	$—	$—

(Back to Index)

(Back to Index)

RESOURCE CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
JUNE 30, 2016
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
As of June 30, 2016 all of the Company's bank loans were deconsolidated (see Note 2). As of December 31, 2015, all of the Company's bank loans were current with respect to debt service with the exception of one loan with an amortized aggregate cost of $1.5 million, on which there was a reserve.
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

(Back to Index)

(Back to Index)

RESOURCE CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
JUNE 30, 2016
(unaudited)

Credit risk profiles of middle market loans were as follows (in thousands):

	Rating 1	Rating 2	Rating 3	Rating 4	Rating 5	Held for Sale	Total
As of June 30, 2016:
Middle market loans	$—	$48,452	$6,033	$—	$—	$259,179	$313,664

As of December 31, 2015:
Middle market loans	$44,252	$305,578	$29,622	$—	$—	$—	$379,452
All of the Company’s middle market loans were current with respect to debt service as of June 30, 2016 and December 31, 2015.
Commercial Real Estate Loans
Loans are graded at inception and updates to assigned grades are made continually as new information is received, as such, a loan previously rated 4 may, over time and with improved performance, be rated better than 4. Loans are graded on a scale of 1 to 4 with 1 representing the Company’s highest rating and 4 representing its lowest rating. Commercial real estate loans are first individually evaluated for impairment. To the extent no individual impairment is determined, a general reserve is established.

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

Credit risk profiles of commercial real estate loans were as follows (in thousands):

	Rating 1 (2)	Rating 2	Rating 3	Rating 4	Held for Sale	Total
As of June 30, 2016:
CRE whole loans	$1,419,190	$2,000	$—	$—	$—	$1,421,190
Mezzanine loans (1)	—	—	—	—	—	—
	$1,419,190	$2,000	$—	$—	$—	$1,421,190

As of December 31, 2015:
CRE whole loans	$1,596,099	$32,500	$—	$2,202	$—	$1,630,801
B notes	15,934	—	—	—	—	15,934
Mezzanine loans	7,300	—	—	38,072	—	45,372
	$1,619,333	$32,500	$—	$40,274	$—	$1,692,107

(1)	The Company has one mezzanine loan with a par value of $28.8 million that was acquired at fair value as a result of the liquidation of RREF 2006-1.

(2)	Includes three and four loans which were impaired as of June 30, 2016 and December 31, 2015, respectively.

(Back to Index)

(Back to Index)

RESOURCE CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
JUNE 30, 2016
(unaudited)

The Company had no delinquent commercial real estate loans as of June 30, 2016. All of the Company's commercial real estate loans were current with exception of one mezzanine loan that had defaulted as of December 31, 2015. This loan was deconsolidated as part of the Company's adoption of amendments to consolidation accounting guidance as required on January 1, 2016 (see Note 2). However, as a result of RREF CDO 2006-1 being called and liquidated on April 25, 2016, par value of $28.8 million of this mezzanine loan was acquired as part of the liquidation proceeds and is reflected on the Company's balance sheet at a fair value of zero at June 30, 2016.
Residential Mortgage Loans
Residential mortgage loans are reviewed periodically for collectability in light of historical experience, the nature and amount of the loan portfolio, adverse situations that may affect the borrower's ability to repay, estimated value of any underlying collateral, and prevailing underlying conditions.
Direct Financing Leases
During the year ended December 31, 2015, the Company recorded a provision against the value of the direct financing leases in the amount of $465,000. As of June 30, 2016, the Company held $665,000 of direct financing leases, net of reserves.
Loan Portfolios Aging Analysis
The following table presents the loan and lease portfolio aging analysis as of the dates indicated at amortized cost (in thousands):

	30-59 Days	60-89 Days	Greater than 90 Days	Total Past Due	Current	Total Loans Receivable	Total Loans > 90 Days and Accruing
As of June 30, 2016:
CRE whole loans	$—	$—	$—	$—	$1,421,190	$1,421,190	$—
Mezzanine loans (3)	—	—	—	—	—	—	—
Middle market loans	—	—	—	—	54,485	54,485	—
Direct Financing Leases	—	—	59	59	1,071	1,130	—
Residential mortgage loans (1)	—	—	169	169	163,601	163,770	—
Total loans	$—	$—	$228	$228	$1,640,347	$1,640,575	$—

As of December 31, 2015:
CRE whole loans (2)	$—	$—	$—	$—	$1,630,801	$1,630,801	$—
B notes	—	—	—	—	15,934	15,934	—
Mezzanine loans	—	38,072	—	38,072	7,300	45,372	—
Bank loans	1,544	—	—	1,544	132,973	134,517	—
Middle market loans	—	—	—	—	379,452	379,452	—
Direct Financing Leases	12	214	—	226	1,170	1,396	—
Residential mortgage loans (1)	27	41	80	148	96,069	96,217	—
Total loans	$1,583	$38,327	$80	$39,990	$2,263,699	$2,303,689	$—

(1)	Contains $161.1 million and $94.5 million of residential mortgage loans held for sale at fair value at June 30, 2016 and December 31, 2015, respectively.

(2)	Current loans include one impaired whole loan with an amortized costs of $2.2 million, which was fully reserved as of December 31, 2015.

(3)	The Company has one mezzanine loan with a par value of $28.8 million that was acquired at fair value as a result of the liquidation of RREF 2006-1.

(Back to Index)

(Back to Index)

RESOURCE CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
JUNE 30, 2016
(unaudited)

Impaired Loans
The following tables show impaired loans as of the dates indicated (in thousands):

	Recorded Balance (1)	Unpaid Principal Balance	Specific Allowance	Average Investment in Impaired Loans	Interest Income Recognized
As of June 30, 2016:
Loans without a specific valuation allowance:
CRE whole loans	$38,133	$38,133	$—	$38,133	$353
Mezzanine loans	$—	$—	$—	$—	$—
Middle market loans	$—	$—	$—	$—	$—
Residential mortgage loans	$—	$—	$—	$—	$—
Loans with a specific valuation allowance:
CRE whole loans	$—	$—	$—	$—	$—
Mezzanine loans	$—	$—	$—	$—	$—
Bank loans	$—	$—	$—	$—	$—
Middle market loans	$—	$—	$—	$—	$—
Residential mortgage loans	$—	$—	$—	$—	$—
Total:
CRE whole loans	$38,133	$38,133	$—	$38,133	$353
Mezzanine loans	—	—	—	—	—
Middle market loans	—	—	—	—	—
Residential mortgage loans	—	—	—	—	—
	$38,133	$38,133	$—	$38,133	$353

As of December 31, 2015:
Loans without a specific valuation allowance:
CRE whole loans	$129,433	$129,433	$—	$128,591	$3,939
B notes	$—	$—	$—	$—	$—
Mezzanine loans	$—	$—	$—	$—	$—
Bank loans	$—	$—	$—	$—	$—
Middle market loans	$—	$—	$—	$—	$—
Residential mortgage loans	$—	$—	$—	$—	$—
Loans with a specific valuation allowance:
CRE whole loans	$2,202	$2,202	$(2,202)	$2,202	$63
B notes	$—	$—	$—	$—	$—
Mezzanine loans	$38,072	$38,072	$(38,072)	$38,072	$(2,879)
Bank loans	$1,544	$1,551	$(1,282)	$1,544	$—
Middle market loans	$—	$—	$—	$—	$—
Residential mortgage loans	$—	$—	$—	$—	$—
Total:
CRE whole loans	$131,635	$131,635	$(2,202)	$130,793	$4,002
B notes	—	—	—	—	—
Mezzanine loans	38,072	38,072	(38,072)	38,072	(2,879)
Bank loans	1,544	1,551	(1,282)	1,544	—
Middle market loans	—	—	—	—	—
Residential mortgage loans	—	—	—	—	—
	$171,251	$171,258	$(41,556)	$170,409	$1,123

(Back to Index)

(Back to Index)

RESOURCE CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
JUNE 30, 2016
(unaudited)

(1)
As a result of the adoption of new consolidation accounting guidance as required on January 1, 2016, the Company deconsolidated $91.3 million in senior participations of four loans that were previously classified as impaired loans in the Company's consolidated financial statements as of December 31, 2015 (see Note 2).

Troubled-Debt Restructurings
The following tables show troubled-debt restructurings in the Company's loan portfolio (in thousands):

	Number of Loans	Pre-Modification Outstanding Recorded Balance	Post-Modification Outstanding Recorded Balance
Six Months Ended June 30, 2016
CRE whole loans	3	$29,459	$29,459
Mezzanine loans	—	—	—
Middle market loans	—	—	—
Residential mortgage loans	—	—	—
Total loans	3	$29,459	$29,459

	Number of Loans	Pre-Modification Outstanding Recorded Balance	Post-Modification Outstanding Recorded Balance
Six Months Ended June 30, 2015
CRE whole loans	2	$67,459	$67,459
B notes	—	—	—
Mezzanine loans	1	38,072	—
Bank loans	—	—	—
Middle market loans	—	—	—
Residential mortgage loans	—	—	—
Total loans	3	$105,531	$67,459

As of June 30, 2016 and 2015, there were no commercial real estate loan troubled-debt restructurings that subsequently defaulted.
NOTE 10 - BUSINESS COMBINATIONS
On February 26, 2014, the Company made an additional capital contribution to LCF which gave the Company majority ownership at 50.2%. As a result, the Company began consolidating the LCF joint venture. The joint venture was established for the purpose of acquiring life settlement contracts through a financing facility. On April 30, 2015, the Company committed to another capital contribution in the amount of $750,000, increasing its ownership of LCF to 60.7%. The first installment of $375,000 was funded on April 30, 2015 and the second installment of $375,000 was funded on July 30, 2015. On December 15, 2015, the Company committed to an additional capital contribution in the amount of $1.3 million, increasing its ownership of LCF to 70.9%. The first installment of $750,000 was funded on January 5, 2016 and the second installment of $500,000 was funded June 30, 2016.
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

(Back to Index)

(Back to Index)

RESOURCE CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
JUNE 30, 2016
(unaudited)

NOTE 11 - INTANGIBLE ASSETS
The following table summarizes the activity of intangible assets for the period indicated (in thousands):

	Management Contracts	Wholesale/Correspondent Relationships	Mortgage Servicing Rights	Total
Balance, January 1, 2016	$5,316	$90	$20,822	$26,228
Additions	—	—	8,362	8,362
Sales	—	—	—	—
Amortization	(802)	—	(2,262)	(3,064)
Total before impairment adjustment	4,514	90	26,922	31,526
Temporary impairment adjustment	—	—	(4,800)	(4,800)
Balance, June 30, 2016	$4,514	$90	$22,122	$26,726
Management Contracts and Wholesale/Correspondent Relationships
The Company recognized fee income on management contracts of $510,000 and $912,000 for the three and six months ended June 30, 2016, respectively, and $896,000 and $1.9 million for the three and six months ended June 30, 2015, respectively.
For the three and six months ended June 30, 2016 the Company recorded amortization expense of $327,000 and $802,000, respectively, in relation to the Company's management contracts. For the three and six months ended June 30, 2015 the Company recorded amortization expense of $512,000 and $1.0 million in relation to the Company's management contracts and wholesale/correspondent relationships, respectively. The Company expects to record amortization expense on its management contracts of approximately $1.5 million for the year ending December 31, 2016, $1.3 million for the year ending December 31, 2017, $1.2 million for the year ending December 31, 2018, $514,000 for the year ending December 31, 2019, and $515,000 for the year ending December 31, 2020.  The weighted average amortization period was 5.3 years and 5.8 years at June 30, 2016 and December 31, 2015, respectively.
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
The total servicing portfolio consists of loans associated with capitalized mortgage servicing rights (“MSRs”) and loans held for sale.  In accordance with guidance on servicing assets and liabilities, the Company utilizes the amortization method for the subsequent measurement of its MSRs. The total servicing portfolio was $2.6 billion and $2.0 billion as of June 30, 2016 and December 31, 2015, respectively.  MSRs recorded in the Company's consolidated balance sheets are related to the capitalized servicing portfolio and are created through the sale of originated residential mortgage loans. Amounts related to capitalized MSRs are recorded in net realized an unrealized gain (loss) on sales of investment securities available-for-sale and loans and derivatives line item in the Company's statement of operations. Amounts related to temporary impairment adjustments are recorded in fee income in the Company's statement of operations.
For the three and six months ended June 30, 2016, the Company recognized $1.2 million and $2.3 million of amortization expense related to MSRs, respectively. For the three and six months ended June 30, 2015, the Company recognized $1.0 million and $1.8 million, respectively. The Company expects to recognize amortization related to its MSRs portfolio in the amount of $4.7 million for the year ending December 31, 2016, $3.9 million for the year ending December 31, 2017, $3.1 million for the year ending December 31, 2018, $2.6 million for the year ending December 31, 2019, and $2.2 million for the year ending December 31, 2020. The weighted average amortization period was 1.3 years and 1.2 years at June 30, 2016 and December 31, 2015, respectively. The weighted average remaining life was 5.2 years and 6.7 years at June 30, 2016 and December 31, 2015, respectively.
The Company also records MSRs at fair value on a non-recurring basis. MSRs are recorded at fair value at inception and at the end of each reporting period if the fair value is less than unamortized cost. The Company uses a discounted cash flow

(Back to Index)

(Back to Index)

RESOURCE CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
JUNE 30, 2016
(unaudited)

approach to estimate the fair value of MSRs utilizing the valuation services of an independent third party. The key assumptions used in the estimation of the fair value of MSRs include prepayment speeds, discount rates, default rates, cost to service, contractual servicing fees and escrow earnings. The Company recorded temporary impairment of $2.3 million and $4.8 million for the three and six months ended June 30, 2016. The fair value of MSRs was $22.0 million and $21.3 million at June 30, 2016 and December 31, 2015, respectively.
The activity in the loan servicing portfolio associated with capitalized servicing rights consisted of the following (in thousands):

	June 30, 2016	December 31, 2015
Balance, beginning of period	$1,998,273	$894,767
Additions	752,329	1,236,145
Payoffs, sales and curtailments	(162,102)	(132,639)
Balance, end of period	$2,588,500	$1,998,273
The value of MSRs is driven by the net positive, or in some cases net negative, cash flows associated with servicing activities.  These cash flows include contractually specified servicing fees, late fees and other ancillary servicing revenue and were recorded within fee income as follows (in thousands):

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2016	2015	2016	2015
Servicing fees from capitalized portfolio	$1,559	$911	$2,992	$1,462
Late fees	$50	$18	$99	$41
Other ancillary servicing revenue	$7	$3	$12	$7

(Back to Index)

(Back to Index)

RESOURCE CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
JUNE 30, 2016
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

	Principal Outstanding	Unamortized Issuance Costs and Discounts	Outstanding Borrowings	Weighted Average Borrowing Rate	Weighted Average Remaining Maturity	Value of Collateral
As of June 30, 2016:
RCC CRE Notes 2013 Senior Notes	$47,724	$419	$47,305	3.46%	12.5 years	$86,307
RCC 2014-CRE2 Senior Notes	149,960	2,394	147,566	1.87%	15.8 years	266,977
RCC 2015-CRE3 Senior Notes	221,692	2,930	218,762	2.48%	15.7 years	283,354
RCC 2015-CRE4 Senior Notes	223,735	2,815	220,920	2.16%	16.1 years	309,729
Unsecured Junior Subordinated Debentures	51,548	27	51,521	4.58%	20.3 years	—
6.0% Convertible Senior Notes	115,000	4,076	110,924	6.00%	2.4 years	—
8.0% Convertible Senior Notes	100,000	4,045	95,955	8.00%	3.5 years	—
CRE - Term Repurchase Facilities (2)	282,863	1,583	281,280	2.78%	17 days	418,236
CMBS - Term Repurchase Facilities (3)	83,073	37	83,036	2.48%	244 days	119,531
Trust Certificate - Term Repurchase Facility (4)	26,655	357	26,298	5.95%	2.4 years	89,181
Residential Investments - Term Repurchase Facility (5)	888	—	888	3.00%	5 days	1,018
Residential Mortgage Financing Agreements (6)	146,764	—	146,764	3.07%	80 days	201,114
Senior Secured Revolving Credit Agreement (8)	144,000	—	144,000	3.22%	2.8 years	320,447
Total	$1,593,902	$18,683	$1,575,219	3.31%	7.7 years	$2,095,894

	Principal Outstanding	Unamortized Issuance Costs and Discounts	Outstanding Borrowings	Weighted Average Borrowing Rate	Weighted Average Remaining Maturity	Value of Collateral
As of December 31, 2015:
RREF CDO 2006-1 Senior Notes (1)	$52,772	$—	$52,772	2.60%	30.6 years	$94,379
RREF CDO 2007-1 Senior Notes (1)	91,752	—	91,752	1.65%	30.8 years	210,904
RCC CRE Notes 2013 Senior Notes	58,465	664	57,801	3.21%	13.0 years	104,439
RCC 2014-CRE2 Senior Notes	198,594	2,991	195,603	1.68%	16.3 years	313,663
RCC 2015-CRE3 Senior Notes	282,127	3,466	278,661	2.25%	16.2 years	341,099
RCC 2015-CRE4 Senior Notes	223,735	3,160	220,575	2.06%	16.6 years	308,042
Apidos Cinco CDO Senior Notes (1)	135,417	—	135,417	1.25%	4.4 years	154,584
Unsecured Junior Subordinated Debentures	51,548	135	51,413	4.40%	20.8 years	—
6.0% Convertible Senior Notes	115,000	4,917	110,083	6.00%	2.9 years	—
8.0% Convertible Senior Notes	100,000	4,599	95,401	8.00%	4.0 years	—
CRE - Term Repurchase Facilities (2)	225,346	2,418	222,928	2.64%	17 days	321,267
CMBS - Term Repurchase Facility (3)	25,658	2	25,656	1.57%	18 days	31,650
Trust Certificates - Term Repurchase Facility (4)	26,659	415	26,244	5.85%	2.9 years	89,181
Residential Investments - Term Repurchase Facility (5)	782	—	782	2.75%	264 days	835
Residential Mortgage Financing Agreements (6)	85,819	—	85,819	3.10%	257 days	120,952
CMBS - Short Term Repurchase Agreements (7)	57,407	—	57,407	2.06%	18 days	79,347
Senior Secured Revolving Credit Agreement (8)	190,000	3,026	186,974	3.09%	3.2 years	376,306
Total	$1,921,081	$25,793	$1,895,288	2.89%	10.4 years	$2,546,648

(1)	On January 1, 2016, RREF CDO 2006-1, RREF CDO 2007-1 and Apidos Cinco CDO were deconsolidated in accordance with guidance on consolidation (see Note 2).

(Back to Index)

(Back to Index)

RESOURCE CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
JUNE 30, 2016
(unaudited)

(2)	Amounts also include accrued interest expense of $356,000 and $315,000 related to CRE repurchase facilities as of June 30, 2016 and December 31, 2015, respectively.

(3)
Amounts also include accrued interest expense of $157,000 and $18,000 related to CMBS repurchase facilities as of June 30, 2016 and December 31, 2015, respectively. Amounts do not reflect CMBS repurchase agreement borrowings that are components of linked transactions as of December 31, 2015.

(4)	Amounts also include accrued interest expense of $57,000 and $61,000 related to trust certificate repurchase facilities as of June 30, 2016 and December 31, 2015, respectively.

(5)	Amounts also include accrued interest expense of $26,000 and $30,000 related to residential investment facilities as of June 30, 2016 and December 31, 2015, respectively.

(6)
The value of collateral related to residential mortgage financing agreements is the appraised value of the collateral underlying the residential mortgage loans subject to repurchase as of June 30, 2016 and December 31, 2015.

(7)	Amounts also include accrued interest expense of $0 and $40,000 related to CMBS short term repurchase facilities as of June 30, 2016 and December 31, 2015.

(8)
Subsequent to June 30, 2016, the Company entered into and closed on a purchase agreement to sell its interest in Northport TRS, LLC. As a result of the transaction, $2.6 million of amortization of the remaining deferred debt issuance costs related to the credit facility was accelerated and recorded as of June 30, 2016 (see Note 24).

The Company is in compliance with all covenants in the respective agreements as of June 30, 2016.
Securitizations
The following table sets forth certain information with respect to the Company's consolidated securitizations:

Securitization	Closing Date	Maturity Date	End of Designated Principal Reinvestment Period (1)	Total Note Paydowns as of June 30, 2016
				(in millions)
RCC CRE Notes 2013	December 2013	December 2028	N/A	$213.1
RCC 2014-CRE2	July 2014	April 2032	July 2016	$85.3
RCC 2015-CRE3	February 2015	March 2032	February 2017	$60.4
RCC 2015-CRE4	August 2015	August 2032	August 2017	$—

(1)
The designated principal reinvestment period is the period where principal payments received by each respective securitization may be designated by the Company to purchase funding participations of existing collateral originally underwritten at the close of each securitization, which was funded outside of the deal structure.

The investments held by the Company's securitizations collateralize the securitization's borrowings and, as a result, are not available to the Company, its creditors, or stockholders. All senior notes retained at closing or subsequently repurchased by the Company as of June 30, 2016 eliminate in consolidation.

On January 1, 2016, the Company adopted the amendments to the consolidation guidance (see Note 2). As a result of its evaluation, the Company deconsolidated RREF CDO 2006-1, RREF CDO 2007-1 and Apidos Cinco CDO.

(Back to Index)

(Back to Index)

RESOURCE CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
JUNE 30, 2016
(unaudited)

Repurchase and Credit Facilities
Borrowings under the Company's repurchase agreements were guaranteed by the Company or one of its subsidiaries. The following table sets forth certain information with respect to the Company's borrowings (in thousands, except percentages):

	As of June 30, 2016				As of December 31, 2015
	Outstanding Borrowings	Value of Collateral	Number of Positions as Collateral	Weighted Average Interest Rate	Outstanding Borrowings	Value of Collateral	Number of Positions as Collateral	Weighted Average Interest Rate
CMBS Term Repurchase Facilities
Wells Fargo Bank (1)	$22,593	$28,204	20	1.67%	$25,656	$31,650	21	1.57%
Deutsche Bank (2)	60,443	91,327	20	2.78%	—	—	—	—%

CRE Term Repurchase Facilities
Wells Fargo Bank (3)	159,276	234,122	13	2.56%	123,937	179,169	9	2.39%
Morgan Stanley Bank (4)	122,004	184,114	10	3.06%	98,991	142,098	7	2.96%

Trust Certificates Term Repurchase Facility
RSO Repo SPE Trust 2015 (5)	26,298	89,181	1	5.95%	26,244	89,181	1	5.85%

Short-Term Repurchase Agreements - CMBS
Wells Fargo Securities, LLC	—	—	—	—%	13,548	19,829	3	1.93%
Deutsche Bank Securities, LLC	—	—	—	—%	43,859	59,518	17	2.10%

Residential Investments Term Repurchase Facility
Wells Fargo Bank	888	1,018	2	3.00%	782	835	1	2.75%

Residential Mortgage Financing Agreements
New Century Bank	52,064	67,152	241	3.13%	43,789	61,111	199	3.17%
Wells Fargo Bank	94,700	133,962	334	3.03%	42,030	59,841	166	3.03%
Totals	$538,266	$829,080			$418,836	$643,232

(1)	The Wells Fargo Bank CMBS term repurchase facility includes $1,000 and $2,000 of deferred debt issuance costs as of June 30, 2016 and December 31, 2015, respectively.

(2)	The Deutsche Bank CMBS term repurchase facility includes $36,000 and $0 of deferred debt issuance costs as of June 30, 2016 and December 31, 2015, respectively.

(3)	The Wells Fargo Bank CRE term repurchase facility includes $163,000 and $675,000 of deferred debt issuance costs as of June 30, 2016 and December 31, 2015, respectively.

(4)	The Morgan Stanley Bank CRE term repurchase facility includes $1.4 million and $1.7 million of deferred debt issuance costs as of June 30, 2016 and December 31, 2015, respectively.

(5)	The RSO Repo SPE Trust 2015 term repurchase facility includes $357,000 and $415,000 of deferred debt issuance costs as of June 30, 2016 and December 31, 2015, respectively.

(Back to Index)

(Back to Index)

RESOURCE CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
JUNE 30, 2016
(unaudited)

The following table shows information about the amount at risk under the repurchase facilities (dollars in thousands):

	Amount at Risk (1)	Weighted Average Maturity	Weighted Average Interest Rate
As of June 30, 2016:
CMBS Term Repurchase Facilities
Wells Fargo Bank, National Association	$5,533	18 days	1.67%
Deutsche Bank AG	$32,692	329 days	2.78%

CRE Term Repurchase Facilities
Wells Fargo Bank, National Association	$74,444	18 days	2.56%
Morgan Stanley Bank, National Association	$60,571	15 days	3.06%

Trust Certificates Term Repurchase Facility
RSO Repo SPE Trust 2015	$62,576	2.4 years	5.95%

Residential Investments Term Repurchase Facility
Wells Fargo Bank, National Association	$130	5 days	3.00%

Residential Mortgage Financing Agreements
New Century Bank	$15,088	22 days	3.13%
Wells Fargo Bank, National Association	$39,262	59 days	3.03%

As of December 31, 2015:
CMBS Term Repurchase Facility
Wells Fargo Bank, National Association	$6,053	18 days	1.57%

CRE Term Repurchase Facilities
Wells Fargo Bank, National Association	$54,674	18 days	2.39%
Morgan Stanley Bank, National Association	$41,248	15 days	2.96%

Trust Certificates Term Repurchase Facility
RSO Repo SPE Trust 2015	$62,575	2.9 years	5.85%

Short-Term Repurchase Agreements - CMBS
Wells Fargo Securities, LLC	$6,288	11 days	1.93%
Deutsche Bank Securities, LLC	$16,330	20 days	2.05%

Residential Investments Term Repurchase Facility
Wells Fargo Bank, National Association	$54	264 days	2.75%

Residential Mortgage Financing Agreements
New Century Bank	$17,322	124 days	3.17%
Wells Fargo Bank, National Association	$17,811	134 days	3.03%

(1)	Equal to the estimated fair value of securities or loans sold, plus accrued interest income, minus the sum of repurchase agreement liabilities plus accrued interest expense.

(Back to Index)

(Back to Index)

RESOURCE CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
JUNE 30, 2016
(unaudited)

Residential Investments – Term Repurchase Facility
In June 2014, the Company's wholly-owned subsidiaries, RCC Resi Portfolio, RCC Resi TRS, and RCC Resi Depositor (the “Sellers”) entered into a master repurchase and securities contract (the “2014 Facility”) with Wells Fargo Bank, NA ("Wells Fargo").  Under the 2014 Facility, from time to time, the parties may enter into transactions in which the Sellers and Wells Fargo agree to transfer from the Sellers to Wells Fargo all of their right, title and interest to certain residential mortgage backed securities and other assets against the transfer of funds by Wells Fargo to the Sellers, with a simultaneous agreement by Wells Fargo to transfer back to the Sellers such assets at a date certain or on demand, against the transfer of funds from the Sellers to Wells Fargo. In May 2016, the Company entered into a sixth amendment of the 2014 Facility that made no material changes to the facility's terms. In July 2016, the Company agreed to terminate the 2014 Facility.
CMBS – Term Repurchase Facilities
In May 2016, the Company's wholly-owned subsidiary RCC Real Estate entered into a global master repurchase agreement (the “2016 Facility”) with Deutsche Bank, AG (“DB”).  Under the 2016 Facility, from time to time, the parties may enter into transactions in which RCC Real Estate and DB agree to transfer from the RCC Real Estate to DB all of their right, title and interest to certain CMBS and other assets (the "Assets") against the transfer of funds by DB to the RCC Real Estate, with a simultaneous agreement by DB to transfer back to the RCC Real Estate such Assets at a date certain, against the transfer of funds from the RCC Real Estate to DB. The maximum amount of the 2016 Facility is at DB's discretion and the minimum amount of the 2016 Facility is $50.0 million. The original term of the 2016 Facility is one year with subsequent one year extensions subject to DB's approval. The 2016 Facility includes a "makewhole" clause which entitles DB to the full original term's interest in the event of an optional termination.
The 2016 Facility contains customary events of default, including payment defaults, acts of insolvency, breaches of certain representations, and expulsion from any securities exchange and/or self-regulating organization.  The remedies for such events of default are also customary for this type of transaction and include the acceleration of all obligations of the RCC Real Estate to repay the purchase price for purchased assets.
The 2016 Facility also contains margin call provisions relating to a decline in the market value of a security. Under these circumstances, DB may require the RCC Real Estate to transfer cash or securities in an amount sufficient to eliminate any margin deficit resulting from such a decline.
Under the terms of the 2016 Facility and pursuant to a guarantee agreement dated May 23, 2016 (the “2016 Guaranty”), the Company guaranteed the payment and performance of (a) all payment obligations owing by the RCC Real Estate to DB under or in connection with the 2016 Facility and any other governing agreements; and (b) all expenses, including, without limitation, reasonable attorneys' fees and disbursements, that are incurred by DB in the enforcement of any of the foregoing or any obligation of the registrant.  The 2016 Guaranty includes a reporting covenant with which the Company was in compliance as of June 30, 2016.
Residential Mortgage Financing Agreements
In July 2014, PCM entered into a master repurchase agreement (the "Wells Fargo Facility") with Wells Fargo to finance the acquisition of residential mortgage loans. In May 2016, PCM amended its agreement with Wells Fargo to increase the maximum of the amount of the Wells Fargo Facility from $100.0 million to $115.0 million for the period from May 27, 2016 to June 26, 2016. In June 2016, PCM amended its agreement with Wells Fargo to increase the maximum of the amount of the Wells Fargo Facility from $115.0 million to $150.0 million. The maximum duration for jumbo loans was increased from 90 days to 270 days. No other material changes were made to the Wells Fargo Facility's terms.

(Back to Index)

(Back to Index)

RESOURCE CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
JUNE 30, 2016
(unaudited)

Contractual maturity dates of the Company's borrowings by category and year are presented in the table below (in thousands):

	Total	2016	2017	2018	2019	2020 and Thereafter
CRE Securitizations	$634,553	$—	$—	$—	$—	$634,553
Repurchase Agreements	538,266	451,525	60,443	26,298	—	—
Unsecured Junior Subordinated Debentures	51,521	—	—	—	—	51,521
6.0 % Convertible Notes	110,924	—	—	110,924	—	—
8.0 % Convertible Notes	95,955	—	—	—	—	95,955
Senior Secured Revolving Credit Facility	144,000	—	—	—	144,000	—
Total	$1,575,219	$451,525	$60,443	$137,222	$144,000	$782,029
NOTE 13 - SHARE ISSUANCE AND REPURCHASE

	For the Six Months Ended June 30, 2016		Total Outstanding
	Number of Shares Repurchased	Weighted Average Purchase Price	Number of Shares	Weighted Average Offering Price
8.50% Series A Preferred Stock	—	$—	1,069,016	$24.29
8.25% Series B Preferred Stock	195,900	$15.80	5,544,579	$24.02
8.625% Series C Preferred Stock	—	$—	4,800,000	$25.00
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
Under a dividend reinvestment plan authorized by the board of directors on March 21, 2013, the Company is authorized to issue up to 5,000,000 shares of common stock. During the three and six months ended June 30, 2016, the Company sold approximately 3,000 and 6,000 shares of common stock through this program, resulting in proceeds of approximately $35,000 and $70,000, respectively.
Under a share repurchase plan authorized by the board of directors on August 3, 2015, the Company is authorized to repurchase up to $50.0 million of its outstanding equity and debt securities. During the six months ended June 30, 2016, the Company repurchased approximately $8.0 million of its common stock, representing approximately 703,000 shares. Since the inception of the program through June 30, 2016, the Company has repurchased $33.9 million of its common stock, representing approximately 2.7 million shares or 8.0% of the outstanding balance. During the six months ended June 30, 2016, the Company repurchased approximately $3.1 million of its outstanding Series B preferred stock, representing approximately 196,000 shares or 3.4% of the initial outstanding balance. In March 2016, the Company's board of directors approved a new securities repurchase program for up to $50.0 million of its outstanding securities, which replaced the August 2015 repurchase plan.

(Back to Index)

(Back to Index)

RESOURCE CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
JUNE 30, 2016
(unaudited)

NOTE 14 - SHARE-BASED COMPENSATION
The following table summarizes the Company's restricted common stock transactions:

	Non-Employee Directors	Non-Employees	Employees	Total
Unvested shares as of January 1, 2016	15,267	617,657	58,445	691,369
Issued	23,193	230,338	50,784	304,315
Vested	(13,895)	(307,562)	(18,452)	(339,909)
Forfeited	—	—	—	—
Unvested shares as of June 30, 2016	24,565	540,433	90,777	655,775
The Company is required to value any unvested shares of restricted common stock granted to non-employees at the current market price.  The estimated fair value at grant date of the unvested shares of restricted common stock granted to non-employees during the six months ended June 30, 2016 and 2015, was $2.3 million and $4.9 million, respectively. The estimated fair value at grant date of unvested shares of restricted common stock issued to the Company’s seven non-employee directors during the six months ended June 30, 2016 and 2015 was $255,000 and $256,000, respectively. The estimated fair value of the unvested shares of restricted common stock granted during the six months ended June 30, 2016 and 2015, including the grant date fair value of shares issued to the Company’s employees, was $483,000 and $561,000, respectively.
The Company records any unvested shares of restricted common stock granted to non-employee directors at the fair value on the grant date amortized over the service period.  The amortization recognized during the three and six months ended June 30, 2016 and 2015 was $64,000 and $128,000 and $64,000 and $129,000, respectively.
As of June 30, 2016, the total unrecognized restricted common stock expense was $3.4 million, with a weighted average amortization period remaining of 2.1 years.
The following table summarizes restricted common stock grants during the six months ended June 30, 2016:

Date	Shares	Vesting/Year	Date(s)
January 21, 2016	130,903	33.3%	1/21/17, 1/21/18, 1/21/19
January 21, 2016	50,784	33.3%	1/21/17, 1/21/18, 1/21/19
February 1, 2016	3,421	100%	2/1/17
February 5, 2016	90,595	33.3%	2/5/17, 2/5/18, 2/5/19
March 8, 2016	13,912	100%	3/8/17
March 14, 2016	3,158	100%	3/14/17
March 31, 2016	8,840	100%	5/15/17(1)
June 6, 2016	2,702	100%	6/6/17

(1)
In connection with a grant of restricted common stock made on September 24, 2014, the Company agreed to issue up to 17,682 shares of common stock if certain loan origination performance thresholds were achieved by personnel from the Company’s loan origination team.  The performance criteria were measured at the end of two annual measurement periods which began April 1, 2014.  The agreement also provided dividend equivalent rights pursuant to which the dividends that would have been paid on the shares had they been issued on the date of grant were paid at the end of each annual measurement period if the performance criteria were met.  If the performance criteria were not met, the accrued dividends would be forfeited.  As a consequence, the Company did not record the dividend equivalent rights until earned.  On March 31, 2016, the final measurement period ended and 8,840 shares were earned. Approximately $42,000 of accrued dividend equivalent rights were paid in April 2016. These shares will vest over the subsequent 12 months at a rate of one-fourth per quarter.

(Back to Index)

(Back to Index)

RESOURCE CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
JUNE 30, 2016
(unaudited)

The following table summarizes the status of the Company’s vested stock options as of June 30, 2016:

Vested Options	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Vested as of January 1, 2016	26,250	$46.60
Vested	—	—
Exercised	—	—
Forfeited	—	—
Expired	—	—
Vested as of June 30, 2016	26,250	$46.60	2.45	$—
There were no options granted during the six months ended June 30, 2016 or 2015. The outstanding stock options have a contractual term of ten years, and will expire in May 2021.
The components of equity compensation expense for the periods presented as follows (in thousands):

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2016	2015	2016	2015
Restricted shares granted to non-employees (1)	$1,288	$543	$1,713	$1,307
Restricted shares granted to employees	63	184	837	350
Restricted shares granted to non-employee directors	64	64	128	129
Total equity compensation expense	$1,415	$791	$2,678	$1,786

(1) Non-employees are employees of Resource America.
Under the Company's Management Agreement, incentive compensation is paid quarterly. Up to 75% of the incentive compensation is paid in cash and at least 25% is paid in the form of an award of common stock. There were no incentive fees paid to the Manager for the three and six months ended June 30, 2016 and 2015.
Apart from incentive compensation payable under the Management Agreement, the Company has established no formal criteria for the issuance of equity awards as of June 30, 2016.  All awards are discretionary in nature and subject to approval by the compensation committee of the Company's board of directors.
On October 31, 2013, the Company, through its TRS, RCC Residential, completed a business combination whereby it acquired the assets of PCM, an Atlanta based company that originates and services residential mortgage loans, for approximately $7.6 million in cash. As part of this transaction, a key employee of PCM was granted approximately $800,000 of the Company’s restricted stock. In March 2016, this key employee ended his service period and all remaining amortization expense on unvested stock in the amount of $555,000 was accelerated. Any grants for employees of PCM are accounted for as compensation and amortized to equity compensation expense over the vesting period. Dividends declared on the stock while unvested are recorded as a general and administrative expense. Dividends declared after the stock vests are recorded as a distribution. For the three and six months ended June 30, 2016, $63,000 and $837,000 of amortization of the stock grants was recorded to equity compensation expense, respectively. For the three and six months ended June 30, 2015, $184,000 and $350,000 of amortization of the stock grants was recorded to equity compensation expense, respectively. For the three and six months ended June 30, 2016, $38,000 and $76,000 of expense related to dividends on unvested shares was recorded to general and administrative expense on the Company’s consolidated statements of operations, respectively. For the three and six months ended June 30, 2015, $43,000 and $86,000 of expense related to dividends on unvested shares was recorded to general and administrative expense on the Company’s consolidated statements of operations, respectively.

(Back to Index)

(Back to Index)

RESOURCE CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
JUNE 30, 2016
(unaudited)

NOTE 15 - EARNINGS PER SHARE
On August 3, 2015, the Company's board of directors approved a one-for-four reverse stock split of its outstanding common stock which took effect after the close of business on August 31, 2015. Outstanding share and per-share amounts disclosed as of June 30, 2016 and for all other comparative periods provided have been retroactively adjusted to reflect the effects of the stock split.
The following table presents a reconciliation of basic and diluted earnings per share for the periods presented as follows (in thousands, except share and per share amounts):

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2016	2015	2016	2015
Basic:
Net income (loss) allocable to common shares	$(1,536)	$(31,011)	$8,137	$(21,609)
Weighted average number of shares outstanding	30,410,451	32,852,316	30,505,428	32,833,426
Basic net income (loss) per share	$(0.05)	$(0.94)	$0.27	$(0.66)

Diluted:
Net income (loss) allocable to common shares	$(1,536)	$(31,011)	$8,137	$(21,609)
Weighted average number of shares outstanding	30,410,451	32,852,316	30,505,428	32,833,426
Additional shares due to assumed conversion of dilutive instruments	—	—	218,844	—
Adjusted weighted-average number of common shares outstanding	30,410,451	32,852,316	30,724,272	32,833,426
Diluted net income (loss) per share	$(0.05)	$(0.94)	$0.26	$(0.66)
Potentially dilutive shares consisting of 324,524 and 381,106 shares of restricted stock are not included in the calculation of diluted net income (loss) per share for the three and six months ended June 30, 2016, respectively, because the effect was anti-dilutive. Potentially dilutive shares consisting of 9,002,864 shares issuable in connection with the potential conversion of the Company's 6.0% and 8.0% Convertible Senior Notes (see Note 12) for the three and six months ended June 30, 2016 were not included in the calculation of diluted net income (loss) per share because the effect was anti-dilutive.
Potentially dilutive shares consisting of 349,880 and 305,878 shares of restricted stock are not included in the calculation of diluted net (loss) per share for the three and six months ended June 30, 2015, respectively, because the effect was anti-dilutive. Potentially dilutive shares consisting of 9,002,864 shares issuable in connection with the potential conversion of the Company's 6.0% and 8.0% Convertible Senior Notes for both the three and six months ended June 30, 2015 were not included in the calculation of diluted net loss per share because the effect was anti-dilutive.
NOTE 16 - ACCUMULATED OTHER COMPREHENSIVE (LOSS) INCOME
The following table presents the changes in each component of accumulated other comprehensive income for the six months ended June 30, 2016 (dollars in thousands):

	Net unrealized (loss) gain on derivatives	Net unrealized (loss) gain on securities, available-for-sale	Foreign Currency Translation	Accumulated other comprehensive income (loss)
January 1, 2016	$(3,471)	$2,568	$(63)	$(966)
Other comprehensive gain (loss) before reclassifications	117	1,936	—	2,053
Amounts reclassified from accumulated other comprehensive income	(55)	(332)	—	(387)
June 30, 2016	$(3,409)	$4,172	$(63)	$700

(Back to Index)

(Back to Index)

RESOURCE CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
JUNE 30, 2016
(unaudited)

NOTE 17 - RELATED PARTY TRANSACTIONS
Relationship with Resource America and Certain of its Subsidiaries
Relationship with Resource America.  On September 19, 2013, the audit committee of the board of directors of Resource America concluded that Resource America should consolidate the financial statements of the Company, which was previously treated as an unconsolidated VIE. Resource America's audit committee reached this conclusion after consultations with the Office of the Chief Accountant of the Securities and Exchange Commission (the “Commission”) following comments received from the staff of the Division of Corporation Finance of the Commission and the audit committee's discussion with the Company's management and its independent registered public accounting firm. Resource America's audit committee noted that consolidation of the Company was not expected to materially affect Resource America's previously reported net income attributable to common shareholders. In December 2015, Resource America elected to early adopt consolidation guidance issued by the FASB in February 2015 (see Note 2) and was required to reevaluate whether or not the Company should be consolidated into Resource America’s financial statements. It was determined that the Company is no longer a VIE and Resource America will no longer consolidate the Company’s financial statements. On May 22, 2016 Resource America agreed to be acquired by C-III Capital Partners LLC ("C-III"), a leading commercial real estate services company engaged in a broad range of activities, including primary and special loan servicing, loan origination, fund management, CDO management, principal investment, investment sales and multifamily property management. As part of the transaction, C-III will assume the Company's management contract from Resource America and will acquire 715,396 shares of the Company's common equity (2.3% of outstanding the Company's shares) currently held by Resource America. The transaction is expected to close late in the third quarter or early in the fourth quarter of 2016. At June 30, 2016, Resource America owned 715,396 shares, or 2.3%, of the Company’s outstanding common stock.  On May 21, 2016, Resource America entered into a letter agreement with the Company pursuant to which the Company irrevocably waived its right to terminate the management agreement as a result of a “Change of Control” (as defined in the management agreement) resulting from the merger. Resource America agreed to pay $1.5 million to the Company at the closing of the merger.
The Company is managed by the Manager, which is a wholly-owned subsidiary of Resource America, pursuant to a Management Agreement that provides for both base and incentive management fees.  For the three and six months ended June 30, 2016 the Manager earned base management fees of approximately $3.0 million and $6.9 million, respectively. For the three and six months ended June 30, 2015 the Manager earned base management fees of approximately and $3.4 million and $6.8 million, respectively. No incentive management fees were earned for the three and six months ended June 30, 2016 or 2015.  The Company also reimburses the Manager and Resource America for expenses, including the expenses of employees of Resource America who perform legal, accounting, due diligence and other services that outside professionals or consultants would otherwise perform, and for the wages, salaries and benefits of several Resource America personnel dedicated to the Company’s operations.  The Company also reimburses Resource America for additional costs incurred related to the Company's life care business, Long Term Care Conversion Funding, established for the purpose of originating and acquiring life settlement contracts. The initial agreement, authorized in December 2012, provided for an annual fee of $550,000, with a two-year term. In March 2015, the agreement was amended for an additional year through 2016. This fee is paid quarterly. For the three and six months ended June 30, 2016 the Company paid the Manager $1.5 million and $2.6 million, respectively, as expense reimbursements. For the three and six months ended June 30, 2015 the Company paid the Manager $1.6 million and $2.7 million, respectively, as expense reimbursements.
On November 24, 2010, the Company entered into an Investment Management Agreement with Resource Capital Markets, Inc. (“RCM”), a wholly-owned subsidiary of Resource America.  The initial agreement provided that: (a) RCM may invest up to $5.0 million of the Company’s funds, with the investable amount being adjusted by portfolio gains (losses) and collections, and offset by expenses, taxes and realized management fees, and (b) RCM can earn a management fee in any year that the net profits earned exceed a preferred return. On June 17, 2011, the Company entered into a revised Investment Management Agreement with RCM which provided an additional $8.0 million of the Company’s funds.  The management fee is 20% of the amount by which the net profits exceed the preferred return.  During the three and six months ended June 30, 2016 and 2015, RCM earned no management fees. The portfolio began a partial liquidation during the year ended December 31, 2013 that has resulted in the outstanding portfolio balance being significantly decreased. The Company holds $4.0 million in fair market value of trading securities as of June 30, 2016, an increase of $300,000 from $3.7 million at fair market value as of December 31, 2015.  The Company also reimburses RCM for expenses paid on the Company's behalf. For the three and six months ended June 30, 2016 the Company paid RCM $0 and $8,000, respectively, as expense reimbursements. For the three and six months ended June 30, 2015 the Company paid RCM $65,000 and $97,000, respectively, as expense reimbursements.

(Back to Index)

(Back to Index)

RESOURCE CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
JUNE 30, 2016
(unaudited)

At June 30, 2016, the Company was indebted to the Manager for $1.7 million, comprised of base management fees of $978,000 and expense reimbursements of $677,000.  At December 31, 2015, the Company was indebted to the Manager for $2.5 million, comprised of base management fees of $978,000 and expense reimbursements of $1.6 million. At June 30, 2016, the Company was indebted to RCM under the Company’s Investment Management Agreement for $127,000, comprised entirely of expense reimbursements.  At December 31, 2015, the Company was indebted to RCM under the Company’s Investment Management Agreement for $152,000, comprised entirely of expense reimbursements. The Company's base management fee payable as well as expense reimbursements payable are recorded in accounts payable and other liabilities on the consolidated balance sheets.
During the year ended December 31, 2013, the Company, through one of its subsidiaries, began originating middle-market loans. Resource America is paid origination fees in connection with the Company’s middle-market lending operations, which fees may not exceed 2% of the loan balance for any loan originated. The Company was indebted to RCM for $59,000 and $93,000 as of June 30, 2016 and December 31, 2015, respectively, for the middle-market operations.
On November 7, 2013, the Company, through a wholly-owned subsidiary, purchased all of the membership interests in Elevation Home Loans, LLC, a start-up residential mortgage company, from a person who subsequently became an employee of Resource America for $830,000, paid in the form of 34,165 shares of restricted Company common stock.  The restricted stock vests in full on November 7, 2016, and includes dividend equivalent rights.
In May 2016, the Company made an €12.5 million investment in Harvest CLO XV, a European CLO with a total par value of €413.0 million with an unrelated third-party collateral manager. In connection with this transaction, the Company paid a $2.3 million structuring and placement fee for underwriting to Resource America.
As of June 30, 2016, the Company retained equity in eight securitizations, which were structured for the Company by the Manager.  Under the Management Agreement, the Manager was not separately compensated by the Company for executing these transactions and is not separately compensated for managing the securitizations' entities and their assets. The Company has since liquidated three of these securitizations, one in October 2013, one in October 2014 and another in June 2015. On January 1, 2016, the Company adopted new consolidation guidance on variable interest entities and, as a result, three of the Company's remaining securitizations were deconsolidated.
Relationship with LEAF Commercial Capital. LCC originated and managed equipment leases and notes on behalf of the Company. On March 5, 2010, the Company entered into agreements with Lease Equity Appreciation Fund II, L.P. (“LEAF II”) (an equipment leasing partnership sponsored by LEAF Financial and of which a LEAF Financial subsidiary is the general partner), pursuant to which the Company provided and funded an $8.0 million credit facility to LEAF II.  The credit facility initially had a one year term with interest at 12% per year, payable quarterly, and was secured by all the assets of LEAF II, including its entire ownership interest in LEAF II Receivables Funding.  The Company received a 1% origination fee in connection with establishing the facility.  The facility originally matured on March 3, 2011 and was extended until September 3, 2011 with a 1% extension fee paid on the outstanding loan balance.  On June 3, 2011, the Company entered into an amendment to extend the maturity to February 15, 2012 and to decrease the interest rate from 12% to 10% per annum resulting in a troubled-debt restructuring under current accounting guidance.  On February 15, 2012, the credit facility was further amended to extend the maturity to February 15, 2013 with a 1% extension fee accrued and added to the amount outstanding.  On January 11, 2013, the Company entered into another amendment to extend the maturity to February 15, 2014 with an additional 1% extension fee accrued and added to the amount outstanding. On December 17, 2013, the Company entered into another amendment to extend the maturity to February 15, 2015. At the end of 2014, the Company recorded a provision for loan loss on this loan of $1.3 million before extinguishing the loan and bringing direct financing leases in the amount of $2.1 million on the Company's books in lieu of the loan receivable. There was no provision taken during the three and six months ended June 30, 2016. During the three and six months ended June 30, 2015, the Company recorded a partial recovery of the previously taken provision in the amount $28,000 and $216,000, respectively. As of June 30, 2016, the Company held $665,000 of direct financing leases.
On November 16, 2011, the Company, together with LEAF Financial and LCC, entered into the SPA with Eos (see Note 3). The Company’s resulting interest is accounted for under the equity method.  For the three and six months ended June 30, 2016 the Company recorded income of $933,000 and $2.3 million, respectively, which was recorded in equity in earnings of unconsolidated subsidiaries on the consolidated statements of operations. For the three and six months ended June 30, 2015 the Company recorded income of $350,000 and $402,000, respectively, which was recorded in equity in earnings of unconsolidated

(Back to Index)

(Back to Index)

RESOURCE CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
JUNE 30, 2016
(unaudited)

subsidiaries on the consolidated statements of operations.  The Company’s investment in LCC was $44.4 million and $42.0 million as of June 30, 2016 and December 31, 2015, respectively.
Relationship with CVC Credit Partners. On April 17, 2012, Apidos Capital Management (“ACM”), a former subsidiary of Resource America, was sold to CVC Credit Partners, L.P. ("CVC Credit Partners"), a joint venture entity in which Resource America owns a 24% interest. CVC Credit Partners manages internally and externally originated bank loan assets on the Company’s behalf.  On February 24, 2011, a subsidiary of the Company purchased 100% of the ownership interests in Churchill Pacific Asset Management LLC ("CPAM") from Churchill Financial Holdings LLC for $22.5 million.  CPAM subsequently changed its name to RCAM. Through RCAM, the Company was initially entitled to collect senior, subordinated and incentive fees related to five CLOs holding approximately $1.9 billion in assets managed by RCAM.  RCAM is assisted by CVC Credit Partners in managing these CLOs.  CVC Credit Partners is entitled to 10% of all subordinated fees and 50% of the incentive fees received by RCAM.  For the three and six months ended June 30, 2016 CVC Credit Partners earned subordinated fees of $198,000 and $307,000, respectively, and no incentive fees. For the three and six months ended June 30, 2015 CVC Credit Partners earned subordinated fees of $221,000 and $458,000, respectively, and no incentive fees. In October 2012, the Company purchased 66.6% of the preferred equity in one of the RCAM CLOs. In May 2013, the Company purchased additional equity in this CLO, increasing its ownership percentage to 68.3%. In 2013 two of the five CLOs were called and the notes were paid down in full. In January 2016 another RCAM-managed CLO was called and $2.4 million of the impairment, on a pre-tax basis, was recorded in depreciation and amortization on the Company's consolidated statements of operations on the related intangible asset as of December 31, 2015.
In May, June and July 2013, the Company invested a total of $15.0 million in CVC Global Credit Opportunities Fund, L.P. which generally invests in assets through the Master Fund. The fund pays the investment manager a quarterly management fee in advance calculated at the rate of 1.5% annually based on the balance of each limited partner's capital account. The Company's management fee was waived upon entering the agreement because the Company is a related party of CVC Credit Partners. For the three and six months ended June 30, 2015, the Company recorded earnings of $312,000 and $920,000, which was recorded in equity in earnings of unconsolidated subsidiaries on the consolidated statements of operations. In March 2015, the Company elected to withdraw $5.0 million from the fund. In July 2015, a $625,000 withdrawal was requested and received. In October 2015, another $4.0 million withdrawal was requested and received. In December 2015, the Company elected to withdraw the remaining $8.6 million from the fund. The Company retained no investment in the fund as of December 31, 2015.
Relationship with Resource Real Estate. Resource Real Estate, a subsidiary of Resource America, originates, finances and manages the Company’s commercial real estate loan portfolio.  The Company reimburses Resource Real Estate for loan origination costs associated with all loans originated.  The Company had a receivable in the amount of $0 and $2,500 due from Resource Real Estate for loan origination costs in connection with the Company’s commercial real estate loan portfolio as of June 30, 2016 and December 31, 2015, respectively.
On December 1, 2009, the Company purchased a membership interest in RRE VIP Borrower, LLC (an unconsolidated VIE that held an interest in a real estate joint venture) from Resource America for $2.1 million, its book value.  RREM was asset manager of the venture and received a monthly asset management fee equal to 1.0% of the combined investment calculated as of the last calendar day of the month. There were no fees incurred for the three and six months ended June 30, 2016 and 2015, as the last property associated with the joint venture was sold in July 2014. For the three and six months ended June 30, 2016 the Company recorded income of $10,000 and $35,000, respectively, which was recorded in equity in earnings of unconsolidated subsidiaries on the consolidated statements of operations. For the three and six months ended June 30, 2015 the Company recorded income of $0 and $46,000, respectively, which was recorded in equity in earnings of unconsolidated subsidiaries on the consolidated statements of operations. The income recorded in 2016 and 2015 was related to insurance premium refunds and the liquidation of bank accounts with respect to the underlying sold properties of the portfolio.
On January 15, 2010, the Company loaned $2.0 million to Resource Capital Partners, Inc. (“RCP”), a wholly-owned subsidiary of Resource America, so that it could acquire a 5.0% limited partnership interest in Resource Real Estate Opportunity Fund, L.P. (“RRE Opportunity Fund”).  RCP is the general partner of the RRE Opportunity Fund.  The loan was secured by RCP’s partnership interest in the RRE Opportunity Fund.  The promissory note bore interest at a fixed rate of 8.0% per annum on the unpaid principal balance.  In the event of default, interest accrued at a rate of 5.0% in excess of the fixed rate.  Interest was payable quarterly.  Mandatory principal payments were required to the extent distributable cash or other proceeds from RRE Opportunity Fund represent a return of RCP’s capital.  The loan had an original maturity date of January 14, 2015, with two one-year extensions. RCP exercised the first option, extending the maturity to January 14, 2016. The loan was paid in full in April 2015.

(Back to Index)

(Back to Index)

RESOURCE CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
JUNE 30, 2016
(unaudited)

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
In July 2014, the Company formed RCM Global Manager to invest in RCM Global, an entity formed to hold a portfolio of structured product securities. The Company contributed $15.0 million for a 63.8% membership interest in RCM Global. A five member board manages RCM Global, and all actions, including purchases and sales, must be approved by no less than three of the five members of the board. The portion of RCM Global that the Company does not own is presented as non-controlling interests as of the dates and for the periods presented in the Company's consolidated financial statements. All intercompany accounts and transactions have been eliminated in consolidation. In March and June 2015, the Company requested and received a proportional, in-kind distribution in certain securities held by RCM Global. The distribution of and subsequent sale of those securities by the Company through its subsidiary, RCC Residential, resulted in the realization of $5.0 million of net gains for the year ended December 31, 2015. During the six months ended June 30, 2016 RCC Residential received a cash distribution in the amount of $599,000. The Company's ownership interest decreased to 25.9% as of June 30, 2016. On January 1, 2016, the Company adopted new consolidation guidance on variable interest entities and, as a result, the Company deconsolidated RCM Global and now accounts for this investment as an investment in unconsolidated entities on the consolidated balance sheet (see Note 2). For the three and six months ended June 30, 2016, the Company recorded earnings of $222,000 and $399,000 which was recorded in equity in earnings of unconsolidated subsidiaries on the consolidated statements of operations, respectively.
In September 2014, the Company contributed $17.5 million to Pelium Capital for an initial ownership interest of 80.4%. Pelium Capital is a specialized credit opportunity fund managed by Resource America. The Company funded its final commitment of $2.5 million, as of February 1, 2015. The Company will receive 10% of the carried interest in the partnership for the first five years, and can increase its interest to 20% if the Company's capital contributions aggregate $40.0 million. Resource America contributed securities valued at $2.8 million to the formation of Pelium Capital. The portion of the fund that the Company does not own is presented as non-controlling interests as of the dates and for the periods presented in the Company's consolidated financial statements. Pelium Capital was determined not to be a VIE as there was sufficient equity at risk, the Company does not have disproportionate voting rights and Pelium Capital's partners have all of the following characteristics: (1) the power to direct the activities of Pelium; (2) the obligation to absorb losses; and (3) the right to receive residual returns. However, Pelium Capital was consolidated as a result of the Company's majority ownership and the Company's unilateral kick-out rights. The non-controlling interest in Pelium Capital is owned by Resource America and outside investors. All intercompany accounts and transactions were eliminated in consolidation as of December 31, 2015. The Company's ownership interest in Pelium Capital was 80.2% as of June 30, 2016. On January 1, 2016, the Company adopted new consolidation guidance on variable interest entities and, as a result, the Company deconsolidated Pelium Capital and now accounts for this investment as an investment in unconsolidated entities on the consolidated balance sheet (see Note 2). For the three and six months ended June 30, 2016, the Company recorded earnings of $1.4 million and $1.7 million which was recorded in equity in earnings of unconsolidated subsidiaries on the consolidated statements of operations, respectively.

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

On June 24, 2015, the Company committed to invest up to $50.0 million in Pearlmark Mezzanine Realty Partners IV, L.P. ("Pearlmark Mezz IV L.P."), a Delaware limited partnership. The contractual fund manager of the fund is Pearlmark Real Estate LLC ("Pearlmark"), a Delaware limited liability company that is 50% owned by Resource America. The Company will

(Back to Index)

(Back to Index)

RESOURCE CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
JUNE 30, 2016
(unaudited)

pay Pearlmark Mezz IV L.P management fees of 1.0% on the unfunded committed capital and 1.5% on the invested capital. The Company is entitled to a management fee rebate of 25% for the first year of the fund. As of June 30, 2016, the Company is indebted for $193,000 for management fees, net of the rebate. Resource America has agreed that it will credit any such fees paid by the Company to Pearlmark against the base management fee that the Company pays to Resource America. The Company has invested an aggregate of $7.6 million in capital in Pearlmark Mezz IV L.P. For the three and six months ended June 30, 2016, the Company recorded earnings of $171,000 and $419,000 which was recorded in equity in earnings of unconsolidated subsidiaries on the consolidated statements of operations. As of June 30, 2016, the Company has an investment balance of $6.6 million and a 47.4% ownership interest in the fund.

Relationship with Law Firm.  Until 1996, Edward E. Cohen, a director who was the Company’s Chairman from its inception until November 2009, was of counsel to Ledgewood, P.C., a law firm.  In addition, one of the Company’s executive officers, Jeffrey F. Brotman, was employed by Ledgewood until 2007.  Mr. E. Cohen receives certain debt service payments from Ledgewood related to the termination of his affiliation with Ledgewood and its redemption of his interest in the firm.  Mr. Brotman also receives certain debt service payments from Ledgewood related to the termination of his affiliation with the firm.   For the three and six months ended June 30, 2016 the Company paid Ledgewood $72,000 and $168,000, respectively, in connection with legal services rendered to the Company. For the three and six months ended June 30, 2015 the Company paid Ledgewood $61,000 and $334,000, respectively, in connection with legal services rendered to the Company.
NOTE 18 - DISTRIBUTIONS
For the quarter ended June 30, 2016, the Company declared and subsequently paid a dividend of $0.42 per common share.
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
The following tables present dividends declared (on a per share basis) for the three and six months ended June 30, 2016 and for the year ended December 31, 2015:

Common Stock
	Date Paid	Total Dividend Paid	Dividend Per Share
		(in thousands)
2016
March 31	April 28	$13,073	$0.42
June 30	July 28	$13,051	$0.42
2015
March 31	April 28	$21,444	$0.64
June 30	July 28	$21,426	$0.64
September 30	October 28	$20,667	$0.64
December 31	January 28, 2016	$13,274	$0.42

(Back to Index)

(Back to Index)

RESOURCE CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
JUNE 30, 2016
(unaudited)

Preferred Stock
Series A				Series B			Series C
	Date Paid	Total Dividend Paid	Dividend Per Share	Date Paid	Total Dividend Paid	Dividend Per Share	Date Paid	Total Dividend Paid	Dividend Per Share
		(in thousands)			(in thousands)			(in thousands)
2016
March 31	May 2	$568	$0.531250	May 2	$2,859	$0.515625	May 2	$2,588	$0.539063
June 30	August 1	$568	$0.531250	August 1	$2,859	$0.515625	August 1	$2,588	$0.539063
2015
March 31	April 30	$568	$0.531250	April 30	$2,960	$0.515625	April 30	$2,588	$0.539063
June 30	July 30	$568	$0.531250	July 30	$2,960	$0.515625	July 30	$2,588	$0.539063
September 30	October 30	$568	$0.531250	October 30	$2,960	$0.515625	October 30	$2,588	$0.539063
December 31	February 1, 2016	$568	$0.531250	February 1, 2016	$2,960	$0.515625	February 1, 2016	$2,588	$0.539063
NOTE 19 - FAIR VALUE OF FINANCIAL INSTRUMENTS
The following table presents information about the Company’s assets and liabilities measured at fair value on a recurring basis and indicates the fair value hierarchy of the valuation techniques utilized by the Company to determine such fair value as follows (in thousands):

	Level 1	Level 2	Level 3	Total
As of June 30, 2016:
Assets:
Investment securities, trading	$—	$—	$3,982	$3,982
Investment securities available-for-sale	—	2,017	253,263	255,280
Loans held for sale	—	116,385	44,744	161,129
Derivatives	—	722	5,411	6,133
Total assets at fair value	$—	$119,124	$307,400	$426,524

Liabilities:
Derivatives	$—	$3,035	$49	$3,084
Total liabilities at fair value	$—	$3,035	$49	$3,084

As of December 31, 2015:
Assets:
Investment securities, trading	$—	$—	$25,550	$25,550
Investment securities available-for-sale	—	4,451	203,637	208,088
Loans held for sale	—	66,588	29,358	95,946
Derivatives (net)	—	826	2,620	3,446
Total assets at fair value	$—	$71,865	$261,165	$333,030

Liabilities:
Derivatives	$—	$—	$3,941	$3,941
Total liabilities at fair value	$—	$—	$3,941	$3,941

(Back to Index)

(Back to Index)

RESOURCE CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
JUNE 30, 2016
(unaudited)

The Company's residential mortgage loan portfolio included in loans held for sale is comprised of both agency loans and non-agency jumbo loans. The fair values of the Company's agency loan portfolio are generally classified as Level 2 in the fair value hierarchy, as those values are determined based on quoted market prices for similar assets or upon other observable inputs. The fair values of the Company's jumbo loan portfolio are generally classified as Level 3 in the fair value hierarchy, as those values are based upon the fair value of securities backed by similar mortgage loans, adjusted for certain factors to approximate the fair value of a whole mortgage loan including the value attributable to servicing rights and credit risk. Loans are adjusted for spread to agency mortgage back securities of similar mortgage loans, at rates ranging between 0.7% and 7.0%.

The fair value of interest rate lock commitments ("IRLCs") is estimated as the fair value of the of the underlying mortgage loan to be sold, which is based on quoted mortgage-backed securities ("MBSs") prices, plus the estimated fair value of the mortgage servicing rights, less the price committed to the borrower or mortgage lender and direct origination costs, adjusted for the probability that the mortgage will fund ("pull-through" rate). The estimated pull-through rate is based on the Company's historical data. IRLCs are included in derivatives on the Company's consolidated balance sheets.
The average pull-through percentage used in measuring the fair value of IRLCs as of June 30, 2016 was 81.9% for assets and 68.1% for liabilities. The pull-through percentage is considered a significant unobservable input and is estimated based on changes in pricing and actual borrower behavior using a historical analysis of loan closing data. Generally, a change in interest rates is accompanied by a directionally opposite change in the assumption used for the pull-through percentage, and the impact to fair value of a change in pull-through would be partially offset by the related change in price.

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

As part of the origination of a certain middle market loan, the Company received warrants as consideration at the loan's origination.The fair value of the warrants was $850,000 and calculated by performing a Black-Scholes analysis and the significant unobservable inputs were a measure of 50.0% for the annual volatility over the term of the warrants and a market capitalization of $172.7 million.

In accordance with guidance on fair value measurements and disclosures, the Company is not required to disclose quantitative information with respect to unobservable inputs contained in fair value measurements that are not developed by the Company. As a consequence, the Company has not disclosed such information associated with fair values obtained for investment securities trading and investment securities available for sale from third-party pricing sources.

(Back to Index)

(Back to Index)

RESOURCE CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
JUNE 30, 2016
(unaudited)

The following table presents additional information about assets that are measured at fair value on a recurring basis for which the Company has utilized Level 3 inputs (in thousands):

	CMBS	ABS	Structured Finance Securities	Loans Held for Sale	Warrants	Interest Rate Lock Commitments	Forwards - Residential Mortgage Loans	Total
Balance, January 1, 2016	$159,424	$44,213	$25,550	$29,358	$1,051	$1,224	$345	$261,165
Included in earnings (1)	(302)	295	328	(330)	(198)	14,165	(199)	13,759
Purchases/Originations	5,138	44,700	—	77,745	—	—	—	127,583
Sales	—	(67,639)	—	(60,595)	—	—	—	(128,234)
Paydowns	(19,283)	(27,837)	(140)	(1,434)	—	—	—	(48,694)
Issuances	—	—	—	—	—	—	—	—
Settlements	—	—	96	—	—	(10,992)	15	(10,881)
Capitalized Interest	—	8,437	—	—	—	—	—	8,437
Included in OCI	(1,043)	(9,218)	—	—	—	—	—	(10,261)
Deconsolidation of VIEs	(55,776)	172,154	(21,852)	—	—	—	—	94,526
Transfers into Level 3	—	—	—		—	—	—	—
Balance, June 30, 2016	$88,158	$165,105	$3,982	$44,744	$853	$4,397	$161	$307,400

(1)
Structured finance securities, loans held for sale, interest rate lock commitments, and forwards on residential mortgage loans include $328,000, $(3,400), $0, and $(8,000), respectively, in earnings attributable to the change in unrealized gains or (losses) relating to assets still held at the reporting date for the six months ended June 30, 2016.

The following table presents additional information about liabilities that are measured at fair value on a recurring basis for which the Company has utilized Level 3 inputs (in thousands):

	Interest Rate Swaps	Forwards - Residential Mortgage Loans	Interest Rate Lock Commitments	Total
Beginning balance, January 1, 2016	$3,459	$479	$3	$3,941
Included in earnings	50	(252)	67	(135)
Settlements	—	(214)	(34)	(248)
Unrealized gains - included in accumulated other comprehensive income	(3,509)	—	—	(3,509)
Ending balance, June 30, 2016	$—	$13	$36	$49

(Back to Index)

(Back to Index)

RESOURCE CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
JUNE 30, 2016
(unaudited)

The following table summarizes the financial assets and liabilities measured at fair value on a nonrecurring basis and indicates the fair value hierarchy of the valuation techniques utilized by the Company to determine such fair value as follows (in thousands):

	Level 1	Level 2	Level 3	Total
As of June 30, 2016:
Assets:
Loans held for sale	$—	$2,564	$256,615	$259,179
Impaired loans	—	—	38,133	38,133
Mortgage servicing rights	—	—	20,560	20,560
Total assets at fair value	$—	$2,564	$315,308	$317,872

As of December 31, 2015:
Assets:
Loans held for sale	$—	$1,279	$153	$1,432
Impaired loans	—	262	129,433	129,695
Total assets at fair value	$—	$1,541	$129,586	$131,127
Loans held for sale consist of middle market loans identified for sale.  The fair value of Level 2 middle market loans held for sale are based on quoted market prices for similar assets or upon other observable inputs. The fair value of Level 3 middle market loans held for sale may be determined using a market or income approach methodology, both of which may require significant judgment or estimation for factors such as EBITA multiples, market capitalization rates or discount rates, depending on the methodology used. The following unobservable inputs were used in the determination of fair value with respect to Level 3 middle market loans at June 30, 2016: market yields ranged from 9.0% to 14.7% and EBITDA multiples ranged from 6.0x - 11.8x .
 Impaired loans consist of CRE loans for which an impairment analysis was conducted during the period. For the Company’s CRE loans for which there is no primary market, fair value is measured using discounted cash flow analysis and other valuation techniques, and these loans are classified as nonrecurring Level 3.
For the three and six months ended June 30, 2016 there were no nonrecurring fair value losses for specifically impaired loans. The amounts of nonrecurring fair value losses for specifically impaired loans for the three and six months ended June 30, 2015 were $38.9 million and $41.4 million, respectively. The amounts of nonrecurring fair value losses for loans held for sale for the three and six months ended June 30, 2016 were $14.5 million and $14.5 million, respectively. The amounts of nonrecurring fair value losses for loans held for sale for the three and six months ended June 30, 2015 were $86,000 and $806,000, respectively.
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
Junior subordinated notes are estimated by discounted cash flows with discount rates of 13.28% and 13.29% used in the evaluation of RCT I and RCT II, respectively.

(Back to Index)

(Back to Index)

RESOURCE CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
JUNE 30, 2016
(unaudited)

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
The fair values of the Company’s remaining financial instruments that are not reported at fair value on the consolidated balance sheets are reported in the following table (in thousands):

		Fair Value Measurements
	Carrying Amount	Fair Value	Quoted Prices in Active Markets for Identical Assets of Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
As of June 30, 2016:
Loans held-for-investment	$1,476,880	$1,471,811	$—	$51,602	$1,420,209
CDO notes	$634,553	$628,499	$—	$—	$628,499
Junior subordinated notes	$51,521	$24,369	$—	$—	$24,369
Convertible notes	$206,879	$215,000	$—	$—	$215,000
Repurchase agreements	$537,670	$539,648	$—	$—	$539,648
Senior secured revolving credit agreement	$144,000	$144,000	$—	$—	$144,000

As of December 31, 2015:
Loans held-for-investment	$2,160,751	$2,150,061	$—	$222,100	$1,927,961
CDO notes	$1,032,581	$923,817	$—	$—	$923,817
Junior subordinated notes	$51,413	$17,907	$—	$—	$17,907
Convertible notes	$205,484	$205,484	$—	$—	$205,484
Repurchase agreements	$418,836	$418,836	$—	$—	$418,836
Senior secured revolving credit agreement	$186,974	$186,974	$—	$—	$186,974

(Back to Index)

(Back to Index)

RESOURCE CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
JUNE 30, 2016
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
The Company may hold various derivatives in the ordinary course of business, including warrants, interest rate swaps, forward contracts, options and interest rate lock commitments. Warrants are securities that give the holder the right, but not the obligation, to purchase securities from an issuer at a specific price and within a specified time period. Options are contracts sold by one party to another that give the buyer the right, but not the obligation, to buy or sell a financial asset at an agreed-upon price during a certain period of time or on a specific date. Interest rate swap agreements are contracts between two parties to exchange cash flows based on specified underlying notional amounts, assets and/or indices. Forward contracts represent future commitments to either purchase or to deliver loans (residential mortgage lending), securities (TBA securities) or a quantity of a currency (foreign currency hedging) at a predetermined future date, at a predetermined rate or price and are used to manage interest rate risk on loan commitments and mortgage loans held for sale as well as currency risk with respect to the Company's long positions in foreign currency-denominated investment securities. Rate lock commitments represent commitments to fund loans at a specific rate and by a specified time and are used to mitigate risk of changes in interest rate in the Company's residential mortgage loan portfolio.
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

During the three months ended June 30, 2016, the Company requested and canceled its remaining interest rate swap contract through accumulated other comprehensive income (loss), to be amortized through earnings over the life of the remaining debt. As of June 30, 2016, the Company had no interest rate swap contracts outstanding. The Company had master netting agreements with Credit Suisse International and Wells Fargo at June 30, 2016. Regulations promulgated under the Dodd-Frank Act mandate that the Company clear certain new interest rate swap transactions through a central counterparty. Transactions that are centrally cleared result in the Company facing a clearing house, rather than a swap dealer, as counterparty.  Central clearing requires the Company to post collateral in the form of initial and variation margin to satisfy potential future obligations.  As of June 30, 2016, there were no centrally cleared interest rate swap contracts. The Company classifies its hedges as cash flow hedges, which are hedges that eliminate the risk of changes in the cash flows of a financial asset or liability. The Company records changes in fair value of derivatives designated and effective as cash flow hedges in other comprehensive income, and records changes in fair value of derivatives designated and ineffective as cash flow hedges in earnings.
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

(Back to Index)

(Back to Index)

RESOURCE CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
JUNE 30, 2016
(unaudited)

The estimated fair value of the Company’s liability related to interest rate swaps was $0 and $3.5 million as of June 30, 2016 and December 31, 2015, respectively.  The Company had aggregate unrealized losses of $67,000 and $3.5 million on the interest rate swap agreements as of June 30, 2016 and December 31, 2015, respectively, which is recorded in accumulated other comprehensive income and a portion is recognized through earnings.  The amortization is reflected in interest expense in the Company’s consolidated statements of operations.
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
JUNE 30, 2016
(unaudited)

The following tables present the fair value of the Company’s derivative financial instruments as well as their classification on the Company's consolidated balance sheets and on the consolidated statements of operations for the periods presented:
Fair Value of Derivative Instruments as of June 30, 2016
(in thousands)

	Asset Derivatives
	Notional Amount	Balance Sheet Location	Fair Value
Interest rate lock agreements	$270,487	Derivatives, at fair value	$4,397
Forward contracts - residential mortgage lending	$60,857	Derivatives, at fair value	$161
Forward contracts - foreign currency, hedging (1)(2)	$26,640	Derivatives, at fair value	$722
Warrants (3)	$553	Derivatives, at fair value	$853
	Liability Derivatives
	Notional Amount	Balance Sheet Location	Fair Value
Interest rate lock agreements	$2,646	Derivatives, at fair value	$36
Forward contracts - residential mortgage lending	$363,721	Derivatives, at fair value	$2,881
Forward contracts - TBA securities	$41,000	Derivatives, at fair value	$167

Interest rate swap contracts, hedging	$—	Accumulated other comprehensive (income) loss	$67

(1)	Foreign currency forward contracts are accounted for as fair value hedges.

(2)	Notional amount presented on currency converted basis. The base currency notional amount of the Company's foreign currency hedging forward contracts was €24.0 million as of June 30, 2016.

(3)	The notional amount of the Company's warrants is calculated by multiplying the number of shares available for purchase by exercise price.

Fair Value of Derivative Instruments as of December 31, 2015
(in thousands)

	Asset Derivatives
	Notional Amount	Balance Sheet Location	Fair Value
Interest rate lock agreements (1)	$105,385	Derivatives, at fair value	$1,224
Forward contracts - residential mortgage lending	$92,413	Derivatives, at fair value	$345
Forward contracts - foreign currency, hedging (2)(3)	$24,850	Derivatives, at fair value	$727
Forward contracts - TBA securities	$29,500	Derivatives, at fair value	$99
Warrants (4)	$553	Derivatives, at fair value	$1,051
	Liability Derivatives
	Notional Amount	Balance Sheet Location	Fair Value
Interest rate swap contracts, hedging (5)	$102,799	Derivatives, at fair value	$3,459
Interest rate lock agreements (6)	$505	Derivatives, at fair value	$3
Forward contracts - residential mortgage lending	$143,553	Derivatives, at fair value	$479
Forward contracts - TBA securities	$1,500	Derivatives, at fair value	$—

Interest rate swap contracts, hedging	$102,799	Accumulated other comprehensive (income) loss	$(3,471)

(1)	The notional amount of the Company's interest rate lock agreements in an asset position is the pull-through weighted total commitments with a weighted average pull-through percentage of 85.9%.

(2)	Notional amount presented on currency converted basis. The base currency notional amount of the Company's foreign currency hedging forward contracts was €22.9 million as of December 31, 2015.

(Back to Index)

(Back to Index)

RESOURCE CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
JUNE 30, 2016
(unaudited)

(3)	Foreign currency forward contracts are accounted for as fair value hedges.

(4)	The notional amount of the Company's warrants is calculated by multiplying the number of shares available for purchase by the exercise price.

(5)	Interest rate swap contracts are accounted for as cash flow hedges.

(6)	The notional amount of the Company's interest rate lock agreements in a liability position is the pull-through weighted total commitments with a weighted average pull-through percentage of 19.5%.

The Effect of Derivative Instruments on the Statements of Operations for the
Six Months Ended June 30, 2016 (in thousands)

	Derivatives
	Statement of Operations Location	Realized and Unrealized Gain (Loss) (1)
Interest rate swap contracts, hedging	Interest expense	$(70)
Interest rate lock agreements	Net realized and unrealized gain (loss) on sales of investment securities available-for-sale and loans and derivatives	$3,141
Forward contracts - residential mortgage lending	Net realized and unrealized gain (loss) on sales of investment securities available-for-sale and loans and derivatives	$(2,587)
Forward contracts - foreign currency, hedging	Net realized and unrealized gain (loss) on sales of investment securities available-for-sale and loans and derivatives	$(62)
Forward contracts - TBA securities	Net realized and unrealized gain (loss) on sales of investment securities available-for-sale and loans and derivatives	$(830)

(1)	Negative values indicate a decrease to the associated consolidated statements of operations line items.

The Effect of Derivative Instruments on the Statements of Operations for the
Six Months Ended June 30, 2015 (in thousands)

	Derivatives
	Statement of Operations Location	Realized and Unrealized Gain (Loss) (1)
Interest rate swap contracts, hedging	Interest expense	$3,152
Interest rate swap contracts, hedging	Net realized and unrealized gain (loss) on sales of investment securities available-for-sale and loans and derivatives	$206
Interest rate lock agreements	Net realized and unrealized gain (loss) on sales of investment securities available-for-sale and loans and derivatives	$1,061
Forward contracts - RMBS securities	Net realized and unrealized gain (loss) on sales of investment securities available-for-sale and loans and derivatives	$57
Forward contracts - residential mortgage lending	Net realized and unrealized gain (loss) on sales of investment securities available-for-sale and loans and derivatives	$1,989
Forward contracts - foreign currency, hedging	Net realized and unrealized gain (loss) on sales of investment securities available-for-sale and loans and derivatives	$1,790
Options - U.S. Treasury futures	Net realized and unrealized gain (loss) on sales of investment securities available-for-sale and loans and derivatives	$184
Forward contracts - TBA securities	Net realized and unrealized gain (loss) on sales of investment securities available-for-sale and loans and derivatives	$56

(1)	Negative values indicate a decrease to the associated consolidated statements of operations line items.

(Back to Index)

(Back to Index)

RESOURCE CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
JUNE 30, 2016
(unaudited)

NOTE 21 - OFFSETTING OF FINANCIAL ASSETS AND LIABILITIES
The following table presents a summary of the Company's offsetting of derivative assets for the periods presented (in thousands):

				(iv) Gross Amounts Not Offset in the Consolidated Balance Sheets
	(i) Gross Amounts of Recognized Assets	(ii) Gross Amounts Offset in the Consolidated Balance Sheets	(iii) = (i) - (ii) Net Amounts of Assets Included in the Consolidated Balance Sheets	Financial Instruments	Cash Collateral Pledged	(v) = (iii) - (iv) Net Amount
As of June 30, 2016:
Derivative hedging instruments, at fair value	$6,133	$—	$6,133	$—	$—	$6,133
Total	$6,133	$—	$6,133	$—	$—	$6,133

As of December 31, 2015:
Derivative hedging instruments, at fair value	$3,446	$—	$3,446	$—	$—	$3,446
Total	$3,446	$—	$3,446	$—	$—	$3,446

The following table presents a summary of the Company's offsetting of financial liabilities and derivative liabilities for the periods presented as follows (in thousands):

				(iv) Gross Amounts Not Offset in the Consolidated Balance Sheets
	(i) Gross Amounts of Recognized Liabilities	(ii) Gross Amounts Offset in the Consolidated Balance Sheets	(iii) = (i) - (ii) Net Amounts of Liabilities Included in the Consolidated Balance Sheets	Financial Instruments (1)	Cash Collateral Pledged (2)	(v) = (iii) - (iv) Net Amount
As of June 30, 2016:
Derivative hedging instruments, at fair value	$3,084	$—	$3,084	$—	$—	$3,084
Repurchase agreements and term facilities (4)	538,266	—	538,266	538,266	—	—
Total	$541,350	$—	$541,350	$538,266	$—	$3,084

As of December 31, 2015:
Derivative hedging instruments, at fair value (3)	$3,941	$—	$3,941	$—	$500	$3,441
Repurchase agreements and term facilities (4)	418,836	—	418,836	418,836	—	—
Total	$422,777	$—	$422,777	$418,836	$500	$3,441

(1)	Amounts represent collateral pledged that is available to be offset against liability balances associated with term facilities, repurchase agreements and derivative transactions.

(Back to Index)

(Back to Index)

RESOURCE CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
JUNE 30, 2016
(unaudited)

(2)	Amounts represent amounts pledged as collateral against derivative transactions.

(3)	The fair value of securities and/or cash and cash equivalents pledged against the Company's swaps was $500,000 at December 31, 2015.

(4)
The combined fair value of securities and loans pledged against the Company's various term facilities and repurchase agreements was $829.1 million and $643.2 million at June 30, 2016 and December 31, 2015, respectively.

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
                In December 2015, Josh Reaves filed a shareholder derivative suit in the Supreme Court of New York alleging that the Company's directors and certain officers breached their fiduciary duties by causing the Company to misrepresent certain risks in its commercial loan portfolio, by failing to employ adequate internal and financial controls, and by failing to disclose the alleged internal control deficiencies.  The complaint purports to seek relief on behalf of the Company for unspecified damages as well as costs and attorneys’ fees.  The Company believes that the plaintiff, who failed to make a pre-suit demand on the board of directors, lacks standing to assert claims derivatively on the Company's behalf, and the Company intends to respond accordingly. In April 2016, the parties entered into a stipulation staying this proceeding until such time as the court has ruled on the pending motion to dismiss the Levin action referenced above or certain other triggering events occur.

PCM is a party to various claims and legal proceedings at various times. If PCM believes that a loss arising from any of these matters is probable and can be reasonably estimated, the loss is recorded. Some of these claims may relate to claims for repurchases or indemnifications on loans that PCM has sold to investors.  Such claims are included in the reserve for mortgage repurchases and indemnifications. There was no additional accrual for litigation outcomes as of June 30, 2016 or December 31, 2015.
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
JUNE 30, 2016
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
As of June 30, 2016, outstanding demands for indemnification, repurchase or make whole payments totaled approximately $20.5 million, of which a substantial portion related to loans sold to four investors prior to 2011.  Furthermore, a significant portion of these demands are involved in litigation with the investor.
On February 3, 2016, Lehman Brothers Holding, Inc. (“LBHI”) filed an adversary proceeding against PCM in United States Bankruptcy Court of the Southern District of New York.  LBHI has sued approximately 145 sellers of residential mortgage loans for alleged breaches of warranty in various loans sold to it.  LBHI contends that such breaches caused it damages from loan losses and liability to other transferees of the loans.  PCM intends to defend the action vigorously.
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
Except as previously discussed, the Company is unaware of any contingencies arising from such routine litigation that would require accrual or disclosure in the consolidated financial statements as of June 30, 2016.

NOTE 23 - SEGMENT REPORTING

The Company has five reportable operating segments: Commercial Real Estate Lending, Commercial Finance, Middle Market Lending, Residential Mortgage Lending, and Corporate & Other. The reportable operating segments are business units that offer different products and services. The Commercial Real Estate Lending operating segment includes the Company’s activities and operations related to commercial real estate loans, commercial real estate-related securities, and investments in real estate. The Commercial Finance operating segment includes the Company’s activities and operations related to bank loans, bank loan-related securities, and direct financing leases. The Middle Market Lending operating segment includes the Company’s activities and operations related to the origination and purchase of middle market loans. The Residential Mortgage Lending operating segment includes the Company’s activities and operations related to the origination and servicing of residential mortgage loans and the investment in RMBS. The Corporate & Other segment includes corporate level interest income, interest expense, and general and administrative expense.

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

(Back to Index)

(Back to Index)

RESOURCE CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
JUNE 30, 2016
(unaudited)

Summarized operating segment data are as follows (in thousands):

	Commercial Real Estate Lending	Commercial Finance	Middle Market Lending	Residential Mortgage Lending	Corporate & Other (1)(2)(3)	Total
For the Three Months Ended June 30, 2016:
Interest income:
External customers	$25,201	$737	$8,176	$1,468	$113	$35,695
Other	3	2,288	11	1	4	2,307
Total interest income	25,204	3,025	8,187	1,469	117	38,002
Interest expense	8,364	(2)	4,017	1,174	5,083	18,636
Net interest income	16,840	3,027	4,170	295	(4,966)	19,366
Amortization of MSRs	—	—	—	(1,205)	—	(1,205)
Other income from external customers	—	762	—	546	17	1,325
Total revenues	16,840	3,789	4,170	(364)	(4,949)	19,486
Less:
Segment operating expenses	67	301	997	102	3,048	4,515
General and administrative	865	350	959	7,111	1,868	11,153
Depreciation and amortization	—	327	4	140	33	504
Provision (recovery) for loan losses	(68)	215	11,952	—	—	12,099
Equity in earnings of unconsolidated subsidiaries	(181)	(2,515)	—	—	—	(2,696)
Gain on sale of mortgages	—	—	—	(4,768)	—	(4,768)
Other (income) expense	(847)	465	198	(687)	(1,490)	(2,361)
Income (loss) before taxes	17,004	4,646	(9,940)	(2,262)	(8,408)	1,040
Income tax (expense) benefit	—	2,629	—	1,007	(147)	3,489
Net income (loss)	$17,004	$7,275	$(9,940)	$(1,255)	$(8,555)	$4,529

	Commercial Real Estate Lending	Commercial Finance	Middle Market Lending	Residential Mortgage Lending	Corporate & Other (1)(2)(3)	Total
For the Three Months Ended June 30, 2015:
Interest income:
External customers	$22,245	$4,843	$7,324	$1,010	$—	$35,422
Other	66	1,039	1	1	12	1,119
Total interest income	22,311	5,882	7,325	1,011	12	36,541
Interest expense	7,838	787	1,321	872	4,985	15,803
Net interest income	14,473	5,095	6,004	139	(4,973)	20,738
Amortization of MSRs	—	—	—	(1,006)	—	(1,006)
Other income from external customers	—	1,150	—	2,672	17	3,839
Total revenues	14,473	6,245	6,004	1,805	(4,956)	23,571
Less:
Segment operating expenses	—	249	663	(110)	3,513	4,315
General and administrative	333	498	797	5,846	2,520	9,994
Depreciation and amortization	—	448	—	140	33	621
Provision (recovery) for loan losses	38,072	290	755	(307)	—	38,810
Equity in earnings of unconsolidated subsidiaries	—	(662)	—	—	—	(662)
Gain on sale of mortgages	—	—	—	(4,168)	—	(4,168)
Other (income) expense	154	(5,680)	(125)	(3,581)	3,690	(5,542)
Income (loss) before taxes	(24,086)	11,102	3,914	3,985	(14,712)	(19,797)
Income tax (expense) benefit	1	(1,548)	—	(1,475)	104	(2,918)
Net income (loss)	$(24,085)	$9,554	$3,914	$2,510	$(14,608)	$(22,715)

(Back to Index)

(Back to Index)

RESOURCE CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
JUNE 30, 2016
(unaudited)

	Commercial Real Estate Lending	Commercial Finance	Middle Market Lending	Residential Mortgage Lending	Corporate & Other (1)(2)(3)	Total
For the Six Months Ended June 30, 2016:
Interest income:
External customers	$50,240	$1,366	$20,381	$2,451	$113	$74,551
Other	24	3,497	16	—	11	3,548
Total interest income	50,264	4,863	20,397	2,451	124	78,099
Interest expense	16,588	(2)	5,714	1,946	10,161	34,407
Net interest income	33,676	4,865	14,683	505	(10,037)	43,692
Amortization of MSRs	—	—	—	(2,262)	—	(2,262)
Other income from external customers	—	1,334	—	330	35	1,699
Total revenues	33,676	6,199	14,683	(1,427)	(10,002)	43,129
Less:
Segment operating expenses	133	570	2,511	909	5,695	9,818
General and administrative	1,256	701	2,013	13,400	3,853	21,223
Depreciation and amortization	—	802	4	271	68	1,145
Impairment losses	—	—	—	—	—	—
Provision (recovery) for loan losses	—	76	12,060	—	—	12,136
Equity in earnings of unconsolidated subsidiaries	(453)	(4,465)	—	—	—	(4,918)
Gain on sale of mortgages	—	—	—	(7,901)	—	(7,901)
Other (income) expense	(843)	(976)	198	(1,610)	(967)	(4,198)
Income (loss) before taxes	33,583	9,491	(2,103)	(6,496)	(18,651)	15,824
Income tax (expense) benefit	—	264	—	2,592	(131)	2,725
Net income (loss)	$33,583	$9,755	$(2,103)	$(3,904)	$(18,782)	$18,549

(Back to Index)

(Back to Index)

RESOURCE CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
JUNE 30, 2016
(unaudited)

	Commercial Real Estate Lending	Commercial Finance	Middle Market Lending	Residential Mortgage Lending	Corporate & Other (1)(2)(3)	Total
For the Six Months Ended June 30, 2015:
Interest income:
External customers	$44,591	$11,159	$13,835	$2,647	$—	$72,232
Other	70	1,804	2	1	74	1,951
Total interest income	44,661	12,963	13,837	2,648	74	74,183
Interest expense	14,929	1,857	2,201	1,989	9,729	30,705
Net interest income	29,732	11,106	11,636	659	(9,655)	43,478
Amortization of MSRs	—	—	—	(1,831)	—	(1,831)
Other income from external customers	—	2,365	—	3,452	33	5,850
Total revenues	29,732	13,471	11,636	2,280	(9,622)	47,497
Less:
Segment operating expenses	6	668	1,203	1,544	5,478	8,899
General and administrative	749	1,669	1,284	11,880	4,023	19,605
Depreciation and amortization	—	892	1	231	62	1,186
Impairment losses	—	59	—	—	—	59
Provision (recovery) for loan losses	38,072	1,518	3,320	(110)	—	42,800
Equity in earnings of unconsolidated subsidiaries	(46)	(1,322)	—	—	—	(1,368)
Gain on sale of mortgages	—	—	—	(7,702)	—	(7,702)
Other (income) expense	847	(8,694)	(108)	(5,882)	(2,165)	(16,002)
Income (loss) before taxes	(9,896)	18,681	5,936	2,319	(17,020)	20
Income tax (expense) benefit	(39)	(1,497)	—	(2,981)	(248)	(4,765)
Net income (loss)	$(9,935)	$17,184	$5,936	$(662)	$(17,268)	$(4,745)

(1)
Includes interest expense for the Convertible Senior Notes of $4.4 million and $8.9 million for the three and six months ended June 30, 2016 and $4.4 million and $8.5 million for the three and six months ended June 30, 2015.

(2)
Includes interest expense for the Unsecured Junior Subordinated Debentures of $651,000 and $1.3 million for the three and six months ended June 30, 2016 and $602,000 and $1.2 million for the three months and six ended June 30, 2015.

(3)	Includes general corporate expenses not allocable to any particular operating segment.

The following table presents total assets by segment for the periods indicated (in thousands):

Total Assets (2)	Commercial Real Estate Lending	Commercial Finance	Middle Market Lending	Residential Mortgage Lending	Corporate & Other (1)	Total
June 30, 2016	$1,680,996	$137,621	$321,460	$223,326	$26,441	$2,389,844
December 31, 2015	$1,907,951	$298,028	$384,973	$149,351	$20,129	$2,760,432

(1)	Includes assets not allocable to any particular operating segment.

(2)
On January 1, 2016, we adopted amendments to the consolidation accounting guidance (see Note 2) and deconsolidated two and three VIEs in the Commercial Real Estate Lending and Commercial Finance operating segments, respectively.

(Back to Index)

(Back to Index)

RESOURCE CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
JUNE 30, 2016
(unaudited)

NOTE 24 - SUBSEQUENT EVENTS
The Company has evaluated subsequent events through the filing of this report and determined that there have not been any events that have occurred that would require adjustments to or disclosures in the consolidated financial statements, except the following:
On July 21, 2016, the Company agreed to a modification of the terms of the Wells CRE repurchase facility agreement. The modification extends the facility's maturity date to July 21, 2018, subject to the Company’s three one-year extension rights which may extend the maturity to July 21, 2021. The amendment also modified certain financing rates and required debt yields. The Company paid an extension fee as well as other reasonable closing costs.

On August 1, 2016, the Company entered into a purchase agreement to sell Northport TRS, LLC to CVC Credit Partners, an affiliated party, and to other third parties for $247.0 million. The transaction includes substantially all of the direct origination middle market loans and one syndicated loan with a par balance of $257.0 million and the assumption of the senior secured revolving credit agreement, for net proceeds of approximately $102.0 million. The Company will retain the remaining broadly syndicated middle market loans and one direct origination middle market loan totaling $68.0 million, at carrying value, with an weighted average interest rate of 9.83%. During the second quarter, the Company recorded $9.0 million provision for loan losses on the loans sold to adjust the portfolio to fair value included in the purchase price and accelerated the amortization of the remaining deferred debt issuance costs of $2.6 million pertaining to the Credit Facility. The ownership of Northport TRS, LLC is held approximately 70.0% in a taxable subsidiary and 30.0% in a non-taxable subsidiary. The impact of the added provisions and write-off of the remaining debt issuance costs, net of tax, is $8.2 million during the three months ended June 30, 2016.

(Back to Index)

(Back to Index)

ITEM 2 .	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Overview
The following discussion provides information to assist you in understanding our financial condition and results of operations.  This discussion should be read in conjunction with our consolidated financial statements and related notes appearing elsewhere in this report.  This discussion contains forward-looking statements.  Actual results could differ materially from those expressed in or implied by those forward-looking statements.  Additionally, please see the sections “Forward-Looking Statements” and “Risk Factors” for a discussion of certain risks, uncertainties and assumptions associated with those statements included in our Annual Report on Form 10-K for the year ended December 31, 2015.
We are a diversified real estate investment trust, or REIT, that is primarily focused on originating, holding and managing commercial mortgage loans and other commercial real estate-related debt and equity investments. We also make commercial finance investments. We are organized and conduct our operations to qualify as a REIT under Subchapter M of the Internal Revenue Code of 1986, as amended.  Our objective is to provide our stockholders with total returns over time, including quarterly distributions and capital appreciation, while seeking to manage the risks associated with our investment strategies.  We invest in a combination of real estate-related assets and, to a lesser extent, higher-yielding commercial finance assets.  We have financed a substantial portion of our portfolio investments through borrowing strategies seeking to match the maturities and repricing dates of our financings with the maturities and repricing dates of those investments, and have sought to mitigate interest rate risk through derivative instruments.
We are externally managed by Resource Capital Manager, Inc., or the Manager, an indirect wholly-owned subsidiary of Resource America, Inc. (NASDAQ: REXI), or Resource America, a specialized asset management company that uses industry-specific expertise to evaluate, originate, service and manage investment opportunities through its commercial real estate, financial fund management and commercial finance operating segments. As of June 30, 2016, Resource America managed or co-managed approximately $23.0 billion of assets in these sectors.  To provide its services, the Manager draws upon Resource America, its management team and their collective investment experience. On May 22, 2016 Resource America agreed to be acquired by C-III Capital Partners LLC ("C-III"), a leading commercial real estate services company engaged in a broad range of activities, including primary and special loan servicing, loan origination, fund management, CDO management, principal investment, investment sales and multifamily property management. As part of the transaction, C-III will assume the management contract from Resource America and will acquire 715,396 shares of our common equity (2.3% of our outstanding shares) currently held by Resource America. On May 21, 2016, Resource America entered into a letter agreement with us pursuant to which we irrevocably waived our right to terminate the management agreement as a result of a “Change of Control” (as defined in the management agreement) resulting from the merger. Resource America agreed to pay $1.5 million to us at the closing of the merger. The transaction is expected to close late in the third quarter or early in the fourth quarter of 2016.
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
The current state of moderate growth in the United States economy has allowed us to make new investments, particularly in our primary business of commercial real estate lending. During 2015 and through June 30, 2016, we have underwritten 42 new commercial real estate, or CRE, loans for a total of $803.8 million. These loans were initially financed in part through our CRE term facilities and then financed longer-term through CRE securitizations.  We also purchased seven newly underwritten CMBS for $13.6 million during the same time period, all of which were financed through our Wells Fargo facility. As a result of the equity market conditions discussed below, and to maintain our market presence and relationship with our borrower base, we intend to modestly grow our commercial real estate lending program, primarily by using recycled capital coupled with debt financing,

(Back to Index)

(Back to Index)

principally through the $77.4 million and $240.7 million of existing capacity on our Wells Fargo CMBS and CRE term credit facilities, respectively, and the $126.7 million of existing capacity on our Morgan Stanley CRE credit facility.
On January 1, 2016, we adopted amendments to the consolidation accounting guidance as required. As a result of our re-evaluation, we determined we are no longer the primary beneficiary of the following variable interest entities ("VIEs"); and, therefore, they were deconsolidated: Resource Real Estate Funding CDO 2006-1, Ltd. (“RREF CDO 2006-1”), Resource Real Estate Funding CDO 2007-1, Ltd. (“RREF CDO 2007-1”), Apidos Cinco CDO, Ltd. (“Apidos Cinco CDO”), Pelium Capital Partners, L.P., ("Pelium Capital"), and RCM Global, LLC ("RCM Global").  After the three-month period ended March 31, 2016, RREF CDO 2006-1 was terminated and we received the remaining $66.6 million of assets in exchange for our preference shares and equity notes in the securitization.  Therefore, we now reflect these assets (loans and securities) on our balance sheet at fair market value. As a result of the other four deconsolidations, we no longer reflect the underlying collateral (loans and securities) of those VIEs in our consolidated financial statements. Instead, we reflect in our balance sheet our direct investments (the "retained investments") in the issued and outstanding securities of those VIEs.  Our retained investments in RREF CDO 2007-1 and Apidos Cinco CDO are now accounted for as investment securities, available-for-sale and, as a result, are marked-to-market while our retained investments in Pelium Capital Partners, L.P., and RCM Global, LLC are accounted for as equity method investments.  We have elected to retrospectively reflect the deconsolidation of these entities on a modified basis, which resulted in a reduction to the beginning balance of retained earnings as of January 1, 2016, of $16.9 million. The reduction to retained earnings represents the effect of marking the investments to market as of the date of the required adoption and represents discounts to par due to illiquidity premiums and other market forces which we expect to be recovered over time as the investments approach their respective maturities. To reflect the impact of this expectation, we present a reconciliation from GAAP book value to economic book value as an addendum to our book value reconciliation.
Although economic conditions in the United States have improved modestly, we have been impacted more so as a result of a certain transaction we have recently entered into and certain recent changes in authoritative guidance on consolidation accounting. On August 1, 2016, we entered into a purchase agreement to sell our interest in Northport TRS, LLC ("Northport LLC"), our self-originated middle market lending business and an indirect wholly-owned subsidiary for $247.0 million. The transaction, which closed on August 4, 2016, included substantially all of our direct origination middle market loans and one syndicated loan with a par balance of $257.0 million. We recorded a provision for loan loss of $9.0 million associated with this transaction in the three months ended June 30, 2016 as the other $1.0 million was taken in the first quarter of 2016. In addition, we recorded a $3.4 million loss on one direct origination loan we have retained, which was partially offset by an improvement of approximately $500,000 on another position.  As it relates to changes in consolidation accounting, we deconsolidated RREF CDO 2006-1 and RREF CDO 2007-1 as of January 1, 2016 and consequently removed $40.3 million of specific reserves and $142,000 of general reserves. In addition, we deconsolidated Apidos Cinco and removed $1.3 million of specific reserves on bank loans as of the same date.  On our remaining CRE loan portfolio, we reduced our general allowance for loan losses by $68,000 during the June period.  We currently have no CRE senior whole loans or middle market loans delinquent with respect to debt service obligations due.
In the latter half of 2013, we invested funds into a middle market lending operation run by our Manager. We made additional investments since then and held approximately $313.7 million of middle market loans in this portfolio as of June 30, 2016, prior to the sale of a significant portion of the business as described above.  The middle market business was held approximately 70% in a taxable subsidiary and 30% in a non-taxable subsidiary, and we expect to generate tax savings from the disposal as well as simplify our operations in a more real estate-centric based firm. We retain approximately $68.0 million of this middle market portfolio after the sale, comprised of one self-originated loan and the preponderance of the syndicated loans, which we intend to hold.  We netted proceeds of $102.0 million, which we expect to primarily reinvest in our CRE loan origination platform. These retained investments and strategic deployment of the proceeds, we expect, will generate sufficient revenues to replace those lost from the former construct of this investment portfolio.
We have also experienced a reduction in our commercial finance assets, as one of our bank loan CLOs was substantially liquidated in 2014 and another liquidated in 2015.  This trend resulted in a substantial decline in our net interest income from bank loans in 2014 and continued through 2015. We expect this trend to continue in 2016 when we liquidate our investment in Apidos Cinco CDO, our one remaining legacy bank loan CLO. We began to mitigate this trend by investing in new CLOs and European structured notes in 2014 and 2015 and we have seen and expect to continue to see similar opportunities in 2016.
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

(Back to Index)

(Back to Index)

Despite our ability to access equity markets in 2014 and early 2015, during the latter half of the year, our common shares began to trade at prices below book value and began to trade well below our book value per share. As a result of these conditions, we have sought to enhance shareholder value by instituting, on August 4, 2015, a $50.0 million securities repurchase program. Through June 30, 2016, we have repurchased approximately $37.0 million of our common and preferred shares. In March 2016, our board of directors approved a new securities repurchase program for up to $50.0 million of our outstanding securities.
In the past, we had at our disposal the use of recycled capital within our CLO and CDO structures to make new investments. However, as of June 30, 2016, our four most recent securitizations were structured as static pools and, as such, they do not have reinvestment periods. Instead, principal payments, for a stipulated period, may be used to purchase funding participations with respect to existing collateral held outside of three of the securitizations. This allows us to recycle some repaid capital and convert the designated principal for funded companion participation acquisition cash, which would otherwise be used to pay down the most senior notes, thereby reducing leverage and potential returns within the securitization. If the amount of principal repaid exceeds the available participations for purchase or is repaid, at the end of the stipulated period, principal would pay down the CLO or CDO notes in accordance with their respective indentures.
As of June 30, 2016, we had allocated our invested equity capital among our targeted asset classes as follows: 72% in total real estate assets, 27% in commercial finance assets and 1% in other investments. As of December 31, 2015, we had allocated our invested equity capital as follows: 72% in total real estate assets, 27% in commercial finance assets and 1% in other assets. We plan to grow our equity allocation in CRE assets to a minimum 75% level during the remainder of 2016.
Results of Operations
Our net income (loss) allocable to common shares for the three and six months ended June 30, 2016 was $(1.5) million or $(0.05) per share-basic ($(0.05) per share-diluted) and $8.1 million or $0.27 per share-basic ($0.26 per share diluted) respectively, as compared to net loss allocable to common shares of $(31.0) million, or $(0.94) per share-basic ($(0.94) per share-diluted) and $(21.6) million or $(0.66) per share-basic ($(0.66) per share-diluted) for the three and six months ended June 30, 2015 respectively.
Interest Income
The following tables set forth information relating to our interest income recognized for the periods presented (in thousands, except percentages):

	For the Three Months Ended		For the Three Months Ended
	June 30, 2016		June 30, 2015
	Weighted Average		Weighted Average
	Yield	Balance	Yield	Balance
Interest income:
Interest income from loans:
Commercial real estate loans	5.92%	$1,464,869	5.18%	$1,536,262
Middle market loans	10.00%	$323,385	9.93%	$291,803
Residential mortgage loans	2.06%	$149,270	1.89%	$107,847
Bank loans	—%	$—	4.12%	$259,498

Interest income from securities:
ABS	8.07%	$158,008	16.16%	$53,128
CMBS-private placement	5.41%	$89,531	7.04%	$184,700
RMBS	4.66%	$1,921	5.15%	$7,038
Corporate bonds	—%	$—	4.94%	$2,383

Preference payments on structured notes (1) (2)	19.76%	$43,489	16.67%	$25,458

(1)
Interest income used to calculate the weighted average yield has been adjusted by $577,000 due to an increase in the rate of return at the Harvest XV warehouse closing over the original estimated rate of return for the three months ended June 30, 2016.

(2)
Interest income used to calculate the weighted average yield has been adjusted by $493,000 due to a one time interest payment received from an investment held at Resource TRS for the three months ended June 30, 2016.

(Back to Index)

(Back to Index)

	For the Six Months Ended		For the Six Months Ended
	June 30, 2016		June 30, 2015
	Weighted Average		Weighted Average
	Yield	Balance	Yield	Balance
Interest income:
Interest income from loans:
Commercial real estate loans	5.89%	$1,449,483	5.69%	$1,475,878
Middle market loans	11.70%	$344,445	9.91%	$277,561
Residential mortgage loans	3.37%	$122,823	3.99%	$118,413
Bank loans	—%	$—	4.56%	$288,862

Interest income from securities:
ABS	7.90%	$173,260	16.87%	$51,576
CMBS-private placement	5.48%	$92,737	4.98%	$187,700
RMBS	4.77%	$2,002	3.74%	$19,001
Corporate bonds	—%	$—	5.13%	$2,455

Preference payments on structured notes (1)	18.68%	$41,041	14.63%	$24,743

(1)
Interest income used to calculate the weighted average yield has been adjusted by $493,000 due to a one time interest payment received from an investment held at Resource TRS for the six months ended June 30, 2016.

(Back to Index)

(Back to Index)

The following tables summarize interest income for the periods indicated (in thousands, except percentages):

Type of Security	Weighted Average Coupon Interest	Unamortized (Discount) Premium	Net Amortization/ Accretion	Interest Income	Fee Income	Total
For the Three Months Ended June 30, 2016
Commercial real estate loans	5.37%	$(8,817)	$—	$19,774	$2,000	$21,774
Middle market loans	9.93%	$(366)	61	8,115	—	8,176
Residential mortgage Loans	—%	$—	—	1,369	—	1,369
Bank loans	—%	$—	—	46	—	46
Total interest income from loans			61	29,304	2,000	31,365
ABS	N/A	$—	—	3,158	—	3,158
CMBS-private placement	5.19%	$276	(49)	1,162	—	1,113
RMBS	4.66%	$35	20	—	—	20
Corporate bonds	—%	$—	—	—	—	—
Total interest income from securities			(29)	4,320	—	4,291
Direct Financing Leases	N/A	N/A	—	39	—	39
Total interest income from leasing			—	39	—	39
Preference payments on structured notes	N/A	N/A	—	2,288	—	2,288
Other	N/A	N/A	—	19	—	19
Total interest income - other			—	2,307	—	2,307
Total interest income			$32	$35,970	$2,000	$38,002

For the Three Months Ended June 30, 2015
Commercial real estate loans	5.14%	$(28)	$10	$18,572	$385	$18,967
Middle market loans	9.73%	$(437)	17	7,174	133	7,324
Residential mortgage loans	—%	$—	(10)	923	—	913
Bank loans	3.76%	$(503)	229	2,286	40	2,555
Total interest income from loans			246	28,955	558	29,759
ABS	14.59%	$(682)	95	2,022	—	2,117
CMBS-private placement	5.20%	$(2,212)	849	2,429	—	3,278
Corporate bonds	4.94%	$(36)	2	30	—	32
RMBS	5.01%	$30	(2)	75	—	73
Total interest income from securities			944	4,556	—	5,500
Direct Financing Leases	N/A	N/A		163		163
Total interest income from leasing			—	163	—	163
Preference payments on structured notes	N/A	N/A	—	1,046	—	1,046
Other	N/A	N/A	—	73	—	73
Total interest income - other			—	1,119	—	1,119
Total interest income			$1,190	$34,793	$558	$36,541

(Back to Index)

(Back to Index)

Type of Security	Weighted Average Coupon Interest	Unamortized (Discount) Premium	Net Amortization/ Accretion	Interest Income	Fee Income	Total
For the Six Months Ended June 30, 2016:
Commercial real estate loans	5.36%	$(7,348)	$—	$40,544	$2,207	$42,751
Middle market loans	9.81%	$(366)	707	17,117	2,598	20,422
Residential mortgage loans	—%	$—	—	2,253	—	2,253
Bank loans	—%	$—	—	45	6	51
Total interest income from loans			707	59,959	4,811	65,477
ABS	N/A	$—	—	6,785	—	6,785
CMBS-private placement	5.19%	$276	(137)	2,412	—	2,275
RMBS	4.77%	$35	(1)	30	—	29
Total interest income from securities			(138)	9,227	—	9,089
Direct Financing Leases	N/A	N/A	—	(15)	—	(15)
Total interest income from leasing			—	(15)	—	(15)
Preference payments on structured notes	N/A	N/A	—	3,497	—	3,497
Other	N/A	N/A	—	51	—	51
Total interest income - other			—	3,548	—	3,548
Total interest income			$569	$72,719	$4,811	$78,099

For the Six Months Ended June 30, 2015:
Commercial real estate loans	5.28%	$(28)	$21	$38,990	$753	$39,764
Middle market loans	9.52%	$(437)	29	13,284	495	13,808
Bank loans	3.78%	$(503)	444	5,720	391	6,555
Residential mortgage loans	—%	$—	(53)	2,348	—	2,295
Total interest income from loans			441	60,342	1,639	62,422
CMBS-private placement	5.04%	$(2,212)	(64)	4,891	$—	4,827
ABS	15.25%	$(682)	217	4,122	—	4,339
RMBS	4.10%	$30	(33)	356	—	323
Corporate bonds	4.88%	$(36)	3	60	—	63
Total interest income from securities			123	9,429	—	9,552
Direct Financing Leases	N/A	N/A	—	258	—	258
Total interest income from leasing			—	258	—	258
Preference payments on structured notes	N/A	N/A	—	1,810	—	1,810
Other	N/A	N/A	—	141	—	141
Total interest income - other			—	1,951	—	1,951
Total interest income			$564	$71,980	$1,639	$74,183

(Back to Index)

(Back to Index)

	For the Three Months Ended
	June 30,
	2016	2015	Dollar Change	Percent Change
Interest income:
Interest income from loans:
Commercial real estate loans	$21,774	$18,967	$2,807	15%
Middle market loans	8,176	7,324	852	12%
Residential mortgage loans	1,369	913	456	50%
Bank loans	46	2,555	(2,509)	(98)%
Total interest income from loans	31,365	29,759	1,606	5%

Interest income from securities:
ABS	3,158	2,117	1,041	49%
CMBS-private placement	1,113	3,278	(2,165)	(66)%
RMBS	20	73	(53)	(73)%
Corporate bonds	—	32	(32)	(100)%
Total interest income from securities	4,291	5,500	(1,209)	(22)%

Interest income from leasing:
Direct financing leases	39	163	(124)	(76)%
Total interest income from leasing	39	163	(124)	(76)%

Interest income - other:
Preference payments on structured notes	2,288	1,046	1,242	119%
Temporary investment in over-night repurchase agreements	19	73	(54)	(74)%
Total interest income - other	2,307	1,119	1,188	106%
Total interest income	$38,002	$36,541	$1,461	4%

(Back to Index)

(Back to Index)

	Six Months Ended
	June 30,
	2016	2015	Dollar Change	Percent Change
Interest income:
Interest income from loans:
Commercial real estate loans	$42,751	$39,764	$2,987	8%
Middle market loans	20,422	13,808	$6,614	48%
Residential mortgage loans	2,253	2,295	(42)	(2)%
Bank loans	51	6,555	(6,504)	(99)%
Total interest income from loans	65,477	62,422	3,055	5%

Interest income from securities:
ABS	6,785	4,339	$2,446	56%
CMBS-private placement	2,275	4,827	(2,552)	(53)%
Corporate bonds	—	63	(63)	(100)%
RMBS	29	323	(294)	(91)%
Total interest income from securities	9,089	9,552	(463)	(5)%

Interest income from leasing:
Direct financing leases	(15)	258	(273)	(106)%
Total interest income from leasing	(15)	258	(273)	(106)%

Interest income - other:
Preference payments on structured notes	3,497	1,810	1,687	93%
Temporary investment in over-night repurchase agreements	51	141	(90)	(64)%
Total interest income - other	3,548	1,951	1,597	82%
Total interest income	$78,099	$74,183	$3,916	5%
Three and Six Months Ended June 30, 2016 as compared to Three and Six Months Ended June 30, 2015
Aggregate interest income increased $1.5 million and $3.9 million to $38.0 million and $78.1 million for the three and six months ended June 30, 2016, respectively, as compared to $36.5 million and $74.2 million for the three and six months ended June 30, 2015 respectively. We attribute these changes to the following:
Interest Income from Loans
Commercial real estate loans. Interest income on CRE loans increased $2.8 million and $3.0 million to $21.8 million and $42.8 million for the three and six months ended June 30, 2016. This increase is due primarily to the origination of loans in our newest CRE securitization, RCC 2015-CRE4, that closed in August 2015, and to an increase in weighted average yield from 5.18% to 5.92% and from 5.69% to 5.89% for the three and six months ended June 30, 2016 and June 30, 2015, respectively, due to an increase in the one-month LIBOR rate over the floor. This increase was partially offset by the impact of the deconsolidation of CRE loans at RREF CDO 2006-1 and RREF CDO 2007-1.
Middle market loans. Through focused efforts in 2015 to increase the investment in our middle market lending business, the portfolio grew from a weighted average balance of $291.8 million and from $277.6 million for the three and six months ended June 30, 2015 to a weighted average balance of $323.4 million and $344.4 million for the three and six months ended June 30, 2016. The weighted average yield on investments increased from 9.93% and 9.91% for the three and six months ended June 30, 2015 to 10.00% and 11.70% for the three and six months ended June 30, 2016, which was primarily driven by $2.6 million of prepayment fees earned during for the six months ended June 30, 2016.
Residential Mortgage Loans. The weighted average loan balance of our portfolio increased by $41.4 million and $4.4 million to $149.3 million and $122.8 million for the three and six months ended June 30, 2016, primarily due to an increase in

(Back to Index)

(Back to Index)

residential mortgage loan originations at PCM. The average yield increased from 1.89% and 3.99% to 2.06% and 3.37% for the three and six months ended June 30, 2016. Interest income increased $456,000 to $1.4 million for the three months ended June 30, 2016 due to an increase in residential mortgage loan originations at PCM. However, interest income decreased $42,000 to $2.3 million for the six months ended June 30, 2016, attributable to the reduction of jumbo loans held this year as compared to the same period last year.
Bank loans. The weighted average loan balance on our bank loan portfolio decreased by $259.5 million and $288.9 million for three and six months ended June 30, 2016, due to the liquidation of Apidos CDO III, Ltd. (“Apidos CDO III”) in June 2015 and the deconsolidation of Apidos Cinco CDO as of January 1, 2016, which is now recorded in interest income from securities.
Interest Income from Securities
Asset-Backed Securities, or ABS. Interest income from ABS increased $1.0 million and $2.4 million to $3.2 million and $6.8 million for the three and six months ended June 30, 2016. The increase for the three and six months ended June 30, 2016 is primarily attributable to the deconsolidation of RREF CDO 2006-1, RREF CDO 2007-1, and Apidos Cinco CDO on January 1, 2016. As a result of the deconsolidation, their income is now reported as interest income from available-for-sale securities as compared to loan interest income in the prior year. This significantly contributed to the increase in the weighted average balance of ABS from $53.1 million to $158.0 million and from $51.6 million to $173.3 million for the three and six months ended June 30, 2016. The decrease in weighted average yield from 16.16% to 8.07% and from 16.87% to 7.90% directly relates to the deconsolidation of RCM Global and Pelium Capital whose income is now reported under earnings in unconsolidated entities.
Interest income - other.  Interest income - other increased $1.2 million and $1.6 million to $2.3 million and $3.5 million for the three and six months ended June 30, 2016. The increase is related to income earned on our investments in ZWH4, LLC ("ZAIS") and Harvest XV; our initial investments in each warehouse were made in February 2015 and September 2015, respectively. The warehouse periods ended and both Harvest CLO XV and ZAIS CLO 4 closed in May 2016.
Interest Expense
The following tables set forth information relating to our interest expense incurred for the periods presented by asset class (in thousands, except percentages):

	For the Three Months Ended		For the Three Months Ended
	June 30, 2016		June 30, 2015
	Weighted Average		Weighted Average
	Cost of Funds	Balance	Cost of Funds	Balance
Interest expense:
Commercial real estate loans	3.13%	$1,017,357	2.67%	$1,014,331
Residential mortgage loans	2.20%	$216,635	4.13%	$79,545
Convertible senior notes	8.26%	$215,000	8.12%	$213,736
Middle market loans	11.52%	$139,923	3.12%	$138,641
CMBS-private placement	2.11%	$64,698	1.58%	$81,981
General	5.01%	$51,548	4.62%	$51,548
Hedging instruments	—%	$1,880	5.06%	$118,705
Bank loans	—%	$—	1.08%	$271,765
RMBS	—%	$—	3.49%	$21,658
Securitized borrowings	—%	$—	3.16%	$5,193

(Back to Index)

(Back to Index)

	For the Six Months Ended		For the Six Months Ended
	June 30, 2016		June 30, 2015
	Weighted Average		Weighted Average
	Cost of Funds	Balance	Cost of Funds	Balance
Interest expense:
Commercial real estate loans	3.08%	$1,021,588	2.61%	$979,677
Convertible senior notes	8.26%	$215,000	8.21%	$207,735
Residential mortgage loans	3.64%	$108,317	4.79%	$71,985
Middle market loans	7.22%	$158,104	2.93%	$124,146
CMBS-private placement	2.02%	$65,450	1.57%	$81,077
General	4.96%	$51,548	4.61%	$51,548
Hedging instruments	7.33%	$1,880	5.24%	$119,082
Bank loans	—%	$—	0.95%	$293,870
RMBS	—%	$—	3.48%	$21,849
Securitized borrowings	—%	$—	9.82%	$5,193

Type of Security	Coupon Interest	Unamortized Deferred Debt Expense	Net Amortization	Interest Expense	Total
For the Three Months Ended June 30, 2016
Commercial real estate loans	2.45%	$3,150	$1,379	$6,631	$8,010
Convertible senior notes	6.93%	$3,316	705	3,725	4,430
Middle market loans	3.42%	$—	2,793	1,224	4,017
Residential Mortgage Loans	—%	$—	—	1,174	1,174
General	4.58%	$27	54	597	651
CMBS-private placement	2.11%	$1	—	379	379
Hedging	5.24%	$—	—	(25)	(25)
Total interest expense			$4,931	$13,705	$18,636

For the Three Months Ended June 30, 2015
Commercial real estate loans	1.90%	$2,703	$1,000	$4,917	5,917
Convertible senior notes	6.94%	$—	633	3,747	4,380
Hedging	5.06%	$—	—	1,518	1,518
Middle market loans	3.12%	$3,491	213	1,108	1,321
Residential mortgage loans	—%	$—	—	811	811
Bank loans	0.98%	$—	72	673	745
General	4.22%	$4,728	51	555	606
CMBS-private placement	1.58%	$—	—	329	329
RMBS	1.18%	$—	—	135	135
Securitized borrowings	—%	$—	—	41	41
Total interest expense			$1,969	$13,834	$15,803

(Back to Index)

(Back to Index)

Type of Security	Coupon Interest	Unamortized Deferred Debt Expense	Net Amortization	Interest Expense	Total
For the Six Months Ended June 30, 2016:
Commercial real estate loans	2.43%	$3,150	$2,618	$13,200	$15,818
Convertible senior notes	6.93%	$3,316	1,415	7,450	8,865
Middle market loans	3.34%	$—	3,025	2,688	5,713
Residential mortgage loans	—%	$—	—	1,946	1,946
General	4.54%	$27	108	1,187	1,295
CMBS-private placement	2.02%	$1	1	699	700
Hedging	5.25%	$—	—	70	70
Total interest expense			$7,167	$27,240	$34,407

For the Six Months Ended June 30, 2015:
Commercial real estate loans	1.89%	$2,703	$1,706	$9,384	$11,090
Convertible senior notes	6.90%	$—	1,360	7,161	8,521
Hedging	5.07%	$—	—	3,152	3,152
Middle market loans	2.93%	$3,491	319	1,882	2,201
Residential mortgage loans	—%	$—	—	1,700	1,700
Bank loans	0.95%	$—	201	1,401	1,602
General	4.21%	$4,728	103	1,105	1,208
CMBS-private placement	1.57%	$—	—	649	649
RMBS	1.17%	$—	—	327	327
Securitized borrowings	—%	$—	—	255	255
Total interest expense			$3,689	$27,016	$30,705

	For the Three Months Ended
	June 30,
	2016	2015	Dollar Change	Percent Change
Interest expense:
Commercial real estate loans	$8,010	$5,917	$2,093	35%
Convertible senior notes	4,430	4,380	50	1%
Middle market loans	4,017	1,321	2,696	204%
Residential mortgage loans	1,174	811	363	45%
General	651	606	45	7%
CMBS-private placement	379	329	50	15%
Hedging instruments	(25)	1,518	(1,543)	(102)%
Bank loans	—	745	(745)	(100)%
RMBS	—	135	(135)	(100)%
Securitized borrowings	—	41	(41)	(100)%
Total interest expense	$18,636	$15,803	$2,833	18%

(Back to Index)

(Back to Index)

	For the Six Months Ended
	June 30,
	2016	2015	Dollar Change	Percent Change
Interest expense:
Commercial real estate loans	$15,818	$11,090	$4,728	43%
Convertible senior notes	8,865	8,521	344	4%
Middle market loans	5,713	2,201	3,512	160%
Residential mortgage loans	1,946	1,700	246	14%
General	1,295	1,208	87	7%
CMBS-private placement	700	649	51	8%
Hedging instruments	70	3,152	(3,082)	(98)%
Bank loans	—	1,602	(1,602)	(100)%
RMBS	—	327	(327)	(100)%
Securitized borrowings	—	255	(255)	(100)%
Total interest expense	$34,407	$30,705	$3,702	12%

(Back to Index)

(Back to Index)

Three and Six Months Ended June 30, 2016 as compared to Three and Six Months Ended June 30, 2015
Aggregate interest expense increased $2.8 million and $3.7 million to $18.6 million and $34.4 million for the three and six months ended June 30, 2016 respectively. We attribute the increases to the following:
Commercial real estate loans. Interest expense on commercial real estate loans increased $2.1 million and $4.7 million to $8.0 million and $15.8 million for the three and six months ended June 30, 2016. The increases are related to the increased borrowings from the consolidation of our securitization, RCC 2015-CRE4, which closed in August 2015 and, to a lesser extent, our securitization, RCC 2015-CRE3, that closed in February 2015. Current year interest expense also included a new financing facility to fund the production of new loans that was not included in the same period last year. These increases were partially offset by a decrease in interest expense due to the deconsolidation of RREF CDO 2006-1 and RREF CDO 2007-1.
Middle market loans. Interest expense on middle market loans increased $2.7 million and $3.5 million to $4.0 million and $5.7 million for the three and six months ended June 30, 2016, as compared to $1.3 million and $2.2 million for the three and six months ended June 30, 2015. Subsequent to June 30, 2016, we entered into and closed on a purchase agreement to sell Northport LLC. As a result of the transaction, $2.6 million of amortization of the remaining deferred debt issuance costs related to the credit facility were accelerated and recorded as interest expense as of June 30, 2016.
Residential Mortgage Loans. Interest expense on residential mortgage loans increased $363,000 and $246,000 to $1.2 million and $1.9 million for the three and six months ended June 30, 2016. The increase is due to increased borrowings on the residential mortgage financing agreements.
Hedging Instruments. Interest expense on hedging instruments decreased $1.5 million and $3.1 million for the three and six months ended June 30, 2016. The decrease is related to the deconsolidation of six hedge contracts in accordance with the deconsolidation of RREF CDO 2006-1 and RREF CDO 2007-1 on January 1, 2016 and maturity of two hedge contracts during the first quarter of 2016.
Bank loans. Interest expense on bank loans decreased $745,000 and $1.6 million for the three and six months ended June 30, 2016. The decrease is due to the deconsolidation of our remaining CLO, Apidos Cinco CDO, and, to a lesser extent, the liquidation of Apidos CDO III, Ltd. (“Apidos CDO III”) in June 2015.
Revenue
The following table sets forth information relating to our non-interest revenue for the periods presented (in thousands):

	For the Three Months Ended
	June 30,
	2016	2015	Dollar Change	Percent Change
Revenue:
Dividend income	$18	$17	$1	6%
Fee income	103	2,816	(2,713)	(96)%
Total revenue	$121	$2,833	$(2,712)	(96)%

	For the Six Months Ended
	June 30,
	2016	2015	Dollar Change	Percent Change
Revenue:
Dividend income	$35	$33	$2	6%
Fee income	(598)	3,986	(4,584)	(115)%
Total revenue	$(563)	$4,019	$(4,582)	(114)%

Three and Six Months Ended June 30, 2016 as compared to Three and Six Months Ended June 30, 2015

(Back to Index)

(Back to Index)

Fee income. Fee income decreased $2.7 million and $4.6 million to $103,000 and a loss of $598,000 for the three and six months ended June 30, 2016, respectively. These decreases relate to mortgage servicing rights temporary impairment of $2.3 million and $4.8 million against income from our mortgage servicing rights portfolio and its corresponding amortization for the three and six months ended June 30, 2016 as compared to a recovery of income on our mortgage servicing rights portfolio of $800,000 and $250,000 for the three and six months ended June 30, 2015, respectively. In addition, there was a decrease in income resulting from the run-off of managed assets related to our investment in Resource Capital Asset Management, or RCAM, which holds management contracts that entitle us to collect senior, subordinated, and incentive fees related to two of RCAM's remaining CLO issuers that it manages.
Operating Expenses
The following table sets forth information relating to our operating expenses incurred for the periods presented (in thousands):

	For the Three Months Ended
	June 30,
	2016	2015	Dollar Change	Percent Change
Operating expenses:
Management fees - related party	$3,099	$3,500	$(401)	(11)%
Equity compensation - related party	1,415	791	624	79%
Lease operating	1	24	(23)	(96)%
General and administrative	11,153	9,994	1,159	12%
Depreciation and amortization	504	621	(117)	(19)%
Provision (recovery) for loan and lease losses	12,099	38,810	(26,711)	(69)%
Total operating expenses	$28,271	$53,740	$(25,469)	(47)%

	For the Six Months Ended

	June 30,
	2016	2015	Dollar Change	Percent Change
Operating expenses:
Management fees − related party	$7,136	$7,060	$76	1%
Equity compensation − related party	2,678	1,786	892	50%
Rental operating expense	—	6	(6)	(100)%
Lease operating	4	47	(43)	(91)%
General and administrative	21,223	19,605	1,618	8%
Depreciation and amortization	1,145	1,186	(41)	(3)%
Net impairment losses recognized in earnings	—	59	(59)	(100)%
Provision (recovery) for loan losses	12,136	42,800	(30,664)	(72)%
Total operating expenses	$44,322	$72,549	$(28,227)	(39)%
Three and Six Months Ended June 30, 2016 as compared to Three and Six Months Ended June 30, 2015
Management fees − related party. Management fees-related party decreased $401,000 and increased $76,000 to $3.1 million and $7.1 million for the three and six months ended June 30, 2016, respectively as compared to $3.5 million and $7.1 million for the three and six months ended June 30, 2015, respectively. This expense represents compensation in the form of base management fees and incentive management fees pursuant to our management agreement as well as fees to the manager of our structured note portfolio. The changes are described below:

•
Base management fee is a monthly fee equal to 1/12th of the amount of our equity multiplied by 1.50%. Under the management agreement, "equity" is equal to the net proceeds from any issuance of shares of capital stock less offering related costs, plus or minus our retained earnings (excluding non-cash equity compensation incurred in current or prior periods) less any amounts we have paid for stock repurchases. The calculation is adjusted for one-time events due to changes in GAAP, as well as other non-cash charges upon approval of our independent directors. The base management fee decreased for the three months ended June 30, 2016 as compared to the three months ended June 30, 2015 due to

(Back to Index)

(Back to Index)

decreased stockholders' equity, a component in the formula by which base management fees are calculated, primarily as a result of our repurchase of approximately 8% of our outstanding shares as part of our $50.0 million repurchase plan and quarterly dividend distributions. The base management fee increased for the six months ended June 30, 2016 as compared to the six months ended June 30, 2015 as a result of a cumulative adjustment to correct the calculation regarding treatment of preferred dividends in prior periods which was recorded during the first quarter.

•
Incentive management fees are based upon the excess of adjusted operating earnings, as defined in the management agreement, over a variable base rate. There were no fees paid for the three and six months ended June 30, 2016 or three and six months ended June 30, 2015.

•
An oversight management fee is a quarterly fee paid to Resource America to reimburse it for additional costs incurred related to our life care business, Long Term Care Conversion Funding, established for the purpose of acquiring life settlement contracts. The initial agreement, authorized in December 2012, provided for an annual fee of $550,000, with a two year term. In March 2015, the agreement was amended to extend the term for an additional two years. The oversight management fee was approximately $137,000 and $273,000 for both the three and six months ended June 30, 2016 and June 30, 2015.

Equity compensation - related party. Equity compensation - related party increased $624,000 and $892,000 to $1.4 million and $2.7 million for the three and six months ended June 30, 2016, respectively as compared to $791,000 and $1.8 million for the three and six months ended June 30, 2015, respectively. These expenses relate to the amortization of annual grants of restricted common stock to our non-employee independent directors, and annual and discretionary grants of restricted stock to employees of Resource America who provide investment management services to us through our Manager as well as employees of our recently acquired residential mortgage company subsidiary. This increase was primarily attributable to accelerated amortization of $555,000 of equity compensation expense recorded at PCM in connection with an employment separation agreement during the six months ended June 30, 2016. In addition, there was an increase in our stock price for the three months ended June 30, 2016, which directly impacts our quarterly measurement of compensation expense.
General and administrative expense. General and administrative expense increased $1.2 million and $1.6 million to $11.2 million and $21.2 million for the three and six months ended June 30, 2016, respectively, as compared to $10.0 million and $19.6 million for the three and six months ended June 30, 2015, respectively. The following table presents the allocation of general and administrative expenses between Corporate and Residential Mortgage Lending:

	For the Three Months Ended
	June 30,
	2016	2015	Dollar Change	Percent Change
General and administrative expenses:
Corporate	$4,200	$4,081	$119	3%
Residential Mortgage Lending	6,953	5,913	1,040	18%
Total	$11,153	$9,994	$1,159	12%

	For the Six Months Ended
	June 30,
	2016	2015	Dollar Change	Percent Change
General and administrative expenses:
Corporate	$8,186	$8,865	$(679)	(8)%
Residential Mortgage Lending	13,037	10,740	2,297	21%
Total	$21,223	$19,605	$1,618	8%

General and administrative expense - Corporate. General and administrative expense - Corporate increased $119,000 and decreased $679,000 to $4.2 million and $8.2 million for the three and six months ended June 30, 2016, respectively, as compared

(Back to Index)

(Back to Index)

to $4.1 million and $8.9 million for the three and six months ended June 30, 2015. The increase in expenses for the three months ended June 30, 2016 is primarily attributable to legal expenses related to the modification of one of our CRE loans. The decrease in expenses for the six months ended June 30, 2016 is related to the deconsolidation of RCM Global, Pelium, Apidos Cinco CDO, and RREF CDO 2006-1 and RREF CDO 2007-1. Specific expenses are no longer recorded on an entity level basis for these entities. Prior to deconsolidation, each of the three CDOs recorded an average of $50,000 of general and administrative expenses each quarter and Pelium recorded approximately $75,000 each quarter. The decrease year over year was also related to a non-recurring expense of approximately $399,000 relating to a proposed restructuring which we determined not to pursue during the six months ended June 30, 2015.
General and administrative expense - Residential Mortgage Lending. General and administrative expense - Residential Mortgage Lending increased $1.0 million and $2,297,000 to $7.0 million and $13.0 million for the three and six months ended June 30, 2016, respectively, as compared to $5.9 million and $10.7 million for the three and six months ended June 30, 2015, respectively. The increase is attributable to an increase in compensation costs to support PCM's continued geographic expansion.
Depreciation and amortization. Depreciation and amortization decreased $117,000 and $41,000 to $504,000 and $1.1 million for the three and six months ended June 30, 2016 respectively, as compared to $621,000 and $1.2 million for the three and six months ended June 30, 2015, respectively. The decrease for the three and six months ended June 30, 2016 was primarily due to an RCAM-managed CLO being called in January 2016 and, as a result, termination of amortization on the underlying intangible asset.
Provision for loan and lease losses. Provision for loan and lease losses decreased $26.7 million and $30.7 million to a provision of $12.1 million and $12.1 million for the three and six months ended June 30, 2016, respectively, as compared to a provision of $38.8 million and $42.8 million for the three and six months ended June 30, 2015, respectively. The following table summarizes the information relating to our provision for loan losses for the periods presented (in thousands):

	For the Three Months Ended
	June 30,
	2016	2015	Dollar Change	Percent Change
CRE loan portfolio	$(68)	$38,072	$(38,140)	(100)%
Bank loan portfolio	215	318	(103)	(32)%
Middle market loan portfolio	11,952	755	11,197	1,483%
Residential mortgage loans	—	(307)	307	100%
Loan receivable-related party	—	(28)	28	100%
Total provision for loan and lease losses	$12,099	$38,810	$(26,711)	(69)%

	For the Six Months Ended
	June 30,
	2016	2015	Dollar Change	Percent Change
CRE loan portfolio	$—	$38,072	$(38,072)	(100)%
Bank loan portfolio	77	1,734	(1,657)	(96)%
Middle market loan portfolio	12,059	3,320	8,739	263%
Residential mortgage loans	—	(110)	110	100%
Loan receivable-related party	—	(216)	216	100%
Total provision for loan and lease losses	$12,136	$42,800	$(30,664)	(72)%

CRE loan portfolio provision - The CRE loan portfolio provision decreased by $38.1 million for both the three and six months ended June 30, 2016. During the quarter ended June 30, 2015, we recorded an allowance for loan loss on a subordinated mezzanine loan position that was acquired in 2007. The outstanding loan balance of $38.1 million was fully reserved and associated accrued interest of $3.0 million was reversed against interest income, for a total charge to operations of $41.1 million. The loan was originally supported by a portfolio of 13 hotel properties, most of which were luxury brand hotels. As of June 30, 2015, of the original 13 hotel properties securing the loan, three properties remained, all of which were located in or near San Juan, Puerto Rico. As a result of economic and credit disruptions in Puerto Rico, we determined that the loan was impaired and required a full reserve as of June 30, 2015.

(Back to Index)

(Back to Index)

Bank loan portfolio provision - The bank loan provision decreased by $103,000 and $1.7 million for the three and six months ended June 30, 2016, respectively. These decreases are due to the call and liquidation of Apidos CDO III in June 2015 and the deconsolidation of Apidos Cinco CDO on January 1, 2016. The provision recorded in 2016 is due to the write-off of unsettled positions that remained at the time of liquidation.
Middle market loan portfolio provision - The middle market loan provision increased by $11.2 million and $8.7 million for the three and six months ended June 30, 2016, respectively. During the three months ended June 30, 2016, we recorded a provision of approximately $12.0 million. This is comprised of a $9.0 million loss related to the anticipated sale of the direct origination loans, an additional loss of $3.4 million on the one direct origination loan remaining with RSO, offset by a $480,000 improvement in fair value mark on another position.
Other Income (Expense)
The following table sets forth information relating to our other income (expense) incurred for the periods presented (in thousands):

	For the Three Months Ended
	June 30,
	2016	2015	Dollar Change	Percent Change
Other Income (Expense):
Equity in earnings of unconsolidated subsidiaries	$2,696	$662	$2,034	307%
Net realized and unrealized gain (loss) on sales of investment securities available-for-sale and loans and derivatives	6,946	9,580	(2,634)	(27)%
Net realized and unrealized gain (loss) on investment securities, trading	183	279	(96)	(34)%
(Loss) on reissuance/gain on extinguishment of debt	—	(171)	171	100%
(Loss) gain on sale of real estate	—	22	(22)	(100)%
Total other income (expense)	$9,825	$10,372	$(547)	(5)%

	For the Six Months Ended
	June 30,
	2016	2015	Dollar Change	Percent Change
Other Income (Expense):
Equity in earnings of unconsolidated subsidiaries	$4,918	$1,368	$3,550	260%
Net realized and unrealized gain (loss) on sales of investment securities available-for-sale and loans and derivatives	11,774	22,187	(10,413)	(47)%
Net realized and unrealized gain (loss) on investment securities, trading	328	2,353	(2,025)	(86)%
Unrealized gain (loss) and net interest income on linked transactions, net	—	235	(235)	(100)%
(Loss) on reissuance/gain on extinguishment of debt	—	(1,071)	1,071	100%
(Loss) gain on sale of real estate	(3)	—	(3)	(100)%
Total other income (expense)	$17,017	$25,072	$(8,055)	(32)%
Three and Six Months Ended June 30, 2016 as compared to Three and Six Months Ended June 30, 2015

(Back to Index)

(Back to Index)

Equity in earnings of unconsolidated subsidiaries. Equity in earnings of unconsolidated subsidiaries increased $2.0 million and $3.6 million to $2.7 million and $4.9 million for the three and six months ended June 30, 2016 respectively, as compared to $662,000 and $1.4 million for the three and six months ended June 30, 2015, respectively. An increase in earnings of approximately $1.6 million and $2.1 million, respectively, was primarily related to two of our previously consolidated VIEs, RCM Global and Pelium, which are now accounted for as equity method investments due to a new amendment to the consolidation guidance which we adopted on January 1, 2016. In addition, our investment in Leaf Commercial Capital realized a $583,000 and $1.9 million increase in income year over year due to increased lease originations.
Net realized and unrealized gain (loss) on sales of investment securities available-for-sale and loans. Net realized and unrealized gain (loss) on investment securities available-for-sale and loans decreased $2.6 million and $10.4 million to $6.9 million and $11.8 million for the three and six months ended June 30, 2016, respectively as compared to $9.6 million and $22.2 million for the three and six months ended June 30, 2015, respectively. During 2015, we recognized increased gains related to the net gain on the sale and settlement of certain securities in the RCM Global portfolio, and the in-kind distribution and subsequent sale of those securities, net realized and unrealized gains on foreign exchange transactions from the settlement of contracts, and unrealized gains on interest rate lock commitments on our residential loan portfolio. We had no such gains during the three and six months ended June 30, 2016. In addition, the RCM Global portfolio was deconsolidated effective January 1, 2016 and is now accounted for as an equity method investment.
Net realized and unrealized (loss) gain on investment securities, trading. Net realized and unrealized (loss) gain on investment securities, trading decreased $96,000 and $2.0 million to $183,000 and $328,000 during the three and six months ended June 30, 2016, respectively, as compared to $279,000 and $2.4 million for the three and six months ended June 30, 2015, respectively. The 2015 activity was primarily related to unrealized and realized gains recognized on Pelium Capital which invested in structured securities classified as trading securities. The Pelium Capital portfolio was deconsolidated effective January 1, 2016 and is now accounted for as an equity method investment.
Loss on reissuance/gain on extinguishment of debt. Loss on reissuance/gain on extinguishment of debt was $171,000 and $1.1 million for the three and six months ended June 30, 2015, respectively. There were no losses for the three and six months ended June 30, 2016. The transactions that give rise to the recognition of a loss on the reissuance of debt resulted from the reissuance of previously repurchased senior and junior notes in our consolidated VIEs in the open market. These senior and junior notes were originally repurchased at discounts to par and represented an opportunity to provide us strategic financing at beneficial rates upon reissuance. At the date these notes were repurchased, a gain, representative of the difference between the repurchase price and the par value of the note, was recognized. As the same notes are reissued at a price less than par, an unrealized loss equal to the difference between the reissued price and the par value of the note is recognized in current earnings.
Financial Condition
Summary.
Our total assets were $2.4 billion at June 30, 2016 as compared to $2.8 billion at December 31, 2015.  The decrease in total assets was principally due to the adoption of the consolidation guidance on VIEs and the resulting deconsolidation of the following entities: RREF CDO 2006-1, RREF CDO 2007-1, Apidos Cinco CDO, Pelium Capital and RCM Global.
Investment Portfolio.
The table below summarizes the amortized cost and net carrying amount of our investment portfolio, classified by asset type.  The following table includes both (i) the amortized cost of our investment portfolio and (ii) the net carrying amount of our investment portfolio for the period presented as follows (in thousands, except percentages):

(Back to Index)

(Back to Index)

	Amortized Cost	Net Carrying Amount	Percent of Portfolio	Weighted Average Coupon
As of June 30, 2016
Loans Held for Investment:
CRE whole loans(1)	$1,421,190	$1,419,765	63.55%	5.50%
Middle market loans	54,485	54,485	2.44%	8.63%
Residential mortgage loans(7)	2,641	2,630	0.12%	4.16%
	1,478,316	1,476,880	66.11%
Loans held for sale (4):
Middle market loans	259,179	259,179	11.60%	10.13%
Residential mortgage loans	161,129	161,129	7.21%	3.75%
	420,308	420,308	18.81%
Investments in Available-for-Sale Securities:
CMBS-private placement	89,621	88,158	3.95%	5.15%
RMBS	1,919	2,017	0.09%	4.51%
ABS	162,759	165,105	7.39%	N/A (3)
	254,299	255,280	11.43%
Investment Securities-Trading:
Structured notes	5,907	3,982	0.18%	N/A (3)
RMBS	1,896	—	—%	N/A (3)
	7,803	3,982	0.18%
Other (non-interest bearing):
Investment in unconsolidated entities	76,801	76,801	3.44%	N/A(3)
Direct Financing Leases(8)	1,130	665	0.03%	5.66%
	77,931	77,466	3.47%
Total Investment Portfolio	$2,238,657	$2,233,916	100.00%

(Back to Index)

(Back to Index)

	Amortized cost	Net Carrying Amount	Percent of portfolio	Weighted average coupon
As of December 31, 2015
Loans Held for Investment:
Commercial real estate loans (2):
Whole loans	$1,630,801	$1,627,056	64.02%	5.09%
B notes	15,934	15,919	0.63%	8.68%
Mezzanine loans	45,372	7,293	0.29%	9.01%
Bank loans (5)	134,517	133,235	5.24%	3.80%
Middle market loans (6)	379,452	375,513	14.78%	9.72%
Residential mortgage loans(7)	1,746	1,735	0.07%	4.44%
	2,207,822	2,160,751	85.03%
Loans held for sale (4):
Bank loans	1,475	1,475	0.06%	0.84%
Residential mortgage loans	94,471	94,471	3.72%	3.92%
	95,946	95,946	3.78%
Investments in Available-for-Sale Securities:
CMBS-private placement	158,584	159,424	6.27%	5.21%
RMBS	2,156	2,190	0.08%	4.87%
ABS	41,994	44,214	1.74%	N/A (3)
Corporate Bonds	2,422	2,260	0.09%	4.88%
	205,156	208,088	8.18%
Investment Securities-Trading:
Structured notes	28,576	25,550	1.00%	N/A (3)
RMBS	1,896	—	—%	N/A (3)
	30,472	25,550	1.00%
Other (non-interest bearing):
Investment in unconsolidated entities	50,030	50,030	1.97%	N/A (3)
Direct financing leases(8)	1,396	931	0.04%	5.66%
	51,426	50,961	2.01%
Total Investment Portfolio	$2,590,822	$2,541,296	100.00%

(1)	Net carrying amount includes allowance for loan losses of $1.4 million at June 30, 2016.

(2)
Net carrying amount includes allowance for loan losses of $41.8 million at December 31, 2015, allocated as follows: general allowance: B notes $15,000, mezzanine loans $38.1 million and whole loans $3.7 million.

(3)	There is no stated rate associated with these securities.

(4)	Loans held for sale are carried at the lower of cost or market. Amortized cost approximates fair value.

(5)	Net carrying amount includes allowance for loan losses of $1.3 million at December 31, 2015.

(6)	Net carrying amount includes allowance for loan losses of $3.9 million at December 31, 2015.

(7)	Net carrying amount includes allowance for loan losses of $11,000 at June 30, 2016 and December 31, 2015.

(8)	Net carrying amount includes allowance for lease losses of $465,000 at June 30, 2016 and December 31, 2015.
Commercial Mortgage-Backed Securities-Private Placement.  In the aggregate, we purchased our CMBS portfolio at a net discount to par value.  At June 30, 2016 and December 31, 2015, the remaining discount to be accreted into income over the remaining lives of the securities was $168,000 and $1.7 million, respectively. This decrease is primarily due to the deconsolidation of RREF CDO 2006-1 and RREF CDO 2007-1 and the underlying collateral held at these entities. At June 30, 2016 and December 31, 2015, the remaining premium to be amortized into income over the remaining lives of the securities was $444,000 and $710,000, respectively. These securities are classified as available-for-sale and, as a result, are carried at their fair value.
We had no losses included in earnings due to other-than-temporary impairment charges during the three and six months ended June 30, 2016 and 2015, respectively, on positions that supported our CMBS investments. Securities classified as available-for-sale have decreased on a net basis as of June 30, 2016 as compared to December 31, 2015 primarily due to the deconsolidation of RREF CDO 2006-1 and RREF CDO 2007-1 effective January 1, 2016, and to $18.7 million of paydowns during the period. We perform an on-going review of third-party reports and updated financial data on the underlying property financial information to analyze current and projected loan performance.  Rating agency downgrades are considered with respect to our income approach

(Back to Index)

(Back to Index)

when determining other-than-temporary impairment and, when inputs are stressed, the resulting projected cash flows reflect a full recovery of principal.
The following table summarizes our CMBS-private placement at fair value (in thousands, except percentages):

	Fair Value at						Fair Value at
	December 31, 2015	CMBS included in Deconsolidated Entities effective January 1, 2016	Net Purchases	Upgrades/Downgrades	Paydowns	MTM Change Same Ratings	June 30, 2016
Moody's Ratings Category:
Aaa	$22,414	$(1,443)	$711	$168	$(3,609)	$81	$18,322
Aa1 through Aa3	10,417	(10,255)	—	(162)	—	—	—
A1 through A3	7,650	(6,662)	—	10	(998)	—	—
Baa1 through Baa3	18,485	(13,262)	—	4,926	(2,676)	(170)	7,303
Ba1 through Ba3	21,702	(7,003)	—	14,893	(594)	(469)	28,529
B1 through B3	45,056	(12,149)	3,742	(10,966)	(8,861)	(443)	16,379
Caa1 through Caa3	2,013	(1,017)	—	(996)	—	—	—
Ca through C	559	(523)	—	(16)	—	—	20
Non-Rated	31,128	(3,462)	—	(7,857)	(2,009)	(195)	17,605
Total	$159,424	$(55,776)	$4,453	$—	$(18,747)	$(1,196)	$88,158

S&P Ratings Category:
AAA	$4,039	$—	$—	$719	$(2,468)	$(8)	$2,282
AA+ through AA-	5,235	(5,235)	—	—	—	—	—
A+ through A-	2	—	—	(2)	—	—	—
BBB+ through BBB-	30,838	(17,114)	—	4,887	(998)	(169)	17,444
BB+ through BB-	38,264	(12,077)	—	7,321	(7,591)	(440)	25,477
B+ through B-	34,596	(4,972)	3,742	(4,561)	(1,500)	(651)	26,654
CCC+ through CCC-	6,759	(6,148)	—	195	(594)	1	213
D	50	(39)	—	6	—	(17)	—
Non-Rated	39,641	(10,191)	711	(8,565)	(5,596)	88	16,088
Total	$159,424	$(55,776)	$4,453	$—	$(18,747)	$(1,196)	$88,158
Investment Securities, Trading.  The following table summarizes our structured notes and RMBS securities, which are classified as investment securities, trading, and are carried at fair value as follows (in thousands):

	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
As of June 30, 2016:
Structured notes	$5,907	$255	$(2,180)	$3,982
RMBS	1,896	—	(1,896)	—
Total	$7,803	$255	$(4,076)	$3,982

As of December 31, 2015:
Structured notes	$28,576	$1,674	$(4,700)	$25,550
RMBS	1,896	—	(1,896)	—
Total	$30,472	$1,674	$(6,596)	$25,550

(Back to Index)

(Back to Index)

As a result of updated accounting guidance, effective January 1, 2016 we deconsolidated all of the assets of Pelium, which resulted in the removal of $21.9 million of investment securities, trading from our balance sheet which is the primary cause of the decrease during the period. We sold no securities during the six months ended June 30, 2016. We sold four securities during the six months ended June 30, 2015, for a net realized gain of approximately $189,000. We held six and 56 investment securities, trading as of June 30, 2016 and December 31, 2015, respectively.
Real Estate Loans.  The following table is a summary of the loans in our commercial real estate loan portfolio as follows (in thousands):

Description	Quantity	Amortized Cost	Contracted Interest Rates	Maturity Dates (3)
As of June 30, 2016:
Whole loans, floating rate(1) (3) (4) (5) (6) (7)	80	$1,421,190	LIBOR plus 2.50% to LIBOR plus 12.00%	August 2016 to May 2019
Mezzanine loans (10)	1	—	N/A	September 2021
Total (2) (9)	81	$1,421,190

As of December 31, 2015:
Whole loans, floating rate(1) (3) (4) (5) (6) (7)	87	$1,630,801	LIBOR plus 1.75% to LIBOR plus 12.00%	February 2016 to February 2019
B notes, fixed rate	1	15,934	8.68%	April 2016
Mezzanine loans, fixed rate (8)	2	45,372	9.01%	September 2016
Total (2)	90	$1,692,107

(1)
Whole loans had $78.8 million and $112.6 million in unfunded loan commitments as of June 30, 2016 and December 31, 2015, respectively.  These unfunded commitments are advanced as the borrowers formally request additional funding as permitted under the loan agreement and any necessary approvals have been obtained.

(2)	Totals do not include allowances for loan losses of $1.4 million and $41.8 million as of June 30, 2016 and December 31, 2015, respectively.

(3)	Maturity dates do not include possible extension options that may be available to the borrowers.

(4)
Includes two whole loans with a combined $11.2 million and $51.2 million senior component that entered into modifications in 2016 and 2015 that resulted in a fixed rate of 0.50% as of June 30, 2016 and December 31, 2015, respectively (the difference of which was a result of the deconsolidation of RREF CDO 2006-1 and RREF CDO 2007-1 - see Note 2). The two loans were previously identified as troubled debt restructurings, or TDR's.

(5)	Includes four whole loans with combined $4.5 million mezzanine components that have interest rates ranging from 1.4% to 5.2% as of June 30, 2016 and December 31, 2015.

(6)	Includes a $799,000 junior mezzanine tranche of a whole loan that has a fixed rate of 10.0% as of June 30, 2016 and December 31, 2015.

(7)
Contracted interest rates do not include a whole loan with an amortized cost of $2.0 million and $32.5 million that entered into a modification in 2016 and 2015 which reduced the floating rate spread to 1.00% as of June 30, 2016 and December 31, 2015, respectively (the difference of which was a result of the deconsolidation of RREF CDO 2007-1 - see Note 2). The loan was previously identified as a TDR.

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

(10)
As a result of RREF CDO 2006-1 being called and liquidated on April 25, 2016, a mezzanine loan with a par value of $28.8 million was acquired as part of the liquidation proceeds and is reflected on the Company's balance sheet at a fair value of zero at June 30, 2016. The mezzanine loan is comprised of two tranches, with maturity dates of November 2016 and September 2021.

(Back to Index)

(Back to Index)

Bank Loans.  At June 30, 2016, we held no bank loans on our balance sheet as a result of the deconsolidation of Apidos Cinco on January 1, 2016. The following table summarizes our bank loan investments as of December 31, 2015 (in thousands):

	As of December 31, 2015
	Amortized cost	Fair Value (1)
Moody’s ratings category:
Baa1 through Baa3	$9,715	$9,693
Ba1 through Ba3	81,986	81,201
B1 through B3	37,103	35,916
Caa1 through Caa3	3,802	2,377
Ca through C	—	—
No rating provided	3,386	3,327
Total	$135,992	$132,514

S&P ratings category:
BBB+ through BBB-	$20,805	$20,769
BB+ through BB-	64,136	63,602
B+ through B-	44,315	41,896
CCC+ through CCC-	2,876	2,447
CC+ through CC-	—	—
C+ through C-	—	—
D	—	—
No rating provided	3,860	3,800
Total	$135,992	$132,514

Weighted average rating factor	1,701

(1)     The bank loan portfolio's fair value is determined using dealer quotes.

The following table provides information as to the lien position and status of our bank loans, at amortized cost (in thousands):

	Apidos I	Apidos Cinco	Total

As of December 31, 2015:
Loans held for investment:
First lien loans	$—	$131,281	$131,281
Second lien loans	—	1,692	1,692
Third lien loans	—	—	—
Defaulted first lien loans	—	1,544	1,544
Defaulted second lien loans	—	—	—
Total	—	134,517	134,517
First lien loans held for sale at fair value	153	1,322	1,475
Total	$153	$135,839	$135,992

(Back to Index)

(Back to Index)

Middle market loans.  At June 30, 2016, Northport LLC, our middle market lending platform, had loans held for investment with a carrying value of $54.5 million and loans held for sale with a fair value of $259.2 million. The middle market loans held by Northport LLC serve to collateralize its senior secured revolving credit agreement. The aggregate fair value of middle market loans held decreased by $65.5 million over the fair value at December 31, 2015. This decrease was primarily due to loans being marked to the lower of cost or market associated with the proposed sale of certain loans as well as due to loans paying off compounded by reductions in new originations in the middle market platform.

	As of June 30, 2016		As of December 31, 2015
	Amortized cost	Fair Value	Amortized cost	Fair Value
Moody’s ratings category:
Baa1 through Baa3	$—	$—	$—	$—
Ba1 through Ba3	—	—	—	—
B1 through B3	—	—	—	—
Caa1 through Caa3(1)	46,045	44,357	47,166	46,245
Ca	—	—	—	—
No rating provided(2)	267,619	266,424	332,286	330,061
Total	$313,664	$310,781	$379,452	$376,306

S&P ratings category:
BBB+ through BBB-	$—	$—	$—	$—
BB+ through BB-	—	—	—	—
B+ through B-	—	—	—	—
CCC+ through CCC-(1)	46,045	44,357	47,166	46,245
CC+ through CC-	—	—	—	—
C+ through C-	—	—	—	—
D	—	—	—	—
No rating provided(2)	267,619	266,424	332,286	330,061
Total	$313,664	$310,781	$379,452	$376,306

Weighted average rating factor	782		678

(1)     The middle market loan portfolio's fair value is determined using dealer quotes.
(2)     The middle market loan portfolio's fair value is determined using third party valuations.

The following table provides information as to the lien position and status of middle market loans, at carrying value (in thousands):

	As of June 30, 2016	As of December 31, 2015
First Lien	$—	$248,367
Second Lien	54,485	127,146
First lien loans held for sale at fair value	188,378	—
Second lien loans held for sale at fair value	70,801	—
Second Lien Defaulted	—	—
	$313,664	$375,513

Asset-backed securities.  At June 30, 2016, we held a total of $165.1 million of ABS at fair value through RCC Real Estate, Resource TRS III, RCC Residential, Resource TRS and RCC Commercial II.  At December 31, 2015, we held a total of $44.2 million of ABS at fair value through Apidos Cinco CDO, RCM Global, ZAIS and RCC Commercial II.  The increase in total ABS was due to the reclassification of investments in deconsolidated entities RREF CDO 2006-1, RREF CDO 2007-1 and Apidos Cinco CDO that occurred during the first quarter 2016.

(Back to Index)

(Back to Index)

The following table summarizes our ABS at fair value (in thousands):

	As of June 30, 2016		As of December 31, 2015
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Moody’s ratings category:
Aaa	$—	$—	$3,701	$3,976
Aa1 through Aa3	307	287	—	—
A1 through A3	—	—	—	—
Baa1 through Baa3	—	—	—	—
Ba1 through Ba3	—	—	377	347
B1 through B3	905	676	—	—
Caa1 through Caa3	84,866	84,866	—	—
Ca	1,028	1,625	—	—
No rating provided	75,653	77,651	37,916	39,891
Total	$162,759	$165,105	$41,994	$44,214

S&P ratings category:
AAA	$—	$—	$3,681	$3,956
AA+ through AA-	—	—	—	—
A+ through A-	—	—	—	—
BBB+ through BBB-	—	—	—	—
BB+ through BB-	—	—	377	347
B+ through B-	—	—	—	—
CCC+ through CCC-	1,028	1,625	—	—
No rating provided	161,731	163,480	37,936	39,911
Total	$162,759	$165,105	$41,994	$44,214

Weighted average rating factor	4,108		154
Corporate bonds. At June 30, 2016, we held no corporate bonds on our balance sheet as a result of the deconsolidation of Apidos Cinco CDO on January 1, 2016.  At December 31, 2015, Apidos Cinco CDO, held a total of $2.3 million of corporate bonds at fair value, which secure the debt issued by this entity.  We recorded the bonds at fair value, with any unrealized gain or loss reported in the stockholder’s equity section of the balance sheet.

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
Investment in Unconsolidated Entities. The following table shows our investments in unconsolidated entities as of June 30, 2016 and December 31, 2015, and equity in earnings of unconsolidated entities for the three and six months ended June 30, 2016 and three and six months ended June 30, 2015 (in thousands):

				Equity in Earnings of Unconsolidated subsidiaries
		Balance as of	Balance as of	For the three months ended	For the six months ended	For the three months ended	For the six months ended
	Ownership %	June 30, 2016	December 31, 2015	June 30, 2016	June 30, 2016	June 30, 2015	June 30, 2015
RRE VIP Borrower, LLC (1)	—%	$—	$—	$10	$35	$—	$46
Investment in LCC Preferred Stock	29.0%	44,361	42,017	933	2,344	350	402
Investment in CVC Global Credit Opportunities Fund (2)	—%	—	—	—	—	312	920
Pearlmark Mezz IV L.P. (3)	47.4%	6,585	6,465	171	419	—	—
RCM Global, LLC(4)	25.4%	584	—	222	399	—	—
Pelium Capital Partners, L.P. (4)	80.2%	23,723	—	1,360	1,721	—	—
Subtotal		75,253	48,482	2,696	4,918	662	1,368
Investment in RCT I and II (5)	3.0%	1,548	1,548	(651)	(1,292)	(602)	(1,195)
Total		$76,801	$50,030	$2,045	$3,626	$60	$173
(1) The investment in School Lane House, Investment in RRE VIP Borrower and Investment in Preferred Equity were sold or repaid as of December 31, 2014.
(2) In December 2015, we elected a full redemption of its remaining investment from the fund.
(3) We have committed to invest up to $50.0 million in Pearlmark Mezzanine Realty Partners IV, L.P. The commitment termination date ends when the original commitment is fully funded, or the fifth anniversary following the final closing date of June 24, 2015.

(4)	Pursuant to the new consolidation guidance adopted January 1, 2016, these previously consolidated VIEs are now accounted for under the equity method.

(5)	For the three and six months ended June 30, 2016 and 2015, these amounts are recorded in interest expense on our consolidated statements of operations.

(Back to Index)

(Back to Index)

Financing Receivables
The following tables show the allowance for loan and lease losses and recorded investments in loans and leases as of the dates indicated (in thousands):

	Commercial Real Estate Loans	Bank Loans	Middle Market Loans	Residential Mortgage Loans	Direct Financing Leases	Total
As of June 30, 2016:
Allowance for Loan and Leases Losses:
Allowance for losses at January 1, 2016	$41,839	$1,282	$3,939	$11	$465	$47,536
Provision (recovery) for loan and lease losses	—	77	12,059	—	—	12,136
Loans charged-off	—	(77)	(15,998)	—	—	(16,075)
Recoveries	—	—	—	—	—	—
Deconsolidation of VIEs	(40,414)	(1,282)	—	—	—	(41,696)
Allowance for losses at June 30, 2016	$1,425	$—	$—	$11	$465	$1,901
Ending balance:
Individually evaluated for impairment	$—	$—	$—	$—	$465	$465
Collectively evaluated for impairment	$1,425	$—	$—	$11	$—	$1,436
Loans acquired with deteriorated credit quality	$—	$—	$—	$—	$—	$—
Loans and Leases:
Ending balance:
Individually evaluated for impairment	$38,133	$—	$—	$—	$1,130	$39,263
Collectively evaluated for impairment	$1,383,057	$—	$54,485	$2,641	$—	$1,440,183
Loans acquired with deteriorated credit quality	$—	$—	$—	$—	$—	$—

As of December 31, 2015:
Allowance for Loan and Lease Losses:
Allowance for losses at January 1, 2015	$4,043	$570	$—	$—	$—	$4,613
Provision for loan and lease losses	37,735	2,887	8,901	(99)	465	49,889
Loans charged-off	—	(2,175)	(4,962)	110	—	(7,027)
Recoveries	61	—	—	—	—	61
Allowance for losses at December 31, 2015	$41,839	$1,282	$3,939	$11	$465	$47,536
Ending balance:
Individually evaluated for impairment	$40,274	$1,282	$—	$—	$465	$42,021
Collectively evaluated for impairment	$1,565	$—	$3,939	$11	$—	$5,515
Loans acquired with deteriorated credit quality	$—	$—	$—	$—	$—	$—
Loans and Leases:
Ending balance:
Individually evaluated for impairment	$169,707	$1,544	$—	$—	$1,396	$172,647
Collectively evaluated for impairment	$1,522,400	$132,973	$379,452	$1,746	$—	$2,036,571
Loans acquired with deteriorated credit quality	$—	$—	$—	$—	$—	$—

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
As of June 30, 2016 all of our bank loans were deconsolidated. As of December 31, 2015, all of our bank loans were current with respect to debt service with the exception of one loan with an aggregate amortized cost of $1.5 million, on which there was a reserve.
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

(Back to Index)

(Back to Index)

Credit risk profiles of middle market loans were as follows (in thousands):

	Rating 1	Rating 2	Rating 3	Rating 4	Rating 5	Held for Sale	Total
As of June 30, 2016:
Middle market loans	$—	$48,452	$6,033	$—	$—	$259,179	$313,664

As of December 31, 2015:
Middle market loans	$44,252	$305,578	$29,622	$—	$—	$—	$379,452
All of our middle market loans were current with respect to debt service as of June 30, 2016.
Commercial Real Estate Loans
Loans are graded at inception and updates to assigned grades are made continually as new information is received, as such, a loan previously rated 4 may, over time and with improved performance, be rated better than 4. Loans are graded on a scale of 1 to 4 with 1 representing our highest rating and 4 representing our lowest rating. Commercial real estate loans are first individually evaluated for impairment. To the extent no individual impairment is determined, a general reserve is established.

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

Credit risk profiles of commercial real estate loans were as follows (in thousands):

	Rating 1 (2)	Rating 2	Rating 3	Rating 4	Held for Sale	Total
As of June 30, 2016:
CRE whole loans	$1,419,190	$2,000	$—	$—	$—	$1,421,190
Mezzanine loans (1)	—	—	—	—	—	—
	$1,419,190	$2,000	$—	$—	$—	$—

As of December 31, 2015:
CRE whole loans	$1,596,099	$32,500	$—	$2,202	$—	$1,630,801
B notes	15,934	—	—	—	—	15,934
Mezzanine loans	7,300	—	—	38,072	—	45,372
	$1,619,333	$32,500	$—	$40,274	$—	$1,692,107

(1)	The Company has one mezzanine loan with a par value of $28.8 million that was acquired at fair value as a result of the liquidation of RREF 2006-1.

(2)	Includes three and four loans which were impaired as of June 30, 2016 and December 31, 2015, respectively.

We had no delinquent commercial real estate loans as of June 30, 2016. All of our commercial real estate loans were current with exception of one mezzanine loan that was defaulted as of December 31, 2015. This loan was deconsolidated as part of our adoption of amendments to consolidation accounting guidance as required on January 1, 2016. However, as a result of

(Back to Index)

(Back to Index)

RREF CDO 2006-1 being called and liquidated on April 25, 2016, par value of $28.8 million of this mezzanine loan was acquired as part of the liquidation proceeds and is reflected on the Company's balance sheet at a fair value of zero at June 30, 2016.
Residential Mortgage Loans
Residential mortgage loans are reviewed periodically for collectability in light of historical experience, the nature and amount of the loan portfolio, adverse situations that may affect the borrower's ability to repay, estimated value of any underlying collateral and prevailing underlying conditions.
Direct Financing Leases
During the year ended December 31, 2015, we recorded a provision against the value of our direct financing leases in the amount of $465,000. As of June 30, 2016, we held $665,000 of direct financing leases, net of reserves.
Loan Portfolios Aging Analysis
The following table presents the loan and lease portfolio aging analysis as of the dates indicated at cost basis (in thousands):

	30-59 Days	60-89 Days	Greater than 90 Days	Total Past Due	Current	Total Loans Receivable	Total Loans > 90 Days and Accruing
As of June 30, 2016:
CRE whole loans	$—	$—	$—	$—	$1,421,190	$1,421,190	$—
Mezzanine loans (3)	—	—	—	—	—	—	—
Middle market loans	—	—	—	—	54,485	54,485	—
Direct Financing Leases	—	—	59	59	1,071	1,130	—
Residential mortgage loans (1)	—	—	169	169	163,601	163,770	—
Total loans	$—	$—	$228	$228	$1,640,347	$1,640,575	$—

As of December 31, 2015:
CRE whole loans (2)	$—	$—	$—	$—	$1,630,801	$1,630,801	$—
B notes	—	—	—	—	15,934	15,934	—
Mezzanine loans	—	38,072	—	38,072	7,300	45,372	—
Bank loans	1,544	—	—	1,544	132,973	134,517	—
Middle Market	—	—	—	—	379,452	379,452	—
Direct Financing Leases	12	214	—	226	1,170	1,396	—
Residential mortgage loans (1)	27	41	80	148	96,069	96,217	—
Total loans	$1,583	$38,327	$80	$39,990	$2,263,699	$2,303,689	$—

(1)	Contains $161.1 million and $94.5 million of residential mortgage loans held for sale at fair value June 30, 2016 and December 31, 2015, respectively.

(2)	Current loans include one impaired whole loan with an amortized costs of $2.2 million, which was reserved as of December 31, 2015.

(3)	The Company has one mezzanine loan with a par value of $28.8 million that was acquired at fair value as a result of the liquidation of RREF 2006-1.

(Back to Index)

(Back to Index)

Impaired Loans
The following tables show impaired loans as of the dates indicated (in thousands):

	Recorded Balance (1)	Unpaid Principal Balance	Specific Allowance	Average Investment in Impaired Loans	Interest Income Recognized
As of June 30, 2016:
Loans without a specific valuation allowance:
CRE whole loans	$38,133	$38,133	$—	$38,133	$353
Mezzanine loans	$—	$—	$—	$—	$—
Middle market loans	$—	$—	$—	$—	$—
Residential mortgage loans	$—	$—	$—	$—	$—
Loans with a specific valuation allowance:
CRE whole loans	$—	$—	$—	$—	$—
Mezzanine loans	$—	$—	$—	$—	$—
Bank loans	$—	$—	$—	$—	$—
Middle market loans	$—	$—	$—	$—	$—
Residential mortgage loans	$—	$—	$—	$—	$—
Total:
CRE whole loans	$38,133	$38,133	$—	$38,133	$353
Mezzanine loans	—	—	—	—	—
Middle market loans	—	—	—	—	—
Residential mortgage loans	—	—	—	—	—
	$38,133	$38,133	$—	$38,133	$353

As of December 31, 2015:
Loans without a specific valuation allowance:
CRE whole loans	$129,433	$129,433	$—	$128,591	$3,939
B notes	$—	$—	$—	$—	$—
Mezzanine loans	$—	$—	$—	$—	$—
Bank loans	$—	$—	$—	$—	$—
Middle market loans	$—	$—	$—	$—	$—
Residential mortgage loans	$—	$—	$—	$—	$—
Loans with a specific valuation allowance:
CRE whole loans	$2,202	$2,202	$(2,202)	$2,202	$63
B notes	$—	$—	$—	$—	$—
Mezzanine loans	$38,072	$38,072	$(38,072)	$38,072	$(2,879)
Bank loans	$1,544	$1,551	$(1,282)	$1,544	$—
Middle market loans	$—	$—	$—	$—	$—
Residential mortgage loans	$—	$—	$—	$—	$—
Total:
CRE whole loans	$131,635	$131,635	$(2,202)	$130,793	$4,002
B notes	—	—	—	—	—
Mezzanine loans	38,072	38,072	(38,072)	38,072	(2,879)
Bank loans	1,544	1,551	(1,282)	1,544	—
Middle market loans	—	—	—	—	—
Residential mortgage loans	—	—	—	—	—
	$171,251	$171,258	$(41,556)	$170,409	$1,123

(1)
As a result of the adoption of new consolidation accounting guidance as required on January 1, 2016, we deconsolidated $91.3 million of senior participations in four loans that were previously classified as impaired loans in our consolidated financial statements as of December 31, 2015.

(Back to Index)

(Back to Index)

Troubled-Debt Restructurings
The following tables show troubled-debt restructurings in our loan portfolio (in thousands):

	Number of Loans	Pre-Modification Outstanding Recorded Balance	Post-Modification Outstanding Recorded Balance
For the Six Months Ended June 30, 2016:
CRE whole loans	3	$29,459	$29,459
Mezzanine loans	—	—	—
Middle market loans	—	—	—
Residential mortgage loans	—	—	—
Total loans	3	$29,459	$29,459

	Number of Loans	Pre-Modification Outstanding Recorded Balance	Post-Modification Outstanding Recorded Balance
For the Six Months Ended June 30, 2015:
CRE whole loans	2	$67,459	$67,459
B notes	—	—	—
Mezzanine loans	1	38,072	—
Bank loans	—	—	—
Middle market loans	—	—	—
Residential mortgage loans	—	—	—
Total loans	3	$105,531	$67,459

As of June 30, 2016 and 2015, there were no commercial real estate loan troubled-debt restructurings that subsequently defaulted.
Restricted Cash
At June 30, 2016, we had restricted cash of $6.8 million, which consisted of $6.6 million of restricted cash held by seven securitizations, $30,000 held as margin and $197,000 held in various reserve accounts. At December 31, 2015, we had restricted cash of $40.6 million, which consisted of $39.0 million of restricted cash in our eight securitizations, $1.4 million held as margin and $195,000 held in various reserve accounts. The decrease of $33.8 million is primarily related to the deconsolidation of Apidos Cinco CDO, which had $16.7 million in restricted cash and also a reduction of $14.1 million of restricted cash in our CRE securitizations used to fund our future funding commitments.

(Back to Index)

(Back to Index)
Interest Receivable
The following table summarizes our interest receivable as of the periods indicated (in thousands):

	June 30, 2016	December 31, 2015	Net Change
Interest receivable from loans	$7,965	$10,322	$(2,357)
Interest receivable from securities	897	2,510	(1,613)
Interest receivable other	—	1,171	(1,171)
Interest receivable from escrow and sweep accounts	6	6	—
Total	$8,868	$14,009	$(5,141)
At June 30, 2016, we had interest receivable of $8.9 million, which primarily consisted of interest on our loans and securities and $6,000 of interest earned on escrow and sweep accounts. At December 31, 2015, we had interest receivable of $14.0 million, which primarily consisted of interest on our loans, securities and an equity investment in a warehouse facility and $6,000 of interest earned on escrow and sweep account. The $5.1 million decrease was primarily attributable to the deconsolidation of Pelium Capital, Apidos Cinco CDO, RREF CDO 2006-1 and RREF CDO 2007-1. As a result of the new accounting guidance, all of the assets of these four entities were deconsolidated on January 1, 2016. Additionally, there was also a decrease in interest receivable of $1.2 million related to the closing of ZAIS, our syndicated bank loans warehouse, in May 2016.
Prepaid Expenses
The following table summarizes our prepaid expenses at the periods indicated (in thousands):

	June 30, 2016	December 31, 2015	Net Change
Prepaid taxes	$3,321	$1,598	$1,723
Prepaid insurance	351	224	127
Other prepaid expenses	1,386	1,358	28
Total	$5,058	$3,180	$1,878
Prepaid expenses increased $1.9 million to $5.1 million as of June 30, 2016 from $3.2 million as of December 31, 2015. The primarily cause was an increase in prepaid taxes of $1.7 million due to the payment of estimated taxes during the three months ended June 30, 2016. Additionally, prepaid insurance increased $127,000 due to the timing of payments on the annual renewal of our director's and officer's insurance policy and an increase in other prepaid expenses of $28,000.
Other Assets
The following table summarizes our other assets as of the periods indicated (in thousands):

	June 30, 2016	December 31, 2015	Net Change
Other receivables	$2,749	$12,578	$(9,829)
Investment in life settlement contracts	5,268	4,584	684
Tax receivable	874	482	392
Management fees receivable	420	1,904	(1,484)
Fixed assets - non real estate	2,568	2,488	80
Other assets	258	259	(1)
Total	$12,137	$22,295	$(10,158)
The decrease of approximately $10.2 million in other assets is primarily due to a decrease in other receivables of $9.8 million; $8.6 million of this amount relates to the cash receipt for the return of principal from our investment in CVC Credit Opportunities Fund, L.P., $850,000 of this amount relates to a receivable accrued in December 2015 for a cash distribution from RCC 2015-CRE3; $400,000 relates to a decrease in the amount of a loan receivable due from LCF to fund new life settlement contracts, partially offset by other miscellaneous receivables. Additionally, there was a decrease in management fees receivable of $1.5 million due to an incentive management fee earned on RCAM in December 2015 and paid in January 2016. These decreases were offset by an increase of $684,000 in life settlement contracts from the net acquisition of new contracts, $392,000 of tax receivable due to the timing of tax payments made, and $80,000 due to the acquisition of fixed assets at PCM.

(Back to Index)

(Back to Index)

Hedging Instruments
A significant market risk to us is interest rate risk.  Interest rates are highly sensitive to many factors, including governmental monetary and tax policies, domestic and international economic and political considerations and other factors beyond our control.  Changes in the general level of interest rates can affect net interest income, which is the difference between the interest income earned on interest-earning assets and the interest expense incurred in connection with the interest-bearing liabilities, by affecting the spread between the interest-earning assets and interest-bearing liabilities.  Changes in the level of interest rates also can affect the value of our interest-earning assets and our ability to realize gains from the sale of these assets.  A decline in the value of our interest-earning assets pledged as collateral for borrowings could result in the counterparties demanding additional collateral pledges or liquidation of some of the existing collateral to reduce borrowing levels.
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
The following tables present the fair value of our derivative financial instruments as well as their classification on our consolidated balance sheets and on the consolidated statements of operations for the years presented:
Fair Value of Derivative Instruments as of June 30, 2016
(in thousands)

	Asset Derivatives
	Notional Amount	Balance Sheet Location	Fair Value
Interest rate lock agreements	$270,487	Derivatives, at fair value	$4,397
Forward contracts - residential mortgage lending	$60,857	Derivatives, at fair value	$161
Forward contracts - foreign currency, hedging (1)(2)	$26,640	Derivatives, at fair value	$722
Warrants (3)	$553	Derivatives, at fair value	$853

	Liability Derivatives
	Notional Amount	Balance Sheet Location	Fair Value
Interest rate lock contracts	$2,646	Derivatives, at fair value	$36
Forward contracts - residential mortgage lending	$363,721	Derivatives, at fair value	$2,881
Forward contracts - TBA securities	$41,000	Derivatives, at fair value	$167

Interest rate swap contracts, hedging	$—	Accumulated other comprehensive (income) loss	$67

(1)	Notional amount presented on currency converted basis. The base currency notional amount of our foreign currency hedging forward contracts was €24.0 million as of June 30, 2016.

(2)	Foreign currency forward contracts are accounted for as fair value hedges.

(3)	The notional amount of our warrants is calculated by multiplying the number of shares available for purchase by exercise price.

(Back to Index)

(Back to Index)

Fair Value of Derivative Instruments as of December 31, 2015:
(in thousands)

	Asset Derivatives
	Notional Amount	Balance Sheet Location	Fair Value
Interest rate lock agreements (1)	$105,385	Derivatives, at fair value	$1,224
Forward contracts - residential mortgage lending	$92,413	Derivatives, at fair value	$345
Forward contracts - foreign currency, hedging (2)(3)	$24,850	Derivatives, at fair value	$727
Forward contracts - TBA securities	$29,500	Derivatives, at fair value	$99
Warrants (4)	$553	Derivatives, at fair value	$1,051
	Liability Derivatives
	Notional Amount	Balance Sheet Location	Fair Value
Interest rate swap contracts, hedging (5)	$102,799	Derivatives, at fair value	$3,459
Interest rate lock agreements (6)	$505	Derivatives, at fair value	$3
Forward contracts - residential mortgage lending	$143,553	Derivatives, at fair value	$479
Forward contracts - TBA securities	$1,500	Derivatives, at fair value	$—

Interest rate swap contracts, hedging	$102,799	Accumulated other comprehensive (income) loss	$(3,471)

(1)	The notional amount of our interest rate lock agreements in an asset position is the pass-through weighted total commitments with a weighted average pass-through percentage of 85.9%.

(2)	Notional amount presented on currency converted basis. The base currency notional amount of our foreign currency hedging forward contracts was €22.9 million as of December 31, 2015.

(3)	Foreign currency forward contracts are accounted for as fair value hedges.

(4)	The notional amount of our warrants is the calculated number of shares available for purchase.

(5)	Interest rate swap contracts are accounted for as cash flow hedges.

(6)	The notional amount of our interest rate lock agreements in a liability position is the pass-through weighted total commitments with a weighted average pass-through percentage of 19.5%.

The Effect of Derivative Instruments on the Statements of Operations for the
Six Months Ended June 30, 2016
(in thousands)

	Derivatives
	Statement of Operations Location	Realized and Unrealized Gain (Loss) (1)
Interest rate swap contracts, hedging	Interest expense	$(70)
Interest rate lock agreements	Net realized and unrealized gain (loss) on sales of investment securities available-for-sale and loans and derivatives	$3,141
Forward contracts - residential mortgage lending	Net realized and unrealized gain (loss) on sales of investment securities available-for-sale and loans and derivatives	$(2,587)
Forward contracts - foreign currency, hedging	Net realized and unrealized gain (loss) on sales of investment securities available-for-sale and loans and derivatives	$(62)
Forward contracts - TBA securities	Net realized and unrealized gain (loss) on sales of investment securities available-for-sale and loans and derivatives	$(830)
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
During the three months ended June 30, 2016, we requested and canceled our remaining interest rate swap contract through accumulated other comprehensive income (loss), to be amortized through earnings over the life of the remaining debt. As of June 30, 2016, the Company had no interest rate swap contracts outstanding.

(Back to Index)

(Back to Index)

Repurchase and Credit Facilities
Borrowings under our repurchase agreement facilities were guaranteed by us or one of our subsidiaries. The following table sets forth certain information with respect to our borrowings as of the periods indicated (dollars in thousands):

	June 30, 2016				December 31, 2015
	Outstanding Borrowings	Value of Collateral	Number of Positions as Collateral	Weighted Average Interest Rate	Outstanding Borrowings	Value of Collateral	Number of Positions as Collateral	Weighted Average Interest Rate
CMBS Term Repurchase Facilities
Wells Fargo Bank (1)	$22,593	$28,204	20	1.67%	$25,656	$31,650	21	1.57%
Deutsche Bank (2)	60,443	91,327	20	2.78%	—	—	—	—%

CRE Term Repurchase Facilities
Wells Fargo Bank (3)	159,276	234,122	13	2.56%	123,937	179,169	9	2.39%
Morgan Stanley Bank (4)	122,004	184,114	10	3.06%	98,991	142,098	7	2.96%

Trust Certificates Term Repurchase Facility
RSO Repo SPE Trust 2015 (5)	26,298	89,181	1	5.95%	26,244	89,181	1	5.85%

Short-Term Repurchase Agreements - CMBS
Wells Fargo Securities, LLC	—	—	—	—%	13,548	19,829	3	1.93%
Deutsche Bank Securities, LLC	—	—	—	—%	43,859	59,518	17	2.1%

Residential Investments Term Repurchase Facility
Wells Fargo Bank	888	1,018	2	3.00%	782	835	1	2.75%

Residential Mortgage Financing Agreements
New Century Bank	52,064	67,152	241	3.13%	43,789	61,111	199	3.17%
Wells Fargo Bank	94,700	133,962	334	3.03%	42,030	59,841	166	3.03%
Totals	$538,266	$829,080			$418,836	$643,232

(1)	The Wells Fargo Bank CMBS term repurchase facility borrowing includes $1,000 and $2,000 of deferred debt issuance costs as of June 30, 2016 and December 31, 2015, respectively.

(2)	The Deutsche Bank CMBS term repurchase facility includes $36,000 and $0 of deferred debt issuance costs as of June 30, 2016 and December 31, 2015, respectively.

(3)	The Wells Fargo Bank CRE term repurchase facility borrowing includes $163,000 and $675,000 of deferred debt issuance costs as of June 30, 2016 and December 31, 2015, respectively.

(4)	The Morgan Stanley Bank CRE term repurchase facility includes $1.4 million and $1.7 million of deferred debt issuance costs as of June 30, 2016 and December 31, 2015, respectively.

(5)	The RSO Repo SPE Trust 2015 term repurchase facility includes $357,000 and $415,000 of deferred debt issuance costs as of June 30, 2016 and December 31, 2015, respectively.
We are in compliance with all financial covenants as defined in the respective agreements as of June 30, 2016.
Residential Investments – Term Repurchase Facility
In June 2014, our wholly-owned subsidiaries, RCC Resi Portfolio, RCC Resi TRS, and RCC Resi Depositor (the “Sellers”) entered into a master repurchase and securities contract (the “2014 Facility”) with Wells Fargo Bank, NA ("Wells Fargo").  Under the 2014 Facility, from time to time, the parties may enter into transactions in which the Sellers and Wells Fargo agree to transfer from the Sellers to Wells Fargo all of their right, title and interest to certain residential mortgage backed securities and other assets against the transfer of funds by Wells Fargo to the Sellers, with a simultaneous agreement by Wells Fargo to transfer back to the Sellers such assets at a date certain or on demand, against the transfer of funds from the Sellers to Wells Fargo. In May 2016, we

(Back to Index)

(Back to Index)

entered into a sixth amendment of the 2014 Facility that made no material changes to the facility's terms. In July 2016, we agreed to terminate the 2014 Facility.

CMBS – Term Repurchase Facilities
In May 2016, our wholly-owned subsidiary RCC Real Estate entered into a global master repurchase agreement (the “2016 Facility”) with Deutsche Bank, AG (“DB”).  Under the 2016 Facility, from time to time, the parties may enter into transactions in which RCC Real Estate and DB agree to transfer from the RCC Real Estate to DB all of their right, title and interest to certain CMBS and other assets (the "Assets") against the transfer of funds by DB to the RCC Real Estate, with a simultaneous agreement by DB to transfer back to the RCC Real Estate such Assets at a date certain, against the transfer of funds from the RCC Real Estate to DB. The maximum amount of the 2016 Facility is at DB's discretion and the minimum amount of the 2016 Facility is $50.0 million. The original term of the 2016 Facility is one year with subsequent one year extensions subject at DB's approval. The 2016 Facility includes a "makewhole" clause which entitles DB to the full original term's interest in the event of an optional termination.
The 2016 Facility contains customary events of default, including payment defaults, acts of insolvency, breaches of certain representations, and expulsion from any securities exchange and/or self-regulating organization.  The remedies for such events of default are also customary for this type of transaction and include the acceleration of all obligations of the RCC Real Estate to repay the purchase price for purchased assets.
The 2016 Facility also contains margin call provisions relating to a decline in the market value of a security. Under these circumstances, DB may require the RCC Real Estate to transfer cash or securities in an amount sufficient to eliminate any margin deficit resulting from such a decline.
Under the terms of the 2016 Facility and pursuant to a guarantee agreement dated May 23, 2016 (the “2016 Guaranty”), we guaranteed the payment and performance of (a) all payment obligations owing by the RCC Real Estate to DB under or in connection with the 2016 Facility and any other governing agreements; (b) all expenses, including, without limitation, reasonable attorneys' fees and disbursements, that are incurred by DB in the enforcement of any of the foregoing or any obligation of the registrant..  The 2016 Guaranty includes a reporting covenant that we were in compliance with as of June 30, 2016.

Residential Mortgage Financing Agreements
In July 2014, PCM entered into a master repurchase agreement (the "Wells Fargo Facility") with Wells Fargo to finance the acquisition of residential mortgage loans. In May 2016, PCM amended its agreement with Wells Fargo to increase the maximum of the amount of the Wells Fargo Facility from $100.0 million to $115.0 million for the period from May 27, 2016 to June 26, 2016. In June 2016, PCM amended its agreement with Wells Fargo to increase the maximum of the amount of the Wells Fargo Facility from $115.0 million to $150.0 million. The maximum duration for jumbo loans was increased from 90 days to 270 days. No other material changes were made to the Wells Fargo Facility's terms.

Securitizations
As of June 30, 2016, we had executed eight and currently retain equity in eight of these securitizations. Pertinent information about our securitizations that occurred during the first six months of 2016 is as follows:

•	On January 1, 2016, we deconsolidated RREF CDO 2006-1, RREF CDO 2007-1, and Apidos Cinco CDO in accordance with guidance on consolidation.

•	On April 25, 2016, we called RREF CDO 2006-1 and in exchange for our equity notes and preference share, received the remaining collateral.

Senior Secured Revolving Credit Agreement
As of June 30, 2016, Northport LLC, our wholly-owned subsidiary, had $144.0 million outstanding on a syndicated senior secured revolving credit facility ("Northport Credit Facility") with JP Morgan as our agent bank. At June 30, 2016, there was an unused balance of $81.0 million on the Northport Credit Facility.

(Back to Index)

(Back to Index)

On August 1, 2016, we entered into a purchase agreement to sell Northport LLC. This transaction includes the assumption of the Credit Facility. Accelerated amortization of the remaining deferred debt issuance costs in the amount of $2.6 million pertaining to the Northport Credit Facility was recorded as of June 30, 2016.
Equity
Total equity at June 30, 2016 was $776.4 million and gave effect to $3.4 million of unrealized losses on our cash flow hedges and $4.2 million of net unrealized gains on our available-for-sale portfolio, shown as a component of accumulated other comprehensive income.  Equity at December 31, 2015 was $826.8 million and gave effect to $3.5 million of unrealized losses on our cash flow hedges and $611,000 of net unrealized gains on our available-for-sale portfolio, shown as a component of accumulated other comprehensive income.  The decrease in equity during the six months ended June 30, 2016 was principally due to the deconsolidation of RREF CDO 2006-1, RREF CDO 2007-1, Apidos Cinco CDO, Pelium Capital and RCM Global as a result of the consolidation guidance on variable interest entities which we adopted on January 1, 2016. Equity also decreased due to stock repurchases and distributions on our common stock and preferred stock in excess of earnings.
Balance Sheet - Book Value Reconciliation

	Amount	Per Share
Book value at December 31, 2015, allocable to common shares (1)	$544,161	$17.63
Net income allocable to common shares	8,137	0.26

Change in other comprehensive income (loss):
Available-for-sale securities	157	—
Derivatives	3,403	0.11
Foreign currency conversion	62	—
Common dividends	(25,520)	(0.84)
Common dividends on unvested shares	(658)	(0.02)
Effect of fair value impact to retained earnings on deconsolidated VIE's (2)	(16,933)	(0.55)
Accretion from share repurchases during the period (3)	(7,998)	0.15
Accretion (dilution) from additional shares issued during the period and other (4)	2,662	(0.11)
Total net decrease	(36,688)	(1.00)
Book value at June30, 2016, allocable to common shares (1)(5)	$507,473	$16.63

(1)
Per share calculations exclude unvested restricted stock, as disclosed on the consolidated balance sheet, of 655,775 and 691,369 shares as of June 30, 2016 and December 31, 2015, respectively. The denominator for the calculation is 30,508,005 and 30,871,355 as of June 30, 2016 and December 31, 2015, respectively.

(2)
Pursuant to updated accounting guidance adopted on January 1, 2016 on consolidation of variable interest entities, we deconsolidated and recorded fair value adjustments on RREF CDO 2006-1 of ($1.5 million) or ($0.05) per share, RREF CDO 2007-1 of ($9.8 million) or ($0.32) per share and Apidos Cinco CDO of ($5.6 million) or ($0.18) per share reflected in book value as of June 30, 2016.

(3)	Under our repurchase plan, we purchased 2.7 million shares for $33.9 million through June 30, 2016, including 703,000 shares or $8.0 million during the six months ended June 30, 2016.

(4)	Includes issuance of common shares from our dividend reinvestment plan of 6,000 shares and 255,000 net change of unvested shares of restricted stock.

(5)	Book value allocable to common shares is calculated as total stockholders' equity of $777.6 million less preferred stock equity of $270.1 million as of June 30, 2016.

(Back to Index)

Balance Sheet - Economic Book Value Reconciliation (2)

June 30, 2016
Total stockholders' equity per GAAP (1)	$777,561
Preferred stock equity	(270,087)
Stockholders' equity allocable to common shares	507,474

Add:
Deconsolidation of RREF CDO 2006-1 (3) (4)	370
Deconsolidation of RREF CDO 2007-1 (3) (4)	9,492
Deconsolidation of Apidos Cinco CDO (3) (4)	3,953
Net unrealized losses - investment securities available-for-sale and derivatives (5)	700
Economic book value	$521,989
Shares outstanding	30,508,005
Economic book value per share	$17.11

(1)	Book value allocable to common shares is calculated as total stockholders' equity of $777.6 million less preferred stock equity of $270.1 million as of June 30, 2016.

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

(3)
Effective January 1, 2016, we deconsolidated RREF CDO 2006-1, RREF CDO 2007-1 and Apidos Cinco CDO upon the adoption of new accounting guidance. We retain investment securities and preferred interests in the CDO vehicles, which we account for as investments securities, available-for-sale. The reduction to retained earnings of $16.9 million represents the effect of marking these investments to market as of the date of the required adoption and represents discounts to par due to illiquidity premiums and other market forces and are expected to be recovered over time as the investments approach their respective maturities. On April 25, 2016 we called RREF CDO 2006-1 and in exchange for RSO's equity notes and preference shares, received the remaining collateral. We recorded the collateral of RREF CDO 2006-1 at fair market value. This resulted in recording a gain on acquisition of $846,000 during the three months ended June 30, 2016 and there remains an unamortized discount of $370,000 as of June 30, 2016 on the original $1.5 million charge to retained earnings related to the valuation of RREF CDO 2006-1 as of January 1, 2016.

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

(Back to Index)

(Back to Index)

The following table reconciles GAAP net income (loss) to FFO and AFFO for the periods presented (in thousands):

	For the Three Months Ended				For the Six Months Ended
	June 30,				June 30,
	2016	Per Share Data	2015	Per Share Data	2016	Per Share Data	2015	Per Share Data
Net income (loss) allocable to common shares - GAAP	$(1,536)	$(0.05)	$(31,011)	$(0.94)	$8,137	$0.26	$(21,609)	$(0.66)
Adjustments:
(Gains) losses on sales of property (1)	(10)	—	(22)	—	(32)	—	—	—
FFO allocable to common shares	(1,546)	(0.05)	(31,033)	(0.94)	8,105	0.26	(21,609)	(0.66)
Adjustments:
Non-cash items:
Provision (recovery) for loan losses	1,277	0.04	38,117	1.16	1,420	0.05	41,741	1.27
Amortization of deferred costs (non real estate) and intangible assets	3,321	0.11	2,986	0.09	6,491	0.21	5,853	0.18
Amortization of discount on convertible senior notes	705	0.02	633	0.02	1,415	0.05	949	0.03
Acceleration of deferred debt issuance costs from sale of Northport loans	2,560	0.08	—	—	2,560	0.08	—	—
Equity investment (gains) losses	(933)	(0.03)	(350)	(0.01)	(2,344)	(0.08)	(402)	(0.01)
Share-based compensation	1,415	0.05	791	0.02	2,678	0.09	1,786	0.06
Impairment losses	—	—	—	—	—	—	59	—
Unrealized losses (gains) on CMBS marks - linked transactions (2)	—	—	—	—	—	—	(235)	—
Unrealized (gains) losses on trading portfolio	(183)	(0.01)	(155)	—	(118)	(0.01)	(1,319)	(0.04)
Unrealized (gains) losses on foreign exchange transactions	(80)	—	5,510	0.17	(246)	(0.01)	4,851	0.15
Unrealized (gains) losses on derivatives	(834)	(0.03)	—	—	(2,212)	(0.07)	1,075	0.03
Loss on resale of debt	—	—	171	0.01	—	—	1,071	0.03
Change in mortgage servicing rights valuation reserve	2,300	0.08	(800)	(0.02)	4,800	0.16	(250)	(0.01)
Change in residential loan warranty reserve	213	0.01	400	—	332	0.01	400	0.01
Dead deal costs	—	—	—	—	—	—	399	0.01
REIT tax planning adjustments	—	—	—	—	—	—	317	0.01
Cash items:
Gains (losses) on sale of property (1)	10	—	22	—	32	—	—	—
Gains (losses) on extinguishment of debt	6,303	0.21	3,765	0.11	6,303	0.21	6,645	0.20
AFFO allocable to common shares	$14,528	$0.48	$20,057	$0.61	$29,216	$0.95	$41,331	$1.26

Weighted average shares – diluted	30,410		32,852		30,724		32,833

AFFO per share – diluted	$0.48		$0.61		$0.95		$1.26

(1)	Amount represents gains/losses on sales of owned real estate as well as sales of joint venture real estate interests that were recorded by us on an equity basis.

(2)	Due to a change in accounting guidance, as of January 1, 2015, the concept of linked transactions no longer exists.

(Back to Index)

(Back to Index)

Liquidity and Capital Resources
During the six months ended June 30, 2016, our principal sources of liquidity were: liquidation of our investment in CVC Global Opportunities Fund, LP which returned $8.6 million of principal in January 2016, proceeds from our CRE securitizations which purchased future funding commitments utilizing repaid principal of $9.0 million, $114.6 million of repayments on our Northport LLC middle market loan portfolio and cash flow from operations. These sources of liquidity principally provided the $65.2 million of unrestricted cash we held at June 30, 2016.  In addition, we had capital available through a CMBS term facility to help finance the purchase of CMBS securities of $77.4 million and $367.4 million combined from two CRE term facilities for the origination of commercial real estate loans.
On February 27, 2012, we entered into a master repurchase and securities agreement (the "Wells CRE Facility”) with Wells Fargo Bank, NA to finance the origination of commercial real estate loans. On October 31, 2014, we agreed to a modification of the terms of the Wells CRE Facility. The modification increases the facility maximum by $150.0 million to $400.0 million. On July 21, 2016, we agreed to a modification of the terms of the Wells CRE Facility. The modification extends the facility's maturity date to July 21, 2018, subject to three one-year extension rights which may extend the maturity to July 21, 2021. The amendment also modified certain financing rates and required debt yields. We paid extension fees as well as other reasonable closing costs.
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
In February 2011, we entered into a master repurchase and securities agreement ("Wells CMBS Facility") to finance the purchase of CMBS. The maximum amount of the Wells CMBS Facility is $100.0 million which had an original two year term with a one year option to extend. In April 2014, we agreed to a third amendment of the facility, which extended the termination date to January 31, 2016. In May 2015, we agreed to a fourth amendment of the facility, which extended the termination date to January 31, 2017. We may enter into interest rate swaps and cap agreements for securities whose average life exceeds two years to mitigate interest rate risk under the Wells CMBS Facility.
During the second quarter 2015, we entered into the first and second amendments of Northport LLC's Senior Secured Revolving Credit Agreement, or Northport Credit Facility, which increased the original commitment from $225.0 million to $300.0 million and secured $85.0 million of additional availability, bringing the total available under the Northport Credit Facility to $225.0 million as of June 30, 2016. As of June 30, 2016, $144.0 million was outstanding on the Northport Credit Facility. Under the first amendment both the ability to access to draws on the Northport Credit Facility and maturity have been extended six months until March 31, 2018 and March 31, 2019, respectively. At June 30, 2016, there was an unused balance of $81.0 million on the facility. On August 1, 2016, we entered into a purchase agreement to sell its interest in Northport LLC for $247.0 million. The transaction, which closed on August 4, 2016, included substantially all of the direct origination middle market loans and one syndicated loan with a par balance of $257.0 million and the assumption of the J. P. Morgan Senior Secured Credit Facility, for net proceeds of approximately $102.0 million.
During the year ended December 31, 2015, our principal sources of liquidity were: net proceeds from our 8.0% convertible notes offering on January 13, 2015 of $97.0 million, the return of equity at the close of RCC 2015-CRE3 on February 24, 2015 of $78.0 million, the return of equity at the close of RCC 2015-CRE4 on August 18, 2015 of $29.7 million, liquidation of Moselle CLO S.A. which returned $30.0 million (which included $1.0 million of proceeds from forward currency contracts), liquidation of Apidos CDO III in June 2015 which returned $12.8 million of principal, cash flow from operations and $3.0 million of net proceeds from the sale of our 8.25% Series B Preferred Stock through our at the market, or ATM, program in January 2015. These sources of liquidity principally provided the our $78.8 million of unrestricted cash we held at December 31, 2015.  In addition, we had capital available through a CMBS term facility to help finance the purchase of CMBS securities of $74.4 million and $425.0 million combined from two CRE term facilities for the origination of commercial real estate loans.
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
Since December 2013, we have met a significant portion of our debt funding requirements for CRE loans through securitizations. In February 2015, we closed a $346.2 million CRE securitization, and in August 2015, we closed a $312.9 million CRE securitization, which brings our total to just in excess of $1.3 billion of mortgage loans financed during that period. We expect to derive substantial operating cash from our equity investments in the four newest securitizations, which do not have the

(Back to Index)

(Back to Index)

same asset and interest coverage tests as are required by our CDOs. These CRE securitizations do not have reinvestment periods; however, principal payments, for a stipulated period, may be used to purchase funding participations with respect to existing collateral held outside of the securitizations. This will allow us to recycle some capital repaid and convert the designated principal for funded companion participation acquisition cash which would otherwise be used to pay down the most senior notes and reduce leverage and potential returns within the securitization.
Historically, we have financed a substantial portion of our portfolio investments through securitized notes that essentially match the maturity and repricing dates of these financing vehicles with the maturities and repricing dates of our investments, and, in view of current market conditions, we may continue to seek this type of securitization financing.  We derive substantial operating cash from our equity investments in our securitizations which, if the securitizations fail to meet certain tests, will cease.  Through June 30, 2016, we have not experienced difficulty in maintaining our existing securitized note financing and have passed all of the critical tests required by these financings.  However, we cannot assure you that we will continue securitization financing to meet all such critical tests in the future.  If we are unable to renew, replace or expand our sources of existing financing on substantially similar terms, we may be unable to implement our investment strategies successfully and may be required to liquidate portfolio investments.  If required, a sale of portfolio investments could be at prices lower than the carrying value of such assets, which would result in losses and reduced income.
The following table sets forth the distributions made and coverage test summaries for each of our securitizations for the periods presented (in thousands):

Name	Cash Distributions		Annualized Interest Coverage Cushion	Overcollateralization Cushion
	Six Months Ended June 30,	Year Ended December 31,	As of June 30,	As of June 30,	As of Initial Measurement Date
	2016	2015	2016 (1) (2)	2016 (3)
Apidos Cinco CDO (4)	$1,733	$6,336	$3,956	$20,860	$17,774
RREF CDO 2006-1 (4) (9)	$1,394	$3,451	$—	$—	$24,941
RREF CDO 2007-1 (4)	$1,001	$6,102	$15,250	$67,491	$26,032
RCC CRE Notes 2013	$2,217	$9,129	N/A	N/A	N/A
RCC 2014-CRE2 (5)	$6,894	$15,826	N/A	$50,660	$20,663
RCC 2015-CRE3 (6)	$5,954	$9,186	N/A	$26,092	$20,313
RCC 2015-CRE4 (7)	$6,024	$3,291	N/A	$9,397	$9,397
Moselle CLO S.A. (8)	$183	$29,099	N/A	N/A	N/A

(1)	Interest coverage includes annualized amounts based on the most recent trustee statements.

(2)
Interest coverage cushion represents the amount by which annualized interest income expected exceeds the annualized amount payable on all classes of securitization notes senior to our preference shares.

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

(9)
RREF CDO 2006-1 was liquidated on April 25, 2016 and as a result, all $66.3 million of the remaining assets were returned to RSO in exchange for our preference shares and equity notes in the securitization.

(Back to Index)

(Back to Index)

At June 30, 2016, our liquidity is derived from three primary sources:

•	unrestricted cash and cash equivalents of $65.2 million and restricted cash of $30,000 in margin call accounts;

•	capital available for reinvestment in two of our CRE securitizations of $6.3 million; and

•
loan principal repayments of $178,000 that will pay down outstanding CLO note balances, as well as interest collections of $113,000. In addition, we had $197,000 in restricted deposits related to certain of our investments.

We also had $240.7 million and $126.7 million, respectively, available through two term financing facilities to finance the origination of CRE loans, and $77.4 million available through a term financing facility to finance the purchase of CMBS.
Our leverage ratio, defined as the ratio of borrowings to stockholders' equity may vary as a result of the various funding strategies we use.  As of June 30, 2016 and December 31, 2015, our leverage ratio was 2.0 times and 2.3 times, respectively.  Our leverage has decreased primarily as a result of the deconsolidation of RREF CDO 2006-1, RREF CDO 2007-1 and Apidos Cinco CDO, offset by the reduction of stockholder's equity due to the fair value adjustment recorded through retained earnings on those deconsolidated entities, as well as repurchases of our common stock and Series B preferred stock.
Several of our legacy CDOs and CLOs have been liquidated over the last few years. This trend continued in 2016. On April 25, 2016, we called and liquidated our investment in RREF CDO 2006-1. Our one remaining legacy CRE securitization and one remaining bank loan securitization have seen substantial pay downs of notes issued under their indentures as the underlying collateral has paid down or paid off in full. The table and footnotes below indicate what remains in these legacy securitizations as well as our remaining equity and, in the case of our legacy CRE CDO, our share of notes repurchased and discounted purchase price of those notes. In the case of the CRE CDO, we expect to have loan assets distributed to us once the outstanding notes held by third parties have been paid off. Once the loan assets are distributed we expect to be able to finance the loan assets on existing credit facilities.
The following tables presents the legacy securitizations' (deconsolidated at January 1, 2016) remaining equity as of June 30, 2016:

Name of Securitization	Fair Value of Asset Collateral	Cash	Total Assets	Outstanding Notes Held by Third Parties (at par)	Net Equity Held by RSO
RREF CDO 2007-1 (1)	$165,249	$—	$165,249	$44,471	$120,778
Apidos Cinco CDO	$96,226	$6,389	$102,615	$82,139	$20,476

(1)
Subsequent to the closing of the securitization, we purchased notes in RREF CDO 2007-1 at substantial discounts to par and certain of those notes had either been repaid or canceled.  Of those repurchased notes that have not been repaid, cash gains on the extinguishment of debt of $13.8 million has not been recognized in AFFO as of June 30, 2016 on $20.3 million of notes purchased at a weighted average price of $31.81.  Additionally, of those notes that were not canceled and included  in the net equity held by RSO are $26.0 million of notes purchased at a weighted average price of $32.40 with $17.6  million that has not been recognized in AFFO as of June 30, 2016.

Subsequent to the closing of the securitization, we purchased notes in RREF CDO 2006-1 at substantial discounts to par and certain of those notes had either been repaid or canceled.  Of those repurchased notes that have not been repaid or canceled, cash gains on the extinguishment of debt of $21.4 million has not been recognized in AFFO prior to liquidation on $32.4 million of notes purchased at a weighted average price of $33.85. We then were able to finance a portion of the collateral after liquidation and recorded a cash gain on extinguishment adjustment of $6.3 million during the three months ended June 30, 2016 and $15.1 million of cash gains remain.
Distributions
In order to maintain our qualification as a REIT and to minimize corporate-level income tax on our income, we intend to make regular quarterly distributions of all or substantially all of our net REIT taxable income to holders of our common stock.  This requirement can impact our liquidity and capital resources.
The following tables present dividends declared (on a per share basis) for the three and six months ended June 30, 2016 and the year ended December 31, 2015.

(Back to Index)

(Back to Index)

Common Stock
	Date Paid	Total Dividend Paid	Dividend Per Share
		(in thousands)
2016
March 31	April 28	$13,073	$0.42
June 30	July 28	$13,051	$0.42
2015
March 31	April 28	$21,444	$0.64
June 30	July 28	$21,426	$0.64
September 30	October 28	$20,667	$0.64
December 31	January 28, 2016	$13,274	$0.42

Preferred Stock
Series A				Series B			Series C
	Date Paid	Total Dividend Paid	Dividend Per Share	Date Paid	Total Dividend Paid	Dividend Per Share	Date Paid	Total Dividend Paid	Dividend Per Share
		(in thousands)			(in thousands)			(in thousands)
2016
March 31	May 2	$568	$0.531250	May 2	$2,859	$0.515625	May 2	$2,588	$0.539063
June 30	August 1	$568	$0.531250	August 1	$2,859	$0.515625	August 1	$2,588	$0.539063
2015
March 31	April 30	$568	$0.531250	April 30	$2,960	$0.515625	April 30	2,588	0.539063
June 30	July 30	$568	$0.531250	July 30	$2,960	$0.515625	July 30	$2,588	$0.539063
September 30	October 30	$568	$0.531250	October 30	$2,960	$0.515625	October 30	$2,588	$0.539063
December 31	February 1, 2016	$568	$0.531250	February 1, 2016	$2,960	$0.515625	February 1, 2016	$2,588	$0.539063

(Back to Index)

(Back to Index)

Contractual Obligations and Commitments

	Contractual Commitments (8)
	(dollars in thousands)
	Payments due by Period
	Total	Less than 1 year	1 - 3 years	3- 5 years	More than 5 years
CRE Securitizations	$634,553	$—	$—	$—	$634,553
Repurchase Agreements(1)	538,266	511,968	26,298	—	—
Unsecured Junior Subordinated Debentures (2)	51,521	—	—	—	51,521
6.0 % Convertible Notes (3)	110,924	—	110,924	—	—
8.0 % Convertible Notes (4)	95,955	—	—	95,955	—
Unfunded Commitments on CRE Loans (5)	78,842	—	78,842	—	—
Revolver Draws Available on Middle Market Loans (6)	7,079	2,702	3,425	952	—
Base Management Fees (7)	11,942	11,942	—	—	—
Senior Secured Revolving Credit Facility	144,000	—	144,000	—	—
Pearlmark Mezz IV L.P. (9)	40,664	—	—	40,664	—
Total	$1,713,746	$526,612	$363,489	$137,571	$686,074

(1)	Contractual commitments include $552,000 of interest expense payable through the maturity dates on our repurchase agreements.

(2)
Contractual commitments do not include $29.5 million and $30.3 million of estimated interest expense payable through the maturity dates of June 2036 and October 2036, respectively, on our trust preferred securities.

(3)	Contractual commitments do not include $17.5 million of interest expense payable through the maturity date of December 1, 2018 on our 6.0% Convertible Senior Notes.

(4)	Contractual commitments do not include $32.5 million of interest expense payable through the maturity date of January 15, 2020 on our 8.0% Convertible Senior Notes.

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

Off-Balance Sheet Arrangements
General
As of June 30, 2016, we did not maintain any relationships with unconsolidated entities or financial partnerships that were established for the purpose of facilitating off-balance sheet arrangements or contractually narrow or limited purposes, although we do have interests in unconsolidated entities not established for those purposes. Except as set forth below, as of June 30, 2016, we had not guaranteed obligations of any such unconsolidated entities or entered into any commitment or letter of intent to provide additional funding to any such entities.

(Back to Index)

Unfunded Commercial Real Estate Loan Commitments
In the ordinary course of business, we make commitments to borrowers whose loans are in our commercial real estate loan portfolio to provide additional loan funding in the future. These commitments generally fall into two categories: (1) pre-approved capital improvement projects; and (2) new or additional construction costs. Disbursement of funds pursuant to these commitments is subject to the borrower meeting pre-specified criteria. Upon disbursement of funds, we receive loan interest income on any such advanced funds. As of June 30, 2016, we had 43 loans with unfunded commitments totaling $78.8 million, which we intend to fund through principal repayments on other loans in our portfolio and the ability to fund in our newest securitizations within a specified time period and cash flow from normal operating activities. These commitments are subject to the same underwriting requirements and ongoing portfolio maintenance as are the on-balance sheet financial instruments that we hold. Since these commitments may expire without being drawn upon, the total commitment amount does not necessarily represent future cash requirements.
Unfunded Middle Market Loan Commitments
During the year ended December 31, 2013, we began originating middle-market loans through RCC Commercial, Inc. and Resource TRS, LLC. In September 2014, RCC Commercial and Resource TRS, LLC transferred all of the middle-market loans to a newly formed subsidiary of ours, Northport LLC. Resource America is paid origination fees in connection with our middle-market lending operations, and such fees may not exceed 2% of the loan balance for any loan originated. The executed agreements between us and borrowers within our portfolio contain commitments to provide additional loan funding in the future. These commitments generally fall into two categories: (1) revolving credit facility; and (2) unfunded commitments. Disbursement of funds pursuant to these commitments are subject to the borrower meeting pre-specified criteria and in some instances at our discretion. Upon disbursement of funds, we receive loan interest income on any such advanced funds. As of June 30, 2016, we had four loans with unfunded commitments totaling $7.1 million, all of which would be funded by Northport LLC. On August 1, 2016, we entered into an agreement to sell substantially all of our direct loans in our middle market portfolio. At the time of the sale, there were three loans with unfunded commitments totaling $4.4 million, of which, we will have a remaining commitment of $950,000. We intend to fund these commitments through cash flow from normal operating activities. Since these commitments may expire without being drawn upon, the total commitment amount does not necessarily represent future cash requirements.

ITEM 3 .	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
As of June 30, 2016, the primary component of our market risk was interest rate risk, as described below. While we do not seek to avoid risk completely, we do seek to assume risk that can be quantified from historical experience, to actively manage that risk, to earn sufficient compensation to justify assuming that risk and to maintain capital levels consistent with the risk we undertake or to which we are exposed.
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

(Back to Index)

The following sensitivity analysis tables present, at June 30, 2016 and December 31, 2015, the estimated impact on the fair value of our interest rate-sensitive investments and liabilities of changes in interest rates, assuming rates instantaneously fall 100 basis points and rise 100 basis points (dollars in thousands):

	June 30, 2016
	Interest rates fall 100 basis points	Unchanged	Interest rates rise 100 basis points
CMBS – private placement (1):
Fair value	$77,720	$77,323	$76,934
Change in fair value	$397	$—	$(389)
Change as a percent of fair value	0.51%	—%	(0.50)%

	December 31, 2015
	Interest rates fall 100 basis points	Unchanged	Interest rates rise 100 basis points
CMBS – private placement (1):
Fair value	$145,175	$144,178	$143,201
Change in fair value	$997	$—	$(977)
Change as a percent of fair value	0.69%	—%	(0.68)%

Hedging instruments:
Fair value	$(4,713)	$(3,459)	$(1,704)
Change in fair value	$(1,254)	$—	$1,755
Change as a percent of fair value	(36.25)%	—%	50.74%

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
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting during the three and six months ended June 30, 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
PCM is a party to various claims and legal proceedings at various times. If PCM believes that a loss arising from any of these matters is probable and can be reasonably estimated, the loss is recorded. Some of these claims may relate to claims for repurchases or indemnifications on loans that PCM has sold to investors.  Such claims are included in the reserve for mortgage repurchases and indemnifications. There was no additional accrual for litigation outcomes as of June 30, 2016 or December 31, 2015.
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

As of June 30, 2016, outstanding demands for indemnification, repurchase or make whole payments totaled approximately $20.5 million, of which a substantial portion related to loans sold to four investors prior to 2011.  Furthermore, a significant portion of these demands are involved in litigation with the investor.

On February 3, 2016, Lehman Brothers Holding, Inc. (“LBHI”) filed an adversary proceeding against PCM in United States Bankruptcy Court of the Southern District of New York.  LBHI has sued approximately 145 sellers of residential mortgage loans for alleged breaches of warranty in various loans sold to it.  LBHI contends that such breaches caused it damages from loan losses and liability to other transferees of the loans.  PCM intends to defend the action vigorously.

(Back to Index)

(Back to Index)

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On August 3, 2015, our Board of Directors authorized a program to repurchase up to $50.0 million of its outstanding equity and debt securities. In March 2016, the Company's board of directors approved a new securities repurchase program for up to $50.0 million of its outstanding securities, which replaced the August 2015 repurchase plan.
The following tables provide information about our common and 8.25% Series B Preferred Stock repurchases made during the six months ended June 30, 2016 in accordance with the previously mentioned stock repurchase program:

Common Stock
Period	Total Number of Shares Purchased	Average Price Paid per Share (1)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet be Purchased Under the Plans of Programs
January 2016	196,562	$12.81	196,562	$21,662,186
February 2016	198,979	$10.08	198,979	$19,662,182
March 2016	247,904	$11.14	247,904	$13,812,184
April 2016	22,013	$11.12	22,013	$13,567,967
May 2016	37,200	$12.61	37,200	$13,099,763
June 2016	—	$—	—	$13,099,763
	702,658	$11.38	702,658
(1) The average price per share as reflected above includes broker fees and commissions.

8.25% Series B Preferred Stock
Period	Total Number of Shares Purchased	Average Price Paid per Share (1)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet be Purchased Under the Plans of Programs
January 2016	—	$—	—	$—
February 2016	—	$—	—	$—
March 2016	195,900	$15.90	195,900	$13,812,184
April 2016	—	$—	—	$—
May 2016	—	$—	—	$—
June 2016	—	$—	—	$—
	195,900	$15.90	195,900
(1) The average price per share as reflected above includes broker fees and commissions.

(Back to Index)

(Back to Index)

ITEM 6.	EXHIBITS

Exhibit No.	Description
3.1(a)	Restated Certificate of Incorporation of Resource Capital Corp. (1)
3.1(b)	Articles of Amendment to Restated Certificate of Incorporation of Resource Capital Corp. (29)
3.1(c)	Articles Supplementary 8.50% Series A Cumulative Redeemable Preferred Stock. (16)
3.1(d)	Articles Supplementary 8.50% Series A Cumulative Redeemable Preferred Stock. (17)
3.1(e)	Articles Supplementary 8.25% Series B Cumulative Redeemable Preferred Stock. (18)
3.1(f)	Articles Supplementary 8.25% Series B Cumulative Redeemable Preferred Stock. (22)
3.1(g)	Articles Supplementary 8.625% Fixed-to-Floating Series C Cumulative Redeemable Preferred Stock. (9)
3.2	Amended and Restated Bylaws of Resource Capital Corp. (as Amended January 31, 2014) (12)
4.1(a)	Form of Certificate for Common Stock for Resource Capital Corp. (1)
4.1(b)	Form of Certificate for 8.50% Series A Cumulative Redeemable Preferred Stock. (13)
4.1(c)	Form of Certificate for 8.25% Series B Cumulative Redeemable Preferred Stock (18)
4.1(d)	Form of Certificate for 8.625% Fixed-to-Floating Series C Cumulative Redeemable Preferred Stock. (9)
4.2(a)	Junior Subordinated Indenture between Resource Capital Corp. and Wells Fargo Bank, N.A., dated May 25, 2006. (2)
4.2(b)	Amendment to Junior Subordinated Indenture and Junior Subordinated Note due 2036 between Resource Capital Corp. and Wells Fargo Bank, N.A., dated October 26, 2009 and effective September 30, 2009. (6)
4.3(a)	Amended and Restated Trust Agreement among Resource Capital Corp., Wells Fargo Bank, N.A., Wells Fargo Delaware Trust Company and the Administrative Trustees named therein, dated May 25, 2006. (2)
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

(Back to Index)

(Back to Index)

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

10.7	Letter Agreement between Resource Capital Corp. and Resource America, Inc.
12.1	Statements re Computation of Ratios
31.1	Rule 13a-14(a)/Rule 15d-14(a) Certification of Chief Executive Officer.
31.2	Rule 13a-14(a)/Rule 15d-14(a) Certification of Chief Financial Officer.
32.1	Certification Pursuant to 18 U.S.C. Section 1350.
32.2	Certification Pursuant to 18 U.S.C. Section 1350.
99.1(a)	Master Repurchase and Securities Contract by and among RCC Commercial, Inc., RCC Real Estate Inc. and Wells Fargo Bank, National Association, dated February, 1, 2011. (10)
99.1(b)	Guaranty Agreement made by Resource Capital Corp. in favor of Wells Fargo Bank, National Association, dated February 1, 2011. (10)
99.2(a)	Master Repurchase and Securities Contract for $150,000,000 between RCC Real Estate SPE 4, LLC, as Seller, and Wells Fargo Bank, National Association, as Buyer, Dated February 27, 2012. (14)
99.2(b)	Guaranty made by Resource Capital Corp. as guarantor, in favor of Wells Fargo Bank, National Association, dated February 27, 2012 (14)
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

RESOURCE CAPITAL CORP.
(Registrant)

August 9, 2016	By:	/s/ David J. Bryant
David J. Bryant
Senior Vice President
Chief Financial Officer and Treasurer

August 9, 2016	By:	/s/ Eldron C. Blackwell
Eldron C. Blackwell
Vice President
Chief Accounting Officer

(Back to Index)