Form 10-Q
period 2016-09-30
Resource Capital Corp.
filed 2016-11-14
CIK 1332551

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2016
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  ☐ Yes ☑ No
The number of outstanding shares of the registrant’s common stock on November 10, 2016 was 31,062,805 shares.

(Back to Index)

RESOURCE CAPITAL CORP. AND SUBSIDIARIES
INDEX TO QUARTERLY REPORT
ON FORM 10-Q

(Back to Index)

(Back to Index)

PART I
ITEM 1.    FINANCIAL STATEMENTS
RESOURCE CAPITAL CORP. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share data)

	September 30, 2016	December 31, 2015
	(unaudited)
ASSETS (1)
Cash and cash equivalents	$114,552	$78,756
Restricted cash	5,701	40,635
Investment securities, trading	3,747	25,550
Investment securities available-for-sale, pledged as collateral, at fair value	82,114	162,306
Investment securities available-for-sale, at fair value	154,591	45,782
Loans held for sale ($197.6 million and $94.5 million at fair value)	197,615	95,946
Loans, pledged as collateral and net of allowances of $9.4 million and $47.1 million	1,406,581	2,160,751
Investments in unconsolidated entities	88,149	50,030
Derivatives, at fair value	4,052	3,446
Interest receivable	6,623	14,009
Deferred tax asset, net	5,565	12,646
Principal paydown receivable	44,600	17,941
Direct financing leases, net of allowances of $0.5 million	571	931
Intangible assets	25,886	26,228
Prepaid expenses	4,615	3,180
Other assets	12,516	22,295
Total assets	$2,157,478	$2,760,432
LIABILITIES (2)
Borrowings	$1,401,842	$1,895,288
Distribution payable	17,022	17,351
Accrued interest expense	4,913	5,604
Derivatives, at fair value	2,158	3,941
Accrued tax liability	51	549
Accounts payable and other liabilities	12,933	10,939
Total liabilities	1,438,919	1,933,672
EQUITY
Preferred stock, par value $0.001: 10,000,000 shares authorized 8.50% Series A cumulative redeemable preferred shares, liquidation preference $25.00 per share 1,069,016 and 1,069,016 shares issued and outstanding	1	1
Preferred stock, par value $0.001: 10,000,000 shares authorized 8.25% Series B cumulative redeemable preferred shares, liquidation preference $25.00 per share 5,544,579 and 5,740,479 shares issued and outstanding	6	6
Preferred stock, par value $0.001: 10,000,000 shares authorized 8.625% Series C cumulative redeemable preferred shares, liquidation preference $25.00 per share 4,800,000 and 4,800,000 shares issued and outstanding	5	5
Common stock, par value $0.001: 125,000,000 shares authorized; 31,071,737 and 31,562,724 shares issued and outstanding (including 496,756 and 691,369 unvested restricted shares)	31	32
Additional paid-in capital	1,218,907	1,228,346
Accumulated other comprehensive income (loss)	6,909	(2,923)
Distributions in excess of earnings	(506,107)	(406,603)
Total stockholders’ equity	719,752	818,864
Non-controlling interests	(1,193)	7,896
Total equity	718,559	826,760
TOTAL LIABILITIES AND EQUITY	$2,157,478	$2,760,432

(Back to Index)

(Back to Index)

RESOURCE CAPITAL CORP. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS - (Continued)
(in thousands, except share and per share data)

	September 30, 2016	December 31, 2015
	(unaudited)
(1) Assets of consolidated Variable Interest Entities ("VIEs") included in the total assets above:
Cash and cash equivalents	$—	$95
Restricted cash	5,473	39,061
Investment securities available-for-sale, pledged as collateral, at fair value	—	66,137
Loans held for sale	—	1,475
Loans, pledged as collateral and net of allowances of $827,000 and $42.8 million	801,742	1,416,441
Interest receivable	3,389	6,592
Prepaid expenses	21	238
Principal paydown receivable	44,600	17,800
Other assets	253	833
Total assets of consolidated VIEs	$855,478	$1,548,672

(2) Liabilities of consolidated VIEs included in the total liabilities above:
Borrowings	$528,971	$1,032,581
Accrued interest expense	500	923
Derivatives, at fair value	—	3,346
Accounts payable and other liabilities	147	(117)
Total liabilities of consolidated VIEs	$529,618	$1,036,733

The accompanying notes are an integral part of these statements
(Back to Index)

(Back to Index)

RESOURCE CAPITAL CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except share and per share data)
(unaudited)

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2016	2015	2016	2015
REVENUES
Interest income:
Loans	$26,003	$32,497	$89,227	$92,623
Securities	4,602	4,866	13,691	14,418
Leases	(22)	(8)	(37)	250
Interest income - other	769	968	4,317	2,919
Total interest income	31,352	38,323	107,198	110,210
Interest expense	14,120	16,330	46,581	45,334
Net interest income	17,232	21,993	60,617	64,876
Gain (loss) on sale of residential mortgage loans	6,026	3,154	15,607	11,594
Dividend income	(188)	17	(153)	50
Fee income	2,023	781	1,425	4,767
Total revenues	25,093	25,945	77,496	81,287
OPERATING EXPENSES
Management fees - related party	3,053	3,252	10,189	10,312
Equity compensation - related party	1,766	(225)	4,444	1,561
Rental operating expense	—	—	—	6
Lease operating	1	(33)	5	14
General and administrative	12,341	10,223	33,353	29,641
Depreciation and amortization	505	628	1,650	1,814
Impairment losses	25,297	—	25,297	59
Provision (recovery) for loan and lease losses	7,683	1,034	19,819	43,834
Total operating expenses	50,646	14,879	94,757	87,241

	(25,553)	11,066	(17,261)	(5,954)
OTHER INCOME (EXPENSE)
Equity in earnings of unconsolidated subsidiaries	1,032	334	5,950	1,702
Net realized and unrealized gain (loss) on sales of investment securities available-for-sale and loans and derivatives	(10,106)	2,457	(7,817)	16,612
Net realized and unrealized gain (loss) on investment securities, trading	(242)	(580)	86	1,773
Unrealized gain (loss) and net interest income on linked transactions, net	—	—	—	235
(Loss) on reissuance/gain on extinguishment of debt	—	(332)	—	(1,403)
(Loss) gain on sale of real estate	31	(19)	28	(19)
Other income (expense)	1,500	—	1,500	—
Total other income (expense)	(7,785)	1,860	(253)	18,900

INCOME (LOSS) BEFORE TAXES	(33,338)	12,926	(17,514)	12,946
Income tax (expense) benefit	(12,283)	1,796	(9,558)	(2,969)
NET INCOME (LOSS)	(45,621)	14,722	(27,072)	9,977

The accompanying notes are an integral part of these statements
(Back to Index)

(Back to Index)

RESOURCE CAPITAL CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS - (Continued)
(in thousands, except share and per share data)
(unaudited)

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2016	2015	2016	2015
Net (income) loss allocated to preferred shares	(6,015)	(6,115)	(18,077)	(18,322)
Carrying value in excess of consideration paid for preferred shares	—	—	1,500	—
Net (income) loss allocable to non-controlling interest, net of taxes	63	(1,829)	213	(6,486)
NET INCOME (LOSS) ALLOCABLE TO COMMON SHARES	$(51,573)	$6,778	$(43,436)	$(14,831)
NET INCOME (LOSS) PER COMMON SHARE – BASIC	$(1.69)	$0.21	$(1.42)	$(0.45)
NET INCOME (LOSS) PER COMMON SHARE – DILUTED	$(1.69)	$0.21	$(1.42)	$(0.45)
WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING - BASIC	30,528,368	32,515,226	30,513,131	32,726,194
WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING - DILUTED	30,528,368	32,951,217	30,513,131	32,726,194

The accompanying notes are an integral part of these statements
(Back to Index)

(Back to Index)

RESOURCE CAPITAL CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(in thousands)
(unaudited)

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2016	2015	2016	2015
Net income (loss)	$(45,621)	$14,722	$(27,072)	$9,977
Other comprehensive income (loss):
Reclassification adjustment for realized (gains) losses on available-for-sale securities included in net income	—	(1,805)	(596)	(12,139)
Unrealized gains (losses) on available-for-sale securities, net	6,182	(1,769)	8,382	(345)
Reclassification adjustments associated with unrealized (gains) losses from interest rate hedges included in net income	26	412	(29)	538
Unrealized gains on derivatives, net	1	1,080	118	3,424
Foreign currency translation adjustments	—	(86)	—	343
Total other comprehensive income (loss)	6,209	(2,168)	7,875	(8,179)
Comprehensive income (loss) before allocation to non-controlling interests and preferred shares	(39,412)	12,554	(19,197)	1,798
Unrealized (gains) losses on available-for-sale securities allocable to non-controlling interests	—	1,233	—	2,510
Net (income) loss allocable to non-controlling interests	63	(1,829)	213	(6,486)
Net (income) loss allocated to preferred shares	(6,015)	(6,115)	(18,077)	(18,322)
Carrying value in excess of consideration paid for preferred shares	—	—	1,500	—
Comprehensive income (loss) allocable to common shares	$(45,364)	$5,843	$(35,561)	$(20,500)

The accompanying notes are an integral part of these statements
(Back to Index)

(Back to Index)
RESOURCE CAPITAL CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CHANGES IN EQUITY
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2016
(in thousands, except share and per share data)
(unaudited)

	Common Stock		Preferred Shares - Series A	Preferred Shares - Series B	Preferred Shares - Series C	Additional Paid-In Capital	Accumulated Other Comprehensive (Loss) Income	Retained Earnings	Distributions in Excess of Earnings	Total Stockholders' Equity	Non-Controlling Interests	Total Equity
	Shares	Amount
Balance, December 31, 2015	31,562,724	$32	$1	$6	$5	$1,228,346	$(2,923)	$—	$(406,603)	$818,864	$7,896	$826,760
Deconsolidation of variable interest entities	—	—	—	—	—	—	1,957	—	(16,932)	(14,975)	(8,876)	(23,851)
Balance, January 1, 2016	31,562,724	32	1	6	5	1,228,346	(966)	—	(423,535)	803,889	(980)	802,909
Proceeds from dividend reinvestment and stock purchase plan	9,423	—	—	—	—	110	—	—	—	110	—	110
Discount on 8.0% convertible senior notes	—	—	—	—	—	19	—	—	—	19	—	19
Stock based compensation	307,070	—	—	—	—	—	—	—	—	—	—	—
Amortization of stock based compensation	—	—	—	—	—	4,444	—	—	—	4,444	—	4,444
Purchase and retirement of common shares	(807,218)	(1)	—	—	—	(9,397)	—	—	—	(9,398)	—	(9,398)
Forfeiture of unvested stock	(262)	—	—	—	—	—	—	—	—	—	—	—
Net income (loss)	—	—	—	—	—	—	—	(26,859)	—	(26,859)	(213)	(27,072)
Preferred dividends	—	—	—	—	—	—	—	(18,077)	—	(18,077)	—	(18,077)
Preferred stock redemption	—	—	—	—	—	(4,615)	—	1,500	—	(3,115)	—	(3,115)
Securities available-for-sale, fair value adjustment, net	—	—	—	—	—	—	7,786	—	—	7,786	—	7,786
Designated derivatives, fair value adjustment	—	—	—	—	—	—	89	—	—	89	—	89
Distributions on common stock	—	—	—	—	—	—	—	43,436	(82,572)	(39,136)	—	(39,136)
Balance, September 30, 2016	31,071,737	$31	$1	$6	$5	$1,218,907	$6,909	$—	$(506,107)	$719,752	$(1,193)	$718,559

The accompanying notes are an integral part of these statements
(Back to Index)

(Back to Index)

RESOURCE CAPITAL CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	For the Nine Months Ended
	September 30,
	2016	2015
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(27,072)	$9,977
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities:
Provision (recovery) for loan and lease losses	19,819	43,834
Depreciation, amortization, and accretion	4,471	14,109
Amortization of stock-based compensation	4,444	1,561
Provision (benefit) for deferred taxes	16,335	—
Sale (origination) of residential mortgage loans held for sale, net	(96,556)	(403)
Capitalization of residential mortgage servicing rights	(13,815)	(12,520)
Sale (purchase) of and principal payments on securities, trading, net	229	(3,120)
Net realized and unrealized loss (gain) on investment securities, trading	(86)	(1,773)
Net realized and unrealized (gain) loss on sales of investment securities available-for-sale and loans	7,817	(16,612)
Loss (gain) on the reissuance (extinguishment) of debt	—	1,403
Loss (gain) on sale of real estate	(28)	19
Settlement of derivative instruments	(6,982)	3,870
Net impairment losses recognized in earnings	25,297	59
Unrealized gain (loss) and net interest income on linked transactions, net	—	(235)
Equity in net (earnings) losses of unconsolidated subsidiaries	(5,950)	(1,702)
Changes in operating assets and liabilities, net of acquisitions	772	(4,317)
Net cash provided by (used in) operating activities	(71,305)	34,150

CASH FLOWS FROM INVESTING ACTIVITIES:
(Increase) decrease in restricted cash	16,816	96,887
Deconsolidation of VIEs (1)	(472)	—
Purchase of securities available-for-sale	(6,656)	(28,375)
Principal payments on securities available-for-sale	36,855	59,819
Proceeds from sale of securities available-for-sale	—	60,752
Acquisition of collateralized debt obligation assets	(7,511)	—
Proceeds from sale of Northport TRS, LLC	104,187	—
Return of capital from (investment in) unconsolidated entity	(490)	5,625
Proceeds from sale of real estate held-for-sale	—	47
Purchase and origination of loans	(257,823)	(629,832)
Principal payments received on loans	362,036	294,901
Proceeds from sale of loans	9,316	108,446
Purchase of property and equipment	(28)	(10)
Principal payments received on loans – related parties	—	558
Settlement of derivative instruments	(147)	8,028
Net cash (used in) provided by investing activities	256,083	(23,154)
CASH FLOWS FROM FINANCING ACTIVITIES:
Net proceeds from issuances of common stock and dividend reinvestment and stock purchase plan (net of offering costs of $0 and $96)	108	163
Proceeds from issuance of preferred shares (net of offering costs of $0 and $80)	—	3,033
Repurchase of common stock	(9,398)	(15,433)
Repurchase of preferred shares	(3,114)	—
Net proceeds (borrowings) from repurchase agreements	195,514	(157,024)
Proceeds from borrowings:
Securitizations	—	505,862
Convertible senior notes	—	99,000
Senior secured revolving credit facility	33,000	110,500
Reissuance of debt	—	16,597
Payments on borrowings:
Securitizations	(226,570)	(374,778)
Senior secured revolving credit facility	(79,000)	(62,000)
Payment of debt issuance costs	(1,980)	(13,235)
Distributions to non-controlling interest and subordinated note holders	—	(14,568)
Proceeds received from non-controlling interests	—	3,424
Distributions paid on preferred stock	(18,144)	(18,274)
Distributions paid on common stock	(39,398)	(69,433)
Net cash provided by (used in) financing activities	$(148,982)	$13,834
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	35,796	24,830
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	78,756	79,905
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$114,552	$104,735
SUPPLEMENTAL DISCLOSURE:
Interest expense paid in cash	$37,497	$33,971
Income taxes paid in cash	$4,032	$9,518

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
SEPTEMBER 30, 2016
(unaudited)

NOTE 1 - ORGANIZATION AND BASIS OF PRESENTATION
Resource Capital Corp. and its subsidiaries’ (collectively the "Company") originate, purchase and manage a diversified portfolio of commercial real estate ("CRE") debt investments.  The Company’s investment activities are managed by Resource Capital Manager, Inc. ("Manager") pursuant to a management agreement (the "Management Agreement").  The Manager is a wholly-owned, indirect subsidiary of Resource America, Inc. ("Resource America") (formerly traded on NASDAQ: REXI). On September 8, 2016, Resource America was acquired by C-III Capital Partners LLC ("C-III"), a commercial real estate services company engaged in a broad range of activities, including primary and special loan servicing, loan origination, fund management, collateralized debt obligation ("CDO") management, principal investment, investment sales and multifamily property management. As part of the transaction, C-III took over control of the Manager with respect to the Management Agreement and became the beneficial owner of the Company’s common shares owned by Resource America, approximately 2.3% of the Company’s outstanding shares as of September 30, 2016.
On January 1, 2016, the Company adopted the amendments to the consolidation guidance as outlined in Note 2. As a result of its evaluation, the Company determined that it is no longer the primary beneficiary of the following VIEs and, therefore, deconsolidated these entities: Resource Real Estate Funding CDO 2006-1, Ltd. ("RREF CDO 2006-1"), Resource Real Estate Funding CDO 2007-1, Ltd. ("RREF CDO 2007-1"), Apidos Cinco CDO, Ltd. ("Apidos Cinco CDO"), Pelium Capital Partners, L.P., ("Pelium Capital") and RCM Global, LLC ("RCM Global").

On July 1, 2016, the Company underwent an internal tax restructuring in order to reduce the costs associated with ownership of multiple legal entities, simplify its overall legal entity structure, ease deployment of cash throughout the business for operations and opportunities and consolidate operations into one centralized entity or group of entities. As a result of this tax restructuring, several of the Company’s directly owned subsidiaries converted from corporations to single member LLCs. Also, the following directly owned subsidiaries of the Company merged into RCC Residential Portfolio TRS, Inc. ("RCC Resi TRS") and were dissolved upon the restructuring: Long Term Care Conversion, Inc. ("LTCC") and Resource TRS II, Inc. ("Resource TRS II"). On October 1, 2016, RCC Residential, Inc. ("RCC Residential") merged into RCC Resi TRS.
The following subsidiaries are consolidated in the Company’s financial statements:

•
RCC Real Estate, Inc. ("RCC Real Estate") holds real estate investments, including commercial real estate loans, commercial real estate-related securities and direct investments in real estate.  RCC Real Estate owns 100% of the equity of the following VIEs:

◦
RREF CDO 2006-1, a Cayman Islands limited liability company and qualified real estate investment trust ("REIT") subsidiary ("QRS").  RREF CDO 2006-1 was established to complete a collateralized debt obligation ("CDO") issuance secured by a portfolio of CRE loans and commercial mortgage-backed securities ("CMBS"). This entity was deconsolidated as of January 1, 2016 and the retained investment is accounted for as an investment security, available-for-sale (see Note 2) in the Company's consolidated financial statements. On April 25, 2016, RREF CDO 2006-1 was liquidated and, in exchange for the Company's interests in RREF CDO 2006-1, the remaining assets of the CDO were distributed to the Company, comprised of investment securities available-for-sale and loans held for investment, which were recorded at fair value.

◦
RREF CDO 2007-1, a Cayman Islands limited liability company and QRS.  RREF CDO 2007-1 was established to complete a CDO issuance secured by a portfolio of CRE loans and CMBS. This entity was deconsolidated as of January 1, 2016 and the retained investment is now accounted for as an investment security, available-for-sale (see Note 2) in the Company's consolidated financial statements.

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
SEPTEMBER 30, 2016
(unaudited)

◦
Resource Capital Corp. 2015-CRE4, Ltd. ("RCC 2015-CRE4"), a Cayman Islands limited liability company and QRS, was established to complete a CRE securitization issuance secured by a portfolio of CRE loans.

•
RCC Commercial, Inc. ("RCC Commercial") holds a 29.6% investment in NEW NP, LLC ("NEW NP, LLC"), a Delaware limited liability company, which holds bank loan investments and the Company's self-originated middle market loans, and owns 100% of the equity of the following VIE:

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

•
RCC Commercial II, Inc. ("Commercial II") holds structured notes, available-for-sale securities and investments in the subordinated notes of foreign, syndicated bank loan collateralized loan obligation ("CLO") vehicles.  Commercial II owns 100%, 68.3%, and 88.6% respectively, of the equity of the following VIEs:

◦
Apidos Cinco CDO, a Cayman Islands limited liability company and TRS, was established to complete a CDO issuance secured by a portfolio of bank loans, ABS and corporate bonds. This entity was deconsolidated as of January 1, 2016 and the retained investment is now accounted for as an investment security, available-for-sale (see Note 2). On September 28, 2016, Apidos Cinco CDO’s trustee issued a notice to call the notes issued by the CDO.

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

•	RSO EquityCo, LLC owned 10% of the equity of Apidos CDO I and 10% of the equity of Apidos CLO VIII, Ltd ("Apidos CLO VIII"), a Cayman Islands limited liability company and TRS.

•	RCC Residential, a TRS directly owned by the Company, is a Delaware corporation which owns 100% of the following entities:

◦	Primary Capital Mortgage, LLC ("PCM"), (formerly known as Primary Capital Advisors, LLC), a limited liability company that originates and services residential mortgage loans.

◦	RCM Global Manager, LLC ("RCM Global Manager"), a Delaware limited liability company, owns 28.6% of the following entity:

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

▪
RCC Resi TRS, a TRS directly owned by the Company, is a Delaware corporation which was formed to hold strategic residential mortgage positions which could not be held by RCC Resi Portfolio. RCC Resi TRS also owns 100% of the equity, unless otherwise stated, in the following:

◦	RCC Residential Depositor, LLC ("RCC Resi Depositor"), a Delaware limited liability company, owns 100% of the following entity:

▪
RCC Residential Acquisition, LLC ("RCC Resi Acquisition"), a Delaware limited liability company, which was formed to purchase residential mortgage loans from PCM and transfer the assets to RCC Opportunities Trust ("RCC Opp Trust").

(Back to Index)

(Back to Index)

RESOURCE CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
SEPTEMBER 30, 2016
(unaudited)

*	RCC Opp Trust, a Delaware statutory trust, which was formed to hold a portfolio of residential mortgage loans, available-for-sale.

◦
Resource TRS III, LLC, formerly Resource TRS III, Inc. ("Resource TRS III"), a TRS directly owned by the Company, held the Company’s interests in a bank loan CDO originated by the Company.  Resource TRS III previously owned 33% of the equity of Apidos CLO VIII, which was liquidated in October 2013.

◦
Resource TRS IV, LLC, formerly Resource TRS IV, Inc. ("Resource TRS IV"), a TRS directly owned by the Company, held the Company's equity investment in hotel condominium units acquired in conjunction with a loan foreclosure. The hotel condominium units were sold in April 2014.

◦
Resource TRS V, LLC, formerly Resource TRS V, Inc., ("Resource TRS V"), a TRS directly owned by the Company, held the Company's equity investment in a held for sale condominium complex. All of the condominium units were sold as of December 31, 2013.

◦	Long Term Care Conversion Funding ("LTCC Funding"), a New York limited liability company, which provides funding through a financing facility to fund the acquisition of life settlement contracts.

◦
Life Care Funding, LLC ("LCF"), a New York limited liability company, is a joint venture between RCC Resi TRS, which owns a 70.9% equity interest, and Life Care Funding Group Partners. LCF was established for the purpose of acquiring life settlement contracts.

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

◦	Resource TRS, LLC, a Delaware limited liability company, which holds a 25.8% investment in NEW NP, LLC.

◦
RCC TRS, LLC, formerly Resource TRS, Inc. ("Resource TRS"), holds the Company’s equity investment in a leasing company and holds all of its investment securities, trading (through both direct and indirect investments in such securities). Resource TRS also owns equity in the following:

▪
NEW NP, LLC holds bank loan investments and the Company's self-originated middle market loans. Resource TRS owns 44.6% of the equity in NEW NP, LLC as of September 30, 2016. An additional 29.6% of the equity is owned by RCC Commercial. NEW NP, LLC owned 100% of Northport TRS, LLC, a Delaware limited liability company, which held middle market loans. NEW NP, LLC sold its interest in Northport TRS, LLC on August 4, 2016.

▪
Pelium Capital, a Delaware limited partnership, which holds investment securities, trading. Resource TRS owns 80.2% of the equity in Pelium Capital as of September 30, 2016. This entity was deconsolidated as of January 1, 2016 and the retained investment is now accounted for as an equity method investment (see Note 2).

◦
Resource Capital Asset Management ("RCAM"), a domestic limited liability company, which is entitled to collect senior, subordinated, and incentive fees related to one remaining CLO issuer to which it provides management services through CVC Credit Partners, L.P., formerly Apidos Capital Management ("ACM"), a subsidiary of CVC Capital Partners SICAV-FIS, S.A., a private equity firm ("CVC").  Resource America, Inc. owns a 24% interest in CVC Credit Partners, L.P., ("CVC Credit Partners").

(Back to Index)

(Back to Index)

RESOURCE CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
SEPTEMBER 30, 2016
(unaudited)

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
Cash and Cash Equivalents
Cash and cash equivalents include cash on hand and all highly liquid investments with original maturities of three months or less at the time of purchase. At September 30, 2016 and December 31, 2015, approximately $111.2 million and $74.3 million of the reported cash balances exceeded the Federal Deposit Insurance Corporation deposit insurance limit of $250,000 per institution, subjecting the Company to risk related to the uninsured balance. All of the Company's cash deposits are held at large, established financial institutions.
Income Taxes
Due to changes in management’s focus regarding the non-CRE businesses, the Company determined that it no longer expects to have sufficient forecasted taxable income to completely realize the tax benefits of the gross deferred tax asset of $56.5 million (tax effected $21.9 million) as of September 30, 2016. The Company believes it will be able to utilize up to $15.4 million of the gross deferred tax asset prior to its expiration. Therefore, a gross valuation allowance of $41.1 million (tax effected expense of $16.3 million) has been recorded against the deferred tax asset as of September 30, 2016. Management will continue to assess its estimate of the amount of deferred tax asset that the Company expects to utilize. The net income tax expense recorded during the quarter ended September 30, 2016 was $12.3 million which consists of $4.0 million of tax benefits attributable to operating loss incurred during the quarter and a $16.3 million valuation allowance.
Recent Accounting Standards
In August 2016, the FASB issued new guidance to reduce the diversity in practice around the presentation and classification of certain cash receipts and cash payments in the statement of cash flows. The guidance addresses the following eight specific cash flow issues : debt prepayments or extinguishment costs; contingent consideration payments made after a business combination; proceeds from the settlement of insurance claims; proceeds from the settlement of corporate-owned life insurance policies (including bank-owned life insurance policies); settlement of zero-coupon debt instruments or other debt instruments with insignificant coupon rates; distributions received from equity method investees; beneficial interests in securitization transactions; and separately identifiable cash flows and application of the predominance principle. The guidance is effective for annual reporting periods beginning after December 15, 2017, and interim periods within that reporting period. Early adoption is permitted. The Company is in the process of evaluating the impact of this new guidance.
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
SEPTEMBER 30, 2016
(unaudited)

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
SEPTEMBER 30, 2016
(unaudited)

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
On January 1, 2016, the Company adopted the above guidance as required.  As a result of its re-evaluation, the Company determined it was no longer the primary beneficiary of the following VIEs and, therefore, they were deconsolidated: RREF CDO 2006-1, RREF CDO 2007-1, Apidos Cinco CDO, Pelium Capital, and RCM Global.  As a result of these deconsolidations, the Company no longer reflects the underlying collateral (loans and securities) of those VIEs in its consolidated financial statements. Instead, the Company prospectively reflects in its consolidated balance sheet, its direct investments (the "retained investments") in the issued and outstanding securities of those VIEs. The Company's retained investments in RREF CDO 2006-1, RREF CDO 2007-1, Apidos Cinco CDO are now accounted for as investment securities, available-for-sale and, as a result, are marked-to-market while the Company's retained investments in Pelium Capital and RCM Global are accounted for as equity method investments. The Company has elected to retrospectively reflect the deconsolidation of these entities on a modified basis, which resulted in a reduction to the beginning balance of retained earnings as of January 1, 2016, of $16.9 million.  The reduction to retained earnings represents the effect of marking the investments to market value as of the date of the adoption.
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

LIABILITIES:
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
SEPTEMBER 30, 2016
(unaudited)

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
In August 2014, the FASB issued guidance that provides for the election of a measurement alternative when a reporting entity determines that it is the primary beneficiary of a collateralized financing entity and, hence, is required to consolidate that collateralized financing entity. The measurement alternative allows a qualifying consolidated collateralized financing entity to use the more observable of the fair value of the financial assets or the fair value of the financial liabilities adjusted by the carrying amount of non-financial assets and the fair value of any beneficial interests retained by the reporting entity (including those beneficial interests that represent compensation for services). Alternatively, if the measurement alternative is not elected for a qualifying consolidated collateralized financing entity, this guidance requires that the financial assets and financial liabilities be measured in accordance with ASC Topic 820, and that any difference in the fair value of the financial assets and the fair value of the financial liabilities be reflected in earnings and attributed to the reporting entity in the consolidated statement of operations. This guidance was effective for public business entities for annual periods, and interim periods within those annual periods, beginning after December 15, 2015. Adoption did not have a material impact on the Company's consolidated financial statements.
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
Consolidated VIEs (the Company is the primary beneficiary)
Based on management’s analysis, the Company is the primary beneficiary of seven VIEs at September 30, 2016: Apidos CDO I, Apidos CDO III, Whitney CLO I, RCC CRE Notes 2013, RCC 2014-CRE2, RCC 2015-CRE3 and RCC 2015-CRE4 (collectively

(Back to Index)

(Back to Index)

RESOURCE CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
SEPTEMBER 30, 2016
(unaudited)

the "Consolidated VIEs"). The Consolidated VIEs were formed on behalf of the Company to invest in real estate-related securities, CMBS, property available-for-sale, bank loans, corporate bonds and asset-backed securities and were financed by the issuance of debt securities. The Manager manages the commercial real estate-related entities on behalf of the Company, and CVC Credit Partners manages the commercial finance-related entities on behalf of the Company. By financing these assets with long-term borrowings through the issuance of bonds, the Company seeks to generate attractive risk-adjusted equity returns and to match the term of its assets and liabilities. The primary beneficiary determination for each of these VIEs was made at each VIE’s inception and is continually assessed. All of the Company's VIEs were reevaluated under the revised consolidation model effective for the Company on January 1, 2016 (see Note 2).
As of December 31, 2015, the Company was the primary beneficiary of thirteen VIEs: Apidos CDO I, Apidos CDO III, Apidos Cinco CDO, Apidos CLO VIII, RREF CDO 2006-1, RREF CDO 2007-1, Whitney CLO I, RCC CRE Notes 2013, RCC 2014-CRE2, RCC 2015-CRE3, RCC 2015-CRE4, Moselle CLO and RCM Global (collectively, the "Consolidated VIEs at December 31, 2015"). In performing the primary beneficiary analysis for the Consolidated VIEs at December 31, 2015, it was determined that the parties that have the power to direct the activities that are most significant to each of these VIEs and that had the right to receive benefits or the obligation to absorb losses that could potentially be significant to these VIEs, were a related-party group. It was then determined that the Company was the party within that group that was more closely associated with each such VIE considering the design of the VIE, the principal-agency relationship between the Company and other members of the related-party group, and the relationship and significance of the activities of the VIE to the Company compared to the other members of the related-party group. Apidos CDO I, Apidos CDO III, Apidos Cinco CDO, Apidos CLO VIII, RREF CDO 2006-1, RREF CDO 2007-1, RCC CRE Notes 2013, RCC 2014-CRE2, RCC 2015-CRE3 and RCC 2015-CRE4 were formed on behalf of the Company to invest in real estate-related securities, CMBS, property available-for-sale, bank loans, corporate bonds and asset-backed securities and were financed by the issuance of debt securities. The Manager manages the commercial real estate-related entities on behalf of the Company, and CVC Credit Partners manages the commercial finance-related entities on behalf of the Company. The primary beneficiary determination for each of these VIEs was made at each VIE’s inception and is continually assessed.
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

(Back to Index)

(Back to Index)

RESOURCE CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
SEPTEMBER 30, 2016
(unaudited)

The creditors of the Company’s seven consolidated VIEs have no recourse to the general credit of the Company. During the three and nine months ended September 30, 2016, the Company provided no financial support to any of its VIEs nor does it have any requirement to do so, although it may choose to do so in the future to maximize future cash flows on such investments by the Company. There are no explicit arrangements that obligate the Company to provide financial support to any of its consolidated VIEs.
The following table shows the classification and carrying value of assets and liabilities of the Company's consolidated VIEs as of September 30, 2016 (in thousands):

	Apidos I	Apidos III	Whitney CLO I	RCC CRE Notes 2013	RCC 2014-CRE2	RCC 2015-CRE3	RCC 2015-CRE4	Total
ASSETS
Restricted cash (1)	$280	$153	$153	$—	$—	$2,000	$2,887	$5,473
Loans held for investment	—	—	—	26,605	255,744	258,881	260,512	801,742
Interest receivable	—	—	—	292	1,003	1,117	977	3,389
Prepaid assets	—	—	—	6	5	5	5	21
Principal paydown receivable	—	—	—	36,600	—	8,000	—	44,600
Other assets	—	—	—	208	—	45	—	253
Total assets (2)	$280	$153	$153	$63,711	$256,752	$270,048	$264,381	$855,478

LIABILITIES
Borrowings	$—	$—	$—	$16,179	$135,857	$203,482	$173,453	$528,971
Accrued interest expense	—	—	—	25	107	209	159	500
Accounts payable and other liabilities	—	—	—	33	10	53	51	147
Total liabilities	$—	$—	$—	$16,237	$135,974	$203,744	$173,663	$529,618

(1)    Includes $2.9 million designated to fund future commitments on specific commercial real estate loans in certain of the securitizations.
(2)    Assets of each of the consolidated VIEs may only be used to settle the obligations of each respective VIE.

Unconsolidated VIEs (the Company is not the primary beneficiary, but has a variable interest)
Based on management’s analysis, the Company is not the primary beneficiary of the VIEs discussed below since it does not have both (i) the power to direct the activities that most significantly impact the VIE’s economic performance and (ii) the obligation to absorb the losses of the VIE or the right to receive the benefits from the VIE, which could be significant to the VIE. Accordingly, the following VIEs are not consolidated in the Company’s financial statements as of September 30, 2016. The Company’s maximum exposure to risk for each of these unconsolidated VIEs is set forth in the “Maximum Exposure to Loss” column in the table below.

RREF CDO 2006-1, RREF CDO 2007-1 and Apidos Cinco CDO
RREF CDO 2006-1, RREF CDO 2007-1 and Apidos Cinco CDO were formed on behalf of the Company to invest in real estate-related securities, CMBS, property available-for-sale, bank loans, corporate bonds and asset-backed securities and were financed by the issuance of debt securities. The Manager manages the commercial real estate-related entities on behalf of the Company, and CVC Credit Partners manages the commercial finance-related entities on behalf of the Company. By financing these assets with long-term borrowings through the issuance of bonds, the Company seeks to generate attractive risk-adjusted equity returns and to match the term of its assets and liabilities. The primary beneficiary determination for each of these VIEs was made at each VIE’s inception and is continually assessed. On January 1, 2016, the Company adopted the amendments to the consolidation guidance as outlined in Note 2. As a result of its evaluation, the Company determined that it was no longer the primary beneficiary of these VIEs as its investments in these vehicles do not provide the Company with a controlling financial interest. As a results of its evaluation, these investments were deconsolidated. At deconsolidation, the Company recorded its investments in RREF CDO 2006-1, RREF CDO 2007-1 and Apidos Cinco CDO at fair value and accounts for these investments as investment securities available-for-sale in its consolidated financial statements. On April 25, 2016, the Company called and liquidated its investment in RREF CDO 2006-1 and, in exchange for the Company's interest in RREF CDO 2006-1, the Company distributed the remaining assets of $65.6 million at fair value after paying off the CDO debt owed to third parties of $7.5 million. The Company recognized a gain of approximately $846,000 as a result of this transaction. On September 28, 2016, Apidos Cinco CDO’s trustee issued a notice to call the CDO.

(Back to Index)

(Back to Index)

RESOURCE CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
SEPTEMBER 30, 2016
(unaudited)

RCM Global, LLC

On July 9, 2014, RCC Residential, together with Resource America and certain Resource America employees, acquired through RCM Global a portfolio of securities from JP Morgan for $23.5 million.  The portfolio is managed by Resource America. RCC Residential contributed $15.0 million for a 63.8% membership interest. Each of the members of RCM Global is allocated revenues and expenses of RCM Global in accordance with his or her membership interest. RCM Global was determined to be a VIE based on the equity holders' inability to direct the activities that are most significant to the entity. On January 1, 2016, the Company adopted the amendments to the consolidation guidance as outlined in Note 2. Upon adoption, the Company reevaluated its variable interest in RCM Global and determined it would not be the primary beneficiary of RCM Global, as its investment in the limited liability company does not provide the Company with a controlling financial interest. As a result of its evaluation, the Company deconsolidated its investment in RCM Global. As of January 1, 2016, the Company accounted for its investment in RCM Global as an investment in an unconsolidated entity in its consolidated financial statements. As of September 30, 2016, the Company holds a 28.6% interest in RCM Global.

Pelium Capital

In September 2014, the Company contributed $17.5 million to Pelium Capital for an initial ownership interest of 80.4%. Pelium Capital is a specialized credit opportunity fund managed by Resource America. The Company funded its final commitment of $2.5 million, as of February 1, 2015. The Company will receive 10% of the carried interest in the partnership for the first five years which can increase its interest to 20% if the Company's capital contributions aggregate $40.0 million. Resource America contributed cash of $2.8 million to the formation of Pelium Capital. At December 31, 2015, Pelium Capital was accounted for as a consolidated voting interest subsidiary. On January 1, 2016, the Company adopted the amendments to the consolidation guidance as outlined in Note 2. Upon adoption, the Company reevaluated its interest in Pelium Capital and determined that although it now possessed a variable interest in Pelium Capital, it would not be the primary beneficiary of Pelium Capital, as its investment in the limited liability company does not provide the Company with a controlling financial interest. As a result of its reevaluation, the Company deconsolidated its investment in Pelium Capital on January 1, 2016, and accounted for its investment in Pelium Capital as an investment in an unconsolidated entity in its consolidated financial statements. As of September 30, 2016, the Company holds an 80.2% interest in Pelium Capital.
Pearlmark Mezzanine Realty Partners IV, L.P.
On June 24, 2015, the Company committed up to $50.0 million in Pearlmark Mezzanine Realty Partners IV, L.P. ("Pearlmark Mezz"), a Delaware limited partnership created to acquire and manage financial interests in commercial real estate property. The contractual fund manager of the fund is Pearlmark Real Estate LLC ("Pearlmark"), a Delaware limited liability company that is 50% owned by Resource America. The Company determined it possessed a variable interest Pearlmark Mezz, however, it would not be the primary beneficiary of Pearlmark Mezz, as its investment in the limited liability company does not provide the Company with a controlling financial interest. The Company will pay Pearlmark Mezz management fees of 1.0% on the unfunded committed capital and 1.5% on the invested capital. The Company is entitled to a management fee rebate of 25% for the first year of the fund. As of September 30, 2016, the Company has an investment balance of $16.8 million and a 47.7% ownership interest in the fund.
LEAF Commercial Capital, Inc.
On November 16, 2011, the Company together with LEAF Financial, Inc. ("LEAF Financial"), a subsidiary of Resource America, and LEAF Commercial Capital, Inc. (“LCC”), another subsidiary of Resource America, entered into a stock purchase agreement and related agreements (collectively the “SPA”) with Eos Partners, L.P., a private investment firm, and its affiliates (“Eos”). In exchange for its prior interests in its lease related investments, the Company received 31,341 shares of Series A Preferred Stock (the "Series A Preferred Stock"), 4,872 shares of newly issued 8% Series B Redeemable Preferred Stock (the "Series B Preferred Stock") and 2,364 shares of newly issued Series D Redeemable Preferred Stock (the "Series D Preferred Stock"), collectively representing, on a fully-diluted basis, assuming conversion, a 26.7% interest in LCC. At the time of investment, the Company’s investment in LCC was valued at $36.3 million based on a third-party valuation.  During 2013, the Company entered into a third stock purchase agreement with LCC to purchase 3,682 shares of newly issued Series A-1 Preferred Stock (the "Series A-1 Preferred Stock") for $3.7 million and 4,445 shares of newly issued Series E Preferred Stock (the "Series E Preferred Stock") for $4.4 million. The Series E Preferred Stock expired and the Company was issued additional Series A-1 Preferred Stock in exchange for its investment in the Series E Preferred Stock. The Company's fully-diluted interest in LCC, assuming conversion, was 29.0% at September 30, 2016. The Company’s investment in LCC was recorded at $44.8 million and $42.0 million as of September 30, 2016 and December 31, 2015, respectively. The Company determined that it is not the primary beneficiary of LCC because it does not participate in any management or portfolio decisions, holds only two of six board positions, and only controls 29.0% of the voting rights in the entity. Furthermore, Eos holds consent rights with

(Back to Index)

(Back to Index)

RESOURCE CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
SEPTEMBER 30, 2016
(unaudited)

respect to significant LCC actions, including the incurrence of indebtedness, consummation of a sale of the entity, liquidation or initiating a public offering (see Note 17).
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
Resource Capital Asset Management CLOs
In February 2011, the Company purchased a company that managed bank loan assets through five CLOs. As a result, the Company became entitled to collect senior, subordinated and incentive management fees from these CLOs. The purchase price of $22.5 million resulted in an intangible asset that was allocated to each of the five CLOs and is amortized over the expected life of each CLO. The unamortized balance of the intangible asset was $512,000 and $5.3 million at September 30, 2016 and December 31, 2015, respectively. The Company recognized fee income of $553,000 and $1.5 million for the three and nine months ended September 30, 2016, respectively. The Company recognized fee income of $791,000 and $2.7 million for the three and nine months ended September 30, 2015, respectively. With respect to four of these CLOs, the Company determined that it does not hold a controlling financial interest and, therefore, is not the primary beneficiary. One of the CLOs was liquidated in February 2013. In January 2016, a second RCAM-managed CLO was called and $2.4 million of impairment, on a pre-tax basis, was recorded in depreciation and amortization on the Company's consolidated statements of operations on the related intangible asset, as of December 31, 2015. In September 2016, the third RCAM-managed CLO was called and $1.5 million of impairment, on a pre-tax basis, was recorded in impairment losses on the Company's consolidated statements of operations on the related intangible asset, during the three months ended September, 30 2016. In September 2016, the Company recorded impairment on the one remaining CLO of $2.2 million, on a pre-tax basis, on the related intangible asset on which the Company anticipates redemption in early 2017.
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
Investment in ZAIS
In February 2015, the Company made an investment in ZAIS CLO 4 Limited, an offshore financing vehicle created to acquire and warehouse syndicated bank loans, through its wholly-owned, indirect subsidiary ZAIS and through its unconsolidated subsidiary Pelium Capital together with a Resource America employee. The Company, through ZAIS and Pelium Capital, committed to invest $10.0 million and $3.0 million, respectively, during the vehicle's warehousing period. The warehouse credit facility closed on May 5, 2016, at which time, Resource TRS III purchased a beneficial interest in ZAIS CLO 4. The vehicle is managed by ZAIS Leveraged Loan Manager 4, LLC (the “Collateral Manager”), an entity unrelated to the Company or to Pelium Capital, and such collateral management activities were determined to be the activities that most significantly impacted the economic performance of the entity. The Collateral Manager can be replaced either for cause by the entity’s administrative agent if there is an event of default or by a unanimous vote of the entity’s equity investors, excluding any preference shares held by the Collateral Manager or its affiliates. Although the Company has an investment in the entity that is potentially significant, because it was determined that the Company did not have

(Back to Index)

(Back to Index)

RESOURCE CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
SEPTEMBER 30, 2016
(unaudited)

the ability to kick out the collateral manager, the Company was not determined to be the primary beneficiary and, hence, not required to consolidate ZAIS CLO 4. As of September 30, 2016, the Company had a beneficial interest of $10.6 million in ZAIS CLO 4. The Company accounts for its investment in ZAIS CLO 4 as an investment security available-for-sale in its consolidated financial statements.
Investments in the Harvest CLO Securities
In September 2013 and March 2014, the Company made investments in Harvest CLO VII Limited and Harvest CLO VIII Limited (collectively, the “Harvest Securities”), respectively, offshore limited liability companies created to acquire syndicated bank loans and issue collateral loan obligations, through its wholly-owned, direct subsidiary Commercial II.  The Harvest Securities are managed by 3i Debt Management Investments Limited (the “Portfolio Manager”), an entity unrelated to the Company, and such collateral management activities were determined to be the activities that most significantly impacted the economic performance of the entity.  The Portfolio Manager can be replaced only for cause by the Harvest Securities’ trustee.  Although the Company has investments in the Harvest Securities that are potentially significant, because it was determined that the Company did not have the ability to unilaterally kick out the Portfolio Manager, the Company was not determined to be the primary beneficiary and, hence, not required to consolidate the Harvest Securities. As of September 30, 2016, the Company had investments of $4.4 million in Harvest CLO VII Limited and $5.2 million in Harvest CLO VIII Limited. The Company accounts for its investments in the Harvest Securities as investment securities available-for-sale in its consolidated financial statements.
Investment in Harvest CLO XV Designated Activity Company
In September 2015, the Company made an investment in Harvest CLO XV Designated Activity Company ("Harvest XV"), an offshore financing vehicle created to acquire and warehouse syndicated bank loans, through its wholly-owned, direct subsidiary Commercial II. In May 2016, the warehouse closed and the Company invested in Harvest CLO XV DAC ("Harvest CLO XV"). The CLO is managed by the Portfolio Manager, and such collateral management activities were determined to be the activities that most significantly impacted the economic performance of the entity. The Portfolio Manager can be replaced only for cause by the entity’s administrative agent. Although the Company has an investment in the entity that is potentially significant, because it was determined that the Company did not have the ability to unilaterally kick out the collateral manager, the Company was not determined to be the primary beneficiary and, hence, not required to consolidate Harvest CLO XV. As of September 30, 2016, the Company's investment in Harvest CLO XV is $14.0 million. The Company accounts for its investment in Harvest CLO XV as an investment security available-for-sale in its consolidated financial statements.
The following table shows the classification, carrying value and maximum exposure to loss with respect to the Company’s unconsolidated VIEs as of September 30, 2016 (in thousands):

	Unconsolidated Variable Interest Entities
	LCC	Unsecured Junior Subordinated Debentures	RCAM Managed CDOs	Investment in ZAIS CLO	Investment in Harvest CLOs	RREF CDO 2007-1	Apidos Cinco CDO	RCM Global LLC	Pelium Capital	Pearlmark Mezz	Total	Maximum Exposure to Loss
Investments in unconsolidated entities	$44,777	$1,548	$—	$—	$—	$—	$—	$306	$24,767	$16,751	$88,149	$88,149
Investment securities, available-for-sale	—	—	—	10,619	23,590	94,353	20,012	—	—	—	148,574	$148,574
Intangible assets	—	—	512	—	—	—	—	—	—	—	512	$512
Total assets	44,777	1,548	512	10,619	23,590	94,353	20,012	306	24,767	16,751	237,235

Borrowings	—	51,548	—		—	—	—	—	—	—	51,548	N/A
Total liabilities	—	51,548	—		—	—	—	—	—	—	51,548	N/A
Net asset (liability)	$44,777	$(50,000)	$512	$10,619	$23,590	$94,353	$20,012	$306	$24,767	$16,751	$185,687	N/A
As of September 30, 2016, there were no explicit arrangements or implicit variable interests that could require the Company to provide financial support to any of its unconsolidated VIEs.

(Back to Index)

(Back to Index)

RESOURCE CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
SEPTEMBER 30, 2016
(unaudited)

NOTE 4 - SUPPLEMENTAL CASH FLOW INFORMATION
Supplemental disclosure of cash flow information is summarized for the periods indicated (in thousands):

	For the Nine Months Ended
	September 30,
	2016	2015
Non-cash operating activities include the following:
Reclassification of linked transactions, net at fair value to investment securities available-for-sale, pledged as collateral, at fair value and borrowings (1)	$—	$15,367
Interest expense paid by third party (2)	$(107)	$—
Operating liabilities assumed by third party (2)	$(192)	$—

Non-cash investing activities include the following:
Reclassification of linked transactions, net at fair value to investment securities available-for-sale, pledged as collateral, at fair value (1)	$—	$48,764
Retained beneficial interest in unconsolidated securitization entities	$(22,476)	$—
Loans acquired through collateralized debt obligation liquidation	$(44,893)	$—
Securities acquired through collateralized debt obligation liquidation	$(20,837)	$—

Non-cash financing activities include the following:
Distributions on common stock accrued but not paid	$13,012	$20,667
Distributions on preferred stock accrued but not paid	$4,010	$4,077
Reclassification of linked transactions, net at fair value to borrowings (1)	$—	$33,397
Senior secured revolving credit facility assumed by third party (2)	$(122,000)	$—
Senior secured revolving credit facility paid down by third party (2)	$(22,000)	$—

(1)
As a result of an accounting standards update adopted on January 1, 2015, the Company unlinked its previously linked transactions, resulting in non-cash increases in both its investment securities available-for-sale, pledged as collateral, at fair value and related repurchase agreements borrowings balances.

(2)
On August 4, 2016, the Company completed the sale of Northport TRS, LLC. The Purchaser assumed $122.0 million and paid down $22.0 million of principal and $107,000 of interest expense on the Company’s behalf of the senior secured revolving credit agreement. The Purchaser assumed $192,000 of accounts payable and accrued legal fees recorded to complete the sale. See Note 7.

NOTE 5 - INVESTMENT SECURITIES, TRADING
Structured notes are CLO debt securities collateralized by syndicated bank loans, and RMBS is a type of mortgage-backed debt obligation whose cash flows come from residential mortgage debt. The following table summarizes the Company's structured notes and RMBS that are classified as investment securities, trading and carried at fair value (in thousands):

	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
As of September 30, 2016:
Structured notes	$5,914	$419	$(2,586)	$3,747
Total	$5,914	$419	$(2,586)	$3,747

As of December 31, 2015:
Structured notes	$28,576	$1,674	$(4,700)	$25,550
RMBS	1,896	—	(1,896)	—
Total	$30,472	$1,674	$(6,596)	$25,550

(Back to Index)

(Back to Index)

RESOURCE CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
SEPTEMBER 30, 2016
(unaudited)

As a result of updated accounting guidance, effective January 1, 2016 (see Note 2), the Company deconsolidated all of the assets of Pelium Capital, resulting in the removal of $21.9 million of investment securities, trading from its balance sheet, which is the primary cause of the decrease of securities during the period. The Company sold no investment securities during the three and nine months ended September 30, 2016. The Company sold nine and 19 investment securities during the three and nine months ended September 30, 2015 for a net realized gain of approximately $750,000 and $1.4 million, respectively. The Company held six and 56 investment securities, trading as of September 30, 2016 and December 31, 2015, respectively.
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

	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value(1)
As of September 30, 2016:
ABS	$149,320	$3,975	$(149)	$153,146
CMBS	82,595	477	(1,311)	81,761
RMBS	1,624	174	—	1,798
Total	$233,539	$4,626	$(1,460)	$236,705

As of December 31, 2015:
ABS	$41,994	$3,218	$(998)	$44,214
CMBS	158,584	2,631	(1,791)	159,424
RMBS	2,156	122	(88)	2,190
Corporate bonds	2,422	—	(162)	2,260
Total	$205,156	$5,971	$(3,039)	$208,088

(1)	As of September 30, 2016 and December 31, 2015, $82.1 million and $162.3 million, respectively, of investment securities available-for-sale were pledged as collateral under related financings.
As a result of updated accounting guidance, effective January 1, 2016 (see Note 2), the Company deconsolidated all of the assets of RREF CDO 2006-1, RREF CDO 2007-1 and Apidos Cinco CDO, resulting in the removal of $364.6 million of loans, pledged as collateral from its balance sheet. These investments are now recorded as investment securities available-for-sale.

(Back to Index)

(Back to Index)

RESOURCE CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
SEPTEMBER 30, 2016
(unaudited)

The following table summarizes the estimated maturities of the Company’s CMBS, RMBS, ABS and corporate bonds according to their estimated weighted average life classifications (in thousands, except percentages):

Weighted Average Life	Fair Value		Amortized Cost	Weighted Average Coupon
As of September 30, 2016:
Less than one year	$178,357	(1)	$179,516	6.29%
Greater than one year and less than five years	15,886		15,489	4.27%
Greater than five years and less than ten years	25,289		22,477	9.98%
Greater than ten years	17,173		16,057	8.74%
Total	$236,705		$233,539	6.68%

As of December 31, 2015:
Less than one year	$117,221	(1)	$118,215	7.13%
Greater than one year and less than five years	71,370		68,808	5.31%
Greater than five years and less than ten years	12,382		11,271	10.45%
Greater than ten years	7,115		6,862	16.85%
Total	$208,088		$205,156	7.03%

(1)	The Company expects that the maturity dates of these CMBS and ABS will either be extended or that they will be paid in full.
At September 30, 2016, the contractual maturities of the CMBS investment securities available-for-sale range from October 2016 to December 2022.  The contractual maturity date of RMBS investment securities available-for-sale is June 2029. The contractual maturities of the ABS investment securities available-for-sale range from November 2016 to September 2046.
The following table shows the fair value, gross unrealized losses and number of securities aggregated by investment category and length of time, for those individual investment securities available-for-sale that have been in a continuous unrealized loss position during the periods specified (in thousands, except number of securities):

	Less than 12 Months			More than 12 Months			Total
	Fair Value	Unrealized Losses	Number of Securities	Fair Value	Unrealized Losses	Number of Securities	Fair Value	Unrealized Losses	Number of Securities
As of September 30, 2016:
ABS	$1,066	$(147)	2	$40	$(2)	1	$1,106	$(149)	3
CMBS	37,798	(950)	17	13,937	(361)	5	51,735	(1,311)	22
RMBS	—	—	—	—	—	—	—	—	—
Total temporarily impaired securities	$38,864	$(1,097)	19	$13,977	$(363)	6	$52,841	$(1,460)	25

As of December 31, 2015:
ABS	$2,330	$(824)	5	$668	$(174)	5	$2,998	$(998)	10
CMBS	79,570	(849)	31	13,783	(942)	15	93,353	(1,791)	46
RMBS	1,157	(88)	2	—	—	—	1,157	(88)	2
Corporate bonds	65	(18)	1	1,327	(144)	1	1,392	(162)	2
Total temporarily impaired securities	$83,122	$(1,779)	39	$15,778	$(1,260)	21	$98,900	$(3,039)	60
The unrealized losses in the above table are considered to be temporary impairments due to market factors and are not reflective of credit deterioration.

(Back to Index)

(Back to Index)

RESOURCE CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
SEPTEMBER 30, 2016
(unaudited)

During the three and nine months ended September 30, 2016, the Company recognized $21.6 million of other-than-temporary impairment on its investment securities available-for-sale.
Of this amount, $20.7 million relates to the Company’s previously consolidated CRE CDO, RREF 2007-1, which is classified as an investment security available-for-sale. The Company’s security interest in the vehicle is supported by 12 CMBS securities and seven CRE loans. As part of the Company's ongoing credit evaluation of its investment securities, third-party appraisals were obtained on six of the seven remaining legacy CRE loans, which are part of the asset pool of the vehicle. The remaining loan was under an agreement of sale. As a result of having the properties supporting the loans appraised, two of the CRE loans in the vehicle were determined to have cost bases in excess of their expected cash flows, as a result of the updated appraisals, causing a collective impairment charge to the cash flows of the vehicle of $20.7 million. The impairment charge on the security reflects the credit impact to the fair value of the security given the results of the updated appraisals and reduces the Company's cost basis in the security permanently. The impairment charge was calculated by comparing the previous projected cash flows of the security to the revised cash flows including the results of the updated appraisals.
The Company recorded other-than-temporary impairment of $241,000 on three positions classified as securities available-for-sale, RMBS during the three and nine months ended September 30, 2016 after it was determined the Company would not be able to recover the full cost basis of these positions due to declines in the future projected cash flows of the securities.
One CMBS position classified as a security available for sale with a par balance of $4.0 million was identified as a position the Company would be required to sell before it could recover its cost basis in the security. As such, the Company recorded the difference between its amortized cost basis and the estimated fair value. Other-than-temporary impairment of $732,000 was recognized during the three and nine months ended September 30, 2016, as a result of the anticipated sale of this security.
During the three and nine months ended September 30, 2015, the Company recognized no other-than-temporary impairment on its investment securities available-for-sale.
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
There were no sales or redemptions during the three and nine months ended September 30, 2016.

(Back to Index)

(Back to Index)

RESOURCE CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
SEPTEMBER 30, 2016
(unaudited)

NOTE 7 - LOANS
The following is a summary of the Company’s loans (in thousands):

Loan Description	Principal	Unamortized (Discount) Premium, net (1)	Carrying Value (2) (3)
As of September 30, 2016:
CRE whole loans	$1,367,998	$(6,815)	$1,361,183
Mezzanine loans (5)	—	—	—
Middle market loans	51,850	(311)	51,539
Residential mortgage loans, held for investment	3,292	—	3,292
Subtotal loans before allowance	1,423,140	(7,126)	1,416,014
Allowance for loan loss	(9,433)	—	(9,433)
Total loans held for investment, net of allowance	1,413,707	(7,126)	1,406,581
Middle market loans held for sale	7,182	—	7,182
Residential mortgage loans held for sale, at fair value (4)	190,433	—	190,433
Total loans held for sale	197,615	—	197,615
Total loans, net	$1,611,322	$(7,126)	$1,604,196

As of December 31, 2015:
Commercial real estate loans:
Whole loans	$1,640,744	$(9,943)	$1,630,801
B notes	15,934	—	15,934
Mezzanine loans	45,368	4	45,372
Total commercial real estate loans	1,702,046	(9,939)	1,692,107
Bank loans	134,890	(373)	134,517
Middle market loans	380,687	(1,235)	379,452
Residential mortgage loans, held for investment	1,746	—	1,746
Subtotal loans before allowance	2,219,369	(11,547)	2,207,822
Allowance for loan loss	(47,071)	—	(47,071)
Total loans held for investment, net of allowance	2,172,298	(11,547)	2,160,751
Bank loans held for sale	1,475	—	1,475
Residential mortgage loans held for sale, at fair value (4)	94,471	—	94,471
Total loans held for sale	95,946	—	95,946
Total loans, net	$2,268,244	$(11,547)	$2,256,697

(1)
Amounts include deferred amendment fees of $12,000 being amortized over the life of the loans as of September 30, 2016. Amounts include deferred amendment fees of $42,000 and deferred upfront fees of $12,000 being amortized over the life of the loans as of December 31, 2015.  Amounts also include loan origination fees of $6.7 million and $9.9 million as of September 30, 2016 and December 31, 2015, respectively.

(2)
As a result of the consolidation guidance adopted January 1, 2016, the Company deconsolidated loans held for investment in the amount of $271.8 million of its CRE loans and $134.5 million of its bank loans and the related allowance for loan losses of $41.7 million (see Note 2).

(3)	Substantially all loans are pledged as collateral under various borrowings as of September 30, 2016 and December 31, 2015, respectively.

(4)	Amortized cost approximates fair value.

(5)
As a result of RREF CDO 2006-1 being called and liquidated on April 25, 2016, a mezzanine loan with a par value of $28.8 million was acquired as part of the liquidation proceeds and is reflected on the Company's balance sheet at a fair value of zero as of September 30, 2016.

(Back to Index)

(Back to Index)

RESOURCE CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
SEPTEMBER 30, 2016
(unaudited)

Commercial Real Estate Loans
The following is a summary of the Company's commercial real estate loans held for investment (in thousands):

Description	Quantity	Amortized Cost	Contracted Interest Rates	Maturity Dates(3)
As of September 30, 2016:
Whole loans, floating rate (1) (3) (4) (5) (6) (7)	76	$1,361,183	LIBOR plus 2.50% to LIBOR plus 6.45%	January 2017 to October 2019
Mezzanine loans (10)	1	—	N/A	September 2021
Total (2) (9)	77	$1,361,183

As of December 31, 2015:
Whole loans, floating rate(1) (3) (4) (5) (6) (7)	87	$1,630,801	LIBOR plus 1.75% to LIBOR plus 12.00%	February 2016 to February 2019
B notes, fixed rate	1	15,934	8.68%	April 2016
Mezzanine loans, fixed rate (8)	2	45,372	9.01%	September 2016
Total (2)	90	$1,692,107

(1)
Whole loans had $67.3 million and $112.6 million in unfunded loan commitments as of September 30, 2016 and December 31, 2015, respectively.  These unfunded commitments are advanced as the borrowers formally request additional funding as permitted under the loan agreement and any necessary approvals have been obtained.

(2)	Totals do not include allowances for loan losses of $9.4 million and $41.8 million as of September 30, 2016 and December 31, 2015, respectively.

(3)	Maturity dates do not include possible extension options that may be available to the borrowers.

(4)
Includes two whole loans with a combined $11.2 million and $51.2 million senior component as of September 30, 2016 and December 31, 2015, respectively, that entered into modifications in 2016 and 2015 that resulted in a fixed rate of 0.50% as of September 30, 2016 and December 31, 2015, respectively (the difference of which was a result of the deconsolidation of RREF CDO 2006-1 and RREF CDO 2007-1 - see Note 2). The two loans were previously identified as troubled debt restructurings ("TDR's").

(5)	Includes four whole loans with a combined $4.5 million in mezzanine components that have interest rates ranging from 1.5% to 5.2% as of September 30, 2016 and December 31, 2015.

(6)	Includes a $799,000 junior mezzanine tranche of a whole loan that has a fixed rate of 10.0% as of September 30, 2016 and December 31, 2015.

(7)
Contracted interest rates do not include a whole loan with an amortized cost of $2.0 million and $32.5 million as of September 30, 2016 and December 31, 2015, respectively, that entered into modifications in 2016 and 2015 which reduced the floating rate spread to 1.00% as of September 30, 2016 and December 31, 2015, respectively (the difference of which was a result of the deconsolidation of RREF CDO 2007-1 - see Note 2). The loan was previously identified as a TDR.

(8)	Contracted interest rates and maturity dates do not include rates or maturity dates associated with one loan with an amortized cost of $38.1 million that was fully reserved as of June 30, 2015.

(9)
As a result of updated accounting guidance, effective January 1, 2016 (see Note 2), the Company deconsolidated all of the assets of RREF CDO 2006-1 and RREF CDO 2007-1, resulting in the removal of $271.8 million of loans pledged as collateral from its balance sheet.

(10)
As a result of RREF CDO 2006-1 being called and liquidated on April 25, 2016, a mezzanine loan with a par value of $28.8 million was acquired as part of the liquidation proceeds and is reflected on the Company's balance sheet at a fair value of zero at September 30, 2016. The mezzanine loan is comprised of two tranches, with maturity dates of November 2016 and September 2021.

(Back to Index)

(Back to Index)

RESOURCE CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
SEPTEMBER 30, 2016
(unaudited)

The following is a summary of maturity of the Company’s commercial real estate loans, at amortized cost (in thousands):

Description	2016	2017	2018 and Thereafter	Total
As of September 30, 2016:
Whole loans	$—	$44,770	$1,316,413	$1,361,183
Mezzanine loans (2)	—	—	—	—
Total (1)	$—	$44,770	$1,316,413	$1,361,183

As of December 31, 2015:	2016	2017	2018 and Thereafter	Total
B notes	$15,934	$—	$—	$15,934
Mezzanine loans	13,011	—	32,361	45,372
Whole loans	9,958	140,712	1,480,131	1,630,801
Total (1)	$38,903	$140,712	$1,512,492	$1,692,107

(1)	Contractual maturity of commercial real estate loans assumes full exercise of extension options available to borrowers.

(2)	The Company has one mezzanine loan with a par value of $28.8 million that was acquired at a fair value of zero as a result of the liquidation of RREF CDO 2006-1.
At September 30, 2016, approximately 30.4%, 24.3% and 7.2% of the Company's commercial real estate loan portfolio was concentrated in Texas, California, and Georgia, respectively. At December 31, 2015, approximately 28.7%, 26.8%, and 7.4% of the Company's commercial real estate loan portfolio was concentrated in California, Texas, and Georgia, respectively.
Bank Loans
The following table provides information as to the lien position and status of the Company's bank loans, at amortized cost (in thousands) prior to deconsolidation of Apidos Cinco CDO as of January 1, 2016 (see Note 2):

	Apidos I	Apidos Cinco	Total
As of December 31, 2015:
Loans held for investment:
First lien loans	$—	$131,281	$131,281
Second lien loans	—	1,692	1,692
Defaulted first lien loans	—	1,544	1,544
Defaulted second lien loans	—	—	—
Total	—	134,517	134,517
First lien loans held for sale at fair value	153	1,322	1,475
Total	$153	$135,839	$135,992
At September 30, 2016, the Company held no bank loans. At December 31, 2015, the Company’s bank loan portfolio, including loans held for sale, consisted of $134.7 million (net of allowance of $1.3 million) of floating rate loans, which bear interest rates ranging between the three month LIBOR plus 1.25% and the three month LIBOR plus 8% with maturity dates ranging from January 2016 to August 2021.

(Back to Index)

(Back to Index)

RESOURCE CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
SEPTEMBER 30, 2016
(unaudited)

The following is a summary of the weighted average maturity of the Company’s bank loans, at amortized cost and loans held-for-sale, at the lower of cost or market (in thousands):

December 31, 2015
Less than one year	$3,922
Greater than one year and less than five years	128,480
Five years or greater	3,590
Total	$135,992
At December 31, 2015, approximately 13.5%, 13.0% and 9.6% of the Company’s bank loan portfolio was concentrated in the collective industry grouping of automobile, diversified/conglomerate service and retail stores, respectively.
Middle Market Loans
The following table provides information as to the lien position and status of the Company's middle market loans, at carrying value (in thousands):

	September 30, 2016	December 31, 2015
First Lien	$—	$248,367
Second Lien	51,539	127,146
First lien loans held for sale, at fair value - defaulted	4,625	—
Second lien loans held for sale, at fair value	2,557	—
Total	$58,721	$375,513
On August 4, 2016, the Company completed the sale of Northport TRS, LLC to CVC Credit Partners and other third parties ("Purchaser") for $247.0 million. The transaction included substantially all of the direct origination middle market loans and one syndicated loan with a par balance of $257.3 million. The Purchaser assumed $122.0 million and paid down $22.0 million on the Company's behalf, of the senior secured revolving credit agreement, for net proceeds of approximately $104.2 million, including repayment of an intercompany loan. The Company retained the remaining broadly syndicated middle market loans and one direct origination middle market loan. See Note 4.
At September 30, 2016, the Company’s middle market loan portfolio consisted of $58.7 million of floating rate loans, which bear interest rates ranging between one or three month LIBOR plus 6.75% and one or three month LIBOR plus 9.00% with maturity dates ranging from December 2018 to July 2023.
At December 31, 2015, the Company’s middle market loan portfolio consisted of $375.5 million (net of allowance of $3.9 million) of floating rate loans, which bore interest ranging between one or three month LIBOR plus 6.25% and three month LIBOR plus 12.00% with maturity dates ranging from December 2016 to July 2023.
The following is a summary of the weighted average maturity of the Company’s middle market loans, at carrying value (in thousands):

	September 30, 2016	December 31, 2015
Less than one year	$—	$14,960
Greater than one year and less than five years	20,274	250,709
Five years or greater	38,447	109,844
Total	$58,721	$375,513
At September 30, 2016 approximately 17.8% of the Company's middle market loan portfolio was concentrated in the collective industry grouping of beverage, food and tobacco and 16.8% of the Company's middle market loan portfolio was concentrated in the collective industry grouping of healthcare, education, and childcare.

(Back to Index)

(Back to Index)

RESOURCE CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
SEPTEMBER 30, 2016
(unaudited)

At December 31, 2015, approximately 12.8% of the Company's middle market loan portfolio was concentrated in the collective industry grouping of diversified and conglomerate service and 12.4% of the Company's middle market loan portfolio was concentrated in the collective industry grouping of healthcare, education, and childcare.
Residential Mortgage Loans
The Company originates and services residential mortgage loans through its indirect wholly-owned subsidiary PCM. PCM is an approved seller/servicer for the Federal National Mortgage Association, the Federal Home Loan Mortgage Corporation and the Government National Mortgage Association and is licensed to originate loans insured by the Federal Housing Administration, the Department of Veterans Affairs and the United States Department of Agriculture. PCM is licensed to transact business in 41 states. In order to maintain its licenses and status as an approved seller/servicer, PCM must meet certain capital requirements. PCM was in compliance with those capital requirements as of September 30, 2016.
Residential mortgage loans held for sale, at fair value, consisted of $138.2 million and $52.2 million of agency-conforming and jumbo mortgage loans, respectively, as of September 30, 2016. Residential mortgage loans held for sale, at fair value, consisted of $29.2 million and $65.3 million of agency-conforming and jumbo mortgage loans (net of allowance of $11,000), respectively, as of December 31, 2015.
During the quarter ended September 30, 2016, approximately 39.5% of the Company's residential mortgage loans were originated in Georgia, 16.5% in California, 14.9% in Utah, 5.9% in Virginia, and 5.4% in Florida. During the year ended December 31, 2015, approximately 44.9% of the Company's residential mortgage loans were originated in Georgia, 11.2% in Utah, 9.1% in Virginia, 4.4% in Florida, and 4.1% in Colorado.
Allowance for Loan Losses
The following is a summary of the allocation of the allowance for loan loss with respect to the Company's loans (in thousands, except percentages) by asset class (in thousands):

Description	Allowance for Loan Loss	Percentage of Total Allowance
As of September 30, 2016:
CRE whole loans	$9,422	99.88%
Mezzanine loans (2)	—	—%
Residential mortgage loans	11	0.12%
Total (1)	$9,433

As of December 31, 2015:
B notes	$15	0.03%
Mezzanine loans	38,079	80.90%
CRE whole loans	3,745	7.96%
Bank loans	1,282	2.72%
Middle market loans	3,939	8.37%
Residential mortgage loans	11	0.02%
Total	$47,071

(1)
As a result of amendments to consolidation accounting guidance adopted January 1, 2016, the Company deconsolidated loans held for investment in the amount of $271.8 million of its CRE loans and $134.5 million of its bank loans and the related allowance for loan losses of $41.7 million (see Note 2).

(2)	The Company has one mezzanine loan with a par value of $28.8 million that was acquired at a fair value of zero as a result of the liquidation of RREF CDO 2006-1.

Principal Paydown Receivables
Principal paydown receivables represent the portion of the Company's loan portfolio for which indication has been provided through its various servicers, trustees, or its asset management group that a payoff or paydown of a loan has been received but which, as of period end, the Company has not received and applied to the outstanding loan balance. At September 30, 2016,

(Back to Index)

(Back to Index)

RESOURCE CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
SEPTEMBER 30, 2016
(unaudited)

the Company had $44.6 million principal paydown receivables, the entirety of which the Company received in cash during October 2016. At December 31, 2015, principal paydown receivables relating to the Company's loan portfolio totaled $17.9 million, the entirety of which the Company received in cash during January 2016.
NOTE 8 - INVESTMENTS IN UNCONSOLIDATED ENTITIES
The following table shows the Company's investments in unconsolidated entities as of September 30, 2016 and December 31, 2015 and equity in earnings of unconsolidated subsidiaries for the three and nine months ended September 30, 2016 and 2015 (in thousands):

				Equity in Earnings of Unconsolidated Subsidiaries
		Balance as of	Balance as of	For the three months ended	For the nine months ended	For the three months ended	For the nine months ended
	Ownership %	September 30, 2016	December 31, 2015	September 30, 2016	September 30, 2016	September 30, 2015	September 30, 2015
RRE VIP Borrower, LLC (1)	—%	$—	$—	$—	$35	$—	$46
Investment in LCC Preferred Stock	29.0%	44,777	42,017	415	2,759	961	1,362
Investment in CVC Global Credit Opportunities Fund (2)	—%	—	—	—	—	(628)	293
Pearlmark Mezz (3)	47.7%	16,751	6,465	132	552	—	—
RCM Global, LLC(4)	28.6%	306	—	(560)	(160)	—	—
Pelium Capital Partners, L.P. (4)	80.2%	24,767	—	1,045	2,765	—	—
Investment in School Lane House (5)		—	—	—	(1)	1	1
Subtotal		86,601	48,482	1,032	5,950	334	1,702
Investment in RCT I and II (6)	3.0%	1,548	1,548	(636)	(1,928)	(610)	(1,805)
Total		$88,149	$50,030	$396	$4,022	$(276)	$(103)

(1)
The investment in RRE VIP Borrower was sold as of December 31, 2014. Earnings for the three and nine months ended September 30, 2016 and 2015 are related to insurance premium and property tax refunds and the liquidation of bank accounts with respect to the underlying sold properties of the portfolio.

(2)	In December 2015, the Company elected a full redemption of its remaining investment in the fund.
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
(5) Investment in School Lane House was sold as of December 31, 2014. Earnings for the three and nine months ended September 30, 2016 and 2015 related to the return of a security deposit and payment of an insurance claim.

(6)	For the three and nine months ended September 30, 2016 and 2015, these amounts are recorded in interest expense on the Company's consolidated statements of operations.

(Back to Index)

(Back to Index)

RESOURCE CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
SEPTEMBER 30, 2016
(unaudited)

NOTE 9 - FINANCING RECEIVABLES
The following tables show the allowance for loan and lease losses and recorded investments in loans and leases for the years indicated (in thousands):

	Commercial Real Estate Loans	Bank Loans	Middle Market Loans	Residential Mortgage Loans	Direct Financing Leases	Total
As of September 30, 2016:
Allowance for Loan and Leases Losses:
Allowance for losses at January 1, 2016	$41,839	$1,282	$3,939	$11	$465	$47,536
Provision (recovery) for loan and lease losses	7,997	(358)	12,180	—	—	19,819
Loans charged-off	—	358	(16,119)	—	—	(15,761)
Deconsolidation of VIEs	(40,414)	(1,282)	—	—	—	(41,696)
Allowance for losses at September 30, 2016	$9,422	$—	$—	$11	$465	$9,898
Ending balance:
Individually evaluated for impairment	$8,059	$—	$—	$—	$465	$8,524
Collectively evaluated for impairment	$1,363	$—	$—	$11	$—	$1,374
Loans acquired with deteriorated credit quality	$—	$—	$—	$—	$—	$—
Loans and Leases:
Ending balance:
Individually evaluated for impairment	$38,133	$—	$51,539	$—	$1,036	$90,708
Collectively evaluated for impairment	$1,323,050	$—	$—	$3,292	$—	$1,326,342
Loans acquired with deteriorated credit quality	$—	$—	$—	$—	$—	$—

As of December 31, 2015:
Allowance for Loan and Lease Losses:
Allowance for losses at January 1, 2015	$4,043	$570	$—	$—	$—	$4,613
Provision for loan and lease losses	37,735	2,887	8,901	(99)	465	49,889
Loans charged-off	—	(2,175)	(4,962)	110	—	(7,027)
Recoveries	61	—	—	—	—	61
Allowance for losses at December 31, 2015	$41,839	$1,282	$3,939	$11	$465	$47,536
Ending balance:
Individually evaluated for impairment	$40,274	$1,282	$—	$—	$465	$42,021
Collectively evaluated for impairment	$1,565	$—	$3,939	$11	$—	$5,515
Loans acquired with deteriorated credit quality	$—	$—	$—	$—	$—	$—
Loans and Leases:
Ending balance:
Individually evaluated for impairment	$169,707	$1,544	$—	$—	$1,396	$172,647
Collectively evaluated for impairment	$1,522,400	$132,973	$379,452	$1,746	$—	$2,036,571
Loans acquired with deteriorated credit quality	$—	$—	$—	$—	$—	$—

(Back to Index)

(Back to Index)

RESOURCE CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
SEPTEMBER 30, 2016
(unaudited)

Credit quality indicators
Commercial Real Estate Loans
Loans are graded at inception and updates to assigned grades are made continually as new information is received. As a result, a loan previously rated 4 may, over time and with improved performance, be rated better than 4. Loans are graded on a scale of 1 to 4 with 1 representing the Company’s highest rating and 4 representing its lowest rating. Commercial real estate loans are first individually evaluated for impairment. To the extent no individual impairment is determined, a general reserve is established.

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

Credit risk profiles of commercial real estate loans were as follows (in thousands):

	Rating 1 (2)	Rating 2	Rating 3	Rating 4 (3)	Held for Sale	Total
As of September 30, 2016:
CRE whole loans	$1,232,641	$99,083	$—	$29,459	$—	$1,361,183
Mezzanine loans (1)	—	—	—	—	—	—
	$1,232,641	$99,083	$—	$29,459	$—	$1,361,183

As of December 31, 2015:
CRE whole loans	$1,596,099	$32,500	$—	$2,202	$—	$1,630,801
B notes	15,934	—	—	—	—	15,934
Mezzanine loans	7,300	—	—	38,072	—	45,372
	$1,619,333	$32,500	$—	$40,274	$—	$1,692,107

(1)	The Company has one mezzanine loan with a par value of $28.8 million that was acquired at a fair value of zero as a result of the liquidation of RREF 2006-1.

(2)	Includes four loans which were impaired as of December 31, 2015.

(3)	Includes three loans which were impaired as of September 30, 2016.

As part of the Company’s ongoing loan monitoring, third-party appraisal services were obtained on six legacy CRE loans during the quarter ended September 30, 2016. As a result of the evaluation of those appraisals, it was determined that two loans previously disclosed as impaired loans, one in Studio City, CA with an amortized cost of $27.5 million and the other in Tucson, AZ with an amortized cost of $2.0 million, had cost bases in excess of their appraised values. As such, for the three and nine months ended September 30, 2016, the Company recorded specific provisions of $6.1 million on the Studio City, CA loan and $2.0 million on the Tucson, AZ loan. Previously, the Studio City, CA loan was under contract for sale at a value in excess of the Company's loan amount. The contract for sale was terminated in October 2016. The Tucson, AZ loan was previously supported by a broker’s opinion of value received as of December 31, 2015. The updated appraisal, after factoring in modified terms with

(Back to Index)

(Back to Index)

RESOURCE CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
SEPTEMBER 30, 2016
(unaudited)

the operating manager, and adjustments to projected occupancy and the average daily rate, returned a fair value below our cost basis, resulting in the full impairment of the portion of this whole loan held directly on balance sheet. A portion of this whole loan is also held in RREF CDO 2007-1. The provisions recorded against these loans reflect the estimated recoverable value. These and other assets in the loan pool continue to be monitored consistent with the Company’s impairment evaluation process.
The Company also had six loans classified as rating 2 due to surveillance triggers being registered. Of the six loans, several will be classified as loans held for sale as of December 31, 2016 (see Note 24). The other two loans had surveillance trigger events due to a mechanics lien and a code violation. These two loans were not considered impaired as of September 30, 2016.
All of the Company's commercial real estate loans were current with exception of one mezzanine loan that had defaulted as of September 30, 2016 and December 31, 2015. This loan was deconsolidated as part of the Company's adoption of amendments to consolidation accounting guidance as required on January 1, 2016 (see Note 2). However, as a result of RREF CDO 2006-1 being called and liquidated on April 25, 2016, par value of $28.8 million of this mezzanine loan was acquired as part of the liquidation proceeds and is reflected on the Company's balance sheet at a fair value of zero at September 30, 2016.
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
As of September 30, 2016 all of the Company's bank loans were deconsolidated (see Note 2). As of December 31, 2015, all of the Company's bank loans were current with respect to debt service with the exception of one loan with an amortized aggregate cost of $1.5 million, on which there was a reserve.
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
SEPTEMBER 30, 2016
(unaudited)

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

Credit risk profiles of middle market loans were as follows (in thousands):

	Rating 1	Rating 2	Rating 3	Rating 4	Rating 5	Held for Sale	Total
As of September 30, 2016:
Middle market loans	$—	$40,048	$11,491	$—	$—	$7,182	$58,721

As of December 31, 2015:
Middle market loans	$44,252	$305,578	$29,622	$—	$—	$—	$379,452
As of September 30, 2016, the Company's syndicated loans were all performing and one remaining directly originated loan classified as held for sale was in default. The Company recorded an additional unrealized loss on this loan of $9.6 million, included in the net realized and unrealized gain (loss) on sales of investment securities available-for-sale and loans and derivatives line item on the consolidated statement of operations, representing the lower of the loan's cost or fair value based on an updated third party valuation at September 30, 2016. The rest of the Company's portfolio is current with respect to debt service.  All of the Company’s middle market loans were current with respect to debt service as of December 31, 2015.
Residential Mortgage Loans
Residential mortgage loans are reviewed periodically for collectability in light of historical experience, the nature and amount of the loan portfolio, adverse situations that may affect the borrower's ability to repay, estimated value of any underlying collateral, and prevailing underlying conditions.
Direct Financing Leases
During the year ended December 31, 2015, the Company recorded a provision against the value of the direct financing leases in the amount of $465,000. As of September 30, 2016, the Company held $571,000 of direct financing leases, net of reserves.

(Back to Index)

(Back to Index)

RESOURCE CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
SEPTEMBER 30, 2016
(unaudited)

Loan Portfolios Aging Analysis
The following table presents the loan and lease portfolio aging analysis as of the dates indicated at amortized cost (in thousands):

	30-59 Days	60-89 Days	Greater than 90 Days	Total Past Due	Current	Total Loans Receivable	Total Loans > 90 Days and Accruing
As of September 30, 2016:
CRE whole loans	$—	$—	$—	$—	$1,361,183	$1,361,183	$—
Mezzanine loans (3)	—	—	—	—	—	—	—
Middle market loans (4)	—	4,625	—	4,625	54,096	58,721	—
Direct Financing Leases	5	—	—	5	1,031	1,036	—
Residential mortgage loans (1)	—	—	129	129	193,597	193,726	—
Total loans	$5	$4,625	$129	$4,759	$1,609,907	$1,614,666	$—

As of December 31, 2015:
CRE whole loans (2)	$—	$—	$—	$—	$1,630,801	$1,630,801	$—
B notes	—	—	—	—	15,934	15,934	—
Mezzanine loans	—	38,072	—	38,072	7,300	45,372	—
Bank loans	1,544	—	—	1,544	132,973	134,517	—
Middle market loans	—	—	—	—	379,452	379,452	—
Direct Financing Leases	12	214	—	226	1,170	1,396	—
Residential mortgage loans (1)	27	41	80	148	96,069	96,217	—
Total loans	$1,583	$38,327	$80	$39,990	$2,263,699	$2,303,689	$—

(1)	Contains $190.4 million and $94.5 million of residential mortgage loans held for sale at fair value at September 30, 2016 and December 31, 2015, respectively.

(2)	Current loans include one impaired whole loan with an amortized cost of $2.2 million, which was fully reserved as of December 31, 2015.

(3)	The Company has one mezzanine loan with a par value of $28.8 million that was acquired at a fair value of zero as a result of the liquidation of RREF 2006-1.

(4)	Contains one middle market loan held for sale at fair value of $4.6 million at September 30, 2016.

(Back to Index)

(Back to Index)

RESOURCE CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
SEPTEMBER 30, 2016
(unaudited)

Impaired Loans
The following tables show impaired loans as of the dates indicated (in thousands):

	Recorded Balance (1)	Unpaid Principal Balance	Specific Allowance	Average Investment in Impaired Loans	Interest Income Recognized
As of September 30, 2016:
Loans without a specific valuation allowance:
CRE whole loans	$8,674	$8,674	$—	$8,674	$434
Mezzanine loans	$—	$—	$—	$—	$—
Middle market loans	$—	$—	$—	$—	$—
Residential mortgage loans	$—	$—	$—	$—	$—
Loans with a specific valuation allowance:
CRE whole loans	$29,459	$29,459	$(8,059)	$29,459	$65
Mezzanine loans	$—	$—	$—	$—	$—
Bank loans	$—	$—	$—	$—	$—
Middle market loans	$—	$—	$—	$—	$—
Residential mortgage loans	$—	$—	$—	$—	$—
Total:
CRE whole loans	$38,133	$38,133	$(8,059)	$38,133	$499
Mezzanine loans	—	—	—	—	—
Middle market loans	—	—	—	—	—
Residential mortgage loans	—	—	—	—	—
	$38,133	$38,133	$(8,059)	$38,133	$499

As of December 31, 2015:
Loans without a specific valuation allowance:
CRE whole loans	$129,433	$129,433	$—	$128,591	$3,939
B notes	$—	$—	$—	$—	$—
Mezzanine loans	$—	$—	$—	$—	$—
Bank loans	$—	$—	$—	$—	$—
Middle market loans	$—	$—	$—	$—	$—
Residential mortgage loans	$—	$—	$—	$—	$—
Loans with a specific valuation allowance:
CRE whole loans	$2,202	$2,202	$(2,202)	$2,202	$63
B notes	$—	$—	$—	$—	$—
Mezzanine loans	$38,072	$38,072	$(38,072)	$38,072	$(2,879)
Bank loans	$1,544	$1,551	$(1,282)	$1,544	$—
Middle market loans	$—	$—	$—	$—	$—
Residential mortgage loans	$—	$—	$—	$—	$—
Total:
CRE whole loans	$131,635	$131,635	$(2,202)	$130,793	$4,002
B notes	—	—	—	—	—
Mezzanine loans	38,072	38,072	(38,072)	38,072	(2,879)
Bank loans	1,544	1,551	(1,282)	1,544	—
Middle market loans	—	—	—	—	—
Residential mortgage loans	—	—	—	—	—
	$171,251	$171,258	$(41,556)	$170,409	$1,123

(1)
As a result of the adoption of new consolidation accounting guidance as required on January 1, 2016, the Company deconsolidated $91.3 million of senior participations in four loans that were previously classified as impaired loans in the Company's consolidated financial statements as of December 31, 2015 (see Note 2).

(Back to Index)

(Back to Index)

RESOURCE CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
SEPTEMBER 30, 2016
(unaudited)

Troubled-Debt Restructurings
The following tables show troubled-debt restructurings in the Company's loan portfolio (in thousands):

	Number of Loans	Pre-Modification Outstanding Recorded Balance	Post-Modification Outstanding Recorded Balance
Nine Months Ended September 30, 2016
CRE whole loans	3	$29,459	$21,400
Mezzanine loans	—	—	—
Middle market loans	—	—	—
Residential mortgage loans	—	—	—
Total loans	3	$29,459	$21,400

	Number of Loans	Pre-Modification Outstanding Recorded Balance	Post-Modification Outstanding Recorded Balance
Nine Months Ended September 30, 2015
CRE whole loans	3	$99,959	$99,959
B notes	—	—	—
Mezzanine loans	1	38,072	—
Bank loans	—	—	—
Middle market loans	—	—	—
Residential mortgage loans	—	—	—
Total loans	4	$138,031	$99,959

As of September 30, 2016 and 2015, there were no commercial real estate loan troubled-debt restructurings that subsequently defaulted.
NOTE 10 - BUSINESS COMBINATIONS
On February 26, 2014, the Company made an additional capital contribution to LCF which gave the Company majority ownership at 50.2%. As a result, the Company began consolidating the LCF joint venture. The joint venture was established for the purpose of acquiring life settlement contracts through a financing facility. On April 30, 2015, the Company committed to another capital contribution in the amount of $750,000, increasing its ownership of LCF to 60.7%. The first installment of $375,000 was funded on April 30, 2015 and the second installment of $375,000 was funded on July 30, 2015. On December 15, 2015, the Company committed to an additional capital contribution in the amount of $1.3 million, increasing its ownership of LCF to 70.9%. The first installment of $750,000 was funded on January 5, 2016 and the second installment of $500,000 was funded on June 30, 2016.
The Company engaged a third party expert to assist in determining the fair values of the assets and liabilities assumed on this investment. Based on the final valuation, which determined an enterprise value of LCF of approximately $4.1 million, and in accordance with guidance on business combinations, the Company confirmed that no further adjustments were necessary.

(Back to Index)

(Back to Index)

RESOURCE CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
SEPTEMBER 30, 2016
(unaudited)

NOTE 11 - INTANGIBLE ASSETS
The following table summarizes the activity of intangible assets for the period indicated (in thousands):

	Management Contracts	Wholesale/Correspondent Relationships	Mortgage Servicing Rights	Total
Balance, January 1, 2016	$5,316	$90	$20,822	$26,228
Additions	—	—	13,815	13,815
Sales	—	—	—	—
Amortization	(1,133)	—	(3,753)	(4,886)
Total before impairment adjustment	4,183	90	30,884	35,157
Temporary impairment adjustment	—	—	(5,600)	(5,600)
Other than temporary impairment adjustment	(3,671)	—	—	(3,671)
Balance, September 30, 2016	$512	$90	$25,284	$25,886
Management Contracts and Wholesale/Correspondent Relationships
The Company recognized fee income on management contracts of $553,000 and $1.5 million for the three and nine months ended September 30, 2016, respectively, and $791,000 and $2.7 million for the three and nine months ended September 30, 2015, respectively.
For the three and nine months ended September 30, 2016 the Company recorded amortization expense of $331,000 and $1.1 million, respectively, related to the Company's management contracts. For the three and nine months ended September 30, 2015 the Company recorded amortization expense of $518,000 and $1.5 million related to the Company's management contracts and wholesale/correspondent relationships, respectively. In October 2016, one of the two remaining CLOs associated with the management contracts was called, and the anticipated call date of the other CLO was determined to be early 2017. In accordance with guidance on intangible assets other than goodwill, the Company tested its two remaining management contracts for impairment at September 30, 2016. The carrying amounts of the management contracts were deemed to be unrecoverable and in excess of their fair values, calculated using a discounted cash flow analysis. As a result, an impairment loss of $3.7 million was recognized for the three months ended September 30, 2016 and recorded on the Company’s consolidated statement of operations. The Company expects to record amortization expense on its management contracts of $299,000 for the three months ending December 31, 2016. The Company expects to record amortization expense on its management contracts of $213,000 for the year ending December 31, 2017, and no amortization expense of its management contracts in 2018, 2019 or 2020. The weighted average amortization period was 0.7 years and 5.8 years at September 30, 2016 and December 31, 2015, respectively.
Mortgage Servicing Rights
Through the Company's wholly-owned residential mortgage loan originator PCM, residential mortgage loans are sold through one of the following methods: (i) sales to or pursuant to programs sponsored by the Federal National Mortgage Association, the Federal Home Loan Mortgage Corporation and the Government National Mortgage Association, or (ii) sales to private investors. The Company may have continuing involvement in mortgage loans sold by retaining servicing rights and servicing obligations.
The total servicing portfolio consists of loans associated with capitalized mortgage servicing rights (“MSRs”) and loans held for sale.  In accordance with guidance on servicing assets and liabilities, the Company utilizes the amortization method for the subsequent measurement of its MSRs. The total servicing portfolio was $3.0 billion and $2.0 billion as of September 30, 2016 and December 31, 2015, respectively.  MSRs recorded in the Company's consolidated balance sheets are related to the capitalized servicing portfolio and are created through the sale of originated residential mortgage loans. Amounts related to capitalized MSRs are recorded in the gain (loss) on sale of residential mortgage loans line item in the Company's statement of operations. Amounts related to temporary impairment adjustments are recorded in fee income in the Company's statement of operations.
For the three and nine months ended September 30, 2016, the Company recognized $1.5 million and $3.8 million of amortization expense related to MSRs, respectively. For the three and nine months ended September 30, 2015, the Company recognized $1.3 million and $3.1 million, respectively. The Company expects to recognize amortization related to its MSRs

(Back to Index)

(Back to Index)

RESOURCE CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
SEPTEMBER 30, 2016
(unaudited)

portfolio in the amount of $1.6 million for the three months ending December 31, 2016, $5.5 million for the year ending December 31, 2017, $4.4 million for the year ending December 31, 2018, $3.5 million for the year ending December 31, 2019, and $2.9 million for the year ending December 31, 2020. The weighted average amortization period was 5.1 years and 6.7 years at September 30, 2016 and December 31, 2015, respectively.
The Company also records MSRs at fair value on a non-recurring basis. MSRs are recorded at fair value at inception and at the end of each reporting period if the fair value is less than unamortized cost. The Company uses a discounted cash flow approach to estimate the fair value of MSRs utilizing the valuation services of an independent third party. The key assumptions used in the estimation of the fair value of MSRs include prepayment speeds, discount rates, default rates, cost to service, contractual servicing fees and escrow earnings. During the three months ended September 30, 2016 the Company recorded temporary impairment of $800,000 increasing the impairment for the nine months ended September 30, 2016 to $5.6 million. The fair value of MSRs was $25.3 million and $21.3 million at September 30, 2016 and December 31, 2015, respectively.
The activity in the loan servicing portfolio associated with capitalized servicing rights consisted of the following (in thousands):

	September 30, 2016	December 31, 2015
Balance, beginning of period	$1,998,273	$894,767
Additions	1,288,392	1,236,145
Payoffs, sales and curtailments	(294,899)	(132,639)
Balance, end of period	$2,991,766	$1,998,273
The value of MSRs is driven by the net positive, or in some cases net negative, cash flows associated with servicing activities.  These cash flows include contractually specified servicing fees, late fees and other ancillary servicing revenue and were recorded within fee income as follows (in thousands):

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2016	2015	2016	2015
Servicing fees from capitalized portfolio	$1,794	$1,071	$4,786	$2,533
Late fees	$58	$37	$157	$78
Other ancillary servicing revenue	$12	$2	$24	$9

(Back to Index)

(Back to Index)

RESOURCE CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
SEPTEMBER 30, 2016
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

	Principal Outstanding	Unamortized Issuance Costs and Discounts	Outstanding Borrowings	Weighted Average Borrowing Rate	Weighted Average Remaining Maturity	Value of Collateral
As of September 30, 2016:
RCC CRE Notes 2013 Senior Notes	$16,315	$136	$16,179	3.96%	12.2 years	$63,199
RCC 2014-CRE2 Senior Notes	137,936	2,079	135,857	1.99%	15.6 years	255,062
RCC 2015-CRE3 Senior Notes	206,113	2,630	203,483	2.61%	15.5 years	260,058
RCC 2015-CRE4 Senior Notes	175,987	2,534	173,453	2.33%	15.9 years	262,579
Unsecured Junior Subordinated Debentures	51,548	—	51,548	4.64%	20.1 years	—
6.0% Convertible Senior Notes	115,000	3,654	111,346	6.00%	2.2 years	—
8.0% Convertible Senior Notes	100,000	3,758	96,242	8.00%	3.3 years	—
CRE - Term Repurchase Facilities (2)	338,070	3,101	334,969	2.86%	1.9 years	491,760
CMBS - Term Repurchase Facilities (3)	77,811	29	77,782	2.67%	210 days	113,531
Trust Certificate - Term Repurchase Facility (4)	26,661	320	26,341	6.03%	2.1 years	89,181
Residential Mortgage Financing Agreements (5)	174,642	—	174,642	3.35%	63 days	247,794
Total	$1,420,083	$18,241	$1,401,842	3.48%	7.5 years	$1,783,164

	Principal Outstanding	Unamortized Issuance Costs and Discounts	Outstanding Borrowings	Weighted Average Borrowing Rate	Weighted Average Remaining Maturity	Value of Collateral
As of December 31, 2015:
RREF CDO 2006-1 Senior Notes (1)	$52,772	$—	$52,772	2.60%	30.6 years	$94,379
RREF CDO 2007-1 Senior Notes (1)	91,752	—	91,752	1.65%	30.8 years	210,904
RCC CRE Notes 2013 Senior Notes	58,465	664	57,801	3.21%	13.0 years	104,439
RCC 2014-CRE2 Senior Notes	198,594	2,991	195,603	1.68%	16.3 years	313,663
RCC 2015-CRE3 Senior Notes	282,127	3,466	278,661	2.25%	16.2 years	341,099
RCC 2015-CRE4 Senior Notes	223,735	3,160	220,575	2.06%	16.6 years	308,042
Apidos Cinco CDO Senior Notes (1)	135,417	—	135,417	1.25%	4.4 years	154,584
Unsecured Junior Subordinated Debentures	51,548	135	51,413	4.40%	20.8 years	—
6.0% Convertible Senior Notes	115,000	4,917	110,083	6.00%	2.9 years	—
8.0% Convertible Senior Notes	100,000	4,599	95,401	8.00%	4.0 years	—
CRE - Term Repurchase Facilities (2)	225,346	2,418	222,928	2.64%	1.6 years	321,267
CMBS - Term Repurchase Facility (3)	25,658	2	25,656	1.57%	1.1 years	31,650
Trust Certificates - Term Repurchase Facility (4)	26,659	415	26,244	5.85%	2.9 years	89,181
Residential Investments - Term Repurchase Facility (5)	782	—	782	2.75%	264 days	835
Residential Mortgage Financing Agreements (6)	85,819	—	85,819	3.10%	257 days	120,952
CMBS - Short Term Repurchase Agreements (7)	57,407	—	57,407	2.06%	18 days	79,347
Senior Secured Revolving Credit Agreement (8)	190,000	3,026	186,974	3.09%	3.2 years	376,306
Total	$1,921,081	$25,793	$1,895,288	2.89%	10.6 years	$2,546,648

(1)	On January 1, 2016, RREF CDO 2006-1, RREF CDO 2007-1 and Apidos Cinco CDO were deconsolidated in accordance with guidance on consolidation (see Note 2).

(2)	Amounts also include accrued interest expense of $410,000 and $315,000 related to CRE repurchase facilities as of September 30, 2016 and December 31, 2015, respectively.

(3)
Amounts also include accrued interest expense of $136,000 and $18,000 related to CMBS repurchase facilities as of September 30, 2016 and December 31, 2015, respectively. Amounts do not reflect CMBS repurchase agreement borrowings that are components of linked transactions as of December 31, 2015.

(Back to Index)

(Back to Index)

RESOURCE CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
SEPTEMBER 30, 2016
(unaudited)

(4)	Amounts also include accrued interest expense of $62,000 and $61,000 related to trust certificate repurchase facilities as of September 30, 2016 and December 31, 2015, respectively.

(5)	Amounts also include accrued interest expense of $0 and $30,000 related to residential investment facilities as of September 30, 2016 and December 31, 2015, respectively.

(6)
The value of collateral related to residential mortgage financing agreements is the appraised value of the collateral underlying the residential mortgage loans subject to repurchase as of September 30, 2016 and December 31, 2015.

(7)	Amounts also include accrued interest expense of $0 and $40,000 related to CMBS short term repurchase facilities as of September 30, 2016 and December 31, 2015.

(8)	The Company sold its interest in Northport TRS, LLC and the Senior Secured Revolving Credit Agreement was assumed by the purchaser. See Note 4 and Note 7 for further details.
The Company obtained three waivers of certain covenants for its CRE repurchase facilities and Wells Fargo Bank, NA ("Wells Fargo") CMBS repurchase facility as of September 30, 2016. The Company is in compliance with all other covenants in the respective agreements as of September 30, 2016.
Securitizations
The following table sets forth certain information with respect to the Company's consolidated securitizations:

Securitization	Closing Date	Maturity Date	End of Designated Principal Reinvestment Period (1)	Total Note Paydowns as of September 30, 2016
				(in millions)
RCC CRE Notes 2013	December 2013	December 2028	N/A	$244.5
RCC 2014-CRE2	July 2014	April 2032	July 2016	$97.4
RCC 2015-CRE3	February 2015	March 2032	February 2017	$76.0
RCC 2015-CRE4	August 2015	August 2032	August 2017	$47.7

(1)
The designated principal reinvestment period is the period where principal payments received by each respective securitization may be designated by the Company to purchase funding participations of existing collateral originally underwritten at the close of each securitization, which was funded outside of the deal structure.

The investments held by the Company's securitizations collateralize the securitization's borrowings and, as a result, are not available to the Company, its creditors, or stockholders. All senior notes retained at closing or subsequently repurchased by the Company as of September 30, 2016 eliminate in consolidation.

On January 1, 2016, the Company adopted the amendments to the consolidation guidance (see Note 2). As a result of its evaluation, the Company deconsolidated RREF CDO 2006-1, RREF CDO 2007-1 and Apidos Cinco CDO.

(Back to Index)

(Back to Index)

RESOURCE CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
SEPTEMBER 30, 2016
(unaudited)

Repurchase and Credit Facilities
Borrowings under the Company's repurchase agreements were guaranteed by the Company or one of its subsidiaries. The following table sets forth certain information with respect to the Company's borrowings (in thousands, except percentages):

	As of September 30, 2016				As of December 31, 2015
	Outstanding Borrowings	Value of Collateral	Number of Positions as Collateral	Weighted Average Interest Rate	Outstanding Borrowings	Value of Collateral	Number of Positions as Collateral	Weighted Average Interest Rate
CMBS Term Repurchase Facilities
Wells Fargo Bank (1)	$18,608	$24,008	15	1.82%	$25,656	$31,650	21	1.57%
Deutsche Bank (2)	59,174	89,523	20	2.93%	—	—	—	—%

CRE Term Repurchase Facilities
Wells Fargo Bank (3)	194,903	286,199	14	2.66%	123,937	179,169	9	2.39%
Morgan Stanley Bank (4)	140,066	205,561	12	3.15%	98,991	142,098	7	2.96%

Trust Certificates Term Repurchase Facility
RSO Repo SPE Trust 2015 (5)	26,341	89,181	1	6.03%	26,244	89,181	1	5.85%

Short-Term Repurchase Agreements - CMBS
Wells Fargo Securities, LLC	—	—	—	—%	13,548	19,829	3	1.93%
Deutsche Bank Securities, LLC	—	—	—	—%	43,859	59,518	17	2.10%

Residential Investments Term Repurchase Facility
Wells Fargo Bank	—	—	—	—%	782	835	1	2.75%

Residential Mortgage Financing Agreements
New Century Bank	37,775	48,359	163	3.50%	43,789	61,111	199	3.17%
Wells Fargo Bank	136,867	199,436	457	3.31%	42,030	59,841	166	3.03%
Totals	$613,734	$942,267			$418,836	$643,232

(1)	The Wells Fargo Bank CMBS term repurchase facility includes $3,000 and $2,000 of deferred debt issuance costs as of September 30, 2016 and December 31, 2015, respectively.

(2)	The Deutsche Bank CMBS term repurchase facility includes $26,000 and $0 of deferred debt issuance costs as of September 30, 2016 and December 31, 2015, respectively.

(3)	The Wells Fargo Bank CRE term repurchase facility includes $1.8 million and $675,000 of deferred debt issuance costs as of September 30, 2016 and December 31, 2015, respectively.

(4)	The Morgan Stanley Bank CRE term repurchase facility includes $1.3 million and $1.7 million of deferred debt issuance costs as of September 30, 2016 and December 31, 2015, respectively.

(5)	The RSO Repo SPE Trust 2015 term repurchase facility includes $320,000 and $415,000 of deferred debt issuance costs as of September 30, 2016 and December 31, 2015, respectively.

(Back to Index)

(Back to Index)

RESOURCE CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
SEPTEMBER 30, 2016
(unaudited)

The following table shows information about the amount at risk under the repurchase facilities (dollars in thousands):

	Amount at Risk (1)	Weighted Average Maturity	Weighted Average Interest Rate
As of September 30, 2016:
CMBS Term Repurchase Facilities
Wells Fargo Bank, National Association	$5,420	123 days	1.82%
Deutsche Bank AG	$30,672	237 days	2.93%

CRE Term Repurchase Facilities
Wells Fargo Bank, National Association	$90,393	1.8 years	2.66%
Morgan Stanley Bank, National Association	$65,065	1.9 years	3.15%

Trust Certificates Term Repurchase Facility
RSO Repo SPE Trust 2015	$62,575	2.1 years	6.03%

Residential Mortgage Financing Agreements
New Century Bank	$10,584	77 days	3.50%
Wells Fargo Bank, National Association	$62,569	59 days	3.31%

As of December 31, 2015:
CMBS Term Repurchase Facility
Wells Fargo Bank, National Association	$6,053	1.1 years	1.57%

CRE Term Repurchase Facilities
Wells Fargo Bank, National Association	$54,674	240 days	2.39%
Morgan Stanley Bank, National Association	$41,248	2.7 years	2.96%

Trust Certificates Term Repurchase Facility
RSO Repo SPE Trust 2015	$62,575	2.9 years	5.85%

Short-Term Repurchase Agreements - CMBS
Wells Fargo Securities, LLC	$6,288	11 days	1.93%
Deutsche Bank Securities, LLC	$16,330	20 days	2.05%

Residential Investments Term Repurchase Facility
Wells Fargo Bank, National Association	$54	264 days	2.75%

Residential Mortgage Financing Agreements
New Century Bank	$17,322	124 days	3.17%
Wells Fargo Bank, National Association	$17,811	134 days	3.03%

(1)	Equal to the estimated fair value of securities or loans sold, plus accrued interest income, minus the sum of repurchase agreement liabilities plus accrued interest expense.

(Back to Index)

(Back to Index)

RESOURCE CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
SEPTEMBER 30, 2016
(unaudited)

CRE - Term Repurchase Facilities
In February 2012, RCC Real Estate's wholly-owned subsidiary, RCC Real Estate SPE 4 LLC ("SPE 4"), entered into a master repurchase and securities agreement (the "2012 Facility") with Wells Fargo to finance the origination of commercial real estate loans. In July 2016, in exchange for applicable structuring and extension fees, the Company entered into a fifth amendment of the 2012 Facility which extended the current term to July 2018 with three additional one year extension options exercisable at the Company's option.
Residential Investments – Term Repurchase Facility
In June 2014, the Company's wholly-owned subsidiaries, RCC Resi Portfolio, RCC Resi TRS, and RCC Resi Depositor (the “Sellers”) entered into a master repurchase and securities contract (the “2014 Facility”) with Wells Fargo.  Under the 2014 Facility, from time to time, the parties may enter into transactions in which the Sellers transfer to Wells Fargo all of their right, title and interest to certain residential mortgage backed securities and other assets against the transfer of funds by Wells Fargo to the Sellers, with a simultaneous agreement by Wells Fargo to transfer back to the Sellers such assets at a date certain or on demand, against the transfer of funds from the Sellers to Wells Fargo. In July 2016, the Company elected to terminate the 2014 Facility.
Residential Mortgage Financing Agreements
In February 2011, PCM entered into a master repurchase agreement (the "New Century Facility") with New Century Bank d/b/a Customer's Bank ("New Century") to finance the acquisition of residential mortgage loans. In August 2016, PCM entered into a tenth amendment of the New Century Facility which extended the facility through December 2016 and reduced the maximum borrowing amount from $65.0 million to $50.0 million through October 2016 then to $35.0 million through November 2016 and finally to $25.0 million through December 2016. The New Century Facility's tenth amendment increases the interest margins following the October 2016 maximum amount reduction. New Century's compliance with purchase requests will no longer be required effective November 2016. No other material changes were made to the New Century Facility's terms.
In July 2014, PCM entered into a master repurchase agreement (the "Wells Fargo Facility") with Wells Fargo to finance the acquisition of residential mortgage loans. In May 2016, PCM amended its agreement with Wells Fargo to increase the maximum of the amount of the Wells Fargo Facility from $100.0 million to $115.0 million for the period from May 2016 to June 2016. In June 2016, PCM amended its agreement with Wells Fargo to increase the maximum of the amount of the Wells Fargo Facility from $115.0 million to $150.0 million. In August 2016, PCM entered into a seventh amendment of the Wells Fargo Facility to extend the facility to November 2016. No other material changes were made to the Wells Fargo Facility's terms.
Contractual maturity dates of the Company's borrowings by category and year are presented in the table below (in thousands):

	Total	2016	2017	2018	2019	2020 and Thereafter
CRE Securitizations (1)	$528,972	$—	$—	$—	$—	$528,972
Repurchase Agreements	613,734	174,642	77,782	361,310	—	—
Unsecured Junior Subordinated Debentures	51,548	—	—	—	—	51,548
6.0 % Convertible Notes	111,346	—	—	111,346	—	—
8.0 % Convertible Notes	96,242	—	—	—	—	96,242
Total	$1,401,842	$174,642	$77,782	$472,656	$—	$676,762

(1)
At September 30, 2016, RCC CRE Notes 2013's balance of principal paydown receivables relating to its underlying loan portfolio totaled $36.6 million, the entirety of which it received in cash during October 2016. The Company paid down the remaining $16.2 million RCC CRE Notes 2013 borrowings outstanding during October 2016.

(Back to Index)

(Back to Index)

RESOURCE CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
SEPTEMBER 30, 2016
(unaudited)

NOTE 13 - SHARE ISSUANCE AND REPURCHASE

	For the Nine Months Ended September 30, 2016		Total Outstanding
	Number of Shares Repurchased	Weighted Average Purchase Price	Number of Shares	Weighted Average Offering Price
8.50% Series A Preferred Stock	—	$—	1,069,016	$24.29
8.25% Series B Preferred Stock	195,900	$15.80	5,544,579	$24.02
8.625% Series C Preferred Stock	—	$—	4,800,000	$25.00
On or after June 14, 2017 the Company may, at its option, redeem its Series A preferred stock, in whole or part, at any time and from time to time, for cash at $25.00 per share, plus accrued and unpaid dividends, if any, to the redemption date.
On or after October 2, 2017 the Company may, at its option, redeem its Series B preferred stock, in whole or part, at any time and from time to time, for cash at $25.00 per share, plus accrued and unpaid dividends, if any, to the redemption date.
On or after July 30, 2024, the Company may, at its option, redeem its Series C preferred stock, in whole or part, at any time and from time to time, for cash at $25.00 per share, plus accrued and unpaid dividends, if any, to the redemption date.
Under a dividend reinvestment plan authorized by the board of directors on March 21, 2013, the Company is authorized to issue up to 5,000,000 shares of common stock. During the three and nine months ended September 30, 2016, the Company sold approximately 3,000 and 9,000 shares of common stock through this program, resulting in proceeds of approximately $40,000 and $110,000, respectively.
Under a share repurchase plan authorized by the board of directors on August 3, 2015, the Company is authorized to repurchase up to $50.0 million of its outstanding equity and debt securities. During the nine months ended September 30, 2016, the Company repurchased $9.2 million of its common stock, representing approximately 800,000 shares. Since the inception of the program through September 30, 2016, the Company has repurchased $35.2 million of its common stock, representing approximately 2.8 million shares or 8.3% of the outstanding balance. During the nine months ended September 30, 2016, the Company repurchased $3.1 million of its outstanding Series B preferred stock, representing approximately 196,000 shares or 3.4% of the initial outstanding balance. In March 2016, the Company's board of directors approved a new securities repurchase program for up to $50.0 million of its outstanding securities, which replaced the August 2015 repurchase plan.
NOTE 14 - SHARE-BASED COMPENSATION
The following table summarizes the Company's restricted common stock transactions:

	Non-Employee Directors (1)	Non-Employees	Employees	Total
Unvested shares as of January 1, 2016	15,267	617,657	58,445	691,369
Issued	25,948	230,338	50,784	307,070
Vested	(13,895)	(469,074)	(18,452)	(501,421)
Forfeited	—	(262)	—	(262)
Unvested shares as of September 30, 2016	27,320	378,659	90,777	496,756
(1) Non-employees are employees of Resource America.

The Company is required to value any unvested shares of restricted common stock granted to non-employees at the current market price.  The estimated fair value at grant date of the unvested shares of restricted common stock granted to non-employees during the nine months ended September 30, 2016 and 2015 was $2.3 million and $4.9 million, respectively. The estimated fair value at grant date of unvested shares of restricted common stock issued to the Company’s eight non-employee directors during the nine months ended September 30, 2016 and 2015 was $290,000 and $256,000, respectively. The estimated fair value of the unvested shares of restricted common stock granted during the nine months ended September 30, 2016 and 2015, including the grant date fair value of shares issued to the Company’s employees, was $483,000 and $737,000, respectively.

(Back to Index)

(Back to Index)

RESOURCE CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
SEPTEMBER 30, 2016
(unaudited)

The Company records any unvested shares of restricted common stock granted to non-employee directors at the fair value on the grant date amortized over the service period.  The amortization recognized during the three and nine months ended September 30, 2016 and 2015 was $64,000 and $192,000 and $64,000 and $193,000, respectively.
As of September 30, 2016, the total unrecognized restricted common stock expense for non-employees was $2.2 million, with a weighted average amortization period remaining of 2.0 years.
The following table summarizes restricted common stock grants during the nine months ended September 30, 2016:

Date	Shares	Vesting/Year	Date(s)
January 21, 2016	130,903	33.3%	1/21/17, 1/21/18, 1/21/19
January 21, 2016	50,784	33.3%	1/21/17, 1/21/18, 1/21/19
February 1, 2016	3,421	100%	2/1/17
February 5, 2016	90,595	33.3%	2/5/17, 2/5/18, 2/5/19
March 8, 2016	13,912	100%	3/8/17
March 14, 2016	3,158	100%	3/14/17
March 31, 2016	8,840	100%	5/15/17(1)
June 6, 2016	2,702	100%	6/6/17
September 29, 2016	2,755	100%	9/29/17

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

The following table summarizes the status of the Company’s vested stock options as of September 30, 2016:

Vested Options	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Vested as of January 1, 2016	26,250	$46.60
Vested	—	—
Exercised	—	—
Forfeited	—	—
Expired	—	—
Vested as of September 30, 2016	26,250	$46.60	2.20	$—
There were no options granted during the nine months ended September 30, 2016 or 2015. The outstanding stock options have a contractual term of ten years, and will expire in May 2021.
The components of equity compensation expense for the periods presented is as follows (in thousands):

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2016	2015	2016	2015
Restricted shares granted to non-employees (1) (2)	$1,639	$(466)	$3,352	$840
Restricted shares granted to employees	63	177	900	528
Restricted shares granted to non-employee directors	64	64	192	193
Total equity compensation expense	$1,766	$(225)	$4,444	$1,561

(Back to Index)

(Back to Index)

RESOURCE CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
SEPTEMBER 30, 2016
(unaudited)

(1) Non-employees are employees of Resource America.
(2) Amounts include $896,000 of equity compensation expense, for the three and nine months ended September 30, 2016, associated with the accelerated stock vesting of former executives of the Company.
Under the Company's Management Agreement, incentive compensation is paid quarterly. Up to 75% of the incentive compensation is paid in cash and at least 25% is paid in the form of an award of common stock. There were no incentive fees paid to the Manager for the three and nine months ended September 30, 2016 and 2015.
Apart from incentive compensation payable under the Management Agreement, the Company has established no formal criteria for the issuance of equity awards as of September 30, 2016.  All awards are discretionary in nature and subject to approval by the compensation committee of the Company's board of directors.
On October 31, 2013, the Company, through its TRS, RCC Residential, completed a business combination whereby it acquired the assets of PCM, an Atlanta based company that originates and services residential mortgage loans, for approximately $7.6 million in cash. As part of this transaction, a key employee of PCM was granted approximately $800,000 of the Company’s restricted stock. In March 2016, this key employee ended his service period and all remaining amortization expense on unvested stock in the amount of $555,000 was accelerated. Any grants for employees of PCM are accounted for as compensation and amortized to equity compensation expense over the vesting period. Dividends declared on the stock while unvested are recorded as a general and administrative expense. Dividends declared after the stock vests are recorded as a distribution. For the three and nine months ended September 30, 2016, $63,000 and $900,000 of amortization of the stock grants was recorded to equity compensation expense, respectively. For the three and nine months ended September 30, 2015, $177,000 and $528,000 of amortization of the stock grants was recorded to equity compensation expense, respectively. For the three and nine months ended September 30, 2016, $38,000 and $115,000 of expense related to dividends on unvested shares was recorded to general and administrative expense on the Company’s consolidated statements of operations, respectively. For the three and nine months ended September 30, 2015, $50,000 and $136,000 of expense related to dividends on unvested shares was recorded to general and administrative expense on the Company’s consolidated statements of operations, respectively.
NOTE 15 - EARNINGS PER SHARE
On August 3, 2015, the Company's board of directors approved a one-for-four reverse stock split of its outstanding common stock which took effect after the close of business on August 31, 2015. Outstanding share and per-share amounts disclosed as of September 30, 2016 and for all other comparative periods provided have been retroactively adjusted to reflect the effects of the stock split.
The following table presents a reconciliation of basic and diluted earnings per share for the periods presented as follows (in thousands, except share and per share amounts):

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2016	2015	2016	2015
Basic:
Net income (loss) allocable to common shares	$(51,573)	$6,778	$(43,436)	$(14,831)
Weighted average number of shares outstanding	30,528,368	32,515,226	30,513,131	32,726,194
Basic net income (loss) per share	$(1.69)	$0.21	$(1.42)	$(0.45)

Diluted:
Net income (loss) allocable to common shares	$(51,573)	$6,778	$(43,436)	$(14,831)
Weighted average number of shares outstanding	30,528,368	32,515,226	30,513,131	32,726,194
Additional shares due to assumed conversion of dilutive instruments	—	435,991	—	—
Adjusted weighted-average number of common shares outstanding	30,528,368	32,951,217	30,513,131	32,726,194
Diluted net income (loss) per share	$(1.69)	$0.21	$(1.42)	$(0.45)

(Back to Index)

(Back to Index)

RESOURCE CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
SEPTEMBER 30, 2016
(unaudited)

Potentially dilutive shares consisting of 294,462 and 352,225 shares of restricted stock are not included in the calculation of diluted net income (loss) per share for the three and nine months ended September 30, 2016, respectively, because the effect was anti-dilutive. Potentially dilutive shares consisting of 9,002,864 shares issuable in connection with the potential conversion of the Company's 6.0% and 8.0% Convertible Senior Notes (see Note 12) for both the three and nine months ended September 30, 2016 were not included in the calculation of diluted net income (loss) per share because the effect would be anti-dilutive.
Potentially dilutive shares consisting of zero and 349,249 shares of restricted stock were not included in the calculation of diluted net (loss) per share for the three and nine months ended September 30, 2015, respectively, because the effect was anti-dilutive. Potentially dilutive shares consisting of 9,002,864 shares issuable in connection with the potential conversion of the Company's 6.0% and 8.0% Convertible Senior Notes for both the three and nine months ended September 30, 2015 were not included in the calculation of diluted net loss per share because the effect was anti-dilutive.
NOTE 16 - ACCUMULATED OTHER COMPREHENSIVE (LOSS) INCOME
The following table presents the changes in each component of accumulated other comprehensive income (loss) for the nine months ended September 30, 2016 (dollars in thousands):

	Net unrealized (loss) gain on derivatives	Net unrealized (loss) gain on securities, available-for-sale	Foreign Currency Translation	Accumulated other comprehensive income (loss)
January 1, 2016 (as adjusted)	$(131)	$(835)	$—	$(966)
Other comprehensive gain (loss) before reclassifications	118	8,382	—	8,500
Amounts reclassified from accumulated other comprehensive income	(29)	(596)	—	(625)
September 30, 2016	$(42)	$6,951	$—	$6,909
NOTE 17 - RELATED PARTY TRANSACTIONS
Relationship with Resource America and Certain of its Subsidiaries
Relationship with Resource America.  On September 19, 2013, the audit committee of the board of directors of Resource America concluded that Resource America should consolidate the financial statements of the Company, which was previously treated as an unconsolidated VIE. Resource America's audit committee reached this conclusion after consultations with the Office of the Chief Accountant of the Securities and Exchange Commission (the “Commission”) following comments received from the staff of the Division of Corporation Finance of the Commission and the audit committee's discussion with the Company's management and its independent registered public accounting firm. Resource America's audit committee noted that consolidation of the Company was not expected to materially affect Resource America's previously reported net income attributable to common shareholders. In December 2015, Resource America elected to early adopt consolidation guidance issued by the FASB in February 2015 (see Note 2) and as a result was required to reevaluate whether or not the Company should be consolidated into Resource America’s financial statements. It was determined that the Company is no longer a VIE and Resource America will no longer consolidate the Company’s financial statements. On September 8, 2016, Resource America was acquired by C-III, a leading commercial real estate services company engaged in a broad range of activities, including primary and special loan servicing, loan origination, fund management, CDO management, principal investment, investment sales and multifamily property management. As part of the transaction, C-III took over control of the Company's Manager with respect to the management agreement (described below) from Resource America and became beneficial owner of 715,396 shares of the Company's common equity (2.3% of the Company's outstanding shares) held by Resource America as of September 30, 2016. On May 22, 2016, Resource America entered into a letter agreement with the Company pursuant to which the Company irrevocably waived its right to terminate the management agreement as a result of a “Change of Control” (as defined in the management agreement) resulting from the merger. At the close of the transaction on September 8, 2016, Resource America paid a $1.5 million fee to the Company for the waiver which was recorded in other income (expense) on the consolidated statements of operations.
The Company is managed by the Manager, which is a wholly-owned subsidiary of Resource America, pursuant to a management agreement that provides for both base and incentive management fees.  For the three and nine months ended September 30, 2016 the Manager earned base management fees of approximately $2.9 million and $9.8 million, respectively. For

(Back to Index)

(Back to Index)

RESOURCE CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
SEPTEMBER 30, 2016
(unaudited)

the three and nine months ended September 30, 2015, the Manager earned base management fees of approximately $3.1 million and $9.8 million, respectively. No incentive management fees were earned for the three and nine months ended September 30, 2016 or 2015.  The Company also reimburses the Manager and Resource America for expenses, including the expenses of employees of Resource America who perform legal, accounting, due diligence and other services that outside professionals or consultants would otherwise perform, and for the wages, salaries and benefits of several Resource America personnel dedicated to the Company’s operations.  The Company also reimburses Resource America for additional costs incurred related to the Company's life care business, Long Term Care Conversion Funding, established for the purpose of originating and acquiring life settlement contracts. The initial agreement, authorized in December 2012, provided for an annual fee of $550,000, with a two-year term. In March 2015, the agreement was amended to extend the term for an additional two years terminating in December 2016. This fee is paid quarterly. For the three and nine months ended September 30, 2016 the Company paid the Manager $1.4 million and $4.0 million, respectively, as expense reimbursements. For the three and nine months ended September 30, 2015 the Company paid the Manager $1.3 million and $4.0 million, respectively, as expense reimbursements.
On November 24, 2010, the Company entered into an Investment Management Agreement with Resource Capital Markets, Inc. (“RCM”), a wholly-owned subsidiary of Resource America.  The initial agreement provided that: (a) RCM may invest up to $5.0 million of the Company’s funds, with the investable amount being adjusted by portfolio gains (losses) and collections, and offset by expenses, taxes and realized management fees, and (b) RCM can earn a management fee in any year that the net profits earned exceed a preferred return. On June 17, 2011, the Company entered into a revised Investment Management Agreement with RCM which provided an additional $8.0 million of the Company’s funds.  The management fee is 20% of the amount by which the net profits exceed the preferred return.  During the three and nine months ended September 30, 2016 and 2015, RCM earned no management fees. The portfolio began a partial liquidation during the year ended December 31, 2013 that has resulted in the outstanding portfolio balance being significantly decreased. The Company holds $3.7 million in fair market value of trading securities as of September 30, 2016, no change from $3.7 million at fair market value as of December 31, 2015.  The Company also reimburses RCM for expenses paid on the Company's behalf. For the three and nine months ended September 30, 2016, the Company paid RCM $1,000 and $9,000, respectively, as expense reimbursements. For the three and nine months ended September 30, 2015 the Company paid RCM $21,000 and $118,000, respectively, as expense reimbursements.
At September 30, 2016, the Company was indebted to the Manager for $1.5 million, comprised of base management fees of $948,000 and expense reimbursements of $600,000.  At December 31, 2015, the Company was indebted to the Manager for $2.5 million, comprised of base management fees of $978,000 and expense reimbursements of $1.6 million. At September 30, 2016, the Company was indebted to RCM under the Company’s Investment Management Agreement for $77,000, comprised entirely of expense reimbursements.  At December 31, 2015, the Company was indebted to RCM under the Company’s Investment Management Agreement for $152,000, comprised entirely of expense reimbursements. The Company's base management fee payable as well as expense reimbursements payable are recorded in accounts payable and other liabilities on the consolidated balance sheets.
During the year ended December 31, 2013, the Company, through one of its subsidiaries, Northport TRS, LLC, began originating middle-market loans. Resource America was paid origination fees in connection with the Company’s middle-market lending operations, which capped out at 2% of the loan balance for any loan originated. The Company was indebted to RCM for $0 and $93,000 as of September 30, 2016 and December 31, 2015, respectively, for the middle-market operations. As a result of its sale of Northport TRS, LLC, the Company has sold substantially all of its direct origination middle market loans and one syndicated loan, with an aggregate par balance of $257.3 million.
On November 7, 2013, the Company, through a wholly-owned subsidiary, purchased all of the membership interests in Elevation Home Loans, LLC, a start-up residential mortgage company, from a person who subsequently became an employee of Resource America for $830,000, paid in the form of 34,165 shares of restricted Company common stock.  The restricted stock vests in full on November 7, 2016, and includes dividend equivalent rights. Elevation Home Loans, LLC was liquidated in 2016.
In May 2016, the Company made an €12.5 million investment in Harvest CLO XV, a European CLO with a total par value of €413.0 million with an unrelated third-party collateral manager. In connection with this transaction, the Company paid a $2.3 million structuring and placement fee to Resource America.

(Back to Index)

(Back to Index)

RESOURCE CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
SEPTEMBER 30, 2016
(unaudited)

As of September 30, 2016, the Company retained equity in eight securitizations, which were structured for the Company by the Manager.  Under the Management Agreement, the Manager was not separately compensated by the Company for executing these transactions and is not separately compensated for managing the securitizations' entities and their assets. The Company has liquidated two of these securitizations, one in October 2014 and another in June 2015. On January 1, 2016, the Company adopted new consolidation guidance on variable interest entities and, as a result, two of the Company's remaining securitizations were deconsolidated.
Relationship with LEAF Commercial Capital. LCC originated and managed equipment leases and notes on behalf of the Company. On March 5, 2010, the Company entered into agreements with Lease Equity Appreciation Fund II, L.P. (“LEAF II”) (an equipment leasing partnership sponsored by LEAF Financial and of which a LEAF Financial subsidiary is the general partner), pursuant to which the Company provided and funded an $8.0 million credit facility to LEAF II.  The credit facility initially had a one year term with interest at 12% per year, payable quarterly, and was secured by all the assets of LEAF II, including its entire ownership interest in LEAF II Receivables Funding.  The Company received a 1% origination fee in connection with establishing the facility.  The facility originally matured on March 3, 2011 and was extended until September 3, 2011 with a 1% extension fee paid on the outstanding loan balance.  On June 3, 2011, the Company entered into an amendment to extend the maturity to February 15, 2012 and to decrease the interest rate from 12% to 10% per annum resulting in a troubled-debt restructuring under current accounting guidance.  On February 15, 2012, the credit facility was further amended to extend the maturity to February 15, 2013 with a 1% extension fee accrued and added to the amount outstanding.  On January 11, 2013, the Company entered into another amendment to extend the maturity to February 15, 2014 with an additional 1% extension fee accrued and added to the amount outstanding. On December 17, 2013, the Company entered into another amendment to extend the maturity to February 15, 2015. At the end of 2014, the Company recorded a provision for loan loss on this loan of $1.3 million before extinguishing the loan and bringing direct financing leases in the amount of $2.1 million on the Company's books in lieu of the loan receivable. There was no provision taken during the three and nine months ended September 30, 2016. During the three and nine months ended September 30, 2015, the Company recorded a partial recovery of the previously taken provision in the amount $0 and $216,000, respectively. As of September 30, 2016, the Company held $571,000 of direct financing leases, net of reserves.
On November 16, 2011, the Company, together with LEAF Financial and LCC, entered into the SPA with Eos (see Note 3). The Company’s resulting interest is accounted for under the equity method.  For the three and nine months ended September 30, 2016 the Company recorded income of $415,000 and $2.8 million, respectively, which was recorded in equity in earnings of unconsolidated subsidiaries on the consolidated statements of operations. For the three and nine months ended September 30, 2015 the Company recorded income of $961,000 and $1.4 million, respectively, which was recorded in equity in earnings of unconsolidated subsidiaries on the consolidated statements of operations.  The Company’s investment in LCC was $44.8 million and $42.0 million as of September 30, 2016 and December 31, 2015, respectively.
Relationship with CVC Credit Partners. On April 17, 2012, Apidos Capital Management (“ACM”), a former subsidiary of Resource America, was sold to CVC Credit Partners, L.P. ("CVC Credit Partners"), a joint venture entity in which Resource America owns a 24% interest. CVC Credit Partners manages internally and externally originated bank loan assets on the Company’s behalf.  Also, on February 24, 2011, a subsidiary of the Company purchased 100% of the ownership interests in Churchill Pacific Asset Management LLC ("CPAM") from Churchill Financial Holdings LLC for $22.5 million.  CPAM subsequently changed its name to RCAM. Through RCAM, the Company was initially entitled to collect senior, subordinated and incentive fees related to five CLOs holding approximately $1.9 billion in assets managed by RCAM.  RCAM is assisted by CVC Credit Partners in managing these CLOs.  CVC Credit Partners is entitled to 10% of all subordinated fees and 50% of the incentive fees received by RCAM.  For the three and nine months ended September 30, 2016 CVC Credit Partners earned subordinated and incentive fees of $254,000 and $561,000, respectively. For the three and nine months ended September 30, 2015 CVC Credit Partners earned subordinated and incentive fees of $173,000 and $631,000, respectively. In October 2012, the Company purchased 66.6% of the preferred equity in one of the RCAM CLOs. In May 2013, the Company purchased additional equity in this CLO, increasing its ownership percentage to 68.3%. In 2013 two of the five CLOs were called and the notes were paid down in full. In January 2016 another RCAM-managed CLO was called and $2.4 million of impairment, on a pre-tax basis, was recorded in depreciation and amortization on the Company's consolidated statements of operations on the related intangible asset as of December 31, 2015. In September 2016, another RCAM-managed CLO was called and $1.5 million of impairment, on a pre-tax basis, was recorded in impairment losses on the Company's consolidated statements of operations on the related intangible asset during the three months ended September, 30 2016. In September 2016, the Company recorded impairment on the remaining CLO of $2.2 million, on a pre-tax basis, on the related intangible asset for its anticipated redemption in early 2017.

(Back to Index)

(Back to Index)

RESOURCE CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
SEPTEMBER 30, 2016
(unaudited)

In May, June and July 2013, the Company invested a total of $15.0 million in CVC Global Credit Opportunities Fund, L.P. which generally invests in assets through the Master Fund. The fund pays the investment manager a quarterly management fee in advance calculated at the rate of 1.5% annually based on the balance of each limited partner's capital account. The Company's management fee was waived upon entering the agreement because the Company is a related party of CVC Credit Partners. For the three and nine months ended September 30, 2015, the Company recorded a loss of $628,000 and earnings of $293,000, which was recorded in equity in earnings of unconsolidated subsidiaries on the consolidated statements of operations. In March 2015, the Company elected to withdraw $5.0 million from the fund. In July 2015, a $625,000 withdrawal was requested and received. In October 2015, another $4.0 million withdrawal was requested and received. In December 2015, the Company elected to withdraw the remaining $8.6 million from the fund. The Company retained no investment in the fund as of December 31, 2015.
Relationship with Resource Real Estate. Resource Real Estate, a subsidiary of Resource America, originates, finances and manages the Company’s commercial real estate loan portfolio.  The Company reimburses Resource Real Estate for loan origination costs associated with all loans originated.  The Company had a receivable in the amount of $0 and $2,500 due from Resource Real Estate for loan origination costs in connection with the Company’s commercial real estate loan portfolio as of September 30, 2016 and December 31, 2015, respectively.
On December 1, 2009, the Company purchased a membership interest in RRE VIP Borrower, LLC (an unconsolidated VIE that held an interest in a real estate joint venture) from Resource America for $2.1 million, its book value.  RREM was asset manager of the venture and received a monthly asset management fee equal to 1.0% of the combined investment calculated as of the last calendar day of the month. There were no fees incurred for the three and nine months ended September 30, 2016 and 2015, as the last property associated with the joint venture was sold in July 2014. For the three and nine months ended September 30, 2016 the Company recorded income of $0 and $35,000, respectively, which was recorded in equity in earnings of unconsolidated subsidiaries on the consolidated statements of operations. For the three and nine months ended September 30, 2015 the Company recorded income of $0 and $46,000, respectively, which was recorded in equity in earnings of unconsolidated subsidiaries on the consolidated statements of operations. The income recorded in 2016 and 2015 was related to insurance premium refunds and the liquidation of bank accounts with respect to the underlying sold properties of the portfolio.
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
In July 2014, the Company formed RCM Global Manager to invest in RCM Global, an entity formed to hold a portfolio of structured product securities. The Company contributed $15.0 million for a 63.8% membership interest in RCM Global. A five member board manages RCM Global, and all actions, including purchases and sales, must be approved by no less than three of the five members of the board. The portion of RCM Global that the Company does not own is presented as non-controlling interest as of September 30, 2015 and for the periods presented for the three and nine months ended September 30, 2015 in the Company's consolidated financial statement. All intercompany accounts and transactions have been eliminated in consolidation. In March and June 2015, the Company requested and received a proportional, in-kind distribution in certain securities held by RCM Global. The distribution of and subsequent sale of those securities by the Company through its subsidiary, RCC Residential,

(Back to Index)

(Back to Index)

RESOURCE CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
SEPTEMBER 30, 2016
(unaudited)

resulted in the realization of $5.0 million of net gain for the year ended December 31, 2015. During the nine months ended September 30, 2016 RCC Residential received a cash distribution in the amount of $620,000. The Company's ownership interest was 28.6% as of September 30, 2016. On January 1, 2016, the Company adopted new consolidation guidance on variable interest entities and, as a result, the Company deconsolidated RCM Global and now accounts for this investment as an investment in unconsolidated entities on the consolidated balance sheet (see Note 2). For the three and nine months ended September 30, 2016, the Company recorded losses of $560,000 and $160,000 which was recorded in equity in earnings of unconsolidated subsidiaries on the consolidated statements of operations, respectively.
In September 2014, the Company contributed $17.5 million to Pelium Capital for an initial ownership interest of 80.4%. Pelium Capital is a specialized credit opportunity fund managed by Resource America. The Company funded its final commitment of $2.5 million, as of February 1, 2015. The Company will receive 10% of the carried interest in the partnership for the first five years, and can increase its interest to 20% if the Company's capital contributions aggregate $40.0 million. Resource America contributed securities valued at $2.8 million to the formation of Pelium Capital. The portion of the fund that the Company does not own is presented as non-controlling interests as of the dates and for the periods presented in the Company's consolidated financial statements. Pelium Capital was determined not to be a VIE as there was sufficient equity at risk, the Company does not have disproportionate voting rights and Pelium Capital's partners have all of the following characteristics: (1) the power to direct the activities of Pelium; (2) the obligation to absorb losses; and (3) the right to receive residual returns. However, Pelium Capital was consolidated as a result of the Company's majority ownership and the Company's unilateral kick-out rights. The non-controlling interests in Pelium Capital are owned by Resource America and outside investors. All intercompany accounts and transactions were eliminated in consolidation as of December 31, 2015. The Company's ownership interest in Pelium Capital was 80.2% as of September 30, 2016. On January 1, 2016, the Company adopted new consolidation guidance on variable interest entities and, as a result, the Company deconsolidated Pelium Capital and now accounts for this investment as an investment in unconsolidated entities on the consolidated balance sheet (see Note 2). For the three and nine months ended September 30, 2016, the Company recorded earnings of $1.0 million and $2.8 million which was recorded in equity in earnings of unconsolidated subsidiaries on the consolidated statements of operations, respectively.

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

On June 24, 2015, the Company committed to invest up to $50.0 million in Pearlmark Mezz, a Delaware limited partnership. The contractual fund manager of the fund is Pearlmark Real Estate LLC ("Pearlmark"), a Delaware limited liability company that is 50% owned by Resource America. The Company will pay Pearlmark Mezz management fees of 1.0% on the unfunded committed capital and 1.5% on the invested capital. The Company is entitled to a management fee rebate of 25% for the first year of the fund. As of September 30, 2016, the Company is indebted for $268,000 for management fees, net of the rebate. Resource America has agreed that it will credit any such fees paid by the Company to Pearlmark against the base management fee that the Company pays to Resource America. The Company has invested an aggregate of $17.8 million in capital in Pearlmark Mezz. For the three and nine months ended September 30, 2016, the Company recorded earnings of $132,000 and $552,000 which was recorded in equity in earnings of unconsolidated subsidiaries on the consolidated statements of operations. As of September 30, 2016, the Company has an investment balance of $16.8 million and a 47.7% ownership interest in the fund.

Relationship with Law Firm.  Until 1996, Edward E. Cohen, a former director who was the Company’s Chairman from its inception until November 2009, was of counsel to Ledgewood, P.C. ("Ledgewood"), a law firm.  In addition, one of the Company’s former executive officers, Jeffrey F. Brotman, was employed by Ledgewood until 2007.  Mr. E. Cohen receives certain debt service payments from Ledgewood related to the termination of his affiliation with Ledgewood and its redemption of his interest in the firm.  Mr. Brotman also receives certain debt service payments from Ledgewood related to the termination of his affiliation with the firm.   For the three and nine months ended September 30, 2016 the Company paid Ledgewood $137,000 and $305,000, respectively, in connection with legal services rendered to the Company. For the three and nine months ended September 30, 2015 the Company paid Ledgewood $13,000 and $348,000, respectively, in connection with legal services rendered to the Company. On September 8, 2016, as part of the merger with C-III, Mr. E. Cohen and Mr. Brotman stepped down from their positions in the Company, and, as a result, Ledgewood is no longer considered a related party of the Company.

(Back to Index)

(Back to Index)

RESOURCE CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
SEPTEMBER 30, 2016
(unaudited)

NOTE 18 - DISTRIBUTIONS
For the quarter ended September 30, 2016, the Company declared and subsequently paid a dividend of $0.42 per common share.
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
The Company’s 2016 dividends are determined by the Company’s board of directors which also consider the composition of any dividends declared, including the option of paying a portion in cash and the balance in additional common shares.
The following tables present dividends declared (on a per share basis) for the first three quarters of 2016 and each of the quarters in 2015:

Common Stock
	Date Paid	Total Dividend Paid	Dividend Per Share
		(in thousands)
2016
March 31	April 28	$13,073	$0.42
June 30	July 28	$13,051	$0.42
September 30	October 28	$13,012	$0.42
2015
March 31	April 28	$21,444	$0.64
June 30	July 28	$21,426	$0.64
September 30	October 28	$20,667	$0.64
December 31	January 28, 2016	$13,274	$0.42

Preferred Stock
Series A				Series B			Series C
	Date Paid	Total Dividend Paid	Dividend Per Share	Date Paid	Total Dividend Paid	Dividend Per Share	Date Paid	Total Dividend Paid	Dividend Per Share
		(in thousands)			(in thousands)			(in thousands)
2016
March 31	May 2	$568	$0.531250	May 2	$2,859	$0.515625	May 2	$2,588	$0.539063
June 30	August 1	$568	$0.531250	August 1	$2,859	$0.515625	August 1	$2,588	$0.539063
September 30	October 31	$568	$0.531250	October 31	$2,859	$0.515625	October 31	$2,588	$0.539063
2015
March 31	April 30	$568	$0.531250	April 30	$2,960	$0.515625	April 30	$2,588	$0.539063
June 30	July 30	$568	$0.531250	July 30	$2,960	$0.515625	July 30	$2,588	$0.539063
September 30	October 30	$568	$0.531250	October 30	$2,960	$0.515625	October 30	$2,588	$0.539063
December 31	February 1, 2016	$568	$0.531250	February 1, 2016	$2,960	$0.515625	February 1, 2016	$2,588	$0.539063

(Back to Index)

(Back to Index)

RESOURCE CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
SEPTEMBER 30, 2016
(unaudited)

NOTE 19 - FAIR VALUE OF FINANCIAL INSTRUMENTS
The following table presents information about the Company’s assets and liabilities measured at fair value on a recurring basis and indicates the fair value hierarchy of the valuation techniques utilized by the Company to determine such fair value as follows (in thousands):

	Level 1	Level 2	Level 3	Total
As of September 30, 2016:
Assets:
Investment securities, trading	$—	$—	$3,747	$3,747
Investment securities available-for-sale	—	—	236,705	236,705
Loans held for sale	—	138,209	52,224	190,433
Derivatives	—	165	3,887	4,052
Total assets at fair value	$—	$138,374	$296,563	$434,937

Liabilities:
Derivatives	$—	$1,819	$339	$2,158
Total liabilities at fair value	$—	$1,819	$339	$2,158

As of December 31, 2015:
Assets:
Investment securities, trading	$—	$—	$25,550	$25,550
Investment securities available-for-sale	—	4,451	203,637	208,088
Loans held for sale	—	66,588	29,358	95,946
Derivatives	—	826	2,620	3,446
Total assets at fair value	$—	$71,865	$261,165	$333,030

Liabilities:
Derivatives	$—	$—	$3,941	$3,941
Total liabilities at fair value	$—	$—	$3,941	$3,941

The Company's residential mortgage loan portfolio included in loans held for sale is comprised of both agency loans and non-agency jumbo loans. The fair values of the Company's agency loan portfolio are generally classified as Level 2 in the fair value hierarchy, as those values are determined based on quoted market prices for similar assets or upon other observable inputs. The fair values of the Company's jumbo loan portfolio are generally classified as Level 3 in the fair value hierarchy, as those values are based upon the fair value of securities backed by similar mortgage loans, adjusted for certain factors to approximate the fair value of a whole mortgage loan including the value attributable to servicing rights and credit risk. Loans are adjusted for spread to agency mortgage back securities with similar underlying mortgage loans, at rates ranging between 0.5% and 7.3%.

The fair value of interest rate lock commitments ("IRLCs") is estimated as the fair value of the of the underlying mortgage loans to be sold, which is based on quoted mortgage-backed securities ("MBSs") prices, plus the estimated fair value of the mortgage servicing rights, less the price committed to the borrower or mortgage lender and direct origination costs, adjusted for the probability that the mortgage will fund ("pull-through" rate). The estimated pull-through rate is based on the Company's historical data. IRLCs are included in derivatives on the Company's consolidated balance sheets.
The average pull-through rate used in measuring the fair value of IRLCs as of September 30, 2016 was 83.6% for assets and 90.5% for liabilities. The pull-through percentage is considered a significant unobservable input and is estimated based on changes in pricing and actual borrower behavior using a historical analysis of loan closing data. Generally, a change in interest rates is accompanied by a directionally opposite change in the assumption used for the pull-through percentage, and the impact to fair value of a change in pull-through would be partially offset by the related change in price.

(Back to Index)

(Back to Index)

RESOURCE CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
SEPTEMBER 30, 2016
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

As part of the origination of a certain middle market loan, the Company received warrants as consideration at the loan's origination. The fair value of the warrants at December 31, 2015 was $1.1 million which was calculated by performing a Black-Scholes analysis. The significant unobservable inputs were a measure of 50.0% for the annual volatility over the term of the warrants and a market capitalization of $172.7 million. These warrants were settled in August 2016.

In accordance with guidance on fair value measurements and disclosures, the Company is not required to disclose quantitative information with respect to unobservable inputs contained in fair value measurements that are not developed by the Company. As a consequence, the Company has not disclosed such information associated with fair values obtained for investment securities, trading and investment securities available for sale from third-party pricing sources.

The following table presents additional information about assets that are measured at fair value on a recurring basis for which the Company has utilized Level 3 inputs (in thousands):

	CMBS	ABS	Structured Finance Securities	Loans Held for Sale	Warrants	Interest Rate Lock Commitments	Forwards - Residential Mortgage Loans	RMBS	Total
Balance, January 1, 2016	$159,424	$44,213	$25,550	$29,358	$1,051	$1,224	$345	$—	$261,165
Included in earnings (1)	(324)	606	86	(390)	(198)	22,654	145	—	22,579
Purchases/Originations	5,138	44,819	—	123,471	—	—	—	—	173,428
Sales	—	(57,639)	—	(97,791)	—	—	—	—	(155,430)
Paydowns	(25,554)	(10,853)	(227)	(2,424)	—	—	—	—	(39,058)
Issuances	—	—	—	—	—	—	—	—	—
Settlements	—	(28,425)	—	—	(853)	(20,201)	(280)	—	(49,759)
Capitalized Interest	—	12,552	190	—	—	—	—	—	12,742
Included in OCI	(1,146)	(24,282)	—	—	—	—	—	—	(25,428)
Deconsolidation of VIEs	(55,776)	172,154	(21,852)	—	—	—	—	—	94,526
Transfers into Level 3 (2)	—	—	—		—	—	—	1,798	1,798
Balance, September 30, 2016	$81,762	$153,145	$3,747	$52,224	$—	$3,677	$210	$1,798	$296,563

(1)
Structured finance securities, loans held for sale, interest rate lock commitments, and forwards on residential mortgage loans include $86,000, $(33,000), $0, and $0, respectively, in earnings attributable to the change in unrealized gains or (losses) relating to assets still held at the reporting date for the nine months ended September 30, 2016.

(Back to Index)

(Back to Index)

RESOURCE CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
SEPTEMBER 30, 2016
(unaudited)

The following table presents additional information about liabilities that are measured at fair value on a recurring basis for which the Company has utilized Level 3 inputs (in thousands):

	Interest Rate Swaps	Forwards - Residential Mortgage Loans	Interest Rate Lock Commitments	Total
Balance, January 1, 2016	$3,459	$479	$3	$3,941
Included in earnings	50	249	43	342
Settlements	—	(393)	(42)	(435)
Unrealized gains - included in accumulated other comprehensive income	(3,509)	—	—	(3,509)
Balance, September 30, 2016	$—	$335	$4	$339
The following table summarizes the financial assets and liabilities measured at fair value on a nonrecurring basis and indicates the fair value hierarchy of the valuation techniques utilized by the Company to determine such fair value as follows (in thousands):

	Level 1	Level 2	Level 3	Total
As of September 30, 2016:
Assets:
Loans held for sale	$—	$2,557	$4,625	$7,182
Impaired loans	—	—	30,074	30,074
Mortgage servicing rights (1)	—	—	25,284	25,284
Total assets at fair value	$—	$2,557	$59,983	$62,540

As of December 31, 2015:
Assets:
Loans held for sale	$—	$1,279	$153	$1,432
Impaired loans	—	262	129,433	129,695
Total assets at fair value	$—	$1,541	$129,586	$131,127

(1)	See Note 11 for a description of the valuation techniques and key assumption types to the calculation of the fair value of mortgage servicing rights.
Loans held for sale consist of middle market loans identified for sale.  The fair value of Level 2 middle market loans held for sale are based on quoted market prices for similar assets or upon other observable inputs. The fair value of Level 3 middle market loans held for sale may be determined using a market or income approach methodology, both of which may require significant judgment or estimation for factors such as EBITDA multiples, market capitalization rates or discount rates, depending on the methodology used. The following unobservable input was used in the determination of fair value with respect to Level 3 middle market loans at September 30, 2016: EBITDA multiples ranged from 3.5x - 4.5x.
 Impaired loans consist of CRE loans for which an impairment analysis was conducted during the period. For the Company’s CRE loans for which there is no primary market, fair value is measured using a discounted cash flow analysis, appraisal or and other valuation technique; and these loans are classified as nonrecurring Level 3.
For both the three and nine months ended September 30, 2016 there were $8.1 million of nonrecurring fair value losses for specifically impaired loans. The amounts of nonrecurring fair value losses for specifically impaired loans for the three and nine months ended September 30, 2015 were $920,000 and $42.4 million, respectively. The amounts of nonrecurring fair value losses for loans held for sale for the three and nine months ended September 30, 2016 were $9.6 million and $21.8 million, respectively. The amounts of nonrecurring fair value losses for loans held for sale for the three and nine months ended September 30, 2015 were $35,000 and $841,000, respectively. Fair value was determined using an appraisal as a practical expedient to fair value.
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
SEPTEMBER 30, 2016
(unaudited)

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
Junior subordinated notes are estimated by discounted cash flows with discount rates of 13.14% and 13.15% and used in the evaluation of RCT I and RCT II.
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
The fair values of the Company’s remaining financial instruments that are not reported at fair value on the consolidated balance sheets are reported in the following table (in thousands):

		Fair Value Measurements
	Carrying Amount	Fair Value	Quoted Prices in Active Markets for Identical Assets of Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
As of September 30, 2016:
Loans held-for-investment	$1,406,581	$1,410,911	$—	$50,933	$1,359,978
CDO notes	$528,971	$524,864	$—	$—	$524,864
Junior subordinated notes	$49,586	$25,372	$—	$—	$25,372
Convertible notes	$207,588	$215,000	$—	$—	$215,000
Repurchase agreements	$613,127	$616,575	$—	$—	$616,575
Senior secured revolving credit agreement	$—	$—	$—	$—	$—

As of December 31, 2015:
Loans held-for-investment	$2,160,751	$2,150,061	$—	$222,100	$1,927,961
CDO notes	$1,032,581	$923,817	$—	$—	$923,817
Junior subordinated notes	$51,413	$17,907	$—	$—	$17,907
Convertible notes	$205,484	$205,484	$—	$—	$205,484
Repurchase agreements	$418,836	$418,836	$—	$—	$418,836
Senior secured revolving credit agreement	$186,974	$186,974	$—	$—	$186,974

(Back to Index)

(Back to Index)

RESOURCE CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
SEPTEMBER 30, 2016
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
The Company may hold various derivatives in the ordinary course of business, including warrants, interest rate swaps, forward contracts, options and IRLCs. Warrants are securities that give the holder the right, but not the obligation, to purchase securities from an issuer at a specific price and within a specified time period. All warrants held by the Company had been settled as of September 30, 2016. Options are contracts sold by one party to another that give the buyer the right, but not the obligation, to buy or sell a financial asset at an agreed-upon price during a certain period of time or on a specific date. Interest rate swap agreements are contracts between two parties to exchange cash flows based on specified underlying notional amounts, assets and/or indices. Forward contracts represent future commitments to either purchase or to deliver loans (residential mortgage lending), securities (TBA securities) or a quantity of a currency (foreign currency hedging) at a predetermined future date, at a predetermined rate or price and are used to manage interest rate risk on loan commitments and mortgage loans held for sale as well as currency risk with respect to the Company's long positions in foreign currency-denominated investment securities. Rate lock commitments represent commitments to fund loans at a specific rate and by a specified time and are used to mitigate risk of changes in interest rate in the Company's residential mortgage loan portfolio.
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
The Company seeks to manage the extent to which net income changes as a function of changes in interest rates by matching adjustable-rate assets with variable-rate borrowings. The Company seeks to mitigate the potential impact on net income of periodic and lifetime coupon adjustment restrictions in its investment portfolio by entering into interest rate hedging agreements such as interest rate caps and interest rate swaps.
On January 1, 2016, RREF CDO 2006-1 and RREF CDO 2007-1 were deconsolidated in accordance with new guidance on consolidation of VIEs (see Note 2). The Company deconsolidated six interest rate swap contracts as part of the deconsolidation. The aggregate notional amount of these deconsolidated interest rate swaps was $99.9 million at January 1, 2016.
During April 2016, the Company requested and canceled its remaining interest rate swap contract through accumulated other comprehensive income (loss), to be amortized through earnings over the life of the remaining debt. As of September 30, 2016, the Company had no interest rate swap contracts outstanding. The Company had master netting agreements with Credit Suisse International and Wells Fargo at September 30, 2016. Regulations promulgated under the Dodd-Frank Act mandate that the Company clear certain new interest rate swap transactions through a central counterparty. Transactions that are centrally cleared result in the Company facing a clearing house, rather than a swap dealer, as counterparty.  Central clearing requires the Company to post collateral in the form of initial and variation margin to satisfy potential future obligations.  As of September 30, 2016, there were no centrally cleared interest rate swap contracts. The Company classifies its hedges as cash flow hedges, which are hedges that eliminate the risk of changes in the cash flows of a financial asset or liability. The Company records changes in fair value of derivatives designated and effective as cash flow hedges in other comprehensive income, and records changes in fair value of derivatives designated and ineffective as cash flow hedges in earnings.
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

(Back to Index)

(Back to Index)

RESOURCE CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
SEPTEMBER 30, 2016
(unaudited)

The estimated fair value of the Company’s liability related to interest rate swaps was $0 and $3.5 million as of September 30, 2016 and December 31, 2015, respectively.  The Company had aggregate unrealized losses of $41,000 and $3.5 million on the interest rate swap agreements as of September 30, 2016 and December 31, 2015, respectively, which is recorded in accumulated other comprehensive income and a portion is recognized through earnings.  The amortization is reflected in interest expense in the Company’s consolidated statements of operations.
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
The Company is exposed to interest rate risk on loans held for sale and IRLCs. As market interest rates increase or decrease, the fair value of mortgage loans held for sale and IRLCs will decline or increase accordingly. To offset this interest rate risk, the Company may enter into derivatives such as forward contracts to sell loans. The fair value of these forward sales contracts will change as market interest rates change, and the change in the value of these instruments is expected to largely, though not entirely, offset the change in fair value of loans held for sale and IRLCs. The objective of this activity is to minimize the exposure to losses on IRLCs and loans held for sale due to market interest rate fluctuations. The net effect of derivatives on earnings will depend on risk management activities and a variety of other factors, including market interest rate volatility, the amount of IRLCs that close, the ability to fill the forward contracts before expiration, and the time period required to close and sell loans.
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
SEPTEMBER 30, 2016
(unaudited)

The following tables present the fair value of the Company’s derivative financial instruments as well as their classification on the Company's consolidated balance sheets and on the consolidated statements of operations for the periods presented:
Fair Value of Derivative Instruments as of September 30, 2016
(in thousands)

	Asset Derivatives
	Notional Amount	Balance Sheet Location	Fair Value
Interest rate lock agreements	$260,970	Derivatives, at fair value	$3,677
Forward contracts - residential mortgage lending	$79,838	Derivatives, at fair value	$237
Forward contracts - foreign currency, hedging (1)(2)	$16,993	Derivatives, at fair value	$137
Forward contracts - TBA securities	$1,000	Derivatives, at fair value	$1
	Liability Derivatives
	Notional Amount	Balance Sheet Location	Fair Value
Interest rate lock agreements	$2,636	Derivatives, at fair value	$4
Forward contracts - residential mortgage lending	$352,342	Derivatives, at fair value	$1,897
Forward contracts - foreign currency, hedging (1)(3)	$8,848	Derivatives, at fair value	$104
Forward contracts - TBA securities	$43,000	Derivatives, at fair value	$153

Interest rate swap contracts, hedging	$—	Accumulated other comprehensive (income) loss	$41

(1)	Foreign currency forward contracts are accounted for as fair value hedges.

(2)
Notional amount presented on currency converted basis. The base currency notional amount of the Company's foreign currency hedging forward contracts in an asset position was €15.1 million as of September 30, 2016.

(3)
Notional amount presented on currency converted basis. The base currency notional amount of the Company's foreign currency hedging forward contracts in a liability position was €7.9 million as of September 30, 2016.

Fair Value of Derivative Instruments as of December 31, 2015
(in thousands)

	Asset Derivatives
	Notional Amount	Balance Sheet Location	Fair Value
Interest rate lock agreements (1)	$105,385	Derivatives, at fair value	$1,224
Forward contracts - residential mortgage lending	$92,413	Derivatives, at fair value	$345
Forward contracts - foreign currency, hedging (2)(3)	$24,850	Derivatives, at fair value	$727
Forward contracts - TBA securities	$29,500	Derivatives, at fair value	$99
Warrants (4)	$553	Derivatives, at fair value	$1,051
	Liability Derivatives
	Notional Amount	Balance Sheet Location	Fair Value
Interest rate swap contracts, hedging (5)	$102,799	Derivatives, at fair value	$3,459
Interest rate lock agreements (6)	$505	Derivatives, at fair value	$3
Forward contracts - residential mortgage lending	$143,553	Derivatives, at fair value	$479
Forward contracts - TBA securities	$1,500	Derivatives, at fair value	$—

Interest rate swap contracts, hedging	$102,799	Accumulated other comprehensive (income) loss	$(3,471)

(1)	The notional amount of the Company's IRLCs in an asset position is the total commitment weighted by the probability of closing the loan.

(Back to Index)

(Back to Index)

RESOURCE CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
SEPTEMBER 30, 2016
(unaudited)

(2)	Notional amount presented on currency converted basis. The base currency notional amount of the Company's foreign currency hedging forward contracts was €22.9 million as of December 31, 2015.

(3)	Foreign currency forward contracts are accounted for as fair value hedges.

(4)	The notional amount of the Company's warrants is calculated by multiplying the number of shares available for purchase by the exercise price.

(5)	Interest rate swap contracts are accounted for as cash flow hedges.

(6)	The notional amount of the Company's IRLCs in a liability position is the total commitment weighted by the probability of closing the loan.

The Effect of Derivative Instruments on the Statements of Operations for the
Nine Months Ended September 30, 2016 (in thousands)

	Derivatives
	Statement of Operations Location	Realized and Unrealized Gain (Loss) (1)
Interest rate swap contracts, hedging	Interest expense	$(95)
Interest rate lock agreements	Gain (loss) on sale of residential mortgage loans	$2,452
Forward contracts - residential mortgage lending	Gain (loss) on sale of residential mortgage loans	$(1,577)
Forward contracts - foreign currency, hedging	Net realized and unrealized gain (loss) on sales of investment securities available-for-sale and loans and derivatives	$(733)
Forward contracts - TBA securities	Gain (loss) on sale of residential mortgage loans	$(1,070)

(1)	Negative values indicate a decrease to the associated consolidated statements of operations line items.

The Effect of Derivative Instruments on the Statements of Operations for the
Nine Months Ended September 30, 2015 (in thousands)

	Derivatives
	Statement of Operations Location	Realized and Unrealized Gain (Loss) (1)
Interest rate swap contracts, hedging	Interest expense	$4,923
Interest rate swap contracts, hedging	Gain (loss) on sale of residential mortgage loans	$(34)
Interest rate lock agreements	Gain (loss) on sale of residential mortgage loans	$1,128
Forward contracts - RMBS securities	Net realized and unrealized gain (loss) on sales of investment securities available-for-sale and loans and derivatives	$(122)
Forward contracts - residential mortgage lending	Gain (loss) on sale of residential mortgage loans	$(197)
Forward contracts - foreign currency, hedging	Net realized and unrealized gain (loss) on sales of investment securities available-for-sale and loans and derivatives	$2,254
Options - U.S. Treasury futures	Net realized and unrealized gain (loss) on sales of investment securities available-for-sale and loans and derivatives	$184
Forward contracts - TBA securities	Gain (loss) on sale of residential mortgage loans	$415

(1)	Negative values indicate a decrease to the associated consolidated statements of operations line items.

(Back to Index)

(Back to Index)

RESOURCE CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
SEPTEMBER 30, 2016
(unaudited)

NOTE 21 - OFFSETTING OF FINANCIAL ASSETS AND LIABILITIES
The following table presents a summary of the Company's offsetting of derivative assets for the periods presented (in thousands):

				(iv) Gross Amounts Not Offset in the Consolidated Balance Sheets
	(i) Gross Amounts of Recognized Assets	(ii) Gross Amounts Offset in the Consolidated Balance Sheets	(iii) = (i) - (ii) Net Amounts of Assets Included in the Consolidated Balance Sheets	Financial Instruments	Cash Collateral Pledged	(v) = (iii) - (iv) Net Amount
As of September 30, 2016:
Derivative hedging instruments, at fair value	$4,052	$—	$4,052	$—	$—	$4,052
Total	$4,052	$—	$4,052	$—	$—	$4,052

As of December 31, 2015:
Derivative hedging instruments, at fair value	$3,446	$—	$3,446	$—	$—	$3,446
Total	$3,446	$—	$3,446	$—	$—	$3,446

The following table presents a summary of the Company's offsetting of financial liabilities and derivative liabilities for the periods presented as follows (in thousands):

				(iv) Gross Amounts Not Offset in the Consolidated Balance Sheets
	(i) Gross Amounts of Recognized Liabilities	(ii) Gross Amounts Offset in the Consolidated Balance Sheets	(iii) = (i) - (ii) Net Amounts of Liabilities Included in the Consolidated Balance Sheets	Financial Instruments (1)	Cash Collateral Pledged (2)	(v) = (iii) - (iv) Net Amount
As of September 30, 2016:
Derivative hedging instruments, at fair value	$2,158	$—	$2,158	$—	$—	$2,158
Repurchase agreements and term facilities (4)	613,734	—	613,734	613,734	—	—
Total	$615,892	$—	$615,892	$613,734	$—	$2,158

As of December 31, 2015:
Derivative hedging instruments, at fair value (3)	$3,941	$—	$3,941	$—	$500	$3,441
Repurchase agreements and term facilities (4)	418,836	—	418,836	418,836	—	—
Total	$422,777	$—	$422,777	$418,836	$500	$3,441

(1)	Amounts represent collateral pledged that is available to be offset against liability balances associated with term facilities, repurchase agreements and derivative transactions.

(Back to Index)

(Back to Index)

RESOURCE CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
SEPTEMBER 30, 2016
(unaudited)

(2)	Amounts represent amounts pledged as collateral against derivative transactions.

(3)	The fair value of securities and/or cash and cash equivalents pledged against the Company's swaps was $500,000 at December 31, 2015.

(4)
The combined fair value of securities and loans pledged against the Company's various term facilities and repurchase agreements was $942.3 million and $643.2 million at September 30, 2016 and December 31, 2015, respectively.

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
In September 2015, Daren Levin filed a putative class action in the United States District Court for the Southern District of New York on behalf of all persons who purchased the Company's common stock between March 2, 2015 and August 4, 2015.  In November 2015, the Court appointed Douglas Drees as the lead plaintiff in the action, and thereafter entered a stipulation and order directing the lead plaintiff to file an amended complaint.  In February 2016, the lead plaintiff filed an amended complaint, alleging that the Company and certain of its officers and directors materially misrepresented certain risks of its commercial loan portfolio and its processes and controls for assessing the quality of its portfolio.  Based on these allegations, the amended complaint asserts claims for violation of the securities laws and seeks a variety of relief, including unspecified monetary damages as well as costs and attorneys’ fees.  In April 2016, the Company filed a motion to dismiss the amended complaint, which the court denied on October 5, 2016; and the discovery process is now expected to commence. The Company believes the amended complaint is without merit and intends to defend itself vigorously
                In December 2015, Josh Reaves filed a shareholder derivative suit in the Supreme Court of New York alleging that the Company's directors and certain officers breached their fiduciary duties by causing the Company to misrepresent certain risks in its commercial loan portfolio, by failing to employ adequate internal and financial controls and by failing to disclose the alleged internal control deficiencies.  The complaint purports to seek relief on behalf of the Company for unspecified damages as well as costs and attorneys’ fees.  The Company believes that the plaintiff, who failed to make a pre-suit demand on the board of directors, lacks standing to assert claims derivatively on the Company's behalf. In April 2016, the parties entered into a stipulation staying this proceeding until such time as the court ruled on the motion to dismiss the Levin action referenced above or certain other triggering events occur. That stay has now been lifted because the motion to dismiss the Levin action was denied.

PCM is a party to various claims and legal proceedings at various times. If PCM believes that a loss arising from any of these matters is probable and can be reasonably estimated, the loss is recorded. Currently, the only litigation involving PCM is related to claims for repurchases or indemnifications on loans that PCM has sold to investors.  Such claims are included in the reserve for mortgage repurchases and indemnifications. The reserve for mortgage repurchases and indemnifications was $5.2 million and $3.7 million as of September 30, 2016 and December 31, 2015, respectively.
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
SEPTEMBER 30, 2016
(unaudited)

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
As of September 30, 2016, outstanding demands for indemnification, repurchase or make whole payments totaled approximately $20.5 million, of which a substantial portion related to loans sold to four investors prior to 2011.  In October 2016, PCM reached agreements to settle repurchase claims with two of the four investors, including those subject to the litigation initiated by ResCap in May 2014.  Pursuant to the settlement agreements, $2.1 million was fully reserved for at September 30, 2016.  These settlement agreements reduce the amount of outstanding demands against PCM for indemnification, repurchase or make whole payments to approximately $10.0 million.
The most significant remaining make whole demands against PCM are from Lehman Brothers Holding, Inc. (“LBHI”). On February 3, 2016, LBHI filed an adversary proceeding against PCM in United States Bankruptcy Court of the Southern District of New York.  LBHI has sued approximately 145 sellers of residential mortgage loans for alleged breaches of warranty in various loans sold to it.  LBHI contends that such breaches caused it damages from loan losses and liability to other transferees of the loans.  PCM intends to defend the action vigorously.
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
Except as previously discussed, the Company is unaware of any contingencies arising from such routine litigation that would require accrual or disclosure in the consolidated financial statements as of September 30, 2016.

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

(Back to Index)

(Back to Index)

RESOURCE CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
SEPTEMBER 30, 2016
(unaudited)

Summarized operating segment data are as follows (in thousands):

	Commercial Real Estate Lending	Commercial Finance	Middle Market Lending	Residential Mortgage Lending	Corporate & Other (1)(2)(3)	Total
For the Three Months Ended September 30, 2016
Interest income:
External customers	$25,359	$633	$4,240	$131	$220	$30,583
Other	6	724	27	—	12	769
Total interest income	25,365	1,357	4,267	131	232	31,352
Interest expense	8,573	—	467	—	5,080	14,120
Net interest income	16,792	1,357	3,800	131	(4,848)	17,232
Gain on sale of mortgages	—	—	—	6,026	—	6,026
Amortization of MSRs	—	—	—	(1,491)	—	(1,491)
Other income from external customers	—	828	—	2,480	18	3,326
Total revenues	16,792	2,185	3,800	7,146	(4,830)	25,093
Less:
Segment operating expenses	99	109	479	445	3,688	4,820
General and administrative	424	149	1,216	8,073	2,479	12,341
Depreciation and amortization	—	331	—	142	32	505
Impairment losses (4)	21,385	3,671	—	241	—	25,297
Provision (recovery) for loan and lease losses	7,997	(435)	121	—	—	7,683
Equity in earnings of unconsolidated subsidiaries	(132)	(900)	—	—	—	(1,032)
Other (income) expense	(32)	29	9,631	(18)	(793)	8,817
Income (loss) before taxes	(12,949)	(769)	(7,647)	(1,737)	(10,236)	(33,338)
Income tax (expense) benefit	—	(1,236)	—	(11,047)	—	(12,283)
Net income (loss)	$(12,949)	$(2,005)	$(7,647)	$(12,784)	$(10,236)	$(45,621)

	Commercial Real Estate Lending	Commercial Finance	Middle Market Lending	Residential Mortgage Lending	Corporate & Other (1)(2)(3)	Total
For the Three Months Ended September 30, 2015
Interest income:
External customers	$25,646	$3,341	$8,254	$114	$—	$37,355
Other	12	803	2	144	7	968
Total interest income	25,658	4,144	8,256	258	7	38,323
Interest expense	9,004	368	1,480	433	5,045	16,330
Net interest income	16,654	3,776	6,776	(175)	(5,038)	21,993
Gain on sale of mortgages	—	—	—	3,154	—	3,154
Amortization of MSRs	—	—	—	(1,307)	—	(1,307)
Other income from external customers	—	1,033	—	1,055	17	2,105
Total revenues	16,654	4,809	6,776	2,727	(5,021)	25,945
Less:
Segment operating expenses	50	272	1,240	71	1,361	2,994
General and administrative	633	569	978	6,317	1,726	10,223
Depreciation and amortization	—	454	—	142	32	628
Provision (recovery) for loan and lease losses	(46)	179	901	—	—	1,034
Equity in earnings of unconsolidated subsidiaries	—	(333)	—	—	(1)	(334)
Other (income) expense	6,352	(8,162)	147	935	(798)	(1,526)
Income (loss) before taxes	9,665	11,830	3,510	(4,738)	(7,341)	12,926
Income tax (expense) benefit	—	(286)	—	2,161	(79)	1,796
Net income (loss)	$9,665	$11,544	$3,510	$(2,577)	$(7,420)	$14,722

(Back to Index)

(Back to Index)

RESOURCE CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
SEPTEMBER 30, 2016
(unaudited)

	Commercial Real Estate Lending	Commercial Finance	Middle Market Lending	Residential Mortgage Lending	Corporate & Other (1)(2)(3)	Total
For the Nine Months Ended September 30, 2016:
Interest income:
External customers	$75,600	$1,999	$24,620	$329	$333	$102,881
Other	30	4,221	43	—	23	4,317
Total interest income	75,630	6,220	24,663	329	356	107,198
Interest expense	25,160	—	6,181	—	15,240	46,581
Net interest income	50,470	6,220	18,482	329	(14,884)	60,617
Gain on sale of mortgages	—	—	—	15,607	—	15,607
Amortization of MSRs	—	—	—	(3,753)	—	(3,753)
Other income from external customers	—	2,162	—	2,809	54	5,025
Total revenues	50,470	8,382	18,482	14,992	(14,830)	77,496
Less:
Segment operating expenses	233	679	2,990	1,354	9,382	14,638
General and administrative	1,681	847	3,229	21,262	6,334	33,353
Depreciation and amortization	—	1,132	4	413	101	1,650
Impairment losses (4)	21,385	3,671	—	241	—	25,297
Provision (recovery) for loan and lease losses	7,997	(358)	12,180	—	—	19,819
Equity in earnings of unconsolidated subsidiaries	(585)	(5,365)	—	—	—	(5,950)
Other (income) expense	(875)	(947)	9,828	(45)	(1,758)	6,203
Income (loss) before taxes	20,634	8,723	(9,749)	(8,233)	(28,889)	(17,514)
Income tax (expense) benefit	—	(973)	—	(8,455)	(130)	(9,558)
Net income (loss)	$20,634	$7,750	$(9,749)	$(16,688)	$(29,019)	$(27,072)

(Back to Index)

(Back to Index)

RESOURCE CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
SEPTEMBER 30, 2016
(unaudited)

	Commercial Real Estate Lending	Commercial Finance	Middle Market Lending	Residential Mortgage Lending	Corporate & Other (1)(2)(3)	Total
For the Nine Months Ended September 30, 2015:
Interest income:
External customers	$70,237	$14,499	$22,089	$466	$—	$107,291
Other	82	2,607	4	145	81	2,919
Total interest income	70,319	17,106	22,093	611	81	110,210
Interest expense	23,933	2,225	3,682	721	14,773	45,334
Net interest income	46,386	14,881	18,411	(110)	(14,692)	64,876
Gain on sale of mortgages	—	—	—	11,594	—	11,594
Amortization of MSRs	—	—	—	(3,138)	—	(3,138)
Other income from external customers	—	3,398	—	4,506	51	7,955
Total revenues	46,386	18,279	18,411	12,852	(14,641)	81,287
Less:
Segment operating expenses	56	940	2,444	1,615	6,838	11,893
General and administrative	1,382	2,238	2,262	18,009	5,750	29,641
Depreciation and amortization	—	1,346	1	372	95	1,814
Impairment losses	—	59	—	—	—	59
Provision (recovery) for loan and lease losses	38,025	1,696	4,223	(110)	—	43,834
Equity in earnings of unconsolidated subsidiaries	(46)	(1,655)	—	—	(1)	(1,702)
Other (income) expense	7,200	(16,856)	39	(4,618)	(2,963)	(17,198)
Income (loss) before taxes	(231)	30,511	9,442	(2,416)	(24,360)	12,946
Income tax (expense) benefit	(39)	(1,782)	—	(821)	(327)	(2,969)
Net income (loss)	$(270)	$28,729	$9,442	$(3,237)	$(24,687)	$9,977

(1)
Includes interest expense for the Convertible Senior Notes of $4.4 million and $13.3 million for the three and nine months ended September 30, 2016 and $4.4 million and $13.0 million for the three and nine months ended September 30, 2015.

(2)
Includes interest expense for the Unsecured Junior Subordinated Debentures of $636,000 and $1.9 million for the three and nine months ended September 30, 2016 and $610,000 and $1.8 million for the three and nine months ended September 30, 2015.

(3)	Includes general corporate expenses not allocable to any particular operating segment.

(4)	Includes impairment on intangible assets in the Commercial Finance segment of $3.7 million for the three and nine months ended September 30, 2016.

The following table presents total assets by segment for the periods indicated (in thousands):

Total Assets (2)	Commercial Real Estate Lending	Commercial Finance	Middle Market Lending	Residential Mortgage Lending	Corporate & Other (1)	Total
September 30, 2016	$1,685,295	$129,441	$60,935	$256,491	$25,316	$2,157,478
December 31, 2015	$1,907,951	$298,028	$384,973	$149,351	$20,129	$2,760,432

(1)	Includes assets not allocable to any particular operating segment.

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
Subsequent to quarter end, the Company's board of directors approved the framework of a plan to streamline the Company's operations by focusing on CRE lending and exiting underperforming non-CRE businesses and investments. As part of this plan, the Company expects to discontinue operations in its middle market lending segment, its residential mortgage lending segment, and other non-real estate related portfolios. In addition, the Company intends to sell several of its legacy CRE loans and classify them as loans, held for sale as of December 31, 2016.

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
The following discussion provides information to assist you in understanding our financial condition and results of operations.  This discussion should be read in conjunction with our consolidated financial statements and related notes appearing elsewhere in this report.  This discussion contains forward-looking statements.  Actual results could differ materially from those expressed in or implied by those forward-looking statements.  Additionally, please see the sections "Forward-Looking Statements" and "Risk Factors" for a discussion of certain risks, uncertainties and assumptions associated with those statements included in our Annual Report on Form 10-K for the year ended December 31, 2015.
We are a commercial mortgage real estate investment trust ("REIT") focused on originating, holding and managing commercial real estate ("CRE") debt investments. We also have made commercial finance investments. We are organized and conduct our operations to qualify as a REIT under Subchapter M of the Internal Revenue Code of 1986, as amended.  Our objective is to provide our stockholders with total returns over time, including quarterly distributions and capital appreciation, while seeking to manage the risks associated with our investment strategies.  We invest in a combination of real estate debt investments and have invested, to a lesser extent, in higher-yielding commercial finance assets.  We have financed a substantial portion of our portfolio investments through borrowing strategies seeking to match the maturities and repricing dates of our financings with the maturities and repricing dates of those investments, and have sought to mitigate interest rate risk through derivative instruments.
We are externally managed by Resource Capital Manager, Inc., or the Manager, an indirect wholly-owned subsidiary of Resource America, Inc., (formerly traded on NASDAQ: REXI) or Resource America, a specialized asset management company that uses industry-specific expertise to evaluate, originate, service and manage investment opportunities through its CRE, financial fund management and commercial finance operating segments. On September 8, 2016, Resource America was acquired by C-III Capital Partners LLC ("C-III"), a leading CRE services company engaged in a broad range of activities, including primary and special loan servicing, loan origination, fund management, CDO management, principal investment, investment sales and multifamily property management. As part of the transaction, C-III took over control of the manager and became the beneficial owner of 715,396 shares of our common equity (2.3% of our outstanding shares) held by Resource America. As part of the acquisition of Resource America by C-III, we were paid a $1.5 million consent fee by Resource America for having waived our right to terminate the Management Agreement as a result of the change of control of our Manager. The Manager now draws upon C-III and Resource America’s management teams and their collective investment experience to provide its services. C-III has received approval from our board of directors to execute a strategic plan (the "Plan") to focus our strategy on CRE debt investments. The Plan contemplates disposing of certain legacy CRE debt instruments, exiting underperforming non-CRE businesses and investments, and establishing a dividend policy based on sustainable earnings. We expect to implement the Plan over the next 12 to 18 months.
During the quarter ended September 30, 2016, we recognized a net loss of $51.6 million, as our credit review process resulted in several significant write-downs and adjustments during the period. We recorded additional provisions for loan losses of $8.1 million on two legacy real estate loans. A middle market loan held for sale, which was previously credit impaired, required a $9.6 million loss to recognize adjusted fair value. Securities available-for-sale had other-than-temporary impairments of $25.3 million. Most of these impairments came from our legacy real estate portfolio, specifically in the RREF CDP 2007-01 securitization as the underlying collateral suffered impairments during the period. Upon making the decision to dispose of the non-CRE businesses, which are typically done through taxable REIT subsidiaries, we re-evaluated our net deferred tax asset, which resulted in a net write-down of $12.3 million. In addition to the shift away from non-CRE businesses, we plan to dispose of our legacy real estate loans, and will move those loans to hold for sale status in the fourth quarter.
We began the process of disposing of several ancillary businesses as part of the Plan during the fourth quarter of 2016. The anticipated dispositions include our residential mortgage origination segment acquired in late 2013, and the balance of our middle market lending segment, which currently holds syndicated bank loans and a middle market direct origination loan that is currently classified as loans held for sale. We expect to move these segments to discontinued operations and also to move our life

(Back to Index)

(Back to Index)

settlement contract investment as well as several legacy real estate loans to a held for sale classification in the fourth quarter of 2016. As part of this reclassification, we estimate impairments of $11.0 million to $14.0 million to fair value the assets and liabilities of these held for sale investments during the fourth quarter.
In August 2016, we sold our interest in Northport TRS, LLC our self-originated middle market lending business. We had also experienced a reduction in our other commercial finance assets that began to liquidate in 2014 and we saw this trend continue through 2015 into 2016. We expect to liquidate our last bank loan CLO, Apidos Cinco in November 2016.
During the latter half of 2015 our common shares began to trade at prices well below our book value per share. We had previously sought to enhance shareholder value by instituting, on August 4, 2015, a $50.0 million securities repurchase program. Through September 30, 2016, we repurchased approximately $38.3 million of our common and preferred shares. However, in September 2016, we stopped buying shares and instead began to marshal resources as part of our strategy to transform our operations into a real estate focused enterprise.
We generate our income primarily from the spread between the revenues we receive from our assets and the cost to finance the purchase of those assets, from management of assets and from hedging interest rate risks.  Historically, we have generated revenues from the interest and fees we’ve earned on our whole loans, commercial mortgage-backed securities, or CMBS, middle market loans, other asset-backed securities, or ABS, and structured note investments.  We also generated revenues from fees we’ve received for the management of externally originated bank loans, from our residential mortgage origination business and from our investment in an equipment leasing business.  Given the new business strategy of focusing on commercial real estate activities, we expect to shift away from these ancillary businesses as we dispose of those investments and re-deploy the proceeds into commercial real estate activities.
Historically, we have used a substantial amount of leverage to enhance our returns and we have financed each of our different asset classes with different degrees of leverage.  The cost of borrowings to finance our investments is a significant part of our expenses.  Our net income depends on our ability to control these expenses relative to our revenue.    As it relates to our commercial real estate loan portfolio, we historically have used repurchase agreements as a short-term financing source, and CDOs and, to a lesser extent, other term financing as long-term financing sources and expect to continue to use these financing sources into the near term future.
The current state of moderate growth in the United States economy has allowed us to make new investments, particularly in our primary business of commercial real estate lending. During 2015 and through September 30, 2016, we have underwritten 47 new commercial real estate, or CRE, loans for a total of $914.4 million. These loans were initially financed in part through our CRE term facilities and then financed longer-term through CRE securitizations.   As a result of the planned dispositions coupled with available debt financing of over $390.0 million, we intend to begin to grow our commercial real estate lending program, which will allow us to maintain a market presence and working relationships with our commercial real estate borrowers.
As of September 30, 2016, and as we move toward a real estate centric business, we had allocated our invested equity capital among our targeted asset classes as follows: 73% in CRE assets, 17% in commercial finance assets, 7% in the residential mortgage lending business and 3% in other investments. As of December 31, 2015, we had allocated our invested equity capital as follows: 62% in CRE assets, 28% in commercial finance assets, 6% in the residential mortgage lending business and 4% in other assets.
Results of Operations
Our net loss allocable to common shares for the three and nine months ended September 30, 2016 was $51.6 million or $(1.69) per share-basic ($(1.69) per share-diluted) and $43.4 million or $(1.42) per share-basic ($(1.42) per share-diluted) respectively, as compared to net income allocable to common shares of $6.8 million, or $0.21 per share-basic ($0.21 per share-diluted) and a net loss of $14.8 million or $(0.45) per share-basic ($(0.45) per share-diluted) for the three and nine months ended September 30, 2015 respectively.

(Back to Index)

(Back to Index)

Interest Income
The following tables set forth information relating to our interest income recognized for the periods presented (in thousands, except percentages):

	For the Three Months Ended		For the Three Months Ended
	September 30, 2016		September 30, 2015
	Weighted Average		Weighted Average
	Yield	Balance	Yield	Balance
Interest income:
Interest income from loans:
Commercial real estate loans	6.08%	$1,401,304	5.37%	$1,644,900
Middle market loans	9.85%	$168,402	9.55%	$338,271
Bank loans	—%	$—	4.09%	$164,181

Interest income from securities:
ABS	9.77%	$140,547	14.07%	$48,308
CMBS-private placement	5.13%	$84,141	7.10%	$182,171
RMBS	4.66%	$1,921	5.64%	$2,304
Corporate bonds	—%	$—	5.14%	$2,455

Preference payments on structured notes	10.23%	$28,065	14.62%	$22,275

	For the Nine Months Ended		For the Nine Months Ended
	September 30, 2016		September 30, 2015
	Weighted Average		Weighted Average
	Yield	Balance	Yield	Balance
Interest income:
Interest income from loans:
Commercial real estate loans	5.94%	$1,433,327	5.41%	$1,532,849
Middle market loans	11.34%	$285,336	9.68%	$300,411
Bank loans	—%	$—	4.49%	$248,518

Interest income from securities:
ABS	8.84%	$154,265	15.74%	$51,301
CMBS-private placement	4.97%	$89,851	5.62%	$189,267
RMBS	4.77%	$2,002	4.14%	$13,374
Corporate bonds	—%	$—	5.14%	$2,455

Preference payments on structured notes	16.32%	$34,457	14.03%	$24,830

(Back to Index)

(Back to Index)

The following tables summarize interest income for the periods indicated (in thousands, except percentages):

Type of Security	Weighted Average Coupon Interest	Unamortized (Discount) Premium	Net Amortization/ Accretion	Interest Income	Fee Income	Total
For the Three Months Ended September 30, 2016:
Commercial real estate loans	5.39%	$(6,651)	$(46)	$19,405	$2,404	$21,763
Middle market loans	9.81%	$(312)	18	4,222	—	4,240
Bank loans	—%	$—	—	—	—	—
Total interest income from loans			(28)	23,627	2,404	26,003
ABS	9.84%	$—	—	3,461	—	3,461
CMBS-private placement	5.24%	$281	(23)	1,146	—	1,123
RMBS	4.66%	$35	18	—	—	18
Corporate bonds	—%	$—	—	—	—	—
Total interest income from securities			(5)	4,607	—	4,602
Direct Financing Leases	N/A	N/A	—	(22)	—	(22)
Total interest income from leasing			—	(22)	—	(22)
Preference payments on structured notes	N/A	N/A	—	724	—	724
Other	N/A	N/A	—	45	—	45
Total interest income - other			—	769	—	769
Total interest income			$(33)	$28,981	$2,404	$31,352

For the Three Months Ended September 30, 2015:
Commercial real estate loans	5.04%	$(9,071)	$11	$22,109	$298	$22,418
Middle market loans	9.44%	$(477)	42	8,159	52	8,253
Bank loans	3.73%	$(424)	107	1,667	52	1,826
Total interest income from loans			160	31,935	402	32,497
ABS	13.26%	$(629)	53	1,533	—	1,586
CMBS-private placement	5.22%	$(1,379)	826	2,402	—	3,228
RMBS	5.22%	$27	(2)	22	—	20
Corporate bonds	4.88%	$(35)	2	30	—	32
Total interest income from securities			879	3,987	—	4,866
Direct Financing Leases	N/A	N/A		(8)		(8)
Total interest income from leasing			—	(8)	—	(8)
Preference payments on structured notes	N/A	N/A	—	803	—	803
Other	N/A	N/A	—	165	—	165
Total interest income - other			—	968	—	968
Total interest income			$1,039	$36,882	$402	$38,323

(Back to Index)

(Back to Index)

Type of Security	Weighted Average Coupon Interest	Unamortized (Discount) Premium	Net Amortization/ Accretion	Interest Income	Fee Income	Total
For the Nine Months Ended September 30, 2016:
Commercial real estate loans	5.37%	$(6,651)	$(46)	$59,950	$4,610	$64,514
Middle market loans	9.81%	$(312)	725	21,339	2,598	24,662
Bank loans	—%	$—	—	45	6	51
Total interest income from loans			679	81,334	7,214	89,227
ABS	6.82%	$—	—	10,246	—	10,246
CMBS-private placement	5.20%	$281	(160)	3,558	—	3,398
RMBS	4.77%	$35	47	—	—	47
Total interest income from securities			(113)	13,804	—	13,691
Direct Financing Leases	N/A	N/A	—	(37)	—	(37)
Total interest income from leasing			—	(37)	—	(37)
Preference payments on structured notes	N/A	N/A	—	4,221	—	4,221
Other	N/A	N/A	—	96	—	96
Total interest income - other			—	4,317	—	4,317
Total interest income			$566	$99,418	$7,214	$107,198

For the Nine Months Ended September 30, 2015:
Commercial real estate loans	5.14%	$(9,071)	$31	$61,099	$1,051	$62,181
Middle market loans	9.41%	$(477)	72	21,442	547	22,061
Bank loans	3.77%	$(424)	551	7,387	443	8,381
Total interest income from loans			654	89,928	2,041	92,623
ABS	14.39%	$(629)	270	5,655	—	5,925
CMBS-private placement	5.08%	$(1,379)	762	7,293	—	8,055
RMBS	4.88%	$27	(36)	379	—	343
Corporate bonds	4.88%	$(35)	5	90	—	95
Total interest income from securities			1,001	13,417	—	14,418
Direct Financing Leases	N/A	N/A	—	250	—	250
Total interest income from leasing			—	250	—	250
Preference payments on structured notes	N/A	N/A	—	2,613	—	2,613
Other	N/A	N/A	—	306	—	306
Total interest income - other			—	2,919	—	2,919
Total interest income			$1,655	$106,514	$2,041	$110,210

(Back to Index)

(Back to Index)

	For the Three Months Ended
	September 30,
	2016	2015	Dollar Change	Percent Change
Interest income:
Interest income from loans:
Commercial real estate loans	$21,763	$22,418	$(655)	(3)%
Middle market loans	4,240	8,253	(4,013)	(49)%
Bank loans	—	1,826	(1,826)	(100)%
Total interest income from loans	26,003	32,497	(6,494)	(20)%

Interest income from securities:
ABS	3,461	1,586	1,875	118%
CMBS-private placement	1,123	3,228	(2,105)	(65)%
RMBS	18	20	(2)	(10)%
Corporate bonds	—	32	(32)	(100)%
Total interest income from securities	4,602	4,866	(264)	(5)%

Interest income from leasing:
Direct financing leases	(22)	(8)	(14)	(175)%
Total interest income from leasing	(22)	(8)	(14)	(175)%

Interest income - other:
Preference payments on structured notes	724	803	(79)	(10)%
Temporary investment in over-night repurchase agreements	45	165	(120)	(73)%
Total interest income - other	769	968	(199)	(21)%
Total interest income	$31,352	$38,323	$(6,971)	(18)%

(Back to Index)

(Back to Index)

	For the Nine Months Ended
	September 30,
	2016	2015	Dollar Change	Percent Change
Interest income:
Interest income from loans:
Commercial real estate loans	$64,514	$62,181	$2,333	4%
Middle market loans	24,662	22,061	2,601	12%
Bank loans	51	8,381	(8,330)	(99)%
Total interest income from loans	89,227	92,623	(3,396)	(4)%

Interest income from securities:
ABS	10,246	5,925	4,321	73%
CMBS-private placement	3,398	8,055	(4,657)	(58)%
Corporate bonds	—	95	(95)	(100)%
RMBS	47	343	(296)	(86)%
Total interest income from securities	13,691	14,418	(727)	(5)%

Interest income from leasing:
Direct financing leases	(37)	250	(287)	(115)%
Total interest income from leasing	(37)	250	(287)	(115)%

Interest income - other:
Preference payments on structured notes	4,221	2,613	1,608	62%
Temporary investment in over-night repurchase agreements	96	306	(210)	(69)%
Total interest income - other	4,317	2,919	1,398	48%
Total interest income	$107,198	$110,210	$(3,012)	(3)%
Three and Nine Months Ended September 30, 2016 as compared to Three and Nine Months Ended September 30, 2015
Aggregate interest income decreased $7.0 million and $3.0 million to $31.4 million and $107.2 million for the three and nine months ended September 30, 2016, respectively, as compared to $38.3 million and $110.2 million for the three and nine months ended September 30, 2015, respectively. We attribute these changes to the following:
Interest Income from Loans
Commercial real estate loans. Interest income on CRE loans decreased $655,000 and increased $2.3 million to $21.8 million and $64.5 million for the three and nine months ended September 30, 2016, respectively. The decrease for the three months ended September 30, 2016 is primarily due to the deconsolidation of our CRE loans at RREF 2006-1 and RREF 2007-1. The increase for the nine months ended September 30, 2016 is attributable to the origination of loans in our most recent CRE securitization, RCC 2015- CRE 4, which closed in August 2015.
Middle market loans. On August 4, 2016, we sold Northport TRS, LLC, selling substantially all of our direct middle market loans and one syndicated loan with a combined par balance of $257.3 million. This reduced the weighted average balance to $168.4 million and $285.3 million for the three and nine months ended September 30, 2016, respectively, as compared to a weighted average balance of $338.3 million and $300.4 million for the three and nine months ended September 30, 2015. The weighted average yield on investments increased from 9.55% and 9.68% for the three and nine months ended September 30, 2015 to 9.85% and 11.34% for the three and nine months ended September 30, 2016, respectively, which was primarily driven by $2.6 million of prepayment fees earned during for the nine months ended September 30, 2016.

(Back to Index)

(Back to Index)

Bank loans. The weighted average loan balance on our bank loan portfolio decreased by $164.2 million and $248.5 million for three and nine months ended September 30, 2016, respectively, due to the liquidation of Apidos CDO III, Ltd. (“Apidos CDO III”) in June 2015 and the deconsolidation of Apidos Cinco CDO as of January 1, 2016, which is now recorded in interest income from securities.
Interest Income from Securities
Asset-Backed Securities, or ABS. Interest income from ABS increased $1.9 million and $4.3 million to $3.5 million and $10.2 million for the three and nine months ended September 30, 2016, respectively. The increase for the three and nine months ended September 30, 2016 is primarily attributable to the deconsolidation of RREF CDO 2006-1, RREF CDO 2007-1, and Apidos Cinco CDO on January 1, 2016. As a result of the deconsolidation, the interest income derived from ABS is now reported as interest income from available-for-sale securities as compared to loan interest income in the prior year. The deconsolidation significantly contributed to the increase in the weighted average balance of ABS from $48.3 million to $140.5 million and from $51.3 million to $154.3 million for the three and nine months ended September 30, 2016, respectively. The decrease in weighted average yield from 14.07% to 9.77% and from 15.74% to 8.84% directly relates to the deconsolidation of RCM Global and Pelium Capital whose income is now reported under earnings in unconsolidated entities.
Interest income - other.  Interest income - other decreased $199,000 and increased $1.4 million to $769,000 and $4.3 million for the three and nine months ended September 30, 2016, respectively, as compared to $968,000 and $2.9 million for the three and nine months ended September 30, 2015. The decrease for the three months ended September 30, 2016 is related to the warehouse period ending on our investment in ZWH4, LLC ("ZAIS") in May 2016. We earned $450,000 of income on this investment in the three months ended September 30, 2015. This decrease was partially offset by an increase of $138,000 in other interest income. The increase for the nine months ended September 30, 2016 is attributable to our investment in Harvest XV, in which $2.1 million in income was earned. This was partially offset by a decrease in $760,000 of income due to the sale of Harvest X in September 2015.
Interest Expense
The following tables set forth information relating to our interest expense incurred for the periods presented by asset class (in thousands, except percentages):

	For the Three Months Ended		For the Three Months Ended
	September 30, 2016		September 30, 2015
	Weighted Average		Weighted Average
	Cost of Funds	Balance	Cost of Funds	Balance
Interest expense:
Commercial real estate loans	3.43%	$933,616	2.53%	$1,095,272
Convertible senior notes	8.27%	$215,000	8.25%	$215,000
Middle market loans	3.14%	$53,218	3.13%	$155,130
CMBS-private placement	2.18%	$65,845	1.58%	$81,056
General	4.70%	$51,548	5.73%	$51,548
Hedging instruments	—%	$—	6.65%	$106,747
Bank loans	—%	$—	0.98%	$179,371
Securitized borrowings	—%	$—	—%	$5,193

(Back to Index)

(Back to Index)

	For the Nine Months Ended		For the Nine Months Ended
	September 30, 2016		September 30, 2015
	Weighted Average		Weighted Average
	Cost of Funds	Balance	Cost of Funds	Balance
Interest expense:
Commercial real estate loans	3.19%	$992,050	2.36%	$1,018,506
Convertible senior notes	8.27%	$215,000	8.22%	$510,604
Middle market loans	6.64%	$122,887	3.04%	$134,588
CMBS-private placement	2.05%	$65,583	1.57%	$81,014
General	4.61%	$51,548	5.02%	$51,548
Hedging instruments	5.25%	$1,880	5.75%	$114,826
Bank loans	—%	$—	1.05%	$255,284
RMBS	—%	$—	5.17%	$8,403
Securitized borrowings	—%	$—	4.56%	$5,193

Type of Security	Coupon Interest	Unamortized Deferred Debt Expense	Net Amortization	Interest Expense	Total
For the Three Months Ended September 30, 2016:
Commercial real estate loans	2.60%	$4,149	$1,646	$6,418	$8,064
Convertible senior notes	6.93%	$3,022	709	3,725	4,434
Middle market loans	—%	$—	—	467	467
General	4.62%	$—	27	619	646
CMBS-private placement	2.18%	$3	—	485	485
Hedging	—%	$—	—	24	24
Total interest expense			$2,382	$11,738	$14,120

For the Three Months Ended September 30, 2015:
Commercial real estate loans	1.90%	$256	$1,713	$5,475	7,188
Convertible senior notes	6.93%	$4,193	708	3,725	4,433
Hedging	5.37%	$—	—	1,771	1,771
Middle market loans	3.13%	$3,258	233	1,247	1,480
Bank loans	0.98%	$—	—	452	452
General	4.24%	$188	52	698	750
CMBS-private placement	1.57%	$2	1	332	333
Securitized borrowings	—%	$—	—	(77)	(77)
Total interest expense			$2,707	$13,623	$16,330

(Back to Index)

(Back to Index)

Type of Security	Coupon Interest	Unamortized Deferred Debt Expense	Net Amortization	Interest Expense	Total
For the Nine Months Ended September 30, 2016:
Commercial real estate loans	2.49%	$4,149	$4,264	$19,618	$23,882
Convertible senior notes	6.93%	$3,022	2,123	11,175	13,298
Middle market loans	3.31%	$—	3,026	3,155	6,181
General	4.57%	$—	135	1,806	1,941
CMBS-private placement	2.05%	$3	—	1,184	1,184
Hedging	5.25%	$—	—	95	95
Total interest expense			$9,548	$37,033	$46,581

For the Nine Months Ended September 30, 2015:
Commercial real estate loans	1.89%	$256	$3,418	$14,857	$18,275
Convertible senior notes	6.91%	$4,193	2,068	10,886	12,954
Hedging	5.28%	$—	—	4,923	4,923
Middle market loans	3.04%	$3,258	551	3,131	3,682
Bank loans	0.95%	$—	201	1,853	2,054
General	4.22%	$188	155	1,804	1,959
CMBS-private placement	1.57%	$2	—	982	982
RMBS	1.17%	$—	—	327	327
Securitized borrowings	—%	$—	—	178	178
Total interest expense			$6,393	$38,941	$45,334

	For the Three Months Ended
	September 30,
	2016	2015	Dollar Change	Percent Change
Interest expense:
Commercial real estate loans	$8,064	$7,188	$876	12%
Convertible senior notes	4,434	4,433	1	—%
Middle market loans	467	1,480	(1,013)	(68)%
General	646	750	(104)	(14)%
CMBS-private placement	485	333	152	46%
Hedging instruments	24	1,771	(1,747)	(99)%
Bank loans	—	452	(452)	(100)%
Securitized borrowings	—	(77)	77	(100)%
Total interest expense	$14,120	$16,330	$(2,210)	(14)%

(Back to Index)

(Back to Index)

	For the Nine Months Ended
	September 30,
	2016	2015	Dollar Change	Percent Change
Interest expense:
Commercial real estate loans	$23,882	$18,275	$5,607	31%
Convertible senior notes	13,298	12,954	344	3%
Middle market loans	6,181	3,682	2,499	68%
General	1,941	1,959	(18)	(1)%
CMBS-private placement	1,184	982	202	21%
Hedging instruments	95	4,923	(4,828)	(98)%
Bank loans	—	2,054	(2,054)	(100)%
RMBS	—	327	(327)	(100)%
Securitized borrowings	—	178	(178)	(100)%
Total interest expense	$46,581	$45,334	$1,247	3%
Three and Nine Months Ended September 30, 2016 as compared to Three and Nine Months Ended September 30, 2015

Aggregate interest expense decreased $2.2 million and increased $1.2 million to $14.1 million and $46.6 million for the three and nine months ended September 30, 2016 respectively as compared to $16.3 million and $45.3 million for the three and nine months ended September 30, 2015, respectively. We attribute the changes to the following:
Commercial real estate loans. Interest expense on commercial real estate loans increased $876,000 and $5.6 million to $8.1 million and $23.9 million for the three and nine months ended September 30, 2016, respectively. The increase was related to the increased borrowings from the consolidation of our securitization, RCC 2015-CRE4, which closed in August 2015 and, to a lesser extent, our securitization, RCC 2015-CRE3, that closed in February 2015. Current year interest expense also included a new financing facility to fund the production of new loans that was not included in the same period last year. These increases were partially offset by a decrease in interest expense due to the deconsolidation of RREF CDO 2006-1 and RREF CDO 2007-1.
Middle market loans. Interest expense on middle market loans decreased $1.0 million and increased $2.5 million to $467,000 and $6.2 million for the three and nine months ended September 30, 2016, respectively, as compared to $1.5 million and $3.7 million for the three and nine months ended September 30, 2015, respectively. On August 4, 2016, we sold Northport TRS, LLC. As a result of the transaction, $2.6 million of amortization of the remaining deferred debt issuance costs related to the credit facility were accelerated and recorded as interest expense as of June 30, 2016.
Hedging Instruments. Interest expense on hedging instruments decreased $1.7 million and $4.8 million for the three and nine months ended September 30, 2016, respectively. The decrease is related to the deconsolidation of six hedge contracts in accordance with the deconsolidation of RREF CDO 2006-1 and RREF CDO 2007-1 on January 1, 2016 and maturity of two hedge contracts during the first quarter of 2016.
Bank loans. Interest expense on bank loans decreased $452,000 and $2.1 million for the three and nine months ended September 30, 2016. The decrease is due to the deconsolidation of our remaining CLO, Apidos Cinco CDO, and, to a lesser extent, the liquidation of Apidos CDO III, Ltd. (“Apidos CDO III”) in June 2015.

(Back to Index)

(Back to Index)

Revenue
The following table sets forth information relating to our non-interest revenue for the periods presented (in thousands):

	For the Three Months Ended
	September 30,
	2016	2015	Dollar Change	Percent Change
Revenue:
Gain (loss) on sale of residential mortgage loans	$6,026	$3,154	$2,872	91%
Dividend income	(188)	17	(205)	(1,206)%
Fee income	2,023	781	1,242	159%
Total revenue	$7,861	$3,952	$3,909	99%

	For the Nine Months Ended
	September 30,
	2016	2015	Dollar Change	Percent Change
Revenue:
Gain (loss) on sale of residential mortgage loans	$15,607	$11,594	$4,013	35%
Dividend income	(153)	50	(203)	(406)%
Fee income	1,425	4,767	(3,342)	(70)%
Total revenue	$16,879	$16,411	$468	3%
Three and Nine Months Ended September 30, 2016 as compared to Three and Nine Months Ended September 30, 2015
Gain (loss) on sale of residential mortgage loans. Gain (loss) on sale of residential mortgage loans increased $2.9 million and $4.0 million for the three and nine months ended September 30, 2016, respectively. In October 2016, Primary Capital Mortgage, LLC ("PCM") reached an agreement to settle the litigation initiated by a third party in May 2014 related to the settlement of legacy repurchase claims.  In connection therewith, PCM recorded an additional $1.0 million of indemnifications during the three months ended September 30, 2016 to fully reserve the total settlement amount of $2.1 million as of September 30, 2016. In addition, there was an increase in secondary marketing income, where mortgage loans and servicing rights are sold between mortgage originators and investors, on our residential loan portfolio year over year.
Fee income. Fee income increased $1.2 million and decreased $3.3 million to $2.0 million and $1.4 million for the three and nine months ended September 30, 2016, respectively. These changes relate to recording a temporary impairment against income on our mortgage servicing rights portfolio of $800,000 and $5.6 million and its corresponding amortization for the three and nine months ended September 30, 2016 as compared to impairment on our mortgage servicing rights portfolio of $900,000 and $650,000 for the three and nine months ended September 30, 2015, respectively. A discounted cash flow approach is used to estimate the fair value of MSRs utilizing the valuation services of an independent third party. The key assumptions used in the estimation of the fair value of MSRs include prepayment speeds, discount rates, default rates, cost to service, contractual servicing fees and escrow earnings. In addition, there was a decrease in income resulting from the run-off of managed assets related to our investment in Resource Capital Asset Management, or RCAM, which holds management contracts that entitle us to collect senior, subordinated, and incentive fees related to RCAM's remaining CLO issuers that it manages.

(Back to Index)

(Back to Index)

Operating Expenses
The following table sets forth information relating to our operating expenses incurred for the periods presented (in thousands):

	For the Three Months Ended
	September 30,
	2016	2015	Dollar Change	Percent Change
Operating expenses:
Management fees - related party	$3,053	$3,252	$(199)	(6)%
Equity compensation - related party	1,766	(225)	1,991	885%
Lease operating	1	(33)	34	103%
General and administrative	12,341	10,223	2,118	21%
Depreciation and amortization	505	628	(123)	(20)%
Impairment losses	25,297	—	25,297	100%
Provision (recovery) for loan and lease losses	7,683	1,034	6,649	643%
Total operating expenses	$50,646	$14,879	$35,767	240%

	For the Nine Months Ended
	September 30,
	2016	2015	Dollar Change	Percent Change
Operating expenses:
Management fees − related party	$10,189	$10,312	$(123)	(1)%
Equity compensation − related party	4,444	1,561	2,883	185%
Rental operating expense	—	6	(6)	(100)%
Lease operating	5	14	(9)	(64)%
General and administrative	33,353	29,641	3,712	13%
Depreciation and amortization	1,650	1,814	(164)	(9)%
Net impairment losses recognized in earnings	25,297	59	25,238	42,776%
Provision (recovery) for loan losses	19,819	43,834	(24,015)	(55)%
Total operating expenses	$94,757	$87,241	$7,516	9%
Three and Nine Months Ended September 30, 2016 as compared to Three and Nine Months Ended September 30, 2015
Management fees − related party. Management fees-related party decreased $199,000 and $123,000 to $3.1 million and $10.2 million for the three and nine months ended September 30, 2016, respectively as compared to $3.3 million and $10.3 million for the three and nine months ended September 30, 2015, respectively. This expense represents compensation in the form of base management fees and incentive management fees pursuant to our management agreement as well as fees to the Manager of our structured note portfolio. The changes are described below:

•
Base management fee is a monthly fee equal to 1/12th of the amount of our equity multiplied by 1.50%. Under the management agreement, "equity" is equal to the net proceeds from any issuance of shares of capital stock less offering related costs, plus or minus our retained earnings (excluding non-cash equity compensation incurred in current or prior periods) less any amounts we have paid for stock repurchases. The calculation is adjusted for one-time events due to changes in GAAP, as well as other non-cash charges upon approval of our independent directors. The base management fee decreased for the three and nine months ended September 30, 2016 as compared to the three and nine months ended September 30, 2015 due to decreased stockholders' equity, a component in the formula by which base management fees are calculated, primarily as a result of our repurchase of approximately 8.3% of our outstanding shares as part of our $50.0 million repurchase plan and quarterly dividend distributions in excess of earnings.

•
Incentive management fees are based upon the excess of adjusted operating earnings, as defined in the management agreement, over a variable base rate. There were no fees paid for the three and nine months ended September 30, 2016 or three and nine months ended September 30, 2015.

•	An oversight management fee is a quarterly fee paid to Resource America to reimburse it for additional costs incurred

(Back to Index)

(Back to Index)

related to our life care business, Long Term Care Conversion Funding, established for the purpose of acquiring life settlement contracts. The initial agreement, authorized in December 2012, provided for an annual fee of $550,000, with a two year term. In March 2015, the agreement was amended to extend the term for an additional two years terminating in December 2016. The oversight management fee was approximately $138,000 and $412,000 for the three and nine months ended September 30, 2016 and $139,000 and $411,000 for the three and nine months ended September 30, 2015.
Equity compensation - related party. Equity compensation - related party increased $2.0 million and $2.9 million to $1.8 million and $4.4 million for the three and nine months ended September 30, 2016, respectively as compared to income of $225,000 and expense of $1.6 million for the three and nine months ended September 30, 2015, respectively. These expenses relate to the amortization of annual grants of restricted common stock to our non-employee independent directors, and annual and discretionary grants of restricted stock to employees of Resource America who provide investment management services to us through our Manager as well as employees of our residential mortgage company subsidiary. This increase was primarily attributable to additional amortization of equity compensation in the amount of $896,000 related to the acceleration of shares granted to terminated executives at the close of the C-III merger. In addition, accelerated amortization of $555,000 of equity compensation expense was recorded at PCM in connection with an employment separation agreement during the first quarter of 2016. In addition, there was an increase in our stock price at September 30, 2016 compared to September 30, 2015, which directly impacts our quarterly measurement of compensation expense.
General and administrative expense. General and administrative expense increased $2.1 million and $3.7 million to $12.3 million and $33.4 million for the three and nine months ended September 30, 2016, respectively, as compared to $10.2 million and $29.6 million for the three and nine months ended September 30, 2015, respectively. The following table presents the allocation of general and administrative expenses between Corporate and PCM:

	For the Three Months Ended
	September 30,
	2016	2015	Dollar Change	Percent Change
General and administrative expenses:
Corporate	$4,432	$4,053	$379	9%
PCM	7,909	6,170	1,739	28%
Total	$12,341	$10,223	$2,118	21%

	For the Nine Months Ended
	September 30,
	2016	2015	Dollar Change	Percent Change
General and administrative expenses:
Corporate	$12,617	$12,902	$(285)	(2)%
PCM	20,736	16,739	3,997	24%
Total	$33,353	$29,641	$3,712	13%
General and administrative expense - Corporate. General and administrative expense - Corporate increased $379,000 and decreased $285,000 to $4.4 million and $12.6 million for the three and nine months ended September 30, 2016, respectively, as compared to $4.1 million and $12.9 million for the three and nine months ended September 30, 2015. The increase in expenses for the three months ended September 30, 2016 is primarily attributable to legal expenses of approximately $216,000 related to the C-III transaction. The decrease in expenses for the nine months ended September 30, 2016 is related to the deconsolidation of RCM Global, Pelium, Apidos Cinco CDO, and RREF CDO 2006-1 and RREF CDO 2007-1. Specific expenses are no longer recorded on an entity level basis for these entities. Prior to deconsolidation, each of the three CDOs recorded an average of $50,000 of general and administrative expenses each quarter and Pelium recorded approximately $75,000 each quarter. The decrease year over year was also related to a non-recurring expense of approximately $399,000 relating to a proposed restructuring which we determined not to pursue during the six months ended June 30, 2015. The decreases for the nine months ended September 30, 2016 were partially offset by legal expenses related to the closing of the Northport TRS, LLC sale transaction recorded during the second and third quarters of 2016.

(Back to Index)

(Back to Index)

General and administrative expense - PCM. General and administrative expense - PCM increased $1.7 million and $4.0 million to $7.9 million and $20.7 million for the three and nine months ended September 30, 2016, respectively, as compared to $6.2 million and $16.7 million for the three and nine months ended September 30, 2015, respectively. The increase is attributable to an increase in compensation costs and consulting fees to support PCM's continued geographic expansion as well as an increase in loan processing fees related to a rise in loan volume.
Depreciation and amortization. Depreciation and amortization decreased $123,000 and $164,000 to $505,000 and $1.7 million for the three and nine months ended September 30, 2016 respectively, as compared to $628,000 and $1.8 million for the three and nine months ended September 30, 2015, respectively. The decrease for the three and nine months ended September 30, 2016 was primarily due to an RCAM-managed CLO being called in January 2016 and, as a result, termination of amortization on the underlying intangible asset.
Net impairment losses recognized in earnings. Net impairment losses recognized in earnings was $25.3 million for both the three and nine months ended September 30, 2016. This impairment is primarily related to other-than-temporary impairment recorded on our investment in RREF CDO 2007-1, which is now classified as investment securities available-for-sale. Third-party appraisers were recently engaged to perform appraisals on six of the seven remaining, legacy commercial real estate loans, which are part of the asset pool of RREF CDO 2007-1. As a result of having the properties supporting the loans appraised, two of the commercial real estate loans in the vehicle were determined to have cost bases in excess of their updated cash flows, as a result of the updated appraisals, causing a collective impairment charge to the cash flows of the vehicle of $20.7 million. In addition, impairment losses of $3.7 million, on a pre-tax basis, were recognized as a result of the reduction of the actual and expected revenue-earning useful lives of two RCAM managed CLOs: Shasta and San Gabriel. The Shasta CLO was called on October 20, 2016 and the San Gabriel CLO is expected to be called in the next three quarters.
Provision for loan and lease losses. Provision for loan and lease losses increased $6.6 million and decreased $24.0 million to $7.7 million and $19.8 million for the three and nine months ended September 30, 2016, respectively, as compared to $1.0 million and $43.8 million for the three and nine months ended September 30, 2015, respectively. The following table summarizes the information relating to our provision for loan losses for the periods presented (in thousands):

	For the Three Months Ended
	September 30,
	2016	2015	Dollar Change	Percent Change
CRE loan portfolio	$7,997	$(47)	$8,044	17,115%
Bank loan portfolio	(435)	178	(613)	(344)%
Middle market loan portfolio	121	903	(782)	(87)%
Total provision for loan and lease losses	$7,683	$1,034	$6,649	643%

	For the Nine Months Ended
	September 30,
	2016	2015	Dollar Change	Percent Change
CRE loan portfolio	$7,997	$38,025	$(30,028)	(79)%
Bank loan portfolio	(358)	1,912	(2,270)	(119)%
Middle market loan portfolio	12,180	4,223	7,957	188%
Residential mortgage loans	—	(110)	110	100%
Loan receivable-related party	—	(216)	216	100%
Total provision for loan and lease losses	$19,819	$43,834	$(24,015)	(55)%

CRE loan portfolio provision - The CRE loan portfolio provision increased by $8.0 million and decreased by $30.0 million for the three and nine months ended September 30, 2016. During the three months ended September 30, 2016, we recorded specific provisions of $6.1 million and $2.0 million, against two loans with amortized costs of $27.5 million and $2.0 million, respectively. As part of our ongoing monitoring, we obtained appraisals on six commercial real estate loans from third party vendors. Two of the loans were appraised and deemed to be valued below their previously stated cost basis. One loan, a hotel located in Studio City, CA, was previously under contract for sale that supported the value in excess of our loan amount. The contract for sale was dissolved in October 2016 and we utilized an updated appraisal as the determinant of value. The loan has a maturity date of February 2017 which triggered an appraisal on the ‘as-is’ basis to determine its current value resulting in a specific reserve of $6.1 million on the mezzanine tranches of the loan. The second loan, a hotel located in Tucson, AZ, was supported by a broker quote

(Back to Index)

(Back to Index)

received during the December 2015 audit review. After the property had a modification of terms with the operating manager an updated appraisal was requested which applied updated assumptions to the cash flow analysis of the property. The appraisal returned an ‘as-stabilized’ value below our cost basis and as a result, the mezzanine tranche of $2.0 million was fully reserved. The senior tranche of the loan is held in RREF CDO 2007-1. The provisions recorded against the loans reflect the estimated recoverable value. These and other assets in the loan pool continue to be monitored consistent with our impairment evaluation process. During the second quarter of 2015, we recorded an allowance for loan loss on a subordinated mezzanine loan position that was acquired in 2007. The outstanding loan balance of $38.1 million was fully reserved and associated accrued interest of $3.0 million was reversed against interest income, for a total charge to operations of $41.1 million. The loan was originally supported by a portfolio of 13 hotel properties, most of which were luxury brand hotels. As of June 2015, of the original 13 hotel properties securing the loan, three properties remained, all of which were located in or near San Juan, Puerto Rico. As a result of economic and credit disruptions in Puerto Rico, we determined that the loan was impaired and required a full reserve as of June 2015.
Bank loan portfolio provision - The bank loan provision decreased by $613,000 and $2.3 million for the three and nine months ended September 30, 2016, respectively. These decreases are due to the call and liquidation of Apidos CDO III in June 2015 and the deconsolidation of Apidos Cinco CDO on January 1, 2016. The recovery recorded in 2016 is due to receiving a cash payment on a position that was previously written-off at the time of liquidation.
Middle market loan portfolio provision - The middle market loan provision decreased by $782,000 and increased by $8.0 million for the three and nine months ended September 30, 2016, respectively. During the three months ended September 30, 2016, we recorded a provision of approximately $121,000, relating to an additional loss on the sale of Northport TRS, LLC. For the nine months ended, we recorded a provision of $12.2 million, of which $9.2 million related to the sale of Northport TRS, LLC, and $3.4 million related to the one direct origination loan we retained following the sale, offset by a $480,000 improvement in fair value mark on another position.
Other Income (Expense)
The following table sets forth information relating to our other income (expense) incurred for the periods presented (in thousands):

	For the Three Months Ended
	September 30,
	2016	2015	Dollar Change	Percent Change
Other Income (Expense):
Equity in earnings of unconsolidated subsidiaries	$1,032	$334	$698	209%
Net realized and unrealized gain (loss) on sales of investment securities available-for-sale and loans and derivatives	(10,106)	2,457	(12,563)	(511)%
Net realized and unrealized gain (loss) on investment securities, trading	(242)	(580)	338	58%
(Loss) on reissuance/gain on extinguishment of debt	—	(332)	332	100%
(Loss) gain on sale of real estate	31	(19)	50	263%
Other income (expense)	1,500	—	1,500	100%
Total other income (expense)	$(7,785)	$1,860	$(9,645)	(519)%

(Back to Index)

(Back to Index)

	For the Nine Months Ended
	September 30,
	2016	2015	Dollar Change	Percent Change
Other Income (Expense):
Equity in earnings of unconsolidated subsidiaries	$5,950	$1,702	$4,248	250%
Net realized and unrealized gain (loss) on sales of investment securities available-for-sale and loans and derivatives	(7,817)	16,612	(24,429)	(147)%
Net realized and unrealized gain (loss) on investment securities, trading	86	1,773	(1,687)	(95)%
Unrealized gain (loss) and net interest income on linked transactions, net	—	235	(235)	(100)%
(Loss) on reissuance/gain on extinguishment of debt	—	(1,403)	1,403	100%
(Loss) gain on sale of real estate	28	(19)	47	247%
Other income (expense)	1,500	—	1,500	100%
Total other income (expense)	$(253)	$18,900	$(19,153)	(101)%
Three and Nine Months Ended September 30, 2016 as compared to Three and Nine Months Ended September 30, 2015
Equity in earnings of unconsolidated subsidiaries. Equity in earnings of unconsolidated subsidiaries increased $698,000 and $4.2 million to $1.0 million and $6.0 million for the three and nine months ended September 30, 2016 respectively, as compared to $334,000 and $1.7 million for the three and nine months ended September 30, 2015, respectively. An increase in earnings of approximately $485,000 and $2.6 million, respectively, was primarily related to two of our previously consolidated VIEs, RCM Global and Pelium, which are now accounted for as equity method investments due to a new amendment to the consolidation guidance which we adopted on January 1, 2016. We also recognized a gain from our equity investment in Pearlmark for the three and nine months ended September 30, 2016 of $132,000 and $551,000, respectively. We did not begin recognizing income from this investment until the fourth quarter of 2015. In addition, our investment in Leaf Commercial Capital realized a $1.4 million increase in income year over year due to increased lease originations.
Net realized and unrealized gain (loss) on sales of investment securities available-for-sale and loans. Net realized and unrealized gain (loss) on investment securities available-for-sale and loans decreased $12.6 million and $24.4 million to a losses of $10.1 million and $7.8 million for the three and nine months ended September 30, 2016, respectively as compared to gains of $2.5 million and $16.6 million for the three and nine months ended September 30, 2015, respectively. These losses are primarily attributable to a $9.6 million loss recorded on one of the retained middle market direct origination loans that is included in loans held for sale as of September 30, 2016. This loan missed payment on its last two interest payments and the loan was marked down based on an external third party valuation. In addition, during 2015, we recognized increased gains related to the net gain on the sale and settlement of certain securities in the RCM Global portfolio, and the in-kind distribution and subsequent sale of those securities, net realized and unrealized gains on foreign exchange transactions from the settlement of contracts, and unrealized gains on interest rate lock commitments on our residential loan portfolio. We had no such gains during the three and nine months ended September 30, 2016. In addition, the RCM Global portfolio was deconsolidated effective January 1, 2016 and as a result our investment is now accounted for as an equity method investment.
Net realized and unrealized (loss) gain on investment securities, trading. Net realized and unrealized (loss) gain on investment securities, trading increased $338,000 and decreased $1.7 million to a loss of $242,000 and a gain of $86,000 during the three and nine months ended September 30, 2016, respectively, as compared to a loss of $580,000 and a gain of $1.8 million for the three and nine months ended September 30, 2015, respectively. The 2016 activity is related to the change in valuation of trading securities on our legacy portfolio. The 2015 activity was primarily related to unrealized and realized gains recognized on Pelium Capital which invested in structured securities classified as trading securities. The Pelium Capital portfolio was deconsolidated effective January 1, 2016 and is now accounted for as an equity method investment.
Loss on reissuance/gain on extinguishment of debt. Loss on reissuance/gain on extinguishment of debt was $332,000 and $1.4 million for the three and nine months ended September 30, 2015, respectively. There were no gains or losses for the three and nine months ended September 30, 2016. The transactions that give rise to the recognition of a loss on the reissuance of debt resulted from the reissuance of previously repurchased senior and junior notes in our consolidated VIEs in the open market. These senior and junior notes were originally repurchased at discounts to par and represented an opportunity to provide us strategic

(Back to Index)

(Back to Index)

financing at beneficial rates upon reissuance. At the date these notes were repurchased, a gain, representing the difference between the repurchase price and the par value of the note, was recognized. As the same notes are reissued at a price less than par, an unrealized loss equal to the difference between the reissued price and the par value of the note is recognized in current earnings.
Other income (expense). Other income (expense) increased $1.5 million for both the three and nine months ended September 30, 2016. This income represents a consent fee paid to us by Resource America at the closing of the C-III merger on September 8, 2016 in exchange for the authorization and approval to waive our rights under the management agreement to terminate the agreement as a result of a change in control of our manager.
Financial Condition
Summary.
Our total assets were $2.2 billion at September 30, 2016 as compared to $2.8 billion at December 31, 2015.  The decrease in total assets was principally due to the adoption of the consolidation guidance on VIEs and the resulting deconsolidation of the following entities: RREF CDO 2006-1, RREF CDO 2007-1, Apidos Cinco CDO, Pelium Capital and RCM Global. In addition, we sold substantially all of our direct origination middle market loans and one syndicated loan with a par balance of $257.3 million with the sale of Northport TRS, LLC, which closed on August 4, 2016. In addition, Impairment losses taken on investment securities available-for-sale and intangible assets, provisions for loan loss, and the recognition of deferred tax asset valuation adjustments recorded during the three months ended September 30, 2016 also had a significant impact on the decrease of our assets.
Investment Portfolio.
The table below summarizes the amortized cost and net carrying amount of our investment portfolio, classified by asset type.  The following table includes both (i) the amortized cost of our investment portfolio and (ii) the net carrying amount of our investment portfolio for the period presented as follows (in thousands, except percentages):

	Amortized Cost	Net Carrying Amount	Percent of Portfolio	Weighted Average Coupon
As of September 30, 2016
Loans Held for Investment:
CRE whole loans(1)	$1,361,183	$1,351,761	69.92%	5.54%
Middle market loans	51,539	51,539	2.67%	8.57%
Residential mortgage loans(7)	3,292	3,281	0.17%	4.15%
	1,416,014	1,406,581	72.76%
Loans Held for Sale (4):
Middle market loans	7,182	7,182	0.37%	10.24%
Residential mortgage loans	190,433	190,433	9.85%	3.63%
	197,615	197,615	10.22%
Investments in Available-for-Sale Securities:
CMBS - private placement	82,595	81,761	4.23%	4.13%
RMBS	1,624	1,798	0.09%	5.29%
ABS	149,320	153,146	7.92%	N/A (3)
	233,539	236,705	12.24%
Investment Securities-Trading:
Structured notes	5,914	3,747	0.19%	N/A (3)
	5,914	3,747	0.19%
Other (non-interest bearing):
Investment in unconsolidated entities	88,149	88,149	4.56%	N/A(3)
Direct financing leases(8)	1,036	571	0.03%	5.66%
	89,185	88,720	4.59%
Total Investment Portfolio	$1,942,267	$1,933,368	100.00%

(Back to Index)

(Back to Index)

	Amortized cost	Net Carrying Amount	Percent of portfolio	Weighted average coupon
As of December 31, 2015
Loans Held for Investment:
Commercial real estate loans (2):
Whole loans	$1,630,801	$1,627,056	64.02%	5.09%
B notes	15,934	15,919	0.63%	8.68%
Mezzanine loans	45,372	7,293	0.29%	9.01%
Bank loans (5)	134,517	133,235	5.24%	3.80%
Middle market loans (6)	379,452	375,513	14.78%	9.72%
Residential mortgage loans(7)	1,746	1,735	0.07%	4.44%
	2,207,822	2,160,751	85.03%
Loans Held for Sale (4):
Bank loans	1,475	1,475	0.06%	0.84%
Residential mortgage loans	94,471	94,471	3.72%	3.92%
	95,946	95,946	3.78%
Investments in Available-for-Sale Securities:
CMBS-private placement	158,584	159,424	6.27%	5.21%
RMBS	2,156	2,190	0.08%	4.87%
ABS	41,994	44,214	1.74%	N/A (3)
Corporate Bonds	2,422	2,260	0.09%	4.88%
	205,156	208,088	8.18%
Investment Securities-Trading:
Structured notes	28,576	25,550	1.00%	N/A (3)
RMBS	1,896	—	—%	N/A (3)
	30,472	25,550	1.00%
Other (non-interest bearing):
Investment in unconsolidated entities	50,030	50,030	1.97%	N/A (3)
Direct financing leases(8)	1,396	931	0.04%	5.66%
	51,426	50,961	2.01%
Total Investment Portfolio	$2,590,822	$2,541,296	100.00%

(1)	Net carrying amount includes allowance for loan losses of $9.4 million at September 30, 2016.

(2)
Net carrying amount includes allowance for loan losses of $41.8 million at December 31, 2015, allocated as follows: general allowance: B notes $15,000, mezzanine loans $38.1 million and whole loans $3.7 million.

(3)	There is no stated rate associated with these securities.

(4)	Loans held for sale are carried at the lower of cost or market. Amortized cost approximates fair value.

(5)	Net carrying amount includes allowance for loan losses of $1.3 million at December 31, 2015.

(6)	Net carrying amount includes allowance for loan losses of $3.9 million at December 31, 2015.

(7)	Net carrying amount includes allowance for loan losses of $11,000 at September 30, 2016 and December 31, 2015.

(8)	Net carrying amount includes allowance for lease losses of $465,000 at September 30, 2016 and December 31, 2015.
Commercial Mortgage-Backed Securities-Private Placement.  In the aggregate, we purchased our CMBS portfolio at a net premium to par value.  At September 30, 2016 and December 31, 2015, the remaining discount to be accreted into income over the remaining lives of the securities was $323,000 and $1.7 million, respectively. This decrease is primarily due to the deconsolidation of RREF CDO 2006-1 and RREF CDO 2007-1 and the underlying collateral held at these entities. At September 30, 2016 and December 31, 2015, the remaining premium to be amortized into income over the remaining lives of the securities was $42,000 and $710,000, respectively. These securities are classified as available-for-sale and, as a result, are carried at their fair value.
During the three and nine months ended September 30, 2016, we recognized a $732,000 other-than-temporary impairment on one position that supported our CMBS investments bringing the fair value to $3.2 million.  An approval to sell and the current price yielded a value that was less than a full recovery of our cost basis.  The net impairment losses were recognized in earnings in our consolidated statements of operations. During the three and nine months ended September 30, 2015, we had no losses included in earnings due to other-than-temporary impairment.

(Back to Index)

(Back to Index)

Securities classified as available-for-sale have decreased on a net basis as of September 30, 2016 as compared to December 31, 2015 primarily due to the deconsolidation of RREF CDO 2006-1 and RREF CDO 2007-1 effective January 1, 2016, and to $25.0 million of paydowns during the period. We perform an on-going review of third-party reports and updated financial data on the underlying property financial information to analyze current and projected loan performance.  Rating agency downgrades are considered with respect to our income approach when determining other-than-temporary impairment and, when inputs are stressed, the resulting projected cash flows reflect a full recovery of principal.
The following table summarizes our CMBS-private placement at fair value (in thousands, except percentages):

	Fair Value at						Fair Value at
	December 31, 2015	CMBS included in Deconsolidated Entities effective January 1, 2016	Net Purchases	Upgrades/Downgrades	Paydowns	MTM Change Same Ratings	September 30, 2016
Moody's Ratings Category:
Aaa	$22,414	$(1,443)	$711	$183	$(7,946)	$41	$13,960
Aa1 through Aa3	10,417	(10,255)	—	(162)	—	—	—
A1 through A3	7,650	(6,662)	—	10	(998)	—	—
Baa1 through Baa3	18,485	(13,262)	—	4,926	(4,596)	(36)	5,517
Ba1 through Ba3	21,702	(7,003)	—	22,464	(607)	(486)	36,070
B1 through B3	45,056	(12,149)	3,240	(18,552)	(8,861)	(181)	8,553
Caa1 through Caa3	2,013	(1,017)	—	(996)	—	—	—
Ca through C	559	(523)	—	(16)	—	—	20
Non-Rated	31,128	(3,462)	—	(7,857)	(2,011)	(157)	17,641
Total	$159,424	$(55,776)	$3,951	$—	$(25,019)	$(819)	$81,761

S&P Ratings Category:
AAA	$4,039	$—	$—	$8	$(2,341)	$(11)	$1,695
AA+ through AA-	5,235	(5,235)	—	—	—	—	—
A+ through A-	2	—	—	(2)	—	—	—
BBB+ through BBB-	30,838	(17,114)	—	4,887	(998)	(80)	17,533
BB+ through BB-	38,264	(12,077)	—	12,386	(9,512)	(383)	28,678
B+ through B-	34,596	(4,972)	3,240	(9,642)	(1,500)	(379)	21,343
CCC+ through CCC-	6,759	(6,148)	—	195	(607)	1	200
D	50	(39)	—	6	—	(17)	—
Non-Rated	39,641	(10,191)	711	(7,838)	(10,061)	50	12,312
Total	$159,424	$(55,776)	$3,951	$—	$(25,019)	$(819)	$81,761
Investment Securities, Trading.  The following table summarizes our structured notes and RMBS securities, which are classified as investment securities, trading, and are carried at fair value as follows (in thousands):

	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
As of September 30, 2016:
Structured notes	$5,914	$419	$(2,586)	$3,747
Total	$5,914	$419	$(2,586)	$3,747

As of December 31, 2015:
Structured notes	$28,576	$1,674	$(4,700)	$25,550
RMBS	1,896	—	(1,896)	—
Total	$30,472	$1,674	$(6,596)	$25,550

(Back to Index)

(Back to Index)

As a result of updated accounting guidance, effective January 1, 2016 we deconsolidated all of the assets of Pelium, which resulted in the removal of $21.9 million of investment securities, trading from our balance sheet, which is the primary cause of the decrease during the period. We sold no securities during the nine months ended September 30, 2016. We sold 19 securities during the nine months ended September 30, 2015, for a net realized gain of approximately $1.4 million. We held 6 and 56 investment securities, trading as of September 30, 2016 and December 31, 2015, respectively.
Real Estate Loans.  The following table is a summary of the loans in our commercial real estate loan portfolio (in thousands):

Description	Quantity	Amortized Cost	Contracted Interest Rates	Maturity Dates (3)
As of September 30, 2016:
Whole loans, floating rate(1) (3) (4) (5) (6) (7)	76	$1,361,183	LIBOR plus 2.50% to LIBOR plus 6.45%	January 2017 to October 2019
Mezzanine loans (10)	1	—	N/A	September 2021
Total (2) (9)	77	$1,361,183

As of December 31, 2015:
Whole loans, floating rate(1) (3) (4) (5) (6) (7)	87	$1,630,801	LIBOR plus 1.75% to LIBOR plus 12.00%	February 2016 to February 2019
B notes, fixed rate	1	15,934	8.68%	April 2016
Mezzanine loans, fixed rate (8)	2	45,372	9.01%	September 2016
Total (2)	90	$1,692,107

(1)
Whole loans had $67.3 million and $112.6 million in unfunded loan commitments as of September 30, 2016 and December 31, 2015, respectively.  These unfunded commitments are advanced as the borrowers formally request additional funding as permitted under the loan agreement and any necessary approvals have been obtained.

(2)	Totals do not include allowances for loan losses of $9.4 million and $41.8 million as of September 30, 2016 and December 31, 2015, respectively.

(3)	Maturity dates do not include possible extension options that may be available to the borrowers.

(4)
Includes two whole loans with a combined $11.2 million and $51.2 million senior component September 30, 2016 and December 31, 2015, respectively, that entered into modifications in 2016 and 2015 that resulted in a fixed rate of 0.50% as of September 30, 2016 and December 31, 2015, respectively (the difference of which was a result of the deconsolidation of RREF CDO 2006-1 and RREF CDO 2007-1 - see Note 2). The two loans were previously identified as troubled debt restructurings, or TDR's.

(5)	Includes four whole loans with combined $4.5 million mezzanine components that have interest rates ranging from 1.50% to 5.20% as of September 30, 2016 and December 31, 2015.

(6)	Includes a $799,000 junior mezzanine tranche of a whole loan that has a fixed rate of 10.00% as of September 30, 2016 and December 31, 2015.

(7)
Contracted interest rates do not include a whole loan with an amortized cost of $2.0 million and $32.5 million September 30, 2016 and December 31, 2015, respectively, that entered into a modification in 2016 and 2015 which reduced the floating rate spread to 1.00% as of September 30, 2016 and December 31, 2015, respectively (the difference of which was a result of the deconsolidation of RREF CDO 2007-1 see Note 2). The loan was previously identified as a TDR.

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

(10)
As a result of RREF CDO 2006-1 being called and liquidated on April 25, 2016, a mezzanine loan with a par value of $28.8 million was acquired as part of the liquidation proceeds and is reflected on the Company's balance sheet at a fair value of zero at September 30, 2016. The mezzanine loan is comprised of two tranches, with maturity dates of November 2016 and September 2021.

(Back to Index)

(Back to Index)

Bank Loans.  At September 30, 2016, we held no bank loans on our balance sheet as a result of the deconsolidation of Apidos Cinco on January 1, 2016. The following table summarizes our bank loan investments as of December 31, 2015 (in thousands):

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

(Back to Index)

(Back to Index)

Middle market loans.  At September 30, 2016, our middle market loan portfolio had loans held for investment with a carrying value of $51.5 million and loans held for sale with a fair value of $7.2 million. The aggregate fair value of middle market loans held decreased by $318.2 million over the fair value at December 31, 2015. This decrease was due to the sale of Northport TRS, LLC consisting of $257.3 million par amount of direct originated loans held by it as well as loans paying off as well as by reductions in new originations in the middle market platform prior to the sale of Northport TRS, LLC.

	As of September 30, 2016		As of December 31, 2015
	Amortized cost	Fair Value	Amortized cost	Fair Value
Moody’s ratings category:
Baa1 through Baa3	$—	$—	$—	$—
Ba1 through Ba3	—	—	—	—
B1 through B3	—	—	—	—
Caa1 through Caa3(1)	51,539	50,933	47,166	46,245
Ca	—	—	—	—
No rating provided(2)	7,182	7,182	332,286	330,061
Total	$58,721	$58,115	$379,452	$376,306

S&P ratings category:
BBB+ through BBB-	$—	$—	$—	$—
BB+ through BB-	—	—	—	—
B+ through B-	—	—	—	—
CCC+ through CCC-(1)	51,539	50,933	47,166	46,245
CC+ through CC-	—	—	—	—
C+ through C-	—	—	—	—
D	—	—	—	—
No rating provided(2)	7,182	7,182	332,286	330,061
Total	$58,721	$58,115	$379,452	$376,306

Weighted average rating factor	—		5,162

(1)     The middle market loan portfolio's fair value is determined using dealer quotes.
(2)     The middle market loan portfolio's fair value is determined using third party valuations and dealer quotes.

The following table provides information as to the lien position and status of middle market loans, at carrying value (in thousands):

	As of September 30, 2016	As of December 31, 2015
First Lien	$—	$248,367
Second Lien	51,539	127,146
First lien loans held for sale at fair value	4,625	—
Second lien loans held for sale at fair value	2,557	—
Second Lien Defaulted	—	—
	$58,721	$375,513

Asset-backed Securities.  At September 30, 2016, we held a total of $153.1 million of ABS at fair value through RCC Real Estate, Resource TRS III, RCC Residential, Resource TRS and RCC Commercial II.  At December 31, 2015, we held a total of $44.2 million of ABS at fair value through Apidos Cinco CDO, RCM Global, ZAIS and RCC Commercial II.  The increase in total ABS was due to the reclassification of investments in deconsolidated entities RREF CDO 2006-1, RREF CDO 2007-1 and Apidos Cinco CDO to asset-backed securities that occurred during the first quarter 2016.

(Back to Index)

(Back to Index)

The following table summarizes our ABS at fair value (in thousands):

	As of September 30, 2016		As of December 31, 2015
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Moody’s ratings category:
Aaa	$—	$—	$3,701	$3,976
Aa1 through Aa3	—	—	—	—
A1 through A3	310	305	—	—
Baa1 through Baa3	—	—	—	—
Ba1 through Ba3	—	—	377	347
B1 through B3	903	761	—	—
Caa1 through Caa3	86,032	86,033	—	—
Ca	1,144	1,659	—	—
No rating provided	60,931	64,388	37,916	39,891
Total	$149,320	$153,146	$41,994	$44,214

S&P ratings category:
AAA	$—	$—	$3,681	$3,956
AA+ through AA-	—	—	—	—
A+ through A-	—	—	—	—
BBB+ through BBB-	—	—	—	—
BB+ through BB-	—	—	377	347
B+ through B-	—	—	—	—
CCC+ through CCC-	1,144	1,659	—	—
No rating provided	148,176	151,487	37,936	39,911
Total	$149,320	$153,146	$41,994	$44,214

Weighted average rating factor	4,576		154
During the three and nine months ended September 30, 2016, we recognized $20.7 million of other-than-temporary impairment on our previously consolidated CRE CDO, RREF 2007-1, which is classified as an investment securities available-for-sale. Our security interest in the vehicle is supported by 12 CMBS securities and seven CRE loans. Third-party appraisals were obtained on six of the seven remaining legacy CRE loans, which are part of the asset pool of RREF CDO 2007-1. The remaining loan was under an agreement of sale. As a result of having the collateral properties appraised, two of the CRE loans in the vehicle were determined to have cost bases in excess of their expected cash flows, as a result of the updated appraisals, causing a collective impairment charge to the cash flows of the vehicle of $20.7 million. The impairment charge on the security reflects the credit impact to the fair value of the security given the results of the updated appraisal and reduces our cost basis in the security permanently. The impairment charge was calculated by comparing the previous projected cash flows of the security to the revised cash flows including the results of the updated appraisals.
Corporate bonds. At September 30, 2016, we held no corporate bonds on our balance sheet as a result of the deconsolidation of Apidos Cinco CDO on January 1, 2016.  At December 31, 2015, Apidos Cinco CDO, held a total of $2.3 million of corporate bonds at fair value, which secure the debt issued by this entity.  We recorded the bonds at fair value, with any unrealized gain or loss reported in the stockholder’s equity section of the balance sheet.

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
Investment in Unconsolidated Entities. The following table shows our investments in unconsolidated entities as of September 30, 2016 and December 31, 2015, and equity in earnings of unconsolidated entities for the three and nine months ended September 30, 2016 and three and nine months ended September 30, 2015 (in thousands):

				Equity in Earnings of Unconsolidated subsidiaries
		Balance as of	Balance as of	For the three months ended	For the nine months ended	For the three months ended	For the nine months ended
	Ownership %	September 30, 2016	December 31, 2015	September 30, 2016	September 30, 2016	September 30, 2015	September 30, 2015
RRE VIP Borrower, LLC (1)	—%	$—	$—	$—	$35	$—	$46
Investment in LCC Preferred Stock	29.0%	44,777	42,017	415	2,759	961	1,362
Investment in CVC Global Credit Opportunities Fund (2)	—%	—	—	—	—	(628)	293
Pearlmark Mezzanine Realty Partners IV, L.P. (3)	47.7%	16,751	6,465	132	552	—	—
RCM Global, LLC(4)	28.6%	306	—	(560)	(160)	—	—
Pelium Capital Partners, L.P. (4)	80.2%	24,767	—	1,045	2,765	—	—
Investment in School Lane House (5)		—	—	—	(1)	1	1
Subtotal		86,601	48,482	1,032	5,950	334	1,702
Investment in RCT I and II (6)	3.0%	1,548	1,548	(636)	(1,928)	(610)	(1,805)
Total		$88,149	$50,030	$396	$4,022	$(276)	$(103)
(1) The investment in RRE VIP Borrower was sold as of December 31, 2014. Earnings for the three and nine months ended September 30, 2016 and 2015 are related to insurance premium and property tax refunds and the liquidation of bank accounts with respect to the underlying sold properties of the portfolio.

(2)	In December 2015, we elected a full redemption of its remaining investment in the fund.
(3) We committed to invest up to $50.0 million in Pearlmark Mezzanine Realty Partners IV, L.P. The commitment termination date ends the earlier of when the original commitment is fully funded, or the fifth anniversary following the final closing date of June 24, 2015.

(4)	Pursuant to the new consolidation guidance adopted January 1, 2016, these previously consolidated VIEs are now accounted for under the equity method.
(5) Investment in School Lane House was sold as of December 31, 2014. Earnings for the three and nine months ended September 30, 2016 and 2015 related to the return of a security deposit and payment of an insurance claim.

(6)	For the three and nine months ended September 30, 2016 and 2015, these amounts are recorded in interest expense on our consolidated statements of operations.

(Back to Index)

(Back to Index)

Financing Receivables
The following tables show the allowance for loan and lease losses and recorded investments in loans and leases as of the dates indicated (in thousands):

	Commercial Real Estate Loans	Bank Loans	Middle Market Loans	Residential Mortgage Loans	Direct Financing Leases	Total
As of September 30, 2016:
Allowance for Loan and Leases Losses:
Allowance for losses at January 1, 2016	$41,839	$1,282	$3,939	$11	$465	$47,536
Provision (recovery) for loan and lease losses	7,997	(358)	12,180	—	—	19,819
Loans charged-off	—	358	(16,119)	—	—	(15,761)
Deconsolidation of VIEs	(40,414)	(1,282)	—	—	—	(41,696)
Allowance for losses at September 30, 2016	$9,422	$—	$—	$11	$465	$9,898
Ending balance:
Individually evaluated for impairment	$8,059	$—	$—	$—	$465	$8,524
Collectively evaluated for impairment	$1,363	$—	$—	$11	$—	$1,374
Loans acquired with deteriorated credit quality	$—	$—	$—	$—	$—	$—
Loans and Leases:
Ending balance:
Individually evaluated for impairment	$38,133	$—	$51,539	$—	$1,036	$90,708
Collectively evaluated for impairment	$1,323,050	$—	$—	$3,292	$—	$1,326,342
Loans acquired with deteriorated credit quality	$—	$—	$—	$—	$—	$—

As of December 31, 2015:
Allowance for Loan and Lease Losses:
Allowance for losses at January 1, 2015	$4,043	$570	$—	$—	$—	$4,613
Provision for loan and lease losses	37,735	2,887	8,901	(99)	465	49,889
Loans charged-off	—	(2,175)	(4,962)	110	—	(7,027)
Recoveries	61	—	—	—	—	61
Allowance for losses at December 31, 2015	$41,839	$1,282	$3,939	$11	$465	$47,536
Ending balance:
Individually evaluated for impairment	$40,274	$1,282	$—	$—	$465	$42,021
Collectively evaluated for impairment	$1,565	$—	$3,939	$11	$—	$5,515
Loans acquired with deteriorated credit quality	$—	$—	$—	$—	$—	$—
Loans and Leases:
Ending balance:
Individually evaluated for impairment	$169,707	$1,544	$—	$—	$1,396	$172,647
Collectively evaluated for impairment	$1,522,400	$132,973	$379,452	$1,746	$—	$2,036,571
Loans acquired with deteriorated credit quality	$—	$—	$—	$—	$—	$—

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

Credit risk profiles of commercial real estate loans were as follows (in thousands):

	Rating 1 (2)	Rating 2	Rating 3	Rating 4 (3)	Held for Sale	Total
As of September 30, 2016:
CRE whole loans	$1,232,641	$99,083	$—	$29,459	$—	$1,361,183
Mezzanine loans (1)	—	—	—	—	—	—
	$1,232,641	$99,083	$—	$29,459	$—	$1,361,183

As of December 31, 2015:
CRE whole loans	$1,596,099	$32,500	$—	$2,202	$—	$1,630,801
B notes	15,934	—	—	—	—	15,934
Mezzanine loans	7,300	—	—	38,072	—	45,372
	$1,619,333	$32,500	$—	$40,274	$—	$1,692,107

(1)	The Company has one mezzanine loan with a par value of $28.8 million that was acquired at a fair value of zero as a result of the liquidation of RREF 2006-1.

(2)	Includes four loans which were impaired as of December 31, 2015.

(3)	Includes three loans which were impaired as of September 30, 2016.

As part of our ongoing loan monitoring, third-party appraisal services were obtained on six legacy CRE loans during the quarter ended September 30, 2016. As a result of the evaluation of those appraisals, it was determined that two loans previously disclosed as impaired loans, one in Studio City, CA with an amortized cost of $27.5 million and the other in Tucson, AZ with an amortized cost of $2.0 million, had cost bases in excess of their appraised values. As such, for the three and nine months ended September 30, 2016, we recorded specific provisions of $6.1 million on the Studio City, CA loan and $2.0 million on the Tucson, AZ loan. Previously, the Studio City, CA loan was under contract for sale at a value in excess of our loan amount. The contract for sale was terminated in October 2016. The Tucson, AZ loan was previously supported by a broker’s opinion of value received as of December 31, 2015. The updated appraisal, after factoring in modified terms with the operating manager, and adjustments to projected occupancy and the average daily rate, returned a fair value below our cost basis, resulting in the full impairment of the portion of this whole loan held directly on balance sheet. A portion of this whole loan is also held in RREF CDO 2007-1. The provisions recorded against these loans reflect the estimated recoverable value. These and other assets in the loan pool continue to be monitored consistent with our impairment evaluation process.

(Back to Index)

(Back to Index)

We also had six loans classified as rating 2 due to surveillance triggers being registered. Of the six loans, several will be classified as loans held for sale as of December 31, 2016. The other two loans had surveillance trigger events due to a mechanics lien and a code violation. These two loans were not considered impaired at September 30, 2016.
All of our commercial real estate loans were current with exception of one mezzanine loan that had defaulted as of September 30, 2016 and December 31, 2015. This loan was deconsolidated as part of our adoption of amendments to consolidation accounting guidance as required on January 1, 2016. However, as a result of RREF CDO 2006-1 being called and liquidated on April 25, 2016, par value of $28.8 million of this mezzanine loan was acquired as part of the liquidation proceeds and is reflected on our balance sheet at a fair value of zero at September 30, 2016.
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
As of September 30, 2016 all of our bank loans were deconsolidated. As of December 31, 2015, all of our bank loans were current with respect to debt service with the exception of one loan with an aggregate amortized cost of $1.5 million, on which there was a reserve.

(Back to Index)

(Back to Index)

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

Credit risk profiles of middle market loans were as follows (in thousands):

	Rating 1	Rating 2	Rating 3	Rating 4	Rating 5	Held for Sale	Total
As of September 30, 2016:
Middle market loans	$—	$40,048	$11,491	$—	$—	$7,182	$58,721

As of December 31, 2015:
Middle market loans	$44,252	$305,578	$29,622	$—	$—	$—	$379,452
As of September 30, 2016, all of our syndicated loans were performing and one remaining directly originated loan classified as held for sale was in default. The Company recorded an additional unrealized loss on this loan of $9.6 million, included in the net realized and unrealized gain (loss) on sales of investment securities available-for-sale and loans and derivatives line item on the consolidated statement of operations, representing the lower of the loan's cost or fair value based on an updated third party valuation as of September 30, 2016. The rest of the Company's portfolio is current with respect to debt service.  All of the Company’s middle market loans were current with respect to debt service as of December 31, 2015.
Residential Mortgage Loans
Residential mortgage loans are reviewed periodically for collectability in light of historical experience, the nature and amount of the loan portfolio, adverse situations that may affect the borrower's ability to repay, estimated value of any underlying collateral and prevailing underlying conditions.
Direct Financing Leases
During the year ended December 31, 2015, we recorded a provision against the value of our direct financing leases in the amount of $465,000. As of September 30, 2016, we held $571,000 of direct financing leases, net of reserves.

(Back to Index)

(Back to Index)

Loan Portfolios Aging Analysis
The following table presents the loan and lease portfolio aging analysis as of the dates indicated at cost basis (in thousands):

	30-59 Days	60-89 Days	Greater than 90 Days	Total Past Due	Current	Total Loans Receivable	Total Loans > 90 Days and Accruing
As of September 30, 2016:
CRE whole loans	$—	$—	$—	$—	$1,361,183	$1,361,183	$—
Mezzanine loans (3)	—	—	—	—	—	—	—
Middle market loans (4)	—	4,625	—	4,625	54,096	58,721	—
Direct Financing Leases	5	—	—	5	1,031	1,036	—
Residential mortgage loans (1)	—	—	129	129	193,597	193,726	—
Total loans	$5	$4,625	$129	$4,759	$1,609,907	$1,614,666	$—

As of December 31, 2015:
CRE whole loans (2)	$—	$—	$—	$—	$1,630,801	$1,630,801	$—
B notes	—	—	—	—	15,934	15,934	—
Mezzanine loans	—	38,072	—	38,072	7,300	45,372	—
Bank loans	1,544	—	—	1,544	132,973	134,517	—
Middle Market	—	—	—	—	379,452	379,452	—
Direct Financing Leases	12	214	—	226	1,170	1,396	—
Residential mortgage loans (1)	27	41	80	148	96,069	96,217	—
Total loans	$1,583	$38,327	$80	$39,990	$2,263,699	$2,303,689	$—

(1)	Contains $190.4 million and $94.5 million of residential mortgage loans held for sale at fair value September 30, 2016 and December 31, 2015, respectively.

(2)	Current loans include one impaired whole loan with an amortized costs of $2.2 million, which was reserved as of December 31, 2015.

(3)	The Company has one mezzanine loan with a par value of $28.8 million that was acquired at fair value of zero as a result of the liquidation of RREF 2006-1.

(4)	Contains one middle market loan held for sale at fair value of $4.6 million at September 30, 2016.

(Back to Index)

(Back to Index)

Impaired Loans
The following tables show impaired loans as of the dates indicated (in thousands):

	Recorded Balance (1)	Unpaid Principal Balance	Specific Allowance	Average Investment in Impaired Loans	Interest Income Recognized
As of September 30, 2016:
Loans without a specific valuation allowance:
CRE whole loans	$8,674	$8,674	$—	$8,674	$434
Mezzanine loans	$—	$—	$—	$—	$—
Middle market loans	$—	$—	$—	$—	$—
Residential mortgage loans	$—	$—	$—	$—	$—
Loans with a specific valuation allowance:
CRE whole loans	$29,459	$29,459	$(8,059)	$29,459	$65
Mezzanine loans	$—	$—	$—	$—	$—
Bank loans	$—	$—	$—	$—	$—
Middle market loans	$—	$—	$—	$—	$—
Residential mortgage loans	$—	$—	$—	$—	$—
Total:
CRE whole loans	$38,133	$38,133	$(8,059)	$38,133	$499
Mezzanine loans	—	—	—	—	—
Middle market loans	—	—	—	—	—
Residential mortgage loans	—	—	—	—	—
	$38,133	$38,133	$(8,059)	$38,133	$499

As of December 31, 2015:
Loans without a specific valuation allowance:
CRE whole loans	$129,433	$129,433	$—	$128,591	$3,939
B notes	$—	$—	$—	$—	$—
Mezzanine loans	$—	$—	$—	$—	$—
Bank loans	$—	$—	$—	$—	$—
Middle market loans	$—	$—	$—	$—	$—
Residential mortgage loans	$—	$—	$—	$—	$—
Loans with a specific valuation allowance:
CRE whole loans	$2,202	$2,202	$(2,202)	$2,202	$63
B notes	$—	$—	$—	$—	$—
Mezzanine loans	$38,072	$38,072	$(38,072)	$38,072	$(2,879)
Bank loans	$1,544	$1,551	$(1,282)	$1,544	$—
Middle market loans	$—	$—	$—	$—	$—
Residential mortgage loans	$—	$—	$—	$—	$—
Total:
CRE whole loans	$131,635	$131,635	$(2,202)	$130,793	$4,002
B notes	—	—	—	—	—
Mezzanine loans	38,072	38,072	(38,072)	38,072	(2,879)
Bank loans	1,544	1,551	(1,282)	1,544	—
Middle market loans	—	—	—	—	—
Residential mortgage loans	—	—	—	—	—
	$171,251	$171,258	$(41,556)	$170,409	$1,123

(1)
As a result of the adoption of new consolidation accounting guidance as required on January 1, 2016, we deconsolidated $91.3 million of senior participations in four loans that were previously classified as impaired loans in our consolidated financial statements as of December 31, 2015.

(Back to Index)

(Back to Index)

Troubled-Debt Restructurings
The following tables show troubled-debt restructurings in our loan portfolio (in thousands):

	Number of Loans	Pre-Modification Outstanding Recorded Balance	Post-Modification Outstanding Recorded Balance
For the Nine Months Ended September 30, 2016:
CRE whole loans	3	$29,459	$21,400
Mezzanine loans	—	—	—
Middle market loans	—	—	—
Residential mortgage loans	—	—	—
Total loans	3	$29,459	$21,400

	Number of Loans	Pre-Modification Outstanding Recorded Balance	Post-Modification Outstanding Recorded Balance
For the Nine Months Ended September 30, 2015:
CRE whole loans	3	$99,959	$99,959
B notes	—	—	—
Mezzanine loans	1	38,072	—
Bank loans	—	—	—
Middle market loans	—	—	—
Residential mortgage loans	—	—	—
Total loans	4	$138,031	$99,959

As of September 30, 2016 and 2015, there were no commercial real estate loan troubled-debt restructurings that subsequently defaulted.
Restricted Cash
At September 30, 2016, we had restricted cash of $5.7 million, which consisted of $5.5 million of restricted cash held by six securitizations, $30,000 held as margin and $197,000 held in various reserve accounts. At December 31, 2015, we had restricted cash of $40.6 million, which consisted of $39.0 million of restricted cash in our eight securitizations, $1.4 million held as margin and $195,000 held in various reserve accounts. The decrease of $34.9 million is primarily related to the deconsolidation of Apidos Cinco CDO, which had $16.7 million in restricted cash and also a reduction of $17.7 million of restricted cash in our CRE securitizations used to fund our future funding commitments as well as the return of a margin posting of $500,000.

(Back to Index)

(Back to Index)

Interest Receivable
The following table summarizes our interest receivable as of the periods indicated (in thousands):

	September 30, 2016	December 31, 2015	Net Change
Interest receivable from loans	$6,077	$10,322	$(4,245)
Interest receivable from securities	540	2,510	(1,970)
Interest receivable other	—	1,171	(1,171)
Interest receivable from escrow and sweep accounts	6	6	—
Total	$6,623	$14,009	$(7,386)
At September 30, 2016, we had interest receivable of $6.6 million, which primarily consisted of interest on our loans and securities and $6,000 of interest earned on escrow and sweep accounts. At December 31, 2015, we had interest receivable of $14.0 million, which primarily consisted of interest on our loans, securities and an equity investment in a warehouse facility and $6,000 of interest earned on escrow and sweep account. The $7.4 million decrease was primarily attributable to the deconsolidation of Pelium Capital, Apidos Cinco CDO, RREF CDO 2006-1 and RREF CDO 2007-1. As a result of the new accounting guidance, all of the assets of these four entities were deconsolidated on January 1, 2016. The sale of Northport TRS, LLC in August 2016 also resulted in a reduction of interest receivable of approximately $2.1 million. Additionally, there was a decrease in interest receivable of $1.2 million related to the closing of ZAIS, our syndicated bank loans warehouse, in May 2016.
Deferred Tax Assets
Deferred tax assets, net, decreased $7.0 million to $5.6 million as of September 30, 2016 from $12.6 million as of December 31, 2015. The future realization of deferred tax assets depends upon the generation of future taxable income during the periods in which those temporary differences become deductible. Due to changes in management's focus regarding the non-CRE businesses, forecasted taxable income as of September 30, 2016 versus June 30, 2016 decreased; therefore, management believes it is more likely than not that the benefit from these deferred tax assets will not be completely realized. In recognition of this risk, we have provided a valuation allowance of $16.3 million on deferred tax assets as of September 30, 2016. We will continue to evaluate our ability to realize the tax benefits associated with deferred tax assets by analyzing forecasted taxable income using both historical and projected future operating results, the reversal of existing temporary differences, taxable income in prior carry back years (if permitted) and the availability of tax planning strategies. The net income tax expense recorded during the quarter ended September 30, 2016 was $12.3 million which consists of $4.0 million of tax benefits attributable to operating loss incurred during the quarter and a $16.3 million valuation allowance.

Prepaid Expenses
The following table summarizes our prepaid expenses at the periods indicated (in thousands):

	September 30, 2016	December 31, 2015	Net Change
Prepaid taxes	$2,653	$1,598	$1,055
Prepaid insurance	415	224	191
Other prepaid expenses	1,547	1,358	189
Total	$4,615	$3,180	$1,435
Prepaid expenses increased $1.4 million to $4.6 million as of September 30, 2016 from $3.2 million as of December 31, 2015. The primary cause was an increase in prepaid taxes of $1.1 million due to the payment of estimated taxes during the three months ended September 30, 2016. Additionally, prepaid insurance increased $191,000 due to the timing of payments on the annual renewal of our director's and officer's insurance policy and an increase in other prepaid expenses of $189,000.

(Back to Index)

(Back to Index)

Other Assets
The following table summarizes our other assets as of the periods indicated (in thousands):

	September 30, 2016	December 31, 2015	Net Change
Other receivables	$1,972	$12,578	$(10,606)
Investment in life settlement contracts	5,935	4,584	1,351
Tax receivable	891	482	409
Management fees receivable	783	1,904	(1,121)
Fixed assets - non real estate	2,536	2,488	48
Other assets	399	259	140
Total	$12,516	$22,295	$(9,779)
The decrease of approximately $9.8 million in other assets is primarily due to a decrease in other receivables of $10.6 million; $8.6 million of this amount relates to the cash received as a return of principal from our investment in CVC Credit Opportunities Fund, L.P., $850,000 of this amount relates to a receivable accrued in December 2015 for a cash distribution from RCC 2015-CRE3; and $400,000 relates to a decrease in the amount of a loan receivable due from LCF to fund new life settlement contracts, partially offset by other miscellaneous receivables. Additionally, there was a decrease in management fees receivable of $1.1 million due to an incentive management fee earned on RCAM in December 2015 and paid in January 2016. These decreases were offset by an increase of $1.4 million in life settlement contracts from the net acquisition of new contracts, an increase in$409,000 of tax receivable due to the timing of tax payments made, and an increase of $48,000 due to the acquisition of fixed assets at PCM.

(Back to Index)

(Back to Index)

Repurchase and Credit Facilities
Borrowings under our repurchase agreement facilities were guaranteed by us or one of our subsidiaries. The following table sets forth certain information with respect to our borrowings as of the periods indicated (dollars in thousands):

	September 30, 2016				December 31, 2015
	Outstanding Borrowings	Value of Collateral	Number of Positions as Collateral	Weighted Average Interest Rate	Outstanding Borrowings	Value of Collateral	Number of Positions as Collateral	Weighted Average Interest Rate
CMBS Term Repurchase Facilities
Wells Fargo Bank (1)	$18,608	$24,008	15	1.82%	$25,656	$31,650	21	1.57%
Deutsche Bank (2)	59,174	89,523	20	2.93%	—	—	—	—%

CRE Term Repurchase Facilities
Wells Fargo Bank (3)	194,903	286,199	14	2.66%	123,937	179,169	9	2.39%
Morgan Stanley Bank (4)	140,066	205,561	12	3.15%	98,991	142,098	7	2.96%

Trust Certificates Term Repurchase Facility
RSO Repo SPE Trust 2015 (5)	26,341	89,181	1	6.03%	26,244	89,181	1	5.85%

Short-Term Repurchase Agreements - CMBS
Wells Fargo Securities, LLC	—	—	—	—%	13,548	19,829	3	1.93%
Deutsche Bank Securities, LLC	—	—	—	—%	43,859	59,518	17	2.10%

Residential Investments Term Repurchase Facility
Wells Fargo Bank	—	—	—	—%	782	835	1	2.75%

Residential Mortgage Financing Agreements
New Century Bank	37,775	48,359	163	3.50%	43,789	61,111	199	3.17%
Wells Fargo Bank	136,867	199,436	457	3.31%	42,030	59,841	166	3.03%
Totals	$613,734	$942,267			$418,836	$643,232

(1)	The Wells Fargo Bank CMBS term repurchase facility borrowing includes $3,000 and $2,000 of deferred debt issuance costs as of September 30, 2016 and December 31, 2015, respectively.

(2)	The Deutsche Bank CMBS term repurchase facility includes $26,000 and $0 of deferred debt issuance costs as of September 30, 2016 and December 31, 2015, respectively.

(3)	The Wells Fargo Bank CRE term repurchase facility borrowing includes $1.8 million and $675,000 of deferred debt issuance costs as of September 30, 2016 and December 31, 2015, respectively.

(4)	The Morgan Stanley Bank CRE term repurchase facility includes $1.3 million and $1.7 million of deferred debt issuance costs as of September 30, 2016 and December 31, 2015, respectively.

(5)	The RSO Repo SPE Trust 2015 term repurchase facility includes $320,000 and $415,000 of deferred debt issuance costs as of September 30, 2016 and December 31, 2015, respectively.
We obtained three waivers of the EBITDA to fixed charge coverage ratio covenants for our CRE repurchase facilities and Wells Fargo CMBS repurchase facility as of September 30, 2016. We continuously monitor our compliance with all of the financial covenants. We are in compliance with all other financial covenants as defined in the respective agreements as of September 30, 2016.
Residential Investments – Term Repurchase Facility
In June 2014, our wholly-owned subsidiaries, RCC Resi Portfolio, RCC Resi TRS, and RCC Resi Depositor (the “Sellers”) entered into a master repurchase and securities contract (the “2014 Facility”) with Wells Fargo Bank, NA ("Wells Fargo").  Under the 2014 Facility, from time to time, the parties may enter into transactions in which the Sellers and Wells Fargo agree to transfer from the Sellers to Wells Fargo all of their right, title and interest to certain residential mortgage backed securities and other assets against the transfer of funds by Wells Fargo to the Sellers, with a simultaneous agreement by Wells Fargo to transfer back to the

(Back to Index)

(Back to Index)

Sellers such assets at a date certain or on demand, against the transfer of funds from the Sellers to Wells Fargo. In July 2016, we elected to terminate the 2014 Facility.

CRE - Term Repurchase Facilities
On February 27, 2012, our wholly-owned subsidiary, RCC Real Estate SPE 4 LLC ("SPE 4"), entered into a master repurchase and securities agreement (the "2012 Facility") with Wells Fargo to finance the origination of commercial real estate loans. In July 2016 in exchange for applicable structuring and extension fees, we entered into a fifth amendment of the 2012 Facility which extended the current term to July 2018 with three additional one year extension options exercisable at our option.

Residential Mortgage Financing Agreements
In February 2011, PCM entered into a master repurchase agreement (the "New Century Facility") with New Century Bank d/b/a Customer's Bank ("New Century") to finance the acquisition of residential mortgage loans. In August 2016, PCM entered into a tenth amendment of the New Century Facility which extended the facility through December 2016 and reduced the maximum borrowing amount from $65.0 million to $50.0 million through October 2016 then to $35.0 million through November 2016 and finally to $25.0 million through December 2016. The New Century Facility's tenth amendment increases the interest margins following the October 2016 maximum amount reduction. New Century's compliance with purchase requests will no longer be required effective November 2016. No other material changes were made to the New Century Facility's terms.
In July 2014, PCM entered into a master repurchase agreement (the "Wells Fargo Facility") with Wells Fargo to finance the acquisition of residential mortgage loans. In May 2016, PCM amended its agreement with Wells Fargo to increase the maximum of the amount of the Wells Fargo Facility from $100.0 million to $115.0 million for the period from May 2016 to June 2016. In June 2016, PCM amended its agreement with Wells Fargo to increase the maximum of the amount of the Wells Fargo Facility from $115.0 million to $150.0 million. In August 2016, PCM entered into a seventh amendment of the Wells Fargo Facility to extend the facility to November 2016. No other material changes were made to the Wells Fargo Facility's terms.
Securitizations
As of September 30, 2016, we had executed eight and currently retain equity in eight of these securitizations. Pertinent information about our securitizations that occurred during the first nine months of 2016 is as follows:

•
On January 1, 2016, we deconsolidated RREF CDO 2006-1, RREF CDO 2007-1, and Apidos Cinco CDO in accordance with guidance on consolidation. On September 28, 2016, Apidos Cinco CDO’s trustee issued a notice to call the notes issued by the CDO.

•	On April 25, 2016, we called RREF CDO 2006-1 and in exchange for our equity notes and preference share, received the remaining collateral.
Senior Secured Revolving Credit Agreement
On August 4, 2016, we sold Northport TRS, LLC to CVC Credit Partners, an affiliated party, and to other third parties.  This transaction included the assumption of the senior secured revolving credit agreement by the purchasers.
Equity
Total equity at September 30, 2016 was $718.6 million and gave effect to $42,000 of unrealized losses on our cash flow hedges and $7.0 million of net unrealized gains on our available-for-sale portfolio, shown as a component of accumulated other comprehensive income.  Equity at December 31, 2015 was $826.8 million and gave effect to $131,000 of unrealized losses on our cash flow hedges and $835,000 of net unrealized losses on our available-for-sale portfolio, shown as a component of accumulated other comprehensive income.  The decrease in equity during the nine months ended September 30, 2016 was principally due to the deconsolidation of RREF CDO 2006-1, RREF CDO 2007-1, Apidos Cinco CDO, Pelium Capital and RCM Global as a result of the consolidation guidance on variable interest entities which we adopted on January 1, 2016. Impairment losses taken on investment securities available-for-sale and intangible assets, provisions for loan loss, and the recognition of deferred tax asset valuation adjustments recorded during the three months ended September 30, 2016 also had a significant impact on the decrease of our equity from December 31, 2015 to September 30, 2016. In addition, equity also decreased due to stock repurchases and distributions on our common stock and preferred stock in excess of earnings.

(Back to Index)

Balance Sheet - Book Value Reconciliation

	Amount	Per Share
Book value at December 31, 2015, allocable to common shares (1)	$544,161	$17.63
Net income allocable to common shares	(43,436)	(1.42)

Change in other comprehensive income (loss):
Available-for-sale securities	6,340	0.21
Derivatives	3,430	0.11
Foreign currency conversion	63	—
Common dividends	(38,361)	(1.26)
Common dividends on unvested shares	(867)	(0.03)
Effect of fair value impact to retained earnings on deconsolidated VIE's (2)	(16,933)	(0.55)
Accretion from share repurchases during the period (3)	(9,236)	0.16
Accretion (dilution) from additional shares issued during the period and other (4)	4,503	(0.14)
Total net decrease	(94,497)	(2.92)
Book value at September 30, 2016, allocable to common shares (1)(5)	$449,664	$14.71

(1)
Per share calculations exclude unvested restricted stock, as disclosed on the consolidated balance sheet, of 496,756 and 691,369 shares as of September 30, 2016 and December 31, 2015, respectively. The denominator for the calculation is 30,574,981 and 30,871,355 as of September 30, 2016 and December 31, 2015, respectively.

(2)
Pursuant to updated accounting guidance adopted on January 1, 2016 on consolidation of variable interest entities, we deconsolidated and recorded fair value adjustments on RREF CDO 2006-1 of ($1.5 million) or ($0.05) per share, RREF CDO 2007-1 of ($9.8 million) or ($0.32) per share and Apidos Cinco CDO of ($5.6 million) or ($0.18) per share all of which were reflected in book value as of September 30, 2016.

(3)	Under our repurchase plan, we purchased 2.8 million shares for $35.2 million through September 30, 2016, including 800,000 shares for $9.2 million during the nine months ended September 30, 2016.

(4)	Includes issuance of common shares from our dividend reinvestment plan of 9,000 shares and 195,000 net change of unvested shares of restricted stock.

(5)	Book value allocable to common shares is calculated as total stockholders' equity of $719.8 million less preferred stock equity of $270.1 million as of September 30, 2016.

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
AFFO is a computation made by analysts and investors to measure a real estate company’s operating performance. We calculate AFFO by adding or subtracting from FFO the impact of non-cash accounting items as well as the effects of items that we deem to be non-recurring in nature. We deem transactions to be non-recurring if a similar transaction has not occurred in the past two years, and if we do not expect a similar transaction to occur in the next two years. We adjust for these non-cash and nonrecurring items to analyze our ability to produce cash flow from on-going operations, which we have used to pay dividends to our shareholders. Non-cash adjustments to FFO include the following: impairment losses resulting from fair value adjustments on financial instruments; provisions for loan losses; equity investment gains and losses; straight-line rental effects; share based compensation expense; amortization of various deferred items and intangible assets; gains on sales of property that are wholly owned or owned through a joint venture; the cash impact of capital expenditures that are related to our real estate owned; and REIT tax planning adjustments, which primarily relate to accruals for owned properties for which we made a foreclosure election and adjustments to tax estimates with respect to the final resolution of foreclosed property when it is listed for sale. In addition, we calculate AFFO by adding and subtracting from FFO the realized cash impacts of the following: extinguishment of debt, reissuances of debt, sales of property and capital expenditures.
Management believes that FFO and AFFO are appropriate measures of our operating performance in that they are frequently used by analysts, investors and other parties in the evaluation of REITs. Management uses FFO and AFFO as measures of our operating performance, and believes they are also useful to investors because they facilitate an understanding of our operating performance apart from non-cash and non-recurring items, which may not necessarily be indicative of current operating performance and may not allow accurate period to period comparisons of our operating performance.
Although our calculations of AFFO may differ from the methodology used for calculating AFFO by other REITs and our FFO and AFFO may not be comparable to FFO and AFFO reported by other REITs, we also believe that FFO and AFFO may provide us and our investors with an additional useful measure to compare our performance with some other REITs. Neither FFO nor AFFO is equivalent to net income or cash generated from operating activities determined in accordance with GAAP. Furthermore, FFO and AFFO do not represent amounts available for management’s discretionary use because of needed capital replacement or expansion, debt service obligations or other commitments or uncertainties. Neither FFO nor AFFO should be considered as an alternative to GAAP net income as an indicator of our operating performance or as an alternative to cash flow from operating activities as a measure of our liquidity.

(Back to Index)

(Back to Index)

The following table reconciles GAAP net income (loss) to FFO and AFFO for the periods presented (in thousands, except share and per share data):

	For the Three Months Ended				For the Nine Months Ended
	September 30,				September 30,
	2016	Per Share Data	2015	Per Share Data	2016	Per Share Data	2015	Per Share Data
Net income (loss) allocable to common shares - GAAP	$(51,573)	$(1.69)	$6,778	$0.21	$(43,436)	$(1.42)	$(14,831)	$(0.45)
Adjustments:
(Gains) losses on sales of property (1)	(32)	—	19	—	(63)	—	19	—
FFO allocable to common shares	(51,605)	(1.69)	6,797	0.21	(43,499)	(1.42)	(14,812)	(0.45)
Adjustments:
Non-cash items:
Provision (recovery) for loan losses	7,997	0.26	830	0.02	9,418	0.31	42,570	1.30
Amortization of deferred costs (non-real estate) and intangible assets	3,643	0.11	3,900	0.12	10,135	0.33	9,754	0.30
Amortization of discount on convertible senior notes	709	0.02	708	0.02	2,123	0.07	1,656	0.05
Impairment charge on intangible asset	3,671	0.12	—	—	3,671	0.12	—	—
Acceleration of deferred debt issuance costs from sale of Northport loans	—	—	—	—	2,560	0.08	—	—
Equity investment (gains) losses	(415)	(0.01)	(961)	(0.03)	(2,759)	(0.09)	(1,363)	(0.04)
Share-based compensation	1,766	0.06	(225)	(0.01)	4,444	0.15	1,560	0.05
Impairment losses on trading and available-for-sale securities	22,351	0.74	—	—	22,351	0.74	59	—
Unrealized losses (gains) on CMBS marks - linked transactions (2)	—	—	—	—	—	—	(235)	(0.01)
Unrealized (gains) losses on trading portfolio	242	0.01	1,054	0.03	124	—	(264)	(0.01)
Unrealized (gains) losses on foreign exchange transactions	280	0.01	(2,750)	(0.08)	34	—	2,101	0.06
Unrealized (gains) losses on derivatives	227	0.01	1,248	0.04	(1,984)	(0.06)	2,324	0.08
Unrealized (gains) losses on loans held for sale	9,631	0.31	—	—	9,631	0.31	—	—
Loss on resale of debt	—	—	332	0.01	—	—	1,403	0.04
Change in mortgage servicing rights valuation reserve	800	0.03	900	0.03	5,600	0.18	650	0.02
Change in residential loan warranty reserve	1,268	0.04	201	—	1,600	0.05	601	0.02
Dead deal costs	—	—	—	—	—	—	399	0.01
REIT tax adjustments	12,283	0.40	—	—	12,283	0.40	317	0.01
Cash items:
Gains (losses) on sale of property (1)	32	—	(19)	—	63	—	(19)	—
Gains (losses) on extinguishment of debt	—	—	2,607	0.08	6,303	0.21	9,252	0.28
AFFO allocable to common shares	$12,880	$0.42	$14,622	$0.44	$42,098	$1.38	$55,953	$1.71

Weighted average common shares – diluted	30,528		32,951		30,513		32,726

AFFO per common share – diluted	$0.42		$0.44		$1.38		$1.71

(1)	Amount represents gains/losses on sales of owned real estate as well as sales of joint venture real estate interests that were recorded by us on an equity basis.

(2)	Due to a change in accounting guidance, as of January 1, 2015, the concept of linked transactions no longer exists.

(Back to Index)

(Back to Index)

Liquidity and Capital Resources
During the nine months ended September 30, 2016, our principal sources of liquidity were: liquidation of our investment in CVC Global Opportunities Fund, LP which returned $8.6 million of principal in January 2016, proceeds from our CRE securitizations which purchased future funding commitments utilizing repaid principal of $4.9 million, and $104 million in proceeds from the sale of our Northport TRS, LLC middle market loan portfolio. These sources of liquidity principally provided the bulk of $114.6 million of unrestricted cash we held at September 30, 2016.  In addition as of September 30, 2016, we had capital available through a CMBS term facility to help finance the purchase of CMBS securities of $81.4 million and $312.4 million combined from two CRE term facilities for the origination of commercial real estate loans.
On February 27, 2012, we entered into a master repurchase and securities agreement (the "Wells CRE Facility”) with Wells Fargo Bank, NA to finance the origination of commercial real estate loans. On October 31, 2014, we agreed to a modification of the terms of the Wells CRE Facility. The modification increases the facility maximum by $150.0 million to $400.0 million. On July 21, 2016, we agreed to a modification of the terms of the Wells CRE Facility. The modification extends the facility's maturity date to July 21, 2018, subject to three one-year extension rights which may extend the maturity to July 21, 2021. The amendment also modified certain financing rates and required debt yields. We paid extension fees as well as other standard closing costs.
On September 20, 2015, we entered into a master repurchase and securities agreement (the "Morgan Stanley Facility”) with Morgan Stanley Bank, NA to finance the origination of commercial real estate loans. We paid a commitment fee as well as other standard closing costs. The Morgan Stanley Facility has a maximum capacity of $250.0 million and an initial three year term that expires on September 10, 2018 with annual one year extension options.
In February 2011, we entered into a master repurchase and securities agreement ("Wells CMBS Facility") to finance the purchase of CMBS. The maximum amount of the Wells CMBS Facility is $100.0 million and had an original two year term with a one year option to extend. In April 2014, we agreed to a third amendment of the facility, which extended the termination date to January 31, 2016. In May 2015, we agreed to a fourth amendment of the facility, which extended the termination date to January 31, 2017. We may enter into interest rate swaps and cap agreements for securities whose average life exceeds two years to mitigate interest rate risk under the Wells CMBS Facility.
During the second quarter 2015, we entered into the first and second amendments of Northport TRS, LLC's Senior Secured Revolving Credit Agreement ("Northport Credit Facility"), which increased the original commitment from $225.0 million to $300.0 million and secured $85.0 million of additional availability, bringing the total available under the Northport Credit Facility to $225.0 million. On August 1, 2016, we entered into a purchase agreement to sell our interest in Northport TRS, LLC for $247.0 million. The transaction, which closed on August 4, 2016, included substantially all of the direct origination middle market loans and one syndicated loan with a par balance of $257.3 million and the assumption of the Northport Credit Facility by the purchaser, for net proceeds of approximately $104.2 million.
During the year ended December 31, 2015, our principal sources of liquidity were: net proceeds from our 8.0% convertible notes offering on January 13, 2015 of $97.0 million, the return of equity at the close of RCC 2015-CRE3 on February 24, 2015 of $78.0 million, the return of equity at the close of RCC 2015-CRE4 on August 18, 2015 of $29.7 million, liquidation of Moselle CLO S.A. which returned $30.0 million (which included $1.0 million of proceeds from forward currency contracts), liquidation of Apidos CDO III in June 2015 which returned $12.8 million of principal, cash flow from operations and $3.0 million of net proceeds from the sale of our 8.25% Series B Preferred Stock through our at the market, or ATM, program in January 2015. These sources of liquidity provided the bulk of the $78.8 million of unrestricted cash we held at December 31, 2015.  In addition, we had capital available through a CMBS term facility to help finance the purchase of CMBS securities of $74.4 million and $425.0 million combined from two CRE term facilities for the origination of commercial real estate loans.
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
Since December 2013, we have met a significant portion of our debt funding requirements for CRE loans through securitizations. In February 2015, we closed a $346.2 million CRE securitization, and in August 2015, we closed a $312.9 million CRE securitization, which brings our total to just in excess of $1.3 billion of mortgage loans financed during that period. We expect to derive substantial operating cash from our equity investments in the four newest securitizations, which do not have the same asset and interest coverage tests as are required by our legacy CRE CDOs. These CRE securitizations do not have reinvestment periods; however, principal payments, for a stipulated period, may be used to purchase funding participations with respect to existing collateral held outside of the securitizations. This will allow us to recycle some capital repaid and convert the designated

(Back to Index)

(Back to Index)

principal for funding companion loan participations, which would otherwise be used to pay down the most senior notes and reduce leverage and potential returns within the securitization.
Historically, we have financed a substantial portion of our portfolio investments through securitized notes that essentially match the maturity and repricing dates of these financing vehicles with the maturities and repricing dates of our investments, and, in view of current market conditions, we may continue to seek this type of securitization financing.  We derive substantial operating cash from our equity investments in our securitizations which, if the securitizations fail to meet certain tests, will cease.  Through September 30, 2016, we have not experienced difficulty in maintaining our existing securitized note financing and have passed all of the critical tests required by these financings.  However, we cannot assure you that we will meet all such critical tests in the future.  If we are unable to renew, replace or expand our sources of existing financing on substantially similar terms, we may be unable to implement our investment strategies successfully and may be required to liquidate portfolio investments.  If required, a sale of portfolio investments could be at prices lower than the carrying value of such assets, which would result in losses and reduced income.
The following table sets forth the distributions made and coverage test summaries for each of our securitizations for the periods presented (in thousands):

Name	Cash Distributions		Annualized Interest Coverage Cushion	Overcollateralization Cushion
	Nine Months Ended September 30,	Year Ended December 31,	As of September 30,	As of September 30,	As of Initial Measurement Date
	2016	2015	2016 (1) (2)	2016 (3)
Apidos Cinco CDO (4)	$2,254	$6,336	$1,926	$21,441	$17,774
RREF CDO 2006-1 (4) (9)	$1,394	$3,451	$—	$—	$24,941
RREF CDO 2007-1 (4)	$1,435	$6,102	$917	$68,847	$26,032
RCC CRE Notes 2013	$3,525	$9,129	N/A	N/A	N/A
RCC 2014-CRE2 (5)	$9,954	$15,826	N/A	$61,189	$20,663
RCC 2015-CRE3 (6)	$8,559	$9,186	N/A	$29,960	$20,313
RCC 2015-CRE4 (7)	$9,220	$3,291	N/A	$29,319	$9,397
Moselle CLO S.A. (8)	$183	$29,099	N/A	N/A	N/A

(1)	Interest coverage includes annualized amounts based on the most recent trustee statements.

(2)
Interest coverage cushion represents the amount by which annualized interest income expected exceeds the annualized amount payable on all classes of securitization notes senior to our preference shares.

(3)	Overcollateralization cushion represents the amount by which the collateral held by the securitization issuer exceeds the maximum amount required.

(4)	Apidos Cinco CDO, RREF CDO 2006-1, and RREF CDO 2007-1 were deconsolidated as a result of the new consolidation accounting guidance adopted effective January 1, 2016.

(5)	The reinvestment period for Resource Capital Corp. 2014-CRE2 ended in July 2016. The indenture does not contains any interest coverage test provisions.

(6)
Resource Capital Corp. 2015-CRE3 closed on February 24, 2015; the first distribution was in March 2015. There is no reinvestment period; however, principal repayments, for a period ending in February 2017, may be designated to purchase loans held outside of the securitization that represent the funded commitments of existing collateral in the securitization that were not funded as of the date the securitization was closed. Additionally, the indenture does not contain any interest coverage test provisions.

(7)
Resource Capital Corp. 2015-CRE4 closed on August 18, 2015; the first distribution was in September 2015. There is no reinvestment period; however, principal repayments, for a period ending in August 2017, may be designated to purchase loans held outside of the securitization that represent the funded commitments of existing collateral in the securitization that were not funded as of the date the securitization was closed. Additionally, the indenture does not contain any interest coverage test provisions.

(8)
Moselle CLO S.A. was acquired on February 24, 2014 and the reinvestment period for this securitization expired prior to the acquisition. In the fourth quarter of 2014 we began to liquidate Moselle CLO S.A. and, by January 2015, all of the assets were sold.

(9)
RREF CDO 2006-1 was liquidated on April 25, 2016 and as a result, all $66.3 million of the remaining assets were returned to us in exchange for our preference shares and equity notes in the securitization.

(Back to Index)

(Back to Index)

At October 31, 2016, RSO's liquidity is derived from three primary sources:

•	unrestricted cash and cash equivalents of $108.9 million and restricted cash of $30,000 in margin call accounts;

•	capital available for reinvestment in two of RSO's CRE securitizations of $4.9 million, all of which is designated to finance future funding commitments on CRE loans; and

•	loan principal repayments of $491,000 that will pay down outstanding CLO note balances, as well as interest collections of $80,000.
We also had a combined $297.0 million available through two term financing facilities to finance the origination of CRE loans and $74.3 million available through a term financing facility to finance the purchase of CMBS.
Our leverage ratio, defined as the ratio of borrowings to stockholders' equity may vary as a result of the various funding strategies we use.  As of September 30, 2016 and December 31, 2015, our leverage ratio was 1.9 times and 2.3 times, respectively.  Our leverage has decreased primarily as a result of the deconsolidation of RREF CDO 2006-1, RREF CDO 2007-1 and Apidos Cinco CDO, offset by the reduction of stockholder's equity due to credit impairments and the fair value adjustment recorded through retained earnings on those deconsolidated entities, as well as repurchases of our common stock and Series B preferred stock.
Several of our legacy CDOs and CLOs have been liquidated over the last few years. This trend continued in 2016. On April 25, 2016, we called and liquidated our investment in RREF CDO 2006-1. Our one remaining legacy CRE securitization and one remaining bank loan securitization have seen substantial pay downs of notes issued under their indentures as the underlying collateral has paid down or paid off in full. The table and footnotes below indicate current assets and liabilites in these legacy securitizations as well as our remaining equity and, in the case of our legacy CRE CDO, our share of notes repurchased and discounted purchase price of those notes. In the case of the CRE CDO, we expect to have assets distributed to us once the outstanding notes held by third parties have been paid off, which we anticipate in the fourth quarter of 2016. Once the loan assets are distributed we expect to be able to finance the loan assets on existing credit facilities.
The following tables presents the legacy securitizations' (deconsolidated at January 1, 2016) remaining equity as of September 30, 2016:

Name of Securitization	Fair Value of Asset Collateral	Cash	Total Assets	Outstanding Notes Held by Third Parties (at par)	Net Equity Held by RSO
RREF CDO 2007-1 (1)	$132,729	$—	$132,729	$34,733	$97,996
Apidos Cinco CDO	$59,889	$16,277	$76,166	$54,861	$21,305

(1)
Subsequent to the closing of the securitization, we purchased notes in RREF CDO 2007-1 at substantial discounts to par. Certain of those notes have either been repaid or canceled as of September 30, 2016.  Of those repurchased notes that have not been repaid, cash gains on the extinguishment of debt of $13.8 million has not been recognized in AFFO as of September 30, 2016 on $20.3 million of notes purchased at a weighted average price of $31.81.  Additionally, of those notes that were not canceled and included in the net equity held by us are $26.0 million of notes purchased at a weighted average price of $32.40 with $17.6 million that has not been recognized in AFFO as of September 30, 2016.

Subsequent to the closing of the securitization, we purchased notes in RREF CDO 2006-1 at substantial discounts to par and certain of those notes had either been repaid or canceled.  Of those repurchased notes that have not been repaid or canceled, cash gains on the extinguishment of debt of $21.4 million has not been recognized in AFFO prior to liquidation on $32.4 million of notes purchased at a weighted average price of $33.85. We were able to finance a portion of the collateral after liquidation and recorded a cash gain on extinguishment adjustment of $6.3 million during the nine months ended September 30, 2016 and $15.1 million of cash gains remain unrecognized in AFFO.

(Back to Index)

(Back to Index)

Distributions
In order to maintain our qualification as a REIT and to minimize corporate-level income tax on our income, we intend to make regular quarterly distributions of all or substantially all of our net REIT taxable income to holders of our common stock.  This requirement can impact our liquidity and capital resources.
The following tables present dividends declared (on a per share basis) for the three and nine months ended September 30, 2016 and the year ended December 31, 2015.

Common Stock
	Date Paid	Total Dividend Paid	Dividend Per Share
		(in thousands)
2016
March 31	April 28	$13,073	$0.42
June 30	July 28	$13,051	$0.42
September 30	October 28	$13,012	$0.42
2015
March 31	April 28	$21,444	$0.64
June 30	July 28	$21,426	$0.64
September 30	October 28	$20,667	$0.64
December 31	January 28, 2016	$13,274	$0.42

Preferred Stock
Series A				Series B			Series C
	Date Paid	Total Dividend Paid	Dividend Per Share	Date Paid	Total Dividend Paid	Dividend Per Share	Date Paid	Total Dividend Paid	Dividend Per Share
		(in thousands)			(in thousands)			(in thousands)
2016
March 31	May 2	$568	$0.531250	May 2	$2,859	$0.515625	May 2	$2,588	$0.539063
June 30	August 1	$568	$0.531250	August 1	$2,859	$0.515625	August 1	$2,588	$0.539063
September 30	October 31	$568	$0.531250	October 31	$2,859	$0.515625	October 31	$2,588	$0.539063
2015
March 31	April 30	$568	$0.531250	April 30	$2,960	$0.515625	April 30	2,588	0.539063
June 30	July 30	$568	$0.531250	July 30	$2,960	$0.515625	July 30	$2,588	$0.539063
September 30	October 30	$568	$0.531250	October 30	$2,960	$0.515625	October 30	$2,588	$0.539063
December 31	February 1, 2016	$568	$0.531250	February 1, 2016	$2,960	$0.515625	February 1, 2016	$2,588	$0.539063

(Back to Index)

(Back to Index)

Contractual Obligations and Commitments

	Contractual Commitments (8)
	(dollars in thousands)
	Payments due by Period
	Total	Less than 1 year	1 - 3 years	3- 5 years	More than 5 years
CRE Securitizations	$528,972	$—	$—	$—	$528,972
Repurchase Agreements(1)	613,734	252,424	361,310	—	—
Unsecured Junior Subordinated Debentures (2)	51,548	—	—	—	51,548
6.0 % Convertible Notes (3)	111,346	—	111,346	—	—
8.0 % Convertible Notes (4)	96,242	—	—	96,242	—
Unfunded Commitments on CRE Loans (5)	78,842	—	78,842	—	—
Revolver Draws Available on Middle Market Loans (6)	952	—	—	952	—
Base Management Fees (7)	11,692	11,692	—	—	—
Pearlmark Mezzanine Realty Partners IV, L.P. (9)	30,464	—	—	30,464	—
Total	$1,523,792	$264,116	$551,498	$127,658	$580,520

(1)	Contractual commitments include $600,000 of interest expense payable through the maturity dates on our repurchase agreements.

(2)
Contractual commitments do not include $29.7 million and $30.4 million of estimated interest expense payable through the maturity dates of June 2036 and October 2036, respectively, on our trust preferred securities.

(3)	Contractual commitments do not include $17.5 million of interest expense payable through the maturity date of December 1, 2018 on our 6.0% Convertible Senior Notes.

(4)	Contractual commitments do not include $28.4 million of interest expense payable through the maturity date of January 15, 2020 on our 8.0% Convertible Senior Notes.

(5)
Unfunded commitments on our originated CRE loans generally fall into two categories: (1) pre-approved capital improvement projects; and (2) new or additional construction costs subject, in each case, to the borrower meeting specified criteria. Upon completion of the improvements or construction, we would receive additional loan interest income on the advanced amount.

(6)	On August 4, 2016, we sold Northport TRS, LLC. This transaction included the assumption of the senior secured revolving credit agreement.

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

Off-Balance Sheet Arrangements
General
As of September 30, 2016, we did not maintain any relationships with unconsolidated entities or financial partnerships that were established for the purpose of facilitating off-balance sheet arrangements or contractually narrow or limited purposes, although we do have interests in unconsolidated entities not established for those purposes. Except as set forth below, as of September 30, 2016, we had not guaranteed obligations of any such unconsolidated entities or entered into any commitment or letter of intent to provide additional funding to any such entities.
Unfunded Commercial Real Estate Loan Commitments
In the ordinary course of business, we make commitments to borrowers whose loans are in our commercial real estate loan portfolio to provide additional loan funding in the future. These commitments generally fall into two categories: (1) pre-approved capital improvement projects; and (2) new or additional construction costs. Disbursement of funds pursuant to these commitments is subject to the borrower meeting pre-specified criteria. Upon disbursement of funds, we receive loan interest income on any such advanced funds. As of September 30, 2016, we had 40 loans with unfunded commitments totaling $67.3 million, which we intend to fund through principal repayments on other loans in our portfolio and the ability to fund in our newest securitizations within a specified time period and cash flow from normal operating activities. These commitments are subject to the same underwriting requirements and ongoing portfolio maintenance as are the on-balance sheet financial instruments that we

(Back to Index)

hold. Since these commitments may expire without being drawn upon, the total commitment amount does not necessarily represent future cash requirements.
Unfunded Middle Market Loan Commitments
As of September 30, 2016, we have one middle market loan, after the sale of Northport TRS, LLC, which had an unfunded commitment totaling $950,000. We intend to fund this commitment through cash flow from normal operating activities. Disbursement of funds pursuant to this commitment is subject to the borrower meeting pre-specified criteria and in some instances, discretion. Since this commitment may expire without being drawn upon, the total commitment amount does not necessarily represent future cash requirements.
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
The following tables present the fair value of our derivative financial instruments as well as their classification on our consolidated balance sheets and on the consolidated statements of operations for the years presented:
Fair Value of Derivative Instruments as of September 30, 2016
(in thousands)

	Asset Derivatives
	Notional Amount	Balance Sheet Location	Fair Value
Interest rate lock agreements	$260,970	Derivatives, at fair value	$3,677
Forward contracts - residential mortgage lending	$79,838	Derivatives, at fair value	$237
Forward contracts - foreign currency, hedging (1)(2)	$16,993	Derivatives, at fair value	$137
Forward contracts - TBA securities	$1,000	Derivatives, at fair value	$1

	Liability Derivatives
	Notional Amount	Balance Sheet Location	Fair Value
Interest rate lock contracts	$2,636	Derivatives, at fair value	$4
Forward contracts - residential mortgage lending	$352,342	Derivatives, at fair value	$1,897
Forward contracts - foreign currency, hedging (1)(3)	$8,848	Derivatives, at fair value	$104
Forward contracts - TBA securities	$43,000	Derivatives, at fair value	$153

Interest rate swap contracts, hedging	$—	Accumulated other comprehensive (income) loss	$41

(1)
Notional amount presented on a currency converted basis. The base currency notional amount of our foreign currency hedging forward contracts in an asset position was €15.1 million as of September 30, 2016.

(2)	Foreign currency forward contracts are accounted for as fair value hedges.

(3)
Notional amount presented on a currency converted basis. The base currency notional amount of our foreign currency hedging forward contracts in a liability position was €7.9 million as of September 30, 2016.

(Back to Index)

(Back to Index)

Fair Value of Derivative Instruments as of December 31, 2015:
(in thousands)

	Asset Derivatives
	Notional Amount	Balance Sheet Location	Fair Value
Interest rate lock agreements (1)	$105,385	Derivatives, at fair value	$1,224
Forward contracts - residential mortgage lending	$92,413	Derivatives, at fair value	$345
Forward contracts - foreign currency, hedging (2)(3)	$24,850	Derivatives, at fair value	$727
Forward contracts - TBA securities	$29,500	Derivatives, at fair value	$99
Warrants (4)	$553	Derivatives, at fair value	$1,051
	Liability Derivatives
	Notional Amount	Balance Sheet Location	Fair Value
Interest rate swap contracts, hedging (5)	$102,799	Derivatives, at fair value	$3,459
Interest rate lock agreements (6)	$505	Derivatives, at fair value	$3
Forward contracts - residential mortgage lending	$143,553	Derivatives, at fair value	$479
Forward contracts - TBA securities	$1,500	Derivatives, at fair value	$—

Interest rate swap contracts, hedging	$102,799	Accumulated other comprehensive (income) loss	$(3,471)

(1)	The notional amount of the Company's IRLCs in an asset position is the total commitment weighted by the probability of closing the loan.

(2)	Notional amount presented on currency converted basis. The base currency notional amount of our foreign currency hedging forward contracts was €22.9 million as of December 31, 2015.

(3)	Foreign currency forward contracts are accounted for as fair value hedges.

(4)	The notional amount of our warrants is the calculated number of shares available for purchase.

(5)	Interest rate swap contracts are accounted for as cash flow hedges.

(6)	The notional amount of the Company's IRLCs in a liability position is the total commitment weighted by the probability of closing the loan.

The Effect of Derivative Instruments on the Statements of Operations for the
Nine Months Ended September 30, 2016
(in thousands)

	Derivatives
	Statement of Operations Location	Realized and Unrealized Gain (Loss) (1)
Interest rate swap contracts, hedging	Interest expense	$(95)
Interest rate lock agreements	Gain (loss) on sale of residential mortgage loans	$2,452
Forward contracts - residential mortgage lending	Gain (loss) on sale of residential mortgage loans	$(1,577)
Forward contracts - foreign currency, hedging	Net realized and unrealized gain (loss) on sales of investment securities available-for-sale and loans and derivatives	$(733)
Forward contracts - TBA securities	Gain (loss) on sale of residential mortgage loans	$(1,070)

(1)	Negative values indicate a decrease to the associated balance sheet or consolidated statement of operations line items.

(Back to Index)

(Back to Index)

The Effect of Derivative Instruments on the Statements of Operations for the
Nine Months Ended September 30, 2015
(in thousands)

	Derivatives
	Statement of Operations Location	Realized and Unrealized Gain (Loss) (1)
Interest rate swap contracts, hedging	Interest expense	$4,923
Interest rate swap contracts, hedging	Gain (loss) on sale of residential mortgage loans	$(34)
Interest rate lock agreements	Gain (loss) on sale of residential mortgage loans	$1,128
Forward contracts - RMBS securities	Net realized and unrealized gain (loss) on sales of investment securities available-for-sale and loans and derivatives	$(122)
Forward contracts - residential mortgage lending	Gain (loss) on sale of residential mortgage loans	$(197)
Forward contracts - foreign currency, hedging	Net realized and unrealized gain (loss) on sales of investment securities available-for-sale and loans and derivatives	$2,254
Options - U.S. Treasury futures	Net realized and unrealized gain (loss) on sales of investment securities available-for-sale and loans and derivatives	$184
Forward contracts - TBA securities	Gain (loss) on sale of residential mortgage loans	$415

(1)Negative values indicate a decrease to the associated balance sheets or consolidated statements of operations line items.
On January 1, 2016, we deconsolidated RREF CDO 2006-1 and RREF CDO 2007-1 in accordance with guidance on consolidation. This resulted in the deconsolidation of six CRE interest rate swaps.
During April 2016, we requested and canceled our remaining interest rate swap contract through accumulated other comprehensive income (loss), to be amortized through earnings over the life of the remaining debt. As of September 30, 2016, the Company had no interest rate swap contracts outstanding.

(Back to Index)

ITEM 3 .	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
As of September 30, 2016, the primary component of our market risk was interest rate risk, as described below. While we do not seek to avoid risk completely, we do seek to assume risk that can be quantified from historical experience, to actively manage that risk, to earn sufficient compensation to justify assuming that risk and to maintain capital levels consistent with the risk we undertake or to which we are exposed.
Effect on Fair Value
A component of interest rate risk is the effect changes in interest rates will have on the fair value of our assets. We face the risk that the fair value of our assets will increase or decrease at different rates than that of our liabilities, including our hedging instruments.
Primarily, we assess our interest rate risk by estimating the duration of our assets and the duration of our liabilities. Duration essentially measures the market price volatility of financial instruments as interest rates change. Generally, we calculate duration using various financial models and empirical data. Different models and methodologies can produce different duration numbers for the same securities.
The following sensitivity analysis tables present, at September 30, 2016 and December 31, 2015, the estimated impact on the fair value of our interest rate-sensitive investments and liabilities of changes in interest rates, assuming rates instantaneously fall 100 basis points and rise 100 basis points (dollars in thousands):

	September 30, 2016
	Interest rates fall 100 basis points	Unchanged	Interest rates rise 100 basis points
CMBS – private placement (1):
Fair value	$71,386	$71,087	$70,794
Change in fair value	$299	$—	$(293)
Change as a percent of fair value	0.42%	—%	(0.41)%

	December 31, 2015
	Interest rates fall 100 basis points	Unchanged	Interest rates rise 100 basis points
CMBS – private placement (1):
Fair value	$145,175	$144,178	$143,201
Change in fair value	$997	$—	$(977)
Change as a percent of fair value	0.69%	—%	(0.68)%

Hedging instruments:
Fair value	$(4,713)	$(3,459)	$(1,704)
Change in fair value	$(1,254)	$—	$1,755
Change as a percent of fair value	(36.25)%	—%	50.74%

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
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting during the three and nine months ended September 30, 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

(Back to Index)

(Back to Index)

PART II

ITEM 1.	LEGAL PROCEEDINGS

In September 2015, Daren Levin filed a putative class action in the United States District Court for the Southern District of New York on behalf of all persons who purchased our common stock between March 2, 2015 and August 4, 2015.  In November 2015, the Court appointed Douglas Drees as the lead plaintiff in the action, and thereafter entered a stipulation and order directing the lead plaintiff to file an amended complaint.  In February 2016, the lead plaintiff filed an amended complaint, alleging that we and certain of our officers and directors materially misrepresented certain risks of our commercial loan portfolio and our processes and controls for assessing the quality of our portfolio.  Based on these allegations, the amended complaint asserts claims for violation of the securities laws and seeks a variety of relief, including unspecified monetary damages as well as costs and attorneys’ fees.  In April 2016, we filed a motion to dismiss the amended complaint, which the court denied on October 5, 2016; and the discovery process is now expected to commence. We believe the amended complaint is without merit and intend to defend ourselves vigorously.

              In December 2015, Josh Reaves filed a shareholder derivative suit in the Supreme Court of New York alleging that our directors and certain officers breached their fiduciary duties by causing us to misrepresent certain risks of our commercial loan portfolio, by failing to employ adequate internal and financial controls and by failing to disclose the alleged internal control deficiencies.  The complaint purports to seek relief on behalf of us for unspecified damages as well as costs and attorneys’ fees.  We believe that the plaintiff, who failed to make a pre-suit demand on the board of directors, lacks standing to assert claims derivatively on our behalf. In April 2016, the parties entered into a stipulation staying this proceeding until such time as the court ruled on the motion to dismiss the Levin action referenced above or certain other triggering events occur. That stay has now been lifted because the motion was to dismiss the Levin action was denied.
PCM is a party to various claims and legal proceedings at various times. If PCM believes that a loss arising from any of these matters is probable and can be reasonably estimated, the loss is recorded. Currently, the only litigation involving PCM relates to claims for repurchases or indemnifications on loans that PCM has sold to investors.  Such claims are included in the reserve for mortgage repurchases and indemnifications. The reserve for mortgage repurchases and indemnifications was $5.2 million and $3.7 million as of September 30, 2016 and December 31, 2015, respectively.
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

As of September 30, 2016, outstanding demands for indemnification, repurchase or make whole payments totaled approximately $20.5 million, of which a substantial portion related to loans sold to four investors prior to 2011.  In October 2016, PCM reached agreements to settle repurchase claims with two of the four investors, including those subject to the litigation initiated by ResCap.  Pursuant to the settlement agreements, $2.1 million was fully reserved for at September 30, 2016.  These settlement agreements reduce the amount of outstanding demands against PCM for indemnification, repurchase and make whole payments to approximately $10.0 million.

The most significant remaining make whole demands against PCM are from Lehman Brothers Holding, Inc. (“LBHI”). On February 3, 2016, LBHI filed an adversary proceeding against PCM in United States Bankruptcy Court of the Southern District of New York.  LBHI has sued approximately 145 sellers of residential mortgage loans for alleged breaches of warranty in various loans sold to it.  LBHI contends that such breaches caused it damages from loan losses and liability to other transferees of the loans.  PCM intends to defend the action vigorously.

(Back to Index)

(Back to Index)

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On August 3, 2015, our Board of Directors authorized a program to repurchase up to $50.0 million of our outstanding equity and debt securities. In March 2016, the Board of Directors approved a new securities repurchase program for up to $50.0 million of our outstanding securities, which replaced the August 2015 repurchase plan.
The following tables provide information about our common stock and 8.25% Series B Preferred Stock repurchases made during the nine months ended September 30, 2016 in accordance with the previously mentioned stock repurchase program:

Common Stock
Period	Total Number of Shares Purchased	Average Price Paid per Share (1)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet be Purchased Under the Plans of Programs
January 2016	196,562	$12.81	196,562	$21,556,458
February 2016	198,979	$10.08	198,979	$19,551,480
March 2016	247,904	$11.14	247,904	$46,828,116
April 2016	22,013	$11.12	22,013	$46,583,349
May 2016	37,200	$12.61	37,200	$46,114,214
June 2016	—	$—	—	$46,114,214
July 2016	—	$—	—	$46,114,214
August 2016	97,542	$12.70	97,542	$44,875,735
September 2016	—	$—	—	$44,875,735
	800,200	$11.54	800,200
(1) The average price per share as reflected above includes broker fees and commissions.

8.25% Series B Preferred Stock
Period	Total Number of Shares Purchased	Average Price Paid per Share (1)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet be Purchased Under the Plans of Programs
January 2016	—	$—	—	$—
February 2016	—	$—	—	$—
March 2016	195,900	$15.90	195,900	$46,828,116
April 2016	—	$—	—	$—
May 2016	—	$—	—	$—
June 2016	—	$—	—	$—
July 2016	—	$—	—	$—
August 2016	—	$—	—	$—
September 2016	—	$—	—	$—
	195,900	$15.90	195,900
(1) The average price per share as reflected above includes broker fees and commissions.

(Back to Index)

(Back to Index)

ITEM 6.	EXHIBITS

Exhibit No.	Description
3.1(a)	Restated Certificate of Incorporation of Resource Capital Corp. (1)
3.1(b)	Articles of Amendment to Restated Certificate of Incorporation of Resource Capital Corp. (29)
3.1(c)	Articles Supplementary 8.50% Series A Cumulative Redeemable Preferred Stock. (16)
3.1(d)	Articles Supplementary 8.50% Series A Cumulative Redeemable Preferred Stock. (17)
3.1(e)	Articles Supplementary 8.25% Series B Cumulative Redeemable Preferred Stock. (18)
3.1(f)	Articles Supplementary 8.25% Series B Cumulative Redeemable Preferred Stock. (22)
3.1(g)	Articles Supplementary 8.625% Fixed-to-Floating Series C Cumulative Redeemable Preferred Stock. (9)
3.2	Amended and Restated Bylaws of Resource Capital Corp. (as Amended January 31, 2014) (12)
4.1(a)	Form of Certificate for Common Stock for Resource Capital Corp. (1)
4.1(b)	Form of Certificate for 8.50% Series A Cumulative Redeemable Preferred Stock. (13)
4.1(c)	Form of Certificate for 8.25% Series B Cumulative Redeemable Preferred Stock (18)
4.1(d)	Form of Certificate for 8.625% Fixed-to-Floating Series C Cumulative Redeemable Preferred Stock. (9)
4.2(a)	Junior Subordinated Indenture between Resource Capital Corp. and Wells Fargo Bank, N.A., dated May 25, 2006. (2)
4.2(b)	Amendment to Junior Subordinated Indenture and Junior Subordinated Note due 2036 between Resource Capital Corp. and Wells Fargo Bank, N.A., dated October 26, 2009 and effective September 30, 2009. (6)
4.3(a)	Amended and Restated Trust Agreement among Resource Capital Corp., Wells Fargo Bank, N.A., Wells Fargo Delaware Trust Company and the Administrative Trustees named therein, dated May 25, 2006. (2)
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
10.5
8.50% Series A Cumulative Redeemable Preferred Stock, 8.25% Series B Cumulative Redeemable Preferred Stock, 8.625% Fixed-to-Floating Series C Cumulative Redeemable Preferred Stock At-the-Market Issuance Sales Agreement, dated November 19, 2014 among the Company, Resource Capital Manager Inc. and MLV & Co., LLC. (26)

10.6
Senior Secured Revolving Credit Agreement, dated September 18, 2014, among Northport TRS, LLC, as borrower, Resource Capital Corp., as guarantor, JP Morgan Chase Bank, N.A., as administrative agent, and the lenders thereto. (19)

10.6(b)
Amended and Restated Senior Secured Revolving Credit Agreement, dated August 4, 2016, among Northport TRS, LLC, as borrower, JP Morgan Chase Bank, N.A., as administrative agent, ING Capital LLC, as Syndication Agent, and the lenders thereto.

10.7	Letter Agreement between Resource Capital Corp. and Resource America, Inc. (31)
10.8
Membership Interest Purchase Agreement, dated as of August 1, 2016, by and among CVC Credit Partners U.S. Lending I, L.P., Coller International Partners VII, L.P., Coller International Partners VII Parallel Fund, L.P. and Coller International Partners VII Luxembourg, SLP (solely with respect to Section 6.7 thereof), NEW NP, LLC, and Resource Capital Corp. (solely with respect to Section 6.8 thereof)).(32)

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

99.3(a)	Master Purchase Agreement by and between RCC Real Estate SPE 5, LLC, as, master seller, and Deutsche Bank AG, Cayman Islands Branch, as buyer, dated as of July 19, 2013. (24)
99.4(a)	Master Repurchase and Securities Contract dated as of June 20, 2014 with Well Fargo Bank, National Association. (5)
99.4(b)	Guaranty Agreement dated as of June 20, 2014, made by Resource Capital Corp., as guarantor, in favor of Wells Fargo Bank, National Association. (5)
99.5(a)	Master Repurchase and Securities Contract Agreement between RCC Real Estate 6, LLC and Morgan Stanley Bank, NA, dated as of September 10, 2015. (30)
99.5(b)	Guarantee dated as of September 10, 2015, made by Resource Capital Corp., as guarantor, in favor of Morgan Stanley Bank, N.A. (30)
101	Interactive Data Files.

(Back to Index)

(Back to Index)

(1)	Filed previously as an exhibit to the Company’s registration statement on Form S-11, Registration No. 333-126517.
(2)	Filed previously as an exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2006.
(3)	Filed previously as an exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2006.
(4)	Filed previously as an exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2013.
(5)	Filed previously as an exhibit to the Company’s Current Report on Form 8-K filed on June 26, 2014.
(6)	Filed previously as an exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2009.
(7)	Filed previously as an exhibit to the Company’s Proxy Statement filed on April 16, 2014.
(8)	Filed previously as an exhibit to the Company’s Registration Statement on Form S-11 (File No. 333-132836).
(9)	Filed previously as an exhibit to the Company’s Registration Statement on Form 8-A filed on June 9, 2014.
(10)	Filed previously as an exhibit to the Company’s Annual Report on Form 10-K for the year ended December 31, 2010.
(11)	Filed previously as an exhibit to the Company’s Current Report on Form 8-K filed on March 2, 2011.
(12)	Filed previously as an exhibit to the Company’s Current Report on Form 8-K filed on February 4, 2014.
(13)	Filed previously as an exhibit to the Company’s Annual Report on Form 10-K for the year ended December 31, 2012 filed on March 18, 2013.
(14)	Filed previously as an exhibit to the Company’s Current Report on Form 8-K filed on March 2, 2012.
(15)	Filed previously as an exhibit to the Company’s Current Report on Form 8-K filed on June 13, 2012.
(16)	Filed previously as an exhibit to the Company’s registration statement on Form 8-A filed on June 8, 2012.
(17)	Filed previously as an exhibit to the Company’s Current Report on Form 8-K filed on June 29, 2012.
(18)	Filed previously as an exhibit to the Company's Registration Statement on Form 8-A filed on September 28, 2012.
(19)	Filed previously as an exhibit to the Company's Current Report on Form 8-K filed on September 23, 2014.
(20)	Filed previously as an exhibit to the Company's Current Report on Form 8-K filed on January 13, 2015.
(21)	Filed previously as an exhibit to the Company's Current Report on Form 8-K filed on October 1, 2012.
(22)	Filed previously as an exhibit to the Company Current Report on Form 8-K filed on March 19, 2013.
(23)	Filed previously as an exhibit to the Company's Current Report on Form 8-K filed on April 8, 2013.
(24)	Filed previously as an exhibit to the Company's Current Report on Form 8-K filed on July 25, 2013.
(25)	Filed previously as an exhibit to the Company's Current Report on Form 8-K filed on October 21, 2013.
(26)	Filed previously as an exhibit to the Company's Current Report on Form 8-K filed on November 20, 2014.
(27)	Filed previously as an exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2014.
(28)	Filed previously as an exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2015.
(29)	Filed previously as an exhibit to the Company's Current Report on Form 8-K filed on September 1, 2015.
(30)	Filed previously as an exhibit to the Company's Current Report on Form 8-K filed on September 16, 2015.
(31)	Filed previously as an exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2016.
(32)	Filed previously as an exhibit to the Company's Current Report on Form 8-K filed on August 5, 2016.

(Back to Index)

(Back to Index)

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

RESOURCE CAPITAL CORP.
(Registrant)

November 14, 2016	By:	/s/ Robert C. Lieber
Robert C. Lieber
Chief Executive Officer and President

November 14, 2016	By:	/s/ David J. Bryant
David J. Bryant
Senior Vice President
Chief Financial Officer and Treasurer

November 14, 2016	By:	/s/ Eldron C. Blackwell
Eldron C. Blackwell
Vice President
Chief Accounting Officer

(Back to Index)