Form 10-K
period 2016-12-31
Resource Capital Corp.
filed 2017-03-16
CIK 1332551

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K
(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2016
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from _________ to __________
Commission File Number: 1-32733
RESOURCE CAPITAL CORP.
(Exact name of registrant as specified in its charter)

Maryland	20-2287134
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

712 Fifth Avenue, 12th Floor, New York, New York 10019
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
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☑
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☑
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☑ No ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☑
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐		Accelerated filer	☑
Non-accelerated filer	☐	(Do not check if a smaller reporting company)	Smaller reporting company	☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  ☐ Yes ☑ No
The aggregate market value of the voting common equity held by non-affiliates of the registrant, based on the closing price of such stock on the last business day of the registrant's most recently completed second fiscal quarter (June 30, 2016) was approximately $375,434,727.
The number of outstanding shares of the registrant’s common stock on March 10, 2017 was 31,398,186 shares.

(Back to Index)

RESOURCE CAPITAL CORP. AND SUBSIDIARIES
INDEX TO ANNUAL REPORT
ON FORM 10-K

(Back to Index)

(Back to Index)

FORWARD-LOOKING STATEMENTS

This report contains certain forward-looking statements. Forward-looking statements relate to expectations, beliefs, projections, future plans and strategies, anticipated events or trends and similar expressions concerning matters that are not historical facts. In some cases, you can identify forward-looking statements by terms such as "anticipate", "believe", "could", "estimate", "expects", "intend", "may", "plan", "potential", "project", "should", "will" and "would" or the negative of these terms or other comparable terminology.

Forward-looking statements contained in this report are based on our beliefs, assumptions and expectations regarding our future performance, taking into account all information currently available to us. These beliefs, assumptions and expectations can change as a result of many possible events or factors, not all of which are known to us or are within our control. If a change occurs, our business, financial condition, liquidity and results of operations may vary materially from those expressed in our forward-looking statements. Forward-looking statements we make in this report are subject to various risks and uncertainties that could cause actual results to vary from our forward-looking statements, including:

•
the factors described in this report, including those set forth under the sections captioned "Risk Factors", "Business", and "Management's Discussion and Analysis of Financial Conditions and Results of Operations";

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
General
We are a real estate finance company that is organized and conducts its operations to qualify as a real estate investment trust, or REIT, for federal income tax purposes under Subchapter M of the Internal Revenue Code of 1986, as amended. Our investment strategy focuses primarily on originating, holding and managing commercial mortgage loans and other commercial real estate-related debt investments. We have historically made other residential real estate and commercial finance investments.
Our investment strategy targets the following core asset class:

CRE/Core Asset Class	Principal Investments

Commercial real estate-related assets	•	First mortgage loans, which we refer to as whole loans;
	•	First priority interests in first mortgage loans, which we refer to as A notes;
	•	Subordinated interests in first mortgage loans, which we refer to as B notes;
	•	Mezzanine debt related to CRE that is senior to the borrower's equity position but subordinated to other third-party debt;
	•	Commercial mortgage-backed securities, which we refer to as CMBS; and
	•	Commercial real estate, or CRE, primarily multifamily properties.

In November 2016, we received approval from our board of directors to execute a strategic plan, or the Plan, to focus our strategy on CRE debt investments.  The Plan contemplates disposing of certain legacy CRE debt investments, exiting underperforming non-core asset classes and establishing a dividend policy based on sustainable earnings.  Legacy CRE loans are loans underwritten prior to 2010. The non-core asset classes in which we have historically invested are expected to be substantially disposed of over the next 12 to 24 months and are described in the following table of non-core asset classes:

Non-Core Asset Classes
Residential real estate-related assets	•	Residential mortgage loans; and
	•	Residential mortgage-backed securities, which we refer to as RMBS, which comprise our available for sale portfolio.

Commercial finance assets	•	Middle-market secured corporate loans and preferred equity investments; and
	•	Asset-backed securities, which we refer to as ABS, backed by senior secured corporate loans;
	•	Debt tranches of collateralized debt obligations and collateralized loan obligations, which we refer to as CDOs and CLOs, respectively, and sometimes, collectively, as CDOs;
	•	Structured note investments, which comprise our trading securities portfolio;
	•	Syndicated corporate loans;
	•	Preferred equity investment in a commercial leasing enterprise that originates and holds small- and middle-ticket commercial direct financing leases and notes.
Our objective is to provide our stockholders with total returns over time, including quarterly distributions and capital appreciation, while seeking to manage the risks associated with our investment strategies. We have financed a substantial portion of our portfolio investments through borrowing strategies seeking to match the maturities and repricing dates of our financings with the maturities and repricing dates of those investments, and we have sought to mitigate interest rate and foreign currency risk through derivative investments.
We are externally managed by Resource Capital Manager, Inc., or our Manager, an indirect wholly-owned subsidiary of Resource America, Inc. (formerly traded on NASDAQ: REXI), or Resource America. On September 8, 2016, Resource America was acquired by C-III Capital Partners LLC, or C-III, a leading CRE services company engaged in a broad range of activities, including primary and special loan servicing, loan origination, fund management, CDO management, principal investment, investment sales and multifamily property management. Our Manager now draws upon C-III's and Resource America’s management teams and their collective investment experience to provide its services. With respect to the strategic Plan, two non-

(Back to Index)

(Back to Index)

core segments: (i) residential mortgage loans and mortgage-backed securities and (ii) middle-market secured corporate loans and preferred equity investments have been reclassified as held for sale and are considered discontinued operations at December 31, 2016. As we exit these non-core asset classes, we expect to deploy the incremental capital primarily into our CRE lending business and CMBS investments. We began to implement the Plan during the fourth quarter of 2016.
During the latter half of 2015 our common shares began to trade at prices well below our book value per share. We had previously sought to enhance shareholder value through our $50.0 million securities repurchase program authorized by our board in August 2015. Through December 31, 2016, we repurchased $38.3 million of our common and preferred shares. However, in September 2016 we halted the buy-back program and instead began to marshal resources as part of our strategy to transform our operations into a CRE debt focused enterprise.
In August 2016, we sold our interest in Northport TRS, LLC and the self-originated piece of our middle market lending operation, which generated $104.2 million of proceeds that we began to use to make new CRE loans.
Beginning in the fourth quarter of 2016 and through February 2017, we liquidated several non-core assets. This included liquidating Apidos Cinco (our last syndicated corporate loan CLO) a partial monetization of our interest in Pelium Capital Partners, L.P., sales of several middle market loans, the sale of certain mortgage servicing rights related to our residential mortgage origination platform and a partial liquidation of our ABS portfolio. These liquidations generated $78.4 million of liquidity.
During 2015 and 2016, we originated 50 new CRE loans totaling $940.9 million. These loans were initially financed in part through our CRE term facilities and CRE securitizations. As a result of the planned dispositions coupled with available debt financing at December 31, 2016 of $301.2 million, we intend to grow our CRE lending operation.
Our Business Strategy
The core components of our business strategy are:
Investment in real estate assets. We expect to invest in CRE whole loans, CRE mezzanine loans and investment grade and non-investment grade CMBS bonds. We have historically invested in commercial finance assets, through directly-originated middle-market loans and syndicated corporate loan securitizations and in other ABS, structured note investments and debt tranches of CDOs and CLOs. We exited the directly-originated piece of our middle market lending business in August 2016 and liquidated our last syndicated corporate loan securitization in November 2016. We expect to recycle this capital into our CRE lending business, subject to the availability of investment opportunities. Our goal as we implement our strategy is to target a CRE equity allocation of 90%-100% . At December 31, 2016, our invested equity capital was allocated as follows: 74% in CRE assets; 14% in commercial finance assets; 6% in the residential mortgage lending business; and 6% in other investments.
Managing our investment portfolio. At December 31, 2016, we managed $1.9 billion of assets, including $761.4 million of assets that were financed and held in variable interest entities, or VIEs. The core of our management process is credit analysis, which our Manager, as well as C-III and Resource America, use to actively monitor our existing investments and as a basis for evaluating new investments. Senior management of our Manager, C-III and Resource America have extensive experience in underwriting the credit risk associated with our targeted asset classes and conduct detailed due diligence on all credit-sensitive investments. After we make investments, our Manager, C-III and Resource America actively monitor them for early detection of trouble or deterioration. If a default occurs, we will use our senior management team's asset management experience in seeking to mitigate the severity of any loss and to optimize the recovery from assets collateralizing the investment.
Managing our interest rate and liquidity risk. We generally seek to manage interest rate and liquidity risk so as to reduce the effects of interest rate changes on us. In our long-term financings, we seek to match the maturity and repricing dates of our investments with the maturities and repricing dates of our financings. Historically, we have used CDO and CLO vehicles structured for us by our Manager to achieve this goal, and subject to the markets for CDO and CLO financings remaining open, we expect to continue to use those vehicles in the future. We engage in a number of business activities that are vulnerable to interest rate and liquidity risk. Our hedging strategy is intended to take advantage of commonly available derivative investments such as interest rate swaps and caps to reduce, to the extent possible, interest rate and cash flow risks.
We manage our interest rate and liquidity risk on our short-term financings, principally repurchase agreements, by limiting the amount of our financial exposure under the facilities to either a stated investment amount or a fixed guaranty amount.  At December 31, 2016, our Wells Fargo CMBS facility had $22.5 million of short-term debt secured by $28.5 million of collateral. Our equity at risk was $6.1 million, including net interest due on the financings.  Our Wells Fargo CRE facility had a balance of $215.3 million of short-term debt at year end 2016 and and was secured by $313.1 million of collateral. Our equity at risk was $97.5 million, including net interest due.  These borrowings were made on a floating rate basis. For more information concerning our credit and repurchase facilities, see "Management's Discussion and Analysis of Financial Condition and Results of Operations-Liquidity and Capital Resources" and Note 13 of the Notes to Consolidated Financial Statements contained in Item 8 of this report. We obtained three waivers for violation of the EBITDA to fixed charge coverage ratio financial covenants for our CRE repurchase

(Back to Index)

(Back to Index)

facilities and Wells Fargo CMBS repurchase facility as of December 31, 2016. We continuously monitor our compliance with all of the financial covenants. We are in compliance with all other financial covenants as defined in the respective agreements as of December 31, 2016.
Diversification of investments. We intend to manage our investment risk by maintaining a diversified portfolio of commercial mortgage loans and real estate-related assets. As funds become available for investment or reinvestment, we seek to maintain diversification by property type and geographic location while allocating our capital to investment opportunities that we believe are the most economically attractive. The percentage of assets that we have invested in certain non-core and real estate-related asset classes is subject to the federal income tax requirements for REIT qualification and the requirements for exclusion from regulation under the Investment Company Act of 1940, which we refer to as the Investment Company Act.
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
Financing policies. We have used leverage in order to increase potential returns to our stockholders and for financing our portfolio. We do not speculate on changes in interest rates. Although we have identified leverage targets for each of our targeted asset classes, our investment policies do not have any minimum or maximum leverage limits. Our investment committee has the discretion, without the need for further approval by our board of directors, to increase the amount of leverage we incur above our targeted range for individual asset classes subject, however, to any leverage constraints that may be imposed by existing financing arrangements.
We have historically used borrowing and securitization strategies, substantially through CDOs, to accomplish our long-term match funding financing strategy. Based upon current conditions in the credit markets for CDOs and CLOs, we expect to modestly increase leverage through new CLO securitizations and the continued use of our Wells Fargo facilities and our Morgan Stanley facilities in 2017. We may also seek other credit arrangements to finance new investments that we believe we can generate attractive risk-adjusted returns, subject to availability.
Hedging and interest rate management policies. We use derivative financial instruments to hedge a portion of the interest rate risk associated with our borrowings.  Under the federal income tax laws applicable to REITs, we generally will be able to enter into transactions to hedge indebtedness that we may incur, or plan to incur, to acquire or carry real estate assets, provided that our total gross income from qualifying hedges does not exceed 25% of our total gross income and non-qualifying hedges does not exceed 5% of our total gross income.  We generally seek to minimize interest rate risk with a strategy that is expected to result in the least amount of volatility under general accepted accounting principles while still meeting our strategic economic objectives and maintaining adequate liquidity and flexibility.  These hedging transactions may include interest rate swaps, collars, caps or floors, puts, calls, options and foreign currency exchange protection.
Credit and risk management policies. Our Manager focuses its attention on credit and risk assessment from the earliest stage of the investment selection process. In addition, our Manager screens and monitors all potential investments to determine their impact on maintaining our REIT qualification under federal income tax laws and our exclusion from investment company status under the Investment Company Act. Portfolio risks, including risks related to credit losses, interest rate volatility, liquidity and counterparty credit, are generally managed on a portfolio-by-portfolio basis by Resource America's asset management division.

(Back to Index)

(Back to Index)

General
The table below summarizes the amortized cost and net carrying amount of our investment portfolio at December 31, 2016, classified by asset type (in thousands, except percentages):

At December 31, 2016	Amortized Cost	Net Carrying Amount	Percent of Portfolio	Weighted Average Coupon
Loans Held for Investment:
CRE whole loans (1)	$1,290,107	$1,286,278	69.46%	5.63%

Loans Held for Sale:
Syndicated corporate loans(2)	1,007	1,007	0.05%	5.54%

Investments in Available-for-Sale Securities:
CMBS	98,525	98,087	5.30%	5.38%
RMBS	1,526	1,601	0.09%	5.43%
ABS	21,365	25,280	1.35%	N/A(4)
	121,416	124,968	6.74%
Investment Securities-Trading:
Structured notes	6,242	4,492	0.24%	N/A (4)

Other (non-interest bearing):
Investments in unconsolidated entities	87,919	87,919	4.76%	N/A (4)
Direct financing leases(3)	992	527	0.03%	5.66%
	88,911	88,446	4.79%
Other Assets Held for Sale:
Residential mortgage loans	148,140	148,140	8.00%	3.79%
Middle market loans	52,382	40,443	2.18%	5.87%
CRE legacy loans	158,192	158,178	8.54%	2.90%
	358,714	346,761	18.72%

Total Investment Portfolio	$1,866,397	$1,851,952	100.00%

(1)	Net carrying amount includes an allowance for loan losses of $3.8 million at December 31, 2016.

(2)	The fair value option was elected for syndicated corporate loans, held for sale.

(3)	Net carrying amount includes an allowance for lease losses of $465,000 at December 31, 2016.

(4)	There is no stated rate associated with these securities.

(Back to Index)

(Back to Index)

Core Asset Classes
Commercial Real Estate Debt Investments
Whole loans.  We predominantly originate first mortgage loans, or whole loans, directly to borrowers. The direct origination of whole loans enables us to better control the structure of the loans and to maintain direct lending relationships with borrowers. We may create tranches of a loan we originate, consisting of an A note (described below) and a B note (described below), as well as mezzanine loans or other participations, which we may hold or sell to third parties. We do not obtain ratings on these investments. With respect to our portfolio at December 31, 2016, our whole loan investments had loan to value, or LTV, ratios that typically do not exceed 80%. Typically, whole loans will have terms of three to five years and are generally structured with an original term of up to three years, with one-year extensions that bring the loan to a maximum term of five years. Substantially all of our CRE loans held at December 31, 2016 were whole loans. We expect to hold our whole loans to their maturity.
Senior interests in whole loans (A notes). Historically, we have invested in senior interests in whole mortgage loans, referred to as A notes, either directly originated or purchased from third parties. We do not obtain ratings on these investments. Our typical A note investments had an LTV ratio not exceeding 70%, and were generally held to their maturity. We did not hold any A note investments at December 31, 2016.
Subordinate interests in whole loans (B notes).  To a lesser extent, we have invested in subordinate interests in whole loans, referred to as B notes, which we either directly originate or have purchased from third parties. B notes are loans secured by a first mortgage but are subordinated to an A note. The subordination of a B note is generally evidenced by an intercreditor or participation agreement between the holders of the A note and the B note. In some instances, the B note lender may require a security interest in the stock or other equity interests of the borrower as part of the transaction. B note lenders have the same obligations, collateral and borrower as the A note lender, but typically are subordinated in recovery upon a default to the A note lender. B notes share certain credit characteristics with second mortgages in that both are subject to greater credit risk with respect to the underlying mortgage collateral than the corresponding first mortgage or A note. We do not obtain ratings on these investments. Our typical B note investments have had LTV ratios between 55% and 80%, had terms of three to five years and were generally structured with an original term of up to three years, with one-year extensions that bring the loan to a maximum term of five years. We expect to hold any B note investments we make or purchase to their maturity. We did not hold any B note investments at December 31, 2016.
In addition to the interest payable on a B note, we may earn fees charged to the borrower under the note or additional income by receiving principal payments in excess of the discounted price (below par value) we paid to acquire the note. Our ownership of a B note with controlling class rights may, in the event the financing fails to perform according to its terms, cause us to pursue our remedies as owner of the B note, which may include foreclosure on, or modification of, the note. In some cases, the owner of the A note may be able to foreclose or modify the note against our wishes as owner of the B note. As a result, our economic and business interests may diverge from the interests of the owner of the A note.
Mezzanine financing.  Historically, we have also invested in mezzanine loans that are senior to the borrower's equity in, and subordinate to a mortgage loan on, a property. A mezzanine loan is typically secured by a pledge of the ownership interests in the entity that directly owns the real property. In addition mezzanine loans typically include credit enhancements such as letters of credit, personal guarantees of the principals of the borrower, or collateral unrelated to the property. A mezzanine loan may be structured so that we receive a stated fixed or variable interest rate on the loan as well as a percentage of gross revenues and a percentage of the increase in the fair market value of the property securing the loan, payable upon maturity, refinancing or sale of the property. Mezzanine loans may also have prepayment lockouts, penalties, minimum profit hurdles and other mechanisms to protect and enhance returns in the event of premature repayment. Our mezzanine investments have LTV ratios between 65% and 90%. The stated maturity of mezzanine financings typically range from three to five years and are held to maturity. We have no basis in any mezzanine loan investments at December 31, 2016.

(Back to Index)

(Back to Index)

The following charts describe the property type and the geographic breakdown of our CRE loan portfolio at December 31, 2016 (based on carrying value), excluding our legacy CRE loans classified as assets held for sale:

The CRE collateralizing our loan portfolio comprises a diversified mix of property types, as follows (based on carrying value): multifamily – 47%; office – 20%,;retail – 17%; hotel – 15%; and industrial – 1%.
Approximately 31% of our portfolio is in Texas. Within Texas, our portfolio consists of whole loans collateralized by two property types: multifamily – 70% and office – 17%. We also hold 19% of our portfolio in California, which we split into Southern (9%) and Northern (10%) regions.  Within the Southern California region, our portfolio consists of whole loans concentrated in two property types:  multifamily – 46% and retail – 43%.  Within the Northern California region, our portfolio consists of whole loans collateralized by two property types: office – 55% and retail – 40%.  We view our investment and credit strategies as being adequately diversified across property type in the Southern and Northern California regions and in Texas.

(Back to Index)

(Back to Index)

As part of the Plan, certain underperforming legacy CRE whole loans were classified as held for sale at December 31, 2016. These legacy CRE whole loans are in three property types: hotel – 54%; retail – 39%; and office – 7%. Of these loans, 84% are within California and 16% in Arizona.
CMBS
We invest in CMBS, which are securities that are secured by, or evidence interests, in a pool of mortgage loans secured by commercial properties. These securities may be senior or subordinate and may be either investment grade or non-investment grade. The majority of our CMBS investments have been rated by at least one nationally recognized rating agency.
The yields on CMBS depend on the timely payment of interest and principal due on the underlying mortgage loans, and defaults by the borrowers on such loans may ultimately result in deficiencies and defaults on the CMBS. In the event of a default, the trustee for the benefit of the holders of CMBS has recourse only to the underlying pool of mortgage loans and, if a loan is in default, to the mortgaged property securing such mortgage loan. After the trustee has exercised all of the rights of a lender under a defaulted mortgage loan and the related mortgaged property has been liquidated, no further remedy is available. However, holders of relatively senior classes of a CMBS trust will be protected to a certain degree by the structural features of the securitization transaction, such as the subordination of junior classes of the CMBS trust.
Commercial Real Estate Equity Investments
In 2011, we began to invest directly in the ownership of CRE, restructuring two real estate loans to take control of properties where we believed we could protect capital and ultimately generate capital appreciation. We primarily used a related party, Resource Real Estate, a subsidiary of Resource America, to manage any CRE investments we hold on our behalf. We later acquired two multi-family real estate assets, one through a joint venture and the other wholly-owned by us, as well as a hotel property. We sold the wholly-owned multi-family property at a substantial gain of $16.6 million in 2013, and divested the remaining CRE assets during 2014 at a gain of $6.1 million. At December 31, 2016 and December 31, 2015, we were not directly invested in the ownership of any CRE assets.
Other Real Estate Investments
We have invested in a joint venture that makes high-yield investments in a broad range of CRE assets through a variety of debt investments, including mezzanine loans, B notes, preferred equity, and whole loans including bridge financing. Our joint venture investment balance was $17.0 million at December 31, 2016.
Non-Core Asset Classes
Structured Note Investments and Residential Mortgage-Backed Securities, or RMBS
We have invested in structured notes and RMBS as part of our trading portfolio.  Structured note investments are investments in structured finance vehicles that are typically among the most junior debt securities, or are equity securities, issued by the vehicle.  The majority of our structured notes have not been rated by any nationally recognized rating agency.  These notes and equity securities typically receive quarterly interest payments or distributions only after the more senior debt securities issued by the vehicle have received all amounts contractually then owned to them. We also invest in RMBS, which are securities that are secured or evidenced by interests in pools of residential mortgage loans.  These securities may be issued by government-sponsored agencies or other entities and may or may not be rated investment grade by rating agencies.  We expect that our RMBS will include loan pools with home equity loans (loans that are secured by subordinate liens), residential B or C loans (loans where the borrower's FICO score, a measure used to rate the financial strength of the borrower, is low, generally below 625), "Alt-A" loans (where the borrower's FICO score is between 675 and 725) and "high LTV" loans (loans where the LTV is 95% or greater).
Residential Mortgage Origination
Primary Capital Mortgage, LLC, or PCM, is a residential mortgage lender and servicer offering home loans in 42 states at December 31, 2016, primarily through wholesale channels.  PCM primarily originates agency and non-agency mortgage loans for the purpose of selling those loans to the appropriate federal agency and other investors.  PCM originated $1.8 billion of agency mortgage loans and $127.2 million of prime jumbo loans in 2016.  At December 31, 2016, PCM serviced over $3.4 billion of residential mortgage loans. As part of our Plan to exit non-core asset classes, PCM's operations were moved to discontinued operations in the fourth quarter of 2016 and its assets and liabilities were marked to the lower of cost or fair market value and transferred to held for sale status.

(Back to Index)

(Back to Index)

Commercial Finance Investments
Subject to limitations imposed by REIT qualification standards and requirements for exclusion from regulation under the Investment Company Act, we have invested in the following commercial finance assets, which we have no plans to invest in after they are disposed:
Middle market loans. We have made both senior and subordinated, secured and unsecured loans to middle market companies either through directly originated transactions or purchases from third parties. However, in August 2016 we completed the sale of Northport TRS, LLC, or Northport, and retained substantially all of the portfolio of broadly syndicated loans purchased through third parties, and one directly originated loan classified as held for sale, with an aggregate carrying value of $40.4 million at December 31, 2016. As part of our Plan to exit non-core asset classes, our middle market business was moved to discontinued operations in the fourth quarter of 2016. As such, the remaining assets were required to be marked to the lower of cost or fair market value and transferred to held for sale status at December 31, 2016.
Syndicated corporate loans. We have acquired senior and subordinated, secured and unsecured loans made by banks or other financial entities that were financed primarily by CLOs. However, our last remaining CLO, Apidos Cinco, was called and liquidated in November 2016. We have received substantially all of the call proceeds from the trustee in connection with the liquidation, and we expect to receive the balance of the proceeds in 2017.
Equipment leases.  We have a preferred equity investment in an equipment leasing company that invests in small- and middle-ticket equipment leases. Although previously we had maintained an equipment lease receivable portfolio, we transferred that portfolio to the leasing company in return for the preferred equity interest. We do not expect to invest in an equipment leasing portfolio in the future.
Trust preferred securities and other ABS.  We did not have any investments in trust preferred securities or other ABS at December 31, 2016. With certain exceptions relating to smaller banking institutions, the Dodd-Frank Act provided for a phase out of the use of trust preferred securities as primary regulatory capital for financial institutions, which has resulted in a lack of new issuances. Accordingly, we do not expect to make trust preferred securities investments in the future.
Competition
See Item 1A "Risk Factors - Risks Related to Our Investments" "We may face competition for suitable investments."
Management Agreement
We have a management agreement with our Manager, pursuant to which our Manager provides the day-to-day management of our operations. On September 8, 2016, Resource America was acquired by C-III, as a result of which C-III now controls our Manager. The agreement has been amended several times over the years. The management agreement requires our Manager to manage our business affairs in conformity with the policies and investment guidelines established by our board of directors. Our Manager's provides its services under the supervision and direction of our board of directors. Our Manager is responsible for the selection, purchase and sale of our portfolio investments, our financing activities and providing us with investment advisory services. Our Manager also provides us with a Chief Financial Officer, Chief Accounting Officer, several accounting and tax professionals and an investor relations officer. Our Manager receives fees and is reimbursed for its expenses as follows:

•
A monthly base management fee equal to 1/12th of the amount of our equity multiplied by 1.50%. Under the management agreement, ''equity'' is equal to the net proceeds from issuances of shares of capital stock less offering-related costs, plus or minus our retained earnings (excluding non-cash equity compensation incurred in current or prior periods) less any amounts we have paid for common stock and preferred stock repurchases. The calculation is adjusted for one-time events due to changes in accounting principles generally accepted in the United States, which we refer to as GAAP, as well as other non-cash charges, upon approval of our independent directors.

•
Incentive compensation, calculated as follows: (i) 25% of the dollar amount by which (A) our adjusted operating earnings (before incentive compensation but after the base management fee) per common share (based on the weighted average number of common shares outstanding for such quarter) for a quarter exceeds (B) an amount equal to (1) the weighted average of the price per share of our common stock in our initial offering and the prices per share of our common stock in any of our subsequent offerings, in each case at the time of issuance thereof, multiplied by (2) the greater of (a) 2.00% and (b) 0.50% plus one-fourth of the Ten Year Treasury Rate for such quarter, multiplied by (ii) the weighted average number of shares of common stock outstanding during such quarter, subject to adjustment to exclude events pursuant to changes in GAAP or the application of GAAP as well as non-recurring or unusual transactions or events, after discussion between our Manager and the independent directors and approval by a majority of the independent directors in the case of non-recurring or unusual transactions or events.

•	Reimbursement of out-of-pocket expenses and certain other costs incurred by our Manager that relate directly to us

(Back to Index)

(Back to Index)

and our operations.

•
Reimbursement of our Manager's expenses for the wages, salaries and benefits of our Chief Financial Officer, Chief Accounting Officer, several accounting and tax professionals and 50% of the salary and benefits of the director of investor relations. Until the closing of C-III's acquisition of Resource America on September 8, 2016, we also reimbursed our Manager for of the wages, salary and benefits of our Chairman.

In November 2013, we amended the management agreement to allow an ancillary operating subsidiary to directly incur and pay all of its own operating costs and expenses, including compensation to employees and reimbursement of any compensation costs incurred by our Manager for the personnel principally devoted to such ancillary operating subsidiary.
Incentive compensation is calculated and payable quarterly to our Manager to the extent it is earned. Up to 75% of the incentive compensation is payable in cash and at least 25% is payable in the form of an award of common stock. Our Manager may elect to receive more than 25% of its incentive compensation in common stock. All shares are fully vested upon issuance. However, our Manager may not sell such shares for one year after the incentive compensation becomes due and payable unless the management agreement is terminated. Shares payable as incentive compensation are valued as follows:

•	if such shares are traded on a securities exchange, at the average of the closing prices of the shares on such exchange over the 30-day period ending three days prior to the issuance of such shares;

•	if such shares are actively traded over-the-counter, at the average of the closing bid or sales price as applicable over the 30-day period ending three days prior to the issuance of such shares; and

•	if there is no active market for such shares, at the fair market value as reasonably determined in good faith by our board of directors.
The management agreement's initial contract term ends on March 31, 2017. The agreement provides for automatic one year renewals on such date and on each March 31 thereafter until terminated. Our board of directors reviews our Manager's performance annually. The management agreement may be terminated annually upon the affirmative vote of at least two-thirds of our independent directors, or by the affirmative vote of the holders of at least a majority of the outstanding shares of our common stock, based upon unsatisfactory performance that is materially detrimental to us or a determination by our independent directors that the management fees payable to our Manager are not fair, subject to our Manager's right to prevent such a compensation termination by accepting a mutually acceptable reduction of management fees. Our board of directors must provide 180 days' prior notice of any such termination. If we terminate the management agreement, our Manager is entitled to a termination fee equal to four times the sum of the average annual base management fee and the average annual incentive compensation earned by our Manager during the two 12-month periods immediately preceding the date of termination, calculated as of the end of the most recently completed fiscal quarter before the date of termination.
We may also terminate the management agreement for cause with 30 days' prior written notice from our board of directors. No termination fee is payable in the event of a termination for cause. The management agreement defines cause as:

•	our Manager's continued material breach of any provision of the management agreement following a period of 30 days after written notice thereof;

•	our Manager's fraud, misappropriation of funds, or embezzlement against us;

•	our Manager's gross negligence in the performance of its duties under the management agreement;

•	our bankruptcy or insolvency of our Manager, or the filing of a voluntary bankruptcy petition by our Manager;

•	our dissolution of our Manager; or

•
a change of control (as defined in the management agreement) of our Manager if a majority of our independent directors determines, at any point during the 18 months following the change of control, that the change of control was detrimental to the ability of our Manager to perform its duties in substantially the same manner conducted before the change of control.

Cause does not include unsatisfactory performance that is materially detrimental to our business.
Our Manager may terminate the management agreement at its option, without payment of a termination fee by us, if we become regulated as an investment company under the Investment Company Act, with such termination deemed to occur immediately before such event.
Regulatory Aspects of Our Investment Strategy: Exclusion from Regulation Under the Investment Company Act
We operate our business so as to be excluded from regulation under the Investment Company Act. Because we conduct our business through wholly-owned subsidiaries, we must ensure not only that we qualify for an exclusion from regulation under

(Back to Index)

(Back to Index)

the Investment Company Act, but also that each of our subsidiaries also qualifies.
We believe that RCC Real Estate, Inc., the subsidiary that at December 31, 2016 held all of our CRE loan assets, is excluded from Investment Company Act regulation under Section 3(c)(5)(C), a provision designed for companies that do not issue redeemable securities and are primarily engaged in the business of purchasing or otherwise acquiring mortgages and other liens on and interests in real estate. To qualify for this exclusion, at least 55% of RCC Real Estate's assets must consist of mortgage loans and other assets that are considered the functional equivalent of mortgage loans for purposes of the Investment Company Act and interests in real properties, which we refer to as "qualifying real estate assets." Moreover, 80% of RCC Real Estate's assets must consist of qualifying real estate assets and other real estate-related assets. RCC Real Estate has not issued, and does not intend to issue, redeemable securities.
We treat our investments in CRE whole loans, A notes and specific types of B notes and specific types of mezzanine loans as qualifying real estate assets for purposes of determining our eligibility for the exclusion provided by Section 3(c)(5)(C) to the extent such treatment is consistent with guidance provided by the Securities and Exchange Commission, or SEC, or its staff. We believe that SEC staff guidance allows us to treat B notes as qualifying real estate assets where we have unilateral rights to instruct the servicer to foreclose upon a defaulted mortgage loan, replace the servicer in the event the servicer, in its discretion, elects not to foreclose on such a loan, and purchase the A note in the event of a default on the mortgage loan. We believe, based upon an analysis of existing SEC staff guidance, that we may treat mezzanine loans as qualifying real estate assets where (i) the borrower is a special purpose bankruptcy-remote entity whose sole purpose is to hold all of the ownership interests in another special purpose entity that owns commercial real property, (ii) both entities are organized as limited liability companies or limited partnerships, (iii) under their organizational documents and the loan documents, neither entity may engage in any other business, (iv) the ownership interests of either entity have no value apart from the underlying real property which is essentially the only asset held by the property-owning entity, (v) the value of the underlying property in excess of the amount of senior obligations is in excess of the amount of the mezzanine loan, (vi) the borrower pledges its entire interest in the property-owning entity to the lender which obtains a perfected security interest in the collateral and (vii) the relative rights and priorities between the mezzanine lender and the senior lenders with respect to claims on the underlying property are set forth in an intercreditor agreement between the parties which gives the mezzanine lender certain cure and purchase rights in case there is a default on the senior loan. If the SEC staff provides future guidance that these investments are not qualifying real estate assets, then we will treat them, for purposes of determining our eligibility for the exclusion provided by Section 3(c)(5)(C), as real estate-related assets or miscellaneous assets, as appropriate. Historically, we have held "whole pool certificates" in mortgage loans, although, at December 31, 2016 and 2015, we had no whole pool certificates in our portfolios. Pursuant to existing SEC staff guidance, we consider whole pool certificates to be qualifying real estate assets. A whole pool certificate is a certificate that represents the entire beneficial interest in an underlying pool of mortgage loans. By contrast, a certificate that represents less than the entire beneficial interest in the underlying mortgage loans is not considered to be a qualifying real estate asset for purposes of the 55% test, but constitutes a real estate-related asset for purposes of the 80% test. We do not expect that investments in CDOs, ABS, syndicated corporate loans, lease receivables, trust preferred securities or private equity will constitute qualifying real estate assets. Moreover, to the extent that these investments are not backed by mortgage loans or other interests in real estate, they will not constitute real estate-related assets. Instead, they will constitute miscellaneous assets, which can constitute no more than 20% of RCC Real Estate's assets.
To the extent RCC Real Estate holds its CRE loan assets through wholly or majority-owned CDO subsidiaries, RCC Real Estate also intends to conduct its operations so that it will not come within the definition of an investment company set forth in Section 3(a)(1)(C) of the Investment Company Act because less than 40% of the value of its total assets (exclusive of government securities and cash items) on an unconsolidated basis will consist of "investment securities," which we refer to as the 40% test. "Investment securities" exclude U.S. government securities and securities of majority-owned subsidiaries that are not themselves investment companies and are not relying on the exception from the definition of investment company under Section 3(c)(1) or Section 3(c)(7) of the Investment Company Act. Certain of the wholly-owned CDO subsidiaries of RCC Real Estate rely on Section 3(c)(5)(C) for their Investment Company Act exemption, with the result that RCC Real Estate's interests in the CDO subsidiaries do not constitute "investment securities" for the purpose of the 40% test.
Our other subsidiaries, RCC Commercial, Inc. ("RCC Commercial"), RCC Commercial II, Inc. ("Commercial II"), RCC Commercial III, Inc. ("Commercial III"), Resource TRS, LLC, RSO EquityCo, LLC ("RSO Equity"), RCC Residential Portfolio, Inc. ("RCC Resi Portfolio") and RCC Residential Portfolio TRS, Inc. ("RCC Resi TRS"), do not qualify for the Section 3(c)(5)(C) exclusion. However, we believe they qualify for exclusion under either Section 3(c)(1) or 3(c)(7). As required by these exclusions, we will not allow any of these entities to make, or propose to make, a public offering of its securities. In addition, with respect to those subsidiaries for which we rely upon the Section 3(c)(1) exclusion, and as required thereby, we limit the number of holders of their securities to not more than 100 persons calculated in accordance with the attribution rules of Section 3(c)(1), and with respect to those subsidiaries for which we rely on the Section 3(c)(7) exclusion, and as required thereby, we limit ownership of their securities to "qualified purchasers." If we form other subsidiaries, we must ensure that they qualify for an exemption or exclusion from regulation under the Investment Company Act.

(Back to Index)

(Back to Index)

Moreover, we must ensure that Resource Capital Corp. itself qualifies for an exclusion from regulation under the Investment Company Act. We do so by monitoring the value of our interests in our subsidiaries so that we can ensure that Resource Capital Corp. satisfies the 40% test. Our interest in RCC Real Estate does not constitute an "investment security" for purposes of the 40% test, but our interests in RCC Commercial, Commercial II, Commercial III, Resource TRS, LLC, RSO Equity, RCC Resi Portfolio and RCC Resi TRS do. Accordingly, we must monitor the value of our interests in those subsidiaries to ensure that the value of our interests in them does not exceed 40% of the value of our total assets.
We have not received, nor have we sought, a no-action letter from the SEC regarding how our investment strategy fits within the exclusions from regulation under the Investment Company Act. To the extent that the SEC provides more specific or different guidance regarding the treatment of assets as qualifying real estate assets or real estate-related assets, we may have to adjust our investment strategy. Any additional guidance from the SEC could inhibit our ability to pursue our investment strategy.
Employees
We have no direct employees, except for those who work for PCM, our residential mortgage origination company acquired in 2013. Under our management agreement, our Manager provides us with all management and support personnel and services necessary for our day-to-day operations, except for PCM's operations. To provide its services, our Manager draws upon the expertise and experience of C-III and Resource America. In April 2012, Resource America and its affiliated entities formed a joint venture, CVC Credit Partners, in which Resource America currently owns a 24% equity interest. We rely on the expertise of employees of this venture to manage certain of our assets. Under our management agreement, our Manager also must provide us with our Chief Financial Officer, Chief Accounting Officer and several accounting and tax professionals, each of whom is exclusively dedicated to our operations, as well as a director of investor relations. We bear the expense of the wages, salaries and benefits of our Chief Financial Officer, Chief Accounting Officer and the accounting and tax professionals dedicated to us, and 50% of the salary and benefits of the director of investor relations. Until the closing of C-III's acquisition of Resource America on September 8, 2016, we also bore the expense of the wages, salary and benefits of our Chairman.
Corporate Governance and Internet Address
We emphasize the importance of professional business conduct and ethics through our corporate governance initiatives. Our board of directors consists of a majority of independent directors, as defined in the Securities Exchange Act of 1934, as amended, and relevant New York Stock Exchange, or NYSE, rules. The audit, compensation and nominating and governance committees of our board of directors are composed exclusively of independent directors. We have adopted corporate governance guidelines and a code of business conduct and ethics, which delineate our standards for our officers and directors and the employees of our Manager who provide us services.
Our internet address is www.resourcecapitalcorp.com. We make available, free of charge through a link on our site, all reports filed with the SEC as soon as reasonably practicable after such filing. Our site also contains our code of business conduct and ethics, corporate governance guidelines and the charters of the audit committee, nominating and governance committee and compensation committee of our board of directors. A complete list of our filings is available on the SEC's website at www.sec.gov. Our SEC filings are also available at the Securities and Exchange Commission's Public Reference Room at 100 F Street, N.E., Room 1580, Washington, D.C. 20549. The Public Reference Room may be contacted at telephone number (800) 732-0330 for further information.

(Back to Index)

(Back to Index)

ITEM IA.	RISK FACTORS
This section describes material risks affecting our business. In connection with the forward-looking statements that appear in this annual report, you should carefully review the factors discussed below and the cautionary statements referred to in "Forward-Looking Statements."
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
We cannot predict the effects on us of actions taken by the U.S. government and governmental agencies in response to economic conditions in the United States.
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
Our strategic plan involves the disposition of our investments in non-core businesses, including the middle market lending and residential real estate lending segments as well as several legacy CRE assets and other miscellaneous non-CRE investments and economic conditions may impede our ability to dispose of these investments.
Our board of directors approved the Plan to dispose of non-core businesses in November 2016.  Economic conditions may hinder our ability to dispose of these assets and businesses in the time frame of 12-24 months that we have indicated as a goal.  We have adjusted the amount of these assets to fair market value at December 31, 2016. However, we may not be able to dispose of these businesses at prices that would allow us to recover the book value of our investments and we may incur further losses as a result of difficult economic conditions and / or lack of buying interest.
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

(Back to Index)

(Back to Index)

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

(Back to Index)

(Back to Index)

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
Our CDOs generally provide that the principal amount of their assets must exceed the principal balance of the related securities issued by them by a certain amount, commonly referred to as "over-collateralization." If delinquencies and/or losses exceed specified levels, based on the analysis by the rating agencies (or any financial guaranty insurer) of the characteristics of the assets collateralizing the securities issued by the CDO issuer, the required level of over-collateralization may be increased or may be prevented from decreasing as would otherwise be permitted if losses or delinquencies did not exceed those levels. A failure by a CDO to satisfy an over-collateralization test typically results in accelerated distributions to the holders of the senior debt securities issued by the CDO entity, resulting in reduction or elimination of distributions to more junior securities until the over-collateralization requirements have been met or the senior debt securities have been paid in full.
Our equity holdings and, when we acquire debt interests in CDOs, our debt interests, if any, generally are subordinate in right of payment to the other classes of debt securities issued by the CDO entity. Accordingly, if overcollateralization tests are not met, distributions on the subordinated debt and equity we hold in these CDOs will cease, resulting in a substantial reduction in our cash flow. Other tests (based on delinquency levels, interest coverage or other criteria) may restrict our ability to receive cash distributions from assets collateralizing the securities issued by the CDO entity. Although at December 31, 2016, all of our CDOs met their performance tests, we cannot assure you that our CDOs will satisfy the performance tests in the future. For information concerning compliance by our CDOs with their over-collateralization tests, see "Management's Discussion and Analysis of Financial Condition and Results of Operation - Summary of CDO and CLO Performance Statistics."
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

(Back to Index)

(Back to Index)

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
The success of our hedging transactions will depend on our Manager's ability to correctly predict movements of interest rates. Therefore, unanticipated changes in interest rates may result in poorer overall investment performance than if we had not engaged in any such hedging transactions. In addition, the degree of correlation between price movements of the instruments used in a hedging strategy and price movements in the portfolio positions being hedged may vary. Moreover, for a variety of reasons, we may not seek to establish a perfect correlation between such hedging instruments and the portfolio holdings being hedged. Any such imperfect correlation may prevent us from achieving the intended hedge and expose us to risk of loss.
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

(Back to Index)

(Back to Index)

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
Interest rate hedging arrangements, when active, may be concentrated with a single counterparty and, as a consequence, our hedging strategy may fail if that counterparty defaults in its obligations.
At December 31, 2016, we have no interest rate hedge arrangements outstanding. Historically, we have entered into interest rate hedges concentrated with a single counterparty, creating counterparty credit risk. Were a counterparty to default in its obligations under these hedging arrangements, we would lose the hedge protection for which we had contracted which, depending upon market conditions, could result in significant losses to us. Under such a scenario, we cannot assure you that we could replace the defaulted hedges or that the terms of any replacement hedges we could obtain would be on similar terms, or as to the cost to us of obtaining replacement hedges.
All of our foreign currency hedging arrangements are with a single counterparty and, as a consequence, our hedging strategy may fail if that counterparty defaults in its obligations.
At December 31, 2016, all of our outstanding foreign currency hedging arrangements, with a notional amount of $12.5 million, were with Wells Fargo Bank N.A., or Wells Fargo. Were Wells Fargo to default in its obligations under these hedging arrangements, we would lose the hedge protection for which we had contracted which, depending upon market conditions, could result in significant losses to us. We cannot assure you that we could replace the defaulted hedges or that the terms of any replacement hedges we could obtain would be on similar terms, or as to the cost to us of obtaining replacement hedges.
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
We believe core earnings is an appropriate measure of our operating performance; however, in certain instances core earnings may not be reflective of actual economic results.
We utilize core earnings as a measure of our operating performance and believe that it is useful to analysts, investors and other parties in the evaluations of REITS.  We believe core earnings is a useful measure of our operating performance because it excludes the effects of certain transactions and GAAP adjustments that we believe are not necessarily indicative of our current CRE loan origination portfolio and other CRE related investments and operations. Core Earnings excludes (i) non-cash equity compensation expense, (ii) the incentive fee due to our external manager, (iii) any unrealized gains or losses, (iv) non-cash provision for loan losses, (v) non-cash impairments on securities, (vi) non-cash amortization of discounts or premiums associated with borrowings, (vii) net income or loss from limited partnership interests owned (viii) net income or loss from non-core assets, (ix)

(Back to Index)

(Back to Index)

real estate depreciation and amortization and (x) foreign currency gains or losses. Core Earnings may also be adjusted periodically to exclude certain one-time events pursuant to changes in GAAP and certain non-cash items as determined by our external manager, each of which are subject to approval by a majority of our independent directors. Core Earnings does not represent net income or cash generated from operating activities and should not be considered as an alternative to GAAP net income or as a measure of liquidity under GAAP. Our methodology for calculating Core Earnings may differ from methodologies used by other companies to calculate similar supplemental performance measures, and accordingly, our reported Core Earnings may not be comparable to similar performance measures used by other companies.
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
If we determine to sell one or more of our investments, we may encounter difficulties in finding buyers in a timely manner as real estate debt and other of our investments generally cannot be disposed of quickly, especially when market conditions are poor. Moreover, some of these assets may be subject to legal and other restrictions on resale. If we are required to liquidate all or a portion of our portfolio quickly, we may realize significantly less than the value at which we have previously recorded our investments. In addition, we may face other restrictions on our ability to liquidate an investment in a business entity to the extent that we, our Manager, C-III or Resource America has or could be attributed with material non-public information regarding such business entity. These factors may limit our ability to vary our portfolio promptly in response to changes in economic or other conditions and may also limit our ability to use portfolio sales as a source of liquidity, which could limit our ability to make distributions to our stockholders or repay debt.
We may have to repurchase assets that we have sold in connection with CDOs and other securitizations.
If any of the assets that we originate or acquire and sell or securitize do not comply with representations and warranties that we make about them, we may have to repurchase these assets from the CDO or securitization vehicle, or replace them. In addition, we may have to indemnify purchasers for losses or expenses incurred as a result of a breach of a representation or warranty. Any significant repurchases or indemnification payments could materially reduce our liquidity, earnings and ability to make distributions.
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
We maintain an allowance for loan losses to provide for loan defaults and non-performance by borrowers of their obligations.  Our allowance for loan losses may not be adequate to cover actual future loan losses and future provisions for loan losses could materially reduce our income.  We base our allowance for loan losses on prior experience, as well as an evaluation

(Back to Index)

(Back to Index)

of risks in the current portfolio.  However, losses have in the past, and may in the future, exceed our current estimates, and the difference could be substantial.  The amount of future losses is susceptible to changes in economic, operating and other conditions that may be beyond our control, including changes in interest rates, changes in borrowers' creditworthiness and the value of collateral securing loans.  Additionally, if we seek to expand our loan portfolios, we may need to make additional provisions for loan losses to ensure that the allowance remains at levels deemed appropriate by our management for the size and quality of our portfolios. While we believe that our allowance for loan and lease losses at December 31, 2016 is adequate to cover our anticipated losses, we cannot assure you that it will not increase in the future. Any increase in our allowance for loan losses will reduce our income and, if sufficiently large, could cause us to incur loss.
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
We classify a substantial portion of our assets for accounting purposes as "available-for-sale." As a result, reductions in the market values of those assets are directly charged or credited to accumulated other comprehensive loss and could reduce our stockholders' equity. A decline in these values will reduce the book value of our assets. Moreover, if the decline in value of an available-for-sale asset is other than temporary, we are required by GAAP to record the decline as an asset impairment which will reduce our earnings.
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
A significant risk associated with our investment in commercial real estate-related loans, CMBS and other debt investments is the risk that either or both of long-term and short-term interest rates increase significantly. If long-term rates increase, the market value of our assets would decline. Even if assets underlying investments we may own in the future are guaranteed by one or more persons, including government or government-sponsored agencies, those guarantees do not protect against declines in market value of the related assets caused by interest rate changes. At the same time, with respect to assets that are not match-funded or that have been acquired with variable rate or short-term financing, an increase in short-term interest rates would increase our interest expense, reducing our net interest spread or possibly result in negative cash flow from those assets. This could result in reduced profitability and distributions or losses.
Investing in mezzanine debt and mezzanine or other subordinated tranches of CMBS, syndicated corporate loans and other ABS involves greater risks of loss than senior secured debt investments.
Subject to maintaining our qualification as a REIT and exclusion from regulation under the Investment Company Act, we may invest in mezzanine debt or other subordinated tranches of CMBS, syndicated corporate loans and other ABS and have historically invested in mezzanine debt. These types of investments carry a higher degree of risk of loss than senior secured debt investments such as our whole loan investments because, in the event of default and foreclosure, holders of senior liens will be paid in full before mezzanine investors. Depending on the value of the underlying collateral at the time of foreclosure, there may not be sufficient assets to pay all or any part of amounts owed to mezzanine investors. Moreover, mezzanine and other subordinate debt investments may have higher loan-to-value ratios than conventional senior lien financing, resulting in less equity in the collateral and increasing the risk of loss of principal. If a borrower defaults or declares bankruptcy, we may be subject to agreements restricting or eliminating our rights as a creditor, including rights to call a default, foreclose on collateral, and accelerate maturity or control decisions made in bankruptcy proceedings. In addition, the prices of lower credit quality securities are generally less sensitive to interest rate changes than more highly rated investments, but more sensitive to economic downturns or individual

(Back to Index)

(Back to Index)

issuer developments because the ability of obligors of investments underlying the securities to make principal and interest payments may be impaired. In such event, existing credit support relating to the securities' structure may not be sufficient to protect us against loss of our principal. For additional risks regarding real estate-related loans, see "Risks Related to Real Estate Investments."
We record some of our portfolio investments, including those classified as assets held for sale, at fair value as estimated by our management and, as a result, there will be uncertainty as to the value of these investments.
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
Our assets have historically included syndicated corporate loans, ABS and corporate bonds which will carry higher risks of loss than our real estate-related portfolio.
Historically we have invested in syndicated corporate loans, ABS and corporate bonds, subject to maintaining our qualification as a REIT and exclusion from regulation under the Investment Company Act. Syndicated corporate loan investments, ABS investments or corporate bond investments, which are principally backed by small business and syndicated corporate loans, may not be secured by mortgages or other liens on assets or may involve higher loan-to-value ratios than our real estate-related investments. Our syndicated corporate loan investments, ABS investments and our corporate bond investments backed by loans, include loans with a par amount of $1.4 million at December 31, 2016 that have an interest-only payment schedule or a schedule that does not fully amortize principal over the term of the loan, which will make repayment of loans depend upon the borrowers' liquidity or ability to refinance the loans at maturity. Numerous factors affect a borrower's ability to repay or refinance loans at maturity, including national and local economic conditions, a downturn in a borrower's industry, loss of one or more principal customers and conditions in the credit markets. A deterioration in a company's financial condition or prospects may be accompanied by a deterioration in the collateral for the syndicated corporate loan or any ABS or Corporate Bond backed by such company's loans.
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

(Back to Index)

(Back to Index)

Risks Related to Our Manager
We depend on our Manager, C-III and Resource America to develop and operate our business and may not find suitable replacements if the management agreement terminates.
Apart from persons employed by PCM, our residential mortgage subsidiary, we have no employees. Our officers, portfolio managers, administrative personnel and support personnel are employees of Resource America. We have no separate facilities and, except for PCM's operations, completely rely on our Manager and, because our Manager has no direct employees, Resource America and C-III, which has significant discretion as to the implementation of our operating policies and investment strategies. If our management agreement terminates, we may be unable to find a suitable replacement for our Manager. Moreover, we believe that our success depends to a significant extent upon the experience of the portfolio managers and officers of our Manager, C-III and Resource America who provide services to us, whose continued service is not guaranteed. The departure of any such persons could harm our investment performance.
We must pay our Manager the base management fee regardless of the performance of our portfolio.
Our Manager is entitled to receive a monthly base management fee equal to 1/12 of our equity, as defined in the management agreement, times 1.50%, regardless of the performance of our portfolio. Our Manager's entitlement to substantial non-performance based compensation might reduce its incentive to devote its time and effort to seeking profitable opportunities for our portfolio. This in turn could hurt our ability to make distributions to our stockholders.
The incentive fee we pay our Manager may induce it to make riskier investments.
In addition to its base management fee, our Manager is entitled to receive incentive compensation, payable quarterly, equal to 25% of the amount by which our adjusted operating earnings, as defined in the management agreement, exceed the weighted average prices for our common stock in all of our offerings multiplied by the greater of 2.00% or 0.50% plus one-fourth of the average 10-year U.S. Treasury rate for such quarter, multiplied by the weighted average number of common shares outstanding during the quarter. In evaluating investments and other management strategies, the opportunity to earn incentive compensation based on net income may lead our Manager to place undue emphasis on the maximization of net income at the expense of other criteria, such as preservation of capital, in order to achieve higher incentive compensation. Investments with higher yields generally have higher risk of loss than investments with lower yields.
Our Manager manages our portfolio pursuant to very broad investment guidelines and our board does not approve each investment decision, which may result in our making riskier investments.
Our Manager is authorized to follow very broad investment guidelines. While our directors periodically review our investment guidelines and our investment portfolio, they do not review all of our proposed investments. In addition, in conducting periodic reviews, the directors may rely primarily on information provided to them by our Manager. Furthermore, our Manager may use complex strategies, and transactions entered into by our Manager may be difficult or impossible to unwind by the time they are reviewed by the directors. Our Manager has great latitude within the broad investment guidelines in determining the types of investments it makes for us. Poor investment decisions could impair our ability to make distributions to our stockholders.
Our management agreement was not negotiated at arm's-length and, as a result, may not be as favorable to us as if it had been negotiated with a third-party.
At the time the management agreement was negotiated, two of our former officers and directors, Edward E. Cohen and Jonathan Z. Cohen, were also officers or directors of our Manager or Resource America. As a consequence, our management agreement was not the result of arm's-length negotiations and its terms, including fees payable, may not be as favorable to us as if it had been negotiated with an unaffiliated third-party.
Termination of the management agreement by us without cause is difficult and could be costly.
Termination of our management agreement without cause is difficult and could be costly. We may terminate the management agreement without cause only annually upon the affirmative vote of at least two-thirds of our independent directors or by a vote of the holders of at least a majority of our outstanding common stock, based upon unsatisfactory performance by our Manager that is materially detrimental to us or a determination that the management fee payable to our Manager is not fair. Moreover, with respect to a determination that the management fee is not fair, our Manager may prevent termination by accepting a mutually acceptable reduction of management fees. We must give not less than 180 days' prior notice of any termination. Upon any termination without cause, our Manager will be paid a termination fee equal to four times the sum of the average annual base management fee and the average annual incentive compensation earned by it during the two 12-month periods immediately preceding the date of termination, calculated as of the end of the most recently completed fiscal quarter before the date of termination.

(Back to Index)

(Back to Index)

Our Manager, C-III and Resource America may engage in activities that compete with us.
Our management agreement does not prohibit our Manager, C-III or Resource America from investing in or managing entities that invest in asset classes that are the same as or similar to our targeted asset classes, except that they may not raise funds for, sponsor or advise any new publicly-traded REIT that invests primarily in mortgage-backed securities, or MBS, in the United States. Our Manager's policies regarding resolution of conflicts of interest may be varied by it if economic, market, regulatory or other conditions make their application economically inefficient or otherwise impractical. Moreover, our officers, other than our Chief Financial Officer, Chief Accounting Officer and several accounting professionals on his staff, and the officers, directors and employees of Resource America who provide services to us are not required to work full time on our affairs, and devote significant time to the affairs of Resource America. As a result, there may be significant conflicts between us, on the one hand, and our Manager, C-III and Resource America on the other, regarding allocation of our Manager's and Resource America's resources to the management of our investment portfolio.
We have engaged in transactions with entities affiliated with our Manager. Our policies and procedures may be insufficient to address any conflicts of interest that may arise.
We have established procedures and policies regarding review, approval and ratification of transactions which may give rise to a conflict of interest between us and persons affiliated or associated with our Manager. In the ordinary course of our business, we have ongoing relationships and have engaged in transactions with entities affiliated or associated with our Manager. See Item 13, "Certain Relationships and Related Transactions and Director Independence - Relationships and Related Transactions" in this report. Our procedures may not be sufficient to address any conflicts of interest that arise.
Our Manager's liability is limited under the management agreement, and we have agreed to indemnify our Manager against certain liabilities.
Our Manager does not assume any responsibility other than to render the services called for under the management agreement, and will not be responsible for any action of our board of directors in following or declining to follow its advice or recommendations. Resource America, our Manager, their directors, managers, officers, employees and affiliates will not be liable to us, any subsidiary of ours, our directors, our stockholders or any subsidiary's stockholders for acts performed in accordance with and pursuant to the management agreement, except for acts constituting bad faith, willful misconduct, gross negligence, or reckless disregard of their duties under the management agreement. We have agreed to indemnify the parties for all damages and claims arising from acts not constituting bad faith, willful misconduct, gross negligence, or reckless disregard of duties, performed in good faith in accordance with and pursuant to the management agreement.
We depend upon information systems of our Manager, C-III and Resource America to conduct our operations. Systems failures could significantly disrupt our business.
Our business depends on communications and information systems of our Manager, C-III and Resource America. Any failure or interruption of their systems could cause delays or other problems in our activities which could harm our operating results, cause the market price of our common stock to decline and reduce our ability to make distributions.
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

(Back to Index)

(Back to Index)

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
We risk loss of principal on defaulted mortgage loans we hold to the extent of any deficiency between the value we can realize from the sale of the collateral securing the loan upon foreclosure and the loan's principal and accrued interest. Moreover, foreclosure of a mortgage loan can be an expensive and lengthy process which could reduce the net amount we can realize on the foreclosed mortgage loan. In a bankruptcy of a mortgage loan borrower, the mortgage loan will be deemed to be secured only to the extent of the value of the underlying collateral at the time of bankruptcy as determined by the bankruptcy court, and the lien securing the mortgage loan will be subject to the avoidance powers of the bankruptcy trustee or debtor-in-possession to the extent the lien is unenforceable under state law.
For a discussion of additional risks associated with mezzanine loans, see -"Investing in mezzanine debt and mezzanine or other subordinated tranches of CMBS, syndicated corporate loans and other ABS involves greater risks of loss than senior secured debt investments."
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
The B notes in which we may invest may be subject to additional risks relating to the privately negotiated structure and terms of the transaction, which may result in losses to us.
We may invest in B notes. A B note is a loan typically secured by a first mortgage on a single large commercial property or group of related properties and subordinated to a senior note secured by the same first mortgage on the same collateral. As a result, if a borrower defaults, there may not be sufficient funds remaining for B note owners after payment to the senior note owners. Since each transaction is privately negotiated, B notes can vary in their structural characteristics and risks. For example, the rights of holders of B notes to control the process following a borrower default may be limited in certain investments. Depending upon market and economic conditions, we may make B note investments at any time. B notes are less liquid than other forms of CRE debt investments, such as CMBS, and, as a result, we may be able to dispose of underperforming or non-performing B note investments only at a significant discount to book value.

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
Maryland Control Share Acquisition Act. Maryland law provides that "control shares" of a corporation acquired in a "control share acquisition" will have no voting rights except to the extent approved by a vote of two-thirds of the votes eligible to be cast on the matter under the Maryland Control Share Acquisition Act. The act defines "control shares" as voting shares of stock that, if aggregated with all other shares of stock owned by the acquirer or in respect of which the acquirer is able to exercise or direct the exercise of voting power (except solely by virtue of a revocable proxy), would entitle the acquirer to exercise voting power in electing directors within one of the following ranges of voting power: one-tenth or more but less than one-third, one-third or more but less than a majority, or a majority or more of all voting power. A "control share acquisition" means the acquisition of control shares, subject to specific exceptions.
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
Business combinations.  Under Maryland law, "business combinations" between a Maryland corporation and an interested stockholder or an affiliate of an interested stockholder are prohibited for five years after the most recent date on which the interested stockholder becomes an interested stockholder. These business combinations include a merger, consolidation, share exchange or, in circumstances specified in the statute, an asset transfer or issuance or reclassification of equity securities. An interested stockholder is defined as:

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
Our right to take action against our Manager is limited.
The obligation of our Manager under the management agreement is to render its services in good faith. It will not be responsible for any action taken by our board of directors or investment committee in following or declining to follow its advice and recommendations. Furthermore, as discussed above under − "Risks Related to Our Manager," it will be difficult and costly for us to terminate the management agreement without cause. In addition, we will indemnify our Manager, Resource America and their officers and affiliates for any actions taken by them in good faith.
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
We rely on an exclusion from registration as an investment company afforded by Section 3(a)(1)(C) of the Investment Company Act. To qualify for this exclusion, we do not engage in the business of investing, reinvesting, owning, holding, or trading securities and we do not own "investment securities" with a value that exceeds 40% of the value of our total assets (exclusive of government securities and cash items) on an unconsolidated basis. We may not be able to maintain such a mix of assets in the future, and attempts to maintain such an asset mix may impair our ability to pursue otherwise attractive investments. In addition, these rules are subject to change and such changes may have an adverse impact on us. We may need to avail ourselves of alternative exclusions and exemptions which may require a change in the organizational structure of our business.
Furthermore, as it relates to our investment in our real estate subsidiary, RCC Real Estate, we rely on an exclusion from registration as an investment company afforded by Section 3(c)(5)(C) of the Investment Company Act. Given the material size of RCC Real Estate relative to our 3(a)(1)(C) exclusion, were RCC Real Estate to be deemed to be an investment company (other than by application of the Section 3(c)(1) exemption for closely held companies and the Section 3(c)(7) exemption for companies owned by "qualified purchasers"), we would not qualify for our 3(a)(1)(C) exclusion. Under the Section 3(c)(5)(C) exclusion, RCC Real Estate is required to maintain, on the basis of positions taken by the SEC staff in interpretive and no-action letters, a minimum of 55% of the value of the total assets of its portfolio in "mortgages and other liens on and interests in real estate," which we refer to as Qualifying Interests, and a minimum of 80% in Qualifying Interests and real estate-related assets, with the remainder permitted to be miscellaneous assets. Because registration as an investment company would significantly affect RCC Real Estate's ability to engage in certain transactions or to organize itself in the manner it is currently organized, we intend to maintain its qualification for this exclusion from registration.
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
In particular, at least 75% of our assets at the end of each calendar quarter must consist of real estate assets, government securities, cash and cash items. For this purpose, "real estate assets" generally include interests in real property, such as land, buildings, leasehold interests in real property, stock of other entities that qualify as REITs, interests in mortgage loans secured by real property, investments in stock or debt investments during the one-year period following the receipt of new capital and regular or residual interests in a real estate mortgage investment conduit, or REMIC. In addition, the amount of securities of a single issuer, other than a TRS, that we hold must generally not exceed either 5% of the value of our gross assets or 10% of the vote or value of such issuer's outstanding securities.
Certain of the assets that we hold or intend to hold, including interests in CDOs or corporate leveraged loans, are not qualified and will not be qualified real estate assets for purposes of the REIT asset tests. ABS-RMBS and CMBS securities should generally qualify as real estate assets. However, to the extent that we own non-REMIC collateralized mortgage obligations or other debt investments secured by mortgage loans (rather than by real property) or secured by non-real estate assets, or debt securities that are not secured by mortgages on real property, those securities are likely not qualifying real estate assets for purposes of the REIT asset test, and will not produce qualifying real estate income. Further, whether securities held by warehouse lenders or financed using repurchase agreements are treated as qualifying assets or as generating qualifying real estate income for purposes of the REIT asset and income tests depends on the terms of the warehouse or repurchase financing arrangement.
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
Excess inclusion income could result if we hold a residual interest in a REMIC. Excess inclusion income also could be generated if we issue debt obligations, such as certain CDOs, with two or more maturities and the terms of the payments on these obligations bore a relationship to the payments that we received on our mortgage related securities securing those debt obligations, i.e., if we were to own an interest in a taxable mortgage pool. While we do not expect to acquire significant amounts of residual interests in REMICs, nor do we currently own residual interests in taxable mortgage pools, it is possible that we may generate excess inclusion income in the future.

(Back to Index)

(Back to Index)

If we realize excess inclusion income, we will be taxed at the highest corporate income tax rate on a portion of such income that is allocable to the percentage of our stock held in record name by "disqualified organizations," which are generally cooperatives, governmental entities and tax-exempt organizations that are exempt from unrelated business taxable income. To the extent that our stock owned by "disqualified organizations" is held in record name by a broker-dealer or other nominee, the broker/dealer or other nominee would be liable for the corporate level tax on the portion of our excess inclusion income allocable to the stock held by the broker-dealer or other nominee on behalf of "disqualified organizations." We expect that disqualified organizations will own our stock. Because this tax would be imposed on us, all of our investors, including investors that are not disqualified organizations, would bear a portion of the tax cost associated with the classification of us or a portion of our assets as a taxable mortgage pool. A regulated investment company or other pass through entity owning stock in record name will be subject to tax at the highest corporate rate on any excess inclusion income allocated to its owners that are disqualified organizations. Finally, if we fail to qualify as a REIT, our taxable mortgage pool securitizations will be treated as separate corporations, for federal income tax purposes that cannot be included in any consolidated corporate tax return.
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
A determination that we have not made required distributions would subject us to tax or require us to pay a deficiency dividend; payment of tax would reduce the cash available for distribution to our stockholders.
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

We intend to make distributions to our stockholders in a manner intended to satisfy the 90% distribution requirement and to distribute all or substantially all of our net taxable income to avoid both corporate income tax and the 4% nondeductible excise tax.  There is no requirement that a domestic TRS distribute its after-tax net income to its parent REIT or their stockholders and our U.S. TRSs may determine not to make any distributions to us.  However, non-U.S. TRSs, such as Apidos CDO I, Apidos CDO III, Apidos Cinco CDO, Harvest CLO VII, Harvest CLO VIII, and Harvest CLO XV Designated Activity Company, which we discuss in "Management's Discussion and Analysis of Financial Conditions and Results of Operations," will generally be deemed to distribute their earnings to us on an annual basis for federal income tax purposes, regardless of whether such TRSs actually distribute their earnings.
Our taxable income may substantially exceed our net income as determined by GAAP because, for example, realized capital losses will be deducted in determining our GAAP net income but may not be deductible in computing our taxable income. In addition, we may invest in assets that generate taxable income in excess of economic income or in advance of the corresponding cash flow from the assets, referred to as phantom income. Although some types of phantom income are excluded to the extent

(Back to Index)

(Back to Index)

they exceed 5% of our REIT taxable income in determining the 90% distribution requirement, we will incur corporate income tax and the 4% nondeductible excise tax with respect to any phantom income items if we do not distribute those items on an annual basis. As a result, we may generate less cash flow than taxable income in a particular year. It is also possible that a loss that we treat as an ordinary loss would be recharacterized as a capital loss. In such event we might have to pay tax for the year in question or pay a deficiency dividend with respect to that we meet the dividends paid requirement for that year. In all such events, we may be required to use cash reserves, incur debt, or liquidate non-cash assets at rates or times that we regard as unfavorable in order to satisfy the distribution requirement and to avoid corporate income tax and the 4% nondeductible excise tax in that year.
If we make distributions in excess of our current and accumulated earnings and profits, they will be treated as a return of capital, which will reduce the adjusted basis of your stock. To the extent such distributions exceed your adjusted basis, you may recognize a capital gain.
Unless you are a tax-exempt entity, distributions that we make to you generally will be subject to tax as ordinary income to the extent of our current and accumulated earnings and profits as determined for federal income tax purposes. If the amount we distribute to you exceeds your allocable share of our current and accumulated earnings and profits, the excess will be treated as a return of capital to the extent of your adjusted basis in your stock, which will reduce your basis in your stock but will not be subject to tax. To the extent the amount we distribute to you exceeds both your allocable share of our current and accumulated earnings and profits and your adjusted basis, this excess amount will be treated as a gain from the sale or exchange of a capital asset. For risks related to the use of uninvested offering proceeds or borrowings to fund distributions to stockholders, see "− Risks Related to Our Organization and Structure − We have not established a minimum distribution payment level and we cannot assure you of our ability to make distributions in the future."
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
RCC Resi TRS will pay federal, state and local income tax on its taxable income, and its after-tax net income is available for distribution to us but is not required to be distributed to us. Income that is not distributed to us by our U.S. TRS will not be subject to the REIT 90% distribution requirement and therefore will not be available for distributions to our stockholders. We anticipate that the aggregate value of the securities we hold in our TRS will be less than 25% (20% for year beginning after December 31, 2017) of the value of our total assets, including our TRS security. We will monitor the compliance of our investments in TRSs with the rules relating to value of assets and transactions not on an arm's-length basis. We cannot assure you, however, that we will be able to comply with such rules.
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
The tax on prohibited transactions will limit our ability to engage in transactions, including certain methods of securitizing mortgage loans that would be treated as sales for federal income tax purposes.
A REIT's net income from prohibited transactions is subject to a 100% tax. In general, prohibited transactions are sales or other dispositions of property, other than foreclosure property, but including mortgage loans, held primarily for sale to customers in the ordinary course of business. We might be subject to this tax if we were able to sell or securitize loans in a manner that was treated as a sale of the loans for federal income tax purposes. Therefore, in order to avoid the prohibited transactions tax, we may choose not to engage in certain sales of loans and may limit the structures we utilize for our securitization transactions even though

(Back to Index)

(Back to Index)

such sales or structures might otherwise be beneficial to us.
New legislation or administrative or judicial action, in each instance potentially with retroactive effect, could make it more difficult or impossible for us to qualify as a REIT or could reduce the market price of our common shares.
The present federal income tax treatment of REITs may be modified, possibly with retroactive effect, by legislative, judicial or administrative action at any time, which could affect the federal income tax treatment of an investment in us. The rules dealing with U.S. federal income taxation are continually under review by Congress, the IRS and the U.S. Department of the Treasury.  According to publicly released statements, a top legislative priority of the new Congress and administration may be to enact significant reform of the Internal Revenue Code, including significant changes to taxation of business entities and the deductibility of interest expense and capital investment.  There is a substantial lack of clarity around the likelihood, timing and details of any such tax reform and the impact of any potential tax reform on us or an investment in our securities, and we cannot, at this time, determine whether any such changes will adversely affect our taxation or the taxation of our shareholders. Revisions in federal tax laws and interpretations thereof could affect or cause us to change our investments and commitments and affect the tax considerations of an investment in us, or could reduce the market price of our common shares.
Dividends paid by REITs do not qualify for the reduced tax rates provided for under current law.
Dividends paid by REITs are generally not eligible for the reduced 15% maximum tax rate for dividends paid to individuals (20% for those with taxable income above $415,050 (if single) or $466,950 (if married and filing jointly) under current law). The more favorable rates applicable to regular corporate dividends could cause stockholders who are individuals to perceive investments in REITs to be relatively less attractive than investments in the stock of non-REIT corporations that pay dividends to which more favorable rates apply, which could reduce the value of the stocks of REITs. Dividends from REITs as well as regular corporate dividends will also be subject to a 3.8% Medicare surtax for taxpayers with modified adjusted gross income above $200,000 (if single) or $250,000 (if married and filing jointly).
We may lose our REIT qualification or be subject to a penalty tax if the Internal Revenue Service successfully challenges our characterization of income inclusions from our foreign TRSs.
We likely will be required to include in our income, even without the receipt of actual distributions, earnings from our foreign TRSs, including from our current and contemplated equity investments in CDOs, such as our investment in Apidos CDO I, Apidos CDO III, Apidos Cinco CDO, Harvest CLO VII, Harvest CLO VIII, and Harvest CLO XV Designated Activity Company.  We intend to treat certain of these income inclusions as qualifying income for purposes of the 95% gross income test applicable to REITs but not for purposes of the REIT 75% gross income test.  The provisions that set forth what income is qualifying income for purposes of the 95% gross income test provide that gross income derived from dividends, interest and other enumerated classes of passive income qualify for purposes of the 95% gross income test.  Income inclusions from equity investments in our foreign TRSs are technically neither dividends nor any of the other enumerated categories of income specified in the 95% gross income test for U.S. federal income tax purposes, and there is no clear precedent with respect to the qualification of such income for purposes of the REIT gross income tests. However, based on advice of counsel, we intend to treat such income inclusions, to the extent distributed by a foreign TRS in the year accrued, as qualifying income for purposes of the 95% gross income test.  In addition, in 2011, the IRS issued a private letter ruling to a REIT reaching a result consistent with our treatment.  Nevertheless, because this income does not meet the literal requirements of the REIT provisions, it is possible that the IRS could successfully take the position that it is not qualifying income. In the event that it was determined not to qualify for the 95% gross income test, we would be subject to a penalty tax with respect to the income to the extent it and other nonqualifying income exceeds 5% of our gross income and/or we could fail to qualify as a REIT.  See "Federal Income Tax Consequences of Our Qualification as a REIT."  In addition, if such income was determined not to qualify for the 95% gross income test, we would need to invest in sufficient qualifying assets, or sell some of our interests in our foreign TRSs to ensure that the income recognized by us from our foreign TRSs or such other corporations does not exceed 5% of our gross income, or cease to qualify as a REIT.
We may lose our REIT qualification or be subject to a penalty tax if we modify mortgage loans or acquired distressed debt in a way that causes us to fail our REIT gross income or asset tests.
Many of the terms of our mortgage loans, mezzanine loans and B notes and the loans supporting our MBS have been modified and may in the future be modified to avoid foreclosure actions and for other reasons. If the terms of the loan are modified in a manner constituting a "significant modification," such modification triggers a deemed exchange for tax purposes of the original loan for the modified loan. Under existing Treasury Regulations, if a loan is secured by real property and other property and the highest principal amount of the loan outstanding during a taxable year exceeds the fair market value of the real property securing the loan as of (1) the date we agreed to acquire or originate the loan or (2) in the event of certain significant modifications, the date we modified the loan, then a portion of the interest income from such a loan will not be qualifying income for purposes of the 75% gross income test, but will be qualifying income for purposes of the 95% gross income test. Although the law is not

(Back to Index)

(Back to Index)

entirely clear, a portion of the loan may not be treated as a qualifying "real estate asset" for purposes of the 75% asset test. The non-qualifying portion of such a loan would be subject to, among other requirements, the 10% value test.
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

In addition, we have acquired in the past and may continue to acquire mezzanine loans, which are loans secured by equity interest in a partnership or limited liability company that directly or indirectly owns real property. In Revenue Procedure 2003-65, the IRS provided a safe harbor pursuant to which a mezzanine loan, if it meets each of the requirements contained in the Revenue Procedure, will be treated by the IRS as a real estate asset for purposes of the REIT asset tests, and interest derived from the mezzanine loan will be treated as qualifying mortgage interest for purposes of the REIT 75% income test. Although the Revenue Procedure provides a safe harbor on which taxpayers may rely, it does not prescribe rules of substantive tax law. We have acquired and may continue to acquire mezzanine loans that may not meet all of the requirements for reliance on this safe harbor. In the event we own a mezzanine loan that does not meet the safe harbor, the IRS could challenge the loan's treatment as a real estate asset for purposes of the REIT asset and income tests, and if the challenge were sustained, we could fail to qualify as a REIT.

(Back to Index)

(Back to Index)

ITEM 1B.    UNRESOLVED STAFF COMMENTS
As part of a periodic review by the Division of Corporation Finance of the Securities and Exchange Commission ("SEC") of our Annual Report on Form 10-K for the year ended December 31, 2014 and Quarterly Report on Form 10-Q for the quarter ended June 30, 2015, on May 6, 2016, we received a comment letter from the SEC staff related to disclosure in our periodic reports of the impairment analysis in connection with a subordinated mezzanine loan position secured by properties located in Puerto Rico.  We submitted a response to the comment letter on May 20, 2016.  No further comments have been received and the SEC staff has not indicated if they will have further comment.

ITEM 2.	PROPERTIES
Philadelphia, Pennsylvania:
We maintain offices through our Manager.  Our Manager and Resource America maintain executive and corporate offices at One Crescent Drive in the Philadelphia Navy Yard, Philadelphia, Pennsylvania, under a lease for 20,234 square feet that expires in May 2019.
In addition, in October 2012 Resource America signed a ten-year lease which commenced in August 2013 for 34,476 square feet of office space at 1845 Walnut Street, Philadelphia, Pennsylvania, an office building in which Resource America owns a 7% equity interest. The lease was amended in May 2013 and expires in September 2023.
New York, New York:
Resource America maintains additional executive offices in a 12,930 square foot location at 712 Fifth Avenue, New York, New York under a lease agreement that expires in July 2020.  A portion of this office space is sublet.

ITEM 3.	LEGAL PROCEEDINGS

In September 2015, Daren Levin filed a putative class action in the United States District Court for the Southern District of New York on behalf of all persons who purchased our common stock between March 2, 2015 and August 4, 2015.  In November 2015, the Court appointed Douglas Drees as the lead plaintiff in the action, and thereafter entered a stipulation and order directing the lead plaintiff to file an amended complaint.  In February 2016, the lead plaintiff filed an amended complaint, alleging that we and certain of our officers and directors materially misrepresented certain risks of our commercial loan portfolio and our processes and controls for assessing the quality of our portfolio.  Based on these allegations, the amended complaint asserts claims for violations of securities laws and seeks a variety of relief, including unspecified monetary damages as well as costs and attorneys’ fees.  In April 2016, we filed a motion to dismiss the amended complaint, which the court denied on October 5, 2016. The parties have now commenced discovery. We believe the amended complaint is without merit and intend to defend ourselves vigorously.

              In December 2015, Josh Reaves filed a shareholder derivative suit in the Supreme Court of New York alleging that certain current and former officers and directors breached their fiduciary duties by causing us to misrepresent certain risks of our commercial loan portfolio, by failing to employ adequate internal and financial controls and by failing to disclose the alleged internal control deficiencies.  The complaint, which also asserts an unjust enrichment claim against the defendants, purports to seek relief on behalf of us for unspecified damages as well as costs and attorneys’ fees.  We believe that the plaintiff, who failed to make a pre-suit demand on the board of directors, lacks standing to assert claims derivatively on our behalf. In April 2016, the parties entered into a stipulation staying this proceeding until such time as the court ruled on the motion to dismiss the Levin action referenced above or certain other triggering events occur. That stay has now been lifted because the motion to dismiss the Levin action was denied. The parties have agreed to discuss whether to continue the stay and other litigation-related scheduling matters.

In January 2017, Joseph Greenberg filed a shareholder derivative suit in the United States District Court for the Southern District of New York against certain of our current and former officers and directors, as well as our Manager and Resource America. In addition to asserting breach of fiduciary duty and unjust enrichment claims against certain of our current and former officers and directors that are substantially similarly to those at issue in the Reaves action, the Greenberg complaint asserts three new claims on our behalf: (i) a claim under Section 14(a) of the Securities Exchange Act, based on allegations that the defendants caused us to issue misleading proxy statements between 2014 and 2015, (ii) a claim against the individual defendants for waste of corporate assets, based on allegations that the defendants caused us to pay excessive fees to our Manager, to expend resources in defending against the Levin action, and to pay improper compensation and bonuses to certain officers and directors, and (iii) a claim against Resource America and our Manager for unjust enrichment, based on allegations that these defendants were unjustly enriched through the payment of excessive management fees. We believe that the plaintiff, who failed to make a pre-suit demand on the board of directors, lacks standing to assert claims derivatively on our behalf.

(Back to Index)

(Back to Index)

In January 2017, Robert Canoles filed a shareholder derivative suit in the United States District Court for the Southern District of New York against certain of our current and former officers and directors. The Canoles complaint asserts a single claim on our behalf under Section 14(a) of the Securities Exchange Act, based on allegations that the defendants caused us to issue misleading proxy statements from 2013 to 2015. We believe that the plaintiff, who failed to make a pre-suit demand on the board of directors, lacks standing to assert claims derivatively on our behalf.

In January 2017, James M. DeCaro, for the benefit of Charles J. DeCaro, filed a shareholder derivative suit in the United States District Court for the Southern District of New York against certain of our current and former officers and directors, as well as our Manager and Resource America. The DeCaro complaint asserts a claim for breach of fiduciary duty, a claim under Section 14(a) of the Securities Exchange Act, and claims for corporate waste and unjust enrichment, all of which are substantially similar to the claims at issue in the Greenberg action. We believe that the plaintiff, who failed to make a pre-suit demand on the board of directors, lacks standing to assert claims derivatively on our behalf.

In February 2017, Patrick Caito filed a shareholder derivative suit in the Supreme Court of New York against certain of our current and former officers and directors, as well as our Manager and Resource America. The complaint asserts breach of fiduciary duty and unjust enrichment claims that are substantially similar to those at issue in the Reaves, Greenberg and DeCaro actions. We believe that the plaintiff, who failed to make a pre-suit demand on the board of directors, lacks standing to assert claims derivatively on our behalf.

In February 2017, Mark McKinney filed a shareholder derivative suit in the Southern District of New York against certain of our current and former officers and directors alleging claims under Section 14(a) of the Securities Act and for breach of fiduciary duty and unjust enrichment that are substantially similar to claims asserted in the Reaves, Greenberg, Canoles, DeCaro and Caito actions. Although Mr. McKinney previously made a demand on the board of directors to investigate certain of these claims, he filed suit before receiving a final response to his demand from the board, alleging that the board “functionally refused” the demand. We believe Mr. McKinney’s action was filed prematurely, that his allegations that the demand was wrongfully refused are without merit and that he lacks standing to assert claims derivatively on our behalf.

In March 2017, John Simpson filed a shareholder derivative suit in the Supreme Court of New York against certain of our current and former officers and directors, as well as our Manager and Resource America.  The complaint asserts breach of fiduciary duty and unjust enrichment claims that are substantially similar to those at issue in the Reaves, Greenberg, DeCaro and Caito actions.  We believe that the plaintiff, who failed to make a pre-suit demand on the board of directors, lacks standing to assert claims derivatively on our behalf.

In March 2017, Kelly Sue Heckel filed a shareholder derivative suit in the Supreme Court of New York against certain of our current and former officers and directors, as well as our Manager and Resource America.  The complaint asserts breach of fiduciary duty and unjust enrichment claims that are substantially similar to those at issue in the Reaves, Greenberg, DeCaro and Caito actions.  We believe that the plaintiff, who failed to make a pre-suit demand on the board of directors, lacks standing to assert claims derivatively on our behalf.

A subsidiary of the Company is the subject of a lawsuit brought in 2014 by the purchaser of a hotel from such subsidiary.  The complaint asserts breach of contract claims for non-payment of certain fees and expenses.  We believe the complaint is without merit and intend to defend ourselves vigorously.
PCM is a party to various claims and legal proceedings at various times. If PCM believes that a loss arising from any of these matters is probable and can be reasonably estimated, the loss is recorded. Currently, the only litigation involving PCM relates to claims for repurchases or indemnifications related to loans that PCM sold to investors.  Such claims are included in the reserve for mortgage repurchases and indemnifications. The reserve for mortgage repurchases and indemnifications was $4.8 million and $3.7 million at December 31, 2016 and 2015, respectively.
Mortgage loans on one-to-four residences originated by PCM are sold to various financial institutions and governmental entities with representations and warranties that are usual and customary for the industry. In the event of a breach of any of the representations and warranties related to a loan sold, PCM may be required to indemnify the investor against future losses, repurchase the mortgage loan or reimburse the investor for actual losses incurred (referred to as “make whole payments”).  The maximum exposure to credit loss in the event of an indemnification or loan repurchase would be the unpaid principal balance of the loan along with any premium paid by the investor when the loan was purchased, accrued but unpaid interest and other minor cost reimbursements.  This maximum exposure is at least partially mitigated by the value of the collateral underlying the mortgage loan.

(Back to Index)

(Back to Index)

At December 31, 2016, outstanding demands for indemnification, repurchase or make whole payments totaled approximately $10.2 million. This amount excludes claims asserted by ResCap Liquidating Trust, as successor to Residential Funding Company, LLC, since these claims were settled by PCM in October 2016.

On May 13, 2014, ResCap Liquidating Trust, or ResCap, as successor to Residential Funding Company, LLC, or RFC, filed an adversary proceeding against PCM in United States Bankruptcy Court of the Southern District of New York.  ResCap has sued approximately 90 sellers of residential mortgage loans for alleged breaches of warranty relating to various loans sold to RFC.  RFC contends that such breaches caused it damages from loan losses and liability to other transferees of the loans.  PCM has since settled repurchase claims with two of the four investors including those subject to the litigation initiated by ResCap.

The most significant remaining demands against PCM are from Lehman Brothers Holding, Inc., or LBHI, which filed suit against PCM and approximately 145 sellers of residential mortgage loans on February 3, 2016 alleging breaches of representations and warranties relating to on loans sold to them. The repurchase claims asserted by LBHI relate to loans sold to LBHI that were subsequently sold by LBHI to either FNMA or FHLMC. PCM has established a reserve for these asserted claims at December 31, 2016. PCM sold additional loans to LBHI that were subsequently securitized and sold as residential MBS (RMBS) by LBHI. Claims have been asserted by the RMBS investors against LBHI but no amounts have been paid by LBHI and no claim has been asserted by LBHI against PCM. No reserve has been established by PCM at December 31, 2016 for potential future claims related to loans sold to and securitized by LBHI. PCM intends to defend the actions vigorously.

ITEM 4.	MINE SAFETY DISCLOSURES
Not applicable.

(Back to Index)

(Back to Index)

PART II

ITEM 5 .	MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Market Information
Our common stock has been listed on the NYSE under the symbol "RSO" since our initial public offering in February 2006. The following table sets forth for the indicated periods the high and low prices for our common stock, as reported on the NYSE, and the dividends declared and paid during our past two fiscal years:

	High (2)	Low (2)	Dividends Declared (2)
December 31, 2016
Fourth Quarter (1)	$12.75	$8.02	$0.05
Third Quarter	$13.64	$12.36	$0.42
Second Quarter	$13.18	$10.92	$0.42
First Quarter	$12.91	$9.32	$0.42

December 31, 2015
Fourth Quarter	$13.72	$10.15	$0.42
Third Quarter	$15.64	$11.06	$0.64
Second Quarter	$18.20	$15.44	$0.64
First Quarter	$20.28	$18.04	$0.64

(1)	We distributed a regular dividend of $0.05 on January 30, 2017 to stockholders of record as of January 2, 2017.

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
As of March 10, 2017, there were 31,398,186 common shares outstanding held by 426 persons of record.
See Item 12. - "Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters" for information relating to securities authorized for issuance under our equity compensation plans.
Our 8.50% Series A Cumulative Redeemable Preferred Stock, or Series A Preferred Stock, are listed on the NYSE and traded under the symbol "RSOPrA." The Series A Preferred shares were first issued in the second quarter of 2012. We have declared and paid the specified dividend per share of $0.53125. No dividends are currently in arrears on the Series A Preferred Stock.
Our 8.25% Series B Cumulative Redeemable Preferred Stock, or Series B Preferred Stock, are listed on the NYSE and traded under the symbol "RSOPrB." The Series B Preferred shares were first issued in the third quarter of 2012. We have declared and paid the specified dividend per share of $0.515625. No dividends are currently in arrears on the Series B Preferred Stock.
Our Series C 8.625% Cumulative Redeemable Preferred Stock, or Series C Preferred Stock, are listed on the NYSE and traded under the symbol "RSOPrC." The Series C Preferred shares were first issued in the second quarter of 2014. We have declared and paid the specified dividend per share of $0.5390625. No dividends are currently in arrears on the Series C Preferred Stock.
Issuer Purchases of Equity Securities
On August 3, 2015, our board of directors authorized a program to repurchase up to $50.0 million of our outstanding equity and debt securities. In March 2016, the board of directors approved a new securities repurchase program for up to $50.0 million of our outstanding securities, which replaced the August 2015 repurchase plan.

(Back to Index)

(Back to Index)

The following tables provide information about our common stock and 8.25% Series B Preferred Stock repurchases made during the year ended December 31, 2016 in accordance with our repurchase programs:

Common Stock
Period	Total Number of Shares Purchased	Average Price Paid per Share (1)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet be Purchased Under the Plans or Programs
January 2016	196,562	$12.81	196,562	$21,556,458
February 2016	198,979	$10.08	198,979	$19,551,480
March 2016	247,904	$11.14	247,904	$46,828,116
April 2016	22,013	$11.12	22,013	$46,583,349
May 2016	37,200	$12.61	37,200	$46,114,214
June 2016	—	$—	—	$46,114,214
July 2016	—	$—	—	$46,114,214
August 2016	97,542	$12.70	97,542	$44,875,735
September 2016	—	$—	—	$44,875,735
October 2016	—	$—	—	$44,875,735
November 2016	—	$—	—	$44,875,735
December 2016	—	$—	—	$44,875,735
	800,200	$11.54	800,200
(1) The average price per share as reflected above includes broker fees and commissions.

8.25% Series B Preferred Stock
Period	Total Number of Shares Purchased	Average Price Paid per Share (1)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet be Purchased Under the Plans or Programs
January 2016	—	$—	—	$21,556,458
February 2016	—	$—	—	$19,551,480
March 2016	195,900	$15.90	195,900	$46,828,116
April 2016	—	$—	—	$46,583,349
May 2016	—	$—	—	$46,114,214
June 2016	—	$—	—	$46,114,214
July 2016	—	$—	—	$46,114,214
August 2016	—	$—	—	$44,875,735
September 2016	—	$—	—	$44,875,735
October 2016	—	$—	—	$44,875,735
November 2016	—	$—	—	$44,875,735
December 2016	—	$—	—	$44,875,735
	195,900	$15.90	195,900
(1) The average price per share as reflected above includes broker fees and commissions.

(Back to Index)

(Back to Index)

Performance Graph
The following line graph presentation compares cumulative total shareholder returns of our common stock with the Russell 2000 Index and the NAREIT All REIT Index for the period from December 31, 2011 to December 31, 2016. The graph and table assume that $100 was invested in each of our common stock, the Russell 2000 Index and the NAREIT All REIT Index on December 31, 2011, and that all dividends were reinvested. This data as furnished by the Research Data Group.
*$100 invested on 12/31/11 in stock or index, including reinvestment of dividends.
Fiscal year ending December 31,

(Back to Index)

(Back to Index)

ITEM 6 .	SELECTED FINANCIAL DATA

SELECTED CONSOLIDATED FINANCIAL INFORMATION OF
RESOURCE CAPITAL CORP AND SUBSIDIARIES

The following selected financial and operating information should be read in conjunction with Item 7 - "Management's Discussion and Analysis of Financial Condition and Results of Operations" and our financial statements, including the notes, included elsewhere herein (in thousands, except share data).

	As of and for the Years Ended December 31,
	2016	2015	2014	2013	2012
Consolidated Statement of Operations Data:
REVENUES:
Interest income	$112,618	$122,474	$113,281	$117,236	$133,330
Interest expense	53,747	56,530	43,493	60,928	42,792
Net interest income	58,871	65,944	69,788	56,308	90,538
Other revenues	3,809	4,931	14,518	25,654	18,600
Total revenues	62,680	70,875	84,306	81,962	109,138
OPERATING EXPENSES	77,023	77,840	43,735	58,427	63,850
	(14,343)	(6,965)	40,571	23,535	45,288

OTHER INCOME (EXPENSE)
Equity in earnings of unconsolidated entities	5,973	2,388	4,767	949	(2,709)
Net realized and unrealized gain (loss) on sales of investment securities available-for-sale and loans and derivatives	4,066	18,459	6,925	8,809	4,106
Net realized and unrealized gain (loss) on investment securities, trading	2,398	(547)	(2,818)	(324)	12,435
Fair value adjustments on financial assets held for sale	—	—	—	—	—
Unrealized gain (loss) and net interest income on linked transactions, net	—	235	7,850	(3,842)	728
(Loss) on reissuance/gain on extinguishment of debt	—	(1,403)	(4,442)	—	16,699
Gain on sale of real estate	64	206	6,127	16,616	—
Other income (expense)	1,500	60	(1,262)	—	2,498
Total other income (expense)	14,001	19,398	17,147	22,208	33,757
INCOME (LOSS) FROM CONTINUING OPERATIONS BEFORE TAXES	(342)	12,433	57,718	45,743	79,045
Income tax (expense) benefit	(10,992)	(1,354)	1,867	807	(14,602)
NET INCOME (LOSS) FROM CONTINUING OPERATIONS	(11,334)	11,079	59,585	46,550	64,443
NET INCOME (LOSS) FROM DISCONTINUED OPERATIONS, NET OF TAX	(19,260)	6,104	2,583	(97)	—
NET INCOME (LOSS)	(30,594)	17,183	62,168	46,453	64,443
Net (income) loss allocated to preferred shares	(24,091)	(24,437)	(17,176)	(7,221)	(1,244)
Carrying value in excess of consideration paid for preferred shares	1,500	—	—	—	—
Net (income) loss allocable to non-controlling interest, net of taxes	229	(6,628)	(965)	—	—
NET INCOME (LOSS) ALLOCABLE TO COMMON SHARES	$(52,956)	$(13,882)	$44,027	$39,232	$63,199

(Back to Index)

(Back to Index)

	As of and for the Years Ended December 31,
	2016	2015	2014	2013	2012
Consolidated Balance Sheet Data:
Cash and cash equivalents	$116,026	$78,756	$79,905	$262,270	$85,278
Restricted cash	3,544	40,635	122,138	63,140	94,112
Investment securities, trading	4,492	25,550	20,786	11,558	24,843
Investment securities available-for-sale, including securities pledged as collateral of $97.5 million and $162.3 million	124,968	208,088	275,719	215,207	204,339
Investment in real estate	—	—	—	29,778	75,452
Loans, pledged as collateral and net of allowances of $3.8 million, $43.1 million, $4.6 million, $13.8 million and $17.7 million	1,286,278	1,783,503	1,673,065	1,327,898	1,827,780
Loans held for sale	1,007	1,475	282	2,377	14,894
Investments in unconsolidated entities	87,919	50,030	59,827	69,069	45,413
Intangible assets	213	5,316	9,434	11,264	13,192
Assets held for sale	383,310	510,908	404,964	68,762	—
Total assets	2,053,543	2,765,562	2,728,679	2,147,147	2,449,458
Borrowings	1,191,456	1,621,713	1,503,159	1,305,183	1,765,184
Liabilities held for sale	142,563	286,406	221,657	16,571	21
Total liabilities	1,350,453	1,938,802	1,776,569	1,373,223	1,836,114
Total stockholders' equity	704,299	818,864	935,523	773,924	613,344
Non-controlling interests	(1,209)	7,896	16,588	—	—
Total equity	$703,090	$826,760	$952,111	$773,924	$613,344

	As of and for the Years Ended December 31,
	2016	2015	2014	2013	2012
Per Share Data: (1)
Dividends declared per common share	$1.31	$2.34	$3.20	$3.20	$3.20

NET INCOME (LOSS) PER COMMON SHARE – BASIC:
CONTINUING OPERATIONS	$(1.10)	$(0.62)	$1.30	$1.32	$2.86
DISCONTINUED OPERATIONS	(0.63)	0.19	0.08	—	—
TOTAL NET INCOME (LOSS) PER COMMON SHARE - BASIC	$(1.73)	$(0.43)	$1.38	$1.32	$2.86
NET INCOME (LOSS) PER COMMON SHARE – DILUTED:
CONTINUING OPERATIONS	$(1.10)	$(0.62)	$1.28	$1.31	$2.83
DISCONTINUED OPERATIONS	(0.63)	0.19	0.08	—	—
TOTAL NET INCOME (LOSS) PER COMMON SHARE – DILUTED	$(1.73)	$(0.43)	$1.36	$1.31	$2.83
WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING − BASIC	30,539,369	32,280,319	32,007,766	29,619,668	22,102,568
WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING − DILUTED	30,539,369	32,280,319	32,314,847	30,009,743	22,321,122

(1)	All per share amounts stated take into account the one-for-four reverse stock split effective on August 31, 2015 as though it were in full effect for all periods presented for comparison purposes.

(Back to Index)

(Back to Index)

ITEM 7 .	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Overview
The following discussion provides information to assist you in understanding our financial condition and results of operations.  This discussion should be read in conjunction with our consolidated financial statements and related notes appearing elsewhere in this report.  This discussion contains forward-looking statements.  Actual results could differ materially from those expressed in or implied by those forward-looking statements.  Additionally, please see the sections "Forward-Looking Statements" and "Risk Factors" for a discussion of risks, uncertainties and assumptions associated with those statements.
We are a commercial mortgage real estate investment trust ("REIT") that is primarily focused on originating, holding and managing commercial real estate ("CRE") debt investments. Historically, we have also made commercial finance investments. We are organized and conduct our operations to qualify as a REIT under Subchapter M of the Internal Revenue Code of 1986, as amended.  Our objective is to provide our stockholders with total returns over time, including quarterly distributions and capital appreciation, while seeking to manage the risks associated with our investment strategies.  We primarily invest in CRE debt investments, and we have invested, to a lesser extent, in higher-yielding commercial finance assets.  We have financed a substantial portion of our portfolio investments through borrowing strategies seeking to match the maturities and repricing dates of our financings with the maturities and repricing dates of our investments, and we have sought to mitigate interest rate risk through derivative instruments.
We are externally managed by Resource Capital Manager, Inc., or our Manager, an indirect wholly-owned subsidiary of Resource America, Inc. (formerly traded on NASDAQ: REXI), or Resource America. On September 8, 2016, Resource America was acquired by C-III Capital Partners LLC ("C-III"), a leading CRE services company engaged in a broad range of activities, including primary and special loan servicing, loan origination, fund management, CDO management, principal investment, investment sales and multifamily property management. As a result of the transaction, C-III controls our Manager and is the beneficial owner of 715,396 shares of our common stock (2.3% of our outstanding shares) held by Resource America. In connection with C-III's acquisition of Resource America, we were paid a $1.5 million consent fee by Resource America for waiving our right to terminate the Management Agreement as a result of the change of control of our Manager. Our Manager now draws upon C-III's and Resource America’s management teams and their collective investment experience to provide its services.
In November 2016, we received approval from our board of directors to execute a strategic plan, or (the "Plan"), to focus our strategy on CRE debt investments.  The Plan contemplates disposing of certain legacy CRE debt investments, exiting non-core assets classes and establishing a dividend policy based on sustainable earnings.  Legacy CRE loans are loans underwritten prior to 2010. The non-core asset classes, which we have historically invested in, are expected to be substantially disposed of over the next 12 to 24 months. For a description of these asset classes, please see Item 7 - "Management's Discussion and Analysis of Financial Condition and Results of Operations".
During the year ended December 31, 2016, we recognized a net loss of $53.0 million, as our credit review process resulted in several significant write-downs and adjustments. In 2016, we recorded provisions for loan losses of $16.0 million on four legacy real estate loans and $2.5 million on a real estate loan originated in 2013. We also recorded a $17.0 million loss to recognize fair value on a middle market loan that was impaired and classified as held for sale during the year. Securities available-for-sale had other-than-temporary impairments of $20.7 million. Most of these charges related to our legacy real estate portfolio, specifically the RREF CDO 2007-1 securitization in which several legacy loans were held. When we determined to dispose of these investments during the fourth quarter, we looked to the as-is value of the underlying real estate collateral as reflected in independent appraisals we obtained to assess value. Upon making the decision to dispose of non-core asset, which were typically owned by taxable REIT subsidiaries ("TRS"), we re-evaluated our net deferred tax asset, which resulted in a net $10.4 million increase of our valuation allowance in 2016.
We began the process of disposing of several ancillary businesses as part of the Plan during the fourth quarter of 2016. The anticipated dispositions include our residential mortgage origination operations and our middle market lending segment, which currently holds syndicated corporate loans and an impaired middle market direct origination loan. We moved these segments to discontinued operations and also moved our life settlement contract investment as well as several legacy CRE loans to held for sale classification in the fourth quarter of 2016. GAAP net loss for the three months ended December 31, 2016 includes impairments of $12.2 million attributable to the reclassification of assets to held for sale comprised of provisions for loan losses of $7.7 million on two legacy CRE loans and fair value adjustments of $4.5 million on business segments classified as discontinued operations. Additionally, GAAP net loss for the three months ended December 31, 2016 includes an unrealized loss of $2.6 million on a previously impaired middle market loan, a specific provision for loan loss of $2.5 million on one CRE whole loan, a $1.4 million

(Back to Index)

(Back to Index)

write-down of RSO's deferred tax asset and a gain of $2.8 million on the liquidation of our last remaining legacy CRE securitization, totaling a net impairment charge for the fourth quarter of 2016 of $15.9 million. From September 30, 2016 through February 28, 2017, we have monetized $78.4 million of the investments that were included in the Plan and expect to continue this disposition process during the remainder of 2017.
In August 2016, we sold our interest in Northport TRS, LLC, our self-originated middle market lending operation. We also liquidated our last syndicated corporate loan CLO, Apidos Cinco CDO, Ltd. ("Apidos Cinco"), in November 2016.
During the latter half of 2015 our common shares began to trade at prices well below our book value per share. We had previously sought to enhance shareholder value through our $50.0 million securities repurchase program authorized by our board in August 2015. Through December 31, 2016, we repurchased $38.3 million of our common and preferred shares. However, in September 2016 we halted the buy-back program and instead began to marshal resources as part of our strategy to transform our operations into a CRE debt focused enterprise.
We generate our income primarily from the spread between the revenues we receive from our assets and the cost to finance our ownership of those assets, from management of assets and from hedging interest rate risks.  Historically, we have generated revenues from the interest and fees we've earned on our whole loans, commercial mortgage-backed securities, or CMBS, middle market loans, other asset-backed securities, or ABS, and structured note investments.  We also generated revenues from fees we've received for the management of externally originated syndicated corporate loans, from our residential mortgage origination business and from our investment in an equipment leasing business. Because the Plan focuses our investment strategy on CRE activities, we expect to shift away from these ancillary businesses which will reduce and ultimately terminate the fee income we receive from them as we dispose of those investments and re-deploy the proceeds into CRE debt investments.
Historically, we have used a substantial amount of leverage to enhance our returns and we have financed each of our different asset classes with different degrees of leverage.  The cost of borrowings to finance our investments is a significant part of our expenses.  Our net income depends on our ability to control these expenses relative to our revenue. As it relates to our CRE loan portfolio, we historically have used repurchase agreements as a short-term financing source, and securitizations and, to a lesser extent, other term financing as long-term financing sources, and we expect to continue to use these financing sources into the near term future.
The current state of moderate growth in the United States economy has allowed us to make new investments, particularly in our primary business of CRE lending. During 2015 and 2016, we originated 49 new CRE loans for a total of $940.9 million. These loans were initially financed in part through our CRE term facilities and then financed longer-term through CRE securitizations.  As a result of the dispositions contemplated by the Plan, coupled with available debt financing under our existing facilities of over $390.0 million, we intend to begin to grow our CRE lending program, which will allow us to maintain a market presence and working relationships with our CRE borrowers.
At December 31, 2016, and as we move to a CRE debt focused investment strategy, our invested equity capital was allocated as follows: 74% in CRE assets; 14% in commercial finance assets; 6% in the residential mortgage lending business; and 6% in other investments. As we implement the Plan, we expect that the allocation to CRE assets will increase substantially. At December 31, 2015, our invested equity capital was allocated as follows: 62% in CRE assets; 28% in commercial finance assets; 6% in the residential mortgage lending business; and 4% in other investments.

(Back to Index)

(Back to Index)

Results of Operations
Our net income (loss) allocable to common shares for the year ended December 31, 2016 was $(53.0) million, or $(1.73) per share-basic ($(1.73) per share-diluted), as compared to net income (loss) allocable to common shares of $(13.9) million, or $(0.43) per share-basic ( $(0.43) per share-diluted), for the year ended December 31, 2015 and net income (loss) allocable to common shares of $44.0 million, or $1.38 per share-basic ($1.36 per share-diluted), for the year ended December 31, 2014.
Interest Income

Year Ended December 31, 2016 as compared to Year Ended December 31, 2015

The following tables set forth information relating to our interest income recognized for the periods presented (in thousands, except percentages):

	For the Year Ended		For the Year Ended		For the Year Ended
	December 31, 2016		December 31, 2015		December 31, 2014
	Weighted Average		Weighted Average		Weighted Average
	Yield	Balance	Yield	Balance	Yield	Balance
Interest income:
Interest income from loans:
CRE loans (1)	5.96%	$1,429,925	5.63%	$1,570,595	5.84%	$1,088,880
Syndicated corporate loans	—%	$—	4.50%	$220,107	4.69%	$514,939

Interest income from securities:
CMBS	5.12%	$90,346	5.68%	$183,626	6.53%	$186,732
ABS	13.17%	$134,655	14.62%	$49,529	8.89%	$45,609
Corporate bonds	—%	$—	5.14%	$2,455	6.98%	$2,685
RMBS	4.99%	$1,802	4.61%	$13,374	7.80%	$9,228

Preference payments on structured notes	13.36%	$36,834	20.01%	$20,669	31.34%	$20,918
(1) Includes $158.2 million of loans classified as assets held for sale on our consolidated balance sheet for the year ended December 31, 2016.

(Back to Index)

(Back to Index)

The following tables summarize interest income for the years indicated (in thousands, except percentages):

Type of Investment	Weighted Average Coupon Interest	Unamortized (Discount) Premium	Net Amortization/Accretion	Interest Income	Fee Income	Total
For the Year Ended December 31, 2016:
CRE loans	5.39%	$(5,819)	$(73)	$76,631	$7,886	$84,444
Legacy CRE loans held for sale	2.90%	$—		731		731
Syndicated corporate loans	—%	$—	—	48	6	54
Total interest income from loans			(73)	77,410	7,892	85,229
CMBS	5.22%	$(1,266)	(223)	4,846	—	4,623
ABS	4.08%	$—	9	17,683	—	17,692
RMBS	3.62%	$35	(1)	70	—	69
Total interest income from securities			(215)	22,599	—	22,384
Direct financing leases	N/A	N/A	—	—	—	—
Total interest income from leasing			—	—	—	—
Preference payments on structured notes	N/A	N/A	—	4,935	—	4,935
Other	N/A	N/A	—	70	—	70
Total interest income - other			—	5,005	—	5,005
Total interest income			$(288)	$105,014	$7,892	$112,618
For the Year Ended December 31, 2015:
CRE loans	5.09%	$(9,939)	$53	$87,020	$2,375	$89,448
Syndicated corporate loans	3.76%	$(320)	650	8,777	459	9,886
Total interest income from loans			703	95,797	2,834	99,334
CMBS	5.21%	$(947)	1,288	9,467	—	10,755
ABS	13.41%	$(309)	730	6,359	—	7,089
Corporate bonds	4.88%	$(33)	6	120	—	126
RMBS	4.59%	$25	(38)	400	—	362
Total interest income from securities			1,986	16,346	—	18,332
Direct financing leases	N/A	N/A	—	556	—	556
Total interest income from leasing			—	556	—	556
Preference payments on structured notes	N/A	N/A	—	4,078	—	4,078
Other	N/A	N/A	—	174	—	174
Total interest income - other			—	4,252	—	4,252
Total interest income			$2,689	$116,951	$2,834	$122,474
For the Year Ended December 31, 2014:
Syndicated corporate loans	3.84%	$(1,240)	$2,136	$21,593	$849	$24,578
CRE loans	5.51%	$(7,656)	39	61,941	2,672	64,652
Total interest income from loans			2,175	83,534	3,521	89,230
CMBS	4.29%	$(2,980)	2,804	9,440	—	12,244
ABS	6.56%	$(4,249)	1,047	3,066	—	4,113
Corporate bonds	5.94%	$(40)	28	160	—	188
RMBS	—%	$(1,845)	63	657	—	720
Total interest income from securities			3,942	13,323	—	17,265
Preference payments on structured notes	N/A	N/A	—	6,556	—	6,556
Other	N/A	N/A	—	230	—	230
Total interest income - other			—	6,786	—	6,786
Total interest income			$6,117	$103,643	$3,521	$113,281

(Back to Index)

(Back to Index)

	For the		Dollar Change	Percent Change
	Years Ended December 31,
	2016	2015
Interest income from loans:
CRE loans	$84,444	$89,448	$(5,004)	(6)%
Legacy CRE loans held for sale	731	—	731	100%
Syndicated corporate loans	54	9,886	(9,832)	(99)%
Total interest income from loans	85,229	99,334	(14,105)	(14)%

Interest income from securities:
CMBS	4,623	10,755	(6,132)	(57)%
ABS	17,692	7,089	10,603	150%
Corporate bonds	—	126	(126)	(100)%
RMBS	69	362	(293)	(81)%
Total interest income from securities	22,384	18,332	4,052	22%

Interest income from leasing:
Direct financing leases	—	556	(556)	100%
Total interest income from leasing	—	556	(556)	100%

Interest income - other:
Preference payments on structured notes	4,935	4,078	857	21%
Temporary investment in over-night repurchase agreements	70	174	(104)	(60)%
Total interest income - other	5,005	4,252	753	18%
Total interest income	$112,618	$122,474	$(9,856)	(8)%
Aggregate interest income decreased by $9.9 million to $112.6 million for the year ended December 31, 2016 as compared to $122.5 million for the year ended December 31, 2015. We attribute this decrease to the following:
Interest Income from Loans
Commercial real estate loans. Interest income on CRE loans decreased by $5.0 million to $84.4 million for the year ended December 31, 2016 due primarily to a decrease in the weighted average balance of loans from $1.6 billion to $1.4 billion. This decrease is due to our deconsolidation of two of our CRE CDOs, RREF CDO 2006-1 and RREF CDO 2007-1, combined with net paydowns on the portfolio of $116.3 million during the year ended December 31, 2016. The decrease in income was partially offset by an increase in fee income from loans.
Syndicated corporate loans. The weighted average loan balance of our syndicated corporate loan portfolio decreased by $220.1 million to zero for the year ended December 31, 2016. This decrease is principally due to the liquidation of Apidos CDO III, Ltd. (“Apidos CDO III”) in June 2015, and the deconsolidation of Apidos Cinco as of January 1, 2016, which is now recorded in interest income from securities.
Interest Income from Securities
Asset-Backed Securities. Interest income from ABS increased by $10.6 million to $17.7 million for the year ended December 31, 2016. This increase is primarily attributable to the deconsolidation of RREF CDO 2006-1, RREF CDO 2007-1 and Apidos Cinco on January 1, 2016. As a result of those deconsolidations, the interest income derived from ABS is now reported as interest income from available-for-sale securities rather than being included in loan interest income as it was in the prior year. The deconsolidations contributed significantly to the increase in the weighted average balance of ABS. The decrease in weighted average yield directly relates to the deconsolidation of RCM Global, LLC, or RCM Global, and Pelium Capital Partners, L.P., or Pelium Capital, whose income is now reported under earnings in unconsolidated entities.
Commercial Mortgage-Backed Securities. Interest income from CMBS decreased by $6.1 million to $4.6 million for the year ended December 31, 2016. This decrease, and the decrease in the weighted average balance, are due to the deconsolidation of $55.8 million of CMBS held by RREF CDO 2006-1 and RREF CDO 2007-1 on January 1, 2016 combined with paydowns of $35.8 million on the portfolio during the year ended December 31, 2016. These CDOs held CMBS that significantly contributed to our CMBS portfolio in 2015 and prior years.

(Back to Index)

(Back to Index)

Year Ended December 31, 2015 as compared to Year Ended December 31, 2014

				Percent Change
	Years Ended December 31,		Dollar Change
	2015	2014
Interest income from loans:
CRE loans	$89,448	$64,652	$24,796	38%
Syndicated corporate loans	9,886	24,578	(14,692)	(60)%
Residential mortgage loans	—	—	—	—%
Total interest income from loans	99,334	89,230	10,104	11%

Interest income from securities:
CMBS	10,755	12,244	(1,489)	(12)%
ABS	7,089	4,113	2,976	72%
Corporate bonds	126	188	(62)	(33)%
RMBS	362	720	(358)	(50)%
Total interest income from securities	18,332	17,265	1,067	6%

Interest income from leasing:
Direct financing leases	556	—	556	100%
Total interest income from leasing	556	—	556	100%

Interest income - other:
Preference payments on structured notes	4,078	6,556	(2,478)	(38)%
Temporary investment in over-night repurchase agreements	174	230	(56)	(24)%
Total interest income - other	4,252	6,786	(2,534)	(37)%
Total interest income	$122,474	$113,281	$9,193	8%
Aggregate interest income increased by $9.2 million to $122.5 million for the year ended December 31, 2015. We attribute this increase to the following:
Commercial real estate loans. Interest income on CRE loans increased by $24.8 million to $89.4 million for the year ended December 31, 2015 due primarily to an increase in the weighted average balance of loans from $1.1 billion to $1.6 billion. The increase in the weighted average balance of loans is due to our origination of loans for inclusion in our CRE securitizations that closed in December 2013, July 2014 and February 2015. The income derived from the increase in loans was partially offset by a decrease in the weighted average yield from 5.84% to 5.63%.
Syndicated corporate loans. The weighted average loan balance of our syndicated corporate loan portfolio decreased by $294.8 million to $220.1 million. This decrease is principally due to three of our CLOs, Apidos CDO I, Ltd. ("Apidos CDO I"), Moselle CLO S.A. ("Moselle CLO") and Apidos CDO III, Ltd. ("Apidos CDO III"), liquidating in October 2014, December 2014 and June 2015, respectively, in accordance with their terms. Additionally, the remaining CLO, Apidos Cinco, matured and reached the end of its reinvestment period in early 2014, and, as a result, we used principal collected to pay down notes instead of reinvesting in new assets.
Interest Income from Securities
Asset-Backed Securities. Interest income from ABS increased by $3.0 million to $7.1 million for the year ended December 31, 2015. This increase is primarily due to the acquisitions of structured asset-backed securities by our consolidated variable interest entities, RCM Global and Pelium Capital, which significantly contributed to the increased the weighted average balance of the ABS portfolio from $45.6 million to $49.5 million. These purchases also increased the weighted average yield of our ABS portfolio from 8.89% to 14.62% during 2015, as these securities are higher-yielding, foreign currency denominated CLO mezzanine and equity securities purchased at significant discounts to par.

(Back to Index)

(Back to Index)

Interest Income - Other. Interest income-other decreased by $2.5 million to $4.3 million for the year ended December 31, 2015. The decrease is related to the decline in interest income that resulted from sales of our investment securities available for sale in August and September 2015, partially offset by the income earned on our investment in ZWH4, LLC ("ZAIS") in 2015.
Interest Expense
Year Ended December 31, 2016 as compared to Year Ended December 31, 2015
The following tables set forth information relating to our interest expense incurred for the periods presented by asset class (in thousands, except percentages):

	For the Year Ended		For the Year Ended		For the Year Ended
	December 31, 2016		December 31, 2015		December 31, 2014
	Weighted Average		Weighted Average		Weighted Average
	Cost of Funds	Balance	Cost of Funds	Balance	Cost of Funds		Balance
Interest expense:
CRE loans	3.29%	$960,035	2.50%	$1,054,876	2.38%		$685,324
Syndicated corporate loans	—%	$—	1.25%	$196,249	1.33%		$530,088
CMBS	2.39%	$72,612	1.59%	$78,591	1.39%		$49,757
RMBS	—%	$—	5.24%	$6,285	1.5%		$11,510
Hedging	14.11%	$842	5.59%	$111,698	5.32%		$121,306
Securitized borrowings	—%	$—	2.82%	$5,193	15.29%	(1)	$5,626
Convertible senior notes	8.25%	$215,000	8.24%	$211,712	7.66%		$115,000
General	4.97%	$51,548	4.62%	$51,548	6.88%		$51,548
(1) Third party equity holders' interests are accounted for as interest expense in our statements of operations using an imputed interest rate on the underlying subordinated debt.

Type of Security	Coupon Interest	Unamortized Deferred Debt Expense	Net Amortization	Interest Expense	Total
For the Year Ended December 31, 2016:
CRE loans	2.54%	$3,567	$5,667	$25,925	$31,592
CMBS	2.28%	$—	25	1,709	1,734
Hedging	2.35%	$—	—	119	119
Convertible senior notes	6.93%	$2,727	2,832	14,899	17,731
General	4.63%	$—	135	2,436	2,571
Total interest expense			$8,659	$45,088	$53,747

For the Year Ended December 31, 2015:
Syndicated corporate loans	0.94%	$—	$201	$2,300	$2,501
CRE loans	1.95%	$1,073	5,331	21,055	26,386
CMBS	1.58%	$2	1	1,291	1,292
RMBS	1.17%	$—	36	75	111
Hedging	5.13%	$—	—	6,097	6,097
Securitized borrowings	—%	$—	—	145	145
Convertible senior notes	6.91%	$3,899	2,775	14,612	17,387
General	4.23%	$135	208	2,403	2,611
Total interest expense			$8,552	$47,978	$56,530

For the Year Ended December 31, 2014:
Syndicated loans	0.96%	$22	$770	$6,564	$7,334
CRE loans	1.78%	$4,490	4,063	12,631	16,694
CMBS	1.37%	$—	12	697	709
RMBS	1.15%	$—	40	133	173
Hedging	5.08%	$22	—	6,555	6,555
Securitized borrowings	—%	$—	—	849	849
Convertible senior notes	6%	$2,907	1,880	6,900	8,780
General	4.18%	$343	200	2,199	2,399
Total interest expense			$6,965	$36,528	$43,493

(Back to Index)

(Back to Index)

			Dollar Change	Percent Change
	Years Ended December 31,
	2016	2015
Interest expense:
CRE loans	$31,592	$26,386	$5,206	20%
Convertible senior notes	17,731	17,387	344	2%
Syndicated corporate loans	—	2,501	(2,501)	(100)%
CMBS	1,734	1,292	442	34%
RMBS	—	111	(111)	(100)%
Hedging	119	6,097	(5,978)	(98)%
Securitized borrowings	—	145	(145)	(100)%
General	2,571	2,611	(40)	(2)%
Total interest expense	$53,747	$56,530	$(2,783)	(5)%
Aggregate interest expense decreased by $2.8 million to $53.7 million for the year ended December 31, 2016. We attribute this decrease to the following:
Commercial real estate loans. Interest expense on CRE loans increased by $5.2 million to $31.6 million for the year ended December 31, 2016. This increase was related to increased borrowings under our Wells Fargo and Morgan Stanley financing facilities combined with RCC 2015-CRE3 (February 2015 closing) and RCC 2015-CRE4 (August 2015 closing) being outstanding for the full year in 2016. Interest expense for 2016 also included an acceleration of deferred debt issuance costs related to paydowns of senior notes in RCC CRE Notes 2013, RCC 2014-CRE2, RCC 2015-CRE3 and RCC 2015-CRE4, which were partially offset by the senior note paydowns as the underlying collateral was paid down or paid off.
Syndicated Corporate Loans. There was no interest expense on syndicated corporate loans for 2016 due to the deconsolidation of Apidos Cinco, our last remaining syndicated corporate loan CLO, on January 1, 2016. Apidos Cinco was subsequently liquidated in November 2016 and the outstanding notes were paid down.
Commercial Mortgage-Backed Securities. In May 2016, we modified the terms of our Deutsche Bank CMBS lending facility to a one-year term. The increase in interest expense is attributable to the higher cost of funds, as borrowings under the current facility are charged three-month LIBOR as opposed to one-month LIBOR.
Cash Flow Hedges. Our hedges substantially declined primarily due to the deconsolidation of RREF CDO 2006-1 and RREF CDO 2007-1 and the removal and subsequent termination of interest rate swaps associated with those CDOs.
Year Ended December 31, 2015 as compared to Year Ended December 31, 2014

				Percent Change
	Years Ended December 31,		Dollar Change
	2015	2014
Interest expense:
CRE loans	$26,386	$16,694	$9,692	58%
Convertible senior notes	17,387	8,780	8,607	98%
Syndicated corporate loans	2,501	7,334	(4,833)	(66)%
CMBS	1,292	709	583	82%
RMBS	111	173	(62)	(36)%
Hedging	6,097	6,555	(458)	(7)%
Securitized borrowings	145	849	(704)	(83)%
General	2,611	2,399	212	9%
Total interest expense	$56,530	$43,493	$13,037	30%

(Back to Index)

(Back to Index)

Aggregate interest expense decreased by $13.0 million to $56.5 million for the year ended December 31, 2015. We attribute this decrease to the following:
Commercial real estate loans. Interest expense on CRE loans increased by $9.7 million to $26.4 million for the year ended December 31, 2015 as a result of an increase in securitization financings that closed in February 2015 and August 2015, which we consolidated on our financial statements, and to a lesser extent by our securitization financing that closed in July 2014, which we also consolidated. Interest expense in 2015 also included an acceleration of deferred debt issuance costs related to the paydown of notes. These increases were partially offset by senior note paydowns in RREF CDO 2006-1, RREF CDO 2007-1 and RCC CRE Notes 2013 as the underlying collateral paid down or paid off.
Convertible senior notes. Interest expense on convertible senior notes increased by $8.6 million to $17.4 million for the year ended December 31, 2015. The interest expense increase in 2015 was due to interest expense on our $100.0 million (at par) 8% Convertible Senior Notes, which we issued in January 2015.
Syndicated corporate loans. Interest expense on syndicated corporate loans declined by $4.8 million to $2.5 million for the year ended December 31, 2016. This was primarily due to a decrease in the weighted average note balance outstanding from $530.1 million to $196.2 million in our syndicated corporate loan CLOs due to the call and liquidation of Apidos CDO I in October 2014 and Apidos CLO VIII and Whitney CLO in September 2013 and October 2013, respectively, which resulted in the paydown of all outstanding notes. In addition, Apidos CDO III and Apidos Cinco reached the ends of their reinvestment periods; and, as a result, cash received from their collateral was applied to pay down the principal amounts of the CLOs' notes. The decrease from 1.33% to 1.25% in the weighted average cost of funds is attributable to the liquidations of both Apidos CLO VIII and Whitney CLO I in 2013, as these vehicles had higher costs of funds.
Securitized borrowings. Securitized borrowings expense decreased by $704,000 to $145,000 for the year ended December 31, 2015. This interest expense was related to our subordinated investments in Apidos CLO VIII and Whitney CLO I, which were liquidated in 2013. The interest expense in 2015 was primarily related to Moselle CLO, which was consolidated in 2014 and substantially liquidated in December 2014.
Revenue
Year Ended December 31, 2016 as compared to Year Ended December 31, 2015
The following table sets forth information relating to our non-interest revenue for the periods presented (in thousands, except percentages):

			Dollar Change	Percent Change
	Years Ended December 31,
	2016	2015
Revenue:
Fee income	$3,943	$4,865	$(922)	(19)%
Dividend income	(134)	66	(200)	(303)%
Total revenue	$3,809	$4,931	$(1,122)	(23)%
Fee income. Fee income decreased by $922,000 to $3.9 million for the year ended December 31, 2016, primarily due to a $1.1 million decrease in income resulting from the run-off of managed assets related to our investment in Resource Capital Asset Management ("RCAM"), a portfolio that holds asset-based management contracts that entitle us to collect senior, subordinated and incentive fees related to the underlying CLOs that it manages. In October 2016, one of the two remaining CLOs was called and the remaining CLO was called in early 2017. The decrease is partially offset by an increase of $184,000 attributable to management fees earned on the Harvest CLOs.
Dividend income. Dividend income decreased by $200,000 to a loss of $134,000 for the year ended December 31, 2016 due to the reversal of $206,000 of dividend income from our Series E preferred stock investment in an equipment leasing company.

(Back to Index)

(Back to Index)

Year Ended December 31, 2015 as compared to Year Ended December 31, 2014
The following table sets forth information relating to our non-interest for the periods presented (in thousands, except percentages):

			Dollar Change	Percent Change
	Years Ended December 31,
	2015	2014
Revenue:
Fee income	$4,865	$5,891	$(1,026)	(17)%
Dividend income	66	186	(120)	(65)%
Rental income	—	8,441	(8,441)	(100)%
Total revenue	$4,931	$14,518	$(9,587)	(66)%
Fee income. Fee income decreased by $1.0 million to $4.9 million for the year ended December 31, 2015, primarily due to a decrease in senior, subordinated and incentive fees recognized on CLOs related to our RCAM portfolio.
Rental income. There was no rental income for the year ended December 31, 2015. All of our rental properties were sold during 2014. We did not hold any investments in CRE properties at December 31, 2015.
Operating Expenses
Year Ended December 31, 2016 as compared to the Year Ended December 31, 2015
The following table sets forth information relating to our operating expenses for the periods presented (in thousands, except percentages):

			Dollar Change	Percent Change
	Years Ended December 31,
	2016	2015
Operating expenses:
Management fees − related party	$12,991	$13,306	$(315)	(2)%
Equity compensation − related party	3,025	2,420	605	25%
Rental operating	—	6	(6)	(100)%
Lease operating	9	57	(48)	(84)%
General and administrative	15,197	16,346	(1,149)	(7)%
Depreciation and amortization	1,566	4,245	(2,679)	(63)%
Impairment losses	26,470	372	26,098	7,016%
Provision for loan and lease losses	17,765	41,088	(23,323)	(57)%
Total operating expenses	$77,023	$77,840	$(817)	(1)%

Management fees − related party. Management fee-related party decreased by $315,000 to $13.0 million for the year ended December 31, 2016. This expense represents compensation in the form of base management fees pursuant to our management agreement with our Manager. For a description of these fees, see Item 1, "Business Management Agreement". The changes are described below:

•
Base management fee is a monthly fee equal to 1/12th of the amount of our equity multiplied by 1.50%. Under the management agreement, ''equity'' is equal to the net proceeds from issuances of shares of capital stock less offering-related costs, plus or minus our retained earnings (excluding non-cash equity compensation incurred in current or prior periods) less any amounts we have paid for common stock and preferred stock repurchases. The calculation is adjusted for one-time events due to changes in accounting principles generally accepted in the United States, which we refer to as GAAP, as well as other non-cash charges, upon approval of our independent directors.

•
The base management fee decreased by approximately $315,000 for the year ended December 31, 2016 as compared to the year ended December 31, 2015 due to decreased stockholders' equity, a component in the formula by which base management fees are calculated, primarily as a result of our repurchase of approximately 8.3% of our outstanding common

(Back to Index)

(Back to Index)

shares as part of our board authorized $50.0 million repurchase plan and quarterly distributions in excess of earnings.

•
An oversight management fee is a quarterly fee paid to Resource America for reimbursement of additional costs incurred related to our life care business, Long Term Care Conversion Funding, established for the purpose of originating and acquiring life settlement contracts. The initial agreement, authorized in December 2012, provided for an annual fee of $550,000, with a two-year term. In March 2015, the agreement was amended to extend the term for an additional two years terminating in December 2016. In December 2016, the agreement was amended to extend the term for one additional year through December 2017 for a reduced fee of $250,000. The oversight management fee was $550,000 for each of the years ended December 31, 2016 and 2015.

Equity compensation - related party. Equity compensation - related party increased by $605,000 to $3.0 million for the year ended December 31, 2016 as compared to the year ended December 31, 2015. These expenses relate to the amortization of annual grants of restricted common stock to our non-employee independent directors, and annual and discretionary grants of restricted stock to employees of Resource America who provide investment management services to us through our Manager. The increase in equity compensation expense was primarily attributable to additional amortization in the amount of $691,000 related to the acceleration of vesting of shares held by terminated executives, as a result of C-III's acquisition of Resource America. This expense included the vesting of 549,911 shares of restricted stock and was offset by a decrease in our stock price during the period.
General and administrative expense. General and administrative expense decreased by $1.1 million to $15.2 million for the year ended December 31, 2016 as compared to the year ended December 31, 2015. Certain general and administrative expenses incurred in 2015 and 2016 relate to assets that are deemed to be non-core under the Plan. We anticipate incurring additional general and administrative expense associated with executing the Plan. The following table summarizes the information relating to our general and administrative expenses for the periods presented (in thousands, except percentages):

			Dollar Change	Percent Change
	Years Ended December 31,
	2016	2015
Professional services(1)(2)	$4,865	$5,017	$(152)	(3.0)%
Wages and benefits	4,570	4,263	307	7.2%
Operating expenses	1,535	1,825	(290)	(15.9)%
Dues & subscriptions	1,211	1,736	(525)	(30.2)%
Director fees	885	811	74	9.1%
D&O insurance	848	847	1	0.1%
Rent and utilities	564	559	5	0.9%
Travel	456	711	(255)	(35.9)%
Tax penalties, interest & franchise tax	263	577	(314)	(54.4)%
Total general and administrative expenses	$15,197	$16,346	$(1,149)	(7.0)%
(1) For the year ended December 31, 2016, professional services include approximately $563,000 of expenses related to the restructuring of our TRSs and related tax preparation work performed. We expect to incur approximately $100,000 of additional expense related to this restructuring and associated compliance work in 2017 and no such expense in future periods thereafter.
(2) Professional services for the year ended December 31, 2016 and 2015 include approximately $850,000 and $539,000, respectively, of legal expenses related to the modification of one of our legacy CRE loans. This loan is classified as held for sale at December 31, 2016.
The decrease in general and administrative expenses is related to the deconsolidation of RCM Global, Pelium, Apidos Cinco, RREF CDO 2006-1 and RREF CDO 2007-1 on January 1, 2016 due to new consolidation guidance. Specific expenses are no longer recorded on an entity level basis for these entities. Prior to deconsolidation, each of the three CDOs and Pelium recorded an average of $50,000 and $75,000, respectively, each quarter of general and administrative expenses related to dues and subscriptions, professional services and operating expenses. In addition, there was a decrease of $314,000 of tax penalties, interest and franchise tax year over year. In 2015, we were charged federal and state tax penalties due to the late payment of certain 2013 tax liabilities. There was also a decrease of $255,000 due to a decline in travel related expenses reimbursed to our Manager. These decreases were offset by an increase of $307,000 in wages and benefits reimbursed to our Manager.
Depreciation and amortization. Depreciation and amortization decreased by $2.7 million to $1.6 million for the year ended December 31, 2016 as compared to the year ended December 31, 2015. This decrease was primarily due to two RCAM-managed CLOs being called in January 2016 and October 2016, respectively, and, as a result, termination of amortization of the underlying intangible assets.
Net impairment losses recognized in earnings. Net impairment losses recognized in earnings were $26.5 million for the

(Back to Index)

(Back to Index)

year ended December 31, 2016, an increase of $26.1 million. This impairment is primarily related to other-than-temporary impairment recorded on our investment in RREF CDO 2007-1, which is now classified as investment securities available-for-sale. Third-party appraisers were engaged to perform appraisals on six of the seven remaining legacy CRE loans and their underlying properties, which were part of the asset pool of RREF CDO 2007-1. As a result of having the properties supporting the loans appraised, two of the CRE loans in the vehicle were determined to have cost bases in excess of their updated cash flows, resulting in an aggregate impairment charge of $19.9 million. In addition, impairment losses of $3.7 million were recognized as a result of the reduction of the actual and expected revenue-earning useful lives of two RCAM managed CLOs: Shasta CLO and San Gabriel CLO. The Shasta CLO was called on October 20, 2016 and the San Gabriel CLO will be called in early 2017.
Provision for loan and lease losses. Provision for loan and lease losses decreased by $23.3 million to $17.8 million for the year ended December 31, 2016 as compared to the year ended December 31, 2015. The following table summarizes information relating to our loan and lease losses for the periods presented (in thousands, except percentages):

			Dollar Change	Percent Change
	Years Ended December 31,
	2016	2015
CRE loans	$18,167	$37,736	$(19,569)	(52)%
Syndicated corporate loans	(402)	2,887	(3,289)	(114)%
Direct financing leases	—	465	(465)	100%
Total provision for loan and lease losses	$17,765	$41,088	$(23,323)	(57)%
CRE loans provision. The CRE loan portfolio decreased by $19.6 million to $18.2 million for the year ended December 31, 2016. During the three months ended September 30, 2016, we recorded specific provisions of $6.1 million and $2.0 million against two loans with carrying values of $27.5 million and $2.0 million, respectively. As part of our ongoing monitoring, we obtained appraisals on six CRE loans from third party vendors. The two loans against which we took provisions were valued below their previously stated cost bases. One loan, a hotel located in Studio City, California, was previously under contract for sale that supported the value in excess of our loan amount. The contract for sale was terminated in October 2016, and we utilized an updated appraisal as the determinant of value. The loan has a maturity date of February 2017, which triggered an appraisal on an ‘as-is’ basis to determine its current value resulting in a specific reserve of $6.1 million on the mezzanine tranches of the loan. The second loan, a hotel located in Tucson, Arizona, was supported by a broker quote received during the December 2015 valuation. After the property had a modification of terms with its operating manager, an updated appraisal was obtained which applied updated assumptions to the cash flow analysis of the property. The appraisal returned an ‘as-stabilized’ value below our cost basis and, as a result, the mezzanine tranche of $2.0 million was fully reserved. The senior tranche of the loan is held in RREF CDO 2007-1. The provisions recorded against the loans reflect the estimated recoverable values.
As part of the Plan, eight non-performing legacy CRE loans were identified and transferred to held for sale status in the fourth quarter of 2016. Additional provisions of $7.7 million were recorded during the three months ended December 31, 2016 to write-down two loans to the lower of cost or fair market value. In addition, we recorded specific provisions of $2.5 million on another CRE whole loan that is currently held for investment after receiving an appraisal of the property securing the loan. This loan is backed by an asset where an L.A. Fitness gave notice of intent to vacate. As the borrower did not qualify for an extension of the loan, its maturity fell to within one year necessitating the use of the as-is value of the loan in evaluating impairment. All CRE loans continue to be monitored consistent with our impairment evaluation process.
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
Syndicated corporate loans provision. The syndicated corporate loan provision decreased by $3.3 million for the year ended December 31, 2016 to $402,000. The decrease is the result of the call and liquidation of Apidos CDO III in June 2015 and the deconsolidation of Apidos Cinco on January 1, 2016. The recovery on the syndicated corporate loans recorded in 2016 is due to receiving a cash payment on a position that was previously written-off at the time of liquidation.
Direct financing leases provision. During the year ended December 31, 2016, there was no provision recorded against the value of our direct financing leases. At December 31, 2016, we held $527,000 of direct financing leases, net of provisions.

(Back to Index)

(Back to Index)

Year Ended December 31, 2015 as compared to the Year Ended December 31, 2014
The following table sets forth information relating to our operating expenses for the periods presented (in thousands, except percentages):

			Dollar Change	Percent Change
	Years Ended December 31,
	2015	2014
Operating expenses:
Management fees − related party	$13,306	$13,584	$(278)	(2)%
Equity compensation − related party	2,420	5,933	(3,513)	(59)%
Rental operating	6	5,443	(5,437)	(100)%
Lease operating	57	—	57	100%
General and administrative	16,346	14,705	1,641	11%
Depreciation and amortization	4,245	2,358	1,887	80%
Impairment losses	372	—	372	100%
Provision for loan and lease losses	41,088	1,712	39,376	2,300%
Total operating expenses	$77,840	$43,735	$34,105	78%
Management fees - related party. Management fees - related party decreased by $278,000 to $13.3 million for the year ended December 31, 2015 as compared to the year ended December 31, 2014. This expense represents compensation in the form of base management fees pursuant to our management agreement with our Manager. The changes are described below:

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

Equity compensation - related party. Equity compensation - related party decreased by $3.5 million to $2.4 million for the year ended December 31, 2015. These expenses relate to the amortization of annual grants of restricted common stock to our non-employee independent directors and annual and discretionary grants of restricted stock to employees of Resource America who provide investment management services to us through our Manager. The decrease in expense was primarily attributable to a decrease in our stock price, which directly impacts our quarterly measurement of compensation expense, as well as the result of vestings of restricted stock during the year ended December 31, 2015.
Rental operating expense. Rental operating expense decreased by $5.4 million to $6,000 for the year ended December 31, 2015. This decrease in expense is due to the sale of all of our remaining properties in 2014. The expense recognized in 2015 was due to the payment of residual invoices received after the properties were sold. We held no investments in CRE properties at December 31, 2015.
General and administrative expense. General and administrative expense increased by $1.6 million to $16.3 million for the year ended December 31, 2015. The following table summarizes the information relating to our general and administrative expenses for the periods presented (in thousands, except percentages):

(Back to Index)

(Back to Index)

			Dollar Change	Percent Change
	Years Ended December 31,
	2015	2014
Professional Services	$5,017	$4,302	$715	16.6%
Wages and Benefits	4,263	3,335	928	27.8%
Operating Expenses	1,825	1,586	239	15.1%
Dues & Subscriptions	1,736	1,466	270	18.4%
Director Fees	811	805	6	0.7%
D&O Insurance	847	849	(2)	(0.2)%
Rent and Utilities	559	503	56	11.1%
Travel	711	667	44	6.6%
Tax Penalties, Interest & Franchise Tax	577	292	285	97.6%
Real Estate Transaction Expenses	—	900	(900)	(100.0)%
Total general and administrative expenses	$16,346	$14,705	$1,641	11.2%
The increase in general and administrative expenses is attributable to an increase of approximately $928,000 in wages and benefits related to discretionary bonuses and overall payroll costs year over year due to increased headcount; an increase of $285,000 of federal and state tax penalties due to the late payments of prior year tax liabilities; a $715,000 increase in professional services due to the timing of audit services provided; and billed and increased costs for valuation services on our portfolio investments year over year. These increases were offset by a decrease of $900,000 of real estate transaction expenses related to the sale of our hotel property in April 2014.
Depreciation and amortization. Depreciation and amortization decreased by $1.9 million to $4.2 million for the year ended December 31, 2015. This decrease was primarily due to an impairment of $2.4 million, pre-tax, taken on one of our CLOs in our RCAM portfolio. The CLO was liquidated and its notes were paid off in January 2016.
Provision for loan and lease losses. Our provision for loan and lease losses increased by $39.4 million to $41.1 million for the year ended December 31, 2015. The following table summarizes information relating to our loan losses for the periods presented (in thousands, except percentages):

			Dollar Change	Percent Change
	Years Ended December 31,
	2015	2014
CRE loans	$37,736	$(3,758)	$41,494	(1,104)%
Syndicated corporate loans	2,887	4,173	(1,286)	(31)%
Direct financing leases	465	—	465	100%
Loan receivable – related party	—	1,297	(1,297)	(100)%
Total provision for loan losses	$41,088	$1,712	$39,376	2,300%
CRE loans provision. The increase is the result of an allowance for loan loss on a subordinated mezzanine loan position that was acquired in 2007. The outstanding loan balance of $38.1 million was fully reserved and associated accrued interest of $3.0 million was reversed against interest income, for a total charge to operations of $41.1 million. See "Operating Expenses - Year Ended December 31, 2016 as compared to the Year Ended December 31, 2015" for a discussion of this loan.
Syndicated corporate loans. The syndicated corporate loan provision decreased by $1.3 million for the year ended December 31, 2015 to $2.9 million. The principal reason for the decreased provision was due to the recognition of losses on positions that were subsequently sold for credit reasons as well as losses recognized due to the liquidation of Apidos CLO I. We record all such losses as an adjustment to the allowance for loan and lease losses, effectively increasing the provision for loan and lease losses.
Direct financing leases provision. During the year ended December 31, 2015, we recorded a provision against the value of the direct financing leases in the amount of $465,000. At December 31, 2015, we held $931,000 of direct financing leases, net of provisions.
Loan receivable – related party provision. The loan receivable - related party provision increased by $1.3 million for the year ended December 31, 2015. This 2014 provision was recognized on a related party loan before we assumed lease collateral as payment in full of our loan in the fourth quarter of 2014. We had no related party loans at December 31, 2015.

(Back to Index)

(Back to Index)

Other Income (Expense)
Year Ended December 31, 2016 as compared to Year Ended December 31, 2015
The following table sets forth information relating to our other income (expense) for the periods presented (in thousands, except percentages):

			Dollar Change	Percent Change
	Years Ended December 31,
	2016	2015
Other Income (Expense):
Equity in earnings of unconsolidated entities	$5,973	$2,388	$3,585	150%
Net realized and unrealized gain (loss) on sales of investment securities available-for-sale and loans and derivatives	4,066	18,459	(14,393)	(78)%
Net realized and unrealized gain (loss) on investment securities, trading	2,398	(547)	2,945	(538)%
Unrealized gain (loss) and net interest income on linked transactions, net	—	235	(235)	(100)%
(Loss) on reissuance / gain on extinguishment of debt	—	(1,403)	1,403	(100)%
Gain on sale of real estate	64	206	(142)	(69)%
Other income (expense)	1,500	60	1,440	2,400%
Total other income (expense)	$14,001	$19,398	$(5,397)	(28)%
Equity in earnings of unconsolidated entities. Equity in earnings of unconsolidated subsidiaries increased by $3.6 million to $6.0 million for the year ended December 31, 2016. An increase in earnings of approximately $4.0 million, was primarily related to two of our previously consolidated VIEs, RCM Global and Pelium, which are now accounted for as equity method investments due to a new amendment to consolidation guidance, which we adopted on January 1, 2016. We also recognized an increase in earnings from our equity investment in Pearlmark for the year ended December 31, 2016 of $1.4 million. We did not begin recognizing income from this investment until the fourth quarter of 2015. This was offset by a decrease in income from our investment in Leaf Commercial Capital of $2.2 million, which was reflective of a cumulative adjustment to recognize income allocable to our ownership interest in Leaf Commercial Capital given a liquidation of the investment at net book value. This method, called the hypothetical liquidation at book value method ("HLBV"), is a prescribed method that can be used for non-controlling investments in unconsolidated entities qualifying for equity method treatment with substantive profit-sharing arrangements to recognize earnings. Under the HLBV method, earnings are calculated and recognized based on the change in how the unconsolidated entity would allocate and distribute its cash if it were to liquidate the carrying value of its assets and liabilities on the beginning and end dates of the earnings period, excluding contributions made or distributions received.
Net realized and unrealized gain (loss) on sales of investment securities available-for-sale and loans and derivatives. Net realized gains on investment securities available-for-sale and loans and derivatives decreased by $14.4 million to $4.1 million for the year ended December 31, 2016. The gains are primarily attributable to $8.5 million of increased realized gains during the year ended December 31, 2015 related to sale and settlement of certain securities in the RCM Global portfolio, and the in-kind distribution and subsequent sale of those securities. We had no such gains during the year ended December 31, 2016. In addition, the RCM Global portfolio was deconsolidated effective January 1, 2016 and, as a result, our investment is now accounted for as an equity method investment. There was also a decrease in net realized and unrealized gains on foreign exchange transactions from the settlement of related derivative contracts.
Net realized and unrealized (loss) gain on investment securities, trading. Net realized and unrealized (loss) gain on investment securities, trading increased by $2.9 million to a gain of $2.4 million during the year ended December 31, 2016. The 2016 activity is primarily related to an increase in the fair market value of our trading portfolio at December 31, 2016 compared to December 31, 2015. The 2015 activity was primarily related to unrealized and realized gains recognized on Pelium Capital, which owned structured securities classified as trading securities. The Pelium Capital portfolio was deconsolidated effective January 1, 2016 and is now accounted for as an equity method investment.
(Loss) on reissuance / gain on extinguishment of debt. Loss on reissuance of debt was $1.4 million for the year ended December 31, 2015. There were no gains or losses for the year ended December 31, 2016. The transactions that give rise to the recognition of a loss on the reissuance of debt resulted from the reissuance of previously repurchased senior and junior notes in our consolidated VIEs in the open market. These senior and junior notes were originally repurchased at discounts to par and represented an opportunity to provide us strategic financing at beneficial rates upon reissuance. At the date these notes were repurchased, a gain, representing the difference between the repurchase price and the par value of the note, was recognized. As

(Back to Index)

(Back to Index)

the same notes are reissued at a price less than par, an unrealized loss equal to the difference between the reissued price and the par value of the note is recognized in current earnings.
Other income (expense). Other income (expense) increased by $1.4 million to income of $1.5 million during the year ended December 31, 2016. This income represents a consent fee paid to us by Resource America in connection with its acquisition by C-III on September 8, 2016 in exchange for us waiving our right under the management agreement to terminate the agreement as a result of a change in control of our Manager.
Year Ended December 31, 2015 as compared to Year Ended December 31, 2014
The following table sets forth information relating to our other income (expense) incurred for the periods presented (in thousands, except percentages):

			Dollar Change	Percent Change
	Years Ended December 31,
	2015	2014
Other Income (Expense):
Equity in earnings of unconsolidated entities	$2,388	$4,767	$(2,379)	(50)%
Net realized and unrealized gain (loss) on sales of investment securities available-for-sale and loans and derivatives	18,459	6,925	11,534	167%
Net realized and unrealized gain (loss) on investment securities, trading	(547)	(2,818)	2,271	(81)%
Unrealized gain (loss) and net interest income on linked transactions, net	235	7,850	(7,615)	(97)%
(Loss) on reissuance / gain on extinguishment of debt	(1,403)	(4,442)	3,039	(100)%
Gain on sale of real estate	206	6,127	(5,921)	(97)%
Other income (expense)	60	(1,262)	1,322	(105)%
Total other income (expense)	$19,398	$17,147	$2,251	13%
Equity in earnings of unconsolidated entities. Equity in earnings of unconsolidated subsidiaries decreased by $2.4 million to $2.4 million for the year ended December 31, 2015. This decrease in earnings was primarily related to the sale of properties in which we owned equity interests in a real estate joint venture. We did not recognize any income from this joint venture in 2015 as all properties were sold during 2014. The decrease is also attributable a reduction in income related to our investment in CVC Global Credit Opportunities Fund, on which we earned $8,000 for the year ended December 31, 2015 compared to $2.0 million for the year ended December 31, 2014. We have withdrawn our entire investment in this fund as of December 31, 2015. This decrease was offset by a gain in our investment in LCC Preferred Stock. We recognized $2.6 million in earnings for the year ended December 31, 2015 as compared to a loss of $1.5 million for 2014. The additional earnings were the result of an increase in originations year over year and continued growth of the portfolio.
Net realized and unrealized gain (loss) on sales of investment securities available-for-sale and loans and derivatives. Net realized and unrealized gain (loss) on sales of investment securities available-for-sale and loans and derivatives increased by $11.5 million to $18.5 million for the year ended December 31, 2015. This increase is primarily related to the net gain on the sale and settlement of certain securities in the partial liquidation of our RCM Global portfolio, realized and unrealized gains on foreign exchange transactions from the settlement of related derivative contracts and unrealized gains on foreign exchange transactions from the settlement of related derivative contracts.
Net realized and unrealized (loss) gain on investment securities, trading. Net realized and unrealized (loss) gain on investment securities, trading increased by $2.3 million to a loss of $547,000 during the year ended December 31, 2015. The decline in loss is due to realized gains recognized by Pelium Capital, our consolidated subsidiary that invests in structured securities classified as trading securities, from the sale of securities in the first quarter of the year. This change was offset by a decline in the valuation of other trading securities at year end. Also, we did not make an investment in Pelium Capital until September 2014, and, therefore, recognized only three full months of income in 2014.
Unrealized gain (loss) and net interest income on linked transactions, net. Unrealized (loss) gain and net interest income on linked transactions, net increased by $7.6 million to $235,000 for the year ended December 31, 2015. This amount is related to our CMBS that are financed with repurchase agreements with the same counterparty from whom the securities were purchased. These transactions were entered into contemporaneously or in contemplation of each other and are presumed not to meet sale accounting criteria. We accounted for these transactions on a net basis and recorded a forward purchase commitment to purchase

(Back to Index)

(Back to Index)

securities (each, a “linked transaction”) at fair value. However, due to a change in accounting guidance, as of January 1, 2015, the concept of linked transactions no longer exists.
(Loss) on reissuance / gain on extinguishment of debt. Loss on reissuance of debt was $1.4 million for the year ended December 31, 2015. The transactions that give rise to the recognition of a loss on the reissuance of debt resulted from the reissuance of previously repurchased senior and junior notes in our consolidated variable interest entities in the open market. These senior and junior notes were originally repurchased at discounts to par and represented an opportunity to provide us strategic financing at beneficial rates upon reissuance. At the date these notes were repurchased, a gain, representative of the difference between the repurchase price and the par value of the note, was recognized. Because these same notes were reissued during the year ended December 31, 2015 at a price less than par, an unrealized loss equal to the difference between the reissued price and the par value of the note was recognized in earnings.
Gain on sale of real estate. Gain on the sale of real estate decreased by $5.9 million to $206,000 for the year ended December 31, 2015. All of our investments in CRE properties were sold as of December 31, 2014. Income recognized in 2015 relates to the liquidation of bank accounts held in the names of the respective properties offset by the settlement of any outstanding liabilities owed by the properties following their sales.
Other income (expense). Other income (expense) decreased by $1.3 million to a loss of $60,000. During the year ended December 31, 2014, we recorded a loss on the consolidation of Life Care Funding, LLC ("LCF"), our entity that acquires life settlement contracts, as a result of our additional investment in and acquisition of a controlling financial interest in the company.
Net Income (Loss) From Discontinued Operations, Net of Tax
In November 2016, the board of directors approved the Plan that would allow us to focus on making CRE debt investments and exiting non-core assets, disposing of certain underperforming legacy CRE debt investments and establishing a dividend policy based on sustainable earnings. Non-CRE businesses identified for sale were the residential mortgage and middle market lending segments as well as LCF. We met all of the criteria to classify the operating results of the residential mortgage and middle market lending segments as discontinued operations and exclude them from continuing operations for all periods presented. In addition, we transferred the assets and liabilities of LCF and legacy CRE loans to held for sale in the fourth quarter of 2016.

(Back to Index)

(Back to Index)

The following table summarizes the operating results of the residential mortgage and middle market lending segments discontinued operations as reported separately as income (loss) from discontinued operations, net of tax for the years ended December 31, 2016, 2015 and 2014 (in thousands):

	Years Ended December 31,
	2016	2015	2014
REVENUES
Interest income:
Loans	$25,325	$32,224	$11,878
Interest income - Other	50	7	—
Total interest income	25,375	32,231	11,878
Interest expense	6,181	6,629	806
Net interest income	19,194	25,602	11,072
Gain (loss) on sale of residential mortgage loans	19,061	13,544	4,815
Fee income	1,221	2,617	2,377
Total revenues	39,476	41,763	18,264
OPERATING EXPENSES
Equity compensation expense - related party	939	725	633
General and administrative	30,570	25,350	16,306
Depreciation/Amortization	563	613	379
Provision for loan and lease loss	12,989	8,801	92
Total operating expenses	45,061	35,489	17,410
	(5,585)	6,274	854
OTHER INCOME (EXPENSE)
Net realized gain/(loss) on investment securities available-for-sale and loans	(11,850)	221	1,384
Fair value adjustments on financial assets held for sale	—	—	—
Total other income (expense)	(11,850)	221	1,384

INCOME (LOSS) FROM DISCONTINUED OPERATIONS BEFORE TAXES	(17,435)	6,495	2,238
Income Tax Benefit (Expense)	—	(391)	345
NET INCOME (LOSS) FROM DISCONTINUED OPERATIONS, NET OF TAXES	(17,435)	6,104	2,583
Gain (loss) from disposal of discontinued operations	(1,825)	—	—
TOTAL INCOME (LOSS) FROM DISCONTINUED OPERATIONS	$(19,260)	$6,104	$2,583

Financial Condition
Summary.
Our total assets were $2.1 billion at December 31, 2016 as compared to $2.8 billion at December 31, 2015.  The decrease in total assets was principally due to the adoption of the consolidation guidance on VIEs and the resulting deconsolidation of the following entities: RREF CDO 2006-1, RREF CDO 2007-1, Apidos Cinco, Pelium Capital and RCM Global. In addition, we sold substantially all of our direct origination middle market loans and one syndicated loan with a par balance of $257.3 million with the sale of Northport TRS, LLC, which closed on August 4, 2016. In addition, RREF CDO 2006-1, RREF CDO 2007-1, Apidos Cinco and CRE Notes 2013 were called and liquidated in 2016, and lastly, impairment losses taken on investment securities

(Back to Index)

(Back to Index)

available-for-sale and intangible assets, provisions for loan losses and the recognition of deferred tax asset valuation adjustments recognized during the year ended December 31, 2016 also had a significant impact on the decrease of our assets.
Investment Portfolio
The table below summarizes the amortized cost and net carrying amount of our investment portfolio at December 31, 2016, classified by asset type (in thousands, except percentages):

At December 31, 2016	Amortized Cost	Net Carrying Amount	Percent of Portfolio	Weighted Average Coupon
Loans Held for Investment:
CRE whole loans (1)	$1,290,107	$1,286,278	69.46%	5.63%

Loans Held for Sale:
Syndicated corporate loans(2)	1,007	1,007	0.05%	5.54%

Investments in Available-for-Sale Securities:
CMBS	98,525	98,087	5.30%	5.38%
RMBS	1,526	1,601	0.09%	5.43%
ABS	21,365	25,280	1.35%	N/A(4)
	121,416	124,968	6.74%
Investment Securities-Trading:
Structured notes	6,242	4,492	0.24%	N/A(4)

Other (non-interest bearing):
Investments in unconsolidated entities	87,919	87,919	4.76%	N/A (4)
Direct financing leases(3)	992	527	0.03%	5.66%
	88,911	88,446	4.79%
Other Assets Held for Sale:
Residential mortgage loans	148,140	148,140	8.00%	3.79%
Middle market loans	52,382	40,443	2.18%	5.87%
CRE legacy loans	158,192	158,178	8.54%	2.90%
	358,714	346,761	18.72%

Total Investment Portfolio	$1,866,397	$1,851,952	100.00%

(Back to Index)

(Back to Index)

At December 31, 2015	Amortized Cost	Estimated Fair Value (1)	Percent of Portfolio	Weighted Average Coupon
Loans Held for Investment:
CRE loans (1):
Whole loans	$1,630,801	$1,627,056	64.02%	5.09%
B notes	15,934	15,919	0.63%	8.68%
Mezzanine loans	45,372	7,293	0.29%	9.01%
Syndicated corporate loans (5)	134,517	133,235	5.24%	3.80%
	1,826,624	1,783,503	70.18%
Loans Held for Sale (6):
Syndicated corporate loans	1,475	1,475	0.06%	0.84%

Investments in Available-for-Sale Securities:
CMBS	158,584	159,424	6.27%	5.21%
RMBS	2,156	2,190	0.09%	4.87%
ABS	41,994	44,214	1.74%	N/A (4)
Corporate Bonds	2,422	2,260	0.09%	4.88%
	205,156	208,088	8.19%
Investment Securities-Trading:
Structured notes	28,576	25,550	1.00%	N/A (4)
RMBS	1,896	—	—%	N/A (4)
	30,472	25,550	1.00%
Other (non-interest bearing):
Investment in unconsolidated entities	50,030	50,030	1.97%	N/A (4)
Direct financing leases(3)	1,396	931	0.04%	5.66%
	51,426	50,961	2.01%

Other Assets Held for Sale:
Residential mortgage loans(7)(8)	96,217	96,206	3.78%	4.44%
Middle market loans(9)	379,452	375,513	14.78%	9.72%
	475,669	471,719	18.56%

Total Investment Portfolio	$2,590,822	$2,541,296	100.00%

(1)
Net carrying amount includes an allowance for loan losses of $3.8 million at December 31, 2016. Net carrying amount includes an allowance for loan losses of $41.8 million at December 31, 2015, allocated as follows: B notes $15,000; mezzanine loans $38.1 million; and whole loans $3.7 million.

(2)	The fair value option was elected for syndicated corporate loans held for sale.

(3)	Net carrying amount includes allowance for lease losses of $465,000 at December 31, 2016 and December 31, 2015.

(4)	There is no stated rate associated with these securities.

(5)	Net carrying amount includes allowance for loan losses of $1.3 million at December 31, 2015.

(6)	Loans held for sale are carried at the lower of cost or fair market value. Amortized cost is equal to fair value.

(7)	Net carrying amount includes allowance for loan losses of $11,000 at December 31, 2015.

(8)	Amounts include $93.6 million held at fair value at December 31, 2015.

(9)	Net carrying amount includes allowance for loan losses of $3.9 million at December 31, 2015.

Commercial Mortgage-Backed Securities.  In the aggregate, we purchased our CMBS portfolio at a net discount.  At December 31, 2016 and 2015, the remaining discount to be accreted into income over the remaining lives of the securities was $1.6 million and $1.7 million, respectively.  At December 31, 2016 and 2015, the remaining premium to be amortized into income over the remaining lives of the securities was $296,000 and $710,000, respectively. These securities are classified as available-for-sale and, as a result, are carried at their fair value.
During the years ended December 31, 2016, 2015, and 2014 we recognized other-than-temporary impairment losses of $732,000, $0 and $0, respectively, on positions that supported our CMBS investments. During the year ended December 31, 2016, we recorded other-than-temporary impairment on a position where we had an approval to sell the position at a price that yielded a value that was less than than the full recovery of the cost basis that resulted in an additional $450,000 realized loss upon sale.

(Back to Index)

(Back to Index)

Securities classified as available-for-sale have decreased on a net basis at December 31, 2016 as compared to December 31, 2015 primarily due to the deconsolidation of RREF CDO 2006-1 and RREF CDO 2007-1 effective January 1, 2016, and $35.8 million of paydowns during 2016. We perform an on-going review of third-party reports and updated financial data on the underlying property financial information to analyze current and projected loan performance.  Rating agency downgrades are considered with respect to our income approach when determining other-than-temporary impairment and, when inputs are stressed, the resulting projected cash flows reflect a full recovery of principal.
The following table summarizes our CMBS at fair value (in thousands, except percentages):

	Fair Value at December 31, 2015	CMBS included in Deconsolidated Entities effective January 1, 2016	Net Purchases (1)	Upgrades/Downgrades	Paydowns	MTM Change on Same Ratings	Fair Value at December 31, 2016
Moody's Ratings Category:
Aaa	$22,414	$(1,443)	$1,126	$5,103	$(15,621)	$(166)	$11,413
Aa1 through Aa3	10,417	(10,255)	5,013	(162)	—	(3)	5,010
A1 through A3	7,650	(6,662)	1,611	10	(998)	(4)	1,607
Baa1 through Baa3	18,485	(13,262)	3,008	(9)	—	(71)	8,151
Ba1 through Ba3	21,702	(7,003)	10,972	17,394	(3,295)	(305)	39,465
B1 through B3	45,056	(12,149)	7,567	(13,487)	(13,861)	(11)	13,115
Caa1 through Caa3	2,013	(1,017)	—	(996)	—	—	—
Ca through C	559	(523)	440	(16)	—	18	478
Non-Rated	31,128	(3,462)	930	(7,837)	(2,012)	101	18,848
Total	$159,424	$(55,776)	$30,667	$—	$(35,787)	$(441)	$98,087

S&P Ratings Category:
AAA	$4,039	$—	$—	$(3,342)	$(579)	$—	$118
AA+ through AA-	5,235	(5,235)	—	—	—	—	—
A+ through A-	2	—	—	(2)	—	—	—
BBB+ through BBB-	30,838	(17,114)	19,632	4,887	(3,487)	177	34,933
BB+ through BB-	38,264	(12,077)	—	7,321	(9,545)	(313)	23,650
B+ through B-	34,596	(4,972)	972	(9,642)	(1,500)	(189)	19,265
CCC+ through CCC-	6,759	(6,148)	4,993	(611)	—	173	5,166
D	50	(39)	—	6	—	(17)	—
Non-Rated	39,641	(10,191)	5,070	1,383	(20,676)	(272)	14,955
Total	$159,424	$(55,776)	$30,667	$—	$(35,787)	$(441)	$98,087
(1) Net purchases of CMBS during the year ended December 31, 2016 includes positions with a fair value of $19.7 million that were acquired as a result of the liquidation of RREF CDO 2007-1 on November 25, 2016.
Investment Securities, Trading.  The following table summarizes our structured notes and RMBS securities, which are classified as investment securities, trading, and are carried at fair value (in thousands):

(Back to Index)

(Back to Index)

	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
At December 31, 2016:
Structured notes	$6,242	$920	$(2,670)	$4,492
Total	$6,242	$920	$(2,670)	$4,492

At December 31, 2015:
Structured notes	$28,576	$1,674	$(4,700)	$25,550
RMBS	1,896	—	(1,896)	—
Total	$30,472	$1,674	$(6,596)	$25,550
We sold zero and 19 securities during each of the years ended December 31, 2016 and 2015, for a net realized gain of $0.0 million and $1.4 million, respectively.   We held six and 56 investment securities, trading at December 31, 2016 and 2015, respectively.
Real Estate Loans.  The following table is a summary of the loans in our CRE loan portfolio at the dates indicated (in thousands):

Description	Quantity	Amortized Cost	Contracted Interest Rates	Maturity Dates (3)
At December 31, 2016:
Whole loans, floating rate (1)	67	$1,290,107	LIBOR plus 3.75% to LIBOR plus 6.45%	April 2017 to January 2020
Total (2)	67	$1,290,107

At December 31, 2015:
Whole loans, floating rate (1) (4) (5) (6) (7) (9)	87	$1,630,801	LIBOR plus 1.75% to LIBOR plus 15.00%	February 2016 to February 2019
B notes, fixed rate (10)	1	15,934	8.68%	April 2016
Mezzanine loans, fixed rate(8)	2	45,372	9.01%	September 2016
Total (2)	90	$1,692,107

(1)
Whole loans had $55.5 million and $112.6 million in unfunded loan commitments at December 31, 2016 and 2015, respectively.  These unfunded commitments are advanced as the borrowers formally request additional funding as permitted under the loan agreement and any necessary approvals have been obtained.

(2)	Totals do not include allowances for loan losses of $3.8 million and $41.8 million at December 31, 2016 and 2015, respectively.

(3)	Maturity dates do not include possible extension options that may be available to the borrowers.

(4)
Includes two whole loans with a combined $51.2 million senior component that entered into modifications in 2015 that resulted in a fixed rate of 0.50% at December 31, 2015, The two loans were previously identified as troubled debt restructurings ("TDR's").

(5)
Includes two whole loans with a combined $12.0 million mezzanine component that have fixed rates of 12.0% , and two whole loans with a combined $4.2 million mezzanine component that have fixed rates of 15.0% at December 31, 2015.

(6)	Includes a $799,000 junior mezzanine tranche of a whole loan that has a fixed rate of 10.0% at December 31, 2015.

(7)
Contracted interest rates do not include a whole loan of $32.5 million at December 31, 2015 that entered into a modification in 2015 which reduced the floating rate spread to 1.0% at December 31, 2015. The loan was previously identified as a TDR.

(8)	Contracted interest rates and maturity dates do not include rates or maturity dates associated with one loan with an amortized cost of $38.1 million that was fully reserved as of June 30, 2015.

(9)	Floating rate whole loans includes a loan with an amortized cost of $13.0 million which extended to February 2017 from February 2016.

(10)	Fixed rate B notes includes a loan with an amortized cost of $15.9 million which paid off in January 2016.

Syndicated Corporate Loans.  On January 1, 2016 Apidos Cinco was deconsolidated. On November 16 , 2016, we liquidated Apidos Cinco and, as a result, substantially all of the assets were sold. We consolidated Apidos Cinco and, as a result, recorded the remaining three loans at a fair value of $1.0 million as of the date of the liquidation. At December 31, 2016, our syndicated corporate loans were classified as second lien loans held for sale at fair value, $221,000 of such loans had a weighted average maturity of less than one year and $786,000 of such loans had a weighted average maturity of greater than one year and less than five years. At December 31, 2016 the syndicated corporate loans held for sale portfolio was concentrated in the collective industry grouping of healthcare, education and childcare, retail stores and aerospace and defense.
The following table summarizes our syndicated corporate loans at December 31, 2015 (in thousands):

(Back to Index)

(Back to Index)

	December 31, 2015
	Amortized cost	Fair Value (1)
Moody’s ratings category:
Baa1 through Baa3	$9,715	$9,693
Ba1 through Ba3	81,986	81,201
B1 through B3	37,103	35,916
Caa1 through Caa3	3,802	2,377
Ca	—	—
No rating provided	3,386	3,327
Total	$135,992	$132,514

S&P ratings category:
BBB+ through BBB-	$20,805	$20,769
BB+ through BB-	64,136	63,602
B+ through B-	44,315	41,896
CCC+ through CCC-	2,876	2,447
CC+ through CC-	—	—
C+ through C-	—	—
D	—	—
No rating provided	3,860	3,800
Total	$135,992	$132,514

Weighted average rating factor	1,701

(1)     The syndicated corporate loan portfolio's fair value is determined using dealer quotes.

The following table provides information as to the lien position and status of our syndicated corporate loans, at amortized cost (in thousands):

	Apidos I	Apidos Cinco	Total
At December 31, 2015:
Loans held for investment:
First lien loans	$—	$131,281	$131,281
Second lien loans	—	1,692	1,692
Third lien loans	—	—	—
Defaulted first lien loans	—	1,544	1,544
Defaulted second lien loans	—	—	—
Total	—	134,517	134,517
First lien loans held for sale at fair value	153	1,322	1,475
Total	$153	$135,839	$135,992

(Back to Index)

(Back to Index)

Middle Market Loans. During the three months ended December 31, 2016 the middle market syndicated loan portfolio was reclassified to assets held for sale and a loss of $819,000 was recognized to reflect to lower of cost or fair market value. As a result of the reclassification, the middle market lending segment was reported as a discontinued operation.
At December 31, 2016, these syndicated loans, with a carrying value of $38.5 million, were all performing with respect to contractual payments due to us. At December 31, 2016, the one remaining directly originated middle market loan was in default. For the year ended December 31, 2016, we recognized a $17.0 million loss to recognize fair value on this loan, which had a carrying value of $1.9 million at December 31, 2016.
Asset-backed securities. At December 31, 2016, we held a total of $25.3 million of ABS at fair value through RCC Commercial II Inc., RCC TRS, LLC and RCC Residential Portfolio TRS Inc.  At December 31, 2015, we held a total of $44.2 million fair value of ABS through Apidos Cinco, Resource TRS, RCM Global, ZAIS and RCC Commercial II.  The decrease in total ABS during 2016 was due to the sale of our investment in ZAIS as well as the liquidation of Apidos Cinco and the deconsolidation of RCM Global.
The following table summarizes our ABS at fair value (in thousands):

	December 31, 2016		December 31, 2015
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Moody’s ratings category:
Aaa	$—	$—	$3,701	$3,976
Aa1 through Aa3	296	311	—	—
A1 through A3	—	—	—	—
Baa1 through Baa3	—	—	—	—
Ba1 through Ba3	—	—	377	347
B1 through B3	901	828	—	—
Caa1 through Caa3	—	—	—	—
Ca	1,084	2,142	—	—
No rating provided	19,084	21,999	37,916	39,891
Total	$21,365	$25,280	$41,994	$44,214

S&P ratings category:
AAA	$—	$—	$3,681	$3,956
AA+ through AA-	—	—	—	—
A+ through A-	10,994	11,327	—	—
BBB+ through BBB-	—	—	—	—
BB+ through BB-	—	—	377	347
B+ through B-	—	—	—	—
CCC+ through CCC-	1,084	2,142	—	—
No rating provided	9,287	11,811	37,936	39,911
Total	$21,365	$25,280	$41,994	$44,214

Weighted average rating factor	655		154
During the year ended December 31, 2016, we recognized $19.9 million of other-than-temporary impairment on our previously consolidated CRE CDO, RREF CDO 2007-1, which was classified as an investment security available-for-sale. Our security interest in the vehicle was supported by 12 CMBS securities and seven CRE loans at September 30, 2016. Third-party appraisals were obtained on six of the seven remaining legacy CRE loans, which are part of the asset pool of RREF CDO 2007-1 during the quarter ended September 30, 2016. The remaining loan was under an agreement of sale. As a result of having the collateral properties appraised, two of the CRE loans in the vehicle were determined to have cost bases in excess of their expected cash flows, as a result of the updated appraisals, causing a collective impairment charge of $19.9 million. The impairment charge reflects the credit impact to the fair value of the security given the results of the updated appraisal and reduced our cost basis in the security permanently. The impairment charge was calculated by comparing the previous projected cash flows to the revised cash flows including the results of the updated appraisals. The securitization was subsequently called and liquidated on November 25, 2016 and we received the remaining collateral in exchange for our security and preference interest.

(Back to Index)

(Back to Index)

Corporate bonds. At December 31, 2016, we held no corporate bonds on our balance sheet as a result of the deconsolidation of Apidos Cinco on January 1, 2016. At December 31, 2015, Apidos Cinco, held a total of $2.3 million of corporate bonds at fair value, which secure the debt issued by this entity.  We recorded the bonds at fair value, with any unrealized gain or loss reported in the stockholder’s equity section of the balance sheet.
The following table summarizes our corporate bonds at fair value (in thousands):

	December 31, 2015
	Amortized Cost	Fair Value
Moody’s ratings category:
B1 through B3	$868	$868
Ca	1,471	1,327
Caa1 through Caa3	83	65
No rating provided	—	—
Total	$2,422	$2,260

S&P ratings category:
B+ through B-	$868	$868
CCC+ through CCC-	1,554	1,392
No rating provided	—	—
Total	$2,422	$2,260
Weighted average rating factor	7,512
Investments in Unconsolidated Entities
The following table shows our investments in unconsolidated entities as of 2016 and 2015 and equity in earnings of unconsolidated entities for the years ended December 31, 2016, 2015 and 2014 (in thousands):

				Equity in Earnings of Unconsolidated Entities
		Balance at		Years Ended December 31,
	Ownership % at December 31, 2016	December 31, 2016	December 31, 2015	2016	2015	2014
Varde Investment Partners, L.P	—%	$—	$—	$—	$(90)	$(20)
RRE VIP Borrower, LLC (1)	—	—	—	58	325	3,473
Investment in LCC Preferred Stock	29.0%	42,960	42,017	943	2,601	(1,555)
Investment in CVC Global Credit Opportunities Fund (2)	—%	—	—	—	8	2,032
RCM Global, LLC(3)	21.6%	465	—	14	—	—
Pelium Capital Partners, L.P. (3)	80.2%	25,993	—	3,991	—	—
Investment in Life Care Funding (4)	—%	—	—	—	—	(75)
Pearlmark Mezz (5)	47.7%	16,953	6,465	968	(460)	—
Investment in School Lane House (6)		—	—	(1)	4	912
Subtotal		86,371	48,482	5,973	2,388	4,767
Investment in RCT I and II (7)	3.0%	1,548	1,548	(2,560)	(2,421)	(2,387)
Investment in Preferred Equity (8)	—%	—	—	—	—	410
Total		$87,919	$50,030	$3,413	$(33)	$2,790

(1)
The investment in RRE VIP Borrower was sold at December 31, 2014. Earnings for the years ended December 31, 2016, 2015, and 2014 are related to insurance premium and property tax refunds and the liquidation of bank accounts with respect to the underlying sold properties of the portfolio.

(2)	In December 2015, we elected a full redemption of our investment in the fund.

(3)	Pursuant to the new consolidation guidance adopted January 1, 2016, these previously consolidated VIEs are now accounted for under the equity method.

(4)
In January 2013, LTCC invested $2.0 million into LCF for the purpose of originating and acquiring life settlement contracts. In February 2014, we invested an additional $1.4 million which resulted in the consolidation of LCF during the first quarter of 2014.

(5)
We committed to invest up to $50.0 million in Pearlmark Mezzanine Realty Partners IV, L.P. The commitment termination date ends the earlier of when the original commitment is fully funded, or the fifth anniversary following the final closing date, June 24, 2015.

(Back to Index)

(Back to Index)

(6)
Investment in School Lane House was sold as of December 31, 2014. Earnings for the years ended December 31, 2016, 2015, and 2014 related to the return of a security deposit and payment of an insurance claim.

(7)	For the years ended December 31, 2016, 2015, and 2014 these amounts are recorded in interest expense on our consolidated statements of operations.

(8)
The investment in Preferred Equity was repaid as of December 31, 2014. For the year ended December 31, 2014, these amounts are recorded in interest income on loans on our consolidated statements of operations.

Financing Receivables
The following tables show the allowance for loan and lease losses and recorded investment in loans and leases for the years indicated (in thousands):

	Commercial Real Estate Loans	Syndicated Corporate Loans	Direct Financing Leases	Total
At December 31, 2016:
Allowance for Loan and Lease Losses:
Allowance for losses at January 1, 2016	$41,839	$1,282	$465	$43,586
Provision (recovery) for loan and lease losses	18,167	(402)	—	17,765
Loans charged-off	—	402	—	402
Transfer to Loans Held For Sale	(15,763)	—	—	(15,763)
Deconsolidation of VIE's	(40,414)	(1,282)	—	(41,696)
Allowance for losses at December 31, 2016	$3,829	$—	$465	$4,294
Ending balance:
Individually evaluated for impairment	$2,500	$—	$465	$2,965
Collectively evaluated for impairment	$1,329	$—	$—	$1,329
Loans acquired with deteriorated credit quality	$—	$—	$—	$—
Loans and Leases:
Ending balance:
Individually evaluated for impairment	$7,000	$—	$992	$7,992
Collectively evaluated for impairment	$1,283,107	$—	$—	$1,283,107
Loans acquired with deteriorated credit quality	$—	$—	$—	$—
At December 31, 2015:
Allowance for Loan and Lease Losses:
Allowance for losses at January 1, 2015	$4,043	$570	$—	$4,613
Provision (recovery)for loan and lease losses	37,735	2,887	465	$41,087
Loans charged-off	—	(2,175)	—	$(2,175)
Allowance for losses at December 31, 2015	$41,778	$1,282	$465	$43,525
Ending balance:
Individually evaluated for impairment	$40,274	$1,282	$465	$42,021
Collectively evaluated for impairment	$1,565	$—	$—	$1,565
Loans acquired with deteriorated credit quality	$—	$—	$—	$—
Loans:
Ending balance:
Individually evaluated for impairment	$169,707	$1,544	$1,396	$172,647
Collectively evaluated for impairment	$1,522,400	$132,973	$—	$1,655,373
Loans acquired with deteriorated credit quality	$—	$—	$—	$—

(Back to Index)

(Back to Index)

Credit quality indicators
Commercial Real Estate Loans

Loans are graded at inception and updates to assigned grades are made continually as new information is received. Loans are graded on a scale of 1 to 4 with 1 representing our highest rating and 4 representing its lowest rating. Commercial real estate loans are first individually evaluated for impairment. To the extent there is no individual impairment, we establish a general reserve.

The characteristics of each rating category are as follows:

1.	A loan with a rating of a 1 is considered to have satisfactory performance with no issues noted. All interest and principal payments are current and the probability of loss is remote;

2.
A loan is graded with a rating of a 2 if a surveillance trigger event has occurred, but loss is not probable at this time. Such trigger events could include but are not limited to a trending decrease in occupancy rates or a flattening of lease revenues and, to a lesser extent, ground lease defaults, ground lease expirations that occur in the next six months or the borrower is delinquent on payment of property taxes or insurance.;

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

Credit risk profiles of CRE loans were as follows (in thousands):

	Rating 1 (2)	Rating 2	Rating 3	Rating 4	Held for Sale	Total
At December 31, 2016:
CRE whole loans	$1,186,292	$96,815	$—	$7,000	$—	$1,290,107
Legacy CRE whole loans (1)	—	—	—	—	158,178	158,178
Mezzanine loans (1)	—	—	—	—	—	—
	$1,186,292	$96,815	$—	$7,000	$158,178	$1,448,285

At December 31, 2015:
CRE whole loans	$1,596,099	$32,500	$—	$2,202	$—	$1,630,801
B notes	15,934	—	—	—	—	15,934
Mezzanine loans	7,300	—	—	38,072	—	45,372
	$1,619,333	$32,500	$—	$40,274	$—	$1,692,107
(1) As part of the plan, certain legacy CRE loans were moved to loans held for sale and included in assets held for sale, carried at LCOM on our balance sheet at December 31, 2016.

At December 31, 2016, 2016, we had one CRE loan with a credit quality rating of 4 due to short term vacancy/tenant concerns and a near term maturity. The loan was collateralized by a retail shopping center in Roswell, GA and had an amortized cost of $7.0 million. We obtained an appraisal and used the value indicated in the appraisal as a practical expedient in determining the fair value of the loan. The appraisal indicated a fair value of $4.5 million. As such, we recorded a specific provision of $2.5 million on the loan.
At December 31, 2016, the Company had eight legacy CRE whole loans and one mezzanine loan classified as assets held for sale with a total carrying value of $158.2 million. Appraisals, as a practical expedient for fair value, were obtained for all eight legacy CRE whole loans classified as assets held for sale. The mezzanine loan, classified as an asset held for sale, had a fair value of $0. The Company recorded, and subsequently charged off upon transfer of the loans to assets held for sale, specific reserves on four of the five loans transferred to assets held for sale totaling $15.8 million, where the carrying values of the loans exceed their fair values. These five loans had a collective carrying value of $110.7 million at December 31, 2016 and were comprised of the following:

(Back to Index)

(Back to Index)

•	Two loans cross-collateralized by a hotel in Studio City, CA with an initial par value of $67.5 million. These loans were written down to their collective appraised value of $61.4 million;

•
One loan collateralized by a hotel in Tucson, AZ with an initial par value of $32.5 million. This loan was written down to its appraised value of $14.3 million. On February 28, 2017, the Company sold this loan for $21.3 million;

•	One loan collateralized by an office property in Phoenix, AZ with an initial par value of $17.7 million. This loan was written down to its appraised value of $11.0 million;

•	One loan collateralized by a hotel in Palm Springs, CA with an initial par value of $29.5 million. This loan was written down to its appraised value of $24.0 million.
All five loans were risk-rated category 4 prior to being transferred to assets held for sale.
At December 31, 2016, 54%, 39% and 7% of the Company's legacy CRE whole loans were concentrated in hotel, retail and office. Of these loans, 84% are within California and 16% are within Arizona.
Three loans with a collective carrying value of $47.5 million at December 31, 2016 that are held for sale, had fair values in excess of their carrying values. Before being transferred to assets held for sale, these loans were risked-rated in category 1 or category 2.
At December 31, 2015, we had one CRE whole loan with a credit quality rating of 4 due to operating performance. The loan was collateralized by a multifamily property located in Las Vegas, NV and had an amortized cost of $2.2 million that was fully reserved at December 31, 2015.
At December 31, 2015, we had one mezzanine loan with a credit quality rating of 4. The loan was originally supported by a portfolio of 13 hotel properties, most of which were luxury brand hotels. An impairment analysis showed that the fair value of the underlying collateral declined during the six months ended June 30, 2015 notably due to a modification of the senior mortgage that accelerated the time horizon for disposing of the remaining properties collateralizing the loan. In addition, the two remaining properties were in or near San Juan, Puerto Rico, and economic and credit disruptions in Puerto Rico at the time resulted in events that caused us to determine that the realizable values had declined rapidly and that the troubled debt restructuring should be fully reserved as of June 30, 2015 and the loan remained fully reserved at December 31, 2015. The outstanding loan balance of $38.1 million was fully reserved and associated accrued interest of $3.0 million was reversed against interest income, for a total charge to operations in 2015 of $41.1 million. The loan was held in our two legacy CRE CDO's and upon adoption of updated accounting guidance on January 1, 2016, the loan was deconsolidated along with RREF CDO 2006-1 and RREF CDO 2007-1. The loan was also included in the collateral that was returned to us in the liquidation of RREF CDO 2006-1 on April 25, 2016 and RREF CDO 2007-1 on November 25, 2016 and the fair value of the loan was $0 at the time of acquisition and subsequently classified as an asset held for sale.
All of our CRE whole loans are current with respect to contractual principal and interest except one of our legacy CRE whole loans at December 31, 2016. The one defaulted loan is supported by a property in Studio City, California. The loan has a carrying value, which is the lower of its cost or fair market value, of $61.4 million at December 31, 2016.
All of our CRE loans were current at December 31, 2015, with exception of one mezzanine loan that defaulted during the year.
Syndicated Corporate Loans
Loans are graded at inception and updates to assigned grades are made continually as new information is received. Loans are graded on a scale of 1 to 5 with 1 representing our highest rating and 5 representing its lowest rating. Syndicated corporate loans are first individually evaluated for impairment. To the extent there is no individual impairment, we establish a general reserve.

(Back to Index)

(Back to Index)

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

Credit risk profiles of syndicated corporate loans were as follows (in thousands):

	Rating 1	Rating 2	Rating 3	Rating 4	Rating 5	Held for Sale	Total
At December 31, 2016:
Syndicated corporate loans	$—	$—	$—	$—	$—	$1,007	$1,007
At December 31, 2015:
Syndicated corporate loans	$113,897	$17,578	$1,498	$—	$1,544	$1,475	$135,992
At December 31, 2016, two of our syndicated corporate loans with a fair value of $221,000 were defaulted with respect to debt service. At December 31, 2016, no interest income has been recorded on these two defaulted loans.
At December 31, 2015, all of our syndicated corporate loans were current with respect to debt service with the exception of one loan with an amortized cost of $1.5 million, on which there was a reserve.
Residential Mortgage Loans
At December 31, 2016, our residential mortgage loans were reclassified to discontinued operations and as a result, the loans held for sale are included in the assets held for sale on the balance sheet.
Middle Market Loans
At December 31, 2016, our middle market loan portfolio was reclassified to discontinued operations and as a result, the loans held for sale are included in the assets held for sale on the balance sheet.
Direct Financing Leases
During the year ended December 31, 2016 and December 31, 2015, we recorded a provision against the value of the direct financing leases in the amount of $0 and $465,000. At December 31, 2016, we held $527,000 of direct financing leases, net of provisions.

(Back to Index)

(Back to Index)

Loan Portfolios Aging Analysis
The following table shows the loan portfolio aging analysis for the years indicated at cost basis (in thousands):

	30-59 Days	60-89 Days	Greater than 90 Days	Total Past Due	Current	Total Loans Receivable	Total > 90 Days and Accruing
At December 31, 2016:
CRE whole loans	$—	$—	$—	$—	$1,290,107	$1,290,107	$—
B notes	—	—	—	—	—	—	—
Mezzanine loans	—	—	—	—	—	—	—
Syndicated corporate loans	—	—	—	—	—	—	—
Direct financing leases	137	—	128	265	727	992	—
Total loans	$137	$—	$128	$265	$1,290,834	$1,291,099	$—

At December 31, 2015:
CRE whole loans (1)	$—	$—	$—	$—	$1,630,801	$1,630,801	$—
B notes	—	—	—	—	15,934	15,934	—
Mezzanine loans	—	38,072	—	38,072	7,300	45,372	—
Syndicated corporate loans	1,544	—	—	1,544	132,973	134,517	—
Direct financing leases	12	214	—	226	1,170	1,396	—
Total loans	$1,556	$38,286	$—	$39,842	$1,788,178	$1,828,020	$—

(1)	Current loans include one impaired whole loan with an amortized cost of $2.2 million that was fully reserved at December 31, 2015.

(Back to Index)

(Back to Index)

Impaired Loans
The following tables show impaired loans indicated (in thousands):

	Recorded Balance (1)	Unpaid Principal Balance	Specific Allowance	Average Investment in Impaired Loans	Interest Income Recognized
At December 31, 2016:
Loans without a specific valuation allowance:
CRE whole loans	$—	$—	$—	$—	$—
Mezzanine loans	$—	$—	$—	$—	$—
Syndicated corporate loans	$—	$—	$—	$—	$—
Loans with a specific valuation allowance:
CRE whole loans	$7,000	$7,000	$(2,500)	$7,000	$480
Mezzanine loans	$—	$—	$—	$—	$—
Syndicated corporate loans	$—	$—	$—	$—	$—
Total:
CRE whole loans	$7,000	$7,000	$(2,500)	$7,000	$480
Mezzanine loans	—	—	—	—	—
Syndicated corporate loans	—	—	—	—	—
	$7,000	$7,000	$(2,500)	$7,000	$480

At December 31, 2015:
Loans without a specific valuation allowance:
CRE whole loans	$129,433	$129,433	$—	$128,591	$3,939
B notes	$—	$—	$—	$—	$—
Mezzanine loans	$—	$—	$—	$—	$—
Syndicated corporate loans	$—	$—	$—	$—	$—
Loans with a specific valuation allowance:
CRE whole loans	$2,202	$2,202	$(2,202)	$2,202	$63
B notes	$—	$—	$—	$—	$—
Mezzanine loans	$38,072	$38,072	$(38,072)	$38,072	$(2,879)
Syndicated corporate loans	$1,544	$1,551	$(1,282)	$1,544	$—
Total:
CRE whole loans	$131,635	$131,635	$(2,202)	$130,793	$4,002
B notes	—	—	—	—	—
Mezzanine loans	38,072	38,072	(38,072)	38,072	(2,879)
Syndicated corporate loans	1,544	1,551	(1,282)	1,544	—
	$171,251	$171,258	$(41,556)	$170,409	$1,123

(1)
As a result of the adoption of new consolidation accounting guidance as required on January 1, 2016, we deconsolidated $91.3 million of senior participations in four loans that were previously classified as impaired loans in our consolidated financial statements at December 31, 2015.

Impaired loans do not include four CRE legacy loans held for sale which were previously disclosed with an amortized cost of $38.1 million.  These loans are classified as assets held for sale at December 31, 2016.

(Back to Index)

(Back to Index)

Troubled-Debt Restructurings
The following tables show troubled-debt restructurings ("TDRs") in our loan portfolio (in thousands):

	Number of Loans	Pre-Modification Outstanding Recorded Balance	Post-Modification Outstanding Recorded Balance
Year Ended December 31, 2016:
CRE whole loans	—	$—	$—
Legacy CRE whole loans held for sale (1) (2)	3	29,459	21,400
Mezzanine loans	—	—	—
Syndicated corporate loans	—	—	—
Total loans	3	$29,459	$21,400

Year Ended December 31, 2015:
CRE whole loans	3	$99,959	$99,959
B notes	—	—	—
Mezzanine loans	1	38,072	—
Syndicated corporate loans	—	—	—
Total loans	4	$138,031	$99,959

(1)	The CRE legacy whole loans are disclosed at the lower of cost or market in assets held for sale on the consolidated balance sheet at December 31, 2016.

(2)
The CRE legacy whole loans includes the mezzanine loans, but not the senior loans reacquired at fair value upon liquidation of RREF CDO 2007-1 in November 2016, of the three CRE whole loan relationships. The senior loans have not been modified since the reacquisition. At December 31, 2016, the senior loans have a total par balance of $70.5 million and a total lower of cost or market balance of $54.3 million.

At December 31, 2016, two legacy CRE whole loans held for sale reported as TDRs were in default. At December 31, 2015, one commercial real estate loan reported as a TDR had subsequently defaulted.
Restricted Cash
At December 31, 2016, we had restricted cash of $3.5 million, which consisted of $3.3 million of restricted cash within our seven securitizations, $20,000 held as margin, and $216,000 held in various reserve accounts. At December 31, 2015, we had restricted cash of $40.6 million, which consisted of $39.0 million of restricted cash within our eight securitizations, $1.4 million held as margin, and $195,000 held in various reserve accounts.  The decrease of $37.1 million is primarily related to the liquidation of Apidos Cinco which fully paid down all notes outstanding as well as a reduction of cash balances in our CRE securitizations used to fund future participations and repay senior notes and, to a lesser extent, return of margin calls held by third parties during the year ended December 31, 2016.
Interest Receivable
The following table summarizes our interest receivable as of the periods presented (in thousands):

	December 31,
	2016	2015	Net Change
Interest receivable from loans	$5,685	$7,807	$(2,122)
Interest receivable from securities	712	2,510	(1,798)
Interest receivable other	—	1,171	(1,171)
Interest receivable from escrow and sweep accounts	7	6	1
Total	$6,404	$11,494	$(5,090)
At December 31, 2016, we had interest receivable of $6.4 million, which primarily consisted of interest on our loans and securities and $7,000 of interest earned on escrow and sweep accounts.  At December 31, 2015, we had interest receivable of $11.5 million, which consisted primarily of interest on our loans and securities and an equity investment in a warehouse facility and $6,000 of interest earned on escrow and sweep accounts.  The $5.1 million decrease was primarily attributable to the deconsolidation of Pelium Capital, Apidos Cinco, RREF CDO 2006-1 and RREF CDO 2007-1. As a result of new accounting guidance, all of the assets of these four entities were deconsolidated on January 1, 2016. The sale of Northport TRS, LLC in August 2016 also resulted in a reduction of interest receivable of approximately $2.1 million. Additionally, there was a decrease in interest receivable of $1.2 million related to the closing of ZAIS, our syndicated corporate loan warehouse, in May 2016.

(Back to Index)

(Back to Index)

Other Assets
The following table summarizes our other assets as of the periods indicated (in thousands):

	December 31,
	2016	2015	Net Change
Life settlement contracts	$—	$5,716	$(5,716)
Other receivables	9,642	10,159	(517)
Tax receivables and prepaid taxes	3,508	(1,607)	5,115
Fixed assets - non real estate	261	367	(106)
Management fees receivable	361	1,904	(1,543)
Other	901	1,023	(122)
Total	$14,673	$17,562	$(2,889)
Other assets decreased $2.9 million to $14.7 million for the year ended December 31, 2016. This decrease was primarily due to a decrease in life settlement contracts of $5.7 million. As part of our strategic plan to exit non-core asset classes, a decision was made to sell this portfolio and, accordingly, the life settlement contracts were classified as assets held for sale at December 31, 2016. Other receivables decreased $517,000 year over year. At December 31, 2016 we had a receivable of $9.4 million from the sale of our investment in ZAIS and at December 31, 2015 we had a receivable of $8.6 million related to a return of our investment in CVC Credit Opportunities Fund, L.P. Tax receivables and prepaids increased $5.1 million due to the timing of tax payments made. Additionally, there was a decrease in management fees receivable of $1.5 million which is comprised of incentive management fees earned on RCAM in December 2015 and paid in January 2016.
Deferred Tax Assets
Deferred tax assets, net, decreased $8.4 million to $4.3 million at December 31, 2016 from $12.6 million at December 31, 2015. The future realization of deferred tax assets depends upon the generation of future taxable income during the periods in which those temporary differences become deductible. Due to changes in management's focus regarding the non-core asset classes, forecasted taxable income had decreased; therefore, management believes it is more likely than not that the benefit from these deferred tax assets will not be completely realized. In recognition of this risk, we have provided a valuation allowance of $19.7 million on deferred tax assets at December 31, 2016. We will continue to evaluate our ability to realize the tax benefits associated with deferred tax assets by analyzing forecasted taxable income using both historical and projected future operating results, the reversal of existing temporary differences, taxable income in prior carry back years (if permitted) and the availability of tax planning strategies.

(Back to Index)

(Back to Index)

Core and Non-Core Asset Classes

Our investment strategy targets the following core asset class:

CRE/Core Asset Class	Principal Investments

Commercial real estate-related assets	•	First mortgage loans, which we refer to as whole loans;
	•	First priority interests in first mortgage loans, which we refer to as A notes;
	•	Subordinated interests in first mortgage loans, which we refer to as B notes;
	•	Mezzanine debt related to CRE that is senior to the borrower's equity position but subordinated to other third-party debt;
	•	Commercial mortgage-backed securities, which we refer to as CMBS; and
	•	Commercial real estate, or CRE, primarily multifamily properties.

In November 2016, we received approval from our board of directors to execute a strategic plan, or the Plan, to focus our strategy on CRE debt investments.  The Plan contemplates disposing of certain legacy CRE debt investments, exiting underperforming non-core asset classes and establishing a dividend policy based on sustainable earnings.  Legacy CRE loans are loans underwritten prior to 2010. The non-core asset classes in which we have historically invested are expected to be substantially disposed of over the next 12 to 24 months and are described in the following table of non-core asset classes:

Non-Core Asset Classes
Residential real estate-related assets	•	Residential mortgage loans; and
Residential mortgage-backed securities, which we refer to as RMBS, which comprise our available for sale portfolio.

Commercial finance assets	•	Middle-market secured corporate loans and preferred equity investments; and
	•	Asset-backed securities, which we refer to as ABS, backed by senior secured corporate loans;
	•	Debt tranches of collateralized debt obligations and collateralized loan obligations, which we refer to as CDOs and CLOs, respectively, and sometimes, collectively, as CDOs;
	•	Structured note investments, which comprise our trading securities portfolio;
	•	Syndicated corporate loans;
	•	Preferred equity investment in a commercial leasing enterprise that originates and holds small- and middle-ticket commercial direct financing leases and notes.

(Back to Index)

(Back to Index)

Assets and Liabilities Held for Sale

The assets and liabilities of business segments classified as discontinued operations and other assets and liabilities classified as held for sale are reported separately in the accompany consolidated financial statements and are summarized as follows at December 31, 2016 and 2015 (in thousands):

	December 31,
	2016	2015
ASSETS
Interest receivable	$312	$2,515
Loans held for sale, at fair value	346,761	471,720
Property available for sale	125	—
Derivatives, at fair value	3,773	2,719
Intangible assets (1)	14,466	20,912
Other assets (2)(3)(4)	17,873	13,042
Total assets held for sale	$383,310	$510,908

LIABILITIES
Accounts payable and other liabilities	$8,398	$6,427
Management fee payable - related party	138	—
Accrued interest expense	203	243
Borrowings(5)	133,139	273,575
Derivatives, at fair value	685	482
Accrued tax liability	—	5,679
Total liabilities held for sale	$142,563	$286,406
(1) Includes mortgage services rights ("MSRs") with a fair value of $14.4 million and $20.8 million at December 31, 2016 and 2015, respectively. MSRs are recorded at fair value using a discounted cash flow approach to estimate the fair value utilizing the valuation services of an independent third party. The key assumptions used in the estimation of fair value include prepayment speeds, discount rates, default rates, cost to service, contractual servicing fees and escrow earnings.
(2) Includes an income tax benefit of $0 and $391,000 allocated to discontinued operations at December 31, 2016 and 2015, respectively.
(3) Includes our investment in life settlement contracts of $5.8 million at December 31, 2016 which were transferred to held for sale in the fourth quarter of 2016.
(4) Includes our investment in life settlement contracts of $5.8 million at December 31, 2016 which were transferred to held for sale in the fourth quarter of 2016.
(5) Borrowings at December 31, 2016 is entirely related to PCM.

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

(Back to Index)

(Back to Index)

The following tables present the fair value of our derivative financial instruments as well as their classification on our consolidated balance sheets and on the consolidated statements of operations for the years presented:

Fair Value of Derivative Instruments at December 31, 2016 (in thousands)

	Asset Derivatives
	Notional Amount	Balance Sheet Location	Fair Value
Forward contracts - foreign currency, hedging (1)(2)	$12,489	Derivatives, at fair value	$647
	Liability Derivatives
	Notional Amount	Balance Sheet Location	Fair Value
Forward contracts - foreign currency, hedging(1)(3)	$11,700	Derivatives, at fair value	$97

Interest rate swap contracts, hedging	$—	Accumulated other comprehensive income (loss)	$(18)

(1)	Foreign currency forward contracts are accounted for as fair value hedges.

(2)	The notional amount is presented on a currency converted basis. The notional amount of our foreign currency hedging forward contracts in an asset position was €11.9 million at December 31, 2016.

(3)	The notional amount is presented on a currency converted basis. The notional amount of our foreign currency hedging forward contracts in a liability position was €11.1 million at December 31, 2016.

Fair Value of Derivative Instruments at December 31, 2015 (in thousands)

	Asset Derivatives
	Notional Amount	Balance Sheet Location	Fair Value
Forward contracts - foreign currency, hedging (1)(2)	$24,850	Derivatives, at fair value	$727
	Liability Derivatives
	Notional Amount	Balance Sheet Location	Fair Value
Interest rate swap contracts, hedging (3)	$102,799	Derivatives, at fair value	$3,458

Interest rate swap contracts, hedging	$102,799	Accumulated other comprehensive income (loss)	$(3,471)

(1)	The notional amount is presented on a currency converted basis. The notional amount of our foreign currency hedging forward contracts was €22.9 million at December 31, 2015.

(2)	Foreign currency forward contracts are accounted for as fair value hedges.

(3)	Interest rate swaps contracts are accounted for as fair value hedges

The Effect of Derivative Instruments on the Consolidated Statements of Operations for the
Year Ended December 31, 2016 (in thousands)

	Derivatives
	Consolidated Statement of Operations Location	Realized and Unrealized Gain (Loss) (1)
Interest rate swap contracts, hedging	Interest expense	$119
Forward contracts - foreign currency, hedging	Net realized and unrealized gain (loss) on derivatives and sales of investment securities available-for-sale and loans	$764

(Back to Index)

(Back to Index)

The Effect of Derivative Instruments on the Consolidated Statements of Operations for the
Year Ended December 31, 2015 (in thousands)

	Derivatives
	Consolidated Statement of Operations Location	Realized and Unrealized Gain (Loss) (1)
Interest rate swap contracts, hedging	Interest expense	$6,098
Forward contracts - foreign currency, hedging	Net realized and unrealized gain (loss) on derivatives and sales of investment securities available-for-sale and loans	$2,925
Options - U.S. Treasury futures	Net realized and unrealized gain (loss) on derivatives and sales of investment securities available-for-sale and loans	$184

The Effect of Derivative Instruments on the Consolidated Statements of Operations for the
Year Ended December 31, 2014 (in thousands)

	Derivatives
	Consolidated Statement of Operations Location	Realized and Unrealized Gain (Loss) (1)
Interest rate swap contracts, hedging	Interest expense	$6,555
Forward contracts - RMBS securities	Net realized and unrealized gain (loss) on derivatives and sales of investment securities available-for-sale and loans	$1,297
Forward contracts - foreign currency, hedging	Net realized and unrealized gain (loss) on derivatives and sales of investment securities available-for-sale and loans	$3,377
Options - U.S. Treasury futures	Net realized and unrealized gain (loss) on derivatives and sales of investment securities available-for-sale and loans	$(28)

(1)	Negative values indicate a decrease to the associated balance sheets or consolidated statements of operations line items.

On January 1, 2016, RREF CDO 2006-1 and RREF CDO 2007-1 were deconsolidated in accordance with new guidance on consolidation of VIEs (see Note 2). We deconsolidated six interest rate swap contracts as part of the deconsolidation. The aggregate notional amount of these deconsolidated interest rate swaps was $99.9 million at January 1, 2016. We held no interest rate swap contract hedges at December 31, 2016.

Repurchase and Credit Facilities
Borrowings under our repurchase agreement facilities were guaranteed by us or one of our subsidiaries. The following table sets forth certain information with respect to our borrowings at December 31, 2016 and 2015 (dollars in thousands):

(Back to Index)

(Back to Index)

	December 31, 2016				December 31, 2015
	Outstanding Borrowings	Value of Collateral	Number of Positions as Collateral	Weighted Average Interest Rate	Outstanding Borrowings	Value of Collateral	Number of Positions as Collateral	Weighted Average Interest Rate
CMBS Term Repurchase Facilities
Wells Fargo Bank (1)	$22,506	$28,514	13	1.96%	$25,656	$31,650	21	1.57%
Deutsche Bank (2)	55,981	86,643	23	3.04%	—	—	—	—%

CRE Term Repurchase Facilities
Wells Fargo Bank (3)	215,283	313,126	16	2.86%	123,937	179,169	9	2.39%
Morgan Stanley Bank (4)	131,355	207,377	11	3.34%	98,991	142,098	7	2.96%

Trust Certificates Term Repurchase Facility
RSO Repo SPE Trust 2015 (5)	26,385	89,181	1	6.21%	26,244	89,181	1	5.85%

Short-Term Repurchase Agreements - CMBS
Wells Fargo Securities, LLC	—	—	—	—%	13,548	19,829	3	1.93%
Deutsche Bank Securities, LLC	—	—	—	—%	43,859	59,518	17	2.10%
Totals	$451,510	$724,841			$332,235	$521,445

(1)	The Wells Fargo Bank CMBS term repurchase facility includes $0 and $2,000, of deferred debt issuance costs at December 31, 2016 and 2015, respectively.

(2)	The Deutsche Bank CMBS term repurchase facility includes $16,000 and $0 of deferred debt issuance costs at December 31, 2016 and 2015, respectively.

(3)	The Wells Fargo Bank CRE term repurchase facility includes $1.6 million and $675,000 of deferred debt issuance costs at December 31, 2016 and 2015, respectively.

(4)	The Morgan Stanley Bank CRE term repurchase facility includes $1.1 million and $1.7 million of deferred debt issuance costs at December 31, 2016 and 2015, respectively.

(5)	The RSO Repo SPE Trust 2015 term repurchase facility includes $282,000 and $415,000 of deferred debt issuance costs at December 31, 2016 and 2015, respectively.
We obtained three waivers on covenant violations of the EBITDA to fixed charge coverage ratio covenant for our two CRE repurchase facilities and our Wells Fargo Bank, NA ("Wells Fargo") CMBS repurchase facility at December 31, 2016. In addition, we received a waiver of a violation on our Wells Fargo CRE Term Facility and Wells Fargo CMBS Term Facility, respectively, on the required capital amount covenant at December 31, 2016. We are in compliance with all other covenants in the respective agreements at December 31, 2016.
CMBS – Term Repurchase Facility
In February 2011, our wholly-owned subsidiaries, RCC Commercial and RCC Real Estate, entered into a master repurchase and securities agreement with Wells Fargo to be used as a term repurchase facility to finance the purchase of highly-rated CMBS.  The maximum amount of the facility is $100.0 million which had an original two year term with a one year option to extend, and an interest rate equal to the one-month LIBOR plus 1.00%. Amendments to the facility have extended the current termination date to March 31, 2017 and we expect to conclude a credit review process with our lender and receive a new term repurchase facility for an additional year.
In May 2016, we entered into an agreement, governed by the Deutsche Bank Securities Inc. facility, with Deutsche Bank which allowed us to enter into transactions in which RCC Real Estate and Deutsche Bank agree to transfer from RCC Real Estate to Deutsche Bank all of their right, title and interest to certain CMBS and other assets against the transfer of funds by Deutsche Bank to RCC Real Estate, with a simultaneous agreement by Deutsche Bank to transfer back to RCC Real Estate such assets at a date certain, against the transfer of funds from RCC Real Estate to Deutsche Bank. The original term of the agreement is one year with subsequent one year extensions subject to Deutsche Bank's approval.
CRE – Term Repurchase Facilities
On February 27, 2012, RCC Real Estate's wholly-owned subsidiary, RCC Real Estate SPE 4 LLC, or SPE 4, entered into a master repurchase and securities agreement with Wells Fargo to finance the origination of CRE loans. The facility had an original maximum amount of $150.0 million and an initial 18 month term. In April 2013, we entered into an amendment which increased the size of the facility to $250.0 million and extended the maturity date to February 27, 2015. The amendment also provided us with two additional one year extension options at our discretion. On October 31, 2014, SPE 4 agreed to a modification of the terms of the facility which increased the maximum borrowing amount to $400.0 million and extended the maturity date

(Back to Index)

(Back to Index)

to August 27, 2016. The modification also provided us with two additional one year extension options at our discretion. The modification also increased the facility's maximum single asset concentration limit, reduced the minimum portfolio debt yield tests requirement, and decreased pricing spreads on select portfolio assets. In July 2016, in exchange for applicable structuring and extension fees, we entered into a fifth amendment of the facility which extended the current term to July 2018 with three additional one year extension options exercisable at our discretion.
On September 10, 2015, RCC Real Estate's wholly-owned subsidiary, RCC Real Estate SPE 6, or SPE 6, entered into a master repurchase and securities agreement with Morgan Stanley Bank, NA to finance the origination of CRE loans. The facility has a maximum capacity of $250.0 million and an initial three year term that expires on September 10, 2018 with annual one year extension options. Morgan Stanley charges an unused facility amount fee of 0.50% if the average daily outstanding borrowings are less than or equal to 50% of the facility amount, and of 0.25% if the amount the average daily outstanding borrowings are greater than 50% but less than 65% of the facility amount. Morgan Stanley agreed to waive this fee until January 2016.
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
Short-Term Repurchase Agreements - CMBS
On March 8, 2005, RCC Real Estate entered into a master repurchase agreement with Deutsche Bank Securities Inc. to finance the purchase of CMBS and the origination of CRE loans.  There is no stated maximum amount of the facility and the repurchase agreement has no stated maturity date. There are monthly resets of interest rates.
On February 14, 2012, RCC Real Estate entered into a master repurchase and securities agreement with Wells Fargo Securities, LLC to finance the purchase of CMBS.  There is no stated maximum amount of the facility and the repurchase agreement has no stated maturity date. There are monthly resets of interest rates.
Securitizations
On January 1, 2016, we adopted the amendments to the consolidation guidance, see the "Recent Accounting Pronouncements." As a result of our evaluation, we deconsolidated RREF CDO 2007-1, Apidos Cinco and RREF CDO 2006-1.

•
In June 2007, we closed RREF CDO 2007-1, a $500.0 million CDO transaction that provided financing for CRE loans and CMBS.  The investments held by RREF CDO 2007-1 collateralized $458.8 million of senior notes issued by the CDO vehicle, of which RCC Real Estate, a subsidiary of ours, purchased 100% of the Class H senior notes, Class K senior notes, Class L senior notes and Class M senior notes for $68.0 million at closing, $5.0 million of the Class J senior notes in February 2008, an additional $2.5 million of the Class J senior notes in November 2009, $11.9 million of the Class E senior notes, $11.9 million of the Class F senior notes and $7.3 million of the Class G senior notes in December 2009, an additional$250,000 of the Class J senior notes in January 2010, $5.0 million of the Class A-2 senior notes in August 2011, an additional $5.0 million of the Class A-2 senior notes in September 2011 and $50.0 million of the A1-R notes in June 2012.  In addition, RREF 2007-1 CDO Investor, LLC, a subsidiary of RCC Real Estate, purchased a $41.3 million equity interest representing 100% of the outstanding preference shares. The reinvestment period expired in June 2012 and the CDO began paying down the senior notes as the collateral was paid down. During the year ended December 31, 2016, we called and liquidated RREF CDO 2007-1 by transferring the remaining assets to RCC Real Estate and paying off, in full, the remaining CDO debt owed to third parties of $33.7 million.

•
In May 2007, we closed Apidos Cinco, a $350.0 million CDO transaction that provided financing for syndicated corporate loans.  The investments held by Apidos Cinco collateralized $322.0 million of senior notes issued by the CDO vehicle.  RCC Commercial II, a subsidiary of ours, holds a $28.0 million equity interest representing 100% of the outstanding preference shares. During the year ended December 31, 2016, we called Apidos Cinco by substantially liquidating the CDO's assets and paying off, in full, the remaining senior notes. We reconsolidated the remaining assets of Apidos Cinco as a result of the liquidation, however, as the senior notes had paid off there was no impact to our borrowings.

•
In August 2006, we closed RREF CDO 2006-1, a $345.0 million CDO transaction that provided financing for CRE loans.  The investments held by RREF CDO 2006-1 collateralized $308.7 million of senior notes issued by the CDO vehicle.  RCC Real Estate purchased 100% of the Class J senior notes and Class K senior notes for $43.1 million at closing, $3.5 million of the Class E senior notes and $11.5 million of the Class F senior notes in September 2009,

(Back to Index)

(Back to Index)

$20.0 million of the Class A-1 senior notes in February 2010, an additional $4.3 million of the Class A-1 senior notes in May 2012 and $4.0 million of the Class C senior notes in May 2012.  In addition, RREF 2006-1 CDO Investor, LLC, a subsidiary of RCC Real Estate, purchased a $36.3 million equity interest representing 100% of the outstanding preference shares.  The reinvestment period expired in September 2011 and the CDO began paying down the senior notes as the collateral was paid down. During the year ended December 31, 2016, we called and liquidated RREF CDO 2006-1 by transferring the remaining assets to RCC Real Estate and paying off, in full, the remaining CDO debt owed to third parties of $7.5 million.
At December 31, 2016, we had executed six and currently retain equity in six securitizations as follows:

•
In August 2015, we closed RCC 2015-CRE4, a $312.9 million CRE securitization transaction that provided financing for transitional CRE loans. RCC 2015-CRE4 issued a total of $223.7 million of senior notes at par to unrelated investors. RCC Real Estate purchased 100% of the Class C senior notes for $26.6 million. In addition, Resource Real Estate Funding 2015-CRE4 Investor, LLC, a subsidiary of RCC Real Estate purchased a $62.6 million equity interest representing 100% of the outstanding preference shares. At December 31, 2016, the notes issued to outside investors had a weighted average borrowing rate of 2.55%. There is no reinvestment period for RCC 2015-CRE4 and all of the notes issued mature in August 2032, although we have the right to call the notes any time after September 2017 until maturity. At December 31, 2016, $65.3 million of the Class A senior notes had been paid down and $158.5 million remains outstanding.

•
In February 2015, we closed RCC 2015-CRE3, a $346.2 million CRE securitization transaction that provided financing for transitional CRE loans. RCC 2015-CRE3 issued a total of $282.1 million of senior notes at par to unrelated investors. RCC Real Estate purchased 100% of the Class E and Class F senior notes for $20.8 million and $15.6 million, respectively.  In addition, Resource Real Estate Funding 2015-CRE3 Investor, LLC, a subsidiary of RCC Real Estate, purchased a $27.7 million equity interest representing 100% of the outstanding preference shares.  At December 31, 2016, the notes issued to outside investors had a weighted average borrowing rate of 2.82%. There is no reinvestment period for RCC 2015-CRE3 and all of the notes issued mature in March 2032, although we have the right to call the notes any time after March 2017 until maturity. At December 31, 2016, $86.0 million of the Class A senior notes had been paid down and $196.1 million remains outstanding.

•
In July 2014, we closed RCC 2014-CRE2, a $353.9 million CRE securitization transaction that provided financing for transitional CRE loans.  RCC 2014-CRE2 issued a total of $253.3 million of senior notes at par to unrelated investors.  RCC Real Estate purchased 100% of the Class C senior notes for $17.7 million.  In addition, Resource Real Estate Funding 2014-CRE2 Investor, LLC, a subsidiary of RCC Real Estate, purchased a $100.9 million equity interest representing 100% of the outstanding preference shares. At December 31, 2016, the notes issued to outside investors had a weighted average borrowing rate of 2.19%. There is no reinvestment period for RCC 2014-CRE2 and all of the notes issued mature in April 2032, although we have the right to call the notes any time after July 2016 until maturity.  At December 31, 2016, $103.4 million of the Class A senior notes had been paid down and $131.9 million remains outstanding.

•
In December 2013, we closed RCC CRE Notes 2013, a $307.8 million CRE securitization transaction that provided financing for transitional CRE loans.  The investments held by RCC CRE Notes 2013 collateralized $260.8 million of senior notes issued by the securitization, of which RCC Real Estate purchased 100% of the Class D senior notes, Class E senior notes, and Class F senior notes for $30.0 million at closing.  In addition, Resource Real Estate Funding 2013 Notes Investor, LLC, a subsidiary of RCC Real Estate, purchased a $16.9 million equity interest representing 100% of the outstanding preference shares.  There is no reinvestment period for RCC CRE Notes 2013. In November 2016, RREF 2013 Notes Investor exercised the optional redemption feature of RCC CRE Notes 2013 and the outstanding senior notes were paid off as a result of the maturities of certain of the securitization's assets.

•
In May 2006, we closed Apidos CDO III, a $285.5 million CDO transaction that provided financing for syndicated corporate loans.  The investments held by Apidos CDO III collateralized $262.5 million of senior notes issued by the CDO vehicle.  RCC Commercial purchased a $23.0 million equity interest representing 100% of the outstanding preference shares. In June 2015, we called Apidos CDO III, substantially liquidating the securitization's assets. Proceeds from the sale of these assets, plus proceeds from previous sales and paydowns in the CDO, were used to pay down the securitization's remaining senior notes.

6.0% Convertible Senior Notes
On October 21, 2013, we issued and sold in a public offering $115.0 million aggregate in principal amount of our 6.0% Convertible Senior Notes due 2018. After deducting the underwriting discount and the estimated offering costs, we received approximately $111.1 million of net proceeds. The discount of $4.9 million on the 6.0% Convertible Senior notes reflects the difference between the stated value of the debt and the fair value of the notes as if they were issued without a conversion feature

(Back to Index)

(Back to Index)

and at a higher rate of interest that we estimated would have been applicable without the conversion feature. The discount is amortized into interest expense in the consolidated statements of operations on a straight-line basis over the period ended on December 1, 2018. Interest on the 6.0% Convertible Senior Notes is paid semi-annually. Prior to December 1, 2018, the 6.0% Convertible Senior Notes are not redeemable at our option, except to preserve our status as a REIT. On or after December 1, 2018, we may redeem all or a portion of the 6.0% Convertible Senior Notes at a redemption price equal to the principal amount plus accrued and unpaid interest. Holders of 6.0% Convertible Senior Notes may require us to repurchase all or a portion of the 6.0% Convertible Senior Notes at a purchase price equal to the principal amount plus accrued and unpaid interest on December 1, 2018, or upon the occurrence of certain defined fundamental changes. The 6.0% Convertible Senior Notes had an original conversion rate of 150.1502 common shares per $1,000 principal amount of 6.0% Convertible Senior Notes (equivalent to a current conversion price of $6.66 per common share). Upon conversion of 6.0% Convertible Senior Notes by a holder, the holder will receive cash, our common shares or a combination of cash and our common shares, at our election. In connection with our one-for-four reverse stock split, the conversion rate for the 6.0% Convertible Senior Notes automatically adjusted from 150.1502 common shares per $1,000 principal amount of such notes to 37.53755 common shares per $1,000 principal amount of such notes. The conversion price was adjusted from $6.66 to $26.64 as a result of the stock split.
8.0% Convertible Senior Notes
In January 2015, we issued and sold in a public offering $100.0 million aggregate principal amount of our 8.0% Convertible Senior Notes due 2020. After deducting a $1.0 million underwriting discount and deferred debt issuance costs totaling $2.1 million, we received approximately $97.0 million of net proceeds. In addition, we recorded a discount of $2.5 million (the offset of which was recorded in additional paid-in capital) on the 8.0% Convertible Senior Notes that reflects the difference between the stated value of the debt and the fair value of the notes as if they were issued without a conversion feature. The aforementioned market discounts and the deferred debt issuance costs are amortized into interest expense in the consolidation statements of operations on a straight-line basis over the period ended on January 15, 2020. Interest on the 8.0% Convertible Senior Notes is paid semi-annually. Prior to January 15, 2020, the 8.0% Convertible Senior Notes are not redeemable, except to preserve our status as a REIT. On or after January 15, 2020, we may redeem all or a portion of the 8.0% Convertible Senior Notes at a redemption price equal to the principal amount plus accrued and unpaid interest. Holders of 8.0% Convertible Senior Notes may require us to repurchase all or a portion of the 8.0% Convertible Senior Notes at a purchase price equal to the principal amount plus accrued and unpaid interest on January 15, 2020, or upon the occurrence of certain defined fundamental changes. The 8.0% Convertible Senior Notes had an original conversion rate of 187.4414 common shares per $1,000 principal amount of 8.0% Convertible Senior Notes (equivalent to an initial conversion price of $5.34 per common share). Upon conversion of 8.0% Convertible Senior Notes by a holder, the holder will receive cash, our common shares or a combination of cash and our common shares, at our election. In connection with our one-for-four reverse stock split, the conversion rate for the 8.0% Convertible Senior Notes automatically adjusted to 46.86035 shares of common stock per $1,000 principal amount of such notes. The conversion price was adjusted from $5.34 to $21.36 as a result of the stock split.
Unsecured Junior Subordinated Debentures
In May 2006 and September 2006, we formed Resource Capital Trust I, or RCT I, and RCC Trust II, or RCT II, respectively, for the sole purpose of issuing and selling capital securities representing preferred beneficial interests.  Although we own $774,000 of the common securities of RCT I and RCT II, RCT I and RCT II are not consolidated into our consolidated financial statements because we do not deem it to be the primary beneficiary of these entities. In connection with the issuance and sale of the capital securities, we issued junior subordinated debentures to RCT I and RCT II of $25.8 million each, representing our maximum exposure to loss.  The debt issuance costs associated with the junior subordinated debentures for RCT I and RCT II were included in borrowings and were amortized into interest expense in the consolidated statements of operations using the effective yield method over a ten year period.
There were no unamortized debt issuance costs associated with the junior subordinated debentures for RCT I and RCT II, at December 31, 2016.  The debt issuance costs associated with the junior subordinated debentures for RCT I and RCT II at December 31, 2015, were $54,000 and $80,000, respectively.  The rates for RCT I and RCT II, at December 31, 2016, were 4.95% and 4.84%, respectively.  The rates for RCT I and RCT II, at December 31, 2015, were 4.55% and 4.25%, respectively.
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

(Back to Index)

(Back to Index)

Equity
Total equity at December 31, 2016 was $703.1 million and gave effect to $18,000 of unrealized losses on our cash flow hedges and $3.1 million of net unrealized gains on our available-for-sale portfolio, shown as a component of accumulated other comprehensive income.  Equity at December 31, 2015 was $826.8 million and gave effect to $131,000 of unrealized losses on cash flow hedges and $835,000 of net unrealized losses on our available-for-sale portfolio, shown as a component of accumulated other comprehensive loss.  The decrease in equity during the year ended December 31, 2016 was principally due to the deconsolidation of RREF CDO 2006-1, RREF CDO 2007-1, Apidos Cinco, Pelium Capital and RCM Global as a result of the consolidation guidance on variable interest entities which we adopted on January 1, 2016. Impairment losses taken on investment securities available-for-sale and intangible assets, provisions for loan loss, and the recognition of deferred tax asset valuation adjustments recorded during the three months ended September 30, 2016 also had a significant impact on the decrease of our equity from December 31, 2015 to December 31, 2016. In addition, equity also decreased due to stock repurchases and distributions on our common stock and preferred stock in excess of earnings.

Balance Sheet - Book Value Reconciliation (in thousands)

	Amount	Per Share
Book value at December 31, 2015, allocable to common shares (1)	$544,161	$17.63
Net loss allocable to common shares	(52,956)	(1.73)

Change in other comprehensive income:
Available-for-sale securities	2,488	0.09
Derivatives	3,454	0.11
Foreign currency conversion	63	—
Common dividends	(39,799)	(1.28)
Common dividends on unvested shares	(887)	(0.03)
Effect of fair value impact to retained earnings on deconsolidated VIE's (2)	(16,933)	(0.55)
Accretion from share repurchases during the year (3)	(9,236)	0.16
Accretion (dilution) from additional shares issued during the year and other (4)	3,856	(0.23)
Total net decrease	(109,950)	(3.46)
Book value at December 31, 2016, allocable to common shares (1)(5)	$434,211	$14.17

(1)
Per share calculations exclude unvested restricted stock, as disclosed on the consolidated balance sheet, of 400,050 and 691,369 shares at December 31, 2016 and December 31, 2015, respectively. The denominator for the calculation is 30,649,790 and 30,871,355 at December 31, 2016 and December 31, 2015, respectively.

(2)
Pursuant to updated accounting guidance adopted on January 1, 2016 on consolidation of variable interest entities, we deconsolidated and recorded fair value adjustments on RREF CDO 2006-1 of ($1.5 million) or ($0.05) per share, RREF CDO 2007-1 of ($9.8 million) or ($0.32) per share and Apidos Cinco of ($5.6 million) or ($0.18) per share all of which were reflected in book value at December 31, 2016.

(3)	Under our repurchase plan, we purchased 2.8 million shares for $35.2 million through December 31, 2016, including 800,000 shares for $9.2 million during the year ended December 31, 2016.

(4)	Includes issuance of common shares from our dividend reinvestment plan of 10,000 and 291,319 net change of unvested shares of restricted stock.

(5)	Book value allocable to common shares is calculated as total stockholders' equity of $704.3 million less preferred stock equity of $270.1 million.
Core Earnings
Beginning with the three months and year ended December 31, 2016, we are now using Core Earnings as a non-GAAP financial measure to evaluate its operating performance. We previously used Adjusted Funds from Operations ("AFFO") as a non-GAAP measure of operating performance.
Core Earnings exclude the effects of certain transactions and GAAP adjustments that we believe are not necessarily indicative of our current CRE loan portfolio and other CRE related investments and operations. Core Earnings exclude income (loss) from all non-core assets such as Commercial Finance, Middle Market Lending, Residential Mortgage Lending, legacy CRE assets and other non-CRE assets designated as assets held for sale at the initial measurement date.(1)
Core Earnings is defined as GAAP net income (loss) allocable to common shareholders, excluding (i) non-cash equity compensation expense, (ii) incentive fees payable to our external manager, (iii) unrealized gains and losses, (iv) non-cash provisions

(Back to Index)

(Back to Index)

for loan losses, (v) non-cash impairments on securities, (vi) non-cash amortization of discounts or premiums associated with borrowings, (vii) net income or loss from a limited partnership interest owned at the initial measurement date, (viii) net income or loss from non-core assets,(2) (ix) real estate depreciation and amortization and (x) foreign currency gains or losses. Core Earnings may also be adjusted periodically to exclude certain one-time events pursuant to changes in GAAP and certain non-cash items.
Core Earnings does not represent net income or cash generated from operating activities and should not be considered as an alternative to GAAP net income or as a measure of liquidity under GAAP. Our methodology for calculating Core Earnings may differ from methodologies used by other companies to calculate similar supplemental performance measures, and, accordingly, our reported Core Earnings may not be comparable to similar performance measures used by other companies.
The following table provides a reconciliation from GAAP net income (loss) allocable to common shares to Core Earnings for the periods presented (in thousands, except per share data):

	Year ended
	December 31,
	2016	Per Share Data
Net income (loss) allocable to common shares - GAAP	$(52,956)	$(1.73)
Adjustment for realized (gains) losses on CRE assets	270	0.01
Net income (loss) allocable to common shares - GAAP, adjusted	(52,686)	(1.72)

Reconciling items from continuing operations:
Non-cash equity compensation expense	3,025	0.10
Non-cash provision for CRE loan losses	10,464	0.34
Non-cash amortization of discounts or premiums associated with borrowings	1,660	0.05
Deferred tax asset valuation allowance(4)	10,373	0.34
Net income (loss) from limited partnership interest owned at the initial measurement date(1)	(1,025)	(0.03)
Net (income) loss from non-core assets(2)	(17,151)	(0.56)

Reconciling items from discontinued operations and CRE assets:
Net interest income on legacy CRE loans held for sale	(355)	(0.01)
Realized gain on liquidation of CRE securities(3)	(2,084)	(0.06)
Asset impairment (recovery) on CRE securities	19,930	0.65
Fair value adjustments on legacy CRE loans held for sale	7,719	0.25
Net (income) loss from other non-CRE investments held for sale	113	—
(Income) loss from discontinued operations, net of taxes	19,260	0.63
Subtotal before realized (gains) losses on CRE assets	(757)	(0.02)

Adjustment for realized (gains) losses on CRE assets	(270)	(0.01)
Core Earnings allocable to common shares	$(1,027)	$(0.03)
Weighted average common shares – diluted	30,539

Core Earnings per common share – diluted	$(0.03)
(1) Initial measurement date is December 31, 2016.
(2) Non-core assets are investments and securities owned by us at the initial measurement date in (i) Commercial Finance, (ii) Middle Market Lending, (iii) Residential Mortgage Lending, (iv) legacy CRE assets designated as held for sale and (v) other non-CRE assets included in assets held for sale.
(3) This gain relates wholly to the liquidation of RREF 2007-1.
(4) Upon making the decision to dispose of the non-core asset classes, we re-evaluated our net deferred tax asset, which resulted in a net $10.4 million write down of our valuation allowance in 2016.

Liquidity and Capital Resources
For the year ended December 31, 2016, our principal sources of liquidity were: (i) proceeds of $106.0 million from the sale of our Northport LLC middle market loan portfolio, (ii) proceeds from the liquidation of CRE Notes 2013 of $33.4 million,(iii) proceeds from the liquidation of Apidos Cinco of $20.4 million, (iv) proceeds of $20.3 million from our CRE securitizations that used repaid principal to invest in CRE loan future funding commitments, (v) proceeds from two loan payoffs in the middle market loan portfolio of $10.1 million and (vi) proceeds of $8.6 million from the liquidation of our investment in CVC Global Opportunities Fund, LP. These sources of liquidity substantially provided the $116.0 million of unrestricted cash we held at December 31, 2016. In addition, we have capital available through a CMBS term facility to help finance the purchase of CMBS securities of $77.5 million and $301.2 million combined from two CRE term facilities for the origination of CRE loans at

(Back to Index)

(Back to Index)

December 31, 2016. Since December 31, 2016 and through February 28, 2017, we have monetized $38.5 million of the investments that were included in the Plan and expect to continue this disposition process during 2017.
On February 27, 2012, we entered into a master repurchase and securities agreement ("Wells CRE Facility”) with Wells Fargo Bank, NA to finance the origination of CRE loans. On October 31, 2014, we agreed to a modification of the terms of the Wells CRE Facility. The modification increases the facility maximum by $150.0 million to $400.0 million. On July 21, 2016, we agreed to a modification of the terms of the Wells CRE Facility. The modification extends the facility's maturity date to July 21, 2018, subject to three one-year extension rights which may extend the maturity to July 21, 2021. The amendment also modified certain financing rates and required debt yields. We paid extension fees as well as other reasonable closing costs.
On September 10, 2015, we entered into a master repurchase and securities agreement ("Morgan Stanley Facility”) with Morgan Stanley Bank, NA to finance the origination of CRE loans. We paid a commitment fee of 0.65% of the maximum facility amount, as well as other standard closing costs. The Morgan Stanley Facility has a maximum capacity of $250.0 million and an initial three year term that expires on September 10, 2018 with annual one year extension options.
In February 2011, we entered into a master repurchase and securities agreement ("Wells CMBS Facility") to finance the purchase of CMBS. The maximum amount of the Wells CMBS Facility is $100.0 million which had an original two year term with a one year option to extend. In April 2014, we agreed to a third amendment of the facility, which extended the termination date to January 31, 2016. In May 2015, we agreed to a fourth amendment of the facility, which extended the termination date to January 31, 2017. We have since extended the facility to March 31, 2017 and expect to finish the negotiations to extend for an additional year before the temporary extension expires. We may enter into interest rate swaps and cap agreements for securities whose average life exceeds two years to mitigate interest rate risk under the Wells CMBS Facility.
For the year ended December 31, 2015,our principal sources of liquidity were: (i) net proceeds from our 8.0% convertible notes offering of $97.0 million, (ii) the return of equity at the close of RCC 2015-CRE3 of $78.0 million, (iii) the return of equity at the close of RCC 2015-CRE4 of $29.7 million, (iv) net proceeds of $26.1 million from our trust certificates term repurchase facility, (v) net proceeds from the liquidation of the Moselle CDO of $30.0 million, (vi) liquidation of Apidos CDO III ,which returned $12.8 million of principal, (vii) cash flow from operations and (viii) $3.0 million of net proceeds from the sale of our 8.25% Series B Preferred Stock through our at the market, or ATM program. These sources of liquidity substantially generated the $78.8 million of unrestricted cash we held at December 31, 2015. In addition, we had capital available through a CMBS term facility to help finance the purchase CMBS securities of $74.4 million and $425.0 million combined from two CRE term facilities for the origination of CRE loans at December 31, 2015.
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
During the past 36 months, we have been meeting a significant portion of our debt funding requirements for CRE loans through securitizations. We utilized securitization financing structures over that time with just in excess of $1.3 billion of mortgage loans financed during that period. We expect to derive substantial operating cash from our equity investments in the four newest securitizations, which do not have the same asset and interest coverage tests as are required by our legacy CDOs. These CRE securitizations do not have a reinvestment period; however, principal payments, for a stipulated period, may be used to purchase funding participations with respect to existing collateral held outside of the securitizations. For a limited period of time, this will allow us to recycle some capital repaid and convert the designated principal for funded companion participation acquisition cash which would otherwise be used to pay down the most senior notes and reduce leverage and potential returns within the securitization. The stipulated period expired for RCC 2014-CRE2 and RCC 2015-CRE3 in August 2016 and February 2017, respectively. The stipulated period will expire for RCC 2015-CRE4 in August 2017.
Historically, we have financed a substantial portion of our portfolio investments through CDOs that essentially match the maturity and repricing dates of these financing vehicles with the maturities and repricing dates of our investments.  We have in the past derived substantial operating cash from our equity investments in our CDOs which, if the CDOs fail to meet certain tests, will cease.  Through December 31, 2016, we did not experience difficulty in maintaining our existing CDO financing and passed all of the critical tests required by these financings. We have called or substantially liquidated all of our remaining legacy CRE and commercial finance CDOs during 2016, which removes the requirement for us to maintain these tests going forward.

(Back to Index)

(Back to Index)

The following table sets forth the distributions made and coverage test summaries for each of our securitizations at the periods presented (in thousands):

Name	Cash Distributions		Overcollateralization Cushion
	Years Ended
	December 31,		At December 31,	At the Initial Measurement Date
	2016	2015	2016 (1)
Apidos Cinco (2)(9)	$22,627	$6,336	N/A	$17,774
RREF 2006-1 (2)(7)	$1,394	$3,451	N/A	$24,941
RREF 2007-1 (2)(8)	$1,890	$6,102	N/A	$26,032
RCC CRE Notes 2013 (10)	$37,759	$9,129	N/A	N/A
RCC 2014-CRE2 (3)	$12,961	$15,826	$61,189	$20,663
RCC 2015-CRE3 (4)	$10,907	$9,186	$33,342	$20,313
RCC 2015-CRE4 (5)	$11,784	$3,291	$32,677	$9,397
Moselle CLO S.A. (6)	$183	$29,099	N/A	N/A

(1)	Overcollateralization cushion represents the amount by which the collateral held by the securitization issuer exceeds the maximum amount required.

(2)	Apidos Cinco, RREF CDO 2006-1 and RREF CDO 2007-1 were deconsolidated as a result of the new consolidation accounting guidance adopted effective January 1, 2016

(3)
Resource Capital Corp. 2014-CRE2 has no reinvestment period; however, principal repayments, for a period which ended in July 2016, may be designated to purchase loans held outside of the securitization that represent the funded commitments of existing collateral in the securitization that were not funded as of the date the securitization was closed. Additionally, the securitization contains no interest coverage test provisions.

(4)
Resource Capital Corp. 2015-CRE3 closed on February 24, 2015; the first distribution was in March 2015. There is no reinvestment period; however, principal repayments, for a period ending in February 2017, may be designated to purchase loans held outside of the securitization that represent the funded commitments of existing collateral in the securitization that were not funded as of the date the securitization was closed. Additionally, the securitization contains no interest coverage test provisions.

(5)
Resource Capital Corp. 2015-CRE4 closed on August 18, 2015; the first distribution was in September 2015. There is no reinvestment period; however, principal repayments, for a period ending in September 2017, may be designated to purchase loans held outside of the securitization that represent the funded commitments of existing collateral in the securitization that were not funded as of the date the securitization was closed. Additionally, the securitization contains no interest coverage test provisions.

(6)
Moselle CLO S.A. was acquired on February 24, 2014 and the reinvestment period for this securitization expired prior to the acquisition. In the fourth quarter of 2014 we began to liquidate Moselle CLO S.A. and by January 2015, all of the assets were sold.

(7)
RREF CDO 2006-1 was liquidated on April 25, 2016 and, as a result, all $65.7 million of the remaining assets, at fair value, were returned to us in exchange for our preference shares and equity notes in the securitization.

(8)
RREF CDO 2007-1 was liquidated on November 25, 2016 and, as a result, all $130.9 million of the remaining assets, at fair value, were returned to us in exchange for our preference shares and equity notes in the securitization.

(9)	Apidos Cinco was liquidated on November 14, 2016 and, as a result, $20.4 million in cash was distributed to us as we are the preferred shareholder.

(10)
RCC CRE Notes 2013 was liquidated in December 2016 and, as a result, all $13.5 million of the remaining assets were returned to us in exchange for our preference shares and equity notes in the securitization. We also received $33.4 million in principal on its preference share and equity notes.

At February 28, 2017 our liquidity is derived from two primary sources:

•	unrestricted cash and cash equivalents of $171.0 million; and

•	capital available for reinvestment in two of our CRE securitizations of $5.0 million, all of which is designated to finance future funding commitments on CRE loans.
We also had $94.3 million and $163.3 million available under two term financing facilities to finance originations of CRE loans and $78.4 million available under a term financing facility to finance purchases of CMBS at February 28, 2017.
Our leverage ratio may vary as a result of the various funding strategies we use.  At December 31, 2016 and 2015, our leverage ratio under GAAP was 1.9 and 2.3 times equity, respectively.  The leverage ratio decline was driven primarily by the deconsolidation and subsequent liquidation of RREF CDO 2006-1, RREF CDO 2007-1 and Apidos Cinco, offset by a reduction in stockholders' equity due to credit impairments which reduced earnings, as well as a decrease in our equity base as a result of our share repurchase plan and distributions on common stock in excess of earnings.

(Back to Index)

(Back to Index)

Distributions
In order to maintain our qualification as a REIT and to avoid corporate-level income tax on the income we distribute to our stockholders, we intend to make regular quarterly distributions of all or substantially all of our net taxable income to holders of our common stock.  This requirement can impact our liquidity and capital resources.
The following tables present dividends declared (on a per share basis) for the years ended December 31, 2016, 2015 and 2014:

Common Stock
	Date Paid	Total Dividend Paid	Dividend Per Share
		(in thousands)
2016
March 31	April 28	$13,073	$0.42
June 30	July 28	$13,051	$0.42
September 30	October 28	$13,012	$0.42
December 31	January 27, 2017	$1,550	$0.05

2015
March 31	April 28	$21,444	$0.64
June 30	July 28	$21,426	$0.64
September 30	October 28	$20,667	$0.64
December 31	January 28, 2016	$13,274	$0.42

2014
March 31	April 28	$25,921	$0.80
June 30	July 28	$26,179	$0.80
September 30	October 28	$26,629	$0.80
December 31	January 28, 2015	$26,563	$0.80

(Back to Index)

(Back to Index)

Preferred Stock
8.50% Series A				8.25% Series B			8.625% Series C
	Date Paid	Total Dividend Paid	Dividend Per Share	Date Paid	Total Dividend Paid	Dividend Per Share	Date Paid	Total Dividend Paid	Dividend Per Share
		(in thousands)			(in thousands)			(in thousands)
2016
March 31	May 2	$568	$0.531250	May 2	$2,859	$0.515625	May 2	$2,588	$0.539063
June 30	August 1	$568	$0.531250	August 1	$2,859	$0.515625	August 1	$2,588	$0.539063
September 30	October 31	$568	$0.531250	October 31	$2,859	$0.515625	October 31	$2,588	$0.539063
December 31	January 30, 2017	$568	$0.531250	January 30, 2017	$2,859	$0.515625	January 30, 2017	$2,588	$0.539063

2015
March 31	April 30	$568	$0.531250	April 30	$2,960	$0.515625	April 30	$2,588	$0.539063
June 30	July 30	$568	$0.531250	July 30	$2,960	$0.515625	July 30	$2,588	$0.539063
September 30	October 30	$568	$0.531250	October 30	$2,960	$0.515625	October 30	$2,588	$0.539063
December 31	February 1, 2016	$568	$0.531250	February 1, 2016	$2,960	$0.515625	February 1, 2016	$2,588	$0.539063

2014
March 31	April 30	$463	$0.531250	April 30	$2,057	$0.515625	April 30	$—	$—
June 30	July 30	$537	$0.531250	July 30	$2,378	$0.515625	July 30	$1,437	$0.299479
September 30	October 30	$537	$0.531250	October 30	$2,430	$0.515625	October 30	$2,588	$0.539063
December 31	January 30, 2015	$568	$0.531250	January 30, 2015	$2,888	$0.515625	January 30, 2015	$2,588	$0.539063

Contractual Obligations and Commitments

	Contractual Commitments (8)
	(dollars in thousands)
	Payments due by Period
	Total	Less than 1 year	1 – 3 years	3 – 5 years	More than 5 years
CRE Securitizations	$480,101	$—	$—	$—	$480,101
Repurchase Agreements (1)	451,510	78,487	373,023	—	—
Unsecured Junior Subordinated Debentures (2)	51,548	—	—	—	51,548
6.0% Convertible Senior Notes (3)	111,769	—	111,769	—	—
8.0% Convertible Senior Notes (4)	96,528	—	—	96,528	—
Unfunded Commitments on CRE loans (5)	55,513	—	55,513	—	—
Base Management Fees (6)	10,687	10,687	—	—	—
Pearlmark Mezzanine Realty Partners IV, L.P. (7)	30,249	—	—	30,249	—
Total	$1,287,905	$89,174	$540,305	$126,777	$531,649

(1)	Contractual commitments include $688,000 of interest expense payable through the maturity dates on our repurchase agreements.

(2)
Contractual commitments do not include $33.9 million and $34.7 million of estimated interest expense payable through the maturity dates of June 2036 and October 2036, respectively, on our trust preferred securities.

(3)	Contractual commitments do not include $13.8 million of interest expense payable through the maturity date of December 1, 2018 on our 6.0% convertible senior notes.

(4)	Contractual commitments do not include $24.7 million of interest expense payable through the maturity date of January 15, 2020 on our 8.0% convertible senior notes.

(5)
Unfunded commitments on our originated CRE loans generally fall into two categories: (i) pre-approved capital improvement projects; and (ii) new or additional construction costs subject, in each case, to the borrower meeting specified criteria. Upon completion of the improvements or construction, we would receive additional interest income on the advanced amount.

(Back to Index)

(Back to Index)

(6)
Calculated only for the next 12 months based on our current equity, as defined in our management agreement.  Our management agreement also provides for an incentive fee arrangement that is based on operating performance.  Because the incentive fee is not a fixed and determinable amount, it is not included in this table.

(7)
We have committed up to $50.0 million in Pearlmark Mezzanine Realty Partners IV, L.P. The commitment termination date ends when the original commitment is fully funded, or the fifth anniversary of the final closing date, June 24, 2015.

(8)	Contractual commitments on borrowings are presented net of discounts and deferred debt issuance costs.

Off-Balance Sheet Arrangements
General
At December 31, 2016, we did not maintain any relationships with unconsolidated entities or financial partnerships that were established for the purpose of facilitating off-balance sheet arrangements or contractually narrow or limited purposes, although we do have interests in unconsolidated entities not established for those purposes. Except as set forth below, at December 31, 2016, we had not guaranteed obligations of any unconsolidated entities or entered into any commitment or letter of intent to provide additional funding to any such entities.
Unfunded Commercial Real Estate Loan Commitments
In the ordinary course of business, we make commitments to borrowers whose loans are in our CRE loan portfolio to provide additional loan funding in the future. As set forth in note (6) to the table above, commitments generally fall into two categories: (i) pre-approved capital improvement projects; and (ii) new or additional construction costs. Disbursement of funds pursuant to these commitments is subject to the borrower meeting pre-specified criteria. Upon disbursement of funds, we receive loan interest income on any such advanced funds. At December 31, 2016, we had 36 loans with unfunded commitments totaling $55.5 million of which $2.0 million will be funded by restricted cash in RCC 2015 CRE-3 and $1.8 million will be funded by restricted cash in RCC 2015 CRE-4; we intend to fund the remaining $51.7 million through cash flow from normal operating activities and principal repayments on other loans in our portfolio. These commitments are subject to the same underwriting requirements and ongoing portfolio maintenance as are the on-balance sheet financial investments that we hold. Since these commitments may expire without being drawn upon, the total commitment amount does not necessarily represent future cash requirements.
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
Critical Accounting Policies and Estimates
Our consolidated financial statements are prepared by management in accordance with GAAP. The preparation of financial statements in conformity with GAAP requires that we make estimates and assumptions that may affect the value of our assets or liabilities and our financial results. We believe that certain of our policies are critical because they require us to make difficult, subjective and complex judgments about matters that are inherently uncertain. The critical policies summarized below relate to valuation of investment securities, accounting for derivative financial instruments and hedging activities, income taxes, allowance for loan and lease losses and variable interest entities. We have reviewed these accounting policies with our board of directors and believe that all of the decisions and assessments upon which our financial statements are based were reasonable at the time made based upon information available to us at the time. We rely on our Manager's experience and analysis of historical and current market data in order to arrive at what we believe to be reasonable estimates.
Valuation of Investment Securities
We classify our investment portfolio as either available-for-sale investments or trading investments. For a discussion of the basis of fair value analysis, and of the determination of whether an asset's valuation should be characterized as Level 1, Level 2 or Level 3, see Note 21, "Fair Value of Financial Instruments," in the notes to consolidated financial statements.
We report securities available-for-sale at fair value, with unrealized gains and losses reported as a component of accumulated other comprehensive income (loss) in stockholders' equity. We also report investment securities, trading at fair value with unrealized gains and losses reported on the statement of operations as net realized and unrealized gain (loss) on investment securities, trading. At December 31, 2016 and 2015, we had aggregate unrealized gains on our available-for-sale securities of $3.1 million and unrealized losses of $835,000, as adjusted, respectively. To determine fair value, we use an independent third-

(Back to Index)

party valuation firm. These valuations are validated using a quote from a dealer, which typically will be the dealer who sold us the security. If there is a material difference between the value indicated by the third-party valuation firm and the dealer quote, we will evaluate the difference which could result in an updated valuation from the third-party firm or a revised dealer quote. Based on the market color available for each position, we categorize these investments as either Level 2, or 3 in the fair value hierarchy.
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
At December 31, 2016, we had engaged in no interest rate swaps to mitigate our interest rate risk At December 31, 2015, we had engaged in nine interest rate swaps with a notional value of $102.8 million and a fair value of $3.5 million to seek to mitigate our interest rate risk for specified future time periods as defined in the terms of the hedge contracts. We had no interest rate cap agreements at December 31, 2016 and 2015. The contracts we have entered into have been designated as cash flow hedges and are evaluated at inception and on an ongoing basis in order to determine whether they qualify for hedge accounting. The hedge instrument must be highly effective in achieving offsetting changes in the hedged item attributable to the risk being hedged in order to qualify for hedge accounting. A hedge instrument is highly effective if changes in the fair value of the derivative provide an offset to at least 80% and not more than 125% of the changes in fair value or cash flows of the hedged item attributable to the risk being hedged. The interest rate swap contracts are carried on our consolidated balance sheets at fair value. Any ineffectiveness which arises during the hedging relationship must be recognized in interest expense or income during the period in which it arises. Before the end of the specified hedge time period, the effective portion of all contract gains and losses (whether realized or unrealized) is recorded in other comprehensive income or loss. Realized gains and losses on the interest rate hedges are reclassified into earnings as an adjustment to interest expense during the period after the swap repricing date through the remaining maturity of the swap. For taxable income purposes, realized gains and losses on interest rate cap and swap contracts are reclassified into earnings over the term of the hedged transactions as designated for tax.
We are not required to account for derivative contracts using hedge accounting as described above. If we decided not to designate the derivative contracts as hedges and to monitor their effectiveness as hedges, or if we entered into other types of financial instruments that did not meet the criteria to be designated as hedges, changes in the fair values of these instruments would be recorded in our consolidated statements of operations, potentially resulting in increased volatility in our earnings.
We are also exposed to foreign currency exchange risk, a form of risk that arises from the change in price of one currency against another. Substantially all of our revenues are transacted in U.S. dollars; however, a significant amount of our capital is exposed to other currencies, primarily the Euro and, to a lesser extent, the pound sterling. To address this market risk, we generally hedge foreign currency-denominated exposures (typically investments in debt instruments, including forecasted principal and interest payments) with foreign currency forward contracts. We classify these hedges as fair value hedges, which are hedges that mitigate the risk of changes in the fair values of assets, liabilities, and certain types of firm commitments. We record changes in fair value of derivatives designated and effective as fair value hedges in earnings offset by corresponding changes in the fair values of the hedged items.
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

(Back to Index)

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
On January 1, 2016, we adopted the amendments to the consolidation guidance as outlined in "Recent Accounting Pronouncements", below. As a result of our evaluation, we determined that we were no longer the primary beneficiary of RREF CDO 2006-1, RREF CDO 2007-1, Apidos Cinco, Pelium Capital and RCM Global, LLC as our investments in these vehicles do not provide us with a controlling financial interest. As a result of our evaluation, these investments were deconsolidated. At deconsolidation, we recorded our investments in RREF CDO 2006-1, RREF CDO 2007-1 and Apidos Cinco at fair value and account for these investments as investment securities available-for-sale in our consolidated financial statements. We accounted for our investment in RCM Global as an investment in an unconsolidated entity in our consolidated financial statements.
At December 31, 2016, we determined that Apidos CDO I, Apidos CDO III, Apidos Cinco, Whitney CLO I, RCC 2014-CRE2, RCC 2015-CRE3 and RCC 2015-CRE4 are VIEs and that we are the primary beneficiary; these entities remain consolidated VIEs.
Recent Accounting Pronouncements
In January 2017, the Financial Accounting Standards Board, or FASB, issued guidance to add the SEC Staff Announcement "Disclosure of the Impact that Recently Issued Accounting Standards will have on the Financial Statements of a Registrant when such Standards are Adopted in a Future Period (in accordance with Staff Accounting Bulletin Topic 11.M)." The announcement applies to the May 2014 guidance on revenue recognition from contracts with customers, the February 2016 guidance on leases and the the June 2016 guidance on how credit losses for most financial assets and certain other instruments that are measured at fair value through net income are determined. The announcement provides the SEC staff view that a registrant should evaluate certain recent accounting standards that have not yet been adopted to determine appropriate financial statement disclosures about the potential material effects of those recent accounting standards. If a registrant does not know or cannot reasonably estimate the impact that adoption of the recent accounting standards referenced in this announcement is expected to have on the financial statements, then the registrant should make a statement to that effect and consider the additional qualitative financial statement disclosures to assist the reader in assessing the significance of the impact that the recent accounting standards will have on the financial statements of the registrant when adopted. We have not completed our assessment under the new guidance on revenue recognition from contracts with customers, however, we expect to identify similar performance obligations as currently identified; therefore, we do not expect a material impact upon the application of this guidance. We are currently evaluating the impact of the guidance on leases and the measurement of credit losses on financial instruments and its impact on our consolidated financial statements.
In January 2017, the FASB issued guidance to assist entities with evaluating whether transactions should be accounted for as acquisitions, or disposals, of assets or businesses. The guidance provides a screen to determine when an integrated set of assets and activities (a "set") is not a business. The screen requires that when substantially all of the fair value of the gross assets acquired, or disposed of, is concentrated in a single identifiable asset or a group of similar identifiable assets, the set is not a business. If the screen is not met, the guidance requires that to be considered a business, a set must include, at a minimum, an input and a substantive process that together significantly contribute to the ability to create output; and remove the evaluation of whether a market participant could replace missing elements. The guidance also narrows the definition of an output to: the result of inputs and processes applied to those inputs that provide goods or services to customers, investment income (such as dividends or interest), or other revenues. The guidance is effective for annual reporting periods beginning after December 15, 2017, and interim periods within that reporting period. Early adoption is permitted only for certain transactions. We are in the process of evaluating the impact of this new guidance.
In November 2016, the FASB issued guidance to reduce the diversity in practice of the classification and presentation of changes in restricted cash on the statement of cash flows. The guidance requires that a statement of cash flows explain the change during the period in the total of cash, cash equivalents, and amounts generally described as restricted cash or restricted cash equivalents. The guidance is effective for annual reporting periods beginning after December 15, 2017, and interim periods within that reporting period. Early adoption is permitted. We are in the process of evaluating the impact of this new guidance.
In October 2016, the FASB issued guidance to amend how a reporting entity that is the single decision maker of a VIE should treat indirect interests in the entity held through related parties that are under common control with the reporting entity when determining whether it is the primary beneficiary of that VIE. The guidance requires that if, under the first characteristic of a primary beneficiary, the reporting entity determines that it is the single decision maker of a VIE, then the reporting entity is required to include all of its direct variable interests in a VIE and, on a proportionate basis, its indirect variable interests in a VIE held through related parties, including related parties that are under common control with the reporting entity, in determining whether it satisfies the second characteristic of a primary beneficiary, the obligation to absorb losses of the VIE that could potentially be significant to the VIE or the right to receive benefits from the VIE that could potentially be significant to the VIE. If the reporting entity does not satisfy the second characteristic of a primary beneficiary after performing the assessment, the reporting entity is required to evaluate whether it and one or more of its related parties under common control, as a group, have the characteristics of a primary beneficiary. If the characteristics of a primary beneficiary are met as a group, then the party within the related party group that is most closely associated with the VIE is the primary beneficiary. The guidance is effective for annual reporting periods beginning after December 15, 2016, and interim periods within that reporting period. Early adoption is permitted. We are in the process of evaluating the impact of this new guidance.

(Back to Index)

In August 2016, the FASB issued new guidance to reduce the diversity in practice around the presentation and classification of certain cash receipts and cash payments in the statement of cash flows. The guidance addresses the following eight specific cash flow issues : debt prepayments or extinguishment costs; contingent consideration payments made after a business combination; proceeds from the settlement of insurance claims; proceeds from the settlement of corporate-owned life insurance policies (including bank-owned life insurance policies); settlement of zero-coupon debt instruments or other debt instruments with insignificant coupon rates; distributions received from equity method investees; beneficial interests in securitization transactions; and separately identifiable cash flows and application of the predominance principle. The guidance is effective for annual reporting periods beginning after December 15, 2017, and interim periods within that reporting period. Early adoption is permitted. We are in the process of evaluating the impact of this new guidance.
In June 2016, the FASB issued guidance which will change how credit losses for most financial assets and certain other instruments that are measured at fair value through net income are determined. The new guidance will replace the current incurred loss approach with an expected loss model for instruments measured at amortized cost. For available-for-sale debt securities, the guidance requires recording allowances rather than reducing the carrying amount, as it is currently under the other-than-temporary impairment model. It also simplifies the accounting model for credit-impaired debt securities and loans. This guidance is effective for annual reporting periods beginning after December 15, 2019, and interim periods within that reporting period. Early adoption is permitted for annual periods beginning after December 15, 2018, and interim periods within that reporting period, with any adjustments reflected as of the beginning of the fiscal year of adoption. We are in the process of evaluating the impact of this new guidance.
In March 2016, the FASB issued guidance intended to simplify various aspects related to how share-based payments are accounted for and presented in the financial statements. The new guidance allows for entities to make an entity-wide accounting policy election to either estimate the number of awards that are expected to vest or account for forfeitures when they occur. In addition, the guidance allows employers to withhold shares to satisfy minimum statutory tax withholding requirements up to the employees’ maximum individual tax rate without causing the award to be classified as a liability. The guidance also stipulates that cash paid by an employer to a taxing authority when directly withholding shares for tax-withholding purposes should be classified as a financing activity on the statement of cash flows. This guidance is effective for annual reporting periods beginning after December 15, 2016, and interim periods within that reporting period. Early adoption is permitted in any interim or annual period, with any adjustments reflected as of the beginning of the fiscal year of adoption. We are in the process of evaluating the impact of this new guidance.
In February 2016, the FASB issued guidance requiring lessees to recognize a lease liability and a right-of-use asset for all leases. Lessor accounting will remain largely unchanged. The guidance will also require new qualitative and quantitative disclosures to help financial statement users better understand the timing, amount and uncertainty of cash flows arising from leases. This guidance will be effective for reporting periods beginning on or after December 15, 2018, with early adoption permitted. We are currently evaluating the impact of this guidance and its impact on our consolidated financial statements.
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

(Back to Index)

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
In February 2015, the FASB issued guidance that requires an entity to evaluate whether it should consolidate certain legal entities. All legal entities are subject to reevaluation under the revised consolidation model. Specifically, the amendments: (1) modify the evaluation of whether limited partnerships and similar legal entities are VIEs or voting interest entities; (2) eliminate the presumption that a general partner should consolidate a limited partnership; (3) affect the consolidation analysis of reporting entities that are involved with VIEs, particularly those that have fee arrangements and related-party relationships; and (4) provide a scope exception from consolidation guidance for reporting entities with interests in legal entities that are required to comply with or operate in accordance with requirements that are similar to those in Rule 2a-7 of the Investment Company Act of 1940 for registered money market funds. This guidance was effective for public business entities for fiscal years, and for interim periods within those fiscal years, beginning after December 15, 2015.
On January 1, 2016, we adopted the above guidance as required.  As a result of our re-evaluation, we determined we were no longer the primary beneficiary of the following VIEs and, therefore, they were deconsolidated: RREF CDO 2006-1, RREF CDO 2007-1, Apidos Cinco, Pelium Capital, and RCM Global.  As a result of these deconsolidations, we no longer reflect the underlying collateral (loans and securities) of those VIEs in our consolidated financial statements. Instead, we prospectively reflect in our consolidated balance sheet, our direct investments (the "retained investments") in the issued and outstanding securities of those VIEs. Our retained investments in RREF CDO 2006-1, RREF CDO 2007-1 and Apidos Cinco were accounted for as investment securities, available-for-sale and, as a result, were marked-to-market while our retained investments in Pelium Capital and RCM Global are accounted for as equity method investments. We have elected to retrospectively reflect the deconsolidation of these entities on a modified basis, which resulted in a reduction to the beginning balance of retained earnings as of January 1, 2016, of $16.9 million.  The reduction to retained earnings represents the effect of marking the investments to market value as of the date of the adoption. RREF CDO 2006-1, RREF CDO 2007-1 and Apidos Cinco were liquidated during the year ended December 31, 2016.

(Back to Index)

The following table summarizes the net impact of the deconsolidation of the five VIEs upon adoption on January 1, 2016 (in thousands) net of eliminations:

	Total Deconsolidated VIEs	Retained Interest at 1/1/2016	Net Impact on Deconsolidation
ASSETS:
Cash and cash equivalents	$472	$—	$472
Restricted cash	17,076	—	17,076
Loans, pledged as collateral and net of allowances (1)(2)(3)	364,589	—	364,589
Loans held for sale	1,322	—	1,322
Investment securities available-for-sale, at fair value	68,997	166,769	(97,772)
Investment securities, trading	21,851	—	21,851
Investments in deconsolidated entities	17,250	23,175	(5,925)
Interest receivable	4,299	—	4,299
Principal paydown receivable	17,800	—	17,800
Prepaid expenses	256	—	256
Other assets	972	—	972
Total assets	$514,884	$189,944	$324,940

LIABILITIES:
Borrowings	$297,191	$—	$297,191
Accrued interest expense	297	—	297
Derivative liabilities, at fair value	3,346	—	3,346
Accounts payable and other liabilities	255	—	255
Total liabilities	301,089	—	301,089
Retained earnings	206,876	189,944	16,932
Non-controlling interests	8,876	—	8,876
Accumulated other comprehensive loss	(1,957)	—	(1,957)
Total equity	213,795	189,944	23,851
Total liabilities and equity	$514,884	$189,944	$324,940

(1)	As part of the deconsolidation of RREF CDO 2006-1 and RREF CDO 2007-1, $40.3 million of specific reserves and $142,000 of general reserves on CRE loans were deconsolidated as of January 1, 2016.

(2)	As part of the deconsolidation of Apidos Cinco, $1.3 million of specific reserves on the syndicated corporate loans were deconsolidated as of January 1, 2016.

(3)
As part of the deconsolidation of RREF CDO 2006-1 and RREF CDO 2007-1, we deconsolidated four loans representing the senior participations in CRE loans totaling $91.3 million that were previously disclosed as both impaired loans and troubled debt restructurings at December 31, 2015.

In May 2014, the FASB issued guidance that establishes key principles by which an entity determines the amount and timing of revenue recognized from customer contracts. At issuance, the guidance was effective for the first interim or annual period beginning after December 15, 2016. In August 2015, the FASB issued additional guidance that delayed the previous effective date by one year, resulting in the original guidance becoming effective for the first interim or annual period beginning after December 15, 2017. Early application, which was not permissible under the initial effectiveness timeline, is now permissible though no earlier than as of the first interim or annual period beginning after December 15, 2016. In 2016, the FASB issued multiple amendments to the accounting standard to provide further clarification. We have not completed our assessment under the new guidance, however, we expect to identify similar performance obligations as currently identified; therefore, we do not expect a material impact upon the application of this guidance.
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

(Back to Index)

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
Inflation
Virtually all of our assets and liabilities are interest rate sensitive in nature. As a result, interest rates and other factors influence our performance far more than does inflation. Changes in interest rates do not necessarily correlate with inflation rates or changes in inflation rates. Our financial statements are prepared in accordance with GAAP and our distributions are determined by our board of directors based primarily on core earnings, a non-GAAP measure; in each case, our activities and balance sheet are measured with reference to historical cost and/or fair market value without considering inflation.

(Back to Index)

ITEM 7A .	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
At December 31, 2016, the primary component of our market risk was interest rate risk, as described below. While we do not seek to avoid risk completely, we do seek to assume risk that can be quantified from historical experience, to actively manage that risk, to earn sufficient compensation to justify assuming that risk and to maintain capital levels consistent with the risk we undertake or to which we are exposed.
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
The following sensitivity analysis tables show, at December 31, 2016, the estimated impact on the fair value of our interest rate-sensitive investments and liabilities of changes in interest rates, assuming rates instantaneously fall 100 basis points and rise 100 basis points (dollars in thousands):

	December 31, 2016
	Interest rates fall 100 basis points	Unchanged	Interest rates rise 100 basis points
CMBS(1):
Fair value	$87,050	$86,751	$86,431
Change in fair value	$299	$—	$(320)
Change as a percent of fair value	0.35%	—%	(0.37)%
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
Risk Management
To the extent consistent with maintaining our status as a REIT, we seek to manage our interest rate risk exposure to protect our portfolio of fixed-rate CRE mortgages and CMBS and related debt against the effects of major interest rate changes. We generally seek to manage our interest rate risk by:

•	monitoring and adjusting, if necessary, the reset index and interest rate related to our mortgage-backed securities and our borrowings;

•	attempting to structure our borrowing agreements for our CMBS to have a range of different maturities, terms, amortizations and interest rate adjustment periods; and

•
using derivatives, financial futures, swaps, options, caps, floors and forward sales, to adjust the interest rate sensitivity of our fixed-rate CRE mortgages and CMBS and our borrowing which we discuss in "Financial Condition-Hedging Instruments."

(Back to Index)

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

(Back to Index)

(Back to Index)

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
Board of Directors and Stockholders
Resource Capital Corp.
We have audited the accompanying consolidated balance sheets of Resource Capital Corp. (a Maryland corporation) and subsidiaries (the “Company”) as of December 31, 2016 and 2015, and the related consolidated statements of comprehensive income (loss), changes in equity, and cash flows for each of the three years in the period ended December 31, 2016. Our audits of the basic consolidated financial statements included the financial statement schedules listed in the index appearing under Item 15(a)(2). These financial statements and financial statement schedules are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedules based on our audits.
We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Resource Capital Corp. and subsidiaries as of December 31, 2016 and 2015, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2016 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the related financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.
As discussed in Note 2 to the consolidated financial statements, the Company adopted new accounting guidance as of January 1, 2016 related to the consolidation model, which resulted in the deconsolidation of certain variable interest entities of which the Company was previously considered to be the primary beneficiary. Our opinion is not modified with respect to this matter.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2016, based on criteria established in the 2013 Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 15, 2017 expressed an unqualified opinion.

/s/ Grant Thornton LLP

Philadelphia, Pennsylvania
March 15, 2017

(Back to Index)

(Back to Index)

RESOURCE CAPITAL CORP. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share data)

	December 31,
	2016	2015
ASSETS (1)
Cash and cash equivalents	$116,026	$78,756
Restricted cash	3,544	40,635
Interest receivable	6,404	11,494
CRE loans, pledged as collateral and net of allowances of $3.8 million and $43.1 million	1,286,278	1,783,503
Loans held for sale	1,007	1,475
Principal paydowns receivable	19,280	17,941
Investment securities, trading	4,492	25,550
Investment securities available-for-sale, including securities pledged as collateral of $97.5 million and $162.3 million	124,968	208,088
Investments in unconsolidated entities	87,919	50,030
Derivatives, at fair value	647	727
Direct financing leases, net of allowances of $0.5 million and $0.5 million	527	931
Intangible assets	213	5,316
Other assets	14,673	17,562
Deferred tax asset, net	4,255	12,646
Assets held for sale (amount includes $158.2 million of legacy CRE loans held for sale in continuing operations, see Note 27)	383,310	510,908
Total assets	$2,053,543	$2,765,562
LIABILITIES (2)
Accounts payable and other liabilities	$4,480	$3,286
Management fee payable - related party	1,318	1,227
Accrued interest expense	4,979	5,361
Borrowings	1,191,456	1,621,713
Distributions payable	5,560	17,351
Derivatives, at fair value	97	3,458
Liabilities held for sale (see Note 27)	142,563	286,406
Total liabilities	1,350,453	1,938,802
EQUITY
Preferred stock, par value $0.001: 10,000,000 shares authorized 8.50% Series A cumulative redeemable preferred shares, liquidation preference $25.00 per share; 1,069,016 and 1,069,016 shares issued and outstanding	1	1
Preferred stock, par value $0.001: 10,000,000 shares authorized 8.25% Series B cumulative redeemable preferred shares, liquidation preference $25.00 per share; 5,544,579 and 5,740,479 shares issued and outstanding	6	6
Preferred stock, par value $0.001: 10,000,000 shares authorized 8.625% Series C cumulative redeemable preferred shares, liquidation preference $25.00 per share; 4,800,000 and 4,800,000 shares issued and outstanding	5	5
Common stock, par value $0.001: 125,000,000 shares authorized; 31,050,020 and 31,562,724 shares issued and outstanding (including 400,050 and 691,369 unvested restricted shares)	31	32
Additional paid-in capital	1,218,352	1,228,346
Accumulated other comprehensive income (loss)	3,081	(2,923)
Distributions in excess of earnings	(517,177)	(406,603)
Total stockholders’ equity	704,299	818,864
Non-controlling interests	(1,209)	7,896
Total equity	703,090	826,760
TOTAL LIABILITIES AND EQUITY	$2,053,543	$2,765,562

The accompanying notes are an integral part of these statements
(Back to Index)

(Back to Index)

RESOURCE CAPITAL CORP. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS - (Continued)
(in thousands, except share and per share data)

	December 31,
	2016	2015
(1)Assets of consolidated variable interest entities ("VIEs") included in total assets above:
Cash and cash equivalents	$—	$95
Restricted cash	3,308	39,061
Interest receivable	3,153	6,592
CRE loans, pledged as collateral and net of allowances of $0.8 million and $42.8 million	747,726	1,416,441
Loans held for sale	1,007	1,475
Principal paydowns receivable	5,820	17,800
Investment securities available-for-sale, pledged as collateral, at fair value	369	66,137
Other assets	58	1,071
Total assets of consolidated VIEs	$761,441	$1,548,672

(2)Liabilities of consolidated VIEs included in total liabilities above:
Accounts payable and other liabilities	$133	$(117)
Accrued interest expense	519	923
Borrowings	480,103	1,032,581
Derivatives, at fair value	—	3,346
Total liabilities of consolidated VIEs	$480,755	$1,036,733

The accompanying notes are an integral part of these statements
(Back to Index)

(Back to Index)

RESOURCE CAPITAL CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except share and per share data)

	Years Ended December 31,
	2016	2015	2014
REVENUES
Interest income:
CRE loans	$85,229	$99,334	$89,231
Securities	22,384	18,332	17,265
Leases	—	556	—
Interest income − other	5,005	4,252	6,785
Total interest income	112,618	122,474	113,281
Interest expense	53,747	56,530	43,493
Net interest income	58,871	65,944	69,788
Rental income	—	—	8,441
Dividend income	(134)	66	186
Fee income	3,943	4,865	5,891
Total revenues	62,680	70,875	84,306
OPERATING EXPENSES
Management fees − related party	12,991	13,306	13,584
Equity compensation − related party	3,025	2,420	5,933
Rental operating	—	6	5,443
Lease operating	9	57	—
General and administrative	15,197	16,346	14,705
Depreciation and amortization	1,566	4,245	2,358
Impairment losses	26,470	372	—
Provision for loan and lease losses	17,765	41,088	1,712
Total operating expenses	77,023	77,840	43,735
	(14,343)	(6,965)	40,571
OTHER INCOME (EXPENSE)
Equity in earnings of unconsolidated entities	5,973	2,388	4,767
Net realized and unrealized gain (loss) on sales of investment securities available-for-sale and loans and derivatives	4,066	18,459	6,925
Net realized and unrealized gain (loss) on investment securities, trading	2,398	(547)	(2,818)
Unrealized gain (loss) and net interest income on linked transactions, net	—	235	7,850
(Loss) on reissuance/gain on extinguishment of debt	—	(1,403)	(4,442)
Gain on sale of real estate	64	206	6,127
Other income (expense)	1,500	60	(1,262)
Total other income (expense)	14,001	19,398	17,147

INCOME (LOSS) FROM CONTINUING OPERATIONS BEFORE TAXES	(342)	12,433	57,718
Income tax (expense) benefit	(10,992)	(1,354)	1,867
NET INCOME (LOSS) FROM CONTINUING OPERATIONS	(11,334)	11,079	59,585
NET INCOME (LOSS) FROM DISCONTINUED OPERATIONS, NET OF TAX	(19,260)	6,104	2,583
NET INCOME (LOSS)	(30,594)	17,183	62,168
Net (income) loss allocated to preferred shares	(24,091)	(24,437)	(17,176)
Carrying value in excess of consideration paid for preferred shares	1,500	—	—
Net (income) loss allocable to non-controlling interest, net of taxes	229	(6,628)	(965)
NET INCOME (LOSS) ALLOCABLE TO COMMON SHARES	$(52,956)	$(13,882)	$44,027

The accompanying notes are an integral part of these statements
(Back to Index)

(Back to Index)

RESOURCE CAPITAL CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS - (Continued)
(in thousands, except share and per share data)

	Years Ended December 31,
	2016	2015	2014
NET INCOME (LOSS) PER COMMON SHARE – BASIC:
CONTINUING OPERATIONS	$(1.10)	$(0.62)	$1.30
DISCONTINUED OPERATIONS	(0.63)	0.19	0.08
TOTAL NET INCOME (LOSS) PER COMMON SHARE - BASIC	$(1.73)	$(0.43)	$1.38
NET INCOME (LOSS) PER COMMON SHARE – DILUTED:
CONTINUING OPERATIONS	$(1.10)	$(0.62)	$1.28
DISCONTINUED OPERATIONS	(0.63)	0.19	0.08
TOTAL NET INCOME (LOSS) PER COMMON SHARE – DILUTED	$(1.73)	$(0.43)	$1.36
WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING − BASIC	30,539,369	32,280,319	32,007,766
WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING − DILUTED	30,539,369	32,280,319	32,314,847

The accompanying notes are an integral part of these statements
(Back to Index)

(Back to Index)

RESOURCE CAPITAL CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(in thousands)

	Years Ended December 31,
	2016	2015	2014
Net income (loss)	$(30,594)	$17,183	$62,168
Other comprehensive income (loss):
Reclassification adjustment for realized (gains) losses on available-for-sale securities included in net income	(1,916)	(13,435)	9,051
Unrealized gains (losses) on available-for-sale securities, net	5,850	(4,781)	13,937
Reclassification adjustments associated with unrealized gains (losses) from interest rate hedges included in net income	(5)	275	282
Unrealized gains on derivatives, net	118	5,221	1,906
Foreign currency translation adjustments	—	349	(608)
Total other comprehensive income (loss)	4,047	(12,371)	24,568
Comprehensive income (loss) before allocation to non-controlling interests and preferred shares	(26,547)	4,812	86,736
Unrealized (gains) losses on available-for-sale securities allocable to non-controlling interests	—	3,405	(4,482)
Net (income) loss allocable to non-controlling interests	229	(6,628)	(965)
Net (income) loss allocated to preferred shares	(24,091)	(24,437)	(17,176)
Carrying value in excess of consideration paid for preferred shares	1,500	—	—
Comprehensive income (loss) allocable to common shares	$(48,909)	$(22,848)	$64,113

The accompanying notes are an integral part of these statements
(Back to Index)

(Back to Index)
RESOURCE CAPITAL CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CHANGES IN EQUITY
FOR THE YEARS ENDED DECEMBER 31, 2016, 2015 AND 2014
(in thousands, except share and per share data)

	Common Stock
	Shares	Amount	Preferred Shares - Series A	Preferred Shares - Series B	Preferred Shares - Series C	Additional Paid-In Capital	Accumulated Other Comprehensive (Loss)/Income	Retained Earnings	Distributions in Excess of Earnings	Total Stockholders' Equity	Non-Controlling Interests	Total Equity
Balance, January 1, 2014	31,979,731	$32	$1	$3	$—	$1,042,576	$(14,043)	$—	$(254,645)	$773,924	$—	$773,924
Proceeds from dividend reinvestment and stock purchase plan	1,382,976	1	—	—	—	30,292	—	—	—	30,293	—	30,293
Proceeds from issuance of preferred stock	—	—	—	3	5	174,151	—	—	—	174,159	—	174,159
Offering costs	—		—	—	—	(1,414)	—	—	—	(1,414)	—	(1,414)
Stock based compensation	222,483	—	—	—	—	—	—	—	—	—	—	—
Amortization of stock based compensation	—		—	—	—	6,566	—	—	—	6,566	—	6,566
Purchase and retirement of common shares	(341,396)	—	—	—	—	(6,826)	—	—	—	(6,826)	—	(6,826)
Contributions from (distributions to), net non-controlling interests	—	—	—	—	—	—	—	—	—	—	11,141	11,141
Net income	—	—	—	—	—	—	—	61,203	—	61,203	965	62,168
Preferred dividends	—	—	—	—	—	—	—	(17,176)	—	(17,176)	—	(17,176)
Securities available-for-sale, fair value adjustment, net	—	—	—	—	—	—	18,506	—	—	18,506	4,482	22,988
Designated derivatives, fair value adjustment	—	—	—	—	—	—	2,188	—	—	2,188	—	2,188
Foreign currency translation adjustment	—	—	—	—	—	—	(608)	—	—	(608)	—	(608)
Distributions on common stock	—	—	—	—	—	—	—	(44,027)	(61,265)	(105,292)	—	(105,292)
Balance, December 31, 2014	33,243,794	$33	$1	$6	$5	$1,245,345	$6,043	$—	$(315,910)	$935,523	$16,588	$952,111

The accompanying notes are an integral part of these statements
(Back to Index)

(Back to Index)
RESOURCE CAPITAL CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CHANGES IN EQUITY
FOR THE YEARS ENDED DECEMBER 31, 2016, 2015 AND 2014 - (Continued)
(in thousands, except share and per share data)

	Common Stock
	Shares	Amount	Preferred Shares - Series A	Preferred Shares - Series B	Preferred Shares - Series C	Additional Paid-In Capital	Accumulated Other Comprehensive (Loss)/Income	Retained Earnings	Distributions in Excess of Earnings	Total Stockholders' Equity	Non-Controlling Interests	Total Equity
Balance, January 1, 2015	33,243,794	$33	$1	$6	$5	$1,245,345	$6,043	$—	$(315,910)	$935,523	$16,588	$952,111
Proceeds from dividend reinvestment and stock purchase plan	20,963	—	—	—	—	328	—	—	—	328	—	328
Proceeds from issuance of preferred stock	—	—	—	—	—	3,113	—	—	—	3,113	—	3,113
Offering costs	—	—	—	—	—	(185)	—	—	—	(185)	—	(185)
Discount on 8% convertible senior notes	—	—	—	—	—	2,528	—	—	—	2,528	—	2,528
Stock based compensation	307,611	—	—	—	—	—	—	—	—	—	—	—
Amortization of stock based compensation	—	—	—	—	—	3,145	—	—	—	3,145	—	3,145
Purchase and retirement of common shares	(2,001,263)	(1)	—	—	—	(25,928)	—	—	—	(25,929)	—	(25,929)
Forfeiture of unvested stock	(8,381)	—	—	—	—	—	—	—	—	—	—	—
Contributions from (distributions to), net non-controlling interests	—	—	—	—	—	—	—	—	—	—	(11,915)	(11,915)
Net Income	—	—	—	—	—	—	—	10,555	—	10,555	6,628	17,183
Preferred dividends	—	—	—	—	—	—	—	(24,437)	—	(24,437)	—	(24,437)
Securities available-for-sale, fair value adjustment, net	—	—	—	—	—	—	(14,811)	—	—	(14,811)	(3,405)	(18,216)
Designated derivatives, fair value adjustment	—	—	—	—	—	—	5,496	—	—	5,496	—	5,496
Foreign currency translation adjustment	—	—	—	—	—	—	349	—	—	349	—	349
Distributions on common stock	—	—	—	—	—	—	—	13,882	(90,693)	(76,811)	—	(76,811)
Balance, December 31, 2015	31,562,724	$32	$1	$6	$5	$1,228,346	$(2,923)	$—	$(406,603)	$818,864	$7,896	$826,760

The accompanying notes are an integral part of these statements
(Back to Index)

(Back to Index)
RESOURCE CAPITAL CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CHANGES IN EQUITY
FOR THE YEARS ENDED DECEMBER 31, 2016, 2015 AND 2014 - (Continued)
(in thousands, except share and per share data)

	Common Stock
	Shares	Amount	Preferred Shares - Series A	Preferred Shares - Series B	Preferred Shares - Series C	Additional Paid-In Capital	Accumulated Other Comprehensive (Loss)/Income	Retained Earnings	Distributions in Excess of Earnings	Total Stockholders' Equity	Non-Controlling Interests	Total Equity
Balance, December 31, 2015	31,562,724	$32	$1	$6	$5	$1,228,346	$(2,923)	$—	$(406,603)	$818,864	$7,896	$826,760
Deconsolidation of variable interest entities	—	—	—	—	—	—	1,957	—	(16,932)	(14,975)	(8,876)	(23,851)
Balance, January 1, 2016	31,562,724	32	1	6	5	1,228,346	(966)	—	(423,535)	803,889	(980)	802,909
Proceeds from dividend reinvestment and stock purchase plan	9,980	—	—	—	—	117	—	—	—	117	—	117
Discount on 8% convertible senior notes	—	—	—	—	—	19	—	—	—	19	—	19
Stock based compensation	307,070	—	—	—	—	—	—	—	—	—	—	—
Amortization of stock based compensation	—	—	—	—	—	3,964	—	—	—	3,964	—	3,964
Purchase and retirement of common shares	(813,834)	(1)	—	—	—	(9,479)	—	—	—	(9,480)	—	(9,480)
Forfeiture of unvested stock	(15,920)	—	—	—	—	—	—	—	—	—	—	—
Net income (loss)	—	—	—	—	—	—	—	(30,365)	—	(30,365)	(229)	(30,594)
Preferred dividends	—	—	—	—	—	—	—	(24,091)	—	(24,091)	—	(24,091)
Preferred stock redemption	—	—	—	—	—	(4,615)	—	1,500	—	(3,115)	—	(3,115)
Securities available-for-sale, fair value adjustment, net	—	—	—	—	—	—	3,934	—	—	3,934	—	3,934
Designated derivatives, fair value adjustment	—	—	—	—	—	—	113	—	—	113	—	113
Distributions on common stock	—	—	—	—	—	—	—	52,956	(93,642)	(40,686)	—	(40,686)
Balance, December 31, 2016	31,050,020	$31	$1	$6	$5	$1,218,352	$3,081	$—	$(517,177)	$704,299	$(1,209)	$703,090

The accompanying notes are an integral part of these statements
(Back to Index)

(Back to Index)

RESOURCE CAPITAL CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Years Ended December 31,
	2016	2015	2014
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss) from continuing operations	$(11,334)	$11,079	$59,585
Net income (loss) from discontinued operations, net of tax	(19,260)	6,104	2,583
Net income (loss)	(30,594)	17,183	62,168
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities:
Provision (recovery) for loan and lease losses	17,765	41,088	1,712
Depreciation, amortization and accretion	(16,458)	13,812	2,805
Amortization of stock-based compensation	3,025	2,420	5,933
Deferred income tax (benefit) expense	8,293	(781)	(11,191)
Provision (benefit) for deferred taxes	11,294	—	—
Sale (purchase) of and principal payments on securities, trading, net	269	(5,486)	(16,515)
Net realized and unrealized (gain) loss on investment securities, trading	(2,398)	547	2,818
Net realized and unrealized (gain) loss on derivatives and sales of investment securities available-for-sale and loans	(4,066)	(18,459)	(6,925)
Loss (gain) on the reissuance/(extinguishment) of debt	—	1,403	4,442
(Gain) loss on sale of real estate	(64)	(206)	(6,127)
Settlement of derivative instruments	(72)	3,944	—
Impairment losses	26,470	372	—
Unrealized gain (loss) and net interest income on linked transactions, net	—	(235)	(5,615)
Equity in net (earnings) losses of unconsolidated entities	(5,973)	(2,388)	(4,767)
Changes in operating assets and liabilities, net of acquisitions
Decrease (increase) in restricted cash	551	2,292	4,937
Decrease (increase) in interest receivable, net of purchased interest	738	1,688	(5,140)
Increase (decrease) in management fee payable	185	—	171
Increase (decrease) in security deposits	—	—	4,696
Increase (decrease) in accounts payable and accrued liabilities	447	(2,569)	(5,801)
(Decrease) increase in accrued interest expense	(91)	3,063	235
(Increase) decrease in other assets	(3,071)	(10,025)	10,267
Net cash provided by (used in) continuing operating activities	6,250	47,663	38,103
Net cash provided by (used in) discontinued operating activities	35,563	22,332	(103,577)
Net cash (used in) provided by operating activities	41,813	69,995	(65,474)

CASH FLOWS FROM INVESTING ACTIVITIES:
Decrease (increase) in restricted cash	19,904	79,799	(23,568)
Deconsolidation of VIEs (1)	(472)	—	—
Origination and purchase of loans	(238,189)	(731,207)	(774,966)
Principal payments received on loans and leases	337,656	496,564	361,897
Proceeds from sale of loans	556	102,906	208,714
Purchase of securities available-for-sale	(17,428)	(40,375)	(180,990)
Principal payments on securities available-for-sale	100,802	75,960	56,053
Proceeds from sale of securities available-for-sale	2,818	65,787	147,171
Acquisition of securitization assets	(67,781)	—	—
Proceeds from sale of Northport TRS, LLC	2,361	—	—
Acquisition of controlling interest in Moselle CLO S.A.	—	—	(30,433)
Return of capital from (investment in) unconsolidated entity	(119)	2,715	9,557
Settlement of derivative instruments	1,013	5,553	(1,232)
Proceeds from sale of real estate held-for-sale	—	121	65,753
Improvements in investments in real estate	—	—	(221)
Purchase of furniture and fixtures	(28)	—	(69)
Acquisition of property and equipment	—	(14)	—
Investment in loans - related parties	—	—	(1,572)

The accompanying notes are an integral part of these statements
(Back to Index)

(Back to Index)

RESOURCE CAPITAL CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS − (Continued)
(in thousands)

	Years Ended December 31,
	2016	2015	2014
CASH FLOWS FROM INVESTING ACTIVITIES, continued:
Principal payments received on loans – related parties	—	558	3,848
Net cash provided by (used in) continuing investing activities	141,093	58,367	(160,058)
Net cash provided by (used in) discontinued investing activities	101,826	(117,872)	(233,192)
Net cash provided (used in) by investing activities	242,919	(59,505)	(393,250)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net proceeds from issuances of common stock and dividend reinvestment and stock purchase plan (net of offering costs of $0, $100 and $0)	115	228	30,297
Proceeds from issuance of 8.50% Series A redeemable preferred shares (net of offering costs of $0, $0 and $260)	—	—	8,984
Proceeds from issuance of 8.25% Series B redeemable preferred shares (net of offering costs of $0, $85 and $858)	—	3,028	47,481
Proceeds from issuance of 8.625% Series C redeemable preferred shares (net of offering costs of $0, $0 and $300)	—	—	116,268
Repurchase of common stock	(9,480)	(25,929)	(6,832)
Repurchase of preferred shares	(3,114)	—	—
Net proceeds (borrowings) from repurchase agreements	119,420	2,432	189,927
Proceeds from borrowings:
Securitizations	—	505,862	235,344
Convertible senior notes	—	99,000	—
Reissuance of debt	—	16,597	52,663
Payments on borrowings:
Collateralized debt obligations	—	(327,537)	(451,991)
Securitizations	(276,397)	(205,125)	(34,000)
Settlement of derivative instruments	—	—	1,865
Payment of debt issuance costs	(1,977)	(12,136)	(6,313)
Distributions to non-controlling interest and subordinated note holders	—	(12,433)	(2,323)
Proceeds received from non-controlling interests	—	—	14,213
Distributions paid on preferred stock	(24,158)	(24,390)	(15,008)
Distributions paid on common stock	(52,409)	(90,100)	(104,225)
Net cash (used in) provided by continuing financing activities	(248,000)	(70,503)	76,350
Net cash provided (used in) by discontinued financing activities	538	58,864	200,009
Net cash provided by (used in) financing activities	$(247,462)	$(11,639)	$276,359
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	37,270	(1,149)	(182,365)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	78,756	79,905	262,270
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$116,026	$78,756	$79,905
SUPPLEMENTAL DISCLOSURE:
Interest expense paid in cash	$46,959	$48,089	$35,690
Income taxes paid in cash	$4,051	$11,710	$3,305

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
DECEMBER 31, 2016

NOTE 1 - ORGANIZATION AND BASIS OF PRESENTATION
Resource Capital Corp. and its subsidiaries’ (collectively the "Company") originate, purchase and manage a diversified portfolio of commercial real estate ("CRE") debt investments.  Historically, the Company has also made investments in CRE-related assets and commercial finance assets. The Company’s investment activities are managed by Resource Capital Manager, Inc. ("Manager") pursuant to a management agreement (the "Management Agreement").  The Manager is a wholly-owned, indirect subsidiary of Resource America, Inc. ("Resource America") (formerly traded on NASDAQ: REXI). On September 8, 2016, Resource America was acquired by C-III Capital Partners LLC ("C-III"), a commercial real estate services company engaged in a broad range of activities, including primary and special loan servicing, loan origination, fund management, collateralized debt obligation ("CDO") management, principal investment, investment sales and multifamily property management. As part of the transaction, C-III took over control of the Manager with respect to the Management Agreement and became the beneficial owner of the Company’s common shares owned by Resource America, approximately 2.3% of the Company’s outstanding shares at December 31, 2016.
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
In November 2016, the Company received approval from its board of directors to execute a strategic plan ( the "Plan") to focus its strategy on CRE debt investments. The Plan contemplates disposing of certain legacy CRE loans, exit underperforming non-core asset classes and establishing a dividend policy based on sustainable earnings. Legacy CRE loans are loans underwritten prior to 2010. The Company met all of the criteria to classify the residential mortgage and middle market lending segments' assets and liabilities as held for sale in the fourth quarter of 2016. As a result of the reclassification, these segments were reported as discontinued operations and excluded from continuing operations and from segment results for all periods presented.
The following subsidiaries are consolidated in the Company’s financial statements:

•
RCC Real Estate, Inc. ("RCC Real Estate") holds real estate investments, including commercial real estate loans, commercial real estate-related securities and direct investments in real estate.  RCC Real Estate owns 100% of the equity of the following VIEs:

◦
RREF CDO 2006-1, a Cayman Islands limited liability company and qualified real estate investment trust ("REIT") subsidiary ("QRS").  RREF CDO 2006-1 was established to complete a collateralized debt obligation ("CDO") issuance secured by a portfolio of CRE loans and commercial mortgage-backed securities ("CMBS"). This entity was deconsolidated at January 1, 2016 and the retained investment is accounted for as an investment security, available-for-sale (see Note 2) in the Company's consolidated financial statements. On April 25, 2016, RREF CDO 2006-1 was liquidated and, in exchange for the Company's interests in RREF CDO 2006-1, the remaining assets of the CDO were distributed to the Company, comprised of investment securities available-for-sale and CRE loans held for investment, which were recorded at fair value.

◦
RREF CDO 2007-1, a Cayman Islands limited liability company and QRS.  RREF CDO 2007-1 was established to complete a CDO issuance secured by a portfolio of CRE loans and CMBS. This entity was deconsolidated at January 1, 2016 and the retained investment is now accounted for as an investment security, available-for-sale (see Note 2) in the Company's consolidated financial statements. On November 25, 2016, RREF CDO

(Back to Index)

(Back to Index)

RESOURCE CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS − (Continued)
DECEMBER 31, 2016

2007-1 was liquidated and, in exchange for the Company's interests in RREF CDO 2007-1, the remaining assets of the CDO were distributed to the Company, comprised of investment securities available-for-sale and loans held for investment, which were recorded at fair value.

◦
Resource Capital Corp. CRE Notes 2013, Ltd. ("RCC CRE Notes 2013"), a Cayman Islands limited liability company and QRS, was established to complete a CRE securitization issuance secured by a portfolio of CRE loans. RCC CRE Notes 2013 was liquidated in December 2016 and, as a result, the remaining assets were returned to the Company in exchange for the Company's preference shares and equity notes in the securitization.

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

•
RCC Commercial, Inc. ("RCC Commercial") holds a 29.6% investment in NEW NP, LLC ("NEW NP, LLC"), a Delaware limited liability company, which holds syndicated corporate loans and the Company's self-originated middle market loans, and owns 100% of the equity of the following VIE:

◦
Apidos CDO III, Ltd. ("Apidos CDO III"), a Cayman Islands limited liability company and taxable REIT subsidiary ("TRS"), was established to complete a CDO issuance secured by a portfolio of syndicated corporate loans and asset-backed securities ("ABS"). In June 2015, the Company liquidated Apidos CDO III and, as a result, all of the assets were sold.

•
RCC Commercial II, Inc. ("Commercial II") holds structured notes, available-for-sale securities and investments in the subordinated notes of foreign, syndicated corporate loan collateralized loan obligation ("CLO") vehicles.  Commercial II owns 100% , 68.3%, and 88.6%, respectively, of the equity of the following VIEs:

◦
Apidos Cinco CDO, a Cayman Islands limited liability company and TRS, was established to complete a CDO issuance secured by a portfolio of syndicated corporate loans, ABS and corporate bonds. This entity was deconsolidated at January 1, 2016 and the retained investment was accounted for as an investment security, available-for-sale (see Note 2). In November 2016, the Company liquidated Apidos Cinco CDO and, as a result, substantially all of the assets were sold. The remaining assets were consolidated by the Company upon liquidation and are marked at fair value.

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

•	RCC Commercial III, Inc. ("Commercial III") holds syndicated corporate loan investments. Commercial III owns 90% of the equity of the following VIE:

◦
Apidos CDO I, Ltd. ("Apidos CDO I"), a Cayman Islands limited liability company and TRS, was established to complete a CDO issuance secured by a portfolio of syndicated corporate loans and ABS. In October 2014, the Company liquidated Apidos CLO I, and as a result, substantially all of the assets were sold.

•	RSO EquityCo, LLC ("RSO Equity") owned 10% of the equity of Apidos CDO I and 10% of the equity of Apidos CLO VIII, Ltd ("Apidos CLO VIII"), a Cayman Islands limited liability company and TRS.

•	RCC Residential Portfolio, Inc. ("RCC Resi Portfolio"), a Delaware corporation directly owned by the Company, invests in residential mortgage-backed securities ("RMBS").

•
RCC Resi TRS, a TRS directly owned by the Company, is a Delaware corporation which was formed to hold strategic residential mortgage positions which could not be held by RCC Resi Portfolio. RCC Resi TRS also owns 100% of the equity, unless otherwise stated, in the following:

◦
Primary Capital Mortgage, LLC ("PCM"), (formerly known as Primary Capital Advisors, LLC), a limited liability company that originates and services residential mortgage loans. In November 2016, PCM's operations were reclassified to discontinued operations. See Note 27 for further discussion.

(Back to Index)

(Back to Index)

RESOURCE CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS − (Continued)
DECEMBER 31, 2016

◦	RCM Global Manager, LLC ("RCM Global Manager"), a Delaware limited liability company, owns 21.6% of the following entity:

▪
RCM Global, a Delaware limited liability company, holds a portfolio of investment securities, available-for-sale. This entity was deconsolidated at January 1, 2016 and the retained investment is now accounted for as an equity method investment (see Note 2).

◦	RCC Residential Depositor, LLC ("RCC Resi Depositor"), a Delaware limited liability company, owns 100% of the following entity:

▪
RCC Residential Acquisition, LLC ("RCC Resi Acquisition"), a Delaware limited liability company, which was formed to purchase residential mortgage loans from PCM and transfer the assets to RCC Residential Opportunities Trust ("RCC Opp Trust").

*	RCC Opp Trust, a Delaware statutory trust, which was formed to hold a portfolio of residential mortgage loans, available-for-sale.

◦
Resource TRS III, LLC, formerly Resource TRS III, Inc. ("Resource TRS III"), a TRS directly owned by the Company, held the Company’s interests in a syndicated corporate loan CDO originated by the Company.  Resource TRS III previously owned 33% of the equity of Apidos CLO VIII, which was liquidated in October 2013.

◦
Resource TRS IV, LLC, formerly Resource TRS IV, Inc. ("Resource TRS IV"), a TRS directly owned by the Company, held the Company's equity investment in hotel condominium units acquired in conjunction with a loan foreclosure. The hotel condominium units were sold in April 2014.

◦
Resource TRS V, LLC, formerly Resource TRS V, Inc., ("Resource TRS V"), a TRS directly owned by the Company, held the Company's equity investment in a held for sale condominium complex. All of the condominium units were sold at December 31, 2013.

◦	Long Term Care Conversion Funding ("LTCC Funding"), a New York limited liability company, which provides funding through a financing facility to fund the acquisition of life settlement contracts.

◦
Life Care Funding, LLC ("LCF"), a New York limited liability company, is a joint venture between RCC Resi TRS, which owns a 70.9% equity interest, and Life Care Funding Group Partners. LCF was established for the purpose of acquiring life settlement contracts. As part of the Company's plan to exit under-performing non-core asset classes, the assets and liabilities of LCF were reclassified as held for sale status at December 31, 2016.

◦
ZWH4, LLC ("ZAIS"), a Delaware limited liability company, which owned a beneficial interest in the warehouse credit facility of ZAIS CLO 4, Limited, is a Cayman Islands exempted limited liability company, in equity form, that is used to finance the purchase of syndicated corporate loans. The warehouse credit facility closed on May 5, 2016, at which time, Resource TRS III purchased a beneficial interest in ZAIS CLO 4, which was sold in November 2016.

Resource TRS, LLC, a Delaware limited liability company, which holds a 25.8% investment in NEW NP LLC.

◦
RCC TRS, LLC, formerly Resource TRS, Inc. ("Resource TRS"), holds the Company’s equity investment in a leasing company and holds all of its investment securities, trading (through both direct and indirect investments in such securities). Resource TRS also owns equity in the following:

▪
NEW NP, LLC holds syndicated corporate loan investments and the Company's self-originated middle market loans. Resource TRS owns 44.6% of the equity in NEW NP, LLC at December 31, 2016. An additional 29.6% of the equity is owned by RCC Commercial. NEW NP, LLC owned 100% of Northport TRS, LLC, a Delaware limited liability company, which held middle market loans. NEW NP, LLC sold its interest in Northport TRS, LLC on August 4, 2016. In November 2016, NP, LLC's operations were reclassified to discontinued operations. See Note 27 for further discussion.

▪
Pelium Capital, a Delaware limited partnership, which holds investment securities, trading. Resource TRS owns 80.2% of the equity in Pelium Capital at December 31, 2016. This entity was deconsolidated at January 1, 2016 and the retained investment is now accounted for as an equity method investment (see Note 2).

◦
Resource Capital Asset Management ("RCAM"), a domestic limited liability company, which is entitled to collect senior, subordinated, and incentive fees related to one remaining CLO issuer to which it provides management services through CVC Credit Partners, L.P., formerly Apidos Capital Management ("ACM"), a subsidiary of CVC Capital Partners SICAV-FIS, S.A., a private equity firm ("CVC"). Resource America indirectly owns a 24% interest in CVC Credit Partners, L.P., ("CVC Credit Partners").

(Back to Index)

(Back to Index)

RESOURCE CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS − (Continued)
DECEMBER 31, 2016

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Principles of Consolidation
The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America ("GAAP"). The consolidated financial statements include the accounts of the Company. All inter-company transactions and balances have been eliminated.
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

(Back to Index)

(Back to Index)

RESOURCE CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS − (Continued)
DECEMBER 31, 2016

Use of Estimates
The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Estimates affecting the accompanying consolidated financial statements include the net realizable and fair values of the Company's investments and derivatives, the estimated life used on investments to calculate depreciation, amortization and accretion of premiums and discounts, respectively, provisions for loan losses, valuation of servicing assets and the disclosure of contingent liabilities.
Cash and Cash Equivalents
Cash and cash equivalents include cash on hand and all highly liquid investments with original maturities of three months or less at the time of purchase. At December 31, 2016 and 2015, approximately $111.6 million and $74.3 million, respectively, of the reported cash balances exceeded the Federal Deposit Insurance Corporation deposit insurance limit of $250,000 per institution, subjecting the Company to risk related to the uninsured balance. All of the Company's cash deposits are held at large, established financial institutions.
Investment in Unconsolidated Entities
The Company's non-controlling investments in unconsolidated entities are included in investments in unconsolidated entities on the consolidated balance sheets and may be accounted for under the equity method or the cost method.
Under the equity method, capital contributions, distributions, profits and losses of the entities are allocated in accordance with the terms of the entities' operating agreements. Such allocations may differ from the stated percentage interests, if any, as a result of preferred returns and allocation formulas as described in the entities' operating agreements. For non-controlling investments in unconsolidated entities qualifying for equity method treatment with substantive profit-sharing arrangements, the hypothetical liquidation at book value ("HLBV") method may be used for recognizing earnings. Under the HLBV method, earnings are calculated and recognized based on the change in how the unconsolidated entity would allocate and distribute its cash if it were to liquidate the carrying value of its assets and liabilities on the beginning and end dates of the earnings period; excluding contributions made or distributions received.
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
The Company’s investment securities, trading and investment securities available-for-sale are reported at fair value.  To determine fair value, the Company uses an independent third-party valuation firm utilizing data available in the market as well as appropriate prepayment, default and recovery rates.  These valuations are validated utilizing dealer quotes or bids or internal models. If there is a material difference between the value indicated by the third-party valuation firm and the dealer quote, bid or internal models, the Company will evaluate the difference, which could result in an updated valuation from the third-party or a revised dealer quote. Based on a prioritization of inputs used in valuation of each position, the Company categorizes these investments as either Level 2 or Level 3 in the fair value hierarchy. Any changes in fair value to the Company's investment securities, trading are recorded in the Company’s consolidated statements of operations as net realized and unrealized gain (loss) on investment securities, trading. Any changes in fair value to the Company's investment securities available-for-sale are recorded in the Company’s consolidated balance sheets as a component of accumulated other comprehensive income (loss) in stockholders' equity.

(Back to Index)

(Back to Index)

RESOURCE CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS − (Continued)
DECEMBER 31, 2016

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
Investment Interest Income Recognition
Interest income on the Company’s mortgage-backed and other asset-backed securities is accrued using the effective yield method based on the actual coupon rate and the outstanding principal amount of the underlying mortgages or other assets.  Premiums and discounts are amortized or accreted into interest income over the expected lives of the securities also using the effective yield method, adjusted for the effects of estimated prepayments.  For an investment purchased at par, the effective yield is the contractual interest rate on the investment.  If the investment is purchased at a discount or at a premium, the effective yield is computed based on the contractual interest rate increased for the accretion of a purchase discount or decreased for the amortization of a purchase premium.  The effective yield method requires the Company to make estimates of future prepayment rates for its investments that can be contractually prepaid before their contractual maturity date so that the purchase discount can be accreted, or the purchase premium can be amortized, over the estimated remaining life of the investment.  The prepayment estimates that the Company uses directly impact the estimated remaining lives of its investments.  Actual prepayment estimates are reviewed as of each quarter end or more frequently if the Company becomes aware of any material information that would lead it to believe that an adjustment is necessary.  If prepayment estimates are incorrect, the amortization or accretion of premiums and discounts may have to be adjusted, which would have an impact on future income.
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
Loans
The Company acquires loans through direct origination, through the acquisition of participations in commercial real estate loans and corporate leveraged loans in the secondary market and through syndications of newly originated loans. Loans are held

(Back to Index)

(Back to Index)

RESOURCE CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS − (Continued)
DECEMBER 31, 2016

for investment; therefore, the Company initially records them at their acquisition price, and subsequently, accounts for them based on their outstanding principal plus or minus unamortized premiums or discounts. The Company may sell a loan held for investment where the credit fundamentals underlying a particular loan have changed in such a manner that the Company's expected return on investment may decrease. Once the determination has been made by the Company that it no longer will hold the loan for investment, the Company identifies these loans as loans held for sale. Any credit-related impairment considerations prior to the transfer to loans held for sale are accounted for through the allowance for loan and lease losses. At December 31, 2016, the Company has disclosed certain legacy CRE loans in assets held for sale in its consolidated balance sheet.
Loan Interest Income Recognition
Interest income on loans includes interest at stated rates adjusted for amortization or accretion of premiums and discounts. Premiums and discounts are amortized or accreted into income using the effective yield method. If a loan with a premium or discount is prepaid, the Company immediately recognizes the unamortized portion as a decrease or increase to interest income. In addition, the Company defers loan origination fees and loan origination costs and recognizes them over the life of the related loan against interest income using the straight line method which approximates the effective yield method.
Allowance for Loan Loss
The Company maintains an allowance for loan loss.  For the Company's CRE and syndicated corporate loan portfolios, loans held for investment are first individually evaluated for impairment to determine whether a specific reserve is required.  Loans that are not determined to be impaired individually are then evaluated for impairment as a homogeneous pool of loans with substantially similar characteristics so that a general reserve can be established, if needed.  The reviews are performed at least quarterly.
The Company considers a loan to be impaired if one of two conditions exists.  The first condition is if, based on current information and events, management believes that a loss event has occurred which makes it probable that the Company will be unable to collect all amounts due according to the contractual terms of the loan agreement.  The second condition is if the loan is deemed to be a troubled-debt restructuring ("TDR") where a concession has been given to a borrower in financial difficulty.  These TDRs may not have an associated specific loan loss allowance if the principal and interest amount is considered recoverable based on current market conditions, expected collateral performance and/or guarantees made by the borrowers.
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
An impaired loan may remain on accrual status during the period in which the Company is pursuing repayment of the loan; however, the loan would be placed on non-accrual status at such time as (i) management believes that scheduled debt service payments will not be met within the coming 12 months; (ii) the loan becomes 90 days delinquent; (iii) management determines the borrower is incapable of, or has ceased efforts toward, curing the cause of the impairment; or (iv) the net realizable value of the loan’s underlying collateral approximates the Company’s carrying value for such loan.  While on non-accrual status, the Company recognizes interest income only when an actual payment is received if a credit analysis supports the borrower's principal repayment capacity. When a loan is placed on non-accrual, previously accrued interest is reversed from interest income.
Loans that experience insignificant payment delays and payment shortfalls generally are not classified as impaired. Management determines the significance of payment delays and payment shortfalls on a case-by-case basis, taking into consideration all of the circumstances surrounding the loan and the borrower, including the length of the delay, the reasons for the delay, the borrower's prior payment record, and the amount of the shortfall in relation to the principal and interest owed. All impaired loans are carried at fair value and are measured on a quarterly basis. The fair value is determined using unobservable inputs including estimates of selling costs (Level 3).
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
DECEMBER 31, 2016

asset’s use and eventual disposition.  If impairment has occurred, the loss will be measured as the excess of the carrying amount of the asset over the fair value of the asset.
During the year ended December 31, 2016, the Company recorded an impairment charge of $3.7 million, on a pre-tax basis, with respect to the Company's intangible assets in impairment losses on the Company's consolidated statement of operations. During the year ended December 31, 2015, the Company recorded an impairment charge of $2.4 million, on a pre-tax basis, with respect to the Company's intangible assets in depreciation and amortization on the Company's consolidated statement of operations. There were no impairment charges recorded with respect to the Company’s investment in real estate or intangible assets during the year ended December 31, 2014.

Assets and Liabilities Held for Sale
The Company classifies long-lived assets or a disposal group to be sold as held for sale in the period in which all of the following criteria are met: management, having the authority to approve the action, commits to a plan to sell the asset or the disposal group; the asset or disposal group is available for immediate sale in its present condition subject only to terms that are usual and customary for sales of such assets; an active program to locate a buyer and other actions required to complete the plan to sell the asset or disposal group have been initiated; the sale of the asset or disposal group is probable, and transfer of the asset or disposal group is expected to qualify for recognition as a completed sale within one year, except if events or circumstances beyond the Company's control extend the period of time required to sell the asset or disposal group beyond one year; the asset or disposal group is being actively marketed for sale at a price that is reasonable in relation to its current fair value; and actions required to complete the plan indicate that it is unlikely that significant changes to the plan will be made or that the plan will be withdrawn.

A long-lived asset or disposal group that is classified as held for sale is initially measured at the lower of its cost or fair value less any costs to sell. Any loss resulting from the transfer of long-lived assets or disposal groups to assets held for sale is recognized in the period in which the held for sale criteria are met. Legacy CRE loans included as assets held for sale were measured at the lower of cost or fair value on the date the legacy CRE loan was transferred to assets held for sale. Any specific loan loss reserves for legacy CRE loans transferred to assets held for sale were measured and charged off on the date of transfer, establishing a new cost basis for the loans.
The fair values of assets held for sale are assessed each reporting period and changes in such fair values are reported as an adjustment to the carrying value of the asset or disposal group with an offset to the income statement line item "Fair value adjustments on financial assets held for sale" to the extent that any subsequent changes in fair value do not exceed the cost basis of the asset or disposal group.
Additionally, upon determining that a long-lived asset or disposal group meets the criteria to be classified as held for sale, the Company reports the assets and liabilities of the disposal group, if material, in the line items assets or liabilities held for sale in the consolidated balance sheets. See Note 27.

Discontinued Operations
The results of operations of a component or a group of components of the Company that either has been disposed of or is classified as held for sale is reported in discontinued operations if the disposal represents a strategic shift that has or will have a major effect on the Company’s operations and financial results.
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
DECEMBER 31, 2016

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
In addition, Apidos CDO I, Apidos CDO III, Apidos Cinco CDO, Harvest CLO VII, Harvest CLO VIII, and Harvest CLO XV Designated Activity Company ("Harvest CLO XV"), the Company's foreign TRSs, are organized as exempted companies incorporated with limited liability under the laws of the Cayman Islands and, with respect to Harvest CLO VII, Harvest CLO VIII, and Harvest CLO XV, Ireland, and are generally exempt from federal and state income tax at the corporate level because their activities in the United States are limited to trading in stock and securities for their own account.  Therefore, despite their status as TRSs, they generally will not be subject to corporate tax on their earnings and no provision for income taxes is required. However, because they are either controlled foreign corporations or passive foreign investment companies (in which the Company has made a Qualified Electing Fund election), the Company will generally be required to include its share of current taxable income from the foreign TRSs in its calculation of REIT taxable income.
The Company accounts for taxes assessed by a governmental authority that is directly imposed on a revenue-producing transaction (e.g., sales, use, value added) on a net (excluded from revenue) basis.
Stock Based Compensation
Issuances of restricted stock and options are accounted for using the fair value based methodology whereby the fair value of the award is measured on the grant date and expensed monthly to equity compensation expense-related party on the consolidated statements of operations with a corresponding entry to additional paid-in capital. For issuances to the Company's Manager and to non-employees, the unvested stock and options are adjusted quarterly to reflect changes in fair value as performance under the agreement is completed. For issuances to the Company's eight non-employee directors or to any direct employees of the Company's subsidiaries, the amount is not remeasured under the fair value-based method. The compensation for each of these issuances is amortized over the service period and included in equity compensation expense.
Net Income (Loss) Per Share
The Company calculates basic income per share by dividing net income for the period by the weighted-average number of shares of its common stock, including vested restricted stock and participating securities, outstanding for that period. Diluted income per share takes into account the effect of dilutive investments, such as stock options, unvested restricted stock and convertible debt, but uses the average share price for the period in determining the number of incremental shares that are to be added to the weighted-average number of shares outstanding.
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
Linked Transactions
Prior to January 1, 2015, if the Company financed the purchase of securities with repurchase agreements with the same counterparty from whom the securities were purchased and both transactions were entered into contemporaneously or in

(Back to Index)

(Back to Index)

RESOURCE CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS − (Continued)
DECEMBER 31, 2016

contemplation of each other, the transactions were presumed not to meet sale accounting criteria and the Company accounted for the purchase of such securities and the repurchase agreement on a net basis and recorded a forward purchase commitment to purchase securities (each, a "Linked Transaction") at fair value on the Company's consolidated balance sheets in the line item linked transactions, at fair value. Changes in the fair value of the assets and liabilities underlying the linked transactions and associated interest income and interest expense were reported as unrealized (loss) gain and net interest income on linked transactions, net on the Company's consolidated statements of operations. Due to a change in accounting guidance, as of January 1, 2015, the concept of linked transactions no longer exists.
Recent Accounting Standards
In January 2017, the Financial Accounting Standards Board, or FASB, issued guidance to add the SEC Staff Announcement "Disclosure of the Impact that Recently Issued Accounting Standards will have on the Financial Statements of a Registrant when such Standards are Adopted in a Future Period (in accordance with Staff Accounting Bulletin Topic 11.M)." The announcement applies to the May 2014 guidance on revenue recognition from contracts with customers, the February 2016 guidance on leases and the June 2016 guidance on how credit losses for most financial assets and certain other instruments that are measured at fair value through net income are determined. The announcement provides the SEC staff view that a registrant should evaluate certain recent accounting standards that have not yet been adopted to determine appropriate financial statement disclosures about the potential material effects of those recent accounting standards. If a registrant does not know or cannot reasonably estimate the impact that adoption of the recent accounting standards referenced in this announcement is expected to have on the financial statements, then the registrant should make a statement to that effect and consider the additional qualitative financial statement disclosures to assist the reader in assessing the significance of the impact that the recent accounting standards will have on the financial statements of the registrant when adopted. The Company has not completed its assessment under the new guidance on revenue recognition from contracts with customers, however, it expects to identify similar performance obligations as currently identified; therefore, the Company does not expect a material impact upon the application of this guidance. The Company is currently evaluating the impact of this guidance on leases and the measurement of credit losses on financial instruments and its impact on its consolidated financial statements.
In January 2017, the FASB issued guidance to assist entities with evaluating whether transactions should be accounted for as acquisitions, or disposals, of assets or businesses. The guidance provides a screen to determine when an integrated set of assets and activities (a "set") is not a business. The screen requires that when substantially all of the fair value of the gross assets acquired, or disposed of, is concentrated in a single identifiable asset or a group of similar identifiable assets, the set is not a business. If the screen is not met, the guidance requires that to be considered a business, a set must include, at a minimum, an input and a substantive process that together significantly contribute to the ability to create output; and remove the evaluation of whether a market participant could replace missing elements. The guidance also narrows the definition of an output to: the result of inputs and processes applied to those inputs that provide goods or services to customers, investment income (such as dividends or interest), or other revenues. The guidance is effective for annual reporting periods beginning after December 15, 2017, and interim periods within that reporting period. Early adoption is permitted only for certain transactions. The Company is in the process of evaluating the impact of this new guidance.
In November 2016, the FASB issued guidance to reduce the diversity in practice of the classification and presentation of changes in restricted cash on the statement of cash flows. The guidance requires that a statement of cash flows explain the change during the period in the total of cash, cash equivalents and amounts generally described as restricted cash or restricted cash equivalents. The guidance is effective for annual reporting periods beginning after December 15, 2017, and interim periods within that reporting period. Early adoption is permitted. The Company is in the process of evaluating the impact of this new guidance.
In October 2016, the FASB issued guidance to amend how a reporting entity that is the single decision maker of a VIE should treat indirect interests in the entity held through related parties that are under common control with the reporting entity when determining whether it is the primary beneficiary of that VIE. The guidance requires that if, under the first characteristic of a primary beneficiary, the reporting entity determines that it is the single decision maker of a VIE, then the reporting entity is required to include all of its direct variable interests in a VIE and, on a proportionate basis, its indirect variable interests in a VIE held through related parties, including related parties that are under common control with the reporting entity, in determining whether it satisfies the second characteristic of a primary beneficiary, the obligation to absorb losses of the VIE that could potentially be significant to the VIE or the right to receive benefits from the VIE that could potentially be significant to the VIE. If the reporting entity does not satisfy the second characteristic of a primary beneficiary after performing the assessment, the reporting entity is required to evaluate whether it and one or more of its related parties under common control, as a group, have the characteristics of a primary beneficiary. If the characteristics of a primary beneficiary are met as a group, then the party within the related party group that is most closely associated with the VIE is the primary beneficiary. The guidance is effective for annual reporting periods

(Back to Index)

(Back to Index)

RESOURCE CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS − (Continued)
DECEMBER 31, 2016

beginning after December 15, 2016, and interim periods within that reporting period. Early adoption is permitted. The Company is in the process of evaluating the impact of this new guidance.
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

(Back to Index)

(Back to Index)

RESOURCE CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS − (Continued)
DECEMBER 31, 2016

In September 2015, the FASB issued guidance that simplifies the accounting for adjustments made to provisional amounts recognized in a business combination, which are currently recognized on a retrospective basis. Under the new requirements, adjustments to provisional amounts will be recognized in the reporting period in which the adjustments are determined. The effects of changes in depreciation, amortization, or other income arising from changes to the provisional amounts, if any, are included in earnings of the reporting period in which the adjustments to the provisional amounts are determined. An entity is also required to present separately on the face of the income statement or disclose in the notes the portion of the amount recorded in current-period earnings by line item that would have been recorded in previous reporting periods if the adjustment to the provisional amounts had been recognized as of the acquisition date. It was effective for annual periods, and interim periods within those annual periods, beginning after December 15, 2015. Adoption did not have a material impact on the Company's consolidated financial statements.
In April 2015, the FASB issued guidance that simplifies the presentation of debt issuance costs by requiring that debt issuance costs be presented in the balance sheet as a deduction from the carrying amount of the related debt liability, consistent with debt discounts or premiums. The recognition and measurement guidance for debt issuance costs are not affected by the amendments in this update. It is effective for annual reporting periods beginning after December 15, 2015. The Company early adopted the provisions of this guidance. Note 13, Borrowings, reflects the presentation of debt issuance costs as prescribed by this accounting standards update. Adoption did not have a material impact on the Company's consolidated financial statements.
In February 2015, the FASB issued guidance that requires an entity to evaluate whether it should consolidate certain legal entities. All legal entities are subject to reevaluation under the revised consolidation model. Specifically, the amendments: (1) modify the evaluation of whether limited partnerships and similar legal entities are VIEs; (2) eliminate the presumption that a general partner should consolidate a limited partnership; (3) affect the consolidation analysis of reporting entities that are involved with VIEs, particularly those that have fee arrangements and related-party relationships; and (4) provide a scope exception from consolidation guidance for reporting entities with interests in legal entities that are required to comply with or operate in accordance with requirements that are similar to those in Rule 2a-7 of the Investment Company Act of 1940 for registered money market funds. This guidance was effective for public business entities for fiscal years, and for interim periods within those fiscal years, beginning after December 15, 2015.
On January 1, 2016, the Company adopted the above guidance as required.  As a result of its re-evaluation, the Company determined it was no longer the primary beneficiary of the following VIEs and, therefore, they were deconsolidated: RREF CDO 2006-1, RREF CDO 2007-1, Apidos Cinco CDO, Pelium Capital, and RCM Global.  As a result of these deconsolidations, the Company no longer reflects the underlying collateral (loans and securities) of those VIEs in its consolidated financial statements. Instead, the Company prospectively reflects in its consolidated balance sheet, its direct investments (the "retained investments") in the issued and outstanding securities of those VIEs. The Company's retained investments in RREF CDO 2006-1, RREF CDO 2007-1, Apidos Cinco CDO are now accounted for as investment securities available-for-sale and, as a result, are marked-to-market while the Company's retained investments in Pelium Capital and RCM Global are accounted for as equity method investments. The Company has elected to retrospectively reflect the deconsolidation of these entities on a modified basis, which resulted in a reduction to the beginning balance of retained earnings as of January 1, 2016, of $16.9 million.  The reduction to retained earnings represents the effect of marking the investments to market value as of the date of the adoption.
The following table summarizes the net impact of the deconsolidation of the five VIEs upon adoption on January 1, 2016 (in thousands) net of eliminations:

(Back to Index)

(Back to Index)

RESOURCE CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS − (Continued)
DECEMBER 31, 2016

	Total Deconsolidated VIEs	Retained Interest at 1/1/2016	Net Impact on Deconsolidation
ASSETS:
Cash and cash equivalents	$472	$—	$472
Restricted cash	17,076	—	17,076
Loans, pledged as collateral and net of allowances (1)(2)(3)	364,589	—	364,589
Loans held for sale	1,322	—	1,322
Investment securities available-for-sale, at fair value	68,997	166,769	(97,772)
Investment securities, trading	21,851	—	21,851
Investments in deconsolidated entities	17,250	23,175	(5,925)
Interest receivable	4,299	—	4,299
Principal paydown receivable	17,800	—	17,800
Prepaid expenses	256	—	256
Other assets	972	—	972
Total assets	$514,884	$189,944	$324,940

LIABILITIES:
Borrowings	$297,191	$—	$297,191
Accrued interest expense	297	—	297
Derivative liabilities, at fair value	3,346	—	3,346
Accounts payable and other liabilities	255	—	255
Total liabilities	301,089	—	301,089
Retained earnings	206,876	189,944	16,932
Non-controlling interests	8,876	—	8,876
Accumulated other comprehensive loss	(1,957)	—	(1,957)
Total equity	213,795	189,944	23,851
Total liabilities and equity	$514,884	$189,944	$324,940

(1)	As part of the deconsolidation of RREF CDO 2006-1 and RREF CDO 2007-1, $40.3 million of specific reserves and $142,000 of general reserves on CRE loans were deconsolidated as of January 1, 2016.

(2)
As part of the deconsolidation of Apidos Cinco CDO, $1.3 million of specific reserves on the syndicated corporate loans were deconsolidated as of January 1, 2016. Apidos Cinco CDO liquidated on November 14, 2016 and, as a result, the Company acquired and re-consolidated the remaining cash and assets of the CDO.

(3)
As part of the deconsolidation of RREF CDO 2006-1 and RREF CDO 2007-1, the Company deconsolidated four loans representing the senior participations in commercial real estate loans totaling $91.3 million that were previously disclosed as both impaired loans and troubled debt restructurings at December 31, 2015.

In May 2014, the FASB issued guidance that establishes key principles by which an entity determines the amount and timing of revenue recognized from customer contracts. At issuance, the guidance was effective for the first interim or annual period beginning after December 15, 2016. In August 2015, the FASB issued additional guidance that delayed the previous effective date by one year, resulting in the original guidance becoming effective for the first interim or annual period beginning after December 15, 2017. Early application, which was not permissible under the initial effectiveness timeline, is now permissible though no earlier than as of the first interim or annual period beginning after December 15, 2016. In 2016, the FASB issued multiple amendments to the accounting standard to provide further clarification. The Company has not completed its assessment under the new guidance, however, it expects to identify similar performance obligations as currently identified; therefore, the Company does not expect a material impact upon the application of this guidance.
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

(Back to Index)

(Back to Index)

RESOURCE CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS − (Continued)
DECEMBER 31, 2016

In August 2014, the FASB issued guidance that clarifies the disclosures management must make in its interim and annual financial statement footnotes when management has determined that conditions exist that raise substantial doubt about the entity’s ability to continue as a going concern within one year after the date the financial statements are issued (or within one year after the date the financial statements are available to be issued when applicable). In accordance with this guidance, management’s assessment is required to be made each reporting period and should be based on relevant conditions and events that are known and reasonably knowable at the date the financial statements are issued. In all cases, to the extent that substantial doubt about the entity’s ability to continue as a going concern is determined to be probable, management must disclose the principal conditions or events that gave rise to the substantial doubt about the entity’s ability to continue as a going concern, management’s evaluation of the significance of those conditions or events in relation to the entity’s ability to meet its obligations, and management’s plans that either alleviate or are intended to mitigate the conditions or events that gave rise to the substantial doubt about the entity’s ability to continue as a going concern. Additionally, to the extent substantial doubt about the entity’s ability to continue as a going concern is not alleviated by management’s plans, management must indicate in the footnotes that there is substantial doubt about the entity’s ability to continue as a going concern. This guidance is effective for the annual period ending after December 15, 2016, and for annual periods and interim periods thereafter. Early adoption is permitted. Adoption did not have a material impact on the disclosures in the Company's consolidated financial statements.
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
Reclassifications
Certain reclassifications have been made to the 2014 and 2015 consolidated financial statements to conform to the 2016 presentation, including the impact of discontinued operations and assets and liabilities held for sale.
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
Consolidated VIEs (the Company is the primary beneficiary)
Based on management’s analysis, the Company is the primary beneficiary of seven VIEs at December 31, 2016: Apidos CDO I, Apidos CDO III, Apidos Cinco CDO, Whitney CLO I, RCC 2014-CRE2, RCC 2015-CRE3 and RCC 2015-CRE4 (collectively the "Consolidated VIEs"). The Consolidated VIEs were formed on behalf of the Company to invest in real estate-related securities, CMBS, property available-for-sale, syndicated corporate loans, corporate bonds and asset-backed securities and were financed by the issuance of debt securities. The Manager manages the commercial real estate-related entities on behalf of the Company, and CVC Credit Partners manages the commercial finance-related entities on behalf of the Company. By financing these assets with long-term borrowings through the issuance of bonds, the Company seeks to generate attractive risk-adjusted equity returns and to match the term of its assets and liabilities. The primary beneficiary determination for each of these VIEs was made

(Back to Index)

(Back to Index)

RESOURCE CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS − (Continued)
DECEMBER 31, 2016

at each VIE’s inception and is continually assessed. All of the Company's VIEs were reevaluated under the revised consolidation model effective for the Company on January 1, 2016 (see Note 2).
At December 31, 2015, the Company was the primary beneficiary of 13 VIEs: Apidos CDO I, Apidos CDO III, Apidos Cinco CDO, Apidos CLO VIII, RREF CDO 2006-1, RREF CDO 2007-1, Whitney CLO I, RCC CRE Notes 2013, RCC 2014-CRE2, RCC 2015-CRE3, RCC 2015-CRE4, Moselle CLO and RCM Global (collectively, the "Consolidated VIEs at December 31, 2015"). In performing the primary beneficiary analysis for the Consolidated VIEs at December 31, 2015, it was determined that the parties that have the power to direct the activities that are most significant to each of these VIEs and that had the right to receive benefits or the obligation to absorb losses that could potentially be significant to these VIEs, were a related-party group. It was then determined that the Company was the party within that group that was more closely associated with each such VIE considering the design of the VIE, the principal-agency relationship between the Company and other members of the related-party group, and the relationship and significance of the activities of the VIE to the Company compared to the other members of the related-party group. Apidos CDO I, Apidos CDO III, Apidos Cinco CDO, Apidos CLO VIII, RREF CDO 2006-1, RREF CDO 2007-1, RCC CRE Notes 2013, RCC 2014-CRE2, RCC 2015-CRE3 and RCC 2015-CRE4 were formed on behalf of the Company to invest in real estate-related securities, CMBS, property available-for-sale, syndicated corporate loans, corporate bonds and asset-backed securities and were financed by the issuance of debt securities. The Manager manages the commercial real estate-related entities on behalf of the Company, and CVC Credit Partners manages the commercial finance-related entities on behalf of the Company. The primary beneficiary determination for each of these VIEs was made at each VIE’s inception and is continually assessed. In December 2016, RCC CRE Notes 2013 was liquidated and, as a result, the remaining assets were returned to the Company in exchange for the Company's preference shares and equity notes in the securitization.
On November 14, 2016, the Company substantially liquidated Apidos Cinco CDO, a syndicated corporate loan CLO determined to be a VIE that is managed by CVC Credit Partners, a related party to the Company. As a result of the liquidation, all senior and mezzanine notes of the securitization were repaid, leaving only the Company's equity interest in the securitization outstanding as of December 31, 2016. Because substantially all of the VIE's activities are being conducted on behalf of a single variable interest holder that is a related party of the decision maker, it was determined that the Company is the primary beneficiary of the transaction and, as such, should consolidate Apidos Cinco CDO. The Company consolidated the remaining restricted cash, one structured security and three syndicated corporate loans for a combined fair value of $2.3 million. The Company received $20.4 million as a result of the liquidation through December 2016. The Company elected the fair value option for the structured security and syndicated bank loans upon acquisition, as given the short hold period, the Company believes fair value is the most useful indication of value for these asset.
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
Whitney CLO I was a securitization in which the Company acquired rights to manage the collateral assets held by the entity in February 2011. For a discussion on the primary beneficiary analysis for Whitney, see "— Unconsolidated VIEs – Resource Capital Asset Management," below.
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
DECEMBER 31, 2016

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
The creditors of the Company’s seven consolidated VIEs have no recourse to the general credit of the Company. During the year ended December 31, 2016, the Company provided no financial support to any of its VIEs nor does it have any requirement to do so, although it may choose to do so in the future to maximize future cash flows on such investments by the Company. There are no explicit arrangements that obligate the Company to provide financial support to any of its consolidated VIEs.
The following table shows the classification and carrying value of assets and liabilities of the Company's consolidated VIEs at December 31, 2016 (in thousands):

	Apidos I	Apidos III	Apidos Cinco	Whitney CLO I	RCC 2014-CRE2	RCC 2015-CRE3	RCC 2015-CRE4	Total
ASSETS
Restricted cash (1)	$255	$125	$934	$195	$—	$—	$1,799	$3,308
Investment securities available-for-sale, pledged as collateral, at fair value	—	—	369	—	—	—	—	369
Loans, pledged as collateral	—	—	—	—	249,957	259,144	238,625	747,726
Loans held for sale	—	—	1,007	—	—	—	—	1,007
Interest receivable	—	—	—	—	1,034	1,145	974	3,153
Principal paydown receivable	—	—	—	—	—	—	5,820	5,820
Other assets	9	2	—	—	—	—	47	58
Total assets (2)	$264	$127	$2,310	$195	$250,991	$260,289	$247,265	$761,441

LIABILITIES
Borrowings	$—	$—	$—	$—	$130,066	$193,755	$156,282	$480,103
Accrued interest expense	—	—	—	—	120	231	168	519
Accounts payable and other liabilities	—	—	—	—	21	53	59	133
Total liabilities	$—	$—	$—	$—	$130,207	$194,039	$156,509	$480,755

(1)	Includes $1.8 million designated to fund future commitments on specific commercial real estate loans in certain of the securitizations.

(2)	Assets of each of the consolidated VIEs may only be used to settle the obligations of each respective VIE.

Unconsolidated VIEs (the Company is not the primary beneficiary, but has a variable interest)
Based on management’s analysis, the Company is not the primary beneficiary of the VIEs discussed below since it does not have both (i) the power to direct the activities that most significantly impact the VIE’s economic performance and (ii) the obligation to absorb the losses of the VIE or the right to receive the benefits from the VIE, which could be significant to the VIE. Accordingly, the following VIEs are not consolidated in the Company’s financial statements at December 31, 2016. The Company’s maximum exposure to risk for each of these unconsolidated VIEs is set forth in the "Maximum Exposure to Loss" column in the table below.

RREF CDO 2006-1 and RREF CDO 2007-1
RREF CDO 2006-1 and RREF CDO 2007-1 were formed on behalf of the Company to invest in real estate-related securities, CMBS, property available-for-sale, syndicated corporate loans, corporate bonds and asset-backed securities and were financed by the issuance of debt securities. The Manager manages the commercial real estate-related entities on behalf of the Company. By financing these assets with long-term borrowings through the issuance of bonds, the Company seeks to generate attractive risk-adjusted equity returns and to match the term of its assets and liabilities. The primary beneficiary determination for each of these VIEs was made at each VIE’s inception and is continually assessed. On January 1, 2016, the Company adopted the amendments to the consolidation guidance as outlined in Note 2. As a result of its evaluation, the Company determined that it was no longer the

(Back to Index)

(Back to Index)

RESOURCE CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS − (Continued)
DECEMBER 31, 2016

primary beneficiary of these VIEs as its investments in these vehicles do not provide the Company with a controlling financial interest. As a result of its evaluation, these investments were deconsolidated. At deconsolidation, the Company recorded its investments in RREF CDO 2006-1 and RREF CDO 2007-1 at fair value and accounts for these investments as investment securities available-for-sale in its consolidated financial statements. On April 25, 2016, the Company called and liquidated its investment in RREF CDO 2006-1 and, in exchange for the Company's interest in RREF CDO 2006-1, the Company was distributed the remaining assets of $65.7 million at fair value after paying off the CDO debt owed to third parties of $7.5 million. The Company recognized a gain of approximately $846,000 as a result of this transaction, which was recorded in net realized and unrealized gain (loss) on derivatives and sales of investment securities available-for-sale and loans on the consolidated statements of operations. On November 25, 2016, the Company called and liquidated its investment in RREF CDO 2007-1 and, in exchange for the Company's interest in RREF CDO 2007-1, the Company was distributed the remaining assets of $130.9 million at fair value after paying off the CDO debt owed to third parties of $33.7 million. The Company recognized a gain of approximately $2.1 million as a result of this transaction, which was recorded in net realized and unrealized gain (loss) on derivatives and sales of investment securities available-for-sale and loans on the consolidated statements of operations.
RCM Global, LLC
    On July 9, 2014, RCC Residential together with Resource America and certain Resource America employees acquired through RCM Global a portfolio of securities from JP Morgan for $23.5 million.  The portfolio is managed by Resource America. RCC Residential contributed $15.0 million for a 63.8% membership interest. Each of the members of RCM Global is allocated revenues and expenses of RCM Global in accordance with his or her membership interest. RCM Global was determined to be a VIE based on the equity holders' inability to direct the activities that are most significant to the entity. On January 1, 2016, the Company adopted the amendments to the consolidation guidance as outlined in Note 2. Upon adoption, the Company reevaluated its variable interest in RCM Global and determined it would not be the primary beneficiary of RCM Global, as its investment in the limited liability company does not provide the Company with a controlling financial interest. As a result of its evaluation, the Company deconsolidated its investment in RCM Global. As of January 1, 2016, the Company accounted for its investment in RCM Global as an equity method investment in an unconsolidated entity in its consolidated financial statements. At December 31, 2016, the Company holds a 21.6% interest in RCM Global.
Pelium Capital
In September 2014, the Company contributed $17.5 million to Pelium Capital for an initial ownership interest of 80.4%. Pelium Capital is a specialized credit opportunity fund managed by Resource America. The Company funded its final commitment of $2.5 million, as of February 1, 2015. The Company will receive 10% of the carried interest in the partnership for the first five years and can increase its interest to 20% if the Company's capital contributions aggregate $40.0 million. Resource America contributed cash of $2.8 million to the formation of Pelium Capital. At December 31, 2015, Pelium Capital was accounted for as a consolidated voting interest subsidiary. On January 1, 2016, the Company adopted the amendments to the consolidation guidance as outlined in Note 2. Upon adoption, the Company reevaluated its interest in Pelium Capital and determined that although it now possessed a variable interest in Pelium Capital, it would not be the primary beneficiary of Pelium Capital, as its investment in the limited liability company does not provide the Company with a controlling financial interest. As a result of its reevaluation, the Company deconsolidated its investment in Pelium Capital on January 1, 2016, and accounted for its investment in Pelium Capital as an equity method investment in an unconsolidated entity in its consolidated financial statements. At December 31, 2016, the Company holds an 80.2% interest in Pelium Capital.
Pearlmark Mezzanine Realty Partners IV, L.P.
On June 24, 2015, the Company committed up to $50.0 million in Pearlmark Mezzanine Realty Partners IV, L.P. ("Pearlmark Mezz"), a Delaware limited partnership created to acquire and manage financial interests in commercial real estate property. The contractual fund manager of the fund is Pearlmark Real Estate LLC ("Pearlmark"), a Delaware limited liability company that is 50% owned by Resource America. The Company determined it possessed a variable interest in Pearlmark Mezz, however, it would not be the primary beneficiary of Pearlmark Mezz, as its investment in the limited liability company does not provide the Company with a controlling financial interest. The Company accounts for its investment in Pearlmark as an equity method investment in an unconsolidated entity in its consolidated financial statements. The Company will pay Pearlmark Mezz management fees of 1% on the unfunded committed capital and 1.5% on the invested capital. The Company was entitled to a management fee rebate of 25% for the first year of the fund, which ended June 24, 2016. At December 31, 2016, the Company has an investment balance of $17.0 million and a 47.7% ownership interest in the fund.

(Back to Index)

(Back to Index)

RESOURCE CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS − (Continued)
DECEMBER 31, 2016

LEAF Commercial Capital, Inc.
On November 16, 2011, the Company together with LEAF Financial, Inc. ("LEAF Financial"), a subsidiary of Resource America, and LEAF Commercial Capital, Inc. ("LCC"), another subsidiary of Resource America, entered into a stock purchase agreement and related agreements (collectively the "SPA") with Eos Partners, L.P., a private investment firm, and its affiliates ("Eos"). In exchange for its prior interests in its lease related investments, the Company received 31,341 shares of Series A Preferred Stock (the "Series A Preferred Stock"), 4,872 shares of newly issued 8% Series B Redeemable Preferred Stock (the "Series B Preferred Stock") and 2,364 shares of newly issued Series D Redeemable Preferred Stock (the "Series D Preferred Stock"), collectively representing, on a fully-diluted basis assuming conversion, a 26.7% interest in LCC. At the time of investment, the Company’s investment in LCC was valued at $36.3 million based on a third-party valuation.  During 2013, the Company entered into a third stock purchase agreement with LCC to purchase 3,682 shares of newly issued Series A-1 Preferred Stock (the "Series A-1 Preferred Stock") for $3.7 million and 4,445 shares of newly issued Series E Preferred Stock (the "Series E Preferred Stock") for $4.4 million. The Series E Preferred Stock expired and the Company was issued additional Series A-1 Preferred Stock in exchange for its investment in the Series E Preferred Stock. The Company's fully-diluted interest in LCC assuming conversion is 29.0% at December 31, 2016. The Company accounts for its investment in LCC as an equity method investment in an unconsolidated entity in its consolidated financial statements. The Company’s investment in LCC was recorded at $43.0 million and $42.0 million at December 31, 2016 and 2015, respectively. The Company determined that it is not the primary beneficiary of LCC because it does not participate in any management or portfolio decisions, holds only two of six board positions, and only controls 29.0% of the voting rights in the entity. Furthermore, Eos holds consent rights with respect to significant LCC actions, including the incurrence of indebtedness, consummation of a sale of the entity, liquidation or initiating a public offering (see Note 19).
Unsecured Junior Subordinated Debentures
The Company has a 100% interest in the common shares of Resource Capital Trust I ("RCT I") and RCC Trust II ("RCT II"), valued at $1.5 million in the aggregate (or 3% of each trust). RCT I and RCT II were formed for the purposes of providing debt financing to the Company, as described below. The Company completed a qualitative analysis to determine whether or not it is the primary beneficiary of each of the trusts and determined that it was not the primary beneficiary of either trust because it does not have the power to direct the activities most significant to the trusts, which include the collection of principal and interest and protection of collateral through servicing rights. Accordingly, neither trust is consolidated into the Company’s consolidated financial statements.
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
Resource Capital Asset Management CLOs
In February 2011, the Company purchased a company that managed syndicated corporate loan assets through five CLOs. As a result, the Company became entitled to collect senior, subordinated and incentive management fees from these CLOs. The purchase price of $22.5 million resulted in an intangible asset that was allocated to each of the five CLOs and is amortized over the expected life of each CLO. The unamortized balance of the intangible asset was $213,000 and $5.3 million at December 31, 2016 and 2015, respectively. The Company recognized fee income of $2.8 million, $3.9 million and $5.1 million for the years ended December 31, 2016, 2015 and 2014, respectively. With respect to four of these CLOs, the Company determined that it does not hold a controlling financial interest and, therefore, is not the primary beneficiary. One of the CLOs was liquidated in February 2013. In January 2016 another RCAM-managed CLO was called and $2.4 million of impairment, on a pre-tax basis, was recorded in depreciation and amortization on the Company's consolidated statements of operations on the related intangible asset, at December 31, 2015. In September 2016, the third RCAM-managed CLO was called and $1.5 million of impairment, on a pre-tax basis, was recorded in impairment losses on the Company's consolidated statements of operations on the related intangible asset, during the year ended December 31, 2016. In September 2016, the Company recorded impairment on the one remaining CLO management contract of $2.2 million, on a pre-tax basis, which was recorded in impairment losses on the Company's consolidated statements of operations on the related intangible asset, on which the Company anticipates redemption in early 2017.
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
DECEMBER 31, 2016

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
Investment in ZAIS
In February 2015, the Company made an investment in ZAIS CLO 4 Limited, an offshore financing vehicle created to acquire and warehouse syndicated corporate loans, through its wholly-owned, indirect subsidiary ZAIS and through its unconsolidated subsidiary Pelium Capital together with a Resource America employee. The Company, through ZAIS and Pelium Capital, committed to invest $10.0 million and $3.0 million, respectively, during the vehicle's warehousing period. The warehouse credit facility closed on May 5, 2016, at which time, Resource TRS III purchased a beneficial interest in ZAIS CLO 4. The vehicle is managed by ZAIS Leveraged Loan Manager 4, LLC (the "Collateral Manager"), an entity unrelated to the Company or to Pelium Capital, and such collateral management activities were determined to be the activities that most significantly impacted the economic performance of the entity. The Collateral Manager can be replaced either for cause by the entity’s administrative agent if there is an event of default or by a unanimous vote of the entity’s equity investors, excluding any preference shares held by the Collateral Manager or its affiliates. Although the Company has an investment in the entity that is potentially significant, because it was determined that the Company did not have the ability to kick out the collateral manager, the Company was not determined to be the primary beneficiary and, hence, not required to consolidate ZAIS CLO 4. On November 22, 2016, the Company sold its beneficial interest in ZAIS CLO 4 for $9.4 million and recognized a gain of $418,000 as a result of this transaction, which was recorded in net realized and unrealized gain (loss) on derivatives and sales of investment securities available-for-sale and loans on the Company's consolidated statements of operations.
Investments in the Harvest CLO Securities

In September 2013 and March 2014, the Company made investments in Harvest CLO VII Limited and Harvest CLO VIII Limited (collectively, the "Harvest Securities"), respectively, offshore limited liability companies created to acquire syndicated corporate loans and issue collateral loan obligations, through its wholly-owned, direct subsidiary Commercial II.  The Harvest Securities are managed by 3i Debt Management Investments Limited (the "Portfolio Manager"), an entity unrelated to the Company, and such collateral management activities were determined to be the activities that most significantly impacted the economic performance of the entity.  The Portfolio Manager can be replaced only for cause by the Harvest Securities’ trustee.  Although the Company has investments in the Harvest Securities that are potentially significant, because it was determined that the Company did not have the ability to unilaterally kick out the Portfolio Manager, the Company was not determined to be the primary beneficiary and, hence, not required to consolidate the Harvest Securities.  At December 31, 2016, the Company had investments of $3.9 million in Harvest CLO VII Limited and $5.0 million in Harvest CLO VIII Limited.  The Company accounts for its investments in the Harvest Securities as investment securities available-for-sale in its consolidated financial statements.
Investment in Harvest CLO XV Designated Activity Company
In September 2015, the Company made an investment in Harvest CLO XV Designated Activity Company ("Harvest XV"), an offshore financing vehicle created to acquire and warehouse syndicated corporate loans, through its wholly-owned, direct subsidiary Commercial II. In May 2016, the warehouse closed and the Company invested in Harvest CLO XV DAC ("Harvest CLO XV"). The CLO is managed by the Portfolio Manager and such collateral management activities were determined to be the activities that most significantly impacted the economic performance of the entity. The Portfolio Manager can be replaced only for cause by the entity’s administrative agent. Although the Company has an investment in the entity that is potentially significant, because it was determined that the Company did not have the ability to unilaterally kick out the collateral manager, the Company was not determined to be the primary beneficiary and, hence, not required to consolidate Harvest CLO XV. At December 31, 2016, the Company's investment in Harvest CLO XV is $11.3 million. The Company accounts for its investment in Harvest CLO XV as an investment security available-for-sale in its consolidated financial statements.

(Back to Index)

(Back to Index)

RESOURCE CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS − (Continued)
DECEMBER 31, 2016

The following table shows the classification, carrying value and maximum exposure to loss with respect to the Company’s unconsolidated VIEs at December 31, 2016 (in thousands):

	Unconsolidated Variable Interest Entities
	LCC	Unsecured Junior Subordinated Debentures	RCAM Managed CDOs	Investment in Harvest CLOs	RCM Global LLC	Pelium Capital	Pearlmark Mezz	Total	Maximum Exposure to Loss
Investment in unconsolidated entities	$42,960	$1,548	$—	$—	$465	$25,993	$16,953	$87,919	$87,919
Investment securities, available-for-sale	—	—	—	20,115	—	—	—	20,115	$20,115
Intangible assets	—	—	213	—	—	—	—	213	$213
Total assets	42,960	1,548	213	20,115	465	25,993	16,953	108,247

Borrowings	—	51,548	—	—	—	—	—	51,548	N/A
Total liabilities	—	51,548	—	—	—	—	—	51,548	N/A
Net asset (liability)	$42,960	$(50,000)	$213	$20,115	$465	$25,993	$16,953	$56,699	N/A
At December 31, 2016, there were no explicit arrangements or implicit variable interests that could require the Company to provide financial support to any of its unconsolidated VIEs. The Company's maximum exposure to loss is its direct investment in the unconsolidated VIE.
The following represents combined financial information for all equity method investees. This aggregated summarized financial data does not represent the Company's proportionate share of equity method investees' assets, liabilities or earnings.
At December 31, 2016 and 2015, combined total assets were $891.4 million and $1.2 billion, respectively. During those same periods, combined total liabilities were $718.2 million and $749.6 million, respectively.
For the one year periods ended December 31, 2016, 2015, and 2014, combined net income (loss) was $12.5 million, $(14.1) million and $13.7 million, respectively. Combined net income (loss) attributable to the investees for that same period was $7.0 million, $(14.1) million and $13.7 million, respectively.

(Back to Index)

(Back to Index)

RESOURCE CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS − (Continued)
DECEMBER 31, 2016

NOTE 4 - SUPPLEMENTAL CASH FLOW INFORMATION
Supplemental disclosure of cash flow information (in thousands):

	Years Ended December 31,
	2016	2015	2014
Non-cash continuing operating activities include the following:
Reclassification of linked transactions, net at fair value to investment securities available-for-sale, pledged as collateral, at fair value and borrowings (1)	$—	$15,367	$—

Non-cash discontinued operating activities include the following:
Interest expense paid by third party (2)	$(107)	$—	$—
Operating liabilities assumed by third party (2)	$(192)	$—	$—

Non-cash continuing investing activities include the following:
Reclassification of linked transactions, net at fair value to investment securities available-for-sale, pledged as collateral, at fair value (1)	$—	$48,764	$—
Retained beneficial interest in unconsolidated securitization entities	$(22,476)	$—	$—
Restricted cash acquired through securitizations called or liquidated	$(934)	$—	$—
Loans acquired through securitizations called or liquidated	$(157,070)	$—	$—
Securities acquired through securitizations called or liquidated	$(40,892)	$—	$—
Assumption of direct financing leases and other assets (3)	$—	$—	$2,385

Non-cash continuing financing activities include the following:
Distributions on common stock accrued but not paid	$1,550	$13,274	$26,563
Distributions on preferred stock accrued but not paid	$4,010	$4,077	$6,044
Contribution of security deposits and other liabilities (3)	$—	$—	$457
Reclassification of linked transactions, net at fair value to borrowings(1)	$—	$33,397	$—

Non-cash discontinued financing activities include the following:
Senior secured revolving credit facility assumed by third party (2)	$(122,000)	$—	$—
Senior secured revolving credit facility paid down by third party (2)	$(22,000)	$—	$—

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

(3)	On December 31, 2014, the Company assumed direct financing leases and related assets and liabilities in satisfaction of a loan receivable from a related party.

(Back to Index)

(Back to Index)

RESOURCE CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS − (Continued)
DECEMBER 31, 2016

NOTE 5 - RESTRICTED CASH
The following table summarizes the Company's restricted cash as of the periods presented (in thousands):

	December 31,
	2016	2015
Restricted cash:
Cash held by consolidated securitizations	$3,308	$39,062
Restricted cash pledged with minimum reserve balance requirements	216	218
Cash collateralizing outstanding margin calls on cash flow hedges	—	500
Cash collateralizing margin posted to clearing house interest rate agreements	20	855
	$3,544	$40,635
NOTE 6 - LOANS
The following is a summary of the Company’s loans (in thousands):

Loan Description	Principal	Unamortized (Discount) Premium (1)	Carrying Value (2)(3)
At December 31, 2016:
CRE whole loans	$1,295,926	$(5,819)	$1,290,107
Allowance for loan loss	(3,829)	—	(3,829)
Total CRE loans held for investment, net of allowance	1,292,097	(5,819)	1,286,278
Syndicated corporate loans	1,007	—	1,007
Total loans held for sale	1,007	—	1,007
Total loans, net (4)	$1,293,104	$(5,819)	$1,287,285

At December 31, 2015:
CRE loans:
Whole loans	$1,640,744	$(9,943)	$1,630,801
B notes	15,934	—	15,934
Mezzanine loans	45,368	4	45,372
Total CRE loans	1,702,046	(9,939)	1,692,107
Syndicated corporate loans	134,890	(373)	134,517
Subtotal loans before allowance	1,836,936	(10,312)	1,826,624
Allowance for loan loss	(43,121)	—	(43,121)
Total loans held for investment, net of allowance	1,793,815	(10,312)	1,783,503
Syndicated corporate loans	1,475	—	1,475
Total loans held for sale	1,475	—	1,475
Total loans, net	$1,795,290	$(10,312)	$1,784,978

(1)
Amounts include unamortized loan origination fees of $5.8 million and $9.9 million at December 31, 2016 and 2015, respectively. Amounts also include deferred amendment fees of $4,000 being amortized over the life of the loans at December 31, 2016 and deferred amendment fees of $42,000 and deferred upfront fees of $12,000 being amortized over the life of the loans at December 31, 2015.

(2)
As a result of the consolidation guidance adopted January 1, 2016, the Company deconsolidated loans held for investment in the amount of $271.8 million of its CRE loans and $134.5 million of its syndicated corporate loans and the related allowance for loan losses of $41.7 million (see Note 2).

(3)	Substantially all loans are pledged as collateral under various borrowings at December 31, 2016 and 2015, respectively.

(4)
As part of the Company's strategic plan to dispose of certain underperforming legacy CRE debt investments, legacy CRE loans were moved to loans held for sale status and included in Assets held for sale on the Company's balance sheet at December 31, 2016 (see Note 27).

(Back to Index)

(Back to Index)

RESOURCE CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS − (Continued)
DECEMBER 31, 2016

Commercial Real Estate Loans
The following is a summary of the Company’s commercial real estate loans held for investment (in thousands):

Description	Quantity	Amortized Cost	Contracted Interest Rates	Maturity Dates (3)
At December 31, 2016:
Whole loans, floating rate (1)	67	$1,290,107	LIBOR plus 3.75% to LIBOR plus 6.45%	April 2017 to January 2020
Total (2)	67	$1,290,107

At December 31, 2015:
Whole loans, floating rate (1) (4) (5) (6) (7) (9)	87	$1,630,801	LIBOR plus 1.75% to LIBOR plus 15.00%	February 2016 to February 2019
B notes, fixed rate (10)	1	15,934	8.68%	April 2016
Mezzanine loans, fixed rate (8)	2	45,372	9.01%	September 2016
Total (2)	90	$1,692,107

(1)
Whole loans had $55.5 million and $112.6 million in unfunded loan commitments at December 31, 2016 and 2015, respectively.  These unfunded commitments are advanced as the borrowers formally request additional funding as permitted under the loan agreement and any necessary approvals have been obtained.

(2)	Totals do not include allowances for loan losses of $3.8 million and $41.8 million at December 31, 2016 and 2015, respectively.

(3)	Maturity dates do not include possible extension options that may be available to the borrowers.

(4)
Includes two whole loans with a combined $51.2 million senior component that entered into modifications in 2015 that resulted in a fixed rate of 0.50% at December 31, 2015. The two loans were previously identified as troubled debt restructurings ("TDR's").

(5)
Includes two whole loans with a combined $12.0 million mezzanine component that have fixed rates of 12.0%, and two whole loans with a combined $4.2 million mezzanine component that have fixed rates of 15.0% at December 31, 2015.

(6)	Includes a $799,000 junior mezzanine tranche of a whole loan that has a fixed rate of 10.0% at December 31, 2015.

(7)
Contracted interest rates do not include a whole loan of $32.5 million at December 31, 2015 that entered into a modification in 2015 which reduced the floating rate spread to 1.0% at December 31, 2015. The loan was previously identified as a TDR.

(8)
Contracted interest rates and maturity dates do not include the interest rate or maturity date associated with one loan with an amortized cost of $38.1 million that was fully reserved as of June 30, 2015.

(9)	Whole loans, floating rate includes a loan with an amortized cost of $13.0 million which extended to February 2017 from February 2016.

(10)	B notes, fixed rate includes a loan with an amortized cost of $15.9 million which paid off in January 2016.

The following is a summary of the maturities of the Company’s commercial real estate loans, held for investment, at amortized cost (in thousands):

Description	2017	2018	2019 and Thereafter	Total
At December 31, 2016:
Whole loans	$7,000	$24,476	$1,258,631	$1,290,107
Total (1)	$7,000	$24,476	$1,258,631	$1,290,107

At December 31, 2015:	2016	2017	2018 and Thereafter	Total
Whole loans	$9,958	$140,712	$1,480,131	$1,630,801
B notes	15,934	—	—	15,934
Mezzanine loans	13,011	—	32,361	45,372
Total (1)	$38,903	$140,712	$1,512,492	$1,692,107

(1)	Contractual maturities of commercial real estate loans assumes full exercise of extension options available to borrowers, to the extent they qualify.

At December 31, 2016, approximately 30.7%, 19.2% and 7.3% of the Company's commercial real estate portfolio was concentrated in Texas, California and Georgia, respectively. At December 31, 2015, approximately 28.7%, 26.8% and 7.4% of the Company's commercial real estate loan portfolio was concentrated in California, Texas and Georgia, respectively.

(Back to Index)

(Back to Index)

RESOURCE CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS − (Continued)
DECEMBER 31, 2016

Syndicated Corporate Loans
On January 1, 2016 Apidos Cinco CDO was deconsolidated (see Note 2). On November 16 , 2016, the Company liquidated Apidos Cinco CDO and substantially all of the assets were sold. As a result, all senior and mezzanine notes of the securitization were repaid, leaving only the Company's equity in Apidos Cinco CDO at December 31, 2016. Therefore, the Company consolidated Apidos Cinco CDO and recorded the remaining three loans as of the date of the liquidation at a fair value of $1.0 million. At December 31, 2016, the Company's syndicated corporate loans were classified as second lien loans held for sale at fair value, $221,000 of such loans had a weighted average maturity of less than one year and $786,000 of such loans had a weighted average maturity of greater than one year and less than five years. At December 31, 2016 the syndicated corporate loan held for sale portfolio was concentrated in the collective industry grouping of healthcare, education and childcare, retail stores and aerospace and defense.
The following table provides information as to the lien position and status of the Company's syndicated corporate loans, at amortized cost (in thousands) prior to deconsolidation of Apidos Cinco CDO as of January 1, 2016 (see Note 2):

	Apidos I	Apidos Cinco	Total
At December 31, 2015:
Loans held for investment:
First lien loans	$—	$131,281	$131,281
Second lien loans	—	1,692	1,692
Defaulted first lien loans	—	1,544	1,544
Total	—	134,517	134,517
First lien loans held for sale at fair value	153	1,322	1,475
Total	$153	$135,839	$135,992
At December 31, 2015, the Company’s syndicated corporate loan portfolio, including loans held for sale, consisted of $134.7 million (net of allowance of $1.3 million) of floating rate loans, which bore interest ranging between the three month London Interbank Offered Rate ("LIBOR") plus 1.25%, and the three month LIBOR plus 8.0% with maturity dates ranging from January 2016 to August 2021.
The following is a summary of the weighted average maturity of the Company’s syndicated corporate loans, at amortized cost and loans held-for-sale, at the lower of cost or market (in thousands):

December 31, 2015
Less than one year	$3,922
Greater than one year and less than five years	128,480
Five years or greater	3,590
Total	$135,992
At December 31, 2015, approximately 13.5%, 13.0% and 9.6% of the Company’s syndicated corporate loan portfolio was concentrated in the collective industry grouping of automobile, diversified/conglomerate service and retail stores, respectively.

(Back to Index)

(Back to Index)

RESOURCE CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS − (Continued)
DECEMBER 31, 2016

Allowance for Loan Losses

The following is a summary of the allocation of the allowance for loan loss with respect to the Company’s loans by asset class (in thousands, except percentages):

Description	Allowance for Loan Loss	Percentage of Total Allowance
At December 31, 2016:
CRE Whole loans	$3,829	100.00%
Total (1)	$3,829

At December 31, 2015:
CRE Whole loans	$3,745	8.68%
CRE B notes	15	0.04%
CRE Mezzanine loans	38,079	88.31%
Syndicated corporate loans	1,282	2.97%
Total	$43,121

(1)
As a result of amendments to consolidation accounting guidance adopted January 1, 2016, the Company deconsolidated loans held for investment in the amount of $271.8 million of its CRE loans and $134.5 million of its syndicated corporate loans and the related allowance for loan losses of $41.7 million (see Note 2).

Principal Paydown Receivables
Principal paydown receivables represent the portion of the Company's loan portfolio for which indication has been provided through its various servicers, trustees, or its asset management group that a payoff or paydown of a loan has been received but which, as of period end, the Company has not received and applied to the outstanding loan balance. At December 31, 2016, the Company had $19.3 million of principal paydown receivables, which the Company received in cash during January 2017. At December 31, 2015, principal paydown receivables relating to the Company's loan portfolio totaled $17.9 million, the entirety of which the Company received in cash during January 2016.
NOTE 7 - FINANCING RECEIVABLES
The following tables show the allowance for loan and lease losses and recorded investments in loans and leases for the years indicated (in thousands):

(Back to Index)

(Back to Index)

RESOURCE CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS − (Continued)
DECEMBER 31, 2016

	Commercial Real Estate Loans	Syndicated Corporate Loans	Direct Financing Leases	Total
At December 31, 2016:
Allowance for Loan and Lease Losses:
Allowance for losses at January 1, 2016	$41,839	$1,282	$465	$43,586
Provision (recovery) for loan and lease losses	18,167	(402)	—	17,765
Loans charged-off	—	402	—	402
Transfer to Loans Held For Sale	(15,763)	—	—	(15,763)
Deconsolidation of VIEs	(40,414)	(1,282)	—	(41,696)
Allowance for losses at December 31, 2016	$3,829	$—	$465	$4,294
Ending balance:
Individually evaluated for impairment	$2,500	$—	$465	$2,965
Collectively evaluated for impairment	$1,329	$—	$—	$1,329
Loans acquired with deteriorated credit quality	$—	$—	$—	$—
Loans and Leases:
Ending balance:
Individually evaluated for impairment	$7,000	$—	$992	$7,992
Collectively evaluated for impairment	$1,283,107	$—	$—	$1,283,107
Loans acquired with deteriorated credit quality	$—	$—	$—	$—

At December 31, 2015:
Allowance for Loan and Lease Losses:
Allowance for losses at January 1, 2015	$4,043	$570	$—	$4,613
Provision (recovery)for loan and lease losses	37,735	2,887	465	41,087
Loans charged-off	—	(2,175)	—	(2,175)
Recoveries	61	—	—	61
Allowance for losses at December 31, 2015	$41,839	$1,282	$465	$43,586
Ending balance:
Individually evaluated for impairment	$40,274	$1,282	$465	$42,021
Collectively evaluated for impairment	$1,565	$—	$—	$1,565
Loans acquired with deteriorated credit quality	$—	$—	$—	$—
Loans and Leases:
Ending balance:
Individually evaluated for impairment	$169,707	$1,544	$1,396	$172,647
Collectively evaluated for impairment	$1,522,400	$132,973	$—	$1,655,373
Loans acquired with deteriorated credit quality	$—	$—	$—	$—

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
DECEMBER 31, 2016

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

Credit risk profiles of commercial real estate loans at amortized cost were as follows (in thousands):

	Rating 1 (2)	Rating 2	Rating 3	Rating 4	Held for Sale	Total
At December 31, 2016:
CRE whole loans (1)	$1,186,292	$96,815	$—	$7,000	$—	$1,290,107
Legacy CRE whole loans (1)	—	—	—	—	158,178	158,178
Mezzanine loans (1)	—	—	—	—	—	—
	$1,186,292	$96,815	$—	$7,000	$158,178	$1,448,285

At December 31, 2015:
CRE Whole loans	$1,596,099	$32,500	$—	$2,202	$—	$1,630,801
B notes	15,934	—	—	—	—	15,934
Mezzanine loans	7,300	—	—	38,072	—	45,372
	$1,619,333	$32,500	$—	$40,274	$—	$1,692,107
(1) As part of the Company's strategic plan as described in Note 1, certain legacy CRE loans were moved to loans held for sale and included in assets held for sale, carried at LCOM on the Company's balance sheet at December 31, 2016 (see Note 27).
(2) Includes four loans which were impaired at December 31, 2015. At December 31, 2016, these loans moved to held for sale.
At December 31, 2016, the Company had one CRE loan with a credit quality rating of 4 due to short term vacancy/tenant concerns and a near term maturity. The loan was collateralized by a retail shopping center in Roswell, GA and had an amortized cost of $7.0 million. The Company obtained an appraisal and used the value indicated in the appraisal as a practical expedient in determining the fair value of the loan. The appraisal indicated a fair value of $4.5 million. As such, the Company recorded a specific provision of $2.5 million on the loan.
At December 31, 2016, the Company had eight legacy CRE whole loans and one mezzanine loan classified as assets held for sale with a total carrying value of $158.2 million. Appraisals, as a practical expedient for fair value, were obtained for all eight legacy CRE whole loans classified as assets held for sale. The mezzanine loan, classified as an asset held for sale, had a fair value of $0. The Company recorded, and subsequently charged off upon transfer of the loans to assets held for sale, specific reserves on four of the five loans transferred to assets held for sale totaling $15.8 million, where the carrying values of the loans exceed their fair values. These five loans had a collective carrying value of $110.7 million at December 31, 2016 and were comprised of the following:

•	Two loans cross-collateralized by a hotel in Studio City, CA with an initial par value of $67.5 million. These loans were written down to their collective appraised value of $61.4 million;

•
One loan collateralized by a hotel in Tucson, AZ with an initial par value of $32.5 million. This loan was written down to its appraised value of $14.3 million. On February 28, 2017, the Company sold this loan for $21.3 million;

•	One loan collateralized by an office property in Phoenix, AZ with an initial par value of $17.7 million. This loan was written down to its appraised value of $11.0 million;

•	One loan collateralized by a hotel in Palm Springs, CA with an initial par value of $29.5 million. This loan was written down to its appraised value of $24.0 million.

(Back to Index)

(Back to Index)

RESOURCE CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS − (Continued)
DECEMBER 31, 2016

All five loans were risk-rated category 4 prior to being transferred to assets held for sale.
At December 31, 2016, 54%, 39% and 7% of the Company's legacy CRE whole loans were concentrated in hotel, retail and office. Of these loans, 84% are within California and 16% are within Arizona.
Three loans with a collective carrying value of $47.5 million at December 31, 2016 that are held for sale, had fair values in excess of their carrying values. Before being transferred to assets held for sale, these loans were risked-rated in category 1 or category 2.
At December 31, 2015, the Company had one CRE whole loan with a credit quality rating of 4 due to operating performance. The loan was collateralized by a multifamily property located in Las Vegas, NV and had an amortized cost of $2.2 million that was fully reserved at December 31, 2015.
At December 31, 2015, the Company had one mezzanine loan with a credit quality rating of 4. The loan was originally supported by a portfolio of 13 hotel properties, most of which were luxury brand hotels. An impairment analysis showed that the fair value of the underlying collateral declined during the six months ended June 30, 2015 notably due to a modification of the senior mortgage that accelerated the time horizon for disposing of the remaining properties collateralizing the loan. In addition, the two remaining properties were in or near San Juan, Puerto Rico, and economic and credit disruptions in Puerto Rico at the time resulted in events that caused the Company to determine that the realizable values had declined rapidly and that the troubled debt restructuring should be fully reserved as of June 30, 2015 and the loan remained fully reserved at December 31, 2015. The outstanding loan balance of $38.1 million was fully reserved and associated accrued interest of $3.0 million was reversed against interest income, for a total charge to operations in 2015 of $41.1 million. The loan was held in the Company's two legacy CRE CDO's and upon adoption of updated accounting guidance on January 1, 2016, the loan was deconsolidated along with RREF CDO 2006-1 and RREF CDO 2007-1. The loan was also included in the collateral that returned to the Company in the liquidation of RREF CDO 2006-1 on April 25, 2016 and RREF CDO 2007-1 on November 25, 2016 (see Note 9) and the fair value of the loan was $0 at the time of acquisition and subsequently classified as an asset held for sale.
All of the Company's CRE whole loans are current with respect to contractual principal and interest except one of the Company's legacy CRE whole loans at December 31, 2016. The one defaulted loan is supported by a property in Studio City, California. The loan has a carrying value, which is the lower of its cost or fair market value, of $61.4 million at December 31, 2016.
All of the Company's commercial real estate loans were current at December 31, 2015, with exception of one mezzanine loan that defaulted during the year.
Syndicated Corporate Loans
Loans are graded at inception and updates to assigned grades are made continually as new information is received. Loans are graded on a scale of 1 to 5 with 1 representing the Company’s highest rating and 5 representing its lowest rating. Syndicated corporate loans are first individually evaluated for impairment. To the extent no individual impairment is determined, a general reserve is established.
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

(Back to Index)

(Back to Index)

RESOURCE CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS − (Continued)
DECEMBER 31, 2016

Credit risk profiles of syndicated corporate loans at amortized cost were as follows (in thousands):

	Rating 1	Rating 2	Rating 3	Rating 4	Rating 5	Held for Sale	Total
At December 31, 2016:
Syndicated corporate loans	$—	$—	$—	$—	$—	$1,007	$1,007
At December 31, 2015:
Syndicated corporate loans	$113,897	$17,578	$1,498	$—	$1,544	$1,475	$135,992
At December 31, 2016, two of the Company's syndicated corporate loans with a fair value of $221,000 were defaulted with respect to debt service. In 2016, no interest income has been recorded on these two defaulted loans. At December 31, 2015, all of the Company’s syndicated corporate loans were current with respect to debt service with the exception of one loan with an amortized cost of $1.5 million, on which there was a reserve.
Residential Mortgage Loans
At December 31, 2016, the Company's residential mortgage loans were reclassified to discontinued operations and as a result, the loans held for sale are included in the assets held for sale on the balance sheet (See Note 27).
Middle Market Loans
At December 31, 2016, the Company's middle market loan portfolio was reclassified to discontinued operations and as a result, the loans held for sale are included in the assets held for sale on the balance sheet (See Note 27).
Direct Financing Leases
During the years ended December 31, 2016 and December 31, 2015, the Company recorded a provision against the value of the direct financing leases in the amount of $0 and $465,000, respectively. At December 31, 2016, the Company held $527,000 of direct financing leases, net of reserves.
Loan Portfolios Aging Analysis
The following table presents the loan and lease portfolio aging analysis as of the dates indicated at amortized cost (in thousands):

	30-59 Days	60-89 Days	Greater than 90 Days	Total Past Due	Current	Total Loans Receivable	Total > 90 Days and Accruing
At December 31, 2016:
CRE whole loans	$—	$—	$—	$—	$1,290,107	$1,290,107	$—
Legacy CRE loans	61,400	—	—	61,400	96,792	158,192
B notes	—	—	—	—	—	—	—
Mezzanine loans	—	—	—	—	—	—	—
Syndicated corporate loans	—	—	—	—	—	—	—
Direct financing leases	137	—	128	265	727	992	—
Total loans	$61,537	$—	$128	$61,665	$1,387,626	$1,449,291	$—

At December 31, 2015:
CRE whole loans (1)	$—	$—	$—	$—	$1,630,801	$1,630,801	$—
B notes	—	—	—	—	15,934	15,934	—
Mezzanine loans	—	38,072	—	38,072	7,300	45,372	—
Syndicated corporate loans	1,544	—	—	1,544	132,973	134,517	—
Direct financing leases	12	214	—	226	1,170	1,396	—
Total loans	$1,556	$38,286	$—	$39,842	$1,788,178	$1,828,020	$—

(Back to Index)

(Back to Index)

RESOURCE CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS − (Continued)
DECEMBER 31, 2016

(1)	Current loans include one impaired whole loan with an amortized cost of $2.2 million that was fully reserved at December 31, 2015.

Impaired Loans
The following tables show impaired loans as of the dates indicated (in thousands):

	Recorded Balance (1)	Unpaid Principal Balance	Specific Allowance	Average Investment in Impaired Loans	Interest Income Recognized
At December 31, 2016:
Loans without a specific valuation allowance:
CRE whole loans	$—	$—	$—	$—	$—
Mezzanine loans	$—	$—	$—	$—	$—
Syndicated corporate loans	$—	$—	$—	$—	$—
Loans with a specific valuation allowance:
CRE whole loans	$7,000	$7,000	$(2,500)	$7,000	$480
Mezzanine loans	$—	$—	$—	$—	$—
Syndicated corporate loans	$—	$—	$—	$—	$—
Total:
CRE whole loans	$7,000	$7,000	$(2,500)	$7,000	$480
Mezzanine loans	—	—	—	—	—
Syndicated corporate loans	—	—	—	—	—
	$7,000	$7,000	$(2,500)	$7,000	$480
At December 31, 2015:
Loans without a specific valuation allowance:
CRE whole loans	$129,433	$129,433	$—	$128,591	$3,939
B notes	$—	$—	$—	$—	$—
Mezzanine loans	$—	$—	$—	$—	$—
Syndicated corporate loans	$—	$—	$—	$—	$—
Loans with a specific valuation allowance:
CRE whole loans	$2,202	$2,202	$(2,202)	$2,202	$63
B notes	$—	$—	$—	$—	$—
Mezzanine loans	$38,072	$38,072	$(38,072)	$38,072	$(2,879)
Syndicated corporate loans	$1,544	$1,551	$(1,282)	$1,544	$—
Total:
CRE whole loans	$131,635	$131,635	$(2,202)	$130,793	$4,002
B notes	—	—	—	—	—
Mezzanine loans	38,072	38,072	(38,072)	38,072	(2,879)
Syndicated corporate loans	1,544	1,551	(1,282)	1,544	—
	$171,251	$171,258	$(41,556)	$170,409	$1,123

(1)
As a result of the adoption of new consolidation accounting guidance as required on January 1, 2016, the Company deconsolidated $91.3 million of senior participations in four loans that were previously classified as impaired loans in the Company's consolidated financial statements at December 31, 2015 (see Note 2).

Impaired loans do not include four CRE legacy loans held for sale, which were previously disclosed with an amortized cost of $38.1 million.  These loans are classified as assets held for sale at December 31, 2016.

(Back to Index)

(Back to Index)

RESOURCE CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS − (Continued)
DECEMBER 31, 2016

Troubled- Debt Restructurings
The following tables show TDRs in the Company's loan portfolio (in thousands):

	Number of Loans	Pre-Modification Outstanding Recorded Balance	Post-Modification Outstanding Recorded Balance
Year Ended December 31, 2016:
CRE whole loans	—	$—	$—
Legacy CRE whole loans held for sale (1) (2)	3	29,459	21,400
Mezzanine loans	—	—	—
Syndicated corporate loans	—	—	—
Total loans	3	$29,459	$21,400

Year Ended December 31, 2015:
CRE whole loans	3	$99,959	$99,959
B notes	—	—	—
Mezzanine loans	1	38,072	—
Syndicated corporate loans	—	—	—
Total loans	4	$138,031	$99,959

(1)	Legacy CRE whole loans held for sale represent CRE whole loans designated as and transferred to assets held for sale at December 31, 2016.

(2)
Legacy CRE whole loans held for sale included in the TDR table refer only to the mezzanine components of three whole loan relationships. The senior components of these loans have not been modified since they were reacquired as a result of the liquidation of RREF 2007-1. At December 31, 2016, the senior loans have a total par balance of $70.5 million and a carrying value of $54.3 million.

At December 31, 2016, two legacy CRE whole loans held for sale reported as TDRs were in default. At December 31, 2015, one commercial real estate loan reported as a TDR had subsequently defaulted.
NOTE 8 - INVESTMENT SECURITIES, TRADING
Structured notes are CLO debt securities collateralized by syndicated corporate loans, and RMBS is a type of mortgage-backed debt obligation whose cash flows come from residential mortgage debt. The following table summarizes the Company's structured notes and RMBS that are classified as investment securities, trading and carried at fair value (in thousands):

	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
At December 31, 2016:
Structured notes	$6,242	$920	$(2,670)	$4,492
Total	$6,242	$920	$(2,670)	$4,492

At December 31, 2015:
Structured notes	$28,576	$1,674	$(4,700)	$25,550
RMBS(1)	1,896	—	(1,896)	—
Total	$30,472	$1,674	$(6,596)	$25,550
(1) This security was written off during the year ended December 31, 2016.
As a result of updated accounting guidance, effective January 1, 2016 (see Note 2), the Company deconsolidated Pelium Capital, resulting in the removal of $21.9 million of investment securities, trading from its balance sheet.
On November 14, 2016, Apidos Cinco CDO was liquidated. As a result of the liquidation, the Company consolidated the remaining cash and assets of the securitization, including one structured note security, classified as trading, at a fair value of $369,000.
The Company sold zero, 19 and nine investment securities during the years ended December 31, 2016, 2015 and 2014 for a net realized gain of approximately $0, $1.4 million and $3.0 million, respectively.   The Company held six and 56 investment securities, trading at December 31, 2016 and 2015, respectively.

(Back to Index)

(Back to Index)

RESOURCE CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS − (Continued)
DECEMBER 31, 2016

NOTE 9 - INVESTMENT SECURITIES AVAILABLE-FOR-SALE
The following table summarizes the Company's investment securities, including those pledged as collateral and classified as available-for-sale. ABS may include, but are not limited to the Company's investments in Harvest CLO Securities, ZAIS and other securities backed by syndicated corporate loans, and other loan obligations. These securities are carried at fair value (in thousands):

	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value (1)
At December 31, 2016:
ABS	$21,365	$3,988	$(73)	$25,280
CMBS	98,525	425	(863)	98,087
RMBS	1,526	77	(2)	1,601
Total	$121,416	$4,490	$(938)	$124,968

At December 31, 2015:
ABS	$41,994	$3,218	$(998)	$44,214
CMBS	158,584	2,631	(1,791)	159,424
RMBS	2,156	122	(88)	2,190
Corporate bonds	2,422	—	(162)	2,260
Total	$205,156	$5,971	$(3,039)	$208,088

(1)	At December 31, 2016 and 2015, $97.5 million and $162.3 million, respectively, of investment securities available-for-sale were pledged as collateral under related financings.
As a result of updated accounting guidance, effective January 1, 2016 (see Note 2), the Company deconsolidated all of the assets of RREF CDO 2006-1, RREF CDO 2007-1, Apidos Cinco CDO, Pelium Capital and RCM Global, resulting in the removal of $364.6 million of loans pledged as collateral and $69.0 million of investment securities available-for-sale, from the Company's balance sheet.
On April 25, 2016, the Company called and liquidated its investment in RREF CDO 2006-1, and in exchange for the Company's interest in RREF CDO 2006-1, the Company was distributed the remaining assets of $65.7 million at fair value after paying off the CDO debt owed to third parties of $7.5 million. A gain of approximately $846,000 was recognized as a result of this transaction. Of the assets distributed from RREF CDO 2006-1, one position, a CMBS bond with a fair value of $3.8 million at the date of acquisition, was subsequently sold during the quarter ended December 31, 2016.
On November 25, 2016, the Company called and liquidated its investment in RREF CDO 2007-1, and in exchange for the Company's interest in RREF CDO 2007-1, the Company was distributed the remaining assets of $130.9 million at fair value after paying off the CDO debt of approximately $60.3 million, of which $26.6 million was returned to the Company in the form of principal payments on notes held by the company. A gain of $2.1 million was recognized as a result of this transaction during the quarter ended December 31, 2016. Of the assets distributed from RREF CDO 2007-1, 10 CMBS bonds with a combined fair value of $19.7 million at the date of acquisition, are now recorded as investment securities available-for-sale.
On November 14, 2016, Apidos Cinco CDO was called, and substantially all the assets were liquidated. As a result of the transaction, $20.4 million of cash was returned to the Company as well as the remaining assets. The remaining assets are classified as investment securities, trading, and syndicated corporate loans held for sale at December 31, 2016. The remaining assets are classified as $369,000 investment securities, trading, and $1.0 million syndicated corporate loans held for sale at December 31, 2016.
On November 22, 2016, the Company sold its beneficial interest in ZAIS CLO 4 for $9.4 million and recognized a gain of $418,000. The proceeds from the sale are a receivable in other assets on the balance sheet at December 31, 2016 and were received in January 2017.
The following table summarizes the estimated maturities of the Company’s CMBS, RMBS, ABS and corporate bonds according to their estimated weighted average life classifications (in thousands, except percentages):

(Back to Index)

(Back to Index)

RESOURCE CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS − (Continued)
DECEMBER 31, 2016

Weighted Average Life	Amortized Cost	Fair Value	Weighted Average Coupon
At December 31, 2016:
Less than one year (1)	$80,801	$80,325	5.60%
Greater than one year and less than five years	17,197	17,408	4.52%
Greater than five years and less than ten years	9,622	12,936	10.68%
Greater than ten years	13,796	14,299	10.39%
Total	$121,416	$124,968	6.39%

At December 31, 2015:
Less than one year (1)	$118,215	$117,221	7.13%
Greater than one year and less than five years	68,808	71,370	5.31%
Greater than five years and less than ten years	11,271	12,382	10.45%
Greater than ten years	6,862	7,115	16.85%
Total	$205,156	$208,088	7.03%
(1)    The Company expects that the maturity dates of underlying assets of these CMBS and ABS securities will either be extended or that they will be paid in full.
At December 31, 2016, the contractual maturities of the ABS investment securities available-for-sale range from May 2018 to May 2029. The contractual maturities of the CMBS investment securities available-for-sale range from June 2022 to February 2051.  The contractual maturity date of RMBS investment securities available-for-sale is June 2029.
The following table shows the fair value, gross unrealized losses and number of securities aggregated by investment category and length of time, for those individual investment securities available-for-sale that have been in a continuous unrealized loss position during the periods specified (in thousands, except number of securities):

	Less than 12 Months			More than 12 Months			Total
	Fair Value	Unrealized Losses	Number of Securities	Fair Value	Unrealized Losses	Number of Securities	Fair Value	Unrealized Losses	Number of Securities
At December 31, 2016:
ABS	$—	$—	—	$828	$(73)	1	$828	$(73)	1
CMBS	30,869	(436)	10	26,616	(427)	15	57,485	(863)	25
RMBS	662	(2)	1	—	—	—	662	(2)	1
Total temporarily impaired securities	$31,531	$(438)	11	$27,444	$(500)	16	$58,975	$(938)	27

At December 31, 2015:
ABS	$2,330	$(824)	5	$668	$(174)	5	$2,998	$(998)	10
CMBS	79,570	(849)	31	13,783	(942)	15	93,353	(1,791)	46
RMBS	1,157	(88)	2	—	—	—	1,157	(88)	2
Corporate bonds	65	(18)	1	1,327	(144)	1	1,392	(162)	2
Total temporarily impaired securities	$83,122	$(1,779)	39	$15,778	$(1,260)	21	$98,900	$(3,039)	60
The unrealized losses in the above table are considered to be temporary impairments due to market factors and are not reflective of credit deterioration.
During the years ended December 31, 2016 and 2015, the Company recognized $20.9 million and $372,000 of other-than-temporary impairment losses, respectively, on investment securities available-for-sale. During the year ended December 31, 2014, the Company recognized no other-than-temporary impairment on its investment securities available-for-sale. Of the amount recognized during the year ended December 31, 2016, $19.9 million relates to the Company’s previously consolidated legacy CRE CDO, RREF CDO 2007-1. Prior to the liquidation of the securitization on November 25, 2016, the Company’s security interest

(Back to Index)

(Back to Index)

RESOURCE CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS − (Continued)
DECEMBER 31, 2016

in the vehicle was supported by 12 CMBS securities and seven CRE loans at September 30, 2016 and the Company classified its investment as an investment security available-for-sale. As part of the Company's ongoing credit evaluation of its investment securities, third-party appraisals were obtained on six of the seven remaining legacy CRE loans, which were part of the asset pool of the vehicle. The remaining loan paid off. The properties supporting the loans were appraised during the third quarter of 2016 and as a result, two of the CRE loans in the vehicle were determined to have cost bases in excess of their estimated fair value, causing a collective impairment charge to the cash flows of the vehicle of $19.9 million. The impairment charge on the security reflects the credit impact to the fair value of the security given the results of the updated appraisals and reduced the Company's cost basis in the security permanently. The impairment charge was calculated by comparing the previous projected cash flows of the security to the revised cash flows including the results of the updated appraisals. Certain assets of RREF CDO 2007-1 were subsequently received by the Company in liquidation of the CDO, at which point they were recorded on the Company's balance sheet at their liquidation date fair value.
The Company recorded other-than-temporary impairment of $241,000 on three positions classified as securities available-for-sale, RMBS during the year ended December 31, 2016 after it was determined the Company would not be able to recover the full cost basis of these positions due to declines in the future projected cash flows of the securities.
One CMBS position that was acquired at the liquidation of RREF CDO 2006-1, which was classified as a security available-for-sale with a par value of $4.0 million, was identified as a position the Company would be required to sell before it could recover its cost basis in the security. As such, the Company recorded the difference between its amortized cost basis and the estimated fair value. Other-than-temporary impairment of $732,000 was recognized during the year ended December 31, 2016 as a result of the anticipated sale of this security. Subsequent to the impairment, the position was sold and an additional loss of $450,000 was realized for a total recognized loss of $1.2 million.
The following table summarizes the Company's sales of investment securities available-for-sale during the period indicated (in thousands, except number of securities):

	Positions Sold	Positions Redeemed	Par Amount Sold/Redeemed	Realized Gain (Loss)
For the Year Ended December 31, 2016:
ABS	1	—	$10,830	$418
CMBS	1	—	$4,000	$(450)

For the Year Ended December 31, 2015:
ABS	24	3	$69,901	$9,197
RMBS	6	—	$28,305	$984
CMBS	1	—	$3,000	$(58)

(Back to Index)

(Back to Index)

RESOURCE CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS − (Continued)
DECEMBER 31, 2016

NOTE 10 - INVESTMENTS IN UNCONSOLIDATED ENTITIES
The following table shows the Company's investments in unconsolidated entities at December 31, 2016 and 2015 and equity in earnings of unconsolidated entities for the years ended December 31, 2016, 2015 and 2014 (in thousands):

				Equity in Earnings of Unconsolidated Entities
		Balance at		Years Ended December 31,
	Ownership % at December 31, 2016	December 31, 2016	December 31, 2015	2016	2015	2014
Varde Investment Partners, L.P	—%	$—	$—	$—	$(90)	$(20)
RRE VIP Borrower, LLC (1)	—%	—	—	58	325	3,473
Investment in LCC Preferred Stock	29.0%	42,960	42,017	943	2,601	(1,555)
Investment in CVC Global Credit Opportunities Fund (2)	—%	—	—	—	8	2,032
RCM Global, LLC(3)	21.6%	465	—	14	—	—
Pelium Capital Partners, L.P. (3)	80.2%	25,993	—	3,991	—	—
Investment in Life Care Funding (4)	—%	—	—	—	—	(75)
Pearlmark Mezz (5)	47.7%	16,953	6,465	968	(460)	—
Investment in School Lane House (6)	—%	—	—	(1)	4	912
Subtotal		86,371	48,482	5,973	2,388	4,767
Investment in RCT I and II (7)	3.0%	1,548	1,548	(2,560)	(2,421)	(2,387)
Investment in Preferred Equity (8)	—%	—	—	—	—	410
Total		$87,919	$50,030	$3,413	$(33)	$2,790

(1)
The investment in RRE VIP Borrower was sold at December 31, 2014. Earnings for the years ended December 31, 2016, 2015, and 2014 are related to insurance premium and property tax refunds and the liquidation of bank accounts with respect to the underlying sold properties of the portfolio.

(2)	In December 2015, the Company elected a full redemption of its investment in the fund.

(3)	Pursuant to the new consolidation guidance adopted January 1, 2016, these previously consolidated VIEs are now accounted for under the equity method.

(4)
In January 2013, LTCC invested $2.0 million into LCF for the purpose of originating and acquiring life settlement contracts. In February 2014, the Company invested an additional $1.4 million which resulted in the consolidation of LCF during the first quarter of 2014.

(5)
The Company has committed to invest up to $50.0 million in Pearlmark Mezzanine Realty Partners IV, L.P. The commitment termination date ends the earlier of when the original commitment is fully funded, or the fifth anniversary following the final closing date, June 24, 2015.

(6)
Investment in School Lane House was sold as of December 31, 2014. Earnings for the years ended December 31, 2016, 2015, and 2014 related to the return of a security deposit and payment of an insurance claim.

(7)	For the years ended December 31, 2016, 2015, and 2014 these amounts are recorded in interest expense on the Company's consolidated statements of operations.

(8)
The investment in Preferred Equity was repaid as of December 31, 2014. For the year ended December 31, 2014, these amounts are recorded in interest income on loans on the Company's consolidated statements of operations.

NOTE 11 - BUSINESS COMBINATIONS
On February 26, 2014, the Company made an additional capital contribution to LCF which gave the Company majority ownership of 50.2%. As a result, the Company began consolidating the LCF joint venture. The joint venture was established for the purpose of acquiring life settlement contracts through a financing facility. On April 30, 2015, the Company committed to another capital contribution in the amount of $750,000, increasing its ownership of LCF to 60.7% which was funded in 2015. On December 15, 2015, the Company committed to an additional capital contribution in the amount of $1.3 million, increasing its ownership of LCF to 70.9% which was funded in 2016.
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

(Back to Index)

(Back to Index)

RESOURCE CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS − (Continued)
DECEMBER 31, 2016

As part of the Company's strategic plan to exit underperforming non-core asset classes, the Company met all of the criteria to classify the life settlement portfolio's assets and liabilities as held for sale in the fourth quarter of 2016.

On October 31, 2013, the Company, through its TRS, RCC Residential, completed a business combination whereby it acquired the assets of PCM, an Atlanta based company that originates and services residential mortgage loans, for approximately $7.6 million in cash.  As part of this transaction, a key employee of PCM was granted approximately $800,000 of the Company’s restricted stock.  In March 2016, this key employee ended his service period and all remaining amortization expense on unvested stock in the amount of $555,000 was accelerated. As part of the board approved plan to exit underperforming non-core asset classes, the Company met all of the criteria to classify the residential mortgage segment's assets and liabilities as held for sale and present the operating results as discontinued operations for all periods presented.
NOTE 12 - INTANGIBLE ASSETS
The following table summarizes the activity of intangible assets (in thousands):

	For the Year Ended
	December 31, 2016	December 31, 2015
	Management Contracts	Management Contracts
Balance, January 1, 2016	$5,316	$9,434
Additions	—	—
Sales	—	—
Amortization	(1,432)	(4,118)
Total before impairment losses	3,884	5,316
Impairment losses	(3,671)	—
Balance, December 31, 2016	$213	$5,316
Management Contracts
The Company recognized fee income on management contracts of $2.8 million, $3.9 million, and $5.1 million for the years ended December 31, 2016, 2015, and 2014, respectively.
For the years ended December 31, 2016, 2015, and 2014, the Company recorded amortization expense of $1.4 million, $4.1 million, and $1.8 million, respectively, related to the Company's management contracts. In October 2016, one of the two remaining CLOs associated with the management contracts was called, and the anticipated call date of the other CLO was determined to be early 2017. In accordance with guidance on intangible assets other than goodwill, the Company tested its two remaining management contracts for impairment. The carrying amounts of the management contracts were deemed to be unrecoverable and in excess of their fair values, calculated using a discounted cash flow analysis. As a result, $3.7 million in impairment losses was recognized on the Company’s consolidated statement of operations and is included in the commercial finance segment for the year ended December 31, 2016. The Company expects to record the remaining amortization expense on its management contracts of approximately $213,000 for the year ending December 31, 2017.

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

(Back to Index)

(Back to Index)

RESOURCE CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS − (Continued)
DECEMBER 31, 2016

	Principal Outstanding	Unamortized Issuance Costs and Discounts	Outstanding Borrowings	Weighted Average Borrowing Rate	Weighted Average Remaining Maturity	Value of Collateral
At December 31, 2016:
RCC 2014-CRE2 Senior Notes	$131,936	$1,871	$130,065	2.19%	15.3 years	$250,255
RCC 2015-CRE3 Senior Notes	196,112	2,358	193,754	2.82%	15.2 years	259,889
RCC 2015-CRE4 Senior Notes	158,475	2,193	156,282	2.55%	15.6 years	247,414
Unsecured Junior Subordinated Debentures	51,548	—	51,548	4.89%	19.8 years	—
6.0% Convertible Senior Notes	115,000	3,231	111,769	6.00%	1.9 years	—
8.0% Convertible Senior Notes	100,000	3,472	96,528	8.00%	3.0 years	—
CRE - Term Repurchase Facilities (2)	349,318	2,680	346,638	3.04%	1.6 years	520,503
CMBS - Term Repurchase Facility (3)	78,503	16	78,487	2.73%	129 days	115,157
Trust Certificates - Term Repurchase Facility (4)	26,667	282	26,385	6.21%	1.9 years	89,181
Total	$1,207,559	$16,103	$1,191,456	3.67%	8.0 years	$1,482,399

	Principal Outstanding	Unamortized Issuance Costs and Discounts	Outstanding Borrowings	Weighted Average Borrowing Rate	Weighted Average Remaining Maturity	Value of Collateral
At December 31, 2015:
RREF CDO 2006-1 Senior Notes (1)	$52,772	$—	$52,772	2.60%	30.6 years	$94,379
RREF CDO 2007-1 Senior Notes (1)	91,752	—	91,752	1.65%	30.8 years	210,904
RCC CRE Notes 2013 Senior Notes	58,465	664	57,801	3.21%	13.0 years	104,439
RCC 2014-CRE2 Senior Notes	198,594	2,991	195,603	1.68%	16.3 years	313,663
RCC 2015-CRE3 Senior Notes	282,127	3,466	278,661	2.25%	16.2 years	341,099
RCC 2015-CRE4 Senior Notes	223,735	3,160	220,575	2.06%	16.6 years	308,042
Apidos Cinco CDO Senior Notes (1)	135,417	—	135,417	1.25%	4.4 years	154,584
Unsecured Junior Subordinated Debentures	51,548	135	51,413	4.40%	20.8 years	—
6.0% Convertible Senior Notes	115,000	4,917	110,083	6.00%	2.9 years	—
8.0% Convertible Senior Notes	100,000	4,599	95,401	8.00%	4.0 years	—
CRE - Term Repurchase Facilities (2)	225,346	2,418	222,928	2.64%	17 days	321,267
CMBS - Term Repurchase Facility (3)	25,658	2	25,656	1.57%	18 days	31,650
Trust Certificates - Term Repurchase Facility (4)	26,659	415	26,244	5.85%	2.9 years	89,181
CMBS - Short Term Repurchase Agreements (5)	57,407	—	57,407	2.06%	18 days	79,347
Total	$1,644,480	$22,767	$1,621,713	2.86%	11.7 years	$2,048,555

(1)	On January 1, 2016, RREF CDO 2006-1, RREF CDO 2007-1 and Apidos Cinco CDO were deconsolidated in accordance with guidance on consolidation (see Note 2).

(2)	Amounts also include accrued interest expense of $468,000 and $315,000 related to CRE repurchase facilities at December 31, 2016 and 2015, respectively.

(3)	Amounts also include accrued interest expense of $157,000 and $18,000 related to CMBS repurchase facilities at December 31, 2016 and 2015, respectively.

(4)	Amount also includes accrued interest expense of $69,000 and $61,000 related to trust certificate repurchase facilities at December 31, 2016 and 2015, respectively.

(5)	Amounts also include accrued interest expense of $0 and $40,000 related to CMBS short term repurchase facilities at December 31, 2016 and 2015, respectively.
The Company obtained three waivers for violation of the EBITDA to fixed charge coverage ratio financial covenants for its two CRE repurchase facilities and its Wells Fargo Bank, NA ("Wells Fargo") CMBS repurchase facility at December 31, 2016. In addition, the Company received a waiver for violation on its Wells Fargo CMBS Term Facility and Wells Fargo CRE Term Facility on the required capital amount covenant at December 31, 2016. The Company is in compliance with all other covenants in the respective agreements at December 31, 2016.
Securitizations
On January 1, 2016, the Company adopted the amendments to the consolidation guidance (see Note 2). As a result of its evaluation, the Company deconsolidated RREF CDO 2006-1, RREF CDO 2007-1 and Apidos Cinco CDO.

(Back to Index)

(Back to Index)

RESOURCE CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS − (Continued)
DECEMBER 31, 2016

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
During the year ended December 31, 2016, the Company called and liquidated RREF CDO 2006-1 by transferring the remaining assets to RCC Real Estate and paying off, in full, the remaining CDO debt owed to third parties of $7.5 million.
During the year ended December 31, 2015, the Company did not repurchase any notes.
During the year ended December 31, 2015, the Company reissued $6.3 million of Class F notes at a weighted average price of 96.02% to par which resulted in a $249,000 loss on the reissuance of debt in the consolidated statements of operations.
During the year ended December 31, 2014, the Company reissued $6.7 million of Class A-1 notes at a price of 98.94% to par, and $12.0 million of Class A-2 notes at a price of 95.56% to par, which resulted in a $604,000 loss on the reissuance of debt in the consolidated statements of operations.
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

(Back to Index)

(Back to Index)

RESOURCE CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS − (Continued)
DECEMBER 31, 2016

During the year ended December 31, 2016, the Company called and liquidated RREF CDO 2007-1 by transferring the remaining assets to RCC Real Estate and paying off, in full, the remaining CDO debt owed to third parties of $33.7 million.
During the year ended December 31, 2015, the Company did not repurchase any notes.

During the year ended December 31, 2015, the Company reissued $11.8 million of Class D notes at a weighted average price of 90.18% to par, which resulted in a $1.2 million loss on the reissuance of debt in the consolidated statements of operations.
During the year ended December 31, 2014, the Company reissued $25.0 million of Class A-1 notes at a price of 92.53% to par, and $15.0 million of Class D notes at a weighted average price of 86.85% to par, which resulted in a $3.8 million loss on the reissuance of debt in the consolidated statements of operations.
Apidos Cinco CDO
In May 2007, the Company closed Apidos Cinco CDO, a $350.0 million CDO transaction that provided financing for syndicated corporate loans.  Apidos Cinco CDO issued a total of $322.0 million of senior notes at par to investors and RCC Commercial II purchased a $28.0 million equity interest representing 100% of the outstanding preference shares.  The equity interest is subordinated in right of payment to all other securities issued by Apidos Cinco CDO.
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
During the year ended December 31, 2016, the Company called Apidos Cinco CDO by substantially liquidating the CDO's assets and paying off, in full, the remaining senior notes. The Company reconsolidated the remaining assets of Apidos Cinco CDO as a result of the liquidation, however, as the senior notes had paid off there was no impact to the Company's borrowings.
    The following table sets forth certain information with respect to the Company's consolidated securitizations at December 31, 2016:

Securitization	Closing Date	Maturity Date	End of Designated Principal Reinvestment Period (1)	Total Note Paydowns at December 31, 2016
				(in millions)
RCC 2014-CRE2	July 2014	April 2032	July 2016	$103.4
RCC 2015-CRE3	February 2015	March 2032	February 2017	$86.0
RCC 2015-CRE4	August 2015	August 2032	August 2017	$65.3

(1)
The designated principal reinvestment period is the period where principal payments received by each respective securitization may be designated by the Company to purchase funding participations of existing collateral originally underwritten at the close of each securitization, which was funded outside of the deal structure.

The investments held by the Company's securitizations collateralize the securitizations' borrowings and, as a result, are not available to the Company, its creditors, or stockholders. All senior notes retained at closing or subsequently repurchased by the Company at December 31, 2016 eliminate in consolidation.
RCC CRE Notes 2013
In December 2013, the Company closed RCC CRE Notes 2013, a $307.8 million CRE securitization transaction that provided financing for transitional commercial real estate loans. RCC CRE Notes 2013 issued a total of $260.8 million of senior notes at par to unrelated investors.  RCC Real Estate purchased 100% of the Class D senior notes (rated  BBB:DBRS), Class E senior notes (rated BB:DBRS) and Class F senior notes (rated B:DBRS) for $30.0 million.  In addition, Resource Real Estate Funding 2013 Notes Investor, LLC ("RREF 2013 Notes Investor"), a subsidiary of RCC Real Estate, purchased a $16.9 million equity interest representing 100% of the outstanding preference shares.  The senior notes purchased by RCC Real Estate are subordinated in right of payment to all other

(Back to Index)

(Back to Index)

RESOURCE CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS − (Continued)
DECEMBER 31, 2016

senior notes issued by RCC CRE Notes 2013 but are senior in right of payment to the preference shares.  The equity interest is subordinated in right of payment to all other securities issued by RCC CRE Notes 2013.
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
At December 31, 2015, total note paydowns on RCC CRE Notes 2013 totaled $202.4 million. In December 2016, RREF 2013 Notes Investor exercised the optional redemption feature of RCC CRE Notes 2013 and the outstanding senior notes were paid off as a result of the maturities of certain of the securitization's assets.
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
At closing, the senior notes issued to investors by RCC 2014-CRE2 consisted of the following classes: (i) $196.4 million of Class A notes bearing interest at one-month LIBOR plus 1.05%; (ii) $38.9 million of Class B notes bearing interest at one-month LIBOR plus 2.50%; and (iii) $17.7 million of Class C notes bearing interest at one-month LIBOR plus 4.25%. All of the notes issued mature in April 2032, although the Company has the right to call the notes any time after July 2016 until maturity.
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
At closing, the senior notes issued to investors by RCC 2015-CRE3 consisted of the following classes: (i) $193.9 million of Class A notes bearing interest at one-month LIBOR plus 1.40%; (ii) $17.3 million of Class A-S notes bearing interest at one-month LIBOR plus 1.65%; (iii) $19.5 million of Class B notes bearing interest at one-month LIBOR plus 2.40%; (iv) $20.8 million of Class C notes bearing interest at one-month LIBOR plus 3.15%; (v) $30.7 million of Class D notes bearing interest at one-month LIBOR plus 4.00%; (vi) $20.8 million of Class E notes bearing interest at one-month LIBOR plus 4.75%; (vii) and $15.6 million of Class F notes bearing interest at one-month LIBOR plus 5.50%.  All of the notes issued mature in March 2032, although the Company has the right to call the notes any time after March 2017 until maturity.
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

(Back to Index)

(Back to Index)

RESOURCE CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS − (Continued)
DECEMBER 31, 2016

At closing, the senior notes issued to investors by RCC 2015-CRE4 consisted of the following classes: (i) $179.9 million of Class A notes bearing interest at one-month LIBOR plus 1.40%; (ii) $43.8 million of Class B notes bearing interest at one-month LIBOR plus 3.00%; (iii) $26.6 million of Class C notes bearing interest at one-month LIBOR plus 4.75%. All of the notes issued mature in August 2032, although the Company has the right to call the notes any time after September 2017 until maturity.
Apidos CDO III
In May 2006, the Company closed Apidos CDO III, a $285.5 million CDO transaction that provided financing for syndicated corporate loans.  Apidos CDO III issued a total of $262.5 million of senior notes at par to investors and RCC Commercial purchased a $23.0 million equity interest representing 100% of the outstanding preference shares.  The equity interest is subordinated in right of payment to all other securities issued by Apidos CDO III.
At closing, the senior notes issued to investors by Apidos CDO III consist of the following classes: (i) $212.0 million of Class A-1 notes bearing interest at three-month LIBOR plus 0.26%; (ii) $19.0 million of Class A-2 notes bearing interest at three-month LIBOR plus 0.45%; (iii) $15.0 million of Class B notes bearing interest at three-month LIBOR plus 0.75%; (iv) $10.5 million of Class C notes bearing interest at three-month LIBOR plus 1.75%; and (v) $6.0 million of Class D notes bearing interest at three-month LIBOR plus 4.25%.
In June 2015, the Company called Apidos CDO III, substantially liquidating the securitization's assets. Proceeds from the sale of these assets, plus proceeds from previous sales and paydowns in the CDO, were used to pay down the securitization's remaining senior notes.
Unsecured Junior Subordinated Debentures
In May 2006 and September 2006, the Company formed RCT I and RCT II, respectively, for the sole purpose of issuing and selling capital securities representing preferred beneficial interests.  Although the Company owns $774,000 of the common securities of RCT I and RCT II, RCT I and RCT II are not consolidated into the Company’s consolidated financial statements because the Company is not deemed to be the primary beneficiary of these entities.  In connection with the issuance and sale of the capital securities, the Company issued junior subordinated debentures to RCT I and RCT II of $25.8 million each, representing the Company’s maximum exposure to loss.  The debt issuance costs associated with the junior subordinated debentures for RCT I and RCT II were included in borrowings and were amortized into interest expense in the consolidated statements of operations using the effective yield method over a ten year period.
There was no unamortized debt issuance costs associated with the junior subordinated debentures for RCT I and RCT II outstanding at December 31, 2016.  The debt issuance costs associated with the junior subordinated debentures for RCT I and RCT II at December 31, 2015 were $54,000 and $80,000, respectively. The rates for RCT I and RCT II, at December 31, 2016, were 4.95% and 4.84%, respectively.  The rates for RCT I and RCT II, at December 31, 2015, were 4.55% and 4.25%, respectively.
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
6.0% Convertible Senior Notes
On October 21, 2013, the Company issued and sold in a public offering $115.0 million aggregate principal amount of its 6.0% Convertible Senior Notes due 2018, ("6.0% Convertible Senior Notes"). After deducting the underwriting discount and the estimated offering costs, the Company received approximately $111.1 million of net proceeds. The discount of $4.9 million on the 6.0% Convertible Senior Notes reflects the difference between the stated value of the debt and the fair value of the notes as if they were issued without a conversion feature and at a higher rate of interest that the Company estimated would have been applicable without the conversion feature.  The discount is amortized into interest expense in the consolidated statements of operations on a straight-line basis over the period ended on December 1, 2018. Interest on the 6.0% Convertible Senior Notes is paid semi-annually. Prior to December 1, 2018, the 6.0% Convertible Senior Notes are not redeemable at the Company's option, except to preserve the

(Back to Index)

(Back to Index)

RESOURCE CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS − (Continued)
DECEMBER 31, 2016

Company's status as a REIT. On or after December 1, 2018, the Company may redeem all or a portion of the 6.0% Convertible Senior Notes at a redemption price equal to the principal amount plus accrued and unpaid interest. Holders of 6.0% Convertible Senior Notes may require the Company to repurchase all or a portion of the 6.0% Convertible Senior Notes at a purchase price equal to the principal amount plus accrued and unpaid interest on December 1, 2018, or upon the occurrence of certain defined fundamental changes. The 6.0% Convertible Senior Notes had an original conversion rate of 150.1502 common shares per $1,000 principal amount of 6.0% Convertible Senior Notes (equivalent to an initial conversion price of $6.66 per common share). Upon conversion of 6.0% Convertible Senior Notes by a holder, the holder will receive cash, the Company's common shares or a combination of cash and common shares, at the Company's election. In connection with the Company's one-for-four reverse stock split, the 6.0% Convertible Senior Notes automatically adjusted from 150.1502 common shares per $1,000 principal amount of such notes to 37.5376 common shares per $1,000 principal amount of such notes. The conversion price was adjusted from $6.66 to $26.64 as a result of the stock split.
8.0% Convertible Senior Notes
In January 2015, the Company issued and sold in a public offering $100.0 million aggregate principal amount of its 8.0% Convertible Senior Notes due 2020, ("8.0% Convertible Senior Notes"). After deducting a $1.0 million underwriting discount and deferred debt issuance costs totaling $2.1 million, the Company received approximately $97.0 million of net proceeds. In addition, the Company recorded a discount of $2.5 million (the offset of which was recorded in additional paid-in capital) on the 8.0% Convertible Senior Notes that reflects the difference between the stated value of the debt and the fair value of the notes as if they were issued without a conversion feature.  The aforementioned market discounts and the deferred debt issuance costs are amortized into interest expense in the consolidation statements of operations on a straight-line basis over the period ended on January 15, 2020. Interest on the 8.0% Convertible Senior Notes is paid semi-annually. Prior to January 15, 2020, the 8.0% Convertible Senior Notes are not redeemable at the Company's option, except to preserve the Company's status as a REIT. On or after January 15, 2020, the Company may redeem all or a portion of the 8.0% Convertible Senior Notes at a redemption price equal to the principal amount plus accrued and unpaid interest. Holders of 8.0% Convertible Senior Notes may require the Company to repurchase all or a portion of the 8.0% Convertible Senior Notes at a purchase price equal to the principal amount plus accrued and unpaid interest on January 15, 2020, or upon the occurrence of certain defined fundamental changes. The 8.0% Convertible Senior Notes had an original conversion rate of 187.4414 common shares per $1,000 principal amount of 8.0% Convertible Senior Notes (equivalent to an initial conversion price of $5.34 per common share). Upon conversion of 8.0% Convertible Senior Notes by a holder, the holder will receive cash, the Company's common shares or a combination of cash and common shares, at the Company's election. In connection with the Company's one-for-four reverse stock split, the 8.0% Convertible Senior Notes automatically adjusted from 187.4414 common shares per $1,000 principal amount of such notes to 46.86035 shares of common stock per $1,000 principal amount of such notes. The conversion price was adjusted from $5.34 to $21.36 as a result of the stock split.

(Back to Index)

(Back to Index)

RESOURCE CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS − (Continued)
DECEMBER 31, 2016

Repurchase and Credit Facilities
Borrowings under the Company's repurchase agreements are guaranteed by the Company or one of its subsidiaries. The following table sets forth certain information with respect to the Company's borrowings (in thousands, except percentages):

	At December 31, 2016				At December 31, 2015
	Outstanding Borrowings	Value of Collateral	Number of Positions as Collateral	Weighted Average Interest Rate	Outstanding Borrowings	Value of Collateral	Number of Positions as Collateral	Weighted Average Interest Rate
CMBS Term Repurchase Facilities
Wells Fargo Bank (1)	$22,506	$28,514	13	1.96%	$25,656	$31,650	21	1.57%
Deutsche Bank (2)	55,981	86,643	23	3.04%	—	—	—	—%

CRE Term Repurchase Facilities
Wells Fargo Bank (3)	215,283	313,126	16	2.86%	123,937	179,169	9	2.39%
Morgan Stanley Bank (4)	131,355	207,377	11	3.34%	98,991	142,098	7	2.96%

Trust Certificates Term Repurchase Facility
RSO Repo SPE Trust 2015 (5)	26,385	89,181	1	6.21%	26,244	89,181	1	5.85%

Short-Term Repurchase Agreements - CMBS
Wells Fargo Securities, LLC	—	—	—	—%	13,548	19,829	3	1.93%
Deutsche Bank Securities, LLC	—	—	—	—%	43,859	59,518	17	2.10%
Totals	$451,510	$724,841			$332,235	$521,445

(1)	The Wells Fargo Bank CMBS term repurchase facility includes $0 and $2,000, of deferred debt issuance costs at December 31, 2016 and 2015, respectively.

(2)	The Deutsche Bank CMBS term repurchase facility includes $16,000 and $0 of deferred debt issuance costs at December 31, 2016 and 2015, respectively.

(3)	The Wells Fargo Bank CRE term repurchase facility includes $1.6 million and $675,000 of deferred debt issuance costs at December 31, 2016 and 2015, respectively.

(4)	The Morgan Stanley Bank CRE term repurchase facility includes $1.1 million and $1.7 million of deferred debt issuance costs at December 31, 2016 and 2015, respectively.

(5)	The RSO Repo SPE Trust 2015 term repurchase facility includes $282,000 and $415,000 of deferred debt issuance costs at December 31, 2016 and 2015, respectively.
The following table shows information about the amount at risk under the repurchase facilities (dollars in thousands):

	Amount at Risk (1)	Weighted Average Maturity in Days	Weighted Average Interest Rate
At December 31, 2016:
CMBS Term Repurchase Facilities
Wells Fargo Bank, National Association	$6,059	90 days	1.96%
Deutsche Bank, AG	$30,971	145 days	3.04%

CRE Term Repurchase Facilities
Wells Fargo Bank, National Association	$97,482	1.6 years	2.86%
Morgan Stanley Bank, National Association	$75,772	1.7 years	3.34%

Trust Certificates Term Repurchase Facility
RSO Repo SPE Trust 2015	$62,575	1.9 years	6.21%

(Back to Index)

(Back to Index)

RESOURCE CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS − (Continued)
DECEMBER 31, 2016

	Amount at Risk (1)	Weighted Average Maturity in Days	Weighted Average Interest Rate
At December 31, 2015:
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

CMBS – Term Repurchase Facilities
In February 2011, the Company's wholly-owned subsidiaries, RCC Commercial and RCC Real Estate (collectively, the "RCC Subsidiaries"), entered into a master repurchase and securities contract (the "2011 Facility") with Wells Fargo.  Under the 2011 Facility, from time to time, the parties may enter into transactions in which the RCC Subsidiaries and Wells Fargo agree to transfer from the RCC Subsidiaries to Wells Fargo all of their right, title and interest to certain commercial mortgage backed securities and other assets (the "Assets") against the transfer of funds by Wells Fargo to the RCC Subsidiaries, with a simultaneous agreement by Wells Fargo to transfer back to the RCC Subsidiaries such Assets at a date certain or on demand, against the transfer of funds from the RCC Subsidiaries to Wells Fargo. The maximum amount of the 2011 Facility is $100.0 million which had an original two year term with a one year option to extend, and an interest rate equal to the one-month LIBOR plus 1.00% plus a .25% initial structuring fee and a .25% extension fee upon exercise. Amendments to the facility have extended the current termination date to March 31, 2017 and the Company expects to conclude a credit review process with its lender and receive a new term repurchase facility for an additional year.
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
Under the terms of the 2011 Facility and pursuant to a guarantee agreement dated February 1, 2011 (the "2011 Guaranty"), the Company guaranteed the payment and performance of (a) all payment obligations owing by the RCC Subsidiaries to Wells Fargo under or in connection with the Facility and any other governing agreements and any and all extensions, renewals, modifications, amendments or substitutions of the foregoing; (b) all expenses, including, without limitation, reasonable attorneys' fees and disbursements, that are incurred by Wells Fargo in the enforcement of any of the foregoing or any obligation of the registrant; and (c) any other obligations of the RCC Subsidiaries with respect to Wells Fargo under each of the governing documents.  The 2011 Guaranty includes covenants that, among other things, limit the Company's leverage and debt service ratios and require maintenance of certain levels of cash and net worth. The Company obtained a waiver for violation of certain financial covenants at December 31, 2016. The Company is in compliance with all other financial covenants under the terms of the 2011 Facility and 2011 Guaranty at December 31, 2016.

(Back to Index)

(Back to Index)

RESOURCE CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS − (Continued)
DECEMBER 31, 2016

On March 8, 2005, the Company's wholly-owned subsidiary RCC Real Estate entered into the short-term CMBS 2005 Facility with Deutsche Bank Securities Inc. ("Deutsche Bank"). In May 2016, the Company entered into an agreement governed by the 2005 Facility with Deutsche Bank to enter into transactions in which RCC Real Estate and Deutsche Bank agree to transfer from RCC Real Estate to Deutsche Bank all of their right, title and interest to certain CMBS and other assets against the transfer of funds by Deutsche Bank to RCC Real Estate, with a simultaneous agreement by Deutsche Bank to transfer back to RCC Real Estate such assets at a date certain, against the transfer of funds from RCC Real Estate to Deutsche Bank. The term of the agreement is one year with subsequent one year extensions subject to Deutsche Bank's approval.
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
On October 31, 2014, the Company agreed to a modification of the terms of the 2012 Facility. The modification increases the facility maximum by $150.0 million to $400.0 million and extends the 2012 Facility's maturity date to August 27, 2016. The modification also increased the 2012 Facility's maximum single asset concentration limit, reduced the minimum portfolio debt yield tests requirement, and decreased pricing spreads on select portfolio assets. The Company also provides for two additional one year extension options at the Company's discretion.
In July 2016, in exchange for applicable structuring and extension fees, the Company entered into a fifth amendment of the 2012 Facility which extended the current term to July 2018 with three additional one year extension options exercisable at the Company's discretion.
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
Under the terms of the 2012 Facility and pursuant to a guarantee agreement dated February 27, 2012 (the "2012 Guaranty"), the Company guaranteed the payment and performance of (a) all payment obligations owing by the Company to Wells Fargo under or in connection with the 2012 Facility and any other governing agreements and any and all extensions, renewals, modifications, amendments or substitutions of the foregoing; (b) all expenses, including, without limitation, reasonable attorneys' fees and disbursements, that are incurred by Wells Fargo in the enforcement of any of the foregoing or any obligation of the registrant; and (c) any other obligations of the Company with respect to Wells Fargo under each of the governing documents.  The 2012 Guaranty includes covenants that, among other things, limit the Company's leverage and debt service ratios and require maintenance of certain levels of cash and net worth. The Company obtained a waiver for violation of certain financial covenants at December 31, 2016. The Company is in compliance with all other financial covenants under the terms of the 2012 Facility and 2012 Guaranty at December 31, 2016.
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

(Back to Index)

(Back to Index)

RESOURCE CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS − (Continued)
DECEMBER 31, 2016

On September 10, 2015, RCC Real Estate's wholly-owned subsidiary, RCC Real Estate SPE 6 ("SPE 6"), entered into a master repurchase and securities agreement (the "Morgan Stanley Facility") with Morgan Stanley Bank, NA ("Morgan Stanley") to finance the origination of commercial real estate loans. The Company paid a commitment fee of 0.65% of the maximum facility amount, as well as other standard costs. The Morgan Stanley Facility has a maximum capacity of $250.0 million and an initial three year term that expires on September 10, 2018 with annual one year extension options, and an interest rate of one-month LIBOR plus an applicable spread ranging from 2.25% to 2.75%. Morgan Stanley charges an unused fee of 0.50% if the average daily outstanding borrowings are less than or equal to 50% of the Morgan Stanley Facility amount, and of 0.25% if the amount the average daily outstanding borrowings are greater than 50% but less than 65% of the Morgan Stanley Facility amount. Morgan Stanley had agreed to waive this unused fee until January 2016.

The Morgan Stanley Facility contains customary events of default (subject to certain materiality thresholds and grace periods) customary for this type of financing arrangement, including but not limited to: payment defaults; a change of control of SPE 6 or the Company; breaches of covenants and/or certain representations and warranties; a judgment in an amount greater than $250,000 against SPE 6 or $15.0 million in the aggregate against the Company; or a default involving the failure to pay or acceleration of a monetary obligation in excess of $250,000 of SPE 6 or $15.0 million of the Company. The remedies for such events of default are also customary for this type of transaction and include the acceleration of the principal amount outstanding under the Morgan Stanley Facility and the liquidation of assets subject to the facility by Morgan Stanley. The Company obtained a waiver for violation of certain financial covenants at December 31, 2016. The Company is in compliance with all other covenants under the terms of the Morgan Stanley Facility at December 31, 2016.
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
The Term Repurchase Trust Facility contains events of default, including but not limited to: payment defaults, including the margin deficit; a change in control of the Company; customary breaches of covenants and/or certain representations and warranties; or failure to pay indebtedness for borrowed money, or any interest or premium thereon when due in excess of $2.0 million. The remedies for such events of default include: immediate repayment of the repurchase obligations and retainment of all income received on the purchased asset and the pledged collateral. The Company was in compliance with all financial covenants under the terms of the facility at December 31, 2016.
Short-Term Repurchase Agreements - CMBS
On March 8, 2005, RCC Real Estate entered into a master repurchase and securities agreement with Deutsche Bank Securities Inc. to finance the purchase of CMBS and the origination of commercial real estate loans (the "2005 Facility").  There is no stated maximum amount of the facility and the repurchase agreement has no stated maturity date with monthly resets of interest rates.  The Company guaranteed RCC Real Estate’s performance of its obligations under the repurchase agreement.
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

(Back to Index)

(Back to Index)

RESOURCE CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS − (Continued)
DECEMBER 31, 2016

Contractual maturity dates of the Company's borrowings by category and year are presented in the table below (in thousands):

	Total	2017	2018	2019	2020	2021 and Thereafter
CRE Securitizations	$480,101	$—	$—	$—	$—	$480,101
Repurchase Agreements	451,510	78,487	373,023	—	—	—
Unsecured Junior Subordinated Debentures	51,548	—	—	—	—	51,548
6.0 % Convertible Senior Notes	111,769	—	111,769	—	—	—
8.0 % Convertible Senior Notes	96,528	—	—	—	96,528	—
Total	$1,191,456	$78,487	$484,792	$—	$96,528	$531,649

NOTE 14 - STOCK INCENTIVE PLANS AND SHARE ISSUANCE AND REPURCHASE
Upon formation of the Company, the 2005 Stock Incentive Plan (the "2005 Plan") was adopted for the purpose of attracting and retaining executive officers, employees, directors and other persons and entities that provide services to the Company. The 2005 Plan authorized the issuance of up to 383,333 shares of common stock in the form of options to purchase common stock, stock awards, performance shares and stock appreciation rights.
In July 2007, the Company’s shareholders approved the 2007 Omnibus Equity Compensation Plan (the "2007 Plan"). The 2007 Plan authorized the issuance of up to 500,000 shares of common stock in the form of options to purchase common stock, stock awards, performance shares and stock appreciation rights. On June 23, 2011, the 2007 Plan was amended to: (i) increase the number of shares authorized for issuance under the Plan from 500,000 shares to 1,350,000 shares; (ii) extend the expiration date of the Plan to June 23, 2021; (iii) provide that the administrator making certain determinations after a change of control, as defined in the 2007 Plan, will be comprised of the same persons who constitute the administrator immediately before the change of control; and (iv) make other clarifying and updating amendments to the Plan.
The following table summarizes the Company's repurchases of preferred stock:

	Year ended December 31, 2016		Total Outstanding
	Number of Shares Repurchased	Weighted Average Offering Price	Number of Shares	Weighted Average Offering Price
8.50% Series A Preferred Stock	—	$—	1,069,016	$24.29
8.25% Series B Preferred Stock	195,900	$15.80	5,544,579	$24.02
8.625% Series C Preferred Stock	—	$—	4,800,000	$25.00
On or after June 14, 2017, the Company may, at its option, redeem its Series A preferred stock, in whole or part, at any time and from time to time, for cash at $25.00 per share, plus accrued and unpaid dividends, if any, to the redemption date.
On or after October 2, 2017, the Company may, at its option, redeem its Series B preferred stock, in whole or part, at any time and from time to time, for cash at $25.00 per share, plus accrued and unpaid dividends, if any, to the redemption date.
On or after July 30, 2024, the Company may, at its option, redeem its Series C preferred stock, in whole or part, at any time and from time to time, for cash at $25.00 per share, plus accrued and unpaid dividends, if any, to the redemption date.
Under a dividend reinvestment plan authorized by the board of directors on March 21, 2013, the Company was authorized to issue up to 5,000,000 shares of common stock. During the year ended December 31, 2016, the Company sold approximately 10,000 shares of common stock through this program, resulting in proceeds of approximately $117,000.
Under a share repurchase plan authorized by the board of directors on August 3, 2015, the Company was authorized to repurchase up to $50.0 million of its outstanding equity and debt securities. During the year ended December 31, 2016, the Company repurchased $9.2 million of its common stock, representing approximately 800,000 shares. Since the inception of the program through December 31, 2016, the Company has repurchased $35.2 million of its common stock, representing approximately 2.8 million shares or 8.3% of the outstanding balance. During the year ended December 31, 2016, the Company repurchased $3.1 million of its outstanding Series B preferred stock, representing approximately 196,000 shares or 3.4% of the initial outstanding

(Back to Index)

(Back to Index)

RESOURCE CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS − (Continued)
DECEMBER 31, 2016

balance. In March 2016, the Company's board of directors approved a new securities repurchase plan for up to $50.0 million of its outstanding securities, which replaced the August 2015 repurchase plan and $44.9 million remains available in this repurchase plan at December 31, 2016.
NOTE 15 - SHARE-BASED COMPENSATION
The following table summarizes the Company's restricted common stock transactions:

	Non-Employee Directors	Non-Employees (1)	Employees	Total
Unvested shares at January 1, 2016	15,267	617,657	58,445	691,369
Issued	25,948	230,338	50,784	307,070
Vested	(13,895)	(536,016)	(32,558)	(582,469)
Forfeited	—	(10,493)	(5,427)	(15,920)
Unvested shares at December 31, 2016	27,320	301,486	71,244	400,050

(1)	Non-employees are employees of Resource America.

The Company is required to value any unvested shares of restricted common stock granted to non-employees at the current market price.  The estimated fair value at grant date of the unvested shares of restricted common stock granted to non-employees during the years ended December 31, 2016, 2015 and 2014 was $2.3 million, $4.9 million and $4.7 million, respectively. The estimated fair value at grant date of unvested shares of restricted common stock issued to the Company’s eight non-employee directors during the years ended December 31, 2016, 2015 and 2014 was $290,000, $256,000 and $219,000, respectively.
The Company records any unvested shares of restricted common stock granted to non-employee directors at the fair value on the grant date amortized over the service period.  The amortization recognized during the years ended December 31, 2016, 2015, and 2014 was $267,000 and $257,000 and $256,000, respectively.
At December 31, 2016 the total unrecognized restricted common stock expense for non-employees was $891,000, with a weighted average amortization period remaining of 2.6 years.
The following table summarizes restricted common stock grants during the year ended December 31, 2016:

Date	Shares	Vesting/Year	Date(s)
January 21, 2016	130,903	33.3%	1/21/17, 1/21/18, 1/21/19
January 21, 2016	50,784	33.3%	1/21/17, 1/21/18, 1/21/19
February 1, 2016	3,421	100%	2/1/17
February 5, 2016	90,595	33.3%	2/5/17, 2/5/18, 2/5/19
March 8, 2016	13,912	100%	3/8/17
March 14, 2016	3,158	100%	3/14/17
March 31, 2016	8,840	100%	5/15/17 (1)
June 6, 2016	2,702	100%	6/6/17
September 29, 2016	2,755	100%	9/29/17

(1)
In connection with a grant of restricted common stock made on September 24, 2014, the Company agreed to issue up to 17,682 shares of common stock if certain loan origination performance thresholds were achieved by personnel from the Company’s loan origination team.  The performance criteria were measured at the end of two annual measurement periods which began April 1, 2014.  The agreement also provided dividend equivalent rights pursuant to which the dividends that would have been paid on the shares had they been issued on the date of grant were paid at the end of each annual measurement period if the performance criteria were met.  If the performance criteria were not met, the accrued dividends would be forfeited.  As a consequence, the Company did not record the dividend equivalent rights until earned.  On March 31, 2016, the final annual measurement period ended and 8,840 shares were earned.  Approximately $42,000 of accrued dividend equivalent rights were paid in April 2016. These shares will vest over the subsequent 12 months at a rate of one-fourth per quarter.

(Back to Index)

(Back to Index)

RESOURCE CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS − (Continued)
DECEMBER 31, 2016

The following table summarizes the status of the Company’s vested stock options at December 31, 2016:

Vested Options	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Vested at January 1, 2016	26,250	$46.60
Vested	—	$—
Exercised	—	$—
Forfeited	—	$—
Expired	—	$—
Vested at December 31, 2016	26,250	$46.60	1.95	$—
There were no options granted during the years ended December 31, 2016 or 2015. The outstanding stock options have a contractual term of ten years and will expire in 2017 and 2021.
The components of equity compensation expense for the periods presented is as follows (in thousands):

	December 31,
	2016	2015	2014
Options granted to Manager and non-employees (1)	$—	$—	$(2)
Restricted shares granted to non-employees (1)(2)	2,758	2,163	5,679
Restricted shares granted to non-employee directors	267	257	256
Total equity compensation expense (3)	$3,025	$2,420	$5,933
(1) Non-employees are employees of Resource America.
(2) Amounts include $691,000 of equity compensation expense, for the year ended December 31, 2016, associated with the accelerated stock vesting of former executives of the Company.
(3) Amounts do not include equity compensation expense for employees of our subsidiary PCM, which is included in net income (loss) for discontinued operations, net of tax.
Under the Company's Management Agreement, incentive compensation is paid quarterly. Up to 75% of the incentive compensation is paid in cash and at least 25% is paid in the form of an award of common stock. There were no incentive fees paid to the Manager for the years ended December 31, 2016, 2015 and 2014.
Apart from incentive compensation payable under the Management Agreement, the Company has established no formal criteria for the issuance of equity awards as of December 31, 2016.  All awards are discretionary in nature and subject to approval by the compensation committee of the Company's board of directors.
NOTE 16 - EARNINGS PER SHARE
On August 3, 2015, the Company's board of directors approved a one-for-four reverse stock split of its outstanding common stock which took effect after the close of business on August 31, 2015. Outstanding share and per-share amounts disclosed at December 31, 2016 and for all other comparative periods provided have been retroactively adjusted to reflect the effects of the stock split.

(Back to Index)

(Back to Index)

RESOURCE CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS − (Continued)
DECEMBER 31, 2016

The following table presents a reconciliation of basic and diluted earnings (loss) per share for the periods presented as follows (in thousands, except share and per share amounts):

	Years Ended December 31,
	2016	2015	2014

Net income (loss) from continuing operations	$(11,334)	$11,079	$59,585
Net (income) loss allocated to preferred shares	(24,091)	(24,437)	(17,176)
Carrying value in excess of consideration paid for preferred shares	1,500	—	—
Net (income) loss allocable to non-controlling interest, net of taxes	229	(6,628)	(965)
Net income (loss) from continuing operations allocable to common shares	(33,696)	(19,986)	41,444
Net income (loss) from discontinued operations, net of tax	(19,260)	6,104	2,583
Net income (loss) allocable to common shares	$(52,956)	$(13,882)	$44,027

Basic:
Weighted average number of shares outstanding	30,539,369	32,280,319	32,007,766
Continuing operations	$(1.10)	$(0.62)	$1.30
Discontinued operations	(0.63)	0.19	0.08
Basic net income (loss) per share	$(1.73)	$(0.43)	$1.38

Diluted:
Weighted average number of shares outstanding	30,539,369	32,280,319	32,007,766
Additional shares due to assumed conversion of dilutive instruments	—	—	307,081
Adjusted weighted-average number of common shares outstanding	30,539,369	32,280,319	32,314,847
Continuing operations	$(1.10)	$(0.62)	$1.28
Discontinued operations	(0.63)	0.19	0.08
Diluted net income (loss) per share	$(1.73)	$(0.43)	$1.36
Potentially dilutive shares consisting of 400,050 and 691,369 shares of restricted stock are not included in the calculation of diluted net income (loss) per share for the years ended December 31, 2016 and 2015, respectively, because the effect was anti-dilutive. Potentially dilutive shares consisting of 9,002,864 and 9,002,864 shares issuable in connection with the potential conversion of the Company's 6.0% and 8.0% Convertible Senior Notes (see Note 13) for the year ended December 31, 2016 and 2015, respectively, were not included in the calculation of diluted net income (loss) per share because the effect would be anti-dilutive. Potentially dilutive shares consisting of 4,316,818 shares issuable in connection with the potential conversion of the Company's 6.0% Convertible Senior Notes for the year ended December 31, 2014 were not included in the calculation of diluted net income per share because the effect was anti-dilutive.

(Back to Index)

(Back to Index)

RESOURCE CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS − (Continued)
DECEMBER 31, 2016

NOTE 17 - ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)
The following table presents the changes in each component of accumulated other comprehensive income (loss) for the year ended December 31, 2016 (dollars in thousands):

	Net unrealized (loss) gain on derivatives	Net unrealized (loss) gain on securities, available-for-sale	Foreign currency translation	Accumulated other comprehensive income (loss)
January 1, 2016 (as adjusted)	$(131)	$(835)	$—	$(966)

Other comprehensive gain (loss) before reclassifications (net of taxes of $0.5 million)	118	5,850	—	5,968
Amounts reclassified from accumulated other comprehensive income	(5)	(1,916)	—	(1,921)
Net current-period other comprehensive income	113	3,934	—	4,047
Unrealized gains (losses) on available-for-sale securities allocable to non-controlling interests	—	—	—	—
December 31, 2016	$(18)	$3,099	$—	$3,081
NOTE 18 - THE MANAGEMENT AGREEMENT
On March 8, 2005, the Company entered into a Management Agreement with the Manager and Resource America pursuant to which the Manager provides the Company investment management, administrative and related services. The agreement has been amended and restated several times over the years. On September 8, 2016, Resource America was acquired by C-III, a leading commercial real estate services company engaged in a broad range of activities, including primary and special loan servicing, loan origination, fund management, CDO management, principal investment, investment sales and multifamily property management. As part of the transaction, C-III took over control of the Company's Manager with respect to the management agreement. On May 22, 2016, Resource America had previously entered into a letter agreement with the Company pursuant to which the Company irrevocably waived its right to terminate the management agreement as a result of a “Change of Control” (as defined in the management agreement) resulting from the merger and in exchange was paid a fee by Resource America (see Note 19). Under the agreement, the Manager receives fees and is reimbursed for its expenses as follows:

•
A monthly base management fee equal to 1/12th of the amount of the Company's equity multiplied by 1.5%. Under the management agreement, ''equity'' is equal to the net proceeds from any issuance of shares of capital stock less offering related costs, plus or minus the Company's retained earnings (excluding non-cash equity compensation incurred in current or prior periods) less any amounts the Company has paid for common stock repurchases. The calculation is adjusted for one-time events due to changes in GAAP, as well as other non-cash charges, upon approval of the independent directors of the Company.

•
Incentive compensation is calculated as follows: (i) twenty-five percent (25%) of the dollar amount by which (A) the Company's adjusted operating earnings (before incentive compensation but after the base management fee) for such quarter per common share (based on the weighted average number of common shares outstanding for such quarter) exceeds (B) an amount equal to (1) the weighted average of the price per share of the common shares in the initial offering by the Company and the prices per share of the Common Shares in any subsequent offerings by the Company, in each case at the time of issuance thereof, multiplied by (2) the greater of (a) 2% and (b) 0.5% plus one-fourth of the Ten Year Treasury Rate for such quarter, multiplied by (ii) the weighted average number of common shares outstanding during such quarter, subject to adjustment, to exclude events pursuant to changes in GAAP or the application of GAAP, as well as non-recurring or unusual transactions or events, after discussion between the Manager and the Independent Directors and approval by a majority of the independent directors in the case of non-recurring or unusual transactions or events. The fees paid by a taxable REIT subsidiary of the Company to employees, agents or affiliates of the Manager with respect to profits of such taxable REIT subsidiary (or any subsidiary thereof) are deducted from the Company's quarterly calculation of incentive compensation payable to the Manager.  Additionally, any income taxes payable by a taxable REIT subsidiary of the Company will be excluded from the Company's calculation of operating earnings.

(Back to Index)

(Back to Index)

RESOURCE CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS − (Continued)
DECEMBER 31, 2016

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
On February 24, 2011, the Company entered into an amendment to the Management Agreement in where, the Company agreed to pay CVC Credit Partners, LLC, formerly Apidos Capital Management ("ACM") such fees as are set forth in a Services Agreement dated as of February 24, 2011 among a subsidiary of the Company, RCAM and CVC. The Services Agreement provides that 10% of all base collateral management fees and additional collateral management fees paid to RCAM and 50% of all incentive collateral management fees will be paid by RCAM to CVC. During the years ended December 31, 2016, 2015 and 2014, RCAM paid CVC $1.8 million, $1.4 million and $1.3 million, respectively, in fees.
The Manager provides the Company with a Chief Financial Officer, a Chief Accounting Officer and several accounting and tax professionals, each of whom is exclusively dedicated to the Company's operations.  The Manager also provides the Company with a director of investor relations.  The Company bears the expense of the wages, salaries and benefits of the Chief Financial Officer and Chief Accounting Officer and a sufficient amount of additional accounting and tax professionals, and bears 50% of the salary and benefits of the director of investor relations. Up until the close of the transaction with C-III on September 8, 2016, the Company also bore the expense of the wages, salary and benefits of the Chairman.
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
As amended, the management agreement's term ends on March 31, 2017. The agreement provides for automatic one-year renewals on each March 31 thereafter until terminated unless at the end of the initial term or any renewal term at least two-thirds of the independent directors or a majority of the outstanding common shares agreed not to renew the Management Agreement. With a two-thirds vote of the independent directors, the independent directors may elect to terminate the Management Agreement because of the following:

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
The base management fee for the years ended December 31, 2016, 2015 and 2014 was $12.4 million, $12.8 million and $13.0 million, respectively. There were no incentive management fees earned during the years ended December 31, 2016, 2015 and 2014.

(Back to Index)

(Back to Index)

RESOURCE CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS − (Continued)
DECEMBER 31, 2016

At December 31, 2016, the Company was indebted to the Manager for base management fees of $854,000, $3,000 of fees payable to CVC from RCAM, and expense reimbursements of $216,000. At December 31, 2015, the Company was indebted to the Manager for base management fees of $978,000, $805,000 of fees payable to CVC from RCAM, and expense reimbursements of $152,000.
NOTE 19 - RELATED PARTY TRANSACTIONS
Relationship with Resource America and Certain of its Subsidiaries
Relationship with Resource America and C-III.  On September 19, 2013, the audit committee of the board of directors of Resource America concluded that Resource America should consolidate the financial statements of the Company, which was previously treated as an unconsolidated VIE. Resource America's audit committee reached this conclusion after consultations with the Office of the Chief Accountant of the Securities and Exchange Commission (the "Commission") following comments received from the staff of the Division of Corporation Finance of the Commission and the audit committee's discussion with the Company's management and its independent registered public accounting firm. Resource America's audit committee noted that consolidation of the Company was not expected to materially affect Resource America's previously reported net income attributable to common shareholders. In December 2015, Resource America elected to early adopt consolidation guidance issued by the FASB in February 2015 (see Note 2) and as a result was required to reevaluate whether or not the Company should be consolidated into Resource America’s financial statements. At such time, it was determined that the Company is no longer a VIE and Resource America would no longer consolidate the Company’s financial statements. On September 8, 2016, Resource America was acquired by C-III, a leading commercial real estate services company engaged in a broad range of activities, including primary and special loan servicing, loan origination, fund management, CDO management, principal investment, investment sales and multifamily property management. As part of the transaction, Resource America is no longer a public company and C-III took over control of the Company's Manager with respect to the management agreement (described below) and became beneficial owner of 715,396 shares of the Company's common equity (2.3% of the Company’s outstanding shares) held by Resource America. C-III is partially owned and controlled by Island Capital Group of which Mr. Farkas, Chairman of the Company, is the managing member. The Company's Chairman is also Chairman and CEO of C-III. In addition, Robert C. Lieber, the Company's Chief Executive Officer and President, is an executive managing director of C-III. Jeffrey P. Cohen, who is on the Company's board of directors, is an executive managing member of C-III and president of Island Capital Group. On May 22, 2016, Resource America entered into a letter agreement with the Company pursuant to which the Company irrevocably waived its right to terminate the management agreement as a result of a “Change of Control” (as defined in the management agreement) resulting from the merger. At the close of the transaction on September 8, 2016, Resource America paid a $1.5 million fee to the Company for the waiver which was recorded in other income (expense) on the consolidated statements of operations.
The Company is managed by the Manager, which is a wholly-owned subsidiary of Resource America, pursuant to a management agreement that provides for both base and incentive management fees.  For the years ended December 31, 2016, 2015 and 2014, the Manager earned base management fees of approximately $12.4 million, $12.8 million and $13.0 million, respectively. No incentive management fees were earned for the years ended December 31, 2016, 2015 and 2014. The Company also reimburses the Manager and Resource America for expenses, including the expenses of employees of Resource America who perform legal, accounting, due diligence and other services that outside professionals or consultants would otherwise perform, and for the wages, salaries and benefits of several Resource America personnel dedicated to the Company’s operations.  The Company also reimburses Resource America for additional costs incurred related to the Company's life care business, Long Term Care Conversion Funding, established for the purpose of originating and acquiring life settlement contracts. The initial agreement, authorized in December 2012, provided for an annual fee of $550,000, with a two-year term. In March 2015, the agreement was amended to extend the term for an additional two years terminating in December 2016. The agreement was amended again in December 2016 to extend the term for one additional year through December 2017 for a reduced fee of $250,000. This fee is paid quarterly. For the years ended December 31, 2016, 2015, and 2014, the Company paid the Manager $5.0 million, $5.5 million and $5.0 million, respectively, as expense reimbursements.
On November 24, 2010, the Company entered into an Investment Management Agreement with Resource Capital Markets, Inc. ("RCM"), a wholly-owned subsidiary of Resource America.  The initial agreement provided that: (a) RCM may invest up to $5.0 million of the Company’s funds, with the investable amount being adjusted by portfolio gains (losses) and collections, and offset by expenses, taxes and realized management fees, and (b) RCM can earn a management fee in any year that the net profits earned exceed a preferred return. On June 17, 2011, the Company entered into a revised Investment Management Agreement with RCM which provided an additional $8.0 million of the Company’s funds.  The management fee is 20% of the amount by which the net profits exceed the preferred return.  During the years ended December 31, 2016, 2015 and 2014, RCM earned no management fees. The portfolio began a partial liquidation during the year ended December 31, 2013 that has resulted in the outstanding

(Back to Index)

(Back to Index)

RESOURCE CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS − (Continued)
DECEMBER 31, 2016

portfolio balance being significantly decreased. The Company holds $4.1 million in fair market value of trading securities at December 31, 2016, a slight increase of $400,000 from $3.7 million at fair market value at December 31, 2015. The Company also reimburses RCM for expenses paid on the Company's behalf. For the years ended December 31, 2016, 2015 and 2014, the Company paid RCM $10,000, $128,000 and $164,000, respectively, as expense reimbursements.
At December 31, 2016, the Company was indebted to the Manager for $1.4 million, comprised of base management fees of $1.3 million and expense reimbursements of $35,000. The Company was also indebted to the Manager for an oversight fee of $138,000 which was recorded in liabilities held for sale.   At December 31, 2015, the Company was indebted to the Manager for $2.5 million, comprised of base management fees of $978,000 and expense reimbursements of $1.6 million. At December 31, 2016, the Company was indebted to RCM under the Company’s Investment Management Agreement for $216,000, comprised entirely of expense reimbursements.  At December 31, 2015, the Company was indebted to RCM under the Company's Investment Management Agreement for $152,000, comprised entirely of expense reimbursements. The Company's base management fee payable as well as expense reimbursements payable are recorded in accounts payable and other liabilities on the consolidated balance sheets.
During the year ended December 31, 2013, the Company, through one of its subsidiaries, Northport TRS, LLC, began originating middle-market loans. Resource America was paid origination fees in connection with the Company's middle-market lending operations, which capped out at 2% of the loan balance for any loan originated. The Company was indebted to RCM for $0 and $93,000 at December 31, 2016 and December 31, 2015, respectively for the middle-market lending operations. As a result of its sale of Northport TRS, LLC in August 2016, the Company has sold substantially all of its direct origination middle market loans and one syndicated loan, with an aggregate par balance of $257.3 million. CVC Credit Partners U.S Lending I, L.P. ,a related party to the Company, was also party to the sale transaction. As part of our plan to exit underperforming non-core asset classes, our middle market business is reported as discontinued operations on the Company's consolidated statements of operations. As such, the remaining assets were required to be marked to the lower of cost or market and transferred to hold for sale status at December 31, 2016.
On November 7, 2013, the Company, through a wholly-owned subsidiary, purchased all of the membership interests in Elevation Home Loans, LLC, a start-up residential mortgage company, from a person who subsequently became an employee of Resource America for $830,000, paid in the form of 34,165 shares of restricted Company common stock.  The restricted stock vested in full on November 7, 2016, and included dividend equivalent rights. Elevation Home Loans, LLC was liquidated in 2016.
In May 2016, the Company made an €12.5 million investment in Harvest CLO XV, a European CLO with a total par value of €413.0 million, with an unrelated third-party collateral manager. In connection with this transaction, Resource America received a $2.3 million structuring and placement fee.
At December 31, 2016, the Company retained equity in six securitizations, which were structured for the Company by the Manager.  Under the Management Agreement, the Manager was not separately compensated by the Company for executing these transactions and is not separately compensated for managing the securitizations' entities and their assets. The Company has liquidated two of these securitizations, one in October 2014 and another in June 2015. On January 1, 2016, the Company adopted new consolidation guidance on variable interest entities and, as a result, two of the Company's remaining securitizations were deconsolidated. The first securitization, Apidos Cinco, was liquidated in November 2016 and, as a result, the Company consolidated the remaining cash, one structured security and three syndicated corporate loans for a combined fair value of $2.3 million. The second securitization, RCC CRE Notes 2013, was liquidated in December 2016 and, as a result, the remaining assets were returned to the Company in exchange for the Company's preference shares and equity notes in the securitization.
Relationship with LEAF Commercial Capital. LCC originated and managed equipment leases and notes on behalf of the Company. On March 5, 2010, the Company entered into agreements with Lease Equity Appreciation Fund II, L.P. ("LEAF II") (an equipment leasing partnership sponsored by LEAF Financial and of which a LEAF Financial subsidiary is the general partner), pursuant to which the Company provided and funded an $8.0 million credit facility to LEAF II.  The credit facility initially had a one year term with interest at 12% per year, payable quarterly, and was secured by all the assets of LEAF II, including its entire ownership interest in LEAF II Receivables Funding.  The Company received a 1% origination fee in connection with establishing the facility.  The facility originally matured on March 3, 2011 and was extended until September 3, 2011 with a 1% extension fee paid on the outstanding loan balance.  On June 3, 2011, the Company entered into an amendment to extend the maturity to February 15, 2012 and to decrease the interest rate from 12% to 10% per annum resulting in a troubled-debt restructuring under current accounting guidance.  On February 15, 2012, the credit facility was further amended to extend the maturity to February 15, 2013 with a 1% extension fee accrued and added to the amount outstanding.  On January 11, 2013, the Company entered into another

(Back to Index)

(Back to Index)

RESOURCE CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS − (Continued)
DECEMBER 31, 2016

amendment to extend the maturity to February 15, 2014 with an additional 1% extension fee accrued and added to the amount outstanding. On December 17, 2013, the Company entered into another amendment to extend the maturity to February 15, 2015. At the end of 2014, the Company recorded a provision for loan loss on this loan of $1.3 million before extinguishing the loan and bringing direct financing leases in the amount of $2.1 million on the Company's books in lieu of the loan receivable. During the year ended December 31, 2016, no provision was taken against the value of the direct financing leases. During the year ended December 31, 2015, the Company recorded a provision of $465,000 against the value of the direct financing leases. At December 31, 2016, the Company held $527,000 of direct financing leases, net of reserves.
On November 16, 2011, the Company, together with LEAF Financial and LCC, entered into the SPA with Eos (see Note 3). The Company’s resulting interest is accounted for under the equity method.  For the years ended December 31, 2016, 2015 and 2014, the Company recorded income of $943,000 and losses of $2.6 million and $1.6 million, respectively, which was recorded in equity in earnings of unconsolidated subsidiaries on the consolidated statements of operations.  The Company’s investment in LCC was $43.0 million and $42.0 million at December 31, 2016 and 2015, respectively.
Relationship with CVC Credit Partners. On April 17, 2012, Apidos Capital Management ("ACM"), a former subsidiary of Resource America, was sold to CVC Credit Partners, L.P. ("CVC Credit Partners"), a joint venture entity in which Resource America owns a 24% interest. CVC Credit Partners manages internally and externally originated syndicated corporate loans on the Company’s behalf.  Also on February 24, 2011, a subsidiary of the Company purchased 100% of the ownership interests in Churchill Pacific Asset Management LLC ("CPAM") from Churchill Financial Holdings LLC for $22.5 million.  CPAM subsequently changed its name to RCAM. Through RCAM, the Company was initially entitled to collect senior, subordinated and incentive fees related to five CLOs holding approximately $1.9 billion in assets managed by RCAM.  RCAM is assisted by CVC Credit Partners in managing these CLOs.  CVC Credit Partners is entitled to 10% of all subordinated fees and 50% of the incentive fees received by RCAM.  For the years ended December 31, 2016, 2015 and 2014, CVC Credit Partners earned subordinated and incentive fees of $1.8 million, $1.4 million and $1.3 million, respectively. In October 2012, the Company purchased 66.6% of the preferred equity in one of the RCAM CLOs. In May 2013, the Company purchased additional equity in this CLO, increasing its ownership percentage to 68.3%. In 2013, two of the five CLOs were called and the notes were paid down in full. In January 2016, another RCAM-managed CLO was called and $2.4 million of impairment, on a pre-tax basis, was recorded in depreciation and amortization on the Company's consolidated statements of operations on the related intangible asset, at December 31, 2015. In September 2016, another RCAM-managed CLO was called and $1.5 million of impairment, on a pre-tax basis, was recorded in impairment losses on the Company's consolidated statements of operations on the related intangible asset during the year ended December 31, 2016. In September 2016, the Company recorded impairment on the remaining CLO of $2.2 million, on a pre-tax basis, which was recorded in impairment losses on the Company's consolidated statements of operations on the related intangible asset for its anticipated redemption in early 2017.
In May, June and July 2013, the Company invested a total of $15.0 million in CVC Global Credit Opportunities Fund, L.P. which generally invests in assets through its master fund. The fund pays the investment manager a quarterly management fee in advance calculated at the rate of 1.5% annually based on the balance of each limited partner's capital account. The Company's management fee was waived upon entering the agreement because the Company is a related party of CVC Credit Partners. For the years ended December 31, 2016 , 2015 and 2014, the Company recorded earnings of $0, $8,000 and $2.0 million, respectively, which was recorded in equity in earnings of unconsolidated subsidiaries on the consolidated statements of operations. In March 2015, the Company elected to withdraw $5.0 million from the fund. In July 2015, a $625,000 withdrawal was requested and received. In October 2015, another $4.0 million withdrawal was requested and received. In December 2015, the Company elected to withdraw the remaining $8.6 million from the fund. The Company retained no investment in the fund as of December 31, 2015.
Relationship with Resource Real Estate. Resource Real Estate, a subsidiary of Resource America, originates, finances and manages the Company’s commercial real estate loan portfolio.  The Company reimburses Resource Real Estate for loan origination costs associated with all loans originated.  The Company had a receivable in the amount of $50,000 and $3,000 due from Resource Real Estate for loan origination costs in connection with the Company's commercial real estate loan portfolio at December 31, 2016 and 2015, respectively. The Company also reimburses the Resource Real Estate for expenses, including the expenses of employees of Resource America who perform legal, accounting, due diligence and other services that outside professionals or consultants would otherwise perform, and for the wages, salaries and benefits of several Resource America personnel dedicated to the Company’s operations. At December 31, 2016 and 2015 the Company was indebted to Resource Real Estate for $899,000 and $0 for expense reimbursements, respectively.
On August 9, 2006, the Company, through its subsidiary, RCC Real Estate, originated a loan to Lynnfield Place, a multi-family apartment property, in the amount of $22.4 million. The loan was then purchased by RREF CDO 2006-1. The loan, which

(Back to Index)

(Back to Index)

RESOURCE CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS − (Continued)
DECEMBER 31, 2016

was set to mature on May 9, 2018, carried an interest rate of LIBOR plus a spread of 3.5% with a LIBOR floor of 2.5%. On June 14, 2011, RCC Real Estate converted this loan collateralized by a multi-family building, to equity. The loan was kept outstanding and was used as collateral in RREF CDO 2006-1. RREM was appointed as the asset manager as of August 1, 2011. RREM performed lease review and approval, debt service collection, loan workout, foreclosure, disposition and/or entitlements and permitting, as applicable. RREM was also responsible for engaging third parties to perform day-to-day property management, property leasing, rent collection, maintenance, and capital improvements. RREM was entitled to a monthly asset management fee equal to 4.0% of the gross receipts generated from the property. There were no fees incurred during the years ended December 31, 2016 and 2015 as the property was sold during the last quarter of 2014 for a gain of $1.9 million.
On December 1, 2009, the Company purchased a membership interest in RRE VIP Borrower, LLC (an unconsolidated VIE that held an interest in a real estate joint venture) from Resource America for $2.1 million, its book value.  RREM was asset manager of the venture and received a monthly asset management fee equal to 1% of the combined investment calculated as of the last calendar day of the month. For the year ended December 31, 2014, the Company paid RREM management fees of $6,000. There were no fees incurred for the years ended December 31, 2016 and 2015, as the last property associated with the joint venture was sold in July 2014. For the years ended December 31, 2016, 2015 and 2014, the Company recorded income from RRE VIP Borrower of $58,000, $325,000 and $3.5 million, respectively, which was recorded in equity in earnings of unconsolidated entities on the consolidated statements of operations. The income recorded in 2016 and 2015 was related to insurance premium refunds and the liquidation of bank accounts with respect to the underlying sold properties of the portfolio.
On January 15, 2010, the Company loaned $2.0 million to Resource Capital Partners, Inc. ("RCP"), a wholly-owned subsidiary of Resource America, so that it could acquire a 5% limited partnership interest in Resource Real Estate Opportunity Fund, L.P. ("RRE Opportunity Fund").  RCP is the general partner of the RRE Opportunity Fund.  The loan was secured by RCP’s partnership interest in the RRE Opportunity Fund.  The promissory note bore interest at a fixed rate of 8% per annum on the unpaid principal balance.  In the event of default, interest accrued at a rate of 5% in excess of the fixed rate.  Interest was payable quarterly.  Mandatory principal payments were required to the extent distributable cash or other proceeds from RRE Opportunity Fund represent a return of RCP’s capital.  The loan had an original maturity date of January 14, 2015, with two one-year extensions. RCP exercised the first option, extending the maturity to January 14, 2016. The loan was paid in full in April 2015.
On June 21, 2011, the Company entered into a joint venture with an unaffiliated third party to form CR SLH Partners, L.P. ("SLH Partners") to purchase a defaulted promissory note secured by a mortgage on a multi-family apartment building.  The Company purchased a 10% equity interest in the venture and also loaned SLH Partners $7.0 million to finance the project secured by a first mortgage lien on the property. The loan had a maturity date of September 21, 2012 and bore interest at a fixed rate of 10% per annum on the unpaid principal balance, payable monthly.   The Company received a commitment fee equal to 1% of the loan amount at the origination of the loan and received a $70,000 exit fee upon repayment.  On May 23, 2012, SLH Partners repaid the $7.0 million loan in its entirety. RREM was appointed as the asset manager of the venture.  RREM performed lease review and approval, debt service collection, loan workout, foreclosure, disposition and permitting, as applicable.  RREM was also responsible for engaging third parties to perform day-to-day property management, property leasing, rent collection, maintenance, and capital improvements.  RREM received an annual asset management fee equal to 2% of the gross receipts generated from the property.  The Company held a $975,000 preferred equity investment in SLH Partners at December 31, 2013. The investment was sold in 2014 for a $912,000 gain which was recorded on the Company's statements of operations in equity in earnings of unconsolidated entities.
The Company has closed the following four real estate securitization transactions, which provide financing for commercial real estate loans: RCC CRE Notes 2013, a $307.8 million securitization in December 2013; RCC 2014-CRE2, a $353.9 million securitization on July 30, 2014; RCC 2015-CRE3, a $346.2 million securitization on February 24, 2015; and RCC 2015-CRE4, a $312.9 million securitization on August 18, 2015. Resource Real Estate serves as special servicer for each transaction. With respect to each specialty service mortgage loan, Resource Real Estate receives an amount equal to the product of (a) the special servicing fee rate, 0.25% per annum, and (b) the outstanding principal balance of such specialty service mortgage loan. The servicing fee is payable monthly, on an asset-by-asset basis. The Company utilizes the brokerage services of Resource Securities, Inc. ("Resource Securities"), a wholly-owned broker-dealer subsidiary of Resource America, on a limited basis to conduct some of its asset trades. The Company paid Resource Securities placement agent fees in connection with each transaction as follows: $205,000, $175,000, $100,000 and $85,000, respectively. In December 2016, RCC CRE Notes 2013 was liquidated, as a result, the remaining assets were returned to the Company in exchange for the Company's preference shares and equity notes in the securitization.

(Back to Index)

(Back to Index)

RESOURCE CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS − (Continued)
DECEMBER 31, 2016

In July 2014, the Company formed RCM Global Manager to invest in RCM Global, an entity formed to hold a portfolio of structured product securities. The Company contributed $15.0 million for a 63.8% membership interest in RCM Global. A five member board manages RCM Global, and all actions, including purchases and sales, must be approved by no less than three of the five members of the board. The portion of RCM Global that the Company does not own is presented as non-controlling interest at December 31, 2015 and for the years ended December 31, 2015 and 2014 in the Company's consolidated financial statements. All intercompany accounts and transactions have been eliminated in consolidation. In March and June 2015, the Company requested and received a proportional, in-kind distribution in certain securities held by RCM Global. The distribution of and subsequent sale of those securities by the Company through its subsidiary, RCC Residential, resulted in the realization of $5.0 million of net gain for the year ended December 31, 2015. During the year ended December 31, 2016, RCC Residential received a cash distribution in the amount of $753,000. The Company's ownership interest was 21.6% at December 31, 2016. On January 1, 2016, the Company adopted new consolidation guidance on variable interest entities and, as a result, the Company deconsolidated RCM Global and now accounts for this investment under the equity method as an investment in unconsolidated entities on the consolidated balance sheet (see Note 2). For the year ended December 31, 2016, the Company recorded losses of $14,000 which was recorded in equity in earnings of unconsolidated entities on the consolidated statements of operations.
In September 2014, the Company contributed $17.5 million to Pelium Capital for an initial ownership interest of 80.4%. Pelium Capital is a specialized credit opportunity fund managed by Resource America. The Company funded its final commitment of $2.5 million, as of February 1, 2015. The Company will receive 10% of the carried interest in the partnership for the first five years and can increase its interest to 20% if the Company's capital contributions aggregate $40.0 million. Resource America contributed securities valued at $2.8 million to the formation of Pelium Capital. The portion of the fund that the Company does not own is presented as non-controlling interests as of the dates and for the periods presented in the Company's consolidated financial statements. Pelium Capital was determined not to be a VIE as there was sufficient equity at risk, the Company does not have disproportionate voting rights and Pelium Capital's partners have all of the following characteristics: (1) the power to direct the activities of Pelium; (2) the obligation to absorb losses; and (3) the right to receive residual returns. However, Pelium Capital was consolidated as a result of the Company's majority ownership and the Company's unilateral kick-out rights. The non-controlling interests in Pelium Capital are owned by Resource America and outside investors. All intercompany accounts and transactions were eliminated in consolidation at December 31, 2015. The Company's ownership interest in Pelium Capital was 80.2% at December 31, 2016. On January 1, 2016, the Company adopted new consolidation guidance on variable interest entities and, as a result, the Company deconsolidated Pelium Capital and now accounts for this investment as an investment in unconsolidated entities on the consolidated balance sheet (see Note 2). For the year ended December 31, 2016, the Company recorded earnings of $4.0 million which was recorded in equity in earnings of unconsolidated entities on the consolidated statements of operations.
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
On June 24, 2015, the Company committed to invest up to $50.0 million in Pearlmark Mezz, a Delaware limited partnership. The contractual fund manager of the fund is Pearlmark Real Estate LLC ("Pearlmark"), a Delaware limited liability company that is 50% owned by Resource America. The Company will pay Pearlmark Mezz management fees of 1% on the unfunded committed capital and 1.5% on the invested capital. The Company was entitled to a management fee rebate of 25% for the first year of the fund, which ended June 24, 2016. At December 31, 2016 and 2015, the Company is indebted for $403,000 and $94,000 for management fees, net of the rebate, respectively. Resource America has agreed that it will credit any such fees paid by the Company to Pearlmark against the base management fee that the Company pays to Resource America. The Company has invested an aggregate of $18.1 million in capital in Pearlmark Mezz. For the years ended December 31, 2016 and 2015, the Company recorded earnings of $968,000 and a loss of $460,000, respectively, which was recorded in equity in earnings of unconsolidated entities on the consolidated statements of operations. The Company has an investment balance of $17.0 million and $6.5 million at December 31, 2016 and 2015, respectively. The Company's ownership interest in the fund was 47.7% at December 31, 2016.
Relationship with Law Firm.  Until 1996, Edward E. Cohen, a former director who was the Company’s Chairman from its inception until November 2009, was of counsel to Ledgewood, P.C. ("Ledgewood"), a law firm.  In addition, one of the Company’s former executive officers, Jeffrey F. Brotman, was employed by Ledgewood until 2007.  Mr. E. Cohen receives certain debt service payments from Ledgewood related to the termination of his affiliation with Ledgewood and its redemption of his interest in the

(Back to Index)

(Back to Index)

RESOURCE CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS − (Continued)
DECEMBER 31, 2016

firm.  Mr. Brotman also receives certain debt service payments from Ledgewood related to the termination of his affiliation with the firm.  For the years ended December 31, 2016, 2015 and 2014, the Company paid Ledgewood $319,000, $434,000 and $280,000, respectively, in connection with legal services rendered to the Company. On September 8, 2016, as part of the merger with C-III, Mr. E. Cohen and Mr. Brotman stepped down from their positions in the Company, and, as a result, Ledgewood is no longer considered a related party of the Company.
NOTE 20 - DISTRIBUTIONS
For the years ended December 31, 2016, 2015 and 2014, the Company declared and subsequently paid dividends of $1.31, $2.34, and $3.20 per common share, respectively.
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
The Company’s 2017 dividends will be determined by the Company’s board of directors which will also consider the composition of any dividends declared, including the option of paying a portion in cash and the balance in additional common shares.
The following tables present dividends declared (on a per share basis) for the years ended December 31, 2016, 2015 and 2014:

Common Stock
	Date Paid	Total Dividend Paid	Dividend Per Share
		(in thousands)
2016
March 31	April 28	$13,073	$0.42
June 30	July 28	$13,051	$0.42
September 30	October 28	$13,012	$0.42
December 31	January 27, 2017	$1,550	$0.05

2015
March 31	April 28	$21,444	$0.64
June 30	July 28	$21,426	$0.64
September 30	October 28	$20,667	$0.64
December 31	January 28, 2016	$13,274	$0.42

2014
March 31	April 28	$25,921	$0.80
June 30	July 28	$26,179	$0.80
September 30	October 28	$26,629	$0.80
December 31	January 28, 2015	$26,563	$0.80

(Back to Index)

(Back to Index)

RESOURCE CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS − (Continued)
DECEMBER 31, 2016

Preferred Stock
8.50% Series A				8.25% Series B			Series C
	Date Paid	Total Dividend Paid	Dividend Per Share	Date Paid	Total Dividend Paid	Dividend Per Share	Date Paid	Total Dividend Paid	Dividend Per Share
		(in thousands)			(in thousands)			(in thousands)
2016
March 31	May 2	$568	$0.531250	May 2	$2,859	$0.515625	May 2	$2,588	$0.539063
June 30	August 1	$568	$0.531250	August 1	$2,859	$0.515625	August 1	$2,588	$0.539063
September 30	October 31	$568	$0.531250	October 31	$2,859	$0.515625	October 31	$2,588	$0.539063
December 31	January 30, 2017	$568	$0.531250	January 30, 2017	$2,859	$0.515625	January 30, 2017	$2,588	$0.539063

2015
March 31	April 30	$568	$0.531250	April 30	$2,960	$0.515625	April 30	$2,588	$0.539063
June 30	July 30	$568	$0.531250	July 30	$2,960	$0.515625	July 30	$2,588	$0.539063
September 30	October 30	$568	$0.531250	October 30	$2,960	$0.515625	October 30	$2,588	$0.539063
December 31	February 1, 2016	$568	$0.531250	February 1, 2016	$2,960	$0.515625	February 1, 2016	$2,588	$0.539063

2014
March 31	April 30	$463	$0.531250	April 30	$2,057	$0.515625	April 30	$—	$—
June 30	July 30	$537	$0.531250	July 30	$2,378	$0.515625	July 30	$1,437	$0.299479
September 30	October 30	$537	$0.531250	October 30	$2,430	$0.515625	October 30	$2,588	$0.539063
December 31	January 30, 2015	$568	$0.531250	January 30, 2015	$2,888	$0.515625	January 30, 2015	$2,588	$0.539063
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
The determination of where an asset or liability falls in the hierarchy requires significant judgment.  The Company evaluates its hierarchy disclosures each quarter; depending on various factors, it is possible that an asset or liability may be classified differently from quarter to quarter.  However, the Company expects that changes in classifications between levels will be rare. Assets or liabilities that are both designated for sale or disposition and reported as discontinued operations are disclosed in Note 27.

(Back to Index)

(Back to Index)

RESOURCE CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS − (Continued)
DECEMBER 31, 2016

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
The Company reports its loans held for sale at fair value.  To determine fair value, the Company uses an independent third-party valuation firm utilizing dealer quotes, bids, or internal models. These valuations are validated utilizing data available in the market. If there is a material difference between the value indicated by the third-party valuation firm and the market data, the Company will evaluate the difference, which could result in an updated valuation from the third party. Any changes in the fair value of loans held for sale are recorded in fair value adjustments on financial assets held for sale. Based on a prioritization of inputs used in the valuation of each position, the Company categorizes these investments as either Level 2 or Level 3 in the fair value hierarchy.
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

(Back to Index)

(Back to Index)

RESOURCE CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS − (Continued)
DECEMBER 31, 2016

	Level 1	Level 2	Level 3	Total
At December 31, 2016:
Assets:
Investment securities, trading	$—	$369	$4,123	$4,492
Investment securities available-for-sale	—	—	124,968	124,968
Loans held for sale	—	787	220	1,007
Derivatives	—	647	—	647
Total assets at fair value	$—	$1,803	$129,311	$131,114

Liabilities:
Derivatives	$—	$(97)	$—	$(97)
Total liabilities at fair value	$—	$(97)	$—	$(97)

At December 31, 2015:
Assets:
Investment securities, trading	$—	$—	$25,550	$25,550
Investment securities available-for-sale	—	4,451	203,637	208,088
Loans held for sale	—	1,322	153	1,475
Derivatives	—	727	—	727
Total assets at fair value	$—	$6,500	$229,340	$235,840

Liabilities:
Derivatives	$—	$—	$(3,458)	$(3,458)
Total liabilities at fair value	$—	$—	$(3,458)	$(3,458)
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

The following table presents additional information about assets that are measured at fair value on a recurring basis for which the Company has utilized Level 3 inputs (in thousands):

	CMBS	ABS	RMBS	Structured Finance Securities	Loans Held for Sale	Total
Balance, January 1, 2016	$159,424	$44,213	$—	$25,550	$153	$229,340
Included in earnings	(1,028)	(21,756)	—	502	(153)	(22,435)
Purchases/Originations	34,824	44,819	—	—	220	79,863
Sales	(3,268)	(133,969)	—	—	—	(137,237)
Paydowns	(36,070)	(57,271)	(98)	(267)	—	(93,706)
Issuances	—	—	—	—	—	—
Settlements	—	(28,425)	—	—	—	(28,425)
Capitalized Interest	—	20,014	—	190	—	20,204
Included in OCI	(19)	4,156	(99)	—	—	4,038
Deconsolidation of VIEs	(55,776)	153,499		(21,852)	—	75,871
Transfers into Level 3	—	—	1,798	—		1,798
Balance, December 31, 2016	$98,087	$25,280	$1,601	$4,123	$220	$129,311

(Back to Index)

(Back to Index)

RESOURCE CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS − (Continued)
DECEMBER 31, 2016

The following table presents additional information about significant liabilities that are measured at fair value on a recurring basis for which the Company has utilized Level 3 inputs (in thousands):

Interest Rate Swaps
Balance, January 1, 2016	$3,458
Included in earnings	50
Settlements	—
Unrealized gains - included in accumulated other comprehensive income	(162)
Deconsolidation of VIEs	(3,346)
Transfers into Level 3	—
Balance, December 31, 2016	$—

The following table summarizes the financial assets and liabilities measured at fair value on a nonrecurring basis and indicates the fair value hierarchy of the valuation techniques utilized by the Company to determine such fair value as follows (in thousands):

	Level 1	Level 2	Level 3	Total
At December 31, 2016:
Assets:
Legacy CRE whole loans held for sale	$—	$—	$158,178	$158,178
Impaired loans	—	—	4,500	4,500
Total assets at fair value	$—	$—	$162,678	$162,678

At December 31, 2015:
Assets:
Loans held for sale	$—	$1,279	$153	$1,432
Impaired loans	—	262	129,433	129,695
Total assets at fair value	$—	$1,541	$129,586	$131,127
Assets held for sale consists of CRE legacy loans that have been reclassified as held for sale as part of the Company's plan to dispose of underperforming CRE loans. For the Company’s CRE loans for which there is no primary market, fair value is measured using a discounted cash flow analysis, appraisal or another valuation technique; and these loans are classified as nonrecurring Level 3. The capitalization rates used in the appraisals of the underlying assets of loans presented as assets held for sale ranged from 5.3% to 9.0%.
Impaired loans consist of CRE loans for which an impairment analysis was conducted during the period. For the Company’s CRE loans for which there is no primary market, fair value is measured using a discounted cash flow analysis, appraisal or another valuation technique; and these loans are classified as nonrecurring Level 3. The capitalization rate used in the appraisal of the underlying assets of impaired loan was 9.0%.
For the years ended December 31, 2016, 2015 and 2014, the amounts of nonrecurring fair value losses for specifically impaired loans were $18.3 million, $39.2 million and $1.3 million, respectively. The amounts of nonrecurring fair value losses for loans held for sale for the years ended December 31, 2016, 2015 and 2014 were $0, $1.3 million, and $680,000.
The Company is required to disclose the fair value of financial instruments for which it is practicable to estimate that value.  The fair values of the Company's short-term financial instruments such as cash and cash equivalents, restricted cash, principal paydown receivable, interest receivable, distribution payable, accrued interest expense, repurchase agreements and the secured revolving credit agreement approximate their carrying value on the consolidated balance sheets.  The fair values of the Company’s investment securities, trading are reported in Note 8.  The fair values of the Company’s investment securities available-for-sale are reported in Note 9.  The fair values of the Company’s derivative instruments are reported in Note 22.

(Back to Index)

(Back to Index)

RESOURCE CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS − (Continued)
DECEMBER 31, 2016

The fair value of the Company’s Level 2 loans held-for-investment are primarily measured using a third-party pricing service.  The fair value of the Company’s Level 3 loans held-for-investment are measured by discounting the expected future cash flows using the current interest rates at which similar loans would be made to borrowers with similar credit ratings and for the same remaining maturities. Fair values of loans with variable interest rates are expected to approximate fair value.
CDO notes are valued using dealer quotes, typically the dealer who underwrote the CDO in which the notes are held.
Junior subordinated notes are estimated by discounted cash flows with discount rates of 11.34% and 11.34% and used in the evaluation of RCT I and RCT II.
The fair value of the convertible notes was determined using a discounted cash flow model that discounts the expected future cash flows using current interest rates on similar debts that do not have a conversion option. The 6.0% Convertible Senior Notes are discounted at a rate of 7.0% and the 8.0% Convertible Senior Notes are discounted at a rate of 8.6%. The fair value of the CRE portfolio was determined using a discounted cash flow model that discounts the expected future cash flows at current rates at which similar loans would be made to borrowers with similar credit ratings and with the same remaining maturities. Discount rates used range between 15%-25%.
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
The fair values of the Company’s remaining financial instruments that are not reported at fair value on the consolidated balance sheets are reported in the following table (in thousands):

		Fair Value Measurements
	Carrying Amount	Fair Value	Quoted Prices in Active Markets for Identical Assets of Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
At December 31, 2016:
Loans held-for-investment	$1,286,278	$1,292,099	$—	$—	$1,292,099
Senior Notes in CRE Securitizations	$480,101	$486,524	$—	$—	$486,524
Junior subordinated notes	$51,548	$27,246	$—	$—	$27,246
Convertible notes	$208,297	$215,000	$—	$—	$215,000
Repurchase agreements	$451,540	$453,794	$—	$—	$453,794

At December 31, 2015:
Loans held-for-investment	$2,160,751	$2,150,061	$—	$222,100	$1,927,961
Loans receivable-related party	$—	$—	$—	$—	$—
Senior Notes in CRE Securitizations	$1,032,581	$923,817	$—	$—	$923,817
Junior subordinated notes	$51,413	$17,907	$—	$—	$17,907
Convertible notes	$205,484	$205,484	$—	$—	$205,484
Repurchase agreements	$332,235	$332,235	$—	$—	$332,235
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
The Company may hold various derivatives in the ordinary course of business, interest rate swaps, forward contracts and options. Options are contracts sold by one party to another that give the buyer the right, but not the obligation, to buy or sell a

(Back to Index)

(Back to Index)

RESOURCE CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS − (Continued)
DECEMBER 31, 2016

financial asset at an agreed-upon price during a certain period of time or on a specific date. Interest rate swap agreements are contracts between two parties to exchange cash flows based on specified underlying notional amounts, assets and/or indices. Forward contracts represent future commitments to either purchase or to deliver a quantity of a currency (foreign currency hedging) at a predetermined future date, at a predetermined rate or price and are used to manage currency risk with respect to the Company's long positions in foreign currency-denominated investment securities.
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
During the years ended December 31, 2006, 2007 and 2008, the Company terminated 18 hedges through accumulated other comprehensive loss, to be amortized through earnings over the life of the remaining debt. During the years ended December 31, 2016, 2015 and 2014, the Company recognized expense of $39,000, $275,000 and $282,000, respectively, into earnings related to the amortization of gains and losses on the 18 terminated hedges. These hedges were fully amortized at December 31, 2016.
During April 2016, the Company requested and canceled its remaining interest rate swap contract through accumulated other comprehensive income (loss), to be amortized through earnings over the life of the remaining debt. During the year ended December 31, 2016 the Company recognized expense of $53,000, and in the next twelve months the Company expects to recognize the remaining expense of $18,000. At December 31, 2016, the Company had no interest rate swap contracts outstanding. The Company had master netting agreements with Credit Suisse International and Wells Fargo at December 31, 2016. Regulations promulgated under the Dodd-Frank Act mandate that the Company clear certain new interest rate swap transactions through a central counterparty. Transactions that are centrally cleared result in the Company facing a clearing house, rather than a swap dealer, as counterparty.  Central clearing requires the Company to post collateral in the form of initial and variation margin to satisfy potential future obligations.  At December 31, 2016, there were no centrally cleared interest rate swap contracts. The Company classifies its hedges as cash flow hedges, which are hedges that eliminate the risk of changes in the cash flows of a financial asset or liability. The Company records changes in fair value of derivatives designated and effective as cash flow hedges in other comprehensive income, and records changes in fair value of derivatives designated and ineffective as cash flow hedges in earnings.
At December 31, 2015, the Company had nine interest rate swap contracts outstanding whereby the Company paid an average fixed rate of 5.38% and received a variable rate equal to one-month LIBOR.  The aggregate notional amount of these contracts was $102.8 million at December 31, 2015.  The counterparties for the Company’s designated interest rate hedge contracts were Credit Suisse International and Wells Fargo with which the Company has master netting agreements.
The estimated fair value of the Company’s liability related to interest rate swaps was $0 and $3.5 million at December 31, 2016 and December 31, 2015, respectively.  The Company had aggregate unrealized losses of $18,000 and $3.5 million on the interest rate swap agreements at December 31, 2016 and December 31, 2015, respectively, which is recorded in accumulated other comprehensive income.  The amortization is reflected in interest expense in the Company’s consolidated statements of operations.
The Company is also exposed to foreign currency exchange rate risk, a form of risk that arises from the change in price of one currency against another. Substantially all of the Company's revenues are transacted in U.S. dollars; however, a significant amount of the Company's capital is exposed to other currencies, primarily the Euro and, to a lesser extent, the pound sterling. To

(Back to Index)

(Back to Index)

RESOURCE CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS − (Continued)
DECEMBER 31, 2016

address this market risk, the Company generally hedges foreign currency-denominated exposures (typically investments in debt instruments, including forecasted principal and interest payments) with foreign currency forward contracts. The Company classifies these hedges as fair value hedges, which are hedges that mitigate the risk of changes in the fair values of assets, liabilities, and certain types of firm commitments. The Company records changes in fair value of derivatives designated and effective as fair value hedges in earnings offset by corresponding changes in the fair values of the hedged items.
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
The following tables present the fair value of the Company’s derivative financial instruments as well as their classification on the Company's consolidated balance sheets and on the consolidated statements of operations for the years presented:

Fair Value of Derivative Instruments at December 31, 2016 (in thousands)

	Asset Derivatives
	Notional Amount	Balance Sheet Location	Fair Value
Forward contracts - foreign currency, hedging (1)(2)	$12,489	Derivatives, at fair value	$647
	Liability Derivatives
	Notional Amount	Balance Sheet Location	Fair Value
Forward contracts - foreign currency, hedging(1)(3)	$11,700	Derivatives, at fair value	$97

Interest rate swap contracts, hedging	$—	Accumulated other comprehensive income (loss)	$(18)

(1)	Foreign currency forward contracts are accounted for as fair value hedges.

(2)	The notional amount is presented on a currency converted basis. The notional amount of our foreign currency hedging forward contracts in an asset position was €11.9 million at December 31, 2016.

(3)	The notional amount is presented on a currency converted basis. The notional amount of our foreign currency hedging forward contracts in a liability position was €11.1 million at December 31, 2016.

(Back to Index)

(Back to Index)

RESOURCE CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS − (Continued)
DECEMBER 31, 2016

Fair Value of Derivative Instruments at December 31, 2015 (in thousands)

	Asset Derivatives
	Notional Amount	Balance Sheet Location	Fair Value
Forward contracts - foreign currency, hedging (1)(2)	$24,850	Derivatives, at fair value	$727
	Liability Derivatives
	Notional Amount	Balance Sheet Location	Fair Value
Interest rate swap contracts, hedging (3)	$102,799	Derivatives, at fair value	$3,458

Interest rate swap contracts, hedging	$102,799	Accumulated other comprehensive income (loss)	$(3,471)

(1)	Notional amount presented on currency converted basis. The base currency notional amount of the Company's foreign currency hedging forward contracts was €22.9 million at December 31, 2015.

(2)	Foreign currency forward contracts are accounted for as fair value hedges.

(3)	Interest rate swap contracts are accounted for as cash flow hedges.

The Effect of Derivative Instruments on the Consolidated Statements of Operations for the
Year Ended December 31, 2016 (in thousands)

	Derivatives
	Consolidated Statement of Operations Location	Realized and Unrealized Gain (Loss) (1)
Interest rate swap contracts, hedging	Interest expense	$119
Forward contracts - foreign currency, hedging	Net realized and unrealized gain (loss) on derivatives and sales of investment securities available-for-sale and loans	$764

The Effect of Derivative Instruments on the Consolidated Statements of Operations for the
Year Ended December 31, 2015 (in thousands)

	Derivatives
	Consolidated Statement of Operations Location	Realized and Unrealized Gain (Loss) (1)
Interest rate swap contracts, hedging	Interest expense	$6,098
Forward contracts - foreign currency, hedging	Net realized and unrealized gain (loss) on derivatives and sales of investment securities available-for-sale and loans	$2,925
Options - U.S. Treasury futures	Net realized and unrealized gain (loss) on derivatives and sales of investment securities available-for-sale and loans	$184

(Back to Index)

(Back to Index)

RESOURCE CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS − (Continued)
DECEMBER 31, 2016

The Effect of Derivative Instruments on the Consolidated Statements of Operations for the
Year Ended December 31, 2014 (in thousands)

	Derivatives
	Consolidated Statement of Operations Location	Realized and Unrealized Gain (Loss) (1)
Interest rate swap contracts, hedging	Interest expense	$6,555
Forward contracts - RMBS securities	Net realized and unrealized gain (loss) on derivatives and sales of investment securities available-for-sale and loans	$1,297
Forward contracts - foreign currency, hedging	Net realized and unrealized gain (loss) on derivatives and sales of investment securities available-for-sale and loans	$3,377
Options - U.S. Treasury futures	Net realized and unrealized gain (loss) on derivatives and sales of investment securities available-for-sale and loans	$(28)
(1) Negative values indicate a decrease to the associated balance sheets or consolidated statements of operations line items.

NOTE 23 - OFFSETTING OF FINANCIAL ASSETS AND LIABILITIES
The following table presents a summary of the Company's offsetting of derivative assets, presented (in thousands):

	(i) Gross Amounts of Recognized Assets	(ii) Gross Amounts Offset in the Consolidated Balance Sheets	(iii) = (i) - (ii) Net Amounts of Assets Included in the Consolidated Balance Sheets	(iv) Gross Amounts Not Offset in the Consolidated Balance Sheets
				Financial Instruments	Cash Collateral Pledged	(v) = (iii) - (iv) Net Amount
At December 31, 2016:
Derivative hedging instruments, at fair value	$647	$—	$647	$—	$—	$647
Total	$647	$—	$647	$—	$—	$647

At December 31, 2015:
Derivative hedging instruments, at fair value	$727	$—	$727	$—	$—	$727
Total	$727	$—	$727	$—	$—	$727

(Back to Index)

(Back to Index)

RESOURCE CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS − (Continued)
DECEMBER 31, 2016

The following table presents a summary of the Company's offsetting of financial liabilities and derivative liabilities for the periods presented as follows (in thousands):

	(i) Gross Amounts of Recognized Liabilities	(ii) Gross Amounts Offset in the Consolidated Balance Sheets	(iii) = (i) - (ii) Net Amounts of Liabilities Included in the Consolidated Balance Sheets	(iv) Gross Amounts Not Offset in the Consolidated Balance Sheets		(v) = (iii) - (iv) Net Amount
				Financial Instruments (1)	Cash Collateral Pledged (2)
At December 31, 2016:
Derivative hedging instruments, at fair value (3)	$97	$—	$97	$—	$—	$97
Repurchase agreements and term facilities (4)	451,510	—	451,510	451,510	—	—
Total	$451,607	$—	$451,607	$451,510	$—	$97

At December 31, 2015:
Derivative hedging instruments, at fair value (3)	$3,458	$—	$3,458	$—	$500	$2,958
Repurchase agreements and term facilities (4)	332,235	—	332,235	332,235	—	—
Total	$335,693	$—	$335,693	$332,235	$500	$2,958

(1)	Amounts represent collateral pledged that is available to be offset against liability balances associated with term facilities, repurchase agreements and derivative transactions.

(2)	Amounts represent amounts pledged as collateral against derivative transactions.

(3)	The fair value of securities and/or cash and cash equivalents pledged against the Company's swaps was $0 and $500,000 at December 31, 2016 and 2015, respectively.

(4)
The combined fair value of securities and loans pledged against the Company's various term facilities and repurchase agreements was $724.8 million and $521.4 million at December 31, 2016 and 2015, respectively.

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

(Back to Index)

(Back to Index)

RESOURCE CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS − (Continued)
DECEMBER 31, 2016

The following table details the components of income taxes (in thousands):

	Years Ended December 31,
	2016	2015	2014
Provision (benefit) for income taxes:
Current:
Federal	$1,733	$1,705	$6,819
State	966	430	2,505
Total current	2,699	2,135	9,324

Deferred:
Federal	6,707	(423)	(8,808)
State	1,586	(358)	(2,383)
Total deferred	8,293	(781)	(11,191)
Income tax provision (benefit)	$10,992	$1,354	$(1,867)

A reconciliation of the income tax expense (benefit) based upon the statutory tax rate to the effective income tax rate is as follows for the periods presented (in thousands):

	Years Ended December 31,
	2016	2015	2014
Statutory tax	$(1,103)	$945	$(1,591)
State and local taxes, net of federal benefit	1,005	(271)	(670)
Permanent adjustments	—	149	41
True-up of prior period tax expense	(256)	530	353
Valuation allowance	11,294	—	—
Other items	52	1	—
	$10,992	$1,354	$(1,867)

(Back to Index)

(Back to Index)

RESOURCE CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS − (Continued)
DECEMBER 31, 2016

The components of deferred tax assets and liabilities are as follows (in thousands):

	December 31,
	2016	2015
Deferred tax assets related to:
Investment in securities	$—	$1,657
Federal, state and local loss carryforwards	7,933	11,156
Bad debt for reserves	—	208
Reserve on MSR valuation	237	222
Accrued expenses	118	895
Amortization of intangibles	—	3,182
Unrealized gains/losses	1,673	1,725
Charitable contribution carryforwards	—	6
CLCO carryforwards	5,680	1,826
Foreign exchange gain (loss)	—	156
Equity compensation	—	34
Partnership investment	2,902	1,965
Total deferred tax assets	18,543	23,032
Valuation allowance	(11,294)	—
Total deferred tax assets	$7,249	$23,032

Deferred tax liabilities related to:
Unrealized gain (loss) on investments	$—	$(951)
Amortization of intangibles	(1,589)	(6,319)
Gain (loss) on sale of investments	—	(1,389)
Investment in securities	(1,320)	—
Depreciation	(85)	(80)
Deferred revenue	—	(2)
Partnership investment	—	(1,645)
Total deferred tax liabilities	$(2,994)	$(10,386)

Deferred tax assets, net	$4,255	$12,646

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
At December 31, 2016, excluding discontinued operations, the Company had $22.1 million of gross federal and $9.1 million of gross state and local net operating tax loss carryforwards ("NOLs"), or $31.2 million (deferred tax asset of $7.9 million) in total that will begin to expire in 2032. Due to changes in management’s focus regarding the non-core asset classes, the Company determined that it no longer expects to have sufficient forecasted taxable income to completely realize the tax benefits of the deferred tax assets as of December 31, 2016. Therefore, a gross valuation allowance of $28.5 million (tax effected expense of

(Back to Index)

(Back to Index)

RESOURCE CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS − (Continued)
DECEMBER 31, 2016

$11.3 million) has been recorded against the deferred tax asset as of December 31, 2016.  Management will continue to assess its estimate of the amount of deferred tax assets that the Company will be able to utilize.
The Company is subject to examination by the IRS for calendar years including and subsequent to 2013, and is subject to examination by state and local jurisdictions for calendar years including and subsequent to 2010. RCC Residential is currently undergoing an IRS audit for the year 2014.  The Company has not executed any agreements with the IRS or any state and/or local taxing jurisdiction to extend a statute of limitations in relation to any previous year.
NOTE 25 - QUARTERLY RESULTS
The following is a presentation of the quarterly results of operations (unaudited):

	March 31	June 30	September 30	December 31
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
	(in thousands, except per share data)
Year Ended December 31, 2016:
Interest income	$26,962	$28,447	$27,085	$30,124
Interest expense	13,302	13,446	13,653	13,346
Net interest income	$13,660	$15,001	$13,432	$16,778

Net income (loss) from continuing operations	$8,852	$10,908	$(34,300)	$3,206
Net income (loss) from discontinued operations	5,168	(6,379)	(11,321)	(6,728)
Net income (loss)	14,020	4,529	(45,621)	(3,522)
Net income (loss) allocated to preferred shares	(6,048)	(6,014)	(6,015)	(6,014)
Carrying value in excess of consideration paid for preferred shares	1,611	(111)	—	—
Net (income) loss allocable to non-controlling interest, net of taxes	90	60	63	16
Net income (loss) allocable to common shares	$9,673	$(1,536)	$(51,573)	$(9,520)

Net income (loss) per common share from continuing operations - basic	$0.15	$0.16	$(1.32)	$(0.09)
Net income (loss) per common share from discontinued operations – basic	0.17	(0.21)	(0.37)	(0.22)
Total net income (loss) per common share - basic	$0.32	$(0.05)	$(1.69)	$(0.31)

Net income (loss) per common share from continuing operations - diluted	$0.15	$0.16	$(1.32)	$(0.09)
Net income (loss) per common share from discontinued operations – diluted	0.17	(0.21)	(0.37)	(0.22)
Total net income (loss) per common share - diluted	$0.32	$(0.05)	$(1.69)	$(0.31)

Year Ended December 31, 2015:
Interest income	$29,734	$28,259	$30,149	$34,332
Interest expense (1)	12,988	13,637	14,562	15,343
Net interest income	$16,746	$14,622	$15,587	$18,989

Net income (loss) from continuing operations	$18,109	$(28,769)	$12,356	$9,382
Net income (loss) from discontinued operations	(139)	6,053	2,366	(2,175)
Net income (loss)	17,970	(22,716)	14,722	7,207
Net income (loss) allocated to preferred shares	(6,091)	(6,115)	(6,115)	(6,116)
Net (income) loss allocable to non-controlling interest, net of taxes	(2,477)	(2,180)	(1,829)	(142)

(Back to Index)

(Back to Index)

RESOURCE CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS − (Continued)
DECEMBER 31, 2016

Net income (loss) allocable to common shares	$9,402	$(31,011)	$6,778	$949

Net income (loss) per common share from continuing operations - basic	$0.29	$(1.12)	$0.14	$0.10
Net income (loss) per common share from discontinued operations – basic	—	0.18	0.07	(0.07)
Total net income (loss) per common share - basic	$0.29	$(0.94)	$0.21	$0.03

Net income (loss) per common share from continuing operations - diluted	$0.28	$(1.12)	$0.14	$0.10
Net income (loss) per common share from discontinued operations – diluted	—	0.18	0.07	(0.07)
Total net income (loss) per common share - diluted	$0.28	$(0.94)	$0.21	$0.03
(1) Certain reclassifications have been made to the 2016 and 2015 consolidated financial statements, including the impact of discontinued operations.

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

In September 2015, Daren Levin filed a putative class action in the United States District Court for the Southern District of New York on behalf of all persons who purchased our common stock between March 2, 2015 and August 4, 2015.  In November 2015, the Court appointed Douglas Drees as the lead plaintiff in the action, and thereafter entered a stipulation and order directing the lead plaintiff to file an amended complaint.  In February 2016, the lead plaintiff filed an amended complaint, alleging that the Company and certain of its officers and directors materially misrepresented certain risks of its commercial loan portfolio and processes and controls for assessing the quality of its portfolio.  Based on these allegations, the amended complaint asserts claims for violation of the securities laws and seeks a variety of relief, including unspecified monetary damages as well as costs and attorneys’ fees.  In April 2016, the Company filed a motion to dismiss the amended complaint, which the court denied on October 5, 2016. The parties have now commenced discovery. The Company believes the amended complaint is without merit and intends to defend itself vigorously.

              In December 2015, Josh Reaves filed a shareholder derivative suit in the Supreme Court of New York alleging that certain current and former officers and directors breached their fiduciary duties by causing the Company to misrepresent certain risks of its commercial loan portfolio, by failing to employ adequate internal and financial controls and by failing to disclose the alleged internal control deficiencies.  The complaint, which also asserts an unjust enrichment claim against the defendants, purports to seek relief on behalf of the Company for unspecified damages as well as costs and attorneys’ fees.  The Company believes that the plaintiff, who failed to make a pre-suit demand on the board of directors, lacks standing to assert claims derivatively on the Company's behalf. In April 2016, the parties entered into a stipulation staying this proceeding until such time as the court ruled on the motion to dismiss the Levin action referenced above or certain other triggering events occur. That stay has now been lifted because the motion to dismiss the Levin action was denied. The parties have agreed to discuss whether to continue the stay and other litigation-related scheduling matters.

In January 2017, Joseph Greenberg filed a shareholder derivative suit in the United States District Court for the Southern District of New York against certain of the Company's current and former officers and directors, as well as Resource Capital Manager, Inc. and Resource America, Inc. In addition to asserting breach of fiduciary duty and unjust enrichment claims against certain of the Company's current and former officers and directors that are substantially similarly to those at issue in the Reaves action, the Greenberg complaint asserts three new claims on our behalf: (i) a claim under Section 14(a) of the Securities Exchange Act, based on allegations that the defendants caused the Company to issue misleading proxy statements between 2014 and 2015,

(Back to Index)

(Back to Index)

RESOURCE CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS − (Continued)
DECEMBER 31, 2016

(ii) a claim against the individual defendants for waste of corporate assets, based on allegations that the defendants caused the Company to pay excessive fees to Resource Capital Manager, Inc., to expend resources in defending against the Levin Action, and to pay improper compensation and bonuses to certain officers and directors, and (iii) a claim against Resource America, Inc. and Resource Capital Manager, Inc. for unjust enrichment, based on allegations that these defendants were unjustly enriched through the payment of excessive management fees. The Company believes that the plaintiff, who failed to make a pre-suit demand on the board of directors, lacks standing to assert claims derivatively on the Company's behalf.

In January 2017, Robert Canoles filed a shareholder derivative suit in the United States District Court for the Southern District of New York against certain of the Company's current and former officers and directors. The Canoles complaint asserts a single claim on behalf of the Company under Section 14(a) of the Securities Exchange Act, based on allegations that the defendants caused the Company to issue misleading proxy statements from 2013 to 2015. The Company believes that the plaintiff, who failed to make a pre-suit demand on the board of directors, lacks standing to assert claims derivatively on its behalf.

In January 2017, James M. DeCaro, for the benefit of Charles J. DeCaro, filed a shareholder derivative suit in the United States District Court for the Southern District of New York against certain of the Company's current and former officers and directors, as well as Resource Capital Manager, Inc. and Resource America, Inc. The DeCaro complaint asserts a claim for breach of fiduciary duty, a claim under Section 14(a) of the Securities Exchange Act, and claims for corporate waste and unjust enrichment, all of which are substantially similar to the claims at issue in the Greenberg action. The Company believes that the plaintiff, who failed to make a pre-suit demand on the board of directors, lacks standing to assert claims derivatively on its behalf.

In February 2017, Patrick Caito filed a shareholder derivative suit in the Supreme Court of New York against certain of the Company's current and former officers and directors, as well as Resource Capital Manager, Inc. and Resource America, Inc. The complaint asserts breach of fiduciary duty and unjust enrichment claims that are substantially similar to those at issue in the Reaves, Greenberg, and DeCaro actions. The Company believes that the plaintiff, who failed to make a pre-suit demand on the board of directors, lacks standing to assert claims derivatively on its behalf.

In February 2017, Mark McKinney filed a shareholder derivative suit in the Southern District of New York against certain of the Company's current and former officers and directors alleging claims under Section 14(a) of the Securities Act and for breach of fiduciary duty and unjust enrichment that are substantially similar to claims asserted in the Reaves, Greenberg, Canoles, DeCaro, and Caito actions. Although Mr. McKinney previously made a demand on the board of directors to investigate certain of these claims, he filed suit before receiving a final response to his demand from the board, alleging that the board “functionally refused” the demand. The Company believes Mr. McKinney’s action was filed prematurely, that his allegations that the demand was wrongfully refused are without merit, and that he lacks standing to assert claims derivatively on its behalf.

In March 2017, John Simpson filed a shareholder derivative suit in the Supreme Court of New York against certain of the Company's current and former officers and directors, as well as the Company's Manager and Resource America.  The complaint asserts breach of fiduciary duty and unjust enrichment claims that are substantially similar to those at issue in the Reaves, Greenberg, DeCaro and Caito actions.  The Company believes that the plaintiff, who failed to make a pre-suit demand on the board of directors, lacks standing to assert claims derivatively on its behalf.

In March 2017, Kelly Sue Heckel filed a shareholder derivative suit in the Supreme Court of New York against certain of the Company's current and former officers and directors, as well as the Company's Manager and Resource America. The complaint asserts breach of fiduciary duty and unjust enrichment claims that are substantially similar to those at issue in the Reaves, Greenberg, DeCaro and Caito actions.  The Company believes that the plaintiff, who failed to make a pre-suit demand on the board of directors, lacks standing to assert claims derivatively on our behalf.

A subsidiary of the Company is the subject of a lawsuit brought in 2014 by the purchaser of a hotel from such subsidiary. The complaint asserts breach of contract claims for non-payment of certain fees and expenses.  The Company believes the complaint is without merit and intends to defend itself vigorously.

PCM is a party to various claims and legal proceedings at various times. If PCM believes that a loss arising from any of these matters is probable and can be reasonably estimated, the loss is recorded. Currently, the only litigation involving PCM is related to claims for repurchases or indemnifications on loans that PCM has sold to investors.  Such claims are included in the

(Back to Index)

(Back to Index)

RESOURCE CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS − (Continued)
DECEMBER 31, 2016

reserve for mortgage repurchases and indemnifications. The reserve for mortgage repurchases and indemnifications was $4.8 million and $3.7 million at December 31, 2016 and 2015, respectively.
Loans on one-to-four family residential mortgages originated by PCM are sold to various financial institutions and governmental entities with representations and warranties that are usual and customary for the industry. In the event of a breach of any of the representations and warranties related to a loan sold, PCM may be required to indemnify the investor against future losses, repurchase the mortgage loan or reimburse the investor for actual losses incurred (referred to as "make whole payments").  The maximum exposure to credit loss in the event of an indemnification or loan repurchase would be the unpaid principal balance of the loan along with any premium paid by the investor when the loan was purchased, accrued but unpaid interest and other minor cost reimbursements.  This maximum exposure is at least partially mitigated by the value of the collateral underlying the mortgage loan.
At December 31, 2016, outstanding demands for indemnification, repurchase or make whole payments totaled approximately $10.2 million. This amount excludes claims asserted by ResCap Liquidating Trust, as successor to Residential Funding Company, LLC, since these claims were settled by PCM in October 2016.
On May 13, 2014, ResCap Liquidating Trust ("ResCap") as successor to Residential Funding Company, LLC ("RFC"), filed an adversary proceeding against PCM in United States Bankruptcy Court of the Southern District of New York.  ResCap has sued some 90 sellers of residential mortgage loans for alleged breaches of warranty in various loans sold to RFC.  RFC contended that such breaches caused it damages from loan losses and liability to other transferees of the loans.  PCM has since settled repurchase claims with two of the four investors including those subject to the litigation initiated by ResCap.

The most significant remaining demands against PCM are from Lehman Brothers Holding, Inc. (“LBHI”), which filed suit against PCM and approximately 150 sellers on February 3, 2016 alleging breaches of representations and warranties made on loans sold to LBHI. The repurchase claims asserted by LBHI relate to loans sold to LBHI that were subsequently sold by LBHI to either FNMA or FHLMC. PCM has established a reserve for these asserted claims at December 31, 2016. PCM sold additional loans to LBHI that were subsequently securitized and sold as residential MBS (RMBS) by LBHI. Claims have been asserted by the RMBS investors against LBHI but no amounts have been paid by LBHI and no claims have been asserted by LBHI against PCM. No reserve has been established by PCM at December 31, 2016 for potential future claims related to loans sold to and securitized by LBHI. PCM intends to defend the actions vigorously.
Unfunded commitments on the Company's originated CRE loans generally fall into two categories: (1) pre-approved capital improvement projects; and (2) new or additional construction costs subject, in each case, to the borrower meeting specified criteria. Upon completion of the improvements or construction, the Company would receive additional interest income on the advanced amount.
Except as previously discussed, the Company is unaware of any contingencies arising from such routine litigation that would require accrual or disclosure in the consolidated financial statements at December 31, 2016.

(Back to Index)

(Back to Index)

RESOURCE CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS − (Continued)
DECEMBER 31, 2016

NOTE 27 - DISCONTINUED OPERATIONS AND ASSETS AND LIABILITIES HELD FOR SALE
In November 2016, the board of directors approved the Plan that would allow the Company to focus on making CRE debt investments, exit underperforming non-core asset classes and dispose of certain underperforming legacy CRE loans. Non-real estate businesses identified for sale were the residential mortgage and middle market lending segments as well as the Company's life settlement policy portfolio, or LCF. The Company met all of the criteria to classify the operating results of the residential mortgage and middle market lending segments as discontinued operations and exclude from continuing operations for all periods presented. In addition, the Company transferred the assets and liabilities of LCF and non-performing legacy CRE loans to held for sale in the fourth quarter of 2016.

The following table summarizes the operating results of the residential mortgage and middle market lending segments discontinued operations as reported separately as income (loss) from discontinued operations, net of tax for the years ended December 31, 2016, 2015 and 2014 (in thousands):

	Years Ended December 31,
	2016	2015	2014
REVENUES
Interest income:
Loans	$25,325	$32,224	$11,878
Interest income - Other	50	7	—
Total interest income	25,375	32,231	11,878
Interest expense	6,181	6,629	806
Net interest income	19,194	25,602	11,072
Gain (loss) on sale of residential mortgage loans	19,061	13,544	4,815
Fee income	1,221	2,617	2,377
Total revenues	39,476	41,763	18,264
OPERATING EXPENSES
Equity compensation expense - related party	939	725	633
General and administrative	30,570	25,350	16,306
Depreciation/Amortization	563	613	379
Provision for loan and lease loss	12,989	8,801	92
Total operating expenses	45,061	35,489	17,410
	(5,585)	6,274	854
OTHER INCOME (EXPENSE)
Net realized gain/(loss) on investment securities available-for-sale and loans	(11,850)	221	1,384
Total other income (expense)	(11,850)	221	1,384

INCOME (LOSS) FROM DISCONTINUED OPERATIONS BEFORE TAXES	(17,435)	6,495	2,238
Income Tax Benefit (Expense)	—	(391)	345
NET INCOME (LOSS) FROM DISCONTINUED OPERATIONS, NET OF TAXES	(17,435)	6,104	2,583
Gain (loss) from disposal of discontinued operations	(1,825)	—	—
TOTAL INCOME (LOSS) FROM DISCONTINUED OPERATIONS	$(19,260)	$6,104	$2,583

(Back to Index)

(Back to Index)

RESOURCE CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS − (Continued)
DECEMBER 31, 2016

The assets and liabilities of business segments classified as discontinued operations and other assets and liabilities classified as held for sale are reported separately in the accompanying consolidated financial statements and are summarized as follows at December 31, 2016 and 2015 (in thousands):

	December 31,
	2016	2015
ASSETS
Interest receivable	$312	$2,515
Loans held for sale, at fair value	346,761	471,720
Property available for sale	125	—
Derivatives, at fair value	3,773	2,719
Intangible assets (1)	14,466	20,912
Other assets (2)(3)(4)	17,873	13,042
Total assets held for sale	$383,310	$510,908

LIABILITIES
Accounts payable and other liabilities	$8,398	$6,427
Management fee payable - related party	138	—
Accrued interest expense	203	243
Borrowings(5)	133,139	273,575
Derivatives, at fair value	685	482
Accrued tax liability	—	5,679
Total liabilities held for sale	$142,563	$286,406
(1) Includes mortgage services rights ("MSRs") with a fair value of $14.4 million and $20.8 million at December 31, 2016 and 2015, respectively. MSRs are recorded at fair value using a discounted cash flow approach to estimate the fair value utilizing the valuation services of an independent third party. The key assumptions used in the estimation of fair value include prepayment speeds, discount rates, default rates, cost to service, contractual servicing fees and escrow earnings.
(2) Includes an income tax benefit of $0 and $391,000 allocated to discontinued operations at December 31, 2016 and 2015, respectively.
(3) A valuation allowance against discontinued operations' tax benefits as of December 31, 2015 is included in the valuation allowance recorded in continuing operations.
(4) Includes the Company's investment in life settlement contracts of $5.8 million at December 31, 2016 which were transferred to held for sale in the fourth quarter of 2016.
(5) Borrowings at December 31, 2016 is entirely related to PCM.

The following table summarizes the loans held for sale in the residential mortgage and middle market lending segments as well as the non-performing legacy CRE loans transferred to held for sale in the fourth quarter of 2016. The loans held for sale are carried at the lower of cost or market ("LCOM") (in thousands):

Loan Description	Quantity	Amortized Cost	Fair Value
At December 31, 2016:
Legacy CRE whole loans(1)	8	$158,192	$158,178
Mezzanine loans(2)	1	—	—
Middle market loans(3)(4)	7	52,382	40,443
Residential mortgage loans(5)(6)(7)	529	148,140	148,140
Total loans	545	$358,714	$346,761

At December 31, 2015:
Middle market loans(8)	32	$379,452	$375,514
Residential mortgage loans(9)	333	96,206	96,206
Total loans	365	$475,658	$471,720

(Back to Index)

(Back to Index)

RESOURCE CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS − (Continued)
DECEMBER 31, 2016

(1) Third party appraisals were obtained on six of the legacy CRE whole loans and, as a result, specific provisions of $8.1 million were recorded prior to the loans being reclassified to held for sale status. Additional provisions in the amount of $7.7 million were recognized after the transfer of loans to held for sale to write down the loans to LCOM.
(2) Includes a mezzanine loan with a par value of $38.1 million that was acquired at a fair value of zero as a result of the liquidation of RREF CDO 2006-1 in April 2016 and RREF 2007-1 in November 2016. The mezzanine loan is comprised of two tranches, with maturity dates of November 2016 and September 2021.
(3) A provision of $2.6 million was recognized on the remaining middle market loan based upon receiving an updated third party valuation. In addition, a provision of $819,000 was recognized to write down the syndicated middle market loans to LCOM.
(4) The Company's middle market loans are in several industry categories including: healthcare, education and childcare - 24.4%, diversified/conglomerate service - 17.2%, insurance - 17.1%, cargo transport - 14.2%, beverage, food and tobacco - 12.5%, buildings and real estate - 9.8% and hotels, motels, Inns and gaming - 4.8%.
(5) The fair value option was elected for residential mortgage loans, held for sale.
(6) The Company's residential mortgage loan portfolio is comprised of both agency loans and non-agency jumbo loans. The fair values of the agency loan portfolio are generally classified as Level 2 in the fair value hierarchy, as those values are determined based on quoted market prices for similar assets or upon other observable inputs. The fair values of the jumbo loan portfolio are generally classified as Level 3 in the fair value hierarchy, as those values are generally based upon valuation techniques that utilize unobservable inputs that reflect the assumptions that a market participant would use in pricing those assets.
(7) At December 31, 2016, approximately 39.2%% of the Company's residential mortgage loans were originated in Georgia, 16.2% in California, 14.6% in Utah, 5.9% in Virginia and 5.9% in Florida.
(8) At December 31, 2015, approximately 12.8% and 12.4%, respectively, of the Company's middle market loan portfolio was concentrated in the collective industry groupings of diversified/conglomerate service and healthcare, education and childcare.
(9) At December 31, 2015, approximately 44.9% of the Company's residential mortgage loans were originated in Georgia, 11.2% in Utah, 9.1% in Virginia, 4.4% in Florida and 4.1% in Colorado.
Debt Facilities Associated with Discontinued Operations
Senior Secured Revolving Credit Facility
On September 18, 2014, the Company's wholly-owned subsidiary, Northport LLC, closed a syndicated senior secured revolving credit facility with JP Morgan as the agent bank to finance the origination of middle market and syndicated loans. The last availability under this facility was $225.0 million before the Company sold its interest in Northport LLC on August 4, 2016 and the Senior Secured Revolving Credit Agreement was assumed by the purchaser.
Residential Investments – Term Repurchase Facility
In June 2014, the Company's wholly-owned subsidiaries, RCC Resi Portfolio, RCC Resi TRS, and RCC Resi Depositor (the "Sellers") entered into a master repurchase and securities contract (the "2014 Facility") with Wells Fargo Bank. Over the course of five amendments to modify the terms, the most recent of which was entered into in September 2015, the maximum borrowing amount was reduced from the original $285.0 million to $30.0 million. In July 2016, the Company elected to terminate the 2014 Facility.
Residential Mortgage Financing Agreements
In February 2011, PCM entered into a master repurchase agreement (the "New Century Facility") with New Century Bank d/b/a Customer's Bank ("New Century") to finance the acquisition of residential mortgage loans. Over the course of ten amendments to modify the terms, the most recent of which was executed in August 2016, the maximum borrowing amount declined to $0. In December 2016, the Company elected to terminate the New Century Facility.
In July 2014, PCM entered into a master repurchase agreement (the "Wells Fargo Facility") with Wells Fargo to finance the acquisition of residential mortgage loans. The Wells Fargo Facility was executed with an original maximum amount of $100.0 million an interest rate of one-month LIBOR plus applicable margins of 3.00% for jumbo loans outstanding over 90 days, 2.50% for other jumbo loans and 2.38% for agency loans and a maturity date in July 2015. Over the course of nine amendments, the most recent of which was executed in October 2016, the maximum amount was modified to $150.0 million and the maturity date was modified to November 2017. The Wells Fargo Facility contains certain financial covenants and certain customary events of default and remedies for default.
In November 2016, PCM entered into a repurchase agreement (the "First Tennessee Facility") with First Tennessee Bank ("First Tennessee") to finance the origination and acquisition of residential mortgage loans. The First Tennessee Facility was executed with a maximum amount of $25.0 million, an interest rate of one-month LIBOR plus a 2.75% margin and a maturity date in September 2017. The First Tennessee Facility contains certain financial covenants and certain customary events of default and remedies for default.
PCM was in compliance with all financial covenants under the agreements at December 31, 2016.

(Back to Index)

(Back to Index)

RESOURCE CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS − (Continued)
DECEMBER 31, 2016

NOTE 28 - SEGMENT REPORTING
The Company has four reportable operating segments: Commercial Real Estate Debt Investments, Commercial Finance, Residential Mortgage Lending and Corporate & Other. The reportable operating segments are business units that offer different products and services. The Commercial Real Estate Debt Investments operating segment includes the Company’s activities and operations related to commercial real estate loans, commercial real estate-related securities and investments in real estate. The Commercial Finance operating segment includes the Company’s activities and operations related to syndicated corporate loans, syndicated corporate loan-related securities and direct financing leases. The Residential Mortgage Lending operating segment includes the Company’s activities and operations related to the investment in RMBS, only the continuing operations of this segment are presented here. The Corporate & Other segment includes corporate level interest income, interest expense, inter-segment eliminations not allocable to any particular operating segment, and general and administrative expense.

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

	Commercial Real Estate Debt Investments	Commercial Finance	Residential Mortgage Lending	Corporate & Other (1)(2)(3)	Total
For the Year Ended December 31, 2016:
Interest income:
External customers	$98,588	$8,569	$456	$—	$107,613
Other	43	4,935	—	27	5,005
Total interest income	98,631	13,504	456	27	112,618
Interest expense	33,444	(6)	—	20,309	53,747
Net interest income	65,187	13,510	456	(20,282)	58,871
Other income from external customers	—	3,736	—	73	3,809
Total revenues	65,187	17,246	456	(20,209)	62,680
Less:
Segment operating expenses	340	1,337	84	14,264	16,025
General and administrative	2,246	1,141	424	11,386	15,197
Depreciation and amortization	—	1,432	—	134	1,566
Impairment losses	20,662	5,567	241	—	26,470
Provision (recovery) for loan and lease losses	18,167	(402)	—	—	17,765
Equity in earnings of unconsolidated entities	(1,025)	(4,948)	—	—	(5,973)
Other (income) expense	(2,530)	(3,363)	63	(2,198)	(8,028)
Income (loss) from continuing operations before taxes	27,327	16,482	(356)	(43,795)	(342)
Income tax (expense) benefit	—	(980)	(9,889)	(123)	(10,992)
Net income (loss) from continuing operations	$27,327	$15,502	$(10,245)	$(43,918)	$(11,334)

(Back to Index)

(Back to Index)

RESOURCE CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS − (Continued)
DECEMBER 31, 2016

	Commercial Real Estate Debt Investments	Commercial Finance	Residential Mortgage Lending	Corporate & Other (1)(2)(3)	Total
For the Year Ended December 31, 2015:
Interest income:
External customers	$100,203	$17,479	$540	$—	$118,222
Other	89	4,072	—	91	4,252
Total interest income	100,292	21,551	540	91	122,474
Interest expense	33,775	2,818	111	19,826	56,530
Net interest income	66,517	18,733	429	(19,735)	65,944
Other income from external customers	—	4,865	—	66	4,931
Total revenues	66,517	23,598	429	(19,669)	70,875
Less:
Segment operating expenses	130	1,507	1,136	13,016	15,789
General and administrative	2,263	3,469	937	9,677	16,346
Depreciation and amortization	—	4,118	—	127	4,245
Impairment losses	—	372	—	—	372
Provision (recovery) for loan and lease losses	37,736	3,352	—	—	41,088
Equity in earnings of unconsolidated entities	277	(2,608)	—	(57)	(2,388)
Other (income) expense	216	(8,582)	(4,710)	(3,934)	(17,010)
Income (loss) from continuing operations before taxes	25,895	21,970	3,066	(38,498)	12,433
Income tax (expense) benefit	37	1,001	(1,949)	(443)	(1,354)
Net income (loss) from continuing operations	$25,932	$22,971	$1,117	$(38,941)	$11,079

	Commercial Real Estate Debt Investments	Commercial Finance	Residential Mortgage Lending	Corporate & Other (1)(2)(3)	Total
For the Year Ended December 31, 2014:
Interest income:
External customers	$76,619	$29,228	$649	$—	$106,496
Other	1	6,556	—	228	6,785
Total interest income	76,620	35,784	649	228	113,281
Interest expense	23,958	8,182	173	11,180	43,493
Net interest income	52,662	27,602	476	(10,952)	69,788
Other income from external customers	8,441	6,011	—	66	14,518
Total revenues	61,103	33,613	476	(10,886)	84,306
Less:
Segment operating expenses	5,443	3,071	824	15,622	24,960
General and administrative	2,088	4,130	721	7,766	14,705
Depreciation and amortization	484	1,800	—	74	2,358
Impairment losses	—	—	—	—	—
Provision (recovery) for loan and lease losses	(3,808)	5,469	—	51	1,712
Equity in earnings of unconsolidated entities	(4,364)	(478)	—	75	(4,767)
Other (income) expense	(8,003)	1,500	—	(5,877)	(12,380)
Income (loss) from continuing operations before taxes	69,263	18,121	(1,069)	(28,597)	57,718
Income tax (expense) benefit	300	1,699	411	(543)	1,867
Net income (loss) from continuing operations	$69,563	$19,820	$(658)	$(29,140)	$59,585

(1)	Includes interest expense for the Convertible Senior Notes of $17.7 million, $17.4 million, and $8.8 million for the years ended December 31, 2016, 2015, and 2014, respectively.

(2)	Includes interest expense for the Unsecured Junior Subordinated Debentures of $2.6 million, $2.4 million, and $2.4 million for the years ended December 31, 2016, 2015, and 2014, respectively.

(3)	Includes general corporate expenses and inter-segment eliminations not allocable to any particular operating segment.

(Back to Index)

(Back to Index)

RESOURCE CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS − (Continued)
DECEMBER 31, 2016

The following table presents total investments in unconsolidated entities and total assets by segment for the periods indicated (in thousands):

	Commercial Real Estate Debt Investments	Commercial Finance	Residential Mortgage Lending	Corporate & Other (1)	Total
Investments in unconsolidated entities
December 31, 2016	$16,953	$69,418	$—	$1,548	$87,919
Total Assets(2)
December 31, 2016	$1,624,779	$160,414	$12,460	$15,020	$1,812,673

Investments in unconsolidated entities
December 31, 2015	$6,465	$42,017	$—	$1,548	$50,030
Total Assets(2)
December 31, 2015	$1,907,945	$306,654	$1,860	$16,313	$2,232,772

(1)	Includes assets not allocable to any particular operating segment.

(2)
Total assets does not include $240.9 million and $532.8 million of assets attributable to discontinued operations, of which, $22.9 million and $21.2 million of cash from continuing operations is included at December 31, 2016 and 2015, respectively.

NOTE 29 - SUBSEQUENT EVENTS
The Company has evaluated subsequent events through the filing of this report and determined that there have not been any events that have occurred that would require adjustments to or disclosures in the consolidated financial statements, except the following:
The Company agreed to an extension of the Wells CMBS Term Repurchase Facility from January 31, 2017 to February 28, 2017 then extended the facility again to March 31, 2017 as the Company continues to negotiate a longer term agreement. In addition, an updated waiver of violation letter was provided that waives certain financial covenants through March 31, 2017.

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
Management assessed the effectiveness of our internal control over financial reporting at December 31, 2016. In making this assessment, management used the criteria set forth in the 2013 version of the Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based upon this assessment, management concluded that our internal control over financial reporting is effective at December 31, 2016.
Our independent registered public accounting firm, Grant Thornton LLP, audited our internal control over financial reporting at December 31, 2016. Their report, dated March 15, 2017, expressed an unqualified opinion on our internal control over financial reporting. This report is included in this Item 9A.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting during the quarter ended December 31, 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

(Back to Index)

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders
Resource Capital Corp.

We have audited the internal control over financial reporting of Resource Capital Corp. (a Maryland Corporation) and subsidiaries (the “Company”) as of December 31, 2016, based on criteria established in the 2013 Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.
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
In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2016, based on criteria established in the 2013 Internal Control-Integrated Framework issued by COSO.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements of the Company as of and for the year ended December 31, 2016, and our report dated March 15, 2017 expressed an unqualified opinion on those financial statements.

/s/ Grant Thornton LLP

Philadelphia, Pennsylvania
March 15, 2017

(Back to Index)

ITEM 9B.	OTHER INFORMATION
None.
PART III
ITEM 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
The information required by this item will be set forth in our definitive proxy statement with respect to our 2017 annual meeting of stockholders, to be filed on or before April 30, 2017 ("2017 proxy statement"), which is incorporated herein by this reference.

ITEM 11.	EXECUTIVE COMPENSATION
The information required by this item will be set forth in our 2017 proxy statement, which is incorporated herein by this reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The information required by this item will be set forth in our 2017 proxy statement, which is incorporated herein by this reference.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE
The information required by this item will be set forth in our 2017 proxy statement, which is incorporated herein by this reference.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES
The information required by this item will be set forth in our 2017 proxy statement, which is incorporated herein by this reference.

(Back to Index)

(Back to Index)

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	The following documents are filed as part of this Annual Report on Form 10-K:

1.	Financial Statements
Report of Independent Registered Public Accounting Firm
Consolidated Balance Sheets at December 31, 2016 and 2015
Consolidated Statements of Operations for the years ended December 31, 2016, 2015 and 2014
Consolidated Statements of Changes in Stockholders' Equity for years ended December 31, 2016, 2015 and 2014
Consolidated Statements of Cash Flows for the years ended December 31, 2016, 2015 and 2014
Notes to Consolidated Financial Statements
2.Financial Statement Schedules
3.    Exhibits

Exhibit No.	Description
3.1(a)	Amended and Restated Articles of Incorporation of Resource Capital Corp. (1)
3.1(b)	Articles of Amendment to Restated Certificate of Incorporation of Resource Capital Corp. (29)
3.1(c)	Articles Supplementary 8.50% Series A Cumulative Redeemable Preferred Stock. (16)
3.1(d)	Articles Supplementary 8.50% Series A Cumulative Redeemable Preferred Stock. (17)
3.1(e)	Articles Supplementary 8.25% Series B Cumulative Redeemable Preferred Stock. (18)
3.1(f)	Articles Supplementary 8.50% Series A Cumulative Redeemable Preferred Stock. (22)
3.1(g)	Articles Supplementary 8.625% Fixed-to-Floating Series C Cumulative Redeemable Preferred Stock. (9)
3.2	Amended and Restated Bylaws of Resource Capital Corp. (as Amended January 31, 2014) (12)
4.1(a)	Form of Certificate for Common Stock for Resource Capital Corp. (1)
4.1(b)	Form of Certificate for 8.50% Series A Cumulative Redeemable Preferred Stock. (13)
4.1(c)	Form of Certificate for 8.25% Series B Cumulative Redeemable Preferred Stock (18)
4.1(d)	Form of Certificate for 8.625% Fixed-to-Floating Series C Cumulative Redeemable Preferred Stock. (9)
4.2(a)	Junior Subordinated Indenture between Resource Capital Corp. and Wells Fargo Bank, N.A., dated May 25, 2006. (2)
4.2(b)	Amendment to Junior Subordinated Indenture and Junior Subordinated Note due 2036 between Resource Capital Corp. and Wells Fargo Bank, N.A., dated October 26, 2009 and effective September 30, 2009. (6)
4.3(a)	Amended and Restated Trust Agreement among Resource Capital Corp., Wells Fargo Bank, N.A., Wells Fargo Delaware Trust Company and the Administrative Trustees named therein, dated May 25, 2006. (2)
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

(Back to Index)

(Back to Index)

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
10.8
Membership Interest Purchase Agreement, dated as of August 1, 2016, by and among CVC Credit Partners U.S. Lending I, L.P., Coller International Partners VII, L.P. Coller International Partners VII Parallel Fund, L.P. and Coller International Partners VII Luxemburg, SLP (solely with respect to Section 6.7 thereof), NEW NP, LLC, and Resource Capital Corp. (solely with respect to Section 6.8 thereof).(32)

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

(Back to Index)

(Back to Index)

99.6
Agreement and Plan of Merger dated as of May 22, 2016 by and among Resource America, Inc., C-III Capital Partners LLC, and Regent Acquisition Inc. (included as Exhibit A to the Letter Agreement referered in Exhibit 10.7) (31)

99.7	Federal Income Tax Consequences of our Qualification as a REIT.
101	Interactive Data Files.

(1)	Filed previously as an exhibit to the Company’s registration statement on Form S-11, Registration No. 333-126517.
(2)	Filed previously as an exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2006.
(3)	Filed previously as an exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2006.
(4)	Filed previously as an exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2013.
(5)	Filed previously as an exhibit to the Company’s Current Report on Form 8-K filed on June 26, 2014.
(6)	Filed previously as an exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2009.
(7)	Filed previously as an exhibit to the Company’s Proxy Statement filed on April 16, 2014.
(8)	Filed previously as an exhibit to the Company’s Registration Statement on Form S-11 (File No. 333-132836).
(9)	Filed previously as an exhibit to the Company’s Registration Statement on Form 8-A filed on June 9, 2014.
(10)	Filed previously as an exhibit to the Company’s Annual Report on Form 10-K for the year ended December 31, 2010.
(11)	Filed previously as an exhibit to the Company’s Current Report on Form 8-K filed on March 2, 2011.
(12)	Filed previously as an exhibit to the Company’s Current Report on Form 8-K filed on February 4, 2014.
(13)	Filed previously as an exhibit to the Company’s Annual Report on Form 10-K for the year ended December 31, 2012 filed on March 18, 2013.
(14)	Filed previously as an exhibit to the Company’s Current Report on Form 8-K filed on March 2, 2012.
(15)	Filed previously as an exhibit to the Company’s Current Report on Form 8-K filed on June 13, 2012.
(16)	Filed previously as an exhibit to the Company’s registration statement on Form 8-A filed on June 8, 2012.
(17)	Filed previously as an exhibit to the Company’s Current Report on Form 8-K filed on June 29, 2012.
(18)	Filed previously as an exhibit to the Company's Registration Statement on Form 8-A filed on September 28, 2012.
(19)	Filed previously as an exhibit to the Company's Current Report on Form 8-K filed on September 23, 2014.
(20)	Filed previously as an exhibit to the Company's Current Report on Form 8-K filed on January 13, 2015.
(21)	Filed previously as an exhibit to the Company's Current Report on Form 8-K filed on October 1, 2012.
(22)	Filed previously as an exhibit to the Company Current Report on Form 8-K filed on November 20, 2012.
(23)	Filed previously as an exhibit to the Company's Current Report on Form 8-K filed on April 8, 2013.
(24)	Filed previously as an exhibit to the Company's Current Report on Form 8-K filed on July 25, 2013.
(25)	Filed previously as an exhibit to the Company's Current Report on Form 8-K filed on October 21, 2013.
(26)	Filed previously as an exhibit to the Company's Current Report on Form 8-K filed on November 20, 2014.
(27)	Filed previously as an exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2014.
(28)	Filed previously as an exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2015.
(29)	Filed previously as an exhibit to the Company's Current Report on Form 8-K filed on September 1, 2015.
(30)	Filed previously as an exhibit to the Company's Current Report on Form 8-K filed on September 16, 2015.
(31)	Filed previously as an exhibit to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2016.
(32)	Filed previously as an exhibit to the Company's Current Report on Form 8-K filed on August 5, 2016.

(Back to Index)

(Back to Index)

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

RESOURCE CAPITAL CORP. (Registrant)

March 15, 2017	By:	/s/ Robert C. Lieber
Robert C. Lieber
Chief Executive Officer and President
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Andrew L. Farkas	Chairman of the Board	March 15, 2017
ANDREW L. FARKAS

/s/ Robert C. Lieber	Chief Executive Officer and President	March 15, 2017
ROBERT C. LIEBER	(Principal Executive Officer)

/s/ Walter T. Beach	Director	March 15, 2017
WALTER T. BEACH

/s/ Jeffrey P. Cohen	Director	March 15, 2017
JEFFREY P. COHEN

/s/ Steven J. Kessler	Director	March 15, 2017
STEVEN J. KESSLER

/s/ Richard Fore	Director	March 15, 2017
RICHARD FORE

/s/ William B. Hart	Director	March 15, 2017
WILLIAM B. HART

/s/ Gary Ickowicz	Director	March 15, 2017
GARY ICKOWICZ

/s/ Murray S. Levin	Director	March 15, 2017
MURRAY S. LEVIN

/s/ P. Sherrill Neff	Director	March 15, 2017
P. SHERRILL NEFF

/s/ Stephanie H. Wiggins	Director	March 15, 2017
STEPHANIE H. WIGGINS

/s/ David J. Bryant	Senior Vice President	March 15, 2017
DAVID J. BRYANT	Chief Financial Officer and Treasurer
(Principal Financial Officer)

/s/ Eldron C. Blackwell	Vice President	March 15, 2017
ELDRON C. BLACKWELL	Chief Accounting Officer
(Principal Accounting Officer)

(Back to Index)

(Back to Index)

SCHEDULE II
Resource Capital Corp.
Valuation and Qualifying Accounts
(in thousands)

	Balance at beginning of period	Charge to expense	Loans Charged off/Recovered	Deconsolidation of VIEs	Transfer to Loans Held For Sale	Balance at end of period
Allowance for loan and lease loss:

Year ended December 31, 2016	$43,586	$17,765	$402	$(41,696)	$(15,763)	$4,294

Year ended December 31, 2015	$4,613	$41,087	$(2,175)	$61	$—	$43,586

Year ended December 31, 2014	$13,807	$1,712	$(10,906)	$—	$—	$4,613

(Back to Index)

SCHEDULE III
Resource Capital Corp.
Real Estate and Accumulated Depreciation
December 31, 2016
(in thousands)

	2016	2015	2014
Real Estate
Balance, beginning of year	$—	$—	$32,380

Additions:
Improvements	—	—	25
	—	—	25
Deductions:
Cost of real estate sold	—	—	(32,405)
Property available-for-sale	—	—	—
Balance, end of year	$—	$—	$—

Accumulated Depreciation
Balance, beginning of year	$—	$—	$2,602

Additions:
Depreciation expense	—	—	433
	—	—	433
Deductions:
Sales	—	—	(3,035)
Balance, end of year	$—	$—	$—

(Back to Index)

SCHEDULE IV
Resource Capital Corp.
Mortgage Loans on Real Estate
At December 31, 2016
(in thousands)

Type of Loan/ Borrower	Description / Location	Interest Payment Rates	Final Maturity Date	Periodic Payment Terms (1)	Prior Liens (2)	Face Amount of Loans (3)		Net Carrying Amount of Loans		Principal Amount of Loans subject to delinquent principal or interest
Whole Loans:
Borrower A	Multi-Family/ Houston, TX	LIBOR FLOOR 0.25% + 4.50%	7/5/2019	I/O	—	$75,575		$75,400		$—
Borrower B	Retail/Various	LIBOR FLOOR 0.25% + 5.24%	12/5/2020	I/O	—	66,615		66,065		—
Borrower C	Multi-Family/ GA	LIBOR FLOOR 0.20% + 4.60%	9/5/2020	I/O	—	58,998		58,625		—

All other Whole Loans individually less than 3%						1,094,738		1,086,188		—
Total Whole Loans						$1,295,926	(4)	$1,286,278		$—

Legacy CRE Loans:
Borrower A	Hotel/Studio City, CA	0.50%	2/5/2017	I/O		$67,459		$61,400		$67,459
All Other Mezzanine Loans individually less than 3%						127,232		96,778		—
Total Legacy CRE Loans						$194,691		$158,178		$67,459

Mezzanine Loans:
All Other Mezzanine Loans individually less than 3%						$38,072		$—		$38,072
Total Mezzanine Loans						$38,072		$—		$38,072
Total Loans						$1,528,689		$1,444,456	(5)	$105,531

Explanatory Notes:

(1)	IO = interest only

(2)	Represents only Third Party Liens.

(3)	Does not include unfunded commitments.

(4)	All Whole Loans are current with respect to principal and interest payments.

(5)	The net carrying amount of loans includes an allowance for loan loss of $3.8 million at December 31, 2016, all allocated to Whole Loans.