Form 10-Q
period 2017-03-31
Resource Capital Corp.
filed 2017-05-10
CIK 1332551

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2017
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
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☑ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company," and "emerging growth company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐		Accelerated filer	☑
Non-accelerated filer	☐	(Do not check if a smaller reporting company)	Smaller reporting company	☐
			Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  ☐ Yes ☑ No
The number of outstanding shares of the registrant’s common stock on May 4, 2017 was 31,388,700 shares.

(Back to Index)

RESOURCE CAPITAL CORP. AND SUBSIDIARIES
INDEX TO QUARTERLY REPORT
ON FORM 10-Q

(Back to Index)

(Back to Index)

PART I
ITEM 1.    FINANCIAL STATEMENTS
RESOURCE CAPITAL CORP. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share data)

	March 31, 2017	December 31, 2016
	(unaudited)
ASSETS (1)
Cash and cash equivalents	$157,760	$116,026
Restricted cash	4,871	3,399
Interest receivable	6,139	6,404
CRE loans, pledged as collateral and net of allowances of $4.7 million and $3.8 million	1,295,154	1,286,278
Loans held for sale	2	1,007
Principal paydowns receivable	13,900	19,280
Investment securities, trading	221	4,492
Investment securities available-for-sale, including securities pledged as collateral of $91.1 million and $97.5 million	118,531	124,968
Investments in unconsolidated entities	74,271	87,919
Derivatives, at fair value	136	647
Direct financing leases, net of allowances of $0.6 million and $0.5 million	349	527
Intangible assets	—	213
Other assets	3,469	14,673
Deferred tax asset, net	3,899	4,255
Assets held for sale (amount includes $143.9 million and $158.2 million of legacy CRE loans held for sale in continuing operations, see Note 22)	317,118	383,455
Total assets	$1,995,820	$2,053,543
LIABILITIES (2)
Accounts payable and other liabilities	$2,417	$4,480
Management fee payable - related party	1,418	1,318
Accrued interest expense	4,629	4,979
Borrowings	1,177,195	1,191,456
Distributions payable	5,577	5,560
Derivatives, at fair value	—	97
Liabilities held for sale (see Note 22)	99,539	142,563
Total liabilities	1,290,775	1,350,453
EQUITY
Preferred stock, par value $0.001: 10,000,000 shares authorized 8.50% Series A cumulative redeemable preferred shares, liquidation preference $25.00 per share; 1,069,016 and 1,069,016 shares issued and outstanding	1	1
Preferred stock, par value $0.001: 10,000,000 shares authorized 8.25% Series B cumulative redeemable preferred shares, liquidation preference $25.00 per share; 5,544,579 and 5,544,579 shares issued and outstanding	6	6
Preferred stock, par value $0.001: 10,000,000 shares authorized 8.625% Series C cumulative redeemable preferred shares, liquidation preference $25.00 per share; 4,800,000 and 4,800,000 shares issued and outstanding	5	5
Common stock, par value $0.001: 125,000,000 shares authorized; 31,393,013 and 31,050,020 shares issued and outstanding (including 592,422 and 400,050 unvested restricted shares)	31	31
Additional paid-in capital	1,219,125	1,218,352
Accumulated other comprehensive income (loss)	3,232	3,081
Distributions in excess of earnings	(516,045)	(517,177)
Total Resource Capital Corp. stockholders’ equity	706,355	704,299
Non-controlling interests	(1,310)	(1,209)
Total equity	705,045	703,090
TOTAL LIABILITIES AND EQUITY	$1,995,820	$2,053,543

(Back to Index)

(Back to Index)

RESOURCE CAPITAL CORP. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS - (Continued)
(in thousands, except share and per share data)

	March 31, 2017	December 31, 2016
	(unaudited)
(1) Assets of consolidated variable interest entities ("VIEs") included in total assets above:
Restricted cash	$4,841	$3,308
Interest receivable	2,700	3,153
CRE loans, pledged as collateral and net of allowances of $0.8 million and $0.8 million	638,930	747,726
Loans held for sale	2	1,007
Principal paydowns receivable	13,900	5,820
Investment securities available-for-sale, including securities pledged as collateral	—	369
Other assets	186	58
Total assets of consolidated VIEs	$660,559	$761,441

(2) Liabilities of consolidated VIEs included in total liabilities above:
Accounts payable and other liabilities	$71	$133
Accrued interest expense	444	519
Borrowings	381,168	480,103
Total liabilities of consolidated VIEs	$381,683	$480,755

The accompanying notes are an integral part of these statements
(Back to Index)

(Back to Index)

RESOURCE CAPITAL CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except share and per share data)
(unaudited)

	For the Three Months Ended
	March 31,
	2017	2016
REVENUES
Interest income:
CRE loans	$21,533	$20,981
Securities	2,308	4,798
Interest income - other	1,630	1,237
Total interest income	25,471	27,016
Interest expense	14,254	13,302
Net interest income	11,217	13,714
Dividend income	19	17
Fee income	909	572
Total revenues	12,145	14,303
OPERATING EXPENSES
Management fees - related party	2,680	4,037
Equity compensation - related party	788	489
General and administrative	3,863	3,642
Depreciation and amortization	68	509
Impairment losses	177	—
Provision (recovery) for loan and lease losses	999	(70)
Total operating expenses	8,575	8,607

	3,570	5,696
OTHER INCOME (EXPENSE)
Equity in earnings of unconsolidated entities	361	2,222
Net realized and unrealized gain (loss) on sales of investment securities available-for-sale and loans and derivatives	7,606	853
Net realized and unrealized gain (loss) on investment securities, trading	(911)	145
Fair value adjustments on financial assets held for sale	(21)	—
Other income (expense)	68	(60)
Total other income (expense)	7,103	3,160

INCOME (LOSS) FROM CONTINUING OPERATIONS BEFORE TAXES	10,673	8,856
Income tax (expense) benefit	(1,499)	(4)
NET INCOME (LOSS) FROM CONTINUING OPERATIONS	9,174	8,852
NET INCOME (LOSS) FROM DISCONTINUED OPERATIONS, NET OF TAX	(561)	5,168
NET INCOME (LOSS)	8,613	14,020

The accompanying notes are an integral part of these statements
(Back to Index)

(Back to Index)

RESOURCE CAPITAL CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS - (Continued)
(in thousands, except share and per share data)
(unaudited)

	For the Three Months Ended
	March 31,
	2017	2016
Net (income) loss allocated to preferred shares	(6,014)	(6,048)
Carrying value in excess of consideration paid for preferred shares	—	1,611
Net (income) loss allocable to non-controlling interests, net of taxes	101	90
NET INCOME (LOSS) ALLOCABLE TO COMMON SHARES	$2,700	$9,673
NET INCOME (LOSS) PER COMMON SHARE – BASIC
CONTINUING OPERATIONS	$0.11	$0.12
DISCONTINUED OPERATIONS	$(0.02)	$0.20
TOTAL NET INCOME (LOSS) PER COMMON SHARE - BASIC	$0.09	$0.32
NET INCOME (LOSS) PER COMMON SHARE – DILUTED
CONTINUING OPERATIONS	$0.11	$0.12
DISCONTINUED OPERATIONS	$(0.02)	$0.19
TOTAL NET INCOME (LOSS) PER COMMON SHARE - DILUTED	$0.09	$0.31
WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING - BASIC	30,752,006	30,600,407
WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING - DILUTED	30,914,148	31,038,095

The accompanying notes are an integral part of these statements
(Back to Index)

(Back to Index)

RESOURCE CAPITAL CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(in thousands)
(unaudited)

	For the Three Months Ended
	March 31,
	2017	2016
Net income (loss)	$8,613	$14,020
Other comprehensive income (loss):
Reclassification adjustment for realized (gains) losses on available-for-sale securities included in net income	—	301
Unrealized gains (losses) on available-for-sale securities, net	134	(1,318)
Reclassification adjustments associated with unrealized (gains) losses from interest rate hedges included in net income	17	61
Unrealized gains on derivatives, net	—	27
Total other comprehensive income (loss)	151	(929)
Comprehensive income (loss) before allocation to non-controlling interests and preferred shares	8,764	13,091
Net (income) loss allocable to non-controlling interests, net of taxes	101	90
Net (income) loss allocated to preferred shares	(6,014)	(6,048)
Carrying value in excess of consideration paid for preferred shares	—	1,611
Comprehensive income (loss) allocable to common shares	$2,851	$8,744

The accompanying notes are an integral part of these statements
(Back to Index)

(Back to Index)
RESOURCE CAPITAL CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CHANGES IN EQUITY
FOR THE THREE MONTHS ENDED MARCH 31, 2017
(in thousands, except share and per share data)
(unaudited)

	Common Stock		Preferred Shares - Series A	Preferred Shares - Series B	Preferred Shares - Series C	Additional Paid-In Capital	Accumulated Other Comprehensive (Loss) Income	Retained Earnings	Distributions in Excess of Earnings	Total Stockholders' Equity	Non-Controlling Interests	Total Equity
	Shares	Amount
Balance, January 1, 2017	31,050,020	$31	$1	$6	$5	$1,218,352	$3,081	$—	$(517,177)	$704,299	$(1,209)	$703,090
Stock based compensation	360,799	—	—	—	—	—	—	—	—	—	—	—
Amortization of stock based compensation	—	—	—	—	—	847	—	—	—	847	—	847
Purchase and retirement of common shares	(8,508)	—	—	—	—	(74)	—	—	—	(74)	—	(74)
Forfeiture of unvested stock	(9,298)	—	—	—	—	—	—	—	—	—	—	—
Net income (loss)	—	—	—	—	—	—	—	8,714	—	8,714	(101)	8,613
Preferred dividends	—	—	—	—	—	—	—	(6,014)	—	(6,014)	—	(6,014)
Securities available-for-sale, fair value adjustment, net	—	—	—	—	—	—	134	—	—	134	—	134
Designated derivatives, fair value adjustment	—	—	—	—	—	—	17	—	—	17	—	17
Distributions on common stock	—	—	—	—	—	—	—	(2,700)	1,132	(1,568)	—	(1,568)
Balance, March 31, 2017	31,393,013	$31	$1	$6	$5	$1,219,125	$3,232	$—	$(516,045)	$706,355	$(1,310)	$705,045

The accompanying notes are an integral part of these statements
(Back to Index)

(Back to Index)

RESOURCE CAPITAL CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	For the Three Months Ended
	March 31,
	2017	2016
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss) from continuing operations	$9,174	$8,852
Net income (loss) from discontinued operations, net of tax	(561)	5,168
Net income (loss)	8,613	14,020
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Provision (recovery) for loan and lease losses	999	(70)
Depreciation, amortization and accretion	(349)	(2,473)
Amortization of stock-based compensation	788	489
Sale of and principal payments on syndicated corporate loans held for sale	1,076	—
Sale (purchase) of and principal payments on securities, trading, net	4,493	3
Net realized and unrealized (gain) loss on investment securities, trading	911	(145)
Net realized and unrealized (gain) loss on sales of investment securities available-for-sale and loans and derivatives	(7,606)	(853)
Fair value adjustments on financial assets held for sale	21	—
Impairment losses	177	—
Equity in net (earnings) losses of unconsolidated entities	(361)	(2,222)
Return on investment from investments in unconsolidated entities	6,292	—
Changes in operating assets and liabilities, net of acquisitions	2,279	453
Net cash provided by (used in) continuing operating activities	17,333	9,202
Net cash provided by (used in) discontinued operating activities	52,095	(27,491)
Net cash provided by (used in) operating activities	69,428	(18,289)

CASH FLOWS FROM INVESTING ACTIVITIES:
(Increase) decrease in restricted cash	(1,713)	14,365
Deconsolidation of VIEs (1)	—	(472)
Origination and purchase of loans	(119,240)	(55,682)
Principal payments received on loans and leases	116,159	24,627
Proceeds from sale of loans	21,250	138
Purchase of securities available-for-sale	—	(6,468)
Principal payments on securities available-for-sale	7,519	16,229
Proceeds from sale of securities available-for-sale	9,422	—
Return of capital from (investment in) unconsolidated entity	7,703	9,381
Settlement of derivative instruments	106	56
Purchase of furniture and fixtures	—	(23)
Net cash provided by (used in) continuing investing activities	41,206	2,151
Net cash provided by (used in) discontinued investing activities	—	54,196
Net cash provided by (used in) investing activities	41,206	56,347
CASH FLOWS FROM FINANCING ACTIVITIES:
Net proceeds from issuances of common stock and dividend reinvestment and stock purchase plan (net of offering costs of $0 and $0)	—	33
Repurchase of common stock	(74)	(7,445)
Repurchase of preferred shares	—	(3,114)
Net proceeds (borrowings) from repurchase agreements	83,513	25,233
Payments on borrowings:
Securitizations	(100,542)	(28,334)
Distributions paid on preferred stock	(6,014)	(6,115)
Distributions paid on common stock	(1,550)	(13,232)
Net cash (used in) provided by continuing financing activities	(24,667)	(32,974)
Net cash (used in) provided by discontinued financing activities	(44,233)	(12,437)
Net cash (used in) provided by financing activities	(68,900)	(45,411)
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	41,734	(7,353)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	116,026	78,756
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$157,760	$71,403
SUPPLEMENTAL DISCLOSURE:
Interest expense paid in cash	$12,648	$12,946
Income taxes paid in cash	$515	$43

(1)
Cash and cash equivalents at January 1, 2016 decreased by $472,000 due to the adoption of the amendments to the consolidation accounting guidance resulting in the deconsolidation of five variable interest entities.

The accompanying notes are an integral part of these statements
(Back to Index)

(Back to Index)

RESOURCE CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2017
(unaudited)

NOTE 1 - ORGANIZATION
Resource Capital Corp. and its subsidiaries (collectively the "Company") is primarily focused on originating, holding and managing commercial mortgage loans and other commercial real estate ("CRE") related debt investments.  Historically, the Company has also made other commercial finance investments. The Company's investment activities are managed by Resource Capital Manager, Inc. ("Manager") pursuant to a management agreement.  The Manager is an indirect wholly-owned subsidiary of Resource America, Inc. ("Resource America") (formerly traded on NASDAQ: REXI).  On September 8, 2016, Resource America was acquired by C-III Capital Partners LLC ("C-III"), a leading CRE investment management and services company engaged in a broad range of activities, including primary and special loan servicing, loan origination, fund management, collateralized debt obligation ("CDO") management, principal investment, zoning due diligence, investment sales and multifamily property management. As part of the transaction, C-III took over control of the Company's Manager and became the beneficial owner of approximately 2.3% of the Company’s outstanding common shares at March 31, 2017.

In November 2016 the Company received approval from its board of directors to execute a strategic plan (the "Plan") to focus its strategy on CRE debt investments. The Plan contemplates disposing of certain legacy CRE loans, exit underperforming non-core asset classes and establishing a dividend policy based on sustainable earnings. Legacy CRE loans are loans originated prior to 2010. The Company reclassified the residential mortgage and middle market lending segments' assets and liabilities as held for sale in the fourth quarter of 2016. As a result of the reclassification, these segments are reported as discontinued operations and have been excluded from continuing operations and from segment results for all periods presented.
The following subsidiaries are consolidated in the Company’s financial statements:

•
RCC Real Estate, Inc. ("RCC Real Estate") holds real estate investments, including CRE loans, CRE related securities and direct investments in real estate.  RCC Real Estate owns 100% of the equity of the following variable interest entities "VIE":

◦
Resource Real Estate Funding CDO 2006-1, Ltd. ("RREF CDO 2006-1"), a Cayman Islands limited liability company and qualified real estate investment trust ("REIT") subsidiary ("QRS").  RREF CDO 2006-1 was established to complete a collateralized debt obligation ("CDO") issuance secured by a portfolio of CRE loans and commercial mortgage-backed securities ("CMBS"). This entity was deconsolidated at January 1, 2016 and the retained investment is accounted for as an investment security, available-for-sale in the Company's consolidated financial statements. On April 25, 2016, RREF CDO 2006-1 was liquidated and, in exchange for the Company's interests in RREF CDO 2006-1, the remaining assets of the CDO were distributed to the Company, comprised of investment securities available-for-sale and loans held for investment, which were recorded at fair value.

◦
Resource Real Estate Funding CDO 2007-1, Ltd. ("RREF CDO 2007-1"), a Cayman Islands limited liability company and QRS.  RREF CDO 2007-1 was established to complete a CDO issuance secured by a portfolio of CRE loans and CMBS. This entity was deconsolidated at January 1, 2016 and the retained investment is now accounted for as an investment security, available-for-sale in the Company's consolidated financial statements. On November 25, 2016, RREF CDO 2007-1 was liquidated and, in exchange for the Company's interests in RREF CDO 2007-1, the remaining assets of the CDO were distributed to the Company, comprised of investment securities available-for-sale and loans held for investment, which were recorded at fair value.

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

(Back to Index)

(Back to Index)

RESOURCE CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
MARCH 31, 2017
(unaudited)

•
RCC Commercial, Inc. ("RCC Commercial") holds a 29.6% investment in NEW NP, LLC ("NEW NP, LLC"), a Delaware limited liability company that holds syndicated corporate loan investments, the Company's self-originated middle market loans and owns 100% of the equity of the following VIE:

◦
Apidos CDO III, Ltd. ("Apidos CDO III"), a Cayman Islands limited liability company and taxable REIT subsidiary ("TRS"), was established to complete a CDO issuance secured by a portfolio of syndicated corporate loans and asset-backed securities ("ABS"). On March 31, 2015, the Company issued a notice of redemption to Apidos CDO III's trustee to call the CDO. In June 2015, the Company liquidated Apidos CDO III and, as a result, substantially all of the assets were sold.

•
RCC Commercial II, Inc. ("Commercial II") holds structured notes, available-for-sale securities and investments in the subordinated notes of foreign, syndicated corporate loan collateralized loan obligation ("CLO") vehicles.  Commercial II owns 100%, 68.3%, and 88.6% respectively, of the equity of the following VIEs:

◦
Apidos Cinco CDO, Ltd. ("Apidos Cinco CDO"), a Cayman Islands limited liability company and TRS, was established to complete a CDO issuance secured by a portfolio of syndicated corporate loans, ABS and corporate bonds. This entity was deconsolidated at January 1, 2016 and the retained investment is now accounted for as an investment security, available-for-sale (see Note 2). In November 2016, the Company liquidated Apidos Cinco CDO and, as a result, substantially all of the assets were sold. The remaining assets were consolidated by the Company upon liquidation and are marked at fair value.

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

•	RCC Commercial III, Inc. ("Commercial III") holds syndicated corporate loans investments. Commercial III owns 90% of the equity of the following VIE:

◦
Apidos CDO I, Ltd. ("Apidos CDO I"), a Cayman Islands limited liability company and TRS was established to complete a CDO issuance secured by a portfolio of syndicated corporate loans and ABS. In October 2014, the Company liquidated Apidos CLO I, and as a result, substantially all of the assets were sold.

•	RSO EquityCo, LLC owned 10% of the equity of Apidos CDO I and 10% of the equity of Apidos CLO VIII, Ltd ("Apidos CLO VIII"), a Cayman Islands limited liability company and TRS.

•	RCC Residential Portfolio, Inc. ("RCC Resi Portfolio"), a Delaware corporation directly owned by the Company, which invests in residential mortgage-backed securities ("RMBS").

•
RCC Resi TRS, a TRS directly owned by the Company, is a Delaware corporation which was formed to hold strategic residential mortgage positions which could not be held by RCC Resi Portfolio. RCC Resi TRS also owns 100% of the equity, unless otherwise stated, in the following:

◦
Primary Capital Mortgage, LLC ("PCM"), (formerly known as Primary Capital Advisors, LLC), a limited liability company that originates and services residential mortgage loans. In November 2016, PCM's operations were reclassified to discontinued operations. See Note 22 for further discussion.

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

(Back to Index)

(Back to Index)

RESOURCE CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
MARCH 31, 2017
(unaudited)

◦
Resource TRS III, LLC, formerly Resource TRS III, Inc. ("Resource TRS III"), a TRS directly owned by the Company, held the Company’s interests in a syndicated corporate loan CDO originated by the Company.  Resource TRS III also previously owned 33% of the equity of Apidos CLO VIII, which was liquidated in October 2013.

◦
Resource TRS IV, LLC, formerly Resource TRS IV, Inc. ("Resource TRS IV"), a TRS directly owned by the Company, held the Company's equity investment in hotel condominium units acquired in conjunction with a loan foreclosure. The hotel condominium units were sold in April 2014.

◦
Resource TRS V, LLC, formerly Resource TRS V, Inc. ("Resource TRS V"), a TRS directly owned by the Company, held the Company's equity investment in a held for sale condominium complex. All of the condominium units were sold at December 31, 2013.

◦	Long Term Care Conversion Funding ("LTCC Funding"), a New York limited liability company, which provides funding through a financing facility to fund the acquisition of life settlement contracts.

◦
Life Care Funding, LLC ("LCF"), a New York limited liability company, is a joint venture between RCC Resi TRS, which owns a 70.9% equity interest, and Life Care Funding Group Partners. LCF was established for the purpose of acquiring life settlement contracts. As part of the Company's plan to exit under-performing non-core businesses, the assets and liabilities of LCF were reclassified as held for sale status at December 31, 2016.

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

◦
RCC TRS, LLC, formerly Resource TRS, Inc. ("Resource TRS"), holds the Company’s equity investment in a leasing company and holds all of its investment securities, trading (through both direct and indirect investments in such securities). Resource TRS also owns equity in the following:

▪
NEW NP, LLC holds syndicated corporate loan investments and the Company's self-originated middle market loans. Resource TRS owns 44.6% of the equity in NEW NP, LLC at March 31, 2017. An additional 29.6% of the equity is owned by RCC Commercial. NEW NP, LLC owned 100% of Northport TRS, LLC, a Delaware limited liability company, which held middle market loans. NEW NP, LLC sold its interest in Northport TRS, LLC on August 4, 2016. In November 2016, NEW NP, LLC's operations were reclassified to discontinued operations. See Note 22 for further discussion.

▪
Pelium Capital Partners, L.P. ("Pelium Capital"), a Delaware limited partnership, which holds investment securities, trading. Resource TRS owns 80.2% of the equity in Pelium Capital at March 31, 2017. This entity was deconsolidated at January 1, 2016 and the retained investment is now accounted for as an equity method investment (see Note 2).

◦
Resource Capital Asset Management LLC ("RCAM"), a domestic limited liability company, which was entitled to collect senior, subordinated, and incentive fees related to CLO issuers to which it provided management services through CVC Credit Partners, L.P., formerly Apidos Capital Management ("ACM"), a subsidiary of CVC Capital Partners SICAV-FIS, S.A., a private equity firm ("CVC").  Resource America, Inc. owns a 24% interest in CVC Credit Partners, L.P., ("CVC Credit Partners").

On July 1, 2016, the Company underwent an internal tax restructuring in order to reduce the costs associated with ownership of multiple legal entities, simplify its overall legal entity structure, ease deployment of cash throughout the business for operations and opportunities and consolidate operations into one centralized entity or group of entities. As a result of this tax restructuring, several of the Company’s directly owned subsidiaries converted from corporations to single member LLCs. Also, the following directly owned subsidiaries of the Company merged into RCC Residential Portfolio TRS, Inc. ("RCC Resi TRS") and were dissolved upon the restructuring: Long Term Care Conversion, Inc. ("LTCC") and Resource TRS II, Inc. ("Resource TRS II"). On October 1, 2016, RCC Residential, Inc. ("RCC Residential") merged into RCC Resi TRS and was also dissolved.

(Back to Index)

(Back to Index)

RESOURCE CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
MARCH 31, 2017
(unaudited)

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Principles of Consolidation
The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America ("GAAP") and the accounting policies set forth in Note 2 included in the Company's annual report on Form 10-K for the year ended December 31, 2016. The consolidated financial statements include the accounts of the Company. All inter-company transactions and balances have been eliminated.
Basis of Presentation
All adjustments (which include only normal recurring adjustments) necessary to present fairly the Company’s financial position, results of operations and cash flows have been made.
Cash and Cash Equivalents
Cash and cash equivalents include cash on hand and all highly liquid investments with original maturities of three months or less at the time of purchase. At March 31, 2017 and December 31, 2016, approximately $153.7 million and $111.6 million, respectively, of the reported cash balances exceeded the Federal Deposit Insurance Corporation deposit insurance limit of $250,000 per institution. However, all of the Company's cash deposits are held at multiple, established financial institutions to minimize credit risk exposure.
Allowance for Loan Loss
The general reserve, established for loans not determined to be impaired individually, is based on the Company's historical realized loss experience, adjusted for certain current economic factors.
Discontinued Operations
The results of operations of a component or a group of components of the Company that either has been disposed of or is classified as held for sale is reported in discontinued operations if the disposal represents a strategic shift that has or will have a major effect on the Company’s operations and financial results.
Income Taxes
Due to changes in management’s focus regarding the non-CRE businesses, the Company’s forecasted taxable income continues to be insufficient to completely realize the tax benefits of the gross deferred tax asset of $60.9 million (tax effected $17.1 million) at March 31, 2017. The Company believes it will be able to utilize up to $28.3 million of the gross deferred tax asset prior to its expiration. Therefore, a gross valuation allowance of $32.6 million (tax effected $13.2 million) has been recorded against the deferred tax asset at March 31, 2017. Management will continue to evaluate the Company's ability to realize the tax benefits associated with deferred tax assets by analyzing forecasted taxable income using both historical and projected future operating results, the reversal of existing temporary differences, taxable income in prior carry back years (if permitted) and the availability of tax planning strategies.
Recent Accounting Standards
In January 2017, the Financial Accounting Standards Board ("FASB"), issued guidance to add the SEC Staff Announcement "Disclosure of the Impact that Recently Issued Accounting Standards will have on the Financial Statements of a Registrant when such Standards are Adopted in a Future Period (in accordance with Staff Accounting Bulletin Topic 11.M)." The announcement applies to the May 2014 guidance on revenue recognition from contracts with customers, the February 2016 guidance on leases and the June 2016 guidance on how credit losses for most financial assets and certain other instruments that are measured at fair value through net income are determined. The announcement provides the SEC staff view that a registrant should evaluate certain recent accounting standards that have not yet been adopted to determine appropriate financial statement disclosures about the potential material effects of those recent accounting standards. If a registrant does not know or cannot reasonably estimate the impact that adoption of the recent accounting standards referenced in this announcement is expected to have on the financial statements, then the registrant should make a statement to that effect and consider the additional qualitative financial statement disclosures to assist the reader in assessing the significance of the impact that the recent accounting standards will have on the

(Back to Index)

(Back to Index)

RESOURCE CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
MARCH 31, 2017
(unaudited)

financial statements of the registrant when adopted. The Company has not completed its assessment under the new guidance on revenue recognition from contracts with customers, however, it expects to identify similar performance obligations as currently identified; therefore, the Company does not expect a material impact upon the application of this guidance. The Company is currently evaluating the impact of this guidance on leases and the measurement of credit losses on financial instruments and its impact on its consolidated financial statements.
In January 2017, the FASB issued guidance to assist entities with evaluating whether transactions should be accounted for as acquisitions, or disposals, of assets or businesses. The guidance provides a screen to determine when an integrated set of assets and activities (a "set") is not a business. The screen requires that when substantially all of the fair value of the gross assets acquired, or disposed of, is concentrated in a single identifiable asset or a group of similar identifiable assets, the set is not a business. If the screen is not met, the guidance requires that: (i) to be considered a business, a set must include, at a minimum, an input and a substantive process that together significantly contribute to the ability to create output and (ii) remove the evaluation of whether a market participant could replace missing elements. The guidance also narrows the definition of an output to: the result of inputs and processes applied to those inputs that provide goods or services to customers, investment income (such as dividends or interest), or other revenues. The guidance is effective for annual reporting periods beginning after December 15, 2017, and interim periods within that reporting period. Early adoption is permitted only for certain transactions. The Company is in the process of evaluating the impact of this new guidance.
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
In October 2016, the FASB issued guidance to amend how a reporting entity that is the single decision maker of a VIE should treat indirect interests in the entity held through related parties that are under common control with the reporting entity when determining whether it is the primary beneficiary of that VIE. The guidance requires that if, under the first characteristic of a primary beneficiary, the reporting entity determines that it is the single decision maker of a VIE, then the reporting entity is required to include all of its direct variable interests in a VIE and, on a proportionate basis, its indirect variable interests in a VIE held through related parties, including related parties that are under common control with the reporting entity, in determining whether it satisfies the second characteristic of a primary beneficiary, the obligation to absorb losses of the VIE that could potentially be significant to the VIE or the right to receive benefits from the VIE that could potentially be significant to the VIE. If the reporting entity does not satisfy the second characteristic of a primary beneficiary after performing the assessment, the reporting entity is required to evaluate whether it and one or more of its related parties under common control, as a group, have the characteristics of a primary beneficiary. If the characteristics of a primary beneficiary are met as a group, then the party within the related party group that is most closely associated with the VIE is the primary beneficiary. The guidance became effective for annual reporting periods beginning after December 15, 2016, and interim periods within that reporting period. Adoption did not have a material impact on the Company's consolidated financial statements.
In August 2016, the FASB issued new guidance to reduce the diversity in practice around the presentation and classification of certain cash receipts and cash payments in the statement of cash flows. The guidance addresses the following eight specific cash flow issues: (i) debt prepayments or extinguishment costs; (ii) contingent consideration payments made after a business combination; (iii) proceeds from the settlement of insurance claims; (iv) proceeds from the settlement of corporate-owned life insurance policies (including bank-owned life insurance policies); (v) settlement of zero-coupon debt instruments or other debt instruments with insignificant coupon rates; (vi) distributions received from equity method investees; (vii) beneficial interests in securitization transactions and (viii) separately identifiable cash flows and application of the predominance principle. The guidance is effective for annual reporting periods beginning after December 15, 2017, and interim periods within that reporting period. Early adoption is permitted. The Company is in the process of evaluating the impact of this new guidance.
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
MARCH 31, 2017
(unaudited)

is permitted for annual periods beginning after December 15, 2018, and interim periods within that reporting period, with any adjustments reflected as of the beginning of the fiscal year of adoption. The Company is in the process of evaluating the impact of this new guidance.
In March 2016, the FASB issued guidance intended to simplify various aspects related to how share-based payments are accounted for and presented in the financial statements. The new guidance allows for entities to make an entity-wide accounting policy election to either estimate the number of awards that are expected to vest or account for forfeitures when they occur. In addition, the guidance allows employers to withhold shares to satisfy minimum statutory tax withholding requirements up to the employees’ maximum individual tax rate without causing the award to be classified as a liability. The guidance also stipulates that cash paid by an employer to a taxing authority when directly withholding shares for tax-withholding purposes should be classified as a financing activity on the statement of cash flows. This guidance became effective for annual reporting periods beginning after December 15, 2016, and interim periods within that reporting period. Adoption did not have a material impact on the Company's consolidated financial statements.

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
In January 2016, the FASB issued guidance to address certain aspects of recognition, measurement, presentation and disclosure of financial instruments in order to provide users of financial statements with more decision-useful information. The guidance requires equity investments to be measured at fair value with changes in fair value recognized in net income; simplifies the impairment assessment of equity investments without readily determinable fair values by requiring a qualitative assessment to identify impairment; eliminates the requirement for public business entities to disclose the method(s) and significant assumptions used to estimate the fair value that is required to be disclosed for financial instruments measured at amortized cost on the balance sheet; requires public business entities to use the exit price notion when measuring the fair value of financial instruments for disclosure purposes; requires an entity to present separately in other comprehensive income the portion of the total change in the fair value of a liability resulting from a change in the instrument-specific credit risk when the entity has elected to measure the liability at fair value in accordance with the fair value option for financial instruments; requires separate presentation of financial assets and financial liabilities by measurement category and form of financial assets on the balance sheet or the accompanying notes to the financial statements, and clarifies that an entity should evaluate the need for a valuation allowance on a deferred tax asset related to available-for-sale securities in combination with the entity’s other deferred tax assets.  It is effective for annual reporting periods, and the interim periods within those periods, beginning after December 15, 2017 and early adoption is permitted for certain provisions. The Company is in the process of evaluating the impact of this new guidance.
In February 2015, the FASB issued guidance that requires an entity to evaluate whether it should consolidate certain legal entities. All legal entities are subject to reevaluation under the revised consolidation model. Specifically, the amendments: (i) modify the evaluation of whether limited partnerships and similar legal entities are VIEs; (ii) eliminate the presumption that a general partner should consolidate a limited partnership; (iii) affect the consolidation analysis of reporting entities that are involved with VIEs, particularly those that have fee arrangements and related-party relationships and (iv) provide a scope exception from consolidation guidance for reporting entities with interests in legal entities that are required to comply with or operate in accordance with requirements that are similar to those in Rule 2a-7 of the Investment Company Act of 1940 for registered money market funds. This guidance is effective for public business entities for fiscal years, and for interim periods within those fiscal years, beginning after December 15, 2015.
In August 2014, the FASB issued guidance that clarifies the disclosures management must make in its interim and annual financial statement footnotes when management has determined that conditions exist that raise substantial doubt about the entity’s ability to continue as a going concern within one year after the date the financial statements are issued (or within one year after the date the financial statements are available to be issued when applicable). In accordance with this guidance, management’s assessment is required to be made each reporting period and should be based on relevant conditions and events that are known and reasonably knowable at the date the financial statements are issued. In all cases, to the extent that substantial doubt about the entity’s ability to continue as a going concern is determined to be probable, management must disclose the principal conditions or events that gave rise to the substantial doubt about the entity’s ability to continue as a going concern, management’s evaluation of the significance of those conditions or events in relation to the entity’s ability to meet its obligations, and management’s plans

(Back to Index)

(Back to Index)

RESOURCE CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
MARCH 31, 2017
(unaudited)

that either alleviate or are intended to mitigate the conditions or events that gave rise to the substantial doubt about the entity’s ability to continue as a going concern. Additionally, to the extent substantial doubt about the entity’s ability to continue as a going concern is not alleviated by management’s plans, management must indicate in the footnotes that there is substantial doubt about the entity’s ability to continue as a going concern. This guidance became effective for the annual period ending after December 15, 2016, and for annual periods and interim periods thereafter. Adoption did not have a material impact on the Company's consolidated financial statements.
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
Reclassifications
Certain reclassifications have been made to the 2016 consolidated financial statements to conform to the 2017 presentation, including the impact of discontinued operations and assets and liabilities held for sale.
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
Consolidated VIEs (the Company is the primary beneficiary)
Based on management’s analysis, the Company is the primary beneficiary of seven VIEs at March 31, 2017 and December 31, 2016: Apidos CDO I, Apidos CDO III, Apidos Cinco CDO, Whitney CLO I, RCC 2014-CRE2, RCC 2015-CRE3 and RCC 2015-CRE4 (collectively the "Consolidated VIEs"). The Consolidated VIEs were formed on behalf of the Company to invest in real estate-related securities, CMBS, property available-for-sale, syndicated corporate loans, corporate bonds and asset-backed securities and were financed by the issuance of debt securities. The Manager manages the CRE related entities on behalf of the Company, and CVC Credit Partners manages the commercial finance-related entities on behalf of the Company. By financing these assets with long-term borrowings through the issuance of bonds, the Company seeks to generate attractive risk-adjusted equity returns and to match the term of its assets and liabilities. The primary beneficiary determination for each of these VIEs was made at each VIE’s inception and is continually assessed. All of the Company's VIEs were reevaluated under the revised consolidation model effective for the Company on January 1, 2016.
On November 14, 2016, the Company substantially liquidated Apidos Cinco CDO, a syndicated corporate loan CLO determined to be a VIE that is managed by CVC Credit Partners, a related party to the Company. As a result of the liquidation, all senior and mezzanine notes of the securitization were repaid, leaving only the Company's equity interest in the securitization outstanding as of December 31, 2016. Because substantially all of the VIE's activities are being conducted on behalf of a single variable interest holder that is a related party of the decision maker, it was determined that the Company is the primary beneficiary of the transaction and, as such, should consolidate Apidos Cinco CDO. The Company consolidated the remaining restricted cash, one structured security and three syndicated corporate loans for an aggregate combined fair value of $2.3 million. The Company received $22.7 million as a result of the liquidation through March 2017. The Company elected the fair value option for the

(Back to Index)

(Back to Index)

RESOURCE CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
MARCH 31, 2017
(unaudited)

structured security and syndicated corporate loans upon acquisition, as given the short hold period, the Company believes fair value is the most useful indication of value for these assets.
Whitney CLO I was a securitization in which the Company acquired rights to manage the collateral assets held by the entity in February 2011. For a discussion on the primary beneficiary analysis for Whitney, see "— Unconsolidated VIEs – Resource Capital Asset Management," below.
For a discussion of the Company’s consolidated securitizations, see Note 1, and for a discussion of the debt issued through the securitizations, see Note 11.
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
The creditors of the Company’s seven consolidated VIEs have no recourse to the general credit of the Company. During the three months ended March 31, 2017, the Company provided no financial support to any of its VIEs nor does it have any requirement to do so, although it may choose to do so in the future to maximize future cash flows on such investments by the Company. There are no explicit arrangements that obligate the Company to provide financial support to any of its consolidated VIEs.
The following table shows the classification and carrying value of assets and liabilities of the Company's consolidated VIEs at March 31, 2017 (in thousands):

	Apidos I	Apidos III	Apidos Cinco	Whitney CLO I	RCC 2014-CRE2	RCC 2015-CRE3	RCC 2015-CRE4 (1)	Total
ASSETS
Restricted cash	$239	$100	$1,563	$187	$—	$—	$2,752	$4,841
Loans, pledged as collateral	—	—	—	—	201,164	232,952	204,814	638,930
Loans held for sale	—	—	2	—	—	—	—	2
Interest receivable	—	—	—	—	825	1,024	851	2,700
Principal paydown receivable	—	—	—	—	—	13,900	—	13,900
Other assets	—	—	—	—	16	154	16	186
Total assets (2)	$239	$100	$1,565	$187	$202,005	$248,030	$208,433	$660,559

LIABILITIES
Borrowings	$—	$—	$—	$—	$81,834	$181,505	$117,829	$381,168
Accrued interest expense	—	—	—	—	86	222	136	444
Accounts payable and other liabilities	—	—	—	—	31	11	29	71
Total liabilities	$—	$—	$—	$—	$81,951	$181,738	$117,994	$381,683
(1)    Includes $2.8 million designated to fund future commitments on specific CRE loans in certain of the securitizations.
(2)    Assets of each of the consolidated VIEs may only be used to settle the obligations of each respective VIE.

Unconsolidated VIEs (the Company is not the primary beneficiary, but has a variable interest)
Based on management’s analysis, the Company is not the primary beneficiary of the VIEs discussed below since it does not have both (i) the power to direct the activities that most significantly impact the VIE’s economic performance and (ii) the

(Back to Index)

(Back to Index)

RESOURCE CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
MARCH 31, 2017
(unaudited)

obligation to absorb the losses of the VIE or the right to receive the benefits from the VIE, which could be significant to the VIE. Accordingly, the following VIEs are not consolidated in the Company’s financial statements at March 31, 2017. The Company’s maximum exposure to risk for each of these unconsolidated VIEs is set forth in the "Maximum Exposure to Loss" column in the table below.

RREF CDO 2006-1 and RREF CDO 2007-1
RREF CDO 2006-1 and RREF CDO 2007-1 were formed on behalf of the Company to invest in real estate-related securities, CMBS and property available-for-sale and were financed by the issuance of debt securities. The Manager manages the commercial real estate-related entities on behalf of the Company. The primary beneficiary determination for each of these VIEs was made at each VIE’s inception and is continually assessed. On January 1, 2016, the Company adopted the amendments to the consolidation guidance. As a result of its evaluation, the Company determined that it was no longer the primary beneficiary of these VIEs as its investments in these vehicles do not provide the Company with a controlling financial interest and were deconsolidated. At deconsolidation, the Company recorded its investments in RREF CDO 2006-1and RREF CDO 2007-1 at fair value and accounted for these investments as investment securities available-for-sale in its consolidated financial statements. On April 25, 2016, the Company called and liquidated its investment in RREF CDO 2006-1 and, in exchange for the Company's interest in RREF CDO 2006-1, the Company distributed the remaining assets of $65.7 million at fair value after paying off the CDO debt owed to third parties of $7.5 million. The Company recognized a gain of approximately $846,000 as a result of this transaction, which was recorded in net realized and unrealized gain (loss) on and sales of investment securities available-for-sale and loans and derivatives on the consolidated statements of operations. On November 25, 2016, the Company called and liquidated its investment in RREF CDO 2007-1 and, in exchange for the Company's interest in RREF CDO 2007-1, the Company was distributed the remaining assets of $130.9 million at fair value after paying off the CDO debt owed to third parties of $33.7 million. The Company recognized a gain of approximately $2.1 million as a result of this transaction, which was recorded in net realized and unrealized gain (loss) on derivatives and sales of investment securities available-for-sale and loans on the consolidated statements of operations.
RCM Global, LLC

On July 9, 2014, RCC Residential, together with Resource America and certain Resource America employees, acquired through RCM Global a portfolio of securities from JP Morgan for $23.5 million.  The portfolio is managed by Resource America. RCC Residential contributed $15.0 million for a 63.8% membership interest. Each of the members of RCM Global is allocated revenues and expenses of RCM Global in accordance with his or her membership interest. RCM Global was determined to be a VIE based on the equity holders' inability to direct the activities that are most significant to the entity. On January 1, 2016, the Company adopted the amendments to the consolidation guidance. Upon adoption, the Company reevaluated its variable interest in RCM Global and determined it would not be the primary beneficiary of RCM Global, as its investment in the limited liability company does not provide the Company with a controlling financial interest. As a result of its evaluation, the Company deconsolidated its investment in RCM Global. As of January 1, 2016, the Company accounted for its investment in RCM Global as an equity method investment in an unconsolidated entity in its consolidated financial statements. At March 31, 2017, the Company held a 21.6% interest in RCM Global and the remainder was owned by subsidiaries of Resource America and certain of its employees and their spouses.

Pelium Capital

In September 2014, the Company contributed $17.5 million to Pelium Capital for an initial ownership interest of 80.4%. Pelium Capital is a specialized credit opportunity fund managed by Resource America. The Company funded its final commitment of $2.5 million in February 2015. The Company will receive 10% of the carried interest in the partnership for the first five years which can increase its interest to 20% if the Company's capital contributions aggregate $40.0 million. Resource America contributed cash of $2.8 million to the formation of Pelium Capital. At December 31, 2015, Pelium Capital was accounted for as a consolidated voting interest subsidiary. On January 1, 2016, the Company adopted the amendments to the consolidation guidance. Upon adoption, the Company reevaluated its interest in Pelium Capital and determined that although it now possessed a variable interest in Pelium Capital, it would not be the primary beneficiary of Pelium Capital, as its investment in the limited liability company does not provide the Company with a controlling financial interest. As a result of its reevaluation, the Company deconsolidated its investment in Pelium Capital on January 1, 2016, and accounted for its investment as an equity method investment in investments in unconsolidated entities in its consolidated financial statements. At March 31, 2017, the Company had an investment balance of $12.2 million and held an 80.2% interest in Pelium Capital.

(Back to Index)

(Back to Index)

RESOURCE CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
MARCH 31, 2017
(unaudited)

Pearlmark Mezzanine Realty Partners IV, L.P.
On June 24, 2015, the Company committed up to $50.0 million in Pearlmark Mezzanine Realty Partners IV, L.P. ("Pearlmark Mezz"), a Delaware limited partnership created to acquire and manage financial interests in commercial real estate property. The investment advisor for Pearlmark Mezz is Pearlmark Real Estate LLC ("Pearlmark Manager"), which is 50% owned by Resource America. The Company determined it possessed a variable interest in Pearlmark Mezz, however, it would not be the primary beneficiary of Pearlmark Mezz, as its investment in the limited liability company does not provide the Company with a controlling financial interest. The Company accounts for its investment in Pearlmark Mezz as an equity method investment in an unconsolidated entity in its consolidated financial statements. The Company pays Pearlmark Manager management fees of 1.0% on the unfunded committed capital and 1.5% on the invested capital. The Company was entitled to a management fee rebate of 25% for the first year of the fund, which ended June 24, 2016. Resource America has agreed that it will credit any such fees paid by the Company to Pearlmark Manager against the base management fee that the Company pays Resource America. At March 31, 2017, the Company had an investment balance of $16.9 million and held a 47.7% interest in Pearlmark Mezz.
LEAF Commercial Capital, Inc.
On November 16, 2011, the Company together with LEAF Financial, Inc. ("LEAF Financial"), a subsidiary of Resource America, and LEAF Commercial Capital, Inc. ("LCC"), a former subsidiary of Resource America, entered into a stock purchase agreement and related agreements (collectively the "SPA") with Eos Partners, L.P., a private investment firm, and its affiliates ("Eos"). In exchange for its prior interests in its lease related investments, the Company received 31,341 shares of Series A Preferred Stock (the "Series A Preferred Stock"), 4,872 shares of newly issued 8% Series B Redeemable Preferred Stock (the "Series B Preferred Stock") and 2,364 shares of newly issued Series D Redeemable Preferred Stock (the "Series D Preferred Stock"), collectively representing, on a fully-diluted basis, assuming conversion, a 26.7% interest in LCC. At the time of investment, the Company’s investment in LCC was valued at $36.3 million based on a third-party valuation.  During 2013, the Company entered into a third stock purchase agreement with LCC to purchase 3,682 shares of newly issued Series A-1 Preferred Stock (the "Series A-1 Preferred Stock") for $3.7 million and 4,445 shares of newly issued Series E Preferred Stock (the "Series E Preferred Stock") for $4.4 million. The Series E Preferred Stock expired and the Company was issued additional Series A-1 Preferred Stock in exchange for its investment in the Series E Preferred Stock. The Company's fully-diluted interest in LCC, assuming conversion, was 29.0% at March 31, 2017. The Company accounts for its investment in LCC as an equity method investment in an unconsolidated entity in its consolidated financial statements. The Company’s total investment in LCC was $43.1 million and $43.0 million at March 31, 2017 and December 31, 2016, respectively. The Company determined that it is not the primary beneficiary of LCC because it does not participate in any management or portfolio decisions, holds only two of six board positions, and only controls 29.0% of the voting rights in the entity. Furthermore, Eos holds consent rights with respect to significant LCC actions, including the incurrence of indebtedness, consummation of a sale of the entity, liquidation or initiating a public offering.
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
The Company records its investments in RCT I and RCT II’s common shares as investments in unconsolidated trusts using the cost method and records dividend income when declared by RCT I and RCT II. The trusts each hold subordinated debentures for which the Company is the obligor in the amount of $25.8 million for each of RCT I and RCT II. The debentures were funded by the issuance of trust preferred securities of RCT I and RCT II. The Company will continuously reassess whether it should be deemed to be the primary beneficiary of the trusts.

(Back to Index)

(Back to Index)

RESOURCE CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
MARCH 31, 2017
(unaudited)

Resource Capital Asset Management CLOs
In February 2011, the Company purchased a company that managed syndicated corporate loan assets through five CLOs. As a result, the Company became entitled to collect senior, subordinated and incentive management fees from these CLOs. The purchase price of $22.5 million resulted in an intangible asset that was allocated to each of the five CLOs and was amortized over the expected life of each CLO. The Company determined that it did not hold a controlling financial interest and, therefore, was not the primary beneficiary of these CLOs. The CLOs were liquidated in February 2013, January 2016, September 2016 and February 2017, respectively. The unamortized balance of the intangible asset was $0 and $213,000 at March 31, 2017 and December 31, 2016, respectively. The Company recognized fee income of $680,000 and $402,000 for the three months ended March 31, 2017 and 2016, respectively. During the three months ended March 31, 2017, the Company recorded impairment of $177,000 on the related intangible asset of these CLOs. At March 31, 2017, the Company had no remaining investment in RCAM.
With respect to the fifth CLO, Whitney CLO I, in October 2012, the Company purchased 66.6% of its preferred equity, which resulted in consolidation. Based upon that purchase, the Company determined that it had an obligation to absorb losses and/or the right to receive benefits that could potentially be significant to Whitney CLO I and that a related party had the power to direct the activities that are most significant to the VIE. As a result, together with the related party, the Company had both the power to direct and the right to receive benefits and the obligation to absorb losses. It was then determined that, between the Company and the related party, the Company was the party within that group that was more closely associated with Whitney CLO I because of its preferred equity interest in Whitney CLO I. The Company, therefore, consolidated Whitney CLO I. In May 2013, the Company purchased additional equity in this CLO, which increased its ownership of the outstanding preferred equity to 68.3%. In September 2013, the Company liquidated Whitney CLO I, and, as a result, all of the assets were sold.
Investment in ZAIS
In February 2015, the Company made an investment in ZAIS CLO 4 Limited, an offshore financing vehicle created to acquire and warehouse syndicated corporate loans, through its wholly-owned, indirect subsidiary ZAIS and through its unconsolidated subsidiary Pelium Capital together with a Resource America employee. The Company, through ZAIS and Pelium Capital, committed to invest $10.0 million and $3.0 million, respectively, during the vehicle's warehousing period. The warehouse credit facility closed on May 5, 2016, at which time, Resource TRS III purchased a beneficial interest in ZAIS CLO 4. The vehicle is managed by ZAIS Leveraged Loan Manager 4, LLC (the "Collateral Manager"), an entity unrelated to the Company or to Pelium Capital, and such collateral management activities were determined to be the activities that most significantly impacted the economic performance of the entity. The Collateral Manager can be replaced either for cause by the entity’s administrative agent if there is an event of default or by a unanimous vote of the entity’s equity investors, excluding any preference shares held by the Collateral Manager or its affiliates. Although the Company had an investment in the entity that is potentially significant, because it was determined that the Company did not have the ability to kick out the collateral manager, the Company was determined not to be the primary beneficiary and, therefore, was not required to consolidate ZAIS CLO 4. On November 22, 2016, the Company sold its beneficial interest in ZAIS CLO 4 for $9.4 million and recognized a gain of $418,000 as a result of this transaction, which was recorded in net realized and unrealized gain (loss) on derivatives and sales of investment securities available-for-sale and loans on the Company's consolidated statements of operations.
Investments in the Harvest CLO Securities
In September 2013 and March 2014, the Company made investments in Harvest CLO VII Limited and Harvest CLO VIII Limited (collectively, the "Harvest Securities"), respectively, offshore limited liability companies created to acquire syndicated corporate loans and issue CLOs.  The Harvest Securities are managed by 3i Debt Management Investments Limited (the "Portfolio Manager"), an entity unrelated to the Company, and such collateral management activities were determined to be the activities that most significantly impacted the economic performance of the entity.  The Portfolio Manager can be replaced only for cause by the Harvest Securities’ trustee.  Although the Company has investments in the Harvest Securities that are potentially significant, because it was determined that the Company did not have the ability to unilaterally kick out the Portfolio Manager, the Company was determined not to be the primary beneficiary and, therefore, was not required to consolidate the Harvest Securities. At March 31, 2017, the Company had investments of $4.3 million in Harvest CLO VII Limited and $4.8 million in Harvest CLO VIII Limited. The Company accounts for its investments in the Harvest Securities as investment securities available-for-sale in its consolidated financial statements.

(Back to Index)

(Back to Index)

RESOURCE CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
MARCH 31, 2017
(unaudited)

Investment in Harvest CLO XV Designated Activity Company
In September 2015, the Company made an investment in Harvest CLO XV Designated Activity Company ("Harvest XV"), an offshore financing vehicle created to acquire and warehouse syndicated corporate loans, through its wholly-owned, direct subsidiary Commercial II. In May 2016, the warehouse closed and the Company invested in Harvest CLO XV DAC ("Harvest CLO XV"). The CLO is managed by the Portfolio Manager, and such collateral management activities were determined to be the activities that most significantly impacted the economic performance of the entity. The Portfolio Manager can be replaced only for cause by the entity’s administrative agent. Although the Company has an investment in the entity that is potentially significant, because it was determined that the Company did not have the ability to unilaterally kick out the collateral manager, the Company was determined not to be the primary beneficiary and, therefore, was not required to consolidate Harvest CLO XV. At March 31, 2017, the Company's investment in Harvest CLO XV is $11.1 million. The Company accounts for its investment in Harvest CLO XV as an investment security available-for-sale in its consolidated financial statements.
The following table shows the classification, carrying value and maximum exposure to loss with respect to the Company’s unconsolidated VIEs at March 31, 2017 (in thousands):

	Unconsolidated Variable Interest Entities
	LCC	Unsecured Junior Subordinated Debentures	Investment in Harvest CLOs	RCM Global LLC	Pelium Capital	Pearlmark Mezz	Total	Maximum Exposure to Loss
Investments in unconsolidated entities	$43,125	$1,548	$—	$472	$12,201	$16,924	$74,270	$74,270
Investment securities, available-for-sale	—	—	20,211	—	—	—	20,211	$20,211
Total assets	43,125	1,548	20,211	472	12,201	16,924	94,481

Borrowings	—	51,548	—	—	—	—	51,548	N/A
Total liabilities	—	51,548	—	—	—	—	51,548	N/A
Net asset (liability)	$43,125	$(50,000)	$20,211	$472	$12,201	$16,924	$42,933	N/A
At March 31, 2017, there were no explicit arrangements or implicit variable interests that could require the Company to provide financial support to any of its unconsolidated VIEs.
NOTE 4 - SUPPLEMENTAL CASH FLOW INFORMATION
Supplemental disclosure of cash flow information is summarized for the periods indicated (in thousands):

	For the Three Months Ended
	March 31,
	2017	2016
Non-cash continuing financing activities include the following:
Distributions on common stock accrued but not paid	$1,568	$13,073
Distribution on preferred stock accrued but not paid	$4,009	$4,010

(Back to Index)

(Back to Index)

RESOURCE CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
MARCH 31, 2017
(unaudited)

NOTE 5 - LOANS
The following is a summary of the Company’s loans (in thousands):

Loan Description	Principal	Unamortized (Discount) Premium, net (1)	Carrying Value (2)
At March 31, 2017:
CRE whole loans	$1,305,765	$(5,922)	$1,299,843
Allowance for loan loss	(4,689)	—	(4,689)
Total CRE loans held for investment, net of allowance	1,301,076	(5,922)	1,295,154
Syndicated corporate loans	2	—	2
Total loans held for sale	2	—	2
Total loans, net (3)	$1,301,078	$(5,922)	$1,295,156

At December 31, 2016:
CRE whole loans	$1,295,926	$(5,819)	$1,290,107
Allowance for loan loss	(3,829)	—	(3,829)
Total CRE loans held for investment, net of allowance	1,292,097	(5,819)	1,286,278
Syndicated corporate loans	1,007	—	1,007
Total loans held for sale	1,007	—	1,007
Total loans, net (3)	$1,293,104	$(5,819)	$1,287,285

(1)
Amounts include unamortized loan origination fees of $5.8 million and $5.8 million at March 31, 2017 and December 31, 2016, respectively. Amounts also include deferred amendment fees of $125,000 and $4,000 being amortized over the life of the loans at March 31, 2017 and December 31, 2016, respectively.

(2)	Substantially all loans are pledged as collateral under various borrowings at March 31, 2017 and December 31, 2016.

(3)
Pursuant to the Company's Plan, certain underperforming legacy CRE loans were moved to loans held for sale status and included in Assets held for sale on the Company's consolidated balance sheet at March 31, 2017 and December 31, 2016 (see Note 22).

(Back to Index)

(Back to Index)

RESOURCE CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
MARCH 31, 2017
(unaudited)

Commercial Real Estate Loans
The following is a summary of the Company's CRE loans held for investment (in thousands):

Description	Quantity	Amortized Cost	Contracted Interest Rates	Maturity Dates (3)
At March 31, 2017:
Whole loans, floating rate (1)(4)(5)	67	$1,299,843	LIBOR plus 3.75% to LIBOR plus 6.25%	May 2017 to April 2020
Total (2)	67	$1,299,843

At December 31, 2016:
Whole loans, floating rate (1)	67	$1,290,107	LIBOR plus 3.75% to LIBOR plus 6.45%	April 2017 to January 2020
Total (2)	67	$1,290,107

(1)
Whole loans had $62.4 million and $55.5 million in unfunded loan commitments at March 31, 2017 and December 31, 2016, respectively.  These unfunded commitments are advanced as the borrowers formally request additional funding as permitted under the loan agreement and any necessary approvals have been obtained.

(2)	Totals do not include allowances for loan losses of $4.7 million and $3.8 million at March 31, 2017 and December 31, 2016, respectively.

(3)	Maturity dates do not include possible extension options that may be available to borrowers.

(4)	Maturity dates do not include a loan with a maturity date of February 2017 that is in default (see Note 6).

(5)	Includes one loan that matured in May 2017 that paid off subsequent to March 31, 2017, and another loan that was subsequently extended to June 2017.

The following is a summary of the maturities of the Company’s CRE loans held for investment, at amortized cost (in thousands):

Description	2017	2018	2019 and Thereafter	Total
At March 31, 2017:
Whole loans	$20,000	$24,417	$1,255,426	$1,299,843
Total (1)	$20,000	$24,417	$1,255,426	$1,299,843

At December 31, 2016:	2017	2018	2019 and Thereafter	Total
Whole loans	$7,000	$24,476	$1,258,631	$1,290,107
Total (1)	$7,000	$24,476	$1,258,631	$1,290,107

(1)	Contractual maturities of CRE loans assumes full exercise of extension options available to borrowers, to the extent they qualify.
At March 31, 2017, approximately 30.3%, 21.4% and 8.7% of the Company's CRE loan portfolio was concentrated in Texas, California and Florida, respectively. At December 31, 2016, approximately 30.7%, 19.2%, and 7.3% of the Company's CRE loan portfolio was concentrated in Texas, California and Georgia, respectively.
Syndicated Corporate Loans
On January 1, 2016, Apidos Cinco CDO was deconsolidated after adopting the amendments to the consolidation guidance on VIEs. On November 16, 2016, the Company liquidated Apidos Cinco CDO, and substantially all of the assets were sold. As a result, all senior and mezzanine notes of the securitization were repaid, leaving only the Company's equity in Apidos Cinco CDO at December 31, 2016. Therefore, the Company consolidated Apidos Cinco CDO and recorded the remaining loans as of the date of liquidation. The following table provides information as to the lien position and status of the Company's syndicated corporate loans, at the lower of cost or market (in thousands):

(Back to Index)

(Back to Index)

RESOURCE CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
MARCH 31, 2017
(unaudited)

	Apidos Cinco	Total
At March 31, 2017:
Loans held for sale:
Second lien loans held for sale	$2	$2
Total	$2	$2

At December 31, 2016:
Loans held for sale:
Second lien loans held for sale	$1,007	$1,007
Total	$1,007	$1,007
The following is a summary of the weighted average maturity of the Company’s syndicated corporate loans held for sale, at the lower of cost or market (in thousands):

	March 31, 2017	December 31, 2016
Less than one year	$2	$221
Greater than one year and less than five years	—	786
Five years or greater	—	—
Total	$2	$1,007
At March 31, 2017, the syndicated corporate loan held for sale portfolio was concentrated in the collective industry grouping of retail stores and aerospace and defense. At December 31, 2016, the syndicated corporate loan held for sale portfolio was concentrated in the collective industry grouping of healthcare, education and childcare, retail stores and aerospace and defense.
Allowance for Loan Losses
The following is a summary of the allocation of the allowance for loan losses with respect to the Company's loans by asset class (in thousands, except percentages):

Description	Allowance for Loan Loss	Percentage of Total Allowance
At March 31, 2017:
CRE whole loans	$4,689	100.00%
Total	$4,689

At December 31, 2016:
CRE whole loans	$3,829	100.00%
Total	$3,829
Principal Paydowns Receivable
Principal paydowns receivable represent payments that have been received by the Company's various servicers and trustees. At March 31, 2017, the Company had $13.9 million principal paydowns receivable, the entirety of which the Company received in cash during April 2017. At December 31, 2016, the Company had $19.3 million of principal paydowns receivable, the entirety of which the Company received in cash during January 2017.

(Back to Index)

(Back to Index)

RESOURCE CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
MARCH 31, 2017
(unaudited)

NOTE 6 - FINANCING RECEIVABLES
The following tables show the allowance for loan and lease losses and recorded investments in loans and leases for the years indicated (in thousands):

	Commercial Real Estate Loans	Syndicated Corporate Loans	Direct Financing Leases	Total
At March 31, 2017:
Allowance for loan and lease losses:
Allowance for loan and lease losses at January 1, 2017	$3,829	$—	$465	$4,294
Provision (recovery) for loan and lease losses	860	—	139	999
Allowance for loan and lease losses at March 31, 2017	$4,689	$—	$604	$5,293
Ending balance:
Individually evaluated for impairment	$2,500	$—	$604	$3,104
Collectively evaluated for impairment	$2,189	$—	$—	$2,189
Loans acquired with deteriorated credit quality	$—	$—	$—	$—
Loans and Leases:
Ending balance:
Individually evaluated for impairment	$7,000	$—	$953	$7,953
Collectively evaluated for impairment	$1,292,843	$—	$—	$1,292,843
Loans acquired with deteriorated credit quality	$—	$—	$—	$—

At December 31, 2016:
Allowance for loan and lease losses:
Allowance for loan and lease losses at January 1, 2016	$41,839	$1,282	$465	$43,586
Provision (recovery) for loan and lease losses	18,167	(402)	—	17,765
Loans charged-off	—	402	—	402
Transfer to loans held for sale	(15,763)	—	—	(15,763)
Deconsolidation of VIEs	(40,414)	(1,282)	—	(41,696)
Allowance for loan and lease losses at December 31, 2016	$3,829	$—	$465	$4,294
Ending balance:
Individually evaluated for impairment	$2,500	$—	$465	$2,965
Collectively evaluated for impairment	$1,329	$—	$—	$1,329
Loans acquired with deteriorated credit quality	$—	$—	$—	$—
Loans and Leases:
Ending balance:
Individually evaluated for impairment	$7,000	$—	$992	$7,992
Collectively evaluated for impairment	$1,283,107	$—	$—	$1,283,107
Loans acquired with deteriorated credit quality	$—	$—	$—	$—

Credit quality indicators
Commercial Real Estate Loans

Loans are graded at inception and updated as new information is received. As a result, a loan previously rated 4 may, over time and with improved performance, be rated better than 4. Loans are graded on a scale of 1 to 4 with 1 representing the

(Back to Index)

(Back to Index)

RESOURCE CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
MARCH 31, 2017
(unaudited)

Company’s highest rating and 4 representing its lowest rating. CRE loans are first individually evaluated for impairment. To the extent no individual impairment is determined, a general reserve is established.

The characteristics of each rating category are as follows:

1.	A loan with a rating of a 1 is considered to have satisfactory performance with no issues noted. All interest and principal payments are current and the probability of loss is remote;

2.
A loan is graded with a rating of a 2 if a surveillance trigger event has occurred, but loss is not probable at this time. Such trigger events could include but are not limited to a trending decrease in occupancy rates or a flattening of lease revenues; and to a lesser extent, ground lease defaults, ground lease expirations that occur in the next six months or the borrower is delinquent on payment of property taxes or insurance;

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

Credit risk profiles of CRE loans at amortized cost were as follows (in thousands):

	Rating 1	Rating 2	Rating 3	Rating 4	Held for Sale	Total
At March 31, 2017:
CRE whole loans (1)	$1,259,153	$33,690	$—	$7,000	$—	$1,299,843
Legacy CRE whole loans (1)(2)	—	—	—	—	143,907	143,907
	$1,259,153	$33,690	$—	$7,000	$143,907	$1,443,750

At December 31, 2016:
CRE whole loans (1)	$1,186,292	$96,815	$—	$7,000	$—	$1,290,107
Legacy CRE whole loans (1)	—	—	—	—	158,178	158,178
	$1,186,292	$96,815	$—	$7,000	$158,178	$1,448,285

(1)
Pursuant to the Company's strategic Plan as described in Note 1, certain legacy CRE loans were moved to loans held for sale and included in assets held for sale, carried at the lower of cost or market ("LCOM") on the Company's consolidated balance sheet at March 31, 2017 and December 31, 2016, respectively (see Note 22).

(2)	Includes one loan with a maturity date of May 2017 which subsequently defaulted.
At March 31, 2017 and December 31, 2016, the Company had one CRE loan with a credit quality rating of 4 due to short term vacancy/tenant concerns and a near term maturity. The loan is collateralized by a retail shopping center in Roswell, GA and had an amortized cost of $7.0 million at March 31, 2017 and December 31, 2016. For the period ended December 31, 2016, the Company obtained an appraisal and used the value indicated in the appraisal as a practical expedient in determining the fair value of the loan. The appraisal indicated a fair value of $4.5 million and the Company recorded a specific provision of $2.5 million on the loan during the fourth quarter of 2016. No additional provision was recorded on the loan for the three-month period ended March 31, 2017. This loan had a maturity date of February 2017 and was default at March 31, 2017.
At December 31, 2016, the Company had eight legacy CRE whole loans and one mezzanine loan classified as assets held for sale with a total carrying value of $158.2 million. Appraisals, as a practical expedient for fair value, were obtained for all eight legacy CRE loans classified as assets held for sale. The mezzanine loan, classified as an asset held for sale, had a fair value of $0. The Company recorded, and subsequently charged off upon transfer of the loans to assets held for sale, specific reserves on four of the five loans transferred to assets held for sale totaling $15.8 million, where the carrying values of the loans exceeded their fair values. These five loans had a collective carrying value of $110.7 million at December 31, 2016 and were comprised of the following:

(Back to Index)

(Back to Index)

RESOURCE CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
MARCH 31, 2017
(unaudited)

•
Two loans cross-collateralized by a hotel in Studio City, CA, with an initial par value of $67.5 million. These loans were written down to their collective appraised value of $61.4 million. The loans have a maturity date of February 2017 and are in default at March 31, 2017;

•
One loan collateralized by a hotel in Tucson, AZ with an initial par value of $32.5 million. This loan was written down to its appraised value of $14.3 million. On February 28, 2017, the Company entered into a discounted payoff agreement with its borrower and received proceeds of $21.3 million in satisfaction of this loan. This transaction resulted in the recognition of a realized gain of $7.0 million in the Company's consolidated statements of operations as net realized and unrealized gain (loss) on sales of investment securities available for sale and loans and derivatives;

•
One loan collateralized by an office property in Phoenix, AZ with an initial par value of $17.7 million. This loan was written down to its appraised value of $11.0 million. The loan has a maturity date of May 2017 and subsequently defaulted;

•	One loan collateralized by a hotel in Palm Springs, CA with an initial par value of $29.5 million. This loan was written down to its appraised value of $24.0 million.
All five loans were risk-rated category 4 prior to being transferred to assets held for sale.

As a result of the discounted payoff agreement discussed above on the Tuscon, AZ property, four of the five aforementioned legacy CRE loans remain at March 31, 2017 and have a collective carrying value of $96.4 million.

At March 31, 2017, 49%, 43% and 8% of the Company's legacy CRE whole loans were concentrated in hotel, retail and office, respectively. Of these loans, 92% are within California and 8% are within Arizona. At December 31, 2016, 54%, 39% and 7% of the Company's legacy CRE whole loans were concentrated in hotel, retail and office, respectively. Of these loans, 84% are within California and 16% are within Arizona.

Three loans held for sale with a collective carrying value of $47.5 million at March 31, 2017 and December 31, 2016 had fair values in excess of their carrying values. Before being transferred to assets held for sale in the fourth quarter of 2016, these loans were risked-rated in category 1 or category 2.

All of the Company's CRE whole loans are current with respect to contractual principal and interest except three loans at March 31, 2017. Two defaulted loans are cross-collateralized by a property in Studio City, CA and had a collective carrying value, which is the lower of its cost or fair market value, of $61.4 million at March 31, 2017. The other defaulted loan is supported by a property in Roswell, GA and had a carrying value of $4.5 million at March 31, 2017.

All of the Company's CRE whole loans were current with respect to contractual principal and interest except two of the Company's legacy CRE whole loans at December 31, 2016. The two loans are cross-collateralized by a property in Studio City, CA. The loans had a collective carrying value, which was the lower of its cost or fair market value, of $61.4 million at December 31, 2016.
Syndicated Corporate Loans

Loans are graded at inception and updated as new information is received. Loans are graded on a scale of 1 to 5 with 1 representing the Company’s highest rating and 5 representing its lowest rating. Syndicated corporate loans are first individually evaluated for impairment. To the extent no individual impairment is determined, a general reserve is established.

The characteristics of each rating category are as follows:

1.	Loans with a rating of 1 are considered performing within expectations. All interest and principal payments are current, all future payments are anticipated and loss is not probable;

2.
Loans with a rating of a 2 are considered to have limited liquidity concerns and are watched closely. Loans identified in this category show remote signs of liquidity concerns, loss is not probable and, therefore, no reserve is established;

(Back to Index)

(Back to Index)

RESOURCE CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
MARCH 31, 2017
(unaudited)

3.
Loans with a rating of a 3 are considered to have possible future liquidity concerns. Loans identified in this category show some liquidity concerns, but the ability to estimate potential defaults is not quantifiable and, therefore, no reserve is established;

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

Credit risk profiles of syndicated corporate loans were as follows (in thousands):

	Rating 1	Rating 2	Rating 3	Rating 4	Rating 5	Held for Sale	Total
At March 31, 2017:
Syndicated corporate loans	$—	$—	$—	$—	$—	$2	$2

At December 31, 2016:
Syndicated corporate loans	$—	$—	$—	$—	$—	$1,007	$1,007
At March 31, 2017, two of the Company's syndicated corporate loans with a fair value of $2,000 are in default with respect to debt service. At December 31, 2016, two of the Company's syndicated corporate loans with a fair value of $221,000 were in default with respect to debt service. In 2017 and 2016, no interest income had been recorded on these two defaulted loans.
During the three months ended March 31, 2017, the Company sold one syndicated corporate loan classified as held for sale with an amortized cost of $785,800 for proceeds of $877,800.
Direct Financing Leases
During the three months ended March 31, 2017, the Company recorded a provision for lease loss against the value of the direct financing leases in the amount of $139,000. At March 31, 2017, the Company held $349,000 of direct financing leases, net of reserves. At December 31, 2016, the Company held $527,000 of direct financing leases, net of reserves.

(Back to Index)

(Back to Index)

RESOURCE CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
MARCH 31, 2017
(unaudited)

Loan Portfolios Aging Analysis
The following table presents the loan and lease portfolio aging analysis as of the dates indicated at amortized cost (in thousands):

	30-59 Days	60-89 Days	Greater than 90 Days	Total Past Due	Current	Total Loans Receivable	Total Loans > 90 Days and Accruing
At March 31, 2017:
CRE whole loans (1)	$7,000	$—	$—	$7,000	$1,292,843	$1,299,843	$—
Legacy CRE loans (2)	—	—	61,400	61,400	82,507	143,907	—
Syndicated corporate loans	—	—	—	—	—	—	—
Direct Financing Leases	—	—	138	138	815	953	—
Total loans	$7,000	$—	$61,538	$68,538	$1,376,165	$1,444,703	$—

At December 31, 2016:
CRE whole loans	$—	$—	$—	$—	$1,290,107	$1,290,107	$—
Legacy CRE loans (2)	61,400	—	—	61,400	96,792	158,192	—
Syndicated corporate loans	—	—	—	—	—	—	—
Direct Financing Leases	137	—	128	265	727	992	—
Total loans	$61,537	$—	$128	$61,665	$1,387,626	$1,449,291	$—

(1)	Includes one whole loan with an amortized cost of $7.0 million that was in default at March 31, 2017, on which the Company recorded a $2.5 million provision for loan loss.

(2)	Includes two loans with an appraised value of $61.4 million that were in default at March 31, 2017 and December 31, 2016, respectively.

(Back to Index)

(Back to Index)

RESOURCE CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
MARCH 31, 2017
(unaudited)

Impaired Loans
The following tables show impaired loans as of the dates indicated (in thousands):

	Recorded Balance	Unpaid Principal Balance	Specific Allowance	Average Investment in Impaired Loans	Interest Income Recognized
At March 31, 2017:
Loans without a specific valuation allowance:
CRE whole loans	$—	$—	$—	$—	$—
Syndicated corporate loans	$—	$—	$—	$—	$—
Loans with a specific valuation allowance:
CRE whole loans	$7,000	$7,000	$(2,500)	$7,000	$—
Syndicated corporate loans	$—	$—	$—	$—	$—
Total:
CRE whole loans	$7,000	$7,000	$(2,500)	$7,000	$—
Syndicated corporate loans	—	—	—	—	—
	$7,000	$7,000	$(2,500)	$7,000	$—

At December 31, 2016:
Loans without a specific valuation allowance:
CRE whole loans	$—	$—	$—	$—	$—
Syndicated corporate loans	$—	$—	$—	$—	$—
Loans with a specific valuation allowance:
CRE whole loans	$7,000	$7,000	$(2,500)	$7,000	$480
Syndicated corporate loans	$—	$—	$—	$—	$—
Total:
CRE whole loans	$7,000	$7,000	$(2,500)	$7,000	$480
Syndicated corporate loans	—	—	—	—	—
	$7,000	$7,000	$(2,500)	$7,000	$480

Troubled-Debt Restructurings ("TDR")
The following tables show TDRs in the Company's loan portfolio (in thousands):

	Number of Loans	Pre-Modification Outstanding Recorded Balance	Post-Modification Outstanding Recorded Balance
Three Months Ended March 31, 2017
Legacy CRE whole loans held for sale (1)	2	$61,400	$61,400
Total loans	2	$61,400	$61,400

	Number of Loans	Pre-Modification Outstanding Recorded Balance	Post-Modification Outstanding Recorded Balance
Three Months Ended March 31, 2016
CRE whole loans	3	$29,459	$29,459
Total loans	3	$29,459	$29,459

(1)	Legacy CRE whole loans held for sale represent CRE whole loans designated as assets held for sale at March 31, 2017.
At March 31, 2017, there were two legacy CRE loans that were modified in the last twelve months that experienced subsequent payment defaults. The two loans are cross-collateralized by a property in Studio City, CA. As of March 31, 2017, the loans had a collective carrying value, which was the lower of cost or fair market value, of $61.4 million. An appraisal obtained in the fourth quarter of 2016 was used to determine the fair value of the loan as a practical expedient. The appraisal indicated an as-is-value of $61.4 million.

(Back to Index)

(Back to Index)

RESOURCE CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
MARCH 31, 2017
(unaudited)

NOTE 7 - INVESTMENT SECURITIES, TRADING
Structured notes are CLO debt securities collateralized by syndicated corporate loans. The following table summarizes the Company's structured notes classified as investment securities, trading and carried at fair value (in thousands):

	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
At March 31, 2017:
Structured notes	$2,891	$—	$(2,670)	$221
Total	$2,891	$—	$(2,670)	$221

At December 31, 2016:
Structured notes	$6,242	$920	$(2,670)	$4,492
Total	$6,242	$920	$(2,670)	$4,492
The Company sold one investment security for a realized gain of $9,000 during the three months ended March 31, 2017. The Company sold no investment securities during the three months ended March 31, 2016. The Company held five and six investment securities, trading at March 31, 2017 and December 31, 2016, respectively.
NOTE 8 - INVESTMENT SECURITIES AVAILABLE-FOR-SALE
The following table summarizes the Company's investment securities, including those pledged as collateral and classified as available-for-sale. ABS may include, but are not limited to the Company's investments in Harvest CLO Securities and other securities backed by syndicated corporate loans and other loan obligations. These securities are carried at fair value (in thousands):

	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value(1)
At March 31, 2017:
ABS	$21,374	$4,161	$(90)	$25,445
CMBS	91,990	556	(956)	91,590
RMBS	1,436	88	(28)	1,496
Total	$114,800	$4,805	$(1,074)	$118,531

At December 31, 2016:
ABS	$21,365	$3,988	$(73)	$25,280
CMBS	98,525	425	(863)	98,087
RMBS	1,526	77	(2)	1,601
Total	$121,416	$4,490	$(938)	$124,968

(1)	At March 31, 2017 and December 31, 2016, $91.1 million and $97.5 million, respectively, of investment securities available-for-sale were pledged as collateral under related financings.

(Back to Index)

(Back to Index)

RESOURCE CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
MARCH 31, 2017
(unaudited)

The following table summarizes the estimated maturities of the Company’s CMBS, RMBS and ABS according to their estimated weighted average life classifications (in thousands, except percentages):

Weighted Average Life	Amortized Cost	Fair Value	Weighted Average Coupon
At March 31, 2017:
Less than one year (1)	$80,791	$80,119	5.48%
Greater than one year and less than five years	10,684	11,169	4.91%
Greater than five years and less than ten years	23,325	27,243	11.13%
Total	$114,800	$118,531	6.57%

At December 31, 2016:
Less than one year (1)	$80,801	$80,325	5.60%
Greater than one year and less than five years	17,197	17,408	4.52%
Greater than five years and less than ten years	9,622	12,936	10.68%
Greater than ten years	13,796	14,299	10.39%
Total	$121,416	$124,968	6.39%

(1)	The Company expects that the maturity dates of these CMBS and ABS will either be extended or that they will be paid in full.
At March 31, 2017, the contractual maturities of the CMBS investment securities available-for-sale range from June 2022 to February 2051.  The contractual maturity date of RMBS investment securities available-for-sale is June 2029. The contractual maturities of the ABS investment securities available-for-sale range from May 2018 to April 2031.
The following table shows the fair value, gross unrealized losses and number of securities aggregated by investment category and length of time, for those individual investment securities available-for-sale that have been in a continuous unrealized loss position during the periods specified (in thousands, except number of securities):

	Less than 12 Months			More than 12 Months			Total
	Fair Value	Unrealized Losses	Number of Securities	Fair Value	Unrealized Losses	Number of Securities	Fair Value	Unrealized Losses	Number of Securities
At March 31, 2017:
ABS	$1,176	$(90)	1	$—	$—	—	$1,176	$(90)	1
CMBS	19,950	(275)	8	20,799	(680)	12	40,749	(955)	20
RMBS	812	(28)	2	—	—	—	812	(28)	2
Total temporarily impaired securities	$21,938	$(393)	11	$20,799	$(680)	12	$42,737	$(1,073)	23

At December 31, 2016:
ABS	$—	$—	—	$828	$(73)	1	$828	$(73)	1
CMBS	30,869	(436)	10	26,616	(427)	15	57,485	(863)	25
RMBS	662	(2)	1	—	—	—	662	(2)	1
Total temporarily impaired securities	$31,531	$(438)	11	$27,444	$(500)	16	$58,975	$(938)	27
The unrealized losses in the above table are considered to be temporary impairments due to market factors and are not reflective of credit deterioration.
During the three months ended March 31, 2017, the Company recognized no other-than-temporary impairment on its investment securities available-for-sale.
During the three months ended March 31, 2016, the Company recognized no other-than-temporary impairment on its investment securities available-for-sale.

(Back to Index)

(Back to Index)

RESOURCE CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
MARCH 31, 2017
(unaudited)

There were no sales or redemptions during the three months ended March 31, 2017 and March 31, 2016.
NOTE 9 - INVESTMENTS IN UNCONSOLIDATED ENTITIES
The following table shows the Company's investments in unconsolidated entities at March 31, 2017 and December 31, 2016 and equity in earnings of unconsolidated entities for the three months ended March 31, 2017 and 2016 (in thousands):

				Equity in Earnings of Unconsolidated Entities
		Balance at		For the three months ended	For the three months ended
	Ownership % at March 31, 2017	March 31, 2017	December 31, 2016	March 31, 2017	March 31, 2016
RRE VIP Borrower, LLC(1)	—%	$—	$—	$—	$25
Investment in LCC Preferred Stock	29.0%	43,125	42,960	165	1,411
Pearlmark Mezz(2)	47.7%	16,925	16,953	358	248
RCM Global, LLC	21.6%	472	465	(4)	177
Pelium Capital Partners, L.P.(3)	80.2%	12,201	25,993	(158)	361
Subtotal		72,723	86,371	361	2,222
Investment in RCT I and II(4)	3.0%	1,548	1,548	(637)	(641)
Total		$74,271	$87,919	$(276)	$1,581

(1)
The investment in RRE VIP Borrower was sold at December 31, 2014. Earnings for the three months ended March 31, 2016 are related to insurance premium refunds with respect to the underlying sold properties in the portfolio.

(2) The Company has committed to invest up to $50.0 million in Pearlmark Mezz. The commitment termination date ends the earlier of when the original commitment is fully funded, or the fifth anniversary following the final closing date of June 24, 2015.

(3)	For the three months ended March 31, 2017, the Company received proceeds of $13.6 million related to the partial liquidation of its investment.

(4)	For the three months ended March 31, 2017 and 2016, these amounts are recorded in interest expense on the Company's consolidated statements of operations.

NOTE 10 - INTANGIBLE ASSETS
The following table summarizes the activity of intangible assets for the period indicated (in thousands):

Management Contracts
Balance, January 1, 2017	$213
Additions	—
Sales	—
Amortization	(36)
Total before impairment losses	177
Impairment losses	(177)
Balance, March 31, 2017	$—
Management Contracts
The Company recognized fee income on management contracts of $680,000 and $402,000 for the three months ended March 31, 2017 and March 31, 2016, respectively.
The Company recorded amortization expense of $36,000 and $474,000 related to the Company's management contracts for the three months ended March 31, 2017 and March 31, 2016, respectively. In March 2017, the remaining CLO associated with the management contracts was called. Using a discounted cash flow analysis, the carrying amount of the management contract

(Back to Index)

(Back to Index)

RESOURCE CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
MARCH 31, 2017
(unaudited)

was deemed to be unrecoverable and in excess of its fair value. As a result of this analysis, an impairment loss of $177,000 was recognized on the Company’s consolidated statements of operations and is included in the commercial finance segment for the three months ended March 31, 2017. The Company does not hold any intangible assets at March 31, 2017, and will not record any amortization expense related to these intangible assets going forward.

NOTE 11 - BORROWINGS
The Company historically has financed the acquisition of its investments, including investment securities and loans, through the use of secured and unsecured borrowings in the form of securitized notes, repurchase agreements, secured term facilities, warehouse facilities, convertible senior notes and trust preferred securities issuances.  Certain information with respect to the Company’s borrowings is summarized in the following table (in thousands, except percentages):

	Principal Outstanding	Unamortized Issuance Costs and Discounts	Outstanding Borrowings	Weighted Average Borrowing Rate	Weighted Average Remaining Maturity	Value of Collateral
At March 31, 2017:
RCC 2014-CRE2 Senior Notes	$82,936	$1,102	$81,834	2.67%	15.1 years	$201,255
RCC 2015-CRE3 Senior Notes	183,613	2,108	181,505	3.11%	15.0 years	247,389
RCC 2015-CRE4 Senior Notes	119,433	1,604	117,829	2.93%	15.4 years	208,373
Unsecured Junior Subordinated Debentures	51,548	—	51,548	5.05%	19.6 years	—
6.0% Convertible Senior Notes	115,000	2,813	112,187	6.00%	1.7 years	—
8.0% Convertible Senior Notes	100,000	3,188	96,812	8.00%	2.8 years	—
CRE - Term Repurchase Facilities (1)	437,338	2,269	435,069	3.28%	1.4 years	643,258
CMBS - Term Repurchase Facilities (2)	73,998	6	73,992	2.90%	143 days	108,808
Trust Certificates - Term Repurchase Facility (3)	26,664	245	26,419	6.44%	1.6 years	89,181
Total	$1,190,530	$13,335	$1,177,195	3.96%	6.7 years	$1,498,264

	Principal Outstanding	Unamortized Issuance Costs and Discounts	Outstanding Borrowings	Weighted Average Borrowing Rate	Weighted Average Remaining Maturity	Value of Collateral
At December 31, 2016:
RCC 2014-CRE2 Senior Notes	$131,936	$1,871	$130,065	2.19%	15.3 years	$250,255
RCC 2015-CRE3 Senior Notes	196,112	2,358	193,754	2.82%	15.2 years	259,889
RCC 2015-CRE4 Senior Notes	158,475	2,193	156,282	2.55%	15.6 years	247,414
Unsecured Junior Subordinated Debentures	51,548	—	51,548	4.89%	19.8 years	—
6.0% Convertible Senior Notes	115,000	3,231	111,769	6.00%	1.9 years	—
8.0% Convertible Senior Notes	100,000	3,472	96,528	8.00%	3.0 years	—
CRE - Term Repurchase Facilities (1)	349,318	2,680	346,638	3.04%	1.6 years	520,503
CMBS - Term Repurchase Facilities (2)	78,503	16	78,487	2.73%	129 days	115,157
Trust Certificates - Term Repurchase Facility (3)	26,667	282	26,385	6.21%	1.9 years	89,181
Total	$1,207,559	$16,103	$1,191,456	3.67%	8.0 years	$1,482,399

(1)	Amounts also include accrued interest expense of $552,000 and $468,000 related to CRE term repurchase facilities at March 31, 2017 and December 31, 2016, respectively.

(2)	Amounts also include accrued interest expense of $133,000 and $157,000 related to CMBS term repurchase facilities at March 31, 2017 and December 31, 2016, respectively.

(3)	Amounts also include accrued interest expense of $67,000 and $69,000 related to the trust certificates term repurchase facility at March 31, 2017 and December 31, 2016, respectively.
The Company is in compliance with all covenants in each of the respective agreements at March 31, 2017.

(Back to Index)

(Back to Index)

RESOURCE CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
MARCH 31, 2017
(unaudited)

Securitizations
The following table sets forth certain information with respect to the Company's consolidated securitizations at March 31, 2017:

Securitization	Closing Date	Maturity Date	End of Designated Principal Reinvestment Period (1)	Total Note Paydowns at March 31, 2017
				(in millions)
RCC 2014-CRE2	July 2014	April 2032	July 2016	$152.4
RCC 2015-CRE3	February 2015	March 2032	February 2017	$98.5
RCC 2015-CRE4	August 2015	August 2032	August 2017	$104.3

(1)
The designated principal reinvestment period is the period where principal payments received by each respective securitization may be designated by the Company to purchase funding participations of existing collateral originally underwritten at the close of each securitization, which was funded outside of the deal structure.

The investments held by the Company's securitizations collateralize the securitizations' borrowings and, as a result, are not available to the Company, its creditors, or stockholders. All senior notes retained at closing or subsequently repurchased by the Company at March 31, 2017 eliminate in consolidation.
Repurchase and Credit Facilities
Borrowings under the Company's repurchase agreements were guaranteed by the Company or one of its subsidiaries. The following table sets forth certain information with respect to the Company's borrowings (in thousands, except percentages):

	At March 31, 2017				At December 31, 2016
	Outstanding Borrowings	Value of Collateral	Number of Positions as Collateral	Weighted Average Interest Rate	Outstanding Borrowings	Value of Collateral	Number of Positions as Collateral	Weighted Average Interest Rate
CMBS - Term Repurchase Facilities
Wells Fargo Bank	$21,092	$26,868	12	2.20%	$22,506	$28,514	13	1.96%
Deutsche Bank (1)	52,900	81,940	22	3.18%	55,981	86,643	23	3.04%

CRE - Term Repurchase Facilities
Wells Fargo Bank (2)	271,435	390,184	19	3.11%	215,283	313,126	16	2.86%
Morgan Stanley Bank (3)	163,634	253,074	13	3.55%	131,355	207,377	11	3.34%

Trust Certificates Term Repurchase Facility
RSO Repo SPE Trust 2015 (4)	26,419	89,181	1	6.44%	26,385	89,181	1	6.21%
Totals	$535,480	$841,247			$451,510	$724,841

(1)	The Deutsche Bank CMBS term repurchase facility includes $7,000 and $16,000 of deferred debt issuance costs at March 31, 2017 and December 31, 2016, respectively.

(2)	The Wells Fargo Bank CRE term repurchase facility includes $1.3 million and $1.6 million of deferred debt issuance costs at March 31, 2017 and December 31, 2016, respectively.

(3)	The Morgan Stanley Bank CRE term repurchase facility includes $935,000 and $1.1 million of deferred debt issuance costs at March 31, 2017 and December 31, 2016, respectively.

(4)	The RSO Repo SPE Trust 2015 term repurchase facility includes $245,000 and $282,000 of deferred debt issuance costs at March 31, 2017 and December 31, 2016, respectively.

(Back to Index)

(Back to Index)

RESOURCE CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
MARCH 31, 2017
(unaudited)

The following table shows information about the amount at risk under the repurchase facilities (dollars in thousands):

	Amount at Risk (1)	Weighted Average Maturity	Weighted Average Interest Rate
At March 31, 2017:
CMBS - Term Repurchase Facilities
Wells Fargo Bank, National Association	$5,823	1.0 year	2.20%
Deutsche Bank AG	$29,340	55 days	3.18%

CRE - Term Repurchase Facilities
Wells Fargo Bank, National Association	$118,792	1.3 years	3.11%
Morgan Stanley Bank, National Association	$89,448	1.4 years	3.55%

Trust Certificates Term Repurchase Facility
RSO Repo SPE Trust 2015	$62,575	1.6 years	6.44%

	Amount at Risk (1)	Weighted Average Maturity	Weighted Average Interest Rate
At December 31, 2016:
CMBS - Term Repurchase Facilities
Wells Fargo Bank, National Association	$6,059	90 days	1.96%
Deutsche Bank AG	30,971	145 days	3.04%

CRE - Term Repurchase Facilities
Wells Fargo Bank, National Association	$97,482	1.6 years	2.86%
Morgan Stanley Bank, National Association	$75,772	1.7 years	3.34%

Trust Certificates Term Repurchase Facility
RSO Repo SPE Trust 2015	$62,575	1.9 years	6.21%

(1)	Equal to the estimated fair value of securities or loans sold, plus accrued interest income, minus the sum of repurchase agreement liabilities plus accrued interest expense.
CMBS - Term Repurchase Facilities
In February 2011, the Company's wholly-owned subsidiaries, RCC Commercial and RCC Real Estate, entered into a master repurchase and securities contract (the "2011 Facility") with Wells Fargo. In February 2011, the Company entered into a guaranty agreement, amended and restated in June 2013, (the "2011 Guaranty") with Wells Fargo. In January 2017, the Company entered into a fifth amendment of the 2011 Facility which extended the maturity date to February 2017. In February 2017, the Company entered into a sixth amendment of the 2011 Facility which extended the maturity date to March 2017. In March 2017, the Company entered into a seventh amendment of the 2011 Facility which extended the maturity date to March 2018 and amended the 2011 Guaranty's required capital amount and EBITDA to interest expense ratio covenants, effective December 31, 2016.
CRE - Term Repurchase Facilities
In February 2012, RCC Real Estate's wholly-owned subsidiary, RCC Real Estate SPE 4, LLC, entered into a master repurchase and securities agreement (the "2012 Facility") with Wells Fargo to finance the origination of CRE loans. In February 2012, the Company entered into a guaranty agreement with Wells Fargo. In March 2017, the Company entered into a sixth amendment of the 2012 Facility which amended the required capital amount and EBITDA to interest expense ratio covenants, effective December 31, 2016.
In September 2015, RCC Real Estate's wholly-owned subsidiary, RCC Real Estate SPE 6, LLC, entered into a master repurchase and securities agreement (the "Morgan Stanley Facility") with Morgan Stanley Bank, NA ("Morgan Stanley") to finance the origination of CRE loans. In September 2015, the Company entered into a guaranty agreement (the "Morgan Stanley Guaranty")

(Back to Index)

(Back to Index)

RESOURCE CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
MARCH 31, 2017
(unaudited)

with Morgan Stanley. In March 2017, the Company entered into the first amendment of the Morgan Stanley Guaranty which amended the required capital amount and EBITDA to interest expense ratio covenants, effective December 31, 2016.
Short-Term Repurchase Agreements - CMBS
In November 2012, RCC Real Estate entered into a master repurchase and securities agreement (the "JP Morgan Securities Facility") with JP Morgan Securities LLC to finance the purchase of CMBS. In April 2017, the Company entered into the first amendment of the JP Morgan Securities Facility which amended the minimum shareholders' equity of the guarantor and maximum leverage ratio covenants. The Company had no outstanding borrowings payable under the JP Morgan Securities Facility at March 31, 2017 and December 31, 2016.
Contractual maturity dates of the Company's borrowings by category and year are presented in the table below (in thousands):

	Total	2017	2018	2019	2020	2021 and Thereafter
CRE Securitizations	$381,168	$—	$—	$—	$—	$381,168
Repurchase Facilities	535,480	52,900	482,580	—	—	—
Unsecured Junior Subordinated Debentures	51,548	—	—	—	—	51,548
6.0 % Convertible Senior Notes	112,187	—	112,187	—	—	—
8.0 % Convertible Senior Notes	96,812	—	—	—	96,812	—
Total	$1,177,195	$52,900	$594,767	$—	$96,812	$432,716
NOTE 12 - SHARE ISSUANCE AND REPURCHASE
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
Under a dividend reinvestment plan authorized by the board of directors on March 21, 2013, the Company was authorized to issue up to 5,000,000 shares of common stock. During the three months ended March 31, 2017, the Company did not sell any shares of common stock through this program.
Under a share repurchase plan authorized by the board of directors on August 3, 2015, the Company was authorized to repurchase up to $50.0 million of its outstanding equity and debt securities. In March 2016, the Company's board of directors approved a new securities repurchase program for up to $50.0 million of its outstanding securities, which replaced the August 2015 repurchase plan.
Since the inception of the program through December 31, 2016, the Company repurchased $35.2 million of its common stock, representing approximately 2.8 million shares, or 8.3% of the outstanding balance and $3.1 million of its outstanding Series B preferred stock, representing approximately 196,000 shares, or 3.4% of the initial outstanding balance. During the three months ended March 31, 2017, the Company did not repurchase any shares of its common or preferred stock through this program. At March 31, 2017, $44.9 million remains available in this repurchase plan.

(Back to Index)

(Back to Index)

RESOURCE CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
MARCH 31, 2017
(unaudited)

NOTE 13 - SHARE-BASED COMPENSATION
The following table summarizes the Company's restricted common stock transactions:

	Non-Employee Directors	Non-Employees(1)	Employees	Total
Unvested shares at January 1, 2017	27,320	301,486	71,244	400,050
Issued	26,991	321,789	12,019	360,799
Vested	(20,491)	(108,859)	(29,779)	(159,129)
Forfeited	—	(7,886)	(1,412)	(9,298)
Unvested shares at March 31, 2017	33,820	506,530	52,072	592,422
(1) Non-employees are employees of Resource America and C-III.

The Company is required to value any unvested shares of restricted common stock granted to non-employees at the current market price.  The estimated fair value at grant date of the unvested shares of restricted common stock granted to non-employees during the three months ended March 31, 2017 and 2016 was $2.7 million and $2.3 million, respectively. The estimated fair value at grant date of unvested shares of restricted common stock issued to the Company’s eight non-employee directors during the three months ended March 31, 2017 was $220,000. The estimated fair value at grant date of unvested shares of restricted common stock issued to the Company’s seven non-employee directors during the three months ended March 31, 2016 was $220,000.
The Company records any unvested shares of restricted common stock granted to non-employee directors at the fair value on the grant date amortized over the service period.  The amortization recognized during the three months ended March 31, 2017 and 2016 was $73,000 and $64,000, respectively.
At March 31, 2017, the total unrecognized restricted common stock expense for non-employees was $3.4 million, with a weighted average amortization period remaining of 2.7 years. At December 31, 2016, the total unrecognized restricted common stock expense for non-employees was $891,000, with a weighted average amortization period remaining of 2.6 years.
The following table summarizes restricted common stock grants during the three months ended March 31, 2017:

Date	Shares	Vesting/Year	Vesting Date(s)
January 25, 2017	321,789	33.3%	1/25/18, 1/25/19, 1/25/20
February 1, 2017	4,242	100%	2/1/18
March 8, 2017	18,450	100%	3/8/18
March 13, 2017	4,299	100%	3/13/18
The following table summarizes the status of the Company’s vested stock options at March 31, 2017:

Vested Options	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Vested at January 1, 2017	26,250	$46.60
Vested	—	—
Exercised	—	—
Forfeited	—	—
Expired	(1,250)	73.48
Vested at March 31, 2017	25,000	$46.60	1.80	$—
There were no options granted during the three months ended March 31, 2017 or 2016. The outstanding stock options have a contractual term of ten years and will expire in 2017 and 2021.

(Back to Index)

(Back to Index)

RESOURCE CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
MARCH 31, 2017
(unaudited)

The components of equity compensation expense for the periods presented is as follows (in thousands):

	For the Three Months Ended
	March 31,
	2017	2016
Restricted shares granted to non-employees (1)	$715	$425
Restricted shares granted to non-employee directors	73	64
Total equity compensation expense (2)	$788	$489

(1)	Non-employees are employees of Resource America and C-III.

(2)	Amounts do not include equity compensation expense for employees of our subsidiary PCM, which is included in net income (loss) for discontinued operations, net of tax.

Under the Company's Management Agreement, incentive compensation is paid quarterly. Up to 75% of the incentive compensation is paid in cash and at least 25% is paid in the form of an award of common stock. There were no incentive fees paid to the Manager for the three months ended March 31, 2017 and 2016.
Apart from incentive compensation payable under the Management Agreement, the Company has established no formal criteria for the issuance of equity awards at March 31, 2017.  All awards are discretionary in nature and subject to approval by the compensation committee of the Company's board of directors.
NOTE 14 - EARNINGS PER SHARE
The following table presents a reconciliation of basic and diluted earnings per share for the periods presented as follows (in thousands, except share and per share amounts):

	For the Three Months Ended
	March 31,
	2017	2016
Net income (loss) from continuing operations	$9,174	$8,852
Net (income) loss allocated to preferred shares	(6,014)	(6,048)
Carrying value in excess of consideration paid for preferred shares	—	1,611
Net (income) loss allocable to non-controlling interest, net of taxes	101	90
Net income (loss) allocable to common shares	3,261	4,505
Net income (loss) from discontinued operations, net of tax	(561)	5,168
Net income (loss) allocable to common shares	$2,700	$9,673

Basic:
Weighted average number of shares outstanding	30,752,006	30,600,407
Continuing operations	$0.11	$0.12
Discontinued operations	(0.02)	0.20
Basic net income (loss) per share	$0.09	$0.32

Diluted:
Weighted average number of shares outstanding	30,752,006	30,600,407
Additional shares due to assumed conversion of dilutive instruments	162,142	437,688
Adjusted weighted-average number of common shares outstanding	30,914,148	31,038,095
Continuing operations	$0.11	$0.12
Discontinued operations	(0.02)	0.19
Diluted net income (loss) per share	$0.09	$0.31

(Back to Index)

(Back to Index)

RESOURCE CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
MARCH 31, 2017
(unaudited)

Potentially dilutive shares consisting of 9,002,864 shares issuable in connection with the potential conversion of the Company's 6.0% and 8.0% Convertible Senior Notes (see Note 11) for the three months ended March 31, 2017 and March 31, 2016 were not included in the calculation of diluted net income (loss) per share because the effect would be anti-dilutive.
NOTE 15 - ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)
The following table presents the changes in each component of accumulated other comprehensive income (loss) for the three months ended March 31, 2017 (dollars in thousands):

	Net unrealized (loss) gain on derivatives	Net unrealized (loss) gain on securities, available-for-sale	Accumulated other comprehensive income (loss)
Balance, January 1, 2017	$(18)	$3,099	$3,081
Other comprehensive gain (loss) before reclassifications	—	133	133
Amounts reclassified from accumulated other comprehensive income	18	—	18
Balance, March 31, 2017	$—	$3,232	$3,232
NOTE 16 - RELATED PARTY TRANSACTIONS
Relationship with Resource America and Certain of its Subsidiaries
Relationship with C-III, Resource America and Certain of their Subsidiaries.  On September 8, 2016, Resource America was acquired by C-III, a leading CRE investment management and services company engaged in a broad range of activities, including primary and special loan servicing, loan origination, fund management, CDO management, principal investment, zoning due diligence, investment sales and multifamily property management. As part of the transaction, C-III took over control of the Company's Manager and became the beneficial owner of 715,396 shares of the Company's common stock (2.3% of the Company's outstanding common shares) through its indirect ownership of the Company's Manager and Resource Capital Investor, Inc. C-III is indirectly controlled and partially owned by Island Capital Group ("Island Capital"), of which Mr. Farkas, Chairman of the Company, is the managing member. Mr. Farkas is also chairman and chief executive officer of C-III and chief executive officer and president of Resource America. In addition, Robert C. Lieber, the Company's Chief Executive Officer and President, is an executive managing director of both C-III and Island Capital. Jeffrey P. Cohen, who is a member of the Company’s Board, is an executive managing director of C-III, president of Island Capital and a director and executive vice president of Resource America. The Company's other executive officers are also officers of the Company's Manager and/or of Resource America or C-III.

The Company has entered into a management agreement under which the Company's Manager receives substantial fees. On May 22, 2016, the Company entered into a letter agreement with Resource America pursuant to which the Company irrevocably waived its right to terminate the management agreement as a result of a "Change of Control" (as defined in the management agreement) resulting from the acquisition of Resource America by C-III. Upon consummation of that acquisition, Resource America paid a $1.5 million fee to us for the waiver. For the three months ended March 31, 2017, the Manager earned base management fees of approximately $2.6 million (net of rebates). For the three months ended March 31, 2016, the Manager earned base management fees of approximately $3.9 million (net of rebates). No incentive management fees were earned for the three months ended March 31, 2017 or 2016.  The Company reimburses the Manager and Resource America for expenses and the costs of employees of Resource America who perform legal, accounting, due diligence and other services that outside professionals or consultants would otherwise perform. The management agreement, as amended, also provides that the Manager must furnish us with a director of investor relations. The Company bears the expense of the compensation and benefits of the Company's Chief Financial Officer, Chief Accounting Officer and several accounting and tax professionals and 50% of the salary and benefits of the investor relations officer. Until September 8, 2016, the Company also reimbursed Resource America for the compensation and benefits of the Chairman. For the three months ended March 31, 2017, the Company reimbursed the Manager $1.8 million for all such compensation and costs. For the three months ended March 31, 2016, the Company paid the Manager $1.0 million for all such compensation and costs.
On November 7, 2013, the Company entered into an amendment to the management agreement to include the definition of an "Ancillary Operating Subsidiary," which means one or more subsidiaries, including a TRS and its subsidiaries, that are

(Back to Index)

(Back to Index)

RESOURCE CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
MARCH 31, 2017
(unaudited)

operating entities principally engaged in the evaluation, underwriting, origination, servicing, holding, trading and financing of loans, securities, investments and credit products other than CRE loans. An Ancillary Operating Subsidiary may, with the approval of a majority of the independent directors, directly incur and pay all of its own operating costs and expenses, including without limitation, compensation of employees of such Ancillary Operating Subsidiary and reimbursement of any compensation costs incurred by the Manager for personnel principally devoted to such Ancillary Operating Subsidiary.
On November 24, 2010, the Company entered into an Investment Management Agreement with Resource Capital Markets, Inc., ("RCM"), which is a wholly-owned subsidiary of Resource America.  The initial agreement provided that: (a) RCM may invest up to $5.0 million of the Company’s funds, with the investable amount being adjusted by portfolio gains (losses) and collections, and offset by expenses, taxes and realized management fees, and (b) RCM can earn a management fee in any year that the net profits earned exceed a preferred return. On June 17, 2011, the Company entered into a revised Investment Management Agreement with RCM which provided an additional $8.0 million of the Company’s funds for RCM to invest.  The management fee is 20% of the amount by which the net profits exceed the preferred return.  During the three months ended March 31, 2017 and 2016, RCM earned no management fees. The Company holds $221,000 in fair market value of trading securities at March 31, 2017, a $3.9 million change from $4.1 million at fair market value at December 31, 2016.  The Company also reimburses RCM for expenses paid on the Company's behalf. For the three months ended March 31, 2017, the Company paid RCM $0 as expense reimbursements. For the three months ended March 31, 2016, the Company paid RCM $8,000 as expense reimbursements.
At March 31, 2017, the Company was indebted to the Manager for $1.5 million, comprised of base management fees of $1.4 million and expense reimbursements of $47,000.  At December 31, 2016, the Company was indebted to the Manager for $1.4 million, comprised of base management fees of $1.3 million and expense reimbursements of $35,000. At March 31, 2017 and December 31, 2016 the Company was also indebted to the Manager for an oversight fee of $62,000 and $138,000, which was recorded in liabilities held for sale. At March 31, 2017, the Company was indebted to RCM under the Company’s Investment Management Agreement for $96,000, comprised entirely of expense reimbursements.  At December 31, 2016, the Company was indebted to RCM under the Company’s Investment Management Agreement for $216,000, comprised entirely of expense reimbursements. The Company's base management fee payable as well as expense reimbursements payable are recorded in accounts payable and other liabilities on the consolidated balance sheets.
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
In May 2016, the Company made a €12.5 million investment in Harvest CLO XV, a European CLO vehicle with a total par value of €413.0 million managed by an unrelated third-party collateral manager. In connection with this transaction, a subsidiary of Resource America received a $2.3 million structuring and placement fee.
At March 31, 2017, the Company retained equity in six securitizations, which were structured for the Company by the Manager, although two of the securitizations were substantially liquidated in 2014 and 2015.  Under the Management Agreement, the Manager was not separately compensated by the Company for executing these transactions and is not separately compensated for managing the securitization entities and their assets.
Relationship with LEAF Commercial Capital. Leaf Commercial Capital ("LCC"), a former subsidiary of Resource America in which the Company owned a minority interest, originated and managed equipment leases and notes on behalf of the Company. On March 5, 2010, the Company entered into agreements with Lease Equity Appreciation Fund II, L.P., ("LEAF II") (an equipment leasing partnership sponsored by LEAF Financial, which is a subsidiary of Resource America, and of which a LEAF Financial subsidiary is the general partner), pursuant to which the Company provided an $8.0 million credit facility to LEAF II.  The credit facility initially had a one year term with interest at 12% per year, payable quarterly, and was secured by all the assets of LEAF II.  The Company received a 1% origination fee in connection with establishing the facility.  The facility originally matured on March 3, 2011 and was extended until September 3, 2011 with a 1% extension fee paid on the outstanding loan balance.  On June 3, 2011, the Company entered into an amendment to extend the maturity to February 15, 2012 and to decrease the interest rate from 12% to 10% per annum resulting in a TDR under applicable accounting guidance.  On February 15, 2012, the credit facility was further amended to extend the maturity to February 15, 2013 with a 1% extension fee accrued and added to the amount outstanding.  On January 11, 2013, the Company entered into another amendment to extend the maturity to February 15, 2014 with an additional 1% extension fee accrued and added to the amount outstanding. On December 17, 2013, the Company

(Back to Index)

(Back to Index)

RESOURCE CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
MARCH 31, 2017
(unaudited)

entered into another amendment to extend the maturity to February 15, 2015. During the year ended December 31, 2014, the Company recorded a provision of $1.3 million against this loan before extinguishing the loan and bringing direct financing leases in the amount of $2.1 million on the Company's balance sheet in satisfaction of the loan receivable. During the three months ended March 31, 2017, there was a provision of lease loss of $139,000 recorded against the value of the direct financing leases. There was no provision for lease loss recorded during the three months ended March 31, 2016. At March 31, 2017 and December 31, 2016, the Company held $349,000 and $527,000 of direct financing leases, net of reserves.
On November 16, 2011, the Company, together with LEAF Financial and LCC, entered into a securities purchase agreement with Eos Partners, L.P., a private investment firm, and its affiliates (see Note 3). The Company’s resulting interest is accounted for under the equity method and recorded in equity in earnings of unconsolidated entities on the consolidated statements of operations. For the three months ended March 31, 2017 and 2016, the Company recorded income of $165,000 and $1.4 million, respectively, in respect of the Company's equity interests in LCC.  The Company’s total investment in LCC was $43.1 million and $43.0 million at March 31, 2017 and December 31, 2016, respectively.
Relationship with CVC Credit Partners. On April 17, 2012, Apidos Capital Management ("ACM"), a former subsidiary of Resource America, was sold to CVC Credit Partners, LLC ("CVC Credit Partners"), a joint venture entity in which Resource America owns a 24% interest. CVC Credit Partners manages internally and externally originated syndicated corporate loans on the Company’s behalf.  On February 24, 2011, one of the Company's subsidiaries purchased 100% of the ownership interests in Churchill Pacific Asset Management LLC ("CPAM") from Churchill Financial Holdings LLC for $22.5 million.  CPAM subsequently changed its name to Resource Capital Asset Management ("RCAM"). Through RCAM, the Company was entitled to collect senior, subordinated and incentive fees related to five CLOs holding approximately $1.9 billion in assets managed by RCAM.  RCAM is assisted by CVC Credit Partners in managing these CLOs.  CVC Credit Partners is entitled to 10% of all subordinated fees and 50% of the incentive fees received by RCAM.  For the three months ended March 31, 2017, CVC Credit Partners earned subordinated and incentive fees totaling $567,000. For the three months ended March 31, 2016, CVC Credit Partners earned subordinated and incentive fees totaling $109,000. In October 2012, the Company purchased 66.6% of the preferred equity in one of the RCAM-managed CLOs. In May 2013, the Company purchased additional equity in this CLO, increasing its ownership percentage to 68.3%. The CLOs were liquidated in February 2013, January 2016, September 2016 and February 2017, respectively. The unamortized balance of the intangible asset was $0 and $213,000 at March 31, 2017 and December 31, 2016, respectively. During the three months ended March 31, 2017 and 2016, the Company recorded impairment of $177,000 and $0 on the related intangible asset of these CLOs. At March 31, 2017, the Company had no remaining investment in RCAM.
Relationship with Long Term Care Conversion Funding. The Company also reimburses Resource America for additional costs incurred related to the Company's life care business, Long Term Care Conversion Funding, established for the purpose of investing in life settlement contracts. The initial agreement, authorized in December 2012, provided for an annual reimbursement of $550,000, with a two-year term. In March 2015, the agreement was amended to extend the term for an additional two years terminating in December 2016. The agreement was amended again in December 2016 to extend the term for one additional year through December 2017 for a reduced annual reimbursement of $250,000. This fee is paid quarterly.
Relationship with Resource Real Estate. Resource Real Estate, a subsidiary of Resource America, originates, finances and manages the Company’s CRE loan portfolio.  The Company reimburses Resource Real Estate for loan origination costs associated with all loans originated.  The Company also reimburses Resource Real Estate for expenses, including the expenses of employees of Resource America who perform legal, accounting, due diligence and other services that outside professionals or consultants would otherwise perform, and for the compensation and benefits of several Resource America personnel dedicated to the Company's operations. At March 31, 2017 and December 31, 2016, the Company was indebted to Resource Real Estate for $316,000 and $899,000 for expense reimbursements and Resource Real Estate was indebted to the Company for $54,000 and $50,000 for a loan deposit, respectively.
On December 1, 2009, the Company purchased a membership interest in RRE VIP Borrower, LLC (an unconsolidated VIE that held an interest in a real estate joint venture) from Resource America for $2.1 million, its book value.  Resource Real Estate Management, LLC was asset manager of the venture and received a monthly asset management fee equal to 1.0% of the combined investment calculated as of the last calendar day of the month. There were no fees incurred for the three months ended March 31, 2017 and 2016, as the last property associated with the joint venture was sold in July 2014. For the three months ended March 31, 2017 the Company recorded income of $0, which was recorded in equity in earnings of unconsolidated entities on the consolidated statements of operations. For the three months ended March 31, 2016, the Company recorded income of $25,000, which was recorded in equity in earnings of unconsolidated entities on the consolidated statements of operations. The income

(Back to Index)

(Back to Index)

RESOURCE CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
MARCH 31, 2017
(unaudited)

recorded in 2016 and 2015 was related to insurance premium refunds and the liquidation of bank accounts with respect to the underlying sold properties of the portfolio.
The Company has executed the following four real estate securitization transactions, which provide financing for CRE loans: (i) RCC CRE Notes 2013, a $307.8 million securitization that closed in December 2013; (ii) RCC 2014-CRE2, a $353.9 million securitization that closed in July 2014; (iii) RCC 2015-CRE3, a $346.2 million securitization that closed in February 2015; and (iv) RCC 2015-CRE4, a $312.9 million securitization that closed in August 2015. Resource Real Estate serves as special servicer for each securitization. With respect to each specialty service mortgage loan, Resource Real Estate receives an amount equal to the product of (a) the special servicing fee rate, 0.25% per annum multiplied by (b) the outstanding principal balance of such specialty service mortgage loan. The servicing fee is payable monthly, on an asset-by-asset basis. The Company utilizes the brokerage services of Resource Securities, Inc., ("Resource Securities"), a wholly-owned broker-dealer subsidiary of Resource America, on a limited basis to sell some of the securities of our securitizations. The Company paid Resource Securities placement agent fees in connection with each transaction as follows: $205,000, $175,000, $100,000, and $85,000, respectively. In December 2016, RCC CRE Notes 2013 was liquidated, and, as a result, the remaining assets were returned to us in exchange for the Company's preference shares and equity notes in the securitization.
In July 2014, the Company formed RCM Global Manager to invest in RCM Global, an entity formed to hold a portfolio of structured product securities. The Company contributed $15.0 million for a 63.8% membership interest in RCM Global. The portion of RCM Global that the Company does not own is presented as non-controlling interest at December 31, 2015 and for the years ended December 31, 2015 and 2014 in the Company's consolidated financial statements. All intercompany accounts and transactions have been eliminated in consolidation. In March and June 2015, the Company requested and received a proportional, in-kind distribution in certain securities held by RCM Global. The distribution of and subsequent sale of those securities by the Company through its subsidiary, RCC Residential, resulted in the realization of $5.0 million of net gain for the year ended December 31, 2015. During the three months ended March 31, 2017, RCC Residential did not receive any cash distributions. At March 31, 2017, the Company's ownership interest in RCM Global was 21.6% and the remainder was owned by subsidiaries of Resource America and certain of its employees and their spouses. On January 1, 2016, the Company adopted new consolidation guidance on variable interest entities and, as a result, the Company deconsolidated RCM Global and now accounts for this investment as an investment in unconsolidated entities on the consolidated balance sheet. For the three months ended March 31, 2017 and 2016, the Company recorded losses of $4,000 and earnings of $177,000 which was recorded in equity in earnings of unconsolidated subsidiaries on the consolidated statements of operations, respectively.
In September 2014, the Company contributed $17.5 million to Pelium Capital for an initial ownership interest of 80.4%. Pelium Capital is a specialized credit opportunity fund managed by Resource America. The Company funded its final commitment of $2.5 million as of February 2015. The Company will receive 10% of the carried interest in the partnership for the first five years and can increase its interest to 20% if the Company's capital contributions aggregate $40.0 million. Resource America contributed securities valued at $2.8 million to the formation of Pelium Capital. The portion of the fund that the Company does not own is presented as non-controlling interests as of the dates and for the periods presented in the Company's consolidated financial statements. Pelium Capital was determined not to be a VIE as there was sufficient equity at risk, the Company does not have disproportionate voting rights and Pelium Capital's partners have all of the following characteristics: (1) the power to direct the activities of Pelium; (2) the obligation to absorb losses; and (3) the right to receive residual returns. However, Pelium Capital was consolidated as a result of the Company's majority ownership and the Company's unilateral kick-out rights. The non-controlling interests in Pelium Capital are owned by Resource America and outside investors. All intercompany accounts and transactions were eliminated in consolidation at December 31, 2015. On January 1, 2016, the Company adopted new consolidation guidance on variable interest entities and, as a result, the Company deconsolidated Pelium Capital and now accounts for this investment as an investment in unconsolidated entities on the consolidated balance sheet. For the three months ended March 31, 2017 and 2016, the Company recorded losses of $158,000 and earnings $361,000 which was recorded in equity in earnings of unconsolidated entities on the consolidated statements of operations. During 2017, the Company received proceeds of $13.6 million related to the partial liquidation of its investment. The Company's investment balance in Pelium Capital was $12.2 million and $26.0 million at March 31, 2017 and December 31, 2016, respectively. The Company held an 80.2% interest in Pelium Capital at March 31, 2017.

On June 24, 2015, the Company committed to invest up to $50.0 million in Pearlmark Mezz, a Delaware limited partnership. The investment advisor of Perlmark Mezz is Pearlmark Real Estate LLC ("Pearlmark Manager"), which is 50% owned by Resource America. The Company pays Pearlmark Manager management fees of 1.0% on the unfunded committed capital and 1.5% on the invested capital. The Company was entitled to a management fee rebate of 25% for the first year of the fund, which ended on

(Back to Index)

(Back to Index)

RESOURCE CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
MARCH 31, 2017
(unaudited)

June 24, 2016. Resource America has agreed that it will credit any such fees paid by the Company to Pearlmark Manager against the base management fee that the Company pays to Resource America. At March 31, 2017, the Company has invested an aggregate of $17.8 million in capital in Pearlmark Mezz. For the three months ended March 31, 2017 and 2016, the Company recorded earnings of $358,000 and $248,000 which was recorded in equity in earnings of unconsolidated entities on the consolidated statements of operations. At March 31, 2017 and December 31, 2016, the Company had an investment balance of $16.9 million and $17.0 million, respectively. The Company held a 47.7% interest in Pearlmark Mezz at March 31, 2017.

NOTE 17 - DISTRIBUTIONS
For the quarter ended March 31, 2017, the Company declared and subsequently paid a dividend of $0.05 per common share.
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
The Company’s 2017 dividends are determined by the Company’s board of directors, which also consider the composition of any dividends declared, including the option of paying a portion in cash and the balance in additional common shares.
The following tables present dividends declared (on a per share basis) for the quarter ended March 31, 2017 and each of the quarters in 2016:

Common Stock
	Date Paid	Total Dividend Paid	Dividend Per Share
		(in thousands)
2017
March 31	April 27	$1,568	$0.05
2016
March 31	April 28	$13,073	$0.42
June 30	July 28	$13,051	$0.42
September 30	October 28	$13,012	$0.42
December 31	January 27, 2017	$1,550	$0.05

Preferred Stock
Series A				Series B			Series C
	Date Paid	Total Dividend Paid	Dividend Per Share	Date Paid	Total Dividend Paid	Dividend Per Share	Date Paid	Total Dividend Paid	Dividend Per Share
		(in thousands)			(in thousands)			(in thousands)
2017
March 31	May 1	$568	$0.531250	May 1	$2,859	$0.515625	May 1	$2,588	$0.539063
2016
March 31	May 2	$568	$0.531250	May 2	$2,859	$0.515625	May 2	$2,588	$0.539063
June 30	August 1	$568	$0.531250	August 1	$2,859	$0.515625	August 1	$2,588	$0.539063
September 30	October 31	$568	$0.531250	October 31	$2,859	$0.515625	October 31	$2,588	$0.539063
December 31	January 30, 2017	$568	$0.531250	January 30, 2017	$2,859	$0.515625	January 30, 2017	$2,588	$0.539063

(Back to Index)

(Back to Index)

RESOURCE CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
MARCH 31, 2017
(unaudited)

NOTE 18 - FAIR VALUE OF FINANCIAL INSTRUMENTS
The following table presents information about the Company’s assets and liabilities measured at fair value on a recurring basis and indicates the fair value hierarchy of the valuation techniques utilized by the Company to determine such fair value as follows (in thousands):

	Level 1	Level 2	Level 3	Total
At March 31, 2017:
Assets:
Investment securities, trading	$—	$—	$221	$221
Investment securities available-for-sale	—	—	118,531	118,531
Loans held for sale	—	1	1	2
Derivatives	—	136	—	136
Total assets at fair value	$—	$137	$118,753	$118,890

At December 31, 2016:
Assets:
Investment securities, trading	$—	$369	$4,123	$4,492
Investment securities available-for-sale	—	—	124,968	124,968
Loans held for sale	—	787	220	1,007
Derivatives	—	647	—	647
Total assets at fair value	$—	$1,803	$129,311	$131,114

Liabilities:
Derivatives	$—	$(97)	$—	$(97)
Total liabilities at fair value	$—	$(97)	$—	$(97)

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

The following table presents additional information about assets that are measured at fair value on a recurring basis for which the Company has utilized Level 3 inputs (in thousands):

	CMBS	ABS	Structured Finance Securities	Loans Held for Sale	RMBS	Total
Balance, January 1, 2017	$98,087	$25,280	$4,123	$220	$1,601	$129,311
Included in earnings	202	309	213	(21)	—	703
Purchases/Originations	—	—	—	—	—	—
Sales	—	—	—	—	—	—
Paydowns	(6,738)	(778)	(4,115)	(198)	(90)	(11,919)
Issuances	—	—	—	—	—	—
Settlements	—	—	—	—	—	—
Capitalized Interest	—	478	—	—	—	478
Included in OCI	39	156	—	—	(15)	180
Balance, March 31, 2017	$91,590	$25,445	$221	$1	$1,496	$118,753

(Back to Index)

(Back to Index)

RESOURCE CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
MARCH 31, 2017
(unaudited)

There were no financial assets or liabilities measured at fair value on a nonrecurring basis at March 31, 2017.
The Company is required to disclose the fair value of financial instruments for which it is practicable to estimate that value.  The fair values of the Company's short-term financial instruments such as cash and cash equivalents, restricted cash, principal paydown receivable, interest receivable, distribution payable, accrued interest expense, repurchase agreements and the secured revolving credit agreement approximate their carrying value on the consolidated balance sheets.  The fair values of the Company’s investment securities, trading are reported in Note 7.  The fair values of the Company’s investment securities available-for-sale are reported in Note 8.  The fair values of the Company’s derivative instruments are reported in Note 19.
The fair value of the Company’s Level 2 loans held for investment are primarily measured using a third-party pricing service.  The fair value of the Company’s Level 3 loans held for investment are measured by discounting the expected future cash flows using the current interest rates at which similar loans would be made to borrowers with similar credit ratings and for the same remaining maturities. Fair values of loans with variable interest rates are expected to approximate fair value.
CDO notes are valued using dealer quotes, typically the dealer who underwrote the CDO in which the notes are held.
Junior subordinated notes are estimated by discounted cash flows each with discount rates of 11.34% and 11.34% and used in the evaluation of RCT I and RCT II, respectively
The fair value of the convertible notes was determined using a discounted cash flow model that discounts the expected future cash flows using current interest rates on similar debts that do not have a conversion option. The 6.0% Convertible Senior Notes are discounted at a rate of 7.00%, and the 8.0% Convertible Senior Notes are discounted at a rate of 8.60%. The fair value of the CRE loan portfolio was determined using a discounted cash flow model that calculates the present value of expected future cash flows using available market rates for comparable loans as discount rates. Discount rates used range between 15%-25%.
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
The fair values of the Company’s remaining financial instruments that are not reported at fair value on the consolidated balance sheets are reported in the following table (in thousands):

		Fair Value Measurements
	Carrying Amount	Fair Value	Quoted Prices in Active Markets for Identical Assets of Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
At March 31, 2017:
Loans held for investment	$1,295,154	$1,301,076	$—	$—	$1,301,076
Senior notes in CRE securitization	$381,168	$381,445	$—	$—	$381,445
Junior subordinated notes	$51,548	$27,183	$—	$—	$27,183
Convertible notes	$208,999	$215,000	$—	$—	$215,000
Repurchase agreements	$535,480	$537,249	$—	$—	$537,249

At December 31, 2016:
Loans held for investment	$1,286,278	$1,292,099	$—	$—	$1,292,099
Senior notes in CRE securitization	$480,101	$486,524	$—	$—	$486,524
Junior subordinated notes	$51,548	$27,246	$—	$—	$27,246
Convertible notes	$208,297	$215,000	$—	$—	$215,000
Repurchase agreements	$451,510	$453,794	$—	$—	$453,794

(Back to Index)

(Back to Index)

RESOURCE CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
MARCH 31, 2017
(unaudited)

NOTE 19 - MARKET RISK AND DERIVATIVE INSTRUMENTS
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
At March 31, 2017 and December 31, 2016, the Company had no interest rate swap contracts outstanding.
 The Company had aggregate unrealized losses on an interest rate swap agreement that was canceled, at the Company's request in April 2016, of $0 and $18,000 at March 31, 2017 and December 31, 2016, respectively, which is recorded in accumulated other comprehensive income (loss).  The aggregate unrealized loss is amortized through earnings over the remaining life of the canceled agreement. The amortization is reflected in interest expense in the Company’s consolidated statements of operations. The Company recognized expense of $18,000 during the three months ended March 31, 2017 to fully amortize the remaining accumulated other comprehensive income (loss).
The Company had master netting agreements with Credit Suisse International and Wells Fargo at March 31, 2017. Regulations promulgated under the Dodd-Frank Act mandate that the Company clear certain new interest rate swap transactions through a central counterparty. Transactions that are centrally cleared result in the Company facing a clearing house, rather than a swap dealer, as counterparty.  Central clearing requires the Company to post collateral in the form of initial and variation margin to satisfy potential future obligations.  At March 31, 2017 and December 31, 2016, there were no centrally cleared interest rate swap contracts.
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
MARCH 31, 2017
(unaudited)

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
The following tables present the fair value of the Company’s derivative financial instruments as well as their classification on the Company's consolidated balance sheets and on the consolidated statements of operations for the periods presented:
Fair Value of Derivative Instruments at March 31, 2017 (in thousands)

	Asset Derivatives
	Notional Amount	Consolidated Balance Sheet Location	Fair Value
Forward contracts - foreign currency, hedging (1)(2)	$24,495	Derivatives, at fair value	$136

(1)	Foreign currency forward contracts are accounted for as fair value hedges.

(2)
Notional amount presented on currency converted basis. The base currency notional amount of the Company's foreign currency hedging forward contracts in an asset position was €23.0 million at March 31, 2017.

At March 31, 2017 the Company held no derivative instruments in a liability position.

Fair Value of Derivative Instruments at December 31, 2016 (in thousands)

	Asset Derivatives
	Notional Amount	Consolidated Balance Sheet Location	Fair Value
Forward contracts - foreign currency, hedging (1)(2)	$12,489	Derivatives, at fair value	$647
	Liability Derivatives
	Notional Amount	Consolidated Balance Sheet Location	Fair Value
Forward contracts - foreign currency, hedging (1)(3)	$11,700	Derivatives, at fair value	$97

Interest rate swap contracts, hedging	$—	Accumulated other comprehensive (income) loss	$(18)

(1)	Foreign currency forward contracts are accounted for as fair value hedges.

(2)
Notional amount presented on currency converted basis. The base currency notional amount of the Company's foreign currency hedging forward contracts in an asset position was €11.9 million at December 31, 2016.

(3)
Notional amount presented on currency converted basis. The base currency notional amount of the Company's foreign currency hedging forward contracts in a liability position was €11.1 million at December 31, 2016.

(Back to Index)

(Back to Index)

RESOURCE CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
MARCH 31, 2017
(unaudited)

The Effect of Derivative Instruments on the Consolidated Statements of Operations for the
Three Months Ended March 31, 2017 (in thousands)

	Derivatives
	Consolidated Statements of Operations Location	Realized and Unrealized Gain (Loss) (1)
Interest rate swap contracts, hedging	Interest expense	$(18)
Forward contracts - foreign currency, hedging	Net realized and unrealized gain (loss) on sales of investment securities available-for-sale and loans and derivatives	$(195)

(1)	Negative values indicate a decrease to the associated consolidated statements of operations line items.

The Effect of Derivative Instruments on the Consolidated Statements of Operations for the
Three Months Ended March 31, 2016 (in thousands)

	Derivatives
	Consolidated Statements of Operations Location	Realized and Unrealized Gain (Loss) (1)
Interest rate swap contracts, hedging	Interest expense	$95
Forward contracts - foreign currency, hedging	Net realized and unrealized gain (loss) on sales of investment securities available-for-sale and loans and derivatives	$(1,116)

(1)	Negative values indicate a decrease to the associated consolidated statements of operations line items.

(Back to Index)

(Back to Index)

RESOURCE CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
MARCH 31, 2017
(unaudited)

NOTE 20 - OFFSETTING OF FINANCIAL ASSETS AND LIABILITIES
The following table presents a summary of the Company's offsetting of derivative assets for the periods presented (in thousands):

				(iv) Gross Amounts Not Offset in the Consolidated Balance Sheets
	(i) Gross Amounts of Recognized Assets	(ii) Gross Amounts Offset in the Consolidated Balance Sheets	(iii) = (i) - (ii) Net Amounts of Assets Included in the Consolidated Balance Sheets	Financial Instruments	Cash Collateral Pledged	(v) = (iii) - (iv) Net Amount
At March 31, 2017:
Derivative hedging instruments, at fair value	$136	$—	$136	$—	$—	$136
Total	$136	$—	$136	$—	$—	$136

At December 31, 2016:
Derivative hedging instruments, at fair value	$647	$—	$647	$—	$—	$647
Total	$647	$—	$647	$—	$—	$647

The following table presents a summary of the Company's offsetting of financial liabilities and derivative liabilities for the periods presented as follows (in thousands):

				(iv) Gross Amounts Not Offset in the Consolidated Balance Sheets
	(i) Gross Amounts of Recognized Liabilities	(ii) Gross Amounts Offset in the Consolidated Balance Sheets	(iii) = (i) - (ii) Net Amounts of Liabilities Included in the Consolidated Balance Sheets	Financial Instruments (1)	Cash Collateral Pledged	(v) = (iii) - (iv) Net Amount
At March 31, 2017:
Repurchase agreements and term facilities (2)	$535,480	$—	$535,480	$535,480	$—	$—
Total	$535,480	$—	$535,480	$535,480	$—	$—

At December 31, 2016:
Derivative hedging instruments, at fair value	$97	$—	$97	$—	$—	$97
Repurchase agreements and term facilities (2)	451,510	—	451,510	451,510	—	—
Total	$451,607	$—	$451,607	$451,510	$—	$97

(1)	Amounts represent collateral pledged that is available to be offset against liability balances associated with term facilities, repurchase agreements and derivative transactions.

(2)
The combined fair value of securities and loans pledged against the Company's various term facilities and repurchase agreements was $841.2 million and $724.8 million at March 31, 2017 and December 31, 2016, respectively.

(Back to Index)

(Back to Index)

RESOURCE CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
MARCH 31, 2017
(unaudited)

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

NOTE 21 - COMMITMENTS AND CONTINGENCIES
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

                In January 2017, Joseph Greenberg filed a shareholder derivative suit in the United States District Court for the Southern District of New York against certain of the Company's current and former officers and directors, as well as Resource Capital Manager, Inc. and Resource America, Inc.  In addition to asserting breach of fiduciary duty and unjust enrichment claims against certain of the Company's current and former officers and directors that are substantially similarly to those at issue in the Reaves action, the Greenberg complaint asserts three new claims on its behalf: (i) a claim under Section 14(a) of the Securities Exchange Act, based on allegations that the defendants caused the Company to issue misleading proxy statements between 2014 and 2015, (ii) a claim against the individual defendants for waste of corporate assets, based on allegations that the defendants caused the Company to pay excessive fees to Resource Capital Manager, Inc., to expend resources in defending against the Levin Action, and to pay improper compensation and bonuses to certain officers and directors, and (iii) a claim against Resource America, Inc. and Resource Capital Manager, Inc. for unjust enrichment, based on allegations that these defendants were unjustly enriched through the payment of excessive management fees.  The Company believes that the plaintiff, who failed to make a pre-suit demand on the board of directors, lacks standing to assert claims derivatively on the Company's behalf.

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
MARCH 31, 2017
(unaudited)

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

In March 2017, Dave Sherek and Robert H. Spiegel filed a shareholder derivative suit in the United States District Court for the Southern District of New York against certain of the Company's current and former officers and directors alleging claims under Section 14(a) of the Securities Act and for breach of fiduciary duty and unjust enrichment that are substantially similar to claims asserted in the Reaves, Greenberg, Canoles, DeCaro, and Caito actions. Although Messrs. Sherek and Spiegel previously made a demand on the board of directors to investigate certain of these claims, they filed suit before receiving a final response to their demand from the board. The Company believes the Sherek/Speigel action was filed prematurely and that the suit is without merit.

In April 2017, Rick Sebenoler filed a shareholder derivative suit in the United States District Court for the Southern District of New York against certain of the Company's current and former officers and directors, as well as the Company's Manager and Resource America.  The complaint asserts breach of fiduciary duty and unjust enrichment claims that are substantially similar to those at issue in the Reaves, Greenberg, DeCaro and Caito actions.  Although the plaintiff previously made a demand on the board of directors to investigate certain of these claims, he filed suit before receiving a final response to their demand from the board. The Company believes the Sebenoler action was filed prematurely and that the suit is without merit.

In April 2017, Abigail Gehan and Zachary Gehan filed a shareholder derivative suit in the United States District Court for the Southern District of New York against certain of the Company's current and former officers and directors alleging claims under Section 14(a) of the Securities Act and for breach of fiduciary duty and unjust enrichment that are substantially similar to claims asserted in the Reaves, Greenberg, Canoles, DeCaro, and Caito actions. The Company believes that the plaintiff, who failed to make a pre-suit demand on the board of directors, lacks standing to assert claims derivatively on its behalf.

(Back to Index)

(Back to Index)

RESOURCE CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
MARCH 31, 2017
(unaudited)

              A subsidiary of the Company is the subject of a lawsuit brought in 2014 by the purchaser of a hotel from such subsidiary. The complaint asserts breach of contract claims for non-payment of certain fees and expenses.  The Company believes the complaint is without merit and intends to defend itself vigorously.

The Company believes that the derivative suits pending in federal court will be consolidated into two actions distinguished by whether the plaintiff filed a pre-suit demand or not.  The plaintiffs in the derivative suits pending in state court have filed motions to consolidate those matters and appoint a lead counsel and the defendants have filed motions to stay those state court actions in favor of the federal court actions.

PCM is a party to various claims and legal proceedings at various times. If PCM believes that a loss arising from any of these matters is probable and can be reasonably estimated, the loss is recorded. Currently, the only litigation involving PCM is related to claims for repurchases or indemnifications on loans that PCM has sold to investors.  Such claims are included in the reserve for mortgage repurchases and indemnifications. The reserve for mortgage repurchases and indemnifications was $4.6 million and $4.8 million as of March 31, 2017 and December 31, 2016, respectively.
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
At March 31, 2017, outstanding demands for indemnification, repurchase or make whole payments totaled approximately $11.0 million.
The most significant remaining demands against PCM are from Lehman Brothers Holding, Inc. ("LBHI"), which filed suit against PCM and approximately 150 sellers on February 3, 2016 alleging breaches of representations and warranties made on loans sold to LBHI. The repurchase claims asserted by LBHI relate to loans sold to LBHI that were subsequently sold by LBHI to either FNMA or FHLMC.  PCM has established a reserve for these asserted claims at March 31, 2017.  PCM sold additional loans to LBHI that were subsequently securitized and sold as residential MBS (RMBS) by LBHI.  Claims have been asserted by the RMBS investors against LBHI, but no amounts have been paid by LBHI, and no claims have been asserted by LBHI against PCM.  No reserve has been established by PCM at March 31, 2017 for potential future claims related to loans sold to and securitized by LBHI.  PCM intends to defend the actions vigorously.
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
Except as previously discussed, the Company is unaware of any contingencies arising from such routine litigation that would require accrual or disclosure in the consolidated financial statements at March 31, 2017.

NOTE 22 - DISCONTINUED OPERATIONS AND ASSETS AND LIABILITIES HELD FOR SALE
In November 2016 the Company received approval from its board of directors to execute a strategic Plan to focus its strategy on CRE debt investments. The plan contemplates disposing of certain legacy CRE loans and exiting underperforming non-core asset classes. Non-real estate businesses identified for sale were the residential mortgage and middle market lending segments as well as the Company's life settlement policy portfolio, or LCF. The Company reclassified the operating results of the residential mortgage and middle market lending segments as discontinued operations and exclude from continuing operations for all periods presented. In addition, the Company transferred the assets and liabilities of LCF and non-performing legacy CRE loans to held for sale in the fourth quarter of 2016.

(Back to Index)

(Back to Index)

RESOURCE CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
MARCH 31, 2017
(unaudited)

The following table summarizes the operating results of the residential mortgage and middle market lending segments discontinued operations as reported separately as income (loss) from discontinued operations, net of tax for the three months ended March 31, 2017 and 2016 (in thousands):

	For the Three Months Ended
	March 31,
	2017	2016
REVENUES
Interest income:
Loans	$897	$12,272
Interest income - Other	13	5
Total interest income	910	12,277
Interest expense	—	1,697
Net interest income	910	10,580
Gain (loss) on sale of residential mortgage loans	3,825	3,996
Fee income	2,180	(1,273)
Total revenues	6,915	13,303
OPERATING EXPENSES
Equity compensation expense - related party	59	774
General and administrative	7,473	6,363
Depreciation and amortization	—	132
Provision for loan and lease losses	—	107
Total operating expenses	7,532	7,376

	(617)	5,927
OTHER INCOME (EXPENSE)
Net realized gain (loss) on investment securities available-for-sale and loans	(2)	—
Fair value adjustments on financial assets held for sale	58	—
Total other income (expense)	56	—

INCOME (LOSS) FROM DISCONTINUED OPERATIONS BEFORE TAXES	(561)	5,927
Income tax (expense) benefit	—	(759)
TOTAL INCOME (LOSS) FROM DISCONTINUED OPERATIONS	$(561)	$5,168

(Back to Index)

(Back to Index)

RESOURCE CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
MARCH 31, 2017
(unaudited)

The assets and liabilities of business segments classified as discontinued operations and other assets and liabilities classified as held for sale are reported separately in the accompanying consolidated financial statements and are summarized as follows at March 31, 2017 and December 31, 2016 (in thousands):

	March 31, 2017	December 31, 2016
ASSETS
Restricted cash	$143	$145
Interest receivable	224	305
Loans held for sale, at fair value	283,823	346,761
Property available for sale	235	125
Derivatives, at fair value	2,613	3,773
Intangible assets(1)	17,511	14,466
Other assets(2)	12,569	17,880
Total assets held for sale	$317,118	$383,455

LIABILITIES
Accounts payable and other liabilities	$9,129	$8,404
Management fee payable - related party	54	132
Accrued interest expense	116	203
Borrowings(3)	88,906	133,139
Derivatives, at fair value	1,334	685
Total liabilities held for sale	$99,539	$142,563

(1)
Includes mortgage services rights ("MSRs") with a fair value of $17.4 million and $14.4 million at March 31, 2017 and December 31, 2016, respectively. MSRs are recorded at fair value using a discounted cash flow approach to estimate the fair value utilizing the valuation services of an independent third party. The key assumptions used in the estimation of fair value include prepayment speeds, discount rates, default rates, cost to service, contractual servicing fees and escrow earnings.

(2)
Includes the Company's investment in life settlement contracts of $6.4 million and $5.8 million at March 31, 2017 and December 31, 2016, respectively, which were transferred to held for sale in the fourth quarter of 2016.

(3)	Borrowings at March 31, 2017 and December 31, 2016 are entirely related to PCM.

(Back to Index)

(Back to Index)

RESOURCE CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
MARCH 31, 2017
(unaudited)

The following table summarizes the loans held for sale in the residential mortgage and middle market lending segments as well as the non-performing legacy CRE loans transferred to held for sale in the fourth quarter of 2016. The loans held for sale are carried at the lower of cost or market ("LCOM") (in thousands, except quantities):

Loan Description	Quantity	Amortized Cost	Fair Value
At March 31, 2017:
Legacy CRE whole loans(1)	7	$143,922	$143,907
Mezzanine loans(2)	1	—	—
Middle market loans(3)(4)	7	52,382	40,441
Residential mortgage loans(5)(6)(7)	417	99,475	99,475
Total loans	432	$295,779	$283,823

At December 31, 2016:
Legacy CRE whole loans(1)	8	$158,192	$158,178
Mezzanine loans(2)	1	—	—
Middle market loans(3)(4)	7	52,382	40,443
Residential mortgage loans(5)(6)(7)	529	148,140	148,140
Total loans	545	$358,714	$346,761

(1)
Third party appraisals were obtained on six of the legacy CRE whole loans and, as a result, specific provisions of $8.1 million were recorded prior to the loans being reclassified to held for sale status. Additional provisions in the amount of $7.7 million were recognized after the transfer of loans to held for sale to write down the loans to LCOM.

(2)
Includes a mezzanine loan with a par value of $38.1 million that was acquired at a fair value of zero as a result of the liquidation of RREF CDO 2006-1 in April 2016 and RREF 2007-1 in November 2016. The mezzanine loan is comprised of two tranches, with maturity dates of November 2018 and September 2021.

(3)
Includes a directly originated middle market loan with a LCOM value of $1.9 million and $1.9 million at March 31, 2017 and December 31, 2016, respectively. In May 2017 the loan experienced payment default. The loan's fair market value was supported by a third party valuation mark calculated during the fourth quarter of 2016.

(4)
At March 31, 2017 and December 31, 2016, the Company's middle market loans are in several industry categories including: healthcare, education and childcare - 24.4%, diversified/conglomerate service - 17.2%, insurance - 17.1%, cargo transport - 14.2%, beverage, food and tobacco - 12.5%, buildings and real estate - 9.8% and hotels, motels, Inns and gaming - 4.8%.

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

(7)
At March 31, 2017, approximately 45.5% of the Company's residential mortgage loans were originated in Georgia, 13.3% in Utah, 9.9% in California, 7.6% in Florida and 5.5% in Virginia. At December 31, 2016, approximately 39.2% of the Company's residential mortgage loans were originated in Georgia, 16.2% in California, 14.6% in Utah, 5.9% in Virginia and 5.9% in Florida.

(Back to Index)

(Back to Index)

RESOURCE CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
MARCH 31, 2017
(unaudited)

Debt Facilities Associated with Discontinued Operations
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
In July 2014, PCM entered into a master repurchase agreement (the "Wells Fargo Facility") with Wells Fargo to finance the acquisition of residential mortgage loans. The Wells Fargo Facility was executed with an original maximum amount of $100.0 million, an interest rate of one-month LIBOR plus applicable margins of 3.00% for jumbo loans outstanding over 90 days, 2.50% for other jumbo loans and 2.38% for agency loans and a maturity date in July 2015. Over the course of nine amendments, the most recent of which was executed in October 2016, the maximum amount was modified to $150.0 million and the maturity date was modified to November 2017. The Wells Fargo Facility contains certain financial covenants and certain customary events of default and remedies for default.
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
PCM was in compliance with all financial covenants under the agreements at March 31, 2017.

NOTE 23 - SEGMENT REPORTING

The Company has four reportable operating segments: Commercial Real Estate Debt Investments, Commercial Finance, Residential Mortgage Lending and Corporate & Other. The reportable operating segments are business units that offer different products and services. The Commercial Real Estate Debt Investments operating segment includes the Company’s activities and operations related to CRE loans and CRE related securities. The Commercial Finance operating segment includes the Company’s activities and operations related to syndicated corporate loans, syndicated corporate loan-related securities and direct financing leases. The Residential Mortgage Lending operating segment includes the Company’s activities and operations related to the investment in RMBS, only the continuing operations of this segment are presented here. The Corporate & Other segment includes corporate level interest income, interest expense, inter-segment eliminations not allocable to any particular operating segment, and general and administrative expense.

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

No single customer represents 10% or more of the consolidated revenues. Consequently, management believes that the Company's revenues are appropriately diversified.

(Back to Index)

(Back to Index)

RESOURCE CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
MARCH 31, 2017
(unaudited)

	Commercial Real Estate Debt Investments	Commercial Finance	Residential Mortgage Lending	Corporate & Other (1)(2)(3)	Total
For the Three Months Ended March 31, 2017:
Interest income:
External customers	$23,563	$159	$119	$—	$23,841
Other	21	1,605	—	4	1,630
Total interest income	23,584	1,764	119	4	25,471
Interest expense	9,187	—	—	5,067	14,254
Net interest income	14,397	1,764	119	(5,063)	11,217
Other income from external customers	—	909	—	19	928
Total revenues	14,397	2,673	119	(5,044)	12,145
Less:
Segment operating expenses	108	218	123	3,019	3,468
General and administrative	774	345	137	2,607	3,863
Depreciation and amortization	—	36	—	32	68
Impairment losses (4)	—	177	—	—	177
Provision (recovery) for loan and lease losses	860	139	—	—	999
Equity in earnings of unconsolidated entities	(358)	(3)	—	—	(361)
Other (income) expense	(6,954)	724	(19)	(493)	(6,742)
Income (loss) from continuing operations before taxes	19,967	1,037	(122)	(10,209)	10,673
Income tax (expense) benefit	—	(1,499)	—	—	(1,499)
Net income (loss) from continuing operations	$19,967	$(462)	$(122)	$(10,209)	$9,174

	Commercial Real Estate Debt Investments	Commercial Finance	Residential Mortgage Lending	Corporate & Other (1)(2)(3)	Total
For the Three Months Ended March 31, 2016:
Interest income:
External customers	$25,039	$642	$98	$—	$25,779
Other	19	1,210	—	8	1,237
Total interest income	25,058	1,852	98	8	27,016
Interest expense	8,224	—	—	5,078	13,302
Net interest income	16,834	1,852	98	(5,070)	13,714
Other income from external customers	—	571	—	18	589
Total revenues	16,834	2,423	98	(5,052)	14,303
Less:
Segment operating expenses	66	266	33	4,161	4,526
General and administrative	392	349	60	2,841	3,642
Depreciation and amortization	—	474	—	35	509
Provision (recovery) for loan and lease losses	68	(138)	—	—	(70)
Equity in earnings of unconsolidated entities	(273)	(1,949)	—	—	(2,222)
Other (income) expense	3	(1,383)	(81)	523	(938)
Income (loss) from continuing operations before taxes	16,578	4,804	86	(12,612)	8,856
Income tax (expense) benefit	—	89	(116)	23	(4)
Net income (loss) from continuing operations	$16,578	$4,893	$(30)	$(12,589)	$8,852

(1)	Includes interest expense for the Convertible Senior Notes of $4.4 million for the three months ended March 31, 2017 and $4.4 million for the three months ended March 31, 2016.

(2)	Includes interest expense for the Unsecured Junior Subordinated Debentures of $637,000 for the three months ended March 31, 2017 and $641,000 for the three months ended March 31, 2016.

(3)	Includes general corporate expenses and inter-segment eliminations not allocable to any particular operating segment.

(4)	Includes impairment on intangible assets in the Commercial Finance segment of $177,000 for the three months ended March 31, 2017.

(Back to Index)

(Back to Index)

RESOURCE CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
MARCH 31, 2017
(unaudited)

The following table presents total assets by segment (in thousands):

Total Assets (2)	Commercial Real Estate Debt Investments	Commercial Finance	Residential Mortgage Lending	Corporate & Other (1)	Total
March 31, 2017	$1,634,571	$142,508	$10,587	$14,572	$1,802,238
December 31, 2016	$1,624,779	$160,414	$12,460	$15,020	$1,812,673

(1)	Includes assets not allocable to any particular operating segment.

(2)
Total assets does not include $193.6 million and $240.9 million of assets attributable to discontinued operations, of which, $33.5 million and $22.9 million of cash from continuing operations is included at March 31, 2017 and December 31, 2016, respectively.

NOTE 24 - SUBSEQUENT EVENTS
The Company has evaluated subsequent events through the filing of this report and determined that there have not been any events that have occurred that would require adjustments to or disclosures in the consolidated financial statements.

ITEM 2 .	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Overview
The following discussion provides information to assist you in understanding our financial condition and results of operations.  This discussion should be read in conjunction with our consolidated financial statements and related notes appearing elsewhere in this report.  This discussion contains forward-looking statements.  Actual results could differ materially from those expressed in or implied by those forward-looking statements.  Additionally, please see the sections "Forward-Looking Statements" and "Risk Factors" for a discussion of risks, uncertainties and assumptions associated with those statements included in our Annual Report on Form 10-K for the year ended December 31, 2016.
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
We are externally managed by Resource Capital Manager, Inc., or our Manager, an indirect wholly-owned subsidiary of Resource America, Inc. (formerly traded on NASDAQ: REXI), ("Resource America"). On September 8, 2016, Resource America was acquired by C-III Capital Partners LLC ("C-III"), a leading CRE investment management and services company engaged in a broad range of activities, including primary and special loan servicing, loan origination, fund management, CDO management, principal investment, investment sales and multifamily property management. As a result of the transaction, C-III controls our Manager and is the beneficial owner of 715,396 shares of our common stock (2.3% of our outstanding shares) held by Resource America. In connection with C-III's acquisition of Resource America, we were paid a $1.5 million consent fee by Resource America for waiving our right to terminate the Management Agreement as a result of the change of control of our Manager. Our Manager now draws upon C-III's and Resource America’s management teams and their collective investment experience to provide its services.
In November 2016, we received approval from our board of directors to execute a strategic plan, or (the "Plan"), to focus our strategy on CRE debt investments.  The Plan contemplates disposing of certain legacy CRE debt investments, exiting non-core businesses and investments and establishing a dividend policy based on sustainable earnings.  Legacy CRE loans are loans originated prior to 2010. The non-core businesses and investments, which we have historically invested in, are expected to be substantially disposed of over the next 12 to 24 months.

(Back to Index)

(Back to Index)

We began the process of disposing of several ancillary businesses and investments as part of the Plan during the fourth quarter of 2016. The anticipated dispositions include our residential mortgage origination operations and our middle market lending segment, which currently holds syndicated corporate loans and an impaired middle market direct origination loan. We moved these segments to discontinued operations and also moved our life settlement contract investment as well as several legacy CRE loans to held for sale classification in the fourth quarter of 2016 and recognized impairments to adjust the carrying value of these businesses and investments to their estimated fair market value.
From September 30, 2016 through March 31, 2017, we have monetized $100.3 million of the investments that were included in the Plan, which includes $55.6 million during the three months ended March 31, 2017. Proceeds from disposed assets during the three months ended March 31, 2017 includes $29.4 million from our commercial finance segment, $21.3 million from our legacy CRE loan portfolio and $4.9 million from our middle market lending segment. We expect to continue this disposition process during the remainder of 2017 and reinvest the proceeds into our CRE debt investment platform. While we believe we have appropriately valued the assets in our investment portfolio, including those held for sale at March 31, 2017, we cannot assure you that further impairments will not occur or that our assets will otherwise not be adversely affected by market conditions.
We generate our income primarily from the spread between the revenues we receive from our assets and the cost to finance our ownership of those assets, from management of assets and from hedging interest rate risks.  Historically, we have generated revenues from the interest and fees we've earned on our whole loans, commercial mortgage-backed securities ("CMBS"), middle market loans, other asset-backed securities ("ABS"), and structured note investments.  We also generated revenues from fees we've received for the management of externally originated syndicated corporate loans, from our residential mortgage origination business and from our investment in an equipment leasing business. Because the Plan focuses our investment strategy on CRE activities, we expect to shift away from these ancillary businesses, which will reduce and ultimately terminate the fee income we receive from them as we dispose of those investments, and re-deploy the proceeds into CRE debt investments.
Historically, we have used a substantial amount of leverage to enhance our returns, and we have financed each of our different asset classes with different degrees of leverage.  The cost of borrowings to finance our investments is a significant part of our expenses.  Our net income depends on our ability to control these expenses relative to our revenue. As it relates to our CRE loan portfolio, we historically have used repurchase agreements as a short-term financing source, and securitizations and, to a lesser extent, other term financing as long-term financing sources, and we expect to continue to use these financing sources into the near term future.
The current state of moderate growth in the United States economy has allowed us to make new investments, particularly in our primary business of CRE lending. During the three months ended March 31, 2017, we originated six loans with a total commitment of $128.9 million, of which $114.0 was funded during the period. These loans were initially financed in part through our CRE term facilities and we expect to finance them longer-term through CRE securitizations if market conditions persist.  As a result of the dispositions contemplated by the Plan and the liquidity provided to date, coupled with available debt financing under our existing facilities of over $213.2 million at March 31, 2017, we intend to grow our CRE lending program, which will allow us to maintain a market presence and working relationships with our CRE borrowers.
At March 31, 2017, and as we move to a CRE debt focused investment strategy, our invested equity capital was allocated as follows: 74% in CRE assets; 13% in commercial finance assets; 6% in the residential mortgage lending business; and 7% in other investments. At December 31, 2016, our invested capital was allocated as follows: 74% in CRE assets; 14% in commercial finance assets; 6% in the residential mortgage lending business; and 6% in other investments.
Results of Operations
Our net income allocable to common shares for the three months ended March 31, 2017 was $2.7 million, or $0.09 per share-basic ($0.09 per share-diluted), as compared to net income allocable to common shares of $9.7 million, or $0.32 per share-basic ($0.31 per share-diluted), for the three months ended March 31, 2016.

(Back to Index)

(Back to Index)

Interest Income
Three Months Ended March 31, 2017 as compared to Three Months Ended March 31, 2016
The following tables set forth information relating to our interest income recognized for the periods presented (in thousands, except percentages):

	For the Three Months Ended		For the Three Months Ended
	March 31, 2017		March 31, 2016
	Weighted Average		Weighted Average
	Yield	Balance	Yield	Balance
Interest income from loans:
CRE loans	6.37%	$1,282,763	5.79%	$1,434,098
Legacy CRE loans held for sale	2.93%	$183,496	—	$—

Interest income from securities:
ABS	16.95%	$4,492	8.41%	$172,257
CMBS	6.77%	$96,118	5.55%	$95,943
RMBS	5.44%	$1,455	5.27%	$2,082

Preference payments on structured notes	29.81%	$21,827	16.70%	$29,363

(Back to Index)

(Back to Index)

The following tables summarize interest income for the periods indicated (in thousands, except percentages):

Type of Investment	Weighted Average Coupon Interest	Unamortized (Discount) Premium	Net Amortization/ Accretion	Interest Income	Fee Income	Total
For the Three Months Ended March 31, 2017:
CRE loans	5.76%	$(5,921)	$(2)	$18,283	$1,883	$20,164
Legacy CRE loans held for sale	2.58%	$—	—	1,323	—	1,323
Syndicated corporate loans	—%	$—	—	46	—	46
Total interest income from loans			(2)	19,652	1,883	21,533
CMBS	5.30%	$(1,064)	202	1,875	—	2,077
ABS	10.10%	$—	—	212	—	212
RMBS	3.58%	$35	—	19	—	19
Total interest income from securities			202	2,106	—	2,308
Preference payments on structured notes	—%	$—	—	1,604	—	1,604
Other	—%	$—	—	26	—	26
Total interest income - other			—	1,630	—	1,630
Total interest income			$200	$23,388	$1,883	$25,471

For the Three Months Ended March 31, 2016:
CRE loans	5.35%	$(8,831)	$—	$19,220	$1,755	$20,975
Syndicated corporate loans	—%	$—	—	—	6	6
Total interest income from loans			—	19,220	1,761	20,981
CMBS	5.18%	$494	(88)	1,250	—	1,162
ABS	8.39%	$—	9	3,619	—	3,628
RMBS	4.88%	$34	(1)	9	—	8
Total interest income from securities			(80)	4,878	—	4,798
Preference payments on structured notes	—%	$—	—	1,209	—	1,209
Other	—%	$—	—	28	—	28
Total interest income - other			—	1,237	—	1,237
Total interest income			$(80)	$25,335	$1,761	$27,016

(Back to Index)

(Back to Index)

	For the Three Months Ended
	March 31,
	2017	2016	Dollar Change	Percent Change
Interest income from loans:
CRE loans	$20,164	$20,975	$(811)	(4)%
Legacy CRE loans held for sale	1,323	—	1,323	100%
Syndicated corporate loans	46	6	40	667%
Total interest income from loans	21,533	20,981	552	3%

Interest income from securities:
CMBS	2,077	1,162	915	79%
ABS	212	3,628	(3,416)	(94)%
RMBS	19	8	11	138%
Total interest income from securities	2,308	4,798	(2,490)	(52)%

Interest income - other:
Preference payments on structured notes	1,604	1,209	395	33%
Temporary investment in over-night repurchase agreements	26	28	(2)	(7)%
Total interest income - other	1,630	1,237	393	32%
Total interest income	$25,471	$27,016	$(1,545)	(6)%

Aggregate interest income decreased by $1.5 million to $25.5 million for the three months ended March 31, 2017 as compared to $27.0 million for the three months ended March 31, 2016. We attribute these changes to the following:
Interest Income from Loans
CRE loans. The decrease of $811,000 for the three months ended March 31, 2017 is primarily the result of a decrease in the weighted average loan balance from portfolio run-off of $151.3 million, offset by an increase in the weighted average yield from 5.79% to 6.37%.
Legacy CRE loans held for sale. The increase in interest income on legacy CRE loans held for sale is related to the Plan to classify certain assets as assets held for sale executed in November 2016.
Interest Income from Securities
CMBS. The increase of $915,000 for the three months ended March 31, 2017 is primarily due to the acquisition of CMBS investments as a result of the liquidations of RREF CDO 2006-1 and RREF CDO 2007-1 after March 31, 2016. We obtained these bonds at a discount that is being accreted over the expected life of the investments. These bonds, on average, pay higher coupons than the average of our portfolio. Additionally, we received $601,000 of interest income on a previously impaired security.
ABS. The decrease of $3.4 million for the three months ended March 31, 2017 is primarily attributable to the liquidations of RREF CDO 2006-1, RREF CDO 2007-1 and Apidos Cinco CDO, each of which occurred after March 31, 2016. Interest income previously reported in interest income ABS is now reported in interest income for legacy CRE loans held for sale for CRE loans that were previously deconsolidated.
Interest income - Other
Preference payments on structured notes. The increase of $395,000 for the three months ended March 31, 2017 resulted from the receipt of $1.1 million of interest income in excess of our cost basis on a structured note classified as a trading security, offset by a reduction in interest income of $320,000 and $299,000 due to the sale of our investment in ZAIS in the fourth quarter of 2016 and a reduction in our yield on our investment in Harvest XV, respectively.

(Back to Index)

(Back to Index)

Interest Expense
Three Months Ended March 31, 2017 as compared to the Three Months Ended March 31, 2016
The following tables set forth information relating to our interest expense incurred for the periods presented by asset class (in thousands, except percentages):

	For the Three Months Ended		For the Three Months Ended
	March 31, 2017		March 31, 2016
	Weighted Average		Weighted Average
	Cost of Funds	Balance	Cost of Funds	Balance
Interest expense:
CRE loans	4.09%	$856,687	3.04%	$1,025,819
Convertible senior notes	8.24%	$215,000	8.25%	$215,000
CMBS	2.85%	$77,296	1.95%	$66,203
General	4.94%	$51,548	4.95%	$51,548
Hedging	—%	$—	20.33%	$1,880

Type of Security	Coupon Interest	Unamortized Deferred Debt Expense	Net Amortization	Interest Expense	Total
For the Three Months Ended March 31, 2017:
CRE loans	3.00%	$1,532	$2,056	$6,571	$8,627
Convertible senior notes	6.93%	$2,439	702	3,725	4,427
General	4.97%	$—	—	640	640
CMBS	2.74%	$7	10	533	543
Hedging	—%	$—	—	17	17
Total interest expense			$2,768	$11,486	$14,254

For the Three Months Ended March 31, 2016:
CRE loans	2.41%	$3,057	$1,239	$6,569	7,808
Convertible senior notes	6.86%	$3,608	709	3,725	4,434
General	4.51%	$81	53	591	644
CMBS	1.94%	$1	—	321	321
Hedging	5.68%	$—	—	95	95
Total interest expense			$2,001	$11,301	$13,302

	For the Three Months Ended
	March 31,
	2017	2016	Dollar Change	Percent Change
Interest expense:
CRE loans	$8,627	$7,808	$819	10%
Convertible senior notes	4,427	4,434	(7)	—%
General	640	644	(4)	(1)%
CMBS	543	321	222	69%
Hedging	17	95	(78)	(82)%
Total interest expense	$14,254	$13,302	$952	7%

(Back to Index)

(Back to Index)

Aggregate interest expense increased by $952,000 to $14.3 million for the three months ended March 31, 2017 as compared to $13.3 million for the three months ended March 31, 2016. We attribute the change to the following:
CRE loans. The increase of $819,000 was related to an increase in borrowings related to originations financed by Morgan Stanley and Wells Fargo facilities and partially offset by reduced expenses in our securitizations as senior notes pay down.
CMBS. Interest expense on commercial mortgage-backed securities increased by $222,000 due to borrowings related to the acquisition of additional securities as a result of the liquidations of RREF CDO 2006-1 and RREF CDO 2007-1 in 2016, which were used as collateral under our CMBS borrowing facilities. Additionally the cost of funds is higher due to the modifications to the Deutsche Bank CMBS lending facility in May 2016, which charges three-month LIBOR. The facility previously charged one-month LIBOR.
Revenue
Three Months Ended March 31, 2017 as compared to Three Months Ended March 31, 2016
The following table sets forth information relating to our non-interest revenue for the periods presented (in thousands, except percentages):

	For the Three Months Ended
	March 31,
	2017	2016	Dollar Change	Percent Change
Revenue:
Dividend income	$19	$17	$2	12%
Fee income	909	572	337	59%
Total revenue	$928	$589	$339	58%

Fee income. Fee income increased by $337,000 to $909,000 for the three months ended March 31, 2017 as compared to the three months ended March 31, 2016. This change relates to an incentive fee earned on the final distribution from the remaining CLO management contract held in our investment in Resource Capital Asset Management ("RCAM") that entitled us to collect senior, subordinated and incentive fees.
Operating Expenses
Three Months Ended March 31, 2017 as compared to Three Months Ended March 31, 2016
The following table sets forth information relating to our operating expenses for the periods presented (in thousands, except percentages):

	For the Three Months Ended
	March 31,
	2017	2016	Dollar Change	Percent Change
Operating expenses:
Management fees - related party	$2,680	$4,037	$(1,357)	(34)%
Equity compensation - related party	788	489	299	61%
General and administrative	3,863	3,642	221	6%
Depreciation and amortization	68	509	(441)	(87)%
Impairment losses	177	—	177	100%
Provision (recovery) for loan and lease losses	999	(70)	1,069	(1,527)%
Total operating expenses	$8,575	$8,607	$(32)	—%

Management fees − related party. Management fees-related party decreased by approximately $1.4 million to $2.7 million for the three months ended March 31, 2017. This expense represents compensation in the form of base management fees pursuant to our management agreement with our Manager. The changes are described below:

•	Base management fee is a monthly fee equal to 1/12th of the amount of our equity multiplied by 1.50%. Under the

(Back to Index)

(Back to Index)

management agreement, "equity" is equal to the net proceeds from any issuances of shares of capital stock less offering-related costs, plus or minus our retained earnings (excluding non-cash equity compensation incurred in current or prior periods) less any amounts we have paid for common stock and preferred stock repurchases. The calculation is adjusted for one-time events due to changes in accounting principles generally accepted in the United States, which we refer to as GAAP, as well as other non-cash charges, upon approval of our independent directors.

•
The base management fee decreased by $1.3 million for the three months ended March 31, 2017 as compared to the three and months ended March 31, 2016, as a result of a cumulative adjustment to correct the treatment of preferred dividends being included in the prior period's base management fee expense that had the effect of increasing the expense. Additionally, base management fee expense has decreased due to decreased stockholders' equity, a component in the formula by which base management fees are calculated, primarily as a result of our quarterly dividend distributions in excess of earnings and repurchases of outstanding common shares as part of our board authorized $50.0 million repurchase plan.

•
The oversight management fee is a quarterly fee paid to reimburse Resource America for additional costs incurred related to our life care business Long Term Care Conversion Funding. The initial agreement, authorized in December 2012, provided for an annual fee of $550,000, with a two-year term. In March 2015, the agreement was amended to extend the term for an additional two years which terminated in December 2016. In December 2016, the agreement was amended to extend the term for one additional year through December 2017 but at a reduced annual reimbursement of $250,000. The oversight management fee was approximately $62,000 and $137,000 for the three months ended March 31, 2017 and March 31, 2016, respectively.

Equity compensation - related party. Equity compensation - related party increased by $299,000 to $788,000 for the three months ended March 31, 2017 as compared to the three months ended March 31, 2016. These expenses relate to the amortization of annual grants of restricted common stock to our non-employee independent directors, and annual and discretionary grants of restricted stock to employees of Resource America and C-III who provide investment management services to us through our Manager. The increase in equity compensation expense was primarily attributable to additional amortization of equity compensation related to the issuance of new restricted stock grants during the three months ended March 31, 2017.
General and administrative. General and administrative expenses increased by $221,000 to $3.9 million for the three months ended March 31, 2017 as compared to the three months ended March 31, 2016. Certain general and administrative expenses incurred during the three months ended March 31, 2017 and March 31, 2016 relate to assets that are deemed to be non-core under the Plan. We anticipate incurring additional general and administrative expense associated with executing the Plan. The following table summarizes the information relating to our general and administrative expenses for the periods presented (in thousands, except percentages:

	For the Three Months Ended
	March 31,
	2017	2016	Dollar Change	Percent Change
Professional services	$1,628	$1,207	$421	35%
Wages and benefits	788	1,122	(334)	(30)%
Operating expenses	410	367	43	12%
Dues and subscriptions	288	293	(5)	(2)%
Director fees	249	203	46	23%
D&O insurance	196	212	(16)	(8)%
Rent and utilities	156	128	28	22%
Travel	103	107	(4)	(4)%
Tax penalties, interest and franchise tax	45	3	42	1,400%
Total general and administrative expenses	$3,863	$3,642	$221	6%
The increase in general and administrative expenses year over year is primarily attributable to an increase in professional services which includes $517,000 of legal expenses related to an aborted CRE securitization and $89,000 of consulting fees incurred related to the implementation of new accounting software. To a lesser extent, we saw a minimal increase in director fees related to a new member joining the board and a small increase in franchise taxes due the tax restructuring of our TRSs in 2016. These increases were offset by a decrease in wages and benefits of $334,000 due to a reduction in headcount from this time last year.
Depreciation and amortization. Depreciation and amortization by decreased by $441,000 to $68,000 for the three months ended March 31, 2017 as compared to $509,000 for the three months ended March 31, 2016. The decrease was due to the remaining RCAM-managed CLOs being called in January 2016, October and February 2017, respectively, and, as a result, termination of

(Back to Index)

(Back to Index)

amortization of the underlying intangible assets.
Impairment losses. Impairment losses of $177,000 were recognized during the three months ended March 31, 2017 as our last remaining RCAM managed CLO was called in February 2017 and the balance of the associated intangible asset was deemed impaired.
Provision (recovery) for loan and lease losses. Provision for loan and lease losses increased by $1.1 million to $1.0 million for the three months ended March 31, 2017 as compared to a recovery of $70,000 for the three months ended March 31, 2016. The following table summarizes the information relating to our loan and lease losses for the periods presented (in thousands, except percentages):

	For the Three Months Ended
	March 31,
	2017	2016	Dollar Change	Percent Change
CRE loans	$860	$68	$792	(1,165)%
Syndicated corporate loans	—	(138)	138	(100)%
Direct financing leases	139	—	139	100%
Total provision (recovery) for loan and lease losses	$999	$(70)	$1,069	(1,527)%

CRE loans. The CRE loans provision increased by $792,000 for the three months ended March 31, 2017. The increase in general provision was a result of the continual review and reassessment of the amount of loan loss allowance needed on our whole loan CRE portfolio as a homogeneous pool at March 31, 2017, which is based primarily on our loss experience.
Syndicated corporate loans. During the three months ended March 31, 2017, there was no provision recorded against our syndicated corporate loans. During the three months ended March 31, 2016, we recorded a partial recovery of $138,000 on a provision previously taken in a liquidated syndicated corporate loan CLO.
Direct financing leases. During the three months ended March 31, 2017, we recorded a $139,000 provision against the value of the direct financing lease portfolio on a delinquent lease. During the three months ended March 31, 2016, there was no provision recorded against the value of our direct financing leases.
Other Income (Expense)
Three Months Ended March 31, 2017 as compared to Three Months Ended March 31, 2016
The following table sets forth information relating to our other income (expense) incurred for the periods presented (in thousands, except percentages):

	For the Three Months Ended
	March 31,
	2017	2016	Dollar Change	Percent Change
Other Income (Expense):
Equity in earnings of unconsolidated entities	$361	$2,222	$(1,861)	(84)%
Net realized and unrealized gain (loss) on sales of investment securities available-for-sale and loans and derivatives	7,606	853	6,753	792%
Net realized and unrealized gain (loss) on investment securities, trading	(911)	145	(1,056)	728%
Fair value adjustments on financial assets held for sale	(21)	—	(21)	100%
Other income (expense)	68	(60)	128	213%
Total other income (expense)	$7,103	$3,160	$3,943	125%

(Back to Index)

(Back to Index)

Equity in earnings of unconsolidated entities. Equity in earnings of unconsolidated entities decreased by $1.9 million to $361,000 for the three months ended March 31, 2017 as compared to $2.2 million for the three months ended March 31, 2016. This decrease was primarily related to income on our investment in Leaf Commercial Capital, which now utilizes a prescribed equity method known as the hypothetical liquidation at book value. We also recognized approximately $538,000 in earnings from our equity investments in RCM Global and Pelium during the three months ended March 31, 2016, compared to losses of approximately $162,000 recorded during the three months ended March 31, 2017. This was partially offset by an increase in earnings from our equity investment in Pearlmark of $109,000 during the three months ended March 31, 2016.
Net realized and unrealized gain (loss) on sales of investment securities available-for-sale and loans and derivatives. Net realized and unrealized gain (loss) on investment securities available-for-sale and loans and derivatives increased by $6.8 million to $7.6 million for the three months ended March 31, 2017 as compared to $853,000 for the three months ended March 31, 2016. This increase was primarily related to a gain recognized on a discounted payoff of a legacy CRE loan on a hotel located in Tuscon, AZ for $7.0 million above the appraised value. This was partially offset by realized and unrealized gains on foreign exchange transactions from the settlement of related derivative contracts and unrealized gains on foreign exchange transactions from the settlement of related derivative contracts.
Net realized and unrealized gain (loss) on investment securities, trading. Net realized and unrealized gain (loss) on investment securities, trading decreased by $1.1 million to loss of $911,000 for the three months ended March 31, 2017 as compared to gain of $145,000 for the three months ended March 31, 2016. This decrease was primarily due to lower fair value marks on the remaining investments held as trading securities.

(Back to Index)

(Back to Index)

Net Income (Loss) From Discontinued Operations, Net of Tax
In November 2016, the board of directors approved the Plan that would allow us to focus on making CRE debt investments and exiting non-core assets, disposing of certain underperforming legacy CRE debt investments and establishing a dividend policy based on sustainable earnings. Non-CRE businesses identified for sale were the residential mortgage and middle market lending segments as well as Life Care Funding. We met all of the criteria to classify the operating results of the residential mortgage and middle market lending segments as discontinued operations and exclude them from continuing operations for all periods presented. In addition, we transferred the assets and liabilities of LCF and legacy CRE loans to held for sale in the fourth quarter of 2016.

The following table summarizes the operating results of the residential mortgage and middle market lending segments discontinued operations as reported separately as income (loss) from discontinued operations, net of tax for the three months ended March 31, 2017 and 2016 (in thousands):

	For the Three Months Ended
	March 31,
	2017	2016
REVENUES
Interest income:
Loans	$897	$12,272
Interest income - Other	13	5
Total interest income	910	12,277
Interest expense	—	1,697
Net interest income	910	10,580
Gain (loss) on sale of residential mortgage loans	3,825	3,996
Fee income	2,180	(1,273)
Total revenues	6,915	13,303
OPERATING EXPENSES
Equity compensation expense - related party	59	774
General and administrative	7,473	6,363
Depreciation and amortization	—	132
Provision for loan and lease losses	—	107
Total operating expenses	7,532	7,376

	(617)	5,927
OTHER INCOME (EXPENSE)
Net realized gain (loss) on investment securities available-for-sale and loans	(2)	—
Fair value adjustments on financial assets held for sale	58	—
Total other income (expense)	56	—

INCOME (LOSS) FROM DISCONTINUED OPERATIONS BEFORE TAXES	(561)	5,927
Income tax (expense) benefit	—	(759)
TOTAL INCOME (LOSS) FROM DISCONTINUED OPERATIONS	$(561)	$5,168

Net income (loss) from discontinued operations. Net income (loss) from discontinued operations decreased by $5.7 million to a loss of $561,000 for the three months ended March 31, 2017, as compared to income of $5.2 million for the three months ended March 31, 2016. During the three months ended March 31, 2017, the middle market lending segment generated interest income of approximately $878,000 from the remaining six middle market syndicated loans and the residential mortgage lending segment recognized a net loss of approximately $1.4 million. This loss is primarily attributable to lower margins combined with lower closed loan volume and retention plan compensation. During the three months ended March 31, 2016, the middle market lending segment recognized net income of $10.3 million primarily from interest and fees earned on our middle market loans and $2.6 million of prepayment fees earned during that period. The residential mortgage lending segment recognized a net loss of approximately $4.3 million. This loss was attributable to a $2.5 million temporary impairment on its mortgage servicing rights portfolio based on third party valuations, $555,000 of amortization expense on the acceleration of unvested stock related to

(Back to Index)

(Back to Index)

the termination of a key PCM employee and an increase in general and administrative expenses related to payroll and benefits. In addition, there was $759,000 of income tax expense allocated to discontinued operations for the three months ended March 31, 2016.
Financial Condition
Summary.
Our total assets were $2.0 billion at March 31, 2017 as compared to $2.1 billion at December 31, 2016.  The decrease in total assets was due to the sale of one legacy CRE loan previously classified as held for sale and a partial redemption of one of our non-core limited partnership investments classified on the balance sheet as an investment in an unconsolidated entity. The decreases were offset by an increase in our cash and cash equivalents held at March 31, 2017.

Investment Portfolio.
The table below summarizes the amortized cost and net carrying amount of our investment portfolio, classified by asset type, for the periods presented as follows (in thousands, except percentages):

At March 31, 2017	Amortized Cost	Net Carrying Amount	Percent of Portfolio	Weighted Average Coupon

Loans Held for Investment:
CRE whole loans(1)	$1,299,843	$1,295,154	73.08%	5.77%

Loans Held for Sale:
Syndicated corporate loans(2)	2	2	—%	4.89%

Investment Securities Available-for-Sale:
CMBS	91,990	91,590	5.17%	5.35%
RMBS	1,436	1,496	0.08%	5.44%
ABS	21,374	25,445	1.44%	N/A(4)
	114,800	118,531	6.69%
Investment Securities, Trading:
Structured notes	1,758	221	0.01%	N/A(4)

Other Investments:
Investments in unconsolidated entities	74,271	74,271	4.19%	N/A(4)
Direct financing leases(3)	953	349	0.02%	5.66%
	75,224	74,620	4.21%

Other Assets Held for Sale:
Residential mortgage loans	99,475	99,475	5.61%	4.09%
Middle market loans	52,382	40,441	2.28%	6.40%
Legacy CRE loans	143,922	143,907	8.12%	2.58%
	295,779	283,823	16.01%

Total Investment Portfolio	$1,787,406	$1,772,351	100.00%

(Back to Index)

(Back to Index)

At December 31, 2016	Amortized cost	Net Carrying Amount	Percent of portfolio	Weighted average coupon

Loans Held for Investment:
CRE whole loans (1)	$1,290,107	$1,286,278	69.46%	5.63%

Loans Held for Sale:
Syndicated corporate loans (2)	1,007	1,007	0.05%	5.54%

Investment Securities Available-for-Sale:
CMBS	98,525	98,087	5.30%	5.38%
RMBS	1,526	1,601	0.09%	5.43%
ABS	21,365	25,280	1.35%	N/A (4)
	121,416	124,968	6.74%
Investment Securities, Trading:
Structured notes	6,242	4,492	0.24%	N/A (4)

Other Investments
Investment in unconsolidated entities	87,919	87,919	4.76%	N/A (4)
Direct financing leases(3)	992	527	0.03%	5.66%
	88,911	88,446	4.79%

Other Assets Held for Sale:
Residential mortgage loans	148,140	148,140	8.00%	3.79%
Middle market loans	52,382	40,443	2.18%	5.87%
Legacy CRE loans	158,192	158,178	8.54%	2.90%
	358,714	346,761	18.72%

Total Investment Portfolio	$1,866,397	$1,851,952	100.00%

(1)	Net carrying amount includes allowance for loan losses of $4.7 million and $3.8 million at March 31, 2017 and December 31, 2016, respectively.

(2)	The fair value option was elected for syndicated corporate loans held for sale.

(3)	Net carrying amount includes allowance for lease losses of $604,000 and $465,000 at March 31, 2017 and December 31, 2016, respectively.

(4)	There are no stated rates associated with these investments.
CMBS.  In the aggregate, we purchased our CMBS portfolio at a net discount to par value.  At March 31, 2017 and December 31, 2016, the remaining discount to be accreted into income over the remaining lives of the securities was $1.2 million and $1.6 million, respectively. At March 31, 2017 and December 31, 2016, the remaining premium to be amortized into income over the remaining lives of the securities was $185,000 and $296,000, respectively. These securities are classified as available-for-sale and, as a result, are carried at their fair value.
We had no losses included in earnings due to other-than-temporary impairment charges during the three months ended March 31, 2017 and 2016, respectively, on our CMBS portfolio.  CMBS decreased on a net basis at March 31, 2017 as compared to December 31, 2016, primarily due to $6.7 million of paydowns during the period.

(Back to Index)

(Back to Index)

The following table summarizes our CMBS at fair value (in thousands):

	Fair Value at				Fair Value at
	December 31, 2016	Upgrades/Downgrades	Paydowns	MTM Change Same Ratings	March 31, 2017
Moody's Ratings Category:
Aaa	$11,413	$—	$(1,081)	$239	$10,571
Aa1 through Aa3	5,010	—	—	(10)	5,000
A1 through A3	1,607	—	—	(10)	1,597
Baa1 through Baa3	8,151	—	—	(3)	8,148
Ba1 through Ba3	39,465	1,438	(5,573)	15	35,345
B1 through B3	13,115	(1,438)	—	(190)	11,487
Caa1 through Caa3	—	—	—	—	—
Ca through C	478	—	—	—	478
Non-Rated	18,848	—	(84)	200	18,964
Total	$98,087	$—	$(6,738)	$241	$91,590

S&P Ratings Category:
AAA	$118	$—	$(49)	$—	$69
AA+ through AA-	—	2,000	(26)	(9)	1,965
A+ through A-	—	—	—	—	—
BBB+ through BBB-	34,933	(2,000)	(1,353)	176	31,756
BB+ through BB-	23,650	(2,086)	(3,497)	(31)	18,036
B+ through B-	19,265	—	—	73	19,338
CCC+ through CCC-	5,166	2,086	(54)	(195)	7,003
D	—	—	—	—	—
Non-Rated	14,955	—	(1,759)	227	13,423
Total	$98,087	$—	$(6,738)	$241	$91,590
Investment Securities, Trading.  The following table summarizes our structured notes, which are classified as investment securities, trading, and are carried at fair value as follows (in thousands):

	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
At March 31, 2017:
Structured notes	$2,891	$—	$(2,670)	$221
Total	$2,891	$—	$(2,670)	$221

At December 31, 2016:
Structured notes	$6,242	$920	$(2,670)	$4,492
Total	$6,242	$920	$(2,670)	$4,492

(Back to Index)

(Back to Index)

There was a paydown on one of our investment securities, trading, which is the primary cause of the decrease during the period. We sold one security during the three months ended March 31, 2017 for a realized gain of $9,000. We sold no securities during the three months ended March 31, 2016. We held five and six investment securities, trading at March 31, 2017 and December 31, 2016, respectively.
CRE Loans.  The following table is a summary of the loans in our CRE loan portfolio (in thousands):

Description	Quantity	Amortized Cost	Contracted Interest Rates	Maturity Dates (3)
At March 31, 2017:
Whole loans, floating rate (1)(4)(5)	67	$1,299,843	LIBOR plus 3.75% to LIBOR plus 6.25%	May 2017 to April 2020
Total (2)	67	$1,299,843

At December 31, 2016:
Whole loans, floating rate (1)	67	$1,290,107	LIBOR plus 3.75% to LIBOR plus 6.45%	April 2017 to January 2020
Total (2)	67	$1,290,107

(1)
Whole loans had $62.4 million and $55.5 million in unfunded loan commitments at March 31, 2017 and December 31, 2016, respectively.  These unfunded commitments are advanced as the borrowers formally request additional funding as permitted under the loan agreement and any necessary approvals have been obtained.

(2)	Totals do not include allowances for loan losses of $4.7 million and $3.8 million at March 31, 2017 and December 31, 2016, respectively.

(3)	Maturity dates do not include possible extension options that may be available to borrowers.

(4)	Maturity dates do not include a loan with a maturity date of February 2017 that is in default.

(5)	Includes one loan with a maturity date of May 2017 that paid off subsequent to March 31, 2017, and another loan that was subsequently extended to June 2017.

Syndicated Corporate Loans.  On January 1, 2016, Apidos Cinco was deconsolidated after adopting the amendments to the consolidation guidance on VIEs. On November 16, 2016, we liquidated Apidos Cinco and substantially all of the assets were sold. As a result, all senior and mezzanine notes of the securitization were repaid, leaving only our equity in Apidos Cinco at December 31, 2016.

The following table provides information as to the lien position and status of our syndicated corporate loans, at the lower of cost or market ("LCOM") (in thousands):

Apidos Cinco
At March 31, 2017:
Loans held for sale:
Second lien loans held for sale	$2
Total	$2

At December 31, 2016:
Loans held for sale:
Second lien loans held for sale	$1,007
Total	$1,007

Middle market loans.   As a result of the reclassification of the middle market loan portfolio to assets held for sale, the middle market lending segment was reported as discontinued operations at March 31, 2017 and December 31, 2016. The remaining syndicated loans in the middle market loan portfolio, which had carrying values of $38.5 million and 38.5 million at March 31, 2017 and December 31, 2016, respectively, were all performing with respect to contractual payments due to us. The one remaining directly originated middle market loan had a LCOM value of $1.9 million and $1.9 million at March 31, 2017 and December 31, 2016, respectively. In May 2017 the loan experienced payment default. The loan's fair market value was supported by a third party valuation mark calculated during the fourth quarter of 2016.

(Back to Index)

(Back to Index)

ABS.  At March 31, 2017, we held a total of $25.4 million of ABS at fair value through RCC Residential Portfolio TRS and RCC Commercial II.  At December 31, 2016, we held a total of $25.3 million of ABS at fair value through RCC Residential Portfolio TRS, Apidos Cinco and RCC Commercial II.

The following table summarizes our ABS at fair value (in thousands):

	At March 31, 2017		At December 31, 2016
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Moody’s ratings category:
Aa1 through Aa3	$292	$313	$296	$311
B1 through B3	908	939	901	828
Caa1 through Caa3	1,199	2,326	1,084	2,142
No rating provided	18,975	21,867	19,084	21,999
Total	$21,374	$25,445	$21,365	$25,280

S&P ratings category:
A+ through A-	$10,913	$11,148	$10,994	$11,327
CCC+ through CCC-	1,199	2,326	1,084	2,142
No rating provided	9,262	11,971	9,287	11,811
Total	$21,374	$25,445	$21,365	$25,280

Weighted average rating factor	709		655
Investment in Unconsolidated Entities. The following table shows our investments in unconsolidated entities at March 31, 2017 and December 31, 2016, and equity in earnings of unconsolidated entities for the three months ended March 31, 2017 and three months ended March 31, 2016 (in thousands):

				Equity in Earnings of Unconsolidated Entities
		Balance at	Balance at	For the three months ended	For the three months ended
	Ownership % at March 31, 2017	March 31, 2017	December 31, 2016	March 31, 2017	March 31, 2016
RRE VIP Borrower, LLC (1)	—%	$—	$—	$—	$25
Investment in LCC Preferred Stock	29.0%	43,125	42,960	165	1,411
Pearlmark Mezz (2)	47.7%	16,925	16,953	358	248
RCM Global, LLC	21.6%	472	465	(4)	177
Pelium Capital Partners, L.P.(3)	80.2%	12,201	25,993	(158)	361
Subtotal		72,723	86,371	361	2,222
Investment in RCT I and II(4)	3.0%	1,548	1,548	(637)	(641)
Total		$74,271	$87,919	$(276)	$1,581

(1)
The investment in RRE VIP Borrower was sold at December 31, 2014. Earnings for the three months ended March 31, 2016 are related to insurance premium refunds with respect to the underlying sold properties in the portfolio.

(2) We have committed to invest up to $50.0 million in Pearlmark Mezz. The commitment termination date ends the earlier of when the original commitment is fully funded, or the fifth anniversary following the final closing date of June 24, 2015.

(3)	For the three months ended March 31, 2017, we received proceeds of $13.6 million related to the partial liquidation of our investment.

(4)	For the three months ended March 31, 2017 and 2016, these amounts are recorded in interest expense on our consolidated statements of operations.

(Back to Index)

(Back to Index)

Financing Receivables
The following tables show the allowance for loan and lease losses and recorded investments in loans and leases at the dates indicated (in thousands):

	Commercial Real Estate Loans	Syndicated Corporate Loans	Direct Financing Leases	Total
At March 31, 2017:
Allowance for loan and lease losses:
Allowance for loan and lease losses at January 1, 2017	$3,829	$—	$465	$4,294
Provision (recovery) for loan and lease losses	860	—	139	999
Allowance for loan and lease losses at March 31, 2017	$4,689	$—	$604	$5,293
Ending balance:
Individually evaluated for impairment	$2,500	$—	$604	$3,104
Collectively evaluated for impairment	$2,189	$—	$—	$2,189
Loans and Leases:
Ending balance:
Individually evaluated for impairment	$7,000	$—	$953	$7,953
Collectively evaluated for impairment	$1,292,843	$—	$—	$1,292,843

At December 31, 2016:
Allowance for loan and lease losses:
Allowance for loan and lease losses at January 1, 2016	$41,839	$1,282	$465	$43,586
Provision (recovery) for loan and lease losses	18,167	(402)	—	17,765
Loans charged-off	—	402	—	402
Transfer to loans held for sale	(15,763)	—	—	(15,763)
Deconsolidation of VIEs	(40,414)	(1,282)	—	(41,696)
Allowance for loan and lease losses at December 31, 2016	$3,829	$—	$465	$4,294
Ending balance:
Individually evaluated for impairment	$2,500	$—	$465	$2,965
Collectively evaluated for impairment	$1,329	$—	$—	$1,329
Loans acquired with deteriorated credit quality	$—	$—	$—	$—
Loans and Leases:
Ending balance:
Individually evaluated for impairment	$7,000	$—	$992	$7,992
Collectively evaluated for impairment	$1,283,107	$—	$—	$1,283,107
(Back to Index)

(Back to Index)

Credit quality indicators
Commercial Real Estate Loans

Loans are graded at inception and updated as new information is received, as such, a loan previously rated 4 may, over time and with improved performance, be rated better than 4. Loans are graded on a scale of 1 to 4 with 1 representing our highest rating and 4 representing our lowest rating. CRE loans are first individually evaluated for impairment. To the extent no individual impairment is determined, a general reserve is established.

The characteristics of each rating category are as follows:

1.	A loan with a rating of a 1 is considered to have satisfactory performance with no issues noted. All interest and principal payments are current and the probability of loss is remote;

2.
A loan is graded with a rating of a 2 if a surveillance trigger event has occurred, but loss is not probable at this time. Such trigger events could include but are not limited to a trending decrease in occupancy rates or a flattening of lease revenues; and to a lesser extent, ground lease defaults, ground lease expirations that occur in the next six months or the borrower is delinquent on payment of property taxes or insurance;

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

Credit risk profiles of CRE loans were as follows (in thousands):

	Rating 1	Rating 2	Rating 3	Rating 4	Held for Sale	Total
At March 31, 2017:
CRE whole loans (1)	$1,259,153	$33,690	$—	$7,000	$—	$1,299,843
Legacy CRE whole loans (1)(2)	—	—	—	—	143,907	143,907
	$1,259,153	$33,690	$—	$7,000	$143,907	$1,443,750

At December 31, 2016:
CRE whole loans (1)	$1,186,292	$96,815	$—	$7,000	$—	$1,290,107
Legacy CRE whole loans (1)	—	—	—	—	158,178	158,178
	$1,186,292	$96,815	$—	$7,000	$158,178	$1,448,285

(1)
Pursuant to our strategic Plan, certain legacy CRE loans were moved to loans held for sale and included in assets held for sale, carried at LCOM on our balance sheet at March 31, 2017 and December 31, 2016, respectively.

(2)	Includes one loan with a maturity date of May 2017 which subsequently defaulted.
At March 31, 2017 and December 31, 2016, we had one CRE loan with a credit quality rating of 4 due to short term vacancy/tenant concerns and a near term maturity. The loan is collateralized by a retail shopping center in Roswell, GA and had an amortized cost of $7.0 million at March 31, 2017 and December 31, 2016. For the period ended December 31, 2016, we obtained an appraisal and used the value indicated in the appraisal as a practical expedient in determining the fair value of the loan. The appraisal indicated a fair value of $4.5 million and we recorded a specific provision of $2.5 million on the loan during the fourth quarter of 2016. No additional provision was recorded on the loan for the three-month period ended March 31, 2017. This loan had a maturity date of February 2017 and was in default at March 31, 2017.
At December 31, 2016, we had eight legacy CRE whole loans and one mezzanine loan classified as assets held for sale with a total carrying value of $158.2 million. Appraisals, as a practical expedient for fair value, were obtained for all eight legacy CRE loans classified as assets held for sale. The mezzanine loan, classified as an asset held for sale, had a fair value of $0. We recorded, and subsequently charged off upon transfer of the loans to assets held for sale, specific reserves on four of the five loans transferred to assets held for sale totaling $15.8 million, where the carrying values of the loans exceeded their fair values. These five loans had a collective carrying value of $110.7 million at December 31, 2016 and were comprised of the following:

(Back to Index)

(Back to Index)

•
Two loans cross-collateralized by a hotel in Studio City, CA, with an initial par value of $67.5 million. These loans were written down to their collective appraised value of $61.4 million. The loans have a maturity date of February 2017 and are in default at March 31, 2017;

•
One loan collateralized by a hotel in Tucson, AZ with an initial par value of $32.5 million. This loan was written down to its appraised value of $14.3 million. On February 28, 2017, we entered into a discounted payoff agreement with its borrower and received proceeds of $21.3 million in satisfaction of this loan. This transaction resulted in the recognition of a realized gain of $7.0 million on our consolidated statements of operations as net realized and unrealized gain (loss) on sales of investment securities available for sale and loans and derivatives;

•
One loan collateralized by an office property in Phoenix, AZ with an initial par value of $17.7 million. This loan was written down to its appraised value of $11.0 million. The loan has a maturity date of May 2017 and subsequently defaulted;

•	One loan collateralized by a hotel in Palm Springs, CA with an initial par value of $29.5 million. This loan was written down to its appraised value of $24.0 million.
All five loans were risk-rated category 4 prior to being transferred to assets held for sale.
As a result of the discounted payoff agreement discussed above on the Tuscon, AZ property, four of the five aforementioned legacy CRE loans remain at March 31, 2017 and have a collective carrying value of $96.4 million.

At March 31, 2017, 49%, 43% and 8% of our legacy CRE whole loans were concentrated in hotel, retail and office, respectively. Of these loans, 92% are within California and 8% are within Arizona. At December 31, 2016, 54%, 39% and 7% of our legacy CRE whole loans were concentrated in hotel, retail and office, respectively. Of these loans, 84% are within California and 16% are within Arizona.

Three loans held for sale with a collective carrying value of $47.5 million at March 31, 2017 and December 31, 2016 had fair values in excess of their carrying values. Before being transferred to assets held for sale in the fourth quarter of 2016, these loans were risked-rated in category 1 or category 2.

All of our CRE whole loans are current with respect to contractual principal and interest except three loans at March 31, 2017. Two defaulted loans are cross-collateralized by a property in Studio City, CA and had a collective carrying value, which is the lower of its cost or fair market value, of $61.4 million at March 31, 2017. The other defaulted loan is supported by a property in Roswell, GA and had a carrying value of $4.5 million at March 31, 2017.

All of our CRE whole loans were current with respect to contractual principal and interest except two of our legacy CRE whole loans at December 31, 2016. The two loans are cross-collateralized by a property in Studio City, CA. The loans had a collective carrying value, which was the lower of cost or fair market value, of $61.4 million at December 31, 2016.
Syndicated Corporate Loans

Loans are graded at inception and updated as new information is received. Loans are graded on a scale of 1 to 5 with 1 representing our highest rating and 5 representing our lowest rating. Syndicated corporate loans are first individually evaluated for impairment. To the extent no individual impairment is determined, a general reserve is established.

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

(Back to Index)

(Back to Index)

5.
Loans with a rating of a 5 have defaulted in payment of principal and interest or default is imminent. It is probable that impairment has occurred on these loans based on their payment status and that impairment is estimable. The noted risk of the loans in this category is covered by specific reserves.

Credit risk profiles of syndicated corporate loans were as follows (in thousands):

	Rating 1	Rating 2	Rating 3	Rating 4	Rating 5	Held for Sale	Total
At March 31, 2017:
Syndicated corporate loans	$—	$—	$—	$—	$—	$2	$2

At December 31, 2016:
Syndicated corporate loans	$—	$—	$—	$—	$—	$1,007	$1,007
At March 31, 2017, two of our syndicated corporate loans with a fair value of $2,000 are in default with respect to debt service. At December 31, 2016, two of our syndicated corporate loans with a fair value of $221,000 were in default with respect to debt service. In 2017 and 2016, no interest income had been recorded on these two defaulted loans.
During the three months ended March 31, 2017, we sold one syndicated corporate loan classified as held for sale with an amortized cost of $785,800 for proceeds of $877,800.
Direct Financing Leases
During the quarter ended March 31, 2017, we recorded a provision for lease loss against the value of our direct financing leases in the amount of $139,000. We held $349,000 and $527,000 of direct financing leases, net of reserves, at March 31, 2017 and December 31, 2016, respectively.
Loan Portfolios Aging Analysis
The following table presents the loan and lease portfolio aging analysis as of the dates indicated at cost basis (in thousands):

	30-59 Days	60-89 Days	Greater than 90 Days	Total Past Due	Current	Total Loans Receivable	Total Loans > 90 Days and Accruing
At March 31, 2017:
CRE whole loans (1)	$7,000	$—	$—	$7,000	$1,292,843	$1,299,843	$—
Legacy CRE loans (2)	—	—	61,400	$61,400	82,507	$143,907	—
Syndicated corporate loans	—	—	—	—	—	—	—
Direct Financing Leases	—	—	138	138	815	953	—
Total loans	$7,000	$—	$61,538	$68,538	$1,376,165	$1,444,703	$—

At December 31, 2016:
CRE whole loans	$—	$—	$—	$—	$1,290,107	$1,290,107	$—
Legacy CRE loans (2)	61,400	—	—	61,400	96,792	158,192	—
Syndicated corporate loans	—	—	—	—	—	—	—
Direct Financing Leases	137	—	128	265	727	992	—
Total loans	$61,537	$—	$128	$61,665	$1,387,626	$1,449,291	$—

(1)	Includes one whole loan with an amortized cost of $7.0 million that was in default at March 31, 2017, on which we had recorded a $2.5 million provision for loan loss.

(2)	Includes two loans with an appraised value of $61.4 million that were in default at March 31, 2017 and December 31, 2016, respectively.

(Back to Index)

(Back to Index)

Impaired Loans
The following tables show impaired loans as of the dates indicated (in thousands):

	Recorded Balance	Unpaid Principal Balance	Specific Allowance	Average Investment in Impaired Loans	Interest Income Recognized
At March 31, 2017:
Loans without a specific valuation allowance:
CRE whole loans	$—	$—	$—	$—	$—
Syndicated corporate loans	$—	$—	$—	$—	$—
Loans with a specific valuation allowance:
CRE whole loans	$7,000	$7,000	$(2,500)	$7,000	$—
Syndicated corporate loans	$—	$—	$—	$—	$—
Total:
CRE whole loans	$7,000	$7,000	$(2,500)	$7,000	$—
Syndicated corporate loans	—	—	—	—	—
	$7,000	$7,000	$(2,500)	$7,000	$—

At December 31, 2016:
Loans without a specific valuation allowance:
CRE whole loans	$—	$—	$—	$—	$—
Syndicated corporate loans	$—	$—	$—	$—	$—
Loans with a specific valuation allowance:
CRE whole loans	$7,000	$7,000	$(2,500)	$7,000	$480
Syndicated corporate loans	$—	$—	$—	$—	$—
Total:
CRE whole loans	$7,000	$7,000	$(2,500)	$7,000	$480
Syndicated corporate loans	—	—	—	—	—
	$7,000	$7,000	$(2,500)	$7,000	$480

Troubled-Debt Restructurings ("TDR")
The following tables show TDR in our loan portfolio (in thousands):

	Number of Loans	Pre-Modification Outstanding Recorded Balance	Post-Modification Outstanding Recorded Balance
For the Three Months Ended March 31, 2017:
Legacy CRE whole loans held for sale (1)	2	$61,400	$61,400
Total loans	2	$61,400	$61,400

	Number of Loans	Pre-Modification Outstanding Recorded Balance	Post-Modification Outstanding Recorded Balance
For the Three Months Ended March 31, 2016:
CRE whole loans	3	$29,459	$29,459
Total loans	3	$29,459	$29,459

(1)	Legacy CRE whole loans held for sale represent CRE whole loans designated as assets held for sale at March 31, 2017.
At March 31, 2017, there were two legacy CRE loans that were modified in the last twelve months that experienced subsequent payment defaults. The two loans are cross-collateralized by a property in Studio City, CA. As of March 31, 2017, the loans had a collective carrying value, which was the lower of cost or fair market value, of $61.4 million. An appraisal obtained in the fourth quarter of 2016 was used to determine the fair value of the loan as a practical expedient. The appraisal indicated an as-is-value of $61.4 million.

(Back to Index)

(Back to Index)

Restricted Cash
At March 31, 2017, we had restricted cash of $4.9 million, which consisted of $4.8 million of restricted cash held by five securitizations, $10,000 held as margin and $20,000 held in various reserve accounts. At December 31, 2016, we had restricted cash of $3.4 million, which consisted of $3.3 million of restricted cash in our seven securitizations, $20,000 held as margin and $216,000 held in various reserve accounts. The increase of $1.5 million is primarily related to the accumulation of cash balances in our CRE securitizations during the three months ended March 31, 2017 that will be used to fund future funding participations and repay senior notes.
Interest Receivable
The following table summarizes our interest receivable as of the periods indicated (in thousands):

	March 31, 2017	December 31, 2016	Net Change
Interest receivable from loans	$5,450	$5,685	$(235)
Interest receivable from securities	682	712	(30)
Interest receivable from escrow and sweep accounts	7	7	—
Total	$6,139	$6,404	$(265)
At March 31, 2017, we had interest receivable of $6.1 million, which primarily consisted of interest on our loans and securities and $7,000 of interest earned on escrow and sweep accounts. At December 31, 2016, we had interest receivable of $6.4 million, which primarily consisted of interest on our loans and securities and $7,000 of interest earned on escrow and sweep accounts. The $235,000 decrease in interest receivable from loans is primarily attributable to loan payoffs offset by new loan production during the three months ended March 31, 2017.
Other Assets
The following table summarizes our other assets as of the periods indicated (in thousands):

	March 31, 2017	December 31, 2016	Net Change
Other receivables	$131	$9,642	$(9,511)
Tax receivables and prepaid taxes	2,503	3,508	(1,005)
Fixed assets - non real estate	228	261	(33)
Management fees receivable	361	361	—
Other	246	901	(655)
Total	$3,469	$14,673	$(11,204)
Other assets decreased by $11.2 million during the three months ended March 31, 2017. At December 31, 2016, we had a receivable of $9.4 million from the sale of our investment in ZAIS, all of which was received in January 2017. Additionally, the decrease of $1.0 million in tax receivable and prepaid taxes is due to the timing of tax payments made.
Deferred Tax Assets
Deferred tax assets, net, decreased by $356,000 to $3.9 million at March 31, 2017 from $4.3 million at December 31, 2016. The future realization of deferred tax assets depends upon the generation of future taxable income during the periods in which those temporary differences become deductible. Due to changes in management's focus regarding the non-CRE businesses, management believes it is more likely than not that the benefit from these deferred tax assets will not be completely realized. In recognition of this risk, we have provided a valuation allowance against our deferred tax assets at March 31, 2017. We will continue to evaluate our ability to realize the tax benefits associated with deferred tax assets by analyzing forecasted taxable income using both historical and projected future operating results, the reversal of existing temporary differences, taxable income in prior carry back years (if permitted) and the availability of tax planning strategies.

(Back to Index)

(Back to Index)

Core and Non-Core Asset Classes

Our investment strategy targets the following core asset class:

CRE/Core Asset Class	Principal Investments

Commercial real estate-related assets	•	First mortgage loans, which we refer to as whole loans;
	•	First priority interests in first mortgage loans, which we refer to as A notes;
	•	Subordinated interests in first mortgage loans, which we refer to as B notes;
	•	Mezzanine debt that is senior to the borrower's equity position but subordinated to other third-party debt; and
	•	Commercial mortgage-backed securities, which we refer to as CMBS.

In November 2016, we received approval from our board of directors to execute a strategic plan, or the Plan, to focus our strategy on CRE debt investments.  The Plan contemplates disposing of certain legacy CRE debt investments, exiting underperforming non-core asset classes and establishing a dividend policy based on sustainable earnings.  Legacy CRE loans are loans originated prior to 2010. The non-core asset classes in which we have historically invested are expected to be substantially disposed of over the next 12 to 24 months and are described in the following table of non-core asset classes:

Non-Core Asset Classes
Residential real estate-related assets	•	Residential mortgage loans; and
Residential mortgage-backed securities, which we refer to as RMBS, which comprise our available for sale portfolio.

Commercial finance assets	•	Middle-market secured corporate loans and preferred equity investments; and
	•	Asset-backed securities, which we refer to as ABS, backed by senior secured corporate loans;
	•	Debt tranches of collateralized debt obligations and collateralized loan obligations, which we refer to as CDOs and CLOs, respectively, and sometimes, collectively, as CDOs;
	•	Structured note investments, which comprise our trading securities portfolio;
	•	Syndicated corporate loans; and
	•	Preferred equity investment in a commercial leasing enterprise that originates and holds small- and middle-ticket commercial direct financing leases and notes.

(Back to Index)

(Back to Index)

Assets and Liabilities Held for Sale

The assets and liabilities of business segments classified as discontinued operations and other assets and liabilities classified as held for sale are reported separately in the accompanying consolidated financial statements and are summarized as follows at March 31, 2017 and December 31, 2016 (in thousands):

	March 31, 2017	December 31, 2016
ASSETS
Restricted cash	$143	$145
Interest receivable	224	305
Loans held for sale, at fair value	283,823	346,761
Property available for sale	235	125
Derivatives, at fair value	2,613	3,773
Intangible assets(1)	17,511	14,466
Other assets(2)	12,569	17,880
Total assets held for sale	$317,118	$383,455

LIABILITIES
Accounts payable and other liabilities	$9,129	$8,404
Management fee payable - related party	54	132
Accrued interest expense	116	203
Borrowings(3)	88,906	133,139
Derivatives, at fair value	1,334	685
Total liabilities held for sale	$99,539	$142,563
(1) Includes mortgage services rights ("MSRs") with a fair value of $17.4 million and $14.4 million at March 31, 2017 and December 31, 2016, respectively. MSRs are recorded at fair value using a discounted cash flow approach to estimate the fair value utilizing the valuation services of an independent third party. The key assumptions used in the estimation of fair value include prepayment speeds, discount rates, default rates, cost to service, contractual servicing fees and escrow earnings.
(2) Includes our investment in life settlement contracts of $6.4 million and $5.8 million at March 31, 2017 and December 31, 2016, respectively, which were transferred to held for sale in the fourth quarter of 2016.
(3) Borrowings at March 31, 2017 and December 31, 2016 are entirely related to PCM.

Repurchase and Credit Facilities
Borrowings under our repurchase agreement facilities were guaranteed by us or one of our subsidiaries. The following table sets forth certain information with respect to our borrowings (dollars in thousands):

	March 31, 2017				December 31, 2016
	Outstanding Borrowings	Value of Collateral	Number of Positions as Collateral	Weighted Average Interest Rate	Outstanding Borrowings	Value of Collateral	Number of Positions as Collateral	Weighted Average Interest Rate
CMBS - Term Repurchase Facilities
Wells Fargo Bank	$21,092	$26,868	12	2.20%	$22,506	$28,514	13	1.96%
Deutsche Bank (1)	52,900	81,940	22	3.18%	55,981	86,643	23	3.04%

CRE - Term Repurchase Facilities
Wells Fargo Bank (2)	271,435	390,184	19	3.11%	215,283	313,126	16	2.86%
Morgan Stanley Bank (3)	163,634	253,074	13	3.55%	131,355	207,377	11	3.34%

Trust Certificates Term Repurchase Facility
RSO Repo SPE Trust 2015 (4)	26,419	89,181	1	6.44%	26,385	89,181	1	6.21%
Totals	$535,480	$841,247			$451,510	$724,841

(1)	The Deutsche Bank CMBS term repurchase facility includes $7,000 and $16,000 of deferred debt issuance costs at March 31, 2017 and December 31, 2016, respectively.

(Back to Index)

(Back to Index)

(2)	The Wells Fargo Bank CRE term repurchase facility includes $1.3 million and $1.6 million of deferred debt issuance costs at March 31, 2017 and December 31, 2016, respectively.

(3)	The Morgan Stanley Bank CRE term repurchase facility includes $935,000 and $1.1 million of deferred debt issuance costs at March 31, 2017 and December 31, 2016, respectively.

(4)	The RSO Repo SPE Trust 2015 term repurchase facility includes $245,000 and $282,000 of deferred debt issuance costs at March 31, 2017 and December 31, 2016, respectively.
We are in compliance with all financial covenants in each of the respective agreements at March 31, 2017.
CMBS - Term Repurchase Facilities
In February 2011, our wholly-owned subsidiaries, RCC Commercial and RCC Real Estate, entered into a master repurchase and securities contract (the "2011 Facility") with Wells Fargo. In February 2011, we entered into a guaranty agreement, amended and restated in June 2013, (the "2011 Guaranty") with Wells Fargo. In January 2017, we entered into a fifth amendment of the 2011 Facility which extended the maturity date to February 2017. In February 2017, we entered into a sixth amendment of the 2011 Facility which extended the maturity date to March 2017. In March 2017, we entered into a seventh amendment of the 2011 Facility which extended the maturity date to March 2018 and amended the 2011 Guaranty's required capital amount and EBITDA to interest expense ratio covenants, effective December 31, 2016.
CRE - Term Repurchase Facilities
In February 2012, RCC Real Estate's wholly-owned subsidiary, RCC Real Estate SPE 4, LLC, entered into a master repurchase and securities agreement (the "2012 Facility") with Wells Fargo to finance the origination of CRE loans. In February 2012, we entered into a guaranty agreement with Wells Fargo. In March 2017, we entered into a sixth amendment of the 2012 Facility which amended the required capital amount and EBITDA to interest expense ratio covenants, effective December 31, 2016.
In September 2015, RCC Real Estate's wholly-owned subsidiary, RCC Real Estate SPE 6, LLC, entered into a master repurchase and securities agreement (the "Morgan Stanley Facility") with Morgan Stanley Bank, NA ("Morgan Stanley") to finance the origination of CRE loans. In September 2015, we entered into a guaranty agreement (the "Morgan Stanley Guaranty") with Morgan Stanley. In March 2017, we entered into the first amendment of the Morgan Stanley Guaranty which amended the required capital amount and EBITDA to interest expense ratio covenants, effective December 31, 2016.
Short-Term Repurchase Agreements - CMBS
In November 2012, RCC Real Estate entered into a master repurchase and securities agreement (the "JP Morgan Securities Facility") with JP Morgan Securities LLC to finance the purchase of CMBS. In April 2017, we entered into the first amendment of the JP Morgan Securities Facility which amended the minimum shareholders' equity of the guarantor and maximum leverage ratio covenants. We had no outstanding borrowings payable under the JP Morgan Securities Facility at March 31, 2017 and December 31, 2016.
Securitizations
At March 31, 2017, we retain equity in six of the securitization we had executed.
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

(Back to Index)

(Back to Index)

The following tables present the fair value of our derivative financial instruments as well as their classification on our consolidated balance sheets and on the consolidated statements of operations for the periods presented:

Fair Value of Derivative Instruments at March 31, 2017 (in thousands)

	Asset Derivatives
	Notional Amount	Consolidated Balance Sheet Location	Fair Value
Forward contracts - foreign currency, hedging (1)(2)	$24,495	Derivatives, at fair value	$136

(1)	Foreign currency forward contracts are accounted for as fair value hedges.

(2)	Notional amount presented on a currency converted basis. The base currency notional amount of our foreign currency hedging forward contracts in an asset position was €23.0 million at March 31, 2017.

At March 31, 2017, we held no derivative instruments in a liability position.

Fair Value of Derivative Instruments at December 31, 2016 (in thousands)

	Asset Derivatives
	Notional Amount	Consolidated Balance Sheet Location	Fair Value
Forward contracts - foreign currency, hedging (1)(2)	$12,489	Derivatives, at fair value	$647
	Liability Derivatives
	Notional Amount	Consolidated Balance Sheet Location	Fair Value
Forward contracts - foreign currency, hedging (1)(3)	$11,700	Derivatives, at fair value	$97

Interest rate swap contracts, hedging	$—	Accumulated other comprehensive (income) loss	$(18)

(1)	Foreign currency forward contracts are accounted for as fair value hedges.

(2)	Notional amount presented on currency converted basis. The base currency notional amount of our foreign currency hedging forward contracts in an asset position was €11.9 million at December 31, 2016.

(3)
Notional amount presented on currency converted basis. The base currency notional amount of our foreign currency hedging forward contracts in a liability position was €11.1 million at December 31, 2016.

The Effect of Derivative Instruments on the Consolidated Statements of Operations for the
Three Months Ended March 31, 2017 (in thousands)

	Derivatives
	Consolidated Statements of Operations Location	Realized and Unrealized Gain (Loss) (1)
Interest rate swap contracts, hedging	Interest expense	$(18)
Forward contracts - foreign currency, hedging	Net realized and unrealized gain (loss) on sales of investment securities available-for-sale and loans and derivatives	$(195)

(1)	Negative values indicate a decrease to the associated balance sheet or consolidated statements of operations line items.

The Effect of Derivative Instruments on the Consolidated Statements of Operations for the
Three Months Ended March 31, 2016 (in thousands)

	Derivatives
	Consolidated Statements of Operations Location	Realized and Unrealized Gain (Loss) (1)
Interest rate swap contracts, hedging	Interest expense	$95
Forward contracts - foreign currency, hedging	Net realized and unrealized gain (loss) on sales of investment securities available-for-sale and loans and derivatives	$(1,116)

(1)	Negative values indicate a decrease to the associated balance sheets or consolidated statements of operations line items.
At March 31, 2017, we had no interest rate swap contracts outstanding.

(Back to Index)

(Back to Index)

Equity
Total equity at March 31, 2017 was $705.0 million and gave effect to $3.2 million of net unrealized gains on our available-for-sale portfolio, shown as a component of accumulated other comprehensive income.  Equity at December 31, 2016 was $703.1 million and gave effect to $18,000 of unrealized losses on our cash flow hedges and $3.1 million of net unrealized gains on our available-for-sale portfolio, shown as a component of accumulated other comprehensive income.  The increase in equity during the three months ended March 31, 2017 was primarily due to an increase in net income offset by distributions on our common stock in excess of earnings.

Balance Sheet - Book Value Reconciliation (in thousands, except per share data)

	Amount	Per Share
Book value at December 31, 2016, allocable to common shares (1)	$434,211	$14.17
Net income allocable to common shares	2,700	0.09

Change in other comprehensive income:
Available-for-sale securities	134	—
Derivatives	17	—
Common dividends	(1,540)	(0.05)
Common dividends on unvested shares	(28)	—
Accretion (dilution) from additional shares issued during the period and other (2)	774	(0.05)
Total net increase (decrease)	2,057	(0.01)
Book value at March 31, 2017, allocable to common shares (1)(3)	$436,268	$14.16

(1)
Per share calculations exclude unvested restricted stock, as disclosed on the consolidated balance sheet, of 592,422 shares and 400,050 shares at March 31, 2017 and December 31, 2016, respectively. The denominator for the calculation is 30,800,591 and 30,649,790 at March 31, 2017 and December 31, 2016, respectively.

(2)	Includes a net change of 192,000 shares of unvested restricted stock.

(3)	Book value allocable to common shares is calculated as total stockholders' equity of $706.4 million less preferred stock equity of $270.1 million at March 31, 2017.
Core Earnings
Beginning with the three months and year ended December 31, 2016, we use Core Earnings as a non-GAAP financial measure to evaluate our operating performance. We previously used Adjusted Funds from Operations as a non-GAAP measure of operating performance.
Core Earnings exclude the effects of certain transactions and GAAP adjustments that we believe are not indicative of our current CRE loan portfolio and other CRE related investments and operations. Core Earnings exclude income (loss) from all non-core assets, such as Commercial Finance, Middle Market Lending, Residential Mortgage Lending, legacy CRE loans and other non-CRE assets designated as assets held for sale at the initial measurement date.(1)
Core Earnings is defined as GAAP net income (loss) allocable to common shareholders, excluding (i) non-cash equity compensation expense, (ii) incentive fees payable to our external manager, (iii) unrealized gains and losses, (iv) non-cash provisions for loan losses, (v) non-cash impairments on securities, (vi) non-cash amortization of discounts or premiums associated with borrowings, (vii) net income or loss from a limited partnership interest owned at the initial measurement date, (viii) net income or loss from non-core assets,(2) (ix) real estate depreciation and amortization and (x) foreign currency gains or losses. Core Earnings may also be adjusted periodically to exclude certain one-time events pursuant to changes in GAAP and certain non-cash items.
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

(Back to Index)

(Back to Index)

The following table provides a reconciliation from GAAP net income allocable to common shares to Core Earnings for the periods presented (in thousands, except per share data):

	For the Three Months Ended
	March 31,
	2017	Per Share Data	2016	Per Share Data
Net income (loss) allocable to common shares - GAAP	$2,700	$0.09	$9,673	$0.31
Adjustment for realized (gain) loss on CRE assets	—	—	3	—
Net income (loss) allocable to common shares - GAAP, adjusted	2,700	0.09	9,676	0.31

Reconciling items from continuing operations:
Non-cash equity compensation expense	788	0.02	489	0.02
Non-cash provision for CRE loan losses	860	0.03	68	—
Non-cash amortization of discounts or premiums associated with borrowings	414	0.01	418	0.01
Income tax expense from non-core investment	1,499	0.05	—	—
Net income (loss) from limited partnership interest owned at the initial measurement date(1)	(358)	(0.01)	(273)	(0.01)
Net (income) loss from non-core assets(2)	(1,429)	(0.05)	(5,405)	(0.17)

Reconciling items from discontinued operations and CRE assets:
Net interest income on legacy CRE loans held for sale	(1,324)	(0.04)	—	—
Realized gain on liquidation of CRE loan	(6,954)	(0.23)	—	—
Net (income) loss from other non-CRE investments held for sale	(25)	—	—	—
(Income) loss from discontinued operations, net of taxes	561	0.02	(5,168)	(0.17)
Core Earnings before realized (gain) loss on CRE assets	(3,268)	(0.11)	(195)	(0.01)

Adjustment for realized gain (loss) on CRE assets	—	—	(3)	—
Core Earnings allocable to common shares	$(3,268)	$(0.11)	$(198)	$(0.01)
Weighted average common shares – diluted	30,914		31,038

Core Earnings per common share – diluted	$(0.11)		$(0.01)
(1) Initial measurement date is December 31, 2016.
(2) Non-core assets are investments and securities owned by us at the initial measurement date in (i) Commercial Finance, (ii) Middle Market Lending, (iii) Residential Mortgage Lending, (iv) legacy CRE loans designated as held for sale and (v) other non-CRE assets included in assets held for sale.

(Back to Index)

(Back to Index)

Liquidity and Capital Resources

In November 2016 the board of directors approved the Plan, pursuant to which we are focused on making CRE debt investments going forward. The Plan includes disposing of certain non-core businesses and investments and underperforming legacy CRE loans ("Identified Assets"), as well as maintaining a dividend policy based on sustainable earnings. As part of the Plan, the Identified Assets were reclassified as discontinued operations ("Discops") and/or assets held for sale ("AHFS") during the fourth quarter of 2016. The following table delineates these disposable investments by business segment and details the current net book value of the businesses and investments included in the Plan (in millions):

	Identified Assets at Plan Inception	Impairments/ Adjustments on Non-Monetized Assets (1)(2)	Impairments/ Adjustments on Monetized Assets (3)	Monetized through March 31, 2017	Net Book Value at March 31, 2017
Discops and AHFS
Legacy CRE Loans (4)	$194.7	$(18.2)	$(11.3)	$(21.3)	$143.9
Middle Market Loans	73.8	(18.6)	0.3	(15.1)	40.4
Residential Mortgage Lending Segment (5)	56.6	(1.6)	(0.6)	(12.5)	41.9
Other AHFS	5.9	0.5	—	—	6.4
Subtotal - Discops and AHFS	$331.0	$(37.9)	$(11.6)	$(48.9)	$232.6
Investments in Unconsolidated Entities	86.6	(1.5)	1.2	(13.6)	72.7
Commercial Finance Assets	62.5	(1.7)	2.7	(37.8)	25.7
Total	$480.1	$(41.1)	$(7.7)	$(100.3)	$331.0

(1)	Reflects adjustments as a result of the designation as AHFS or Discops, which occurred during the third and fourth quarters of 2016 except as noted in (2) below.

(2)	The impairment adjustment to middle market loans includes $5.4 million of fair value adjustments that occurred prior to the inception of the Plan.

(3)	Reflects adjustments as a result of the designation as AHFS or Discops, which occurred during the third and fourth quarters of 2016 except as noted in (2) above.

(4)
Legacy CRE Loans includes $118.2 million par value of loans at the inception of the Plan that were not reflected on the consolidated balance sheets until our investment in RREF CDO 2007-1 was liquidated on November 25, 2016.

(5)	Includes $15.0 million of cash and cash equivalents not classified as AHFS in the Residential Mortgage Lending segment at March 31, 2017.
For the three months ended March 31, 2017, our principal sources of liquidity were: (i) proceeds of $29.4 million from our commercial finance segment (ii) proceeds of $21.3 million from the sale of a legacy CRE loan previously classified as an asset held for sale, (iii) proceeds of $13.5 million from repayments on our CRE loan portfolio and (iv) proceeds of $4.9 million from the sale of a middle market loan that was classified as a receivable at December 31, 2016. These sources improved our liquidity position to $157.8 million at March 31, 2017. In addition, we have capital available through a CMBS term facility to help finance the purchase of CMBS securities of $78.9 million and $213.2 million combined from two CRE term facilities for the origination of CRE loans at March 31, 2017. Through March 31, 2017, we have monetized $100.3 million of the investments that were included in the Plan and expect to continue this disposition process during the remainder of 2017.
On February 27, 2012, we entered into a master repurchase and securities agreement (the "Wells CRE Facility") with Wells Fargo Bank, NA to finance the origination of CRE loans. The Wells CRE Facility has a maximum capacity of $400.0 million and a maturity date of July 21, 2018, subject to three one-year extension rights which may extend the maturity to July 21, 2021. During the three months ended March 31, 2017, we amended certain financial covenants within the Wells CRE Facility and we are in full compliance with all covenants at March 31, 2017.
On September 10, 2015, we entered into a master repurchase and securities agreement ("Morgan Stanley Facility") with Morgan Stanley Bank, NA to finance the origination of CRE loans. The Morgan Stanley Facility has a maximum capacity of $250.0 million and an initial three year term that expires on September 10, 2018 with annual one year extension options. During the three months ended March 31, 2017, we amended certain financial covenants within the Morgan Stanley Facility and we are in full compliance with all covenants at March 31, 2017.
In February 2011, we entered into a master repurchase and securities agreement ("Wells CMBS Facility") to finance the purchase of CMBS. The maximum amount of the Wells CMBS Facility is $100.0 million which we extended to March 31, 2018 during the three months ended March 31, 2017. We may enter into interest rate swaps and cap agreements for securities whose average life exceeds two years to mitigate interest rate risk under the Wells CMBS Facility. During the three months ended March 31, 2017 we amended certain financial covenants within the Wells CMBS Facility and we are in full compliance with all covenants at March 31, 2017.

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
During the past four years, we have been meeting a significant portion of our debt funding requirements for CRE loans through securitizations. We utilized securitization financing structures over that time with just in excess of $1.3 billion of mortgage loans financed during that period. We expect to derive substantial operating cash from our equity investments in the four newest securitizations, which do not have the same asset and interest coverage tests as are required by our legacy CDOs. The CRE securitizations do not have a reinvestment period; however, principal payments, for a stipulated period, may be used to purchase funding participations with respect to existing collateral held outside of the securitizations. For a limited period of time, this will allow us to recycle some capital repaid and convert the designated principal for funded companion participation acquisition cash which would otherwise be used to pay down the most senior notes and reduce leverage and potential returns within the securitization. The stipulated period expired for RCC 2014-CRE2 and RCC 2015-CRE3 in August 2016 and February 2017, respectively. The stipulated period will expire for RCC 2015-CRE4 in August 2017.
Historically, we have financed a substantial portion of our portfolio investments through CDOs and securitizations that essentially match the maturity and repricing dates of these financing vehicles with the maturities and repricing dates of our investments. We have in the past derived substantial operating cash from our equity investments in our CDOs and securitizations which, if the CDOs and securitizations fail to meet certain tests, will cease. Through March 31, 2017, we did not experience difficulty in maintaining our existing CDO and securitization financing and passed all of the critical tests required by these financings. We have called or substantially liquidated each of our remaining legacy CRE and commercial finance CDOs during 2016, which removes the requirement for us to maintain these tests going forward.
The following table sets forth the distributions made by and coverage test summaries for our securitizations for the periods presented (in thousands):

Name	Cash Distributions		Overcollateralization Cushion
	Three Months Ended March 31,	Year Ended December 31,	At March 31,	As of Initial Measurement Date
	2017	2016	2017 (1)
Apidos Cinco CDO (8)	$815	$22,627	N/A	$17,774
RREF CDO 2006-1 (6)	$—	$1,394	N/A	$24,941
RREF CDO 2007-1 (7)	$—	$1,890	N/A	$26,032
RCC CRE Notes 2013 (9)	$—	$37,759	N/A	N/A
RCC 2014-CRE2 (2)	$3,086	$12,961	$77,451	$20,663
RCC 2015-CRE3 (3)	$2,222	$10,907	$35,266	$20,313
RCC 2015-CRE4 (4)	$2,357	$11,784	$38,293	$9,397
Moselle CLO S.A. (5)	$—	$183	N/A	N/A

(1)	Overcollateralization cushion represents the amount by which the collateral held by the securitization issuer exceeds the maximum amount required.

(2)
Resource Capital Corp. 2014-CRE2 has no reinvestment period; however, principal repayments, for a period which ended in July 2016, may be designated to purchase loans held outside of the securitization that represent the funded commitments of existing collateral in the securitization that were not funded as of the date the securitization was closed. Additionally, the securitization does not contain any interest coverage test provisions.

(3)
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

(4)
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

(5)
Moselle CLO S.A. was acquired on February 24, 2014, and the reinvestment period for this securitization expired prior to the acquisition. In the fourth quarter of 2014 we began to liquidate Moselle CLO S.A. and by January 2015 all of the assets were sold.

(6)
RREF CDO 2006-1 was liquidated on April 25, 2016, and, as a result, all $65.7 million of the remaining assets, at fair value at the date of liquidation, were returned to RSO in exchange for RSO's preference shares and equity notes in the securitization.

(7)
RREF CDO 2007-1 was liquidated on November 25, 2016, and, as a result, all $130.9 million of the remaining assets, at fair value at the date of liquidation, were returned to RSO in exchange for RSO's preference shares and equity notes in the securitization.

(8)	Apidos Cinco was substantially liquidated on November 14, 2016. As a result of the liquidation, RSO received $20.4 million of cash and consolidated the remaining assets.

(9)
RCC CRE Notes 2013 was liquidated in December 2016, and, as a result, all $13.5 million of the remaining assets were returned to RSO in exchange for RSO's preference share and equity notes in the securitization. RSO also received $33.4 million in principal on its preference share and equity notes.

At April 30, 2017, our liquidity consisted of two primary sources:

•	unrestricted cash and cash equivalents of $157.3 million; and

(Back to Index)

(Back to Index)

•
$121.7 million and $85.7 million available under two term financing facilities to finance originations of CRE loans and $79.1 million available under a term financing facility to finance purchases of CMBS.

Our leverage ratio, defined as the ratio of borrowings to stockholders' equity may vary as a result of the various funding strategies we use.  At March 31, 2017 and December 31, 2016, our leverage ratio was 1.8 times and 1.9 times, respectively. The leverage ratio decline was driven primarily by the de-levering of our existing CRE securitizations and a reduction of our liabilities held for sale combined with an increase in stockholders’ equity due to earnings in excess of distributions on common stock offset by an increase in the utilization of our CRE term facilities.
Distributions
In order to maintain our qualification as a REIT and to minimize corporate-level income tax on our income, we intend to make regular quarterly distributions of all or substantially all of our net REIT taxable income to holders of our common stock.  This requirement can impact our liquidity and capital resources.
The following tables present dividends declared (on a per share basis) for the three months ended March 31, 2017 and the year ended December 31, 2016.

Common Stock
	Date Paid	Total Dividend Paid	Dividend Per Share
		(in thousands)
2017
March 31	April 27	$1,568	$0.05
2016
March 31	April 28	$13,073	$0.42
June 30	July 28	$13,051	$0.42
September 30	October 28	$13,012	$0.42
December 31	January 27, 2017	$1,550	$0.05

Preferred Stock
Series A				Series B			Series C
	Date Paid	Total Dividend Paid	Dividend Per Share	Date Paid	Total Dividend Paid	Dividend Per Share	Date Paid	Total Dividend Paid	Dividend Per Share
		(in thousands)			(in thousands)			(in thousands)
2017
March 31	May 1	$568	$0.531250	May 1	$2,859	$0.515625	May 1	$2,588	$0.539063
2016
March 31	May 2	$568	$0.531250	May 2	$2,859	$0.515625	May 2	$2,588	$0.539063
June 30	August 1	$568	$0.531250	August 1	$2,859	$0.515625	August 1	$2,588	$0.539063
September 30	October 31	$568	$0.531250	October 31	$2,859	$0.515625	October 31	$2,588	$0.539063
December 31	January 30, 2017	$568	$0.531250	January 30, 2017	$2,859	$0.515625	January 30, 2017	$2,588	$0.539063

(Back to Index)

(Back to Index)

Contractual Obligations and Commitments

	Contractual Commitments (8)
	(in thousands)
	Payments due by Period
	Total	Less than 1 year	1 - 3 years	3- 5 years	More than 5 years
CRE Securitizations	$381,168	$—	$—	$—	$381,168
Repurchase Facilities(1)	535,480	52,900	482,580	—	—
Unsecured Junior Subordinated Debentures (2)	51,548	—	—	—	51,548
6.0 % Convertible Senior Notes (3)	112,187	—	112,187	—	—
8.0 % Convertible Senior Notes (4)	96,812	—	96,812	—	—
Unfunded Commitments on CRE Loans (5)	62,449	—	62,449	—	—
Base Management Fees (6)	10,566	10,566	—	—	—
Pearlmark Mezzanine Realty Partners IV, L.P. (7)	30,249	—	—	30,249	—
Total	$1,280,459	$63,466	$754,028	$30,249	$432,716

(1)	Contractual commitments include $752,000 of interest expense accrued through March 31, 2017 on our repurchase facilities.

(2)
Contractual commitments do not include $33.5 million and $34.4 million of estimated interest expense payable through the maturity dates of June 2036 and October 2036, respectively, on our trust preferred securities.

(3)	Contractual commitments do not include $11.7 million of interest expense payable through the maturity date of December 1, 2018 on our 6.0% Convertible Senior Notes.

(4)	Contractual commitments do not include $22.7 million of interest expense payable through the maturity date of January 15, 2020 on our 8.0% Convertible Senior Notes.

(5)
Unfunded commitments on our originated CRE loans generally fall into two categories: (1) pre-approved capital improvement projects; and (2) new or additional construction costs subject, in each case, to the borrower meeting specified criteria. Upon completion of the improvements or construction, we would receive additional loan interest income on the advanced amount.

(6)
Calculated only for the next 12 months based on our calculated equity, as defined in our management agreement.  Our management agreement also provides for an incentive fee arrangement that is based on operating performance.  Because the incentive fee is not a fixed and determinable amount, it is not included in this table.

(7)
We have committed to invest up to $50.0 million in Pearlmark Mezzanine Realty Partners IV, L.P. The commitment termination date ends the earlier of when the original commitment is fully funded, or the fifth anniversary following the final closing date of June 24, 2015.

(8)	Contractual commitments on borrowings are presented net of deferred debt issuance costs and discounts.
Off-Balance Sheet Arrangements
General
At March 31, 2017, we did not maintain any relationships with unconsolidated entities or financial partnerships that were established for the purpose of facilitating off-balance sheet arrangements or contractually narrow or limited purposes, although we do have interests in unconsolidated entities not established for those purposes. Except as set forth below, at March 31, 2017, we had not guaranteed obligations of any unconsolidated entities or entered into any commitment or letter of intent to provide additional funding to any such entities.
Unfunded CRE Loan Commitments
In the ordinary course of business, we make commitments to borrowers whose loans are in our CRE loan portfolio to provide additional loan funding in the future. These commitments generally fall into two categories: (i) pre-approved capital improvement projects and (ii) new or additional construction costs. Disbursement of funds pursuant to these commitments is subject to the borrower meeting pre-specified criteria. Upon disbursement of funds, we receive loan interest income on any such advanced funds. At March 31, 2017, we had 37 loans with unfunded commitments totaling $62.4 million, of which $2.8 million will be funded by restricted cash in RCC 2015 CRE-4. We intend to fund the remaining $59.6 million through cash flow from normal operating activities and principal repayments on other loans in our portfolio. These commitments are subject to the same underwriting requirements and ongoing portfolio maintenance as are the on-balance sheet financial investments that we hold. Since these commitments may expire without being drawn upon, the total commitment amount does not necessarily represent future cash requirements.
Guarantees and Indemnifications

In the ordinary course of business, we may provide guarantees and indemnifications that contingently obligate us to make payments to the guaranteed or indemnified party based on changes in the value of an asset, liability or equity security of the

(Back to Index)

guaranteed or indemnified party. As such, we may be obligated to make payments to a guaranteed party based on another entity’s failure to perform or achieve specified performance criteria, or we may have an indirect guarantee of the indebtedness of others.

ITEM 3 .	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
At March 31, 2017, the primary component of our market risk was interest rate risk, as described below. While we do not seek to avoid risk completely, we do seek to assume risk that can be quantified from historical experience, to actively manage that risk, to earn sufficient compensation to justify assuming that risk and to maintain capital levels consistent with the risk we undertake or to which we are exposed.
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
The following sensitivity analysis tables present, at March 31, 2017 and December 31, 2016, the estimated impact on the fair value of our interest rate-sensitive investments and liabilities of changes in interest rates, assuming rates instantaneously fall 100 basis points and rise 100 basis points (in thousands, except percentages):

	March 31, 2017
	Interest rates fall 100 basis points	Unchanged	Interest rates rise 100 basis points
CMBS(1):
Fair value	$80,432	$80,211	$79,994
Change in fair value	$221	$—	$(217)
Change as a percent of fair value	0.28%	—%	(0.27)%

	December 31, 2016
	Interest rates fall 100 basis points	Unchanged	Interest rates rise 100 basis points
CMBS(1):
Fair value	$87,050	$86,751	$86,431
Change in fair value	$299	$—	$(320)
Change as a percent of fair value	0.35%	—%	(0.37)%
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
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting during the three months ended March 31, 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

(Back to Index)

(Back to Index)

PART II

ITEM 1.	LEGAL PROCEEDINGS

In September 2015, Daren Levin filed a putative class action in the United States District Court for the Southern District of New York on behalf of all persons who purchased our common stock between March 2, 2015 and August 4, 2015.  In November 2015, the Court appointed Douglas Drees as the lead plaintiff in the action, and thereafter entered a stipulation and order directing the lead plaintiff to file an amended complaint.  In February 2016, the lead plaintiff filed an amended complaint, alleging that we and certain of our officers and directors materially misrepresented certain risks of our commercial loan portfolio and processes and controls for assessing the quality of our portfolio.  Based on these allegations, the amended complaint asserts claims for violation of the securities laws and seeks a variety of relief, including unspecified monetary damages as well as costs and attorneys’ fees.  In April 2016, we filed a motion to dismiss the amended complaint, which the court denied on October 5, 2016.  The parties have now commenced discovery.  We believes the amended complaint is without merit and intends to defend itself vigorously.
              In December 2015, Josh Reaves filed a shareholder derivative suit in the Supreme Court of New York alleging that certain current and former officers and directors breached their fiduciary duties by causing us to misrepresent certain risks of its commercial loan portfolio, by failing to employ adequate internal and financial controls and by failing to disclose the alleged internal control deficiencies.  The complaint, which also asserts an unjust enrichment claim against the defendants, purports to seek relief on behalf of us for unspecified damages as well as costs and attorneys’ fees.  We believes that the plaintiff, who failed to make a pre-suit demand on the board of directors, lacks standing to assert claims derivatively on our behalf.  In April 2016, the parties entered into a stipulation staying this proceeding until such time as the court ruled on the motion to dismiss the Levin action referenced above or certain other triggering events occur. That stay has now been lifted because the motion to dismiss the Levin action was denied.

                In January 2017, Joseph Greenberg filed a shareholder derivative suit in the United States District Court for the Southern District of New York against certain of our current and former officers and directors, as well as Resource Capital Manager, Inc. and Resource America, Inc.  In addition to asserting breach of fiduciary duty and unjust enrichment claims against certain of our current and former officers and directors that are substantially similarly to those at issue in the Reaves action, the Greenberg complaint asserts three new claims on our behalf: (i) a claim under Section 14(a) of the Securities Exchange Act, based on allegations that the defendants caused us to issue misleading proxy statements between 2014 and 2015, (ii) a claim against the individual defendants for waste of corporate assets, based on allegations that the defendants caused us to pay excessive fees to Resource Capital Manager, Inc., to expend resources in defending against the Levin Action, and to pay improper compensation and bonuses to certain officers and directors, and (iii) a claim against Resource America, Inc. and Resource Capital Manager, Inc. for unjust enrichment, based on allegations that these defendants were unjustly enriched through the payment of excessive management fees.  We believe that the plaintiff, who failed to make a pre-suit demand on the board of directors, lacks standing to assert claims derivatively on the our behalf.

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

                In January 2017, James M. DeCaro, for the benefit of Charles J. DeCaro, filed a shareholder derivative suit in the United States District Court for the Southern District of New York against certain of our current and former officers and directors, as well as Resource Capital Manager, Inc. and Resource America, Inc.  The DeCaro complaint asserts a claim for breach of fiduciary duty, a claim under Section 14(a) of the Securities Exchange Act, and claims for corporate waste and unjust enrichment, all of which are substantially similar to the claims at issue in the Greenberg action.  We believe that the plaintiff, who failed to make a pre-suit demand on the board of directors, lacks standing to assert claims derivatively on our behalf.

                In February 2017, Patrick Caito filed a shareholder derivative suit in the Supreme Court of New York against certain of our current and former officers and directors, as well as Resource Capital Manager, Inc. and Resource America, Inc.  The complaint asserts breach of fiduciary duty and unjust enrichment claims that are substantially similar to those at issue in the Reaves, Greenberg, and DeCaro actions.  We believe that the plaintiff, who failed to make a pre-suit demand on the board of directors, lacks standing to assert claims derivatively on our behalf.

(Back to Index)

(Back to Index)

                In February 2017, Mark McKinney filed a shareholder derivative suit in the Southern District of New York against certain of our current and former officers and directors alleging claims under Section 14(a) of the Securities Act and for breach of fiduciary duty and unjust enrichment that are substantially similar to claims asserted in the Reaves, Greenberg, Canoles, DeCaro, and Caito actions.  Although Mr. McKinney previously made a demand on the board of directors to investigate certain of these claims, he filed suit before receiving a final response to his demand from the board, alleging that the board “functionally refused” the demand.  We believe Mr. McKinney’s action was filed prematurely, that his allegations that the demand was wrongfully refused are without merit, and that he lacks standing to assert claims derivatively on our behalf.

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

In March 2017, Dave Sherek and Robert H. Spiegel filed a shareholder derivative suit in the United States District Court for the Southern District of New York against certain of our current and former officers and directors alleging claims under Section 14(a) of the Securities Act and for breach of fiduciary duty and unjust enrichment that are substantially similar to claims asserted in the Reaves, Greenberg, Canoles, DeCaro, and Caito actions. Although Messrs. Sherek and Spiegel previously made a demand on the board of directors to investigate certain of these claims, they filed suit before receiving a final response to their demand from the board. We believes the Sherek/Speigel action was filed prematurely and that the suit is without merit.

In April 2017, Rick Sebenoler filed a shareholder derivative suit in the United States District Court for the Southern District of New York against certain of our current and former officers and directors, as well as the our Manager and Resource America.  The complaint asserts breach of fiduciary duty and unjust enrichment claims that are substantially similar to those at issue in the Reaves, Greenberg, DeCaro and Caito actions.  Although the plaintiff previously made a demand on the board of directors to investigate certain of these claims, he filed suit before receiving a final response to their demand from the board. We believe the Sebenoler action was filed prematurely and that the suit is without merit.

In April 2017, Abigail Gehan and Zachary Gehan filed a shareholder derivative suit in the United States District Court for the Southern District of New York against certain of our current and former officers and directors alleging claims under Section 14(a) of the Securities Act and for breach of fiduciary duty and unjust enrichment that are substantially similar to claims asserted in the Reaves, Greenberg, Canoles, DeCaro, and Caito actions. We believe that the plaintiff, who failed to make a pre-suit demand on the board of directors, lacks standing to assert claims derivatively on our behalf.

One of our subsidiaries is the subject of a lawsuit brought in 2014 by the purchaser of a hotel from such subsidiary. The complaint asserts breach of contract claims for non-payment of certain fees and expenses.  We believe the complaint is without merit and intends to defend ourselves vigorously.

We believe that the derivative suits pending in federal court will be consolidated into two actions distinguished by whether the plaintiff filed a pre-suit demand or not.   The plaintiffs in the derivative suits pending in state court have filed motions to consolidate those matters and appoint a lead counsel and the defendants have filed motions to stay those state court actions in favor of the federal court actions.
PCM is a party to various claims and legal proceedings at various times. If PCM believes that a loss arising from any of these matters is probable and can be reasonably estimated, the loss is recorded. Currently, the only litigation involving PCM is related to claims for repurchases or indemnifications on loans that PCM has sold to investors.  Such claims are included in the reserve for mortgage repurchases and indemnifications. The reserve for mortgage repurchases and indemnifications was $4.6 million and $4.8 million as of March 31, 2017 and December 31, 2016, respectively.
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

(Back to Index)

(Back to Index)

The maximum exposure to credit loss in the event of an indemnification or loan repurchase would be the unpaid principal balance of the loan along with any premium paid by the investor when the loan was purchased, accrued but unpaid interest and other minor cost reimbursements.  This maximum exposure is at least partially mitigated by the value of the collateral underlying the mortgage loan.
At March 31, 2017, outstanding demands for indemnification, repurchase or make whole payments totaled approximately $11.0 million.
The most significant remaining demands against PCM are from Lehman Brothers Holding, Inc. ("LBHI"), which filed suit against PCM and approximately 145 sellers on February 3, 2016 alleging breaches of representations and warranties made on loans sold to LBHI. The repurchase claims asserted by LBHI relate to loans sold to LBHI that were subsequently sold by LBHI to either FNMA or FHLMC.  PCM has established a reserve for these asserted claims at March 31, 2017.  PCM sold additional loans to LBHI that were subsequently securitized and sold as residential MBS (RMBS) by LBHI.  Claims have been asserted by the RMBS investors against LBHI but no amounts have been paid by LBHI and no claims have been asserted by LBHI against PCM.  No reserve has been established by PCM at March 31, 2017 for potential future claims related to loans sold to and securitized by LBHI.  PCM intends to defend the actions vigorously.

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
99.6
Agreement and Plan of Merger dated as of May 22, 2016 by and among Resource America, Inc., C-III Capital Partners LLC, and Regent Acquisition Inc. (included as Exhibit A to the Letter Agreement referred in Exhibit 10.7) (31)

99.7	Federal Income Tax Consequences of our Qualification as a REIT. (33)
101	Interactive Data Files.

(Back to Index)

(Back to Index)

(1)	Filed previously as an exhibit to the Company’s registration statement on Form S-11, Registration No. 333-126517.
(2)	Filed previously as an exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2006.
(3)	Filed previously as an exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2006.
(4)	Filed previously as an exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2013.
(5)	Filed previously as an exhibit to the Company’s Current Report on Form 8-K filed on June 26, 2014.
(6)	Filed previously as an exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2009.
(7)	Filed previously as an exhibit to the Company’s Proxy Statement filed on April 16, 2014.
(8)	Filed previously as an exhibit to the Company’s Registration Statement on Form S-11 (File No. 333-132836).
(9)	Filed previously as an exhibit to the Company’s Registration Statement on Form 8-A filed on June 9, 2014.
(10)	Filed previously as an exhibit to the Company’s Annual Report on Form 10-K for the year ended December 31, 2010.
(11)	Filed previously as an exhibit to the Company’s Current Report on Form 8-K filed on March 2, 2011.
(12)	Filed previously as an exhibit to the Company’s Current Report on Form 8-K filed on February 4, 2014.
(13)	Filed previously as an exhibit to the Company’s Annual Report on Form 10-K for the year ended December 31, 2012 filed on March 18, 2013.
(14)	Filed previously as an exhibit to the Company’s Current Report on Form 8-K filed on March 2, 2012.
(15)	Filed previously as an exhibit to the Company’s Current Report on Form 8-K filed on June 13, 2012.
(16)	Filed previously as an exhibit to the Company’s registration statement on Form 8-A filed on June 8, 2012.
(17)	Filed previously as an exhibit to the Company’s Current Report on Form 8-K filed on June 29, 2012.
(18)	Filed previously as an exhibit to the Company's Registration Statement on Form 8-A filed on September 28, 2012.
(19)	Filed previously as an exhibit to the Company's Current Report on Form 8-K filed on September 23, 2014.
(20)	Filed previously as an exhibit to the Company's Current Report on Form 8-K filed on January 13, 2015.
(21)	Filed previously as an exhibit to the Company's Current Report on Form 8-K filed on October 1, 2012.
(22)	Filed previously as an exhibit to the Company Current Report on Form 8-K filed on March 19, 2013.
(23)	Filed previously as an exhibit to the Company's Current Report on Form 8-K filed on April 8, 2013.
(24)	Filed previously as an exhibit to the Company's Current Report on Form 8-K filed on July 25, 2013.
(25)	Filed previously as an exhibit to the Company's Current Report on Form 8-K filed on October 21, 2013.
(26)	Filed previously as an exhibit to the Company's Current Report on Form 8-K filed on November 20, 2014.
(27)	Filed previously as an exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2014.
(28)	Filed previously as an exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2015.
(29)	Filed previously as an exhibit to the Company's Current Report on Form 8-K filed on September 1, 2015.
(30)	Filed previously as an exhibit to the Company's Current Report on Form 8-K filed on September 16, 2015.
(31)	Filed previously as an exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2016.
(32)	Filed previously as an exhibit to the Company's Current Report on Form 8-K filed on August 5, 2016.
(33)	Filed previously as an exhibit to the Company's Annual Report on Form 10-K for the year ended December 31, 2016.

(Back to Index)

(Back to Index)

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

RESOURCE CAPITAL CORP.
(Registrant)

May 10, 2017	By:	/s/ Robert C. Lieber
Robert C. Lieber
Chief Executive Officer

May 10, 2017	By:	/s/ David J. Bryant
David J. Bryant
Senior Vice President
Chief Financial Officer and Treasurer

May 10, 2017	By:	/s/ Eldron C. Blackwell
Eldron C. Blackwell
Vice President
Chief Accounting Officer

(Back to Index)