Form 10-Q
period 2017-06-30
Resource Capital Corp.
filed 2017-08-08
CIK 1332551

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2017
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  ☐ Yes ☑ No
The number of outstanding shares of the registrant’s common stock on August 4, 2017 was 31,388,212 shares.

(Back to Index)

RESOURCE CAPITAL CORP. AND SUBSIDIARIES
INDEX TO QUARTERLY REPORT
ON FORM 10-Q

(Back to Index)

(Back to Index)

PART I
ITEM 1.    FINANCIAL STATEMENTS
RESOURCE CAPITAL CORP. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share data)

	June 30, 2017	December 31, 2016
	(unaudited)
ASSETS (1)
Cash and cash equivalents	$102,733	$116,026
Restricted cash	1,286	3,399
Interest receivable	6,333	6,404
CRE loans, pledged as collateral and net of allowances of $4.7 million and $3.8 million	1,250,991	1,286,278
Loans held for sale	38	1,007
Principal paydowns receivable	87,550	19,280
Investment securities, trading	171	4,492
Investment securities available-for-sale, including securities pledged as collateral of $82.9 million and $97.5 million	116,395	124,968
Investments in unconsolidated entities	57,165	87,919
Derivatives, at fair value	75	647
Direct financing leases, net of allowances of $0.7 million and $0.5 million	189	527
Intangible assets	—	213
Other assets	10,186	14,673
Deferred tax asset, net	4,240	4,255
Assets held for sale (amount includes $79.6 million and $158.2 million of legacy CRE loans held for sale in continuing operations, see Note 22)	276,931	383,455
Total assets	$1,914,283	$2,053,543
LIABILITIES (2)
Accounts payable and other liabilities	$2,787	$4,480
Management fee payable - related party	876	1,318
Accrued interest expense	4,872	4,979
Borrowings	1,069,339	1,191,456
Distributions payable	5,577	5,560
Derivatives, at fair value	484	97
Liabilities held for sale (see Note 22)	126,376	142,563
Total liabilities	1,210,311	1,350,453
EQUITY
Preferred stock, par value $0.001: 10,000,000 shares authorized 8.50% Series A cumulative redeemable preferred shares, liquidation preference $25.00 per share; 1,069,016 and 1,069,016 shares issued and outstanding	1	1
Preferred stock, par value $0.001: 10,000,000 shares authorized 8.25% Series B cumulative redeemable preferred shares, liquidation preference $25.00 per share; 5,544,579 and 5,544,579 shares issued and outstanding	6	6
Preferred stock, par value $0.001: 10,000,000 shares authorized 8.625% Series C cumulative redeemable preferred shares, liquidation preference $25.00 per share; 4,800,000 and 4,800,000 shares issued and outstanding	5	5
Common stock, par value $0.001: 125,000,000 shares authorized; 31,388,953 and 31,050,020 shares issued and outstanding (including 555,658 and 400,050 unvested restricted shares)	31	31
Additional paid-in capital	1,219,982	1,218,352
Accumulated other comprehensive income	500	3,081
Distributions in excess of earnings	(515,148)	(517,177)
Total Resource Capital Corp. stockholders’ equity	705,377	704,299
Non-controlling interests	(1,405)	(1,209)
Total equity	703,972	703,090
TOTAL LIABILITIES AND EQUITY	$1,914,283	$2,053,543

(Back to Index)

(Back to Index)

RESOURCE CAPITAL CORP. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS - (Continued)
(in thousands, except share and per share data)

	June 30, 2017	December 31, 2016
	(unaudited)
(1) Assets of consolidated variable interest entities ("VIEs") included in total assets above:
Restricted cash	$626	$3,308
Interest receivable	2,431	3,153
CRE loans, pledged as collateral and net of allowances of $0.8 million and $0.8 million	558,142	747,726
Loans held for sale	38	1,007
Principal paydowns receivable	20,500	5,820
Investment securities available-for-sale, including securities pledged as collateral	—	369
Other assets	31	58
Total assets of consolidated VIEs	$581,768	$761,441

(2) Liabilities of consolidated VIEs included in total liabilities above:
Accounts payable and other liabilities	$109	$133
Accrued interest expense	405	519
Borrowings	305,214	480,103
Total liabilities of consolidated VIEs	$305,728	$480,755

The accompanying notes are an integral part of these statements

(Back to Index)

(Back to Index)

RESOURCE CAPITAL CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except share and per share data)
(unaudited)

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2017	2016	2017	2016
REVENUES
Interest income:
CRE loans	$21,841	$21,821	$43,374	$42,802
Securities	1,329	4,291	3,637	9,089
Interest income - other	465	2,296	2,095	3,533
Total interest income	23,635	28,408	49,106	55,424
Interest expense	14,347	13,446	28,601	26,748
Net interest income	9,288	14,962	20,505	28,676
Dividend income	20	18	39	35
Fee income	944	762	1,853	1,334
Total revenues	10,252	15,742	22,397	30,045
OPERATING EXPENSES
Management fees - related party	2,638	3,099	5,318	7,136
Equity compensation - related party	734	1,352	1,522	1,841
General and administrative	3,580	3,811	7,443	7,453
Depreciation and amortization	32	361	100	870
Impairment losses	—	—	177	—
Provision for loan and lease losses	131	147	1,130	77
Total operating expenses	7,115	8,770	15,690	17,377

	3,137	6,972	6,707	12,668
OTHER INCOME (EXPENSE)
Equity in (losses) earnings of unconsolidated entities	(118)	2,696	243	4,918
Net realized and unrealized gain on sales of investment securities available-for-sale and loans and derivatives	9,478	1,634	17,084	2,487
Net realized and unrealized (loss) gain on investment securities, trading	(50)	183	(961)	328
Fair value adjustments on financial assets held for sale	79	—	58	—
Other income (expense)	17	38	85	(22)
Total other income	9,406	4,551	16,509	7,711

INCOME (LOSS) FROM CONTINUING OPERATIONS BEFORE TAXES	12,543	11,523	23,216	20,379
Income tax benefit (expense)	25	(615)	(1,474)	(619)
NET INCOME FROM CONTINUING OPERATIONS	12,568	10,908	21,742	19,760
NET LOSS FROM DISCONTINUED OPERATIONS, NET OF TAX	(4,184)	(6,379)	(4,745)	(1,211)
NET INCOME	8,384	4,529	16,997	18,549

The accompanying notes are an integral part of these statements

(Back to Index)

(Back to Index)

RESOURCE CAPITAL CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS - (Continued)
(in thousands, except share and per share data)
(unaudited)

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2017	2016	2017	2016
Net income allocated to preferred shares	(6,015)	(6,014)	(12,029)	(12,062)
Carrying value in excess of consideration paid for preferred shares	—	(111)	—	1,500
Net loss allocable to non-controlling interests, net of taxes	95	60	196	150
NET INCOME (LOSS) ALLOCABLE TO COMMON SHARES	$2,464	$(1,536)	$5,164	$8,137
NET INCOME (LOSS) PER COMMON SHARE – BASIC
CONTINUING OPERATIONS	$0.22	$0.16	$0.32	$0.31
DISCONTINUED OPERATIONS	$(0.14)	$(0.21)	$(0.15)	$(0.04)
TOTAL NET INCOME (LOSS) PER COMMON SHARE - BASIC	$0.08	$(0.05)	$0.17	$0.27
NET INCOME (LOSS) PER COMMON SHARE – DILUTED
CONTINUING OPERATIONS	$0.22	$0.16	$0.32	$0.30
DISCONTINUED OPERATIONS	$(0.14)	$(0.21)	$(0.15)	$(0.04)
TOTAL NET INCOME (LOSS) PER COMMON SHARE - DILUTED	$0.08	$(0.05)	$0.17	$0.26
WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING - BASIC	30,820,442	30,410,451	30,786,527	30,505,428
WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING - DILUTED	31,020,926	30,410,451	30,967,840	30,724,272

The accompanying notes are an integral part of these statements

(Back to Index)

(Back to Index)

RESOURCE CAPITAL CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(in thousands)
(unaudited)

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2017	2016	2017	2016
Net income	$8,384	$4,529	$16,997	$18,549
Other comprehensive income (loss):
Reclassification adjustment for realized gains on available-for-sale securities included in net income	(1,179)	(897)	(1,179)	(596)
Unrealized (losses) gains on investment securities, available-for-sale, net	(1,628)	3,518	(1,494)	2,200
Reclassification adjustments associated with unrealized losses (gains) from interest rate hedges included in net income	75	(116)	92	(55)
Unrealized gains on derivatives, net	—	90	—	117
Total other comprehensive (loss) income	(2,732)	2,595	(2,581)	1,666
Comprehensive income before allocation to non-controlling interests and preferred shares	5,652	7,124	14,416	20,215
Net loss allocable to non-controlling interests, net of taxes	95	60	196	150
Net income allocated to preferred shares	(6,015)	(6,014)	(12,029)	(12,062)
Carrying value in excess of consideration paid for preferred shares	—	(111)	—	1,500
Comprehensive (loss) income allocable to common shares	$(268)	$1,059	$2,583	$9,803

The accompanying notes are an integral part of these statements

(Back to Index)

(Back to Index)
RESOURCE CAPITAL CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CHANGES IN EQUITY
FOR THE SIX MONTHS ENDED JUNE 30, 2017
(in thousands, except share and per share data)
(unaudited)

	Common Stock		Preferred Shares - Series A	Preferred Shares - Series B	Preferred Shares - Series C	Additional Paid-In Capital	Accumulated Other Comprehensive (Loss) Income	Retained Earnings	Distributions in Excess of Earnings	Total Stockholders' Equity	Non-Controlling Interests	Total Equity
	Shares	Amount
Balance, January 1, 2017	31,050,020	$31	$1	$6	$5	$1,218,352	$3,081	$—	$(517,177)	$704,299	$(1,209)	$703,090
Offering costs	—	—	—	—	—	(31)	—	—	—	(31)	—	(31)
Stock based compensation	368,054	—	—	—	—	—	—	—	—	—	—	—
Amortization of stock based compensation	—	—	—	—	—	1,743	—	—	—	1,743	—	1,743
Purchase and retirement of common shares	(9,323)	—	—	—	—	(82)	—	—	—	(82)	—	(82)
Forfeiture of unvested stock	(19,798)	—	—	—	—	—	—	—	—	—	—	—
Net income (loss)	—	—	—	—	—	—	—	17,193	—	17,193	(196)	16,997
Preferred dividends	—	—	—	—	—	—	—	(12,029)	—	(12,029)	—	(12,029)
Securities available-for-sale, fair value adjustment, net	—	—	—	—	—	—	(2,673)	—	—	(2,673)	—	(2,673)
Designated derivatives, fair value adjustment	—	—	—	—	—	—	92	—	—	92	—	92
Distributions on common stock	—	—	—	—	—	—	—	(5,164)	2,029	(3,135)	—	(3,135)
Balance, June 30, 2017	31,388,953	$31	$1	$6	$5	$1,219,982	$500	$—	$(515,148)	$705,377	$(1,405)	$703,972

The accompanying notes are an integral part of these statements

(Back to Index)

(Back to Index)

RESOURCE CAPITAL CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	For the Six Months Ended
	June 30,
	2017	2016
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income from continuing operations	$21,742	$19,760
Net loss from discontinued operations, net of tax	(4,745)	(1,211)
Net income	16,997	18,549
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Provision for loan and lease losses	1,130	77
Depreciation, amortization and accretion	671	(5,326)
Amortization of stock-based compensation	1,522	1,841
Sale of and principal payments on syndicated corporate loans held for sale	1,076	—
Sale of and principal payments on securities, trading, net	4,493	140
Net realized and unrealized loss (gain) on investment securities, trading	961	(328)
Net realized and unrealized gain on sales of investment securities available-for-sale and loans and derivatives	(17,084)	(2,487)
Fair value adjustments on financial assets held for sale	(58)	—
Loss on sale of real estate	—	3
Settlement of derivative instruments	—	(72)
Impairment losses	177	—
Equity in net earnings of unconsolidated entities	(243)	(4,918)
Return on investment in unconsolidated entity	6,292	—
Changes in operating assets and liabilities	(930)	1,271
Net cash provided by continuing operating activities	15,004	8,750
Net cash provided by (used in) discontinued operating activities	25,275	(55,685)
Net cash provided by (used in) operating activities	40,279	(46,935)

CASH FLOWS FROM INVESTING ACTIVITIES:
Decrease in restricted cash	2,454	15,727
Deconsolidation of VIEs (1)	—	(472)
Origination and purchase of loans	(207,672)	(84,441)
Principal payments received on loans and leases	267,714	123,768
Proceeds from sale of loans	—	76
Purchase of securities available-for-sale	(14,598)	(6,537)
Principal payments on securities available-for-sale	17,659	29,827
Proceeds from sale of securities available-for-sale	13,588	—
Acquisition of legacy collateralized debt obligation assets	—	(7,511)
Return of capital from unconsolidated entities	7,911	9,530
Proceeds from sale of an investment in unconsolidated entity	16,159	—
Settlement of derivative instruments	(696)	(50)
Purchase of furniture and fixtures	—	(28)
Net cash provided by continuing investing activities	102,519	79,889
Net cash provided by discontinued investing activities	2,621	50,414
Net cash provided by investing activities	105,140	130,303

CASH FLOWS FROM FINANCING ACTIVITIES:
Net proceeds from issuances of common stock and dividend reinvestment and stock purchase plan (net of offering costs of $31 and $0)	(31)	68
Repurchase of common stock	(82)	(7,914)
Repurchase of preferred shares	—	(3,359)
Net proceeds (borrowings) from repurchase agreements	50,449	57,522
Payments on borrowings:
Securitizations	(177,817)	(119,810)
Payment of debt issuance costs	(3)	(39)
Distributions paid on preferred stock	(12,029)	(12,130)
Distributions paid on common stock	(3,118)	(26,347)
Net cash used in continuing financing activities	(142,631)	(112,009)
Net cash (used in) provided by discontinued financing activities	(16,081)	15,052
Net cash (used in) provided by financing activities	(158,712)	(96,957)
NET DECREASE IN CASH AND CASH EQUIVALENTS	(13,293)	(13,589)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	116,026	78,756
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$102,733	$65,167
SUPPLEMENTAL DISCLOSURE:
Interest expense paid in cash	$25,139	$28,786
Income taxes paid in cash	$515	$6,240

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

(Back to Index)

(Back to Index)

RESOURCE CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2017
(unaudited)

NOTE 1 - ORGANIZATION
Resource Capital Corp. and its subsidiaries (collectively the "Company") is primarily focused on originating, holding and managing commercial mortgage loans and other commercial real estate ("CRE") related debt investments.  Historically, the Company has also made other commercial finance investments. The Company's investment activities are managed by Resource Capital Manager, Inc. ("Manager") pursuant to a management agreement.  The Manager is an indirect wholly-owned subsidiary of Resource America, Inc. ("Resource America") (formerly traded on NASDAQ: REXI).  On September 8, 2016, Resource America was acquired by C-III Capital Partners LLC ("C-III"), a leading CRE investment management and services company engaged in a broad range of activities, including primary and special loan servicing, loan origination, fund management, collateralized debt obligation ("CDO") management, principal investment, zoning due diligence, investment sales and multifamily property management. As part of the transaction, C-III took over control of the Company's Manager and became the beneficial owner of approximately 2.3% of the Company’s outstanding common shares at June 30, 2017.

In November 2016, the Company received approval from its board of directors to execute a strategic plan (the "Plan") to focus its strategy on CRE debt investments. The Plan contemplates disposing of certain legacy CRE loans, exit underperforming non-core asset classes and establishing a dividend policy based on sustainable earnings. Legacy CRE loans are loans originated prior to 2010. The Company reclassified the residential mortgage and middle market lending segments' assets and liabilities as held for sale in the fourth quarter of 2016. As a result of the reclassification, these segments are reported as discontinued operations and have been excluded from continuing operations.
The following subsidiaries are consolidated in the Company’s financial statements:

•
RCC Real Estate, Inc. ("RCC Real Estate") holds real estate investments, including CRE loans, CRE related securities and historically has held direct investments in real estate.  RCC Real Estate owns 100% of the equity of the following variable interest entities ("VIE"):

◦
Resource Real Estate Funding CDO 2006-1, Ltd. ("RREF CDO 2006-1"), a Cayman Islands limited liability company and qualified real estate investment trust ("REIT") subsidiary ("QRS").  RREF CDO 2006-1 was established to complete a CDO issuance secured by a portfolio of CRE loans and commercial mortgage-backed securities ("CMBS"). This entity was deconsolidated at January 1, 2016 and the retained investment is accounted for as an investment security available-for-sale in the Company's consolidated financial statements. On April 25, 2016, RREF CDO 2006-1 was liquidated and, in exchange for the Company's interests in RREF CDO 2006-1, the remaining assets of the CDO were distributed to the Company, comprised of investment securities available-for-sale and CRE loans held for investment, which were recorded at fair value.

◦
Resource Real Estate Funding CDO 2007-1, Ltd. ("RREF CDO 2007-1"), a Cayman Islands limited liability company and QRS.  RREF CDO 2007-1 was established to complete a CDO issuance secured by a portfolio of CRE loans and CMBS. This entity was deconsolidated at January 1, 2016 and the retained investment is now accounted for as an investment security available-for-sale in the Company's consolidated financial statements. On November 25, 2016, RREF CDO 2007-1 was liquidated and, in exchange for the Company's interests in RREF CDO 2007-1, the remaining assets of the CDO were distributed to the Company, comprised of investment securities available-for-sale and CRE loans held for investment, which were recorded at fair value.

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

(Back to Index)

(Back to Index)

RESOURCE CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
JUNE 30, 2017
(unaudited)

•
RCC Commercial, Inc. ("RCC Commercial") holds a 29.6% investment in NEW NP, LLC ("NEW NP, LLC"), a Delaware limited liability company that holds syndicated corporate loan investments and one directly originated middle market loan. RCC Commercial owns 100% of the equity of the following VIE:

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

•
RCC Commercial II, Inc. ("Commercial II") holds investments in structured notes and investments in the subordinated notes of foreign, syndicated corporate loan collateralized loan obligation ("CLO") vehicles.  Commercial II owns 100%, 68.3% and 88.6%, respectively, of the equity of the following VIEs:

◦
Apidos Cinco CDO, Ltd. ("Apidos Cinco CDO"), a Cayman Islands limited liability company and TRS, was established to complete a CDO issuance secured by a portfolio of syndicated corporate loans, ABS and corporate bonds. This entity was deconsolidated at January 1, 2016 and the retained investment is now accounted for as an investment security available-for-sale. In November 2016, the Company liquidated Apidos Cinco CDO and, as a result, substantially all of the assets were sold. The remaining assets were consolidated by the Company upon liquidation and are marked at fair value.

◦	Whitney CLO I Ltd. ("Whitney CLO I"), a Cayman Islands limited liability company and TRS. In September 2013, Whitney CLO I liquidated and, as a result, all of the assets were sold.

◦
Moselle CLO S.A. ("Moselle CLO"), incorporated in Luxembourg, is a CLO issuer whose assets consisted of European senior secured loans, U.S. senior secured loans, U.S. senior unsecured loans, U.S. second lien loans, European mezzanine loans, and a limited amount of synthetic securities and other eligible debt obligations. In December 2014, Moselle CLO liquidated and, as a result, substantially all of the assets were sold.

•	RCC Commercial III, Inc. ("Commercial III") holds syndicated corporate loan investments. Commercial III owns 90% of the equity of the following VIE:

◦
Apidos CDO I, Ltd. ("Apidos CDO I"), a Cayman Islands limited liability company and TRS was established to complete a CDO issuance secured by a portfolio of syndicated corporate loans and ABS. In October 2014, the Company liquidated Apidos CLO I and, as a result, substantially all of the assets were sold.

•	RSO EquityCo, LLC owned 10% of the equity of Apidos CDO I and 10% of the equity of Apidos CLO VIII, Ltd. ("Apidos CLO VIII"), a Cayman Islands limited liability company and TRS.

•	RCC Residential Portfolio, Inc. ("RCC Resi Portfolio"), a Delaware corporation directly owned by the Company, which invests in residential mortgage-backed securities ("RMBS").

•
RCC Residential Portfolio TRS, Inc. ("RCC Resi TRS"), a TRS directly owned by the Company, is a Delaware corporation which was formed to hold strategic residential mortgage positions which could not be held by RCC Resi Portfolio. RCC Resi TRS also owns 100% of the equity, unless otherwise stated, in the following:

◦
Primary Capital Mortgage, LLC ("PCM"), (formerly known as Primary Capital Advisors, LLC), a limited liability company that originates and services residential mortgage loans. In November 2016, PCM's operations were reclassified to discontinued operations. In June 2017, PCM disposed of certain assets and liabilities related to originating, acquiring, processing, underwriting, funding and closing of residential mortgage loans pursuant to an asset purchase agreement. See Note 22 for further discussion.

◦	RCM Global Manager LLC ("RCM Global Manager"), a Delaware limited liability company, owns 8.7% of the following entity:

▪
RCM Global LLC ("RCM Global"), a Delaware limited liability company, holds a portfolio of investment securities available-for-sale. This entity was deconsolidated at January 1, 2016 and the retained investment is now accounted for as an equity method investment.

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
JUNE 30, 2017
(unaudited)

*	RCC Opp Trust, a Delaware statutory trust, which was formed to hold a portfolio of residential mortgage loans, available-for-sale.

◦
Resource TRS III, LLC ("Resource TRS III"), formerly Resource TRS III, Inc., a TRS directly owned by the Company, held the Company’s interests in a syndicated corporate loan CDO originated by the Company.  Resource TRS III also previously owned 33% of the equity of Apidos CLO VIII, which was liquidated in October 2013.

◦
Resource TRS IV, LLC ("Resource TRS IV"), formerly Resource TRS IV, Inc., a TRS directly owned by the Company, held the Company's equity investment in hotel condominium units acquired in conjunction with a loan foreclosure. The hotel condominium units were sold in April 2014.

◦
Resource TRS V, LLC ("Resource TRS V"), formerly Resource TRS V, Inc., a TRS directly owned by the Company, held the Company's equity investment in a held for sale condominium complex. All of the condominium units were sold at December 31, 2013.

◦	Long Term Care Conversion Funding, LLC ("LTCC Funding"), a New York limited liability company, which provides funding through a financing facility to fund the acquisition of life settlement contracts.

◦
Life Care Funding, LLC ("LCF"), a New York limited liability company, is a joint venture between RCC Resi TRS, which owns a 70.9% equity interest, and Life Care Funding Group Partners. LCF was established for the purpose of acquiring life settlement contracts. As part of the Company's Plan to exit underperforming non-core businesses, the assets and liabilities of LCF were reclassified to held for sale status at December 31, 2016. In July 2017, the Company purchased the balance of the outstanding membership interests of LCF, therefore becoming a single member LLC.

◦
ZWH4, LLC ("ZAIS"), a Delaware limited liability company, owned a beneficial interest in the warehouse credit facility of ZAIS CLO 4, Limited, a Cayman Islands exempted limited liability company, in equity form, that is used to finance the purchase of syndicated corporate loans. The warehouse credit facility closed on May 5, 2016, at which time, Resource TRS III purchased a beneficial interest in ZAIS CLO 4, which was sold in November 2016.

◦	Resource TRS, LLC, a Delaware limited liability company, holds a 25.8% investment in NEW NP, LLC.

◦
RCC TRS, LLC ("Resource TRS"), formerly Resource TRS, Inc., holds the Company’s equity investment in a leasing company and holds all of its investment securities, trading (through both direct and indirect investments in such securities). Resource TRS also owns equity in the following:

▪
NEW NP, LLC holds syndicated corporate loan investments and the Company's self-originated middle market loans. Resource TRS owns 44.6% of the equity in NEW NP, LLC at June 30, 2017. An additional 29.6% of the equity is owned by RCC Commercial. NEW NP, LLC owned 100% of Northport TRS, LLC, a Delaware limited liability company, which held middle market loans. NEW NP, LLC sold its interest in Northport TRS, LLC on August 4, 2016. In November 2016, NEW NP, LLC's operations were reclassified to discontinued operations. See Note 22 for further discussion.

▪
Pelium Capital Partners, L.P. ("Pelium Capital"), a Delaware limited partnership, which holds investment securities, trading. Resource TRS owns 80.2% of the equity in Pelium Capital at June 30, 2017. This entity was deconsolidated at January 1, 2016 and the retained investment is now accounted for as an equity method investment (see Note 2).

◦
Resource Capital Asset Management LLC ("RCAM"), a Delaware limited liability company, which was entitled to collect senior, subordinated, and incentive fees related to CLO issuers to which it provided management services through CVC Credit Partners, L.P. ("CVC Credit Partners"), formerly Apidos Capital Management ("ACM"), a subsidiary of CVC Capital Partners SICAV-FIS, S.A., a private equity firm ("CVC").  Resource America owns a 24% interest in CVC Credit Partners.

On July 1, 2016, the Company underwent an internal tax restructuring in order to reduce the costs associated with ownership of multiple legal entities, simplify its overall legal entity structure, ease deployment of cash throughout the business for operations and opportunities and consolidate operations into one centralized entity or group of entities. As a result of this tax restructuring, several of the Company’s directly owned subsidiaries converted from corporations to single member LLCs. Also, the following directly owned subsidiaries of the Company merged into RCC Resi TRS and were dissolved upon the restructuring: Long Term Care Conversion, Inc. ("LTCC"), Resource TRS II, Inc. ("Resource TRS II") and RCC Residential, Inc. ("RCC Residential").

(Back to Index)

(Back to Index)

RESOURCE CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
JUNE 30, 2017
(unaudited)

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Principles of Consolidation
The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America ("GAAP") and the accounting policies set forth in Note 2 included in the Company's annual report on Form 10-K for the year ended December 31, 2016. The consolidated financial statements include the accounts of the Company. All intercompany transactions and balances have been eliminated.
Basis of Presentation
All adjustments necessary to present fairly the Company’s financial position, results of operations and cash flows have been made.
Cash and Cash Equivalents
Cash and cash equivalents include cash on hand and all highly liquid investments with original maturities of three months or less at the time of purchase. At June 30, 2017 and December 31, 2016, approximately $97.5 million and $111.6 million, respectively, of the reported cash balances exceeded the Federal Deposit Insurance Corporation deposit insurance limit of $250,000 per institution. However, all of the Company's cash deposits are held at multiple, established financial institutions to minimize credit risk exposure.
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
Income Taxes
Due to changes in management’s focus regarding the non-CRE businesses, the Company’s forecasted taxable income continues to be insufficient to completely realize the tax benefits of the gross deferred tax asset of $61.4 million (tax effected $17.3 million) at June 30, 2017. The Company believes it will be able to utilize up to $28.3 million of the gross deferred tax asset prior to its expiration. Therefore, a gross valuation allowance of $33.0 million (tax effected $13.1 million) has been recorded against the deferred tax asset at June 30, 2017. Management will continue to evaluate the Company's ability to realize the tax benefits associated with deferred tax assets by analyzing forecasted taxable income using both historical and projected future operating results, the reversal of existing temporary differences, taxable income in prior carry back years (if permitted) and the availability of tax planning strategies.
Recent Accounting Standards
In May 2017, the FASB issued guidance to clarify which changes to the terms or conditions of a share-based payment award require an entity to apply modification accounting. Modification accounting should be applied unless all of the following three criteria are met: (i) the fair value of the modified award is the same as the fair value of the original award immediately before the original award is modified; (ii) the vesting conditions of the modified award are the same as the vesting conditions of the original award immediately before the original award is modified; (iii) the classification of the modified award as an equity instrument or a liability instrument is the same as the classification of the original award immediately before the original award is modified. The guidance is effective for annual reporting periods beginning after December 15, 2017, and interim periods within that reporting period. Early adoption is permitted. The Company is in the process of evaluating the impact of this new guidance.
In January 2017, the FASB issued guidance to add the SEC Staff Announcement "Disclosure of the Impact that Recently Issued Accounting Standards will have on the Financial Statements of a Registrant when such Standards are Adopted in a Future Period (in accordance with Staff Accounting Bulletin Topic 11.M)." The announcement applies to the May 2014 guidance on

(Back to Index)

(Back to Index)

RESOURCE CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
JUNE 30, 2017
(unaudited)

revenue recognition from contracts with customers, the February 2016 guidance on leases and the June 2016 guidance on how credit losses for most financial assets and certain other instruments that are measured at fair value through net income are determined. The announcement provides the SEC staff view that a registrant should evaluate certain recent accounting standards that have not yet been adopted to determine appropriate financial statement disclosures about the potential material effects of those recent accounting standards. If a registrant does not know or cannot reasonably estimate the impact that adoption of the recent accounting standards referenced in this announcement is expected to have on the financial statements, then the registrant should make a statement to that effect and consider the additional qualitative financial statement disclosures to assist the reader in assessing the significance of the impact that the recent accounting standards will have on the financial statements of the registrant when adopted. The Company has not completed its assessment under the new guidance on revenue recognition from contracts with customers, however, it expects to identify similar performance obligations as currently identified; therefore, the Company does not expect a material impact upon the application of this guidance. The Company is currently evaluating the impact of this guidance on leases and the measurement of credit losses on financial instruments and its impact on its consolidated financial statements.
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
JUNE 30, 2017
(unaudited)

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
JUNE 30, 2017
(unaudited)

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
Consolidated VIEs (the Company is the primary beneficiary)
Based on management’s analysis, the Company is the primary beneficiary of seven VIEs at June 30, 2017 and December 31, 2016: Apidos CDO I, Apidos CDO III, Apidos Cinco CDO, Whitney CLO I, RCC 2014-CRE2, RCC 2015-CRE3 and RCC 2015-CRE4 (collectively the "Consolidated VIEs"). The Consolidated VIEs were formed on behalf of the Company to invest in real estate-related securities, CMBS, property available-for-sale, syndicated corporate loans, corporate bonds and asset-backed securities and were financed by the issuance of debt securities. The Manager manages the CRE related entities on behalf of the Company, and CVC Credit Partners manages the commercial finance-related entities on behalf of the Company. By financing these assets with long-term borrowings through the issuance of bonds, the Company seeks to generate attractive risk-adjusted equity returns and to match the term of its assets and liabilities. The primary beneficiary determination for each of these VIEs was made at each VIE’s inception and is continually assessed. All of the Company's VIEs were reevaluated under the revised consolidation model effective for the Company on January 1, 2016.
On November 14, 2016, the Company substantially liquidated Apidos Cinco CDO, a syndicated corporate loan CLO determined to be a VIE that is managed by CVC Credit Partners, a related party to the Company. As a result of the liquidation, all senior and mezzanine notes of the securitization were repaid, leaving only the Company's equity interest in the securitization outstanding as of December 31, 2016. Because substantially all of the VIE's activities are being conducted on behalf of a single variable interest holder that is a related party of the decision maker, it was determined that the Company is the primary beneficiary of the transaction and, as such, should consolidate Apidos Cinco CDO. The Company consolidated the remaining restricted cash, one structured security and three syndicated corporate loans for an aggregate combined fair value of $2.3 million. The Company received cash distributions of $22.4 million as a result of the liquidation through June 2017. The Company elected the fair value option for the structured security and syndicated corporate loans upon acquisition, as given the short hold period, the Company believes fair value is the most useful indication of value for these assets.
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
JUNE 30, 2017
(unaudited)

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
The creditors of the Company’s seven consolidated VIEs have no recourse to the general credit of the Company. During the three and six months ended June 30, 2017, the Company provided no financial support to any of its VIEs nor does it have any requirement to do so, although it may choose to do so in the future to maximize future cash flows on such investments by the Company. There are no explicit arrangements that obligate the Company to provide financial support to any of its consolidated VIEs.
The following table shows the classification and carrying value of assets and liabilities of the Company's consolidated VIEs at June 30, 2017 (in thousands):

	Apidos I	Apidos III	Apidos Cinco	Whitney CLO I	RCC 2014-CRE2	RCC 2015-CRE3	RCC 2015-CRE4	Total
ASSETS
Restricted cash	$236	$98	$105	$185	$—	$—	$2	$626
Loans, pledged as collateral	—	—	—	—	179,032	200,959	178,151	558,142
Loans held for sale	—	—	38	—	—	—	—	38
Interest receivable	—	—	—	—	723	836	872	2,431
Principal paydowns receivable	—	—	—	—	—	—	20,500	20,500
Other assets	—	—	—	—	11	9	11	31
Total assets (1)	$236	$98	$143	$185	$179,766	$201,804	$199,536	$581,768

LIABILITIES
Borrowings	$—	$—	$—	$—	$60,302	$136,078	$108,834	$305,214
Accrued interest expense	—	—	—	—	75	192	138	405
Accounts payable and other liabilities	—	—	—	—	41	28	40	109
Total liabilities	$—	$—	$—	$—	$60,418	$136,298	$109,012	$305,728
(1)    Assets of each of the consolidated VIEs may only be used to settle the obligations of each respective VIE.

Unconsolidated VIEs (the Company is not the primary beneficiary, but has a variable interest)
Based on management’s analysis, the Company is not the primary beneficiary of the VIEs discussed below since it does not have both (i) the power to direct the activities that most significantly impact the VIE’s economic performance and (ii) the obligation to absorb the losses of the VIE or the right to receive the benefits from the VIE, which could be significant to the VIE. Accordingly, the following VIEs are not consolidated in the Company’s financial statements at June 30, 2017. The Company’s maximum exposure to risk for each of these unconsolidated VIEs is set forth in the "Maximum Exposure to Loss" column in the table below.

RREF CDO 2006-1 and RREF CDO 2007-1
RREF CDO 2006-1 and RREF CDO 2007-1 were formed on behalf of the Company to invest in real estate-related securities, CMBS and property available-for-sale and were financed by the issuance of debt securities. The Manager manages the CRE-related entities on behalf of the Company. The primary beneficiary determination for each of these VIEs was made at each VIE’s inception and is continually assessed. On January 1, 2016, the Company adopted the amendments to the consolidation guidance. As a result of its evaluation, the Company determined that it was no longer the primary beneficiary of these VIEs as its investments in these vehicles do not provide the Company with a controlling financial interest and were deconsolidated. At deconsolidation, the Company recorded its investments in RREF CDO 2006-1and RREF CDO 2007-1 at fair value and accounted for these investments as investment securities available-for-sale in its consolidated financial statements. On April 25, 2016, the Company called and liquidated its investment in RREF CDO 2006-1 and, in exchange for the Company's interest in RREF CDO 2006-1, the Company distributed the remaining assets of $65.7 million at fair value after paying off the CDO debt owed to third parties of $7.5 million. The Company recognized a gain of approximately $846,000 as a result of this transaction, which was

(Back to Index)

(Back to Index)

RESOURCE CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
JUNE 30, 2017
(unaudited)

recorded in net realized and unrealized gain (loss) on and sales of investment securities available-for-sale and loans and derivatives on the consolidated statements of operations. On November 25, 2016, the Company called and liquidated its investment in RREF CDO 2007-1 and, in exchange for the Company's interest in RREF CDO 2007-1, the Company was distributed the remaining assets of $130.9 million at fair value after paying off the CDO debt owed to third parties of $33.7 million. The Company recognized a gain of approximately $2.1 million as a result of this transaction, which was recorded in net realized and unrealized gain (loss) on derivatives and sales of investment securities available-for-sale and loans on the consolidated statements of operations.
RCM Global, LLC

On July 9, 2014, RCC Residential, together with Resource America and certain Resource America employees, acquired through RCM Global a portfolio of securities from JP Morgan for $23.5 million.  The portfolio is managed by Resource America. RCC Residential contributed $15.0 million for a 63.8% membership interest. Each of the members of RCM Global is allocated revenues and expenses of RCM Global in accordance with his or her membership interest. RCM Global was determined to be a VIE based on the equity holders' inability to direct the activities that are most significant to the entity. On January 1, 2016, the Company adopted the amendments to the consolidation guidance. Upon adoption, the Company reevaluated its variable interest in RCM Global and determined it would not be the primary beneficiary of RCM Global, as its investment in the limited liability company does not provide the Company with a controlling financial interest. As a result of its evaluation, the Company deconsolidated its investment in RCM Global. As of January 1, 2016, the Company accounted for its investment in RCM Global as an equity method investment in an unconsolidated entity in its consolidated financial statements. At June 30, 2017, the Company held an 8.7% interest in RCM Global with a fair value of $88,000, and the remainder was owned by subsidiaries of Resource America and certain of its employees and their spouses.

Pelium Capital

In September 2014, the Company contributed $17.5 million to Pelium Capital for an initial ownership interest of 80.4%. Pelium Capital is a specialized credit opportunity fund managed by Resource America. The Company funded its final commitment of $2.5 million in February 2015. The Company will receive 10% of the carried interest in the partnership for the first five years which can increase its interest to 20% if the Company's capital contributions aggregate $40.0 million. Resource America contributed cash of $2.8 million to the formation of Pelium Capital. At December 31, 2015, Pelium Capital was accounted for as a consolidated voting interest subsidiary. On January 1, 2016, the Company adopted the amendments to the consolidation guidance. Upon adoption, the Company reevaluated its interest in Pelium Capital and determined that although it now possessed a variable interest in Pelium Capital, it would not be the primary beneficiary of Pelium Capital, as its investment in the limited liability company does not provide the Company with a controlling financial interest. As a result of its reevaluation, the Company deconsolidated its investment in Pelium Capital on January 1, 2016, and accounted for its investment as an equity method investment in investments in unconsolidated entities in its consolidated financial statements. At June 30, 2017, the Company had an investment balance of $12.3 million and held an 80.2% interest in Pelium Capital.
Pearlmark Mezzanine Realty Partners IV, L.P.
On June 24, 2015, the Company committed up to $50.0 million in Pearlmark Mezzanine Realty Partners IV, L.P. ("Pearlmark Mezz"), a Delaware limited partnership created to acquire and manage financial interests in CRE property. The investment advisor for Pearlmark Mezz is Pearlmark Real Estate LLC ("Pearlmark Manager"), which was 50% owned by Resource America. The Company determined it possessed a variable interest in Pearlmark Mezz, however, it would not be the primary beneficiary of Pearlmark Mezz, as its investment in the limited liability company does not provide the Company with a controlling financial interest. The Company accounted for its investment in Pearlmark Mezz as an equity method investment in an unconsolidated entity in its consolidated financial statements. The Company paid Pearlmark Manager management fees of 1.0% on the unfunded committed capital and 1.5% on the invested capital. The Company was entitled to a management fee rebate of 25% for the first year of the fund, which ended June 24, 2016. Resource America agreed to credit any such fees paid by the Company to Pearlmark Manager against the base management fee that the Company paid Resource America. In May 2017, the Company sold its equity interest in Pearlmark Mezz for proceeds of $16.2 million and recognized a net loss of $345,000, which was recorded in equity in (losses) earnings of unconsolidated entities on the Company's consolidated statements of operations.
LEAF Commercial Capital, Inc.
On November 16, 2011, the Company together with LEAF Financial, Inc. ("LEAF Financial"), a subsidiary of Resource America, and LEAF Commercial Capital, Inc. ("LCC"), a former subsidiary of Resource America, entered into a stock purchase

(Back to Index)

(Back to Index)

RESOURCE CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
JUNE 30, 2017
(unaudited)

agreement and related agreements (collectively the "SPA") with Eos Partners, L.P., a private investment firm, and its affiliates ("Eos"). In exchange for its prior interests in its lease related investments, the Company received 31,341 shares of Series A Preferred Stock (the "Series A Preferred Stock"), 4,872 shares of newly issued 8% Series B Redeemable Preferred Stock (the "Series B Preferred Stock") and 2,364 shares of newly issued Series D Redeemable Preferred Stock (the "Series D Preferred Stock"). At the time of investment, the Company’s investment in LCC was valued at $36.3 million based on a third-party valuation.  During 2013, the Company entered into a third stock purchase agreement with LCC to purchase 3,682 shares of newly issued Series A-1 Preferred Stock (the "Series A-1 Preferred Stock") for $3.7 million and 4,445 shares of newly issued Series E Preferred Stock (the "Series E Preferred Stock") for $4.4 million. The Series E Preferred Stock expired and the Company was issued additional Series A-1 Preferred Stock in exchange for its investment in the Series E Preferred Stock. The Company accounts for its investment in LCC as an equity method investment in an unconsolidated entity in its consolidated financial statements. The Company’s total investment in LCC was $43.2 million and $43.0 million at June 30, 2017 and December 31, 2016, respectively. The Company determined that it is not the primary beneficiary of LCC because it does not participate in any management or portfolio decisions, holds only two of six board positions, and does not have controlling voting rights in the entity. Furthermore, Eos held consent rights with respect to significant LCC actions, including the incurrence of indebtedness, consummation of a sale of the entity, liquidation or initiating a public offering. On July 31, 2017, the Company received cash proceeds of $84.3 million in connection with the sale of LCC.
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
Resource Capital Asset Management CLOs
In February 2011, the Company purchased a company that managed syndicated corporate loan assets through five CLOs. As a result, the Company became entitled to collect senior, subordinated and incentive management fees from these CLOs. The purchase price of $22.5 million resulted in an intangible asset that was allocated to each of the five CLOs and was amortized over the expected life of each CLO. The Company determined that it did not hold a controlling financial interest and, therefore, was not the primary beneficiary of these CLOs. The CLOs were liquidated in February 2013, January 2016, September 2016 and February 2017, respectively. The unamortized balance of the intangible asset was $0 and $213,000 at June 30, 2017 and December 31, 2016, respectively. The Company recognized fee income of $817,000 and $1.5 million for the three and six months ended June 30, 2017, respectively. The Company recognized fee income of $510,000 and $912,000 for the three and six months ended June 30, 2016, respectively. During the six months ended June 30, 2017, the Company recorded impairment of $177,000 on the related intangible asset that was liquidated in February 2017. At June 30, 2017, the Company had no remaining investment in RCAM.
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

(Back to Index)

(Back to Index)

RESOURCE CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
JUNE 30, 2017
(unaudited)

Investment in ZAIS
In February 2015, the Company made an investment in ZAIS CLO 4 Limited, an offshore financing vehicle created to acquire and warehouse syndicated corporate loans, through its wholly-owned, indirect subsidiary ZAIS and through its unconsolidated subsidiary Pelium Capital together with a Resource America employee. The Company, through ZAIS and Pelium Capital, committed to invest $10.0 million and $3.0 million, respectively, during the vehicle's warehousing period. The warehouse credit facility closed on May 5, 2016, at which time, Resource TRS III purchased a beneficial interest in ZAIS CLO 4. The vehicle is managed by ZAIS Leveraged Loan Manager 4, LLC (the "Collateral Manager"), an entity unrelated to the Company or to Pelium Capital, and such collateral management activities were determined to be the activities that most significantly impacted the economic performance of the entity. The Collateral Manager can be replaced either for cause by the entity’s administrative agent if there is an event of default or by a unanimous vote of the entity’s equity investors, excluding any preference shares held by the Collateral Manager or its affiliates. Although the Company had an investment in the entity that is potentially significant, because it was determined that the Company did not have the ability to kick out the collateral manager, the Company was determined not to be the primary beneficiary and, therefore, was not required to consolidate ZAIS CLO 4. On November 22, 2016, the Company sold its beneficial interest in ZAIS CLO 4 for $9.4 million and recognized a gain of $418,000 as a result of this transaction, which was recorded in net realized and unrealized gain on sales of investment securities available-for-sale and loans and derivatives on the Company's consolidated statements of operations.
Investments in the Harvest CLO Securities
In September 2013 and March 2014, the Company made investments in Harvest CLO VII Limited and Harvest CLO VIII Limited (collectively, the "Harvest Securities"), respectively, offshore limited liability companies created to acquire syndicated corporate loans and issue CLOs.  The Harvest Securities are managed by 3i Debt Management Investments Limited (the "Portfolio Manager"), an entity unrelated to the Company, and such collateral management activities were determined to be the activities that most significantly impacted the economic performance of the entity.  The Portfolio Manager can be replaced only for cause by the Harvest Securities’ trustee.  Although the Company has investments in the Harvest Securities that are potentially significant, because it was determined that the Company did not have the ability to unilaterally kick out the Portfolio Manager, the Company was determined not to be the primary beneficiary and, therefore, was not required to consolidate the Harvest Securities. In May 2017, the Company sold its investments in Harvest CLO VII Limited and Harvest CLO VIII Limited and recorded gains of $674,000 and $1.1 million, respectively, which were recorded in net realized and unrealized gain on sales of investment securities available-for-sale and loans and derivatives on the Company's consolidated statements of operations.
Investment in Harvest CLO XV Designated Activity Company
In September 2015, the Company made an investment in Harvest CLO XV Designated Activity Company ("Harvest XV"), an offshore financing vehicle created to acquire and warehouse syndicated corporate loans, through its wholly-owned, direct subsidiary Commercial II. In May 2016, the warehouse closed and the Company invested in Harvest CLO XV DAC ("Harvest CLO XV"). The CLO is managed by the Portfolio Manager, and such collateral management activities were determined to be the activities that most significantly impacted the economic performance of the entity. The Portfolio Manager can be replaced only for cause by the entity’s administrative agent. Although the Company has an investment in the entity that is potentially significant, because it was determined that the Company did not have the ability to unilaterally kick out the collateral manager, the Company was determined not to be the primary beneficiary and, therefore, was not required to consolidate Harvest CLO XV. At June 30, 2017, the Company's investment in Harvest CLO XV is $11.5 million. The Company accounts for its investment in Harvest CLO XV as an investment security available-for-sale in its consolidated financial statements.

(Back to Index)

(Back to Index)

RESOURCE CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
JUNE 30, 2017
(unaudited)

The following table shows the classification, carrying value and maximum exposure to loss with respect to the Company’s unconsolidated VIEs at June 30, 2017 (in thousands):

	Unconsolidated Variable Interest Entities
	LCC	Unsecured Junior Subordinated Debentures	Investment in Harvest CLOs	RCM Global LLC	Pelium Capital	Total	Maximum Exposure to Loss
Investments in unconsolidated entities	$43,247	$1,548	$—	$88	$12,282	$57,165	$57,165
Investment securities, available-for-sale	—	—	11,455	—	—	11,455	$11,455
Total assets	43,247	1,548	11,455	88	12,282	68,620

Borrowings	—	51,548	—	—	—	51,548	N/A
Total liabilities	—	51,548	—	—	—	51,548	N/A
Net asset (liability)	$43,247	$(50,000)	$11,455	$88	$12,282	$17,072	N/A
At June 30, 2017, there were no explicit arrangements or implicit variable interests that could require the Company to provide financial support to any of its unconsolidated VIEs.
NOTE 4 - SUPPLEMENTAL CASH FLOW INFORMATION
Supplemental disclosure of cash flow information is summarized for the periods indicated (in thousands):

	For the Six Months Ended
	June 30,
	2017	2016
Non-cash investing activities include the following:
Retained beneficial interest in unconsolidated securitization entities	$—	$(22,476)
Loans acquired through collateralized debt obligation liquidation	$—	$(44,893)
Securities acquired through collateralized debt obligation liquidation	$—	$(20,837)

Non-cash continuing financing activities include the following:
Distributions on common stock accrued but not paid	$1,567	$13,051
Distribution on preferred stock accrued but not paid	$4,010	$4,009
NOTE 5 - LOANS
The following is a summary of the Company’s loans (in thousands):

(Back to Index)

(Back to Index)

RESOURCE CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
JUNE 30, 2017
(unaudited)

Loan Description	Principal	Unamortized (Discount) Premium, net (1)	Carrying Value (2)
At June 30, 2017:
CRE whole loans	$1,261,283	$(5,603)	$1,255,680
Allowance for loan losses	(4,689)	—	(4,689)
Total CRE loans held for investment, net of allowance	1,256,594	(5,603)	1,250,991
Syndicated corporate loans	38	—	38
Total loans held for sale	38	—	38
Total loans, net (3)	$1,256,632	$(5,603)	$1,251,029

At December 31, 2016:
CRE whole loans	$1,295,926	$(5,819)	$1,290,107
Allowance for loan losses	(3,829)	—	(3,829)
Total CRE loans held for investment, net of allowance	1,292,097	(5,819)	1,286,278
Syndicated corporate loans	1,007	—	1,007
Total loans held for sale	1,007	—	1,007
Total loans, net (3)	$1,293,104	$(5,819)	$1,287,285

(1)
Amounts include unamortized loan origination fees of $5.2 million and $5.8 million at June 30, 2017 and December 31, 2016, respectively. Amounts also include deferred amendment fees of $366,000 and $4,000 being amortized over the life of the loans at June 30, 2017 and December 31, 2016, respectively.

(2)	Substantially all loans are pledged as collateral under various borrowings at June 30, 2017 and December 31, 2016.

(3)
Pursuant to the Company's Plan, certain underperforming legacy CRE loans were moved to loans held for sale status and included in Assets held for sale on the Company's consolidated balance sheets at June 30, 2017 and December 31, 2016 (see Note 22).

(Back to Index)

(Back to Index)

RESOURCE CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
JUNE 30, 2017
(unaudited)

Commercial Real Estate Loans
The following is a summary of the Company's CRE loans held for investment (in thousands):

Description	Quantity	Amortized Cost	Contracted Interest Rates	Maturity Dates (3)
At June 30, 2017:
CRE whole loans, floating rate (1)(4)	63	$1,255,680	LIBOR plus 3.75% to LIBOR plus 6.25%	August 2017 to July 2020
Total (2)	63	$1,255,680

At December 31, 2016:
CRE whole loans, floating rate (1)	67	$1,290,107	LIBOR plus 3.75% to LIBOR plus 6.45%	April 2017 to January 2020
Total (2)	67	$1,290,107

(1)
Whole loans had $58.2 million and $55.5 million in unfunded loan commitments at June 30, 2017 and December 31, 2016, respectively.  These unfunded commitments are advanced as the borrowers formally request additional funding as permitted under the loan agreement and any necessary approvals have been obtained.

(2)	Totals do not include allowances for loan losses of $4.7 million and $3.8 million at June 30, 2017 and December 31, 2016, respectively.

(3)	Maturity dates do not include possible extension options that may be available to borrowers.

(4)	Maturity dates do not include a loan with a maturity date of February 2017 that is in default (see Note 6).
The following is a summary of the maturities of the Company’s CRE loans held for investment, at amortized cost (in thousands):

Description	2017	2018	2019 and Thereafter	Total
At June 30, 2017:
CRE whole loans	$7,000	$9,176	$1,239,504	$1,255,680
Total (1)	$7,000	$9,176	$1,239,504	$1,255,680

At December 31, 2016:	2017	2018	2019 and Thereafter	Total
CRE whole loans	$7,000	$24,476	$1,258,631	$1,290,107
Total (1)	$7,000	$24,476	$1,258,631	$1,290,107

(1)	Contractual maturities of CRE loans assumes full exercise of extension options available to borrowers, to the extent they qualify.
At June 30, 2017, approximately 29.7%, 20.9% and 11.7% of the Company's CRE loan portfolio was concentrated in Texas, California and Florida, respectively. At December 31, 2016, approximately 30.7%, 19.2%, and 7.3% of the Company's CRE loan portfolio was concentrated in Texas, California and Georgia, respectively.
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

(Back to Index)

(Back to Index)

RESOURCE CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
JUNE 30, 2017
(unaudited)

	Apidos Cinco	Total
At June 30, 2017:
Second lien loans held for sale	$38	$38
Total	$38	$38

At December 31, 2016:
Second lien loans held for sale	$1,007	$1,007
Total	$1,007	$1,007
The following is a summary of the weighted average maturity of the Company’s syndicated corporate loans held for sale, at the lower of cost or market (in thousands):

	June 30, 2017	December 31, 2016
Less than one year	$38	$221
Greater than one year and less than five years	—	786
Five years or greater	—	—
Total	$38	$1,007
At June 30, 2017, the syndicated corporate loans held for sale portfolio was concentrated in the collective industry grouping of retail stores and aerospace and defense. At December 31, 2016, the syndicated corporate loans held for sale portfolio was concentrated in the collective industry categories of healthcare, education and childcare, retail stores and aerospace and defense.
Allowance for Loan Losses
The following is a summary of the allocation of the allowance for loan losses with respect to the Company's loans by asset class (in thousands, except percentages):

Description	Allowance for Loan Losses	Percentage of Total Allowance
At June 30, 2017:
CRE whole loans	$4,689	100.00%
Total	$4,689

At December 31, 2016:
CRE whole loans	$3,829	100.00%
Total	$3,829
Principal Paydowns Receivable
Principal paydowns receivable represent loan principal payments that have been received by the Company's various servicers and trustees. At June 30, 2017, the Company had $87.6 million of principal paydowns receivable, all of which was received in cash during July 2017. Of this amount, $67.1 million relates to a legacy CRE loan classified as an asset held for sale on the Company's consolidated balance sheet. At December 31, 2016, the Company had $19.3 million of principal paydowns receivable, all of which was received in cash during January 2017.

(Back to Index)

(Back to Index)

RESOURCE CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
JUNE 30, 2017
(unaudited)

NOTE 6 - FINANCING RECEIVABLES
The following tables show the allowance for loan and lease losses and recorded investments in loans and leases for the years indicated (in thousands):

	Commercial Real Estate Loans	Syndicated Corporate Loans	Direct Financing Leases	Total
At June 30, 2017:
Allowance for loan and lease losses:
Allowance for loan and lease losses at January 1, 2017	$3,829	$—	$465	$4,294
Provision (recovery) for loan and lease losses	860	—	270	1,130
Allowance for loan and lease losses at June 30, 2017	$4,689	$—	$735	$5,424
Ending balance:
Individually evaluated for impairment	$2,500	$—	$735	$3,235
Collectively evaluated for impairment	$2,189	$—	$—	$2,189
Loans acquired with deteriorated credit quality	$—	$—	$—	$—
Loans and Leases:
Ending balance:
Individually evaluated for impairment	$7,000	$—	$924	$7,924
Collectively evaluated for impairment	$1,248,680	$—	$—	$1,248,680
Loans acquired with deteriorated credit quality	$—	$—	$—	$—

At December 31, 2016:
Allowance for loan and lease losses:
Allowance for loan and lease losses at January 1, 2016	$41,839	$1,282	$465	$43,586
Provision (recovery) for loan and lease losses	18,167	(402)	—	17,765
Loans charged-off	—	402	—	402
Transfer to loans held for sale	(15,763)	—	—	(15,763)
Deconsolidation of VIEs	(40,414)	(1,282)	—	(41,696)
Allowance for loan and lease losses at December 31, 2016	$3,829	$—	$465	$4,294
Ending balance:
Individually evaluated for impairment	$2,500	$—	$465	$2,965
Collectively evaluated for impairment	$1,329	$—	$—	$1,329
Loans acquired with deteriorated credit quality	$—	$—	$—	$—
Loans and Leases:
Ending balance:
Individually evaluated for impairment	$7,000	$—	$992	$7,992
Collectively evaluated for impairment	$1,283,107	$—	$—	$1,283,107
Loans acquired with deteriorated credit quality	$—	$—	$—	$—

(Back to Index)

(Back to Index)

RESOURCE CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
JUNE 30, 2017
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

Credit risk profiles of CRE loans at amortized cost are as follows (in thousands):

	Rating 1	Rating 2	Rating 3	Rating 4	Held for Sale	Total
At June 30, 2017:
CRE whole loans (1)	$1,205,212	$43,468	$—	$7,000	$—	$1,255,680
Legacy CRE whole loans (1)(2)	—	—	—	—	79,605	79,605
	$1,205,212	$43,468	$—	$7,000	$79,605	$1,335,285

At December 31, 2016:
CRE whole loans (1)	$1,186,292	$96,815	$—	$7,000	$—	$1,290,107
Legacy CRE whole loans (1)	—	—	—	—	158,178	158,178
	$1,186,292	$96,815	$—	$7,000	$158,178	$1,448,285

(1)
Pursuant to the Company's strategic Plan described in Note 1, certain legacy CRE loans were moved to loans held for sale and included in assets held for sale carried at the lower of cost or fair value on the Company's consolidated balance sheets at June 30, 2017 and December 31, 2016, respectively (see Note 22).

(2)	Includes one loan with a maturity date of May 2017 that is currently in default.
At June 30, 2017 and December 31, 2016, the Company had one CRE loan with a credit quality rating of 4 due to short term vacancy/tenant concerns and a past due maturity of February 2017. The loan is collateralized by a retail shopping center in Roswell, GA and had an amortized cost of $7.0 million at June 30, 2017 and December 31, 2016. For the period ended December 31, 2016, the Company obtained an appraisal and used the value indicated in the appraisal as a practical expedient in determining the fair value of the loan. The appraisal indicated a fair value of $4.5 million and the Company recorded a specific provision of $2.5

(Back to Index)

(Back to Index)

RESOURCE CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
JUNE 30, 2017
(unaudited)

million on the loan during the fourth quarter of 2016. No additional provision was recorded on the loan for the three or six months ended June 30, 2017. This loan is in default at June 30, 2017.
At December 31, 2016, the Company had eight legacy CRE whole loans and one mezzanine loan included in assets held for sale with a total carrying value of $158.2 million. Appraisals, as a practical expedient for fair value, were obtained for all eight legacy CRE loans classified as assets held for sale. The mezzanine loan had a fair value of $0. The Company recorded, and subsequently charged off upon transfer of the loans to assets held for sale, specific reserves on four of the five loans transferred to assets held for sale totaling $15.8 million, where the carrying values of the loans exceeded their fair values. These five loans had a collective carrying value of $110.7 million at December 31, 2016 and were comprised of the following:

•
Two loans cross-collateralized by a hotel in Studio City, CA, with an initial par value of $67.5 million. These loans were written down to their collective appraised value of $61.4 million. The loans had a maturity date of February 2017. On June 30, 2017, the borrower sold the collateral underlying these loans. Proceeds of $67.0 million are included in principal receivable at June 30, 2017 and was received by the Company in July 2017. As a result of this transaction, the Company realized a gain of $5.6 million included in the Company's consolidated statements of operations as net realized and unrealized gain on sales of investment securities available-for-sale and loans and derivatives during the three months ended June 30, 2017;

•
One loan collateralized by a hotel in Tucson, AZ with an initial par value of $32.5 million. This loan was written down to its appraised value of $14.3 million. On February 28, 2017, the Company entered into a discounted payoff agreement with its borrower and received proceeds of $21.3 million in satisfaction of this loan. This transaction resulted in the recognition of a realized gain of $7.0 million in the Company's consolidated statements of operations as net realized and unrealized gain on sales of investment securities available-for-sale and loans and derivatives;

•
One loan collateralized by an office property in Phoenix, AZ with an initial par value of $17.7 million. This loan was written down to its appraised value of $11.0 million. The loan had a maturity date of May 2017 and is currently in default;

•	One loan collateralized by a hotel in Palm Springs, CA with an initial par value of $29.5 million. This loan was written down to its appraised value of $24.0 million.
As a result of the repayments of CRE loans held for sale discussed above on the Studio City, CA and Tucson, AZ properties, two of the five aforementioned legacy CRE loans remain at June 30, 2017 and have a collective carrying value of $35.0 million.

At June 30, 2017, 49%, 37% and 14% of the Company's legacy CRE whole loans were concentrated in hotel, retail and office, respectively. Of these loans, 86% are within California and 14% are within Arizona. At December 31, 2016, 54%, 39% and 7% of the Company's legacy CRE whole loans were concentrated in hotel, retail and office, respectively. Of these loans, 84% are within California and 16% are within Arizona.

Three loans held for sale with a collective carrying value of $44.6 million at June 30, 2017 and December 31, 2016 had fair values in excess of their carrying values. Before being transferred to assets held for sale in the fourth quarter of 2016, these loans were risked-rated in category 1 or category 2.

All of the Company's CRE whole loans are current with respect to contractual principal and interest except two. One defaulted loan is supported by a property in Roswell, GA and had a carrying value of $4.5 million at June 30, 2017. The other, which is classified as held for sale, is collateralized by an office property in Phoenix, AZ and had a carrying value, which represents its value at the lower of cost or fair market value, of $11.0 million.

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

(Back to Index)

(Back to Index)

RESOURCE CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
JUNE 30, 2017
(unaudited)

Syndicated Corporate Loans

Syndicated corporate loans are graded at inception and updated as new information is received. Loans are graded on a scale of 1 to 5 with 1 representing the Company’s highest rating and 5 representing its lowest rating. Syndicated corporate loans are first individually evaluated for impairment. To the extent no individual impairment is determined, a general reserve is established.

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

Credit risk profiles of syndicated corporate loans were as follows (in thousands):

	Rating 1	Rating 2	Rating 3	Rating 4	Rating 5	Held for Sale	Total
At June 30, 2017:
Syndicated corporate loans	$—	$—	$—	$—	$—	$38	$38

At December 31, 2016:
Syndicated corporate loans	$—	$—	$—	$—	$—	$1,007	$1,007
At June 30, 2017, two of the Company's syndicated corporate loans with a fair value of $38,000 are in default with respect to debt service. At December 31, 2016, two of the Company's syndicated corporate loans with a fair value of $221,000 were in default with respect to debt service. In 2017 and 2016, no interest income had been recorded on these two defaulted loans.
During the six months ended June 30, 2017, the Company sold one syndicated corporate loan classified as held for sale with an amortized cost of $786,000 for proceeds of $878,000.
Direct Financing Leases
During the three and six months ended June 30, 2017, the Company recorded a provision for lease losses against the value of the direct financing leases in the amount of $131,000 and $270,000, respectively. The Company held $189,000 and $527,000 of direct financing leases, net of reserves, at June 30, 2017 and December 31, 2016, respectively.
Loan Portfolios Aging Analysis
The following table presents the loan and lease portfolio aging analysis as of the dates indicated at amortized cost (in thousands):

(Back to Index)

(Back to Index)

RESOURCE CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
JUNE 30, 2017
(unaudited)

	30-59 Days	60-89 Days	Greater than 90 Days	Total Past Due	Current	Total Loans Receivable	Total Loans > 90 Days and Accruing
At June 30, 2017:
CRE whole loans (1)	$—	$—	$7,000	$7,000	$1,248,680	$1,255,680	$—
Legacy CRE loans(2)	11,000	—	—	11,000	68,605	79,605	—
Syndicated corporate loans	—	—	—	—	—	—	—
Direct Financing Leases	5	—	269	274	650	924	—
Total loans	$11,005	$—	$7,269	$18,274	$1,317,935	$1,336,209	$—

At December 31, 2016:
CRE whole loans	$—	$—	$—	$—	$1,290,107	$1,290,107	$—
Legacy CRE loans (3)	61,400	—	—	61,400	96,792	158,192	—
Syndicated corporate loans	—	—	—	—	—	—	—
Direct Financing Leases	137	—	128	265	727	992	—
Total loans	$61,537	$—	$128	$61,665	$1,387,626	$1,449,291	$—

(1)	Includes one whole loan with an amortized cost of $7.0 million that was in default at June 30, 2017, on which the Company recorded a $2.5 million provision for loan loss.

(2)	Includes one loan with an appraised value of $11.0 million that was in default at June 30, 2017.

(3)	Includes two loans with an appraised value of $61.4 million that were in default at December 31, 2016.

(Back to Index)

(Back to Index)

RESOURCE CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
JUNE 30, 2017
(unaudited)

Impaired Loans
The following tables show impaired loans as of the dates indicated (in thousands):

	Recorded Balance	Unpaid Principal Balance	Specific Allowance	Average Investment in Impaired Loans	Interest Income Recognized
At June 30, 2017:
Loans without a specific valuation allowance:
CRE whole loans	$—	$—	$—	$—	$—
Syndicated corporate loans	$—	$—	$—	$—	$—
Loans with a specific valuation allowance:
CRE whole loans	$7,000	$7,000	$(2,500)	$7,000	$—
Syndicated corporate loans	$—	$—	$—	$—	$—
Total:
CRE whole loans	$7,000	$7,000	$(2,500)	$7,000	$—
Syndicated corporate loans	—	—	—	—	—
	$7,000	$7,000	$(2,500)	$7,000	$—

At December 31, 2016:
Loans without a specific valuation allowance:
CRE whole loans	$—	$—	$—	$—	$—
Syndicated corporate loans	$—	$—	$—	$—	$—
Loans with a specific valuation allowance:
CRE whole loans	$7,000	$7,000	$(2,500)	$7,000	$480
Syndicated corporate loans	$—	$—	$—	$—	$—
Total:
CRE whole loans	$7,000	$7,000	$(2,500)	$7,000	$480
Syndicated corporate loans	—	—	—	—	—
	$7,000	$7,000	$(2,500)	$7,000	$480
Troubled-Debt Restructurings ("TDR")
The following tables show TDRs in the Company's loan portfolio (in thousands):

	Number of Loans	Pre-Modification Outstanding Recorded Balance	Post-Modification Outstanding Recorded Balance
Six Months Ended June 30, 2017
Legacy CRE whole loans held for sale (1)	—	$—	$—
Total loans	—	$—	$—

	Number of Loans	Pre-Modification Outstanding Recorded Balance	Post-Modification Outstanding Recorded Balance
Six Months Ended June 30, 2016
CRE whole loans	3	$29,459	$29,459
Total loans	3	$29,459	$29,459

(1)	Legacy CRE whole loans held for sale represent CRE whole loans designated as assets held for sale at June 30, 2017.

NOTE 7 - INVESTMENT SECURITIES, TRADING
Structured notes are CLO debt securities collateralized by syndicated corporate loans. The following table summarizes the Company's structured notes classified as investment securities, trading and carried at fair value (in thousands):

(Back to Index)

(Back to Index)

RESOURCE CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
JUNE 30, 2017
(unaudited)

	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
At June 30, 2017:
Structured notes	$2,891	$—	$(2,720)	$171
Total	$2,891	$—	$(2,720)	$171

At December 31, 2016:
Structured notes	$6,242	$920	$(2,670)	$4,492
Total	$6,242	$920	$(2,670)	$4,492
The Company sold zero and one investment security for a realized gain of $0 and $9,000 during the three and six months ended June 30, 2017. The Company sold no investment securities during the three and six months ended June 30, 2016. The Company held five and six investment securities, trading at June 30, 2017 and December 31, 2016, respectively.
NOTE 8 - INVESTMENT SECURITIES AVAILABLE-FOR-SALE
The following table summarizes the Company's investment securities, including those pledged as collateral and classified as available-for-sale. ABS may include, but are not limited to the Company's investments in Harvest CLO Securities and other securities backed by syndicated corporate loans and other loan obligations. These securities are carried at fair value (in thousands):

	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value(1)
At June 30, 2017:
ABS	$15,828	$1,466	$(506)	$16,788
CMBS	98,199	825	(792)	98,232
RMBS	1,350	66	(41)	1,375
Total	$115,377	$2,357	$(1,339)	$116,395

At December 31, 2016:
ABS	$21,365	$3,988	$(73)	$25,280
CMBS	98,525	425	(863)	98,087
RMBS	1,526	77	(2)	1,601
Total	$121,416	$4,490	$(938)	$124,968

(1)	At June 30, 2017 and December 31, 2016, $82.9 million and $97.5 million, respectively, of investment securities available-for-sale were pledged as collateral under related financings.

(Back to Index)

(Back to Index)

RESOURCE CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
JUNE 30, 2017
(unaudited)

The following table summarizes the estimated maturities of the Company’s ABS, CMBS and RMBS according to their estimated weighted average life classifications (in thousands, except percentages):

	Amortized Cost	Fair Value	Weighted Average Coupon
At June 30, 2017:
Less than one year (1)	$73,125	$72,775	5.46%
Greater than one year and less than five years	10,002	10,749	4.93%
Greater than five years and less than ten years	29,677	30,447	6.75%
Greater than ten years	2,573	2,424	9.96%
Total	$115,377	$116,395	5.85%

At December 31, 2016:
Less than one year (1)	$80,801	$80,325	5.60%
Greater than one year and less than five years	17,197	17,408	4.52%
Greater than five years and less than ten years	9,622	12,936	10.68%
Greater than ten years	13,796	14,299	10.39%
Total	$121,416	$124,968	6.39%

(1)	The Company expects that the maturity dates of these CMBS and ABS will either be extended or that they will be paid in full.
At June 30, 2017, the contractual maturities of the CMBS investment securities available-for-sale range from June 2022 to February 2051.  The contractual maturity date of RMBS investment securities available-for-sale is June 2029. The contractual maturities of the ABS investment securities available-for-sale range from May 2018 to July 2027.
The following table shows the fair value, gross unrealized losses and number of securities aggregated by investment category and length of time, for those individual investment securities available-for-sale that have been in a continuous unrealized loss position during the periods specified (in thousands, except number of securities):

	Less than 12 Months			More than 12 Months			Total
	Fair Value	Unrealized Losses	Number of Securities	Fair Value	Unrealized Losses	Number of Securities	Fair Value	Unrealized Losses	Number of Securities
At June 30, 2017:
ABS	$12,527	$(506)	3	$—	$—	—	$12,527	$(506)	3
CMBS	39,445	(502)	13	16,006	(290)	7	55,451	(792)	20
RMBS	768	(41)	2	—	—	—	768	(41)	2
Total temporarily impaired securities	$52,740	$(1,049)	18	$16,006	$(290)	7	$68,746	$(1,339)	25

At December 31, 2016:
ABS	$—	$—	—	$828	$(73)	1	$828	$(73)	1
CMBS	30,869	(436)	10	26,616	(427)	15	57,485	(863)	25
RMBS	662	(2)	1	—	—	—	662	(2)	1
Total temporarily impaired securities	$31,531	$(438)	11	$27,444	$(500)	16	$58,975	$(938)	27
The unrealized losses in the above table are considered to be temporary impairments due to market factors and are not reflective of credit deterioration.
During the three and six months ended June 30, 2017 and 2016, the Company recognized no other-than-temporary impairment on its investment securities available-for-sale.

(Back to Index)

(Back to Index)

RESOURCE CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
JUNE 30, 2017
(unaudited)

The following table summarizes the Company's sales of investment securities available-for-sale (in thousands, except number of securities):

	For the Three Months Ended				For the Six Months Ended
	Positions Sold	Positions Redeemed	Par Amount Sold/Redeemed	Realized Gain (Loss)	Positions Sold	Positions Redeemed	Par Amount Sold/Redeemed	Realized Gain (Loss)
June 30, 2017
ABS	2	—	$9,605	$1,792	2	—	$9,605	$1,792
Of the two ABS sales, the Company recorded a receivable for one of the sales in the amount of $3.1 million which was received in full in July 2017, proceeds for the other sale totaling $4.2 million were received prior to June 30, 2017. This amount is included as part of other assets on the Company's consolidated balance sheet. There were no other sales or redemptions during the three and six months ended June 30, 2017.
NOTE 9 - INVESTMENTS IN UNCONSOLIDATED ENTITIES
The following table shows the Company's investments in unconsolidated entities at June 30, 2017 and December 31, 2016 and equity in (losses) earnings of unconsolidated entities for the three and six months ended June 30, 2017 and 2016 (in thousands):

				Equity in (Losses) Earnings of Unconsolidated Entities
		Balance at		For the three months ended	For the six months ended	For the three months ended	For the six months ended
	Ownership % at June 30, 2017	June 30, 2017	December 31, 2016	June 30, 2017	June 30, 2017	June 30, 2016	June 30, 2016
RRE VIP Borrower, LLC(1)	—%	$—	$—	$37	$37	$10	$35
Investment in LCC Preferred Stock (5)	29.0%	43,247	42,960	122	288	933	2,344
Pearlmark Mezz(2)	—%	—	16,953	(193)	165	171	419
RCM Global, LLC	8.7%	88	465	(166)	(170)	222	399
Pelium Capital Partners, L.P.(3)	80.2%	12,282	25,993	82	(77)	1,360	1,721
Subtotal		55,617	86,371	(118)	243	2,696	4,918
Investment in RCT I and II(4)	3.0%	1,548	1,548	(663)	(1,300)	(651)	(1,292)
Total		$57,165	$87,919	$(781)	$(1,057)	$2,045	$3,626

(1)
The investment in RRE VIP Borrower was sold at December 31, 2014. Earnings for the three and six months ended June 30, 2017 and June 30, 2016 are related to insurance premium refunds with respect to the underlying sold properties in the portfolio.

(2) The Company had committed to invest up to $50.0 million in Pearlmark Mezz. The commitment termination date was set to end the earlier of when the original commitment was fully funded, or the fifth anniversary following the final closing date of June 24, 2015. The Company sold its investment in Pearlmark Mezz on May 17, 2017.

(3)	For the three and six months ended June 30, 2017, the Company received proceeds of $13.6 million related to the partial liquidation of its investment.

(4)	For the three and six months ended June 30, 2017 and June 30, 2016, these amounts are recorded in interest expense on the Company's consolidated statements of operations.
(5) The Company's investment in LCC was sold subsequent to June 30, 2017. See Footnote 23.

(Back to Index)

(Back to Index)

RESOURCE CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
JUNE 30, 2017
(unaudited)

NOTE 10 - INTANGIBLE ASSETS
The following table summarizes the activity of intangible assets for the period indicated (in thousands):

Management Contracts
Balance, January 1, 2017	$213
Amortization	(36)
Total before impairment losses	177
Impairment losses	(177)
Balance, June 30, 2017	$—
Management Contracts
The Company recognized fee income on management contracts of $817,000 and $1.5 million for the three and six months ended June 30, 2017, respectively, and $510,000 and $912,000 for the three and six months ended June 30, 2016, respectively.
For the three and six month ended June 30, 2017, the Company recorded amortization expense of $0 and $36,000, respectively, in relation to the Company's management contracts. For the three and six month ended June 30, 2016, the Company recorded amortization expense of $327,000 and $802,000, respectively, in relation to the Company's management contracts. In March 2017, the remaining CLO associated with the management contracts was called. Using a discounted cash flow analysis, the carrying amount of the management contract was deemed to be unrecoverable and in excess of its fair value. As a result of this analysis, an impairment loss of $177,000 was recognized and is included in the Company’s consolidated statements of operations for the six months ended June 30, 2017. The Company does not hold any intangible assets at June 30, 2017, and will not record any amortization expense related to these intangible assets going forward.

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

	Principal Outstanding	Unamortized Issuance Costs and Discounts	Outstanding Borrowings	Weighted Average Borrowing Rate	Weighted Average Remaining Maturity	Value of Collateral
At June 30, 2017:
RCC 2014-CRE2 Senior Notes	$60,980	$679	$60,301	3.15%	14.8 years	$179,299
RCC 2015-CRE3 Senior Notes	137,463	1,385	136,078	3.59%	14.7 years	201,239
RCC 2015-CRE4 Senior Notes	110,264	1,431	108,833	3.21%	15.1 years	199,201
Unsecured Junior Subordinated Debentures	51,548	—	51,548	5.11%	19.3 years	—
6.0% Convertible Senior Notes	115,000	2,393	112,607	6.00%	1.4 years	—
8.0% Convertible Senior Notes	100,000	2,903	97,097	8.00%	2.5 years	—
CRE - Term Repurchase Facilities (1)	409,287	1,853	407,434	3.62%	1.1 years	612,166
CMBS - Term Repurchase Facilities (2)	68,982	—	68,982	3.06%	313 days	100,630
Trust Certificates - Term Repurchase Facility (3)	26,667	208	26,459	6.67%	1.4 years	89,181
Total	$1,080,191	$10,852	$1,069,339	4.32%	6.1 years	$1,381,716

(Back to Index)

(Back to Index)

RESOURCE CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
JUNE 30, 2017
(unaudited)

	Principal Outstanding	Unamortized Issuance Costs and Discounts	Outstanding Borrowings	Weighted Average Borrowing Rate	Weighted Average Remaining Maturity	Value of Collateral
At December 31, 2016:
RCC 2014-CRE2 Senior Notes	$131,936	$1,871	$130,065	2.19%	15.3 years	$250,255
RCC 2015-CRE3 Senior Notes	196,112	2,358	193,754	2.82%	15.2 years	259,889
RCC 2015-CRE4 Senior Notes	158,475	2,193	156,282	2.55%	15.6 years	247,414
Unsecured Junior Subordinated Debentures	51,548	—	51,548	4.89%	19.8 years	—
6.0% Convertible Senior Notes	115,000	3,231	111,769	6.00%	1.9 years	—
8.0% Convertible Senior Notes	100,000	3,472	96,528	8.00%	3.0 years	—
CRE - Term Repurchase Facilities (1)	349,318	2,680	346,638	3.04%	1.6 years	520,503
CMBS - Term Repurchase Facilities (2)	78,503	16	78,487	2.73%	129 days	115,157
Trust Certificates - Term Repurchase Facility (3)	26,667	282	26,385	6.21%	1.9 years	89,181
Total	$1,207,559	$16,103	$1,191,456	3.67%	8.0 years	$1,482,399

(1)	Amounts also include accrued interest expense of $571,000 and $468,000 related to CRE term repurchase facilities at June 30, 2017 and December 31, 2016, respectively.

(2)	Amounts also include accrued interest expense of $132,000 and $157,000 related to CMBS term repurchase facilities at June 30, 2017 and December 31, 2016, respectively.

(3)	Amounts also include accrued interest expense of $69,000 and $69,000 related to the trust certificates term repurchase facility at June 30, 2017 and December 31, 2016, respectively.
The Company is in compliance with all covenants in each of the respective agreements at June 30, 2017.
Securitizations
The following table sets forth certain information with respect to the Company's consolidated securitizations at June 30, 2017 (in thousands):

Securitization	Closing Date	Maturity Date	End of Designated Principal Reinvestment Period (1)	Total Note Paydowns at June 30, 2017
RCC 2014-CRE2	July 2014	April 2032	July 2016	$174,364
RCC 2015-CRE3	February 2015	March 2032	February 2017	$144,664
RCC 2015-CRE4	August 2015	August 2032	August 2017	$113,471

(1)
The designated principal reinvestment period is the period where principal payments received by each respective securitization may be designated by the Company to purchase funding participations of existing collateral originally underwritten at the close of each securitization, which was funded outside of the deal structure.

The investments held by the Company's securitizations collateralize the securitizations' borrowings and, as a result, are not available to the Company, its creditors, or stockholders. All senior notes retained at closing or subsequently repurchased by the Company at June 30, 2017 eliminate in consolidation.

(Back to Index)

(Back to Index)

RESOURCE CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
JUNE 30, 2017
(unaudited)

Repurchase and Credit Facilities
Borrowings under the Company's repurchase agreements were guaranteed by the Company or one of its subsidiaries. The following table sets forth certain information with respect to the Company's borrowings (in thousands, except percentages):

	At June 30, 2017				At December 31, 2016
	Outstanding Borrowings	Value of Collateral	Number of Positions as Collateral	Weighted Average Interest Rate	Outstanding Borrowings	Value of Collateral	Number of Positions as Collateral	Weighted Average Interest Rate
CMBS - Term Repurchase Facilities
Wells Fargo Bank	$20,419	$25,835	12	2.44%	$22,506	$28,514	13	1.96%
Deutsche Bank (1)	48,563	74,795	22	3.32%	55,981	86,643	23	3.04%

CRE - Term Repurchase Facilities
Wells Fargo Bank (2)	265,930	391,826	20	3.53%	215,283	313,126	16	2.86%
Morgan Stanley Bank (3)	141,504	220,340	12	3.79%	131,355	207,377	11	3.34%

Trust Certificates Term Repurchase Facility
RSO Repo SPE Trust 2015 (4)	26,459	89,181	1	6.67%	26,385	89,181	1	6.21%
Total	$502,875	$801,977			$451,510	$724,841

(1)	The Deutsche Bank CMBS term repurchase facility includes $0 and $16,000 of deferred debt issuance costs at June 30, 2017 and December 31, 2016, respectively.

(2)	The Wells Fargo Bank CRE term repurchase facility includes $1.1 million and $1.6 million of deferred debt issuance costs at June 30, 2017 and December 31, 2016, respectively.

(3)	The Morgan Stanley Bank CRE term repurchase facility includes $774,000 and $1.1 million of deferred debt issuance costs at June 30, 2017 and December 31, 2016, respectively.

(4)	The RSO Repo SPE Trust 2015 term repurchase facility includes $208,000 and $282,000 of deferred debt issuance costs at June 30, 2017 and December 31, 2016, respectively.
The following table shows information about the amount at risk under the repurchase facilities (dollars in thousands):

	Amount at Risk (1)	Weighted Average Maturity	Weighted Average Interest Rate
At June 30, 2017:
CMBS - Term Repurchase Facilities
Wells Fargo Bank, National Association	$5,462	274 days	2.44%
Deutsche Bank AG	$26,471	329 days	3.32%

CRE - Term Repurchase Facilities
Wells Fargo Bank, National Association	$126,442	1.1 years	3.53%
Morgan Stanley Bank, National Association	$79,176	1.2 years	3.79%

Trust Certificates Term Repurchase Facility
RSO Repo SPE Trust 2015	$62,575	1.4 years	6.67%

(1)	Equal to the total of the estimated fair value of securities or loans sold and accrued interest income, minus the total of repurchase agreement liabilities and accrued interest expense.

(Back to Index)

(Back to Index)

RESOURCE CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
JUNE 30, 2017
(unaudited)

	Amount at Risk (1)	Weighted Average Maturity	Weighted Average Interest Rate
At December 31, 2016:
CMBS - Term Repurchase Facilities
Wells Fargo Bank, National Association	$6,059	90 days	1.96%
Deutsche Bank AG	$30,971	145 days	3.04%

CRE - Term Repurchase Facilities
Wells Fargo Bank, National Association	$97,482	1.6 years	2.86%
Morgan Stanley Bank, National Association	$75,772	1.7 years	3.34%

Trust Certificates Term Repurchase Facility
RSO Repo SPE Trust 2015	$62,575	1.9 years	6.21%

(1)	Equal to the total of the estimated fair value of securities or loans sold and accrued interest income, minus the total of repurchase agreement liabilities and accrued interest expense.
CMBS - Term Repurchase Facilities
On March 8, 2005, the Company's wholly-owned subsidiary RCC Real Estate entered into the short-term CMBS 2005 Facility with Deutsche Bank Securities Inc. ("Deutsche Bank"). In May 2016, the Company entered into an agreement governed by the 2005 Facility with Deutsche Bank to enter into transactions in which RCC Real Estate and Deutsche Bank agree to transfer from RCC Real Estate to Deutsche Bank all of their right, title and interest to certain CMBS and other assets against the transfer of funds by Deutsche Bank to RCC Real Estate, with a simultaneous agreement by Deutsche Bank to transfer back to RCC Real Estate such assets at a date certain, against the transfer of funds from RCC Real Estate to Deutsche Bank. In May 2017, Deutsche Bank approved the extension of the agreement to May 2018.
Short-Term Repurchase Agreements - CMBS
In November 2012, RCC Real Estate entered into a master repurchase and securities agreement (the "JP Morgan Securities Facility") with JP Morgan Securities LLC to finance the purchase of CMBS. In April 2017, the Company entered into the first amendment of the JP Morgan Securities Facility which amended the minimum shareholders' equity of the guarantor and maximum leverage ratio covenants. The Company had no outstanding borrowings payable under the JP Morgan Securities Facility at June 30, 2017 and December 31, 2016.
Contractual maturity dates of the Company's borrowings by category and year are presented in the table below (in thousands):

	Total	2017	2018	2019	2020	2021 and Thereafter
CRE Securitizations	$305,212	$—	$—	$—	$—	$305,212
Repurchase Facilities	502,875	—	502,875	—	—	—
Unsecured Junior Subordinated Debentures	51,548	—	—	—	—	51,548
6.0 % Convertible Senior Notes	112,607	—	112,607	—	—	—
8.0 % Convertible Senior Notes	97,097	—	—	—	97,097	—
Total	$1,069,339	$—	$615,482	$—	$97,097	$356,760
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
JUNE 30, 2017
(unaudited)

On or after July 30, 2024, the Company may, at its option, redeem its Series C preferred stock, in whole or part, at any time and from time to time, for cash at $25.00 per share, plus accrued and unpaid dividends, if any, to the redemption date.
Under a dividend reinvestment plan authorized by the board of directors on March 21, 2013, the Company was authorized to issue up to 5,000,000 shares of common stock. During the three and six months ended June 30, 2017, the Company did not sell any shares of common stock through this program.
Under a share repurchase plan authorized by the board of directors on August 3, 2015, the Company was authorized to repurchase up to $50.0 million of its outstanding equity and debt securities. In March 2016, the Company's board of directors approved a new securities repurchase program for up to $50.0 million of its outstanding securities, which replaced the August 2015 repurchase plan. Since the inception of the program through December 31, 2016, the Company repurchased $35.2 million of its common stock, representing approximately 2.8 million shares, or 8.3% of the outstanding balance and $3.1 million of its outstanding Series B preferred stock, representing approximately 196,000 shares, or 3.4% of the initial outstanding balance. During the six months ended June 30, 2017, the Company did not repurchase any shares of its common or preferred stock through this program. At June 30, 2017, $44.9 million remains available in this repurchase plan.
NOTE 13 - SHARE-BASED COMPENSATION
The following table summarizes the Company's restricted common stock transactions:

	Non-Employee Directors	Non-Employees(1)	Employees	Total
Unvested shares at January 1, 2017	27,320	301,486	71,244	400,050
Issued	34,246	321,789	12,019	368,054
Vested	(23,193)	(137,345)	(32,110)	(192,648)
Forfeited	(4,299)	(14,087)	(1,412)	(19,798)
Unvested shares at June 30, 2017	34,074	471,843	49,741	555,658
(1) Non-employees are employees of Resource America and C-III.

The Company is required to value any unvested shares of restricted common stock granted to non-employees at the current market price.  The estimated fair value at grant date of the unvested shares of restricted common stock granted to non-employees during the six months ended June 30, 2017 was $2.7 million.  The estimated fair value at grant date of the unvested shares of restricted common stock granted to non-employees during the six months ended June 30, 2016 was $2.3 million. The estimated fair value at grant date of unvested shares of restricted common stock issued to the Company’s eight non-employee directors during the six months ended June 30, 2017 was $290,000. The estimated fair value at grant date of unvested shares of restricted common stock issued to the Company’s seven non-employee directors during the six months ended June 30, 2016 was $255,000.
The Company records any unvested shares of restricted common stock granted to non-employee directors at the fair value on the grant date amortized over the service period.  The amortization recognized during the three and six months ended June 30, 2017 was $59,000 and $132,000, respectively. The amortization recognized during the three and six months ended June 30, 2016 was $64,000 and $128,000, respectively.
At June 30, 2017, the total unrecognized restricted common stock expense for non-employees was $2.8 million, with a weighted average amortization period remaining of 2.5 years. At December 31, 2016, the total unrecognized restricted common stock expense for non-employees was $891,000, with a weighted average amortization period remaining of 2.6 years.
The following table summarizes restricted common stock grants during the six months ended June 30, 2017:

Date	Shares	Vesting/Year	Vesting Date(s)
January 25, 2017	321,789	33.3%	1/25/18, 1/25/19, 1/25/20
February 1, 2017	4,242	100%	2/1/18
March 8, 2017	18,450	100%	3/8/18
March 13, 2017	4,299	100%	3/13/18
June 1, 2017	3,575	100%	6/1/18
June 6, 2017	3,680	100%	6/6/18

(Back to Index)

(Back to Index)

RESOURCE CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
JUNE 30, 2017
(unaudited)

The following table summarizes the status of the Company’s vested stock options at June 30, 2017:

Vested Options	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Vested at January 1, 2017	26,250	$46.60
Vested	—	—
Exercised	—	—
Forfeited	—	—
Expired	(16,250)	59.52
Vested at June 30, 2017	10,000	$25.60	3.88	$—
There were no options granted during the six months ended June 30, 2017 or 2016. The outstanding stock options have a contractual term of ten years and will expire in 2021.
The components of equity compensation expense for the periods presented is as follows (in thousands):

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2017	2016	2017	2016
Restricted shares granted to non-employees (1)	$675	$1,288	$1,390	$1,713
Restricted shares granted to non-employee directors	59	64	132	128
Total equity compensation expense (2)	$734	$1,352	$1,522	$1,841

(1)	Non-employees are employees of Resource America and C-III.

(2)	Amounts do not include equity compensation expense for employees of our subsidiary PCM, which is included in net income (loss) for discontinued operations, net of tax.
Under the Company's Management Agreement, incentive compensation is paid quarterly. Up to 75% of the incentive compensation is paid in cash and at least 25% is paid in the form of an award of common stock. There were no incentive fees paid to the Manager for the three and six months ended June 30, 2017 and 2016.
Apart from incentive compensation payable under the Management Agreement, the Company has established no formal criteria for the issuance of equity awards at June 30, 2017.  All awards are discretionary in nature and subject to approval by the compensation committee of the Company's board of directors.

(Back to Index)

(Back to Index)

RESOURCE CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
JUNE 30, 2017
(unaudited)

NOTE 14 - EARNINGS PER SHARE
The following table presents a reconciliation of basic and diluted earnings per share for the periods presented as follows (in thousands, except share and per share amounts):

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2017	2016	2017	2016
Net income from continuing operations	$12,568	$10,908	$21,742	$19,760
Net income allocated to preferred shares	(6,015)	(6,014)	(12,029)	(12,062)
Carrying value in excess of consideration paid for preferred shares	—	(111)	—	1,500
Net loss allocable to non-controlling interest, net of taxes	95	60	196	150
Net income from continuing operations allocable to common shares	6,648	4,843	9,909	9,348
Net loss from discontinued operations, net of tax	(4,184)	(6,379)	(4,745)	(1,211)
Net income (loss) allocable to common shares	$2,464	$(1,536)	$5,164	$8,137

Basic:
Weighted average number of shares outstanding	30,820,442	30,410,451	30,786,527	30,505,428
Continuing operations	$0.22	$0.16	$0.32	$0.31
Discontinued operations	(0.14)	(0.21)	(0.15)	(0.04)
Basic net income (loss) per share	$0.08	$(0.05)	$0.17	$0.27

Diluted:
Weighted average number of shares outstanding	30,820,442	30,410,451	30,786,527	30,505,428
Additional shares due to assumed conversion of dilutive instruments	200,484	—	181,313	218,844
Adjusted weighted-average number of common shares outstanding	31,020,926	30,410,451	30,967,840	30,724,272
Continuing operations	$0.22	$0.16	$0.32	$0.30
Discontinued operations	(0.14)	(0.21)	(0.15)	(0.04)
Diluted net income (loss) per share	$0.08	$(0.05)	$0.17	$0.26
Potentially dilutive shares consisting of 9,002,859 shares issuable in connection with the potential conversion of the Company's 6.0% and 8.0% Convertible Senior Notes (see Note 11) for the three and six months ended June 30, 2017 and June 30, 2016 were not included in the calculation of diluted net income (loss) per share because the effect would be anti-dilutive.
NOTE 15 - ACCUMULATED OTHER COMPREHENSIVE INCOME
The following table presents the changes in each component of accumulated other comprehensive income for the six months ended June 30, 2017 (dollars in thousands):

	Net unrealized (loss) gain on derivatives	Net unrealized (loss) gain on securities, available-for-sale	Accumulated other comprehensive income (loss)
Balance, January 1, 2017	$(18)	$3,099	$3,081
Other comprehensive loss before reclassifications	—	(1,494)	(1,494)
Amounts reclassified from accumulated other comprehensive income	92	(1,179)	(1,087)
Balance, June 30, 2017	$74	$426	$500

(Back to Index)

(Back to Index)

RESOURCE CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
JUNE 30, 2017
(unaudited)

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

The Company has entered into a management agreement under which the Company's Manager receives substantial fees. On May 22, 2016, the Company entered into a letter agreement with Resource America pursuant to which the Company irrevocably waived its right to terminate the management agreement as a result of a "Change of Control" (as defined in the management agreement) resulting from the acquisition of Resource America by C-III. Upon consummation of that acquisition, Resource America paid a $1.5 million fee to the Company for the waiver. For the three and six months ended June 30, 2017, the Manager earned base management fees of approximately $2.6 million and $5.2 million (net of rebates), respectively. For the three and six months ended June 30, 2016, the Manager earned base management fees of approximately $3.0 million and $6.9 million (net of rebates), respectively. No incentive management fees were earned for the three and six months ended June 30, 2017 or 2016.  The Company reimburses the Manager and Resource America for expenses and the costs of employees of Resource America who perform legal, accounting, due diligence and other services that outside professionals or consultants would otherwise perform. The management agreement, as amended, also provides that the Manager must furnish us with a director of investor relations. The Company bears the expense of the compensation and benefits of the Company's Chief Financial Officer, Chief Accounting Officer and several accounting and tax professionals and 50% of the salary and benefits of the investor relations officer. Until September 8, 2016, the Company also reimbursed Resource America for the compensation and benefits of the former Chairman. For the three and six months ended June 30, 2017, the Company reimbursed the Manager $1.1 million and $2.9 million for all such compensation and costs, respectively. For the three and six months ended June 30, 2016, the Company reimbursed the Manager $1.5 million and $2.6 million for all such compensation and costs, respectively.
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
On November 24, 2010, the Company entered into an Investment Management Agreement with Resource Capital Markets, Inc., ("RCM"), which is a wholly-owned subsidiary of Resource America.  The initial agreement provided that: (a) RCM may invest up to $5.0 million of the Company’s funds, with the investable amount being adjusted by portfolio gains (losses) and collections, and offset by expenses, taxes and realized management fees, and (b) RCM can earn a management fee in any year that the net profits earned exceed a preferred return. On June 17, 2011, the Company entered into a revised Investment Management Agreement with RCM which provided an additional $8.0 million of the Company’s funds for RCM to invest.  The management fee is 20% of the amount by which the net profits exceed the preferred return.  During the three and six months ended June 30, 2017 and 2016, RCM earned no management fees. The Company holds $171,000 in fair market value of trading securities at June 30, 2017, a $3.9 million change from $4.1 million at fair market value at December 31, 2016.  The Company also reimburses RCM for expenses paid on the Company's behalf. For the three and six months ended June 30, 2017, the Company paid RCM no expense reimbursements. For the three and six months ended June 30, 2016, the Company paid RCM $0 and $8,000 as expense reimbursements, respectively.

(Back to Index)

(Back to Index)

RESOURCE CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
JUNE 30, 2017
(unaudited)

At June 30, 2017, the Company was indebted to the Manager for $924,000, comprised of base management fees of $876,000 and expense reimbursements of $47,000.  At December 31, 2016, the Company was indebted to the Manager for $1.4 million, comprised of base management fees of $1.3 million and expense reimbursements of $35,000. At June 30, 2017 and December 31, 2016, the Company was also indebted to the Manager for an oversight fee of $62,000 and $138,000, which was recorded in liabilities held for sale. At June 30, 2017, the Company was indebted to RCM under the Company’s Investment Management Agreement for $102,000, comprised entirely of expense reimbursements.  At December 31, 2016, the Company was indebted to RCM under the Company’s Investment Management Agreement for $216,000, comprised entirely of expense reimbursements. The Company's base management fee payable as well as expense reimbursements payable are recorded in accounts payable and other liabilities on the consolidated balance sheets.
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
At June 30, 2017, the Company retained equity in six securitizations, which were structured for the Company by the Manager, although two of the securitizations were substantially liquidated in 2014 and 2015.  Under the Management Agreement, the Manager was not separately compensated by the Company for executing these transactions and is not separately compensated for managing the securitization entities and their assets.
Relationship with LEAF Commercial Capital. Leaf Commercial Capital ("LCC"), a former subsidiary of Resource America in which the Company owned a minority interest, originated and managed equipment leases and notes on behalf of the Company. On March 5, 2010, the Company entered into agreements with Lease Equity Appreciation Fund II, L.P., ("LEAF II") (an equipment leasing partnership sponsored by LEAF Financial, which is a subsidiary of Resource America, and of which a LEAF Financial subsidiary is the general partner), pursuant to which the Company provided an $8.0 million credit facility to LEAF II.  The credit facility initially had a one year term with interest at 12% per year, payable quarterly, and was secured by all the assets of LEAF II.  The Company received a 1% origination fee in connection with establishing the facility.  The facility originally matured on March 3, 2011 and was extended until September 3, 2011 with a 1% extension fee paid on the outstanding loan balance.  On June 3, 2011, the Company entered into an amendment to extend the maturity to February 15, 2012 and to decrease the interest rate from 12% to 10% per annum resulting in a TDR under applicable accounting guidance.  On February 15, 2012, the credit facility was further amended to extend the maturity to February 15, 2013 with a 1% extension fee accrued and added to the amount outstanding.  On January 11, 2013, the Company entered into another amendment to extend the maturity to February 15, 2014 with an additional 1% extension fee accrued and added to the amount outstanding. On December 17, 2013, the Company entered into another amendment to extend the maturity to February 15, 2015. During the year ended December 31, 2014, the Company recorded a provision of $1.3 million against this loan before extinguishing the loan and bringing direct financing leases in the amount of $2.1 million on the Company's balance sheet in satisfaction of the loan receivable. During the three and six months ended June 30, 2017, there was a provision of lease losses of $131,000 and $270,000 recorded against the value of the direct financing leases, respectively. There was no provision for lease losses recorded during the three and six months ended June 30, 2016. At June 30, 2017 and December 31, 2016, the Company held $189,000 and $527,000 of direct financing leases, net of reserves.
On November 16, 2011, the Company, together with LEAF Financial and LCC, entered into a securities purchase agreement with Eos Partners, L.P., a private investment firm, and its affiliates (see Note 3). The Company’s resulting interest is accounted for under the equity method and recorded in equity in earnings of unconsolidated entities on the consolidated statements of operations. For the three and six months ended June 30, 2017, the Company recorded income of $122,000 and $288,000 respectively, in respect of the Company's equity interests in LCC. For the three and six months ended June 30, 2016, the Company recorded income of $933,000 and $2.3 million, respectively, in respect of the Company's equity interests in LCC.  The Company’s total investment in LCC was $43.2 million and $43.0 million at June 30, 2017 and December 31, 2016, respectively. On July 31, 2017, the Company received cash proceeds of $84.3 million in connection with the sale of LCC.

(Back to Index)

(Back to Index)

RESOURCE CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
JUNE 30, 2017
(unaudited)

Relationship with CVC Credit Partners. On April 17, 2012, Apidos Capital Management ("ACM"), a former subsidiary of Resource America, was sold to CVC Credit Partners, LLC ("CVC Credit Partners"), a joint venture entity in which Resource America owns a 24% interest. CVC Credit Partners manages internally and externally originated syndicated corporate loans on the Company’s behalf.  On February 24, 2011, one of the Company's subsidiaries purchased 100% of the ownership interests in Churchill Pacific Asset Management LLC ("CPAM") from Churchill Financial Holdings LLC for $22.5 million.  CPAM subsequently changed its name to Resource Capital Asset Management ("RCAM"). Through RCAM, the Company was entitled to collect senior, subordinated and incentive fees related to five CLOs holding approximately $1.9 billion in assets managed by RCAM.  RCAM is assisted by CVC Credit Partners in managing these CLOs.  CVC Credit Partners is entitled to 10% of all subordinated fees and 50% of the incentive fees received by RCAM.  For the three and six months ended June 30, 2017, CVC Credit Partners earned subordinated and incentive fees totaling $775,000 and $1.3 million, respectively. For the three and six months ended June 30, 2016, CVC Credit Partners earned subordinated and incentive fees totaling $198,000 and $307,000, respectively. In October 2012, the Company purchased 66.6% of the preferred equity in one of the RCAM-managed CLOs. In May 2013, the Company purchased additional equity in this CLO, increasing its ownership percentage to 68.3%. The CLOs were liquidated in February 2013, January 2016, September 2016 and February 2017, respectively. The unamortized balance of the intangible asset was $0 and $213,000 at June 30, 2017 and December 31, 2016, respectively. During the six months ended June 30, 2017 and 2016, the Company recorded impairment of $177,000 and $0 on the related intangible asset of these CLOs. At June 30, 2017, the Company had no remaining investment in RCAM.
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
Relationship with Resource Real Estate. Resource Real Estate, a subsidiary of Resource America, originates, finances and manages the Company’s CRE loan portfolio.  The Company reimburses Resource Real Estate for loan origination costs associated with all loans originated.  The Company also reimburses Resource Real Estate for expenses, including the expenses of employees of Resource America who perform legal, accounting, due diligence and other services that outside professionals or consultants would otherwise perform, and for the compensation and benefits of several Resource America personnel dedicated to the Company's operations. At June 30, 2017 and December 31, 2016, the Company was indebted to Resource Real Estate for $508,000 and $899,000 for expense reimbursements and Resource Real Estate was indebted to the Company for $0 and $50,000 for a loan deposit, respectively.
On December 1, 2009, the Company purchased a membership interest in RRE VIP Borrower, LLC (an unconsolidated VIE that held an interest in a real estate joint venture) from Resource America for $2.1 million, its book value.  Resource Real Estate Management, LLC was asset manager of the venture and received a monthly asset management fee equal to 1.0% of the combined investment calculated as of the last calendar day of the month. There were no fees incurred for the three and six months ended June 30, 2017 and 2016, as the last property associated with the joint venture was sold in July 2014. For the three and six months ended June 30, 2017, the Company recorded income of $37,000 and $37,000, respectively, which was recorded in equity in earnings of unconsolidated entities on the consolidated statements of operations. For the three and six months ended June 30, 2016, the Company recorded income of $10,000 and $35,000, respectively, which was recorded in equity in earnings of unconsolidated entities on the consolidated statements of operations. The income recorded in 2017 and 2016 was related to insurance premium refunds and the liquidation of bank accounts with respect to the underlying sold properties of the portfolio.
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
JUNE 30, 2017
(unaudited)

2016, RCC CRE Notes 2013 was liquidated, and, as a result, the remaining assets were returned to us in exchange for the Company's preference shares and equity notes in the securitization.
In July 2014, the Company formed RCM Global Manager to invest in RCM Global, an entity formed to hold a portfolio of structured product securities. The Company contributed $15.0 million for a 63.8% membership interest in RCM Global. The portion of RCM Global that the Company does not own is presented as non-controlling interest at December 31, 2015 and for the years ended December 31, 2015 and 2014 in the Company's consolidated financial statements. All intercompany accounts and transactions have been eliminated in consolidation. In March and June 2015, the Company requested and received a proportional, in-kind distribution in certain securities held by RCM Global. The distribution of and subsequent sale of those securities by the Company through its subsidiary, RCC Residential, resulted in the realization of $5.0 million of net gain for the year ended December 31, 2015. During the six months ended June 30, 2017, RCC Residential received a cash distribution in the amount of $171,000. At June 30, 2017, the Company's ownership interest in RCM Global was 8.7% and the remainder was owned by subsidiaries of Resource America and certain of its employees and their spouses. On January 1, 2016, the Company adopted new consolidation guidance on variable interest entities and, as a result, the Company deconsolidated RCM Global and now accounts for this investment as an investment in unconsolidated entities on the consolidated balance sheet. For the three and six months ended June 30, 2017, the Company recorded losses of $166,000 and $170,000 which was recorded in equity in (losses) earnings of unconsolidated subsidiaries on the consolidated statements of operations, respectively. For the three and six months ended June 30, 2016, the Company recorded earnings of $222,000 and $399,000 which was recorded in equity in (losses) earnings of unconsolidated subsidiaries on the consolidated statements of operations, respectively.
In September 2014, the Company contributed $17.5 million to Pelium Capital for an initial ownership interest of 80.4%. Pelium Capital is a specialized credit opportunity fund managed by Resource America. The Company funded its final commitment of $2.5 million as of February 2015. The Company will receive 10% of the carried interest in the partnership for the first five years and can increase its interest to 20% if the Company's capital contributions aggregate $40.0 million. Resource America contributed securities valued at $2.8 million to the formation of Pelium Capital. The portion of the fund that the Company does not own is presented as non-controlling interests as of the dates and for the periods presented in the Company's consolidated financial statements. Pelium Capital was determined not to be a VIE as there was sufficient equity at risk, the Company does not have disproportionate voting rights and Pelium Capital's partners have all of the following characteristics: (1) the power to direct the activities of Pelium; (2) the obligation to absorb losses; and (3) the right to receive residual returns. However, Pelium Capital was consolidated as a result of the Company's majority ownership and the Company's unilateral kick-out rights. The non-controlling interests in Pelium Capital are owned by Resource America and outside investors. All intercompany accounts and transactions were eliminated in consolidation at December 31, 2015. On January 1, 2016, the Company adopted new consolidation guidance on variable interest entities and, as a result, the Company deconsolidated Pelium Capital and now accounts for this investment as an investment in unconsolidated entities on the consolidated balance sheet. For the three and six months ended June 30, 2017, the Company recorded earnings of $82,000 and losses $77,000 which was recorded in equity in (losses) earnings of unconsolidated entities on the consolidated statements of operations, respectively. For the three and six months ended June 30, 2016, the Company recorded earnings of $1.4 million and $1.7 million which was recorded in equity in (losses) earnings of unconsolidated entities on the consolidated statements of operations, respectively. During 2017, the Company received proceeds of $13.6 million related to the partial liquidation of its investment. The Company's investment balance in Pelium Capital was $12.3 million and $26.0 million at June 30, 2017 and December 31, 2016, respectively. The Company held an 80.2% interest in Pelium Capital at June 30, 2017.

On June 24, 2015, the Company committed to invest up to $50.0 million in Pearlmark Mezz, a Delaware limited partnership. The investment advisor of Pearlmark Mezz is Pearlmark Real Estate LLC ("Pearlmark Manager"), which is 50% owned by Resource America. The Company pays Pearlmark Manager management fees of 1.0% on the unfunded committed capital and 1.5% on the invested capital. The Company was entitled to a management fee rebate of 25% for the first year of the fund, which ended on June 24, 2016. Resource America had agreed that it will credit any such fees paid by the Company to Pearlmark Manager against the base management fee that the Company pays to Resource America. In May 2017, the Company sold its equity interest in Pearlmark Mezz for proceeds of $16.2 million and recognized a net loss of $345,000, which was recorded in equity in (losses) earnings of unconsolidated entities on the consolidated statements of operations.
NOTE 17 - DISTRIBUTIONS
For the quarter ended June 30, 2017, the Company declared and subsequently paid a dividend of $0.05 per common share.

(Back to Index)

(Back to Index)

RESOURCE CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
JUNE 30, 2017
(unaudited)

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
The following tables present dividends declared (on a per share basis) for the first and second quarters of 2017 and each of the quarters in 2016:

Common Stock
	Date Paid	Total Dividend Paid	Dividend Per Share
		(in thousands)
2017
March 31	April 27	$1,568	$0.05
June 30	July 28	$1,567	$0.05
2016
March 31	April 28	$13,073	$0.42
June 30	July 28	$13,051	$0.42
September 30	October 28	$13,012	$0.42
December 31	January 27, 2017	$1,550	$0.05

Preferred Stock
Series A				Series B			Series C
	Date Paid	Total Dividend Paid	Dividend Per Share	Date Paid	Total Dividend Paid	Dividend Per Share	Date Paid	Total Dividend Paid	Dividend Per Share
		(in thousands)			(in thousands)			(in thousands)
2017
March 31	May 1	$568	$0.531250	May 1	$2,859	$0.515625	May 1	$2,588	$0.539063
June 30	July 31	$568	$0.531250	July 31	$2,859	$0.515625	July 31	$2,588	$0.539063
2016
March 31	May 2	$568	$0.531250	May 2	$2,859	$0.515625	May 2	$2,588	$0.539063
June 30	August 1	$568	$0.531250	August 1	$2,859	$0.515625	August 1	$2,588	$0.539063
September 30	October 31	$568	$0.531250	October 31	$2,859	$0.515625	October 31	$2,588	$0.539063
December 31	January 30, 2017	$568	$0.531250	January 30, 2017	$2,859	$0.515625	January 30, 2017	$2,588	$0.539063

(Back to Index)

(Back to Index)

RESOURCE CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
JUNE 30, 2017
(unaudited)

NOTE 18 - FAIR VALUE OF FINANCIAL INSTRUMENTS
The following table presents information about the Company’s assets and liabilities measured at fair value on a recurring basis and indicates the fair value hierarchy of the valuation techniques utilized by the Company to determine such fair value as follows (in thousands):

	Level 1	Level 2	Level 3	Total
At June 30, 2017:
Assets:
Investment securities, trading	$—	$—	$171	$171
Investment securities available-for-sale	—	—	116,395	116,395
Loans held for sale	—	1	37	38
Derivatives	—	75	—	75
Total assets at fair value	$—	$76	$116,603	$116,679

Liabilities:
Derivatives	$—	$484	$—	$484
Total liabilities at fair value	$—	$484	$—	$484

At December 31, 2016:
Assets:
Investment securities, trading	$—	$369	$4,123	$4,492
Investment securities available-for-sale	—	—	124,968	124,968
Loans held for sale	—	787	220	1,007
Derivatives	—	647	—	647
Total assets at fair value	$—	$1,803	$129,311	$131,114

Liabilities:
Derivatives	$—	$97	$—	$97
Total liabilities at fair value	$—	$97	$—	$97

In accordance with guidance on fair value measurements and disclosures, the Company is not required to disclose quantitative information with respect to unobservable inputs contained in fair value measurements that are not developed by the Company. As a consequence, the Company has not disclosed such information associated with fair values obtained for investment securities, trading, investment securities available for sale and loans held for sale from third-party pricing sources.

The following table presents additional information about assets that are measured at fair value on a recurring basis for which the Company has utilized Level 3 inputs (in thousands):

(Back to Index)

(Back to Index)

RESOURCE CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
JUNE 30, 2017
(unaudited)

	CMBS	ABS	Structured Notes	Loans Held for Sale	RMBS	Total
Balance, January 1, 2017	$98,087	$25,280	$4,123	$220	$1,601	$129,311
Included in earnings	103	3,289	163	58	—	3,613
Purchases/Originations	14,571	—	—	—	—	14,571
Sales	—	(7,234)	—	—	—	(7,234)
Paydowns	(15,000)	(2,483)	(4,115)	(241)	(175)	(22,014)
Issuances	—	—	—	—	—	—
Settlements	—	—	—	—	—	—
Capitalized interest	—	891	—	—	—	891
Included in OCI	471	(2,955)	—	—	(51)	(2,535)
Balance, June 30, 2017	$98,232	$16,788	$171	$37	$1,375	$116,603

There were no financial assets or liabilities measured at fair value on a nonrecurring basis at June 30, 2017.
The Company is required to disclose the fair value of financial instruments for which it is practicable to estimate that value.  The fair values of the Company's short-term financial instruments such as cash and cash equivalents, restricted cash, principal paydowns receivable, interest receivable, distributions payable, accrued interest expense and repurchase agreements approximate their carrying value on the consolidated balance sheets.  The fair values of the Company’s investment securities, trading are reported in Note 7.  The fair values of the Company’s investment securities available-for-sale are reported in Note 8.  The fair values of the Company's loans held for sale are reported in Note 5. The fair values of the Company’s derivative instruments are reported in Note 19.
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
Senior notes in CRE securitizations are valued using dealer quotes, typically the dealer who underwrote the CRE securitization in which the notes are held.
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
Repurchase agreements are variable rate debt instruments indexed to LIBOR that reset periodically and, as a result, their carrying value approximates their fair value.
The fair values of the Company’s remaining financial instruments that are not reported at fair value on the consolidated balance sheets are reported in the following table (in thousands):

(Back to Index)

(Back to Index)

RESOURCE CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
JUNE 30, 2017
(unaudited)

		Fair Value Measurements
	Carrying Amount	Fair Value	Quoted Prices in Active Markets for Identical Assets of Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
At June 30, 2017:
Loans held for investment	$1,250,991	$1,256,593	$—	$—	$1,256,593
Senior notes in CRE securitizations	$305,212	$307,727	$—	$—	$307,727
Junior subordinated notes	$51,548	$26,740	$—	$—	$26,740
Convertible notes	$209,704	$215,000	$—	$—	$215,000
Repurchase agreements	$502,104	$504,166	$—	$—	$504,166

At December 31, 2016:
Loans held for investment	$1,286,278	$1,292,099	$—	$—	$1,292,099
Senior notes in CRE securitizations	$480,101	$486,524	$—	$—	$486,524
Junior subordinated notes	$51,548	$27,246	$—	$—	$27,246
Convertible notes	$208,297	$215,000	$—	$—	$215,000
Repurchase agreements	$451,510	$453,794	$—	$—	$453,794

(Back to Index)

(Back to Index)

RESOURCE CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
JUNE 30, 2017
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
The Company may hold various derivatives in the ordinary course of business, including: interest rate swaps, forward contracts and options. Options are contracts sold by one party to another that give the buyer the right, but not the obligation, to buy or sell a financial asset at an agreed-upon price during a certain period of time or on a specific date. Interest rate swap agreements are contracts between two parties to exchange cash flows based on specified underlying notional amounts, assets and/or indices. Forward contracts represent future commitments to either purchase or to deliver a quantity of a currency (foreign currency hedging) at a predetermined future date, at a predetermined rate or price and are used to manage currency risk with respect to the Company's long positions in foreign currency-denominated investment securities.
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
At June 30, 2017, the Company had two interest rate swap contracts outstanding whereby the Company paid a weighted average fixed rate of 2.00% and received a variable rate equal to one-month LIBOR. The aggregate notional amount of these contracts was $10.5 million at June 30, 2017.  The counterparty for the Company’s designated interest rate hedge contracts at June 30, 2017 was Wells Fargo.
At December 31, 2016, the Company had no interest rate swap contracts outstanding.
 The estimated fair value of the Company’s asset related to interest rate swaps was $75,000 at June 30, 2017.  The Company had aggregate unrealized gains of $75,000 on the interest rate swap agreements at June 30, 2017 which is recorded in accumulated other comprehensive income (loss).
The Company had aggregate unrealized losses on an interest rate swap agreement that was canceled, at the Company's request in April 2016, of $0 and $18,000 at June 30, 2017 and December 31, 2016, respectively, which is recorded in accumulated other comprehensive income (loss).  The aggregate unrealized loss is amortized through earnings over the remaining life of the canceled agreement. The amortization is reported in interest expense in the Company’s consolidated statements of operations. The Company incurred interest expense of $0 and $18,000 during the three and six months ended June 30, 2017, respectively, to fully amortize the remaining accumulated other comprehensive income (loss).
The Company had master netting agreements with Credit Suisse International and Wells Fargo at June 30, 2017. Regulations promulgated under the Dodd-Frank Act mandate that the Company clear certain new interest rate swap transactions through a central counterparty. Transactions that are centrally cleared result in the Company facing a clearing house, rather than a swap dealer, as counterparty.  Central clearing requires the Company to post collateral in the form of initial and variation margin to satisfy potential future obligations.  At June 30, 2017, the Company had centrally cleared interest rate swap contracts with a fair value in an asset position of $75,000. At December 31, 2016, there were no centrally cleared interest rate swap contracts.
The Company classifies its interest rate risk hedges as cash flow hedges, which are hedges that eliminate the risk of changes in the cash flows of a financial asset or liability. The Company records changes in fair value of derivatives designated

(Back to Index)

(Back to Index)

RESOURCE CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
JUNE 30, 2017
(unaudited)

and effective as cash flow hedges in accumulated other comprehensive income, and records changes in fair value of derivatives designated and ineffective as cash flow hedges in earnings.
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
The following tables present the fair value of the Company’s derivative financial instruments as well as their classification on the Company's consolidated balance sheets and on the consolidated statements of operations for the periods presented:
Fair Value of Derivative Instruments at June 30, 2017 (in thousands)

	Asset Derivatives
	Notional Amount	Consolidated Balance Sheet Location	Fair Value
Interest rate swap contracts, hedging (1)	$10,510	Derivatives, at fair value	$75
	Liability Derivatives
	Notional Amount	Consolidated Balance Sheet Location	Fair Value
Forward contracts - foreign currency, hedging (2)(3)	$21,024	Derivatives, at fair value	$484

Interest rate swap contracts, hedging	$10,510	Accumulated other comprehensive (income) loss	$(75)

(1)	Interest rate swap contracts are accounted for as cash flow hedges.

(2)	Foreign currency forward contracts are accounted for as fair value hedges.

(3)
Notional amount presented on currency converted basis. The base currency notional amount of the Company's foreign currency hedging forward contracts in a liability position was €18.4 million at June 30, 2017.

(Back to Index)

(Back to Index)

RESOURCE CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
JUNE 30, 2017
(unaudited)

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

The Effect of Derivative Instruments on the Consolidated Statements of Operations for the
Six Months Ended June 30, 2017 (in thousands)

	Derivatives
	Consolidated Statements of Operations Location	Realized and Unrealized Gain (Loss) (1)
Interest rate swap contracts, hedging	Interest expense	$(20)
Forward contracts - foreign currency, hedging	Net realized and unrealized gain on sales of investment securities available-for-sale and loans and derivatives	$(1,479)

(1)	Negative values indicate a decrease to the associated consolidated statements of operations line items.

The Effect of Derivative Instruments on the Consolidated Statements of Operations for the
Six Months Ended June 30, 2016 (in thousands)

	Derivatives
	Consolidated Statements of Operations Location	Realized and Unrealized Gain (Loss) (1)
Interest rate swap contracts, hedging	Interest expense	$(70)
Forward contracts - foreign currency, hedging	Net realized and unrealized gain on sales of investment securities available-for-sale and loans and derivatives	$(62)

(1)	Negative values indicate a decrease to the associated consolidated statements of operations line items.

(Back to Index)

(Back to Index)

RESOURCE CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
JUNE 30, 2017
(unaudited)

NOTE 20 - OFFSETTING OF FINANCIAL ASSETS AND LIABILITIES
The following table presents a summary of the Company's offsetting of derivative assets (in thousands):

				(iv) Gross Amounts Not Offset in the Consolidated Balance Sheets
	(i) Gross Amounts of Recognized Assets	(ii) Gross Amounts Offset in the Consolidated Balance Sheets	(iii) = (i) - (ii) Net Amounts of Assets Included in the Consolidated Balance Sheets	Financial Instruments	Cash Collateral Pledged	(v) = (iii) - (iv) Net Amount
At June 30, 2017:
Derivative hedging (1) instruments, at fair value	$75	$—	$75	$—	$—	$75
Total	$75	$—	$75	$—	$—	$75

At December 31, 2016:
Derivative hedging instruments, at fair value	$647	$—	$647	$—	$—	$647
Total	$647	$—	$647	$—	$—	$647
(1)     The Company posted cash margin of $640,000 related to interest rate swap contracts entered into as of June 30, 2017.
The following table presents a summary of the Company's offsetting of financial liabilities and derivative liabilities (in thousands):

				(iv) Gross Amounts Not Offset in the Consolidated Balance Sheets
	(i) Gross Amounts of Recognized Liabilities	(ii) Gross Amounts Offset in the Consolidated Balance Sheets	(iii) = (i) - (ii) Net Amounts of Liabilities Included in the Consolidated Balance Sheets	Financial Instruments (1)	Cash Collateral Pledged	(v) = (iii) - (iv) Net Amount
At June 30, 2017:
Derivative hedging instruments, at fair value	$484	$—	$484	$—	$—	$484
Repurchase agreements and term facilities (2)	502,875	—	502,875	502,875	—	—
Total	$503,359	$—	$503,359	$502,875	$—	$484

At December 31, 2016:
Derivative hedging instruments, at fair value	$97	$—	$97	$—	$—	$97
Repurchase agreements and term facilities (2)	451,510	—	451,510	451,510	—	—
Total	$451,607	$—	$451,607	$451,510	$—	$97

(1)	Amounts represent collateral pledged that is available to be offset against liability balances associated with term facilities, repurchase agreements and derivative transactions.

(Back to Index)

(Back to Index)

RESOURCE CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
JUNE 30, 2017
(unaudited)

(2)
The combined fair value of securities and loans pledged against the Company's various term facilities and repurchase agreements was $802.0 million and $724.8 million at June 30, 2017 and December 31, 2016, respectively.

In the Company's consolidated balance sheets, all balances associated with repurchase agreements and derivatives transactions are presented on a gross basis.
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
In September 2015, Daren Levin filed a putative class action in the United States District Court for the Southern District of New York on behalf of all persons who purchased the Company's common stock between March 2, 2015 and August 4, 2015.  In November 2015, the Court appointed Douglas Drees as the lead plaintiff in the action, and thereafter entered a stipulation and order directing the lead plaintiff to file an amended complaint.  In February 2016, the lead plaintiff filed an amended complaint, alleging that the Company and certain of its officers and directors materially misrepresented certain risks of its commercial loan portfolio and processes and controls for assessing the quality of its portfolio.  Based on these allegations, the amended complaint asserts claims for violation of the securities laws and seeks a variety of relief, including unspecified monetary damages as well as costs and attorneys’ fees. On June 2, 2017, a second amended complaint was filed which added a new class of Series B and Series C preferred shareholders. The parties have now commenced discovery and the plaintiff has filed a motion for class certification.  The Company believes the amended complaint is without merit and intends to defend itself vigorously.
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

                In January 2017, Joseph Greenberg filed a shareholder derivative suit in the United States District Court for the Southern District of New York against certain of the Company's current and former officers and directors, as well as the Manager and Resource America.  In addition to asserting breach of fiduciary duty and unjust enrichment claims against certain of the Company's current and former officers and directors that are substantially similarly to those at issue in the Reaves action, the Greenberg complaint asserts three new claims on its behalf: (i) a claim under Section 14(a) of the Securities Exchange Act, based on allegations that the defendants caused the Company to issue misleading proxy statements between 2014 and 2015, (ii) a claim against the individual defendants for waste of corporate assets, based on allegations that the defendants caused the Company to pay excessive fees to the Manager, to expend resources in defending against the Levin Action, and to pay improper compensation and bonuses to certain officers and directors, and (iii) a claim against Resource America and the Manager for unjust enrichment, based on allegations that these defendants were unjustly enriched through the payment of excessive management fees.  The Company believes that the plaintiff, who failed to make a pre-suit demand on the board of directors, lacks standing to assert claims derivatively on the Company's behalf.

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

(Back to Index)

(Back to Index)

RESOURCE CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
JUNE 30, 2017
(unaudited)

                In January 2017, James M. DeCaro, for the benefit of Charles J. DeCaro, filed a shareholder derivative suit in the United States District Court for the Southern District of New York against certain of the Company's current and former officers and directors, as well as the Manager and Resource America.  The DeCaro complaint asserts a claim for breach of fiduciary duty, a claim under Section 14(a) of the Securities Exchange Act, and claims for corporate waste and unjust enrichment, all of which are substantially similar to the claims at issue in the Greenberg action.  The Company believes that the plaintiff, who failed to make a pre-suit demand on the board of directors, lacks standing to assert claims derivatively on its behalf.

                In February 2017, Patrick Caito filed a shareholder derivative suit in the Supreme Court of New York against certain of the Company's current and former officers and directors, as well as the Manager and Resource America.  The complaint asserts breach of fiduciary duty and unjust enrichment claims that are substantially similar to those at issue in the Reaves, Greenberg, and DeCaro actions.  The Company believes that the plaintiff, who failed to make a pre-suit demand on the board of directors, lacks standing to assert claims derivatively on its behalf.

                In February 2017, Mark McKinney filed a shareholder derivative suit in the Southern District of New York against certain of the Company's current and former officers and directors alleging claims under Section 14(a) of the Securities Act and for breach of fiduciary duty and unjust enrichment that are substantially similar to claims asserted in the Reaves, Greenberg, Canoles, DeCaro, and Caito actions.  Mr. McKinney previously made a demand on the board of directors to investigate certain of these claims, which was ultimately refused. The Company believes Mr. McKinney’s allegations are without merit, and intends to defend itself vigorously.

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

In March 2017, Dave Sherek and Robert H. Spiegel filed a shareholder derivative suit in the United States District Court for the Southern District of New York against certain of the Company's current and former officers and directors alleging claims under Section 14(a) of the Securities Act and for breach of fiduciary duty and unjust enrichment that are substantially similar to claims asserted in the Reaves, Greenberg, Canoles, DeCaro, and Caito actions. Messrs. Sherek and Spiegel previously made a demand on the board of directors to investigate certain of these claims, which was ultimately denied. The Company believes the Sherek/Speigel action is without merit and intends to defend itself vigorously.

In April 2017, Rick Sebenoler filed a shareholder derivative suit in the United States District Court for the Southern District of New York against certain of the Company's current and former officers and directors, as well as the Company's Manager and Resource America.  The complaint asserts breach of fiduciary duty and unjust enrichment claims that are substantially similar to those at issue in the Reaves, Greenberg, DeCaro and Caito actions.  The plaintiff previously made a demand on the board of directors to investigate certain of these claims, which was ultimately denied. The Company believes the Sebenoler action is without merit and intends to defend itself rigorously.

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

In May 2017, Sharron Schwartz filed a shareholder derivative suit in the Supreme Court of New York against certain of the Company’s current and former officers and directors. The complaint asserts breach of fiduciary duty and unjust enrichment claims that are substantially similar to those at issue in the Reaves action. Ms. Schwartz previously made a demand on the board

(Back to Index)

(Back to Index)

RESOURCE CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
JUNE 30, 2017
(unaudited)

of directors to investigate the claims, which was ultimately denied. The Company believes that the Schwartz action is without merit and intends to defend itself rigorously.

In May 2017, the Court consolidated the McKinney, Sherek and Sebenoler matters as the “Federal Demand Refused Actions.” Lead counsel was appointed in the Federal Demand Refused Actions on May 18, 2017, and the consolidated complaint was filed on June 30, 2017.

In May 2017, the Court also consolidated the Greenberg, Canoles, DeCaro and Gehan matters as the “Federal Demand Futile Actions.” The consolidated complaint is due by August 21, 2017.

In June 2017, the Court ordered the consolidation of the Reaves, Caito, Simpson and Heckel matter (collectively, the “State Court Matters”) and stayed the State Court Matters in favor of the federal suits. On July 18, 2017, the Schwartz matter was stayed as well pursuant to a stipulation of the parties.

           A subsidiary of the Company is the subject of a lawsuit brought in 2014 by the purchaser of a hotel from such subsidiary. The complaint asserts breach of contract claims for non-payment of certain fees and expenses.  The Company believes the complaint is without merit and intends to defend itself vigorously.

PCM is a party to various claims and legal proceedings at various times. If PCM believes that a loss arising from any of these matters is probable and can be reasonably estimated, the loss is recorded. Currently, the only litigation involving PCM is related to claims for repurchases or indemnifications on loans that PCM has sold to investors.  Such claims are included in the reserve for mortgage repurchases and indemnifications. The reserve for mortgage repurchases and indemnifications was $4.7 million and $4.8 million at June 30, 2017 and December 31, 2016, respectively.
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
At June 30, 2017, outstanding demands for indemnification, repurchase or make whole payments totaled approximately $12.0 million.
The most significant remaining demands against PCM are from Lehman Brothers Holding, Inc. ("LBHI"), which filed suit against PCM and approximately 150 sellers on February 3, 2016 alleging breaches of representations and warranties made on loans sold to LBHI. The repurchase claims asserted by LBHI relate to loans sold to LBHI that were subsequently sold by LBHI to either FNMA or FHLMC.  PCM has established a reserve for these asserted claims at June 30, 2017.  PCM sold additional loans to LBHI that were subsequently securitized and sold as residential MBS (RMBS) by LBHI.  Claims have been asserted by the RMBS investors against LBHI, but no amounts have been paid by LBHI, and no claims have been asserted by LBHI against PCM.  No reserve has been established by PCM at June 30, 2017 for potential future claims related to loans sold to and securitized by LBHI.  PCM intends to defend the actions vigorously.
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
Except as previously discussed, the Company is unaware of any contingencies arising from such routine litigation that would require accrual or disclosure in the consolidated financial statements at June 30, 2017.

(Back to Index)

(Back to Index)

RESOURCE CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
JUNE 30, 2017
(unaudited)

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
In June 2017, the Company sold its residential mortgage lending pipeline and certain other assets and liabilities, including trademarks, domain names, intellectual property and certain fixed assets. Additional consideration may be earned subject to a contractual earn out provision based on future loan production, which will be payable over an eighteen to twenty-two month period. The sale generated cash proceeds of $2.6 million, which included a nonrefundable earn out advance of $650,000. The collective book value of the assets sold was $1.6 million. The Company retained residential mortgage loans held for sale, mortgage servicing rights and cash balances. The retained assets are expected to be disposed of over the next 12 months.

The following table summarizes the operating results of the residential mortgage and middle market lending segments discontinued operations as reported separately as income (loss) from discontinued operations, net of tax for the three and six months ended June 30, 2017 and 2016 (in thousands):

(Back to Index)

(Back to Index)

RESOURCE CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
JUNE 30, 2017
(unaudited)

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2017	2016	2017	2016
REVENUES
Interest income:
Loans	$893	$8,219	$1,790	$20,491
Interest income - other	19	11	32	16
Total interest income	912	8,230	1,822	20,507
Interest expense	—	4,017	—	5,714
Net interest income	912	4,213	1,822	14,793
Gain on sale of residential mortgage loans	3,049	5,516	6,874	9,512
Fee income (loss)	1,497	(659)	3,677	(1,932)
Total revenues	5,458	9,070	12,373	22,373
OPERATING EXPENSES
Equity compensation expense - related party	162	63	221	837
General and administrative	8,922	7,195	16,395	13,558
Depreciation and amortization	—	144	—	276
Provision for loan and lease losses	—	11,952	—	12,059
Total operating expenses	9,084	19,354	16,616	26,730

	(3,626)	(10,284)	(4,243)	(4,357)
OTHER INCOME (EXPENSE)
Net realized loss on investment securities available-for-sale and loans	(83)	(198)	(85)	(198)
Fair value adjustments on financial assets held for sale	(475)	—	(417)	—
Total other expense	(558)	(198)	(502)	(198)

LOSS FROM DISCONTINUED OPERATIONS BEFORE TAXES	(4,184)	(10,482)	(4,745)	(4,555)
Income tax benefit	—	4,103	—	3,344
NET LOSS FROM DISCONTINUED OPERATIONS	$(4,184)	$(6,379)	$(4,745)	$(1,211)

The assets and liabilities of business segments classified as discontinued operations and other assets and liabilities classified as held for sale are reported separately in the accompanying consolidated financial statements and are summarized as follows at June 30, 2017 and December 31, 2016 (in thousands):

(Back to Index)

(Back to Index)

RESOURCE CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
JUNE 30, 2017
(unaudited)

	June 30, 2017	December 31, 2016
ASSETS
Restricted cash	$139	$145
Interest receivable	173	305
Loans held for sale, at fair value	246,577	346,761
Property available for sale	—	125
Derivatives, at fair value	686	3,773
Intangible assets(1)	18,995	14,466
Other assets(2)	10,361	17,880
Total assets held for sale	$276,931	$383,455

LIABILITIES
Accounts payable and other liabilities	$8,579	$8,404
Management fee payable - related party	55	132
Accrued interest expense	156	203
Borrowings(3)	117,058	133,139
Derivatives, at fair value	528	685
Total liabilities held for sale	$126,376	$142,563

(1)
Includes mortgage services rights ("MSRs") with a fair value of $19.0 million and $14.4 million at June 30, 2017 and December 31, 2016, respectively. MSRs are recorded at fair value using a discounted cash flow approach to estimate the fair value utilizing the valuation services of an independent third party. The key assumptions used in the estimation of fair value include prepayment speeds, discount rates, default rates, cost to service, contractual servicing fees and escrow earnings.

(2)
Includes the Company's investment in life settlement contracts of $6.3 million and $5.8 million at June 30, 2017 and December 31, 2016, respectively, which were transferred to held for sale in the fourth quarter of 2016.

(3)	Borrowings at June 30, 2017 and December 31, 2016 are entirely related to PCM.

(Back to Index)

(Back to Index)

RESOURCE CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
JUNE 30, 2017
(unaudited)

The following table summarizes the loans held for sale in the residential mortgage and middle market lending segments as well as the non-performing legacy CRE loans transferred to held for sale in the fourth quarter of 2016. The loans held for sale are carried at the lower of cost or fair value (in thousands, except quantities):

	Quantity	Amortized Cost	Fair Value
At June 30, 2017:
Legacy CRE whole loans(1)	6	$79,605	$79,605
Mezzanine loans(2)	1	—	—
Middle market loans(3)(4)	7	52,103	40,079
Residential mortgage loans(5)(6)(7)	493	126,893	126,893
Total loans	507	$258,601	$246,577

At December 31, 2016:
Legacy CRE whole loans(1)	8	$158,192	$158,178
Mezzanine loans(2)	1	—	—
Middle market loans(3)(4)	7	52,382	40,443
Residential mortgage loans(5)(6)(7)	529	148,140	148,140
Total loans	545	$358,714	$346,761

(1)
Third party appraisals were obtained on six of the legacy CRE whole loans and, as a result, specific provisions of $8.1 million were recorded prior to the loans being reclassified to held for sale status. Additional provisions in the amount of $7.7 million were recognized after the transfer of loans to held for sale to write down the loans to the lower of cost or fair value during the Company's fourth quarter ended December 31, 2016.

(2)
Includes a mezzanine loan with a par value of $38.1 million that was acquired at a fair value of zero as a result of the liquidation of RREF CDO 2006-1 in April 2016 and RREF 2007-1 in November 2016. The mezzanine loan is comprised of two tranches, with maturity dates of November 2018 and September 2021.

(3)
Includes a directly originated middle market loan with fair values of $1.8 million and $1.9 million at June 30, 2017 and December 31, 2016, respectively. In May 2017 the loan experienced payment default. The loan's fair market value was supported by a third party valuation mark prepared as of June 30, 2017.

(4)
At June 30, 2017, the Company's middle market loans are in several industry categories including : healthcare , education and childcare - 24.1%, diversified/conglomerate service - 17.3%, insurance - 17.2%, cargo transport - 14.3%, beverage, food and tobacco - 12.6%, buildings and real estate - 9.9% and hotels, motels, inns and gaming - 4.5%. At December 31, 2016, the Company's middle market loans are in several industry categories including: healthcare, education and childcare - 24.4%, diversified/conglomerate service - 17.2%, insurance - 17.1%, cargo transport - 14.2%, beverage, food and tobacco - 12.5%, buildings and real estate - 9.8% and hotels, motels, inns and gaming - 4.8%.

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

(7)
At June 30, 2017, approximately 45.4% of the Company's residential mortgage loans were originated in Georgia, 13.9% in Utah, 11.3% in California, 7.5% in Florida and 4.9% in Virginia. At December 31, 2016, approximately 39.2% of the Company's residential mortgage loans were originated in Georgia, 16.2% in California, 14.6% in Utah, 5.9% in Virginia and 5.9% in Florida.

(Back to Index)

(Back to Index)

RESOURCE CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
JUNE 30, 2017
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
PCM obtained two waivers of certain covenants for its residential mortgage financing agreements at June 30, 2017.

NOTE 23 - SUBSEQUENT EVENTS
The Company has evaluated subsequent events through the filing of this report and determined that there have not been any events that have occurred that would require adjustments to or disclosures in the consolidated financial statements, except the following:
On July 13, 2017, the Company closed Resource Capital Corp. 2017-CRE5, Ltd., a $376.7 million CRE securitization. As part of the transaction, the Company retained the subordinated notes and the preference shares, and paid down the CRE term repurchase facilities by $195.5 million.
On July 31, 2017, the Company received cash proceeds of $84.3 million in connection with the sale of LCC, an equity-method investment carried on the balance sheet at $43.2 million at June 30, 2017. The sale of LCC will result in the full realization of the Company's deferred tax asset of $4.2 million.

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

(Back to Index)

(Back to Index)

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
In November 2016, we received approval from our board of directors to execute a strategic plan, or (the "Plan"), to focus our strategy on CRE debt investments.  The Plan contemplates disposing of certain legacy CRE debt investments, exiting non-core businesses and investments and establishing a dividend policy based on sustainable earnings.  Legacy CRE loans are loans originated prior to 2010. The non-core businesses and investments, which we have historically invested in, are expected to be substantially disposed of over the next 12 to 18 months.
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
From September 30, 2016 through June 30, 2017, we have monetized $196.6 million of the investments that were included in the Plan, which includes $96.4 million and $152.0 million, respectively, during the three and six months ended June 30, 2017. Included in monetized assets of $196.6 million are subsequent cash receipts of: (i) $67.0 million reported in principal paydowns receivable and (ii) $3.1 million reported in other assets on the balance sheet at June 30, 2017.  Proceeds from these transactions were received in early July 2017. Proceeds from disposed assets during the six months ended June 30, 2017 includes $91.2 million from our legacy CRE loan portfolio, $36.8 million from our commercial finance segment, $16.2 million from an investment in an unconsolidated entity, $5.2 million from our middle market lending segment and $2.6 million from our residential mortgage lending segment. We expect to continue this disposition process during the remainder of 2017 and to reinvest the proceeds into our CRE debt investment platform. While we believe we have appropriately valued the assets in our investment portfolio, including those held for sale at June 30, 2017, we cannot assure you that further impairments will not occur or that our assets will otherwise not be adversely affected by market conditions.
On July 31, 2017, we received cash proceeds of $84.3 million in connection with the sale of Leaf Commercial Capital (“LCC”), an equity method investment carried on the balance sheet at $43.2 million at June 30, 2017.  Including the LCC transaction, we have monetized $280.9 million of investments included in the Plan and assets of $198.4 million remain in the Plan. In addition, we sold the residential mortgage lending operating platform and certain other assets and liabilities held by Primary Capital Mortgage, LLC ("PCM"), our residential mortgage lending business in June 2017. We expect to liquidate PCM's remaining assets during the remainder of 2017.
We generate our income primarily from the spread between the revenues we receive from our assets and the cost to finance our ownership of those assets, from management of assets and from hedging interest rate risks.  Historically, we have generated revenues from the interest and fees earned on our CRE whole loans, commercial mortgage-backed securities ("CMBS"), middle

(Back to Index)

(Back to Index)

market loans, other asset-backed securities ("ABS"), and structured note investments.  We also generated revenues from fees received for the management of externally originated syndicated corporate loans, from our residential mortgage origination business and from our investment in an equipment leasing business. Because the Plan focuses our investment strategy on CRE activities, we expect to shift away from these ancillary businesses, which will reduce and ultimately terminate the fee income we receive from them as we dispose of those investments, and re-deploy the proceeds into CRE debt investments.
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
The current state of moderate growth in the United States ("U.S.") economy has allowed us to make new investments, particularly in our primary business of CRE lending. We typically target transitional floating-rate CRE loans between $20 million and $30 million. During the six months ended June 30, 2017, we originated 10 loans with a total commitment of $213.6 million, of which $189.8 million was funded during the period. These loans were initially financed in part through our CRE term facilities and we expect to finance them longer-term through CRE securitizations if market conditions permit us to do so at attractive financing terms.  As a result of the dispositions contemplated by the Plan and the liquidity provided to date, coupled with available debt financing under our existing facilities of over $241.3 million at June 30, 2017, we intend to grow our CRE lending program, which will allow us to maintain a market presence and working relationships with our CRE borrowers.
At June 30, 2017, and as we move to a CRE debt focused investment strategy, our invested equity capital was allocated as follows: 77% in CRE assets; 9% in commercial finance assets; 9% in the residential mortgage lending business; and 5% in other investments. At December 31, 2016, our invested capital was allocated as follows: 74% in CRE assets; 14% in commercial finance assets; 6% in the residential mortgage lending business; and 6% in other investments.
Results of Operations
Our net income allocable to common shares for the three and six months ended June 30, 2017 was $2.5 million, or $0.08 per share-basic ($0.08 per share-diluted) and $5.2 million, or $0.17 per share-basic ($0.17 per share-diluted), as compared to a net loss allocable to common shares of $1.5 million, or $(0.05) per share-basic ($(0.05) per share-diluted), for the three months ended June 30, 2016 and net income allocable to common shares of $8.1 million, or $0.27 per share-basic ($0.26 per share-diluted), for the six months ended June 30, 2016.

(Back to Index)

(Back to Index)

Interest Income
Three and Six Months Ended June 30, 2017 as compared to Three and Six Months Ended June 30, 2016
The following tables set forth information relating to our interest income recognized for the periods presented (in thousands, except percentages):

	For the Three Months Ended		For the Three Months Ended
	June 30, 2017		June 30, 2016
	Weighted Average		Weighted Average
	Yield	Balance	Yield	Balance
Interest income from loans:
CRE whole loans	6.59%	$1,269,726	5.92%	$1,464,869
Legacy CRE loans held for sale	2.47%	$159,626	—%	$—

Interest income from securities:
ABS	18.62%	$4,530	8.07%	$158,008
CMBS	5.64%	$91,685	5.41%	$89,531
RMBS	5.44%	$1,366	4.66%	$1,921

Preference payments on structured notes	34.04%	$14,816	22.77%	$35,707
Preference payments on trading securities	1.87%	$3,509	5.94%	$7,782

	For the Six Months Ended		For the Six Months Ended
	June 30, 2017		June 30, 2016
	Weighted Average		Weighted Average
	Yield	Balance	Yield	Balance
Interest income from loans:
CRE whole loans	6.48%	$1,276,209	5.89%	$1,449,483
Legacy CRE loans held for sale	2.71%	$171,495	—%	$—

Interest income from securities:
ABS	21.85%	$2,338	7.90%	$173,260
CMBS	6.48%	$93,890	5.48%	$92,737
RMBS	5.43%	$1,410	4.77%	$2,002

Preference payments on structured notes	22.02%	$16,171	21.95%	$33,276
Preference payments on trading securities	59.54%	$3,895	4.68%	$7,765

(Back to Index)

(Back to Index)

The following tables summarize interest income for the periods indicated (in thousands, except percentages):

Type of Investment	Weighted Average Coupon Interest	Unamortized (Discount) Premium	Net Amortization/ Accretion	Interest Income	Fee Income	Total
For the Three Months Ended June 30, 2017:
CRE whole loans	5.93%	$(5,602)	$—	$18,923	$1,935	$20,858
Legacy CRE loans held for sale	2.72%	$—	—	981	—	981
Syndicated corporate loans	—%	$—	—	2	—	2
Total interest income from loans			—	19,906	1,935	21,841
ABS	4.35%	$—	—	200	—	200
CMBS	5.22%	$(5,801)	(99)	1,209	—	1,110
RMBS	5.45%	$35	—	19	—	19
Total interest income from securities			(99)	1,428	—	1,329
Preference payments on structured notes	—%	$—	—	409	—	409
Preference payments on trading securities	—%	$—	—	16	—	16
Other	—%	$—	—	40	—	40
Total interest income - other			—	465	—	465
Total interest income			$(99)	$21,799	$1,935	$23,635

For the Three Months Ended June 30, 2016:
CRE whole loans	5.37%	$(7,466)	$—	$19,774	$2,000	$21,774
Legacy CRE loans held for sale	—%	$—	—	—	—	—
Syndicated corporate loans	—%	$—	—	47	—	47
Total interest income from loans			—	19,821	2,000	21,821
ABS (1)	3.75%	$—	—	3,158	—	3,158
CMBS	5.19%	$276	(49)	1,162		1,113
RMBS	4.66%	$35	20	—	—	20
Total interest income from securities			(29)	4,320	—	4,291
Preference payments on structured notes	—%	$—	—	1,679	—	1,679
Preference payments on trading securities	—%	$—	—	609	—	609
Other	—%	$—	—	8	—	8
Total interest income - other			—	2,296	—	2,296
Total interest income			$(29)	$26,437	$2,000	$28,408

(Back to Index)

(Back to Index)

Type of Security	Weighted Average Coupon Interest	Unamortized (Discount) Premium	Net Amortization/ Accretion	Interest Income	Fee Income	Total
For the Six Months Ended June 30, 2017:
CRE whole loans	5.84%	$(5,602)	$(2)	$37,204	$3,819	$41,021
Legacy CRE loans held for sale	2.65%	$—	—	2,305	—	2,305
Syndicated corporate loans	—%	$—	—	48	—	48
Total interest income from loans			(2)	39,557	3,819	43,374
ABS	5.07%	$—	—	413	—	413
CMBS	5.31%	$(5,801)	103	3,083	—	3,186
RMBS	5.44%	$35	—	38	—	38
Total interest income from securities			103	3,534	—	3,637
Preference payments on structured notes	—%	$—	—	880	—	880
Preference payments on trading securities	—%	$—	—	1,150	—	1,150
Other	—%	$—	—	65	—	65
Total interest income - other			—	2,095	—	2,095
Total interest income			$101	$45,186	$3,819	$49,106

For the Six Months Ended June 30, 2016:
CRE whole loans	5.36%	$(7,466)	$—	$40,544	$2,207	$42,751
Legacy CRE loans held for sale	—%	$—	—	—	—	—
Syndicated corporate loans	—%	$—	—	45	6	51
Total interest income from loans			—	40,589	2,213	42,802
ABS (1)	3.76%	$—	—	6,785	—	6,785
CMBS	5.19%	$276	(137)	2,412	—	2,275
RMBS	4.77%	$35	(1)	30	—	29
Total interest income from securities			(138)	9,227	—	9,089
Preference payments on structured notes	—%	$—	—	2,822	—	2,822
Preference payments on trading securities	—%	$—	—	675	—	675
Other	—%	$—	—	36	—	36
Total interest income - other			—	3,533	—	3,533
Total interest income			$(138)	$53,349	$2,213	$55,424
(1) ABS weighted average coupon calculation does not include $148.5 million and $163.7 million of preference shares with no stated coupon for the three and six months ended June 30, 2016.

(Back to Index)

(Back to Index)

	For the Three Months Ended
	June 30,
	2017	2016	Dollar Change	Percent Change
Interest income from loans:
CRE whole loans	$20,858	$21,774	$(916)	(4)%
Legacy CRE loans held for sale	981	—	981	100%
Syndicated corporate loans	2	47	(45)	(96)%
Total interest income from loans	21,841	21,821	20	—%

Interest income from securities:
ABS	200	3,158	(2,958)	(94)%
CMBS	1,110	1,113	(3)	—%
RMBS	19	20	(1)	(5)%
Total interest income from securities	1,329	4,291	(2,962)	(69)%

Interest income - other:
Preference payments on structured notes	409	1,679	(1,270)	(76)%
Preference payments on trading securities	16	609	(593)	(97)%
Interest Income - other	40	8	32	400%
Total interest income - other	465	2,296	(1,831)	(80)%
Total interest income	$23,635	$28,408	$(4,773)	(17)%

	For the Six Months Ended
	June 30,
	2017	2016	Dollar Change	Percent Change
Interest income from loans:
CRE whole loans	$41,021	$42,751	$(1,730)	(4)%
Legacy CRE loans held for sale	2,305	—	2,305	100%
Syndicated corporate loans	48	51	(3)	(6)%
Total interest income from loans	43,374	42,802	572	1%

Interest income from securities:
ABS	413	6,785	(6,372)	(94)%
CMBS	3,186	2,275	911	40%
RMBS	38	29	9	31%
Total interest income from securities	3,637	9,089	(5,452)	(60)%

Interest income - other:
Preference payments on structured notes	880	2,822	(1,942)	(69)%
Preference payments on trading securities	1,150	675	475	70%
Interest Income - other	65	36	29	81%
Total interest income - other	2,095	3,533	(1,438)	(41)%
Total interest income	$49,106	$55,424	$(6,318)	(11)%
Aggregate interest income decreased by $4.8 million and $6.3 million to $23.6 million and $49.1 million for the three and six months ended June 30, 2017 as compared to $28.4 million and $55.4 million for the three and six months ended June 30, 2016. We attribute these changes to the following:
Interest Income from Loans

(Back to Index)

(Back to Index)

CRE whole loans. The decrease of $916,000 and $1.7 million for the three and six months ended June 30, 2017 is primarily the result of a decrease in the weighted average loan balance from portfolio run-off including the liquidation of RCC CRE Notes 2013 in December 2016, offset by an increase in the weighted average yield from 5.92% to 6.59% and 5.89% to 6.48% for the three and six months ended June 30, 2017, respectively.
Legacy CRE loans held for sale. The increase in interest income on legacy CRE loans held for sale is related to the decision to classify certain assets as assets held for sale in November 2016 in connection with the Plan.
Interest income from Securities
ABS. The decrease of $3.0 million and $6.4 million for the three and six months ended June 30, 2017 is primarily attributable to the 2016 liquidations of RREF CDO 2006-1, RREF CDO 2007-1 and Apidos Cinco CDO. At liquidation, the remaining assets comprised of legacy CRE loans and CMBS were distributed to us and, accordingly, the interest income from the underlying collateral is now reported in interest income from legacy CRE loans held for sale and interest income from CMBS.
CMBS. The increase of $911,000 for the six months ended June 30, 2017 is primarily due to the acquisition of CMBS investments as a result of the liquidation of RREF CDO 2007-1 after June 30, 2016. We obtained these bonds at a discount which is being accreted over the expected life of the investments. These bonds, on average, pay higher coupons than the average of our portfolio. Additionally, we received $0 and $601,000 of interest income on a previously impaired security for the the three and six months ended June 30, 2017.
Interest income - Other
Preference payments on structured notes. The decrease of $1.3 million and $1.9 million for the three and six months ended June 30, 2017 resulted from the sale of our investment in ZAIS in the fourth quarter of 2016 and a reduction in our yield on our investment in Harvest XV.
Preference payments on trading securities. The decrease of $593,000 for the three months ended June 30, 2017 is due to the receipt of a $579,000 interest payment on a structured note received in June 2016. The increase of $475,000 for the six months ended June 30, 2017 resulted from the receipt of $1.1 million of interest income in excess of our cost basis on a structured note in the first quarter of 2017.
Interest Expense
Three and Six Months Ended June 30, 2017 as compared to the Three and Six Months Ended June 30, 2016
The following tables set forth information relating to our interest expense incurred for the periods presented by asset class (in thousands, except percentages):

	For the Three Months Ended		For the Three Months Ended
	June 30, 2017		June 30, 2016
	Weighted Average		Weighted Average
	Cost of Funds	Balance	Cost of Funds	Balance
Interest expense:
CRE whole loans	4.37%	$798,470	3.13%	$1,017,357
Convertible senior notes	8.15%	$215,000	8.26%	$215,000
CMBS	3.02%	$72,035	2.11%	$64,698
General	5.09%	$51,548	5.01%	$51,548
Hedging	0.73%	$1,501	—%	$1,880

(Back to Index)

(Back to Index)

	For the Six Months Ended		For the Six Months Ended
	June 30, 2017		June 30, 2016
	Weighted Average		Weighted Average
	Cost of Funds	Balance	Cost of Funds	Balance
Interest expense:
CRE whole loans	4.25%	$827,418	3.08%	$1,021,588
Convertible senior notes	8.19%	$215,000	8.26%	$215,000
CMBS	2.93%	$74,651	2.02%	$65,450
General	5.02%	$51,548	4.96%	$51,548
Hedging	0.73%	$755	7.33%	$1,880

Type of Security	Coupon Interest	Unamortized Deferred Debt Expense	Net Amortization	Interest Expense	Total
For the Three Months Ended June 30, 2017:
CRE whole loans	3.36%	$319	$1,774	$6,916	$8,690
Convertible senior notes	6.93%	$2,148	706	3,724	4,430
General	5.09%	$—	—	682	682
CMBS	2.90%	$—	7	535	542
Hedging (1)	0.78%	$—	—	3	3
Total interest expense			$2,487	$11,860	$14,347

For the Three Months Ended June 30, 2016:
CRE whole loans	2.45%	$3,150	$1,380	$6,631	$8,011
Convertible senior notes	6.93%	$3,316	705	3,725	4,430
General	4.58%	$27	54	597	651
CMBS	2.11%	$1	—	379	379
Hedging (1)	5.24%	$—	—	(25)	(25)
Total interest expense			$2,139	$11,307	$13,446

Type of Security	Coupon Interest	Unamortized Deferred Debt Expense	Net Amortization	Interest Expense	Total
For the Six Months Ended June 30, 2017:
CRE whole loans	3.19%	$319	$3,830	$13,487	$17,317
Convertible senior notes	6.93%	$2,148	1,408	7,450	8,858
General	5.03%	$—	—	1,322	1,322
CMBS	2.82%	$—	16	1,068	1,084
Hedging (1)	0.78%	$—	—	20	20
Total interest expense			$5,254	$23,347	$28,601

For the Six Months Ended June 30, 2016:
CRE whole loans	2.43%	$3,150	$2,618	$13,200	$15,818
Convertible senior notes	6.93%	$3,316	1,415	7,450	8,865
General	4.54%	$27	108	1,187	1,295
CMBS	2.02%	$1	1	699	700
Hedging (1)	5.25%	$—	—	70	70
Total interest expense			$4,142	$22,606	$26,748
(1) Hedging coupon interest is calculated as the net of the fixed pay rate and floating rate received.

(Back to Index)

(Back to Index)

	For the Three Months Ended
	June 30,
	2017	2016	Dollar Change	Percent Change
Interest expense:
CRE whole loans	$8,690	$8,011	$679	8%
Convertible senior notes	4,430	4,430	—	—%
General	682	651	31	5%
CMBS	542	379	163	43%
Hedging	3	(25)	28	(112)%
Total interest expense	$14,347	$13,446	$901	7%

	For the Six Months Ended
	June 30,
	2017	2016	Dollar Change	Percent Change
Interest expense:
CRE whole loans	$17,317	$15,818	$1,499	9%
Convertible senior notes	8,858	8,865	(7)	—%
General	1,322	1,295	27	2%
CMBS	1,084	700	384	55%
Hedging	20	70	(50)	(71)%
Total interest expense	$28,601	$26,748	$1,853	7%

Aggregate interest expense increased by $901,000 and $1.9 million to $14.3 million and $28.6 million for the three and six months ended June 30, 2017 as compared to $13.4 million and $26.7 million for the three and six months ended June 30, 2016. We attribute the change to the following:
CRE loans. The increase of $679,000 and $1.5 million was related to an increase in the cost of funds, primarily due to an increase in one-month LIBOR, despite a lower average balance. The lower balance is due to the liquidation of RCC CRE Notes 2013 in December 2016 as well as reduced expenses in our remaining securitizations as senior notes pay down.
CMBS. Interest expense on CMBS increased by $163,000 and $384,000 due to borrowings related to the acquisition of additional securities as a result of the liquidations of RREF CDO 2006-1 and RREF CDO 2007-1 in 2016, which were used as collateral under our CMBS borrowing facilities. Additionally, the cost of funds is higher due to the modification to the Deutsche Bank Securities Inc. ("Deutsche Bank") CMBS lending facility, which charges three-month LIBOR, in May 2016. In May 2017, the Deutsche Bank CMBS lending facility was extended with no changes to the terms of the facility. Prior to May 2016, the previous facility charged one-month LIBOR.
Revenue
Three and Six Months Ended June 30, 2017 as compared to Three and Six Months Ended June 30, 2016
The following table sets forth information relating to our non-interest revenue for the periods presented (in thousands, except percentages):

	For the Three Months Ended
	June 30,
	2017	2016	Dollar Change	Percent Change
Revenue:
Dividend income	$20	$18	$2	11%
Fee income	944	762	182	24%
Total revenue	$964	$780	$184	24%

(Back to Index)

(Back to Index)

	For the Six Months Ended
	June 30,
	2017	2016	Dollar Change	Percent Change
Revenue:
Dividend income	$39	$35	$4	11%
Fee income	1,853	1,334	519	39%
Total revenue	$1,892	$1,369	$523	38%
Fee income. Fee income increased by $182,000 and $519,000 to $944,000 and $1.9 million for the three and six months ended June 30, 2017, respectively. This change relates to an incentive fee earned on the final distribution from the remaining CLO management contract held in Resource Capital Asset Management ("RCAM") that entitled us to collect senior, subordinated and incentive fees.
Operating Expenses
Three and Six Months Ended June 30, 2017 as compared to Three and Six Months Ended June 30, 2016
The following table sets forth information relating to our operating expenses for the periods presented (in thousands, except percentages):

	For the Three Months Ended
	June 30,
	2017	2016	Dollar Change	Percent Change
Operating expenses:
Management fees - related party	$2,638	$3,099	$(461)	(15)%
Equity compensation - related party	734	1,352	(618)	(46)%
General and administrative	3,580	3,811	(231)	(6)%
Depreciation and amortization	32	361	(329)	(91)%
Provision for loan and lease losses	131	147	(16)	(11)%
Total operating expenses	$7,115	$8,770	$(1,655)	(19)%

	For the Six Months Ended
	June 30,
	2017	2016	Dollar Change	Percent Change
Operating expenses:
Management fees - related party	$5,318	$7,136	$(1,818)	(25)%
Equity compensation - related party	1,522	1,841	(319)	(17)%
General and administrative	7,443	7,453	(10)	—%
Depreciation and amortization	100	870	(770)	(89)%
Impairment losses	177	—	177	100%
Provision for loan and lease losses	1,130	77	1,053	1,368%
Total operating expenses	$15,690	$17,377	$(1,687)	(10)%
Management fees − related party. Management fees-related party decreased by $461,000 and $1.8 million to $2.6 million and $5.3 million for the three and six months ended June 30, 2017, respectively. This expense represents compensation in the form of base management fees pursuant to our management agreement with our Manager. The changes are described below:

•
Base management fee is a monthly fee equal to 1/12th of the amount of our equity multiplied by 1.50%. Under the management agreement, "equity" is equal to the net proceeds from any issuances of shares of capital stock less offering-related costs, plus or minus our retained earnings (excluding non-cash equity compensation incurred in current or prior periods) less any amounts we have paid for common stock and preferred stock repurchases. The calculation is adjusted for one-time events due to changes in accounting principles generally accepted in the United States, which we refer to as GAAP, as well as other non-cash charges, upon approval of our independent directors.

•	The base management fee decreased by $332,000 and $1.6 million to $2.6 million and $5.2 million for the three and six

(Back to Index)

(Back to Index)

months ended June 30, 2017, respectively. The decrease is a result of a cumulative adjustment to correct the treatment of preferred dividends being included in the prior period's calculation of equity. Additionally, base management fee expense has decreased due to decreased stockholders' equity, a component in the formula by which base management fees are calculated, primarily as a result of our quarterly dividend distributions in excess of earnings and repurchases of outstanding common shares during 2016 as part of our board authorized $50.0 million repurchase plan.

•
The oversight management fee is a quarterly fee paid to reimburse Resource America for additional costs incurred related to our life care business Long Term Care Conversion Funding. The initial agreement, authorized in December 2012, provided for an annual fee of $550,000, with a two-year term. In March 2015, the agreement was amended to extend the term for an additional two years which terminated in December 2016. In December 2016, the agreement was amended to extend the term for one additional year through December 2017 but at a reduced annual reimbursement of $250,000. The oversight management fee was approximately $62,000 and $124,000 for the three and six months ended June 30, 2017 as compared to $137,000 and $273,000 for the three and six months ended June 30, 2016, respectively.

Equity compensation - related party. Equity compensation - related party decreased by $618,000 and $319,000 to $734,000 and $1.5 million for the three and six months ended June 30, 2017, respectively. These expenses relate to the amortization of annual grants of restricted common stock to our non-employee independent directors, and annual and discretionary grants of restricted stock to employees of Resource America and C-III who provide services to us through our Manager. The decrease in equity compensation expense was primarily attributable to the September 2016 vesting of restricted shares held by certain executives. In addition, there was a decrease in our stock price during the period ended June 30, 2017, which directly impacted our quarterly measurement of compensation expense.
General and administrative. General and administrative expenses decreased by $231,000 and $10,000 to $3.6 million and $7.4 million for the three and six months ended June 30, 2017, respectively. Certain general and administrative expenses incurred during the three and six months ended June 30, 2017 relate to assets that are deemed to be non-core under the Plan. We anticipate incurring additional general and administrative expense associated with executing the Plan. The following table summarizes the information relating to our general and administrative expenses for the periods presented (in thousands, except percentages):

	For the Three Months Ended
	June 30,
	2017	2016	Dollar Change	Percent Change
Professional services	$1,077	$1,172	$(95)	(8)%
Wages and benefits	972	1,066	(94)	(9)%
Operating expenses	371	442	(71)	(16)%
Dues and subscriptions	313	357	(44)	(12)%
Director fees	253	203	50	25%
D&O insurance	298	197	101	51%
Rent and utilities	160	143	17	12%
Travel	88	120	(32)	(27)%
Tax penalties, interest and franchise tax	48	111	(63)	(57)%
Total general and administrative expenses	$3,580	$3,811	$(231)	(6)%

(Back to Index)

(Back to Index)

	For the Six Months Ended
	June 30,
	2017	2016	Dollar Change	Percent Change
Professional services	$2,705	$2,379	$326	14%
Wages and benefits	1,760	2,188	(428)	(20)%
Operating expenses	781	809	(28)	(3)%
Dues and subscriptions	601	650	(49)	(8)%
Director fees	502	406	96	24%
D&O insurance	494	409	85	21%
Rent and utilities	316	271	45	17%
Travel	191	227	(36)	(16)%
Tax penalties, interest and franchise tax	93	114	(21)	(18)%
Total general and administrative expenses	$7,443	$7,453	$(10)	—%
The decrease in general and administrative expenses for the three months ended June 30, 2017 is primarily attributable to a decrease in wages and benefits of $94,000 due to a reduction in headcount and a decline in professional services of $95,000 due to a decrease in legal expenses related to the settlement of a CRE legacy loan. For the six months ended June 30, 2017, wages and benefits decreased $428,000 due to a reduction in headcount. This savings was offset by an increase in professional services of $326,000 primarily related to non-recurring legal expenses related to an aborted CRE securitization.
Depreciation and amortization. Depreciation and amortization by decreased by $329,000 and $770,000 to $32,000 and $100,000 for the three and six months ended June 30, 2017, respectively. The decrease was due to the remaining RCAM-managed CLOs being called in January 2016, October 2016 and February 2017, respectively, and, as a result, termination and acceleration of the amortization of the underlying intangible assets.
Impairment losses. Impairment losses of $177,000 were recognized during the six months ended June 30, 2017 as our last remaining RCAM managed CLO was called in February 2017 and the balance of the associated intangible asset was deemed impaired.
Provision for loan and lease losses. Provision for loan and lease losses decreased by $16,000 and increased by $1.1 million to $131,000 and $1.1 million for the three and six months ended June 30, 2017, respectively. The following table summarizes the information relating to our loan and lease losses for the periods presented (in thousands, except percentages):

	For the Three Months Ended
	June 30,
	2017	2016	Dollar Change	Percent Change
CRE whole loans	$—	$(68)	$68	100%
Syndicated corporate loans	—	215	(215)	(100)%
Direct financing leases	131	—	131	100%
Total provision for loan and lease losses	$131	$147	$(16)	(11)%

	For the Six Months Ended
	June 30,
	2017	2016	Dollar Change	Percent Change
CRE whole loans	$860	$—	$860	100%
Syndicated corporate loans	—	77	(77)	(100)%
Direct financing leases	270	—	270	100%
Total provision for loan and lease losses	$1,130	$77	$1,053	1,368%

CRE whole loans. The CRE whole loans provision increased by $68,000 and $860,000 for the three and six months ended June 30, 2017. The increase for the six month period was due to an increase in our general reserve during the first quarter of 2017, which is based primarily on our loss experience. There was no additional loan loss needed during the second quarter of 2017. We review and assess this allowance continually.

(Back to Index)

(Back to Index)

Syndicated corporate loans. During the three and six months ended June 30, 2017, there was no provision recorded against our syndicated corporate loans. During the three and six months ended June 30, 2016, we recorded a provision due to the write-off of unsettled positions that remained at the time of liquidation, offset by the partial recovery of a provision previously taken on a liquidated syndicated corporate loan CLO.
Direct financing leases. During the three and six months ended June 30, 2017, we recorded a $131,000 and $270,000 provision against the value of our direct financing lease portfolio due to delinquent leases. During the three and six months ended June 30, 2016, there was no provision recorded against the value of our direct financing lease portfolio.
Other Income (Expense)
Three and Six Months Ended June 30, 2017 as compared to Three and Six Months Ended June 30, 2016
The following table sets forth information relating to our other income (expense) incurred for the periods presented (in thousands, except percentages):

	For the Three Months Ended
	June 30,
	2017	2016	Dollar Change	Percent Change
Other Income (Expense):
Equity in (losses) earnings of unconsolidated entities	$(118)	$2,696	$(2,814)	(104)%
Net realized and unrealized gain on sales of investment securities available-for-sale and loans and derivatives	9,478	1,634	7,844	480%
Net realized and unrealized (loss) gain on investment securities, trading	(50)	183	(233)	(127)%
Fair value adjustments on financial assets held for sale	79	—	79	100%
Other income	17	38	(21)	(55)%
Total other income	$9,406	$4,551	$4,855	107%

	For the Six Months Ended
	June 30,
	2017	2016	Dollar Change	Percent Change
Other Income (Expense):
Equity in earnings of unconsolidated entities	$243	$4,918	$(4,675)	(95)%
Net realized and unrealized gain on sales of investment securities available-for-sale and loans and derivatives	17,084	2,487	14,597	587%
Net realized and unrealized (loss) gain on investment securities, trading	(961)	328	(1,289)	(393)%
Fair value adjustments on financial assets held for sale	58	—	58	100%
Other income (expense)	85	(22)	107	486%
Total other income	$16,509	$7,711	$8,798	114%

(Back to Index)

(Back to Index)

Equity in (losses) earnings of unconsolidated entities. Equity in (losses) earnings of unconsolidated entities decreased by $2.8 million and $4.7 million to a loss of $118,000 and earnings of $243,000 for the three and six months ended June 30, 2017, respectively. This decrease in earnings was due to the disposal of assets and partial redemption of our equity investments in RCM Global, LLC and Pelium Capital Partners, L.P., respectively, during the six months ended June 30, 2017. We also recognized a net loss of $345,000 on the disposition of our investment in Pearlmark Mezzanine Realty Partners IV, L.P. in May 2017. In addition, our investment in LCC now utilizes a prescribed equity method known as the hypothetical liquidation at book value, which also contributed to the decrease.
Net realized and unrealized gain on sales of investment securities available-for-sale and loans and derivatives. Net realized and unrealized gain on sales of investment securities available-for-sale and loans and derivatives increased by $7.8 million and $14.6 million to $9.5 million and $17.1 million for the three and six months ended June 30, 2017, respectively. This increase was primarily related to gains recognized on the repayment of two legacy CRE loans of $5.6 million and $7.0 million, respectively, above the appraised value. This was partially offset by realized and unrealized gains on foreign exchange transactions from the settlement of related derivative contracts and unrealized gains on foreign exchange transactions from the settlement of related derivative contracts.
Net realized and unrealized (loss) gain on investment securities, trading. Net realized and unrealized (loss) gain on investment securities, trading decreased by $233,000 and $1.3 million to net losses of $50,000 and $961,000 for the three and six months ended June 30, 2017, respectively. This decrease was primarily due to lower fair value marks on the remaining investments held as trading securities.

(Back to Index)

(Back to Index)

Net Loss From Discontinued Operations, Net of Tax
In November 2016, the board of directors approved the Plan that would allow us to focus on making CRE debt investments and exiting non-core assets, disposing of certain underperforming legacy CRE debt investments and establishing a dividend policy based on sustainable earnings. Non-CRE businesses identified for sale were the residential mortgage and middle market lending segments as well as Life Care Funding ("LCF"). We met all of the criteria to classify the operating results of the residential mortgage and middle market lending segments as discontinued operations and exclude them from continuing operations for all periods presented. In addition, we transferred the assets and liabilities of LCF and legacy CRE loans to held for sale in the fourth quarter of 2016.
The following table summarizes the operating results of the residential mortgage and middle market lending segments discontinued operations as reported separately as loss from discontinued operations, net of tax for the three and six months ended June 30, 2017 and 2016 (in thousands):

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2017	2016	2017	2016
REVENUES
Interest income:
Loans	$893	$8,219	$1,790	$20,491
Interest income - other	19	11	32	16
Total interest income	912	8,230	1,822	20,507
Interest expense	—	4,017	—	5,714
Net interest income	912	4,213	1,822	14,793
Gain on sale of residential mortgage loans	3,049	5,516	6,874	9,512
Fee income (loss)	1,497	(659)	3,677	(1,932)
Total revenues	5,458	9,070	12,373	22,373
OPERATING EXPENSES
Equity compensation expense - related party	162	63	221	837
General and administrative	8,922	7,195	16,395	13,558
Depreciation and amortization	—	144	—	276
Provision for loan and lease losses	—	11,952	—	12,059
Total operating expenses	9,084	19,354	16,616	26,730

	(3,626)	(10,284)	(4,243)	(4,357)
OTHER INCOME (EXPENSE)
Net realized loss on investment securities available-for-sale and loans	(83)	(198)	(85)	(198)
Fair value adjustments on financial assets held for sale	(475)	—	(417)	—
Total other expense	(558)	(198)	(502)	(198)

LOSS FROM DISCONTINUED OPERATIONS BEFORE TAXES	(4,184)	(10,482)	(4,745)	(4,555)
Income tax benefit	—	4,103	—	3,344
NET LOSS FROM DISCONTINUED OPERATIONS	$(4,184)	$(6,379)	$(4,745)	$(1,211)
Net loss from discontinued operations. Net loss from discontinued operations decreased by $2.2 million and increased by $3.5 million to losses of $4.2 million and $4.7 million for the three and six months ended June 30, 2017, as compared to losses of $6.4 million and $1.2 million for the three and six months ended June 30, 2016. During the three and six months ended June 30, 2017, the middle market lending segment generated net income of approximately $798,000 and $1.7 million from the remaining six middle market syndicated loans and PCM recognized a net loss of approximately $5.0 million and $6.4 million. In June 2017, PCM sold its residential mortgage operating platform and certain other assets and liabilities. The losses for the three and six months ended June 30, 2017 are primarily attributable to $4.2 million of costs related to the asset purchase agreement.

(Back to Index)

(Back to Index)

During the three and six months ended June 30, 2016, the middle market lending segment recognized a net loss of $8.3 million and net income of $2.0 million primarily from interest and fees earned on our middle market loans and $2.6 million of prepayment fees earned during that period. This income was offset by $2.6 million of accelerated amortization of deferred debt costs related to a purchase agreement entered into to sell our interest in Northport TRS, LLC. PCM recognized net losses of approximately $2.2 million and $6.5 million for the three and six months ended June 30, 2016. These losses are attributable to a $2.3 million of temporary impairment on its mortgage servicing rights portfolio based on third party valuations. In addition, there was $4.1 million and $3.3 million of income tax benefit allocated to discontinued operations for the three and six months ended June 30, 2016 related to our deferred taxes associated with our businesses classified as discontinued operations.
Financial Condition
Summary.
Our total assets were $1.9 billion at June 30, 2017 as compared to $2.1 billion at December 31, 2016.  The decrease in total assets was due to the repayment of two legacy CRE loans previously classified as held for sale, a partial redemption of one of our non-core limited partnership investments and the disposition of another limited partnership investment, both classified on our balance sheet as investments in an unconsolidated entity, the sale of two non-core investment securities available-for-sale and the sale of our residential mortgage lending pipeline.
Investment Portfolio.
The table below summarizes the amortized cost and net carrying amount of our investment portfolio, classified by asset type, for the periods presented as follows (in thousands, except percentages):

At June 30, 2017	Amortized Cost	Net Carrying Amount	Percent of Portfolio	Weighted Average Coupon

Loans Held for Investment:
CRE whole loans(1)	$1,255,680	$1,250,991	74.84%	5.97%

Loans Held for Sale:
Syndicated corporate loans(2)	38	38	—%	N/A(5)

Investment Securities Available-for-Sale:
CMBS	98,199	98,232	5.88%	3.93%
RMBS	1,350	1,375	0.08%	5.46%
ABS	15,828	16,788	1.00%	N/A(5)
	115,377	116,395	6.96%
Investment Securities, Trading:
Structured notes	2,891	171	0.01%	N/A(5)

Other Investments:
Investments in unconsolidated entities	57,165	57,165	3.42%	N/A(5)
Direct financing leases(3)	924	189	0.01%	5.66%
	58,089	57,354	3.43%

Other Assets Held for Sale:
Residential mortgage loans	126,893	126,893	7.59%	4.01%
Middle market loans(4)	52,103	40,079	2.40%	5.87%
Legacy CRE loans	79,605	79,605	4.77%	4.61%
	258,601	246,577	14.76%

Total Investment Portfolio	$1,690,676	$1,671,526	100.00%

(Back to Index)

(Back to Index)

At December 31, 2016	Amortized Cost	Net Carrying Amount	Percent of Portfolio	Weighted Average Coupon

Loans Held for Investment:
CRE whole loans(1)	$1,290,107	$1,286,278	69.46%	5.63%

Loans Held for Sale:
Syndicated corporate loans(2)	1,007	1,007	0.05%	5.54%

Investment Securities Available-for-Sale:
CMBS	98,525	98,087	5.30%	5.38%
RMBS	1,526	1,601	0.09%	5.43%
ABS	21,365	25,280	1.35%	N/A(5)
	121,416	124,968	6.74%
Investment Securities, Trading:
Structured notes	6,242	4,492	0.24%	N/A(5)

Other Investments
Investment in unconsolidated entities	87,919	87,919	4.76%	N/A(5)
Direct financing leases(3)	992	527	0.03%	5.66%
	88,911	88,446	4.79%

Other Assets Held for Sale:
Residential mortgage loans	148,140	148,140	8.00%	3.79%
Middle market loans(4)	52,382	40,443	2.18%	5.87%
Legacy CRE loans	158,192	158,178	8.54%	2.90%
	358,714	346,761	18.72%

Total Investment Portfolio	$1,866,397	$1,851,952	100.00%

(1)	Net carrying amount includes allowance for loan losses of $4.7 million and $3.8 million at June 30, 2017 and December 31, 2016, respectively.

(2)	The fair value option was elected for syndicated corporate loans held for sale.

(3)	Net carrying amount includes allowance for lease losses of $735,000 and $465,000 at June 30, 2017 and December 31, 2016, respectively.

(4)	Net carrying amount includes lower of cost or market valuation adjustments of $12.0 million and $11.9 million at June 30, 2017 and December 31, 2016, respectively.

(5)	There are no stated rates associated with these investments.
CMBS.  In the aggregate, we purchased our CMBS portfolio at a net discount to par value.  At June 30, 2017 and December 31, 2016, the remaining discount to be accreted into income over the remaining lives of the securities was $5.9 million and $1.6 million, respectively. At June 30, 2017 and December 31, 2016, the remaining premium to be amortized into income over the remaining lives of the securities was $84,000 and $296,000, respectively. These securities are classified as available-for-sale and, as a result, are carried at their fair value.
During the three and six months ended June 30, 2017, we purchased three CMBS positions with a total par value of $19.2 million and a weighted average cost of $75.86.
We had no losses included in earnings due to other-than-temporary impairment charges during the three and six months ended June 30, 2017 and 2016, respectively, on our CMBS portfolio.  CMBS is relatively consistent on a net basis at June 30, 2017 as compared to December 31, 2016, primarily due to $14.6 million of purchases offset by $15.0 million of paydowns during the period.

(Back to Index)

(Back to Index)

The following table summarizes our CMBS at fair value (in thousands):

	Fair Value at					Fair Value at
	December 31, 2016	Net Purchases(1)	Upgrades/Downgrades	Paydowns	MTM Change on Same Ratings	June 30, 2017
Moody's Ratings Category:
Aaa	$11,413	$—	$—	$(1,812)	$96	$9,697
Aa1 through Aa3	5,010	—	—	—	(11)	4,999
A1 through A3	1,607	—	—	—	(18)	1,589
Baa1 through Baa3	8,151	—	11,546	(8,360)	(181)	11,156
Ba1 through Ba3	39,465	—	(10,107)	(4,508)	86	24,936
B1 through B3	13,115	—	(5,665)	—	175	7,625
Caa1 through Caa3	—	—	4,228	—	(69)	4,159
Ca through C	478	—	—	—	477	955
Non-Rated	18,848	14,571	(2)	(320)	19	33,116
Total	$98,087	$14,571	$—	$(15,000)	$574	$98,232

S&P Ratings Category:
AAA	$118	$—	$—	$(82)	$—	$36
AA+ through AA-	—	—	2,000	(795)	(6)	1,199
A+ through A-	—	—	—	—	—	—
BBB+ through BBB-	34,933	—	4,512	(6,377)	135	33,203
BB+ through BB-	23,650	—	(8,598)	(4,048)	(136)	10,868
B+ through B-	19,265	—	—	(1,118)	90	18,237
CCC+ through CCC-	5,166	—	—	(105)	(41)	5,020
D	—	—	2,086	—	191	2,277
Non-Rated	14,955	14,571	—	(2,475)	341	27,392
Total	$98,087	$14,571	$—	$(15,000)	$574	$98,232

(1)	Net purchases of CMBS during the 6 months ended June 30, 2017 were acquired with a weighted average spread of 4.78% over the interpolated interest rate swap curve.
Investment Securities, Trading.  The following table summarizes our structured notes, which are classified as investment securities, trading, and are carried at fair value as follows (in thousands):

	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
At June 30, 2017:
Structured notes	$2,891	$—	$(2,720)	$171
Total	$2,891	$—	$(2,720)	$171

At December 31, 2016:
Structured notes	$6,242	$920	$(2,670)	$4,492
Total	$6,242	$920	$(2,670)	$4,492
There was a paydown on one of our investment securities, trading, which is the primary cause of the decrease during the period. We sold zero and one investment security for a realized gain of $0 and $9,000 during the three and six months ended June 30, 2017. We sold no securities during the three and six months ended June 30, 2016. We held five and six investment securities, trading at June 30, 2017 and December 31, 2016, respectively.

(Back to Index)

(Back to Index)

CRE Whole Loans.  The following table is a summary of the loans in our CRE loan portfolio (in thousands):

Description	Quantity	Amortized Cost	Contracted Interest Rates	Maturity Dates (3)
At June 30, 2017:
Whole loans, floating rate (1)(4)	63	$1,255,680	LIBOR plus 3.75% to LIBOR plus 6.25%	August 2017 to July 2020
Total (2)	63	$1,255,680

At December 31, 2016:
Whole loans, floating rate (1)	67	$1,290,107	LIBOR plus 3.75% to LIBOR plus 6.45%	April 2017 to January 2020
Total (2)	67	$1,290,107

(1)
Whole loans had $58.2 million and $55.5 million in unfunded loan commitments at June 30, 2017 and December 31, 2016, respectively.  These unfunded commitments are advanced as the borrowers formally request additional funding as permitted under the loan agreement and any necessary approvals have been obtained.

(2)	Totals do not include allowances for loan losses of $4.7 million and $3.8 million at June 30, 2017 and December 31, 2016, respectively.

(3)	Maturity dates do not include possible extension options that may be available to borrowers.

(4)	Maturity dates do not include a loan with a maturity date of February 2017 that is in default.
Our CRE whole loans are located in the following U.S. regions, as defined by the National Council of Real Estate Investment Fiduciaries ("NCREIF"): (i) Southwest, 29.7%, (ii) Pacific, 26.9%, (iii) Southeast, 18.2%, (iv) Mountain, 10.5%, (v) Mid Atlantic, 5.7%, (vi) Northeast, 5.5%, (vii) East North Central, 2.8% and (viii) West North Central, 0.7%, all of which are based on the net carrying values at June 30, 2017.
Syndicated Corporate Loans.  On January 1, 2016, Apidos Cinco was deconsolidated after adopting the amendments to the consolidation guidance on VIEs. On November 16, 2016, we liquidated Apidos Cinco and substantially all of the assets were sold. As a result, all senior and mezzanine notes of the securitization were repaid, leaving only our equity in Apidos Cinco at December 31, 2016.
The following table provides information as to the lien position and status of our syndicated corporate loans, at the lower of cost or fair value (in thousands):

Apidos Cinco
At June 30, 2017:
Second lien loans held for sale	$38
Total	$38

At December 31, 2016:
Second lien loans held for sale	$1,007
Total	$1,007

(Back to Index)

(Back to Index)

ABS.  At June 30, 2017, we held a total of $16.8 million of ABS at fair value through RCC Residential Portfolio TRS and RCC Commercial II.  At December 31, 2016, we held a total of $25.3 million of ABS at fair value through RCC Residential Portfolio TRS and RCC Commercial II.
The following table summarizes our ABS at fair value (in thousands):

	June 30, 2017		December 31, 2016
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Moody’s ratings category:
Aa1 through Aa3	$303	$323	$296	$311
B1 through B3	911	935	901	828
Ca	1,328	2,609	1,084	2,142
No rating provided	13,286	12,921	19,084	21,999
Total	$15,828	$16,788	$21,365	$25,280

S&P ratings category:
A+ through A-	$11,777	$11,455	$10,994	$11,327
CCC+ through CCC-	1,328	2,609	1,084	2,142
No rating provided	2,723	2,724	9,287	11,811
Total	$15,828	$16,788	$21,365	$25,280

Weighted average rating factor	1,040		655
Investment in Unconsolidated Entities. The following table shows our investments in unconsolidated entities at June 30, 2017 and December 31, 2016, and equity in earnings of unconsolidated entities for the three and six months ended June 30, 2017 and three and six months ended June 30, 2016 (in thousands):

				Equity in Earnings of Unconsolidated Entities
	Ownership % at	Balance at	Balance at	For the three months ended	For the six months ended	For the three months ended	For the six months ended
	June 30, 2017	June 30, 2017	December 31, 2016	June 30, 2017	June 30, 2017	June 30, 2016	June 30, 2016
RRE VIP Borrower, LLC(1)	—%	$—	$—	$37	$37	$10	$35
Investment in LCC Preferred Stock(5)	29.0%	43,247	42,960	122	288	933	2,344
Pearlmark Mezz(2)	—%	—	16,953	(193)	165	171	419
RCM Global, LLC	8.7%	88	465	(166)	(170)	222	399
Pelium Capital Partners, L.P.(3)	80.2%	12,282	25,993	82	(77)	1,360	1,721
Subtotal		55,617	86,371	(118)	243	2,696	4,918
Investment in RCT I and II(4)	3.0%	1,548	1,548	(663)	(1,300)	(651)	(1,292)
Total		$57,165	$87,919	$(781)	$(1,057)	$2,045	$3,626

(1)
The investment in RRE VIP Borrower was sold at December 31, 2014. Earnings for the three and six months ended June 30, 2017 and June 30, 2016 are related to insurance premium refunds with respect to the underlying sold properties in the portfolio.

(2) We had committed to invest up to $50.0 million in Pearlmark Mezz. The commitment termination date was set to end the earlier of when the original commitment was fully funded, or the fifth anniversary following the final closing date of June 24, 2015. We sold our investment in Pearlmark Mezz on May 17, 2017.

(3)	For the three and six months ended June 30, 2017, we received proceeds of $13.6 million related to the partial liquidation of our investment.

(4)	For the three and six months ended June 30, 2017 and June 30, 2016, these amounts are recorded in interest expense on our consolidated statements of operations.
(5) Our investment in LCC was sold subsequent to June 30, 2017.

(Back to Index)

(Back to Index)

Financing Receivables
The following tables show the allowance for loan and lease losses and recorded investments in loans and leases at the dates indicated (in thousands):

	Commercial Real Estate Loans	Syndicated Corporate Loans	Direct Financing Leases	Total
At June 30, 2017:
Allowance for loan and lease losses:
Allowance for loan and lease losses at January 1, 2017	$3,829	$—	$465	$4,294
Provision (recovery) for loan and lease losses	860	—	270	1,130
Allowance for loan and lease losses at June 30, 2017	$4,689	$—	$735	$5,424
Ending balance:
Individually evaluated for impairment	$2,500	$—	$735	$3,235
Collectively evaluated for impairment	$2,189	$—	$—	$2,189
Loans acquired with deteriorated credit quality	$—	$—	$—	$—
Loans and Leases:
Ending balance:
Individually evaluated for impairment	$7,000	$—	$924	$7,924
Collectively evaluated for impairment	$1,248,680	$—	$—	$1,248,680
Loans acquired with deteriorated credit quality	$—	$—	$—	$—

At December 31, 2016:
Allowance for loan and lease losses:
Allowance for loan and lease losses at January 1, 2016	$41,839	$1,282	$465	$43,586
Provision (recovery) for loan and lease losses	18,167	(402)	—	17,765
Loans charged-off	—	402	—	402
Transfer to loans held for sale	(15,763)	—	—	(15,763)
Deconsolidation of VIEs	(40,414)	(1,282)	—	(41,696)
Allowance for loan and lease losses at December 31, 2016	$3,829	$—	$465	$4,294
Ending balance:
Individually evaluated for impairment	$2,500	$—	$465	$2,965
Collectively evaluated for impairment	$1,329	$—	$—	$1,329
Loans acquired with deteriorated credit quality	$—	$—	$—	$—
Loans and Leases:
Ending balance:
Individually evaluated for impairment	$7,000	$—	$992	$7,992
Collectively evaluated for impairment	$1,283,107	$—	$—	$1,283,107
Loans acquired with deteriorated credit quality	$—	$—	$—	$—

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

Credit risk profiles of CRE loans are as follows (in thousands):

	Rating 1	Rating 2	Rating 3	Rating 4	Held for Sale	Total
At June 30, 2017:
CRE whole loans (1)	$1,205,212	$43,468	$—	$7,000	$—	$1,255,680
Legacy CRE whole loans (1)(2)	—	—	—	—	79,605	79,605
	$1,205,212	$43,468	$—	$7,000	$79,605	$1,335,285

At December 31, 2016:
CRE whole loans (1)	$1,186,292	$96,815	$—	$7,000	$—	$1,290,107
Legacy CRE whole loans (1)	—	—	—	—	158,178	158,178
	$1,186,292	$96,815	$—	$7,000	$158,178	$1,448,285

(1)
Pursuant to our strategic Plan, certain legacy CRE loans were moved to loans held for sale and included in assets held for sale, carried at the lower of cost or fair value on our balance sheet at June 30, 2017 and December 31, 2016, respectively.

(2)	Includes one loan with a maturity date of May 2017 that is currently in default.
At June 30, 2017 and December 31, 2016, we had one CRE loan with a credit quality rating of 4 due to short term vacancy/tenant concerns and a past due maturity date of February 2017. The loan is collateralized by a retail shopping center in Roswell, GA and had an amortized cost of $7.0 million at June 30, 2017 and December 31, 2016. For the period ended December 31, 2016, we obtained an appraisal and used the value indicated in the appraisal as a practical expedient in determining the fair value of the loan. The appraisal indicated a fair value of $4.5 million and we recorded a specific provision of $2.5 million on the loan during the fourth quarter of 2016. No additional provision was recorded on the loan for the three or six months ended June 30, 2017. This loan is in default at June 30, 2017.
At December 31, 2016, we had eight legacy CRE whole loans and one mezzanine loan included in assets held for sale with a total carrying value of $158.2 million. Appraisals, as a practical expedient for fair value, were obtained for all eight legacy CRE loans classified as assets held for sale. The mezzanine loan had a fair value of $0. We recorded, and subsequently charged off upon transfer of the loans to assets held for sale, specific reserves on four of the five loans transferred to assets held for sale totaling $15.8 million, where the carrying values of the loans exceeded their fair values. These five loans had a collective carrying value of $110.7 million at December 31, 2016 and were comprised of the following:

(Back to Index)

(Back to Index)

•
Two loans cross-collateralized by a hotel in Studio City, CA, with an initial par value of $67.5 million. These loans were written down to their collective appraised value of $61.4 million. The loans had a maturity date of February 2017. On June 30, 2017, the borrower sold the collateral underlying these loans. Proceeds of $67.0 million are included in principal receivable at June 30, 2017 and was received in July 2017. As a result of this transaction, we realized a gain of $5.6 million included in our consolidated statements of operations as net realized and unrealized gain on sales of investment securities available-for-sale and loans and derivatives during the three months ended June 30, 2017;

•
One loan collateralized by a hotel in Tucson, AZ with an initial par value of $32.5 million. This loan was written down to its appraised value of $14.3 million. On February 28, 2017, we entered into a discounted payoff agreement with its borrower and received proceeds of $21.3 million in satisfaction of this loan. This transaction resulted in the recognition of a realized gain of $7.0 million on our consolidated statements of operations as net realized and unrealized gain on sales of investment securities available-for-sale and loans and derivatives;

•
One loan collateralized by an office property in Phoenix, AZ with an initial par value of $17.7 million. This loan was written down to its appraised value of $11.0 million. The loan had a maturity date of May 2017 and is currently in default;

•	One loan collateralized by a hotel in Palm Springs, CA with an initial par value of $29.5 million. This loan was written down to its appraised value of $24.0 million.
As a result of the repayments of CRE loans held for sale discussed above on the Studio City, CA and Tuscon, AZ properties, two of the five aforementioned legacy CRE loans remain at June 30, 2017 and have a collective carrying value of $35.0 million.

At June 30, 2017, 49%, 37% and 14% of our legacy CRE whole loans were concentrated in hotel, retail and office, respectively. Of these loans, 86% are within California and 14% are within Arizona. At December 31, 2016, 54%, 39% and 7% of our legacy CRE whole loans were concentrated in hotel, retail and office, respectively. Of these loans, 84% are within California and 16% are within Arizona.

Three loans held for sale with a collective carrying value of $44.6 million at June 30, 2017 and December 31, 2016 had fair values in excess of their carrying values. Before being transferred to assets held for sale in the fourth quarter of 2016, these loans were risked-rated in category 1 or category 2.

All of the Company's CRE whole loans are current with respect to contractual principal and interest except two. One defaulted loan is supported by a property in Roswell, GA and had a carrying value of $4.5 million at June 30, 2017. The other is collateralized by an office property in Phoenix, AZ and had a collective carrying value, which is the lower of its cost or fair market value, of $11.0 million.

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

Credit risk profiles of syndicated corporate loans were as follows (in thousands):

	Rating 1	Rating 2	Rating 3	Rating 4	Rating 5	Held for Sale	Total
At June 30, 2017:
Syndicated corporate loans	$—	$—	$—	$—	$—	$38	$38

At December 31, 2016:
Syndicated corporate loans	$—	$—	$—	$—	$—	$1,007	$1,007
At June 30, 2017, two of our syndicated corporate loans with a fair value of $38,000 are in default with respect to debt service. At December 31, 2016, two of our syndicated corporate loans with a fair value of $221,000 were in default with respect to debt service. In 2017 and 2016, no interest income had been recorded on these two defaulted loans.
During the six months ended June 30, 2017, we sold one syndicated corporate loan classified as held for sale with an amortized cost of $786,000 for proceeds of $878,000.
Direct Financing Leases
During the three and six months ended June 30, 2017, we recorded a provision for lease losses against the value of the direct financing leases in the amount of $131,000 and $270,000, respectively. We held $189,000 and $527,000 of direct financing leases, net of reserves, at June 30, 2017 and December 31, 2016, respectively.
Loan Portfolios Aging Analysis
The following table presents the loan and lease portfolio aging analysis as of the dates indicated at amortized cost (in thousands):

	30-59 Days	60-89 Days	Greater than 90 Days	Total Past Due	Current	Total Loans Receivable	Total Loans > 90 Days and Accruing
At June 30, 2017:
CRE whole loans (1)	$—	$—	$7,000	$7,000	$1,248,680	$1,255,680	$—
Legacy CRE loans (2)	11,000	—	—	$11,000	68,605	$79,605	—
Syndicated corporate loans	—	—	—	—	—	—	—
Direct Financing Leases	5	—	269	274	650	924	—
Total loans	$11,005	$—	$7,269	$18,274	$1,317,935	$1,336,209	$—

At December 31, 2016:
CRE whole loans	$—	$—	$—	$—	$1,290,107	$1,290,107	$—
Legacy CRE loans (3)	61,400	—	—	61,400	96,792	158,192	—
Syndicated corporate loans	—	—	—	—	—	—	—
Direct Financing Leases	137	—	128	265	727	992	—
Total loans	$61,537	$—	$128	$61,665	$1,387,626	$1,449,291	$—

(1)	Includes one whole loan with an amortized cost of $7.0 million that was in default at June 30, 2017, on which we had recorded a $2.5 million provision for loan loss.

(2)	Includes one loan with an appraised value of $11.0 million that was in default at June 30, 2017.

(3)	Includes two loans with an appraised value of $61.4 million that were in default at December 31, 2016.

(Back to Index)

(Back to Index)

Impaired Loans
The following tables show impaired loans as of the dates indicated (in thousands):

	Recorded Balance	Unpaid Principal Balance	Specific Allowance	Average Investment in Impaired Loans	Interest Income Recognized
At June 30, 2017:
Loans without a specific valuation allowance:
CRE whole loans	$—	$—	$—	$—	$—
Syndicated corporate loans	$—	$—	$—	$—	$—
Loans with a specific valuation allowance:
CRE whole loans	$7,000	$7,000	$(2,500)	$7,000	$—
Syndicated corporate loans	$—	$—	$—	$—	$—
Total:
CRE whole loans	$7,000	$7,000	$(2,500)	$7,000	$—
Syndicated corporate loans	—	—	—	—	—
	$7,000	$7,000	$(2,500)	$7,000	$—

At December 31, 2016:
Loans without a specific valuation allowance:
CRE whole loans	$—	$—	$—	$—	$—
Syndicated corporate loans	$—	$—	$—	$—	$—
Loans with a specific valuation allowance:
CRE whole loans	$7,000	$7,000	$(2,500)	$7,000	$480
Syndicated corporate loans	$—	$—	$—	$—	$—
Total:
CRE whole loans	$7,000	$7,000	$(2,500)	$7,000	$480
Syndicated corporate loans	—	—	—	—	—
	$7,000	$7,000	$(2,500)	$7,000	$480
Troubled-Debt Restructurings ("TDR")
The following tables show TDRs in our loan portfolio (in thousands):

	Number of Loans	Pre-Modification Outstanding Recorded Balance	Post-Modification Outstanding Recorded Balance
For the Six Months Ended June 30, 2017:
Legacy CRE whole loans held for sale (1)	—	$—	$—
Total loans	—	$—	$—

	Number of Loans	Pre-Modification Outstanding Recorded Balance	Post-Modification Outstanding Recorded Balance
For the Six Months Ended June 30, 2016:
CRE whole loans	3	$29,459	$29,459
Total loans	3	$29,459	$29,459

(1)	Legacy CRE whole loans held for sale represent CRE whole loans designated as assets held for sale at June 30, 2017.
Restricted Cash
At June 30, 2017, we had restricted cash of $1.3 million, which consisted of $625,000 of restricted cash held by five securitizations, $640,000 held as margin and $20,000 held in various reserve accounts. At December 31, 2016, we had restricted cash of $3.4 million, which consisted of $3.3 million of restricted cash in our seven securitizations, $20,000 held as margin and $216,000 held in various reserve accounts. The decrease of $2.1 million is primarily related to the reduction of cash balances in

(Back to Index)

(Back to Index)

our CRE securitizations which was used to fund future funding participations and repay senior notes during the six months ended June 30, 2017.
Interest Receivable
The following table summarizes our interest receivable as of the periods indicated (in thousands):

	June 30, 2017	December 31, 2016	Net Change
Interest receivable from loans	$5,722	$5,685	$37
Interest receivable from securities	604	712	(108)
Interest receivable from escrow and sweep accounts	7	7	—
Total	$6,333	$6,404	$(71)
At June 30, 2017, we had interest receivable of $6.3 million, which primarily consisted of interest on our loans and securities and $7,000 of interest earned on escrow and sweep accounts. At December 31, 2016, we had interest receivable of $6.4 million, which primarily consisted of interest on our loans and securities and $7,000 of interest earned on escrow and sweep accounts. The $37,000 increase in interest receivable from loans is primarily attributable to new loan production offset by loan payoffs during the six months ended June 30, 2017.  The $108,000 decrease in interest receivable from securities is attributable to multiple factors including the sale of Harvest CLO VII and Harvest CLO VIII and paydowns on CMBS, partially offset by the purchase of new CMBS and the substantial liquidation of our trading portfolio.
Other Assets
The following table summarizes our other assets as of the periods indicated (in thousands):

	June 30, 2017	December 31, 2016	Net Change
Other receivables	$3,280	$9,642	$(6,362)
Tax receivables and prepaid taxes	4,053	3,508	545
Fixed assets - non real estate	196	261	(65)
Management fees receivable	1,634	361	1,273
Other	1,023	901	122
Total	$10,186	$14,673	$(4,487)
Other assets decreased by $4.5 million during the six months ended June 30, 2017. At December 31, 2016 we had a receivable of $9.4 million from the sale of our investment in ZAIS, all of which was received in January 2017. At June 30, 2017, we had a receivable of $3.1 million from the unsettled sale of Harvest CLO VII, which constitutes the majority of our other receivables balance. Management fees receivable increased by $1.3 million during the six months ended June 30, 2017. The increase was due to the recognition of projected fee rebate cash flows in the amount of $1.5 million from Harvest CLO VII and Harvest CLO VIII, triggered by sales of these investments. Additionally, the increase of $545,000 in tax receivable and prepaid taxes is due to the timing of the payment of taxes.
Deferred Tax Assets
Deferred tax assets, net, decreased by $15,000 to $4.2 million at June 30, 2017 from $4.3 million at December 31, 2016. The future realization of deferred tax assets depends upon the generation of future taxable income during the periods in which those temporary differences become deductible. Due to changes in management's focus regarding the non-CRE businesses, management believes it is more likely than not that the benefit from these deferred tax assets will not be completely realized. In recognition of this risk, we have provided a valuation allowance against our deferred tax assets at June 30, 2017. We will continue to evaluate our ability to realize the tax benefits associated with deferred tax assets by analyzing forecasted taxable income using both historical and projected future operating results, the reversal of existing temporary differences, taxable income in prior carry back years (if permitted) and the availability of tax planning strategies.

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

In November 2016, we received approval from our board of directors to execute a strategic plan, or the Plan, to focus our strategy on CRE debt investments.  The Plan contemplates disposing of certain legacy CRE debt investments, exiting underperforming non-core asset classes and establishing a dividend policy based on sustainable earnings.  Legacy CRE loans are loans originated prior to 2010. The non-core asset classes in which we have historically invested are expected to be substantially disposed of over the next 12 months and are described in the following table of non-core asset classes:

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

(Back to Index)

(Back to Index)

Assets and Liabilities Held for Sale
The assets and liabilities of business segments classified as discontinued operations and other assets and liabilities classified as held for sale are reported separately in the accompanying consolidated financial statements and are summarized as follows at June 30, 2017 and December 31, 2016 (in thousands):

	June 30, 2017	December 31, 2016
ASSETS
Restricted cash	$139	$145
Interest receivable	173	305
Loans held for sale, at fair value	246,577	346,761
Property available for sale	—	125
Derivatives, at fair value	686	3,773
Intangible assets(1)	18,995	14,466
Other assets(2)	10,361	17,880
Total assets held for sale	$276,931	$383,455

LIABILITIES
Accounts payable and other liabilities	$8,579	$8,404
Management fee payable - related party	55	132
Accrued interest expense	156	203
Borrowings(3)	117,058	133,139
Derivatives, at fair value	528	685
Total liabilities held for sale	$126,376	$142,563
(1) Includes mortgage services rights ("MSRs") with a fair value of $19.0 million and $14.4 million at June 30, 2017 and December 31, 2016, respectively. MSRs are recorded at fair value using a discounted cash flow approach to estimate the fair value utilizing the valuation services of an independent third party. The key assumptions used in the estimation of fair value include prepayment speeds, discount rates, default rates, cost to service, contractual servicing fees and escrow earnings.
(2) Includes our investment in life settlement contracts of $6.3 million and $5.8 million at June 30, 2017 and December 31, 2016, respectively, which were transferred to held for sale in the fourth quarter of 2016.
(3) Borrowings at June 30, 2017 and December 31, 2016 are entirely related to PCM.

(Back to Index)

(Back to Index)

Repurchase and Credit Facilities
Borrowings under our repurchase agreement facilities were guaranteed by us or one of our subsidiaries. The following table sets forth certain information with respect to our borrowings (dollars in thousands):

	June 30, 2017				December 31, 2016
	Outstanding Borrowings	Value of Collateral	Number of Positions as Collateral	Weighted Average Interest Rate	Outstanding Borrowings	Value of Collateral	Number of Positions as Collateral	Weighted Average Interest Rate
CMBS - Term Repurchase Facilities
Wells Fargo Bank	$20,419	$25,835	12	2.44%	$22,506	$28,514	13	1.96%
Deutsche Bank (1)	48,563	74,795	22	3.32%	55,981	86,643	23	3.04%

CRE - Term Repurchase Facilities
Wells Fargo Bank (2)	265,930	391,826	20	3.53%	215,283	313,126	16	2.86%
Morgan Stanley Bank (3)	141,504	220,340	12	3.79%	131,355	207,377	11	3.34%

Trust Certificates Term Repurchase Facility
RSO Repo SPE Trust 2015 (4)	26,459	89,181	1	6.67%	26,385	89,181	1	6.21%
Total	$502,875	$801,977			$451,510	$724,841

(1)	The Deutsche Bank CMBS term repurchase facility includes $0 and $16,000 of deferred debt issuance costs at June 30, 2017 and December 31, 2016, respectively.

(2)	The Wells Fargo Bank CRE term repurchase facility includes $1.1 million and $1.6 million of deferred debt issuance costs at June 30, 2017 and December 31, 2016, respectively.

(3)	The Morgan Stanley Bank CRE term repurchase facility includes $774,000 and $1.1 million of deferred debt issuance costs at June 30, 2017 and December 31, 2016, respectively.

(4)	The RSO Repo SPE Trust 2015 term repurchase facility includes $208,000 and $282,000 of deferred debt issuance costs at June 30, 2017 and December 31, 2016, respectively.
We are in compliance with all financial covenants in each of the respective agreements at June 30, 2017.
CMBS - Term Repurchase Facilities
In May 2016, we entered into an agreement, governed by the Deutsche Bank facility, with Deutsche Bank which allowed us to enter into transactions in which RCC Real Estate and Deutsche Bank agree to transfer from RCC Real Estate to Deutsche Bank all of their right, title and interest to certain CMBS and other assets against the transfer of funds by Deutsche Bank to RCC Real Estate, with a simultaneous agreement by Deutsche Bank to transfer back to RCC Real Estate such assets at a date certain, against the transfer of funds from RCC Real Estate to Deutsche Bank. In May 2017, Deutsche Bank approved the extension of the agreement to May 2018.
Short-Term Repurchase Agreements - CMBS
In November 2012, RCC Real Estate entered into a master repurchase and securities agreement (the "JP Morgan Securities Facility") with JP Morgan Securities LLC to finance the purchase of CMBS. In April 2017, we entered into the first amendment of the JP Morgan Securities Facility which amended the minimum shareholders' equity of the guarantor and maximum leverage ratio covenants. We had no outstanding borrowings payable under the JP Morgan Securities Facility at June 30, 2017 and December 31, 2016.
Securitizations
At June 30, 2017, we retain equity in six of the securitizations we had executed.
Hedging Instruments
A significant market risk to us is interest rate risk.  Interest rates are highly sensitive to many factors, including governmental monetary and tax policies, domestic and international economic and political considerations and other factors beyond our control.  Changes in the general level of interest rates can affect net interest income, which is the difference between the interest income earned on interest-earning assets and the interest expense incurred in connection with the interest-bearing liabilities, by affecting the spread between the interest-earning assets and interest-bearing liabilities.  Changes in the level of interest rates also can affect the value of our interest-earning assets and our ability to realize gains from the sale of these assets.  A decline in the value of our interest-earning assets pledged as collateral for borrowings could result in the counterparties demanding additional

(Back to Index)

(Back to Index)

collateral pledges or liquidation of some of the existing collateral to reduce borrowing levels. We seek to mitigate the potential impact on net income of periodic and lifetime coupon adjustment restrictions in our investment portfolio by entering into interest rate hedging agreements. We classify these hedges as cash flow hedges, which are hedges that eliminate the risk of changes in the cash flows of a financial asset or liability. We record changes in fair value of derivatives designated and effective as cash flow hedges in accumulated other comprehensive income, and records changes in fair value of derivatives designated and ineffective as cash flow hedges in earnings.
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
The following tables present the fair value of our derivative financial instruments as well as their classification on our consolidated balance sheets and on the consolidated statements of operations for the periods presented:
Fair Value of Derivative Instruments at June 30, 2017 (in thousands)

	Asset Derivatives
	Notional Amount	Consolidated Balance Sheet Location	Fair Value
Interest rate swap contracts, hedging (1)	$10,510	Derivatives, at fair value	$75
	Liability Derivatives
	Notional Amount	Consolidated Balance Sheet Location	Fair Value
Forward contracts - foreign currency, hedging (2)(3)	$21,024	Derivatives, at fair value	$484

Interest rate swap contracts, hedging	$10,510	Accumulated other comprehensive (income) loss	$(75)

(1)	Interest rate swap contracts are accounted for as cash flow hedges.

(2)	Foreign currency forward contracts are accounted for as fair value hedges.

(3)	Notional amount presented on a currency converted basis. The base currency notional amount of our foreign currency hedging forward contracts in a liability position was €18.4 million at June 30, 2017.

Fair Value of Derivative Instruments at December 31, 2016 (in thousands)

	Asset Derivatives
	Notional Amount	Consolidated Balance Sheet Location	Fair Value
Forward contracts - foreign currency, hedging (1)(2)	$12,489	Derivatives, at fair value	$647
	Liability Derivatives
	Notional Amount	Consolidated Balance Sheet Location	Fair Value
Forward contracts - foreign currency, hedging (1)(3)	$11,700	Derivatives, at fair value	$97

Interest rate swap contracts, hedging	$—	Accumulated other comprehensive (income) loss	$(18)

(1)	Foreign currency forward contracts are accounted for as fair value hedges.

(2)	Notional amount presented on currency converted basis. The base currency notional amount of our foreign currency hedging forward contracts in an asset position was €11.9 million at December 31, 2016.

(3)
Notional amount presented on currency converted basis. The base currency notional amount of our foreign currency hedging forward contracts in a liability position was €11.1 million at December 31, 2016.

The Effect of Derivative Instruments on the Consolidated Statements of Operations for the
Six Months Ended June 30, 2017 (in thousands)

(Back to Index)

(Back to Index)

	Derivatives
	Consolidated Statements of Operations Location	Realized and Unrealized Gain (Loss) (1)
Interest rate swap contracts, hedging	Interest expense	$(20)
Forward contracts - foreign currency, hedging	Net realized and unrealized gain on sales of investment securities available-for-sale and loans and derivatives	$(1,479)

(1)	Negative values indicate a decrease to the associated balance sheet or consolidated statements of operations line items.

The Effect of Derivative Instruments on the Consolidated Statements of Operations for the
Six Months Ended June 30, 2016 (in thousands)

	Derivatives
	Consolidated Statements of Operations Location	Realized and Unrealized Gain (Loss) (1)
Interest rate swap contracts, hedging	Interest expense	$(70)
Forward contracts - foreign currency, hedging	Net realized and unrealized gain on sales of investment securities available-for-sale and loans and derivatives	$(62)

(1)	Negative values indicate a decrease to the associated balance sheets or consolidated statements of operations line items.
At June 30, 2017, we had entered into two swap contracts in order to hedge against favorable rate movements against our CMBS portfolio. Our interest rate hedges at June 30, 2017 were as follows (in thousands except percentages):

	Benchmark rate	Notional value	Strike rate	Effective date	Maturity date	Fair value
CMBS Swaps
Interest rate swap	One-month LIBOR	$7,500	1.99%	6/18/2017	10/18/2025	$57
Interest rate swap	One-month LIBOR	3,010	2.02%	6/18/2017	1/28/2026	18
		$10,510				$75
Equity
Total equity at June 30, 2017 was $704.0 million and gave effect to $74,000 of unrealized gains on our cash flow hedges and $426,000, after tax, of net unrealized gains on our available-for-sale portfolio, shown as a component of accumulated other comprehensive income.  Equity at December 31, 2016 was $703.1 million and gave effect to $18,000 of unrealized losses on our cash flow hedges and $3.1 million of net unrealized gains on our available-for-sale portfolio, shown as a component of accumulated other comprehensive income.  The increase in equity during the six months ended June 30, 2017 was primarily due to an increase in net income offset by distributions on our common stock in excess of earnings.
Balance Sheet - Book Value Reconciliation (in thousands, except per share data)

	Amount	Per Share
Book value at December 31, 2016, allocable to common shares (1)	$434,211	$14.17
Net income allocable to common shares	5,164	0.17

Change in other comprehensive income:
Available-for-sale securities	(2,628)	(0.08)
Derivatives	92	—
Common dividends	(3,078)	(0.10)
Common dividends on unvested shares	(57)	—
Accretion (dilution) from additional shares vested during the period (2)	1,586	(0.04)
Total net increase (decrease)	1,079	(0.05)
Book value at June 30, 2017, allocable to common shares (1)(3)	$435,290	$14.12

(Back to Index)

(1)
Per share calculations exclude unvested restricted stock, as disclosed on the consolidated balance sheet, of 555,658 shares and 400,050 shares at June 30, 2017 and December 31, 2016, respectively. The denominator for the calculation is 30,833,295 and 30,649,970 at June 30, 2017 and December 31, 2016, respectively.

(2)	Includes a net change of 156,000 shares of unvested restricted stock.

(3)	Book value allocable to common shares is calculated as total stockholders' equity of $705.4 million less preferred stock equity of $270.1 million at June 30, 2017.
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

(Back to Index)

(Back to Index)

The following table provides a reconciliation from GAAP net income allocable to common shares to Core Earnings for the periods presented (in thousands, except per share data):

	For the Three Months Ended				For the Six Months Ended
	June 30,				June 30,
	2017	Per Share Data	2016	Per Share Data	2017	Per Share Data	2016	Per Share Data
Net income (loss) allocable to common shares - GAAP	$2,464	$0.08	$(1,536)	$(0.05)	$5,164	$0.17	$8,137	$0.26
Adjustment for realized gain on CRE assets	—	—	(846)	(0.03)	—	—	(843)	(0.03)
Net income (loss) allocable to common shares - GAAP, adjusted	2,464	0.08	(2,382)	(0.08)	5,164	0.17	7,294	0.23

Reconciling items from continuing operations:
Non-cash equity compensation expense	734	0.02	1,352	0.04	1,522	0.05	1,841	0.06
Non-cash (recovery) provision for CRE loan losses	—	—	(68)	—	860	0.03	—	—
Non-cash amortization of discounts or premiums associated with borrowings	414	0.01	414	0.01	828	0.03	832	0.03
Impairments on securities	—	—	—	—	—	—	—	—
Income tax expense from non-core investment	—	—	—	—	1,499	0.05	—	—
Net loss (income) from limited partnership interest owned at the initial measurement date(1)	728	0.02	(180)	—	370	0.01	(453)	(0.01)
Realized gain on non-core assets	(1,785)	(0.06)	—	—	(1,785)	(0.06)	—	—
Net income from non-core assets(2)	(2,840)	(0.09)	(4,529)	(0.15)	(4,269)	(0.14)	(9,934)	(0.33)

Reconciling items from discontinued operations and CRE assets:
Net interest income on legacy CRE loans held for sale	(981)	(0.03)	—	—	(2,305)	(0.07)	—	—
Realized gain on liquidation of CRE loan	(5,608)	(0.18)	—	—	(12,562)	(0.41)	—	—
Net income from other non-CRE investments held for sale	(275)	(0.01)	—	—	(299)	(0.01)	—	—
Loss from discontinued operations, net of taxes	4,184	0.14	6,379	0.21	4,745	0.15	1,211	0.04
Core Earnings before realized (gain) loss on CRE assets	(2,965)	(0.10)	986	0.03	(6,232)	(0.20)	791	0.02

Adjustment for realized gain on CRE assets	—	—	846	0.03	—	—	843	0.03
Core Earnings allocable to common shares	$(2,965)	$(0.10)	$1,832	$0.06	$(6,232)	$(0.20)	$1,634	$0.05
Weighted average common shares – diluted	31,021		30,410		30,968		30,724

Core Earnings per common share – diluted	$(0.10)		$0.06		$(0.20)		$0.05
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

	Identified Assets at Plan Inception	Impairments/ Adjustments on Non-Monetized Assets (1)(2)	Impairments/ Adjustments on Monetized Assets (3)	Monetized through June 30, 2017	Net Book Value at June 30, 2017
Discops and AHFS
Legacy CRE Loans (4)	$194.7	$(12.2)	$(11.7)	$(91.2)	$79.6
Middle Market Loans	73.8	(18.6)	0.3	(15.4)	40.1
Residential Mortgage Lending Segment (5)	56.6	1.1	(0.6)	(15.1)	42.0
Other AHFS	5.9	1.4	—	—	7.3
Subtotal - Discops and AHFS	$331.0	$(28.3)	$(12.0)	$(121.7)	$169.0
Investments in Unconsolidated Entities	86.6	(1.6)	0.4	(29.8)	55.6
Commercial Finance Assets(6)	62.5	(2.8)	2.4	(45.1)	17.0
Total	$480.1	$(32.7)	$(9.2)	$(196.6)	$241.6

(1)	Reflects adjustments as a result of the designation as AHFS or Discops, which occurred during the third and fourth quarters of 2016 except as noted in (2) below.

(2)	The impairment adjustment to middle market loans includes $5.4 million of fair value adjustments that occurred prior to the inception of the Plan.

(3)	Reflects adjustments as a result of the designation as AHFS or Discops, which occurred during the third and fourth quarters of 2016 except as noted in (2) above.

(4)
Legacy CRE Loans includes $118.2 million par value of loans at the inception of the Plan that were not reflected on the consolidated balance sheets until our investment in RREF CDO 2007-1 was liquidated on November 25, 2016.

(5)	Includes $18.4 million of cash and cash equivalents not classified as AHFS in the Residential Mortgage Lending segment at June 30, 2017.

(6)	Commercial Finance Assets decreased by $1.5 million related to the reclassification of certain assets to other assets on the consolidated balance sheet.
For the six months ended June 30, 2017, our principal sources of liquidity were: (i) proceeds of $33.6 million from our commercial finance segment (ii) proceeds of $31.7 million from repayments on our CRE loan portfolio, (iii) proceeds of $21.3 million from the sale of legacy CRE loans previously classified as assets held for sale, (iv) proceeds of $16.2 million from the sale of our equity interest in an investment in an unconsolidated entity, (v) proceeds of $5.2 million from the sale of a middle market loan that was classified as a receivable at December 31, 2016, (vi) proceeds of $2.9 million from a paydown of a legacy CRE loan classified as an asset held for sale and (vii) proceeds of $2.6 million from the sale of PCM's residential mortgage lending operating platform and certain other assets and liabilities. These sources of liquidity substantially provided the $102.7 million of unrestricted cash we held at June 30, 2017. In addition, we have $79.6 million of capital available through a CMBS term facility to help finance the purchase of CMBS securities and $241.3 million from two CRE term facilities for the origination of CRE loans at June 30, 2017. Through June 30, 2017, we have monetized $196.6 million of the investments that were included in the Plan and expect to continue this disposition process during the remainder of 2017. On July 31, 2017, we received cash proceeds of $84.3 million in connection with the sale of LEAF Commercial Capital (“LCC”), an equity method investment carried on the balance sheet at $43.2 million at June 30, 2017. Including this transaction, we have monetized $280.9 million of investments included in the Strategic Plan. This transaction, net of tax, is expected to increase book value by approximately $1.00 per common share.
On February 27, 2012, we entered into a master repurchase and securities agreement (the "Wells CRE Facility") with Wells Fargo Bank, NA to finance the origination of CRE loans. The Wells CRE Facility has a maximum capacity of $400.0 million and a maturity date of July 21, 2018, subject to three one-year extension rights which may extend the maturity to July 21, 2021. During the three months ended March 31, 2017, we amended certain financial covenants within the Wells CRE Facility and we are in full compliance with all covenants at June 30, 2017.
On September 10, 2015, we entered into a master repurchase and securities agreement ("Morgan Stanley Facility") with Morgan Stanley Bank, NA to finance the origination of CRE loans. The Morgan Stanley Facility has a maximum capacity of $250.0 million and an initial three year term that expires on September 10, 2018 with annual one year extension options. During the three months ended March 31, 2017, we amended certain financial covenants within the Morgan Stanley Facility and we are in full compliance with all covenants at June 30, 2017.

(Back to Index)

(Back to Index)

In February 2011, we entered into a master repurchase and securities agreement ("Wells CMBS Facility") to finance the purchase of CMBS. The maximum amount of the Wells CMBS Facility is $100.0 million which we extended to March 31, 2018 during the three months ended March 31, 2017. We may enter into interest rate swaps and cap agreements for securities whose average life exceeds two years to mitigate interest rate risk under the Wells CMBS Facility. During the first quarter of 2017, we amended certain financial covenants within the Wells CMBS Facility and we are in full compliance with all covenants at June 30, 2017.

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
Historically, we have financed a substantial portion of our portfolio investments through CDOs and securitizations that essentially match the maturity and repricing dates of these financing vehicles with the maturities and repricing dates of our investments. We have in the past derived substantial operating cash from our equity investments in our CDOs and securitizations which, if the CDOs and securitizations fail to meet certain tests, will cease. Through June 30, 2017, we did not experience difficulty in maintaining our existing CDO and securitization financing and passed all of the critical tests required by these financings. We have called or substantially liquidated each of our remaining legacy CRE and commercial finance CDOs during 2016, which removes the requirement for us to maintain these tests going forward.
At June 30, 2017, $61.0 million of notes remained outstanding in our RCC 2014-CRE2 securitization.  In July, both a multifamily property loan in Houston, TX with a balance of $75.6 million and a retail property in Hermosa Beach, CA with a balance of $11.0 million paid-off and, as a consequence, we expect the CRE securitization to liquidate in August 2017.  We anticipate receiving proceeds of approximately $25.6 million and the remaining loan collateral of $93.0 million in the liquidation.
The following table sets forth the distributions made by and coverage test summaries for our securitizations for the periods presented (in thousands):

Name	Cash Distributions		Overcollateralization Cushion
	Six Months Ended June 30,	Year Ended December 31,	At June 30,	As of Initial Measurement Date
	2017	2016	2017 (1)
Apidos Cinco CDO (8)	$2,014	$22,627	N/A	$17,774
RREF CDO 2006-1 (6)	$—	$1,394	N/A	$24,941
RREF CDO 2007-1 (7)	$—	$1,890	N/A	$26,032
RCC CRE Notes 2013 (9)	$—	$37,759	N/A	N/A
RCC 2014-CRE2 (2)	$5,829	$12,961	$90,614	$20,663
RCC 2015-CRE3 (3)	$4,627	$10,907	$42,737	$20,313
RCC 2015-CRE4 (4)	$4,594	$11,784	$47,445	$9,397
Moselle CLO S.A. (5)	$—	$183	N/A	N/A

(1)	Overcollateralization cushion represents the amount by which the collateral held by the securitization issuer exceeds the maximum amount required.

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

(Back to Index)

(Back to Index)

funded commitments of existing collateral in the securitization that were not funded as of the date the securitization was closed. Additionally, the indenture does not contain any interest coverage test provisions.

(5)
Moselle CLO S.A. was acquired on February 24, 2014, and the reinvestment period for this securitization expired prior to the acquisition. In the fourth quarter of 2014, we began to liquidate Moselle CLO S.A. and by January 2015 all of the assets were sold.

(6)
RREF CDO 2006-1 was liquidated on April 25, 2016, and, as a result, all $65.7 million of the remaining assets, at fair value at the date of liquidation, were returned to us in exchange for our preference shares and equity notes in the securitization.

(7)
RREF CDO 2007-1 was liquidated on November 25, 2016, and, as a result, all $130.9 million of the remaining assets, at fair value at the date of liquidation, were returned to us in exchange for our preference shares and equity notes in the securitization.

(8)	Apidos Cinco was substantially liquidated on November 14, 2016. As a result of the liquidation, we received $20.4 million of cash and consolidated the remaining assets.

(9)
RCC CRE Notes 2013 was liquidated in December 2016, and, as a result, all $13.5 million of the remaining assets were returned to us in exchange for our preference share and equity notes in the securitization. We also received $33.4 million in principal on its preference share and equity notes.

At July 31, 2017, our liquidity consisted of two primary sources:

•	unrestricted cash and cash equivalents of $282.8 million; and

•
$247.9 million and $191.5 million available under two term financing facilities to finance originations of CRE loans and $80.0 million available under a term financing facility to finance purchases of CMBS.

Our leverage ratio, defined as the ratio of borrowings to stockholders' equity may vary as a result of the various funding strategies we use.  At June 30, 2017 and December 31, 2016, our leverage ratio was 1.7 times and 1.9 times, respectively. The leverage ratio decline was driven primarily by the de-levering of our existing CRE securitizations and a reduction of our liabilities held for sale combined with an increase in stockholders’ equity.
Distributions
In order to maintain our qualification as a REIT and to minimize corporate-level income tax on our income, we intend to make regular quarterly distributions of all or substantially all of our net REIT taxable income to holders of our common stock.  This requirement can impact our liquidity and capital resources.
The following tables present dividends declared (on a per share basis) for the first and second quarters of 2017 and each of the quarters in 2016:

Common Stock
	Date Paid	Total Dividend Paid	Dividend Per Share
		(in thousands)
2017
March 31	April 27	$1,568	$0.05
June 30	July 28	$1,567	$0.05
2016
March 31	April 28	$13,073	$0.42
June 30	July 28	$13,051	$0.42
September 30	October 28	$13,012	$0.42
December 31	January 27, 2017	$1,550	$0.05

(Back to Index)

(Back to Index)

Preferred Stock
Series A				Series B			Series C
	Date Paid	Total Dividend Paid	Dividend Per Share	Date Paid	Total Dividend Paid	Dividend Per Share	Date Paid	Total Dividend Paid	Dividend Per Share
		(in thousands)			(in thousands)			(in thousands)
2017
March 31	May 1	$568	$0.531250	May 1	$2,859	$0.515625	May 1	$2,588	$0.539063
June 30	July 31	$568	$0.531250	July 31	$2,859	$0.515625	July 31	$2,588	$0.539063
2016
March 31	May 2	$568	$0.531250	May 2	$2,859	$0.515625	May 2	$2,588	$0.539063
June 30	August 1	$568	$0.531250	August 1	$2,859	$0.515625	August 1	$2,588	$0.539063
September 30	October 31	$568	$0.531250	October 31	$2,859	$0.515625	October 31	$2,588	$0.539063
December 31	January 30, 2017	$568	$0.531250	January 30, 2017	$2,859	$0.515625	January 30, 2017	$2,588	$0.539063
Contractual Obligations and Commitments

	Contractual Commitments (1)
	(in thousands)
	Payments due by Period
	Total	Less than 1 year	1 - 3 years	3- 5 years	More than 5 years
CRE Securitizations	$305,212	$—	$—	$—	$305,212
Repurchase Facilities (2)	502,875	68,982	433,893	—	—
Unsecured Junior Subordinated Debentures (3)	51,548	—	—	—	51,548
6.0 % Convertible Senior Notes (4)	112,607	—	112,607	—	—
8.0 % Convertible Senior Notes (5)	97,097	—	97,097	—	—
Unfunded Commitments on CRE Loans (6)	58,239	—	58,239	—	—
Base Management Fees (7)	10,517	10,517	—	—	—
Total	$1,138,095	$79,499	$701,836	$—	$356,760

(1)	Contractual commitments on borrowings are presented net of deferred debt issuance costs and discounts.

(2)	Contractual commitments include $772,000 of interest expense accrued through June 30, 2017 on our repurchase facilities.

(3)
Contractual commitments do not include $32.7 million and $33.5 million of estimated interest expense payable through the maturity dates of June 2036 and October 2036, respectively, on our trust preferred securities.

(4)	Contractual commitments do not include $9.9 million of interest expense payable through the maturity date of December 1, 2018 on our 6.0% Convertible Senior Notes.

(5)	Contractual commitments do not include $20.6 million of interest expense payable through the maturity date of January 15, 2020 on our 8.0% Convertible Senior Notes.

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

Off-Balance Sheet Arrangements
General
At June 30, 2017, we did not maintain any relationships with unconsolidated entities or financial partnerships that were established for the purpose of facilitating off-balance sheet arrangements or contractually narrow or limited purposes, although we do have interests in unconsolidated entities not established for those purposes. Except as set forth below, at June 30, 2017, we had not guaranteed obligations of any unconsolidated entities or entered into any commitment or letter of intent to provide additional funding to any such entities.
Unfunded CRE Loan Commitments

(Back to Index)

In the ordinary course of business, we make commitments to borrowers whose loans are in our CRE loan portfolio to provide additional loan funding in the future. These commitments generally fall into two categories: (i) pre-approved capital improvement projects and (ii) new or additional construction costs. Disbursement of funds pursuant to these commitments is subject to the borrower meeting pre-specified criteria. Upon disbursement of funds, we receive loan interest income on any such advanced funds. At June 30, 2017, we had 35 loans with unfunded commitments totaling $58.2 million, which we intend to fund through cash flow from normal operating activities and principal repayments on other loans in our portfolio. These commitments are subject to the same underwriting requirements and ongoing portfolio maintenance as are the on-balance sheet financial investments that we hold. Since these commitments may expire without being drawn upon, the total commitment amount does not necessarily represent future cash requirements.
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
At June 30, 2017, the primary component of our market risk was interest rate risk, as described below. While we do not seek to avoid risk completely, we do seek to assume risk that can be quantified from historical experience, to actively manage that risk, to earn sufficient compensation to justify assuming that risk and to maintain capital levels consistent with the risk we undertake or to which we are exposed.
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
The following sensitivity analysis tables present, at June 30, 2017 and December 31, 2016, the estimated impact on the fair value of our interest rate-sensitive investments and liabilities of changes in interest rates, assuming rates instantaneously fall 100 basis points and rise 100 basis points (in thousands, except percentages):

	June 30, 2017
	Interest rates fall 100 basis points	Unchanged	Interest rates rise 100 basis points
CMBS(1):
Fair value	$82,164	$80,869	$79,662
Change in fair value	$1,295	$—	$(1,207)
Change as a percent of fair value	1.60%	—%	(1.49)%

Hedging instruments:
Fair value	$(935)	$104	$1,056
Change in fair value	$(1,039)	$—	$952
Change as a percent of fair value	999.03%		(915.37)%

	December 31, 2016
	Interest rates fall 100 basis points	Unchanged	Interest rates rise 100 basis points
CMBS(1):
Fair value	$87,077	$86,751	$86,431
Change in fair value	$326	$—	$(320)
Change as a percent of fair value	0.38%	—%	(0.37)%
(1)Includes the fair value of available-for-sale investments that are sensitive to interest rate change.
For purposes of the table, we have excluded our investments with variable interest rates that are indexed to LIBOR. Because the variable rates on these instruments are short-term in nature, we are not subject to material exposure to movements in fair value as a result of changes in interest rates. We had no derivative instruments that hedged interest rate risk at December 31, 2016.
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

(Back to Index)

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
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting during the three and six months ended June 30, 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

(Back to Index)

(Back to Index)

PART II

ITEM 1.	LEGAL PROCEEDINGS

In September 2015, Daren Levin filed a putative class action in the United States District Court for the Southern District of New York on behalf of all persons who purchased our common stock between March 2, 2015 and August 4, 2015.  In November 2015, the Court appointed Douglas Drees as the lead plaintiff in the action, and thereafter entered a stipulation and order directing the lead plaintiff to file an amended complaint.  In February 2016, the lead plaintiff filed an amended complaint, alleging that we and certain of our officers and directors materially misrepresented certain risks of our commercial loan portfolio and processes and controls for assessing the quality of our portfolio.  Based on these allegations, the amended complaint asserts claims for violation of the securities laws and seeks a variety of relief, including unspecified monetary damages as well as costs and attorneys’ fees.  On June 2, 2017, a second amended complaint was filed which added a new class of Series B and Series C preferred shareholders. The parties have now commenced discovery and the plaintiff has filed a motion for class certification.  We believe the amended complaint is without merit and intend to defend ourselves vigorously.
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

                In February 2017, Mark McKinney filed a shareholder derivative suit in the Southern District of New York against certain of our current and former officers and directors alleging claims under Section 14(a) of the Securities Act and for breach

(Back to Index)

(Back to Index)

of fiduciary duty and unjust enrichment that are substantially similar to claims asserted in the Reaves, Greenberg, Canoles, DeCaro, and Caito actions.  Mr. McKinney previously made a demand on the board of directors to investigate certain of these claims, which was ultimately denied.  We believe Mr. McKinney’s allegations are without merit, and we intend to defend ourselves vigorously.

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

In March 2017, Dave Sherek and Robert H. Spiegel filed a shareholder derivative suit in the United States District Court for the Southern District of New York against certain of our current and former officers and directors alleging claims under Section 14(a) of the Securities Act and for breach of fiduciary duty and unjust enrichment that are substantially similar to claims asserted in the Reaves, Greenberg, Canoles, DeCaro, and Caito actions. Messrs. Sherek and Spiegel previously made a demand on the board of directors to investigate certain of these claims, which were ultimately denied. We believe the Sherek/Speigel allegations are without merit and we intend to defend ourselves vigorously.

In April 2017, Rick Sebenoler filed a shareholder derivative suit in the United States District Court for the Southern District of New York against certain of our current and former officers and directors, as well as the our Manager and Resource America.  The complaint asserts breach of fiduciary duty and unjust enrichment claims that are substantially similar to those at issue in the Reaves, Greenberg, DeCaro and Caito actions.  The plaintiff previously made a demand on the board of directors to investigate certain of these claims, which were ultimately denied. We believe the Sebenoler action is without merit and we intend to defend ourselves vigorously.

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

In May 2017, Sharron Schwartz filed a shareholder derivative suit in the Supreme Court of New York against certain of our current and former officers and directors. The complaint asserts breach of fiduciary duty and unjust enrichment claims that are substantially similar to those at issue in the Reaves action. Ms. Schwartz previously made a demand on the board of directors to investigate the claims, which was ultimately denied. We believe that the Schwartz action is without merit and we intend to defend ourselves rigorously.

In May 2017, the Court consolidated the McKinney, Sherek and Sebenoler matters as the “Federal Demand Refused Actions.” Lead counsel was appointed in the Federal Demand Refused Actions on May 18, 2017, and the consolidated complaint was filed on June 30, 2017.

In May 2017, the Court also consolidated the Greenberg, Canoles, DeCaro and Gehan matters as the “Federal Demand Futile Actions.” The consolidated complaint is due by August 21, 2017.

In June 2017, the Court ordered the consolidation of the Reaves, Caito, Simpson and Heckel matter (collectively, the “State Court Matters”) and stayed the State Court Matters in favor of the federal suits. On July 18, 2017, the Schwartz matter was stayed as well pursuant to a stipulation of the parties.

One of our subsidiaries is the subject of a lawsuit brought in 2014 by the purchaser of a hotel from such subsidiary. The complaint asserts breach of contract claims for non-payment of certain fees and expenses.  We believe the complaint is without merit and we intend to defend ourselves vigorously.
PCM is a party to various claims and legal proceedings at various times. If PCM believes that a loss arising from any of these matters is probable and can be reasonably estimated, the loss is recorded. Currently, the only litigation involving PCM is

(Back to Index)

(Back to Index)

related to claims for repurchases or indemnifications on loans that PCM has sold to investors.  Such claims are included in the reserve for mortgage repurchases and indemnifications. The reserve for mortgage repurchases and indemnifications was $4.7 million and $4.8 million at June 30, 2017 and December 31, 2016, respectively.
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
At June 30, 2017, outstanding demands for indemnification, repurchase or make whole payments totaled approximately $12.0 million.
The most significant remaining demands against PCM are from Lehman Brothers Holding, Inc. ("LBHI"), which filed suit against PCM and approximately 150 sellers on February 3, 2016 alleging breaches of representations and warranties made on loans sold to LBHI. The repurchase claims asserted by LBHI relate to loans sold to LBHI that were subsequently sold by LBHI to either FNMA or FHLMC.  PCM has established a reserve for these asserted claims at June 30, 2017.  PCM sold additional loans to LBHI that were subsequently securitized and sold as residential MBS (RMBS) by LBHI.  Claims have been asserted by the RMBS investors against LBHI but no amounts have been paid by LBHI and no claims have been asserted by LBHI against PCM.  No reserve has been established by PCM at June 30, 2017 for potential future claims related to loans sold to and securitized by LBHI.  PCM intends to defend the actions vigorously.

(Back to Index)

(Back to Index)

ITEM 6.	EXHIBITS

Exhibit No.	Description
2.1	Asset Purchase Agreement, dated June 6, 2017, by and among Stearns Lending, LLC, Primary Capital Mortgage, LLC, and Resource Capital Corp. (34)
3.1(a)	Restated Certificate of Incorporation of Resource Capital Corp. (1)
3.1(b)	Articles of Amendment to Restated Certificate of Incorporation of Resource Capital Corp. (29)
3.1(c)	Articles Supplementary 8.50% Series A Cumulative Redeemable Preferred Stock. (16)
3.1(d)	Articles Supplementary 8.50% Series A Cumulative Redeemable Preferred Stock. (17)
3.1(e)	Articles Supplementary 8.25% Series B Cumulative Redeemable Preferred Stock. (18)
3.1(f)	Articles Supplementary 8.25% Series B Cumulative Redeemable Preferred Stock. (22)
3.1(g)	Articles Supplementary 8.625% Fixed-to-Floating Series C Cumulative Redeemable Preferred Stock. (9)
3.2	Amended and Restated Bylaws of Resource Capital Corp. (as Amended January 31, 2014) (12)
4.1(a)	Form of Certificate for Common Stock for Resource Capital Corp. (1)
4.1(b)	Form of Certificate for 8.50% Series A Cumulative Redeemable Preferred Stock. (13)
4.1(c)	Form of Certificate for 8.25% Series B Cumulative Redeemable Preferred Stock (18)
4.1(d)	Form of Certificate for 8.625% Fixed-to-Floating Series C Cumulative Redeemable Preferred Stock. (9)
4.2(a)	Junior Subordinated Indenture between Resource Capital Corp. and Wells Fargo Bank, N.A., dated May 25, 2006. (2)
4.2(b)	Amendment to Junior Subordinated Indenture and Junior Subordinated Note due 2036 between Resource Capital Corp. and Wells Fargo Bank, N.A., dated October 26, 2009 and effective September 30, 2009. (6)
4.3(a)	Amended and Restated Trust Agreement among Resource Capital Corp., Wells Fargo Bank, N.A., Wells Fargo Delaware Trust Company and the Administrative Trustees named therein, dated May 25, 2006. (2)
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

10.9	Form of Indemnification Agreement
12.1	Statements re Computation of Ratios
31.1	Rule 13a-14(a)/Rule 15d-14(a) Certification of Chief Executive Officer.
31.2	Rule 13a-14(a)/Rule 15d-14(a) Certification of Chief Financial Officer.
32.1	Certification Pursuant to 18 U.S.C. Section 1350.
32.2	Certification Pursuant to 18 U.S.C. Section 1350.
99.1(a)	Master Repurchase and Securities Contract by and among RCC Commercial, Inc., RCC Real Estate Inc. and Wells Fargo Bank, National Association, dated February, 1, 2011. (10)
99.1(b)	Guaranty Agreement made by Resource Capital Corp. in favor of Wells Fargo Bank, National Association, dated February 1, 2011. (10)
99.2(a)	Master Repurchase and Securities Contract for $150,000,000 between RCC Real Estate SPE 4, LLC, as Seller, and Wells Fargo Bank, National Association, as Buyer, Dated February 27, 2012. (14)
99.2(b)	Guaranty made by Resource Capital Corp. as guarantor, in favor of Wells Fargo Bank, National Association, dated February 27, 2012 (14)
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

99.7	Federal Income Tax Consequences of our Qualification as a REIT. (33)
101	Interactive Data Files.

(Back to Index)

(Back to Index)

(1)	Filed previously as an exhibit to the Company’s registration statement on Form S-11, Registration No. 333-126517.
(2)	Filed previously as an exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2006.
(3)	Filed previously as an exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2006.
(4)	Filed previously as an exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2013.
(5)	Filed previously as an exhibit to the Company’s Current Report on Form 8-K filed on June 26, 2014.
(6)	Filed previously as an exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2009.
(7)	Filed previously as an exhibit to the Company’s Proxy Statement filed on April 16, 2014.
(8)	Filed previously as an exhibit to the Company’s Registration Statement on Form S-11 (File No. 333-132836).
(9)	Filed previously as an exhibit to the Company’s Registration Statement on Form 8-A filed on June 9, 2014.
(10)	Filed previously as an exhibit to the Company’s Annual Report on Form 10-K for the year ended December 31, 2010.
(11)	Filed previously as an exhibit to the Company’s Current Report on Form 8-K filed on March 2, 2011.
(12)	Filed previously as an exhibit to the Company’s Current Report on Form 8-K filed on February 4, 2014.
(13)	Filed previously as an exhibit to the Company’s Annual Report on Form 10-K for the year ended December 31, 2012 filed on March 18, 2013.
(14)	Filed previously as an exhibit to the Company’s Current Report on Form 8-K filed on March 2, 2012.
(15)	Filed previously as an exhibit to the Company’s Current Report on Form 8-K filed on June 13, 2012.
(16)	Filed previously as an exhibit to the Company’s registration statement on Form 8-A filed on June 8, 2012.
(17)	Filed previously as an exhibit to the Company’s Current Report on Form 8-K filed on June 29, 2012.
(18)	Filed previously as an exhibit to the Company's Registration Statement on Form 8-A filed on September 28, 2012.
(19)	Filed previously as an exhibit to the Company's Current Report on Form 8-K filed on September 23, 2014.
(20)	Filed previously as an exhibit to the Company's Current Report on Form 8-K filed on January 13, 2015.
(21)	Filed previously as an exhibit to the Company's Current Report on Form 8-K filed on October 1, 2012.
(22)	Filed previously as an exhibit to the Company Current Report on Form 8-K filed on March 19, 2013.
(23)	Filed previously as an exhibit to the Company's Current Report on Form 8-K filed on April 8, 2013.
(24)	Filed previously as an exhibit to the Company's Current Report on Form 8-K filed on July 25, 2013.
(25)	Filed previously as an exhibit to the Company's Current Report on Form 8-K filed on October 21, 2013.
(26)	Filed previously as an exhibit to the Company's Current Report on Form 8-K filed on November 20, 2014.
(27)	Filed previously as an exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2014.
(28)	Filed previously as an exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2015.
(29)	Filed previously as an exhibit to the Company's Current Report on Form 8-K filed on September 1, 2015.
(30)	Filed previously as an exhibit to the Company's Current Report on Form 8-K filed on September 16, 2015.
(31)	Filed previously as an exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2016.
(32)	Filed previously as an exhibit to the Company's Current Report on Form 8-K filed on August 5, 2016.
(33)	Filed previously as an exhibit to the Company's Annual Report on Form 10-K for the year ended December 31, 2016.
(34)	Filed previously as an exhibit to the Company's Current Report on Form 8-K filed on June 8, 2017.

(Back to Index)

(Back to Index)

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

RESOURCE CAPITAL CORP.
(Registrant)

August 7, 2017	By:	/s/ Robert C. Lieber
Robert C. Lieber
Chief Executive Officer

August 7, 2017	By:	/s/ David J. Bryant
David J. Bryant
Senior Vice President
Chief Financial Officer and Treasurer

August 7, 2017	By:	/s/ Eldron C. Blackwell
Eldron C. Blackwell
Vice President
Chief Accounting Officer

(Back to Index)