Form 10-Q
period 2017-09-30
Resource Capital Corp.
filed 2017-11-09
CIK 1332551

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2017
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  ☐ Yes ☑ No
The number of outstanding shares of the registrant’s common stock on November 6, 2017 was 31,383,890 shares.

(Back to Index)

RESOURCE CAPITAL CORP. AND SUBSIDIARIES
INDEX TO QUARTERLY REPORT
ON FORM 10-Q

(Back to Index)

(Back to Index)

PART I
ITEM 1.    FINANCIAL STATEMENTS
RESOURCE CAPITAL CORP. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share data)

	September 30, 2017	December 31, 2016
	(unaudited)
ASSETS (1)
Cash and cash equivalents	$282,984	$116,026
Restricted cash	14,539	3,399
Interest receivable	6,679	6,404
CRE loans, pledged as collateral and net of allowances of $4,077 and $3,829	1,264,264	1,286,278
Investment securities available-for-sale, including securities pledged as collateral of $165,953 and $97,458	189,173	124,968
Investment securities, trading	162	4,492
Loans held for sale	38	1,007
Principal paydowns receivable	10,873	19,280
Investments in unconsolidated entities	13,916	87,919
Derivatives, at fair value	235	647
Direct financing leases, net of allowances of $735 and $465	167	527
Intangible assets	—	213
Other assets	8,436	14,673
Deferred tax asset, net	—	4,255
Assets held for sale (amount includes $78,459 and $158,178 of Legacy CRE loans held for sale in continuing operations, see Note 21)	138,193	383,455
Total assets	$1,929,659	$2,053,543
LIABILITIES (2)
Accounts payable and other liabilities	$4,660	$4,480
Management fee payable - related party	3,062	1,318
Accrued interest expense	3,710	4,979
Borrowings	1,172,094	1,191,456
Distributions payable	5,576	5,560
Accrued tax liability	300	—
Derivatives, at fair value	229	97
Liabilities held for sale (see Note 21)	9,371	142,563
Total liabilities	1,199,002	1,350,453
EQUITY
Preferred stock, par value $0.001: 10,000,000 shares authorized 8.50% Series A cumulative redeemable preferred shares, liquidation preference $25.00 per share; 1,069,016 and 1,069,016 shares issued and outstanding	1	1
Preferred stock, par value $0.001: 10,000,000 shares authorized 8.25% Series B cumulative redeemable preferred shares, liquidation preference $25.00 per share; 5,544,579 and 5,544,579 shares issued and outstanding	6	6
Preferred stock, par value $0.001: 10,000,000 shares authorized 8.625% Series C cumulative redeemable preferred shares, liquidation preference $25.00 per share; 4,800,000 and 4,800,000 shares issued and outstanding	5	5
Common stock, par value $0.001: 125,000,000 shares authorized; 31,383,890 and 31,050,020 shares issued and outstanding (including 502,539 and 400,050 unvested restricted shares)	31	31
Additional paid-in capital	1,233,200	1,218,352
Accumulated other comprehensive income	1,484	3,081
Distributions in excess of earnings	(504,070)	(517,177)
Total Resource Capital Corp. stockholders’ equity	730,657	704,299
Non-controlling interests	—	(1,209)
Total equity	730,657	703,090
TOTAL LIABILITIES AND EQUITY	$1,929,659	$2,053,543

(Back to Index)

(Back to Index)

RESOURCE CAPITAL CORP. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS - (Continued)
(in thousands, except share and per share data)

	September 30, 2017	December 31, 2016
	(unaudited)
(1) Assets of consolidated variable interest entities ("VIEs") included in total assets above:
Restricted cash	$12,859	$3,308
Interest receivable	3,126	3,153
CRE loans, pledged as collateral and net of allowances of $838 and $763	733,746	747,726
Investment securities available-for-sale, including securities pledged as collateral	—	369
Loans held for sale	38	1,007
Principal paydowns receivable	—	5,820
Other assets	9	58
Total assets of consolidated VIEs	$749,778	$761,441

(2) Liabilities of consolidated VIEs included in total liabilities above:
Accounts payable and other liabilities	$45	$133
Accrued interest expense	566	519
Borrowings	465,531	480,103
Total liabilities of consolidated VIEs	$466,142	$480,755

The accompanying notes are an integral part of these statements

(Back to Index)

(Back to Index)

RESOURCE CAPITAL CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except share and per share data)
(unaudited)

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2017	2016	2017	2016
REVENUES
Interest income:
CRE loans	$21,953	$21,763	$65,327	$64,565
Securities	1,661	4,602	5,298	13,691
Other	369	742	2,464	4,275
Total interest income	23,983	27,107	73,089	82,531
Interest expense	13,853	13,653	42,454	40,401
Net interest income	10,130	13,454	30,635	42,130
Dividend income	21	(188)	60	(153)
Fee income	109	1,035	1,962	2,369
Total revenues	10,260	14,301	32,657	44,346
OPERATING EXPENSES
Management fees - related party	4,924	3,053	10,242	10,189
Equity compensation - related party	895	1,702	2,417	3,543
General and administrative	4,336	3,507	11,780	10,960
Depreciation and amortization	26	364	126	1,234
Impairment losses	—	25,297	177	25,297
(Recovery of) provision for loan and lease losses, net	(612)	7,562	518	7,639
Total operating expenses	9,569	41,485	25,260	58,862

	691	(27,184)	7,397	(14,516)
OTHER INCOME (EXPENSE)
Equity in earnings of unconsolidated entities	41,047	1,032	41,290	5,950
Net realized and unrealized (loss) gain on investment securities available-for-sale and loans and derivatives	(1,465)	(475)	15,619	2,012
Net realized and unrealized (loss) gain on investment securities, trading	(9)	(242)	(970)	86
Fair value adjustments on financial assets held for sale	—	—	58	—
Loss on extinguishment of debt	(10,365)	—	(10,365)	—
Other (expense) income	(690)	1,508	(604)	1,486
Total other income	28,518	1,823	45,028	9,534

INCOME (LOSS) FROM CONTINUING OPERATIONS BEFORE TAXES	29,209	(25,361)	52,425	(4,982)
Income tax expense	(4,464)	(8,939)	(5,938)	(9,558)
NET INCOME FROM CONTINUING OPERATIONS	24,745	(34,300)	46,487	(14,540)
NET LOSS FROM DISCONTINUED OPERATIONS, NET OF TAX	(6,087)	(11,321)	(10,832)	(12,532)
NET INCOME	18,658	(45,621)	35,655	(27,072)

The accompanying notes are an integral part of these statements

(Back to Index)

(Back to Index)

RESOURCE CAPITAL CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS - (Continued)
(in thousands, except share and per share data)
(unaudited)

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2017	2016	2017	2016
Net income allocated to preferred shares	(6,014)	(6,015)	(18,043)	(18,077)
Carrying value in excess of consideration paid for preferred shares	—	—	—	1,500
Net loss allocable to non-controlling interests, net of taxes	—	63	196	213
NET INCOME (LOSS) ALLOCABLE TO COMMON SHARES	$12,644	$(51,573)	$17,808	$(43,436)
NET INCOME (LOSS) PER COMMON SHARE - BASIC
CONTINUING OPERATIONS	$0.61	$(1.32)	$0.93	$(1.01)
DISCONTINUED OPERATIONS	$(0.20)	$(0.37)	$(0.35)	$(0.41)
TOTAL NET INCOME (LOSS) PER COMMON SHARE - BASIC	$0.41	$(1.69)	$0.58	$(1.42)
NET INCOME (LOSS) PER COMMON SHARE - DILUTED
CONTINUING OPERATIONS	$0.61	$(1.32)	$0.92	$(1.01)
DISCONTINUED OPERATIONS	$(0.20)	$(0.37)	$(0.35)	$(0.41)
TOTAL NET INCOME (LOSS) PER COMMON SHARE - DILUTED	$0.41	$(1.69)	$0.57	$(1.42)
WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING - BASIC	30,857,232	30,528,368	30,810,259	30,513,131
WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING - DILUTED	31,115,152	30,528,368	31,017,108	30,513,131

The accompanying notes are an integral part of these statements

(Back to Index)

(Back to Index)

RESOURCE CAPITAL CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(in thousands)
(unaudited)

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2017	2016	2017	2016
Net income	$18,658	$(45,621)	$35,655	$(27,072)
Other comprehensive income (loss):
Reclassification adjustment for realized losses (gains) on available-for-sale securities included in net income	2,521	—	1,342	(596)
Unrealized (losses) gains on investment securities, available-for-sale, net	(1,673)	6,182	(3,167)	8,382
Reclassification adjustments associated with unrealized losses (gains) from interest rate hedges included in net income	—	26	17	(29)
Unrealized gains on derivatives, net	136	1	211	118
Total other comprehensive income (loss)	984	6,209	(1,597)	7,875
Comprehensive income (loss) before allocation to non-controlling interests and preferred shares	19,642	(39,412)	34,058	(19,197)
Net loss allocable to non-controlling interests, net of taxes	—	63	196	213
Net income allocated to preferred shares	(6,014)	(6,015)	(18,043)	(18,077)
Carrying value in excess of consideration paid for preferred shares	—	—	—	1,500
Comprehensive income (loss) allocable to common shares	$13,628	$(45,364)	$16,211	$(35,561)

The accompanying notes are an integral part of these statements

(Back to Index)

(Back to Index)
RESOURCE CAPITAL CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CHANGES IN EQUITY
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2017
(in thousands, except share and per share data)
(unaudited)

	Common Stock		Preferred Shares - Series A	Preferred Shares - Series B	Preferred Shares - Series C	Additional Paid-In Capital	Accumulated Other Comprehensive (Loss) Income	Retained Earnings	Distributions in Excess of Earnings	Total Stockholders' Equity	Non-Controlling Interests	Total Equity
	Shares	Amount
Balance, January 1, 2017	31,050,020	$31	$1	$6	$5	$1,218,352	$3,081	$—	$(517,177)	$704,299	$(1,209)	$703,090
Offering costs	—	—	—	—	—	(385)	—	—	—	(385)	—	(385)
Equity component of 4.5% convertible senior notes	—	—	—	—	—	14,231	—	—	—	14,231	—	14,231
Stock based compensation	371,300	—	—	—	—	—	—	—	—	—	—	—
Amortization of stock based compensation	—	—	—	—	—	2,704	—	—	—	2,704	—	2,704
Retirement of common shares	(10,817)	—	—	—	—	(98)	—	—	—	(98)	—	(98)
Forfeiture of unvested stock	(26,613)	—	—	—	—	—	—	—	—	—	—	—
Net income (loss)	—	—	—	—	—	—	—	35,851	—	35,851	(196)	35,655
Preferred dividends	—	—	—	—	—	—	—	(18,043)	—	(18,043)	—	(18,043)
Securities available-for-sale, fair value adjustment, net	—	—	—	—	—	—	(1,825)	—	—	(1,825)	—	(1,825)
Designated derivatives, fair value adjustment	—	—	—	—	—	—	228	—	—	228	—	228
Distributions on common stock	—	—	—	—	—	—	—	(17,808)	13,107	(4,701)	—	(4,701)
Repurchase of conversion option	—	—	—	—	—	(194)	—	—	—	(194)	—	(194)
Purchase of non-controlling interest	—	—	—	—	—	(1,410)	—	—	—	(1,410)	1,405	(5)
Balance, September 30, 2017	31,383,890	$31	$1	$6	$5	$1,233,200	$1,484	$—	$(504,070)	$730,657	$—	$730,657

The accompanying notes are an integral part of these statements

(Back to Index)

(Back to Index)

RESOURCE CAPITAL CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	For the Nine Months Ended
	September 30,
	2017	2016
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss) from continuing operations	$46,487	$(14,540)
Net loss from discontinued operations, net of tax	(10,832)	(12,532)
Net income (loss)	35,655	(27,072)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Provision for loan and lease losses	518	7,639
Depreciation, amortization and accretion	1,763	(7,270)
Amortization of stock-based compensation	2,417	3,543
Provision for deferred taxes	—	16,335
Sale of and principal payments on syndicated corporate loans held for sale	1,433	—
Sale of and principal payments on investment securities, trading, net	4,493	229
Net realized and unrealized loss (gain) on investment securities, trading	970	(86)
Net realized and unrealized gain on investment securities available-for-sale and loans and derivatives	(15,619)	(2,012)
Fair value adjustments on financial assets held for sale	(58)	—
Loss on extinguishment of debt	10,365	—
Gain on sale of real estate	—	(28)
Settlement of derivative instruments	—	(72)
Impairment losses	177	25,297
Equity in net earnings of unconsolidated entities	(41,290)	(5,950)
Return on investments in unconsolidated entities	49,713	—
Changes in operating assets and liabilities	2,613	(3,068)
Net cash provided by continuing operating activities	53,150	7,485
Net cash provided by (used in) discontinued operating activities	150,262	(78,790)
Net cash provided by (used in) operating activities	203,412	(71,305)

CASH FLOWS FROM INVESTING ACTIVITIES:
(Increase) decrease in restricted cash	(9,836)	16,816
Deconsolidation of VIEs (1)	—	(472)
Origination and purchase of loans	(348,764)	(178,779)
Principal payments received on loans and leases	474,729	243,238
Proceeds from sale of loans	—	511
Purchase of securities available-for-sale	(121,887)	(6,656)
Principal payments on securities available-for-sale	33,779	36,855
Proceeds from sale of securities available-for-sale	33,347	—
Acquisition of legacy collateralized debt obligation assets	—	(7,511)
Acquisition of the remaining interest in Life Care Funding, LLC	(5)	—
Proceeds from sale of Northport TRS, LLC	—	2,361
Return of capital from investments in unconsolidated entities	48,792	(490)
Proceeds from the sale of an investment in unconsolidated entity	16,159	—
Settlement of derivative instruments	(1,416)	(147)
Purchase of furniture and fixtures	—	(28)

The accompanying notes are an integral part of these statements

(Back to Index)

(Back to Index)

RESOURCE CAPITAL CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS − (Continued)
(in thousands)
(unaudited)

	For the Nine Months Ended
	September 30,
	2017	2016
CASH FLOWS FROM INVESTING ACTIVITIES, continued:
Net cash provided by continuing investing activities	124,898	105,698
Net cash provided by discontinued investing activities	18,720	150,385
Net cash provided by investing activities	143,618	256,083

CASH FLOWS FROM FINANCING ACTIVITIES:
Net proceeds from issuances of common stock and dividend reinvestment and stock purchase plan (net of offering costs of $385 and $0)	—	108
Repurchase of common stock	—	(9,236)
Retirement of common stock	(98)	(162)
Repurchase of preferred shares	—	(3,114)
Net (payments on) proceeds from repurchase agreements	(13,824)	107,473
Proceeds from borrowings:
Securitizations	251,449	—
Convertible senior notes	121,589	—
Payments on borrowings:
Securitizations	(266,378)	(226,570)
Convertible senior notes	(108,690)	—
Payment of debt issuance costs	(8,253)	(1,980)
Distributions paid on preferred stock	(18,043)	(18,144)
Distributions paid on common stock	(4,685)	(39,398)
Net cash used in continuing financing activities	(46,933)	(191,023)
Net cash (used in) provided by discontinued financing activities	(133,139)	42,041
Net cash used in financing activities	(180,072)	(148,982)
NET INCREASE IN CASH AND CASH EQUIVALENTS	166,958	35,796
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	116,026	78,756
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$282,984	$114,552
SUPPLEMENTAL DISCLOSURE:
Interest expense paid in cash	$38,062	$37,497
Income taxes paid in cash	$517	$4,032

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

(Back to Index)

(Back to Index)

RESOURCE CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2017
(unaudited)

NOTE 1 - ORGANIZATION
Resource Capital Corp., a Maryland corporation, and its subsidiaries (collectively, the "Company") is a real estate investment trust ("REIT") that is primarily focused on originating, holding and managing commercial mortgage loans and commercial real estate ("CRE") related debt investments. The Company is externally managed by Resource Capital Manager, Inc. (the "Manager"), an indirect wholly-owned subsidiary of C-III Capital Partners LLC ("C-III"), a leading CRE investment management and services company engaged in a broad range of activities. C-III is the beneficial owner of approximately 2.3% of the Company’s outstanding common shares at September 30, 2017.
The Company has qualified, and expects to qualify in the current fiscal year, as a REIT.

In November 2016, the Company received approval from its board of directors to execute a strategic plan (the "Plan") to focus its strategy on CRE debt investments. The Plan contemplates disposing of certain Legacy CRE loans (loans underwritten prior to 2010), exiting underperforming non-core asset classes (residential real estate-related assets and commercial finance assets) and establishing a dividend policy based on sustainable earnings. As a result, the Company evaluated its residential mortgage and middle market lending segments' assets and liabilities and determined both met all of the criteria to be classified as held for sale in the fourth quarter of 2016. As a result of the reclassification, these segments are reported as discontinued operations and have been excluded from continuing operations.
On July 1, 2016, the Company underwent an internal tax restructuring in order to reduce the costs and increase efficiencies by consolidating operations into one centralized entity or group of entities. As a result of this tax restructuring, several of the Company’s directly owned subsidiaries converted from corporations to single member limited liability companies ("LLCs"). In addition, several directly owned subsidiaries of the Company merged into a wholly-owned taxable real estate investment trust subsidiary ("TRS") and were dissolved upon the restructuring.
The following subsidiaries are consolidated in the Company’s financial statements:

•
RCC Real Estate, Inc. ("RCC Real Estate"), a wholly-owned subsidiary, holds CRE loans, CRE related securities and historically has held direct investments in real estate.  RCC Real Estate owns 100% of the equity of the following variable interest entities ("VIEs"):

◦
RREF CDO 2006-1 and RREF CDO 2007-1 were established to complete a collateralized debt obligation ("CDO") issuance secured by a portfolio of CRE loans and commercial mortgage-backed securities ("CMBS"). These entities were deconsolidated at January 1, 2016, and the retained investment was accounted for as an investment security, available-for-sale in the Company's consolidated financial statements. In April 2016 and November 2016, RREF CDO 2006-1 and RREF CDO 2007-1 were liquidated in exchange for the Company's interests. The remaining assets of the CDOs were distributed to the Company, comprised of investment securities available-for-sale and CRE loans held for investment that were recorded at fair value.

◦
Resource Capital Corp. CRE Notes 2013, Ltd. ("RCC CRE Notes 2013") and Resource Capital Corp. 2014-CRE2, Ltd. ("RCC 2014-CRE2") were established to complete CRE securitization issuances secured by a portfolio of CRE loans. In December 2016 and August 2017, RCC CRE Notes 2013 and RCC 2014-CRE2, respectively, were liquidated and, as a result, the remaining assets were returned to the Company in exchange for the Company's preference shares and equity notes in the securitizations.

◦
Resource Capital Corp. 2015-CRE3, Ltd. ("RCC 2015-CRE3"), Resource Capital Corp. 2015-CRE4, Ltd. ("RCC 2015-CRE4") and Resource Capital Corp. 2017-CRE5, Ltd. ("RCC 2017-CRE5") were each established to complete CRE securitization issuances secured by a separate portfolio of loans.

•
RCC Commercial, Inc. ("RCC Commercial"), a wholly-owned subsidiary, holds a 29.6% investment in NEW NP, LLC ("NEW NP, LLC"), which holds syndicated corporate loan investments and one directly originated middle market loan.

(Back to Index)

(Back to Index)

RESOURCE CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
SEPTEMBER 30, 2017
(unaudited)

•
RCC Commercial II, Inc. ("Commercial II"), a wholly-owned subsidiary, invests in structured notes and subordinated notes of foreign, syndicated corporate loan collateralized loan obligation ("CLO") vehicles.  Commercial II owns 100% of the equity of Apidos Cinco CDO, a TRS, that was established to complete a CDO issuance secured by a portfolio of syndicated corporate loans, ABS and corporate bonds. This entity was deconsolidated at January 1, 2016, and the retained investment was accounted for as an investment security, available-for-sale. In November 2016, the Company liquidated and sold substantially all of Apidos Cinco CDO assets. The remaining assets were consolidated by the Company upon liquidation and are marked at fair value.

•
RCC Commercial III, Inc. ("Commercial III"), a wholly-owned subsidiary, holds investments in syndicated corporate loan investments.  Commercial III owns 90% of the equity of a VIE, Apidos CDO I, LTD. ("Apidos CDO I"). Apidos CDO I, a TRS, was established to complete a CDO issuance secured by a portfolio of syndicated corporate loans and ABS. In October 2014, the Company liquidated Apidos CDO I and, as a result, substantially all of the assets were sold.

•	RSO EquityCo, LLC, a wholly-owned subsidiary, owned 10% of the equity of Apidos CDO I and 10% of the equity of Apidos CLO VIII, Ltd. ("Apidos CLO VIII"), a TRS.

•
RCC Residential Portfolio, Inc. ("RCC Resi Portfolio"), a wholly-owned subsidiary, historically invested in residential mortgage-backed securities ("RMBS"). This entity's investment securities were liquidated as of September 30, 2017.

•
RCC Residential Portfolio TRS, Inc. ("RCC Resi TRS"), a wholly-owned TRS, was formed to hold strategic residential mortgage positions which could not be held by RCC Resi Portfolio. RCC Resi TRS also owns 100% of the equity, unless otherwise stated, in the following:

◦
Primary Capital Mortgage, LLC ("PCM"), (formerly known as Primary Capital Advisors, LLC), originates and services residential mortgage loans. In November 2016, PCM's operations were reclassified to discontinued operations. In June 2017, PCM disposed of certain assets and liabilities related to originating, acquiring, processing, underwriting, funding and closing of residential mortgage loans pursuant to an asset purchase agreement. See Note 21 for further discussion.

◦
RCM Global Manager LLC ("RCM Global Manager") owns 9.5% of RCM Global LLC ("RCM Global"). RCM Global holds a portfolio of investment securities, available-for-sale. RCM Global was deconsolidated at January 1, 2016, and the retained investment is now accounted for as an equity method investment.

◦
RCC Residential Depositor, LLC ("RCC Resi Depositor") owns 100% of RCC Residential Acquisition, LLC ("RCC Resi Acquisition"). RCC Resi Acquisitions purchased residential mortgage loans from PCM and transfered the assets to RCC Residential Opportunities Trust ("RCC Opp Trust"). RCC Opp Trust, a wholly-owned statutory trust held a portfolio of residential mortgage loans, available-for-sale.

◦	Long Term Care Conversion Funding, LLC ("LTCC Funding") provides a financing facility to fund the acquisition of life settlement contracts.

◦
Life Care Funding, LLC ("LCF") was established for the purpose of acquiring life settlement contracts. In July 2017, the Company purchased the balance of the outstanding membership interests of LCF, therefore, becoming a single member LLC.

◦
RCC TRS, LLC ("RCC TRS") holds an equity investment in a leasing company and investment securities, trading (through both direct and indirect investments in such securities). RCC TRS also owns equity in the following:

▪	Resource TRS, LLC, a wholly owned subsidiary, which in turn holds a 25.8% investment in NEW NP, LLC.

▪
RCC TRS owns 44.6% of the equity in NEW NP, LLC at September 30, 2017. In addition, RCC Commercial owns 29.6% of the equity in NEW NP, LLC. NEW NP, LLC holds syndicated corporate loan investments and the self-originated middle market loans. NEW NP, LLC owned 100% of Northport TRS, LLC which held middle market loans. NEW NP, LLC sold its interest in Northport TRS, LLC on August 4, 2016. In November 2016, NEW NP, LLC's operations were reclassified to discontinued operations. See Note 21 for further discussion.

▪
RCC TRS owns 80.2% of the equity in Pelium Capital, L.P. ("Pelium Capital") at September 30, 2017. Pelium Capital, L.P. held investment securities, trading and was deconsolidated at January 1, 2016. The retained investment is now accounted for as an equity method investment.

(Back to Index)

(Back to Index)

RESOURCE CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
SEPTEMBER 30, 2017
(unaudited)

◦
Resource Capital Asset Management, LLC ("RCAM") was entitled to collect senior, subordinated, and incentive fees related to CLO issuers to which it provided management services through CVC Credit Partners, L.P. ("CVC Credit Partners"), formerly Apidos Capital Management ("ACM"), a subsidiary of CVC Capital Partners SICAV-FIS, S.A. ("CVC").  C-III sold its 24.0% interest in CVC Credit Partners in August 2017.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Principles of Consolidation
The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America ("GAAP") and the accounting policies set forth in Note 2 included in the Company's annual report on Form 10-K for the year ended December 31, 2016. The consolidated financial statements include the accounts of the Company, majority owned or controlled subsidiaries and VIEs for which the Company is considered the primary beneficiary. All intercompany transactions and balances have been eliminated in consolidation.
Basis of Presentation
All adjustments necessary to present fairly the Company’s financial position, results of operations and cash flows have been made.
Cash and Cash Equivalents
Cash and cash equivalents include cash on hand and all highly liquid investments with original maturities of three months or less at the time of purchase. At September 30, 2017 and December 31, 2016, approximately $278.4 million and $111.6 million, respectively, of the reported cash balances exceeded the Federal Deposit Insurance Corporation deposit insurance limit of $250,000 per institution. However, all of the Company's cash deposits are held at multiple, established financial institutions to minimize credit risk exposure.
Allowance for Loan Losses
During the three months ended September 30, 2017, the Company refined its process for the computation of its general reserve for loan losses to more fully align with the results of its risk ratings process. This change in estimate did not yield an estimate for the Company's general reserve that was materially different than estimates as determined under the Company's previous method for estimating the general reserve.
Loans that are held for investment are carried at cost, net of unamortized acquisition premiums or discounts, loan fees, and origination costs as applicable, unless the loans are deemed impaired. The Company evaluates each loan classified as held-for-investment for impairment at least quarterly. In connection with this evaluation, the Company assesses the performance of each loan and assigns a risk rating based on the collective evaluation of several factors, including but not limited to: collateral performance relative to underwritten plan, time since origination, current implied and/or reunderwritten loan-to-collateral value ratios ("LTV"), risk inherent in the loan structure, and the loan's exit plan. Loans are rated "1" through "5," from less risk to greater risk, in connection with this review. Loan with a risk rating of 5 are individually measured for impairment on a quarterly basis.
The general reserve, established for loans not determined to be impaired individually, is based on the Company's loan risk ratings. The Company records a general reserve equal to 1.5% of the aggregate carrying amount of loans with a risk rating of "3," plus 5.0% of the aggregate carrying amount of loans with a risk rating of "4."
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

(Back to Index)

(Back to Index)

RESOURCE CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
SEPTEMBER 30, 2017
(unaudited)

Income Taxes
The Company established a full valuation allowance against its net deferred tax asset of approximately $17.0 million (tax effected $4.5 million) at September 30, 2017 as the Company believed it was more likely than not that some or all of the deferred tax assets would not be realized. This assessment was based on the Company’s cumulative historical losses and uncertainties as to the amount of taxable income that would be generated in future years.
Recent Accounting Standards
Accounting Standards Adopted in 2017
In October 2016, the Financial Accounting Standard Board, or "FASB" issued guidance to amend how a reporting entity that is the single decision maker of a VIE should treat indirect interests in the entity held through related parties that are under common control with the reporting entity when determining whether it is the primary beneficiary of that VIE. The guidance requires that if, under the first characteristic of a primary beneficiary, the reporting entity determines that it is the single decision maker of a VIE, then the reporting entity is required to include all of its direct variable interests in a VIE and, on a proportionate basis, its indirect variable interests in a VIE held through related parties, including related parties that are under common control with the reporting entity, in determining whether it satisfies the second characteristic of a primary beneficiary, the obligation to absorb losses of the VIE that could potentially be significant to the VIE or the right to receive benefits from the VIE that could potentially be significant to the VIE. If the reporting entity does not satisfy the second characteristic of a primary beneficiary after performing the assessment, the reporting entity is required to evaluate whether it and one or more of its related parties under common control, as a group, have the characteristics of a primary beneficiary. If the characteristics of a primary beneficiary are met as a group, then the party within the related party group that is most closely associated with the VIE is the primary beneficiary. The guidance became effective for annual reporting periods beginning after December 15, 2016, and interim periods within that reporting period. Adoption did not have a material impact on the Company's consolidated financial statements.
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
Accounting Standards to be Adopted in Future Periods
In July 2017, the FASB issued guidance to improve the financial reporting of hedging relationships to better portray the economic results of an entity's risk management activities. Additionally, the guidance simplifies the application of the hedge accounting guidance via certain targeted improvements. The guidance is effective for annual reporting periods beginning after December 15, 2018, and interim periods within that reporting period. Early adoption is permitted. The Company is in the process of evaluating the impact of this guidance.
In May 2017, the FASB issued guidance to clarify which changes to the terms or conditions of a share-based payment award require an entity to apply modification accounting. Modification accounting should be applied unless all of the following three criteria are met: (i) the fair value of the modified award is the same as the fair value of the original award immediately before the original award is modified; (ii) the vesting conditions of the modified award are the same as the vesting conditions of the original award immediately before the original award is modified; (iii) the classification of the modified award as an equity instrument or a liability instrument is the same as the classification of the original award immediately before the original award is modified. The guidance is effective for annual reporting periods beginning after December 15, 2017, and interim periods within that reporting period. Early adoption is permitted. The Company is in the process of evaluating the impact of this guidance.

(Back to Index)

(Back to Index)

RESOURCE CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
SEPTEMBER 30, 2017
(unaudited)

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
In January 2017, the FASB issued guidance to assist entities with evaluating whether transactions should be accounted for as acquisitions, or disposals, of assets or businesses. The guidance provides a screen to determine when an integrated set of assets and activities (a "set") is not a business. The screen requires that when substantially all of the fair value of the gross assets acquired, or disposed of, is concentrated in a single identifiable asset or a group of similar identifiable assets, the set is not a business. If the screen is not met, the guidance requires that: (i) to be considered a business, a set must include, at a minimum, an input and a substantive process that together significantly contribute to the ability to create an output and (ii) remove the evaluation of whether a market participant could replace missing elements. The guidance also narrows the definition of an output to: the result of inputs and processes applied to those inputs that provide goods or services to customers, investment income (such as dividends or interest), or other revenues. The guidance is effective for annual reporting periods beginning after December 15, 2017, and interim periods within that reporting period. Early adoption is permitted only for certain transactions. The Company is in the process of evaluating the impact of this guidance.
In November 2016, the FASB issued guidance to reduce the diversity in practice of the classification and presentation of changes in restricted cash on the statement of cash flows. The guidance requires that a statement of cash flows explain the change during the period in the total of cash, cash equivalents and amounts generally described as restricted cash or restricted cash equivalents. The guidance is effective for annual reporting periods beginning after December 15, 2017, and interim periods within that reporting period. Early adoption is permitted. The Company is in the process of evaluating the impact of this guidance.
In August 2016, the FASB issued guidance to reduce the diversity in practice around the presentation and classification of certain cash receipts and cash payments in the statement of cash flows. The guidance addresses the following eight specific cash flow issues: (i) debt prepayments or extinguishment costs; (ii) contingent consideration payments made after a business combination; (iii) proceeds from the settlement of insurance claims; (iv) proceeds from the settlement of corporate-owned life insurance policies (including bank-owned life insurance policies); (v) settlement of zero-coupon debt instruments or other debt instruments with insignificant coupon rates; (vi) distributions received from equity method investees; (vii) beneficial interests in securitization transactions and (viii) separately identifiable cash flows and application of the predominance principle. The guidance is effective for annual reporting periods beginning after December 15, 2017, and interim periods within that reporting period. Early adoption is permitted. The Company is in the process of evaluating the impact of this guidance.
In June 2016, the FASB issued guidance which will change how credit losses for most financial assets and certain other instruments that are measured at fair value through net income are determined. The new guidance will replace the current incurred loss approach with an expected loss model for instruments measured at amortized cost. For available-for-sale debt securities, the guidance requires recording allowances rather than reducing the carrying amount, as it is currently under the other-than-temporary impairment model. It also simplifies the accounting model for credit-impaired debt securities and loans. This guidance is effective for annual reporting periods beginning after December 15, 2019, and interim periods within that reporting period. Early adoption is permitted for annual periods beginning after December 15, 2018, and interim periods within that reporting period, with any adjustments reflected as of the beginning of the fiscal year of adoption. The Company is in the process of evaluating the impact of this guidance.

(Back to Index)

(Back to Index)

RESOURCE CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
SEPTEMBER 30, 2017
(unaudited)

In February 2016, the FASB issued guidance requiring lessees to recognize a lease liability and a right-of-use asset for all leases. Lessor accounting will remain largely unchanged. The guidance will also require new qualitative and quantitative disclosures to help financial statement users better understand the timing, amount and uncertainty of cash flows arising from leases. This guidance will be effective for reporting periods beginning on or after December 15, 2018, with early adoption permitted. The Company is in the process of evaluating the impact of this guidance.
In January 2016, the FASB issued guidance to address certain aspects of the recognition, measurement, presentation and disclosure of financial instruments in order to provide users of financial statements with more decision-useful information. The guidance requires equity investments to be measured at fair value with changes in fair value recognized in net income; simplifies the impairment assessment of equity investments without readily determinable fair values by requiring a qualitative assessment to identify impairment; eliminates the requirement for public business entities to disclose the method(s) and significant assumptions used to estimate the fair value that is required to be disclosed for financial instruments measured at amortized cost on the balance sheet; requires public business entities to use the exit price notion when measuring the fair value of financial instruments for disclosure purposes; requires an entity to present separately in other comprehensive income the portion of the total change in the fair value of a liability resulting from a change in the instrument-specific credit risk when the entity has elected to measure the liability at fair value in accordance with the fair value option for financial instruments; requires separate presentation of financial assets and financial liabilities by measurement category and form of financial assets on the balance sheet or the accompanying notes to the financial statements, and clarifies that an entity should evaluate the need for a valuation allowance on a deferred tax asset related to available-for-sale securities in combination with the entity’s other deferred tax assets.  It is effective for annual reporting periods, and the interim periods within those periods, beginning after December 15, 2017 and early adoption is permitted for certain provisions. The Company is in the process of evaluating the impact of this guidance.
In May 2014, the FASB issued guidance that establishes key principles by which an entity determines the amount and timing of revenue recognized from customer contracts. At issuance, the guidance was effective for the first interim or annual period beginning after December 15, 2016. In August 2015, the FASB issued additional guidance that delayed the previous effective date by one year, resulting in the original guidance becoming effective for the first interim or annual period beginning after December 15, 2017. Early application, which was not permissible under the initial effectiveness timeline, is now permissible though no earlier than as of the first interim or annual period beginning after December 15, 2016. In 2016, the FASB issued multiple amendments to the accounting standard to provide further clarification. The Company has not completed its assessment under the new guidance, however, we do not expect that their adoption will have a material impact on our consolidated financial statements, as financial instruments are explicitly scoped out of the standards and nearly all of our income is generated from financial instruments.
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
Consolidated VIEs (the Company is the primary beneficiary)
Based on management’s analysis, the Company is the primary beneficiary of Apidos CDO I, Apidos CDO III, Apidos Cinco CDO, Whitney CLO I, RCC 2015-CRE3, RCC 2015-CRE4 and RCC 2017-CRE5 at September 30, 2017; and at December 31, 2016, the Company was the primary beneficiary of the Apidos CDO I, Apidos CDO III, Apidos Cinco CDO, Whitney CLO I, RCC 2014-CRE2, RCC 2015-CRE3 and RCC 2015-CRE4 (for each period, collectively the "Consolidated VIEs").

(Back to Index)

(Back to Index)

RESOURCE CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
SEPTEMBER 30, 2017
(unaudited)

The Consolidated VIEs were formed on behalf of the Company to invest in real estate-related securities, CMBS, syndicated corporate loans, corporate bonds and asset-backed securities and were financed by the issuance of debt securities. The Manager manages the CRE related entities, and CVC Credit Partners manages the commercial finance-related entities on behalf of the Company, respectively. By financing these assets with long-term borrowings through the issuance of debt securities, the Company seeks to generate attractive risk-adjusted equity returns and to match the term of its assets and liabilities. The primary beneficiary determination for each of these VIEs was made at each VIE's inception and is continually assessed. All of the Company's VIEs were reevaluated under the revised consolidation model effective for the Company on January 1, 2016. In August 2017, RCC 2014-CRE2 was liquidated and, as a result, the remaining assets were returned to the Company in exchange for the Company's preference shares and equity notes in the securitization.
On November 14, 2016, the Company substantially liquidated Apidos Cinco CDO, a syndicated corporate loan CLO determined to be a VIE that is managed by CVC Credit Partners. As a result of the liquidation, all senior and mezzanine notes of the securitization were repaid, leaving only the Company's equity interest in the securitization outstanding as of December 31, 2016. Because substantially all of the VIE's activities are being conducted on behalf of a single variable interest holder that is a related party of the decision maker, it was determined that the Company is the primary beneficiary of the transaction and, as such, should consolidate Apidos Cinco CDO. The Company consolidated the remaining restricted cash, one structured security and three syndicated corporate loans for an aggregate combined fair value of $2.3 million. The Company received cash distributions of $22.4 million as a result of the liquidation through September 30, 2017. The Company elected the fair value option for the structured security and syndicated corporate loans upon acquisition. The Company believes fair value is the most useful indication of value for these assets given the short hold period
Whitney CLO I was a securitization in which the Company acquired rights to manage the collateral assets held by the entity in February 2011. For a discussion on the primary beneficiary analysis for Whitney, see "— Unconsolidated VIEs – Resource Capital Asset Management," below.
For a discussion of the Company’s consolidated securitizations, see Note 1, and for a discussion of the debt issued through the securitizations, see Note 10.
For consolidated CLOs in which the Company does not own 100% of the subordinated notes, the Company imputes an interest rate using expected cash flows over the life of the CLO and records the third party's share of the cash flows as interest expense on the consolidated statements of operations.
The Company has exposure to losses on its securitizations to the extent of its subordinated debt and preferred equity investments in them. The Company is entitled to receive payments of principal and interest on the debt securities it holds and, to the extent revenues exceed debt service requirements and other expenses of the securitizations, distributions with respect to its preferred equity interests. As a result of consolidation, debt and equity interests the Company holds in these securitizations have been eliminated, and the Company’s consolidated balance sheets reflects both the assets held and debt issued by the securitizations to third parties and any accrued expense to third parties. The Company's operating results and cash flows include the gross amounts related to the securitizations' assets and liabilities as opposed to the Company's net economic interests in the securitizations. Assets and liabilities related to the securitizations are disclosed, in the aggregate, on the Company's consolidated balance sheets.
The creditors of the Company’s seven consolidated VIEs have no recourse to the general credit of the Company nor to each other. During the three and nine months ended September 30, 2017, the Company provided no financial support to any of its VIEs nor does it have any requirement to do so, although it may choose to do so in the future to maximize future cash flows on such investments by the Company. There are no explicit arrangements that obligate the Company to provide financial support to any of its consolidated VIEs.

(Back to Index)

(Back to Index)

RESOURCE CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
SEPTEMBER 30, 2017
(unaudited)

The following table shows the classification and carrying value of assets and liabilities of the Company's consolidated VIEs at September 30, 2017 (in thousands):

	CRE Securitizations	Other	Total
ASSETS
Restricted cash	$12,302	$557	$12,859
Loans, pledged as collateral	733,746	—	733,746
Loans held for sale	—	38	38
Interest receivable	3,126	—	3,126
Other assets	9	—	9
Total assets (1)	$749,183	$595	$749,778

LIABILITIES
Borrowings	$465,531	$—	$465,531
Accrued interest expense	566	—	566
Accounts payable and other liabilities	45	—	45
Total liabilities	$466,142	$—	$466,142

(1)	Assets of each of the consolidated VIEs may only be used to settle the obligations of each respective VIE.
Unconsolidated VIEs (the Company is not the primary beneficiary, but has a variable interest)
Based on management’s analysis, the Company is not the primary beneficiary of the VIEs discussed below since it does not have both (i) the power to direct the activities that most significantly impact the VIE’s economic performance and (ii) the obligation to absorb the losses of the VIE or the right to receive the benefits from the VIE, which could be significant to the VIE. Accordingly, the following VIEs are not consolidated in the Company’s financial statements at September 30, 2017. The Company’s maximum exposure to risk for each of these unconsolidated VIEs is set forth in the "Maximum Exposure to Loss" column in the table below.

RREF CDO 2006-1 and RREF CDO 2007-1
RREF CDO 2006-1 and RREF CDO 2007-1 were formed on behalf of the Company to invest in real estate-related securities and CMBS and were financed by the issuance of debt securities. The Manager manages the CRE related entities on behalf of the Company. The primary beneficiary determination for each of these VIEs was made at each VIE’s inception and is continually assessed. On January 1, 2016, the Company adopted the amendments to the consolidation guidance. As a result of its evaluation, the Company determined that it was no longer the primary beneficiary of these VIEs as its investments in these vehicles do not provide the Company with a controlling financial interest and were deconsolidated. At deconsolidation, the Company recorded its investments in these VIEs at fair value and accounted for these investments as investment securities available-for-sale in its consolidated financial statements. In April 2016, the Company liquidated its investment in RREF CDO 2006-1 and, as a result, exchanged its interest in RREF CDO 2006-1 for the CDO's remaining assets with a fair value of $65.7 million after paying off the CDO's third-party debt of $7.5 million and recognized a gain of approximately $846,000 as a result of this transaction, which was recorded in net realized and unrealized gain (loss) on investment securities available-for-sale and loans and derivatives on the consolidated statements of operations. In November 2016, the Company liquidated its investment in RREF CDO 2007-1 and, as a result, exchanged its interest in RREF CDO 2007-1 for the CDO's remaining assets with a fair value of $130.9 million after paying off the CDO's third-party debt of $33.7 million and recognized a gain of approximately $2.1 million as a result of this transaction, which was recorded in net realized and unrealized gain (loss) on investment securities available-for-sale and loans and derivatives on the consolidated statements of operations.

(Back to Index)

(Back to Index)

RESOURCE CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
SEPTEMBER 30, 2017
(unaudited)

RCM Global, LLC

In July 2014, the Company, together with Resource America, Inc. ("Resource America") and certain Resource America employees, acquired through RCM Global a portfolio of available-for-sale securities for $23.5 million. The portfolio is managed by Resource America. The Company contributed $15.0 million for a 63.8% membership interest. Revenues and expenses of RCM Global are allocated to each member in accordance with their membership interest. In March and June 2015, the Company requested and received an in-kind distribution in certain securities held by RCM Global resulting in a reduction of its ownership interest. RCM Global was determined to be a VIE based on the majority equity interest holders' inability to direct the activities that are most significant to the entity. On January 1, 2016, the Company adopted the amendments to the consolidation guidance. Upon adoption, the Company reevaluated its variable interest in RCM Global and determined it would no longer be the primary beneficiary of RCM Global, as its investment in the limited liability company did not provide the Company with a controlling financial interest. As a result of its evaluation, the Company deconsolidated its investment in RCM Global. As of January 1, 2016, the Company accounted for its investment in RCM Global as an equity method investment in investments in unconsolidated entities in its consolidated financial statements. At September 30, 2017, the Company held a 9.5% interest in RCM Global with a fair value of $32,000, and the remainder was owned by subsidiaries of Resource America and certain of its employees and their spouses.

Pelium Capital, L.P.

In September 2014, the Company contributed $17.5 million to Pelium Capital for an initial ownership interest of 80.4%, and subsequently funded its final commitment of $2.5 million in February 2015. Pelium Capital is a specialized credit opportunity fund managed by an indirect wholly-owned subsidiary of C-III. The Company will receive 10% of the carried interest in the partnership. Resource America contributed cash of $2.8 million to the formation of Pelium Capital. At December 31, 2015, Pelium Capital was accounted for as a consolidated voting interest subsidiary. On January 1, 2016, the Company adopted the amendments to the consolidation guidance. Upon adoption, the Company reevaluated its interest in Pelium Capital and determined that although it now possessed a variable interest in Pelium Capital, it would not be the primary beneficiary of Pelium Capital, as its investment in the limited liability company does not provide the Company with a controlling financial interest. As a result of its reevaluation, the Company deconsolidated its investment in Pelium Capital on January 1, 2016, and accounted for its investment as an equity method investment in investments in unconsolidated entities in its consolidated financial statements. At September 30, 2017, the Company had an investment balance of $12.3 million and held an 80.2% interest in Pelium Capital.
Pearlmark Mezzanine Realty Partners IV, L.P.
In June 2015, the Company committed up to $50.0 million in Pearlmark Mezzanine Realty Partners IV, L.P. ("Pearlmark Mezz"), a Delaware limited partnership created to acquire and manage financial interests in CRE property. The investment advisor is Pearlmark Real Estate LLC ("Pearlmark Manager"), which was 50% owned by Resource America. The Company determined it possessed a variable interest in Pearlmark Mezz; however, it would not be the primary beneficiary of Pearlmark Mezz, as its investment in the limited liability company does not provide the Company with a controlling financial interest. The Company accounted for its investment in Pearlmark Mezz as an equity method investment in investments in unconsolidated entities in its consolidated financial statements. The Company paid Pearlmark Manager management fees of 1.0% on the unfunded committed capital and 1.5% on the invested capital. The Company was entitled to a management fee rebate of 25% for the first year of the fund, which ended in June 2016. Resource America agreed to credit any such fees paid by the Company to Pearlmark Manager against the base management fee that the Company paid the Manager. In May 2017, the Company sold its equity interest in Pearlmark Mezz for proceeds of $16.2 million and recognized a net loss of $345,000, which was recorded in equity in earnings of unconsolidated entities on the Company's consolidated statements of operations.
LEAF Commercial Capital, Inc.
In November 2011, the Company entered into an agreement to exchange its lease-related investments for shares of LEAF Commercial Capital, Inc.'s ("LCC") Series A, Series B and Series D Preferred Stock. During 2013, the Company entered into an additional agreement with LCC to purchase shares of Series A-1 and Series E Preferred Stock. The Series E Preferred Stock expired and as a result was exchanged for additional Series A-1 Preferred Stock. The Company determined that it is not the primary beneficiary of LCC because it did not participate in any management or portfolio decisions, held only two of six board positions, and did not have controlling voting rights in the entity and as a result accounted for its investment in LCC as an equity method investment in investments in unconsolidated entities in its consolidated financial statements. In July 2017, the Company received cash proceeds of $84.3 million and realized a gain of $41.1 million in connection with the sale of its investment in LCC.

(Back to Index)

(Back to Index)

RESOURCE CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
SEPTEMBER 30, 2017
(unaudited)

Unsecured Junior Subordinated Debentures
The Company has a 100% interest in the common shares of Resource Capital Trust I ("RCT I") and RCC Trust II ("RCT II"), respectively, with a value of $1.5 million in the aggregate (or 3% of each trust) at September 30, 2017. RCT I and RCT II were formed for the purposes of providing debt financing to the Company, as described below. The Company completed a qualitative analysis to determine whether or not it is the primary beneficiary of each of the trusts and determined that it was not the primary beneficiary of either trust because it does not have the power to direct the activities most significant to the trusts, which include the collection of principal and interest and protection of collateral through servicing rights. Accordingly, neither trust is consolidated into the Company’s consolidated financial statements.
The Company records its investments in RCT I and RCT II’s common shares of $774,000 each as investments in unconsolidated entities using the cost method and records dividend income when declared by RCT I and RCT II. The trusts each hold subordinated debentures for which the Company is the obligor in the amount of $25.8 million for each of RCT I and RCT II. The debentures were funded by the issuance of trust preferred securities of RCT I and RCT II. The Company will continuously reassess whether it should be deemed to be the primary beneficiary of the trusts.
Resource Capital Asset Management CLOs
In February 2011, the Company purchased a company that managed syndicated corporate loan assets through five CLOs. As a result, the Company became entitled to collect senior, subordinated and incentive management fees from the CLOs. This intangible asset was allocated to each of the five CLOs and was amortized over the expected life of each CLO. As of March 2017, the last of the five CLOs was liquidated; and, as a result, any remaining balance of the Company's associated intangible asset was written off.
The following table shows the classification, carrying value and maximum exposure to loss with respect to the Company’s unconsolidated VIEs at September 30, 2017 (in thousands):

	Unconsolidated Variable Interest Entities
	Unsecured Junior Subordinated Debentures	RCM Global LLC	Pelium Capital	Total	Maximum Exposure to Loss
Investments in unconsolidated entities	$1,548	$32	$12,336	$13,916	$13,916
Total assets	1,548	32	12,336	13,916

Borrowings	51,548	—	—	51,548	N/A
Total liabilities	51,548	—	—	51,548	N/A
Net asset (liability)	$(50,000)	$32	$12,336	$(37,632)	N/A
At September 30, 2017, there were no explicit arrangements or implicit variable interests that could require the Company to provide financial support to any of its unconsolidated VIEs.

(Back to Index)

(Back to Index)

RESOURCE CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
SEPTEMBER 30, 2017
(unaudited)

NOTE 4 - SUPPLEMENTAL CASH FLOW INFORMATION
The following table summarizes the Company's supplemental disclosure of cash flow information (in thousands):

	For the Nine Months Ended
	September 30,
	2017	2016
Non-cash discontinued operating activities include the following:
Interest expense paid by third party (1)	$—	$(107)
Operating liabilities assumed by third party (1)	$—	$(192)

Non-cash continuing investing activities include the following:
Retained beneficial interest in unconsolidated securitization entities	$—	$(22,476)
Loans acquired through collateralized debt obligation liquidation	$—	$(44,893)
Securities acquired through collateralized debt obligation liquidation	$—	$(20,837)

Non-cash continuing financing activities include the following:
Proceeds from the private exchange of convertible senior notes	$22,161	$—
Payments on the private exchange of convertible senior notes	$(22,161)	$—
Distributions on common stock accrued but not paid	$1,566	$13,012
Distribution on preferred stock accrued but not paid	$4,010	$4,010

Non-cash discontinued financing activities include the following:
Senior secured revolving credit facility assumed by third party (1)	$—	$(122,000)
Senior secured revolving credit facility paid down by third party (1)	$—	$(22,000)

(1)
In August 2016, the Company completed the sale of Northport TRS, LLC. The Purchaser assumed $122.0 million and paid down  $22.0 million of principal and $107,000 of interest expense on the Company’s behalf of the senior secured revolving credit agreement. The Purchaser assumed $192,000 of accounts payable and accrued legal fees recorded to complete the sale.

(Back to Index)

(Back to Index)

RESOURCE CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
SEPTEMBER 30, 2017
(unaudited)

NOTE 5 - LOANS
The following is a summary of the Company’s loans (dollars in thousands):

Loan Description	Quantity	Principal	Unamortized (Discount) Premium, net (1)	Amortized Cost	Allowance for Loan Losses	Carrying Value (2)	Contracted Interest Rates (3)	Maturity Dates (4)
At September 30, 2017:
CRE whole loans, floating rate (5)	65	$1,274,453	$(6,112)	$1,268,341	$(4,077)	$1,264,264	LIBOR plus 3.75% to LIBOR plus 6.25%	February 2017 to October 2020
Total CRE loans held for investment		1,274,453	(6,112)	1,268,341	(4,077)	1,264,264
Syndicated corporate loans (6)	2	38	—	38	—	38	n/a	n/a
Total loans held for sale		38	—	38	—	38
Total loans		$1,274,491	$(6,112)	$1,268,379	$(4,077)	$1,264,302

At December 31, 2016:
CRE whole loans, floating rate (5)	67	$1,295,926	$(5,819)	$1,290,107	$(3,829)	$1,286,278	LIBOR plus 3.75% to LIBOR plus 6.45%	April 2017 to January 2020
Total CRE loans held for investment		1,295,926	(5,819)	1,290,107	(3,829)	1,286,278
Syndicated corporate loans (6)	3	1,007	—	1,007	—	1,007	n/a	n/a
Total loans held for sale		1,007	—	1,007	—	1,007
Total loans		$1,296,933	$(5,819)	$1,291,114	$(3,829)	$1,287,285

(1)
Amounts include unamortized loan origination fees of $5.8 million and $5.8 million and deferred amendment fees of $310,000 and $4,000 being amortized over the life of the loans at September 30, 2017 and December 31, 2016, respectively.

(2)	Substantially all loans are pledged as collateral under various borrowings at September 30, 2017 and December 31, 2016.

(3)	LIBOR refers to London Interbank Offered Rate.

(4)	Maturity dates do not include possible extension options that may be available to the borrowers.

(5)
CRE whole loans had $65.1 million and $55.5 million in unfunded loan commitments at September 30, 2017 and December 31, 2016, respectively.  These unfunded commitments are advanced as the borrowers formally request additional funding as permitted under the loan agreement and any necessary approvals have been obtained.

(6)	All syndicated corporate loans are second lien loans.
The following is a summary of the contractual maturities, assuming full exercise of the extension options available to the borrower, of the Company’s CRE loans held for investment, at amortized cost (in thousands):

Description	2017	2018	2019 and Thereafter	Total
At September 30, 2017:
CRE whole loans	$58,986	$9,188	$1,200,167	$1,268,341
Total	$58,986	$9,188	$1,200,167	$1,268,341

At December 31, 2016:	2017	2018	2019 and Thereafter	Total
CRE whole loans	$7,000	$24,476	$1,258,631	$1,290,107
Total	$7,000	$24,476	$1,258,631	$1,290,107

(Back to Index)

(Back to Index)

RESOURCE CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
SEPTEMBER 30, 2017
(unaudited)

At September 30, 2017, approximately 25.1%, 24.2% and 16.9% of the Company's CRE loan portfolio was concentrated in the Southwest, Pacific and Southeast, respectively, based on carrying value, as defined by the National Council of Real Estate Investment Fiduciaries ("NCREIF"). At December 31, 2016, approximately 30.7%, 20.4%, and 15.5% of the Company's CRE loan portfolio was concentrated in the Southwest, Pacific and Southeast, respectively, based on carrying value.
Principal Paydowns Receivable
Principal paydowns receivable represent loan principal payments that have been received by the Company's servicers and trustees. At September 30, 2017, the Company had $10.9 million of principal paydowns receivable, all of which was received in cash by the Company during October 2017. Of this amount, $175,000 relates to a Legacy CRE loan classified as an asset held for sale on the Company's consolidated balance sheets. At December 31, 2016, the Company had $19.3 million of principal paydowns receivable, all of which was received by the Company in cash during January 2017.
NOTE 6 - FINANCING RECEIVABLES
The following tables show the allowance for loan and lease losses and recorded investments in loans and leases for the periods indicated (in thousands):

	Nine Months Ended September 30, 2017				Year Ended December 31, 2016
	Commercial Real Estate Loans	Syndicated Corporate Loans	Direct Financing Leases	Total	Commercial Real Estate Loans	Syndicated Corporate Loans	Direct Financing Leases	Total
Allowance for loan and lease losses:
Allowance for loan and lease losses at beginning of period	$3,829	$—	$465	$4,294	$41,839	$1,282	$465	$43,586
Provision for (recovery of) loan and lease losses	248	—	270	518	18,167	(402)	—	17,765
Loans charged-off	—	—	—	—	—	402	—	402
Transfer to loans held for sale	—	—	—	—	(15,763)	—	—	(15,763)
Deconsolidation of VIEs	—	—	—	—	(40,414)	(1,282)	—	(41,696)
Allowance for loan and lease losses at end of period	$4,077	$—	$735	$4,812	$3,829	$—	$465	$4,294
Allowance for loan and lease losses ending balance:
Individually evaluated for impairment	$2,500	$—	$735	$3,235	$2,500	$—	$465	$2,965
Collectively evaluated for impairment	$1,577	$—	$—	$1,577	$1,329	$—	$—	$1,329
Loans acquired with deteriorated credit quality	$—	$—	$—	$—	$—	$—	$—	$—
Loans and Leases:
Amortized cost ending balance:
Individually evaluated for impairment	$7,000	$—	$902	$7,902	$7,000	$—	$992	$7,992
Collectively evaluated for impairment	$1,261,341	$—	$—	$1,261,341	$1,283,107	$—	$—	$1,283,107
Loans acquired with deteriorated credit quality	$—	$—	$—	$—	$—	$—	$—	$—

Credit quality indicators
Commercial Real Estate Loans

The Company's CRE loans are collateralized by a diversified mix of real estate properties and are assessed for credit quality based on the collective evaluation of several factors, including but not limited to: collateral performance relative to underwritten plan, time since origination, current implied and/or reunderwritten LTV, loan structure, and the loan's exit plan. Depending on the loan's performance against these various factors, loans are rated on a scale from 1 to 5, with loans rated 1 representing loans with the highest credit quality and loans rated 5 representing loans with lowest credit quality. The factors evaluated provide general criteria to monitor credit migration in the Company's loan portfolio, as such, a loan's rating may improve or worsen, depending on new information received.

(Back to Index)

(Back to Index)

RESOURCE CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
SEPTEMBER 30, 2017
(unaudited)

The criteria set forth below should be used as general guidelines, and, therefore, not every loan will have all of the characteristics described in each category below. Loans that are performing according to their underwritten plans generally will not require an allowance for loan loss.

Risk Rating	Risk Characteristics

1	• Property performance has surpassed underwritten expectations.
• Occupancy is stabilized, the property has had a history of consistently high occupancy, and the property has a diverse and high quality tenant mix.

2	• Property performance is consistent with underwritten expectations and covenants and performance criteria are being met or exceeded.
• Occupancy is stabilized, near stabilized or is on track with underwriting.

3	• Property performance lags behind underwritten expectations.
• Occupancy is not stabilized and the property has some rollover.

4	• Property performance significantly lags behind underwritten expectations. Performance criteria and loan covenants have required occasional waivers.
• Occupancy is not stabilized and the property has a large amount of rollover.

5
• Property performance is significantly worse than underwritten expectations. The loan is not in compliance with loan covenants and performance criteria and is in default. Sale proceeds would not be sufficient to pay off the loan at maturity.

• The property has material vacancy and significant rollover of remaining tenants.
• An updated appraisal is required.
CRE whole loans are evaluated for any credit deterioration by debt asset management and certain finance personnel on at least a quarterly basis. Loans are first individually evaluated for impairment; and to the extent not deemed impaired, a general reserve is established.

The allowance for loan loss is computed as (i) 1.5% of the aggregate carrying amount of loans rated as a 3, plus (ii) 5% of the aggregate carrying amount of loans rated as a 4, plus (iii) specific allowances measured and determined on loans individually evaluated, which are loans rated 5. While the overall risk rating is generally not the sole factor used in determining whether a loan is impaired, a loan with a higher overall risk rating would tend to have more adverse indicators of impairment, and therefore would be more likely to experience a credit loss.

(Back to Index)

(Back to Index)

RESOURCE CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
SEPTEMBER 30, 2017
(unaudited)

Credit risk profiles of CRE whole loans at amortized cost are as follows (in thousands):

	Rating 1	Rating 2	Rating 3	Rating 4	Rating 5	Held for Sale	Total
At September 30, 2017:
CRE whole loans (1)(3)	$64,976	$1,102,594	$88,938	$4,833	$7,000	$—	$1,268,341
Legacy CRE whole loans (1)(2)	—	—	—	—	—	78,459	78,459
	$64,976	$1,102,594	$88,938	$4,833	$7,000	$78,459	$1,346,800

At December 31, 2016:
CRE whole loans (1)	$1,186,292	$96,815	$—	$7,000	$—	$—	$1,290,107
Legacy CRE whole loans (1)	—	—	—	—	—	158,178	158,178
	$1,186,292	$96,815	$—	$7,000	$—	$158,178	$1,448,285

(1)
Pursuant to the Company's strategic plan described in Note 1, certain Legacy CRE whole loans were moved to loans held for sale and included in assets held for sale carried at the lower of cost or fair value on the Company's consolidated balance sheets at September 30, 2017 and December 31, 2016, respectively (see Note 21).

(2)	Includes one loan with a maturity date of May 2017 that is currently in default.

(3)	Includes one loan with a maturity date of November 2017 that entered into technical default in November 2017.
At September 30, 2017 and December 31, 2016, the Company had one CRE whole loan with a credit quality rating of 5 under the Company's current rating methodology and 4 under the Company's previous rating methodology, respectively, due to short term vacancy/tenant concerns and a past due maturity of February 2017. The CRE whole loan is collateralized by a retail shopping center in Roswell, GA and had an amortized cost of $7.0 million at September 30, 2017 and December 31, 2016. For the period ended December 31, 2016, the Company obtained an appraisal and used the value indicated in the appraisal as a practical expedient in determining the fair value of the loan. The appraisal indicated a fair value of $4.5 million, and the Company recorded a specific provision of $2.5 million on the loan during the fourth quarter of 2016. No additional provision was recorded on the loan for the three or nine months ended September 30, 2017. This loan is in default at September 30, 2017.
At December 31, 2016, the Company had eight Legacy CRE whole loans and one mezzanine loan included in assets held for sale with a total carrying value of $158.2 million. Appraisals, as a practical expedient for fair value, were obtained for all eight Legacy CRE whole loans classified as assets held for sale. The mezzanine loan had a fair value of $0. The Company recorded, and subsequently charged off upon transfer of the loans to assets held for sale, specific reserves on four of the five loans transferred to assets held for sale totaling $15.8 million, where the carrying values of the loans exceeded their fair values. These five loans had a collective carrying value of $110.7 million at December 31, 2016 and were comprised of the following:

•
Two CRE whole loans cross-collateralized by a hotel in Studio City, CA, with an initial par value of $67.5 million. These loans were written down to their collective appraised value of $61.4 million. The loans had a maturity date of February 2017. On June 30, 2017, the borrower sold the collateral underlying these loans. Proceeds of $67.0 million were received by the Company in July 2017. As a result of this transaction, the Company realized a gain of $5.6 million included in the Company's consolidated statements of operations as net realized and unrealized gain on investment securities available-for-sale and loans and derivatives during the nine months ended September 30, 2017;

•
One CRE whole loan collateralized by a hotel in Tucson, AZ with an initial par value of $32.5 million. This loan was written down to its appraised value of $14.3 million. On February 28, 2017, the Company entered into a discounted payoff agreement with its borrower and received proceeds of $21.3 million in satisfaction of this loan. This transaction resulted in the recognition of a realized gain of $7.0 million in the Company's consolidated statements of operations as net realized and unrealized gain on investment securities available-for-sale and loans and derivatives:

•
One CRE whole loan collateralized by an office property in Phoenix, AZ with an initial par value of $17.7 million. This loan was written down to its appraised value of $11.0 million. The loan had a maturity date of May 2017 and is currently in default;

•	One CRE whole loan collateralized by a hotel in Palm Springs, CA with an initial par value of $29.5 million. This loan was written down to its appraised value of $24.0 million.

(Back to Index)

(Back to Index)

RESOURCE CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
SEPTEMBER 30, 2017
(unaudited)

As a result of the aforementioned transactions related to each of the Studio City, CA properties and the Tucson, AZ property, two of the five aforementioned Legacy CRE whole loans remain at September 30, 2017 and have a collective carrying value of $35.0 million.

At September 30, 2017, 50%, 36% and 14% of the Company's Legacy CRE whole loans were concentrated in hotel, retail and office, respectively. Of these loans, 86% are within the Pacific region and 14% are within the Mountain region, as defined by NCREIF. At December 31, 2016, 54%, 39% and 7% of the Company's Legacy CRE whole loans were concentrated in hotel, retail and office, respectively. Of these loans, 84% are within the Pacific region and 16% are within the Mountain region.

Three CRE whole loans held for sale with a collective carrying value of $44.6 million at September 30, 2017 and December 31, 2016 had fair values in excess of their carrying values. Before being transferred to assets held for sale in the fourth quarter of 2016, these loans were risked-rated in category 1 or category 2 (under the Company's previous rating methodology).

All of the Company's CRE whole loans were current with respect to contractual principal and interest except one defaulted CRE whole loan collateralized by a retail shopping center in Roswell, GA that had a carrying value of $4.5 million at September 30, 2017 and one defaulted Legacy CRE loan, classified as an asset held for sale, collateralized by an office property in Phoenix, AZ that had a carrying value of $11.0 million at September 30, 2017.

Two of the Company's Legacy CRE whole loans cross-collateralized by a property in Studio City, CA with a collective carrying value, which was the lower of its cost or fair market value, of $61.4 million were in default at December 31, 2016.

Subsequent to the quarter ended September 30, 2017, the Company had one CRE whole loan with a maturity date of November 5, 2017, collateralized by a hotel property in Miami Beach, FL, that fell into technical default. The loan had an amortized cost of $52.0 million and was risk rated a 4 at September 30, 2017.
Direct Financing Leases
During the three and nine months ended September 30, 2017, the Company recorded a provision for lease losses against the value of its direct financing leases in the amount of $0 and $270,000, respectively. The Company held $167,000 and $527,000 of direct financing leases, net of reserves, at September 30, 2017 and December 31, 2016, respectively.

(Back to Index)

(Back to Index)

RESOURCE CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
SEPTEMBER 30, 2017
(unaudited)

Loan Portfolios Aging Analysis
The following table presents the loan and lease portfolio aging analysis as of the dates indicated at amortized cost (in thousands):

	30-59 Days	60-89 Days	Greater than 90 Days	Total Past Due	Current	Total Loans Receivable	Total Loans > 90 Days and Accruing
At September 30, 2017:
CRE whole loans (1)	$—	$—	$7,000	$7,000	$1,261,341	$1,268,341	$—
Legacy CRE loans(2)	—	—	11,000	11,000	67,459	78,459	—
Syndicated corporate loans	—	—	—	—	—	—	—
Direct Financing Leases	—	—	269	269	633	902	—
Total loans	$—	$—	$18,269	$18,269	$1,329,433	$1,347,702	$—

At December 31, 2016:
CRE whole loans	$—	$—	$—	$—	$1,290,107	$1,290,107	$—
Legacy CRE loans (3)	61,400	—	—	61,400	96,792	158,192	—
Syndicated corporate loans	—	—	—	—	—	—	—
Direct Financing Leases	137	—	128	265	727	992	—
Total loans	$61,537	$—	$128	$61,665	$1,387,626	$1,449,291	$—

(1)	Includes one whole loan with an amortized cost of $7.0 million that was in default at September 30, 2017, on which the Company recorded a $2.5 million provision for loan loss.

(2)	Includes one loan with an appraised value of $11.0 million that was in default at September 30, 2017.

(3)	Includes two loans with an appraised value of $61.4 million that were in default at December 31, 2016.

(Back to Index)

(Back to Index)

RESOURCE CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
SEPTEMBER 30, 2017
(unaudited)

Impaired Loans
The following tables show impaired loans as of the dates indicated (in thousands):

	Recorded Balance	Unpaid Principal Balance	Specific Allowance	Average Investment in Impaired Loans	Interest Income Recognized
At September 30, 2017:
Loans without a specific valuation allowance:
CRE whole loans	$—	$—	$—	$—	$—
Syndicated corporate loans	$—	$—	$—	$—	$—
Loans with a specific valuation allowance:
CRE whole loans	$7,000	$7,000	$(2,500)	$7,000	$—
Syndicated corporate loans	$—	$—	$—	$—	$—
Total:
CRE whole loans	$7,000	$7,000	$(2,500)	$7,000	$—
Syndicated corporate loans	—	—	—	—	—
	$7,000	$7,000	$(2,500)	$7,000	$—

At December 31, 2016:
Loans without a specific valuation allowance:
CRE whole loans	$—	$—	$—	$—	$—
Syndicated corporate loans	$—	$—	$—	$—	$—
Loans with a specific valuation allowance:
CRE whole loans	$7,000	$7,000	$(2,500)	$7,000	$480
Syndicated corporate loans	$—	$—	$—	$—	$—
Total:
CRE whole loans	$7,000	$7,000	$(2,500)	$7,000	$480
Syndicated corporate loans	—	—	—	—	—
	$7,000	$7,000	$(2,500)	$7,000	$480
Troubled-Debt Restructurings ("TDR")
The following tables show TDRs in the Company's loan portfolio (dollars in thousands):

	Nine Months Ended September 30, 2017			Nine Months Ended September 30, 2016
	Number of Loans	Pre-Modification Outstanding Recorded Balance	Post-Modification Outstanding Recorded Balance	Number of Loans	Pre-Modification Outstanding Recorded Balance	Post-Modification Outstanding Recorded Balance

CRE whole loans	—	$—	$—	3	$29,459	$21,400
Total loans	—	$—	$—	3	$29,459	$21,400

(Back to Index)

(Back to Index)

RESOURCE CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
SEPTEMBER 30, 2017
(unaudited)

NOTE 7 - INVESTMENT SECURITIES, TRADING
Structured notes are CLO debt securities collateralized by syndicated corporate loans. The following table summarizes the Company's structured notes classified as investment securities, trading and carried at fair value (in thousands, except number of securities):

	Number of Securities	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
At September 30, 2017:
Structured notes	5	$2,891	$—	$(2,729)	$162
Total	5	$2,891	$—	$(2,729)	$162

At December 31, 2016:
Structured notes	6	$6,242	$920	$(2,670)	$4,492
Total	6	$6,242	$920	$(2,670)	$4,492
The Company sold zero and one investment security for a realized gain of $0 and $9,000 during the three and nine months ended September 30, 2017. The Company sold no investment securities during the three and nine months ended September 30, 2016.
NOTE 8 - INVESTMENT SECURITIES AVAILABLE-FOR-SALE
The following table summarizes the Company's investment securities available-for-sale, including those pledged as collateral. ABS may include, but are not limited to the Company's investments in the Harvest CLOs, which are euro-denominated CLO investments backed by syndicated bank loans, and other securities backed by syndicated corporate loans and other loan obligations. These securities are carried at fair value (in thousands):

	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value(1)
At September 30, 2017:
ABS	$1,753	$1,580	$—	$3,333
CMBS	185,508	901	(569)	185,840
Total	$187,261	$2,481	$(569)	$189,173

At December 31, 2016:
ABS	$21,365	$3,988	$(73)	$25,280
CMBS	98,525	425	(863)	98,087
RMBS	1,526	77	(2)	1,601
Total	$121,416	$4,490	$(938)	$124,968

(1)	At September 30, 2017 and December 31, 2016, $166.0 million and $97.5 million, respectively, of investment securities available-for-sale were pledged as collateral under related financings.

(Back to Index)

(Back to Index)

RESOURCE CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
SEPTEMBER 30, 2017
(unaudited)

The following table summarizes the estimated maturities of the Company’s investment securities available-for-sale according to their estimated weighted average life classifications (in thousands, except percentages):

	September 30, 2017			December 31, 2016
	Amortized Cost	Fair Value	Weighted Average Coupon	Amortized Cost	Fair Value	Weighted Average Coupon
Less than one year (1)	$46,355	$46,192	4.90%	$80,801	$80,325	5.60%
Greater than one year and less than five years	100,132	100,850	4.47%	17,197	17,408	4.52%
Greater than five years and less than ten years	40,774	42,131	5.45%	9,622	12,936	10.68%
Greater than ten years	—	—	—%	13,796	14,299	10.39%
Total	$187,261	$189,173	4.79%	$121,416	$124,968	6.39%

(1)	The Company expects that the maturity dates of these CMBS and ABS will either be extended or that they will be paid in full.
At September 30, 2017, the contractual maturities of the CMBS investment securities available-for-sale range from June 2022 to November 2059.  The contractual maturities of the ABS investment securities available-for-sale range from May 2018 to April 2023.
The following table summarizes the fair value, gross unrealized losses and number of securities aggregated by investment category and the length of time that individual investment securities available-for-sale have been in a continuous unrealized loss position during the periods specified (in thousands, except number of securities):

	Less than 12 Months			More than 12 Months			Total
	Fair Value	Unrealized Losses	Number of Securities	Fair Value	Unrealized Losses	Number of Securities	Fair Value	Unrealized Losses	Number of Securities
At September 30, 2017:
CMBS	$37,519	$(412)	13	$15,331	$(157)	7	$52,850	$(569)	20
Total temporarily impaired securities	$37,519	$(412)	13	$15,331	$(157)	7	$52,850	$(569)	20

At December 31, 2016:
ABS	$—	$—	—	$828	$(73)	1	$828	$(73)	1
CMBS	30,869	(436)	10	26,616	(427)	15	57,485	(863)	25
RMBS	662	(2)	1	—	—	—	662	(2)	1
Total temporarily impaired securities	$31,531	$(438)	11	$27,444	$(500)	16	$58,975	$(938)	27
The unrealized losses in the above table are considered to be temporary impairments due to market factors and are not reflective of credit deterioration.
The Company recognized no other-than-temporary impairment on its investment securities available-for-sale for the three and nine months ended September 30, 2017. During the three and nine months ended September 30, 2016, the Company recognized a $21.6 million other-than-temporary impairment on its investment securities available-for-sale. Of this amount, $20.7 million related to the Company’s previously consolidated CRE CDO, RREF 2007-1, which was classified as an investment security available-for-sale. The impairment charge on the security reflected the credit impact to the fair value of the security given the results of updated appraisals on the underlying collateral, which reduced the Company's cost basis in the security permanently.

The Company recorded an other-than-temporary impairment of $241,000 on three positions classified as securities available-for-sale, RMBS during the three and nine months ended September 30, 2016 after it was determined the Company would not be able to recover the full cost basis of these positions due to declines in the future projected cash flows of the securities.

(Back to Index)

(Back to Index)

RESOURCE CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
SEPTEMBER 30, 2017
(unaudited)

One CMBS position classified as a security available for sale with a face value of $4.0 million was identified as a position the Company would be required to sell before it could recover its cost basis in the security. As such, the Company recorded the difference between its amortized cost basis and the estimated fair value. Other-than-temporary impairment of $732,000 was recognized during the three and nine months ended September 30, 2016, as a result of the anticipated sale of this security.ar

The following table summarizes the Company's sales of investment securities available-for-sale (in thousands, except number of securities):

	For the Three Months Ended				For the Nine Months Ended
	Positions Sold	Par Amount Sold/Redeemed	Realized Gain (Loss)	Proceeds	Positions Sold	Par Amount Sold/Redeemed	Realized Gain (Loss)	Proceeds
September 30, 2017
ABS	5	$18,301	$(2,110)	$12,647	7	$27,906	$(325)	$19,881
CMBS	1	5,000	(254)	4,046	1	5,000	(254)	4,046
RMBS	3	153,519	(158)	1,116	3	153,519	(158)	1,116
Total	9	$176,820	$(2,522)	$17,809	11	$186,425	$(737)	$25,043
Of the five ABS sales, the Company recorded a receivable for one of the sales in the amount of $959,000, which was received in full in October 2017. This amount is included as part of other assets on the Company's consolidated balance sheets. There were no other sales or redemptions during the three and nine months ended September 30, 2017.

(Back to Index)

(Back to Index)

RESOURCE CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
SEPTEMBER 30, 2017
(unaudited)

NOTE 9 - INVESTMENTS IN UNCONSOLIDATED ENTITIES
The following table summarizes the Company's investments in unconsolidated entities at September 30, 2017 and December 31, 2016 and equity in (losses) earnings of unconsolidated entities for the three and nine months ended September 30, 2017 and 2016 (in thousands):

				Equity in (Losses) Earnings of Unconsolidated Entities
		Balance at		For the three months ended	For the nine months ended	For the three months ended	For the nine months ended
	Ownership % at September 30, 2017	September 30, 2017	December 31, 2016	September 30, 2017	September 30, 2017	September 30, 2016	September 30, 2016
RRE VIP Borrower, LLC(1)	—%	$—	$—	$6	$44	$—	$35
Investment in LCC Preferred Stock (2)	—%	—	42,960	41,048	41,334	415	2,759
Pearlmark Mezz(3)	—%	—	16,953	—	165	132	552
RCM Global, LLC	9.5%	32	465	(61)	(231)	(560)	(160)
Pelium Capital Partners, L.P.(4)	80.2%	12,336	25,993	54	(22)	1,045	2,765
Investment in School Lane House (5)	—%	—	—	—	—	—	(1)
Subtotal		12,368	86,371	41,047	41,290	1,032	5,950
Investment in RCT I and II(6)	3.0%	1,548	1,548	(689)	(1,989)	(636)	(1,928)
Total		$13,916	$87,919	$40,358	$39,301	$396	$4,022

(1)
The investment in RRE VIP Borrower was sold at December 31, 2014. Earnings for the three and nine months ended September 30, 2017 and September 30, 2016 are related to insurance premium refunds with respect to the underlying sold properties in the portfolio.

(2)	The Company's investment in LCC was sold in July 2017. The gain recognized on the sale is included in equity in earnings of unconsolidated entities on the Company's consolidated state of operations.

(3)
The Company had committed to invest up to $50.0 million in Pearlmark Mezz. The commitment termination date was set to end the earlier of when the original commitment was fully funded, or the fifth anniversary following the final closing date of June 24, 2015. The Company sold its investment in Pearlmark Mezz in May 2017.

(4)	For the nine months ended September 30, 2017, the Company received proceeds of $13.6 million related to the partial liquidation of its investment.

(5)	Investment in School Lane House was sold as of December 31, 2014.

(6)
For the three and nine months ended September 30, 2017 and September 30, 2016, these amounts are recorded in interest expense on the Company's consolidated statements of operations as the investment is accounted for under the cost method.

(Back to Index)

(Back to Index)

RESOURCE CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
SEPTEMBER 30, 2017
(unaudited)

NOTE 10 - BORROWINGS
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

	Principal Outstanding	Unamortized Issuance Costs and Discounts	Outstanding Borrowings	Weighted Average Borrowing Rate	Weighted Average Remaining Maturity	Value of Collateral
At September 30, 2017:
RCC 2015-CRE3 Senior Notes	$129,263	$1,219	$128,044	3.72%	14.5 years	$192,466
RCC 2015-CRE4 Senior Notes	90,883	1,079	89,804	3.41%	14.9 years	180,064
RCC 2017-CRE5 Senior Notes	251,449	3,768	247,681	2.26%	16.8 years	376,703
Unsecured Junior Subordinated Debentures	51,548	—	51,548	5.25%	19.1 years	—
4.50% Convertible Senior Notes	143,750	17,377	126,373	4.50%	4.9 years	—
6.00% Convertible Senior Notes	70,453	1,181	69,272	6.00%	1.2 years	—
8.00% Convertible Senior Notes	21,182	523	20,659	8.00%	2.3 years	—
CRE - Term Repurchase Facilities (1)	241,424	1,433	239,991	2.70%	307 days	366,095
CMBS - Term Repurchase Facilities (2)	45,480	—	45,480	2.98%	214 days	63,060
Trust Certificates - Term Repurchase Facilities (3)	76,693	648	76,045	5.72%	2.3 years	214,375
CMBS - Short Term Repurchase Agreements (4)	77,197	—	77,197	2.70%	78 days	102,849
Total	$1,199,322	$27,228	$1,172,094	3.76%	8.1 years	$1,495,612

	Principal Outstanding	Unamortized Issuance Costs and Discounts	Outstanding Borrowings	Weighted Average Borrowing Rate	Weighted Average Remaining Maturity	Value of Collateral
At December 31, 2016:
RCC 2014-CRE2 Senior Notes	$131,936	$1,871	$130,065	2.19%	15.3 years	$250,255
RCC 2015-CRE3 Senior Notes	196,112	2,358	193,754	2.82%	15.2 years	259,889
RCC 2015-CRE4 Senior Notes	158,475	2,193	156,282	2.55%	15.6 years	247,414
Unsecured Junior Subordinated Debentures	51,548	—	51,548	4.89%	19.8 years	—
6.00% Convertible Senior Notes	115,000	3,231	111,769	6.00%	1.9 years	—
8.00% Convertible Senior Notes	100,000	3,472	96,528	8.00%	3.0 years	—
CRE - Term Repurchase Facilities (1)	349,318	2,680	346,638	3.04%	1.6 years	520,503
CMBS - Term Repurchase Facilities (2)	78,503	16	78,487	2.73%	129 days	115,157
Trust Certificates - Term Repurchase Facility (3)	26,667	282	26,385	6.21%	1.9 years	89,181
Total	$1,207,559	$16,103	$1,191,456	3.67%	8.0 years	$1,482,399

(1)	Principal amounts include accrued interest expense of $300,000 and $468,000 related to CRE term repurchase facilities at September 30, 2017 and December 31, 2016, respectively.

(2)	Principal amounts include accrued interest expense of $35,000 and $157,000 related to CMBS term repurchase facilities at September 30, 2017 and December 31, 2016, respectively.

(3)	Principal amounts include accrued interest expense of $182,000 and $69,000 related to trust certificates term repurchase facilities at September 30, 2017 and December 31, 2016, respectively.

(4)	Principal amounts include accrued interest expense of $67,000 and $0 related to CMBS short term repurchase agreements at September 30, 2017 and December 31, 2016, respectively.
The Company is in compliance with all covenants in each of the respective agreements at September 30, 2017.

(Back to Index)

(Back to Index)

RESOURCE CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
SEPTEMBER 30, 2017
(unaudited)

Securitizations
The following table sets forth certain information with respect to the Company's consolidated securitizations at September 30, 2017 (in thousands):

Securitization	Closing Date	Maturity Date	End of Designated Principal Reinvestment Period (1)	Total Note Paydowns received from Closing Date through September 30, 2017
RCC 2015-CRE3	February 2015	March 2032	February 2017	$152,864
RCC 2015-CRE4	August 2015	August 2032	August 2017	$132,852
RCC 2017-CRE5	July 2017	July 2034	July 2020	$—

(1)
The designated principal reinvestment period is the period where principal payments received by each respective securitization may be utilized by the Company to purchase funding participations of existing collateral originally underwritten at the close of each securitization, which was funded outside of the deal structure.

The investments held by the Company's securitizations collateralize the securitizations' borrowings and, as a result, are not available to the Company, its creditors, or stockholders. All senior notes held by the Company at September 30, 2017 are eliminated in consolidation.
RCC 2014-CRE2
In August 2017, the Company initiated the liquidation of RCC 2014-CRE2, and all of the outstanding senior notes were paid off from the payoff proceeds of certain of the securitization's assets.
RCC 2017-CRE5
In July 2017, the Company closed RCC 2017-CRE5, a $376.7 million CRE securitization transaction that provided financing for transitional commercial real estate loans. RCC 2017-CRE5 issued a total of $251.4 million of senior notes at par to unrelated investors.  RCC Real Estate purchased 100% of the Class C notes for $49.9 million.  In addition, Resource Real Estate Funding 2017-CRE5 Investor, LLC, a subsidiary of RCC Real Estate, purchased a $75.3 million equity interest, representing 100% of the outstanding preference shares.  The senior notes purchased by RCC Real Estate are subordinated in right of payment to all other senior notes issued by RCC 2017-CRE5, but are senior in right of payment to the preference shares.  The equity interest is subordinated in right of payment to all other securities issued by RCC 2017-CRE5.
At closing, the senior notes issued to investors by RCC 2017-CRE5 consisted of the following classes: (i) $203.4 million of Class A notes bearing interest at one-month LIBOR plus 0.80%; (ii) $48.0 million of Class B notes bearing interest at one-month LIBOR plus 2.00%; and (iii) $49.9 million of Class C notes bearing interest at one-month LIBOR plus 3.50%.  All of the notes issued mature in July 2034, although the Company has the right to call the notes anytime after July 2019. There is no reinvestment period in RCC 2017-CRE5; however, principal repayments, for a period ending in July 2020, may be used to purchase funding participations with respect to existing collateral held outside of the securitization. The weighted average interest rate on the Class A and Class B notes was 2.26% at September 30, 2017.
Corporate Debt
4.50% Convertible Senior Notes
In August 2017, the Company issued $143.8 million aggregate principal of its 4.50% convertible senior notes due 2022 (the "4.50% Convertible Senior Notes"). The gross proceeds were utilized to pay $3.9 million in debt issuance costs and to extinguish a portion of the Company's 6.00% convertible senior notes due 2018 (the "6.00% Convertible Senior Notes") and 8.00% convertible senior notes due 2020 (the "8.00%% Convertible Senior Notes"), resulting in the receipt of net proceeds of $13.5 million. In addition, the Company recorded a discount of $14.2 million (the offset of which was recorded in additional paid-in capital) on the 4.50% Convertible Senior Notes that reflects the difference between the proceeds received less the fair value of the notes as if they were issued without a conversion feature. The market discounts and the deferred debt issuance costs are amortized into interest expense in the consolidated statements of operations on an effective interest basis over the period ended on February 15, 2022. Interest on the 4.50% Convertible Senior Notes is paid semi-annually.

(Back to Index)

(Back to Index)

RESOURCE CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
SEPTEMBER 30, 2017
(unaudited)

The 4.50% Convertible Senior Notes are convertible at the option of the holder at a current conversion rate of 78.2473 common shares per $1,000 principal amount of 4.50% Convertible Senior Notes (equivalent to an initial conversion price of $12.78 per common share). Upon conversion of the 4.50% Convertible Senior Notes, a holder will receive cash, the Company's common shares or a combination of cash and the Company's common shares, at the Company's election.
6.00% Convertible Senior Notes
The Company extinguished $44.5 million aggregate principal of its 6.00% Convertible Senior Notes in conjunction with the issuance of the 4.50% Convertible Senior Notes. As a result of the extinguishment, approximately $381,000 of amortization of the remaining deferred debt issuance costs was accelerated and recorded in the loss on extinguishment of debt in the statement of operations during the three and nine months ended September 30, 2017. At September 30, 2017 and December 31, 2016, $70.5 million and $115.0 million aggregate principal of 6.00% Convertible Senior Notes were outstanding.
8.00% Convertible Senior Notes
The Company extinguished $78.8 million aggregate principal of its 8.00% Convertible Senior Notes in conjunction with the issuance of the 4.50% Convertible Senior Notes. As a result of the extinguishment, approximately $836,000 of amortization of the remaining deferred debt issuance costs was accelerated and recorded in the loss on extinguishment of debt in the statement of operations during the three and nine months ended September 30, 2017. At September 30, 2017 and December 31, 2016, $21.2 million and $100.0 million aggregate principal of 8.00% Convertible Senior Notes were outstanding.

(Back to Index)

(Back to Index)

RESOURCE CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
SEPTEMBER 30, 2017
(unaudited)

Repurchase and Credit Facilities
Borrowings under the Company's repurchase agreements are guaranteed by the Company or one of its subsidiaries. The following table sets forth certain information with respect to the Company's repurchase agreement borrowings (dollars in thousands):

	At September 30, 2017				At December 31, 2016
	Outstanding Borrowings(1)	Value of Collateral	Number of Positions as Collateral	Weighted Average Interest Rate	Outstanding Borrowings(1)	Value of Collateral	Number of Positions as Collateral	Weighted Average Interest Rate
CMBS - Term Repurchase Facilities
Wells Fargo Bank	$19,272	$24,361	12	2.46%	$22,506	$28,514	13	1.96%
Deutsche Bank(2)	26,208	38,699	18	3.37%	55,981	86,643	23	3.04%

CRE - Term Repurchase Facilities
Wells Fargo Bank(3)	177,832	274,693	16	3.48%	215,283	313,126	16	2.86%
Morgan Stanley Bank(4)	62,159	91,402	5	3.85%	131,355	207,377	11	3.34%

Trust Certificates Term Repurchase Facilities
RSO Repo SPE Trust 2015(5)	26,502	89,121	2	6.73%	26,385	89,181	2	6.21%
RSO Repo SPE Trust 2017(6)	49,543	125,254	2	5.18%	—	—	—	—%

Short-Term Repurchase Agreements - CMBS
RBC Capital Markets, LLC	71,311	94,682	4	2.70%	—	—	—	—%
JP Morgan Securities, LLC	5,886	8,167	2	2.63%	—	—	—	—%
Total	$438,713	$746,379			$451,510	$724,841

(1)	Outstanding Borrowings amount includes accrued interest payable.

(2)	The Deutsche Bank CMBS term repurchase facility includes $0 and $16,000 of deferred debt issuance costs at September 30, 2017 and December 31, 2016, respectively.

(3)	The Wells Fargo Bank CRE term repurchase facility includes $822,000 and $1.6 million of deferred debt issuance costs at September 30, 2017 and December 31, 2016, respectively.

(4)	The Morgan Stanley Bank CRE term repurchase facility includes $611,000 and $1.1 million of deferred debt issuance costs at September 30, 2017 and December 31, 2016, respectively.

(5)	The RSO Repo SPE Trust 2015 term repurchase facility includes $170,000 and $282,000 of deferred debt issuance costs at September 30, 2017 and December 31, 2016, respectively.

(6)	The RSO Repo SPE Trust 2017 term repurchase facility includes $350,000 and $0 of deferred debt issuance costs at September 30, 2017 and December 31, 2016, respectively.

(Back to Index)

(Back to Index)

RESOURCE CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
SEPTEMBER 30, 2017
(unaudited)

The following table shows information about the amount at risk under the repurchase facilities (dollars in thousands):

	Amount at Risk (1)	Weighted Average Maturity	Weighted Average Interest Rate
At September 30, 2017:
CMBS - Term Repurchase Facilities
Wells Fargo Bank, National Association	$5,130	182 days	2.46%
Deutsche Bank AG	$12,636	237 days	3.37%

CRE - Term Repurchase Facilities
Wells Fargo Bank, National Association	$97,116	294 days	3.48%
Morgan Stanley Bank, National Association	$29,224	345 days	3.85%

Trust Certificates Term Repurchase Facilities
RSO Repo SPE Trust 2015	$62,515	1.1 years	6.73%
RSO Repo SPE Trust 2017	$75,331	3.0 years	5.18%

CMBS - Short-Term Repurchase Agreements
JP Morgan Securities, LLC	$2,295	15 days	2.63%
RBC Capital Markets, LLC	$23,520	83 days	2.70%

(1)	Equal to the total of the estimated fair value of securities or loans sold and accrued interest income, minus the total of repurchase agreement liabilities and accrued interest expense.
Short-Term Repurchase Agreements - CMBS
In August 2017, RCC Real Estate entered into a master repurchase and securities agreement with RBC Capital Markets, LLC (the "RBC Securities Agreement") to finance the purchase of CMBS. The Company had $71.3 million and $0 outstanding under the RBC Securities Agreement at September 30, 2017 and December 31, 2016.
Trust Certificates - Term Repurchase Facilities
In September 2017, RCC Real Estate entered into a repurchase and securities agreement (the "Term Repurchase Trust Facility 2017") with RSO Repo SPE Trust 2017, a structure that provides financing under a structured sale of trust certificates to qualified institutional buyers through an offering led by Wells Fargo Securities, LLC. The Term Repurchase Trust Facility 2017 sold trust certificates of $49.9 million with an initial three year term that expires in September 2020, and an interest rate of one-month LIBOR plus an applicable spread of 3.95%. The Company has the ability to call the Term Repurchase Trust Facility 2017 at any time and in so doing would be subject to an early repurchase fee until the payment date in March 2019, after which it is freely prepayable.
Contractual maturity dates of the Company's borrowings by category and year are presented in the table below (in thousands):

	Total	2017	2018	2019	2020	2021 and Thereafter
CRE securitizations	$465,529	$—	$—	$—	$—	$465,529
Repurchase and credit facilities	438,713	43,750	345,420	—	49,543	—
Unsecured junior subordinated debentures	51,548	—	—	—	—	51,548
4.50% Convertible Senior Notes	126,373	—	—	—	—	126,373
6.00% Convertible Senior Notes	69,272	—	69,272	—	—	—
8.00% Convertible Senior Notes	20,659	—	—	—	20,659	—
Total	$1,172,094	$43,750	$414,692	$—	$70,202	$643,450

(Back to Index)

(Back to Index)

RESOURCE CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
SEPTEMBER 30, 2017
(unaudited)

NOTE 11 - SHARE ISSUANCE AND REPURCHASE
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
Under a share repurchase plan authorized by the board of directors on August 3, 2015, the Company was authorized to repurchase up to $50.0 million of its outstanding equity and debt securities. In March 2016, the Company's board of directors approved a new securities repurchase program for up to $50.0 million of its outstanding securities, which replaced the August 2015 repurchase plan. Since the inception of the program through December 31, 2016, the Company has repurchased $35.2 million of its common stock, representing approximately 2.8 million shares, or 8.3% of the outstanding balance and $3.1 million of its outstanding Series B preferred stock, representing approximately 196,000 shares, or 3.4% of the initial outstanding balance. During the nine months ended September 30, 2017, the Company did not repurchase any shares of its common or preferred stock through this program. At September 30, 2017, $44.9 million remains available in this repurchase plan.
Under a dividend reinvestment plan authorized by the board of directors on March 21, 2013, the Company was authorized to issue up to 5,000,000 shares of common stock. During the three and nine months ended September 30, 2017, the Company did not sell any shares of common stock through this program.
NOTE 12 - SHARE-BASED COMPENSATION
The following table summarizes the Company's restricted common stock transactions:

	Non-Employee Directors	Non-Employees(1)	Employees	Total
Unvested shares at January 1, 2017	27,320	301,486	71,244	400,050
Issued	37,492	321,789	12,019	371,300
Vested	(25,948)	(179,087)	(37,163)	(242,198)
Forfeited	(4,299)	(20,902)	(1,412)	(26,613)
Unvested shares at September 30, 2017	34,565	423,286	44,688	502,539

(1)	Non-employees are employees of Resource America and C-III.
The Company is required to value any unvested shares of restricted common stock granted to non-employees at the current market price.  The estimated fair value at grant date of the shares of restricted common stock granted to non-employees during the nine months ended September 30, 2017 was $2.7 million.  The estimated fair value at grant date of the shares of restricted common stock granted to non-employees during the nine months ended September 30, 2016 was $2.3 million. The estimated fair value at grant date of shares of restricted common stock issued to the Company’s eight non-employee directors during the nine months ended September 30, 2017 was $325,000. The estimated fair value at grant date of shares of restricted common stock issued to the Company’s eight non-employee directors during the nine months ended September 30, 2016 was $290,000.
At September 30, 2017, the total unrecognized restricted common stock expense for non-employees was $2.2 million, with a weighted average amortization period remaining of 2.2 years. At December 31, 2016, the total unrecognized restricted common stock expense for non-employees was $891,000, with a weighted average amortization period remaining of 2.6 years.

(Back to Index)

(Back to Index)

RESOURCE CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
SEPTEMBER 30, 2017
(unaudited)

The following table summarizes restricted common stock grants during the nine months ended September 30, 2017:

Date	Shares	Vesting per Year	Vesting Date(s)
January 25, 2017	333,808	33.3%	1/25/18, 1/25/19, 1/25/20
February 1, 2017	4,242	100%	2/1/18
March 8, 2017	18,450	100%	3/8/18
March 13, 2017	4,299	100%	3/13/18
June 1, 2017	3,575	100%	6/1/18
June 6, 2017	3,680	100%	6/6/18
September 29, 2017	3,246	100%	9/29/18
The following table summarizes the status of the Company’s vested stock options at September 30, 2017:

Vested Options	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Vested at January 1, 2017	26,250	$46.60
Vested	—	—
Exercised	—	—
Forfeited	—	—
Expired	(16,250)	59.52
Vested at September 30, 2017	10,000	$25.60	3.63	$—
There were no options granted during the nine months ended September 30, 2017 or 2016. The outstanding stock options have a contractual term of ten years and will expire in 2021.
The components of equity compensation expense for the periods presented are as follows (in thousands):

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2017	2016	2017	2016
Restricted shares granted to non-employees (1)	$817	$1,639	$2,207	$3,352
Restricted shares granted to non-employee directors	78	64	210	192
Total equity compensation expense (2)	$895	$1,703	$2,417	$3,544

(1)	Non-employees are employees of Resource America and C-III.

(2)	Amounts do not include equity compensation expense for employees of our subsidiary PCM, which is included in net income (loss) for discontinued operations, net of tax.
Under the Company's Management Agreement, incentive compensation is paid quarterly. Up to 75% of the incentive compensation is paid in cash and at least 25% is paid in the form of an award of common stock. During the three and nine months ended September 30, 2017, the Manager earned approximately 51,300 shares as incentive compensation valued at $539,000 pursuant to the Management Agreement. The Manager received no incentive management fee for the three and nine months ended September 30, 2016.
All equity awards, apart from incentive compensation under the Management Agreement are discretionary in nature and subject to approval by the compensation committee of the Company's board of directors.

(Back to Index)

(Back to Index)

RESOURCE CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
SEPTEMBER 30, 2017
(unaudited)

NOTE 13 - EARNINGS PER SHARE
The following table presents a reconciliation of basic and diluted earnings per share for the periods presented as follows (in thousands, except share and per share amounts):

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2017	2016	2017	2016
Net income from continuing operations	$24,745	$(34,300)	$46,487	$(14,540)
Net income allocated to preferred shares	(6,014)	(6,015)	(18,043)	(18,077)
Carrying value in excess of consideration paid for preferred shares	—	—	—	1,500
Net loss allocable to non-controlling interest, net of taxes	—	63	196	213
Net income from continuing operations allocable to common shares	18,731	(40,252)	28,640	(30,904)
Net loss from discontinued operations, net of tax	(6,087)	(11,321)	(10,832)	(12,532)
Net income (loss) allocable to common shares	$12,644	$(51,573)	$17,808	$(43,436)

Basic:
Weighted average number of shares outstanding	30,857,232	30,528,368	30,810,259	30,513,131
Continuing operations	$0.61	$(1.32)	$0.93	$(1.01)
Discontinued operations	(0.20)	(0.37)	(0.35)	(0.41)
Basic net income (loss) per share	$0.41	$(1.69)	$0.58	$(1.42)

Diluted:
Weighted average number of shares outstanding	30,857,232	30,528,368	30,810,259	30,513,131
Additional shares due to assumed conversion of dilutive instruments	257,920	—	206,849	—
Adjusted weighted-average number of common shares outstanding	31,115,152	30,528,368	31,017,108	30,513,131
Continuing operations	$0.61	$(1.32)	$0.92	$(1.01)
Discontinued operations	(0.20)	(0.37)	(0.35)	(0.41)
Diluted net income (loss) per share	$0.41	$(1.69)	$0.57	$(1.42)

Potentially dilutive shares excluded from calculation due to anti-dilutive effect (1)	12,215,259	9,002,864	10,085,439	9,002,864

(1)
Potentially dilutive shares issuable in connection with the potential conversion of the Company's 6.00% Convertible Senior Notes, 8.00% Convertible Senior Notes and 4.50% Convertible Senior Notes (see Note 10) were not included in the calculation of diluted net income (loss) per share because the effect would be anti-dilutive.

(Back to Index)

(Back to Index)

RESOURCE CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
SEPTEMBER 30, 2017
(unaudited)

NOTE 14 - ACCUMULATED OTHER COMPREHENSIVE INCOME
The following table presents the changes in each component of accumulated other comprehensive income for the nine months ended September 30, 2017 (dollars in thousands):

	Net unrealized (loss) gain on derivatives	Net unrealized (loss) gain on securities, available-for-sale	Accumulated other comprehensive income (loss)
Balance, January 1, 2017	$(18)	$3,099	$3,081
Other comprehensive income (loss) before reclassifications	211	(3,167)	(2,956)
Amounts reclassified from accumulated other comprehensive income	17	1,342	1,359
Balance, September 30, 2017	$210	$1,274	$1,484
NOTE 15 - RELATED PARTY TRANSACTIONS
Relationship with C-III and Certain of its Subsidiaries
Relationship with C-III and Certain of their Subsidiaries.  On September 8, 2016, Resource America was acquired by C-III, a leading CRE investment management and services company engaged in a broad range of activities, including primary and special loan servicing, loan origination, fund management, CDO management, principal investment, zoning due diligence, investment sales and multifamily property management. As part of the transaction, C-III took over control of the Company's Manager and became the beneficial owner of 715,396 shares of the Company's common stock (2.3% of the Company's outstanding common shares) through its indirect ownership of the Company's Manager and Resource Capital Investor, Inc. C-III is indirectly controlled and partially owned by Island Capital Group ("Island Capital"), of which Andrew L. Farkas, Chairman of the Company, is the managing member. Mr. Farkas is also chairman and chief executive officer of C-III. In addition, Robert C. Lieber, the Company's Chief Executive Officer, is an executive managing director of both C-III and Island Capital. Matthew J. Stern, the Company's President, is a senior managing director of both C-III and Island Capital. Jeffrey P. Cohen, who is a member of the Company’s Board, is an executive managing director of C-III and president of Island Capital. These officers and the Company’s other executive officers are also officers of the Company’s Manager, Resource America, C-III or affiliates of those companies.

The Company has entered into a management agreement under which the Company's Manager receives substantial fees. On May 22, 2016, the Company entered into a letter agreement with Resource America pursuant to which the Company irrevocably waived its right to terminate the management agreement as a result of a "Change of Control" (as defined in the management agreement) resulting from the acquisition of Resource America by C-III. Upon consummation of that acquisition, Resource America paid a $1.5 million fee to the Company for the waiver. For the three and nine months ended September 30, 2017, the Manager earned base management fees of approximately $2.7 million and $8.0 million, respectively. For the three and nine months ended September 30, 2016, the Manager earned base management fees of approximately $2.9 million and $9.8 million, respectively. For the three and nine months ended September 30, 2017, the Manager earned incentive management fees of $2.2 million, of which 75%, or $1.6 million will be paid in cash and 25%, or approximately $539,000 will be paid in common stock. No incentive management fees were earned for the three and nine months ended September 30, 2016.  The Company reimburses the Manager for expenses and the costs of employees of Resource America who perform legal, accounting, due diligence and other services that outside professionals or consultants would otherwise perform. The management agreement, as amended, also provides that the Manager must furnish the Company with a director of investor relations. The Company bears the expense of the compensation and benefits of the Company's Chief Financial Officer, Chief Accounting Officer and several accounting and tax professionals and 50% of the salary and benefits of the investor relations officer. Until September 8, 2016, the Company also reimbursed Resource America for the compensation and benefits of the former Chairman. For the three and nine months ended September 30, 2017, the Company reimbursed the Manager $1.2 million and $4.2 million for all such compensation and costs, respectively. For the three and nine months ended September 30, 2016, the Company reimbursed the Manager $1.4 million and $4.0 million for all such compensation and costs, respectively.

(Back to Index)

(Back to Index)

RESOURCE CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
SEPTEMBER 30, 2017
(unaudited)

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
On November 24, 2010, the Company entered into an Investment Management Agreement with Resource Capital Markets, Inc. ("RCM"), which is an indirect wholly-owned subsidiary of C-III.  The initial and amended agreements provided that: (a) RCM may invest up to $13.0 million of the Company’s funds, with the investable amount being adjusted by portfolio gains (losses) and collections, and offset by expenses, taxes and realized management fees, and (b) RCM can earn a management fee in any year that the net profits earned exceed a preferred return. RCM can earn a management fee of 20% of the amount by which the net profits exceed the preferred return.  During the three and nine months ended September 30, 2017 and 2016, RCM earned no management fees.  The Company also reimburses RCM for expenses paid on the Company's behalf. For the three and nine months ended September 30, 2017, the Company paid RCM no expense reimbursements. For the three and nine months ended September 30, 2016, the Company paid RCM $1,000 and $9,000 as expense reimbursements, respectively.
At September 30, 2017, the Company was indebted to the Manager for $3.1 million, comprised of base management fees of $908,000, incentive management fees of $2.2 million and expense reimbursements of $47,000.  At December 31, 2016, the Company was indebted to the Manager for $1.4 million, comprised of base management fees of $1.3 million and expense reimbursements of $35,000. At September 30, 2017 and December 31, 2016, the Company was also indebted to the Manager for an oversight fee of $63,000 and $138,000, respectively, which was recorded in liabilities held for sale. The Company's base management fee payable and expense reimbursements payable are recorded in management fee - related party and accounts payable and other liabilities on the consolidated balance sheets, respectively. At September 30, 2017, RCM was indebted to the Company under the Company’s Investment Management Agreement for $17,000, which was comprised of a vendor refund offset by expense reimbursements.  At December 31, 2016, the Company was indebted to RCM under the Company’s Investment Management Agreement for $216,000, comprised entirely of expense reimbursements.
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
At September 30, 2017, the Company retained equity in six securitizations, which were structured for the Company by the Manager, although three of the securitizations were substantially liquidated as of September 30, 2017.  Under the Management Agreement, the Manager was not separately compensated by the Company for executing these transactions and is not separately compensated for managing the securitization entities and their assets.
Relationship with LEAF Commercial Capital. Leaf Commercial Capital ("LCC"), a former subsidiary of Resource America in which the Company owned a noncontrolling interest, originated and managed equipment leases and notes on behalf of the Company.
On November 16, 2011, the Company, together with LEAF Financial and LCC, entered into a securities purchase agreement with Eos Partners, L.P., a private investment firm, and its affiliates (see Note 3). The Company’s resulting interest in LCC was accounted for under the equity method and recorded in equity in earnings of unconsolidated entities on the consolidated statements of operations. For the three and nine months ended September 30, 2017, the Company recorded income of $41.0 million and $41.3 million, respectively, in respect of the Company's equity interests in LCC. For the three and nine months ended September 30, 2016, the Company recorded income of $415,000 and $2.8 million, respectively, in respect of the Company's equity interests in LCC. On July 31, 2017, the Company sold it's investment in LCC and received cash proceeds of $84.3 million. The Company had no investment in LCC at September 30, 2017 and a total investment of $43.0 million at December 31, 2016.

(Back to Index)

(Back to Index)

RESOURCE CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
SEPTEMBER 30, 2017
(unaudited)

Relationship with CVC Credit Partners. On April 17, 2012, Apidos Capital Management ("ACM"), a former subsidiary of Resource America, was sold to CVC Credit Partners, LLC ("CVC Credit Partners"), a joint venture entity in which C-III owned a 24% interest through August 10, 2017. CVC Credit Partners manages internally and externally originated syndicated corporate loans on the Company’s behalf.  On February 24, 2011, one of the Company's subsidiaries purchased 100% of the ownership interests in Churchill Pacific Asset Management LLC ("CPAM") from Churchill Financial Holdings LLC for $22.5 million.  CPAM subsequently changed its name to Resource Capital Asset Management ("RCAM"). Through RCAM, the Company was entitled to collect senior, subordinated and incentive fees related to five CLOs holding approximately $1.9 billion in assets managed by RCAM.  RCAM is assisted by CVC Credit Partners in managing these CLOs.  CVC Credit Partners is entitled to 10% of all subordinated fees and 50% of the incentive fees received by RCAM.  For the three and nine months ended September 30, 2017, CVC Credit Partners earned subordinated and incentive fees totaling $53,000 and $1.4 million, respectively. For the three and nine months ended September 30, 2016, CVC Credit Partners earned subordinated and incentive fees totaling $254,000 and $561,000, respectively. In October 2012, the Company purchased 66.6% of the preferred equity in one of the RCAM-managed CLOs. In May 2013, the Company purchased additional equity in this CLO, increasing its ownership percentage to 68.3%. The CLOs were liquidated in February 2013, January 2016, September 2016 and February 2017, respectively. The unamortized balance of the intangible asset was $0 and $213,000 at September 30, 2017 and December 31, 2016, respectively. During the nine months ended September 30, 2017 and 2016, the Company recorded impairment of $177,000 and $3.7 million on the related intangible asset of these CLOs. At September 30, 2017, the Company had no remaining investment in RCAM. C-III sold its interest in CVC Credit Partners in August 2017, and, as a result, CVC Credit Partners is no longer considered a related party of the Company.
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
Relationship with Resource Real Estate. Resource Real Estate, an indirect wholly-owned subsidiary of C-III, originates, finances and manages the Company’s CRE loan portfolio.  The Company reimburses Resource Real Estate for loan origination costs associated with all loans originated.  The Company also reimburses Resource Real Estate for expenses, including the expenses of employees of Resource America who perform legal, accounting, due diligence and other services that outside professionals or consultants would otherwise perform, and for the compensation and benefits of several Resource America personnel dedicated to the Company's operations. At September 30, 2017 and December 31, 2016, the Company was indebted to Resource Real Estate for $703,000 and $899,000 for expense reimbursements and Resource Real Estate was indebted to the Company for $0 and $50,000 for loan deposits, respectively.
On December 1, 2009, the Company purchased a membership interest in RRE VIP Borrower, LLC (an unconsolidated VIE that held an interest in a real estate joint venture) from Resource America for $2.1 million, its book value.  Resource Real Estate Management, LLC was the asset manager of the venture and received a monthly asset management fee equal to 1.0% of the combined investment calculated as of the last calendar day of the month. There were no fees incurred for the three and nine months ended September 30, 2017 and 2016, as the last property associated with the joint venture was sold in July 2014. For the three and nine months ended September 30, 2017, the Company recorded income of $6,000 and $44,000, respectively, which was recorded in equity in earnings of unconsolidated entities on the consolidated statements of operations. For the three and nine months ended September 30, 2016, the Company recorded income of $0 and $35,000, respectively, which was recorded in equity in earnings of unconsolidated entities on the consolidated statements of operations. The income recorded in 2017 and 2016 was related to insurance premium refunds and the liquidation of bank accounts with respect to the underlying sold properties of the portfolio.

(Back to Index)

(Back to Index)

RESOURCE CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
SEPTEMBER 30, 2017
(unaudited)

The Company has executed the following five real estate securitization transactions, which provide financing for CRE loans: (i) RCC CRE Notes 2013, a $307.8 million securitization that closed in December 2013; (ii) RCC 2014-CRE2, a $353.9 million securitization that closed in July 2014; (iii) RCC 2015-CRE3, a $346.2 million securitization that closed in February 2015; (iv) RCC 2015-CRE4, a $312.9 million securitization that closed in August 2015 and (v) RCC 2017-CRE5, a $376.7 million securitization that closed in July 2017. Resource Real Estate serves as special servicer for each securitization. With respect to each specially serviced mortgage loan, Resource Real Estate receives an amount equal to the product of (a) the special servicing fee rate, 0.25% per annum multiplied by (b) the outstanding principal balance of such specially serviced mortgage loan. The servicing fee is payable monthly, on an asset-by-asset basis. C-III Asset Management LLC serves as the servicer for RCC 2017-CRE5 and receives an amount equal to the product of (a) the servicing fee rate, 0.05% per annum multiplied by (b) the outstanding principal balance of each mortgage loan. The servicing fee is payable monthly, on an asset-by-asset basis. During the three and nine month ended September 30, 2017, C-III Asset Management LLC earned approximately $40,000. The Company was indebted to C-III Asset Management LLC for approximately $13,000 at September 30, 2017. The Company utilizes the brokerage services of Resource Securities, Inc. ("Resource Securities"), an indirect wholly-owned broker-dealer subsidiary of C-III, on a limited basis to sell some of the securities of our securitizations. The Company paid Resource Securities placement agent fees in connection with each transaction as follows: $205,000, $175,000, $100,000, and $85,000, respectively. No placement agency fees were paid to Resource Securities in connection with the RCC 2017-CRE5 transaction. In December 2016, RCC CRE Notes 2013 was liquidated, and, as a result, the remaining assets were returned to RCC Real Estate in exchange for the Company's preference shares and equity notes in the securitization. In August 2017, all third-party notes relating to RCC 2014-CRE2 were paid off and the remaining $93.0 million loan balance was transferred to RCC Real Estate as part of the securitization's liquidation in exchange for the Company's preference shares and equity notes in the securitization.
In July 2014, the Company formed RCM Global Manager to invest in RCM Global, an entity formed to hold a portfolio of structured product securities. The Company contributed $15.0 million for a 63.8% membership interest in RCM Global. The portion of RCM Global that the Company did not own was presented as non-controlling interest at December 31, 2015 and for the years ended December 31, 2015 and 2014 in the Company's consolidated financial statements. All intercompany accounts and transactions were eliminated in consolidation. In March and June 2015, the Company requested and received an in-kind distribution of certain securities held by RCM Global resulting in a reduction in its ownership interest. The distribution of and subsequent sale of those securities by the Company through its subsidiary, RCC Residential, resulted in the realization of $5.0 million of net gain for the year ended December 31, 2015. During the nine months ended September 30, 2017, RCC Residential received net cash distributions in the amount of $145,000. At September 30, 2017, the Company's ownership interest in RCM Global was 9.5%, and the remainder was owned by subsidiaries of Resource America and certain of its employees and their spouses. On January 1, 2016, the Company adopted new consolidation guidance on variable interest entities and, as a result, the Company deconsolidated RCM Global and now accounts for this investment as an investment in unconsolidated entity on the consolidated balance sheets. For the three and nine months ended September 30, 2017, the Company recorded losses of $61,000 and $231,000 which was recorded in equity in (losses) earnings of unconsolidated subsidiaries on the consolidated statements of operations, respectively. For the three and nine months ended September 30, 2016, the Company recorded losses of $560,000 and $160,000 which was recorded in equity in (losses) earnings of unconsolidated subsidiaries on the consolidated statements of operations, respectively.
In September 2014, the Company contributed $17.5 million to Pelium Capital for an initial ownership interest of 80.4%. Pelium Capital is a specialized credit opportunity fund managed by an indirect wholly-owned subsidiary of C-III. The Company funded its final commitment of $2.5 million as of February 2015. The Company received 10% of the carried interest in the partnership. Resource America contributed securities valued at $2.8 million upon the formation of Pelium Capital. For the three and nine months ended September 30, 2017, the Company recorded earnings of $54,000 and losses of $22,000 which was recorded in equity in (losses) earnings of unconsolidated entities on the consolidated statements of operations, respectively. For the three and nine months ended September 30, 2016, the Company recorded earnings of $1.0 million and $2.8 million which was recorded in equity in (losses) earnings of unconsolidated entities on the consolidated statements of operations, respectively. During 2017, the Company received proceeds of $13.6 million related to the partial liquidation of its investment. The Company's investment balance in Pelium Capital was $12.3 million and $26.0 million at September 30, 2017 and December 31, 2016, respectively. The Company held an 80.2% interest in Pelium Capital at September 30, 2017.

(Back to Index)

(Back to Index)

RESOURCE CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
SEPTEMBER 30, 2017
(unaudited)

On June 2015, the Company committed to invest up to $50.0 million in Pearlmark Mezz, a Delaware limited partnership. The investment advisor of Pearlmark Mezz is Pearlmark Real Estate LLC ("Pearlmark Manager"), which is 50% owned by Resource America. The Company pays Pearlmark Manager management fees of 1.0% on the unfunded committed capital and 1.5% on the invested capital. The Company was entitled to a management fee rebate of 25% for the first year of the fund, which ended on June 24, 2016. Resource America had agreed that it will credit any such fees paid by the Company to Pearlmark Manager against the base management fee that the Company pays to the Manager. In May 2017, the Company sold its equity interest in Pearlmark Mezz for proceeds of $16.2 million and recognized a net loss of $345,000, which was recorded in equity in (losses) earnings of unconsolidated entities on the consolidated statements of operations.
NOTE 16 - DISTRIBUTIONS
For the quarter ended September 30, 2017, the Company declared and subsequently paid a dividend of $0.05 per common share.
In order to qualify as a REIT, the Company must currently distribute at least 90% of its taxable income.  In addition, the Company must distribute 100% of its taxable income in order not to be subject to corporate federal income taxes on retained income.  The Company anticipates it will distribute substantially all of its taxable income to its stockholders.  Because taxable income differs from cash flow from operations due to non-cash revenues or expenses (such as provisions for loan and lease losses and depreciation), in certain circumstances, the Company may generate operating cash flow in excess of its distributions or, alternatively, may be required to borrow funds to make sufficient distribution payments.
The Company’s 2017 dividends are determined by the Company’s board of directors, which also consider the composition of any dividends declared, including the option of paying a portion in cash and the balance in additional common shares.

(Back to Index)

(Back to Index)

RESOURCE CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
SEPTEMBER 30, 2017
(unaudited)

The following tables present dividends declared (on a per share basis) for the first, second and third quarters of 2017 and each of the quarters in 2016:

Common Stock
	Date Paid	Total Dividend Paid	Dividend Per Share
		(in thousands)
2017
March 31	April 27	$1,568	$0.05
June 30	July 28	$1,567	$0.05
September 30	October 27	$1,566	$0.05
2016
March 31	April 28	$13,073	$0.42
June 30	July 28	$13,051	$0.42
September 30	October 28	$13,012	$0.42
December 31	January 27, 2017	$1,550	$0.05

Preferred Stock
	Series A			Series B			Series C
	Date Paid	Total Dividend Paid	Dividend Per Share	Date Paid	Total Dividend Paid	Dividend Per Share	Date Paid	Total Dividend Paid	Dividend Per Share
		(in thousands)			(in thousands)			(in thousands)
2017
March 31	May 1	$568	$0.531250	May 1	$2,859	$0.515625	May 1	$2,588	$0.539063
June 30	July 31	$568	$0.531250	July 31	$2,859	$0.515625	July 31	$2,588	$0.539063
September 30	October 30	$568	$0.531250	October 30	$2,859	$0.515625	October 30	$2,588	$0.539063
2016
March 31	May 2	$568	$0.531250	May 2	$2,859	$0.515625	May 2	$2,588	$0.539063
June 30	August 1	$568	$0.531250	August 1	$2,859	$0.515625	August 1	$2,588	$0.539063
September 30	October 31	$568	$0.531250	October 31	$2,859	$0.515625	October 31	$2,588	$0.539063
December 31	January 30, 2017	$568	$0.531250	January 30, 2017	$2,859	$0.515625	January 30, 2017	$2,588	$0.539063

(Back to Index)

(Back to Index)

RESOURCE CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
SEPTEMBER 30, 2017
(unaudited)

NOTE 17 - FAIR VALUE OF FINANCIAL INSTRUMENTS
The following table presents the Company’s financial instruments at fair value on a recurring basis based upon the fair value hierarchy (in thousands):

	Level 1	Level 2	Level 3	Total
At September 30, 2017:
Assets:
Investment securities, trading	$—	$—	$162	$162
Investment securities available-for-sale	—	—	189,173	189,173
Loans held for sale	—	1	37	38
Derivatives	—	235	—	235
Total assets at fair value	$—	$236	$189,372	$189,608

Liabilities:
Derivatives	$—	$229	$—	$229
Total liabilities at fair value	$—	$229	$—	$229

At December 31, 2016:
Assets:
Investment securities, trading	$—	$369	$4,123	$4,492
Investment securities available-for-sale	—	—	124,968	124,968
Loans held for sale	—	787	220	1,007
Derivatives	—	647	—	647
Total assets at fair value	$—	$1,803	$129,311	$131,114

Liabilities:
Derivatives	$—	$97	$—	$97
Total liabilities at fair value	$—	$97	$—	$97

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

(Back to Index)

(Back to Index)

RESOURCE CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
SEPTEMBER 30, 2017
(unaudited)

The following table presents additional information about the Company's assets that are measured at fair value on a recurring basis for which the Company has utilized Level 3 inputs (in thousands):

	CMBS	ABS	Structured Notes	Loans Held for Sale	RMBS	Total
Balance, January 1, 2017	$98,087	$25,280	$4,123	$220	$1,601	$129,311
Included in earnings	—	1,665	154	58	(158)	1,719
Purchases	121,757	—	—	—	—	121,757
Sales	(4,025)	(19,767)	—	—	(1,111)	(24,903)
Paydowns	(30,748)	(2,773)	(4,115)	(241)	(256)	(38,133)
Capitalized interest	—	1,263	—	—	—	1,263
Included in OCI	769	(2,335)	—	—	(76)	(1,642)
Balance, September 30, 2017	$185,840	$3,333	$162	$37	$—	$189,372
The Company's Pearlmark Mezz indemnification liability, recognized in earnings during the nine months ended September 30, 2017, had a fair value of $703,000 at September 30, 2017. The fair value, determined on a non-recurring basis, was valued by a third-party valuation service.
The Company is required to disclose the fair value of financial instruments for which it is practicable to estimate that value.  The fair values of the Company's short-term financial instruments such as cash and cash equivalents, restricted cash, interest receivable, principal paydowns receivable, accrued interest expense and distributions payable approximate their carrying value on the consolidated balance sheets.  The fair values of the Company’s investment securities, trading are reported in Note 7.  The fair values of the Company’s investment securities available-for-sale are reported in Note 8.  The fair values of the Company's loans held for sale are reported in Note 5. The fair values of the Company’s derivative instruments are reported in Note 18.
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
Junior subordinated notes are estimated by discounted cash flows with discount rates of 11.34% and 11.34% and used in the evaluation of RCT I and RCT II, respectively.
The fair value of the convertible notes is determined using a discounted cash flow model that discounts the expected future cash flows using current interest rates on similar debts that do not have a conversion option. The 6.00% Convertible Senior Notes are discounted at a rate of 7.92%, the 8.00% Convertible Senior Notes are discounted at a rate of 9.65% and the 4.50% Convertible Senior Notes are discounted at a rate of 7.17%.
Repurchase agreements are variable rate debt instruments indexed to LIBOR that reset periodically and, as a result, their carrying value approximates their fair value.

(Back to Index)

(Back to Index)

RESOURCE CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
SEPTEMBER 30, 2017
(unaudited)

The fair values of the Company’s remaining financial instruments that are not reported at fair value on the consolidated balance sheets are reported in the following table (in thousands):

		Fair Value Measurements
	Carrying Amount	Fair Value	Quoted Prices in Active Markets for Identical Assets of Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
At September 30, 2017:
Loans held for investment	$1,264,264	$1,270,375	$—	$—	$1,270,375
Senior notes in CRE securitizations	$465,529	$470,715	$—	$—	$470,715
Junior subordinated notes	$51,548	$26,442	$—	$—	$26,442
Convertible senior notes	$216,304	$235,385	$—	$—	$235,385
Repurchase agreements	$438,713	$440,081	$—	$—	$440,081
Indemnification agreement	$703	$703	$—	$—	$703

At December 31, 2016:
Loans held for investment	$1,286,278	$1,292,099	$—	$—	$1,292,099
Senior notes in CRE securitizations	$480,101	$486,524	$—	$—	$486,524
Junior subordinated notes	$51,548	$27,246	$—	$—	$27,246
Convertible senior notes	$208,297	$215,000	$—	$—	$215,000
Repurchase agreements	$451,510	$453,794	$—	$—	$453,794
NOTE 18 - MARKET RISK AND DERIVATIVE INSTRUMENTS
The Company is affected by changes in certain market conditions. These changes in market conditions may adversely impact the Company's financial performance and are referred to as "market risks." When deemed appropriate, the Company uses derivatives as a risk management tool to mitigate the potential impact of certain market risks. The primary market risks managed by the Company through the use of derivative instruments are interest rate risk and foreign currency exchange rate risk.
The Company may hold various derivatives in the ordinary course of business, including: interest rate swaps and forward contracts. Interest rate swap agreements are contracts between two parties to exchange cash flows based on specified underlying notional amounts, assets and/or indices. Forward contracts represent future commitments to either purchase or to deliver a quantity of a currency (foreign currency hedging) at a predetermined future date, at a predetermined rate or price and are used to manage currency risk with respect to the Company's long positions in foreign currency-denominated investment securities.
A significant market risk to the Company is interest rate risk.  Interest rates are highly sensitive to many factors, including governmental monetary and tax policies, domestic and international economic and political considerations and other factors beyond the Company’s control.  Changes in the general level of interest rates can affect net interest income, which is the difference between the interest income earned on interest-earning assets and the interest expense incurred in connection with the interest-bearing liabilities.  Changes in the level of interest rates also can affect the value of the Company’s interest-earning assets and the Company’s ability to realize gains from the sale of these assets.  A decline in the value of the Company’s interest-earning assets pledged as collateral for borrowings could result in the counterparties demanding additional collateral pledges or liquidation of some of the existing collateral to reduce borrowing levels.
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
At September 30, 2017, the Company had six interest rate swap contracts outstanding whereby the Company paid a weighted average fixed rate of 2.06% and received a variable rate equal to one-month LIBOR. The aggregate notional amount of these contracts was $34.3 million at September 30, 2017.  The counterparty for the Company’s designated interest rate hedge contracts at September 30, 2017 was Wells Fargo.

(Back to Index)

(Back to Index)

RESOURCE CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
SEPTEMBER 30, 2017
(unaudited)

At December 31, 2016, the Company had no interest rate swap contracts outstanding.
 The estimated fair value of the Company’s asset related to interest rate swaps was $211,000 at September 30, 2017.  The Company had aggregate unrealized gains of $211,000 on the interest rate swap agreements at September 30, 2017, which is recorded in accumulated other comprehensive income (loss) on the consolidated balance sheets.
The Company had aggregate unrealized losses on an interest rate swap agreement that was canceled, at the Company's request in April 2016, of $18,000 at December 31, 2016, which is recorded in accumulated other comprehensive income (loss) on the consolidated balance sheets.  The aggregate unrealized loss is amortized through earnings over the remaining life of the canceled agreement. The amortization is reported in interest expense in the Company’s consolidated statements of operations. The Company incurred interest expense of $0 and $18,000 during the three and nine months ended September 30, 2017, respectively, to fully amortize the remaining accumulated other comprehensive income (loss).
The Company had master netting agreements with Credit Suisse International and Wells Fargo at September 30, 2017. Regulations promulgated under the Dodd-Frank Act mandate that the Company clear certain new interest rate swap transactions through a central counterparty. Transactions that are centrally cleared result in the Company facing a clearing house, rather than a swap dealer, as counterparty.  Central clearing requires the Company to post collateral in the form of initial and variation margin to satisfy potential future obligations.  At September 30, 2017, the Company had centrally cleared interest rate swap contracts with a fair value in an asset position of $211,000. At December 31, 2016, there were no centrally cleared interest rate swap contracts.
The Company classifies its interest rate risk hedges as cash flow hedges, which are hedges that eliminate the risk of changes in the cash flows of a financial asset or liability. The Company records changes in fair value of derivatives designated and effective as cash flow hedges in accumulated other comprehensive income (loss), and records changes in fair value of derivatives designated and ineffective as cash flow hedges in earnings.
The Company is also exposed to foreign currency exchange rate risk, a form of risk that arises from the change in price of one currency against another. However, substantially all of the Company's revenues are transacted in U.S. dollars. To address this market risk, the Company generally hedges foreign currency-denominated exposures (typically investments in debt instruments, including forecasted principal and interest payments) with foreign currency forward contracts. The Company classifies these hedges as fair value hedges, which are hedges that mitigate the risk of changes in the fair values of assets, liabilities, and certain types of firm commitments. The Company records changes in fair value of derivatives designated and effective as fair value hedges in earnings offset by corresponding changes in the fair values of the hedged items.
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
SEPTEMBER 30, 2017
(unaudited)

The following tables present the fair value of the Company’s derivative financial instruments as well as their classification on the Company's consolidated balance sheets and on the consolidated statements of operations for the periods presented:
Fair Value of Derivative Instruments at September 30, 2017 (in thousands)

	Asset Derivatives
	Notional Amount	Consolidated Balance Sheet Location	Fair Value
Interest rate swap contracts, hedging(1)	$34,250	Derivatives, at fair value	$211
Forward contracts - foreign currency, hedging(2) (3)	$3,869	Derivatives, at fair value	$24
	Liability Derivatives
	Notional Amount	Consolidated Balance Sheet Location	Fair Value
Forward contracts - foreign currency, hedging(2) (3)	$13,143	Derivatives, at fair value	$229

Interest rate swap contracts, hedging	$34,250	Accumulated other comprehensive (income) loss	$(210)

(1)	Interest rate swap contracts are accounted for as cash flow hedges.

(2)	Foreign currency forward contracts are accounted for as fair value hedges.

(3)
Notional amount presented is translated to US Dollars. The base currency notional amount of the Company's foreign currency hedging forward contracts in an asset position was €3.3 million at September 30, 2017. The base currency notional amount of the Company's foreign currency hedging forward contracts in a liability position was €11.1 million at September 30, 2017.

Fair Value of Derivative Instruments at December 31, 2016 (in thousands)

	Asset Derivatives
	Notional Amount	Consolidated Balance Sheet Location	Fair Value
Forward contracts - foreign currency, hedging(1) (2)	$12,489	Derivatives, at fair value	$647
	Liability Derivatives
	Notional Amount	Consolidated Balance Sheet Location	Fair Value
Forward contracts - foreign currency, hedging(1) (2)	$11,700	Derivatives, at fair value	$97

Interest rate swap contracts, hedging	$—	Accumulated other comprehensive (income) loss	$(18)

(1)	Foreign currency forward contracts are accounted for as fair value hedges.

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

The Effect of Derivative Instruments on the Consolidated Statements of Operations for the
Nine Months Ended September 30, 2017 (in thousands)

	Derivatives
	Consolidated Statements of Operations Location	Realized and Unrealized Gain (Loss) (1)
Interest rate swap contracts, hedging	Interest expense	$(53)
Forward contracts - foreign currency, hedging	Net realized and unrealized (loss) gain on investment securities available-for-sale and loans and derivatives	$(1,998)

(1)	Negative values indicate a decrease to the associated consolidated statements of operations line items.

(Back to Index)

(Back to Index)

RESOURCE CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
SEPTEMBER 30, 2017
(unaudited)

The Effect of Derivative Instruments on the Consolidated Statements of Operations for the
Nine Months Ended September 30, 2016 (in thousands)

	Derivatives
	Consolidated Statements of Operations Location	Realized and Unrealized Gain (Loss) (1)
Interest rate swap contracts, hedging	Interest expense	$(95)
Forward contracts - foreign currency, hedging	Net realized and unrealized (loss) gain on investment securities available-for-sale and loans and derivatives	$(733)

(1)	Negative values indicate a decrease to the associated consolidated statements of operations line items.
NOTE 19 - OFFSETTING OF FINANCIAL ASSETS AND LIABILITIES
The following table presents a summary of the Company's offsetting of derivative assets (in thousands):

				(iv) Gross Amounts Not Offset in the Consolidated Balance Sheets
	(i) Gross Amounts of Recognized Assets	(ii) Gross Amounts Offset in the Consolidated Balance Sheets	(iii) = (i) - (ii) Net Amounts of Assets Included in the Consolidated Balance Sheets	Financial Instruments	Cash Collateral Pledged	(v) = (iii) - (iv) Net Amount
At September 30, 2017:
Derivative hedging instruments, at fair value(1)	$235	$—	$235	$—	$—	$235
Total	$235	$—	$235	$—	$—	$235

At December 31, 2016:
Derivative hedging instruments, at fair value	$647	$—	$647	$—	$—	$647
Total	$647	$—	$647	$—	$—	$647

(1)	The Company posted cash margin of $1.7 million related to interest rate swap contracts entered into as of September 30, 2017.

(Back to Index)

(Back to Index)

RESOURCE CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
SEPTEMBER 30, 2017
(unaudited)

The following table presents a summary of the Company's offsetting of financial liabilities and derivative liabilities (in thousands):

				(iv) Gross Amounts Not Offset in the Consolidated Balance Sheets
	(i) Gross Amounts of Recognized Liabilities	(ii) Gross Amounts Offset in the Consolidated Balance Sheets	(iii) = (i) - (ii) Net Amounts of Liabilities Included in the Consolidated Balance Sheets	Financial Instruments(1)	Cash Collateral Pledged	(v) = (iii) - (iv) Net Amount
At September 30, 2017:
Derivative hedging instruments, at fair value	$229	$—	$229	$—	$—	$229
Repurchase agreements and term facilities(2)	438,713	—	438,713	438,713	—	—
Total	$438,942	$—	$438,942	$438,713	$—	$229

At December 31, 2016:
Derivative hedging instruments, at fair value	$97	$—	$97	$—	$—	$97
Repurchase agreements and term facilities(2)	451,510	—	451,510	451,510	—	—
Total	$451,607	$—	$451,607	$451,510	$—	$97

(1)	Amounts represent collateral pledged that is available to be offset against liability balances associated with term facilities, repurchase agreements and derivative transactions.

(2)
The combined fair value of securities and loans pledged against the Company's various term facilities and repurchase agreements was $746.4 million and $724.8 million at September 30, 2017 and December 31, 2016, respectively.

All balances associated with repurchase agreements and derivatives are presented on a gross basis on the Company's consolidated balance sheets.
Certain of the Company's repurchase agreements and derivative transactions are governed by underlying agreements that generally provide for a right of offset in the event of default or in the event of a bankruptcy of either party to the transaction.
NOTE 20 - COMMITMENTS AND CONTINGENCIES
The Company may become involved in litigation on various matters due to the nature of the Company's business activities, which it considers to be routine and in the ordinary conduct of its business. The resolution of these matters may result in adverse judgments, fines, penalties, injunctions and other relief against the Company as well as monetary payments or other agreements and obligations. In addition, the Company may enter into settlements on certain matters in order to avoid the additional costs of engaging in litigation. For the three and nine months ended September 30, 2017, the Company recorded $1.5 million as a general litigation reserve.

(Back to Index)

(Back to Index)

RESOURCE CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
SEPTEMBER 30, 2017
(unaudited)

In September 2015, Daren Levin filed a putative class action in the United States District Court for the Southern District of New York on behalf of all persons who purchased the Company's common stock between March 2, 2015 and August 4, 2015 (the "Levin Complaint").  In November 2015, the Court appointed Douglas Drees as the lead plaintiff in the action, and ordered the lead plaintiff to file an amended complaint.  In February 2016, the lead plaintiff filed an amended complaint, alleging that the Company and certain of its officers and directors materially misrepresented certain risks of its commercial loan portfolio and processes and controls for assessing the quality of its portfolio.  Based on these allegations, the amended complaint asserted claims for violation of the securities laws and seeks a variety of relief, including unspecified monetary damages as well as costs and attorneys’ fees. On June 1, 2017, a second amended complaint was filed that added a new class of Series B and Series C preferred shareholders, but was otherwise substantially similar to the amended complaint. The parties are currently engaged in discovery and the plaintiff has filed a motion for class certification, which the Company has opposed.  The Company believes the plaintiff's claims are without merit and intends to defend itself vigorously.
              Six separate shareholder derivative suits (the "New York State Actions") purporting to assert claims on behalf of the Company were filed in the Supreme Court of New York on the following dates: December 2015 (the "Reaves Complaint"), February 2017 (the "Caito Complaint"), March 2017 (the "Simpson Complaint"), March 2017 (the "Heckel Complaint"), May 2017 (the "Schwartz Complaint") and August 2017 (the "Greff Complaint"). Plaintiffs in the Schwartz and Greff actions made demands on the board of directors before filing suit, but plaintiffs in the Reaves, Caito, Simpson, and Heckel actions did not. All of the shareholder derivative suits are substantially similar and allege that certain of the Company's current and former officers and directors breached their fiduciary duties, wasted corporate assets, and/or were unjustly enriched. Certain complaints assert additional claims against the Manager and Resource America for unjust enrichment based on allegations that the Manager received excessive management fees from the Company. In June 2017, the Court ordered the consolidation of the Reaves, Caito, Simpson and Heckel Complaints (collectively, the "New York State Demand Futile Actions") and stayed the New York State Demand Futile Actions in favor of the federal shareholder derivative litigation described below. The Company’s time to respond to the Schwartz and Greff complaints is presently stayed by stipulation of the parties. The Company believes that the plaintiffs in each of the New York State Actions lack standing to assert claims derivatively on the Company's behalf and intends to seek the dismissal of any New York State Action as to which the stay is lifted.
                Four separate shareholder derivative suits purporting to assert claims on behalf of the Company were filed in the United States District Court for the Southern District of New York on the following dates by shareholders who declined to make a demand on the board prior to filing suit: January 2017 (the "Greenberg Complaint"), January 2017 (the "Canoles Complaint"), January 2017 (the "DeCaro Complaint") and April 2017, (the "Gehan Complaint"). In May 2017, the Court consolidated the Greenberg, Canoles, DeCaro and Gehan Complaints as the "Federal Demand Futile Actions," and in July 2017, appointed lead counsel and directed that a consolidated complaint be filed. Following consolidation, the Canoles and Gehan plaintiffs voluntarily dismissed their suits. The consolidated complaint in the Federal Demand Futile Actions, filed on August 21, 2017, alleges claims for breach of fiduciary duty, corporate waste, unjust enrichment, and violations of Section 14(a) of the Securities Exchange Act. The Company believes that the plaintiffs in the Federal Demand Futile Actions lack standing to assert claims derivatively on its behalf and moved to dismiss the consolidated complaint on that basis on October 20, 2017.
               Three additional shareholder derivative suits purporting to assert claims on behalf of the Company were filed in the United States District Court for the Southern District of New York on the following dates by shareholders who served demands on the board to bring litigation and allege that their demands were wrongfully refused: February 2017 (the "McKinney Complaint"), March 2017 (the "Sherek/Speigel Complaint") and April 2017 (the "Sebenoler Complaint"). In May 2017, the Court consolidated the McKinney, Sherek and Sebenoler Complaints as the "Federal Demand Refused Actions." A consolidated complaint was filed on June 30, 2017, alleging claims for breach of fiduciary duty, unjust enrichment, and violations of Section 14(a) of the Securities Exchange Act. The Company believes the plaintiffs’ claims that their demands to bring litigation were wrongfully refused are without merit and that the plaintiffs lack standing to assert claims derivatively on the Company’s behalf. The Company moved to dismiss the consolidated complaint in the Federal Demand Refused Actions on that basis on September 15, 2017.

(Back to Index)

(Back to Index)

RESOURCE CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
SEPTEMBER 30, 2017
(unaudited)

In August 2017, Robert Canoles filed a shareholder derivative suit in Maryland Circuit Court against certain of the Company’s current and former officers and directors, as well as the Manager and Resource America (the "Canoles Complaint"). Mr. Canoles had previously filed his suit in the United States District Court for the Southern District of New York, but voluntarily dismissed that action after the Court declined to appoint his counsel as lead counsel in the Federal Demand Futile Actions. The Canoles complaint, as amended in October 2017, asserts a variety of claims, including claims for breach of fiduciary duty, unjust enrichment, and corporate waste, that are based on allegations substantially similar to those at issue in the Federal Demand Futile Actions. The Company believes that Canoles lacks standing to assert claims derivatively on its behalf and intends to seek the dismissal of the Canoles action on that basis unless it is first stayed in favor of the duplicative Federal Demand Futile Actions.
In September 2017, Michael Hafkey filed a shareholder derivative suit in the United States District Court for the District of Maryland against certain of the Company’s former officers and directors and the Manager (the "Hafkey Complaint"). The complaint asserts a breach of fiduciary duty claim that is substantially similar to the claims at issue in the Federal Demand Refused Actions. Mr. Hafkey previously made a demand on the board of directors to investigate this claim, which was ultimately denied. The Company believes that Hafkey’s claim that his demand to bring litigation was wrongfully refused is without merit and that Hafkey consequently lacks standing to assert claims derivatively on the Company’s behalf. The Company expects to file a motion to dismiss the Hafkey action on that basis unless it is first stayed in favor of, or transferred and consolidated with, the duplicative Federal Demand Futile Actions.
A subsidiary of the Company is the subject of a lawsuit brought in 2014 by the purchaser of a hotel from such subsidiary. The complaint asserts breach of contract claims for non-payment of certain fees and expenses.  The Company believes the complaint is without merit and intends to defend itself vigorously.
PCM is a party to various claims and legal proceedings at various times. If PCM believes that a loss arising from any of these matters is probable and can be reasonably estimated, the loss is recorded. Currently, the only litigation involving PCM is related to claims for repurchases or indemnifications on loans that PCM has sold to investors. Such claims are included in the reserve for mortgage repurchases and indemnifications. The reserve for mortgage repurchases and indemnifications was $4.7 million and $4.8 million at September 30, 2017 and December 31, 2016, respectively.
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
At September 30, 2017, outstanding demands for indemnification, repurchase or make whole payments totaled approximately $11.7 million.
The most significant remaining demands against PCM are from Lehman Brothers Holding, Inc. ("LBHI"), which filed suit against PCM and approximately 150 sellers on February 3, 2016 alleging breaches of representations and warranties made on loans sold to LBHI. The repurchase claims asserted by LBHI relate to loans sold to LBHI that were subsequently sold by LBHI to either FNMA or FHLMC.  PCM has established a reserve for these asserted claims at September 30, 2017.  PCM sold additional loans to LBHI that were subsequently securitized and sold as RMBS by LBHI.  Claims have been asserted by the RMBS investors against LBHI, but no amounts have been paid by LBHI, and no claims have been asserted by LBHI against PCM.  No reserve has been established by PCM at September 30, 2017 for potential future claims related to loans sold to and securitized by LBHI.  PCM intends to defend the actions vigorously.
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

(Back to Index)

(Back to Index)

RESOURCE CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
SEPTEMBER 30, 2017
(unaudited)

In May 2017, the Company received proceeds of $16.2 million from the sale of its equity interest in Pearlmark Mezz, an unconsolidated entity. As part of the sale of Pearlmark Mezz, the Company entered into an indemnification agreement whereby the Company indemnified the purchaser against realized losses of up to $4.3 million on the Kingsway mezzanine loan until the final maturity date in 2020. A reserve of $703,000 for probable losses was recorded during the three and nine months ended September 30, 2017.
Except as previously discussed, the Company is unaware of any contingencies arising from such routine litigation that would require accrual or disclosure in the consolidated financial statements at September 30, 2017.
NOTE 21 - DISCONTINUED OPERATIONS AND ASSETS AND LIABILITIES HELD FOR SALE
In November 2016, the Company received approval from its board of directors to execute a strategic plan to focus its strategy on CRE debt investments. The Plan contemplates disposing of certain Legacy CRE loans and exiting underperforming non-core asset classes. Non-real estate businesses identified for sale were the residential mortgage and middle market lending segments as well as the Company's life settlement policy portfolio, or LCF. The Company reclassified the operating results of the residential mortgage and middle market lending segments as discontinued operations and excluded from continuing operations for all periods presented. In addition, the Company transferred the assets and liabilities of LCF and non-performing Legacy CRE loans to held for sale in the fourth quarter of 2016.
In June 2017, the Company sold its residential mortgage lending pipeline and certain other assets and liabilities, including trademarks, domain names, intellectual property and certain fixed assets. Additional consideration may be earned subject to a contractual earn out provision based on future loan production, which will be payable over an eighteen to twenty-two month period. The sale generated cash proceeds of $2.6 million, which included a nonrefundable earn out advance of $650,000. During the three months ended September 30, 2017, an additional nonrefundable earn out advance of $350,000 was recognized. The collective book value of the assets sold was $1.6 million. The Company retained residential mortgage loans held for sale, mortgage servicing rights and cash balances.

(Back to Index)

(Back to Index)

RESOURCE CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
SEPTEMBER 30, 2017
(unaudited)

The following table summarizes the operating results of the residential mortgage and middle market lending segments discontinued operations as reported separately as income (loss) from discontinued operations, net of tax for the three and nine months ended September 30, 2017 and 2016 (in thousands):

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2017	2016	2017	2016
REVENUES
Interest income:
Loans	$892	$4,236	$2,682	$24,727
Interest income - other	44	27	76	43
Total interest income	936	4,263	2,758	24,770
Interest expense	—	467	—	6,181
Net interest income	936	3,796	2,758	18,589
Gain on sale of residential mortgage loans	(1,186)	6,029	5,688	15,542
Fee income (loss)	(197)	989	3,480	(944)
Total revenues	(447)	10,814	11,926	33,187
OPERATING EXPENSES
Equity compensation expense - related party	65	63	286	900
General and administrative	5,590	8,834	21,985	22,392
Depreciation and amortization	—	142	—	418
Provision for loan and lease losses, net	—	121	—	12,180
Total operating expenses	5,655	9,160	22,271	35,890

	(6,102)	1,654	(10,345)	(2,703)
OTHER INCOME (EXPENSE)
Net realized gain (loss) on investment securities available-for-sale and loans	97	(9,631)	13	(9,829)
Fair value adjustments on financial assets held for sale	(82)	—	(500)	—
Total other income (expense)	15	(9,631)	(487)	(9,829)

LOSS FROM DISCONTINUED OPERATIONS BEFORE TAXES	(6,087)	(7,977)	(10,832)	(12,532)
Income tax benefit	—	(3,344)	—	—
NET LOSS FROM DISCONTINUED OPERATIONS	$(6,087)	$(11,321)	$(10,832)	$(12,532)

(Back to Index)

(Back to Index)

RESOURCE CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
SEPTEMBER 30, 2017
(unaudited)

The assets and liabilities of business segments classified as discontinued operations and other assets and liabilities classified as held for sale are reported separately in the accompanying consolidated financial statements and are summarized as follows at September 30, 2017 and December 31, 2016 (in thousands):

	September 30, 2017	December 31, 2016
ASSETS
Restricted cash	$139	$145
Interest receivable	80	305
Loans held for sale, at fair value	110,669	346,761
Property available for sale	—	125
Derivatives, at fair value	—	3,773
Intangible assets(1)	18,149	14,466
Other assets(2)	9,156	17,880
Total assets held for sale	$138,193	$383,455

LIABILITIES
Accounts payable and other liabilities	$9,293	$8,404
Management fee payable - related party	56	132
Accrued interest expense	22	203
Borrowings(3)	—	133,139
Derivatives, at fair value	—	685
Total liabilities held for sale	$9,371	$142,563

(1)
Includes mortgage services rights ("MSRs") with a fair value of $18.1 million and $14.4 million at September 30, 2017 and December 31, 2016, respectively. MSRs are recorded at fair value using a discounted cash flow approach to estimate the fair value utilizing the valuation services of an independent third party. The key assumptions used in the estimation of fair value include prepayment speeds, discount rates, default rates, cost to service, contractual servicing fees and escrow earnings.

(2)
Includes the Company's investment in life settlement contracts of $6.4 million and $5.8 million at September 30, 2017 and December 31, 2016, respectively, which were transferred to held for sale in the fourth quarter of 2016.

(3)	Borrowings at December 31, 2016 are entirely related to PCM. There were no borrowings at September 30, 2017.

(Back to Index)

(Back to Index)

RESOURCE CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
SEPTEMBER 30, 2017
(unaudited)

The following table summarizes the loans held for sale in the residential mortgage and middle market lending segments as well as the non-performing Legacy CRE loans transferred to held for sale in the fourth quarter of 2016. The loans held for sale are carried at the lower of cost or fair value (in thousands, except quantities):

	Quantity	Amortized Cost	Fair Value
At September 30, 2017:
Legacy CRE whole loans	5	$78,459	$78,459
Mezzanine loans(2)	1	—	—
Middle market loans(3)	5	41,199	29,177
Residential mortgage loans(5)(6)	27	3,033	3,033
Total loans	38	$122,691	$110,669

At December 31, 2016:
Legacy CRE whole loans(1)	8	$158,192	$158,178
Mezzanine loans(2)	1	—	—
Middle market loans(3)(4)	7	52,382	40,443
Residential mortgage loans(5)(6)(7)	529	148,140	148,140
Total loans	545	$358,714	$346,761

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

(3)
Includes a directly originated middle market loan with fair values of $1.8 million and $1.9 million at September 30, 2017 and December 31, 2016, respectively. In May 2017 the loan experienced payment default. The loan's fair market value was supported by a third party valuation mark prepared as of September 30, 2017.

(4)
At December 31, 2016, the Company's middle market loans are in several industry categories including: healthcare, education and childcare - 24.4%, diversified/conglomerate service - 17.2%, insurance - 17.1%, cargo transport - 14.2%, beverage, food and tobacco - 12.5%, buildings and real estate - 9.8% and hotels, motels, inns and gaming - 4.8%, based on amortized cost.

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

(7)
At December 31, 2016, approximately 39.2% of the Company's residential mortgage loans were originated in Georgia, 16.2% in California, 14.6% in Utah, 5.9% in Virginia and 5.9% in Florida, based on amortized cost.

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
SEPTEMBER 30, 2017
(unaudited)

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
In July 2014, PCM entered into a master repurchase agreement (the "Wells Fargo Facility") with Wells Fargo to finance the acquisition of residential mortgage loans. The Wells Fargo Facility was executed with an original maximum amount of $100.0 million, an interest rate of one-month LIBOR plus applicable margins of 3.00% for jumbo loans outstanding over 90 days, 2.50% for other jumbo loans and 2.38% for agency loans and a maturity date in July 2015. Over the course of nine amendments, the most recent of which was executed in October 2016, the maximum amount was modified to $150.0 million and the maturity date was modified to November 2017. The Wells Fargo Facility contains certain financial covenants and certain customary events of default and remedies for default. PCM paid off the remaining outstanding balance as of August 30, 2017 and terminated the facility at that time.
In November 2016, PCM entered into a repurchase agreement (the "First Tennessee Facility") with First Tennessee Bank to finance the origination and acquisition of residential mortgage loans. The First Tennessee Facility was executed with a maximum amount of $25.0 million, an interest rate of one-month LIBOR plus a 2.75% margin. The First Tennessee Facility contains certain financial covenants and certain customary events of default and remedies for default. PCM paid off the remaining outstanding balance as of August 30, 2017 and terminated the facility at that time.

NOTE 22 - SUBSEQUENT EVENTS
The Company has evaluated subsequent events through the filing of this report and determined that there have not been any events that have occurred that would require adjustments to or disclosures in the consolidated financial statements.

(Back to Index)

(Back to Index)

ITEM 2 .	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Overview
The following discussion should be read in conjunction with our consolidated financial statements and accompanying notes appearing elsewhere in this report.  This discussion contains forward-looking statements.  Actual results could differ materially from those expressed in or implied by those forward-looking statements.  Additionally, please see the sections "Forward-Looking Statements" and "Risk Factors" for a discussion of risks, uncertainties and assumptions associated with those statements included in our Annual Report on Form 10-K for the year ended December 31, 2016.
We are a Maryland corporation and a real estate investment trust ("REIT") that is primarily focused on originating, holding and managing commercial mortgage loans and commercial real estate ("CRE") related debt investments. We are externally managed by Resource Capital Manager, Inc., (our "Manager"), an indirect wholly-owned subsidiary of C-III Capital Partners LLC ("C-III"), a leading CRE investment management and services company engaged in a broad range of activities. C-III is the beneficial owner of shares of our common stock (2.3% of our outstanding shares at September 30, 2017).  Our Manager draws upon the management teams of C-III and its subsidiaries and its collective investment experience to provide its services. Our objective is to provide our stockholders with total returns over time, including quarterly distributions and capital appreciation, while seeking to manage the risks associated with our investment strategies. Historically, we have made other residential real estate and commercial finance investments. We have financed a substantial portion of our portfolio investments through borrowing strategies seeking to match the maturities and repricing dates of our financings with the maturities and repricing dates of our investments, and we have sought to mitigate interest rate risk through derivative instruments.
We are organized and have elected to be taxed as a REIT for U.S. federal income tax purposes under Subchapter M of the Internal Revenue Code of 1986, as amended.  We also intend to operate our business in a manner that will permit us to remain excluded from registration as an investment company under the 1940 Act.
In November 2016, we received approval from our board of directors to execute a strategic plan (the "Plan") to focus our strategy on CRE debt investments.  The Plan contemplates disposing of certain Legacy CRE loans (loans underwritten prior to 2010), exiting non-core businesses and investments, including residential real estate and commercial finance assets, collectively the "Identified Assets," and establishing a dividend policy based on sustainable earnings.
We began the process of disposing of several ancillary businesses and investments as part of the Plan during the fourth quarter of 2016. The anticipated dispositions include our residential mortgage origination operations and our middle market lending segment, which currently holds syndicated corporate loans and an impaired middle market direct origination loan. We moved these segments to discontinued operations and also moved our life settlement contract investment as well as several Legacy CRE loans to a held for sale classification in the fourth quarter of 2016 and recognized impairments to adjust the carrying value of these businesses and investments to their estimated fair market value. While we believe we have appropriately valued the assets in our investment portfolio, including those held for sale at September 30, 2017, we cannot assure you that further impairments will not occur or that our assets will otherwise not be adversely affected by market conditions. In addition, we expect to incur transaction related general and administrative costs as we dispose of these non-core businesses and investments.
From September 30, 2016 through September 30, 2017, we have monetized $324.9 million of the investments that were included the Plan, of which $128.3 million and $280.3 million were liquidated during the three and nine months ended September 30, 2017, respectively. Proceeds from disposed assets during the nine months ended September 30, 2017 include $92.3 million from our Legacy CRE loan portfolio, $84.3 million in connection with the sale of LEAF Commercial Capital, Inc. ("LCC"), $37.0 million from our commercial finance assets, $29.9 million from investments in unconsolidated entities, $18.1 million from our residential mortgage lending segment, $16.2 million from middle market loans and $2.5 million from other assets held for sale.
Assets of $149.1 million remain in the Plan as of September 30, 2017. We expect one legacy CRE loan to payoff, to sell the remaining commercial finance assets and to proceed with the liquidation of the remaining residential mortgage origination financial assets during the balance of 2017. We expect to reinvest the proceeds from the Plan into CRE debt investments. During the nine months ended September 30, 2017, we reinvested proceeds in commercial mortgage-backed securities ("CMBS") with a total face value of $115.0 million.

(Back to Index)

(Back to Index)

We generate our income primarily from the spread between the revenues we receive from our assets and the cost to finance our ownership of those assets, from management of assets and from hedging interest rate risks.  Historically, we have generated revenues from the interest and fees earned on our CRE whole loans, CMBS, middle market loans, other asset-backed securities ("ABS") and structured note investments.  We also generated revenues from fees received for the management of externally originated syndicated corporate loans, from our residential mortgage origination business and from our investment in an equipment leasing business. Because the Plan focuses our investment strategy on CRE activities, we expect to continue the shift away from these ancillary businesses, which will reduce and ultimately terminate the fee income we receive from them as we dispose of those investments.
We use leverage to enhance our returns, and we have financed each of our different asset classes with different degrees of leverage.  The cost of borrowings to finance our investments is a significant part of our expenses.  Our net income depends on our ability to control these expenses relative to our revenue. We historically have financed our CRE loan portfolio with repurchase agreements as a short-term financing source and securitizations and, to a lesser extent, other term financing as long-term financing sources. We expect to continue to use these financing sources into the near term future. We use derivative financial instruments to hedge a portion of the interest rate risk associated with our borrowings, and to a lesser extent, to hedge the impact of changes in foreign currency spot rates on investments we make that are denominated in foreign currencies. We generally seek to minimize interest rate risk and foreign currency risk with a strategy that is expected to result in the least amount of volatility under general accepted accounting principles while still meeting our strategic economic objectives and maintaining adequate liquidity and flexibility. These hedging transactions may include interest rate swaps, collars, caps or floors, puts, calls, options and foreign currency exchange protection.
We typically target transitional floating-rate CRE loans between $20.0 million and $30.0 million. During the nine months ended September 30, 2017, we originated 16 loans with a total commitment of $371.3 million, of which $324.5 million was funded during the period. These loans were initially financed in part through our CRE term facilities, and we expect to finance them longer-term through CRE securitizations if market conditions permit us to do so at attractive financing terms.  As a result of the dispositions contemplated by the Plan and the liquidity provided to date, coupled with available debt financing under our existing facilities of over $408.9 million at September 30, 2017, we intend to continue growing our CRE lending program, which will allow us to maintain a market presence and working relationships with our CRE borrowers.
As we continued to implement the Plan and moved to a CRE debt focused investment strategy, the allocation of our equity at September 30, 2017 was as follows: 80% in CRE assets; 12% in the residential mortgage lending business; and 8% in commercial finance assets. At December 31, 2016, our invested capital was allocated as follows: 74% in CRE assets; 14% in commercial finance assets; 6% in the residential mortgage lending business; and 6% in other investments.
Results of Operations
Our net income allocable to common shares for the three and nine months ended September 30, 2017 was $12.6 million, or $0.41 per share-basic ($0.41 per share-diluted), and $17.8 million, or $0.58 per share-basic ($0.57 per share-diluted), respectively, as compared to net loss allocable to common shares for the three and nine months ended September 30, 2016 of $51.6 million, or $(1.69) per share-basic ($(1.69) per share-diluted), and $43.4 million, or $(1.42) per share-basic ($(1.42) per share-diluted), respectively.

(Back to Index)

(Back to Index)

Interest Income
Three and Nine Months Ended September 30, 2017 as compared to Three and Nine Months Ended September 30, 2016
The following tables set forth information relating to our interest income recognized for the periods presented (in thousands, except percentages):

	For the Three Months Ended		For the Three Months Ended
	September 30, 2017		September 30, 2016
	Weighted Average		Weighted Average
	Yield	Balance	Yield	Balance
Interest income from loans:
CRE whole loans	6.67%	$1,248,669	6.08%	$1,401,304
Legacy CRE loans held for sale	4.14%	$90,881	—%	$—

Interest income from securities:
ABS	21.07%	$3,972	9.77%	$140,547
CMBS	4.88%	$117,491	5.13%	$84,141
RMBS	5.51%	$1,230	4.66%	$1,921

Preference payments on structured notes	10.20%	$11,610	8.82%	$20,388
Preference payments on trading securities	0.04%	$3,509	13.97%	$7,677

	For the Nine Months Ended		For the Nine Months Ended
	September 30, 2017		September 30, 2016
	Weighted Average		Weighted Average
	Yield	Balance	Yield	Balance
Interest income from loans:
CRE whole loans	6.54%	$1,268,556	5.94%	$1,433,327
Legacy CRE loans held for sale	3.01%	$144,328	—%	$—

Interest income from securities:
ABS	19.29%	$4,323	8.84%	$154,265
CMBS	5.90%	$101,605	4.97%	$89,851
RMBS	5.45%	$1,350	4.77%	$2,002

Preference payments on structured notes	10.75%	$14,650	16.33%	$26,722
Preference payments on trading securities	40.86%	$3,765	16.28%	$7,735

(Back to Index)

(Back to Index)

The following tables summarize interest income for the periods indicated (in thousands, except percentages):

Type of Investment	Weighted Average Coupon Interest	Unamortized (Discount) Premium at Period End	Net Amortization/ Accretion	Interest Income	Fee Income	Total
For the Three Months Ended September 30, 2017:
CRE whole loans	6.13%	$(6,112)	$—	$19,219	$1,786	$21,005
Legacy CRE loans held for sale	4.87%	$—	—	947	—	947
Syndicated corporate loans	—%	$—	—	1	—	1
Total interest income from loans			—	20,167	1,786	21,953
ABS	4.94%	$—	—	211	—	211
CMBS	4.55%	$(12,743)	150	1,284	—	1,434
RMBS	5.47%	$—	—	16	—	16
Total interest income from securities			150	1,511	—	1,661
Preference payments on structured notes	—%	$—	—	298	—	298
Preference payments on trading securities	—%	$—	—	—	—	—
Other	—%	$—	—	71	—	71
Total interest income - other			—	369	—	369
Total interest income			$150	$22,047	$1,786	$23,983

For the Three Months Ended September 30, 2016:
CRE whole loans	5.39%	$(6,816)	$(46)	$19,405	$2,404	$21,763
Legacy CRE loans held for sale	—%	$—	—	—	—	—
Syndicated corporate loans	—%	$—	—	—	—	—
Total interest income from loans			(46)	19,405	2,404	21,763
ABS (1)	9.84%	$—	—	3,461	—	3,461
CMBS	5.24%	$281	(23)	1,146		1,123
RMBS	4.66%	$35	18	—	—	18
Total interest income from securities			(5)	4,607	—	4,602
Preference payments on structured notes	—%	$—	—	454	—	454
Preference payments on trading securities	—%	$—	—	270	—	270
Other	—%	$—	—	18	—	18
Total interest income - other			—	742	—	742
Total interest income			$(51)	$24,754	$2,404	$27,107

(Back to Index)

(Back to Index)

Type of Security	Weighted Average Coupon Interest	Unamortized (Discount) Premium	Net Amortization/ Accretion	Interest Income	Fee Income	Total
For the Nine Months Ended September 30, 2017:
CRE whole loans	5.95%	$(6,112)	$(2)	$56,422	$5,605	$62,025
Legacy CRE loans held for sale	3.40%	$—	—	3,253	—	3,253
Syndicated corporate loans	—%	$—	—	49	—	49
Total interest income from loans			(2)	59,724	5,605	65,327
ABS	4.54%	$—	—	624	—	624
CMBS	5.03%	$(12,743)	254	4,366	—	4,620
RMBS	5.45%	$—	—	54	—	54
Total interest income from securities			254	5,044	—	5,298
Preference payments on structured notes	—%	$—	—	1,178	—	1,178
Preference payments on trading securities	—%	$—	—	1,150	—	1,150
Other	—%	$—	—	136	—	136
Total interest income - other			—	2,464	—	2,464
Total interest income			$252	$67,232	$5,605	$73,089

For the Nine Months Ended September 30, 2016:
CRE whole loans	5.37%	$(6,816)	$(46)	$59,950	$4,610	$64,514
Legacy CRE loans held for sale	—%	$—	—	—	—	—
Syndicated corporate loans	—%	$—	—	45	6	51
Total interest income from loans			(46)	59,995	4,616	64,565
ABS (1)	6.82%	$—	—	10,246	—	10,246
CMBS	5.20%	$281	(160)	3,558	—	3,398
RMBS	4.77%	$35	47	—	—	47
Total interest income from securities			(113)	13,804	—	13,691
Preference payments on structured notes	—%	$—	—	3,276	—	3,276
Preference payments on trading securities	—%	$—	—	945	—	945
Other	—%	$—	—	54	—	54
Total interest income - other			—	4,275	—	4,275
Total interest income			$(159)	$78,074	$4,616	$82,531

(1)	ABS weighted average coupon calculation does not include $136.0 million and $149.1 million of preference shares with no stated coupon for the three and nine months ended September 30, 2016.

(Back to Index)

(Back to Index)

	For the Three Months Ended
	September 30,
	2017	2016	Dollar Change	Percent Change
Interest income from loans:
CRE whole loans	$21,005	$21,763	$(758)	(3)%
Legacy CRE loans held for sale	947	—	947	100%
Syndicated corporate loans	1	—	1	100%
Total interest income from loans	21,953	21,763	190	1%

Interest income from securities:
ABS	211	3,461	(3,250)	(94)%
CMBS	1,434	1,123	311	28%
RMBS	16	18	(2)	(11)%
Total interest income from securities	1,661	4,602	(2,941)	(64)%

Interest income - other:
Preference payments on structured notes	298	454	(156)	(34)%
Preference payments on trading securities	—	270	(270)	(100)%
Interest Income - other	71	18	53	294%
Total interest income - other	369	742	(373)	(50)%
Total interest income	$23,983	$27,107	$(3,124)	(12)%

	For the Nine Months Ended
	September 30,
	2017	2016	Dollar Change	Percent Change
Interest income from loans:
CRE whole loans	$62,025	$64,514	$(2,489)	(4)%
Legacy CRE loans held for sale	3,253	—	3,253	100%
Syndicated corporate loans	49	51	(2)	(4)%
Total interest income from loans	65,327	64,565	762	1%

Interest income from securities:
ABS	624	10,246	(9,622)	(94)%
CMBS	4,620	3,398	1,222	36%
RMBS	54	47	7	15%
Total interest income from securities	5,298	13,691	(8,393)	(61)%

Interest income - other:
Preference payments on structured notes	1,178	3,276	(2,098)	(64)%
Preference payments on trading securities	1,150	945	205	22%
Interest Income - other	136	54	82	152%
Total interest income - other	2,464	4,275	(1,811)	(42)%
Total interest income	$73,089	$82,531	$(9,442)	(11)%
Aggregate interest income decreased by $3.1 million and $9.4 million for the comparative three and nine months ended September 30, 2017 and September 30, 2016, respectively. We attribute these changes to the following:

(Back to Index)

(Back to Index)

Interest Income from Loans
CRE whole loans. The decrease of $758,000 and $2.5 million for the comparative three and nine months ended September 30, 2017 and September 30, 2016, respectively, is primarily the result of a decrease in the weighted average CRE loans balance from loan payoffs, including the liquidation of RCC CRE Notes 2013 in December 2016 and RCC 2014-CRE2 in August 2017. This decrease was offset by an increase in the weighed average yields from an increase in the one-month London Interbank Offered Rate ("LIBOR") and an increase in the contribution of exit and extension fees to interest income from loans for the comparative three and nine month periods.
Legacy CRE loans held for sale. The increase in interest income on Legacy CRE loans held for sale for both the comparative three and nine months ended September 30, 2017 and September 30, 2016, respectively, is related to the decision to classify certain assets as assets held for sale in November 2016 in connection with the Plan.
Interest Income from Securities
ABS. The decrease of $3.3 million and $9.6 million for the comparative three and nine months ended September 30, 2017 and September 30, 2016, respectively, is primarily attributable to the 2016 liquidations of Resource Real Estate Funding CDO 2006-1 ("RREF CDO 2006-1"), Resource Real Estate Funding CDO 2007-1 ("RREF CDO 2007-1") and Apidos Cinco CDO. At liquidation, the remaining assets comprised of Legacy CRE loans and CMBS were distributed to us and, accordingly, the interest income from the underlying collateral is now reported in interest income from Legacy CRE loans held for sale and interest income from CMBS.
CMBS. The increase of $311,000 for the comparative three months ended September 30, 2017 and September 30, 2016, respectively, is primarily due to the purchase of CMBS investments which has substantially increased the size of our portfolio. These bonds, on average, pay lower coupons than the average of our portfolio. The increase of $1.2 million for the comparative nine months ended September 30, 2017 and September 30, 2016, respectively, is primarily due to the acquisition of CMBS investments as a result of the liquidation of RREF CDO 2007-1 after June 30, 2016. We obtained these bonds at a discount which is being accreted over the expected life of the investments. These bonds, on average, pay higher coupons than the average of our portfolio. Additionally, we received $0 and $601,000 of interest income on a previously impaired security for the the three and nine months ended September 30, 2017.
Interest Income - Other
Preference payments on structured notes. The decrease of $156,000 and $2.1 million for the comparative three and nine months ended September 30, 2017 and September 30, 2016, respectively, resulted primarily from the sale of our investments in the Harvest CLOs, which are euro-denominated CLO investments backed by syndicated bank loans.
Preference payments on trading securities. The decrease of $270,000 for the comparative three months ended September 30, 2017 and September 30, 2016 is due to the sale of securities in our portfolio. The remaining securities in our trading portfolio are nearing the end of their deal lives and are not expected have significant cash flows prospectively. The increase of $205,000 for the comparative nine months ended September 30, 2017 and September 30, 2016 resulted from the receipt of $1.1 million of interest income in excess of our cost basis on a trading security in the first quarter of 2017.

(Back to Index)

(Back to Index)

Interest Expense
Three and Nine Months Ended September 30, 2017 as compared to the Three and Nine Months Ended September 30, 2016
The following tables set forth information relating to our interest expense incurred for the periods presented by asset class (in thousands, except percentages):

	For the Three Months Ended		For the Three Months Ended
	September 30, 2017		September 30, 2016
	Weighted Average		Weighted Average
	Cost of Funds	Outstanding Borrowings	Cost of Funds	Outstanding Borrowings
Interest expense:
CRE whole loans	4.33%	$758,132	3.43%	$933,616
Convertible senior notes	7.47%	$227,475	8.27%	$215,000
CMBS	3.12%	$65,472	2.18%	$65,485
General	5.23%	$51,548	4.70%	$51,548
Hedging	0.75%	$17,461	—%	$—

	For the Nine Months Ended		For the Nine Months Ended
	September 30, 2017		September 30, 2016
	Weighted Average		Weighted Average
	Cost of Funds	Outstanding Borrowings	Cost of Funds	Outstanding Borrowings
Interest expense:
CRE whole loans	4.25%	$804,068	3.19%	$992,050
Convertible senior notes	7.24%	$219,204	8.27%	$215,000
CMBS	2.99%	$71,558	2.05%	$65,583
General	5.09%	$51,548	4.61%	$51,548
Hedging	1.10%	$6,385	5.25%	$1,880

Type of Security	Coupon Interest	Unamortized Deferred Debt Expense at Period End	Net Amortization	Interest Expense	Total
For the Three Months Ended September 30, 2017:
CRE whole loans	3.27%	$2,216	$1,909	$6,361	$8,270
Convertible senior notes	6.08%	$4,150	881	3,463	4,344
General	5.23%	$—	—	690	690
CMBS	2.69%	$—	—	516	516
Hedging (1)	0.80%	$—	—	33	33
Total interest expense			$2,790	$11,063	$13,853

For the Three Months Ended September 30, 2016:
CRE whole loans	2.60%	$4,149	$1,637	$6,417	$8,054
Convertible senior notes	6.93%	$3,022	709	3,725	4,434
General	4.62%	$—	27	619	646
CMBS	2.18%	$29	10	485	495
Hedging (1)	—%	$—	—	24	24
Total interest expense			$2,383	$11,270	$13,653

(Back to Index)

(Back to Index)

Type of Security	Coupon Interest	Unamortized Deferred Debt Expense at Period End	Net Amortization	Interest Expense	Total
For the Nine Months Ended September 30, 2017:
CRE whole loans	3.23%	$2,216	$5,739	$19,848	$25,587
Convertible senior notes	6.63%	$4,150	2,289	10,913	13,202
General	5.10%	$—	—	2,012	2,012
CMBS	2.77%	$—	16	1,584	1,600
Hedging (1)	0.31%	$—	—	53	53
Total interest expense			$8,044	$34,410	$42,454

For the Nine Months Ended September 30, 2016:
CRE whole loans	2.49%	$4,149	$4,251	$19,503	$23,754
Convertible senior notes	6.93%	$3,022	2,123	11,175	13,298
General	4.57%	$—	135	1,806	1,941
CMBS	2.05%	$29	14	1,299	1,313
Hedging (1)	5.25%	$—	—	95	95
Total interest expense			$6,523	$33,878	$40,401

(1)	Hedging coupon interest is calculated as the net of the fixed pay rate and floating rate received.

	For the Three Months Ended
	September 30,
	2017	2016	Dollar Change	Percent Change
Interest expense:
CRE whole loans	$8,270	$8,054	$216	3%
Convertible senior notes	4,344	4,434	(90)	(2)%
General	690	646	44	7%
CMBS	516	495	21	4%
Hedging	33	24	9	38%
Total interest expense	$13,853	$13,653	$200	1%

	For the Nine Months Ended
	September 30,
	2017	2016	Dollar Change	Percent Change
Interest expense:
CRE whole loans	$25,587	$23,754	$1,833	8%
Convertible senior notes	13,202	13,298	(96)	(1)%
General	2,012	1,941	71	4%
CMBS	1,600	1,313	287	22%
Hedging	53	95	(42)	(44)%
Total interest expense	$42,454	$40,401	$2,053	5%

Aggregate interest expense increased by $200,000 and $2.1 million for the comparative three and nine months ended September 30, 2017 and September 30, 2016, respectively. We attribute the change to the following:

(Back to Index)

(Back to Index)

CRE whole loans. The increase of $216,000 and $1.8 million for the comparative three and nine months ended September 30, 2017 and September 30, 2016, respectively, was related to an increase in the cost of funds, primarily due to an increase in the one-month LIBOR, despite a lower average balance. The lower balance is due to the liquidations of RCC CRE Notes 2013 in December 2016 and RCC 2014-CRE2 in August 2017, offset by the closing of RCC 2017-CRE5, as well as reduced expenses in our remaining securitizations as senior notes pay down.
CMBS. Interest expense on CMBS increased by $21,000 and $287,000 for the comparative three and nine months ended September 30, 2017 and September 30, 2016, respectively, due to the increased purchasing and the related leveraging of CMBS securities as we reinvest proceeds from the monetization of non-core businesses and assets in accordance with our articulated strategic plan.
Other Revenue
Three and Nine Months Ended September 30, 2017 as compared to Three and Nine Months Ended September 30, 2016
The following table sets forth information relating to our non-interest revenue for the periods presented (in thousands, except percentages):

	For the Three Months Ended
	September 30,
	2017	2016	Dollar Change	Percent Change
Other Revenue:
Dividend income	$21	$(188)	$209	111%
Fee income	109	1,035	(926)	(89)%
Total other revenue	$130	$847	$(717)	(85)%

	For the Nine Months Ended
	September 30,
	2017	2016	Dollar Change	Percent Change
Other Revenue:
Dividend income	$60	$(153)	$213	139%
Fee income	1,962	2,369	(407)	(17)%
Total other revenue	$2,022	$2,216	$(194)	(9)%
Dividend income. Dividend income increased by $209,000 and $213,000 for the comparative three and nine months ended September 30, 2017 and September 30, 2016, respectively. Dividend income typically represents the dividend income we earn on our investment in unsecured junior subordinated debentures, and is approximately $21,000 per quarter. However, during the three and nine months ended September 30, 2016, we reversed $207,000 of accrued dividend income that was believed to be uncollectible.
Fee income. Fee income decreased by $926,000 and $407,000 for the comparative three and nine months ended September 30, 2017 and September 30, 2016, respectively. The decrease for the comparative three months ended September 30, 2017 was impacted by approximately $494,000 due to prior liquidation of our CLO management contracts held in Resource Capital Asset Management ("RCAM") and by approximately $432,000 due to the sale of three of our investments in the Harvest CLOs from which we had previously earned management fees. For the comparative nine months ended September 30, 2017, the decrease primarily relates to the sale of three of our investments in the Harvest CLOs from which we had previously earned management fees.

(Back to Index)

(Back to Index)

Operating Expenses
Three and Nine Months Ended September 30, 2017 as compared to Three and Nine Months Ended September 30, 2016
The following table sets forth information relating to our operating expenses for the periods presented (in thousands, except percentages):

	For the Three Months Ended
	September 30,
	2017	2016	Dollar Change	Percent Change
Operating expenses:
Management fees - related party	$4,924	$3,053	$1,871	61%
Equity compensation - related party	895	1,702	(807)	(47)%
General and administrative	4,336	3,507	829	24%
Depreciation and amortization	26	364	(338)	(93)%
Impairment losses	—	25,297	(25,297)	(100)%
(Recovery of) provision for loan and lease losses, net	(612)	7,562	(8,174)	(108)%
Total operating expenses	$9,569	$41,485	$(31,916)	(77)%

	For the Nine Months Ended
	September 30,
	2017	2016	Dollar Change	Percent Change
Operating expenses:
Management fees - related party	$10,242	$10,189	$53	1%
Equity compensation - related party	2,417	3,543	(1,126)	(32)%
General and administrative	11,780	10,960	820	7%
Depreciation and amortization	126	1,234	(1,108)	(90)%
Impairment losses	177	25,297	(25,120)	(99)%
(Recovery of) provision for loan and lease losses, net	518	7,639	(7,121)	(93)%
Total operating expenses	$25,260	$58,862	$(33,602)	(57)%
Management fees - related party. Management fees-related party increased by $1.9 million for the comparative three months ended September 30, 2017 and September 30, 2016. We recorded an incentive management fee to our manager of $2.2 million, related primarily to a $41.1 million gain we recognized on the sale of LCC. This increase was offset by a decrease of $208,000 in our base management fee as a result of a reduction in our net equity from retirement of our common stock related to vested shares and net losses arising from the disposition of underperforming businesses and non-core asset classes in conjunction with the execution of the Plan. There was no significant change for the comparative nine months ended September 30, 2017 and September 30, 2016.
Equity compensation - related party. Equity compensation - related party decreased by $807,000 and $1.1 million for the comparative three and nine months ended September 30, 2017 and September 30, 2016, respectively. The decrease in equity compensation expense is primarily attributable to the September 2016 accelerated vesting of restricted shares held by certain former executives in connection with Resource America, Inc's ("Resource America") merger with C-III, and a decrease in our stock price.

(Back to Index)

(Back to Index)

General and administrative. General and administrative expenses increased by $829,000 and $820,000 for the comparative three and nine months ended September 30, 2017 and September 30, 2016, respectively. The following table summarizes the information relating to our general and administrative expenses for the periods presented (in thousands, except percentages):

	For the Three Months Ended
	September 30,
	2017	2016	Dollar Change	Percent Change
Professional services	$2,335	$1,193	$1,142	96%
Wages and benefits	984	1,015	(31)	(3)%
Operating expenses	223	308	(85)	(28)%
Dues and subscriptions	114	304	(190)	(63)%
D&O insurance	265	219	46	21%
Director fees	245	234	11	5%
Rent and utilities	115	124	(9)	(7)%
Travel	76	130	(54)	(42)%
Tax penalties, interest and franchise tax	(21)	(20)	(1)	5%
Total general and administrative expenses	$4,336	$3,507	$829	24%

	For the Nine Months Ended
	September 30,
	2017	2016	Dollar Change	Percent Change
Professional services	$5,040	$3,572	$1,468	41%
Wages and benefits	2,745	3,204	(459)	(14)%
Operating expenses	1,005	1,116	(111)	(10)%
Dues and subscriptions	716	955	(239)	(25)%
D&O insurance	758	628	130	21%
Director fees	747	639	108	17%
Rent and utilities	431	394	37	9%
Travel	266	357	(91)	(25)%
Tax penalties, interest and franchise tax	72	95	(23)	(24)%
Total general and administrative expenses	$11,780	$10,960	$820	7%
The increase in general and administrative expenses for the three and nine months ended September 30, 2017 is primarily attributable to an increase in professional services due to the establishment of a general litigation reserve of $1.5 million during the three months ended September 30, 2017, offset by a decrease in wages and benefits due to net reduction in compensation expense that impacted both the three and nine months ended September 30, 2017.
Depreciation and amortization. Depreciation and amortization decreased by $338,000 and $1.1 million for the three and nine months ended September 30, 2017, respectively. The decrease was due to the remaining RCAM-managed CLOs being called in January 2016, October 2016 and February 2017, respectively, and, as a result, termination and acceleration of the amortization of the underlying intangible assets.
Impairment losses. For the three and nine months ended September 30, 2016, we recognized net impairment losses of $25.3 million primarily related to other-than-temporary impairment on Legacy CRE CDO investment securities available-for-sale. An impairment loss of $177,000 was recognized during the nine months ended September 30, 2017 on our final RCAM CLO management contract intangible due to the related investment vehicle being called prior to its expected maturity.

(Back to Index)

(Back to Index)

Provision for loan and lease losses, net. The following table summarizes the net decreases of $8.2 million and $7.1 million for the three and nine months ended September 30, 2017, respectively, related to our loan and lease losses (in thousands, except percentages):

	For the Three Months Ended
	September 30,
	2017	2016	Dollar Change	Percent Change
CRE whole loans	$(612)	$7,997	$(8,609)	(108)%
Syndicated corporate loans	—	(435)	435	100%
Direct financing leases	—	—	—	—%
Total provision for loan and lease losses, net	$(612)	$7,562	$(8,174)	(108)%

	For the Nine Months Ended
	September 30,
	2017	2016	Dollar Change	Percent Change
CRE whole loans	$248	$7,997	$(7,749)	(97)%
Syndicated corporate loans	—	(358)	358	(100)%
Direct financing leases	270	—	270	100%
Total provision for loan and lease losses, net	$518	$7,639	$(7,121)	(93)%

CRE whole loans. During the three months ended September 30, 2017, we refined our process for determining the general allowance for loan losses on our commercial real estate portfolio by aligning the level of our reserves more closely with the results our risk ratings process. As a result of this refinement, we recorded a recovery of $612,000. For the three and nine months ended September 30, 2016, we recorded a provision for loan loss of $8.0 million related to two legacy CRE loans on which we had at the time received updated appraisals and made a determination that our cost basis in those two assets may not be recoverable. These assets were subsequently reclassified to assets held for sale on our consolidated balance sheet in accordance with our Plan during our fourth quarter of 2016 and ultimately monetized during 2017.
Syndicated corporate loans. During the three and nine months ended September 30, 2017, there was no provision recorded against our syndicated corporate loans. However, during the three and nine months ended September 30, 2016, we recorded net recoveries of $435,000 and $358,000 resulting from the write-off of unsettled positions that remained at the time of liquidation, offset by the partial recovery of a provision previously taken on a liquidated syndicated corporate loan CLO.
Direct financing leases. During the nine months ended September 30, 2017, we recorded a $270,000 provision against the value of our direct financing lease portfolio due to delinquent leases. During the three and nine months ended September 30, 2016, there was no provision recorded against the value of our direct financing lease portfolio.
Other Income (Expense)
Three and Nine Months Ended September 30, 2017 as compared to Three and Nine Months Ended September 30, 2016
The following table sets forth information relating to our other income (expense) incurred for the periods presented (in thousands, except percentages):

	For the Three Months Ended
	September 30,
	2017	2016	Dollar Change	Percent Change
Other Income (Expense):
Equity in earnings of unconsolidated entities	$41,047	$1,032	$40,015	3,877%
Net realized and unrealized (loss) gain on investment securities available-for-sale and loans and derivatives	(1,465)	(475)	(990)	(208)%
Net realized and unrealized (loss) gain on investment securities, trading	(9)	(242)	233	96%
Loss on extinguishment of debt	(10,365)	—	(10,365)	(100)%
Other (expense) income	(690)	1,508	(2,198)	(146)%
Total other income	$28,518	$1,823	$26,695	1,464%
(Back to Index)

(Back to Index)

	For the Nine Months Ended
	September 30,
	2017	2016	Dollar Change	Percent Change
Other Income (Expense):
Equity in earnings of unconsolidated entities	$41,290	$5,950	$35,340	594%
Net realized and unrealized (loss) gain on investment securities available-for-sale and loans and derivatives	15,619	2,012	13,607	676%
Net realized and unrealized (loss) gain on investment securities, trading	(970)	86	(1,056)	(1,228)%
Fair value adjustments on financial assets held for sale	58	—	58	100%
Loss on extinguishment of debt	(10,365)	—	(10,365)	(100)%
Other (expense) income	(604)	1,486	(2,090)	(141)%
Total other income	$45,028	$9,534	$35,494	372%

Equity in earnings of unconsolidated entities. Equity in earnings of unconsolidated entities increased by $40.0 million and $35.3 million for the comparative three and nine months ended September 30, 2017 and September 30, 2016, respectively. This increase in earnings over both comparative periods resulted from a realized gain of $41.1 million recognized on the sale of LCC in July 2017. The increase in earnings for the comparative three months ended was offset by decreases in earnings from disposals of assets and partial redemptions of our investments in unconsolidated entities. The increase in earnings for the comparative nine months ended was offset by decreases from a net loss of $345,000 on the disposition of our investment in Pearlmark Mezzanine Realty Partners IV, L.P. ("Pearlmark Mezz") and other decreases in earnings from disposals of assets and partial redemptions of our investments in unconsolidated entities.
Net realized and unrealized (loss) gain on investment securities available-for-sale and loans and derivatives. Net realized and unrealized loss on investment securities available-for-sale and loans and derivatives increased by $1.0 million for the comparative three months ended September 30, 2017 and September 30, 2016. Net realized and unrealized gain on investment securities available-for-sale and loans and derivatives increased by $13.6 million for the comparative nine months ended September 30, 2017 and September 30, 2016. This decrease in earnings for the comparative three months ended was due to net realized losses of $1.5 million recognized on the sales of eight investment securities available-for sale, partially offset by increases in gains on the ineffectiveness of our foreign currency forward hedge contracts. The increase in earnings for the comparative nine months ended was due to realized gains of $12.5 million recognized on repayments in excess of carrying values of two legacy CRE loans and net realized gains of $1.8 million recognized on the sales of ten investment securities available-for-sale, partially offset by a realized loss of $606,000.
Net realized and unrealized (loss) gain on investment securities, trading. Net realized and unrealized loss on investment securities, trading decreased by $233,000 and increased by $1.1 million for the comparative three and nine months ended September 30, 2017 and September 30, 2016, respectively. The fluctuations were due to variability in the fair value marks on the remaining investment securities, trading.
Loss on extinguishment of debt. Loss on extinguishment of debt of $10.4 million for the comparative three and nine months ended September 30, 2017 and September 30, 2016 was realized upon extinguishment of $44.5 million of the 6.00% convertible senior notes due 2018 (the "6.00% Convertible Senior Notes") and $78.8 million of the 8.00% convertible senior notes due 2020 (the "8.00% Convertible Senior Notes").
Other (expense) income. Other expense increased by $2.2 million and $2.1 million for the comparative three and nine months ended September 30, 2017 and September 30, 2016, respectively. During the three and nine months ended September 30, 2017, we recorded a reserve of $703,000 pertaining to the Pearlmark Mezz indemnification. During the three and nine months ended September 30, 2016, we received a consent fee of $1.5 million from Resource America at the closing of the C-III merger.

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
In June 2017, the Company sold its residential mortgage lending pipeline and certain other assets and liabilities, including trademarks, domain names, intellectual property and certain fixed assets. Additional consideration may be earned subject to a contractual earn out provision based on future loan production, which will be payable over an eighteen to twenty-two month period. The sale generated cash proceeds of $2.6 million, which included a nonrefundable earn out advance of $650,000. During the three months ended September 30, 2017, an additional nonrefundable earn out advance of $350,000 was recognized. The collective book value of the assets sold was $1.6 million. The Company retained residential mortgage loans held for sale, mortgage servicing rights and cash balances.
The following table summarizes the operating results of the residential mortgage and middle market lending segments discontinued operations as reported separately as loss from discontinued operations, net of tax for the three and nine months ended September 30, 2017 and 2016 (in thousands):

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2017	2016	2017	2016
REVENUES
Interest income:
Loans	$892	$4,236	$2,682	$24,727
Interest income - other	44	27	76	43
Total interest income	936	4,263	2,758	24,770
Interest expense	—	467	—	6,181
Net interest income	936	3,796	2,758	18,589
Gain on sale of residential mortgage loans	(1,186)	6,029	5,688	15,542
Fee income (loss)	(197)	989	3,480	(944)
Total revenues	(447)	10,814	11,926	33,187
OPERATING EXPENSES
Equity compensation expense - related party	65	63	286	900
General and administrative	5,590	8,834	21,985	22,392
Depreciation and amortization	—	142	—	418
Provision for loan and lease losses, net	—	121	—	12,180
Total operating expenses	5,655	9,160	22,271	35,890

	(6,102)	1,654	(10,345)	(2,703)
OTHER INCOME (EXPENSE)
Net realized gain (loss) on investment securities available-for-sale and loans	97	(9,631)	13	(9,829)
Fair value adjustments on financial assets held for sale	(82)	—	(500)	—
Total other income (expense)	15	(9,631)	(487)	(9,829)

LOSS FROM DISCONTINUED OPERATIONS BEFORE TAXES	(6,087)	(7,977)	(10,832)	(12,532)
Income tax benefit	—	(3,344)	—	—
NET LOSS FROM DISCONTINUED OPERATIONS	$(6,087)	$(11,321)	$(10,832)	$(12,532)

(Back to Index)

(Back to Index)

Net loss from discontinued operations. Net loss from discontinued operations decreased by $5.2 million and $1.7 million for the comparative three and nine months ended September 30, 2017 and September 30, 2016, respectively. During the three and nine months ended September 30, 2017, the middle market lending segment generated net income of approximately $976,000 and $2.7 million, respectively, from the remaining middle market syndicated loans. PCM recognized a net loss of approximately $7.1 million and $13.4 million for the three and nine months ended September 30, 2017, respectively. In June 2017, PCM sold its residential mortgage operating platform and certain other assets and liabilities. The losses for the three and nine months ended September 30, 2017 are primarily attributable to increased staffing and personnel costs pertaining to the winding down of the operations and write down on assets held for sale.
During the three and nine months ended September 30, 2016, the middle market lending segment recognized a net loss of $8.4 million and $9.8 million primarily from loss on the sale of our interest in Northport TRS, LLC and provision for loan losses recognized offset interest and fees earned on our middle market loans earned during that period. PCM recognized net losses of approximately $3.7 million and $6.8 million for the three and nine months ended September 30, 2016. These losses were primarily attributable to a $5.6 million of temporary impairment on its mortgage servicing rights portfolio based on third party valuations.
Financial Condition
Summary.
Our total assets were $1.9 billion at September 30, 2017 as compared to $2.1 billion at December 31, 2016.  The decrease in total assets was primarily due to the repayment of two Legacy CRE loans previously classified as held for sale, a partial redemption of one of our non-core limited partnership investments and the disposition of a limited partnership investment, both classified on our consolidated balance sheets as investments in unconsolidated entities, the sale of seven non-core investment securities available-for-sale, the sale of our residential mortgage lending pipeline, offset by acquisitions of 10 CMBS positions and the sale of an investment in an unconsolidated entity that returned proceeds in excess of the carrying value of the investment.

(Back to Index)

(Back to Index)

Investment Portfolio.
The table below summarizes the amortized cost and net carrying amount of our investment portfolio, classified by asset type, for the periods presented as follows (in thousands, except percentages):

At September 30, 2017	Amortized Cost	Net Carrying Amount	Percent of Portfolio	Weighted Average Coupon

Loans Held for Investment:
CRE whole loans(1)	$1,268,341	$1,264,264	80.10%	6.08%

Loans Held for Sale:
Syndicated corporate loans(2)	38	38	—%	N/A(5)

Investment Securities Available-for-Sale:
CMBS	185,508	185,840	11.77%	3.83%
ABS	1,753	3,333	0.21%	5.00%
	187,261	189,173	11.98%
Investment Securities, Trading:
Structured notes	2,891	162	0.01%	N/A(5)

Other Investments:
Investments in unconsolidated entities	13,916	13,916	0.88%	N/A(5)
Direct financing leases(3)	902	167	0.01%	5.66%
	14,818	14,083	0.89%

Other Assets Held for Sale:
Residential mortgage loans	3,033	3,033	0.19%	4.05%
Middle market loans(4)	41,199	29,176	1.85%	9.09%
Legacy CRE loans	78,459	78,459	4.98%	4.72%
	122,691	110,668	7.02%

Total Investment Portfolio	$1,596,040	$1,578,388	100.00%

(Back to Index)

(Back to Index)

At December 31, 2016	Amortized Cost	Net Carrying Amount	Percent of Portfolio	Weighted Average Coupon

Loans Held for Investment:
CRE whole loans(1)	$1,290,107	$1,286,278	69.46%	5.63%

Loans Held for Sale:
Syndicated corporate loans(2)	1,007	1,007	0.05%	5.54%

Investment Securities Available-for-Sale:
CMBS	98,525	98,087	5.30%	5.38%
RMBS	1,526	1,601	0.09%	5.43%
ABS(6)	3,873	5,165	0.27%	5.94%
ABS - structured notes	17,492	20,115	1.08%	N/A(5)
	121,416	124,968	6.74%
Investment Securities, Trading:
Structured notes	6,242	4,492	0.24%	N/A(5)

Other Investments
Investment in unconsolidated entities	87,919	87,919	4.76%	N/A(5)
Direct financing leases(3)	992	527	0.03%	5.66%
	88,911	88,446	4.79%

Other Assets Held for Sale:
Residential mortgage loans	148,140	148,140	8.00%	3.79%
Middle market loans(4)	52,382	40,443	2.18%	5.87%
Legacy CRE loans	158,192	158,178	8.54%	2.90%
	358,714	346,761	18.72%

Total Investment Portfolio	$1,866,397	$1,851,952	100.00%

(1)	Net carrying amount includes allowance for loan losses of $4.1 million and $3.8 million at September 30, 2017 and December 31, 2016, respectively.

(2)	The fair value option was elected for syndicated corporate loans held for sale.

(3)	Net carrying amount includes allowance for lease losses of $735,000 and $465,000 at September 30, 2017 and December 31, 2016, respectively.

(4)	Net carrying amount includes lower of cost or market valuation adjustments of $12.0 million and $11.9 million at September 30, 2017 and December 31, 2016, respectively.

(5)	There are no stated rates associated with these investments.

(6)	The weighted average coupon rate is calculated utilizing ABS securities that had stated coupon rates at December 31, 2016.
CMBS.  Our CMBS portfolio has doubled on a net basis at September 30, 2017 as compared to December 31, 2016. In the aggregate, we purchased our CMBS portfolio at a net discount to face value.  During the nine months ended September 30, 2017, we purchased 10 CMBS positions with a total face value of $134.2 million. We received paydowns of $30.7 million and sold one CMBS investment with a face value of $5.0 million. At September 30, 2017 and December 31, 2016, the remaining discount to be accreted into income over the remaining lives of the securities was $12.8 million and $1.6 million, respectively. At September 30, 2017 and December 31, 2016, the remaining premium to be amortized into income over the remaining lives of the securities was $51,000 and $296,000, respectively. These securities are classified as available-for-sale and carried at their fair value.

(Back to Index)

(Back to Index)

The following table summarizes our CMBS at fair value (in thousands):

	Fair Value at	Net Purchases and (Sales)(1)	Net Upgrades and (Downgrades)	Paydowns	MTM Change on Same Ratings	Fair Value at
	December 31, 2016					September 30, 2017
Moody's Ratings Category:
Aaa	$11,413	$—	$—	$(2,419)	$71	$9,065
Aa1 through Aa3	5,010	—	(5,010)	—	—	—
A1 through A3	1,607	—	—	—	(43)	1,564
Baa1 through Baa3	8,151	—	14,093	(11,759)	(158)	10,327
Ba1 through Ba3	39,465	—	(12,654)	(14,987)	30	11,854
B1 through B3	13,115	—	(5,665)	—	299	7,749
Caa1 through Caa3	—	—	457	—	(4)	453
Ca through C	478	—	(457)	—	479	500
Non-Rated	18,848	117,543	9,236	(1,583)	284	144,328
Total	$98,087	$117,543	$—	$(30,748)	$958	$185,840

S&P Ratings Category:
AAA	$118	$—	$5,092	$(3,569)	$(91)	$1,550
AA+ through AA-	—	—	9,617	(3,369)	(70)	6,178
A+ through A-	—	—	14,177	(4,298)	(48)	9,831
BBB+ through BBB-	34,933	—	(6,699)	(5,058)	171	23,347
BB+ through BB-	23,650	65,126	(9,420)	(5,937)	184	73,603
B+ through B-	19,265	—	(13,916)	(5,442)	93	—
CCC+ through CCC-	5,166	(4,228)	(938)	—	—	—
D	—	—	2,085	—	196	2,281
Non-Rated	14,955	56,645	2	(3,075)	523	69,050
Total	$98,087	$117,543	$—	$(30,748)	$958	$185,840

(1)
CMBS purchases of $38.4 million were acquired with a weighted average spread of 4.36% over the interpolated interest rate swap curve and purchases of $83.4 million were acquired with a weighted average spread of 3.10% over LIBOR during the nine months ended September 30, 2017.

Investment Securities, Trading.  The following table summarizes our structured notes, which are classified as investment securities, trading, and are carried at fair value as follows (in thousands):

	Number of Securities	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
At September 30, 2017:
Structured notes	5	$2,891	$—	$(2,729)	$162
Total	5	$2,891	$—	$(2,729)	$162

At December 31, 2016:
Structured notes	6	$6,242	$920	$(2,670)	$4,492
Total	6	$6,242	$920	$(2,670)	$4,492
During the nine months ended September 30, 2017, we received a paydown of $4.1 million on one of our investment securities, trading and sold one with a face value of $377,000.

(Back to Index)

(Back to Index)

CRE Whole and Syndicated Corporate Loans. The following is a summary of our loans (dollars in thousands):

Loan Description	Quantity	Principal	Unamortized (Discount) Premium, net (1)	Amortized Cost	Allowance for Loan Losses	Carrying Value (2)	Contracted Interest Rates (3)	Maturity Dates (4)
At September 30, 2017:
CRE whole loans, floating rate (5)	65	$1,274,453	$(6,112)	$1,268,341	$(4,077)	$1,264,264	LIBOR plus 3.75% to LIBOR plus 6.25%	February 2017 to October 2020
Total CRE loans held for investment		1,274,453	(6,112)	1,268,341	(4,077)	1,264,264
Syndicated corporate loans (6)	2	38	—	38	—	38	n/a	n/a
Total loans held for sale		38	—	38	—	38
Total loans		$1,274,491	$(6,112)	$1,268,379	$(4,077)	$1,264,302

At December 31, 2016:
CRE whole loans, floating rate (5)	67	$1,295,926	$(5,819)	$1,290,107	$(3,829)	$1,286,278	LIBOR plus 3.75% to LIBOR plus 6.45%	April 2017 to January 2020
Total CRE loans held for investment		1,295,926	(5,819)	1,290,107	(3,829)	1,286,278
Syndicated corporate loans (6)	3	1,007	—	1,007	—	1,007	n/a	n/a
Total loans held for sale		1,007	—	1,007	—	1,007
Total loans		$1,296,933	$(5,819)	$1,291,114	$(3,829)	$1,287,285

(1)
Amounts include unamortized loan origination fees of $5.8 million and $5.8 million and deferred amendment fees of $310,000 and $4,000 being amortized over the life of the loans at September 30, 2017 and December 31, 2016, respectively.

(2)	Substantially all loans are pledged as collateral under various borrowings at September 30, 2017 and December 31, 2016.

(3)	LIBOR refers to London Interbank Offered Rate.

(4)	Maturity dates do not include possible extension options that may be available to the borrowers.

(5)
CRE whole loans had $65.1 million and $55.5 million in unfunded loan commitments at September 30, 2017 and December 31, 2016, respectively.  These unfunded commitments are advanced as the borrowers formally request additional funding as permitted under the loan agreement and any necessary approvals have been obtained.

(6)	All syndicated corporate loans are second lien loans.
At September 30, 2017, approximately 25.1%, 24.2% and 16.9% of our CRE loan portfolio was concentrated in the Southwest, Pacific and Southeast, respectively, based on carrying value, as defined by the National Council of Real Estate Investment Fiduciaries ("NCREIF"). At December 31, 2016, approximately 30.7%, 20.4%, and 15.5% of our CRE loan portfolio was concentrated in the Southwest, Pacific and Southeast, respectively, based on carrying value.

ABS.  At September 30, 2017, we held $3.3 million of ABS at fair value through RCC Residential Portfolio TRS and RCC Commercial II.  At December 31, 2016, we held a total of $25.3 million of ABS at fair value through RCC Residential Portfolio TRS and RCC Commercial II.

(Back to Index)

(Back to Index)

The following table summarizes our ABS at fair value (in thousands):

	September 30, 2017		December 31, 2016
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Moody’s ratings category:
Aa1 through Aa3	$—	$—	$296	$311
B1 through B3	—	—	901	828
Ca	1,494	3,018	1,084	2,142
No rating provided	259	315	19,084	21,999
Total	$1,753	$3,333	$21,365	$25,280

S&P ratings category:
A+ through A-	$—	$—	$10,994	$11,327
CCC+ through CCC-	1,494	3,018	1,084	2,142
No rating provided	259	315	9,287	11,811
Total	$1,753	$3,333	$21,365	$25,280
Investment in Unconsolidated Entities. The following table shows our investments in unconsolidated entities at September 30, 2017 and December 31, 2016, and equity in earnings of unconsolidated entities for the three and nine months ended September 30, 2017 and three and nine months ended September 30, 2016 (in thousands, except percentages):

				Equity in Earnings (Losses) of Unconsolidated Entities
	Ownership % at	Balance at		For the three months ended	For the nine months ended	For the three months ended	For the nine months ended
	September 30, 2017	September 30, 2017	December 31, 2016	September 30, 2017	September 30, 2017	September 30, 2016	September 30, 2016
RRE VIP Borrower, LLC(1)	—%	$—	$—	$6	$44	$—	$35
Investment in LCC Preferred Stock(2)	—%	—	42,960	41,048	41,334	415	2,759
Pearlmark Mezz(3)	—%	—	16,953	—	165	132	552
RCM Global, LLC	9.5%	32	465	(61)	(231)	(560)	(160)
Pelium Capital Partners, L.P.(4)	80.2%	12,336	25,993	54	(22)	1,045	2,765
Investment in School Lane House (5)	—%	—	—	—	—	—	(1)
Subtotal		12,368	86,371	41,047	41,290	1,032	5,950
Investment in RCT I and II(6)	3.0%	1,548	1,548	(689)	(1,989)	(636)	(1,928)
Total		$13,916	$87,919	$40,358	$39,301	$396	$4,022

(1)
The investment in RRE VIP Borrower was sold at December 31, 2014. Earnings for the three and nine months ended September 30, 2017 and September 30, 2016 are related to insurance premium refunds with respect to the underlying sold properties in the portfolio.

(2)	Our investment in LCC was sold in July 2017.

(3)
We had committed to invest up to $50.0 million in Pearlmark Mezz. The commitment termination date was set to end on the earlier of when the original commitment was fully funded, or the fifth anniversary following the final closing date of June 24, 2015. We sold our investment in Pearlmark Mezz on May 17, 2017.

(4)	For the nine months ended September 30, 2017, we received proceeds of $13.6 million related to the partial liquidation of our investment.

(5)	Our investment in School House Lane was sold as of December 31, 2014.

(6)
For the three and nine months ended September 30, 2017 and September 30, 2016, these amounts are recorded in interest expense on our consolidated statements of operations as the investment is accounted for under the cost method.

(Back to Index)

(Back to Index)

Financing Receivables
The following tables show the allowance for loan and lease losses and recorded investments in loans and leases for the periods indicated (in thousands):

	Nine Months Ended September 30, 2017				Year Ended December 31, 2016
	Commercial Real Estate Loans	Syndicated Corporate Loans	Direct Financing Leases	Total	Commercial Real Estate Loans	Syndicated Corporate Loans	Direct Financing Leases	Total
Allowance for loan and lease losses:
Allowance for loan and lease losses at beginning of period	$3,829	$—	$465	$4,294	$41,839	$1,282	$465	$43,586
Provision for (recovery of) loan and lease losses	248	—	270	518	18,167	(402)	—	17,765
Loans charged-off	—	—	—	—	—	402	—	402
Transfer to loans held for sale	—	—	—	—	(15,763)	—	—	$(15,763)
Deconsolidation of VIEs	—	—	—	—	(40,414)	(1,282)	—	(41,696)
Allowance for loan and lease losses at end of period	$4,077	$—	$735	$4,812	$3,829	$—	$465	$4,294
Allowance for loan and lease losses ending balance:
Individually evaluated for impairment	$2,500	$—	$735	$3,235	$2,500	$—	$465	$2,965
Collectively evaluated for impairment	$1,577	$—	$—	$1,577	$1,329	$—	$—	$1,329
Loans acquired with deteriorated credit quality	$—	$—	$—	$—	$—	$—	$—	$—
Loans and Leases:
Amortized cost ending balance:
Individually evaluated for impairment	$7,000	$—	$902	$7,902	$7,000	$—	$992	$7,992
Collectively evaluated for impairment	$1,261,341	$—	$—	$1,261,341	$1,283,107	$—	$—	$1,283,107
Loans acquired with deteriorated credit quality	$—	$—	$—	$—	$—	$—	$—	$—

(Back to Index)

(Back to Index)

Credit quality indicators
Commercial Real Estate Loans

CRE loans are collateralized by a diversified mix of real estate properties and are assessed for credit quality based on the collective evaluation of several factors, including but not limited to: collateral performance relative to underwritten plan, current implied and/or reunderwritten LTV, loan structure, and the loan's exit plan. Depending on the loan's performance against these various factors, loans are rated on a scale from 1 to 5, with loans rated 1 representing loans with the highest credit quality and loans rated 5 representing loans with lowest credit quality. The factors evaluated provide general criteria to monitor credit migration in our loan portfolio, as such, a loan's rating may improve or worsen, depending on new information received

The criteria set forth below should be used as general guidelines, and, therefore, not every loan will have all of the characteristics described in each category below. Loans that are performing according to their underwritten plans generally will not require an allowance for loan loss.

Risk Rating	Risk Characteristics

1	• Property performance has surpassed underwritten expectations.
• Occupancy is stabilized, the property has had a history of consistently high occupancy, and the property has a diverse and high quality tenant mix.

2	• Property performance is consistent with underwritten expectations and covenants and performance criteria are being met or exceeded.
• Occupancy is stabilized, near stabilized or is on track with underwriting.

3	• Property performance lags behind underwritten expectations.
• Occupancy is not stabilized and the property has some rollover

4	• Property performance significantly lags behind underwritten expectations. Performance criteria and loan covenants have required occasional waivers.
• Occupancy is not stabilized and the property has a large amount of rollover.

5
• Property performance is significantly worse than underwritten expectations. The loan is not in compliance with loan covenants and performance criteria and is in default. Sale proceeds would not be sufficient to pay off the loan at maturity.

• The property has material vacancy and significant rollover of remaining tenants.
• An updated appraisal is required.
CRE whole loans are evaluated for any credit deterioration by debt asset management and certain finance personnel on at least a quarterly basis. Loans are first individually evaluated for impairment; and to the extent no individual impairment is determined, a general reserve is established.

The allowance for loan loss is computed as (i) 1.5% of the aggregate carrying amount of loans rated as a 3, plus (ii) 5% of the aggregate carrying amount of loans rated as a 4, plus (iii) specific allowances measured and determined on loans individually evaluated, which are loans rated 5. While the overall risk rating is generally not the sole factor used in determining whether a loan is impaired, a loan with a higher overall risk rating would tend to have more adverse indicators of impairment, and therefore would be more likely to experience a credit loss.

(Back to Index)

(Back to Index)

Credit risk profiles of CRE loans are as follows (in thousands):

	Rating 1	Rating 2	Rating 3	Rating 4	Rating 5	Held for Sale	Total
At September 30, 2017:
CRE whole loans (1)(3)	$64,976	$1,102,594	$88,938	$4,833	$7,000	$—	$1,268,341
Legacy CRE whole loans (1)(2)	—	—	—	—	—	78,459	78,459
	$64,976	$1,102,594	$88,938	$4,833	$7,000	$78,459	$1,346,800

At December 31, 2016:
CRE whole loans (1)	$1,186,292	$96,815	$—	$7,000	$—	$—	$1,290,107
Legacy CRE whole loans (1)	—	—	—	—	—	158,178	158,178
	$1,186,292	$96,815	$—	$7,000	$—	$158,178	$1,448,285

(1)
Pursuant to our strategic plan, certain Legacy CRE whole loans were moved to loans held for sale and included in assets held for sale carried at the lower of cost or fair value on our consolidated balance sheets at September 30, 2017 and December 31, 2016, respectively.

(2)	Includes one loan with a maturity date of May 2017 that is currently in default.

(3)	Includes one loan with a maturity date of November 2017 that entered into technical default in November 2017.
At September 30, 2017 and December 31, 2016, we had one CRE whole loan with a credit quality rating of 5 under the our current rating methodology and 4 under the our previous rating methodology, respectively, due to short term vacancy/tenant concerns and a past due maturity of February 2017. The loan is collateralized by a retail shopping center in Roswell, GA and had an amortized cost of $7.0 million at September 30, 2017 and December 31, 2016. For the period ended December 31, 2016, we obtained an appraisal and used the value indicated in the appraisal as a practical expedient in determining the fair value of the loan. The appraisal indicated a fair value of $4.5 million and we recorded a specific provision of $2.5 million on the loan during the fourth quarter of 2016. No additional provision was recorded on the loan for the three or nine months ended September 30, 2017. This loan is in default at September 30, 2017.
At December 31, 2016, we had eight Legacy CRE whole loans and one mezzanine loan included in assets held for sale with a total carrying value of $158.2 million. Appraisals, as a practical expedient for fair value, were obtained for all eight Legacy CRE loans classified as assets held for sale. The mezzanine loan had a fair value of $0. We recorded, and subsequently charged off upon transfer of the loans to assets held for sale, specific reserves on four of the five loans transferred to assets held for sale totaling $15.8 million, where the carrying values of the loans exceeded their fair values. These five loans had a collective carrying value of $110.7 million at December 31, 2016 and were comprised of the following:

•
Two CRE loans cross-collateralized by a hotel in Studio City, CA, with an initial par value of $67.5 million. These loans were written down to their collective appraised value of $61.4 million. The loans had a maturity date of February 2017. On June 30, 2017, the borrower sold the collateral underlying these loans. Proceeds of $67.0 million are included in principal receivable at September 30, 2017 and was received in July 2017. As a result of this transaction, we realized a gain of $5.6 million included in our consolidated statements of operations as net realized and unrealized gain on investment securities available-for-sale and loans and derivatives during the nine months ended September 30, 2017;

•
One CRE loan collateralized by a hotel in Tucson, AZ with an initial par value of $32.5 million. This loan was written down to its appraised value of $14.3 million. On February 28, 2017, we entered into a discounted payoff agreement with the borrower and received proceeds of $21.3 million in satisfaction of this loan. This transaction resulted in the recognition of a realized gain of $7.0 million in our consolidated statements of operations as net realized and unrealized gain on investment securities available-for-sale and loans and derivatives;

•
One CRE loan collateralized by an office property in Phoenix, AZ with an initial par value of $17.7 million. This loan was written down to its appraised value of $11.0 million. The loan had a maturity date of May 2017 and is currently in default;

•	One CRE loan collateralized by a hotel in Palm Springs, CA with an initial par value of $29.5 million. This loan was written down to its appraised value of $24.0 million.
As a result of the repayments of CRE loans held for sale discussed above on the Studio City, CA and Tucson, AZ properties, two of the five aforementioned Legacy CRE loans remain at September 30, 2017 and have a collective carrying value of $35.0 million.

(Back to Index)

(Back to Index)

At September 30, 2017, 50%, 36% and 14% of our Legacy CRE whole loans were concentrated in hotel, retail and office, respectively, based on carrying value. Of these loans, 86% are within the Pacific region and 14% are within the Mountain region, as defined by NCREIF. At December 31, 2016, 54%, 39% and 7% of our Legacy CRE whole loans were concentrated in hotel, retail and office, respectively, based on carrying value. Of these loans, 84% are within the Pacific region and 16% are within the Mountain region.

Three CRE loans held for sale with a collective carrying value of $44.6 million at September 30, 2017 and December 31, 2016 had fair values in excess of their carrying values. Before being transferred to assets held for sale in the fourth quarter of 2016, these loans were risked-rated in category 1 or category 2 (under our previous rating methodology).

All of our CRE whole loans were current with respect to contractual principal and interest except one defaulted CRE whole loan collateralized by a retail shopping center in Roswell, GA that had a carrying value of $4.5 million at September 30, 2017 and one defaulted Legacy CRE loan, classified as an asset held for sale, collateralized by an office property in Phoenix, AZ that had a carrying value of $11.0 million at September 30, 2017.

Two of our Legacy CRE whole loans cross-collateralized by a property in Studio City, CA with a collective carrying value, which was the lower of its cost or fair market value, of $61.4 million were in default at December 31, 2016.

Subsequent to the quarter ended September 30, 2017, we had one CRE whole loan with a maturity date of November 5, 2017, collateralized by a hotel property in Miami Beach, FL, that fell into technical default. The loan had an amortized cost of $52.0 million and was risk rated a 4 at September 30, 2017.
Direct Financing Leases
During the three and nine months ended September 30, 2017, we recorded a provision for lease losses against the value of our direct financing leases in the amount of $0 and $270,000, respectively. We held $167,000 and $527,000 of direct financing leases, net of reserves, at September 30, 2017 and December 31, 2016, respectively.
Loan Portfolios Aging Analysis
The following table presents the loan and lease portfolio aging analysis as of the dates indicated at amortized cost (in thousands):

	30-59 Days	60-89 Days	Greater than 90 Days	Total Past Due	Current	Total Loans Receivable	Total Loans > 90 Days and Accruing
At September 30, 2017:
CRE whole loans (1)	$—	$—	$7,000	$7,000	$1,261,341	$1,268,341	$—
Legacy CRE loans (2)	—	—	11,000	11,000	67,459	$78,459	—
Direct Financing Leases	—	—	269	269	633	902	—
Total loans	$—	$—	$18,269	$18,269	$1,329,433	$1,347,702	$—

At December 31, 2016:
CRE whole loans	$—	$—	$—	$—	$1,290,107	$1,290,107	$—
Legacy CRE loans (3)	61,400	—	—	61,400	96,792	158,192	—
Direct Financing Leases	137	—	128	265	727	992	—
Total loans	$61,537	$—	$128	$61,665	$1,387,626	$1,449,291	$—

(1)	Includes one whole loan with an amortized cost of $7.0 million that was in default at September 30, 2017, on which we had recorded a $2.5 million provision for loan loss.

(2)	Includes one loan with an appraised value of $11.0 million that was in default at September 30, 2017.

(3)	Includes two loans with an appraised value of $61.4 million that were in default at December 31, 2016.

(Back to Index)

(Back to Index)

Impaired Loans
The following tables show impaired loans as of the dates indicated (in thousands):

	Recorded Balance	Unpaid Principal Balance	Specific Allowance	Average Investment in Impaired Loans	Interest Income Recognized
At September 30, 2017:
Loans without a specific valuation allowance:
CRE whole loans	$—	$—	$—	$—	$—
Syndicated corporate loans	$—	$—	$—	$—	$—
Loans with a specific valuation allowance:
CRE whole loans	$7,000	$7,000	$(2,500)	$7,000	$—
Syndicated corporate loans	$—	$—	$—	$—	$—
Total:
CRE whole loans	$7,000	$7,000	$(2,500)	$7,000	$—
Syndicated corporate loans	—	—	—	—	—
	$7,000	$7,000	$(2,500)	$7,000	$—

At December 31, 2016:
Loans without a specific valuation allowance:
CRE whole loans	$—	$—	$—	$—	$—
Syndicated corporate loans	$—	$—	$—	$—	$—
Loans with a specific valuation allowance:
CRE whole loans	$7,000	$7,000	$(2,500)	$7,000	$480
Syndicated corporate loans	$—	$—	$—	$—	$—
Total:
CRE whole loans	$7,000	$7,000	$(2,500)	$7,000	$480
Syndicated corporate loans	—	—	—	—	—
	$7,000	$7,000	$(2,500)	$7,000	$480
Troubled-Debt Restructurings ("TDR")
The following tables show TDRs in our loan portfolio (dollars in thousands):

	Nine Months Ended September 30, 2017			Nine Months Ended September 30, 2016
	Number of Loans	Pre-Modification Outstanding Recorded Balance	Post-Modification Outstanding Recorded Balance	Number of Loans	Pre-Modification Outstanding Recorded Balance	Post-Modification Outstanding Recorded Balance

CRE whole loans	—	$—	$—	3	$29,459	$21,400
Total loans	—	$—	$—	3	$29,459	$21,400
Restricted Cash
At September 30, 2017, we had restricted cash of $14.5 million, which consisted of $12.9 million of restricted cash held by six securitizations, $1.6 million held as margin and $25,000 held in various reserve accounts. At December 31, 2016, we had restricted cash of $3.4 million, which consisted of $3.3 million of restricted cash in our seven securitizations, $20,000 held as margin and $71,000 held in various reserve accounts. The increase of $11.1 million is primarily related to the close of a new CRE securitization and an increase due to initial margin requirements under Dodd-Frank protocols on interest rate swaps.

(Back to Index)

(Back to Index)

Interest Receivable
The following table summarizes our interest receivable as of the periods indicated (in thousands):

	September 30, 2017	December 31, 2016	Net Change
Interest receivable from loans	$6,058	$5,685	$373
Interest receivable from securities	604	712	(108)
Interest receivable from escrow and sweep accounts	17	7	10
Total	$6,679	$6,404	$275
The $373,000 increase in interest receivable from loans is primarily attributable to new loan production offset by loan payoffs during the nine months ended September 30, 2017.  The $108,000 decrease in interest receivable from securities is attributable to multiple factors, including the sale seven ABS securities and from paydowns on CMBS, partially offset by the purchase of new CMBS.
Other Assets
The following table summarizes our other assets as of the periods indicated (in thousands):

	September 30, 2017	December 31, 2016	Net Change
Other receivables	$1,303	$9,642	$(8,339)
Tax receivables and prepaid taxes	4,044	3,508	536
Fixed assets - non real estate	170	261	(91)
Management fees receivable	2,242	361	1,881
Other	677	901	(224)
Total	$8,436	$14,673	$(6,237)
Other assets decreased by $6.2 million during the nine months ended September 30, 2017. At December 31, 2016, we had a receivable of $9.4 million from the sale of our investment in ZAIS, all of which was received in January 2017. At September 30, 2017, we had a receivable of $959,000 from the unsettled sale of one investment security available for sale, which constitutes the majority of our other receivables balance. The tax receivable and prepaid taxes increased by $536,000 during the nine months ended September 30, 2017 due to the timing of the payment of taxes. Management fees receivable increased by $1.9 million during the nine months ended September 30, 2017. The increase was due to the recognition of projected collateral management fee rebate cash flows for $2.2 million, triggered by the sale of our investments in the Harvest CLOs.
Deferred Tax Assets
During the quarter ended September 30, 2017, we established a full valuation allowance against our net deferred tax asset of approximately $17.0 million (tax effected $4.5 million) as we believed it was more likely than not that some or all of the deferred tax assets would not be realized. This assessment was based on our cumulative historical losses and uncertainties as to the amount of taxable income that would be generated in future years.  In recognition of this risk, we have recorded a full valuation allowance against our net deferred tax assets at September 30, 2017.  We will continue to evaluate our ability to realize the tax benefits associated with deferred tax assets by analyzing forecasted taxable income using both historical and projected future operating results, the reversal of existing temporary differences, taxable income in prior carry back years (if permitted) and the availability of tax planning strategies.

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

In November 2016, we received approval from our board of directors to execute a strategic plan, or the Plan, to focus our strategy on CRE debt investments.  The Plan contemplates disposing of certain legacy CRE debt investments, exiting underperforming non-core asset classes and establishing a dividend policy based on sustainable earnings.  Legacy CRE loans are loans originated prior to 2010. The non-core asset classes in which we have historically invested are described below:

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

(Back to Index)

(Back to Index)

Assets and Liabilities Held for Sale
The assets and liabilities of business segments classified as discontinued operations and other assets and liabilities classified as held for sale are reported separately in the accompanying consolidated financial statements and are summarized as follows at September 30, 2017 and December 31, 2016 (in thousands):

	September 30, 2017	December 31, 2016
ASSETS
Restricted cash	$139	$145
Interest receivable	80	305
Loans held for sale, at fair value	110,669	346,761
Property available for sale	—	125
Derivatives, at fair value	—	3,773
Intangible assets(1)	18,149	14,466
Other assets(2)	9,156	17,880
Total assets held for sale	$138,193	$383,455

LIABILITIES
Accounts payable and other liabilities	$9,293	$8,404
Management fee payable - related party	56	132
Accrued interest expense	22	203
Borrowings(3)	—	133,139
Derivatives, at fair value	—	685
Total liabilities held for sale	$9,371	$142,563

(1)
Includes mortgage services rights ("MSRs") with a fair value of $18.1 million and $14.4 million at September 30, 2017 and December 31, 2016, respectively. MSRs are recorded at fair value using a discounted cash flow approach to estimate the fair value utilizing the valuation services of an independent third party. The key assumptions used in the estimation of fair value include prepayment speeds, discount rates, default rates, cost to service, contractual servicing fees and escrow earnings.

(2)
Includes our investment in life settlement contracts of $6.4 million and $5.8 million at September 30, 2017 and December 31, 2016, respectively, which were transferred to held for sale in the fourth quarter of 2016.

(3)	Borrowings at December 31, 2016 are entirely related to PCM. There were no borrowings at September 30, 2017.

(Back to Index)

(Back to Index)

Repurchase and Credit Facilities
Borrowings under our repurchase agreement facilities are guaranteed by us or one of our subsidiaries. The following table sets forth certain information with respect to our repurchase agreement borrowings (dollars in thousands):

	September 30, 2017				December 31, 2016
	Outstanding Borrowings(1)	Value of Collateral	Number of Positions as Collateral	Weighted Average Interest Rate	Outstanding Borrowings(1)	Value of Collateral	Number of Positions as Collateral	Weighted Average Interest Rate
CMBS - Term Repurchase Facilities
Wells Fargo Bank	$19,272	$24,361	12	2.46%	$22,506	$28,514	13	1.96%
Deutsche Bank(2)	26,208	38,699	18	3.37%	55,981	86,643	23	3.04%

CRE - Term Repurchase Facilities
Wells Fargo Bank(3)	177,832	274,693	16	3.48%	215,283	313,126	16	2.86%
Morgan Stanley Bank(4)	62,159	91,402	5	3.85%	131,355	207,377	11	3.34%

Trust Certificates Term Repurchase Facilities
RSO Repo SPE Trust 2015(5)	26,502	89,121	2	6.73%	26,385	89,181	2	6.21%
RSO Repo SPE Trust 2017(6)	49,543	125,254	2	5.18%	—	—	—	—%

Short-Term Repurchase Agreements - CMBS
RBC Capital Markets, LLC	71,311	94,682	4	2.70%	—	—	—	—%
JP Morgan Securities, LLC	5,886	8,167	2	2.63%	—	—	—	—%
Total	$438,713	$746,379			$451,510	$724,841

(1)	Outstanding Borrowings amount includes accrued interest payable.

(2)	The Deutsche Bank CMBS term repurchase facility includes $0 and $16,000 of deferred debt issuance costs at September 30, 2017 and December 31, 2016, respectively.

(3)	The Wells Fargo Bank CRE term repurchase facility includes $822,000 and $1.6 million of deferred debt issuance costs at September 30, 2017 and December 31, 2016, respectively.

(4)	The Morgan Stanley Bank CRE term repurchase facility includes $611,000 and $1.1 million of deferred debt issuance costs at September 30, 2017 and December 31, 2016, respectively.

(5)	The RSO Repo SPE Trust 2015 term repurchase facility includes $170,000 and $282,000 of deferred debt issuance costs at September 30, 2017 and December 31, 2016, respectively.

(6)	The RSO Repo SPE Trust 2017 term repurchase facility includes $350,000 and $0 of deferred debt issuance costs at September 30, 2017 and December 31, 2016, respectively.
We are in compliance with all financial covenants in each of the respective agreements at September 30, 2017.
Short-Term Repurchase Agreements - CMBS
In August 2017, RCC Real Estate entered into a master repurchase and securities agreement with RBC Capital Markets, LLC (the "RBC Securities Agreement") to finance the purchase of CMBS. We had $71.3 million and $0 outstanding under the RBC Securities Agreement at September 30, 2017 and December 31, 2016.
Trust Certificates - Term Repurchase Facility
In September 2017, RCC Real Estate entered into a repurchase and securities agreement (the "Term Repurchase Trust Facility 2017") with RSO Repo SPE Trust 2017, a structure that provides financing under a structured sale of trust certificates to qualified institutional buyers through an offering led by Wells Fargo Securities, LLC. The Term Repurchase Trust Facility 2017 sold trust certificates of $49.9 million with an initial three year term that expires in September 2020, and an interest rate of one-month LIBOR plus an applicable spread of 3.95%. We have the ability to call the Term Repurchase Trust Facility 2017 at any time and in so doing would be subject to an early repurchase fee until the payment date in March 2019, after which it is freely prepayable.
Securitizations
At September 30, 2017, we retain equity in six of the securitizations we had executed.

(Back to Index)

(Back to Index)

In July 2017, we closed RCC 2017-CRE5, a $376.7 million CRE securitization transaction that provided financing for transitional commercial real estate loans. RCC 2017-CRE5 issued a total of $251.4 million of senior notes at par to unrelated investors.  RCC Real Estate purchased 100% of the Class C notes for $49.9 million.  In addition, Resource Real Estate Funding 2017-CRE5 Investor, LLC, a subsidiary of RCC Real Estate, purchased a $75.3 million equity interest representing 100% of the outstanding preference shares.  At September 30, 2017, the notes issued to outside investors had a weighted average rate of 2.26%. There is no reinvestment period in RCC 2017-CRE5; however, principal repayments, for a period ending in July 2020, may be used to purchase funding participations with respect to existing collateral held outside of the securitizations.
Corporate Debt
4.50% Convertible Senior Notes
In August 2017, we issued $143.8 million aggregate principal of our 4.50% convertible senior notes due 2022 (the "4.50% Convertible Senior Notes"). The gross proceeds were utilized to pay $3.9 million in debt issuance costs and to extinguish a portion of our 6.00% Convertible Senior Notes and 8.00% Convertible Senior Notes, resulting in the receipt of net proceeds of $13.5 million. In addition, we recorded a discount of $14.2 million (the offset of which was recorded in additional paid-in capital) on the 4.50% Convertible Senior Notes that reflects the difference between the stated value of the debt and the fair value of the notes as if they were issued without a conversion feature. The market discounts and the deferred debt issuance costs are amortized into interest expense in the consolidated statements of operations on an effective interest basis over the period ended on February 15, 2022. Interest on the 4.50% Convertible Senior Notes is paid semi-annually.
The 4.50% Convertible Senior Notes are convertible at the option of the holder at a current conversion rate of 78.2473 common shares per $1,000 principal amount of 4.50% Convertible Senior Notes (equivalent to an initial conversion price of $12.78 per common share). Upon conversion of the 4.50% Convertible Senior Notes, a holder will receive cash, our common shares or a combination of cash and our common shares, at our election.
6.00% Convertible Senior Notes
We extinguished $44.5 million aggregate principal of our 6.00% Convertible Senior Notes in conjunction with the issuance of the 4.50% Convertible Senior Notes. At September 30, 2017 and December 31, 2016, $70.5 million and $115.0 million aggregate principal of 6.00% Convertible Senior Notes were outstanding.
8.00% Convertible Senior Notes
We extinguished $78.8 million aggregate principal of our 8.00% Convertible Senior Notes in conjunction with the issuance of the 4.50% Convertible Senior Notes. At September 30, 2017 and December 31, 2016, $21.2 million and $100.0 million aggregate principal of 8.00% Convertible Senior Notes were outstanding.

Hedging Instruments
A significant market risk to us is interest rate risk.  Interest rates are highly sensitive to many factors, including governmental monetary and tax policies, domestic and international economic and political considerations and other factors beyond our control.  Changes in the general level of interest rates can affect net interest income, which is the difference between the interest income earned on interest-earning assets and the interest expense incurred in connection with the interest-bearing liabilities, by affecting the spread between the interest-earning assets and interest-bearing liabilities.  Changes in the level of interest rates also can affect the value of our interest-earning assets and our ability to realize gains from the sale of these assets.  A decline in the value of our interest-earning assets pledged as collateral for borrowings could result in the counterparties demanding additional collateral pledges or liquidation of some of the existing collateral to reduce borrowing levels. We seek to mitigate the potential impact on net income of periodic and lifetime coupon adjustment restrictions in our investment portfolio by entering into interest rate hedging agreements. We classify these hedges as cash flow hedges, which are hedges that eliminate the risk of changes in the cash flows of a financial asset or liability. We record changes in fair value of derivatives designated and effective as cash flow hedges in accumulated other comprehensive income (loss), and record changes in fair value of derivatives designated and ineffective as cash flow hedges in earnings.
We are also exposed to foreign currency exchange risk, a form of risk that arises from the change in price of one currency against another. However, substantially all of our revenues are transacted in U.S. dollars. To address this market risk, we generally hedge our foreign currency-denominated exposures (typically investments in debt instruments, including forecasted principal and interest payments) with foreign currency forward contracts. We classify these hedges as fair value hedges, which are hedges that mitigate the risk of changes in the fair values of assets, liabilities, and certain types of firm commitments. We record changes in the fair value of derivatives designated and effective as fair value hedges in earnings offset by corresponding changes in the fair

(Back to Index)

(Back to Index)

values of the hedged items. As we continue to further implement the strategic plan, as outlined in the "Overview" section, we will reduce and eventually eliminate for the foreseeable future our foreign currency exchange risk.
The following tables present the fair value of our derivative financial instruments as well as their classification on our consolidated balance sheets and on the consolidated statements of operations for the periods presented:
Fair Value of Derivative Instruments at September 30, 2017 (in thousands)

	Asset Derivatives
	Notional Amount	Consolidated Balance Sheet Location	Fair Value
Interest rate swap contracts, hedging(1)	$34,250	Derivatives, at fair value	$211
Forward contracts - foreign currency, hedging(2) (3)	$3,869	Derivatives, at fair value	$24
	Liability Derivatives
	Notional Amount	Consolidated Balance Sheet Location	Fair Value
Forward contracts - foreign currency, hedging(2) (3)	$13,143	Derivatives, at fair value	$229

Interest rate swap contracts, hedging	$34,250	Accumulated other comprehensive (income) loss	$(210)

(1)	Interest rate swap contracts are accounted for as cash flow hedges.

(2)	Foreign currency forward contracts are accounted for as fair value hedges.

(3)
Notional amount presented on a currency converted basis. The base currency notional amount of our foreign currency hedging forward contracts in an asset position was €3.3 million at September 30, 2017. The base currency notional amount of our foreign currency hedging forward contracts in a liability position was €11.1 million at September 30, 2017.

Fair Value of Derivative Instruments at December 31, 2016 (in thousands)

	Asset Derivatives
	Notional Amount	Consolidated Balance Sheet Location	Fair Value
Forward contracts - foreign currency, hedging(1) (2)	$12,489	Derivatives, at fair value	$647
	Liability Derivatives
	Notional Amount	Consolidated Balance Sheet Location	Fair Value
Forward contracts - foreign currency, hedging(1) (2)	$11,700	Derivatives, at fair value	$97

Interest rate swap contracts, hedging	$—	Accumulated other comprehensive (income) loss	$(18)

(1)	Foreign currency forward contracts are accounted for as fair value hedges.

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

The Effect of Derivative Instruments on the Consolidated Statements of Operations for the
Nine Months Ended September 30, 2017 (in thousands)

	Derivatives
	Consolidated Statements of Operations Location	Realized and Unrealized Gain (Loss) (1)
Interest rate swap contracts, hedging	Interest expense	$(53)
Forward contracts - foreign currency, hedging	Net realized and unrealized (loss) gain on investment securities available-for-sale and loans and derivatives	$(1,998)

(1)	Negative values indicate a decrease to the associated consolidated statements of operations line items.

(Back to Index)

(Back to Index)

The Effect of Derivative Instruments on the Consolidated Statements of Operations for the
Nine Months Ended September 30, 2016 (in thousands)

	Derivatives
	Consolidated Statements of Operations Location	Realized and Unrealized Gain (Loss) (1)
Interest rate swap contracts, hedging	Interest expense	$(95)
Forward contracts - foreign currency, hedging	Net realized and unrealized (loss) gain on investment securities available-for-sale and loans and derivatives	$(733)

(1)	Negative values indicate a decrease to the associated consolidated statements of operations line items.
At September 30, 2017, we had six swap contracts outstanding in order to hedge rate movements against our CMBS portfolio. Our interest rate hedges at September 30, 2017 were as follows (in thousands except percentages):

	Benchmark rate	Notional value	Strike rate	Effective date	Maturity date	Fair value
CMBS Swaps
Interest rate swap	One-month LIBOR	$7,500	1.99%	6/18/2017	10/18/2025	$54
Interest rate swap	One-month LIBOR	3,010	2.02%	6/18/2017	1/28/2026	16
Interest rate swap	One-month LIBOR	2,525	1.94%	7/18/2017	10/18/2025	26
Interest rate swap	One-month LIBOR	3,640	2.15%	8/18/2017	3/18/2027	1
Interest rate swap	One-month LIBOR	4,025	2.09%	8/18/2017	10/18/2026	12
Interest rate swap	One-month LIBOR	13,550	2.09%	10/18/2017	9/18/2027	102
		$34,250				$211
Equity
Total equity at September 30, 2017 was $730.7 million and gave effect to $210,000 of unrealized gains on our cash flow hedges and $1.3 million, after tax, of net unrealized gains on our available-for-sale portfolio, shown as a component of accumulated other comprehensive income.  Equity at December 31, 2016 was $703.1 million and gave effect to $18,000 of unrealized losses on our cash flow hedges and $3.1 million of net unrealized gains on our available-for-sale portfolio, shown as a component of accumulated other comprehensive income.  The increase in equity during the nine months ended September 30, 2017 was primarily due to an increase in net income, the discount, net of repurchase and offering costs, recognized on the issuance of our 4.50% Convertible Senior Notes, offset by distributions to preferred and common stock.

(Back to Index)

Balance Sheet - Book Value Reconciliation (in thousands, except per share data)

The following table reconciles our common stock book value from December 31, 2016 to September 30, 2017 (in thousands, except per share data):

	Amount	Per Share
Common stock book value at December 31, 2016(1)	$434,211	$14.17
Net income allocable to common shares	17,808	0.57
Change in other comprehensive income:
Available-for-sale securities	(1,825)	(0.06)
Derivatives	228	0.01
Common stock dividends	(4,618)	(0.15)
Common stock dividends on unvested shares	(83)	—
Accretion (dilution) from additional shares issued during the period	2,606	(0.02)
Non-cash GAAP discount on the 4.50% Convertible Senior Notes issuance	14,231	0.46
Repurchase of conversion option on extinguished convertible notes	(194)	(0.01)
4.50% Convertible Senior Notes offering costs	(385)	(0.01)
Purchase of non-controlling interest	(1,410)	(0.05)
Total net increase	26,358	0.74
Common stock book value at September 30, 2017(1) (2)	$460,569	$14.91

(1)
Per share calculations exclude unvested restricted stock, as disclosed on our consolidated balance sheets, of 502,539 shares and 400,050 shares at September 30, 2017 and December 31, 2016, respectively. The denominator for the calculation is 30,881,351 and 30,649,970 at September 30, 2017 and December 31, 2016, respectively.

(2)	Book value allocable to common shares is calculated as total stockholders' equity of $730.7 million less preferred stock equity of $270.1 million at September 30, 2017.

Book value includes $14.9 million of total discount resulting from the value of the conversion option on our convertible senior notes, of which $13.9 million relates to the issuance of the 4.50% Convertible Senior Notes in August 2017. The convertible senior notes' discounts will be amortized into interest expense over the remaining life of each note issuance. At September 30, 2017, book value excluding this item would be $445.6 million, which equates to $14.43 per share.
Non-GAAP Financial Measures
Core Earnings
Beginning with the three months and year ended December 31, 2016, we use Core Earnings as a non-GAAP financial measure to evaluate our operating performance. We believe that the measures presented in this Form 10-Q, when considered together with GAAP financial measures, provide information that is useful to investors as viewed by us. We previously used Adjusted Funds from Operations as a non-GAAP measure of operating performance.
Core Earnings exclude the effects of certain transactions and GAAP adjustments that we believe are not indicative of our current CRE loan portfolio and other CRE related investments and operations. Core Earnings exclude income (loss) from all non-core assets, such as Commercial Finance, Middle Market Lending, Residential Mortgage Lending, Legacy CRE loans and other non-CRE assets designated as assets held for sale at the initial measurement date.(1)
Core Earnings is defined as GAAP net income (loss) allocable to common shareholders, excluding (i) non-cash equity compensation expense, (ii) incentive fees payable to our external manager, (iii) unrealized gains and losses, (iv) non-cash provisions for CRE loan losses, (v) non-cash impairments on securities, (vi) non-cash amortization of discounts or premiums associated with borrowings, (vii) net income or loss from a limited partnership interest owned at the initial measurement date, (viii) net income or loss from non-core assets,(2) (3) (ix) real estate depreciation and amortization and (x) foreign currency gains or losses. Core Earnings may also be adjusted periodically to exclude certain one-time events pursuant to changes in GAAP and certain non-cash items.
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

(Back to Index)

(Back to Index)

The following table reconciles GAAP net income allocable to common shares to Core Earnings (a non-GAAP financial measure) for the periods presented (in thousands, except per share data):

	For the Three Months Ended				For the Nine Months Ended
	September 30,				September 30,
	2017	Per Share Data	2016	Per Share Data	2017	Per Share Data	2016	Per Share Data
Net income (loss) allocable to common shares - GAAP	$12,644	$0.41	$(51,573)	$(1.69)	$17,808	$0.57	$(43,436)	$(1.42)
Adjustment for realized gain on CRE assets	—	—	(32)	—	—	—	(875)	(0.03)
Net income (loss) allocable to common shares - GAAP, adjusted	12,644	0.41	(51,605)	(1.69)	17,808	0.57	(44,311)	(1.45)

Reconciling items from continuing operations:
Non-cash equity compensation expense	895	0.03	1,702	0.06	2,417	0.08	3,543	0.12
Incentive management fees	2,154	0.07	—	—	2,154	0.07	—	—
Non-cash (recovery of) provision for CRE loan losses	(612)	(0.02)	7,997	0.26	379	0.01	7,997	0.26
Unrealized loss on core activities	1,500	0.05	—	—	1,500	0.05	—
Non-cash amortization of discounts or premiums associated with borrowings	2,450	0.08	414	0.01	3,278	0.11	1,246	0.04
Impairments on securities	—	—	732	0.02	—	—	732	0.02
Net loss (income) from limited partnership interest owned at the initial measurement date(1)	703	0.02	(132)	—	1,073	0.03	(585)	(0.02)
Income tax expense from non-core investments(2)(3)	4,464	0.14	8,939	0.29	5,938	0.19	8,939	0.29
Net realized gain on non-core assets(2) (3)	(39,230)	(1.26)	—	—	(41,015)	(1.32)	—	—
Net (income) loss from non-core assets(3)	(1,432)	(0.05)	979	0.03	(5,701)	(0.18)	(8,955)	(0.29)

Reconciling items from discontinued operations and CRE assets:
Net interest income on Legacy CRE loans held for sale	(947)	(0.03)	—	—	(3,252)	(0.11)	—	—
Realized loss (gain) on liquidation of CRE loan	73	—	—	—	(12,489)	(0.40)	—	—
Asset impairment on CRE securities	—	—	20,653	0.68	—	—	20,653	0.68
Net loss (income) from other non-CRE investments held for sale	13	—	—	—	(286)	(0.01)	—	—
Loss from discontinued operations, net of taxes	6,087	0.20	11,321	0.37	10,832	0.35	12,532	0.41
Core Earnings before realized gain on CRE assets	(11,238)	(0.36)	1,000	0.03	(17,364)	(0.56)	1,791	0.06

Adjustment for realized gain on CRE assets	—	—	32	—	—	—	875	0.03
Core Earnings allocable to common shares(4)	$(11,238)	$(0.36)	$1,032	$0.03	$(17,364)	$(0.56)	$2,666	$0.09
Weighted average common shares – diluted	31,115		30,528		31,017		30,539

Core Earnings per common share – diluted(4)	$(0.36)		$0.03		$(0.56)		$0.09

(1)	Initial measurement date is December 31, 2016.

(2)	Income tax expense from non-core investments and net realized gain on non-core assets are components of net (income) loss from non-core assets.

(3)
Non-core assets are investments and securities owned by RSO at the initial measurement date in (i) Commercial Finance, (ii) Middle Market Lending, (iii) Residential Mortgage Lending, (iv) Legacy CRE loans designated as held for sale and (v) other non-CRE assets included in assets held for sale.

(4)
Core Earnings for the three and nine months ended September 30, 2017 include a non-recurring charge of $8.5 million, or $(0.27) per share-diluted, related to the extinguishment of the 6.00% Convertible Senior Notes and 8.00% Convertible Senior Notes.

(Back to Index)

(Back to Index)

Liquidity and Capital Resources

Liquidity is a measurement of our ability to meet potential cash requirements, including ongoing commitments to pay dividends, fund investments, repay borrowings and other general business needs, including our management fee. Our ability to meet our on-going liquidity needs is subject to our ability to generate cash from operating activities and our ability to maintain and/or obtain additional debt financing and equity capital together with the funds referred to below.

In November 2016, the board of directors approved the Plan, pursuant to which we are focused on making CRE debt investments going forward. The Plan includes disposing of certain non-core businesses and investments and underperforming Legacy CRE loans, as well as maintaining a dividend policy based on sustainable earnings. As part of the Plan, the Identified Assets were reclassified as discontinued operations ("Discops") and/or assets held for sale ("AHFS") during the fourth quarter of 2016. The following table delineates these disposable investments by business segment and details the current net book value of the businesses and investments included in the Plan (in millions):

	Identified Assets at Plan Inception	Impairments/ Adjustments on Non-Monetized Assets (1)(2)	Impairments/ Adjustments on Monetized Assets (1)	Monetized through September 30, 2017	Net Book Value at September 30, 2017
Discops and AHFS
Legacy CRE Loans(3)	$194.7	$(12.2)	$(11.7)	$(92.3)	$78.5
Middle Market Loans	73.8	(18.5)	0.3	(26.4)	29.2
Residential Mortgage Lending Segment(4)	56.6	(8.4)	1.4	(30.6)	19.0
Other AHFS	5.9	1.8	1.4	(2.5)	6.6
Subtotal - Discops and AHFS	$331.0	$(37.3)	$(8.6)	$(151.8)	$133.3
Investments in Unconsolidated Entities	86.6	0.6	39.3	(114.2)	12.3
Commercial Finance Assets(5)	62.5	1.3	(1.4)	(58.9)	3.5
Total	$480.1	$(35.4)	$29.3	$(324.9)	$149.1

(1)	Reflects adjustments as a result of the designation as AHFS or Discops, which occurred during the third and fourth quarters of 2016, except as noted in (2) below.

(2)	The impairment adjustment to middle market loans includes $5.4 million of fair value adjustments that occurred prior to the inception of the Plan.

(3)
Legacy CRE loans includes $118.2 million par value of loans at the inception of the Plan that were not reflected on the consolidated balance sheets until our investment in RREF CDO 2007-1 was liquidated on November 25, 2016.

(4)	Includes $4.5 million of cash and cash equivalents not classified as AHFS in the Residential Mortgage Lending segment at September 30, 2017.

(5)	Commercial Finance assets decreased by $2.3 million related to the reclassification of certain assets to other assets on the consolidated balance sheet.
For the nine months ended September 30, 2017, our principal sources of liquidity were: (i) proceeds of $92.3 million from the sale and paydowns of Legacy CRE loans classified as assets held for sale, (ii) proceeds of $84.3 million in connection with the sale of LCC, an equity method investment, (iii) net proceeds of $49.4 million from the close of our 2017 trust certificate - term repurchase facility, (iv) net proceeds of $39.2 million from the close of a new CRE securitization, RCC 2017-CRE5, LLC, (v) proceeds of $38.9 million from repayments on our CRE loan portfolio, (vi) proceeds of $37.0 million from sales and paydowns on our commercial finance assets, (vii) proceeds of $25.6 million from the liquidation of our CRE securitization RCC 2014-CRE2, LLC, (viii) proceeds of $18.1 million from the sale of PCM's residential mortgage lending operating platform and certain other assets and liabilities, (ix) proceeds of $16.2 million from the sale of our equity interest in an investment in an unconsolidated entity, (x) proceeds of $16.2 million from the sales and paydowns of middle market loans classified as assets held for sale, (xi) proceeds of $13.6 million from our interest in Pelium Capital Partners, LP, an equity method investment and (xii) net proceeds of $8.2 million from the close of our 4.5% convertible senior note offering. These sources of liquidity substantially provided the $283.0 million of unrestricted cash we held at September 30, 2017. In addition, we have $80.7 million of capital available through a CMBS term facility to help finance the purchase of CMBS securities and $408.9 million from two CRE term facilities for the origination of CRE loans at September 30, 2017. Through September 30, 2017, we have monetized $324.9 million of the investments that were included in the Plan and expect to continue this disposition process during the remainder of 2017.

(Back to Index)

(Back to Index)

We utilize a variety of financing arrangements to finance certain assets. We generally utilize the following two types of financing arrangements:
1. Repurchase Agreements:  Repurchase agreements effectively allow us to borrow against loans and securities that we own. Under these agreements, we sell our loans and securities to a counterparty and agree to repurchase the same loans and securities from the counterparty at a price equal to the original sales price plus interest. The counterparty retains the sole discretion over both whether to purchase the loan and security from us and, subject to certain conditions, the market value of such loan or security for purposes of determining whether we are required to pay margin to the counterparty. Generally, if the lender determines (subject to certain conditions) that the market value of the collateral in a repurchase transaction has decreased by more than a defined minimum amount, we would be required to repay any amounts borrowed in excess of the product of (i) the revised market value multiplied by (ii) the applicable advance rate. During the term of a repurchase agreement, we receive the principal and interest on the related loans and securities and pay interest to the counterparty. As of September 30, 2017, we have various repurchase agreements, as described below.
2. Loan Sales, Syndications and Securitizations:  We seek non‑recourse long‑term financing from loan sales, syndications and/or securitizations of our investments in CRE loans. The sales, syndications or securitizations generally involve a senior portion of our loan, but may involve the entire loan. Loan sales and syndications generally involve the sale of a senior note component or participation interest to a third party lender. Securitization generally involves transferring notes to a special purpose vehicle (or the issuing entity), which then issues one or more classes of non‑recourse notes pursuant to the terms of an indenture. The notes are secured by the pool of assets. In exchange for the transfer of assets to the issuing entity, we receive cash proceeds from the sale of non‑recourse notes. Sales, syndications or securitizations of our portfolio investments might magnify our exposure to losses on those portfolio investments because the retained subordinate interest in any particular overall loan would be subordinate to the loan components sold and we would, therefore, absorb all losses sustained with respect to the overall loan before the owners of the senior notes experience any losses with respect to the loan in question.
In February 2012, we entered into a master repurchase and securities agreement with Wells Fargo Bank, NA to finance the origination of CRE loans. The facility has a maximum capacity of $400.0 million and a maturity date of July 21, 2018, subject to three one-year extension rights which may extend the maturity to July 2021. During the first quarter of 2017, we amended certain financial covenants within the facility and we are in full compliance with all covenants at September 30, 2017. As of September 30, 2017, we had $178.4 million of borrowings outstanding with Wells Fargo, NA secured by our CRE loans.
In September 2015, we entered into a master repurchase and securities agreement with Morgan Stanley Bank, NA to finance the origination of CRE loans. The facility has a maximum capacity of $250.0 million and an initial three year term that expires in September 2018 with an annual one-year extension option through September 2019. During the first quarter of 2017, we amended certain financial covenants within the facility and we are in full compliance with all covenants at September 30, 2017. As of September 30, 2017, we had $62.7 million of borrowings outstanding with Morgan Stanley Bank, NA secured by our CRE loans.
In February 2011, we entered into a master repurchase and securities agreement with Wells Fargo Bank, NA to finance the purchase of CMBS. The maximum amount of the facility is $100.0 million which we extended to March 31, 2018 during the three months ended March 31, 2017. We may enter into interest rate swaps and cap agreements for securities whose average life exceeds two years to mitigate interest rate risk under the facility. During the first quarter of 2017, we amended certain financial covenants within the facility and we are in full compliance with all covenants at September 30, 2017. As of September 30, 2017, we had $19.3 million of borrowings outstanding with Wells Fargo Bank, NA secured by our CMBS.
In November 2012, a subsidiary entered into a master repurchase and securities agreement (the "JP Morgan Securities Agreement") with JP Morgan Securities LLC to finance the purchase of CMBS. In April 2017, we entered into the first amendment of the JP Morgan Securities Agreement which amended the minimum shareholders' equity of the guarantor and maximum leverage ratio covenants. We had $5.9 million outstanding borrowings payable under the JP Morgan Securities Agreement at September 30, 2017.
In August 2017, a subsidiary entered into a master repurchase and securities agreement with RBC Capital Markets, LLC (the "RBC Securities Agreement") to finance the purchase of CMBS. We had $71.3 million outstanding borrowings payable under the RBC Securities Agreement at September 30, 2017.

(Back to Index)

(Back to Index)

Historically, we have financed the acquisition of our investments through CDOs and securitizations that essentially match the maturity and repricing dates of these financing vehicles with the maturities and repricing dates of our investments. We have in the past derived substantial operating cash from our equity investments in our CDOs and securitizations which, if the CDOs and securitizations fail to meet certain tests, will cease. Through September 30, 2017, we did not experience difficulty in maintaining our existing CDO and securitization financing and passed all of the critical tests required by these financings. We have called or substantially liquidated each of our remaining legacy CRE and commercial finance CDOs during 2016, which removes the requirement for us to maintain these tests going forward.
The following table sets forth the distributions made by and coverage test summaries for our securitizations for the periods presented (in thousands):

Name	Cash Distributions		Overcollateralization Cushion
	Nine Months Ended September 30,	Year Ended December 31,	At September 30,	As of Initial Measurement Date
	2017	2016	2017 (1)
RCC 2014-CRE2(2)	$33,050	$12,961	N/A	$20,663
RCC 2015-CRE3(3)	$6,641	$10,907	$44,005	$20,313
RCC 2015-CRE4(4)	$6,624	$11,784	$56,772	$9,397
RCC 2017-CRE5(5)	$2,323	$—	$20,727	$20,727
Apidos Cinco CDO(6)	$2,056	$22,627	N/A	$17,774
RREF CDO 2006-1(7)	$—	$1,394	N/A	$24,941
RREF CDO 2007-1(8)	$—	$1,890	N/A	$26,032
RCC CRE Notes 2013(9)	$—	$37,759	N/A	N/A
Moselle CLO S.A. (10)	$—	$183	N/A	N/A

(1)	Overcollateralization cushion represents the amount by which the collateral held by the securitization issuer exceeds the maximum amount required.

(2)
Resource Capital Corp. 2014-CRE2 was liquidated in August 2017, and, as a result, all $93.0 million of the remaining assets were returned to us in exchange for our preference shares and equity notes in the securitization. We also received $25.6 million in principal on its preference share and equity notes.

(3)
Resource Capital Corp. 2015-CRE3 has no reinvestment period; however, until February 2017 principal repayments could be utilized to purchase loans held outside of the securitization that represent the funded commitments of existing collateral in the securitization that were not funded as of the date the securitization was closed. Additionally, the indenture does not contain any interest coverage test provisions.

(4)
Resource Capital Corp. 2015-CRE4 has no reinvestment period; however, until September 2017 principal repayments could be utilized to purchase loans held outside of the securitization that represent the funded commitments of existing collateral in the securitization that were not funded as of the date the securitization was closed. Additionally, the indenture does not contain any interest coverage test provisions.

(5)
Resource Capital Corp. 2017-CRE5 has no reinvestment period; however, until July 2020 principal repayments may be utilized to purchase loans held outside of the securitization that represent the funded commitments of existing collateral in the securitization that were not funded as of the date the securitization was closed. Additionally, the indenture does not contain any interest coverage test provisions.

(6)	Apidos Cinco was substantially liquidated on November 16, 2016. As a result of the liquidation, we received $20.4 million of cash and consolidated the remaining assets.

(7)
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

(9)
Resource Capital Corp. CRE Notes 2013 was liquidated in December 2016, and, as a result, all $13.5 million of the remaining assets were returned to us in exchange for our preference shares and equity notes in the securitization. We also received $33.4 million in principal on its preference share and equity notes.

(10)
Moselle CLO S.A. was acquired on February 24, 2014, and the reinvestment period for this securitization expired prior to the acquisition. In the fourth quarter of 2014, Moselle CLO S.A. began liquidating and by January 2015 all of the assets were sold.

At October 31, 2017, our liquidity consisted of two primary sources:

•	unrestricted cash and cash equivalents of $185.5 million; and

•
$192.6 million and $187.3 million available under two term financing facilities to finance originations of CRE loans and $85.6 million available under a term financing facility to finance purchases of CMBS.

Our leverage ratio, defined as the ratio of borrowings to stockholders' equity may vary as a result of the various funding strategies we use.  At September 30, 2017 and December 31, 2016, our leverage ratio was 1.6 times and 1.9 times, respectively. The leverage ratio decline was driven primarily by a reduction in borrowings in our existing CRE securitizations and a reduction of our liabilities held for sale combined with an increase in stockholders’ equity, which was primarily a result of net income earned year-to-date in 2017 in excess of distributions.

(Back to Index)

(Back to Index)

Distributions
In order to maintain our qualification as a REIT and to minimize corporate-level income tax on our income, we intend to make regular quarterly distributions to holders of our common stock and preferred stock. U.S. federal income tax law generally requires that a REIT distribute at least 90% of its REIT taxable income annually, determined without regard to the deduction for dividends paid and excluding net capital gains, and that it pay tax at regular corporate rates to the extent that it annually distributes less than 100% of its taxable income. Before we pay any dividend, whether for U.S. federal income tax purposes or otherwise, we must first meet both our operating requirements and debt service on our repurchase agreements and other debt payable. If our cash available for distribution is less than our taxable income, we could be required to sell assets or borrow funds to make cash distributions, or we may make a portion of the required distribution in the form of a taxable stock distribution or distribution of debt securities.  This requirement can impact our liquidity and capital resources.
The following tables present dividends declared (on a per share basis) for the first, second and third quarters of 2017 and each of the quarters in 2016:

Common Stock
	Date Paid	Total Dividend Paid	Dividend Per Share
		(in thousands)
2017
March 31	April 27	$1,568	$0.05
June 30	July 28	$1,567	$0.05
September 30	October 27	$1,566	$0.05
2016
March 31	April 28	$13,073	$0.42
June 30	July 28	$13,051	$0.42
September 30	October 28	$13,012	$0.42
December 31	January 27, 2017	$1,550	$0.05

Preferred Stock
	Series A			Series B			Series C
	Date Paid	Total Dividend Paid	Dividend Per Share	Date Paid	Total Dividend Paid	Dividend Per Share	Date Paid	Total Dividend Paid	Dividend Per Share
		(in thousands)			(in thousands)			(in thousands)
2017
March 31	May 1	$568	$0.531250	May 1	$2,859	$0.515625	May 1	$2,588	$0.539063
June 30	July 31	$568	$0.531250	July 31	$2,859	$0.515625	July 31	$2,588	$0.539063
September 30	October 30	$568	$0.531250	October 30	$2,859	$0.515625	October 30	$2,588	$0.539063
2016
March 31	May 2	$568	$0.531250	May 2	$2,859	$0.515625	May 2	$2,588	$0.539063
June 30	August 1	$568	$0.531250	August 1	$2,859	$0.515625	August 1	$2,588	$0.539063
September 30	October 31	$568	$0.531250	October 31	$2,859	$0.515625	October 31	$2,588	$0.539063
December 31	January 30, 2017	$568	$0.531250	January 30, 2017	$2,859	$0.515625	January 30, 2017	$2,588	$0.539063

(Back to Index)

(Back to Index)

Contractual Obligations and Commitments

	Contractual Commitments (1)
	(in thousands)
	Payments due by Period
	Total	Less than 1 year	1 - 3 years	3- 5 years	More than 5 years
CRE Securitizations	$465,529	$—	$—	$—	$465,529
Repurchase and Credit Facilities (2)	438,713	362,668	76,045	—	—
Unsecured Junior Subordinated Debentures (3)	51,548	—	—	—	51,548
4.50% Convertible Senior Notes (4)	126,373	—	—	126,373	—
6.00% Convertible Senior Notes (5)	69,272	—	69,272	—	—
8.00% Convertible Senior Notes (6)	20,659	—	20,659	—	—
Unfunded Commitments on CRE Loans (7)	65,060	—	65,060	—	—
Base Management Fees (8)	10,897	10,897	—	—	—
Total	$1,248,051	$373,565	$231,036	$126,373	$517,077

(1)	Contractual commitments on borrowings are presented net of deferred debt issuance costs and discounts.

(2)	Contractual commitments include $585,000 of interest expense accrued through September 30, 2017 on our repurchase facilities.

(3)
Contractual commitments do not include $32.2 million and $32.7 million of estimated interest expense payable through the maturity dates of June 2036 and October 2036, respectively, on our trust preferred securities.

(4)	Contractual commitments do not include $32.0 million of interest expense payable through the maturity date of August 15, 2022 on our 4.50% Convertible Senior Notes.

(5)	Contractual commitments do not include $5.0 million of interest expense payable through the maturity date of December 1, 2018 on our 6.00% Convertible Senior Notes.

(6)	Contractual commitments do not include $3.9 million of interest expense payable through the maturity date of January 15, 2020 on our 8.00% Convertible Senior Notes.

(7)
Unfunded commitments on our originated CRE loans generally fall into two categories: (1) pre-approved capital improvement projects; and (2) new or additional construction costs subject, in each case, to the borrower meeting specified criteria. Upon completion of the improvements or construction, we would receive additional loan interest income on the advanced amount. At September 30, 2017, we had unfunded commitments on 36 CRE loans.

(8)
Calculated only for the next 12 months based on our calculated equity, as defined in our management agreement.  Our management agreement also provides for an incentive fee arrangement that is based on operating performance.  Because the incentive fee is not a fixed and determinable amount, it is not included in this table.

Off-Balance Sheet Arrangements
General
At September 30, 2017, we did not maintain any relationships with unconsolidated entities or financial partnerships that were established for the purpose of facilitating off-balance sheet arrangements or contractually narrow or limited purposes, although we do have interests in unconsolidated entities not established for those purposes. Except as set forth below, at September 30, 2017, we had not guaranteed obligations of any unconsolidated entities or entered into any commitment or letter of intent to provide additional funding to any such entities.
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

(Back to Index)

In May 2017, we received proceeds of $16.2 million from the sale of our equity interest in Pearlmark Mezz, an unconsolidated entity. As part of our sale of Pearlmark Mezz, we entered into an indemnification agreement whereby we indemnified the purchaser against realized losses of up to $4.3 million on the Kingsway mezzanine loan until the final maturity date in 2020. A reserve of $703,000 for probable losses was recorded during the three and nine months ended September 30, 2017.

(Back to Index)

ITEM 3 .	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
At September 30, 2017, the primary component of our market risk was interest rate risk, as described below. While we do not seek to avoid risk completely, we do seek to assume risk that can be quantified from historical experience, to actively manage that risk, to earn sufficient compensation to justify assuming that risk and to maintain capital levels consistent with the risk we undertake or to which we are exposed.
Effect on Fair Value
A component of interest rate risk is the effect that changes in interest rates will have on the fair value of our assets. We face the risk that the fair value of our assets will increase or decrease at different rates than that of our liabilities, including our hedging instruments.
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
The following sensitivity analysis tables present, at September 30, 2017 and December 31, 2016, the estimated impact on the fair value of our interest rate-sensitive investments and liabilities of changes in interest rates, assuming rates instantaneously fall 100 basis points and rise 100 basis points and a static portfolio (in thousands, except percentages):

	September 30, 2017
	Interest rates fall 100 basis points	Unchanged	Interest rates rise 100 basis points
Interest-rate-sensitive investment securities:
Fair value	$86,626	$83,963	$81,514
Change in fair value	$2,663	$—	$(2,449)
Change as a percent of fair value	3.17%	—%	(2.92)%

Hedging instruments:
Fair value	$(2,746)	$211	$2,902
Change in fair value	$(2,957)	$—	$2,691
Change as a percent of fair value	(1,402)%		1,276%

	December 31, 2016
	Interest rates fall 100 basis points	Unchanged	Interest rates rise 100 basis points
Interest-rate-sensitive investment securities:
Fair value	$87,077	$86,751	$86,431
Change in fair value	$326	$—	$(320)
Change as a percent of fair value	0.38%	—%	(0.37)%

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
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting during the three and nine months ended September 30, 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

(Back to Index)

(Back to Index)

PART II

ITEM 1.	LEGAL PROCEEDINGS

In September 2015, Daren Levin filed a putative class action in the United States District Court for the Southern District of New York on behalf of all persons who purchased our common stock between March 2, 2015 and August 4, 2015 (the "Levin Complaint"). In November 2015, the Court appointed Douglas Drees as the lead plaintiff in the action, and ordered the lead plaintiff to file an amended complaint. In February 2016, the lead plaintiff filed an amended complaint, alleging that we and certain of our officers and directors materially misrepresented certain risks of its commercial loan portfolio and processes and controls for assessing the quality of its portfolio. Based on these allegations, the amended complaint asserted claims for violation of the securities laws and seeks a variety of relief, including unspecified monetary damages as well as costs and attorneys’ fees. On June 1, 2017, a second amended complaint was filed that added a new class of Series B and Series C preferred shareholders, but was otherwise substantially similar to the amended complaint. The parties are currently engaged in discovery and the plaintiff has filed a motion for class certification, which we have opposed. We believe the plaintiff’s claims are without merit and intend to defend ourself vigorously.
    Six separate shareholder derivative suits (the "New York State Actions") purporting to assert claims on behalf of us were filed in the Supreme Court of New York on the following dates: December 2015 (the "Reaves Complaint"), February 2017 (the "Caito Complaint"), March 2017 (the "Simpson Complaint"), March 2017 (the "Heckel Complaint"), May 2017 (the "Schwartz Complaint"), and August 2017 (the "Greff Complaint"). Plaintiffs in the Schwartz and Greff actions made demands on the board of directors before filing suit, but plaintiffs in the Reaves, Caito, Simpson, and Heckel actions did not. All of the shareholder derivative suits are substantially similar and allege that certain of our current and former officers and directors breached their fiduciary duties, wasted corporate assets, and/or were unjustly enriched. Certain complaints assert additional claims against Resource Capital Manager (the "Manager") and Resource America, Inc. ("Resource America") for unjust enrichment based on allegations that the Manager received excessive management fees from us. In June 2017, the Court ordered the consolidation of the Reaves, Caito, Simpson and Heckel Complaints (collectively, the "New York State Demand Futile Actions") and stayed the New York State Demand Futile Actions in favor of the federal shareholder derivative litigation described below. Our time to respond to the Schwartz and Greff complaints is presently stayed by stipulation of the parties. We believe that the plaintiffs in each of the New York State Actions lack standing to assert claims derivatively on our behalf and intend to seek the dismissal of any New York State Action as to which the stay is lifted.
Four separate shareholder derivative suits purporting to assert claims on behalf of us were filed in the United States District Court for the Southern District of New York on the following dates by shareholders who declined to make a demand on the board prior to filing suit: January 2017 (the "Greenberg Complaint"), January 2017 (the "Canoles Complaint"), January 2017 (the "DeCaro Complaint") and April 2017, (the "Gehan Complaint"). In May 2017, the Court consolidated the Greenberg, Canoles, DeCaro and Gehan Complaints as the "Federal Demand Futile Actions," and in July 2017, appointed lead counsel and directed that a consolidated complaint be filed. Following consolidation, the Canoles and Gehan plaintiffs voluntarily dismissed their suits. The consolidated complaint in the Federal Demand Futile Actions, filed on August 21, 2017, alleges claims for breach of fiduciary duty, corporate waste, unjust enrichment, and violations of Section 14(a) of the Securities Exchange Act. We believe that the plaintiffs in the Federal Demand Futile Actions lack standing to assert claims derivatively on our behalf and moved to dismiss the consolidated complaint on that basis on October 20, 2017.
Three additional shareholder derivative suits purporting to assert claims on behalf of us were filed in the United States District Court for the Southern District of New York on the following dates by shareholders who served demands on the board to bring litigation and allege that their demands were wrongfully refused: February 2017 (the "McKinney Complaint"), March 2017 (the "Sherek/Speigel Complaint") and April 2017 (the "Sebenoler Complaint"). In May 2017, the Court consolidated the McKinney, Sherek and Sebenoler Complaints as the "Federal Demand Refused Actions." A consolidated complaint was filed on June 30, 2017, alleging claims for breach of fiduciary duty, unjust enrichment, and violations of Section 14(a) of the Securities Exchange Act. We believe the plaintiffs’ claims that their demands to bring litigation were wrongfully refused are without merit and that the plaintiffs lack standing to assert claims derivatively on our behalf. We moved to dismiss the consolidated complaint in the Federal Demand Refused Actions on that basis on September 15, 2017.

(Back to Index)

(Back to Index)

In August 2017, Robert Canoles filed a shareholder derivative suit in Maryland Circuit Court against certain of our current and former officers and directors, as well as the Manager and Resource America (the "Canoles Complaint"). Mr. Canoles had previously filed his suit in the United States District Court for the Southern District of New York, but voluntarily dismissed that action after the Court declined to appoint his counsel as lead counsel in the Federal Demand Futile Actions. The Canoles complaint, as amended in October 2017, asserts a variety of claims, including claims for breach of fiduciary duty, unjust enrichment, and corporate waste, that are based on allegations substantially similar to those at issue in the Federal Demand Futile Actions. We believe that Canoles lacks standing to assert claims derivatively on our behalf and intend to seek the dismissal of the Canoles action on that basis unless it is first stayed in favor of the duplicative Federal Demand Futile Actions.
In September 2017, Michael Hafkey filed a shareholder derivative suit in the United States District Court for the District of Maryland against certain of our former officers and directors and the Manager (the "Hafkey Complaint"). The complaint asserts a breach of fiduciary duty claim that is substantially similar to the claims at issue in the Federal Demand Refused Actions. Mr. Hafkey previously made a demand on the board of directors to investigate this claim, which was ultimately denied. We believe that Hafkey’s claim that his demand to bring litigation was wrongfully refused is without merit and that Hafkey consequently lacks standing to assert claims derivatively on our behalf. We expect to file a motion to dismiss the Hafkey action on that basis unless it is first stayed in favor of, or transferred and consolidated with, the duplicative Federal Demand Futile Actions.
One of our subsidiaries is the subject of a lawsuit brought in 2014 by the purchaser of a hotel from such subsidiary. The complaint asserts breach of contract claims for non-payment of certain fees and expenses.  We believe the complaint is without merit and we intend to defend ourselves vigorously.
PCM is a party to various claims and legal proceedings at various times. If PCM believes that a loss arising from any of these matters is probable and can be reasonably estimated, the loss is recorded. Currently, the only litigation involving PCM is related to claims for repurchases or indemnifications on loans that PCM has sold to investors.  Such claims are included in the reserve for mortgage repurchases and indemnifications. The reserve for mortgage repurchases and indemnifications was $4.7 million and $4.8 million at September 30, 2017 and December 31, 2016, respectively.
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
At September 30, 2017, outstanding demands for indemnification, repurchase or make whole payments totaled approximately $11.7 million.
The most significant remaining demands against PCM are from Lehman Brothers Holding, Inc. ("LBHI"), which filed suit against PCM and approximately 150 sellers on February 3, 2016 alleging breaches of representations and warranties made on loans sold to LBHI. The repurchase claims asserted by LBHI relate to loans sold to LBHI that were subsequently sold by LBHI to either FNMA or FHLMC.  PCM has established a reserve for these asserted claims at September 30, 2017.  PCM sold additional loans to LBHI that were subsequently securitized and sold as residential MBS (RMBS) by LBHI.  Claims have been asserted by the RMBS investors against LBHI but no amounts have been paid by LBHI and no claims have been asserted by LBHI against PCM.  No reserve has been established by PCM at September 30, 2017 for potential future claims related to loans sold to and securitized by LBHI.  PCM intends to defend the actions vigorously.

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
4.8(f)
Third Supplemental Indenture, dated August 16, 2017, between Resource Capital Corp. and Wells Fargo Bank, National Association, as Trustee (including the form of 4.50% Convertible Senior Note due 2022). (36)

4.8(g)	Form of 4.50% Convertible Senior Note due 2022 (included in Exhibit 4.8(f)).
10.1(a)	Second Amended and Restated Management Agreement between Resource Capital Corp, Resource Capital Manager, Inc. and Resource America, Inc. dated as of June 14, 2012. (28)
10.1(b)	Amendment No.1 to Second Amended and Restated Management Agreement between Resource Capital Corp, Resource Capital Manager, Inc. and Resource America, Inc. dated as of November 7, 2013.(4)
10.2(a)	2005 Stock Incentive Plan. (1)
10.2(b)	Form of Stock Award Agreement. (8)
10.2(c)	Form of Stock Option Agreement. (8)

(Back to Index)

(Back to Index)

10.3(a)	Amended and Restated Omnibus Equity Compensation Plan. (7)
10.3(b)	Form of Stock Award Agreement. (27)
10.3(c)	Form of Stock Award Agreement (for employees with Resource America, Inc. employment agreements). (27)
10.4	Services Agreement between Resource Capital Asset Management, LLC and Apidos Capital Management, LLC, dated February 24, 2011. (11)
10.5
8.50% Series A Cumulative Redeemable Preferred Stock, 8.25% Series B Cumulative Redeemable Preferred Stock, 8.625% Fixed-to-Floating Series C Cumulative Redeemable Preferred Stock At-the-Market Issuance Sales Agreement, dated November 19, 2014 among the Company, Resource Capital Manager Inc. and MLV & Co., LLC. (26)

10.6
Senior Secured Revolving Credit Agreement, dated September 18, 2014, among Northport TRS, LLC, as borrower, Resource Capital Corp., as guarantor, JP Morgan Chase Bank, N.A., as administrative agent, and the lenders thereto. (19)

10.6(b)
Amended and Restated Senior Secured Revolving Credit Agreement, dated August 4, 2016, among Northport TRS, LLC, as borrower, JP Morgan Chase Bank, N.A., as administrative agent, ING Capital LLC, as Syndication Agent, and the lenders thereto. (37)

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

10.9	Form of Indemnification Agreement (35)
10.10	Exchange Agreement, dated August 10, 2017, by and between Resource Capital Corp., Oaktree Real Estate Debt Holdings Ltd., INVESTIN PRO RED HOLDINGS, LLC, and Oaktree TSE-16 Real Estate Debt, LLC. (36)
12.1	Statements re Computation of Ratios
31.1	Rule 13a-14(a)/Rule 15d-14(a) Certification of Chief Executive Officer.
31.2	Rule 13a-14(a)/Rule 15d-14(a) Certification of Chief Financial Officer.
32.1	Certification Pursuant to 18 U.S.C. Section 1350.
32.2	Certification Pursuant to 18 U.S.C. Section 1350.
99.1(a)	Master Repurchase and Securities Contract by and among RCC Commercial, Inc., RCC Real Estate Inc. and Wells Fargo Bank, National Association, dated February, 1, 2011. (10)
99.1(b)	Guaranty Agreement made by Resource Capital Corp. in favor of Wells Fargo Bank, National Association, dated February 1, 2011. (10)
99.2(a)	Master Repurchase and Securities Contract for $150,000,000 between RCC Real Estate SPE 4, LLC, as Seller, and Wells Fargo Bank, National Association, as Buyer, Dated February 27, 2012. (14)
99.2(b)	Guaranty made by Resource Capital Corp. as guarantor, in favor of Wells Fargo Bank, National Association, dated February 27, 2012 (14)
99.2(c)
First Amendment to Master Repurchase and Securities Contract and Other Documents between RCC Real Estate SPE 4, LLC, as seller, and Wells Fargo Bank, National Association, as buyer, dated April 2, 2013. (23)

99.2(d)
Sixth Amendment to Master Repurchase and Securities Contract and Other Documents between RCC Real Estate SPE 4, LLC, as seller, and Wells Fargo Bank, National Association, as buyer, dated March 29, 2017.

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

99.7	Federal Income Tax Consequences of our Qualification as a REIT. (33)
101	Interactive Data Files.

(Back to Index)

(Back to Index)

(1)	Filed previously as an exhibit to the Company’s registration statement on Form S-11, Registration No. 333-126517.
(2)	Filed previously as an exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2006.
(3)	Filed previously as an exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2006.
(4)	Filed previously as an exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2013.
(5)	Filed previously as an exhibit to the Company’s Current Report on Form 8-K filed on June 26, 2014.
(6)	Filed previously as an exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2009.
(7)	Filed previously as an exhibit to the Company’s Proxy Statement filed on April 16, 2014.
(8)	Filed previously as an exhibit to the Company’s Registration Statement on Form S-11 (File No. 333-132836).
(9)	Filed previously as an exhibit to the Company’s Registration Statement on Form 8-A filed on June 9, 2014.
(10)	Filed previously as an exhibit to the Company’s Annual Report on Form 10-K for the year ended December 31, 2010.
(11)	Filed previously as an exhibit to the Company’s Current Report on Form 8-K filed on March 2, 2011.
(12)	Filed previously as an exhibit to the Company’s Current Report on Form 8-K filed on February 4, 2014.
(13)	Filed previously as an exhibit to the Company’s Annual Report on Form 10-K for the year ended December 31, 2012 filed on March 18, 2013.
(14)	Filed previously as an exhibit to the Company’s Current Report on Form 8-K filed on March 2, 2012.
(15)	Filed previously as an exhibit to the Company’s Current Report on Form 8-K filed on June 13, 2012.
(16)	Filed previously as an exhibit to the Company’s registration statement on Form 8-A filed on June 8, 2012.
(17)	Filed previously as an exhibit to the Company’s Current Report on Form 8-K filed on June 29, 2012.
(18)	Filed previously as an exhibit to the Company's Registration Statement on Form 8-A filed on September 28, 2012.
(19)	Filed previously as an exhibit to the Company's Current Report on Form 8-K filed on September 23, 2014.
(20)	Filed previously as an exhibit to the Company's Current Report on Form 8-K filed on January 13, 2015.
(21)	Filed previously as an exhibit to the Company's Current Report on Form 8-K filed on October 1, 2012.
(22)	Filed previously as an exhibit to the Company Current Report on Form 8-K filed on November 20, 2012.
(23)	Filed previously as an exhibit to the Company's Current Report on Form 8-K filed on April 8, 2013.
(24)	Filed previously as an exhibit to the Company's Current Report on Form 8-K filed on July 25, 2013.
(25)	Filed previously as an exhibit to the Company's Current Report on Form 8-K filed on October 21, 2013.
(26)	Filed previously as an exhibit to the Company's Current Report on Form 8-K filed on November 20, 2014.
(27)	Filed previously as an exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2014.
(28)	Filed previously as an exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2015.
(29)	Filed previously as an exhibit to the Company's Current Report on Form 8-K filed on September 1, 2015.
(30)	Filed previously as an exhibit to the Company's Current Report on Form 8-K filed on September 16, 2015.
(31)	Filed previously as an exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2016.
(32)	Filed previously as an exhibit to the Company's Current Report on Form 8-K filed on August 5, 2016.
(33)	Filed previously as an exhibit to the Company's Annual Report on Form 10-K for the year ended December 31, 2016.
(34)	Filed previously as an exhibit to the Company's Current Report on Form 8-K filed on June 8, 2017.
(35)	Filed previously as an exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2017.
(36)	Filed previously as an exhibit to the Company's Current Report on Form 8-K filed on August 16, 2017.
(37)	Filed previously as an exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2016.

(Back to Index)

(Back to Index)

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

RESOURCE CAPITAL CORP.
(Registrant)

November 9, 2017	By:	/s/ Robert C. Lieber
Robert C. Lieber
Chief Executive Officer

November 9, 2017	By:	/s/ David J. Bryant
David J. Bryant
Senior Vice President
Chief Financial Officer and Treasurer

November 9, 2017	By:	/s/ Eldron C. Blackwell
Eldron C. Blackwell
Vice President
Chief Accounting Officer

(Back to Index)