Form 10-K
period 2017-12-31
Resource Capital Corp.
filed 2018-03-16
CIK 1332551

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2017
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from _________ to __________
Commission File Number: 1-32733
RESOURCE CAPITAL CORP.
(Exact name of registrant as specified in its charter)

Maryland	20-2287134
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

717 Fifth Avenue, New York, New York 10022
(Address of principal executive offices) (Zip Code)

Registrant's telephone number, including area code: 212-621-3210

Securities registered pursuant to Section 12(b) of the Act:
Title of each class	Name of each exchange on which registered
Common Stock, $.001 par value	New York Stock Exchange
8.25% Series B Cumulative Redeemable Preferred Stock	New York Stock Exchange
8.625% Fixed-to-Floating Series C Cumulative Redeemable Preferred Stock	New York Stock Exchange
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  ☐ Yes ☑ No
The aggregate market value of the voting common equity held by non-affiliates of the registrant, based on the closing price of such stock on the last business day of the registrant's most recently completed second fiscal quarter (June 30, 2017) was approximately $296,374,661.
The number of outstanding shares of the registrant's common stock on March 9, 2018 was 31,653,426 shares.

(Back to Index)

RESOURCE CAPITAL CORP. AND SUBSIDIARIES
INDEX TO ANNUAL REPORT
ON FORM 10-K

(Back to Index)

(Back to Index)

FORWARD-LOOKING STATEMENTS

In this annual report on Form 10-K, references to "Company," "we," "us," or "our" refer to Resource Capital Corp. and its subsidiaries; references to the Company's "Manager" refer to Resource Capital Manager, Inc., an indirect wholly-owned subsidiary of C-III Capital Partners LLC, unless specifically stated otherwise or the context otherwise indicates. This report contains certain forward-looking statements. Forward-looking statements relate to expectations, beliefs, projections, future plans and strategies, anticipated events or trends and similar expressions concerning matters that are not historical facts. In some cases, you can identify forward-looking statements by terms such as "anticipate", "believe", "could", "estimate", "expects", "intend", "may", "plan", "potential", "project", "should", "will" and "would" or the negative of these terms or other comparable terminology.
Forward-looking statements contained in this report are based on our beliefs, assumptions and expectations regarding our future performance, taking into account all information currently available to us. These beliefs, assumptions and expectations can change as a result of many possible events or factors, not all of which are known to us or are within our control. If a change occurs, our business, financial condition, liquidity and results of operations may vary materially from those expressed in our forward-looking statements. Forward-looking statements we make in this report are subject to various risks and uncertainties that could cause actual results to vary from our forward-looking statements, including:

•
the factors described in this report, including those set forth under the sections captioned "Risk Factors", "Business" and "Management's Discussion and Analysis of Financial Conditions and Results of Operations";

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
General
We are a Maryland corporation and a real estate finance company that is organized and conducts our operations to qualify as a real estate investment trust, or REIT, for federal income tax purposes under Subchapter M of the Internal Revenue Code of 1986, as amended. Our investment strategy is primarily focused on originating, holding and managing commercial mortgage loans and commercial real estate-related debt investments.
Our objective is to provide our stockholders with total returns over time, including quarterly distributions and capital appreciation, while seeking to manage the risks associated with our investment strategies. We finance a substantial portion of our portfolio investments through borrowing strategies seeking to match the maturities and repricing dates of our financings with the maturities and repricing dates of those financed investments, and we seek to mitigate interest rate and foreign currency risk through derivative investments.
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

In November 2016, we received approval from our board of directors to execute a strategic plan, or the Plan, to focus our strategy on commercial real estate, or CRE, debt investments.  The Plan contemplates disposing of certain Legacy CRE debt investments, exiting underperforming non-core asset classes and investments, collectively, the "Identified Assets," and establishing a dividend policy based on sustainable earnings.  Legacy CRE loans are loans underwritten prior to 2010, or Legacy CRE loans. The non-core asset classes in which we have historically invested are described in the following table of non-core asset classes:

Non-Core Asset Classes	Principal Investments
Residential real estate-related assets	•	Residential mortgage loans; and
	•	Residential mortgage-backed securities, which we refer to as RMBS, which comprise our available-for-sale portfolio.

Commercial finance assets	•	Middle market secured corporate loans and preferred equity investments;
	•	Asset-backed securities, which we refer to as ABS, backed by senior secured corporate loans;
	•	Debt tranches of collateralized debt obligations and collateralized loan obligations, which we refer to as CDOs and CLOs, respectively, and sometimes, collectively, as CDOs;
	•	Structured note investments, which comprise our trading securities portfolio;
	•	Syndicated corporate loans; and
	•	Preferred equity investment in a commercial leasing enterprise that originates and holds small- and middle-ticket commercial direct financing leases and notes.
We are externally managed by Resource Capital Manager, Inc., or our Manager, an indirect wholly-owned subsidiary of C-III Capital Partners LLC, or C-III, a leading CRE services company engaged in a broad range of activities. Our Manager draws upon C-III and its subsidiaries and its collective investment experience to provide its services. With respect to the strategic plan, two non-core segments: (i) residential mortgage loans and RMBS and (ii) middle market secured corporate loans and preferred equity investments, have been reclassified as held for sale and are considered discontinued operations at December 31, 2017 and 2016.

(Back to Index)

(Back to Index)

We began to implement the Plan during the fourth quarter of 2016. The following table delineates the disposable investments by business segment and details the current net book value of each included in the Plan (in millions):

	Identified Assets at Plan Inception	Impairments/Adjustments on Non-Monetized Assets (1)(2)	Impairments/Adjustments on Monetized Assets (1)	Monetized through December 31, 2017 (3)	Net Book Value at December 31, 2017 (3)
Discops and AHFS
Legacy CRE Loans (4)	$194.7	$(13.8)	$(11.7)	$(107.4)	$61.8
Middle Market Loans	73.8	(18.3)	0.3	(26.4)	29.4
Residential Mortgage Lending Segment (5)	56.6	(1.2)	(9.6)	(45.1)	0.7
Other AHFS	5.9	2.5	1.6	(3.4)	6.6
Subtotal - Discops and AHFS	$331.0	$(30.8)	$(19.4)	$(182.3)	$98.5
Investments in Unconsolidated Entities	$86.6	$(1.9)	$40.1	$(119.4)	5.4
Commercial Finance Assets (6)	62.5	(0.3)	0.4	(62.3)	0.3
Total	$480.1	$(33.0)	$21.1	$(364.0)	$104.2

(1)	Reflects adjustments as a result of the designation as assets held for sale or discontinued operations, which occurred during the third and fourth quarters of 2016 except as noted in (2) below.

(2)	The impairment adjustment to middle market loans includes $5.4 million of fair value adjustments that occurred prior to the inception of the Plan.

(3)	Investments in unconsolidated entities include a pro forma adjustment for a $5.1 million distribution from Pelium Capital, L.P. received in January 2018.

(4)
Legacy CRE Loans includes $118.2 million par value of loans at the inception of the Plan that were not reflected on the consolidated balance sheets until our investment in Resource Real Estate Funding CDO 2007-1, Ltd. was liquidated in November 2016.

(5)	Includes $1.1 million of cash and cash equivalents not classified as assets held for sale in the Residential Mortgage Lending segment at December 31, 2017.

(6)	Commercial Finance assets decreased by $2.3 million related to the reclassification of certain assets to other assets on the consolidated balance sheets.
We have deployed the incremental capital received primarily into our CRE lending business and CMBS investments. During 2017 and 2016, we originated 40 new CRE loans totaling $797.0 million. During the year ended December 31, 2017, we reinvested proceeds into CMBS with a face value of $212.0 million. Certain of these investments are financed through our CRE and CMBS term facilities and, in the case of CRE loans, through securitizations. In furtherance of our Plan, coupled with available debt financing at December 31, 2017 of $358.0 million, we intend to grow our CRE lending operation in 2018.
Our Business Strategy
The core components of our business strategy are:
Investment in CRE assets. We currently invest in CRE whole loans, CRE mezzanine loans and investment grade and non-investment grade CMBS securities. Our goal as we implement our strategy is to allocate 90% to 100% of our equity to CRE investments. At December 31, 2017, our equity was allocated as 84% in core assets and 16% in non-core assets, which we intend to substantially, if not entirely, dispose of in 2018.
Managing our investment portfolio. At December 31, 2017, we managed $1.6 billion of assets, including $603.1 million of assets that were financed and held in variable interest entities. The core of our management process is credit analysis, which our Manager, as well as C-III, use to actively monitor our existing investments and as a basis for evaluating new investments. Senior management of our Manager and C-III have extensive experience in underwriting the credit risk associated with our targeted asset classes and conduct detailed due diligence on all credit-sensitive investments. After we make investments, our Manager and C-III actively monitor them for early detection of trouble or deterioration. If a default occurs, we will use our senior management team's asset management experience in seeking to mitigate the severity of any loss and to optimize the recovery from assets collateralizing the investment.
Managing our interest rate and liquidity risk. We generally seek to manage interest rate and liquidity risk so as to reduce the effects of interest rate changes on us. In our long-term financings, we seek to match the maturity and repricing dates of our investments with the maturities and repricing dates of our financings. Historically, we have used securitization vehicles structured for us by our Manager to achieve this goal, and subject to the markets for securitization financings remaining open, we expect to continue to use those vehicles in the future to accomplish our long-term match funding financing strategy. We engage in a number of business activities that are vulnerable to interest rate and liquidity risk. Our hedging strategy is intended to take advantage of commonly available derivative investments such as interest rate swaps and caps to reduce, to the extent possible, those risks.

(Back to Index)

(Back to Index)

We manage our interest rate and liquidity risk on our short-term financings, principally repurchase agreements, by limiting our financial exposure under the facilities to either a stated investment amount or a fixed guaranty amount.  At December 31, 2017, our repurchase facilities with debt outstanding were as follows (in thousands):

	Outstanding Borrowings (1)	Value of Collateral	Equity at Risk (2)
At December 31, 2017
CRE - Term Repurchase Facilities
Wells Fargo Bank, N. A.	$179,347	$268,003	$89,213
Morgan Stanley Bank, N. A.	112,151	164,122	52,241

CMBS - Term Repurchase Facilities
Wells Fargo Bank, N. A.	12,272	14,984	2,737
Deutsche Bank, AG	15,356	23,076	7,862

CMBS - Short-Term Repurchase Agreements
RBC Capital Markets, LLC	72,131	97,745	25,813
JP Morgan Securities LLC	10,516	33,777	23,343
	401,773	601,707

(1)	Outstanding borrowings includes accrued interest payable and deferred debt issuance costs.

(2)	Equity at risk includes interest receivable net of accrued interest expense.
These borrowings were made on a floating rate basis. For more information concerning our credit and repurchase facilities, see Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources," and Note 11 of the "Notes to Consolidated Financial Statements" contained in Item 8, "Financial Statements and Supplementary Data," of this report. We continuously monitor our compliance with all of the financial covenants. We are in compliance with all financial covenants, as defined in the respective agreements, at December 31, 2017.
Diversification of investments. We intend to manage our investment risk by maintaining a diversified portfolio of commercial mortgage loans and CRE-related assets. As funds become available for investment or reinvestment, we seek to maintain diversification by property type and geographic location while allocating our capital to investment opportunities that we believe are the most economically attractive. The percentage of assets that we have invested in certain non-core and real estate-related asset classes is subject to the federal income tax requirements for REIT qualification and the requirements for exclusion from regulation under the Investment Company Act of 1940, or the Investment Company Act.
Our Operating Policies
Investment guidelines. We have established investment policies, procedures and guidelines that are reviewed and approved by our manager's investment committee and our board of directors. The investment committee and/or board of directors, as applicable, meets regularly to consider and approve proposed specific investments. The board of directors monitors the execution of our overall investment strategies and targeted asset classes. We acquire our investments primarily for income. We do not have a policy that requires us to focus our investments in one or more particular geographic areas or industries.
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
We use borrowing and securitization strategies to accomplish our long-term match funding financing strategy. Based upon current conditions in the credit markets for CDOs and CLOs, we expect to modestly increase leverage through new CLO securitizations and the continued use of our term repurchase and short-term repurchase facilities in 2018. We may also seek other credit arrangements to finance new investments that we believe can generate attractive risk-adjusted returns, subject to availability.

(Back to Index)

(Back to Index)

Hedging and interest rate management policies. We use derivative instruments to hedge a portion of the interest rate risk associated with our borrowings.  Under the federal income tax laws applicable to REITs, we generally will be able to enter into transactions to hedge indebtedness that we may incur, or plan to incur, to acquire or carry real estate assets, provided that our total gross income from qualifying hedges does not exceed 25% of our total gross income and non-qualifying hedges do not exceed 5% of our total gross income.  We generally seek to minimize interest rate risk with a strategy that is expected to result in the least amount of volatility under accounting principles generally accepted in the United States of America, or GAAP, while still meeting our strategic economic objectives and maintaining adequate liquidity and flexibility.  These hedging transactions may include interest rate swaps, collars, caps or floors, puts, calls, options and foreign currency exchange protection.
Credit and risk management policies. Our Manager focuses its attention on credit and risk assessment from the earliest stage of the investment selection process. In addition, our Manager screens and monitors all potential investments to determine their impact on maintaining our REIT qualification under federal income tax laws and our exclusion from investment company status under the Investment Company Act. Portfolio risks, including risks related to credit losses, interest rate volatility, liquidity and counterparty credit, are generally managed on a portfolio-by-portfolio basis by our Manager.
General
The table below summarizes the amortized cost and net carrying amount of our investment portfolio at December 31, 2017, classified by asset type (in thousands, except percentages):

At December 31, 2017	Amortized Cost	Net Carrying Amount	Percent of Investment Portfolio	Weighted Average Coupon
Core Assets:
CRE whole loans (1)	$1,290,150	$1,284,822	80.02%	6.09%
CMBS (2)	210,806	211,579	13.18%	4.35%
Total Core Assets	1,500,956	1,496,401	93.20%

Non-Core Assets:
ABS (2)	259	158	0.01%	N/A (10)
Structured notes (3)	2,891	178	0.01%	N/A (10)
Syndicated corporate loans held for sale (4)	13	13	—%	N/A (10)
Investment in an unconsolidated entity (5)	10,503	10,503	0.65%	N/A (10)
Direct financing leases (6)	886	151	0.01%	5.66%
Life settlement contracts (7)	5,130	5,130	0.32%	N/A (10)
Residential mortgage loans held for sale (7)	1,913	1,913	0.12%	3.92%
Middle market loans held for sale (7)(8)	41,199	29,308	1.83%	5.06%
Legacy CRE loans held for sale (7)(9)	63,783	61,841	3.85%	1.64%
Total Non-Core Assets	126,577	109,195	6.80%

Total investment portfolio	$1,627,533	$1,605,596	100.00%

(1)	Net carrying amount includes an allowance for loan losses of $5.3 million at December 31, 2017.

(2)	Classified as investment securities available-for-sale on the consolidated balance sheets.

(3)	Classified as investment securities, trading on the consolidated balance sheets.

(4)	The fair value option was elected for syndicated corporate loans held for sale.

(5)	Classified as investments in unconsolidated entities on the consolidated balance sheets.

(6)	Net carrying amount includes an allowance for lease losses of $735,000 at December 31, 2017.

(7)	Classified as assets held for sale on the consolidated balance sheets.

(8)	Net carrying amount includes the lower of cost or market value adjustments of $11.9 million at December 31, 2017.

(9)	Net carrying amount includes a lower of cost or market value adjustment of $1.9 million at December 31, 2017.

(10)	There are no stated rates associated with these investments.

(Back to Index)

(Back to Index)

Core Asset Classes
CRE Debt Investments
Whole loans.  We predominantly originate first mortgage loans, or whole loans, directly to borrowers. The direct origination of whole loans enables us to better control the structure of the loans and to maintain direct lending relationships with borrowers. We may create tranches of a loan we originate, consisting of an A note (described below) and a B note (described below), as well as mezzanine loans or other participations, which we may hold or sell to third parties. We do not obtain ratings on these investments. With respect to our portfolio at December 31, 2017, our whole loan investments had loan to value, or LTV, ratios that typically do not exceed 80%. Typically, our whole loans are structured with an original term of up to three years, with one-year extensions that bring the loan to a maximum term of five years. Substantially all of our CRE loans held at December 31, 2017 were whole loans. We expect to hold our whole loans to maturity.
Senior interests in whole loans (A notes). We may invest in senior interests in whole mortgage loans, referred to as A notes, either directly originated or purchased from third parties. We do not intend to obtain ratings on these investments. We expect our typical A note investments to have an LTV ratio not exceeding 70%, and will generally be structured with an original term of up to three years, with one-year extensions that bring the loan to a maximum term of five years, which we intend to hold to maturity. We did not hold any A note investments at December 31, 2017.
Subordinate interests in whole loans (B notes).  To a lesser extent, we may invest in subordinate interests in whole mortgage loans, referred to as B notes, which we will either directly originate or purchase from third parties. B notes are loans secured by a first mortgage but are subordinated to an A note. The subordination of a B note is generally evidenced by an intercreditor or participation agreement between the holders of the A note and the B note. In some instances, the B note lender may require a security interest in the stock or other equity interests of the borrower as part of the transaction. B note lenders have the same obligations, collateral and borrower as the A note lender, but typically are subordinated in recovery upon a default to the A note lender. B notes share certain credit characteristics with second mortgages in that both are subject to greater credit risk with respect to the underlying mortgage collateral than the corresponding first mortgage or A note. We do not obtain ratings on these investments. We expect our typical B note investments to have LTV ratios between 55% and 80%, and will generally be structured with an original term of up to three years, with one-year extensions that bring the loan to a maximum term of five years. We expect to hold any B note investments we make or purchase to their maturity. We did not hold any B note investments at December 31, 2017.
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
Mezzanine financing.  We may also invest in mezzanine loans that are senior to the borrower's equity in, and subordinate to the mortgage loan on, a property. A mezzanine loan is typically secured by a pledge of the ownership interests in the entity that directly owns the real property. In addition, mezzanine loans typically include credit enhancements such as letters of credit, personal guarantees of the principals of the borrower, or collateral unrelated to the property. A mezzanine loan may be structured so that we receive a stated fixed or variable interest rate on the loan as well as a percentage of gross revenues and a percentage of the increase in the fair market value of the property securing the loan, payable upon maturity, refinancing or sale of the property. Mezzanine loans may also have prepayment lockouts, penalties, minimum profit hurdles and other mechanisms to protect and enhance returns in the event of premature repayment. We expect our mezzanine investments to have LTV ratios between 65% and 90% with stated maturity from three to five years and we will typically hold them to maturity. We did not hold any mezzanine loan investments at December 31, 2017.

(Back to Index)

(Back to Index)

The following charts describe the property type and the geographic breakdown, by National Council of Real Estate Investment Fiduciaries region, of our CRE loan portfolio at December 31, 2017 (based on carrying value), excluding our legacy CRE loans classified as assets held for sale:

The total loan portfolio, at carrying value, is $1.3 billion at December 31, 2017. "Other" property types include industrial (1.5%), manufactured housing (1.5%) and self-storage (0.9%).

(Back to Index)

(Back to Index)

The Southwest region constitutes 28.0% of our portfolio and its collateral is comprised of 70.3% multifamily properties and 23.6% office properties. The Pacific region constitutes 24.3% of our portfolio and its collateral is comprised of 47.6% retail properties and 32.9% multifamily properties. The Mountain region constitutes 12.5% of our portfolio and its collateral is comprised of 56.6% multifamily properties and 19.1% hotel properties. We view our investment and credit strategies as being adequately diversified across property types in the Southwest, Pacific and Mountain.
The entire Southwest region is comprised of loans in Texas. In the Pacific region, Southern California constitutes 13.4% of the total loan portfolio and Northern California constitutes 8.2% of the total loan portfolio. In the Mountain region, Nevada constitutes 5.1% of the total loan portfolio. In the Southeast region, Florida constitutes 8.3% of the total loan portfolio. In the Mid Atlantic region, North Carolina constitutes 6.2% of the total loan portfolio. In the Northeast region, Pennsylvania constitutes 5.6% of the total loan portfolio.
As part of the Plan, certain underperforming Legacy CRE whole loans were classified as held for sale at December 31, 2016. At December 31, 2017, 45.8%, 36.4% and 17.8% of our Legacy CRE whole loans are collateralized by retail, hotel and office properties, respectively. Of these loans, 82.2% are within the Pacific region (entirely California) and 17.8% are in the Mountain region (entirely Arizona).
CMBS
We invest in CMBS, which are securities that are secured by, or evidence interests in, a pool of mortgage loans secured by commercial properties. These securities may be senior or subordinate and may be either investment grade or non-investment grade. The majority of our CMBS investments have been rated by at least one nationally recognized rating agency.
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
CRE Equity Investments
We may invest directly in the ownership of CRE equity investments by restructuring CRE loans and taking control of the properties where we believe we can protect capital and ultimately generate capital appreciation. We may acquire CRE equity investments through a joint venture or wholly-owned subsidiary. We intend to primarily use a subsidiary of our Manager to manage the CRE equity investments when held. At December 31, 2017, we had no direct ownership of any CRE equity investments.
Other Real Estate Investments
We may invest in joint ventures that make investments in a broad range of CRE assets through a variety of debt investments, including mezzanine loans, B notes, preferred equity and whole loans including bridge financing. At December 31, 2017, we had no investments in any joint ventures.
Non-Core Asset Classes
Structured Note Investments and RMBS
We have invested in structured notes and RMBS as part of our trading portfolio.  Structured note investments are investments in structured finance vehicles that are typically among the most junior debt securities, or are equity securities, issued by the vehicle.  The majority of our structured notes have not been rated by any nationally recognized rating agency.  These notes and equity securities typically receive quarterly interest payments or distributions only after the more senior debt securities issued by the vehicle have received all amounts contractually then owned to them. We also have invested in RMBS, which are securities that are secured or evidenced by interests in pools of residential mortgage loans.  These securities may be issued by government-sponsored agencies or other entities and may or may not be rated investment grade by rating agencies.
Residential Mortgage Origination
Primary Capital Mortgage, LLC, or PCM, is a residential mortgage lender and servicer, moved to discontinued operations in the fourth quarter of 2016. PCM's assets and liabilities were marked to the lower of cost or fair market value, less cost to sell, and transferred to held for sale status. At December 31, 2017, PCM's portfolio of salable assets consisted of loans held for sale with a fair value of $1.9 million. We expect to liquidate the remaining assets and loans in 2018.

(Back to Index)

(Back to Index)

Middle Market Loans
We have made both senior and subordinated, secured and unsecured loans to middle market companies either through directly originated transactions or purchases from third parties. However, in August 2016 we completed the sale of Northport TRS, LLC and retained substantially all of the portfolio of broadly syndicated loans purchased through third parties, and a directly originated loan classified as held for sale, with an aggregate carrying value of $29.3 million at December 31, 2017. As part of our strategic Plan, our middle market business was moved to discontinued operations in the fourth quarter of 2016 and the remaining assets were marked to the lower of cost or fair market value, less cost to sell, and transferred to held for sale status. We expect to liquidate these loans in 2018.
Equipment Leases
We had a preferred equity investment in an equipment leasing company that invests in small- and middle-ticket equipment leases. We sold this investment in July 2017.
Competition
See Item 1A "Risk Factors - Risks Related to Our Investments - We may face competition for suitable investments."
Management Agreement
We have a management agreement with our Manager pursuant to which our Manager provides the day-to-day management of our operations. The agreement was amended and restated on December 14, 2017. The management agreement requires our Manager to manage our business affairs in conformity with the policies and investment guidelines established by our board of directors. Our Manager provides its services under the supervision and direction of our board of directors. Our Manager is responsible for the selection, purchase and sale of our portfolio investments, our financing activities and providing us with investment advisory services. Our Manager also provides us with a Chief Financial Officer and a sufficient number of additional accounting, finance, tax and investor relations professionals. Our Manager receives fees and is reimbursed for its expenses as follows:

•
A monthly base management fee equal to 1/12th of the amount of our equity multiplied by 1.50%; provided, however that the base management fee is fixed at $937,500 per month for each of the 15 successive months beginning on October 1, 2017. Under the management agreement, ''equity'' is equal to the net proceeds from issuances of shares of capital stock (or the value of common shares upon the conversion of convertible securities), less offering-related costs, plus or minus our retained earnings (excluding non-cash equity compensation incurred in current or prior periods) less all amounts we have paid for common stock and preferred stock repurchases. The calculation is adjusted for one-time events due to changes in GAAP as well as other non-cash charges, upon approval of our independent directors.

•
Incentive compensation, calculated quarterly as follows: (A) 20% of the amount by which our Core Earnings (as defined in the management agreement) for a quarter exceeds the product of (i) the weighted average of (x) the per share book value of our common shares at September 30, 2017 (subject to adjustments for certain items of income or loss from operations or gain or loss on resolutions of the Plan assets from October 1, 2017 through December 31, 2018) and (y) the per share price (including the conversion price, if applicable) paid for our common shares in each offering (or issuance upon the conversion of convertible securities) by us subsequent to September 30, 2017, multiplied by (ii) the greater of (x) 1.75% and (y) 0.4375% plus one-fourth of the Ten Year Treasury Rate for such quarter; multiplied by (B) the weighted average number of common shares outstanding during such quarter; subject to adjustment (a) to exclude events pursuant to changes in GAAP or the application of GAAP as well as non-recurring or unusual transactions or events, after discussion between our Manager and the independent directors and approval by a majority of the independent directors in the case of non-recurring or unusual transactions or events, and (b) to deduct an amount equal to any fees paid directly by a taxable REIT subsidiary, or TRS, (or any subsidiary thereof) to employees, agents and/or affiliates of the Manager with respect to profits of such TRS (or subsidiary thereof) generated from the services of such employees, agents and/or affiliates, the fee structure of which shall have been approved by a majority of the independent directors and which fees may not exceed 20% of the net income (before such fees) of such TRS (or subsidiary thereof).

•
Per loan underwriting and review fees in connection with valuations of and potential investments in certain subordinate commercial mortgage pass-through certificates, in amounts approved by a majority of the independent directors.

•	Reimbursement of out-of-pocket expenses and certain other costs incurred by our Manager that relate directly to us and our operations.

(Back to Index)

(Back to Index)

•
Reimbursement of our Manager's expenses for the wages, salaries and benefits of (A) our Chief Financial Officer and accounting, finance, tax and investor relations professionals, and (B) employees of our ancillary operating subsidiaries, in proportion to such personnel's percentage of time dedicated to our or our subsidiaries' operations.

Incentive compensation is calculated and payable quarterly to our Manager to the extent it is earned. Up to 75% of the incentive compensation is payable in cash and at least 25% is payable in the form of an award of common stock. Our Manager may elect to receive more than 25% of its incentive compensation in common stock. All shares are fully vested upon issuance, if any, however, our Manager may not sell such shares for one year after the incentive compensation becomes due and payable unless the management agreement is terminated. Shares payable as incentive compensation are valued as follows:

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
The management agreement's contract term ends on March 31, 2018 and the agreement provides for automatic one year renewals on such date and on each March 31 thereafter until terminated. Our board of directors reviews our Manager's performance annually. The management agreement may be terminated annually upon the affirmative vote of at least two-thirds of our independent directors, or by the affirmative vote of the holders of at least a majority of the outstanding shares of our common stock, based upon unsatisfactory performance that is materially detrimental to us or a determination by our independent directors that the management fees payable to our Manager are not fair, subject to our Manager's right to prevent such a compensation termination by accepting a mutually acceptable reduction of management fees. Our board of directors must provide 180 days' prior notice of any such termination. If we terminate the management agreement, our Manager is entitled to a termination fee equal to four times the sum of the average annual base management fee and the average annual incentive compensation earned by our Manager during the two 12-month periods immediately preceding the date of termination, calculated as of the end of the most recently completed fiscal quarter before the date of termination.
We may also terminate the management agreement for cause with 30 days' prior written notice from our board of directors. No termination fee is payable in the event of a termination for cause. The management agreement defines cause as:

•	our Manager's continued material breach of any provision of the management agreement following a period of 30 days after written notice thereof;

•	our Manager's fraud, misappropriation of funds, or embezzlement against us;

•	our Manager's gross negligence in the performance of its duties under the management agreement;

•	the dissolution, bankruptcy or insolvency, or the filing of a voluntary bankruptcy petition by our Manager; or

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
Our Manager may terminate the management agreement at its option, (A) in the event that we default in the performance or observance of any material term, condition or covenant contained in the management agreement and such default continues for a period of 30 days after written notice thereof, or (B) without payment of a termination fee by us, if we become regulated as an investment company under the Investment Company Act, with such termination deemed to occur immediately before such event.
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

(Back to Index)

(Back to Index)

We believe that RCC Real Estate, Inc., or RCC Real Estate, the subsidiary that at December 31, 2017 held all of our CRE loan assets, is excluded from Investment Company Act regulation under Section 3(c)(5)(C), a provision designed for companies that do not issue redeemable securities and are primarily engaged in the business of purchasing or otherwise acquiring mortgages and other liens on and interests in real estate. To qualify for this exclusion, at least 55% of RCC Real Estate's assets must consist of mortgage loans and other assets that are considered the functional equivalent of mortgage loans for purposes of the Investment Company Act and interests in real properties, which we refer to as "qualifying real estate assets." Moreover, 80% of RCC Real Estate's assets must consist of qualifying real estate assets and other real estate-related assets. RCC Real Estate has not issued, and does not intend to issue, redeemable securities.
We treat our investments in CRE whole loans, A notes, specific types of B notes and specific types of mezzanine loans as qualifying real estate assets for purposes of determining our eligibility for the exclusion provided by Section 3(c)(5)(C) to the extent such treatment is consistent with guidance provided by the Securities and Exchange Commission, or SEC, or its staff. We believe that SEC staff guidance allows us to treat B notes as qualifying real estate assets where we have unilateral rights to instruct the servicer to foreclose upon a defaulted mortgage loan, replace the servicer in the event the servicer, in its discretion, elects not to foreclose on such a loan, and purchase the A note in the event of a default on the mortgage loan. We believe, based upon an analysis of existing SEC staff guidance, that we may treat mezzanine loans as qualifying real estate assets where (i) the borrower is a special purpose bankruptcy-remote entity whose sole purpose is to hold all of the ownership interests in another special purpose entity that owns commercial real property, (ii) both entities are organized as limited liability companies or limited partnerships, (iii) under their organizational documents and the loan documents, neither entity may engage in any other business, (iv) the ownership interests of either entity have no value apart from the underlying real property which is essentially the only asset held by the property-owning entity, (v) the value of the underlying property in excess of the amount of senior obligations is in excess of the amount of the mezzanine loan, (vi) the borrower pledges its entire interest in the property-owning entity to the lender which obtains a perfected security interest in the collateral and (vii) the relative rights and priorities between the mezzanine lender and the senior lenders with respect to claims on the underlying property are set forth in an intercreditor agreement between the parties which gives the mezzanine lender certain cure and purchase rights in case there is a default on the senior loan. If the SEC staff provides future guidance that these investments are not qualifying real estate assets, then we will treat them, for purposes of determining our eligibility for the exclusion provided by Section 3(c)(5)(C), as real estate-related assets or miscellaneous assets, as appropriate. Historically, we have held "whole pool certificates" in mortgage loans, although, at December 31, 2017 and 2016, we had no whole pool certificates in our portfolios. Pursuant to existing SEC staff guidance, we consider whole pool certificates to be qualifying real estate assets. A whole pool certificate is a certificate that represents the entire beneficial interest in an underlying pool of mortgage loans. By contrast, a certificate that represents less than the entire beneficial interest in the underlying mortgage loans is not considered to be a qualifying real estate asset for purposes of the 55% test, but constitutes a real estate-related asset for purposes of the 80% test. We do not expect that investments in CDOs, ABS, syndicated corporate loans, lease receivables, trust preferred securities or private equity will constitute qualifying real estate assets. Moreover, to the extent that these investments are not backed by mortgage loans or other interests in real estate, they will not constitute real estate-related assets. Instead, they will constitute miscellaneous assets, which can constitute no more than 20% of RCC Real Estate's assets.
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
Employees
We have no direct employees. Under our Management Agreement, our Manager provides us with all management and support personnel and services necessary for our day-to-day operations. To provide its services, our Manager draws upon the expertise and experience of C-III and Resource America, Inc, or Resource America. Under our management agreement, our Manager also must provide us with our Chief Financial Officer, and a sufficient number of additional accounting, finance, tax and investor relations professionals. We bear the expense of the wages, salaries and benefits of our Chief Financial Officer, and the accounting, finance, tax and investor relations professionals to the extent dedicated to us.
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
We depend upon the availability of adequate debt and equity capital for growth in our operations. Although historically we have been able to raise both debt and equity capital, recent market and economic conditions have made obtaining additional equity capital highly dilutive to existing shareholders and may possibly affect our ability to raise debt capital. If current economic conditions were to deteriorate, our ability to access debt or equity capital on acceptable terms, could be further limited, which could limit our ability to generate growth, our profitability, our ability to make distributions and the market price of our common stock. In addition, as a REIT, we must distribute annually at least 90% of our REIT taxable income, determined without regard to the deduction for dividends paid and excluding net capital gain, to our stockholders and are therefore not able to retain significant amounts of our earnings for new investments. While we may, through our TRSs retain earnings as new capital, we are subject to REIT qualification requirements that limit the value of TRS stock and securities relative to the other assets owned by a REIT.

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
Our board of directors approved the Plan to dispose of non-core businesses in November 2016.  Economic conditions may hinder our ability to complete the disposition of these assets and businesses.  We have adjusted the amount of these assets to fair market value less costs to sell at December 31, 2017. However, we may not be able to dispose of the assets that remain at December 31, 2017 at prices that would allow us to recover the book value of our investments and we may incur further losses as a result of difficult economic conditions and/or lack of buying interest.
Risks Related to Our Financing
Our portfolio has been financed in material part through the use of leverage that may reduce the return on our investments and cash available for distribution.
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
Financing that we may obtain, and financing we have obtained through CDOs and CLOs, typically requires, or will require, us to maintain a specified ratio of the amount of the financing to the value of the assets financed. A decrease in the value of these assets may lead to margin calls or calls for the pledge of additional assets, which we will have to satisfy. We may not have sufficient funds or unpledged assets to satisfy any such calls, which could result in our loss of distributions from and interests in affected CDOs and CLOs, which would reduce our assets, income and ability to make distributions.
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

(Back to Index)

(Back to Index)

We are exposed to loss if lenders under our repurchase agreements, warehouse facilities, or other short-term lenders liquidate the assets securing those facilities. Moreover, assets acquired by us pursuant to our repurchase agreements, warehouse facilities or other short-term debt may not be suitable for refinancing through long-term arrangements that may require us to liquidate some or all of the related assets.
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
When engaged in repurchase transactions, we generally sell assets to the transaction counterparty and receive cash from the counterparty. The counterparty must resell the assets back to us at the end of the term of the transaction. Because the cash we receive from the counterparty when we initially sell the assets is less than the market value of those assets, if the counterparty defaults on its obligation to resell the assets back to us we will incur a loss on the transaction. We will also incur a loss if the value of the underlying assets has declined as of the end of the transaction term, as we will have to repurchase the assets for their initial value but would receive assets worth less than that amount. If we default upon our obligation to repurchase the assets, the counterparty may liquidate them at a loss, which we are obligated to repay. Any losses we incur on our repurchase transactions would reduce our equity and our earnings, and thus our cash available for distribution to our stockholders.
Financing our REIT qualifying assets with repurchase agreements and warehouse facilities could adversely affect our ability to qualify as a REIT.
We have entered into and intend to enter into, sale and repurchase agreements under which we nominally sell certain REIT qualifying assets to a counterparty and simultaneously enter into an agreement to repurchase the sold assets. We believe that we will be treated for U.S. federal income tax purposes as the owner of the assets that are the subject of any such agreement, notwithstanding that we may transfer record ownership of the assets to the counterparty during the term of the agreement. It is possible, however, that the Internal Revenue Service, or IRS, could assert that we did not own the assets during the term of the sale and repurchase agreement, in which case our ability to qualify as a REIT would be adversely affected. If any of our REIT qualifying assets are subject to a repurchase agreement and are sold by the counterparty in connection with a margin call, the loss of those assets could impair our ability to qualify as a REIT. Accordingly, unlike other REITs, we may be subject to additional risk regarding our ability to qualify and maintain our qualification as a REIT.
Historically, we have financed most of our investments through CDOs and have retained the equity. CDO equity receives distributions from the CDO only if the CDO generates enough income to first pay the holders of its debt securities and its expenses.
Historically, we have financed most of our investments through CDOs (including CLOs) in which we retained the equity interest. Depending on market conditions and credit availability, we intend to use CDOs to finance our investments in the future. The equity interests of a CDO are subordinate in right of payment to all other securities issued by the CDO. The equity is usually entitled to all of the income generated by the CDO after the CDO pays all of the interest due on the debt securities and its other expenses. However, there will be little or no income available to the CDO equity if there are excessive defaults by the issuers of the underlying collateral, which would significantly reduce the value of that interest. Reductions in the value of the equity interests we have in a CDO, if we determine that they are other-than-temporary, will reduce our earnings. In addition, the liquidity of the equity securities of CDOs is constrained and, because they represent a leveraged investment in the CDO's assets, the value of the equity securities will generally have greater fluctuations than the value of the underlying collateral.

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
Our equity holdings and, when we acquire debt interests in CDOs, our debt interests, if any, generally are subordinate in right of payment to the other classes of debt securities issued by the CDO entity. Accordingly, if over-collateralization tests are not met, distributions on the subordinated debt and equity we hold in these CDOs will cease, resulting in a substantial reduction in our cash flow. Other tests (based on delinquency levels, interest coverage or other criteria) may restrict our ability to receive cash distributions from assets collateralizing the securities issued by the CDO entity. Although at December 31, 2017, all of our CDOs met their performance tests, we cannot assure you that our CDOs will satisfy the performance tests in the future. For information concerning compliance by our CDOs with their over-collateralization tests, see Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operation - Liquidity and Capital Resources."
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
Subject to maintaining our qualification as a REIT, part of our investment strategy involves entering into puts and calls on securities or indices of securities, interest rate swaps, caps and collars, including options and forward contracts and interest rate lock agreements, principally Treasury lock agreements, to seek to hedge against mismatches between the cash flows from our assets and the interest payments on our liabilities. Currently, many hedging instruments are not traded on regulated exchanges, guaranteed by an exchange or its clearing house, or regulated by any U.S. or foreign governmental authorities. Consequently, there may be no applicable requirements with respect to record keeping, financial responsibility or segregation of customer funds and positions. Furthermore, the enforceability of agreements underlying derivative transactions may depend on compliance with applicable statutory and commodity and other regulatory requirements and, depending on the identity of the counterparty, applicable international requirements. The business failure of a counterparty with whom we enter into a hedging transaction will most likely result in a default. Default by a party with whom we entered into a hedging transaction may result in the loss of unrealized profits and force us to cover our resale commitments, if any, at the then current market price. Although generally we seek to reserve the right to terminate our hedging positions, we may not always be able to dispose of or close out a hedging position without the consent of the hedging counterparty, and we may not be able to enter into an offsetting contract in order to cover our risk. A liquid secondary market may not exist for hedging instruments purchased or sold, and we may have to maintain a position until exercise or expiration, which could result in losses.
Hedging instruments that we enter into could expose us to unexpected losses in the future.
We have entered and may in the future enter into hedging instruments that require us to fund cash payments under certain circumstances, for example, upon the early termination of the instrument caused by an event of default or other early termination event, or the decision by a counterparty to request additional collateral for margin it is contractually owed under the terms of the instrument. The amount due would be equal to the unrealized loss of the open positions with the counterparty and could also include other fees and charges. These liabilities will be reflected on our consolidated balance sheets, and our ability to fund these obligations will depend on the liquidity of our assets and access to capital at the time, and the need to fund these obligations could adversely impact our financial condition.
Our interest rate hedging arrangements are cleared through a central counterparty and, as a consequence, our hedging strategy may fail if the utilized Derivatives Clearing Organization or Futures Commission Merchant defaults in its obligations.
The Commodity Futures Trading Commission has issued and continues to issue new rules regarding swaps, under the authority granted to it pursuant to the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010, or Dodd-Frank Act. Most interest rate hedging arrangements that we enter into must be cleared by a Derivatives Clearing Organization, or DCO. We access the DCO through Futures Commission Merchants, or FCM. For any centrally cleared interest rate swap, were the DCO or FCM to default in its obligations under these hedging arrangements, we would lose the hedge protection for which we had contracted and, depending upon market conditions, could result in significant losses to us. We cannot assure you that we could replace the defaulted hedges or that the terms of any replacement hedges we could obtain would be on similar terms, or as to the cost to us of obtaining replacement hedges.
All of our foreign currency hedging arrangements are with a single counterparty and, as a consequence, our hedging strategy may fail if that counterparty defaults in its obligations.
At December 31, 2017, all of our outstanding foreign currency hedging arrangements, with a notional amount of $3.6 million, were with Wells Fargo Bank, N.A., or Wells Fargo. Were Wells Fargo to default in its obligations under these hedging arrangements, we would lose the hedge protection for which we had contracted which, depending upon market conditions, could result in significant losses to us. We cannot assure you that we could replace the defaulted hedges or that the terms of any replacement hedges we could obtain would be on similar terms, or as to the cost to us of obtaining replacement hedges.

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
We utilize core earnings as a measure of our operating performance and believe that it is useful to analysts, investors and other parties in the evaluations of REITs.  We believe core earnings is a useful measure of our operating performance because it excludes the effects of certain transactions and GAAP adjustments that we believe are not necessarily indicative of our current CRE loan origination portfolio and other CRE-related investments and operations. Core Earnings excludes (i) non-cash equity compensation expense, (ii) unrealized gains or losses, (iii) non-cash provision for loan losses, (iv) non-cash impairments on securities, (v) non-cash amortization of discounts or premiums associated with borrowings, (vi) net income or loss from limited partnership interests owned at the initial measurement date, (vii) net income or loss from non-core assets, (viii) real estate depreciation and amortization, (ix) foreign currency gains or losses and (x) income or losses from discontinued operations. Core Earnings may also be adjusted periodically to exclude certain one-time events pursuant to changes in GAAP and certain non-cash items. Although pursuant to the Third Amended and Restated Management Agreement we calculate incentive compensation using Core Earnings excluding incentive fees payable to the Manager, beginning with the three months and year ended December 31, 2017, we include incentive fees payable to the Manager in Core Earnings for reporting purposes. Core Earnings does not represent net income or cash generated from operating activities and should not be considered as an alternative to GAAP net income or as a measure of liquidity under GAAP. Our methodology for calculating Core Earnings may differ from methodologies used by other companies to calculate similar supplemental performance measures, and accordingly, our reported Core Earnings may not be comparable to similar performance measures used by other companies.
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
If we determine to sell one or more of our investments, we may encounter difficulties in finding buyers in a timely manner as real estate debt and other of our investments generally cannot be disposed of quickly, especially when market conditions are poor. Moreover, some of these assets may be subject to legal and other restrictions on resale. If we are required to liquidate all or a portion of our portfolio quickly, we may realize significantly less than the value at which we have previously recorded our investments. In addition, we may face other restrictions on our ability to liquidate an investment in a business entity to the extent that we, our Manager or C-III has or could be attributed with material non-public information regarding such business entity. These factors may limit our ability to vary our portfolio promptly in response to changes in economic or other conditions and may also limit our ability to use portfolio sales as a source of liquidity, which could limit our ability to make distributions to our stockholders or repay debt.
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
In the course of our business, we have taken title to, and expect we will in the future take title to, real estate through foreclosure on collateral underlying real estate debt investments. When we do take title to any property, we could be subject to environmental liabilities with respect to it. In such a circumstance, we may be held liable to a governmental entity or to third parties for property damage, personal injury, investigation and clean-up costs they incur as a result of environmental contamination, or may have to investigate or clean up hazardous or toxic substances, or chemical releases at a property. The costs associated with investigation or remediation activities could be substantial and could reduce our income and ability to make distributions.
If our allowance for loan losses is not adequate to cover actual future loan and lease losses, our earnings may decline.
We maintain an allowance for loan losses to provide for loan defaults and non-performance by borrowers of their obligations.  Our allowance for loan losses may not be adequate to cover actual future loan losses and future provisions for loan losses could materially reduce our income.  We base our allowance for loan losses on prior experience, as well as an evaluation of risks in the current portfolio.  However, losses have in the past, and may in the future, exceed our current estimates, and the difference could be substantial.  The amount of future losses is susceptible to changes in economic, operating and other conditions that may be beyond our control, including changes in interest rates, changes in borrowers' creditworthiness and the value of collateral securing loans.  Additionally, if we seek to expand our loan portfolios, we may need to make additional provisions for loan losses to ensure that the allowance remains at levels deemed appropriate by our management for the size and quality of our portfolios. While we believe that our allowance for loan and lease losses at December 31, 2017 is adequate to cover our anticipated losses, we cannot assure you that it will not increase in the future. Any increase in our allowance for loan losses will reduce our income and, if sufficiently large, could cause us to incur loss.
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
We classify a substantial portion of our assets for accounting purposes as "available-for-sale." As a result, reductions in the market values of those assets are directly charged or credited to accumulated other comprehensive income and could reduce our stockholders' equity. A decline in these values will reduce the book value of our assets. Moreover, if the decline in value of an available-for-sale asset is other-than-temporary, we are required by GAAP to record the decline as an asset impairment which will reduce our earnings.
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
A significant risk associated with our investment in CRE-related loans, CMBS and other debt investments is the risk that either or both of long-term and short-term interest rates increase significantly. If long-term rates increase, the market value of our assets would decline. Even if assets underlying investments we may own in the future are guaranteed by one or more persons, including government or government-sponsored agencies, those guarantees do not protect against declines in market value of the related assets caused by interest rate changes. At the same time, with respect to assets that are not match-funded or that have been acquired with variable rate or short-term financing, an increase in short-term interest rates would increase our interest expense, reducing our net interest spread or possibly result in negative cash flow from those assets. This could result in reduced profitability and distributions or losses.
Investing in mezzanine debt and mezzanine or other subordinated tranches of CMBS, syndicated corporate loans and other ABS involves greater risks of loss than senior secured debt investments.
Subject to maintaining our qualification as a REIT and exclusion from regulation under the Investment Company Act, we may invest in mezzanine debt or other subordinated tranches of CMBS, syndicated corporate loans and other ABS and have historically invested in mezzanine debt. These types of investments carry a higher degree of risk of loss than senior secured debt investments such as our whole loan investments because, in the event of default and foreclosure, holders of senior liens will be paid in full before mezzanine investors. Depending on the value of the underlying collateral at the time of foreclosure, there may not be sufficient assets to pay all or any part of amounts owed to mezzanine investors. Moreover, mezzanine and other subordinate debt investments may have higher LTV than conventional senior lien financing, resulting in less equity in the collateral and increasing the risk of loss of principal. If a borrower defaults or declares bankruptcy, we may be subject to agreements restricting or eliminating our rights as a creditor, including rights to call a default, foreclose on collateral, and accelerate maturity or control decisions made in bankruptcy proceedings. In addition, the prices of lower credit quality securities are generally less sensitive to interest rate changes than more highly rated investments, but more sensitive to economic downturns or individual issuer developments because the ability of obligors of investments underlying the securities to make principal and interest payments may be impaired. In such event, existing credit support relating to the securities' structure may not be sufficient to protect us against loss of our principal. For additional risks regarding real estate-related loans, see "Risks Related to Real Estate Investments."
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
Historically we have invested in syndicated corporate loans, ABS and corporate bonds, subject to maintaining our qualification as a REIT and exclusion from regulation under the Investment Company Act. Syndicated corporate loan investments, ABS investments or corporate bond investments, which are principally backed by small business and syndicated corporate loans, may not be secured by mortgages or other liens on assets or may involve higher LTV than our real estate-related investments. Historically, our syndicated corporate loan investments, ABS investments and our corporate bond investments backed by loans, have included loans that have an interest-only payment schedule or a schedule that does not fully amortize principal over the term of the loan, which make repayment of loans dependent upon the borrowers' liquidity or ability to refinance the loans at maturity. Numerous factors affect a borrower's ability to repay or refinance loans at maturity, including national and local economic conditions, a downturn in a borrower's industry, loss of one or more principal customers and conditions in the credit markets. A deterioration in a company's financial condition or prospects may be accompanied by a deterioration in the collateral for the syndicated corporate loan or any ABS or corporate bond backed by such company's loans.

(Back to Index)

(Back to Index)

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
We have no direct employees. Our officers, portfolio managers, administrative personnel and support personnel are employees of C-III or Resource America. We have no separate facilities and completely rely on our Manager and, because our Manager has no direct employees, Resource America and C-III, which has significant discretion as to the implementation of our operating policies and investment strategies. If our management agreement terminates, we may be unable to find a suitable replacement for our Manager. Moreover, we believe that our success depends to a significant extent upon the experience of the portfolio managers and officers of our Manager, C-III and Resource America who provide services to us, whose continued service is not guaranteed. The departure of any such persons could harm our investment performance.
Our Manager's fee structure may not create proper incentives, and the incentive fee we pay our Manager may increase the investment risk of our portfolio.
Our Manager is entitled to receive a monthly base management fee of $937,500 per month through December 31, 2018, and thereafter a base management fee equal to 1/12 of our equity, as defined in the management agreement, multiplied by 1.5%. Since the base management fee will be based on our outstanding equity after December 31, 2018, our Manager could be incentivized to recommend strategies that increase our equity, and there may be circumstances where increasing our equity will not optimize the returns for our stockholders.

(Back to Index)

(Back to Index)

In addition to its base management fee, our Manager is entitled to receive incentive compensation, payable quarterly, equal to 20% of the amount by which our Core Earnings, as defined in the management agreement, exceed the weighted average of our book value per share at September 30, 2017 (subject to adjustments) and the prices for our common stock in all of our offerings subsequent to September 30, 2017, multiplied by the greater of 1.75% or 0.4375% plus one-fourth of the average ten-year U.S. Treasury rate for such quarter, multiplied by the weighted average number of common shares outstanding during the quarter. In evaluating investments and other management strategies, the opportunity to earn incentive compensation based on Core Earnings may lead our Manager to place undue emphasis on the maximization of Core Earnings at the expense of other criteria, such as preservation of capital, in order to achieve higher incentive compensation. Investments with higher yields generally have higher risk of loss than investments with lower yields. If our interests and those of our Manager are not aligned, the execution of our business plan and our results of operations could be adversely affected, which could adversely affect our results of operations and financial condition.
Our Manager manages our portfolio pursuant to very broad investment guidelines and our board does not approve each investment decision, which may result in our making riskier investments.
Our Manager is authorized to follow very broad investment guidelines. While our directors periodically review our investment guidelines and our investment portfolio, they do not review all of our proposed investments. In addition, in conducting periodic reviews, the directors may rely primarily on information provided to them by our Manager. Furthermore, our Manager may use complex strategies, and transactions entered into by our Manager, which may be difficult or impossible to unwind by the time they are reviewed by the directors. Our Manager has great latitude within the broad investment guidelines in determining the types of investments it makes for us. Poor investment decisions could impair our ability to make distributions to our stockholders.
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
Our Manager and C-III will face conflicts of interest relating to the allocation of investment opportunities and such conflicts may not be resolved in our favor, which could limit our ability to acquire assets and, in turn, limit our ability to make distributions and reduce your overall investment return.
Our management agreement does not prohibit our Manager, or C-III or Resource America from investing in or managing entities that invest in asset classes that are the same as, or similar to, our targeted asset classes, except that they may not raise funds for, sponsor or advise any new publicly-traded REIT that invests primarily in mortgage-backed securities, or MBS, in the United States. We rely on our Manager to identify suitable investment opportunities for us. Our executive officers and several of the other key real estate professionals, acting on behalf of our Manager, are also the key real estate professionals acting on behalf of the advisors of other investment programs sponsored by, and other clients managed by, Resource America or C-III. As such, these investment programs and clients rely on many of the same real estate professionals as will future programs and vehicles sponsored by Resource America and C-III. Many investment opportunities that are suitable for us may also be suitable for one or more of these investment programs or clients. When an investment opportunity becomes available, the applicable allocation committee established by C-III, in accordance with its investment allocation policies and procedures, will offer the opportunity to the investment program or client for which the investment opportunity is most suitable based on the investment objectives, portfolio and criteria of each. Thus, the allocation committees could direct attractive investment opportunities to an investment program or client other than us, which could result in us not investing in investment opportunities that could provide an attractive return or investing in investment opportunities that provide less attractive returns. Any of the foregoing may reduce our ability to make distributions to you.

(Back to Index)

(Back to Index)

Our officers and many of the investment professionals that provide services to us through our Manager are also officers or employees of Resource America or C-III and may face conflicts regarding the allocation of their time.
Our officers, other than our Chief Financial Officer, Chief Accounting Officer and several accounting and tax professionals on their staff, as well as the officers, directors and employees of Resource America who provide services to us, are not required to work full time on our affairs, and devote significant time to the affairs of Resource America or C-III. As a result, there may be significant conflicts between us, on the one hand, and our Manager, C-III and Resource America on the other, regarding allocation of our Manager's and Resource America's or C-III's resources to the management of our investment portfolio.
We may invest in B-Pieces issued by CMBS trusts to which C-III may contribute loans, and as a result our Manager and C-III may have a conflict in determining whether any such loan should be excluded from the securitization.
We may seek opportunities to invest in the unrated or certain non-investment grade tranches of securities (collectively, a "B-Piece") issued by CMBS trusts. Because a B-Piece represents the "first loss position," or riskiest portion of the trust, the buyers of the senior CMBS tranches typically depend on the B-Piece buyer to conduct due diligence on the underlying loans expected to be contributed to the CMBS trust in the securitization. In such cases, our Manager will rely upon the personnel of C-III to analyze the loans and negotiate with the sponsor to potentially exclude certain loans determined to be too risky. If C-III Commercial Mortgage LLC ("C-III Commercial Mortgage"), a wholly-owned subsidiary of C-III, seeks to contribute one or more loans to the same CMBS trust, our Manager and C-III may have a conflict in determining whether loans to be contributed by C-III Commercial Mortgage should be exclude from the securitization transaction.
We have engaged in transactions with entities affiliated with our Manager. Our policies and procedures may be insufficient to address any conflicts of interest that may arise.
We have established policies and procedures regarding review, approval and ratification of transactions which may give rise to a conflict of interest between us and persons affiliated or associated with our Manager. In the ordinary course of our business, we have ongoing relationships and have engaged in transactions with entities affiliated or associated with our Manager. See Item 13, "Certain Relationships and Related Transactions and Director Independence - Relationships and Related Transactions" in this report. Our policies and procedures may not be sufficient to address any conflicts of interest that arise.
Our Manager's liability is limited under the management agreement, and we have agreed to indemnify our Manager against certain liabilities.
Our Manager does not assume any responsibility other than to render the services called for under the management agreement, and will not be responsible for any action of our board of directors in following or declining to follow its advice or recommendations. C-III, Resource America, our Manager, their directors, managers, officers, employees and affiliates will not be liable to us, any subsidiary of ours, our directors, our stockholders or any subsidiary's stockholders for acts performed in accordance with and pursuant to the management agreement, except for acts constituting bad faith, willful misconduct, gross negligence, or reckless disregard of their duties under the management agreement. We have agreed to indemnify the parties for all damages and claims arising from acts not constituting bad faith, willful misconduct, gross negligence, or reckless disregard of duties, performed in good faith in accordance with and pursuant to the management agreement.
Our business is highly dependent on communications and information systems, and systems failures or cybersecurity incidents could significantly disrupt our business, which may, in turn, negatively affect the market price of our common stock and our ability to operate our business.
We depend on the information systems of our Manager, C-III, Resource America and third parties. Any failure or interruption of our systems or cyber-attacks or security breaches of our networks or systems could cause delays or other problems in our securities trading activities, including mortgage-backed securities trading activities. A disruption or breach could also lead to unauthorized access to and release, misuse, loss or destruction of our confidential information or personal or confidential information of our Manager, C-III, Resource America or third parties, which could lead to regulatory fines, litigation, costs of remediating the breach and reputational harm. In addition, we also face the risk of operational failure, termination or capacity constraints of any of the third parties with which we do business or that facilitate our business activities, including clearing agents or other financial intermediaries we use to facilitate our securities transactions, if their respective systems experience failure, interruption, cyber-attacks, or security breaches. We may face increased costs as we continue to evolve our cyber defenses in order to contend with changing risks. These costs and losses associated with these risks are difficult to predict and quantify, but could have a significant adverse effect on our operating results.

(Back to Index)

(Back to Index)

Computer malware, viruses, computer hacking and phishing attacks have become more prevalent in our industry and may occur on our systems. We rely heavily on our financial, accounting and other data processing systems. Although we have not detected a material cybersecurity breach to date, other financial services institutions have reported material breaches of their systems, some of which have been significant. Even with all reasonable security efforts, not every breach can be prevented or even detected. It is possible that we have experienced an undetected breach. There is no assurance that we, or the third parties that facilitate our business activities, have not or will not experience a breach. It is difficult to determine what, if any, negative impact may directly result from any specific interruption or cyber-attacks or security breaches of our networks or systems (or the networks or systems of third parties that facilitate our business activities) or any failure to maintain performance, reliability and security of our technical infrastructure, but such computer malware, viruses and computer hacking and phishing attacks may negatively affect our operations.
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

(Back to Index)

(Back to Index)

For a discussion of additional risks associated with mezzanine loans, see - "Investing in mezzanine debt and mezzanine or other subordinated tranches of CMBS, syndicated corporate loans and other ABS involves greater risks of loss than senior secured debt investments."
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

(Back to Index)

(Back to Index)

•	a final judgment based upon a finding of active and deliberate dishonesty by the director or officer that was material to the cause of action adjudicated.
In addition, our charter authorizes us to, and we do, indemnify our present and former directors and officers for actions taken by them in those capacities to the maximum extent permitted by Maryland law. Our bylaws require us to indemnify each present or former director or officer, to the maximum extent permitted by Maryland law, in the defense of any proceeding to which he or she is made, or threatened to be made, a party by reason of his or her service to us. In addition, we may be obligated to fund the defense costs incurred by our directors and officers.
Our right to take action against our Manager is limited.
The obligation of our Manager under the management agreement is to render its services in good faith. It will not be responsible for any action taken by our board of directors or investment committee in following or declining to follow its advice and recommendations. Furthermore, as discussed above under - "Risks Related to Our Manager," it will be difficult and costly for us to terminate the management agreement without cause. In addition, we will indemnify our Manager, C-III, Resource America and their officers and affiliates for any actions taken by them in good faith.
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

(Back to Index)

(Back to Index)

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
Rapid changes in the values of our real estate-related investments may make it more difficult for us to maintain our qualification as a REIT or exclusion from regulation under the Investment Company Act.
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
Certain of the assets that we hold, including interests in CDOs or corporate leveraged loans, are not qualified and will not be qualified real estate assets for purposes of the REIT asset tests. ABS, RMBS and CMBS securities should generally qualify as real estate assets. However, to the extent that we own non-REMIC collateralized mortgage obligations or other debt investments secured by mortgage loans (rather than by real property) or secured by non-real estate assets, or debt securities that are not secured by mortgages on real property, those securities are likely not qualifying real estate assets for purposes of the REIT asset test, and will not produce qualifying real estate income. Further, whether securities held by warehouse lenders or financed using repurchase agreements are treated as qualifying assets or as generating qualifying real estate income for purposes of the REIT asset and income tests depends on the terms of the warehouse or repurchase financing arrangement.
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
We intend to make distributions to our stockholders in a manner intended to satisfy the 90% distribution requirement and to distribute all or substantially all of our net taxable income to avoid both corporate income tax and the 4% nondeductible excise tax.  There is no requirement that a domestic TRS distribute its after-tax net income to its parent REIT or their stockholders and our U.S. TRSs may determine not to make any distributions to us.  However, non-U.S. TRSs will generally be deemed to distribute their earnings to us on an annual basis for federal income tax purposes, regardless of whether such TRSs actually distribute their earnings.
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
Unless you are a tax-exempt entity, distributions that we make to you generally will be subject to tax as ordinary income to the extent of our current and accumulated earnings and profits as determined for federal income tax purposes. If the amount we distribute to you exceeds your allocable share of our current and accumulated earnings and profits, the excess will be treated as a return of capital to the extent of your adjusted basis in your stock, which will reduce your basis in your stock but will not be subject to tax. To the extent the amount we distribute to you exceeds both your allocable share of our current and accumulated earnings and profits and your adjusted basis, this excess amount will be treated as a gain from the sale or exchange of a capital asset. For risks related to the use of uninvested offering proceeds or borrowings to fund distributions to stockholders, see - "Risks Related to Our Organization and Structure." We have not established a minimum distribution payment level and we cannot assure you of our ability to make distributions in the future."
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

(Back to Index)

(Back to Index)

RCC Resi TRS will pay federal, state and local income tax on its taxable income, and its after-tax net income is available for distribution to us but is not required to be distributed to us. Income that is not distributed to us by our U.S. TRS will not be subject to the REIT 90% distribution requirement and therefore will not be available for distributions to our stockholders. We anticipate that the aggregate value of the securities we hold in our TRS will be less than 25% (20% for years beginning after December 31, 2017) of the value of our total assets, including our TRS security. We will monitor the compliance of our investments in TRSs with the rules relating to value of assets and transactions not on an arm's-length basis. We cannot assure you, however, that we will be able to comply with such rules.
Complying with REIT requirements may limit our ability to hedge effectively.
The REIT provisions of the Internal Revenue Code substantially limit our ability to hedge MBS and related borrowings. Under these provisions, our annual gross income from qualifying and non-qualifying hedges of our borrowings, together with any other income not generated from qualifying real estate assets, cannot exceed 25% of our gross income. In addition, our aggregate gross income from non-qualifying hedges, fees and certain other non-qualifying sources cannot exceed 5% of our annual gross income determined without regard to income from qualifying hedges. As a result, we might have to limit our use of advantageous hedging techniques or implement those hedges through RCC Resi TRS. This could increase the cost of our hedging activities or expose us to greater risks associated with changes in interest rates than we would otherwise want to bear.
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
Legislative, regulatory or administrative changes could adversely affect us or our stockholders.
Legislative, regulatory or administrative changes could be enacted or promulgated at any time, either prospectively or with retroactive effect, and may adversely affect us and/or our stockholders.
On December 22, 2017 the Tax Cuts and Jobs Act was signed into law. The Tax Cuts and Jobs Act makes significant changes to the U.S. federal income tax rules for taxation of individuals and corporations, generally effective for taxable years beginning after December 31, 2017. In addition to reducing corporate and individual tax rates, the Tax Cuts and Jobs Act eliminates or restricts various deductions. Most of the changes applicable to individuals are temporary and apply only to taxable years beginning after December 31, 2017 and before January 1, 2026. The Tax Cuts and Jobs Act makes numerous large and small changes to the tax rules that do not affect the REIT qualification rules directly but may otherwise affect us or our stockholders.
While the changes in the Tax Cuts and Jobs Act generally appear to be favorable with respect to REITs, the extensive changes to non-REIT provisions in the Code may have unanticipated effects on us or our stockholders. Moreover, Congressional leaders have recognized that the process of adopting extensive tax legislation in a short amount of time without hearings and substantial time for review is likely to have led to drafting errors, issues needing clarification and unintended consequences that will have to be revisited in subsequent tax legislation. At this point, it is not clear if or when Congress will address these issues or when the IRS will issue administrative guidance on the changes made in the Tax Cuts and Jobs Act.
We urge you to consult with your own tax advisor with respect to the status of the Tax Cuts and Jobs Act and other legislative, regulatory or administrative developments and proposals and their potential effect on an investment in shares of our common stock.

(Back to Index)

(Back to Index)

Dividends paid by REITs do not qualify for the reduced tax rates provided for under current law.
Dividends paid by REITs are generally not eligible for the reduced 15% maximum tax rate for dividends paid to individuals (20% for those with taxable income above certain thresholds that are adjusted annually under current law). The more favorable rates applicable to regular corporate dividends could cause stockholders who are individuals to perceive investments in REITs to be relatively less attractive than investments in the stock of non-REIT corporations that pay dividends to which more favorable rates apply, which could reduce the value of the stocks of REITs. However, under the Tax Cuts and Jobs Act, regular dividends from REITs are treated as income from a pass-through entity and are eligible for a 20% deduction. As a result, our regular dividends will be taxed at 80% of an individual's marginal tax rate. The current maximum rate is 37% resulting in a maximum tax rate of 29.6%. Dividends from REITs as well as regular corporate dividends will also be subject to a 3.8% Medicare surtax for taxpayers with modified adjusted gross income above $200,000 (if single) or $250,000 (if married and filing jointly).
We may lose our REIT qualification or be subject to a penalty tax if the IRS successfully challenges our characterization of income inclusions from our foreign TRSs.
We likely will be required to include in our income, even without the receipt of actual distributions, earnings from our foreign TRSs, including from our previous investments in CDOs, such as our investment in Apidos CDO I, Apidos CDO III and Apidos Cinco.  We intend to treat certain of these income inclusions as qualifying income for purposes of the 95% gross income test applicable to REITs but not for purposes of the REIT 75% gross income test.  The provisions that set forth what income is qualifying income for purposes of the 95% gross income test provide that gross income derived from dividends, interest and other enumerated classes of passive income qualify for purposes of the 95% gross income test.  Income inclusions from equity investments in our foreign TRSs are technically neither dividends nor any of the other enumerated categories of income specified in the 95% gross income test for U.S. federal income tax purposes, and there is no clear precedent with respect to the qualification of such income for purposes of the REIT gross income tests. However, based on advice of counsel, we intend to treat such income inclusions, to the extent distributed by a foreign TRS in the year accrued, as qualifying income for purposes of the 95% gross income test.  In addition, in 2011, the IRS issued a private letter ruling to a REIT reaching a result consistent with our treatment.  Nevertheless, because this income does not meet the literal requirements of the REIT provisions, it is possible that the IRS could successfully take the position that it is not qualifying income. In the event that it was determined not to qualify for the 95% gross income test, we would be subject to a penalty tax with respect to the income to the extent it and other nonqualifying income exceeds 5% of our gross income and/or we could fail to qualify as a REIT.  See "Federal Income Tax Consequences of Our Qualification as a REIT."  In addition, if such income was determined not to qualify for the 95% gross income test, we would need to invest in sufficient qualifying assets, or sell some of our interests in our foreign TRSs to ensure that the income recognized by us from our foreign TRSs or such other corporations does not exceed 5% of our gross income, or cease to qualify as a REIT.
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

(Back to Index)

(Back to Index)

Revenue Procedure 2011-16, as modified and superseded by Revenue Procedure 2014-51, provides a safe harbor pursuant to which we will not be required to redetermine the fair market value of the real property securing a loan for purposes of the REIT gross income and asset tests in connection with a loan modification that is: (1) occasioned by a borrower default; or (2) made at a time when we reasonably believe that the modification to the loan will substantially reduce a significant risk of default on the original loan. We cannot assure you that all of our loan modifications have qualified or will qualify for the safe harbor in Revenue Procedure 2011-16, as modified and superseded by Revenue Procedure 2014-51. To the extent we significantly modify loans in a manner that does not qualify for that safe harbor, we will be required to redetermine the value of the real property securing the loan at the time it was significantly modified. In determining the value of the real property securing such a loan, we generally will not obtain third-party appraisals, but rather will rely on internal valuations. No assurance can be provided that the IRS will not successfully challenge our internal valuations. If the terms of our mortgage loans, mezzanine loans and B notes and loans supporting our MBS are significantly modified in a manner that does not qualify for the safe harbor in Revenue Procedure 2011-16, as modified and superseded by Revenue Procedure 2014-51, and the fair market value of the real property securing such loans has decreased significantly, we could fail the 75% gross income test, the 75% asset test and/or the 10% value test. Unless we qualified for relief under certain cure provisions in the Code, such failures could cause us to fail to qualify as a REIT.
We and our subsidiaries have invested and may invest in the future in distressed debt, including distressed mortgage loans, mezzanine loans, B notes and MBS. Revenue Procedure 2011-16, as modified and superseded by Revenue Procedure 2014-51, provides that the IRS will treat a distressed mortgage loan acquired by a REIT that is secured by real property and other property as producing in part non-qualifying income for the 75% gross income test. Specifically, Revenue Procedure 2011-16, as modified and superseded by Revenue Procedure 2014-51, indicates that interest income on a loan will be treated as qualifying income based on the ratio of (1) the fair market value of the real property securing the loan determined as of the date the REIT committed to acquire the loan and (2) the face amount of the loan (and not the purchase price or current value of the loan). The face amount of a distressed mortgage loan and other distressed debt will typically exceed the fair market value of the real property securing the debt on the date the REIT commits to acquire the debt. We believe that we will continue to invest in distressed debt in a manner consistent with complying with the 75% gross income test and maintaining our qualification as a REIT.
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
We maintain offices in New York, New York and Philadelphia, Pennsylvania. Our principal office is located in leased space at 717 Fifth Avenue, New York, New York 10022. We do not own any real property.

(Back to Index)

(Back to Index)

ITEM 3.	LEGAL PROCEEDINGS
We may become involved in litigation on various matters due to the nature of our business activities, which we consider to be routine and in the ordinary conduct of our business. The resolution of these matters may result in adverse judgments, fines, penalties, injunctions and other relief against us as well as monetary payments or other agreements and obligations. In addition, we may enter into settlements on certain matters in order to avoid the additional costs of engaging in litigation. Except as discussed below, we are unaware of any contingencies arising from such routine litigation that would require accrual or disclosure in the consolidated financial statements at December 31, 2017.
Open Litigation Matters
Six separate shareholder derivative suits (the "New York State Actions") purporting to assert claims on behalf of us were filed in the Supreme Court of New York on the following dates: December 2015 (the "Reaves Complaint"), February 2017 (the "Caito Complaint"), March 2017 (the "Simpson Complaint"), March 2017 (the "Heckel Complaint"), May 2017 (the "Schwartz Complaint") and August 2017 (the "Greff Complaint"). Plaintiffs in the Schwartz and Greff actions made demands on the board of directors before filing suit, but plaintiffs in the Reaves, Caito, Simpson and Heckel actions did not. All of the shareholder derivative suits are substantially similar and allege that certain of our current and former officers and directors breached their fiduciary duties, wasted corporate assets, and/or were unjustly enriched. Certain complaints assert additional claims against our Manager and Resource America for unjust enrichment based on allegations that our Manager received excessive management fees from the Company. In June 2017, the Court stayed the Reaves, Caito, Simpson and Heckel Complaints (collectively, the "New York State Demand Futile Actions") in favor of the federal shareholder derivative litigation described below. Our time to respond to the Schwartz and Greff complaints is presently stayed by stipulation of the parties. We believe that the plaintiffs in each of the New York State Actions lack standing to assert claims derivatively on our behalf and we intend to seek the dismissal of any New York State Action as to which the stay is lifted.
                Four separate shareholder derivative suits purporting to assert claims on behalf of us were filed in the United States District Court for the Southern District of New York on the following dates by shareholders who declined to make a demand on the board prior to filing suit: January 2017 (the "Greenberg Complaint"), January 2017 (the "Canoles Complaint"), January 2017 (the "DeCaro Complaint") and April 2017 (the "Gehan Complaint"). In May 2017, the Court consolidated the Greenberg, Canoles, DeCaro and Gehan Complaints as the "Federal Demand Futile Actions," and in July 2017, appointed lead counsel and directed that a consolidated complaint be filed. Following consolidation, the Canoles and Gehan plaintiffs voluntarily dismissed their suits. The consolidated complaint in the Federal Demand Futile Actions, filed in August 2017, alleges claims for breach of fiduciary duty, corporate waste, unjust enrichment and violations of Section 14(a) of the Securities Exchange Act. We believe that the plaintiffs in the Federal Demand Futile Actions lack standing to assert claims derivatively on our behalf, and we have moved to dismiss the consolidated complaint on that basis.
Three additional shareholder derivative suits purporting to assert claims on behalf of us were filed in the United States District Court for the Southern District of New York on the following dates by shareholders who served demands on the board to bring litigation and allege that their demands were wrongfully refused: February 2017 (the "McKinney Complaint"), March 2017 (the "Sherek/Speigel Complaint") and April 2017 (the "Sebenoler Complaint"). In May 2017, the Court consolidated the McKinney Complaint, Sherek/Speigel Complaint and Sebenoler Complaint as the "Federal Demand Refused Actions." A consolidated complaint was filed on June 30, 2017, alleging claims for breach of fiduciary duty, unjust enrichment and violations of Section 14(a) of the Securities Exchange Act. The consolidated complaint was dismissed in February 2018 but is subject to appeal.
In August 2017, Robert Canoles filed a shareholder derivative suit in Maryland Circuit Court against certain of our current and former officers and directors, as well as our Manager and Resource America (the "Canoles Complaint"). Mr. Canoles had previously filed his suit in the United States District Court for the Southern District of New York, but voluntarily dismissed that action after the Court declined to appoint his counsel as lead counsel in the Federal Demand Futile Actions. The Canoles Complaint, as amended in October 2017, asserts a variety of claims, including claims for breach of fiduciary duty, unjust enrichment and corporate waste, that are based on allegations substantially similar to those at issue in the Federal Demand Futile Actions. The Canoles Complaint was stayed by the Maryland Circuit Court in favor of the federal shareholder litigation described above. We believe that Canoles lacks standing to assert claims derivatively on our behalf and intend to seek the dismissal of the Canoles Complaint on that basis if the stay is lifted.

(Back to Index)

(Back to Index)

In September 2017, Michael Hafkey filed a shareholder derivative suit in the United States District Court for the District of Maryland against certain of our former officers and directors and our Manager. The complaint asserts a breach of fiduciary duty claim that is substantially similar to the claims at issue in the Federal Demand Refused Actions. Mr. Hafkey previously made a demand on the board of directors to investigate this claim, which was ultimately denied. We believe that Hafkey's claim that his demand to bring litigation was wrongfully refused is without merit and that Hafkey consequently lacks standing to assert claims derivatively on our behalf. We filed a motion to stay the Hafkey action in favor of the duplicative Federal Demand Futile Actions, which is pending.
We have recorded a $2.2 million litigation reserve for amounts, including estimated legal costs, in excess of our insurance coverage at December 31, 2017, which is included in accounts payable and other liabilities on the consolidated balance sheet. At December 31, 2016, there was no litigation reserve.
Primary Capital Mortgage, LLC ("PCM") is subject to litigation related to claims for repurchases or indemnifications on loans that PCM has sold to third parties.  At December 31, 2017 and 2016, such litigation demands totaled approximately $6.5 million and $15.9 million, respectively. Such litigation demands are included in the reserve for mortgage repurchases and indemnifications that totaled $5.7 million and $4.8 million at December 31, 2017 and 2016, respectively. The reserve for mortgage repurchases and indemnification is included in liabilities held for sale on the consolidated balance sheets.
Settled Litigation Matters, Including Pending Settlements
A subsidiary of ours was the subject of a lawsuit brought in 2014 by the purchaser of a hotel from such subsidiary. The complaint asserted breach of contract claims for non-payment of certain fees and expenses.  This matter was settled on December 20, 2017.
PCM was the subject of a lawsuit brought by a purchaser of residential mortgage loans alleging breaches of representations and warranties made on loans sold to the purchaser. The asserted repurchase claims related to loans sold to the purchaser that were subsequently sold by the purchaser to either the Federal National Mortgage Association or Federal Home Loan Mortgage Corporation and loans sold to the purchaser that were subsequently securitized and sold as RMBS by the purchaser to RMBS investors. This matter was settled on January 8, 2018.
On November 22, 2017, the Plaintiff's motion for class certification was granted in Levin v. Resource Capital Corp. (the "Levin Action"), a previously disclosed securities litigation against us and certain of our current and former officers that is pending in the United States District Court for the Southern District of New York. On February 5, 2018, we entered into a stipulation and agreement of settlement (the "Settlement") that is intended to settle all claims asserted in the action on behalf of the certified class, which consists, with specified exceptions, of all persons who purchased our common stock, 8.25% Series B Cumulative Redeemable Preferred Stock, or 8.625% Fixed-to-Floating Series C Cumulative Redeemable Preferred Stock between October 31, 2012 and August 5, 2015. Under the terms of the proposed Settlement, which has been filed publicly with the Court, a payment of $9.5 million will be made to settle the litigation. The settlement payment will be funded principally by insurance coverage, and we do not anticipate that the Settlement will have a material adverse impact on our financial condition. In exchange for the settlement consideration, we and the individual defendants in the Levin Action (and certain related parties) will be released from all claims that have been or could have been asserted in the case by class members (and certain related parties), excluding persons who opt out of the Settlement, as further described in the stipulation and agreement of settlement filed with the Court. The proposed Settlement contains no admission of misconduct by us or any of the individual defendants and expressly acknowledges that we and the individual defendants deny all allegations of wrongdoing and maintain that we and they have at all times acted in good faith and in compliance with the law. The proposed Settlement is subject to, among other conditions, preliminary and final court approval. Further, we have the right to terminate the Settlement under certain conditions, including if a specified number of class members timely and validly requesting exclusion from the class. There can be no assurance that the proposed Settlement will be finalized and approved, and the actual outcome of this matter may differ materially from the terms of the proposed Settlement described herein.
We expect the total settlement of the above matters to be $13.6 million excluding legal fees, of which $7.5 million is expected to be covered by insurance.

ITEM 4.	MINE SAFETY DISCLOSURES
Not applicable.

(Back to Index)

(Back to Index)

PART II

ITEM 5 .	MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Market Information
Our common stock has been listed on the New York Stock Exchange, or NYSE, under the symbol "RSO" since our initial public offering in February 2006. The following table sets forth for the indicated periods the high and low prices for our common stock, as reported on the NYSE, and the dividends declared and paid during our past two fiscal years:

	High	Low	Dividends Declared
Year Ended December 31, 2017:
Fourth Quarter (1)	$10.88	$9.36	$0.05
Third Quarter	$11.13	$9.45	$0.05
Second Quarter	$10.25	$9.21	$0.05
First Quarter	$9.92	$7.99	$0.05

Year Ended December 31, 2016:
Fourth Quarter	$12.75	$8.02	$0.05
Third Quarter	$13.64	$12.36	$0.42
Second Quarter	$13.18	$10.92	$0.42
First Quarter	$12.91	$9.32	$0.42

(1)	We distributed a regular dividend of $0.05 on January 26, 2018 to stockholders of record as of December 29, 2017.
We are organized and conduct our operations to qualify as a real estate investment trust, or REIT, which requires that we distribute at least 90% of our REIT taxable income. Therefore, we intend to continue to declare quarterly distributions on our common stock. No assurance, however, can be given as to the amounts or timing of future distributions as such distributions are subject to our earnings, financial condition, capital requirements and such other factors as our board of directors deems relevant.
At March 9, 2018, there were 31,653,426 common shares outstanding held by 373 persons of record.
See Item 12, "Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters" for information relating to securities authorized for issuance under our equity compensation plans.
In January 2018, we redeemed all shares of 8.50% Series A Cumulative Redeemable Preferred Stock, or Series A Preferred Stock, and 930,983 shares of 8.25% Series B Cumulative Redeemable Preferred Stock, or Series B Preferred Stock, following payment of the respective dividends for the period from October 31, 2017 to January 30, 2018. In February 2018, we announced the full redemption of our remaining outstanding shares of Series B Preferred Stock to occur on March 26, 2018.
Our Series A Preferred Stock was listed on the NYSE, and traded under the symbol "RSOPrA," through January 30, 2018. The Series A Preferred Stock was first issued in the second quarter of 2012. We have declared and paid the specified quarterly dividend per share of $0.531250. No shares of Series A Preferred Stock are currently outstanding.
Our Series B Preferred Stock is listed on the NYSE and traded under the symbol "RSOPrB." The Series B Preferred Stock was first issued in the third quarter of 2012. We have declared and paid the specified quarterly dividend per share of $0.515625. No dividends are currently in arrears on the Series B Preferred Stock.
Our 8.625% Fixed-to-Floating Series C Cumulative Redeemable Preferred Stock, or Series C Preferred Stock, is listed on the NYSE and trades under the symbol "RSOPrC." The Series C Preferred Stock was first issued in the second quarter of 2014. We have declared and paid the specified quarterly dividend per share of $0.539063. No dividends are currently in arrears on the Series C Preferred Stock.

(Back to Index)

(Back to Index)

Issuer Purchases of Equity Securities
In August 2015, our board of directors authorized a program to repurchase up to $50.0 million of our outstanding equity and debt securities. In March 2016, the board of directors approved a new securities repurchase program for up to $50.0 million of our outstanding securities, which replaced the August 2015 repurchase plan. During the year ended December 31, 2017, we did not repurchase any shares of our common or preferred stock through this program. At December 31, 2017, $44.9 million remains available in this repurchase plan.
Performance Graph
The following line graph presentation compares cumulative total shareholder returns on our common stock with the Russell 2000 Index and the FTSE NAREIT All REIT Index for the period from December 31, 2012 to December 31, 2017. The graph and table assume that $100 was invested in each of our common stock, the Russell 2000 Index and the FTSE NAREIT All REIT Index on December 31, 2012, and that all dividends were reinvested. This data as furnished by the Research Data Group.
*$100 invested on December 31, 2012 in stock or index, including reinvestment of dividends.
Fiscal year ending December 31,

(Back to Index)

(Back to Index)

ITEM 6 .	SELECTED FINANCIAL DATA

SELECTED CONSOLIDATED FINANCIAL INFORMATION OF
RESOURCE CAPITAL CORP AND SUBSIDIARIES
The following selected financial and operating information should be read in conjunction with Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations" and our financial statements, including the notes, included in Item 8, "Financial Statements and Supplementary Data" (in thousands, except share data):

	Years Ended December 31,
	2017	2016	2015	2014	2013
Consolidated Statements of Operations Data:
Net interest income	$41,661	$58,871	$65,388	$69,788	$56,308

Net income (loss) from continuing operations	$47,457	$(11,334)	$11,079	$59,585	$46,550

Per Share Data: (1)
Dividends declared per common share	$0.20	$1.31	$2.34	$3.20	$3.20

Net income (loss) per common share - basic:
Continuing operations	$0.64	$(1.10)	$(0.62)	$1.30	$1.32
Net income (loss) per common share - diluted:
Continuing operations	$0.64	$(1.10)	$(0.62)	$1.28	$1.31
Weighted average number of common shares outstanding - basic	30,836,400	30,539,369	32,280,319	32,007,766	29,619,668
Weighted average number of common shares outstanding - diluted	31,075,787	30,539,369	32,280,319	32,314,847	30,009,743

(1)	All per share amounts stated take into account the one-for-four reverse stock split effective on August 31, 2015 as though it were in full effect for all periods presented for comparison purposes.

	At December 31,
	2017	2016	2015	2014	2013
Consolidated Balance Sheets Data:
Total assets	$1,912,075	$2,053,543	$2,765,562	$2,728,679	$2,147,147

Borrowings	$1,163,485	$1,191,456	$1,621,713	$1,503,159	$1,305,183

Total Resource Capital Corp. stockholders' equity	$671,476	$704,299	$818,863	$935,523	$773,924

ITEM 7 .	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion should be read in conjunction with our financial statements and accompanying notes included in Item 8, "Financial Statements and Supplementary Data" of this annual report on Form 10-K.

(Back to Index)

(Back to Index)

Overview
We are a Maryland corporation and real estate investment trust ("REIT") that is primarily focused on originating, holding and managing commercial mortgage loans and commercial real estate-related debt investments. We are externally managed by Resource Capital Manager, Inc. (our "Manager"), which is an indirect wholly-owned subsidiary of C-III Capital Partners LLC ("C-III"), a leading commercial real estate ("CRE") investment management and services company engaged in a broad range of activities. C-III is the beneficial owner of shares of our common stock (2.4% of our outstanding shares at December 31, 2017).  Our Manager draws upon the management teams of C-III and its subsidiaries and its collective investment experience to provide its services.  Our objective is to provide our stockholders with total returns over time, including quarterly distributions and capital appreciation, while seeking to manage the risks associated with our investment strategies.  Historically, we have made other residential real estate and commercial finance investments.  We have financed a substantial portion of our portfolio investments through borrowing strategies seeking to match the maturities and repricing dates of our financings with the maturities and repricing dates of our investments, and we have sought to mitigate interest rate risk through derivative instruments.
We are organized and have elected to be taxed as a REIT for U.S. federal income tax purposes under Subchapter M of the Internal Revenue Code of 1986, as amended.  We also intend to operate our business in a manner that will permit us to remain excluded from registration as an investment company under the Investment Company Act of 1940.
In November 2016, we received approval from our board of directors to execute a strategic plan (the "Plan") to focus our strategy on CRE debt investments.  The Plan contemplates disposing of certain loans underwritten prior to 2010 ("Legacy CRE loans"), exiting non-core businesses and investments, including residential real estate and commercial finance assets (collectively, the "Identified Assets"), and establishing a dividend policy based on sustainable earnings.
We began the process of disposing of several ancillary businesses and investments as part of the Plan during the fourth quarter of 2016. The dispositions include our residential mortgage origination operations and our middle market lending segment, which currently holds syndicated corporate loans and an impaired middle market direct origination loan. We moved these segments to discontinued operations and also moved our life settlement contract investment as well as several Legacy CRE loans to held for sale classification in the fourth quarter of 2016 and recognized impairments to adjust the carrying value of these businesses and investments to their estimated fair market value. While we believe we have appropriately valued the assets in our investment portfolio, including those held for sale that remain at December 31, 2017, we cannot assure you that further impairments will not occur or that our assets will otherwise not be adversely affected by market conditions. In addition, we expect to incur transaction related general and administrative costs as we dispose of these non-core businesses and investments.
We began to implement the Plan during the fourth quarter of 2016. The following table delineates the disposable investments by business segment and details the current net book value of each included in the Plan (in millions):

	Identified Assets at Plan Inception	Impairments/Adjustments on Non-Monetized Assets (1)(2)	Impairments/Adjustments on Monetized Assets (1)	Monetized through December 31, 2017 (3)	Net Book Value at December 31, 2017 (3)
Discops and AHFS
Legacy CRE Loans (4)	$194.7	$(13.8)	$(11.7)	$(107.4)	$61.8
Middle Market Loans	73.8	(18.3)	0.3	(26.4)	29.4
Residential Mortgage Lending Segment (5)	56.6	(1.2)	(9.6)	(45.1)	0.7
Other AHFS	5.9	2.5	1.6	(3.4)	6.6
Subtotal - Discops and AHFS	$331.0	$(30.8)	$(19.4)	$(182.3)	$98.5
Investments in Unconsolidated Entities	$86.6	$(1.9)	$40.1	$(119.4)	5.4
Commercial Finance Assets (6)	62.5	(0.3)	0.4	(62.3)	0.3
Total	$480.1	$(33.0)	$21.1	$(364.0)	$104.2

(1)	Reflects adjustments as a result of the designation as assets held for sale or discontinued operations, which occurred during the third and fourth quarters of 2016 except as noted in (2) below.

(2)	The impairment adjustment to middle market loans includes $5.4 million of fair value adjustments that occurred prior to the inception of the Plan.

(3)	Investments in unconsolidated entities include a pro forma adjustment for a $5.1 million distribution from Pelium Capital, L.P. ("Pelium Capital") received in January 2018.

(4)
Legacy CRE Loans includes $118.2 million par value of loans at the inception of the Plan that were not reflected on the consolidated balance sheets until our investment in Resource Real Estate Funding CDO 2007-1, Ltd. ("RREF CDO 2007-1") was liquidated in November 2016.

(5)	Includes $1.1 million of cash and cash equivalents not classified as assets held for sale in the Residential Mortgage Lending segment at December 31, 2017.

(6)	Commercial Finance assets decreased by $2.3 million related to the reclassification of certain assets to other assets on the consolidated balance sheets.

(Back to Index)

(Back to Index)

We have deployed the incremental capital received primarily into our CRE lending business and commercial mortgage-backed security ("CMBS") investments. During 2017 and 2016, we originated 40 new CRE loans totaling $797.0 million. During the year ended December 31, 2017, we reinvested proceeds into CMBS with a face value of $212.0 million.These investments were initially financed in part through our CRE and CMBS term facilities and, in the case of CRE loans, through securitizations. As a result of the implementation of our Plan, coupled with available debt financing at December 31, 2017 of $358.0 million, we intend to grow our CRE lending operation in 2018.
We also took steps to reduce our cash cost of capital in 2017 and during the first quarter of 2018. In August 2017, we issued approximately $143.8 million of convertible notes with a 4.50% coupon and partially redeemed approximately $123.4 million convertible notes with coupons of 6.00% and 8.00%, respectively. In December 2017, we announced plans to redeem all of our 8.50% Series A Cumulative Redeemable Preferred Stock ("Series A Preferred Stock") and a portion of our 8.25% Series B Cumulative Redeemable Preferred Stock ("Series B Preferred Stock") for a combined redemption of $50.0 million in January 2018. After December 31, 2017, we announced plans to redeem the balance, for $115.3 million, of the Series B Preferred Stock which we plan to redeem in March 2018.  We expect to record a non-recurring charge on the balance of the Series B Preferred Stock redemption of approximately $7.5 million in the first quarter of 2018. These steps, once completed, will have significantly reduced our cash cost of capital in future periods.
We generate our income primarily from the spread between the revenues we receive from our assets and the cost to finance our ownership of those assets, from management of assets and from hedging interest rate risks.  Historically, we have generated revenues from the interest and fees earned on our CRE whole loans, CMBS, middle market loans, other asset-backed securities ("ABS") and structured note investments.  We also generated revenues from fees received for the management of externally originated syndicated corporate loans, from our residential mortgage origination business and from our investment in an equipment leasing business. Because the Plan focuses our investment strategy on CRE activities, we expect to complete the shift away from these ancillary businesses, which will terminate the fee income we receive from them as we dispose of those investments.
We use leverage to enhance our returns, and we have financed each of our different asset classes with different degrees of leverage.  The cost of borrowings to finance our investments is a significant part of our expenses.  Our net income depends on our ability to control these expenses relative to our revenue. We historically have financed our CRE loan portfolio with repurchase agreements as a short-term financing source and securitizations and, to a lesser extent, other term financing as long-term financing sources. We expect to continue to use these financing sources into the near term future. We use derivative financial instruments to hedge a portion of the interest rate risk associated with our borrowings, and to a lesser extent, to hedge the impact of changes in foreign currency spot rates on investments we have historically made that are denominated in foreign currencies. We generally seek to minimize interest rate risk and foreign currency risk with a strategy that is expected to result in the least amount of volatility under generally accepted accounting principles while still meeting our strategic economic objectives and maintaining adequate liquidity and flexibility. These hedging transactions may include interest rate swaps, collars, caps or floors, puts, calls, options and foreign currency exchange protection.
We typically target transitional floating-rate CRE loans between $20.0 million and $30.0 million. During the year ended December 31, 2017, we originated 28 new CRE loans with total commitments of $600.3 million, of which $528.9 million were funded during the year. Certain of these loans are financed through our CRE term facilities and a CRE securitization.  As a result of the dispositions contemplated by the Plan and the liquidity provided to date, coupled with available debt financing under our existing facilities of over $358.0 million at December 31, 2017, we intend to grow our CRE lending program, which will allow us to maintain a market presence and working relationships with our CRE borrowers.
As a result of the implementation of the Plan, the allocation of our equity at December 31, 2017 was allocated as 84% in core assets and 16% in non-core assets, of which we intend to substantially, if not entirely, dispose of in 2018.
Results of Operations
Our net income allocable to common shares for the year ended December 31, 2017 was $5.7 million, or $0.18 per share-basic ($0.18 per share-diluted), as compared to net loss allocable to common shares of $53.0 million, or $(1.73) per share-basic ( $(1.73) per share-diluted), for the year ended December 31, 2016 and net loss allocable to common shares of $13.9 million, or $(0.43) per share-basic ($(0.43) per share-diluted), for the year ended December 31, 2015.

(Back to Index)

(Back to Index)

Net Interest Income
The following table analyzes the change in interest income and interest expense for the comparative years ended December 31, 2017 and 2016 by changes in volume and changes in rates. The changes attributable to the combined changes in volume and rate have been allocated proportionately, based on absolute values, to the changes due to volume and changes due to rates (in thousands):

	Year Ended December 31, 2017 Compared to Year Ended December 31, 2016
		Due to Changes in
	Net Change	Volume	Rate
Increase (decrease) in interest income:
CRE whole loans	$3,039	$(4,694)	$7,733
Securities	(13,883)	(14,048)	165
Other	(2,456)	348	(2,804)
Total increase (decrease) in interest income	(13,300)	(18,394)	5,094

Increase (decrease) in interest expense:
Securitized borrowings:
RCC CRE Notes 2013	(1,909)	(1,909)	—
RCC 2014-CRE2 Senior Notes	(886)	(1,873)	987
RCC 2015-CRE3 Senior Notes	(44)	(1,901)	1,857
RCC 2015-CRE4 Senior Notes	(315)	(1,738)	1,423
RCC 2017-CRE5 Senior Notes	3,252	3,252	—
Unsecured Junior Subordinated Debentures	149	—	149
Convertible senior notes:
4.50% Convertible Senior Notes	3,539	3,539	—
6.00% Convertible Senior Notes	(1,268)	(1,268)	—
8.00% Convertible Senior Notes	(2,643)	(2,643)	—
CRE - Term Repurchase Facilities	2,327	355	1,972
CMBS - Term Repurchase Facilities	700	139	561
Trust Certificates - Term Repurchase Facilities	996	922	74
CMBS - Short Term Repurchase Agreements	—	—	—
Hedging	12	12	—
Total increase (decrease) in interest expense	3,910	(3,113)	7,023
Net increase (decrease) in net interest income	$(17,210)	$(15,281)	$(1,929)

(Back to Index)

(Back to Index)

The following table analyzes the change in interest income and interest expense for the comparative years ended December 31, 2016 and 2015 by changes in volume and changes in rates. The changes attributable to the combined changes in volume and rate have been allocated proportionately, based on absolute values, to the changes due to volume and changes due to rates (in thousands):

	Year Ended December 31, 2016 Compared to Year Ended December 31, 2015
		Due to Changes in
	Net Change	Volume	Rate
Increase (decrease) in interest income:
CRE whole loans	$(14,105)	$(18,710)	$4,605
Securities	4,052	3,047	1,005
Other	753	(13,494)	14,247
Total increase (decrease) in interest income	(9,300)	(29,157)	19,857

Increase (decrease) in interest expense:
Securitized borrowings:
RREF CDO 2006-1	(1,273)	(1,273)	—
RREF CDO 2007-1	(1,630)	(1,630)	—
RCC CRE Notes 2013	(3,706)	(4,528)	822
RCC 2014-CRE2 Senior Notes	(14)	(801)	787
RCC 2015-CRE3 Senior Notes	1,280	(150)	1,430
RCC 2015-CRE4 Senior Notes	3,685	1,873	1,812
Unsecured Junior Subordinated Debentures	(40)	—	(40)
Convertible senior notes:
6.00% Convertible Senior Notes	9	9	—
8.00% Convertible Senior Notes	337	337	—
CRE - Term Repurchase Facilities	5,590	4,510	1,080
CMBS - Term Repurchase Facilities	984	1,165	(181)
Trust Certificates - Term Repurchase Facilities	1,542	1,531	11
CMBS - Short Term Repurchase Agreements	(811)	(591)	(220)
Hedging	(5,979)	(5,979)	—
Syndicated corporate loans	(2,501)	(1,380)	(1,121)
RMBS	(111)	(111)	—
Securitized borrowings	(145)	(145)	—
Total increase (decrease) in interest expense	(2,783)	(7,163)	4,380
Net increase (decrease) in net interest income	$(6,517)	$(21,994)	$15,477

(Back to Index)

(Back to Index)

The following table presents the average net yield and average cost of funds for the years ended December 31, 2017, 2016 and 2015 (in thousands, except percentages):

	Year Ended December 31, 2017			Year Ended December 31, 2016			Year Ended December 31, 2015
	Average Balance	Interest Income (Expense)	Average Net Yield (Cost of Funds)	Average Balance	Interest Income (Expense)	Average Net Yield (Cost of Funds)	Average Balance	Interest Income (Expense)	Average Net Yield (Cost of Funds)
Interest-earning assets
CRE whole loans	$1,410,531	$88,268	6.26%	$1,429,925	$85,229	5.96%	$1,790,702	$99,334	5.49%
Securities	127,680	8,501	6.66%	226,803	22,384	9.90%	246,160	18,332	7.43%
Other	59,083	2,549	4.32%	40,220	5,005	12.41%	55,827	4,252	7.71%
Total interest income/average net yield	1,597,294	99,318	6.22%	1,696,948	112,618	6.64%	2,092,689	121,918	5.78%

Interest-bearing liabilities
Collateralized by:
CRE whole loans	758,269	32,268	4.26%	931,171	29,842	3.20%	1,051,816	26,178	2.49%
CMBS	83,760	2,433	2.91%	72,612	1,734	2.39%	78,591	1,292	1.64%
General corporate debt:
Unsecured Junior Subordinated Debentures	51,548	2,719	5.29%	51,548	2,571	4.97%	51,548	2,611	4.62%
4.50% Convertible Senior Notes	54,349	3,539	6.51%	—	—	—%	—	—	—%
6.00% Convertible Senior Notes	98,158	7,318	7.46%	115,000	8,585	7.47%	115,000	8,577	7.46%
8.00% Convertible Senior Notes	70,776	6,504	9.19%	100,000	9,146	9.15%	96,712	8,810	9.11%
Trust Certificates - Term Repurchase Facilities	41,367	2,746	6.64%	26,598	1,750	6.58%	3,061	208	6.79%
Hedging	13,569	130	0.96%	842	119	14.11%	111,698	6,097	5.38%
Syndicated corporate loans	—	—	—%	—	—	—%	227,200	2,501	1.09%
RMBS	—	—	—%	—	—	—%	6,285	111	1.74%
Securitized borrowings	—	—	—%	—	—	—%	5,060	145	2.90%
Total interest expense/ average cost of funds	1,171,796	57,657	4.98%	1,297,771	53,747	4.14%	1,746,971	56,530	4.02%
Total net interest income/average spread		$41,661	1.24%		$58,871	2.50%		$65,388	1.76%

(Back to Index)

(Back to Index)

Interest Income
The following tables set forth information relating to our interest income recognized for the years presented (in thousands, except percentages):

	Year Ended		Year Ended		Year Ended
	December 31, 2017		December 31, 2016		December 31, 2015
	Weighted Average		Weighted Average		Weighted Average
	Yield (1)	Balance	Yield (1)	Balance	Yield (1)	Balance
Interest income:
Interest income from loans:
CRE whole loans (2)	6.63%	$1,280,807	5.96%	$1,429,925	5.63%	$1,570,595
Legacy CRE loans held for sale	2.56%	$129,724	—%	$—	—%	$—
Syndicated corporate loans	—%	$—	—%	$—	4.50%	$220,107

Interest income from securities:
CMBS	6.29%	$122,845	5.12%	$90,346	5.68%	$183,626
ABS	18.84%	$3,826	13.17%	$134,655	14.62%	$49,529
Corporate bonds	—%	$—	—%	$—	5.14%	$2,455
RMBS	5.45%	$1,009	4.99%	$1,802	4.61%	$10,550

Preference payments on structured notes	10.75%	$10,957	15.14%	$24,802	12.09%	$29,889
Preference payments on trading securities	31.10%	$3,700	15.13%	$7,709	10.49%	$4,893

(1)	The weighted average yield includes net amortization/accretion and fee income in the calculation.

(2)	Includes $158.2 million of loans classified as assets held for sale on our consolidated balance sheets held during the year ended December 31, 2016.

(Back to Index)

(Back to Index)

The following tables summarize interest income for the years indicated (in thousands, except percentages):

Type of Investment	Weighted Average Coupon Interest	Unamortized (Discount) Premium	Net Amortization/Accretion	Interest Income	Fee Income (1)	Total
Year Ended December 31, 2017:
CRE whole loans	5.98%	$(7,014)	$(2)	$77,063	$7,833	$84,894
Legacy CRE loans held for sale	3.79%	$—	—	3,324	—	3,324
Syndicated corporate loans	—%	$—	—	50	—	50
Total interest income from loans			(2)	80,437	7,833	88,268
CMBS	4.80%	$(39,772)	800	6,925	—	7,725
ABS	4.88%	$—	—	721	—	721
RMBS	4.02%	$—	—	55	—	55
Total interest income from securities			800	7,701	—	8,501
Preference payments on structured notes	N/A	N/A	—	1,178	—	1,178
Preference payments on trading securities	N/A	N/A	—	1,151	—	1,151
Other	N/A	N/A	—	220	—	220
Total interest income - other			—	2,549	—	2,549
Total interest income			$798	$90,687	$7,833	$99,318

Year Ended December 31, 2016:
CRE whole loans	5.39%	$(5,819)	$(73)	$76,631	$7,886	$84,444
Legacy CRE loans held for sale	2.90%	$—	—	731	—	731
Syndicated corporate loans	—%	$—	—	48	6	54
Total interest income from loans			(73)	77,410	7,892	85,229
CMBS	5.22%	$(1,266)	(223)	4,846	—	4,623
ABS	4.08%	$—	9	17,683	—	17,692
RMBS	3.62%	$35	(1)	70	—	69
Total interest income from securities			(215)	22,599	—	22,384
Preference payments on structured notes	N/A	N/A	—	3,765	—	3,765
Preference payments on trading securities	N/A	N/A	—	1,170	—	1,170
Other	N/A	N/A	—	70	—	70
Total interest income - other			—	5,005	—	5,005
Total interest income			$(288)	$105,014	$7,892	$112,618

Year Ended December 31, 2015:
CRE whole loans	5.09%	$(9,939)	$53	$87,020	$2,375	$89,448
Syndicated corporate loans	3.76%	$(320)	650	8,777	459	9,886
Total interest income from loans			703	95,797	2,834	99,334
CMBS	5.21%	$(947)	1,288	9,467	—	10,755
ABS	13.41%	$(309)	730	6,359	—	7,089
RMBS	4.59%	$25	(38)	400	—	362
Corporate bonds	4.88%	$(33)	6	120	—	126
Total interest income from securities			1,986	16,346	—	18,332
Preference payments on structured notes	N/A	N/A	—	3,565	—	3,565
Preference payments on trading securities	N/A	N/A	—	513	—	513
Other	N/A	N/A	—	174	—	174
Total interest income - other			—	4,252	—	4,252
Total interest income			$2,689	$116,395	$2,834	$121,918

(1)	Fee income recognized as a component of interest income primarily comprises loan origination fees, loan exit fees and loan extension fees.

(Back to Index)

(Back to Index)

Year Ended December 31, 2017 as compared to Year Ended December 31, 2016

	Years Ended December 31,		Dollar Change	Percent Change
	2017	2016
Interest income from loans:
CRE whole loans	$84,894	$84,444	$450	1%
Legacy CRE loans held for sale	3,324	731	2,593	355%
Syndicated corporate loans	50	54	(4)	(7)%
Total interest income from loans	88,268	85,229	3,039	4%

Interest income from securities:
CMBS	7,725	4,623	3,102	67%
ABS	721	17,692	(16,971)	(96)%
RMBS	55	69	(14)	(20)%
Total interest income from securities	8,501	22,384	(13,883)	(62)%

Interest income - other:
Preference payments on structured notes	1,178	3,765	(2,587)	(69)%
Preference payments on trading securities	1,151	1,170	(19)	(2)%
Other	220	70	150	214%
Total interest income - other	2,549	5,005	(2,456)	(49)%
Total interest income	$99,318	$112,618	$(13,300)	(12)%
Aggregate interest income decreased by $13.3 million for the comparative years ended December 31, 2017 and 2016. We attribute this decrease to the following:
Interest Income from Loans
CRE Loans and Legacy CRE loans held for sale. Interest income on CRE loans and Legacy CRE loans held for sale increased, in total, by $3.0 million for the comparative years ended December 31, 2017 and 2016. The increase is primarily attributable to an increase in the one-month London Interbank Offered Rate ("LIBOR") for the comparative years.
CMBS. Interest income from CMBS increased by $3.1 million for the comparative years ended December 31, 2017 and 2016. This increase is primarily due to the acquisition of CMBS with total face values of $212.0 million during the year ended December 31, 2017.
ABS. Interest income from ABS decreased by $17.0 million for the comparative years ended December 31, 2017 and 2016. This decrease is primarily attributable to the liquidations of Resource Real Estate Funding CDO 2006-1, Ltd. ("RREF CDO 2006-1"), RREF CDO 2007-1 and Apidos Cinco CDO ("Apidos Cinco"), recorded as ABS during the year ended December 31, 2016, following deconsolidation in January 2016.
Interest Income - Other
Preference payments on structured notes. Preference payments on structured notes decreased by $2.6 million for the comparative years ended December 31, 2017 and 2016 due to the sales of our remaining investments in the Harvest CLOs, which were euro-denominated collateralized loan obligation ("CLO") investments backed by syndicated bank loans, during the year ended December 31, 2017.

(Back to Index)

(Back to Index)

Year Ended December 31, 2016 as compared to Year Ended December 31, 2015

	Years Ended December 31,		Dollar Change	Percent Change
	2016	2015
Interest income from loans:
CRE whole loans	$84,444	$89,448	$(5,004)	(6)%
Legacy CRE loans held for sale	731	—	731	100%
Syndicated corporate loans	54	9,886	(9,832)	(99)%
Total interest income from loans	85,229	99,334	(14,105)	(14)%

Interest income from securities:
CMBS	4,623	10,755	(6,132)	(57)%
ABS	17,692	7,089	10,603	150%
RMBS	69	362	(293)	(81)%
Corporate bonds	—	126	(126)	(100)%
Total interest income from securities	22,384	18,332	4,052	22%

Interest income - other:
Preference payments on structured notes	3,765	3,565	200	6%
Preference payments on trading securities	1,170	513	657	128%
Other	70	174	(104)	(60)%
Total interest income - other	5,005	4,252	753	18%
Total interest income	$112,618	$121,918	$(9,300)	(8)%
Aggregate interest income decreased by $9.3 million for the comparative years ended December 31, 2016 and 2015. We attribute this decrease to the following:
Interest Income from Loans
CRE whole loans. Interest income on CRE loans decreased by $5.0 million for the comparative years ended December 31, 2016 and 2015 due primarily to a decrease in the weighted average balance of loans from $1.6 billion to $1.4 billion. This decrease is due to the deconsolidation of RREF CDO 2006-1 and RREF CDO 2007-1 combined with net paydowns on the portfolio of $116.3 million during the year ended December 31, 2016. The decrease in interest income was partially offset by an increase in fee income from loans.
Syndicated corporate loans. Interest income on syndicated corporate loans decreased by $9.8 million for the comparative years ended December 31, 2016 and 2015. This decrease is attributable to the weighted average loan balance of our syndicated corporate loan portfolio decreasing from $220.1 million to zero during the year ended December 31, 2016. This decrease is primarily attributable to the liquidation of Apidos CDO III, Ltd. ("Apidos CDO III") in June 2015, and the deconsolidation of Apidos Cinco in January 2016, which was recorded in interest income from ABS during the year ended December 31, 2016.
Interest Income from Securities
CMBS. Interest income from CMBS decreased by $6.1 million for the comparative years ended December 31, 2016 and 2015. This decrease, and the decrease in the weighted average balance, are due to the deconsolidation RREF CDO 2006-1 and RREF CDO 2007-1 in January 2016 combined with paydowns of $35.8 million on the portfolio during the year ended December 31, 2016. These collateralized debt obligations ("CDOs") held a significant portfolio of CMBS reflected during the year ended December 31, 2015.
ABS. Interest income from ABS increased by $10.6 million for the comparative years ended December 31, 2016 and 2015. This increase is primarily attributable to the deconsolidation of RREF CDO 2006-1, RREF CDO 2007-1 and Apidos Cinco in January 2016 after which we retained ABS securities in each of RREF CDO 2006-1, RREF CDO 2007-1 and Apidos Cinco which contributed significantly to interest income ABS.

(Back to Index)

(Back to Index)

Interest Expense
The following tables set forth information relating to our interest expense incurred for the years presented, by asset class (in thousands, except percentages):

	Year Ended		Year Ended		Year Ended
	December 31, 2017		December 31, 2016		December 31, 2015
	Weighted Average		Weighted Average		Weighted Average
	Cost of Funds	Balance	Cost of Funds	Balance	Cost of Funds	Balance
Interest expense:
CRE whole loans	4.26%	$758,269	3.20%	$931,171	2.49%	$1,051,816
Convertible senior notes	7.78%	$223,283	8.25%	$215,000	8.24%	$211,712
CMBS	2.91%	$83,760	2.39%	$72,612	1.64%	$78,591
Unsecured junior subordinated debentures / Other	5.29%	$51,548	4.97%	$51,548	4.62%	$51,548
Trust certificates	6.64%	$41,367	6.58%	$26,598	6.79%	$3,061
Hedging	0.96%	$13,569	14.11%	$842	5.38%	$111,698
Syndicated corporate loans	—%	$—	—%	$—	1.09%	$227,200
RMBS	—%	$—	—%	$—	1.74%	$6,285
Securitized borrowings	—%	$—	—%	$—	2.90%	$5,060

Type of Security	Coupon Interest	Unamortized Deferred Debt Expense	Net Amortization	Interest Expense	Total
Year Ended December 31, 2017:
CRE whole loans	3.14%	$5,309	$7,825	$24,443	$32,268
Convertible senior notes	6.27%	$18,020	3,350	14,011	17,361
CMBS	2.89%	$—	16	2,417	2,433
Unsecured junior subordinated debentures / Other	5.15%	$—	—	2,719	2,719
Trust certificates	6.28%	$570	196	2,550	2,746
Hedging	0.42%	$—	—	130	130
Total interest expense			$11,387	$46,270	$57,657

Year Ended December 31, 2016:
CRE whole loans	2.44%	$9,102	$5,534	$24,308	$29,842
Convertible senior notes	6.93%	$6,703	2,832	14,899	17,731
CMBS	2.31%	$16	25	1,709	1,734
Unsecured junior subordinated debentures / Other	4.63%	$—	135	2,436	2,571
Trust certificates	5.98%	$282	133	1,617	1,750
Hedging	2.35%	$—	—	119	119
Total interest expense			$8,659	$45,088	$53,747

Year Ended December 31, 2015:
CRE whole loans	1.94%	$12,698	$5,297	$20,881	$26,178
Convertible senior notes	6.91%	$9,516	2,775	14,612	17,387
CMBS	1.58%	$2	1	1,291	1,292
Unsecured junior subordinated debentures / Other	4.23%	$135	208	2,403	2,611
Trust certificates	5.76%	$415	34	174	208
Hedging	5.13%	$—	—	6,097	6,097
Syndicated corporate loans	0.98%	$—	201	2,300	2,501
RMBS	1.17%	$—	36	75	111
Securitized borrowings	—%	$—	—	145	145
Total interest expense			$8,552	$47,978	$56,530

(Back to Index)

(Back to Index)

Year Ended December 31, 2017 as compared to Year Ended December 31, 2016

	Years Ended December 31,		Dollar Change	Percent Change
	2017	2016
Interest expense:
CRE whole loans	$32,268	$29,842	$2,426	8%
Convertible senior notes	17,361	17,731	(370)	(2)%
CMBS	2,433	1,734	699	40%
Unsecured junior subordinated debentures / Other	2,719	2,571	148	6%
Trust certificates	2,746	1,750	996	57%
Hedging	130	119	11	9%
Total interest expense	$57,657	$53,747	$3,910	7%
Aggregate interest expense increased by $3.9 million for the comparative years ended December 31, 2017 and 2016. We attribute the change to the following:
CRE whole loans. The increase in interest expense of $2.4 million for the comparative years ended December 31, 2017 and 2016 was related to an increase in the cost of funds, primarily due to an increase in one-month LIBOR, despite a decline in the weighted average balance over the year ended December 31, 2017 in comparison with the year ended December 31, 2016. The balance declined in connection with the liquidations of the Resource Capital Corp. CRE Notes 2013, Ltd. ("RCC CRE Notes 2013") in December 2016 and Resource Capital Corp. 2014-CRE2, Ltd. ("RCC 2014-CRE2") in August 2017, offset by the closing of Resource Capital Corp. 2017-CRE5, Ltd. ("RCC 2017-CRE5") in July 2017.
CMBS. Interest expense on CMBS increased by $699,000 for the comparative years ended December 31, 2017 and 2016 due to the increased borrowings on our CMBS short-term repurchase agreements, resulting from significant acquisitions in our CMBS portfolio utilizing proceeds from the monetization of Plan assets.
Trust certificates. The increase in interest expense from trust certificates of $996,000 for the comparative years ended December 31, 2017 and 2016 was primarily related to the execution of a new trust certificate repurchase agreement with RSO Repo SPE Trust 2017 in September 2017.
Year Ended December 31, 2016 as compared to Year Ended December 31, 2015

	Years Ended December 31,		Dollar Change	Percent Change
	2016	2015
Interest expense:
CRE whole loans	$29,842	$26,178	$3,664	14%
Convertible senior notes	17,731	17,387	344	2%
CMBS	1,734	1,292	442	34%
Unsecured junior subordinated debentures / Other	2,571	2,611	(40)	(2)%
Trust certificates	1,750	208	1,542	741%
Hedging	119	6,097	(5,978)	(98)%
Syndicated corporate loans	—	2,501	(2,501)	(100)%
RMBS	—	111	(111)	(100)%
Securitized borrowings	—	145	(145)	(100)%
Total interest expense	$53,747	$56,530	$(2,783)	(5)%
Aggregate interest expense decreased by $2.8 million for the comparative years ended December 31, 2016 and 2015. We attribute this decrease to the following:

(Back to Index)

(Back to Index)

CRE whole loans. Interest expense on CRE whole loans increased by $3.7 million for the comparative years ended December 31, 2016 and 2015. This increase was primarily related to increased borrowings under our Wells Fargo Bank, N.A. ("Wells Fargo") repurchase facility ("2012 Facility") and Morgan Stanley Bank, N.A. ("Morgan Stanley") repurchase facility ("Morgan Stanley Facility") and a full year in 2016, in comparison with a partial year in 2015, of interest expense recorded for Resource Capital Corp. 2015-CRE3, Ltd. ("RCC 2015-CRE3"), which closed in February 2015, and Resource Capital Corp. 2015-CRE4, Ltd. ("RCC 2015-CRE4"), which closed in August 2015. Interest expense for 2016 also included an acceleration of deferred debt issuance costs related to paydowns of senior notes in RCC CRE Notes 2013, RCC 2014-CRE2, RCC 2015-CRE3 and RCC 2015-CRE4.
Trust certificates. The increase in interest expense on trust certificates of $1.5 million for the comparative years ended December 31, 2016 and 2015 was due to a new repurchase agreement entered into with RSO Repo SPE Trust 2015 in November 2015.
Hedging. The decrease in interest expense on our interest rate swaps of $6.0 million for the comparative years ended December 31, 2016 and 2015 was due to the deconsolidation of RREF CDO 2006-1 and RREF CDO 2007-1 and the removal and subsequent termination of interest rate swaps associated with those CDOs.
Syndicated corporate loans. The decrease in interest expense on syndicated corporate loans of $2.5 million for the comparative years ended December 31, 2016 and 2015 was due to the deconsolidation of Apidos Cinco, our last remaining syndicated corporate loan CLO, in January 2016.
Other Revenue
Year Ended December 31, 2017 as compared to Year Ended December 31, 2016
Other revenue decreased by $1.8 million for the comparative years ended December 31, 2017 and 2016 primarily due to a $1.3 million decrease in fee income resulting from the liquidation of the remaining CLO management contracts held at Resource Capital Asset Management ("RCAM"), including one and two management contracts during the years ended December 31, 2017 and 2016, respectively. Additionally, the decrease in other revenue was driven by a $695,000 decrease in fee income resulting from a contracted step down in our management fee rebates resulting from the sale of three of our investments in the Harvest CLOs. The decrease in other revenue was offset by a $215,000 increase in dividend income, primarily due to the reversal of $207,000 of accrued dividend income that was believed to be uncollectible during the year ended December 31, 2016.
Year Ended December 31, 2016 as compared to Year Ended December 31, 2015
Other revenue decreased by $1.1 million for the comparative years ended December 31, 2016 and 2015 primarily due to a $1.1 million decrease in fee income resulting from the liquidation of two RCAM CLO management contracts during the year ended December 31, 2016.
Operating Expenses
Year Ended December 31, 2017 as compared to the Year Ended December 31, 2016
The following table sets forth information relating to our operating expenses for the years presented (in thousands, except percentages):

	Years Ended December 31,		Dollar Change	Percent Change
	2017	2016
Operating expenses:
General and administrative	$15,846	$15,197	$649	4%
Management fees - related party	13,117	12,991	126	1%
Equity compensation - related party	2,738	3,025	(287)	(9)%
Provision for loan and lease losses, net	1,772	17,765	(15,993)	(90)%
Impairment losses	177	26,470	(26,293)	(99)%
Depreciation and amortization	139	1,566	(1,427)	(91)%
Total operating expenses	$33,789	$77,014	$(43,225)	(56)%

(Back to Index)

(Back to Index)

General and administrative. General and administrative expense increased by $649,000 for the comparative years ended December 31, 2017 and 2016. The following table summarizes the information relating to our general and administrative expenses for the years presented (in thousands, except percentages):

	Years Ended December 31,		Dollar Change	Percent Change
	2017	2016
General and administrative
Professional services (1)(2)	$7,011	$4,865	$2,146	44%
Wages and benefits	3,611	4,570	(959)	(21)%
Operating expenses	1,287	1,535	(248)	(16)%
Dues and subscriptions	954	1,211	(257)	(21)%
D&O insurance	1,039	848	191	23%
Director fees	991	885	106	12%
Rent and utilities	544	564	(20)	(4)%
Travel	366	456	(90)	(20)%
Tax penalties, interest & franchise tax	43	263	(220)	(84)%
Total general and administrative	$15,846	$15,197	$649	4%

(1)
Professional services for the year ended December 31, 2016 include $563,000 of expenses related to the restructuring of our taxable REIT subsidiaries ("TRS") and related tax preparation work performed.

(2)
Professional services for the year ended December 31, 2016 include $850,000 of legal expenses related to the modification of one of our Legacy CRE loans. This loan is classified as held for sale December 31, 2016 and paid off in June 2017.

The increase in general and administrative expenses for the year ended December 31, 2017 is primarily attributable to an increase in professional services due to the establishment of a general litigation reserve of $2.2 million for the year ended December 31, 2017, offset by a decrease in wages and benefits, operating expenses and dues and subscriptions primarily attributable to the management of expenses.
Management fees - related party. Management fee - related party increased by $126,000 for the comparative years ended December 31, 2017 and 2016. We recorded an incentive management fee to our manager of $2.2 million, primarily attributable to the $41.1 million gain we recognized in connection with proceeds received on the sale of LEAF Commercial Capital, Inc. ("LCC") to a third party. This increase was offset by a decrease of $1.7 million in our base management fee as a result of a reduction in our net equity from the repurchase of 8.3% of our outstanding common stock during the year ended 2016 and net losses arising from the disposition of underperforming businesses and non-core asset classes in conjunction with the execution of the Plan. Additionally, our management fee paid in connection with the management of our life-settlement contract business decreased from $550,000 to $250,000 for the year ended December 31, 2017.
Provision for loan and lease losses, net. Provision for loan and lease losses, net decreased by $16.0 million for the comparative years ended December 31, 2017 and 2016. The following table summarizes information relating to our loan and lease losses for the years presented (in thousands, except percentages):

	Years Ended December 31,		Dollar Change	Percent Change
	2017	2016
Provision for loan and lease losses, net
CRE whole loans	$1,499	$18,167	$(16,668)	(92)%
Syndicated corporate loans	3	(402)	405	101%
Direct financing leases	270	—	270	100%
Total provision for loan and lease losses, net	$1,772	$17,765	$(15,993)	(90)%

(Back to Index)

(Back to Index)

CRE whole loans. The CRE whole loans provision decreased by $16.7 million for the comparative years ended December 31, 2017 and 2016. We recognized a net $1.5 million general reserve during the year ended December 31, 2017 as a result of an increase in the value of loans assigned to risk rating category 3 (see Note 7 in Item 8, "Financial Statements and Supplementary Data" for a discussion of our credit quality indicators). The CRE whole loans provision of $18.2 million recorded during the year ended December 31, 2016 related entirely to specific reserves taken on eight Legacy CRE loans identified and subsequently classified as held for sale as a result of the implementation of the Plan and one CRE loan held for investment deemed impaired that remained in our CRE loan portfolio at December 31, 2017.
Syndicated corporate loans. During the year ended December 31, 2017, we recorded a $3,000 provision against our syndicated corporate loans. During the year ended December 31, 2016, we recorded a net recovery of $402,000 resulting from the write-off of unsettled positions that remained at the time of liquidation, offset by the partial recovery of a provision previously taken on a liquidated syndicated corporate loan CLO. At December 31, 2017, syndicated corporate loans had a carrying value of $13,000.
Direct financing leases. During the year ended December 31, 2017, we recorded a $270,000 provision against the value of our direct financing lease portfolio due to delinquent leases. During the year ended December 31, 2016, there was no provision recorded against the value of our direct financing lease portfolio. At December 31, 2017, direct financing leases had a carrying value of $151,000.
Impairment losses. Impairment losses decreased by $26.3 million for the comparative years ended December 31, 2017 and 2016. The decrease primarily related to an other-than-temporary impairment of $19.9 million on RREF CDO 2007-1 recorded during the year ended December 31, 2016. In addition, impairment losses of $3.7 million were recognized as a result of the reduction of the actual and expected revenue-earning useful lives of two RCAM-managed CLOs: Shasta CLO and San Gabriel CLO, during the year ended December 31, 2016. The Shasta CLO was called in October 2016 and the San Gabriel CLO was called in February 2017. Additionally at December 31, 2016, we fully charged off one trading security with a cost basis of $1.8 million. An impairment loss of $177,000 was recorded during the year ended December 31, 2017 on our final RCAM CLO management contract intangible due to the related investment vehicle being called prior to its expected maturity.
Depreciation and amortization. Depreciation and amortization decreased by $1.4 million for the comparative years ended December 31, 2017 and 2016. This decrease was primarily due to two RCAM-managed CLOs being called in January 2016 and October 2016, resulting in termination of amortization and accretion of the associated intangible assets.
Year Ended December 31, 2016 as compared to the Year Ended December 31, 2015
The following table sets forth information relating to our operating expenses for the years presented (in thousands, except percentages):

	Years Ended December 31,		Dollar Change	Percent Change
	2016	2015
Operating expenses:
General and administrative	$15,197	$16,346	$(1,149)	(7)%
Management fees - related party	12,991	13,306	(315)	(2)%
Equity compensation - related party	3,025	2,420	605	25%
Provision for loan and lease losses, net	17,765	41,088	(23,323)	(57)%
Impairment losses	26,470	372	26,098	7,016%
Depreciation and amortization	1,566	4,245	(2,679)	(63)%
Total operating expenses	$77,014	$77,777	$(763)	(1)%

(Back to Index)

(Back to Index)

General and administrative. General and administrative expense decreased by $1.1 million for the comparative years ended December 31, 2016 and 2015. Certain general and administrative expenses incurred in 2016 and 2015 relate to assets that are deemed to be non-core under the Plan. The following table summarizes the information relating to our general and administrative expenses for the years presented (in thousands, except percentages):

	Years Ended December 31,		Dollar Change	Percent Change
	2016	2015
General and administrative
Professional services (1)(2)	$4,865	$5,017	$(152)	(3)%
Wages and benefits	4,570	4,263	307	7%
Operating expenses	1,535	1,825	(290)	(16)%
Dues and subscriptions	1,211	1,736	(525)	(30)%
D&O insurance	848	847	1	—%
Director fees	885	811	74	9%
Rent and utilities	564	559	5	1%
Travel	456	711	(255)	(36)%
Tax penalties, interest & franchise tax	263	577	(314)	(54)%
Total general and administrative	$15,197	$16,346	$(1,149)	(7)%

(1)	For the year ended December 31, 2016, professional services include $563,000 of expenses related to the restructuring of our TRSs and related tax preparation work performed.

(2)
Professional services for the year ended December 31, 2016 and 2015 include $850,000 and $539,000, respectively, of legal expenses related to the modification of one of our Legacy CRE loans. This loan was classified as held for sale at December 31, 2016 and paid off in June 2017.

The decrease in general and administrative expenses was related to the deconsolidation of RCM Global, LLC ("RCM Global"), Pelium Capital, Apidos Cinco, RREF CDO 2006-1 and RREF CDO 2007-1 in January 2016 due to the adoption of the new consolidation guidance. Prior to deconsolidation, each of the three CDOs and Pelium Capital recorded an average of $50,000 and $75,000, respectively, per quarter for general and administrative expenses related to dues and subscriptions, professional services and operating expenses, which are no longer recorded in general and administrative expenses. In addition, there was a decrease of $314,000 of tax penalties, interest and franchise tax year over year as a result of federal and state tax penalties included in 2015 due to the late payment of certain 2013 tax liabilities. There was also a decrease of $255,000 due to a decline in travel related expenses offset by an increase of $307,000 in wages and benefits reimbursed to our Manager.
Management fees - related party. Management fees - related party decreased by $315,000 for the comparative years ended December 31, 2016 and 2015 due to decreased stockholders' equity, a component in the formula by which base management fees were calculated under the Second Amended and Restated Management Agreement, primarily as a result of our repurchase of 8.3% of our outstanding common shares and quarterly distributions in excess of earnings. This expense represents compensation to our Manager.
Included in management fees - related party is an oversight management fee which is a fee paid quarterly to Resource America, Inc. ("Resource America") for reimbursement of additional costs incurred related to our life care business. The oversight management fee was $550,000 for each of the years ended December 31, 2016 and 2015.
Equity compensation - related party. Equity compensation - related party increased by $605,000 for the comparative years ended December 31, 2016 and 2015. The increase in equity compensation expense was primarily attributable to additional amortization of $691,000 related to the acceleration of vesting of shares held by terminated executives, as a result of C-III's acquisition of Resource America. This expense included the vesting of 549,911 shares of restricted stock and was offset by a decrease in our stock price during the period.

(Back to Index)

(Back to Index)

Provision for loan and lease losses, net. Our provision for loan and lease losses, net decreased by $23.3 million for the comparative years ended December 31, 2016 and 2015. The following table summarizes information relating to our loan losses for the years presented (in thousands, except percentages):

	Years Ended December 31,		Dollar Change	Percent Change
	2016	2015
Provision for loan and lease losses, net
CRE loans	$18,167	$37,736	$(19,569)	(52)%
Syndicated corporate loans	(402)	2,887	(3,289)	(114)%
Direct financing leases	—	465	(465)	(100)%
Total provision for loan and lease losses, net	$17,765	$41,088	$(23,323)	(57)%
CRE loans. The CRE loans provision decreased by $19.6 million for the comparative years ended December 31, 2016 and 2015. During the three months ended September 30, 2016, we recorded specific provisions of $6.1 million and $2.0 million against two loans with carrying values of $27.5 million and $2.0 million, respectively. As part of our ongoing monitoring, we obtained appraisals on six CRE loans from third party vendors. The two loans against which we took provisions on were valued below their previously stated cost bases. One loan, a hotel located in Studio City, CA, utilized an updated appraisal as the determinant of value, after previously being under contract for sale. The loan had a maturity date of February 2017, which triggered an appraisal on an 'as-is' basis to determine its current value, resulting in a specific reserve of $6.1 million on the mezzanine tranches of the loan. The loan paid off in July 2017. The second loan, a hotel located in Tucson, Arizona, utilized an appraisal, after previously utilizing a broker quote that supported the value at December 31, 2015, which returned an 'as-stabilized' value below our cost basis and, as a result, the mezzanine tranche of $2.0 million was fully reserved. The senior tranche of the loan is held in RREF CDO 2007-1. The provisions recorded against the loans reflect the estimated recoverable values.
As part of the Plan, eight non-performing Legacy CRE loans were identified and transferred to loans held for sale. Two of these loans were written down to the lower of cost or market value by recording a provision for loan losses of $7.7 million during the three months ended December 31, 2016. In addition, we recorded a specific provision of $2.5 million on another CRE loan that is currently held for investment, which was valued based on an appraisal of the property securing the loan. Since the borrower did not qualify for an extension of its loan and its maturity was within one year, we were required to the use of the 'as-is' value of the loan in evaluating impairment.
During the second quarter of 2015, we recorded a provision for loan losses on a subordinated mezzanine loan position that was acquired in 2007. The outstanding loan balance of $38.1 million was fully reserved and associated accrued interest of $3.0 million was reversed against interest income, for a total charge to operations of $41.1 million. The loan was originally supported by a portfolio of 13 hotel properties, most of which were luxury brand hotels. As of June 2015, three hotel properties remained, all of which were located in or near San Juan, Puerto Rico. As a result of economic and credit disruptions in Puerto Rico, we determined that the loan was impaired and required a full reserve as of June 2015.
Syndicated corporate loans. The syndicated corporate loan provision decreased by $3.3 million for the comparative years ended December 31, 2016 and 2015. The decrease was the result of the liquidation of Apidos CDO III in June 2015 and the deconsolidation of Apidos Cinco on January 1, 2016. The recovery on the syndicated corporate loans recorded in 2016 was due to the receipt of a cash payment on a position that was previously written-off at the time of liquidation.
Direct financing leases. During the year ended December 31, 2016, there was no provision recorded against the value of our direct financing leases as compared to a recorded provision of $465,000 during the year ended December 31, 2015.
Impairment losses. Impairment losses increased $26.1 million for the comparative years ended December 31, 2016 and 2015. We obtained third-party appraisals of the underlying properties on the remaining Legacy CRE loans in RREF CDO 2007-1. As a result, two of the loans were determined to have cost basis in excess of their updated cash flows, resulting in an aggregate impairment charge of $19.9 million during the year ended December 31, 2016. In addition, impairment losses of $3.7 million were recognized as a result of the reduction of the actual and expected revenue-earning useful lives of two RCAM managed CLOs: Shasta CLO and San Gabriel CLO. The Shasta CLO was called on October 20, 2016 and the San Gabriel CLO was called in early 2017.
Depreciation and amortization. Depreciation and amortization decreased by $2.7 million for the comparative years ended December 31, 2016 and 2015. This decrease was primarily due to the termination and acceleration of amortization of the underlying intangible assets two RCAM-managed CLOs called in January 2016 and October 2016.

(Back to Index)

(Back to Index)

Other Income (Expense)
Year Ended December 31, 2017 as compared to Year Ended December 31, 2016
The following table sets forth information relating to our other income (expense) for the years presented (in thousands, except percentages):

	Years Ended December 31,		Dollar Change	Percent Change
	2017	2016
Other Income (Expense):
Equity in earnings of unconsolidated entities	$39,545	$5,973	$33,572	562%
Net realized and unrealized gain on investment securities available-for-sale and loans and derivatives	18,334	4,066	14,268	351%
Net realized and unrealized (loss) gain on investment securities, trading	(954)	2,398	(3,352)	(140)%
Fair value adjustments on financial assets held for sale	(1,831)	—	(1,831)	(100)%
Loss on extinguishment/reissuance of debt	(10,365)	—	(10,365)	(100)%
Other (expense) income	(579)	1,555	(2,134)	(137)%
Total other income	$44,150	$13,992	$30,158	216%
Equity in earnings of unconsolidated entities. Equity in earnings of unconsolidated subsidiaries increased by $33.6 million for the comparative years ended December 31, 2017 and 2016. This increase is primarily due to a realized gain of $41.1 million recognized on the sale of LCC in July 2017. This increase is offset by a net loss of $345,000 on the disposition of our investment in Pearlmark Mezzanine Reality Partners IV, L.P. ("Pearlmark Mezz"), as well as other decreases in earnings from disposals of assets and partial redemptions of our investments in unconsolidated entities.
Net realized and unrealized gain on investment securities available-for-sale and loans and derivatives. Net realized and unrealized gains on investment securities available-for-sale and loans and derivatives increased by $14.3 million for the comparative years ended December 31, 2017 and 2016. This increase in earnings is attributable to realized gains of $12.5 million recognized on repayments in excess of carrying values on two Legacy CRE loans and net realized gains of $2.0 million from sales of 13 investment securities available-for-sale. These increases in earnings are offset by gains totaling $2.9 million during the year ended December 31, 2016 related to the liquidation of RREF CDO 2006-1 and RREF CDO 2007-1.
Net realized and unrealized (loss) gain on investment securities, trading. Net realized and unrealized (loss) gain on investment securities, trading decreased by $3.4 million for the comparative years ended December 31, 2017 and 2016. This decrease is primarily attributable to the receipt of a $4.1 million principal payment on one trading security, previously incorporated in that security's December 31, 2016 fair value, in January 2017. Consequently, the trading security's fair value declined following the payment.
Fair value adjustments on financial assets held for sale. A charge of $1.8 million was recorded for the year ended December 31, 2017 primarily attributable to charges of $1.9 million, which include protective advances made of $442,000, to write down a Legacy CRE loan held for sale to its adjusted appraised value.
Loss on extinguishment/reissuance of debt. A loss of $10.4 million was recorded for the year ended December 31, 2017 related to the extinguishment of $44.5 million of the 6.00% convertible senior notes due 2018 (the "6.00% Convertible Senior Notes") and $78.8 million of the 8.00% convertible senior notes due 2020 (the "8.00% Convertible Senior Notes").
Other (expense) income. Other (expense) income decreased by $2.1 million for the comparative years ended December 31, 2017 and 2016. This decrease in earnings is due to a reserve of $703,000 related to the Pearlmark Mezz indemnification. During the year ended December 31, 2016, we received a consent fee of $1.5 million from Resource America at the closing of the acquisition by C-III.

(Back to Index)

(Back to Index)

Year Ended December 31, 2016 as compared to Year Ended December 31, 2015
The following table sets forth information relating to our other income (expense) incurred for the years presented (in thousands, except percentages):

	Years Ended December 31,		Dollar Change	Percent Change
	2016	2015
Other Income (Expense):
Equity in earnings of unconsolidated entities	$5,973	$2,388	$3,585	150%
Net realized and unrealized gain on investment securities available-for-sale and loans and derivatives	4,066	18,459	(14,393)	(78)%
Net realized and unrealized (loss) gain on investment securities, trading	2,398	(547)	2,945	(538)%
Unrealized gain and net interest income on linked transactions, net	—	235	(235)	(100)%
Loss on extinguishment/reissuance of debt	—	(1,403)	1,403	100%
Other (expense) income	1,555	759	796	105%
Total other income	$13,992	$19,891	$(5,899)	(30)%
Equity in earnings of unconsolidated entities. Equity in earnings of unconsolidated subsidiaries increased by $3.6 million for the comparative years ended December 31, 2016 and 2015. An increase in earnings of approximately $4.0 million was primarily related to two of our previously consolidated variable interest entities ("VIEs"), RCM Global and Pelium Capital, which were accounted for as equity method investments due to the adoption in January 2016 of new consolidation guidance. We also recognized an increase in earnings from our equity investment in Pearlmark Mezz for the year ended December 31, 2016 of $1.4 million. We did not begin recognizing income from this investment until the fourth quarter of 2015. This was offset by a decrease in income from our investment in LCC of $2.2 million, which includes our allocable share of earnings or losses assuming a hypothetical liquidation at book value method ("HLBV") of the investment at its net book value. Under the HLBV method, the allocable share of earnings is based on how the cash would be distributed if it were to liquidate its assets and liabilities at the end of the period.
Net realized and unrealized gain on investment securities available-for-sale and loans and derivatives. Net realized and unrealized gains on investment securities available-for-sale and loans and derivatives decreased by $14.4 million for the comparative years ended December 31, 2016 and 2015. The decrease in gains are primarily attributable to $8.5 million of realized gains during the year ended December 31, 2015 related to sale and settlement of certain securities in the RCM Global portfolio. We had no such gains during the year ended December 31, 2016. In addition, the RCM Global portfolio was deconsolidated effective January 2016 and, as a result, it is now accounted for as an equity method investment. There was also a decrease in net realized and unrealized gains on foreign exchange transactions from the settlement of related derivative contracts.
Net realized and unrealized (loss) gain on investment securities, trading. Net realized and unrealized (loss) gain on investment securities, trading increased by $2.9 million for the comparative years ended December 31, 2016 and 2015. The 2016 activity is primarily related to an increase in the fair market value of our trading portfolio at December 31, 2016 compared to December 31, 2015. The 2015 activity included unrealized and realized losses recognized on trading securities owned by Pelium Capital, which was deconsolidated effective January 2016 and, as a result, is accounted for as an equity method investment.
Loss on extinguishment/reissuance of debt. Loss on reissuance of debt was $1.4 million for the year ended December 31, 2015. In 2015, we reissued previously repurchased senior and junior notes of our consolidated VIEs in the open market. These senior and junior notes were originally repurchased at discounts to par and represented an opportunity to provide us strategic financing at beneficial rates upon reissuance. At the date these notes were repurchased, a gain, representing the difference between the repurchase price and the par value of the note, was recognized. As the same notes are reissued at a price less than par, an unrealized loss equal to the difference between the reissued price and the par value of the notes is recognized during the year ended December 31, 2015.
Other income (expense). Other income increased by $796,000 for the comparative years ended December 31, 2016 and 2015. This increase in income is attributable to a consent fee paid to us by Resource America in connection with its acquisition by C-III in September 2016 in exchange for us waiving our right under the management agreement to terminate the agreement as a result of a change in control of our Manager.

(Back to Index)

(Back to Index)

Net Income (Loss) From Discontinued Operations, Net of Tax
In November 2016, the board of directors approved the Plan that would allow us to focus on making CRE debt investments and disposing of certain underperforming Legacy CRE loans, exiting underperforming non-core asset classes and investments and establishing a dividend policy based on sustainable earnings. We met all of the criteria to classify the operating results of the residential mortgage and middle market lending segments as discontinued operations and exclude them from continuing operations for all periods presented. In addition, we transferred the assets and liabilities of Life Care Funding, LLC and Legacy CRE loans to held for sale in the fourth quarter of 2016.

In June 2017, we sold our residential mortgage lending pipeline and certain other assets and liabilities, including trademarks, domain names, intellectual property and certain fixed assets. Additional consideration may be earned subject to a contractual earn out provision based on future loan production, which will be payable over an eighteen to twenty-two month period. The sale generated cash proceeds of $2.6 million, which included a nonrefundable earn out advance of $650,000. Following the sale, additional nonrefundable earn outs of $350,000 were received as of December 31, 2017. The collective book value of the assets sold was $1.6 million.

We sold all of the remaining mortgage servicing rights ("MSR") portfolio, generating proceeds of $19.1 million and a realized loss of $1.2 million. We retain residential mortgage loans held for sale, which we expect to liquidate in 2018.

(Back to Index)

(Back to Index)

The following table summarizes the operating results of the residential mortgage and middle market lending segments discontinued operations as reported separately as income (loss) from discontinued operations, net of tax for the years ended December 31, 2017, 2016 and 2015 (in thousands):

	Years Ended December 31,
	2017	2016	2015
REVENUES
Interest income:
Loans	$3,319	$25,325	$31,248
Other	107	50	7
Total interest income	3,426	25,375	31,255
Interest expense	—	6,181	5,785
Net interest income	3,426	19,194	25,470
Gain (loss) on sale of residential mortgage loans	2,833	19,061	13,675
Fee income	3,507	1,221	2,617
Total revenues	9,766	39,476	41,762
OPERATING EXPENSES
Equity compensation expense - related party	433	939	725
General and administrative	23,717	30,570	25,349
Depreciation and amortization	—	563	613
Provision for loan loss	—	12,989	8,801
Total operating expenses	24,150	45,061	35,488

	(14,384)	(5,585)	6,274
OTHER INCOME (EXPENSE)
Net realized and unrealized gain (loss) on investment securities available-for-sale and loans	145	(11,850)	221
Fair value adjustments on financial assets held for sale	123	—	—
Total other income (expense)	268	(11,850)	221

(LOSS) INCOME FROM DISCONTINUED OPERATIONS BEFORE TAXES	(14,116)	(17,435)	6,495
Income tax expense	—	—	(391)
NET (LOSS) INCOME FROM DISCONTINUED OPERATIONS, NET OF TAXES	(14,116)	(17,435)	6,104
Loss from disposal of discontinued operations	—	(1,825)	—
TOTAL (LOSS) INCOME FROM DISCONTINUED OPERATIONS	$(14,116)	$(19,260)	$6,104
Financial Condition
Summary
Our total assets were $1.9 billion at December 31, 2017 as compared to $2.1 billion at December 31, 2016.  The decrease in total assets was primarily due to the the repayment of CRE loans, the proceeds of which were used to pay down borrowings. To a lesser extent, the decrease is also due to the disposition of our residential mortgage lending segment, offset by acquisitions of 16 CMBS positions and the sale of an investment in an unconsolidated entity that returned proceeds in excess of the carrying value of the investment.

(Back to Index)

(Back to Index)

Investment Portfolio
The tables below summarize the amortized cost and net carrying amount of our investment portfolio, classified by asset type, at December 31, 2017 and 2016 as follows (in thousands, except percentages):

At December 31, 2017	Amortized Cost	Net Carrying Amount	Percent of Portfolio	Weighted Average Coupon
Loans held for investment:
CRE whole loans (1)	$1,290,150	$1,284,822	79.94%	6.09%

Investments securities available-for-sale:
CMBS	210,806	211,579	13.17%	4.35%
ABS	259	158	0.01%	N/A (6)
	211,065	211,737	13.18%

Investment securities, trading:
Structured notes	2,891	178	0.01%	N/A (6)

Loans held for sale:
Syndicated corporate loans (2)	13	13	—%	N/A (6)

Other investments:
Investments in unconsolidated entities	12,051	12,051	0.75%	N/A (6)
Direct financing leases (3)	886	151	0.01%	5.66%
	12,937	12,202	0.76%

Other assets held for sale:
Life settlement contracts	5,130	5,130	0.32%	N/A (6)
Residential mortgage loans	1,913	1,913	0.12%	3.92%
Middle market loans (4)	41,199	29,308	1.82%	5.06%
Legacy CRE loans (5)	63,783	61,841	3.85%	1.64%
	112,025	98,192	6.11%

Total investment portfolio	$1,629,081	$1,607,144	100.00%

(Back to Index)

(Back to Index)

At December 31, 2016	Amortized Cost	Net Carrying Amount	Percent of Investment Portfolio	Weighted Average Coupon
Loans held for investment:
CRE whole loans (1)	$1,290,107	$1,286,278	69.24%	5.63%

Investments securities available-for-sale:
CMBS	98,525	98,087	5.28%	5.38%
ABS - structured notes	17,492	20,115	1.08%	N/A (6)
ABS	3,873	5,165	0.28%	5.94%
RMBS	1,526	1,601	0.09%	5.43%
	121,416	124,968	6.73%

Investment securities, trading:
Structured notes	6,242	4,492	0.24%	N/A (6)

Loans held for sale:
Syndicated corporate loans (2)	1,007	1,007	0.05%	5.54%

Other investments:
Investments in unconsolidated entities	87,919	87,919	4.73%	N/A (6)
Direct financing leases (3)	992	527	0.03%	5.66%
	88,911	88,446	4.76%

Other assets held for sale:
Life settlement contracts	5,833	5,833	0.31%	N/A (6)
Residential mortgage loans	148,140	148,140	7.97%	3.79%
Middle market loans (4)	52,382	40,443	2.18%	5.87%
Legacy CRE loans (5)	158,192	158,178	8.52%	2.90%
	364,547	352,594	18.98%

Total investment portfolio	$1,872,230	$1,857,785	100.00%

(1)	Net carrying amount includes an allowance for loan losses of $5.3 million and $3.8 million at December 31, 2017 and 2016, respectively.

(2)	The fair value option was elected for syndicated corporate loans held for sale.

(3)	Net carrying amount includes allowance for lease losses of $735,000 and $465,000 at December 31, 2017 and 2016, respectively.

(4)	Net carrying amount includes lower of cost or market value adjustments of $11.9 million and $11.9 million at December 31, 2017 and 2016, respectively.

(5)	Net carrying amount includes lower of cost or market value adjustments of $1.9 million and $14,000 at December 31, 2017 and 2016, respectively.

(6)	There are no stated rates associated with these investments.
CMBS.  During the year ended December 31, 2017, we purchased 16 CMBS positions with total face values of $212.0 million at a cost of $171.9 million. These purchases include the purchase of the BB-rated, B-rated and non-rated bonds of a securitization sponsored by Wells Fargo. We received paydowns of $53.8 million and sold two CMBS investments with total face values of $7.4 million, receiving proceeds of $6.4 million. At December 31, 2017 and December 31, 2016, the remaining discount to be accreted into income over the remaining lives of the securities was $39.8 million and $1.6 million, respectively, resulting from the purchase activity in 2017. At December 31, 2017 and December 31, 2016, the remaining premium to be amortized into income over the remaining lives of the securities was $32,000 and $296,000, respectively. These securities are classified as available-for-sale and carried at their fair value.

(Back to Index)

(Back to Index)

The following table summarizes our CMBS investments at fair value (in thousands):

	Fair Value at December 31, 2016	Net Purchases and (Sales) (1)	Net Upgrades (Downgrades)	Paydowns	MTM Change on Same Ratings	Fair Value at December 31, 2017
Moody's Ratings Category:
Aaa	$11,413	$—	$—	$(3,017)	$(6)	$8,390
Aa1 through Aa3	5,010	—	—	(5,000)	(10)	—
A1 through A3	1,607	—	—	—	(44)	1,563
Baa1 through Baa3	8,151	—	16,092	(15,626)	(185)	8,432
Ba1 through Ba3	39,465	—	(14,654)	(14,129)	184	10,866
B1 through B3	13,115	—	(7,751)	(5,500)	136	—
Caa1 through Caa3	—	—	457	—	(31)	426
Ca through C	478	—	(458)	—	171	191
Non-Rated	18,848	165,628	6,314	(10,547)	1,468	181,711
Total	$98,087	$165,628	$—	$(53,819)	$1,683	$211,579

S&P Ratings Category:
AAA	$118	$—	$5,092	$(3,799)	$(93)	$1,318
AA+ through AA-	—	—	6,559	(2,250)	62	4,371
A+ through A-	—	—	16,562	(4,954)	(15)	11,593
BBB+ through BBB-	34,933	15,216	(6,026)	(21,686)	65	22,502
BB+ through BB-	23,650	81,534	(12,699)	(6,516)	290	86,259
B+ through B-	19,265	—	(8,552)	(10,942)	229	—
CCC+ through CCC-	5,166	(4,228)	(938)	—	—	—
D	—	—	—	—	—	—
Non-Rated	14,955	73,106	2	(3,672)	1,145	85,536
Total	$98,087	$165,628	$—	$(53,819)	$1,683	$211,579

(1)
During the year ended December 31, 2017, we acquired $98.0 million of CMBS, at a cost of $58.8 million, with a weighted average spread, based on cost, of 7.35% over the interpolated interest rate swap curve and $114.0 million of CMBS, at a cost of $113.1 million, with a weighted average spread, based on face value, of 3.34% over LIBOR.

Investment securities, trading.  Structured notes are CLO debt securities collateralized by syndicated corporate loans. The following table summarizes our structured notes classified as investment securities, trading and carried at fair value (in thousands, except for number of securities):

	Number of Securities	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
At December 31, 2017:
Structured notes	4	$2,891	$—	$(2,713)	$178

At December 31, 2016:
Structured notes	5	$6,242	$920	$(2,670)	$4,492
We sold one and 19 investment securities, trading for a net realized gain of $9,000 and $1.4 million during the years ended December 31, 2017 and 2015, respectively. There were no investment securities, trading sold during the year ended December 31, 2016.

(Back to Index)

(Back to Index)

CRE Whole and Syndicated Corporate Loans.  The following is a summary of our loans (dollars in thousands):

Description	Quantity	Principal	Unamortized (Discount) Premium, net (1)	Amortized Cost	Allowance for Loan Losses	Carrying Value (2)	Contracted Interest Rates	Maturity Dates (3)(5)
At December 31, 2017:
CRE whole loans, floating rate (4)	70	$1,297,164	$(7,014)	$1,290,150	$(5,328)	$1,284,822	LIBOR plus 3.60% to LIBOR plus 6.25%	February 2018 to January 2021
Total CRE loans held for investment		1,297,164	(7,014)	1,290,150	(5,328)	1,284,822
Syndicated corporate loans (6)	2	13	—	13	—	13	n/a	n/a
Total loans held for sale		13	—	13	—	13
Total loans		$1,297,177	$(7,014)	$1,290,163	$(5,328)	$1,284,835

At December 31, 2016:
CRE whole loans, floating rate (4)	67	$1,295,926	$(5,819)	$1,290,107	$(3,829)	$1,286,278	LIBOR plus 3.75% to LIBOR plus 6.45%	April 2017 to January 2020
Total CRE loans held for investment		1,295,926	(5,819)	1,290,107	(3,829)	1,286,278
Syndicated corporate loans (6)	3	1,007	—	1,007	—	1,007	n/a	n/a
Total loans held for sale		1,007	—	1,007	—	1,007
Total loans		$1,296,933	$(5,819)	$1,291,114	$(3,829)	$1,287,285

(1)
Amounts include unamortized loan origination fees of $6.7 million and $5.8 million and deferred amendment fees of $268,000 and $4,000 being amortized over the life of the loans at December 31, 2017 and 2016, respectively.

(2)	Substantially all loans are pledged as collateral under various borrowings at December 31, 2017 and 2016.

(3)	Maturity dates exclude contracted extension options, subject to the satisfaction of certain terms, that may be available to the borrowers.

(4)
CRE whole loans had $84.1 million and $55.5 million in unfunded loan commitments at December 31, 2017 and 2016, respectively.  These unfunded loan commitments are advanced as the borrowers formally request additional funding as permitted under the loan agreement and any necessary approvals have been obtained.

(5)	Maturity dates exclude one whole loan with an amortized cost of $7.0 million which is in default at December 31, 2017.

(6)	All syndicated corporate loans are second lien loans and accounted for under the fair value option.
At December 31, 2017, approximately 28.0%, 24.3% and 12.5% of our CRE loan portfolio was concentrated in the Southwest, Pacific and Mountain regions, respectively, based on carrying value, as defined by the National Council of Real Estate Investment Fiduciaries ("NCREIF"). At December 31, 2016, approximately 30.7%, 20.4% and 15.5% of our CRE loan portfolio was concentrated in the Southwest, Pacific and Southeast regions, respectively, based on carrying value.
ABS. At December 31, 2017, we held ABS with a fair value of $158,000.  At December 31, 2016, we held ABS and ABS - structured notes with a fair value of $25.3 million.

(Back to Index)

(Back to Index)

The following table summarizes our ABS and ABS - structured notes at fair value (in thousands):

	December 31, 2017		December 31, 2016
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Moody's ratings category:
Aa1 through Aa3	$—	$—	$296	$311
B1 through B3	—	—	901	828
Ca	—	—	1,084	2,142
No rating provided	259	158	19,084	21,999
Total	$259	$158	$21,365	$25,280

S&P ratings category:
A+ through A-	$—	$—	$10,994	$11,327
CCC+ through CCC-	—	—	1,084	2,142
No rating provided	259	158	9,287	11,811
Total	$259	$158	$21,365	$25,280
Investments in unconsolidated entities. The following table shows our investments in unconsolidated entities at December 31, 2017 and 2016 and equity in earnings of unconsolidated entities for the years ended December 31, 2017, 2016 and 2015 (in thousands, except percentages):

				Equity in Earnings (Losses) of Unconsolidated Entities
	Ownership % at December 31, 2017	December 31,		Years Ended December 31,
		2017	2016	2017	2016	2015
Varde Investment Partners, L.P	—%	$—	$—	$—	$—	$(90)
RRE VIP Borrower, LLC (1)	—	—	—	45	58	325
Investment in LCC Preferred Stock (2)	—%	—	42,960	41,465	943	2,601
Investment in CVC Global Credit Opportunities Fund (3)	—%	—	—	—	—	8
RCM Global, LLC (4)(5)	63.2%	—	465	(274)	14	—
Pelium Capital Partners, L.P. (4)(6)	80.2%	10,503	25,993	(1,856)	3,991	—
Pearlmark Mezz (7)	—%	—	16,953	165	968	(460)
Investment in School Lane House (8)		—	—	—	(1)	4
Subtotal		10,503	86,371	39,545	5,973	2,388
Investment in RCT I and II (9)	3.0%	1,548	1,548	(2,687)	(2,560)	(2,421)
Total		$12,051	$87,919	$36,858	$3,413	$(33)

(1)
The investment in RRE VIP Borrower, LLC was sold in 2014. Earnings for the years ended December 31, 2017, 2016 and 2015 are related to insurance premium and property tax refunds with respect to the underlying sold properties of the portfolio.

(2)
Our investment in LCC liquidated in July 2017 as a result of the sale of LCC. The $41.1 million gain recognized on the sale is included in equity in earnings of unconsolidated entities on our consolidated statement of operations.

(3)	In December 2015, we redeemed our investment in the fund.

(4)	Pursuant to the new consolidation guidance adopted in January 2016, these previously consolidated VIEs are now accounted for under the equity method.

(5)	We had no carrying value in our investment in RCM Global at December 31, 2017 due to accumulated other comprehensive income in excess of the investment's cost basis.

(6)	During the year ended December 31, 2017, we received proceeds of $13.6 million related to the partial liquidation of our investment.

(7)	We sold our investment in Pearlmark Mezz in May 2017.

(8)	Our investment in School Lane House was sold in March 2014.

(9)
For the years ended December 31, 2017, 2016 and 2015, these amounts are recorded in interest expense on our consolidated statements of operations as the investment is accounted for under the cost method.

(Back to Index)

(Back to Index)

Financing Receivables
The following tables show the activity in the allowance for loan and lease losses for the years ended December 31, 2017 and 2016 and the allowance for loan and lease losses and recorded investments in loans and leases at December 31, 2017 and 2016 (in thousands):

	Year Ended December 31, 2017				Year Ended December 31, 2016
	Commercial Real Estate Loans	Syndicated Corporate Loans	Direct Financing Leases	Total	Commercial Real Estate Loans	Syndicated Corporate Loans	Direct Financing Leases	Total
Allowance for loan and lease losses:
Allowance for loan and lease losses at beginning of year	$3,829	$—	$465	$4,294	$41,839	$1,282	$465	$43,586
Provision for (recovery of) loan and lease losses	1,499	3	270	1,772	18,167	(402)	—	17,765
Loans charged-off	—	(3)	—	(3)	—	402	—	402
Transfer to loans held for sale	—	—	—	—	(15,763)	—	—	(15,763)
Deconsolidation of VIEs	—	—	—	—	(40,414)	(1,282)	—	(41,696)
Allowance for loan and lease losses at end of year	$5,328	$—	$735	$6,063	$3,829	$—	$465	$4,294

	December 31, 2017				December 31, 2016
	Commercial Real Estate Loans	Syndicated Corporate Loans	Direct Financing Leases	Total	Commercial Real Estate Loans	Syndicated Corporate Loans	Direct Financing Leases	Total
Allowance for loan and lease losses ending balance:
Individually evaluated for impairment	$2,500	$—	$735	$3,235	$2,500	$—	$465	$2,965
Collectively evaluated for impairment	$2,828	$—	$—	$2,828	$1,329	$—	$—	$1,329
Loans acquired with deteriorated credit quality	$—	$—	$—	$—	$—	$—	$—	$—
Loans and Leases:
Amortized cost ending balance:
Individually evaluated for impairment	$7,000	$—	$886	$7,886	$7,000	$—	$992	$7,992
Collectively evaluated for impairment	$1,283,150	$—	$—	$1,283,150	$1,283,107	$—	$—	$1,283,107
Loans acquired with deteriorated credit quality	$—	$—	$—	$—	$—	$—	$—	$—
Credit quality indicators
Commercial Real Estate Loans
CRE loans are collateralized by a diversified mix of real estate properties and are assessed for credit quality based on the collective evaluation of several factors, including but not limited to: collateral performance relative to underwritten plan, time since origination, current implied and/or reunderwritten LTV, loan structure and exit plan. Depending on the loan's performance against these various factors, loans are rated on a scale from 1 to 5, with loans rated 1 representing loans with the highest credit quality and loans rated 5 representing loans with lowest credit quality. The factors evaluated provide general criteria to monitor credit migration in our loan portfolio, as such, a loan's rating may improve or worsen, depending on new information received.

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
• Occupancy is not stabilized and the property has some tenancy rollover.

4	• Property performance significantly lags behind underwritten expectations. Performance criteria and loan covenants have required occasional waivers.
• Occupancy is not stabilized and the property has a large amount of tenancy rollover.

5
• Property performance is significantly worse than underwritten expectations. The loan is not in compliance with loan covenants and performance criteria and is in default. Expected sale proceeds would not be sufficient to pay off the loan at maturity.

• The property has material vacancy and significant rollover of remaining tenants.
• An updated appraisal is required.
CRE whole loans are evaluated for any credit deterioration on at least a quarterly basis. Loans are first individually evaluated for impairment; and to the extent not deemed impaired, a general reserve is established.
The allowance for loan loss is computed as (i) 1.5% of the aggregate face values of loans rated as a 3, plus (ii) 5% of the aggregate face values of loans rated as a 4, plus (iii) specific allowances measured and determined on loans individually evaluated, which are loans rated 5. While the overall risk rating is generally not the sole factor used in determining whether a loan is impaired, a loan with a higher overall risk rating would tend to have more adverse indicators of impairment, and therefore would be more likely to experience a credit loss.
Credit risk profiles of CRE loans at amortized cost were as follows (in thousands):

	Rating 1	Rating 2	Rating 3	Rating 4	Rating 5 (4)	Held for Sale	Total
At December 31, 2017:
CRE whole loans(2)	$65,589	$1,040,883	$171,841	$4,837	$7,000	$—	$1,290,150
Legacy CRE whole loans (1)(3)	—	—	—	—	—	63,783	63,783
	$65,589	$1,040,883	$171,841	$4,837	$7,000	$63,783	$1,353,933

	Rating 1	Rating 2	Rating 3	Rating 4		Held for Sale	Total
At December 31, 2016:
CRE whole loans (1)	$1,186,292	$96,815	$—	$7,000		$—	$1,290,107
Legacy CRE whole loans (1)	—	—	—	—		158,178	158,178
	$1,186,292	$96,815	$—	$7,000		$158,178	$1,448,285

(1)	Legacy CRE whole loans are carried at the lower of cost or fair value.

(2)	Includes one CRE whole loan, with an amortized cost of $7.0 million, that was in default at December 31, 2017.

(3)	Includes two loans, with a total carrying value of $22.5 million, that were in default at December 31, 2017.

(4)	Rating category 5 was not applicable for December 31, 2016.

(Back to Index)

(Back to Index)

At December 31, 2017 and 2016, we had one CRE whole loan with a risk rating of 5 under the current rating methodology that was rated a 4 under the previous rating methodology due to short term vacancy/tenant concerns and a past due maturity of February 2017. The loan is collateralized by a retail shopping center in Roswell, GA and had an amortized cost of $7.0 million at December 31, 2017 and 2016. In 2016, we obtained an appraisal and used the appraised value of the collateral as a practical expedient in determining the fair value of the loan. Using an appraised value of $4.5 million, we recorded a specific provision of $2.5 million on the loan during the year ended December 31, 2016. No additional provision was recorded on the loan during the year ended December 31, 2017. This loan is in default at December 31, 2017.
At December 31, 2017, we had four Legacy CRE whole loans and one mezzanine loan classified as assets held for sale with a total carrying value of $61.8 million. Appraisals of the loans' collateral were used as a practical expedient in the determination of fair value for all four Legacy CRE whole loans classified as assets held for sale at December 31, 2017. The mezzanine loan had no fair value at December 31, 2017.
In December 2017, one Legacy CRE whole loan that at December 31, 2016 had a fair value in excess of its carrying value, paid off at its principal value of $15.0 million.
At December 31, 2016, we had eight Legacy CRE whole loans and one mezzanine loan classified as assets held for sale with a total carrying value of $158.2 million. Appraisals of the loans' collateral, used as a practical expedient for the fair values of the loans, were obtained for all eight Legacy CRE whole loans classified as assets held for sale. The mezzanine loan had no fair value. We recorded, and subsequently charged off upon transfer of the loans to assets held for sale, specific reserves on four of the five loans transferred to assets held for sale totaling $15.8 million, where the carrying values of the loans exceeded their fair values. These five loans had a total carrying value of $110.7 million at December 31, 2016 and comprised of the following:

•
Two CRE whole loans cross-collateralized by a hotel and adjacent land in southern California with an initial par value of $67.5 million. These loans were written down to their total appraised value of $61.4 million and had a maturity date of February 2017. In June 2017, the borrower sold the collateral underlying these loans. Proceeds of $67.0 million were received by us in July 2017. As a result of this transaction, we realized a gain of $5.6 million in net realized and unrealized gain on investment securities available-for-sale and loans and derivatives on our consolidated statements of operations during the year ended December 31, 2017;

•
One CRE whole loan collateralized by a hotel in southern Arizona with an initial par value of $32.5 million. This loan was written down to its appraised value of $14.3 million. In February 2017, we entered into a discounted payoff agreement with the borrower and received proceeds of $21.3 million in satisfaction of this loan. This transaction resulted in the recognition of a realized gain of $7.0 million in net realized and unrealized gain on investment securities available-for-sale and loans and derivatives our consolidated statements of operations as;

•
One CRE whole loan collateralized by an office property in central Arizona with an initial par value of $17.7 million. This loan was written down to its appraised value of $11.0 million. The loan matured in May 2017 and is currently in default;

•
One CRE whole loan collateralized by a hotel in southern California with an initial par value of $29.5 million. This loan was written down to its appraised value of $24.0 million at December 31, 2016. During the year ended December 31, 2017, an additional charge of $1.9 million, which included protective advances made of $442,000, was taken to write the loan down to its adjusted appraised value of $22.5 million. The loan has a maturity date in January 2019.

At December 31, 2016, three Legacy CRE whole loans held for sale, with a total carrying value of $47.5 million, had fair values in excess of their carrying values.
At December 31, 2017, 45.8%, 36.4% and 17.8% of our Legacy CRE whole loans were concentrated in retail, hotel and office, respectively. Of these loans, 82.2% are within the Pacific region and 17.8% are within the Mountain region, as defined by NCREIF. At December 31, 2016, 54.0%, 39.0% and 7.0% of our Legacy CRE whole loans were concentrated in hotel, retail and office, respectively. Of these loans, 84.0% are within the Pacific region and 16.0% are within the Mountain region.
All of our CRE whole loans were current with respect to contractual principal and interest except one defaulted CRE whole loan collateralized by a retail shopping center in northern Georgia that had a carrying value of $4.5 million at December 31, 2017, and two defaulted Legacy CRE whole loans held for sale. One loan is collateralized by an office property in central Arizona and had a carrying value of $11.0 million at December 31, 2017. The second loan is collateralized by a retail shopping center in southern California and had a carrying value of $11.5 million at December 31, 2017.

(Back to Index)

(Back to Index)

Two of our Legacy CRE whole loans cross-collateralized by a property in southern California with a total carrying value of $61.4 million were in default at December 31, 2016. In July 2017, the loans were paid off with the proceeds from the sale of the underlying collateral.
Direct Financing Leases
We recorded a provision for lease losses against the value of our direct financing leases in the amount of $270,000 during the year ended December 31, 2017. There was no provision recorded for the year ended December 31, 2016. We held $151,000 and $527,000 of direct financing leases, net of reserves at December 31, 2017 and 2016, respectively.
Loan Portfolios Aging Analysis
The following table presents the loan and lease portfolio aging analysis as of the dates indicated at amortized cost (in thousands):

	30-59 Days	60-89 Days	Greater than 90 Days	Total Past Due	Current	Total Loans Receivable (1)	Total Loans > 90 Days and Accruing
At December 31, 2017:
CRE whole loans (2)	$—	$—	$7,000	$7,000	$1,283,150	$1,290,150	$—
Legacy CRE whole loans (3)	11,516	—	11,000	22,516	41,267	63,783	—
Total loans	$11,516	$—	$18,000	$29,516	$1,324,417	$1,353,933	$—

At December 31, 2016:
CRE whole loans	$—	$—	$—	$—	$1,290,107	$1,290,107	$—
Legacy CRE whole loans (4)	61,400	—	—	61,400	96,792	158,192	—
Direct financing leases	137	—	128	265	727	992	—
Total loans	$61,537	$—	$128	$61,665	$1,387,626	$1,449,291	$—

(1)	Excludes direct financing leases of $151,000, net of reserves, at December 31, 2017.

(2)
Includes one CRE whole loan with an amortized cost of $7.0 million that was in default at December 31, 2017, on which we recorded a $2.5 million specific provision during the year ended December 31, 2016.

(3)	Includes two loans with a total carrying value of $22.5 million that were in default at December 31, 2017.

(4)	Includes two loans with total carrying value of $61.4 million that were in default at December 31, 2016.
Impaired Loans
The following tables show impaired loans as of the dates indicated (in thousands):

	Recorded Balance	Unpaid Principal Balance	Specific Allowance	Average Investment in Impaired Loans	Interest Income Recognized
At December 31, 2017:
Loans without a specific valuation allowance:
CRE whole loans	$—	$—	$—	$—	$—
Loans with a specific valuation allowance:
CRE whole loans	$7,000	$7,000	$(2,500)	$7,000	$—
Total:
CRE whole loans	$7,000	$7,000	$(2,500)	$7,000	$—

At December 31, 2016:
Loans without a specific valuation allowance:
CRE whole loans	$—	$—	$—	$—	$—
Loans with a specific valuation allowance:
CRE whole loans	$7,000	$7,000	$(2,500)	$7,000	$480
Total:
CRE whole loans	$7,000	$7,000	$(2,500)	$7,000	$480

(Back to Index)

(Back to Index)

Troubled-Debt Restructurings
The following table shows troubled-debt restructurings ("TDRs") in our loan portfolio (dollars in thousands):

	Year ended December 31, 2017			Year ended December 31, 2016
	Number of Loans	Pre-Modification Outstanding Recorded Balance	Post-Modification Outstanding Recorded Balance	Number of Loans	Pre-Modification Outstanding Recorded Balance	Post-Modification Outstanding Recorded Balance
CRE whole loans	—	$—	$—	3	$29,459	$21,400
Total	—	$—	$—	3	$29,459	$21,400
Restricted Cash
At December 31, 2017, we had restricted cash of $22.9 million, which consisted of $20.8 million of restricted cash within our seven consolidated securitizations, $1.9 million held as margin, $100,000 held in escrow and $25,000 held in various reserve accounts. At December 31, 2016, we had restricted cash of $3.4 million, which consisted of $3.3 million of restricted cash within our seven securitizations, $20,000 held as margin and $71,000 held in various reserve accounts.  The increase of $19.5 million is primarily related to cash held in our CRE securitizations from principal repayments and, to a lesser extent, an increase due to initial margin requirements under the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 on interest rate swaps during the year ended December 31, 2017.
Interest Receivable
The following table summarizes our interest receivable at December 31, 2017 and 2016 (in thousands):

	December 31,
	2017	2016	Net Change
Interest receivable from loans	$6,096	$5,685	$411
Interest receivable from securities	756	712	44
Interest receivable from escrow and sweep accounts	7	7	—
Total	$6,859	$6,404	$455
The $411,000 increase in interest receivable from loans is primarily attributable to a decrease of $4.9 million in the receivable allowance offset by a decrease of $4.5 million due to loan payoffs during the year ended December 31, 2017. The $44,000 increase in interest receivable from securities is primarily attributable to multiple factors, including an increase of $291,000 due to CMBS purchases offset by a $209,000 decrease due to the sales of 13 investment securities, available-for-sale during the year, as well as a $38,000 decrease from interest accrued on investment securities, trading that have depreciated in value at December 31, 2017.
Other Assets
The following table summarizes our other assets at December 31, 2017 and 2016 (in thousands):

	December 31,
	2017	2016	Net Change
Other receivables	$495	$9,642	$(9,147)
Tax receivables and prepaid taxes	4,286	3,508	778
Fixed assets - non real estate	157	261	(104)
Management fees receivable	2,029	361	1,668
Other	484	901	(417)
Total	$7,451	$14,673	$(7,222)

(Back to Index)

(Back to Index)

Other assets decreased by $7.2 million at December 31, 2017 from December 31, 2016. The decrease was primarily attributable to a decrease in other receivables by $9.1 million at December 31, 2017 from December 31, 2016, primarily due to the receipt, in January 2017, of $9.4 million of proceeds receivable from the sale of our investment in ZAIS CLO 4. Tax receivables and prepaid taxes increased by $778,000 at December 31, 2017 from December 31, 2016 due to the timing of the payment of taxes. Management fees receivable increased by $1.7 million at December 31, 2017 from December 31, 2016, primarily due to the recognition of projected collateral management fee rebate assets totaling $2.3 million, following the sale of our investments in the Harvest CLOs. This increase is offset by $582,000 in collateral management fee rebate payments received.
Deferred Tax Assets
Deferred tax assets, net, decreased by $4.3 million at December 31, 2017 from December 31, 2016. The future realization of deferred tax assets depends upon the generation of future taxable income during the periods in which those temporary differences become deductible. We believed it was more likely than not that some or all of the deferred tax assets would not be realized. This assessment was based on our cumulative historical losses and uncertainties as to the amount of taxable income that would be generated in future years. In recognition of this risk, we have recorded a full valuation allowance of $9.9 million against our net deferred tax assets at December 31, 2017. We will continue to evaluate our ability to realize the tax benefits associated with deferred tax assets by analyzing forecasted taxable income using both historical and projected future operating results, the reversal of existing temporary differences, taxable income in prior carry back years (if permitted) and the availability of tax planning strategies.
Core and Non-Core Asset Classes
Our investment strategy targets the following core asset class:

CRE/Core Asset Class	Principal Investments

Commercial real estate-related assets	•	First mortgage loans, which we refer to as whole loans;
	•	First priority interests in first mortgage loans, which we refer to as A notes;
	•	Subordinated interests in first mortgage loans, which we refer to as B notes;
	•	Mezzanine debt related to CRE that is senior to the borrower's equity position but subordinated to other third-party debt; and
	•	CMBS;

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

Non-Core Asset Classes	Principal Investments
Residential real estate-related assets	•	Residential mortgage loans; and
	•	Residential mortgage-backed securities, which we refer to as RMBS, which comprise our available-for-sale portfolio.

Commercial finance assets	•	Middle market secured corporate loans and preferred equity investments; and
	•	ABS, backed by senior secured corporate loans;
	•	Debt tranches of CDOs and CLOs, and sometimes, collectively, as CDOs;
	•	Structured note investments, which comprise our trading securities portfolio;
	•	Syndicated corporate loans; and
	•	Preferred equity investment in a commercial leasing enterprise that originates and holds small- and middle-ticket commercial direct financing leases and notes.

(Back to Index)

(Back to Index)

Assets and Liabilities Held for Sale
The assets and liabilities of business segments classified as discontinued operations and other assets and liabilities classified as held for sale are reported separately in the accompany consolidated financial statements and are summarized as follows at December 31, 2017 and 2016 (in thousands):

	December 31,
	2017	2016
ASSETS
Restricted cash	$138	$145
Interest receivable	67	305
Loans held for sale	93,063	346,761
Property available for sale	—	125
Derivatives, at fair value	—	3,773
Intangible assets (1)	—	14,466
Other assets (2)	14,450	17,880
Total assets held for sale	$107,718	$383,455

LIABILITIES
Accounts payable and other liabilities	$10,283	$8,404
Management fee payable - related party	56	132
Accrued interest expense	3	203
Borrowings (3)	—	133,139
Derivatives, at fair value	—	685
Total liabilities held for sale	$10,342	$142,563

(1)
Includes MSRs with a fair value of $14.4 million at December 31, 2016. There were no MSRs remaining at December 31, 2017. MSRs are recorded at fair value using a discounted cash flow approach to estimate the fair value utilizing the valuation services of an independent third party. The key assumptions used in the estimation of fair value include prepayment speeds, discount rates, default rates, cost to service, contractual servicing fees and escrow earnings.

(2)
Includes our investment in life settlement contracts of $5.1 million and $5.8 million at December 31, 2017 and 2016, respectively, which were transferred to held for sale in the fourth quarter of 2016.

(3)	Borrowings at December 31, 2016 are entirely related to Primary Capital Mortgage, LLC ("PCM"). There were no borrowings at December 31, 2017.
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
We seek to manage the extent to which net income changes as a fluctuation of changes in interest rates by matching adjustable-rate assets with variable-rate borrowings. We seek to mitigate the potential impact on net income (loss) of adverse fluctuations in interest rates incurred on our borrowings by entering into hedging agreements.
We classify our interest rate hedges as cash flow hedges, which are hedges that eliminate the risk of changes in the cash flows of a financial asset or liability. We record changes in fair value of derivatives designated and effective as cash flow hedges in accumulated other comprehensive income, and record changes in fair value of derivatives designated and ineffective as cash flow hedges in earnings.

(Back to Index)

(Back to Index)

We are also exposed to foreign currency exchange risk, a form of risk that arises from the change in price of one currency against another. However, substantially all of our revenues are transacted in U.S. dollars. To address this market risk, we generally hedge our foreign currency-denominated exposures (typically investments in debt instruments, including forecasted principal and interest payments) with foreign currency forward contracts. We classify these hedges as fair value hedges, which are hedges that mitigate the risk of changes in the fair values of assets, liabilities and certain types of firm commitments. We record changes in the fair value of derivatives designated and effective as fair value hedges in earnings offset by corresponding changes in the fair values of the hedged items. As we continue to further implement the Plan, as outlined in the "Overview" section, we will reduce and eventually eliminate, for the foreseeable future, our foreign currency exchange risk.
The following tables present the fair value of our derivative financial instruments as well as their classification on our consolidated balance sheets and on the consolidated statements of operations for the years presented:
Fair Value of Derivative Instruments at December 31, 2017 (in thousands)

	Asset Derivatives
	Notional Amount	Consolidated Balance Sheets Location	Fair Value
Interest rate swap contracts, hedging (1)	$41,750	Derivatives, at fair value	$602

	Liability Derivatives
	Notional Amount	Consolidated Balance Sheets Location	Fair Value
Forward contracts - foreign currency, hedging (2)(3)	$3,602	Derivatives, at fair value	$76
Interest rate swap contracts, hedging	$41,750	Accumulated other comprehensive income	$602

(1)	Interest rate swap contracts are accounted for as cash flow hedges.

(2)	Foreign currency forward contracts are accounted for as fair value hedges.

(3)
Notional amount is presented on a currency converted basis. The base currency notional amount of our foreign currency hedging forward contracts in a liability position was €3.0 million at December 31, 2017.

Fair Value of Derivative Instruments at December 31, 2016 (in thousands)

	Asset Derivatives
	Notional Amount	Consolidated Balance Sheets Location	Fair Value
Forward contracts - foreign currency, hedging (1)(2)	$12,489	Derivatives, at fair value	$647

	Liability Derivatives
	Notional Amount	Consolidated Balance Sheets Location	Fair Value
Forward contracts - foreign currency, hedging (1)(2)	$11,700	Derivatives, at fair value	$97
Interest rate swap contracts, hedging	$—	Accumulated other comprehensive income	$(18)

(1)	Foreign currency forward contracts are accounted for as fair value hedges.

(2)
Notional amount is presented on a currency converted basis. The base currency notional amount of our foreign currency hedging forward contracts in an asset position was €11.9 million at December 31, 2016. The base currency notional amount of our foreign currency hedging forward contracts in a liability position was €11.1 million at December 31, 2016.

The Effect of Derivative Instruments on the Consolidated Statements of Operations for the
Year Ended December 31, 2017 (in thousands)

	Derivatives
	Consolidated Statements of Operations Location	Realized and Unrealized Gain (Loss) (1)
Interest rate swap contracts, hedging	Interest expense	$(130)
Forward contracts - foreign currency, hedging	Net realized and unrealized gain (loss) on investment securities available-for-sale and loans and derivatives	$(1,896)

(1)	Negative values indicate a decrease to the associated consolidated statements of operations line items.

(Back to Index)

(Back to Index)

The Effect of Derivative Instruments on the Consolidated Statements of Operations for the
Year Ended December 31, 2016 (in thousands)

	Derivatives
	Consolidated Statements of Operations Location	Realized and Unrealized Gain (Loss) (1)
Interest rate swap contracts, hedging	Interest expense	$(119)
Forward contracts - foreign currency, hedging	Net realized and unrealized gain (loss) on investment securities available-for-sale and loans and derivatives	$764

(1)	Negative values indicate a decrease to the associated consolidated statements of operations line items.
The Effect of Derivative Instruments on the Consolidated Statements of Operations for the
Year Ended December 31, 2015 (in thousands)

	Derivatives
	Consolidated Statements of Operations Location	Realized and Unrealized Gain (Loss) (1)
Interest rate swap contracts, hedging	Interest expense	$(6,098)
Forward contracts - foreign currency, hedging	Net realized and unrealized gain (loss) on investment securities available-for-sale and loans and derivatives	$2,925
Options - U.S. Treasury futures	Net realized and unrealized gain (loss) on investment securities available-for-sale and loans and derivatives	$184

(1)	Negative values indicate a decrease to the associated consolidated statements of operations line items.
At December 31, 2017, we had seven swap contracts outstanding in order to hedge against adverse rate movements on our CMBS purchase facilities. Our interest rate swap contracts at December 31, 2017 were as follows (in thousands, except for percentages):

	Benchmark Rate	Notional Value	Strike Rate	Effective Date	Maturity Date	Fair Value
CMBS repurchase facilities swaps
Interest rate swap	One-month LIBOR	$7,500	1.99%	June 18, 2017	October 18, 2025	$130
Interest rate swap	One-month LIBOR	3,010	2.02%	June 18, 2017	January 18, 2026	47
Interest rate swap	One-month LIBOR	2,525	1.94%	July 18, 2017	October 18, 2025	52
Interest rate swap	One-month LIBOR	3,640	2.15%	August 18, 2017	March 18, 2027	37
Interest rate swap	One-month LIBOR	4,025	2.09%	August 18, 2017	October 18, 2026	53
Interest rate swap	One-month LIBOR	13,550	2.09%	October 18, 2017	September 18, 2027	228
Interest rate swap	One-month LIBOR	7,500	2.20%	October 18, 2017	September 18, 2027	55
Total CMBS repurchase facilities swaps		$41,750				$602
We had no interest rate swap contracts at December 31, 2016.

(Back to Index)

(Back to Index)

Repurchase and Credit Facilities
Borrowings under our repurchase agreement facilities were guaranteed by us or one of our subsidiaries. The following table sets forth certain information with respect to our repurchase agreements (dollars in thousands):

	December 31, 2017				December 31, 2016
	Outstanding Borrowings (1)	Value of Collateral	Number of Positions as Collateral	Weighted Average Interest Rate	Outstanding Borrowings	Value of Collateral	Number of Positions as Collateral	Weighted Average Interest Rate
CRE - Term Repurchase Facilities
Wells Fargo Bank (2)	$179,347	$268,003	19	3.68%	$215,283	$313,126	16	2.86%
Morgan Stanley Bank (3)	112,151	164,122	9	4.05%	131,355	207,377	11	3.34%

CMBS - Term Repurchase Facilities
Wells Fargo Bank	12,272	14,984	8	2.45%	22,506	28,514	13	1.96%
Deutsche Bank (4)	15,356	23,076	14	3.53%	55,981	86,643	23	3.04%

Trust Certificates - Term Repurchase Facilities
RSO Repo SPE Trust 2015 (5)	26,548	89,121	2	6.98%	26,385	89,181	2	6.21%
RSO Repo SPE Trust 2017 (6)	49,596	125,254	2	5.43%	—	—	—	—%

CMBS - Short-Term Repurchase Agreements
RBC Capital Markets, LLC	72,131	97,745	6	2.77%	—	—	—	—%
JP Morgan Securities LLC	10,516	33,777	2	2.93%	—	—	—	—%
Totals	$477,917	$816,082			$451,510	$724,841

(1)	Outstanding borrowings includes accrued interest expense.

(2)	The Wells Fargo Bank CRE term repurchase facility includes $565,000 and $1.6 million of deferred debt issuance costs at December 31, 2017 and 2016, respectively.

(3)	The Morgan Stanley Bank CRE term repurchase facility includes $448,000 and $1.1 million of deferred debt issuance costs at December 31, 2017 and 2016, respectively.

(4)	The Deutsche Bank CMBS term repurchase facility includes no deferred debt issuance costs at December 31, 2017 and $16,000 of deferred debt issuance costs at December 31, 2016.

(5)	The RSO Repo SPE Trust 2015 term repurchase facility includes $133,000 and $282,000 of deferred debt issuance costs at December 31, 2017 and 2016, respectively.

(6)	The RSO Repo SPE Trust 2017 term repurchase facility includes $320,000 of deferred debt issuance costs at December 31, 2017 and no deferred debt issuance costs at December 31, 2016.
We were in compliance with all covenants in the respective agreements at December 31, 2017. We obtained three waivers on covenant violations of the EBITDA to fixed charge coverage ratio covenant for our two CRE repurchase facilities and our Wells Fargo CMBS master securities repurchase facility ("2011 Facility") at December 31, 2016. In addition, we received a waiver of a violation on our 2012 Facility and 2011 Facility, respectively, on the required capital amount covenant at December 31, 2016.
CRE - Term Repurchase Facilities
In February 2012, a wholly-owned subsidiary entered into the 2012 Facility to finance the origination of CRE loans. The 2012 Facility has been modified and extended over the last several years with the most recent amendment to the agreement occurring in March 2017. The various amendments increased the maximum facility amount to $400.0 million, increased maximum single asset concentration limit, reduced the minimum portfolio debt yield tests requirement, decreased pricing spreads on select portfolio assets, extended the current term to July 2018 and added three additional one year extension options exercisable at our discretion. At December 31, 2017, the 2012 Facility charged interest rates of one-month LIBOR plus spreads from 1.75% to 2.75%.

(Back to Index)

(Back to Index)

In September 2015, a wholly-owned subsidiary entered into the Morgan Stanley Facility to finance the origination of CRE loans. The Morgan Stanley Facility has a maximum capacity of $250.0 million and an initial three year term that expires in September 2018 with annual one year extension options at our request and with Morgan Stanley's approval, and an interest rate of one-month LIBOR plus an applicable spread ranging from 2.25% to 2.75%. Morgan Stanley charges an unused facility amount fee of 0.50% if the average daily outstanding borrowings are less than or equal to 50% of the facility amount, and of 0.25% if the amount the average daily outstanding borrowings are greater than 50% but less than 65% of the facility amount.
CMBS - Term Repurchase Facilities
In February 2011, two of our wholly-owned subsidiaries entered into the 2011 Facility to be used as a term repurchase facility to finance the purchase of highly-rated CMBS.  The maximum amount of the facility is $100.0 million, and the facility charges interest at a rate equal to the one-month LIBOR plus 1.00%. Amendments to the facility have extended the current maturity date to March 2018. We paid off this facility in March 2018, prior to maturity.
In May 2016, we entered into an agreement with Deutsche Bank which allowed us to enter into transactions in which our subsidiary transfers all of their right, title and interest to certain CMBS and other assets to Deutsche Bank and in return receives funds from Deutsche Bank, with a simultaneous agreement by Deutsche Bank to transfer back such assets to the subsidiary at a later date, against the transfer of funds from the subsidiary to Deutsche Bank. In May 2017 Deutsche Bank approved the extension of the agreement to May 2018.
Trust Certificates - Term Repurchase Facility
In November 2015, a wholly-owned subsidiary entered into a repurchase and securities agreement with RSO Repo SPE Trust 2015, or Term Repurchase Trust, a structure that provides financing under a structured sale of trust certificates to qualified institutional buyers through an offering led by Wells Fargo Securities, LLC. The facility sold trust certificates of $26.6 million with an initial three year term that expires in November 2018, and an interest rate of one-month LIBOR plus an applicable spread of 5.50%.
In September 2017, a wholly-owned subsidiary entered into a repurchase and securities agreement with RSO Repo SPE Trust 2017, or Term Repurchase Trust, a structure that provides financing under a structured sale of trust certificates to qualified institutional buyers through an offering led by Wells Fargo Securities, LLC. The facility sold trust certificates of $49.9 million with an initial three year term that expires in September 2020, and an interest rate of one-month LIBOR plus an applicable spread of 3.95%.
Short-Term Repurchase Agreements - CMBS
In March 2005, a subsidiary entered into a master repurchase agreement with Deutsche Bank Securities Inc. to finance the purchase of CMBS and the origination of CRE loans.  There is no stated maximum amount or maturity date of the facility and the repurchase agreement includes monthly resets of interest rates.
In February 2012, a subsidiary entered into a master repurchase and securities agreement with Wells Fargo Securities, LLC to finance the purchase of CMBS.  There is no stated maximum amount or maturity date of the facility and the repurchase agreement includes monthly resets of interest rates.
In November 2012, a subsidiary entered into a master repurchase and securities agreement ("JP Morgan Securities Facility") with JP Morgan Securities LLC ("JP Morgan Securities") to finance the purchase of CMBS.  There is no stated maximum amount or maturity date of the facility and the repurchase agreement includes monthly resets of interest rates.
In August 2017, a subsidiary entered into a master repurchase and securities agreement ("RBC Capital Markets Facility") with RBC Capital Markets, LLC ("RBC Capital") to finance the purchase of CMBS.  There is no stated maximum amount or maturity date of the facility and the repurchase agreement includes monthly resets of interest rates.
Securitizations
In July 2014, we closed RCC 2014-CRE2, a $353.9 million CRE securitization transaction that provided financing for transitional CRE loans.  RCC 2014-CRE2 issued a total of $235.3 million of senior notes at par to unrelated investors.  RCC Real Estate, Inc. ("RCC Real Estate") purchased 100% of the Class C senior notes.  In addition, a subsidiary of RCC Real Estate purchased an equity interest representing 100% of the outstanding preference shares.  The senior notes purchased by RCC Real Estate were subordinated in right of payment to all other senior notes issued by RCC 2014-CRE2, but senior in right of payment to the preference shares.  The equity interest was subordinated in right of payment to all other securities issued by RCC 2014-CRE2.

(Back to Index)

(Back to Index)

In August 2017, we initiated liquidation of RCC 2014-CRE2, and all of the outstanding senior notes were paid off from the payoff proceeds of certain of the securitizations's assets.
In July 2017, we closed RCC 2017-CRE5, a $376.7 million CRE securitization transaction that provided financing for transitional CRE loans. RCC 2017-CRE5 issued a total of $251.4 million of senior notes at par to unrelated investors. RCC Real Estate purchased 100% of the Class C senior notes. In addition, a subsidiary of RCC Real Estate purchased an equity interest representing 100% of the outstanding preference shares. The senior notes purchased by RCC Real Estate are subordinated in right of payment to all other senior notes issued by RCC 2017-CRE5, but are senior in right of the payment to the preference shares. The equity interest is subordinated in right of payment to all other securities issued by RCC 2017-CRE5.
All of the notes issued mature in July 2034, although we have the right to call the notes anytime after July 2019. There is no reinvestment period in RCC 2017-CRE5; however, principal repayments, for a period ending in July 2020, may be used to purchase funding participations with respect to existing collateral held outside of the securitization.
At December 31, 2017, we retain equity in the following securitizations:

Securitization	Closing Date	Maturity Date	End of Designated Principal Reinvestment Period (1)	Total Note Paydowns Received from Closing Date through December 31, 2017
RCC 2015-CRE3	February 2015	March 2032	February 2017	$196,339
RCC 2015-CRE4	August 2015	August 2032	September 2017	$132,852
RCC 2017-CRE5	July 2017	July 2034	July 2020	$7,169

(1)
The designated principal reinvestment period is the period where principal payments received by each respective securitization may be designated by us to purchase funding participations of existing collateral originally underwritten at the close of each securitization, which was funded outside of the deal structure.

Corporate Debt
4.50% Convertible Senior Notes
In August 2017, we issued $143.8 million aggregate principal amount of our 4.50% convertible senior notes due 2022 ("4.50% Convertible Senior Notes"). The gross proceeds were utilized to pay $3.9 million in debt issuance costs and to extinguish a portion of our 6.00% Convertible Senior Notes and 8.00% Convertible Senior Notes, resulting in net proceeds of $13.5 million. In addition, we recorded a discount of $14.2 million (the offset of which was recorded in additional paid-in capital) on the 4.50% Convertible Senior Notes that reflects the difference between the proceeds received less the fair value of the notes as if they were issued without a conversion feature.  The market discounts and the deferred debt issuance costs are amortized into interest expense on the consolidated statements of operations on an effective interest basis over the period ended in August 2022. Interest on the 4.50% Convertible Senior Notes is paid semi-annually in February and August. Unless earlier repurchased or converted, the 4.50% Convertible Senior Notes become due and payable on August 15, 2022. Holders of 4.50% Convertible Senior Notes may require us to repurchase all or a portion of the 4.50% Convertible Senior Notes at a purchase price equal to the principal amount plus accrued and unpaid interest in August 2022, or upon the occurrence of certain defined fundamental changes. The 4.50% Convertible Senior Notes are convertible at the option of the holder at a current conversion rate of 78.2473 common shares per $1,000 principal amount, subject to downward adjustment, of 4.50% Convertible Senior Notes (equivalent to an initial conversion price of $12.78 per common share). Upon conversion of the 4.50% Convertible Senior Notes, a holder will receive cash, our common shares or a combination of cash and our common shares, at our election.

(Back to Index)

(Back to Index)

6.00% Convertible Senior Notes
In October 2013, we issued, in a public offering, $115.0 million aggregate principal amount of our 6.00% Convertible Senior Notes. We received approximately $111.1 million of net proceeds after deducting the underwriting discount and costs. In addition, we recorded a discount of $4.9 million (the offset of which was recorded in additional paid-in capital) on the 6.00% Convertible Senior Notes that reflects the difference between the stated value of the debt and the fair value of the notes as if they were issued without a conversion feature. The market discount and the deferred debt issuance costs are amortized into interest expense on the consolidated statements of operations on a straight line basis over the period ended in December 1, 2018. Interest on the 6.00% Convertible Senior Notes is paid semi-annually in June and December. Unless earlier repurchased or converted, the 6.00% Convertible Senior Notes become due and payable on December 1, 2018. Holders of 6.00% Convertible Senior Notes may require us to repurchase all or a portion of the 6.00% Convertible Senior Notes at a purchase price equal to the principal amount plus any unpaid interest in December 1, 2018, or upon the occurrence of certain defined fundamental changes. Upon conversion of the 6.00% Convertible Senior Notes, a holder will receive cash, our common shares or a combination of cash and our common shares, at our election. In connection with our one-for-four reverse stock split, the 6.00% Convertible Senior Notes automatically adjusted from 150.1502 common shares per $1,000 principal amount of such notes to 37.5376 common shares per $1,000 principal amount of such notes. The conversion price was adjusted from $6.66 to $26.64 as a result of the stock split.
We extinguished $44.5 million aggregate principal of our 6.00% Convertible Senior Notes in conjunction with the issuance of our 4.50% Convertible Senior Notes. As a result of the extinguishment, approximately $381,000 of amortization of the remaining deferred debt issuance costs and $491,000 of amortization of the remaining discount were accelerated. We recorded a $2.3 million loss related to the extinguishment of the 6.00% Convertible Senior Notes, which represents the difference between the fair value and the remaining book value of the extinguished notes.
8.00% Convertible Senior Notes
In January 2015, we issued, in a public offering, $100.0 million aggregate principal amount of our 8.00% Convertible Senior Notes. After deducting a $1.0 million underwriting discount and deferred debt issuance costs totaling $2.1 million, we received approximately $97.0 million of net proceeds. In addition, we recorded a discount of $2.5 million (the offset of which was recorded in additional paid-in capital) on the 8.00% Convertible Senior Notes that reflects the difference between the stated value of the debt and the fair value of the notes as if they were issued without a conversion feature.  The market discounts and the deferred debt issuance costs are amortized into interest expense on the consolidation statements of operations on a straight line basis over the period ended in January 2020. Interest on the 8.00% Convertible Senior Notes is paid semi-annually in January and July. Unless earlier repurchased or converted, the 8.00% Convertible Senior Notes become due and payable on January 15, 2020. Holders of 8.00% Convertible Senior Notes may require us to repurchase all or a portion of the 8.00% Convertible Senior Notes at a purchase price equal to the principal amount plus accrued and unpaid interest on January 2020, or upon the occurrence of certain defined fundamental changes. Upon conversion of the 8.00% Convertible Senior Notes, a holder will receive cash, our common shares or a combination of cash and our common shares, at our election. In connection with our one-for-four reverse stock split, the 8.00% Convertible Senior Notes automatically adjusted from 187.4414 common shares per $1,000 principal amount of such notes to 46.8604 shares of common stock per $1,000 principal amount of such notes. The conversion price was adjusted from $5.34 to $21.36 as a result of the stock split.
We extinguished $78.8 million aggregate principal of our 8.00% Convertible Senior Notes in conjunction with the issuance of the 4.50% Convertible Senior Notes. As a result of the extinguishment, approximately $836,000 of amortization of the remaining deferred debt issuance costs and $1.4 million of amortization of the remaining discount were accelerated. We recorded a loss of $8.1 million related to the extinguishment of the 8.00% Convertible Senior Notes, which represents the difference between the fair value and the remaining book value of the extinguished notes.
Unsecured Junior Subordinated Debentures
During 2006, we formed RCT I and RCT II for the sole purpose of issuing and selling capital securities representing preferred beneficial interests.  RCT I and RCT II are not consolidated into our consolidated financial statements because we are not deemed to be the primary beneficiary of these entities.  In connection with the issuance and sale of the capital securities, we issued junior subordinated debentures to RCT I and RCT II of $25.8 million each, representing our maximum exposure to loss.  The debt issuance costs associated with the junior subordinated debentures for RCT I and RCT II were included in borrowings and were amortized into interest expense on the consolidated statements of operations using the effective yield method over a ten year period.
There were no unamortized debt issuance costs associated with the junior subordinated debentures for RCT I and RCT II outstanding at December 31, 2017 and 2016. The interest rates for RCT I and RCT II, at December 31, 2017, were 5.64% and 5.33%, respectively.  The interest rates for RCT I and RCT II, at December 31, 2016, were 4.95% and 4.84%, respectively.

(Back to Index)

(Back to Index)

The rights of holders of common securities of RCT I and RCT II are subordinate to the rights of the holders of capital securities only in the event of a default; otherwise, the common securities' economic and voting rights are pari passu with the capital securities.  The capital and common securities of RCT I and RCT II are subject to mandatory redemption upon the maturity or call of the junior subordinated debentures held by each.  Unless earlier dissolved, RCT I will dissolve in May 2041 and RCT II will dissolve in September 2041.  The junior subordinated debentures are the sole assets of RCT I and RCT II, which mature in June 2036 and October 2036, respectively, and may currently be called at par.
Equity
Total equity at December 31, 2017 was $671.5 million and gave effect to $602,000 of unrealized gains on our cash flow hedges and $695,000, after tax, of net unrealized gains on our available-for-sale portfolio, shown as a component of accumulated other comprehensive income.  Equity at December 31, 2016 was $703.1 million and gave effect to $18,000 of unrealized losses on our cash flow hedges and $3.1 million of net unrealized gains on our available-for-sale portfolio, shown as a component of accumulated other comprehensive income.  The decrease in equity at December 31, 2017 from December 31, 2016 was primarily attributable to the January 2018 redemptions of all shares of Series A Preferred Stock and 930,983 shares of Series B Preferred Stock, announced in December 2017, resulting in a reclassification of $50.0 million from stockholders' equity to preferred stock redemption liability on our consolidated balance sheets at December 31, 2017. The decrease was offset by the $14.2 million discount recognized upon issuance of our 4.50% Convertible Senior Notes.
Balance Sheet - Book Value Reconciliation
The following table reconciles our common stock book value from December 31, 2016 to December 31, 2017 (in thousands, except per share data):

	Total Amount	Per Share Amount
Common stock book value at December 31, 2016 (1)	$434,211	14.17
Net income allocable to common shares	5,677	0.18
Change in other comprehensive income:
Available-for-sale securities	(2,403)	(0.08)
Derivatives	619	0.02
Common stock dividends	(6,166)	(0.20)
Common stock dividends on unvested shares	(107)	—
Accretion (dilution) from additional shares outstanding at December 31, 2017 (2)	3,561	(0.02)
Non-cash GAAP discount on the 4.50% Convertible Senior Notes issuance	14,231	0.46
Repurchase of conversion option on extinguished convertible notes	(194)	(0.01)
4.50% Convertible Senior Notes offering costs	(385)	(0.01)
Purchase of non-controlling interest	(1,410)	(0.05)
Total net increase	13,423	0.29
Common stock book value at December 31, 2017 (1)(3)	$447,634	$14.46

(1)
Per share calculations exclude unvested restricted stock, as disclosed on the consolidated balance sheet, of 483,073 and 400,050 shares at December 31, 2017 and 2016, respectively. The denominator for the calculation is 30,946,819 and 30,649,970 at December 31, 2017 and 2016, respectively.

(2)	Per share amount calculation includes the impact of 296,849 additional shares.

(3)	Common stock book value is calculated as total stockholders' equity of $671.5 million less preferred stock equity of $223.8 million at December 31, 2017.

Book value includes $14.2 million of total discount resulting from the value of the conversion option on our convertible senior notes, of which $13.3 million relates to issuance of the 4.50% Convertible Senior Notes. The convertible senior notes' discounts will be amortized into interest expense over the remaining life of each note issuance. At December 31, 2017 book value excluding this item would be $433.5 million, or $14.01 per share.

(Back to Index)

(Back to Index)

Core Earnings
We use Core Earnings as a non-GAAP financial measure to evaluate our operating performance. We previously used Adjusted Funds from Operations as a non-GAAP measure of operating performance.
Core Earnings exclude the effects of certain transactions and accounting principles generally accepted in the United States of America ("GAAP") adjustments that we believe are not necessarily indicative of our current CRE loan portfolio and other CRE-related investments and operations. Core Earnings exclude income (loss) from all non-core assets such as commercial finance, middle market lending, residential mortgage lending, certain legacy CRE loans and other non-CRE assets designated as assets held for sale at the initial measurement date.(1)
Core Earnings, for reporting purposes, is defined as GAAP net income (loss) allocable to common shareholders, excluding (i) non-cash equity compensation expense, (ii) unrealized gains and losses, (iii) non-cash provisions for loan losses, (iv) non-cash impairments on securities, (v) non-cash amortization of discounts or premiums associated with borrowings, (vi) net income or loss from a limited partnership interest owned at the initial measurement date, (vii) net income or loss from non-core assets,(2) (viii) real estate depreciation and amortization, (ix) foreign currency gains or losses and (x) income or loss from discontinued operations. Core Earnings may also be adjusted periodically to exclude certain one-time events pursuant to changes in GAAP and certain non-cash items.
Although pursuant to the Third Amended and Restated Management Agreement, we calculate incentive compensation using Core Earnings excluding incentive fees payable to the Manager beginning with the three months ended December 31, 2017. For reporting purposes, beginning with the three months and year ended December 31, 2017, we include incentive fees payable to the Manager in Core Earnings.
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

(Back to Index)

(Back to Index)

The following table provides a reconciliation from GAAP net income (loss) allocable to common shares to Core Earnings allocable to common shares for the periods presented (in thousands, except per share data):

	Years Ended December 31,
	2017	Per Share Data	2016	Per Share Data
Net income (loss) allocable to common shares - GAAP	$5,677	$0.18	$(52,956)	$(1.73)
Adjustment for loss on CRE assets	—	—	270	0.01
Net income (loss) allocable to common shares - GAAP, adjusted	5,677	0.18	(52,686)	(1.72)

Reconciling items from continuing operations:
Non-cash equity compensation expense	2,738	0.09	3,025	0.10
Non-cash provision for CRE loan losses	1,502	0.05	10,464	0.34
Unrealized loss on core activities	2,167	0.07	—	—
Non-cash amortization of discounts or premiums associated with borrowings	4,058	0.13	1,660	0.05
Deferred tax asset valuation allowance (4)	—	—	10,373	0.34
Net loss (income) from limited partnership interest owned at the initial measurement date (1)	1,073	0.04	(1,025)	(0.03)
Income tax expense from non-core investments (2)(3)	6,637	0.22	—	—
Net realized gain on non-core assets (2)(3)	(42,402)	(1.38)	—	—
Net income from non-core assets (3)	(4,691)	(0.15)	(17,151)	(0.56)

Reconciling items from discontinued operations and CRE assets:
Net interest income on legacy CRE loans held for sale	(3,323)	(0.11)	(355)	(0.01)
Realized gain on liquidation of CRE loans	(12,386)	(0.40)	(2,084)	(0.06)
Asset impairment on CRE securities	—	—	19,930	0.65
Fair value adjustments on legacy CRE loans held for sale	1,942	0.06	7,719	0.25
Net (income) loss from other non-CRE investments held for sale	(974)	(0.03)	113	—
Loss from discontinued operations, net of taxes	14,116	0.46	19,260	0.63
Core Earnings before realized loss on CRE assets	(23,866)	(0.77)	(757)	(0.02)

Adjustment for realized loss on CRE assets	—	—	(270)	(0.01)
Core Earnings allocable to common shares (5)	$(23,866)	$(0.77)	$(1,027)	$(0.03)
Weighted average common shares - diluted	30,836		30,539

Core Earnings per common share - diluted (5)	$(0.77)		$(0.03)

(1)	Initial measurement date is December 31, 2016.

(2)	Income tax expense from non-core investments and net realized gain (loss) on non-core assets are components of net income or loss from non-core assets.

(3)
Non-core assets are investments and securities owned by us at the initial measurement date in (i) commercial finance, (ii) middle market lending, (iii) residential mortgage lending, (iv) legacy CRE loans designated as held for sale and (v) other non-CRE assets included in assets held for sale.

(4)
Upon making the decision to dispose of the non-core asset classes, we re-evaluated our net deferred tax asset, which resulted in a net $10.4 million write down of our valuation allowance for the year ended December 31, 2016.

(5)
Core Earnings for the year ended December 31, 2017 include a non-recurring charge of $8.5 million, or $(0.28) per common share-diluted, in connection with the extinguishment of the 6.00% Convertible Senior Notes and 8.00% Convertible Senior Notes, and $3.8 million, or $(0.12) per common share-diluted, in connection with the redemptions of Series A Preferred Stock and Series B Preferred Stock.

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

(Back to Index)

(Back to Index)

In November 2016, the board of directors approved the Plan, pursuant to which we are primarily focused on making CRE debt investments. The Plan includes disposing of the Identified Assets, as well as maintaining a dividend policy based on sustainable earnings. As part of the Plan, certain of the Identified Assets were reclassified as discontinued operations and/or assets held for sale during the fourth quarter of 2016. The following table delineates these disposable investments by business segment and details the current net book value of the businesses and investments included in the Plan (in millions):

	Identified Assets at Plan Inception	Impairments/Adjustments on Non-Monetized Assets (1)(2)	Impairments/Adjustments on Monetized Assets (1)	Monetized through December 31, 2017 (3)	Net Book Value at December 31, 2017 (3)
Discops and AHFS
Legacy CRE Loans (4)	$194.7	$(13.8)	$(11.7)	$(107.4)	$61.8
Middle Market Loans	73.8	(18.3)	0.3	(26.4)	29.4
Residential Mortgage Lending Segment (5)	56.6	(1.2)	(9.6)	(45.1)	0.7
Other AHFS	5.9	2.5	1.6	(3.4)	6.6
Subtotal - Discops and AHFS	$331.0	$(30.8)	$(19.4)	$(182.3)	$98.5
Investments in Unconsolidated Entities	86.6	(1.9)	40.1	(119.4)	5.4
Commercial Finance Assets (6)	62.5	(0.3)	0.4	(62.3)	0.3
Total	$480.1	$(33.0)	$21.1	$(364.0)	$104.2

(1)	Reflects adjustments as a result of the designation as assets held for sale or discontinued operations, which occurred during the third and fourth quarters of 2016 except as noted in (2) below.

(2)	The impairment adjustment to middle market loans includes $5.4 million of fair value adjustments that occurred prior to the inception of the Plan.

(3)	Investments in unconsolidated entities include a pro forma adjustment for a $5.1 million distribution from Pelium Capital received in January 2018.

(4)
Legacy CRE Loans includes $118.2 million par value of loans at the inception of the Plan that were not reflected on the consolidated balance sheets until our investment in RREF CDO 2007-1 was liquidated in November 2016.

(5)	Includes $1.1 million of cash and cash equivalents not classified as assets held for sale in the Residential Mortgage Lending segment at December 31, 2017.

(6)	Commercial Finance assets decreased by $2.3 million related to the reclassification of certain assets to other assets on the consolidated balance sheets.
For the year ended December 31, 2017, our principal sources of liquidity were: (i) proceeds of $107.4 million from the sale and paydowns of Legacy CRE loans classified as assets held for sale, (ii) proceeds of $84.3 million in connection with the sale of LCC's, an equity method investment, underlying business (iii) proceeds of $56.3 million from repayments on our CRE loan portfolio, (iv) proceeds of $49.4 million from the close of our 2017 trust certificate - term repurchase facility, (v) proceeds of $40.4 million from sales and paydowns on our commercial finance assets, (vi) proceeds of $39.2 million from the close of a new CRE securitization, RCC 2017-CRE5, (vii) proceeds of $32.6 million from the sale of PCM's residential mortgage lending operating platform and certain other assets and liabilities, (viii) proceeds of $25.6 million from liquidation of our CRE securitization RCC 2014-CRE2, (ix) proceeds of $16.2 million from the sale of our equity interest in an investment in an unconsolidated entity, (x) proceeds of $16.2 million from the sales and paydowns of middle market loans classified as assets held for sale, (xi) proceeds of $13.6 million from our interest in Pelium Capital, an equity method investment and (xii) net proceeds of $8.2 million from the close of our 4.50% Convertible Senior Notes offering. These sources of liquidity substantially provided the $181.5 million of unrestricted cash we held at December 31, 2017. In addition, we have $358.0 million of combined capital available from two CRE term facilities for the origination of CRE loans at December 31, 2017.
We expect to use approximately $165.3 million, excluding accrued and unpaid dividends and fees, of our available cash resources to redeem all of our Series A Preferred Stock and Series B Preferred Stock in 2018.

(Back to Index)

(Back to Index)

We utilize a variety of financing arrangements to finance certain assets. We generally utilize the following two types of financing arrangements:

1.
Repurchase Agreements: Repurchase agreements effectively allow us to borrow against loans and securities that we own. Under these agreements, we sell our loans and securities to a counterparty and agree to repurchase the same loans and securities from the counterparty at a price equal to the original sales price plus interest. The counterparty retains the sole discretion over whether to purchase the loan and security from us and, subject to certain conditions, the market value of such loan or security for purposes of determining whether we are required to pay margin to the counterparty. Generally, if the lender determines (subject to certain conditions) that the market value of the collateral in a repurchase transaction has decreased by more than a defined minimum amount, we would be required to repay any amounts borrowed in excess of the product of (i) the revised market value multiplied by (ii) the applicable advance rate. During the term of a repurchase agreement, we receive the principal and interest on the related loans and securities and pay interest to the counterparty. At December 31, 2017, we have various repurchase agreements, as described below.

2.
Loan Sales, Syndications and Securitizations: We seek non-recourse long-term financing from loan sales, syndications and/or securitizations of our investments in CRE loans. The sales, syndications or securitizations generally involve a senior portion of our loan, but may involve the entire loan. Loan sales and syndications generally involve the sale of a senior note component or participation interest to a third party lender. Securitization generally involves transferring notes to a special purpose vehicle (or the issuing entity), which then issues one or more classes of non-recourse notes pursuant to the terms of an indenture. The notes are secured by the pool of assets. In exchange for the transfer of assets to the issuing entity, we receive cash proceeds from the sale of non-recourse notes. Sales, syndications or securitizations of our portfolio investments might magnify our exposure to losses on those portfolio investments because the retained subordinate interest in any particular overall loan would be subordinate to the loan components sold and we would, therefore, absorb all losses sustained with respect to the overall loan before the owners of the senior notes experience any losses with respect to the loan in question.

In February 2012, we entered into the 2012 Facility with Wells Fargo to finance the origination of CRE loans. At December 31, 2017, the 2012 Facility had an outstanding balance, excluding accrued interest and deferred debt issuance costs, of $179.6 million, a maximum capacity of $400.0 million and matures in July 2018, with three one year extension options which may extend the maturity to July 2021.
In September 2015, we entered into the Morgan Stanley Facility to finance the origination of CRE loans. At December 31, 2017, the Morgan Stanley Facility had an outstanding balance, excluding accrued interest and deferred debt issuance costs, of $112.4 million, a maximum capacity of $250.0 million and matures in September 2018 with annual one year extension options.
In February 2011, we entered into a master repurchase and securities agreement ("2011 Facility") with Wells Fargo to finance the purchase of CMBS. At December 31, 2017, the 2011 Facility had an outstanding balance of $12.3 million, a maximum capacity of $100.0 million and matures in March 2018. We paid off this facility in March 2018, prior to maturity.
In November 2012, a subsidiary entered into the JP Morgan Securities Facility with JP Morgan Securities to finance the purchase of CMBS. At December 31, 2017, the JP Morgan Securities Agreement had an outstanding balance, excluding accrued interest and deferred debt issuance costs, of $10.5 million.
In August 2017, a subsidiary entered into the RBC Capital Markets Facility with RBC Capital to finance the purchase of CMBS. At December 31, 2017, the JP Morgan Securities Agreement had an outstanding balance, excluding accrued interest and deferred debt issuance costs, of $71.9 million.
For the year ended December 31, 2016, our principal sources of liquidity were: (i) proceeds of $104.2 million from the sale of our Northport TRS, LLC middle market loan portfolio, (ii) proceeds of $33.4 million from the liquidation of CRE Notes 2013, (iii) proceeds of $20.4 million from the liquidation of Apidos Cinco, (iv) proceeds of $20.3 million from our CRE securitizations that used repaid principal to invest in CRE loan future funding commitments, (v) proceeds of $10.1 million from two loan payoffs in the remaining middle market loan portfolio and (vi) proceeds of $8.6 million from the liquidation of our investment in CVC Global Opportunities Fund, LP. These sources of liquidity substantially provided the $116.0 million of unrestricted cash we held at December 31, 2016. In addition, we also had capital available through the 2011 Facility to help finance the purchase of CMBS securities of $77.5 million and $301.2 million combined from two CRE term facilities for the origination of CRE loans at December 31, 2016.

(Back to Index)

(Back to Index)

Historically, we financed the acquisition of our investments through CDOs and securitizations that essentially match the maturity and repricing dates of these financing vehicles with the maturities and repricing dates of our investments.  We have in the past derived substantial operating cash from our equity investments in our CDOs and securitizations which, if the CDOs and securitizations fail to meet certain tests, will cease.  Through December 31, 2017, we did not experience difficulty in maintaining our existing CDO and securitization financing and passed all of the critical tests required by these financings. We have called or substantially liquidated each of our remaining legacy CRE and commercial finance CDOs during 2016, which removed the requirement for us to maintain these tests going forward.
The following table sets forth the distributions made and coverage test summaries for each of our securitizations at the periods presented (in thousands):

Name	Cash Distributions		Overcollateralization Cushion (1)		End of Designated Principal Reinvestment Period
	For the Year Ended		At December 31, 2017	At the Initial Measurement Date
	December 31, 2017	December 31, 2016
RCC 2015-CRE3 (2)	$8,672	$10,907	$50,743	$20,313	February 2017
RCC 2015-CRE4 (2)	$8,554	$11,784	$56,772	$9,397	September 2017
RCC 2017-CRE5 (2)	$6,643	$—	$23,706	$20,727	July 2020
Apidos Cinco CDO (3)	$2,056	$22,627	N/A	$17,774	N/A

(1)	Overcollateralization cushion represents the amount by which the collateral held by the securitization issuer exceeds the maximum amount required.

(2)
The designated principal reinvestment period for RCC 2015-CRE3, RCC 2015-CRE4 and RCC 2017-CRE5 is the period in which principal repayments can be utilized to purchase loans held outside of the respective securitization that represent the funded commitments of existing collateral in the respective securitization that were not funded as of the date the respective securitization was closed. Additionally, the indenture for each securitization does not contain any interest coverage test provisions.

(3)	Apidos Cinco was substantially liquidated in November 2016. As a result of the liquidation, we received $20.4 million of cash and consolidated the remaining assets.
The following table sets forth the distributions made by and liquidation details for our liquidated securitizations for the periods presented (in thousands):

	Cash Distributions		Liquidation Details
	For the Year Ended		Liquidation Date	Remaining Assets at the Liquidation Date (1)
Name	December 31, 2017	December 31, 2016
RCC 2014-CRE2 (2)	$33,050	$12,961	August 2017	92,980
RREF CDO 2006-1	$—	$1,394	April 2016	65,730
RREF CDO 2007-1	$—	$1,890	November 2016	130,857
RCC CRE Notes 2013 (2)	$—	$37,759	December 2016	13,500
Moselle CLO S.A. (3)	$—	$183	January 2015	—

(1)	The remaining assets at the liquidation date were measured at fair value and returned to us in exchange for our preference share and equity notes in the respective securitization.

(2)
Cash distributions for the year ended December 31, 2017 includes preference share and equity notes distributions at liquidation of $25.6 million for RCC 2014-CRE2. Cash distributions for the year ended December 31, 2016 includes preference share and equity notes distributions at liquidation of $33.4 million for RCC CRE Notes 2013.

(3)	Moselle CLO S.A. completed the sale of all of its remaining assets by January 2015.
At February 28, 2018 our liquidity is derived from two primary sources:

•	unrestricted cash and cash equivalents of $200.4 million; and

•	$160.7 million and $95.3 million available under two term financing facilities to finance originations of CRE loans.
Our leverage ratio, defined as the ratio of borrowings to stockholders' equity, may vary as a result of the various funding strategies we use.  At December 31, 2017 and 2016, our leverage ratio under GAAP was 1.7 and 1.9 times equity, respectively.  The leverage ratio decline was driven primarily by the decrease in borrowings, including those in liabilities held for sale, offset by a decrease in stockholders' equity primarily due to the reclassification of the redemption values of our redeemed Series A Preferred Stock and Series B Preferred Stock to preferred stock redemption liability and the recognition of the 4.50% Convertible Senior Notes discount at issuance, offset by earnings in excess of distributions during 2017.

(Back to Index)

(Back to Index)

Distributions
We intend to continue to make regular quarterly distributions to holders of our common stock and preferred stock. U.S. federal income tax law generally requires that a REIT distribute at least 90% of its REIT taxable income annually, determined without regard to the deduction for dividends paid and excluding net capital gains, and that it pay tax at regular corporate rates to the extent that it annually distributes less than 100% of its taxable income. Before we pay any dividend, whether for U.S. federal income tax purposes or otherwise, we must first meet both our operating requirements and debt service on our repurchase agreements and other debt payable. If our cash available for distribution is less than our taxable income, we could be required to sell assets or borrow funds to make cash distributions, or we may make a portion of the required distribution in the form of a taxable stock distribution or distribution of debt securities.
Contractual Obligations and Commitments

	Contractual Commitments (1)
	(dollars in thousands)
	Payments due by Period
Category	Total	Less than 1 year	1 - 3 years	3 - 5 years	More than 5 years
CRE Securitizations	$416,655	$—	$—	$—	$416,655
Unsecured Junior Subordinated Debentures (2)	51,548	—	—	—	51,548
4.50% Convertible Senior Notes (3)	127,124	—	—	127,124	—
6.00% Convertible Senior Notes (4)	69,525	69,525	—	—	—
8.00% Convertible Senior Notes (5)	20,716	—	20,716	—	—
Repurchase and credit facilities (6)	477,917	428,321	49,596	—	—
Unfunded commitments on CRE loans (7)	84,081	—	84,081	—	—
Base management fees (8)	11,250	11,250	—	—	—
Total	$1,258,816	$509,096	$154,393	$127,124	$468,203

(1)	Contractual commitments on borrowings are presented net of deferred debt issuance costs and discounts.

(2)	Contractual commitments exclude $31.4 million and $32.3 million of estimated interest expense payable through maturity, in June 2036 and October 2036, respectively, on our trust preferred securities.

(3)	Contractual commitments exclude $30.3 million of interest expense payable through maturity, in August 2022, on our 4.50% Convertible Senior Notes.

(4)	Contractual commitments exclude $4.3 million of interest expense payable through maturity, in December 2018, on our 6.00% Convertible Senior Notes.

(5)	Contractual commitments exclude $3.5 million of interest expense payable through maturity, in January 2020, on our 8.00% Convertible Senior Notes.

(6)	Contractual commitments include $1.1 million of accrued interest expense at December 31, 2017 on our repurchase facilities.

(7)
Unfunded commitments on our originated CRE whole loans generally fall into two categories: (i) pre-approved capital improvement projects and (ii) new or additional construction costs subject, in each case, to the borrower meeting specified criteria. Upon completion of the improvements or construction, we would receive additional interest income on the advanced amount. At December 31, 2017, we had unfunded commitments on 38 CRE whole loans.

(8)
Calculated only for the next 12 months based on a fixed amount as defined in our Third Amended and Restated Management Agreement. Our management agreement also provides for an incentive fee arrangement that is based on operating performance.  Because the incentive fee is not a fixed and determinable amount, it is not included in this table.

Off-Balance Sheet Arrangements
General
At December 31, 2017, we did not maintain any relationships with unconsolidated entities or financial partnerships that were established for the purpose of facilitating off-balance sheet arrangements or contractually narrow or limited purposes, although we do have interests in unconsolidated entities not established for those purposes. Except as set forth below, at December 31, 2017, we had not guaranteed obligations of any unconsolidated entities or entered into any commitment or letter of intent to provide additional funding to any such entities.
Unfunded CRE Whole Loan Commitments
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

(Back to Index)

Guarantees and Indemnifications
In the ordinary course of business, we may provide guarantees and indemnifications that contingently obligate us to make payments to the guaranteed or indemnified party based on changes in the value of an asset, liability or equity security of the guaranteed or indemnified party. As such, we may be obligated to make payments to a guaranteed party based on another entity's failure to perform or achieve specified performance criteria, or we may have an indirect guarantee of the indebtedness of others.
In May 2017, we received proceeds of $16.2 million from the sale of our equity interest in Pearlmark Mezz, an unconsolidated entity. As part of our sale of Pearlmark Mezz, we entered into an indemnification agreement whereby we indemnified the purchaser against realized losses of up to $4.3 million on the Kingsway mezzanine loan until the final maturity date in 2020. A reserve of $703,000 for probable losses was recorded during the year ended December 31, 2017.
Critical Accounting Policies and Estimates
Our consolidated financial statements are prepared by management in accordance with GAAP. The preparation of financial statements in conformity with GAAP requires that we make estimates and assumptions that may affect the value of our assets or liabilities and disclosure of contingent assets and liabilities at the date of our financial statements, and our financial results. We believe that certain of our policies are critical because they require us to make difficult, subjective and complex judgments about matters that are inherently uncertain. The critical policies summarized below relate to valuation of investment securities, accounting for derivative financial instruments and hedging activities, income taxes, allowance for loan and lease losses and VIEs. We have reviewed these accounting policies with our board of directors and believe that all of the decisions and assessments upon which our financial statements are based were reasonable at the time made based upon information available to us at the time.
Valuation of Investment Securities
We classify our investment portfolio as either available-for-sale investments or trading investments. For a discussion of the basis of fair value analysis, and of the determination of whether an asset's valuation should be characterized as Level 1, Level 2 or Level 3, see Note 2 in Item 8, "Financial Statements and Supplementary Data."
We report investment securities available-for-sale at fair value, with unrealized gains and losses reported as a component of accumulated other comprehensive income on our consolidated balance sheets. We also report investment securities, trading at fair value with unrealized gains and losses reported as net realized and unrealized (loss) gain on investment securities, trading on the consolidated statements of operations. At December 31, 2017 and 2016, we had aggregate net unrealized gains on our available-for-sale securities of $695,000 and $3.1 million, respectively. To determine fair value, we use an independent third-party valuation firm utilizing data available in the market as well as appropriate prepayment, default and recovery rates. We evaluate the reasonableness of the valuation we receive by using a dealer quote, bid or internal model. If there is a material difference between the value indicated by the third-party valuation firm and the dealer quote, we will evaluate the difference which could result in an updated valuation from the third-party firm or a revised dealer quote. Based on the prioritization of inputs used in valuation of each position, we categorize these investments as either Level 2 or 3 in the fair value hierarchy.
We are required to determine when an investment is considered impaired (i.e., decline in fair value below its amortized cost), evaluate whether the impairment is other than temporary (i.e., the investment value will not be recovered over its remaining life), and, if the impairment is other than temporary, recognize an impairment loss equal to the difference between the investment's cost and its fair value, see Note 2 in Item 8, "Financial Statements and Supplementary Data."
We record investment securities transactions on the trade date. We record purchases of newly issued securities when all significant uncertainties regarding the characteristics of the securities are removed, generally shortly before settlement date. We determine realized gains and losses on investment securities on the specific identification method.
Accounting for Derivative Financial Instruments and Hedging Activities
We enter into derivative contracts, including interest rate swaps and interest rate caps, as a means of mitigating our interest rate risk on forecasted interest expense associated with the benchmark rate on forecasted rollover/reissuance of repurchase agreements or the interest rate repricing of repurchase agreements, or other similar hedged items, for a specified future time period.

(Back to Index)

The contracts we have entered into, from time to time, have been designated as cash flow hedges and are evaluated at inception and on an ongoing basis in order to determine whether they qualify for hedge accounting. The hedge instrument must be highly effective in achieving offsetting changes in the hedged item attributable to the risk being hedged in order to qualify for hedge accounting. The interest rate swap contracts are carried on our consolidated balance sheets at fair value. Any ineffectiveness which arises during the hedging relationship must be recognized in interest expense or income during the period in which it arises. Before the end of the specified hedge time period, the effective portion of all contract gains and losses (whether realized or unrealized) is recorded in other comprehensive income or loss. Realized gains and losses on the interest rate hedges are reclassified into earnings as an adjustment to interest expense during the period after the swap repricing date through the remaining maturity of the swap. For taxable income purposes, realized gains and losses on interest rate cap and swap contracts are reclassified into earnings over the term of the hedged transactions as designated for tax.
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
We are also exposed to foreign currency exchange risk, a form of risk that arises from the change in price of one currency against another. Substantially all of our revenues are transacted in U.S. dollars; however, a significant amount of our capital is exposed to other currencies, primarily the euro and, to a lesser extent, the pound sterling. To address this market risk, we generally hedge foreign currency-denominated exposures (typically investments in debt instruments, including forecasted principal and interest payments) with foreign currency forward contracts. We classify these hedges as fair value hedges, which are hedges that mitigate the risk of changes in the fair values of assets, liabilities and certain types of firm commitments. We record changes in fair value of derivatives designated and effective as fair value hedges in earnings offset by corresponding changes in the fair values of the hedged items.
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
U.S. Tax Cuts and Jobs Act
In December 2017, the Tax Cuts and Jobs Act was signed into law. The Tax Cuts and Jobs Act reduced the U.S. corporate income tax rate from 35% to 21% effective January 1, 2018. We are required to revalue our U.S. deferred tax assets and liabilities at the new federal corporate income tax rate as of the date of enactment of the Tax Cuts and Jobs Act and to include the rate change effect in the tax provision for the year ended December 31, 2017. Due to the valuation allowance, recorded against our net deferred tax assets, the rate change did not have any impact on our deferred tax expense. As part of U.S. international tax reform, the Tax Cuts and Jobs Act imposes a transition tax on certain accumulated foreign earnings aggregated across all non-U.S. subsidiaries, net of foreign deficits. At December 31, 2017, we do not have any foreign activity that would be subject to the transition tax.
Allowance for Loan Losses
We maintain an allowance for loan losses. Loans held for investment are first individually evaluated for impairment, and then evaluated as a homogeneous pool of loans with substantially similar characteristics for impairment. We perform the reviews at least quarterly.

(Back to Index)

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
Variable Interest Entities
We consolidate entities that are VIEs where we have determined that we are the primary beneficiary of such entities. Once it is determined that we hold a variable interest in a VIE, management performs a qualitative analysis to determine (i) if we have the power to direct the matters that most significantly impact the VIE's financial performance; and (ii) if we have the obligation to absorb the losses of the VIE that could potentially be significant to the VIE or the right to receive the benefits of the VIE that could potentially be significant to the VIE. If our variable interest possesses both of these characteristics, we are deemed to be the primary beneficiary and would be required to consolidate the VIE. This assessment must be done on an ongoing basis.
At December 31, 2017, we determined that Apidos CDO I, LTD., Apidos CDO III, Apidos Cinco, Whitney CLO I, Ltd., RCC 2015-CRE3, RCC 2015-CRE4 and RCC 2017-CRE5 are VIEs and that, as we are the primary beneficiary, these entities are consolidated VIEs.
Recent Accounting Pronouncements
Accounting Standards Adopted in 2017
In October 2016, the Financial Accounting Standards Board, or FASB, issued guidance to amend how a reporting entity that is the single decision maker of a VIE should treat indirect interests in the entity held through related parties that are under common control with the reporting entity when determining whether it is the primary beneficiary of that VIE. The guidance requires that if, under the first characteristic of a primary beneficiary, the reporting entity determines that it is the single decision maker of a VIE, then the reporting entity is required to include all of its direct variable interests in a VIE and, on a proportionate basis, its indirect variable interests in a VIE held through related parties, including related parties that are under common control with the reporting entity, in determining whether it satisfies the second characteristic of a primary beneficiary, the obligation to absorb losses of the VIE that could potentially be significant to the VIE or the right to receive benefits from the VIE that could potentially be significant to the VIE. If the reporting entity does not satisfy the second characteristic of a primary beneficiary after performing the assessment, the reporting entity is required to evaluate whether it and one or more of its related parties under common control, as a group, have the characteristics of a primary beneficiary. If the characteristics of a primary beneficiary are met as a group, then the party within the related party group that is most closely associated with the VIE is the primary beneficiary. The guidance is effective for annual reporting periods beginning after December 15, 2016, and interim periods within that reporting period. Adoption did not have a material impact on our consolidated financial statements.
In March 2016, the FASB issued guidance intended to simplify various aspects related to how share-based payments are accounted for and presented in the financial statements. The new guidance allows for entities to make an entity-wide accounting policy election to either estimate the number of awards that are expected to vest or account for forfeitures when they occur. In addition, the guidance allows employers to withhold shares to satisfy minimum statutory tax withholding requirements up to the employees' maximum individual tax rate without causing the award to be classified as a liability. The guidance also stipulates that cash paid by an employer to a taxing authority when directly withholding shares for tax-withholding purposes should be classified as a financing activity on the statement of cash flows. This guidance is effective for annual reporting periods beginning after December 15, 2016, and interim periods within that reporting period. Adoption did not have a material impact on our consolidated financial statements.
In May 2014, the FASB issued guidance that establishes key principles by which an entity determines the amount and timing of revenue recognized from customer contracts. At issuance, the guidance was effective for the first interim or annual period beginning after December 15, 2016. In August 2015, the FASB issued additional guidance that delayed the previous effective date by one year, resulting in the original guidance becoming effective for the first interim or annual period beginning after December 15, 2017. Early application, which was not permissible under the initial effectiveness timeline, is now permissible though no earlier than as of the first interim or annual period beginning after December 15, 2016. In 2016, the FASB issued multiple amendments to the accounting standard to provide further clarification. Exclusions from the scope of this guidance include revenues resulting from loans, investment securities available-for-sale, investment securities, trading, investments in unconsolidated entities and leases. We evaluated the applicability of this guidance, considering the scope exceptions, and determined that adoption will not have a material impact on our consolidated financial statements.

(Back to Index)

Accounting Standards to be Adopted in Future Periods
In February 2018, the FASB issued guidance to allow a reclassification from accumulated other comprehensive income to retained earnings for stranded tax effects resulting from the Tax Cuts and Jobs Act. The guidance is effective for annual reporting periods beginning after December 15, 2018, and interim periods within that reporting period. Early adoption is permitted. We are in the process of evaluating the impact of this guidance.
In August 2017, the FASB issued guidance to improve the financial reporting of hedging relationships to better portray the economic results of an entity's risk management activities. Additionally, the guidance simplifies the application of the hedge accounting guidance via certain targeted improvements. The guidance is effective for annual reporting periods beginning after December 15, 2018, and interim periods within that reporting period. Early adoption is permitted. We are in the process of evaluating the impact of this guidance.
In May 2017, the FASB issued guidance to clarify which changes to the terms or conditions of a share-based payment award require an entity to apply modification accounting. Modification accounting should be applied unless all of the following three criteria are met: (i) the fair value of the modified award is the same as the fair value of the original award immediately before the original award is modified; (ii) the vesting conditions of the modified award are the same as the vesting conditions of the original award immediately before the original award is modified; (iii) the classification of the modified award as an equity instrument or a liability instrument is the same as the classification of the original award immediately before the original award is modified. The guidance is effective for annual reporting periods beginning after December 15, 2017, and interim periods within that reporting period. Early adoption is permitted. We are in the process of evaluating the impact of this guidance.
In January 2017, the FASB issued guidance to add the Securities and Exchange Commission ("SEC") Staff Announcement "Disclosure of the Impact that Recently Issued Accounting Standards will have on the Financial Statements of a Registrant when such Standards are Adopted in a Future Period (in accordance with Staff Accounting Bulletin Topic 11.M)." The announcement applies to the May 2014 guidance on revenue recognition from contracts with customers, the February 2016 guidance on leases and the the June 2016 guidance on how credit losses for most financial assets and certain other instruments that are measured at fair value through net income are determined. The announcement provides the SEC staff view that a registrant should evaluate certain recent accounting standards that have not yet been adopted to determine appropriate financial statement disclosures about the potential material effects of those recent accounting standards. If a registrant does not know or cannot reasonably estimate the impact that adoption of the recent accounting standards referenced in this announcement is expected to have on the financial statements, then the registrant should make a statement to that effect and consider the additional qualitative financial statement disclosures to assist the reader in assessing the significance of the impact that the recent accounting standards will have on the financial statements of the registrant when adopted. We have not completed our assessment under the new guidance on revenue recognition from contracts with customers, however, we expect to identify similar performance obligations as currently identified; therefore, we do not expect a material impact upon the application of this guidance. We are in the process of evaluating the impact of this guidance.
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
In June 2016, the FASB issued guidance that will change how credit losses for most financial assets and certain other instruments that are measured at fair value through net income are determined. The new guidance will replace the current incurred loss approach with an expected loss model for instruments measured at amortized cost. For available-for-sale debt securities, the guidance requires recording allowances rather than reducing the carrying amount, as it is currently under the other-than-temporary impairment model. It also simplifies the accounting model for credit-impaired debt securities and loans. This guidance is effective for annual reporting periods beginning after December 15, 2019, and interim periods within that reporting period. Early adoption is permitted for annual periods beginning after December 15, 2018, and interim periods within that reporting period, with any adjustments reflected as of the beginning of the fiscal year of adoption. We are in the process of evaluating the impact of this new guidance.
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
In January 2016, the FASB issued guidance to address certain aspects of recognition, measurement, presentation and disclosure of financial instruments in order to provide users of financial statements with more decision-useful information. The guidance requires equity investments to be measured at fair value with changes in fair value recognized in net income; simplifies the impairment assessment of equity investments without readily determinable fair values by requiring a qualitative assessment to identify impairment; eliminates the requirement for public business entities to disclose the method(s) and significant assumptions used to estimate the fair value that is required to be disclosed for financial instruments measured at amortized cost on the balance sheet; requires public business entities to use the exit price notion when measuring the fair value of financial instruments for disclosure purposes; requires an entity to present separately in other comprehensive income the portion of the total change in the fair value of a liability resulting from a change in the instrument-specific credit risk when the entity has elected to measure the liability at fair value in accordance with the fair value option for financial instruments; requires separate presentation of financial assets and financial liabilities by measurement category and form of financial assets on the balance sheet or the accompanying notes to the financial statements and clarifies that an entity should evaluate the need for a valuation allowance on a deferred tax asset related to available-for-sale securities in combination with the entity's other deferred tax assets.  It is effective for annual reporting periods, and the interim periods within those periods, beginning after December 15, 2017 and early adoption is permitted for certain provisions. We are currently evaluating the impact of this new guidance.
Inflation
Virtually all of our assets and liabilities are interest rate sensitive in nature. As a result, interest rates and other factors influence our performance far more than does inflation. Changes in interest rates do not necessarily correlate with inflation rates or changes in inflation rates. Our consolidated financial statements are prepared in accordance with GAAP and our distributions are determined by our board of directors based primarily on our maintaining our REIT qualification; in each case, our activities and balance sheet are measured with reference to historical cost and/or fair market value without considering inflation.

ITEM 7A .	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
At December 31, 2017, the primary component of our market risk was interest rate risk, as described below. While we do not seek to avoid risk completely, we do seek to assume risk that can be quantified from historical experience, to actively manage that risk, to earn sufficient compensation to justify assuming that risk and to maintain capital levels consistent with the risk we undertake or to which we are exposed.

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
The following sensitivity analysis table presents, at December 31, 2017, the estimated impact on the fair value of our interest rate-sensitive investments and liabilities of changes in interest rates, assuming rates instantaneously fall 100 basis points and rise 100 basis points (in thousands, except percentages):

	December 31, 2017
	Interest rates fall 100 basis points	Unchanged	Interest rates rise 100 basis points
Interest rate-sensitive investments securities:
Fair value	$99,403	$95,004	$90,957
Change in fair value	4,399	—	(4,047)
Change as a percent of fair value	4.63%	—%	(4.26)%

Interest rate-sensitive hedging instruments:
Fair value	$(2,919)	$602	$3,809
Change in fair value	(3,521)	—	3,207
Change as a percent of fair value	(585)%	—%	533%
For purposes of the table, we have excluded our investments with variable interest rates that are indexed to LIBOR. Because the variable rates on these instruments are short-term in nature, we are not subject to material exposure from movements in fair value as a result of changes in interest rates.
It is important to note that the impact of changing interest rates on fair value can change significantly when interest rates change beyond 100 basis points from current levels. Therefore, the volatility in the fair value of our assets could increase significantly when interest rates change beyond 100 basis points from current levels. In addition, other factors impact the fair value of our interest rate-sensitive investment securities and hedging instruments, such as the shape of the yield curve, market expectations as to future interest rate changes and other market conditions. Accordingly, in the event of changes in actual interest rates, the change in the fair value of our assets would likely differ from that shown above and such difference might be material and adverse to our stockholders.
Risk Management
To the extent consistent with maintaining our status as a REIT, we seek to manage our interest rate risk exposure to protect our variable rate debt against the effects of major interest rate changes. We generally seek to manage our interest rate risk by:

•	monitoring and adjusting, if necessary, the reset index and interest rate related to our borrowings;

•	attempting to structure our borrowing agreements for our CMBS to have a range of different maturities, terms, amortizations and interest rate adjustment periods; and

•	using derivatives to adjust the interest rate-sensitivity of our variable rate borrowings which we discuss in "Financial Condition - Hedging Instruments."

(Back to Index)

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

(Back to Index)

(Back to Index)

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
Board of Directors and Shareholders
Resource Capital Corp.
Opinion on the financial statements
We have audited the accompanying consolidated balance sheets of Resource Capital Corp. (a Maryland corporation) and subsidiaries (the "Company") as of December 31, 2017 and 2016, the related consolidated statements of operations, comprehensive income (loss), changes in equity, and cash flows for each of the three years in the period ended December 31, 2017, and the related notes and financial statement schedules appearing under Item 15(a)(2) (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2017 and 2016, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2017, in conformity with accounting principles generally accepted in the United States of America.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) ("PCAOB"), the Company's internal control over financial reporting as of December 31, 2017, based on criteria established in the 2013 Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO"), and our report dated March 15, 2018 expressed an unqualified opinion.
Basis for opinion
These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ GRANT THORNTON LLP

We have served as the Company's auditor since 2005.
Philadelphia, Pennsylvania
March 15, 2018

(Back to Index)

(Back to Index)

RESOURCE CAPITAL CORP. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share data)

	December 31,
	2017	2016
ASSETS (1)
Cash and cash equivalents	$181,490	$116,026
Restricted cash	22,874	3,399
Interest receivable	6,859	6,404
CRE loans, pledged as collateral and net of allowances of $5,328 and $3,829	1,284,822	1,286,278
Investment securities available-for-sale, including securities pledged as collateral of $169,582 and $97,458	211,737	124,968
Investment securities, trading	178	4,492
Loans held for sale	13	1,007
Principal paydowns receivable	76,129	19,280
Investments in unconsolidated entities	12,051	87,919
Derivatives, at fair value	602	647
Direct financing leases, net of allowances of $735 and $465	151	527
Intangible assets	—	213
Other assets	7,451	14,673
Deferred tax asset, net	—	4,255
Assets held for sale (amounts include $61,841 and $158,178 of legacy CRE loans held for sale in continuing operations, see Note 24)	107,718	383,455
Total assets	$1,912,075	$2,053,543
LIABILITIES (2)
Accounts payable and other liabilities	$5,153	$4,480
Management fee payable - related party	1,035	1,318
Accrued interest expense	4,387	4,979
Borrowings	1,163,485	1,191,456
Distributions payable	5,581	5,560
Preferred stock redemption liability	50,000	—
Derivatives, at fair value	76	97
Accrued tax liability	540	—
Liabilities held for sale (see Note 24)	10,342	142,563
Total liabilities	1,240,599	1,350,453
EQUITY
Preferred stock, par value $0.001: 10,000,000 shares authorized 8.50% Series A Cumulative Redeemable Preferred Stock, liquidation preference $25.00 per share; 0 and 1,069,016 shares issued and outstanding	—	1
Preferred stock, par value $0.001: 10,000,000 shares authorized 8.25% Series B Cumulative Redeemable Preferred Stock, liquidation preference $25.00 per share; 4,613,596 and 5,544,579 shares issued and outstanding	5	6
Preferred stock, par value $0.001: 10,000,000 shares authorized 8.625% Fixed-to-Floating Series C Cumulative Redeemable Preferred Stock, liquidation preference $25.00 per share; 4,800,000 and 4,800,000 shares issued and outstanding	5	5
Common stock, par value $0.001: 125,000,000 shares authorized; 31,429,892 and 31,050,020 shares issued and outstanding (including 483,073 and 400,050 unvested restricted shares)	31	31
Additional paid-in capital	1,187,911	1,218,352
Accumulated other comprehensive income	1,297	3,081
Distributions in excess of earnings	(517,773)	(517,177)
Total Resource Capital Corp. stockholders' equity	671,476	704,299
Non-controlling interests	—	(1,209)
Total equity	671,476	703,090
TOTAL LIABILITIES AND EQUITY	$1,912,075	$2,053,543

The accompanying notes are an integral part of these statements
(Back to Index)

(Back to Index)

RESOURCE CAPITAL CORP. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS - (Continued)
(in thousands, except share and per share data)

	December 31,
	2017	2016
(1) Assets of consolidated variable interest entities ("VIEs") included in total assets above:
Restricted cash	$20,846	$3,308
Interest receivable	3,347	3,153
CRE loans, pledged as collateral and net of allowances of $1,330 and $763	603,110	747,726
Investment securities available-for-sale, pledged as collateral, at fair value	—	369
Loans held for sale	13	1,007
Principal paydowns receivable	72,207	5,820
Other assets	73	58
Total assets of consolidated VIEs	$699,596	$761,441

(2) Liabilities of consolidated VIEs included in total liabilities above:
Accounts payable and other liabilities	$96	$133
Accrued interest expense	592	519
Borrowings	416,655	480,103
Total liabilities of consolidated VIEs	$417,343	$480,755

The accompanying notes are an integral part of these statements
(Back to Index)

(Back to Index)

RESOURCE CAPITAL CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except share and per share data)

	Years Ended December 31,
	2017	2016	2015
REVENUES
Interest income:
CRE loans	$88,268	$85,229	$99,334
Securities	8,501	22,384	18,332
Other	2,549	5,005	4,252
Total interest income	99,318	112,618	121,918
Interest expense	57,657	53,747	56,530
Net interest income	41,661	58,871	65,388
Other revenue	2,048	3,809	4,931
Total revenues	43,709	62,680	70,319
OPERATING EXPENSES
Management fees - related party	13,117	12,991	13,306
Equity compensation - related party	2,738	3,025	2,420
General and administrative	15,846	15,197	16,346
Depreciation and amortization	139	1,566	4,245
Impairment losses	177	26,470	372
Provision for loan and lease losses, net	1,772	17,765	41,088
Total operating expenses	33,789	77,014	77,777

	9,920	(14,334)	(7,458)
OTHER INCOME (EXPENSE)
Equity in earnings of unconsolidated entities	39,545	5,973	2,388
Net realized and unrealized gain on investment securities available-for-sale and loans and derivatives	18,334	4,066	18,459
Net realized and unrealized (loss) gain on investment securities, trading	(954)	2,398	(547)
Fair value adjustments on financial assets held for sale	(1,831)	—	—
Unrealized gain and net interest income on linked transactions, net	—	—	235
Loss on extinguishment/reissuance of debt	(10,365)	—	(1,403)
Other (expense) income	(579)	1,555	759
Total other income	44,150	13,992	19,891

INCOME (LOSS) FROM CONTINUING OPERATIONS BEFORE TAXES	54,070	(342)	12,433
Income tax expense	(6,613)	(10,992)	(1,354)
NET INCOME (LOSS) FROM CONTINUING OPERATIONS	47,457	(11,334)	11,079
NET (LOSS) INCOME FROM DISCONTINUED OPERATIONS, NET OF TAX	(14,116)	(19,260)	6,104
NET INCOME (LOSS)	33,341	(30,594)	17,183
Net income allocated to preferred shares	(24,057)	(24,091)	(24,437)
Carrying value (less than) in excess of consideration paid for preferred shares	(3,803)	1,500	—
Net loss (income) allocable to non-controlling interest, net of taxes	196	229	(6,628)
NET INCOME (LOSS) ALLOCABLE TO COMMON SHARES	$5,677	$(52,956)	$(13,882)

The accompanying notes are an integral part of these statements
(Back to Index)

(Back to Index)

RESOURCE CAPITAL CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS - (Continued)
(in thousands, except share and per share data)

	Years Ended December 31,
	2017	2016	2015
NET (LOSS) INCOME PER COMMON SHARE - BASIC:
CONTINUING OPERATIONS	$0.64	$(1.10)	$(0.62)
DISCONTINUED OPERATIONS	(0.46)	(0.63)	0.19
TOTAL NET INCOME (LOSS) PER COMMON SHARE - BASIC	$0.18	$(1.73)	$(0.43)
NET INCOME (LOSS) PER COMMON SHARE - DILUTED:
CONTINUING OPERATIONS	$0.64	$(1.10)	$(0.62)
DISCONTINUED OPERATIONS	(0.46)	(0.63)	0.19
TOTAL NET INCOME (LOSS) PER COMMON SHARE - DILUTED	$0.18	$(1.73)	$(0.43)
WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING - BASIC	30,836,400	30,539,369	32,280,319
WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING - DILUTED	31,075,787	30,539,369	32,280,319

The accompanying notes are an integral part of these statements
(Back to Index)

(Back to Index)

RESOURCE CAPITAL CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(in thousands)

	Years Ended December 31,
	2017	2016	2015
Net income (loss)	$33,341	$(30,594)	$17,183
Other comprehensive income (loss):
Reclassification adjustment for realized losses (gains) on available-for-sale securities included in net income	(534)	(1,916)	(13,435)
Unrealized (losses) gains on available-for-sale securities, net	(1,870)	5,850	(4,781)
Reclassification adjustments associated with unrealized gains (losses) from interest rate hedges included in net income	18	(5)	275
Unrealized gains on derivatives, net	602	118	5,221
Foreign currency translation adjustments	—	—	349
Total other comprehensive income (loss)	(1,784)	4,047	(12,371)
Comprehensive income (loss) before allocation to non-controlling interests and preferred shares	31,557	(26,547)	4,812
Unrealized losses on available-for-sale securities allocable to non-controlling interests	—	—	3,405
Net loss (income) allocable to non-controlling interests	196	229	(6,628)
Net income allocated to preferred shares	(24,057)	(24,091)	(24,437)
Carrying value in excess of consideration paid for preferred shares	(3,803)	1,500	—
Comprehensive income (loss) allocable to common shares	$3,893	$(48,909)	$(22,848)

The accompanying notes are an integral part of these statements
(Back to Index)

(Back to Index)
RESOURCE CAPITAL CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CHANGES IN EQUITY
FOR THE YEARS ENDED DECEMBER 31, 2017, 2016 AND 2015
(in thousands, except share and per share data)

	Common Stock
	Shares	Amount	Preferred Shares - Series A	Preferred Shares - Series B	Preferred Shares - Series C	Additional Paid-In Capital	Accumulated Other Comprehensive (Loss) Income	Retained Earnings	Distributions in Excess of Earnings	Total Stockholders' Equity	Non-Controlling Interests	Total Equity
Balance, January 1, 2015	33,243,794	$33	$1	$6	$5	$1,245,345	$6,043	$—	$(315,910)	$935,523	$16,588	$952,111
Proceeds from dividend reinvestment and stock purchase plan	20,963	—	—	—	—	328	—	—	—	328	—	328
Proceeds from issuance of preferred stock	—	—	—	—	—	3,113	—	—	—	3,113	—	3,113
Offering costs	—	—	—	—	—	(185)	—	—	—	(185)	—	(185)
Discount on 8.00% convertible senior notes	—	—	—	—	—	2,528	—	—	—	2,528	—	2,528
Stock based compensation	307,611	—	—	—	—	—	—	—	—	—	—	—
Amortization of stock based compensation	—	—	—	—	—	3,145	—	—	—	3,145	—	3,145
Purchase and retirement of common shares	(2,001,263)	(1)	—	—	—	(25,928)	—	—	—	(25,929)	—	(25,929)
Forfeiture of unvested stock	(8,381)	—	—	—	—	—	—	—	—	—	—	—
Contributions from (distributions to), net non-controlling interests	—	—	—	—	—	—	—	—	—	—	(11,915)	(11,915)
Net income (loss)	—	—	—	—	—	—	—	10,555	—	10,555	6,628	17,183
Preferred dividends	—	—	—	—	—	—	—	(24,437)	—	(24,437)	—	(24,437)
Securities available-for-sale, fair value adjustment, net	—	—	—	—	—	—	(14,811)	—	—	(14,811)	(3,405)	(18,216)
Designated derivatives, fair value adjustment	—	—	—	—	—	—	5,496	—	—	5,496	—	5,496
Foreign currency translation adjustment	—	—	—	—	—	—	349	—	—	349	—	349
Distributions on common stock	—	—	—	—	—	—	—	13,882	(90,693)	(76,811)	—	(76,811)
Balance, December 31, 2015	31,562,724	$32	$1	$6	$5	$1,228,346	$(2,923)	$—	$(406,603)	$818,864	$7,896	$826,760

The accompanying notes are an integral part of these statements
(Back to Index)

(Back to Index)
RESOURCE CAPITAL CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CHANGES IN EQUITY
FOR THE YEARS ENDED DECEMBER 31, 2017, 2016 AND 2015 - (Continued)
(in thousands, except share and per share data)

	Common Stock
	Shares	Amount	Preferred Shares - Series A	Preferred Shares - Series B	Preferred Shares - Series C	Additional Paid-In Capital	Accumulated Other Comprehensive (Loss) Income	Retained Earnings	Distributions in Excess of Earnings	Total Stockholders' Equity	Non-Controlling Interests	Total Equity
Balance, December 31, 2015	31,562,724	$32	$1	$6	$5	$1,228,346	$(2,923)	$—	$(406,603)	$818,864	$7,896	$826,760
Deconsolidation of variable interest entities	—	—	—	—	—	—	1,957	—	(16,932)	(14,975)	(8,876)	(23,851)
Balance, January 1, 2016	31,562,724	32	1	6	5	1,228,346	(966)	—	(423,535)	803,889	(980)	802,909
Proceeds from dividend reinvestment and stock purchase plan	9,980	—	—	—	—	117	—	—	—	117	—	117
Discount on 8.00% convertible senior notes	—	—	—	—	—	19	—	—	—	19	—	19
Stock based compensation	307,070	—	—	—	—	—	—	—	—	—	—	—
Amortization of stock based compensation	—	—	—	—	—	3,964	—	—	—	3,964	—	3,964
Purchase and retirement of common shares	(813,834)	(1)	—	—	—	(9,479)	—	—	—	(9,480)	—	(9,480)
Forfeiture of unvested stock	(15,920)	—	—	—	—	—	—	—	—	—	—	—
Net income (loss)	—	—	—	—	—	—	—	(30,365)	—	(30,365)	(229)	(30,594)
Preferred dividends	—	—	—	—	—	—	—	(24,091)	—	(24,091)	—	(24,091)
Preferred stock redemption	—	—	—	—	—	(4,615)	—	1,500	—	(3,115)	—	(3,115)
Securities available-for-sale, fair value adjustment, net	—	—	—	—	—	—	3,934	—	—	3,934	—	3,934
Designated derivatives, fair value adjustment	—	—	—	—	—	—	113	—	—	113	—	113
Distributions on common stock	—	—	—	—	—	—	—	52,956	(93,642)	(40,686)	—	(40,686)
Balance, December 31, 2016	31,050,020	$31	$1	$6	$5	$1,218,352	$3,081	$—	$(517,177)	$704,299	$(1,209)	$703,090

The accompanying notes are an integral part of these statements
(Back to Index)

(Back to Index)
RESOURCE CAPITAL CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CHANGES IN EQUITY
FOR THE YEARS ENDED DECEMBER 31, 2017, 2016 AND 2015 - (Continued)
(in thousands, except share and per share data)

	Common Stock
	Shares	Amount	Preferred Shares - Series A	Preferred Shares - Series B	Preferred Shares - Series C	Additional Paid-In Capital	Accumulated Other Comprehensive (Loss) Income	Retained Earnings	Distributions in Excess of Earnings	Total Stockholders' Equity	Non-Controlling Interests	Total Equity
Balance, January 1. 2017	31,050,020	$31	$1	$6	$5	$1,218,352	$3,081	$—	$(517,177)	$704,299	$(1,209)	$703,090
Offering costs	—	—	—	—	—	(385)	—	—	—	(385)	—	(385)
Equity component of 4.50% convertible senior notes	—	—	—	—	—	14,231	—	—	—	14,231	—	14,231
Stock based compensation	422,622	—	—	—	—	539	—	—	—	539	—	539
Amortization of stock based compensation	—	—	—	—	—	3,172	—	—	—	3,172	—	3,172
Retirement of common shares	(16,137)	—	—	—	—	(150)	—	—	—	(150)	—	(150)
Forfeiture of unvested stock	(26,613)	—	—	—	—	—	—	—	—	—	—	—
Net income (loss)	—	—	—	—	—	—	—	33,537	—	33,537	(196)	33,341
Preferred dividends	—	—	—	—	—	—	—	(24,057)	—	(24,057)	—	(24,057)
Preferred stock redemption	—	—	(1)	(1)	—	(46,244)	—	(3,803)	—	(50,049)	—	(50,049)
Securities available-for-sale, fair value adjustment, net	—	—	—	—	—	—	(2,403)	—	—	(2,403)	—	(2,403)
Designated derivatives, fair value adjustment	—	—	—	—	—	—	619	—	—	619	—	619
Distributions on common stock	—	—	—	—	—	—	—	(5,677)	(596)	(6,273)	—	(6,273)
Repurchase of conversion option	—	—	—	—	—	(194)	—	—	—	(194)	—	(194)
Purchase of non-controlling interest	—	—	—	—	—	(1,410)	—	—	—	(1,410)	1,405	(5)
Balance, December 31, 2017	31,429,892	$31	$—	$5	$5	$1,187,911	$1,297	$—	$(517,773)	$671,476	$—	$671,476

The accompanying notes are an integral part of these statements
(Back to Index)

(Back to Index)

RESOURCE CAPITAL CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Years Ended December 31,
	2017	2016	2015
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$33,341	$(30,594)	$17,183
Net loss (income) from discontinued operations, net of tax	14,116	19,260	(6,104)
Net income (loss) from continuing operations	47,457	(11,334)	11,079
Adjustments to reconcile net income (loss) from continuing operations to net cash provided by (used in) continuing operating activities:
Provision for loan and lease losses, net	1,772	17,765	41,088
Depreciation, amortization and accretion	3,150	(16,458)	13,812
Amortization of stock based compensation	2,738	3,025	2,420
Deferred income tax expense (benefit)	4,763	8,293	(781)
Provision for deferred taxes	—	11,294	—
Sale of and principal payments on syndicated corporate loans held for sale	1,471	—	—
Sale (purchase) of and principal payments on investment securities, trading, net	4,493	269	(5,486)
Net realized and unrealized loss (gain) on investment securities, trading	954	(2,398)	547
Net realized and unrealized gain on investment securities available-for-sale and loans and derivatives	(18,334)	(4,066)	(18,459)
Fair value adjustments on financial assets held for sale	1,831	—	—
Loss on extinguishment of debt	10,365	—	1,403
Gain on sale of real estate	—	(64)	(206)
Settlement of derivative instruments	—	(72)	3,944
Impairment losses	177	26,470	372
Unrealized gain and net interest income on linked transactions, net	—	—	(235)
Equity in net earnings of unconsolidated entities	(39,545)	(5,973)	(2,388)
Return on investments in unconsolidated entities	50,046	—	—
Changes in operating assets and liabilities, net of acquisitions
(Increase) decrease in restricted cash	(1,664)	551	2,292
Decrease in interest receivable, net of purchased interest	170	738	1,688
Increase in management fee payable - related party	881	185	—
Increase (decrease) in accounts payable and other liabilities	750	447	(2,569)
(Decrease) increase in accrued interest expense	(592)	(91)	3,063
Decrease (increase) in other assets	2,984	(3,071)	(10,025)
Net cash provided by continuing operating activities	73,867	25,510	41,559
Net cash provided by (used in) discontinued operating activities	146,931	(43,372)	28,436
Net cash provided by (used in) operating activities	220,798	(17,862)	69,995

CASH FLOWS FROM INVESTING ACTIVITIES:
(Increase) decrease in restricted cash	(17,863)	19,904	79,799
Deconsolidation of VIEs (1)	—	(472)	—
Origination and purchase of loans	(555,359)	(238,189)	(731,207)
Principal payments received on loans and leases	610,536	337,656	496,564
Proceeds from sale of loans	—	556	102,906
Purchase of investment securities available-for-sale	(172,081)	(17,428)	(40,375)
Principal payments on investment securities available-for-sale	56,715	100,802	75,960
Proceeds from sale of investment securities available-for-sale	40,048	2,818	65,787
Acquisition of legacy collateralized debt obligation assets	—	(67,781)	—
Acquisition of the remaining interest in Life Care Funding, LLC	(5)	—	—
Proceeds from sale of Northport TRS, LLC	—	2,361	—
Return of capital from (investments in) unconsolidated entities	48,603	(119)	2,715
Proceeds from the sale of an investment in unconsolidated entity	16,159	—	—
Settlement of derivative instruments	(1,491)	1,013	5,553
Proceeds from sale of real estate held for sale	—	—	121
Purchase of furniture and fixtures	—	(28)	—

The accompanying notes are an integral part of these statements
(Back to Index)

(Back to Index)

RESOURCE CAPITAL CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS - (Continued)
(in thousands)

	Years Ended December 31,
	2017	2016	2015
CASH FLOWS FROM INVESTING ACTIVITIES, continued:
Acquisition of property and equipment	—	—	(14)
Principal payments received on loans - related parties	—	—	558
Net cash provided by continuing investing activities	25,262	141,093	58,367
Net cash provided by (used in) discontinued investing activities	19,070	161,501	(117,872)
Net cash provided by (used in) investing activities	44,332	302,594	(59,505)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net proceeds from issuances of common stock and dividend reinvestment and stock purchase plan (net of offering costs of $385, $0 and $100)	—	115	228
Proceeds from issuance of 8.25% Series B Cumulative Redeemable Preferred Stock (net of offering costs of $0, $0 and $85)	—	—	3,028
Repurchase of common stock	—	(9,480)	(25,929)
Retirement of common stock	(149)	—	—
Repurchase of preferred stock	—	(3,114)	—
Net proceeds from repurchase agreements	24,882	119,420	2,432
Proceeds from borrowings:
Securitizations	251,449	—	505,862
Convertible senior notes	121,589	—	99,000
Reissuance of debt	—	—	16,597
Payments on borrowings:
Collateralized debt obligations	—	—	(327,537)
Securitizations	(317,021)	(276,397)	(205,125)
Convertible senior notes	(108,690)	—	—
Payment of debt issuance costs	(8,278)	(1,977)	(12,136)
Distributions to non-controlling interest and subordinated note holders	—	—	(12,433)
Proceeds received from non-controlling interest	—	—	—
Distributions paid on preferred stock	(24,057)	(24,158)	(24,390)
Distributions paid on common stock	(6,252)	(52,409)	(90,100)
Net cash used in continuing financing activities	(66,527)	(248,000)	(70,503)
Net cash (used in) provided by discontinued financing activities	(133,139)	538	58,864
Net cash used in financing activities	(199,666)	(247,462)	(11,639)
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	65,464	37,270	(1,149)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	116,026	78,756	79,905
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$181,490	$116,026	$78,756
SUPPLEMENTAL DISCLOSURE:
Interest expense paid in cash	$48,902	$46,959	$48,089
Income taxes paid in cash	$517	$4,051	$11,710

(1)	Cash and cash equivalents as of January 1, 2016 decreased by $472,000 due to the adoption of the amendments to the consolidation accounting guidance resulting in the deconsolidation of five VIEs.

The accompanying notes are an integral part of these statements
(Back to Index)

(Back to Index)

RESOURCE CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2017

NOTE 1 - ORGANIZATION
Resource Capital Corp., a Maryland corporation, and its subsidiaries (collectively, the "Company") is a real estate investment trust ("REIT") that is primarily focused on originating, holding and managing commercial mortgage loans and commercial real estate-related debt investments. The Company is externally managed by Resource Capital Manager, Inc. (the "Manager"), which is an indirect wholly-owned subsidiary of C-III Capital Partners LLC ("C-III"), a leading commercial real estate ("CRE") investment management and services company engaged in a broad range of activities. C-III is the beneficial owner of approximately 2.4% of the Company's outstanding common shares at December 31, 2017.
The Company has qualified, and expects to qualify in the current fiscal year, as a REIT.
In November 2016, the Company received approval from its board of directors to execute a strategic plan (the "Plan") to focus its strategy on CRE debt investments. The Plan contemplates disposing of certain loans underwritten prior to 2010 ("Legacy CRE loans"), exiting underperforming non-core asset classes (residential real estate-related assets and commercial finance assets) and establishing a dividend policy based on sustainable earnings. As a result, the Company evaluated its residential mortgage and middle market lending segments' assets and liabilities and determined both met all of the criteria to be classified as held for sale in the fourth quarter of 2016. As a result of the reclassification, these segments are reported as discontinued operations and have been excluded from continuing operations. See Note 24 for further discussion.
In July 2016, the Company underwent an internal tax restructuring in order to reduce costs and increase efficiencies by consolidating operations into one centralized entity or group of entities. As a result of this tax restructuring, several of the Company's directly owned subsidiaries converted from corporations to single member limited liability companies ("LLCs"). In addition, several directly owned subsidiaries of the Company merged into a wholly-owned taxable REIT subsidiary ("TRS") and were dissolved upon the restructuring.
The following subsidiaries are consolidated in the Company's financial statements:

•
RCC Real Estate, Inc. ("RCC Real Estate"), a wholly-owned subsidiary, holds CRE loans, CRE-related securities and historically has held direct investments in real estate.  RCC Real Estate owns 100% of the equity of the following VIEs:

◦
Resource Real Estate Funding CDO 2006-1, Ltd. ("RREF CDO 2006-1") and Resource Real Estate Funding CDO 2007-1, Ltd. ("RREF CDO 2007-1") were established to complete a collateralized debt obligation ("CDO") issuance secured by a portfolio of CRE loans and commercial mortgage-backed securities ("CMBS"). These entities were deconsolidated in January 2016, and the retained investments were accounted for as an investment securities available-for-sale in the Company's consolidated financial statements. In April 2016 and November 2016, RREF CDO 2006-1 and RREF CDO 2007-1, respectively, were liquidated in exchange for the Company's interests. The remaining assets of the CDOs were distributed to the Company, comprised of investment securities available-for-sale and CRE loans held for investment that were recorded at fair value.

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

(Back to Index)

(Back to Index)

RESOURCE CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
DECEMBER 31, 2017

•
RCC Commercial, Inc. ("RCC Commercial"), a wholly-owned subsidiary, holds a 29.6% investment in NEW NP, LLC, which holds syndicated corporate loan investments and one directly originated middle market loan. NEW NP, LLC owned 100% of Northport TRS, LLC which held middle market loans. NEW NP, LLC sold its interest in Northport TRS, LLC in August 2016. In November 2016, NEW NP, LLC's operations were reclassified to discontinued operations. See Note 24 for further discussion. RCC Commercial also owns 100% of Apidos CDO III, Ltd. ("Apidos CDO III"). Apidos CDO III, a TRS, was established to complete a CDO issuance secured by a portfolio of syndicated corporate loan and asset-backed securities ("ABS"). In June 2015, the Company liquidated Apidos CDO III and, as a result, all of the assets were sold.

•
RCC Commercial II, Inc. ("Commercial II"), a wholly-owned subsidiary, invests in structured notes and subordinated notes of foreign, syndicated corporate loan collateralized loan obligation ("CLO") vehicles. Commercial II also owns equity in the following VIEs:

◦
Commercial II owns 100% of the equity of Apidos Cinco CDO ("Apidos Cinco"), a TRS that was established to complete a CDO issuance secured by a portfolio of syndicated corporate loans, ABS and corporate bonds. This entity was deconsolidated in January 2016, and the retained investment was accounted for as an investment security, available-for-sale. In November 2016, the Company liquidated and sold substantially all of Apidos Cinco's assets. The remaining assets were consolidated by the Company upon liquidation and are marked at fair value.

◦	Commercial II owns 68.3% of the equity of Whitney CLO I, Ltd. ("Whitney CLO I"), a TRS that holds residual assets following a September 2013 liquidation.

•
RCC Commercial III, Inc. ("Commercial III"), a wholly-owned subsidiary, holds investments in syndicated corporate loan investments.  Commercial III owns 90% of the equity of Apidos CDO I, LTD. ("Apidos CDO I"). Apidos CDO I, a TRS, was established to complete a CDO issuance secured by a portfolio of syndicated corporate loans and ABS. In October 2014, the Company liquidated Apidos CDO I and as a result substantially all of the assets were sold.

•	RSO EquityCo, LLC, a wholly-owned subsidiary, owns 10% of the equity of Apidos CDO I.

•
RCC Residential Portfolio, Inc. ("RCC Resi Portfolio"), a wholly-owned subsidiary, historically invested in residential mortgage-backed securities ("RMBS"). The remaining securities were sold in September 2017.

•
RCC Residential Portfolio TRS, Inc. ("RCC Resi TRS"), a wholly-owned TRS, was formed to hold strategic residential mortgage positions which could not be held by RCC Resi Portfolio. RCC Resi TRS also owns 100% of the equity, unless otherwise stated, in the following:

◦
Primary Capital Mortgage, LLC ("PCM"), (formerly known as Primary Capital Advisors, LLC), originates and services residential mortgage loans. In November 2016, PCM's operations were reclassified to discontinued operations. In 2017, PCM sold its residential mortgage loan pipeline, its mortgage servicing rights ("MSR") and substantially all of its remaining loans held for sale. See Note 24 for further discussion.

◦
RCM Global Manager, LLC ("RCM Global Manager") owns 63.2% of RCM Global LLC ("RCM Global"). RCM Global holds a portfolio of investment securities available-for-sale. RCM Global was deconsolidated in January 2016 and the retained investment is now accounted for as an equity method investment.

◦
RCC Residential Depositor, LLC ("RCC Resi Depositor") owns 100% of RCC Residential Acquisition, LLC ("RCC Resi Acquisition"). RCC Resi Acquisition purchased residential mortgage loans from PCM and transferred the assets to RCC Residential Opportunities Trust ("RCC Opp Trust"). RCC Opp Trust, a wholly owned statutory trust, held a portfolio of residential mortgage loans available-for-sale.

◦	Long Term Care Conversion Funding, LLC ("LTCC Funding") provides a financing facility to fund the acquisition of life settlement contracts.

◦
Life Care Funding, LLC ("LCF") was established for the purpose of acquiring life settlement contracts. In July 2017, the Company purchased the balance of the outstanding membership interests of LCF, therefore, becoming a single member LLC.

(Back to Index)

(Back to Index)

RESOURCE CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
DECEMBER 31, 2017

◦	RCC TRS, LLC ("RCC TRS") holds investments in direct financing leases and investment securities, trading. RCC TRS also owns equity in the following:

•	RCC TRS owns 100% of the equity of Resource TRS, LLC, which in turn holds a 25.8% investment in NEW NP, LLC, which is reported in discontinued operations.

▪	RCC TRS owns 44.6% of the equity in NEW NP, LLC, which is reported in discontinued operations.

▪
RCC TRS owns 80.2% of the equity in Pelium Capital, L.P. ("Pelium Capital"). Pelium Capital holds investment securities, trading and was deconsolidated in January 2016. The retained investment is now accounted for as an equity method investment.

◦
Resource Capital Asset Management, LLC ("RCAM") was entitled to collect senior, subordinated and incentive fees related to CLO issuers to which it provided management services through CVC Credit Partners, L.P. ("CVC Credit Partners"), formerly Apidos Capital Management ("ACM"), a subsidiary of CVC Capital Partners SICAV-FIS, S.A., ("CVC"). C-III sold its 24.0% interest in CVC Credit Partners in August 2017.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Principles of Consolidation
The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America ("GAAP"). The consolidated financial statements include the accounts of the Company, majority owned or controlled subsidiaries and VIEs for which the Company is considered the primary beneficiary. All inter-company transactions and balances have been eliminated in consolidation.
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

c.
The right to receive the expected residual returns of the entity.The equity investors have voting rights that are not proportionate to their economic interests, and the activities of the entity involve or are conducted on behalf of an investor with a disproportionately small voting interest.

(Back to Index)

(Back to Index)

RESOURCE CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
DECEMBER 31, 2017

In determining whether the Company is the primary beneficiary of a VIE, the Company reviews governing contracts, formation documents and any other contractual arrangements for any relevant terms and determines the activities that have the most significant impact on the VIE and who has the power to direct those activities. The Company also looks for kick-out rights, protective rights and participating rights as well as any financial or other support provided to the VIE and the reason for that support, and the terms of any explicit or implicit arrangements that may require the Company to provide future support. The Company then makes a determination based on its power to direct the most significant activities of the VIE and/or a financial interest that is potentially significant. In instances when a VIE is owned by both the Company and related parties, the Company considers whether there is a single party in the related party group that meets both the power and losses or benefits criteria on its own as though no related party relationship existed. If one party within the related party group meets both these criteria, such reporting entity is the primary beneficiary of the VIE and no further analysis is needed. If no party within the related party group on its own meets both the power and losses or benefits criteria, but the related party group as a whole meets these two criteria, the determination of primary beneficiary within the related party group is based upon an analysis of the facts and circumstances with the objective of determining which party is most closely associated with the VIE. Determining the primary beneficiary requires significant judgment. The Company continuously analyzes entities in which it holds variable interests, including when there is a reconsideration event, to determine whether such entities are VIEs and whether such potential VIEs should be consolidated or deconsolidated.
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
Use of Estimates
The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the financial results. Actual results could differ from those estimates. Estimates affecting the accompanying consolidated financial statements include but are not limited to the net realizable and fair values of the Company's investments and derivatives, the estimated life used on investments to calculate depreciation, amortization and accretion of premiums and discounts, respectively, provisions for loan losses, valuation of servicing assets and the disclosure of contingent liabilities.
Cash and Cash Equivalents
Cash and cash equivalents include cash on hand and all highly liquid investments with original maturities of three months or less at the time of purchase. At December 31, 2017 and 2016, approximately $177.5 million and $111.6 million, respectively, of the reported cash balances exceeded the Federal Deposit Insurance Corporation deposit insurance limit of $250,000 per institution. However, all of the Company's cash deposits are held at multiple, established financial institutions to minimize credit risk exposure.

(Back to Index)

(Back to Index)

RESOURCE CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
DECEMBER 31, 2017

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
The Company reports its investment securities, trading and investment securities available-for-sale at fair value.  To determine fair value, the Company uses an independent third-party valuation firm utilizing data available in the market as well as appropriate prepayment, default and recovery rates.  The Company evaluates the reasonableness of the valuation it receives by using a dealer quote, bid, or internal model. If there is a material difference between the value indicated by the third-party valuation firm and the dealer quote, bid or internal model, the Company will evaluate the difference, which could result in an updated valuation from the third-party or a revised dealer quote. Based on a prioritization of inputs used in the valuation of each position, the Company categorizes these investments as either Level 2 or Level 3 in the fair value hierarchy. Any changes in fair value to the Company's investment securities, trading are recorded on the Company's consolidated statements of operations as net realized and unrealized (loss) gain on investment securities, trading. Any changes in fair value to the Company's investment securities available-for-sale are recorded on the Company's consolidated balance sheets as a component of accumulated other comprehensive income in stockholders' equity.
On a quarterly basis, the Company evaluates its available-for-sale securities for other-than-temporary impairment.  An available-for-sale security is impaired when its fair value has declined below its amortized cost basis.  When the estimated fair value of an available-for-sale security is less than amortized cost, the Company will consider whether there is an other-than-temporary impairment in the value of the security. An impairment will be considered other-than-temporary based on consideration of several factors, including (i) if the Company intends to sell the security, (ii) if it is more likely than not that the Company will be required to sell the security before recovering its cost, or (iii) the Company does not expect to recover the security's cost basis (i.e., a credit loss). A credit loss will have occurred if the present value of cash flows expected to be collected from the debt security is less than the amortized cost basis. If the Company intends to sell an impaired debt security or it is more likely than not that it will be required to sell the security before recovery of its amortized cost basis less any current period credit loss, the impairment is other-than-temporary and will be recognized currently in earnings and equal to the entire difference between fair value and amortized cost. If a credit loss exists, but the Company does not intend nor is it more likely than not that it will be required to sell before recovery, the impairment is other-than-temporary and will be separated into (i) the estimated amount relating to the credit loss, and (ii) the amount relating to all other factors. Only the estimated credit loss amount is recognized currently in earnings, with the remainder of the loss recognized in other comprehensive income. Estimating cash flows and determining whether there is other-than-temporary impairment require management to exercise judgment and make significant assumptions, including, but not limited to, assumptions regarding estimated prepayments, loss assumptions and assumptions regarding changes in interest rates. As a result, actual impairment losses, and the timing of income recognized on these securities, could differ from reported amounts.
Investment security transactions are recorded on the trade date.  Realized gains and losses on investment securities are determined on the specific identification method.

(Back to Index)

(Back to Index)

RESOURCE CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
DECEMBER 31, 2017

Investment Security Interest Income Recognition
Interest income on the Company's mortgage-backed securities ("MBS") and other ABS is accrued using the effective yield method based on the actual coupon rate and the outstanding principal amount of the underlying mortgages or other assets.  Premiums and discounts are amortized or accreted into interest income over the expected lives of the securities also using the effective yield method, adjusted for the effects of estimated prepayments.  For an investment purchased at par, the effective yield is the contractual interest rate on the investment.  If the investment is purchased at a discount or at a premium, the effective yield is computed based on the contractual interest rate increased for the accretion of a purchase discount or decreased for the amortization of a purchase premium.  The effective yield method requires the Company to make estimates of future prepayment rates for its investments that can be contractually prepaid before their contractual maturity date so that the purchase discount can be accreted, or the purchase premium can be amortized, over the estimated remaining life of the investment.  The prepayment estimates that the Company uses directly impact the estimated remaining lives of its investments.  Actual prepayment estimates are reviewed at each quarter end or more frequently if the Company becomes aware of any material information that would lead it to believe that an adjustment is necessary.  For MBS and other ABS that are not of high credit quality or can be prepaid in such a way that the Company would not recover substantially all of its initial investment, changes in the original or most recent cash flow projections may result in a prospective change in interest income recognized. For MBS and other ABS that are of high credit quality, changes in the original or most recent cash flow projections may result in an immediate cumulative adjustment in interest income recognized.
Loans
The Company acquires loans through direct origination, through the acquisition of participations in CRE loans and corporate leveraged loans in the secondary market and through syndications of newly originated loans. Loans are held for investment; therefore, the Company initially records them at their acquisition price, and subsequently, accounts for them based on their outstanding principal plus or minus unamortized premiums or discounts. The Company may sell a loan held for investment where the credit fundamentals underlying a particular loan have changed in such a manner that the Company's expected return on investment may decrease. Once the determination has been made by the Company that it no longer will hold the loan for investment, the Company identifies these loans as loans held for sale. Any credit-related impairment considerations prior to the transfer to loans held for sale are accounted for through the allowance for loan losses on the Company's consolidated balance sheets. At December 31, 2017, the Company has disclosed certain Legacy CRE loans in assets held for sale on its consolidated balance sheets.
The Company reports its loans held for sale at the lower of amortized cost or fair value.  To determine fair value, the Company primarily uses appraisals obtained from third-parties as a practical expedient. Key assumptions used in those appraisals are reviewed by the Company. If there is a material difference between the value provided by the appraiser and information used by the Company to validate the appraisal, the Company will evaluate the difference with the appraiser, which could result in an updated appraisal. The Company may also use the present value of estimated cash flows, market price, if available, or other determinants of the fair value of the collateral less estimated disposition costs. Any determined changes in the fair value of loans held for sale are recorded in fair value adjustments on financial assets held for sale on the Company's consolidated statements of operations. Based on a prioritization of inputs used in the valuation of each position, the Company categorizes these investments as either Level 2 or Level 3 in the fair value hierarchy.
Loan Interest Income Recognition
Interest income on loans includes interest at stated rates adjusted for amortization or accretion of premiums and discounts based on the contractual payment terms of the loan. Premiums and discounts are amortized or accreted into income using the effective yield method. If a loan with a premium or discount is prepaid, the Company immediately recognizes the unamortized portion as a decrease or increase to interest income. In addition, the Company defers loan origination and extension fees and loan origination costs and recognizes them over the life of the related loan against interest income using the straight line method, which approximates the effective yield method. Income recognition is suspended for loans at the earlier of the date at which payments become 90 days past due or when, in the opinion of management, a full recovery of principal and income becomes doubtful. When the ultimate collectability of the principal is in doubt, all payments received are applied to principal under the cost recovery method. On the other hand, when the ultimate collectability of the principal is not in doubt, contractual interest is recorded as interest income when received, under the cash method, until an accrual is resumed when the loan becomes contractually current and performance is demonstrated to be resumed. A loan is written off when it is no longer realizable and/or legally discharged.

(Back to Index)

(Back to Index)

RESOURCE CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
DECEMBER 31, 2017

Allowance for Loan Losses
The Company maintains an allowance for loan loss on its loans held for investment.  In September 2017, the Company refined its process for the computation of its general reserve for loan losses to more fully align with the results of its risk rating process. CRE loans that are held for investment are carried at cost, net of unamortized acquisition premiums or discounts, loan fees and origination costs as applicable, unless the loans are deemed impaired. The Company evaluates each loan classified as held for investment for impairment at least quarterly. In connection with this evaluation, the Company assesses the performance of each loan and assigns a risk rating based on the collective evaluation of several factors, including but not limited to: collateral performance relative to underwritten plan, time since origination, current implied and/or reunderwritten loan-to-collateral value ratios ("LTV"), risk inherent in the loan structure and exit plan. Loans are rated "1" through "5," from less risk to greatest risk, in connection with this review. Loans with a risk rating of "5" are individually measured for impairment on a quarterly basis.
The general reserve, established for loans not determined to be impaired individually, is based on the Company's loan risk ratings. The Company records a general reserve equal to 1.50% of the aggregate face values of loans with a risk rating of "3," plus 5.00% of the aggregate face values of loans with a risk rating of "4."
The Company considers a loan to be impaired if at least one of two conditions exists.  The first condition is if, based on the Company's evaluation as part of the loan risk rating process, management believes that a loss event has occurred that makes it probable that the Company will be unable to collect all amounts due according to the contractual terms of the loan agreement.  The second condition is if the loan is deemed to be a troubled-debt restructuring ("TDR") where a concession has been given to a borrower in financial difficulty.  These TDRs may not have an associated specific loan loss allowance if the principal and interest amount is considered recoverable based on current market conditions, expected collateral performance and/or guarantees made by the borrowers.
When a loan is impaired under either of these two conditions, the allowance for loan losses is increased by the amount of the excess of the amortized cost basis of the loan over its fair value.  Fair value may be determined based on the present value of estimated cash flows; or market price, if available; or on the fair value of the collateral less estimated disposition costs.  When a loan, or a portion thereof, is considered uncollectible and pursuit of collection is not warranted, the Company will record a charge-off or write-down of the loan against the allowance for loan losses.
An impaired loan may remain on accrual status during the period in which the Company is pursuing repayment of the loan; however, the loan would be placed on non-accrual status at such time as (i) management believes that scheduled debt service payments will not be met within the coming 12 months; (ii) the loan becomes 90 days past due; (iii) management determines the borrower is incapable of, or has ceased efforts toward, curing the cause of the impairment; or (iv) the net realizable value of the loan's underlying collateral approximates the Company's carrying value for such loan.  While on non-accrual status, the Company recognizes interest income only when an actual payment is received if a credit analysis supports the borrower's principal repayment capacity. When a loan is placed on non-accrual, previously accrued interest is reversed from interest income.
Loans that experience insignificant payment delays and payment shortfalls generally are not classified as impaired. Management determines the significance of payment delays and payment shortfalls on a case-by-case basis, taking into consideration all of the circumstances surrounding the loan and the borrower, including the length of the delay, the reasons for the delay, the borrower's prior payment record and the amount of the shortfall in relation to the principal and interest owed. Impairment is re-measured on a quarterly basis by comparing the fair value of the loan to its cost basis. The fair value is determined using unobservable inputs including estimates of selling costs (Level 3).
Long-Lived and Intangible Assets
Long-lived assets and certain identifiable intangibles to be held and used are reviewed for impairment whenever events or changes in circumstances indicate that the carrying value of such assets may not be recoverable.  The review of recoverability is based on an estimate of the future undiscounted cash flows (excluding interest charges) expected to result from the long-lived asset's use and eventual disposition compared to the carrying value of the asset.  If impairment has occurred, the loss will be measured as the excess of the carrying amount of the asset over the fair value of the asset.

(Back to Index)

(Back to Index)

RESOURCE CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
DECEMBER 31, 2017

During the years ended December 31, 2017 and 2016, the Company recorded impairment charges on a pre-tax basis of $177,000 and $3.7 million, respectively, with respect to its intangible assets, reported in impairment losses on its consolidated statements of operations. During the year ended December 31, 2015, the Company recorded an impairment charge on a pre-tax basis of $2.4 million with respect to its intangible assets, reported in depreciation and amortization on its consolidated statement of operations.
Assets and Liabilities Held for Sale
The Company classifies long-lived assets or a disposal group to be sold as held for sale in the period in which all of the following criteria are met:

•	management, having the authority to approve the action, commits to a plan to sell the asset or the disposal group;

•	the asset or disposal group is available for immediate sale in its present condition subject only to terms that are usual and customary for sales of such assets;

•	an active program to locate a buyer and other actions required to complete the plan to sell the asset or disposal group have been initiated;

•
the sale of the asset or disposal group is probable, and transfer of the asset or disposal group is expected to qualify for recognition as a completed sale within one year, except if events or circumstances beyond the Company's control extend the period of time required to sell the asset or disposal group beyond one year;

•	the asset or disposal group is being actively marketed for sale at a price that is reasonable in relation to its current fair value; and

•	actions required to complete the plan indicate that it is unlikely that significant changes to the plan will be made or that the plan will be withdrawn.

A long-lived asset or disposal group that is classified as held for sale is initially measured at the lower of its cost or fair value less any costs to sell. Any loss resulting from the transfer of long-lived assets or disposal groups to assets held for sale is recognized in the period in which the held for sale criteria are met. Legacy CRE loans included as assets held for sale were measured at the lower of cost or fair value on the date the Legacy CRE loans were transferred to assets held for sale. Any specific loan loss reserves for Legacy CRE loans transferred to assets held for sale were measured and charged off on the date of transfer, establishing a new cost basis for the loans.
The fair values of assets held for sale are assessed each reporting period and changes in such fair values are reported as an adjustment to the carrying value of the asset or disposal group with an offset to fair value adjustments on financial assets held for sale on the Company's consolidated statements of operations, to the extent that any subsequent changes in fair value do not exceed the cost basis of the asset or disposal group.
Additionally, upon determining that a long-lived asset or disposal group meets the criteria to be classified as held for sale, the Company reports the assets and liabilities of the disposal group, if material, in the line items assets or liabilities held for sale, respectively, on the consolidated balance sheets. See Note 24.
Discontinued Operations
The results of operations of a component or a group of components of the Company that either has been disposed of or is classified as held for sale is reported in discontinued operations if the disposal represents a strategic shift that has or will have a major effect on the Company's operations and financial results.
Comprehensive Income (Loss)
Comprehensive income (loss) for the Company includes net income and the change in net unrealized gains (losses) on available-for-sale securities, derivative instruments used to hedge exposure to interest rate fluctuations and protect against declines in the market value of assets resulting from general market trends as well as translation of currency as a result of the Company's investment in the equity of foreign CDOs and CLOs.

(Back to Index)

(Back to Index)

RESOURCE CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
DECEMBER 31, 2017

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
Taxable income, from non-REIT activities managed through the Company's TRSs, are subject to federal, state and local income taxes.  The Company's TRS' income taxes are accounted for under the asset and liability method.  Under the asset and liability method, deferred income taxes are recognized for the temporary differences between the financial reporting basis and tax basis of assets and liabilities. The Company evaluates the realizability of its deferred tax assets and liabilities and recognizes a valuation allowance if, based on available evidence, it is more likely than not that some or all of its deferred tax assets will not be realized. In evaluating the realizability of the deferred tax asset or liability, the Company will consider the expected future taxable income, existing and projected book to tax differences as well as tax planning strategies. This analysis is inherently subjective, as it is based on forecasted earning and business and economic activity. Changes in estimates of deferred tax asset realizability, if any, are included in income tax (expense) benefit on the consolidated statements of operations.
In addition, several of the Company's foreign TRSs, are organized as exempted companies incorporated with limited liability under the laws of the Cayman Islands. The Company also has TRSs incorporated in Ireland, which are generally exempt from federal and state income tax at the corporate level because their activities in the United States are limited to trading in stock and securities for their own account.  Therefore, despite their status as TRSs, they generally will not be subject to corporate tax on their earnings and no provision for income taxes is required. However, because they are either controlled foreign corporations or passive foreign investment companies (in which the Company has made a Qualified Electing Fund election), the Company will generally be required to include its share of current taxable income from the foreign TRSs in its calculation of REIT taxable income.
The Company accounts for taxes assessed by a governmental authority that is directly imposed on a revenue-producing transaction (e.g., sales, use, value added) on a net (excluded from revenue) basis.
The Company established a full valuation allowance against its net deferred tax asset of approximately $37.0 million (tax effected $9.9 million) at December 31, 2017 as the Company believed it was more likely than not that some or all of the deferred tax assets would not be realized. This assessment was based on the Company's cumulative historical losses and uncertainties as to the amount of taxable income that would be generated in future years.
The Company evaluates and recognizes tax positions only if it is more likely than not that the position will be sustained upon examination by the appropriate taxing authority. A tax position that meets this threshold is measured as the largest amount of benefit that is greater than 50% likely of being realized upon ultimate settlement. The Company classifies any tax penalties as other operating expenses and any interest as interest expense. The Company does not have any unrecognized tax benefits that would affect the Company's financial position.
U.S. Tax Cuts and Jobs Act
In December 2017, the U.S. government enacted comprehensive tax legislation commonly referred to as the Tax Cuts and Jobs Act (the "Tax Act"). The Tax Act makes broad and complex changes to the Code, including, but not limited to: (i) reducing the U.S. federal corporate tax rate from 35% to 21%; (ii) requiring companies to pay a one-time transition tax on certain unrepatriated earnings of foreign subsidiaries; (iii) generally eliminating U.S. federal income taxes on dividends from foreign subsidiaries; (iv) requiring a current inclusion in U.S. federal taxable income of certain earnings of controlled foreign corporations; (v) eliminating the corporate alternative minimum tax ("AMT") and changing how existing AMT credits can be realized; (vi) creating the base erosion anti-abuse tax, a new minimum tax; (vii) creating a new limitation on deductible interest expense; and (viii) changing rules related to uses and limitations of net operating loss carryforwards created in tax years beginning after December 31, 2017.

(Back to Index)

(Back to Index)

RESOURCE CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
DECEMBER 31, 2017

The SEC staff issued guidance which provides insight on accounting for the tax effects of the Tax Act. The guidance provides a measurement period that should not extend beyond one year from the Tax Act enactment date for companies to complete the accounting. A company must reflect the income tax effects of those aspects of the Act for which the accounting is complete. To the extent that a company's accounting for certain income tax effects of the Tax Act is incomplete but it is able to determine a reasonable estimate, it must record a provisional estimate in the financial statements. If a company cannot determine a provisional estimate to be included in the financial statements, it should continue to apply the guidance under the accounting standard on the basis of the provisions of the tax laws that were in effect immediately before the enactment of the Tax Act. The Company's accounting for the impact of the Tax Act is complete. However, given the significant complexity of the Tax Act, anticipated guidance from the U.S. Department of the Treasury about implementing the Tax Act, and the potential for additional guidance from the SEC or the FASB related to the Tax Act, these estimates may be adjusted during the measurement period.
Stock Based Compensation
Issuances of restricted stock and options are accounted for using the fair value based methodology whereby the fair value of the award is measured on the grant date and expensed monthly to equity compensation expense - related party on the consolidated statements of operations with a corresponding entry to additional paid-in capital on the consolidated balance sheets. For issuances to the Company's Manager and to non-employees, the unvested stock and options are adjusted quarterly to reflect changes in fair value as performance under the agreement is completed. For issuances to the Company's eight non-employee directors receiving stock based compensation or to any former direct employees of the Company's subsidiaries, the amount is not remeasured under the fair value-based method. The compensation for each of these issuances is amortized over the service period on a straight line basis and included in equity compensation expense - related party on the consolidated statements of operations.
Net Income (Loss) Per Share
The Company calculates basic income per share by dividing net income for the period by the weighted average number of shares of its common stock, including vested restricted stock and participating securities, outstanding for that period. Diluted income per share takes into account the effect of dilutive investments, such as stock options, unvested restricted stock and convertible notes, but uses the average share price for the period in determining the number of incremental shares that are to be added to the weighted average number of shares outstanding.
Derivative Instruments
The Company's policies permit it to enter into derivative contracts, including interest rate swaps and interest rate caps, to add stability to its interest expense and to manage its exposure to interest rate movements or other identified risks. The Company has designated these transactions as cash flow hedges. The contracts or hedge instruments are evaluated at inception and at subsequent consolidated balance sheets dates to determine if they qualify for hedge accounting, which requires that the Company recognize all derivatives on the consolidated balance sheets at fair value. The Company records changes in the estimated fair value of the derivative in other comprehensive income to the extent that it is effective. Any ineffective portion of a derivative's change in fair value is immediately recognized in earnings.
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
Derivative assets and liabilities, are reported at fair value, and are valued by a third-party pricing agent using an income approach with models that use, as their primary inputs, readily observable market parameters. This valuation process considers factors including interest rate yield curves, time value, credit factors and volatility factors. Although the Company has determined that the majority of the inputs used to value its derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with its derivatives utilize Level 3 inputs, such as estimates of current credit spreads, to evaluate the likelihood of default by the Company and its counterparties. The Company assesses the significance of the impact of the credit valuation adjustments on the overall valuation of its derivative positions and, if material, categorizes those derivatives within Level 3 of the fair value hierarchy.

(Back to Index)

(Back to Index)

RESOURCE CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
DECEMBER 31, 2017

Fair Value Measurements
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
Level 1 - Quoted prices for identical instruments in active markets.

Level 2 - Quoted prices for similar instruments in active markets; quoted prices for identical or similar instruments in markets that are not active; and model-derived valuations whose inputs are observable or whose significant value inputs are observable.
Level 3 - Prices are determined using significant unobservable inputs. In situations where quoted prices or observable inputs are unavailable, for example, when there is little or no market activity for an investment at the end of the period, unobservable inputs may be used.
The level in the fair value hierarchy within which a fair value measurement in its entirety falls is based on the lowest level input that is significant to the fair value measurement in its entirety. The determination of where an asset or liability falls in the hierarchy requires significant judgment.  The Company evaluates its hierarchy disclosures each quarter; depending on various factors, it is possible that an asset or liability may be classified differently from quarter to quarter.   Transfers between levels are determined by the Company at the end of the reporting period. However, the Company expects that changes in classifications between levels will be rare. Assets or liabilities that are both designated for sale or disposition and reported as discontinued operations are disclosed in Note 24.
Recent Accounting Standards
Accounting Standards Adopted in 2017
In October 2016, the Financial Accounting Standards Board ("FASB") issued guidance to amend how a reporting entity that is the single decision maker of a VIE should treat indirect interests in the entity held through related parties that are under common control with the reporting entity when determining whether it is the primary beneficiary of that VIE. The guidance requires that if, under the first characteristic of a primary beneficiary, the reporting entity determines that it is the single decision maker of a VIE, then the reporting entity is required to include all of its direct variable interests in a VIE and, on a proportionate basis, its indirect variable interests in a VIE held through related parties, including related parties that are under common control with the reporting entity, in determining whether it satisfies the second characteristic of a primary beneficiary, the obligation to absorb losses of the VIE that could potentially be significant to the VIE or the right to receive benefits from the VIE that could potentially be significant to the VIE. If the reporting entity does not satisfy the second characteristic of a primary beneficiary after performing the assessment, the reporting entity is required to evaluate whether it and one or more of its related parties under common control, as a group, have the characteristics of a primary beneficiary. If the characteristics of a primary beneficiary are met as a group, then the party within the related party group that is most closely associated with the VIE is the primary beneficiary. The guidance is effective for annual reporting periods beginning after December 15, 2016, and interim periods within that reporting period. Early adoption is permitted. Adoption did not have a material impact on the Company's consolidated financial statements.
In March 2016, the FASB issued guidance intended to simplify various aspects related to how share-based payments are accounted for and presented in the financial statements. The new guidance allows for entities to make an entity-wide accounting policy election to either estimate the number of awards that are expected to vest or account for forfeitures when they occur. In addition, the guidance allows employers to withhold shares to satisfy minimum statutory tax withholding requirements up to the employees' maximum individual tax rate without causing the award to be classified as a liability. The guidance also stipulates that cash paid by an employer to a taxing authority when directly withholding shares for tax-withholding purposes should be classified as a financing activity on the statement of cash flows. This guidance is effective for annual reporting periods beginning after December 15, 2016, and interim periods within that reporting period. Early adoption is permitted in any interim or annual period, with any adjustments reflected as of the beginning of the fiscal year of adoption. Adoption did not have a material impact on the Company's consolidated financial statements.

(Back to Index)

(Back to Index)

RESOURCE CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
DECEMBER 31, 2017

In May 2014, the FASB issued guidance that establishes key principles by which an entity determines the amount and timing of revenue recognized from customer contracts. At issuance, the guidance was effective for the first interim or annual period beginning after December 15, 2016. In August 2015, the FASB issued additional guidance that delayed the previous effective date by one year, resulting in the original guidance becoming effective for the first interim or annual period beginning after December 15, 2017. In 2016, the FASB issued multiple amendments to the accounting standard to provide further clarification. Exclusions from the scope of this guidance include revenues resulting from loans, investment securities available-for-sale, investment securities, trading, investments in unconsolidated entities and leases. The Company evaluated the applicability of this guidance, considering the scope exceptions, and determined that adoption will not have a material impact on its consolidated financial statements.
Accounting Standards to be Adopted in Future Periods
In February 2018, the FASB issued guidance to allow a reclassification from accumulated other comprehensive income to retained earnings for stranded tax effects resulting from the Tax Cuts and Jobs Act. The guidance is effective for annual reporting periods beginning after December 15, 2018, and interim periods within that reporting period. Early adoption is permitted. The Company is in the process of evaluating the impact of this guidance.
In August 2017, the FASB issued guidance to improve the financial reporting of hedging relationships to better portray the economic results of an entity's risk management activities. Additionally, the guidance simplifies the application of the hedge accounting guidance via certain targeted improvements. The guidance is effective for annual reporting periods beginning after December 15, 2018, and interim periods within that reporting period. Early adoption is permitted. The Company is in the process of evaluating the impact of this guidance.
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
In January 2017, the FASB issued guidance to add the Securities and Exchange Commission ("SEC") Staff Announcement "Disclosure of the Impact that Recently Issued Accounting Standards will have on the Financial Statements of a Registrant when such Standards are Adopted in a Future Period (in accordance with Staff Accounting Bulletin Topic 11.M)." The announcement applies to the May 2014 guidance on revenue recognition from contracts with customers, the February 2016 guidance on leases and the June 2016 guidance on how credit losses for most financial assets and certain other instruments that are measured at fair value through net income are determined. The announcement provides the SEC staff view that a registrant should evaluate certain recent accounting standards that have not yet been adopted to determine appropriate financial statement disclosures about the potential material effects of those recent accounting standards. If a registrant does not know or cannot reasonably estimate the impact that adoption of the recent accounting standards referenced in this announcement is expected to have on the financial statements, then the registrant should make a statement to that effect and consider the additional qualitative financial statement disclosures to assist the reader in assessing the significance of the impact that the recent accounting standards will have on the financial statements of the registrant when adopted. The Company has not completed its assessment under the new guidance on revenue recognition from contracts with customers, however, it expects to identify similar performance obligations as currently identified; therefore, the Company does not expect a material impact upon the application of this guidance. The Company is is in the process of evaluating the impact of this guidance.

(Back to Index)

(Back to Index)

RESOURCE CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
DECEMBER 31, 2017

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
In February 2016, the FASB issued guidance requiring lessees to recognize a lease liability and a right-of-use asset for all leases. Lessor accounting will remain largely unchanged. The guidance will also require new qualitative and quantitative disclosures to help financial statement users better understand the timing, amount and uncertainty of cash flows arising from leases. This guidance will be effective for reporting periods beginning on or after December 15, 2018, with early adoption permitted. The Company is currently evaluating the impact of this guidance and its impact on its consolidated financial statements.

(Back to Index)

(Back to Index)

RESOURCE CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
DECEMBER 31, 2017

In January 2016, the FASB issued guidance to address certain aspects of recognition, measurement, presentation and disclosure of financial instruments in order to provide users of financial statements with more decision-useful information. The guidance requires equity investments to be measured at fair value with changes in fair value recognized in net income; simplifies the impairment assessment of equity investments without readily determinable fair values by requiring a qualitative assessment to identify impairment; eliminates the requirement for public business entities to disclose the method(s) and significant assumptions used to estimate the fair value that is required to be disclosed for financial instruments measured at amortized cost on the balance sheet; requires public business entities to use the exit price notion when measuring the fair value of financial instruments for disclosure purposes; requires an entity to present separately in other comprehensive income the portion of the total change in the fair value of a liability resulting from a change in the instrument-specific credit risk when the entity has elected to measure the liability at fair value in accordance with the fair value option for financial instruments; requires separate presentation of financial assets and financial liabilities by measurement category and form of financial assets on the balance sheet or the accompanying notes to the financial statements and clarifies that an entity should evaluate the need for a valuation allowance on a deferred tax asset related to available-for-sale securities in combination with the entity's other deferred tax assets.  It is effective for annual reporting periods, and the interim periods within those periods, beginning after December 15, 2017, and early adoption is permitted for certain provisions. The Company is currently evaluating the impact of this new guidance.
Reclassifications
Certain reclassifications have been made to the 2015 and 2016 consolidated financial statements to conform to the 2017 presentation, including the impact of discontinued operations and assets and liabilities held for sale.
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
Consolidated VIEs (the Company is the primary beneficiary)
Based on management's analysis, the Company is the primary beneficiary of Apidos CDO I, Apidos CDO III, Apidos Cinco, Whitney CLO I, RCC 2015-CRE3, RCC 2015-CRE4 and RCC 2017-CRE5 at December 31, 2017 and Apidos CDO I, Apidos CDO III, Apidos Cinco, Whitney CLO I, RCC 2014-CRE2, RCC 2015-CRE3 and RCC 2015-CRE4 at December 31, 2016 (for each period, collectively, the "Consolidated VIEs").
The Consolidated VIEs were formed on behalf of the Company to invest in real estate-related securities, CMBS, syndicated corporate loans, corporate bonds and ABS and were financed by the issuance of debt securities. The Manager and C-III Asset Management LLC, a subsidiary of C-III, manage the CRE-related entities, and CVC Credit Partners manages the commercial finance-related entities on behalf of the Company. By financing these assets with long-term borrowings through the issuance of debt securities, the Company seeks to generate attractive risk-adjusted equity returns and to match the term of its assets and liabilities. The primary beneficiary determination for each of these VIEs was made at each VIE's inception and is continually assessed.
All of the Company's VIEs were reevaluated under the revised consolidation model effective for the Company in January 2016. In August 2017, RCC 2014-CRE2 was liquidated and, as a result, the remaining assets were returned to the Company in exchange for the Company's preference shares and equity notes in the securitization.
In November 2016, the Company substantially liquidated Apidos Cinco, a syndicated corporate loan CLO determined to be a VIE that is managed by CVC Credit Partners. As a result of the liquidation, all senior and mezzanine notes of the securitization were repaid, leaving only the Company's equity interest in the securitization outstanding as of December 31, 2016. As substantially all of the VIE's activities were being conducted on behalf of a single variable interest holder that was a related party of the decision maker, it was determined that the Company was the primary beneficiary of the transaction and, as such, should consolidate Apidos Cinco. The Company consolidated the remaining restricted cash, one structured security and three syndicated corporate loans for an aggregate fair value of $2.3 million. The Company has received cash distributions of $22.4 million as a result of the liquidation through December 31, 2017. The Company elected the fair value option for the structured security and syndicated corporate loans upon acquisition. The Company believes fair value is the most useful indication of value for these assets given the short hold period.

(Back to Index)

(Back to Index)

RESOURCE CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
DECEMBER 31, 2017

Apidos CDO I and Apidos CDO III substantially liquidated their assets in October 2014 and June 2015, respectively. The securitizations are now entirely composed of restricted cash.
Whitney CLO I was a securitization in which the Company acquired rights to manage the collateral assets held by the entity in February 2011. Following liquidation in September 2013, Whitney CLO I is now composed of restricted cash.
For a discussion of the Company's consolidated securitizations, see Note 1, and for a discussion of the debt issued through the securitizations, see Note 11.
For consolidated CLOs in which the Company does not own 100% of the subordinated notes, the Company imputes an interest rate using expected cash flows over the life of the CLO and records the third party's share of the cash flows as interest expense on the consolidated statements of operations.
The Company has exposure to losses on its securitizations to the extent of its subordinated debt and preferred equity investments in them. The Company is entitled to receive payments of principal and interest on the debt securities it holds and, to the extent revenues exceed debt service requirements and other expenses of the securitizations, distributions with respect to its preferred equity interests. As a result of consolidation, debt and equity interests the Company holds in these securitizations have been eliminated, and the Company's consolidated balance sheets reflect both the assets held and debt issued by the securitizations to third parties and any accrued expense to third parties. The Company's operating results and cash flows include the gross amounts related to the securitizations' assets and liabilities as opposed to the Company's net economic interests in the securitizations. Assets and liabilities related to the securitizations are disclosed, in the aggregate, on the Company's consolidated balance sheets.
The creditors of the Company's seven Consolidated VIEs have no recourse to the general credit of the Company, nor to each other. During the year ended December 31, 2017, the Company provided no financial support to any of its VIEs nor does it have any requirement to do so, although it may choose to do so in the future to maximize future cash flows on such investments by the Company. There are no explicit arrangements that obligate the Company to provide financial support to any of its Consolidated VIEs.
The following table shows the classification and carrying value of assets and liabilities of the Company's Consolidated VIEs at December 31, 2017 (in thousands):

	CRE Securitizations	Other	Total
ASSETS
Restricted cash	$20,302	$544	$20,846
Interest receivable	3,347	—	3,347
CRE loans, pledged as collateral	603,110	—	603,110
Loans held for sale	—	13	13
Principal paydowns receivable	72,166	41	72,207
Other assets	63	10	73
Total assets (1)	$698,988	$608	$699,596

LIABILITIES
Borrowings	$416,655	$—	$416,655
Accrued interest expense	592	—	592
Accounts payable and other liabilities	81	15	96
Total liabilities	$417,328	$15	$417,343

(1)	Assets of each of the Consolidated VIEs may only be used to settle the obligations of each respective VIE.

(Back to Index)

(Back to Index)

RESOURCE CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
DECEMBER 31, 2017

Unconsolidated VIEs (the Company is not the primary beneficiary, but has a variable interest)
Based on management's analysis, the Company is not the primary beneficiary of the VIEs discussed below since it does not have both (i) the power to direct the activities that most significantly impact the VIE's economic performance and (ii) the obligation to absorb the losses of the VIE or the right to receive the benefits from the VIE, which could be significant to the VIE. Accordingly, the following VIEs are not consolidated in the Company's financial statements at December 31, 2017. The Company's maximum exposure to risk for each of these unconsolidated VIEs is set forth in the "Maximum Exposure to Loss" column in the table below.
RREF CDO 2006-1 and RREF CDO 2007-1
RREF CDO 2006-1 and RREF CDO 2007-1 were formed on behalf of the Company to invest in real estate-related securities and CMBS and were financed by the issuance of debt securities. The Manager manages the CRE-related entities on behalf of the Company. The primary beneficiary determination for each of these VIEs was made at each VIE's inception and is continually assessed. In January 2016, the Company adopted the amendments to the consolidation guidance. As a result of its evaluation, the Company determined that it was no longer the primary beneficiary of these VIEs, as its investments in these vehicles do not provide the Company with a controlling financial interest, and the VIEs were deconsolidated. At deconsolidation, the Company recorded its investments in these VIEs at fair value and accounted for these investments as investment securities available-for-sale on its consolidated financial statements. In April 2016, the Company liquidated its investment in RREF CDO 2006-1. In exchange for its interest, the Company acquired RREF CDO 2006-1's remaining assets, fair valued at $65.7 million, and paid off the CDO's third party debt, totaling $7.5 million, resulting in a gain of $846,000 recorded in net realized and unrealized gain (loss) on investment securities available-for-sale and loans and derivatives on the consolidated of operations. In November 2016, the Company liquidated its investment in RREF CDO 2007-1. In exchange for its interest, the Company acquired RREF CDO 2007-1's remaining assets, fair valued at $130.9 million, and paid off the CDO's third party debt, totaling $33.7 million, resulting in a gain of approximately $2.1 million recorded in net realized and unrealized gain (loss) on investment securities available-for-sale and loans and derivatives on the consolidated statements of operations.
RCM Global, LLC
    In July 2014, the Company, together with Resource America, Inc. ("Resource America") and certain Resource America employees, acquired through RCM Global a portfolio of available-for-sale securities for $23.5 million.  The portfolio is managed by Resource America. The Company contributed $15.0 million for a 63.8% membership interest. Revenues and expenses of RCM Global are allocated to each member in accordance with their membership interest. In March and June 2015, the Company requested and received an in-kind distribution in certain securities held by RCM Global resulting in a reduction of its ownership interest. RCM Global was determined to be a VIE based on the majority equity interest holders' inability to direct the activities that are most significant to the entity. In January 2016, the Company adopted the amendments to the consolidation guidance. Upon adoption, the Company reevaluated its variable interest in RCM Global and determined it would no longer be the primary beneficiary of RCM Global, as its investment in the limited liability company did not provide the Company with a controlling financial interest. As a result of its evaluation, the Company deconsolidated its investment in RCM Global. In January 2016, the Company began accounting for its investment in RCM Global as an equity method investment in investments in unconsolidated entities on its consolidated financial statements. At December 31, 2017, the Company held a 63.2% interest in RCM Global, and the remainder was owned by subsidiaries and other parties associated with Resource America. The Company had no carrying value on this investment at December 31, 2017 due to accumulated other comprehensive loss in excess of the investment's cost basis at December 31, 2017.

(Back to Index)

(Back to Index)

RESOURCE CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
DECEMBER 31, 2017

Pelium Capital, L.P.
In September 2014, the Company contributed $17.5 million to Pelium Capital for an initial ownership interest of 80.4% and subsequently funded its final commitment of $2.5 million in February 2015. Pelium Capital is a specialized credit opportunity fund managed by an indirect wholly-owned subsidiary of C-III. The Company receives 10% of the carried interest in the partnership. Resource America contributed cash of $2.8 million to the formation of Pelium Capital. In December 2015, Pelium Capital was accounted for as a consolidated voting interest subsidiary. In January 2016, the Company adopted the amendments to the consolidation guidance. Upon adoption, the Company reevaluated its interest in Pelium Capital and determined that, although it now possessed a variable interest in Pelium Capital, it would not be the primary beneficiary of Pelium Capital, as its investment in the limited partnership does not provide the Company with a controlling financial interest. As a result of its reevaluation, the Company deconsolidated its investment in Pelium Capital in January 2016 and accounted for its investment as an equity method investment in investments in unconsolidated entities on its consolidated financial statements. At December 31, 2017, the Company held an 80.2% interest in Pelium Capital with a carrying value of $10.5 million.
Pearlmark Mezzanine Realty Partners IV, L.P.
In June 2015, the Company committed up to $50.0 million in Pearlmark Mezzanine Realty Partners IV, L.P. ("Pearlmark Mezz"), a Delaware limited partnership created to acquire and manage financial interests in CRE property. The investment advisor was Pearlmark Real Estate LLC ("Pearlmark Manager"), which was 50% owned by Resource America. The Company determined it possessed a variable interest in Pearlmark Mezz, however, it would not be the primary beneficiary of Pearlmark Mezz, as its investment in the limited partnership does not provide the Company with a controlling financial interest. The Company accounted for its investment in Pearlmark Mezz as an equity method investment in investments in unconsolidated entities on its consolidated financial statements. The Company paid Pearlmark Manager management fees of 1.0% on the unfunded committed capital and 1.5% on the invested capital. The Company was entitled to a management fee rebate of 25% for the first year of the fund, which ended in June 2016. Resource America agreed to credit any such fees paid by the Company to Pearlmark Manager against the base management fee that the Company paid the Manager. In May 2017, the Company sold its equity interest in Pearlmark Mezz for proceeds of $16.2 million and recognized a net loss of $345,000, which was recorded in equity in earnings of unconsolidated entities on the Company's consolidated statements of operations.
LEAF Commercial Capital, Inc.
In November 2011, the Company entered into an agreement to exchange its lease-related investments for shares of LEAF Commercial Capital, Inc.'s ("LCC") Series A, Series B and Series D Redeemable Preferred Stock. During 2013, the Company entered into an additional agreement with LCC to purchase shares of LCC Series A-1 and Series E Redeemable Preferred Stock. The LCC Series E Redeemable Preferred Stock expired and as a result, was exchanged for additional LCC Series A-1 Redeemable Preferred Stock. The Company determined that it was not the primary beneficiary of LCC because it did not participate in any management or portfolio decisions, held only two of six board positions and did not have controlling voting rights in the entity and as a result, accounted for its investment in LCC as an equity method investment in investments in unconsolidated entities on its consolidated financial statements. In July 2017, the Company received cash proceeds of $84.3 million and recognized a realized gain of $41.1 million in connection with LCC's sale to a third party. This gain was recorded in equity in earnings of unconsolidated entities on the Company's consolidated statements of operations.
Unsecured Junior Subordinated Debentures
The Company has a 100% interest in the common shares of Resource Capital Trust I ("RCT I") and RCC Trust II ("RCT II"), respectively, with a value of $1.5 million in the aggregate, or 3% of each trust, at December 31, 2017. RCT I and RCT II were formed for the purposes of providing debt financing to the Company. The Company completed a qualitative analysis to determine whether or not it is the primary beneficiary of each of the trusts and determined that it was not the primary beneficiary of either trust because it does not have the power to direct the activities most significant to the trusts, which include the collection of principal and interest and protection of collateral through servicing rights. Accordingly, neither trust is consolidated into the Company's consolidated financial statements.

(Back to Index)

(Back to Index)

RESOURCE CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
DECEMBER 31, 2017

The Company records its investments in RCT I and RCT II's common shares of $774,000 each as investments in unconsolidated entities using the cost method, recording dividend income when declared by RCT I and RCT II. The trusts each hold subordinated debentures, for which the Company is the obligor, in the amount of $25.8 million for each of RCT I and RCT II. The debentures were funded by the issuance of trust preferred securities of RCT I and RCT II. The Company will continuously reassess whether it is deemed to be the primary beneficiary of the trusts.
Resource Capital Asset Management CLOs
In February 2011, the Company purchased a company that managed syndicated corporate loan assets through five CLOs. As a result, the Company became entitled to collect senior, subordinated and incentive management fees from the CLOs, the fair values of which were recorded as intangible assets on the consolidated balance sheets. The intangible assets, allocated to each of the five CLOs, were amortized over the expected life of each CLO in depreciation and amortization on the consolidated statements of operations. In March 2017, the last of the five CLOs was liquidated and, as a result, any remaining balance of the Company's associated intangible asset was written off in impairment losses on the consolidated statements of operations.
Wells Fargo Commercial Mortgage Trust 2017-C40
In October 2017, the Company purchased 95% of the Class E, F, G, H and J certificates of Wells Fargo Commercial Mortgage Trust 2017-C40 ("C40"), a B-piece investment in a Wells Fargo Commercial Mortgage Securities, Inc. private-label $705.4 million securitization. C40 is managed by C-III Asset Management LLC ("C-III Asset Management"), a related party that is not under common control. The Company determined that although its investment in C40 represented a variable interest, its investment did not provide the Company with a controlling financial interest. The Company accounted for its various investments in C40 as investment securities available-for-sale in its consolidated financial statements.
The following table shows the classification, carrying value and maximum exposure to loss with respect to the Company's unconsolidated VIEs at December 31, 2017 (in thousands):

	Unconsolidated VIEs
	Unsecured Junior Subordinated Debentures	Pelium Capital	Wells Fargo Commercial Mortgage Trust 2017-C40	Total	Maximum Exposure to Loss
ASSETS
Investments in unconsolidated entities	$1,548	$10,503	$—	$12,051	$12,051
Investment securities available-for-sale	—	—	21,194	21,194	21,194
Total assets	1,548	10,503	21,194	33,245

LIABILITIES
Borrowings	51,548	—	—	51,548	N/A
Total liabilities	51,548	—	—	51,548	N/A
Net asset (liability)	$(50,000)	$10,503	$21,194	$(18,303)	N/A
At December 31, 2017, there were no explicit arrangements or implicit variable interests that could require the Company to provide financial support to any of its unconsolidated VIEs.

(Back to Index)

(Back to Index)

RESOURCE CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
DECEMBER 31, 2017

NOTE 4 - SUPPLEMENTAL CASH FLOW INFORMATION
The following table summarizes the Company's supplemental disclosure of cash flow information (in thousands):

	Years Ended December 31,
	2017	2016	2015
Non-cash continuing operating activities include the following:
Reclassification of linked transactions, net at fair value to investment securities available-for-sale, pledged as collateral, at fair value and borrowings (1)	$—	$—	$15,367

Non-cash discontinued operating activities include the following:
Interest expense paid by third party (2)	$—	$(107)	$—
Operating liabilities assumed by third party (2)	$—	$(192)	$—

Non-cash continuing investing activities include the following:
Reclassification of linked transactions, net at fair value to investment securities available-for-sale, pledged as collateral, at fair value (1)	$—	$—	$48,764
Retained beneficial interest in unconsolidated securitization entities	$—	$(22,476)	$—
Restricted cash acquired through securitizations called or liquidated	$—	$(934)	$—
Loans acquired through securitizations called or liquidated	$—	$(157,070)	$—
Securities acquired through securitizations called or liquidated	$—	$(40,892)	$—

Non-cash continuing financing activities include the following:
Proceeds from the private exchange of convertible senior notes	$22,161	$—	$—
Payments on the private exchange of convertible senior notes	$(22,161)	$—	$—
Distributions on common stock accrued but not paid	$1,571	$1,550	$13,274
Distributions on preferred stock accrued but not paid	$4,010	$4,010	$4,077
Reclassification of linked transactions, net at fair value to borrowings(1)	$—	$—	$33,397

Non-cash discontinued financing activities include the following:
Senior secured revolving credit facility assumed by third party (2)	$—	$(122,000)	$—
Senior secured revolving credit facility paid down by third party (2)	$—	$(22,000)	$—

(1)
As a result of an accounting standards update adopted on January 1, 2015 (see Note 2), the Company unlinked its previously linked transactions, resulting in non-cash increases in both its investment securities available-for-sale, pledged as collateral, at fair value and related repurchase agreements borrowings balances.

(2)
In August 2016, the Company completed the sale of Northport TRS, LLC. The Purchaser assumed $122.0 million and paid down $22.0 million of principal and $107,000 of interest expense on the Company's behalf of the senior secured revolving credit agreement. The Purchaser assumed $192,000 of accounts payable and accrued legal fees recorded to complete the sale.

NOTE 5 - RESTRICTED CASH
The following table summarizes the Company's restricted cash (in thousands):

	December 31,
	2017	2016
Restricted cash:
Cash held by consolidated CRE securitizations, CDOs and CLOs	$20,846	$3,308
Restricted cash pledged with minimum reserve balance requirements	25	71
Margin posted to central clearinghouse on interest rate swaps	1,903	20
Cash held in escrow	100	—
Total	$22,874	$3,399

(Back to Index)

(Back to Index)

RESOURCE CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
DECEMBER 31, 2017

NOTE 6 - LOANS
The following is a summary of the Company's loans (dollars in thousands):

Description	Quantity	Principal	Unamortized (Discount) Premium, net (1)	Amortized Cost	Allowance for Loan Losses	Carrying Value (2)	Contracted Interest Rates (3)	Maturity Dates (4)(6)
At December 31, 2017:
CRE whole loans, floating rate (5)	70	$1,297,164	$(7,014)	$1,290,150	$(5,328)	$1,284,822	LIBOR plus 3.60% to LIBOR plus 6.25%	February 2018 to January 2021
Total CRE loans held for investment		1,297,164	(7,014)	1,290,150	(5,328)	1,284,822
Syndicated corporate loans (7)	2	13	—	13	—	13	n/a	n/a
Total loans held for sale		13	—	13	—	13
Total loans		$1,297,177	$(7,014)	$1,290,163	$(5,328)	$1,284,835

At December 31, 2016:
CRE whole loans, floating rate (5)	67	$1,295,926	$(5,819)	$1,290,107	$(3,829)	$1,286,278	LIBOR plus 3.75% to LIBOR plus 6.45%	April 2017 to January 2020
Total CRE loans held for investment		1,295,926	(5,819)	1,290,107	(3,829)	1,286,278
Syndicated corporate loans (7)	3	1,007	—	1,007	—	1,007	n/a	n/a
Total loans held for sale		1,007	—	1,007	—	1,007
Total loans		$1,296,933	$(5,819)	$1,291,114	$(3,829)	$1,287,285

(1)
Amounts include unamortized loan origination fees of $6.7 million and $5.8 million and deferred amendment fees of $268,000 and $4,000 being amortized over the life of the loans at December 31, 2017 and 2016, respectively.

(2)	Substantially all loans are pledged as collateral under various borrowings at December 31, 2017 and 2016, respectively.

(3)	LIBOR refers to the London Interbank Offered Rate.

(4)	Maturity dates exclude contracted extension options, subject to the satisfaction of certain terms, that may be available to the borrowers.

(5)
CRE whole loans had $84.1 million and $55.5 million in unfunded loan commitments at December 31, 2017 and 2016, respectively. These unfunded loan commitments are advanced as the borrowers formally request additional funding as permitted under the loan agreement and any necessary approvals have been obtained.

(6)	Maturity dates exclude one CRE whole loan, with an amortized cost of $7.0 million, in default at December 31, 2017.

(7)	All syndicated corporate loans are second lien loans and are accounted for under the fair value option.
The following is a summary of the contractual maturities, assuming full exercise of the extension options available to the borrowers, of the Company's CRE loans held for investment, at amortized cost (in thousands):

Description	2018	2019	2020 and Thereafter	Total
At December 31, 2017:
CRE whole loans (1)	$—	$148,622	$1,134,528	$1,283,150

Description	2017	2018	2019 and Thereafter	Total
At December 31, 2016:
CRE whole loans	$7,000	$24,476	$1,258,631	$1,290,107

(1)	Excludes one CRE whole loan, with an amortized cost of $7.0 million, in default at December 31, 2017.

(Back to Index)

(Back to Index)

RESOURCE CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
DECEMBER 31, 2017

At December 31, 2017, approximately 28.0%, 24.3% and 12.5% of the Company's CRE loan portfolio was concentrated in the Southwest, Pacific and Mountain regions, respectively, based on carrying value, as defined by the National Council of Real Estate Investment Fiduciaries ("NCREIF"). At December 31, 2016, approximately 30.7%, 20.4% and 15.5% of the Company's CRE loan portfolio was concentrated in the Southwest, Pacific and Southeast regions, respectively, based on carrying value.
Principal Paydowns Receivable
Principal paydowns receivable represent loan principal payments that have been received by the Company's servicers and trustees but have not been remitted to the Company at December 31, 2017 and 2016. At December 31, 2017, the Company had $75.9 million of loan principal paydowns receivable, all of which was received in cash by the Company during January 2018. At December 31, 2016, the Company had $19.3 million of loan principal paydowns receivable, all of which was received by the Company during January 2017.
NOTE 7 - FINANCING RECEIVABLES
The following tables show the activity in the allowance for loan and lease losses for the years ended December 31, 2017 and 2016 and the allowance for loan and lease losses and recorded investments in loans and leases at December 31, 2017 and 2016 (in thousands):

	Year Ended December 31, 2017				Year Ended December 31, 2016
	Commercial Real Estate Loans	Syndicated Corporate Loans	Direct Financing Leases	Total	Commercial Real Estate Loans	Syndicated Corporate Loans	Direct Financing Leases	Total
Allowance for loan and lease losses:
Allowance for loan and lease losses at beginning of year	$3,829	$—	$465	$4,294	$41,839	$1,282	$465	$43,586
Provision for (recovery of) loan and lease losses	1,499	3	270	1,772	18,167	(402)	—	17,765
Loans charged-off	—	(3)	—	(3)	—	402	—	402
Transfer to loans held for sale	—	—	—	—	(15,763)	—	—	(15,763)
Deconsolidation of VIEs	—	—	—	—	(40,414)	(1,282)	—	(41,696)
Allowance for loan and lease losses at end of year	$5,328	$—	$735	$6,063	$3,829	$—	$465	$4,294

	December 31, 2017				December 31, 2016
	Commercial Real Estate Loans	Syndicated Corporate Loans	Direct Financing Leases	Total	Commercial Real Estate Loans	Syndicated Corporate Loans	Direct Financing Leases	Total
Allowance for loan and lease losses ending balance:
Individually evaluated for impairment	$2,500	$—	$735	$3,235	$2,500	$—	$465	$2,965
Collectively evaluated for impairment	$2,828	$—	$—	$2,828	$1,329	$—	$—	$1,329
Loans acquired with deteriorated credit quality	$—	$—	$—	$—	$—	$—	$—	$—
Loans and Leases:
Amortized cost ending balance:
Individually evaluated for impairment	$7,000	$—	$886	$7,886	$7,000	$—	$992	$7,992
Collectively evaluated for impairment	$1,283,150	$—	$—	$1,283,150	$1,283,107	$—	$—	$1,283,107
Loans acquired with deteriorated credit quality	$—	$—	$—	$—	$—	$—	$—	$—
(Back to Index)

(Back to Index)

RESOURCE CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
DECEMBER 31, 2017

Credit quality indicators
Commercial Real Estate Loans
CRE loans are collateralized by a diversified mix of real estate properties and are assessed for credit quality based on the collective evaluation of several factors, including but not limited to: collateral performance relative to underwritten plan, time since origination, current implied and/or reunderwritten LTV, loan structure and exit plan. Depending on the loan's performance against these various factors, loans are rated on a scale from 1 to 5, with loans rated 1 representing loans with the highest credit quality and loans rated 5 representing loans with lowest credit quality. The factors evaluated provide general criteria to monitor credit migration in the Company's loan portfolio, as such, a loan's rating may improve or worsen, depending on new information received.
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
• Occupancy is not stabilized and the property has some tenancy rollover.

4	• Property performance significantly lags behind underwritten expectations. Performance criteria and loan covenants have required occasional waivers.
• Occupancy is not stabilized and the property has a large amount of tenancy rollover.

5
• Property performance is significantly worse than underwritten expectations. The loan is not in compliance with loan covenants and performance criteria and is in default. Expected sale proceeds would not be sufficient to pay off the loan at maturity.

• The property has material vacancy and significant rollover of remaining tenants.
• An updated appraisal is required.
CRE whole loans are evaluated for any credit deterioration on at least a quarterly basis. Loans are first individually evaluated for impairment; and to the extent not deemed impaired, a general reserve is established.
The allowance for loan loss is computed as (i) 1.5% of the aggregate face values of loans rated as a 3, plus (ii) 5% of the aggregate face values of loans rated as a 4, plus (iii) specific allowances measured and determined on loans individually evaluated, which are loans rated 5. While the overall risk rating is generally not the sole factor used in determining whether a loan is impaired, a loan with a higher overall risk rating would tend to have more adverse indicators of impairment, and therefore would be more likely to experience a credit loss.

(Back to Index)

(Back to Index)

RESOURCE CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
DECEMBER 31, 2017

Credit risk profiles of CRE loans at amortized cost were as follows (in thousands):

	Rating 1	Rating 2	Rating 3	Rating 4	Rating 5 (4)	Held for Sale	Total
At December 31, 2017:
CRE whole loans(2)	$65,589	$1,040,883	$171,841	$4,837	$7,000	$—	$1,290,150
Legacy CRE whole loans (1)(3)	—	—	—	—	—	63,783	63,783
	$65,589	$1,040,883	$171,841	$4,837	$7,000	$63,783	$1,353,933

	Rating 1	Rating 2	Rating 3	Rating 4		Held for Sale	Total
At December 31, 2016:
CRE whole loans (1)	$1,186,292	$96,815	$—	$7,000		$—	$1,290,107
Legacy CRE whole loans (1)	—	—	—	—		158,178	158,178
	$1,186,292	$96,815	$—	$7,000		$158,178	$1,448,285

(1)	Legacy CRE whole loans are carried at the lower of cost or fair value.

(2)	Includes one CRE whole loan, with an amortized cost of $7.0 million that was in default at December 31, 2017.

(3)	Includes two loans, with a total carrying value of $22.5 million, that were in default at December 31, 2017.

(4)	Rating category 5 was not applicable for December 31, 2016.
At December 31, 2017 the Company had one CRE whole loan designated as an impaired loan with a risk rating of 5 due to short term vacancy/tenant concerns and a past due maturity of February 2017. The CRE whole loan was also designated as an impaired loan (risk rating of 4) as of December 31, 2016. The loan is collateralized by a retail shopping center in Roswell, GA and had an amortized cost of $7.0 million at December 31, 2017 and 2016. In 2016, the Company obtained an appraisal and used the appraised value of the collateral as a practical expedient in determining the specific provision for loan loss. Using an appraised value of $4.5 million, the Company recorded a specific provision of $2.5 million on the loan during the year ended December 31, 2016. The Company continued to rely on its appraisal obtained in 2016 and determined that no additional specific provision was necessary at December 31, 2017. This loan is in default at December 31, 2017.
At December 31, 2017, the Company had four Legacy CRE whole loans and one mezzanine loan classified as assets held for sale with a total carrying value of $61.8 million, comprising a total cost basis of $63.8 million less a valuation allowance of $1.9 million. The Company continued to rely on its appraisals of the loans' collateral obtained in 2016, as a practical expedient, in determining the valuation allowance, if any, for its four Legacy CRE whole loans classified as assets held for sale at December 31, 2017. The mezzanine loan had no fair value at December 31, 2017.
In December 2017, one Legacy CRE whole loan that at December 31, 2016 had a fair value in excess of its carrying value, paid off at its principal value of $15.0 million.
At December 31, 2016, the Company had eight Legacy CRE whole loans and one mezzanine loan classified as assets held for sale with a total cost basis and carrying value of $158.2 million. Appraisals of the loans' collateral, used as a practical expedient in determining the loans' fair values, were obtained for all eight Legacy CRE whole loans classified as assets held for sale during 2016. The mezzanine loan had no fair value. The Company recorded, and subsequently charged off upon transfer of the loans to assets held for sale, specific reserves totaling $15.8 million. These five loans had a total carrying value of $110.7 million at December 31, 2016 and comprised the following:

•
Two CRE whole loans cross-collateralized by a hotel and adjacent land in southern California with an initial par value of $67.5 million. These loans were written down to their estimated fair value of $61.4 million upon reclassification to held for sale and had a maturity date of February 2017. In June 2017, the borrower sold the collateral underlying these loans. Proceeds of $67.0 million were received by the Company in July 2017. As a result of this transaction, the Company realized a gain of $5.6 million in net realized and unrealized gain on investment securities available-for-sale and loans and derivatives on the Company's consolidated statements of operations during the year ended December 31, 2017;

(Back to Index)

(Back to Index)

RESOURCE CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
DECEMBER 31, 2017

•
One CRE whole loan collateralized by a hotel in southern Arizona with an initial par value of $32.5 million. This loan was written down to its estimated fair value of $14.3 million upon reclassification to held for sale. In February 2017, the Company entered into a discounted payoff agreement with the borrower and received proceeds of $21.3 million in satisfaction of this loan. This transaction resulted in the recognition of a realized gain of $7.0 million in net realized and unrealized gain on investment securities available-for-sale and loans and derivatives on the Company's consolidated statements of operations;

•
One CRE whole loan collateralized by an office property in central Arizona with an initial par value of $17.7 million. This loan was written down to its estimated fair value of $11.0 million. The loan matured in May 2017 and is currently in default;

•
One CRE whole loan collateralized by a hotel in southern California with an initial par value of $29.5 million. This loan was written down to its estimated fair value of $24.0 million upon reclassification to held for sale. During the year ended December 31, 2017, an additional charge of $1.9 million, which included the write down of a protective advance of $442,000 made during the period, was taken to write the loan down to its estimated fair value of $22.5 million. The loan has a maturity date in January 2019.

With respect to the remaining three Legacy CRE whole loans held for sale, with a total carrying value of $47.5 million at December 31, 2016, the Company determined that no specific reserve was necessary upon their transfer to held for sale. In December 2017, one of these Legacy CRE whole loans paid off at its principal value of $15.0 million. For the remaining two, the Company determined that no additional valuation allowance was necessary at December 31, 2017.
At December 31, 2017, 45.8%, 36.4% and 17.8% of the Company's Legacy CRE whole loans were concentrated in retail, hotel and office, respectively. Of these loans, 82.2% are within the Pacific region and 17.8% are within the Mountain region, as defined by NCREIF. At December 31, 2016, 54.0%, 39.0% and 7.0% of the Company's Legacy CRE whole loans were concentrated in hotel, retail and office, respectively. Of these loans, 84.0% are within the Pacific region and 16.0% are within the Mountain region.
All of the Company's CRE whole loans were current with respect to contractual principal and interest except one defaulted CRE whole loan collateralized by a retail shopping center in northern Georgia that had a carrying value of $4.5 million at December 31, 2017, and two defaulted Legacy CRE whole loans held for sale. One loan is collateralized by an office property in central Arizona and had a carrying value of $11.0 million at December 31, 2017. The second loan is collateralized by a retail shopping center in southern California and had a carrying value of $11.5 million at December 31, 2017.
Two of the Company's Legacy CRE whole loans cross-collateralized by a property in southern California with a total carrying value of $61.4 million were in default at December 31, 2016. In July 2017, the loans were paid off with the proceeds from the sale of the underlying collateral.
Direct Financing Leases
The Company recorded a provision for lease losses against the value of its direct financing leases in the amount of $270,000 during the year ended December 31, 2017. There was no provision recorded for the year ended December 31, 2016. The Company held $151,000 and $527,000 of direct financing leases, net of reserves at December 31, 2017 and 2016, respectively.

(Back to Index)

(Back to Index)

RESOURCE CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
DECEMBER 31, 2017

Loan Portfolios Aging Analysis
The following table presents the loan and lease portfolio aging analysis as of the dates indicated at amortized cost (in thousands):

	30-59 Days	60-89 Days	Greater than 90 Days	Total Past Due	Current	Total Loans Receivable (1)	Total Loans > 90 Days and Accruing
At December 31, 2017:
CRE whole loans (2)	$—	$—	$7,000	$7,000	$1,283,150	$1,290,150	$—
Legacy CRE whole loans (3)	11,516	—	11,000	22,516	41,267	63,783	—
Total loans	$11,516	$—	$18,000	$29,516	$1,324,417	$1,353,933	$—

At December 31, 2016:
CRE whole loans	$—	$—	$—	$—	$1,290,107	$1,290,107	$—
Legacy CRE whole loans (4)	61,400	—	—	61,400	96,792	158,192	—
Direct financing leases	137	—	128	265	727	992	—
Total loans	$61,537	$—	$128	$61,665	$1,387,626	$1,449,291	$—

(1)	Excludes direct financing leases of $151,000, net of reserves, at December 31, 2017.

(2)
Includes one CRE whole loan, with an amortized cost of $7.0 million, that was in default at December 31, 2017, on which the Company recorded a $2.5 million specific provision during the year ended December 31, 2016.

(3)	Includes two loans with a total carrying value of $22.5 million that were in default at December 31, 2017.

(4)	Includes two loans with a total carrying value of $61.4 million that were in default at December 31, 2016.
Impaired Loans
The following tables show impaired loans as of the dates indicated (in thousands):

	Recorded Balance	Unpaid Principal Balance	Specific Allowance	Average Investment in Impaired Loans	Interest Income Recognized
At December 31, 2017:
Loans without a specific valuation allowance:
CRE whole loans	$—	$—	$—	$—	$—
Loans with a specific valuation allowance:
CRE whole loans	$7,000	$7,000	$(2,500)	$7,000	$—
Total:
CRE whole loans	$7,000	$7,000	$(2,500)	$7,000	$—

At December 31, 2016:
Loans without a specific valuation allowance:
CRE whole loans	$—	$—	$—	$—	$—
Loans with a specific valuation allowance:
CRE whole loans	$7,000	$7,000	$(2,500)	$7,000	$480
Total:
CRE whole loans	$7,000	$7,000	$(2,500)	$7,000	$480

(Back to Index)

(Back to Index)

RESOURCE CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
DECEMBER 31, 2017

Troubled- Debt Restructurings
The following table shows TDRs in the Company's loan portfolio (dollars in thousands):

	Year ended December 31, 2017			Year ended December 31, 2016
	Number of Loans	Pre-Modification Outstanding Recorded Balance	Post-Modification Outstanding Recorded Balance	Number of Loans	Pre-Modification Outstanding Recorded Balance	Post-Modification Outstanding Recorded Balance
CRE whole loans	—	$—	$—	3	$29,459	$21,400
Total	—	$—	$—	3	$29,459	$21,400
NOTE 8 - INVESTMENT SECURITIES, TRADING
Structured notes are CLO debt securities collateralized by syndicated corporate loans. The following table summarizes the Company's structured notes classified as investment securities, trading and carried at fair value (in thousands, except for number of securities):

	Number of Securities	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
At December 31, 2017:
Structured notes	4	$2,891	$—	$(2,713)	$178

At December 31, 2016:
Structured notes	5	$6,242	$920	$(2,670)	$4,492
The Company sold one and 19 investment securities, trading for a net realized gain of $9,000 and $1.4 million during the years ended December 31, 2017 and 2015, respectively. There were no investment securities, trading sold during the year ended December 31, 2016.
NOTE 9 - INVESTMENT SECURITIES AVAILABLE-FOR-SALE
The following table summarizes the Company's investment securities available-for-sale, including those pledged as collateral. ABS may include, but are not limited to the Company's investments in the Harvest CLOs, which are euro-denominated CLO investments backed by syndicated bank loans, other securities backed by syndicated corporate loans and other loan obligations. These securities are carried at fair value (in thousands):

	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value (1)
At December 31, 2017:
CMBS	$210,806	$1,947	$(1,174)	$211,579
ABS	259	—	(101)	158
Total	$211,065	$1,947	$(1,275)	$211,737

At December 31, 2016:
CMBS	$98,525	$425	$(863)	$98,087
ABS - structured notes	17,492	2,623	—	20,115
ABS	3,873	1,365	(73)	5,165
RMBS	1,526	77	(2)	1,601
Total	$121,416	$4,490	$(938)	$124,968

(1)	At December 31, 2017 and 2016, $169.6 million and $97.5 million, respectively, of investment securities available-for-sale were pledged as collateral under related financings.

(Back to Index)

(Back to Index)

RESOURCE CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
DECEMBER 31, 2017

The following table summarizes the estimated payoff dates of the Company's investment securities available-for-sale according to their estimated weighted average life classifications (in thousands, except percentages):

	December 31, 2017			December 31, 2016
	Amortized Cost	Fair Value	Weighted Average Coupon	Amortized Cost	Fair Value	Weighted Average Coupon
Less than one year (1)	$25,475	$25,275	5.55%	$80,801	$80,325	5.60%
Greater than one year and less than five years	126,273	127,104	4.65%	17,197	17,408	4.52%
Greater than five years and less than ten years	59,317	59,358	3.53%	9,622	12,936	10.68%
Greater than ten years	—	—	—%	13,796	14,299	10.39%
Total	$211,065	$211,737	4.45%	$121,416	$124,968	6.39%

(1)	The Company expects that the payoff dates of these CMBS and ABS will either be extended or that they will be paid in full.
At December 31, 2017, the contractual maturities of the CMBS investment securities available-for-sale range from June 2022 to November 2059. The Company holds an ABS investment security available-for-sale that is in technical default, having matured in November 2012, and an ABS investment security available-for-sale with a contractual maturity of August 2021.
The following table summarizes the fair value, gross unrealized losses and number of securities aggregated by investment category and the length of time that individual investment securities available-for-sale have been in a continuous unrealized loss position during the periods specified (in thousands, except number of securities):

	Less than 12 Months			More than 12 Months			Total
	Fair Value	Unrealized Losses	Number of Securities	Fair Value	Unrealized Losses	Number of Securities	Fair Value	Unrealized Losses	Number of Securities
At December 31, 2017:
CMBS	$49,016	$(888)	12	$1,308	$(286)	4	$50,324	$(1,174)	16
ABS	158	(101)	1	—	—	—	158	(101)	1
Total temporarily impaired securities	$49,174	$(989)	13	$1,308	$(286)	4	$50,482	$(1,275)	17

At December 31, 2016:
CMBS	$30,869	$(436)	10	$26,616	$(427)	15	$57,485	$(863)	25
ABS	—	—	—	828	(73)	1	828	(73)	1
RMBS	662	(2)	1	—	—	—	662	(2)	1
Total temporarily impaired securities	$31,531	$(438)	11	$27,444	$(500)	16	$58,975	$(938)	27
The unrealized losses in the above table are considered to be temporary impairments due to market factors and are not reflective of credit deterioration.
The Company recognized no other-than-temporary impairment on its investment securities available-for-sale for the year ended December 31, 2017. During the years ended December 31, 2016 and 2015, the Company recognized $20.9 million and $372,000 of other-than-temporary impairments on its investment securities available-for-sale, respectively, as reported in impairment losses in the consolidated statements of operations.
Other-than-temporary impairments recognized during the year ended December 31, 2016 consisted of following:
The Company recognized a $19.9 million other-than-temporary impairment on its investment in RREF CDO 2007-1, resulting from updated appraisals that indicated adverse changes in projected cash flows that would make the amortized cost basis unrecoverable, in total.
The Company recorded an other-than-temporary impairment of $241,000 on three RMBS positions, classified as investment securities available-for-sale, after it was determined the Company would not be able to recover the full amortized cost basis of these securities due to adverse changes in the projected cash flows.

(Back to Index)

(Back to Index)

RESOURCE CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
DECEMBER 31, 2017

One CMBS position, classified as an investment security available-for-sale with a face value of $4.0 million, was identified as a position the Company would sell before it could recover the amortized cost basis. As such, the Company recorded an other-than-temporary impairment of $732,000.
The following table summarizes the Company's sales of investment securities available-for-sale (in thousands, except number of positions sold and redeemed):

	Positions Sold	Positions Redeemed	Par Amount Sold/Redeemed	Amortized Cost	Realized Gain (Loss)	Proceeds
Year Ended December 31, 2017:
CMBS	2	—	$7,350	$6,650	$(238)	$6,412
ABS - structured notes (1)	3	—	$24,267	$19,258	$632	$17,608
ABS	5	—	$8,306	$4,319	$1,356	$5,675
RMBS	3	—	$153,519	$1,274	$(158)	$1,116

Year Ended December 31, 2016:
CMBS	1	—	$4,000	$3,257	$(450)	$2,807
ABS	1	—	$10,830	$9,004	$418	$9,422

Year Ended December 31, 2015:
CMBS	1	—	$3,000	$3,071	$(58)	$3,013
ABS - structured notes	2	—	$20,195	$18,268	$(2,810)	$15,458
ABS	22	3	$49,706	$17,269	$12,007	$29,276
RMBS	6	—	$28,305	$4,575	$984	$5,559

(1)	Realized gain (loss) includes the recognition of the fair values of the retained collateral management fee rebate of $2.3 million.

(Back to Index)

(Back to Index)

RESOURCE CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
DECEMBER 31, 2017

NOTE 10 - INVESTMENTS IN UNCONSOLIDATED ENTITIES
The following table summarizes the Company's investments in unconsolidated entities at December 31, 2017 and 2016 and equity in earnings of unconsolidated entities for the years ended December 31, 2017, 2016 and 2015 (in thousands, except percentages):

				Equity in Earnings (Losses) of Unconsolidated Entities
	Ownership % at December 31, 2017	December 31,		Years Ended December 31,
		2017	2016	2017	2016	2015
Varde Investment Partners, L.P	—%	$—	$—	$—	$—	$(90)
RRE VIP Borrower, LLC (1)	—%	—	—	45	58	325
Investment in LCC Preferred Stock (2)	—%	—	42,960	41,465	943	2,601
Investment in CVC Global Credit Opportunities Fund (3)	—%	—	—	—	—	8
RCM Global, LLC (4)(5)	63.2%	—	465	(274)	14	—
Pelium Capital Partners, L.P. (4)(6)	80.2%	10,503	25,993	(1,856)	3,991	—
Pearlmark Mezz (7)	—%	—	16,953	165	968	(460)
Investment in School Lane House (8)	—%	—	—	—	(1)	4
Subtotal		10,503	86,371	39,545	5,973	2,388
Investment in RCT I and II (9)	3.0%	1,548	1,548	(2,687)	(2,560)	(2,421)
Total		$12,051	$87,919	$36,858	$3,413	$(33)

(1)
The investment in RRE VIP Borrower, LLC ("RRE VIP Borrower") was sold in 2014. Earnings for the years ended December 31, 2017, 2016 and 2015 are related to insurance premium and property tax refunds with respect to the underlying sold properties in the portfolio.

(2)
The Company's investment in LCC liquidated in July 2017 as a result of the sale of LCC. The $41.1 million gain recognized on the sale is included in equity in earnings of unconsolidated entities on the Company's consolidated statements of operations.

(3)	In December 2015, the Company redeemed its investment in the fund.

(4)	Pursuant to the new consolidation guidance adopted in January 2016, these previously consolidated VIEs are now accounted for under the equity method.

(5)	The Company had no carrying value on its investment in RCM Global at December 31, 2017 due to accumulated losses in excess of the investment's cost basis.

(6)	During the year ended December 31, 2017, the Company received proceeds of $13.6 million related to the partial liquidation of its investment.

(7)	The Company sold its investment in Pearlmark Mezz in May 2017.

(8)	The Company's investment in School Lane House was sold in March 2014.

(9)
For the years ended December 31, 2017, 2016 and 2015, distributions from the trusts are recorded in interest expense on the Company's consolidated statements of operations as the investment is accounted for under the cost method.

(Back to Index)

(Back to Index)

RESOURCE CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
DECEMBER 31, 2017

NOTE 11 - BORROWINGS
The Company historically has financed the acquisition of its investments, including investment securities and loans, through the use of secured and unsecured borrowings in the form of securitized notes, repurchase agreements, secured term facilities, warehouse facilities, convertible senior notes and trust preferred securities issuances.  Certain information with respect to the Company's borrowings is summarized in the following table (in thousands, except percentages):

	Principal Outstanding	Unamortized Issuance Costs and Discounts	Outstanding Borrowings	Weighted Average Borrowing Rate	Weighted Average Remaining Maturity	Value of Collateral
At December 31, 2017:
RCC 2015-CRE3 Senior Notes	$85,788	$396	$85,392	4.50%	14.2 years	$149,828
RCC 2015-CRE4 Senior Notes	90,883	407	90,476	3.65%	14.6 years	180,066
RCC 2017-CRE5 Senior Notes	244,280	3,493	240,787	2.51%	16.6 years	369,534
Unsecured Junior Subordinated Debentures	51,548	—	51,548	5.49%	18.7 years	—
4.50% Convertible Senior Notes	143,750	16,626	127,124	4.50%	4.6 years	—
6.00% Convertible Senior Notes	70,453	928	69,525	6.00%	335 days	—
8.00% Convertible Senior Notes	21,182	466	20,716	8.00%	2.0 years	—
CRE - Term Repurchase Facilities (1)	292,511	1,013	291,498	3.82%	222 days	432,125
CMBS - Term Repurchase Facilities (2)	27,628	—	27,628	3.05%	121 days	38,060
Trust Certificates - Term Repurchase Facilities (3)	76,714	570	76,144	5.97%	2.1 years	214,375
CMBS - Short Term Repurchase Agreements (4)	82,647	—	82,647	2.79%	14 days	131,522
Total	$1,187,384	$23,899	$1,163,485	4.00%	7.3 years	$1,515,510

	Principal Outstanding	Unamortized Issuance Costs and Discounts	Outstanding Borrowings	Weighted Average Borrowing Rate	Weighted Average Remaining Maturity	Value of Collateral
At December 31, 2016:
RCC 2014-CRE2 Senior Notes	$131,936	$1,871	$130,065	2.19%	15.3 years	$250,255
RCC 2015-CRE3 Senior Notes	196,112	2,358	193,754	2.82%	15.2 years	259,889
RCC 2015-CRE4 Senior Notes	158,475	2,193	156,282	2.55%	15.6 years	247,414
Unsecured Junior Subordinated Debentures	51,548	—	51,548	4.89%	19.8 years	—
6.00% Convertible Senior Notes	115,000	3,231	111,769	6.00%	1.9 years	—
8.00% Convertible Senior Notes	100,000	3,472	96,528	8.00%	3.0 years	—
CRE - Term Repurchase Facilities (1)	349,318	2,680	346,638	3.04%	1.6 years	520,503
CMBS - Term Repurchase Facilities (2)	78,503	16	78,487	2.73%	129 days	115,157
Trust Certificates - Term Repurchase Facility (3)	26,667	282	26,385	6.21%	1.9 years	89,181
Total	$1,207,559	$16,103	$1,191,456	3.67%	8.0 years	$1,482,399

(1)	Amounts also include accrued interest expense of $534,000 and $468,000 related to CRE term repurchase facilities at December 31, 2017 and 2016, respectively.

(2)	Amounts also include accrued interest expense of $46,000 and $157,000 related to CMBS term repurchase facilities at December 31, 2017 and 2016, respectively.

(3)	Amount also includes accrued interest expense of $203,000 and $69,000 related to trust certificate repurchase facilities at December 31, 2017 and 2016, respectively.

(4)	Amounts also include accrued interest expense of $279,000 and $0 related to CMBS short term repurchase facilities at December 31, 2017 and 2016, respectively.

(Back to Index)

(Back to Index)

RESOURCE CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
DECEMBER 31, 2017

Securitizations
    The following table sets forth certain information with respect to the Company's consolidated securitizations at December 31, 2017:

Securitization	Closing Date	Maturity Date	End of Designated Principal Reinvestment Period (1)	Total Note Paydowns Received from Closing Date through December 31, 2017
RCC 2015-CRE3	February 2015	March 2032	February 2017	$196,339
RCC 2015-CRE4	August 2015	August 2032	September 2017	$132,852
RCC 2017-CRE5	July 2017	July 2034	July 2020	$7,169

(1)
The designated principal reinvestment period is the period where principal payments received by each respective securitization may be designated by the Company to purchase funding participations of existing collateral originally underwritten at the close of each securitization, which was funded outside of the deal structure.

The investments held by the Company's securitizations collateralize the securitizations' borrowings and, as a result, are not available to the Company, its creditors, or stockholders. All senior notes of the securitizations held by the Company at December 31, 2017 are eliminated in consolidation.
RCC CRE Notes 2013
In December 2013, the Company closed RCC CRE Notes 2013, a $307.8 million CRE securitization transaction that provided financing for transitional CRE loans. RCC CRE Notes 2013 issued a total of $260.8 million of senior notes at par to unrelated investors.  RCC Real Estate purchased 100% of the Class D senior notes, Class E senior notes and Class F senior notes. In addition, a subsidiary of RCC Real Estate purchased an equity interest representing 100% of the outstanding preference shares.  The senior notes purchased by RCC Real Estate are subordinated in right of payment to all other senior notes issued by RCC CRE Notes 2013 but are senior in right of payment to the preference shares.  The equity interest is subordinated in right of payment to all other securities issued by RCC CRE Notes 2013.
In December 2016, the subsidiary exercised the optional redemption feature of RCC CRE Notes 2013 and the outstanding senior notes were paid off as a result of the maturities of certain of the securitization's assets.
RCC 2014-CRE2
In July 2014, the Company closed RCC 2014-CRE2, a $353.9 million CRE securitization transaction that provided financing for transitional CRE loans.  RCC 2014-CRE2 issued a total of $235.3 million of senior notes at par to unrelated investors.  RCC Real Estate purchased 100% of the Class C senior notes.  In addition, a subsidiary of RCC Real Estate purchased an equity interest representing 100% of the outstanding preference shares.  The senior notes purchased by RCC Real Estate were subordinated in right of payment to all other senior notes issued by RCC 2014-CRE2, are senior in right of payment to the preference shares.  The equity interest was subordinated in right of payment to all other securities issued by RCC 2014-CRE2.
In August 2017, the Company initiated liquidation of RCC 2014-CRE2, and all of the outstanding senior notes were paid off from the payoff proceeds of certain of the securitizations's assets.
RCC 2015-CRE3
In February 2015, the Company closed RCC 2015-CRE3, a $346.2 million CRE securitization transaction that provided financing for transitional CRE loans. RCC 2015-CRE3 issued a total of $282.1 million of senior notes at par to unrelated investors.  RCC Real Estate purchased 100% of the Class E and Class F senior notes.  In addition, a subsidiary of RCC Real Estate purchased an equity interest representing 100% of the outstanding preference shares.  The senior notes purchased by RCC Real Estate are subordinated in right of payment to all other senior notes issued by RCC 2015-CRE3, but are senior in right of payment to the preference shares.  The equity interest is subordinated in right of payment to all other securities issued by RCC 2015-CRE3.

(Back to Index)

(Back to Index)

RESOURCE CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
DECEMBER 31, 2017

At closing, the senior notes issued to investors consisted of the following classes: (i) $193.9 million of Class A notes bearing interest at one-month LIBOR plus 1.40%, increasing to 1.65% in February 2020; (ii) $17.3 million of Class A-S notes bearing interest at one-month LIBOR plus 1.65%, increasing to 1.90% in March 2020; (iii) $19.5 million of Class B notes bearing interest at one-month LIBOR plus 2.40%, increasing to 2.90% in April 2020; (iv) $20.8 million of Class C notes bearing interest at one-month LIBOR plus 3.15%, increasing to 3.65% in April 2020; (v) $30.7 million of Class D notes bearing interest at one-month LIBOR plus 4.00%, increasing to 4.50% in April 2020; (vi) $20.8 million of Class E notes bearing interest at one-month LIBOR plus 4.75%; and (vii) $15.6 million of Class F notes bearing interest at one-month LIBOR plus 5.50%.
All of the notes issued mature in March 2032, although the Company has the right to call the notes any time after March 2017 until maturity.
RCC 2015-CRE4
In August 2015, the Company closed RCC 2015-CRE4, a $312.9 million CRE securitization transaction that provided financing for transitional CRE loans. RCC 2015-CRE4 issued a total of $223.7 million of senior notes at par to unrelated investors. RCC Real Estate purchased 100% of the Class C senior notes. In addition, a subsidiary of RCC Real Estate purchased an equity interest representing 100% of the outstanding preference shares. The senior notes purchased by RCC Real Estate are subordinated in right of payment to all other senior notes issued by RCC 2015-CRE4, but are senior in right of the payment to the preference shares. The equity interest is subordinated in right of payment to all other securities issued by RCC 2015-CRE4.
At closing, the senior notes issued to investors consisted of the following classes: (i) $179.9 million of Class A notes bearing interest at one-month LIBOR plus 1.40%, increasing to 1.65% in August 2020; (ii) $43.8 million of Class B notes bearing interest at one-month LIBOR plus 3.00%, increasing to 3.50% in September 2020; and (iii) 26.6 million of Class C notes bearing interest at one-month LIBOR plus 4.75%.
All of the notes issued mature in August 2032, although the Company has the right to call the notes any time after September 2017 until maturity.
RCC 2017-CRE5
In July 2017, the Company closed RCC 2017-CRE5, a $376.7 million CRE securitization transaction that provided financing for transitional CRE loans. RCC 2017-CRE5 issued a total of $251.4 million of senior notes at par to unrelated investors. RCC Real Estate purchased 100% of the Class C senior notes. In addition, a subsidiary of RCC Real Estate purchased an equity interest representing 100% of the outstanding preference shares. The senior notes purchased by RCC Real Estate are subordinated in right of payment to all other senior notes issued by RCC 2017-CRE5, but are senior in right of the payment to the preference shares. The equity interest is subordinated in right of payment to all other securities issued by RCC 2017-CRE5.
At closing, the senior notes issued to investors consisted of the following classes: (i) $203.4 million of Class A notes bearing interest at one-month LIBOR plus 0.80%, increasing to 1.05% in April 2022; (ii) $48.0 million of Class B notes bearing interest at one-month LIBOR plus 2.00%, increasing to 2.50% in July 2022; and (iii) $49.9 million of Class C notes bearing interest at one-month LIBOR plus 3.50%, increasing to 4.00% in July 2022.
All of the notes issued mature in July 2034, although the Company has the right to call the notes anytime after July 2019. There is no reinvestment period in RCC 2017-CRE5; however, principal repayments, for a period ending in July 2020, may be used to purchase funding participations with respect to existing collateral held outside of the securitization.
Corporate Debt
Unsecured Junior Subordinated Debentures
During 2006, the Company formed RCT I and RCT II for the sole purpose of issuing and selling capital securities representing preferred beneficial interests.  RCT I and RCT II are not consolidated into the Company's consolidated financial statements because the Company is not deemed to be the primary beneficiary of these entities.  In connection with the issuance and sale of the capital securities, the Company issued junior subordinated debentures to RCT I and RCT II of $25.8 million each, representing the Company's maximum exposure to loss.  The debt issuance costs associated with the junior subordinated debentures for RCT I and RCT II were included in borrowings and were amortized into interest expense on the consolidated statements of operations using the effective yield method over a ten year period.

(Back to Index)

(Back to Index)

RESOURCE CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
DECEMBER 31, 2017

There were no unamortized debt issuance costs associated with the junior subordinated debentures for RCT I and RCT II outstanding at December 31, 2017 and 2016. The interest rates for RCT I and RCT II, at December 31, 2017, were 5.64% and 5.33%, respectively.  The interest rates for RCT I and RCT II, at December 31, 2016, were 4.95% and 4.84%, respectively.
The rights of holders of common securities of RCT I and RCT II are subordinate to the rights of the holders of capital securities only in the event of a default; otherwise, the common securities' economic and voting rights are pari passu with the capital securities.  The capital and common securities of RCT I and RCT II are subject to mandatory redemption upon the maturity or call of the junior subordinated debentures held by each.  Unless earlier dissolved, RCT I will dissolve in May 2041 and RCT II will dissolve in September 2041.  The junior subordinated debentures are the sole assets of RCT I and RCT II, which mature in June 2036 and October 2036, respectively, and may currently be called at par.
4.50% Convertible Senior Notes
In August 2017, the Company issued $143.8 million aggregate principal amount of its 4.50% convertible senior notes due 2022 ("4.50% Convertible Senior Notes"). The gross proceeds were utilized to pay $3.9 million in debt issuance costs and to extinguish a portion of the Company's 6.00% convertible senior notes due 2018 ("6.00% Convertible Senior Notes") and 8.00% convertible senior notes due 2020 ("8.00% Convertible Senior Notes"), resulting in net proceeds of $13.5 million. In addition, the Company recorded a discount of $14.2 million (the offset of which was recorded in additional paid-in capital) on the 4.50% Convertible Senior Notes that reflects the difference between the proceeds received less the fair value of the notes as if they were issued without a conversion feature.  The market discounts and the deferred debt issuance costs are amortized into interest expense on the consolidated statements of operations on an effective interest basis over the period ending in August 2022. Interest on the 4.50% Convertible Senior Notes is paid semi-annually in February and August. Unless earlier repurchased or converted, the 4.50% Convertible Senior Notes become due and payable on August 15, 2022. Holders of 4.50% Convertible Senior Notes may require the Company to repurchase all or a portion of the 4.50% Convertible Senior Notes at a purchase price equal to the principal amount plus accrued and unpaid interest in August 2022, or upon the occurrence of certain defined fundamental changes. The 4.50% Convertible Senior Notes are convertible at the option of the holder at a current conversion rate of 78.2473 common shares per $1,000 principal amount, subject to downward adjustment, of 4.50% Convertible Senior Notes (equivalent to an initial conversion price of $12.78 per common share). Upon conversion of the 4.50% Convertible Senior Notes, a holder will receive cash, the Company's common shares or a combination of cash and the Company's common shares, at the Company's election.
6.00% Convertible Senior Notes
In October 2013, the Company issued, in a public offering, $115.0 million aggregate principal amount of its 6.00% Convertible Senior Notes. The Company received approximately $111.1 million of net proceeds after deducting the underwriting discount and costs. In addition, the Company recorded a discount of $4.9 million (the offset of which was recorded in additional paid-in capital) on the 6.00% Convertible Senior Notes that reflects the difference between the stated value of the debt and the fair value of the notes as if they were issued without a conversion feature. The market discount and the deferred debt issuance costs are amortized into interest expense on the consolidated statements of operations on a straight line basis over the period ended in December 1, 2018. Interest on the 6.00% Convertible Senior Notes is paid semi-annually in June and December. Unless earlier repurchased or converted, the 6.00% Convertible Senior Notes become due and payable on December 1, 2018. Holders of 6.00% Convertible Senior Notes may require the Company to repurchase all or a portion of the 6.00% Convertible Senior Notes at a purchase price equal to the principal amount plus any unpaid interest in December 1, 2018, or upon the occurrence of certain defined fundamental changes. Upon conversion of the 6.00% Convertible Senior Notes, a holder will receive cash, the Company's common shares or a combination of cash and the Company's common shares, at the Company's election. In connection with the Company's one-for-four reverse stock split, the 6.00% Convertible Senior Notes automatically adjusted from 150.1502 common shares per $1,000 principal amount of such notes to 37.5376 common shares per $1,000 principal amount of such notes. The conversion price was adjusted from $6.66 to $26.64 as a result of the stock split.
The Company extinguished $44.5 million aggregate principal of its 6.00% Convertible Senior Notes in conjunction with the issuance of its 4.50% Convertible Senior Notes. As a result of the extinguishment, approximately $381,000 of amortization of the remaining deferred debt issuance costs and $491,000 of amortization of the remaining discount were accelerated. The Company recorded a $2.3 million loss related to the extinguishment of the 6.00% Convertible Senior Notes, which represents the difference between the redemption price and the remaining book value of the extinguished notes.

(Back to Index)

(Back to Index)

RESOURCE CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
DECEMBER 31, 2017

8.00% Convertible Senior Notes
In January 2015, the Company issued, in a public offering, $100.0 million aggregate principal amount of its 8.00% Convertible Senior Notes. After deducting a $1.0 million underwriting discount and deferred debt issuance costs totaling $2.1 million, the Company received approximately $97.0 million of net proceeds. In addition, the Company recorded a discount of $2.5 million (the offset of which was recorded in additional paid-in capital) on the 8.00% Convertible Senior Notes that reflects the difference between the stated value of the debt and the fair value of the notes as if they were issued without a conversion feature.  The market discounts and the deferred debt issuance costs are amortized into interest expense on the consolidation statements of operations on a straight line basis over the period ended in January 2020. Interest on the 8.00% Convertible Senior Notes is paid semi-annually in January and July. Unless earlier repurchased or converted, the 8.00% Convertible Senior Notes become due and payable on January 15, 2020. Holders of 8.00% Convertible Senior Notes may require the Company to repurchase all or a portion of the 8.00% Convertible Senior Notes at a purchase price equal to the principal amount plus accrued and unpaid interest on January 2020, or upon the occurrence of certain defined fundamental changes. Upon conversion of the 8.00% Convertible Senior Notes, a holder will receive cash, the Company's common shares or a combination of cash and the Company's common shares, at the Company's election. In connection with the Company's one-for-four reverse stock split, the 8.00% Convertible Senior Notes automatically adjusted from 187.4414 common shares per $1,000 principal amount of such notes to 46.8604 shares of common stock per $1,000 principal amount of such notes. The conversion price was adjusted from $5.34 to $21.36 as a result of the stock split.
The Company extinguished $78.8 million aggregate principal of its 8.00% Convertible Senior Notes in conjunction with the issuance of the 4.50% Convertible Senior Notes. As a result of the extinguishment, approximately $836,000 of amortization of the remaining deferred debt issuance costs and $1.4 million of amortization of the remaining discount were accelerated. The Company recorded a loss of $8.1 million related to the extinguishment of the 8.00% Convertible Senior Notes, which represents the difference between the redemption price and the remaining book value of the extinguished notes.

(Back to Index)

(Back to Index)

RESOURCE CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
DECEMBER 31, 2017

Repurchase and Credit Facilities
Borrowings under the Company's repurchase agreements are guaranteed by the Company or one of its subsidiaries. The following table sets forth certain information with respect to the Company's repurchase agreements (dollars in thousands):

	December 31, 2017				December 31, 2016
	Outstanding Borrowings (1)	Value of Collateral	Number of Positions as Collateral	Weighted Average Interest Rate	Outstanding Borrowings (1)	Value of Collateral	Number of Positions as Collateral	Weighted Average Interest Rate
CRE - Term Repurchase Facilities
Wells Fargo Bank (2)	$179,347	$268,003	19	3.68%	$215,283	$313,126	16	2.86%
Morgan Stanley Bank (3)	112,151	164,122	9	4.05%	131,355	207,377	11	3.34%

CMBS - Term Repurchase Facilities
Wells Fargo Bank	12,272	14,984	8	2.45%	22,506	28,514	13	1.96%
Deutsche Bank (4)	15,356	23,076	14	3.53%	55,981	86,643	23	3.04%

Trust Certificates - Term Repurchase Facilities
RSO Repo SPE Trust 2015 (5)	26,548	89,121	2	6.98%	26,385	89,181	2	6.21%
RSO Repo SPE Trust 2017 (6)	49,596	125,254	2	5.43%	—	—	—	—%

CMBS - Short-Term Repurchase Agreements
RBC Capital Markets, LLC	72,131	97,745	6	2.77%	—	—	—	—%
JP Morgan Securities LLC	10,516	33,777	2	2.93%	—	—	—	—%
Totals	$477,917	$816,082			$451,510	$724,841

(1)	Outstanding borrowings includes accrued interest expense.

(2)	The Wells Fargo Bank, N.A. ("Wells Fargo") CRE term repurchase facility includes $565,000 and $1.6 million of deferred debt issuance costs at December 31, 2017 and 2016, respectively.

(3)	The Morgan Stanley Bank, N.A. ("Morgan Stanley") CRE term repurchase facility includes $448,000 and $1.1 million of deferred debt issuance costs at December 31, 2017 and 2016, respectively.

(4)
The Deutsche Bank Securities, Inc. ("Deutsche Bank") CMBS term repurchase facility includes no deferred debt issuance costs at December 31, 2017 and $16,000 of deferred debt issuance costs at December 31, 2016.

(5)	The RSO Repo SPE Trust 2015 term repurchase facility includes $133,000 and $282,000 of deferred debt issuance costs at December 31, 2017 and 2016, respectively.

(6)	The RSO Repo SPE Trust 2017 term repurchase facility includes $320,000 of deferred debt issuance costs at December 31, 2017 and no deferred debt issuance costs at December 31, 2016.

(Back to Index)

(Back to Index)

RESOURCE CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
DECEMBER 31, 2017

The following table shows information about the amount at risk under the repurchase facilities at December 31, 2017 (dollars in thousands):

	Amount at Risk (1)	Weighted Average Remaining Maturity	Weighted Average Interest Rate
At December 31, 2017:
CRE - Term Repurchase Facilities
Wells Fargo Bank, N. A.	$89,213	202 days	3.68%
Morgan Stanley Bank, N. A.	$52,241	253 days	4.05%

CMBS - Term Repurchase Facilities
Wells Fargo Bank, National Association	$2,737	90 days	2.45%
Deutsche Bank, AG	$7,862	145 days	3.53%

Trust Certificates - Term Repurchase Facilities
RSO Repo SPE Trust 2015	$62,514	324 days	6.98%
RSO Repo SPE Trust 2017	$75,331	2.7 years	5.43%

CMBS - Short-Term Repurchase Agreements
RBC Capital Markets, LLC	$25,813	9 days	2.77%
JP Morgan Securities LLC	$23,343	53 days	2.93%

(1)	Equal to the estimated fair value of securities or loans sold, plus interest receivable, minus the sum of repurchase agreement liabilities plus accrued interest expense.
CRE - Term Repurchase Facilities
In February 2012, a wholly-owned subsidiary entered into a master repurchase and securities agreement with Wells Fargo (the "2012 Facility") to finance the origination of CRE loans.
The 2012 Facility has been modified and extended over the last several years with the most recent amendment to the agreement occurring in March 2017. The various amendments increased the maximum facility amount to $400.0 million, increased the maximum single asset concentration limit, reduced the minimum portfolio debt yield tests requirement, decreased pricing spreads on select portfolio assets, extended the term to July 2018 and added three additional one year extension options exercisable at the Company's discretion. At December 31, 2017, the 2012 Facility charged interest rates of one-month LIBOR plus spreads from 1.75% to 2.75%.
The 2012 Facility contains customary events of default. The remedies for such events of default are also customary for this type of transaction and include the acceleration of all obligations of the Company to repay the purchase price for purchased assets.
The 2012 Facility also contains margin call provisions relating to a decline in the market value of a security. Under these circumstances, Wells Fargo may require the Company to transfer cash in an amount sufficient to eliminate any margin deficit resulting from such a decline.
Under the terms of the 2012 Facility and pursuant to a guarantee agreement dated February 2012 (the "2012 Guaranty"), the Company guaranteed the payment and performance of its subsidiaries obligations to the lender including all reasonable expenses that are incurred by the lender in connection with the enforcement of the 2012 Facility.  The 2012 Guaranty includes covenants that, among other things, limit the Company's leverage and debt service ratios and require maintenance of certain levels of cash and net worth. The Company obtained a waiver for violation of certain financial covenants at December 31, 2016. The Company was in compliance with all financial covenants under the terms of the 2012 Facility and 2012 Guaranty at December 31, 2017.

(Back to Index)

(Back to Index)

RESOURCE CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
DECEMBER 31, 2017

In September 2015, a wholly-owned subsidiary entered into a master repurchase and securities agreement (the "Morgan Stanley Facility") with Morgan Stanley to finance the origination of CRE loans. The Company paid a commitment fee of 0.65% of the maximum facility amount, as well as other standard costs. The Morgan Stanley Facility has a maximum capacity of $250.0 million, an initial three year term that expires in September 2018, with annual one year extension options at the Company's request and with Morgan Stanley's approval, and an interest rate of one-month LIBOR plus an applicable spread ranging from 2.25% to 2.75%. Morgan Stanley charges an unused fee of 0.50% if the average daily outstanding borrowings are less than or equal to 50% of the Morgan Stanley Facility amount, and of 0.25% if the amount the average daily outstanding borrowings are greater than 50% but less than 65% of the Morgan Stanley Facility amount. Morgan Stanley waived this unused fee until January 2016. In September 2015, the Company entered into a guaranty agreement (the "Morgan Stanley Guaranty") with Morgan Stanley. In March 2017, the Company entered into the first amendment of the Morgan Stanley Guaranty with amended the required capital amount and EBITDA to interest expense ratio covenants, effective December 31, 2016.
The Morgan Stanley Facility contains customary events of default (subject to certain materiality thresholds and grace periods) customary for this type of financing arrangement. The remedies for such events of default are also customary for this type of transaction and include the acceleration of the principal amount outstanding under the Morgan Stanley Facility and the liquidation of assets subject to the facility by Morgan Stanley. The Company obtained a waiver for violation of certain financial covenants at December 31, 2016. The Company was in compliance with all covenants under the terms of the Morgan Stanley Facility at December 31, 2017.
CMBS - Term Repurchase Facilities
In February 2011, two of the Company's wholly-owned subsidiaries entered into a master repurchase and securities contract (the "2011 Facility") and a guaranty agreement (the "2011 Guaranty") with Wells Fargo.  Under the 2011 Facility, the parties may enter into transactions in which the subsidiaries transfer all of their right, title and interest to certain CMBS and other assets to Wells Fargo and in return receives funds from Wells Fargo with a simultaneous agreement to transfer back such assets to the subsidiary at a later date, against the transfer of funds from the subsidiaries to Wells Fargo. The maximum amount of the 2011 Facility is $100.0 million and the facility charges interest at a rate equal to the one-month LIBOR plus 1.00%. Amendments to the 2011 Facility have extended the current termination date to March 2018. The Company paid off this facility in March 2018, prior to maturity.
The 2011 Facility contains customary events of default. The remedies for such events of default are also customary for this type of transaction and include the acceleration of all obligations of the subsidiaries to repay the purchase price for purchased assets.
The 2011 Facility also contains margin call provisions relating to a decline in the market value of a security. Under these circumstances, Wells Fargo may require the subsidiaries to transfer cash in an amount sufficient to eliminate any margin deficit resulting from such a decline.
Under the terms of the 2011 Facility and the 2011 Guaranty, the Company guaranteed the payment and performance of its subsidiaries obligations to the lender, including all expenses that are incurred in connection with the enforcement of the 2011 Facility. The 2011 Guaranty includes covenants that among other things, limit the Company's leverage and debt service ratios and require maintenance of certain levels of cash and net worth. The Company obtained a waiver for violation of certain financial covenants at December 31, 2016. The Company was in compliance with all financial covenants under the terms of the 2011 Facility and 2011 Guaranty at December 31, 2017.
In March 2005, a wholly-owned subsidiary entered into a repurchase and securities agreement (the "2005 Facility") with Deutsche Bank Securities, Inc. ("Deutsche Bank") to finance the purchase CMBS. In May 2016, the Company entered into an agreement governed by the 2005 Facility with Deutsche Bank to enter into transactions in which the subsidiary transfers all of their right, title and interest to certain CMBS and other assets to Deutsche Bank and in return receives funds from Deutsche Bank, with a simultaneous agreement to transfer back such assets to the subsidiary at a later date, against the transfer of funds from the subsidiary to Deutsche Bank. In May 2017, Deutsche Bank approved the extension of the agreement to May 2018.

(Back to Index)

(Back to Index)

RESOURCE CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
DECEMBER 31, 2017

Trust Certificates - Term Repurchase Facilities
In November 2015, a subsidiary entered into a repurchase and securities agreement (the "2015 Term Repurchase Trust Facility 2015") with RSO Repo SPE Trust 2015, a structure that provides financing under a structured sale of trust certificates to qualified institutional buyers through an offering led by Wells Fargo Securities, LLC ("Wells Fargo Securities"). The 2015 Term Repurchase Trust Facility sold trust certificates of $26.6 million with an initial three year term that expires in November 2018, and charges an interest rate of one-month LIBOR plus an applicable spread of 5.50%. Subsequent to May 2017, the Company has the ability to prepay the 2015 Term Repurchase Trust Facility at any time without penalty.
The 2015 Term Repurchase Trust Facility contains events of default. The remedies for such events of default include: immediate repayment of the repurchase obligations and retainment of all income received on the purchased asset and the pledged collateral. The Company was in compliance with all financial covenants under the terms of the facility at December 31, 2017.
In September 2017, a subsidiary entered into a repurchase and securities agreement (the "2017 Term Repurchase Trust Facility") with RSO Repo SPE Trust 2017, a structure that provides financing under a structured sale of trust certificates to qualified institutional buyers through an offering led by Wells Fargo Securities. The 2017 Term Repurchase Trust Facility sold trust certificates of $49.9 million with an initial three year term that expires in September 2020, and charges an interest rate of one-month LIBOR plus an applicable spread of 3.95%. Subsequent to March 2019, the Company has the ability to prepay the 2017 Term Repurchase Trust Facility at any time without penalty.
The Term Repurchase Trust Facility 2017 contains events of default. The remedies for such events of default include: immediate repayment of the repurchase obligations and retainment of all income received on the purchased asset and the pledged collateral. The Company was in compliance with all financial covenants under the terms of the facility at December 31, 2017.
CMBS - Short-Term Repurchase Agreements
In August 2017, a subsidiary entered into a master repurchase and securities agreement with RBC Capital Markets, LLC to finance the purchase of CMBS.
In November 2012, a subsidiary entered into a master repurchase and securities agreement (the "JP Morgan Securities Facility") with JP Morgan Securities LLC to finance the purchase of CMBS. In April 2017, the Company entered into the first amendment of the JP Morgan Securities Facility which amended the minimum shareholder's equity of the guarantor and maximum leverage ratio covenants.
In February 2012, a subsidiary entered into a master repurchase and securities agreement with Wells Fargo Securities to finance the purchase of CMBS.  There is no stated maximum amount of the facility or maturity date and the repurchase agreement includes monthly resets of interest rates.  The Company guaranteed the subsidiary's performance of its obligations under the repurchase agreement.
Contractual maturity dates of the Company's borrowings by category and year are presented in the table below (in thousands):

	Total	2018	2019	2020	2021	2022 and Thereafter
At December 31, 2017:
CRE securitizations	$416,655	$—	$—	$—	$—	$416,655
Unsecured junior subordinated debentures	51,548	—	—	—	—	51,548
4.50% Convertible Senior Notes	127,124	—	—	—	—	127,124
6.00% Convertible Senior Notes	69,525	69,525	—	—	—	—
8.00% Convertible Senior Notes	20,716	—	—	20,716	—	—
Repurchase and credit facilities	477,917	428,321	—	49,596	—	—
Total	$1,163,485	$497,846	$—	$70,312	$—	$595,327

(Back to Index)

(Back to Index)

RESOURCE CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
DECEMBER 31, 2017

NOTE 12 - SHARE ISSUANCE AND REPURCHASE
In December 2017, the Company announced the January 2018 redemption of all shares of its 8.50% Series A Cumulative Redeemable Preferred Stock ("Series A Preferred Stock") and 930,983 shares of its 8.25% Series B Cumulative Redeemable Preferred Stock ("Series B Preferred Stock") at a redemption price of $25.00 per share. The total redemption cost of $50.0 million was reclassified to preferred stock redemption liability on the consolidated balance sheets and a preferred stock redemption charge of $3.8 million was recognized during the year ended December 31, 2017.
The Company may at its option redeem its remaining Series B Preferred Stock at any time and from time to time, for cash at $25.00 per share, plus accrued and unpaid dividends, if any, to the redemption date. See Note 25.
On or after July 30, 2024, the Company may, at its option, redeem its 8.625% Fixed-to-Floating Series C Cumulative Redeemable Preferred Stock ("Series C Preferred Stock"), in whole or part, at any time and from time to time, for cash at $25.00 per share, plus accrued and unpaid dividends, if any, to the redemption date. Effective July 30, 2024 and thereafter, the Company will pay cumulative distributions on the Series C Preferred Stock at a floating rate equal to three-month LIBOR plus a spread of 5.927% per annum based on the $25.00 liquidation preference, provided that such floating rate shall not be less than the initial rate of 8.625% at any date of determination.
Under a share repurchase plan authorized by the board of directors in August 2015, the Company was authorized to repurchase up to $50.0 million of its outstanding equity and debt securities. In March 2016, the Company's board of directors approved a new securities repurchase plan for up to $50.0 million of its outstanding securities, which replaced the August 2015 repurchase plan. Since the inception of the program through December 31, 2017, the Company has repurchased $35.2 million of its common stock, representing approximately 2.8 million shares or 8.3% of the outstanding balance at the inception of the plan, and $3.1 million of its outstanding Series B Preferred Stock, representing approximately 196,000 shares or 3.4% of the outstanding balance at the inception of the plan. At December 31, 2017, $44.9 million remains available in this repurchase plan.
Under a dividend reinvestment plan authorized by the board of directors in March 2013, the Company was authorized to issue up to 5.0 million shares of common stock. During the year ended December 31, 2017, the Company did not sell any shares of common stock through this program. During the year ended December 31, 2016, the Company sold approximately 10,000 shares of common stock through this program, resulting in proceeds of approximately $117,000.
At December 31, 2017, the Company had 4.6 million and 4.8 million shares outstanding of Series B Preferred Stock and Series C Preferred C Stock, with a weighted average offering price, excluding offering costs, of $24.02 and $25.00, respectively.
NOTE 13 - SHARE-BASED COMPENSATION
In July 2007, the Company's shareholders approved the 2007 Omnibus Equity Compensation Plan (the "2007 Plan"). The 2007 Plan authorized the issuance of up to 500,000 shares of common stock in the form of options to purchase common stock, stock awards, performance shares and stock appreciation rights. In June 2011, the 2007 Plan was amended to: (i) increase the number of shares authorized for issuance under the 2007 Plan from 500,000 shares to 1,350,000 shares; (ii) extend the expiration of the 2007 Plan to June 2021; (iii) provide that the administrator making certain determinations after a change of control, as defined in the 2007 Plan, will be comprised of the same persons who constitute the administrator immediately before the change of control; and (iv) make other clarifying and updating amendments to the 2007 Plan.
The following table summarizes the Company's restricted common stock transactions:

	Non-Employee Directors	Non-Employees (1)	Employees	Total
Unvested shares at January 1, 2017	27,320	301,486	71,244	400,050
Issued	37,492	321,789	12,019	371,300
Vested	(25,948)	(182,511)	(53,205)	(261,664)
Forfeited	(4,299)	(20,902)	(1,412)	(26,613)
Unvested shares at December 31, 2017	34,565	419,862	28,646	483,073

(1)	Non-employees are employees of C-III and Resource America.

(Back to Index)

(Back to Index)

RESOURCE CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
DECEMBER 31, 2017

The Company is required to value any unvested shares of restricted common stock granted to non-employees at the current market price.  The estimated fair value at grant date of the shares of restricted common stock granted to non-employees during the years ended December 31, 2017, 2016 and 2015 was $2.7 million, $2.3 million and $4.9 million, respectively. The estimated fair value at grant date of the shares of restricted common stock issued to the Company's eight non-employee directors during the years ended December 31, 2017 and 2016 was $325,000 and $290,000, respectively. The estimated fair value at grant date of the shares of restricted common stock issued to the Company's seven non-employee directors during the year ended December 31, 2015 was $256,000.
At December 31, 2017 the total unrecognized restricted common stock expense for non-employees was $1.4 million, with a weighted average amortization period remaining of 2.0 years. At December 31, 2016, the total unrecognized restricted common stock expense for non-employees was $891,000, with a weighted average amortization period remaining of 2.6 years.
The following table summarizes restricted common stock grants during the year ended December 31, 2017:

Date	Shares	Vesting per Year	Vesting Date(s)
January 25, 2017	333,808	33.3%	January 25, 2018, January 25, 2019 and January 25, 2020
February 1, 2017	4,242	100%	February 1, 2018
March 8, 2017	18,450	100%	March 8, 2018
March 13, 2017	4,299	100%	March 13, 2018
June 1, 2017	3,575	100%	June 1, 2018
June 6, 2017	3,680	100%	June 6, 2018
September 29, 2017	3,246	100%	September 29, 2018
The following table summarizes the status of the Company's vested stock options at December 31, 2017:

Vested Options	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Vested at January 1, 2017	26,250	$46.60
Vested	—	$—
Exercised	—	$—
Forfeited	—	$—
Expired	(16,250)	$59.52
Vested at December 31, 2017	10,000	$25.60	3.38	$—
There were no options granted during the years ended December 31, 2017 or 2016. The outstanding stock options have a contractual term of ten years and will expire in 2021.
The components of equity compensation expense for the periods presented are as follows (in thousands):

	Years Ended December 31,
	2017	2016	2015
Restricted shares granted to non-employees (1)(2)	$2,456	$2,758	$2,163
Restricted shares granted to non-employee directors	282	267	257
Total equity compensation expense (3)	$2,738	$3,025	$2,420

(1)	Non-employees are employees of C-III and Resource America.

(2)	Amounts include $691,000 of equity compensation expense, for the year ended December 31, 2016, associated with the accelerated stock vesting of former executives of the Company.

(3)	Amounts exclude equity compensation expense for employees of the Company's subsidiary PCM, which is included in net income (loss) from discontinued operations, net of tax.

(Back to Index)

(Back to Index)

RESOURCE CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
DECEMBER 31, 2017

Under the Company's Third Amended and Restated Management Agreement ("Management Agreement"), incentive compensation is paid quarterly. Up to 75% of the incentive compensation is paid in cash and at least 25% is paid in the form of an award of common stock recorded in the management fee - related party line item on the consolidated statements of operations. During the year ended December 31, 2017, the Manager earned approximately 51,300 shares as incentive compensation valued at $539,000 pursuant to the Management Agreement. The Manager received no incentive management fee for the years ended December 31, 2016 and 2015.
All equity awards, apart from incentive compensation under the Management Agreement, are discretionary in nature and subject to approval by the compensation committee of the Company's board of directors.
NOTE 14 - EARNINGS PER SHARE
The following table presents a reconciliation of basic and diluted earnings (loss) per share for the periods presented as follows (in thousands, except share and per share amounts):

	Years Ended December 31,
	2017	2016	2015
Net income (loss) from continuing operations	$47,457	$(11,334)	$11,079
Net income allocated to preferred shares	(24,057)	(24,091)	(24,437)
Carrying value (less than) in excess of consideration paid for preferred shares	(3,803)	1,500	—
Net loss (income) allocable to non-controlling interest, net of taxes	196	229	(6,628)
Net income (loss) from continuing operations allocable to common shares	19,793	(33,696)	(19,986)
Net (loss) income from discontinued operations, net of tax	(14,116)	(19,260)	6,104
Net income (loss) allocable to common shares	$5,677	$(52,956)	$(13,882)

Net income (loss) per common share - basic
Weighted average number of shares outstanding	30,836,400	30,539,369	32,280,319
Continuing operations	$0.64	$(1.10)	$(0.62)
Discontinued operations	(0.46)	(0.63)	0.19
Net income (loss) per common share - basic	$0.18	$(1.73)	$(0.43)

Net income (loss) per common share - diluted:
Weighted average number of shares outstanding	30,836,400	30,539,369	32,280,319
Additional shares due to assumed conversion of dilutive instruments	239,387	—	—
Adjusted weighted-average number of common shares outstanding	31,075,787	30,539,369	32,280,319
Continuing operations	$0.64	$(1.10)	$(0.62)
Discontinued operations	(0.46)	(0.63)	0.19
Net income (loss) per common share - diluted	$0.18	$(1.73)	$(0.43)

Potentially dilutive shares excluded from calculation due to anti-dilutive effect (1)	11,238,408	9,002,864	9,002,864

(1)
Potentially dilutive shares issuable in connection with the potential conversion of the Company's 4.50% Convertible Senior Notes, 6.00% Convertible Senior Notes and 8.00% Convertible Senior Notes (see Note 11) were not included in the calculation of diluted net income (loss) per share because the effect would be anti-dilutive.

(Back to Index)

(Back to Index)

RESOURCE CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
DECEMBER 31, 2017

NOTE 15 - ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)
The following table presents the changes in each component of accumulated other comprehensive income (loss) for the year ended December 31, 2017 (in thousands):

	Net unrealized (loss) gain on derivatives	Net unrealized (loss) gain on investment securities available-for-sale	Accumulated other comprehensive income (loss)
Balance at January 1, 2017	$(18)	$3,099	$3,081
Other comprehensive gain (loss) before reclassifications (net of taxes of $512)	602	(1,870)	(1,268)
Amounts reclassified from accumulated other comprehensive income (1)	18	(534)	(516)
Balance at December 31, 2017	$602	$695	$1,297

(1)
Amounts reclassified from accumulated other comprehensive income are reclassified to net realized an unrealized gain on investment securities available-for-sale and loans and derivatives on the Company's consolidated statements of operations.

NOTE 16 - RELATED PARTY TRANSACTIONS
Management Agreement
In March 2005, the Company entered into a Management Agreement with the Manager and Resource America pursuant to which the Manager provides the Company investment management, administrative and related services. In September 2016, Resource America was acquired by C-III, and, as part of the transaction C-III took over control of the Company's Manager with respect to the management agreement. The agreement has been amended and restated several times over the years and was last amended and restated in December 2017.
The management agreement requires the Manager to manage the Company's business affairs in conformity with the policies and investment guidelines established by the Company's board of directors. The Manager provides its services under the supervision and direction of the Company's board of directors. The Manager is responsible for the selection, purchase and sale of the Company's portfolio investments, its financing activities and providing investment advisory services. The Manager also provides the Company with a Chief Financial Officer and a sufficient number of additional accounting, finance, tax and investor relations professionals. The Manager receives fees and is reimbursed for its expenses as follows:

•
A monthly base management fee equal to 1/12th of the amount of the Company's equity multiplied by 1.5%; provided, however that the base management fee is fixed at $937,500 per month for each of the 15 successive months beginning on October 1, 2017. Under the management agreement, ''equity'' is equal to the net proceeds from issuances of shares of capital stock (or the value of common shares upon the conversion of convertible securities), less offering-related costs, plus or minus the Company's retained earnings (excluding non-cash equity compensation incurred in current or prior periods) less all amounts the Company has paid for common stock and preferred stock repurchases. The calculation is adjusted for one-time events due to changes in GAAP, as well as other non-cash charges, upon approval of the Company's independent directors.

(Back to Index)

(Back to Index)

RESOURCE CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
DECEMBER 31, 2017

•
Incentive compensation, calculated quarterly as follows: (A) 20% of the amount by which the Company's core earnings (as defined in the management agreement) for a quarter exceeds the product of (i) the weighted average of (x) the per share book value of the Company's common shares at September 30, 2017 (subject to adjustments for certain items of income or loss on operations or gain or loss on resolutions under the Plan from October 1, 2017 through December 31, 2018) and (y) the per share price (including the conversion price, if applicable) paid for the Company's common shares in each offering (or issuance, upon the conversion of convertible securities) by it subsequent to September 30, 2017, multiplied by (ii) the greater of (x) 1.75% and (y) 0.4375% plus one-fourth of the Ten Year Treasury Rate for such quarter; multiplied by (B) the weighted average number of common shares outstanding during such quarter; subject to adjustment (a) to exclude events pursuant to changes in GAAP or the application of GAAP as well as non-recurring or unusual transactions or events, after discussion between the Manager and the independent directors and approval by a majority of the independent directors in the case of non-recurring or unusual transactions or events, and (b) to deduct an amount equal to any fees paid directly by a TRS (or any subsidiary thereof) to employees, agents and/or affiliates of the Manager with respect to profits of such TRS (or subsidiary thereof) generated from the services of such employees, agents and/or affiliates, the fee structure of which shall have been approved by a majority of the independent directors and which fees may not exceed 20% of the net income (before such fees) of such TRS (or subsidiary thereof).

•
Per loan underwriting and review fees in connection with valuations of and potential investments in certain subordinate commercial mortgage pass-through certificates, in amounts approved by a majority of the independent directors.

•	Reimbursement of out-of-pocket expenses and certain other costs incurred by the Manager that relate directly to the Company and its operations.

•
Reimbursement of the Manager's expenses for the wages, salaries and benefits of (A) the Company's Chief Financial Officer and accounting, finance, tax and investor relations professionals, and (B) employees of its ancillary operating subsidiaries, in proportion to such personnel's percentage of time dedicated to the Company or its subsidiaries' operations.

Incentive compensation is calculated and payable quarterly to the Manager to the extent it is earned. Up to 75% of the incentive compensation is payable in cash and at least 25% is payable in the form of an award of common stock. The Manager may elect to receive more than 25% in incentive compensation in common stock. All shares are fully vested upon issuance, however, the Manager may not sell such shares for one year after the incentive compensation becomes due and payable unless the management agreement is terminated. Shares payable as incentive compensation are valued as follows:

•	if such shares are traded on a securities exchange, at the average of the closing prices of the shares on such exchange over the 30-day period ending three days prior to the issuance of such shares;

•	if such shares are actively traded over-the-counter, at the average of the closing bid or sales price as applicable over the 30-day period ending three days prior to the issuance of such shares; and

•	if there is no active market for such shares, at the fair market value as reasonably determined in good faith by the board of directors of the Company.
The management agreement's contract term ends on March 31, 2018 and the agreement provides for automatic one year renewals on such date and on each March 31 thereafter until terminated. The Company's board of directors reviews the Manager's performance annually. The management agreement may be terminated annually upon the affirmative vote of at least two-thirds of the Company's independent directors, or by the affirmative vote of the holders of at least a majority of the outstanding shares of its common stock, based upon unsatisfactory performance that is materially detrimental to the Company or a determination by its independent directors that the management fees payable to the Manager are not fair, subject to the Manager's right to prevent such a compensation termination by accepting a mutually acceptable reduction of management fees. The Company's board of directors must provide 180 days' prior notice of any such termination. If the Company terminates the management agreement, the Manager is entitled to a termination fee equal to four times the sum of the average annual base management fee and the average annual incentive compensation earned by the Manager during the two 12-month periods immediately preceding the date of termination, calculated as of the end of the most recently completed fiscal quarter before the date of termination. The Company may also terminate the management agreement for cause with 30 days' prior written notice from its board of directors. No termination fee is payable in the event of a termination for cause. The management agreement defines cause as:

(Back to Index)

(Back to Index)

RESOURCE CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
DECEMBER 31, 2017

•	the Manager's continued material breach of any provision of the management agreement following a period of 30 days after written notice thereof;

•	the Manager's fraud, misappropriation of funds, or embezzlement against the Company;

•	the Manager's gross negligence in the performance of its duties under the management agreement;

•	the dissolution, bankruptcy or insolvency, or the filing of a voluntary bankruptcy petition, by the Manager; or

•
a change of control (as defined in the management agreement) of the Manager if a majority of the Company's independent directors determines, at any point during the 18 months following the change of control, that the change of control was detrimental to the ability of the Manager to perform its duties in substantially the same manner conducted before the change of control.

Cause does not include unsatisfactory performance that is materially detrimental to the Company's business.
The Manager may terminate the management agreement at its option, (A) in the event that the Company defaults in the performance or observance of any material term, condition or covenant contained in the management agreement and such default continues for a period of 30 days after written notice thereof, or (B) without payment of a termination fee by the Company, if it becomes regulated as an investment company under the Investment Company Act of 1940, with such termination deemed to occur immediately before such event.
Relationship with C-III and Certain of its Subsidiaries
Relationship with C-III and certain of their Subsidiaries.  In September 2016, Resource America was acquired by C-III, a leading CRE investment management and services company engaged in a broad range of activities, including primary and special loan servicing, loan origination, fund management, CDO management, principal investment, zoning due diligence, investment sales and multifamily property management. C-III is indirectly controlled and partially owned by Island Capital Group ("Island Capital"), of which Andrew L. Farkas, Chairman of the Company, is the managing member. Mr. Farkas is also chairman and chief executive officer of C-III. In addition, Robert C. Lieber, the Company's Chief Executive Officer, is an executive managing director of both C-III and Island Capital. Matthew J. Stern, the Company's President, is a senior managing director of both C-III and Island Capital. Jeffrey P. Cohen, who is a member of the Company's Board, is an executive managing director of C-III and president of Island Capital. These officers and the Company's other executive officers are also officers of the Company's Manager, Resource America, C-III or affiliates of those companies. At December 31, 2017, C-III was the beneficial owner of 766,718, or 2.4%, of the Company's outstanding common shares.
The Company has entered into a management agreement under which the Company's Manager receives substantial fees. In May 2016, the Company entered into a letter agreement with Resource America pursuant to which the Company irrevocably waived its right to terminate the management agreement as a result of a "Change of Control" (as defined in the management agreement) resulting from the acquisition of Resource America by C-III. Upon consummation of that acquisition, Resource America paid a $1.5 million fee to the Company for the waiver which was recorded in other income (expense) on the consolidated statements of operations for the year ended December 31, 2016.
For the years ended December 31, 2017, 2016 and 2015, the Manager earned base management fees of $10.8 million, $12.4 million and $12.8 million, respectively. For the year ended December 31, 2017, the Manager earned incentive management fees of $2.2 million, of which 75%, or $1.6 million was paid in cash and 25%, or approximately $539,000, was paid in common stock. No incentive management fees were earned for the years ended December 31, 2016 and 2015. For the years ended December 31, 2017, 2016 and 2015, the Company paid the Manager $5.7 million, $5.0 million and $5.5 million, respectively, as expense reimbursements.

(Back to Index)

(Back to Index)

RESOURCE CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
DECEMBER 31, 2017

In November 2010, the Company entered into an Investment Management Agreement with Resource Capital Markets, Inc. ("RCM"), a wholly-owned subsidiary of Resource America.  The initial and amended agreements provided that: (a) RCM may invest up to $13.0 million of the Company's funds, with the investable amount being adjusted by portfolio gains (losses) and collections, and offset by expenses, taxes and realized management fees, and (b) RCM can earn a management fee in any year that the net profits earned exceed a preferred return.  RCM can earn a management fee of 20% of the amount by which the net profits exceed the preferred return.  During the years ended December 31, 2017, 2016 and 2015, RCM earned no management fees. The Company also reimburses RCM for expenses paid on the Company's behalf. No expense reimbursements were paid for the year ended December 31, 2017. For the years ended December 31, 2016 and 2015, the Company paid RCM $10,000 and $128,000, respectively, as expense reimbursements.
At December 31, 2017, the Company was indebted to the Manager for $1.0 million, comprised of base management fees of $1.0 million and expense reimbursements of $3,000. The Company was also indebted to the Manager for oversight fees of $63,000 and $138,000 at December 31, 2017 and 2016, respectively, which were recorded in liabilities held for sale.   At December 31, 2016, the Company was indebted to the Manager for $1.4 million, comprised of base management fees of $1.3 million and expense reimbursements of $35,000. At December 31, 2017, the Company was indebted to RCM under the Company's Investment Management Agreement for $124,000, comprised entirely of expense reimbursements.  At December 31, 2016, the Company was indebted to RCM under the Company's Investment Management Agreement for $216,000, comprised entirely of expense reimbursements. The Company's base management fee payable as well as expense reimbursements payable are recorded in accounts payable and other liabilities on the consolidated balance sheets.
In November 2013, the Company, through a wholly-owned subsidiary, purchased all of the membership interests in Elevation Home Loans, LLC, a start-up residential mortgage company, from an individual who subsequently became an employee of Resource America, for $830,000, paid in the form of 34,165 shares of restricted Company common stock.  The restricted stock vested in full on November 7, 2016, and included dividend equivalent rights. Elevation Home Loans, LLC was liquidated in 2016.
At December 31, 2017, the Company retained equity in six securitizations, which were structured for the Company by the Manager, although three of the securitizations were substantially liquidated as of December 31, 2017.  Under the Management Agreement, the Manager was not separately compensated by the Company for executing these transactions and is not separately compensated for managing the securitizations entities and their assets.
Relationship with LCC. LCC, a former subsidiary of Resource America in which the Company owned a noncontrolling interest, originated and managed equipment leases and notes on behalf of the Company. In November 2011, the Company, together with LEAF Financial and LCC, entered into a securities purchase agreement with Eos Partners, L.P., a private investment firm, and its affiliates (see Note 3). The Company's resulting interest in LCC was accounted for under the equity method and recorded in equity in earnings of unconsolidated subsidiaries on the consolidated statements of operations.  For the years ended December 31, 2017, 2016 and 2015, the Company recorded equity in earnings of $41.5 million, $943,000 and $2.6 million, respectively, on its investment in LCC. In July 2017, the Company sold its investment in LCC and received cash proceeds of $84.3 million.  The Company had no investment in LCC at December 31, 2017 and a total investment of $43.0 million at December 31, 2016.
Relationship with CVC Credit Partners. In April 2012, Apidos Capital Management ("ACM"), a former subsidiary of Resource America, was sold to CVC Credit Partners, LLC ("CVC Credit Partners"), a joint venture entity in which C-III owned a 24% interest through August 2017. CVC Credit Partners manages internally and externally originated syndicated corporate loans on the Company's behalf.  In February 2011, one of the Company's subsidiaries purchased 100% of the ownership interests in Churchill Pacific Asset Management LLC ("CPAM") from Churchill Financial Holdings LLC for $22.5 million.  CPAM subsequently changed its name to Resource Capital Asset Management ("RCAM"). Through RCAM, the Company was entitled to collect senior, subordinated and incentive fees related to five CLOs holding approximately $1.9 billion in assets managed by RCAM.  RCAM is assisted by CVC Credit Partners in managing these CLOs.  CVC Credit Partners is entitled to 10% of all subordinated fees and 50% of the incentive fees received by RCAM.  For the years ended December 31, 2017, 2016 and 2015, CVC Credit Partners earned subordinated and incentive fees of $1.4 million, $1.8 million and $1.4 million, respectively. In October 2012, the Company purchased 66.6% of the preferred equity in one of the RCAM-managed CLOs. In May 2013, the Company purchased additional equity in this CLO, increasing its ownership percentage to 68.3%. The five CLOs were liquidated in February 2013, January 2016, September 2016 and February 2017, respectively. The Company had no intangible assets recorded at December 31, 2017. The intangible asset balance was $213,000 at December 31, 2016. For the years ended December 31, 2017, 2016 and 2015, the Company recorded impairments of $177,000, $3.7 million and $2.4 million, respectively, on the related intangible asset of these CLOs. C-III sold its interest in CVC Credit Partners in August 2017, and, as a result, CVC Credit Partners is no longer considered a related party of the Company.

(Back to Index)

(Back to Index)

RESOURCE CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
DECEMBER 31, 2017

Relationship with LTCC Funding. The Company reimburses Resource America for additional costs incurred related to the Company's life care business, LTCC Funding, established for the purpose of investing in life settlement contracts. The initial agreement, authorized in December 2012, provided for an annual reimbursement of $550,000, with a two-year term. In March 2015, the agreement was amended to extend the term for an additional two years terminating in December 2016. The agreement was amended again in December 2016 and matured in December 2017 for a reduced annual reimbursement of $250,000. This fee was paid quarterly.
Relationship with Resource Real Estate, Inc. Resource Real Estate, an indirect wholly-owned subsidiary of C-III, originates, finances and manages the Company's CRE loan portfolio.  The Company reimburses Resource Real Estate for loan origination costs associated with all loans originated. The Company also reimburses Resource Real Estate for expenses, including the expenses of employees of Resource America who perform legal, accounting, due diligence and other services that outside professionals or consultants would otherwise perform, and for the compensation and benefits of several Resource America personnel dedicated to the Company's operations. At December 31, 2017 and 2016, the Company was indebted to Resource Real Estate for $502,000 and $899,000, respectively, for expense reimbursements and had receivables from Resource Real Estate of $185,000 and $50,000, respectively, for loan deposits, which was recorded in accounts payable and other liabilities on the consolidated balance sheets.
In December 2009, the Company purchased a membership interest in RRE VIP Borrower, an unconsolidated VIE that held an interest in a real estate joint venture, from Resource America for $2.1 million, its book value. Resource Real Estate Management, LLC was the asset manager of the venture and received a monthly asset management fee equal to 1.0% of the combined investment calculated as of the last calendar day of the month. There were no fees incurred for the years ended December 31, 2017 and 2016, as the last property associated with the joint venture was sold in 2014. For the years ended December 31, 2017, 2016 and 2015, the Company recorded income of $45,000, $58,000 and $325,000, respectively, which was recorded in equity in earnings of unconsolidated entities on the consolidated statements of operations. The income recorded was related to insurance premium and property tax refunds from the underlying sold properties formerly in the portfolio.
The Company has executed the following five real estate securitization transactions, which provide financing for CRE loans: (i) RCC CRE Notes 2013, a $307.8 million securitization that closed in December 2013 and liquidated in December 2016; (ii) RCC 2014-CRE2, a $353.9 million securitization that closed in July 2014 and liquidated in August 2017; (iii) RCC 2015-CRE3, a $346.2 million securitization that closed in February 2015; (iv) RCC 2015-CRE4, a $312.9 million securitization that closed in August 2015 and (v) RCC 2017-CRE5, a $376.7 million securitization that closed in July 2017. Resource Real Estate serves as special servicer for each securitization. With respect to each specialty service mortgage loan, Resource Real Estate receives an amount equal to the product of (a) the special servicing fee rate, 0.25% per annum, multiplied by (b) the outstanding principal balance of such specially serviced mortgage loan. The servicing fee is payable monthly, on an asset-by-asset basis. C-III Asset Management serves as the servicer for RCC 2017-CRE5 and receives an amount equal to the product of (a) the servicing fee rate, 0.05% per annum, multiplied by (b) the outstanding principal balance of each mortgage loan. The servicing fee is payable monthly, on an asset-by-asset basis. During the year ended December 31, 2017, C-III Asset Management earned approximately $96,000. The Company was indebted to C-III Asset Management for approximately $14,000 at December 31, 2017. The Company utilizes the brokerage services of Resource Securities, Inc. ("Resource Securities"), a wholly-owned broker-dealer subsidiary of Resource America, on a limited basis to sell the notes of the Company's real estate securitizations to third parties. The Company paid Resource Securities placement agent fees in connection with each CRE securitization transaction as follows: $205,000, $175,000, $100,000 and $85,000, respectively. These fees are included in the deferred debt issuance costs and are amortized over the life of the securitizations. No placement agency fees were paid to Resource Securities in connection with the RCC 2017-CRE5 transaction.
In October 2017, the Company acquired the BB-rated, B-rated and non-rated bonds of a securitization sponsored by Wells Fargo. C-III Asset Management serves as the special servicer for the securitization, and C-III Commercial Mortgage LLC contributed loans amounting to 10.2% of the total collateral pool value to the securitization. No special servicing fees were paid to C-III Asset Management during the year ended December 31, 2017.

(Back to Index)

(Back to Index)

RESOURCE CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
DECEMBER 31, 2017

In July 2014, the Company formed RCM Global Manager to invest in RCM Global, an entity formed to hold a portfolio of structured product securities. The Company contributed $15.0 million for a 63.8% membership interest in RCM Global. The portion of RCM Global that the Company does not own was presented as non-controlling interest for the year ended December 31, 2015 and 2014 in the Company's consolidated financial statements. All intercompany accounts and transactions were eliminated in consolidation. On January 1, 2016, the Company adopted new consolidation guidance on VIEs and, as a result, the Company deconsolidated RCM Global and now accounts for this investment as an investment in unconsolidated entities on the consolidated balance sheets (see Note 2). In March and June 2015, the Company requested and received an in-kind distribution in certain securities held by RCM Global resulting in a reduction in its ownership interest. The distribution of and subsequent sale of those securities by the Company through its subsidiary, RCC Residential, resulted in the realization of $5.0 million of net gain for the year ended December 31, 2015. During the year ended December 31, 2016, RCC Residential received a cash distribution in the amount of $753,000. The Company's ownership interest in RCM Global was 63.2% at December 31, 2017 and the remainder was owned by subsidiaries of Resource America. For the years ended December 31, 2017 and 2016, the Company recorded a loss of $274,000 and income of $14,000, respectively, which were recorded in equity in earnings of unconsolidated entities on the consolidated statements of operations. The Company had no carrying value on this investment at December 31, 2017 due to accumulated other comprehensive losses in excess of the investment's cost basis at December 31, 2017.
In September 2014, the Company contributed $17.5 million to Pelium Capital for an initial ownership interest of 80.4%. Pelium Capital is a specialized credit opportunity fund managed by an indirect wholly-owned subsidiary of C-III. The Company funded its final commitment of $2.5 million as of February 2015. The Company will receive 10.0% of the carried interest in the partnership. Resource America contributed securities valued at $2.8 million upon the formation of Pelium Capital. On January 1, 2016, the Company adopted new consolidation guidance on VIEs and, as a result, the Company deconsolidated Pelium Capital and now accounts for this investment as an investment in unconsolidated entities on the consolidated balance sheet. For the years ended December 31, 2017 and 2016, the Company recorded a loss of $1.9 million and earnings of $4.0 million, respectively, which was recorded in equity in earnings of unconsolidated entities on the consolidated statements of operations. During 2017, the Company received proceeds of $13.6 million related to the partial liquidation of its investment. The Company's investment balance in Pelium Capital was $10.5 million and $26.0 million at December 31, 2017 and December 31, 2016, respectively. The Company held an 80.2% interest in Pelium Capital at December 31, 2017.
In June 2015, the Company committed to invest up to $50.0 million in Pearlmark Mezz, a Delaware limited partnership. The investment adviser of Pearlmark Mezz is Pearlmark Real Estate LLC ("Pearlmark Manager"), which is 50% owned by Resource America. The Company pays Pearlmark Manager management fees of 1.0% on the unfunded committed capital and 1.5% on the invested capital. The Company was entitled to a management fee rebate of 25% for the first year of the fund, which ended in June 2016. Resource America has agreed that it will credit any such fees paid by the Company to Pearlmark Manager against the base management fee that the Company pays to the Manager. In May 2017, the Company sold its equity interest and was relieved of its investment commitment in Pearlmark Mezz for proceeds of $16.2 million, which was recorded in equity in (losses) earnings of unconsolidated entities on the statement of operations.
NOTE 17 - DISTRIBUTIONS
For the years ended December 31, 2017, 2016 and 2015, the Company declared and subsequently paid dividends of $0.20, $1.31 and $2.34 per common share, respectively.
In order to qualify as a REIT, the Company must currently distribute at least 90% of its taxable income.  In addition, the Company must distribute 100% of its taxable income in order to not be subject to corporate federal income taxes on retained income.  The Company anticipates it will distribute substantially all of its taxable income to its stockholders.  Because taxable income differs from cash flow from operations due to non-cash revenues or expenses (such as provisions for loan and lease losses and depreciation), in certain circumstances, the Company may generate operating cash flow in excess of its distributions or, alternatively, may be required to borrow funds to make sufficient distribution payments.
The Company's 2018 dividends will be determined by the Company's board of directors, which will also consider the composition of any dividends declared, including the option of paying a portion in cash and the balance in additional common shares.
The following tables present dividends declared (on a per share basis) for the years ended December 31, 2017, 2016 and 2015:

(Back to Index)

(Back to Index)

RESOURCE CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
DECEMBER 31, 2017

Common Stock
	Date Paid	Total Dividend Paid	Dividend Per Share
		(in thousands)
2017
March 31	April 27	$1,568	$0.05
June 30	July 28	$1,567	$0.05
September 30	October 27	$1,566	$0.05
December 31	January 26, 2018	$1,572	$0.05

2016
March 31	April 28	$13,073	$0.42
June 30	July 28	$13,051	$0.42
September 30	October 28	$13,012	$0.42
December 31	January 27, 2017	$1,550	$0.05

2015
March 31	April 28	$21,444	$0.64
June 30	July 28	$21,426	$0.64
September 30	October 28	$20,667	$0.64
December 31	January 28, 2016	$13,274	$0.42

	Series A Preferred Stock			Series B Preferred Stock			Series C Preferred Stock
	Date Paid	Total Dividend Paid	Dividend Per Share	Date Paid	Total Dividend Paid	Dividend Per Share	Date Paid	Total Dividend Paid	Dividend Per Share
		(in thousands)			(in thousands)			(in thousands)
2017
March 31	May 1	$568	$0.531250	May 1	$2,859	$0.515625	May 1	$2,588	$0.539063
June 30	July 31	$568	$0.531250	July 31	$2,859	$0.515625	July 31	$2,588	$0.539063
September 30	October 30	$568	$0.531250	October 30	$2,859	$0.515625	October 30	$2,588	$0.539063
December 31	January 30, 2018	$568	$0.531250	January 30, 2018	$2,859	$0.515625	January 30, 2018	$2,588	$0.539063

2016
March 31	May 2	$568	$0.531250	May 2	$2,859	$0.515625	May 2	$2,588	$0.539063
June 30	August 1	$568	$0.531250	August 1	$2,859	$0.515625	August 1	$2,588	$0.539063
September 30	October 31	$568	$0.531250	October 31	$2,859	$0.515625	October 31	$2,588	$0.539063
December 31	January 30, 2017	$568	$0.531250	January 30, 2017	$2,859	$0.515625	January 30, 2017	$2,588	$0.539063

2015
March 31	April 30	$568	$0.531250	April 30	$2,960	$0.515625	April 30	$2,588	$0.539063
June 30	July 30	$568	$0.531250	July 30	$2,960	$0.515625	July 30	$2,588	$0.539063
September 30	October 30	$568	$0.531250	October 30	$2,960	$0.515625	October 30	$2,588	$0.539063
December 31	February 1, 2016	$568	$0.531250	February 1, 2016	$2,960	$0.515625	February 1, 2016	$2,588	$0.539063
(Back to Index)

(Back to Index)

RESOURCE CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
DECEMBER 31, 2017

NOTE 18 - FAIR VALUE OF FINANCIAL INSTRUMENTS
The following table presents the Company's financial instruments carried at fair value on a recurring basis based upon the fair value hierarchy (in thousands):

	Level 1	Level 2	Level 3	Total
At December 31, 2017:
Assets:
Investment securities available-for-sale	$—	$—	$211,737	$211,737
Investment securities, trading	—	—	178	178
Loans held for sale	—	—	13	13
Derivatives	—	602	—	602
Total assets at fair value	$—	$602	$211,928	$212,530

Liabilities:
Derivatives	$—	$76	$—	$76
Total liabilities at fair value	$—	$76	$—	$76

At December 31, 2016:
Assets:
Investment securities available-for-sale	$—	$—	$124,968	$124,968
Investment securities, trading	—	369	4,123	4,492
Loans held for sale	—	787	220	1,007
Derivatives	—	647	—	647
Total assets at fair value	$—	$1,803	$129,311	$131,114

Liabilities:
Derivatives	$—	$97	$—	$97
Total liabilities at fair value	$—	$97	$—	$97
In accordance with guidance on fair value measurements and disclosures, the Company is not required to disclose quantitative information with respect to unobservable inputs contained in fair value measurements that are not developed by the Company. As a consequence, the Company has not disclosed such information associated with fair values obtained for investment securities available-for-sale, investment securities, trading, loans held for sale and derivatives from third-party pricing sources.
The following table presents additional information about the Company's assets that are measured at fair value on a recurring basis for which the Company has utilized Level 3 inputs (in thousands):

	CMBS	RMBS	ABS	Structured Notes	Loans Held for Sale	Total
Balance, January 1, 2017	$98,087	$1,601	$25,280	$4,123	$220	$129,311
Included in earnings (1)	562	(158)	3,532	170	112	4,218
Purchases/originations	171,929	—	—	—	—	171,929
Sales	(6,390)	(1,111)	(23,168)	—	—	(30,669)
Paydowns	(53,819)	(256)	(2,833)	(4,115)	(319)	(61,342)
Capitalized interest	—	—	1,362	—	—	1,362
Included in OCI	1,210	(76)	(4,015)	—	—	(2,881)
Balance, December 31, 2017	$211,579	$—	$158	$178	$13	$211,928

(1)
For structured notes classified as Level 3 at December 31, 2017, the Company recorded changes in unrealized losses of $963,000 for the year ended December 31, 2017, in net realized and unrealized (loss) gain on investment securities, trading on the consolidated statements of operations. For loans held for sale classified as Level 3 at December 31, 2017, the Company recorded changes in unrealized gains of $111,000 for the year ended December 31, 2017, in fair value adjustments on assets held for sale on the consolidated statements of operations.

(Back to Index)

(Back to Index)

RESOURCE CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
DECEMBER 31, 2017

The following table summarizes the Company's financial instruments measured at fair value on a nonrecurring basis based upon the fair value hierarchy (in thousands):

	Level 1	Level 2	Level 3	Total
At December 31, 2017:
Assets:
Legacy CRE whole loans held for sale	$—	$—	$22,500	$22,500
Impaired loans	—	—	4,500	4,500
Total assets at fair value	$—	$—	$27,000	$27,000

Liabilities:
Pearlmark Mezz indemnification	$—	$—	$703	$703
Total liabilities at fair value	$—	$—	$703	$703

At December 31, 2016:
Assets:
Legacy CRE whole loans held for sale	$—	$—	$158,178	$158,178
Impaired loans	—	—	4,500	4,500
Total assets at fair value	$—	$—	$162,678	$162,678
Legacy CRE whole loans held for sale consist of loans that have been reclassified as assets held for sale as part of the Company's Plan and remeasured at fair value at December 31, 2017 and 2016. To determine fair value of the Legacy CRE whole loans, the Company primarily uses appraisals obtained from third-parties as a practical expedient. The Company may also use the present value of estimated cash flows, market price, if available, or other determinants of the fair value of the collateral less estimated disposition costs. These loans are classified as Level 3. During the year ended December 31, 2017, a loss of $1.9 million was recorded on one Legacy CRE whole loan to adjust the loan to its adjusted appraised value. There were no nonrecurring fair value losses for loans held for sale for the year ended December 31, 2016. There was $1.3 million of nonrecurring fair value losses for loans held for sale for the year ended December 31, 2015. The overall capitalization rate used in the updated analysis was 8.00% at December 31, 2017. Appraisals were received for all Legacy CRE whole loans identified at December 31, 2016, with capitalization rates and discount rates ranging from 5.25% to 9.00% and 7.00% to 11.00%, respectively.
Impaired loans consist of CRE loans for which an impairment analysis was conducted on a quarterly basis. For the Company's CRE loans for which there is no primary market, fair value may be determined based on the present value of estimated cash flows; or market price, if available; or on the fair value of the collateral less estimated disposition costs; and these loans are classified as Level 3. The capitalization rate used in the appraisal of the underlying asset of the impaired loan was 9.00% at December 31, 2017 and 2016. The discount rate used in the appraisal of the underlying asset of the impaired loan was 11.00% at December 31, 2017 and 2016.
There were no nonrecurring fair value losses for specifically impaired loans for the year ended December 31, 2017. For the years ended December 31, 2016 and 2015, there were $18.3 million and $39.2 million of nonrecurring fair value losses for specifically impaired loans, respectively.
The Company's Pearlmark Mezz indemnification, classified as Level 3, was valued by a third-party valuation service.
The Company is required to disclose the fair value of financial instruments for which it is practicable to estimate that value.  The fair values of the Company's short-term financial instruments such as cash and cash equivalents, restricted cash, interest receivable, principal paydowns receivable, accrued interest expense and distributions payable approximate their carrying value on the consolidated balance sheets.  The fair values of the Company's investment securities, trading are reported in Note 8.  The fair values of the Company's investment securities available-for-sale are reported in Note 9.  The fair values of the Company's loans held for sale are reported in Note 6. The fair values of the Company's derivative instruments are reported in Note 19.

(Back to Index)

(Back to Index)

RESOURCE CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
DECEMBER 31, 2017

The fair values of the Company's loans held for investment are measured by discounting the expected future cash flows using the current interest rates at which similar loans would be made to borrowers with similar credit ratings and for the same remaining maturities. Fair values of loans with variable interest rates are expected to approximate fair value. The Company's CRE loans have variable interest rates from 5.06% to 7.63% and 4.63% to 7.08% at December 31, 2017 and 2016, respectively.
The overall capitalization rates rates used in the analysis of the valuations of the Legacy CRE whole loans presented as assets held for sale ranged from 6.38% to 8.00% at December 31, 2017.
Senior notes in CRE securitizations are valued using dealer quotes, typically sourced from the dealer who underwrote the applicable CRE securitization.
The fair values of the junior subordinated notes RCT I and RCT II are estimated by using a discounted cash flow model with discount rates of 11.33% and 11.34%, respectively.
The fair value of the convertible notes is determined using a discounted cash flow model that discounts the expected future cash flows using current interest rates on similar debts that do not have a conversion option. The 6.00% Convertible Senior Notes are discounted at a rate of 4.54%, the 8.00% Convertible Senior Notes are discounted at a rate of 4.92% and the 4.50% Convertible Senior Notes are discounted at a rate of 7.17%.
Repurchase agreements are variable rate debt instruments indexed to LIBOR that reset periodically and, as a result, their carrying value approximates their fair value, excluding deferred debt issuance costs.
The fair values of the Company's remaining financial instruments that are not reported at fair value on the consolidated balance sheets are reported in the following table (in thousands):

		Fair Value Measurements
	Carrying Value	Fair Value	Quoted Prices in Active Markets for Identical Assets of Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
At December 31, 2017:
Assets:
Loans held for investment	$1,284,822	$1,294,664	$—	$—	$1,294,664
Legacy CRE whole loans held for sale	$61,841	$62,841	$—	$—	$62,841

Liabilities:
Senior notes in CRE Securitizations	$416,655	$420,084	$—	$—	$420,084
Junior subordinated notes	$51,548	$26,574	$—	$—	$26,574
Convertible senior notes	$217,365	$235,385	$—	$—	$235,385
Repurchase agreements	$477,917	$479,383	$—	$—	$479,383

At December 31, 2016:
Assets:
Loans held for investment	$1,286,278	$1,292,099	$—	$—	$1,292,099

Liabilities:
Senior notes in CRE Securitizations	$480,101	$486,524	$—	$—	$486,524
Junior subordinated notes	$51,548	$27,246	$—	$—	$27,246
Convertible senior notes	$208,297	$215,000	$—	$—	$215,000
Repurchase agreements	$451,510	$453,794	$—	$—	$453,794

(Back to Index)

(Back to Index)

RESOURCE CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
DECEMBER 31, 2017

NOTE 19 - MARKET RISK AND DERIVATIVE INSTRUMENTS
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
The Company may hold various derivatives in the ordinary course of business, including: interest rate swaps, forward contracts and options. Interest rate swaps are contracts between two parties to exchange cash flows based on specified underlying notional amounts, assets and/or indices. Forward contracts represent future commitments to either purchase or to deliver a quantity of a currency (foreign currency hedging) at a predetermined future date, at a predetermined rate or price and are used to manage currency risk with respect to the Company's long positions in foreign currency-denominated investment securities. Options are contracts sold by one party to another that give the buyer the right, but not the obligation, to buy a financial asset at an agreed-upon price during a certain period of time or on a specific date.
A significant market risk to the Company is interest rate risk.  Interest rates are highly sensitive to many factors, including governmental monetary and tax policies, domestic and international economic and political considerations and other factors beyond the Company's control.  Changes in the general level of interest rates can affect net interest income, which is the difference between the interest income earned on interest-earning assets and the interest expense incurred in connection with the interest-bearing liabilities.  Changes in the level of interest rates also can affect the value of the Company's interest-earning assets and the Company's ability to realize gains from the sale of these assets.  A decline in the value of the Company's interest-earning assets pledged as collateral for borrowings could result in the counterparties demanding additional collateral pledges or liquidation of some of the existing collateral to reduce borrowing levels.
The Company seeks to manage the extent to which net income changes as a function of changes in interest rates by matching adjustable-rate assets with variable-rate borrowings. The Company seeks to mitigate the potential impact on net income (loss) of adverse fluctuations in interest rates incurred on its borrowings by entering into hedging agreements.
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
At December 31, 2017, the Company had seven interest rate swap contracts outstanding whereby the Company paid a weighted average fixed rate of 2.08% and received a variable rate equal to one-month LIBOR.  The aggregate notional amount of these contracts was $41.8 million at December 31, 2017.  The counterparty for the Company's designated interest rate hedge contracts at December 31, 2017 was Wells Fargo.
The estimated fair value of the Company's assets related to interest rate swaps was $602,000 at December 31, 2017.  The Company had aggregate unrealized gains of $602,000 on the interest rate swaps at December 31, 2017, which are recorded in accumulated other comprehensive income on the consolidated balance sheets.
At December 31, 2016, the Company had no interest rate swap contracts outstanding.
At December 31, 2016, the Company had an aggregate unrealized loss of $18,000, recorded in accumulated other comprehensive income on the consolidated balance sheets, remaining on an interest rate swap contract that was terminated at the Company's request in April 2016. The aggregate unrealized loss is amortized as interest expense in the Company's consolidated statements of operations over the remaining life of the swap term. The Company incurred interest expense of $18,000 and $54,000 for the years ended December 31, 2017 and December 31, 2016, respectively, to fully amortize the accumulated other comprehensive (loss) on the terminated swap agreement.
During the years ended December 31, 2006, 2007 and 2008, the Company terminated 18 interest rate swaps. During the years ended December 31, 2016 and 2015, the Company recognized expense of $39,000 and $275,000, respectively, into earnings related to the amortization of gains and losses on the 18 terminated hedges. These hedges were fully amortized at December 31, 2016.

(Back to Index)

(Back to Index)

RESOURCE CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
DECEMBER 31, 2017

The Company had a master netting agreement with Wells Fargo at December 31, 2017. Regulations promulgated under the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 mandate that the Company clear certain new interest rate swap transactions through a central counterparty. Transactions that are centrally cleared result in the Company facing a clearing house, rather than a swap dealer, as counterparty. Central clearing requires the Company to post collateral in the form of initial and variation margin to satisfy potential future obligations. At December 31, 2017, the Company had centrally cleared interest rate swap contracts with a fair value in an asset position of $602,000. At December 31, 2016, there were no centrally cleared interest rate swap contracts.
The Company is also exposed to foreign currency exchange rate risk, a form of risk that arises from the change in price of one currency against another. However, substantially all of the Company's revenues are transacted in U.S. dollars. To address this market risk, the Company generally hedges foreign currency-denominated exposures (typically investments in debt instruments, including forecasted principal and interest payments) with foreign currency forward contracts. The Company classifies these hedges as fair value hedges, which are hedges that mitigate the risk of changes in the fair values of assets, liabilities and certain types of firm commitments. The Company records changes in fair value of derivatives designated and effective as fair value hedges in earnings offset by corresponding changes in the fair values of the hedged items.
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
The following tables present the fair value of the Company's derivative financial instruments as well as their classification on the Company's consolidated balance sheets and on the consolidated statements of operations for the years presented:
Fair Value of Derivative Instruments at December 31, 2017 (in thousands)

	Asset Derivatives
	Notional Amount	Consolidated Balance Sheets Location	Fair Value
Interest rate swap contracts, hedging (1)	$41,750	Derivatives, at fair value	$602

	Liability Derivatives
	Notional Amount	Consolidated Balance Sheets Location	Fair Value
Forward contracts - foreign currency, hedging (2)(3)	$3,602	Derivatives, at fair value	$76
Interest rate swap contracts, hedging	$41,750	Accumulated other comprehensive income	$602

(1)	Interest rate swap contracts are accounted for as cash flow hedges.

(2)	Foreign currency forward contracts are accounted for as fair value hedges.

(3)
Notional amount presented is translated on a currency converted basis. The base currency notional amount of the Company's foreign currency hedging forward contracts in a liability position was €3.0 million at December 31, 2017.

(Back to Index)

(Back to Index)

RESOURCE CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
DECEMBER 31, 2017

Fair Value of Derivative Instruments at December 31, 2016 (in thousands)

	Asset Derivatives
	Notional Amount	Consolidated Balance Sheets Location	Fair Value
Forward contracts - foreign currency, hedging (1)(2)	$12,489	Derivatives, at fair value	$647

	Liability Derivatives
	Notional Amount	Consolidated Balance Sheets Location	Fair Value
Forward contracts - foreign currency, hedging (1)(2)	$11,700	Derivatives, at fair value	$97
Interest rate swap contracts, hedging	$—	Accumulated other comprehensive income	$(18)

(1)	Foreign currency forward contracts are accounted for as fair value hedges.

(2)
Notional amount presented is translated on a currency converted basis. The base currency notional amount of the Company's foreign currency hedging forward contracts in an asset position was €11.9 million at December 31, 2016. The base currency notional amount of the Company's foreign currency hedging forward contracts in a liability position was €11.1 million at December 31, 2016.

The Effect of Derivative Instruments on the Consolidated Statements of Operations for the
Year Ended December 31, 2017 (in thousands)

	Derivatives
	Consolidated Statements of Operations Location	Realized and Unrealized Gain (Loss) (1)
Interest rate swap contracts, hedging	Interest expense	$(130)
Forward contracts - foreign currency, hedging	Net realized and unrealized gain (loss) on investment securities available-for-sale and loans and derivatives	$(1,896)

(1)	Negative values indicate a decrease to the associated consolidated statements of operations line items.
The Effect of Derivative Instruments on the Consolidated Statements of Operations for the
Year Ended December 31, 2016 (in thousands)

	Derivatives
	Consolidated Statements of Operations Location	Realized and Unrealized Gain (Loss) (1)
Interest rate swap contracts, hedging	Interest expense	$(119)
Forward contracts - foreign currency, hedging	Net realized and unrealized gain (loss) on investment securities available-for-sale and loans and derivatives	$764

(1)	Negative values indicate a decrease to the associated consolidated statements of operations line items.
The Effect of Derivative Instruments on the Consolidated Statements of Operations for the
Year Ended December 31, 2015 (in thousands)

	Derivatives
	Consolidated Statements of Operations Location	Realized and Unrealized Gain (Loss) (1)
Interest rate swap contracts, hedging	Interest expense	$(6,098)
Forward contracts - foreign currency, hedging	Net realized and unrealized gain (loss) on investment securities available-for-sale and loans and derivatives	$2,925
Options - U.S. Treasury futures	Net realized and unrealized gain (loss) on investment securities available-for-sale and loans and derivatives	$184

(1)	Negative values indicate a decrease to the associated consolidated statements of operations line items.

(Back to Index)

(Back to Index)

RESOURCE CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
DECEMBER 31, 2017

NOTE 20 - OFFSETTING OF FINANCIAL ASSETS AND LIABILITIES
The following table presents a summary of the Company's offsetting of derivative assets (in thousands):

	(i) Gross Amounts of Recognized Assets	(ii) Gross Amounts Offset on the Consolidated Balance Sheets	(iii) = (i) - (ii) Net Amounts of Assets Presented on the Consolidated Balance Sheets	(iv) Gross Amounts Not Offset on the Consolidated Balance Sheets
				Financial Instruments	Cash Collateral Pledged	(v) = (iii) - (iv) Net Amount
At December 31, 2017:
Derivatives, at fair value (1)	$602	$—	$602	$—	$—	$602

At December 31, 2016:
Derivatives, at fair value	$647	$—	$647	$—	$—	$647

(1)	The Company posted cash margin of $1.9 million related to interest rate swap contracts entered into at December 31, 2017.
The following table presents a summary of the Company's offsetting of financial liabilities and derivative liabilities (in thousands):

	(i) Gross Amounts of Recognized Liabilities	(ii) Gross Amounts Offset on the Consolidated Balance Sheets	(iii) = (i) - (ii) Net Amounts of Liabilities Presented on the Consolidated Balance Sheets	(iv) Gross Amounts Not Offset on the Consolidated Balance Sheets		(v) = (iii) - (iv) Net Amount
				Financial Instruments (1)	Cash Collateral Pledged
At December 31, 2017:
Derivatives, at fair value	$76	$—	$76	$—	$—	$76
Repurchase agreements and term facilities (2)	477,917	—	477,917	477,917	—	—
Total	$477,993	$—	$477,993	$477,917	$—	$76

At December 31, 2016:
Derivatives, at fair value	$97	$—	$97	$—	$—	$97
Repurchase agreements and term facilities (2)	451,510	—	451,510	451,510	—	—
Total	$451,607	$—	$451,607	$451,510	$—	$97

(1)	Amounts represent financial instruments pledged that are available to be offset against liability balances associated with term facilities, repurchase agreements and derivative transactions.

(2)
The combined fair value of securities and loans pledged against the Company's various repurchase agreements and term facilities was $816.1 million and $724.8 million at December 31, 2017 and 2016, respectively.

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

(Back to Index)

(Back to Index)

RESOURCE CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
DECEMBER 31, 2017

NOTE 21 - INCOME TAXES
The following table details the components of income taxes (in thousands):

	Years Ended December 31,
	2017	2016	2015
Income tax expense (benefit):
Current:
Federal	$994	$1,733	$1,705
State	856	966	430
Total current	1,850	2,699	2,135

Deferred:
Federal	3,475	6,707	(423)
State	1,288	1,586	(358)
Total deferred	4,763	8,293	(781)
Income tax expense (benefit)	$6,613	$10,992	$1,354
A reconciliation of the income tax expense (benefit) based upon the statutory tax rate to the effective income tax rate is as follows for the periods presented (in thousands):

	Years Ended December 31,
	2017	2016	2015
Income tax expense (benefit)
Statutory tax	$9,301	$(1,103)	$945
State and local taxes, net of federal benefit	1,415	1,005	(271)
Permanent adjustments	37	—	149
True-up of prior period tax expense	(2,010)	(256)	530
Valuation allowance	(2,203)	11,294	—
Tax reform	4,918	—	—
Tax reform - valuation allowance	(4,918)	—	—
Other items	73	52	1
Income tax expense (benefit)	$6,613	$10,992	$1,354

(Back to Index)

(Back to Index)

RESOURCE CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
DECEMBER 31, 2017

The components of deferred tax assets and liabilities are as follows (in thousands):

	December 31,
	2017	2016
Deferred tax assets related to:
Federal, state and local loss carryforwards	$2,261	$7,933
Reserve on MSR valuation	—	237
Accrued expenses	393	118
Amortization of intangibles	416	—
Unrealized gains (losses)	1,702	1,673
CLCO carryforwards	—	5,680
Partnership investment	5,301	2,902
Total deferred tax assets	10,073	18,543
Valuation allowance	(9,927)	(11,294)
Total deferred tax assets, net of valuation allowance	$146	$7,249

Deferred tax liabilities related to:
Amortization of intangibles	$—	$(1,589)
Investment in securities	(89)	(1,320)
Depreciation	(57)	(85)
Total deferred tax liabilities	$(146)	$(2,994)

Deferred tax assets, net	$—	$4,255
At December 31, 2017, excluding discontinued operations, the Company had $4.8 million of gross federal and $1.6 million of gross state and local net operating tax loss carryforwards, or $6.4 million (deferred tax asset of $2.3 million) in total. Due to changes in management's focus regarding the non-core asset classes, the Company determined that it no longer expected to have sufficient forecasted taxable income to completely realize the tax benefits of the deferred tax assets at December 31, 2017. Therefore, a gross valuation allowance of $37.0 million (tax effected expense of $9.9 million) has been recorded against the deferred tax asset at December 31, 2017.  Management will continue to assess its estimate of the amount of deferred tax assets that the Company will be able to utilize.
The Company is subject to examination by the Internal Revenue Service ("IRS") for calendar years including and subsequent to 2015, and is subject to examination by state and local jurisdictions for calendar years including and subsequent to 2013. The IRS audit of RCC Residential, Inc., for the tax year 2014, was finalized in October 2017 with no adjustments.

(Back to Index)

(Back to Index)

RESOURCE CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
DECEMBER 31, 2017

NOTE 22 - QUARTERLY RESULTS
The following is a presentation of the quarterly results of operations:

	March 31	June 30	September 30	December 31
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
	(in thousands, except per share data)
Year Ended December 31, 2017:
Interest income (1)	$25,471	$23,635	$23,983	$26,229
Interest expense (1)	14,254	14,347	13,853	15,203
Net interest income	$11,217	$9,288	$10,130	$11,026

Net income from continuing operations	$9,174	$12,568	$24,745	$970
Net loss from discontinued operations	(561)	(4,184)	(6,087)	(3,284)
Net income (loss)	8,613	8,384	18,658	(2,314)
Net income allocated to preferred shares	(6,014)	(6,015)	(6,014)	(6,014)
Carrying value less than consideration paid for preferred shares	—	—	—	(3,803)
Net loss allocable to non-controlling interest, net of taxes	101	95	—	—
Net income (loss) allocable to common shares	$2,700	$2,464	$12,644	$(12,131)

Net income (loss) per common share from continuing operations - basic	$0.11	$0.22	$0.61	$(0.28)
Net loss per common share from discontinued operations - basic	(0.02)	(0.14)	(0.20)	(0.11)
Total net income (loss) per common share - basic	$0.09	$0.08	$0.41	$(0.39)

Net income (loss) per common share from continuing operations - diluted	$0.11	$0.22	$0.61	$(0.28)
Net loss per common share from discontinued operations - diluted	(0.02)	(0.14)	(0.20)	(0.11)
Total net income (loss) per common share - diluted	$0.09	$0.08	$0.41	$(0.39)

(Back to Index)

(Back to Index)

RESOURCE CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
DECEMBER 31, 2017

	March 31	June 30	September 30	December 31
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
	(in thousands, except per share data)
Year Ended December 31, 2016:
Interest income (1)	$27,016	$28,408	$27,107	$30,087
Interest expense (1)	13,302	13,446	13,653	13,346
Net interest income	$13,714	$14,962	$13,454	$16,741

Net income (loss) from continuing operations	$8,852	$10,908	$(34,300)	$3,206
Net income (loss) from discontinued operations	5,168	(6,379)	(11,321)	(6,728)
Net income (loss)	14,020	4,529	(45,621)	(3,522)
Net income allocated to preferred shares	(6,048)	(6,014)	(6,015)	(6,014)
Carrying value in excess of consideration paid for preferred shares	1,611	(111)	—	—
Net loss allocable to non-controlling interest, net of taxes	90	60	63	16
Net income (loss) allocable to common shares	$9,673	$(1,536)	$(51,573)	$(9,520)

Net income (loss) per common share from continuing operations - basic	$0.15	$0.16	$(1.32)	$(0.09)
Net income (loss) per common share from discontinued operations - basic	0.17	(0.21)	(0.37)	(0.22)
Total net income (loss) per common share - basic	$0.32	$(0.05)	$(1.69)	$(0.31)

Net income (loss) per common share from continuing operations - diluted	$0.15	$0.16	$(1.32)	$(0.09)
Net income (loss) per common share from discontinued operations - diluted	0.17	(0.21)	(0.37)	(0.22)
Total net income (loss) per common share - diluted	$0.32	$(0.05)	$(1.69)	$(0.31)

(1)	Certain reclassifications have been made to the 2017 and 2016 consolidated financial statements, including the impact of discontinued operations.
NOTE 23 - COMMITMENTS AND CONTINGENCIES
The Company may become involved in litigation on various matters due to the nature of the Company's business activities, which it considers to be routine and in the ordinary conduct of its business. The resolution of these matters may result in adverse judgments, fines, penalties, injunctions and other relief against the Company as well as monetary payments or other agreements and obligations. In addition, the Company may enter into settlements on certain matters in order to avoid the additional costs of engaging in litigation. Except as discussed below, the Company is unaware of any contingencies arising from such routine litigation that would require accrual or disclosure in the consolidated financial statements at December 31, 2017.
Open Litigation Matters
Six separate shareholder derivative suits (the "New York State Actions") purporting to assert claims on behalf of the Company were filed in the Supreme Court of New York on the following dates: December 2015 (the "Reaves Complaint"), February 2017 (the "Caito Complaint"), March 2017 (the "Simpson Complaint"), March 2017 (the "Heckel Complaint"), May 2017 (the "Schwartz Complaint") and August 2017 (the "Greff Complaint"). Plaintiffs in the Schwartz and Greff actions made demands on the board of directors before filing suit, but plaintiffs in the Reaves, Caito, Simpson and Heckel actions did not. All of the shareholder derivative suits are substantially similar and allege that certain of the Company's current and former officers and directors breached their fiduciary duties, wasted corporate assets, and/or were unjustly enriched. Certain complaints assert additional claims against the Manager and Resource America for unjust enrichment based on allegations that the Manager received excessive management fees from the Company. In June 2017, the Court stayed the Reaves, Caito, Simpson and Heckel Complaints (collectively, the "New York State Demand Futile Actions") in favor of the federal shareholder derivative litigation described below. The Company's time to respond to the Schwartz and Greff complaints is presently stayed by stipulation of the parties. The Company believes that the plaintiffs in each of the New York State Actions lack standing to assert claims derivatively on its behalf and it intends to seek the dismissal of any New York State Action as to which the stay is lifted.

(Back to Index)

(Back to Index)

RESOURCE CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
DECEMBER 31, 2017

                Four separate shareholder derivative suits purporting to assert claims on behalf of the Company were filed in the United States District Court for the Southern District of New York on the following dates by shareholders who declined to make a demand on the board prior to filing suit: January 2017 (the "Greenberg Complaint"), January 2017 (the "Canoles Complaint"), January 2017 (the "DeCaro Complaint") and April 2017 (the "Gehan Complaint"). In May 2017, the Court consolidated the Greenberg, Canoles, DeCaro and Gehan Complaints as the "Federal Demand Futile Actions," and in July 2017, appointed lead counsel and directed that a consolidated complaint be filed. Following consolidation, the Canoles and Gehan plaintiffs voluntarily dismissed their suits. The consolidated complaint in the Federal Demand Futile Actions, filed in August 2017, alleges claims for breach of fiduciary duty, corporate waste, unjust enrichment, and violations of Section 14(a) of the Securities Exchange Act. The Company believes that the plaintiffs in the Federal Demand Futile Actions lack standing to assert claims derivatively on its behalf, and it has moved to dismiss the consolidated complaint on that basis.
Three additional shareholder derivative suits purporting to assert claims on behalf of the Company were filed in the United States District Court for the Southern District of New York on the following dates by shareholders who served demands on the board to bring litigation and allege that their demands were wrongfully refused: February 2017 (the "McKinney Complaint"), March 2017 (the "Sherek/Speigel Complaint") and April 2017 (the "Sebenoler Complaint"). In May 2017, the Court consolidated the McKinney Complaint, Sherek/Speigel Complaint and Sebenoler Complaint as the "Federal Demand Refused Actions." A consolidated complaint was filed on June 30, 2017, alleging claims for breach of fiduciary duty, unjust enrichment, and violations of Section 14(a) of the Securities Exchange Act. The consolidated complaint was dismissed in February 2018 but is subject to appeal.
In August 2017, Robert Canoles filed a shareholder derivative suit in Maryland Circuit Court against certain of the Company's current and former officers and directors, as well as the Manager and Resource America (the "Canoles Complaint"). Mr. Canoles had previously filed his suit in the United States District Court for the Southern District of New York, but voluntarily dismissed that action after the Court declined to appoint his counsel as lead counsel in the Federal Demand Futile Actions. The Canoles Complaint, as amended in October 2017, asserts a variety of claims, including claims for breach of fiduciary duty, unjust enrichment, and corporate waste, that are based on allegations substantially similar to those at issue in the Federal Demand Futile Actions. The Canoles Complaint was stayed by the Maryland Circuit Court in favor of the federal shareholder litigation described above. The Company believes that Canoles lacks standing to assert claims derivatively on its behalf and intends to seek the dismissal of the Canoles Complaint on that basis if the stay is lifted.
In September 2017, Michael Hafkey filed a shareholder derivative suit in the United States District Court for the District of Maryland against certain of the Company's former officers and directors and the Manager. The complaint asserts a breach of fiduciary duty claim that is substantially similar to the claims at issue in the Federal Demand Refused Actions. Mr. Hafkey previously made a demand on the board of directors to investigate this claim, which was ultimately denied. The Company believes that Hafkey's claim that his demand to bring litigation was wrongfully refused is without merit and that Hafkey consequently lacks standing to assert claims derivatively on the Company's behalf. The Company filed a motion to stay the Hafkey action in favor of the duplicative Federal Demand Futile Actions, which is pending.
The Company has recorded a $2.2 million litigation reserve for amounts, including estimated legal costs, in excess of its insurance coverage at December 31, 2017, which is included in accounts payable and other liabilities on the consolidated balance sheets. At December 31, 2016, there was no litigation reserve.
PCM is subject to litigation related to claims for repurchases or indemnifications on loans that PCM has sold to third parties. At December 31, 2017 and 2016, such litigation demands totaled approximately $6.5 million and $15.9 million, respectively. Such litigation demands are included in the reserve for mortgage repurchases and indemnifications that totaled $5.7 million and $4.8 million at December 31, 2017 and 2016, respectively. The reserve for mortgage repurchases and indemnifications is included in liabilities held for sale on the consolidated balance sheets.
Settled Litigation Matters, Including Pending Settlements
A subsidiary of the Company was the subject of a lawsuit brought in 2014 by the purchaser of a hotel from such subsidiary. The complaint asserted breach of contract claims for non-payment of certain fees and expenses.  This matter was settled on December 20, 2017.

(Back to Index)

(Back to Index)

RESOURCE CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
DECEMBER 31, 2017

PCM was the subject of a lawsuit brought by a purchaser of residential mortgage loans alleging breaches of representations and warranties made on loans sold to the purchaser. The asserted repurchase claims related to loans sold to the purchaser that were subsequently sold by the purchaser to either the Federal National Mortgage Association or Federal Home Loan Mortgage Corporation and loans sold to the purchaser that were subsequently securitized and sold as RMBS by the purchaser to RMBS investors. This matter was settled on January 8, 2018.
On November 22, 2017, the Plaintiff's motion for class certification was granted in Levin v. Resource Capital Corp. (the "Levin Action"), a previously disclosed securities litigation against the Company and certain of its current and former officers that is pending in the United States District Court for the Southern District of New York. On February 5, 2018, the Company entered into a stipulation and agreement of settlement (the "Settlement") that is intended to settle all claims asserted in the action on behalf of the certified class, which consists, with specified exceptions, of all persons who purchased the Company's common stock, Series B Preferred Stock, or Series C Preferred Stock between October 31, 2012 and August 5, 2015. Under the terms of the proposed Settlement, which has been filed publicly with the Court, a payment of $9.5 million will be made to settle the litigation. The settlement payment will be funded principally by insurance coverage, and the Company does not anticipate that the Settlement will have a material adverse impact on its financial condition. In exchange for the settlement consideration, the Company and the individual defendants in the Levin Action (and certain related parties) will be released from all claims that have been or could have been asserted in the case by class members (and certain related parties), excluding persons who opt out of the Settlement, as further described in the stipulation and agreement of settlement filed with the Court. The proposed Settlement contains no admission of misconduct by the Company or any of the individual defendants and expressly acknowledges that the Company and the individual defendants deny all allegations of wrongdoing and maintain that it and they have at all times acted in good faith and in compliance with the law. The proposed Settlement is subject to, among other conditions, preliminary and final court approval. Further, the Company has the right to terminate the Settlement under certain conditions, including if a specified number of class members timely and validly requesting exclusion from the class. There can be no assurance that the proposed Settlement will be finalized and approved, and the actual outcome of this matter may differ materially from the terms of the proposed Settlement described herein.
The Company expects the total settlement of the above matters to be $13.6 million, excluding legal fees, of which $7.5 million is expected to be covered by insurance.
Other Contingencies
In May 2017, the Company received proceeds of $16.2 million from the sale of its equity interest in Pearlmark Mezz, an unconsolidated entity. As part of the sale of Pearlmark Mezz, the Company entered into an indemnification agreement whereby the Company indemnified the purchaser against realized losses of up to $4.3 million on the Kingsway mezzanine loan until the final maturity date in 2020. A reserve of $703,000 for probable losses was recorded as of December 31, 2017.
PCM is subject to additional claims for repurchases or indemnifications on loans that PCM has sold to investors. At December 31, 2017 and 2016, outstanding demands for indemnification, repurchase or make whole payments totaled approximately $3.3 million and $3.7 million, respectively. The Company's estimated exposure for such outstanding claims as wel as unasserted claims, is included in its reserve for mortgage repurchases and indemnifications.
Unfunded Commitments
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

(Back to Index)

(Back to Index)

RESOURCE CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
DECEMBER 31, 2017

NOTE 24 - DISCONTINUED OPERATIONS AND ASSETS AND LIABILITIES HELD FOR SALE
In November 2016, the Company received approval from its board of directors to execute a strategic plan to focus its strategy on CRE debt investments. The Plan contemplates disposing of certain Legacy CRE loans and exiting underperforming non-core asset classes. Non-real estate businesses identified for sale were the residential mortgage and middle market lending segments as well as the Company's life settlement policy portfolio, LCF. The Company reclassified the operating results of the residential mortgage and middle market lending segments as discontinued operations and excluded from continuing operations for all periods presented. In addition, the Company transferred the assets and liabilities of LCF and non-performing Legacy CRE loans to held for sale in the fourth quarter of 2016.
In June 2017, the Company sold its residential mortgage lending pipeline and certain other assets and liabilities, including trademarks, domain names, intellectual property and certain fixed assets. Additional consideration may be earned subject to a contractual earn out provision based on future loan production, which will be payable over an eighteen to twenty-two month period. The sale generated cash proceeds of $2.6 million, which included a nonrefundable earn out advance of $650,000. Following the sale, additional nonrefundable earn outs of $350,000 were received as of December 31, 2017. The collective book value of the assets sold was $1.6 million.
The Company sold all of the remaining MSR portfolio generating proceeds of $19.1 million and a realized loss of $1.2 million. The Company retained residential mortgage loans held for sale and cash balances.

(Back to Index)

(Back to Index)

RESOURCE CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
DECEMBER 31, 2017

The following table summarizes the operating results of the residential mortgage and middle market lending segments discontinued operations as reported separately as income (loss) from discontinued operations, net of tax for the years ended December 31, 2017, 2016 and 2015 (in thousands):

	Years Ended December 31,
	2017	2016	2015
REVENUES
Interest income:
Loans	$3,319	$25,325	$31,248
Other	107	50	7
Total interest income	3,426	25,375	31,255
Interest expense	—	6,181	5,785
Net interest income	3,426	19,194	25,470
Gain (loss) on sale of residential mortgage loans	2,833	19,061	13,675
Fee income	3,507	1,221	2,617
Total revenues	9,766	39,476	41,762
OPERATING EXPENSES
Equity compensation expense - related party	433	939	725
General and administrative	23,717	30,570	25,349
Depreciation and amortization	—	563	613
Provision for loan loss	—	12,989	8,801
Total operating expenses	24,150	45,061	35,488

	(14,384)	(5,585)	6,274
OTHER INCOME (EXPENSE)
Net realized and unrealized gain (loss) on investment securities available-for-sale and loans	145	(11,850)	221
Fair value adjustments on financial assets held for sale	123	—	—
Total other income (expense)	268	(11,850)	221

(LOSS) INCOME FROM DISCONTINUED OPERATIONS BEFORE TAXES	(14,116)	(17,435)	6,495
Income tax expense	—	—	(391)
NET (LOSS) INCOME FROM DISCONTINUED OPERATIONS, NET OF TAXES	(14,116)	(17,435)	6,104
Loss from disposal of discontinued operations	—	(1,825)	—
TOTAL (LOSS) INCOME FROM DISCONTINUED OPERATIONS	$(14,116)	$(19,260)	$6,104

(Back to Index)

(Back to Index)

RESOURCE CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
DECEMBER 31, 2017

The assets and liabilities of business segments classified as discontinued operations and other assets and liabilities classified as held for sale are reported separately in the accompanying consolidated financial statements and are summarized as follows at December 31, 2017 and 2016 (in thousands):

	December 31,
	2017	2016
ASSETS
Restricted cash	$138	$145
Interest receivable	67	305
Loans held for sale	93,063	346,761
Property available for sale	—	125
Derivatives, at fair value	—	3,773
Intangible assets (1)	—	14,466
Other assets (2)	14,450	17,880
Total assets held for sale	$107,718	$383,455

LIABILITIES
Accounts payable and other liabilities	$10,283	$8,404
Management fee payable - related party	56	132
Accrued interest expense	3	203
Borrowings (3)	—	133,139
Derivatives, at fair value	—	685
Total liabilities held for sale	$10,342	$142,563

(1)
Includes MSRs with a fair value of $14.4 million at December 31, 2016. There were no MSRs remaining at December 31, 2017. MSRs are recorded at fair value using a discounted cash flow model, calculated by an independent third party. The key assumptions used in the estimation of fair value include prepayment speeds, discount rates, default rates, cost to service, contractual servicing fees and escrow earnings.

(2)
Includes the Company's investment in life settlement contracts of $5.1 million and $5.8 million at December 31, 2017 and 2016, respectively, which were transferred to held for sale in the fourth quarter of 2016.

(3)	Borrowings at December 31, 2016 are entirely related to PCM. There were no borrowings at December 31, 2017.

(Back to Index)

(Back to Index)

RESOURCE CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
DECEMBER 31, 2017

The following table summarizes the loans held for sale in the residential mortgage and middle market lending segments as well as the non-performing Legacy CRE loans transferred to held for sale in the fourth quarter of 2016. The loans held for sale are carried at the lower of cost or market (in thousands, except quantities):

Loan Description	Number of Loans	Amortized Cost	Carrying Value
At December 31, 2017:
Legacy CRE whole loans	5	$63,783	$61,841
Mezzanine loans(2)	1	—	—
Middle market loans(3)	5	41,199	29,308
Residential mortgage loans(5)(6)	14	1,914	1,914
Total loans held for sale	25	$106,896	$93,063

At December 31, 2016:
Legacy CRE whole loans(1)	8	$158,192	$158,178
Mezzanine loans(2)	1	—	—
Middle market loans(3)(4)	7	52,382	40,443
Residential mortgage loans(5)(6)(7)	529	148,140	148,140
Total loans held for sale	545	$358,714	$346,761

(1)
Third party appraisals were obtained on six of the Legacy CRE whole loans at December 31, 2016 and, as a result, specific provisions of $8.1 million were recorded during the year ended December 31, 2016 prior to the loans being reclassified to held for sale status. Additional provisions in the amount of $7.7 million were recorded during the year ended December 31, 2016 after the transfer of loans to held for sale to adjust the loans to the lower of cost or market.

(2)
Includes a mezzanine loan with a par value of $38.1 million that was acquired at a fair value of zero as a result of the liquidation of RREF CDO 2006-1 in April 2016 and RREF CDO 2007-1 in November 2016. The mezzanine loan is comprised of two trances, with maturity dates of November 2018 and September 2021.

(3)
Includes a directly originated middle market loan with fair values of $2.0 million and $1.9 million at December 31, 2017 and 2016, respectively. In May 2017, the loan experienced payment default. In July 2017, the loan was amended to allow an extension for the borrower to seek a sale of its business. The loan's fair value was supported by a third party valuation market prepared at December 31, 2017.

(4)
At December 31, 2016, 24.4%, 17.2%, 17.1%, 14.2%, 12.5%, 9.8% and 4.8% of the Company's middle market loans are concentrated in the healthcare, education and childcare, diversified/conglomerate service, insurance, beverage, food and tobacco, buildings and real estate and hotels, motels, inns and gaming industry groupings, respectively.

(5)	The fair value option was elected for residential mortgage loans held for sale.

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

(7)
At December 31, 2016, approximately 39.2%, 16.2%, 14.6%, 5.9% and 5.9% of the Company's residential mortgage loans were originated in Georgia, California, Utah, Virginia and Florida, respectively, based on amortized cost.

Debt Facilities Associated with Discontinued Operations
Residential Mortgage Financing Agreements
In February 2011, PCM entered into a master repurchase agreement (the "New Century Facility") with New Century Bank d/b/a Customer's Bank ("New Century") to finance the acquisition of residential mortgage loans. Over the course of ten amendments to modify the terms, the most recent of which was executed in August 2016, the maximum borrowing amount declined to zero. In December 2016, the Company elected to terminate the New Century Facility.
In July 2014, PCM entered into a master repurchase agreement (the "Wells Fargo Facility") with Wells Fargo to finance the acquisition of residential mortgage loans. Over the course of nine amendments, the most recent of which was executed in October 2016, the maximum amount was modified to $150.0 million and the maturity date was modified to November 2017. The Wells Fargo Facility contained certain financial covenants and certain customary events of default and remedies for default. PCM paid off the remaining balance in August 2017 and terminated the facility at that time.

(Back to Index)

(Back to Index)

RESOURCE CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
DECEMBER 31, 2017

In November 2016, PCM entered into a repurchase agreement (the "First Tennessee Facility") with First Tennessee Bank ("First Tennessee") to finance the origination and acquisition of residential mortgage loans. The First Tennessee Facility was executed with a maximum amount of $25.0 million, an interest rate of one-month LIBOR plus a 2.75% margin and a maturity date in September 2017. The First Tennessee Facility contained certain financial covenants and certain customary events of default and remedies for default. PCM paid off the remaining balance in August 2017 and terminated the facility at that time.
NOTE 25 - SUBSEQUENT EVENTS
The Company has evaluated subsequent events through the filing of this report and determined that there have not been any events that have occurred that would require adjustments to or disclosures in the consolidated financial statements, except the following:
On February 21, 2018, the Company announced the full redemption of its remaining outstanding shares of Series B Preferred Stock to occur on March 26, 2018. The remaining Series B Preferred Stock, with a carrying value of $107.9 million at December 31, 2017, will be redeemed at a redemption price of $25.00 per share, plus all accrued and unpaid dividends up to, but not including, March 26, 2018 in an amount equal to $0.32083 per share.

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
Management assessed the effectiveness of our internal control over financial reporting at December 31, 2017. In making this assessment, management used the criteria set forth in the 2013 version of the Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based upon this assessment, management concluded that our internal control over financial reporting is effective at December 31, 2017.
Our independent registered public accounting firm, Grant Thornton LLP, audited our internal control over financial reporting at December 31, 2017. Their report, dated March 15, 2018, expressed an unqualified opinion on our internal control over financial reporting. This report is included in this Item 9A.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting during the quarter ended December 31, 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

(Back to Index)

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
Board of Directors and Shareholders
Resource Capital Corp.
Opinion on internal control over financial reporting
We have audited the internal control over financial reporting of Resource Capital Corp. (a Maryland corporation) and subsidiaries (the "Company") as of December 31, 2017, based on criteria established in the 2013 Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO"). In our opinion, the Company maintained,in all material respects, effective internal control over financial reporting as of December 31, 2017, based on criteria established in the 2013 Internal Control-Integrated Framework issued by COSO.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) ("PCAOB"), the consolidated financial statements of the Company as of and for the year ended December 31, 2017, and our report dated March 15, 2018 expressed an unqualified opinion on those financial statements.
Basis for opinion
The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.
Definition and limitations of internal control over financial reporting
A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

/s/ GRANT THORNTON LLP

Philadelphia, Pennsylvania
March 15, 2018

(Back to Index)

ITEM 9B.	OTHER INFORMATION
None.
PART III
ITEM 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
The information required by this item will be set forth in our definitive proxy statement with respect to our 2018 annual meeting of stockholders, to be filed on or before April 30, 2018 ("2018 Proxy Statement"), which is incorporated herein by this reference.

ITEM 11.	EXECUTIVE COMPENSATION
The information required by this item will be set forth in our 2018 Proxy Statement, which is incorporated herein by this reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The information required by this item will be set forth in our 2018 Proxy Statement, which is incorporated herein by this reference.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE
The information required by this item will be set forth in our 2018 Proxy Statement, which is incorporated herein by this reference.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES
The information required by this item will be set forth in our 2018 Proxy Statement, which is incorporated herein by this reference.

(Back to Index)

(Back to Index)

PART IV
ITEM 15.    EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	The following documents are filed as part of this Annual Report on Form 10-K:

1.	Financial Statements
Report of Independent Registered Public Accounting Firm
Consolidated Balance Sheets at December 31, 2017 and 2016
Consolidated Statements of Operations for the years ended December 31, 2017, 2016 and 2015
Consolidated Statements of Changes in Stockholders' Equity for years ended December 31, 2017, 2016 and 2015
Consolidated Statements of Cash Flows for the years ended December 31, 2017, 2016 and 2015
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

4.7	Amended Junior Subordinated Note due 2036 in the principal amount of $25,774,000, dated October 26, 2009. (6)
4.8(a)	Senior Indenture between the Company and Wells Fargo Bank, National Association, as Trustee, dated October 21, 2013. (25)
4.8(b)	First Supplemental Indenture between the Company and Wells Fargo Bank, National Association, as Trustee (including the form of 6.00% Convertible Senior Notes due 2018). (25)

(Back to Index)

(Back to Index)

4.8(c)	Form of 6.00% Convertible Senior Notes due 2018 (included in Exhibit 4.8(b)).
4.8(d)
Second Supplemental Indenture, dated January 13, 2015, between Resource Capital Corp. and Wells Fargo Bank, National Association, as Trustee (including the form of 8.00% Convertible Senior Notes due 2020). (20)

4.8(e)	Form of 8.00% Convertible Senior Notes due 2020 (included in Exhibit 4.8(d)).
4.8(f)
Third Supplemental Indenture, dated August 16, 2017, between Resource Capital Corp. and Wells Fargo Bank, National Association, as Trustee (including the form of 4.50% Convertible Senior Notes due 2022). (36)

4.8(g)	Form of 4.50% Convertible Senior Notes due 2022 (included in Exhibit 4.8(f)).
10.1	Third Amended and Restated Management Agreement between Resource Capital Corp., Resource Capital Manager, Inc. and Resource America, Inc. dated as of December 4, 2017. (38)
10.2(a)	2005 Stock Incentive Plan. (1)
10.2(b)	Form of Stock Award Agreement. (8)
10.2(c)	Form of Stock Option Agreement. (8)
10.3(a)	Amended and Restated Omnibus Equity Compensation Plan. (7)
10.3(b)	Form of Stock Award Agreement. (27)
10.3(c)	Form of Stock Award Agreement (for employees with Resource America, Inc. employment agreements). (27)
10.4	Services Agreement between Resource Capital Asset Management, LLC and Apidos Capital Management, LLC, dated February 24, 2011. (11)
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
10.8
Membership Interest Purchase Agreement, dated as of August 1, 2016, by and among CVC Credit Partners U.S. Lending I, L.P., Coller International Partners VII, L.P. Coller International Partners VII Parallel Fund, L.P. and Coller International Partners VII Luxemburg, SLP (solely with respect to Section 6.7 thereof), NEW NP, LLC, and Resource Capital Corp. (solely with respect to Section 6.8 thereof). (32)

10.9	Form of Indemnification Agreement. (35)
10.10	Exchange Agreement, dated August 10, 2017, by and between Resource Capital Corp., Oaktree Real Estate Debt Holdings Ltd., INVESTIN PRO RED HOLDINGS, LLC, and Oaktree TSE-16 Real Estate Debt, LLC. (36)
12.1	Statements re Computation of Ratios.
21.1	List of Subsidiaries of Resource Capital Corp.
23.1	Consent of Grant Thornton LLP.
31.1	Rule 13a-14(a)/Rule 15d-14(a) Certification of Chief Executive Officer.
31.2	Rule 13a-14(a)/Rule 15d-14(a) Certification of Chief Financial Officer.
32.1	Certification Pursuant to 18 U.S.C. Section 1350.
32.2	Certification Pursuant to 18 U.S.C. Section 1350.
99.1(a)	Master Repurchase and Securities Contract by and among RCC Commercial, Inc., RCC Real Estate Inc. and Wells Fargo Bank, National Association, dated February, 1, 2011. (10)
99.1(b)	Guaranty Agreement made by Resource Capital Corp. in favor of Wells Fargo Bank, National Association, dated February 1, 2011. (10)
99.2(a)	Master Repurchase and Securities Contract for $150,000,000 between RCC Real Estate SPE 4, LLC, as Seller, and Wells Fargo Bank, National Association, as Buyer, dated February 27, 2012. (14)
99.2(b)	Guaranty made by Resource Capital Corp. as guarantor, in favor of Wells Fargo Bank, National Association, dated February 27, 2012. (14)
99.2(c)
First Amendment to Master Repurchase and Securities Contract and Other Documents between RCC Real Estate SPE 4, LLC, as seller, and Wells Fargo Bank, National Association, as buyer, dated April 2, 2013. (23)

99.2(d)
Sixth Amendment to Master Repurchase and Securities Contract and Other Documents between RCC Real Estate SPE 4, LLC, as seller, and Wells Fargo Bank, National Association, as buyer, dated March 29, 2017. (39)

99.3(a)	Master Repurchase and Securities Contract Agreement between RCC Real Estate 6, LLC and Morgan Stanley Bank, NA, dated as of September 10, 2015. (30)
99.3(b)	Guarantee dated as of September 10, 2015, made by Resource Capital Corp., as guarantor, in favor of Morgan Stanley Bank, N.A. (30)

(Back to Index)

(Back to Index)

99.4
Agreement and Plan of Merger dated as of May 22, 2016 by and among Resource America, Inc., C-III Capital Partners LLC, and Regent Acquisition Inc. (included as Exhibit A to the Letter Agreement referred in Exhibit 10.7). (31)

99.5	Federal Income Tax Consequences of our Qualification as a REIT.
101	Interactive Data Files.

(1)	Filed previously as an exhibit to the Company's registration statement on Form S-11, Registration No. 333-126517.
(2)	Filed previously as an exhibit to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2006.
(3)	Filed previously as an exhibit to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2006.
(4)	Filed previously as an exhibit to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2013.
(5)	Filed previously as an exhibit to the Company's Current Report on Form 8-K filed on June 26, 2014.
(6)	Filed previously as an exhibit to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2009.
(7)	Filed previously as an exhibit to the Company's Proxy Statement filed on April 16, 2014.
(8)	Filed previously as an exhibit to the Company's Registration Statement on Form S-11 (File No. 333-132836).
(9)	Filed previously as an exhibit to the Company's Registration Statement on Form 8-A filed on June 9, 2014.
(10)	Filed previously as an exhibit to the Company's Annual Report on Form 10-K for the year ended December 31, 2010.
(11)	Filed previously as an exhibit to the Company's Current Report on Form 8-K filed on March 2, 2011.
(12)	Filed previously as an exhibit to the Company's Current Report on Form 8-K filed on February 4, 2014.
(13)	Filed previously as an exhibit to the Company's Annual Report on Form 10-K for the year ended December 31, 2012 filed on March 18, 2013.
(14)	Filed previously as an exhibit to the Company's Current Report on Form 8-K filed on March 2, 2012.
(15)	Filed previously as an exhibit to the Company's Current Report on Form 8-K filed on June 13, 2012.
(16)	Filed previously as an exhibit to the Company's registration statement on Form 8-A filed on June 8, 2012.
(17)	Filed previously as an exhibit to the Company's Current Report on Form 8-K filed on June 29, 2012.
(18)	Filed previously as an exhibit to the Company's Registration Statement on Form 8-A filed on September 28, 2012.
(19)	Filed previously as an exhibit to the Company's Current Report on Form 8-K filed on September 23, 2014.
(20)	Filed previously as an exhibit to the Company's Current Report on Form 8-K filed on January 13, 2015.
(21)	Filed previously as an exhibit to the Company's Current Report on Form 8-K filed on October 1, 2012.
(22)	Filed previously as an exhibit to the Company Current Report on Form 8-K filed on November 20, 2012.
(23)	Filed previously as an exhibit to the Company's Current Report on Form 8-K filed on April 8, 2013.
(24)	Filed previously as an exhibit to the Company's Current Report on Form 8-K filed on July 25, 2013.
(25)	Filed previously as an exhibit to the Company's Current Report on Form 8-K filed on October 21, 2013.
(26)	Filed previously as an exhibit to the Company's Current Report on Form 8-K filed on November 20, 2014.
(27)	Filed previously as an exhibit to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2014.
(28)	Filed previously as an exhibit to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2015.
(29)	Filed previously as an exhibit to the Company's Current Report on Form 8-K filed on September 1, 2015.
(30)	Filed previously as an exhibit to the Company's Current Report on Form 8-K filed on September 16, 2015.
(31)	Filed previously as an exhibit to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2016.
(32)	Filed previously as an exhibit to the Company's Current Report on Form 8-K filed on August 5, 2016.
(33)	Filed previously as an exhibit to the Company's Annual Report on Form 10-K for the year ended December 31, 2016.
(34)	Filed previously as an exhibit to the Company's Current Report on Form 8-K filed on June 8, 2017.
(35)	Filed previously as an exhibit to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2017.
(36)	Filed previously as an exhibit to the Company's Current Report on Form 8-K filed on August 16, 2017.
(37)	Filed previously as an exhibit to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2016.
(38)	Filed previously as an exhibit to the Company's Current Report on Form 8-K filed on December 18, 2017.
(39)	Filed previously as an exhibit to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2017

(Back to Index)

(Back to Index)

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

RESOURCE CAPITAL CORP. (Registrant)

March 15, 2018	By:	/s/ Robert C. Lieber
Robert C. Lieber
Chief Executive Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Andrew L. Farkas	Chairman of the Board	March 15, 2018
ANDREW L. FARKAS

/s/ Robert C. Lieber	Chief Executive Officer	March 15, 2018
ROBERT C. LIEBER	(Principal Executive Officer)

/s/ Walter T. Beach	Director	March 15, 2018
WALTER T. BEACH

/s/ Jeffrey P. Cohen	Director	March 15, 2018
JEFFREY P. COHEN

/s/ William B. Hart	Director	March 15, 2018
WILLIAM B. HART

/s/ Gary Ickowicz	Director	March 15, 2018
GARY ICKOWICZ

/s/ Steven J. Kessler	Director	March 15, 2018
STEVEN J. KESSLER

/s/ Murray S. Levin	Director	March 15, 2018
MURRAY S. LEVIN

/s/ P. Sherrill Neff	Director	March 15, 2018
P. SHERRILL NEFF

/s/ Henry R. Silverman	Director	March 15, 2018
HENRY R. SILVERMAN

/s/ Stephanie H. Wiggins	Director	March 15, 2018
STEPHANIE H. WIGGINS

/s/ David J. Bryant	Senior Vice President	March 15, 2018
DAVID J. BRYANT	Chief Financial Officer and Treasurer
(Principal Financial Officer)

/s/ Eldron C. Blackwell	Vice President	March 15, 2018
ELDRON C. BLACKWELL	Chief Accounting Officer
(Principal Accounting Officer)

(Back to Index)

(Back to Index)

SCHEDULE II
Resource Capital Corp.
Valuation and Qualifying Accounts
(in thousands)

	Balance at beginning of period	Charge to expense	Loans Charged off/Recovered	Deconsolidation of VIEs	Transfer to Loans Held For Sale	Balance at end of period
Allowance for loan and lease loss:

Year ended December 31, 2017	$4,294	$1,772	$(3)	$—	$—	$6,063

Year ended December 31, 2016	$43,586	$17,765	$402	$(41,696)	$(15,763)	$4,294

Year ended December 31, 2015	$4,613	$41,087	$(2,175)	$61	$—	$43,586

(Back to Index)

SCHEDULE IV
Resource Capital Corp.
Mortgage Loans on Real Estate
At December 31, 2017
(in thousands)

Type of Loan/ Borrower	Description / Location	Interest Payment Rates	Maturity Date (1)	Periodic Payment Terms (2)	Prior Liens	Face Amount of Loans	Net Carrying Amount of Loans (3)	Principal Amount of Loans Subject to Delinquent Principal or Interest
CRE whole loans:
CRE whole loans in excess of 3% of the carrying amount of total loans
Borrower A	Retail/Various	LIBOR + 5.24% FLOOR 0.25%	2018	I/O	—	$70,715	$70,494	$—
CRE whole loans less than 3% of the carrying amount of total loans
CRE whole loan	Multifamily/Various	LIBOR + 3.60% - 5.50% FLOOR 0.20% - 1.25%	2018-2021	I/O	—	606,647	602,968	—
CRE whole loan	Office/Various	LIBOR + 4.20% - 5.75% FLOOR 0.17% - 1.00%	2018-2020	I/O	—	279,333	278,321	—
CRE whole loan (4)	Retail/Various	LIBOR + 3.75% - 5.65% FLOOR 0.15% - 1.50%	2018-2020	I/O	—	182,004	178,820	—
CRE whole loan	Hotel/Various	LIBOR + 4.25% - 6.25% FLOOR 0.20% - 1.25%	2018-2021	I/O	—	107,595	106,722	—
CRE whole loan	Other/Various	LIBOR + 4.25% - 5.75% FLOOR 0.45% - 1.25%	2019-2021	I/O	—	50,870	50,325	—
						1,226,449	1,217,156	—

Total CRE whole loans						1,297,164	1,287,650	—

Legacy CRE loans:
Legacy CRE loans less than 3% of the carrying amount of total loans						75,982	61,841	—
Total Legacy CRE loans						75,982	61,841	—

Mezzanine loans:
Mezzanine loans less than 3% of the carrying amount of total loans						38,072	—	38,072
Total Mezzanine loans						38,072	—	38,072

General allowance for loan and lease loss							(2,828)

Total loans						$1,411,218	$1,346,663	$38,072

(1)	Maturity dates exclude extension options which may be available to borrower.

(2)	I/O = interest only

(3)	The net carrying amount of loans includes an allowance for loan loss of $5.3 million at December 31, 2017, all allocated to CRE whole loans.

(4)	Includes one loan in default at December 31, 2017.

(Back to Index)

The following table reconciles our loans and investments carrying amounts for the periods indicated (in thousands):

	Years Ended December 31,
	2017	2016	2015
Balance at beginning of year	$1,444,456	$1,650,268	$1,342,986
New loan originations funded	528,865	173,008	683,419
Funding of existing commitments	32,005	67,219	47,512
Capitalized origination fees	(5,760)	(1,967)	(7,241)
Origination fee amortization	4,813	5,979	4,902
Payoff of loans	(525,161)	(355,556)	(383,574)
Paydown of loans	(34,277)	(970)	—
Held for sale payoffs	(107,492)	—	—
Settled held for sale loan fair value adjustments	12,655	—	—
Held for sale fair value adjustments	(1,942)	—	—
Provision	(1,499)	(18,168)	(37,736)
Deconsolidation	—	(231,354)	—
Acquisition of loans from the liquidations of collateralized debt obligations	—	155,997	—
Balance at end of year	$1,346,663	$1,444,456	$1,650,268