Form 10-Q
period 2018-03-31
Resource Capital Corp.
filed 2018-05-10
CIK 1332551

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2018
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

(212) 621-3210
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  ☐ Yes ☑ No
The number of outstanding shares of the registrant's common stock on May 4, 2018 was 31,650,417 shares.

(Back to Index)

RESOURCE CAPITAL CORP. AND SUBSIDIARIES
INDEX TO QUARTERLY REPORT
ON FORM 10-Q

(Back to Index)

(Back to Index)

PART I
ITEM 1.    FINANCIAL STATEMENTS
RESOURCE CAPITAL CORP. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share data)

	March 31, 2018	December 31, 2017
	(unaudited)
ASSETS (1)
Cash and cash equivalents	$61,500	$181,490
Restricted cash	546	22,874
Accrued interest receivable	6,945	6,859
CRE loans, net of allowances of $4,529 and $5,328	1,376,999	1,284,822
Investment securities available-for-sale	250,746	211,737
Investment securities, trading	164	178
Loans held for sale	—	13
Principal paydowns receivable	20	76,129
Investments in unconsolidated entities	6,439	12,051
Derivatives, at fair value	1,751	602
Direct financing leases, net of allowances of $735	89	151
Other assets	6,981	7,451
Assets held for sale (amounts include $57,341 and $61,841 of legacy CRE loans held for sale in continuing operations, see Note 21)	77,621	107,718
Total assets	$1,789,801	$1,912,075
LIABILITIES (2)
Accounts payable and other liabilities	$6,654	$5,153
Management fee payable	938	1,035
Accrued interest payable	3,244	4,387
Borrowings	1,222,386	1,163,485
Distributions payable	3,308	5,581
Preferred stock redemption liability	—	50,000
Derivatives, at fair value	—	76
Accrued tax liability	209	540
Liabilities held for sale (see Note 21)	2,883	10,342
Total liabilities	1,239,622	1,240,599
STOCKHOLDERS' EQUITY
Preferred stock, par value $0.001: 10,000,000 shares authorized 8.25% Series B Cumulative Redeemable Preferred Stock, liquidation preference $25.00 per share; 0 and 4,613,596 shares issued and outstanding	—	5
Preferred stock, par value $0.001: 10,000,000 shares authorized 8.625% Fixed-to-Floating Series C Cumulative Redeemable Preferred Stock, liquidation preference $25.00 per share; 4,800,000 and 4,800,000 shares issued and outstanding	5	5
Common stock, par value $0.001: 125,000,000 shares authorized; 31,650,417 and 31,429,892 shares issued and outstanding (including 465,808 and 483,073 unvested restricted shares)	32	31
Additional paid-in capital	1,080,927	1,187,911
Accumulated other comprehensive income	1,154	1,297
Distributions in excess of earnings	(531,939)	(517,773)
Total stockholders' equity	550,179	671,476
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$1,789,801	$1,912,075

The accompanying notes are an integral part of these statements
(Back to Index)

(Back to Index)

RESOURCE CAPITAL CORP. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS - (Continued)
(in thousands, except share and per share data)

	March 31, 2018	December 31, 2017
	(unaudited)
(1) Assets of consolidated variable interest entities ("VIEs") included in total assets above:
Restricted cash	$513	$20,846
Accrued interest receivable	2,728	3,347
CRE loans, pledged as collateral and net of allowances of $844 and $1,330	571,640	603,110
Loans held for sale	—	13
Principal paydowns receivable	20	72,207
Other assets	188	73
Total assets of consolidated VIEs	$575,089	$699,596

(2) Liabilities of consolidated VIEs included in total liabilities above:
Accounts payable and other liabilities	$65	$96
Accrued interest payable	412	592
Borrowings	298,970	416,655
Total liabilities of consolidated VIEs	$299,447	$417,343

The accompanying notes are an integral part of these statements
(Back to Index)

(Back to Index)
RESOURCE CAPITAL CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except share and per share data)
(unaudited)

	For the Three Months Ended
	March 31,
	2018	2017
REVENUES
Interest income:
CRE loans	$22,383	$21,533
Securities	3,456	2,308
Other	118	1,630
Total interest income	25,957	25,471
Interest expense	14,384	14,254
Net interest income	11,573	11,217
Other (expense) revenue	(95)	928
Total revenues	11,478	12,145
OPERATING EXPENSES
Management fees	2,813	2,680
Equity compensation	967	788
General and administrative	3,060	3,863
Depreciation and amortization	13	68
Impairment losses	—	177
(Recovery of) provision for loan and lease losses, net	(799)	999
Total operating expenses	6,054	8,575

	5,424	3,570
OTHER INCOME (EXPENSE)
Equity in (losses) earnings of unconsolidated entities	(292)	361
Net realized and unrealized (loss) gain on investment securities available-for-sale and loans and derivatives	(642)	7,606
Net realized and unrealized loss on investment securities, trading	(5)	(911)
Fair value adjustments on financial assets held for sale	(4,665)	(21)
Other income	11	68
Total other (expense) income	(5,593)	7,103

(LOSS) INCOME FROM CONTINUING OPERATIONS BEFORE TAXES	(169)	10,673
Income tax benefit (expense)	32	(1,499)
NET (LOSS) INCOME FROM CONTINUING OPERATIONS	(137)	9,174
NET INCOME (LOSS) FROM DISCONTINUED OPERATIONS, NET OF TAX	247	(561)
NET INCOME	110	8,613
Net income allocated to preferred shares	(5,210)	(6,014)
Consideration paid in excess of carrying value of preferred shares	(7,482)	—
Net loss allocable to non-controlling interest, net of taxes	—	101
NET (LOSS) INCOME ALLOCABLE TO COMMON SHARES	$(12,582)	$2,700
NET (LOSS) INCOME PER COMMON SHARE - BASIC:
CONTINUING OPERATIONS	$(0.41)	$0.11
DISCONTINUED OPERATIONS	$0.01	$(0.02)
TOTAL NET (LOSS) INCOME PER COMMON SHARE - BASIC	$(0.40)	$0.09
NET (LOSS) INCOME PER COMMON SHARE - DILUTED:
CONTINUING OPERATIONS	$(0.41)	$0.11
DISCONTINUED OPERATIONS	$0.01	$(0.02)
TOTAL NET (LOSS) INCOME PER COMMON SHARE - DILUTED	$(0.40)	$0.09
WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING - BASIC	31,111,315	30,752,006
WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING - DILUTED	31,111,315	30,914,148

The accompanying notes are an integral part of these statements
(Back to Index)

(Back to Index)
RESOURCE CAPITAL CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(in thousands)
(unaudited)

	For the Three Months Ended
	March 31,
	2018	2017
Net income	$110	$8,613
Other comprehensive income (loss):
Reclassification adjustments for realized losses on investment securities available-for-sale included in net income	217	—
Unrealized (losses) gains on investment securities available-for-sale, net	(1,509)	134
Reclassification adjustments associated with unrealized losses from interest rate hedges included in net income	—	18
Unrealized gains on derivatives, net	1,149	—
Total other comprehensive (loss) income	(143)	152
Comprehensive (loss) income before allocation to non-controlling interests and preferred shares	(33)	8,765
Net loss allocable to non-controlling interest	—	101
Net income allocated to preferred shares	(5,210)	(6,014)
Consideration paid in excess of carrying value of preferred shares	(7,482)	—
Comprehensive (loss) income allocable to common shares	$(12,725)	$2,852

The accompanying notes are an integral part of these statements
(Back to Index)

(Back to Index)
RESOURCE CAPITAL CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
FOR THE THREE MONTHS ENDED MARCH 31, 2018
(in thousands, except share and per share data)
(unaudited)

	Common Stock		Series B Preferred Stock	Series C Preferred Stock	Additional Paid-In Capital	Accumulated Other Comprehensive Income	Retained Earnings	Distributions in Excess of Earnings	Total Stockholders' Equity
	Shares	Amount
Balance, January 1, 2018	31,429,892	$31	$5	$5	$1,187,911	$1,297	$—	$(517,773)	$671,476
Offering costs	—	—	—	—	—	—	—	—	—
Stock based compensation	229,384	1	—	—	—	—	—	—	1
Amortization of stock based compensation	—	—	—	—	967	—	—	—	967
Retirement of common stock	(7,134)	—	—	—	(70)	—	—	—	(70)
Forfeiture of unvested stock	(1,725)	—	—	—	—	—	—	—	—
Net income	—	—	—	—	—	—	110	—	110
Distributions on preferred stock	—	—	—	—	—	—	(5,210)	—	(5,210)
Preferred stock redemption	—	—	(5)	—	(107,881)	—	(7,482)	—	(115,368)
Securities available-for-sale, fair value adjustment, net	—	—	—	—	—	(1,292)	—	—	(1,292)
Designated derivatives, fair value adjustment	—	—	—	—	—	1,149	—	—	1,149
Distributions on common stock	—	—	—	—	—	—	12,582	(14,166)	(1,584)
Balance, March 31, 2018	31,650,417	$32	$—	$5	$1,080,927	$1,154	$—	$(531,939)	$550,179

The accompanying notes are an integral part of these statements
(Back to Index)

(Back to Index)
RESOURCE CAPITAL CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	For the Three Months Ended
	March 31,
	2018	2017
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$110	$8,613
Net (income) loss from discontinued operations, net of tax	(247)	561
Net (loss) income from continuing operations	(137)	9,174
Adjustments to reconcile net (loss) income from continuing operations to net cash provided by continuing operating activities:
(Recovery of) provision for loan and lease losses, net	(799)	999
Depreciation, amortization and accretion	916	(349)
Amortization of stock based compensation	967	788
Sale of and principal payments on syndicated corporate loans held for sale	41	1,076
Sale of and principal payments on investment securities, trading, net	—	4,493
Net realized and unrealized loss on investment securities, trading	5	911
Net realized and unrealized loss (gain) on investment securities available-for-sale and loans and derivatives	642	(7,606)
Fair value adjustments on financial assets held for sale	4,665	21
Impairment losses	—	177
Equity in losses (earnings) of unconsolidated entities	292	(361)
Return on investment from investments in unconsolidated entities	—	6,292
Changes in operating assets and liabilities	5,119	1,465
Net cash provided by continuing operating activities	11,711	17,080
Net cash (used in) provided by discontinued operating activities	(105)	47,205
Net cash provided by operating activities	11,606	64,285

CASH FLOWS FROM INVESTING ACTIVITIES:
Origination and purchase of loans	(142,124)	(119,240)
Principal payments received on loans and leases	127,456	116,159
Proceeds from sale of loans	—	21,250
Purchase of investment securities available-for-sale	(43,284)	—
Principal payments on investment securities available-for-sale	3,572	7,519
Proceeds from sale of investment securities available-for-sale	59	9,422
Return of capital from investments in unconsolidated entities	5,376	7,703
Settlement of derivative instruments	(46)	106
Net cash (used in) provided by continuing investing activities	(48,991)	42,919
Net cash provided by discontinued investing activities	12,730	4,902
Net cash (used in) provided by investing activities	(36,261)	47,821

CASH FLOWS FROM FINANCING ACTIVITIES:
Repurchase of common stock	—	(74)
Retirement of common stock	(56)	—
Repurchase of preferred stock	(165,340)	—
Net proceeds from repurchase agreements	175,042	83,513
Payments on borrowings:
Securitizations	(118,243)	(100,542)
Distributions paid on preferred stock	(7,495)	(6,014)
Distributions paid on common stock	(1,571)	(1,550)
Net cash used in continuing financing activities	(117,663)	(24,667)
Net cash used in discontinued financing activities	—	(44,233)
Net cash used in financing activities	(117,663)	(68,900)

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS AND RESTRICTED CASH	(142,318)	43,206

The accompanying notes are an integral part of these statements
(Back to Index)

(Back to Index)

RESOURCE CAPITAL CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS − (Continued)
(in thousands)
(unaudited)

	For the Three Months Ended
	March 31,
	2018	2017
CASH AND CASH EQUIVALENTS AND RESTRICTED CASH AT BEGINNING OF PERIOD	204,364	119,425
CASH AND CASH EQUIVALENTS AND RESTRICTED CASH AT END OF PERIOD	$62,046	$162,631
SUPPLEMENTAL DISCLOSURE:
Interest expense paid in cash	$13,266	$12,648
Income taxes paid in cash	$—	$515

The accompanying notes are an integral part of these statements
(Back to Index)

(Back to Index)
RESOURCE CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2018
(unaudited)

NOTE 1 - ORGANIZATION
Resource Capital Corp., a Maryland corporation, and its subsidiaries (collectively, the "Company") is a real estate investment trust ("REIT") that is primarily focused on originating, holding and managing commercial mortgage loans and commercial real estate-related debt investments. The Company is externally managed by Resource Capital Manager, Inc. (the "Manager"), which is an indirect wholly-owned subsidiary of C-III Capital Partners LLC ("C-III"), a leading commercial real estate ("CRE") investment management and services company engaged in a broad range of activities. C-III is the beneficial owner of approximately 2.4% of the Company's outstanding common shares at March 31, 2018.
The Company has qualified, and expects to qualify in the current fiscal year, as a REIT.
In November 2016, the Company received approval from its board of directors (the "Board") to execute a strategic plan (the "Plan") to focus its strategy on CRE debt investments. The Plan contemplates disposing of certain loans underwritten prior to 2010 ("legacy CRE loans"), exiting underperforming non-core asset classes (residential real estate-related assets and commercial finance assets) and establishing a dividend policy based on sustainable earnings. As a result, the Company evaluated its residential mortgage and middle market lending segments' assets and liabilities and determined both met all of the criteria to be classified as held for sale in the fourth quarter of 2016. As a result of the reclassification, these segments are reported as discontinued operations and have been excluded from continuing operations. See Note 21 for further discussion.
The following subsidiaries are consolidated in the Company's financial statements:

•
RCC Real Estate, Inc. ("RCC Real Estate"), a wholly-owned subsidiary, holds CRE loans, CRE-related securities and historically has held direct investments in real estate.  RCC Real Estate owns 100.0% of the equity of the following VIEs:

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

•
RCC Commercial, Inc. ("RCC Commercial"), a wholly-owned subsidiary, holds a 29.6% investment in NEW NP, LLC ("New NP, LLC"), which holds one directly originated middle market loan and historically held syndicated corporate loan investments. New NP, LLC is reported in discontinued operations, see Note 21 for further discussion. RCC Commercial also owns 100.0% of Apidos CDO III, Ltd. ("Apidos CDO III"). Apidos CDO III, a taxable REIT subsidiary ("TRS"), was established to complete a collateralized debt obligation ("CDO") issuance secured by a portfolio of syndicated corporate loans and asset-backed securities ("ABS"). In June 2015, the Company liquidated Apidos CDO III and, as a result, all of the assets were sold.

•
RCC Commercial II, Inc. ("Commercial II"), a wholly-owned subsidiary, invests in structured notes and subordinated notes of foreign, syndicated corporate loan collateralized loan obligation ("CLO") vehicles. Commercial II also owns equity in the following VIEs:

◦
Commercial II owns 100.0% of the equity of Apidos Cinco CDO ("Apidos Cinco"), a TRS that was established to complete a CDO issuance secured by a portfolio of syndicated corporate loans, ABS and corporate bonds. In November 2016, the Company liquidated and sold substantially all of Apidos Cinco's assets. The remaining assets were consolidated by the Company upon liquidation and are marked at fair value.

◦	Commercial II owns 68.3% of the equity of Whitney CLO I, Ltd. ("Whitney CLO I"), a TRS that holds residual assets following a September 2013 liquidation.

(Back to Index)

(Back to Index)

RESOURCE CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
MARCH 31, 2018
(unaudited)

•
RCC Commercial III, Inc. ("Commercial III"), a wholly-owned subsidiary, holds investments in syndicated corporate loan investments.  Commercial III owns 90.0% of the equity of Apidos CDO I, LTD. ("Apidos CDO I"). Apidos CDO I, a TRS, was established to complete a CDO issuance secured by a portfolio of syndicated corporate loans and ABS. In October 2014, the Company liquidated Apidos CDO I and as a result substantially all of the assets were sold.

•	RSO EquityCo, LLC, a wholly-owned subsidiary, owns 10.0% of the equity of Apidos CDO I.

•
RCC Residential Portfolio, Inc. ("RCC Resi Portfolio"), a wholly-owned subsidiary, historically invested in residential mortgage-backed securities ("RMBS"). The remaining securities were sold in September 2017.

•
RCC Residential Portfolio TRS, Inc. ("RCC Resi TRS"), a wholly-owned TRS, was formed to hold strategic residential mortgage positions that could not be held by RCC Resi Portfolio. RCC Resi TRS also owns 100.0% of the equity, unless otherwise stated, in the following:

◦
Primary Capital Mortgage, LLC ("PCM") (formerly known as Primary Capital Advisors, LLC), originated and serviced residential mortgage loans. In November 2016, PCM's operations were reclassified to discontinued operations. PCM sold its residential mortgage loan pipeline, its mortgage servicing rights and its remaining loans held for sale. See Note 21 for further discussion.

◦
RCM Global Manager, LLC ("RCM Global Manager") owns 63.8% of RCM Global LLC ("RCM Global"). RCM Global, accounted for as an equity method investment, held a portfolio of investment securities available-for-sale.

◦
RCC Residential Depositor, LLC ("RCC Resi Depositor") owns 100.0% of RCC Residential Acquisition, LLC ("RCC Resi Acquisition"). Prior to the Plan, RCC Resi Acquisition purchased residential mortgage loans from PCM and transferred the assets to RCC Residential Opportunities Trust ("RCC Opp Trust"). RCC Opp Trust, a wholly-owned statutory trust, held a portfolio of residential mortgage loans, available-for-sale.

◦	Long Term Care Conversion Funding, LLC ("LTCC Funding") provided a financing facility to fund the acquisition of life settlement contracts.

◦
Life Care Funding, LLC ("LCF") was established for the purpose of acquiring life settlement contracts. In July 2017, the Company purchased the balance of the outstanding membership interests of LCF, therefore becoming a single member LLC. In 2018, substantially all the life settlement contracts were sold.

◦	RCC TRS, LLC ("RCC TRS") holds investments in direct financing leases and investment securities, trading. RCC TRS also owns equity in the following:

▪	RCC TRS owns 100.0% of the equity of Resource TRS, LLC, which in turn holds a 25.8% investment in New NP, LLC, which is reported in discontinued operations.

▪	RCC TRS owns 44.6% of the equity in New NP, LLC, which is reported in discontinued operations.

▪	RCC TRS owns 80.2% of the equity in Pelium Capital, L.P. ("Pelium Capital"). Pelium Capital, accounted for as an equity method investment, held investment securities, trading.

◦
Resource Capital Asset Management, LLC ("RCAM") was entitled to collect senior, subordinated and incentive fees related to CLO issuers to which it provided management services through CVC Credit Partners, LLC ("CVC Credit Partners"), formerly Apidos Capital Management ("ACM"), a subsidiary of CVC Capital Partners SICAV-FIS, S.A. ("CVC").  C-III sold its 24.0% interest in CVC Credit Partners in August 2017.

(Back to Index)

(Back to Index)

RESOURCE CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
MARCH 31, 2018
(unaudited)

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Principles of Consolidation
The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America ("GAAP") and the accounting policies set forth in Note 2 included in the Company's annual report on Form 10-K for the year ended December 31, 2017. The consolidated financial statements include the accounts of the Company, majority owned or controlled subsidiaries and VIEs for which the Company is considered the primary beneficiary. All inter-company transactions and balances have been eliminated in consolidation.
Basis of Presentation
All adjustments necessary to present fairly the Company's financial position, results of operations and cash flows have been made.
Cash and Cash Equivalents
Cash and cash equivalents include cash on hand and all highly liquid investments with original maturities of three months or less at the time of purchase. At March 31, 2018 and December 31, 2017, approximately $58.3 million and $177.5 million, respectively, of the reported cash balances exceeded the Federal Deposit Insurance Corporation deposit insurance limit of $250,000 per institution. However, all of the Company's cash deposits are held at multiple, established financial institutions to minimize credit risk exposure.
Restricted cash includes required account balance minimums primarily for the Company's CRE CDO securitizations and cash held in the syndicated corporate loan CDOs.
The following table provides a reconciliation of cash, cash equivalents and restricted cash in the consolidated balance sheets to the total amount shown in the consolidated statements of cash flows (dollars in thousands):

	As of
	March 31, 2018	March 31, 2017
Cash and cash equivalents	$61,500	$157,760
Restricted cash	546	4,871
Total cash, cash equivalents and restricted cash shown on the Company's consolidated statements of cash flows	$62,046	$162,631
Preferred Equity Investment
Preferred equity investments, which are subordinate to any loans but senior to common equity, depending on the investment's characteristics, may be accounted for as real estate, joint ventures or as mortgage loans. The Company's preferred equity investment is accounted for as a CRE loan held for investment and is carried at cost, net of unamortized loan fees and origination costs and is included within CRE loans on the Company's consolidated balance sheets.  The Company accretes or amortizes any discounts or premiums over the life of the related loan utilizing the effective interest method. Interest and fees are recognized as income subject to recoverability, which is substantiated by obtaining annual appraisals on the underlying property.
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

(Back to Index)

(Back to Index)

RESOURCE CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
MARCH 31, 2018
(unaudited)

Income Taxes
The Company established a full valuation allowance against its net deferred tax assets of approximately $39.0 million (tax effected $10.4 million) at March 31, 2018 as the Company believes it is more likely than not that some or all of the deferred tax assets will not be realized. This assessment was based on the Company's cumulative historical losses of and uncertainties as to the amount of taxable income that would be generated in future years by the Company's TRSs.
Recent Accounting Standards
Accounting Standards Adopted in 2018
In May 2017, the Financial Accounting Standards Board ("FASB") issued guidance to clarify which changes to the terms or conditions of a share-based payment award require an entity to apply modification accounting. Modification accounting should be applied unless all of the following three criteria are met: (i) the fair value of the modified award is the same as the fair value of the original award immediately before the original award is modified; (ii) the vesting conditions of the modified award are the same as the vesting conditions of the original award immediately before the original award is modified; (iii) the classification of the modified award as an equity instrument or a liability instrument is the same as the classification of the original award immediately before the original award is modified. The guidance is effective for annual reporting periods beginning after December 15, 2017, and interim periods within that reporting period. Adoption did not have a material impact on the Company's consolidated financial statements.
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

(Back to Index)

(Back to Index)

RESOURCE CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
MARCH 31, 2018
(unaudited)

In January 2016, the FASB issued guidance to address certain aspects of the recognition, measurement, presentation and disclosure of financial instruments in order to provide users of financial statements with more decision-useful information. The guidance requires equity investments to be measured at fair value with changes in fair value recognized in net income; simplifies the impairment assessment of equity investments without readily determinable fair values by requiring a qualitative assessment to identify impairment; eliminates the requirement for public business entities to disclose the method(s) and significant assumptions used to estimate the fair value that is required to be disclosed for financial instruments measured at amortized cost on the balance sheet; requires public business entities to use the exit price notion when measuring the fair value of financial instruments for disclosure purposes; requires an entity to present separately in other comprehensive income the portion of the total change in the fair value of a liability resulting from a change in the instrument-specific credit risk when the entity has elected to measure the liability at fair value in accordance with the fair value option for financial instruments; requires separate presentation of financial assets and financial liabilities by measurement category and form of financial assets on the balance sheet or the accompanying notes to the financial statements, and clarifies that an entity should evaluate the need for a valuation allowance on a deferred tax asset related to available-for-sale securities in combination with the entity's other deferred tax assets.  It is effective for annual reporting periods, and the interim periods within those periods, beginning after December 15, 2017. Adoption did not have a material impact on the Company's consolidated financial statements.
In May 2014, the FASB issued guidance that establishes key principles by which an entity determines the amount and timing of revenue recognized from customer contracts. At issuance, the guidance was effective for the first interim or annual period beginning after December 15, 2016. In August 2015, the FASB issued additional guidance that delayed the previous effective date by one year, resulting in the original guidance becoming effective for the first interim or annual period beginning after December 15, 2017. Early application, which was not permissible under the initial effectiveness timeline, is now permissible though no earlier than as of the first interim or annual period beginning after December 15, 2016. In 2016, the FASB issued multiple amendments to the accounting standard to provide further clarification. Exclusions from the scope of this guidance include revenues resulting from loans, investment securities available-for-sale, investment securities, trading, investments in unconsolidated entities and leases. The Company evaluated the applicability of this guidance, considering the scope exceptions, and determined that adoption did not have a material impact on its consolidated financial statements.
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
In January 2017, the FASB issued guidance to add the Securities and Exchange Commission ("SEC") Staff Announcement "Disclosure of the Impact that Recently Issued Accounting Standards will have on the Financial Statements of a Registrant when such Standards are Adopted in a Future Period (in accordance with Staff Accounting Bulletin Topic 11.M)." The announcement applies to the May 2014 guidance on revenue recognition from contracts with customers, the February 2016 guidance on leases and the June 2016 guidance on how credit losses for most financial assets and certain other instruments that are measured at fair value through net income are determined. The announcement provides the SEC staff view that a registrant should evaluate certain recent accounting standards that have not yet been adopted to determine appropriate financial statement disclosures about the potential material effects of those recent accounting standards. If a registrant does not know or cannot reasonably estimate the impact that adoption of the recent accounting standards referenced in this announcement is expected to have on the financial statements, then the registrant should make a statement to that effect and consider the additional qualitative financial statement disclosures to assist the reader in assessing the significance of the impact that the recent accounting standards will have on the financial statements of the registrant when adopted. The Company completed its assessment under the new guidance on revenue recognition from contracts with customers, see "Account Standards Adopted in 2018." The Company is currently evaluating the impact of this guidance on leases and the measurement of credit losses on financial instruments and its impact on its consolidated financial statements.

(Back to Index)

(Back to Index)

RESOURCE CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
MARCH 31, 2018
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
Reclassifications
Certain reclassifications have been made to the 2017 consolidated financial statements to conform to the 2018 presentation.
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
Consolidated VIEs (the Company is the primary beneficiary)
Based on management's analysis, the Company is the primary beneficiary of Apidos CDO I, Apidos CDO III, Apidos Cinco, Whitney CLO I, RCC 2015-CRE3, RCC 2015-CRE4 and RCC 2017-CRE5 at March 31, 2018 and December 31, 2017 (for each period, collectively, the "Consolidated VIEs").
The Consolidated VIEs were formed on behalf of the Company to invest in real estate-related securities, CMBS, syndicated corporate loans, corporate bonds and ABS and were financed by the issuance of debt securities. The Manager and C-III Asset Management LLC ("C3AM"), a subsidiary of C-III, manage the CRE-related entities, and CVC Credit Partners manages the commercial finance-related entities on behalf of the Company. By financing these assets with long-term borrowings through the issuance of debt securities, the Company seeks to generate attractive risk-adjusted equity returns and to match the term of its assets and liabilities. The primary beneficiary determination for each of these VIEs was made at each VIE's inception and is continually assessed.
Apidos CDO I and Apidos CDO III substantially liquidated their assets in October 2014 and June 2015, respectively. The securitizations are now entirely composed of restricted cash.
In November 2016, the Company substantially liquidated Apidos Cinco, a syndicated corporate loan CLO determined to be a VIE that is managed by CVC Credit Partners. As a result of the liquidation, all senior and mezzanine notes of the securitization were repaid, leaving only the Company's equity interest in the securitization outstanding as of December 31, 2016. As substantially all of the VIE's activities were being conducted on behalf of a single variable interest holder that was a related party of the decision maker, it was determined that the Company was the primary beneficiary of the transaction and, as such, should consolidate Apidos Cinco. At March 31, 2018, the Company consolidates two syndicated corporate loans held by Apidos Cinco, accounted for using the fair value option given the short hold period.
Whitney CLO I was a securitization in which the Company acquired rights to manage the collateral assets held by the entity in February 2011. Following liquidation in September 2013, Whitney CLO I is now composed of restricted cash.
For a discussion of the Company's consolidated securitizations see Note 1, and for a discussion of the debt issued through the securitizations see Note 10.

(Back to Index)

(Back to Index)

RESOURCE CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
MARCH 31, 2018
(unaudited)

For consolidated CLOs in which the Company does not own 100% of the subordinated notes, the Company imputes an interest rate using expected cash flows over the life of each CLO and records the third party's share of the cash flows as interest expense on the consolidated statements of operations.
The Company has exposure to losses on its securitizations to the extent of its investments in the subordinated debt and preferred equity of each securitization. The Company is entitled to receive payments of principal and interest on the debt securities it holds and, to the extent revenues exceed debt service requirements and other expenses of the securitizations, distributions with respect to its preferred equity interests. As a result of consolidation, the debt and equity interests the Company holds in these securitizations have been eliminated, and the Company's consolidated balance sheets reflect the assets held, debt issued by the securitizations to third parties and any accrued payables to third parties. The Company's operating results and cash flows include the gross amounts related to the securitizations' assets and liabilities as opposed to the Company's net economic interests in the securitizations. Assets and liabilities related to the securitizations are disclosed, in the aggregate, on the Company's consolidated balance sheets.
The creditors of the Company's seven Consolidated VIEs have no recourse to the general credit of the Company, nor to each other. During the three months ended March 31, 2018, the Company provided no financial support to any of its VIEs nor does it have any requirement to do so, although it may choose to do so in the future to maximize future cash flows on such investments by the Company. There are no explicit arrangements that obligate the Company to provide financial support to any of its Consolidated VIEs.
The following table shows the classification and carrying values of assets and liabilities of the Company's Consolidated VIEs at March 31, 2018 (in thousands):

	CRE Securitizations	Other	Total
ASSETS
Restricted cash	$2	$511	$513
Accrued interest receivable	2,728	—	2,728
CRE loans, pledged as collateral	571,640	—	571,640
Principal paydowns receivable	—	20	20
Other assets	188	—	188
Total assets (1)	$574,558	$531	$575,089

LIABILITIES
Borrowings	$298,970	$—	$298,970
Accrued interest payable	412	—	412
Accounts payable and other liabilities	65	—	65
Total liabilities	$299,447	$—	$299,447

(1)	Assets of each of the Consolidated VIEs may only be used to settle the obligations of each respective VIE.
Unconsolidated VIEs (the Company is not the primary beneficiary, but has a variable interest)
Based on management's analysis, the Company is not the primary beneficiary of the VIEs discussed below since it does not have both (i) the power to direct the activities that most significantly impact the VIE's economic performance and (ii) the obligation to absorb the losses of the VIE or the right to receive the benefits from the VIE, which could be significant to the VIE. Accordingly, the following VIEs are not consolidated in the Company's financial statements at March 31, 2018. The Company's maximum exposure to risk for each of these unconsolidated VIEs is set forth in the "Maximum Exposure to Loss" column in the table below.

(Back to Index)

(Back to Index)

RESOURCE CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
MARCH 31, 2018
(unaudited)

Unsecured Junior Subordinated Debentures
The Company has a 100% interest in the common shares of Resource Capital Trust I ("RCT I") and RCC Trust II ("RCT II"), respectively, with a value of $1.5 million in the aggregate, or 3% of each trust, at March 31, 2018. RCT I and RCT II were formed for the purposes of providing debt financing to the Company. The Company completed a qualitative analysis to determine whether or not it is the primary beneficiary of each of the trusts and determined that it was not the primary beneficiary of either trust because it does not have the power to direct the activities most significant to the trusts, which include the collection of principal and interest and protection of collateral through servicing rights. Accordingly, neither trust is consolidated into the Company's consolidated financial statements.
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
RCM Global, LLC
In July 2014, the Company, together with Resource America, Inc., a wholly-owned subsidiary of C-III, ("Resource America") and certain Resource America employees, acquired through RCM Global a portfolio of available-for-sale securities for $23.5 million.  The portfolio is managed by Resource America. The Company contributed $15.0 million for a 63.8% membership interest. Revenues and expenses of RCM Global are allocated to each member in accordance with their membership interest. In March and June 2015, the Company requested and received an in-kind distribution in certain securities held by RCM Global resulting in a reduction of its ownership interest. RCM Global was determined to be a VIE based on the majority equity interest holders' inability to direct the activities that are most significant to the entity. In January 2016, the Company adopted the amendments to the consolidation guidance. Upon adoption, the Company reevaluated its variable interest in RCM Global and determined it would no longer be the primary beneficiary of RCM Global, as its investment in the limited liability company did not provide the Company with a controlling financial interest. As a result of its evaluation, the Company deconsolidated its investment in RCM Global. In January 2016, the Company began accounting for its investment in RCM Global as an equity method investment in investments in unconsolidated entities on its consolidated financial statements. At March 31, 2018, the Company held a 63.8% interest in RCM Global, and the remainder was owned by subsidiaries and other parties associated with Resource America. The Company held a $217,000 investment at March 31, 2018.
Pelium Capital
In September 2014, the Company contributed $17.5 million to Pelium Capital for an initial ownership interest of 80.4%, and subsequently funded its final commitment of $2.5 million in February 2015. Pelium Capital is a specialized credit opportunity fund managed by an indirect wholly-owned subsidiary of C-III. The Company receives 10% of the carried interest in the partnership. Resource America contributed cash of $2.8 million to the formation of Pelium Capital. In December 2015, Pelium Capital was accounted for as a consolidated voting interest subsidiary. In January 2016, the Company adopted the amendments to the consolidation guidance. Upon adoption, the Company reevaluated its interest in Pelium Capital and determined that although it now possessed a variable interest in Pelium Capital, it would not be the primary beneficiary of Pelium Capital, as its investment in the limited partnership does not provide the Company with a controlling financial interest. As a result of its reevaluation, the Company deconsolidated its investment in Pelium Capital in January 2016, and accounted for its investment as an equity method investment in investments in unconsolidated entities on its consolidated financial statements. At March 31, 2018, the Company held an 80.2% interest in Pelium Capital, with a carrying value of $4.7 million.
Wells Fargo Commercial Mortgage Trust 2017-C40
In October 2017, the Company purchased 95% of the Class E, F, G, H and J certificates of Wells Fargo Commercial Mortgage Trust 2017-C40 ("C40"), a B-piece investment in a Wells Fargo Commercial Mortgage Securities, Inc. a private-label $705.4 million securitization. C3AM, a related party that is not under common control, is the special servicer of C40. The Company determined that although its investment in C40 represented a variable interest, its investment did not provide the Company with a controlling financial interest. The Company accounted for its various investments in C40 as investment securities available-for-sale on its consolidated financial statements.

(Back to Index)

(Back to Index)

RESOURCE CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
MARCH 31, 2018
(unaudited)

Prospect Hackensack JV LLC
In March 2018, the Company invested $19.2 million in the preferred equity of Prospect Hackensack JV LLC ("Prospect Hackensack"), a joint venture between the Company and an unrelated third party ("Managing Member"). Prospect Hackensack was formed for the purpose of acquiring and operating a multifamily CRE property. The Managing Member will manage the daily operations of the property. The Company determined that although its investment in Prospect Hackensack represented a variable interest, its investment did not provide the Company with a controlling financial interest. The Company accounted for its investment in Prospect Hackensack's preferred equity as a CRE loan on its consolidated balance sheets.
The following table shows the classification, carrying value and maximum exposure to loss with respect to the Company's unconsolidated VIEs at March 31, 2018 (in thousands):

	Unsecured Junior Subordinated Debentures	RCM Global LLC	Pelium Capital	C40	Prospect Hackensack	Total	Maximum Exposure to Loss
ASSETS
Accrued interest receivable	$—	$—	$—	$—	$18	$18	$—
CRE loans	—	—	—	—	19,008	19,008	$19,008
Investment securities available-for-sale (1)	—	—	—	20,855	—	20,855	$20,763
Investments in unconsolidated entities	1,548	217	4,674	—	—	6,439	$6,439
Total assets	1,548	217	4,674	20,855	19,026	46,320

LIABILITIES
Borrowings	51,548	—	—	—	—	51,548	N/A
Total liabilities	51,548	—	—	—	—	51,548	N/A
Net asset (liability)	$(50,000)	$217	$4,674	$20,855	$19,026	$(5,228)	N/A

(1)	The Company's investment in C40 is carried at fair value and its maximum exposure to loss is the amortized cost of the investment.
At March 31, 2018, there were no explicit arrangements or implicit variable interests that could require the Company to provide financial support to any of its unconsolidated VIEs.
NOTE 4 - SUPPLEMENTAL CASH FLOW INFORMATION
The following table summarizes the Company's supplemental disclosure of cash flow information (in thousands):

	For the Three Months Ended
	March 31,
	2018	2017
Non-cash continuing financing activities include the following:
Distributions on common stock accrued but not paid	$1,584	$1,568
Distribution on preferred stock accrued but not paid	$1,724	$4,009

(Back to Index)

(Back to Index)

RESOURCE CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
MARCH 31, 2018
(unaudited)

NOTE 5 - LOANS
The following is a summary of the Company's loans (dollars in thousands, except amounts in footnotes):

Description	Quantity	Principal	Unamortized (Discount) Premium, net (1)	Amortized Cost	Allowance for Loan Losses	Carrying Value (2)	Contracted Interest Rates (3)	Maturity Dates (4)(5)
At March 31, 2018:
CRE loans held for investment:
Whole loans (6)	75	$1,369,753	$(7,233)	$1,362,520	$(4,529)	$1,357,991	1M LIBOR plus 3.50% to 1M LIBOR plus 6.25% (Floating) and 8.00% (Fixed)	April 2018 to April 2021
Preferred equity investment (see Note 3) (7)(8)	1	19,200	(192)	19,008	—	19,008	11.50%	April 2025
Total CRE loans held for investment		1,388,953	(7,425)	1,381,528	(4,529)	1,376,999
Total loans		$1,388,953	$(7,425)	$1,381,528	$(4,529)	$1,376,999

At December 31, 2017:
CRE loans held for investment:
Whole loans (6)	70	$1,297,164	$(7,014)	$1,290,150	$(5,328)	$1,284,822	1M LIBOR plus 3.60% to 1M LIBOR plus 6.25%	February 2018 to January 2021
Total CRE loans held for investment		1,297,164	(7,014)	1,290,150	(5,328)	1,284,822
Syndicated corporate loans (9)	2	13	—	13	—	13	N/A	N/A
Total loans held for sale		13	—	13	—	13
Total loans		$1,297,177	$(7,014)	$1,290,163	$(5,328)	$1,284,835

(1)
Amounts include unamortized loan origination fees of $7.1 million and $6.7 million and deferred amendment fees of $368,000 and $268,000 being amortized over the life of the loans at March 31, 2018 and December 31, 2017, respectively.

(2)	Substantially all loans are pledged as collateral under various borrowings at March 31, 2018 and December 31, 2017.

(3)	LIBOR refers to the London Interbank Offered Rate.

(4)	Maturity dates exclude contracted extension options, subject to the satisfaction of certain terms, that may be available to the borrowers.

(5)	Maturity dates exclude one CRE whole loan, with an amortized cost of $7.0 million, in default at March 31, 2018 and December 31, 2017.

(6)
CRE whole loans had $86.2 million and $84.1 million in unfunded loan commitments at March 31, 2018 and December 31, 2017, respectively.  These unfunded loan commitments are advanced as the borrowers formally request additional funding, as permitted under the loan agreement, and any necessary approvals have been obtained.

(7)	The interest rate on the Company's preferred equity investment pays currently at 8.00%. The remaining interest is deferred until maturity.

(8)	Beginning in April 2023, the Company has the right to unilaterally force the sale of the underlying property.

(9)	All syndicated corporate loans are second lien loans and are accounted for under the fair value option.

(Back to Index)

(Back to Index)

RESOURCE CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
MARCH 31, 2018
(unaudited)

The following is a summary of the contractual maturities, assuming full exercise of the extension options available to the borrowers, of the Company's CRE loans held for investment, at amortized cost (in thousands, except amounts in footnotes):

Description	2018	2019	2020 and Thereafter	Total
At March 31, 2018:
Whole loans (1)	$—	$142,818	$1,212,702	$1,355,520
Preferred equity investment	—	—	19,008	19,008
Total CRE loans(1)	$—	$142,818	$1,231,710	$1,374,528

Description	2018	2019	2020 and Thereafter	Total
At December 31, 2017:
Whole loans (1)	$—	$148,622	$1,134,528	$1,283,150

(1)	Excludes one CRE whole loan, with an amortized cost of $7.0 million, in default at March 31, 2018 and December 31, 2017.
At March 31, 2018, approximately 28.3%, 24.5% and 12.7% of the Company's CRE loan portfolio was concentrated in the Southwest, Pacific and Mountain regions, respectively, based on carrying value, as defined by the National Council of Real Estate Investment Fiduciaries ("NCREIF"). At December 31, 2017, approximately 28.0%, 24.3%, and 12.5% of the Company's CRE loan portfolio was concentrated in the Southwest, Pacific and Mountain regions, respectively, based on carrying value.
Principal Paydowns Receivable
Principal paydowns receivable represent loan principal payments that have been received by the Company's servicers and trustees but have not been remitted to the Company. At March 31, 2018, the Company had $20,000 of loan principal paydowns receivable, all of which was received in cash by the Company in April 2018. At December 31, 2017, the Company had $75.9 million of loan principal paydowns receivable, all of which was received in cash by the Company in January 2018.

(Back to Index)

(Back to Index)

RESOURCE CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
MARCH 31, 2018
(unaudited)

NOTE 6 - FINANCING RECEIVABLES
The following tables show the activity in the allowance for loan and lease losses for the three months ended March 31, 2018 and year ended December 31, 2017 and the allowance for loan and lease losses and recorded investments in loans and leases at March 31, 2018 and December 31, 2017 (in thousands):

	Three Months Ended March 31, 2018			Year Ended December 31, 2017
	Commercial Real Estate Loans	Direct Financing Leases	Total	Commercial Real Estate Loans	Syndicated Corporate Loans	Direct Financing Leases	Total
Allowance for loan and lease losses:
Allowance for loan and lease losses at beginning of period	$5,328	$735	$6,063	$3,829	$—	$465	$4,294
Provision for (recovery of) loan and lease losses, net	(799)	—	(799)	1,499	3	270	1,772
Loans charged-off	—	—	—	—	(3)	—	(3)
Allowance for loan and lease losses at end of period	$4,529	$735	$5,264	$5,328	$—	$735	$6,063

	March 31, 2018			December 31, 2017
	Commercial Real Estate Loans	Direct Financing Leases	Total	Commercial Real Estate Loans	Syndicated Corporate Loans	Direct Financing Leases	Total
Allowance for loan and lease losses ending balance:
Individually evaluated for impairment	$2,500	$—	$2,500	$2,500	$—	$735	$3,235
Collectively evaluated for impairment	$2,029	$735	$2,764	$2,828	$—	$—	$2,828
Loans acquired with deteriorated credit quality	$—	$—	$—	$—	$—	$—	$—
Loans and Leases:
Amortized cost ending balance:
Individually evaluated for impairment	$26,008	$—	$26,008	$7,000	$—	$886	$7,886
Collectively evaluated for impairment	$1,355,520	$824	$1,356,344	$1,283,150	$—	$—	$1,283,150
Loans acquired with deteriorated credit quality	$—	$—	$—	$—	$—	$—	$—

(Back to Index)

(Back to Index)

RESOURCE CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
MARCH 31, 2018
(unaudited)

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
• An updated appraisal is required.
CRE loans are evaluated for any credit deterioration by debt asset management and certain finance personnel on at least a quarterly basis. Loans are first individually evaluated for impairment; and to the extent not deemed impaired, a general reserve is established.
The allowance for loan loss is computed as (i) 1.5% of the aggregate face values of loans rated as a 3, plus (ii) 5.0% of the aggregate face values of loans rated as a 4, plus (iii) specific allowances measured and determined on loans individually evaluated, which are loans rated as a 5. While the overall risk rating is generally not the sole factor used in determining whether a loan is impaired, a loan with a higher overall risk rating would tend to have more adverse indicators of impairment, and therefore would be more likely to experience a credit loss.

(Back to Index)

(Back to Index)

RESOURCE CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
MARCH 31, 2018
(unaudited)

Credit risk profiles of CRE loans at amortized cost were as follows (in thousands, except amounts in footnotes):

	Rating 1	Rating 2	Rating 3	Rating 4	Rating 5	Held for Sale	Total
At March 31, 2018:
Whole loans (1)	$52,010	$1,179,981	$118,688	$4,841	$7,000	$—	$1,362,520
Preferred equity investment (2)	—	19,008	—	—	—	—	19,008
Legacy CRE whole loans (3)(4)	—	—	—	—	—	63,882	63,882
	$52,010	$1,198,989	$118,688	$4,841	$7,000	$63,882	$1,445,410

At December 31, 2017:
Whole loans (1)	$65,589	$1,040,883	$171,841	$4,837	$7,000	$—	$1,290,150
Legacy CRE whole loans (3)(4)	—	—	—	—	—	63,783	63,783
	$65,589	$1,040,883	$171,841	$4,837	$7,000	$63,783	$1,353,933

(1)	Includes one CRE whole loan, with an amortized cost of $7.0 million, that was in default at March 31, 2018 and December 31, 2017.

(2)	The Company's preferred equity investment is evaluated individually for impairment and excluded from the general reserve calculation.

(3)	Legacy CRE whole loans are carried at the lower of cost or fair value.

(4)	Includes three and two legacy CRE whole loans that were in default with total carrying values of $40.5 million and $22.5 million at March 31, 2018 and December 31, 2017, respectively.
At March 31, 2018 and December 31, 2017, the Company had one CRE whole loan designated as an impaired loan with a risk rating of 5 due to short term vacancy/tenant concerns and a past due maturity of February 2017. The loan is collateralized by a retail shopping center in the Southeast region, as defined by the NCREIF, and had an amortized cost of $7.0 million at March 31, 2018 and December 31, 2017. The Company obtained an appraisal of the collateral in 2016, indicating a fair value of $4.5 million, which it relied upon as a practical expedient for determining the value of the loan at March 31, 2018 and December 31, 2017. No additional provision was recorded on the loan for the three months ended March 31, 2018 and March 31, 2017. This loan was in default at March 31, 2018 and December 31, 2017.
At March 31, 2018, the Company had four legacy CRE whole loans and one mezzanine loan included in assets held for sale with total carrying values of $57.3 million, comprising total amortized cost bases of $63.9 million less a valuation allowance of $6.6 million.
At December 31, 2017, the Company had four legacy CRE whole loans and one mezzanine loan included in assets held for sale with total carrying values of $61.8 million, comprising total amortized cost bases of $63.8 million less a valuation allowance of $1.9 million.
The mezzanine loan had no fair value at March 31, 2018 and December 31, 2017.
The Company obtained updated appraisals for one legacy CRE whole loan held for sale collateralized by a hotel in the Pacific region, as defined by the NCREIF, in April 2018. For the remaining three legacy CRE whole loans held for sale, the Company continued to rely on its appraisals obtained in 2016, as a practical expedient, in determining fair value at March 31, 2018.
Two of the four legacy CRE whole loans required a specific reserve upon transfer to held for sale in 2016 and are comprised of the following:

•
One CRE whole loan collateralized by an office property in the Mountain region, as defined by the NCREIF, with an initial par value of $17.7 million. Upon transfer to held for sale in 2016, this loan was written down to its estimated fair value of $11.0 million, which remains the carrying value at March 31, 2018 and December 31, 2017. No additional valuation adjustments were recognized for the three months ended March 31, 2018 and 2017. The loan matured in May 2017 and is currently in default;

(Back to Index)

(Back to Index)

RESOURCE CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
MARCH 31, 2018
(unaudited)

•
One CRE whole loan collateralized by a hotel in the Pacific region, as defined by the NCREIF, with an initial par value of $29.5 million. Upon transfer to held for sale in 2016, this loan was written down to its estimated fair value of $24.0 million. At March 31, 2018 and December 31, 2017, the loan had a carrying value of $18.0 million and $22.5 million, respectively. An additional fair value adjustment of $4.7 million, which included protective advances of $172,000, to reduce the carrying value was recognized during the three months ended March 31, 2018. This adjustment was recorded based on the receipt of updated appraisals in April 2018 and was recognized in fair value adjustments on financial assets held for sale in the Company's consolidated statements of operations. No valuation adjustments were recognized for the three months ended March 31, 2017. The loan has a maturity date in January 2019 and is currently in default.

The remaining two legacy CRE whole loans required no specific reserve upon transfer to held for sale in 2016. One loan is collateralized by a retail shopping center in the Pacific region, as defined by the NCREIF, and had a carrying value of $11.5 million at March 31, 2018 and December 31, 2017. The loan had a maturity date in December 2017 and is currently in technical default. The second loan is collateralized by a retail shopping center in the Pacific region, as defined by the NCREIF, and had a carrying value of $16.8 million at March 31, 2018 and December 31, 2017. The loan has a maturity date in January 2019. For these two loans, the Company determined that no additional valuation adjustments were necessary for the three months ended March 31, 2018 and 2017.
At March 31, 2018, 49.4%, 31.4% and 19.2% of the Company's legacy CRE whole loans were concentrated in retail, hotel and office, respectively, based on carrying value. Of these loans, 80.8% and 19.2% are within the Pacific and Mountain regions, respectively, as defined by NCREIF. At December 31, 2017, 45.8%, 36.4% and 17.8% of the Company's legacy CRE whole loans were concentrated in retail, hotel and office, respectively, based on carrying value. Of these loans, 82.2% and 17.8% are within the Pacific and Mountain regions, respectively.
Except as previously discussed, all of the Company's CRE loans and its preferred equity investment were current with respect to contractual principal and interest at March 31, 2018.
Direct Financing Leases
The Company recorded no provision for lease losses against the value of its direct financing leases during the three months ended March 31, 2018. The Company recorded a $139,000 provision for lease losses during the three months ended March 31, 2017. The Company held $89,000 and $151,000 of direct financing leases, net of reserves, at March 31, 2018 and December 31, 2017, respectively.
Loan Portfolios Aging Analysis
The following table presents the loan portfolio aging analysis as of the dates indicated at amortized cost (in thousands, except amounts in footnotes):

	30-59 Days	60-89 Days	Greater than 90 Days	Total Past Due	Current	Total Loans Receivable (1)	Total Loans > 90 Days and Accruing
At March 31, 2018:
Whole loans (2)	$—	$—	$7,000	$7,000	$1,355,520	$1,362,520	$—
Preferred equity investment	—	—	—	—	19,008	19,008	—
Legacy CRE whole loans (3)	—	—	47,057	47,057	16,825	63,882	11,516
Total loans	$—	$—	$54,057	$54,057	$1,391,353	$1,445,410	$11,516

At December 31, 2017:
Whole loans (2)	$—	$—	$7,000	$7,000	$1,283,150	$1,290,150	$—
Legacy CRE whole loans (3)	11,516	—	11,000	22,516	41,267	63,783	—
Total loans	$11,516	$—	$18,000	$29,516	$1,324,417	$1,353,933	$—

(1)	Excludes direct financing leases of $89,000 and $151,000, net of reserves, at March 31, 2018 and December 31, 2017, respectively.

(2)	Includes one CRE whole loan, with an amortized cost of $7.0 million, that was in default at March 31, 2018 and December 31, 2017.

(3)	Includes three and two legacy CRE whole loans that were in default with total carrying values of $40.5 million and $22.5 million at March 31, 2018 and December 31, 2017, respectively.

(Back to Index)

(Back to Index)

RESOURCE CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
MARCH 31, 2018
(unaudited)

Impaired Loans
The following tables show impaired loans as of the dates indicated (in thousands):

	Recorded Balance	Unpaid Principal Balance	Specific Allowance	Average Investment in Impaired Loans	Interest Income Recognized
At March 31, 2018:
Loans without a specific valuation allowance:
Whole loans	$—	$—	$—	$—	$—
Loans with a specific valuation allowance:
Whole loans	$7,000	$7,000	$(2,500)	$7,000	$—
Total:
Whole loans	$7,000	$7,000	$(2,500)	$7,000	$—

At December 31, 2017:
Loans without a specific valuation allowance:
Whole loans	$—	$—	$—	$—	$—
Loans with a specific valuation allowance:
Whole loans	$7,000	$7,000	$(2,500)	$7,000	$—
Total:
Whole loans	$7,000	$7,000	$(2,500)	$7,000	$—
Troubled-Debt Restructurings ("TDR")
There were no TDRs for the three months ended March 31, 2018 and 2017.

NOTE 7 - INVESTMENT SECURITIES, TRADING
Structured notes are CLO debt securities collateralized by syndicated corporate loans. The following table summarizes the Company's structured notes classified as investment securities, trading and carried at fair value (in thousands, except number of securities):

	Number of Securities	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
At March 31, 2018:
Structured notes	2	$1,218	$—	$(1,054)	$164

At December 31, 2017:
Structured notes	4	$2,891	$—	$(2,713)	$178
The Company sold two and one investment securities resulting in realized losses totaling $5,000 and a realized gain of $9,000, respectively, during the three months ended March 31, 2018 and 2017, respectively.

(Back to Index)

(Back to Index)

RESOURCE CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
MARCH 31, 2018
(unaudited)

NOTE 8 - INVESTMENT SECURITIES AVAILABLE-FOR-SALE
The following table summarizes the Company's investment securities available-for-sale, including those pledged as collateral. ABS may include, but are not limited to, the Company's investments in securities backed by syndicated corporate loans and other loan obligations. Investment securities available-for-sale are carried at fair value (in thousands, except amounts in the footnote):

	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value (1)
At March 31, 2018:
CMBS	$251,343	$1,443	$(2,040)	$250,746
Total	$251,343	$1,443	$(2,040)	$250,746

At December 31, 2017:
CMBS	$210,806	$1,947	$(1,174)	$211,579
ABS	259	—	(101)	158
Total	$211,065	$1,947	$(1,275)	$211,737

(1)	At March 31, 2018 and December 31, 2017, $227.7 million and $169.6 million, respectively, of investment securities available-for-sale were pledged as collateral under related financings.
The following table summarizes the estimated payoff dates of the Company's investment securities available-for-sale according to their estimated weighted average life classifications (in thousands, except percentages):

	March 31, 2018			December 31, 2017
	Amortized Cost	Fair Value	Weighted Average Coupon	Amortized Cost	Fair Value	Weighted Average Coupon
Less than one year (1)	$22,642	$22,415	5.36%	$25,475	$25,275	5.55%
Greater than one year and less than five years	145,562	146,081	4.79%	126,273	127,104	4.65%
Greater than five years and less than ten years	83,139	82,250	3.55%	59,317	59,358	3.53%
Total	$251,343	$250,746	4.43%	$211,065	$211,737	4.45%

(1)	The Company expects that the payoff dates of these CMBS and ABS will either be extended or that the securities will be paid off in full.
At March 31, 2018, the contractual maturities of the CMBS investment securities available-for-sale range from June 2022 to November 2059.
The following table summarizes the fair value, gross unrealized losses and number of securities aggregated by investment category and the length of time that individual investment securities available-for-sale have been in a continuous unrealized loss position during the periods specified (in thousands, except number of securities):

	Less than 12 Months			More than 12 Months			Total
	Fair Value	Unrealized Losses	Number of Securities	Fair Value	Unrealized Losses	Number of Securities	Fair Value	Unrealized Losses	Number of Securities
At March 31, 2018:
CMBS	$92,454	$(1,674)	20	$1,226	$(366)	4	$93,680	$(2,040)	24
Total temporarily impaired securities	$92,454	$(1,674)	20	$1,226	$(366)	4	$93,680	$(2,040)	24

At December 31, 2017:
CMBS	$49,016	$(888)	12	$1,308	$(286)	4	$50,324	$(1,174)	16
ABS	158	(101)	1	—	—	—	158	(101)	1
Total temporarily impaired securities	$49,174	$(989)	13	$1,308	$(286)	4	$50,482	$(1,275)	17
The unrealized losses in the above table are considered to be temporary impairments due to market factors and are not reflective of credit deterioration.

(Back to Index)

(Back to Index)

RESOURCE CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
MARCH 31, 2018
(unaudited)

The Company recognized no other-than-temporary impairments on its investment securities available-for-sale for the three months ended March 31, 2018 and 2017.
The following table summarizes the Company's sales of investment securities available-for-sale (in thousands, except positions sold and redeemed):

	For the Three Months Ended
	Positions Sold	Positions Redeemed	Par Amount Sold/Redeemed	Amortized Cost	Realized Gain (Loss)	Proceeds
March 31, 2018:
ABS	2	—	$411	$265	$(217)	$48
Total	2	—	$411	$265	$(217)	$48
There were no sales or redemptions during the three months ended March 31, 2017.
NOTE 9 - INVESTMENTS IN UNCONSOLIDATED ENTITIES
The following table summarizes the Company's investments in unconsolidated entities at March 31, 2018 and December 31, 2017 and equity in (losses) earnings of unconsolidated entities for the three months ended March 31, 2018 and 2017 (in thousands, except percentages and amounts in footnotes):

				Equity in (Losses) Earnings of Unconsolidated Entities
	Ownership % at March 31, 2018	March 31, 2018	December 31, 2017	For the Three Months Ended March 31, 2018	For the Three Months Ended March 31, 2017

Pelium Capital Partners, L.P. (1)	80.2%	$4,674	$10,503	$(305)	$(158)
RCM Global, LLC	63.8%	217	—	13	(4)
Pearlmark Mezzanine Realty Partners IV, L.P. (2)	—%	—	—	—	358
Investment in LCC Preferred Stock (3)	—%	—	—	—	165
Subtotal		4,891	10,503	(292)	361
Investment in RCT I and II (4)	3.0%	1,548	1,548	(724)	(637)
Total		$6,439	$12,051	$(1,016)	$(276)

(1)	During the three months ended March 31, 2018 and 2017, the Company received distributions of $5.6 million and $13.6 million, respectively, on its investment in Pelium Capital.

(2)	The Company sold its investment in Pearlmark Mezz in May 2017.

(3)	The Company's investment in LCC liquidated in July 2017 as a result of the sale of LCC.

(4)
During the three months ended March 31, 2018 and 2017, distributions from the trusts are recorded in interest expense on the Company's consolidated statements of operations as the investments are accounted for under the cost method.

During the three months ended March 31, 2018, investments held by Pelium Capital and RCM Global were substantially liquidated.

(Back to Index)

(Back to Index)

RESOURCE CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
MARCH 31, 2018
(unaudited)

NOTE 10 - BORROWINGS
The Company historically has financed the acquisition of its investments, including investment securities and loans, through the use of secured and unsecured borrowings in the form of securitized notes, repurchase agreements, secured term facilities, warehouse facilities, convertible senior notes and trust preferred securities issuances.  Certain information with respect to the Company's borrowings is summarized in the following table (in thousands, except percentages and amounts in footnotes):

	Principal Outstanding	Unamortized Issuance Costs and Discounts	Outstanding Borrowings	Weighted Average Borrowing Rate	Weighted Average Remaining Maturity	Value of Collateral
At March 31, 2018:
RCC 2015-CRE3 Senior Notes	$16,592	$165	$16,427	5.79%	14.0 years	$80,632
RCC 2015-CRE4 Senior Notes	47,663	368	47,295	4.66%	14.4 years	136,846
RCC 2017-CRE5 Senior Notes	238,454	3,205	235,249	2.82%	16.3 years	357,234
Unsecured Junior Subordinated Debentures	51,548	—	51,548	5.99%	18.4 years	—
4.50% Convertible Senior Notes	143,750	15,878	127,872	4.50%	4.4 years	—
6.00% Convertible Senior Notes	70,453	677	69,776	6.00%	245 days	—
8.00% Convertible Senior Notes	21,182	409	20,773	8.00%	1.8 years	—
CRE - Term Repurchase Facilities (1)	430,987	602	430,385	4.09%	132 days	622,204
CMBS - Term Repurchase Facility (2)	13,532	—	13,532	3.99%	55 days	20,372
Trust Certificates - Term Repurchase Facilities (3)	74,125	494	73,631	6.29%	1.8 years	207,901
CMBS - Short Term Repurchase Agreements (4)	135,898	—	135,898	3.13%	25 days	207,283
Total	$1,244,184	$21,798	$1,222,386	4.22%	5.4 years	$1,632,472

	Principal Outstanding	Unamortized Issuance Costs and Discounts	Outstanding Borrowings	Weighted Average Borrowing Rate	Weighted Average Remaining Maturity	Value of Collateral
At December 31, 2017:
RCC 2015-CRE3 Senior Notes	$85,788	$396	$85,392	4.50%	14.2 years	$149,828
RCC 2015-CRE4 Senior Notes	90,883	407	90,476	3.65%	14.6 years	180,066
RCC 2017-CRE5 Senior Notes	244,280	3,493	240,787	2.51%	16.6 years	369,534
Unsecured Junior Subordinated Debentures	51,548	—	51,548	5.49%	18.7 years	—
4.50% Convertible Senior Notes	143,750	16,626	127,124	4.50%	4.6 years	—
6.00% Convertible Senior Notes	70,453	928	69,525	6.00%	335 days	—
8.00% Convertible Senior Notes	21,182	466	20,716	8.00%	2.0 years	—
CRE - Term Repurchase Facilities (1)	292,511	1,013	291,498	3.82%	222 days	432,125
CMBS - Term Repurchase Facilities (2)	27,628	—	27,628	3.05%	121 days	38,060
Trust Certificates - Term Repurchase Facilities (3)	76,714	570	76,144	5.97%	2.1 years	214,375
CMBS - Short Term Repurchase Agreements (4)	82,647	—	82,647	2.79%	14 days	131,522
Total	$1,187,384	$23,899	$1,163,485	4.00%	7.3 years	$1,515,510

(1)	Principal outstanding includes accrued interest payable of $689,000 and $534,000 at March 31, 2018 and December 31, 2017, respectively.

(2)	Principal outstanding includes accrued interest payable of $35,000 and $46,000 at March 31, 2018 and December 31, 2017, respectively.

(3)	Principal outstanding includes accrued interest payable of $194,000 and $203,000 at March 31, 2018 and December 31, 2017, respectively.

(4)	Principal outstanding includes accrued interest payable of $470,000 and $279,000 at March 31, 2018 and December 31, 2017, respectively.

(Back to Index)

(Back to Index)

RESOURCE CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
MARCH 31, 2018
(unaudited)

Securitizations
The following table sets forth certain information with respect to the Company's consolidated securitizations at March 31, 2018 (in thousands):

Securitization	Closing Date	Maturity Date	End of Designated Principal Reinvestment Period (1)	Total Note Paydowns Received from Closing Date through March 31, 2018
RCC 2015-CRE3	February 2015	March 2032	February 2017	$265,535
RCC 2015-CRE4	August 2015	August 2032	September 2017	$176,072
RCC 2017-CRE5	July 2017	July 2034	July 2020	$12,995

(1)
The designated principal reinvestment period is the period where principal payments received by each respective securitization may be designated by the Company to purchase funding participations of existing collateral originally underwritten at the close of each securitization, which was funded outside of the deal structure.

The investments held by the Company's securitizations collateralize the securitizations' borrowings and, as a result, are not available to the Company, its creditors, or stockholders. All senior notes of the securitizations held by the Company at March 31, 2018 and December 31, 2017 are eliminated in consolidation.
Repurchase and Credit Facilities
Borrowings under the Company's repurchase agreements are guaranteed by the Company or one of its subsidiaries. The following table sets forth certain information with respect to the Company's repurchase agreements (in thousands, except percentages and amounts in footnotes):

	March 31, 2018				December 31, 2017
	Outstanding Borrowings (1)	Value of Collateral	Number of Positions as Collateral	Weighted Average Interest Rate	Outstanding Borrowings (1)	Value of Collateral	Number of Positions as Collateral	Weighted Average Interest Rate
CRE - Term Repurchase Facilities
Wells Fargo Bank, N.A. (2)	$258,160	$376,843	23	3.92%	$179,347	$268,003	19	3.68%
Morgan Stanley Bank, N.A. (3)	172,225	245,361	12	4.36%	112,151	164,122	9	4.05%

CMBS - Term Repurchase Facilities
Wells Fargo Bank, N.A.	—	—	—	—%	12,272	14,984	8	2.45%
Deutsche Bank AG	13,532	20,372	14	3.99%	15,356	23,076	14	3.53%

Trust Certificates - Term Repurchase Facilities
RSO Repo SPE Trust 2015 (4)	26,583	89,121	2	7.29%	26,548	89,121	2	6.98%
RSO Repo SPE Trust 2017 (5)	47,048	118,780	2	5.74%	49,596	125,254	2	5.43%

CMBS - Short-Term Repurchase Agreements
RBC Capital Markets, LLC	125,369	173,574	15	3.11%	72,131	97,745	6	2.77%
JP Morgan Securities LLC	10,529	33,709	2	3.41%	10,516	33,777	2	2.93%
Total	$653,446	$1,057,760			$477,917	$816,082

(1)	Outstanding borrowings includes accrued interest payable.

(2)	Includes $313,000 and $565,000 of deferred debt issuance costs at March 31, 2018 and December 31, 2017, respectively.

(3)	Includes $289,000 and $448,000 of deferred debt issuance costs at March 31, 2018 and December 31, 2017, respectively.

(4)	Includes $96,000 and $133,000 of deferred debt issuance costs at March 31, 2018 and December 31, 2017, respectively.

(5)	Includes $292,000 and $320,000 of deferred debt issuance costs at March 31, 2018 and December 31, 2017, respectively.

(Back to Index)

(Back to Index)

RESOURCE CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
MARCH 31, 2018
(unaudited)

The following table shows information about the amount at risk under the repurchase facilities at March 31, 2018 (in thousands, except percentages):

	Amount at Risk (1)	Weighted Average Remaining Maturity	Weighted Average Interest Rate
At March 31, 2018:
CRE - Term Repurchase Facilities
Wells Fargo Bank, N.A.	$119,979	112 days	3.92%
Morgan Stanley Bank, N.A.	$73,843	163 days	4.36%

CMBS - Term Repurchase Facility
Deutsche Bank AG	$6,899	55 days	3.99%

Trust Certificates Term Repurchase Facilities
RSO Repo SPE Trust 2015	$62,515	234 days	7.29%
RSO Repo SPE Trust 2017	$71,438	2.5 years	5.74%

CMBS - Short-Term Repurchase Agreements
RBC Capital Markets, LLC	$48,635	22 days	3.11%
JP Morgan Securities LLC	$23,264	60 days	3.41%

(1)	Equal to the total of the estimated fair value of securities or loans sold and accrued interest receivable, minus the total of the repurchase agreement liabilities and accrued interest payable.
The Company is in compliance with all covenants in each of the respective agreements at March 31, 2018.
CRE - Term Repurchase Facilities
In February 2012, the Company's wholly-owned subsidiary entered into a master repurchase and securities agreement (the "2012 Facility") with Wells Fargo Bank, N.A. ("Wells Fargo") to finance the origination of CRE loans. In March 2018, the Company entered into the seventh amendment to the 2012 Facility, which amended certain defined terms and the required capital, total indebtedness to equity and EBITDA to interest expense ratio covenants.
In September 2015, the Company entered into a guaranty agreement (the "Morgan Stanley Guaranty") associated with a master repurchase and securities agreement with Morgan Stanley Bank, N.A. In March 2018, the Company entered into the second amendment to the Morgan Stanley Guaranty, which amended certain defined terms and the required capital and EBITDA to interest expense ratio covenants.
In April 2018, the Company's indirect wholly-owned subsidiary entered into a master repurchase agreement (the "Barclays Facility") with Barclays Bank PLC ("Barclays") to finance the Company's core CRE lending business. The Barclays Facility has a maximum facility amount of $250.0 million, charges interest of one-month LIBOR plus a spread between 2.00% and 2.50% and matures in April 2021, subject to certain one-year extension options in accordance with the facility's terms. The Company paid a structuring fee as well as other reasonable closing costs.
The Barclays Facility contains margin call provisions that provide Barclays with certain rights when there has been a decline in the value of purchased assets. Under these circumstances, Barclays may require the Company to transfer cash in an amount necessary to eliminate such margin deficit or repurchase the asset that resulted in the margin call.
In connection with the Barclays Facility, the Company fully guaranteed all payments and performance under the Barclays Facility pursuant to a guaranty agreement (the "Barclays Guaranty"). The Barclays Guaranty includes certain financial covenants required of the Company, including required liquidity, required capital, ratios of total indebtedness to equity and EBITDA requirements. Also, RCC Real Estate, the direct owner of the wholly-owned subsidiary, executed a pledge and security agreement with Barclays whereby it agreed to pledge and grant to Barclays a continuing security interest in any and all of its right, title and interest in and to the wholly-owned subsidiary, including all distributions, proceeds, payments, income and profits from its interests in the wholly-owned subsidiary.

(Back to Index)

(Back to Index)

RESOURCE CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
MARCH 31, 2018
(unaudited)

The Barclays Facility contains events of default, subject to certain materiality thresholds and grace periods, customary for this type of financing arrangement. The remedies for such events of default are also customary for this type of transaction and include the acceleration of the principal amount outstanding under the Barclay Facility and the liquidation by Barclays of purchased assets then subject to the Barclays Facility.
CMBS - Term Repurchase Facilities
In February 2011, two of the Company's wholly-owned subsidiaries entered into a master repurchase and securities agreement (the "2011 Facility") with Wells Fargo to finance the acquisition of CMBS. In March 2018, the Company paid off the 2011 Facility and allowed it to mature on March 31, 2018.
Contractual maturity dates of the Company's borrowings by category and year are presented in the table below (in thousands):

	Total	2018	2019	2020	2021	2022 and Thereafter
At March 31, 2018:
CRE securitizations	$298,971	$—	$—	$—	$—	$298,971
Unsecured junior subordinated debentures	51,548	—	—	—	—	51,548
4.50% Convertible Senior Notes	127,872	—	—	—	—	127,872
6.00% Convertible Senior Notes	69,776	69,776	—	—	—	—
8.00% Convertible Senior Notes	20,773	—	—	20,773	—	—
Repurchase and credit facilities	653,446	606,398	—	47,048	—	—
Total	$1,222,386	$676,174	$—	$67,821	$—	$478,391
NOTE 11 - SHARE ISSUANCE AND REPURCHASE
In January 2018, the Company redeemed all shares of its 8.50% Series A Cumulative Redeemable Preferred Stock ("Series A Preferred Stock") and 930,983 shares of its 8.25% Series B Cumulative Redeemable Preferred Stock ("Series B Preferred Stock") at redemption prices of $25.00 per share plus accrued but unpaid distributions. The total redemption cost of $50.0 million was reported as a preferred stock redemption liability on the consolidated balance sheet at December 31, 2017.
In March 2018, the Company redeemed all remaining shares of its Series B Preferred Stock at a redemption price of $25.00 per share, or $115.3 million, plus accrued but unpaid distributions, resulting in a preferred stock redemption charge of $7.5 million on the consolidated statement of operations for the three months ended March 31, 2018.
On or after July 30, 2024, the Company may, at its option, redeem its 8.625% Fixed-to-Floating Series C Cumulative Redeemable Preferred Stock ("Series C Preferred Stock"), in whole or in part, at any time and from time to time, for cash at $25.00 per share, plus accrued and unpaid dividends, if any, to the redemption date. Effective July 30, 2024 and thereafter, the Company will pay cumulative distributions on the Series C Preferred Stock at a floating rate equal to three-month LIBOR plus 5.927% per annum based on the $25.00 liquidation preference, provided that such floating rate shall not be less than the initial rate of 8.625% at any date of determination.
Under a share repurchase plan authorized by the Board in August 2015, the Company was authorized to repurchase up to $50.0 million of its outstanding equity and debt securities. In March 2016, the Company's Board approved a new securities repurchase program for up to $50.0 million of its outstanding securities, which replaced the August 2015 repurchase plan. During the three months ended March 31, 2018 and 2017, the Company did not repurchase any shares of its common or preferred stock through this program. At March 31, 2018, $44.9 million remains available under this repurchase plan.
At March 31, 2018, the Company had 4.8 million shares of Series C Preferred Stock outstanding, with a weighted average issuance price, excluding offering costs, of $25.00.

(Back to Index)

(Back to Index)

RESOURCE CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
MARCH 31, 2018
(unaudited)

NOTE 12 - SHARE-BASED COMPENSATION
The following table summarizes the Company's restricted common stock transactions:

	Non-Employee Directors	Non-Employees (1)	Former Employees	Total
Unvested shares at January 1, 2018	34,565	419,862	28,646	483,073
Issued	20,029	209,355	—	229,384
Vested	(22,692)	(195,112)	(27,120)	(244,924)
Forfeited	—	(1,725)	—	(1,725)
Unvested shares at March 31, 2018	31,902	432,380	1,526	465,808

(1)	Non-employees are employees of C-III or Resource America.
The Company is required to value any unvested shares of restricted common stock granted to non-employees at the current market price. The fair values at grant date of the shares of restricted common stock granted to non-employees during the three months ended March 31, 2018 and 2017 were $2.0 million and $2.7 million, respectively. The fair values at grant date of shares of restricted common stock issued to the Company's eight non-employee directors during the three months ended March 31, 2018 and 2017 were $185,000 and $220,000, respectively.
At March 31, 2018, the total unrecognized restricted common stock expense for non-employees was $2.5 million, with a weighted average amortization period remaining of 2.4 years. At December 31, 2017, the total unrecognized restricted common stock expense for non-employees was $1.4 million, with a weighted average amortization period remaining of 2.0 years.
The following table summarizes restricted common stock grants during the three months ended March 31, 2018:

Date	Shares	Vesting per Year	Vesting Date(s)
January 18, 2018	209,355	33.3%	January 18, 2019, January 18, 2020 and January 18, 2021
February 1, 2018	3,727	100.0%	February 1, 2019
March 8, 2018	16,302	100.0%	March 8, 2019
The following table summarizes the status of the Company's vested stock options at March 31, 2018:

Vested Options	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Vested at January 1, 2018	10,000	$25.60
Vested	—	—
Exercised	—	—
Forfeited	—	—
Expired	—	—
Vested at March 31, 2018	10,000	$25.60	3.13	$—
There were no options granted during the three months ended March 31, 2018 or 2017. The outstanding stock options have contractual terms of ten years and will expire in 2021.

(Back to Index)

(Back to Index)

RESOURCE CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
MARCH 31, 2018
(unaudited)

The components of equity compensation expense for the periods presented are as follows (in thousands):

	For the Three Months Ended
	March 31,
	2018	2017
Restricted shares granted to non-employees (1)	$895	$715
Restricted shares granted to non-employee directors	72	73
Total equity compensation expense (2)	$967	$788

(1)	Non-employees are employees of C-III or Resource America.

(2)
Amounts exclude equity compensation expense for employees of PCM, which is included in net income (loss) from discontinued operations, net of tax on the consolidated statement of operations during the three months ended March 31, 2017.

Under the Company's Third Amended and Restated Management Agreement ("Management Agreement"), incentive compensation is paid quarterly. Up to 75% of the incentive compensation is paid in cash and at least 25% is paid in the form of an award of common stock, recorded in management fee on the consolidated statements of operations. The Manager received no incentive management fee for the three months ended March 31, 2018 or 2017.
All equity awards, apart from incentive compensation under the Management Agreement, are discretionary in nature and subject to approval by the compensation committee of the Company's Board.
NOTE 13 - EARNINGS PER SHARE
The following table presents a reconciliation of basic and diluted (losses) earnings per share for the periods presented as follows (in thousands, except share and per share amounts):

	For the Three Months Ended
	March 31,
	2018	2017
Net (loss) income from continuing operations	$(137)	$9,174
Net income allocated to preferred shares	(5,210)	(6,014)
Consideration paid in excess of carrying value of preferred shares	(7,482)	—
Net loss allocable to non-controlling interest, net of taxes	—	101
Net (loss) income from continuing operations allocable to common shares	(12,829)	3,261
Net income (loss) from discontinued operations, net of tax	247	(561)
Net (loss) income allocable to common shares	$(12,582)	$2,700

Net (loss) income per common share - basic:
Weighted average number of shares outstanding	31,111,315	30,752,006
Continuing operations	$(0.41)	$0.11
Discontinued operations	0.01	(0.02)
Net (loss) income per common share - basic	$(0.40)	$0.09

Net (loss) income per common share - diluted:
Weighted average number of shares outstanding	31,111,315	30,752,006
Additional shares due to assumed conversion of dilutive instruments	—	162,142
Adjusted weighted-average number of common shares outstanding	31,111,315	30,914,148
Continuing operations	$(0.41)	$0.11
Discontinued operations	0.01	(0.02)
Net (loss) income per common share - diluted	$(0.40)	$0.09

Potentially dilutive shares excluded from calculation due to anti-dilutive effect (1)	14,885,289	9,002,864

(1)
Potentially dilutive shares issuable in connection with the potential conversion of the Company's 4.50% convertible senior notes due 2022 ("4.50% Convertible Senior Notes"), 6.00% convertible senior notes due 2018 ("6.00% Convertible Senior Notes") and 8.00% convertible senior notes due 2020 ("8.00% Convertible Senior Notes") (see Note 10) were not included in the calculation of diluted net income (loss) per share because the effect would be anti-dilutive.

(Back to Index)

(Back to Index)

RESOURCE CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
MARCH 31, 2018
(unaudited)

NOTE 14 - ACCUMULATED OTHER COMPREHENSIVE INCOME
The following table presents the changes in each component of accumulated other comprehensive income for the three months ended March 31, 2018 (in thousands):

	Net Unrealized Gain on Derivatives	Net Unrealized Gain (Loss) on Investment Securities Available-for-Sale	Accumulated Other Comprehensive Income (Loss)
Balance at January 1, 2018	$602	$695	$1,297
Other comprehensive income (loss) before reclassifications (net of taxes of $27)	1,149	(1,509)	(360)
Amounts reclassified from accumulated other comprehensive income (1)	—	217	217
Balance at March 31, 2018	$1,751	$(597)	$1,154

(1)
Amounts reclassified from accumulated other comprehensive income are reclassified to net realized and unrealized (loss) gain on investment securities available-for-sale and loans and derivatives on the Company's consolidated statements of operations.

NOTE 15 - RELATED PARTY TRANSACTIONS
Relationship with C-III and Certain of its Subsidiaries.  In September 2016, Resource America was acquired by C-III, a leading CRE investment management and services company engaged in a broad range of activities, including primary and special loan servicing, loan origination, fund management, CDO management, principal investment, zoning due diligence, investment sales and multifamily property management. C-III is indirectly controlled and partially owned by Island Capital Group ("Island Capital"), of which Andrew L. Farkas, Chairman of the Company, is the managing member. Mr. Farkas is also chairman and chief executive officer of C-III. In addition, Robert C. Lieber, the Company's Chief Executive Officer, is an executive managing director of both C-III and Island Capital. Matthew J. Stern, the Company's President, is a senior managing director of both C-III and Island Capital. Jeffrey P. Cohen, who is a member of the Company's Board, is an executive managing director of C-III and president of Island Capital. Those officers and the Company's other executive officers are also officers of the Company's Manager, Resource America, C-III and affiliates of those companies. At March 31, 2018, C-III indirectly beneficially owned 766,718, or 2.4%, of the Company's outstanding common shares.
The Company has entered into a Management Agreement under which the Company's Manager receives substantial fees. For the three months ended March 31, 2018 and 2017, the Manager earned base management fees of approximately $2.8 million and $2.6 million, respectively. No incentive management fees were earned for the three months ended March 31, 2018 and 2017. At March 31, 2018 and December 31, 2017, the Company was indebted to the Manager for $938,000 and $1.0 million, respectively, for base management fees.  The Manager and its affiliates provide the Company with a Chief Financial Officer and a sufficient number of additional accounting, finance, tax and investor relations professionals. The Company reimburses the Manager's and its affiliates' expenses for (a) the wages, salaries and benefits of the Chief Financial Officer, (b) a portion of the wages, salaries and benefits of accounting, finance, tax and investor relations professionals, in proportion to such personnel's percentage of time allocated to the Company's operations, and (c) personnel principally devoted to the Company's ancillary operating subsidiaries. The Company also reimburses out-of-pocket expenses and certain other costs incurred by the Manager and its affiliates that relate directly to the Company's operations. For the three months ended March 31, 2018 and 2017, the Company reimbursed the Manager $459,000 and $1.8 million, respectively, for all such compensation and costs. At March 31, 2018 and December 31, 2017, the Company had payables to Resource America and its subsidiaries pursuant to the management agreement aggregating approximately $1.0 million and $629,000, respectively. The Company's base management fee payable and expense reimbursements payable are recorded in management fee payable and accounts payable and other liabilities on the consolidated balance sheets, respectively.
At March 31, 2018, the Company retained equity in six securitizations, which were structured for the Company by the Manager, although three of the securitizations had been substantially liquidated as of March 31, 2018.  Under the Management Agreement, the Manager was not separately compensated by the Company for executing these transactions and is not separately compensated for managing the securitization entities and their assets.
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

(Back to Index)

(Back to Index)

RESOURCE CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
MARCH 31, 2018
(unaudited)

Relationship with LEAF Commercial Capital. LEAF Commercial Capital, Inc. ("LCC"), a former subsidiary of Resource America in which the Company owned a minority interest, originated and managed equipment leases and notes on behalf of the Company. In November 2011, the Company, together with LEAF Financial (which is a subsidiary of Resource America) and LCC, entered into a securities purchase agreement with Eos Partners, L.P. and certain of its affiliates (see Note 3). The Company's resulting interests in LCC were accounted for under the equity method and recorded in equity in earnings of unconsolidated entities on the consolidated statements of operations. For the three months ended March 31, 2018, the Company recorded no income in respect of the Company's equity interests in LCC. For the three months ended March 31, 2017, the Company recorded income of $165,000 in respect of the Company's equity interests in LCC. In July 2017, the Company sold its equity interests in LCC and received cash proceeds of $84.3 million and, as a result, LCC is no longer considered a related party.
Relationship with CVC Credit Partners. In April 2012, ACM, a former subsidiary of Resource America, was sold to CVC Credit Partners, a joint venture entity in which Resource America indirectly owned a 24% interest through August 2017. CVC Credit Partners managed externally originated syndicated corporate loans on the Company's behalf.  In February 2011, one of the Company's subsidiaries purchased 100% of the ownership interests in Churchill Pacific Asset Management LLC ("CPAM") from Churchill Financial Holdings LLC for $22.5 million.  CPAM subsequently changed its name to RCAM. Through RCAM, the Company was entitled to collect senior, subordinated and incentive fees related to five CLOs holding approximately $1.9 billion in assets managed by RCAM.  RCAM was assisted by CVC Credit Partners in managing these CLOs.  CVC Credit Partners was entitled to 10% of all subordinated fees and 50% of the incentive fees received by RCAM.  For the three months ended March 31, 2018, CVC Credit Partners earned no subordinated or incentive fees. For the three months ended March 31, 2017, CVC Credit Partners earned subordinated and incentive fees totaling $567,000. In October 2012, the Company purchased 66.6% of the preferred equity in one of the RCAM-managed CLOs. In May 2013, the Company purchased additional equity in this CLO, increasing its ownership percentage to 68.3%. The CLOs were liquidated in February 2013, January 2016, September 2016 and February 2017, respectively. The Company recorded no impairment on the related intangible assets of these CLOs during the three months ended March 31, 2018, and it recorded $177,000 of impairment during the three months ended March 31, 2017. At March 31, 2018, the Company no longer had any investment in RCAM. C-III sold its interest in CVC Credit Partners in August 2017, and, as a result, CVC Credit Partners is no longer considered a related party of the Company.
Relationship with LTCC Funding. The Company also reimbursed Resource America for additional costs incurred related to the Company's life care business, LTCC Funding, established for the purpose of investing in life settlement contracts. The transaction, authorized by the Board in December 2012, provided for an annual reimbursement of $550,000, with a two-year term. In March 2015 and December 2015, the Board authorized the annual reimbursements of $550,000 for fiscal years 2015 and 2016, and in December 2016 the Board authorized a reduced reimbursement of $250,000 for fiscal year 2017. At December 31, 2017, the Company was indebted to Resource America for $63,000, which was paid in January 2018. The annual reimbursement was not renewed for fiscal year 2018.
Relationship with Resource Real Estate, LLC. Resource Real Estate, LLC ("Resource Real Estate"), an indirect wholly-owned subsidiary of Resource America and C-III, originates, finances and manages the Company's CRE loan portfolio.  The Company reimburses Resource Real Estate for loan origination costs associated with all loans originated.  At March 31, 2018 and December 31, 2017, the Company had receivables from Resource Real Estate for loan deposits of $365,000 and $185,000, respectively.

(Back to Index)

(Back to Index)

RESOURCE CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
MARCH 31, 2018
(unaudited)

The Company has executed the following five real estate securitization transactions, which provide financing for CRE loans: (i) RCC CRE Notes 2013, a $307.8 million securitization that closed in December 2013; (ii) RCC 2014-CRE2, a $353.9 million securitization that closed in July 2014; (iii) RCC 2015-CRE3, a $346.2 million securitization that closed in February 2015; (iv) RCC 2015-CRE4, a $312.9 million securitization that closed in August 2015; and (v) RCC 2017-CRE5, a $376.7 million securitization that closed in July 2017. Resource Real Estate serves as special servicer for each securitization. With respect to each specially serviced mortgage loan, Resource Real Estate receives an amount equal to the product of (a) the special servicing fee rate, 0.25% per annum, multiplied by (b) the outstanding principal balance of such specially serviced mortgage loan. The servicing fee is payable monthly, on an asset-by-asset basis. C3AM serves as the primary servicer for RCC 2017-CRE5 and receives an amount equal to the product of (a) the servicing fee rate, 0.05% per annum, multiplied by (b) the outstanding principal balance of each mortgage loan. The servicing fee is payable monthly, on an asset-by-asset basis. During the three months ended March 31, 2018, C3AM earned approximately $50,000. The Company was indebted to C3AM for approximately $15,000 at March 31, 2018. The Company has utilized the brokerage services of Resource Securities, LLC ("Resource Securities"), an indirect wholly-owned broker-dealer subsidiary of Resource America, on a limited basis to sell some of the securities of the Company's securitizations. The Company paid Resource Securities placement agent fees in connection with the first four securitizaions as follows: $205,000, $175,000, $100,000 and $85,000, respectively. No placement agency fees were paid to Resource Securities in connection with the RCC 2017-CRE5 securitization. In December 2016 and August 2017, RCC CRE Notes 2013 and RCC 2014-CRE2, respectively, were liquidated and, as a result, the remaining assets were returned to RCC Real Estate in exchange for the Company's preference shares and equity notes in those securitizations.
Relationship with C-III Commercial Mortgage and C-III Asset Management. In October 2017, the Company acquired the BB-rated, B-rated and non-rated bonds of the C40 securitization sponsored by Wells Fargo. C3AM serves as the special servicer for the securitization, and C-III Commercial Mortgage LLC contributed loans amounting to 10.2% of the total collateral pool value to the securitization. No special servicing fees were paid to C3AM by that securitization entity during the three months ended March 31, 2018.
Relationship with RCM Global. In July 2014, the Company formed RCM Global Manager to invest in RCM Global, an entity formed to hold a portfolio of structured product securities. The Company contributed $15.0 million for a 63.8% membership interest in RCM Global. At March 31, 2018, the Company's ownership interest in RCM Global was 63.8%, and the remainder was owned by subsidiaries and certain current and former employees of Resource America. For the three months ended March 31, 2018 and 2017, the Company recorded earnings of $13,000 and losses of $4,000, respectively, which were recorded in equity in (losses) earnings of unconsolidated entitites on the consolidated statements of operations.
Relationship with Pelium Capital. In September 2014, the Company contributed $17.5 million to Pelium Capital for an initial ownership interest of 80.4%. Pelium Capital is a specialized credit opportunity fund managed by an indirect wholly-owned subsidiary of C-III. The Company funded its final commitment of $2.5 million in February 2015. The Company received 10% of the carried interest in the partnership. Resource America contributed securities valued at $2.8 million upon the formation of Pelium Capital. For the three months ended March 31, 2018 and 2017, the Company recorded losses of $305,000 and $158,000, respectively, which were recorded in equity in (losses) earnings of unconsolidated entities on the consolidated statements of operations. During the three months ended March 31, 2018, the Company received proceeds of $5.6 million as a result of the partial liquidation of Pelium Capital's investments. During the year ended December 31, 2017, the Company received proceeds of $13.6 million as a result of the partial liquidation of Pelium Capital's investments. The Company's investment balances in Pelium Capital were $4.7 million and $10.5 million at March 31, 2018 and December 31, 2017, respectively. The Company held an 80.2% interest in Pelium Capital at March 31, 2018.

(Back to Index)

(Back to Index)

RESOURCE CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
MARCH 31, 2018
(unaudited)

Relationship with Pearlmark Mezzanine Realty Partners IV. In June 2015, the Company committed to invest up to $50.0 million in Pearlmark Mezz, a Delaware limited partnership. The investment advisor of Pearlmark Mezz is Pearlmark Real Estate LLC ("Pearlmark Manager"), which was 50% owned by Resource America. The Company paid Pearlmark Manager management fees of 1.0% on its unfunded committed capital and 1.5% on its invested capital. The Company was entitled to a management fee rebate of 25% for the first year of the fund, which ended on June 2016. Resource America had agreed that it would credit any such fees paid by the Company to Pearlmark Manager against the base management fee that the Company pays to the Manager. In May 2017, the Company sold its equity interest in Pearlmark Mezz for proceeds of $16.2 million, and, as a result, ceased to have any further investment in or commitment to Pearlmark Mezz. As a result, Pearlmark Mezz is no longer considered a related party.
NOTE 16 - DISTRIBUTIONS
For the quarters ended March 31, 2018 and 2017, the Company declared and subsequently paid dividends of $0.05 per common share.
In order to qualify as a REIT, the Company must currently distribute at least 90% of its taxable income.  In addition, the Company must distribute 100% of its taxable income in order to not be subject to corporate federal income taxes on retained income.  The Company anticipates it will distribute substantially all of its taxable income to its stockholders.  Because taxable income differs from cash flow from operations due to non-cash revenues or expenses (such as provisions for loan and lease losses and depreciation), in certain circumstances the Company may generate operating cash flow in excess of its distributions or, alternatively, may be required to borrow funds to make sufficient distribution payments.
The Company's 2018 dividends are, and will be, determined by the Company's Board, which will also consider the composition of any dividends declared, including the option of paying a portion in cash and the balance in additional shares of common stock.
The following tables present dividends declared (on a per share basis) for the three months ended March 31, 2018 and year ended December 31, 2017 (and for the period from January 1, 2018 through March 26, 2018 with respect to the Company's Series B Preferred Stock):

	Common Stock
	Date Paid	Total Dividend Paid	Dividend Per Share
		(in thousands)
2018
March 31	April 27	$1,584	$0.05

2017
March 31	April 27	$1,568	$0.05
June 30	July 28	$1,567	$0.05
September 30	October 27	$1,566	$0.05
December 31	January 26, 2018	$1,572	$0.05

(Back to Index)

(Back to Index)

RESOURCE CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
MARCH 31, 2018
(unaudited)

	Series A Preferred Stock			Series B Preferred Stock			Series C Preferred Stock
	Date Paid	Total Dividend Paid	Dividend Per Share	Date Paid	Total Dividend Paid	Dividend Per Share	Date Paid	Total Dividend Paid	Dividend Per Share
		(in thousands)			(in thousands)			(in thousands)
2018
March 26	N/A	N/A	N/A	March 26	$1,480	$0.320830	N/A	N/A	N/A
March 31	N/A	N/A	N/A	N/A	N/A	N/A	April 30	$2,588	$0.539063

2017
March 31	May 1	$568	$0.531250	May 1	$2,859	$0.515625	May 1	$2,588	$0.539063
June 30	July 31	$568	$0.531250	July 31	$2,859	$0.515625	July 31	$2,588	$0.539063
September 30	October 30	$568	$0.531250	October 30	$2,859	$0.515625	October 30	$2,588	$0.539063
December 31	January 30, 2018	$568	$0.531250	January 30, 2018	$2,859	$0.515625	January 30, 2018	$2,588	$0.539063
NOTE 17 - FAIR VALUE OF FINANCIAL INSTRUMENTS
The following table presents the Company's financial instruments carried at fair value on a recurring basis based upon the fair value hierarchy (in thousands):

	Level 1	Level 2	Level 3	Total
At March 31, 2018:
Assets:
Investment securities available-for-sale	$—	$—	$250,746	$250,746
Investment securities, trading	—	—	164	164
Derivatives	—	1,751	—	1,751
Total assets at fair value	$—	$1,751	$250,910	$252,661

At December 31, 2017:
Assets:
Investment securities available-for-sale	$—	$—	$211,737	$211,737
Investment securities, trading	—	—	178	178
Loans held for sale	—	—	13	13
Derivatives	—	602	—	602
Total assets at fair value	$—	$602	$211,928	$212,530

Liabilities:
Derivatives	$—	$76	$—	$76
Total liabilities at fair value	$—	$76	$—	$76
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

(Back to Index)

(Back to Index)

RESOURCE CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
MARCH 31, 2018
(unaudited)

The following table presents additional information about the Company's assets that are measured at fair value on a recurring basis for which the Company has utilized Level 3 inputs (in thousands, except amount in footnote):

	CMBS	ABS	Structured Notes	Loans Held for Sale	Total
Balance, January 1, 2018	$211,579	$158	$178	$13	$211,928
Included in earnings (1)	639	(217)	(3)	7	426
Purchases	43,275	—	—	—	43,275
Sales	—	(48)	(11)	—	(59)
Paydowns	(3,379)	—	—	(20)	(3,399)
Capitalized interest	—	7	—	—	7
Included in OCI	(1,368)	100	—	—	(1,268)
Balance, March 31, 2018	$250,746	$—	$164	$—	$250,910

(1)
For loans held for sale classified as Level 3 at March 31, 2018, the Company recorded changes in unrealized gains of $7,000 for the three months ended March 31, 2018, in fair value adjustments on assets held for sale on the consolidated statements of operations.

Legacy CRE whole loans are measured at fair value on a nonrecurring basis. To determine fair value of the legacy CRE whole loans, the Company primarily uses appraisals obtained from third-parties as a practical expedient. The Company may also use the present value of estimated cash flows, market price, if available, or other determinants of the fair value of the collateral less estimated disposition costs. During the three months ended March 31, 2018, a loss of $4.7 million was recorded on one legacy CRE whole loan, which included protective advances of $172,000, to adjust the loan to its average value, equal to $18.0 million at March 31, 2018, of two appraisals. The loan had a carrying value of $22.5 million at December 31, 2017. The capitalization rates used in the updated appraisals were 9.25% and 9.75% at March 31, 2018.
The Company is required to disclose the fair value of financial instruments for which it is practicable to estimate that value.  The fair values of the Company's short-term financial instruments such as cash and cash equivalents, restricted cash, accrued interest receivable, principal paydowns receivable, accrued interest payable and distributions payable approximate their carrying values on the consolidated balance sheets.  The fair values of the Company's investment securities, trading are reported in Note 7.  The fair values of the Company's investment securities available-for-sale are reported in Note 8.  The fair values of the Company's loans held for sale are reported in Note 5. The fair values of the Company's derivative instruments are reported in Note 18.
The fair values of the Company's loans held for investment are measured by discounting the expected future cash flows using the current interest rates at which similar loans would be made to borrowers with similar credit ratings and for the same remaining maturities. Fair values of loans with variable interest rates are expected to approximate fair value. Fair values of loans with fixed rates are calculated using the net present values of future cash flows, discounted at market rates. The Company's CRE loans have interest rates from 5.19% to 8.00% and 5.06% to 7.63% at March 31, 2018 and December 31, 2017, respectively.
The fair value of the Company's preferred equity investment is measured by discounting the expected cash flows using the future expected coupon rates. The Company's preferred equity investment is discounted at a rate of 12.78%.
Senior notes in CRE securitizations are valued using dealer quotes, typically sourced from the dealer who underwrote the applicable CRE securitization.
The fair values of the junior subordinated notes RCT I and RCT II are estimated by using a discounted cash flow model with discount rates of 11.34% and 11.34%, respectively.
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
MARCH 31, 2018
(unaudited)

The fair values of the Company's remaining financial instruments that are not reported at fair value on the consolidated balance sheets are reported in the following table (in thousands):

		Fair Value Measurements
	Carrying Amount	Fair Value	Quoted Prices in Active Markets for Identical Assets of Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
At March 31, 2018:
Assets:
Loans held for investment	$1,357,991	$1,367,253	$—	$—	$1,367,253
CRE preferred equity investment	$19,008	$19,200	$—	$—	$19,200
Legacy CRE whole loans held for sale	$57,341	$58,341	$—	$—	$58,341

Liabilities:
Senior notes in CRE securitizations	$298,971	$302,188	$—	$—	$302,188
Junior subordinated notes	$51,548	$28,584	$—	$—	$28,584
Convertible notes	$218,421	$235,385	$—	$—	$235,385
Repurchase agreements	$653,446	$654,436	$—	$—	$654,436

At December 31, 2017:
Assets:
Loans held for investment	$1,284,822	$1,294,664	$—	$—	$1,294,664
Legacy CRE whole loans held for sale	$61,841	$62,841	$—	$—	$62,841

Liabilities:
Senior notes in CRE securitizations	$416,655	$420,084	$—	$—	$420,084
Junior subordinated notes	$51,548	$26,574	$—	$—	$26,574
Convertible notes	$217,365	$235,385	$—	$—	$235,385
Repurchase agreements	$477,917	$479,383	$—	$—	$479,383
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
MARCH 31, 2018
(unaudited)

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
At March 31, 2018 and December 31, 2017, the Company had eight and seven, respectively, interest rate swap contracts outstanding whereby the Company paid a weighted average fixed rate of 2.13% and 2.08%, respectively, and received a variable rate equal to one-month LIBOR. The aggregate notional amount of these contracts was $44.6 million and $41.8 million at March 31, 2018 and December 31, 2017, respectively.  The counterparty for the Company's designated interest rate hedge contracts at March 31, 2018 and December 31, 2017 was Wells Fargo.
 The estimated fair value of the Company's assets related to interest rate swaps was $1.8 million and $602,000 at March 31, 2018 and December 31, 2017, respectively.  The Company had aggregate unrealized gains of $1.8 million and $602,000 on the interest rate swaps at March 31, 2018 and December 31, 2017, respectively, which are recorded in accumulated other comprehensive income on the consolidated balance sheets.
The Company incurred interest expense of $18,000 during the three months ended March 31, 2017, to fully amortize the remaining accumulated other comprehensive (loss) on a swap agreement that was terminated in April 2016. There was no interest expense for the three months ended March 31, 2018 relating to amortization of accumulated other comprehensive income (loss) for terminated swap agreements.
The Company had a master netting agreement with Wells Fargo at March 31, 2018. Regulations promulgated under the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 mandate that the Company clear certain new interest rate swap transactions through a central counterparty. Transactions that are centrally cleared result in the Company facing a clearing house, rather than a swap dealer, as counterparty.  Central clearing requires the Company to post collateral in the form of initial and variation margin to satisfy potential future obligations.  At March 31, 2018 and December 31, 2017, respectively, the Company had centrally cleared interest rate swap contracts with a fair value in an asset position of $1.8 million and $602,000, respectively.
The Company was also exposed to foreign currency exchange rate risk, a form of risk that arises from the change in price of one currency against another. However, substantially all of the Company's revenues were transacted in U.S. dollars. To address this market risk, the Company generally hedged foreign currency-denominated exposures (typically investments in debt instruments, including forecasted principal and interest payments) with foreign currency forward contracts. The Company classified these hedges as fair value hedges, which are hedges that mitigated the risk of changes in the fair values of assets, liabilities, and certain types of firm commitments. The Company recorded changes in fair value of derivatives designated and effective as fair value hedges in earnings offset by corresponding changes in the fair values of the hedged items. As of March 31, 2018, the Company held no foreign currency forward contracts.
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
MARCH 31, 2018
(unaudited)

The following tables present the fair value of the Company's derivative financial instruments as well as their classification on the Company's consolidated balance sheets and on the consolidated statements of operations for the periods presented:
Fair Value of Derivative Instruments at March 31, 2018 (in thousands)

	Asset Derivatives
	Notional Amount	Consolidated Balance Sheets Location	Fair Value
Interest rate swap contracts, hedging (1)	$44,570	Derivatives, at fair value	$1,751

	Liability Derivatives
	Notional Amount	Consolidated Balance Sheets Location	Fair Value
Interest rate swap contracts, hedging	$44,570	Accumulated other comprehensive income	$1,751

(1)	Interest rate swap contracts are accounted for as cash flow hedges.
Fair Value of Derivative Instruments at December 31, 2017 (in thousands, except amount in footnotes)

	Asset Derivatives
	Notional Amount	Consolidated Balance Sheets Location	Fair Value
Interest rate swap contracts, hedging (1)	$41,750	Derivatives, at fair value	$602

	Liability Derivatives
	Notional Amount	Consolidated Balance Sheets Location	Fair Value
Forward contracts - foreign currency, hedging (2)(3)	$3,602	Derivatives, at fair value	$76
Interest rate swap contracts, hedging	$41,750	Accumulated other comprehensive income	$602

(1)	Interest rate swap contracts are accounted for as cash flow hedges.

(2)	Foreign currency forward contracts are accounted for as fair value hedges.

(3)
Notional amount is presented on a currency converted basis. The base currency notional amount of the Company's foreign currency hedging forward contracts in a liability position was €3.0 million at December 31, 2017.

The Effect of Derivative Instruments on the Consolidated Statements of Operations for the
Three Months Ended March 31, 2018 (in thousands)

	Derivatives
	Consolidated Statements of Operations Location	Realized and Unrealized Gain (Loss) (1)
Interest rate swap contracts, hedging	Interest expense	$(50)

(1)	Negative values indicate a decrease to the associated consolidated statements of operations line items.
The Effect of Derivative Instruments on the Consolidated Statements of Operations for the
Three Months Ended March 31, 2017 (in thousands)

	Derivatives
	Consolidated Statements of Operations Location	Realized and Unrealized Gain (Loss) (1)
Interest rate swap contracts, hedging	Interest expense	$(18)
Forward contracts - foreign currency, hedging	Net realized and unrealized (loss) gain on investment securities available-for-sale and loans and derivatives	$(195)

(1)	Negative values indicate a decrease to the associated consolidated statements of operations line items.

(Back to Index)

(Back to Index)

RESOURCE CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
MARCH 31, 2018
(unaudited)

NOTE 19 - OFFSETTING OF FINANCIAL ASSETS AND LIABILITIES
The following table presents a summary of the Company's offsetting of derivative assets (in thousands, except amounts in footnotes):

				(iv) Gross Amounts Not Offset on the Consolidated Balance Sheets
	(i) Gross Amounts of Recognized Assets	(ii) Gross Amounts Offset on the Consolidated Balance Sheets	(iii) = (i) - (ii) Net Amounts of Assets Included on the Consolidated Balance Sheets	Financial Instruments	Cash Collateral Pledged	(v) = (iii) - (iv) Net Amount
At March 31, 2018:
Derivatives, at fair value (1)	$1,751	$—	$1,751	$—	$—	$1,751

At December 31, 2017:
Derivatives, at fair value (1)	$602	$—	$602	$—	$—	$602

(1)	The Company posted cash margin of $13,000 and $1.9 million related to interest rate swap contracts entered into at March 31, 2018 and December 31, 2017, respectively.
The following table presents a summary of the Company's offsetting of financial liabilities and derivative liabilities (in thousands, except amounts in footnotes):

				(iv) Gross Amounts Not Offset on the Consolidated Balance Sheets
	(i) Gross Amounts of Recognized Liabilities	(ii) Gross Amounts Offset on the Consolidated Balance Sheets	(iii) = (i) - (ii) Net Amounts of Liabilities Included on the Consolidated Balance Sheets	Financial Instruments (1)	Cash Collateral Pledged	(v) = (iii) - (iv) Net Amount
At March 31, 2018:
Repurchase agreements and term facilities (2)	$653,446	$—	$653,446	$653,446	$—	$—
Total	$653,446	$—	$653,446	$653,446	$—	$—

At December 31, 2017:
Derivatives, at fair value	$76	$—	$76	$—	$—	$76
Repurchase agreements and term facilities (2)	477,917	—	477,917	477,917	—	—
Total	$477,993	$—	$477,993	$477,917	$—	$76

(1)	Amounts represent financial instruments pledged that are available to be offset against liability balances associated with term facilities, repurchase agreements and derivative transactions.

(2)
The combined fair value of securities and loans pledged against the Company's various repurchase agreements and term facilities was $1.1 billion and $816.1 million at March 31, 2018 and December 31, 2017, respectively.

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

(Back to Index)

(Back to Index)

RESOURCE CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
MARCH 31, 2018
(unaudited)

NOTE 20 - COMMITMENTS AND CONTINGENCIES
The Company may become involved in litigation on various matters due to the nature of the Company's business activities. The resolution of these matters may result in adverse judgments, fines, penalties, injunctions and other relief against the Company as well as monetary payments or other agreements and obligations. In addition, the Company may enter into settlements on certain matters in order to avoid the additional costs of engaging in litigation. Except as discussed below, the Company is unaware of any contingencies arising from such litigation that would require accrual or disclosure in the consolidated financial statements at March 31, 2018.
Open Litigation Matters
Six separate shareholder derivative suits (the "New York State Actions") purporting to assert claims on behalf of the Company were filed in the Supreme Court of New York on the following dates: December 2015 (the "Reaves Action"), February 2017 (the "Caito Action"), March 2017 (the "Simpson Action"), March 2017 (the "Heckel Action"), May 2017 (the "Schwartz Action") and August 2017 (the "Greff Action"). Plaintiffs in the Schwartz Action and Greff Action made demands on the Company's Board before filing suit, but plaintiffs in the Reaves Action, Caito Action, Simpson Action and Heckel Action did not. All of the shareholder derivative suits are substantially similar and allege that certain of the Company's current and former officers and directors breached their fiduciary duties, wasted corporate assets and/or were unjustly enriched. Certain complaints assert additional claims against the Manager and Resource America for unjust enrichment based on allegations that the Manager received excessive management fees from the Company. In June 2017, the Court stayed the Reaves Action, Caito Action, Simpson Action and Heckel Action (collectively, the "New York State Demand Futile Actions") in favor of the federal shareholder derivative litigation described below. The Company's time to respond to the complaints in the Schwartz Action and Greff Action is presently stayed by stipulation of the parties. The Company believes that the plaintiffs in each of the New York State Actions lack standing to assert claims derivatively on its behalf, and it intends to seek the dismissal of any New York State Action as to which the stay is lifted.
Four separate shareholder derivative suits purporting to assert claims on behalf of the Company were filed in the United States District Court for the Southern District of New York (the "Court") on the following dates by shareholders who declined to make a demand on the Board prior to filing suit: January 2017 (the "Greenberg Action"), January 2017 (the "Canoles Action"), January 2017 (the "DeCaro Action") and April 2017 (the "Gehan Action"). In May 2017, the Court consolidated the Greenberg Action, Canoles Action, DeCaro Action and Gehan Action as the "Federal Demand Futile Actions" and, in July 2017, appointed lead counsel and directed that a consolidated complaint be filed. Following consolidation, the plaintiffs in the Canoles Action and Gehan Action voluntarily dismissed their suits. The consolidated complaint in the Federal Demand Futile Actions, filed in August 2017, alleged claims for breach of fiduciary duty, corporate waste, unjust enrichment and violations of Section 14(a) of the Securities Exchange Act of 1934, as amended. In April 2018, the consolidated complaint in the Federal Demand Futile Actions was dismissed but such dismissal currently on appeal.
Three additional shareholder derivative suits purporting to assert claims on behalf of the Company were filed in the United States District Court for the Southern District of New York on the following dates by shareholders who served demands on the Board to bring litigation and allege that their demands were wrongfully refused: February 2017 (the "McKinney Action"), March 2017 (the "Sherek/Speigel Action") and April 2017 (the "Sebenoler Action"). In May 2017, the Court consolidated the McKinney Action, Sherek/Speigel Action and Sebenoler Action as the "Federal Demand Refused Actions." A consolidated complaint was filed on June 30, 2017, alleging claims for breach of fiduciary duty, unjust enrichment and violations of Section 14(a) of the Securities Exchange Act of 1934, as amended. The consolidated complaint in the Federal Demand Refused Actions was dismissed in February 2018 but such dismissal is currently on appeal.
In August 2017, Robert Canoles filed a shareholder derivative suit in Maryland Circuit Court against certain of the Company's current and former officers and directors, as well as the Manager and Resource America (the "Canoles Action"). Mr. Canoles had previously filed his suit in the United States District Court for the Southern District of New York, but voluntarily dismissed that action after the Court declined to appoint his counsel as lead counsel in the Federal Demand Futile Actions. The complaint in the Canoles Action, as amended in October 2017, asserts a variety of claims, including claims for breach of fiduciary duty, unjust enrichment and corporate waste, which are based on allegations substantially similar to those at issue in the Federal Demand Futile Actions. The Canoles Action was stayed by the Maryland Circuit Court in favor of the federal shareholder litigation described above. The Company believes that Canoles lacks standing to assert claims derivatively on its behalf and intends to seek the dismissal of the Canoles Action on that basis if the stay is lifted.

(Back to Index)

(Back to Index)

RESOURCE CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
MARCH 31, 2018
(unaudited)

In September 2017, Michael Hafkey filed a shareholder derivative suit in the United States District Court for the District of Maryland against certain of the Company's former officers and directors and the Manager (the "Hafkey Action"). The complaint asserts a breach of fiduciary duty claim that is substantially similar to the claims at issue in the Federal Demand Refused Actions. Mr. Hafkey previously made a demand on the Board to investigate this claim, which was ultimately denied. The Company believes that Hafkey's claim that his demand to bring litigation was wrongfully refused is without merit and that Hafkey consequently lacks standing to assert claims derivatively on the Company's behalf. The Company filed a motion to stay the Hafkey Action in favor of the duplicative Federal Demand Futile Actions, which is pending.
The Company had a general litigation reserve of $2.2 million, including estimated legal costs, for amounts in excess of its insurance coverage at both March 31, 2018 and December 31, 2017.
PCM is subject to litigation related to claims for repurchases or indemnifications on loans that PCM has sold to third parties. At March 31, 2018, no such litigation demands were outstanding. At December 31, 2017 such litigation demands totaled approximately $6.5 million. Such litigation demands are included in the reserve for mortgage repurchases and indemnifications that totaled $1.7 million and $5.7 million at March 31, 2018 and December 31, 2017, respectively. The reserves for mortgage repurchases and indemnifications are included in liabilities held for sale on the consolidated balance sheets.
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
On November 22, 2017, the Plaintiff's motion for class certification was granted in Levin v. Resource Capital Corp. (the "Levin Action"), a previously disclosed securities litigation against the Company and certain of its current and former officers that is pending in the United States District Court for the Southern District of New York. On February 5, 2018, the Company entered into a stipulation and agreement of settlement (the "Settlement"), which received preliminary approval from the Court in April 2018, that is intended to settle all claims asserted in the action on behalf of the certified class, which consists, with specified exceptions, of all persons who purchased the Company's common stock, Series B Preferred Stock or Series C Preferred Stock between October 31, 2012 and August 5, 2015. Under the terms of the proposed Settlement, which has been filed publicly with the Court, a payment of $9.5 million would be made to settle the litigation. The settlement payment would be funded principally by insurance coverage, and the Company does not anticipate that the Settlement would have a material adverse impact on its financial condition. In exchange for the settlement consideration, the Company and the individual defendants in the Levin Action (and certain related parties) would be released from all claims that have been or could have been asserted in the case by class members (and certain related parties), excluding persons who opt out of the Settlement, as further described in the stipulation and agreement of settlement filed with the Court. The proposed Settlement contains no admission of misconduct by the Company or any of the individual defendants and expressly acknowledges that the Company and the individual defendants deny all allegations of wrongdoing and maintain that it and they have at all times acted in good faith and in compliance with the law. The proposed Settlement is subject to, among other conditions, final court approval. Further, the Company has the right to terminate the Settlement under certain conditions, including if a specified number of class members timely and validly requesting exclusion from the class. There can be no assurance that the proposed Settlement will be finalized and approved, and the actual outcome of this matter may differ materially from the terms of the proposed Settlement described herein.
Other Contingencies
In May 2017, the Company received proceeds of $16.2 million from the sale of its equity interest in Pearlmark Mezz, an unconsolidated entity. As part of the sale of Pearlmark Mezz, the Company entered into an indemnification agreement whereby the Company indemnified the purchaser against realized losses of up to $4.3 million on the Kingsway mezzanine loan until the final maturity date in 2020. At March 31, 2018, the Company has a contingent liability, reported in accounts payable and other liabilities on its consolidated balance sheets, of $703,000 outstanding as a reserve for probable losses on the indemnification. No reserve for probable losses was recorded during the three months ended March 31, 2018.

(Back to Index)

(Back to Index)

RESOURCE CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
MARCH 31, 2018
(unaudited)

PCM is subject to additional claims for repurchases or indemnifications on loans that PCM has sold to investors. At March 31, 2018 and December 31, 2017, outstanding demands for indemnification, repurchase or make whole payments totaled $3.3 million and $3.3 million, respectively. The Company's estimated exposure for such outstanding claims as well as unasserted claims, is included in its reserve for mortgage repurchases and indemnifications.
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
NOTE 21 - DISCONTINUED OPERATIONS AND ASSETS AND LIABILITIES HELD FOR SALE
In November 2016, the Company received approval from its Board to execute the Plan to focus its strategy on CRE debt investments. The Plan contemplates disposing of certain legacy CRE loans and exiting underperforming non-core asset classes. Non-real estate businesses identified for sale were the residential mortgage and middle market lending segments as well as the Company's life settlement policy portfolio, or LCF. The Company reclassified the operating results of the residential mortgage and middle market lending segments as discontinued operations and excluded from continuing operations for all periods presented. In addition, the Company transferred the assets and liabilities of LCF and non-performing legacy CRE loans to held for sale in the fourth quarter of 2016. As of March 31, 2018, the Company has disposed of substantially all of the non-real estate businesses identified for sale.

(Back to Index)

(Back to Index)

RESOURCE CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
MARCH 31, 2018
(unaudited)

The following table summarizes the operating results of the residential mortgage and middle market lending segments discontinued operations as reported separately as income (loss) from discontinued operations, net of tax for the three months ended March 31, 2018 and 2017 (in thousands):

	For the Three Months Ended
	March 31,
	2018	2017
REVENUES
Interest income:
Loans	$570	$897
Other	4	13
Total interest income	574	910
Interest expense	—	—
Net interest income	574	910
Gain (loss) on sale of residential mortgage loans	(14)	3,825
Fee income (loss)	99	2,180
Total revenues	659	6,915
OPERATING EXPENSES
Equity compensation	—	59
General and administrative	660	7,473
Total operating expenses	660	7,532

	(1)	(617)
OTHER INCOME (EXPENSE)
Net realized and unrealized gain (loss) on investment securities available-for-sale and loans and derivatives	248	(2)
Fair value adjustments on financial assets held for sale	—	58
Total other income (expense)	248	56

INCOME (LOSS) FROM DISCONTINUED OPERATIONS BEFORE TAXES	247	(561)
Income tax expense	—	—
NET INCOME (LOSS) FROM DISCONTINUED OPERATIONS, NET OF TAX	247	(561)
Loss from disposal of discontinued operations	—	—
TOTAL INCOME (LOSS) FROM DISCONTINUED OPERATIONS	$247	$(561)

(Back to Index)

(Back to Index)

RESOURCE CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
MARCH 31, 2018
(unaudited)

The assets and liabilities of business segments classified as discontinued operations and other assets and liabilities classified as held for sale are reported separately in the accompanying consolidated financial statements and are summarized as follows at March 31, 2018 and December 31, 2017 (in thousands, except amounts in the footnote):

	March 31, 2018	December 31, 2017
ASSETS
Restricted cash	$138	$138
Accrued interest receivable	33	67
Loans held for sale	59,320	93,063
Property available-for-sale	117	—
Principal paydowns receivable	14,827	—
Other assets (1)	3,186	14,450
Total assets held for sale	$77,621	$107,718

LIABILITIES
Accounts payable and other liabilities	$2,883	$10,283
Management fee payable	—	56
Accrued interest payable	—	3
Total liabilities held for sale	$2,883	$10,342

(1)
Includes the Company's investment in life settlement contracts of $177,000 and $5.1 million at March 31, 2018 and December 31, 2017, respectively, which were transferred to held for sale in the fourth quarter of 2016.

In the first quarter of 2018, the Company sold its remaining syndicated middle market loans, with an aggregate carrying value of $27.3 million at December 31, 2017, generating proceeds $27.6 million, of which $12.7 million had been received in cash at March 31, 2018. The Company recognized a $216,000 net realized gain on these sales for the three months ended March 31, 2018.
The following table summarizes the loans held for sale in the residential mortgage and middle market lending segments as well as the non-performing legacy CRE loans transferred to held for sale in the fourth quarter of 2016. The loans held for sale are carried at the lower of cost or fair value (in thousands, except quantities and amounts in footnotes):

Loan Description	Number of Loans	Amortized Cost	Carrying Value
At March 31, 2018:
Legacy CRE whole loans	4	$63,882	$57,341
Mezzanine loans (1)	1	—	—
Middle market loans (2)	1	13,837	1,979
Total loans held for sale	6	$77,719	$59,320

At December 31, 2017:
Legacy CRE whole loans	5	$63,783	$61,841
Mezzanine loans (1)	1	—	—
Middle market loans (2)	5	41,199	29,308
Residential mortgage loans (3)(4)(5)	14	1,914	1,914
Total loans held for sale	25	$106,896	$93,063

(1)
Includes a mezzanine loan with a par value of $38.1 million that was acquired at a fair value of zero as a result of the liquidations of Resource Real Estate Funding CDO 2006-1, Ltd. in April 2016 and Resource Real Estate Funding CDO 2007-1, Ltd. in November 2016. The mezzanine loan is comprised of two tranches, maturing in November 2018 and September 2021.

(2)
Includes a directly originated middle market loan with fair values of $2.0 million and $2.0 million at March 31, 2018 and December 31, 2017, respectively. At March 31, 2018, the loan is current with the terms of a forbearance agreement, extending the loan to allow for the borrower to seek a sale of its business. The loan's fair value was supported by a third party valuation mark prepared at December 31, 2017, which the Company relied on at March 31, 2018.

(3)	The fair value option was elected for residential mortgage loans held for sale.

(4)
The Company's residential mortgage loan portfolio was comprised of both agency loans and non-agency jumbo loans. The fair values of the agency loan portfolio were generally classified as Level 2 in the fair value hierarchy, as those values are determined based on quoted market prices for similar assets or upon other observable inputs. The fair values of the jumbo loan portfolio were generally classified as Level 3 in the fair value hierarchy, as those values are generally based upon valuation techniques that utilize unobservable inputs that reflect the assumptions that a market participant would use in pricing those assets.

(Back to Index)

(Back to Index)

RESOURCE CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
MARCH 31, 2018
(unaudited)

NOTE 22 - SUBSEQUENT EVENTS
The Company has evaluated subsequent events through the filing of this report and determined that there have not been any events that have occurred that would require adjustments to or disclosures in the consolidated financial statements, except the following:
On May 3, 2018, the Company announced that effective at 5:00 p.m. (EDT) on May 25, 2018, the Company will change its name to "Exantas Capital Corp." The Company's common stock and Series C Preferred Stock will continue to be listed on the NYSE and the Company anticipates that on May 29, 2018 its common stock will begin trading under the symbol "XAN" and its Series C Preferred Stock will begin trading under the symbol "XAN PrC." The Company's new CUSIP number for its common stock following the name change will be 30068N105 and the new CUSIP number for its Series C Preferred Stock will be 30068N402.

(Back to Index)

(Back to Index)

ITEM 2 .	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Overview
The following discussion should be read in conjunction with our consolidated financial statements and accompanying notes appearing elsewhere in this report.  This discussion contains forward-looking statements.  Actual results could differ materially from those expressed in or implied by those forward-looking statements.  Additionally, please see the sections "Forward-Looking Statements" and "Risk Factors" for a discussion of risks, uncertainties and assumptions associated with those statements included in our Annual Report on Form 10-K for the year ended December 31, 2017.
We are a Maryland corporation and a real estate investment trust ("REIT") that is primarily focused on originating, holding and managing commercial mortgage loans and commercial real estate-related debt investments. We are externally managed by Resource Capital Manager, Inc. (our "Manager"), which is an indirect wholly-owned subsidiary of C-III Capital Partners LLC ("C-III"), a leading commercial real estate ("CRE") investment management and services company engaged in a broad range of activities. C-III is the beneficial owner of shares of our common stock (2.4% of our outstanding shares at March 31, 2018).  Our Manager draws upon the management teams of C-III and its subsidiaries and its collective investment experience to provide its services. Our objective is to provide our stockholders with total returns over time, including quarterly distributions and capital appreciation, while seeking to manage the risks associated with our investment strategies. Historically, we have made other residential real estate and commercial finance investments. We have financed a substantial portion of our portfolio investments through borrowing strategies seeking to match the maturities and repricing dates of our financings with the maturities and repricing dates of our investments, and we have sought to mitigate interest rate risk through derivative instruments.
We are organized and have elected to be taxed as a REIT for U.S. federal income tax purposes under Subchapter M of the Internal Revenue Code of 1986, as amended. We also intend to operate our business in a manner that will permit us to remain excluded from registration as an investment company under the Investment Company Act of 1940.
Our investment strategy targets the following CRE credit investments, including:

•
First mortgage loans, which we refer to as whole loans. These loans are typically secured by first liens on CRE property, including the following property types: office, multifamily, self-storage, retail, hotel, healthcare, student housing, manufactured housing, industrial and mixed-use.

•
First priority interests in first mortgage loans, which we refer to as A-Notes. The A-Note is typically a privately negotiated loan that is secured by a first mortgage on a commercial property or group of related properties that is senior to a B-Note secured by the same first mortgage property or group.

•
Subordinated interests in first mortgage loans, which we refer to as B-Notes. A B-Note is typically a privately negotiated loan that is secured by a first mortgage on a commercial property or group of related properties and is subordinated to an A-Note secured by the same first mortgage property or group. B-Notes are subject to more credit risk with respect to the underlying mortgage collateral than the corresponding A-Note.

•
Mezzanine debt that is senior to borrower's equity but is subordinated to other third-party debt. Like B-Notes, these loans are also subordinated CRE loans, but are usually secured by a pledge of the borrower's equity ownership in the entity that owns the property or by a second lien mortgage on the property.

•
Preferred equity investments that are subordinate to first mortgage loans and mezzanine debt. These investments may be subject to more credit risk than subordinated debt but provide the potential for higher returns upon a liquidation of the underlying property and are typically structured to provide some credit enhancement differentiating it from the common equity in such investments.

•
Commercial mortgage-backed securities, which we refer to as CMBS, that are collateralized by commercial mortgage loans, including senior and subordinated investment grade CMBS, below investment grade CMBS and unrated CMBS.

•	Other CRE Investments: We may invest in other income producing real estate debt and equity investments.
We generate our income primarily from the spread between the revenues we receive from our assets and the cost to finance our ownership of those assets, including corporate debt and from hedging interest rate risks.  Historically, we have generated revenues from the interest and fees earned on our CRE whole loans, B notes, mezzanine loans, preferred equity investments, CMBS, middle market loans, other asset-backed securities ("ABS") and structured note investments.

(Back to Index)

(Back to Index)

We use leverage to enhance our returns, and we have financed each of our different asset classes with different degrees of leverage.  The cost of borrowings to finance our investments is a significant part of our expenses.  Our net income depends on our ability to control these expenses relative to our revenue. We historically have financed our CRE loan portfolio with repurchase agreements as a short-term financing source and securitizations and, to a lesser extent, other term financing as long-term financing sources. We expect to continue to use these financing sources into the near term future. We use derivative financial instruments to hedge a portion of the interest rate risk associated with our borrowings. We generally seek to minimize interest rate risk with a strategy that is expected to result in the least amount of volatility under generally accepted accounting principles while still meeting our strategic economic objectives and maintaining adequate liquidity and flexibility. These hedging transactions may include interest rate swaps, collars, caps or floors, puts, calls and options.
In November 2016, we received approval from our board of directors (the "Board") to execute a strategic plan (the "Plan") to focus our strategy on CRE debt investments. The Plan contemplates disposing of certain loans underwritten prior to 2010 ("legacy CRE loans"), exiting non-core businesses and investments, including residential real estate and commercial finance assets (collectively the "Identified Assets"), and establishing a dividend policy based on sustainable earnings.
We began the process of disposing of several ancillary businesses and investments as part of the Plan during the fourth quarter of 2016. The dispositions include our residential mortgage origination operations and our middle market lending segment, which currently holds a impaired directly originated middle market loan. We moved these segments to discontinued operations and also moved our life settlement contract investment as well as several legacy CRE loans to held for sale classification in the fourth quarter of 2016 and recognized impairments to adjust the carrying value of these businesses and investments to their estimated fair market value. We have substantially completed the execution of the Plan as of March 31, 2018. At March 31, 2018, we have approximately $62.6 million left in the Plan, of which $57.3 million relates to the remaining legacy CRE loans.
The following table delineates the disposable investments by business segment and details the current net book value of each included in the Plan (in millions):

	Identified Assets at Plan Inception	Impairments/Adjustments on Non-Monetized Assets (1)(2)	Impairments/Adjustments on Monetized Assets (1)	Monetized through March 31, 2018 (3)	Net Book Value at March 31, 2018 (3)
Discontinued operations and assets held for sale:
Legacy CRE loans (4)	$194.7	$(18.3)	$(11.7)	$(107.4)	$57.3
Middle market loans	73.8	(17.0)	(0.8)	(54.0)	2.0
Residential mortgage lending segment (5)	56.6	(1.7)	(9.6)	(43.7)	1.6
Other assets held for sale	5.9	—	3.9	(8.9)	0.9
Subtotal - discontinued operations and assets held for sale	331.0	(37.0)	(18.2)	(214.0)	61.8
Investments in unconsolidated entities	86.6	—	38.3	(124.3)	0.6
Commercial finance assets	62.5	—	—	(62.3)	0.2
Total	$480.1	$(37.0)	$20.1	$(400.6)	$62.6

(1)	Reflects adjustments as a result of the designation as assets held for sale or discontinued operations, which occurred during the third and fourth quarters of 2016 except as noted in (2) below.

(2)	The impairment adjustment to middle market loans includes $5.4 million of fair value adjustments that occurred prior to the inception of the Plan.

(3)
Residential mortgage lending segment and investments in unconsolidated entities include pro forma adjustments of $3.6 million and $4.3 million, respectively, for proceeds received in April 2018. Middle market loans include pro forma adjustments of $14.8 million for proceeds received in May 2018.

(4)
Legacy CRE loans include $118.2 million par value of loans at the inception of the Plan that were not reflected on the consolidated balance sheets until our investment in Resource Real Estate Funding CDO 2007-1, Ltd. ("RREF CDO 2007-1") was liquidated in November 2016.

(5)	Includes $1.9 million of cash and cash equivalents not classified as assets held for sale in the residential mortgage lending segment at March 31, 2018.
We have deployed the incremental capital received primarily into our CRE lending business and CMBS investments. We typically target transitional floating-rate CRE loans between $20.0 million and $30.0 million. Since December 31, 2016, we have originated 37 CRE loans with total commitments of $746.6 million, of which $146.3 million of loan commitments were originated during the three months ended March 31, 2018. Since December 31, 2016, we have acquired CMBS with total face values of $256.2 million, of which $44.3 million were acquired during the three months ended March 31, 2018. These investments were initially financed, in part, through our CRE and CMBS term facilities and, in the case of CRE loans, through securitizations. In furtherance of our Plan, we intend to continue to utilize proceeds from the monetized assets, coupled with available debt financing of $219.7 million at March 31, 2018, to grow our CRE lending operation in 2018.

(Back to Index)

(Back to Index)

In furtherance of the actions taken to reduce our cost of capital, we redeemed all shares of our 8.50% Series A Cumulative Redeemable Preferred Stock ("Series A Preferred Stock") and 8.25% Series B Cumulative Redeemable Preferred Stock ("Series B Preferred Stock"), at a total redemption cost of $165.3 million, during the first quarter of 2018. The redemptions eliminated approximately $13.7 million of preferred stock dividends on an annual basis.
In furtherance of the Plan, the allocation of our equity at March 31, 2018 was: 89% in core assets and 11% in non-core assets. At December 31, 2017, the allocation of our equity was: 84% in core assets and 16% in non-core assets.
Results of Operations
Our net loss allocable to common shares for the three months ended March 31, 2018 was $12.6 million, or $(0.40) per share-basic ($(0.40) per share-diluted), as compared to net income allocable to common shares for the three months ended March 31, 2017 of $2.7 million, or $0.09 per share-basic ($0.09 per share-diluted).
Net Interest Income
The following table analyzes the change in interest income and interest expense for the comparative three months ended March 31, 2018 and 2017 by changes in volume and changes in rates. The changes attributable to the combined changes in volume and rate have been allocated proportionately, based on absolute values, to the changes due to volume and changes due to rates (in thousands):

	Three Months Ended March 31, 2018 Compared to Three Months Ended March 31, 2017
		Due to Changes in
	Net Change	Volume	Rate
Increase (decrease) in interest income:
CRE loans	$850	$(404)	$1,254
Securities	1,148	1,982	(834)
Other	(1,512)	(1,512)	—
Total increase (decrease) in interest income	486	66	420

Increase (decrease) in interest expense:
Securitized borrowings:
RCC 2014-CRE2 Senior Notes	(1,430)	(1,430)	—
RCC 2015-CRE3 Senior Notes	(903)	(1,564)	661
RCC 2015-CRE4 Senior Notes	(907)	(1,306)	399
RCC 2017-CRE5 Senior Notes	1,857	1,857	—
Unsecured Junior Subordinated Debentures	84	—	84
Convertible senior notes:
4.50% Convertible Senior Notes	2,365	2,365	—
6.00% Convertible Senior Notes	(835)	(835)	—
8.00% Convertible Senior Notes	(1,804)	(1,804)	—
CRE - Term Repurchase Facilities	471	(235)	706
CMBS - Term Repurchase Facilities	(279)	(407)	128
Trust Certificates - Term Repurchase Facilities	755	768	(13)
CMBS - Short Term Repurchase Agreements	723	723	—
Hedging	33	33	—
Total increase (decrease) in interest expense	130	(1,835)	1,965
Net increase (decrease) in net interest income	$356	$1,901	$(1,545)

(Back to Index)

(Back to Index)

The following table presents the average net yield and average cost of funds for the three months ended March 31, 2018 and 2017 (in thousands, except percentages):

	For the Three Months Ended March 31, 2018			For the Three Months Ended March 31, 2017
	Average Balance	Interest Income (Expense)	Average Net Yield (Cost of Funds)	Average Balance	Interest Income (Expense)	Average Net Yield (Cost of Funds)
Interest-earning assets
CRE loans	$1,393,729	$22,383	6.49%	$1,466,259	$21,533	5.94%
Securities	216,870	3,456	6.51%	102,065	2,308	7.20%
Other	25,156	118	0.48%	50,655	1,630	12.90%
Total interest income/average net yield	1,635,755	25,957	6.40%	1,618,979	25,471	6.24%

Interest-bearing liabilities
Collateralized by:
CRE whole loans	685,064	(7,260)	(4.30)%	830,089	(8,172)	(3.99)%
CMBS	118,783	(987)	(3.37)%	76,623	(543)	(2.87)%
General corporate debt:
Unsecured Junior Subordinated Debentures	51,548	(724)	(5.62)%	51,548	(640)	(4.94)%
4.50% Convertible Senior Notes	143,750	(2,365)	(6.58)%	—	—	—%
6.00% Convertible Senior Notes	70,453	(1,308)	(7.42)%	115,000	(2,143)	(7.46)%
8.00% Convertible Senior Notes	21,182	(480)	(9.07)%	100,000	(2,284)	(9.14)%
Trust Certificates - Term Repurchase Facilities	74,419	(1,210)	(6.59)%	26,598	(455)	(6.93)%
Hedging	42,189	(50)	(0.48)%	—	(17)	—%
Total interest expense/average cost of funds	$1,207,388	(14,384)	(4.81)%	$1,199,858	(14,254)	(4.79)%
Total net interest income/average spread		$11,573	1.59%		$11,217	1.45%
Interest Income
The following table sets forth information relating to our interest income recognized for the periods presented (in thousands, except percentages):

	For the Three Months Ended		For the Three Months Ended
	March 31, 2018		March 31, 2017
	Weighted Average		Weighted Average
	Yield (1)	Balance	Yield (1)	Balance
Interest income:
Interest income from loans:
CRE whole loans	6.76%	$1,317,026	6.37%	$1,282,763
Legacy CRE loans held for sale	1.71%	$76,063	2.93%	$183,496
CRE preferred equity investment	11.66%	$640	—%	$—

Interest income from securities:
CMBS	6.51%	$216,764	6.77%	$96,118
ABS	0.02%	$106	16.95%	$4,492
RMBS	—%	$—	5.44%	$1,455

Preference payments on structured notes	—%	$—	10.88%	$17,541
Preference payments on trading securities	0.04%	$3,541	107.29%	$4,286

(1)	The weighted average yield includes net amortization/accretion and fee income in the calculation.

(Back to Index)

(Back to Index)

The following table summarizes interest income for the periods indicated (in thousands, except percentages):

Type of Investment	Weighted Average Coupon Interest	Unamortized (Discount) Premium	Net Amortization/Accretion	Interest Income	Fee Income (1)	Total
For the Three Months Ended March 31, 2018:
CRE whole loans	6.27%	$(7,425)	$—	$20,568	$1,382	$21,950
Legacy CRE loans held for sale	1.70%	$—	—	322	—	322
CRE preferred equity investment	11.50%	$—	—	18	—	18
Syndicated corporate loans	—%	$—	—	2	91	93
Total interest income from loans			—	20,910	1,473	22,383

CMBS	4.43%	$(40,143)	641	2,815	—	3,456
Total interest income from securities			641	2,815	—	3,456

Other	—%	$—	—	118	—	118
Total interest income - other			—	118	—	118
Total interest income			$641	$23,843	$1,473	$25,957

For the Three Months Ended March 31, 2017:
CRE whole loans	5.76%	$(5,921)	$(2)	$18,283	$1,883	$20,164
Legacy CRE loans held for sale	2.58%	$—	—	1,323	—	1,323
Syndicated corporate loans	—%	$—	—	46	—	46
Total interest income from loans			(2)	19,652	1,883	21,533

CMBS	5.30%	$(1,064)	202	1,875	—	2,077
ABS	10.10%	$—	—	212	—	212
RMBS	3.58%	$35	—	19	—	19
Total interest income from securities			202	2,106	—	2,308

Preference payments on structured notes	—%	$—	—	470	—	470
Preference payments on trading securities	—%	$—	—	1,134	—	1,134
Other	—%	$—	—	26	—	26
Total interest income - other			—	1,630	—	1,630
Total interest income			$200	$23,388	$1,883	$25,471

(1)	Fee income recognized as a component of interest income is primarily comprised of loan origination fees, loan exit fees and loan extension fees.

(Back to Index)

(Back to Index)

Three Months Ended March 31, 2018 as compared to Three Months Ended March 31, 2017

	For the Three Months Ended
	March 31,
	2018	2017	Dollar Change	Percent Change
Interest income:
Interest income from loans:
CRE whole loans	$21,950	$20,164	$1,786	9%
Legacy CRE loans held for sale	322	1,323	(1,001)	(76)%
CRE preferred equity investment	18	—	18	100%
Syndicated corporate loans	93	46	47	102%
Total interest income from loans	22,383	21,533	850	4%

Interest income from securities:
CMBS	3,456	2,077	1,379	66%
ABS	—	212	(212)	(100)%
RMBS	—	19	(19)	(100)%
Total interest income from securities	3,456	2,308	1,148	50%

Interest income - other:
Preference payments on structured notes	—	470	(470)	(100)%
Preference payments on trading securities	—	1,134	(1,134)	(100)%
Other	118	26	92	354%
Total interest income - other	118	1,630	(1,512)	(93)%
Total interest income	$25,957	$25,471	$486	2%

Aggregate interest income increased by $486,000 for the comparative three months ended March 31, 2018 and March 31, 2017. We attribute the change to the following:
Interest Income from Loans
CRE whole loans. The increase of $1.8 million for the comparative three months ended March 31, 2018 and March 31, 2017 is primarily attributable to an increase in the one-month London Interbank Offered Rate ("LIBOR"), our benchmark rate on CRE loans, over the comparative period and an increase in the outstanding balance of the CRE loans, attributable to net fundings of $63.9 million for the 12 months ended March 31, 2018. The increase was offset by a decline in income related to origination, extension and exit fees for the comparative three months ended March 31, 2018 and March 31, 2017.
Legacy CRE loans held for sale. The decrease of $1.0 million for the comparative three months ended March 31, 2018 and March 31, 2017 is primarily attributable to legacy loan payoffs, including: a February 2017 payoff of one loan with an initial par value of $32.5 million, a July 2017 payoff of two loans with a total initial par value of $67.5 million and a December 2017 payoff of one loan with an initial par value of $15.0 million.
Interest Income from Securities
CMBS. The increase of $1.4 million for the comparative three months ended March 31, 2018 and March 31, 2017 is primarily attributable to acquisitions of CMBS with aggregate face values of $256.2 million during the 12 months ended March 31, 2018. The yield for the three months ended March 31, 2017 included the receipt of 601,000 of interest income on a previously impaired security. When adjusted for this non-recurring item, the yield for the three months ended March 31, 2017 is 6.23%, as compared to 6.51% for the three months ended March 31, 2018.
ABS. The decrease of $212,000 for the comparative three months ended March 31, 2018 and March 31, 2017 is primarily attributable to ABS sales, including: the September 2017 sales of four securities with total amortized costs at sale of $2.5 million and the December 2017 sale of one security with an amortized cost at sale of $1.8 million. The remaining security was sold in March 2017.

(Back to Index)

(Back to Index)

Interest Income - Other
Preference payments on structured notes. The decrease of $470,000 for the comparative three months ended March 31, 2018 and March 31, 2017 is attributable to the 2017 sales, subsequent to March 31, 2017, of the three remaining Harvest CLO securities.
Preference payments on trading securities. The decrease of $1.1 million for the comparative three months ended March 31, 2018 and March 31, 2017 is primarily attributable to the receipt of $1.1 million of cash in excess of our cost basis, recorded as interest income on our consolidated statements of operations, on a trading security in the first quarter of 2017.
Interest Expense
The following tables set forth information relating to our interest expense incurred for the periods presented, by asset class (in thousands, except percentages):

	For the Three Months Ended		For the Three Months Ended
	March 31, 2018		March 31, 2017
	Weighted Average		Weighted Average
	Cost of Funds	Balance	Cost of Funds	Balance
Interest expense:
CRE whole loans	4.30%	$685,064	3.99%	$830,089
Convertible senior notes	7.06%	$235,385	8.24%	$215,000
CMBS	3.37%	$118,783	2.87%	$76,623
Unsecured junior subordinated debentures / other	5.62%	$51,548	4.94%	$51,548
Trust certificates	6.59%	$74,419	6.93%	$26,598
Hedging	0.48%	$42,189	—%	$—

Type of Security	Coupon Interest	Unamortized Deferred Debt Expense	Net Amortization	Interest Expense	Total
For the Three Months Ended March 31, 2018:
CRE whole loans	3.57%	$4,340	$969	$6,291	$7,260
Convertible senior notes	5.26%	$16,964	1,056	3,097	4,153
CMBS	3.09%	$—	—	987	987
Unsecured junior subordinated debentures / other	5.62%	$—	—	724	724
Trust certificates	6.10%	$494	76	1,134	1,210
Hedging (1)	0.49%	$—	—	50	50
Total interest expense			$2,101	$12,283	$14,384

For the Three Months Ended March 31, 2017:
CRE whole loans	2.90%	$7,083	$2,019	$6,153	$8,172
Convertible senior notes	6.93%	$6,001	702	3,725	4,427
CMBS	2.75%	$7	10	533	543
Unsecured junior subordinated debentures / other	4.94%	$—	—	640	640
Trust certificates	6.29%	$245	37	418	455
Hedging (1)	—%	$—	—	17	17
Total interest expense			$2,768	$11,486	$14,254

(1)	Hedging coupon interest is calculated as the net of the fixed pay rate and floating rate received.

(Back to Index)

(Back to Index)

Three Months Ended March 31, 2018 as compared to Three Months Ended March 31, 2017

	For the Three Months Ended
	March 31,
	2018	2017	Dollar Change	Percent Change
Interest expense:
CRE whole loans	$7,260	$8,172	$(912)	(11)%
Convertible senior notes	4,153	4,427	(274)	(6)%
CMBS	987	543	444	82%
Unsecured junior subordinated debentures / other	724	640	84	13%
Trust certificates	1,210	455	755	166%
Hedging	50	17	33	194%
Total interest expense	$14,384	$14,254	$130	1%

Aggregate interest expense increased by $130,000 for the comparative three months ended March 31, 2018 and March 31, 2017. We attribute the change to the following:
CRE whole loans. The decrease of $912,000 for the comparative three months ended March 31, 2018 and March 31, 2017 is primarily attributable to a decrease in the outstanding notes payable balances on our securitizations, attributable to the August 2017 liquidation of Resource Capital Corp. 2014-CRE2, Ltd. ("RCC 2014-CRE2") and paydowns of $167.0 million and $71.8 million on Resource Capital Corp. 2015-CRE3, Ltd. ("RCC 2015-CRE3") and Resource Capital Corp. 2015-CRE4, Ltd. ("RCC 2015-CRE4"), respectively, during the 12 months ended March 31, 2018. The decrease is offset by increases in the cost of funds on our CRE - term repurchase facilities, related to an increase in one-month LIBOR over the comparative period, and new senior notes from Resource Capital Corp. 2017-CRE5, Ltd. ("RCC 2017-CRE5"), which closed in July 2017.
Convertible senior notes. The decrease of $274,000 for the comparative three months ended March 31, 2018 and March 31, 2017 is primarily attributable to the August 2017 extinguishments of $44.5 million and $78.8 million of aggregate principal of our 6.00% convertible senior notes due 2018 ("6.00% Convertible Senior Notes") and 8.00% convertible senior notes due 2020 ("8.00% Convertible Senior Notes"), respectively. The decrease is offset by the issuance, in conjunction with the extinguishments, of our 4.50% convertible senior notes due 2022 ("4.50% Convertible Senior Notes"), with a lower cost of funds.
CMBS. The increase of $444,000 for the comparative three months ended March 31, 2018 and March 31, 2017 is primarily attributable to our acquisitions of CMBS, financed with a CMBS - term repurchase facility and three CMBS - short-term repurchase facilities.
Trust certificates. The increase of $755,000 for the comparative three months ended March 31, 2018 and March 31, 2017 is primarily attributable to the execution of the master repurchase agreement with RSO Repo SPE Trust 2017 ("2017 Term Repurchase Facility"), with an outstanding balance of $47.0 million at March 31, 2018, in September 2017 and the increase in one-month LIBOR over the comparative period.
Other (Expense) Revenue
Three Months Ended March 31, 2018 as compared to Three Months Ended March 31, 2017
Other revenue decreased by $1.0 million for the comparative three months ended March 31, 2018 and March 31, 2017 primarily due to a decrease of $678,000 in fee income, attributable to management and incentive fee payments received in March 2017, on Resource Capital Asset Management's ("RCAM") remaining collateralized loan obligation ("CLO") management contract.

(Back to Index)

(Back to Index)

Operating Expenses
Three Months Ended March 31, 2018 as compared to Three Months Ended March 31, 2017
The following table sets forth information relating to our operating expenses for the periods presented (in thousands, except percentages):

	For the Three Months Ended
	March 31,
	2018	2017	Dollar Change	Percent Change
Operating expenses:
General and administrative	$3,060	$3,863	$(803)	(21)%
Management fees	2,813	2,680	133	5%
Equity compensation	967	788	179	23%
Depreciation and amortization	13	68	(55)	(81)%
Impairment losses	—	177	(177)	(100)%
(Recovery of) provision for loan and lease losses, net	(799)	999	(1,798)	(180)%
Total operating expenses	$6,054	$8,575	$(2,521)	(29)%

Aggregate operating expenses decreased by $2.5 million for the comparative three months ended March 31, 2018 and March 31, 2017. We attribute the change to the following:
General and administrative. General and administrative expenses decreased by $803,000 for the comparative three months ended March 31, 2018 and March 31, 2017. The following table summarizes the information relating to our general and administrative expenses for the periods presented (in thousands, except percentages):

	For the Three Months Ended
	March 31,
	2018	2017	Dollar Change	Percent Change
General and administrative:
Professional services	$1,028	$1,628	$(600)	(37)%
Wages and benefits	1,035	788	247	31%
D&O insurance	310	196	114	58%
Dues and subscriptions	219	288	(69)	(24)%
Operating expenses	198	410	(212)	(52)%
Director fees	164	249	(85)	(34)%
Rent and utilities	78	156	(78)	(50)%
Travel	61	103	(42)	(41)%
Tax penalties, interest and franchise tax	(33)	45	(78)	(173)%
Total general and administrative	$3,060	$3,863	$(803)	(21)%

The decrease in general and administrative expenses for the comparative three months ended March 31, 2018 and March 31, 2017 is primarily attributable to a decrease of $600,000 in professional services, related to $517,000 of legal expenses for an aborted CRE securitization and $89,000 of consulting fees for the implementation of new accounting software for the three months ended March 31, 2017.
Management fees. The increase of $133,000 for the comparative three months ended March 31, 2018 and March 31, 2017 is primarily attributable to the amended base management fee as defined in our Third Amended and Restated Management Agreement ("Management Agreement"), equal to 1/12th of the amount of our equity multiplied by 1.50% provided that the fee be fixed at $937,500 for each of the 15 successive months effective October 1, 2017.
Provision for loan and lease losses, net. Provision for loan and lease losses, net decrease of $1.8 million for the comparative three months ended March 31, 2018 and March 31, 2017 is primarily attributable to recognition of a recovery of the general provision of approximately $800,000 during the three months ended March 31, 2018 due to improvement of financial performance in our CRE whole loan portfolio compared to a general provision of approximately $860,000, resulting from the review and reassessment of the amount of the allowance in our CRE whole loan portfolio, during the three months ended March 31, 2017.

(Back to Index)

(Back to Index)

Other Income (Expense)
Three Months Ended March 31, 2018 as compared to Three Months Ended March 31, 2017
The following table sets forth information relating to our other income (expense) incurred for the periods presented (in thousands, except percentages):

	For the Three Months Ended
	March 31,
	2018	2017	Dollar Change	Percent Change
Other Income (Expense):
Equity in (losses) earnings of unconsolidated entities	$(292)	$361	$(653)	(181)%
Net realized and unrealized (loss) gain on investment securities available-for-sale and loans and derivatives	(642)	7,606	(8,248)	(108)%
Net realized and unrealized loss on investment securities, trading	(5)	(911)	906	99%
Fair value adjustments on financial assets held for sale	(4,665)	(21)	(4,644)	(22,114)%
Other income	11	68	(57)	(84)%
Total other (expense) income	$(5,593)	$7,103	$(12,696)	(179)%

Aggregate other income decreased by $12.7 million to an expense for the comparative three months ended March 31, 2018 and March 31, 2017. We attribute the change to the following:
Equity in (losses) earnings of unconsolidated entities. The decrease of $653,000 for the comparative three months ended March 31, 2018 and March 31, 2017 is primarily attributable to earnings of $358,000 and $165,000 on our investments in Pearlmark Mezzanine Realty Partners IV, L.P. ("Pearlmark Mezz") and LEAF Commercial Capital, Inc. ("LCC"), respectively, during the three months ended March 31, 2017. Our investment in Pearlmark Mezz was sold in May 2017 and our investment in LCC was liquidated in July 2017, therefore no income was recorded for these entities during the three months ended March 31, 2018.
Net realized and unrealized (loss) gain on investment securities available-for-sale and loans and derivatives. The decrease of $8.2 million for the comparative three months ended March 31, 2018 and March 31, 2017 is primarily attributable to net realized and unrealized losses of $433,000 on our life settlement contracts and a realized loss of $217,000 on the sale of our last remaining ABS investment security available-for-sale during the three months ended March 31, 2018. Additionally, the decrease is attributable to a non-recurring realized gain of $7.0 million on the payoff of one legacy CRE whole loan and net realized and unrealized gains of $375,000 recognized on our life settlement contracts during the three months ended March 31, 2017.
Net realized and unrealized (loss) gain on investment securities, trading. The increase of $906,000 for the comparative three months ended March 31, 2018 and March 31, 2017 is primarily attributable to the receipt of a $4.1 million principal payment on one trading security. Consequently, the trading security's fair value declined following the payment. There were no such transactions during the three months ended March 31, 2018.
Fair value adjustments on financial assets held for sale. The decrease of $4.6 million for the comparative three months ended March 31, 2018 and March 31, 2017 is primarily attributable to carrying value charges of $4.7 million to write down one legacy CRE whole loan held for sale to its estimated fair value, which is in large part the result of having the asset reappraised, during the three months ended March 31, 2018.
Net Loss From Discontinued Operations, Net of Tax
In November 2016, our Board approved the Plan that would allow us to focus on making CRE debt investments and disposing of certain underperforming legacy CRE loans, exiting underperforming non-core asset classes and investments and establishing a dividend policy based on sustainable earnings. We met all of the criteria to classify the operating results of the residential mortgage and middle market lending segments as discontinued operations and exclude them from continuing operations for all periods presented. In addition, we transferred the assets and liabilities of LCF and certain legacy CRE loans to held for sale in the fourth quarter of 2016. As of March 31, 2018, we disposed of substantially all of the non-real estate assets identified for sale.

(Back to Index)

(Back to Index)

The following table summarizes the operating results of the residential mortgage and middle market lending segments discontinued operations as reported separately as income (loss) from discontinued operations, net of tax for the three months ended March 31, 2018 and 2017 (in thousands):

	For the Three Months Ended
	March 31,
	2018	2017
REVENUES
Interest income:
Loans	$570	$897
Other	4	13
Total interest income	574	910
Interest expense	—	—
Net interest income	574	910
Gain (loss) on sale of residential mortgage loans	(14)	3,825
Fee income (loss)	99	2,180
Total revenues	659	6,915
OPERATING EXPENSES
Equity compensation	—	59
General and administrative	660	7,473
Total operating expenses	660	7,532

	(1)	(617)
OTHER INCOME (EXPENSE)
Net realized and unrealized (loss) gain on investment securities available-for-sale and loans and derivatives	248	(2)
Fair value adjustments on financial assets held for sale	—	58
Total other (expense) income	248	56

INCOME (LOSS) FROM DISCONTINUED OPERATIONS BEFORE TAXES	247	(561)
Income tax expense	—	—
NET INCOME (LOSS) FROM DISCONTINUED OPERATIONS, NET OF TAX	247	(561)
Loss from disposal of discontinued operations	—	—
TOTAL INCOME (LOSS) FROM DISCONTINUED OPERATIONS	$247	$(561)
Net income (loss) from discontinued operations. Net loss from discontinued operations decreased by $808,000 to income from discontinued operatios for the comparative three months ended March 31, 2018 and March 31, 2017. During the three months ended March 31, 2018, the middle market lending segment generated net income of approximately $819,000, primarily attributable to interest income earned and net gains on the sales of the remaining syndicated middle market loans of $216,000. The residential mortgage lending segment recognized a net loss of approximately $572,000 for the three months ended March 31, 2018, primarily attributable to PCM's general and administrative expenses, particularly from consulting fees, incurred in the wind-down of that business.
During the three months ended March 31, 2017, the middle market lending segment generated net income of $878,000 primarily attributable to interest income earned on the remaining syndicated middle market loans. The residential mortgage lending segment recognized a net loss of approximately $1.4 million for the three months ended March 31, 2017. This loss was primarily attributable to lower margins combined with lower closed loan volume and retention plan compensation.
Financial Condition
Summary
Our total assets were $1.8 billion at March 31, 2018 as compared to $1.9 billion at December 31, 2017.  The decrease in total assets is primarily attributable to the redemptions of our Series A Preferred Stock and Series B Preferred Stock in the first quarter of 2018 offset by net cash receipts from the financing of our CRE loan originations and CMBS acquisitions through the use of term repurchase facilities and short-term repurchase agreements.

(Back to Index)

(Back to Index)

Investment Portfolio
The tables below summarize the amortized cost and net carrying amount of our investment portfolio, classified by asset type, at March 31, 2018 and December 31, 2017 as follows (in thousands, except percentages and amounts in footnotes):

At March 31, 2018	Amortized Cost	Net Carrying Amount	Percent of Portfolio	Weighted Average Coupon
Loans held for investment:
CRE whole loans (1)	$1,362,520	$1,357,991	80.16%	6.34%
CRE preferred equity investment	19,008	19,008	1.12%	11.50%
	1,381,528	1,376,999	81.28%

Investment securities available-for-sale:
CMBS	251,343	250,746	14.80%	4.36%

Investment securities, trading:
Structured notes	1,218	164	0.01%	N/A (6)

Other investments:
Investments in unconsolidated entities	6,439	6,439	0.38%	N/A (6)
Direct financing leases (3)	824	89	0.01%	5.66%
	7,263	6,528	0.39%

Other assets held for sale:
Legacy CRE loans (4)	63,882	57,341	3.38%	1.71%
Middle market loan (5)	13,837	1,978	0.12%	—%
Life settlement contracts	177	177	0.01%	N/A (6)
Property available-for-sale	117	117	0.01%	N/A (6)
	78,013	59,613	3.52%

Total investment portfolio	$1,719,365	$1,694,050	100.00%

(Back to Index)

(Back to Index)

At December 31, 2017	Amortized Cost	Net Carrying Amount	Percent of Portfolio	Weighted Average Coupon
Loans held for investment:
CRE whole loans (1)	$1,290,150	$1,284,822	79.94%	6.09%

Investment securities available-for-sale:
CMBS	210,806	211,579	13.17%	4.35%
ABS	259	158	0.01%	N/A (6)
	211,065	211,737	13.18%

Investment securities, trading:
Structured notes	2,891	178	0.01%	N/A (6)

Loans held for sale:
Syndicated corporate loans (2)	13	13	—%	N/A (6)

Other investments:
Investments in unconsolidated entities	12,051	12,051	0.75%	N/A (6)
Direct financing leases (3)	886	151	0.01%	5.66%
	12,937	12,202	0.76%

Other assets held for sale:
Legacy CRE loans (4)	63,783	61,841	3.85%	1.64%
Middle market loans (5)	41,199	29,308	1.82%	5.06%
Life settlement contracts	5,130	5,130	0.32%	N/A (6)
Residential mortgage loans	1,913	1,913	0.12%	3.92%
	112,025	98,192	6.11%

Total investment portfolio	$1,629,081	$1,607,144	100.00%

(1)	Net carrying amount includes an allowance for loan losses of $4.5 million and $5.3 million at March 31, 2018 and December 31, 2017, respectively.

(2)	The fair value option was elected for syndicated corporate loans held for sale.

(3)	Net carrying amount includes allowance for lease losses of $735,000 and $735,000 at March 31, 2018 and December 31, 2017, respectively.

(4)	Net carrying amount includes lower of cost or market value adjustments of $6.5 million and $1.9 million at March 31, 2018 and December 31, 2017, respectively.

(5)	Net carrying amount includes lower of cost or market value adjustments of $11.9 million and $11.9 million at March 31, 2018 and December 31, 2017, respectively.

(6)	There are no stated rates associated with these investments.

(Back to Index)

(Back to Index)

CRE loans and syndicated corporate loans. The following is a summary of our loans (dollars in thousands, except amounts in footnotes):

Description	Quantity	Principal	Unamortized (Discount) Premium, net (1)	Amortized Cost	Allowance for Loan Losses	Carrying Value (2)	Contracted Interest Rates	Maturity Dates (3)(4)
At March 31, 2018:
CRE loans held for investment:
Whole loans (5)	75	$1,369,753	$(7,233)	$1,362,520	$(4,529)	$1,357,991	1M LIBOR plus 3.50% to 1M LIBOR plus 6.25% (Floating) and 8.00% (Fixed)	April 2018 to April 2021
Preferred equity investment (see Note 3) (6)(7)	1	19,200	(192)	19,008	—	19,008	11.50%	April 2025
Total CRE loans held for investment		1,388,953	(7,425)	1,381,528	(4,529)	1,376,999
Total loans		$1,388,953	$(7,425)	$1,381,528	$(4,529)	$1,376,999

At December 31, 2017:
CRE loans held for investment:
Whole loans (5)	70	$1,297,164	$(7,014)	$1,290,150	$(5,328)	$1,284,822	1M LIBOR plus 3.60% to 1M LIBOR plus 6.25%	February 2018 to January 2021
Total CRE loans held for investment		1,297,164	(7,014)	1,290,150	(5,328)	1,284,822
Syndicated corporate loans (8)	2	13	—	13	—	13	N/A	N/A
Total loans held for sale		13	—	13	—	13
Total loans		$1,297,177	$(7,014)	$1,290,163	$(5,328)	$1,284,835

(1)
Amounts include unamortized loan origination fees of $7.1 million and $6.7 million and deferred amendment fees of $368,000 and $268,000 being amortized over the life of the loans at March 31, 2018 and December 31, 2017, respectively.

(2)	Substantially all loans are pledged as collateral under various borrowings at March 31, 2018 and December 31, 2017.

(3)	Maturity dates exclude contracted extension options, subject to the satisfaction of certain terms, that may be available to the borrowers.

(4)	Maturity dates exclude one CRE whole loan, with an amortized cost of $7.0 million, in default at March 31, 2018 and December 31, 2017.

(5)
CRE whole loans had $86.2 million and $84.1 million in unfunded loan commitments at March 31, 2018 and December 31, 2017, respectively.  These unfunded commitments are advanced as the borrowers formally request additional funding, as permitted under the loan agreement, and any necessary approvals have been obtained.

(6)	The interest rate on the Company's preferred equity investment pays currently at 8.00%. The remaining interest is deferred until maturity.

(7)	Beginning in April 2023, the Company has the right to unilaterally force the sale of the underlying property.

(8)	All syndicated corporate loans are second lien loans and are accounted for under the fair value option.
At March 31, 2018, approximately 28.3%, 24.5% and 12.7% of our CRE loan portfolio was concentrated in the Southwest, Pacific and Mountain regions, respectively, based on carrying value, as defined by the National Council of Real Estate Investment Fiduciaries ("NCREIF"). At December 31, 2017, approximately 28.0%, 24.3%, and 12.5% of our CRE loan portfolio was concentrated in the Southwest, Pacific and Mountain regions, respectively, based on carrying value.
CMBS.  During the three months ended March 31, 2018, we purchased five CMBS positions with aggregate face values of $44.3 million, at a cost of $43.3 million, and received paydowns of $3.4 million. At March 31, 2018 and December 31, 2017, the remaining discount to be accreted into income over the remaining lives of the securities was $40.2 million and $39.8 million, respectively. At March 31, 2018 and December 31, 2017, the remaining premium to be amortized into income over the remaining lives of the securities was $30,000 and $32,000, respectively. These securities are classified as available-for-sale and carried at their fair value.

(Back to Index)

(Back to Index)

The following table summarizes our CMBS investments at fair value (in thousands, except amounts in the footnote):

	Fair Value at December 31, 2017	Net Purchases (Sales) (1)	Net Upgrades (Downgrades)	Paydowns	MTM Change on Same Ratings	Fair Value at March 31, 2018
Moody's ratings category:
Aaa	$8,390	$—	$—	$(536)	$(128)	$7,726
Aa1 through Aa3	—	—	—	—	—	—
A1 through A3	1,563	—	—	(1,514)	1	50
Baa1 through Baa3	8,432	—	—	(682)	(5)	7,745
Ba1 through Ba3	10,866	—	—	(79)	(48)	10,739
B1 through B3	—	—	—	—	—	—
Caa1 through Caa3	426	—	—	—	(2)	424
Ca through C	191	—	—	—	(44)	147
Non-Rated	181,711	43,275	—	(568)	(503)	223,915
Total	$211,579	$43,275	$—	$(3,379)	$(729)	$250,746

S&P ratings category:
AAA	$1,318	$—	$—	$(55)	$(2)	$1,261
AA+ through AA-	4,371	—	—	(396)	(19)	3,956
A+ through A-	11,593	—	—	(1,551)	(3)	10,039
BBB+ through BBB-	22,502	—	—	(114)	(43)	22,345
BB+ through BB-	86,259	—	—	(670)	(182)	85,407
B+ through B-	—	—	—	—	—	—
CCC+ through CCC-	—	—	—	—	—	—
D	—	—	—	—	—	—
Non-Rated	85,536	43,275	—	(593)	(480)	127,738
Total	$211,579	$43,275	$—	$(3,379)	$(729)	$250,746

(1)
During the three months ended March 31, 2018, we acquired $4.0 million of CMBS, at a cost of $3.1 million, with a weighted average spread, based on cost, of 3.20% over the interpolated interest rate swap curve and $40.3 million of CMBS, at a cost of $40.2 million, with a weighted average spread, based on face value, of 2.32% over LIBOR.

ABS.  In March 2018, we sold our last remaining ABS investment security available-for-sale with an amortized cost of $265,000, receiving proceeds of $48,000. At March 31, 2018, we held no ABS investment securities available-for-sale.  At December 31, 2017, we held one ABS investment security available-for-sale with a fair value of $158,000.
The following table summarizes our ABS at fair value (in thousands):

	Fair Value at December 31, 2017	Net Purchases (Sales)	MTM Change on Same Ratings	Fair Value at March 31, 2018
Moody's ratings category:
Non-Rated	$158	$(259)	$101	$—

S&P ratings category:
Non-Rated	$158	$(259)	$101	$—
Investment securities, trading. Structured notes are CLO debt securities collateralized by syndicated corporate loans. The following table summarizes our structured notes classified as investment securities, trading, and carried at fair value (in thousands, except number of securities):

	Number of Securities	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
At March 31, 2018:
Structured notes	2	$1,218	$—	$(1,054)	$164

At December 31, 2017:
Structured notes	4	$2,891	$—	$(2,713)	$178

(Back to Index)

(Back to Index)

We sold two and one investment securities resulting in realized losses totaling $5,000 and a realized gain of $9,000, respectively, during the three months ended March 31, 2018 and 2017, respectively.
Investment in unconsolidated entities. The following table shows our investments in unconsolidated entities at March 31, 2018 and December 31, 2017 and equity in (losses) earnings of unconsolidated entities for the three months ended March 31, 2018 and 2017 (in thousands, except percentages and amounts in footnotes):

				Equity in (Losses) Earnings of Unconsolidated Entities
	Ownership % at March 31, 2018	March 31, 2018	December 31, 2017	For the Three Months Ended March 31, 2018	For the Three Months Ended March 31, 2017

Pelium Capital Partners, L.P. (1)	80.2%	$4,674	$10,503	$(305)	$(158)
RCM Global, LLC	63.8%	217	—	13	(4)
Pearlmark Mezzanine Realty Partners IV, L.P. (2)	—%	—	—	—	358
Investment in LCC Preferred Stock (3)	—%	—	—	—	165
Subtotal		4,891	10,503	(292)	361
Investment in RCT I and II (4)	3.0%	1,548	1,548	(724)	(637)
Total		$6,439	$12,051	$(1,016)	$(276)

(1)	During the three months ended March 31, 2018 and 2017, we received distributions of $5.6 million and $13.6 million, respectively, on our investment in Pelium Capital.

(2)	We sold our investment in Pearlmark Mezzanine Realty Partners IV, L.P. ("Pearlmark Mezz") in May 2017.

(3)	Our investment in LCC liquidated in July 2017 as a result of the sale of LCC.

(4)
For the three months ended March 31, 2018 and 2017, distributions from the trusts are recorded in interest expense on our consolidated statements of operations as the investments are accounted for under the cost method.

During the three months ended March 31, 2018, our investments in Pelium Capital and RCM Global began liquidating.

(Back to Index)

(Back to Index)

Financing Receivables
The following tables show the activity in the allowance for loan and lease losses for the three months ended March 31, 2018 and year ended December 31, 2017 and the allowance for loan and lease losses and recorded investments in loans and leases at March 31, 2018 and December 31, 2017 (in thousands):

	Three Months Ended March 31, 2018			Year Ended December 31, 2017
	Commercial Real Estate Loans	Direct Financing Leases	Total	Commercial Real Estate Loans	Syndicated Corporate Loans	Direct Financing Leases	Total
Allowance for loan and lease losses:
Allowance for loan and lease losses at beginning of period	$5,328	$735	$6,063	$3,829	$—	$465	$4,294
Provision for (recovery of) loan and lease losses, net	(799)	—	(799)	1,499	3	270	1,772
Loans charged-off	—	—	—	—	(3)	—	(3)
Allowance for loan and lease losses at end of period	$4,529	$735	$5,264	$5,328	$—	$735	$6,063

	March 31, 2018			December 31, 2017
	Commercial Real Estate Loans	Direct Financing Leases	Total	Commercial Real Estate Loans	Syndicated Corporate Loans	Direct Financing Leases	Total
Allowance for loan and lease losses ending balance:
Individually evaluated for impairment	$2,500	$—	$2,500	$2,500	$—	$735	$3,235
Collectively evaluated for impairment	$2,029	$735	$2,764	$2,828	$—	$—	$2,828
Loans acquired with deteriorated credit quality	$—	$—	$—	$—	$—	$—	$—
Loans and Leases:
Amortized cost ending balance:
Individually evaluated for impairment	$26,008	$—	$26,008	$7,000	$—	$886	$7,886
Collectively evaluated for impairment	$1,355,520	$824	$1,356,344	$1,283,150	$—	$—	$1,283,150
Loans acquired with deteriorated credit quality	$—	$—	$—	$—	$—	$—	$—
Credit quality indicators
Commercial Real Estate Loans
CRE loans are collateralized by a diversified mix of real estate properties and are assessed for credit quality based on the collective evaluation of several factors, including but not limited to: collateral performance relative to underwritten plan, time since origination, current implied and/or reunderwritten loan-to-collateral value ratios ("LTV"), loan structure, and exit plan. Depending on the loan's performance against these various factors, loans are rated on a scale from 1 to 5, with loans rated 1 representing loans with the highest credit quality and loans rated 5 representing loans with lowest credit quality. The factors evaluated provide general criteria to monitor credit migration in our loan portfolio, as such, a loan's rating may improve or worsen, depending on new information received.
The criteria set forth below should be used as general guidelines, and, therefore, not every loan will have all of the characteristics described in each category below. Loans that are performing according to their underwritten plans generally will not require an allowance for loan loss.

(Back to Index)

(Back to Index)

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
• Occupancy is not stabilized and the property has some tenancy rollover

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
• An updated appraisal is required.
CRE loans are evaluated for any credit deterioration by debt asset management and certain finance personnel on at least a quarterly basis. Loans are first individually evaluated for impairment; and to the extent not deemed impaired a general reserve is established.
The allowance for loan loss is computed as (i) 1.5% of the aggregate face values of loans rated as a 3, plus (ii) 5.0% of the aggregate face values of loans rated as a 4, plus (iii) specific allowances measured and determined on loans individually evaluated, which are loans rated as a 5. While the overall risk rating is generally not the sole factor used in determining whether a loan is impaired, a loan with a higher overall risk rating would tend to have more adverse indicators of impairment, and therefore would be more likely to experience a credit loss.
Credit risk profiles of CRE loans at amortized cost were as follows (in thousands, except amounts in footnotes):

	Rating 1	Rating 2	Rating 3	Rating 4	Rating 5	Held for Sale	Total
At March 31, 2018:
Whole loans (1)	$52,010	$1,179,981	$118,688	$4,841	$7,000	$—	$1,362,520
Preferred equity investment (2)	—	19,008	—	—	—	—	19,008
Legacy CRE whole loans (3)(4)	—	—	—	—	—	63,882	63,882
	$52,010	$1,198,989	$118,688	$4,841	$7,000	$63,882	$1,445,410

At December 31, 2017:
Whole loans (1)	$65,589	$1,040,883	$171,841	$4,837	$7,000	$—	$1,290,150
Legacy CRE whole loans (3)(4)	—	—	—	—	—	63,783	63,783
	$65,589	$1,040,883	$171,841	$4,837	$7,000	$63,783	$1,353,933

(1)	Includes one CRE whole loan, with an amortized cost of $7.0 million, that was in default at March 31, 2018 and December 31, 2017.

(2)	Our preferred equity investment is evaluated individually for impairment and excluded from the general reserve calculation.

(3)	Legacy CRE whole loans are carried at the lower of cost or fair value.

(4)	Includes three and two legacy CRE whole loans that were in default with total carrying values of $40.5 million and $22.5 million at March 31, 2018 and December 31, 2017, respectively.

(Back to Index)

(Back to Index)

At March 31, 2018 and December 31, 2017, we had one CRE whole loan designated as an impaired loan with a risk rating of 5 due to short term vacancy/tenant concerns and a past due maturity of February 2017. The loan is collateralized by a retail shopping center in the Southeast region, as defined by the NCREIF, and had an amortized cost of $7.0 million at March 31, 2018 and December 31, 2017. We obtained an appraisal of the collateral in 2016, indicating a fair value of $4.5 million, which we relied upon as a practical expedient for determining the value of the loan at March 31, 2018 and December 31, 2017. No additional provision was recorded on the loan for the three months ended March 31, 2018 and March 31, 2017. This loan was in default at March 31, 2018 and December 31, 2017.
At March 31, 2018, we had four legacy CRE whole loans and one mezzanine loan included in assets held for sale with total carrying values of $57.3 million, comprising total amortized cost bases of $63.9 million less a valuation allowance of $6.6 million.
At December 31, 2017, we had four legacy CRE whole loans and one mezzanine loan included in assets held for sale with total carrying values of $61.8 million, comprising total amortized cost bases of $63.8 million less a valuation allowance of $1.9 million.
The mezzanine loan had no fair value at March 31, 2018 and December 31, 2017.
We obtained updated appraisals for one legacy CRE whole loan held for sale collateralized by a hotel in the Pacific region, as defined by the NCREIF, in April 2018. For the remaining three legacy CRE whole loans held for sale, we continued to rely on our appraisals obtained in 2016, as a practical expedient, in determining fair value at March 31, 2018.
Two of the four legacy CRE whole loans required a specific reserve upon transfer to held for sale in 2016 and are comprised of the following:

•
One CRE whole loan collateralized by an office property in the Mountain region, as defined by the NCREIF, with an initial par value of $17.7 million. Upon transfer to held for sale in 2016, this loan was written down to its estimated fair value of $11.0 million, which remains the carrying value at March 31, 2018 and December 31, 2017. No additional valuation adjustments were recognized for the three months ended March 31, 2018 and 2017. The loan matured in May 2017 and is currently in default;

•
One CRE whole loan collateralized by a hotel in the Pacific region, as defined by the NCREIF, with an initial par value of $29.5 million. Upon transfer to held for sale in 2016, this loan was written down to its estimated fair value of $24.0 million. At March 31, 2018 and December 31, 2017, the loan had a carrying value of $18.0 million and $22.5 million, respectively. An additional fair value adjustment of $4.7 million, which included protective advances of $172,000, to reduce the carrying value was recognized during the three months ended March 31, 2018. This adjustment was recorded based on the receipt of updated appraisals in April 2018 and was recognized in fair value adjustments on financial assets held for sale in our consolidated statements of operations. No valuation adjustments were recognized for the three months ended March 31, 2017. The loan has a maturity date in January 2019 and is currently in default.

The remaining two legacy CRE whole loans required no specific reserve upon transfer to held for sale in 2016. One loan is collateralized by a retail shopping center in the Pacific region, as defined by the NCREIF, and had a carrying value of $11.5 million at March 31, 2018 and December 31, 2017. The loan had a maturity date in December 2017 and is currently in technical default. The second loan is collateralized by a retail shopping center in the Pacific region, as defined by the NCREIF, and had a carrying value of $16.8 million at March 31, 2018 and December 31, 2017. The loan has a maturity date in January 2019. For these two loans, we determined that no additional valuation adjustments were necessary for the three months ended March 31, 2018 and 2017.
At March 31, 2018, 49.4%, 31.4% and 19.2% of our legacy CRE whole loans were concentrated in retail, hotel and office, respectively, based on carrying value. Of these loans, 80.8% and 19.2% are within the Pacific and Mountain regions, respectively, as defined by NCREIF. At December 31, 2017, 45.8%, 36.4% and 17.8% of our legacy CRE whole loans were concentrated in retail, hotel and office, respectively, based on carrying value. Of these loans, 82.2% and 17.8% are within the Pacific and Mountain regions, respectively.
Except as previously discussed, all of our CRE loans and our preferred equity investment were current with respect to contractual principal and interest at March 31, 2018.

(Back to Index)

(Back to Index)

Direct Financing Leases
We recorded no provision for lease losses against the value of our direct financing leases during the three months ended March 31, 2018. We recorded a $139,000 provision for lease losses during the three months ended March 31, 2017. We held $89,000 and $151,000 of direct financing leases, net of reserves, at March 31, 2018 and December 31, 2017, respectively.
Loan Portfolios Aging Analysis
The following table presents the loan portfolio aging analysis as of the dates indicated at amortized cost (in thousands, except amounts in footnotes):

	30-59 Days	60-89 Days	Greater than 90 Days	Total Past Due	Current	Total Loans Receivable (1)	Total Loans > 90 Days and Accruing
At March 31, 2018:
Whole loans (2)	$—	$—	$7,000	$7,000	$1,355,520	$1,362,520	$—
Preferred equity investment	—	—	—	—	19,008	19,008	—
Legacy CRE whole loans (3)	—	—	47,057	47,057	16,825	$63,882	11,516
Total loans	$—	$—	$54,057	$54,057	$1,391,353	$1,445,410	$11,516

At December 31, 2017:
Whole loans (2)	$—	$—	$7,000	$7,000	$1,283,150	$1,290,150	$—
Legacy CRE whole loans (3)	11,516	—	11,000	22,516	41,267	63,783	—
Total loans	$11,516	$—	$18,000	$29,516	$1,324,417	$1,353,933	$—

(1)	Excludes direct financing leases of $89,000 and $151,000, net of reserves, at March 31, 2018 and December 31, 2017, respectively.

(2)	Includes one CRE whole loan, with an amortized cost of $7.0 million, that was in default at March 31, 2018 and December 31, 2017.

(3)	Includes three and two legacy CRE whole loans that were in default with total carrying values of $40.5 million and $22.5 million at March 31, 2018 and December 31, 2017, respectively.
Impaired Loans
The following tables show impaired loans as of the dates indicated (in thousands):

	Recorded Balance	Unpaid Principal Balance	Specific Allowance	Average Investment in Impaired Loans	Interest Income Recognized
At March 31, 2018:
Loans without a specific valuation allowance:
Whole loans	$—	$—	$—	$—	$—
Loans with a specific valuation allowance:
Whole loans	$7,000	$7,000	$(2,500)	$7,000	$—
Total:
Whole loans	$7,000	$7,000	$(2,500)	$7,000	$—

At December 31, 2017:
Loans without a specific valuation allowance:
Whole loans	$—	$—	$—	$—	$—
Loans with a specific valuation allowance:
Whole loans	$7,000	$7,000	$(2,500)	$7,000	$—
Total:
Whole loans	$7,000	$7,000	$(2,500)	$7,000	$—
Troubled-Debt Restructurings ("TDR")
There were no TDRs for the three months ended March 31, 2018 and 2017.

(Back to Index)

(Back to Index)

Restricted Cash
At March 31, 2018, we had restricted cash of $546,000, which consisted of $513,000 of restricted cash within five of our seven consolidated securitizations, $13,000 held as margin and $20,000 held in various reserve accounts. At December 31, 2017, we had restricted cash of $22.9 million, which consisted of $20.8 million of restricted cash within six of our seven consolidated securitizations, $1.9 million held as margin, $100,000 held in escrow and $25,000 held in various reserve accounts. The decrease of $22.3 million is primarily attributable to paydowns and interest payments on the RCC 2017-CRE5 notes payable, future fundings made by RCC 2017-CRE5 and the receipt of previously posted margin from our interest rate swap counterparty.
Accrued Interest Receivable
The following table summarizes our accrued interest receivable at March 31, 2018 and December 31, 2017 (in thousands):

	March 31, 2018	December 31, 2017	Net Change
Accrued interest receivable from loans	$6,153	$6,096	$57
Accrued interest receivable from securities	785	756	29
Accrued interest receivable from escrow and sweep accounts	7	7	—
Total	$6,945	$6,859	$86
The $57,000 increase in accrued interest receivable from loans is primarily attributable to new loan production and an increase in one-month LIBOR, offset by loan payoffs during the three months ended March 31, 2018. The $29,000 increase in accrued interest receivable from securities is primarily attributable to the purchase of CMBS, offset by the sale of our last remaining ABS.
Other Assets
The following table summarizes our other assets at March 31, 2018 and December 31, 2017 (in thousands):

	March 31, 2018	December 31, 2017	Net Change
Tax receivables and prepaid taxes	$3,211	$4,286	$(1,075)
Management fees receivable	1,664	2,029	(365)
Other receivables	613	495	118
Fixed assets - non real estate	144	157	(13)
Other	1,349	484	865
Total	$6,981	$7,451	$(470)
The $470,000 decrease in other assets is attributable to a $1.1 million decrease in tax receivables and prepaid taxes, due to tax refunds of $1.1 million received during the three months ended March 31, 2018, and a $365,000 decrease in management fees receivable, due to to the amortization of the collateral management fee rebate assets. The decrease in other assets was offset by a $865,000 increase in other, primarily attributable to the payment of $1.1 million of premiums for the renewal of our directors and officers liability insurance.
Deferred Tax Asset, Net
At March 31, 2018 and December 31, 2017, our deferred tax asset was zero. The future realization of deferred tax assets depends upon the generation of future taxable income during the periods in which those temporary differences become deductible. During 2017, we recorded a full valuation allowance against our deferred tax assets, net, as we believed it was more likely than not that some or all of the deferred tax assets would not be realized. This assessment was based on our cumulative historical losses and uncertainties as to the amount of taxable income that would be generated in future years.  In recognition of this risk, we have recorded a full valuation allowance of $10.4 million and $9.9 million at March 31, 2018 and December 31, 2017, respectively. We will continue to evaluate our ability to realize the tax benefits associated with deferred tax assets by analyzing forecasted taxable income using both historical and projected future operating results, the reversal of existing temporary differences, taxable income in prior carry back years (if permitted) and the availability of tax planning strategies.
In accordance with SEC staff issued guidance, a company must reflect the income tax effects of those aspects of the Tax Cuts and Jobs Act (the "Tax Act") for which the accounting is complete. We were able to determine a reasonable provisional estimate that has been recorded in the consolidated financial statements. Our accounting for the impact of the Tax Act is complete.

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
• Preferred equity investments related to CRE that are subordinate to first mortgage loans and are not collateralized by the property underlying the investment;
• CMBS; and
• Other CRE investments.

In November 2016, we received approval from our Board to execute the Plan to focus our strategy on CRE debt investments.  The Plan contemplates disposing of certain legacy CRE debt investments, exiting underperforming non-core asset classes and establishing a dividend policy based on sustainable earnings.  Legacy CRE loans are loans underwritten prior to 2010. The non-core asset classes in which we have historically invested are described below:

Non-Core Asset Classes	Principal Investments
Residential real estate-related assets	• Residential mortgage loans; and
• Residential mortgage-backed securities, which we refer to as RMBS, which comprise our available-for-sale portfolio.

Commercial finance assets	• Middle market secured corporate loans and preferred equity investments;
• ABS, backed by senior secured corporate loans;
• Debt tranches of collateralized debt obligations, which we refer to as CDOs, and CLOs, respectively, and sometimes, collectively, as CDOs;
• Structured note investments, which comprise our trading securities portfolio;
• Syndicated corporate loans; and
• Preferred equity investment in a commercial leasing enterprise that originates and holds small- and middle-ticket commercial direct financing leases and notes.

(Back to Index)

(Back to Index)

The table below summarizes the amortized cost and net carrying amount of our investment portfolio at March 31, 2018, classified by asset type (in thousands, except percentages and amounts in footnotes):

At March 31, 2018	Amortized Cost	Net Carrying Amount	Percent of Portfolio	Weighted Average Coupon
Core Assets:
CRE whole loans (1)(2)	$1,362,520	$1,357,991	80.23%	6.34%
CRE preferred equity investment (2)	19,008	19,008	1.12%	11.50%
CMBS (3)	251,343	250,746	14.81%	4.36%
Total Core Assets	1,632,871	1,627,745	96.16%

Non-Core Assets:
Structured notes (4)	1,218	164	0.01%	N/A (10)
Investments in unconsolidated entities (5)	4,891	4,891	0.29%	N/A (10)
Direct financing leases (6)	824	89	0.01%	5.66%
Legacy CRE loans held for sale (7)(8)	63,882	57,341	3.39%	1.71%
Middle market loan held for sale (7)(9)	13,837	1,978	0.12%	—%
Life settlement contracts (7)	177	177	0.01%	N/A (10)
Property available-for-sale (7)	117	117	0.01%	N/A (10)
Total Non-Core Assets	84,946	64,757	3.84%

Total investment portfolio	$1,717,817	$1,692,502	100.00%

(1)	Net carrying amount includes an allowance for loan losses of $4.5 million at March 31, 2018.

(2)	Classified as CRE loans on the consolidated balance sheets.

(3)	Classified as investment securities available-for-sale on the consolidated balance sheets.

(4)	Classified as investment securities, trading on the consolidated balance sheets.

(5)	Classified as investments in unconsolidated entities on the consolidated balance sheets.

(6)	Net carrying amount includes an allowance for lease losses of $735,000 at March 31, 2018.

(7)	Classified as assets held for sale on the consolidated balance sheets.

(8)	Net carrying amount includes a lower of cost or market value adjustment of $6.5 million at March 31, 2018.

(9)	Net carrying amount includes the lower of cost or market value adjustment of $11.9 million at March 31, 2018.

(10)	There are no stated rates associated with these investments.
Assets and Liabilities Held for Sale
The assets and liabilities of business segments classified as discontinued operations and other assets and liabilities classified as held for sale are reported separately in the accompanying consolidated financial statements and are summarized as follows at March 31, 2018 and December 31, 2017 (in thousands, except amounts in the footnote):

	March 31, 2018	December 31, 2017
ASSETS
Restricted cash	$138	$138
Accrued interest receivable	33	67
Loans held for sale	59,320	93,063
Property available-for-sale	117	—
Principal paydowns receivable	14,827	—
Other assets (1)	3,186	14,450
Total assets held for sale	$77,621	$107,718

LIABILITIES
Accounts payable and other liabilities	$2,883	$10,283
Management fee payable	—	56
Accrued interest payable	—	3
Total liabilities held for sale	$2,883	$10,342

(1)
Includes our investment in life settlement contracts of $177,000 and $5.1 million at March 31, 2018 and December 31, 2017, respectively, which were transferred to held for sale in the fourth quarter of 2016.

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
We were also exposed to foreign currency exchange risk, a form of risk that arises from the change in price of one currency against another. However, substantially all of our revenues are transacted in U.S. dollars. To address this market risk, we generally hedged our foreign currency-denominated exposures (typically investments in debt instruments, including forecasted principal and interest payments) with foreign currency forward contracts. We classified these hedges as fair value hedges, which are hedges that mitigate the risk of changes in the fair values of assets, liabilities and certain types of firm commitments. We recorded changes in the fair value of derivatives designated and effective as fair value hedges in earnings offset by corresponding changes in the fair values of the hedged items. As we continue to further implement the Plan, as outlined in the "Overview" section, we eliminated our foreign currency exchange risk as of March 31, 2018.
The following tables present the fair value of our derivative financial instruments as well as their classification on our consolidated balance sheets and on the consolidated statements of operations for the periods presented:
Fair Value of Derivative Instruments at March 31, 2018 (in thousands)

	Asset Derivatives
	Notional Amount	Consolidated Balance Sheets Location	Fair Value
Interest rate swap contracts, hedging (1)	$44,570	Derivatives, at fair value	$1,751

	Liability Derivatives
	Notional Amount	Consolidated Balance Sheets Location	Fair Value
Interest rate swap contracts, hedging	$44,570	Accumulated other comprehensive income	$1,751

(1)	Interest rate swap contracts are accounted for as cash flow hedges.

(Back to Index)

(Back to Index)

Fair Value of Derivative Instruments at December 31, 2017 (in thousands, except amount in footnotes)

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

The Effect of Derivative Instruments on the Consolidated Statements of Operations for the
Three Months Ended March 31, 2018 (in thousands)

	Derivatives
	Consolidated Statements of Operations Location	Realized and Unrealized Gain (Loss) (1)
Interest rate swap contracts, hedging	Interest expense	$(50)

(1)	Negative values indicate a decrease to the associated consolidated statements of operations line items.
The Effect of Derivative Instruments on the Consolidated Statements of Operations for the
Three Months Ended March 31, 2017 (in thousands)

	Derivatives
	Consolidated Statements of Operations Location	Realized and Unrealized Gain (Loss) (1)
Interest rate swap contracts, hedging	Interest expense	$(18)
Forward contracts - foreign currency, hedging	Net realized and unrealized (loss) gain on investment securities available-for-sale and loans and derivatives	$(195)

(1)	Negative values indicate a decrease to the associated consolidated statements of operations line items.
At March 31, 2018, we had eight swap contracts outstanding in order to hedge against adverse rate movements against our CMBS purchase facilities. Our interest rate hedges at March 31, 2018 were as follows (in thousands except percentages):

	Benchmark Rate	Notional Value	Strike Rate	Effective Date	Maturity Date	Fair Value
CMBS repurchase facilities swaps:
Interest rate swap	One-month LIBOR	$7,500	1.99%	6/18/2017	10/18/2025	$321
Interest rate swap	One-month LIBOR	3,010	2.02%	6/18/2017	1/28/2026	125
Interest rate swap	One-month LIBOR	2,525	1.94%	7/18/2017	10/18/2025	116
Interest rate swap	One-month LIBOR	3,640	2.15%	8/18/2017	3/18/2027	143
Interest rate swap	One-month LIBOR	4,025	2.09%	8/18/2017	10/18/2026	165
Interest rate swap	One-month LIBOR	13,550	2.09%	10/18/2017	9/18/2027	631
Interest rate swap	One-month LIBOR	7,500	2.20%	10/18/2017	9/18/2027	281
Interest rate swap	One-month LIBOR	2,820	2.77%	3/18/2018	3/18/2028	(31)
Total CMBS repurchase facilities swaps		$44,570				$1,751

(Back to Index)

(Back to Index)

Repurchase and Credit Facilities
Borrowings under our repurchase agreements are guaranteed by us or one of our subsidiaries. The following table sets forth certain information with respect to our repurchase agreements (dollars in thousands, except amounts in footnotes):

	March 31, 2018				December 31, 2017
	Outstanding Borrowings (1)	Value of Collateral	Number of Positions as Collateral	Weighted Average Interest Rate	Outstanding Borrowings (1)	Value of Collateral	Number of Positions as Collateral	Weighted Average Interest Rate
CRE - Term Repurchase Facilities
Wells Fargo Bank, N.A. (2)	$258,160	$376,843	23	3.92%	$179,347	$268,003	19	3.68%
Morgan Stanley Bank, N.A. (3)	172,225	245,361	12	4.36%	112,151	164,122	9	4.05%

CMBS - Term Repurchase Facilities
Wells Fargo Bank, N.A.	—	—	—	—%	12,272	14,984	8	2.45%
Deutsche Bank AG	13,532	20,372	14	3.99%	15,356	23,076	14	3.53%

Trust Certificates - Term Repurchase Facilities
RSO Repo SPE Trust 2015 (4)	26,583	89,121	2	7.29%	26,548	89,121	2	6.98%
RSO Repo SPE Trust 2017 (5)	47,048	118,780	2	5.74%	49,596	125,254	2	5.43%

CMBS - Short-Term Repurchase Agreements
RBC Capital Markets, LLC	125,369	173,574	15	3.11%	72,131	97,745	6	2.77%
JP Morgan Securities LLC	10,529	33,709	2	3.41%	10,516	33,777	2	2.93%
Total	$653,446	$1,057,760			$477,917	$816,082

(1)	Outstanding borrowings includes accrued interest payable.

(2)	Includes $313,000 and $565,000 of deferred debt issuance costs at March 31, 2018 and December 31, 2017, respectively.

(3)	Includes $289,000 and $448,000 of deferred debt issuance costs at March 31, 2018 and December 31, 2017, respectively.

(4)	Includes $96,000 and $133,000 of deferred debt issuance costs at March 31, 2018 and December 31, 2017, respectively.

(5)	Includes $292,000 and $320,000 of deferred debt issuance costs at March 31, 2018 and December 31, 2017, respectively.
We are in compliance with all financial covenants in each of the respective agreements at March 31, 2018.
CRE - Term Repurchase Facilities
In February 2012, our wholly-owned subsidiary entered into a master repurchase and securities agreement (the "2012 Facility") with Wells Fargo Bank, N.A. ("Wells Fargo") to finance the origination of CRE loans. In March 2018, we entered into the seventh amendment to the 2012 Facility, which amended certain defined terms and the required capital, total indebtedness to equity and EBITDA to interest expense ratio covenants.
In September 2015, we entered into a guaranty agreement (the "Morgan Stanley Guaranty"), associated with the master repurchase and securities agreement with Morgan Stanley Bank, N.A. ("Morgan Stanley") In March 2018, we entered into the second amendment to the Morgan Stanley Guaranty, which amended certain defined terms and the required capital and EBITDA to interest expense ratio covenants.
In April 2018, our indirect wholly-owned subsidiary entered into a master repurchase agreement (the "Barclays Facility") with Barclays Bank PLC ("Barclays") to finance our core CRE lending business. The Barclays Facility has a maximum facility amount of $250.0 million, charges interest of one-month LIBOR plus a spread between 2.00% and 2.50% and matures in April 2021, subject to certain one-year extension options in accordance with the facility's terms. We paid a structuring fee as well as other reasonable closing costs.
The Barclays Facility contains margin call provisions that provide Barclays with certain rights when there has been a decline in the value of purchased assets. Under these circumstances, Barclays may require us to transfer cash in an amount necessary to eliminate such margin deficit or repurchase the asset that resulted in the margin call.

(Back to Index)

(Back to Index)

In connection with the Barclays Facility, we fully guaranteed all payments and performance under the Barclays Facility pursuant to a guaranty agreement (the "Barclays Guaranty"). The Barclays Guaranty includes certain financial covenants required of us, including required liquidity, required capital, ratios of total indebtedness to equity and EBITDA requirements. Also, RCC Real Estate, the direct owner of the wholly-owned subsidiary, executed a pledge and security agreement with Barclays whereby it agreed to pledge and grant to Barclays a continuing security interest in any and all of its right, title and interest in and to the wholly-owned subsidiary, including all distributions, proceeds, payments, income and profits from its interests in the wholly-owned subsidiary.
The Barclays Facility contains events of default, subject to certain materiality thresholds and grace periods, customary for this type of financing arrangement. The remedies for such events of default are also customary for this type of transaction and include the acceleration of the principal amount outstanding under the Barclay Facility and the liquidation by Barclays of purchased assets then subject to the Barclays Facility.
CMBS - Term Repurchase Facilities
In February 2011, two of our wholly-owned subsidiaries entered into a master repurchase and securities agreement (the "2011 Facility") with Wells Fargo to finance the acquisition of CMBS. In March 2018, we paid off the 2011 Facility and allowed it to mature on March 31, 2018.
Securitizations
At March 31, 2018, we retain equity in six of the securitizations we had executed, of which three had been substantially liquidated.
Stockholders' Equity
Total stockholders' equity at March 31, 2018 was $550.2 million and gave effect to $1.8 million of net unrealized gains on our cash flow hedges and $597,000, after tax, of net unrealized losses on our available-for-sale portfolio, shown as a component of accumulated other comprehensive income.  Stockholders' equity at December 31, 2017 was $671.5 million and gave effect to $602,000 of unrealized gains on our cash flow hedges and $695,000, after tax, of net unrealized gains on our available-for-sale portfolio, shown as a component of accumulated other comprehensive income.  The decrease in stockholders' equity during the three months ended March 31, 2018 was primarily attributable to the March 2018 redemption of all remaining shares of Series B Preferred Stock, with a carrying value of $107.9 million and a loss on redemption of $7.5 million, and distributions on our common stock and Series B Preferred Stock.
Balance Sheet - Book Value Reconciliation
The following table reconciles our common stock book value from December 31, 2017 to March 31, 2018 (in thousands, except per share data and amounts in footnotes):

	Total Amount	Per Share Amount
Common stock book value at December 31, 2017 (1)	$447,634	$14.46
Net loss allocable to common shares	(12,582)	(0.40)
Change in other comprehensive income:
Available-for-sale securities	(1,292)	(0.04)
Derivatives	1,149	0.03
Common stock dividends	(1,560)	(0.05)
Common stock dividends on unvested shares	(23)	—
Accretion (dilution) from additional shares outstanding at March 31, 2018 (2)	898	(0.08)
Total net decrease	(13,410)	(0.54)
Common stock book value at March 31, 2018 (1)(3)	$434,224	$13.92

(1)
Per share calculations exclude unvested restricted stock, as disclosed on our consolidated balance sheets, of 465,808 shares and 483,073 shares at March 31, 2018 and December 31, 2017, respectively. The denominator for the calculation is 31,184,609 and 30,946,819 at March 31, 2018 and December 31, 2017, respectively.

(2)	Per share amount calculation includes the impact of 237,790 additional shares.

(3)	Common stock book value is calculated as total stockholders' equity of $550.2 million less preferred stock equity of $116.0 million at March 31, 2018.

(Back to Index)

(Back to Index)

Common stock book value includes $13.4 million of total discount resulting from the value of the conversion option on our convertible senior notes. The convertible senior notes' discounts will be amortized into interest expense over the remaining life of each note issuance. At March 31, 2018, common stock book value excluding this item would be $420.9 million, which equates to $13.50 per share.
Core Earnings
We use Core Earnings as a non-GAAP financial measure to evaluate our operating performance. We previously used Adjusted Funds from Operations as a non-GAAP measure of operating performance.
Core Earnings exclude the effects of certain transactions and accounting principles generally accepted in the United States of America ("GAAP") adjustments that we believe are not necessarily indicative of our current CRE loan portfolio and other CRE-related investments and operations. Core Earnings exclude income (loss) from all non-core assets such as commercial finance, middle market lending, residential mortgage lending, certain legacy CRE loans and other non-CRE assets designated as assets held for sale at the initial measurement date.(1)
Core Earnings, for reporting purposes, is defined as GAAP net income (loss) allocable to common shareholders, excluding (i) non-cash equity compensation expense, (ii) unrealized gains and losses, (iii) non-cash provisions for loan losses, (iv) non-cash impairments on securities, (v) non-cash amortization of discounts or premiums associated with borrowings, (vi) net income or loss from a limited partnership interest owned at the initial measurement date, (vii) net income or loss from non-core assets,(2)(3) (viii) real estate depreciation and amortization, (ix) foreign currency gains or losses and (x) income or loss from discontinued operations. Core Earnings may also be adjusted periodically to exclude certain one-time events pursuant to changes in GAAP and certain non-cash items.
Although pursuant to the Third Amended and Restated Management Agreement we calculate incentive compensation using Core Earnings excluding incentive fees payable to the Manager, beginning with the three months and year ended December 31, 2017 we include incentive fees payable to the Manager in Core Earnings for reporting purposes.
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

(Back to Index)

(Back to Index)

The following table provides a reconciliation from GAAP net (loss) income allocable to common shares to Core Earnings allocable to common shares for the periods presented (in thousands, except per share data and amounts in footnotes):

	For the Three Months Ended
	March 31,
	2018	Per Share Data	2017	Per Share Data
Net (loss) income allocable to common shares - GAAP	$(12,582)	$(0.40)	$2,700	$0.09
Adjustment for realized gain on CRE assets	—	—	—	—
Net (loss) income allocable to common shares - GAAP, adjusted	(12,582)	(0.40)	2,700	0.09

Reconciling items from continuing operations:
Non-cash equity compensation expense	967	0.03	788	0.02
Non-cash (recovery of) provision for CRE loan losses	(799)	(0.03)	860	0.03
Realized loss on core activities (4)	(2,167)	(0.07)	—	—
Non-cash amortization of discounts or premiums associated with borrowings	778	0.02	414	0.01
Net income from limited partnership interest owned at the initial measurement date (1)	—	—	(358)	(0.01)
Income tax (benefit) expense from non-core investments (2)(3)	(32)	—	1,499	0.05
Net realized loss on non-core assets (2)(3)	215	0.01	—	—
Net loss (income) from non-core assets (3)	397	0.01	(1,429)	(0.05)

Reconciling items from discontinued operations and CRE assets:
Net interest income on legacy CRE loans held for sale	(322)	(0.01)	(1,324)	(0.04)
Realized gain on liquidation of CRE loans	—	—	(6,954)	(0.23)
Fair value adjustments on legacy CRE loans held for sale	4,672	0.15	—	—
Net loss (income) from other non-CRE investments held for sale	478	0.02	(25)	—
(Income) loss from discontinued operations, net of taxes	(247)	(0.01)	561	0.02
Core Earnings allocable to common shares (5)	$(8,642)	$(0.28)	$(3,268)	$(0.11)

Reconciling items for nonrecurring activities:
Loss on redemption of Series B Preferred Stock	7,482	0.24	—	—
Realized loss on core activities	2,167	0.07	—	—
Core Earnings allocable to common shares, adjusted	$1,007	$0.03	$(3,268)	$(0.11)

Weighted average common shares - diluted	31,111		30,752

Core Earnings per common share - diluted (5)	$(0.28)		$(0.11)
Core Earnings per common share, adjusted - diluted	$0.03		$(0.11)

(1)	Initial measurement date is December 31, 2016.

(2)	Income tax (benefit) expense from non-core investments and net realized loss on non-core assets are components of net income or loss from non-core assets.

(3)
Non-core assets are investments and securities owned by RSO at the initial measurement date in (i) commercial finance, (ii) middle market lending, (iii) residential mortgage lending, (iv) legacy CRE loans designated as held for sale and (v) other non-CRE assets included in assets held for sale.

(4)	Payment of pending settlement of a securities litigation, previously accrued in 2017.

(5)	Core Earnings include a non-recurring charge of $7.5 million, or $(0.24) per common share-diluted, in connection with the redemption of Series B Preferred Stock.
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

(Back to Index)

(Back to Index)

In November 2016, our Board approved the Plan, pursuant to which we are focused on making CRE debt investments going forward. The Plan includes disposing of certain non-core businesses and investments and underperforming legacy CRE loans, as well as maintaining a dividend policy based on sustainable earnings. As part of the Plan, the Identified Assets were reclassified as discontinued operations and/or assets held for sale during the fourth quarter of 2016. The following table delineates these disposable investments by business segment and details the current net book value of the businesses and investments included in the Plan (in millions):

	Identified Assets at Plan Inception	Impairments/Adjustments on Non-Monetized Assets (1)(2)	Impairments/Adjustments on Monetized Assets (1)	Monetized through March 31, 2018 (3)	Net Book Value at March 31, 2018 (3)
Discontinued operations and assets held for sale:
Legacy CRE loans (4)	$194.7	$(18.3)	$(11.7)	$(107.4)	$57.3
Middle market loans	73.8	(17.0)	(0.8)	(54.0)	2.0
Residential mortgage lending segment (5)	56.6	(1.7)	(9.6)	(43.7)	1.6
Other assets held for sale	5.9	—	3.9	(8.9)	0.9
Subtotal - discontinued operations and assets held for sale	$331.0	$(37.0)	$(18.2)	$(214.0)	$61.8
Investments in unconsolidated entities	86.6	—	38.3	(124.3)	0.6
Commercial finance assets	62.5	—	—	(62.3)	0.2
Total	$480.1	$(37.0)	$20.1	$(400.6)	$62.6

(1)	Reflects adjustments as a result of the designation as assets held for sale or discontinued operations, which occurred during the third and fourth quarters of 2016 except as noted in (2) below.

(2)	The impairment adjustment to middle market loans includes $5.4 million of fair value adjustments that occurred prior to the inception of the Plan.

(3)
Residential mortgage lending segment and investments in unconsolidated entities include pro forma adjustments of $3.6 million and $4.3 million, respectively, for proceeds received in April 2018. Middle market loans include pro forma adjustments of $14.8 million for proceeds received in May 2018.

(4)
Legacy CRE loans includes $118.2 million par value of loans at the inception of the Plan that were not reflected on the consolidated balance sheets until our investment in RREF CDO 2007-1 was liquidated in November 2016.

(5)	Includes $1.9 million of cash and cash equivalents not classified as assets held for sale in the residential mortgage lending segment at March 31, 2018.
For the three months ended March 31, 2018, our principal sources of liquidity were: (i) proceeds of $177.3 million from financing activity, (ii) proceeds of $12.7 million from the sale of middle market loans, (iii) proceeds of $11.3 million from repayments on our CRE loan portfolio, (iv) proceeds of $8.0 million from our CRE securitizations that used repaid principal to invest in CRE loan future funding commitments, (v) proceeds of $5.6 million from our interest in Pelium Capital, an equity method investment and (vi) proceeds of $5.6 million from our investment in life settlement contracts. These sources of liquidity substantially provided the $61.5 million of unrestricted cash we held at March 31, 2018. In addition, we have $219.7 million from two CRE term facilities for the origination of CRE loans at March 31, 2018.
We utilize a variety of financing arrangements to finance certain assets. We generally utilize the following two types of financing arrangements:

1.
Repurchase Agreements:  Repurchase agreements effectively allow us to borrow against loans and securities that we own. Under these agreements, we sell our loans and securities to a counterparty and agree to repurchase the same loans and securities from the counterparty at a price equal to the original sales price plus interest. The counterparty retains the sole discretion over both whether to purchase the loan and security from us and, subject to certain conditions, the market value of such loan or security for purposes of determining whether we are required to pay margin to the counterparty. Generally, if the lender determines (subject to certain conditions) that the market value of the collateral in a repurchase transaction has decreased by more than a defined minimum amount, we would be required to repay any amounts borrowed in excess of the product of (i) the revised market value multiplied by (ii) the applicable advance rate. During the term of a repurchase agreement, we receive the principal and interest on the related loans and securities and pay interest to the counterparty. As of March 31, 2018, we have various repurchase agreements, as described below.

(Back to Index)

(Back to Index)

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

In February 2012, we entered into a master repurchase and securities agreement with Wells Fargo to finance the origination of CRE loans. The facility has a maximum capacity of $400.0 million and a maturity date of July 21, 2018, subject to three one-year extension rights which may extend the maturity to July 2021. During the first quarter of 2018, we amended certain financial covenants within the facility and we are in full compliance with all covenants at March 31, 2018. As of March 31, 2018, we had $258.1 million of borrowings outstanding with Wells Fargo secured by our CRE loans.
In September 2015, we entered into a master repurchase and securities agreement with Morgan Stanley to finance the origination of CRE loans. The facility has a maximum capacity of $250.0 million and an initial three year term that expires in September 2018 with an annual one-year extension option through September 2019. During the first quarter of 2018, we amended certain financial covenants within the facility and we are in full compliance with all covenants at March 31, 2018. As of March 31, 2018, we had $172.2 million of borrowings outstanding with Morgan Stanley secured by our CRE loans.
In April 2018, we entered into a master repurchase and securities agreement with Barclays to finance the origination of CRE loans. The facility has a maximum capacity of $250.0 million and an initial three year term that expires in April 2021, subject to certain one-year extension options in accordance with the facility's terms.
In November 2012, a subsidiary entered into a master repurchase and securities agreement (the "JP Morgan Securities Agreement") with JP Morgan Securities LLC to finance the purchase of CMBS. In April 2017, we entered into the first amendment of the JP Morgan Securities Agreement which amended the minimum stockholders' equity of the guarantor and maximum leverage ratio covenants. We had $10.5 million outstanding borrowings payable under the JP Morgan Securities Agreement at March 31, 2018.
In August 2017, a subsidiary entered into a master repurchase and securities agreement with RBC Capital Markets, LLC (the "RBC Securities Agreement") to finance the purchase of CMBS. We had $125.4 million outstanding borrowings payable under the RBC Securities Agreement at March 31, 2018.
Historically, we have financed the acquisition of our investments through CDOs and securitizations that essentially match the maturity and repricing dates of these financing vehicles with the maturities and repricing dates of our investments. We have in the past derived substantial operating cash from our equity investments in our CDOs and securitizations which, if the CDOs and securitizations fail to meet certain tests, will cease. Through March 31, 2018, we did not experience difficulty in maintaining our existing CDO and securitization financing and passed all of the critical tests required by these financings. We have called or substantially liquidated each of our remaining legacy CRE and commercial finance CDOs during 2016, which removes the requirement for us to maintain these tests going forward.

(Back to Index)

(Back to Index)

The following table sets forth the distributions made by and coverage test summaries for our active securitizations for the periods presented (in thousands):

Name	Cash Distributions		Overcollateralization Cushion (1)		End of Designated Principal Reinvestment Period
	For the Three Months Ended March 31, 2018	For the Year Ended December 31, 2017	At March 31, 2018	At the Initial Measurement Date
RCC 2015-CRE3 (2)	$1,428	$8,672	$61,469	$20,313	February 2017
RCC 2015-CRE4 (2)	$1,887	$8,554	$72,184	$9,397	September 2017
RCC 2017-CRE5 (2)	$10,601	$6,643	$19,655	$20,727	July 2020
Apidos Cinco (3)	$—	$2,056	N/A	$17,774	N/A

(1)	Overcollateralization cushion represents the amount by which the collateral held by the securitization issuer exceeds the maximum amount required.

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
The following table sets forth the distributions made by and liquidation details for our liquidated securitizations for the periods presented (in thousands):

Name	Cash Distributions		Liquidation Details
	For the Three Months Ended March 31, 2018	For the Year Ended December 31, 2017	Liquidation Date	Remaining Assets at the Liquidation Date (1)

RCC 2014-CRE2 (2)	$—	$33,050	August 2017	$92,980

(1)	The remaining assets at the liquidation date were measured at fair value and returned to us in exchange for our preference share and equity notes in the respective securitization.

(2)	Cash distributions for the year ended December 31, 2017 includes preference share and equity notes distributions at liquidation of $25.6 million for RCC 2014-CRE2.
At April 30, 2018, our liquidity consisted of two primary sources:

•	unrestricted cash and cash equivalents of $67.1 million;

•	approximately $87.0 million of available liquidity from the financing of unlevered CRE and CMBS positions; and

•	$396.2 million available under three term financing facilities to finance CRE loans.
Our leverage ratio, defined as the ratio of borrowings to stockholders' equity may vary as a result of the various funding strategies we use.  At March 31, 2018 and December 31, 2017, our leverage ratio was 2.2 times and 1.7 times, respectively. The leverage ratio increase was driven primarily by net additional borrowings combined with a decrease in stockholders' equity.
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

(Back to Index)

(Back to Index)

Contractual Obligations and Commitments

	Contractual Commitments (1)
	(dollars in thousands, except amounts in footnotes)
	Payments due by Period
	Total	Less than 1 Year	1 - 3 Years	3 - 5 Years	More than 5 Years
At March 31, 2018:
CRE securitizations	$298,971	$—	$—		$298,971
Unsecured junior subordinated debentures (2)	51,548	—	—	—	51,548
4.50% Convertible Senior Notes (3)	127,872	—	—	127,872	—
6.00% Convertible Senior Notes (4)	69,776	69,776	—	—	—
8.00% Convertible Senior Notes (5)	20,773	—	20,773	—	—
Repurchase and credit facilities (6)	653,446	606,398	47,048	—	—
Unfunded commitments on CRE loans (7)	86,157	22,916	63,241	—	—
Base management fees (8)	10,517	10,517	—	—	—
Total	$1,319,060	$709,607	$131,062	$127,872	$350,519

(1)	Contractual commitments on borrowings are presented net of deferred debt issuance costs and discounts.

(2)	Contractual commitments exclude $33.2 million and $33.7 million of estimated interest expense payable through maturity, in June 2036 and October 2036, respectively, on our trust preferred securities.

(3)	Contractual commitments exclude $28.7 million of interest expense payable through maturity, in August 2022, on our 4.50% convertible senior notes due 2022.

(4)	Contractual commitments exclude $2.9 million of interest expense payable through maturity, in December 2018, on our 6.00% convertible senior notes due 2018.

(5)	Contractual commitments exclude $3.1 million of interest expense payable through maturity, in January 2020, on our 8.00% convertible senior notes due 2020.

(6)	Contractual commitments include $1.4 million of accrued interest payable at March 31, 2018 on our repurchase facilities.

(7)
Unfunded commitments on our originated CRE whole loans generally fall into two categories: (i) pre-approved capital improvement projects and (ii) new or additional construction costs subject, in each case, to the borrower meeting specified criteria. Upon completion of the improvements or construction, we would receive additional interest income on the advanced amount. At March 31, 2018, we had unfunded commitments on 43 CRE whole loans.

(8)
Base management fees presented are based on an estimate of base management fees payable to our manager over the next the next 12 months. Our management agreement also provides for an incentive fee arrangement that is based on operating performance.  Because the incentive fee is not a fixed and determinable amount, it is not included in this table.

Off-Balance Sheet Arrangements
General
At March 31, 2018, we did not maintain any relationships with unconsolidated entities or financial partnerships that were established for the purpose of facilitating off-balance sheet arrangements or contractually narrow or limited purposes, although we do have interests in unconsolidated entities not established for those purposes. Except as set forth below, at March 31, 2018, we had not guaranteed obligations of any unconsolidated entities or entered into any commitment or letter of intent to provide additional funding to any such entities.
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

(Back to Index)

(Back to Index)

In May 2017, we received proceeds of $16.2 million from the sale of our equity interest in Pearlmark Mezz, an unconsolidated entity. As part of our sale of Pearlmark Mezz, we entered into an indemnification agreement whereby we indemnified the purchaser against realized losses of up to $4.3 million on the Kingsway mezzanine loan until the final maturity date in 2020. At March 31, 2018, we have a contingent liability, reported in accounts payable and other liabilities on our consolidated balance sheets, of $703,000 outstanding as a reserve for probable losses on the indemnification. No reserve for probable losses was recorded during the three months ended March 31, 2018.

ITEM 3 .	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
At March 31, 2018, the primary component of our market risk was interest rate risk, as described below. While we do not seek to avoid risk completely, we do seek to assume risk that can be quantified from historical experience, to actively manage that risk, to earn sufficient compensation to justify assuming that risk and to maintain capital levels consistent with the risk we undertake or to which we are exposed.
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
The following sensitivity analysis table presents, at March 31, 2018, the estimated impact on the fair value of our interest rate-sensitive investments, instruments and liabilities of changes in interest rates, assuming rates instantaneously fall 100 basis points and rise 100 basis points (in thousands, except percentages):

	March 31, 2018
	Interest rates fall 100 basis points	Unchanged	Interest rates rise 100 basis points
Interest rate-sensitive investment securities:
Fair value	$96,940	$94,093	$92,132
Change in fair value	$2,847	$—	$(1,961)
Change as a percent of fair value	3.03%	—%	(2.08)%

Interest rate-sensitive hedging instruments:
Fair value	$(1,828)	$1,751	$5,162
Change in fair value	$(3,579)	$—	$3,411
Change as a percent of fair value	(204)%		195%
For purposes of the table, we have excluded our investments and liabilities with variable interest rates that are indexed to LIBOR. Because the variable rates on these instruments are short-term in nature, we are not subject to material exposure from movements in fair value as a result of changes in interest rates.
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

•
using derivatives to adjust the interest rate sensitivity of our variable-rate borrowings, which we discuss in "Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations - Financial Condition - Hedging Instruments."

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
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting during the three months ended March 31, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

(Back to Index)

(Back to Index)

PART II

ITEM 1.	LEGAL PROCEEDINGS
We may become involved in litigation on various matters due to the nature of our business activities. The resolution of these matters may result in adverse judgments, fines, penalties, injunctions and other relief against us as well as monetary payments or other agreements and obligations. In addition, we may enter into settlements on certain matters in order to avoid the additional costs of engaging in litigation. Except as discussed below, we are unaware of any contingencies arising from such litigation that would require accrual or disclosure in the consolidated financial statements at March 31, 2018.
Open Litigation Matters
    Six separate shareholder derivative suits (the "New York State Actions") purporting to assert claims on behalf of us were filed in the Supreme Court of New York on the following dates: December 2015 (the "Reaves Action"), February 2017 (the "Caito Action"), March 2017 (the "Simpson Action"), March 2017 (the "Heckel Action"), May 2017 (the "Schwartz Action"), and August 2017 (the "Greff Action"). Plaintiffs in the Schwartz Action and Greff Action made demands on our board of directors (the "Board") before filing suit, but plaintiffs in the Reaves Action, Caito Action, Simpson Action and Heckel Action did not. All of the shareholder derivative suits are substantially similar and allege that certain of our current and former officers and directors breached their fiduciary duties, wasted corporate assets and/or were unjustly enriched. Certain complaints assert additional claims against Resource Capital Manager (the "Manager") and Resource America, Inc. ("Resource America") for unjust enrichment based on allegations that our Manager received excessive management fees from us. In June 2017, the Court stayed the Reaves Action, Caito Action, Simpson Action and Heckel Action (collectively, the "New York State Demand Futile Actions") in favor of the federal shareholder derivative litigation described below. Our time to respond to the complaints in the Schwartz Action and Greff Action is presently stayed by stipulation of the parties. We believe that the plaintiffs in each of the New York State Actions lack standing to assert claims derivatively on our behalf, and we intend to seek the dismissal of any New York State Action as to which the stay is lifted.
Four separate shareholder derivative suits purporting to assert claims on behalf of us were filed in the United States District Court for the Southern District of New York on the following dates by shareholders who declined to make a demand on the Board prior to filing suit: January 2017 (the "Greenberg Action"), January 2017 (the "Canoles Action"), January 2017 (the "DeCaro Action") and April 2017 (the "Gehan Action"). In May 2017, the Court consolidated the Greenberg Action, Canoles Action, DeCaro Action and Gehan Action as the "Federal Demand Futile Actions" and, in July 2017, appointed lead counsel and directed that a consolidated complaint be filed. Following consolidation, the plaintiffs in the Canoles Action and Gehan Action voluntarily dismissed their suits. The consolidated complaint in the Federal Demand Futile Actions, filed in August 2017, alleged claims for breach of fiduciary duty, corporate waste, unjust enrichment and violations of Section 14(a) of the Securities Exchange Act of 1934, as amended. In April 2018, the consolidated complaint in the Federal Demand Futile Actions was dismissed but such dismissal is currently on appeal.
Three additional shareholder derivative suits purporting to assert claims on behalf of us were filed in the United States District Court for the Southern District of New York (the "Court") on the following dates by shareholders who served demands on the Board to bring litigation and allege that their demands were wrongfully refused: February 2017 (the "McKinney Action"), March 2017 (the "Sherek/Speigel Action") and April 2017 (the "Sebenoler Action"). In May 2017, the Court consolidated the McKinney Action, Sherek/Speigel Action and Sebenoler Action as the "Federal Demand Refused Actions." A consolidated complaint was filed on June 30, 2017, alleging claims for breach of fiduciary duty, unjust enrichment and violations of Section 14(a) of the Securities Exchange Act. The consolidated complaint in the Federal Demand Refused Actions was dismissed in February 2018 but such dismissal is currently on appeal.
In August 2017, Robert Canoles filed a shareholder derivative suit in Maryland Circuit Court against certain of our current and former officers and directors, as well as our Manager and Resource America (the "Canoles Action"). Mr. Canoles had previously filed his suit in the United States District Court for the Southern District of New York, but voluntarily dismissed that action after the Court declined to appoint his counsel as lead counsel in the Federal Demand Futile Actions. The complaint in the Canoles Action, as amended in October 2017, asserts a variety of claims, including claims for breach of fiduciary duty, unjust enrichment and corporate waste, which are based on allegations substantially similar to those at issue in the Federal Demand Futile Actions. The Canoles Action was stayed by the Maryland Circuit Court in favor of the federal shareholder litigation described above. We believe that Canoles lacks standing to assert claims derivatively on our behalf and intend to seek the dismissal of the Canoles Action on that basis if the stay is lifted.
In September 2017, Michael Hafkey filed a shareholder derivative suit in the United States District Court for the District of Maryland against certain of our former officers and directors and our Manager (the "Hafkey Action"). The complaint asserts

(Back to Index)

(Back to Index)

a breach of fiduciary duty claim that is substantially similar to the claims at issue in the Federal Demand Refused Actions. Mr. Hafkey previously made a demand on the Board to investigate this claim, which was ultimately denied. We believe that Hafkey's claim that his demand to bring litigation was wrongfully refused is without merit and that Hafkey consequently lacks standing to assert claims derivatively on our behalf. We filed a motion to stay the Hafkey Action in favor of the duplicative Federal Demand Futile Actions, which is pending.
We had a general litigation reserve of $2.2 million, including estimated legal costs, for amounts in excess of our insurance coverage at both March 31, 2018 and December 31, 2017.
Primary Capital Mortgage, LLC ("PCM") is subject to litigation related to claims for repurchases or indemnifications on loans that PCM has sold to third parties.  At March 31, 2018, no such litigation demands were outstanding. At December 31, 2017, such litigation demands totaled approximately $6.5 million. Such litigation demands are included in the reserve for mortgage repurchases and indemnifications that totaled $1.7 million and $5.7 million at March 31, 2018 and December 31, 2017, respectively. The reserves for mortgage repurchases and indemnifications are included in liabilities held for sale on the consolidated balance sheets.
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
On November 22, 2017, the Plaintiff's motion for class certification was granted in Levin v. Resource Capital Corp. (the "Levin Action"), a previously disclosed securities litigation against us and certain of our current and former officers that is pending in the United States District Court for the Southern District of New York. On February 5, 2018, we entered into a stipulation and agreement of settlement (the "Settlement"), which received preliminary approval from the Court in April 2018, that is intended to settle all claims asserted in the action on behalf of the certified class, which consists, with specified exceptions, of all persons who purchased our common stock, 8.25% Series B Cumulative Redeemable Preferred Stock or 8.625% Fixed-to-Floating Series C Cumulative Redeemable Preferred Stock between October 31, 2012 and August 5, 2015. Under the terms of the proposed Settlement, which has been filed publicly with the Court, a payment of $9.5 million would be made to settle the litigation. The settlement payment would be funded principally by insurance coverage, and we do not anticipate that the Settlement would have a material adverse impact on our financial condition. In exchange for the settlement consideration, we and the individual defendants in the Levin Action (and certain related parties) would be released from all claims that have been or could have been asserted in the case by class members (and certain related parties), excluding persons who opt out of the Settlement, as further described in the stipulation and agreement of settlement filed with the Court. The proposed Settlement contains no admission of misconduct by us or any of the individual defendants and expressly acknowledges that we and the individual defendants deny all allegations of wrongdoing and maintain that we and they have at all times acted in good faith and in compliance with the law. The proposed Settlement is subject to, among other conditions, final court approval. Further, we have the right to terminate the Settlement under certain conditions, including if a specified number of class members timely and validly requesting exclusion from the class. There can be no assurance that the proposed Settlement will be finalized and approved, and the actual outcome of this matter may differ materially from the terms of the proposed Settlement described herein.

ITEM 1A.	RISK FACTORS
RISKS RELATED TO REAL ESTATE INVESTMENTS
Our investments in preferred equity involve a greater risk of loss than traditional debt financing.
We may make preferred equity investments in entities that own or acquire commercial real estate properties. Preferred equity investments involve a higher degree of risk than first mortgage loans due to a variety of factors, including the risk that, similar to mezzanine loans, such investments are subordinate to first mortgage loans and are not collateralized by property underlying the investment. Unlike mezzanine loans, preferred equity investments generally do not have a pledge of the ownership interests of the entity that owns the interest in the entity owning the property. Although as a holder of preferred equity we may enhance our position with covenants that limit the activities of the entity in which we hold an interest and protect our equity by obtaining an exclusive right to control the underlying property after an event of default, should such a default occur on our investment, we would only be able to proceed against the entity in which we hold an interest, and not the property owned by such entity and underlying our investment. As a result, we may not recover some or all of our investment.

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

10.6	Letter Agreement between Resource Capital Corp. and Resource America, Inc. (31)
10.7
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

10.8	Form of Indemnification Agreement. (35)
10.9	Exchange Agreement, dated August 10, 2017, by and between Resource Capital Corp., Oaktree Real Estate Debt Holdings Ltd., INVESTIN PRO RED HOLDINGS, LLC, and Oaktree TSE-16 Real Estate Debt, LLC. (36)
12.1	Statements re Computation of Ratios.
31.1	Rule 13a-14(a)/Rule 15d-14(a) Certification of Chief Executive Officer.
31.2	Rule 13a-14(a)/Rule 15d-14(a) Certification of Chief Financial Officer.
32.1	Certification Pursuant to 18 U.S.C. Section 1350.
32.2	Certification Pursuant to 18 U.S.C. Section 1350.
99.1(a)	Master Repurchase and Securities Contract for $150,000,000 between RCC Real Estate SPE 4, LLC, as Seller, and Wells Fargo Bank, National Association, as Buyer, Dated February 27, 2012. (14)
99.1(b)	Guaranty made by Resource Capital Corp. as guarantor, in favor of Wells Fargo Bank, National Association, dated February 27, 2012 (14)
99.1(c)
First Amendment to Master Repurchase and Securities Contract and Other Documents between RCC Real Estate SPE 4, LLC, as seller, and Wells Fargo Bank, National Association, as buyer, dated April 2, 2013. (23)

99.1(d)
Sixth Amendment to Master Repurchase and Securities Contract and Other Documents between RCC Real Estate SPE 4, LLC, as seller, and Wells Fargo Bank, National Association, as buyer, dated March 29, 2017. (39)

99.3(a)	Master Repurchase and Securities Contract Agreement between RCC Real Estate 6, LLC and Morgan Stanley Bank, NA, dated as of September 10, 2015. (30)
99.3(b)	Guaranty dated as of September 10, 2015, made by Resource Capital Corp., as guarantor, in favor of Morgan Stanley Bank, N.A. (30)
99.4(a)	Master Repurchase Agreement between RCC Real Estate SPE 7, LLC and Barclays Bank PLC, dated as of April 10, 2018. (40)
99.4(b)	Guaranty dated as of April 10, 2018, made by Resource Capital Corp., as guarantor, in favor of Barclays Bank PLC. (40)
99.6
Agreement and Plan of Merger dated as of May 22, 2016 by and among Resource America, Inc., C-III Capital Partners LLC, and Regent Acquisition Inc. (included as Exhibit A to the Letter Agreement referred in Exhibit 10.7) (31)

99.7	Federal Income Tax Consequences of our Qualification as a REIT. (33)
101	Interactive Data Files.

(Back to Index)

(Back to Index)

(1)	Filed previously as an exhibit to the Company's registration statement on Form S-11, Registration No. 333-126517.
(2)	Filed previously as an exhibit to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2006.
(3)	Filed previously as an exhibit to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2006.
(4)	Filed previously as an exhibit to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2013.
(5)	Filed previously as an exhibit to the Company's Current Report on Form 8-K filed on June 26, 2014.
(6)	Filed previously as an exhibit to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2009.
(7)	Filed previously as an exhibit to the Company's Proxy Statement filed on April 16, 2014.
(8)	Filed previously as an exhibit to the Company's Registration Statement on Form S-11 (File No. 333-132836).
(9)	Filed previously as an exhibit to the Company's Registration Statement on Form 8-A filed on June 9, 2014.
(10)	Filed previously as an exhibit to the Company's Annual Report on Form 10-K for the year ended December 31, 2010.
(11)	Filed previously as an exhibit to the Company's Current Report on Form 8-K filed on March 2, 2011.
(12)	Filed previously as an exhibit to the Company's Current Report on Form 8-K filed on February 4, 2014.
(13)	Filed previously as an exhibit to the Company's Annual Report on Form 10-K for the year ended December 31, 2012 filed on March 18, 2013.
(14)	Filed previously as an exhibit to the Company's Current Report on Form 8-K filed on March 2, 2012.
(15)	Filed previously as an exhibit to the Company's Current Report on Form 8-K filed on June 13, 2012.
(16)	Filed previously as an exhibit to the Company's registration statement on Form 8-A filed on June 8, 2012.
(17)	Filed previously as an exhibit to the Company's Current Report on Form 8-K filed on June 29, 2012.
(18)	Filed previously as an exhibit to the Company's Registration Statement on Form 8-A filed on September 28, 2012.
(19)	Filed previously as an exhibit to the Company's Current Report on Form 8-K filed on September 23, 2014.
(20)	Filed previously as an exhibit to the Company's Current Report on Form 8-K filed on January 13, 2015.
(21)	Filed previously as an exhibit to the Company's Current Report on Form 8-K filed on October 1, 2012.
(22)	Filed previously as an exhibit to the Company Current Report on Form 8-K filed on November 20, 2012.
(23)	Filed previously as an exhibit to the Company's Current Report on Form 8-K filed on April 8, 2013.
(24)	Filed previously as an exhibit to the Company's Current Report on Form 8-K filed on July 25, 2013.
(25)	Filed previously as an exhibit to the Company's Current Report on Form 8-K filed on October 21, 2013.
(26)	Filed previously as an exhibit to the Company's Current Report on Form 8-K filed on November 20, 2014.
(27)	Filed previously as an exhibit to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2014.
(28)	Filed previously as an exhibit to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2015.
(29)	Filed previously as an exhibit to the Company's Current Report on Form 8-K filed on September 1, 2015.
(30)	Filed previously as an exhibit to the Company's Current Report on Form 8-K filed on September 16, 2015.
(31)	Filed previously as an exhibit to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2016.
(32)	Filed previously as an exhibit to the Company's Current Report on Form 8-K filed on August 5, 2016.
(33)	Filed previously as an exhibit to the Company's Annual Report on Form 10-K for the year ended December 31, 2016.
(34)	Filed previously as an exhibit to the Company's Current Report on Form 8-K filed on June 8, 2017.
(35)	Filed previously as an exhibit to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2017.
(36)	Filed previously as an exhibit to the Company's Current Report on Form 8-K filed on August 16, 2017.
(37)	Filed previously as an exhibit to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2016.
(38)	Filed previously as an exhibit to the Company's Current Report on Form 8-K filed on December 18, 2017.
(39)	Filed previously as an exhibit to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2017.
(40)	Filed previously as an exhibit to the Company's Current Report on Form 8-K filed on April 12, 2018.

(Back to Index)

(Back to Index)

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

RESOURCE CAPITAL CORP.
(Registrant)

May 9, 2018	By:	/s/ Robert C. Lieber
Robert C. Lieber
Chief Executive Officer

May 9, 2018	By:	/s/ David J. Bryant
David J. Bryant
Senior Vice President
Chief Financial Officer and Treasurer

May 9, 2018	By:	/s/ Eldron C. Blackwell
Eldron C. Blackwell
Vice President
Chief Accounting Officer

(Back to Index)