Form 10-Q
period 2018-06-30
Exantas Capital Corp.
filed 2018-08-08
CIK 1332551

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2018
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from _________ to __________

Commission File Number: 1-32733
EXANTAS CAPITAL CORP.
(Exact name of registrant as specified in its charter)

Maryland	20-2287134
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

717 Fifth Avenue, New York, New York 10022
(Address of principal executive offices) (Zip Code)

(212) 621-3210
(Registrant's telephone number, including area code)

Resource Capital Corp.
(Former name, former address and former fiscal year, if changed since last report)
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  ☐ Yes ☑ No
The number of outstanding shares of the registrant's common stock on August 3, 2018 was 31,657,420 shares.

(Back to Index)

EXANTAS CAPITAL CORP. AND SUBSIDIARIES
INDEX TO QUARTERLY REPORT
ON FORM 10-Q

(Back to Index)

(Back to Index)

PART I
ITEM 1.    FINANCIAL STATEMENTS
EXANTAS CAPITAL CORP. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share data)

	June 30, 2018	December 31, 2017
	(unaudited)
ASSETS (1)
Cash and cash equivalents	$80,191	$181,490
Restricted cash	10,070	22,874
Accrued interest receivable	7,157	6,859
CRE loans, net of allowances of $4,529 and $5,328	1,446,018	1,284,822
Investment securities available-for-sale	318,424	211,737
Investment securities, trading	—	178
Loans held for sale	—	13
Principal paydowns receivable	—	76,129
Investments in unconsolidated entities	1,782	12,051
Derivatives, at fair value	2,273	602
Direct financing leases, net of allowances of $735	66	151
Other assets	5,225	7,451
Assets held for sale (amounts include $18,000 and $61,841 of legacy CRE loans held for sale in continuing operations, see Note 21)	20,956	107,718
Total assets	$1,892,162	$1,912,075
LIABILITIES (2)
Accounts payable and other liabilities	$3,335	$5,153
Management fee payable	938	1,035
Accrued interest payable	4,736	4,387
Borrowings	1,319,646	1,163,485
Distributions payable	4,891	5,581
Preferred stock redemption liability	—	50,000
Derivatives, at fair value	67	76
Accrued tax liability	241	540
Liabilities held for sale (see Note 21)	2,421	10,342
Total liabilities	1,336,275	1,240,599
STOCKHOLDERS' EQUITY
Preferred stock, par value $0.001: 10,000,000 shares authorized 8.25% Series B Cumulative Redeemable Preferred Stock, liquidation preference $25.00 per share; 0 and 4,613,596 shares issued and outstanding	—	5
Preferred stock, par value $0.001: 10,000,000 shares authorized 8.625% Fixed-to-Floating Series C Cumulative Redeemable Preferred Stock, liquidation preference $25.00 per share; 4,800,000 and 4,800,000 shares issued and outstanding	5	5
Common stock, par value $0.001: 125,000,000 shares authorized; 31,657,420 and 31,429,892 shares issued and outstanding (including 427,591 and 483,073 unvested restricted shares)	32	31
Additional paid-in capital	1,081,586	1,187,911
Accumulated other comprehensive income	3,216	1,297
Distributions in excess of earnings	(528,952)	(517,773)
Total stockholders' equity	555,887	671,476
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$1,892,162	$1,912,075

The accompanying notes are an integral part of these statements
(Back to Index)

(Back to Index)

EXANTAS CAPITAL CORP. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS - (Continued)
(in thousands, except share and per share data)

	June 30, 2018	December 31, 2017
	(unaudited)
(1) Assets of consolidated variable interest entities ("VIEs") included in total assets above:
Restricted cash	$9,245	$20,846
Accrued interest receivable	2,738	3,347
CRE loans, pledged as collateral and net of allowances of $1,480 and $1,330	1,012,900	603,110
Loans held for sale	—	13
Principal paydowns receivable	—	72,207
Other assets	276	73
Total assets of consolidated VIEs	$1,025,159	$699,596

(2) Liabilities of consolidated VIEs included in total liabilities above:
Accounts payable and other liabilities	$119	$96
Accrued interest payable	485	592
Borrowings	632,004	416,655
Total liabilities of consolidated VIEs	$632,608	$417,343

The accompanying notes are an integral part of these statements
(Back to Index)

(Back to Index)
EXANTAS CAPITAL CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except share and per share data)
(unaudited)

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2018	2017	2018	2017
REVENUES
Interest income:
CRE loans	$25,435	$21,841	$47,818	$43,374
Securities	4,205	1,329	7,661	3,637
Other	20	465	138	2,095
Total interest income	29,660	23,635	55,617	49,106
Interest expense	16,159	14,347	30,543	28,601
Net interest income	13,501	9,288	25,074	20,505
Other revenue	152	964	57	1,892
Total revenues	13,653	10,252	25,131	22,397
OPERATING EXPENSES
Management fees	2,812	2,638	5,625	5,318
Equity compensation	659	734	1,626	1,522
General and administrative	2,547	3,580	5,607	7,443
Depreciation and amortization	19	32	32	100
Impairment losses	—	—	—	177
Provision for (recovery of) loan and lease losses, net	—	131	(799)	1,130
Total operating expenses	6,037	7,115	12,091	15,690

	7,616	3,137	13,040	6,707
OTHER INCOME (EXPENSE)
Equity in earnings (losses) of unconsolidated entities	69	(118)	(223)	243
Net realized and unrealized gain on investment securities available-for-sale and loans and derivatives	932	9,478	290	17,084
Net realized and unrealized gain (loss) on investment securities, trading	58	(50)	53	(961)
Fair value adjustments on financial assets held for sale	9	79	(4,656)	58
Other income	506	17	517	85
Total other income (expense)	1,574	9,406	(4,019)	16,509

INCOME FROM CONTINUING OPERATIONS BEFORE TAXES	9,190	12,543	9,021	23,216
Income tax (expense) benefit	(1)	25	31	(1,474)
NET INCOME FROM CONTINUING OPERATIONS	9,189	12,568	9,052	21,742
NET LOSS FROM DISCONTINUED OPERATIONS, NET OF TAX	(450)	(4,184)	(203)	(4,745)
NET INCOME	8,739	8,384	8,849	16,997
Net income allocated to preferred shares	(2,587)	(6,015)	(7,797)	(12,029)
Consideration paid in excess of carrying value of preferred shares	—	—	(7,482)	—
Net loss allocable to non-controlling interest, net of taxes	—	95	—	196
NET INCOME (LOSS) ALLOCABLE TO COMMON SHARES	$6,152	$2,464	$(6,430)	$5,164

The accompanying notes are an integral part of these statements
(Back to Index)

(Back to Index)

EXANTAS CAPITAL CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS - (Continued)
(in thousands, except share and per share data)
(unaudited)

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2018	2017	2018	2017
NET INCOME (LOSS) PER COMMON SHARE - BASIC:
CONTINUING OPERATIONS	$0.21	$0.22	$(0.20)	$0.32
DISCONTINUED OPERATIONS	$(0.01)	$(0.14)	$(0.01)	$(0.15)
TOTAL NET INCOME (LOSS) PER COMMON SHARE - BASIC	$0.20	$0.08	$(0.21)	$0.17
NET INCOME (LOSS) PER COMMON SHARE - DILUTED:
CONTINUING OPERATIONS	$0.21	$0.22	$(0.20)	$0.32
DISCONTINUED OPERATIONS	$(0.01)	$(0.14)	$(0.01)	$(0.15)
TOTAL NET INCOME (LOSS) PER COMMON SHARE - DILUTED	$0.20	$0.08	$(0.21)	$0.17
WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING - BASIC	31,215,598	30,820,442	31,163,859	30,786,527
WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING - DILUTED	31,402,010	31,020,926	31,163,859	30,967,840

The accompanying notes are an integral part of these statements
(Back to Index)

(Back to Index)
EXANTAS CAPITAL CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(in thousands)
(unaudited)

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2018	2017	2018	2017
Net income	$8,739	$8,384	$8,849	$16,997
Other comprehensive income (loss):
Reclassification adjustments for realized (income) losses on investment securities available-for-sale included in net income	—	(1,179)	217	(1,179)
Unrealized gains (losses) on investment securities available-for-sale, net	1,607	(1,628)	98	(1,494)
Reclassification adjustments associated with unrealized losses from interest rate hedges included in net income	—	75	—	93
Unrealized gains on derivatives, net	455	—	1,604	—
Total other comprehensive (loss) income	2,062	(2,732)	1,919	(2,580)
Comprehensive income (loss) before allocation to non-controlling interests and preferred shares	10,801	5,652	10,768	14,417
Net income allocated to preferred shares	(2,587)	(6,015)	(7,797)	(12,029)
Consideration paid in excess of carrying value of preferred shares	—	—	(7,482)	—
Net loss allocable to non-controlling interest	—	95	—	196
Comprehensive income (loss) allocable to common shares	$8,214	$(268)	$(4,511)	$2,584

The accompanying notes are an integral part of these statements
(Back to Index)

(Back to Index)
EXANTAS CAPITAL CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
FOR THE SIX MONTHS ENDED JUNE 30, 2018
(in thousands, except share data)
(unaudited)

	Common Stock		Series B Preferred Stock	Series C Preferred Stock	Additional Paid-In Capital	Accumulated Other Comprehensive Income	Retained Earnings	Distributions in Excess of Earnings	Total Stockholders' Equity
	Shares	Amount
Balance, January 1, 2018	31,429,892	$31	$5	$5	$1,187,911	$1,297	$—	$(517,773)	$671,476
Stock-based compensation	236,387	1	—	—	—	—	—	—	1
Amortization of stock-based compensation	—	—	—	—	1,626	—	—	—	1,626
Retirement of common stock	(7,134)	—	—	—	(70)	—	—	—	(70)
Forfeiture of unvested stock	(1,725)	—	—	—	—	—	—	—	—
Net income	—	—	—	—	—	—	8,849	—	8,849
Distributions on preferred stock	—	—	—	—	—	—	(7,797)	—	(7,797)
Preferred stock redemption	—	—	(5)	—	(107,881)	—	(7,482)	—	(115,368)
Securities available-for-sale, fair value adjustment, net	—	—	—	—	—	315	—	—	315
Designated derivatives, fair value adjustment	—	—	—	—	—	1,604	—	—	1,604
Distributions on common stock	—	—	—	—	—	—	6,430	(11,179)	(4,749)
Balance, June 30, 2018	31,657,420	$32	$—	$5	$1,081,586	$3,216	$—	$(528,952)	$555,887

The accompanying notes are an integral part of these statements
(Back to Index)

(Back to Index)
EXANTAS CAPITAL CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	For the Six Months Ended
	June 30,
	2018	2017
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$8,849	$16,997
Net loss from discontinued operations, net of tax	203	4,745
Net income from continuing operations	9,052	21,742
Adjustments to reconcile net income from continuing operations to net cash provided by continuing operating activities:
(Recovery of) provision for loan and lease losses, net	(799)	1,130
Depreciation, amortization and accretion	980	671
Amortization of stock-based compensation	1,626	1,522
Sale of and principal payments on syndicated corporate loans held for sale	60	1,076
Sale of and principal payments on investment securities, trading, net	241	4,493
Net realized and unrealized (gain) loss on investment securities, trading	(53)	961
Net realized and unrealized gain on investment securities available-for-sale and loans and derivatives	(290)	(17,084)
Fair value adjustments on financial assets held for sale	4,656	(58)
Impairment losses	—	177
Equity in losses (earnings) of unconsolidated entities	223	(243)
Return on investment from investments in unconsolidated entities	—	6,292
Changes in operating assets and liabilities	6,035	(590)
Net cash provided by continuing operating activities	21,731	20,089
Net cash provided by discontinued operating activities	621	20,531
Net cash provided by operating activities	22,352	40,620

CASH FLOWS FROM INVESTING ACTIVITIES:
Origination and purchase of loans	(331,473)	(207,672)
Principal payments received on loans and leases	277,275	267,714
Proceeds from sale of loans	12,000	—
Purchase of investment securities available-for-sale	(113,855)	(14,598)
Principal payments on investment securities available-for-sale	8,715	17,659
Proceeds from sale of investment securities available-for-sale	48	13,588
Return of capital from investments in unconsolidated entities	10,172	7,911
Proceeds from the sale of an investment in an unconsolidated entity	—	16,159
Settlement of derivative instruments	(46)	(696)
Net cash (used in) provided by continuing investing activities	(137,164)	100,065
Net cash provided by discontinued investing activities	27,557	2,621
Net cash (used in) provided by investing activities	(109,607)	102,686

CASH FLOWS FROM FINANCING ACTIVITIES:
Net proceeds from issuances of common stock and dividend reinvestment and stock purchase plan (net of offering costs of $0 and $31)	—	(31)
Repurchase of common stock	—	(82)
Retirement of common stock	(69)	—
Repurchase of preferred stock	(165,340)	—
Net (repayments of) proceeds from repurchase agreements	(60,522)	50,449
Proceeds from borrowings:
Securitizations	397,452	—
Payments on borrowings:
Securitizations	(177,762)	(177,817)
Payment of debt issuance costs	(7,371)	(3)
Distributions paid on preferred stock	(10,082)	(12,029)
Distributions paid on common stock	(3,154)	(3,118)

The accompanying notes are an integral part of these statements
(Back to Index)

(Back to Index)

EXANTAS CAPITAL CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS − (Continued)
(in thousands)
(unaudited)

	For the Six Months Ended
	June 30,
	2018	2017
Net cash used in continuing financing activities	(26,848)	(142,631)
Net cash used in discontinued financing activities	—	(16,081)
Net cash used in financing activities	(26,848)	(158,712)

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS AND RESTRICTED CASH	(114,103)	(15,406)
CASH AND CASH EQUIVALENTS AND RESTRICTED CASH AT BEGINNING OF PERIOD	204,364	119,425
CASH AND CASH EQUIVALENTS AND RESTRICTED CASH AT END OF PERIOD	$90,261	$104,019
SUPPLEMENTAL DISCLOSURE:
Interest expense paid in cash	$25,867	$25,139
Income taxes paid in cash	$—	$515

The accompanying notes are an integral part of these statements
(Back to Index)

(Back to Index)
EXANTAS CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2018
(unaudited)

NOTE 1 - ORGANIZATION
Exantas Capital Corp., a Maryland corporation, and its subsidiaries (collectively, the "Company") (formerly known as Resource Capital Corp.) is a real estate investment trust ("REIT") that is primarily focused on originating, holding and managing commercial mortgage loans and commercial real estate-related debt investments. The Company is externally managed by Exantas Capital Manager Inc. (the "Manager") (formerly known as Resource Capital Manager, Inc.), which is an indirect wholly-owned subsidiary of C-III Capital Partners LLC ("C-III"), a leading commercial real estate ("CRE") investment management and services company engaged in a broad range of activities. C-III is the beneficial owner of approximately 2.4% of the Company's outstanding common shares at June 30, 2018.
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
The following subsidiaries are consolidated in the Company's financial statements:

•
RCC Real Estate, Inc. ("RCC Real Estate"), a wholly-owned subsidiary, holds CRE loans, CRE-related securities and historically has held direct investments in real estate.  RCC Real Estate owns 100.0% of the equity of the following VIEs:

◦
Resource Capital Corp. 2014-CRE2, Ltd. ("RCC 2014-CRE2") and Resource Capital Corp. 2015-CRE4, Ltd. ("RCC 2015-CRE4") were established to complete CRE securitization issuances secured by a portfolio of CRE loans. In August 2017 and July 2018, RCC 2014-CRE2 and RCC 2015-CRE4, respectively, were liquidated and, as a result, the remaining assets were returned to the Company in exchange for the Company's preference shares and equity notes in the securitizations.

◦
Resource Capital Corp. 2015-CRE3, Ltd. ("RCC 2015-CRE3"), Resource Capital Corp. 2017-CRE5, Ltd. ("RCC 2017-CRE5") and Exantas Capital Corp. 2018-RSO6, Ltd. ("XAN 2018-RSO6") were each established to complete CRE securitization issuances secured by a separate portfolio of loans.

•
RCC Commercial, Inc. ("RCC Commercial"), a wholly-owned subsidiary, holds a 29.6% investment in NEW NP, LLC ("New NP, LLC"), which held one directly originated middle market loan at June 30, 2018 and historically held syndicated corporate loan investments. In July 2018 substantially all of the assets of the borrower for New NP, LLC's remaining loan were sold, resulting in repayment of the loan. New NP, LLC is reported in discontinued operations, see Note 21 for further discussion. RCC Commercial also owns 100.0% of Apidos CDO III, Ltd. ("Apidos CDO III"). Apidos CDO III, a taxable REIT subsidiary ("TRS"), was established to complete a collateralized debt obligation ("CDO") issuance secured by a portfolio of syndicated corporate loans and asset-backed securities ("ABS"). In June 2015, the Company liquidated Apidos CDO III and, as a result, substantially all of the assets were sold.

•
RCC Commercial II, Inc. ("Commercial II"), a wholly-owned subsidiary, historically invested in structured notes and subordinated notes of foreign, syndicated corporate loan collateralized loan obligation ("CLO") vehicles. Commercial II also owns equity in the following VIEs:

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

(Back to Index)

(Back to Index)

EXANTAS CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
JUNE 30, 2018
(unaudited)

◦	Commercial II owns 68.3% of the equity of Whitney CLO I, Ltd., a TRS that holds residual assets following a September 2013 liquidation.

•
RCC Commercial III, Inc. ("Commercial III"), a wholly-owned subsidiary, historically held investments in syndicated corporate loan investments.  Commercial III owns 90.0% of the equity of Apidos CDO I, LTD. ("Apidos CDO I"). Apidos CDO I, a TRS, was established to complete a CDO issuance secured by a portfolio of syndicated corporate loans and ABS. In October 2014, the Company liquidated Apidos CDO I and as a result substantially all of the assets were sold.

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

◦
Life Care Funding, LLC ("LCF") was established for the purpose of acquiring life settlement contracts. In July 2017, the Company purchased the balance of the outstanding membership interests of LCF, thereby becoming a single member LLC. In 2018, the remaining life settlement contracts matured or were sold.

◦	RCC TRS, LLC ("RCC TRS") holds investments in direct financing leases and investment securities, trading. RCC TRS also owns equity in the following:

▪	RCC TRS owns 100.0% of the equity of Resource TRS, LLC, which in turn holds a 25.8% investment in New NP, LLC, which is reported in discontinued operations.

▪	RCC TRS owns 44.6% of the equity in New NP, LLC, which is reported in discontinued operations.

▪	RCC TRS owns 80.2% of the equity in Pelium Capital Partners, L.P. ("Pelium Capital"). Pelium Capital, accounted for as an equity method investment, held investment securities, trading.

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

EXANTAS CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
JUNE 30, 2018
(unaudited)

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Principles of Consolidation
The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America ("GAAP") and the accounting policies set forth in Note 2 included in the Company's annual report on Form 10-K for the year ended December 31, 2017. The consolidated financial statements include the accounts of the Company, majority-owned or controlled subsidiaries and VIEs for which the Company is considered the primary beneficiary. All inter-company transactions and balances have been eliminated in consolidation.
Basis of Presentation
All adjustments necessary to present fairly the Company's financial position, results of operations and cash flows have been made.
Cash and Cash Equivalents
Cash and cash equivalents include cash on hand and all highly liquid investments with original maturities of three months or less at the time of purchase. At June 30, 2018 and December 31, 2017, approximately $77.4 million and $177.5 million, respectively, of the reported cash balances exceeded the Federal Deposit Insurance Corporation and Securities Investor Protection Corporation deposit insurance limits of $250,000 per respective depository or brokerage institution. However, all of the Company's cash deposits are held at multiple, established financial institutions to minimize credit risk exposure.
Restricted cash includes required account balance minimums primarily for the Company's CRE CDO securitizations and cash held in the syndicated corporate loan CDOs.
The following table provides a reconciliation of cash, cash equivalents and restricted cash on the consolidated balance sheets to the total amount shown on the consolidated statements of cash flows (dollars in thousands):

	June 30,
	2018	2017
Cash and cash equivalents	$80,191	$102,733
Restricted cash	10,070	1,286
Total cash, cash equivalents and restricted cash shown on the Company's consolidated statements of cash flows	$90,261	$104,019
Preferred Equity Investment
Preferred equity investments, which are subordinate to any loans but senior to common equity, depending on the investment's characteristics, may be accounted for as real estate, joint ventures or as mortgage loans. The Company's preferred equity investment is accounted for as a CRE loan held for investment, is carried at cost, net of unamortized loan fees and origination costs, and is included within CRE loans on the Company's consolidated balance sheets.  The Company accretes or amortizes any discounts or premiums over the life of the related loan utilizing the effective interest method. Interest and fees are recognized as income subject to recoverability, which is substantiated by obtaining annual appraisals on the underlying property.
Discontinued Operations
The results of operations of a component or a group of components of the Company that either has been disposed of or is classified as held for sale is reported in discontinued operations if the disposal represents a strategic shift that has or will have a major effect on the Company's operations and financial results.
Income Taxes
The Company established a full valuation allowance against its net deferred tax assets of approximately $10.4 million at June 30, 2018 as the Company believes it is more likely than not that the deferred tax assets will not be realized. This assessment was based on the Company's cumulative historical losses and uncertainties as to the amount of taxable income that would be generated in future years by the Company's TRSs.

(Back to Index)

(Back to Index)

EXANTAS CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
JUNE 30, 2018
(unaudited)

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
In January 2017, the FASB issued guidance to assist entities with evaluating whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses. The guidance provides a screen to determine when an integrated set of assets and activities (a "set") is not a business. The screen requires that when substantially all of the fair value of the gross assets acquired (or disposed of) is concentrated in a single identifiable asset or a group of similar identifiable assets, the set is not a business. If the screen is not met, the guidance requires that: (i) to be considered a business, a set must include, at a minimum, an input and a substantive process that together significantly contribute to the ability to create an output and (ii) remove the evaluation of whether a market participant could replace missing elements. The guidance also narrows the definition of an output to: the result of inputs and processes applied to those inputs that provide goods or services to customers, investment income (such as dividends or interest), or other revenues. Adoption did not have a material impact on the Company's consolidated financial statements.
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

EXANTAS CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
JUNE 30, 2018
(unaudited)

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
Accounting Standards to be Adopted in Future Periods
In June 2018, the FASB issued guidance to simplify the accounting for share-based payment transactions for acquiring goods and services from nonemployees by including these payments in the scope of the guidance for share-based payments to employees. The guidance is effective for annual reporting periods beginning after December 15, 2018, and interim periods within that reporting period. Early adoption is permitted. The Company is in the process of evaluating the impact of this new guidance.
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

EXANTAS CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
JUNE 30, 2018
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
Consolidated VIEs (the Company is the primary beneficiary)
Based on management's analysis, the Company is the primary beneficiary of eight and seven VIEs at June 30, 2018 and December 31, 2017, respectively (collectively, the "Consolidated VIEs").
The Consolidated VIEs were formed on behalf of the Company to invest in real estate-related securities, commercial mortgage-backed securities ("CMBS"), syndicated corporate loans, corporate bonds and ABS and were financed by the issuance of debt securities. The Manager and C-III Asset Management LLC ("C3AM"), a subsidiary of C-III, manage the CRE-related entities, and CVC Credit Partners manages the commercial finance-related entities on behalf of the Company. By financing these assets with long-term borrowings through the issuance of debt securities, the Company seeks to generate attractive risk-adjusted equity returns and to match the term of its assets and liabilities. The primary beneficiary determination for each of these VIEs was made at each VIE's inception and is continually assessed.
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
Creditors of the Company's Consolidated VIEs have no recourse to the general credit of the Company, nor to each other. During the three and six months ended June 30, 2018, the Company did not provide any financial support to any of its VIEs nor does it have any requirement to do so, although it may choose to do so in the future to maximize future cash flows on such investments by the Company. There are no explicit arrangements that obligate the Company to provide financial support to any of its Consolidated VIEs.

(Back to Index)

(Back to Index)

EXANTAS CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
JUNE 30, 2018
(unaudited)

The following table shows the classification and carrying values of assets and liabilities of the Company's Consolidated VIEs at June 30, 2018 (in thousands):

	CRE Securitizations	Other	Total
ASSETS
Restricted cash	$8,734	$511	$9,245
Accrued interest receivable	2,738	—	2,738
CRE loans, pledged as collateral	1,012,900	—	1,012,900
Other assets	267	9	276
Total assets (1)	$1,024,639	$520	$1,025,159

LIABILITIES
Accounts payable and other liabilities	$119	$—	$119
Accrued interest payable	485	—	485
Borrowings	632,004	—	632,004
Total liabilities	$632,608	$—	$632,608

(1)	Assets of each of the Consolidated VIEs may only be used to settle the obligations of each respective VIE.
Unconsolidated VIEs (the Company is not the primary beneficiary, but has a variable interest)
Based on management's analysis, the Company is not the primary beneficiary of the VIEs discussed below since it does not have both (i) the power to direct the activities that most significantly impact the VIE's economic performance and (ii) the obligation to absorb the losses of the VIE or the right to receive the benefits from the VIE, which could be significant to the VIE. Accordingly, the following VIEs are not consolidated in the Company's financial statements at June 30, 2018. The Company's maximum exposure to risk for each of these unconsolidated VIEs is set forth in the "Maximum Exposure to Loss" column in the table below.
Unsecured Junior Subordinated Debentures
The Company has a 100% interest in the common shares of Resource Capital Trust I ("RCT I") and RCC Trust II ("RCT II"), respectively, with a value of $1.5 million in the aggregate, or 3% of each trust, at June 30, 2018. RCT I and RCT II were formed for the purposes of providing debt financing to the Company. The Company completed a qualitative analysis to determine whether or not it is the primary beneficiary of each of the trusts and determined that it was not the primary beneficiary of either trust because it does not have the power to direct the activities most significant to the trusts, which include the collection of principal and interest and protection of collateral through servicing rights. Accordingly, neither trust is consolidated into the Company's consolidated financial statements.
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
RCM Global
The Company, together with certain of Resource America, Inc.'s ("Resource America"), a wholly-owned subsidiary of C-III, subsidiaries, former employees and former employees' spouses, holds a membership interest in RCM Global, which formerly held a portfolio of available-for-sale securities. RCM Global was determined to be a VIE based on the majority equity interest holders' inability to direct the activities that are most significant to the entity. In January 2016, following adoption of the amendments to the consolidation guidance under which the Company concluded that it was not the primary beneficiary of RCM Global, the Company deconsolidated and began accounting for its investment as an equity method investment in investments in unconsolidated entities on its consolidated financial statements. At June 30, 2018, the Company held a 63.8% interest in RCM Global, and the remainder was owned by subsidiaries and current and former employees of Resource America. The Company held an $80,000 investment at June 30, 2018.

(Back to Index)

(Back to Index)

EXANTAS CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
JUNE 30, 2018
(unaudited)

Pelium Capital
The Company, together with a subsidiary of Resource America, holds a partnership interest in Pelium Capital, a specialized credit opportunity fund that formerly held a portfolio of investment securities. In January 2016, upon adoption of the amendments to the consolidation guidance under which the Company concluded that it had a variable interest and was not the primary beneficiary in Pelium Capital, the Company deconsolidated and accounted for its investment as an equity method investment in investments in unconsolidated entities on its consolidated financial statements. At June 30, 2018, the Company held an 80.2% interest in Pelium Capital, with a carrying value of $154,000.
Wells Fargo Commercial Mortgage Trust 2017-C40
In October 2017, the Company purchased 95% of the Class E, F, G, H and J certificates of Wells Fargo Commercial Mortgage Trust 2017-C40 ("C40"), a B-piece investment in a Wells Fargo Commercial Mortgage Securities, Inc., private-label, $705.4 million securitization. C3AM, a related party that is not under common control, is the special servicer of C40. The Company determined that although its investment in C40 represented a variable interest, its investment did not provide the Company with a controlling financial interest. The Company accounts for its various investments in C40 as investment securities available-for-sale on its consolidated financial statements.
Prospect Hackensack JV LLC
In March 2018, the Company invested $19.2 million in the preferred equity of Prospect Hackensack JV LLC ("Prospect Hackensack"), a joint venture between the Company and an unrelated third party ("Managing Member"). Prospect Hackensack was formed for the purpose of acquiring and operating a multifamily CRE property. The Managing Member manages the daily operations of the property. The Company determined that although its investment in Prospect Hackensack represented a variable interest, its investment did not provide the Company with a controlling financial interest. The Company accounts for its investment in Prospect Hackensack's preferred equity as a CRE loan on its consolidated financial statements.
The following table shows the classification, carrying value and maximum exposure to loss with respect to the Company's unconsolidated VIEs at June 30, 2018 (in thousands):

	Unsecured Junior Subordinated Debentures	RCM Global	Pelium Capital	C40	Prospect Hackensack	Total	Maximum Exposure to Loss
ASSETS
Accrued interest receivable	$21	$—	$—	$167	$—	$188	$—
CRE loans	—	—	—	—	19,374	19,374	$19,374
Investment securities available-for-sale (1)	—	—	—	21,113	—	21,113	$20,938
Investments in unconsolidated entities	1,548	80	154	—	—	1,782	$1,782
Total assets	1,569	80	154	21,280	19,374	42,457

LIABILITIES
Accrued interest payable	688	—	—	—	—	688	N/A
Borrowings	51,548	—	—	—	—	51,548	N/A
Total liabilities	52,236	—	—	—	—	52,236	N/A
Net asset (liability)	$(50,667)	$80	$154	$21,280	$19,374	$(9,779)	N/A

(1)	The Company's investment in C40 is carried at fair value and its maximum exposure to loss is the amortized cost of the investment.
At June 30, 2018, there were no explicit arrangements or implicit variable interests that could require the Company to provide financial support to any of its unconsolidated VIEs.

(Back to Index)

(Back to Index)

EXANTAS CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
JUNE 30, 2018
(unaudited)

NOTE 4 - SUPPLEMENTAL CASH FLOW INFORMATION
The following table summarizes the Company's supplemental disclosure of cash flow information (in thousands):

	For the Six Months Ended
	June 30,
	2018	2017
Non-cash continuing financing activities include the following:
Distributions on common stock accrued but not paid	$3,166	$1,567
Distribution on preferred stock accrued but not paid	$1,725	$4,010
NOTE 5 - LOANS
The following is a summary of the Company's loans (dollars in thousands, except amounts in footnotes):

Description	Quantity	Principal	Unamortized (Discount) Premium, net (1)	Amortized Cost	Allowance for Loan Losses	Carrying Value (2)	Contractual Interest Rates (3)	Maturity Dates (4)(5)(6)
At June 30, 2018:
CRE loans held for investment:
Whole loans (7)(8)	78	$1,434,572	$(7,916)	$1,426,656	$(4,529)	$1,422,127	1M LIBOR plus 2.50% to 1M LIBOR plus 6.25%	July 2018 to July 2021
Mezzanine loan	1	4,700	—	4,700	—	4,700	10.00%	June 2028
Preferred equity investment (see Note 3) (9)(10)	1	19,374	(183)	19,191	—	19,191	11.50%	April 2025
Total CRE loans held for investment		1,458,646	(8,099)	1,450,547	(4,529)	1,446,018
Total loans		$1,458,646	$(8,099)	$1,450,547	$(4,529)	$1,446,018

At December 31, 2017:
CRE loans held for investment:
Whole loans (7)	70	$1,297,164	$(7,014)	$1,290,150	$(5,328)	$1,284,822	1M LIBOR plus 3.60% to 1M LIBOR plus 6.25%	February 2018 to January 2021
Total CRE loans held for investment		1,297,164	(7,014)	1,290,150	(5,328)	1,284,822
Syndicated corporate loans (11)	2	13	—	13	—	13	N/A	N/A
Total loans held for sale		13	—	13	—	13
Total loans		$1,297,177	$(7,014)	$1,290,163	$(5,328)	$1,284,835

(1)
Amounts include unamortized loan origination fees of $7.6 million and $6.7 million and deferred amendment fees of $482,000 and $268,000 being amortized over the life of the loans at June 30, 2018 and December 31, 2017, respectively.

(2)	Substantially all loans are pledged as collateral under various borrowings at June 30, 2018 and December 31, 2017.

(3)	LIBOR refers to the London Interbank Offered Rate.

(4)	Maturity dates exclude contractual extension options, subject to the satisfaction of certain terms, that may be available to the borrowers.

(5)	Maturity dates exclude one whole loan, with an amortized cost of $7.0 million, in default at June 30, 2018 and December 31, 2017.

(6)
Maturity dates exclude one whole loan, with an amortized cost of $11.5 million, in maturity default and performing with respect to debt service due in accordance with a forbearance agreement at June 30, 2018. The loan was classified as an asset held for sale and in maturity default at December 31, 2017.

(7)
Whole loans had $88.7 million and $84.1 million in unfunded loan commitments at June 30, 2018 and December 31, 2017, respectively.  These unfunded loan commitments are advanced as the borrowers formally request additional funding, as permitted under the loan agreement, and any necessary approvals have been obtained.

(8)
At June 30, 2018, two legacy CRE loans with amortized costs of $28.3 million were reclassified to whole loans from assets held for sale as it is now the Company's intent to hold these loans to maturity.

(9)	The interest rate on the Company's preferred equity investment pays currently at 8.00%. The remaining interest is deferred until maturity.

(10)	Beginning in April 2023, the Company has the right to unilaterally force the sale of the underlying property.

(11)	All syndicated corporate loans are second lien loans and are accounted for under the fair value option.

(Back to Index)

(Back to Index)

EXANTAS CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
JUNE 30, 2018
(unaudited)

The following is a summary of the contractual maturities, assuming full exercise of the extension options available to the borrowers, of the Company's CRE loans held for investment, at amortized cost (in thousands, except amounts in footnotes):

Description	2018	2019	2020 and Thereafter	Total
At June 30, 2018:
Whole loans (1)(2)	$—	$112,694	$1,295,446	$1,408,140
Mezzanine loan	—	—	4,700	4,700
Preferred equity investment	—	—	19,191	19,191
Total CRE loans(1)(2)	$—	$112,694	$1,319,337	$1,432,031

Description	2018	2019	2020 and Thereafter	Total
At December 31, 2017:
Whole loans (1)	$—	$148,622	$1,134,528	$1,283,150

(1)	Excludes one whole loan, with an amortized cost of $7.0 million, in default at June 30, 2018 and December 31, 2017.

(2)
Excludes one whole loan, with an amortized cost of $11.5 million, in maturity default and performing with respect to debt service due in accordance with a forbearance agreement at June 30, 2018. The loan was classified as an asset held for sale and in maturity default at December 31, 2017.

At June 30, 2018, approximately 31.2%, 24.0% and 13.1% of the Company's CRE loan portfolio was concentrated in the Southwest, Pacific and Mountain regions, respectively, based on carrying value, as defined by the National Council of Real Estate Investment Fiduciaries ("NCREIF"). At December 31, 2017, approximately 28.0%, 24.3%, and 12.5% of the Company's CRE loan portfolio was concentrated in the Southwest, Pacific and Mountain regions, respectively, based on carrying value.
Principal Paydowns Receivable
Principal paydowns receivable represents loan principal payments that have been received by the Company's servicers and trustees but have not been remitted to the Company. At June 30, 2018, the Company had no loan principal paydowns receivable. At December 31, 2017, the Company had $75.9 million of loan principal paydowns receivable, all of which was received in cash by the Company in January 2018.

(Back to Index)

(Back to Index)

EXANTAS CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
JUNE 30, 2018
(unaudited)

NOTE 6 - FINANCING RECEIVABLES
The following tables show the activity in the allowance for loan and lease losses for the six months ended June 30, 2018 and year ended December 31, 2017 and the allowance for loan and lease losses and recorded investments in loans and leases at June 30, 2018 and December 31, 2017 (in thousands):

	Six Months Ended June 30, 2018			Year Ended December 31, 2017
	Commercial Real Estate Loans	Direct Financing Leases	Total	Commercial Real Estate Loans	Syndicated Corporate Loans	Direct Financing Leases	Total
Allowance for loan and lease losses:
Allowance for loan and lease losses at beginning of period	$5,328	$735	$6,063	$3,829	$—	$465	$4,294
Provision for (recovery of) loan and lease losses, net	(799)	—	(799)	1,499	3	270	1,772
Loans charged-off	—	—	—	—	(3)	—	(3)
Allowance for loan and lease losses at end of period	$4,529	$735	$5,264	$5,328	$—	$735	$6,063

	June 30, 2018			December 31, 2017
	Commercial Real Estate Loans	Direct Financing Leases	Total	Commercial Real Estate Loans	Syndicated Corporate Loans	Direct Financing Leases	Total
Allowance for loan and lease losses ending balance:
Individually evaluated for impairment	$2,500	$735	$3,235	$2,500	$—	$735	$3,235
Collectively evaluated for impairment	$2,029	$—	$2,029	$2,828	$—	$—	$2,828
Loans acquired with deteriorated credit quality	$—	$—	$—	$—	$—	$—	$—
Loans and Leases:
Amortized cost ending balance:
Individually evaluated for impairment	$30,891	$801	$31,692	$7,000	$—	$886	$7,886
Collectively evaluated for impairment	$1,419,656	$—	$1,419,656	$1,283,150	$—	$—	$1,283,150
Loans acquired with deteriorated credit quality	$—	$—	$—	$—	$—	$—	$—
Credit quality indicators
Commercial Real Estate Loans
CRE loans are collateralized by a diversified mix of real estate properties and are assessed for credit quality based on the collective evaluation of several factors, including but not limited to: collateral performance relative to underwritten plan, time since origination, current implied and/or reunderwritten loan-to-collateral value ratios, loan structure and exit plan. Depending on the loan's performance against these various factors, loans are rated on a scale from 1 to 5, with loans rated 1 representing loans with the highest credit quality and loans rated 5 representing loans with lowest credit quality. The factors evaluated provide general criteria to monitor credit migration in the Company's loan portfolio, as such, a loan's rating may improve or worsen, depending on new information received.

(Back to Index)

(Back to Index)

EXANTAS CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
JUNE 30, 2018
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
• An updated appraisal is required.
All CRE loans are evaluated for any credit deterioration by debt asset management and certain finance personnel on at least a quarterly basis.
Whole loans are first individually evaluated for impairment; and to the extent not deemed impaired, a general reserve is established.
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
The Company's mezzanine loan and preferred equity investment are evaluated individually for impairment.

(Back to Index)

(Back to Index)

EXANTAS CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
JUNE 30, 2018
(unaudited)

Credit risk profiles of CRE loans at amortized cost and legacy CRE loans held for sale at the lower of cost or fair value were as follows (in thousands, except amounts in footnotes):

	Rating 1	Rating 2	Rating 3 (1)	Rating 4	Rating 5 (2)	Held for Sale (3)	Total
At June 30, 2018:
Whole loans	$13,000	$1,271,509	$130,302	$4,845	$7,000	$—	$1,426,656
Mezzanine loan (4)	—	4,700	—	—	—	—	4,700
Preferred equity investment (4)	—	19,191	—	—	—	—	19,191
Legacy CRE loans held for sale	—	—	—	—	—	18,000	18,000
	$13,000	$1,295,400	$130,302	$4,845	$7,000	$18,000	$1,468,547

At December 31, 2017:
Whole loans	$65,589	$1,040,883	$171,841	$4,837	$7,000	$—	$1,290,150
Legacy CRE loans held for sale	—	—	—	—	—	61,841	61,841
	$65,589	$1,040,883	$171,841	$4,837	$7,000	$61,841	$1,351,991

(1)
Includes one whole loan, with an amortized cost of $11.5 million, that was in maturity default at June 30, 2018. The loan is performing with respect to debt service due in accordance with a forbearance agreement at June 30, 2018.

(2)	Includes one whole loan, with an amortized cost of $7.0 million, that was in default at June 30, 2018 and December 31, 2017.

(3)	Includes one and two legacy CRE loans that were in default with total carrying values of $18.0 million and $22.5 million at June 30, 2018 and December 31, 2017, respectively.

(4)	The Company's mezzanine loan and preferred equity investment are evaluated individually for impairment.
At June 30, 2018 and December 31, 2017, the Company had one CRE whole loan designated as an impaired loan with a risk rating of 5 due to short term vacancy/tenant concerns and a past due maturity of February 2017. The loan had an amortized cost of $7.0 million at June 30, 2018 and December 31, 2017. The Company obtained an appraisal of the collateral in 2016, indicating a fair value of $4.5 million, which it relied upon as a practical expedient for determining the value of the loan at June 30, 2018 and December 31, 2017. No additional provision was recorded on the loan for the three and six months ended June 30, 2018 and 2017. This loan was in default at June 30, 2018 and December 31, 2017.
At June 30, 2018, the Company had one legacy CRE loan and one mezzanine loan included in assets held for sale with total carrying values of $18.0 million, comprising total amortized cost bases of $24.6 million less a valuation allowance of $6.6 million. The mezzanine loan held for sale had no fair value at June 30, 2018.
At December 31, 2017, the Company had four legacy CRE loans and one mezzanine loan included in assets held for sale with total carrying values of $61.8 million, comprising total amortized cost bases of $63.8 million less a valuation allowance of $1.9 million. The mezzanine loan held for sale had no fair value at December 31, 2017.
In June 2018, the Company sold the note and deed of trust of one legacy CRE loan for $12.0 million, resulting in a realized gain of $1.0 million for the three and six months ended June 30, 2018.
At June 30, 2018, the Company reclassified two legacy CRE loans back into the CRE loan portfolio at the lesser of each loan's cost or market value, totaling $28.3 million, as the Company now intends to hold the loans to maturity. The loans are classified as CRE loans on the consolidated balance sheets. One reclassified loan with an amortized cost of $11.5 million was in maturity default at June 30, 2018 and December 31, 2017 and is performing with respect to debt service due in accordance with a forbearance agreement.
At June 30, 2018 and December 31, 2017, the one remaining legacy CRE loan had a carrying value of $18.0 million and $22.5 million, respectively. An additional fair value adjustment of $4.7 million, which included protective advances of $172,000, to reduce the carrying value was recognized during the six months ended June 30, 2018. This adjustment was recorded based on the receipt of updated appraisals in April 2018 and was recognized in fair value adjustments on financial assets held for sale on the Company's consolidated statements of operations. No valuation adjustments were recognized for the three months ended June 30, 2018, nor the three and six months ended June 30, 2017. The loan is currently in default.
At December 31, 2017, 45.8%, 36.4% and 17.8% of the Company's legacy CRE loans were concentrated in retail, hotel and office, respectively, based on carrying value. Of these loans, 82.2% and 17.8% were within the Pacific and Mountain regions, respectively.

(Back to Index)

(Back to Index)

EXANTAS CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
JUNE 30, 2018
(unaudited)

Except as previously discussed, all of the Company's CRE loans, its mezzanine loan and its preferred equity investment were current with respect to contractual principal and interest at June 30, 2018.
Direct Financing Leases
The Company recorded no provision for lease losses against the value of its direct financing leases during the three and six months ended June 30, 2018. The Company recorded a provision for lease losses of $131,000 and $270,000 during the three and six months ended June 30, 2017, respectively. The Company held $66,000 and $151,000 of direct financing leases, net of reserves, at June 30, 2018 and December 31, 2017, respectively.
Loan Portfolios Aging Analysis
The following table presents the CRE loan portfolio aging analysis as of the dates indicated at amortized cost and legacy CRE loans held for sale at the lower of cost or fair value (in thousands, except amounts in footnotes):

	30-59 Days	60-89 Days	Greater than 90 Days (1)(2)	Total Past Due (3)	Current	Total Loans Receivable (4)	Total Loans > 90 Days and Accruing (2)
At June 30, 2018:
Whole loans	$—	$—	$18,516	$18,516	$1,408,140	$1,426,656	$11,516
Mezzanine loan	—	—	—	—	4,700	4,700	—
Preferred equity investment	—	—	—	—	19,191	19,191	—
Legacy CRE loans held for sale	—	—	18,000	18,000	—	18,000	—
Total loans	$—	$—	$36,516	$36,516	$1,432,031	$1,468,547	$11,516

At December 31, 2017:
Whole loans	$—	$—	$7,000	$7,000	$1,283,150	$1,290,150	$—
Legacy CRE loans held for sale	11,516	—	11,000	22,516	39,325	61,841	—
Total loans	$11,516	$—	$18,000	$29,516	$1,322,475	$1,351,991	$—

(1)	Includes one whole loan, with an amortized cost of $7.0 million, that was in default at June 30, 2018 and December 31, 2017.

(2)
Includes one whole loan, with an amortized cost of $11.5 million, that was in maturity default at June 30, 2018. The loan is performing with respect to debt service due in accordance with a forbearance agreement at June 30, 2018.

(3)	Includes one and two legacy CRE loans held for sale that were in default with total carrying values of $18.0 million and $22.5 million at June 30, 2018 and December 31, 2017, respectively.

(4)	Excludes direct financing leases of $66,000 and $151,000, net of reserves, at June 30, 2018 and December 31, 2017, respectively.

(Back to Index)

(Back to Index)

EXANTAS CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
JUNE 30, 2018
(unaudited)

Impaired Loans
The following tables show impaired loans as of the dates indicated (in thousands):

	Recorded Balance	Unpaid Principal Balance	Specific Allowance	Average Investment in Impaired Loans	Interest Income Recognized
At June 30, 2018:
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
Troubled-Debt Restructurings ("TDR")
There were no TDRs for the six months ended June 30, 2018 and 2017.

NOTE 7 - INVESTMENT SECURITIES, TRADING
Structured notes are CLO debt securities collateralized by syndicated corporate loans. The following table summarizes the Company's structured notes classified as investment securities, trading and carried at fair value (in thousands, except number of securities):

	Number of Securities	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
At June 30, 2018:
Structured notes	1	$1,000	$—	$(1,000)	$—

At December 31, 2017:
Structured notes	4	$2,891	$—	$(2,713)	$178
The Company did not sell any investment securities during the three months ended June 30, 2018 and two investment securities resulting in realized losses of $5,000 during the six months ended June 30, 2018. The Company did not sell any investment securities during the three months ended June 30, 2017 and one investment security resulting in a realized gain of $9,000 during the six months ended June 30, 2017.
The Company received payoff proceeds on one investment security resulting in a realized loss of $3,000 during the three and six months ended June 30, 2018.

(Back to Index)

(Back to Index)

EXANTAS CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
JUNE 30, 2018
(unaudited)

NOTE 8 - INVESTMENT SECURITIES AVAILABLE-FOR-SALE
The following table summarizes the Company's investment securities available-for-sale, including those pledged as collateral. As of December 31, 2017, ABS may include, but are not limited to, the Company's investments in securities backed by syndicated corporate loans and other loan obligations. Investment securities available-for-sale are carried at fair value (in thousands, except amounts in the footnote):

	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value (1)
At June 30, 2018:
CMBS	$317,414	$2,347	$(1,337)	$318,424
Total	$317,414	$2,347	$(1,337)	$318,424

At December 31, 2017:
CMBS	$210,806	$1,947	$(1,174)	$211,579
ABS	259	—	(101)	158
Total	$211,065	$1,947	$(1,275)	$211,737

(1)	At June 30, 2018 and December 31, 2017, $255.2 million and $169.6 million, respectively, of investment securities available-for-sale were pledged as collateral under related financings.
The following table summarizes the estimated payoff dates of the Company's investment securities available-for-sale according to their estimated weighted average life classifications (in thousands, except percentages):

	June 30, 2018			December 31, 2017
	Amortized Cost	Fair Value	Weighted Average Coupon	Amortized Cost	Fair Value	Weighted Average Coupon
Less than one year (1)	$22,563	$22,237	5.32%	$25,475	$25,275	5.55%
Greater than one year and less than five years	172,565	173,646	5.04%	126,273	127,104	4.65%
Greater than five years and less than ten years	122,286	122,541	3.65%	59,317	59,358	3.53%
Total	$317,414	$318,424	4.52%	$211,065	$211,737	4.45%

(1)	The Company expects that the payoff dates of these CMBS and ABS will either be extended or that the securities will be paid off in full.
At June 30, 2018, the contractual maturities of the CMBS investment securities available-for-sale range from June 2022 to November 2059.
The following table summarizes the fair value, gross unrealized losses and number of securities aggregated by investment category and the length of time that individual investment securities available-for-sale have been in a continuous unrealized loss position during the periods specified (in thousands, except number of securities):

	Less than 12 Months			More than 12 Months			Total
	Fair Value	Unrealized Losses	Number of Securities	Fair Value	Unrealized Losses	Number of Securities	Fair Value	Unrealized Losses	Number of Securities
At June 30, 2018:
CMBS	$39,979	$(883)	13	$4,072	$(454)	5	$44,051	$(1,337)	18
Total temporarily impaired securities	$39,979	$(883)	13	$4,072	$(454)	5	$44,051	$(1,337)	18

At December 31, 2017:
CMBS	$49,016	$(888)	12	$1,308	$(286)	4	$50,324	$(1,174)	16
ABS	158	(101)	1	—	—	—	158	(101)	1
Total temporarily impaired securities	$49,174	$(989)	13	$1,308	$(286)	4	$50,482	$(1,275)	17
The unrealized losses in the above table are considered to be temporary impairments due to market factors and are not reflective of credit deterioration.

(Back to Index)

(Back to Index)

EXANTAS CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
JUNE 30, 2018
(unaudited)

The Company recognized no other-than-temporary impairments on its investment securities available-for-sale for the three and six months ended June 30, 2018 and 2017.
The following table summarizes the Company's sales of investment securities available-for-sale (in thousands, except positions sold and redeemed):

	For the Three Months Ended					For the Six Months Ended
	Positions Sold/Redeemed	Par Amount Sold/Redeemed	Amortized Cost	Realized Gain (Loss) (1)	Proceeds (2)	Positions Sold/Redeemed	Par Amount Sold/Redeemed	Amortized Cost	Realized Gain (Loss) (1)	Proceeds (2)
June 30, 2018:
ABS	0	$—	$—	$—	$—	2	$411	$265	$(217)	$48
CMBS	0	—	—	—	—	0	—	—	—	—
Total	—	$—	$—	$—	$—	2	$411	$265	$(217)	$48

June 30, 2017:
ABS	2	$9,605	$7,475	$1,792	$7,235	2	$9,605	$7,475	$1,792	$7,235
Total	2	$9,605	$7,475	$1,792	$7,235	2	$9,605	$7,475	$1,792	$7,235

(1)	The realized gains for the three and six months ended June 30, 2017 exclude foreign currency exchange losses that were hedged with foreign currency forward contracts.

(2)	Includes unsettled proceeds of $3.1 million, received in July 2017, from the sale of one ABS during the three and six months ended June 30, 2017.
NOTE 9 - INVESTMENTS IN UNCONSOLIDATED ENTITIES
The following table summarizes the Company's investments in unconsolidated entities at June 30, 2018 and December 31, 2017 and equity in earnings (losses) of unconsolidated entities for the three and six months ended June 30, 2018 and 2017 (in thousands, except percentages and amounts in footnotes):

				Equity in Earnings (Losses) of Unconsolidated Entities
				For the Three Months Ended		For the Six Months Ended
	Ownership % at June 30, 2018	June 30, 2018	December 31, 2017	June 30, 2018	June 30, 2017	June 30, 2018	June 30, 2017

Pelium Capital (1)	80.2%	$154	$10,503	$75	$82	$(230)	$(77)
RCM Global	63.8%	80	—	(6)	(166)	7	(170)
RRE VIP Borrower, LLC (2)	—%	—	—	—	37	—	37
Pearlmark Mezzanine Realty Partners IV, L.P. (3)	—%	—	—	—	(193)	—	165
Investment in LCC Preferred Stock (4)	—%	—	—	—	122	—	288
Subtotal		234	10,503	69	(118)	(223)	243
Investment in RCT I and II (5)	3.0%	1,548	1,548	(806)	(663)	(1,530)	(1,300)
Total		$1,782	$12,051	$(737)	$(781)	$(1,753)	$(1,057)

(1)	During the six months ended June 30, 2018 and 2017, the Company received distributions of $10.2 million and $13.6 million, respectively, on its investment in Pelium Capital.

(2)
The Company sold its investment in RRE VIP Borrower in December 2014. Earnings for the three and six months ended June 30, 2017 are related to insurance premium refunds with respect to the underlying sold properties in the portfolio.

(3)	The Company sold its investment in Pearlmark Mezzanine Reality Partners IV, L.P. ("Pearlmark Mezz") in May 2017.

(4)	The Company's investment in LEAF Commercial Capital, Inc. ("LCC") liquidated in July 2017 as a result of the sale of LCC.

(5)
During the six months ended June 30, 2018 and 2017, distributions from the trusts are recorded in interest expense on the Company's consolidated statements of operations as the investments are accounted for under the cost method.

During the six months ended June 30, 2018, investments held by Pelium Capital and RCM Global were substantially liquidated.

(Back to Index)

(Back to Index)

EXANTAS CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
JUNE 30, 2018
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

	Principal Outstanding	Unamortized Issuance Costs and Discounts	Outstanding Borrowings	Weighted Average Borrowing Rate	Weighted Average Remaining Maturity	Value of Collateral
At June 30, 2018:
RCC 2015-CRE3 Senior Notes	$16,592	$142	$16,450	6.07%	13.7 years	$80,632
RCC 2015-CRE4 Senior Notes	8,644	132	8,512	5.07%	14.1 years	97,827
RCC 2017-CRE5 Senior Notes	217,954	2,918	215,036	3.12%	16.1 years	336,734
XAN 2018-RSO6 Senior Notes	397,452	5,446	392,006	3.19%	17.0 years	514,225
Unsecured junior subordinated debentures	51,548	—	51,548	6.28%	18.2 years	—
4.50% Convertible Senior Notes	143,750	15,107	128,643	4.50%	4.1 years	—
6.00% Convertible Senior Notes	70,453	425	70,028	6.00%	154 days	—
8.00% Convertible Senior Notes	21,182	352	20,830	8.00%	1.5 years	—
CRE - term repurchase facilities (1)	160,755	1,968	158,787	4.34%	43 days	255,334
Trust certificates - term repurchase facilities (2)	74,134	417	73,717	6.58%	1.6 years	207,901
CMBS - short term repurchase agreements (3)	184,089	—	184,089	3.48%	48 days	262,654
Total	$1,346,553	$26,907	$1,319,646	4.07%	9.2 years	$1,755,307

	Principal Outstanding	Unamortized Issuance Costs and Discounts	Outstanding Borrowings	Weighted Average Borrowing Rate	Weighted Average Remaining Maturity	Value of Collateral
At December 31, 2017:
RCC 2015-CRE3 Senior Notes	$85,788	$396	$85,392	4.50%	14.2 years	$149,828
RCC 2015-CRE4 Senior Notes	90,883	407	90,476	3.65%	14.6 years	180,066
RCC 2017-CRE5 Senior Notes	244,280	3,493	240,787	2.51%	16.6 years	369,534
Unsecured junior subordinated debentures	51,548	—	51,548	5.49%	18.7 years	—
4.50% Convertible Senior Notes	143,750	16,626	127,124	4.50%	4.6 years	—
6.00% Convertible Senior Notes	70,453	928	69,525	6.00%	335 days	—
8.00% Convertible Senior Notes	21,182	466	20,716	8.00%	2.0 years	—
CRE - term repurchase facilities (1)	292,511	1,013	291,498	3.82%	222 days	432,125
Trust certificates - term repurchase facilities (2)	76,714	570	76,144	5.97%	2.1 years	214,375
CMBS - short term repurchase agreements (3)	82,647	—	82,647	2.79%	14 days	131,522
CMBS - term repurchase facilities (4)	27,628	—	27,628	3.05%	121 days	38,060
Total	$1,187,384	$23,899	$1,163,485	4.00%	7.3 years	$1,515,510

(1)	Principal outstanding includes accrued interest payable of $276,000 and $534,000 at June 30, 2018 and December 31, 2017, respectively.

(2)	Principal outstanding includes accrued interest payable of $203,000 and $203,000 at June 30, 2018 and December 31, 2017, respectively.

(3)	Principal outstanding includes accrued interest payable of $672,000 and $279,000 at June 30, 2018 and December 31, 2017, respectively.

(4)	Principal outstanding includes accrued interest payable of $46,000 at December 31, 2017.

(Back to Index)

(Back to Index)

EXANTAS CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
JUNE 30, 2018
(unaudited)

Securitizations
The following table sets forth certain information with respect to the Company's consolidated securitizations at June 30, 2018 (in thousands):

Securitization	Closing Date	Maturity Date	End of Designated Principal Reinvestment Period (1)	Total Note Paydowns Received from Closing Date through June 30, 2018
RCC 2015-CRE3	February 2015	March 2032	February 2017	$265,535
RCC 2015-CRE4	August 2015	August 2032	September 2017	$215,091
RCC 2017-CRE5	July 2017	July 2034	July 2020	$33,495
XAN 2018-RSO6	June 2018	June 2035	December 2020	$—

(1)
The designated principal reinvestment period is the period where principal payments received by each respective securitization may be designated by the Company to purchase funding participations of existing collateral originally underwritten at the close of each securitization, which were or would be funded outside of the deal structure.

The investments held by the Company's securitizations collateralize the securitizations' borrowings and, as a result, are not available to the Company, its creditors, or stockholders. All senior notes of the securitizations held by the Company at June 30, 2018 and December 31, 2017 are eliminated in consolidation.
RCC 2015-CRE3
In August 2018, a subsidiary of the Company initiated the optional redemption feature of RCC 2015-CRE3.
RCC 2015-CRE4
In July 2018, a subsidiary of the Company exercised the optional redemption feature of RCC 2015-CRE4, and all of the outstanding senior notes were paid off from the payoff proceeds of certain of the securitizations's assets.
XAN 2018-RSO6
In June 2018, the Company closed XAN 2018-RSO6, a $514.2 million CRE securitization transaction that provided financing for transitional CRE loans. XAN 2018-RSO6 offered approximately $405.0 million of senior notes, at par, to unrelated investors. A subsidiary of RCC Real Estate purchased 16.7% of the Class D senior notes and 100% of the Class E and Class F notes. In addition, a subsidiary of RCC Real Estate purchased an equity interest representing 100% of the outstanding preference shares. The Class E and Class F notes purchased by a subsidiary of RCC Real Estate are subordinated in right of payment to all other senior notes issued by XAN 2018-RSO6, but are senior in right of the payment to the preference shares. The equity interest is subordinated in right of payment to all other securities issued by XAN 2018-RSO6.
At closing, the senior notes issued to investors consisted of the following classes: (i) $290.5 million of Class A notes bearing interest at one-month LIBOR plus 0.83%, increasing to 1.08% in May 2023; (ii) $39.2 million of Class B notes bearing interest at one-month LIBOR plus 1.15%, increasing to 1.65% in July 2023; (iii) $30.2 million of Class C notes bearing interest at one-month LIBOR plus 1.85%, increasing to 2.35% in July 2023; (iv) $45.0 million of Class D notes bearing interest at one-month LIBOR plus 2.50%, increasing to 3.00% in September 2023; (v) $18.0 million of Class E notes bearing interest at one-month LIBOR plus 4.00%; and (vi) $21.9 million of Class F notes bearing interest at one-month LIBOR plus 5.00%.
All of the notes issued mature in June 2035, although the Company has the right to call the notes any time after July 2020 until maturity.

(Back to Index)

(Back to Index)

EXANTAS CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
JUNE 30, 2018
(unaudited)

Repurchase and Credit Facilities
Borrowings under the Company's repurchase agreements are guaranteed by the Company or one of its subsidiaries. The following table sets forth certain information with respect to the Company's repurchase agreements (in thousands, except percentages and amounts in footnotes):

	June 30, 2018				December 31, 2017
	Outstanding Borrowings (1)	Value of Collateral	Number of Positions as Collateral	Weighted Average Interest Rate	Outstanding Borrowings (1)	Value of Collateral	Number of Positions as Collateral	Weighted Average Interest Rate
CRE - Term Repurchase Facilities
Wells Fargo Bank, N.A. (2)	$92,621	$146,705	8	4.09%	$179,347	$268,003	19	3.68%
Morgan Stanley Bank, N.A. (3)	67,947	108,629	5	4.68%	112,151	164,122	9	4.05%
Barclays Bank PLC (4)	(1,782)	—	—	—%	—	—	—	—%

CMBS - Term Repurchase Facilities
Wells Fargo Bank, N.A.	—	—	—	—%	12,272	14,984	8	2.45%
Deutsche Bank AG (7)	—	—	—	—%	15,356	23,076	14	3.53%

Trust Certificates - Term Repurchase Facilities
RSO Repo SPE Trust 2015 (5)	26,624	89,121	2	7.57%	26,548	89,121	2	6.98%
RSO Repo SPE Trust 2017 (6)	47,093	118,780	2	6.02%	49,596	125,254	2	5.43%

CMBS - Short-Term Repurchase Agreements
RBC Capital Markets, LLC	156,643	207,291	22	3.48%	72,131	97,745	6	2.77%
JP Morgan Securities LLC	13,780	38,231	5	3.48%	10,516	33,777	2	2.93%
Deutsche Bank Securities Inc. (7)	13,667	17,132	11	3.43%	—	—	—	—%
Total	$416,593	$725,889			$477,917	$816,082

(1)	Outstanding borrowings includes accrued interest payable.

(2)	Includes $59,000 and $565,000 of deferred debt issuance costs at June 30, 2018 and December 31, 2017, respectively.

(3)	Includes $127,000 and $448,000 of deferred debt issuance costs at June 30, 2018 and December 31, 2017, respectively.

(4)	Includes $1.8 million of deferred debt issuance costs at June 30, 2018 and no deferred debt issuance costs at December 31, 2017.

(5)	Includes $59,000 and $133,000 of deferred debt issuance costs at June 30, 2018 and December 31, 2017, respectively.

(6)	Includes $263,000 and $320,000 of deferred debt issuance costs at June 30, 2018 and December 31, 2017, respectively.

(7)
In May 2018, the facility's term was rolled from a one-year basis, with extensions at the buyer's option, to a three-month basis. At June 30, 2018, the facility was reclassified from CMBS - term repurchase facilities to CMBS - short term repurchase agreements.

(Back to Index)

(Back to Index)

EXANTAS CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
JUNE 30, 2018
(unaudited)

The following table shows information about the amount at risk under the repurchase facilities at June 30, 2018 (in thousands, except percentages):

	Amount at Risk (1)	Weighted Average Remaining Maturity	Weighted Average Interest Rate
At June 30, 2018:
CRE - Term Repurchase Facilities
Wells Fargo Bank, N.A.	$54,677	21 days	4.09%
Morgan Stanley Bank, N.A.	$41,066	72 days	4.68%

Trust Certificates - Term Repurchase Facilities
RSO Repo SPE Trust 2015	$62,515	143 days	7.57%
RSO Repo SPE Trust 2017	$71,438	2.2 years	6.02%

CMBS - Short-Term Repurchase Agreements
RBC Capital Markets, LLC	$51,135	48 days	3.48%
JP Morgan Securities LLC	$24,535	46 days	3.48%
Deutsche Bank Securities Inc.	$3,510	56 days	3.43%

(1)	Equal to the total of the estimated fair value of securities or loans sold and accrued interest receivable, minus the total of the repurchase agreement liabilities and accrued interest payable.
The Company is in compliance with all covenants in each of the respective agreements at June 30, 2018.
CRE - Term Repurchase Facilities
In February 2012, a wholly-owned subsidiary of the Company entered into a master repurchase and securities agreement (the "2012 Facility") with Wells Fargo Bank, N.A. ("Wells Fargo") to finance the origination of CRE loans. In July 2018, the subsidiary entered into an amended and restated master repurchase agreement (the "2018 Facility"), in exchange for an extension fee and other reasonable costs, that maintained the $400.0 million maximum facility amount and extended the term of the facility to July 2020 with three one-year extension options exercisable at the Company's discretion. The 2018 Facility charges interest rates of one-month LIBOR plus spreads from 1.75% to 2.50%.
The 2018 Facility, consistent with the 2012 Facility, contains customary events of default. The remedies for such events of default are also customary for this type of transaction and include the acceleration of all obligations of the Company to repay the purchase price for purchased assets.
The 2018 Facility, consistent with the 2012 Facility, also contains margin call provisions relating to a decline in the market value of a security. Under these circumstances, Wells Fargo may require the Company to transfer cash in an amount sufficient to eliminate any margin deficit resulting from such a decline.
Consistent with the guaranty agreement dated February 2012, the Company continues to guarantee the payment and performance of its subsidiaries' obligations to the lender through an amended and restated guaranty agreement dated in July 2018 (the "2018 Guaranty"), including all reasonable expenses that are incurred by the lender in connection with the enforcement of the 2018 Facility. The 2018 Guaranty includes covenants that, among other requirements, stipulate certain thresholds, including: required liquidity, required capital, total indebtedness to total equity, EBITDA to interest expense, and total indebtedness.

(Back to Index)

(Back to Index)

EXANTAS CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
JUNE 30, 2018
(unaudited)

Contractual maturity dates of the Company's borrowings' principal outstanding by category and year are presented in the table below at June 30, 2018 (in thousands):

	Total	2018	2019	2020	2021	2022 and Thereafter
At June 30, 2018:
CRE securitizations	$640,642	$—	$—	$—	$—	$640,642
Unsecured junior subordinated debentures	51,548	—	—	—	—	51,548
4.50% Convertible Senior Notes	143,750	—	—	—	—	143,750
6.00% Convertible Senior Notes	70,453	70,453	—	—	—	—
8.00% Convertible Senior Notes	21,182	—	—	21,182	—	—
Repurchase and credit facilities	418,978	371,526	—	47,452	—	—
Total	$1,346,553	$441,979	$—	$68,634	$—	$835,940
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
In March 2018, the Company redeemed all remaining shares of its Series B Preferred Stock at a redemption price of $25.00 per share, or $115.3 million, plus accrued but unpaid distributions, resulting in a preferred stock redemption charge of $7.5 million on the consolidated statement of operations for the six months ended June 30, 2018.
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
Under a share repurchase plan authorized by the Board in August 2015, the Company was authorized to repurchase up to $50.0 million of its outstanding equity and debt securities. In March 2016, the Company's Board approved a new securities repurchase program for up to $50.0 million of its outstanding securities, which replaced the August 2015 repurchase plan. During the three and six months ended June 30, 2018 and 2017, the Company did not repurchase any shares of its common or preferred stock through this program. At June 30, 2018, $44.9 million remains available under this repurchase plan.
At June 30, 2018, the Company had 4.8 million shares of Series C Preferred Stock outstanding, with a weighted average issuance price, excluding offering costs, of $25.00.
NOTE 12 - SHARE-BASED COMPENSATION
The following table summarizes the Company's restricted common stock transactions:

	Non-Employee Directors	Non-Employees (1)	Former Employees	Total
Unvested shares at January 1, 2018	34,565	419,541	28,967	483,073
Issued	27,032	209,355	—	236,387
Vested	(29,947)	(237,039)	(23,158)	(290,144)
Forfeited	—	(1,725)	—	(1,725)
Unvested shares at June 30, 2018	31,650	390,132	5,809	427,591

(1)	Non-employees are employees of C-III or Resource America.

(Back to Index)

(Back to Index)

EXANTAS CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
JUNE 30, 2018
(unaudited)

The Company is required to value any unvested shares of restricted common stock granted to non-employees at the current market price. The fair values at grant date of the shares of restricted common stock granted to non-employees during the six months ended June 30, 2018 and 2017 were $2.0 million and $2.7 million, respectively. The fair values at grant date of shares of restricted common stock issued to the Company's eight non-employee directors during the six months ended June 30, 2018 and 2017 were $255,000 and $290,000, respectively.
At June 30, 2018, the total unrecognized restricted common stock expense for non-employees was $2.2 million, with a weighted average amortization period remaining of 2.2 years. At December 31, 2017, the total unrecognized restricted common stock expense for non-employees was $1.4 million, with a weighted average amortization period remaining of 2.0 years.
The following table summarizes restricted common stock grants during the six months ended June 30, 2018:

Date	Shares	Vesting per Year	Vesting Date(s)
January 18, 2018	209,355	33.3%	January 18, 2019, January 18, 2020 and January 18, 2021
February 1, 2018	3,727	100.0%	February 1, 2019
March 8, 2018	16,302	100.0%	March 8, 2019
June 1, 2018	3,493	100.0%	June 1, 2019
June 6, 2018	3,510	100.0%	June 6, 2019
The following table summarizes the status of the Company's vested stock options at June 30, 2018:

Vested Options	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Vested at January 1, 2018	10,000	$25.60
Vested	—	—
Exercised	—	—
Forfeited	—	—
Expired	—	—
Vested at June 30, 2018	10,000	$25.60	2.88	$—
There were no options granted during the six months ended June 30, 2018 or 2017. The outstanding stock options have contractual terms of ten years and will expire in 2021.
The components of equity compensation expense for the periods presented are as follows (in thousands):

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2018	2017	2018	2017
Restricted shares granted to non-employees (1)	$587	$675	$1,481	$1,390
Restricted shares granted to non-employee directors	72	59	145	132
Total equity compensation expense (2)	$659	$734	$1,626	$1,522

(1)	Non-employees are employees of C-III or Resource America.

(2)
Amounts exclude equity compensation expense for employees of PCM, which is included in net income (loss) from discontinued operations, net of tax on the consolidated statements of operations during the three and six months ended June 30, 2017.

Under the Company's Third Amended and Restated Management Agreement ("Management Agreement"), incentive compensation is paid quarterly. Up to 75% of the incentive compensation is paid in cash and at least 25% is paid in the form of an award of common stock, recorded in management fee on the consolidated statements of operations. The Manager received no incentive management fee for the three and six months ended June 30, 2018 or 2017.
All equity awards, apart from incentive compensation under the Management Agreement, are discretionary in nature and subject to approval by the compensation committee of the Company's Board.

(Back to Index)

(Back to Index)

EXANTAS CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
JUNE 30, 2018
(unaudited)

NOTE 13 - EARNINGS PER SHARE
The following table presents a reconciliation of basic and diluted earnings (losses) per share for the periods presented as follows (in thousands, except share and per share amounts):

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2018	2017	2018	2017
Net income from continuing operations	$9,189	$12,568	$9,052	$21,742
Net income allocated to preferred shares	(2,587)	(6,015)	(7,797)	(12,029)
Consideration paid in excess of carrying value of preferred shares	—	—	(7,482)	—
Net loss allocable to non-controlling interest, net of taxes	—	95	—	196
Net income (loss) from continuing operations allocable to common shares	6,602	6,648	(6,227)	9,909
Net loss from discontinued operations, net of tax	(450)	(4,184)	(203)	(4,745)
Net income (loss) allocable to common shares	$6,152	$2,464	$(6,430)	$5,164

Net income (loss) per common share - basic:
Weighted average number of shares outstanding	31,215,598	30,820,442	31,163,859	30,786,527
Continuing operations	$0.21	$0.22	$(0.20)	$0.32
Discontinued operations	(0.01)	(0.14)	(0.01)	(0.15)
Net income (loss) per common share - basic	$0.20	$0.08	$(0.21)	$0.17

Net income (loss) per common share - diluted:
Weighted average number of shares outstanding	31,215,598	30,820,442	31,163,859	30,786,527
Additional shares due to assumed conversion of dilutive instruments	186,412	200,484	—	181,313
Adjusted weighted-average number of common shares outstanding	31,402,010	31,020,926	31,163,859	30,967,840
Continuing operations	$0.21	$0.22	$(0.20)	$0.32
Discontinued operations	(0.01)	(0.14)	(0.01)	(0.15)
Net income (loss) per common share - diluted	$0.20	$0.08	$(0.21)	$0.17

Potentially dilutive shares excluded from calculation due to anti-dilutive effect (1)	14,885,296	9,002,859	14,885,296	9,002,859

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

NOTE 14 - ACCUMULATED OTHER COMPREHENSIVE INCOME
The following table presents the changes in each component of accumulated other comprehensive income for the six months ended June 30, 2018 (in thousands):

	Net Unrealized Gain on Derivatives	Net Unrealized Gain (Loss) on Investment Securities Available-for-Sale	Accumulated Other Comprehensive Income (Loss)
Balance at January 1, 2018	$602	$695	$1,297
Other comprehensive income (loss) before reclassifications	1,604	98	1,702
Amounts reclassified from accumulated other comprehensive income (1)	—	217	217
Balance at June 30, 2018	$2,206	$1,010	$3,216

(1)
Amounts reclassified from accumulated other comprehensive income are reclassified to net realized and unrealized gain on investment securities available-for-sale and loans and derivatives on the Company's consolidated statements of operations.

(Back to Index)

(Back to Index)

EXANTAS CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
JUNE 30, 2018
(unaudited)

NOTE 15 - RELATED PARTY TRANSACTIONS
Relationship with C-III and Certain of its Subsidiaries.  Resource America is a wholly-owned subsidiary of C-III, a leading CRE investment management and services company engaged in a broad range of activities, including primary and special loan servicing, loan origination, fund management, CDO management, principal investment, zoning due diligence, investment sales and multifamily property management. C-III is indirectly controlled and partially owned by Island Capital Group LLC ("Island Capital"), of which Andrew L. Farkas, the Company's Chairman, is the managing member. Mr. Farkas is also chairman and chief executive officer of C-III. In addition, Robert C. Lieber, the Company's Chief Executive Officer, is an executive managing director of both C-III and Island Capital. Matthew J. Stern, the Company's President, is a senior managing director of both C-III and Island Capital. Jeffrey P. Cohen, who is a member of the Company's Board, is an executive managing director of C-III and president of Island Capital. Those officers and the Company's other executive officers are also officers of the Company's Manager, Resource America, C-III and/or affiliates of those companies. At June 30, 2018, C-III indirectly beneficially owned 766,718, or 2.4%, of the Company's outstanding common shares.
The Company has a Management Agreement with the Manager, amended and restated on December 14, 2017, pursuant to which the Manager provides the day-to-day management of the Company's operations and receives substantial fees. For the three and six months ended June 30, 2018, the Manager earned base management fees of approximately $2.8 million and $5.6 million, respectively. For the three and six months ended June 30, 2017, the Manager earned base management fees of $2.6 million and $5.2 million, respectively. No incentive management fees were earned for the three and six months ended June 30, 2018 and 2017. At June 30, 2018 and December 31, 2017, $938,000 and $1.0 million, respectively, of base management fees were payable by the Company to the Manager.  The Manager and its affiliates provide the Company with a Chief Financial Officer and a sufficient number of additional accounting, finance, tax and investor relations professionals. The Company reimburses the Manager's and its affiliates' expenses for (a) the wages, salaries and benefits of the Chief Financial Officer, (b) a portion of the wages, salaries and benefits of accounting, finance, tax and investor relations professionals, in proportion to such personnel's percentage of time allocated to the Company's operations, and (c) personnel principally devoted to the Company's ancillary operating subsidiaries. The Company reimburses out-of-pocket expenses and certain other costs incurred by the Manager and its affiliates that relate directly to the Company's operations. For the three and six months ended June 30, 2018, the Company reimbursed the Manager $1.9 million and $2.3 million, respectively, for all such compensation and costs. For the three and six months ended June 30, 2017, the Company reimbursed the Manager $1.1 million and $3.0 million, respectively, for all such compensation and costs. At June 30, 2018 and December 31, 2017, the Company had payables to Resource America and its subsidiaries pursuant to the Management Agreement aggregating approximately $463,000 and $629,000, respectively. The Company's base management fee payable and expense reimbursements payable are recorded in management fee payable and accounts payable and other liabilities on the consolidated balance sheets, respectively.
At June 30, 2018, the Company retained equity in seven securitizations that were structured for the Company by the Manager, although three of the securitizations had been substantially liquidated as of June 30, 2018.  Under the Management Agreement, the Manager was not separately compensated by the Company for executing these transactions and is not separately compensated for managing the securitization entities and their assets.
Relationship with LCC. LCC, a former subsidiary of Resource America in which the Company owned a minority interest, originated and managed equipment leases and notes on behalf of the Company. In November 2011, the Company, together with LEAF Financial (which is a subsidiary of Resource America) and LCC, entered into a securities purchase agreement with Eos Partners, L.P. and certain of its affiliates. In July 2017, the Company sold its equity interests in LCC and received cash proceeds of $84.3 million and, as a result, LCC is no longer considered a related party. For the three and six months ended June 30, 2018, the Company did not record any income in respect of its equity interests in LCC. For the three and six months ended June 30, 2017, the Company recorded income of $122,000 and $288,000, respectively, in equity in earnings (losses) of unconsolidated entities on its consolidated statements of operations in respect of its equity interests in LCC.

(Back to Index)

(Back to Index)

EXANTAS CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
JUNE 30, 2018
(unaudited)

Relationship with CVC Credit Partners. In April 2012, ACM, a former subsidiary of Resource America, was sold to CVC Credit Partners, a joint venture entity in which Resource America indirectly owned a 24% interest through August 2017. CVC Credit Partners managed externally originated syndicated corporate loans on the Company's behalf.  In February 2011, one of the Company's subsidiaries purchased 100% of the ownership interests in Churchill Pacific Asset Management LLC ("CPAM") from Churchill Financial Holdings LLC for $22.5 million.  CPAM subsequently changed its name to RCAM. Through RCAM, the Company was entitled to collect senior, subordinated and incentive fees related to five CLOs holding approximately $1.9 billion in assets managed by RCAM.  RCAM was assisted by CVC Credit Partners in managing these CLOs.  CVC Credit Partners is entitled to 10% of all subordinated fees and 50% of the incentive fees received by RCAM.  For each of the three and six months ended June 30, 2018, CVC Credit Partners earned subordinated and incentive fees totaling $119,000. For the three and six months ended June 30, 2017, CVC Credit Partners earned subordinated and incentive fees totaling $775,000 and $1.3 million, respectively, netted in other revenue on the Company's consolidated statements of operations. The Company did not record any impairment on the related intangible assets of these CLOs during the six months ended June 30, 2018, and it recorded $177,000 of impairment during the six months ended June 30, 2017. The CLOs were liquidated in February 2013, January 2016, September 2016 and February 2017. At June 30, 2018 and December 31, 2017, the Company no longer had any investment in RCAM. C-III sold its interest in CVC Credit Partners in August 2017, and, as a result, CVC Credit Partners is no longer considered a related party of the Company.
Relationship with LTCC Funding. In December 2012, the Board authorized the Company to reimburse Resource America for costs incurred related to the Company's life care business, LTCC Funding. In December 2016, the Board authorized a reimbursement of $250,000 for fiscal year 2017, paid quarterly, of which $62,000 and $124,000 was incurred during the three and six months ended June 30, 2017. At December 31, 2017, $63,000 of authorized reimbursements were payable by the Company to Resource America and paid in January 2018. The annual reimbursement was not renewed for fiscal year 2018.
Relationship with Resource Real Estate, LLC. Resource Real Estate, LLC ("Resource Real Estate"), an indirect wholly-owned subsidiary of Resource America and C-III, originates, finances and manages the Company's CRE loan portfolio.  The Company reimburses Resource Real Estate for loan origination costs associated with all loans originated.  At June 30, 2018 and December 31, 2017, the Company had receivables from Resource Real Estate for loan deposits of $285,000 and $185,000, respectively.
Resource Real Estate serves as special servicer for the following five real estate securitization transactions, which provide financing for CRE loans: (i) RCC CRE Notes 2013, a $307.8 million securitization that closed in December 2013; (ii) RCC 2014-CRE2, a $353.9 million securitization that closed in July 2014; (iii) RCC 2015-CRE3, a $346.2 million securitization that closed in February 2015; (iv) RCC 2015-CRE4, a $312.9 million securitization that closed in August 2015; and (v) RCC 2017-CRE5, a $376.7 million securitization that closed in July 2017. With respect to each specially serviced mortgage loan, Resource Real Estate receives a special servicing fee, payable monthly and on an asset-by-asset basis, equal to the product of (a) the special servicing fee rate, 0.25% per annum, multiplied by (b) the outstanding principal balance of such specially serviced mortgage loan. In December 2016 and August 2017, RCC CRE Notes 2013 and RCC 2014-CRE2, respectively, were liquidated and, as a result, the remaining assets were returned to RCC Real Estate in exchange for the Company's preference shares and equity notes in those securitizations.
Relationship with C3AM and C-III Commercial Mortgage. C3AM serves as the primary servicer for RCC 2017-CRE5 and XAN 2018-RSO6, a $514.2 million securitization that closed in June 2018, and receives a servicing fee, payable monthly and on an asset-by-asset basis, equal to the product of (a) the servicing fee rate, 0.05% per annum, multiplied by (b) the outstanding principal balance of each mortgage loan for each securitization. C3AM serves as special servicer for XAN 2018-RSO6, under which it receives a special servicing fee equal to the product of (a) the special servicing fee rate, 0.25% per annum, multiplied by (b) the outstanding principal balance of such specially serviced mortgage loan, and C40. During the three and six months ended June 30, 2018, C3AM earned approximately $67,000 and $102,000, respectively, in servicing fees. The Company had payables to C3AM for approximately $16,000 at June 30, 2018.
In October 2017, C-III Commercial Mortgage LLC contributed loans to collateralize the C40 securitization, amounting to 10.2% of the total collateral pool value to the securitization.

(Back to Index)

(Back to Index)

EXANTAS CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
JUNE 30, 2018
(unaudited)

Relationship with RCM Global. In July 2014, the Company formed RCM Global Manager to invest in RCM Global, which held a portfolio of structured product securities that were liquidated in the second quarter of 2018. For the three and six months ended June 30, 2018, the Company recorded losses of $6,000 and earnings of $7,000, respectively, on its investment in RCM Global. For the three and six months ended June 30, 2017, the Company recorded losses of $166,000 and $170,000, respectively, on its investment in RCM Global. Earnings and losses on the investment in RCM Global are recorded in equity in earnings (losses) of unconsolidated entities on the consolidated statements of operations. At June 30, 2018, the Company's residual ownership interest in RCM Global was 63.8%, and the remainder was owned by subsidiaries and current and former employees of Resource America.
Relationship with Pelium Capital. The Company holds a partnership interest in Pelium Capital, a specialized credit opportunity fund managed by an indirect wholly-owned subsidiary of C-III that formerly held a portfolio of investment securities. For the three and six months ended June 30, 2018, the Company recorded earnings of $75,000 and losses of $230,000, respectively, on its investment in Pelium Capital. For the three and six months ended June 30, 2017, the Company recorded earnings of $82,000 and losses of $77,000, respectively, on its investment in Pelium Capital. Earnings and losses on the investment in Pelium Capital are recorded in equity in earnings (losses) of unconsolidated entities on the consolidated statements of operations. During the six months ended June 30, 2018 and 2017, the Company received proceeds of $10.2 million and $13.6 million as a result of the substantial liquidation of Pelium Capital's investments. The Company's investment balances in Pelium Capital were $154,000 and $10.5 million at June 30, 2018 and December 31, 2017, respectively. The Company held an 80.2% interest in Pelium Capital at June 30, 2018.
Relationship with Pearlmark Mezzanine Realty Partners IV. In June 2015, the Company committed to invest up to $50.0 million in Pearlmark Mezz. The investment advisor of Pearlmark Mezz is Pearlmark Real Estate LLC ("Pearlmark Manager"), which was 50% owned by Resource America. The Company paid Pearlmark Manager management fees of 1.0% on its unfunded committed capital and 1.5% on its invested capital. The Company was entitled to a management fee rebate of 25% for the first year of the fund, which ended in June 2016. Resource America credited any such fees paid by the Company to Pearlmark Manager against the base management fee that the Company paid to the Manager. In May 2017, the Company sold its equity interest in Pearlmark Mezz for proceeds of $16.2 million, and, as a result, ceased to have any further investment in or commitment to Pearlmark Mezz. As a result, Pearlmark Mezz is no longer considered a related party.
NOTE 16 - DISTRIBUTIONS
For the quarters ended June 30, 2018 and 2017, the Company declared and subsequently paid dividends of $0.10 and $0.05 per common share, respectively.
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

(Back to Index)

(Back to Index)

EXANTAS CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
JUNE 30, 2018
(unaudited)

The following tables present dividends declared (on a per share basis) for the six months ended June 30, 2018 and year ended December 31, 2017 (and for the period from January 1, 2018 through March 26, 2018 with respect to the Company's Series B Preferred Stock):

	Common Stock
	Date Paid	Total Dividend Paid	Dividend Per Share
		(in thousands)
2018
March 31	April 27	$1,584	$0.05
June 30	July 27	$3,165	$0.10

2017
March 31	April 27	$1,568	$0.05
June 30	July 28	$1,567	$0.05
September 30	October 27	$1,566	$0.05
December 31	January 26, 2018	$1,572	$0.05

	Series A Preferred Stock			Series B Preferred Stock			Series C Preferred Stock
	Date Paid	Total Dividend Paid	Dividend Per Share	Date Paid	Total Dividend Paid	Dividend Per Share	Date Paid	Total Dividend Paid	Dividend Per Share
		(in thousands)			(in thousands)			(in thousands)
2018
March 26	N/A	N/A	N/A	March 26	$1,480	$0.320830	N/A	N/A	N/A
March 31	N/A	N/A	N/A	N/A	N/A	N/A	April 30	$2,588	$0.539063
June 30	N/A	N/A	N/A	N/A	N/A	N/A	July 30	$2,588	$0.539063

2017
March 31	May 1	$568	$0.531250	May 1	$2,859	$0.515625	May 1	$2,588	$0.539063
June 30	July 31	$568	$0.531250	July 31	$2,859	$0.515625	July 31	$2,588	$0.539063
September 30	October 30	$568	$0.531250	October 30	$2,859	$0.515625	October 30	$2,588	$0.539063
December 31	January 30, 2018	$568	$0.531250	January 30, 2018	$2,859	$0.515625	January 30, 2018	$2,588	$0.539063

(Back to Index)

(Back to Index)

EXANTAS CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
JUNE 30, 2018
(unaudited)

NOTE 17 - FAIR VALUE OF FINANCIAL INSTRUMENTS
The following table presents the Company's financial instruments carried at fair value on a recurring basis based upon the fair value hierarchy (in thousands):

	Level 1	Level 2	Level 3	Total
At June 30, 2018:
Assets:
Investment securities available-for-sale	$—	$—	$318,424	$318,424
Derivatives	—	2,273	—	2,273
Total assets at fair value	$—	$2,273	$318,424	$320,697

Liabilities:
Derivatives	$—	$67	$—	$67
Total liabilities at fair value	$—	$67	$—	$67

At December 31, 2017:
Assets:
Investment securities available-for-sale	$—	$—	$211,737	$211,737
Investment securities, trading	—	—	178	178
Loans held for sale	—	—	13	13
Derivatives	—	602	—	602
Total assets at fair value	$—	$602	$211,928	$212,530

Liabilities:
Derivatives	$—	$76	$—	$76
Total liabilities at fair value	$—	$76	$—	$76
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
The following table presents additional information about the Company's assets that are measured at fair value on a recurring basis for which the Company has utilized Level 3 inputs (in thousands, except amount in footnote):

	CMBS	ABS	Structured Notes	Loans Held for Sale	Total
Balance, January 1, 2018	$211,579	$158	$178	$13	$211,928
Included in earnings (1)	1,346	(217)	55	16	1,200
Purchases	113,783	—	—	—	113,783
Sales	—	(48)	(11)	(29)	(88)
Paydowns	(8,522)	—	(222)	—	(8,744)
Capitalized interest	—	7	—	—	7
Included in OCI	238	100	—	—	338
Balance, June 30, 2018	$318,424	$—	$—	$—	$318,424

(1)
For loans held for sale classified as Level 3 at June 30, 2018, the Company recorded changes in unrealized gains of $9,000 and $16,000 for the three and six months ended June 30, 2018, in fair value adjustments on assets held for sale on the consolidated statements of operations.

Legacy CRE loans are measured at the lower of cost or market on a nonrecurring basis. To determine fair value of the legacy CRE loans, the Company primarily uses appraisals obtained from third-parties as a practical expedient. The Company may also use the present value of estimated cash flows, market price, if available, or other determinants of the fair value of the collateral less estimated disposition costs. During the six months ended June 30, 2018, a loss of $4.7 million was recorded on one legacy CRE loan, which included protective advances of $172,000, to adjust the loan to the average value of two appraisals, equal to $18.0 million at June 30, 2018. The loan had a carrying value of $22.5 million at December 31, 2017. The capitalization rates used in the updated appraisals were 9.25% and 9.75% at June 30, 2018.

(Back to Index)

(Back to Index)

EXANTAS CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
JUNE 30, 2018
(unaudited)

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
The fair values of the Company's loans held for investment are measured by discounting the expected future cash flows using the current interest rates at which similar loans would be made to borrowers with similar credit ratings and for the same remaining maturities. Fair values of loans with variable interest rates are expected to approximate fair value. Fair values of loans with fixed rates are calculated using the net present values of future cash flows, discounted at market rates. The Company's CRE loans have interest rates from 4.48% to 8.26% and 5.06% to 7.63% at June 30, 2018 and December 31, 2017, respectively.
The fair value of the Company's mezzanine loan is measured by discounting the expected cash flows using the future expected coupon rate. The Company's mezzanine loan is discounted at a rate of 10.63%.
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

EXANTAS CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
JUNE 30, 2018
(unaudited)

The fair values of the Company's remaining financial instruments that are not reported at fair value on the consolidated balance sheets are reported in the following table (in thousands):

		Fair Value Measurements
	Carrying Amount	Fair Value	Quoted Prices in Active Markets for Identical Assets of Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
At June 30, 2018:
Assets:
CRE whole loans held for investment	$1,422,127	$1,432,072	$—	$—	$1,432,072
Legacy CRE loans held for sale	$18,000	$18,000	$—	$—	$18,000
CRE mezzanine loan	$4,700	$4,700	$—	$—	$4,700
CRE preferred equity investment	$19,191	$19,374	$—	$—	$19,374

Liabilities:
Senior notes in CRE securitizations	$632,005	$640,427	$—	$—	$640,427
Junior subordinated notes	$51,548	$28,870	$—	$—	$28,870
Convertible notes	$219,501	$235,385	$—	$—	$235,385
Repurchase agreements	$416,592	$418,882	$—	$—	$418,882

At December 31, 2017:
Assets:
CRE whole loans held for investment	$1,284,822	$1,294,664	$—	$—	$1,294,664
Legacy CRE loans held for sale	$61,841	$62,841	$—	$—	$62,841

Liabilities:
Senior notes in CRE securitizations	$416,655	$420,084	$—	$—	$420,084
Junior subordinated notes	$51,548	$26,574	$—	$—	$26,574
Convertible notes	$217,365	$235,385	$—	$—	$235,385
Repurchase agreements	$477,917	$479,383	$—	$—	$479,383
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

(Back to Index)

EXANTAS CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
JUNE 30, 2018
(unaudited)

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
At June 30, 2018 and December 31, 2017, the Company had fifteen and seven, respectively, interest rate swap contracts outstanding whereby the Company paid a weighted average fixed rate of 2.39% and 2.08%, respectively, and received a variable rate equal to one-month LIBOR. The aggregate notional amount of these contracts was $72.8 million and $41.8 million at June 30, 2018 and December 31, 2017, respectively.  The counterparty for the Company's designated interest rate hedge contracts at June 30, 2018 and December 31, 2017 was Wells Fargo.
 At June 30, 2018, the estimated fair values of the Company's assets and liabilities related to interest rate swaps were $2.3 million and $67,000, respectively. At December 31, 2017, the estimated fair value of the Company's assets related to interest rate swaps was $602,000.  The Company had aggregate unrealized gains of $2.2 million and $602,000 on the interest rate swaps at June 30, 2018 and December 31, 2017, respectively, which are recorded in accumulated other comprehensive income on the consolidated balance sheets.
The Company incurred interest expense of $18,000 during the six months ended June 30, 2017 to fully amortize the remaining accumulated other comprehensive (loss) on a swap agreement that was terminated in April 2016. The Company did not record any interest expense for the three and six months ended June 30, 2018 and the three months ended June 30, 2017 relating to amortization of accumulated other comprehensive income (loss) for terminated swap agreements.
The Company had a master netting agreement with Wells Fargo at June 30, 2018. Regulations promulgated under the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 mandate that the Company clear certain new interest rate swap transactions through a central counterparty. Transactions that are centrally cleared result in the Company facing a clearing house, rather than a swap dealer, as counterparty.  Central clearing requires the Company to post collateral in the form of initial and variation margin to satisfy potential future obligations.  At June 30, 2018, the Company had centrally cleared interest rate swaps with fair values in an asset and liability position of $2.3 million and $67,000, respectively. At December 31, 2017, the Company had centrally cleared interest rate swap contracts with a fair value in an asset position of $602,000.
The Company was also exposed to foreign currency exchange rate risk, a form of risk that arises from the change in price of one currency against another. However, substantially all of the Company's revenues were transacted in U.S. dollars. To address this market risk, the Company generally hedged foreign currency-denominated exposures (typically investments in debt instruments, including forecasted principal and interest payments) with foreign currency forward contracts. The Company classified these hedges as fair value hedges, which are hedges that mitigated the risk of changes in the fair values of assets, liabilities, and certain types of firm commitments. The Company recorded changes in fair value of derivatives designated and effective as fair value hedges in earnings offset by corresponding changes in the fair values of the hedged items. As of June 30, 2018, the Company did not hold any foreign currency forward contracts.
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

EXANTAS CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
JUNE 30, 2018
(unaudited)

The following tables present the fair value of the Company's derivative financial instruments as well as their classification on the Company's consolidated balance sheets and on the consolidated statements of operations for the periods presented:
Fair Value of Derivative Instruments at June 30, 2018 (in thousands)

	Asset Derivatives
	Notional Amount	Consolidated Balance Sheets Location	Fair Value
Interest rate swap contracts, hedging (1)	$52,610	Derivatives, at fair value	$2,273

	Liability Derivatives
	Notional Amount	Consolidated Balance Sheets Location	Fair Value
Interest rate swap contracts, hedging (1)	$20,216	Derivatives, at fair value	$67
Interest rate swap contracts, hedging	$72,826	Accumulated other comprehensive income	$2,206

(1)	Interest rate swap contracts are accounted for as cash flow hedges.
Fair Value of Derivative Instruments at December 31, 2017 (in thousands, except amount in footnotes)

	Asset Derivatives
	Notional Amount	Consolidated Balance Sheets Location	Fair Value
Interest rate swap contracts, hedging (1)	$41,750	Derivatives, at fair value	$602

	Liability Derivatives
	Notional Amount	Consolidated Balance Sheets Location	Fair Value
Forward contracts - foreign currency, hedging (2)(3)	$3,602	Derivatives, at fair value	$76
Interest rate swap contracts, hedging	$41,750	Accumulated other comprehensive income	$602

(1)	Interest rate swap contracts are accounted for as cash flow hedges.

(2)	Foreign currency forward contracts are accounted for as fair value hedges.

(3)
Notional amount is presented on a currency converted basis. The base currency notional amount of the Company's foreign currency hedging forward contracts in a liability position was €3.0 million at December 31, 2017.

The Effect of Derivative Instruments on the Consolidated Statements of Operations for the
Six Months Ended June 30, 2018 (in thousands)

	Derivatives
	Consolidated Statements of Operations Location	Realized and Unrealized Gain (Loss) (1)
Interest rate swap contracts, hedging	Interest expense	$(80)

(1)	Negative values indicate a decrease to the associated consolidated statements of operations line items.
The Effect of Derivative Instruments on the Consolidated Statements of Operations for the
Six Months Ended June 30, 2017 (in thousands)

	Derivatives
	Consolidated Statements of Operations Location	Realized and Unrealized Gain (Loss) (1)
Interest rate swap contracts, hedging	Interest expense	$(20)
Forward contracts - foreign currency, hedging	Net realized and unrealized (loss) gain on investment securities available-for-sale and loans and derivatives	$(1,479)

(1)	Negative values indicate a decrease to the associated consolidated statements of operations line items.

(Back to Index)

(Back to Index)

EXANTAS CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
JUNE 30, 2018
(unaudited)

NOTE 19 - OFFSETTING OF FINANCIAL ASSETS AND LIABILITIES
The following table presents a summary of the Company's offsetting of derivative assets (in thousands, except amounts in footnotes):

				(iv) Gross Amounts Not Offset on the Consolidated Balance Sheets
	(i) Gross Amounts of Recognized Assets	(ii) Gross Amounts Offset on the Consolidated Balance Sheets	(iii) = (i) - (ii) Net Amounts of Assets Included on the Consolidated Balance Sheets	Financial Instruments	Cash Collateral Pledged	(v) = (iii) - (iv) Net Amount
At June 30, 2018:
Derivatives, at fair value	$2,273	$—	$2,273	$—	$—	$2,273

At December 31, 2017:
Derivatives, at fair value (1)	$602	$—	$602	$—	$—	$602

(1)	The Company posted cash margin of $1.9 million related to interest rate swap contracts entered into at December 31, 2017.
The following table presents a summary of the Company's offsetting of financial liabilities and derivative liabilities (in thousands, except amounts in footnotes):

				(iv) Gross Amounts Not Offset on the Consolidated Balance Sheets
	(i) Gross Amounts of Recognized Liabilities	(ii) Gross Amounts Offset on the Consolidated Balance Sheets	(iii) = (i) - (ii) Net Amounts of Liabilities Included on the Consolidated Balance Sheets	Financial Instruments (1)	Cash Collateral Pledged	(v) = (iii) - (iv) Net Amount
At June 30, 2018:
Derivatives, at fair value (2)	$67	$—	$67	$—	$67	$—
Repurchase agreements and term facilities (3)	416,593	—	416,593	416,593	—	—
Total	$416,660	$—	$416,660	$416,593	$67	$—

At December 31, 2017:
Derivatives, at fair value	$76	$—	$76	$—	$—	$76
Repurchase agreements and term facilities (3)	477,917	—	477,917	477,917	—	—
Total	$477,993	$—	$477,993	$477,917	$—	$76

(1)	Amounts represent financial instruments pledged that are available to be offset against liability balances associated with term facilities, repurchase agreements and derivative transactions.

(2)	The Company posted cash margin of $739,000 related to interest rate swap contracts entered into at June 30, 2018.

(3)
The combined fair value of securities and loans pledged against the Company's various repurchase agreements and term facilities was $725.9 million and $816.1 million at June 30, 2018 and December 31, 2017, respectively.

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

EXANTAS CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
JUNE 30, 2018
(unaudited)

NOTE 20 - COMMITMENTS AND CONTINGENCIES
The Company may become involved in litigation on various matters due to the nature of the Company's business activities. The resolution of these matters may result in adverse judgments, fines, penalties, injunctions and other relief against the Company as well as monetary payments or other agreements and obligations. In addition, the Company may enter into settlements on certain matters in order to avoid the additional costs of engaging in litigation. Except as discussed below, the Company is unaware of any contingencies arising from such litigation that would require accrual or disclosure in the consolidated financial statements at June 30, 2018.
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
Four separate shareholder derivative suits purporting to assert claims on behalf of the Company were filed in the United States District Court for the Southern District of New York (the "Court") on the following dates by shareholders who declined to make a demand on the Board prior to filing suit: January 2017 (the "Greenberg Action"), January 2017 (the "Canoles Action"), January 2017 (the "DeCaro Action") and April 2017 (the "Gehan Action"). In May 2017, the Court consolidated the Greenberg Action, Canoles Action, DeCaro Action and Gehan Action as the "Federal Demand Futile Actions" and, in July 2017, appointed lead counsel and directed that a consolidated complaint be filed. Following consolidation, the plaintiffs in the Canoles Action and Gehan Action voluntarily dismissed their suits. The consolidated complaint in the Federal Demand Futile Actions, filed in August 2017, alleged claims for breach of fiduciary duty, corporate waste, unjust enrichment and violations of Section 14(a) of the Securities Exchange Act of 1934, as amended. In April 2018, the consolidated complaint in the Federal Demand Futile Actions was dismissed, but such dismissal is currently on appeal.
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

EXANTAS CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
JUNE 30, 2018
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
In April 2018, the Company funded $2.0 million into escrow in connection with the proposed settlement of outstanding litigation. The Company did not have any general litigation reserve at June 30, 2018, and it had a general litigation reserve of $2.2 million, including estimated legal costs, at December 31, 2017.
PCM is subject to litigation related to claims for repurchases or indemnifications on loans that PCM has sold to third parties. At June 30, 2018, no such litigation demand was outstanding. At December 31, 2017, such litigation demands totaled approximately $6.5 million. Reserves for such litigation demands are included in the reserve for mortgage repurchases and indemnifications that totaled $1.7 million and $5.7 million at June 30, 2018 and December 31, 2017, respectively. The reserves for mortgage repurchases and indemnifications are included in liabilities held for sale on the consolidated balance sheets.
Settled Litigation Matters
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
On November 22, 2017, the Plaintiff's motion for class certification was granted in Levin v. Resource Capital Corp. (the "Levin Action"), a previously disclosed securities litigation against the Company and certain of its current and former officers that was pending in the United States District Court for the Southern District of New York. On February 5, 2018, the Company entered into a stipulation and agreement of settlement (the "Settlement Agreement"), which received final approval from the Court on August 3, 2018. The Settlement Agreement settled all claims asserted in the action on behalf of the certified class (the "Settlement"), which consisted, with specified exceptions, of all persons who purchased the Company's common stock, Series B Preferred Stock or Series C Preferred Stock between October 31, 2012 and August 5, 2015. Under the terms of the Settlement Agreement, which has been filed publicly with the Court, a payment of $9.5 million has been made to settle the litigation. The settlement payment was funded principally by insurance coverage, and the Company does not anticipate that the Settlement will have a material adverse impact on its financial condition. In exchange for the settlement consideration, the Company and the individual defendants in the Levin Action (and certain related parties) have been released from all claims that have been or could have been asserted in the case by class members (and certain related parties), excluding one holder of less than 500 shares who opted out of the Settlement. The terms of the Settlement and release of claims are described in greater detail in the Settlement Agreement filed with the Court and the Final Judgment and Order of Dismissal with Prejudice entered by the Court on August 3, 2018. The Settlement Agreement contains no admission of misconduct by the Company or any of the individual defendants and expressly acknowledges that the Company and the individual defendants deny all allegations of wrongdoing and maintain that it and they have at all times acted in good faith and in compliance with the law.
Other Contingencies
In May 2017, the Company received proceeds of $16.2 million from the sale of its equity interest in Pearlmark Mezz, an unconsolidated entity. As part of the sale of Pearlmark Mezz, the Company entered into an indemnification agreement whereby the Company agreed to indemnify the purchaser against realized losses of up to $4.3 million on the Kingsway mezzanine loan until the final maturity date in 2020. At June 30, 2018, the Company has a contingent liability, reported in accounts payable and other liabilities on its consolidated balance sheets, of $703,000 outstanding as a reserve for probable indemnification losses. No reserve for probable losses was recorded during the three or six months ended June 30, 2018.

(Back to Index)

(Back to Index)

EXANTAS CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
JUNE 30, 2018
(unaudited)

PCM is subject to additional claims for repurchases or indemnifications on loans that PCM has sold to investors. At both June 30, 2018 and December 31, 2017, outstanding demands for indemnification, repurchase or make whole payments totaled $3.3 million. The Company's estimated exposure for such outstanding claims, as well as unasserted claims, is included in its reserve for mortgage repurchases and indemnifications.
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
NOTE 21 - DISCONTINUED OPERATIONS AND ASSETS AND LIABILITIES HELD FOR SALE
In November 2016, the Company received approval from its Board to execute the Plan to focus its strategy on CRE debt investments. The Plan contemplates disposing of certain legacy CRE loans and exiting underperforming non-core asset classes. Non-real estate businesses identified for sale were the residential mortgage and middle market lending segments as well as the Company's life settlement policy portfolio, or LCF. The Company reclassified the operating results of the residential mortgage and middle market lending segments as discontinued operations and excluded from continuing operations for all periods presented. In addition, the Company transferred the assets and liabilities of LCF and non-performing legacy CRE loans to held for sale in the fourth quarter of 2016. As of June 30, 2018, the Company has disposed of substantially all of the non-real estate businesses identified for sale.

(Back to Index)

(Back to Index)

EXANTAS CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
JUNE 30, 2018
(unaudited)

The following table summarizes the operating results of the residential mortgage and middle market lending segments' discontinued operations as reported separately as net loss from discontinued operations, net of tax for the three and six months ended June 30, 2018 and 2017 (in thousands):

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2018	2017	2018	2017
REVENUES
Interest income:
Loans	$10	$893	$580	$1,790
Other	9	19	13	32
Total interest income	19	912	593	1,822
Interest expense	—	—	—	—
Net interest income	19	912	593	1,822
Gain (loss) on sale of residential mortgage loans	13	3,049	(1)	6,874
Fee (loss) income	(66)	1,497	33	3,677
Total revenues	(34)	5,458	625	12,373
OPERATING EXPENSES
Equity compensation	—	162	—	221
General and administrative	443	8,922	1,103	16,395
Total operating expenses	443	9,084	1,103	16,616

	(477)	(3,626)	(478)	(4,243)
OTHER INCOME (EXPENSE)
Net realized and unrealized gain (loss) on investment securities available-for-sale and loans and derivatives	27	(83)	275	(85)
Fair value adjustments on financial assets held for sale	—	(475)	—	(417)
Total other income (expense)	27	(558)	275	(502)

LOSS FROM DISCONTINUED OPERATIONS BEFORE TAXES	(450)	(4,184)	(203)	(4,745)
Income tax expense	—	—	—	—
NET LOSS FROM DISCONTINUED OPERATIONS, NET OF TAX	(450)	(4,184)	(203)	(4,745)
Loss from disposal of discontinued operations	—	—	—	—
TOTAL LOSS FROM DISCONTINUED OPERATIONS	$(450)	$(4,184)	$(203)	$(4,745)
(Back to Index)

(Back to Index)

EXANTAS CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
JUNE 30, 2018
(unaudited)

The assets and liabilities of business segments classified as discontinued operations and other assets and liabilities classified as held for sale are reported separately in the accompanying consolidated financial statements and are summarized as follows at June 30, 2018 and December 31, 2017 (in thousands, except amounts in the footnote):

	June 30, 2018	December 31, 2017
ASSETS
Restricted cash	$—	$138
Accrued interest receivable	—	67
Loans held for sale (1)	19,978	93,063
Other assets (2)	978	14,450
Total assets held for sale	$20,956	$107,718

LIABILITIES
Accounts payable and other liabilities	$2,421	$10,283
Management fee payable	—	56
Accrued interest payable	—	3
Total liabilities held for sale	$2,421	$10,342

(1)
Includes a directly originated middle market loan with a carrying value of $2.0 million at June 30, 2018 and December 31, 2017. In July 2018 substantially all of the assets of the borrower were sold, resulting in $2.1 million of loan repayments.

(2)
Includes the Company's investment in life settlement contracts of $5.1 million at December 31, 2017, which were transferred to held for sale in the fourth quarter of 2016. There were no life settlement contracts remaining at June 30, 2018.

In the first quarter of 2018, the Company sold its remaining syndicated middle market loans and recognized a $243,000 net realized gain on these sales for the six months ended June 30, 2018.
The following table summarizes the loans held for sale in the residential mortgage and middle market lending segments as well as the non-performing legacy CRE loans transferred to held for sale in the fourth quarter of 2016. The loans held for sale are carried at the lower of cost or fair value (in thousands, except quantities and amounts in footnotes):

Loan Description	Number of Loans	Amortized Cost	Carrying Value
At June 30, 2018:
Legacy CRE loans (1)	1	$24,614	$18,000
Mezzanine loans (2)	1	—	—
Middle market loans (3)	1	13,837	1,978
Total loans held for sale	3	$38,451	$19,978

At December 31, 2017:
Legacy CRE loans (1)	5	$63,783	$61,841
Mezzanine loans (2)	1	—	—
Middle market loans (3)	5	41,199	29,308
Residential mortgage loans (4)(5)	14	1,914	1,914
Total loans held for sale	25	$106,896	$93,063

(1)
Two legacy CRE loans with amortized cost of $28.3 million were reclassified as CRE loans on the consolidated balance sheets at June 30, 2018 as it is now the Company's intent to hold these loans to maturity.

(2)
Includes a mezzanine loan with a par value of $38.1 million that was acquired at a fair value of zero as a result of the liquidations of Resource Real Estate Funding CDO 2006-1, Ltd. in April 2016 and Resource Real Estate Funding CDO 2007-1, Ltd. in November 2016. The mezzanine loan is comprised of two tranches, maturing in November 2018 and September 2021.

(3)
Includes a directly originated middle market loan with a fair value of $2.0 million at June 30, 2018 and December 31, 2017. In July 2018 substantially all of the assets of the borrower were sold, resulting in $2.1 million of loan repayments. The loan's fair value was supported by the projected proceeds from the sale of the business at June 30, 2018 and a third party valuation mark prepared at December 31, 2017.

(4)	The fair value option was elected for residential mortgage loans held for sale.

(5)
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

EXANTAS CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
JUNE 30, 2018
(unaudited)

NOTE 22 - SUBSEQUENT EVENTS
The Company has evaluated subsequent events through the filing of this report and determined that there have not been any events that have occurred that would require adjustments to or disclosures in the consolidated financial statements.

(Back to Index)

(Back to Index)

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
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
We are a Maryland corporation and a real estate investment trust ("REIT") that is primarily focused on originating, holding and managing commercial mortgage loans and commercial real estate-related debt investments. We are externally managed by Exantas Capital Manager Inc. (our "Manager") (formerly known as Resource Capital Manager, Inc.), which is an indirect wholly-owned subsidiary of C-III Capital Partners LLC ("C-III"), a leading commercial real estate ("CRE") investment management and services company engaged in a broad range of activities. C-III is the beneficial owner of shares of our common stock (2.4% of our outstanding shares at June 30, 2018).  Our Manager draws upon the management teams of C-III and its subsidiaries and its collective investment experience to provide its services. Our objective is to provide our stockholders with total returns over time, including quarterly distributions and capital appreciation, while seeking to manage the risks associated with our investment strategies. Historically, we have made other residential real estate and commercial finance investments. We have financed a substantial portion of our portfolio investments through borrowing strategies seeking to match the maturities and repricing dates of our financings with the maturities and repricing dates of our investments, and we have sought to mitigate interest rate risk through derivative instruments.
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

•
First priority interests in first mortgage loans, which we refer to as A-Notes. An A-Note is typically a privately negotiated loan that is secured by a first mortgage on a commercial property or group of related properties that is senior to a B-Note secured by the same first mortgage property or group.

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
We began the process of disposing of several ancillary businesses and investments as part of the Plan during the fourth quarter of 2016. The dispositions include our residential mortgage origination operations and our middle market lending segment. We moved these segments to discontinued operations and also moved our life settlement contract investment as well as several legacy CRE loans to held for sale classification in the fourth quarter of 2016 and recognized impairments to adjust the carrying value of these businesses and investments to their estimated fair market value. We have substantially completed the execution of the Plan as of June 30, 2018. At June 30, 2018, we have approximately $47.6 million left in the Plan, of which $46.3 million relates to remaining legacy CRE loans.
The following table delineates the disposable investments by business segment and details the current net book value of each included in the Plan (in millions):

	Identified Assets at Plan Inception	Impairments/Adjustments on Non-Monetized Assets (1)(2)	Impairments/Adjustments on Monetized Assets (1)	Monetized through June 30, 2018 (3)	Net Book Value at June 30, 2018 (3)
Discontinued operations and assets held for sale:
Legacy CRE loans (4)	$162.2	$(11.5)	$(17.5)	$(115.2)	$18.0
Middle market loans	73.8	—	(17.7)	(56.1)	—
Residential mortgage lending segment (5)	56.6	(2.2)	(9.6)	(43.7)	1.1
Other assets held for sale	5.9	—	3.8	(9.7)	—
Subtotal - discontinued operations and assets held for sale	298.5	(13.7)	(41.0)	(224.7)	19.1
Legacy CRE loans held for investment (6)(7)	32.5	—	—	(4.2)	28.3
Investments in unconsolidated entities	86.6	—	38.3	(124.7)	0.2
Commercial finance assets	62.5	—	2.1	(64.6)	—
Total	$480.1	$(13.7)	$(0.6)	$(418.2)	$47.6

(1)	Reflects adjustments as a result of the designation as assets held for sale or discontinued operations, which occurred during the third and fourth quarters of 2016 except as noted in (2) below.

(2)	The impairment adjustment to middle market loans includes $5.4 million of fair value adjustments that occurred prior to the inception of the Plan.

(3)	Middle market loans include a pro forma adjustment of $2.1 million for proceeds received in July 2018.

(4)
Legacy CRE loans include $88.2 million par value of loans at the inception of the Plan that were not reflected on the consolidated balance sheets until our investment in Resource Real Estate Funding CDO 2007-1, Ltd. ("RREF CDO 2007-1") was liquidated in November 2016.

(5)	Includes $2.6 million of cash and cash equivalents not classified as assets held for sale in the residential mortgage lending segment at June 30, 2018.

(6)	Legacy CRE loans with $28.3 million of net book value were reclassified to CRE loans on the consolidated balance sheets at June 30, 2018 as it is now our intent to hold these loans to maturity.

(7)
Legacy CRE loans held for investment includes $30.0 million par value of loans at the inception of the Plan that were not reflected on the consolidated balance sheets until our investment in RREF CDO 2007-1 was liquidated in November 2016.

(Back to Index)

(Back to Index)

We have deployed the incremental capital received primarily into our CRE lending business and CMBS investments. We typically target transitional floating-rate CRE loans between $20.0 million and $30.0 million. Since December 31, 2016, we have originated 47 CRE loans with total commitments of $941.9 million, of which $195.3 million of loan commitments were originated during the three months ended June 30, 2018. Since December 31, 2016, we have acquired CMBS with total face values of $333.3 million, of which $77.1 million were acquired during the three months ended June 30, 2018. These investments were initially financed, in part, through our CRE and CMBS term facilities and, in the case of CRE loans, through securitizations. In furtherance of our Plan, we intend to continue to utilize proceeds from the monetized assets, coupled with available debt financing of $739.6 million at June 30, 2018, to grow our CRE lending operation in 2018.
In furtherance of the actions taken to reduce our cost of capital, we redeemed all shares of our 8.50% Series A Cumulative Redeemable Preferred Stock and 8.25% Series B Cumulative Redeemable Preferred Stock ("Series B Preferred Stock"), at a total redemption cost of $165.3 million, during the first quarter of 2018. The redemptions eliminated approximately $13.7 million of preferred stock dividends on an annual basis.
As a result of the Plan, the allocation of our equity at June 30, 2018 was: 91% in core assets and 9% in non-core assets. At December 31, 2017, the allocation of our equity was: 84% in core assets and 16% in non-core assets.
Results of Operations
Our net income allocable to common shares for the three months ended June 30, 2018 was $6.2 million, or $0.20 per share-basic ($0.20 per share-diluted), and our net loss allocable to common shares for the six months ended June 30, 2018 was $6.4 million, or $(0.21) per share-basic ($(0.21) per share-diluted) as compared to net income allocable to common shares for the three and six months ended June 30, 2017 of $2.5 million, or $0.08 per share-basic ($0.08 per share-diluted), and $5.2 million, or $0.17 per share-basic ($0.17 per share-diluted), respectively.

(Back to Index)

(Back to Index)

Net Interest Income
The following tables analyze the change in interest income and interest expense for the comparative three and six months ended June 30, 2018 and 2017 by changes in volume and changes in rates. The changes attributable to the combined changes in volume and rate have been allocated proportionately, based on absolute values, to the changes due to volume and changes due to rates (in thousands):

	Three Months Ended June 30, 2018 Compared to Three Months Ended June 30, 2017
		Due to Changes in
	Net Change	Volume	Rate
Increase (decrease) in interest income:
CRE loans	$3,594	$2,161	$1,433
Securities	2,876	3,060	(184)
Other	(445)	(436)	(9)
Total increase in interest income	6,025	4,785	1,240

Increase (decrease) in interest expense:
Securitized borrowings:
RCC 2014-CRE2 Senior Notes	(927)	(927)	—
RCC 2015-CRE3 Senior Notes	(1,761)	(2,358)	597
RCC 2015-CRE4 Senior Notes	(374)	(748)	374
RCC 2017-CRE5 Senior Notes	2,040	2,040	—
XAN 2018-RSO6 Senior Notes	158	158	—
Unsecured junior subordinated debentures	124	—	124
Convertible senior notes:
4.50% Convertible Senior Notes	2,388	2,388	—
6.00% Convertible Senior Notes	(835)	(835)	—
8.00% Convertible Senior Notes	(1,805)	(1,805)	—
CRE - term repurchase facilities	1,131	235	896
CMBS - term repurchase facilities	(416)	(480)	64
Trust certificates - term repurchase facilities	803	809	(6)
CMBS - short term repurchase agreements	1,259	1,259	—
Hedging	27	27	—
Total increase (decrease) in interest expense	1,812	(237)	2,049
Net increase (decrease) in net interest income	$4,213	$5,022	$(809)

(Back to Index)

(Back to Index)

	Six Months Ended June 30, 2018 Compared to Six Months Ended June 30, 2017
		Due to Changes in
	Net Change	Volume	Rate
Increase (decrease) in interest income:
CRE loans	$4,444	$1,787	$2,657
Securities	4,024	5,036	(1,012)
Other	(1,957)	(1,930)	(27)
Total increase in interest income	6,511	4,893	1,618

Increase (decrease) in interest expense:
Securitized borrowings:
RCC 2014-CRE2 Senior Notes	(2,358)	(2,358)	—
RCC 2015-CRE3 Senior Notes	(2,663)	(3,921)	1,258
RCC 2015-CRE4 Senior Notes	(1,281)	(2,054)	773
RCC 2017-CRE5 Senior Notes	3,897	3,897	—
XAN 2018-RSO6 Senior Notes	158	158	—
Unsecured junior subordinated debentures	208	—	208
Convertible senior notes:
4.50% Convertible Senior Notes	4,753	4,753	—
6.00% Convertible Senior Notes	(1,672)	(1,672)	—
8.00% Convertible Senior Notes	(3,608)	(3,608)	—
CRE - term repurchase facilities	1,602	8	1,594
CMBS - term repurchase facilities	(695)	(887)	192
Trust certificates - term repurchase facilities	1,558	1,577	(19)
CMBS - short term repurchase agreements	1,983	1,983	—
Hedging	60	60	—
Total increase (decrease) in interest expense	1,942	(2,064)	4,006
Net increase (decrease) in net interest income	$4,569	$6,957	$(2,388)

(Back to Index)

(Back to Index)

The following table presents the average net yield and average cost of funds for the three months ended June 30, 2018 and 2017 (in thousands, except percentages):

	For the Three Months Ended June 30, 2018			For the Three Months Ended June 30, 2017
	Average Balance	Interest Income (Expense)	Average Net Yield (Cost of Funds)	Average Balance	Interest Income (Expense)	Average Net Yield (Cost of Funds)
Interest-earning assets
CRE loans	$1,479,171	$25,435	6.93%	$1,429,352	$21,841	6.13%
Securities	269,252	4,205	6.26%	97,581	1,329	6.24%
Other	3,368	20	0.59%	38,200	465	13.48%
Total interest income/average net yield	1,751,791	29,660	6.81%	1,565,133	23,635	6.32%

Interest-bearing liabilities
Collateralized by:
CRE whole loans	751,422	(8,482)	(4.53)%	772,625	(8,215)	(4.26)%
CMBS	162,808	(1,385)	(3.41)%	71,658	(542)	(3.03)%
General corporate debt:
Unsecured junior subordinated debentures	51,548	(806)	(6.19)%	51,548	(682)	(5.09)%
4.50% Convertible Senior Notes	143,750	(2,388)	(6.57)%	—	—	—%
6.00% Convertible Senior Notes	70,453	(1,309)	(7.35)%	115,000	(2,145)	(7.38)%
8.00% Convertible Senior Notes	21,182	(481)	(8.98)%	100,000	(2,285)	(9.04)%
Trust certificates - term repurchase facilities	73,931	(1,278)	(6.93)%	26,598	(475)	(7.17)%
Hedging	47,612	(30)	(0.25)%	1,501	(3)	(0.73)%
Total interest expense/average cost of funds	$1,322,706	(16,159)	(4.88)%	$1,138,930	(14,347)	(5.02)%
Total net interest income/average spread		$13,501			$9,288

(Back to Index)

(Back to Index)

The following table presents the average net yield and average cost of funds for the six months ended June 30, 2018 and 2017 (in thousands, except percentages):

	For the Six Months Ended June 30, 2018			For the Six Months Ended June 30, 2017
	Average Balance	Interest Income (Expense)	Average Net Yield (Cost of Funds)	Average Balance	Interest Income (Expense)	Average Net Yield (Cost of Funds)
Interest-earning assets
CRE loans	$1,436,685	$47,818	6.71%	$1,447,704	$43,374	6.03%
Securities	243,206	7,661	6.37%	97,638	3,637	6.83%
Other	19,652	138	0.71%	43,516	2,095	13.66%
Total interest income/average net yield	1,699,543	55,617	6.59%	1,588,858	49,106	6.29%

Interest-bearing liabilities
Collateralized by:
CRE whole loans	718,426	(15,742)	(4.42)%	801,198	(16,387)	(4.12)%
CMBS	140,917	(2,372)	(3.39)%	74,126	(1,084)	(2.95)%
General corporate debt:
Unsecured junior subordinated debentures	51,548	(1,530)	(5.90)%	51,548	(1,322)	(5.02)%
4.50% Convertible Senior Notes	143,750	(4,753)	(6.58)%	—	—	—%
6.00% Convertible Senior Notes	70,453	(2,617)	(7.39)%	115,000	(4,289)	(7.42)%
8.00% Convertible Senior Notes	21,182	(961)	(9.02)%	100,000	(4,569)	(9.09)%
Trust certificates - term repurchase facilities	74,174	(2,488)	(6.76)%	26,598	(930)	(7.05)%
Hedging	44,915	(80)	(0.36)%	755	(20)	(0.73)%
Total interest expense/average cost of funds	$1,265,365	(30,543)	(4.85)%	$1,169,225	(28,601)	(4.90)%
Total net interest income/average spread		$25,074			$20,505
Interest Income
The following tables set forth information relating to our interest income recognized for the periods presented (in thousands, except percentages):

	For the Three Months Ended		For the Three Months Ended
	June 30, 2018		June 30, 2017
	Weighted Average		Weighted Average
	Yield (1)	Balance	Yield (1)	Balance
Interest income:
Interest income from loans:
CRE whole loans	7.14%	$1,383,028	6.59%	$1,269,726
Legacy CRE loans held for sale (2)	1.79%	$75,692	2.47%	$159,626
CRE preferred equity investment	11.69%	$19,263	—%	$—
CRE mezzanine loan	10.14%	$1,188	—%	$—

Interest income from securities:
CMBS	6.26%	$269,252	5.64%	$91,685
ABS	—%	$—	18.62%	$4,530
RMBS	—%	$—	5.44%	$1,366

Preference payments on structured notes	—%	$—	34.04%	$14,816
Preference payments on trading securities	—%	$267	1.87%	$3,509

(1)	The weighted average yield includes net amortization/accretion and fee income in the calculation.

(2)	Includes two legacy CRE loans reclassified to CRE loans from assets held for sale on the consolidated balance sheet at June 30, 2018.

(Back to Index)

(Back to Index)

	For the Six Months Ended		For the Six Months Ended
	June 30, 2018		June 30, 2017
	Weighted Average		Weighted Average
	Yield (1)	Balance	Yield (1)	Balance
Interest income:
Interest income from loans:
CRE whole loans	6.95%	$1,350,209	6.48%	$1,276,209
Legacy CRE loans held for sale (2)	1.75%	$75,876	2.71%	$171,495
CRE preferred equity investment	11.69%	$10,003	—%	$—
CRE mezzanine loan	10.14%	$597	—%	$—

Interest income from securities:
CMBS	6.37%	$243,153	6.48%	$93,890
ABS	0.02%	$53	21.85%	$2,338
RMBS	—%	$—	5.43%	$1,410

Preference payments on structured notes	—%	$—	22.02%	$16,171
Preference payments on trading securities	0.03%	$1,895	59.54%	$3,895

(1)	The weighted average yield includes net amortization/accretion and fee income in the calculation.

(2)	Includes two legacy CRE loans reclassified to CRE loans from assets held for sale on the consolidated balance sheet at June 30, 2018.
The following tables summarize interest income for the periods indicated (in thousands, except percentages):

Type of Investment	Weighted Average Coupon Interest	Unamortized (Discount) Premium	Net Amortization/Accretion	Interest Income	Fee Income (1)	Total
For the Three Months Ended June 30, 2018:
CRE whole loans	6.49%	$(7,916)	$—	$22,571	$2,022	$24,593
Legacy CRE loans held for sale (2)	1.78%	$—	—	339	—	339
CRE preferred equity investment	11.50%	$(183)	—	552	10	562
CRE mezzanine loan	10.00%	$—	—	30	—	30
Syndicated corporate loans	—%	$—	—	2	(91)	(89)
Total interest income from loans			—	23,494	1,941	25,435

CMBS	4.49%	$(46,025)	706	3,499	—	4,205
Total interest income from securities			706	3,499	—	4,205

Other	—%	$—	—	20	—	20
Total interest income - other			—	20	—	20
Total interest income			$706	$27,013	$1,941	$29,660

For the Three Months Ended June 30, 2017:
CRE whole loans	5.93%	$(5,602)	$—	$18,923	$1,935	$20,858
Legacy CRE loans held for sale (2)	2.72%	$—	—	981	—	981
Syndicated corporate loans	—%	$—	—	2	—	2
Total interest income from loans			—	19,906	1,935	21,841

CMBS	5.22%	$(5,801)	(99)	1,209	—	1,110
ABS	4.35%	$—	—	200	—	200
RMBS	5.45%	$35	—	19	—	19
Total interest income from securities			(99)	1,428	—	1,329

Preference payments on structured notes	—%	$—	—	409	—	409
Preference payments on trading securities	—%	$—	—	16	—	16
Other	—%	$—	—	40	—	40
Total interest income - other			—	465	—	465
Total interest income			$(99)	$21,799	$1,935	$23,635

(1)	Fee income recognized as a component of interest income is primarily comprised of loan origination fees, loan exit fees and loan extension fees.

(2)	Includes two legacy CRE loans reclassified to CRE loans from assets held for sale on the consolidated balance sheet at June 30, 2018.

(Back to Index)

(Back to Index)

Type of Investment	Weighted Average Coupon Interest	Unamortized (Discount) Premium	Net Amortization/Accretion	Interest Income	Fee Income (1)	Total
For the Six Months Ended June 30, 2018:
CRE whole loans	6.38%	$(7,916)	$—	$43,140	$3,404	$46,544
Legacy CRE loans held for sale (2)	1.74%	$—	—	660	—	660
CRE preferred equity investment	11.50%	$(183)	—	570	10	580
CRE mezzanine loan	10.00%	$—	—	30	—	30
Syndicated corporate loans	—%	$—	—	4	—	4
Total interest income from loans			—	44,404	3,414	47,818

CMBS	4.47%	$(46,025)	1,347	6,314	—	7,661
Total interest income from securities			1,347	6,314	—	7,661

Other	—%	$—	—	138	—	138
Total interest income - other			—	138	—	138
Total interest income			$1,347	$50,856	$3,414	$55,617

For the Six Months Ended June 30, 2017:
CRE whole loans	5.84%	$(5,602)	$(2)	$37,204	$3,819	$41,021
Legacy CRE loans held for sale (2)	2.65%	$—	—	2,305	—	2,305
Syndicated corporate loans	—%	$—	—	48	—	48
Total interest income from loans			(2)	39,557	3,819	43,374

CMBS	5.31%	$(5,801)	103	3,083	—	3,186
ABS	5.07%	$—	—	413	—	413
RMBS	5.44%	$35	—	38	—	38
Total interest income from securities			103	3,534	—	3,637

Preference payments on structured notes	—%	$—	—	880	—	880
Preference payments on trading securities	—%	$—	—	1,150	—	1,150
Other	—%	$—	—	65	—	65
Total interest income - other			—	2,095	—	2,095
Total interest income			$101	$45,186	$3,819	$49,106

(1)	Fee income recognized as a component of interest income is primarily comprised of loan origination fees, loan exit fees and loan extension fees.

(2)	Includes two legacy CRE loans reclassified to CRE loans from assets held for sale on the consolidated balance sheet at June 30, 2018.

(Back to Index)

(Back to Index)

Three and Six Months Ended June 30, 2018 as compared to Three and Six Months Ended June 30, 2017

	For the Three Months Ended
	June 30,
	2018	2017	Dollar Change	Percent Change
Interest income:
Interest income from loans:
CRE whole loans	$24,593	$20,858	$3,735	18%
Legacy CRE loans held for sale	339	981	(642)	(65)%
CRE preferred equity investment	562	—	562	100%
CRE mezzanine loan	30	—	30	100%
Syndicated corporate loans	(89)	2	(91)	N/M (1)
Total interest income from loans	25,435	21,841	3,594	16%

Interest income from securities:
CMBS	4,205	1,110	3,095	279%
ABS	—	200	(200)	(100)%
RMBS	—	19	(19)	(100)%
Total interest income from securities	4,205	1,329	2,876	216%

Interest income - other:
Preference payments on structured notes	—	409	(409)	(100)%
Preference payments on trading securities	—	16	(16)	(100)%
Other	20	40	(20)	(50)%
Total interest income - other	20	465	(445)	(96)%
Total interest income	$29,660	$23,635	$6,025	25%

(1)	Results of computation are not meaningful.

	For the Six Months Ended
	June 30,
	2018	2017	Dollar Change	Percent Change
Interest income:
Interest income from loans:
CRE whole loans	$46,544	$41,021	$5,523	13%
Legacy CRE loans held for sale	660	2,305	(1,645)	(71)%
CRE preferred equity investment	580	—	580	100%
CRE mezzanine loan	30	—	30	100%
Syndicated corporate loans	4	48	(44)	(92)%
Total interest income from loans	47,818	43,374	4,444	10%

Interest income from securities:
CMBS	7,661	3,186	4,475	140%
ABS	—	413	(413)	(100)%
RMBS	—	38	(38)	(100)%
Total interest income from securities	7,661	3,637	4,024	111%

Interest income - other:
Preference payments on structured notes	—	880	(880)	(100)%
Preference payments on trading securities	—	1,150	(1,150)	(100)%
Other	138	65	73	112%
Total interest income - other	138	2,095	(1,957)	(93)%
Total interest income	$55,617	$49,106	$6,511	13%
Aggregate interest income increased by $6.0 million and $6.5 million for the comparative three and six months ended June 30, 2018 and 2017, respectively. We attribute the changes to the following:

(Back to Index)

(Back to Index)

Interest Income from Loans
CRE whole loans. The increases of $3.7 million and $5.5 million for the comparative three and six months ended June 30, 2018 and 2017, respectively, are primarily attributable to an increase in the one-month London Interbank Offered Rate ("LIBOR"), our benchmark rate on CRE whole loans, over the comparative periods and an increase in the outstanding balance of the CRE whole loans, attributable to net fundings of $149.7 million for the 12 months ended June 30, 2018. The increases were offset by a decline in income related to origination, extension and exit fees for the comparative three and six months ended June 30, 2018 and 2017.
Legacy CRE loans held for sale. The decreases of $642,000 and $1.6 million for the comparative three and six months ended June 30, 2018 and 2017, respectively, are primarily attributable to legacy CRE loan payoffs, including: a February 2017 payoff of one loan with a carrying value of $14.3 million, the July 2017 payoffs of two loans with total carrying values of $61.4 million and a December 2017 payoff of one loan with a carrying value of $15.0 million.
CRE preferred equity investment. The increases of $562,000 and $580,000 for the comparative three and six months ended June 30, 2018 and 2017, respectively, are attributable to our March 2018 investment in a preferred equity interest with outstanding principal of $19.4 million and an 11.50% interest rate at June 30, 2018.
Interest Income from Securities
CMBS. The increases of $3.1 million and $4.5 million for the comparative three and six months ended June 30, 2018 and 2017, respectively, are primarily attributable to acquisitions of CMBS with aggregate face values of $314.1 million during the 12 months ended June 30, 2018. The yield for the six months ended June 30, 2017 includes $502,000 of non-recurring items. Adjusted for non-recurring items, the yield for the six months ended June 30, 2017 is 5.95%, as compared to 6.37% for the six months ended June 30, 2018.
ABS. The decreases of $200,000 and $413,000 for the comparative three and six months ended June 30, 2018 and 2017, respectively, are primarily attributable to ABS sales, including: the September 2017 sales of four securities with total amortized costs at sale of $2.5 million and the December 2017 sale of one security with an amortized cost at sale of $1.8 million. The remaining security was sold in March 2017.
Interest Income - Other
Preference payments on structured notes. The decreases of $409,000 and $880,000 for the comparative three and six months ended June 30, 2018 and 2017, respectively, are attributable to the May, June and September 2017 sales of the three remaining Harvest collateralized loan obligation ("CLO") securities.
Preference payments on trading securities. The decrease of $1.2 million for the comparative six months ended June 30, 2018 and 2017 are primarily attributable to the receipt of $1.1 million of cash in excess of our cost basis, recorded as interest income on our consolidated statements of operations, on a trading security in the first quarter of 2017.
Interest Expense
The following tables set forth information relating to our interest expense incurred for the periods presented, by asset class (in thousands, except percentages):

	For the Three Months Ended		For the Three Months Ended
	June 30, 2018		June 30, 2017
	Weighted Average		Weighted Average
	Cost of Funds	Balance	Cost of Funds	Balance
Interest expense:
CRE whole loans	4.53%	$751,422	4.26%	$772,625
Convertible senior notes	7.02%	$235,385	8.15%	$215,000
CMBS	3.41%	$162,808	3.03%	$71,658
Trust certificates	6.93%	$73,931	7.17%	$26,598
Unsecured junior subordinated debentures / other	6.19%	$51,548	5.09%	$51,548
Hedging	0.25%	$47,612	0.73%	$1,501

(Back to Index)

(Back to Index)

	For the Six Months Ended		For the Six Months Ended
	June 30, 2018		June 30, 2017
	Weighted Average		Weighted Average
	Cost of Funds	Balance	Cost of Funds	Balance
Interest expense:
CRE whole loans	4.42%	$718,426	4.12%	$801,198
Convertible senior notes	7.04%	$235,385	8.19%	$215,000
CMBS	3.39%	$140,917	2.95%	$74,126
Trust certificates	6.76%	$74,174	7.05%	$26,598
Unsecured junior subordinated debentures / other	5.90%	$51,548	5.02%	$51,548
Hedging	0.36%	$44,915	0.73%	$755
The following tables summarize interest expense for the periods indicated (in thousands, except percentages):

Type of Security	Coupon Interest	Unamortized Deferred Debt Expense	Net Amortization	Interest Expense	Total
For the Three Months Ended June 30, 2018:
CRE whole loans	3.83%	$10,606	$1,123	$7,359	$8,482
Convertible senior notes	5.26%	$15,884	1,080	3,098	4,178
CMBS	3.37%	$—	—	1,385	1,385
Trust certificates	6.43%	$417	77	1,201	1,278
Unsecured junior subordinated debentures / other	6.19%	$—	—	806	806
Hedging (1)	0.25%	$—	—	30	30
Total interest expense			$2,280	$13,879	$16,159

For the Three Months Ended June 30, 2017:
CRE whole loans	3.25%	$5,346	$1,737	$6,478	$8,215
Convertible senior notes	6.93%	$5,296	706	3,724	4,430
CMBS	2.90%	$—	7	535	542
Trust certificates	6.52%	$208	37	438	475
Unsecured junior subordinated debentures / other	5.09%	$—	—	682	682
Hedging (1)	0.79%	$—	—	3	3
Total interest expense			$2,487	$11,860	$14,347

(1)	Hedging coupon interest is calculated as the net of the fixed pay rate and floating rate received.

Type of Security	Coupon Interest	Unamortized Deferred Debt Expense	Net Amortization	Interest Expense	Total
For the Six Months Ended June 30, 2018:
CRE whole loans	3.71%	$10,606	$2,092	$13,650	$15,742
Convertible senior notes	5.26%	$15,884	2,136	6,195	8,331
CMBS	3.23%	$—	—	2,372	2,372
Trust certificates	6.26%	$417	153	2,335	2,488
Unsecured junior subordinated debentures / other	5.90%	$—	—	1,530	1,530
Hedging (1)	0.37%	$—	—	80	80
Total interest expense			$4,381	$26,162	$30,543

For the Six Months Ended June 30, 2017:
CRE whole loans	3.08%	$5,346	$3,756	$12,631	$16,387
Convertible senior notes	6.93%	$5,296	1,408	7,450	8,858
CMBS	2.82%	$—	16	1,068	1,084
Trust certificates	6.41%	$208	74	856	930
Unsecured junior subordinated debentures / other	5.03%	$—	—	1,322	1,322
Hedging (1)	0.79%	$—	—	20	20
Total interest expense			$5,254	$23,347	$28,601

(1)	Hedging coupon interest is calculated as the net of the fixed pay rate and floating rate received.

(Back to Index)

(Back to Index)

Three and Six Months Ended June 30, 2018 as compared to Three and Six Months Ended June 30, 2017

	For the Three Months Ended
	June 30,
	2018	2017	Dollar Change	Percent Change
Interest expense:
CRE whole loans	$8,482	$8,215	$267	3%
Convertible senior notes	4,178	4,430	(252)	(6)%
CMBS	1,385	542	843	156%
Trust certificates	1,278	475	803	169%
Unsecured junior subordinated debentures / other	806	682	124	18%
Hedging	30	3	27	900%
Total interest expense	$16,159	$14,347	$1,812	13%

	For the Six Months Ended
	June 30,
	2018	2017	Dollar Change	Percent Change
Interest expense:
CRE whole loans	$15,742	$16,387	$(645)	(4)%
Convertible senior notes	8,331	8,858	(527)	(6)%
CMBS	2,372	1,084	1,288	119%
Trust certificates	2,488	930	1,558	168%
Unsecured junior subordinated debentures / other	1,530	1,322	208	16%
Hedging	80	20	60	300%
Total interest expense	$30,543	$28,601	$1,942	7%
Aggregate interest expense increased by $1.8 million and $1.9 million for the comparative three and six months ended June 30, 2018 and 2017, respectively. We attribute the changes to the following:
CRE whole loans. The increase of $267,000 for the comparative three months ended June 30, 2018 and 2017 is primarily attributable to the execution of a new CRE - term repurchase facility in April 2018, resulting in $298,000 of incurred interest expense during the three months ended June 30, 2018. The decrease of $645,000 for the comparative six months ended June 30, 2018 and 2017 is primarily attributable to a decrease in the outstanding notes payable balances on our securitizations, attributable to the August 2017 liquidation of Resource Capital Corp. 2014-CRE2, Ltd. ("RCC 2014-CRE2") and paydowns of $120.9 million and $101.6 million on Resource Capital Corp. 2015-CRE3, Ltd. ("RCC 2015-CRE3") and Resource Capital Corp. 2015-CRE4, Ltd. ("RCC 2015-CRE4"), respectively, during the 12 months ended June 30, 2018. The decrease is offset by increases in the cost of funds on our CRE - term repurchase facilities, related to an increase in one-month LIBOR over the comparative period, and new senior notes from Resource Capital Corp. 2017-CRE5, Ltd. ("RCC 2017-CRE5") and Exantas Capital Corp. 2018-RSO6, Ltd. ("XAN 2018-RSO6"), which closed in July 2017 and June 2018, respectively.
Convertible senior notes. The decreases of $252,000 and $527,000 for the comparative three and six months ended June 30, 2018 and 2017, respectively, are primarily attributable to the extinguishment in the third quarter of 2017 of $44.5 million and $78.8 million of aggregate principal of our 6.00% convertible senior notes due 2018 ("6.00% Convertible Senior Notes") and 8.00% convertible senior notes due 2020 ("8.00% Convertible Senior Notes"), respectively. The decrease is offset by the issuance, in conjunction with the extinguishment, of our 4.50% convertible senior notes due 2022 ("4.50% Convertible Senior Notes"), with a lower cost of funds.
CMBS. The increases of $843,000 and $1.3 million for the comparative three and six months ended June 30, 2018 and 2017, respectively, are primarily attributable to our acquisitions of CMBS, financed with CMBS repurchase facilities.
Trust certificates. The increases of $803,000 and $1.6 million for the comparative three and six months ended June 30, 2018 and 2017, respectively, are primarily attributable to the September 2017 execution of the master repurchase agreement with RSO Repo SPE Trust 2017, with an outstanding balance of $47.1 million at June 30, 2018, and the increase in one-month LIBOR over the comparative period.

(Back to Index)

(Back to Index)

Other Revenue
Three and Six Months Ended June 30, 2018 as compared to Three and Six Months Ended June 30, 2017
Other revenue decreased by $812,000 and $1.8 million for the comparative three and six months ended June 30, 2018 and 2017, respectively, primarily due to decreases of $698,000 and $1.4 million, respectively, in fee income, attributable to management and incentive fee payments received in March and June 2017, on Resource Capital Asset Management, LLC's remaining CLO management contract, the CLO of which substantially liquidated in February 2017.
Operating Expenses
Three and Six Months Ended June 30, 2018 as compared to Three and Six Months Ended June 30, 2017
The following tables set forth information relating to our operating expenses for the periods presented (in thousands, except percentages):

	For the Three Months Ended
	June 30,
	2018	2017	Dollar Change	Percent Change
Operating expenses:
Management fees	$2,812	$2,638	$174	7%
General and administrative	2,547	3,580	(1,033)	(29)%
Equity compensation	659	734	(75)	(10)%
Depreciation and amortization	19	32	(13)	(41)%
Provision for (recovery of) loan and lease losses, net	—	131	(131)	(100)%
Total operating expenses	$6,037	$7,115	$(1,078)	(15)%

	For the Six Months Ended
	June 30,
	2018	2017	Dollar Change	Percent Change
Operating expenses:
Management fees	$5,625	$5,318	$307	6%
General and administrative	5,607	7,443	(1,836)	(25)%
Equity compensation	1,626	1,522	104	7%
Depreciation and amortization	32	100	(68)	(68)%
Impairment losses	—	177	(177)	(100)%
Provision for (recovery of) loan and lease losses, net	(799)	1,130	(1,929)	(171)%
Total operating expenses	$12,091	$15,690	$(3,599)	(23)%
Aggregate operating expenses decreased by $1.1 million and $3.6 million for the comparative three and six months ended June 30, 2018 and 2017, respectively. We attribute the changes to the following:
Management fees. The increases of $174,000 and $307,000 for the comparative three and six months ended June 30, 2018 and 2017, respectively, are primarily attributable to the amended base management fee as defined in our Third Amended and Restated Management Agreement ("Management Agreement"), equal to 1/12th of the amount of our equity multiplied by 1.50%. The Management Agreement fixed the base management fee at $937,500 for each of the 15 successive months effective October 1, 2017.

(Back to Index)

(Back to Index)

General and administrative. General and administrative expenses decreased by $1.0 million and $1.8 million for the comparative three and six months ended June 30, 2018 and 2017, respectively. The following tables summarize the information relating to our general and administrative expenses for the periods presented (in thousands, except percentages):

	For the Three Months Ended
	June 30,
	2018	2017	Dollar Change	Percent Change
General and administrative:
Wages and benefits	$910	$972	$(62)	(6)%
Professional services	536	1,077	(541)	(50)%
D&O insurance	283	298	(15)	(5)%
Operating expenses	254	371	(117)	(32)%
Dues and subscriptions	206	313	(107)	(34)%
Director fees	164	253	(89)	(35)%
Travel	85	88	(3)	(3)%
Rent and utilities	84	160	(76)	(48)%
Tax penalties, interest and franchise tax	25	48	(23)	(48)%
Total general and administrative	$2,547	$3,580	$(1,033)	(29)%

	For the Six Months Ended
	June 30,
	2018	2017	Dollar Change	Percent Change
General and administrative:
Wages and benefits	$1,945	$1,760	$185	11%
Professional services	1,563	2,705	(1,142)	(42)%
D&O insurance	593	494	99	20%
Operating expenses	453	781	(328)	(42)%
Dues and subscriptions	425	601	(176)	(29)%
Director fees	328	502	(174)	(35)%
Rent and utilities	162	316	(154)	(49)%
Travel	146	191	(45)	(24)%
Tax penalties, interest and franchise tax	(8)	93	(101)	(109)%
Total general and administrative	$5,607	$7,443	$(1,836)	(25)%
The decreases in general and administrative expenses for the comparative three and six months ended June 30, 2018 and 2017 are primarily attributable to decreases of $541,000 and $1.1 million, respectively, in professional services, related to $275,000 of legal expenses associated with legacy CRE loans held for sale and $308,000 of consulting fees for the review of our Management Agreement and the renaming and rebranding of our Company during the three and six months ended June 30, 2017. The additional decrease in professional services for the comparative six months ended June 30, 2018 and 2017 is attributable to legal expenses of $517,000 for an aborted CRE securitization during the six months ended June 30, 2017.
Provision for (recovery of) loan and lease losses, net. The decrease of $1.9 million for the comparative six months ended June 30, 2018 and 2017 is primarily attributable to recognition of a recovery of the general provision of approximately $800,000 during the six months ended June 30, 2018 due to improvement of financial performance in our CRE whole loan portfolio, compared to a general provision of approximately $860,000, resulting from the review and reassessment of the amount of the allowance in our CRE whole loan portfolio during the six months ended June 30, 2017. Additionally, the decrease is attributable to approximately $270,000 of provisions on our direct financing leases during the six months ended June 30, 2017.

(Back to Index)

(Back to Index)

Other Income (Expense)
Three and Six Months Ended June 30, 2018 as compared to Three and Six Months Ended June 30, 2017
The following tables set forth information relating to our other income (expense) incurred for the periods presented (in thousands, except percentages):

	For the Three Months Ended
	June 30,
	2018	2017	Dollar Change	Percent Change
Other Income (Expense):
Equity in earnings (losses) of unconsolidated entities	$69	$(118)	$187	158%
Net realized and unrealized gain on investment securities available-for-sale and loans and derivatives	932	9,478	(8,546)	(90)%
Net realized and unrealized gain (loss) on investment securities, trading	58	(50)	108	216%
Fair value adjustments on financial assets held for sale	9	79	(70)	(89)%
Other income	506	17	489	2,876%
Total other income (expense)	$1,574	$9,406	$(7,832)	(83)%

	For the Six Months Ended
	June 30,
	2018	2017	Dollar Change	Percent Change
Other Income (Expense):
Equity in earnings (losses) of unconsolidated entities	$(223)	$243	$(466)	(192)%
Net realized and unrealized gain on investment securities available-for-sale and loans and derivatives	290	17,084	(16,794)	(98)%
Net realized and unrealized gain (loss) on investment securities, trading	53	(961)	1,014	106%
Fair value adjustments on financial assets held for sale	(4,656)	58	(4,714)	(8,128)%
Other income	517	85	432	508%
Total other income (expense)	$(4,019)	$16,509	$(20,528)	(124)%
Aggregate other income decreased by $7.8 million for the comparative three months ended June 30, 2018 and 2017 and $20.5 million to an expense for the comparative six months ended June 30, 2018 and 2017. We attribute the change to the following:
Net realized and unrealized gain on investment securities available-for-sale and loans and derivatives. The decreases of $8.5 million and $16.8 million for the comparative three and six months ended June 30, 2018 and 2017, respectively, are primarily attributable to non-recurring realized gains of $5.6 million and $12.6 million during the three and six months ended June 30, 2017, respectively, in connection with the payoffs of legacy CRE loans. Additionally, the decreases are attributable to non-recurring realized gains of $3.3 million on the sale of two investment securities available-for-sale during the six months ended June 30, 2017 and net realized and unrealized gains of $655,000 and $1.1 million on our life settlement contracts during the three and six months ended June 30, 2017, respectively.
Net realized and unrealized gain (loss) on investment securities, trading. The increase of $1.0 million from a loss to a gain for the comparative six months ended June 30, 2018 and 2017 is primarily attributable to the receipt of a $4.1 million principal payment on one trading security in the first quarter of 2017. Consequently, the trading security's fair value declined following the payment. There were no such transactions during the three months ended June 30, 2018.
Fair value adjustments on financial assets held for sale. The decrease of $4.7 million for the comparative six months ended June 30, 2018 and 2017 is primarily attributable to carrying value charges of $4.7 million to write down one legacy CRE loan held for sale to its estimated fair value, based on appraisals received during the first quarter of 2018.
Other income. The increase of $489,000 for the comparative three months ended June 30, 2018 and 2017 is primarily attributable to the recognition of $478,000 of other income resulting from cash received, in excess of the total carrying values of the collateral management fee rebate assets, for the reduction of our right to the collateral management fee rebates to zero in the second quarter of 2018.

(Back to Index)

(Back to Index)

Net Loss From Discontinued Operations, Net of Tax
In November 2016, our Board approved the Plan that would allow us to focus on making CRE debt investments and disposing of certain underperforming legacy CRE loans, exiting underperforming non-core asset classes and investments and establishing a dividend policy based on sustainable earnings. We met all of the criteria to classify the operating results of the residential mortgage and middle market lending segments as discontinued operations and exclude them from continuing operations for all periods presented. In addition, we transferred the assets and liabilities of Life Care Funding, LLC and certain legacy CRE loans to held for sale in the fourth quarter of 2016. As of June 30, 2018, we disposed of substantially all of the non-real estate assets identified for sale.
The following table summarizes the operating results of the residential mortgage and middle market lending segments' discontinued operations as reported separately as net loss from discontinued operations, net of tax for the three and six months ended June 30, 2018 and 2017 (in thousands):

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2018	2017	2018	2017
REVENUES
Interest income:
Loans	$10	$893	$580	$1,790
Other	9	19	13	32
Total interest income	19	912	593	1,822
Interest expense	—	—	—	—
Net interest income	19	912	593	1,822
Gain (loss) on sale of residential mortgage loans	13	3,049	(1)	6,874
Fee (loss) income	(66)	1,497	33	3,677
Total revenues	(34)	5,458	625	12,373
OPERATING EXPENSES
Equity compensation	—	162	—	221
General and administrative	443	8,922	1,103	16,395
Total operating expenses	443	9,084	1,103	16,616

	(477)	(3,626)	(478)	(4,243)
OTHER INCOME (EXPENSE)
Net realized and unrealized gain (loss) on investment securities available-for-sale and loans and derivatives	27	(83)	275	(85)
Fair value adjustments on financial assets held for sale	—	(475)	—	(417)
Total other income (expense)	27	(558)	275	(502)

LOSS FROM DISCONTINUED OPERATIONS BEFORE TAXES	(450)	(4,184)	(203)	(4,745)
Income tax expense	—	—	—	—
NET LOSS FROM DISCONTINUED OPERATIONS, NET OF TAX	(450)	(4,184)	(203)	(4,745)
Loss from disposal of discontinued operations	—	—	—	—
TOTAL LOSS FROM DISCONTINUED OPERATIONS	$(450)	$(4,184)	$(203)	$(4,745)
Net loss from discontinued operations. Net loss from discontinued operations decreased by $3.7 million and $4.5 million for the comparative three and six months ended June 30, 2018 and 2017, respectively. The residential mortgage lending segment incurred a net loss of approximately $486,000 and $1.1 million for the three and six months ended June 30, 2018, respectively, primarily attributable to Primary Capital Mortgage, LLC's ("PCM") general and administrative expenses, particularly from consulting fees, incurred in the wind-down of that business. During the three and six months ended June 30, 2018, the middle market lending segment generated net income of approximately $36,000 and $855,000, respectively, primarily attributable to interest income earned and net gains on the sales of the remaining syndicated middle market loans of $243,000 during the six months ended June 30, 2018.

(Back to Index)

(Back to Index)

During the three and six months ended June 30, 2017, the middle market lending segment generated net income of $798,000 and $1.7 million, respectively, primarily attributable to interest income earned on the remaining syndicated middle market loans. The residential mortgage lending segment recognized a net loss of approximately $5.0 million and $6.4 million for the three and six months ended June 30, 2017, respectively, primarily attributable to incurred costs resulting from the asset purchase agreement executed by PCM to sell its residential mortgage operating platform and certain other assets and liabilities.
Financial Condition
Summary
Our total assets were $1.9 billion at June 30, 2018 and December 31, 2017.
Investment Portfolio
The tables below summarize the amortized cost and net carrying amount of our investment portfolio, classified by asset type, at June 30, 2018 and December 31, 2017 as follows (in thousands, except percentages and amounts in footnotes):

At June 30, 2018	Amortized Cost	Net Carrying Amount	Percent of Portfolio	Weighted Average Coupon
Loans held for investment:
CRE whole loans (1)(2)	$1,426,656	$1,422,127	79.62%	6.40%
CRE mezzanine loan	4,700	4,700	0.26%	10.00%
CRE preferred equity investment	19,191	19,191	1.07%	11.50%
	1,450,547	1,446,018	80.95%

Investment securities available-for-sale:
CMBS	317,414	318,424	17.83%	4.44%

Investment securities, trading:
Structured notes	1,000	—	—%	N/A (7)

Other investments:
Investments in unconsolidated entities	1,782	1,782	0.10%	N/A (7)
Direct financing leases (4)	801	66	—%	5.66%
	2,583	1,848	0.10%

Other assets held for sale:
Legacy CRE loan (2)(5)	24,614	18,000	1.01%	—%
Middle market loan (6)	13,837	1,978	0.11%	—%
	38,451	19,978	1.12%

Total investment portfolio	$1,809,995	$1,786,268	100.00%

(Back to Index)

(Back to Index)

At December 31, 2017	Amortized Cost	Net Carrying Amount	Percent of Portfolio	Weighted Average Coupon
Loans held for investment:
CRE whole loans (1)	$1,290,150	$1,284,822	79.94%	6.09%

Investment securities available-for-sale:
CMBS	210,806	211,579	13.17%	4.35%
ABS	259	158	0.01%	N/A (7)
	211,065	211,737	13.18%

Investment securities, trading:
Structured notes	2,891	178	0.01%	N/A (7)

Loans held for sale:
Syndicated corporate loans (3)	13	13	—%	N/A (7)

Other investments:
Investments in unconsolidated entities	12,051	12,051	0.75%	N/A (7)
Direct financing leases (4)	886	151	0.01%	5.66%
	12,937	12,202	0.76%

Other assets held for sale:
Legacy CRE loans (5)	63,783	61,841	3.85%	1.64%
Middle market loans (6)	41,199	29,308	1.82%	5.06%
Life settlement contracts	5,130	5,130	0.32%	N/A (7)
Residential mortgage loans	1,913	1,913	0.12%	3.92%
	112,025	98,192	6.11%

Total investment portfolio	$1,629,081	$1,607,144	100.00%

(1)	Net carrying amount includes an allowance for loan losses of $4.5 million and $5.3 million at June 30, 2018 and December 31, 2017, respectively.

(2)
At June 30, 2018, two legacy CRE loans with total amortized costs and net carrying amounts of $28.3 million were reclassified to CRE whole loans as it is now our intent to hold these loans to maturity.

(3)	The fair value option was elected for syndicated corporate loans held for sale.

(4)	Net carrying amount includes allowance for lease losses of $735,000 at June 30, 2018 and December 31, 2017.

(5)	Net carrying amount includes lower of cost or market value adjustments of $6.6 million and $1.9 million at June 30, 2018 and December 31, 2017, respectively.

(6)	Net carrying amount includes lower of cost or market value adjustments of $11.9 million at June 30, 2018 and December 31, 2017.

(7)	There are no stated rates associated with these investments.

(Back to Index)

(Back to Index)

CRE loans and syndicated corporate loans. The following is a summary of our loans (dollars in thousands, except amounts in footnotes):

Description	Quantity	Principal	Unamortized (Discount) Premium, net (1)	Amortized Cost	Allowance for Loan Losses	Carrying Value (2)	Contractual Interest Rates	Maturity Dates (3)(4)(5)
At June 30, 2018:
CRE loans held for investment:
Whole loans (6)(7)	78	$1,434,572	$(7,916)	$1,426,656	$(4,529)	$1,422,127	1M LIBOR plus 2.50% to 1M LIBOR plus 6.25%	July 2018 to July 2021
Mezzanine loan	1	4,700	—	4,700	—	4,700	10.00%	June 2028
Preferred equity investment (8)(9)	1	19,374	(183)	19,191	—	19,191	11.50%	April 2025
Total CRE loans held for investment		1,458,646	(8,099)	1,450,547	(4,529)	1,446,018
Total loans		$1,458,646	$(8,099)	$1,450,547	$(4,529)	$1,446,018

At December 31, 2017:
CRE loans held for investment:
Whole loans (6)	70	$1,297,164	$(7,014)	$1,290,150	$(5,328)	$1,284,822	1M LIBOR plus 3.60% to 1M LIBOR plus 6.25%	February 2018 to January 2021
Total CRE loans held for investment		1,297,164	(7,014)	1,290,150	(5,328)	1,284,822
Syndicated corporate loans (10)	2	13	—	13	—	13	N/A	N/A
Total loans held for sale		13	—	13	—	13
Total loans		$1,297,177	$(7,014)	$1,290,163	$(5,328)	$1,284,835

(1)
Amounts include unamortized loan origination fees of $7.6 million and $6.7 million and deferred amendment fees of $482,000 and $268,000 being amortized over the life of the loans at June 30, 2018 and December 31, 2017, respectively.

(2)	Substantially all loans are pledged as collateral under various borrowings at June 30, 2018 and December 31, 2017.

(3)	Maturity dates exclude contractual extension options, subject to the satisfaction of certain terms, that may be available to the borrowers.

(4)	Maturity dates exclude one whole loan, with an amortized cost of $7.0 million, in default at June 30, 2018 and December 31, 2017.

(5)
Maturity dates exclude one whole loan, with an amortized cost of $11.5 million, in maturity default and performing with respect to debt service due in accordance with a forbearance agreement at June 30, 2018. The loan was classified as an asset held for sale and in maturity default at December 31, 2017.

(6)
Whole loans had $88.7 million and $84.1 million in unfunded loan commitments at June 30, 2018 and December 31, 2017, respectively.  These unfunded loan commitments are advanced as the borrowers formally request additional funding, as permitted under the loan agreement, and any necessary approvals have been obtained.

(7)	At June 30, 2018, two legacy CRE loans with amortized costs of $28.3 million were reclassified to whole loans from assets held for sale as it is now our intent to hold these loans to maturity.

(8)	The interest rate on our preferred equity investment pays currently at 8.00%. The remaining interest is deferred until maturity.

(9)	Beginning in April 2023, we have the right to unilaterally force the sale of the underlying property.

(10)	All syndicated corporate loans are second lien loans and are accounted for under the fair value option.
At June 30, 2018, approximately 31.2%, 24.0% and 13.1% of our CRE loan portfolio was concentrated in the Southwest, Pacific and Mountain regions, respectively, based on carrying value, as defined by the National Council of Real Estate Investment Fiduciaries ("NCREIF"). At December 31, 2017, approximately 28.0%, 24.3%, and 12.5% of our CRE loan portfolio was concentrated in the Southwest, Pacific and Mountain regions, respectively, based on carrying value.
CMBS.  During the six months ended June 30, 2018, we purchased 20 CMBS positions with aggregate face values of $121.4 million, at a cost of $113.8 million, and received paydowns of $8.5 million. At June 30, 2018 and December 31, 2017, the remaining discount to be accreted into income over the remaining lives of the securities was $46.1 million and $39.8 million, respectively. At June 30, 2018 and December 31, 2017, the remaining premium to be amortized into income over the remaining lives of the securities was $64,000 and $32,000, respectively. These securities are classified as available-for-sale and carried at their fair value.

(Back to Index)

(Back to Index)

The following table summarizes our CMBS investments at fair value (in thousands, except amounts in the footnote):

	Fair Value at December 31, 2017	Net Purchases (Sales) (1)	Net Upgrades (Downgrades)	Paydowns	MTM Change on Same Ratings	Fair Value at June 30, 2018
Moody's ratings category:
Aaa	$8,390	$—	$—	$(1,150)	$(98)	$7,142
Aa1 through Aa3	—	—	—	—	—	—
A1 through A3	1,563	—	—	(1,564)	1	—
Baa1 through Baa3	8,432	7,974	—	(2,177)	(83)	14,146
Ba1 through Ba3	10,866	—	—	(1,893)	(60)	8,913
B1 through B3	—	—	—	—	—	—
Caa1 through Caa3	426	—	—	—	(3)	423
Ca through C	191	—	—	—	(56)	135
Non-Rated	181,711	105,809	—	(1,738)	1,883	287,665
Total	$211,579	$113,783	$—	$(8,522)	$1,584	$318,424

S&P ratings category:
AAA	$1,318	$—	$—	$(1,023)	$—	$295
AA+ through AA-	4,371	—	—	(917)	(17)	3,437
A+ through A-	11,593	—	—	(3,242)	(42)	8,309
BBB+ through BBB-	22,502	7,974	—	(283)	443	30,636
BB+ through BB-	86,259	5,000	—	(1,657)	552	90,154
B+ through B-	—	15,000	—	—	19	15,019
CCC+ through CCC-	—	—	—	—	—	—
D	—	—	—	—	—	—
Non-Rated	85,536	85,809	—	(1,400)	629	170,574
Total	$211,579	$113,783	$—	$(8,522)	$1,584	$318,424

Fitch ratings category:
AAA	$6,482	$—	$1,028	$(1,787)	$(72)	$5,651
AA+ through AA-	—	—	—	—	—	—
A+ through A-	2,881	—	—	(2,587)	1	295
BBB+ through BBB-	40,577	21,494	862	(146)	966	63,753
BB+ through BB-	16,712	—	(1,890)	(2,019)	(54)	12,749
B+ through B-	43,191	19,882	—	(244)	81	62,910
CCC	—	—	—	—	—	—
CC through D	191	—	—	—	(56)	135
Non-Rated	101,545	72,407	—	(1,739)	718	172,931
Total	$211,579	$113,783	$—	$(8,522)	$1,584	$318,424

(1)
During the six months ended June 30, 2018, we acquired $41.0 million of CMBS, at a cost of approximately $33.4 million, with a weighted average spread, based on cost, of 3.55% over the interpolated interest rate swap curve and $80.4 million of CMBS, at a cost of approximately $80.4 million, with a weighted average spread, based on face value, of 2.46% over LIBOR.

ABS.  In March 2018, we sold our remaining two ABS investment securities available-for-sale with total amortized costs of $265,000, receiving proceeds of $48,000. At June 30, 2018, we did not hold any ABS investment securities available-for-sale.  At December 31, 2017, we held two ABS investment securities available-for-sale with total fair values of $158,000.

(Back to Index)

(Back to Index)

The following table summarizes our ABS at fair value (in thousands):

	Fair Value at December 31, 2017	Net Purchases (Sales)	MTM Change on Same Ratings	Fair Value at June 30, 2018
Moody's ratings category:
Non-Rated	$158	$(259)	$101	$—

S&P ratings category:
Non-Rated	$158	$(259)	$101	$—

Fitch ratings category:
Non-Rated	$158	$(259)	$101	$—
Investment securities, trading. Structured notes are CLO debt securities collateralized by syndicated corporate loans. The following table summarizes our structured notes classified as investment securities, trading, and carried at fair value (in thousands, except number of securities):

	Number of Securities	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
At June 30, 2018:
Structured notes	1	$1,000	$—	$(1,000)	$—

At December 31, 2017:
Structured notes	4	$2,891	$—	$(2,713)	$178
We did not sell any investment securities during the three months ended June 30, 2018 and two investment securities resulting in realized losses of $5,000 during the six months ended June 30, 2018. We did not sell any investment securities during the three months ended June 30, 2017 and one investment security resulting in a realized gain of $9,000 during the six months ended June 30, 2017.
We received a payoff on one investment security resulting in a realized loss of $3,000 during the three and six months ended June 30, 2018.

(Back to Index)

(Back to Index)

Investment in unconsolidated entities. The following table shows our investments in unconsolidated entities at June 30, 2018 and December 31, 2017 and equity in earnings (losses) of unconsolidated entities for the three and six months ended June 30, 2018 and 2017 (in thousands, except percentages and amounts in footnotes):

				Equity in Earnings (Losses) of Unconsolidated Entities
				For the Three Months Ended		For the Six Months Ended
	Ownership % at June 30, 2018	June 30, 2018	December 31, 2017	June 30, 2018	June 30, 2017	June 30, 2018	June 30, 2017

Pelium Capital (1)	80.2%	$154	$10,503	$75	$82	$(230)	$(77)
RCM Global	63.8%	80	—	(6)	(166)	7	(170)
RRE VIP Borrower, LLC (2)	—%	—	—	—	37	—	37
Pearlmark Mezzanine Realty Partners IV, L.P. (3)	—%	—	—	—	(193)	—	165
Investment in LCC Preferred Stock (4)	—%	—	—	—	122	—	288
Subtotal		234	10,503	69	(118)	(223)	243
Investment in RCT I and II (5)	3.0%	1,548	1,548	(806)	(663)	(1,530)	(1,300)
Total		$1,782	$12,051	$(737)	$(781)	$(1,753)	$(1,057)

(1)	During the six months ended June 30, 2018 and 2017, we received distributions of $10.2 million and $13.6 million, respectively, on our investment in Pelium Capital Partners, L.P. ("Pelium Capital").

(2)
We sold our investment in RRE VIP Borrower in December 2014. Earnings for the three and six months ended June 30, 2017 are related to insurance premium refunds with respect to the underlying sold properties in the portfolio.

(3)	We sold our investment in Pearlmark Mezzanine Realty Partners IV, L.P. ("Pearlmark Mezz") in May 2017.

(4)	Our investment in LEAF Commercial Capital, Inc. ("LCC") liquidated in July 2017 as a result of the sale of LCC.

(5)
For the six months ended June 30, 2018 and 2017, distributions from the trusts are recorded in interest expense on our consolidated statements of operations as the investments are accounted for under the cost method.

During the six months ended June 30, 2018, investments held by Pelium Capital and RCM Global were substantially liquidated.

(Back to Index)

(Back to Index)

Financing Receivables
The following tables show the activity in the allowance for loan and lease losses for the six months ended June 30, 2018 and year ended December 31, 2017 and the allowance for loan and lease losses and recorded investments in loans and leases at June 30, 2018 and December 31, 2017 (in thousands):

	Six Months Ended June 30, 2018			Year Ended December 31, 2017
	Commercial Real Estate Loans	Direct Financing Leases	Total	Commercial Real Estate Loans	Syndicated Corporate Loans	Direct Financing Leases	Total
Allowance for loan and lease losses:
Allowance for loan and lease losses at beginning of period	$5,328	$735	$6,063	$3,829	$—	$465	$4,294
Provision for (recovery of) loan and lease losses, net	(799)	—	(799)	1,499	3	270	1,772
Loans charged-off	—	—	—	—	(3)	—	(3)
Allowance for loan and lease losses at end of period	$4,529	$735	$5,264	$5,328	$—	$735	$6,063

	June 30, 2018			December 31, 2017
	Commercial Real Estate Loans	Direct Financing Leases	Total	Commercial Real Estate Loans	Syndicated Corporate Loans	Direct Financing Leases	Total
Allowance for loan and lease losses ending balance:
Individually evaluated for impairment	$2,500	$735	$3,235	$2,500	$—	$735	$3,235
Collectively evaluated for impairment	$2,029	$—	$2,029	$2,828	$—	$—	$2,828
Loans acquired with deteriorated credit quality	$—	$—	$—	$—	$—	$—	$—
Loans and Leases:
Amortized cost ending balance:
Individually evaluated for impairment	$30,891	$801	$31,692	$7,000	$—	$886	$7,886
Collectively evaluated for impairment	$1,419,656	$—	$1,419,656	$1,283,150	$—	$—	$1,283,150
Loans acquired with deteriorated credit quality	$—	$—	$—	$—	$—	$—	$—
Credit quality indicators
Commercial Real Estate Loans
CRE loans are collateralized by a diversified mix of real estate properties and are assessed for credit quality based on the collective evaluation of several factors, including but not limited to: collateral performance relative to underwritten plan, time since origination, current implied and/or reunderwritten loan-to-collateral value ratios, loan structure and exit plan. Depending on the loan's performance against these various factors, loans are rated on a scale from 1 to 5, with loans rated 1 representing loans with the highest credit quality and loans rated 5 representing loans with lowest credit quality. The factors evaluated provide general criteria to monitor credit migration in our loan portfolio, as such, a loan's rating may improve or worsen, depending on new information received.
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
• An updated appraisal is required.
All CRE loans are evaluated for any credit deterioration by debt asset management and certain finance personnel on at least a quarterly basis.
Whole loans are first individually evaluated for impairment; and to the extent not deemed impaired, a general reserve is established.
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
The Company's mezzanine loan and preferred equity investment are evaluated individually for impairment.
Credit risk profiles of CRE loans at amortized cost and legacy CRE loans held for sale at the lower of cost or fair value were as follows (in thousands, except amounts in footnotes):

	Rating 1	Rating 2	Rating 3 (1)	Rating 4	Rating 5 (2)	Held for Sale (3)	Total
At June 30, 2018:
Whole loans	$13,000	$1,271,509	$130,302	$4,845	$7,000	$—	$1,426,656
Mezzanine loan (4)	—	4,700	—	—	—	—	4,700
Preferred equity investment (4)	—	19,191	—	—	—	—	19,191
Legacy CRE loans held for sale	—	—	—	—	—	18,000	18,000
	$13,000	$1,295,400	$130,302	$4,845	$7,000	$18,000	$1,468,547

At December 31, 2017:
Whole loans	$65,589	$1,040,883	$171,841	$4,837	$7,000	$—	$1,290,150
Legacy CRE loans held for sale	—	—	—	—	—	61,841	61,841
	$65,589	$1,040,883	$171,841	$4,837	$7,000	$61,841	$1,351,991

(1)
Includes one whole loan, with an amortized cost of $11.5 million, that was in maturity default at June 30, 2018. The loan is performing with respect to debt service due in accordance with a forbearance agreement at June 30, 2018.

(2)	Includes one whole loan, with an amortized cost of $7.0 million, that was in default at June 30, 2018 and December 31, 2017.

(3)	Includes one and two legacy CRE loans that were in default with total carrying values of $18.0 million and $22.5 million at June 30, 2018 and December 31, 2017, respectively.

(4)	Our mezzanine loan and preferred equity investment are evaluated individually for impairment.

(Back to Index)

(Back to Index)

At June 30, 2018 and December 31, 2017, we had one CRE whole loan designated as an impaired loan with a risk rating of 5 due to short term vacancy/tenant concerns and a past due maturity of February 2017. The loan had an amortized cost of $7.0 million at June 30, 2018 and December 31, 2017. We obtained an appraisal of the collateral in 2016, indicating a fair value of $4.5 million, which we relied upon as a practical expedient for determining the value of the loan at June 30, 2018 and December 31, 2017. No additional provision was recorded on the loan for the three and six months ended June 30, 2018 and 2017. This loan was in default at June 30, 2018 and December 31, 2017.
At June 30, 2018, we had one legacy CRE loan and one mezzanine loan included in assets held for sale with total carrying values of $18.0 million, comprising total amortized cost bases of $24.6 million less a valuation allowance of $6.6 million. The mezzanine loan held for sale had no fair value at June 30, 2018.
At December 31, 2017, we had four legacy CRE loans and one mezzanine loan included in assets held for sale with total carrying values of $61.8 million, comprising total amortized cost bases of $63.8 million less a valuation allowance of $1.9 million. The mezzanine loan held for sale had no fair value at December 31, 2017.
In June 2018, we sold the note and deed of trust of one legacy CRE loan for $12.0 million, resulting in a realized gain of $1.0 million for the three and six months ended June 30, 2018.
At June 30, 2018, we reclassified two legacy CRE loans back into the CRE loan portfolio at the lesser of each loan's cost or market value, totaling $28.3 million, as we now intend to hold the loans to maturity. The loans are classified as CRE loans on the consolidated balance sheets. One reclassified loan with an amortized cost of $11.5 million was in maturity default at June 30, 2018 and December 31, 2017. The loan is performing with respect to debt service due in accordance with a forbearance agreement.
At June 30, 2018 and December 31, 2017, the one remaining legacy CRE loan had a carrying value of $18.0 million and $22.5 million, respectively. An additional fair value adjustment of $4.7 million, which included protective advances of $172,000, to reduce the carrying value was recognized during the six months ended June 30, 2018. This adjustment was recorded based on the receipt of updated appraisals in April 2018 and was recognized in fair value adjustments on financial assets held for sale on our consolidated statements of operations. No valuation adjustments were recognized for the three months ended June 30, 2018, nor the three and six months ended June 30, 2017. The loan is currently in default.
At December 31, 2017, 45.8%, 36.4% and 17.8% of our legacy CRE loans were concentrated in retail, hotel and office, respectively, based on carrying value. Of these loans, 82.2% and 17.8% were within the Pacific and Mountain regions, respectively.
Except as previously discussed, all of our CRE loans, our mezzanine loan and our preferred equity investment were current with respect to contractual principal and interest at June 30, 2018.
Direct Financing Leases
We recorded no provision for lease losses against the value of our direct financing leases during the three and six months ended June 30, 2018. We recorded a provision for lease losses of $131,000 and $270,000 during the three and six months ended June 30, 2017, respectively. We held $66,000 and $151,000 of direct financing leases, net of reserves, at June 30, 2018 and December 31, 2017, respectively.

(Back to Index)

(Back to Index)

Loan Portfolios Aging Analysis
The following table presents the CRE loan portfolio aging analysis as of the dates indicated at amortized cost and legacy CRE loans held for sale at the lower of cost or fair value (in thousands, except amounts in footnotes):

	30-59 Days	60-89 Days	Greater than 90 Days (1)(2)	Total Past Due (3)	Current	Total Loans Receivable (4)	Total Loans > 90 Days and Accruing (2)
At June 30, 2018:
Whole loans	$—	$—	$18,516	$18,516	$1,408,140	$1,426,656	$11,516
Mezzanine loan	—	—	—	—	4,700	4,700	—
Preferred equity investment	—	—	—	—	19,191	19,191	—
Legacy CRE loans held for sale	—	—	18,000	18,000	—	18,000	—
Total loans	$—	$—	$36,516	$36,516	$1,432,031	$1,468,547	$11,516

At December 31, 2017:
Whole loans	$—	$—	$7,000	$7,000	$1,283,150	$1,290,150	$—
Legacy CRE loans held for sale	11,516	—	11,000	22,516	39,325	61,841	—
Total loans	$11,516	$—	$18,000	$29,516	$1,322,475	$1,351,991	$—

(1)	Includes one whole loan, with an amortized cost of $7.0 million, that was in default at June 30, 2018 and December 31, 2017.

(2)
Includes one whole loan, with an amortized cost of $11.5 million, that was in maturity default at June 30, 2018. The loan is performing with respect to debt service due in accordance with a forbearance agreement at June 30, 2018.

(3)	Includes one and two legacy CRE loans that were in default with total carrying values of $18.0 million and $22.5 million at June 30, 2018 and December 31, 2017, respectively.

(4)	Excludes direct financing leases of $66,000 and $151,000, net of reserves, at June 30, 2018 and December 31, 2017, respectively.
Impaired Loans
The following tables show impaired loans as of the dates indicated (in thousands):

	Recorded Balance	Unpaid Principal Balance	Specific Allowance	Average Investment in Impaired Loans	Interest Income Recognized
At June 30, 2018:
Loans without a specific valuation allowance:
Whole loans	$—	$—	$—	$—	$—
Loans with a specific valuation allowance:
Whole loans	$7,000	$7,000	$(2,500)	$7,000	$—
Total:
Whole loans	$7,000	$7,000	$(2,500)	$7,000	$—

At December 31, 2017:
Loans without a specific valuation allowance:
Whole loans	$—	$—	$—	$—	$—
Loans with a specific valuation allowance:
Whole loans	$7,000	$7,000	$(2,500)	$7,000	$—
Total:
Whole loans	$7,000	$7,000	$(2,500)	$7,000	$—
Troubled-Debt Restructurings ("TDR")
There were no TDRs for the six months ended June 30, 2018 and 2017.

(Back to Index)

(Back to Index)

Restricted Cash
At June 30, 2018, we had restricted cash of $10.1 million, which consisted of $9.2 million of restricted cash within six of our eight consolidated securitizations, $739,000 held as margin and $86,000 held in various reserve accounts. At December 31, 2017, we had restricted cash of $22.9 million, which consisted of $20.8 million of restricted cash within six of our seven consolidated securitizations, $1.9 million held as margin, $100,000 held in escrow and $25,000 held in various reserve accounts. The decrease of $12.8 million is primarily attributable to paydowns and interest payments on the RCC 2017-CRE5 notes payable, future fundings made by RCC 2017-CRE5 and the net receipt of previously posted margin from our interest rate swap counterparty.
Accrued Interest Receivable
The following table summarizes our accrued interest receivable at June 30, 2018 and December 31, 2017 (in thousands):

	June 30, 2018	December 31, 2017	Net Change
Accrued interest receivable from loans	$6,207	$6,096	$111
Accrued interest receivable from securities	929	756	173
Accrued interest receivable from escrow and sweep accounts	21	7	14
Total	$7,157	$6,859	$298
The $298,000 increase in accrued interest receivable is primarily attributable to new loan production, an increase in one-month LIBOR and the purchase of CMBS, offset by loan payoffs and the sale of our remaining two ABS during the six months ended June 30, 2018.
Other Assets
The following table summarizes our other assets at June 30, 2018 and December 31, 2017 (in thousands):

	June 30, 2018	December 31, 2017	Net Change
Tax receivables and prepaid taxes	$3,243	$4,286	$(1,043)
Management fees receivable	—	2,029	(2,029)
Other receivables	812	495	317
Fixed assets - non real estate	153	157	(4)
Other	1,017	484	533
Total	$5,225	$7,451	$(2,226)
The $2.2 million decrease in other assets is attributable to a $2.0 million decrease in management fees receivable, due to amortization and the reduction of our right to the remaining $1.5 million of collateral management fee rebate assets to zero in exchange for cash in the second quarter of 2018, and a $1.0 million decrease in tax receivables and prepaid taxes, due to tax refunds of $1.1 million received during the six months ended June 30, 2018. The decrease in other assets was offset by a $533,000 increase in other, primarily attributable to the payment of $1.1 million of premiums for the renewal of our directors and officers liability insurance.
Deferred Tax Asset, Net
At June 30, 2018 and December 31, 2017, our net deferred tax asset was zero. The future realization of deferred tax assets depends upon the generation of future taxable income during the periods in which those temporary differences become deductible. During 2017, we recorded a full valuation allowance against our net deferred tax assets as we believed it was more likely than not that some or all of the deferred tax assets would not be realized. This assessment was based on our cumulative historical losses and uncertainties as to the amount of taxable income that would be generated in future years.  In recognition of this risk, we have recorded a full valuation allowance of $10.4 million and $9.9 million at June 30, 2018 and December 31, 2017, respectively. We will continue to evaluate our ability to realize the tax benefits associated with deferred tax assets by analyzing forecasted taxable income using both historical and projected future operating results, the reversal of existing temporary differences, taxable income in prior carry back years (if permitted) and the availability of tax planning strategies.
In accordance with Securities and Exchange Commission staff issued guidance, a company must reflect the income tax effects of those aspects of the Tax Cuts and Jobs Act (the "Tax Act") for which the accounting is complete. We were able to determine a reasonable provisional estimate that has been recorded in the consolidated financial statements. Our accounting for the impact of the Tax Act is complete.

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
• Residential mortgage-backed securities, which comprise our available-for-sale portfolio.

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

(Back to Index)

(Back to Index)

The table below summarizes the amortized cost and net carrying amount of our investment portfolio at June 30, 2018, classified by asset type (in thousands, except percentages and amounts in footnotes):

At June 30, 2018	Amortized Cost	Net Carrying Amount	Percent of Portfolio	Weighted Average Coupon
Core Assets:
CRE whole loans (1)(2)	$1,398,315	$1,393,786	78.10%	6.43%
CRE mezzanine loan and preferred equity investment (2)	23,891	23,891	1.34%	11.21%
CMBS (3)	317,414	318,424	17.84%	4.44%
Total Core Assets	1,739,620	1,736,101	97.28%

Non-Core Assets:
Structured notes (4)	1,000	—	—%	N/A (11)
Investments in unconsolidated entities (5)	234	234	0.01%	N/A (11)
Direct financing leases (6)	801	66	—%	5.66%
Legacy CRE loans (7)(8)	52,955	46,341	2.60%	2.32%
Middle market loan held for sale (9)(10)	13,837	1,978	0.11%	N/A (11)
Total Non-Core Assets	68,827	48,619	2.72%

Total investment portfolio	$1,808,447	$1,784,720	100.00%

(1)	Net carrying amount includes an allowance for loan losses of $4.5 million at June 30, 2018.

(2)	Classified as CRE loans on the consolidated balance sheets.

(3)	Classified as investment securities available-for-sale on the consolidated balance sheets.

(4)	Classified as investment securities, trading on the consolidated balance sheets.

(5)	Classified as investments in unconsolidated entities on the consolidated balance sheets.

(6)	Net carrying amount includes an allowance for lease losses of $735,000 at June 30, 2018.

(7)
A legacy CRE loan with an amortized cost of $24.6 million and a net carrying amount of $18.0 million is classified in assets held for sale on the consolidated balance sheets. At June 30, 2018, two legacy CRE loans with total amortized costs and net carrying amounts of $28.3 million were reclassified to CRE loans on the consolidated balance sheets as it is now our intent to hold these loans to maturity.

(8)	Net carrying amount includes a lower of cost or market value adjustment of $6.6 million at June 30, 2018.

(9)	Classified as assets held for sale on the consolidated balance sheets.

(10)	Net carrying amount includes the lower of cost or market value adjustment of $11.9 million at June 30, 2018.

(11)	There are no stated rates associated with these investments.
Assets and Liabilities Held for Sale
The assets and liabilities of business segments classified as discontinued operations and other assets and liabilities classified as held for sale are reported separately in the accompanying consolidated financial statements and are summarized as follows at June 30, 2018 and December 31, 2017 (in thousands, except amounts in the footnote):

	June 30, 2018	December 31, 2017
ASSETS
Restricted cash	$—	$138
Accrued interest receivable	—	67
Loans held for sale (1)	19,978	93,063
Other assets (2)	978	14,450
Total assets held for sale	$20,956	$107,718

LIABILITIES
Accounts payable and other liabilities	$2,421	$10,283
Management fee payable	—	56
Accrued interest payable	—	3
Total liabilities held for sale	$2,421	$10,342

(1)
Includes a directly originated middle market loan with a carrying value of $2.0 million at June 30, 2018 and December 31, 2017. In July 2018 substantially all of the assets of the borrower were sold, resulting in $2.1 million of loan repayments.

(2)
Includes our investment in life settlement contracts of $5.1 million at December 31, 2017, which were transferred to held for sale in the fourth quarter of 2016. There were no life settlement contracts remaining at June 30, 2018.

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
We were also exposed to foreign currency exchange risk, a form of risk that arises from the change in price of one currency against another. However, substantially all of our revenues are transacted in U.S. dollars. To address this market risk, we generally hedged our foreign currency-denominated exposures (typically investments in debt instruments, including forecasted principal and interest payments) with foreign currency forward contracts. We classified these hedges as fair value hedges, which are hedges that mitigate the risk of changes in the fair values of assets, liabilities and certain types of firm commitments. We recorded changes in the fair value of derivatives designated and effective as fair value hedges in earnings offset by corresponding changes in the fair values of the hedged items. As we continue to further implement the Plan, as outlined in the "Overview" section, we eliminated our foreign currency exchange risk in the first quarter of 2018.
The following tables present the fair value of our derivative financial instruments as well as their classification on our consolidated balance sheets and on the consolidated statements of operations for the periods presented:
Fair Value of Derivative Instruments at June 30, 2018 (in thousands)

	Asset Derivatives
	Notional Amount	Consolidated Balance Sheets Location	Fair Value
Interest rate swap contracts, hedging (1)	$52,610	Derivatives, at fair value	$2,273

	Liability Derivatives
	Notional Amount	Consolidated Balance Sheets Location	Fair Value
Interest rate swap contracts, hedging (1)	$20,216	Derivatives, at fair value	$67
Interest rate swap contracts, hedging	$72,826	Accumulated other comprehensive income	$2,206

(1)	Interest rate swap contracts are accounted for as cash flow hedges.

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

The Effect of Derivative Instruments on the Consolidated Statements of Operations for the
Six Months Ended June 30, 2018 (in thousands)

	Derivatives
	Consolidated Statements of Operations Location	Realized and Unrealized Gain (Loss) (1)
Interest rate swap contracts, hedging	Interest expense	$(80)

(1)	Negative values indicate a decrease to the associated consolidated statements of operations line items.
The Effect of Derivative Instruments on the Consolidated Statements of Operations for the
Six Months Ended June 30, 2017 (in thousands)

	Derivatives
	Consolidated Statements of Operations Location	Realized and Unrealized Gain (Loss) (1)
Interest rate swap contracts, hedging	Interest expense	$(20)
Forward contracts - foreign currency, hedging	Net realized and unrealized (loss) gain on investment securities available-for-sale and loans and derivatives	$(1,479)

(1)	Negative values indicate a decrease to the associated consolidated statements of operations line items.
At June 30, 2018, we had fifteen swap contracts outstanding in order to hedge against adverse rate movements against our CMBS borrowings. Our interest rate hedges at June 30, 2018 were as follows (in thousands except percentages):

	Benchmark Rate	Notional Value	Strike Rate	Effective Date	Maturity Date	Fair Value
Interest rate swap	One-month LIBOR	$7,500	1.99%	6/18/2017	10/18/2025	$395
Interest rate swap	One-month LIBOR	3,010	2.02%	6/18/2017	1/18/2026	156
Interest rate swap	One-month LIBOR	2,525	1.94%	7/18/2017	10/18/2025	140
Interest rate swap	One-month LIBOR	3,640	2.15%	8/18/2017	3/18/2027	185
Interest rate swap	One-month LIBOR	4,025	2.09%	8/18/2017	10/18/2026	210
Interest rate swap	One-month LIBOR	13,550	2.09%	10/18/2017	9/18/2027	793
Interest rate swap	One-month LIBOR	7,500	2.20%	10/18/2017	9/18/2027	373
Interest rate swap	One-month LIBOR	2,820	2.77%	3/18/2018	3/18/2028	9
Interest rate swap	One-month LIBOR	2,571	2.86%	5/18/2018	3/18/2028	(12)
Interest rate swap	One-month LIBOR	3,720	2.86%	5/18/2018	11/18/2025	(25)
Interest rate swap	One-month LIBOR	7,325	2.80%	7/18/2018	1/18/2026	(12)
Interest rate swap	One-month LIBOR	4,300	2.80%	7/18/2018	1/18/2026	(7)
Interest rate swap	One-month LIBOR	2,300	2.85%	7/18/2018	2/18/2027	(11)
Interest rate swap	One-month LIBOR	4,020	2.76%	7/18/2018	7/18/2026	6
Interest rate swap	One-month LIBOR	4,020	2.76%	7/18/2018	7/18/2026	6
Total interest rate swaps		$72,826				$2,206

(Back to Index)

(Back to Index)

Repurchase and Credit Facilities
Borrowings under our repurchase agreements are guaranteed by us or one of our subsidiaries. The following table sets forth certain information with respect to our repurchase agreements (dollars in thousands, except amounts in footnotes):

	June 30, 2018				December 31, 2017
	Outstanding Borrowings (1)	Value of Collateral	Number of Positions as Collateral	Weighted Average Interest Rate	Outstanding Borrowings (1)	Value of Collateral	Number of Positions as Collateral	Weighted Average Interest Rate
CRE - Term Repurchase Facilities
Wells Fargo Bank, N.A. (2)	$92,621	$146,705	8	4.09%	$179,347	$268,003	19	3.68%
Morgan Stanley Bank, N.A. (3)	67,947	108,629	5	4.68%	112,151	164,122	9	4.05%
Barclays Bank PLC (4)	(1,782)	—	—	—%	—	—	—	—%

CMBS - Term Repurchase Facilities
Wells Fargo Bank, N.A.	—	—	—	—%	12,272	14,984	8	2.45%
Deutsche Bank AG (7)	—	—	—	—%	15,356	23,076	14	3.53%

Trust Certificates - Term Repurchase Facilities
RSO Repo SPE Trust 2015 (5)	26,624	89,121	2	7.57%	26,548	89,121	2	6.98%
RSO Repo SPE Trust 2017 (6)	47,093	118,780	2	6.02%	49,596	125,254	2	5.43%

CMBS - Short-Term Repurchase Agreements
RBC Capital Markets, LLC	156,643	207,291	22	3.48%	72,131	97,745	6	2.77%
JP Morgan Securities LLC	13,780	38,231	5	3.48%	10,516	33,777	2	2.93%
Deutsche Bank Securities Inc. (7)	13,667	17,132	11	3.43%	—	—	—	—%
Total	$416,593	$725,889			$477,917	$816,082

(1)	Outstanding borrowings includes accrued interest payable.

(2)	Includes $59,000 and $565,000 of deferred debt issuance costs at June 30, 2018 and December 31, 2017, respectively.

(3)	Includes $127,000 and $448,000 of deferred debt issuance costs at June 30, 2018 and December 31, 2017, respectively.

(4)	Includes $1.8 million and $0 of deferred debt issuance costs at June 30, 2018 and December 31, 2017, respectively.

(5)	Includes $59,000 and $133,000 of deferred debt issuance costs at June 30, 2018 and December 31, 2017, respectively.

(6)	Includes $263,000 and $320,000 of deferred debt issuance costs at June 30, 2018 and December 31, 2017, respectively.

(7)
In May 2018, the facility's term was rolled from a one-year basis, with extensions at the buyer's option, to a three-month basis. At June 30, 2018, the facility was reclassified from CMBS - term repurchase facilities to CMBS - short term repurchase agreements.

We are in compliance with all financial covenants in each of the respective agreements at June 30, 2018.
CRE - Term Repurchase Facilities
In February 2012, one of our wholly-owned subsidiaries entered into a master repurchase and securities agreement (the "2012 Facility") with Wells Fargo Bank, N.A. ("Wells Fargo") to finance the origination of CRE loans. In July 2018, the subsidiary entered into an amended and restated master repurchase agreement (the "2018 Facility"), in exchange for an extension fee and other reasonable costs, that maintained the $400.0 million maximum facility amount and extended the term of the facility to July 2020 with three one-year extension options exercisable at the Company's discretion. The 2018 Facility charges interest rates of one-month LIBOR plus spreads from 1.75% to 2.50%.
The 2018 Facility, consistent with the 2012 Facility, contains customary events of default. The remedies for such events of default are also customary for this type of transaction and include the acceleration of all our obligations to repay the purchase price for purchased assets.
The 2018 Facility, consistent with the 2012 Facility, also contains margin call provisions relating to a decline in the market value of a security. Under these circumstances, Wells Fargo may require us to transfer cash in an amount sufficient to eliminate any margin deficit resulting from such a decline.

(Back to Index)

(Back to Index)

Consistent with the guaranty agreement dated February 2012, we continue to guarantee the payment and performance of our subsidiaries' obligations to the lender through an amended and restated guaranty agreement dated in July 2018 (the "2018 Guaranty"), including all reasonable expenses that are incurred by the lender in connection with the enforcement of the 2018 Facility. The 2018 Guaranty includes covenants that, among other requirements, stipulate certain thresholds, including: required liquidity, required capital, total indebtedness to total equity, EBITDA to interest expense, and total indebtedness.
Securitizations
At June 30, 2018, we retain equity in seven of the securitizations we had executed, of which three had been substantially liquidated.
RCC 2015-CRE3
In August 2018, our subsidiary initiated the optional redemption feature of RCC 2015-CRE3.
RCC 2015-CRE4
In July 2018, our subsidiary exercised the optional redemption feature of RCC 2015-CRE4, and all of the outstanding senior notes were paid off from the payoff proceeds of certain of the securitizations's assets.
XAN 2018-RSO6
In June 2018, we closed XAN 2018-RSO6, a $514.2 million CRE securitization transaction that provided financing for transitional CRE loans. XAN 2018-RSO6 issued a total of approximately $405.0 million of senior notes at par to unrelated investors. A subsidiary of RCC Real Estate purchased 16.7% of the Class D senior notes and 100% of the Class E and Class F notes. In addition, a subsidiary of RCC Real Estate purchased an equity interest representing 100% of the outstanding preference shares. At June 30, 2018, the notes issued to third party investors had a weighted average interest rate of one-month LIBOR plus 1.10%. All of the notes issued mature in June 2035, although we have the right to call the notes any time after July 2020 until maturity.
Stockholders' Equity
Total stockholders' equity at June 30, 2018 was $555.9 million and gave effect to $2.2 million of net unrealized gains on our cash flow hedges and $1.0 million of net unrealized gains on our available-for-sale portfolio, shown as a component of accumulated other comprehensive income.  Stockholders' equity at December 31, 2017 was $671.5 million and gave effect to $602,000 of unrealized gains on our cash flow hedges and $695,000, after tax, of net unrealized gains on our available-for-sale portfolio, shown as a component of accumulated other comprehensive income.  The decrease in stockholders' equity during the six months ended June 30, 2018 was primarily attributable to the March 2018 redemption of all remaining shares of Series B Preferred Stock, with a carrying value of $107.9 million and a loss on redemption of $7.5 million.

(Back to Index)

(Back to Index)

Balance Sheet - Book Value Reconciliation
The following table reconciles our common stock book value for the three and six months ended June 30, 2018 (in thousands, except per share data and amounts in footnotes):

	For the Three Months Ended June 30, 2018		For the Six Months Ended June 30, 2018
	Total Amount	Per Share Amount	Total Amount	Per Share Amount
Common stock book value at beginning of period (1)	$434,224	$13.92	$447,634	$14.46
Net income (loss) allocable to common shares	6,152	0.20	(6,430)	(0.21)
Change in other comprehensive income:
Available-for-sale securities	1,607	0.05	315	0.01
Derivatives	455	0.02	1,604	0.05
Common stock dividends	(3,122)	(0.10)	(4,682)	(0.15)
Common stock dividends on unvested shares	(43)	—	(66)	—
Accretion (dilution) from additional shares outstanding at June 30, 2018 (2)	659	—	1,557	(0.07)
Total net increase (decrease)	5,708	0.17	(7,702)	(0.37)
Common stock book value at end of period (1)(3)	$439,932	$14.09	$439,932	$14.09

(1)
Per share calculations exclude unvested restricted stock, as disclosed on our consolidated balance sheets, of 427,591, 465,808 and 483,073 shares at June 30, 2018, March 31, 2018 and December 31, 2017, respectively. The denominator for the calculation is 31,229,829, 31,184,609 and 30,946,819 at June 30, 2018, March 31, 2018 and December 31, 2017, respectively.

(2)	Per share amount calculation includes the impact of 45,220 and 283,010 additional shares for the three and six months ended June 30, 2018, respectively.

(3)	Common stock book value is calculated as total stockholders' equity of $555.9 million less preferred stock equity of $116.0 million at June 30, 2018.
Common stock book value includes $12.6 million of total discount resulting from the value of the conversion option on our convertible senior notes. The convertible senior notes' discounts will be amortized into interest expense over the remaining life of each note issuance. At June 30, 2018, common stock book value excluding this item would be $427.4 million, which equates to $13.68 per share.
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
Although pursuant to the Management Agreement we calculate incentive compensation using Core Earnings excluding incentive fees payable to the Manager, beginning with the three months and year ended December 31, 2017 we include incentive fees payable to the Manager in Core Earnings for reporting purposes.
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

(Back to Index)

(Back to Index)

The following table provides a reconciliation from GAAP net (loss) income allocable to common shares to Core Earnings allocable to common shares for the periods presented (in thousands, except per share data and amounts in footnotes):

	For the Three Months Ended				For the Six Months Ended
	June 30,				June 30,
	2018	Per Share Data	2017	Per Share Data	2018	Per Share Data	2017	Per Share Data
Net income (loss) allocable to common shares - GAAP	$6,152	$0.20	$2,464	$0.08	$(6,430)	$(0.21)	$5,164	$0.17
Adjustment for realized gain on CRE assets	—	—	—	—	—	—	—	—
Net income (loss) allocable to common shares - GAAP, adjusted	6,152	0.20	2,464	0.08	(6,430)	(0.21)	5,164	0.17

Reconciling items from continuing operations:
Non-cash equity compensation expense	659	0.02	734	0.02	1,626	0.05	1,522	0.05
Non-cash (recovery of) provision for CRE loan losses	—	—	—	—	(799)	(0.03)	860	0.03
Litigation settlement expense (4)	—	—	—	—	(2,167)	(0.07)	—	—
Non-cash amortization of discounts or premiums associated with borrowings	796	0.02	414	0.01	1,574	0.05	828	0.03
Net loss from limited partnership interest owned at the initial measurement date (1)	—	—	728	0.02	—	—	370	0.01
Income tax expense (benefit) from non-core investments (2)(3)	1	—	—	—	(31)	—	1,499	0.05
Net realized gain on non-core assets (2)(3)	(691)	(0.02)	(1,785)	(0.06)	(476)	(0.02)	(1,785)	(0.06)
Net loss (income) from non-core assets (3)	50	—	(2,840)	(0.09)	447	0.01	(4,269)	(0.14)

Reconciling items from discontinued operations and CRE assets:
Net interest income on legacy CRE loans	(339)	(0.01)	(981)	(0.03)	(661)	(0.02)	(2,305)	(0.07)
Realized gain on liquidation of legacy CRE loans	(1,000)	(0.03)	(5,608)	(0.18)	(1,000)	(0.03)	(12,562)	(0.41)
Operating expenses on legacy CRE loans	187	0.01	—	—	187	0.01	—	—
Fair value adjustments on legacy CRE loans	—	—	—	—	4,672	0.15	—	—
Net loss (income) from other non-CRE investments held for sale	28	—	(275)	(0.01)	506	0.02	(299)	(0.01)
Loss from discontinued operations, net of taxes	450	0.01	4,184	0.14	203	0.01	4,745	0.15
Core Earnings allocable to common shares (5)	$6,293	$0.20	$(2,965)	$(0.10)	$(2,349)	$(0.08)	$(6,232)	$(0.20)

Reconciling items for nonrecurring activities:
Loss on redemption of Series B Preferred Stock	—	—	—	—	7,482	0.24	—	—
Litigation settlement expense	—	—	—	—	2,167	0.07	—	—
Core Earnings allocable to common shares, adjusted	$6,293	$0.20	$(2,965)	$(0.10)	$7,300	$0.23	$(6,232)	$(0.20)

Weighted average common shares - diluted	31,402		30,820		31,164		30,787

Core Earnings per common share - diluted (5)	$0.20		$(0.10)		$(0.08)		$(0.20)
Core Earnings per common share, adjusted - diluted	$0.20		$(0.10)		$0.23		$(0.20)

(1)	Initial measurement date is December 31, 2016.

(2)	Income tax (benefit) expense from non-core investments and net realized loss on non-core assets are components of net income or loss from non-core assets.

(3)
Non-core assets are investments and securities owned by us at the initial measurement date in (i) commercial finance, (ii) middle market lending, (iii) residential mortgage lending, (iv) legacy CRE loans designated as held for sale and (v) other non-CRE assets included in assets held for sale.

(4)	Payment of pending settlement of a securities litigation, previously accrued in 2017.

(5)	Core Earnings for the six months ended June 30, 2018 include a non-recurring charge of $7.5 million, or $(0.24) per common share-diluted, in connection with the redemption of Series B Preferred Stock.

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

	Identified Assets at Plan Inception	Impairments/Adjustments on Non-Monetized Assets (1)(2)	Impairments/Adjustments on Monetized Assets (1)	Monetized through June 30, 2018 (3)	Net Book Value at June 30, 2018 (3)
Discontinued operations and assets held for sale:
Legacy CRE loans (4)	$162.2	$(11.5)	$(17.5)	$(115.2)	$18.0
Middle market loans	73.8	—	(17.7)	(56.1)	—
Residential mortgage lending segment (5)	56.6	(2.2)	(9.6)	(43.7)	1.1
Other assets held for sale	5.9	—	3.8	(9.7)	—
Subtotal - discontinued operations and assets held for sale	$298.5	$(13.7)	$(41.0)	$(224.7)	$19.1
Legacy CRE loans held for investment (6)(7)	32.5	—	—	(4.2)	28.3
Investments in unconsolidated entities	86.6	—	38.3	(124.7)	0.2
Commercial finance assets	62.5	—	2.1	(64.6)	—
Total	$480.1	$(13.7)	$(0.6)	$(418.2)	$47.6

(1)	Reflects adjustments as a result of the designation as assets held for sale or discontinued operations, which occurred during the third and fourth quarters of 2016 except as noted in (2) below.

(2)	The impairment adjustment to middle market loans includes $5.4 million of fair value adjustments that occurred prior to the inception of the Plan.

(3)	Middle market loans include a pro forma adjustment of $2.1 million for proceeds received in July 2018.

(4)
Legacy CRE loans includes $88.2 million par value of loans at the inception of the Plan that were not reflected on the consolidated balance sheets until our investment in RREF CDO 2007-1 was liquidated in November 2016.

(5)	Includes $2.6 million of cash and cash equivalents not classified as assets held for sale in the residential mortgage lending segment at June 30, 2018.

(6)	Legacy CRE loans with $28.3 million of net book value were reclassified to CRE loans on the consolidated balance sheets at June 30, 2018 as it is now our intent to hold these loans to maturity.

(7)
Legacy CRE loans held for investment includes $30.0 million par value of loans at the inception of the Plan that were not reflected on the consolidated balance sheets until our investment in RREF CDO 2007-1 was liquidated in November 2016.

For the six months ended June 30, 2018, our principal sources of liquidity were: (i) net proceeds of $273.7 million from additional financing, (ii) proceeds of $90.6 million from repayments on our CRE loan portfolio, (iii) net proceeds of $63.2 million from the close of a new CRE securitization, XAN 2018-RSO6, (iv) proceeds of $27.6 million from the sale of middle market loans, (v) proceeds of $12.0 million from the sale of a legacy CRE loan classified as an asset held for sale, (vi) proceeds of $10.3 million from our CRE securitization that used repaid principal to invest in CRE loan future funding commitments, (vii) proceeds of $10.2 million from our interest in Pelium Capital, an equity method investment and (viii) proceeds of $6.4 million from our investment in life settlement contracts. These sources of liquidity substantially provided the $80.2 million of unrestricted cash we held at June 30, 2018.

(Back to Index)

(Back to Index)

We utilize a variety of financing arrangements to finance certain assets. We generally utilize the following two types of financing arrangements:

1.
Repurchase Agreements:  Repurchase agreements effectively allow us to borrow against loans and securities that we own. Under these agreements, we sell our loans and securities to a counterparty and agree to repurchase the same loans and securities from the counterparty at a price equal to the original sales price plus interest. The counterparty retains the sole discretion over both whether to purchase the loan and security from us and, subject to certain conditions, the market value of such loan or security for purposes of determining whether we are required to pay margin to the counterparty. Generally, if the lender determines (subject to certain conditions) that the market value of the collateral in a repurchase transaction has decreased by more than a defined minimum amount, we would be required to repay any amounts borrowed in excess of the product of (i) the revised market value multiplied by (ii) the applicable advance rate. During the term of a repurchase agreement, we receive the principal and interest on the related loans and securities and pay interest to the counterparty. At June 30, 2018, we have various repurchase agreements, as described below.

2.
Securitizations:  We seek non-recourse long-term financing from securitizations of our investments in CRE loans. The securitizations generally involve a senior portion of our loan, but may involve the entire loan. Securitization generally involves transferring notes to a special purpose vehicle (or the issuing entity), which then issues one or more classes of non-recourse notes pursuant to the terms of an indenture. The notes are secured by the pool of assets. In exchange for the transfer of assets to the issuing entity, we receive cash proceeds from the sale of non-recourse notes. Securitizations of our portfolio investments might magnify our exposure to losses on those portfolio investments because the retained subordinate interest in any particular overall loan would be subordinate to the loan components sold and we would, therefore, absorb all losses sustained with respect to the overall loan before the owners of the senior notes experience any losses with respect to the loan in question.

In February 2012, we entered into the 2012 Facility with Wells Fargo to finance the origination of CRE loans. The facility has a maximum capacity of $400.0 million. During the first quarter of 2018, we amended certain financial covenants within the facility and we are in full compliance with all covenants at June 30, 2018. In July 2018, we entered into the 2018 Facility, which extended the term of the facility to July 2020 and amended certain financial covenants within the facility. At June 30, 2018, we had $92.5 million of borrowings outstanding with Wells Fargo secured by our CRE loans.
In September 2015, we entered into a master repurchase and securities agreement with Morgan Stanley to finance the origination of CRE loans. The facility has a maximum capacity of $250.0 million and an initial three year term that expires in September 2018 with an annual one-year extension option through September 2019. During the first quarter of 2018, we amended certain financial covenants within the facility and we are in full compliance with all covenants at June 30, 2018. At June 30, 2018, we had $67.9 million of borrowings outstanding with Morgan Stanley secured by our CRE loans.
In April 2018, we entered into a master repurchase and securities agreement with Barclays to finance the origination of CRE loans. The facility has a maximum capacity of $250.0 million and an initial three year term that expires in April 2021, subject to certain one-year extension options in accordance with the facility's terms. At June 30, 2018, we did not have any outstanding borrowings with Barclays.
In March 2005, we entered into a master repurchase agreement (the "Deutsche Bank Agreement") with Deutsche Bank Securities Inc. to finance the purchase of CMBS. We had $13.7 million of outstanding borrowings payable under the Deutsche Bank Agreement at June 30, 2018.
In November 2012, we entered into a master repurchase and securities agreement (the "JP Morgan Securities Agreement") with JP Morgan Securities LLC to finance the purchase of CMBS. In April 2017, we entered into the first amendment of the JP Morgan Securities Agreement which amended the minimum stockholders' equity of the guarantor and maximum leverage ratio covenants. We had $13.8 million of outstanding borrowings payable under the JP Morgan Securities Agreement at June 30, 2018.
In August 2017, we entered into a master repurchase and securities agreement with RBC Capital Markets, LLC (the "RBC Securities Agreement") to finance the purchase of CMBS. We had $156.6 million of outstanding borrowings payable under the RBC Securities Agreement at June 30, 2018.

(Back to Index)

(Back to Index)

Historically, we have financed the acquisition of our investments through CDOs and securitizations that essentially match the maturity and repricing dates of these financing vehicles with the maturities and repricing dates of our investments. We have in the past derived substantial operating cash from our equity investments in our CDOs and securitizations which, if the CDOs and securitizations fail to meet certain tests, will cease. Through June 30, 2018, we did not experience difficulty in maintaining our existing CDO and securitization financing and passed all of the critical tests required by these financings. We have called or substantially liquidated each of our remaining legacy CRE and commercial finance CDOs during 2016, which removes the requirement for us to maintain these tests going forward.
The following table sets forth the distributions received by us and coverage test summaries for our active securitizations for the periods presented (in thousands):

Name	Cash Distributions		Overcollateralization Cushion (1)		End of Designated Principal Reinvestment Period
	For the Six Months Ended June 30, 2018	For the Year Ended December 31, 2017	At June 30, 2018	At the Initial Measurement Date
RCC 2015-CRE3 (2)(3)	$2,628	$8,672	$61,469	$20,313	February 2017
RCC 2015-CRE4 (2)(4)	$3,820	$8,554	$86,099	$9,397	September 2017
RCC 2017-CRE5 (2)	$14,865	$6,643	$28,177	$20,727	July 2020
XAN 2018-RSO6 (2)	$—	$—	$25,731	$25,731	December 2020
Apidos Cinco (5)	$—	$2,056	N/A	$17,774	N/A

(1)	Overcollateralization cushion represents the amount by which the collateral held by the securitization issuer exceeds the maximum amount required.

(2)
The designated principal reinvestment period for RCC 2015-CRE3, RCC 2015-CRE4, RCC 2017-CRE5 and XAN 2018-RSO6 is the period in which principal repayments can be utilized to purchase loans held outside of the respective securitization that represent the funded commitments of existing collateral in the respective securitization that were not funded as of the date the respective securitization was closed. Additionally, the indenture for each securitization does not contain any interest coverage test provisions.

(3)	In August 2018, we initiated the optional redemption feature of RCC 2015-CRE3.

(4)
In July 2018, we exercised the optional redemption feature of RCC 2015-CRE4 and its remaining assets were measured at fair value and returned to us in exchange for our preference share and equity notes.

(5)	Apidos Cinco CDO was substantially liquidated in November 2016.
The following table sets forth the distributions received by us and liquidation details for our liquidated securitizations for the periods presented (in thousands):

Name	Cash Distributions		Liquidation Details
	For the Six Months Ended June 30, 2018	For the Year Ended December 31, 2017	Liquidation Date	Remaining Assets at the Liquidation Date (1)

RCC 2014-CRE2 (2)	$—	$33,050	August 2017	$92,980

(1)	The remaining assets at the liquidation date were measured at fair value and returned to us in exchange for our preference share and equity notes in the respective securitization.

(2)	Cash distributions for the year ended December 31, 2017 includes preference share and equity notes distributions at liquidation of $25.6 million for RCC 2014-CRE2.
At July 31, 2018, our liquidity consisted of two primary sources:

•	unrestricted cash and cash equivalents of $50.0 million;

•	approximately $152.0 million of available liquidity from the financing of unlevered CRE and CMBS positions.
Our leverage ratio, defined as the ratio of borrowings to stockholders' equity may vary as a result of the various funding strategies we use.  At June 30, 2018 and December 31, 2017, our leverage ratio was 2.4 times and 1.7 times, respectively. The leverage ratio increase was driven primarily by net additional borrowings combined with a decrease in stockholders' equity.
Distributions
We intend to continue to make regular quarterly distributions to holders of our common stock and preferred stock. U.S. federal income tax law generally requires that a REIT distribute at least 90% of its REIT taxable income annually, determined without regard to the deduction for dividends paid and excluding net capital gains, and that it pay tax at regular corporate rates to the extent that it annually distributes less than 100% of its taxable income. Before we pay any dividend, whether for U.S. federal income tax purposes or otherwise, we must first meet both our operating and debt service requirements on our repurchase agreements and other debt payable. If our cash available for distribution is less than our taxable income, we could be required to sell assets or borrow funds to make cash distributions, or we may make a portion of the required distribution in the form of a taxable stock distribution or distribution of debt securities.

(Back to Index)

(Back to Index)

Contractual Obligations and Commitments

	Contractual Commitments (1)
	(dollars in thousands, except amounts in footnotes)
	Payments due by Period
	Total	Less than 1 Year	1 - 3 Years	3 - 5 Years	More than 5 Years
At June 30, 2018:
CRE securitizations	$632,004	$—	$—	$—	$632,004
Unsecured junior subordinated debentures (2)	51,548	—	—	—	51,548
4.50% Convertible Senior Notes (3)	128,643	—	—	128,643	—
6.00% Convertible Senior Notes (4)	70,028	70,028	—	—	—
8.00% Convertible Senior Notes (5)	20,830	—	20,830	—	—
Repurchase and credit facilities (6)	416,593	371,282	45,311	—	—
Unfunded commitments on CRE loans (7)	88,661	22,200	66,461	—	—
Base management fees (8)	9,794	9,794	—	—	—
Total	$1,418,101	$473,304	$132,602	$128,643	$683,552

(1)	Contractual commitments on borrowings are presented net of deferred debt issuance costs and discounts.

(2)	Contractual commitments exclude $33.1 million and $33.6 million of estimated interest expense payable through maturity, in June 2036 and October 2036, respectively, on our trust preferred securities.

(3)	Contractual commitments exclude $27.1 million of interest expense payable through maturity, in August 2022, on our 4.50% Convertible Senior Notes.

(4)	Contractual commitments exclude $1.8 million of interest expense payable through maturity, in December 2018, on our 6.00% Convertible Senior Notes.

(5)	Contractual commitments exclude $2.7 million of interest expense payable through maturity, in January 2020, on our 8.00% Convertible Senior Notes.

(6)	Contractual commitments include $1.2 million of accrued interest payable at June 30, 2018 on our repurchase facilities.

(7)
Unfunded commitments on our originated CRE whole loans generally fall into two categories: (i) pre-approved capital improvement projects and (ii) new or additional construction costs subject, in each case, to the borrower meeting specified criteria. Upon completion of the improvements or construction, we would receive additional interest income on the advanced amount. At June 30, 2018, we had unfunded commitments on 44 CRE whole loans.

(8)
Base management fees presented are based on an estimate of base management fees payable to our manager over the next 12 months. Our management agreement also provides for an incentive fee arrangement that is based on operating performance.  The incentive fee is not a fixed and determinable amount, and therefore it is not included in this table.

Off-Balance Sheet Arrangements
General
At June 30, 2018, we did not maintain any relationships with unconsolidated entities or financial partnerships that were established for the purpose of facilitating off-balance sheet arrangements or contractually narrow or limited purposes, although we do have interests in unconsolidated entities not established for those purposes. Except as set forth below, at June 30, 2018, we had not guaranteed obligations of any unconsolidated entities or entered into any commitment or letter of intent to provide additional funding to any such entities.
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

(Back to Index)

(Back to Index)

In May 2017, we received proceeds of $16.2 million from the sale of our equity interest in Pearlmark Mezz, an unconsolidated entity. As part of our sale of Pearlmark Mezz, we entered into an indemnification agreement whereby we indemnified the purchaser against realized losses of up to $4.3 million on the Kingsway mezzanine loan until the final maturity date in 2020. At June 30, 2018, we have a contingent liability, reported in accounts payable and other liabilities on our consolidated balance sheets, of $703,000 outstanding as a reserve for probable losses on the indemnification. No additional reserve for probable losses was recorded during the three and six months ended June 30, 2018.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
At June 30, 2018, the primary component of our market risk was interest rate risk, as described below. While we do not seek to avoid risk completely, we do seek to assume risk that can be quantified from historical experience, to actively manage that risk, to earn sufficient compensation to justify assuming that risk and to maintain capital levels consistent with the risk we undertake or to which we are exposed.
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
The following sensitivity analysis table presents, at June 30, 2018, the estimated impact on the fair value of our interest rate-sensitive investments, instruments and liabilities of changes in interest rates, assuming rates instantaneously fall 100 basis points and rise 100 basis points (in thousands, except percentages):

	June 30, 2018
	Interest rates fall 100 basis points	Unchanged	Interest rates rise 100 basis points
Interest rate-sensitive investment securities:
Fair value	$117,119	$113,395	$110,664
Change in fair value	$3,724	$—	$(2,731)
Change as a percent of fair value	3.28%	—%	(2.41)%

Interest rate-sensitive hedging instruments:
Fair value	$(3,311)	$2,206	$7,264
Change in fair value	$(5,517)	$—	$5,058
Change as a percent of fair value	(250)%	—%	229%
For purposes of the table, we have excluded our investments and liabilities with variable interest rates that are indexed to the London Interbank Offered Rate. Because the variable rates on these instruments are short-term in nature, we are not subject to material exposure from movements in fair value as a result of changes in interest rates.
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

(Back to Index)

(Back to Index)

Risk Management
To the extent consistent with maintaining our status as a real estate investment trust, we seek to manage our interest rate risk exposure to protect our variable rate debt against the effects of major interest rate changes. We generally seek to manage our interest rate risk by:

•	monitoring and adjusting, if necessary, the reset index and interest rate related to our borrowings;

•	attempting to structure our borrowing agreements for our commercial mortgage-backed securities to have a range of different maturities, terms, amortizations and interest rate adjustment periods; and

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
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting during the quarter ended June 30, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

(Back to Index)

(Back to Index)

PART II

ITEM 1.	LEGAL PROCEEDINGS
We may become involved in litigation on various matters due to the nature of our business activities. The resolution of these matters may result in adverse judgments, fines, penalties, injunctions and other relief against us as well as monetary payments or other agreements and obligations. In addition, we may enter into settlements on certain matters in order to avoid the additional costs of engaging in litigation. Except as discussed below, we are unaware of any contingencies arising from such litigation that would require accrual or disclosure in the consolidated financial statements at June 30, 2018.
Open Litigation Matters
    Six separate shareholder derivative suits (the "New York State Actions") purporting to assert claims on behalf of us were filed in the Supreme Court of New York on the following dates: December 2015 (the "Reaves Action"), February 2017 (the "Caito Action"), March 2017 (the "Simpson Action"), March 2017 (the "Heckel Action"), May 2017 (the "Schwartz Action"), and August 2017 (the "Greff Action"). Plaintiffs in the Schwartz Action and Greff Action made demands on our board of directors (the "Board") before filing suit, but plaintiffs in the Reaves Action, Caito Action, Simpson Action and Heckel Action did not. All of the shareholder derivative suits are substantially similar and allege that certain of our current and former officers and directors breached their fiduciary duties, wasted corporate assets and/or were unjustly enriched. Certain complaints assert additional claims against Exantas Capital Manager Inc. (the "Manager") (formerly known as Resource Capital Manager, Inc.) and Resource America, Inc. ("Resource America") for unjust enrichment based on allegations that our Manager received excessive management fees from us. In June 2017, the Court stayed the Reaves Action, Caito Action, Simpson Action and Heckel Action (collectively, the "New York State Demand Futile Actions") in favor of the federal shareholder derivative litigation described below. Our time to respond to the complaints in the Schwartz Action and Greff Action is presently stayed by stipulation of the parties. We believe that the plaintiffs in each of the New York State Actions lack standing to assert claims derivatively on our behalf, and we intend to seek the dismissal of any New York State Action as to which the stay is lifted.
Four separate shareholder derivative suits purporting to assert claims on behalf of us were filed in the United States District Court for the Southern District of New York (the "Court") on the following dates by shareholders who declined to make a demand on the Board prior to filing suit: January 2017 (the "Greenberg Action"), January 2017 (the "Canoles Action"), January 2017 (the "DeCaro Action") and April 2017 (the "Gehan Action"). In May 2017, the Court consolidated the Greenberg Action, Canoles Action, DeCaro Action and Gehan Action as the "Federal Demand Futile Actions" and, in July 2017, appointed lead counsel and directed that a consolidated complaint be filed. Following consolidation, the plaintiffs in the Canoles Action and Gehan Action voluntarily dismissed their suits. The consolidated complaint in the Federal Demand Futile Actions, filed in August 2017, alleged claims for breach of fiduciary duty, corporate waste, unjust enrichment and violations of Section 14(a) of the Securities Exchange Act of 1934, as amended. In April 2018, the consolidated complaint in the Federal Demand Futile Actions was dismissed, but such dismissal is currently on appeal.
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
In April 2018, we funded $2.0 million into escrow in connection with the proposed settlement of outstanding litigation. We did not have any general litigation reserve at June 30, 2018, and we had a general litigation reserve of $2.2 million, including estimated legal costs, at December 31, 2017.
Primary Capital Mortgage, LLC ("PCM") is subject to litigation related to claims for repurchases or indemnifications on loans that PCM has sold to third parties.  At June 30, 2018, no such litigation demand was outstanding. At December 31, 2017, such litigation demands totaled approximately $6.5 million. Reserves for such litigation demands are included in the reserve for mortgage repurchases and indemnifications that totaled $1.7 million and $5.7 million at June 30, 2018 and December 31, 2017, respectively. The reserves for mortgage repurchases and indemnifications are included in liabilities held for sale on the consolidated balance sheets.
Settled Litigation Matters
PCM was the subject of a lawsuit brought by a purchaser of residential mortgage loans alleging breaches of representations and warranties made on loans sold to the purchaser. The asserted repurchase claims related to loans sold to the purchaser that were subsequently sold by the purchaser to either the Federal National Mortgage Association or Federal Home Loan Mortgage Corporation and loans sold to the purchaser that were subsequently securitized and sold as residential mortgage-backed securities ("RMBS") by the purchaser to RMBS investors. This matter was settled on January 8, 2018.
On November 22, 2017, the Plaintiff's motion for class certification was granted in Levin v. Resource Capital Corp. (the "Levin Action"), a previously disclosed securities litigation against us and certain of our current and former officers that was pending in the United States District Court for the Southern District of New York. On February 5, 2018, we entered into a stipulation and agreement of settlement (the "Settlement Agreement"), which received final approval from the Court on August 3, 2018. The Settlement Agreement settled all claims asserted in the action on behalf of the certified class (the "Settlement"), which consisted, with specified exceptions, of all persons who purchased our common stock, 8.25% Series B Cumulative Redeemable Preferred Stock or 8.625% Fixed-to-Floating Series C Cumulative Redeemable Preferred Stock between October 31, 2012 and August 5, 2015. Under the terms of the Settlement Agreement, which has been filed publicly with the Court, a payment of $9.5 million has been made to settle the litigation. The settlement payment was funded principally by insurance coverage, and we do not anticipate that the Settlement will have a material adverse impact on our financial condition. In exchange for the settlement consideration, we and the individual defendants in the Levin Action (and certain related parties) have been released from all claims that have been or could have been asserted in the case by class members (and certain related parties), excluding one holder of less than 500 shares who opted out of the Settlement. The terms of the Settlement and release of claims are described in greater detail in the Settlement Agreement filed with the Court and the Final Judgment and Order of Dismissal with Prejudice entered by the Court on August 3, 2018. The Settlement Agreement contains no admission of misconduct by us or any of the individual defendants and expressly acknowledges that we and the individual defendants deny all allegations of wrongdoing and maintain that we and they have at all times acted in good faith and in compliance with the law.

(Back to Index)

(Back to Index)

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

ITEM 6.	EXHIBITS

Exhibit No.	Description
2.1	Asset Purchase Agreement, dated June 6, 2017, by and among Stearns Lending, LLC, Primary Capital Mortgage, LLC, and Resource Capital Corp. (34)
3.1(a)	Restated Certificate of Incorporation of Resource Capital Corp. (1)
3.1(b)	Articles of Amendment to Restated Certificate of Incorporation of Resource Capital Corp. (29)
3.1(c)	Articles Supplementary 8.50% Series A Cumulative Redeemable Preferred Stock. (16)
3.1(d)	Articles Supplementary 8.50% Series A Cumulative Redeemable Preferred Stock. (17)
3.1(e)	Articles Supplementary 8.25% Series B Cumulative Redeemable Preferred Stock. (18)
3.1(f)	Articles Supplementary 8.50% Series A Cumulative Redeemable Preferred Stock. (22)
3.1(g)	Articles Supplementary 8.625% Fixed-to-Floating Series C Cumulative Redeemable Preferred Stock. (9)
3.1(h)	Articles of Amendment, effective May 25, 2018. (41)
3.2	Second Amended and Restated Bylaws of Exantas Capital Corp. (41)
4.1(a)	Form of Certificate for Common Stock for Resource Capital Corp. (1)
4.1(b)	Form of Certificate for 8.50% Series A Cumulative Redeemable Preferred Stock. (13)
4.1(c)	Form of Certificate for 8.25% Series B Cumulative Redeemable Preferred Stock (18)
4.1(d)	Form of Certificate for 8.625% Fixed-to-Floating Series C Cumulative Redeemable Preferred Stock. (9)
4.2(a)	Junior Subordinated Indenture between Resource Capital Corp. and Wells Fargo Bank, N.A., dated May 25, 2006. (2)
4.2(b)	Amendment to Junior Subordinated Indenture and Junior Subordinated Note due 2036 between Resource Capital Corp. and Wells Fargo Bank, N.A., dated October 26, 2009 and effective September 30, 2009. (6)
4.3(a)	Amended and Restated Trust Agreement among Resource Capital Corp., Wells Fargo Bank, N.A., Wells Fargo Delaware Trust Company and the Administrative Trustees named therein, dated May 25, 2006. (2)
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
99.1(a)
Amended and Restated Master Repurchase and Securities Contract by and between RCC Real Estate SPE 4, LLC, as Seller, and Wells Fargo Bank, National Association, as Buyer, dated as of July 19, 2018. (12)

99.1(b)	Amended and Restated Guaranty Agreement made by Exantas Capital Corp., as guarantor, and Wells Fargo Bank, National Association, dated as of July 19, 2018 (12)
99.2(a)	Master Repurchase and Securities Contract Agreement between RCC Real Estate 6, LLC and Morgan Stanley Bank, NA, dated as of September 10, 2015. (30)
99.2(b)	Guaranty dated as of September 10, 2015, made by Resource Capital Corp., as guarantor, in favor of Morgan Stanley Bank, N.A. (30)
99.3(a)	Master Repurchase Agreement between RCC Real Estate SPE 7, LLC and Barclays Bank PLC, dated as of April 10, 2018. (40)
99.3(b)	Guaranty dated as of April 10, 2018, made by Resource Capital Corp., as guarantor, in favor of Barclays Bank PLC. (40)
99.4
Agreement and Plan of Merger dated as of May 22, 2016 by and among Resource America, Inc., C-III Capital Partners LLC, and Regent Acquisition Inc. (included as Exhibit A to the Letter Agreement referred in Exhibit 10.7) (31)

99.5	Federal Income Tax Consequences of our Qualification as a REIT. (33)
101	Interactive Data Files.

(Back to Index)

(Back to Index)

(1)	Filed previously as an exhibit to the Company's registration statement on Form S-11, Registration No. 333-126517.
(2)	Filed previously as an exhibit to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2006.
(3)	Filed previously as an exhibit to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2006.
(4)	Filed previously as an exhibit to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2013.
(5)	Filed previously as an exhibit to the Company's Current Report on Form 8-K filed on June 26, 2014.
(6)	Filed previously as an exhibit to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2009.
(7)	Filed previously as an exhibit to the Company's Proxy Statement filed on April 16, 2014.
(8)	Filed previously as an exhibit to the Company's Registration Statement on Form S-11 (File No. 333-132836).
(9)	Filed previously as an exhibit to the Company's Registration Statement on Form 8-A filed on June 9, 2014.
(10)	Filed previously as an exhibit to the Company's Annual Report on Form 10-K for the year ended December 31, 2010.
(11)	Filed previously as an exhibit to the Company's Current Report on Form 8-K filed on March 2, 2011.
(12)	Filed previously as an exhibit to the Company's Current Report on Form 8-K filed on July 25, 2018.
(13)	Filed previously as an exhibit to the Company's Annual Report on Form 10-K for the year ended December 31, 2012 filed on March 18, 2013.
(14)	Filed previously as an exhibit to the Company's Current Report on Form 8-K filed on March 2, 2012.
(15)	Filed previously as an exhibit to the Company's Current Report on Form 8-K filed on June 13, 2012.
(16)	Filed previously as an exhibit to the Company's registration statement on Form 8-A filed on June 8, 2012.
(17)	Filed previously as an exhibit to the Company's Current Report on Form 8-K filed on June 29, 2012.
(18)	Filed previously as an exhibit to the Company's Registration Statement on Form 8-A filed on September 28, 2012.
(19)	Filed previously as an exhibit to the Company's Current Report on Form 8-K filed on September 23, 2014.
(20)	Filed previously as an exhibit to the Company's Current Report on Form 8-K filed on January 13, 2015.
(21)	Filed previously as an exhibit to the Company's Current Report on Form 8-K filed on October 1, 2012.
(22)	Filed previously as an exhibit to the Company Current Report on Form 8-K filed on November 20, 2012.
(23)	Filed previously as an exhibit to the Company's Current Report on Form 8-K filed on April 8, 2013.
(24)	Filed previously as an exhibit to the Company's Current Report on Form 8-K filed on July 25, 2013.
(25)	Filed previously as an exhibit to the Company's Current Report on Form 8-K filed on October 21, 2013.
(26)	Filed previously as an exhibit to the Company's Current Report on Form 8-K filed on November 20, 2014.
(27)	Filed previously as an exhibit to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2014.
(28)	Filed previously as an exhibit to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2015.
(29)	Filed previously as an exhibit to the Company's Current Report on Form 8-K filed on September 1, 2015.
(30)	Filed previously as an exhibit to the Company's Current Report on Form 8-K filed on September 16, 2015.
(31)	Filed previously as an exhibit to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2016.
(32)	Filed previously as an exhibit to the Company's Current Report on Form 8-K filed on August 5, 2016.
(33)	Filed previously as an exhibit to the Company's Annual Report on Form 10-K for the year ended December 31, 2016.
(34)	Filed previously as an exhibit to the Company's Current Report on Form 8-K filed on June 8, 2017.
(35)	Filed previously as an exhibit to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2017.
(36)	Filed previously as an exhibit to the Company's Current Report on Form 8-K filed on August 16, 2017.
(37)	Filed previously as an exhibit to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2016.
(38)	Filed previously as an exhibit to the Company's Current Report on Form 8-K filed on December 18, 2017.
(39)	Filed previously as an exhibit to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2017.
(40)	Filed previously as an exhibit to the Company's Current Report on Form 8-K filed on April 12, 2018.
(41)	Filed previously as an exhibit to the Company's Current Report on Form 8-K filed on May 25, 2018.

(Back to Index)

(Back to Index)

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

EXANTAS CAPITAL CORP.
(Registrant)

August 7, 2018	By:	/s/ Robert C. Lieber
Robert C. Lieber
Chief Executive Officer

August 7, 2018	By:	/s/ David J. Bryant
David J. Bryant
Senior Vice President
Chief Financial Officer and Treasurer

August 7, 2018	By:	/s/ Eldron C. Blackwell
Eldron C. Blackwell
Vice President
Chief Accounting Officer

(Back to Index)