Form 10-Q
period 2018-09-30
Exantas Capital Corp.
filed 2018-11-07
CIK 1332551

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2018
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

N/A
(Former name, former address and former fiscal year, if changed since last report)
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☑ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of "large accelerated filer," "accelerated filer," "smaller reporting company," and "emerging growth company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☑
Non-accelerated filer	☐	Smaller reporting company	☐
		Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  ☐ Yes ☑ No
The number of outstanding shares of the registrant's common stock on November 2, 2018 was 31,660,622 shares.

(Back to Index)

EXANTAS CAPITAL CORP. AND SUBSIDIARIES
INDEX TO QUARTERLY REPORT
ON FORM 10-Q

(Back to Index)

(Back to Index)

PART I
ITEM 1.    FINANCIAL STATEMENTS
EXANTAS CAPITAL CORP. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share data)

	September 30, 2018	December 31, 2017
	(unaudited)
ASSETS (1)
Cash and cash equivalents	$48,053	$181,490
Restricted cash	6,580	22,874
Accrued interest receivable	7,466	6,859
CRE loans, net of allowances of $1,736 and $5,328	1,514,829	1,284,822
Investment securities available-for-sale	352,778	211,737
Principal paydowns receivable	44,300	76,129
Investments in unconsolidated entities	1,596	12,051
Derivatives, at fair value	2,665	602
Other assets	13,298	7,793
Assets held for sale (amounts include $17,000 and $61,841 of legacy CRE loans held for sale in continuing operations, see Note 20)	17,854	107,718
Total assets	$2,009,419	$1,912,075
LIABILITIES (2)
Accounts payable and other liabilities	$12,793	$5,153
Management fee payable	938	1,035
Accrued interest payable	3,937	4,387
Borrowings	1,422,906	1,163,485
Distributions payable	6,474	5,581
Preferred stock redemption liability	—	50,000
Derivatives, at fair value	—	76
Accrued tax liability	239	540
Liabilities held for sale (see Note 20)	1,787	10,342
Total liabilities	1,449,074	1,240,599
STOCKHOLDERS' EQUITY
Preferred stock, par value $0.001: 10,000,000 shares authorized 8.25% Series B Cumulative Redeemable Preferred Stock, liquidation preference $25.00 per share; 0 and 4,613,596 shares issued and outstanding	—	5
Preferred stock, par value $0.001: 10,000,000 shares authorized 8.625% Fixed-to-Floating Series C Cumulative Redeemable Preferred Stock, liquidation preference $25.00 per share; 4,800,000 and 4,800,000 shares issued and outstanding	5	5
Common stock, par value $0.001: 125,000,000 shares authorized; 31,657,420 and 31,429,892 shares issued and outstanding (including 422,592 and 483,073 unvested restricted shares)	32	31
Additional paid-in capital	1,082,344	1,187,911
Accumulated other comprehensive income	5,629	1,297
Distributions in excess of earnings	(527,665)	(517,773)
Total stockholders' equity	560,345	671,476
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$2,009,419	$1,912,075

The accompanying notes are an integral part of these statements
(Back to Index)

(Back to Index)

EXANTAS CAPITAL CORP. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS - (Continued)
(in thousands, except share and per share data)

	September 30, 2018	December 31, 2017
	(unaudited)
(1) Assets of consolidated variable interest entities ("VIEs") included in total assets above:
Restricted cash	$5,504	$20,846
Accrued interest receivable	3,477	3,347
CRE loans, pledged as collateral and net of allowances of $927 and $1,330	780,302	603,110
Loans held for sale	—	13
Principal paydowns receivable	—	72,207
Other assets	132	73
Total assets of consolidated VIEs	$789,415	$699,596

(2) Liabilities of consolidated VIEs included in total liabilities above:
Accounts payable and other liabilities	$41	$96
Accrued interest payable	656	592
Borrowings	548,526	416,655
Total liabilities of consolidated VIEs	$549,223	$417,343

The accompanying notes are an integral part of these statements
(Back to Index)

(Back to Index)
EXANTAS CAPITAL CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except share and per share data)
(unaudited)

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2018	2017	2018	2017
REVENUES
Interest income:
CRE loans	$26,496	$21,953	$74,314	$65,327
Securities	5,217	1,661	12,878	5,298
Other	123	369	261	2,464
Total interest income	31,836	23,983	87,453	73,089
Interest expense	17,322	13,853	47,865	42,454
Net interest income	14,514	10,130	39,588	30,635
Other revenue	25	130	82	2,022
Total revenues	14,539	10,260	39,670	32,657
OPERATING EXPENSES
Management fees	2,813	4,924	8,438	10,242
Equity compensation	757	895	2,383	2,417
General and administrative	2,336	4,336	7,943	11,780
Depreciation and amortization	36	26	68	126
Impairment losses	—	—	—	177
(Recovery of) provision for loan and lease losses, net	(461)	(612)	(1,260)	518
Total operating expenses	5,481	9,569	17,572	25,260

	9,058	691	22,098	7,397
OTHER INCOME (EXPENSE)
Equity in earnings of unconsolidated entities	454	41,047	231	41,290
Net realized and unrealized gain (loss) on investment securities available-for-sale and loans and derivatives	279	(1,465)	569	15,619
Net realized and unrealized (loss) gain on investment securities, trading	—	(9)	53	(970)
Fair value adjustments on financial assets held for sale	(1,588)	—	(6,244)	58
Loss on extinguishment of debt	—	(10,365)	—	(10,365)
Other income (expense)	57	(690)	574	(604)
Total other (expense) income	(798)	28,518	(4,817)	45,028

INCOME FROM CONTINUING OPERATIONS BEFORE TAXES	8,260	29,209	17,281	52,425
Income tax (expense) benefit	—	(4,464)	31	(5,938)
NET INCOME FROM CONTINUING OPERATIONS	8,260	24,745	17,312	46,487
NET INCOME (LOSS) FROM DISCONTINUED OPERATIONS, NET OF TAX	364	(6,087)	161	(10,832)
NET INCOME	8,624	18,658	17,473	35,655
Net income allocated to preferred shares	(2,588)	(6,014)	(10,385)	(18,043)
Consideration paid in excess of carrying value of preferred shares	—	—	(7,482)	—
Net loss allocable to non-controlling interest, net of taxes	—	—	—	196
NET INCOME (LOSS) ALLOCABLE TO COMMON SHARES	$6,036	$12,644	$(394)	$17,808

The accompanying notes are an integral part of these statements
(Back to Index)

(Back to Index)

EXANTAS CAPITAL CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS - (Continued)
(in thousands, except share and per share data)
(unaudited)

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2018	2017	2018	2017
NET INCOME (LOSS) PER COMMON SHARE - BASIC:
CONTINUING OPERATIONS	$0.18	$0.61	$(0.02)	$0.93
DISCONTINUED OPERATIONS	$0.01	$(0.20)	$0.01	$(0.35)
TOTAL NET INCOME (LOSS) PER COMMON SHARE - BASIC	$0.19	$0.41	$(0.01)	$0.58
NET INCOME (LOSS) PER COMMON SHARE - DILUTED:
CONTINUING OPERATIONS	$0.18	$0.61	$(0.02)	$0.92
DISCONTINUED OPERATIONS	$0.01	$(0.20)	$0.01	$(0.35)
TOTAL NET INCOME (LOSS) PER COMMON SHARE - DILUTED	$0.19	$0.41	$(0.01)	$0.57
WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING - BASIC	31,229,969	30,857,232	31,186,057	30,810,259
WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING - DILUTED	31,477,398	31,115,152	31,186,057	31,017,108

The accompanying notes are an integral part of these statements
(Back to Index)

(Back to Index)
EXANTAS CAPITAL CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(in thousands)
(unaudited)

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2018	2017	2018	2017
Net income	$8,624	$18,658	$17,473	$35,655
Other comprehensive income (loss):
Reclassification adjustments for realized (gains) losses on investment securities available-for-sale included in net income	(282)	2,521	(65)	1,342
Unrealized gains (losses) on investment securities available-for-sale, net	1,871	(1,673)	1,969	(3,167)
Reclassification adjustments associated with unrealized losses from interest rate hedges included in net income	—	—	—	17
Unrealized gains on derivatives, net	824	136	2,428	211
Total other comprehensive income (loss)	2,413	984	4,332	(1,597)
Comprehensive income before allocation to non-controlling interests and preferred shares	11,037	19,642	21,805	34,058
Net income allocated to preferred shares	(2,588)	(6,014)	(10,385)	(18,043)
Consideration paid in excess of carrying value of preferred shares	—	—	(7,482)	—
Net loss allocable to non-controlling interest	—	—	—	196
Comprehensive income allocable to common shares	$8,449	$13,628	$3,938	$16,211

The accompanying notes are an integral part of these statements
(Back to Index)

(Back to Index)
EXANTAS CAPITAL CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2018
(in thousands, except share data)
(unaudited)

	Common Stock		Series B Preferred Stock	Series C Preferred Stock	Additional Paid-In Capital	Accumulated Other Comprehensive Income	Retained Earnings	Distributions in Excess of Earnings	Total Stockholders' Equity
	Shares	Amount
Balance, January 1, 2018	31,429,892	$31	$5	$5	$1,187,911	$1,297	$—	$(517,773)	$671,476
Stock-based compensation	236,387	1	—	—	—	—	—	—	1
Amortization of stock-based compensation	—	—	—	—	2,383	—	—	—	2,383
Retirement of common stock	(7,134)	—	—	—	(69)	—	—	—	(69)
Forfeiture of unvested stock	(1,725)	—	—	—	—	—	—	—	—
Net income	—	—	—	—	—	—	17,473	—	17,473
Distributions on preferred stock	—	—	—	—	—	—	(10,385)	—	(10,385)
Preferred stock redemption	—	—	(5)	—	(107,881)	—	(7,482)	—	(115,368)
Securities available-for-sale, fair value adjustment, net	—	—	—	—	—	1,904	—	—	1,904
Designated derivatives, fair value adjustment	—	—	—	—	—	2,428	—	—	2,428
Distributions on common stock	—	—	—	—	—	—	394	(9,892)	(9,498)
Balance, September 30, 2018	31,657,420	$32	$—	$5	$1,082,344	$5,629	$—	$(527,665)	$560,345

The accompanying notes are an integral part of these statements
(Back to Index)

(Back to Index)
EXANTAS CAPITAL CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	For the Nine Months Ended
	September 30,
	2018	2017
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$17,473	$35,655
Net (income) loss from discontinued operations, net of tax	(161)	10,832
Net income from continuing operations	17,312	46,487
Adjustments to reconcile net income from continuing operations to net cash provided by continuing operating activities:
(Recovery of) provision for loan and lease losses, net	(1,260)	518
Depreciation, amortization and accretion	1,919	1,763
Amortization of stock-based compensation	2,383	2,417
Sale of and principal payments on syndicated corporate loans held for sale	69	1,433
Sale of and principal payments on investment securities, trading	241	4,493
Net realized and unrealized (gain) loss on investment securities, trading	(53)	970
Net realized and unrealized gain on investment securities available-for-sale and loans and derivatives	(569)	(15,619)
Fair value adjustments on financial assets held for sale	6,244	(58)
Loss on extinguishment of debt	—	10,365
Impairment losses	—	177
Equity in earnings of unconsolidated entities	(231)	(41,290)
Return on investment from investments in unconsolidated entities	411	49,713
Changes in operating assets and liabilities	4,443	3,917
Net cash provided by continuing operating activities	30,909	65,286
Net cash provided by discontinued operating activities	329	139,430
Net cash provided by operating activities	31,238	204,716

CASH FLOWS FROM INVESTING ACTIVITIES:
Origination and purchase of loans	(570,036)	(348,764)
Principal payments received on loans and leases	399,472	474,729
Proceeds from sale of loans	16,709	—
Purchase of investment securities available-for-sale	(149,100)	(121,887)
Principal payments on investment securities available-for-sale	14,325	33,779
Proceeds from sale of investment securities available-for-sale	48	33,347
Acquisition of the remaining interest in Life Care Funding, LLC	—	(5)
Return of capital from investments in unconsolidated entities	10,369	48,792
Proceeds from the sale of an investment in an unconsolidated entity	—	16,159
Settlement of derivative instruments	(46)	(1,416)
Net cash (used in) provided by continuing investing activities	(278,259)	134,734
Net cash provided by discontinued investing activities	29,712	18,720
Net cash (used in) provided by investing activities	(248,547)	153,454

CASH FLOWS FROM FINANCING ACTIVITIES:
Retirement of common stock	(69)	(98)
Repurchase of preferred stock	(165,340)	—
Net proceeds from (repayments of) repurchase agreements	126,740	(13,824)
Proceeds from borrowings:
Securitizations	397,452	251,449
Convertible senior notes	—	121,589
Payments on borrowings:
Securitizations	(262,576)	(266,378)
Convertible senior notes	—	(108,690)
Payment of debt issuance costs	(9,640)	(8,253)
Distributions paid on preferred stock	(12,670)	(18,043)
Distributions paid on common stock	(6,319)	(4,685)

The accompanying notes are an integral part of these statements
(Back to Index)

(Back to Index)

EXANTAS CAPITAL CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS − (Continued)
(in thousands)
(unaudited)

	For the Nine Months Ended
	September 30,
	2018	2017
Net cash provided by (used in) continuing financing activities	67,578	(46,933)
Net cash used in discontinued financing activities	—	(133,139)
Net cash provided by (used in) financing activities	67,578	(180,072)

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS AND RESTRICTED CASH	(149,731)	178,098
CASH AND CASH EQUIVALENTS AND RESTRICTED CASH AT BEGINNING OF PERIOD	204,364	119,425
CASH AND CASH EQUIVALENTS AND RESTRICTED CASH AT END OF PERIOD	$54,633	$297,523
SUPPLEMENTAL DISCLOSURE:
Interest expense paid in cash	$41,341	$38,062
Income taxes paid in cash	$—	$517

The accompanying notes are an integral part of these statements
(Back to Index)

(Back to Index)
EXANTAS CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2018
(unaudited)

NOTE 1 - ORGANIZATION
Exantas Capital Corp., a Maryland corporation, and its subsidiaries (collectively, the "Company") (formerly known as Resource Capital Corp.) is a real estate investment trust ("REIT") that is primarily focused on originating, holding and managing commercial mortgage loans and commercial real estate-related debt investments. The Company is externally managed by Exantas Capital Manager Inc. (the "Manager") (formerly known as Resource Capital Manager, Inc.), which is an indirect wholly-owned subsidiary of C-III Capital Partners LLC ("C-III"), a leading commercial real estate ("CRE") investment management and services company engaged in a broad range of activities. C-III is the beneficial owner of approximately 2.4% of the Company's outstanding common shares at September 30, 2018.
The Company has qualified, and expects to qualify in the current fiscal year, as a REIT.
In November 2016, the Company received approval from its board of directors (the "Board") to execute a strategic plan (the "Plan") to focus its strategy on CRE debt investments. The Plan contemplates disposing of certain loans underwritten prior to 2010 ("legacy CRE loans"), exiting underperforming non-core asset classes (residential real estate-related assets and commercial finance assets) and establishing a dividend policy based on sustainable earnings. As a result, the Company evaluated its residential mortgage and middle market lending segments' assets and liabilities and determined both met all of the criteria to be classified as held for sale in the fourth quarter of 2016. As a result of the reclassification, these segments are reported as discontinued operations and have been excluded from continuing operations. See Note 20 for further discussion.
The Company conducts its operations through the use of subsidiaries that it consolidates into its financial statements. The Company's core assets are consolidated through its investment in RCC Real Estate, Inc. ("RCC Real Estate"), a wholly-owned subsidiary that holds CRE loans, CRE-related securities and investments in CRE securitizations, which are consolidated as VIEs, as discussed in Note 3. Additionally, the Company consolidates investments in wholly and partially-owned qualifying REIT subsidiaries and taxable REIT subsidiaries ("TRS") that historically held whole and partially-owned equity investments in collateralized debt obligations ("CDOs"), collateralized loan obligations ("CLOs"), investments in asset-backed securities ("ABS"), an asset management service provider, life settlement contracts, middle market secured corporate loans, residential mortgage loans, residential mortgage-backed securities ("RMBS") and syndicated corporate loans.
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
Cash and Cash Equivalents
Cash and cash equivalents include cash on hand and all highly liquid investments with original maturities of three months or less at the time of purchase. At September 30, 2018 and December 31, 2017, approximately $45.5 million and $177.5 million, respectively, of the reported cash balances exceeded the Federal Deposit Insurance Corporation and Securities Investor Protection Corporation deposit insurance limits of $250,000 per respective depository or brokerage institution. However, all of the Company's cash deposits are held at multiple, established financial institutions to minimize credit risk exposure.
Restricted cash includes required account balance minimums primarily for the Company's CRE CDO securitizations and derivative instruments as well as cash held in the syndicated corporate loan CDOs.

(Back to Index)

(Back to Index)

EXANTAS CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
SEPTEMBER 30, 2018
(unaudited)

The following table provides a reconciliation of cash, cash equivalents and restricted cash on the consolidated balance sheets to the total amount shown on the consolidated statements of cash flows (dollars in thousands):

	September 30,
	2018	2017
Cash and cash equivalents	$48,053	$282,984
Restricted cash	6,580	14,539
Total cash, cash equivalents and restricted cash shown on the Company's consolidated statements of cash flows	$54,633	$297,523
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
Income Taxes
The Company recorded a full valuation allowance against its net deferred tax assets of approximately $10.0 million at September 30, 2018 as the Company believes it is more likely than not that the deferred tax assets will not be realized. This assessment was based on the Company's cumulative historical losses and uncertainties as to the amount of taxable income that would be generated in future years by the Company's TRSs.
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
SEPTEMBER 30, 2018
(unaudited)

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
Accounting Standards to be Adopted in Future Periods
In August 2018, the FASB issued guidance to modify the fair value measurement disclosure requirements, including: disclosures on changes in unrealized gains and losses, the range and weighted average of significant unobservable inputs used to develop Level 3 fair value measurements, the policy for timing of transfers between levels and the narrative description of measurement uncertainty. The guidance is effective for annual reporting periods beginning after December 15, 2019, and interim periods within that reporting period. Early adoption is permitted. The Company is in the process of evaluating the impact of this new guidance.
In June 2018, the FASB issued guidance to simplify the accounting for share-based payment transactions for acquiring goods and services from nonemployees by including these payments in the scope of the guidance for share-based payments to employees. The guidance is effective for annual reporting periods beginning after December 15, 2018, and interim periods within that reporting period. Early adoption is permitted. The Company evaluated the applicability of this guidance and determined that, currently, adoption does not have a material impact on its consolidated financial statements.

(Back to Index)

(Back to Index)

EXANTAS CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
SEPTEMBER 30, 2018
(unaudited)

In February 2018, the FASB issued guidance to allow a reclassification from accumulated other comprehensive income to retained earnings for stranded tax effects resulting from the Tax Cuts and Jobs Act. The guidance is effective for annual reporting periods beginning after December 15, 2018, and interim periods within that reporting period. Early adoption is permitted. The Company evaluated the applicability of this guidance and determined that, currently, adoption does not have a material impact on its consolidated financial statements.
In August 2017, the FASB issued guidance to improve the financial reporting of hedging relationships to better portray the economic results of an entity's risk management activities. Additionally, the guidance simplifies the application of the hedge accounting guidance via certain targeted improvements. In October 2018, the FASB updated the guidance to add a benchmark interest rate permitted for hedge accounting purposes. The guidance is effective for annual reporting periods beginning after December 15, 2018, and interim periods within that reporting period. Early adoption is permitted. The Company evaluated the applicability of this guidance and determined that, currently, adoption does not have a material impact on its consolidated financial statements.
In January 2017, the FASB issued guidance to add the Securities and Exchange Commission ("SEC") Staff Announcement "Disclosure of the Impact that Recently Issued Accounting Standards will have on the Financial Statements of a Registrant when such Standards are Adopted in a Future Period (in accordance with Staff Accounting Bulletin Topic 11.M)." The announcement applies to the May 2014 guidance on revenue recognition from contracts with customers, the February 2016 guidance on leases and the June 2016 guidance on how credit losses for financial assets at amortized cost and certain other instruments that are measured at fair value through net income are determined. The announcement provides the SEC staff view that a registrant should evaluate certain recent accounting standards that have not yet been adopted to determine appropriate financial statement disclosures about the potential material effects of those recent accounting standards. If a registrant does not know or cannot reasonably estimate the impact that adoption of the recent accounting standards referenced in this announcement is expected to have on the financial statements, then the registrant should make a statement to that effect and consider the additional qualitative financial statement disclosures to assist the reader in assessing the significance of the impact that the recent accounting standards will have on the financial statements of the registrant when adopted. The Company completed its assessment under the new guidance on revenue recognition from contracts with customers, see "Accounting Standards Adopted in 2018." The Company is currently evaluating the impact of this guidance on leases and the measurement of credit losses on financial instruments and its impact on its consolidated financial statements.
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
In February 2016, the FASB issued guidance requiring lessees to recognize a lease liability and a right-of-use asset for all leases. Lessor accounting will remain largely unchanged. The guidance will also require new qualitative and quantitative disclosures to help financial statement users better understand the timing, amount and uncertainty of cash flows arising from leases. This guidance will be effective for reporting periods beginning on or after December 15, 2018, and interim periods within that reporting period. Early adoption is permitted. The Company evaluated the applicability of this guidance and determined that, currently, adoption does not have a material impact on its consolidated financial statements.
Reclassifications
Certain reclassifications have been made to the 2017 consolidated financial statements to conform to the 2018 presentation, including the reclassification of investment securities, trading, loans held for sale and direct financing leases to other assets on the consolidated balance sheets. These reclassifications had no effect on the reported consolidated statements of operations.

(Back to Index)

(Back to Index)

EXANTAS CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
SEPTEMBER 30, 2018
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
Consolidated VIEs (the Company is the primary beneficiary)
Based on management's analysis, the Company was the primary beneficiary of six and seven VIEs at September 30, 2018 and December 31, 2017, respectively (collectively, the "Consolidated VIEs").
The Consolidated VIEs are CRE securitizations, CDOs and CLOs that were formed on behalf of the Company to invest in real estate-related securities, commercial mortgage-backed securities ("CMBS"), syndicated corporate loans, corporate bonds and ABS and were financed by the issuance of debt securities. The Manager and C-III Asset Management LLC ("C3AM"), a subsidiary of C-III, manage the CRE-related entities. By financing these assets with long-term borrowings through the issuance of debt securities, the Company seeks to generate attractive risk-adjusted equity returns and to match the term of its assets and liabilities. The primary beneficiary determination for each of these VIEs was made at each VIE's inception and is continually assessed.
The Company has exposure to losses on its securitizations to the extent of its investments in the subordinated debt and preferred equity of each securitization. The Company is entitled to receive payments of principal and interest on the debt securities it holds and, to the extent revenues exceed debt service requirements and other expenses of the securitizations, distributions with respect to its preferred equity interests. As a result of consolidation, the debt and equity interests the Company holds in these securitizations have been eliminated, and the Company's consolidated balance sheets reflect the assets held, debt issued by the securitizations to third parties and any accrued payables to third parties. The Company's operating results and cash flows include the gross amounts related to the securitizations' assets and liabilities as opposed to the Company's net economic interests in the securitizations. Assets and liabilities related to the securitizations are disclosed, in the aggregate, on the Company's consolidated balance sheets. For a discussion of the debt issued through the securitizations see Note 9.
Creditors of the Company's Consolidated VIEs have no recourse to the general credit of the Company, nor to each other. During the three and nine months ended September 30, 2018 and 2017, the Company did not provide any financial support to any of its VIEs nor does it have any requirement to do so, although it may choose to do so in the future to maximize future cash flows on such investments by the Company. There are no explicit arrangements that obligate the Company to provide financial support to any of its Consolidated VIEs.
The following table shows the classification and carrying values of assets and liabilities of the Company's Consolidated VIEs at September 30, 2018 (in thousands):

	CRE Securitizations	Other	Total
ASSETS
Restricted cash	$5,000	$504	$5,504
Accrued interest receivable	3,477	—	3,477
CRE loans, pledged as collateral	780,302	—	780,302
Other assets	132	—	132
Total assets (1)	$788,911	$504	$789,415

LIABILITIES
Accounts payable and other liabilities	$41	$—	$41
Accrued interest payable	656	—	656
Borrowings	548,526	—	548,526
Total liabilities	$549,223	$—	$549,223

(1)	Assets of each of the Consolidated VIEs may only be used to settle the obligations of each respective VIE.

(Back to Index)

(Back to Index)

EXANTAS CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
SEPTEMBER 30, 2018
(unaudited)

Unconsolidated VIEs (the Company is not the primary beneficiary, but has a variable interest)
Based on management's analysis, the Company is not the primary beneficiary of the VIEs discussed below since it does not have both (i) the power to direct the activities that most significantly impact the VIE's economic performance and (ii) the obligation to absorb the losses of the VIE or the right to receive the benefits from the VIE, which could be significant to the VIE. Accordingly, the following VIEs are not consolidated in the Company's financial statements at September 30, 2018. The Company's maximum exposure to risk for each of these unconsolidated VIEs is set forth in the "Maximum Exposure to Loss" column in the table below.
Unsecured Junior Subordinated Debentures
The Company has a 100% interest in the common shares of Resource Capital Trust I ("RCT I") and RCC Trust II ("RCT II"), respectively, with a value of $1.5 million in the aggregate, or 3% of each trust, at September 30, 2018. RCT I and RCT II were formed for the purposes of providing debt financing to the Company. The Company completed a qualitative analysis to determine whether or not it is the primary beneficiary of each of the trusts and determined that it was not the primary beneficiary of either trust because it does not have the power to direct the activities most significant to the trusts, which include the collection of principal and interest and protection of collateral through servicing rights. Accordingly, neither trust is consolidated into the Company's consolidated financial statements.
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

(Back to Index)

(Back to Index)

EXANTAS CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
SEPTEMBER 30, 2018
(unaudited)

The following table shows the classification, carrying value and maximum exposure to loss with respect to the Company's unconsolidated VIEs at September 30, 2018 (in thousands):

	Unsecured Junior Subordinated Debentures	C40	Prospect Hackensack	Total	Maximum Exposure to Loss
ASSETS
Accrued interest receivable	$33	$172	$—	$205	$—
CRE loans	—	—	19,372	19,372	$19,372
Investment securities available-for-sale (1)	—	21,465	—	21,465	$21,117
Investments in unconsolidated entities	1,548	—	—	1,548	$1,548
Total assets	1,581	21,637	19,372	42,590

LIABILITIES
Accrued interest payable	693	—	—	693	N/A
Borrowings	51,548	—	—	51,548	N/A
Total liabilities	52,241	—	—	52,241	N/A
Net (liability) asset	$(50,660)	$21,637	$19,372	$(9,651)	N/A

(1)	The Company's investment in C40 is carried at fair value and its maximum exposure to loss is the amortized cost of the investment.
At September 30, 2018, there were no explicit arrangements or implicit variable interests that could require the Company to provide financial support to any of its unconsolidated VIEs.
NOTE 4 - SUPPLEMENTAL CASH FLOW INFORMATION
The following table summarizes the Company's supplemental disclosure of cash flow information (in thousands):

	For the Nine Months Ended
	September 30,
	2018	2017
Non-cash continuing financing activities include the following:
Proceeds from the private exchange of convertible senior notes	$—	$22,161
Payments on the private exchange of convertible senior notes	$—	$(22,161)
Distributions on common stock accrued but not paid	$4,749	$1,566
Distribution on preferred stock accrued but not paid	$1,725	$4,010

(Back to Index)

(Back to Index)

EXANTAS CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
SEPTEMBER 30, 2018
(unaudited)

NOTE 5 - LOANS
The following is a summary of the Company's loans (dollars in thousands, except amounts in footnotes):

Description	Quantity	Principal	Unamortized (Discount) Premium, net (1)	Amortized Cost	Allowance for Loan Losses	Carrying Value (2)	Contractual Interest Rates (3)	Maturity Dates (4)(5)(6)
At September 30, 2018:
CRE loans held for investment:
Whole loans (7)(8)	78	$1,501,076	$(8,583)	$1,492,493	$(1,736)	$1,490,757	1M LIBOR plus 2.50% to 1M LIBOR plus 6.25%	November 2018 to October 2021
Mezzanine loan	1	4,700	—	4,700	—	4,700	10.00%	June 2028
Preferred equity investment (see Note 3) (9)(10)	1	19,545	(173)	19,372	—	19,372	11.50%	April 2025
Total CRE loans held for investment		1,525,321	(8,756)	1,516,565	(1,736)	1,514,829
Total loans		$1,525,321	$(8,756)	$1,516,565	$(1,736)	$1,514,829

At December 31, 2017:
CRE loans held for investment:
Whole loans (7)	70	$1,297,164	$(7,014)	$1,290,150	$(5,328)	$1,284,822	1M LIBOR plus 3.60% to 1M LIBOR plus 6.25%	February 2018 to January 2021
Total CRE loans held for investment		1,297,164	(7,014)	1,290,150	(5,328)	1,284,822
Total loans		$1,297,164	$(7,014)	$1,290,150	$(5,328)	$1,284,822

(1)
Amounts include unamortized loan origination fees of $8.5 million and $6.7 million and deferred amendment fees of $295,000 and $268,000 being amortized over the life of the loans at September 30, 2018 and December 31, 2017, respectively.

(2)	Substantially all loans are pledged as collateral under various borrowings at September 30, 2018 and December 31, 2017.

(3)	LIBOR refers to the London Interbank Offered Rate.

(4)	Maturity dates exclude contractual extension options, subject to the satisfaction of certain terms, that may be available to the borrowers.

(5)	Maturity dates exclude one whole loan, with an amortized cost of $7.0 million, in default at December 31, 2017.

(6)
Maturity dates exclude one whole loan, with an amortized cost of $11.5 million, in maturity default and performing with respect to debt service due in accordance with a forbearance agreement at September 30, 2018. The loan was classified as an asset held for sale and in maturity default at December 31, 2017.

(7)
Whole loans had $92.2 million and $84.1 million in unfunded loan commitments at September 30, 2018 and December 31, 2017, respectively.  These unfunded loan commitments are advanced as the borrowers formally request additional funding, as permitted under the loan agreement, and any necessary approvals have been obtained.

(8)	At June 30, 2018, two legacy CRE loans with amortized costs of $28.3 million were reclassified to whole loans from assets held for sale as the Company now intends to hold these loans to maturity.

(9)	The interest rate on the Company's preferred equity investment pays currently at 8.00%. The remaining interest is deferred until maturity.

(10)	Beginning in April 2023, the Company has the right to unilaterally force the sale of the underlying property.

(Back to Index)

(Back to Index)

EXANTAS CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
SEPTEMBER 30, 2018
(unaudited)

The following is a summary of the contractual maturities, assuming full exercise of the extension options available to the borrowers, of the Company's CRE loans held for investment, at amortized cost (in thousands, except amounts in footnotes):

Description	2018	2019	2020 and Thereafter	Total
At September 30, 2018:
Whole loans (1)	$—	$80,830	$1,400,147	$1,480,977
Mezzanine loan	—	—	4,700	4,700
Preferred equity investment	—	—	19,372	19,372
Total CRE loans(1)(2)	$—	$80,830	$1,424,219	$1,505,049

Description	2018	2019	2020 and Thereafter	Total
At December 31, 2017:
Whole loans (2)	$—	$148,622	$1,134,528	$1,283,150

(1)
Excludes one whole loan, with an amortized cost of $11.5 million, in maturity default and performing with respect to debt service due in accordance with a forbearance agreement at September 30, 2018. The loan was classified as an asset held for sale and in maturity default at December 31, 2017.

(2)	Excludes one whole loan, with an amortized cost of $7.0 million, in default at December 31, 2017.
At September 30, 2018, approximately 33.1%, 20.9% and 20.1% of the Company's CRE loan portfolio was concentrated in the Southwest, Pacific and Mountain regions, respectively, based on carrying value, as defined by the National Council of Real Estate Investment Fiduciaries ("NCREIF"). At December 31, 2017, approximately 28.0%, 24.3%, and 12.5% of the Company's CRE loan portfolio was concentrated in the Southwest, Pacific and Mountain regions, respectively, based on carrying value.
Principal Paydowns Receivable
Principal paydowns receivable represents loan principal payments that have been received by the Company's servicers and trustees but have not been remitted to the Company. At September 30, 2018, the Company had $44.3 million of loan principal paydowns receivable, all of which was received in cash by the Company in October 2018. At December 31, 2017, the Company had $75.9 million of loan principal paydowns receivable, all of which was received in cash by the Company in January 2018.

(Back to Index)

(Back to Index)

EXANTAS CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
SEPTEMBER 30, 2018
(unaudited)

NOTE 6 - FINANCING RECEIVABLES
The following tables show the activity in the allowance for loan losses for the nine months ended September 30, 2018 and year ended December 31, 2017 and the allowance for loan losses and recorded investments in loans at September 30, 2018 and December 31, 2017 (in thousands):

	Nine Months Ended September 30, 2018	Year Ended December 31, 2017
	Commercial Real Estate Loans	Commercial Real Estate Loans
Allowance for loan losses:
Allowance for loan losses at beginning of period	$5,328	$3,829
(Recovery of) provision for loan losses, net	(1,260)	1,499
Loans charged-off	(2,332)	—
Allowance for loan losses at end of period	$1,736	$5,328

	September 30, 2018	December 31, 2017
	Commercial Real Estate Loans	Commercial Real Estate Loans
Allowance for loan losses ending balance:
Individually evaluated for impairment	$—	$2,500
Collectively evaluated for impairment	$1,736	$2,828
Loans:
Amortized cost ending balance:
Individually evaluated for impairment	$24,072	$7,000
Collectively evaluated for impairment	$1,492,493	$1,283,150
Credit quality indicators
Commercial Real Estate Loans
CRE loans are collateralized by a diversified mix of real estate properties and are assessed for credit quality based on the collective evaluation of several factors, including but not limited to: collateral performance relative to underwritten plan, time since origination, current implied and/or reunderwritten loan-to-collateral value ratios, loan structure and exit plan. Depending on the loan's performance against these various factors, loans are rated on a scale from 1 to 5, with loans rated 1 representing loans with the highest credit quality and loans rated 5 representing loans with lowest credit quality. The factors evaluated provide general criteria to monitor credit migration in the Company's loan portfolio; as such, a loan's rating may improve or worsen, depending on new information received.

(Back to Index)

(Back to Index)

EXANTAS CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
SEPTEMBER 30, 2018
(unaudited)

The criteria set forth below should be used as general guidelines and, therefore, not every loan will have all of the characteristics described in each category below. Loans that are performing according to their underwritten plans generally will not require an allowance for loan loss.

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

5
• Property performance is significantly worse than underwritten expectations. The loan is not in compliance with loan covenants and performance criteria and may be in default. Expected sale proceeds would not be sufficient to pay off the loan at maturity.

• The property has a material vacancy rate and significant rollover of remaining tenants.
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
SEPTEMBER 30, 2018
(unaudited)

Credit risk profiles of CRE loans at amortized cost and legacy CRE loans held for sale at the lower of cost or fair value were as follows (in thousands, except amounts in footnotes):

	Rating 1	Rating 2	Rating 3 (1)	Rating 4	Rating 5 (2)	Held for Sale (3)	Total
At September 30, 2018:
Whole loans	$—	$1,376,836	$110,808	$4,849	$—	$—	$1,492,493
Mezzanine loan (4)	—	4,700	—	—	—	—	4,700
Preferred equity investment (4)	—	19,372	—	—	—	—	19,372
Legacy CRE loans held for sale	—	—	—	—	—	17,000	17,000
	$—	$1,400,908	$110,808	$4,849	$—	$17,000	$1,533,565

At December 31, 2017:
Whole loans	$65,589	$1,040,883	$171,841	$4,837	$7,000	$—	$1,290,150
Legacy CRE loans held for sale	—	—	—	—	—	61,841	61,841
	$65,589	$1,040,883	$171,841	$4,837	$7,000	$61,841	$1,351,991

(1)
Includes one whole loan, with an amortized cost of $11.5 million, that was in maturity default at September 30, 2018. The loan is performing with respect to debt service due in accordance with a forbearance agreement at September 30, 2018.

(2)	Includes one whole loan, with an amortized cost of $7.0 million, that was in default at December 31, 2017.

(3)	Includes one and two legacy CRE loans that were in default with total carrying values of $17.0 million and $22.5 million at September 30, 2018 and December 31, 2017, respectively.

(4)	The Company's mezzanine loan and preferred equity investment are evaluated individually for impairment.
At December 31, 2017, the Company had one CRE whole loan designated as an impaired loan with a risk rating of 5 due to short term vacancy/tenant concerns and a past due maturity of February 2017. The loan had an amortized cost of $7.0 million and a carrying value of $4.5 million at December 31, 2017. In September 2018, the note was sold for $4.7 million.
Except as previously discussed, all of the Company's CRE loans, its mezzanine loan and its preferred equity investment were current with respect to contractual principal and interest at September 30, 2018.
Loan Portfolios Aging Analysis
The following table presents the CRE loan portfolio aging analysis as of the dates indicated for CRE loans at amortized cost and legacy CRE loans held for sale at the lower of cost or fair value (in thousands, except amounts in footnotes):

	30-59 Days	60-89 Days	Greater than 90 Days (1)(2)	Total Past Due (3)	Current	Total Loans Receivable	Total Loans > 90 Days and Accruing (2)
At September 30, 2018:
Whole loans	$—	$—	$11,516	$11,516	$1,480,977	$1,492,493	$11,516
Mezzanine loan	—	—	—	—	4,700	4,700	—
Preferred equity investment	—	—	—	—	19,372	19,372	—
Legacy CRE loans held for sale	—	—	17,000	17,000	—	17,000	—
Total loans	$—	$—	$28,516	$28,516	$1,505,049	$1,533,565	$11,516

At December 31, 2017:
Whole loans	$—	$—	$7,000	$7,000	$1,283,150	$1,290,150	$—
Legacy CRE loans held for sale	11,516	—	11,000	22,516	39,325	61,841	—
Total loans	$11,516	$—	$18,000	$29,516	$1,322,475	$1,351,991	$—

(1)	Includes one whole loan, with an amortized cost of $7.0 million, that was in default at December 31, 2017.

(2)
Includes one whole loan, with an amortized cost of $11.5 million, that was in maturity default at September 30, 2018. The loan is performing with respect to debt service due in accordance with a forbearance agreement at September 30, 2018.

(3)	Includes one and two legacy CRE loans that were in default with total carrying values of $17.0 million and $22.5 million at September 30, 2018 and December 31, 2017, respectively.

(Back to Index)

(Back to Index)

EXANTAS CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
SEPTEMBER 30, 2018
(unaudited)

Impaired Loans
The following tables show impaired loans at December 31, 2017 (in thousands):

	Recorded Balance	Unpaid Principal Balance	Specific Allowance	Average Investment in Impaired Loans	Interest Income Recognized
Loans without a specific valuation allowance:
Whole loans	$—	$—	$—	$—	$—
Loans with a specific valuation allowance:
Whole loans	$7,000	$7,000	$(2,500)	$7,000	$—
Total:
Whole loans	$7,000	$7,000	$(2,500)	$7,000	$—
The Company did not have any impaired loans at September 30, 2018.
Troubled-Debt Restructurings ("TDR")
There were no TDRs for the nine months ended September 30, 2018 and 2017.

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

	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value (1)
At September 30, 2018:
CMBS	$350,179	$3,755	$(1,156)	$352,778
Total	$350,179	$3,755	$(1,156)	$352,778

At December 31, 2017:
CMBS	$210,806	$1,947	$(1,174)	$211,579
ABS	259	—	(101)	158
Total	$211,065	$1,947	$(1,275)	$211,737

(1)	At September 30, 2018 and December 31, 2017, $325.7 million and $169.6 million, respectively, of investment securities available-for-sale were pledged as collateral under related financings.
The following table summarizes the estimated payoff dates of the Company's investment securities available-for-sale according to their estimated weighted average life classifications (in thousands, except percentages):

	September 30, 2018			December 31, 2017
	Amortized Cost	Fair Value	Weighted Average Coupon	Amortized Cost	Fair Value	Weighted Average Coupon
Less than one year (1)	$126,349	$126,749	5.40%	$25,475	$25,275	5.55%
Greater than one year and less than five years	70,778	70,976	5.10%	126,273	127,104	4.65%
Greater than five years and less than ten years	153,052	155,053	3.83%	59,317	59,358	3.53%
Total	$350,179	$352,778	4.65%	$211,065	$211,737	4.45%

(1)	The Company expects that the payoff dates of these CMBS and ABS will either be extended or that the securities will be paid off in full.
At September 30, 2018, the contractual maturities of the CMBS investment securities available-for-sale range from June 2022 to August 2061.

(Back to Index)

(Back to Index)

EXANTAS CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
SEPTEMBER 30, 2018
(unaudited)

The following table summarizes the fair value, gross unrealized losses and number of securities aggregated by investment category and the length of time that individual investment securities available-for-sale have been in a continuous unrealized loss position during the periods specified (in thousands, except number of securities):

	Less than 12 Months			More than 12 Months			Total
	Fair Value	Unrealized Losses	Number of Securities	Fair Value	Unrealized Losses	Number of Securities	Fair Value	Unrealized Losses	Number of Securities
At September 30, 2018:
CMBS	$39,398	$(350)	11	$6,286	$(806)	6	$45,684	$(1,156)	17
Total temporarily impaired securities	$39,398	$(350)	11	$6,286	$(806)	6	$45,684	$(1,156)	17

At December 31, 2017:
CMBS	$49,016	$(888)	12	$1,308	$(286)	4	$50,324	$(1,174)	16
ABS	158	(101)	1	—	—	—	158	(101)	1
Total temporarily impaired securities	$49,174	$(989)	13	$1,308	$(286)	4	$50,482	$(1,275)	17
The unrealized losses in the above table are considered to be temporary impairments due to market factors and are not reflective of credit deterioration.
The Company recognized no other-than-temporary impairments on its investment securities available-for-sale for the three and nine months ended September 30, 2018 and 2017.
The following table summarizes the Company's sales of investment securities available-for-sale (in thousands, except positions sold and redeemed):

	For the Three Months Ended					For the Nine Months Ended
	Positions Sold/Redeemed	Par Amount Sold/Redeemed	Amortized Cost	Realized Gain (Loss) (1)	Proceeds (2)	Positions Sold/Redeemed	Par Amount Sold/Redeemed	Amortized Cost	Realized Gain (Loss) (1)	Proceeds (2)
September 30, 2018:
ABS	—	$—	$—	$—	$—	2	$411	$265	$(217)	$48
CMBS	2	10,000	7,821	282	8,103	2	10,000	7,821	282	8,103
Total	2	$10,000	$7,821	$282	$8,103	4	$10,411	$8,086	$65	$8,151

September 30, 2017:
ABS	5	$18,301	$14,249	$(2,110)	$12,647	7	$27,906	$21,723	$(318)	$19,881
CMBS	1	5,000	4,279	(254)	4,046	1	5,000	4,279	(254)	4,046
RMBS	3	153,519	1,274	(158)	1,116	3	153,519	1,274	(158)	1,116
Total	9	$176,820	$19,802	$(2,522)	$17,809	11	$186,425	$27,276	$(730)	$25,043

(1)	The realized losses for the three and nine months ended September 30, 2017 exclude foreign currency exchange gains and losses on ABS sales that were hedged with foreign currency forward contracts.

(2)	Includes unsettled proceeds of $8.1 million, received in October 2018, from the sale of two CMBS positions during the three and nine months ended September 30, 2018.

(Back to Index)

(Back to Index)

EXANTAS CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
SEPTEMBER 30, 2018
(unaudited)

NOTE 8 - INVESTMENTS IN UNCONSOLIDATED ENTITIES
The following table summarizes the Company's investments in unconsolidated entities at September 30, 2018 and December 31, 2017 and equity in earnings of unconsolidated entities for the three and nine months ended September 30, 2018 and 2017 (in thousands, except percentages and amounts in footnotes):

				Equity in Earnings (Losses) of Unconsolidated Entities
				For the Three Months Ended		For the Nine Months Ended
	Ownership % at September 30, 2018	September 30, 2018	December 31, 2017	September 30, 2018	September 30, 2017	September 30, 2018	September 30, 2017

Pelium Capital (1)	80.2%	$7	$10,503	$50	$54	$(180)	$(22)
RCM Global	63.8%	41	—	(7)	(61)	—	(231)
Investment in LCC Preferred Stock (2)	—%	—	—	411	41,048	411	41,334
RRE VIP Borrower, LLC (3)	—%	—	—	—	6	—	44
Pearlmark Mezzanine Realty Partners IV, L.P. (4)	—%	—	—	—	—	—	165
Subtotal		48	10,503	454	41,047	231	41,290
Investment in RCT I and II (5)	3.0%	1,548	1,548	(829)	(689)	(2,359)	(1,989)
Total		$1,596	$12,051	$(375)	$40,358	$(2,128)	$39,301

(1)
During the nine months ended September 30, 2018 and 2017, the Company received distributions of $10.4 million and $13.6 million, respectively, on its investment in Pelium Capital Partners, L.P. ("Pelium Capital").

(2)
The Company's investment in LEAF Commercial Capital, Inc. ("LCC") liquidated in July 2017 as a result of the sale of LCC. Earnings for the three and nine months ended September 30, 2018 are related to the receipt of a distribution of funds formerly held in escrow accounts established as part of the sale.

(3)
The Company sold its investment in RRE VIP Borrower, LLC in December 2014. Earnings for the three and nine months ended September 30, 2017 are related to insurance premium refunds with respect to the underlying sold properties in the portfolio.

(4)	The Company sold its investment in Pearlmark Mezzanine Reality Partners IV, L.P. ("Pearlmark Mezz") in May 2017.

(5)
During the three and nine months ended September 30, 2018 and 2017, distributions from the trusts are recorded in interest expense on the Company's consolidated statements of operations as the investments are accounted for under the cost method.

During the nine months ended September 30, 2018, investments held by Pelium Capital and RCM Global LLC were substantially liquidated.

(Back to Index)

(Back to Index)

EXANTAS CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
SEPTEMBER 30, 2018
(unaudited)

NOTE 9 - BORROWINGS
The Company historically has financed the acquisition of its investments, including investment securities and loans, through the use of secured and unsecured borrowings in the form of securitized notes, repurchase agreements, secured term facilities, warehouse facilities, convertible senior notes and trust preferred securities issuances.  Certain information with respect to the Company's borrowings is summarized in the following table (in thousands, except percentages, time periods and amounts in footnotes):

	Principal Outstanding	Unamortized Issuance Costs and Discounts	Outstanding Borrowings	Weighted Average Borrowing Rate	Weighted Average Remaining Maturity	Value of Collateral
At September 30, 2018:
RCC 2017-CRE5 Senior Notes	$158,376	$2,312	$156,064	3.30%	15.8 years	$277,156
XAN 2018-RSO6 Senior Notes	397,452	4,990	392,462	3.26%	16.7 years	514,225
Unsecured junior subordinated debentures	51,548	—	51,548	6.29%	17.9 years	—
4.50% Convertible Senior Notes	143,750	14,313	129,437	4.50%	3.9 years	—
6.00% Convertible Senior Notes	70,453	171	70,282	6.00%	62 days	—
8.00% Convertible Senior Notes	21,182	295	20,887	8.00%	1.3 years	—
CRE - term repurchase facilities (1)	313,516	3,696	309,820	4.33%	1.9 years	452,697
Trust certificates - term repurchase facility (2)	47,438	319	47,119	6.11%	2.0 years	118,780
CMBS - short term repurchase agreements (3)	245,287	—	245,287	3.46%	38 days	341,289
Total	$1,449,002	$26,096	$1,422,906	4.06%	7.9 years	$1,704,147

	Principal Outstanding	Unamortized Issuance Costs and Discounts	Outstanding Borrowings	Weighted Average Borrowing Rate	Weighted Average Remaining Maturity	Value of Collateral
At December 31, 2017:
RCC 2015-CRE3 Senior Notes	$85,788	$396	$85,392	4.50%	14.2 years	$149,828
RCC 2015-CRE4 Senior Notes	90,883	407	90,476	3.65%	14.6 years	180,066
RCC 2017-CRE5 Senior Notes	244,280	3,493	240,787	2.51%	16.6 years	369,534
Unsecured junior subordinated debentures	51,548	—	51,548	5.49%	18.7 years	—
4.50% Convertible Senior Notes	143,750	16,626	127,124	4.50%	4.6 years	—
6.00% Convertible Senior Notes	70,453	928	69,525	6.00%	335 days	—
8.00% Convertible Senior Notes	21,182	466	20,716	8.00%	2.0 years	—
CRE - term repurchase facilities (1)	292,511	1,013	291,498	3.82%	222 days	432,125
Trust certificates - term repurchase facilities (2)	76,714	570	76,144	5.97%	2.1 years	214,375
CMBS - short term repurchase agreements (3)	82,647	—	82,647	2.79%	14 days	131,522
CMBS - term repurchase facilities (4)	27,628	—	27,628	3.05%	121 days	38,060
Total	$1,187,384	$23,899	$1,163,485	4.00%	7.3 years	$1,515,510

(1)	Principal outstanding includes accrued interest payable of $460,000 and $534,000 at September 30, 2018 and December 31, 2017, respectively.

(2)	Principal outstanding includes accrued interest payable of $104,000 and $203,000 at September 30, 2018 and December 31, 2017, respectively.

(3)	Principal outstanding includes accrued interest payable of $786,000 and $279,000 at September 30, 2018 and December 31, 2017, respectively.

(4)	Principal outstanding includes accrued interest payable of $46,000 at December 31, 2017.

(Back to Index)

(Back to Index)

EXANTAS CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
SEPTEMBER 30, 2018
(unaudited)

Securitizations
The following table sets forth certain information with respect to the Company's consolidated securitizations at September 30, 2018 (in thousands):

Securitization	Closing Date	Maturity Date	End of Designated Principal Reinvestment Period (1)	Total Note Paydowns Received from Closing Date through September 30, 2018
RCC 2017-CRE5	July 2017	July 2034	July 2020	$93,074
XAN 2018-RSO6	June 2018	June 2035	December 2020	$—

(1)
The designated principal reinvestment period is the period in which principal repayments can be utilized to purchase loans held outside of the respective securitization that represent the funded commitments of existing collateral in the respective securitization that were not funded as of the date the respective securitization was closed.

The investments held by the Company's securitizations collateralize the securitizations' borrowings and, as a result, are not available to the Company, its creditors, or stockholders. All senior notes of the securitizations held by the Company at September 30, 2018 and December 31, 2017 are eliminated in consolidation.
RCC 2015-CRE3
In August 2018, a subsidiary of the Company exercised the optional redemption feature of Resource Capital Corp. 2015-CRE3, Ltd. ("RCC 2015-CRE3"), and all of the outstanding senior notes were paid off from the payoff proceeds of certain of the securitization's assets.
RCC 2015-CRE4
In July 2018, a subsidiary of the Company exercised the optional redemption feature of Resource Capital Corp. 2015-CRE4, Ltd. ("RCC 2015-CRE4"), and all of the outstanding senior notes were paid off from the payoff proceeds of certain of the securitizations's assets.

(Back to Index)

(Back to Index)

EXANTAS CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
SEPTEMBER 30, 2018
(unaudited)

Repurchase and Credit Facilities
Borrowings under the Company's repurchase agreements are guaranteed by the Company or one of its subsidiaries. The following table sets forth certain information with respect to the Company's repurchase agreements (in thousands, except percentages and amounts in footnotes):

	September 30, 2018				December 31, 2017
	Outstanding Borrowings (1)	Value of Collateral	Number of Positions as Collateral	Weighted Average Interest Rate	Outstanding Borrowings (1)	Value of Collateral	Number of Positions as Collateral	Weighted Average Interest Rate
CRE - Term Repurchase Facilities
Wells Fargo Bank, N.A. (2)	$109,039	$170,355	10	4.21%	$179,347	$268,003	19	3.68%
Morgan Stanley Bank, N.A. (3)	67,886	113,831	5	4.76%	112,151	164,122	9	4.05%
Barclays Bank PLC (4)	132,895	168,511	8	4.22%	—	—	—	—%

Trust Certificates - Term Repurchase Facilities
RSO Repo SPE Trust 2015 (5)	—	—	—	—%	26,548	89,121	2	6.98%
RSO Repo SPE Trust 2017 (6)	47,119	118,780	2	6.11%	49,596	125,254	2	5.43%

CMBS - Short-Term Repurchase Agreements
RBC Capital Markets, LLC	201,635	266,182	31	3.46%	72,131	97,745	6	2.77%
JP Morgan Securities LLC	32,718	61,380	12	3.42%	10,516	33,777	2	2.93%
Deutsche Bank Securities Inc. (7)	10,934	13,727	10	3.61%	—	—	—	—%

CMBS - Term Repurchase Facilities
Wells Fargo Bank, N.A.	—	—	—	—%	12,272	14,984	8	2.45%
Deutsche Bank AG (7)	—	—	—	—%	15,356	23,076	14	3.53%
Total	$602,226	$912,766			$477,917	$816,082

(1)	Outstanding borrowings include accrued interest payable.

(2)	Includes $1.9 million and $565,000 of deferred debt issuance costs at September 30, 2018 and December 31, 2017, respectively.

(3)	Includes $167,000 and $448,000 of deferred debt issuance costs at September 30, 2018 and December 31, 2017, respectively.

(4)	Includes $1.6 million of deferred debt issuance costs at September 30, 2018 and no deferred debt issuance costs at December 31, 2017.

(5)	Includes $133,000 of deferred debt issuance costs at December 31, 2017.

(6)	Includes $233,000 and $320,000 of deferred debt issuance costs at September 30, 2018 and December 31, 2017, respectively.

(7)
In May 2018, the facility's term was rolled from a one-year basis, with extensions at the buyer's option, to a three-month basis. At June 30, 2018, the facility was reclassified from CMBS - term repurchase facilities to CMBS - short term repurchase agreements.

(Back to Index)

(Back to Index)

EXANTAS CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
SEPTEMBER 30, 2018
(unaudited)

The following table shows information about the amount at risk under the repurchase facilities at September 30, 2018 (in thousands, except percentages and time periods):

	Amount at Risk (1)	Weighted Average Remaining Maturity	Weighted Average Interest Rate
At September 30, 2018:
CRE - Term Repurchase Facilities
Wells Fargo Bank, N.A.	$60,183	1.8 years	4.21%
Morgan Stanley Bank, N.A.	$46,322	345 days	4.76%
Barclays Bank PLC	$34,686	2.5 years	4.22%

Trust Certificates - Term Repurchase Facility
RSO Repo SPE Trust 2017	$71,439	2.0 years	6.11%

CMBS - Short-Term Repurchase Agreements
RBC Capital Markets, LLC	$65,173	37 days	3.46%
JP Morgan Securities LLC	$28,828	33 days	3.42%
Deutsche Bank Securities Inc.	$2,831	57 days	3.61%

(1)	Equal to the total of the estimated fair value of securities or loans sold and accrued interest receivable, minus the total of the repurchase agreement liabilities and accrued interest payable.
The Company was in compliance with all covenants in each of the respective agreements at September 30, 2018.
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
In September 2015, an indirect wholly-owned subsidiary of the Company entered into a master repurchase and securities agreement (the "Morgan Stanley Facility") with Morgan Stanley Bank, N.A. ("Morgan Stanley") to finance the origination of CRE loans. In September 2018, the Company entered into an amendment to the Morgan Stanley Facility, which reduced its maximum capacity to $67.9 million and extended the maturity date through September 2019.
In October 2018, an indirect wholly-owned subsidiary of the Company entered into a master repurchase agreement (the "JPMorgan Chase Facility") with JPMorgan Chase Bank, N.A. ("JPMorgan Chase") to finance the origination of CRE loans. The JPMorgan Chase Facility has a maximum facility amount of $250.0 million, charges interest of one-month LIBOR plus a spread between 2.00% and 2.25% and matures in October 2021, subject to two one-year extension options in accordance with the facility's terms. The Company paid a structuring fee to JPMorgan Chase as well as other reasonable closing costs.

(Back to Index)

(Back to Index)

EXANTAS CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
SEPTEMBER 30, 2018
(unaudited)

The JPMorgan Chase Facility contains margin call provisions that provide JPMorgan Chase with certain rights if the value of purchased assets declines. Under these circumstances, JPMorgan Chase may require the Company to transfer cash in an amount necessary to eliminate such margin deficit or repurchase the asset(s) that resulted in the margin call.
In connection with the JPMorgan Chase Facility, the Company guaranteed the payment and performance under the JPMorgan Chase Facility pursuant to a guarantee agreement (the "JPMorgan Chase Guarantee") subject to a limit of 25% of the then currently unpaid aggregate repurchase price of all purchased assets. The JPMorgan Chase Guarantee includes certain financial covenants required of the Company, including required liquidity, required capital, ratios of total indebtedness to equity and EBITDA requirements. Also, RCC Real Estate, the direct owner of the wholly-owned subsidiary, executed a pledge agreement with JPMorgan Chase pursuant to which it pledged and granted to JPMorgan Chase a continuing security interest in any and all of its right, title and interest in and to the wholly-owned subsidiary, including all distributions, proceeds, payments, income and profits from its interests in the wholly-owned subsidiary.
The JPMorgan Chase Facility specifies events of default, subject to certain materiality thresholds and grace periods, customary for this type of financing arrangement. The remedies for such events of default are also customary for this type of financing arrangement and include the acceleration of the principal amount outstanding under the JPMorgan Chase Facility and the liquidation by JPMorgan Chase of purchased assets then subject to the JPMorgan Chase Facility.
Trust Certificates - Term Repurchase Facilities
In November 2015, a subsidiary entered into a repurchase and securities agreement (the "2015 Term Repurchase Trust Facility") with RSO Repo SPE Trust 2015, a structure that provides financing under a structured sale of trust certificates to qualified institutional buyers through an offering led by Wells Fargo Securities, LLC. In July 2018, the 2015 Term Repurchase Trust Facility was paid off as a result of the exercise of the optional redemption of RCC 2015-CRE4.
Contractual maturity dates of the Company's borrowings' principal outstanding by category and year are presented in the table below at September 30, 2018 (in thousands):

	Total	2018	2019	2020	2021	2022 and Thereafter
At September 30, 2018:
CRE securitizations	$555,828	$—	$—	$—	$—	$555,828
Unsecured junior subordinated debentures	51,548	—	—	—	—	51,548
4.50% Convertible Senior Notes	143,750	—	—	—	—	143,750
6.00% Convertible Senior Notes	70,453	70,453	—	—	—	—
8.00% Convertible Senior Notes	21,182	—	—	21,182	—	—
Repurchase and credit facilities	606,241	245,287	68,052	158,386	134,516	—
Total	$1,449,002	$315,740	$68,052	$179,568	$134,516	$751,126
NOTE 10 - SHARE ISSUANCE AND REPURCHASE
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
In March 2018, the Company redeemed all remaining shares of its Series B Preferred Stock at a redemption price of $25.00 per share, or $115.3 million, plus accrued but unpaid distributions, resulting in a preferred stock redemption charge of $7.5 million on the consolidated statement of operations for the nine months ended September 30, 2018.
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

(Back to Index)

(Back to Index)

EXANTAS CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
SEPTEMBER 30, 2018
(unaudited)

Under a share repurchase plan authorized by the Board in August 2015, the Company was authorized to repurchase up to $50.0 million of its outstanding equity and debt securities. In March 2016, the Company's Board approved a new securities repurchase program for up to $50.0 million of its outstanding securities, which replaced the August 2015 repurchase plan. During the three and nine months ended September 30, 2018 and 2017, the Company did not repurchase any shares of its common or preferred stock through this program. At September 30, 2018, $44.9 million remains available under this repurchase plan.
At September 30, 2018, the Company had 4.8 million shares of Series C Preferred Stock outstanding, with a weighted average issuance price, excluding offering costs, of $25.00.
NOTE 11 - SHARE-BASED COMPENSATION
The following table summarizes the Company's restricted common stock transactions:

	Non-Employee Directors	Non-Employees (1)	Former Employees	Total
Unvested shares at January 1, 2018	34,565	419,541	28,967	483,073
Issued	27,032	209,355	—	236,387
Vested	(33,193)	(238,792)	(23,158)	(295,143)
Forfeited	—	(1,725)	—	(1,725)
Unvested shares at September 30, 2018	28,404	388,379	5,809	422,592

(1)	Non-employees are employees of C-III or Resource America, Inc. ("Resource America").
The Company is required to value any unvested shares of restricted common stock granted to non-employees at the current market price. The fair values at grant date of the shares of restricted common stock granted to non-employees during the nine months ended September 30, 2018 and 2017 were $2.0 million and $2.7 million, respectively. The fair values at grant date of shares of restricted common stock issued to the Company's eight non-employee directors during the nine months ended September 30, 2018 and 2017 were $255,000 and $325,000, respectively.
At September 30, 2018, the total unrecognized restricted common stock expense for non-employees was $1.8 million, with a weighted average amortization period remaining of 2.0 years. At December 31, 2017, the total unrecognized restricted common stock expense for non-employees was $1.4 million, with a weighted average amortization period remaining of 2.0 years.
The following table summarizes restricted common stock grants during the nine months ended September 30, 2018:

Grant Date	Shares	Vesting per Year	Vesting Date(s)
January 18, 2018	209,355	33.3%	January 18, 2019, January 18, 2020 and January 18, 2021
February 1, 2018	3,727	100.0%	February 1, 2019
March 8, 2018	16,302	100.0%	March 8, 2019
June 1, 2018	3,493	100.0%	June 1, 2019
June 6, 2018	3,510	100.0%	June 6, 2019
The following table summarizes the status of the Company's vested stock options at September 30, 2018:

Vested Options	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Vested at January 1, 2018	10,000	$25.60
Vested	—	—
Exercised	—	—
Forfeited	—	—
Expired	—	—
Vested at September 30, 2018	10,000	$25.60	2.63	$—
There were no options granted during the nine months ended September 30, 2018 or 2017. The outstanding stock options have contractual terms of ten years and will expire in 2021.

(Back to Index)

(Back to Index)

EXANTAS CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
SEPTEMBER 30, 2018
(unaudited)

The components of equity compensation expense for the periods presented are as follows (in thousands):

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2018	2017	2018	2017
Restricted shares granted to non-employees (1)	$685	$817	$2,166	$2,207
Restricted shares granted to non-employee directors	72	78	217	210
Total equity compensation expense (2)	$757	$895	$2,383	$2,417

(1)	Non-employees are employees of C-III or Resource America.

(2)
Amounts exclude equity compensation expense for employees of Primary Capital Mortgage, LLC ("PCM"), which is included in net income (loss) from discontinued operations, net of tax on the consolidated statements of operations during the three and nine months ended September 30, 2017.

Under the Company's Third Amended and Restated Management Agreement ("Management Agreement"), incentive compensation is paid quarterly. Up to 75% of the incentive compensation is paid in cash and at least 25% is paid in the form of an award of common stock, recorded in management fee on the consolidated statements of operations. The Manager received no incentive management fee for the three and nine months ended September 30, 2018. The Manager earned approximately 51,300 shares as incentive compensation valued at approximately $539,000 for the three and nine months ended 2017.
All equity awards, apart from incentive compensation under the Management Agreement, are discretionary in nature and subject to approval by the compensation committee of the Company's Board.

(Back to Index)

(Back to Index)

EXANTAS CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
SEPTEMBER 30, 2018
(unaudited)

NOTE 12 - EARNINGS PER SHARE
The following table presents a reconciliation of basic and diluted earnings (losses) per share for the periods presented as follows (in thousands, except share and per share amounts):

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2018	2017	2018	2017
Net income from continuing operations	$8,260	$24,745	$17,312	$46,487
Net income allocated to preferred shares	(2,588)	(6,014)	(10,385)	(18,043)
Consideration paid in excess of carrying value of preferred shares	—	—	(7,482)	—
Net loss allocable to non-controlling interest, net of taxes	—	—	—	196
Net income (loss) from continuing operations allocable to common shares	5,672	18,731	(555)	28,640
Net income (loss) from discontinued operations, net of tax	364	(6,087)	161	(10,832)
Net income (loss) allocable to common shares	$6,036	$12,644	$(394)	$17,808

Net income (loss) per common share - basic:
Weighted average number of shares outstanding	31,229,969	30,857,232	31,186,057	30,810,259
Continuing operations	$0.18	$0.61	$(0.02)	$0.93
Discontinued operations	0.01	(0.20)	0.01	(0.35)
Net income (loss) per common share - basic	$0.19	$0.41	$(0.01)	$0.58

Net income (loss) per common share - diluted:
Weighted average number of shares outstanding	31,229,969	30,857,232	31,186,057	30,810,259
Additional shares due to assumed conversion of dilutive instruments	247,429	257,920	—	206,849
Adjusted weighted-average number of common shares outstanding	31,477,398	31,115,152	31,186,057	31,017,108
Continuing operations	$0.18	$0.61	$(0.02)	$0.92
Discontinued operations	0.01	(0.20)	0.01	(0.35)
Net income (loss) per common share - diluted	$0.19	$0.41	$(0.01)	$0.57

Potentially dilutive shares excluded from calculation due to anti-dilutive effect (1)	14,937,427	12,215,259	14,937,427	10,085,439

(1)
Potentially dilutive shares issuable in connection with the potential conversion of the Company's 4.50% convertible senior notes due 2022 ("4.50% Convertible Senior Notes"), 6.00% convertible senior notes due 2018 ("6.00% Convertible Senior Notes") and 8.00% convertible senior notes due 2020 ("8.00% Convertible Senior Notes") (see Note 9) were not included in the calculation of diluted net income (loss) per share because the effect would be anti-dilutive.

NOTE 13 - ACCUMULATED OTHER COMPREHENSIVE INCOME
The following table presents the changes in each component of accumulated other comprehensive income for the nine months ended September 30, 2018 (in thousands):

	Net Unrealized Gain on Derivatives	Net Unrealized Gain (Loss) on Investment Securities Available-for-Sale	Accumulated Other Comprehensive Income (Loss)
Balance at January 1, 2018	$602	$695	$1,297
Other comprehensive income (loss) before reclassifications	2,428	1,969	4,397
Amounts reclassified from accumulated other comprehensive income (1)	—	(65)	(65)
Balance at September 30, 2018	$3,030	$2,599	$5,629

(1)
Amounts reclassified from accumulated other comprehensive income are reclassified to net realized and unrealized gain (loss) on investment securities available-for-sale and loans and derivatives on the Company's consolidated statements of operations.

(Back to Index)

(Back to Index)

EXANTAS CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
SEPTEMBER 30, 2018
(unaudited)

NOTE 14 - RELATED PARTY TRANSACTIONS
Relationship with C-III and Certain of its Subsidiaries.  The Manager is a wholly-owned subsidiary of Resource America, which is a wholly-owned subsidiary of C-III, a leading CRE investment management and services company engaged in a broad range of activities, including primary and special loan servicing, loan origination, fund management, CDO management, principal investment, zoning due diligence, investment sales and multifamily property management. C-III is indirectly controlled and partially owned by Island Capital Group LLC ("Island Capital"), of which Andrew L. Farkas, the Company's Chairman, is the managing member. Mr. Farkas is also chairman and chief executive officer of C-III. In addition, Robert C. Lieber, the Company's Chief Executive Officer, is an executive managing director of both C-III and Island Capital. Matthew J. Stern, the Company's President, is a senior managing director of both C-III and Island Capital. Jeffrey P. Cohen, who is a member of the Company's Board, is an executive managing director of C-III and president of Island Capital. Those officers and the Company's other executive officers are also officers of the Company's Manager, Resource America, C-III and/or affiliates of those companies. At September 30, 2018, C-III indirectly beneficially owned 766,718, or 2.4%, of the Company's outstanding common shares.
The Company has a Management Agreement with the Manager, amended and restated on December 14, 2017, pursuant to which the Manager provides the day-to-day management of the Company's operations and receives substantial fees. For the three and nine months ended September 30, 2018, the Manager earned base management fees of approximately $2.8 million and $8.4 million, respectively. For the three and nine months ended September 30, 2017, the Manager earned base management fees of $2.7 million and $8.0 million, respectively. No incentive management fees were earned for the three and nine months ended September 30, 2018. For the three and nine months ended September 30, 2017, the Manager earned incentive management fees of $2.2 million, of which $1.6 million was paid in cash and approximately $539,000 was paid in common stock. At September 30, 2018 and December 31, 2017, $938,000 and $1.0 million, respectively, of base management fees were payable by the Company to the Manager.  The Manager and its affiliates provide the Company with a Chief Financial Officer and a sufficient number of additional accounting, finance, tax and investor relations professionals. The Company reimburses the Manager's and its affiliates' expenses for (a) the wages, salaries and benefits of the Chief Financial Officer, (b) a portion of the wages, salaries and benefits of accounting, finance, tax and investor relations professionals, in proportion to such personnel's percentage of time allocated to the Company's operations, and (c) personnel principally devoted to the Company's ancillary operating subsidiaries. The Company reimburses out-of-pocket expenses and certain other costs incurred by the Manager and its affiliates that relate directly to the Company's operations. For the three and nine months ended September 30, 2018, the Company reimbursed the Manager $1.2 million and $4.0 million, respectively, for all such compensation and costs. For the three and nine months ended September 30, 2017, the Company reimbursed the Manager $1.2 million and $4.2 million, respectively, for all such compensation and costs. At September 30, 2018 and December 31, 2017, the Company had payables to Resource America and its subsidiaries pursuant to the Management Agreement aggregating approximately $373,000 and $629,000, respectively. The Company's base management fee payable and expense reimbursements payable are recorded in management fee payable and accounts payable and other liabilities on the consolidated balance sheets, respectively.
At September 30, 2018, the Company retained equity in five securitizations that were structured for the Company by the Manager, although three of the securitizations had been substantially liquidated as of September 30, 2018.  Under the Management Agreement, the Manager was not separately compensated by the Company for executing these transactions and is not separately compensated for managing the securitization entities and their assets.
Relationship with Resource Real Estate, LLC. Resource Real Estate, LLC ("Resource Real Estate"), an indirect wholly-owned subsidiary of Resource America and C-III, originates, finances and manages the Company's CRE loan portfolio.  The Company reimburses Resource Real Estate for loan origination costs associated with all loans originated.  At September 30, 2018 and December 31, 2017, the Company had receivables from Resource Real Estate for loan deposits of $488,000 and $185,000, respectively.

(Back to Index)

(Back to Index)

EXANTAS CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
SEPTEMBER 30, 2018
(unaudited)

Resource Real Estate served as special servicer for the following liquidated real estate securitization transactions, which provided financing for CRE loans: (i) Resource Capital Corp. CRE Notes 2013, Ltd. ("RCC CRE Notes 2013"), a $307.8 million securitization that closed in December 2013 and liquidated in December 2016; (ii) Resource Capital Corp. 2014-CRE2, Ltd. ("RCC 2014-CRE2"), a $353.9 million securitization that closed in July 2014 and liquidated in August 2017; (iii) RCC 2015-CRE3, a $346.2 million securitization that closed in February 2015 and liquidated in August 2018; and (iv) RCC 2015-CRE4, a $312.9 million securitization that closed in August 2015 and liquidated in July 2018. Resource Real Estate serves as special servicer for Resource Capital Corp. 2017-CRE5, Ltd. ("RCC 2017-CRE5"), a $376.7 million securitization that closed in July 2017. With respect to each specially serviced mortgage loan, Resource Real Estate receives a special servicing fee, payable monthly and on an asset-by-asset basis, equal to the product of (a) the special servicing fee rate, 0.25% per annum, multiplied by (b) the outstanding principal balance of such specially serviced mortgage loan. Resource Real Estate did not earn any special servicing fees during the three and nine months ended September 30, 2018 and 2017.
Relationship with C3AM and C-III Commercial Mortgage. C3AM serves as the primary servicer for RCC 2017-CRE5 and Exantas Capital Corp. 2018-RSO6, Ltd. ("XAN 2018-RSO6"), a $514.2 million securitization that closed in June 2018, and receives a servicing fee, payable monthly and on an asset-by-asset basis, equal to the product of (a) the servicing fee rate, 0.05% per annum, multiplied by (b) the outstanding principal balance of each mortgage loan for each securitization. C3AM serves as special servicer for C40 and XAN 2018-RSO6, under which it receives a special servicing fee equal to the product of (a) the special servicing fee rate, 0.25% per annum, multiplied by (b) the outstanding principal balance of such specially serviced mortgage loan. During the three and nine months ended September 30, 2018, C3AM earned approximately $109,000 and $217,000, respectively, in servicing fees. During the three and nine months ended September 30, 2017, C3AM earned approximately $46,000 in servicing fees. C3AM did not earn any special servicing fees during the three and nine months ended September 30, 2018 and 2017. The Company had payables to C3AM of approximately $29,000 and $14,000 at September 30, 2018 and December 31, 2017, respectively.
In October 2017, C-III Commercial Mortgage LLC contributed loans to collateralize the C40 securitization, amounting to 10.2% of the total collateral pool value to the securitization.
NOTE 15 - DISTRIBUTIONS
For the quarters ended September 30, 2018 and 2017, the Company declared and subsequently paid dividends of $0.15 and $0.05 per common share, respectively.
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

(Back to Index)

(Back to Index)

EXANTAS CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
SEPTEMBER 30, 2018
(unaudited)

The following tables present dividends declared (on a per share basis) for the nine months ended September 30, 2018, year ended December 31, 2017 and for the period from January 1, 2018 through March 26, 2018 with respect to the Company's Series B Preferred Stock:

	Common Stock
	Date Paid	Total Dividend Paid	Dividend Per Share
		(in thousands)
2018
March 31	April 27	$1,584	$0.05
June 30	July 27	$3,165	$0.10
September 30	October 26	$4,749	$0.15

2017
March 31	April 27	$1,568	$0.05
June 30	July 28	$1,567	$0.05
September 30	October 27	$1,566	$0.05
December 31	January 26, 2018	$1,572	$0.05

	Series A Preferred Stock			Series B Preferred Stock			Series C Preferred Stock
	Date Paid	Total Dividend Paid	Dividend Per Share	Date Paid	Total Dividend Paid	Dividend Per Share	Date Paid	Total Dividend Paid	Dividend Per Share
		(in thousands)			(in thousands)			(in thousands)
2018
March 26	N/A	N/A	N/A	March 26	$1,480	$0.320830	N/A	N/A	N/A
March 31	N/A	N/A	N/A	N/A	N/A	N/A	April 30	$2,588	$0.539063
June 30	N/A	N/A	N/A	N/A	N/A	N/A	July 30	$2,588	$0.539063
September 30	N/A	N/A	N/A	N/A	N/A	N/A	October 30	$2,588	$0.539063

2017
March 31	May 1	$568	$0.531250	May 1	$2,859	$0.515625	May 1	$2,588	$0.539063
June 30	July 31	$568	$0.531250	July 31	$2,859	$0.515625	July 31	$2,588	$0.539063
September 30	October 30	$568	$0.531250	October 30	$2,859	$0.515625	October 30	$2,588	$0.539063
December 31	January 30, 2018	$568	$0.531250	January 30, 2018	$2,859	$0.515625	January 30, 2018	$2,588	$0.539063

(Back to Index)

(Back to Index)

EXANTAS CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
SEPTEMBER 30, 2018
(unaudited)

NOTE 16 - FAIR VALUE OF FINANCIAL INSTRUMENTS
The following table presents the Company's financial instruments carried at fair value on a recurring basis based upon the fair value hierarchy (in thousands):

	Level 1	Level 2	Level 3	Total
At September 30, 2018:
Assets:
Investment securities available-for-sale	$—	$—	$352,778	$352,778
Derivatives	—	2,665	—	2,665
Total assets at fair value	$—	$2,665	$352,778	$355,443

At December 31, 2017:
Assets:
Investment securities available-for-sale	$—	$—	$211,737	$211,737
Derivatives	—	602	—	602
Total assets at fair value	$—	$602	$211,737	$212,339

Liabilities:
Derivatives	$—	$76	$—	$76
Total liabilities at fair value	$—	$76	$—	$76
In accordance with guidance on fair value measurements and disclosures, the Company is not required to disclose quantitative information with respect to unobservable inputs contained in fair value measurements that are not developed by the Company. As a consequence, the Company has not disclosed such information associated with fair values obtained for investment securities available-for-sale and derivatives from third-party pricing sources.
The following table presents additional information about the Company's assets that are measured at fair value on a recurring basis for which the Company has utilized Level 3 inputs (in thousands, except amount in footnote):

	CMBS	ABS	Total
Balance, January 1, 2018	$211,579	$158	$211,737
Included in earnings	2,492	(217)	2,275
Purchases	159,116	—	159,116
Sales	(8,103)	(48)	(8,151)
Paydowns	(14,132)	—	(14,132)
Capitalized interest	—	7	7
Included in OCI	1,826	100	1,926
Balance, September 30, 2018	$352,778	$—	$352,778
The Company reclassified securities and loans held for sale, measured at fair value utilizing Level 3 inputs, into other assets on its consolidated balance sheets that did not have any balances at September 30, 2018 and had balances of $178,000 and $13,000, respectively, at December 31, 2017.
Legacy CRE loans are measured at the lower of cost or market on a nonrecurring basis. To determine fair value of the legacy CRE loans, the Company primarily uses appraisals obtained from third-parties as a practical expedient. The Company may also use the present value of estimated cash flows, market price, if available, or other determinants of the fair value of the collateral less estimated disposition costs. During the three and nine months ended September 30, 2018, the Company recorded losses of$1.6 million and $6.3 million, respectively, on one legacy CRE loan, which included protective advances to cover borrower operating losses of $600,000 and $772,000, respectively, to adjust the loan to the average value of two appraisals, less estimated costs to repair the underlying collateral, equal to $17.0 million at September 30, 2018. The loan had a carrying value of $22.5 million at December 31, 2017. The capitalization rates used in the updated appraisals were 9.25% and 9.75% at September 30, 2018.

(Back to Index)

(Back to Index)

EXANTAS CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
SEPTEMBER 30, 2018
(unaudited)

The Company is required to disclose the fair value of financial instruments for which it is practicable to estimate that value.  The fair values of the Company's short-term financial instruments such as cash and cash equivalents, restricted cash, accrued interest receivable, principal paydowns receivable, accrued interest payable and distributions payable approximate their carrying values on the consolidated balance sheets.  The fair values of the Company's investment securities available-for-sale are reported in Note 7. The fair values of the Company's derivative instruments are reported in Note 17.
The fair values of the Company's loans held for investment are measured by discounting the expected future cash flows using the current interest rates at which similar loans would be made to borrowers with similar credit ratings and for the same remaining maturities. Fair values of loans with variable interest rates are expected to approximate fair value. Fair values of loans with fixed rates are calculated using the net present values of future cash flows, discounted at market rates. The Company's CRE loans have interest rates from 4.61% to 8.36% and 5.06% to 7.63% at September 30, 2018 and December 31, 2017, respectively.
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
SEPTEMBER 30, 2018
(unaudited)

The fair values of the Company's remaining financial instruments that are not reported at fair value on the consolidated balance sheets are reported in the following table (in thousands):

		Fair Value Measurements
	Carrying Amount	Fair Value	Quoted Prices in Active Markets for Identical Assets of Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
At September 30, 2018:
Assets:
CRE whole loans held for investment	$1,490,757	$1,501,076	$—	$—	$1,501,076
Legacy CRE loans held for sale	$17,000	$17,000	$—	$—	$17,000
CRE mezzanine loan	$4,700	$4,700	$—	$—	$4,700
CRE preferred equity investment	$19,372	$19,545	$—	$—	$19,545

Liabilities:
Senior notes in CRE securitizations	$548,526	$556,930	$—	$—	$556,930
Junior subordinated notes	$51,548	$29,200	$—	$—	$29,200
Convertible notes	$220,606	$235,385	$—	$—	$235,385
Repurchase agreements	$602,226	$606,155	$—	$—	$606,155

At December 31, 2017:
Assets:
CRE whole loans held for investment	$1,284,822	$1,294,664	$—	$—	$1,294,664
Legacy CRE loans held for sale	$61,841	$62,841	$—	$—	$62,841

Liabilities:
Senior notes in CRE securitizations	$416,655	$420,084	$—	$—	$420,084
Junior subordinated notes	$51,548	$26,574	$—	$—	$26,574
Convertible notes	$217,365	$235,385	$—	$—	$235,385
Repurchase agreements	$477,917	$479,383	$—	$—	$479,383
NOTE 17 - MARKET RISK AND DERIVATIVE INSTRUMENTS
The Company is affected by changes in certain market conditions. These changes in market conditions may adversely impact the Company's financial performance and are referred to as "market risks." When deemed appropriate, the Company uses derivatives as a risk management tool to mitigate the potential impact of certain market risks. The primary market risk managed by the Company through the use of derivative instruments is interest rate risk.
The Company may hold various derivatives in the ordinary course of business, including interest rate swaps. Interest rate swaps are contracts between two parties to exchange cash flows based on specified underlying notional amounts, assets and/or indices.
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
SEPTEMBER 30, 2018
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
At September 30, 2018 and December 31, 2017, the Company had 18 and seven, respectively, interest rate swap contracts outstanding whereby the Company paid a weighted average fixed rate of 2.51% and 2.08%, respectively, and received a variable rate equal to one-month LIBOR. The aggregate notional amount of these contracts was $85.0 million and $41.8 million at September 30, 2018 and December 31, 2017, respectively.  The counterparty for the Company's designated interest rate hedge contracts at September 30, 2018 and December 31, 2017 was Wells Fargo.
 At September 30, 2018 and December 31, 2017, the estimated fair value of the Company's assets related to interest rate swaps was $2.7 million and $602,000, respectively.  The Company had aggregate unrealized gains of $2.7 million and $602,000 on its active interest rate swaps at September 30, 2018 and December 31, 2017, respectively, which are recorded in accumulated other comprehensive income on the consolidated balance sheets.
In September 2018, the Company elected to partially terminate one interest rate swap and recognized a gain of $366,000 in accumulated other comprehensive income on the consolidated balance sheets, to be amortized into earnings over the remaining life of the remaining debt. The Company incurred interest expense of $18,000 during the nine months ended September 30, 2017 to fully amortize the remaining accumulated other comprehensive loss on a swap agreement that was terminated in April 2016. The Company did not record any interest expense for the three and nine months ended September 30, 2018 and the three months ended September 30, 2017 relating to amortization of accumulated other comprehensive income (loss) for terminated swap agreements.
The Company had a master netting agreement with Wells Fargo at September 30, 2018. Regulations promulgated under the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 mandate that the Company clear certain new interest rate swap transactions through a central counterparty. Transactions that are centrally cleared result in the Company facing a clearing house, rather than a swap dealer, as counterparty.  Central clearing requires the Company to post collateral in the form of initial and variation margin to satisfy potential future obligations.  At September 30, 2018, the Company had centrally cleared interest rate swaps with fair values in an asset position of $2.7 million. At December 31, 2017, the Company had centrally cleared interest rate swap contracts with a fair value in an asset position of $602,000.

(Back to Index)

(Back to Index)

EXANTAS CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
SEPTEMBER 30, 2018
(unaudited)

The following tables present the fair value of the Company's derivative financial instruments as well as their classification on the Company's consolidated balance sheets and on the consolidated statements of operations for the periods presented:
Fair Value of Derivative Instruments at September 30, 2018 (in thousands)

	Asset Derivatives
	Notional Amount	Consolidated Balance Sheets Location	Fair Value
Interest rate swap contracts, hedging (1)	$85,011	Derivatives, at fair value	$2,665

	Liability Derivatives
	Notional Amount	Consolidated Balance Sheets Location	Fair Value
Interest rate swap contracts, hedging	$85,011	Accumulated other comprehensive income	$3,030

(1)	Interest rate swap contracts are accounted for as cash flow hedges.
Fair Value of Derivative Instruments at December 31, 2017 (in thousands, except amount in footnotes)

	Asset Derivatives
	Notional Amount	Consolidated Balance Sheets Location	Fair Value
Interest rate swap contracts, hedging (1)	$41,750	Derivatives, at fair value	$602

	Liability Derivatives
	Notional Amount	Consolidated Balance Sheets Location	Fair Value
Forward contracts - foreign currency, hedging (2)(3)	$3,602	Derivatives, at fair value	$76
Interest rate swap contracts, hedging	$41,750	Accumulated other comprehensive income	$602

(1)	Interest rate swap contracts are accounted for as cash flow hedges.

(2)	Foreign currency forward contracts are accounted for as fair value hedges.

(3)
Notional amount is presented on a currency converted basis. The base currency notional amount of the Company's foreign currency hedging forward contracts in a liability position was €3.0 million at December 31, 2017.

The Effect of Derivative Instruments on the Consolidated Statements of Operations for the
Nine Months Ended September 30, 2018 (in thousands)

	Derivatives
	Consolidated Statements of Operations Location	Realized and Unrealized Gain (Loss) (1)
Interest rate swap contracts, hedging	Interest expense	$(141)

(1)	Negative values indicate a decrease to the associated consolidated statements of operations line items.
The Effect of Derivative Instruments on the Consolidated Statements of Operations for the
Nine Months Ended September 30, 2017 (in thousands)

	Derivatives
	Consolidated Statements of Operations Location	Realized and Unrealized Gain (Loss) (1)
Interest rate swap contracts, hedging	Interest expense	$(53)
Forward contracts - foreign currency, hedging	Net realized and unrealized gain (loss) on investment securities available-for-sale and loans and derivatives	$(1,998)

(1)	Negative values indicate a decrease to the associated consolidated statements of operations line items.

(Back to Index)

(Back to Index)

EXANTAS CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
SEPTEMBER 30, 2018
(unaudited)

NOTE 18 - OFFSETTING OF FINANCIAL ASSETS AND LIABILITIES
The following table presents a summary of the Company's offsetting of derivative assets (in thousands, except amounts in footnotes):

				(iv) Gross Amounts Not Offset on the Consolidated Balance Sheets
	(i) Gross Amounts of Recognized Assets	(ii) Gross Amounts Offset on the Consolidated Balance Sheets	(iii) = (i) - (ii) Net Amounts of Assets Included on the Consolidated Balance Sheets	Financial Instruments	Cash Collateral Pledged	(v) = (iii) - (iv) Net Amount
At September 30, 2018:
Derivatives, at fair value (1)	$2,665	$—	$2,665	$—	$—	$2,665

At December 31, 2017:
Derivatives, at fair value (1)	$602	$—	$602	$—	$—	$602

(1)	The Company posted cash margin of $1.0 million and $1.9 million related to interest rate swap contracts outstanding at September 30, 2018 and December 31, 2017, respectively.
The following table presents a summary of the Company's offsetting of financial liabilities and derivative liabilities (in thousands, except amounts in footnotes):

				(iv) Gross Amounts Not Offset on the Consolidated Balance Sheets
	(i) Gross Amounts of Recognized Liabilities	(ii) Gross Amounts Offset on the Consolidated Balance Sheets	(iii) = (i) - (ii) Net Amounts of Liabilities Included on the Consolidated Balance Sheets	Financial Instruments (1)	Cash Collateral Pledged	(v) = (iii) - (iv) Net Amount
At September 30, 2018:
Repurchase agreements and term facilities (2)	$602,226	$—	$602,226	$602,226	$—	$—
Total	$602,226	$—	$602,226	$602,226	$—	$—

At December 31, 2017:
Derivatives, at fair value	$76	$—	$76	$—	$—	$76
Repurchase agreements and term facilities (2)	477,917	—	477,917	477,917	—	—
Total	$477,993	$—	$477,993	$477,917	$—	$76

(1)	Amounts represent financial instruments pledged that are available to be offset against liability balances associated with term facilities, repurchase agreements and derivatives.

(2)
The combined fair value of securities and loans pledged against the Company's various repurchase agreements and term facilities was $912.8 million and $816.1 million at September 30, 2018 and December 31, 2017, respectively.

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

(Back to Index)

(Back to Index)

EXANTAS CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
SEPTEMBER 30, 2018
(unaudited)

NOTE 19 - COMMITMENTS AND CONTINGENCIES
The Company may become involved in litigation on various matters due to the nature of the Company's business activities. The resolution of these matters may result in adverse judgments, fines, penalties, injunctions and other relief against the Company as well as monetary payments or other agreements and obligations. In addition, the Company may enter into settlements on certain matters in order to avoid the additional costs of engaging in litigation. Except as discussed below, the Company is unaware of any contingencies arising from such litigation that would require accrual or disclosure in the consolidated financial statements at September 30, 2018.
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
SEPTEMBER 30, 2018
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
In April 2018, the Company funded $2.0 million into escrow in connection with the proposed settlement of outstanding litigation. The Company did not have any general litigation reserve at September 30, 2018, and it had a general litigation reserve of $2.2 million, including estimated legal costs, at December 31, 2017.
PCM is subject to litigation related to claims for repurchases or indemnifications on loans that PCM has sold to third parties. At September 30, 2018, no such litigation demand was outstanding. At December 31, 2017, such litigation demands totaled approximately $6.5 million. Reserves for such litigation demands are included in the reserve for mortgage repurchases and indemnifications that totaled $1.7 million and $5.7 million at September 30, 2018 and December 31, 2017, respectively. The reserves for mortgage repurchases and indemnifications are included in liabilities held for sale on the consolidated balance sheets.
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
On November 22, 2017, the Plaintiff's motion for class certification was granted in Levin v. Resource Capital Corp. (the "Levin Action"), a previously disclosed securities litigation against the Company and certain of its current and former officers that was pending in the United States District Court for the Southern District of New York. On February 5, 2018, the Company entered into a stipulation and agreement of settlement (the "Settlement Agreement"), which received final approval from the Court on August 3, 2018. The Settlement Agreement settled all claims asserted in the action on behalf of the certified class (the "Settlement"), which consisted, with specified exceptions, of all persons who purchased the Company's common stock, Series B Preferred Stock or Series C Preferred Stock between October 31, 2012 and August 5, 2015. Under the terms of the Settlement Agreement, a payment of $9.5 million has been made to settle the litigation. The settlement payment was funded principally by insurance coverage, and the Company does not anticipate that the Settlement will have a material adverse impact on its financial condition. In exchange for the settlement consideration, the Company and the individual defendants in the Levin Action (and certain related parties) have been released from all claims that have been or could have been asserted in the case by class members (and certain related parties), excluding one holder of less than 500 shares who opted out of the Settlement. The terms of the Settlement and release of claims are described in greater detail in the Settlement Agreement filed with the Court and the Final Judgment and Order of Dismissal with Prejudice entered by the Court on August 3, 2018. The Settlement Agreement contains no admission of misconduct by the Company or any of the individual defendants and expressly acknowledges that the Company and the individual defendants deny all allegations of wrongdoing and maintain that it and they have at all times acted in good faith and in compliance with the law.
Other Contingencies
In May 2017, the Company received proceeds of $16.2 million from the sale of its equity interest in Pearlmark Mezz, an unconsolidated entity. As part of the sale of Pearlmark Mezz, the Company entered into an indemnification agreement whereby the Company agreed to indemnify the purchaser against realized losses of up to $4.3 million on one mezzanine loan until its final maturity date in 2020. At September 30, 2018, the Company has a contingent liability, reported in accounts payable and other liabilities on its consolidated balance sheets, of $703,000 outstanding as a reserve for probable indemnification losses. The Company did not record any additional reserve for probable losses during the three or nine months ended September 30, 2018.

(Back to Index)

(Back to Index)

EXANTAS CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
SEPTEMBER 30, 2018
(unaudited)

PCM is subject to additional claims for repurchases or indemnifications on loans that PCM has sold to investors. At both September 30, 2018 and December 31, 2017, outstanding demands for indemnification, repurchase or make whole payments totaled $3.3 million. The Company's estimated exposure for such outstanding claims, as well as unasserted claims, is included in its reserve for mortgage repurchases and indemnifications.
Unfunded Commitments
Unfunded commitments on the Company's originated CRE loans generally fall into two categories: (1) pre-approved capital improvement projects; and (2) new or additional construction costs subject, in each case, to the borrower meeting specified criteria. Upon completion of the improvements or construction, the Company would receive additional interest income on the advanced amount. Whole loans had $92.2 million and $84.1 million in unfunded loan commitments at September 30, 2018 and December 31, 2017, respectively.
NOTE 20 - DISCONTINUED OPERATIONS AND ASSETS AND LIABILITIES HELD FOR SALE
In November 2016, the Company received approval from its Board to execute the Plan to focus its strategy on CRE debt investments. The Plan contemplates disposing of certain legacy CRE loans and exiting underperforming non-core asset classes. Non-CRE businesses identified for sale were the residential mortgage and middle market lending segments as well as the Company's life settlement policy portfolio, or Life Care Funding, LLC ("LCF"). The Company reclassified the operating results of the residential mortgage and middle market lending segments as discontinued operations and excluded from continuing operations for all periods presented. In addition, the Company transferred the assets and liabilities of LCF and non-performing legacy CRE loans to held for sale in the fourth quarter of 2016. As of September 30, 2018, the Company has disposed of substantially all of the non-CRE businesses identified for sale.

(Back to Index)

(Back to Index)

EXANTAS CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
SEPTEMBER 30, 2018
(unaudited)

The following table summarizes the operating results of the residential mortgage and middle market lending segments' discontinued operations as reported separately as net income (loss) from discontinued operations, net of tax for the three and nine months ended September 30, 2018 and 2017 (in thousands):

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2018	2017	2018	2017
REVENUES
Interest income:
Loans	$—	$892	$580	$2,682
Other	—	44	13	76
Total interest income	—	936	593	2,758
Interest expense	—	—	—	—
Net interest income	—	936	593	2,758
(Loss) gain on sale of residential mortgage loans	—	(1,186)	(1)	5,688
Fee income (loss)	280	(197)	313	3,480
Total revenues	280	(447)	905	11,926
OPERATING EXPENSES
Equity compensation	—	65	—	286
General and administrative	62	5,590	1,165	21,985
Total operating expenses	62	5,655	1,165	22,271

	218	(6,102)	(260)	(10,345)
OTHER INCOME (EXPENSE)
Net realized and unrealized gain on investment securities available-for-sale and loans and derivatives	146	97	421	13
Fair value adjustments on financial assets held for sale	—	(82)	—	(500)
Total other income (expense)	146	15	421	(487)

INCOME (LOSS) FROM DISCONTINUED OPERATIONS BEFORE TAXES	364	(6,087)	161	(10,832)
Income tax expense	—	—	—	—
NET INCOME (LOSS) FROM DISCONTINUED OPERATIONS, NET OF TAX	364	(6,087)	161	(10,832)
Loss from disposal of discontinued operations	—	—	—	—
TOTAL INCOME (LOSS) FROM DISCONTINUED OPERATIONS	$364	$(6,087)	$161	$(10,832)

(Back to Index)

(Back to Index)

EXANTAS CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
SEPTEMBER 30, 2018
(unaudited)

The assets and liabilities of business segments classified as discontinued operations and other assets and liabilities classified as held for sale are reported separately in the accompanying consolidated financial statements and are summarized as follows at September 30, 2018 and December 31, 2017 (in thousands, except amounts in the footnote):

	September 30, 2018	December 31, 2017
ASSETS
Restricted cash	$—	$138
Accrued interest receivable	—	67
Loans held for sale (1)	17,000	93,063
Other assets (2)	854	14,450
Total assets held for sale	$17,854	$107,718

LIABILITIES
Accounts payable and other liabilities	$1,787	$10,283
Management fee payable	—	56
Accrued interest payable	—	3
Total liabilities held for sale	$1,787	$10,342

(1)
Includes a directly originated middle market loan with a carrying value of $2.0 million at December 31, 2017. In July 2018 substantially all of the assets of the borrower were sold, resulting in $2.1 million of loan repayments.

(2)
Includes the Company's investment in life settlement contracts of $5.1 million at December 31, 2017. In 2018, substantially all of the life settlement contracts were sold or matured and there were no life settlement contracts remaining at September 30, 2018.

In 2018, the Company sold its remaining syndicated middle market loans and its remaining directly originated middle market loan paid off in excess of its carrying value as a result of which the Company recognized a $390,000 net realized gain for the nine months ended September 30, 2018.
The following table summarizes the loans held for sale in the residential mortgage and middle market lending segments as well as the non-performing legacy CRE loans transferred to held for sale in the fourth quarter of 2016. The loans held for sale are carried at the lower of cost or fair value (in thousands, except quantities and amounts in footnotes):

Loan Description	Number of Loans	Amortized Cost	Carrying Value
At September 30, 2018:
Legacy CRE loan (1)	1	$25,202	$17,000
Mezzanine loan (2)	1	—	—
Total loans held for sale	2	$25,202	$17,000

At December 31, 2017:
Legacy CRE loans (1)	5	$63,783	$61,841
Mezzanine loan (2)	1	—	—
Middle market loans (3)	5	41,199	29,308
Residential mortgage loans (4)(5)	14	1,914	1,914
Total loans held for sale	25	$106,896	$93,063

(1)
Two legacy CRE loans with amortized costs of $28.3 million were reclassified as CRE loans on the consolidated balance sheets at June 30, 2018 as the Company now intends to hold these loans to maturity.

(2)
The mezzanine loan has a par value of $38.1 million and was acquired at a fair value of zero as a result of the liquidations of Resource Real Estate Funding CDO 2006-1, Ltd. in April 2016 and Resource Real Estate Funding CDO 2007-1, Ltd. in November 2016. The mezzanine loan is comprised of two tranches, maturing in November 2018 and September 2021.

(3)
Includes a directly originated middle market loan with a fair value of $2.0 million at December 31, 2017. In July 2018 substantially all of the assets of the borrower were sold, resulting in $2.1 million of loan repayments. The loan's fair value was supported by a third party valuation mark prepared at December 31, 2017.

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

(Back to Index)

(Back to Index)

EXANTAS CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
SEPTEMBER 30, 2018
(unaudited)

NOTE 21 - SUBSEQUENT EVENTS
The Company has evaluated subsequent events through the filing of this report and determined that there have not been any events, excluding the execution of the JPMorgan Chase Facility (see Note 9) that have occurred that would require adjustments to or disclosures in the consolidated financial statements.

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
We are a Maryland corporation and a real estate investment trust ("REIT") that is primarily focused on originating, holding and managing commercial mortgage loans and commercial real estate-related debt investments. We are externally managed by Exantas Capital Manager Inc. (our "Manager") (formerly known as Resource Capital Manager, Inc.), which is an indirect wholly-owned subsidiary of C-III Capital Partners LLC ("C-III"), a leading commercial real estate ("CRE") investment management and services company engaged in a broad range of activities. C-III is the beneficial owner of shares of our common stock (2.4% of our outstanding shares at September 30, 2018).  Our Manager draws upon the management teams of C-III and its subsidiaries and its collective investment experience to provide its services. Our objective is to provide our stockholders with total returns over time, including quarterly distributions and capital appreciation, while seeking to manage the risks associated with our investment strategies. Historically, we have made other residential real estate and commercial finance investments. We have financed a substantial portion of our portfolio investments through borrowing strategies seeking to match the maturities and repricing dates of our financings with the maturities and repricing dates of our investments, and we have sought to mitigate interest rate risk through derivative instruments.
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
We began the process of disposing of several ancillary businesses and investments as part of the Plan during the fourth quarter of 2016. The dispositions included our residential mortgage origination operations and our middle market lending segment. We moved these segments to discontinued operations and also moved our life settlement contract investment as well as several legacy CRE loans to held for sale classification in the fourth quarter of 2016 and recognized impairments to adjust the carrying value of these businesses and investments to their estimated fair market value. We have substantially completed the execution of the Plan as of September 30, 2018. At September 30, 2018, we have approximately $46.6 million left in the Plan, of which $45.3 million relates to the remaining legacy CRE loans.
The following table delineates the disposable investments by business segment and details the current net book value of each included in the Plan (in millions):

	Identified Assets at Plan Inception	Impairments/Adjustments on Non-Monetized Assets (1)(2)	Impairments/Adjustments on Monetized Assets (1)(3)	Monetized through September 30, 2018 (2)	Net Book Value at September 30, 2018
Discontinued operations and assets held for sale:
Legacy CRE loans (4)	$162.2	$(13.1)	$(17.5)	$(114.6)	$17.0
Middle market loans	73.8	—	(17.7)	(56.1)	—
Residential mortgage lending segment (5)	56.6	(2.0)	(9.6)	(43.7)	1.3
Other assets held for sale	5.9	—	3.8	(9.7)	—
Subtotal - discontinued operations and assets held for sale	298.5	(15.1)	(41.0)	(224.1)	18.3
Legacy CRE loans held for investment (6)(7)	32.5	—	—	(4.2)	28.3
Investments in unconsolidated entities	86.6	—	38.3	(124.9)	—
Commercial finance assets	62.5	—	2.1	(64.6)	—
Total	$480.1	$(15.1)	$(0.6)	$(417.8)	$46.6

(1)	Reflects adjustments as a result of the designation as assets held for sale or discontinued operations, which occurred during the third and fourth quarters of 2016 except as noted in (3) below.

(2)	Legacy CRE loans include $600,000 of protective advances to cover operating losses on a legacy CRE loan in the third quarter of 2018.

(3)	The impairment adjustment to middle market loans includes $5.4 million of fair value adjustments that occurred prior to the inception of the Plan.

(4)
Includes $88.2 million par value of loans at the inception of the Plan that were not reflected on the consolidated balance sheets until our investment in Resource Real Estate Funding CDO 2007-1, Ltd. ("RREF CDO 2007-1") was liquidated in November 2016.

(5)	Includes $2.3 million of cash and cash equivalents not classified as assets held for sale in the residential mortgage lending segment at September 30, 2018.

(6)	Legacy CRE loans with $28.3 million of net book value were reclassified to CRE loans on the consolidated balance sheets at June 30, 2018 as we now intend to hold these loans to maturity.

(7)
Includes $30.0 million par value of loans at the inception of the Plan that were not reflected on the consolidated balance sheets until our investment in RREF CDO 2007-1 was liquidated in November 2016.

We have deployed the capital received from executing the Plan primarily into our CRE lending business and CMBS investments. We typically target transitional floating-rate CRE loans between $20.0 million and $30.0 million. Since December 31, 2016, we have originated 58 CRE loans with total commitments of $1.2 billion, of which $245.1 million and $586.7 million of loan commitments were originated during the three and nine months ended September 30, 2018, respectively. We expect originations for the year ended December 31, 2018 to be between $750.0 million and $1.0 billion. In addition, we expect to see continued positive momentum in 2019 and anticipate that our originations will again range between $750.0 million and $1.0 billion for the calendar year.

(Back to Index)

(Back to Index)

Since December 31, 2016, we have acquired CMBS with total face values of $381.0 million, of which $47.6 million and $169.0 million were acquired during the three and nine months ended September 30, 2018, respectively. We expect to continue to diversify our core CRE portfolio by investing in CMBS where we see attractive investment opportunities.
In furtherance of the actions taken to reduce our cost of capital, we redeemed all of our 8.50% Series A Cumulative Redeemable Preferred Stock and 8.25% Series B Cumulative Redeemable Preferred Stock ("Series B Preferred Stock"), at a total redemption cost of $165.3 million, during the first quarter of 2018. These redemptions eliminated approximately $13.7 million of preferred stock dividends on an annual basis.
As a result of the Plan's implementation, the allocation of our equity at September 30, 2018 was: 92% in core assets and 8% in non-core assets. At December 31, 2017, the allocation of our equity was: 84% in core assets and 16% in non-core assets.
Results of Operations
Our net income allocable to common shares for the three months ended September 30, 2018 was $6.0 million, or $0.19 per share-basic ($0.19 per share-diluted), and our net loss allocable to common shares for the nine months ended September 30, 2018 was $394,000, or $(0.01) per share-basic ($(0.01) per share-diluted) as compared to net income allocable to common shares for the three and nine months ended September 30, 2017 of $12.6 million, or $0.41 per share-basic ($0.41 per share-diluted), and $17.8 million, or $0.58 per share-basic ($0.57 per share-diluted), respectively.

(Back to Index)

(Back to Index)

Net Interest Income
The following tables analyze the change in interest income and interest expense for the comparative three and nine months ended September 30, 2018 and 2017 by changes in volume and changes in rates. The changes attributable to the combined changes in volume and rate have been allocated proportionately, based on absolute values, to the changes due to volume and changes due to rates (in thousands):

	Three Months Ended September 30, 2018 Compared to Three Months Ended September 30, 2017
			Due to Changes in
	Net Change	Percent Change (1)	Volume	Rate
Increase (decrease) in interest income:
CRE whole loans (2)	$4,445	21%	$3,332	$1,113
Legacy CRE loans	(595)	(63)%	(551)	(44)
CRE mezzanine loan	120	100%	120	—
CRE preferred equity investment (2)	573	100%	573	—
Securities (3)	3,556	214%	3,546	10
Other	(246)	(67)%	(246)	—
Total increase in interest income	7,853	33%	6,774	1,079

Increase (decrease) in interest expense:
Securitized borrowings: (4)
RCC 2014-CRE2 Senior Notes	(916)	(100)%	(916)	—
RCC 2015-CRE3 Senior Notes	(1,158)	(81)%	(1,431)	273
RCC 2015-CRE4 Senior Notes	(1,014)	(87)%	(1,073)	59
RCC 2017-CRE5 Senior Notes	745	50%	301	444
XAN 2018-RSO6 Senior Notes	3,688	100%	3,688	—
Unsecured junior subordinated debentures	139	20%	—	139
Convertible senior notes: (4)
4.50% Convertible Senior Notes	1,240	106%	1,240	—
6.00% Convertible Senior Notes	(409)	(24)%	(409)	—
8.00% Convertible Senior Notes	(973)	(67)%	(973)	—
CRE - term repurchase facilities (4)	635	24%	216	419
CMBS - term repurchase facilities	(406)	(79)%	(447)	41
Trust certificates - term repurchase facilities (4)	315	52%	336	(21)
CMBS - short term repurchase agreements	1,556	100%	1,556	—
Hedging	27	82%	27	—
Total increase in interest expense	3,469	25%	2,115	1,354
Net increase (decrease) in net interest income	$4,384		$4,659	$(275)

(1)	Percent change is calculated as the net change divided by the respective interest income or interest expense for the three months ended September 30, 2017.

(2)	Includes an increase in fee income of approximately $128,000 and $10,000 recognized on CRE whole loans and the CRE preferred equity investment, respectively, that were due to changes in volume.

(3)	Includes an increase from net accretion income of approximately $714,000 that was due to changes in volume.

(4)
Includes a decrease of net amortization expense of approximately $109,000, and increases of approximately $223,000, $105,000 and $55,000 on our securitized borrowings, convertible senior notes, CRE - term repurchase facilities and trust certificates - term repurchase facilities, respectively, that were due to changes in volume.

(Back to Index)

(Back to Index)

	Nine Months Ended September 30, 2018 Compared to Nine Months Ended September 30, 2017
			Due to Changes in
	Net Change	Percent Change (1)	Volume	Rate
Increase (decrease) in interest income:
CRE whole loans (2)(3)	$9,925	16%	$5,200	$4,725
Legacy CRE loans (4)	(2,241)	(69)%	(2,462)	221
CRE mezzanine loan	150	100%	150	—
CRE preferred equity investment (2)	1,153	100%	1,153	—
Securities (4)	7,580	143%	8,555	(975)
Other	(2,203)	(89)%	(2,175)	(28)
Total increase in interest income	14,364	20%	10,421	3,943

Increase (decrease) in interest expense:
Securitized borrowings: (5)
RCC 2014-CRE2 Senior Notes	(3,274)	(100)%	(3,274)	—
RCC 2015-CRE3 Senior Notes	(3,821)	(75)%	(5,353)	1,532
RCC 2015-CRE4 Senior Notes	(2,295)	(61)%	(3,126)	831
RCC 2017-CRE5 Senior Notes	4,642	310%	4,199	443
XAN 2018-RSO6 Senior Notes	3,847	100%	3,847	—
Unsecured junior subordinated debentures	347	17%	—	347
Convertible senior notes: (5)
4.50% Convertible Senior Notes	5,993	512%	5,993	—
6.00% Convertible Senior Notes	(2,081)	(35)%	(2,081)	—
8.00% Convertible Senior Notes	(4,581)	(76)%	(4,581)	—
CRE - term repurchase facilities (5)	2,236	21%	249	1,987
CMBS - term repurchase facilities (5)	(1,101)	(69)%	(1,335)	234
Trust certificates - term repurchase facilities (5)	1,872	122%	1,911	(39)
CMBS - short term repurchase agreements	3,539	100%	3,539	—
Hedging	88	166%	88	—
Total increase in interest expense	5,411	13%	76	5,335
Net increase (decrease) in net interest income	$8,953		$10,345	$(1,392)

(1)	Percent change is calculated as the net change divided by the respective interest income or interest expense for the nine months ended September 30, 2017.

(2)
Includes a decrease of fee income of approximately $287,000 and an increase of approximately $19,000 on CRE whole loans and the CRE preferred equity investment, respectively, that were due to changes in volume.

(3)
Includes an increase of net accretion income of approximately $2.0 million on our CMBS securities and an increase from net amortization expense to zero of $2,000 on our CRE whole loans that were due to changes in volume.

(4)	Includes the change in interest income recognized on two legacy CRE loans reclassified to CRE loans from assets held for sale on the consolidated balance sheets at June 30, 2018.

(5)
Includes decreases of net amortization expense of approximately $1.9 million and $16,000, and increases of approximately $952,000, $247,000 and $134,000 on our securitized borrowings, CMBS - term repurchase facilities, convertible senior notes, CRE - term repurchase facilities and trust certificates - term repurchase facilities, respectively, that were due to changes in volume.

Net Change in Interest Income for the Comparative Three and Nine Months Ended September 30, 2018 and 2017:
Aggregate interest income increased by $7.9 million and $14.4 million for the comparative three and nine months ended September 30, 2018 and 2017, respectively. We attribute the changes to the following:
CRE whole loans. The increases of $4.4 million and $9.9 million for the comparative three and nine months ended September 30, 2018 and 2017, respectively, were primarily attributable to an increase in the one-month London Interbank Offered Rate ("LIBOR"), our benchmark rate on CRE whole loans, over the comparative periods and an increase in the outstanding balance of the CRE whole loans, attributable to net fundings of $205.3 million for the 12 months ended September 30, 2018. The increase for the comparative nine months ended September 30, 2018 and 2017 was partially offset by a decline in income related to origination, extension and exit fees due to the decrease in volume.
Legacy CRE loans. The decreases of $595,000 and $2.2 million for the comparative three and nine months ended September 30, 2018 and 2017, respectively, were primarily attributable to legacy CRE loan payoffs, including: the February 2017 payoff of a loan with a carrying value of $14.3 million, the July 2017 payoffs of two loans with total carrying values of $61.4 million, the December 2017 payoff of a loan with a carrying value of $15.0 million and the June 2018 payoff of a loan with a carrying value of $11.0 million.

(Back to Index)

(Back to Index)

CRE preferred equity investment. The increases of $573,000 and $1.2 million for the comparative three and nine months ended September 30, 2018 and 2017, respectively, were attributable to our March 2018 investment in a preferred equity interest with an outstanding principal balance of $19.5 million and an 11.50% interest rate at September 30, 2018.
Securities. The increases of $3.6 million and $7.6 million for the comparative three and nine months ended September 30, 2018 and 2017, respectively, were primarily attributable to acquisitions of CMBS with aggregate face values of $246.8 million during the 12 months ended September 30, 2018. The increases were partially offset by decreases in interest income on our asset-backed securities ("ABS"), resulting from the September 2017 sales of four securities with total amortized costs of $2.5 million and the December 2017 sale of one security with an amortized cost of $1.8 million.
Other. The decreases of $246,000 and $2.2 million for the comparative three and nine months ended September 30, 2018 and 2017, respectively, were primarily attributable to the September 2017 sale of the remaining Harvest collateralized loan obligation ("CLO") security. Additionally, the decrease for the comparative nine months ended September 30, 2018 and 2017 was attributable to the May and June 2017 sales of the two remaining Harvest CLO securities and the receipt of $1.1 million of cash in excess of our cost basis on a trading security, recorded as interest income on our consolidated statements of operations, in the first quarter of 2017.
Net Change in Interest Expense for the Comparative Three and Nine Months Ended September 30, 2018 and 2017:
Aggregate interest expense increased by $3.5 million and $5.4 million for the comparative three and nine months ended September 30, 2018 and 2017, respectively. We attribute the changes to the following:
Securitized borrowings. The net increase of $1.3 million for the comparative three months ended September 30, 2018 and 2017 was primarily attributable to the issuances of Resource Capital Corp. 2017-CRE5, Ltd. ("RCC 2017-CRE5") and Exantas Capital Corp. 2018-RSO6, Ltd. ("XAN 2018-RSO6"), which closed in July 2017 and June 2018, respectively. The net decrease of $901,000 for the comparative nine months ended September 30, 2018 and 2017 was primarily attributable to the liquidations of Resource Capital Corp. 2014-CRE2, Ltd. ("RCC 2014-CRE2"), Resource Capital Corp. 2015-CRE4, Ltd. ("RCC 2015-CRE4") and Resource Capital Corp. 2015-CRE3, Ltd. ("RCC 2015-CRE3") in August 2017, July 2018 and August 2018, respectively.
Unsecured junior subordinated debentures. The increases of $139,000 and $347,000 for the comparative three and nine months ended September 30, 2018 and 2017, respectively, were attributable to an increase in three-month LIBOR over the comparative periods.
Convertible senior notes. The net decreases of $142,000 and $669,000 for the comparative three and nine months ended September 30, 2018 and 2017, respectively, were primarily attributable to the extinguishment of $44.5 million and $78.8 million of aggregate principal of our 6.00% convertible senior notes due 2018 ("6.00% Convertible Senior Notes") and 8.00% convertible senior notes due 2020 ("8.00% Convertible Senior Notes"), respectively, in the third quarter of 2017. That decrease was partially offset by the issuance, in conjunction with the extinguishment, of $143.8 million of 4.50% convertible senior notes due 2022 ("4.50% Convertible Senior Notes").
CRE - term repurchase facilities. The increases of $635,000 and $2.2 million for the comparative three and nine months ended September 30, 2018 and 2017, respectively, was primarily attributable to an increase in one-month LIBOR over the comparative periods.
CMBS - term repurchase facilities & CMBS - short term repurchase agreements. The decreases of $406,000 and $1.1 million for the comparative three and nine months ended September 30, 2018 and 2017, respectively, on our CMBS - term repurchase facilities and increases of $1.6 million and $3.5 million for the comparative three and nine months ended September 30, 2018 and 2017, respectively, on our CMBS - short term repurchase agreements were primarily attributable to our increased utilization of short term repurchase agreements to finance CMBS and decreased utilization of longer term facilities in 2018.
Trust certificates - term repurchase facilities. The increases of $315,000 and $1.9 million for the comparative three and nine months ended September 30, 2018 and 2017, respectively, were primarily attributable to the September 2017 execution of the master repurchase agreement with RSO Repo SPE Trust 2017, with an outstanding balance of $47.1 million at September 30, 2018, and an increase in one-month LIBOR over the comparative periods.

(Back to Index)

(Back to Index)

Average Net Yield and Average Cost of Funds:
The following tables present the average net yield and average cost of funds for the three and nine months ended September 30, 2018 and 2017 (in thousands, except percentages):

	For the Three Months Ended September 30, 2018			For the Three Months Ended September 30, 2017
	Average Balance	Interest Income (Expense)	Average Net Yield (Cost of Funds) (1)	Average Balance	Interest Income (Expense)	Average Net Yield (Cost of Funds) (1)
Interest-earning assets
CRE whole loans (2)	$1,435,254	$25,451	7.03%	$1,248,669	$21,006	6.67%
Legacy CRE loans	58,567	352	2.39%	90,881	947	4.14%
CRE mezzanine loan	4,700	120	10.09%	—	—	—%
CRE preferred equity investment (2)	19,432	573	11.69%	—	—	—%
Securities (3)	331,708	5,217	6.24%	122,693	1,661	5.41%
Other	5,865	123	2.11%	43,778	369	2.87%
Total interest income/average net yield	1,855,526	31,836	6.78%	1,506,021	23,983	6.30%

Interest-bearing liabilities
Collateralized by:
CRE whole loans (4)	861,564	(9,642)	(4.44)%	722,853	(7,661)	(4.21)%
CMBS	186,983	(1,666)	(3.53)%	65,472	(516)	(3.12)%
General corporate debt:
Unsecured junior subordinated debentures	51,548	(829)	(6.29)%	51,548	(690)	(5.23)%
4.50% Convertible Senior Notes (5)	143,750	(2,411)	(6.56)%	71,875	(1,171)	(6.37)%
6.00% Convertible Senior Notes (5)	70,453	(1,310)	(7.28)%	92,726	(1,719)	(7.25)%
8.00% Convertible Senior Notes (5)	21,182	(481)	(8.88)%	62,874	(1,454)	(9.05)%
Trust certificates - term repurchase facilities (6)	55,248	(923)	(7.01)%	35,279	(609)	(6.84)%
Hedging	75,108	(60)	(0.32)%	17,461	(33)	(0.75)%
Total interest expense/average cost of funds	$1,465,836	(17,322)	(4.68)%	$1,120,088	(13,853)	(4.88)%
Total net interest income/average spread		$14,514			$10,130

(1)	Average net yield includes net amortization/accretion and fee income.

(2)
Includes fee income of approximately $1.9 million and $10,000 recognized on our CRE whole loans and our CRE preferred equity investment, respectively, for the three months ended September 30, 2018 and approximately $1.8 million recognized on our CRE whole loans for the three months ended September 30, 2017. There was no fee income recognized on our CRE preferred equity investment for the three months ended September 30, 2017.

(3)	Includes net accretion income of approximately $864,000 and $150,000 for the three months ended September 30, 2018 and 2017, respectively, on our CMBS securities.

(4)
Includes amortization expense of approximately $1.9 million and $1.9 million for the three months ended September 30, 2018 and 2017, respectively, on our interest-bearing liabilities securitized by CRE whole loans.

(5)	Includes aggregated amortization expense of approximately $1.1 million and $881,000 for the three months ended September 30, 2018 and 2017, respectively, on our convertible senior notes.

(6)	Includes amortization expense of approximately $99,000 and $44,000 for the three months ended September 30, 2018 and 2017, respectively, on our trust certificates - term repurchase facilities.

(Back to Index)

(Back to Index)

	For the Nine Months Ended September 30, 2018			For the Nine Months Ended September 30, 2017
	Average Balance	Interest Income (Expense)	Average Net Yield (Cost of Funds) (1)	Average Balance	Interest Income (Expense)	Average Net Yield (Cost of Funds) (1)
Interest-earning assets
CRE whole loans (2)(3)	$1,378,869	$71,999	6.98%	$1,268,556	$62,074	6.54%
Legacy CRE loans	70,067	1,012	1.93%	144,328	3,253	3.01%
CRE mezzanine loan	1,980	150	10.10%	—	—	—%
CRE preferred equity investment (2)	13,181	1,153	11.69%	—	—	—%
Securities (3)	272,996	12,878	6.32%	107,278	5,298	6.43%
Other	9,658	261	2.71%	53,454	2,464	6.08%
Total interest income/average net yield	1,746,751	87,453	6.69%	1,573,616	73,089	6.19%

Interest-bearing liabilities
Collateralized by:
CRE whole loans (4)	767,401	(25,384)	(4.42)%	774,545	(24,048)	(4.15)%
CMBS (5)	156,441	(4,038)	(3.45)%	71,558	(1,600)	(2.99)%
General corporate debt:
Unsecured junior subordinated debentures	51,548	(2,359)	(6.03)%	51,548	(2,012)	(5.09)%
4.50% Convertible Senior Notes (6)	143,750	(7,165)	(6.57)%	24,222	(1,171)	(6.37)%
6.00% Convertible Senior Notes (6)	70,453	(3,926)	(7.35)%	107,494	(6,008)	(7.37)%
8.00% Convertible Senior Notes (6)	21,182	(1,442)	(8.98)%	87,488	(6,023)	(9.08)%
Trust certificates - term repurchase facilities (7)	66,785	(3,410)	(6.83)%	29,523	(1,539)	(6.97)%
Hedging	55,090	(141)	(0.34)%	6,385	(53)	(1.10)%
Total interest expense/average cost of funds	$1,332,650	(47,865)	(4.78)%	$1,152,763	(42,454)	(4.90)%
Total net interest income/average spread		$39,588			$30,635

(1)	Average net yield includes net amortization/accretion and fee income.

(2)
Includes fee income of approximately $5.3 million and $19,000 recognized on our CRE whole loans and our CRE preferred equity investment, respectively, for the nine months ended September 30, 2018 and approximately $5.6 million recognized on our CRE whole loans for the nine months ended September 30, 2017. There was no fee income recognized on our CRE preferred equity investment for the nine months ended September 30, 2017.

(3)
Includes net accretion income of approximately $2.2 million and $254,000 for the nine months ended September 30, 2018 and 2017, respectively, recognized on our CMBS securities. There was no net accretion income on our CRE whole loans for the nine months ended September 30, 2018 and net amortization expense of approximately $2,000 on our CRE whole loans for the nine months ended September 30, 2017.

(4)
Includes amortization expense of approximately $4.0 million and $5.6 million for the nine months ended September 30, 2018 and 2017, respectively, on our interest-bearing liabilities securitized by CRE whole loans.

(5)
Includes amortization expense of approximately $16,000 for the nine months ended September 30, 2017 on our interest-bearing liabilities securitized by CMBS. There was no amortization expense on our interest-bearing liabilities securitized by CMBS for the nine months ended September 30, 2018.

(6)	Includes aggregated amortization expense of approximately $3.2 million and $2.3 million for the nine months ended September 30, 2018 and 2017, respectively, on our convertible senior notes.

(7)	Includes amortization expense of approximately $252,000 and $118,000 for the nine months ended September 30, 2018 and 2017, respectively, on our trust certificates - term repurchase facilities.
Other Revenue
Three and Nine Months Ended September 30, 2018 as compared to Three and Nine Months Ended September 30, 2017
Other revenue decreased by $105,000 and $1.9 million for the comparative three and nine months ended September 30, 2018 and 2017, respectively. The decrease for the comparative nine months ended September 30, 2018 and 2017 was primarily attributable to a decrease of $1.4 million in fee income, attributable to management and incentive fee payments received in March and June 2017, on Resource Capital Asset Management, LLC's remaining CLO management contract, which was effectively terminated as a result of the substantial liquidation of the CLO in February 2017.

(Back to Index)

(Back to Index)

Operating Expenses
Three and Nine Months Ended September 30, 2018 as compared to Three and Nine Months Ended September 30, 2017
The following tables set forth information relating to our operating expenses for the periods presented (in thousands, except percentages):

	For the Three Months Ended
	September 30,
	2018	2017	Dollar Change	Percent Change
Operating expenses:
Management fees	$2,813	$4,924	$(2,111)	(43)%
General and administrative	2,336	4,336	(2,000)	(46)%
Equity compensation	757	895	(138)	(15)%
Depreciation and amortization	36	26	10	38%
(Recovery of) provision for loan and lease losses, net	(461)	(612)	151	(25)%
Total operating expenses	$5,481	$9,569	$(4,088)	(43)%

	For the Nine Months Ended
	September 30,
	2018	2017	Dollar Change	Percent Change
Operating expenses:
Management fees	$8,438	$10,242	$(1,804)	(18)%
General and administrative	7,943	11,780	(3,837)	(33)%
Equity compensation	2,383	2,417	(34)	(1)%
Depreciation and amortization	68	126	(58)	(46)%
Impairment losses	—	177	(177)	(100)%
(Recovery of) provision for loan and lease losses, net	(1,260)	518	(1,778)	(343)%
Total operating expenses	$17,572	$25,260	$(7,688)	(30)%
Aggregate operating expenses decreased by $4.1 million and $7.7 million for the comparative three and nine months ended September 30, 2018 and 2017, respectively. We attribute the changes to the following:
Management fees. The decreases of $2.1 million and $1.8 million for the comparative three and nine months ended September 30, 2018 and 2017, respectively, were primarily attributable to the recognition of an incentive management fee of $2.2 million in the third quarter of 2017, in connection with a $41.1 million gain on the liquidation of our investment in LEAF Commercial Capital, Inc. ("LCC"). The decreases were partially offset by the increase in the amended base management fee, fixed at $937,500 for each of the 15 successive months beginning October 1, 2017, as defined in our Third Amended and Restated Management Agreement ("Management Agreement"). During the three and nine months ended September 30, 2017, we paid base management fees equal to 1/12th of the amount of our equity multiplied by 1.50%.

(Back to Index)

(Back to Index)

General and administrative. General and administrative expenses decreased by $2.0 million and $3.8 million for the comparative three and nine months ended September 30, 2018 and 2017, respectively. The following tables summarize the information relating to our general and administrative expenses for the periods presented (in thousands, except percentages):

	For the Three Months Ended
	September 30,
	2018	2017	Dollar Change	Percent Change
General and administrative:
Professional services	$784	$2,335	$(1,551)	(66)%
Wages and benefits	724	984	(260)	(26)%
D&O insurance	286	265	21	8%
Operating expenses	177	223	(46)	(21)%
Director fees	164	245	(81)	(33)%
Dues and subscriptions	66	114	(48)	(42)%
Rent and utilities	87	115	(28)	(24)%
Travel	44	76	(32)	(42)%
Tax penalties, interest and franchise tax	4	(21)	25	119%
Total general and administrative	$2,336	$4,336	$(2,000)	(46)%

	For the Nine Months Ended
	September 30,
	2018	2017	Dollar Change	Percent Change
General and administrative:
Professional services	$2,348	$5,040	$(2,692)	(53)%
Wages and benefits	2,670	2,745	(75)	(3)%
D&O insurance	878	758	120	16%
Operating expenses	629	1,005	(376)	(37)%
Director fees	491	747	(256)	(34)%
Dues and subscriptions	492	716	(224)	(31)%
Rent and utilities	249	431	(182)	(42)%
Travel	190	266	(76)	(29)%
Tax penalties, interest and franchise tax	(4)	72	(76)	(106)%
Total general and administrative	$7,943	$11,780	$(3,837)	(33)%
The decreases in general and administrative expenses for the comparative three and nine months ended September 30, 2018 and 2017 were primarily attributable to decreases in professional services, related to a $1.5 million general litigation reserve during the three and nine months ended September 30, 2017, and wages and benefits, related to a reduction in compensation expense during the three and nine months ended September 30, 2018. The decrease for the comparative nine months ended September 30, 2018 and 2017 was additionally attributable to (i) a further decrease in professional services related to $792,000 of legal expenses associated with a legacy CRE loan and an aborted CRE securitization and $308,000 of consulting fees for the review of our Management Agreement and the renaming and rebranding of our company during the nine months ended September 30, 2017, (ii) a decrease in operating expenses attributable to a $317,000 decrease in connection with the divestiture of our life settlement contract portfolio during the nine months ended September 30, 2018, (iii) a decrease in director fees attributable to a 2018 modification of investment committee compensation, (iv) a decrease in dues and subscriptions attributable to a reduction of rating agency fees from the liquidations of CRE securitizations and (v) a decrease in allocated computer, marketing and advertising expenses.
Provision for (recovery of) loan and lease losses, net. The increase of $1.8 million from a provision to a recovery for the comparative nine months ended September 30, 2018 and 2017 was primarily attributable to a decrease in the general reserve of $1.1 million during the nine months ended September 30, 2018 attributable to the movement of assets with total principal balances of $48.8 million risk rated as a 3 to a 2 and the payoff of one CRE loan with principal of $26.6 million, compared to a general provision of approximately $248,000 during the nine months ended September 30, 2017. Additionally, the increase was attributable to approximately $270,000 of provisions on our direct financing leases during the nine months ended September 30, 2017.

(Back to Index)

(Back to Index)

Other Income (Expense)
Three and Nine Months Ended September 30, 2018 as compared to Three and Nine Months Ended September 30, 2017
The following tables set forth information relating to our other income (expense) incurred for the periods presented (in thousands, except percentages):

	For the Three Months Ended
	September 30,
	2018	2017	Dollar Change	Percent Change
Other Income (Expense):
Equity in earnings of unconsolidated entities	$454	$41,047	$(40,593)	(99)%
Net realized and unrealized gain (loss) on investment securities available-for-sale and loans and derivatives	279	(1,465)	1,744	119%
Net realized and unrealized (loss) gain on investment securities, trading	—	(9)	9	100%
Fair value adjustments on financial assets held for sale	(1,588)	—	(1,588)	(100)%
Loss on extinguishment of debt	—	(10,365)	10,365	100%
Other income (expense)	57	(690)	747	108%
Total other (expense) income	$(798)	$28,518	$(29,316)	(103)%

	For the Nine Months Ended
	September 30,
	2018	2017	Dollar Change	Percent Change
Other Income (Expense):
Equity in earnings of unconsolidated entities	$231	$41,290	$(41,059)	(99)%
Net realized and unrealized gain (loss) on investment securities available-for-sale and loans and derivatives	569	15,619	(15,050)	(96)%
Net realized and unrealized (loss) gain on investment securities, trading	53	(970)	1,023	105%
Fair value adjustments on financial assets held for sale	(6,244)	58	(6,302)	(10,866)%
Loss on extinguishment of debt	—	(10,365)	10,365	100%
Other income (expense)	574	(604)	1,178	195%
Total other (expense) income	$(4,817)	$45,028	$(49,845)	(111)%
Aggregate other income decreased $29.3 million and $49.8 million to an expense for the comparative three and nine months ended September 30, 2018 and 2017, respectively. We attribute the changes to the following:
Equity in earnings (losses) of unconsolidated entities. The decreases of $40.6 million and $41.1 million for the comparative three and nine months ended September 30, 2018 and 2017, respectively, were primarily attributable to a realized gain of $41.1 million recognized on the liquidation of LCC following its sale in July 2017. The decreases were partially offset by the recognition of earnings from the receipt of $411,000 of distributed funds, formerly held in escrow accounts established as part of the LCC sale, during the three and nine months ended September 30, 2018.
Net realized and unrealized gain (loss) on investment securities available-for-sale and loans and derivatives. The increase of $1.7 million from a loss to a gain for the comparative three months ended September 30, 2018 and 2017 was primarily attributable to a realized gain of $282,000 on the sale of an investment security available-for-sale during the three months ended September 30, 2018, compared to net realized losses of $1.5 million on the sale of nine investment securities available-for-sale during the three months ended September 30, 2017. The decrease in gains of $15.1 million for the comparative nine months ended September 30, 2018 and 2017 was primarily attributable to realized gains of $12.5 million in connection with the payoffs of legacy CRE loans, net realized gains of $1.8 million on the sales of eleven investment securities available-for-sale and realized gains of $410,000 on the sales and paydown of three syndicated corporate loans during the nine months ended September 30, 2017.
Net realized and unrealized gain (loss) on investment securities, trading. The increase of $1.0 million from a loss to a gain for the comparative nine months ended September 30, 2018 and 2017 was primarily attributable to the receipt of a $4.1 million principal payment on one trading security, which resulted in $1.1 million of interest income and the offsetting reversal of unrealized gains, in the first quarter of 2017. There were no such transactions during the three months ended September 30, 2018.

(Back to Index)

(Back to Index)

Fair value adjustments on financial assets held for sale. The decreases of $1.6 million and $6.3 million to a loss for the comparative three and nine months ended September 30, 2018 and 2017, respectively, were primarily attributable to charges of $1.6 million and $6.3 million on the remaining legacy CRE loan held for sale during the three and nine months ended September 30, 2018. The charges included a $1.0 million reserve for estimated costs for repairs to be performed on the collateral and $600,000 of protective advances to cover borrower operating losses during the three and nine months ended September 30, 2018 and an additional $4.5 million reserve to adjust the loan to the average value of two appraisals and $172,000 of protective advances during the nine months ended September 30, 2018.
Loss on extinguishment of debt. The $10.4 million loss on extinguishment of debt for the three and nine months ended September 30, 2017 was primarily attributable to the extinguishment of $44.5 million of our 6.00% Convertible Senior Notes and $78.8 million of our 8.00% Convertible Senior Notes. We had no comparable transactions during the three and nine months ended September 30, 2018.
Other income (expense). The increase of $747,000 and $1.2 million from an expense to income for the comparative three and nine months ended September 30, 2018 and 2017, respectively, were primarily attributable to the recognition of a $703,000 reserve related to our indemnification agreement with the purchaser of our former investment in Pearlmark Mezzanine Realty Partners IV, L.P. ("Pearlmark Mezz"), which indemnified the purchaser against realized losses on one mezzanine loan, during the three and nine months ended September 30, 2017. The increase for the nine months ended September 30, 2018 and 2017 was additionally attributable to $478,000 of other income resulting from cash received in excess of the total carrying values of the collateral management fee rebate assets in the second quarter of 2018.
Net Loss From Discontinued Operations, Net of Tax
As we discussed in the "Overview" section, in November 2016, our Board approved the Plan that would allow us to focus on making CRE debt investments and disposing of certain underperforming legacy CRE loans, exiting underperforming non-core asset classes and investments and establishing a dividend policy based on sustainable earnings. We met all of the criteria to classify the operating results of the residential mortgage and middle market lending segments as discontinued operations and exclude them from continuing operations for all periods presented. In addition, we transferred the assets and liabilities of Life Care Funding, LLC and certain legacy CRE loans to held for sale in the fourth quarter of 2016. As of September 30, 2018, we disposed of substantially all of the non-CRE assets identified for sale.

(Back to Index)

(Back to Index)

The following table summarizes the operating results of the residential mortgage and middle market lending segments' discontinued operations as reported separately as net income (loss) from discontinued operations, net of tax for the three and nine months ended September 30, 2018 and 2017 (in thousands):

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2018	2017	2018	2017
REVENUES
Interest income:
Loans	$—	$892	$580	$2,682
Other	—	44	13	76
Total interest income	—	936	593	2,758
Interest expense	—	—	—	—
Net interest income	—	936	593	2,758
(Loss) gain on sale of residential mortgage loans	—	(1,186)	(1)	5,688
Fee income (loss)	280	(197)	313	3,480
Total revenues	280	(447)	905	11,926
OPERATING EXPENSES
Equity compensation	—	65	—	286
General and administrative	62	5,590	1,165	21,985
Total operating expenses	62	5,655	1,165	22,271

	218	(6,102)	(260)	(10,345)
OTHER INCOME (EXPENSE)
Net realized and unrealized gain on investment securities available-for-sale and loans and derivatives	146	97	421	13
Fair value adjustments on financial assets held for sale	—	(82)	—	(500)
Total other (expense) income	146	15	421	(487)

INCOME (LOSS) FROM DISCONTINUED OPERATIONS BEFORE TAXES	364	(6,087)	161	(10,832)
Income tax expense	—	—	—	—
NET INCOME (LOSS) FROM DISCONTINUED OPERATIONS, NET OF TAX	364	(6,087)	161	(10,832)
Loss from disposal of discontinued operations	—	—	—	—
TOTAL INCOME (LOSS) FROM DISCONTINUED OPERATIONS	$364	$(6,087)	$161	$(10,832)
Net income (loss) from discontinued operations. Net income (loss) from discontinued operations decreased by $6.5 million and $11.0 million from a loss to income for the comparative three and nine months ended September 30, 2018 and 2017, respectively. The residential mortgage lending segment recognized net income of approximately $230,000 and incurred a net loss of $828,000 for the three and nine months ended September 30, 2018, respectively. Net income during the three months ended September 30, 2018 was primarily attributable to the write-off of Primary Capital Mortgage, LLC ("PCM") liabilities. Net losses during the nine months ended September 30, 2018 were primarily attributable to PCM's general and administrative expenses, particularly from consulting fees, incurred in the wind-down of that business. During the three and nine months ended September 30, 2018, the middle market lending segment generated net income of approximately $134,000 and $989,000, respectively, of which the income generated during the nine months ended September 30, 2018 was primarily attributable to interest income earned and net gains on the sales and payoff of the remaining middle market loans of $390,000.
The residential mortgage lending segment recognized a net loss of approximately $7.1 million and $13.4 million for the three and nine months ended September 30, 2017, respectively, primarily attributable to incurred costs resulting from the asset purchase agreement executed by PCM to sell its residential mortgage operating platform and certain other assets and liabilities. During the three and nine months ended September 30, 2017, the middle market lending segment generated net income of $976,000 and $2.7 million, respectively, primarily attributable to interest income earned on the remaining syndicated middle market loans.

(Back to Index)

(Back to Index)

Financial Condition
Summary
Our total assets were $2.0 billion at September 30, 2018 as compared to $1.9 billion at December 31, 2017. The increase was primarily attributable to the originations of CRE loans and acquisitions of CMBS financed through the use of a CRE securitization, term repurchase facilities and short-term repurchase agreements, offset by reductions of cash and cash equivalents and restricted cash.
Investment Portfolio
The tables below summarize the amortized cost and net carrying amount of our investment portfolio, classified by asset type, at September 30, 2018 and December 31, 2017 as follows (in thousands, except percentages and amounts in footnotes):

At September 30, 2018	Amortized Cost	Net Carrying Amount	Percent of Portfolio	Weighted Average Coupon
Loans held for investment:
CRE whole loans (1)(2)	$1,492,493	$1,490,757	79.04%	6.37%
CRE mezzanine loan	4,700	4,700	0.25%	10.00%
CRE preferred equity investment	19,372	19,372	1.03%	11.50%
	1,516,565	1,514,829	80.32%

Investment securities available-for-sale:
CMBS	350,179	352,778	18.70%	4.58%

Other investments:
Investments in unconsolidated entities	1,596	1,596	0.08%	N/A (5)

Other assets held for sale:
Legacy CRE loan (2)(3)	25,202	17,000	0.90%	—%

Total investment portfolio	$1,893,542	$1,886,203	100.00%

At December 31, 2017	Amortized Cost	Net Carrying Amount	Percent of Portfolio	Weighted Average Coupon
Loans held for investment:
CRE whole loans (1)	$1,290,150	$1,284,822	79.96%	6.09%

Investment securities available-for-sale:
CMBS	210,806	211,579	13.17%	4.35%
ABS	259	158	0.01%	N/A (5)
	211,065	211,737	13.18%

Other investments:
Investments in unconsolidated entities	12,051	12,051	0.75%	N/A (5)

Other assets held for sale:
Legacy CRE loans (3)	63,783	61,841	3.85%	1.64%
Middle market loans (4)	41,199	29,308	1.82%	5.06%
Life settlement contracts	5,130	5,130	0.32%	N/A (5)
Residential mortgage loans	1,913	1,913	0.12%	3.92%
	112,025	98,192	6.11%

Total investment portfolio	$1,625,291	$1,606,802	100.00%

(1)	Net carrying amount includes an allowance for loan losses of $1.7 million and $5.3 million at September 30, 2018 and December 31, 2017, respectively.

(2)	At June 30, 2018, two legacy CRE loans with total amortized costs and net carrying amounts of $28.3 million were reclassified to CRE whole loans as we now intend to hold these loans to maturity.

(3)	Net carrying amount includes lower of cost or market value adjustments of $8.2 million and $1.9 million at September 30, 2018 and December 31, 2017, respectively.

(4)	Net carrying amount includes lower of cost or market value adjustments of $11.9 million at December 31, 2017.

(5)	There are no stated rates associated with these investments.

(Back to Index)

(Back to Index)

CRE loans. The following is a summary of our loans (dollars in thousands, except amounts in footnotes):

Description	Quantity	Principal	Unamortized (Discount) Premium, net (1)	Amortized Cost	Allowance for Loan Losses	Carrying Value (2)	Contractual Interest Rates	Maturity Dates (3)(4)(5)
At September 30, 2018:
CRE loans held for investment:
Whole loans (6)(7)	78	$1,501,076	$(8,583)	$1,492,493	$(1,736)	$1,490,757	1M LIBOR plus 2.50% to 1M LIBOR plus 6.25%	November 2018 to October 2021
Mezzanine loan	1	4,700	—	4,700	—	4,700	10.00%	June 2028
Preferred equity investment (8)(9)	1	19,545	(173)	19,372	—	19,372	11.50%	April 2025
Total CRE loans held for investment		1,525,321	(8,756)	1,516,565	(1,736)	1,514,829
Total loans		$1,525,321	$(8,756)	$1,516,565	$(1,736)	$1,514,829

At December 31, 2017:
CRE loans held for investment:
Whole loans (6)	70	$1,297,164	$(7,014)	$1,290,150	$(5,328)	$1,284,822	1M LIBOR plus 3.60% to 1M LIBOR plus 6.25%	February 2018 to January 2021
Total CRE loans held for investment		1,297,164	(7,014)	1,290,150	(5,328)	1,284,822
Total loans		$1,297,164	$(7,014)	$1,290,150	$(5,328)	$1,284,822

(1)
Amounts include unamortized loan origination fees of $8.5 million and $6.7 million and deferred amendment fees of $295,000 and $268,000 being amortized over the life of the loans at September 30, 2018 and December 31, 2017, respectively.

(2)	Substantially all loans are pledged as collateral under various borrowings at September 30, 2018 and December 31, 2017.

(3)	Maturity dates exclude contractual extension options, subject to the satisfaction of certain terms, that may be available to the borrowers.

(4)	Maturity dates exclude one whole loan, with an amortized cost of $7.0 million, in default at December 31, 2017.

(5)
Maturity dates exclude one whole loan, with an amortized cost of $11.5 million, in maturity default and performing with respect to debt service due in accordance with a forbearance agreement at September 30, 2018. The loan was classified as an asset held for sale and in maturity default at December 31, 2017.

(6)
Whole loans had $92.2 million and $84.1 million in unfunded loan commitments at September 30, 2018 and December 31, 2017, respectively.  These unfunded loan commitments are advanced as the borrowers formally request additional funding, as permitted under the loan agreement, and any necessary approvals have been obtained.

(7)	At June 30, 2018, two legacy CRE loans with amortized costs of $28.3 million were reclassified to whole loans from assets held for sale as we now intend to hold these loans to maturity.

(8)	The interest rate on our preferred equity investment pays currently at 8.00%. The remaining interest is deferred until maturity.

(9)	Beginning in April 2023, we have the right to unilaterally force the sale of the underlying property.
At September 30, 2018, approximately 33.1%, 20.9% and 20.1% of our CRE loan portfolio was concentrated in the Southwest, Pacific and Mountain regions, respectively, based on carrying value, as defined by the National Council of Real Estate Investment Fiduciaries ("NCREIF"). At December 31, 2017, approximately 28.0%, 24.3%, and 12.5% of our CRE loan portfolio was concentrated in the Southwest, Pacific and Mountain regions, respectively, based on carrying value.
CMBS.  During the nine months ended September 30, 2018, we purchased 27 CMBS positions with aggregate face values of $169.0 million, for a cost of $159.1 million, sold two CMBS positions with aggregate face values of $10.0 million for proceeds of $8.1 million received in October 2018, and received paydowns of $14.1 million. At September 30, 2018 and December 31, 2017, the remaining discount to be accreted into income over the remaining lives of the securities was $45.8 million and $39.8 million, respectively. At September 30, 2018 and December 31, 2017, the remaining premium to be amortized into income over the remaining lives of the securities was $465,000 and $32,000, respectively. These securities are classified as available-for-sale and carried at their fair value.

(Back to Index)

(Back to Index)

The following table summarizes the activities in our CMBS investments at fair value for the nine months ended September 30, 2018 (in thousands, except amounts in the footnote):

	Fair Value at December 31, 2017	Net Purchases (Sales) (1)	Net Upgrades (Downgrades)	Paydowns	MTM Change on Same Ratings	Fair Value at September 30, 2018
Moody's ratings category:
Aaa	$8,390	$—	$10,965	$(5,783)	$(196)	$13,376
Aa1 through Aa3	—	—	—	—	—	—
A1 through A3	1,563	—	4,656	(2,218)	(8)	3,993
Baa1 through Baa3	8,432	7,974	(4,157)	(2,688)	(156)	9,405
Ba1 through Ba3	10,866	—	(10,866)	—	—	—
B1 through B3	—	—	—	—	—	—
Caa1 through Caa3	426	—	(426)	—	—	—
Ca through C	191	—	(172)	—	(19)	—
Non-Rated	181,711	143,631	—	(3,444)	4,106	326,004
Total	$211,579	$151,605	$—	$(14,133)	$3,727	$352,778

S&P ratings category:
AAA	$1,318	$—	$7,243	$(3,788)	$(41)	$4,732
AA+ through AA-	4,371	—	(3,344)	(977)	(7)	43
A+ through A-	11,593	—	2,281	(4,837)	(14)	9,023
BBB+ through BBB-	22,502	7,974	(3,299)	(69)	708	27,816
BB+ through BB-	86,259	5,000	(6,298)	(2,455)	447	82,953
B+ through B-	—	22,367	—	—	(72)	22,295
CCC+ through CCC-	—	—	—	—	—	—
D	—	—	—	—	—	—
Non-Rated	85,536	116,264	3,417	(2,007)	2,706	205,916
Total	$211,579	$151,605	$—	$(14,133)	$3,727	$352,778

Fitch ratings category:
AAA	$6,482	$—	$8,683	$(4,673)	$(138)	$10,354
AA+ through AA-	—	—	1,028	(977)	(7)	44
A+ through A-	2,881	—	7,024	(1,753)	21	8,173
BBB+ through BBB-	40,577	33,401	172	—	2,211	76,361
BB+ through BB-	16,712	—	(2,835)	(370)	174	13,681
B+ through B-	43,191	19,882	(9,885)	—	396	53,584
CCC	—	—	—	—	—	—
CC through D	191	—	(172)	—	(19)	—
Non-Rated	101,545	98,322	(4,015)	(6,360)	1,089	190,581
Total	$211,579	$151,605	$—	$(14,133)	$3,727	$352,778

(1)
During the nine months ended September 30, 2018, we acquired $63.6 million of CMBS, at a cost of approximately $53.6 million, with a weighted average spread, based on cost, of 3.70% over the interpolated interest rate swap curve and $105.4 million of CMBS, at a cost of approximately $105.5 million, with a weighted average spread, based on face value, of 2.35% over LIBOR.

(Back to Index)

(Back to Index)

The following table summarizes our CMBS investments earning coupon interest at fixed rates or floating rates at September 30, 2018 and December 31, 2017 (in thousands):

	Face Value	Amortized Cost	Fair Value	Coupon Rates
At September 30, 2018:
CMBS, fixed rate (1)	$202,207	$132,470	$134,009	2.88% - 8.48%
CMBS, floating rate	218,065	217,709	218,769	2.54% - 6.08%
Total	$420,272	$350,179	$352,778

At December 31, 2017:
CMBS, fixed rate (1)	$160,641	$97,204	$97,609	2.88% - 6.66%
CMBS, floating rate	114,737	113,602	113,970	1.73% - 5.50%
Total	$275,378	$210,806	$211,579

(1)	Face value includes $24.9 million, with a total cost basis of $105,000, of CMBS that have been subject to other-than-temporarily-impairment charges at September 30, 2018 and December 31, 2017.
ABS.  In March 2018, we sold our remaining two ABS investment securities available-for-sale, with total fair values of $158,000 at December 31, 2017, for $48,000 in proceeds.
The following table summarizes our ABS at fair value (in thousands):

	Fair Value at December 31, 2017	Net Purchases (Sales)	MTM Change on Same Ratings	Fair Value at September 30, 2018
Moody's ratings category:
Non-Rated	$158	$(158)	$—	$—

S&P ratings category:
Non-Rated	$158	$(158)	$—	$—

Fitch ratings category:
Non-Rated	$158	$(158)	$—	$—

(Back to Index)

(Back to Index)

Investment in unconsolidated entities. The following table shows our investments in unconsolidated entities at September 30, 2018 and December 31, 2017 and equity in earnings of unconsolidated entities for the three and nine months ended September 30, 2018 and 2017 (in thousands, except percentages and amounts in footnotes):

				Equity in Earnings (Losses) of Unconsolidated Entities
				For the Three Months Ended		For the Nine Months Ended
	Ownership % at September 30, 2018	September 30, 2018	December 31, 2017	September 30, 2018	September 30, 2017	September 30, 2018	September 30, 2017

Pelium Capital (1)	80.2%	$7	$10,503	$50	$54	$(180)	$(22)
RCM Global	63.8%	41	—	(7)	(61)	—	(231)
Investment in LCC Preferred Stock (2)	—%	—	—	411	41,048	411	41,334
RRE VIP Borrower, LLC (3)	—%	—	—	—	6	—	44
Pearlmark Mezzanine Realty Partners IV, L.P. (4)	—%	—	—	—	—	—	165
Subtotal		48	10,503	454	41,047	231	41,290
Investment in RCT I and II (5)	3.0%	1,548	1,548	(829)	(689)	(2,359)	(1,989)
Total		$1,596	$12,051	$(375)	$40,358	$(2,128)	$39,301

(1)
During the nine months ended September 30, 2018 and 2017, we received distributions of $10.4 million and $13.6 million, respectively, on our investment in Pelium Capital Partners, L.P. ("Pelium Capital").

(2)
Our investment in LCC liquidated in July 2017 as a result of the sale of LCC. Earnings for the three and nine months ended September 30, 2018 are related to the receipt of a distribution of funds formerly held in escrow accounts established as part of the sale.

(3)
We sold our investment in RRE VIP Borrower, LLC in December 2014. Earnings for the three and nine months ended September 30, 2017 are related to insurance premium refunds with respect to the underlying sold properties in the portfolio.

(4)	We sold our investment in Pearlmark Mezz in May 2017.

(5)
For the three and nine months ended September 30, 2018 and 2017, distributions from the trusts are recorded in interest expense on our consolidated statements of operations as the investments are accounted for under the cost method.

During the nine months ended September 30, 2018, investments held by Pelium Capital and RCM Global LLC were substantially liquidated.

(Back to Index)

(Back to Index)

Financing Receivables
The following tables show the activity in the allowance for loan losses for the nine months ended September 30, 2018 and year ended December 31, 2017 and the allowance for loan losses and recorded investments in loans at September 30, 2018 and December 31, 2017 (in thousands):

	Nine Months Ended September 30, 2018	Year Ended December 31, 2017
	Commercial Real Estate Loans	Commercial Real Estate Loans
Allowance for loan losses:
Allowance for loan losses at beginning of period	$5,328	$3,829
(Recovery of) provision for loan losses, net	(1,260)	1,499
Loans charged-off	(2,332)	—
Allowance for loan losses at end of period	$1,736	$5,328

	September 30, 2018	December 31, 2017
	Commercial Real Estate Loans	Commercial Real Estate Loans
Allowance for loan losses ending balance:
Individually evaluated for impairment	$—	$2,500
Collectively evaluated for impairment	$1,736	$2,828
Loans:
Amortized cost ending balance:
Individually evaluated for impairment	$24,072	$7,000
Collectively evaluated for impairment	$1,492,493	$1,283,150
Credit quality indicators
Commercial Real Estate Loans
CRE loans are collateralized by a diversified mix of real estate properties and are assessed for credit quality based on the collective evaluation of several factors, including but not limited to: collateral performance relative to underwritten plan, time since origination, current implied and/or reunderwritten loan-to-collateral value ratios, loan structure and exit plan. Depending on the loan's performance against these various factors, loans are rated on a scale from 1 to 5, with loans rated 1 representing loans with the highest credit quality and loans rated 5 representing loans with lowest credit quality. The factors evaluated provide general criteria to monitor credit migration in our loan portfolio; as such, a loan's rating may improve or worsen, depending on new information received.

(Back to Index)

(Back to Index)

The criteria set forth below should be used as general guidelines and, therefore, not every loan will have all of the characteristics described in each category below. Loans that are performing according to their underwritten plans generally will not require an allowance for loan loss.

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

5
• Property performance is significantly worse than underwritten expectations. The loan is not in compliance with loan covenants and performance criteria and may be in default. Expected sale proceeds would not be sufficient to pay off the loan at maturity.

• The property has a material vacancy rate and significant rollover of remaining tenants.
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

(Back to Index)

(Back to Index)

Credit risk profiles of CRE loans at amortized cost and legacy CRE loans held for sale at the lower of cost or fair value were as follows (in thousands, except amounts in footnotes):

	Rating 1	Rating 2	Rating 3 (1)	Rating 4	Rating 5 (2)	Held for Sale (3)	Total
At September 30, 2018:
Whole loans	$—	$1,376,836	$110,808	$4,849	$—	$—	$1,492,493
Mezzanine loan (4)	—	4,700	—	—	—	—	4,700
Preferred equity investment (4)	—	19,372	—	—	—	—	19,372
Legacy CRE loans held for sale	—	—	—	—	—	17,000	17,000
	$—	$1,400,908	$110,808	$4,849	$—	$17,000	$1,533,565

At December 31, 2017:
Whole loans	$65,589	$1,040,883	$171,841	$4,837	$7,000	$—	$1,290,150
Legacy CRE loans held for sale	—	—	—	—	—	61,841	61,841
	$65,589	$1,040,883	$171,841	$4,837	$7,000	$61,841	$1,351,991

(1)
Includes one whole loan, with an amortized cost of $11.5 million, that was in maturity default at September 30, 2018. The loan is performing with respect to debt service due in accordance with a forbearance agreement at September 30, 2018.

(2)	Includes one whole loan, with an amortized cost of $7.0 million, that was in default at December 31, 2017.

(3)	Includes one and two legacy CRE loans that were in default with total carrying values of $17.0 million and $22.5 million at September 30, 2018 and December 31, 2017, respectively.

(4)	Our mezzanine loan and preferred equity investment are evaluated individually for impairment.
At December 31, 2017, we had one CRE whole loan designated as an impaired loan with a risk rating of 5 due to short term vacancy/tenant concerns and a past due maturity of February 2017. The loan had an amortized cost of $7.0 million and a carrying value of $4.5 million at December 31, 2017. In September 2018, the note was sold for $4.7 million.
At September 30, 2018, we had one legacy CRE loan and one mezzanine loan included in assets held for sale with total carrying values of $17.0 million, comprising total amortized cost bases of $25.2 million less a valuation allowance of $8.2 million. The mezzanine loan held for sale had no fair value at September 30, 2018.
At December 31, 2017, we had four legacy CRE loans and one mezzanine loan included in assets held for sale with total carrying values of $61.8 million, comprising total amortized cost bases of $63.8 million less a valuation allowance of $1.9 million. The mezzanine loan held for sale had no fair value at December 31, 2017.
In June 2018, we sold the note and deed of trust of one legacy CRE loan for $12.0 million, resulting in a realized gain of $1.0 million for the nine months ended September 30, 2018.
At June 30, 2018, we reclassified two legacy CRE loans back into the CRE loan portfolio at the lesser of each loan's cost or market value, totaling $28.3 million, as we now intend to hold the loans to maturity. The loans are classified as CRE loans on the consolidated balance sheets. One reclassified loan with an amortized cost of $11.5 million was in maturity default at September 30, 2018 and December 31, 2017. The loan is performing with respect to debt service due in accordance with a forbearance agreement.
At September 30, 2018 and December 31, 2017, the one remaining legacy CRE loan held for sale had a carrying value of $17.0 million and $22.5 million, respectively. Additional fair value adjustments of $1.6 million, which included $600,000 of protective advances to cover borrower operating losses, to reduce the carrying value of the loan were recognized during the three months ended September 30, 2018. The adjustments were calculated based on estimated costs for repairs to be performed on the collateral and were reserved against the funded protective advances. Total fair value adjustments of $6.3 million, which included $772,000 of protective advances to cover borrower operating losses, were recorded on the loan during the nine months ended September 30, 2018. We did not recognize any valuation adjustments for the three and nine months ended September 30, 2017. The loan is currently in default.
Except as previously discussed, all of our CRE loans, our mezzanine loan and our preferred equity investment were current with respect to contractual principal and interest at September 30, 2018.

(Back to Index)

(Back to Index)

Loan Portfolios Aging Analysis
The following table presents the CRE loan portfolio aging analysis as of the dates indicated at amortized cost and legacy CRE loans held for sale at the lower of cost or fair value (in thousands, except amounts in footnotes):

	30-59 Days	60-89 Days	Greater than 90 Days (1)(2)	Total Past Due (3)	Current	Total Loans Receivable	Total Loans > 90 Days and Accruing (2)
At September 30, 2018:
Whole loans	$—	$—	$11,516	$11,516	$1,480,977	$1,492,493	$11,516
Mezzanine loan	—	—	—	—	4,700	4,700	—
Preferred equity investment	—	—	—	—	19,372	19,372	—
Legacy CRE loans held for sale	—	—	17,000	17,000	—	17,000	—
Total loans	$—	$—	$28,516	$28,516	$1,505,049	$1,533,565	$11,516

At December 31, 2017:
Whole loans	$—	$—	$7,000	$7,000	$1,283,150	$1,290,150	$—
Legacy CRE loans held for sale	11,516	—	11,000	22,516	39,325	61,841	—
Total loans	$11,516	$—	$18,000	$29,516	$1,322,475	$1,351,991	$—

(1)	Includes one whole loan, with an amortized cost of $7.0 million, that was in default at December 31, 2017.

(2)
Includes one whole loan, with an amortized cost of $11.5 million, that was in maturity default at September 30, 2018. The loan is performing with respect to debt service due in accordance with a forbearance agreement at September 30, 2018.

(3)	Includes one and two legacy CRE loans that were in default with total carrying values of $17.0 million and $22.5 million at September 30, 2018 and December 31, 2017, respectively.
Impaired Loans
The following tables show impaired loans at December 31, 2017 (in thousands):

	Recorded Balance	Unpaid Principal Balance	Specific Allowance	Average Investment in Impaired Loans	Interest Income Recognized
Loans without a specific valuation allowance:
Whole loans	$—	$—	$—	$—	$—
Loans with a specific valuation allowance:
Whole loans	$7,000	$7,000	$(2,500)	$7,000	$—
Total:
Whole loans	$7,000	$7,000	$(2,500)	$7,000	$—
We did not have any impaired loans at September 30, 2018.
Troubled-Debt Restructurings ("TDR")
There were no TDRs for the nine months ended September 30, 2018 and 2017.

Restricted Cash
At September 30, 2018, we had restricted cash of $6.6 million, which consisted of $5.5 million of restricted cash within five of our six consolidated securitizations and $1.1 million held as margin. At December 31, 2017, we had restricted cash of $22.9 million, which consisted of $20.8 million of restricted cash within six of our seven consolidated securitizations, $1.9 million held as margin, $100,000 held in escrow and $25,000 held in various reserve accounts. The decrease of $16.3 million was primarily attributable to paydowns and interest payments on the RCC 2017-CRE5 notes payable, future fundings made by RCC 2017-CRE5 and the net receipt of previously posted margin from our interest rate swap counterparty.

(Back to Index)

(Back to Index)

Accrued Interest Receivable
The following table summarizes our accrued interest receivable at September 30, 2018 and December 31, 2017 (in thousands):

	September 30, 2018	December 31, 2017	Net Change
Accrued interest receivable from loans	$6,380	$6,096	$284
Accrued interest receivable from securities	1,043	756	287
Accrued interest receivable from escrow, sweep and reserve accounts	43	7	36
Total	$7,466	$6,859	$607
The $607,000 increase in accrued interest receivable was primarily attributable to new loan production, an increase in one-month LIBOR and the purchase of CMBS, partially offset by loan payoffs and the sale of our remaining two ABS during the nine months ended September 30, 2018.
Other Assets
The following table summarizes our other assets at September 30, 2018 and December 31, 2017 (in thousands):

	September 30, 2018	December 31, 2017	Net Change
Unsettled trades receivable	$8,103	$—	8,103
Tax receivables and prepaid taxes	3,244	4,286	(1,042)
Other prepaid expenses	1,120	484	636
Other receivables	648	495	153
Fixed assets - non real estate	117	157	(40)
Direct financing leases	66	151	(85)
Management fees receivable	—	2,029	(2,029)
Investment securities, trading	—	178	(178)
Loans held for sale	—	13	(13)
Total	$13,298	$7,793	$5,505
The $5.5 million increase in other assets was primarily attributable to an $8.1 million increase in unsettled trades receivable due to two CMBS sales that had not settled at September 30, 2018. That increase was offset by a $2.0 million decrease in management fees receivable, due to amortization and the sale of our right to the remaining $1.5 million of collateral management fee rebate assets for $2.0 million in the second quarter of 2018, and a $1.0 million decrease in tax receivables and prepaid taxes, due to tax refunds of $1.1 million received during the nine months ended September 30, 2018.
Deferred Tax Asset, Net
At September 30, 2018 and December 31, 2017, our net deferred tax asset was zero. The future realization of deferred tax assets depends upon the generation of future taxable income during the periods in which those temporary differences become deductible. During 2017, we recorded a full valuation allowance against our net deferred tax assets as we believed it was more likely than not that some or all of the deferred tax assets would not be realized. This assessment was based on our cumulative historical losses and uncertainties as to the amount of taxable income that would be generated in future years.  In recognition of this risk, we have recorded a full valuation allowance of $10.0 million and $9.9 million at September 30, 2018 and December 31, 2017, respectively. We will continue to evaluate our ability to realize the tax benefits associated with deferred tax assets by analyzing forecasted taxable income using both historical and projected future operating results, the reversal of existing temporary differences, taxable income in prior carry back years (if permitted) and the availability of tax planning strategies.
In accordance with Securities and Exchange Commission staff issued guidance, a company must reflect the income tax effects of those aspects of the Tax Cuts and Jobs Act (the "Tax Act") for which the accounting is complete. We were able to determine a reasonable provisional estimate that has been recorded in the consolidated financial statements. Our accounting for the impact of the Tax Act is complete and included in our estimate.

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
• CMBS; and
• Other CRE investments.

As we discussed in the "Overview" section, in November 2016, we received approval from our Board to execute the Plan to focus our strategy on CRE debt investments. The Plan contemplates disposing of certain legacy CRE debt investments, exiting underperforming non-core asset classes and establishing a dividend policy based on sustainable earnings.  Legacy CRE loans are loans underwritten prior to 2010. The non-core asset classes in which we have historically invested are described below:

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

(Back to Index)

(Back to Index)

The table below summarizes the amortized costs and net carrying amounts of our core and non-core investments at September 30, 2018, classified by asset type (in thousands, except percentages and amounts in footnotes):

At September 30, 2018	Amortized Cost	Net Carrying Amount	Percent of Portfolio	Weighted Average Coupon
Core Assets:
CRE whole loans (1)(2)	$1,464,152	$1,462,416	77.59%	6.39%
CRE mezzanine loan and preferred equity investment (2)	24,072	24,072	1.28%	11.21%
CMBS (3)	350,179	352,778	18.72%	4.58%
Total Core Assets	1,838,403	1,839,266	97.59%

Non-Core Assets:
Investments in unconsolidated entities (4)	48	48	—%	N/A (8)
Structured notes (5)	1,000	—	—%	N/A (8)
Direct financing leases (5)	801	66	—%	5.66%
Legacy CRE loans (6)(7)	53,543	45,341	2.41%	2.35%
Total Non-Core Assets	55,392	45,455	2.41%

Total Core and Non-Core Assets	$1,893,795	$1,884,721	100.00%

(1)	Net carrying amount includes an allowance for loan losses of $1.7 million at September 30, 2018.

(2)	Classified as CRE loans on the consolidated balance sheets.

(3)	Classified as investment securities available-for-sale on the consolidated balance sheets.

(4)	Classified as investments in unconsolidated entities on the consolidated balance sheets.

(5)	Classified as other assets on the consolidated balance sheets.

(6)
At June 30, 2018, two legacy CRE loans with total amortized costs and net carrying amounts of $28.3 million were reclassified to CRE loans on the consolidated balance sheets as we now intend to hold these loans to maturity.

(7)	Net carrying amount includes a lower of cost or market value adjustment of $8.2 million at September 30, 2018.

(8)	There are no stated rates associated with these investments.
Assets and Liabilities Held for Sale
The assets and liabilities of business segments classified as discontinued operations and other assets and liabilities classified as held for sale are reported separately in the accompanying consolidated financial statements and are summarized as follows at September 30, 2018 and December 31, 2017 (in thousands, except amounts in the footnote):

	September 30, 2018	December 31, 2017
ASSETS
Restricted cash	$—	$138
Accrued interest receivable	—	67
Loans held for sale (1)	17,000	93,063
Other assets (2)	854	14,450
Total assets held for sale	$17,854	$107,718

LIABILITIES
Accounts payable and other liabilities	$1,787	$10,283
Management fee payable	—	56
Accrued interest payable	—	3
Total liabilities held for sale	$1,787	$10,342

(1)
Includes a directly originated middle market loan with a carrying value of $2.0 million at December 31, 2017. In July 2018 substantially all of the assets of the borrower were sold, resulting in $2.1 million of loan repayments.

(2)
Includes our investment in life settlement contracts of $5.1 million at December 31, 2017. In 2018, substantially all of the life settlement contracts were sold or matured and there were no life settlement contracts remaining at September 30, 2018.

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

(Back to Index)

(Back to Index)

The following tables present the fair value of our derivative financial instruments as well as their classification on our consolidated balance sheets and on the consolidated statements of operations for the periods presented:
Fair Value of Derivative Instruments at September 30, 2018 (in thousands)

	Asset Derivatives
	Notional Amount	Consolidated Balance Sheets Location	Fair Value
Interest rate swap contracts, hedging (1)	$85,011	Derivatives, at fair value	$2,665

	Liability Derivatives
	Notional Amount	Consolidated Balance Sheets Location	Fair Value
Interest rate swap contracts, hedging	$85,011	Accumulated other comprehensive income	$3,030

(1)	Interest rate swap contracts are accounted for as cash flow hedges.
Fair Value of Derivative Instruments at December 31, 2017 (in thousands, except amount in footnotes)

	Asset Derivatives
	Notional Amount	Consolidated Balance Sheets Location	Fair Value
Interest rate swap contracts, hedging (1)	$41,750	Derivatives, at fair value	$602

	Liability Derivatives
	Notional Amount	Consolidated Balance Sheets Location	Fair Value
Forward contracts - foreign currency, hedging (2)(3)	$3,602	Derivatives, at fair value	$76
Interest rate swap contracts, hedging	$41,750	Accumulated other comprehensive income	$602

(1)	Interest rate swap contracts are accounted for as cash flow hedges.

(2)	Foreign currency forward contracts are accounted for as fair value hedges.

(3)
Notional amount is presented on a currency converted basis. The base currency notional amount of our foreign currency hedging forward contracts in a liability position was €3.0 million at December 31, 2017.

The Effect of Derivative Instruments on the Consolidated Statements of Operations for the
Nine Months Ended September 30, 2018 (in thousands)

	Derivatives
	Consolidated Statements of Operations Location	Realized and Unrealized Gain (Loss) (1)
Interest rate swap contracts, hedging	Interest expense	$(141)

(1)	Negative values indicate a decrease to the associated consolidated statements of operations line items.
The Effect of Derivative Instruments on the Consolidated Statements of Operations for the
Nine Months Ended September 30, 2017 (in thousands)

	Derivatives
	Consolidated Statements of Operations Location	Realized and Unrealized Gain (Loss) (1)
Interest rate swap contracts, hedging	Interest expense	$(53)
Forward contracts - foreign currency, hedging	Net realized and unrealized gain (loss) on investment securities available-for-sale and loans and derivatives	$(1,998)

(1)	Negative values indicate a decrease to the associated consolidated statements of operations line items.

(Back to Index)

(Back to Index)

At September 30, 2018, we had eighteen swap contracts outstanding in order to hedge against adverse rate movements on one-month LIBOR borrowings. Our interest rate hedges at September 30, 2018 were as follows (in thousands except percentages):

	Benchmark Rate	Notional Value	Strike Rate	Effective Date	Maturity Date	Fair Value
Interest rate swap	One-month LIBOR	$1,435	1.99%	6/18/2017	10/18/2025	$87
Interest rate swap	One-month LIBOR	3,010	2.02%	6/18/2017	1/18/2026	181
Interest rate swap	One-month LIBOR	2,525	1.94%	7/18/2017	10/18/2025	160
Interest rate swap	One-month LIBOR	3,640	2.15%	8/18/2017	3/18/2027	220
Interest rate swap	One-month LIBOR	4,025	2.09%	8/18/2017	10/18/2026	247
Interest rate swap	One-month LIBOR	13,550	2.09%	10/18/2017	9/18/2027	927
Interest rate swap	One-month LIBOR	7,500	2.20%	10/18/2017	9/18/2027	449
Interest rate swap	One-month LIBOR	2,820	2.77%	3/18/2018	3/18/2028	43
Interest rate swap	One-month LIBOR	2,571	2.86%	5/18/2018	3/18/2028	20
Interest rate swap	One-month LIBOR	3,720	2.86%	5/18/2018	11/18/2025	14
Interest rate swap	One-month LIBOR	7,325	2.80%	7/18/2018	1/18/2026	62
Interest rate swap	One-month LIBOR	4,300	2.80%	7/18/2018	1/18/2026	37
Interest rate swap	One-month LIBOR	2,300	2.85%	7/18/2018	2/18/2027	15
Interest rate swap	One-month LIBOR	4,020	2.76%	7/18/2018	7/18/2026	48
Interest rate swap	One-month LIBOR	4,020	2.76%	7/18/2018	7/18/2026	48
Interest rate swap	One-month LIBOR	4,420	2.89%	8/18/2018	7/18/2028	22
Interest rate swap	One-month LIBOR	7,330	2.85%	8/18/2018	12/18/2026	45
Interest rate swap	One-month LIBOR	6,500	2.72%	9/18/2018	7/18/2022	40
Total interest rate swaps		$85,011				$2,665

(Back to Index)

(Back to Index)

Repurchase and Credit Facilities
Borrowings under our repurchase agreements are guaranteed by us or one of our subsidiaries. The following table sets forth certain information with respect to our repurchase agreements (dollars in thousands, except amounts in footnotes):

	September 30, 2018				December 31, 2017
	Outstanding Borrowings (1)	Value of Collateral	Number of Positions as Collateral	Weighted Average Interest Rate	Outstanding Borrowings (1)	Value of Collateral	Number of Positions as Collateral	Weighted Average Interest Rate
CRE - Term Repurchase Facilities
Wells Fargo Bank, N.A. (2)	$109,039	$170,355	10	4.21%	$179,347	$268,003	19	3.68%
Morgan Stanley Bank, N.A. (3)	67,886	113,831	5	4.76%	112,151	164,122	9	4.05%
Barclays Bank PLC (4)	132,895	168,511	8	4.22%	—	—	—	—%

Trust Certificates - Term Repurchase Facilities
RSO Repo SPE Trust 2015 (5)	—	—	—	—%	26,548	89,121	2	6.98%
RSO Repo SPE Trust 2017 (6)	47,119	118,780	2	6.11%	49,596	125,254	2	5.43%

CMBS - Short-Term Repurchase Agreements
RBC Capital Markets, LLC	201,635	266,182	31	3.46%	72,131	97,745	6	2.77%
JP Morgan Securities LLC	32,718	61,380	12	3.42%	10,516	33,777	2	2.93%
Deutsche Bank Securities Inc. (7)	10,934	13,727	10	3.61%	—	—	—	—%

CMBS - Term Repurchase Facilities
Wells Fargo Bank, N.A.	—	—	—	—%	12,272	14,984	8	2.45%
Deutsche Bank AG (7)	—	—	—	—%	15,356	23,076	14	3.53%
Total	$602,226	$912,766			$477,917	$816,082

(1)	Outstanding borrowings include accrued interest payable.

(2)	Includes $1.9 million and $565,000 of deferred debt issuance costs at September 30, 2018 and December 31, 2017, respectively.

(3)	Includes $167,000 and $448,000 of deferred debt issuance costs at September 30, 2018 and December 31, 2017, respectively.

(4)	Includes $1.6 million of deferred debt issuance costs at September 30, 2018 and no deferred debt issuance costs at December 31, 2017

(5)	Includes $133,000 of deferred debt issuance costs at December 31, 2017.

(6)	Includes $233,000 and $320,000 of deferred debt issuance costs at September 30, 2018 and December 31, 2017, respectively.

(7)
In May 2018, the facility's term was rolled from a one-year basis, with extensions at the buyer's option, to a three-month basis. At June 30, 2018, the facility was reclassified from CMBS - term repurchase facilities to CMBS - short term repurchase agreements.

We were in compliance with all financial covenants in each of the respective agreements at September 30, 2018.
CRE - Term Repurchase Facilities
In February 2012, one of our wholly-owned subsidiary's entered into a master repurchase and securities agreement (the "2012 Facility") with Wells Fargo Bank, N.A. ("Wells Fargo") to finance the origination of CRE loans. In July 2018, the subsidiary entered into an amended and restated master repurchase agreement (the "2018 Facility"), in exchange for an extension fee and other reasonable costs, that maintained the $400.0 million maximum facility amount and extended the term of the facility to July 2020 with  three one-year extension options exercisable at the Company's discretion. The 2018 Facility charges interest rates of one-month LIBOR plus spreads from 1.75% to 2.50%.
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
In September 2015, one of our indirect wholly-owned subsidiary's entered into a master repurchase and securities agreement (the "Morgan Stanley Facility") with Morgan Stanley to finance the origination of CRE loans. In September 2018, we entered into an amendment to the Morgan Stanley Facility, which reduced its maximum capacity to $67.9 million and extended the maturity date through September 2019.
In October 2018, one of our indirect wholly-owned subsidiary's entered into a master repurchase agreement (the "JPMorgan Chase Facility") with JPMorgan Chase Bank, N.A. ("JPMorgan Chase") to finance the origination of CRE loans. The JPMorgan Chase Facility has a maximum facility amount of $250.0 million, charges interest of one-month LIBOR plus a spread between 2.00% and 2.25% and matures in October 2021, subject to two one-year extension options in accordance with the facility's terms. We paid a structuring fee to JPMorgan Chase as well as other reasonable closing costs.
The JPMorgan Chase Facility contains margin call provisions that provide JPMorgan Chase with certain rights if the value of purchased assets declines. Under these circumstances, JPMorgan Chase may require us to transfer cash in an amount necessary to eliminate such margin deficit or repurchase the asset(s) that resulted in the margin call.
In connection with the JPMorgan Chase Facility, we guaranteed the payment and performance under the JPMorgan Chase Facility pursuant to a guarantee agreement (the "JPMorgan Chase Guarantee") subject to a limit of 25% of the then current unpaid aggregate repurchase price of all purchased assets. The JPMorgan Chase Guarantee includes certain financial covenants required of us, including required liquidity, required capital, ratios of total indebtedness to equity and EBITDA requirements. Also, RCC Real Estate, the direct owner of the wholly-owned subsidiary, executed a pledge agreement with JPMorgan Chase pursuant to which it pledged and granted to JPMorgan Chase a continuing security interest in any and all of its right, title and interest in and to the wholly-owned subsidiary, including all distributions, proceeds, payments, income and profits from its interests in the wholly-owned subsidiary.
The JPMorgan Chase Facility specifies events of default, subject to certain materiality thresholds and grace periods, customary for this type of financing arrangement. The remedies for such events of default are also customary for this type of financing arrangement and include the acceleration of the principal amount outstanding under the JPMorgan Chase Facility and the liquidation by JPMorgan Chase of purchased assets then subject to the JPMorgan Chase Facility.
Trust Certificates - Term Repurchase Facilities
In November 2015, our subsidiary entered into a repurchase and securities agreement (the "2015 Term Repurchase Trust Facility") with RSO Repo SPE Trust 2015, a structure that provides financing under a structured sale of trust certificates to qualified institutional buyers through an offering led by Wells Fargo Securities, LLC. In July 2018, the 2015 Term Repurchase Trust Facility was paid off as a result of the exercise of the optional redemption of RCC 2015-CRE4.
Securitizations
At September 30, 2018, we retain equity in five of the securitizations we had executed, of which three had been substantially liquidated.
RCC 2015-CRE3
In August 2018, our subsidiary exercised the optional redemption feature of RCC 2015-CRE3, and all of the outstanding senior notes were paid off from the payoff proceeds of certain of the securitization's assets.
RCC 2015-CRE4
In July 2018, our subsidiary exercised the optional redemption feature of RCC 2015-CRE4, and all of the outstanding senior notes were paid off from the payoff proceeds of certain of the securitizations's assets.

(Back to Index)

(Back to Index)

Stockholders' Equity
Total stockholders' equity at September 30, 2018 was $560.3 million and gave effect to $3.0 million of net unrealized gains on our cash flow hedges and $2.6 million of net unrealized gains on our available-for-sale portfolio, shown as a component of accumulated other comprehensive income.  Stockholders' equity at December 31, 2017 was $671.5 million and gave effect to $602,000 of unrealized gains on our cash flow hedges and $695,000, after tax, of net unrealized gains on our available-for-sale portfolio, shown as a component of accumulated other comprehensive income.  The decrease in stockholders' equity during the nine months ended September 30, 2018 was primarily attributable to the March 2018 redemption of all remaining shares of Series B Preferred Stock, with a carrying value of $107.9 million and a loss on redemption of $7.5 million, offset by the combined $4.3 million increase in unrealized gains on investment securities available-for-sale and derivatives.
Balance Sheet - Book Value Reconciliation
The following table reconciles our common stock book value for the three and nine months ended September 30, 2018 (in thousands, except per share data and amounts in footnotes):

	For the Three Months Ended September 30, 2018		For the Nine Months Ended September 30, 2018
	Total Amount	Per Share Amount	Total Amount	Per Share Amount
Common stock book value at beginning of period (1)	$439,932	$14.09	$447,634	$14.46
Net income (loss) allocable to common shares	6,036	0.19	(394)	(0.01)
Change in other comprehensive income:
Available-for-sale securities	1,588	0.05	1,904	0.06
Derivatives	824	0.03	2,428	0.08
Common stock dividends	(4,685)	(0.15)	(9,369)	(0.30)
Common stock dividends on unvested shares	(63)	—	(129)	—
Accretion (dilution) from additional shares outstanding at September 30, 2018 (2)	757	0.02	2,315	(0.06)
Total net increase (decrease)	4,457	0.14	(3,245)	(0.23)
Common stock book value at end of period (1)(3)	$444,389	$14.23	$444,389	$14.23

(1)
Per share calculations exclude unvested restricted stock, as disclosed on our consolidated balance sheets, of 422,592, 427,591 and 483,073 shares at September 30, 2018, June 30, 2018 and December 31, 2017, respectively. The denominator for the calculation is 31,234,828, 31,229,829 and 30,946,819 at September 30, 2018, June 30, 2018 and December 31, 2017, respectively.

(2)	Per share amount calculation includes the impact of 4,999 and 288,009 additional shares for the three and nine months ended September 30, 2018, respectively.

(3)	Common stock book value is calculated as total stockholders' equity of $560.3 million less preferred stock equity of $116.0 million at September 30, 2018.
Common stock book value includes $11.8 million of total discount resulting from the value of the conversion option on our convertible senior notes. The convertible senior notes' discounts will be amortized into interest expense over the remaining life of each note issuance. At September 30, 2018, common stock book value excluding this item would be $432.6 million, which equates to $13.85 per share.
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

(Back to Index)

(Back to Index)

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

(Back to Index)

(Back to Index)

The following table provides a reconciliation from GAAP net (loss) income allocable to common shares to Core Earnings allocable to common shares for the periods presented (in thousands, except per share data and amounts in footnotes):

	For the Three Months Ended				For the Nine Months Ended
	September 30,				September 30,
	2018	Per Share Data	2017	Per Share Data	2018	Per Share Data	2017	Per Share Data
Net income (loss) allocable to common shares - GAAP	$6,036	$0.19	$12,644	$0.41	$(394)	$(0.01)	$17,808	$0.57
Adjustment for realized gains on CRE assets (4)	(450)	(0.02)	—	—	(450)	(0.02)	—	—
Net income (loss) allocable to common shares - GAAP, adjusted	5,586	0.17	12,644	0.41	(844)	(0.03)	17,808	0.57

Reconciling items from continuing operations:
Non-cash equity compensation expense	757	0.02	895	0.03	2,383	0.08	2,417	0.08
Non-cash (recovery of) provision for CRE loan losses	(293)	(0.01)	(612)	(0.02)	(1,092)	(0.04)	379	0.01
Litigation settlement expense (5)	—	—	1,500	0.05	(2,167)	(0.07)	1,500	0.05
Non-cash amortization of discounts or premiums associated with borrowings	815	0.03	2,450	0.08	2,389	0.08	3,278	0.11
Net loss from limited partnership interest owned at the initial measurement date (1)	—	—	703	0.02	—	—	1,073	0.03
Income tax expense (benefit) from non-core investments (2)(3)	—	—	4,464	0.14	(31)	—	5,938	0.19
Net realized gain on non-core assets (2)(3)	—	—	(39,230)	(1.26)	(476)	(0.02)	(41,015)	(1.32)
Net income from non-core assets (3)	(456)	(0.01)	(1,432)	(0.05)	(9)	—	(5,701)	(0.18)

Reconciling items from discontinued operations and CRE loans:
Net interest income on legacy CRE loans	(352)	(0.01)	(947)	(0.03)	(1,013)	(0.03)	(3,252)	(0.11)
Realized loss (gain) on liquidation of legacy CRE loans	—	—	73	—	(1,000)	(0.03)	(12,489)	(0.40)
Operating expenses on legacy CRE loans	—	—	—	—	187	0.01	—	—
Fair value adjustments on legacy CRE loans	1,588	0.05	—	—	6,260	0.20	—	—
Net loss (income) from other non-CRE investments held for sale	2	—	13	—	508	0.02	(286)	(0.01)
(Income) loss from discontinued operations, net of taxes	(364)	(0.01)	6,087	0.20	(161)	(0.01)	10,832	0.35
Core Earnings before net realized loss on CRE assets	7,283	0.23	(13,392)	(0.43)	4,934	0.16	(19,518)	(0.63)

Adjustment for realized loss on CRE loan	(2,332)	(0.07)	—	—	(2,332)	(0.07)	—	—
Adjustment for realized gain on CRE-related investment	282	0.01	—	—	282	0.01	—	—
Core Earnings allocable to common shares	$5,233	$0.17	$(13,392)	$(0.43)	$2,884	$0.10	$(19,518)	$(0.63)

Reconciling items in arriving at Core Earnings allocable to common shares, adjusted:
Realized loss on sale of a previously impaired CRE loan	2,332	0.07	—	—	2,332	0.07	—	—
Loss on redemption of Series B Preferred Stock	—	—	—	—	7,482	0.24	—	—
Litigation settlement expense	—	—	—	—	2,167	0.07	—	—
Core Earnings allocable to common shares, adjusted (6)(7)	$7,565	$0.24	$(13,392)	$(0.43)	$14,865	$0.48	$(19,518)	$(0.63)

Weighted average common shares - diluted	31,477		30,857		31,186		30,810

Core Earnings per common share - diluted	$0.17		$(0.43)		$0.09		$(0.63)
Core Earnings per common share, adjusted - diluted (6)(7)	$0.24		$(0.43)		$0.48		$(0.63)

(1)	Initial measurement date is December 31, 2016.

(2)	Income tax (benefit) expense from non-core investments and net realized loss on non-core assets are components of net income or loss from non-core assets.

(3)
Non-core assets are investments and securities owned by us at the initial measurement date in (i) commercial finance, (ii) middle market lending, (iii) residential mortgage lending, (iv) legacy CRE loans designated as held for sale and (v) other non-CRE assets included in assets held for sale.

(4)
Includes a realized gain of $282,000, or $0.01 per common share-diluted, in connection with the sale of CMBS and a realized recovery of CRE loan loss provision of $168,000, or $0.01 per common share-diluted, in connection with the sale of a previously impaired, 2013 vintage CRE loan for the three and nine months ended September 30, 2018.

(5)
Includes the payment of the settlement of a securities litigation, previously accrued in 2017, for the nine months ended September 30, 2018 and the accrual of settlement expenses for the three and nine months ended September 30, 2017.

(6)
Core Earnings, adjusted exclude a realized loss of $2.3 million, or $(0.07) per common share-diluted, for the three and nine months ended September 30, 2018 in connection with the sale of a previously impaired, 2013 vintage CRE loan.

(7)
Core Earnings, adjusted exclude a non-recurring charge of $7.5 million, or $(0.24) per common share-diluted, for the nine months ended September 30, 2018 in connection with the redemption of our remaining Series B Preferred Stock.

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

	Identified Assets at Plan Inception	Impairments/Adjustments on Non-Monetized Assets (1)(2)	Impairments/Adjustments on Monetized Assets (1)(3)	Monetized through September 30, 2018 (2)	Net Book Value at September 30, 2018
Discontinued operations and assets held for sale:
Legacy CRE loans (4)	$162.2	$(13.1)	$(17.5)	$(114.6)	$17.0
Middle market loans	73.8	—	(17.7)	(56.1)	—
Residential mortgage lending segment (5)	56.6	(2.0)	(9.6)	(43.7)	1.3
Other assets held for sale	5.9	—	3.8	(9.7)	—
Subtotal - discontinued operations and assets held for sale	298.5	(15.1)	(41.0)	(224.1)	18.3
Legacy CRE loans held for investment (6)(7)	32.5	—	—	(4.2)	28.3
Investments in unconsolidated entities	86.6	—	38.3	(124.9)	—
Commercial finance assets	62.5	—	2.1	(64.6)	—
Total	$480.1	$(15.1)	$(0.6)	$(417.8)	$46.6

(1)	Reflects adjustments as a result of the designation as assets held for sale or discontinued operations, which occurred during the third and fourth quarters of 2016 except as noted in (2) below.

(2)	Legacy CRE loans include $600,000 of protective advances to cover operating losses on a legacy CRE loan in the third quarter of 2018.

(3)	The impairment adjustment to middle market loans includes $5.4 million of fair value adjustments that occurred prior to the inception of the Plan.

(4)
Includes $88.2 million par value of loans at the inception of the Plan that were not reflected on the consolidated balance sheets until our investment in RREF CDO 2007-1 was liquidated in November 2016.

(5)	Includes $2.3 million of cash and cash equivalents not classified as assets held for sale in the residential mortgage lending segment at September 30, 2018.

(6)	Legacy CRE loans with $28.3 million of net book value were reclassified to CRE loans on the consolidated balance sheets at June 30, 2018 as we now intend to hold these loans to maturity.

(7)
Includes $30.0 million par value of loans at the inception of the Plan that were not reflected on the consolidated balance sheets until our investment in RREF CDO 2007-1 was liquidated in November 2016.

For the nine months ended September 30, 2018, our principal sources of liquidity were: (i) net proceeds of $489.0 million from additional financing, (ii) proceeds of $157.4 million from repayments on our CRE loan portfolio, (iii) net proceeds of $63.2 million from the close of a new CRE securitization, XAN 2018-RSO6, (iv) proceeds of $29.7 million from the sale of middle market loans, (v) proceeds of $14.4 million from our CRE securitization that used repaid principal to invest in CRE loan future funding commitments, (vi) proceeds of $12.0 million from the sale of a legacy CRE loan classified as an asset held for sale, (vii) proceeds of $10.4 million from our interest in Pelium Capital, an equity method investment, and (viii) proceeds of $6.4 million from our investment in life settlement contracts. These sources of liquidity substantially provided the $48.1 million of unrestricted cash we held at September 30, 2018.

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

At September 30, 2018, we had various repurchase agreements, as described below (in thousands):

	Execution Date	Maturity Date (1)	Maximum Capacity	Repurchase Principal Outstanding (2)	Availability
CRE - Term Repurchase Facilities
Wells Fargo Bank, N.A.	February 2012	July 2020	$400,000	$110,793	$289,207
Morgan Stanley Bank, N.A.	September 2015	September 2019	$67,936	67,936	N/A
Barclays Bank PLC	April 2018	April 2021	$250,000	134,327	$115,673

Trust Certificates - Term Repurchase Facility
RSO Repo SPE Trust 2017	September 2017	September 2020	N/A	47,333	N/A

CMBS - Short-Term Repurchase Agreements
RBC Capital Markets, LLC	August 2017	October 2018	N/A	200,912	N/A
JP Morgan Securities LLC	November 2012	October 2018	N/A	32,669	N/A
Deutsche Bank Securities Inc.	March 2005	October 2018	N/A	10,920	N/A
				$604,890

(1)	The CMBS - short-term repurchase agreements' maturity dates represent the next interest payment and extension dates. The agreements do not contain defined maturity dates.

(2)	Excludes accrued interest payable.

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

Historically, we have financed the acquisition of our investments through CDOs and securitizations that essentially match the maturity and repricing dates of these financing vehicles with the maturities and repricing dates of our investments. We have in the past derived substantial operating cash from our equity investments in our CDOs and securitizations which, if the CDOs and securitizations fail to meet certain tests, will cease. Through September 30, 2018, we did not experience difficulty in maintaining our existing CDO and securitization financing and passed all of the critical tests required by these financings.

(Back to Index)

(Back to Index)

The following table sets forth the distributions received by us and coverage test summaries for our active securitizations for the periods presented (in thousands):

Name	Cash Distributions		Overcollateralization Cushion (1)		End of Designated Principal Reinvestment Period
	For the Nine Months Ended September 30, 2018	For the Year Ended December 31, 2017	At September 30, 2018	At the Initial Measurement Date
RCC 2017-CRE5 (2)	$18,815	$6,643	$52,944	$20,727	July 2020
XAN 2018-RSO6 (2)	$3,638	$—	$25,731	$25,731	December 2020
Apidos Cinco (3)	$—	$2,056	N/A	$17,774	N/A

(1)	Overcollateralization cushion represents the amount by which the collateral held by the securitization issuer exceeds the minimum amount required.

(2)
The designated principal reinvestment period for RCC 2017-CRE5 and XAN 2018-RSO6 is the period in which principal repayments can be utilized to purchase loans held outside of the respective securitization that represent the funded commitments of existing collateral in the respective securitization that were not funded as of the date the respective securitization was closed. Additionally, the indenture for each securitization does not contain any interest coverage test provisions.

(3)	Apidos Cinco CDO was substantially liquidated in November 2016.
The following table sets forth the distributions received by us and liquidation details for our liquidated securitizations for the periods presented (in thousands):

Name	Cash Distributions		Liquidation Details
	For the Nine Months Ended September 30, 2018	For the Year Ended December 31, 2017	Liquidation Date	Remaining Assets at the Liquidation Date (1)

RCC 2014-CRE2 (2)	$—	$33,050	August 2017	$92,980
RCC 2015-CRE3	$3,529	$8,672	August 2018	$80,632
RCC 2015-CRE4	$4,487	$8,554	July 2018	$97,825

(1)	The remaining assets at the liquidation date were returned to us in exchange for our preference share and equity notes in the respective securitization.

(2)	Cash distributions for the year ended December 31, 2017 include preference share and equity notes distributions at liquidation of $25.6 million for RCC 2014-CRE2.
At October 26, 2018, our liquidity consisted of two primary sources:

•	unrestricted cash and cash equivalents of $80.0 million; and

•	approximately $189.0 million of liquidity from available financing of unlevered CRE and CMBS positions.
Our leverage ratio, defined as the ratio of borrowings to stockholders' equity, may vary as a result of the various funding strategies we use.  At September 30, 2018 and December 31, 2017, our leverage ratio was 2.5 times and 1.7 times, respectively. The leverage ratio increase was driven primarily by net additional borrowings combined with a decrease in stockholders' equity.
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

(Back to Index)

(Back to Index)

Contractual Obligations and Commitments

	Contractual Commitments
	(dollars in thousands, except amounts in footnotes)
	Payments due by Period
	Total	Less than 1 Year	1 - 3 Years	3 - 5 Years	More than 5 Years
At September 30, 2018:
CRE securitizations	$555,828	$—	$—	$—	$555,828
Unsecured junior subordinated debentures (1)	51,548	—	—	—	51,548
4.50% Convertible Senior Notes (2)	143,750	—	—	143,750	—
6.00% Convertible Senior Notes (3)	70,453	70,453	—	—	—
8.00% Convertible Senior Notes (4)	21,182	—	21,182	—	—
Repurchase and credit facilities (5)	606,241	313,339	292,902	—	—
Unfunded commitments on CRE loans (6)	92,181	42,175	50,006	—	—
Base management fees (7)	9,066	9,066	—	—	—
Total	$1,550,249	$435,033	$364,090	$143,750	$607,376

(1)	Contractual commitments exclude $33.6 million and $34.1 million of estimated interest expense payable through maturity, in June 2036 and October 2036, respectively, on our trust preferred securities.

(2)	Contractual commitments exclude $25.4 million of interest expense payable through maturity, in August 2022, on our 4.50% Convertible Senior Notes.

(3)	Contractual commitments exclude $700,000 of interest expense payable through maturity, in December 2018, on our 6.00% Convertible Senior Notes.

(4)	Contractual commitments exclude $2.2 million of interest expense payable through maturity, in January 2020, on our 8.00% Convertible Senior Notes.

(5)	Contractual commitments include $1.4 million of accrued interest payable at September 30, 2018 on our repurchase facilities.

(6)
Unfunded commitments on our originated CRE whole loans generally fall into two categories: (i) pre-approved capital improvement projects and (ii) new or additional construction costs subject, in each case, to the borrower meeting specified criteria. Upon completion of the improvements or construction, we would receive additional interest income on the advanced amount. At September 30, 2018, we had unfunded commitments on 50 CRE whole loans.

(7)
Base management fees presented are based on an estimate of base management fees payable to our manager over the next 12 months. Our management agreement also provides for an incentive fee arrangement that is based on operating performance.  The incentive fee is not a fixed and determinable amount, and therefore it is not included in this table.

Off-Balance Sheet Arrangements
General
At September 30, 2018, we did not maintain any relationships with unconsolidated entities or financial partnerships that were established for the purpose of facilitating off-balance sheet arrangements or contractually narrow or limited purposes, although we do have interests in unconsolidated entities not established for those purposes. Except as set forth below, at September 30, 2018, we had not guaranteed obligations of any unconsolidated entities or entered into any commitment or letter of intent to provide additional funding to any such entities.
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
In May 2017, we received proceeds of $16.2 million from the sale of our equity interest in Pearlmark Mezz, an unconsolidated entity. As part of our sale of Pearlmark Mezz, we entered into an indemnification agreement whereby we indemnified the purchaser against realized losses of up to $4.3 million on one mezzanine loan until its final maturity date in 2020. At September 30, 2018, we have a contingent liability, reported in accounts payable and other liabilities on our consolidated balance sheets, of $703,000 outstanding as a reserve for probable losses on the indemnification. We did not record any additional reserve for probable losses during the three and nine months ended September 30, 2018.

(Back to Index)

(Back to Index)

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
At September 30, 2018, the primary component of our market risk was interest rate risk, as described below. While we do not seek to avoid risk completely, we do seek to assume risk that can be quantified from historical experience, to actively manage that risk, to earn sufficient compensation to justify assuming that risk and to maintain capital levels consistent with the risk we undertake or to which we are exposed.
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
The following sensitivity analysis table presents, at September 30, 2018, the estimated impact on the fair value of our interest rate-sensitive investments, instruments and liabilities of changes in interest rates, assuming rates instantaneously fall 100 basis points and rise 100 basis points (in thousands, except percentages):

	September 30, 2018
	Interest rates fall 100 basis points	Unchanged	Interest rates rise 100 basis points
Interest rate-sensitive investment securities:
Fair value	$127,935	$124,190	$121,438
Change in fair value	$3,745	$—	$(2,752)
Change as a percent of fair value	3.02%	—%	(2.22)%

Interest rate-sensitive hedging instruments:
Fair value	$(3,402)	$2,665	$8,243
Change in fair value	$(6,067)	$—	$5,578
Change as a percent of fair value	(228)%	—%	209%
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
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting during the quarter ended September 30, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

(Back to Index)

(Back to Index)

PART II

ITEM 1.	LEGAL PROCEEDINGS
We may become involved in litigation on various matters due to the nature of our business activities. The resolution of these matters may result in adverse judgments, fines, penalties, injunctions and other relief against us as well as monetary payments or other agreements and obligations. In addition, we may enter into settlements on certain matters in order to avoid the additional costs of engaging in litigation. Except as discussed below, we are unaware of any contingencies arising from such litigation that would require accrual or disclosure in the consolidated financial statements at September 30, 2018.
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
In April 2018, we funded $2.0 million into escrow in connection with the proposed settlement of outstanding litigation. We did not have any general litigation reserve at September 30, 2018, and we had a general litigation reserve of $2.2 million, including estimated legal costs, at December 31, 2017.
Primary Capital Mortgage, LLC ("PCM") is subject to litigation related to claims for repurchases or indemnifications on loans that PCM has sold to third parties.  At September 30, 2018, no such litigation demand was outstanding. At December 31, 2017, such litigation demands totaled approximately $6.5 million. Reserves for such litigation demands are included in the reserve for mortgage repurchases and indemnifications that totaled $1.7 million and $5.7 million at September 30, 2018 and December 31, 2017, respectively. The reserves for mortgage repurchases and indemnifications are included in liabilities held for sale on the consolidated balance sheets.
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
On November 22, 2017, the Plaintiff's motion for class certification was granted in Levin v. Resource Capital Corp. (the "Levin Action"), a previously disclosed securities litigation against us and certain of our current and former officers that was pending in the United States District Court for the Southern District of New York. On February 5, 2018, we entered into a stipulation and agreement of settlement (the "Settlement Agreement"), which received final approval from the Court on August 3, 2018. The Settlement Agreement settled all claims asserted in the action on behalf of the certified class (the "Settlement"), which consisted, with specified exceptions, of all persons who purchased our common stock, 8.25% Series B Cumulative Redeemable Preferred Stock or 8.625% Fixed-to-Floating Series C Cumulative Redeemable Preferred Stock between October 31, 2012 and August 5, 2015. Under the terms of the Settlement Agreement, a payment of $9.5 million has been made to settle the litigation. The settlement payment was funded principally by insurance coverage, and we do not anticipate that the Settlement will have a material adverse impact on our financial condition. In exchange for the settlement consideration, we and the individual defendants in the Levin Action (and certain related parties) have been released from all claims that have been or could have been asserted in the case by class members (and certain related parties), excluding one holder of less than 500 shares who opted out of the Settlement. The terms of the Settlement and release of claims are described in greater detail in the Settlement Agreement filed with the Court and the Final Judgment and Order of Dismissal with Prejudice entered by the Court on August 3, 2018. The Settlement Agreement contains no admission of misconduct by us or any of the individual defendants and expressly acknowledges that we and the individual defendants deny all allegations of wrongdoing and maintain that we and they have at all times acted in good faith and in compliance with the law.

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

99.1(b)	Amended and Restated Guaranty Agreement made by Exantas Capital Corp., as guarantor, and Wells Fargo Bank, National Association, dated as of July 19, 2018 (12)
99.2(a)	Master Repurchase and Securities Contract Agreement between RCC Real Estate 6, LLC and Morgan Stanley Bank, NA, dated as of September 10, 2015. (30)
99.2(b)	Second Amendment to Master Repurchase and Securities Contract Agreement between RCC Real Estate 6, LLC and Morgan Stanley Bank, N.A. dated as of September 10, 2018.
99.2(c)	Guaranty dated as of September 10, 2015, made by Resource Capital Corp., as guarantor, in favor of Morgan Stanley Bank, N.A. (30)
99.3(a)	Master Repurchase Agreement between RCC Real Estate SPE 7, LLC and Barclays Bank PLC, dated as of April 10, 2018. (40)
99.3(b)	Guaranty dated as of April 10, 2018, made by Resource Capital Corp., as guarantor, in favor of Barclays Bank PLC. (40)
99.4(a)	Master Repurchase Agreement for $250,000,000 between RCC Real Estate SPE 8, LLC, as Seller, and JPMorgan Chase Bank, National Association, as Buyer, dated October 26, 2018. (42)
99.4(b)	Guarantee made by Exantas Capital Corp., as guarantor, in favor of JPMorgan Chase Bank, National Association, dated October 26, 2018. (42)
99.5
Agreement and Plan of Merger dated as of May 22, 2016 by and among Resource America, Inc., C-III Capital Partners LLC, and Regent Acquisition Inc. (included as Exhibit A to the Letter Agreement referred in Exhibit 10.7) (31)

99.6	Federal Income Tax Consequences of our Qualification as a REIT. (33)
101	Interactive Data Files.

(Back to Index)

(Back to Index)

(1)	Filed previously as an exhibit to the Company's registration statement on Form S-11, Registration No. 333-126517.
(2)	Filed previously as an exhibit to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2006.
(3)	Filed previously as an exhibit to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2006.
(4)	Filed previously as an exhibit to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2013.
(5)	Filed previously as an exhibit to the Company's Current Report on Form 8-K filed on June 26, 2014.
(6)	Filed previously as an exhibit to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2009.
(7)	Filed previously as an exhibit to the Company's Proxy Statement filed on April 16, 2014.
(8)	Filed previously as an exhibit to the Company's Registration Statement on Form S-11 (File No. 333-132836).
(9)	Filed previously as an exhibit to the Company's Registration Statement on Form 8-A filed on June 9, 2014.
(10)	Filed previously as an exhibit to the Company's Annual Report on Form 10-K for the year ended December 31, 2010.
(11)	Filed previously as an exhibit to the Company's Current Report on Form 8-K filed on March 2, 2011.
(12)	Filed previously as an exhibit to the Company's Current Report on Form 8-K filed on July 25, 2018.
(13)	Filed previously as an exhibit to the Company's Annual Report on Form 10-K for the year ended December 31, 2012 filed on March 18, 2013.
(14)	Filed previously as an exhibit to the Company's Current Report on Form 8-K filed on March 2, 2012.
(15)	Filed previously as an exhibit to the Company's Current Report on Form 8-K filed on June 13, 2012.
(16)	Filed previously as an exhibit to the Company's registration statement on Form 8-A filed on June 8, 2012.
(17)	Filed previously as an exhibit to the Company's Current Report on Form 8-K filed on June 29, 2012.
(18)	Filed previously as an exhibit to the Company's Registration Statement on Form 8-A filed on September 28, 2012.
(19)	Filed previously as an exhibit to the Company's Current Report on Form 8-K filed on September 23, 2014.
(20)	Filed previously as an exhibit to the Company's Current Report on Form 8-K filed on January 13, 2015.
(21)	Filed previously as an exhibit to the Company's Current Report on Form 8-K filed on October 1, 2012.
(22)	Filed previously as an exhibit to the Company Current Report on Form 8-K filed on November 20, 2012.
(23)	Filed previously as an exhibit to the Company's Current Report on Form 8-K filed on April 8, 2013.
(24)	Filed previously as an exhibit to the Company's Current Report on Form 8-K filed on July 25, 2013.
(25)	Filed previously as an exhibit to the Company's Current Report on Form 8-K filed on October 21, 2013.
(26)	Filed previously as an exhibit to the Company's Current Report on Form 8-K filed on November 20, 2014.
(27)	Filed previously as an exhibit to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2014.
(28)	Filed previously as an exhibit to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2015.
(29)	Filed previously as an exhibit to the Company's Current Report on Form 8-K filed on September 1, 2015.
(30)	Filed previously as an exhibit to the Company's Current Report on Form 8-K filed on September 16, 2015.
(31)	Filed previously as an exhibit to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2016.
(32)	Filed previously as an exhibit to the Company's Current Report on Form 8-K filed on August 5, 2016.
(33)	Filed previously as an exhibit to the Company's Annual Report on Form 10-K for the year ended December 31, 2016.
(34)	Filed previously as an exhibit to the Company's Current Report on Form 8-K filed on June 8, 2017.
(35)	Filed previously as an exhibit to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2017.
(36)	Filed previously as an exhibit to the Company's Current Report on Form 8-K filed on August 16, 2017.
(37)	Filed previously as an exhibit to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2016.
(38)	Filed previously as an exhibit to the Company's Current Report on Form 8-K filed on December 18, 2017.
(39)	Filed previously as an exhibit to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2017.
(40)	Filed previously as an exhibit to the Company's Current Report on Form 8-K filed on April 12, 2018.
(41)	Filed previously as an exhibit to the Company's Current Report on Form 8-K filed on May 25, 2018.
(42)	Filed previously as an exhibit to the Company's Current Report on Form 8-K filed on October 30, 2018.

(Back to Index)

(Back to Index)

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

EXANTAS CAPITAL CORP.
(Registrant)

November 7, 2018	By:	/s/ Robert C. Lieber
Robert C. Lieber
Chief Executive Officer

November 7, 2018	By:	/s/ David J. Bryant
David J. Bryant
Senior Vice President
Chief Financial Officer and Treasurer

November 7, 2018	By:	/s/ Eldron C. Blackwell
Eldron C. Blackwell
Vice President
Chief Accounting Officer

(Back to Index)