Form 10-K
period 2018-12-31
Exantas Capital Corp.
filed 2019-03-11
CIK 1332551

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2018

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________ to __________

Commission file number 1-32733

EXANTAS CAPITAL CORP.

(Exact name of registrant as specified in its charter)

Maryland	20-2287134
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

717 Fifth Avenue, New York, New York 10022
(Address of principal executive offices) (Zip Code)

Registrant's telephone number, including area code 212-621-3210

Securities registered pursuant to Section 12(b) of the Act:
Title of each class	Name of each exchange on which registered
Common Stock, $.001 par value	New York Stock Exchange
8.625% Fixed-to-Floating Series C Cumulative Redeemable Preferred Stock	New York Stock Exchange

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  ☐ Yes ☑ No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  ☐ Yes ☑ No

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

The aggregate market value of the voting common equity held by non-affiliates of the registrant, based on the closing price of such stock on the last business day of the registrant's most recently completed second fiscal quarter (June 30, 2018) was approximately $306,188,522.

The number of outstanding shares of the registrant's common stock on March 5, 2019 was 31,852,998 shares.

DOCUMENTS INCORPORATED BY REFERENCE

The information required by Part III of this Form 10-K, to the extent not set forth herein or by amendment, is incorporated by reference from the registrant's definitive proxy statement to be filed with the Securities and Exchange Commission within 120 days.

(Back to Index)

(Back to Index)

FORWARD-LOOKING STATEMENTS

In this annual report on Form 10-K, references to "Company," "we," "us," or "our" refer to Exantas Capital Corp. and its subsidiaries; references to the Company's "Manager" refer to Exantas Capital Manager Inc., an indirect wholly-owned subsidiary of C-III Capital Partners LLC, unless specifically stated otherwise or the context otherwise indicates. This report contains certain forward-looking statements. Forward-looking statements relate to expectations, beliefs, projections, future plans and strategies, anticipated events or trends and similar expressions concerning matters that are not historical facts. In some cases, you can identify forward-looking statements by terms such as "anticipate," "believe," "could," "estimate," "expects," "intend," "may," "plan," "potential," "project," "should," "will" and "would" or the negative of these terms or other comparable terminology.

Forward-looking statements contained in this report are based on our beliefs, assumptions and expectations regarding our future performance, taking into account all information currently available to us. These beliefs, assumptions and expectations can change as a result of many possible events or factors, not all of which are known to us or are within our control. If a change occurs, our business, financial condition, liquidity and results of operations may vary materially from those expressed in our forward-looking statements. Forward-looking statements we make in this report are subject to various risks and uncertainties that could cause actual results to vary from our forward-looking statements, including:

•

the factors described in this report, including those set forth under the sections captioned "Risk Factors,""Business" and "Management's Discussion and Analysis of Financial Conditions and Results of Operations";

•	changes in our industry, interest rates, the debt securities markets, real estate markets or the general economy;
•	increased rates of default and/or decreased recovery rates on our investments;
•	availability, terms and deployment of capital;
•	availability of qualified personnel;
•	changes in governmental regulations, tax rates and similar matters;
•	changes in our business strategy;
•	availability of investment opportunities in commercial real estate and commerical real estate-related assets;
•	the degree and nature of our competition;
•	the adequacy of our cash reserves and working capital; and
•	the timing of cash flows, if any, from our investments.

We caution you not to place undue reliance on these forward-looking statements, which speak only as of the date of this report. All subsequent written and oral forward-looking statements attributable to us or any person acting on our behalf are expressly qualified in their entirety by the cautionary statements contained or referred to in this section. Except to the extent required by applicable law or regulation, we undertake no obligation to update these forward-looking statements to reflect events or circumstances after the date of this filing or to reflect the occurrence of unanticipated events.

(Back to Index)

(Back to Index)

PART I

ITEM 1.	BUSINESS

General

We are a Maryland corporation, incorporated in 2005, and a real estate finance company that is organized and conducts our operations to qualify as a real estate investment trust, or REIT, for federal income tax purposes under Subchapter M of the Internal Revenue Code of 1986, as amended, or the Code. Our investment strategy is primarily focused on originating, holding and managing commercial mortgage loans and commercial real estate-related debt investments. We are externally managed by Exantas Capital Manager Inc., or our Manager, which is an indirect wholly-owned subsidiary of C-III Capital Partners LLC, or C-III, a leading commercial real estate, or CRE, investment management and services company engaged in a broad range of activities. Our Manager draws upon the management teams of C-III and its subsidiaries and its collective investment experience to provide its services.

Our objective is to provide our stockholders with total returns over time, including quarterly distributions and capital appreciation, while seeking to manage the risks associated with our investment strategies. We finance a substantial portion of our portfolio investments through borrowing strategies seeking to match the maturities and repricing dates of our financings with the maturities and repricing dates of those financed investments, and we seek to mitigate interest rate risk through derivative investments.

Our investment strategy targets the following core asset class:

CRE/Core Asset Class	Principal Investments
Commercial real estate-related assets	●	First mortgage loans, which we refer to as whole loans;
	●	First priority interests in first mortgage loans, which we refer to as A-notes;
	●	Subordinated interests in first mortgage loans, which we refer to as B-notes;
	●	Mezzanine debt related to CRE that is senior to the borrower's equity position but subordinated to other third-party debt;
	●	Preferred equity investments related to CRE that are subordinate to first mortgage loans and are not collateralized by the property underlying the investment;
	●	Commercial mortgage-backed securities, which we refer to as CMBS; and
	●	CRE equity investments.

In November 2016, we received approval from our board of directors, or our Board, to execute a strategic plan, or the Plan, to focus our strategy on CRE debt investments. The Plan contemplated disposing of certain legacy CRE debt investments, exiting underperforming non-core asset classes and investments, and establishing a dividend policy based on sustainable earnings. Legacy CRE loans are loans underwritten prior to 2010, or legacy CRE loans.

We began to implement the Plan during the fourth quarter of 2016 and as a result, two non-core operating segments: (i) residential mortgage loans and residential mortgage-backed securities, or RMBS, and (ii) middle market secured corporate loans and preferred equity investments, were reclassified as held for sale and are considered discontinued operations at December 31, 2018 and 2017.

We have substantially completed the execution of the Plan. As of December 31, 2018, we had approximately $29.8 million of the $480.1 million of identified Plan assets remaining, of which $28.5 million related to two remaining legacy CRE loans. We have deployed the capital received from executing the Plan primarily into our CRE lending business and CMBS investments. These investments were initially financed in part through our CRE and CMBS term facilities and, in the case of CRE loans, through securitizations.

We typically target transitional floating-rate CRE loans between $20.0 million and $30.0 million. During the year ended December 31, 2018, we originated 41 CRE loans with total commitments of $861.6 million, which was our highest production year since inception. During the year ended December 31, 2018, we acquired CMBS with total face values of $252.3 million. We expect to continue to diversify and extend the duration of our core CRE portfolio by investing in CMBS where we see attractive investment opportunities. We expect to see continued positive momentum in 2019 and anticipate that our originations and investments for the year ended December 31, 2019 will be between $850.0 million and $1.0 billion for the calendar year.

Our Business Strategy

The core components of our business strategy are:

Investment in CRE assets. We are currently invested in CRE whole loans, CRE mezzanine loans, CRE preferred equity interests and investment grade and non-investment grade CMBS. Our goal is to allocate 90% to 100% of our equity to CRE investments. At December 31, 2018, our equity was allocated as follows: 95% in core assets and 5% in non-core assets.

(Back to Index)

(Back to Index)

Managing our investment portfolio. At December 31, 2018, we managed $2.1 billion of assets, including $742.0 million of assets that were financed and held in variable interest entities. The core of our management process is credit analysis, which our Manager, with the assistance of C-III, uses to actively monitor our existing investments and as a basis for evaluating new investments. Senior management of our Manager and C-III have extensive experience in underwriting the credit risk associated with our targeted asset classes and conduct detailed due diligence on all investments. After we make investments, our Manager and C-III actively monitor them for early detection of trouble or deterioration. If a default occurs, we will use our senior management team's asset management experience in seeking to mitigate the severity of any loss and to optimize the recovery from assets collateralizing the investment.

Managing our interest rate and liquidity risk. We engage in a number of business activities that are vulnerable to interest rate and liquidity risk and we seek to manage those risks. Our hedging strategy intends to take advantage of commonly available derivative contracts, including interest rate swaps and caps, to reduce, to the extent possible, those risks. The risks on our short-term financing agreements, principally repurchase agreements, are managed by limiting our financial exposure under the agreements to either a stated investment amount or a fixed guaranty amount. The risks on our long-term financing agreements, principally term financing facilities, are managed by seeking to match the maturity and repricing dates of our financed investments with the maturities and repricing dates of our long-term financing facilities. Additionally, we match investment and financing maturity and repricing dates using securitization vehicles structured by our Manager and, subject to the availability of markets for securitization financings, we expect to continue to use securitizations in the future to accomplish our long-term match funding financing strategy.

At December 31, 2018, our repurchase facilities with debt outstanding were as follows (in thousands):

	Outstanding Borrowings (1)(2)	Value of Collateral	Equity at Risk (3)
At December 31, 2018:
CRE - Term Repurchase Facilities
Wells Fargo Bank, N. A.	$154,478	$226,530	$71,398
Morgan Stanley Bank, N. A.	37,113	62,457	$25,485
Barclays Bank PLC	240,416	308,389	$67,826
JPMorgan Chase Bank, N.A.	75,440	98,839	$21,788
CMBS - Short-Term Repurchase Agreements
RBC Capital Markets, LLC	246,476	313,644	$67,182
JP Morgan Securities LLC	42,040	73,066	$31,226
Deutsche Bank Securities Inc.	7,305	9,158	$1,868
Total	$803,268	$1,092,083
(1)	Outstanding borrowings includes accrued interest payable and deferred debt issuance costs.
(2)	The repurchase agreements exclude the trust certificate - term repurchase facility outstanding.
(3)	Equity at risk includes accrued interest receivable net of accrued interest payable.

These borrowings charged a floating rate of interest. For more information concerning our term facilities and repurchase agreements, see Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources," and Note 10 of the "Notes to Consolidated Financial Statements" contained in Item 8, "Financial Statements and Supplementary Data," of this report. We continuously monitor our compliance with all of the financial covenants. We were in compliance with all financial covenants, as defined in the respective agreements, at December 31, 2018.

Diversification of investments. We manage our investment risk by maintaining a diversified portfolio of commercial mortgage loans and CRE-related investments. As funds become available for investment or reinvestment, we seek to maintain diversification by property type and geographic location while allocating our capital to investment opportunities that we believe are the most economically attractive. The percentage of assets that we have invested in certain non-core and real estate-related investments is subject to the federal income tax requirements for REIT qualification and the requirements for exclusion from regulation under the Investment Company Act of 1940, or the Investment Company Act.

Our Operating Policies

Investment guidelines. We have established investment policies, procedures and guidelines that are reviewed and approved by our Manager's investment committee and our Board. The investment committee and/or our Board, as applicable, meets regularly to consider and approve proposed specific investments. Our Board monitors the execution of our overall investment strategies and targeted asset classes. We acquire our investments primarily for income. We do not have a policy that requires us to focus our investments in one or more particular geographic areas or industries.

Financing policies. We use leverage in order to increase potential returns to our stockholders and for financing our portfolio. We do not speculate on changes in interest rates. Although we have identified leverage targets for each of our targeted asset classes, our investment policies do not have any minimum or maximum leverage limits. Our Manager's investment committee has the discretion, without the need for further approval by our Board, to increase the amount of leverage we incur above our targeted range for individual asset classes subject, however, to any leverage constraints that may be imposed by existing financing arrangements.

(Back to Index)

(Back to Index)

We use borrowing and securitization strategies to accomplish our long-term match funding financing strategy. Based upon current conditions in the credit markets for CDOs and CLOs, we expect to modestly increase leverage through new CLO securitizations and the continued use of our term repurchase and short-term repurchase facilities in 2019. We may also seek other credit arrangements to finance new investments that we believe can generate attractive risk-adjusted returns, subject to availability.

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

General

The table below summarizes the amortized costs and net carrying amounts of our core and non-core investments at December 31, 2018, classified by asset type (in thousands, except percentages and amounts in footnotes):

At December 31, 2018	Amortized Cost	Net Carrying Amount	Percent of Portfolio	Weighted Average Coupon
Core Assets:
CRE whole loans (1)(2)	$1,517,598	$1,516,196	76.27%	6.34%
CRE mezzanine loan and preferred equity investment (2)	24,255	24,255	1.22%	11.21%
CMBS, fixed rate (3)	121,487	119,739	6.02%	4.12%
CMBS, floating rate (3)	301,132	299,259	15.06%	5.11%
Total Core Assets	1,964,472	1,959,449	98.57%
Non-Core Assets:
Structured notes (4)	1,000	—	—%	N/A (7)
Direct financing leases (4)	801	66	—%	N/A (7)
Legacy CRE loans (5)(6)	33,181	28,516	1.43%	1.67%
Total Non-Core Assets	34,982	28,582	1.43%

Total Core and Non-Core Assets	$1,999,454	$1,988,031	100.00%
(1)	Net carrying amount includes an allowance for loan losses of $1.4 million at December 31, 2018.
(2)	Classified as CRE loans on the consolidated balance sheets.
(3)	Classified as investment securities available-for-sale on the consolidated balance sheets.
(4)	Classified as other assets on the consolidated balance sheets.
(5)

At June 30, 2018, two legacy CRE loans with total amortized costs and net carrying amounts of $28.3 million were reclassified to CRE loans on the consolidated balance sheet as we intend to hold these loans to maturity. In December 2018, one reclassified legacy CRE loan with an amortized cost and carrying amount of $16.8 million paid off at par.

(6)	Net carrying amount includes a lower of cost or market value adjustment of $4.7 million at December 31, 2018.
(7)	There are no stated rates associated with these investments.

Core Asset Classes

CRE Debt Investments

Whole loans. We predominantly originate first mortgage loans, or whole loans, directly to borrowers. The direct origination of whole loans enables us to better control the structure of the loans and to maintain direct lending relationships with borrowers. We may create tranches of a loan we originate, consisting of an A-note (described below) and a B-note (described below), as well as mezzanine loans or other participations, which we may hold or sell to third parties. We do not obtain ratings on these investments. With respect to our portfolio at December 31, 2018, our whole loan investments had loan-to-collateral value, or LTV, ratios that typically do not exceed 85%. Typically, our whole loans are structured with an original term of up to three years, with one-year extensions that bring the loan to a maximum term of five years. Substantially all of our CRE loans held at December 31, 2018 were whole loans. We expect to hold our whole loans to maturity.

(Back to Index)

(Back to Index)

Senior interests in whole loans (A-notes). We may invest in senior interests in whole loans, referred to as A-notes, either directly originated or purchased from third parties. We do not intend to obtain ratings on these investments. We expect our typical A-note investments to have LTV ratios not exceeding 70%, and will generally be structured with an original term of up to three years, with one-year extensions that bring the loan to a maximum term of five years. We expect to hold any A-note investments to maturity. We did not hold any A-note investments at December 31, 2018.

Subordinate interests in whole loans (B-notes). To a lesser extent, we may invest in subordinate interests in whole loans, referred to as B-notes, which we will either directly originate or purchase from third parties. B-notes are loans secured by a first mortgage but are subordinated to an A-note. The subordination of a B-note is generally evidenced by an intercreditor or participation agreement between the holders of the A-note and the B-note. In some instances, the B-note lender may require a security interest in the stock or other equity interests of the borrower as part of the transaction. B-note lenders have the same obligations, collateral and borrower as the A-note lender, but typically are subordinated in recovery upon a default to the A-note lender. B-notes share certain credit characteristics with second mortgages in that both are subject to greater credit risk with respect to the underlying mortgage collateral than the corresponding first mortgage or A-note. We do not intend to obtain ratings on these investments. We expect our typical B-note investments to have LTV ratios between 55% and 80%, and will generally be structured with an original term of up to three years, with one-year extensions that bring the loan to a maximum term of five years. We expect to hold any B-note investments to maturity. We did not hold any B-note investments at December 31, 2018.

In addition to the accrued interest receivable on a B-note, we may earn fees charged to the borrower under the note or additional income by receiving principal payments in excess of the discounted price (below par value) we paid to acquire the note. Our ownership of a B-note with controlling class rights may, in the event the financing fails to perform according to its terms, cause us to pursue our remedies as owner of the B-note, which may include foreclosure on, or modification of, the note. In some cases, the owner of the A-note may be able to foreclose or modify the note against our wishes as owner of the B-note. As a result, our economic and business interests may diverge from the interests of the owner of the A-note.

Mezzanine financing. We may invest in mezzanine loans that are senior to the borrower's equity in, and subordinate to the mortgage loan on, a property. A mezzanine loan is typically secured by a pledge of the ownership interests in the entity that directly owns the real property or by a second lien mortgage loan on the property. In addition, mezzanine loans typically include credit enhancements such as letters of credit, personal guarantees of the principals of the borrower, or collateral unrelated to the property. A mezzanine loan may be structured so that we receive a stated fixed or variable interest rate on the loan as well as a percentage of gross revenues and a percentage of the increase in the fair market value of the property securing the loan, payable upon maturity, refinancing or sale of the property. Mezzanine loans may also have prepayment lockouts, penalties, minimum profit hurdles and other mechanisms to protect and enhance returns in the event of premature repayment. We expect our mezzanine investments to have LTV ratios between 65% and 90% with stated maturities from three to five years. We expect to hold mezzanine loans to maturity. At December 31, 2018, our loan portfolio included two mezzanine loans.

Preferred equity investments. We may invest in preferred equity investments in entities that own or acquire CRE properties. These investments are subordinate to first mortgage loans and mezzanine debt and are typically structured to provide some credit enhancement differentiating it from the common equity. We expect our preferred equity investments to have LTV ratios between 65% and 90% with stated maturities from three to eight years. We expect to hold preferred equity investments to maturity. At December 31, 2018, we had one preferred equity investment.

(Back to Index)

(Back to Index)

The following charts describe the property type and the geographic breakdown, by National Council of Real Estate Investment Fiduciaries, or NCREIF, region of our CRE loan portfolio at December 31, 2018 (based on carrying value), excluding our legacy CRE loans classified as assets held for sale:

The total loan portfolio, at carrying value, was $1.6 billion at December 31, 2018. "Other" property types included self-storage (2.4%), industrial (1.3%) and manufactured housing (1.3%).

(Back to Index)

(Back to Index)

The Southwest region constituted 32.3% of our portfolio, of which 30.4% was in Texas, and its collateral was comprised of 81.5% multifamily properties. The Mountain region constituted 20.9% of our portfolio, of which 11.3% was in Arizona, and its collateral was comprised of 75.2% multifamily properties and 21.2% hotel properties. The Pacific region constituted 17.1% of our portfolio and its collateral was comprised of 52.2% retail properties. In the Pacific region, Southern California constituted 11.9% of the total loan portfolio and Northern California constituted 4.0% of the total loan portfolio. We view our investment and credit strategies as being adequately diversified across property types in the Southwest, Mountain and Pacific regions.

As part of the Plan, certain underperforming legacy CRE loans were classified as held for sale at December 31, 2016. At December 31, 2018, we had one remaining legacy CRE loan classified as held for sale.

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

CRE Equity Investments

We may invest directly in the ownership of CRE equity investments by restructuring CRE loans and taking control of the properties where we believe we can protect capital and ultimately generate capital appreciation. We may acquire CRE equity investments through a joint venture or wholly-owned subsidiary. We intend to primarily use an affiliate of our Manager to manage the CRE equity investments when held. At December 31, 2018, we had no direct ownership of any CRE equity investments.

Non-Core Asset Classes

Structured Note Investments and RMBS

We have historically invested in structured notes and RMBS as part of our trading portfolio. Structured note investments are investments in structured finance vehicles that are typically among the most junior debt securities, or are equity securities, issued by the vehicle. These notes and equity securities typically receive quarterly interest payments or distributions only after the more senior debt securities issued by the vehicle have received all amounts contractually then owned to them. We also have invested in RMBS, which are securities that are secured or evidenced by interests in pools of residential mortgage loans. At December 31, 2018, we had one investment in a structured note with no carrying value and no investments in RMBS.

Residential Mortgage Origination

Primary Capital Mortgage, LLC, or PCM, is a residential mortgage lender and servicer that were moved to discontinued operations in the fourth quarter of 2016. PCM's assets and liabilities were marked to the lower of cost or fair market value, less cost to sell, and transferred to held for sale status. We liquidated the remaining assets in 2018.

Middle Market Loans

We have historically made both senior and subordinated, secured and unsecured loans to middle market companies either through directly originated transactions or purchases from third parties. As part of our Plan, our middle market business was moved to discontinued operations in the fourth quarter of 2016 and the remaining assets were marked to the lower of cost or fair market value, less cost to sell, and transferred to held for sale status. We liquidated the remaining loans in 2018.

Competition

See Item 1A "Risk Factors - Risks Related to Our Investments - We may face competition for suitable investments."

(Back to Index)

(Back to Index)

Management Agreement

We have a management agreement, amended and restated on December 14, 2017, or the Management Agreement, with our Manager pursuant to which our Manager provides the day-to-day management of our operations. The Management Agreement requires our Manager to manage our business affairs in conformity with the policies and investment guidelines established by our Board. Our Manager provides its services under the supervision and direction of our Board. Our Manager is responsible for the selection, purchase and sale of our portfolio investments, our financing activities and providing us with investment advisory services. Our Manager and its affiliates also provide us with a Chief Financial Officer and a sufficient number of additional accounting, finance, tax and investor relations professionals. Our Manager receives fees and is reimbursed for its expenses as follows:

•

A monthly base management fee equal to 1/12th of the amount of our equity multiplied by 1.50%; however, the base management fee was fixed at $937,500 per month from October 1, 2017 through December 31, 2018. Under the Management Agreement, ''equity'' is equal to the net proceeds from issuances of shares of capital stock (or the value of common shares upon the conversion of convertible securities), less offering-related costs, plus or minus our retained earnings (excluding non-cash equity compensation incurred in current or prior periods) less all amounts we have paid for common stock and preferred stock repurchases. The calculation is adjusted for one-time events due to changes in GAAP as well as other non-cash charges, upon approval of our independent directors.

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

•

Per-loan underwriting and review fees in connection with valuations of and potential investments in certain subordinate commercial mortgage pass-through certificates, in amounts approved by a majority of the independent directors.

•	Reimbursement of out-of-pocket expenses and certain other costs incurred by our Manager and its affiliates that relate directly to us and our operations.
•

Reimbursement of our Manager's and its affiliates' expenses for (A) the wages, salaries and benefits of our Chief Financial Officer, (B) a portion of the wages, salaries and benefits of accounting, finance, tax and investor relations professionals, in proportion to such personnel's percentage of time allocated to our operations, and (C) personnel principally devoted to our ancillary operating subsidiaries.

Incentive compensation is calculated and payable quarterly to our Manager to the extent it is earned. Up to 75% of the incentive compensation is payable in cash and at least 25% is payable in the form of an award of common stock. Our Manager may elect to receive more than 25% of its incentive compensation in common stock. All shares are fully vested upon issuance; however, our Manager may not sell such shares for one year after the incentive compensation becomes due and payable unless the Management Agreement is terminated. Shares payable as incentive compensation are valued as follows:

•	if such shares are traded on a securities exchange, at the average of the closing prices of the shares on such exchange over the 30-day period ending three days prior to the issuance of such shares;
•	if such shares are actively traded over-the-counter, at the average of the closing bid or sales price as applicable over the 30-day period ending three days prior to the issuance of such shares; and
•	if there is no active market for such shares, at the fair market value as reasonably determined in good faith by our Board.

(Back to Index)

(Back to Index)

The Management Agreement's current contract term ends on March 31, 2019, and the agreement provides for automatic one year renewals on such date and on each March 31 thereafter until terminated. Our Board reviews our Manager's performance annually. The Management Agreement may be terminated annually upon the affirmative vote of at least two-thirds of our independent directors, or by the affirmative vote of the holders of at least a majority of the outstanding shares of our common stock, based upon unsatisfactory performance that is materially detrimental to us or a determination by our independent directors that the management fees payable to our Manager are not fair, subject to our Manager's right to prevent such a compensation termination by accepting a mutually acceptable reduction of management fees. Our Board must provide 180 days' prior notice of any such termination. If we terminate the Management Agreement, our Manager is entitled to a termination fee equal to four times the sum of the average annual base management fee and the average annual incentive compensation earned by our Manager during the two 12-month periods immediately preceding the date of termination, calculated as of the end of the most recently completed fiscal quarter before the date of termination.

We may also terminate the Management Agreement for cause with 30 days' prior written notice from our Board. No termination fee is payable in the event of a termination for cause. The Management Agreement defines cause as:

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

We believe that RCC Real Estate, Inc., or RCC Real Estate, the subsidiary that at December 31, 2018 held substantially all of our CRE loan assets, is excluded from Investment Company Act regulation under Section 3(c)(5)(C), a provision designed for companies that do not issue redeemable securities and are primarily engaged in the business of purchasing or otherwise acquiring mortgages and other liens on and interests in real estate. To qualify for this exclusion, at least 55% of RCC Real Estate's assets must consist of mortgage loans and other assets that are considered the functional equivalent of mortgage loans for purposes of the Investment Company Act and interests in real properties, which we refer to as Qualifying Interests. Moreover, 80% of RCC Real Estate's assets must consist of Qualifying Interests and other real estate-related assets. RCC Real Estate has not issued, and does not intend to issue, redeemable securities.

(Back to Index)

(Back to Index)

We treat our investments in CRE whole loans, A-notes, specific types of B-notes and specific types of mezzanine loans as Qualifying Interests for purposes of determining our eligibility for the exclusion provided by Section 3(c)(5)(C) to the extent such treatment is consistent with guidance provided by the Securities and Exchange Commission, or SEC, or its staff. We believe that SEC staff guidance allows us to treat B-notes as Qualifying Interests where we have unilateral rights to instruct the servicer to foreclose upon a defaulted mortgage loan, replace the servicer in the event the servicer, in its discretion, elects not to foreclose on such a loan, and purchase the A-note in the event of a default on the mortgage loan. We believe, based upon an analysis of existing SEC staff guidance, that we may treat mezzanine loans as Qualifying Interests where (i) the borrower is a special purpose bankruptcy-remote entity whose sole purpose is to hold all of the ownership interests in another special purpose entity that owns commercial real property, (ii) both entities are organized as limited liability companies or limited partnerships, (iii) under their organizational documents and the loan documents, neither entity may engage in any other business, (iv) the ownership interests of either entity have no value apart from the underlying real property which is essentially the only asset held by the property-owning entity, (v) the value of the underlying property in excess of the amount of senior obligations is in excess of the amount of the mezzanine loan, (vi) the borrower pledges its entire interest in the property-owning entity to the lender which obtains a perfected security interest in the collateral and (vii) the relative rights and priorities between the mezzanine lender and the senior lenders with respect to claims on the underlying property are set forth in an intercreditor agreement between the parties which gives the mezzanine lender certain cure and purchase rights in case there is a default on the senior loan. If the SEC staff provides future guidance that these investments are not Qualifying Interests, then we will treat them, for purposes of determining our eligibility for the exclusion provided by Section 3(c)(5)(C), as real estate-related assets or miscellaneous assets, as appropriate. Historically, we have held "whole pool certificates" in mortgage loans, although, at December 31, 2018 and 2017, we had no whole pool certificates in our portfolios. Pursuant to existing SEC staff guidance, we consider whole pool certificates to be Qualifying Interests. A whole pool certificate is a certificate that represents the entire beneficial interest in an underlying pool of mortgage loans. By contrast, a certificate that represents less than the entire beneficial interest in the underlying mortgage loans is not considered to be a Qualifying Interest for purposes of the 55% test, but constitutes a real estate-related asset for purposes of the 80% test. We do not expect that investments in CDOs, asset-backed securities, or ABS, syndicated corporate loans, lease receivables, trust preferred securities or private equity will constitute Qualifying Interests. Moreover, to the extent that these investments are not backed by mortgage loans or other interests in real estate, they will not constitute real estate-related assets. Instead, they will constitute miscellaneous assets, which can constitute no more than 20% of RCC Real Estate's assets.

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

Our other subsidiaries, RCC Commercial, Inc., or RCC Commercial, RCC Commercial II, Inc., or Commercial II, RCC Commercial III, Inc., or Commercial III, RCC TRS, LLC, or RCC TRS, Resource TRS, LLC, or Resource TRS, RSO EquityCo, LLC, or RSO Equity, RCC Residential Portfolio, Inc., or RCC Resi Portfolio and RCC Residential Portfolio TRS, Inc., or RCC Resi TRS, do not qualify for the Section 3(c)(5)(C) exclusion. However, we believe they qualify for exclusion under either Section 3(c)(1) or 3(c)(7). As required by these exclusions, we will not allow any of these entities to make, or propose to make, a public offering of its securities. In addition, with respect to those subsidiaries for which we rely upon the Section 3(c)(1) exclusion, and as required thereby, we limit the number of holders of their securities to not more than 100 persons calculated in accordance with the attribution rules of Section 3(c)(1), and with respect to those subsidiaries for which we rely on the Section 3(c)(7) exclusion, and as required thereby, we limit ownership of their securities to "qualified purchasers." If we form other subsidiaries, we must ensure that they qualify for an exemption or exclusion from regulation under the Investment Company Act.

Moreover, we must ensure that Exantas Capital Corp. itself qualifies for an exclusion from regulation under the Investment Company Act. We do so by monitoring the value of our interests in our subsidiaries so that we can ensure that Exantas Capital Corp. satisfies the 40% test. Our interest in RCC Real Estate does not constitute an "investment security" for purposes of the 40% test, but our interests in RCC Commercial, Commercial II, Commercial III, RCC TRS, Resource TRS, RSO Equity, RCC Resi Portfolio and RCC Resi TRS do. Accordingly, we must monitor the value of our interests in those subsidiaries to ensure that the value of our interests in them does not exceed 40% of the value of our total assets.

We have not received, nor have we sought, a no-action letter from the SEC regarding how our investment strategy fits within the exclusions from regulation under the Investment Company Act. To the extent that the SEC provides more specific or different guidance regarding the treatment of assets as Qualifying Interests or real estate-related assets, we may have to adjust our investment strategy. Any additional or different guidance from the SEC could inhibit our ability to pursue our investment strategy.

(Back to Index)

(Back to Index)

Employees

We have no direct employees. Under our Management Agreement, our Manager provides us with all management and support personnel and services necessary for our day-to-day operations. To provide its services, our Manager draws upon the expertise and experience of C-III and Resource America, Inc, or Resource America. Under our Management Agreement, our Manager and its affiliates also must provide us with our Chief Financial Officer, and a sufficient number of additional accounting, finance, tax and investor relations professionals. We bear the expense of the wages, salaries and benefits of our Chief Financial Officer, and the accounting, finance, tax and investor relations professionals to the extent dedicated to us.

Corporate Governance and Internet Address

We emphasize the importance of professional business conduct and ethics through our corporate governance initiatives. Our Board consists of a majority of independent directors, as defined in the Securities Exchange Act of 1934, as amended, and relevant New York Stock Exchange, or NYSE, rules. The audit, compensation and nominating and governance committees of our Board are composed exclusively of independent directors. We have adopted corporate governance guidelines and a code of business conduct and ethics, which delineate our standards for our officers and directors and the employees of our Manager or its affiliates who provide us services.

Our internet address is www.exantas.com. We make available, free of charge through a link on our site, all reports filed with or furnished to the SEC as soon as reasonably practicable after such filing or furnishing. Our site also contains our code of business conduct and ethics, corporate governance guidelines and the charters of the audit committee, nominating and governance committee and compensation committee of our Board. A complete list of our filings is available on the SEC's website at http://www.sec.gov.

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

Economic conditions may impede our ability to complete the disposition of our remaining Plan assets, which include several legacy CRE assets and other miscellaneous non-CRE investments.

Our Board approved the Plan to dispose of non-core businesses in November 2016. Economic conditions may hinder our ability to complete the disposition of these assets and businesses. We have adjusted the amount of these assets to fair market value less costs to sell at December 31, 2018. However, we may not be able to dispose of the assets that remain at December 31, 2018 at prices that would allow us to recover the book value of our investments and we may incur further losses as a result of difficult economic conditions and/or lack of buying interest.

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

Financing that we may obtain and financing we have obtained through CDOs and CLOs typically require, or will require, us to maintain a specified ratio of the amount of the financing to the value of the assets financed. A decrease in the value of these assets may lead to margin calls or calls for the pledge of additional assets, which we will have to satisfy. We may not have sufficient funds or unpledged assets to satisfy any such calls, which could result in our loss of distributions from and interests in affected CDOs and CLOs, which would reduce our assets, income and ability to make distributions.

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

We may lose money on our repurchase transactions if the counterparty to the transaction defaults on its obligation to resell the underlying security back to us at the end of the transaction term, or if the value of the underlying security has declined as of the end of the term or if we default on our obligations under the repurchase agreements.

We are exposed to loss if lenders under our repurchase agreements, warehouse facilities, or other short-term loans liquidate the assets securing those facilities. Moreover, assets acquired by us pursuant to our repurchase agreements, warehouse facilities or other short-term debt may not be suitable for refinancing through long-term arrangements that may require us to liquidate some or all of the related assets.

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

Our CDOs generally provide that the principal amount of their assets must exceed the principal balance of the related securities issued by them by a certain amount, commonly referred to as "over-collateralization." If delinquencies and/or losses exceed specified levels, based on the analysis by the rating agencies (or any financial guaranty insurer) of the characteristics of the assets collateralizing the securities issued by the CDO issuer, the required level of over-collateralization may be increased or may be prevented from decreasing as would otherwise be permitted if losses or delinquencies did not exceed those levels. A failure by a CDO to satisfy an over-collateralization test typically results in accelerated distributions to the holders of the senior debt securities issued by the CDO entity, resulting in a reduction or elimination of distributions to more junior securities until the over-collateralization requirements have been met or the senior debt securities have been paid in full.

Our equity holdings and, when we acquire debt interests in CDOs, our debt interests, if any, generally are subordinate in right of payment to the other classes of debt securities issued by the CDO entity. Accordingly, if over-collateralization tests are not met, distributions on the subordinated debt and equity we hold in these CDOs will cease, resulting in a substantial reduction in our cash flow. Other tests (based on delinquency levels, interest coverage or other criteria) may restrict our ability to receive cash distributions from assets collateralizing the securities issued by the CDO entity. Although at December 31, 2018, all of our CDOs met their performance tests, we cannot assure you that our CDOs will satisfy the performance tests in the future. For information concerning compliance by our CDOs with their over-collateralization tests, see Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operation - Liquidity and Capital Resources."

If any of our CDOs fail to meet collateralization or other tests relevant to the most senior debt issued and outstanding by the CDO issuer, an event of default may occur under that CDO. If that occurs, our Manager's ability to manage the CDO likely would be terminated and our ability to attempt to cure any defaults in the CDO would be limited, which would increase the likelihood of a reduction or elimination of cash flow and returns to us in those CDOs for an indefinite time.

If we issue debt securities, the terms may restrict our ability to make cash distributions, require us to obtain approval to sell our assets or otherwise restrict our operations in ways that could make it difficult to execute our investment strategy and achieve our investment objectives.

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

•

Using short-term financing to accumulate assets for a CDO or CLO issuance may require us to obtain new financing as the short-term financing matures. Residual financing may not be available on acceptable terms, or at all. Moreover, an increase in short-term interest rates at the time that we seek to enter into new borrowings may reduce the spread between the income on our assets and the cost of our borrowings. This would reduce returns on our assets, which would reduce earnings and, in turn, cash available for distribution to our stockholders.

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

We have adopted written policies and procedures governing our hedging activities. Under these policies and procedures, our Board is responsible for approving the types of hedging instruments we may use, absolute limits on the notional amount and term of a hedging instrument and parameters for the credit-worthiness of hedge counterparties. The senior managers responsible for each of our targeted asset classes are responsible for executing transactions using the services of independent interest rate risk management consultants, documenting the transactions, monitoring the valuation and effectiveness of the hedges, and providing reports concerning our hedging activities and the valuation and effectiveness of our hedges to the audit committee of our Board no less often than quarterly. Our guidelines also require us to engage one or more experienced third-party advisors to provide us with assistance in the identification of interest rate risks, the analysis, selection and timing of risk protection strategies, the administration and negotiation of hedge documentation, settlement or disposition of hedges, compliance with hedge accounting requirements and measurement of hedge effectiveness and valuation.

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

(Back to Index)

(Back to Index)

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

We have entered into and may in the future enter into hedging instruments that require us to fund cash payments under certain circumstances, for example, upon the early termination of the instrument caused by an event of default or other early termination event, or the decision by a counterparty to request additional collateral for margin it is contractually owed under the terms of the instrument. The amount due would be equal to the unrealized loss of the open positions with the counterparty and could also include other fees and charges. These transactions will be reflected on our consolidated balance sheets, and our ability to fund these obligations will depend on the liquidity of our assets and access to capital at the time, and the need to fund these obligations could adversely impact our financial condition.

Our interest rate hedging arrangements are cleared through a central counterparty and, as a consequence, our hedging strategy may fail if the utilized Derivatives Clearing Organization or Futures Commission Merchant defaults in its obligations.

The Commodity Futures Trading Commission has issued and continues to issue new rules regarding swaps, under the authority granted to it pursuant to the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010, or Dodd-Frank Act. Most interest rate hedging arrangements that we enter into must be cleared by a Derivatives Clearing Organization, or DCO. We access the DCO through Futures Commission Merchants, or FCMs. For any centrally cleared interest rate swap, were the DCO or FCM to default in its obligations under these hedging arrangements, we would lose the hedge protection for which we had contracted and, depending upon market conditions, could result in significant losses to us. We cannot assure you that we could replace the defaulted hedges or that the terms of any replacement hedges we could obtain would be on similar terms, or as to the cost to us of obtaining replacement hedges.

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

We utilize core earnings as a measure of our operating performance and believe that it is useful to analysts, investors and other parties in the evaluations of REITs. We believe core earnings is a useful measure of our operating performance because it excludes the effects of certain transactions and GAAP adjustments that we believe are not necessarily indicative of our current CRE loan origination portfolio and other CRE-related investments and operations. Core Earnings exclude (i) non-cash equity compensation expense, (ii) unrealized gains or losses, (iii) non-cash provision for loan losses, (iv) non-cash impairments on securities, (v) non-cash amortization of discounts or premiums associated with borrowings, (vi) net income or loss from limited partnership interests owned at the initial measurement date, (vii) net income or loss from non-core assets, (viii) real estate depreciation and amortization, (ix) foreign currency gains or losses and (x) income or losses from discontinued operations. Core Earnings may also be adjusted periodically to exclude certain one-time events pursuant to changes in GAAP and certain non-cash items. Although pursuant to the Management Agreement we calculate incentive compensation using Core Earnings excluding incentive fees payable to our Manager, beginning with the three months and year ended December 31, 2017, we include incentive fees payable to our Manager in Core Earnings for reporting purposes. Core Earnings does not represent net income or cash generated from operating activities and should not be considered as an alternative to GAAP net income or as a measure of liquidity under GAAP. Our methodology for calculating Core Earnings may differ from methodologies used by other companies to calculate similar supplemental performance measures, and accordingly, our reported Core Earnings may not be comparable to similar performance measures used by other companies.

We believe economic book value is an appropriate measure of our economic position; however, it should not be considered a replacement to stockholders' equity or common stock book value.

We utilize economic book value as a measure of our economic position and believe that it is useful to analysts, investors and other parties in the evaluations of REITs. We believe economic book value is a useful and appropriate supplement to GAAP stockholders' equity and common stock book value because it adjusts common stock book value for the face redemption amounts of the outstanding preferred stock and convertible senior notes. Economic book value does not represent GAAP stockholders' equity or common stock book value and should not be considered as an alternative to those measures.

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

We maintain an allowance for loan losses to provide for loan defaults and non-performance by borrowers of their obligations. Our allowance for loan losses may not be adequate to cover actual future loan losses and future provisions for loan losses could materially reduce our income. We base our allowance for loan losses on prior experience, as well as an evaluation of risks in the current portfolio. However, losses have in the past, and may in the future, exceed our current estimates, and the difference could be substantial. The amount of future losses is susceptible to changes in economic, operating and other conditions that may be beyond our control, including changes in interest rates, changes in borrowers' creditworthiness and the value of collateral securing loans. Additionally, if we seek to expand our loan portfolios, we may need to make additional provisions for loan losses to ensure that the allowance remains at levels deemed appropriate by our management for the size and quality of our portfolios. While we believe that our allowance for loan and lease losses at December 31, 2018 is adequate to cover our anticipated losses, we cannot assure you that it will not increase in the future. Any increase in our allowance for loan losses will reduce our income and, if sufficiently large, could cause us to incur loss.

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

We classify a substantial portion of our assets for accounting purposes as "available-for-sale." As a result, reductions in the market values of those assets are directly charged to accumulated other comprehensive income and reduce our stockholders' equity. A decline in these values will reduce the book value of our assets. Moreover, if the decline in value of an available-for-sale asset is other-than-temporary, we are required by GAAP to record the decline as an asset impairment, which will reduce our earnings.

A decline in the market value of our assets may also adversely affect us in instances where we have borrowed money based on the market value of those assets. If the market value of those assets declines, the lender may require us to post additional collateral to support the loan. If we are unable to post the additional collateral, we would have to repay some portion or all of the loan, which may require us to sell assets, which could potentially be under adverse market conditions. As a result, our earnings would be reduced or we could sustain losses, and cash available to make distributions could be reduced or eliminated.

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

Changes in the method for determining the London Interbank Offerred Rate, or LIBOR, or a replacement of LIBOR may adversely affect the value of our loans, investments and borrowings and could affect our results of operations.

We utilize LIBOR as a benchmark interest rate for the pricing of our CRE loans and are exposed to LIBOR through our issuance of notes on our securitizations and the use of term facilities and repurchase agreements, certain of which are hedged with interest rate swap contracts. In July 2017, the U.K. Financial Conduct Authority announced that it would phase out LIBOR as a benchmark by the end of 2021. It is unclear whether new methods of calculating LIBOR will be established such that it continues to exist after 2021. When LIBOR ceases to exist, we may need to amend our loan and borrowing agreements and our derivative contracts that utilize LIBOR as a factor in determining the interest rate or hedge against fluctuations in LIBOR based on a new standard that is established, if any. Any resulting differences in interest rate standards among our assets and our borrowings may result in interest rate mismatches between our assets and the borrowings used to fund such assets. There is no guarantee that a transition from LIBOR to an alternative will not result in financial market disruptions and significant increases in benchmark rates, resulting in increased financing costs to us, any of which could have an adverse effect on our business, results of operations, financial condition, and the market price of our common stock.

(Back to Index)

(Back to Index)

Investing in mezzanine debt, preferred equity, mezzanine or other subordinated tranches of CMBS, syndicated corporate loans and other ABS involves greater risks of loss than senior secured debt investments.

Subject to maintaining our qualification as a REIT and exclusion from regulation under the Investment Company Act, we may invest in mezzanine debt, preferred equity, mezzanine or other subordinated tranches of CMBS, syndicated corporate loans and other ABS. We currently have investments in mezzanine debt and preferred equity. These types of investments carry a higher degree of risk of loss than senior secured debt investments such as our whole loan investments because, in the event of default and foreclosure, holders of senior liens will be paid in full before mezzanine investors. Depending on the value of the underlying collateral at the time of foreclosure, there may not be sufficient assets to pay all or any part of amounts owed to mezzanine investors. Moreover, mezzanine and other subordinate debt investments may have higher LTV than conventional senior lien financing, resulting in less equity in the collateral and increasing the risk of loss of principal. If a borrower defaults or declares bankruptcy, we may be subject to agreements restricting or eliminating our rights as a creditor, including rights to call a default, cure a default, foreclose on collateral, and accelerate maturity or control decisions made in bankruptcy proceedings. In addition, the prices of lower credit quality securities are generally less sensitive to interest rate changes than more highly rated investments, but more sensitive to economic downturns or individual issuer developments because the ability of obligors of investments underlying the securities to make principal and interest payments may be impaired. In such event, existing credit support relating to the securities' structure may not be sufficient to protect us against loss of our principal. For additional risks regarding real estate-related loans, see "Risks Related to Real Estate Investments."

We record some of our portfolio investments, including those classified as assets held for sale, at fair value as estimated by our management and, as a result, there will be uncertainty as to the value of these investments.

We currently hold, and expect that we will hold in the future, portfolio investments that are not publicly traded. The fair value of securities and other investments that are not publicly traded may not be readily determinable. We value these investments quarterly at fair value as determined under policies approved by our Board. Because such valuations are inherently uncertain, may fluctuate over short periods of time and may be based on estimates, our determinations of fair value may differ materially from the values that we would have obtained if a ready market for them existed. The value of our common stock will likely decrease if our determinations regarding the fair value of these investments are materially higher than the values that we ultimately realize upon their disposal.

Our assets have historically included syndicated corporate loans, ABS and corporate bonds that carry higher risks of loss than our real estate-related portfolio.

Historically we have invested in syndicated corporate loans, ABS and corporate bonds, subject to maintaining our qualification as a REIT and exclusion from regulation under the Investment Company Act. Syndicated corporate loan investments, ABS investments or corporate bond investments, which are principally backed by small business and syndicated corporate loans, may not be secured by mortgages or other liens on assets or may involve higher LTV than our real estate-related investments. Historically, our syndicated corporate loan investments, ABS investments and our corporate bond investments backed by loans have included loans that have an interest-only payment schedule or a schedule that does not fully amortize principal over the term of the loan, which makes repayment of loans dependent upon the borrowers' liquidity or ability to refinance the loans at maturity. Numerous factors affect a borrower's ability to repay or refinance loans at maturity, including national and local economic conditions, a downturn in a borrower's industry, loss of one or more principal customers and conditions in the credit markets. A deterioration in a company's financial condition or prospects may be accompanied by a deterioration in the collateral for the syndicated corporate loan or any ABS or corporate bond backed by such company's loans.

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

(Back to Index)

(Back to Index)

Therefore, we may not be able to exercise control over the loan or investment. Such financial assets may involve risks not present in investments where senior creditors, servicers or third-party controlling investors are not involved. Our rights to control the process following a borrower default may be subject to the rights of senior creditors or servicers whose interests may not be aligned with ours. A third party partner or co-venturer may have financial difficulties resulting in a negative impact on such asset, may have economic or business interest or goals which are inconsistent with ours, or may be in a position to take action contrary to our investment objectives. In addition, in certain circumstances we may be liable for the actions of our third-party partners or co-venturers.

Risks Related to Real Estate Investments

Our investments in real estate and commercial mortgage loans, mezzanine loans and CRE equity investments are subject to the risks inherent in owning the real estate securing or underlying those investments that could result in losses to us.

Commercial mortgage loans are secured by, and mezzanine loans and CRE equity investments depend on, the performance of the underlying property and are subject to risks of delinquency and foreclosure, and risks of loss, that are greater than similar risks associated with loans made on the security of single-family residential properties. The ability of a borrower to repay a loan or make distributions secured by or dependent upon an income-producing property typically depends primarily upon the successful operation of the property rather than upon the existence of independent income or assets of the borrower. If the net operating income of the property is reduced, the borrower's ability to repay the loan or ability to make distributions may be impaired. Net operating income of an income producing property can be affected by, among other things:

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

We risk loss of principal on defaulted mortgage loans we hold to the extent of any deficiency between the value we can realize from the sale of the collateral securing the loan upon foreclosure and the loan's principal and accrued interest. Moreover, foreclosure of a mortgage loan can be an expensive and lengthy process that could reduce the net amount we can realize on the foreclosed mortgage loan. In a bankruptcy of a mortgage loan borrower, the mortgage loan will be deemed to be secured only to the extent of the value of the underlying collateral at the time of bankruptcy as determined by the bankruptcy court, and the lien securing the mortgage loan will be subject to the avoidance powers of the bankruptcy trustee or debtor-in-possession to the extent the lien is unenforceable under state law.

For a discussion of additional risks associated with mezzanine loans, see - "Risks Related to Our Investments - Investing in mezzanine debt, preferred equity, mezzanine or other subordinated tranches of CMBS, syndicated corporate loans and other ABS involves greater risks of loss than senior secured debt investments."

(Back to Index)

(Back to Index)

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

The B-notes in which we may invest may be subject to additional risks relating to the privately negotiated structure and terms of the transaction, which may result in losses to us.

We may invest in B-notes. A B-note is a loan typically secured by a first mortgage on a single large commercial property or group of related properties and subordinated to a senior note secured by the same first mortgage on the same collateral. As a result, if a borrower defaults, there may not be sufficient funds remaining for B-note owners after payment to the senior note owners. Since each transaction is privately negotiated, B-notes can vary in their structural characteristics and risks. For example, the rights of holders of B-notes to control the process following a borrower default may be limited in certain investments. Depending upon market and economic conditions, we may make B-note investments at any time. B-notes are less liquid than other forms of CRE debt investments, such as CMBS, and, as a result, we may be able to dispose of underperforming or non-performing B-note investments only at a significant discount to book value.

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

We may make preferred equity investments in entities that own or acquire CRE properties. Preferred equity investments involve a higher degree of risk than first mortgage loans due to a variety of factors, including the risk that, similar to mezzanine loans, such investments are subordinate to first mortgage loans and are not collateralized by property underlying the investment. Unlike mezzanine loans, preferred equity investments generally do not have a pledge of the ownership interests of the entity that owns the interest in the entity owning the property. Although as a holder of preferred equity we may enhance our position with covenants that limit the activities of the entity in which we hold an interest and protect our equity by obtaining an exclusive right to control the underlying property after an event of default, should such a default occur on our investment, we would only be able to proceed against the entity in which we hold an interest, and not the property owned by such entity and underlying our investment. As a result, we may not recover some or all of our investment.

Risks Related to Our Manager

We depend on our Manager, C-III and Resource America to develop and operate our business and may not find suitable replacements if the Management Agreement terminates.

We have no direct employees. Our officers, portfolio managers, administrative personnel and support personnel are employees of C-III or Resource America. We have no separate facilities and completely rely on our Manager; and because our Manager has no direct employees, Resource America and C-III have significant discretion as to the implementation of our operating policies and investment strategies. If our Management Agreement terminates, we may be unable to find a suitable replacement for our Manager. Moreover, we believe that our success depends to a significant extent upon the experience of the portfolio managers and officers of our Manager, C-III and Resource America who provide services to us, whose continued service is not guaranteed. The departure of any such persons could harm our investment performance.

Our Manager's fee structure may not create proper incentives, and the incentive fee we pay our Manager may increase the investment risk of our portfolio.

Our Manager received a monthly base management fee of $937,500 per month through December 31, 2018, and thereafter is entitled to receive a base management fee equal to 1/12th of our equity, as defined in the Management Agreement, multiplied by 1.50%. Since the base management fee is based on our outstanding equity after December 31, 2018, our Manager could be incentivized to recommend strategies that increase our equity, and there may be circumstances where increasing our equity will not optimize the returns for our stockholders.

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

Our officers, other than our Chief Financial Officer, Chief Accounting Officer and several accounting and tax professionals on their staff, as well as the officers, directors and employees of C-III and Resource America who provide services to us, are not required to work full time on our affairs, and devote significant time to the affairs of Resource America or C-III. As a result, there may be significant conflicts between us, on the one hand, and our Manager, C-III and Resource America on the other, regarding allocation of our Manager's and Resource America's or C-III's resources to the management of our investment portfolio.

(Back to Index)

(Back to Index)

We may invest in B-Pieces issued by CMBS trusts to which C-III may contribute loans, and as a result our Manager and C-III may have a conflict in determining whether any such loan should be excluded from the securitization.

We may seek opportunities to invest in the unrated or certain non-investment grade tranches of securities, or, collectively, a B-Piece, issued by CMBS trusts. Because a B-Piece represents the "first loss position," or riskiest portion of the trust, the buyers of the senior CMBS tranches typically depend on the B-Piece buyer to conduct due diligence on the underlying loans expected to be contributed to the CMBS trust in the securitization. In such cases, our Manager will rely upon the personnel of C-III to analyse the loans and negotiate with the sponsor to potentially exclude certain loans determined to be too risky. If C-III Commercial Mortgage LLC, or C3CM, a wholly-owned subsidiary of C-III, seeks to contribute one or more loans to the same CMBS trust, our Manager and C-III may have a conflict in determining whether loans to be contributed by C3CM should be excluded from the securitization transaction.

We have engaged in and may again engage in transactions with entities affiliated with our Manager. Our policies and procedures may be insufficient to address any conflicts of interest that may arise.

We have established policies and procedures regarding review, approval and ratification of transactions that may give rise to a conflict of interest between persons affiliated or associated with our Manager and us. In the ordinary course of our business, we have ongoing relationships and have engaged in and may again engage in transactions with entities affiliated or associated with our Manager. See Item 13, "Certain Relationships and Related Transactions and Director Independence - Relationships and Related Transactions" in this report. Our policies and procedures may not be sufficient to address any conflicts of interest that arise.

Our Manager's liability is limited under the Management Agreement, and we have agreed to indemnify our Manager against certain liabilities.

Our Manager does not assume any responsibility other than to render the services called for under the Management Agreement, and will not be responsible for any action of our Board in following or declining to follow its advice or recommendations. C-III, Resource America, our Manager, their directors, managers, officers, employees and affiliates will not be liable to us, any subsidiary of ours, our directors, our stockholders or any subsidiary's stockholders for acts performed in accordance with and pursuant to the Management Agreement, except for acts constituting bad faith, wilful misconduct, gross negligence, or reckless disregard of their duties under the Management Agreement. We have agreed to indemnify the parties for all damages and claims arising from acts not constituting bad faith, wilful misconduct, gross negligence, or reckless disregard of duties, performed in good faith in accordance with and pursuant to the Management Agreement.

Our business is highly dependent on communications and information systems, and systems failures or cybersecurity incidents could significantly disrupt our business, which may, in turn, negatively affect the market price of our common stock and our ability to operate our business.

We depend on the information systems of our Manager, C-III, Resource America and third parties. Any failure or interruption of our systems or cyber-attacks or security breaches of our networks or systems could cause delays or other problems in our securities trading activities, including MBS trading activities. A disruption or breach could also lead to unauthorized access to and release, misuse, loss or destruction of our confidential information or personal or confidential information of our Manager, C-III, Resource America or third parties, which could lead to regulatory fines, litigation, costs of remediating the breach and reputational harm. In addition, we also face the risk of operational failure, termination or capacity constraints of any of the third parties with which we do business or that facilitate our business activities, including clearing agents or other financial intermediaries we use to facilitate our securities transactions, if their respective systems experience failure, interruption, cyber-attacks, or security breaches. We may face increased costs as we continue to evolve our cyber defences in order to contend with changing risks. These costs and losses associated with these risks are difficult to predict and quantify, but could have a significant adverse effect on our operating results.

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

Our charter and bylaws contain provisions that may have an anti-takeover effect and inhibit a change in our Board. These provisions include the following:

•

There are ownership limits and restrictions on transferability and ownership in our charter. For purposes of assisting us in maintaining our REIT qualification under the Code, our charter generally prohibits any person from beneficially or constructively owning more than 9.8% in value or number of shares, whichever is more restrictive, of any class or series of our outstanding capital stock. This restriction may:

•

discourage a tender offer or other transactions or a change in the composition of our Board or control that might involve a premium price for our shares or otherwise be in the best interests of our stockholders; or

•	result in shares issued or transferred in violation of such restrictions being automatically transferred to a trust for a charitable beneficiary, resulting in the forfeiture of those shares.
•

Our charter permits our Board to issue stock with terms that may discourage a third-party from acquiring us. Our Board may amend our charter without stockholder approval to increase the total number of authorized shares of stock or the number of shares of any class or series and issue common or preferred stock having preferences, conversion or other rights, voting powers, restrictions, limitations as to distributions, qualifications, or terms or conditions of redemption as determined by our Board. Thus, our Board could authorize the issuance of stock with terms and conditions that could have the effect of discouraging a takeover or other transaction in which holders of some or a majority of our shares might receive a premium for their shares over the then-prevailing market price.

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

Maryland Control Share Acquisition Act. Maryland law provides that "control shares" of a corporation acquired in a "control share acquisition" will have no voting rights except to the extent approved by a vote of two-thirds of the votes eligible to be cast on the matter under the Maryland Control Share Acquisition Act, or the Maryland Act. The Maryland Act defines "control shares" as voting shares of stock that, if aggregated with all other shares of stock owned by the acquirer or in respect of which the acquirer is able to exercise or direct the exercise of voting power (except solely by virtue of a revocable proxy), would entitle the acquirer to exercise voting power in electing directors within one of the following ranges of voting power: one-tenth or more but less than one-third, one-third or more but less than a majority, or a majority or more of all voting power. A "control share acquisition" means the acquisition of control shares, subject to specific exceptions.

If voting rights or control shares acquired in a control share acquisition are not approved at a stockholders' meeting or if the acquiring person does not deliver an acquiring person statement as required by the Maryland Act then, subject to specific conditions and limitations, the issuer may redeem any or all of the control shares for fair value. If voting rights of such control shares are approved at a stockholders' meeting and the acquirer becomes entitled to vote a majority of the shares entitled to vote, all other stockholders may exercise appraisal rights.

Our bylaws contain a provision exempting acquisitions of our shares from the Maryland Act. However, our Board may amend our bylaws in the future to repeal this exemption.

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

Our charter limits the liability of our directors and officers to our stockholders and us for money damages, except for liability resulting from:

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

The obligation of our Manager under the Management Agreement is to render its services in good faith. It will not be responsible for any action taken by our Board or investment committee in following or declining to follow its advice and recommendations. Furthermore, as discussed above under - "Risks Related to Our Manager," it will be difficult and costly for us to terminate the Management Agreement without cause. In addition, we will indemnify our Manager, C-III, Resource America and their officers and affiliates for any actions taken by them in good faith.

We have not established a minimum distribution payment level and we cannot assure you of our ability to make distributions in the future. In the future, we may use uninvested offering proceeds or borrowed funds to make distributions.

We expect to make quarterly distributions to our stockholders in amounts such that we distribute all or substantially all of our taxable income in each year, subject to certain adjustments. We have not established a minimum distribution payment level, and our ability to make distributions may be impaired by the risk factors described in this report. All distributions will be made at the discretion of our Board and will depend on our earnings, our financial condition, maintenance of our REIT qualification and other factors as our Board may deem relevant from time to time. We may not be able to make distributions in the future. In addition, some of our distributions may include a return of capital. To the extent that we decide to make distributions in excess of our current and accumulated taxable earnings and profits, such distributions would generally be considered a return of capital for federal income tax purposes. A return of capital is not taxable, but it has the effect of reducing the holder's tax basis in its investment. Although we currently do not expect that we will do so, we have in the past and may in the future also use proceeds from any offering of our securities that we have not invested or borrowed funds to make distributions. If we use uninvested offering proceeds to pay distributions in the future, we will have less funds available for investment and, as a result, our earnings and cash available for distribution would be less than we might otherwise have realized had such funds been invested. Similarly, if we borrow to fund distributions, our future interest costs would increase, thereby reducing our future earnings and cash available for distribution from what they otherwise would have been.

(Back to Index)

(Back to Index)

Loss of our exclusion from regulation under the Investment Company Act would require significant changes in our operations and could reduce the market price of our common stock and our ability to make distributions.

We rely on an exclusion from registration as an investment company afforded by Section 3(a)(1)(C) of the Investment Company Act. To qualify for this exclusion, we do not engage in the business of investing, reinvesting, owning, holding, or trading securities and we do not own "investment securities" with a value that exceeds 40% of the value of our total assets (exclusive of government securities and cash items) on an unconsolidated basis. We may not be able to maintain such a mix of assets in the future, and attempts to maintain such an asset mix may impair our ability to pursue otherwise attractive investments. In addition, these rules are subject to change and such changes may have an adverse impact on us. We may need to avail ourselves of alternative exclusions and exemptions that may require a change in the organizational structure of our business.

Furthermore, as it relates to our investment in our real estate subsidiary, RCC Real Estate, we rely on an exclusion from registration as an investment company afforded by Section 3(c)(5)(C) of the Investment Company Act. Given the material size of RCC Real Estate relative to our 3(a)(1)(C) exclusion, were RCC Real Estate to be deemed to be an investment company (other than by application of the Section 3(c)(1) exemption for closely held companies and the Section 3(c)(7) exemption for companies owned by "qualified purchasers"), we would not qualify for our 3(a)(1)(C) exclusion. Under the Section 3(c)(5)(C) exclusion, RCC Real Estate is required to maintain, on the basis of positions taken by the SEC staff in interpretive and no-action letters, a minimum of 55% of the value of the total assets of its portfolio in Qualifying Interests and a minimum of 80% in Qualifying Interests and real estate-related assets, with the remainder permitted to be miscellaneous assets. Because registration as an investment company would significantly affect RCC Real Estate's ability to engage in certain transactions or to organize itself in the manner it is currently organized, we intend to maintain its qualification for this exclusion from registration.

We treat our investments in CMBS, B-notes and mezzanine loans as Qualifying Interests for purposes of determining our eligibility for the exclusion provided by Section 3(c)(5)(C) to the extent such treatment is consistent with guidance provided by the SEC or its staff. In the absence of specific guidance or guidance that otherwise supports the treatment of these investments as Qualifying Interests, we will treat them, for purposes of determining our eligibility for the exclusion provided by Section 3(c)(5)(C), as real estate-related assets or miscellaneous assets, as appropriate.

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

If it were established that we were an unregistered investment company, there would be a risk that we would be subject to monetary penalties and injunctive relief in an action brought by the SEC that we would be unable to enforce contracts with third parties, that third parties could seek to obtain rescission of transactions undertaken during the period it was established that we were an unregistered investment company, and that we would be subject to limitations on corporate leverage that would have an adverse impact on our investment returns.

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

When purchasing securities, we have relied and may rely on opinions or advice of counsel for the issuer of such securities, or statements made in related offering documents, for purposes of determining whether such securities represent debt or equity securities for U.S. federal income tax purposes, and also to what extent those securities constitute REIT real estate assets for purposes of the REIT asset tests and produce income that qualifies under the 75% REIT gross income test. In addition, when purchasing CDO equity, we have relied and may rely on opinions or advice of counsel regarding the qualification of interests in the debt of such CDOs for U.S. federal income tax purposes. The inaccuracy of any such opinions, advice or statements may adversely affect our REIT qualification and result in significant corporate-level tax.

We may realize excess inclusion income that would increase our tax liability and that of our stockholders.

If we realize excess inclusion income and allocate it to stockholders, this income cannot be offset by net operating losses of the stockholders. If the stockholder is a tax-exempt entity, then this income would be fully taxable as unrelated business taxable income under Section 512 of the Code. If the stockholder is a foreign person, it would be subject to federal income tax withholding on this income without reduction or exemption pursuant to any otherwise applicable income tax treaty.

Excess inclusion income could result if we hold a residual interest in a REMIC. Excess inclusion income also could be generated if we issue debt obligations, such as certain CDOs, with two or more maturities and the terms of the payments on these obligations bore a relationship to the payments that we received on our mortgage related securities securing those debt obligations (i.e., if we were to own an interest in a taxable mortgage pool). While we do not expect to acquire significant amounts of residual interests in REMICs, nor do we currently own residual interests in taxable mortgage pools, we may generate excess inclusion income in the future.

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

If we fail to qualify as a REIT in any calendar year and we do not qualify for certain statutory relief provisions, we will be subject to federal income tax, including any applicable alternative minimum tax on our taxable income, at regular corporate rates. Distributions to stockholders would not be deductible in computing our taxable income. Corporate tax liability would reduce the amount of cash available for distribution to our stockholders. Under some circumstances, we might need to borrow money or sell assets in order to pay that tax. Furthermore, if we fail to maintain our qualification as a REIT and we do not qualify for the statutory relief provisions, we no longer would be required to distribute substantially all of our REIT taxable income, determined without regard to the dividends paid deduction and excluding net capital gains, to our stockholders. Unless our failure to qualify as a REIT was excused under federal tax laws, we could not re-elect to qualify as a REIT until the fifth calendar year following the year in which we failed to qualify. In addition, if we fail to qualify as a REIT, our taxable mortgage pool securitizations will be treated as separate corporations for U.S. federal income tax purposes.

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

Our taxable income may substantially exceed our net income as determined by GAAP because, for example, realized capital losses will be deducted in determining our GAAP net income but may not be deductible in computing our taxable income. In addition, we may invest in assets that generate taxable income in excess of economic income or in advance of the corresponding cash flow from the assets, referred to as phantom income. Although some types of phantom income are excluded to the extent they exceed 5% of our REIT taxable income in determining the 90% distribution requirement, we will incur corporate income tax and the 4% nondeductible excise tax with respect to any phantom income items if we do not distribute those items on an annual basis. As a result, we may generate less cash flow than taxable income in a particular year. It is also possible that a loss that we treat as an ordinary loss would be recharacterized as a capital loss. In such event we might have to pay tax for the year in question or pay a deficiency dividend so that we meet the dividends paid requirement for that year. In all such events, we may be required to use cash reserves, incur debt, or liquidate non-cash assets at rates or times that we regard as unfavorable in order to satisfy the distribution requirement and to avoid corporate income tax and the 4% nondeductible excise tax in that year.

(Back to Index)

(Back to Index)

If we make distributions in excess of our current and accumulated earnings and profits, they will be treated as a return of capital, which will reduce the adjusted basis of your stock. To the extent such distributions exceed your adjusted basis, you may recognize a capital gain.

Unless you are a tax-exempt entity, distributions that we make to you generally will be subject to tax as ordinary income to the extent of our current and accumulated earnings and profits as determined for federal income tax purposes. If the amount we distribute to you exceeds your allocable share of our current and accumulated earnings and profits, the excess will be treated as a return of capital to the extent of your adjusted basis in your stock, which will reduce your basis in your stock but will not be subject to tax. To the extent the amount we distribute to you exceeds both your allocable share of our current and accumulated earnings and profits and your adjusted basis, this excess amount will be treated as a gain from the sale or exchange of a capital asset. For risks related to the use of uninvested offering proceeds or borrowings to fund distributions to stockholders, see - "Risks Related to Our Organization and Structure. - We have not established a minimum distribution payment level and we cannot assure you of our ability to make distributions in the future."

Our ownership of and relationship with our TRSs will be limited and a failure to comply with the limits would jeopardize our REIT qualification and may result in the application of a 100% excise tax.

A REIT may own up to 100% of the securities of one or more TRSs. A TRS may earn specified types of income or hold specified assets that would not be qualifying income or assets if earned or held directly by the parent REIT. Both the subsidiary and the REIT must jointly elect to treat the subsidiary as a TRS. A corporation of which a TRS directly or indirectly owns more than 35% of the voting power or value of the stock will automatically be treated as a TRS. Overall, no more than 20% of the value of a REIT's assets may consist of stock or securities of one or more TRSs. A TRS will pay federal, state and local income tax at regular corporate rates on any income that it earns, whether or not it distributes that income to us. In addition, the TRS rules limit the deductibility of interest paid or accrued by a TRS to its parent REIT to assure that the TRS is subject to an appropriate level of corporate taxation. The rules also impose a 100% excise tax on certain transactions between a TRS and its parent REIT that are not conducted on an arm's-length basis.

RCC Resi TRS will pay federal, state and local income tax on its taxable income, and its after-tax net income is available for distribution to us but is not required to be distributed to us. Income that is not distributed to us by our U.S. TRS will not be subject to the REIT 90% distribution requirement and therefore will not be available for distributions to our stockholders. We anticipate that the aggregate value of the securities we hold in our TRS will be less than 20% of the value of our total assets, including our TRS security. We will monitor the compliance of our investments in TRSs with the rules relating to value of assets and transactions not on an arm's-length basis. We cannot assure you, however, that we will be able to comply with such rules.

Complying with REIT requirements may limit our ability to hedge effectively.

The REIT provisions of the Code substantially limit our ability to hedge MBS and related borrowings. Under these provisions, our annual gross income from qualifying and non-qualifying hedges of our borrowings, together with any other income not generated from qualifying real estate assets, cannot exceed 25% of our gross income. In addition, our aggregate gross income from non-qualifying hedges, fees and certain other non-qualifying sources cannot exceed 5% of our annual gross income determined without regard to income from qualifying hedges. As a result, we might have to limit our use of advantageous hedging techniques or implement those hedges through RCC Resi TRS. This could increase the cost of our hedging activities or expose us to greater risks associated with changes in interest rates than we would otherwise want to bear.

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

Legislative, regulatory or administrative changes could adversely affect our stockholders or us.

Legislative, regulatory or administrative changes could be enacted or promulgated at any time, either prospectively or with retroactive effect, and may adversely affect our stockholders and/or us.

The recently enacted Tax Cuts and Jobs Act, or TCJA, was signed into law. The TCJA made significant changes to the U.S. federal income tax rules for taxation of individuals and corporations, generally effective for taxable years beginning after December 31, 2017. In addition to reducing corporate and individual tax rates, the TCJA eliminates or restricts various deductions. Most of the changes applicable to individuals are temporary and apply only to taxable years beginning after December 31, 2017 and before January 1, 2026. The TCJA makes numerous large and small changes to the tax rules that do not affect the REIT qualification rules directly but may otherwise affect us or our stockholders.

(Back to Index)

(Back to Index)

While the changes in the TCJA generally appear to be favorable with respect to REITs, the extensive changes to non-REIT provisions in the Code may have unanticipated effects on our stockholders or us. Moreover, Congressional leaders have recognized that the process of adopting extensive tax legislation in a short amount of time without hearings and substantial time for review is likely to have led to drafting errors, issues needing clarification and unintended consequences that will have to be revisited in subsequent tax legislation. At this point, it is not clear if or when Congress will address these issues or when the IRS will issue administrative guidance on the changes made in the TCJA.

We urge you to consult with your own tax advisor with respect to the status of the TCJA and other legislative, regulatory or administrative developments and proposals and their potential effect on an investment in shares of our common stock.

Dividends paid by REITs do not qualify for the reduced tax rates provided for under current law.

Dividends paid by REITs are generally not eligible for the reduced 15% maximum tax rate for dividends paid to individuals (20% for those with taxable income above certain thresholds that are adjusted annually under current law). The more favorable rates applicable to regular corporate dividends could cause stockholders who are individuals to perceive investments in REITs to be relatively less attractive than investments in the stock of non-REIT corporations that pay dividends to which more favorable rates apply, which could reduce the value of the stocks of REITs. However, under the TCJA, regular dividends from REITs are treated as income from a pass-through entity and are eligible for a 20% deduction. As a result, our regular dividends are taxed at 80% of an individual's marginal tax rate. The current maximum rate is 37% resulting in a maximum tax rate of 29.6%. Dividends from REITs as well as regular corporate dividends will also be subject to a 3.8% Medicare surtax for taxpayers with modified adjusted gross income above $200,000 (if single) or $250,000 (if married and filing jointly).

We may lose our REIT qualification or be subject to a penalty tax if the IRS successfully challenges our characterization of income inclusions from our foreign TRSs.

We likely will be required to include in our income, even without the receipt of actual distributions, earnings from our foreign TRSs, including from our previous investments in CDOs, such as our investment in Apidos CDO I, LTD., Apidos CDO III, Ltd. and Apidos Cinco CDO. We intend to treat certain of these income inclusions as qualifying income for purposes of the 95% gross income test applicable to REITs but not for purposes of the REIT 75% gross income test. The provisions that set forth what income is qualifying income for purposes of the 95% gross income test provide that gross income derived from dividends, interest and other enumerated classes of passive income qualify for purposes of the 95% gross income test. Income inclusions from equity investments in our foreign TRSs are technically neither dividends nor any of the other enumerated categories of income specified in the 95% gross income test for U.S. federal income tax purposes, and there is no clear precedent with respect to the qualification of such income for purposes of the REIT gross income tests. However, based on advice of counsel, we intend to treat such income inclusions, to the extent distributed by a foreign TRS in the year accrued, as qualifying income for purposes of the 95% gross income test. In addition, in 2011, the IRS issued a private letter ruling to a REIT reaching a result consistent with our treatment. Nevertheless, because this income does not meet the literal requirements of the REIT provisions, it is possible that the IRS could successfully take the position that it is not qualifying income. In the event that it was determined not to qualify for the 95% gross income test, we would be subject to a penalty tax with respect to the income to the extent it and other nonqualifying income exceeds 5% of our gross income and/or we could fail to qualify as a REIT. See "Federal Income Tax Consequences of Our Qualification as a REIT." In addition, if such income was determined not to qualify for the 95% gross income test, we would need to invest in sufficient qualifying assets, or sell some of our interests in our foreign TRSs to ensure that the income recognized by us from our foreign TRSs or such other corporations does not exceed 5% of our gross income, or cease to qualify as a REIT.

We may lose our REIT qualification or be subject to a penalty tax if we modify mortgage loans or acquire distressed debt in a way that causes us to fail our REIT gross income or asset tests.

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

(Back to Index)

(Back to Index)

Revenue Procedure 2011-16, as modified and superseded by Revenue Procedure 2014-51, provides a safe harbor pursuant to which we will not be required to redetermine the fair market value of the real property securing a loan for purposes of the REIT gross income and asset tests in connection with a loan modification that is: (1) occasioned by a borrower default; or (2) made at a time when we reasonably believe that the modification to the loan will substantially reduce a significant risk of default on the original loan. We cannot assure you that all of our loan modifications have qualified or will qualify for the safe harbor in Revenue Procedure 2011-16, as modified and superseded by Revenue Procedure 2014-51. To the extent we significantly modify loans in a manner that does not qualify for that safe harbor, we will be required to redetermine the value of the real property securing the loan at the time it was significantly modified. In determining the value of the real property securing such a loan, we may not obtain third-party appraisals, but rather may rely on internal valuations. No assurance can be provided that the IRS will not successfully challenge our internal valuations. If the terms of our mortgage loans, mezzanine loans and B-notes and loans supporting our MBS are significantly modified in a manner that does not qualify for the safe harbor in Revenue Procedure 2011-16, as modified and superseded by Revenue Procedure 2014-51, and the fair market value of the real property securing such loans has decreased significantly, we could fail the 75% gross income test, the 75% asset test and/or the 10% value test. Unless we qualified for relief under certain cure provisions in the Code, such failures could cause us to fail to qualify as a REIT.

Our subsidiaries and we have invested and may invest in the future in distressed debt, including distressed mortgage loans, mezzanine loans, B-notes and MBS. Revenue Procedure 2011-16, as modified and superseded by Revenue Procedure 2014-51, provides that the IRS will treat a distressed mortgage loan acquired by a REIT that is secured by real property and other property as producing in part non-qualifying income for the 75% gross income test. Specifically, Revenue Procedure 2011-16, as modified and superseded by Revenue Procedure 2014-51, indicates that interest income on a loan will be treated as qualifying income based on the ratio of (1) the fair market value of the real property securing the loan determined as of the date the REIT committed to acquire the loan and (2) the face amount of the loan (and not the purchase price or current value of the loan). The face amount of a distressed mortgage loan and other distressed debt will typically exceed the fair market value of the real property securing the debt on the date the REIT commits to acquire the debt. We believe that we will continue to invest in distressed debt in a manner consistent with complying with the 75% gross income test and maintaining our qualification as a REIT.

The failure of a loan subject to a repurchase agreement, a mezzanine loan or a preferred equity investment to qualify as a real estate asset would adversely affect our ability to qualify as a REIT.

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

In addition, we have acquired in the past and may continue to acquire mezzanine loans, which are loans secured by equity interest in a partnership or limited liability company that directly or indirectly owns real property, and preferred equity investments, which are senior equity interests in entities that own or acquire real properties. In Revenue Procedure 2003-65, or the Revenue Procedure, the IRS provided a safe harbor pursuant to which a mezzanine loan, if it meets each of the requirements contained in the Revenue Procedure, will be treated by the IRS as a real estate asset for purposes of the REIT asset tests, and interest derived from the mezzanine loan will be treated as qualifying mortgage interest for purposes of the REIT 75% income test. Although the Revenue Procedure provides a safe harbor on which taxpayers may rely, it does not prescribe rules of substantive tax law. We have acquired and may continue to acquire mezzanine loans that may not meet all of the requirements for reliance on this safe harbor. In the event we own a mezzanine loan that does not meet the safe harbor, the IRS could challenge the loan's treatment as a real estate asset for purposes of the REIT asset and income tests, and if the challenge were sustained, we could fail to qualify as a REIT.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

None.

ITEM 2.	PROPERTIES

We maintain offices in New York, New York and Philadelphia, Pennsylvania. Our principal office is located in leased space at 717 Fifth Avenue, New York, New York 10022. We do not own any real property.

ITEM 3.	LEGAL PROCEEDINGS

We may become involved in litigation on various matters due to the nature of our business activities. The resolution of these matters may result in adverse judgments, fines, penalties, injunctions and other relief against us as well as monetary payments or other agreements and obligations. In addition, we may enter into settlements on certain matters in order to avoid the additional costs of engaging in litigation. Except as discussed below, we are unaware of any contingencies arising from such litigation that would require accrual or disclosure in the consolidated financial statements at December 31, 2018.

(Back to Index)

(Back to Index)

Open Litigation Matters

Six separate shareholder derivative suits (the "New York State Actions") purporting to assert claims on behalf of us were filed in the Supreme Court of New York on the following dates: December 2015 (the "Reaves Action"), February 2017 (the "Caito Action"), March 2017 (the "Simpson Action"), March 2017 (the "Heckel Action"), May 2017 (the "Schwartz Action") and August 2017 (the "Greff Action"). Plaintiffs in the Schwartz Action and Greff Action made demands on our board of directors (our "Board") before filing suit, but plaintiffs in the Reaves Action, Caito Action, Simpson Action and Heckel Action did not. All of the shareholder derivative suits are substantially similar and allege that certain of our current and former officers and directors breached their fiduciary duties, wasted corporate assets and/or were unjustly enriched. Certain complaints assert additional claims against Exantas Capital Manager Inc. (our "Manager") and Resource America, Inc. ("Resource America") for unjust enrichment based on allegations that our Manager received excessive management fees from us. In June 2017, the Court stayed the Reaves Action, Caito Action, Simpson Action and Heckel Action in favor of the federal shareholder derivative litigation described below. Our time to respond to the complaints in the Schwartz Action and Greff Action is presently stayed by stipulation of the parties. We believe that the plaintiffs in each of the New York State Actions lack standing to assert claims derivatively on our behalf, and we intend to seek the dismissal of any New York State Action as to which the stay is lifted.

Four separate shareholder derivative suits purporting to assert claims on behalf of us were filed in the United States District Court for the Southern District of New York (the "Court") on the following dates by shareholders who declined to make a demand on our Board prior to filing suit: January 2017 (the "Greenberg Action"), January 2017 (the "Canoles Action"), January 2017 (the "DeCaro Action") and April 2017 (the "Gehan Action"). In May 2017, the Court consolidated the Greenberg Action, Canoles Action, DeCaro Action and Gehan Action as the "Federal Demand Futile Actions" and, in July 2017, appointed lead counsel and directed that a consolidated complaint be filed. Following consolidation, the plaintiffs in the Canoles Action and Gehan Action voluntarily dismissed their suits. The consolidated complaint in the Federal Demand Futile Actions, filed in August 2017, alleged claims for breach of fiduciary duty, corporate waste, unjust enrichment and violations of Section 14(a) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). In April 2018, the consolidated complaint in the Federal Demand Futile Actions was dismissed but the plaintiffs thereafter filed an appeal.

Three additional shareholder derivative suits purporting to assert claims on behalf of us were filed in the Court on the following dates by shareholders who served demands on our Board to bring litigation and allege that their demands were wrongfully refused: February 2017 (the "McKinney Action"), March 2017 (the "Sherek/Speigel Action") and April 2017 (the "Sebenoler Action"). In May 2017, the Court consolidated the McKinney Action, Sherek/Speigel Action and Sebenoler Action as the "Federal Demand Refused Actions." A consolidated complaint was filed on June 30, 2017, alleging claims for breach of fiduciary duty, unjust enrichment and violations of Section 14(a) of the Exchange Act. The consolidated complaint in the Federal Demand Refused Actions was dismissed in February 2018 but the plaintiffs thereafter filed an appeal.

In November 2018, following participation in a mediation program ordered by the appellate court, the parties to the Federal Demand Futile Actions and Federal Demand Refused Actions (collectively, the "Federal Actions") reached an agreement, in principle, to settle the Federal Actions, subject to a variety of terms and conditions including the execution of a settlement agreement and Court approval. Thereafter, in January 2019, the parties to the Federal Actions executed a stipulation and agreement of settlement (the "Settlement Agreement"). On March 7, 2019, the Court granted the parties' motion for an indicative ruling, holding that if the Federal Actions are remanded by the appellate court back to the district court, the Court would grant preliminary approval of the Settlement Agreement. It is expected that the Federal Actions will be remanded, and the Court will conduct settlement approval proceedings. Under the Settlement Agreement, if approved by the Court, we would implement certain corporate governance changes and pay $550,000 in plaintiffs' attorneys' fees to be funded by our insurers and the defendants would receive a release from liability for certain claims, including all claims asserted in the Federal Actions. Among other terms and conditions, the Settlement Agreement provides that the defendants deny any and all allegations of wrongdoing and maintain that they have acted lawfully and in accordance with their fiduciary duties at all times. The Settlement Agreement further provides that the judgments dismissing the Federal Actions shall remain valid and binding unless reversed by an appellate court.

In August 2017, Robert Canoles filed a shareholder derivative suit in Maryland Circuit Court against certain of our current and former officers and directors, as well as our Manager and Resource America (the "Canoles Action"). Mr. Canoles had previously filed his suit in the Court, but voluntarily dismissed that action after the Court declined to appoint his counsel as lead counsel in the Federal Demand Futile Actions. The complaint in the Canoles Action, as amended in October 2017, asserts a variety of claims, including claims for breach of fiduciary duty, unjust enrichment and corporate waste, which are based on allegations substantially similar to those at issue in the Federal Demand Futile Actions. The Canoles Action was stayed by the Maryland Circuit Court in favor of the federal shareholder litigation described above. We believe that Canoles lacks standing to assert claims derivatively on our behalf. In the event that the stay is lifted, we intend to seek the dismissal of the Canoles Action.

(Back to Index)

(Back to Index)

In September 2017, Michael Hafkey filed a shareholder derivative suit in the United States District Court for the District of Maryland against certain of our former officers and directors and our Manager (the "Hafkey Action"). The complaint asserts a breach of fiduciary duty claim that is substantially similar to the claims at issue in the Federal Demand Refused Actions. Mr. Hafkey previously made a demand on our Board to investigate this claim, which was ultimately denied. The Hafkey Action was stayed by the Maryland District Court in favor of the Federal Actions described above. We believe that Hafkey lacks standing to assert claims derivatively on our behalf. In the event that the stay is lifted, we intend to seek the dismissal of the Hafkey Action.

In April 2018, we funded $2.0 million into escrow in connection with the proposed settlement of outstanding litigation, which was settled in August 2018. We did not have any general litigation reserve at December 31, 2018, and we had a $2.2 million general litigation reserve, including estimated legal costs, at December 31, 2017.

Primary Capital Mortgage, LLC ("PCM") is subject to litigation related to claims for repurchases or indemnifications on loans that PCM has sold to third parties. At December 31, 2018, no such litigation demand was outstanding. At December 31, 2017, such litigation demands totaled approximately $6.5 million. Reserves for such litigation demands are included in the reserve for mortgage repurchases and indemnifications that totaled $1.7 million and $5.7 million at December 31, 2018 and 2017, respectively. The reserves for mortgage repurchases and indemnifications are included in liabilities held for sale on the consolidated balance sheets.

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

We previously disclosed a securities litigation against us and certain of our current and former officers and directors titled Levin v. Resource Capital Corp. (the "Levin Action"). On February 5, 2018, we entered into a stipulation and agreement of settlement (the "Settlement Agreement"), which received final approval from the Court on August 3, 2018. The Settlement Agreement settled all claims asserted in the action on behalf of the certified class (the "Settlement"), which consisted, with specified exceptions, of all persons who purchased our common stock, 8.25% Series B Cumulative Redeemable Preferred Stock or 8.625% Fixed-to-Floating Series C Cumulative Redeemable Preferred Stock between October 31, 2012 and August 5, 2015. Under the terms of the Settlement Agreement, a payment of $9.5 million was made to settle the litigation. The settlement payment was funded principally by insurance coverage, and we do not anticipate that the Settlement will have a material adverse impact on our financial condition. In exchange for the settlement consideration, we and the individual defendants in the Levin Action (and certain related parties) have been released from all claims that have been or could have been asserted in the case by class members (and certain related parties), excluding one holder of less than 500 shares who opted out of the Settlement. The terms of the Settlement and release of claims are described in greater detail in the Settlement Agreement filed with the Court and the Final Judgment and Order of Dismissal with Prejudice entered by the Court on August 3, 2018. The Settlement Agreement contains no admission of misconduct by us or any of the individual defendants and expressly acknowledges that we and the individual defendants deny all allegations of wrongdoing and maintain that we and they have at all times acted in good faith and in compliance with the law.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

(Back to Index)

(Back to Index)

PART II

ITEM 5.	MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our common stock is listed on the New York Stock Exchange, or NYSE, under the symbol "XAN" following our name change in May 2018. Prior to our name change, our common stock traded under the symbol "RSO" beginning with our initial public offering in February 2006 to May 2018 in connection with our name change.

We are organized and conduct our operations to qualify as a real estate investment trust, or REIT, which requires that we distribute at least 90% of our REIT taxable income. Therefore, we intend to continue to declare quarterly distributions on our common stock. No assurance, however, can be given as to the amounts or timing of future distributions as such distributions are subject to our earnings, financial condition, capital requirements and such other factors as our board of directors, or our Board, deems relevant.

At March 5, 2019, there were 31,852,998 common shares outstanding held by 346 holders of record. The 346 holders of record include Cede & Co., which holds shares as nominee for The Depository Trust Company, which itself holds shares on behalf of the beneficial owners of our common stock. Such information was obtained through our registrar and transfer agent.

The following table summarizes certain information about our 2005 Stock Incentive Plan and Amended and Restated Omnibus Equity Compensation Plan at December 31, 2018:

	(a)	(b)	(c)
Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans Excluding Securities Reflected in Column (a)
Equity compensation approved by security holders:
Options	10,000	$25.60
Restricted stock	422,671	N/A
Total	432,671		724,967

In January 2018, we redeemed all shares of 8.50% Series A Cumulative Redeemable Preferred Stock and 930,983 shares of 8.25% Series B Cumulative Redeemable Preferred Stock, or Series B Preferred Stock, following payment of the respective dividends for the period from October 31, 2017 to January 30, 2018. In March 2018, we redeemed our remaining outstanding shares of Series B Preferred Stock and paid dividends for the period from January 31, 2018 to March 26, 2018.

Our 8.625% Fixed-to-Floating Series C Cumulative Redeemable Preferred Stock, or Series C Preferred Stock, is listed on the NYSE and trades under the symbol "XANPrC." Prior to our name change in May 2018, the Series C Preferred Stock previously traded under the symbol "RSOPrC." We have declared and paid the specified quarterly dividend per share of $0.539063 through January 2019. No dividends are currently in arrears on the Series C Preferred Stock.

Issuer Purchases of Equity Securities

In August 2015, our Board authorized a program to repurchase up to $50.0 million of our outstanding equity and debt securities. In March 2016, our Board approved a new securities repurchase program for up to $50.0 million of our outstanding securities, which replaced the August 2015 repurchase plan. During the year ended December 31, 2018, we did not repurchase any shares of our common or preferred stock through this program. At December 31, 2018, $44.9 million remains available in this repurchase plan.

(Back to Index)

(Back to Index)

Performance Graph

The following line graph presentation compares cumulative total shareholder returns on our common stock with the Russell 2000 Index and the FTSE NAREIT All REIT Index for the period from December 31, 2013 to December 31, 2018. The graph and table assume that $100 was invested in each of our common stock, the Russell 2000 Index and the FTSE NAREIT All REIT Index on December 31, 2013, and that all dividends were reinvested. This data is furnished by the Research Data Group.

*$100 invested on December 31, 2013 in stock or index, including reinvestment of dividends.

Fiscal year ending December 31,

(Back to Index)

(Back to Index)

ITEM 6.	SELECTED FINANCIAL DATA

The following selected financial and operating information should be read in conjunction with Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations" and our consolidated financial statements and accompanying notes included in Item 8, "Financial Statements and Supplementary Data" (in thousands, except share and per share amounts):

	Years Ended December 31,
	2018	2017	2016	2015	2014
Consolidated Statements of Operations Data:
Net interest income	$55,163	$41,661	$58,871	$65,388	$69,788
Net income (loss) from continuing operations	$27,306	$47,457	$(11,334)	$11,079	$59,585
Per Share Data: (1)
Dividends declared per common share	$0.475	$0.20	$1.31	$2.34	$3.20
Net income (loss) per common share - basic:
Continuing operations	$0.22	$0.64	$(1.10)	$(0.62)	$1.30
Net income (loss) per common share - diluted:
Continuing operations	$0.22	$0.64	$(1.10)	$(0.62)	$1.28
Weighted average number of common shares outstanding - basic	31,198,319	30,836,400	30,539,369	32,280,319	32,007,766
Weighted average number of common shares outstanding - diluted	31,383,102	31,075,787	30,539,369	32,280,319	32,314,847
(1)	All per share amounts stated take into account the one-for-four reverse stock split effective on August 31, 2015 as though it were in full effect for all periods presented for comparative purposes.

	At December 31,
	2018	2017	2016	2015	2014
Consolidated Balance Sheets Data:
Total assets	$2,130,913	$1,912,075	$2,053,543	$2,765,562	$2,728,679
Borrowings	$1,554,223	$1,163,485	$1,191,456	$1,621,713	$1,503,159
Total Exantas Capital Corp. stockholders' equity	$553,819	$671,476	$704,299	$818,863	$935,523

(Back to Index)

(Back to Index)

ITEM 7.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with our consolidated financial statements and accompanying notes included in Item 8, "Financial Statements and Supplementary Data" of this annual report on Form 10-K.

Overview

We are a Maryland corporation and real estate investment trust ("REIT") that is primarily focused on originating, holding and managing commercial mortgage loans and commercial real estate-related debt investments. We are externally managed by Exantas Capital Manager Inc. (our "Manager"), which is an indirect wholly-owned subsidiary of C-III Capital Partners LLC ("C-III"), a leading commercial real estate ("CRE") investment management and services company engaged in a broad range of activities. C-III is the beneficial owner of 2.4% of our outstanding shares of common stock at December 31, 2018. Our Manager draws upon the management teams of C-III and its subsidiaries and its collective investment experience to provide its services. Our objective is to provide our stockholders with total returns over time, including quarterly distributions and capital appreciation, while seeking to manage the risks associated with our investment strategies. Historically, we have made other residential real estate and commercial finance investments. We have financed a substantial portion of our portfolio investments through borrowing strategies seeking to match the maturities and repricing dates of our financings with the maturities and repricing dates of our investments, and we have sought to mitigate interest rate risk through derivative instruments.

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

•

Commercial mortgage-backed securities ("CMBS") that are collateralized by commercial mortgage loans, including senior and subordinated investment grade CMBS, below investment grade CMBS and unrated CMBS.

•	CRE Investments: We may invest in other income producing real estate debt and equity investments.

We generate our income primarily from the spread between the revenues we receive from our assets and the cost to finance our ownership of those assets, including corporate debt and from hedging interest rate risks.

(Back to Index)

(Back to Index)

We use leverage to enhance our returns, and we have financed each of our different asset classes with different degrees of leverage. The cost of borrowings to finance our investments is a significant part of our expenses. Our net income depends on our ability to control these expenses relative to our revenue. We historically have financed our CRE loan portfolio with repurchase agreements as a short-term financing source and securitizations and, to a lesser extent, other term financing as long-term financing sources. We expect to continue to use these financing sources into the near term future. At December 31, 2018, our match-funded, floating rate CRE and CMBS investments, at par, comprise 89% of the core investment portfolio totaling $2.0 billion. We use derivative financial instruments to hedge a portion of the interest rate risk associated with our borrowings. We generally seek to minimize interest rate risk with a strategy that is expected to result in the least amount of volatility under generally accepted accounting principles while still meeting our strategic economic objectives and maintaining adequate liquidity and flexibility. These hedging transactions may include interest rate swaps, collars, caps or floors, puts, calls and options.

In November 2016, we received approval from our board of directors (our "Board") to execute a strategic plan (the "Plan") to focus our strategy on CRE debt investments. The Plan contemplated disposing of certain loans underwritten prior to 2010 ("legacy CRE loans"), exiting non-core businesses and investments (collectively, the "Identified Assets"), and establishing a dividend policy based on sustainable earnings.

We began the process of disposing of several ancillary businesses and investments as part of the Plan during the fourth quarter of 2016. The dispositions included our residential mortgage origination operations and our middle market lending segment. We moved these segments to discontinued operations and also moved our life settlement contract investment as well as several legacy CRE loans to held for sale classification in the fourth quarter of 2016 and recognized impairments to adjust the carrying value of these businesses and investments to their estimated fair market value. We have substantially completed the execution of the Plan. As of December 31, 2018, we had approximately $29.8 million of the $480.1 million identified Plan assets remaining, of which $28.5 million related to two legacy CRE loans. We have deployed the capital received from executing the Plan primarily into our CRE lending business and CMBS investments. These investments were initially financed in part through our CRE and CMBS term facilities and, in the case of CRE loans, through securitizations.

We typically target transitional floating-rate CRE loans between $20.0 million and $30.0 million. During the year ended December 31, 2018, we originated 41 new CRE loans with total commitments of $861.6 million, which was our highest production year since inception. During the year ended December 31, 2018, we acquired CMBS with total face values of $252.3 million. We expect to continue to diversify and extend the duration of our core CRE portfolio by investing in CMBS where we see attractive investment opportunities. We expect to see continued positive momentum in 2019 and anticipate that our originations and investments for the year ended December 31, 2019 will be between $850.0 million and $1.0 billion for the calendar year.

In furtherance of the actions taken to reduce our cost of capital, we redeemed all of our 8.50% Series A Cumulative Redeemable Preferred Stock and 8.25% Series B Cumulative Redeemable Preferred Stock ("Series B Preferred Stock"), at a total redemption cost of $165.3 million, during the first quarter of 2018. In December 2018, our 6.00% convertible senior notes due 2018 ("6.00% Convertible Senior Notes") matured, which resulted in the payoff of the outstanding balance, including accrued interest, totaling $72.6 million. The preferred stock redemptions eliminated approximately $13.7 million of preferred stock dividends on an annual basis and the maturity of the 6.00% Convertible Senior Notes eliminated approximately $4.2 million of interest expense on an annual basis.

At December 31, 2018, our equity was allocated as follows: 95% in core assets and 5% in non-core assets. At December 31, 2017, our equity was allocated as follows: 84% in core assets and 16% in non-core assets.

Results of Operations

Our net income allocable to common shares for the year ended December 31, 2018 was $7.0 million, or $0.22 per share-basic ($0.22 per share-diluted), as compared to net income allocable to common shares of $5.7 million, or $0.18 per share-basic ($0.18 per share-diluted), for the year ended December 31, 2017 and a net loss allocable to common shares of $53.0 million, or $(1.73) per share-basic ($(1.73) per share-diluted), for the year ended December 31, 2016.

(Back to Index)

(Back to Index)

Net Interest Income

The following table analyzes the change in interest income and interest expense for the comparative years ended December 31, 2018 and 2017 by changes in volume and changes in rates. The changes attributable to the combined changes in volume and rate have been allocated proportionately, based on absolute values, to the changes due to volume and changes due to rates (in thousands):

	Year Ended December 31, 2018 Compared to Year Ended December 31, 2017
			Due to Changes in
	Net Change	Percent Change (1)	Volume	Rate
Increase (decrease) in interest income:
CRE whole loans (2)	$15,000	18%	$8,939	$6,061
Legacy CRE loans (2)(3)	(1,468)	(44)%	(1,762)	294
CRE mezzanine loan	269	100%	269	—
CRE preferred equity investment (2)	1,731	100%	1,731	—
Securities (4)	10,099	119%	10,824	(725)
Other	(2,170)	(85)%	(2,142)	(28)
Total increase in interest income	23,461	24%	17,859	5,602

Increase (decrease) in interest expense:
Securitized borrowings: (5)
RCC 2014-CRE2 Senior Notes	(3,274)	(100)%	(3,274)	—
RCC 2015-CRE3 Senior Notes	(5,773)	(82)%	(7,304)	1,531
RCC 2015-CRE4 Senior Notes	(3,770)	(72)%	(4,601)	831
RCC 2017-CRE5 Senior Notes	5,404	166%	4,398	1,006
XAN 2018-RSO6 Senior Notes	7,744	100%	7,744	—
Unsecured junior subordinated debentures	481	18%	—	481
Convertible senior notes: (5)
4.50% Convertible Senior Notes	6,052	171%	6,052	—
6.00% Convertible Senior Notes	(2,504)	(34)%	(2,504)	—
8.00% Convertible Senior Notes	(4,581)	(70)%	(4,581)	—
CRE - term repurchase facilities (5)	4,652	35%	2,177	2,475
CMBS - term repurchase facilities	(1,848)	(76)%	(2,275)	427
Trust certificates - term repurchase facilities (5)	1,460	53%	1,410	50
CMBS - short term repurchase agreements	5,877	100%	5,877	—
Hedging	39	30%	39	—
Total increase in interest expense	9,959	17%	3,158	6,801
Net increase (decrease) in net interest income	$13,502		$14,701	$(1,199)
(1)	Percent change is calculated as the net change divided by the respective interest income or interest expense for the year ended December 31, 2017.
(2)

Includes a decrease in fee income of approximately $264,000 on CRE whole loans and increases of approximately $510,000 and $29,000 recognized on legacy CRE loans and the CRE preferred equity investment, respectively, that were due to changes in volume.

(3)

Includes the change in interest income recognized on two legacy CRE loans reclassified to CRE loans from assets held for sale on the consolidated balance sheet at June 30, 2018. One of the reclassified legacy CRE loans paid off at par in December 2018.

(4)	Includes an increase from net accretion income of approximately $2.1 million that was due to changes in volume.
(5)

Includes a decrease of net amortization expense of approximately $2.1 million on our securitized borrowings, and increases of approximately $928,000, $394,000 and $96,000 on our convertible senior notes, CRE - term repurchase facilities and trust certificates - term repurchase facilities, respectively, that were due to changes in volume.

Net Change in Interest Income for the Comparative Years Ended December 31, 2018 and 2017:

Aggregate interest income increased by $23.5 million for the comparative years ended December 31, 2018 and 2017. We attribute the change to the following:

CRE whole loans. The increase of $15.0 million for the comparative years ended December 31, 2018 and 2017 was primarily attributable to an increase in the outstanding balance of CRE whole loans, attributable to net fundings of $237.2 million for the year ended December 31, 2018, and an increase in the one-month London Interbank Offered Rate ("LIBOR"), our benchmark rate on CRE whole loans, over the comparative years.

Legacy CRE loans. The decrease of $1.5 million for the comparative years ended December 31, 2018 and 2017 was primarily attributable to legacy CRE loan payoffs, including: 2017 payoffs of four loans with carrying values of $90.7 million and the 2018 payoff of one loan with a carrying value of $11.0 million.

(Back to Index)

(Back to Index)

CRE preferred equity investment. The increase of $1.7 million for the comparative years ended December 31, 2018 and 2017 was attributable to our March 2018 investment in a preferred equity interest with an outstanding principal balance of $19.7 million and an 11.50% interest rate at December 31, 2018.

Securities. The increase of $10.1 million for the comparative years ended December 31, 2018 and 2017 was primarily attributable to the acquisitions of CMBS with acquisitions of $216.5 million net of repayments during the year ended December 31, 2018. The increase was partially offset by decreases in interest income on our asset-backed securities ("ABS"), resulting from the September 2017 sales of four securities with total amortized costs of $2.5 million and the December 2017 sale of one security with an amortized cost of $1.8 million.

Other. The decrease of $2.2 million for the comparative years ended December 31, 2018 and 2017 was primarily attributable to the sales of our remaining investments in the Harvest CLOs, which were euro-denominated collateralized loan obligation ("CLO") investments collateralized by syndicated bank loans, and the receipt of $1.1 million of cash in excess of our cost basis on a trading security, recorded as interest income in our consolidated statements of operations during the year ended December 31, 2017.

Net Change in Interest Expense for the Comparative Years Ended December 31, 2018 and 2017:

Aggregate interest expense increased by $10.0 million for the comparative years ended December 31, 2018 and 2017. We attribute the change to the following:

Securitized borrowings. The total net increase of $331,000 for the comparative years ended December 31, 2018 and 2017 was primarily attributable to the close of Exantas Capital Corp. 2018-RSO6, Ltd. ("XAN 2018-RSO6") in June 2018, the incurrence of a full year of interest expense on Resource Capital Corp. 2017-CRE5, Ltd. ("RCC 2017-CRE5") and the increase in one-month LIBOR over the comparative years. The increases were offset by decreases attributable to the liquidations of Resource Capital Corp. 2014-CRE2, Ltd. ("RCC 2014-CRE2"), Resource Capital Corp. 2015-CRE3, Ltd. ("RCC 2015-CRE3") and Resource Capital Corp. 2015-CRE4, Ltd. ("RCC 2015-CRE4") in August 2017, August 2018 and July 2018, respectively.

Unsecured junior subordinated debentures. The increase of $481,000 for the comparative years ended December 31, 2018 and 2017 was attributable to an increase in three-month LIBOR, the benchmark rate on the borrowings, over the comparative years.

Convertible senior notes. The decrease of $1.0 million for the comparative years ended December 31, 2018 and 2017 was primarily attributable to the extinguishment of $44.5 million and $78.8 million of aggregate principal of our 6.00% Convertible Senior Notes and 8.00% convertible senior notes due 2020 ("8.00% Convertible Senior Notes"), respectively, in the third quarter of 2017. That decrease was partially offset by the issuance of $143.8 million of 4.50% convertible senior notes due 2022 ("4.50% Convertible Senior Notes").

CRE - term repurchase facilities. The increase of $4.7 million for the comparative years ended December 31, 2018 and 2017 was primarily attributable to an increase in one-month LIBOR over the comparative years ended and the increased utilization of the facilities, in which outstanding borrowings increased by $215.9 million from December 31, 2017 to December 31, 2018, aided by the execution of two new facilities, with Barclays Bank PLC ("Barclays") and JPMorgan Chase Bank, N.A. ("JPMorgan Chase"), in 2018.

CMBS - term repurchase facilities & CMBS - short-term repurchase agreements. The decrease of $1.8 million and increase of $5.9 million on the CMBS - term repurchase facilities and CMBS - short-term repurchase agreements, respectively, for the comparative years ended December 31, 2018 and 2017 were primarily attributable to our increased utilization of short term repurchase agreements to finance CMBS and decreased utilization of longer term facilities in 2018.

Trust certificates - term repurchase facilities. The increase of $1.5 million for the comparative years ended December 31, 2018 and 2017 was primarily attributable to the September 2017 execution of a new trust certificate repurchase agreement with RSO Repo SPE Trust 2017, with an outstanding balance of $47.3 million at December 31, 2018, and an increase in one-month LIBOR over the comparative periods.

(Back to Index)

(Back to Index)

The following table analyzes the change in interest income and interest expense for the comparative years ended December 31, 2017 and 2016 by changes in volume and changes in rates. The changes attributable to the combined changes in volume and rate have been allocated proportionately, based on absolute values, to the changes due to volume and changes due to rates (in thousands, except amounts in footnotes):

	Year Ended December 31, 2017 Compared to Year Ended December 31, 2016
			Due to Changes in
	Net Change	Percent Change (1)	Volume	Rate
Increase (decrease) in interest income:
CRE whole loans (2)(3)	$446	1%	$(7,287)	$7,733
Legacy CRE loans	2,593	355%	2,593	—
Securities (3)	(13,883)	(62)%	(14,048)	165
Other	(2,456)	(49)%	348	(2,804)
Total (decrease) increase in interest income	(13,300)	(12)%	(18,394)	5,094

Increase (decrease) in interest expense:
Securitized borrowings: (4)
RCC CRE Notes 2013	(1,909)	(100)%	(1,909)	—
RCC 2014-CRE2 Senior Notes	(886)	(21)%	(1,873)	987
RCC 2015-CRE3 Senior Notes	(44)	(1)%	(1,901)	1,857
RCC 2015-CRE4 Senior Notes	(315)	(6)%	(1,738)	1,423
RCC 2017-CRE5 Senior Notes	3,252	100%	3,252	—
Unsecured junior subordinated debentures (5)	149	6%	—	149
Convertible senior notes: (4)
4.50% Convertible Senior Notes	3,539	100%	3,539	—
6.00% Convertible Senior Notes	(1,268)	(15)%	(1,268)	—
8.00% Convertible Senior Notes	(2,643)	(29)%	(2,643)	—
CRE - term repurchase facilities	2,327	21%	355	1,972
CMBS - term repurchase facilities	700	40%	139	561
Trust certificates - term repurchase facilities (4)	996	57%	922	74
Hedging	12	10%	12	—
Total increase (decrease) in interest expense	3,910	7%	(3,113)	7,023
Net (decrease) increase in net interest income	$(17,210)		$(15,281)	$(1,929)
(1)	Percent change is calculated as the net change divided by the respective interest income or interest expense for the year ended December 31, 2016.
(2)	Includes a decrease of fee income of approximately $59,000 on CRE whole loans that were due to changes in volume.
(3)	Includes increases of net accretion income of approximately $1.0 million and $71,000 on our CMBS securities and CRE whole loans, respectively, that were due to changes in volume.
(4)

Includes increases of net amortization expense of approximately $2.3 million, $518,000 and $63,000 on our securitized borrowings, convertible senior notes and trust certificates - term repurchase facilities, respectively, that were due to changes in volume.

(5)	Includes a decrease of net amortization expense of approximately $135,000 on our unsecured junior subordinated debentures that were due to changes in rate.

Net Change in Interest Income for the Comparative Years Ended December 31, 2017 and 2016:

Aggregate interest income decreased by $13.3 million for the comparative years ended December 31, 2017 and 2016. We attribute the change to the following:

CRE whole loans and legacy CRE loans. The increase of $3.0 million for the comparative years ended December 31, 2017 and 2016 was primarily attributable to an increase in one-month LIBOR for the comparative years.

Securities. The decrease of $13.9 million for the comparative years ended December 31, 2017 and 2016 was primarily attributable to a decrease of $17.0 million on ABS interest income; offset by an increase of $3.1 million of CMBS interest income. The decrease of ABS interest income was primarily attributable to the liquidations of Resource Real Estate Funding CDO 2006-1, Ltd. ("RREF CDO 2006-1") and Resource Real Estate Funding CDO 2007-1, Ltd. ("RREF CDO 2007-1") and partial liquidation of Apidos Cinco CDO ("Apidos Cinco") in 2017. The increase of CMBS interest income was primarily attributable to the acquisition of CMBS with total face values of $212.0 million during the year ended December 31, 2017.

Other. The decrease of $2.5 million for the comparative years ended December 31, 2017 and 2016 was primarily attributable to the sales of our remaining investments in the Harvest CLOs during the year ended December 31, 2017.

(Back to Index)

(Back to Index)

Net Change in Interest Expense for the Comparative Years Ended December 31, 2017 and 2016:

Aggregate interest expense increased by $3.9 million for the comparative years ended December 31, 2017 and 2016. We attribute the change to the following:

CRE - term repurchase facilities. The increase of $2.3 million for the comparative years ended December 31, 2017 and 2016 was primarily attributable to the increase in one-month LIBOR for the comparative years.

CMBS - term repurchase facilities. The increase of $700,000 for the comparative years ended December 31, 2017 and 2016 was primarily attributable to increased financing of new acquisitions in our CMBS portfolio utilizing the proceeds from the monetization of Plan assets.

Trust certifications - term repurchase facilities. The increase of $996,000 for the comparative years ended December 31, 2017 and 2016 was primarily attributable to the execution of a new trust certificate repurchase agreement with RSO Repo SPE Trust 2017 in September 2017.

The following table presents the average net yield and average cost of funds for the years ended December 31, 2018, 2017 and 2016 (in thousands, except percentages):

	Year Ended December 31, 2018			Year Ended December 31, 2017			Year Ended December 31, 2016
	Average Amortized Cost	Interest Income (Expense)	Average Net Yield (Cost of Funds)	Average Amortized Cost	Interest Income (Expense)	Average Net Yield (Cost of Funds)	Average Amortized Cost	Interest Income (Expense)	Average Net Yield (Cost of Funds)
Interest-earning assets
CRE whole loans (1)	$1,415,753	$99,944	7.06%	$1,275,044	$84,944	6.66%	$1,399,591	$84,498	6.03%
Legacy CRE loans	66,687	1,856	2.78%	129,724	3,324	2.56%	22,723	731	3.22%
CRE mezzanine loan	2,665	269	10.10%	—	—	—%	—	—	—%
CRE preferred equity investment	14,665	1,731	11.80%	—	—	—%	—	—	—%
Securities	298,769	18,600	6.23%	126,407	8,501	6.72%	225,640	22,384	9.91%
Other	10,476	379	3.62%	59,083	2,549	4.32%	40,220	5,005	12.41%
Total interest income/average net yield	1,809,015	122,779	6.79%	1,590,258	99,318	6.24%	1,688,174	112,618	6.66%
Interest-bearing liabilities
Collateralized by:
CRE whole loans	809,976	(37,251)	(4.60)%	751,001	(32,268)	(4.30)%	920,245	(29,842)	(3.24)%
CMBS	184,558	(6,462)	(3.50)%	83,757	(2,433)	(2.91)%	72,594	(1,734)	(2.39)%
General corporate debt:
Unsecured junior subordinated debentures	51,548	(3,200)	(6.12)%	51,548	(2,719)	(5.29)%	51,504	(2,571)	(4.97)%
4.50% Convertible Senior Notes	128,670	(9,591)	(7.35)%	48,033	(3,539)	(7.37)%	—	—	—%
6.00% Convertible Senior Notes	64,239	(4,814)	(7.39)%	96,054	(7,318)	(7.62)%	110,929	(8,586)	(7.74)%
8.00% Convertible Senior Notes	20,831	(1,923)	(9.10)%	68,635	(6,504)	(9.48)%	95,959	(9,145)	(9.53)%
Trust certificates - term repurchase facilities	61,882	(4,206)	(6.80)%	41,060	(2,746)	(6.69)%	26,242	(1,750)	(6.67)%
Hedging	61,354	(169)	(0.31)%	13,569	(130)	(0.96)%	842	(119)	(14.11)%
Total interest expense/average cost of funds	1,383,058	(67,616)	(4.87)%	1,153,657	(57,657)	(5.00)%	1,278,315	(53,747)	(4.20)%
Total net interest income/average spread		$55,163	1.92%		$41,661	1.24%		$58,871	2.46%
(1)	Includes $158.2 million of legacy CRE loans prior to transer to assets held for sale on our consolidated balance sheets during the year ended December 31, 2016.

(Back to Index)

(Back to Index)

Other Revenue

Year Ended December 31, 2018 as compared to Year Ended December 31, 2017

Other revenue decreased by $1.9 million for the comparative years ended December 31, 2018 and 2017 from $2.0 million during the year ended December 31, 2017. The decrease was primarily attributable to a $1.4 million decrease in fee income resulting from the liquidation of the remaining CLO management contract held at Resource Capital Asset Management, LLC ("RCAM") during the year ended December 31, 2017.

Year Ended December 31, 2017 as compared to Year Ended December 31, 2016

Other revenue decreased by $1.8 million for the comparative years ended December 31, 2017 and 2016 from $3.8 million during the year ended December 31, 2016. The decrease was primarily attributable to a $1.3 million decrease in fee income resulting from the liquidation of the remaining RCAM CLO management contracts, including one and two management contracts during the years ended December 31, 2017 and 2016, respectively. Additionally, the decrease in other revenue was attributable to a $695,000 decrease in fee income resulting from a contracted step down in our management fee rebates resulting from the sale of three of our investments in the Harvest CLOs. The decrease in other revenue was offset by a $215,000 increase in dividend income, primarily attributable to the reversal of $207,000 of accrued dividend income that was believed to be uncollectible during the year ended December 31, 2016.

Operating Expenses

Year Ended December 31, 2018 as compared to the Year Ended December 31, 2017

The following table sets forth information relating to our operating expenses for the years presented (in thousands, except percentages):

	Years Ended December 31,
	2018	2017	Dollar Change	Percent Change
Operating expenses:
Management fees	$11,250	$13,117	$(1,867)	(14)%
General and administrative	10,666	15,846	(5,180)	(33)%
Equity compensation	2,717	2,738	(21)	(1)%
Impairment losses	934	177	757	428%
Depreciation and amortization	77	139	(62)	(45)%
(Recovery of) provision for loan and lease losses, net	(1,595)	1,772	(3,367)	(190)%
Total operating expenses	$24,049	$33,789	$(9,740)	(29)%

Management fees. The decrease of $1.9 million for the comparative years ended December 31, 2018 and 2017 was primarily attributable to the recognition of an incentive management fee of $2.2 million in connection with the $41.1 million gain recognized on the liquidation of our investment in LEAF Commercial Capital, Inc. ("LCC") during the year ended December 31, 2017. This decrease was offset by an increase in the amended base management fee, fixed at $937,500 for each of the 15 successive months beginning October 1, 2017, as defined in our Third Amended and Restated Management Agreement ("Management Agreement"). As of January 1, 2019, base management fees revert back to 1/12th of the amount of our equity multiplied by 1.50%.

(Back to Index)

(Back to Index)

General and administrative. General and administrative expenses decreased by $5.2 million for the comparative years ended December 31, 2018 and 2017. The following table summarizes the information relating to our general and administrative expenses for the years presented (in thousands, except percentages):

	Years Ended December 31,
	2018	2017	Dollar Change	Percent Change
General and administrative
Wages and benefits	$3,365	$3,611	$(246)	(7)%
Professional services	3,307	7,011	(3,704)	(53)%
D&O insurance	1,165	1,039	126	12%
Operating expenses	847	1,287	(440)	(34)%
Director fees	655	991	(336)	(34)%
Dues and subscriptions	619	954	(335)	(35)%
Rent and utilities	331	544	(213)	(39)%
Travel	294	366	(72)	(20)%
Tax penalties, interest & franchise tax	83	43	40	93%
Total general and administrative	$10,666	$15,846	$(5,180)	(33)%

The decrease in general and administrative expenses for the comparative years ended December 31, 2018 and 2017 was primarily attributable to (i) a decrease in professional services due to the establishment of a general litigation reserve of $2.2 million, the incurrence of $792,000 of legal expenses associated with a legacy CRE loan and an aborted CRE securitization and $621,000 of consulting and advertising expenses during the year ended December 31, 2017, (ii) a decrease in operating expenses attributable to a $315,000 decrease in connection with the divestiture of our life settlement contract portfolio, (iii) a decrease in director fees attributable to a decrease in the amount paid to members of the investment committee of our Board in 2018 and (iv) a decrease in dues and subscriptions attributable to a reduction in rating agency fees from the liquidations of CRE securitizations.

Impairment losses. The increase of $757,000 for the comparative years ended December 31, 2018 and 2017 was primarily attributable to the realization of a $934,000 other-than-temporary impairment loss on one CMBS position with an amortized cost of $934,000 acquired in 2007.

(Recovery of) provision for loan and lease losses, net. (Recovery of) provision for loan and lease losses, net decreased by $3.4 million from a provision to a recovery for the comparative years ended December 31, 2018 and 2017. The following table summarizes information relating to our loan and lease losses for the years presented (in thousands, except percentages):

	Years Ended December 31,
	2018	2017	Dollar Change	Percent Change
(Recovery of) provision for loan and lease losses, net:
Whole loans	$(1,595)	$1,499	$(3,094)	(206)%
Syndicated corporate loans	—	3	(3)	(100)%
Direct financing leases	—	270	(270)	(100)%
Total (recovery of) provision for loan and lease losses, net	$(1,595)	$1,772	$(3,367)	(190)%

CRE whole loans. The CRE whole loans provision decreased by $3.1 million to a recovery for the comparative years ended December 31, 2018 and 2017. We recognized a $1.6 million reduction in our general reserve during the year ended December 31, 2018 as a result of the reversal of provisions associated with loans that were repaid during the year. The CRE whole loans provision of $1.5 million recorded during the year ended December 31, 2017 was the result of an increase in the value of loans assigned to risk rating category 3 (see Note 7 in Item 8, "Financial Statements and Supplementary Data" for a discussion of our credit quality indicators).

Direct financing leases. During the year ended December 31, 2017, we recorded a $270,000 provision recorded against the value of our direct financing lease portfolio, with a carrying value of approximately $66,000 and $151,000 at December 31, 2018 and 2017, respectively, due to delinquent leases.

(Back to Index)

(Back to Index)

Year Ended December 31, 2017 as compared to the Year Ended December 31, 2016

The following table sets forth information relating to our operating expenses for the years presented (in thousands, except percentages):

	Years Ended December 31,
	2017	2016	Dollar Change	Percent Change
Operating expenses:
Management fees	$13,117	$12,991	$126	1%
General and administrative	15,846	15,197	649	4%
Equity compensation	2,738	3,025	(287)	(9)%
Impairment losses	177	26,470	(26,293)	(99)%
Depreciation and amortization	139	1,566	(1,427)	(91)%
Provision for loan and lease losses, net	1,772	17,765	(15,993)	(90)%
Total operating expenses	$33,789	$77,014	$(43,225)	(56)%
General and administrative. General and administrative expenses increased by $649,000 for the comparative years ended December 31, 2017 and 2016. The following table summarizes the information relating to our general and administrative expenses for the years presented (in thousands, except percentages):

	Years Ended December 31,
	2017	2016	Dollar Change	Percent Change
General and administrative
Wages and benefits	$3,611	$4,570	$(959)	(21)%
Professional services (1)(2)	7,011	4,865	2,146	44%
D&O insurance	1,039	848	191	23%
Operating expenses	1,287	1,535	(248)	(16)%
Director fees	991	885	106	12%
Dues and subscriptions	954	1,211	(257)	(21)%
Rent and utilities	544	564	(20)	(4)%
Travel	366	456	(90)	(20)%
Tax penalties, interest & franchise tax	43	263	(220)	(84)%
Total general and administrative	$15,846	$15,197	$649	4%

(1)	Professional services for the year ended December 31, 2016 include $563,000 of expenses related to the restructuring of our taxable REIT subsidiaries and related tax preparation work performed.
(2)

Professional services for the year ended December 31, 2016 include $850,000 of legal expenses related to the modification of one of our legacy CRE loans. This loan was classified as held for sale at December 31, 2016 and paid off in June 2017.

The increase in general and administrative expenses for the comparative years ended December 31, 2017 and 2016 was primarily attributable to an increase in professional services due to the establishment of a general litigation reserve of $2.2 million for the year ended December 31, 2017, offset by a decrease in wages and benefits, operating expenses and dues and subscriptions primarily attributable to the management of expenses.

Impairment losses. The decrease of $26.3 million for the comparative years ended December 31, 2017 and 2016 was primarily attributable to an other-than-temporary impairment charge of $19.9 million, resulting from two legacy CRE loans with cost bases in excess of projected cash flows, on RREF CDO 2007-1 recorded during the year ended December 31, 2016. Additionally, the decrease was attributable to impairment losses of $3.7 million, resulting from the reduction of the actual and expected revenue-earning useful lives of two RCAM-managed CLOs called in October 2016 and early 2017, and $1.8 million, resulting from the charge off of one trading security's cost basis, during the year ended December 31, 2016.

Depreciation and amortization. The decrease of $1.4 million for the comparative years ended December 31, 2017 and 2016 was primarily attributable to the termination and acceleration of amortization of the underlying intangible assets of two RCAM-managed CLOs called in January 2016 and October 2016.

(Back to Index)

(Back to Index)

Provision for loan and lease losses, net. Provision for loan and lease losses, net decreased by $16.0 million for the comparative years ended December 31, 2017 and 2016. The following table summarizes information relating to our loan and lease losses for the years presented (in thousands, except percentages):

	Years Ended December 31,
	2017	2016	Dollar Change	Percent Change
Provision for loan and lease losses, net:
Whole loans	$1,499	$18,167	$(16,668)	(92)%
Syndicated corporate loans	3	(402)	405	101%
Direct financing leases	270	—	270	100%
Total provision for loan and lease losses, net	$1,772	$17,765	$(15,993)	(90)%

CRE whole loans. The decrease of $16.7 million for the comparative years ended December 31, 2017 and 2016 was primarily attributable to a provision of $18.2 million recorded during the year ended December 31, 2016, attributable to specific reserves on eight legacy CRE loans identified and subsequently classified as held for sale resulting from the implementation of the Plan and one CRE loan deemed impaired. The provision of $1.5 million recorded during the year ended December 31, 2017 was primarily attributable to a net general reserve as a result of an increase in the carrying value of loans risk-rated as a 3.

Syndicated corporate loans. The increase from a provision to a recovery of $405,000 for the comparative years ended December 31, 2017 and 2016 was primarily attributable to a net recovery of $402,000 during the year ended December 31, 2016 resulting from the write-off of unsettled positions that remained at the time of liquidation, offset by the partial recovery of a provision previously taken on a liquidated syndicated corporate loan CLO.

Direct financing leases. The increase of $270,000 for the comparative years ended December 31, 2017 and 2016 was primarily attributable to a provision taken against the value of delinquent leases in our direct financing lease portfolio during the year ended December 31, 2017.

Other Income (Expense)

Year Ended December 31, 2018 as compared to Year Ended December 31, 2017

The following table sets forth information relating to our other income (expense) for the years presented (in thousands, except percentages):

	Years Ended December 31,
	2018	2017	Dollar Change	Percent Change
Other income (expense):
Equity in earnings of unconsolidated entities	$217	$39,545	$(39,328)	(99)%
Net realized and unrealized gain on investment securities available-for-sale and loans and derivatives	639	18,334	(17,695)	(97)%
Net realized and unrealized gain (loss) on investment securities, trading	53	(954)	1,007	106%
Fair value adjustments on financial assets held for sale	(7,176)	(1,831)	(5,345)	292%
Loss on extinguishment/reissuance of debt	—	(10,365)	10,365	100%
Other income (expense)	1,996	(579)	2,575	445%
Total other (expense) income	$(4,271)	$44,150	$(48,421)	(110)%

Equity in earnings of unconsolidated entities. The decrease of $39.3 million for the comparative years ended December 31, 2018 and 2017 was primarily attributable to a realized gain of $41.1 million recognized on the sale of LCC in July 2017. This decrease was offset by a net loss of $345,000 on the disposition of our investment in Pearlmark Mezzanine Reality Partners IV, L.P. ("Pearlmark Mezz"), as well as other decreases in earnings from disposals and partial redemptions of our investments in unconsolidated entities during the year ended December 31, 2017.

Net realized and unrealized gain on investment securities available-for-sale and loans and derivatives. The decrease of $17.7 million for the comparative years ended December 31, 2018 and 2017 was primarily attributable to realized gains of $12.5 million recognized on repayments in excess of carrying values on two legacy CRE loans and net realized gains, which include realized losses on foreign currency transaction, of $1.6 million from sales of 13 investment securities available-for-sale during the year ended December 31, 2017.

(Back to Index)

(Back to Index)

Net realized and unrealized gain (loss) on investment securities, trading. The increase of $1.0 million from a loss to a gain for the comparative years ended December 31, 2018 and 2017 was primarily attributable to the receipt of a $4.1 million principal payment on one trading security, which resulted in $1.1 million of interest income, offset by a reversal of $1.1 million in unrealized gains, in the first quarter of 2017.

Fair value adjustments on financial assets held for sale. The increase in losses of $5.3 million for the comparative years ended December 31, 2018 and 2017 was primarily attributable to charges of $7.2 million, which include protective advances made of $1.7 million, to write down a legacy CRE loan held for sale to its adjusted appraised value.

Loss on extinguishment/reissuance of debt. A loss of $10.4 million was recorded for the year ended December 31, 2017 related to the extinguishment of $44.5 million of our 6.00% Convertible Senior Notes and $78.8 million of our 8.00% Convertible Senior Notes.

Other income (expense). The increase of $2.6 million from expense to income for the comparative years ended December 31, 2018 and 2017 was primarily attributable to the receipt of $1.4 million of dividend income on an investment held at Apidos CDO I, Ltd. and Apidos CDO III, Ltd. ("Apidos CDO III") with no carrying value and the receipt of $478,000 of cash in excess of the carrying value of an asset secured by collateral management fees during the year ended December 31, 2018. Additionally, the increase was attributable to a reserve of $703,000 related to the Pearlmark Mezz indemnification during the year ended December 31, 2017.

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

Equity in earnings of unconsolidated entities. The increase of $33.6 million for the comparative years ended December 31, 2017 and 2016 was primarily attributable to a realized gain of $41.1 million recognized on the liquidation of our investment in LCC following its sale in July 2017. The increase was offset by a net loss of $345,000 on the disposition of our investment in Pearlmark Mezz, as well as other decreases in earnings from disposals of assets and partial redemptions of our investments in unconsolidated entities.

Net realized and unrealized gain on investment securities available-for-sale and loans and derivatives. The increase of $14.3 million for the comparative years ended December 31, 2017 and 2016 was primarily attributable to realized gains of $12.5 million on repayments in excess of the carrying values of two legacy CRE loans and net realized gains, which include realized losses on foreign currency transaction, of $1.6 million from sales of 13 investments securities available-for-sale during the year ended December 31, 2017. The increases in earnings were offset by gains totaling $2.9 million during the year ended December 31, 2016 related to the liquidations of RREF CDO 2006-1 and RREF CDO 2007-1.

Net realized and unrealized (loss) gain on investment securities, trading. The decrease from a gain to a loss of $3.4 million for the comparative years ended December 31, 2017 and 2016 was primarily attributable to the receipt of a $4.1 million principal payment on one trading security, which resulted in $1.1 million of interest income and the offsetting reversal of unrealized gains, in the first quarter of 2017.

Fair value adjustments on financial assets held for sale. Charges of $1.8 million were recorded during the year ended December 31, 2017 and were primarily attributable to a charge of $1.9 million, including $442,000 of protective advances to cover borrower operating losses, on one legacy CRE loan to mark the loan to its adjusted appraised value.

Loss on extinguishment/reissuance of debt. A loss of $10.4 million was recorded for the year ended December 31, 2017 attributable to the extinguishment of $44.5 million and $78.8 million of the 6.00% Convertible Senior Notes and 8.00% Convertible Senior Notes, respectively.

(Back to Index)

(Back to Index)

Other (expense) income. The decrease from income to expense of $2.1 million for the comparative years ended December 31, 2017 and 2016 was primarily attributable to a $1.5 million consent fee recognized during the year ended December 31, 2016 from Resource America, Inc. at the closing of the acquisition by C-III. The decrease was further attributable to the recognition of a $703,000 reserve related to our indemnification agreement with the purchaser of our former investment in Pearlmark Mezz, which indemnified the purchaser against realized losses on one mezzanine loan, during the year ended December 31, 2017.

Net Income (Loss) From Discontinued Operations, Net of Tax

As we discussed in the "Overview" section, in November 2016, our Board approved the Plan that would allow us to focus on making CRE debt investments and disposing of certain underperforming legacy CRE loans, exiting underperforming non-core asset classes and investments and establishing a dividend policy based on sustainable earnings. We met all of the criteria to classify the operating results of the residential mortgage and middle market lending segments as discontinued operations and exclude them from continuing operations for all periods presented. In addition, we transferred the assets and liabilities of Life Care Funding, LLC and certain legacy CRE loans to held for sale in the fourth quarter of 2016. As of December 31, 2018, we disposed of substantially all of the non-CRE assets identified for sale. For the year ended December 31, 2018, we recognized $121,000 in net income from discontinued operations compared to net losses of $14.1 million and $19.3 million for the years ended December 31, 2017 and 2016. This was primarily attributable to the disposition of the assets held for sale and wind down of the operations.

The following table summarizes the operating results of the residential mortgage and middle market lending segments' discontinued operations as reported separately as net income (loss) from discontinued operations, net of tax for the years ended December 31, 2018, 2017 and 2016 (in thousands):

	Years Ended December 31,
	2018	2017	2016
REVENUES
Interest income:
Loans	$580	$3,319	$25,325
Other	13	107	50
Total interest income	593	3,426	25,375
Interest expense	—	—	6,181
Net interest income	593	3,426	19,194
Gain on sale of residential mortgage loans	337	2,833	19,061
Fee income	70	3,507	1,221
Total revenues	1,000	9,766	39,476
OPERATING EXPENSES
Equity compensation	—	433	939
General and administrative	1,300	23,717	30,570
Depreciation and amortization	—	—	563
Provision for loan loss	—	—	12,989
Total operating expenses	1,300	24,150	45,061
	(300)	(14,384)	(5,585)
OTHER INCOME (EXPENSE)
Net realized and unrealized gain (loss) on investment securities available-for-sale and loans and derivatives	421	145	(11,850)
Fair value adjustments on financial assets held for sale	—	123	—
Total other income (expense)	421	268	(11,850)
INCOME (LOSS) FROM DISCONTINUED OPERATIONS BEFORE TAXES	121	(14,116)	(17,435)
Income tax expense	—	—	—
NET INCOME (LOSS) FROM DISCONTINUED OPERATIONS, NET OF TAXES	121	(14,116)	(17,435)
Loss from disposal of discontinued operations	—	—	(1,825)
TOTAL INCOME (LOSS) FROM DISCONTINUED OPERATIONS	$121	$(14,116)	$(19,260)

(Back to Index)

(Back to Index)

Financial Condition

Summary

Our total assets were $2.1 billion at December 31, 2018 as compared to $1.9 billion at December 31, 2017. The increase in total assets was primarily attributable to $832.0 million in fundings of CRE loans, net of repayments and a sale of $575.6 million, and $252.3 million in acquisitions of CMBS, net of repayments and sales of $35.8 million, offset by reductions in cash and cash equivalents, restricted cash and assets held for sale.

(Back to Index)

(Back to Index)

Investment Portfolio

The tables below summarize the amortized cost and net carrying amount of our investment portfolio, classified by asset type, at December 31, 2018 and 2017 as follows (in thousands, except percentages and amounts in footnotes):

At December 31, 2018	Amortized Cost	Net Carrying Amount	Percent of Portfolio	Weighted Average Coupon
Loans held for investment:
CRE whole loans (1)(2)	$1,529,113	$1,527,712	76.79%	6.33%
CRE mezzanine loans	4,700	4,700	0.24%	10.00%
CRE preferred equity investment	19,555	19,555	0.98%	11.50%
	1,553,368	1,551,967	78.01%
Investments securities available-for-sale:
CMBS, fixed rate	121,487	119,739	6.02%	4.12%
CMBS, floating rate	301,132	299,259	15.04%	5.11%
	422,619	418,998	21.06%

Other investments:
Investments in unconsolidated entities	1,548	1,548	0.08%	N/A (5)

Other assets held for sale:
Legacy CRE loan (3)	21,666	17,000	0.85%	N/A (5)

Total investment portfolio	$1,999,201	$1,989,513	100.00%

At December 31, 2017	Amortized Cost	Net Carrying Amount	Percent of Portfolio	Weighted Average Coupon
Loans held for investment:
CRE whole loans (1)	$1,290,150	$1,284,822	79.96%	6.09%

Investments securities available-for-sale:
CMBS, fixed rate	97,886	98,035	6.10%	4.11%
CMBS, floating rate	112,920	113,544	7.07%	4.64%
ABS	259	158	0.01%	N/A (5)
	211,065	211,737	13.18%

Other investments:
Investments in unconsolidated entities	12,051	12,051	0.75%	N/A (5)

Other assets held for sale:
Legacy CRE loans (3)	63,783	61,841	3.85%	1.64%
Middle market loans (4)	41,199	29,308	1.82%	5.06%
Life settlement contracts	5,129	5,129	0.32%	N/A (5)
Residential mortgage loans	1,914	1,914	0.12%	3.92%
	112,025	98,192	6.11%

Total investment portfolio	$1,625,291	$1,606,802	100.00%
(1)	Net carrying amount includes an allowance for loan losses of $1.4 million and $5.3 million at December 31, 2018 and 2017, respectively.
(2)

At June 30, 2018, two legacy CRE loans with total amortized costs and net carrying amounts of $28.3 million were reclassified to CRE whole loans as we intend to hold these loans to maturity. In December 2018, one reclassified legacy CRE loan with an amortized cost and carrying amount of $16.8 million paid off at par.

(3)	Net carrying amount includes lower of cost or market value adjustments of $4.7 million and $1.9 million at December 31, 2018 and 2017, respectively.
(4)	Net carrying amount includes lower of cost or market value adjustments of $11.9 million at December 31, 2017.
(5)	There were no stated rates associated with these investments.

(Back to Index)

(Back to Index)

CRE loans. The following is a summary of our loans (dollars in thousands, except amounts in footnotes):

Description	Quantity	Principal	Unamortized (Discount) Premium, net (1)	Amortized Cost	Allowance for Loan Losses	Carrying Value (2)	Contractual Interest Rates	Maturity Dates (3)(4)(5)
At December 31, 2018:
CRE loans held for investment:
Whole loans (6)(7)	79	$1,538,759	$(9,646)	$1,529,113	$(1,401)	$1,527,712	1M LIBOR plus 2.70% to 1M LIBOR plus 6.25%	January 2019 to January 2022
Mezzanine loan	1	4,700	—	4,700	—	4,700	10.00%	June 2028
Preferred equity investment (8)(9)	1	19,718	(163)	19,555	—	19,555	11.50%	April 2025
Total CRE loans held for investment		1,563,177	(9,809)	1,553,368	(1,401)	1,551,967
Total loans	81	$1,563,177	$(9,809)	$1,553,368	$(1,401)	$1,551,967
At December 31, 2017:
CRE loans held for investment:
Whole loans (6)	70	$1,297,164	$(7,014)	$1,290,150	$(5,328)	$1,284,822	1M LIBOR plus 3.60% to 1M LIBOR plus 6.25%	February 2018 to January 2021
Total CRE loans held for investment		1,297,164	(7,014)	1,290,150	(5,328)	1,284,822
Total loans		$1,297,164	$(7,014)	$1,290,150	$(5,328)	$1,284,822

(1)

Amounts include unamortized loan origination fees of $9.6 million and $6.7 million and deferred amendment fees of $171,000 and $268,000 being amortized over the life of the loans at December 31, 2018 and 2017, respectively.

(2)	Substantially all loans are pledged as collateral under various borrowings at December 31, 2018 and 2017.
(3)	Maturity dates exclude contractual extension options, subject to the satisfaction of certain terms, which may be available to the borrowers.
(4)	Maturity dates exclude one whole loan, with an amortized cost of $7.0 million, in default at December 31, 2017.
(5)

Maturity dates exclude one whole loan, with an amortized cost of $11.5 million, in maturity default and performing with respect to debt service due in accordance with a forbearance agreement at December 31, 2018. The loan was classified as an asset held for sale and in maturity default at December 31, 2017.

(6)

Whole loans had $108.1 million and $84.1 million in unfunded loan commitments at December 31, 2018 and 2017, respectively. These unfunded loan commitments are advanced as the borrowers formally request additional funding as permitted under the loan agreement and any necessary approvals have been obtained.

(7)

At June 30, 2018, two legacy CRE loans with amortized costs of $28.3 million were reclassified to whole loans from assets held for sale as we intend to hold these loans to maturity. In December 2018, one legacy CRE loan with an amortized cost and carrying value of $16.8 million paid off at par.

(8)	The interest rate on our preferred equity investment pays currently at 8.00%. The remaining interest is deferred until maturity.
(9)	Beginning in April 2023, we have the right to unilaterally force the sale of the underlying property.

At December 31, 2018, approximately 32.3%, 20.9% and 17.1% of our CRE loan portfolio was concentrated in the Southwest, Mountain and Pacific regions, respectively, based on carrying value, as defined by the National Council of Real Estate Investment Fiduciaries. At December 31, 2017, approximately 28.0%, 24.3% and 12.5% of our CRE loan portfolio was concentrated in the Southwest, Pacific and Mountain regions, respectively, based on carrying value.

CMBS. During the year ended December 31, 2018, we purchased 28 CMBS securities with aggregate face values of $252.3 million, for a cost of $242.3 million, sold 1 CMBS security with an aggregate face value of $14.9 million for proceeds of $12.0 million received in October 2018 and received paydowns of $20.9 million. At December 31, 2018 and 2017, the remaining discount to be accreted into income over the remaining lives of the securities was $43.9 million and $39.8 million, respectively. At December 31, 2018 and 2017, the remaining premium to be amortized into income over the remaining lives of the securities was $466,000 and $32,000, respectively. These securities are classified as available-for-sale and carried at fair value.

(Back to Index)

(Back to Index)

The following table summarizes the activities in our CMBS investments at fair value for the year ended December 31, 2018 (in thousands, except amounts in the footnote):

	Fair Value at December 31, 2017	Net Purchases (Sales) (1)(2)	Net Upgrades (Downgrades)	Paydowns	MTM Change on Same Ratings	Fair Value at December 31, 2018
Moody's ratings category:
Aaa	$8,390	$—	$—	$(2,285)	$(151)	$5,954
Aa1 through Aa3	—	—	—	—	—	—
A1 through A3	1,563	—	—	(1,564)	1	—
Baa1 through Baa3	8,432	7,974	1,020	(7,259)	(83)	10,084
Ba1 through Ba3	10,866	—	(1,020)	(4,842)	(83)	4,921
B1 through B3	—	—	—	—	—	—
Caa1 through Caa3	426	—	—	—	(426)	—
Ca through C	191	—	(191)	—	—	—
Non-Rated	181,711	223,155	191	(4,912)	(2,106)	398,039
Total	$211,579	$231,129	$—	$(20,862)	$(2,848)	$418,998

S&P ratings category:
AAA	$1,318	$—	$—	$(1,201)	$—	$117
AA+ through AA-	4,371	—	—	(4,328)	(43)	—
A+ through A-	11,593	—	—	(6,226)	(69)	5,298
BBB+ through BBB-	22,502	7,974	—	(1,440)	218	29,254
BB+ through BB-	86,259	11,520	—	(4,424)	(706)	92,649
B+ through B-	—	22,367	—	—	(243)	22,124
CCC+ through CCC-	—	—	—	—	—	—
D	—	—	—	—	—	—
Non-Rated	85,536	189,268	—	(3,243)	(2,005)	269,556
Total	$211,579	$231,129	$—	$(20,862)	$(2,848)	$418,998

Fitch ratings category:
AAA	$6,482	$—	$—	$(2,010)	$(121)	$4,351
AA+ through AA-	—	—	—	—	—	—
A+ through A-	2,881	—	—	(2,765)	2	118
BBB+ through BBB-	40,577	23,104	—	—	337	64,018
BB+ through BB-	16,712	—	—	(4,301)	(154)	12,257
B+ through B-	43,191	19,882	—	(2,799)	(202)	60,072
CCC	—	—	—	—	—	—
CC through D	191	—	(191)	—	—	—
Non-Rated	101,545	188,143	191	(8,987)	(2,710)	278,182
Total	$211,579	$231,129	$—	$(20,862)	$(2,848)	$418,998
(1)

During the year ended December 31, 2018, we acquired $63.6 million of CMBS, at a cost of $53.6 million, with a weighted average spread, based on cost, of 3.70% over the interpolated interest rate swap curve and $188.7 million of CMBS, at a cost of $188.7 million, with a weighted average spread, based on face value, of 2.35% over LIBOR.

(2)	Includes the derecognition of mark-to-market other comprehensive income and net realized gains and losses on sold CMBS.

(Back to Index)

(Back to Index)

The following table summarizes our CMBS investments earning coupon interest at fixed rates or floating rates at December 31, 2018 and 2017 (in thousands):

	Face Value	Amortized Cost	Fair Value	Coupon Rates
At December 31, 2018:
CMBS, fixed rate (1)	$190,601	$121,487	$119,739	2.88% - 8.48%
CMBS, floating rate	301,254	301,132	299,259	4.25% - 6.48%
Total	$491,855	$422,619	$418,998

At December 31, 2017:
CMBS, fixed rate (1)	$160,641	$97,204	$97,609	2.88% - 6.66%
CMBS, floating rate	114,737	113,602	113,970	1.73% - 5.50%
Total	$275,378	$210,806	$211,579
(1)

Face value includes $25.9 million and $24.9 million, with a total cost basis of $106,000 and $105,000, of CMBS that have been subject to other-than-temporarily-impairment charges at December 31, 2018 and 2017, respectively.

ABS. In March 2018, we sold our remaining two ABS investment securities available-for-sale, with total fair values of $158,000 at December 31, 2017, for $48,000 in proceeds.

The following table summarizes our ABS at fair value (in thousands):

	Fair Value at December 31, 2017	Net Purchases (Sales)	MTM Change on Same Ratings	Fair Value at December 31, 2018
Moody's ratings category:
Non-rated	$158	$(158)	$—	$—

S&P ratings category:
Non-rated	$158	$(158)	$—	$—

Fitch ratings category:
Non-rated	$158	$(158)	$—	$—

Investments in unconsolidated entities. The following table shows our investments in unconsolidated entities at December 31, 2018 and 2017 and equity in earnings of unconsolidated entities for the years ended December 31, 2018, 2017 and 2016 (in thousands, except percentages and amounts in footnote):

				Equity in Earnings (Losses) of Unconsolidated Entities
		December 31,		Years Ended December 31,
	Ownership % at December 31, 2018	2018	2017	2018	2017	2016
Pelium Capital (1)	—%	$—	$10,503	$(182)	$(1,856)	$3,991
RCM Global LLC (2)	—%	—	—	(12)	(274)	14
Investment in LCC Preferred Stock (3)	—%	—	—	411	41,465	943
RRE VIP Borrower, LLC (4)	—%	—	—	—	45	58
Pearlmark Mezzanine Realty Partners IV, L.P. (5)	—%	—	—	—	165	968
Other	—%	—	—	—	—	(1)
Subtotal		—	10,503	217	39,545	5,973
Investment in RCT I and II (6)	3.0%	1,548	1,548	(3,200)	(2,687)	(2,560)
Total		$1,548	$12,051	$(2,983)	$36,858	$3,413
(1)

During the years ended December 31, 2018 and 2017, we received distributions of $10.4 million and $13.6 million on our investment in Pelium Capital Partners, L.P. ("Pelium Capital"). In December 2018, Pelium Capital was fully liquidated.

(2)	In December 2018, RCM Global LLC was fully liquidated.
(3)

Our investment in LCC liquidated in July 2017 as a result of the sale of LCC. Earnings for year ended December 31, 2018 were related to the receipt of a distribution of funds formerly held in escrow accounts established as part of the sale.

(4)

We sold our investment in RRE VIP Borrower, LLC in December 2014. Earnings for the years ended December 31, 2018, 2017 and 2016 were related to insurance premium and property tax refunds with respect to the underlying sold properties in the portfolio.

(5)	We sold our investment in Pearlmark Mezz in May 2017.
(6)

For the years ended December 31, 2018, 2017 and 2016, distributions from the trusts were recorded in interest expense on our consolidated statements of operations as the investments are accounted for under the cost method.

(Back to Index)

(Back to Index)

Financing Receivables

The following tables show the activity in the allowance for loan losses for the years ended December 31, 2018 and 2017 and the allowance for loan losses and recorded investments in loans at December 31, 2018 and 2017 (in thousands):

	Years Ended December 31,
	2018	2017
	Commercial Real Estate Loans	Commercial Real Estate Loans
Allowance for loan losses:
Allowance for loan losses at beginning of year	$5,328	$3,829
(Recovery of) provision for loan losses, net	(1,595)	1,499
Loans charged-off	(2,332)	—
Allowance for loan losses at end of year	$1,401	$5,328

	December 31,
	2018	2017
	Commercial Real Estate Loans	Commercial Real Estate Loans
Allowance for loan losses ending balance:
Individually evaluated for impairment	$—	$2,500
Collectively evaluated for impairment	$1,401	$2,828
Loans:
Amortized cost ending balance:
Individually evaluated for impairment	$24,255	$7,000
Collectively evaluated for impairment	$1,529,113	$1,283,150

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
• An updated appraisal is required upon designation and updated on an as-needed basis.

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

Our mezzanine loan and preferred equity investment are evaluated individually for impairment.

Credit risk profiles of CRE loans at amortized cost and legacy CRE loans held for sale at the lower of cost or fair value were as follows (in thousands, except amounts in footnotes):

	Rating 1	Rating 2	Rating 3 (1)	Rating 4	Rating 5 (2)	Held for Sale (3)	Total
At December 31, 2018:
Whole loans	$—	$1,447,206	$77,067	$4,840	$—	$—	$1,529,113
Mezzanine loan (4)	—	4,700	—	—	—	—	4,700
Preferred equity investment (4)	—	19,555	—	—	—	—	19,555
Legacy CRE loans held for sale	—	—	—	—	—	17,000	17,000
Total	$—	$1,471,461	$77,067	$4,840	$—	$17,000	$1,570,368
At December 31, 2017:
Whole loans	$65,589	$1,040,883	$171,841	$4,837	$7,000	$—	$1,290,150
Legacy CRE loans held for sale	—	—	—	—	—	63,783	63,783
Total	$65,589	$1,040,883	$171,841	$4,837	$7,000	$63,783	$1,353,933
(1)

Includes one whole loan, with an amortized cost of $11.5 million that was in maturity default at December 31, 2018. The loan is performing with respect to debt service due in accordance with a forbearance agreement at December 31, 2018.

(2)	Includes one whole loan, with an amortized cost of $7.0 million that was in default at December 31, 2017.
(3)	Includes one and two legacy CRE loans that were in default with total carrying values of $17.0 million and $22.5 million at December 31, 2018 and 2017, respectively.
(4)	Our mezzanine loan and preferred equity investment are evaluated individually for impairment.

(Back to Index)

(Back to Index)

At December 31, 2017 we had one CRE whole loan designated as an impaired loan with a risk rating of 5 due to short term vacancy/tenant concerns and a past due maturity of February 2017. The loan had an amortized cost of $7.0 million and a carrying value of $4.5 million at December 31, 2017. In September 2018, the note was sold for $4.7 million.

At December 31, 2018, we had one legacy CRE loan and one mezzanine loan included in assets held for sale with total carrying values of $17.0 million, comprising total amortized cost bases of $21.7 million less a valuation allowance of $4.7 million. The mezzanine loan held for sale had no fair value at December 31, 2018.

At December 31, 2017, we had four legacy CRE loans and one mezzanine loan included in assets held for sale with total carrying values of $61.8 million, comprising total amortized cost bases of $63.8 million less a valuation allowance of $1.9 million. The mezzanine loan held for sale had no fair value at December 31, 2017.

In June 2018, we sold the note and deed of trust of one legacy CRE loan for $12.0 million, resulting in a realized gain of $1.0 million for the year ended December 31, 2018.

At June 30, 2018, we reclassified two legacy CRE loans back into the CRE loan portfolio at the lesser of each loan's cost or market value, totaling $28.3 million, as we intend to hold the loans to maturity. The loans are classified as CRE loans on the consolidated balance sheets. In December 2018, one reclassified loan paid off and resulted in the receipt of proceeds of $16.8 million. The one remaining reclassified loan with an amortized cost of $11.5 million was in maturity default at December 31, 2018 and 2017. The loan is performing with respect to debt service due in accordance with a forbearance agreement.

At December 31, 2018 and 2017, the one remaining legacy CRE loan held for sale had carrying values of $17.0 million and $22.5 million, respectively. Fair value adjustments of $7.2 million and $1.9 million, which included $1.7 million and $442,000 of protective advances to cover borrower operating losses, to reduce the carrying value of the loan were recognized during the years ended December 31, 2018 and 2017, respectively. The adjustments were calculated based on estimated costs for repairs to be performed on the collateral and were reserved against the funded protective advances. We did not recognize any valuation adjustments during the year ended December 31, 2016. The loan is currently in default.

Except as previously discussed, all of our CRE loans, our mezzanine loan and our preferred equity investment were current with respect to contractual principal and interest at December 31, 2018.

Loan Portfolios Aging Analysis

The following table presents the CRE loan portfolio aging analysis as of the dates indicated for CRE loans at amortized cost and legacy CRE loans held for sale at the lower of cost or fair value (in thousands, except amounts in footnotes):

	30-59 Days	60-89 Days	Greater than 90 Days (1)(2)	Total Past Due (3)	Current	Total Loans Receivable	Total Loans > 90 Days and Accruing (2)
At December 31, 2018:
Whole loans	$—	$—	$11,516	$11,516	$1,517,597	$1,529,113	$11,516
Mezzanine loan	—	—	—	—	4,700	4,700	—
Preferred equity investment	—	—	—	—	19,555	19,555	—
Legacy CRE loans held for sale	—	—	17,000	17,000	—	17,000	—
Total	$—	$—	$28,516	$28,516	$1,541,852	$1,570,368	$11,516

At December 31, 2017:
Whole loans	$—	$—	$7,000	$7,000	$1,283,150	$1,290,150	$—
Legacy CRE loans held for sale	11,516	—	11,000	22,516	41,267	63,783	—
Total	$11,516	$—	$18,000	$29,516	$1,324,417	$1,353,933	$—
(1)	Includes one whole loan, with an amortized cost of $7.0 million, that was in default at December 31, 2017.
(2)

Includes one whole loan, with an amortized cost of $11.5 million, that was in maturity default at December 31, 2018. The loan is performing with respect to debt service due in accordance with a forbearance agreement at December 31, 2018.

(3)	Includes one and two legacy CRE loans that were in default with total carrying values of $17.0 million and $22.5 million at December 31, 2018 and 2017, respectively.

Impaired Loans

We did not have any impaired loans at December 31, 2018.

(Back to Index)

(Back to Index)

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

Troubled-Debt Restructurings ("TDR")

There were no TDRs for the years ended December 31, 2018 and 2017.

Restricted Cash

At December 31, 2018, we had restricted cash of $12.7 million, which consisted of $6.2 million of restricted cash within four of our six consolidated securitizations, $6.4 million held as margin and $21,000 held in various reserve accounts. At December 31, 2017, we had restricted cash of $22.9 million, which consisted of $20.8 million of restricted cash within six of our seven consolidated securitizations, $1.9 million held as margin, $100,000 held in escrow and $25,000 held in various reserve accounts. The decrease of $10.2 million was primarily attributable to paydowns and interest payments on the RCC 2017-CRE5 notes payable and future fundings made by RCC 2017-CRE5.

Accrued Interest Receivable

The following table summarizes our accrued interest receivable at December 31, 2018 and 2017 (in thousands):

	December 31,
	2018	2017	Net Change
Accrued interest receivable from loans	$6,984	$6,096	$888
Accrued interest receivable from securities	1,156	756	400
Accrued interest receivable from escrow, sweep and reserve accounts	58	7	51
Total	$8,198	$6,859	$1,339

The $888,000 increase in accrued interest receivable from loans was primarily attributable to new loan production and an increase of one-month LIBOR at December 31, 2018 as compared to December 31, 2017. The $400,000 increase in accrued interest receivable from securities was primarily attributable to CMBS purchases during the year ended December 31, 2018.

Other Assets

The following table summarizes our other assets at December 31, 2018 and 2017 (in thousands):

	December 31,
	2018	2017	Net Change
Tax receivables and prepaid taxes	$3,219	$4,286	$(1,067)
Other prepaid expenses	361	484	(123)
Other receivables	261	495	(234)
Fixed assets - non real estate	108	157	(49)
Direct financing leases	66	151	(85)
Management fees receivable	—	2,029	(2,029)
Investment securities, trading	—	178	(178)
Loans held for sale	—	13	(13)
Total	$4,015	$7,793	$(3,778)

The $3.8 million decrease in other assets was primarily attributable to a $2.0 million decrease of management fees receivable, due to amortization and the sale of our right to the remaining $1.5 million of collateral management fee rebate assets for $2.0 million in the second quarter of 2018 and a $1.1 million decrease of tax receivables and prepaid taxes due to tax refunds of $1.1 million received during the year ended December 31, 2018.

(Back to Index)

(Back to Index)

Deferred Tax Assets

At December 31, 2018 and 2017, our net deferred tax asset was zero. The future realization of deferred tax assets depends upon the generation of future taxable income during the periods in which those temporary differences become deductible. During 2017, we recorded a full valuation allowance against our net deferred tax assets as we believed it was more likely than not that some or all of the deferred tax assets would not be realized. This assessment was based on our cumulative historical losses and uncertainties as to the amount of taxable income that would be generated in future years. In recognition of this risk, we have recorded a full valuation allowance of $15.3 million and $9.9 million at December 31, 2018 and 2017, respectively. We will continue to evaluate our ability to realize the tax benefits associated with deferred tax assets by analyzing forecasted taxable income using both historical and projected future operating results, the reversal of existing temporary differences, taxable income in prior carry back years (if permitted) and the availability of tax planning strategies.

The Securities and Exchange Commission ("SEC") staff issued guidance, which provides clarification on accounting for the tax effects of the Tax Cuts and Jobs Act ("TCJA"). The guidance provides a measurement period that should not extend beyond one year from the TCJA enactment date for companies to complete the accounting under Financial Accounting Standards Board ("FASB") guidance. A company must reflect the income tax effects of those aspects of the TCJA for which the accounting under the FASB guidance is complete. To the extent that a company's accounting for certain income tax effects of the TCJA is incomplete but is able to determine a reasonable estimate, it must record a provisional estimate in the financial statements. If a company cannot determine a provisional estimate to be included in the financial statements, it should continue to apply the FASB guidance on the basis of the provisions of the tax laws that were in effect immediately before the enactment of the TCJA.

In 2018, we completed our analysis of the provisions items of the TCJA under the SEC guidance, resulting in immaterial adjustments primarily related to cumulative temporary differences.

Core and Non-Core Asset Classes

Our investment strategy targets the following core asset class:

CRE/Core Asset Class	Principal Investments
Commercial real estate-related assets	●	First mortgage loans, which we refer to as whole loans;
	●	First priority interests in first mortgage loans, which we refer to as A-notes;
	●	Subordinated interests in first mortgage loans, which we refer to as B-notes;
	●	Mezzanine debt related to CRE that is senior to the borrower's equity position but subordinated to other third-party debt;
	●	Preferred equity investments related to CRE that are subordinate to first mortgage loans and are not collateralized by the property underlying the investment;
	●	CMBS; and
	●	CRE equity investments.

As we discussed in the "Overview" section, in November 2016, we received approval from our Board to execute the Plan to focus our strategy on CRE debt investments. The Plan contemplated disposing of certain legacy CRE debt investments, exiting underperforming non-core asset classes and establishing a dividend policy based on sustainable earnings. Legacy CRE loans are loans underwritten prior to 2010. The non-core asset classes in which we had historically invested are described below:

Non-Core Asset Classes	Principal Investments
Residential real estate-related assets	●	Residential mortgage loans; and
	●	Residential mortgage-backed securities, which comprise our available-for-sale portfolio.

Commercial finance assets	●	Middle market secured corporate loans and preferred equity investments;
	●	ABS, backed by senior secured corporate loans;
	●	Debt tranches of CDOs and CLOs, and sometimes, collectively, as CDOs;
	●	Structured note investments, which comprise our trading securities portfolio;
	●	Syndicated corporate loans; and
	●	Preferred equity investment in a commercial leasing enterprise that originates and holds small- and middle-ticket commercial direct financing leases and notes.

(Back to Index)

(Back to Index)

Assets and Liabilities Held for Sale

The assets and liabilities of business segments classified as discontinued operations and other assets and liabilities classified as held for sale are reported separately in the accompanying consolidated financial statements and are summarized as follows at December 31, 2018 and 2017 (in thousands, except amounts in the footnote):

	December 31,
	2018	2017
ASSETS
Restricted cash	$—	$138
Accrued interest receivable	—	67
Loans held for sale (1)	17,000	93,063
Other assets (2)	645	14,450
Total assets held for sale	$17,645	$107,718
LIABILITIES
Accounts payable and other liabilities	$1,820	$10,283
Management fee payable	—	56
Accrued interest payable	—	3
Total liabilities held for sale	$1,820	$10,342
(1)

Includes a directly originated middle market loan with a carrying value of $2.0 million at December 31, 2017. In July 2018 substantially all of the assets of the borrower were sold, resulting in a loan repayment of $2.1 million.

(2)

Includes our investment in life settlement contracts of $5.1 million at December 31, 2017. In 2018, substantially all of the life settlement contracts were sold or matured and there were no life settlement contracts remaining at December 31, 2018.

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

(Back to Index)

(Back to Index)

The following tables present the fair value of our derivative financial instruments as well as their classification on our consolidated balance sheets and on the consolidated statements of operations for the years presented:

Fair Value of Derivative Instruments (in thousands)

	Asset Derivatives
At December 31, 2018	Notional Amount	Consolidated Balance Sheets Location	Fair Value
Interest rate swap contracts, hedging (1)	$31,725	Derivatives, at fair value	$985

	Liability Derivatives
	Notional Amount	Consolidated Balance Sheets Location	Fair Value
Interest rate swap contracts, hedging (1)	$49,326	Derivatives, at fair value	$1,043
Interest rate swap contracts, hedging	$81,051	Accumulated other comprehensive income	$563

	Asset Derivatives
At December 31, 2017	Notional Amount	Consolidated Balance Sheets Location	Fair Value
Interest rate swap contracts, hedging (1)	$41,750	Derivatives, at fair value	$602

	Liability Derivatives
	Notional Amount	Consolidated Balance Sheets Location	Fair Value
Forward contracts - foreign currency, hedging (2)(3)	$3,602	Derivatives, at fair value	$76
Interest rate swap contracts, hedging	$41,750	Accumulated other comprehensive income	$602
(1)	Interest rate swap contracts are accounted for as cash flow hedges.
(2)	Foreign currency forward contracts are accounted for as fair value hedges.
(3)

Notional amount is presented on a currency converted basis. The base currency notional amount of our foreign currency hedging forward contracts in a liability position was €3.0 million at December 31, 2017.

The Effect of Derivative Instruments on the Consolidated Statements of Operations (in thousands)

	Derivatives
Year Ended December 31, 2018	Consolidated Statements of Operations Location	Realized and Unrealized Gain (Loss) (1)
Interest rate swap contracts, hedging	Interest expense	$(169)

	Derivatives
Year Ended December 31, 2017	Consolidated Statements of Operations Location	Realized and Unrealized Gain (Loss) (1)
Interest rate swap contracts, hedging	Interest expense	$(130)
Forward contracts - foreign currency, hedging	Net realized and unrealized gain (loss) on investment securities available-for-sale and loans and derivatives	$(1,896)

	Derivatives
Year Ended December 31, 2016	Consolidated Statements of Operations Location	Realized and Unrealized Gain (Loss) (1)
Interest rate swap contracts, hedging	Interest expense	$(119)
Forward contracts - foreign currency, hedging	Net realized and unrealized gain (loss) on investment securities available-for-sale and loans and derivatives	$764
(1)	Negative values indicate a decrease to the associated consolidated statements of operations line items.

(Back to Index)

(Back to Index)

At December 31, 2018, we had 16 swap contracts outstanding in order to hedge against adverse rate movements on our one-month LIBOR borrowings. Our interest rate swap contracts at December 31, 2018 were as follows (in thousands, except for percentages):

	Benchmark Rate	Notional Value	Strike Rate	Effective Date	Maturity Date	Fair Value
Interest rate swap	One-month LIBOR	$3,010	2.02%	June 18, 2017	January 18, 2026	$91
Interest rate swap	One-month LIBOR	3,640	2.15%	August 18, 2017	March 18, 2027	102
Interest rate swap	One-month LIBOR	4,025	2.09%	August 18, 2017	October 18, 2026	119
Interest rate swap	One-month LIBOR	13,550	2.09%	October 18, 2017	September 18, 2027	474
Interest rate swap	One-month LIBOR	7,500	2.20%	October 18, 2017	September 18, 2027	199
Interest rate swap	One-month LIBOR	2,820	2.77%	March 18, 2018	March 18, 2028	(53)
Interest rate swap	One-month LIBOR	2,571	2.86%	May 18, 2018	March 18, 2028	(67)
Interest rate swap	One-month LIBOR	3,720	2.86%	May 18, 2018	November 18, 2025	(93)
Interest rate swap	One-month LIBOR	7,325	2.80%	July 18, 2018	January 18, 2026	(152)
Interest rate swap	One-month LIBOR	4,300	2.80%	July 18, 2018	January 18, 2026	(89)
Interest rate swap	One-month LIBOR	2,300	2.85%	July 18, 2018	February 18, 2027	(58)
Interest rate swap	One-month LIBOR	4,020	2.76%	July 18, 2018	July 18, 2026	(74)
Interest rate swap	One-month LIBOR	4,020	2.76%	July 18, 2018	July 18, 2026	(75)
Interest rate swap	One-month LIBOR	4,420	2.89%	August 18, 2018	July 18, 2028	(130)
Interest rate swap	One-month LIBOR	7,330	2.85%	August 18, 2018	December 18, 2026	(185)
Interest rate swap	One-month LIBOR	6,500	2.72%	September 18, 2018	July 18, 2022	(66)
Total interest rate swaps		$81,051				$(57)

We had seven interest rate swap contracts at December 31, 2017.

(Back to Index)

(Back to Index)

Repurchase and Credit Facilities

Borrowings under our repurchase agreements were guaranteed by us or one of our subsidiaries. The following table sets forth certain information with respect to our repurchase agreements (dollars in thousands, except amounts in footnotes):

	December 31, 2018				December 31, 2017
	Outstanding Borrowings (1)	Value of Collateral	Number of Positions as Collateral	Weighted Average Interest Rate	Outstanding Borrowings (1)	Value of Collateral	Number of Positions as Collateral	Weighted Average Interest Rate
CRE - Term Repurchase Facilities
Wells Fargo Bank, N.A. (2)	$154,478	$226,530	13	4.33%	$179,347	$268,003	19	3.68%
Morgan Stanley Bank, N.A. (3)	37,113	62,457	3	5.09%	112,151	164,122	9	4.05%
Barclays Bank PLC (4)	240,416	308,389	11	4.51%	—	—	—	—%
JPMorgan Chase Bank, N.A. (5)	75,440	98,839	5	4.30%	—	—	—	—%
Trust Certificates - Term Repurchase Facilities
RSO Repo SPE Trust 2015 (6)	—	—	—	—%	26,548	89,121	2	6.98%
RSO Repo SPE Trust 2017 (7)	47,172	118,780	2	6.41%	49,596	125,254	2	5.43%
CMBS - Short-Term Repurchase Agreements
RBC Capital Markets, LLC	246,476	313,644	33	3.64%	72,131	97,745	6	2.77%
JP Morgan Securities LLC	42,040	73,066	13	3.57%	10,516	33,777	2	2.93%
Deutsche Bank Securities Inc. (8)	7,305	9,158	5	3.98%	—	—	—	—%
CMBS - Term Repurchase Facilities
Wells Fargo Bank, N.A.	—	—	—	—%	12,272	14,984	8	2.45%
Deutsche Bank AG (8)	—	—	—	—%	15,356	23,076	14	3.53%
Total	$850,440	$1,210,863			$477,917	$816,082
(1)	Outstanding borrowings includes accrued interest payable.
(2)	Includes $1.6 million and $565,000 of deferred debt issuance costs at December 31, 2018 and 2017, respectively.
(3)	Includes $167,000 and $448,000 of deferred debt issuance costs at December 31, 2018 and 2017, respectively.
(4)	Includes $1.5 million of deferred debt issuance costs at December 31, 2018.
(5)	Includes $2.0 million of deferred debt issuance costs at December 31, 2018.
(6)	Includes $133,000 of deferred debt issuance costs at December 31, 2017.
(7)	Includes $204,000 and $320,000 of deferred debt issuance costs at December 31, 2018 and 2017, respectively.
(8)

In May 2018, the facility's term was rolled from a one-year basis, with extensions at the buyer's option, to a three-month basis. At June 30, 2018, the facility was reclassified from CMBS - term repurchase facilities to CMBS - short term repurchase agreements.

We were in compliance with all covenants in the respective agreements at December 31, 2018 and 2017.

CRE - Term Repurchase Facilities

In February 2012, a wholly-owned subsidiary entered into a master repurchase and securities agreement (the "2012 Facility") with Wells Fargo Bank, N.A. to finance the origination of CRE loans. In July 2018, the subsidiary entered into an amended and restated master repurchase agreement (the "2018 Facility"), in exchange for an extension fee and other reasonable costs, that maintained the $400.0 million maximum facility amount and extended the term of the facility to July 2020 with three one-year extension options exercisable at our discretion. The 2018 Facility charges interest rates of one-month LIBOR plus spreads ranging from 1.75% to 2.50%.

In September 2015, a wholly-owned subsidiary entered into a master repurchase and securities agreement (the "Morgan Stanley Facility") with Morgan Stanley Bank, N.A. to finance the origination of CRE loans. In September 2018, our subsidiary entered into an amendment to the Morgan Stanley Facility, which reduced its maximum capacity to $67.9 million and extended the maturity date through September 2019. The Morgan Stanley Facility charges interest rates of one-month LIBOR plus spreads ranging from 2.25% to 2.75%.

In April 2018, an indirect wholly-owned subsidiary entered into a master repurchase agreement (the "Barclays Facility") with Barclays to finance our core CRE lending business. The Barclays Facility has a maximum facility amount of $250.0 million, charges interest of one-month LIBOR plus a spread between 2.00% and 2.50% and matures in April 2021, subject to certain one-year extension options in accordance with the facility's terms.

In October 2018, an indirect wholly-owned subsidiary entered into a master repurchase agreement (the "JPMorgan Chase Facility") with JPMorgan Chase to finance the origination of CRE loans. The JPMorgan Chase Facility has a maximum facility amount of $250.0 million, charges interest of one-month LIBOR plus a spread between 2.00% and 2.25% and matures in October 2021, subject to two one-year extension options in accordance with the facility's terms.

(Back to Index)

(Back to Index)

Trust Certificates - Term Repurchase Facility

In November 2015, a wholly-owned subsidiary entered into a repurchase and securities agreement (the "2015 Term Repurchase Trust Facility") with RSO Repo SPE Trust 2015, a structure that provides financing under a structured sale of trust certificates to qualified institutional buyers through an offering led by Wells Fargo Securities, LLC ("Wells Fargo Securities"). In July 2018, the 2015 Term Repurchase Trust Facility was paid off as a result of the exercise of the optional redemption of RCC 2015-CRE4.

In September 2017, a wholly-owned subsidiary entered into a repurchase and securities agreement with RSO Repo SPE Trust 2017, a structure that provides financing under a structured sale of trust certificates to qualified institutional buyers through an offering led by Wells Fargo Securities. The facility sold trust certificates of $49.9 million with an initial three year term that expires in September 2020, and an interest rate of one-month LIBOR plus an applicable spread of 3.95%.

CMBS - Short-Term Repurchase Agreements

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

In November 2012, a subsidiary entered into a master repurchase and securities agreement with JP Morgan Securities LLC to finance the purchase of CMBS. There is no stated maximum amount or maturity date of the facility and the repurchase agreement includes monthly resets of interest rates.

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

Securitizations

RCC 2014-CRE2

In July 2014, we closed RCC 2014-CRE2, a $353.9 million CRE securitization transaction that provided financing for transitional CRE loans. In August 2017, we initiated the liquidation of RCC 2014-CRE2, and all of the outstanding senior notes were paid off from the payoff proceeds of certain of the securitization's assets.

RCC 2015-CRE3

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

(Back to Index)

(Back to Index)

All of the issued notes mature in July 2034, although we have the right to call the notes anytime after July 2019. There is no reinvestment period in RCC 2017-CRE5; however, principal repayments for a period ending in July 2020 may be used to purchase funding participations with respect to existing collateral held outside of the securitization.

XAN 2018-RSO6

In June 2018, we closed XAN 2018-RSO6, a $514.2 million CRE securitization transaction that provided financing for transitional CRE loans. XAN 2018-RSO6 issued a total of approximately $405.0 million of senior notes at par to unrelated investors. A subsidiary of RCC Real Estate purchased 16.7% of the Class D senior notes and 100% of the Class E and Class F notes. In addition, a subsidiary of RCC Real Estate purchased an equity interest representing 100% of the outstanding preference shares. At December 31, 2018, the notes issued to third party investors had a weighted average interest rate of one-month LIBOR plus 1.10%. All of the notes issued mature in June 2035, although we have the right to call the notes any time after July 2020 until maturity.

At December 31, 2018, we retain equity in the following securitizations:

Securitization	Closing Date	Maturity Date	End of Designated Principal Reinvestment Period (1)	Total Note Paydowns from Closing Date through December 31, 2018
RCC 2017-CRE5	July 2017	July 2034	July 2020	$142,199
XAN 2018-RSO6	June 2018	June 2035	December 2020	$—
(1)

The designated principal reinvestment period is the period where principal payments received by each respective securitization may be designated by us to purchase funding participations of existing collateral originally underwritten at the close of each securitization, which was funded outside of the deal structure.

Corporate Debt

4.50% Convertible Senior Notes

In August 2017, we issued $143.8 million aggregate principal amount of our 4.50% Convertible Senior Notes. The gross proceeds were utilized to pay $3.9 million in debt issuance costs and to extinguish a portion of our 6.00% Convertible Senior Notes and 8.00% Convertible Senior Notes, resulting in net proceeds of $13.5 million. In addition, we recorded a discount of $14.2 million (the offset of which was recorded in additional paid-in capital) on the 4.50% Convertible Senior Notes that reflects the difference between the proceeds received less the fair value of the notes as if they were issued without a conversion feature. The market discounts and the deferred debt issuance costs are amortized into interest expense on the consolidated statements of operations on an effective interest basis over the period ended in August 2022. Interest on the 4.50% Convertible Senior Notes is paid semi-annually in February and August. Unless earlier repurchased or converted, the 4.50% Convertible Senior Notes become due and payable on August 15, 2022. Holders of 4.50% Convertible Senior Notes may require us to repurchase all or a portion of the 4.50% Convertible Senior Notes at a purchase price equal to the principal amount plus accrued and unpaid interest in August 2022, or upon the occurrence of certain defined fundamental changes. The 4.50% Convertible Senior Notes are convertible at the option of the holder at a current conversion rate of 79.2009 common shares per $1,000 principal amount, following the trigger of the $0.10 dividend threshold, of 4.50% Convertible Senior Notes (equivalent to an initial conversion price of $12.78 per common share). Upon conversion of the 4.50% Convertible Senior Notes, a holder will receive cash, our common shares or a combination of cash and our common shares, at our election.

6.00% Convertible Senior Notes

In October 2013, we issued $115.0 million aggregate principal amount of our 6.00% Convertible Senior Notes. We received approximately $111.1 million of net proceeds after deducting the underwriting discount and costs.

We extinguished $44.5 million aggregate principal of our 6.00% Convertible Senior Notes in conjunction with the issuance of our 4.50% Convertible Senior Notes. As a result of the extinguishment, approximately $381,000 of amortization of the remaining deferred debt issuance costs and $491,000 of amortization of the remaining discount were accelerated. We recorded a $2.3 million loss during the year ended December 31, 2017 related to the extinguishment of the 6.00% Convertible Senior Notes, which represents the difference between the fair value and the remaining book value of the extinguished notes.

In December 2018, the 6.00% Convertible Senior Notes were paid off upon maturity.

(Back to Index)

(Back to Index)

8.00% Convertible Senior Notes

In January 2015, we issued $100.0 million aggregate principal amount of our 8.00% Convertible Senior Notes. After deducting a $1.0 million underwriting discount and deferred debt issuance costs totaling $2.1 million, we received approximately $97.0 million of net proceeds. In addition, we recorded a discount of $2.5 million (the offset of which was recorded in additional paid-in capital) on the 8.00% Convertible Senior Notes that reflects the difference between the stated value of the debt and the fair value of the notes as if they were issued without a conversion feature. The market discounts and the deferred debt issuance costs are amortized into interest expense on the consolidation statements of operations on a straight line basis over the period ended in January 2020. Interest on the 8.00% Convertible Senior Notes is paid semi-annually in January and July. Unless earlier repurchased or converted, the 8.00% Convertible Senior Notes become due and payable on January 15, 2020. Holders of 8.00% Convertible Senior Notes may require us to repurchase all or a portion of the 8.00% Convertible Senior Notes at a purchase price equal to the principal amount plus accrued and unpaid interest on January 2020, or upon the occurrence of certain defined fundamental changes. The 8.00% Convertible Senior Notes are convertible at the option of the holder at a current conversion rate of 46.9308 common shares per $1,000 principal amount, following the trigger of the $0.16 dividend threshold, of 8.00% Convertible Senior Notes (equivalent to an initial conversion price of $21.36 per common share). Upon conversion of the 8.00% Convertible Senior Notes, a holder will receive cash, our common shares or a combination of cash and our common shares, at our election.

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

Unsecured Junior Subordinated Debentures

During 2006, we formed Resource Capital Trust I ("RCT I") and RCC Trust II ("RCT II") for the sole purpose of issuing and selling capital securities representing preferred beneficial interests. RCT I and RCT II are not consolidated into our consolidated financial statements because we are not deemed to be the primary beneficiary of these entities. In connection with the issuance and sale of the capital securities, we issued junior subordinated debentures to RCT I and RCT II of $25.8 million each, representing our maximum exposure to loss. The debt issuance costs associated with the junior subordinated debentures for RCT I and RCT II were included in borrowings and were amortized into interest expense on the consolidated statements of operations using the effective yield method over a ten year period.

There were no unamortized debt issuance costs associated with the junior subordinated debentures for RCT I and RCT II outstanding at December 31, 2018 and 2017. The interest rates for RCT I and RCT II, at December 31, 2018, were 6.75% and 6.47%, respectively. The interest rates for RCT I and RCT II, at December 31, 2017, were 5.64% and 5.33%, respectively.

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

Stockholders' Equity

Total stockholders' equity at December 31, 2018 was $553.8 million and gave effect to $563,000 of unrealized gains on our cash flow hedges and $3.6 million, after tax, of net unrealized losses on our available-for-sale portfolio, shown as a component of accumulated other comprehensive income. Stockholders' equity at December 31, 2017 was $671.5 million and gave effect to $602,000 of unrealized gains on our cash flow hedges and $695,000 of net unrealized gains on our available-for-sale portfolio, shown as a component of accumulated other comprehensive income. The decrease in stockholders' equity at December 31, 2018 from December 31, 2017 was primarily attributable to the March 2018 redemption of all remaining shares of Series B Preferred Stock, with a carrying value of $107.9 million and a loss on redemption of $7.5 million, and the combined $4.4 million increase in unrealized losses on investment securities available-for-sale and derivatives.

(Back to Index)

(Back to Index)

Balance Sheet - Book Value Reconciliation

The following table rolls forward our common stock book value for the three months and year ended December 31, 2018 and reconciles our common stock book value to our economic book value, a non-GAAP measure, at December 31, 2018 (in thousands, except per share data and amounts in footnotes):

	Three Months Ended December 31, 2018		Year Ended December 31, 2018
	Total Amount	Per Share Amount	Total Amount	Per Share Amount
Common stock book value at beginning of period (1)	$444,389	$14.23	$447,634	$14.46
Net income (loss) allocable to common shares	7,367	0.24	6,973	0.22
Change in other comprehensive income:
Available-for-sale securities (2)	(6,219)	(0.20)	(4,315)	(0.14)
Derivatives (2)	(2,467)	(0.08)	(39)	—
Common stock dividends	(5,467)	(0.18)	(14,835)	(0.47)
Common stock dividends on unvested shares	(74)	—	(203)	(0.01)
Accretion (dilution) from additional shares outstanding at December 31, 2018 (3)	334	0.01	2,648	(0.04)
Total net increase (decrease)	(6,526)	(0.21)	(9,771)	(0.44)
Common stock book value at end of period (1)(4)	$437,863	$14.02	437,863	14.02

Reconciling items in arriving at economic book value at December 31, 2018:
Non-cash convertible senior notes' unamortized discounts:
4.50% Convertible Senior Notes			(10,833)	(0.35)
8.00% Convertible Senior Notes			(148)	—
Series C Preferred Stock redemption value in excess of carrying value			(4,045)	(0.13)
Economic book value at December 31, 2018			$422,837	$13.54
(1)

Per share calculations exclude unvested restricted stock, as disclosed on the consolidated balance sheet, of 422,671, 422,592 and 483,073 shares at December 31, 2018, September 30, 2018 and December 31, 2017, respectively. The denominator for the calculation is 31,234,828 at December 31, 2018 and September 30, 2018 and 30,946,819 at December 31, 2017.

(2)	Through February 2019, we recognized an increase in other comprehensive income of approximately $5.2 million, or $0.17 per common share, on available-for-sale securities and derivatives.
(3)	Per share amount calculation includes the impact of 288,009 additional shares for the year ended December 31, 2018.
(4)	Common stock book value is calculated as total stockholders' equity of $553.8 million less preferred stock equity of $116.0 million at December 31, 2018.

We view economic book value, a non-GAAP measure, as a useful and appropriate supplement to accounting principles generally accepted in the United States of America ("GAAP") stockholders' equity and common stock book value because it adjusts GAAP common stock book value to account for the face redemption amounts of the outstanding preferred stock and convertible senior notes. The following table reconciles our common stock book value per share to economic book value per share at the dates presented:

	At December 31, 2018	At September 30, 2018	At June 30, 2018	At March 31, 2018	At December 31, 2017
Common stock book value	$14.02	$14.23	$14.09	$13.92	$14.46
Non-cash convertible senior notes' unamortized discounts	(0.35)	(0.38)	(0.40)	(0.43)	(0.46)
Preferred stock redemption values in excess of carrying values (1)	(0.13)	(0.13)	(0.13)	(0.13)	(0.37)
Economic book value	$13.54	$13.72	$13.56	$13.36	$13.63
(1)	In March 2018, we redeemed all remaining shares of our Series B Preferred Stock resulting in a charge of $7.5 million, or $(0.24) per common share.

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

(Back to Index)

(Back to Index)

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

Although pursuant to the Management Agreement we calculate incentive compensation using Core Earnings excluding incentive fees payable to our Manager, we include incentive fees payable to our Manager in Core Earnings for reporting purposes.

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

(Back to Index)

(Back to Index)

The following table provides a reconciliation from GAAP net income (loss) allocable to common shares to Core Earnings allocable to common shares and Core Earnings allocable to common shares, adjusted for the periods presented (in thousands, except per share data and amounts in footnotes):

	Years Ended December 31,
	2018	Per Share Data	2017	Per Share Data
Net income (loss) allocable to common shares - GAAP	$6,973	0.22	$5,677	$0.18
Adjustment for realized gains on CRE assets (4)	(520)	(0.02)	—	—
Net income (loss) allocable to common shares - GAAP, adjusted	6,453	0.20	5,677	0.18

Reconciling items from continuing operations:
Non-cash equity compensation expense	2,717	0.09	2,738	0.09
Non-cash (recovery of) provision for CRE loan losses	(1,427)	(0.05)	1,502	0.05
Litigation settlement expense (5)	(2,167)	(0.07)	2,167	0.07
Non-cash amortization of discounts or premiums associated with borrowings	3,169	0.10	4,058	0.13
Net loss from limited partnership interest owned at the initial measurement date (1)	—	—	1,073	0.04
Income tax (benefit) expense from non-core investments (2)(3)	(343)	(0.01)	6,637	0.22
Net realized gain on non-core assets (2)(3)	(1,925)	(0.06)	(42,402)	(1.38)
Net income from non-core assets (3)	(12)	—	(4,691)	(0.15)

Reconciling items from discontinued operations and CRE loans:
Net interest income on legacy CRE loans	(1,856)	(0.06)	(3,323)	(0.11)
Realized gain on liquidation of CRE loans	(1,000)	(0.03)	(12,386)	(0.40)
Operating expenses on legacy CRE loans	187	—	—	—
Fair value adjustments on legacy CRE loans	7,224	0.23	1,942	0.06
Net (income) loss from other non-CRE investments held for sale	508	0.02	(974)	(0.03)
(Income) loss from discontinued operations, net of taxes	(121)	—	14,116	0.46
Core Earnings before realized loss on CRE assets	11,407	0.36	(23,866)	(0.77)

Adjustment for realized loss on CRE loan	(2,332)	(0.07)	—	—
Adjustment for realized gain on CRE-related investment	352	0.01	—	—
Core Earnings allocable to common shares	$9,427	$0.30	$(23,866)	$(0.77)

Reconciling items in arriving at Core Earnings allocable to common shares, adjusted:
Realized loss on sale of a previously impaired CRE loan	2,332	0.07	—	—
Loss on redemption of Series A Preferred Stock and Series B Preferred Stock	7,482	0.24	3,803	0.12
Litigation settlement expense	2,167	0.07	—	—
Impairment on legacy CMBS investment	934	0.03	—	—
Loss on extinguishment of convertible senior notes	—	—	8,509	0.28
Core Earnings allocable to common shares, adjusted (6)(7)(8)(9)	$22,342	$0.71	$(11,554)	$(0.37)

Weighted average common shares - diluted	31,383		30,836

Core Earnings per common share - diluted	$0.30		$(0.77)
Core Earnings per common share, adjusted - diluted (6)(7)(8)(9)	$0.71		$(0.37)
(1)	Initial measurement date is December 31, 2016.
(2)	Income tax expense from non-core investments and net realized gain (loss) on non-core assets are components of net income or loss from non-core assets.
(3)

Non-core assets are investments and securities owned by us at the initial measurement date in (i) commercial finance, (ii) middle market lending, (iii) residential mortgage lending, (iv) legacy CRE loans designated as held for sale and (v) other non-CRE assets included in assets held for sale.

(4)

Includes a realized gain of $352,000, or $0.01 per common share-diluted, in connection with the sale of CMBS and a realized recovery of CRE loan loss provision of $168,000, or $0.01 per common share-diluted, in connection with the sale of a previously impaired, 2013 vintage CRE loan for the year ended December 31, 2018.

(5)

Includes the payment of the settlement of a securities litigation, previously accrued in 2018, for the year ended December 31, 2018 and the accrual of settlement expenses for the year ended December 31, 2017.

(6)

Core Earnings, adjusted exclude a realized loss of $2.3 million, or $(0.07) per common share-diluted, for the year ended December 31, 2018 in connection with the sale of a previously impaired, 2013 vintage CRE loan.

(7)

Core Earnings, adjusted exclude a non-recurring charge of $7.5 million, or $(0.24) per common share-diluted, and $3.8 million, or $(0.12) per common share-diluted, for the years ended December 31, 2018 and 2017, respectively, in connection with the redemption of our remaining Series A Preferred Stock and Series B Preferred Stock.

(8)

Core Earnings, adjusted exclude an impairment charge of $934,000, or $(0.03) per common share-diluted, for the three months and year ended December 31, 2018 in connection with a legacy CMBS investment.

(9)

Core Earnings, adjusted exclude a non-recurring charge of $8.5 million, or $(0.28) per common share-diluted, for the year ended December 31, 2017 in connection with the extinguishment of the 6.00% Convertible Senior Notes and the 8.00% Convertible Senior Notes.

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

In November 2016, our Board approved the Plan, pursuant to which we are primarily focused on making CRE debt investments. The Plan includes disposing of certain non-core businesses and investments and underperforming legacy CRE loans, as well as maintaining a dividend policy based on sustainable earnings. As part of the Plan, the Identified Assets were reclassified as discontinued operations and/or assets held for sale during the fourth quarter of 2016. The following table delineates these disposable investments by business segment and details the current net book value of the businesses and investments included in the Plan (in millions, except amount in footnotes):

	Identified Assets at Plan Inception	Impairments/ Adjustments on Non-Monetized Assets (1)(2)	Impairments/ Adjustments on Monetized Assets (1)(3)	Monetized through December 31, 2018 (2)	Net Book Value at December 31, 2018
Discontinued operations and assets held for sale
Legacy CRE loans (4)	$162.2	$(14.1)	$(17.5)	$(113.6)	$17.0
Middle market loans	73.8	—	(17.7)	(56.1)	—
Residential mortgage lending segment (5)	56.6	(2.0)	(9.6)	(43.7)	1.3
Other assets held for sale	5.9	—	3.8	(9.7)	—
Subtotal - discontinued operations and assets held for sale	298.5	(16.1)	(41.0)	(223.1)	18.3
Legacy CRE loans held for investment (6)(7)	32.5	—	—	(21.0)	11.5
Investments in unconsolidated entities	86.6	—	38.3	(124.9)	—
Commercial finance assets	62.5	—	3.5	(66.0)	—
Total	$480.1	$(16.1)	$0.8	$(435.0)	$29.8
(1)	Reflects adjustments as a result of the designation as assets held for sale or discontinued operations, which occurred during the third and fourth quarters of 2016 except as noted in (2) below.
(2)	Legacy CRE loans include $1.6 million of protective advances to cover operating losses on a legacy CRE loan in the third and fourth quarters of 2018.
(3)	The impairment adjustment to middle market loans includes $5.4 million of fair value adjustments that occurred prior to the inception of the Plan.
(4)

Includes $88.2 million par value of loans at the inception of the Plan that were not reflected on the consolidated balance sheets until our investment in RREF CDO 2007-1 was liquidated in November 2016.

(5)	Includes $2.5 million of cash and cash equivalents not classified as assets held for sale in the Residential Mortgage Lending segment at December 31, 2018.
(6)	Legacy CRE loans with $28.3 million of net book value were reclassified to CRE loans on the consolidated balance sheets at June 30, 2018 as we now intend to hold these loans to maturity.
(7)

Includes $30.0 million par value of loans at the inception of the Plan that were not reflected on the consolidated balance sheets until our investment in RREF CDO 2007-1 was liquidated in November 2016.

During the year ended December 31, 2018, our principal sources of liquidity were proceeds of: (i) $839.4 million from financing sourced from our CRE term facilities and net CMBS repurchase agreement proceeds, (ii) $241.0 million from repayments on our CRE loan portfolio, (iii) $63.2 million of net proceeds from the close of XAN 2018-RSO6, (iv) $33.3 million from paydowns and sales on our CMBS portfolio, (v) $29.7 million from the sale of middle market loans, (vi) $14.4 million from our CRE securitization that used repaid principal to invest in CRE loan future funding commitments, (vii) $12.0 million from the sale of a legacy CRE loan classified as an asset held for sale, (viii) $10.4 million from our interest in Pelium Capital, an equity method investment, (ix) $6.4 million from our investment in life settlement contracts and (x) $4.7 million from the sale of a CRE whole loan. These sources of liquidity, offset by our deployments in CRE debt investments, repurchase of preferred stock, repayment of our 6.00% Convertible Senior Notes and distributions on our common and preferred stock, substantially resulted in the $82.8 million of unrestricted cash we held at December 31, 2018.

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

At December 31, 2018, we had various repurchase agreements, as described below (in thousands):

	Execution Date	Maturity Date (1)	Maximum Capacity	Repurchase Principal Outstanding (2)	Availability
CRE - Term Repurchase Facilities
Wells Fargo Bank, N.A.	February 2012	July 2020	$400,000	$155,808	$244,192
Morgan Stanley Bank, N.A.	September 2015	September 2019	67,936	37,206	30,730
Barclays Bank PLC	April 2018	April 2021	250,000	241,482	8,518
JPMorgan Chase Bank, N.A.	October 2018	October 2021	250,000	77,308	172,692
Trust Certificates - Term Repurchase Facility
RSO Repo SPE Trust 2017	September 2017	September 2020	N/A	47,333	N/A
CMBS - Short-Term Repurchase Agreements
RBC Capital Markets, LLC	August 2017	January 2019	N/A	245,763	N/A
JP Morgan Securities LLC	November 2012	January 2019	N/A	41,991	N/A
Deutsche Bank Securities Inc.	March 2005	January 2019	N/A	7,294	N/A
Total				$854,185
(1)	The CMBS - short-term repurchase agreements' maturity dates represent the next interest payment and extension dates. The agreements do not contain defined maturity dates.
(2)	Excludes accrued interest payable.
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

During the year ended December 31, 2017, our principal sources of liquidity were: (i) proceeds of $107.4 million from the sale and paydowns of legacy CRE loans classified as assets held for sale, (ii) proceeds of $84.3 million in connection with the sale of LCC's, an equity method investment, underlying business, (iii) proceeds of $56.3 million from repayments on our CRE loan portfolio, (iv) proceeds of $49.4 million from the close of our 2017 trust certificate - term repurchase facility, (v) proceeds of $40.4 million from sales and paydowns on our commercial finance assets, (vi) proceeds of $39.2 million from the close of a new CRE securitization, RCC 2017-CRE5, (vii) proceeds of $32.6 million from the sale of Primary Capital Mortgage LLC's residential mortgage lending operating platform and certain other assets and liabilities, (viii) proceeds of $25.6 million from liquidation of our CRE securitization RCC 2014-CRE2, (ix) proceeds of $16.2 million from the sale of our equity interest in an investment in an unconsolidated entity, (x) proceeds of $16.2 million from the sales and paydowns of middle market loans classified as assets held for sale, (xi) proceeds of $13.6 million from our interest in Pelium Capital, an equity method investment and (xii) net proceeds of $8.2 million from the close of our 4.50% Convertible Senior Notes offering. These sources of liquidity, offset by our deployments in CRE debt investments and distributions on our common and preferred stock, substantially resulted in the $181.5 million of unrestricted cash we held at December 31, 2017.

Historically, we financed the acquisition of our investments through CDOs and securitizations that essentially match the maturity and repricing dates of these financing vehicles with the maturities and repricing dates of our investments. We have in the past derived substantial operating cash from our equity investments in our CDOs and securitizations which, if the CDOs and securitizations fail to meet certain tests, will cease. Through December 31, 2018, we did not experience difficulty in maintaining our existing CDO and securitization financing and passed all of the critical tests required by these financings.

(Back to Index)

(Back to Index)

The following table sets forth the distributions received by us and coverage test summaries for each of our active securitizations at the periods presented (in thousands):

	Cash Distributions For the Year Ended		Overcollateralization Cushion (1)
Name	December 31, 2018	December 31, 2017	At December 31, 2018	At the Initial Measurement Date	End of Designated Principal Reinvestment Period
RCC 2017-CRE5 (2)	$22,843	$6,643	$73,365	$20,727	July 2020
XAN 2018-RSO6 (2)	$8,323	$—	$25,731	$25,731	December 2020
Apidos CDO III, Ltd. (3)	$618	$—	N/A	$11,269	N/A
Apidos Cinco CDO (3)	$—	$2,056	N/A	$17,774	N/A
(1)	Overcollateralization cushion represents the amount by which the collateral held by the securitization issuer exceeds the minimum amount required.
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

(3)	Apidos CDO III and Apidos Cinco were substantially liquidated in June 2015 and November 2016, respectively.

The following table sets forth the distributions made by and liquidation details for our liquidated securitizations for the periods presented (in thousands, excluding amount in footnotes):

	Cash Distributions For the Year Ended		Liquidation Details
Name	December 31, 2018	December 31, 2017	Liquidation Date	Remaining Assets at the Liquidation Date (1)
RCC 2014-CRE2 (2)	$—	$33,050	August 2017	92,980
RCC 2015-CRE3	$3,529	$8,672	August 2018	80,632
RCC 2015-CRE4	$4,487	$8,554	July 2018	97,825
(1)	The remaining assets at the liquidation date were returned to us in exchange for our preference share and equity notes in the respective securitization.
(2)	Cash distributions for the year ended December 31, 2017 include preference share and equity notes distributions at liquidation of $25.6 million for RCC 2014-CRE2.

At February 28, 2019 our liquidity is derived from two primary sources:

•	unrestricted cash and cash equivalents of $71.7 million; and
•	approximately $96.0 million of liquidity from available financing of unlevered CRE loans and CMBS.

Our leverage ratio, defined as the ratio of borrowings to stockholders' equity, may vary as a result of the various funding strategies we use. At December 31, 2018 and 2017, our leverage ratio under GAAP was 2.8 and 1.7 times, respectively. The leverage ratio increase was driven primarily by the increase in borrowings combined with a decrease in stockholders' equity, primarily attributable to the redemption of our remaining Series B Preferred Stock and distributions in excess of earnings during 2018.

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

(Back to Index)

(Back to Index)

Contractual Obligations and Commitments

	Contractual Commitments
	(dollars in thousands)
	Payments due by Period
	Total	Less than 1 year	1 - 3 years	3 - 5 years	More than 5 years
At December 31, 2018:
CRE securitizations	$506,702	$—	$—	$—	$506,702
Unsecured junior subordinated debentures (1)	51,548	—	—	—	51,548
4.50% Convertible Senior Notes (2)	143,750	—	—	143,750	—
8.00% Convertible Senior Notes (3)	21,182	—	21,182	—	—
Repurchase and credit facilities (4)	855,988	333,099	522,889	—	—
Unfunded commitments on CRE loans (5)	108,083	31,019	77,064	—	—
Base management fees (6)	8,358	8,358	—	—	—
Total	$1,695,611	$372,476	$621,135	$143,750	$558,250
(1)	Contractual commitments exclude $31.2 million and $32.2 million of estimated interest expense payable through maturity, in June 2036 and October 2036, respectively, on our trust preferred securities.
(2)	Contractual commitments exclude $23.8 million of interest expense payable through maturity, in August 2022, on our 4.50% Convertible Senior Notes.
(3)	Contractual commitments exclude $1.8 million of interest expense payable through maturity, in January 2020, on our 8.00% Convertible Senior Notes.
(4)	Contractual commitments include $1.8 million of accrued interest payable at December 31, 2018 on our repurchase facilities.
(5)

Unfunded commitments on our originated CRE whole loans generally fall into two categories: (i) pre-approved capital improvement projects and (ii) new or additional construction costs subject, in each case, to the borrower meeting specified criteria. Upon completion of the improvements or construction, we would receive additional interest income on the advanced amount. At December 31, 2018, we had unfunded commitments on 53 CRE whole loans.

(6)

Base management fees presented are based on an estimate of base management fees payable to our Manager over the next 12 months. Our Management Agreement also provides for an incentive fee arrangement that is based on operating performance. The incentive fee is not a fixed and determinable amount, and therefore it is not included in this table.

Off-Balance Sheet Arrangements

General

At December 31, 2018, we did not maintain any relationships with unconsolidated entities or financial partnerships that were established for the purpose of facilitating off-balance sheet arrangements or contractually narrow or limited purposes, although we do have interests in unconsolidated entities not established for those purposes. Except as set forth below, at December 31, 2018, we had not guaranteed obligations of any unconsolidated entities or entered into any commitment or letter of intent to provide additional funding to any such entities.

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

In May 2017, we received proceeds of $16.2 million from the sale of our equity interest in Pearlmark Mezz, an unconsolidated entity. As part of our sale of Pearlmark Mezz, we entered into an indemnification agreement whereby we indemnified the purchaser against realized losses of up to $4.3 million on one mezzanine loan until its final maturity date in 2020. At December 31, 2018, we have a contingent liability, reported in accounts payable and other liabilities on our consolidated balance sheets, of $703,000 outstanding as a reserve for probable losses on the indemnification, recorded during the year ended December 31, 2017. We did not record any additional reserve for probable losses during the year ended December 31, 2018.

(Back to Index)

(Back to Index)

Critical Accounting Policies and Estimates

Our consolidated financial statements are prepared by management in accordance with GAAP. The preparation of financial statements in conformity with GAAP requires that we make estimates and assumptions that may affect the value of our assets or liabilities and disclosure of contingent assets and liabilities at the date of our financial statements, and our financial results. We believe that certain of our policies are critical because they require us to make difficult, subjective and complex judgments about matters that are inherently uncertain. The critical policies summarized below relate to valuation of investment securities, accounting for derivative financial instruments and hedging activities, income taxes, allowance for loan losses and VIEs. We have reviewed these accounting policies with our Board and believe that all of the decisions and assessments upon which our financial statements are based were reasonable at the time made based upon information available to us at the time.

Valuation of Investment Securities

We classify our investment portfolio as either available-for-sale investments or trading investments. For a discussion of the basis of fair value analysis, and of the determination of whether an asset's valuation should be characterized as Level 1, Level 2 or Level 3, see Note 2 in Item 8, "Financial Statements and Supplementary Data."

We report investment securities available-for-sale at fair value, with unrealized gains and losses reported as a component of accumulated other comprehensive income on our consolidated balance sheets. We also report investment securities, trading at fair value with unrealized gains and losses reported as net realized and unrealized gain (loss) on investment securities, trading on the consolidated statements of operations. At December 31, 2018 and 2017, we had aggregate net unrealized losses on our available-for-sale securities of $3.6 million and gains of $695,000, respectively. To determine fair value, we use an independent third-party valuation firm utilizing data available in the market as well as appropriate prepayment, default and recovery rates. We evaluate the reasonableness of the valuation we receive by using a dealer quote, bid or internal model. If there is a material difference between the value indicated by the third-party valuation firm and the dealer quote, we will evaluate the difference that could result in an updated valuation from the third-party firm or a revised dealer quote. Based on the prioritization of inputs used in valuation of each position, we categorize these investments as either Level 2 or 3 in the fair value hierarchy.

We are required to determine when an investment is considered impaired (i.e., a decline in fair value below its amortized cost), evaluate whether the impairment is other than temporary (i.e., the investment value will not be recovered over its remaining life), and, if the impairment is other-than-temporary, recognize an impairment loss equal to the difference between the investment's cost and its fair value, see Note 2 in Item 8, "Financial Statements and Supplementary Data."

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

U.S. Tax Cuts and Jobs Act

In December 2017, the TCJA was signed into law. The TCJA reduced the U.S. corporate income tax rate from 35% to 21% effective January 1, 2018. We are required to revalue our U.S. deferred tax assets and liabilities at the new federal corporate income tax rate as of the date of enactment of the Tax Cuts and Jobs Act and to include the rate change effect in the tax provision for the year ended December 31, 2018. Due to the valuation allowance, recorded against our net deferred tax assets, the rate change did not have any impact on our deferred tax expense. As part of U.S. international tax reform, the TCJA imposes a transition tax on certain accumulated foreign earnings aggregated across all non-U.S. subsidiaries, net of foreign deficits. At December 31, 2018, we do not have any foreign activity that would be subject to the transition tax.

Allowance for Loan Losses

We maintain an allowance for loan losses. Loans held for investment are first individually evaluated for impairment, and then evaluated as a homogeneous pool of loans with substantially similar characteristics for impairment. We perform the reviews at least quarterly.

We consider an individual loan to be impaired when, based on current information and events and/or appraisals of the underlying collateral, management believes it is probable that we will be unable to collect all amounts due according to the contractual terms of the loan agreement. When a loan is impaired, we increase the allowance for loan losses by the amount of the excess of the amortized cost basis of the loan over its fair value. Fair value may be determined based on the present value of estimated cash flows; on market price, if available; or the fair value of the collateral less estimated disposition costs. When we consider a loan, or a portion thereof, uncollectible and pursuit of the collection is not warranted, we will record a charge-off or write-down of the loan against the allowance for credit losses.

Variable Interest Entities ("VIE")

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

At December 31, 2018, we determined that we are the primary beneficiary in five VIEs that are consolidated.

Recent Accounting Pronouncements

Accounting Standards Adopted in 2018

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

In May 2014, the FASB issued guidance that establishes key principles by which an entity determines the amount and timing of revenue recognized from customer contracts. At issuance, the guidance was effective for the first interim or annual period beginning after December 15, 2016. In August 2015, the FASB issued additional guidance that delayed the previous effective date by one year, resulting in the original guidance becoming effective for the first interim or annual period beginning after December 15, 2017. In 2016, the FASB issued multiple amendments to the accounting standard to provide further clarification. Exclusions from the scope of this guidance include revenues resulting from loans, investment securities available-for-sale, investment securities, trading, investments in unconsolidated entities and leases. Adoption did not have a material impact on our consolidated financial statements.

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

In June 2018, the FASB issued guidance to simplify the accounting for share-based payment transactions for acquiring goods and services from nonemployees by including these payments in the scope of the guidance for share-based payments to employees. The guidance is effective for annual reporting periods beginning after December 15, 2018, and interim periods within that reporting period. Early adoption is permitted. We evaluated the applicability of this guidance and determined that, currently, adoption does not have a material impact on our consolidated financial statements.

(Back to Index)

(Back to Index)

In February 2018, the FASB issued guidance to allow a reclassification from accumulated other comprehensive income to retained earnings for stranded tax effects resulting from the Tax Cuts and Jobs Act. The guidance is effective for annual reporting periods beginning after December 15, 2018, and interim periods within that reporting period. Early adoption is permitted. We evaluated the applicability of this guidance and determined that, currently, adoption does not have a material impact on our consolidated financial statements.

In August 2017, the FASB issued guidance to improve the financial reporting of hedging relationships to better portray the economic results of an entity's risk management activities. Additionally, the guidance simplifies the application of the hedge accounting guidance via certain targeted improvements. In October 2018, the FASB updated the guidance to add a benchmark interest rate permitted for hedge accounting purposes. The guidance is effective for annual reporting periods beginning after December 15, 2018, and interim periods within that reporting period. Early adoption is permitted. We evaluated the applicability of this guidance and determined that, currently, adoption does not have a material impact on our consolidated financial statements.

In January 2017, the FASB issued guidance to add the Securities and Exchange Commission ("SEC") Staff Announcement "Disclosure of the Impact that Recently Issued Accounting Standards will have on the Financial Statements of a Registrant when such Standards are Adopted in a Future Period (in accordance with Staff Accounting Bulletin Topic 11.M)." The announcement applies to the May 2014 guidance on revenue recognition from contracts with customers, the February 2016 guidance on leases and the June 2016 guidance on how credit losses for financial assets at amortized cost and certain other instruments that are measured at fair value through net income are determined. The announcement provides the SEC staff view that a registrant should evaluate certain recent accounting standards that have not yet been adopted to determine appropriate financial statement disclosures about the potential material effects of those recent accounting standards. If a registrant does not know or cannot reasonably estimate the impact that adoption of the recent accounting standards referenced in this announcement is expected to have on the financial statements, then the registrant should make a statement to that effect and consider the additional qualitative financial statement disclosures to assist the reader in assessing the significance of the impact that the recent accounting standards will have on the financial statements of the registrant when adopted. We have completed our assessment under the new guidance on revenue recognition from contracts with customers, see "Accounting Standards Adopted in 2018." We are in the process of evaluating the impact of this guidance.

In June 2016, the FASB issued guidance that will change how credit losses for most financial assets and certain other instruments that are measured at fair value through net income are determined. The new guidance will replace the current incurred loss approach with an expected loss model for instruments measured at amortized cost. For available-for-sale debt securities, the guidance requires recording allowances rather than reducing the carrying amount, as it is currently under the other-than-temporary impairment model. It also simplifies the accounting model for credit-impaired debt securities and loans. In November 2018, the FASB issued amendments to the guidance, including the clarification that operating leases are excluded from the scope of the guidance. This guidance is effective for annual reporting periods beginning after December 15, 2019, and interim periods within that reporting period. Early adoption is permitted for annual periods beginning after December 15, 2018, and interim periods within that reporting period, with any adjustments reflected as of the beginning of the fiscal year of adoption. We are in the process of evaluating the impact of this guidance.

In February 2016, the FASB issued guidance requiring lessees to recognize a lease liability and a right-of-use asset for all leases. Lessor accounting will remain largely unchanged. The guidance will also require new qualitative and quantitative disclosures to help financial statement users better understand the timing, amount and uncertainty of cash flows arising from leases. This guidance will be effective for reporting periods beginning on or after December 15, 2018, and interim periods within that reporting period. Early adoption is permitted. We evaluated the applicability of this guidance and determined that, currently, adoption does not have a material impact on our consolidated financial statements.

Inflation

Virtually all of our assets and liabilities are interest rate sensitive in nature. As a result, interest rates and other factors influence our performance far more than does inflation. Changes in interest rates do not necessarily correlate with inflation rates or changes in inflation rates. Our consolidated financial statements are prepared in accordance with GAAP and our distributions are determined by our Board based primarily on our maintaining our REIT qualification; in each case, our activities and balance sheet are measured with reference to historical cost and/or fair market value without considering inflation.

ITEM 7A.QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

At December 31, 2018, the primary component of our market risk was interest rate risk, as described below. While we do not seek to avoid risk completely, we do seek to assume risk that can be quantified from historical experience, to actively manage that risk, to earn sufficient compensation to justify assuming that risk and to maintain capital levels consistent with the risk we undertake or to which we are exposed.

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

The following sensitivity analysis table presents, at December 31, 2018, the estimated impact on the fair value of our interest rate-sensitive investments, instruments and liabilities of changes in interest rates, assuming rates instantaneously fall 100 basis points and rise 100 basis points (in thousands, except percentages):

	December 31, 2018
	Interest Rates Fall 100 Basis Points	Unchanged	Interest Rates Rise 100 Basis Points
Interest rate-sensitive investments securities:
Fair value	$118,526	$111,924	$106,586
Change in fair value	6,602	—	(5,338)
Change as a percent of fair value	5.90%	—%	(4.77)%

Interest rate-sensitive hedging instruments:
Fair value	$(5,904)	$(57)	$5,327
Change in fair value	(5,847)	—	5,384
Change as a percent of fair value	10,211%	—%	(9,403)%

For purposes of the table, we have excluded our investments and liabilities with variable interest rates that are indexed to the London Interbank Offerred Rate. Because the variable rates on these instruments are short-term in nature, we are not subject to material exposure from movements in fair value as a result of changes in interest rates.

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
•

using derivatives to adjust the interest rate-sensitivity of our variable rate borrowings, which we discuss in "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations - Financial Condition - Hedging Instruments."

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

(Back to Index)

(Back to Index)

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders

Exantas Capital Corp.

Opinion on the financial statements

We have audited the accompanying consolidated balance sheets of Exantas Capital Corp. (a Maryland corporation) and subsidiaries (the "Company") as of December 31, 2018 and 2017, the related consolidated statements of operations, comprehensive income (loss), changes in equity, and cash flows for each of the three years in the period ended December 31, 2018, and the related notes and financial statement schedules included under Item 15(a)(2) (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2018 and 2017, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2018, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) ("PCAOB"), the Company's internal control over financial reporting as of December 31, 2018, based on criteria established in the 2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO"), and our report dated March 8, 2019 expressed an unqualified opinion.

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

Philadelphia, Pennsylvania

March 8, 2019

(Back to Index)

(Back to Index)

EXANTAS CAPITAL CORP. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share data)

	December 31,
	2018	2017
ASSETS (1)
Cash and cash equivalents	$82,816	$181,490
Restricted cash	12,658	22,874
Accrued interest receivable	8,198	6,859
CRE loans, net of allowances of $1,401 and $5,328	1,551,967	1,284,822
Investment securities available-for-sale	418,998	211,737
Principal paydowns receivable	32,083	76,129
Investments in unconsolidated entities	1,548	12,051
Derivatives, at fair value	985	602
Other assets	4,015	7,793
Assets held for sale (amounts include $17,000 and $61,841 of legacy CRE loans held for sale in continuing operations, see Note 23)	17,645	107,718
Total assets	$2,130,913	$1,912,075
LIABILITIES (2)
Accounts payable and other liabilities	$7,550	$5,153
Management fee payable	938	1,035
Accrued interest payable	4,224	4,387
Borrowings	1,554,223	1,163,485
Distributions payable	7,265	5,581
Preferred stock redemption liability	—	50,000
Derivatives, at fair value	1,043	76
Accrued tax liability	31	540
Liabilities held for sale (see Note 23)	1,820	10,342
Total liabilities	1,577,094	1,240,599
STOCKHOLDERS' EQUITY
Preferred stock, par value $0.001: 10,000,000 shares authorized 8.25% Series B Cumulative Redeemable Preferred Stock, liquidation preference $25.00 per share; 0 and 4,613,596 shares issued and outstanding	—	5
Preferred stock, par value $0.001: 10,000,000 shares authorized 8.625% Fixed-to-Floating Series C Cumulative Redeemable Preferred Stock, liquidation preference $25.00 per share; 4,800,000 and 4,800,000 shares issued and outstanding	5	5
Common stock, par value $0.001: 125,000,000 shares authorized; 31,657,499 and 31,429,892 shares issued and outstanding (including 422,671 and 483,073 unvested restricted shares)	32	31
Additional paid-in capital	1,082,677	1,187,911
Accumulated other comprehensive (loss) income	(3,057)	1,297
Distributions in excess of earnings	(525,838)	(517,773)
Total stockholders' equity	553,819	671,476
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$2,130,913	$1,912,075

The accompanying notes are an integral part of these statements

(Back to Index)

(Back to Index)

EXANTAS CAPITAL CORP. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS - (Continued)

(in thousands, except share and per share data)

	December 31,
	2018	2017
(1) Assets of consolidated variable interest entities ("VIEs'') included in total assets above:
Restricted cash	$6,189	$20,846
Accrued interest receivable	3,548	3,347
CRE loans, pledged as collateral and net of allowances of $763 and $1,330	700,223	603,110
Principal paydowns receivable	31,914	72,207
Other assets	157	86
Total assets of consolidated VIEs	$742,031	$699,596
(2) Liabilities of consolidated VIEs included in total liabilities above:
Accounts payable and other liabilities	$75	$96
Accrued interest payable	709	592
Borrowings	501,045	416,655
Total liabilities of consolidated VIEs	$501,829	$417,343

The accompanying notes are an integral part of these statements

(Back to Index)

(Back to Index)

EXANTAS CAPITAL CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except share and per share data)

	Years Ended December 31,
	2018	2017	2016
REVENUES
Interest income:
CRE loans	$103,800	$88,268	$85,229
Securities	18,600	8,501	22,384
Other	379	2,549	5,005
Total interest income	122,779	99,318	112,618
Interest expense	67,616	57,657	53,747
Net interest income	55,163	41,661	58,871
Other revenue	120	2,048	3,809
Total revenues	55,283	43,709	62,680
OPERATING EXPENSES
Management fees	11,250	13,117	12,991
Equity compensation	2,717	2,738	3,025
General and administrative	10,666	15,846	15,197
Depreciation and amortization	77	139	1,566
Impairment losses	934	177	26,470
(Recovery of) provision for loan and lease losses, net	(1,595)	1,772	17,765
Total operating expenses	24,049	33,789	77,014
	31,234	9,920	(14,334)
OTHER INCOME (EXPENSE)
Equity in earnings of unconsolidated entities	217	39,545	5,973
Net realized and unrealized gain on investment securities available-for-sale and loans and derivatives	639	18,334	4,066
Net realized and unrealized gain (loss) on investment securities, trading	53	(954)	2,398
Fair value adjustments on financial assets held for sale	(7,176)	(1,831)	—
Loss on extinguishment of debt	—	(10,365)	—
Other income (expense)	1,996	(579)	1,555
Total other (expense) income	(4,271)	44,150	13,992
INCOME (LOSS) FROM CONTINUING OPERATIONS BEFORE TAXES	26,963	54,070	(342)
Income tax benefit (expense)	343	(6,613)	(10,992)
NET INCOME (LOSS) FROM CONTINUING OPERATIONS	27,306	47,457	(11,334)
NET INCOME (LOSS) FROM DISCONTINUED OPERATIONS, NET OF TAX	121	(14,116)	(19,260)
NET INCOME (LOSS)	27,427	33,341	(30,594)
Net income allocated to preferred shares	(12,972)	(24,057)	(24,091)
Consideration paid (in excess of) less than carrying value for preferred shares	(7,482)	(3,803)	1,500
Net loss allocable to non-controlling interest, net of taxes	—	196	229
NET INCOME (LOSS) ALLOCABLE TO COMMON SHARES	$6,973	$5,677	$(52,956)
NET INCOME (LOSS) PER COMMON SHARE - BASIC:
CONTINUING OPERATIONS	$0.22	$0.64	$(1.10)
DISCONTINUED OPERATIONS	—	(0.46)	(0.63)
TOTAL NET INCOME (LOSS) PER COMMON SHARE - BASIC	$0.22	$0.18	$(1.73)
NET INCOME (LOSS) PER COMMON SHARE - DILUTED:
CONTINUING OPERATIONS	$0.22	$0.64	$(1.10)
DISCONTINUED OPERATIONS	—	(0.46)	(0.63)
TOTAL NET INCOME (LOSS) PER COMMON SHARE - DILUTED	$0.22	$0.18	$(1.73)
WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING - BASIC	31,198,319	30,836,400	30,539,369
WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING - DILUTED	31,383,102	31,075,787	30,539,369

The accompanying notes are an integral part of these statements

(Back to Index)

(Back to Index)

EXANTAS CAPITAL CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(in thousands)

	Years Ended December 31,
	2018	2017	2016
Net income (loss)	$27,427	$33,341	$(30,594)
Other comprehensive (loss) income:
Reclassification adjustments for realized gains on investment securities available-for-sale included in net income	(135)	(534)	(1,916)
Unrealized (losses) gains on investment securities available-for-sale, net	(4,180)	(1,870)	5,850
Reclassification adjustments associated with unrealized (gains) losses from interest rate hedges included in net income	(22)	18	(5)
Unrealized (losses) gains on derivatives, net	(17)	602	118
Total other comprehensive (loss) income	(4,354)	(1,784)	4,047
Comprehensive income (loss) before allocation to non-controlling interests and preferred shares	23,073	31,557	(26,547)
Net income allocated to preferred shares	(12,972)	(24,057)	(24,091)
Consideration paid (in excess of) less than carrying value for preferred shares	(7,482)	(3,803)	1,500
Net loss allocable to non-controlling interests	—	196	229
Comprehensive income (loss) allocable to common shares	$2,619	$3,893	$(48,909)

The accompanying notes are an integral part of these statements

(Back to Index)

(Back to Index)

EXANTAS CAPITAL CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CHANGES IN EQUITY

FOR THE YEARS ENDED DECEMBER 31, 2018, 2017 AND 2016
(in thousands, except share and per share data)

	Common Stock
	Shares	Amount	Series A Preferred Stock	Series B Preferred Stock	Series C Preferred Stock	Additional Paid-In Capital	Accumulated Other Comprehensive (Loss) Income	Retained Earnings	Distributions in Excess of Earnings	Total Stockholders' Equity	Non- Controlling Interests	Total Equity
Balance, December 31, 2015	31,562,724	$32	$1	$6	$5	$1,228,346	$(2,923)	$—	$(406,603)	$818,864	$7,896	$826,760
Deconsolidation of VIEs	—	—	—	—	—	—	1,957	—	(16,932)	(14,975)	(8,876)	(23,851)
Balance, January 1, 2016	31,562,724	32	1	6	5	1,228,346	(966)	—	(423,535)	803,889	(980)	802,909
Proceeds from dividend reinvestment and stock purchase plan	9,980	—	—	—	—	117	—	—	—	117	—	117
Discount on 8.00% Convertible Senior Notes	—	—	—	—	—	19	—	—	—	19	—	19
Stock-based compensation	307,070	—	—	—	—	—	—	—	—	—	—	—
Amortization of stock-based compensation	—	—	—	—	—	3,964	—	—	—	3,964	—	3,964
Purchase and retirement of common shares	(813,834)	(1)	—	—	—	(9,479)	—	—	—	(9,480)	—	(9,480)
Forfeiture of unvested stock	(15,920)	—	—	—	—	—	—	—	—	—	—	—
Net loss	—	—	—	—	—	—	—	(30,365)	—	(30,365)	(229)	(30,594)
Distributions on preferred stock	—	—	—	—	—	—	—	(24,091)	—	(24,091)	—	(24,091)
Preferred stock redemption	—	—	—	—	—	(4,615)	—	1,500	—	(3,115)	—	(3,115)
Securities available-for-sale, fair value adjustment, net	—	—	—	—	—	—	3,934	—	—	3,934	—	3,934
Designated derivatives, fair value adjustment	—	—	—	—	—	—	113	—	—	113	—	113
Distributions on common stock	—	—	—	—	—	—	—	52,956	(93,642)	(40,686)	—	(40,686)
Balance, December 31, 2016	31,050,020	$31	$1	$6	$5	$1,218,352	$3,081	$—	$(517,177)	$704,299	$(1,209)	$703,090

The accompanying notes are an integral part of these statements

(Back to Index)

(Back to Index)

EXANTAS CAPITAL CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CHANGES IN EQUITY

FOR THE YEARS ENDED DECEMBER 31, 2018, 2017 AND 2016 - (Continued)

(in thousands, except share and per share data)

	Common Stock
	Shares	Amount	Series A Preferred Stock	Series B Preferred Stock	Series C Preferred Stock	Additional Paid-In Capital	Accumulated Other Comprehensive (Loss) Income	Retained Earnings	Distributions in Excess of Earnings	Total Stockholders' Equity	Non- Controlling Interests	Total Equity
Balance, January 1, 2017	31,050,020	$31	$1	$6	$5	$1,218,352	$3,081	$—	$(517,177)	$704,299	$(1,209)	$703,090
Offering costs	—	—	—	—	—	(385)	—	—	—	(385)	—	(385)
Equity component of 4.50% Convertible Senior Notes	—	—	—	—	—	14,231	—	—	—	14,231	—	14,231
Stock-based compensation	422,622	—	—	—	—	539	—	—	—	539	—	539
Amortization of stock-based compensation	—	—	—	—	—	3,172	—	—	—	3,172	—	3,172
Retirement of common shares	(16,137)	—	—	—	—	(150)	—	—	—	(150)	—	(150)
Forfeiture of unvested stock	(26,613)	—	—	—	—	—	—	—	—	—	—	—
Net income (loss)	—	—	—	—	—	—	—	33,537	—	33,537	(196)	33,341
Distributions on preferred stock	—	—	—	—	—	—	—	(24,057)	—	(24,057)	—	(24,057)
Preferred stock redemption	—	—	(1)	(1)	—	(46,244)	—	(3,803)	—	(50,049)	—	(50,049)
Securities available-for-sale, fair value adjustment, net	—	—	—	—	—	—	(2,403)	—	—	(2,403)	—	(2,403)
Designated derivatives, fair value adjustment	—	—	—	—	—	—	619	—	—	619	—	619
Distributions on common stock	—	—	—	—	—	—	—	(5,677)	(596)	(6,273)	—	(6,273)
Repurchase of conversion option	—	—	—	—	—	(194)	—	—	—	(194)	—	(194)
Purchase of non-controlling interest	—	—	—	—	—	(1,410)	—	—	—	(1,410)	1,405	(5)
Balance, December 31, 2017	31,429,892	$31	$—	$5	$5	$1,187,911	$1,297	$—	$(517,773)	$671,476	$—	$671,476

The accompanying notes are an integral part of these statements

(Back to Index)

(Back to Index)

EXANTAS CAPITAL CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CHANGES IN EQUITY

FOR THE YEARS ENDED DECEMBER 31, 2018, 2017 AND 2016 - (Continued)

(in thousands, except share and per share data)

	Common Stock
	Shares	Amount	Series A Preferred Stock	Series B Preferred Stock	Series C Preferred Stock	Additional Paid-In Capital	Accumulated Other Comprehensive (Loss) Income	Retained Earnings	Distributions in Excess of Earnings	Total Stockholders' Equity	Non- Controlling Interests	Total Equity
Balance, January 1. 2018	31,429,892	$31	$—	$5	$5	$1,187,911	$1,297	$—	$(517,773)	$671,476	$—	$671,476
Stock-based compensation	239,589	1	—	—	—	—	—	—	—	1	—	1
Amortization of stock-based compensation	—	—	—	—	—	2,717	—	—	—	2,717	—	2,717
Retirement of common shares	(7,134)	—	—	—	—	—	—	—	—	—	—	—
Forfeiture of unvested stock	(4,848)	—	—	—	—	(70)	—	—	—	(70)	—	(70)
Net income	—	—	—	—	—	—	—	27,427	—	27,427	—	27,427
Distributions on preferred stock	—	—	—	—	—	—	—	(12,972)	—	(12,972)	—	(12,972)
Preferred stock redemption	—	—	—	(5)	—	(107,881)	—	(7,482)	—	(115,368)	—	(115,368)
Securities available-for-sale, fair value adjustment, net	—	—	—	—	—	—	(4,315)	—	—	(4,315)	—	(4,315)
Designated derivatives, fair value adjustment	—	—	—	—	—	—	(39)	—	—	(39)	—	(39)
Distributions on common stock	—	—	—	—	—	—	—	(6,973)	(8,065)	(15,038)	—	(15,038)
Balance, December 31, 2018	31,657,499	$32	$—	$—	$5	$1,082,677	$(3,057)	$—	$(525,838)	$553,819	$—	$553,819

The accompanying notes are an integral part of these statements

(Back to Index)

(Back to Index)

EXANTAS CAPITAL CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Years Ended December 31,
	2018	2017	2016
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$27,427	$33,341	$(30,594)
Net (income) loss from discontinued operations, net of tax	(121)	14,116	19,260
Net income (loss) from continuing operations	27,306	47,457	(11,334)
Adjustments to reconcile net income (loss) from continuing operations to net cash provided by (used in) continuing operating activities:
(Recovery of) provision for loan and lease losses, net	(1,595)	1,772	17,765
Depreciation, amortization and accretion	2,908	3,150	(16,458)
Amortization of stock-based compensation	2,717	2,738	3,025
Deferred income tax (benefit) expense	(27)	4,763	8,293
Provision for deferred taxes	—	—	11,294
Sale of and principal payments on syndicated corporate loans held for sale	102	1,471	—
Sale of and principal payments on investment securities, trading, net	241	4,493	269
Net realized and unrealized (gain) loss on investment securities, trading	(53)	954	(2,398)
Net realized and unrealized gain on investment securities available-for-sale and loans and derivatives	(639)	(18,334)	(4,066)
Fair value adjustments on financial assets held for sale	7,176	1,831	—
Loss on extinguishment of debt	—	10,365	—
Gain on sale of real estate	—	—	(64)
Settlement of derivative instruments	—	—	(72)
Impairment losses	934	177	26,470
Equity in earnings of unconsolidated entities	(217)	(39,545)	(5,973)
Return on investment from investments in unconsolidated entities	411	50,046	—
Changes in operating assets and liabilities:
(Increase) decrease in accrued interest receivable, net of purchased interest	(1,196)	170	738
(Decrease) increase in management fee payable	(97)	881	185
Increase in accounts payable and other liabilities	52	750	447
Decrease in accrued interest payable	(163)	(592)	(91)
Decrease (increase) in other assets	9,843	2,932	(3,071)
Net cash provided by continuing operating activities	47,703	75,479	24,959
Net cash provided by (used in) discontinued operating activities	505	146,931	(43,866)
Net cash provided by (used in) operating activities	48,208	222,410	(18,907)
CASH FLOWS FROM INVESTING ACTIVITIES:
Deconsolidation of VIEs, net (1)	—	—	(16,615)
Origination and purchase of loans	(826,155)	(555,359)	(238,189)
Principal payments received on loans and leases	631,597	610,536	337,656
Proceeds from sale of loans	16,709	—	556
Purchase of investment securities available-for-sale	(242,557)	(172,081)	(17,428)
Principal payments on investment securities available-for-sale	21,055	56,715	100,802
Proceeds from sale of investment securities available-for-sale	12,081	40,048	2,818
Acquisition of legacy collateralized debt obligation assets	—	—	(67,781)
Acquisition of the remaining interest in Life Care Funding, LLC	—	(5)	—
Proceeds from sale of Northport TRS, LLC	—	—	2,361
Return of capital from (investments in) unconsolidated entities	10,374	48,603	(119)
Proceeds from the sale of an investment in an unconsolidated entity	—	16,159	—
Settlement of derivative instruments	(46)	(1,491)	1,013

The accompanying notes are an integral part of these statements

(Back to Index)

(Back to Index)

EXANTAS CAPITAL CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS - (Continued)

(in thousands)

	Years Ended December 31,
	2018	2017	2016
CASH FLOWS FROM INVESTING ACTIVITIES - (Continued):
Purchase of furniture and fixtures	—	—	(28)
Net cash (used in) provided by continuing investing activities	(376,942)	43,125	105,046
Net cash provided by discontinued investing activities	29,712	19,070	161,501
Net cash (used in) provided by investing activities	(347,230)	62,195	266,547
CASH FLOWS FROM FINANCING ACTIVITIES:
Net proceeds from issuances of common stock and dividend reinvestment and stock purchase plan (net of offering costs of $0, $385 and $0)	—	—	115
Repurchase of common stock	—	—	(9,480)
Retirement of common stock	(69)	(149)	—
Repurchase of preferred stock	(165,340)	—	(3,114)
Net proceeds from repurchase agreements	376,487	24,882	119,420
Proceeds from borrowings:
Securitizations	397,452	251,449	—
Convertible senior notes	—	121,589	—
Payments on borrowings:
Securitizations	(311,701)	(317,021)	(276,397)
Convertible senior notes	(70,453)	(108,690)	—
Payment of debt issuance costs	(10,531)	(8,278)	(1,977)
Settlement of derivative instruments	643	—	—
Distribution paid on subordinated note	(31)	—	—
Distributions paid on preferred stock	(15,257)	(24,057)	(24,158)
Distributions paid on common stock	(11,068)	(6,252)	(52,409)
Net cash provided by (used in) continuing financing activities	190,132	(66,527)	(248,000)
Net cash (used in) provided by discontinued financing activities	—	(133,139)	538
Net cash provided by (used in) financing activities	190,132	(199,666)	(247,462)
NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS AND RESTRICTED CASH	(108,890)	84,939	178
CASH AND CASH EQUIVALENTS AND RESTRICTED CASH AT BEGINNING OF PERIOD	204,364	119,425	119,247
CASH AND CASH EQUIVALENTS AND RESTRICTED CASH AT END OF PERIOD	$95,474	$204,364	$119,425
SUPPLEMENTAL DISCLOSURE:
Interest expense paid in cash	$57,548	$48,902	$46,959
Income taxes paid in cash	$—	$517	$4,051
(1)

Cash and cash equivalents and restricted cash as of January 1, 2016 decreased by $472,000 and $17.1 million, respectively, due to the adoption of the amendments to the consolidation accounting guidance resulting in the deconsolidation of five VIEs. In the fourth quarter of 2016, one VIE was reconsolidated as a result of its substantial liquidation, resulting in the increase of restricted cash of $934,000.

The accompanying notes are an integral part of these statements

(Back to Index)

(Back to Index)

EXANTAS CAPITAL CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2018

NOTE 1 - ORGANIZATION

Exantas Capital Corp., a Maryland corporation, and its subsidiaries (collectively, the "Company") is a real estate investment trust ("REIT") that is primarily focused on originating, holding and managing commercial mortgage loans and commercial real estate-related debt investments. The Company is externally managed by Exantas Capital Manager Inc. (the "Manager"), which is an indirect wholly-owned subsidiary of C-III Capital Partners LLC ("C-III"), a leading commercial real estate ("CRE") investment management and services company engaged in a broad range of activities. C-III is the beneficial owner of approximately 2.4% of the Company's outstanding common shares at December 31, 2018.

The Company has qualified, and expects to qualify in the current fiscal year, as a REIT.

In November 2016, the Company received approval from its board of directors (the "Board") to execute a strategic plan (the "Plan") to focus its strategy on CRE debt investments. The Plan contemplated disposing of certain loans underwritten prior to 2010 ("legacy CRE loans"), exiting underperforming non-core asset classes (residential real estate-related assets and commercial finance assets) and establishing a dividend policy based on sustainable earnings. As a result, the Company evaluated its residential mortgage and middle market lending segments' assets and liabilities and determined both met all of the criteria to be classified as held for sale in the fourth quarter of 2016. As a result of the reclassification, these segments are reported as discontinued operations and have been excluded from continuing operations. See Note 23 for further discussion.

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

DECEMBER 31, 2018

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

Cash and Cash Equivalents

Cash and cash equivalents include cash on hand and all highly liquid investments with original maturities of three months or less at the time of purchase. At December 31, 2018 and 2017, approximately $80.4 million and $177.5 million, respectively, of the reported cash balances exceeded the Federal Deposit Insurance Corporation and Securities Investor Protection Corporation deposit insurance limits of $250,000 per respective depository or brokerage institution. However, all of the Company's cash deposits are held at multiple, established financial institutions to minimize credit risk exposure.

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

The following table provides a reconciliation of cash, cash equivalents and restricted cash on the consolidated balance sheets to the total amount shown on the consolidated statements of cash flows (dollars in thousands):

	December 31,
	2018	2017
Cash and cash equivalents	$82,816	$181,490
Restricted cash	12,658	22,874
Total cash, cash equivalents and restricted cash shown on the Company's consolidated statements of cash flows	$95,474	$204,364

(Back to Index)

(Back to Index)

EXANTAS CAPITAL CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

DECEMBER 31, 2018

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

DECEMBER 31, 2018

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

Loans

The Company acquires loans through direct origination, through the acquisition of participations in CRE loans and had historically acquired corporate leveraged loans in the secondary market and through syndications of newly originated loans. Loans are held for investment; therefore, the Company initially records them at their acquisition price, and subsequently, accounts for them based on their outstanding principal plus or minus unamortized premiums or discounts. The Company may sell a loan held for investment where the credit fundamentals underlying a particular loan have changed in such a manner that the Company's expected return on investment may decrease. Once the determination has been made by the Company that it no longer will hold the loan for investment, the Company identifies these loans as loans held for sale. Any credit-related impairment considerations prior to the transfer to loans held for sale are accounted for through the allowance for loan losses on the Company's consolidated balance sheets. At December 31, 2018 and 2017, the Company has disclosed certain legacy CRE loans in assets held for sale on its consolidated balance sheets.

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

DECEMBER 31, 2018

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

Allowance for Loan Losses

The Company maintains an allowance for loan loss on its loans held for investment. In September 2017, the Company refined its process for the computation of its general reserve for loan losses to more fully align with the results of its risk rating process. CRE loans that are held for investment are carried at cost, net of unamortized acquisition premiums or discounts, loan fees and origination costs as applicable, unless the loans are deemed impaired. The Company evaluates each loan classified as held for investment for impairment at least quarterly. In connection with this evaluation, the Company assesses the performance of each loan and assigns a risk rating based on the collective evaluation of several factors, including but not limited to: collateral performance relative to underwritten plan, time since origination, current implied and/or reunderwritten loan-to-collateral value ("LTV") ratios, risk inherent in the loan structure and exit plan. Loans are rated "1" through "5," from less risk to greatest risk, in connection with this review. Loans with a risk rating of "5" are individually measured for impairment on a quarterly basis.

The general reserve, established for loans not determined to be impaired individually, is based on the Company's loan risk ratings. The Company records a general reserve equal to 1.5% of the aggregate face values of loans with a risk rating of "3," plus 5.0% of the aggregate face values of loans with a risk rating of "4."

The Company considers a loan to be impaired if at least one of two conditions exists. The first condition is if, based on the Company's evaluation as part of the loan risk rating process, management believes that a loss event has occurred that makes it probable that the Company will be unable to collect all amounts due according to the contractual terms of the loan agreement. The second condition is if the loan is deemed to be a troubled-debt restructuring ("TDR") where a concession has been given to a borrower in financial difficulty. These TDRs may not have an associated specific loan loss allowance if the principal and interest amount is considered recoverable based on current market conditions, appraisals of the underlying collateral, expected collateral performance and/or guarantees made by the borrowers.

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

Loans that experience insignificant payment delays or payment shortfalls generally are not classified as impaired. Management determines the significance of payment delays or payment shortfalls on a case-by-case basis, taking into consideration all of the circumstances surrounding the loan and the borrower, including the length of the delay, the reasons for the delay, the borrower's prior payment record and the amount of the shortfall in relation to the principal and interest owed. Impairment is re-measured on a quarterly basis by comparing the fair value of the loan to its cost basis. The fair value is determined using unobservable inputs including estimates of selling costs (Level 3).

(Back to Index)

(Back to Index)

EXANTAS CAPITAL CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

DECEMBER 31, 2018

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

During the year ended December 31, 2017, the Company recorded impairment charges on a pre-tax basis of $177,000 with respect to its intangible assets, reported in impairment losses on its consolidated statements of operations. During the year ended December 31, 2016, the Company recorded an impairment charge on a pre-tax basis of $3.7 million with respect to its intangible assets, reported in depreciation and amortization on its consolidated statement of operations. The Company did not record any impairment charges on any long-lived or intagible assets during the year ended December 31, 2018.

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

Additionally, upon determining that a long-lived asset or disposal group meets the criteria to be classified as held for sale, the Company reports the assets and liabilities of the disposal group, if material, in the line items assets or liabilities held for sale, respectively, on the consolidated balance sheets. See Note 23.

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

DECEMBER 31, 2018

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

The Company established a full valuation allowance against its net deferred tax asset of approximately $58.4 million (tax effected $15.3 million) at December 31, 2018 as the Company believed it was more likely than not that some or all of the deferred tax assets would not be realized. This assessment was based on the Company's cumulative historical losses and uncertainties as to the amount of taxable income that would be generated in future years.

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

U.S. Tax Cuts and Jobs Act

In December 2017, the U.S. government enacted comprehensive tax legislation commonly referred to as the Tax Cuts and Jobs Act ("TCJA"). The TCJA makes broad and complex changes to the Code, including, but not limited to: (i) reducing the U.S. federal corporate tax rate from 35% to 21%; (ii) requiring companies to pay a one-time transition tax on certain unrepatriated earnings of foreign subsidiaries; (iii) generally eliminating U.S. federal income taxes on dividends from foreign subsidiaries; (iv) requiring a current inclusion in U.S. federal taxable income of certain earnings of controlled foreign corporations; (v) eliminating the corporate alternative minimum tax ("AMT") and changing how existing AMT credits can be realized; (vi) creating the base erosion anti-abuse tax, a new minimum tax; (vii) creating a new limitation on deductible interest expense; and (viii) changing rules related to uses and limitations of net operating loss carryforwards created in tax years beginning after December 31, 2017.

(Back to Index)

(Back to Index)

EXANTAS CAPITAL CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

DECEMBER 31, 2018

The SEC staff issued guidance which provides insight on accounting for the tax effects of the TCJA. The guidance provides a measurement period that should not extend beyond one year from the TCJA enactment date for companies to complete the accounting under Financial Accounting Standards Board ("FASB") guidance. In accordance with the SEC guidance, a company must reflect the income tax effects of those aspects of the TCJA for which the accounting under the FASB guidance is complete. To the extent that a company's accounting for certain income tax effects of the TCJA is incomplete but it is able to determine a reasonable estimate, it must record a provisional estimate in the financial statements. If a company cannot determine a provisional estimate to be included in the financial statements, it should continue to apply the FASB guidance on the basis of the provisions of the tax laws that were in effect immediately before the enactment of the TCJA.

In 2018, the Company completed its analysis of the provisions items of the TCJA under the SEC guidance, resulting in immaterial adjustments primarily related to cumulative temporary differences.

Stock Based Compensation

Issuances of restricted stock and options are accounted for using the fair value based methodology whereby the fair value of the award is measured on the grant date and expensed monthly to equity compensation expense on the consolidated statements of operations with a corresponding entry to additional paid-in capital on the consolidated balance sheets. For issuances to the Company's Manager and to non-employees, the unvested stock and options are adjusted quarterly to reflect changes in fair value as performance under the agreement is completed. For issuances to the Company's eight non-employee directors receiving stock based compensation or to any former direct employees of the Company's subsidiaries, the amount is not remeasured under the fair value-based method. The compensation for each of these issuances is amortized over the service period on a straight line basis and included in equity compensation expense on the consolidated statements of operations.

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

DECEMBER 31, 2018

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

The level in the fair value hierarchy within which a fair value measurement in its entirety falls is based on the lowest level input that is significant to the fair value measurement in its entirety. The determination of where an asset or liability falls in the hierarchy requires significant judgment. The Company evaluates its hierarchy disclosures each quarter; depending on various factors, it is possible that an asset or liability may be classified differently from quarter to quarter. Transfers between levels are determined by the Company at the end of the reporting period. However, the Company expects that changes in classifications between levels will be rare. Assets or liabilities that are both designated for sale or disposition and reported as discontinued operations are disclosed in Note 23.

Recent Accounting Standards

Accounting Standards Adopted in 2018

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

DECEMBER 31, 2018

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

DECEMBER 31, 2018

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

In June 2016, the FASB issued guidance which will change how credit losses for most financial assets and certain other instruments that are measured at fair value through net income are determined. The new guidance will replace the current incurred loss approach with an expected loss model for instruments measured at amortized cost. For available-for-sale debt securities, the guidance requires recording allowances rather than reducing the carrying amount, as it is currently under the other-than-temporary impairment model. It also simplifies the accounting model for credit-impaired debt securities and loans. In November 2018, the FASB issued amendments to the guidance, including the clarification that operating leases are excluded from the scope of the guidance. This guidance is effective for annual reporting periods beginning after December 15, 2019, and interim periods within that reporting period. Early adoption is permitted for annual periods beginning after December 15, 2018, and interim periods within that reporting period, with any adjustments reflected as of the beginning of the fiscal year of adoption. The Company is in the process of evaluating the impact of this new guidance and expects that the adoption will result in a higher provision for loan losses.

In February 2016, the FASB issued guidance requiring lessees to recognize a lease liability and a right-of-use asset for all leases. Lessor accounting will remain largely unchanged. The guidance will also require new qualitative and quantitative disclosures to help financial statement users better understand the timing, amount and uncertainty of cash flows arising from leases. This guidance will be effective for reporting periods beginning on or after December 15, 2018, and interim periods within that reporting period. Early adoption is permitted. The Company has evaluated the applicability of this guidance and determined that, currently, adoption does not have a material impact on its consolidated financial statements.

Reclassifications

Certain reclassifications have been made to the 2017 and 2016 consolidated financial statements to conform to the 2018 presentation, including the reclassification of investment securities, trading, loans held for sale and direct financing leases to other assets on the consolidated balance sheets. These reclassifications had no effect on the reported consolidated statements of operations.

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

Consolidated VIEs (the Company is the primary beneficiary)

Based on management's analysis, the Company was the primary beneficiary of five and seven VIEs at December 31, 2018 and 2017, respectively (for each period, collectively, the "Consolidated VIEs").

The Consolidated VIEs are CRE securitizations, CDOs and CLOs that were formed on behalf of the Company to invest in real estate-related securities, commercial mortgage-backed securities ("CMBS"), syndicated corporate loans, corporate bonds and ABS and were financed by the issuance of debt securities. The Manager with the help of C-III Asset Management LLC ("C3AM"), a subsidiary of C-III, manage the CRE-related entities. By financing these assets with long-term borrowings through the issuance of debt securities, the Company seeks to generate attractive risk-adjusted equity returns and to match the term of its assets and liabilities. The primary beneficiary determination for each of these VIEs was made at each VIE's inception and is continually assessed.

(Back to Index)

(Back to Index)

EXANTAS CAPITAL CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

DECEMBER 31, 2018

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

Creditors of the Company's Consolidated VIEs have no recourse to the general credit of the Company, nor to each other. During the year ended December 31, 2018, the Company did not provide any financial support to any of its VIEs nor does it have any requirement to do so, although it may choose to do so in the future to maximize future cash flows on such investments by the Company. There are no explicit arrangements that obligate the Company to provide financial support to any of its Consolidated VIEs.

The following table shows the classification and carrying values of assets and liabilities of the Company's Consolidated VIEs at December 31, 2018 (in thousands):

	CRE Securitizations	Other	Total
ASSETS
Restricted cash	$5,000	$1,189	$6,189
Accrued interest receivable	3,548	—	3,548
CRE loans, pledged as collateral	700,223	—	700,223
Principal paydowns receivable	31,914	—	31,914
Other assets	157	—	157
Total assets (1)	$740,842	$1,189	$742,031

LIABILITIES
Accounts payable and other liabilities	$75	$—	$75
Accrued interest payable	709	—	709
Borrowings	501,045	—	501,045
Total liabilities	$501,829	$—	$501,829
(1)	Assets of each of the Consolidated VIEs may only be used to settle the obligations of each respective VIE.

Unconsolidated VIEs (the Company is not the primary beneficiary, but has a variable interest)

Based on management's analysis, the Company is not the primary beneficiary of the VIEs discussed below since it does not have both (i) the power to direct the activities that most significantly impact the VIE's economic performance and (ii) the obligation to absorb the losses of the VIE or the right to receive the benefits from the VIE, which could be significant to the VIE. Accordingly, the following VIEs are not consolidated in the Company's financial statements at December 31, 2018. The Company's maximum exposure to risk for each of these unconsolidated VIEs is set forth in the "Maximum Exposure to Loss" column in the table below.

Unsecured Junior Subordinated Debentures

The Company has a 100% interest in the common shares of Resource Capital Trust I ("RCT I") and RCC Trust II ("RCT II"), respectively, with a value of $1.5 million in the aggregate, or 3% of each trust, at December 31, 2018. RCT I and RCT II were formed for the purposes of providing debt financing to the Company. The Company completed a qualitative analysis to determine whether or not it is the primary beneficiary of each of the trusts and determined that it was not the primary beneficiary of either trust because it does not have the power to direct the activities most significant to the trusts, which include the collection of principal and interest and protection of collateral through servicing rights. Accordingly, neither trust is consolidated into the Company's consolidated financial statements.

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

DECEMBER 31, 2018

Wells Fargo Commercial Mortgage Trust 2017-C40

In October 2017, the Company purchased 95% of the Class E, F, G, H and J certificates of Wells Fargo Commercial Mortgage Trust 2017-C40 ("C40"), a B-piece investment in a Wells Fargo Commercial Mortgage Securities, Inc., private-label, $705.4 million securitization. C40 is managed by C3AM, a related party that is not under common control. The Company determined that although its investment in C40 represented a variable interest, its investment did not provide the Company with a controlling financial interest. The Company accounted for its various investments in C40 as investment securities available-for-sale on its consolidated financial statements.

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

The following table shows the classification, carrying value and maximum exposure to loss with respect to the Company's unconsolidated VIEs at December 31, 2018 (in thousands):

	Unsecured Junior Subordinated Debentures	C40	Prospect Hackensack	Total	Maximum Exposure to Loss
ASSETS
Accrued interest receivable	$58	$173	$—	$231	$—
CRE loans	—	—	19,555	19,555	$19,555
Investment securities available-for-sale (1)	—	20,795	—	20,795	$21,309
Investments in unconsolidated entities	1,548	—	—	1,548	$1,548
Total assets	1,606	20,968	19,555	42,129

LIABILITIES
Accrued interest payable	292	—	—	292	N/A
Borrowings	51,548	—	—	51,548	N/A
Total liabilities	51,840	—	—	51,840	N/A
Net (liability) asset	$(50,234)	$20,968	$19,555	$(9,711)	N/A
(1)	The Company's investment in C40 is carried at fair value and its maximum exposure to loss is the amortized cost of the investment.

At December 31, 2018, there were no explicit arrangements or implicit variable interests that could require the Company to provide financial support to any of its unconsolidated VIEs.

(Back to Index)

(Back to Index)

EXANTAS CAPITAL CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

DECEMBER 31, 2018

NOTE 4 - SUPPLEMENTAL CASH FLOW INFORMATION

The following table summarizes the Company's supplemental disclosure of cash flow information (in thousands, except amounts in footnote):

	Years Ended December 31,
	2018	2017	2016
Non-cash discontinued operating activities include the following:
Interest expense paid by third party (1)	$—	$—	$(107)
Operating liabilities assumed by third party (1)	$—	$—	$(192)
Non-cash continuing investing activities include the following:
Retained beneficial interest in unconsolidated securitization entities	$—	$—	$(22,476)
Loans acquired through securitizations called or liquidated	$—	$—	$(157,070)
Securities acquired through securitizations called or liquidated	$—	$—	$(40,892)
Non-cash continuing financing activities include the following:
Proceeds from the private exchange of convertible senior notes	$—	$22,161	$—
Payments on the private exchange of convertible senior notes	$—	$(22,161)	$—
Distributions on common stock accrued but not paid	$5,540	$1,571	$1,550
Distributions on preferred stock accrued but not paid	$1,725	$4,010	$4,010
Non-cash discontinued financing activities include the following:
Senior secured revolving credit facility assumed by third party (1)	$—	$—	$(122,000)
Senior secured revolving credit facility paid down by third party (1)	$—	$—	$(22,000)
(1)

In August 2016, the Company completed the sale of Northport TRS, LLC. The Purchaser assumed $122.0 million and paid down $22.0 million of principal and $107,000 of interest expense on the Company's behalf of the senior secured revolving credit agreement. The Purchaser assumed $192,000 of accounts payable and accrued legal fees recorded to complete the sale.

NOTE 5 - RESTRICTED CASH

The following table summarizes the Company's restricted cash (in thousands):

	December 31,
	2018	2017
Restricted cash:
Cash held by consolidated CRE securitizations, CDOs and CLOs	$6,190	$20,846
Restricted cash pledged with minimum reserve balance requirements	21	25
Margin posted to central clearinghouse on interest rate swaps	6,447	1,903
Cash held in escrow	—	100
Total	$12,658	$22,874

(Back to Index)

(Back to Index)

EXANTAS CAPITAL CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

DECEMBER 31, 2018

NOTE 6 - LOANS

The following is a summary of the Company's loans (dollars in thousands, except amounts in footnotes):

Description	Quantity	Principal	Unamortized (Discount) Premium, net (1)	Amortized Cost	Allowance for Loan Losses	Carrying Value (2)	Contractual Interest Rates (3)	Maturity Dates (4)(5)(6)
At December 31, 2018:
CRE loans held for investment:
Whole loans (7)(8)	79	$1,538,759	$(9,646)	$1,529,113	$(1,401)	$1,527,712	1M LIBOR plus 2.70% to 1M LIBOR plus 6.25%	January 2019 to January 2022
Mezzanine loan	1	4,700	—	4,700	—	4,700	10.00%	June 2028
Preferred equity investment (9)(10)	1	19,718	(163)	19,555	—	19,555	11.50%	April 2025
Total CRE loans held for investment		1,563,177	(9,809)	1,553,368	(1,401)	1,551,967
Total loans	81	$1,563,177	$(9,809)	$1,553,368	$(1,401)	$1,551,967
At December 31, 2017:
CRE loans held for investment:
Whole loans (7)	70	$1,297,164	$(7,014)	$1,290,150	$(5,328)	$1,284,822	1M LIBOR plus 3.60% to 1M LIBOR plus 6.25%	February 2018 to January 2021
Total CRE loans held for investment		1,297,164	(7,014)	1,290,150	(5,328)	1,284,822
Total loans		$1,297,164	$(7,014)	$1,290,150	$(5,328)	$1,284,822
(1)

Amounts include unamortized loan origination fees of $9.6 million and $6.7 million and deferred amendment fees of $171,000 and $268,000 being amortized over the life of the loans at December 31, 2018 and 2017, respectively.

(2)	Substantially all loans are pledged as collateral under various borrowings at December 31, 2018 and 2017.
(3)	LIBOR refers to the London Interbank Offered Rate.
(4)	Maturity dates exclude contractual extension options, subject to the satisfaction of certain terms, which may be available to the borrowers.
(5)	Maturity dates exclude one whole loan, with an amortized cost of $7.0 million, in default at December 31, 2017.
(6)

Maturity dates exclude one whole loan, with an amortized cost of $11.5 million, in maturity default and performing with respect to debt service due in accordance with a forbearance agreement at December 31, 2018. The loan was classified as an asset held for sale and in maturity default at December 31, 2017.

(7)

Whole loans had $108.1 million and $84.1 million in unfunded loan commitments at December 31, 2018 and 2017, respectively. These unfunded loan commitments are advanced as the borrowers formally request additional funding as permitted under the loan agreement and any necessary approvals have been obtained.

(8)

At June 30, 2018, two legacy CRE loans with amortized costs of $28.3 million were reclassified to whole loans from assets held for sale as the Company intends to hold these loans to maturity. In December 2018, one legacy CRE loan with an amortized cost and carrying value of $16.8 million paid off at par.

(9)	The interest rate on the Company's preferred equity investment pays currently at 8.00%. The remaining interest is deferred until maturity.
(10)	Beginning in April 2023, the Company has the right to unilaterally force the sale of the underlying property.

(Back to Index)

(Back to Index)

EXANTAS CAPITAL CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

DECEMBER 31, 2018

The following is a summary of the contractual maturities, assuming full exercise of the extension options available to the borrowers, of the Company's CRE loans held for investment, at amortized cost (in thousands, except amounts in footnotes):

Description	2019	2020	2021 and Thereafter	Total
At December 31, 2018:
Whole loans (1)	$10,379	$182,422	$1,324,797	$1,517,598
Mezzanine loan	—	—	4,700	4,700
Preferred equity investment	—	—	19,555	19,555
Total CRE loans	$10,379	$182,422	$1,349,052	$1,541,853

Description	2018	2019	2020 and Thereafter	Total
At December 31, 2017:
Whole loans (2)	$—	$148,622	$1,134,528	$1,283,150
(1)

Excludes one whole loan, with an amortized cost of $11.5 million, in maturity default and performing with respect to debt service due in accordance with a forbearance agreement at December 31, 2018. The loan was classified as an asset held for sale and in maturity default at December 31, 2017.

(2)	Excludes one whole loan, with an amortized cost of $7.0 million, in default at December 31, 2017.

At December 31, 2018, approximately 32.3%, 20.9% and 17.1% of the Company's CRE loan portfolio was concentrated in the Southwest, Mountain and Pacific regions, respectively, based on carrying value, as defined by the National Council of Real Estate Investment Fiduciaries. At December 31, 2017, approximately 28.0%, 24.3% and 12.5% of the Company's CRE loan portfolio was concentrated in the Southwest, Pacific and Mountain regions, respectively, based on carrying value.

Principal Paydowns Receivable

Principal paydowns receivable represents loan principal payments that have been received by the Company's servicers and trustees but have not been remitted to the Company. At December 31, 2018, the Company had $32.1 million of loan principal paydowns receivable, all of which was received in cash by the Company during January 2019. At December 31, 2017, the Company had $75.9 million of loan principal paydowns receivable, all of which was received by the Company during January 2018.

NOTE 7 - FINANCING RECEIVABLES

The following tables show the activity in the allowance for loan losses for the years ended December 31, 2018 and 2017 and the allowance for loan losses and recorded investments in loans at December 31, 2018 and 2017 (in thousands):

	Years Ended December 31,
	2018	2017
	Commercial Real Estate Loans	Commercial Real Estate Loans
Allowance for loan losses:
Allowance for loan losses at beginning of year	$5,328	$3,829
(Recovery of) provision for loan losses, net	(1,595)	1,499
Loans charged-off	(2,332)	—
Allowance for loan losses at end of year	$1,401	$5,328

	December 31,
	2018	2017
	Commercial Real Estate Loans	Commercial Real Estate Loans
Allowance for loan losses ending balance:
Individually evaluated for impairment	$—	$2,500
Collectively evaluated for impairment	$1,401	$2,828
Loans:
Amortized cost ending balance:
Individually evaluated for impairment	$24,255	$7,000
Collectively evaluated for impairment	$1,529,113	$1,283,150

(Back to Index)

(Back to Index)

EXANTAS CAPITAL CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

DECEMBER 31, 2018

Credit quality indicators

Commercial Real Estate Loans

CRE loans are collateralized by a diversified mix of real estate properties and are assessed for credit quality based on the collective evaluation of several factors, including but not limited to: collateral performance relative to underwritten plan, time since origination, current implied and/or reunderwritten LTV ratios, loan structure and exit plan. Depending on the loan's performance against these various factors, loans are rated on a scale from 1 to 5, with loans rated 1 representing loans with the highest credit quality and loans rated 5 representing loans with lowest credit quality. The factors evaluated provide general criteria to monitor credit migration in the Company's loan portfolio; as such, a loan's rating may improve or worsen, depending on new information received.

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
• An updated appraisal is required upon designation and updated on an as-needed basis.

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

DECEMBER 31, 2018

Credit risk profiles of CRE loans at amortized cost and legacy CRE loans held for sale at the lower of cost or fair value were as follows (in thousands, except amounts in footnotes):

	Rating 1	Rating 2	Rating 3 (1)	Rating 4	Rating 5 (2)	Held for Sale (3)	Total
At December 31, 2018:
Whole loans	$—	$1,447,206	$77,067	$4,840	$—	$—	$1,529,113
Mezzanine loan (4)	—	4,700	—	—	—	—	4,700
Preferred equity investment (4)	—	19,555	—	—	—	—	19,555
Legacy CRE loans held for sale	—	—	—	—	—	17,000	17,000
Total	$—	$1,471,461	$77,067	$4,840	$—	$17,000	$1,570,368
At December 31, 2017:
Whole loans	$65,589	$1,040,883	$171,841	$4,837	$7,000	$—	$1,290,150
Legacy CRE loans held for sale	—	—	—	—	—	63,783	63,783
Total	$65,589	$1,040,883	$171,841	$4,837	$7,000	$63,783	$1,353,933
(1)

Includes one whole loan, with an amortized cost of $11.5 million that was in maturity default at December 31, 2018. The loan is performing with respect to debt service due in accordance with a forbearance agreement at December 31, 2018.

(2)	Includes one CRE whole loan, with an amortized cost of $7.0 million that was in default at December 31, 2017.
(3)	Includes one and two legacy CRE loans that were in default with total carrying values of $17.0 million and $22.5 million at December 31, 2018 and 2017, respectively.
(4)	The Company's mezzanine loan and preferred equity investment are evaluated individually for impairment.

At December 31, 2017 the Company had one CRE whole loan designated as an impaired loan with a risk rating of 5 due to short term vacancy/tenant concerns and a past due maturity of February 2017. The loan had an amortized cost of $7.0 million and a carrying value of $4.5 million at December 31, 2017. In September 2018, the note was sold for $4.7 million.

Except as previously discussed, all of the Company's CRE loans, its mezzanine loan and its preferred equity investment were current with respect to contractual principal and interest at December 31, 2018.

Loan Portfolios Aging Analysis

The following table presents the CRE loan portfolio aging analysis as of the dates indicated for CRE loans at amortized cost and legacy CRE loans held for sale at the lower of cost or fair value (in thousands, except amounts in footnotes):

	30-59 Days	60-89 Days	Greater than 90 Days (1)(2)	Total Past Due (3)	Current	Total Loans Receivable	Total Loans > 90 Days and Accruing (2)
At December 31, 2018:
Whole loans	$—	$—	$11,516	$11,516	$1,517,597	$1,529,113	$11,516
Mezzanine loan	—	—	—	—	4,700	4,700	—
Preferred equity investment	—	—	—	—	19,555	19,555	—
Legacy CRE loans held for sale	—	—	17,000	17,000	—	17,000	—
Total	$—	$—	$28,516	$28,516	$1,541,852	$1,570,368	$11,516

At December 31, 2017:
Whole loans	$—	$—	$7,000	$7,000	$1,283,150	$1,290,150	$—
Legacy CRE loans held for sale	11,516	—	11,000	22,516	41,267	63,783	—
Total	$11,516	$—	$18,000	$29,516	$1,324,417	$1,353,933	$—
(1)

Includes one whole loan, with an amortized cost of $11.5 million, that was in maturity default at December 31, 2018. The loan is performing with respect to debt service due in accordance with a forbearance agreement at December 31, 2018.

(2)	Includes one whole loan, with an amortized cost of $7.0 million, that was in default at December 31, 2017.
(3)	Includes one and two legacy CRE loans that were in default with total carrying values of $17.0 million and $22.5 million at December 31, 2018 and 2017, respectively.

(Back to Index)

(Back to Index)

EXANTAS CAPITAL CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

DECEMBER 31, 2018

Impaired Loans

The Company did not have any impaired loans at December 31, 2018.

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

Troubled- Debt Restructurings

 There were no TDRs for the years ended December 31, 2018 and 2017.

NOTE 8 - INVESTMENT SECURITIES AVAILABLE-FOR-SALE

The following table summarizes the Company's investment securities available-for-sale, including those pledged as collateral. As of December 31. 2017, ABS may include, but are not limited to the Company's investments in securities backed by syndicated corporate loans and other loan obligations. Investment securities available-for-sale are carried at fair value (in thousands, except amounts in the footnote):

	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value (1)
At December 31, 2018:
CMBS, fixed rate	$121,487	$559	$(2,307)	$119,739
CMBS, floating rate	301,132	253	(2,126)	299,259
Total	$422,619	$812	$(4,433)	$418,998

At December 31, 2017:
CMBS, fixed rate	$97,886	$1,325	$(1,174)	$98,037
CMBS, floating rate	112,920	622	—	113,542
ABS	259	—	(101)	158
Total	$211,065	$1,947	$(1,275)	$211,737
(1)	At December 31, 2018 and 2017, $388.4 million and $169.6 million, respectively, of investment securities available-for-sale were pledged as collateral under related financings.

(Back to Index)

(Back to Index)

EXANTAS CAPITAL CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

DECEMBER 31, 2018

The following table summarizes the estimated payoff dates of the Company's investment securities available-for-sale according to their estimated weighted average life classifications (in thousands, except percentages):

	December 31, 2018			December 31, 2017
	Amortized Cost (2)	Fair Value (2)	Weighted Average Coupon	Amortized Cost (2)	Fair Value (2)	Weighted Average Coupon
Less than one year (1)	$126,446	$126,014	5.76%	$25,475	$25,275	5.50%
Greater than one year and less than five years	98,220	97,083	5.21%	126,273	127,104	4.54%
Greater than five years and less than ten years	197,953	195,901	4.06%	59,317	59,358	3.74%
Total	$422,619	$418,998	4.76%	$211,065	$211,737	4.41%
(1)	The Company expects that the payoff dates of these CMBS and ABS will either be extended or that they will be paid in full.
(2)

Includes CMBS positions subject to other-than-temporary-impairment that have no stated coupon rates that are excluded from the calculation of the weighted average coupon rate. The positions with less than one year of projected lives had amortized costs of approximately zero and $46,000 and fair values of approximately zero and $20,000 at December 31, 2018 and 2017, respectively. The positions with greater than one year and less than five years of projected lives had amortized costs of $105,000 and $59,000 and fair values of approximately zero and $171,000 at December 31, 2018 and 2017, respectively. There were no positions subject to other-than-temporary-impairment with projected lives of greater than five years and less than ten years at December 31, 2018 and 2017.

At December 31, 2018, the contractual maturities of the CMBS investment securities available-for-sale range from June 2022 to August 2061.

The following table summarizes the fair value, gross unrealized losses and number of securities aggregated by investment category and the length of time that individual investment securities available-for-sale have been in a continuous unrealized loss position during the periods specified (in thousands, except number of securities):

	Less than 12 Months			More than 12 Months			Total
	Fair Value	Unrealized Losses	Number of Securities	Fair Value	Unrealized Losses	Number of Securities	Fair Value	Unrealized Losses	Number of Securities
At December 31, 2018:
CMBS	$329,441	$(4,001)	49	$6,757	$(432)	7	$336,198	$(4,433)	56
Total	$329,441	$(4,001)	49	$6,757	$(432)	7	$336,198	$(4,433)	56

At December 31, 2017:
CMBS	$49,016	$(888)	12	$1,308	$(286)	4	$50,324	$(1,174)	16
ABS	158	(101)	1	—	—	—	158	(101)	1
Total	$49,174	$(989)	13	$1,308	$(286)	4	$50,482	$(1,275)	17

The unrealized losses in the above table are considered to be temporary impairments due to market factors and are not reflective of credit deterioration.

The Company recognized $934,000 and $20.9 million of other-than-temporary impairments on its investment securities available-for-sale during the years ended December 31, 2018 and 2016. In December 2018, a $934,000 impairment was recorded on one CMBS resulting from a collateral shortfall in the securitization. The Company recognized no other-than-temporary impairments on its investment securities available-for-sale during the year ended December 31, 2017. The other-than-temporary impairment losses recognized during the year ended December 31, 2016 consisted of the following:

The Company recognized an other-than-temporary impairment of $19.9 million on its investment in Resource Real Estate Funding CDO 2007-1, Ltd. ("RREF CDO 2007-1"), resulting from updated appraisals that indicated adverse changes in projected cash flows that would make the amortized cost basis unrecoverable, in total.

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

(Back to Index)

(Back to Index)

EXANTAS CAPITAL CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

DECEMBER 31, 2018

The following table summarizes the Company's sales of investment securities available-for-sale (in thousands, except positions sold and redeemed and amounts in footnotes):

	Positions Sold	Positions Redeemed	Par Amount Sold/Redeemed	Amortized Cost	Realized Gain (Loss)	Proceeds
Year Ended December 31, 2018:
CMBS	1	—	$14,929	$11,676	$352	$12,028
ABS	2	—	411	265	(217)	48
Total	3	—	$15,340	$11,941	$135	$12,076
Year Ended December 31, 2017:
CMBS	2	—	$7,350	$6,650	$(238)	$6,412
ABS - structured notes	3	—	24,267	19,258	632	17,608
ABS	5	—	8,306	4,319	1,356	5,675
RMBS	3	—	153,519	1,274	(158)	1,116
Total	13	—	$193,442	$31,501	$1,592	$30,811
Year Ended December 31, 2016:
CMBS	1	—	$4,000	$3,257	$(450)	$2,807
ABS	1	—	10,830	9,004	418	9,422
Total	2	—	$14,830	$12,261	$(32)	$12,229

NOTE 9 - INVESTMENTS IN UNCONSOLIDATED ENTITIES

The following table summarizes the Company's investments in unconsolidated entities at December 31, 2018 and 2017 and equity in earnings of unconsolidated entities for the years ended December 31, 2018, 2017 and 2016 (in thousands, except percentages and amounts in footnote):

				Equity in Earnings (Losses) of Unconsolidated Entities
		December 31,		Years Ended December 31,
	Ownership % at December 31, 2018	2018	2017	2018	2017	2016
Pelium Capital (1)	—%	$—	$10,503	$(182)	$(1,856)	$3,991
RCM Global LLC (2)	—%	—	—	(12)	(274)	14
Investment in LCC Preferred Stock (3)	—%	—	—	411	41,465	943
RRE VIP Borrower, LLC (4)	—%	—	—	—	45	58
Pearlmark Mezzanine Realty Partners IV, L.P. (5)	—%	—	—	—	165	968
Other	—%	—	—	—	—	(1)
Subtotal		—	10,503	217	39,545	5,973
Investment in RCT I and II (6)	3.0%	1,548	1,548	(3,200)	(2,687)	(2,560)
Total		$1,548	$12,051	$(2,983)	$36,858	$3,413
(1)

During the years ended December 31, 2018 and 2017, the Company received distributions of $10.4 million and $13.6 million on its investment in Pelium Capital Partners, L.P. ("Pelium Capital"). In December 2018, Pelium Capital was fully liquidated.

(2)	In December 2018, RCM Global LLC was fully liquidated.
(3)

The Company's investment in LEAF Commercial Capital, Inc. ("LCC") liquidated in July 2017 as a result of the sale of LCC. Earnings for the year ended December 31, 2018 were related to the receipt of a distribution of funds formerly held in escrow accounts established as part of the sale.

(4)

The Company sold its investment in RRE VIP Borrower, LLC ("RRE VIP Borrower") in December 2014. Earnings for the years ended December 31, 2017 and 2016 were related to insurance premium refunds with respect to the underlying sold properties in the portfolio.

(5)	The Company sold its investment in Pearlmark Mezzanine Realty Partners IV, L.P. ("Pearlmark Mezz") in May 2017.
(6)

During the years ended December 31, 2018, 2017 and 2016, distributions from the trusts were recorded in interest expense on the Company's consolidated statements of operations as the investments are accounted for under the cost method.

(Back to Index)

(Back to Index)

EXANTAS CAPITAL CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

DECEMBER 31, 2018

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

	Principal Outstanding	Unamortized Issuance Costs and Discounts	Outstanding Borrowings	Weighted Average Borrowing Rate	Weighted Average Remaining Maturity	Value of Collateral
At December 31, 2018:
RCC 2017-CRE5 Senior Notes	$109,250	$1,121	$108,129	3.76%	15.6 years	$228,031
XAN 2018-RSO6 Senior Notes	397,452	4,536	392,916	3.55%	16.5 years	514,225
Unsecured junior subordinated debentures	51,548	—	51,548	6.61%	17.7 years	—
4.50% Convertible Senior Notes	143,750	13,504	130,246	4.50%	3.6 years	—
8.00% Convertible Senior Notes	21,182	238	20,944	8.00%	1.0 year	—
CRE - term repurchase facilities (1)	512,716	5,269	507,447	4.47%	2.0 years	696,215
Trust certificates - term repurchase facility (2)	47,451	279	47,172	6.41%	1.7 years	118,780
CMBS - short term repurchase agreements (3)	295,821	—	295,821	3.63%	19 days	395,868
Total	$1,579,170	$24,947	$1,554,223	4.21%	6.9 years	$1,953,119

	Principal Outstanding	Unamortized Issuance Costs and Discounts	Outstanding Borrowings	Weighted Average Borrowing Rate	Weighted Average Remaining Maturity	Value of Collateral
At December 31, 2017:
RCC 2015-CRE3 Senior Notes	$85,788	$396	$85,392	4.50%	14.2 years	$149,828
RCC 2015-CRE4 Senior Notes	90,883	407	90,476	3.65%	14.6 years	180,066
RCC 2017-CRE5 Senior Notes	244,280	3,493	240,787	2.51%	16.6 years	369,534
Unsecured junior subordinated debentures	51,548	—	51,548	5.49%	18.7 years	—
4.50% Convertible Senior Notes	143,750	16,626	127,124	4.50%	4.6 years	—
6.00% Convertible Senior Notes	70,453	928	69,525	6.00%	335 days	—
8.00% Convertible Senior Notes	21,182	466	20,716	8.00%	2.0 years	—
CRE - term repurchase facilities (1)	292,511	1,013	291,498	3.82%	222 days	432,125
Trust certificates - term repurchase facility (2)	76,714	570	76,144	5.97%	2.1 years	214,375
CMBS - short term repurchase agreements (3)	82,647	—	82,647	2.79%	14 days	131,522
CMBS - term repurchase facilities (4)	27,628	—	27,628	3.05%	121 days	38,060
Total	$1,187,384	$23,899	$1,163,485	4.00%	7.3 years	$1,515,510

(1)	Principal outstanding includes accrued interest payable of $911,000 and $534,000 at December 31, 2018 and 2017, respectively.
(2)	Principal outstanding includes accrued interest payable of $118,000 and $203,000 at December 31, 2018 and 2017, respectively.
(3)	Principal outstanding includes accrued interest payable of $773,000 and $279,000 at December 31, 2018 and 2017, respectively.
(4)	Principal outstanding includes accrued interest payable of $46,000 at December 31, 2017.

Securitizations

The following table sets forth certain information with respect to the Company's consolidated securitizations at December 31, 2018:

Securitization	Closing Date	Maturity Date	End of Designated Principal Reinvestment Period (1)	Total Note Paydowns from Closing Date through December 31, 2018
RCC 2017-CRE5	July 2017	July 2034	July 2020	$142,199
XAN 2018-RSO6	June 2018	June 2035	December 2020	$—
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

(Back to Index)

(Back to Index)

EXANTAS CAPITAL CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

DECEMBER 31, 2018

The investments held by the Company's securitizations collateralize the securitizations' borrowings and, as a result, are not available to the Company, its creditors, or stockholders. All senior notes of the securitizations held by the Company at December 31, 2018 and 2017 are eliminated in consolidation.

RCC 2014-CRE2

In July 2014, the Company closed Resource Capital Corp. 2014-CRE2, Ltd. ("RCC 2014-CRE2"), a $353.9 million CRE securitization transaction that provided financing for transitional CRE loans. In August 2017, the Company executed the liquidation of RCC 2014-CRE2, and all of the outstanding senior notes were paid off from the payoff proceeds of certain of the securitization's assets.

RCC 2015-CRE3

In February 2015, the Company closed Resource Capital Corp. 2015-CRE3, Ltd. ("RCC 2015-CRE3"), a $346.2 million CRE securitization transaction that provided financing for transitional CRE loans. In August 2018, the Company's subsidiary exercised the optional redemption feature of RCC 2015-CRE3, and all of the outstanding senior notes were paid off from the payoff proceeds of certain of the securitization's assets.

RCC 2015-CRE4

In August 2015, the Company closed Resource Capital Corp. 2015-CRE4, Ltd. ("RCC 2015-CRE4"), a $312.9 million CRE securitization transaction that provided financing for transitional CRE loans. In July 2018, the Company's subsidiary exercised the optional redemption feature of RCC 2015-CRE4, and all of the outstanding senior notes were paid off from the payoff proceeds of certain of the securitization's assets.

RCC 2017-CRE5

In July 2017, the Company closed Resource Capital Corp. 2017-CRE5, Ltd. ("RCC 2017-CRE5"), a $376.7 million CRE securitization transaction that provided financing for transitional CRE loans. RCC 2017-CRE5 issued a total of $251.4 million of senior notes at par to unrelated investors. RCC Real Estate purchased 100% of the Class C senior notes. In addition, a subsidiary of RCC Real Estate purchased an equity interest representing 100% of the outstanding preference shares. The senior notes purchased by RCC Real Estate are subordinated in right of payment to all other senior notes issued by RCC 2017-CRE5, but are senior in right of the payment to the preference shares. The equity interest is subordinated in right of payment to all other securities issued by RCC 2017-CRE5.

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

XAN 2018-RSO6

In June 2018, the Company closed Exantas Capital Corp. 2018-RSO6, Ltd. ("XAN 2018-RSO6"), a $514.2 million CRE securitization transaction that provided financing for transitional CRE loans. XAN 2018-RSO6 offered approximately $405.0 million of senior notes, at par, to unrelated investors. A subsidiary of RCC Real Estate purchased 16.7% of the Class D senior notes and 100% of the Class E and Class F notes. In addition, a subsidiary of RCC Real Estate purchased an equity interest representing 100% of the outstanding preference shares. The Class E and Class F notes purchased by a subsidiary of RCC Real Estate are subordinated in right of payment to all other senior notes issued by XAN 2018-RSO6, but are senior in right of the payment to the preference shares. The equity interest is subordinated in right of payment to all other securities issued by XAN 2018-RSO6.

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

DECEMBER 31, 2018

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

There were no unamortized debt issuance costs associated with the junior subordinated debentures for RCT I and RCT II outstanding at December 31, 2018 and 2017. The interest rates for RCT I and RCT II, at December 31, 2018, were 6.75% and 6.47%, respectively. The interest rates for RCT I and RCT II, at December 31, 2017, were 5.64% and 5.33%, respectively.

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

4.50% Convertible Senior Notes

In August 2017, the Company issued $143.8 million aggregate principal amount of its 4.50% convertible senior notes due 2022 ("4.50% Convertible Senior Notes"). The gross proceeds were utilized to pay $3.9 million in debt issuance costs and to extinguish a portion of the Company's 6.00% convertible senior notes due 2018 ("6.00% Convertible Senior Notes") and 8.00% convertible senior notes due 2020 ("8.00% Convertible Senior Notes"), resulting in net proceeds of $13.5 million. In addition, the Company recorded a discount of $14.2 million (the offset of which was recorded in additional paid-in capital) on the 4.50% Convertible Senior Notes that reflects the difference between the proceeds received less the fair value of the notes as if they were issued without a conversion feature. The market discounts and the deferred debt issuance costs are amortized into interest expense on the consolidated statements of operations on an effective interest basis over the period ending in August 2022. Interest on the 4.50% Convertible Senior Notes is paid semi-annually in February and August. Unless earlier repurchased or converted, the 4.50% Convertible Senior Notes become due and payable on August 15, 2022. Holders of 4.50% Convertible Senior Notes may require the Company to repurchase all or a portion of the 4.50% Convertible Senior Notes at a purchase price equal to the principal amount plus accrued and unpaid interest in August 2022, or upon the occurrence of certain defined fundamental changes. The 4.50% Convertible Senior Notes are convertible at the option of the holder at a current conversion rate of 79.2009 common shares per $1,000 principal amount, following the trigger of the $0.10 dividend threshold, of 4.50% Convertible Senior Notes (equivalent to an initial conversion price of $12.78 per common share). Upon conversion of the 4.50% Convertible Senior Notes, a holder will receive cash, the Company's common shares or a combination of cash and the Company's common shares, at the Company's election.

6.00% Convertible Senior Notes

In October 2013, the Company issued $115.0 million aggregate principal amount of its 6.00% Convertible Senior Notes. The Company received approximately $111.1 million of net proceeds after deducting the underwriting discount and costs.

The Company extinguished $44.5 million aggregate principal of its 6.00% Convertible Senior Notes in conjunction with the issuance of its 4.50% Convertible Senior Notes. As a result of the extinguishment, approximately $381,000 of amortization of the remaining deferred debt issuance costs and $491,000 of amortization of the remaining discount were accelerated. The Company recorded a $2.3 million loss during the year ended December 31, 2017 related to the extinguishment of the 6.00% Convertible Senior Notes, which represents the difference between the redemption price and the remaining book value of the extinguished notes.

In December 2018, the 6.00% Convertible Senior Notes were paid off upon maturity.

(Back to Index)

(Back to Index)

EXANTAS CAPITAL CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

DECEMBER 31, 2018

8.00% Convertible Senior Notes

In January 2015, the Company issued $100.0 million aggregate principal amount of its 8.00% Convertible Senior Notes. After deducting a $1.0 million underwriting discount and deferred debt issuance costs totaling $2.1 million, the Company received approximately $97.0 million of net proceeds. In addition, the Company recorded a discount of $2.5 million (the offset of which was recorded in additional paid-in capital) on the 8.00% Convertible Senior Notes that reflects the difference between the stated value of the debt and the fair value of the notes as if they were issued without a conversion feature. The market discounts and the deferred debt issuance costs are amortized into interest expense on the consolidation statements of operations on a straight line basis over the period ended in January 2020. Interest on the 8.00% Convertible Senior Notes is paid semi-annually in January and July. Unless earlier repurchased or converted, the 8.00% Convertible Senior Notes become due and payable on January 15, 2020. Holders of 8.00% Convertible Senior Notes may require the Company to repurchase all or a portion of the 8.00% Convertible Senior Notes at a purchase price equal to the principal amount plus accrued and unpaid interest on January 2020, or upon the occurrence of certain defined fundamental changes. The 8.00% Convertible Senior Notes are convertible at the option of the holder at a current conversion rate of 46.9308 common shares per $1,000 principal amount, following the trigger of the $0.16 dividend threshold, of 8.00% Convertible Senior Notes (equivalent to an initial conversion price of $21.36 per common share). Upon conversion of the 8.00% Convertible Senior Notes, a holder will receive cash, the Company's common shares or a combination of cash and the Company's common shares, at the Company's election.

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

DECEMBER 31, 2018

Repurchase and Credit Facilities

Borrowings under the Company's repurchase agreements are guaranteed by the Company or one of its subsidiaries. The following table sets forth certain information with respect to the Company's repurchase agreements (in thousands, except percentages and amounts in footnotes):

	December 31, 2018				December 31, 2017
	Outstanding Borrowings (1)	Value of Collateral	Number of Positions as Collateral	Weighted Average Interest Rate	Outstanding Borrowings (1)	Value of Collateral	Number of Positions as Collateral	Weighted Average Interest Rate
CRE - Term Repurchase Facilities
Wells Fargo Bank, N.A. (2)	$154,478	$226,530	13	4.33%	$179,347	$268,003	19	3.68%
Morgan Stanley Bank, N.A. (3)	37,113	62,457	3	5.09%	112,151	164,122	9	4.05%
Barclays Bank PLC (4)	240,416	308,389	11	4.51%	—	—	—	—%
JPMorgan Chase Bank, N.A. (5)	75,440	98,839	5	4.30%	—	—	—	—%
Trust Certificates - Term Repurchase Facilities
RSO Repo SPE Trust 2015 (6)	—	—	—	—%	26,548	89,121	2	6.98%
RSO Repo SPE Trust 2017 (7)	47,172	118,780	2	6.41%	49,596	125,254	2	5.43%
CMBS - Short-Term Repurchase Agreements
RBC Capital Markets, LLC	246,476	313,644	33	3.64%	72,131	97,745	6	2.77%
JP Morgan Securities LLC	42,040	73,066	13	3.57%	10,516	33,777	2	2.93%
Deutsche Bank Securities Inc. (8)	7,305	9,158	5	3.98%	—	—	—	—%
CMBS - Term Repurchase Facilities
Wells Fargo Bank, N.A.	—	—	—	—%	12,272	14,984	8	2.45%
Deutsche Bank AG (8)	—	—	—	—%	15,356	23,076	14	3.53%
Total	$850,440	$1,210,863			$477,917	$816,082
(1)	Outstanding borrowings include accrued interest payable.
(2)	Includes $1.6 million and $565,000 of deferred debt issuance costs at December 31, 2018 and 2017, respectively.
(3)	Includes $167,000 and $448,000 of deferred debt issuance costs at December 31, 2018 and 2017, respectively.
(4)	Includes $1.5 million of deferred debt issuance costs at December 31, 2018.
(5)	Includes $2.0 million of deferred debt issuance costs at December 31, 2018.
(6)	Includes $133,000 of deferred debt issuance costs at December 31, 2017.
(7)	Includes $204,000 and $320,000 deferred debt issuance costs at December 31, 2018 and 2017, respectively.
(8)

In May 2018, the facility's term was rolled from a one-year basis, with extensions at the buyer's option, to a three-month basis. At June 30, 2018, the facility was reclassified from CMBS - term repurchase facilities to CMBS - short term repurchase agreements.

(Back to Index)

(Back to Index)

EXANTAS CAPITAL CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

DECEMBER 31, 2018

The following table shows information about the amount at risk under the repurchase facilities (in thousands, except percentages and time periods):

	Amount at Risk (1)	Weighted Average Remaining Maturity	Weighted Average Interest Rate
At December 31, 2018:
CRE - Term Repurchase Facilities
Wells Fargo Bank, N. A.	$71,398	1.6 years	4.33%
Morgan Stanley Bank, N. A.	$25,485	253 days	5.09%
Barclays Bank PLC	$67,826	2.3 years	4.51%
JPMorgan Chase Bank, N. A.	$21,788	2.8 years	4.30%
Trust Certificates - Term Repurchase Facilities
RSO Repo SPE Trust 2017	$71,439	1.7 years	6.41%
CMBS - Short-Term Repurchase Agreements
RBC Capital Markets, LLC	$67,182	18 days	3.64%
JP Morgan Securities LLC	$31,226	17 days	3.57%
Deutsche Bank Securities Inc.	$1,868	56 days	3.98%
(1)	Equal to the total of the estimated fair value of securities or loans sold and accrued interest receivable, minus the total of the repurchase agreement liabilities and accrued interest payable.

The Company was in compliance with all covenants in each of the respective agreements at December 31, 2018.

CRE - Term Repurchase Facilities

In February 2012, a wholly-owned subsidiary entered into a master repurchase and securities agreement (the "2012 Facility") with Wells Fargo Bank, N.A. ("Wells Fargo") to finance the origination of CRE loans. In July 2018, the subsidiary entered into an amended and restated master repurchase agreement (the "2018 Facility"), in exchange for an extension fee and other reasonable costs, that maintained the $400.0 million maximum facility amount and extended the term of the facility to July 2020 with three one-year extension options exercisable at the Company's discretion. The 2018 Facility charges interest rates of one-month LIBOR plus spreads from 1.75% to 2.50%.

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

Consistent with the guaranty agreement dated February 2012, the Company continues to guarantee the payment and performance of its subsidiaries' obligations to the lender through an amended and restated guaranty agreement dated in July 2018 (the "2018 Guaranty"), including all reasonable expenses that are incurred by the lender in connection with the enforcement of the 2018 Facility. The 2018 Guaranty includes covenants that, among other requirements, stipulate certain thresholds, including: required liquidity, required capital, total indebtedness to total equity, EBITDA to interest expense and total indebtedness.

In September 2015, an indirect wholly-owned subsidiary of the Company entered into a master repurchase and securities agreement (the "Morgan Stanley Facility") with Morgan Stanley Bank, N.A. ("Morgan Stanley") to finance the origination of CRE loans. In September 2018, the Company entered into an amendment to the Morgan Stanley Facility, which reduced its maximum capacity to $67.9 million and extended the maturity date through September 2019. The Morgan Stanley Facility charges an interest rate of one-month LIBOR plus an applicable spread ranging from 2.25% to 2.75%.

In September 2015, the Company entered into a guaranty agreement (the "Morgan Stanley Guaranty") with Morgan Stanley. As of December 31, 2018, the Company has entered into two amendments to the Morgan Stanley Guaranty, which have amended certain defined terms and the required capital amount and EBITDA to interest expense ratio covenants.

(Back to Index)

(Back to Index)

EXANTAS CAPITAL CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

DECEMBER 31, 2018

The Morgan Stanley Facility contains customary events of default (subject to certain materiality thresholds and grace periods) customary for this type of financing arrangement. The remedies for such events of default are also customary for this type of transaction and include the acceleration of the principal amount outstanding under the Morgan Stanley Facility and the liquidation of assets subject to the facility by Morgan Stanley. The Company obtained a waiver for violation of certain financial covenants at December 31, 2016. The Company was in compliance with all covenants under the terms of the Morgan Stanley Facility at December 31, 2018.

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

In connection with the Barclays Facility, the Company fully guaranteed all payments and performance under the Barclays Facility pursuant to a guaranty agreement (the "Barclays Guaranty"). The Barclays Guaranty includes certain financial covenants required of the Company, including required liquidity, required capital, ratios of total indebtedness to equity and EBITDA requirements. Also, RCC Real Estate, the direct owner of the wholly-owned subsidiary borrower, executed a pledge and security agreement with Barclays whereby it agreed to pledge and grant to Barclays a continuing security interest in any and all of its right, title and interest in and to the wholly-owned subsidiary, including all distributions, proceeds, payments, income and profits from its interests in the wholly-owned subsidiary.

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

In connection with the JPMorgan Chase Facility, the Company guaranteed the payment and performance under the JPMorgan Chase Facility pursuant to a guarantee agreement (the "JPMorgan Chase Guarantee") subject to a limit of 25% of the then currently unpaid aggregate repurchase price of all purchased assets. The JPMorgan Chase Guarantee includes certain financial covenants required of the Company, including required liquidity, required capital, ratios of total indebtedness to equity and EBITDA requirements. Also, RCC Real Estate, the direct owner of the wholly-owned subsidiary borrower, executed a pledge agreement with JPMorgan Chase pursuant to which it pledged and granted to JPMorgan Chase a continuing security interest in any and all of its right, title and interest in and to the wholly-owned subsidiary, including all distributions, proceeds, payments, income and profits from its interests in the wholly-owned subsidiary.

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

DECEMBER 31, 2018

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

The 2017 Term Repurchase Trust Facility contains events of default. The remedies for such events of default include: immediate repayment of the repurchase obligations and retainment of all income received on the purchased asset and the pledged collateral. The Company was in compliance with all financial covenants under the terms of the facility at December 31, 2018.

CMBS - Short-Term Repurchase Agreements

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

Contractual maturity dates of the Company's borrowings' principal outstanding by category and year are presented in the table below (in thousands):

	Total	2019	2020	2021	2022	2023 and Thereafter
At December 31, 2018:
CRE securitizations	$506,702	$—	$—	$—	$—	$506,702
Unsecured junior subordinated debentures	51,548	—	—	—	—	51,548
4.50% Convertible Senior Notes	143,750	—	—	—	143,750	—
8.00% Convertible Senior Notes	21,182	—	21,182	—	—	—
Repurchase and credit facilities	855,988	333,100	203,575	319,313	—	—
Total	$1,579,170	$333,100	$224,757	$319,313	$143,750	$558,250

NOTE 11 - SHARE ISSUANCE AND REPURCHASE

In January 2018, the Company redeemed all shares of its 8.50% Series A Cumulative Redeemable Preferred Stock ("Series A Preferred Stock") and 930,983 shares of its 8.25% Series B Cumulative Redeemable Preferred Stock ("Series B Preferred Stock") at redemption prices of $25.00 per share plus accrued but unpaid distributions. The total redemption cost of $50.0 million was reported as a preferred stock redemption liability on the consolidated balance sheets and a preferred stock redemption charge of $3.8 million was recognized during the year ended December 31, 2017.

(Back to Index)

(Back to Index)

EXANTAS CAPITAL CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

DECEMBER 31, 2018

In March 2018, the Company redeemed all remaining shares of its Series B Preferred Stock at a redemption price of $25.00 per share, or $115.3 million, plus accrued but unpaid distributions, resulting in a preferred stock redemption charge of $7.5 million on the consolidated statement of operations for the year ended December 31, 2018.

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

Under a share repurchase plan authorized by the Board in August 2015, the Company was authorized to repurchase up to $50.0 million of its outstanding equity and debt securities. In March 2016, the Company's Board approved a new securities repurchase plan for up to $50.0 million of its outstanding securities, which replaced the August 2015 repurchase plan. During the years ended December 31, 2018 and 2017, the Company did not repurchase any shares of its common or preferred stock through this program. During the year ended December 31, 2016, the Company repurchased $9.2 million of its common stock, representing approximately 800,000 shares, and $3.1 million of its outstanding Series B Preferred Stock, representing approximately 196,000 shares. At December 31, 2018, $44.9 million remains available under this repurchase plan.

At December 31, 2018, the Company had 4.8 million shares of Series C Preferred Stock outstanding, with a weighted average offering price, excluding offering costs, of $25.00.

NOTE 12 - SHARE-BASED COMPENSATION

In July 2007, the Company's shareholders approved the 2007 Omnibus Equity Compensation Plan (the "2007 Plan"). The 2007 Plan authorized the issuance of up to 500,000 shares of common stock in the form of options to purchase common stock, stock awards, performance shares and stock appreciation rights. In June 2011, the 2007 Plan was amended to: (i) increase the number of shares authorized for issuance under the 2007 Plan from 500,000 shares to 1,350,000 shares; (ii) extend the expiration of the 2007 Plan to June 2021; (iii) provide that the administrator making certain determinations after a change of control, as defined in the 2007 Plan, will be comprised of the same persons who constitute the administrator immediately before the change of control; and (iv) make other clarifying and updating amendments to the 2007 Plan. In May 2014, the 2007 Plan was amended to: (i) increase the number of shares authorized for issuance under the 2007 Plan from 1,350,000 shares to 3,275,000 shares; (ii) extend the expiration of the 2007 Plan to May 2024; and (iii) make other clarifying and updating amendments to the 2007 Plan.

The following table summarizes the Company's restricted common stock transactions:

	Non-Employee Directors	Non-Employees (1)	Former Employees	Total
Unvested shares at January 1, 2018	34,565	419,541	28,967	483,073
Issued	30,234	209,355	—	239,589
Vested	(33,193)	(238,792)	(23,158)	(295,143)
Forfeited	—	(4,848)	—	(4,848)
Unvested shares at December 31, 2018	31,606	385,256	5,809	422,671
(1)	Non-employees are employees of C-III or Resource America, Inc. ("Resource America").

The Company is required to value any unvested shares of restricted common stock granted to non-employees at the current market price. The fair values at grant date of the shares of restricted common stock granted to non-employees during the years ended December 31, 2018, 2017 and 2016 were $2.0 million, $2.7 million and $2.3 million, respectively. The fair values at grant date of the shares of restricted common stock issued to the Company's eight non-employee directors during the years ended December 31, 2018, 2017 and 2016 were $255,000, $325,000 and $290,000, respectively.

At December 31, 2018, the total unrecognized restricted common stock expense for non-employees was $1.1 million, with a weighted average amortization period remaining of 1.8 years. At December 31, 2017, the total unrecognized restricted common stock expense for non-employees was $1.4 million, with a weighted average amortization period remaining of 2.0 years.

(Back to Index)

(Back to Index)

EXANTAS CAPITAL CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

DECEMBER 31, 2018

The following table summarizes restricted common stock grants during the year ended December 31, 2018:

Grant Date	Shares	Vesting per Year	Vesting Date(s)
January 18, 2018	209,355	33.3%	January 18, 2019, January 18, 2020 and January 18, 2021
February 1, 2018	3,727	100%	February 1, 2019
March 8, 2018	16,302	100%	March 8, 2019
June 1, 2018	3,493	100%	June 1, 2019
June 6, 2018	3,510	100%	June 6, 2019
October 1, 2018	3,202	100%	October 1, 2019

The following table summarizes the status of the Company's vested stock options at December 31, 2018:

Vested Options	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Vested at January 1, 2018	10,000	$25.60
Vested	—	—
Exercised	—	—
Forfeited	—	—
Expired	—	—
Vested at December 31, 2018	10,000	$25.60	2.38	$—

There were no options granted during the years ended December 31, 2018 or 2017. The outstanding stock options have contractual terms of ten years and will expire in 2021.

The components of equity compensation expense for the periods presented are as follows (in thousands):

	Years Ended December 31,
	2018	2017	2016
Restricted shares granted to non-employees (1)(2)	$2,427	$2,456	$2,758
Restricted shares granted to non-employee directors	290	282	267
Total equity compensation expense (3)	$2,717	$2,738	$3,025

(1)	Non-employees are employees of C-III or Resource America.
(2)	Amounts include $691,000 of equity compensation expense, for the year ended December 31, 2016, associated with the accelerated stock vesting of former executives of the Company.
(3)

Amounts exclude equity compensation expense for employees of Primary Capital Mortgage ("PCM"), which is included in net income (loss) from discontinued operations, net of tax on the consolidated statement of operations during the years ended December 31, 2017 and 2016.

Under the Company's Third Amended and Restated Management Agreement ("Management Agreement"), incentive compensation is paid quarterly. Up to 75% of the incentive compensation is paid in cash and at least 25% is paid in the form of an award of common stock recorded in the management fees on the consolidated statements of operations. The Manager received no incentive management fee for the years ended December 31, 2018 and 2016. The Manager earned approximately 51,300 shares as incentive compensation valued at approximately $539,000 for the year ended December 31, 2017.

All equity awards, apart from incentive compensation under the Management Agreement, are discretionary in nature and subject to approval by the compensation committee of the Company's Board.

(Back to Index)

(Back to Index)

EXANTAS CAPITAL CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

DECEMBER 31, 2018

NOTE 13 - EARNINGS PER SHARE

The following table presents a reconciliation of basic and diluted earnings (losses) per share for the periods presented as follows (in thousands, except share and per share amounts):

	Years Ended December 31,
	2018	2017	2016
Net income (loss) from continuing operations	$27,306	$47,457	$(11,334)
Net income allocated to preferred shares	(12,972)	(24,057)	(24,091)
Carrying value (less than) in excess of consideration paid for preferred shares	(7,482)	(3,803)	1,500
Net loss allocable to non-controlling interest, net of taxes	—	196	229
Net income (loss) from continuing operations allocable to common shares	6,852	19,793	(33,696)
Net income (loss) from discontinued operations, net of tax	121	(14,116)	(19,260)
Net income (loss) allocable to common shares	$6,973	$5,677	$(52,956)
Net income (loss) per common share - basic
Weighted average number of shares outstanding	31,198,319	30,836,400	30,539,369
Continuing operations	$0.22	$0.64	$(1.10)
Discontinued operations	—	(0.46)	(0.63)
Net income (loss) per common share - basic	$0.22	$0.18	$(1.73)
Net income (loss) per common share - diluted:
Weighted average number of shares outstanding	31,198,319	30,836,400	30,539,369
Additional shares due to assumed conversion of dilutive instruments	184,783	239,387	—
Adjusted weighted-average number of common shares outstanding	31,383,102	31,075,787	30,539,369
Continuing operations	$0.22	$0.64	$(1.10)
Discontinued operations	—	(0.46)	(0.63)
Net income (loss) per common share - diluted	$0.22	$0.18	$(1.73)
Potentially dilutive shares excluded from calculation due to anti-dilutive effect (1)	14,800,564	11,238,408	9,002,864
(1)

Potentially dilutive shares issuable in connection with the potential conversion of the Company's 4.50% Convertible Senior Notes, 6.00% Convertible Senior Notes and 8.00% Convertible Senior Notes (see Note 10) were not included in the calculation of diluted net income (loss) per share because the effect would be anti-dilutive.

NOTE 14 - ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

The following table presents the changes in each component of accumulated other comprehensive income (loss) for the year ended December 31, 2018 (in thousands):

	Net Unrealized Gain on Derivatives	Net Unrealized (Loss) Gain on Investment Securities Available-for-Sale	Accumulated Other Comprehensive (Loss) Income
Balance at January 1, 2018	$602	$695	$1,297
Other comprehensive loss before reclassifications	(17)	(4,180)	(4,197)
Amounts reclassified from accumulated other comprehensive income (1)	(22)	(135)	(157)
Balance at December 31, 2018	$563	$(3,620)	$(3,057)
(1)

Amounts reclassified from accumulated other comprehensive income are reclassified to net realized and unrealized gain on investment securities available-for-sale and loans and derivatives on the Company's consolidated statements of operations.

(Back to Index)

(Back to Index)

EXANTAS CAPITAL CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

DECEMBER 31, 2018

NOTE 15 - RELATED PARTY TRANSACTIONS

Management Agreement

In March 2005, the Company entered into a Management Agreement, which was last amended and restated on December 14, 2017, with the Manager pursuant to which the Manager provides the day-to-day management of the Company's operations. The Management Agreement requires the Manager to manage the Company's business affairs in conformity with the policies and investment guidelines established by the Company's Board. The Manager provides its services under the supervision and direction of the Company's Board. The Manager is responsible for the selection, purchase and sale of the Company's portfolio investments, its financing activities and providing investment advisory services. The Manager and its affiliates also provides the Company with a Chief Financial Officer and a sufficient number of additional accounting, finance, tax and investor relations professionals. The Manager receives fees and is reimbursed for its expenses as follows:

•

A monthly base management fee equal to 1/12th of the amount of the Company's equity multiplied by 1.50%; provided, however that the base management fee was fixed at $937,500 per month for each of the 15 successive months beginning on October 1, 2017. Under the Management Agreement, ''equity'' is equal to the net proceeds from issuances of shares of capital stock (or the value of common shares upon the conversion of convertible securities), less offering-related costs, plus or minus the Company's retained earnings (excluding non-cash equity compensation incurred in current or prior periods) less all amounts the Company has paid for common stock and preferred stock repurchases. The calculation is adjusted for one-time events due to changes in GAAP, as well as other non-cash charges, upon approval of the Company's independent directors.

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

•	Reimbursement of out-of-pocket expenses and certain other costs incurred by the Manager and its affiliates that relate directly to the Company and its operations.
•

Reimbursement of the Manager's and its affiliates' expenses for (A) wages, salaries and benefits of the Company's Chief Financial Officer, (B) a portion of the wages, salaries and benefits of accounting, finance, tax and investor relations professionals, in proportion to such personnel's percentage of time allocated to its operations, and (C) personnel principally devoted to its ancillary operating subsidiaries.

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

(Back to Index)

(Back to Index)

EXANTAS CAPITAL CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

DECEMBER 31, 2018

•	if such shares are actively traded over-the-counter, at the average of the closing bid or sales price as applicable over the 30-day period ending three days prior to the issuance of such shares; and
•	if there is no active market for such shares, at the fair market value as reasonably determined in good faith by the Board of the Company.

The Management Agreement's current contract term ends on March 31, 2019 and the agreement provides for automatic one year renewals on such date and on each March 31 thereafter until terminated. The Company's Board reviews the Manager's performance annually. The Management Agreement may be terminated annually upon the affirmative vote of at least two-thirds of the Company's independent directors, or by the affirmative vote of the holders of at least a majority of the outstanding shares of its common stock, based upon unsatisfactory performance that is materially detrimental to the Company or a determination by its independent directors that the management fees payable to the Manager are not fair, subject to the Manager's right to prevent such a compensation termination by accepting a mutually acceptable reduction of management fees. The Company's Board must provide 180 days' prior notice of any such termination. If the Company terminates the Management Agreement, the Manager is entitled to a termination fee equal to four times the sum of the average annual base management fee and the average annual incentive compensation earned by the Manager during the two 12-month periods immediately preceding the date of termination, calculated as of the end of the most recently completed fiscal quarter before the date of termination.

The Company may also terminate the Management Agreement for cause with 30 days' prior written notice from its Board. No termination fee is payable in the event of a termination for cause. The Management Agreement defines cause as:

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

Relationship with C-III and certain of its Subsidiaries

Relationship with C-III and certain of its Subsidiaries. The Manager is a wholly-owned subsidiary of Resource America, which is a wholly-owned subsidiary of C-III, a leading CRE investment management and services company engaged in a broad range of activities, including primary and special loan servicing, loan origination, fund management, CDO management, principal investment, zoning due diligence, investment sales and multifamily property management. C-III is indirectly controlled and partially owned by Island Capital Group LLC ("Island Capital"), of which Andrew L. Farkas, the Company's Chairman, is the managing member. Mr. Farkas is also chairman and chief executive officer of C-III. In addition, Robert C. Lieber, the Company's Chief Executive Officer, is an executive managing director of both C-III and Island Capital. Matthew J. Stern, the Company's President, is an executive managing director of both C-III and Island Capital. Jeffrey P. Cohen, who is a member of the Company's Board, is president of C-III and president of Island Capital. These officers and the Company's other executive officers are also officers of the Company's Manager, Resource America, C-III and/or affiliates of those companies. At December 31, 2018, C-III was the beneficial owner of 766,718, or 2.4%, of the Company's outstanding common shares.
(Back to Index)

(Back to Index)

EXANTAS CAPITAL CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

DECEMBER 31, 2018

The Company has entered into a Management Agreement, amended and restated on December 14, 2017, with the Manager pursuant to which the Manager provides the day-to-day management of the Company's operations and receives substantial fees. For the years ended December 31, 2018, 2017 and 2016, the Manager earned base management fees of $11.3 million, $10.8 million and $12.4 million, respectively. No incentive management fees were earned for the years ended December 31, 2018 and 2016. For the year ended December 31, 2017, the Manager earned incentive management fees of $2.2 million, of which $1.6 million was paid in cash and approximately $539,000 was paid in common stock. At December 31, 2018 and 2017, $938,000 and $1.0 million, respectively, of base management fees were payable by the Company to the Manager. The Manager and its affiliates provide the Company with a Chief Financial Officer and a sufficient number of additional accounting, finance, tax and investor relations professionals. The Company reimburses the Manager's and its affiliates' expenses for (a) the wages, salaries and benefits of the Chief Financial Officer, (b) a portion of the wages, salaries and benefits of accounting, finance, tax and investor relations professionals, in proportion to such personnel's percentage of time allocated to the Company's operations, and (c) personnel principally devoted to the Company's ancillary operating subsidiaries. The Company reimburses out-of-pocket expenses and certain other costs incurred by the Manager and its affiliates that relate directly to the Company's operations. For the years ended December 31, 2018, 2017 and 2016, the Company reimbursed the Manager $5.0 million, $5.7 million and $5.0 million, respectively, for all such compensation and costs. At December 31, 2018 and 2017, the Company had payables to Resource America and its subsidiaries pursuant to the Management Agreement totaling approximately $333,000 and $629,000, respectively. The Company's base management fee payable and expense reimbursements payable are recorded in management fee payable and accounts payable and other liabilities on the consolidated balance sheets, respectively.

At December 31, 2018, the Company retained equity in five securitizations that were structured for the Company by the Manager, although three of the securitizations were substantially liquidated as of December 31, 2018. Under the Management Agreement, the Manager was not separately compensated by the Company for executing these transactions and is not separately compensated for managing the securitizations entities and their assets.

In May 2016, the Company entered into a letter agreement with Resource America pursuant to which the Company irrevocably waived its right to terminate the second amended and restated management agreement as a result of a "Change of Control" (as defined in the Management Agreement) resulting from the acquisition of Resource America by C-III. Upon consummation of that acquisition, Resource America paid a $1.5 million fee to the Company for the waiver, which was recorded in other income (expense) on the consolidated statements of operations for the year ended December 31, 2016.

Relationship with Resource Real Estate, LLC. Resource Real Estate, LLC ("Resource Real Estate"), an indirect wholly-owned subsidiary of Resource America and C-III, originates, finances and manages the Company's CRE loan portfolio. The Company reimburses Resource Real Estate for loan origination costs associated with all loans originated. At December 31, 2018 and 2017, the Company had net receivables from Resource Real Estate for loan deposits of $26,000 and $185,000, respectively.

Resource Real Estate served as special servicer for the following liquidated real estate securitization transactions, which provided financing for CRE loans: (i) Resource Capital Corp. CRE Notes 2013, Ltd. ("RCC CRE Notes 2013"), a $307.8 million securitization that closed in December 2013 and liquidated in December 2016; (ii) RCC 2014-CRE2, a $353.9 million securitization that closed in July 2014 and liquidated in August 2017; (iii) RCC 2015-CRE3, a $346.2 million securitization that closed in February 2015 and liquidated in August 2018; and (iv) RCC 2015-CRE4, a $312.9 million securitization that closed in August 2015 and liquidated in July 2018. Resource Real Estate serves as special servicer for RCC 2017-CRE5, a $376.7 million securitization that closed in July 2017. With respect to each specialty service mortgage loan, Resource Real Estate receives a special servicing fee, payable monthly and on an asset-by-asset basis, equal to the product of (a) the special servicing fee rate, 0.25% per annum, multiplied by (b) the outstanding principal balance of such specially serviced mortgage loan. Resource Real Estate did not earn any special servicing fees during the years ended December 31, 2018, 2017 and 2016.

Relationship with C3AM and C-III Commercial Mortgage LLC. C3AM serves as the primary servicer for RCC 2017-CRE5 and XAN 2018-RSO6, a $514.2 million securitization that closed in June 2018, and receives a servicing fee, payable monthly and on an asset-by-asset basis, equal to the product of (a) the servicing fee rate, 0.05% per annum, multiplied by (b) the outstanding principal balance of each mortgage loan. C3AM serves as special servicer for C40 and XAN 2018-RSO6, under which it receives a special servicing fee equal to the product of (a) the special servicing fee rate, 0.25% per annum, multiplied by (b) the outstanding principal balance of such specially serviced mortgage loan. During the years ended December 31, 2018 and 2017, C3AM earned approximately $321,000 and $96,000, respectively. C3AM earned no servicing fees during the year ended December 31, 2016. The Company had payables to C3AM of approximately $26,000 and $14,000 at December 31, 2018 and 2017, respectively.

In October 2017, C-III Commercial Mortgage LLC contributed loans to collateralize C40, amounting to 10.2% of the total collateral pool value to the securitization.

(Back to Index)

(Back to Index)

EXANTAS CAPITAL CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

DECEMBER 31, 2018

NOTE 16 - DISTRIBUTIONS

For the years ended December 31, 2018, 2017 and 2016, the Company declared and subsequently paid dividends of $0.475, $0.20 and $1.31 per common share, respectively.

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

The Company's 2019 dividends will be determined by the Company's Board, which will also consider the composition of any dividends declared, including the option of paying a portion in cash and the balance in additional shares of common stock.

(Back to Index)

(Back to Index)

EXANTAS CAPITAL CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

DECEMBER 31, 2018

The following tables present dividends declared (on a per share basis) for the years ended December 31, 2018, 2017 and 2016 and for the period from January 1, 2018 through March 26, 2018 with respect to the Company's Series B Preferred Stock:

	Common Stock
	Date Paid	Total Dividend Paid	Dividend Per Share
		(in thousands)
2018
March 31	April 27	$1,584	$0.05
June 30	July 27	$3,165	$0.10
September 30	October 26	$4,749	$0.15
December 31	January 25, 2019	$5,540	$0.175
2017
March 31	April 27	$1,568	$0.05
June 30	July 28	$1,567	$0.05
September 30	October 27	$1,566	$0.05
December 31	January 26, 2018	$1,572	$0.05
2016
March 31	April 28	$13,073	$0.42
June 30	July 28	$13,051	$0.42
September 30	October 28	$13,012	$0.42
December 31	January 27, 2017	$1,550	$0.05

	Series A Preferred Stock			Series B Preferred Stock			Series C Preferred Stock
	Date Paid	Total Dividend Paid	Dividend Per Share	Date Paid	Total Dividend Paid	Dividend Per Share	Date Paid	Total Dividend Paid	Dividend Per Share
		(in thousands)			(in thousands)			(in thousands)
2018
March 26	N/A	N/A	N/A	March 26	$1,480	$0.32083	N/A	N/A	N/A
March 31	N/A	N/A	N/A	N/A	N/A	N/A	April 30	$2,588	$0.539063
June 30	N/A	N/A	N/A	N/A	N/A	N/A	July 30	$2,588	$0.539063
September 30	N/A	N/A	N/A	N/A	N/A	N/A	October 30	$2,588	$0.539063
December 31	N/A	N/A	N/A	N/A	N/A	N/A	January 30, 2019	$2,588	$0.539063
2017
March 31	May 1	$568	$0.531250	May 1	$2,859	$0.515625	May 1	$2,588	$0.539063
June 30	July 31	$568	$0.531250	July 31	$2,859	$0.515625	July 31	$2,588	$0.539063
September 30	October 30	$568	$0.531250	October 30	$2,859	$0.515625	October 30	$2,588	$0.539063
December 31	January 30, 2018	$568	$0.531250	January 30, 2018	$2,859	$0.515625	January 30, 2018	$2,588	$0.539063
2016
March 31	May 2	$568	$0.531250	May 2	$2,859	$0.515625	May 2	$2,588	$0.539063
June 30	August 1	$568	$0.531250	August 1	$2,859	$0.515625	August 1	$2,588	$0.539063
September 30	October 31	$568	$0.531250	October 31	$2,859	$0.515625	October 31	$2,588	$0.539063
December 31	January 30, 2017	$568	$0.531250	January 30, 2017	$2,859	$0.515625	January 30, 2017	$2,588	$0.539063

(Back to Index)

(Back to Index)

EXANTAS CAPITAL CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

DECEMBER 31, 2018

NOTE 17 - FAIR VALUE OF FINANCIAL INSTRUMENTS

The following table presents the Company's financial instruments carried at fair value on a recurring basis based upon the fair value hierarchy (in thousands):

	Level 1	Level 2	Level 3	Total
At December 31, 2018:
Assets:
Investment securities available-for-sale	$—	$—	$418,998	$418,998
Derivatives	—	985	—	985
Total assets at fair value	$—	$985	$418,998	$419,983

Liabilities:
Derivatives	$—	$1,043	$—	$1,043
Total liabilities at fair value	$—	$1,043	$—	$1,043

At December 31, 2017:
Assets:
Investment securities available-for-sale	$—	$—	$211,737	$211,737
Derivatives	—	602	—	602
Total assets at fair value	$—	$602	$211,737	$212,339

Liabilities:
Derivatives	$—	$76	$—	$76
Total liabilities at fair value	$—	$76	$—	$76

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

The following table presents additional information about the Company's assets that are measured at fair value on a recurring basis for which the Company has utilized Level 3 inputs (in thousands):

	CMBS	ABS	Total
Balance, January 1, 2018	$211,579	$158	$211,737
Included in earnings	2,360	(217)	2,143
Purchases	242,342	—	242,342
Sales	(12,028)	(48)	(12,076)
Paydowns	(20,862)	—	(20,862)
Capitalized interest	—	7	7
Included in OCI	(4,393)	100	(4,293)
Balance, December 31, 2018	$418,998	$—	$418,998

The Company reclassified investment securities, trading and loans held for sale, measured at fair value utilizing Level 3 inputs, into other assets on its consolidated balance sheets that did not have any balances at December 31, 2018 and had balances of $178,000 and $13,000, respectively, at December 31, 2017.

(Back to Index)

(Back to Index)

EXANTAS CAPITAL CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

DECEMBER 31, 2018

The following table summarizes the Company's financial instruments measured at fair value on a nonrecurring basis based upon the fair value hierarchy (in thousands):

	Level 1	Level 2	Level 3	Total
At December 31, 2018:
Assets:
Legacy CRE loans held for sale	$—	$—	$17,000	$17,000
Total assets at fair value	$—	$—	$17,000	$17,000

Liabilities:
Pearlmark Mezz indemnification	$—	$—	$703	$703
Total liabilities at fair value	$—	$—	$703	$703

At December 31, 2017:
Assets:
Legacy CRE loans held for sale	$—	$—	$22,500	$22,500
Impaired loans	—	—	4,500	$4,500
Total assets at fair value	$—	$—	$27,000	$27,000

Liabilities:
Pearlmark Mezz indemnification	$—	$—	$703	$703
Total liabilities at fair value	$—	$—	$703	$703

Legacy CRE loans are measured at the lower of cost or fair value on a nonrecurring basis. To determine fair value of the legacy CRE loans, the Company primarily uses appraisals obtained from third-parties as a practical expedient. The Company may also use the present value of estimated cash flows, market price, if available, or other determinants of the fair value of the collateral less estimated disposition costs. During the years ended December 31, 2018 and 2017, losses of $7.2 million and $1.9 million, respectively, were recorded on one legacy CRE loan, which included protective advances to cover borrower operating losses of $1.7 million and $442,000, respectively, to adjust the loan to its adjusted appraised value, less estimated costs to repair the underlying collateral. There were no nonrecurring fair value losses on loans held for sale during the year ended December 31, 2016. The overall capitalization rate used in the updated analysis was 8.14% and 8.00% at December 31, 2018 and 2017, respectively.

Impaired loans consist of CRE loans for which an impairment analysis was conducted on a quarterly basis. For the Company's CRE loans for which there is no primary market, fair value may be determined based on the present value of estimated cash flows; or market price, if available; or on the fair value of the collateral less estimated disposition costs; and these loans are classified as Level 3. The capitalization and discount rates used in the appraisal of the underlying asset of the impaired loan were 9.00% and 11.00%, respectively, at December 31, 2017. There were no impaired loans at December 31, 2018.

There were no nonrecurring fair value losses for specifically impaired loans for the years ended December 31, 2018 and 2017. For the year ended December 31, 2016, there was $18.3 million of nonrecurring fair value losses for specifically impaired loans.

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

The fair values of the Company's loans held for investment are measured by discounting the expected future cash flows using the current interest rates at which similar loans would be made to borrowers with similar credit ratings and for the same remaining maturities. Fair values of loans with variable interest rates are expected to approximate fair value. Fair values of loans with fixed rates are calculated using the net present values of future cash flows, discounted at market rates. The Company's CRE loans have variable interest rates from 5.08% to 8.63% and 5.06% to 7.63% at December 31, 2018 and 2017, respectively.

The fair value of the Company's mezzanine loan is measured by discounting the expected cash flows using the future expected coupon rate. The Company's mezzanine loan is discounted at a rate of 10.63%.

(Back to Index)

(Back to Index)

EXANTAS CAPITAL CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

DECEMBER 31, 2018

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

The fair values of the Company's remaining financial instruments that are not reported at fair value on the consolidated balance sheets are reported in the following table (in thousands):

		Fair Value Measurements
	Carrying Value	Fair Value	Quoted Prices in Active Markets for Identical Assets of Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
At December 31, 2018:
Assets:
CRE whole loans held for investment	$1,527,712	$1,538,759	$—	$—	$1,538,759
CRE mezzanine loan	$4,700	$4,700	$—	$—	$4,700
CRE preferred equity investment	$19,555	$19,718	$—	$—	$19,718
Legacy CRE loans held for sale	$17,000	$17,000	$—	$—	$17,000

Liabilities:
Senior notes in CRE securitizations	$501,045	$498,897	$—	$—	$498,897
Junior subordinated notes	$51,548	$27,800	$—	$—	$27,800
Convertible senior notes	$151,190	$164,932	$—	$—	$164,932
Repurchase agreements	$850,440	$855,783	$—	$—	$855,783

At December 31, 2017:
Assets:
CRE whole loans held for investment	$1,284,822	$1,294,664	$—	$—	$1,294,664
Legacy CRE loans held for sale	$61,841	$62,841	$—	$—	$62,841

Liabilities:
Senior notes in CRE securitizations	$416,655	$420,084	$—	$—	$420,084
Junior subordinated notes	$51,548	$26,574	$—	$—	$26,574
Convertible senior notes	$217,365	$235,385	$—	$—	$235,385
Repurchase agreements	$477,917	$479,383	$—	$—	$479,383

(Back to Index)

(Back to Index)

EXANTAS CAPITAL CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

DECEMBER 31, 2018

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

At December 31, 2018 and 2017, the Company had 16 and seven, respectively, interest rate swap contracts outstanding whereby the Company paid a weighted average fixed rate of 2.54% and 2.08%, respectively, and received a variable rate equal to one-month LIBOR. The aggregate notional amount of these contracts was $81.1 million and $41.8 million at December 31, 2018 and 2017, respectively. The counterparty for the Company's designated interest rate hedge contracts at December 31, 2018 and 2017 was Wells Fargo.

At December 31, 2018 and 2017, the estimated fair value of the Company's assets related to interest rate swaps was $985,000 and $602,000, respectively. At December 31, 2018, the estimated fair value of the Company's liabilities related to interest rate swaps was $1.0 million. The Company had no interest rate swaps in a liability position at December 31, 2017. The Company had aggregate unrealized gains of $563,000 and $602,000 on the interest rate swaps at December 31, 2018 and 2017, respectively, which were recorded in accumulated other comprehensive income on the consolidated balance sheets.

At December 31, 2018, the Company had an unrealized gain of $621,000 attributable to two terminated interest rate swaps in accumulated other comprehensive income on the consolidated balance sheets, to be amortized into earnings over the remaining life of the remaining debt. The Company recognized interest expense of $22,000 into earnings during the year ended December 31, 2018.

In April 2016, an interest rate swap contract was terminated at the Company's request, resulting in an unrealized loss that was amortized into interest expense over the remaining life of the swap term. The Company recognized interest expense of $18,000 and $54,000 during the years ended December 31, 2017 and 2016, respectively, to fully amortize the accumulated other comprehensive loss on the terminated swap agreement.

During the years ended December 31, 2008, 2007 and 2006, the Company terminated 18 interest rate swaps. During the year ended December 31, 2016, the Company recognized expense of $39,000 into earnings related to the amortization of gains and losses on the 18 terminated swap contracts. These contracts were fully amortized at December 31, 2016.

(Back to Index)

(Back to Index)

EXANTAS CAPITAL CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

DECEMBER 31, 2018

The Company had a master netting agreement with Wells Fargo at December 31, 2018. Regulations promulgated under the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 mandate that the Company clear certain new interest rate swap transactions through a central counterparty. Transactions that are centrally cleared result in the Company facing a clearing house, rather than a swap dealer, as counterparty. Central clearing requires the Company to post collateral in the form of initial and variation margin to satisfy potential future obligations. At December 31, 2018 and 2017, the Company had centrally cleared interest rate swap contracts with a fair value in an asset position of $985,000 and $602,000, respectively. At December 31, 2018, the Company had centrally cleared interest rate swap contracts with a fair value in a liability position of $1.0 million. There were no centrally cleared interest rate swap contracts with a fair value in a liability position at December 31, 2017.

(Back to Index)

(Back to Index)

EXANTAS CAPITAL CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

DECEMBER 31, 2018

The following tables present the fair values of the Company's derivative instruments on the Company's consolidated balance sheets at December 31, 2018 and 2017 and the related effect of the derivative instruments on the consolidated statements of operations during the years ended December 31, 2018, 2017 and 2016:

Fair Value of Derivative Instruments (in thousands)

	Asset Derivatives
At December 31, 2018	Notional Amount	Consolidated Balance Sheets Location	Fair Value
Interest rate swap contracts, hedging (1)	$31,725	Derivatives, at fair value	$985

	Liability Derivatives
	Notional Amount	Consolidated Balance Sheets Location	Fair Value
Interest rate swap contracts, hedging (1)	$49,326	Derivatives, at fair value	$1,043
Interest rate swap contracts, hedging	$81,051	Accumulated other comprehensive income	$563

	Asset Derivatives
At December 31, 2017	Notional Amount	Consolidated Balance Sheets Location	Fair Value
Interest rate swap contracts, hedging (1)	$41,750	Derivatives, at fair value	$602

	Liability Derivatives
	Notional Amount	Consolidated Balance Sheets Location	Fair Value
Forward contracts - foreign currency, hedging (2)(3)	$3,602	Derivatives, at fair value	$76
Interest rate swap contracts, hedging	$41,750	Accumulated other comprehensive income	$602
(1)	Interest rate swap contracts are accounted for as cash flow hedges.
(2)	Foreign currency forward contracts are accounted for as fair value hedges.
(3)

Notional amount presented is translated on a currency converted basis. The base currency notional amount of the Company's foreign currency hedging forward contracts in a liability position was €3.0 million at December 31, 2017.

The Effect of Derivative Instruments on the Consolidated Statements of Operations (in thousands)

	Derivatives
Year Ended December 31, 2018	Consolidated Statements of Operations Location	Realized and Unrealized Gain (Loss) (1)
Interest rate swap contracts, hedging	Interest expense	$(169)

	Derivatives
Year Ended December 31, 2017	Consolidated Statements of Operations Location	Realized and Unrealized Gain (Loss) (1)
Interest rate swap contracts, hedging	Interest expense	$(130)
Forward contracts - foreign currency, hedging	Net realized and unrealized gain (loss) on investment securities available-for-sale and loans and derivatives	$(1,896)

	Derivatives
Year Ended December 31, 2016	Consolidated Statements of Operations Location	Realized and Unrealized Gain (Loss) (1)
Interest rate swap contracts, hedging	Interest expense	$(119)
Forward contracts - foreign currency, hedging	Net realized and unrealized gain (loss) on investment securities available-for-sale and loans and derivatives	$764
(1)	Negative values indicate a decrease to the associated consolidated statements of operations line items.

(Back to Index)

(Back to Index)

EXANTAS CAPITAL CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

DECEMBER 31, 2018

NOTE 19 - OFFSETTING OF FINANCIAL ASSETS AND LIABILITIES

The following table presents a summary of the Company's offsetting of derivative assets (in thousands, except amounts in the footnote):

	(i) Gross Amounts	(ii) Gross Amounts Offset on the	(iii) = (i) - (ii) Net Amounts of Assets Presented on the	(iv) Gross Amounts Not Offset on the Consolidated Balance Sheets
	of Recognized Assets	Consolidated Balance Sheets	Consolidated Balance Sheets	Financial Instruments	Cash Collateral Pledged	(v) = (iii) - (iv) Net Amount
At December 31, 2018:
Derivatives, at fair value	$985	$—	$985	$—	$—	$985
At December 31, 2017:
Derivatives, at fair value (1)	$602	$—	$602	$—	$—	$602
(1)	The Company posted cash margin of $1.9 million related to interest rate swap contracts outstanding at December 31, 2017.

The following table presents a summary of the Company's offsetting of financial liabilities and derivative liabilities (in thousands, except amounts in footnotes):

	(i) Gross Amounts	(ii) Gross Amounts Offset on the	(iii) = (i) - (ii) Net Amounts of Liabilities Presented on the	(iv) Gross Amounts Not Offset on the Consolidated Balance Sheets
	of Recognized Liabilities	Consolidated Balance Sheets	Consolidated Balance Sheets	Financial Instruments (1)	Cash Collateral Pledged	(v) = (iii) - (iv) Net Amount
At December 31, 2018:
Derivatives, at fair value (2)	$1,043	$—	$1,043	$—	$1,043	$—
Repurchase agreements and term facilities (3)	850,440	—	850,440	850,440	—	—
Total	$851,483	$—	$851,483	$850,440	$1,043	$—
At December 31, 2017:
Derivatives, at fair value	$76	$—	$76	$—	$—	$76
Repurchase agreements and term facilities (3)	477,917	—	477,917	477,917	—	—
Total	$477,993	$—	$477,993	$477,917	$—	$76
(1)	Amounts represent financial instruments pledged that are available to be offset against liability balances associated with term facilities, repurchase agreements and derivatives.
(2)	The Company posted cash margin of $2.3 million related to interest rate swap contracts outstanding at December 31, 2018.
(3)

The combined fair value of securities and loans pledged against the Company's various repurchase agreements and term facilities was $1.2 billion and $816.1 million at December 31, 2018 and 2017, respectively.

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

(Back to Index)

(Back to Index)

EXANTAS CAPITAL CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

DECEMBER 31, 2018

NOTE 20 - INCOME TAXES

The following table details the components of income taxes (in thousands):

	Years Ended December 31,
	2018	2017	2016
Income tax (benefit) expense:
Current:
Federal	$—	$994	$1,733
State	(316)	856	966
Total current	(316)	1,850	2,699
Deferred:
Federal	(27)	3,475	6,707
State	—	1,288	1,586
Total deferred	(27)	4,763	8,293
Total	$(343)	$6,613	$10,992

A reconciliation of the income tax expense (benefit) based upon the statutory tax rate to the effective income tax rate is as follows for the years presented (in thousands):

	Years Ended December 31,
	2018	2017	2016
Income tax (benefit) expense:
Statutory tax	$(220)	$9,301	$(1,103)
State and local taxes, net of federal benefit	(1,007)	1,415	1,005
Permanent adjustments	(3)	37	—
True-up of prior period tax expense	(4)	(2,010)	(256)
Valuation allowance	5,348	(2,203)	11,294
Tax reform	—	4,918	—
Tax reform - valuation allowance	—	(4,918)	—
Discontinued operations adjustment	(4,344)	—	—
Other items	(113)	73	52
Total	$(343)	$6,613	$10,992

(Back to Index)

(Back to Index)

EXANTAS CAPITAL CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

DECEMBER 31, 2018

The components of deferred tax assets and liabilities are as follows (in thousands):

	December 31,
	2018	2017
Deferred tax assets related to:
Federal, state and local loss carryforwards	$9,847	$2,261
Accrued expenses	106	393
Charitable contribution carryforward	13	—
Amortization of intangibles	406	416
Unrealized gains	1,721	1,702
Partnership investment	3,385	5,301
Total deferred tax assets	15,478	10,073
Valuation allowance	(15,285)	(9,927)
Total deferred tax assets, net of valuation allowance	$193	$146

Deferred tax liabilities related to:
Investment in securities	$(193)	$(89)
Depreciation	—	(57)
Total deferred tax liabilities	$(193)	$(146)

Deferred tax assets, net	$—	$—

At December 31, 2018 and 2017, excluding discontinued operations, the Company had $33.4 million and $4.8 million, respectively, of gross federal and $3.6 million and $1.6 million, respectively, of gross state and local net operating tax loss carryforwards, or $37.0 million and $6.4 million, respectively, (deferred tax asset of $9.8 million and $2.3 million, respectively) in total. Due to changes in management's focus regarding the non-core asset classes, the Company determined that it no longer expected to have sufficient forecasted taxable income to completely realize the tax benefits of the deferred tax assets at December 31, 2018 and 2017. Therefore, a gross valuation allowance of $58.4 million and $37.0 million (tax effected expense of $15.3 million and $9.9 million) has been recorded against the deferred tax asset at December 31, 2018 and 2017, respectively. Management will continue to assess its estimate of the amount of deferred tax assets that the Company will be able to utilize.

The Company is subject to examination by the Internal Revenue Service for calendar years including and subsequent to 2016, and is subject to examination by state and local jurisdictions for calendar years including and subsequent to 2014.

(Back to Index)

(Back to Index)

EXANTAS CAPITAL CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

DECEMBER 31, 2018

NOTE 21 - QUARTERLY RESULTS

The following is a presentation of the quarterly results of operations:

	March 31	June 30	September 30	December 31
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
	(in thousands, except per share data)
Year Ended December 31, 2018:
Interest income (1)	$25,957	$29,660	$31,836	$35,326
Interest expense (1)	14,384	16,159	17,322	19,751
Net interest income	$11,573	$13,501	$14,514	$15,575
Net (loss) income from continuing operations	$(137)	$9,189	$8,260	$9,994
Net income (loss) from discontinued operations	247	(450)	364	(40)
Net income	110	8,739	8,624	9,954
Net income allocated to preferred shares	(5,210)	(2,587)	(2,588)	(2,587)
Carrying value less than consideration paid for preferred shares	(7,482)	—	—	—
Net (loss) income allocable to common shares	$(12,582)	$6,152	$6,036	$7,367
Net (loss) income per common share from continuing operations - basic	$(0.41)	$0.21	$0.18	$0.24
Net income (loss) per common share from discontinued operations - basic	0.01	(0.01)	0.01	—
Total net (loss) income per common share - basic	$(0.40)	$0.20	$0.19	$0.24
Net (loss) income per common share from continuing operations - diluted	$(0.41)	$0.21	$0.18	$0.23
Net income (loss) per common share from discontinued operations - diluted	0.01	(0.01)	0.01	—
Total net (loss) income per common share - diluted	$(0.40)	$0.20	$0.19	$0.23

	March 31	June 30	September 30	December 31
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
	(in thousands, except per share data)
Year Ended December 31, 2017:
Interest income (1)	$25,471	$23,635	$23,983	$26,229
Interest expense (1)	14,254	14,347	13,853	15,203
Net interest income	$11,217	$9,288	$10,130	$11,026
Net income from continuing operations	$9,174	$12,568	$24,745	$970
Net loss from discontinued operations	(561)	(4,184)	(6,087)	(3,284)
Net income (loss)	8,613	8,384	18,658	(2,314)
Net income allocated to preferred shares	(6,014)	(6,015)	(6,014)	(6,014)
Carrying value in excess of consideration paid for preferred shares	—	—	—	(3,803)
Net loss allocable to non-controlling interest, net of taxes	101	95	—	—
Net income (loss) allocable to common shares	$2,700	$2,464	$12,644	$(12,131)
Net income (loss) per common share from continuing operations - basic	$0.11	$0.22	$0.61	$(0.28)
Net loss per common share from discontinued operations - basic	(0.02)	(0.14)	(0.20)	(0.11)
Total net income (loss) per common share - basic	$0.09	$0.08	$0.41	$(0.39)
Net income (loss) per common share from continuing operations - diluted	$0.11	$0.22	$0.61	$(0.28)
Net loss per common share from discontinued operations - diluted	(0.02)	(0.14)	(0.20)	(0.11)
Total net income (loss) per common share - diluted	$0.09	$0.08	$0.41	$(0.39)
(1)	Certain reclassifications have been made to the 2018 and 2017 consolidated financial statements, including the impact of discontinued operations.

(Back to Index)

(Back to Index)

EXANTAS CAPITAL CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

DECEMBER 31, 2018

NOTE 22 - COMMITMENTS AND CONTINGENCIES

The Company may become involved in litigation on various matters due to the nature of the Company's business activities. The resolution of these matters may result in adverse judgments, fines, penalties, injunctions and other relief against the Company as well as monetary payments or other agreements and obligations. In addition, the Company may enter into settlements on certain matters in order to avoid the additional costs of engaging in litigation. Except as discussed below, the Company is unaware of any contingencies arising from such litigation that would require accrual or disclosure in the consolidated financial statements at December 31, 2018.

Open Litigation Matters

Six separate shareholder derivative suits (the "New York State Actions") purporting to assert claims on behalf of the Company were filed in the Supreme Court of New York on the following dates: December 2015 (the "Reaves Action"), February 2017 (the "Caito Action"), March 2017 (the "Simpson Action"), March 2017 (the "Heckel Action"), May 2017 (the "Schwartz Action") and August 2017 (the "Greff Action"). Plaintiffs in the Schwartz Action and Greff Action made demands on the Company's Board before filing suit, but plaintiffs in the Reaves Action, Caito Action, Simpson Action and Heckel Action did not. All of the shareholder derivative suits are substantially similar and allege that certain of the Company's current and former officers and directors breached their fiduciary duties, wasted corporate assets and/or were unjustly enriched. Certain complaints assert additional claims against the Manager and Resource America for unjust enrichment based on allegations that the Manager received excessive management fees from the Company. In June 2017, the Court stayed the Reaves Action, Caito Action, Simpson Action and Heckel Action in favor of the federal shareholder derivative litigation described below. The Company's time to respond to the complaints in the Schwartz Action and Greff Action is presently stayed by stipulation of the parties. The Company believes that the plaintiffs in each of the New York State Actions lack standing to assert claims derivatively on its behalf, and it intends to seek the dismissal of any New York State Action as to which the stay is lifted.

Four separate shareholder derivative suits purporting to assert claims on behalf of the Company were filed in the United States District Court for the Southern District of New York (the "Court") on the following dates by shareholders who declined to make a demand on the Board prior to filing suit: January 2017 (the "Greenberg Action"), January 2017 (the "Canoles Action"), January 2017 (the "DeCaro Action") and April 2017 (the "Gehan Action"). In May 2017, the Court consolidated the Greenberg Action, Canoles Action, DeCaro Action and Gehan Action as the "Federal Demand Futile Actions" and, in July 2017, appointed lead counsel and directed that a consolidated complaint be filed. Following consolidation, the plaintiffs in the Canoles Action and Gehan Action voluntarily dismissed their suits. The consolidated complaint in the Federal Demand Futile Actions, filed in August 2017, alleged claims for breach of fiduciary duty, corporate waste, unjust enrichment, and violations of Section 14(a) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). In April 2018, the consolidated complaint in the Federal Demand Futile Actions was dismissed the plaintiffs thereafter filed an appeal.

Three additional shareholder derivative suits purporting to assert claims on behalf of the Company were filed in the Court on the following dates by shareholders who served demands on the Board to bring litigation and allege that their demands were wrongfully refused: February 2017 (the "McKinney Action"), March 2017 (the "Sherek/Speigel Action") and April 2017 (the "Sebenoler Action"). In May 2017, the Court consolidated the McKinney Action, Sherek/Speigel Action and Sebenoler Action as the "Federal Demand Refused Actions." A consolidated complaint was filed on June 30, 2017, alleging claims for breach of fiduciary duty, unjust enrichment, and violations of Section 14(a) of the Exchange Act. The consolidated complaint in the Federal Demand Refused Actions was dismissed in February 2018 but the plaintiffs thereafter filed an appeal.

In November 2018, following participation in a mediation program ordered by the appellate court, the parties to the Federal Demand Futile Actions and Federal Demand Refused Actions (collectively, the "Federal Actions") reached an agreement, in principle, to settle the Federal Actions, subject to a variety of terms and conditions including the execution of a settlement agreement and Court approval. Thereafter, in January 2019, the parties to the Federal Actions executed a stipulation and agreement of settlement (the "Settlement Agreement"). On March 7, 2019, the Court granted the parties' motion for an indicative ruling, holding that if the Federal Actions are remanded by the appellate court back to the district court, the Court would grant preliminary approval of the Settlement Agreement. It is expected that the Federal Actions will be remanded, and the Court will conduct settlement approval proceedings. Under the Settlement Agreement, if approved by the Court, the Company would implement certain corporate governance changes and pay $550,000 in plaintiffs' attorneys' fees to be funded by the Company's insurers and the defendants would receive a release from liability for certain claims, including all claims asserted in the Federal Actions. Among other terms and conditions, the Settlement Agreement provides that the defendants deny any and all allegations of wrongdoing and maintain that they have acted lawfully and in accordance with their fiduciary duties at all times. The Settlement Agreement further provides that the judgments dismissing the Federal Actions shall remain valid and binding unless reversed by an appellate court.

(Back to Index)

(Back to Index)

EXANTAS CAPITAL CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

DECEMBER 31, 2018

In August 2017, Robert Canoles filed a shareholder derivative suit in Maryland Circuit Court against certain of the Company's current and former officers and directors, as well as the Manager and Resource America (the "Canoles Action"). Mr. Canoles had previously filed his suit in the Court, but voluntarily dismissed that action after the Court declined to appoint his counsel as lead counsel in the Federal Demand Futile Actions. The complaint in the Canoles Action, as amended in October 2017, asserts a variety of claims, including claims for breach of fiduciary duty, unjust enrichment and corporate waste, which are based on allegations substantially similar to those at issue in the Federal Demand Futile Actions. The Canoles Action was stayed by the Maryland Circuit Court in favor of the federal shareholder litigation described above. The Company believes that Canoles lacks standing to assert claims derivatively on its behalf. In the event that the stay is lifted, the Company intends to seek the dismissal of the Canoles Action on that basis if the stay is lifted.

In September 2017, Michael Hafkey filed a shareholder derivative suit in the United States District Court for the District of Maryland against certain of the Company's former officers and directors and the Manager (the "Hafkey Action"). The complaint asserts a breach of fiduciary duty claim that is substantially similar to the claims at issue in the Federal Demand Refused Actions. Mr. Hafkey previously made a demand on the Board to investigate this claim, which was ultimately denied. The Hafkey Action was stayed by the Maryland District Court in favor of the Federal Actions described above. The Company believes that Hafkey lacks standing to assert claims derivatively on its behalf. In the event that the stay is lifted, the Company intends to seek the dismissal of the Hafkey Action.

In April 2018, the Company funded $2.0 million into escrow in connection with the proposed settlement of outstanding litigation, which was settled in August 2018. The Company did not have any general litigation reserve at December 31, 2018, and it had a $2.2 million general litigation reserve, including estimated legal costs, at December 31, 2017.

PCM is subject to litigation related to claims for repurchases or indemnifications on loans that PCM has sold to third parties. At December 31, 2018, no such litigation demand was outstanding. At December 31, 2017, such litigation demands totaled approximately $6.5 million. Reserves for such litigation demands are included in the reserve for mortgage repurchases and indemnifications that totaled $1.7 million and $5.7 million at December 31, 2018 and 2017, respectively. The reserves for mortgage repurchases and indemnifications are included in liabilities held for sale on the consolidated balance sheets.

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

The Company previously disclosed a securities litigation against the Company and certain of its current and former officers and directors titled Levin v. Resource Capital Corp. (the "Levin Action"). On February 5, 2018, the Company entered into a stipulation and agreement of settlement (the "Settlement Agreement"), which received final approval from the Court on August 3, 2018. The Settlement Agreement settled all claims asserted in the action on behalf of the certified class (the "Settlement"), which consisted, with specified exceptions, of all persons who purchased the Company's common stock, Series B Preferred Stock or Series C Preferred Stock between October 31, 2012 and August 5, 2015. Under the terms of the Settlement Agreement, a payment of $9.5 million was made to settle the litigation. The settlement payment was funded principally by insurance coverage, and the Company does not anticipate that the Settlement will have a material adverse impact on its financial condition. In exchange for the settlement consideration, the Company and the individual defendants in the Levin Action (and certain related parties) have been released from all claims that have been or could have been asserted in the case by class members (and certain related parties), excluding one holder of less than 500 shares who opted out of the Settlement. The terms of the Settlement and release of claims are described in greater detail in the Settlement Agreement filed with the Court and the Final Judgment and Order of Dismissal with Prejudice entered by the Court on August 3, 2018. The Settlement Agreement contains no admission of misconduct by the Company or any of the individual defendants and expressly acknowledges that the Company and the individual defendants deny all allegations of wrongdoing and maintain that it and they have at all times acted in good faith and in compliance with the law.

Other Contingencies

In May 2017, the Company received proceeds of $16.2 million from the sale of its equity interest in Pearlmark Mezz, an unconsolidated entity. As part of the sale of Pearlmark Mezz, the Company entered into an indemnification agreement pursuant to which the Company agreed to indemnify the purchaser against realized losses of up to $4.3 million on one mezzanine loan until its final maturity date in 2020. At December 31, 2018, the Company had a contingent liability, reported in accounts payable and other liabilities on its consolidated balance sheets, of $703,000 outstanding as a reserve for probable indemnification losses. The Company did not record any additional reserve for probable losses during the year ended December 31, 2018.

(Back to Index)

(Back to Index)

EXANTAS CAPITAL CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

DECEMBER 31, 2018

PCM is subject to additional claims for repurchases or indemnifications on loans that PCM has sold to investors. At December 31, 2018 and 2017, outstanding demands for indemnification, repurchase or make whole payments totaled $3.3 million and $3.3 million, respectively. The Company's estimated exposure for such outstanding claims, as well as unasserted claims, is included in its reserve for mortgage repurchases and indemnifications.

Unfunded Commitments

Unfunded commitments on the Company's originated CRE loans generally fall into two categories: (1) pre-approved capital improvement projects; and (2) new or additional construction costs subject, in each case, to the borrower meeting specified criteria. Upon completion of the improvements or construction, the Company would receive additional interest income on the advanced amount. Whole loans had $108.1 million and $84.1 million in unfunded loan commitments at December 31, 2018 and 2017, respectively.

NOTE 23 - DISCONTINUED OPERATIONS AND ASSETS AND LIABILITIES HELD FOR SALE

In November 2016, the Company received approval from its Board to execute the Plan to focus its strategy on CRE debt investments. The Plan contemplated disposing of certain legacy CRE loans and exiting underperforming non-core asset classes. Non-real estate businesses identified for sale were the residential mortgage and middle market lending segments as well as the Company's life settlement policy portfolio, Life Care Funding, LLC ("LCF"). The Company reclassified the operating results of the residential mortgage and middle market lending segments as discontinued operations and excluded from continuing operations for all periods presented. In addition, the Company transferred the assets and liabilities of LCF and non-performing legacy CRE loans to held for sale in the fourth quarter of 2016. As of December 31, 2018, the Company has disposed of substantially all of the non-CRE businesses identified for sale.

(Back to Index)

(Back to Index)

EXANTAS CAPITAL CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

DECEMBER 31, 2018

The following table summarizes the operating results of the residential mortgage and middle market lending segments' discontinued operations as reported separately as net income (loss) from discontinued operations, net of tax for the years ended December 31, 2018, 2017 and 2016 (in thousands):

	Years Ended December 31,
	2018	2017	2016
REVENUES
Interest income:
Loans	$580	$3,319	$25,325
Other	13	107	50
Total interest income	593	3,426	25,375
Interest expense	—	—	6,181
Net interest income	593	3,426	19,194
Gain on sale of residential mortgage loans	337	2,833	19,061
Fee income	70	3,507	1,221
Total revenues	1,000	9,766	39,476
OPERATING EXPENSES
Equity compensation	—	433	939
General and administrative	1,300	23,717	30,570
Depreciation and amortization	—	—	563
Provision for loan loss	—	—	12,989
Total operating expenses	1,300	24,150	45,061
	(300)	(14,384)	(5,585)
OTHER INCOME (EXPENSE)
Net realized and unrealized gain (loss) on investment securities available-for-sale and loans and derivatives	421	145	(11,850)
Fair value adjustments on financial assets held for sale	—	123	—
Total other income (expense)	421	268	(11,850)
INCOME (LOSS) FROM DISCONTINUED OPERATIONS BEFORE TAXES	121	(14,116)	(17,435)
Income tax expense	—	—	—
NET INCOME (LOSS) FROM DISCONTINUED OPERATIONS, NET OF TAXES	121	(14,116)	(17,435)
Loss from disposal of discontinued operations	—	—	(1,825)
TOTAL INCOME (LOSS) FROM DISCONTINUED OPERATIONS	$121	$(14,116)	$(19,260)

(Back to Index)

(Back to Index)

EXANTAS CAPITAL CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

DECEMBER 31, 2018

The assets and liabilities of business segments classified as discontinued operations and other assets and liabilities classified as held for sale are reported separately in the accompanying consolidated financial statements and are summarized as follows at December 31, 2018 and 2017 (in thousands, except amounts in footnotes):

	December 31,
	2018	2017
ASSETS
Restricted cash	$—	$138
Accrued interest receivable	—	67
Loans held for sale (1)	17,000	93,063
Other assets (2)	645	14,450
Total assets held for sale	$17,645	$107,718
LIABILITIES
Accounts payable and other liabilities	$1,820	$10,283
Management fee payable	—	56
Accrued interest payable	—	3
Total liabilities held for sale	$1,820	$10,342
(1)

Includes a directly originated middle market loan with a carrying value of $2.0 million at December 31, 2017. In July 2018 substantially all of the assets of the borrower were sold, resulting in $2.1 million of loan repayments.

(2)

Includes the Company's investment in life settlement contracts of $5.1 million at December 31, 2017. In 2018, substantially all of the life settlement contracts were sold or matured and there were no life settlement contracts remaining at December 31, 2018.

In 2018, the Company sold its remaining syndicated middle market loans and its remaining directly originated middle market loan paid off in excess of its carrying value as a result of which the Company recognized a $390,000 net realized gain for the year ended December 31, 2018.

The following table summarizes the loans held for sale in the residential mortgage and middle market lending segments as well as the non-performing legacy CRE loans transferred to held for sale in the fourth quarter of 2016. The loans held for sale are carried at the lower of cost or fair value (in thousands, except quantities and amounts in footnotes):

Loan Description	Number of Loans	Amortized Cost	Carrying Value
At December 31, 2018:
Legacy CRE loan (1)	1	$21,666	$17,000
Mezzanine loan (2)	1	—	—
Total loans held for sale	2	$21,666	$17,000
At December 31, 2017:
Legacy CRE loans (1)	5	$63,783	$61,841
Mezzanine loan (2)	1	—	—
Middle market loans (3)	5	41,199	29,308
Residential mortgage loans (4)(5)	14	1,914	1,914
Total loans held for sale	25	$106,896	$93,063
(1)	Two legacy CRE loans with amortized costs of $28.3 million were reclassified as CRE loans on the consolidated balance sheets at June 30, 2018 as the Company intends to hold these loans to maturity.
(2)

The mezzanine loan has a par value of $38.1 million and was acquired at a fair value of zero as a result of the liquidations of Resource Real Estate Funding CDO 2006-1, Ltd. in April 2016 and RREF CDO 2007-1 in November 2016. The mezzanine loan is comprised of two tranches, maturing in November 2018 and September 2021.

(3)

Includes a directly originated middle market loan with a fair value of $2.0 million at December 31, 2017. In July 2018, substantially all of the assets of the borrower were sold, resulting in $2.1 million of loan repayments. The loan's fair value was supported by a third party valuation market prepared at December 31, 2017.

(4)	The fair value option was elected for residential mortgage loans held for sale.
(5)

The Company's residential mortgage loan portfolio was comprised of both agency loans and non-agency jumbo loans. The fair values of the agency loan portfolio were generally classified as Level 2 in the fair value hierarchy, as those values were determined based on quoted market prices for similar assets or upon other observable inputs. The fair values of the jumbo loan portfolio were generally classified as Level 3 in the fair value hierarchy, as those values were generally based upon valuation techniques that utilize unobservable inputs that reflect the assumptions that a market participant would use in pricing those assets.

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

Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our Securities Exchange Act of 1934, as amended, reports is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and our Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, our management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and our management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

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

Management assessed the effectiveness of our internal control over financial reporting at December 31, 2018. In making this assessment, management used the criteria set forth in the 2013 version of the Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based upon this assessment, management concluded that our internal control over financial reporting is effective at December 31, 2018.

Our independent registered public accounting firm, Grant Thornton LLP, audited our internal control over financial reporting at December 31, 2018. Their report, dated March 8, 2019, expressed an unqualified opinion on our internal control over financial reporting. This report is included in this Item 9A.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended December 31, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

(Back to Index)

(Back to Index)

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders

Exantas Capital Corp.

Opinion on internal control over financial reporting

We have audited the internal control over financial reporting of Exantas Capital Corp. (a Maryland corporation) and subsidiaries (the "Company") as of December 31, 2018, based on criteria established in the 2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO"). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2018, based on criteria established in the 2013 Internal Control—Integrated Framework issued by COSO.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) ("PCAOB"), the consolidated financial statements of the Company as of and for the year ended December 31, 2018, and our report dated March 8, 2019 expressed an unqualified opinion on those financial statements.

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

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion

Definition and limitations of internal control over financial reporting

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

/s/ GRANT THORNTON LLP

Philadelphia, Pennsylvania

March 8, 2019

(Back to Index)

(Back to Index)

ITEM 9B.	OTHER INFORMATION

None.

(Back to Index)

(Back to Index)

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this item will be set forth in our definitive proxy statement with respect to our 2019 annual meeting of stockholders, to be filed on or before April 30, 2019 ("2019 Proxy Statement"), which is incorporated herein by this reference.

ITEM 11.	EXECUTIVE COMPENSATION

The information required by this item will be set forth in our 2019 Proxy Statement, which is incorporated herein by this reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this item will be set forth in our 2019 Proxy Statement, which is incorporated herein by this reference.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

The information required by this item will be set forth in our 2019 Proxy Statement, which is incorporated herein by this reference.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this item will be set forth in our 2019 Proxy Statement, which is incorporated herein by this reference.

(Back to Index)

(Back to Index)

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
(a)	The following documents are filed as part of this Annual Report on Form 10-K:
1.	Financial Statements

Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheets at December 31, 2018 and 2017

Consolidated Statements of Operations for the years ended December 31, 2018, 2017 and 2016

Consolidated Statements of Changes in Stockholders' Equity for years ended December 31, 2018, 2017 and 2016

Consolidated Statements of Cash Flows for the years ended December 31, 2018, 2017 and 2016

Notes to Consolidated Financial Statements

2.	Financial Statement Schedules
3.	Exhibits

Exhibit No.	Description
2.1	Asset Purchase Agreement, dated June 6, 2017, by and among Stearns Lending, LLC, Primary Capital Mortgage, LLC, and Resource Capital Corp. (33)
3.1(a)	Amended and Restated Articles of Incorporation of Resource Capital Corp. (1)
3.1(b)	Articles of Amendment to Restated Certificate of Incorporation of Resource Capital Corp. (28)
3.1(c)	Articles Supplementary 8.50% Series A Cumulative Redeemable Preferred Stock. (16)
3.1(d)	Articles Supplementary 8.50% Series A Cumulative Redeemable Preferred Stock. (17)
3.1(e)	Articles Supplementary 8.25% Series B Cumulative Redeemable Preferred Stock. (18)
3.1(f)	Articles Supplementary 8.50% Series A Cumulative Redeemable Preferred Stock. (22)
3.1(g)	Articles Supplementary 8.625% Fixed-to-Floating Series C Cumulative Redeemable Preferred Stock. (9)
3.1(h)	Articles of Amendment, effective May 25, 2018. (40)
3.2	Second Amended and Restated Bylaws of Exantas Capital Corp. (40)
4.1(a)	Form of Certificate for Common Stock for Resource Capital Corp. (1)
4.1(b)	Form of Certificate for 8.50% Series A Cumulative Redeemable Preferred Stock. (13)
4.1(c)	Form of Certificate for 8.25% Series B Cumulative Redeemable Preferred Stock. (18)
4.1(d)	Form of Certificate for 8.625% Fixed-to-Floating Series C Cumulative Redeemable Preferred Stock. (9)
4.2(a)	Junior Subordinated Indenture between Resource Capital Corp. and Wells Fargo Bank, N.A., dated May 25, 2006. (2)
4.2(b)	Amendment to Junior Subordinated Indenture and Junior Subordinated Note due 2036 between Resource Capital Corp. and Wells Fargo Bank, N.A., dated October 26, 2009 and effective September 30, 2009. (6)
4.3(a)	Amended and Restated Trust Agreement among Resource Capital Corp., Wells Fargo Bank, N.A., Wells Fargo Delaware Trust Company and the Administrative Trustees named therein, dated May 25, 2006. (2)
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
4.8(f)

Third Supplemental Indenture, dated August 16, 2017, between Resource Capital Corp. and Wells Fargo Bank, National Association, as Trustee (including the form of 4.50% Convertible Senior Notes due 2022). (35)

4.8(g)	Form of 4.50% Convertible Senior Notes due 2022 (included in Exhibit 4.8(f)).
10.1	Third Amended and Restated Management Agreement between Resource Capital Corp., Resource Capital Manager, Inc. and Resource America, Inc. dated as of December 4, 2017. (37)
10.2(a)	2005 Stock Incentive Plan. (1)
10.2(b)	Form of Stock Award Agreement. (8)
10.2(c)	Form of Stock Option Agreement. (8)
10.3(a)	Amended and Restated Omnibus Equity Compensation Plan. (7)
10.3(b)	Form of Stock Award Agreement. (26)
10.3(c)	Form of Stock Award Agreement (for employees with Resource America, Inc. employment agreements). (26)
10.4	Services Agreement between Resource Capital Asset Management, LLC and Apidos Capital Management, LLC, dated February 24, 2011. (11)
10.5

Membership Interest Purchase Agreement, dated as of August 1, 2016, by and among CVC Credit Partners U.S. Lending I, L.P., Coller International Partners VII, L.P. Coller International Partners VII Parallel Fund, L.P. and Coller International Partners VII Luxemburg, SLP (solely with respect to Section 6.7 thereof), NEW NP, LLC, and Resource Capital Corp. (solely with respect to Section 6.8 thereof). (31)

10.6	Form of Indemnification Agreement. (34)
10.7	Exchange Agreement, dated August 10, 2017, by and between Resource Capital Corp., Oaktree Real Estate Debt Holdings Ltd., INVESTIN PRO RED HOLDINGS, LLC, and Oaktree TSE-16 Real Estate Debt, LLC. (35)
21.1	List of Subsidiaries of Resource Capital Corp.
23.1	Consent of Grant Thornton LLP.
31.1	Rule 13a-14(a)/Rule 15d-14(a) Certification of Chief Executive Officer.
31.2	Rule 13a-14(a)/Rule 15d-14(a) Certification of Chief Financial Officer.
32.1	Certification Pursuant to 18 U.S.C. Section 1350.
32.2	Certification Pursuant to 18 U.S.C. Section 1350.
99.1(a)

Amended and Restated Master Repurchase and Securities Contract by and between RCC Real Estate SPE 4, LLC, as Seller, and Wells Fargo Bank, National Association, as Buyer, dated as of July 19, 2018. (12)

99.1(b)	Amended and Restated Guaranty Agreement made by Exantas Capital Corp., as guarantor, and Wells Fargo Bank, National Association, dated as of July 19, 2018 (12)
99.2(a)	Master Repurchase and Securities Contract Agreement between RCC Real Estate 6, LLC and Morgan Stanley Bank, NA, dated as of September 10, 2015. (29)
99.2(b)	Second Amendment to Master Repurchase and Securities Contract Agreement between RCC Real Estate 6, LLC and Morgan Stanley Bank, N.A. dated as of September 10, 2018. (42)
99.2(c)	Guaranty dated as of September 10, 2015, made by Resource Capital Corp., as guarantor, in favor of Morgan Stanley Bank, N.A. (29)
99.3(a)	Master Repurchase Agreement between RCC Real Estate SPE 7, LLC and Barclays Bank PLC, dated as of April 10, 2018. (39)
99.3(b)	Guaranty dated as of April 10, 2018, made by Resource Capital Corp., as guarantor, in favor of Barclays Bank PLC. (39)
99.4(a)	Master Repurchase Agreement for $250,000,000 between RCC Real Estate SPE 8, LLC, as Seller, and JPMorgan Chase Bank, National Association, as Buyer, dated October 26, 2018. (41)

99.4(b)	Guarantee made by Exantas Capital Corp., as guarantor, in favor of JPMorgan Chase Bank, National Association, dated October 26, 2018. (41)
99.6	Federal Income Tax Consequences of our Qualification as a REIT.
101	Interactive Data Files.

(1)	Filed previously as an exhibit to the Company's registration statement on Form S-11, Registration No. 333-126517.
(2)	Filed previously as an exhibit to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2006.
(3)	Filed previously as an exhibit to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2006.
(4)	Filed previously as an exhibit to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2013.
(5)	Filed previously as an exhibit to the Company's Current Report on Form 8-K filed on June 26, 2014.
(6)	Filed previously as an exhibit to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2009.
(7)	Filed previously as an exhibit to the Company's Proxy Statement filed on April 16, 2014.
(8)	Filed previously as an exhibit to the Company's Registration Statement on Form S-11 (File No. 333-132836).
(Back to Index)

(Back to Index)

(9)	Filed previously as an exhibit to the Company's Registration Statement on Form 8-A filed on June 9, 2014.
(10)	Filed previously as an exhibit to the Company's Annual Report on Form 10-K for the year ended December 31, 2010.
(11)	Filed previously as an exhibit to the Company's Current Report on Form 8-K filed on March 2, 2011.
(12)	Filed previously as an exhibit to the Company's Current Report on Form 8-K filed on February 4, 2014.
(13)	Filed previously as an exhibit to the Company's Annual Report on Form 10-K for the year ended December 31, 2012 filed on March 18, 2013.
(14)	Filed previously as an exhibit to the Company's Current Report on Form 8-K filed on March 2, 2012.
(15)	Filed previously as an exhibit to the Company's Current Report on Form 8-K filed on June 13, 2012.
(16)	Filed previously as an exhibit to the Company's registration statement on Form 8-A filed on June 8, 2012.
(17)	Filed previously as an exhibit to the Company's Current Report on Form 8-K filed on June 29, 2012.
(18)	Filed previously as an exhibit to the Company's Registration Statement on Form 8-A filed on September 28, 2012.
(19)	Filed previously as an exhibit to the Company's Current Report on Form 8-K filed on September 23, 2014.
(20)	Filed previously as an exhibit to the Company's Current Report on Form 8-K filed on January 13, 2015.
(21)	Filed previously as an exhibit to the Company's Current Report on Form 8-K filed on October 1, 2012.
(22)	Filed previously as an exhibit to the Company Current Report on Form 8-K filed on November 20, 2012.
(23)	Filed previously as an exhibit to the Company's Current Report on Form 8-K filed on April 8, 2013.
(24)	Filed previously as an exhibit to the Company's Current Report on Form 8-K filed on July 25, 2013.
(25)	Filed previously as an exhibit to the Company's Current Report on Form 8-K filed on October 21, 2013.
(26)	Filed previously as an exhibit to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2014.
(27)	Filed previously as an exhibit to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2015.
(28)	Filed previously as an exhibit to the Company's Current Report on Form 8-K filed on September 1, 2015.
(29)	Filed previously as an exhibit to the Company's Current Report on Form 8-K filed on September 16, 2015.
(30)	Filed previously as an exhibit to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2016.
(31)	Filed previously as an exhibit to the Company's Current Report on Form 8-K filed on August 5, 2016.
(32)	Filed previously as an exhibit to the Company's Annual Report on Form 10-K for the year ended December 31, 2016.
(33)	Filed previously as an exhibit to the Company's Current Report on Form 8-K filed on June 8, 2017.
(34)	Filed previously as an exhibit to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2017.
(35)	Filed previously as an exhibit to the Company's Current Report on Form 8-K filed on August 16, 2017.
(36)	Filed previously as an exhibit to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2016.
(37)	Filed previously as an exhibit to the Company's Current Report on Form 8-K filed on December 18, 2017.
(38)	Filed previously as an exhibit to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2017.
(39)	Filed previously as an exhibit to the Company's Current Report on Form 8-K filed on April 12, 2018.
(40)	Filed previously as an exhibit to the Company's Current Report on Form 8-K filed on May 25, 2018.
(41)	Filed previously as an exhibit to the Company's Current Report on Form 8-K filed on October 30, 2018.
(42)	Filed previously as an exhibit to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2018.

ITEM 16.	FORM 10-K SUMMARY

None.

(Back to Index)

(Back to Index)

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

EXANTAS CAPITAL CORP.

March 8, 2019	By:	/s/ Robert C. Lieber
Robert C. Lieber
Chief Executive Officer

(Back to Index)

(Back to Index)

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Andrew L. Farkas	Chairman of the Board	March 8, 2019
ANDREW L. FARKAS

/s/ Robert C. Lieber	Chief Executive Officer	March 8, 2019
ROBERT C. LIEBER	(Principal Executive Officer)

/s/ Walter T. Beach	Director	March 8, 2019
WALTER T. BEACH

/s/ Jeffrey P. Cohen	Director	March 8, 2019
JEFFREY P. COHEN

/s/ William B. Hart	Director	March 8, 2019
WILLIAM B. HART

/s/ Gary Ickowicz	Director	March 8, 2019
GARY ICKOWICZ

/s/ Steven J. Kessler	Director	March 8, 2019
STEVEN J. KESSLER

/s/ Murray S. Levin	Director	March 8, 2019
MURRAY S. LEVIN

/s/ P. Sherrill Neff	Director	March 8, 2019
P. SHERRILL NEFF

/s/ Henry R. Silverman	Director	March 8, 2019
HENRY R. SILVERMAN

/s/ Stephanie H. Wiggins	Director	March 8, 2019
STEPHANIE H. WIGGINS

/s/ David J. Bryant	Senior Vice President	March 8, 2019
DAVID J. BRYANT	Chief Financial Officer and Treasurer
(Principal Financial Officer)

/s/ Eldron C. Blackwell	Vice President	March 8, 2019
ELDRON C. BLACKWELL	Chief Accounting Officer
(Principal Accounting Officer)

(Back to Index)

(Back to Index)

SCHEDULE II

Exantas Capital Corp.

Valuation and Qualifying Accounts

(in thousands)

	Balance at Beginning of Period	Charge to Expense	Loans Charged off/Recovered	Deconsolidation of VIEs	Transfer to Loans Held For Sale	Balance at End of Period
Allowance for loan and lease loss:
Year ended December 31, 2018	$5,328	$(1,595)	$(2,332)	$—	$—	$1,401
Year ended December 31, 2017	$3,829	$1,499	$—	$—	$—	$5,328
Year ended December 31, 2016	$41,839	$18,167	$—	$(40,414)	$(15,763)	$3,829

(Back to Index)

(Back to Index)

SCHEDULE IV

Exantas Capital Corp.

Mortgage Loans on Real Estate

At December 31, 2018

(in thousands, except amount in footnotes)

Type of Loan/ Borrower	Description / Location	Interest Payment Rates	Maturity Date (1)	Periodic Payment Terms (2)	Prior Liens	Face Amount of Loans	Net Carrying Amount of Loans(3)	Principal Amount of Loans Subject to Delinquent Principal or Interest
CRE whole loans:
CRE whole loans in excess of 3% of the carrying amount of total loans
Borrower A	Hotel/Phoenix, AZ	LIBOR + 3.75% FLOOR 1.92%	2021	I/O	—	56,470	55,917	—
CRE whole loans less than 3% of the carrying amount of total loans
CRE whole loan	Multifamily/ Various	LIBOR + 2.70% - 5.30% FLOOR 0.20% - 2.25%	2019-2021	I/O	—	973,062	966,921	—
CRE whole loan	Office/ Various	LIBOR + 2.82% - 5.50% FLOOR 0.20% - 2.25%	2019-2022	I/O	—	204,443	203,393	—
CRE whole loan	Hotel/ Various	LIBOR + 4.05% - 6.25% FLOOR 0.75% - 2.05%	2019-2021	I/O	—	121,875	121,172	—
CRE whole loan (4)	Retail/ Various	LIBOR + 3.25% - 5.65% FLOOR 0.15% - 2.15%	2019-2021	I/O	—	105,230	104,629	11,516
CRE whole loan	Other/ Various	LIBOR + 3.50% - 5.75% FLOOR 0.45% - 2.25%	2019-2022	I/O	—	77,679	77,081	—

Total CRE whole loans						1,538,759	1,529,113	11,516

Legacy CRE loans:
Legacy CRE loans less than 3% of the carrying amount of total loans (5)						21,666	17,000	21,666
Total legacy CRE loans						21,666	17,000	21,666

Mezzanine loans:
Mezzanine loans less than 3% of the carrying amount of total loans						42,772	4,700	38,072
Total mezzanine loans						42,772	4,700	38,072

Preferred equity:
Preferred Equity less than 3% of the carrying amount of total loans						19,718	19,555	—
Total preferred equity						19,718	19,555	—

General allowance for loan and lease loss							(1,401)

Total loans						$1,622,915	$1,568,967	$71,254

(1)	Maturity dates exclude extension options that may be available to borrower.
(2)	I/O = interest only
(3)	The net carrying amount of loans includes an allowance for loan loss of $1.4 million at December 31, 2018, all allocated to CRE whole loans.
(4)	Includes one loan in forbearance at December 31, 2018.
(5)	Includes one loan in default at December 31, 2018.

(Back to Index)

(Back to Index)

The following table reconciles our CRE loans carrying amounts for the periods indicated (in thousands):

	Years Ended December 31,
	2018	2017	2016
Balance at beginning of year	$1,346,663	$1,444,456	$1,650,268
Additions during the period:
New loan originations funded	780,556	528,865	173,008
Funding of existing loan commitments	51,365	31,563	67,219
Origination fee amortization	5,537	4,813	5,979
Protective advances on legacy CRE loans held for sale	1,724	442	—
Recovery of (provision for) loan and lease losses, net	1,595	(1,499)	(18,168)
Settled loans held for sale fair value adjustments	1,000	12,655	—
Capitalized interest	518	—	—

Deductions during the period:
Payoff and paydown of loans	(592,438)	(559,438)	(356,526)
Loans held for sale payoffs	(12,000)	(107,492)	—
Capitalized origination fees	(8,329)	(5,760)	(1,967)
Loans held for sale fair value adjustments	(7,224)	(1,942)	—
Deconsolidation	—	—	(231,354)
Acquisition of loans from the liquidations of collateralized debt obligations	—	—	155,997
Balance at end of year	$1,568,967	$1,346,663	$1,444,456

(Back to Index)