Form 10-Q
period 2019-03-31
Exantas Capital Corp.
filed 2019-05-09
CIK 1332551

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2019

OR

☐TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  ☐ Yes ☑ No

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Trading Symbol(s)	Name of Each Exchange on Which Registered
Common Stock, $0.001 par value	XAN	New York Stock Exchange
8.625% Fixed-to-Floating Series C Cumulative Redeemable Preferred Stock	XANPrC	New York Stock Exchange

The number of outstanding shares of the registrant's common stock on May 3, 2019 was 31,862,660 shares.

(Back to Index)

EXANTAS CAPITAL CORP. AND SUBSIDIARIES

INDEX TO QUARTERLY REPORT

ON FORM 10-Q

(Back to Index)

(Back to Index)

PART I

ITEM 1.	FINANCIAL STATEMENTS

EXANTAS CAPITAL CORP. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share data)

	March 31, 2019	December 31, 2018
	(unaudited)
ASSETS (1)
Cash and cash equivalents	$55,660	$82,816
Restricted cash	7,485	12,658
Accrued interest receivable	8,455	8,198
CRE loans, net of allowances of $2,427 and $1,401	1,661,080	1,551,967
Investment securities available-for-sale	440,880	418,998
Principal paydowns receivable	—	32,083
Investments in unconsolidated entities	1,548	1,548
Derivatives, at fair value	243	985
Other assets	4,463	4,015
Assets held for sale (amounts include $17,000 and $17,000 of legacy CRE loans held for sale in continuing operations, see Note 20)	17,646	17,645
Total assets	$2,197,460	$2,130,913
LIABILITIES (2)
Accounts payable and other liabilities	$4,370	$7,550
Management fee payable	698	938
Accrued interest payable	2,217	4,224
Borrowings	1,620,441	1,554,223
Distributions payable	8,098	7,265
Derivatives, at fair value	1,994	1,043
Accrued tax liability	—	31
Liabilities held for sale (see Note 20)	1,819	1,820
Total liabilities	1,639,637	1,577,094
STOCKHOLDERS' EQUITY
Preferred stock, par value $0.001: 10,000,000 shares authorized 8.625% Fixed-to-Floating Series C Cumulative Redeemable Preferred Stock, liquidation preference $25.00 per share; 4,800,000 and 4,800,000 shares issued and outstanding	5	5
Common stock, par value $0.001: 125,000,000 shares authorized; 31,867,106 and 31,657,499 shares issued and outstanding (including 430,986 and 422,671 unvested restricted shares)	32	32
Additional paid-in capital	1,083,360	1,082,677
Accumulated other comprehensive income (loss)	1,092	(3,057)
Distributions in excess of earnings	(526,666)	(525,838)
Total stockholders' equity	557,823	553,819
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$2,197,460	$2,130,913

The accompanying notes are an integral part of these statements

(Back to Index)

(Back to Index)

EXANTAS CAPITAL CORP. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS - (Continued)

(in thousands, except share and per share data)

	March 31, 2019	December 31, 2018
	(unaudited)
(1) Assets of consolidated variable interest entities ("VIEs") included in total assets above:
Restricted cash	$1,334	$6,189
Accrued interest receivable	3,258	3,548
CRE loans, pledged as collateral and net of allowances of $763 and $763	686,681	700,223
Principal paydowns receivable	—	31,914
Other assets	34	157
Total assets of consolidated VIEs	$691,307	$742,031
(2) Liabilities of consolidated VIEs included in total liabilities above:
Accounts payable and other liabilities	$102	$75
Accrued interest payable	743	709
Borrowings	451,708	501,045
Total liabilities of consolidated VIEs	$452,553	$501,829

The accompanying notes are an integral part of these statements

(Back to Index)

(Back to Index)

EXANTAS CAPITAL CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except share and per share data)

(unaudited)

	For the Three Months Ended
	March 31,
	2019	2018
REVENUES
Interest income:
CRE loans	$27,343	$22,383
Securities	6,375	3,456
Other	214	118
Total interest income	33,932	25,957
Interest expense	19,395	14,384
Net interest income	14,537	11,573
Other revenue (expense)	26	(95)
Total revenues	14,563	11,478
OPERATING EXPENSES
Management fees	2,083	2,813
Equity compensation	683	967
General and administrative	2,577	3,060
Depreciation and amortization	24	13
Provision for (recovery of) loan losses, net	1,025	(799)
Total operating expenses	6,392	6,054

	8,171	5,424
OTHER INCOME (EXPENSE)
Equity in losses of unconsolidated entities	—	(292)
Net realized and unrealized loss on investment securities available-for-sale and loans and derivatives	—	(642)
Net realized and unrealized loss on investment securities, trading	—	(5)
Fair value adjustments on financial assets held for sale	(102)	(4,665)
Other income	101	11
Total other expense	(1)	(5,593)

INCOME (LOSS) FROM CONTINUING OPERATIONS BEFORE TAXES	8,170	(169)
Income tax benefit	—	32
NET INCOME (LOSS) FROM CONTINUING OPERATIONS	8,170	(137)
NET (LOSS) INCOME FROM DISCONTINUED OPERATIONS, NET OF TAX	(37)	247
NET INCOME	8,133	110
Net income allocated to preferred shares	(2,588)	(5,210)
Consideration paid in excess of carrying value of preferred shares	—	(7,482)
NET INCOME (LOSS) ALLOCABLE TO COMMON SHARES	$5,545	$(12,582)
NET INCOME (LOSS) PER COMMON SHARE - BASIC:
CONTINUING OPERATIONS	$0.18	$(0.41)
DISCONTINUED OPERATIONS	—	0.01
TOTAL NET INCOME (LOSS) PER COMMON SHARE - BASIC	$0.18	$(0.40)
NET INCOME (LOSS) PER COMMON SHARE - DILUTED:
CONTINUING OPERATIONS	$0.18	$(0.41)
DISCONTINUED OPERATIONS	—	0.01
TOTAL NET INCOME (LOSS) PER COMMON SHARE - DILUTED	$0.18	$(0.40)
WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING - BASIC	31,379,253	31,111,315
WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING - DILUTED	31,531,286	31,111,315

The accompanying notes are an integral part of these statements

(Back to Index)

(Back to Index)

EXANTAS CAPITAL CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(in thousands)

(unaudited)

	For the Three Months Ended
	March 31,
	2019	2018
Net income	$8,133	$110
Other comprehensive income (loss):
Reclassification adjustments for realized losses on investment securities available-for-sale included in net income	—	217
Unrealized gains (losses) on investment securities available-for-sale, net	5,865	(1,509)
Reclassification adjustments associated with unrealized gains from interest rate hedges included in net income	(23)	—
Unrealized (losses) gains on derivatives, net	(1,693)	1,149
Total other comprehensive income (loss)	4,149	(143)
Comprehensive income before allocation to preferred shares	12,282	(33)
Net income allocated to preferred shares	(2,588)	(5,210)
Consideration paid in excess of carrying value of preferred shares	—	(7,482)
Comprehensive income (loss) allocable to common shares	$9,694	$(12,725)

The accompanying notes are an integral part of these statements

(Back to Index)

(Back to Index)

EXANTAS CAPITAL CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

FOR THE THREE MONTHS ENDED MARCH 31, 2019 AND 2018

(in thousands, except share data)

(unaudited)

	Common Stock		Series B Preferred	Series C Preferred	Additional Paid-In	Accumulated Other Comprehensive	Retained	Distributions in Excess of	Total Stockholders'
	Shares	Amount	Stock	Stock	Capital	Income (Loss)	Earnings	Earnings	Equity
Balance, January 1, 2018	31,429,892	$31	$5	$5	$1,187,911	$1,297	$—	$(517,773)	$671,476
Stock-based compensation	229,384	1	—	—	—	—	—	—	1
Amortization of stock-based compensation	—	—	—	—	967	—	—	—	967
Retirement of common stock	(7,134)	—	—	—	(70)	—	—	—	(70)
Forfeiture of unvested stock	(1,725)	—	—	—	—	—	—	—	—
Net income	—	—	—	—	—	—	110	—	110
Distributions on preferred stock	—	—	—	—	—	—	(5,210)	—	(5,210)
Preferred stock redemption	—	—	(5)	—	(107,881)	—	(7,482)	—	(115,368)
Securities available-for-sale, fair value adjustment, net	—	—	—	—	—	(1,292)	—	—	(1,292)
Designated derivatives, fair value adjustment	—	—	—	—	—	1,149	—	—	1,149
Distributions on common stock	—	—	—	—	—	—	12,582	(14,166)	(1,584)
Balance, March 31, 2018	31,650,417	$32	$—	$5	$1,080,927	$1,154	$—	$(531,939)	$550,179

Balance, January 1, 2019	31,657,499	$32	$—	$5	$1,082,677	$(3,057)	$—	$(525,838)	$553,819
Stock-based compensation	213,614	—	—	—	—	—	—	—	—
Amortization of stock-based compensation	—	—	—	—	683	—	—	—	683
Forfeiture of unvested stock	(4,007)	—	—	—	—	—	—	—	—
Net income	—	—	—	—	—	—	8,133	—	8,133
Distributions on preferred stock	—	—	—	—	—	—	(2,588)	—	(2,588)
Securities available-for-sale, fair value adjustment, net	—	—	—	—	—	5,865	—	—	5,865
Designated derivatives, fair value adjustment	—	—	—	—	—	(1,716)	—	—	(1,716)
Distributions on common stock	—	—	—	—	—	—	(5,545)	(828)	(6,373)
Balance, March 31, 2019	31,867,106	$32	$—	$5	$1,083,360	$1,092	$—	$(526,666)	$557,823

The accompanying notes are an integral part of these statements

(Back to Index)

(Back to Index)

EXANTAS CAPITAL CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	For the Three Months Ended
	March 31,
	2019	2018
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$8,133	$110
Net loss (income) from discontinued operations, net of tax	37	(247)
Net income (loss) from continuing operations	8,170	(137)
Adjustments to reconcile net income (loss) from continuing operations to net cash provided by continuing operating activities:
Provision for (recovery of) loan losses, net	1,025	(799)
Depreciation, amortization and accretion	446	916
Amortization of stock-based compensation	683	967
Sale of and principal payments on syndicated corporate loans held for sale	—	41
Sale of investment securities, trading	—	11
Net realized and unrealized loss on investment securities, trading	—	5
Net realized and unrealized loss on investment securities available-for-sale and loans and derivatives	—	642
Fair value adjustments on financial assets held for sale	102	4,665
Equity in losses of unconsolidated entities	—	292
Changes in operating assets and liabilities	(6,287)	5,119
Net cash provided by continuing operating activities	4,139	11,722
Net cash used in discontinued operating activities	(144)	(105)
Net cash provided by operating activities	3,995	11,617

CASH FLOWS FROM INVESTING ACTIVITIES:
Origination and purchase of loans	(176,279)	(142,124)
Principal payments received on loans and leases	99,533	127,456
Purchase of investment securities available-for-sale	(27,396)	(43,284)
Principal payments on investment securities available-for-sale	12,095	3,572
Proceeds from sale of investment securities available-for-sale	—	48
Return of capital from investments in unconsolidated entities	—	5,376
Settlement of derivative instruments	—	(46)
Net cash used in continuing investing activities	(92,047)	(49,002)
Net cash provided by discontinued investing activities	135	12,730
Net cash used in investing activities	(91,912)	(36,272)

CASH FLOWS FROM FINANCING ACTIVITIES:
Retirement of common stock	—	(56)
Repurchase of preferred stock	—	(165,340)
Proceeds from borrowings:
Repurchase agreements	156,174	234,782
Payments on borrowings:
Repurchase agreements	(42,125)	(59,740)
Securitizations	(50,333)	(118,243)
Distributions paid on preferred stock	(2,588)	(7,495)
Distributions paid on common stock	(5,540)	(1,571)
Net cash provided by (used in) continuing financing activities	55,588	(117,663)
Net cash provided by discontinued financing activities	—	—
Net cash provided by (used in) financing activities	55,588	(117,663)
NET DECREASE IN CASH AND CASH EQUIVALENTS AND RESTRICTED CASH	(32,329)	(142,318)
CASH AND CASH EQUIVALENTS AND RESTRICTED CASH AT BEGINNING OF PERIOD	95,474	204,364
CASH AND CASH EQUIVALENTS AND RESTRICTED CASH AT END OF PERIOD	$63,145	$62,046
SUPPLEMENTAL DISCLOSURE:
Interest expense paid in cash	$19,636	$13,266

The accompanying notes are an integral part of these statements

(Back to Index)

(Back to Index)

EXANTAS CAPITAL CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2019

(unaudited)

NOTE 1 - ORGANIZATION

Exantas Capital Corp., a Maryland corporation, and its subsidiaries (collectively, the "Company") is a real estate investment trust ("REIT") that is primarily focused on originating, holding and managing commercial mortgage loans and commercial real estate-related debt investments. The Company is externally managed by Exantas Capital Manager Inc. (the "Manager"), which is an indirect wholly-owned subsidiary of C-III Capital Partners LLC ("C-III"), a leading commercial real estate ("CRE") investment management and services company engaged in a broad range of activities. C-III is the beneficial owner of approximately 2.4% of the Company's outstanding common shares at March 31, 2019.

The Company has qualified, and expects to qualify in the current fiscal year, as a REIT.

In November 2016, the Company's board of directors (the "Board") approved the strategic plan (the "Plan") to focus its strategy on CRE debt investments. The Plan contemplated disposing of certain loans underwritten prior to 2010 ("legacy CRE loans"), exiting underperforming non-core asset classes and businesses and maintaining a dividend policy based on sustainable earnings. The Company's residential mortgage and middle market lending segments' assets and liabilities were classified as held for sale and its operations were reported as discontinued operations and have been excluded from continuing operations. The Company has substantially completed the execution of the Plan. See Note 20 for further discussion.

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

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America and the accounting policies set forth in Note 2 included in the Company's Annual Report on Form 10-K for the year ended December 31, 2018. The consolidated financial statements include the accounts of the Company, majority-owned or controlled subsidiaries and VIEs for which the Company is considered the primary beneficiary. All inter-company transactions and balances have been eliminated in consolidation.

Basis of Presentation

All adjustments necessary to present fairly the Company's financial position, results of operations and cash flows have been made.

Cash and Cash Equivalents

Cash and cash equivalents include cash on hand and all highly liquid investments with original maturities of three months or less at the time of purchase. At March 31, 2019 and December 31, 2018, approximately $52.9 million and $80.4 million, respectively, of the reported cash balances exceeded the Federal Deposit Insurance Corporation and Securities Investor Protection Corporation deposit insurance limits of $250,000 per respective depository or brokerage institution. However, all of the Company's cash deposits are held at multiple, established financial institutions, in multiple accounts associated with its parent and respective consolidated subsidiaries, to minimize credit risk exposure.

Restricted cash includes required account balance minimums primarily for the Company's CRE collateralized debt obligation ("CDO") securitizations and derivative instruments as well as cash held in the syndicated corporate loan CDOs.

The following table provides a reconciliation of cash, cash equivalents and restricted cash on the consolidated balance sheets to the total amount shown on the consolidated statements of cash flows (in thousands):

	March 31,
	2019	2018
Cash and cash equivalents	$55,660	$61,500
Restricted cash	7,485	546
Total cash, cash equivalents and restricted cash shown on the Company's consolidated statements of cash flows	$63,145	$62,046

(Back to Index)

(Back to Index)

EXANTAS CAPITAL CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

MARCH 31, 2019

(unaudited)

Discontinued Operations

The results of operations of a component or a group of components of the Company that either has been disposed of or is classified as held for sale is reported in discontinued operations if the disposal represents a strategic shift that has or will have a major effect on the Company's operations and financial results.

Income Taxes

The Company recorded a full valuation allowance against its net deferred tax assets of $58.4 million (tax effected expense of $17.1 million and $15.3 million) at March 31, 2019 and December 31, 2018, respectively, as the Company believes it is more likely than not that the deferred tax assets will not be realized. This assessment was based on the Company's cumulative historical losses and uncertainties as to the amount of taxable income that would be generated in future years by the Company's taxable REIT subsidiaries.

Recent Accounting Standards

Accounting Standards Adopted in 2019

In June 2018, the Financial Accounting Standards Board (the "FASB") issued guidance to simplify the accounting for share-based payment transactions for acquiring goods and services from nonemployees by including these payments in the scope of the guidance for share-based payments to employees. Adoption did not have a material impact on the Company's consolidated financial statements.

In February 2018, the FASB issued guidance to allow a reclassification from accumulated other comprehensive income (loss) to retained earnings for stranded tax effects resulting from the Tax Cuts and Jobs Act. Adoption did not have a material impact on the Company's consolidated financial statements.

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

In February 2016, the FASB issued guidance requiring lessees to recognize a lease liability and a right-of-use asset for all leases. Lessor accounting remains largely unchanged. The guidance also requires new qualitative and quantitative disclosures to help financial statement users better understand the timing, amount and uncertainty of cash flows arising from leases. Adoption did not have a material impact on the Company's consolidated financial statements.

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

In January 2017, the FASB issued guidance to add the Securities and Exchange Commission ("SEC") Staff Announcement "Disclosure of the Impact that Recently Issued Accounting Standards will have on the Financial Statements of a Registrant when such Standards are Adopted in a Future Period (in accordance with Staff Accounting Bulletin Topic 11.M)." The announcement applies to the May 2014 guidance on revenue recognition from contracts with customers, the February 2016 guidance on leases and the June 2016 guidance on how credit losses for financial assets at amortized cost and certain other instruments that are measured at fair value through net income are determined. The announcement provides the SEC staff view that a registrant should evaluate certain recent accounting standards that have not yet been adopted to determine appropriate financial statement disclosures about the potential material effects of those recent accounting standards. If a registrant does not know or cannot reasonably estimate the impact that adoption of the recent accounting standards referenced in this announcement is expected to have on the financial statements, then the registrant should make a statement to that effect and consider the additional qualitative financial statement disclosures to assist the reader in assessing the significance of the impact that the recent accounting standards will have on the financial statements of the registrant when adopted. The Company completed its assessment under the new guidance on revenue recognition from contracts with customers in 2018 and on leases, see "Accounting Standards Adopted in 2019." The Company is currently evaluating the impact of this guidance on the measurement of credit losses on financial instruments and its impact on its consolidated financial statements.

(Back to Index)

(Back to Index)

EXANTAS CAPITAL CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

MARCH 31, 2019

(unaudited)

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

Reclassifications

Certain reclassifications have been made to the 2018 consolidated financial statements to conform to the 2019 presentation. These reclassifications had no effect on the reported consolidated statements of operations.

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

Consolidated VIEs (the Company is the primary beneficiary)

Based on management's analysis, the Company was the primary beneficiary of five VIEs at March 31, 2019 and December 31, 2018 (collectively, the "Consolidated VIEs").

The Consolidated VIEs are CRE securitizations, CDOs and collateralized loan obligations ("CLOs") that were formed on behalf of the Company to invest in real estate-related securities, commercial mortgage-backed securities ("CMBS"), syndicated corporate loans, corporate bonds and asset-backed securities ("ABS") and were financed by the issuance of debt securities. The Manager, with the help of C-III Asset Management LLC ("C3AM"), a subsidiary of C-III, manages the CRE-related entities. By financing these assets with long-term borrowings through the issuance of debt securities, the Company seeks to generate attractive risk-adjusted equity returns and to match the term of its assets and liabilities. The primary beneficiary determination for each of these VIEs was made at each VIE's inception and is continually assessed.

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

Creditors of the Company's Consolidated VIEs have no recourse to the general credit of the Company, nor to each other. During the three months ended March 31, 2019 and 2018, the Company did not provide any financial support to any of its VIEs nor does it have any requirement to do so, although it may choose to do so in the future to maximize future cash flows on such investments by the Company. There are no explicit arrangements that obligate the Company to provide financial support to any of its Consolidated VIEs.

(Back to Index)

(Back to Index)

EXANTAS CAPITAL CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

MARCH 31, 2019

(unaudited)

The following table shows the classification and carrying values of assets and liabilities of the Company's Consolidated VIEs at March 31, 2019 (in thousands):

	CRE Securitizations	Other	Total
ASSETS
Restricted cash	$875	$459	$1,334
Accrued interest receivable	3,258	—	3,258
CRE loans, pledged as collateral	686,681	—	686,681
Other assets	34	—	34
Total assets (1)	$690,848	$459	$691,307

LIABILITIES
Accounts payable and other liabilities	$102	$—	$102
Accrued interest payable	743	—	743
Borrowings	451,708	—	451,708
Total liabilities	$452,553	$—	$452,553

(1)	Assets of each of the Consolidated VIEs may only be used to settle the obligations of each respective VIE.

Unconsolidated VIEs (the Company is not the primary beneficiary, but has a variable interest)

Based on management's analysis, the Company is not the primary beneficiary of the VIEs discussed below since it does not have both (i) the power to direct the activities that most significantly impact the VIE's economic performance and (ii) the obligation to absorb the losses of the VIE or the right to receive the benefits from the VIE, which could be significant to the VIE. Accordingly, the following VIEs are not consolidated in the Company's financial statements at March 31, 2019. The Company's maximum exposure to risk for each of these unconsolidated VIEs is set forth in the "Maximum Exposure to Loss" column in the table below.

Unsecured Junior Subordinated Debentures

The Company has a 100% interest in the common shares of Resource Capital Trust I ("RCT I") and RCC Trust II ("RCT II"), respectively, with a value of $1.5 million in the aggregate, or 3.0% of each trust, at March 31, 2019. RCT I and RCT II were formed for the purposes of providing debt financing to the Company. The Company completed a qualitative analysis to determine whether or not it is the primary beneficiary of each of the trusts and determined that it was not the primary beneficiary of either trust because it does not have the power to direct the activities most significant to the trusts, which include the collection of principal and interest through servicing rights. Accordingly, neither trust is consolidated into the Company's consolidated financial statements.

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

MARCH 31, 2019

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

The following table shows the classification, carrying value and maximum exposure to loss with respect to the Company's unconsolidated VIEs at March 31, 2019 (in thousands):

	Unsecured Junior Subordinated Debentures	C40	Prospect Hackensack	Total	Maximum Exposure to Loss
ASSETS
Accrued interest receivable	$84	$173	$—	$257	$—
CRE loans	—	—	19,735	19,735	$19,735
Investment securities available-for-sale (1)	—	21,625	—	21,625	$21,511
Investments in unconsolidated entities	1,548	—	—	1,548	$1,548
Total assets	1,632	21,798	19,735	43,165

LIABILITIES
Accrued interest payable	293	—	—	293	N/A
Borrowings	51,548	—	—	51,548	N/A
Total liabilities	51,841	—	—	51,841	N/A
Net (liability) asset	$(50,209)	$21,798	$19,735	$(8,676)	N/A

(1)	The Company's investment in C40 is carried at fair value and its maximum exposure to loss is the amortized cost of the investment.

At March 31, 2019, there were no explicit arrangements or implicit variable interests that could require the Company to provide financial support to any of its unconsolidated VIEs.

NOTE 4 - SUPPLEMENTAL CASH FLOW INFORMATION

The following table summarizes the Company's supplemental disclosure of cash flow information (in thousands):

	For the Three Months Ended
	March 31,
	2019	2018
Non-cash continuing financing activities include the following:
Distributions on common stock accrued but not paid	$6,373	$1,584
Distribution on preferred stock accrued but not paid	$1,725	$1,724

(Back to Index)

(Back to Index)

EXANTAS CAPITAL CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

MARCH 31, 2019

(unaudited)

NOTE 5 - LOANS

The following is a summary of the Company's loans (dollars in thousands, except amounts in footnotes):

Description	Quantity	Principal	Unamortized (Discount) Premium, net (1)	Amortized Cost	Allowance for Loan Losses	Carrying Value (2)	Contractual Interest Rates (3)	Maturity Dates (4)(5)
At March 31, 2019:
CRE loans held for investment:
Whole loans (6)	81	$1,649,010	$(9,938)	$1,639,072	$(2,427)	$1,636,645	1M LIBOR plus 2.70% to 1M LIBOR plus 6.25%	May 2019 to April 2022
Mezzanine loan	1	4,700	—	4,700	—	4,700	10.00%	June 2028
Preferred equity investment (see Note 3) (7)(8)	1	19,889	(154)	19,735	—	19,735	11.50%	April 2025
Total CRE loans held for investment		$1,673,599	$(10,092)	$1,663,507	$(2,427)	$1,661,080

At December 31, 2018:
CRE loans held for investment:
Whole loans (6)	79	$1,538,759	$(9,646)	$1,529,113	$(1,401)	$1,527,712	1M LIBOR plus 2.70% to 1M LIBOR plus 6.25%	January 2019 to January 2022
Mezzanine loan	1	4,700	—	4,700	—	4,700	10.00%	June 2028
Preferred equity investment (see Note 3) (7)(8)	1	19,718	(163)	19,555	—	19,555	11.50%	April 2025
Total CRE loans held for investment		$1,563,177	$(9,809)	$1,553,368	$(1,401)	$1,551,967

(1)

Amounts include unamortized loan origination fees of $9.9 million and $9.6 million and deferred amendment fees of $223,000 and $171,000 being amortized over the life of the loans at March 31, 2019 and December 31, 2018, respectively.

(2)	Substantially all loans are pledged as collateral under various borrowings at March 31, 2019 and December 31, 2018.
(3)	LIBOR refers to the London Interbank Offered Rate.
(4)	Maturity dates exclude contractual extension options, subject to the satisfaction of certain terms, that may be available to the borrowers.
(5)

Maturity dates exclude one whole loan, with an amortized cost of $11.5 million, in maturity default and performing with respect to debt service due in accordance with a forbearance agreement at March 31, 2019 and December 31, 2018.

(6)

Whole loans had $99.9 million and $108.1 million in unfunded loan commitments at March 31, 2019 and December 31, 2018, respectively. These unfunded loan commitments are advanced as the borrowers formally request additional funding, as permitted under the loan agreement, and any necessary approvals have been obtained.

(7)	The interest rate on the Company's preferred equity investment pays currently at 8.00%. The remaining interest is deferred until maturity.
(8)	Beginning in April 2023, the Company has the right to unilaterally force the sale of the underlying property.

(Back to Index)

(Back to Index)

EXANTAS CAPITAL CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

MARCH 31, 2019

(unaudited)

The following is a summary of the contractual maturities, assuming full exercise of the extension options available to the borrowers, of the Company's CRE loans held for investment, at amortized cost (in thousands, except amount in the footnote):

Description	2019	2020	2021 and Thereafter	Total
At March 31, 2019:
Whole loans (1)	$10,389	$142,932	$1,474,253	$1,627,574
Mezzanine loan	—	—	4,700	4,700
Preferred equity investment	—	—	19,735	19,735
Total CRE loans (1)	$10,389	$142,932	$1,498,688	$1,652,009

Description	2019	2020	2021 and Thereafter	Total
At December 31, 2018:
Whole loans (1)	$10,379	$182,422	$1,324,797	$1,517,598
Mezzanine loan	—	—	4,700	4,700
Preferred equity investment	—	—	19,555	19,555
Total CRE loans (1)	$10,379	$182,422	$1,349,052	$1,541,853

(1)

Excludes one whole loan, with an amortized cost of $11.5 million, in maturity default and performing with respect to debt service due in accordance with a forbearance agreement at March 31, 2019 and December 31, 2018.

At March 31, 2019, approximately 29.4%, 21.0% and 14.4% of the Company's CRE loan portfolio was concentrated in the Southwest, Mountain and Pacific regions, respectively, based on carrying value, as defined by the National Council of Real Estate Investment Fiduciaries. At December 31, 2018, approximately 32.3%, 20.9%, and 17.1% of the Company's CRE loan portfolio was concentrated in the Southwest, Mountain and Pacific regions, respectively, based on carrying value.

Principal Paydowns Receivable

Principal paydowns receivable represents loan principal payments that have been received by the Company's servicers and trustees but have not been remitted to the Company. At March 31, 2019, the Company had no loan principal paydowns receivable. At December 31, 2018, the Company had $32.1 million of loan principal paydowns receivable, all of which was received in cash by the Company in January 2019.

(Back to Index)

(Back to Index)

EXANTAS CAPITAL CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

MARCH 31, 2019

(unaudited)

NOTE 6 - FINANCING RECEIVABLES

The following tables show the activity in the allowance for loan losses for the three months ended March 31, 2019 and year ended December 31, 2018 and the allowance for loan losses and recorded investments in loans at March 31, 2019 and December 31, 2018 (in thousands, except amount in the footnote):

	Three Months Ended March 31, 2019	Year Ended December 31, 2018
	Commercial Real Estate Loans	Commercial Real Estate Loans
Allowance for loan losses:
Allowance for loan losses at beginning of period	$1,401	$5,328
Provision for (recovery of) loan losses, net (1)	1,026	(1,595)
Loans charged-off	—	(2,332)
Allowance for loan losses at end of period	$2,427	$1,401

(1)

Excludes the recovery of loan losses on one bank loan with no amortized cost or carrying value at March 31, 2019 and December 31, 2018 that received a payment of approximately $1,000 during the three months ended March 31, 2019.

	March 31, 2019	December 31, 2018
	Commercial Real Estate Loans	Commercial Real Estate Loans
Allowance for loan losses ending balance:
Individually evaluated for impairment	$—	$—
Collectively evaluated for impairment	$2,427	$1,401
Loans:
Amortized cost ending balance:
Individually evaluated for impairment (1)	$24,435	$24,255
Collectively evaluated for impairment	$1,639,072	$1,529,113

(1)	The Company's mezzanine loan and preferred equity investment are evaluated individually for impairment.

Credit quality indicators

Commercial Real Estate Loans

CRE loans are collateralized by a diversified mix of real estate properties and are assessed for credit quality based on the collective evaluation of several factors, including but not limited to: collateral performance relative to underwritten plan, time since origination, current implied and/or reunderwritten loan-to-collateral value ratios, loan structure and exit plan. Depending on the loan's performance against these various factors, loans are rated on a scale from 1 to 5, with loans rated 1 representing loans with the highest credit quality and loans rated 5 representing loans with the lowest credit quality. The factors evaluated provide general criteria to monitor credit migration in the Company's loan portfolio; as such, a loan's rating may improve or worsen, depending on new information received.

(Back to Index)

(Back to Index)

EXANTAS CAPITAL CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

MARCH 31, 2019

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

MARCH 31, 2019

(unaudited)

Credit risk profiles of CRE loans at amortized cost and legacy CRE loans held for sale at the lower of cost or fair value were as follows (in thousands, except amounts in footnotes):

	Rating 1	Rating 2	Rating 3 (1)	Rating 4	Rating 5	Held for Sale (2)	Total
At March 31, 2019:
Whole loans	$—	$1,487,954	$146,773	$4,345	$—	$—	$1,639,072
Mezzanine loan (3)	—	4,700	—	—	—	—	4,700
Preferred equity investment (3)	—	19,735	—	—	—	—	19,735
Legacy CRE loans held for sale	—	—	—	—	—	17,000	17,000
Total	$—	$1,512,389	$146,773	$4,345	$—	$17,000	$1,680,507

At December 31, 2018:
Whole loans	$—	$1,447,206	$77,067	$4,840	$—	$—	$1,529,113
Mezzanine loan (3)	—	4,700	—	—	—	—	4,700
Preferred equity investment (3)	—	19,555	—	—	—	—	19,555
Legacy CRE loans held for sale	—	—	—	—	—	17,000	17,000
Total	$—	$1,471,461	$77,067	$4,840	$—	$17,000	$1,570,368

(1)

Includes one whole loan, with an amortized cost of $11.5 million, which was in maturity default at March 31, 2019 and December 31, 2018. The loan is performing with respect to debt service due in accordance with a forbearance agreement at March 31, 2019 and December 31, 2018.

(2)	Includes one legacy CRE loan that was in default with a total carrying value of $17.0 million at March 31, 2019 and December 31, 2018.

(3)	The Company's mezzanine loan and preferred equity investment are evaluated individually for impairment.

Loan Portfolios Aging Analysis

The following table presents the CRE loan portfolio aging analysis as of the dates indicated for CRE loans at amortized cost and legacy CRE loans held for sale at the lower of cost or fair value (in thousands, except amounts in footnotes):

	30-59 Days	60-89 Days	Greater than 90 Days (1)(2)	Total Past Due	Current	Total Loans Receivable	Total Loans > 90 Days and Accruing (1)
At March 31, 2019:
Whole loans	$—	$—	$11,498	$11,498	$1,627,574	$1,639,072	$11,498
Mezzanine loan	—	—	—	—	4,700	4,700	—
Preferred equity investment	—	—	—	—	19,735	19,735	—
Legacy CRE loans held for sale	—	—	17,000	17,000	—	17,000	—
Total loans	$—	$—	$28,498	$28,498	$1,652,009	$1,680,507	$11,498

At December 31, 2018:
Whole loans	$—	$—	$11,516	$11,516	$1,517,597	$1,529,113	$11,516
Mezzanine loan	—	—	—	—	4,700	4,700	—
Preferred equity investment	—	—	—	—	19,555	19,555	—
Legacy CRE loans held for sale	—	—	17,000	17,000	—	17,000	—
Total loans	$—	$—	$28,516	$28,516	$1,541,852	$1,570,368	$11,516

(1)

Includes one whole loan, with an amortized cost of $11.5 million, which was in maturity default at March 31, 2019 and December 31, 2018. The loan is performing with respect to debt service due in accordance with a forbearance agreement at March 31, 2019 and December 31, 2018. During the three-months ended March 31, 2019 and 2018, the Company recognized interest income of $165,000 and $150,000, respectively, on this whole loan.

(2)	Includes one legacy CRE loan that was in default with a total carrying value of $17.0 million at March 31, 2019 and December 31, 2018.

Impaired Loans

The Company did not have any impaired loans at March 31, 2019 and December 31, 2018.

(Back to Index)

(Back to Index)

EXANTAS CAPITAL CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

MARCH 31, 2019

(unaudited)

Troubled-Debt Restructurings ("TDRs")

There were no TDRs for the three months ended March 31, 2019 and 2018.

NOTE 7 - INVESTMENT SECURITIES AVAILABLE-FOR-SALE

The following table summarizes the Company's investment securities available-for-sale, carried at fair value, including those pledged as collateral (in thousands, except amounts in the footnote):

	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value (1)
At March 31, 2019:
CMBS, fixed rate	$116,679	$3,068	$(729)	$119,018
CMBS, floating rate	321,957	1,016	(1,111)	321,862
Total	$438,636	$4,084	$(1,840)	$440,880
At December 31, 2018:
CMBS, fixed rate	$121,487	$559	$(2,307)	$119,739
CMBS, floating rate	301,132	253	(2,126)	299,259
Total	$422,619	$812	$(4,433)	$418,998

(1)

At March 31, 2019 and December 31, 2018, investment securities available-for-sale with fair values of $399.7 million and $388.4 million, respectively, were pledged as collateral under related financings.

The following table summarizes the estimated payoff dates of the Company's investment securities available-for-sale according to their estimated weighted average life classifications (dollars in thousands, except amounts in footnotes):

	March 31, 2019			December 31, 2018
	Amortized Cost (1)	Fair Value (1)	Weighted Average Coupon	Amortized Cost (1)	Fair Value (1)	Weighted Average Coupon
Less than one year (2)	$144,433	$144,706	5.68%	$126,446	$126,014	5.76%
Greater than one year and less than five years	84,944	84,483	5.34%	98,220	97,083	5.21%
Greater than five years and less than ten years	209,259	211,691	4.13%	197,953	195,901	4.06%
Total	$438,636	$440,880	4.81%	$422,619	$418,998	4.76%

(1)

Includes CMBS positions subject to other-than-temporary-impairment that have no stated coupon rates that are excluded from the calculation of the weighted average coupon rate. The positions with greater than one year and less than five years of projected life had amortized costs of $106,000 and $105,000 and no fair values at March 31, 2019 and December 31, 2018, respectively. There were no positions subject to other-than-temporary impairment with projected lives less than one year and greater than five years and less than ten years at March 31, 2019 and December 31, 2018.

(2)	The Company expects that the payoff dates of these CMBS will either be extended or that the securities will be paid off in full.

At March 31, 2019, the contractual maturities of the CMBS investment securities available-for-sale range from December 2024 to August 2061.

The following table summarizes the fair value, gross unrealized losses and number of securities aggregated by investment category and the length of time that individual investment securities available-for-sale have been in a continuous unrealized loss position during the periods specified (dollars in thousands):

	Less than 12 Months			More than 12 Months			Total
	Fair Value	Unrealized Losses	Number of Securities	Fair Value	Unrealized Losses	Number of Securities	Fair Value	Unrealized Losses	Number of Securities
At March 31, 2019:
CMBS	$137,604	$(1,672)	28	$6,821	$(168)	8	$144,425	$(1,840)	36

At December 31, 2018:
CMBS	$329,441	$(4,001)	49	$6,757	$(432)	7	$336,198	$(4,433)	56

The unrealized losses in the above table are considered to be temporary impairments due to market factors and are not reflective of credit deterioration.

(Back to Index)

(Back to Index)

EXANTAS CAPITAL CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

MARCH 31, 2019

(unaudited)

The Company recognized no other-than-temporary impairments on its investment securities available-for-sale for the three months ended March 31, 2019 and 2018.

During the three months ended March 31, 2019, the Company did not sell or redeem any investment securities available-for-sale. The following table summarizes the Company's sales and redemptions of investment securities available-for-sale for the three months ended March 31, 2018 (dollars in thousands):

	For the Three Months Ended
	Positions Sold/Redeemed	Par Amount Sold/Redeemed	Amortized Cost	Realized Gain (Loss)	Proceeds
March 31, 2018:
ABS	2	$411	$265	$(217)	$48

NOTE 8 - INVESTMENTS IN UNCONSOLIDATED ENTITIES

The following table summarizes the Company's investments in unconsolidated entities at March 31, 2019 and December 31, 2018 and equity in losses of unconsolidated entities for the three months ended March 31, 2019 and 2018 (dollars in thousands, except amount in the footnotes):

				Equity in Earnings (Losses) of Unconsolidated Entities
	Ownership % at			For the Three Months Ended
	March 31, 2019	March 31, 2019	December 31, 2018	March 31, 2019	March 31, 2018
Pelium Capital (1)	—%	$—	$—	$—	$(305)
RCM Global	—%	—	—	—	13
Subtotal		—	—	—	(292)
Investment in RCT I and II (2)	3.0%	1,548	1,548	(862)	(724)
Total		$1,548	$1,548	$(862)	$(1,016)

(1)	During the three months ended March 31, 2018, the Company received distributions of $5.6 million on its investment in Pelium Capital Partners, L.P. ("Pelium Capital").
(2)

During the three months ended March 31, 2019 and 2018, distributions from the trusts are recorded in interest expense on the Company's consolidated statements of operations as the investments are accounted for under the cost method.

In 2018, Pelium Capital and RCM Global LLC were fully liquidated.

(Back to Index)

(Back to Index)

EXANTAS CAPITAL CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

MARCH 31, 2019

(unaudited)

NOTE 9 - BORROWINGS

The Company historically has financed the acquisition of its investments, including investment securities and loans, through the use of secured and unsecured borrowings in the form of securitized notes, repurchase agreements, secured term facilities, warehouse facilities, convertible senior notes and trust preferred securities issuances. Certain information with respect to the Company's borrowings is summarized in the following table (dollars in thousands, except amounts in footnotes):

	Principal Outstanding	Unamortized Issuance Costs and Discounts	Outstanding Borrowings	Weighted Average Borrowing Rate	Weighted Average Remaining Maturity	Value of Collateral
At March 31, 2019:
RCC 2017-CRE5 Senior Notes	$58,918	$580	$58,338	4.21%	15.3 years	$177,698
XAN 2018-RSO6 Senior Notes	397,452	4,082	393,370	3.58%	16.2 years	514,227
Unsecured junior subordinated debentures	51,548	—	51,548	6.62%	17.4 years	—
4.50% Convertible Senior Notes	143,750	12,697	131,053	4.50%	3.4 years	—
8.00% Convertible Senior Notes	21,182	181	21,001	8.00%	290 days	—
CRE - term repurchase facilities (1)	619,062	4,665	614,397	4.50%	1.8 years	843,912
Trust certificates - term repurchase facility (2)	47,469	240	47,229	6.43%	1.5 years	118,780
CMBS - short term repurchase agreements (3)	303,505	—	303,505	3.66%	19 days	407,224
Total	$1,642,886	$22,445	$1,620,441	4.28%	6.1 years	$2,061,841

	Principal Outstanding	Unamortized Issuance Costs and Discounts	Outstanding Borrowings	Weighted Average Borrowing Rate	Weighted Average Remaining Maturity	Value of Collateral
At December 31, 2018:
RCC 2017-CRE5 Senior Notes	$109,250	$1,121	$108,129	3.76%	15.6 years	$228,031
XAN 2018-RSO6 Senior Notes	397,452	4,536	392,916	3.55%	16.5 years	514,225
Unsecured junior subordinated debentures	51,548	—	51,548	6.61%	17.7 years	—
4.50% Convertible Senior Notes	143,750	13,504	130,246	4.50%	3.6 years	—
8.00% Convertible Senior Notes	21,182	238	20,944	8.00%	1.0 year	—
CRE - term repurchase facilities (1)	512,716	5,269	507,447	4.47%	2.0 years	696,215
Trust certificates - term repurchase facilities (2)	47,451	279	47,172	6.41%	1.7 years	118,780
CMBS - short term repurchase agreements (3)	295,821	—	295,821	3.63%	19 days	395,868
Total	$1,579,170	$24,947	$1,554,223	4.21%	6.9 years	$1,953,119

(1)	Principal outstanding includes accrued interest payable of $1.1 million and $911,000 at March 31, 2019 and December 31, 2018, respectively.
(2)	Principal outstanding includes accrued interest payable of $135,000 and $118,000 at March 31, 2019 and December 31, 2018, respectively.
(3)	Principal outstanding includes accrued interest payable of $354,000 and $773,000 at March 31, 2019 and December 31, 2018, respectively.

Securitizations

The following table sets forth certain information with respect to the Company's consolidated securitizations at March 31, 2019 (in thousands):

	Closing Date	Maturity Date	End of Designated Principal Reinvestment Period (1)	Total Note Paydowns Received from Closing Date through March 31, 2019
RCC 2017-CRE5	July 2017	July 2034	July 2020	$192,531
XAN 2018-RSO6	June 2018	June 2035	December 2020	$—

(1)

The designated principal reinvestment period is the period in which principal repayments can be utilized to purchase loans held outside of the respective securitization that represent the funded commitments of existing collateral in the respective securitization that were not funded as of the date the respective securitization was closed.

The investments held by the Company's securitizations collateralize the securitizations' borrowings and, as a result, are not available to the Company, its creditors, or stockholders. All senior notes of the securitizations held by the Company at March 31, 2019 and December 31, 2018 were eliminated in consolidation.

(Back to Index)

(Back to Index)

EXANTAS CAPITAL CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

MARCH 31, 2019

(unaudited)

XAN 2019-RSO7

In April 2019, the Company closed Exantas Capital Corp. 2019-RSO7, Ltd. ("XAN 2019-RSO7"), a $687.2 million CRE debt securitization transaction that provided financing for CRE loans. XAN 2019-RSO7 issued a total of $585.8 million of non-recourse, floating-rate notes at par, of which RCC Real Estate purchased $10.0 million, or approximately 20%, of the Class D notes. Additionally, RCC Real Estate purchased 100% of the Class E and Class F notes and a subsidiary of RCC Real Estate purchased 100% of the outstanding preference shares. The notes purchased by RCC Real Estate are subordinated in right of payment to all other senior notes issued by XAN 2019-RSO7, but are senior in right of payment to the preference shares. The preference shares are subordinated in right of payment to all other securities issued by XAN 2019-RSO7.

At closing, the senior notes issued to investors consisted of the following classes: (i) $390.0 million of Class A notes bearing interest at one-month LIBOR plus 1.00%, increasing to 1.25% in April 2024; (ii) $70.4 million of Class A-S notes bearing interest at one-month LIBOR plus 1.50%, increasing to 1.75% in April 2024; (iii) $33.5 million of Class B notes bearing interest at one-month LIBOR plus 1.70%, increasing to 2.20% in May 2024; (iv) $42.9 million of Class C notes bearing interest at one-month LIBOR plus 2.05%, increasing to 2.55% in June 2024; and (v) $49.0 million of Class D notes bearing interest at one-month LIBOR plus 2.70%, increasing to 3.20% in July 2024.

All of the notes issued mature in April 2036, although the Company has the right to call the notes anytime after May 2021. There is no reinvestment period for XAN 2019-RSO7; however, principal repayments received, after closing and ending in April 2022, may be used to purchase funding participations with respect to existing collateral held outside of the securitization.

(Back to Index)

(Back to Index)

EXANTAS CAPITAL CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

MARCH 31, 2019

(unaudited)

Repurchase and Credit Facilities

Borrowings under the Company's repurchase agreements are guaranteed by the Company or one of its subsidiaries. The following table sets forth certain information with respect to the Company's repurchase agreements (dollars in thousands, except amounts in footnotes):

	March 31, 2019				December 31, 2018
	Outstanding Borrowings (1)	Value of Collateral	Number of Positions as Collateral	Weighted Average Interest Rate	Outstanding Borrowings (1)	Value of Collateral	Number of Positions as Collateral	Weighted Average Interest Rate
CRE - Term Repurchase Facilities
Wells Fargo Bank, N.A. (2)	$231,725	$329,807	19	4.43%	$154,478	$226,530	13	4.33%
Morgan Stanley Bank, N.A. (3)	37,139	62,664	3	5.12%	37,113	62,457	3	5.09%
Barclays Bank PLC (4)	218,141	283,126	10	4.54%	240,416	308,389	11	4.51%
JPMorgan Chase Bank, N.A. (5)	127,392	168,315	8	4.38%	75,440	98,839	5	4.30%

Trust Certificates - Term Repurchase Facilities
RSO Repo SPE Trust 2017 (6)	47,229	118,780	2	6.43%	47,172	118,780	2	6.41%

CMBS - Short-Term Repurchase Agreements
RBC Capital Markets, LLC	227,663	289,654	30	3.66%	246,476	313,644	33	3.64%
JP Morgan Securities LLC	70,769	111,238	17	3.65%	42,040	73,066	13	3.57%
Deutsche Bank Securities Inc.	5,073	6,332	5	3.95%	7,305	9,158	5	3.98%
Total	$965,131	$1,369,916			$850,440	$1,210,863

(1)	Outstanding borrowings include accrued interest payable.
(2)	Includes $1.4 million and $1.6 million of deferred debt issuance costs at March 31, 2019 and December 31, 2018, respectively.
(3)	Includes $152,000 and $167,000 of deferred debt issuance costs at March 31, 2019 and December 31, 2018, respectively.
(4)	Includes $1.3 million and $1.5 million of deferred debt issuance costs at March 31, 2019 and December 31, 2018, respectively.
(5)	Includes $1.8 million and $2.0 million of deferred debt issuance costs at March 31, 2019 and December 31, 2018, respectively.
(6)	Includes $175,000 and $204,000 of deferred debt issuance costs at March 31, 2019 and December 31, 2018, respectively.

The following table shows information about the amount at risk under the repurchase facilities at March 31, 2019 (dollars in thousands):

	Amount at Risk (1)	Weighted Average Remaining Maturity	Weighted Average Interest Rate
At March 31, 2019:
CRE - Term Repurchase Facilities
Wells Fargo Bank, N.A.	$98,078	1.3 years	4.43%
Morgan Stanley Bank, N.A.	$25,687	163 days	5.12%
Barclays Bank PLC	$64,897	2.0 years	4.54%
JPMorgan Chase Bank, N.A.	$39,728	2.6 years	4.38%
Trust Certificates - Term Repurchase Facility
RSO Repo SPE Trust 2017	$71,437	1.5 years	6.43%
CMBS - Short-Term Repurchase Agreements
RBC Capital Markets, LLC	$62,586	19 days	3.66%
JP Morgan Securities LLC	$40,799	17 days	3.65%
Deutsche Bank Securities Inc.	$1,212	54 days	3.95%

(1)	Equal to the total of the estimated fair value of securities or loans sold and accrued interest receivable, minus the total of the repurchase agreement liabilities and accrued interest payable.

The Company was in compliance with all covenants in each of the respective agreements at March 31, 2019.

(Back to Index)

(Back to Index)

EXANTAS CAPITAL CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

MARCH 31, 2019

(unaudited)

Contractual maturity dates of the Company's borrowings' principal outstanding by category and year are presented in the table below (in thousands):

	Total	2019	2020	2021	2022	2023 and Thereafter
At March 31, 2019:
CRE securitizations	$456,370	$—	$—	$—	$—	$456,370
Unsecured junior subordinated debentures	51,548	—	—	—	—	51,548
4.50% Convertible Senior Notes	143,750	—	—	—	143,750	—
8.00% Convertible Senior Notes	21,182	—	21,182	—	—	—
Repurchase and credit facilities	970,036	340,796	280,584	348,656	—	—
Total	$1,642,886	$340,796	$301,766	$348,656	$143,750	$507,918

NOTE 10 - SHARE ISSUANCE AND REPURCHASE

In March 2018, the Company redeemed all remaining shares of its 8.25% Series B Cumulative Redeemable Preferred Stock ("Series B Preferred Stock") at a redemption price of $25.00 per share, or $115.3 million, plus accrued but unpaid distributions, resulting in a preferred stock redemption charge of $7.5 million on the consolidated statement of operations for the three months ended March 31, 2018.

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

Under a share repurchase plan authorized by the Board in August 2015, the Company was authorized to repurchase up to $50.0 million of its outstanding equity and debt securities. In March 2016, the Board approved a new securities repurchase program for up to $50.0 million of its outstanding securities, which replaced the August 2015 repurchase plan. During the three months ended March 31, 2019 and 2018, the Company did not repurchase any shares of its common or preferred stock through this program. At March 31, 2019, $44.9 million remains available under this repurchase plan.

At March 31, 2019, the Company had 4.8 million shares of Series C Preferred Stock outstanding, with a weighted average issuance price, excluding offering costs, of $25.00.

NOTE 11 - SHARE-BASED COMPENSATION

The following table summarizes the Company's restricted common stock transactions:

	Non-Employee Directors	Non- Employees (1)	Former Employees	Total
Unvested shares at January 1, 2019	30,234	386,628	5,809	422,671
Issued	17,416	196,198	—	213,614
Vested	(20,029)	(175,454)	(5,809)	(201,292)
Forfeited	—	(4,007)	—	(4,007)
Unvested shares at March 31, 2019	27,621	403,365	—	430,986

(1)	Non-employees are employees of C-III or Resource America, Inc. ("Resource America").

The fair values at grant date of the shares of restricted common stock granted to non-employees during the three months ended March 31, 2019 and 2018 were each $2.0 million. The fair values at grant date of shares of restricted common stock issued to the Company's eight non-employee directors during the three months ended March 31, 2019 and 2018 were each $185,000.

At March 31, 2019, the total unrecognized restricted common stock expense for non-employees was $2.6 million, with a weighted average amortization period remaining of 2.4 years. At December 31, 2018, the total unrecognized restricted common stock expense for non-employees was $1.1 million, with a weighted average amortization period remaining of 1.8 years.

(Back to Index)

(Back to Index)

EXANTAS CAPITAL CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

MARCH 31, 2019

(unaudited)

The following table summarizes restricted common stock grants during the three months ended March 31, 2019:

Grant Date	Shares	Vesting per Year	Vesting Date(s)
January 22, 2019	196,198	33%	January 22, 2020, January 22, 2021 and January 22, 2022
February 1, 2019	3,308	100%	February 1, 2020
March 8, 2019	14,108	100%	March 8, 2020

The following table summarizes the status of the Company's vested stock options at March 31, 2019:

Vested Options	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Vested at January 1, 2019	10,000	$25.60
Vested	—	—
Exercised	—	—
Forfeited	—	—
Expired	—	—
Vested at March 31, 2019	10,000	$25.60	2.13	$—

There were no options granted during the three months ended March 31, 2019 or 2018. The outstanding stock options have contractual terms of ten years and will expire in 2021.

The components of equity compensation expense for the periods presented are as follows (in thousands):

	For the Three Months Ended
	March 31,
	2019	2018
Restricted shares granted to non-employees (1)	$611	$895
Restricted shares granted to non-employee directors	72	72
Total	$683	$967

(1)	Non-employees are employees of C-III or Resource America.

Under the Company's Third Amended and Restated Management Agreement ("Management Agreement"), incentive compensation is paid quarterly. Up to 75% of the incentive compensation is paid in cash and at least 25% is paid in the form of an award of common stock, recorded in management fees on the consolidated statements of operations. The Manager received no incentive management fee for the three months ended March 31, 2019 and 2018.

All equity awards, apart from incentive compensation under the Management Agreement, are discretionary in nature and subject to approval by the compensation committee of the Board.

(Back to Index)

(Back to Index)

EXANTAS CAPITAL CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

MARCH 31, 2019

(unaudited)

NOTE 12 - EARNINGS PER SHARE

The following table presents a reconciliation of basic and diluted earnings (losses) per common share for the periods presented as follows (dollars in thousands, except per share amounts):

	For the Three Months Ended
	March 31,
	2019	2018
Net income (loss) from continuing operations	$8,170	$(137)
Net income allocated to preferred shares	(2,588)	(5,210)
Consideration paid in excess of carrying value of preferred shares	—	(7,482)
Net income (loss) from continuing operations allocable to common shares	5,582	(12,829)
Net (loss) income from discontinued operations, net of tax	(37)	247
Net income (loss) allocable to common shares	$5,545	$(12,582)
Net income (loss) per common share - basic:
Weighted average number of shares outstanding	31,379,253	31,111,315
Continuing operations	$0.18	$(0.41)
Discontinued operations	—	0.01
Net income (loss) per common share - basic	$0.18	$(0.40)
Net income (loss) per common share - diluted:
Weighted average number of shares outstanding	31,379,253	31,111,315
Additional shares due to assumed conversion of dilutive instruments	152,033	—
Adjusted weighted-average number of common shares outstanding	31,531,286	31,111,315
Continuing operations	$0.18	$(0.41)
Discontinued operations	—	0.01
Net income (loss) per common share - diluted	$0.18	$(0.40)
Potentially dilutive shares excluded from calculation due to anti-dilutive effect (1)	12,486,778	14,885,289

(1)

Potentially dilutive shares issuable in connection with the potential conversion of the Company's 4.50% convertible senior notes due 2022 ("4.50% Convertible Senior Notes") and 8.00% convertible senior notes due 2020 ("8.00% Convertible Senior Notes") (see Note 9) during the three months ended March 31, 2019 and 2018 and its 6.00% convertible senior notes due 2018 during the three months ended March 31, 2018 were not included in the calculation of diluted net income (loss) per share because the effect would be anti-dilutive.

NOTE 13 - ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

The following table presents the changes in each component of accumulated other comprehensive income (loss) for the three months ended March 31, 2019 (in thousands):

	Net Unrealized Gain (Loss) on Derivatives	Net Unrealized (Loss) Gain on Investment Securities Available-for-Sale	Accumulated Other Comprehensive Income (Loss)
Balance at January 1, 2019	$563	$(3,620)	$(3,057)
Other comprehensive (loss) income before reclassifications	(1,693)	5,865	4,172
Amounts reclassified from accumulated other comprehensive income (loss) (1)	(23)	—	(23)
Balance at March 31, 2019	$(1,153)	$2,245	$1,092

(1)

Amounts reclassified from accumulated other comprehensive income are reclassified to interest expense and net realized and unrealized loss on investment securities available-for-sale and loans and derivatives on the Company's consolidated statements of operations.

(Back to Index)

(Back to Index)

EXANTAS CAPITAL CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

MARCH 31, 2019

(unaudited)

NOTE 14 - RELATED PARTY TRANSACTIONS

Relationship with C-III and Certain of its Subsidiaries. The Manager is a wholly-owned subsidiary of Resource America, which is a wholly-owned subsidiary of C-III, a leading CRE investment management and services company engaged in a broad range of activities, including primary and special loan servicing, loan origination, fund management, CDO management, principal investment, zoning due diligence, investment sales and multifamily property management. C-III is indirectly controlled and partially owned by Island Capital Group LLC ("Island Capital"), of which Andrew L. Farkas, the Company's Chairman, is the managing member. Mr. Farkas is also chairman and chief executive officer of C-III. In addition, Robert C. Lieber, the Company's Chief Executive Officer, and Matthew J. Stern, the Company's President, are executive managing directors of both C-III and Island Capital. Jeffrey P. Cohen, who is a member of the Company's Board, is president of both C-III and Island Capital. Those officers and the Company's other executive officers are also officers of the Company's Manager, Resource America, C-III and/or affiliates of those companies. At March 31, 2019, C-III indirectly beneficially owned 766,718, or 2.4%, of the Company's outstanding common shares.

The Company has a Management Agreement with the Manager, amended and restated on December 14, 2017, pursuant to which the Manager provides the day-to-day management of the Company's operations and receives substantial fees. For the three months ended March 31, 2019 and 2018, the Manager earned base management fees of approximately $2.1 million and $2.8 million, respectively. No incentive management fee was earned for the three months ended March 31, 2019 and 2018. At March 31, 2019 and December 31, 2018, $698,000 and $938,000, respectively, of base management fees were payable by the Company to the Manager. The Manager and its affiliates provide the Company with a Chief Financial Officer and a sufficient number of additional accounting, finance, tax and investor relations professionals. The Company reimburses the Manager's and its affiliates' expenses for (a) the wages, salaries and benefits of the Chief Financial Officer, (b) a portion of the wages, salaries and benefits of accounting, finance, tax and investor relations professionals, in proportion to such personnel's percentage of time allocated to the Company's operations, and (c) personnel principally devoted to the Company's ancillary operating subsidiaries. The Company reimburses out-of-pocket expenses and certain other costs incurred by the Manager and its affiliates that relate directly to the Company's operations. For the three months ended March 31, 2019 and 2018, the Company reimbursed the Manager $1.0 million and $955,000, respectively, for all such compensation and costs. At March 31, 2019 and December 31, 2018, the Company had payables to Resource America and its subsidiaries pursuant to the Management Agreement totaling approximately $380,000 and $333,000, respectively. The Company's base management fee payable and expense reimbursements payable are recorded in management fee payable and accounts payable and other liabilities on the consolidated balance sheets, respectively.

At March 31, 2019, the Company retained equity in five securitization entities that were structured for the Company by the Manager, although three of the securitization entities had been substantially liquidated as of March 31, 2019. Under the Management Agreement, the Manager was not separately compensated by the Company for executing these transactions and is not separately compensated for managing the securitization entities and their assets.

Relationship with Resource Real Estate, LLC. Resource Real Estate, LLC ("Resource Real Estate"), an indirect wholly-owned subsidiary of Resource America and C-III, originates, finances and manages the Company's CRE loan portfolio. The Company reimburses Resource Real Estate for loan origination costs associated with all loans originated. At December 31, 2018, the Company had net receivables from Resource Real Estate for loan deposits of $26,000. There were no loan deposits receivable from Resource Real Estate at March 31, 2019.

Resource Real Estate served as special servicer for the following liquidated real estate securitization transactions, which provided financing for CRE loans: (i) Resource Capital Corp. 2014-CRE2, Ltd., a $353.9 million securitization that closed in July 2014 and liquidated in August 2017; (ii) Resource Capital Corp. 2015-CRE3, Ltd., a $346.2 million securitization that closed in February 2015 and liquidated in August 2018; and (iii) Resource Capital Corp. 2015-CRE4, Ltd., a $312.9 million securitization that closed in August 2015 and liquidated in July 2018. Resource Real Estate serves as special servicer for Resource Capital Corp. 2017-CRE5, Ltd. ("RCC 2017-CRE5"), a $376.7 million securitization that closed in July 2017. With respect to each specially serviced mortgage loan, Resource Real Estate receives special servicing fees, payable monthly on an asset-by-asset basis, equal to the product of (a) the special servicing fee rate, 0.25% per annum, multiplied by (b) the outstanding principal balance of such specially serviced mortgage loan. Resource Real Estate did not earn any special servicing fees during the three months ended March 31, 2019 and 2018.

(Back to Index)

(Back to Index)

EXANTAS CAPITAL CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

MARCH 31, 2019

(unaudited)

Relationship with C3AM. C3AM serves as the primary servicer for RCC 2017-CRE5 and Exantas Capital Corp. 2018-RSO6, Ltd. ("XAN 2018-RSO6"), a $514.2 million securitization that closed in June 2018, and receives servicing fees, payable monthly on an asset-by-asset basis, equal to the product of (a) the servicing fee rate, 0.05% per annum, multiplied by (b) the outstanding principal balance of each mortgage loan. C3AM serves as special servicer for C40 and XAN 2018-RSO6, under which it receives a base special servicing fee equal to the product of (a) the special servicing fee rate, 0.25% per annum, multiplied by (b) the outstanding principal balance of such specially serviced mortgage loan. During the three months ended March 31, 2019 and 2018, C3AM earned approximately $91,000 and $50,000, respectively, in servicing fees. C3AM did not earn any special servicing fees during the three months ended March 31, 2019 and 2018. The Company had payables to C3AM of approximately $25,000 and $26,000 at March 31, 2019 and December 31, 2018, respectively.

NOTE 15 - DISTRIBUTIONS

For the quarters ended March 31, 2019 and 2018, the Company declared and subsequently paid dividends of $0.20 and $0.05 per common share, respectively.

In order to qualify as a REIT, the Company must currently distribute at least 90% of its taxable income. In addition, the Company must distribute 100% of its taxable income in order to not be subject to corporate federal income taxes on retained income. The Company anticipates it will distribute substantially all of its taxable income to its stockholders. Because taxable income differs from cash flow from operations due to non-cash revenues or expenses (such as provisions for loan losses and depreciation), in certain circumstances the Company may generate operating cash flow in excess of its distributions or, alternatively, may be required to borrow funds to make sufficient distribution payments.

The Company's 2019 dividends are, and will be, determined by the Board, which will also consider the composition of any dividends declared, including the option of paying a portion in cash and the balance in additional shares of common stock.

The following tables present dividends declared (on a per share basis) for the three months ended March 31, 2019 and year ended December 31, 2018, with respect to the Company's common stock and Series C Preferred Stock, and for the period from January 1, 2018 through March 26, 2018, with respect to the Company's Series B Preferred Stock:

	Common Stock
	Date Paid	Total Dividend Paid	Dividend Per Share
		(in thousands)
2019
March 31	April 26	$6,373	$0.20
2018
December 31	January 25, 2019	$5,540	$0.175
September 30	October 26	$4,749	$0.15
June 30	July 27	$3,165	$0.10
March 31	April 27	$1,584	$0.05

	Series B Preferred Stock			Series C Preferred Stock
	Date Paid	Total Dividend Paid	Dividend Per Share	Date Paid	Total Dividend Paid	Dividend Per Share
	(in thousands)			(in thousands)
2019
March 31	N/A	N/A	N/A	April 30	$2,588	$0.539063
2018
December 31	N/A	N/A	N/A	January 30, 2019	$2,588	$0.539063
September 30	N/A	N/A	N/A	October 30	$2,588	$0.539063
June 30	N/A	N/A	N/A	July 30	$2,588	$0.539063
March 31	N/A	N/A	N/A	April 30	$2,588	$0.539063
March 26	March 26	$1,480	$0.320830	N/A	N/A	N/A

(Back to Index)

(Back to Index)

EXANTAS CAPITAL CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

MARCH 31, 2019

(unaudited)

NOTE 16 - FAIR VALUE OF FINANCIAL INSTRUMENTS

The following table presents the Company's financial instruments carried at fair value on a recurring basis based upon the fair value hierarchy (in thousands):

	Level 1	Level 2	Level 3	Total
At March 31, 2019:
Assets:
Investment securities available-for-sale	$—	$—	$440,800	$440,800
Derivatives	—	243	—	243
Total assets at fair value	$—	$243	$440,800	$441,043
Liabilities:
Derivatives	$—	$1,994	$—	$1,994
Total liabilities at fair value	$—	$1,994	$—	$1,994
At December 31, 2018:
Assets:
Investment securities available-for-sale	$—	$—	$418,998	$418,998
Derivatives	—	985	—	985
Total assets at fair value	$—	$985	$418,998	$419,983
Liabilities:
Derivatives	$—	$1,043	$—	$1,043
Total liabilities at fair value	$—	$1,043	$—	$1,043

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

The following table presents additional information about the Company's assets that are measured at fair value on a recurring basis for which the Company has utilized Level 3 inputs (in thousands):

CMBS
Balance, January 1, 2019	$418,998
Included in earnings	729
Purchases	27,383
Paydowns (1)	(12,095)
Included in OCI	5,865
Balance, March 31, 2019	$440,880

(1)	Includes non-cash adjustments in connection with the recalculation of the accretable yield on certain interest-only CMBS.

Legacy CRE loans held for sale are measured at the lower of cost or market on a nonrecurring basis. To determine fair value of the legacy CRE loans held for sale, the Company primarily uses appraisals obtained from third-parties as a practical expedient. The Company may also use the present value of estimated cash flows, market price, if available, or other determinants of the fair value of the collateral less estimated disposition costs. During the three months ended March 31, 2019 and 2018, the Company recorded losses of $102,000 and $4.7 million, respectively, on one legacy CRE loan held for sale, which included protective advances to cover borrower operating losses of $102,000 and $172,000, respectively, to adjust the loan to its adjusted appraised value and subtract estimated costs to repair the underlying collateral, equal to $17.0 million at March 31, 2019 and December 31, 2018. The overall capitalization rate used in the updated appraisal was 8.14% at March 31, 2019 and December 31, 2018.

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

(Back to Index)

(Back to Index)

EXANTAS CAPITAL CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

MARCH 31, 2019

(unaudited)

The fair values of the Company's loans held for investment are measured by discounting the expected future cash flows using the current interest rates at which similar loans would be made to borrowers with similar credit ratings and for the same remaining maturities. Fair values of loans with variable interest rates are expected to approximate fair value. Fair values of loans with fixed rates are calculated using the net present values of future cash flows, discounted at market rates. The Company's CRE loans had interest rates from 5.19% to 8.74% and 5.08% to 8.63% at March 31, 2019 and December 31, 2018, respectively.

The fair value of the Company's mezzanine loan is measured by discounting the expected cash flows using the future expected coupon rate. The Company's mezzanine loan is discounted at a rate of 10.00%.

The fair value of the Company's preferred equity investment is measured by discounting the expected cash flows using the future expected coupon rates. The Company's preferred equity investment is discounted at a rate of 12.08%.

Senior notes in CRE securitizations are valued using dealer quotes, typically sourced from the dealer who underwrote the applicable CRE securitization.

The fair values of the junior subordinated notes RCT I and RCT II are estimated by using a discounted cash flow model with discount rates of 8.99% and 8.99%, respectively.

The fair value of the convertible notes is determined using a discounted cash flow model that discounts the expected future cash flows using current interest rates on similar debts that do not have a conversion option. The 8.00% Convertible Senior Notes are discounted at a rate of 4.92% and the 4.50% Convertible Senior Notes are discounted at a rate of 7.43%.

Repurchase agreements are variable rate debt instruments indexed to LIBOR that reset periodically and, as a result, their carrying value approximates their fair value, excluding deferred debt issuance costs.

(Back to Index)

(Back to Index)

EXANTAS CAPITAL CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

MARCH 31, 2019

(unaudited)

The fair values of the Company's remaining financial instruments that are not reported at fair value on the consolidated balance sheets are reported in the following table (in thousands):

		Fair Value Measurements
	Carrying Value	Fair Value	Quoted Prices in Active Markets for Identical Assets of Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
At March 31, 2019:
Assets:
CRE whole loans held for investment	$1,636,645	$1,649,010	$—	$—	$1,649,010
CRE mezzanine loan	$4,700	$4,700	$—	$—	$4,700
CRE preferred equity investment	$19,735	$19,889	$—	$—	$19,889
Legacy CRE loans held for sale	$17,000	$17,000	$—	$—	$17,000
Liabilities:
Senior notes in CRE securitizations	$451,708	$455,233	$—	$—	$455,233
Junior subordinated notes	$51,548	$30,836	$—	$—	$30,836
Convertible notes	$152,054	$164,932	$—	$—	$164,932
Repurchase agreements	$965,131	$969,721	$—	$—	$969,721
At December 31, 2018:
Assets:
CRE whole loans held for investment	$1,527,712	$1,538,759	$—	$—	$1,538,759
CRE mezzanine loan	$4,700	$4,700	$—	$—	$4,700
CRE preferred equity investment	$19,555	$19,718	$—	$—	$19,718
Legacy CRE loans held for sale	$17,000	$17,000	$—	$—	$17,000
Liabilities:
Senior notes in CRE securitizations	$501,045	$498,897	$—	$—	$498,897
Junior subordinated notes	$51,548	$27,800	$—	$—	$27,800
Convertible notes	$151,190	$164,932	$—	$—	$164,932
Repurchase agreements	$850,440	$855,783	$—	$—	$855,783

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

A significant market risk to the Company is interest rate risk. Interest rates are highly sensitive to many factors, including governmental monetary and tax policies, domestic and international economic and political considerations and other factors beyond the Company's control. Changes in the general level of interest rates can affect net interest income, which is the difference between the interest income earned on interest-earning assets and the interest expense incurred in connection with interest-bearing liabilities. Changes in the level of interest rates also can affect the value of the Company's interest-earning assets and the Company's ability to realize gains from the sale of these assets. A decline in the value of the Company's interest-earning assets pledged as collateral for borrowings could result in the counterparties demanding additional collateral pledges or liquidation of some of the existing collateral to reduce borrowing levels.

(Back to Index)

(Back to Index)

EXANTAS CAPITAL CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

MARCH 31, 2019

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

At March 31, 2019 and December 31, 2018, the Company had 16 interest rate swap contracts outstanding whereby the Company paid a weighted average fixed rate of 2.54% and received a variable rate equal to one-month LIBOR. The aggregate notional amount of these contracts was $81.1 million at March 31, 2019 and December 31, 2018. The counterparty for the Company's designated interest rate hedge contracts at March 31, 2019 and December 31, 2018 was Wells Fargo Bank, N.A. ("Wells Fargo").

At March 31, 2019 and December 31, 2018, the estimated fair value of the Company's interest rate swaps in an asset position was $243,000 and $985,000, respectively. At March 31, 2019 and December 31, 2018, the estimated fair value of the Company's interest rate swaps in a liability position was $2.0 million and $1.0 million, respectively. The Company had aggregate unrealized losses of $1.2 million and aggregate unrealized gains of $563,000 on its interest rate swaps at March 31, 2019 and December 31, 2018, respectively, which are recorded in accumulated other comprehensive income (loss) on the consolidated balance sheets.

At December 31, 2018, the Company had an unrealized gain of $621,000, attributable to two terminated interest rate swaps, in accumulated other comprehensive income (loss) on the consolidated balance sheets, to be accreted into earnings over the remaining life of the debt. The Company recorded accretion income, reported in interest expense on the consolidated statements of operations, of $23,000 during the three months ended March 31, 2019 to accrete the accumulated other comprehensive income on the terminated swap agreements. The Company did not record any interest expense for the three months ended March 31, 2018 to amortize accumulated other comprehensive income (loss) from terminated swap agreements.

The Company had a master netting agreement with Wells Fargo at March 31, 2019. Regulations promulgated under the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 mandate that the Company clear certain new interest rate swap transactions through a central counterparty. Transactions that are centrally cleared result in the Company facing a clearing house, rather than a swap dealer, as counterparty. Central clearing requires the Company to post collateral in the form of initial and variation margin to satisfy potential future obligations. At March 31, 2019 and December 31, 2018, the Company had centrally cleared interest rate swaps with fair values in an asset position of $243,000 and $985,000, respectively. At March 31, 2019 and December 31, 2018, the Company had centrally cleared interest rate swaps with a fair value in a liability position of $2.0 million and $1.0 million, respectively.

(Back to Index)

(Back to Index)

EXANTAS CAPITAL CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

MARCH 31, 2019

(unaudited)

The following tables present the fair value of the Company's derivative financial instruments at March 31, 2019 and December 31, 2018 on the Company's consolidated balance sheets and the related effect of the derivative instruments on the consolidated statements of operations for the three months ended March 31, 2019 and 2018:

Fair Value of Derivative Instruments (in thousands)

	Asset Derivatives
At March 31, 2019	Notional Amount	Consolidated Balance Sheets Location	Fair Value
Interest rate swap contracts, hedging (1)	$31,725	Derivatives, at fair value	$243

	Liability Derivatives
	Notional Amount	Consolidated Balance Sheets Location	Fair Value
Interest rate swap contracts, hedging (1)	$49,326	Derivatives, at fair value	$1,994
Interest rate swap contracts, hedging	$81,051	Accumulated other comprehensive income (loss)	$(1,153)

	Asset Derivatives
At December 31, 2018	Notional Amount	Consolidated Balance Sheets Location	Fair Value
Interest rate swap contracts, hedging (1)	$31,725	Derivatives, at fair value	$985

	Liability Derivatives
	Notional Amount	Consolidated Balance Sheets Location	Fair Value
Interest rate swap contracts, hedging (1)	$49,326	Derivatives, at fair value	$1,043
Interest rate swap contracts, hedging	$81,051	Accumulated other comprehensive income (loss)	$563

(1)	Interest rate swap contracts are accounted for as cash flow hedges.

The Effect of Derivative Instruments on the Consolidated Statements of Operations (in thousands)

	Derivatives
Three Months Ended March 31, 2019	Consolidated Statements of Operations Location	Realized and Unrealized Gain (Loss)
Interest rate swap contracts, hedging	Interest expense	$13

	Derivatives
Three Months Ended March 31, 2018	Consolidated Statements of Operations Location	Realized and Unrealized Gain (Loss)
Interest rate swap contracts, hedging	Interest expense	$(50)

(Back to Index)

(Back to Index)

EXANTAS CAPITAL CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

MARCH 31, 2019

(unaudited)

NOTE 18 - OFFSETTING OF FINANCIAL ASSETS AND LIABILITIES

The following table presents a summary of the Company's offsetting of derivative assets (in thousands):

				(iv) Gross Amounts Not Offset on the Consolidated Balance Sheets
	(i) Gross Amounts of Recognized Assets	(ii) Gross Amounts Offset on the Consolidated Balance Sheets	(iii) = (i) - (ii) Net Amounts of Assets Included on the Consolidated Balance Sheets	Financial Instruments	Cash Collateral Pledged	(v) = (iii) - (iv) Net Amount
At March 31, 2019:
Derivatives, at fair value	$243	$—	$243	$—	$—	$243
At December 31, 2018:
Derivatives, at fair value	$985	$—	$985	$—	$—	$985

The following table presents a summary of the Company's offsetting of financial liabilities and derivative liabilities (in thousands, except amounts in footnotes):

				(iv) Gross Amounts Not Offset on the Consolidated Balance Sheets
	(i) Gross Amounts of Recognized Liabilities	(ii) Gross Amounts Offset on the Consolidated Balance Sheets	(iii) = (i) - (ii) Net Amounts of Liabilities Included on the Consolidated Balance Sheets	Financial Instruments (1)	Cash Collateral Pledged	(v) = (iii) - (iv) Net Amount
At March 31, 2019:
Derivatives, at fair value (2)	$1,994	$—	$1,994	$—	$1,994	$—
Repurchase agreements and term facilities (3)	965,131	—	965,131	964,168	963	—
Total	$967,125	$—	$967,125	$964,168	$2,957	$—
At December 31, 2018:
Derivatives, at fair value (2)	$1,043	$—	$1,043	$—	$1,043	$—
Repurchase agreements and term facilities (3)	850,440	—	850,440	850,440	—	—
Total	$851,483	$—	$851,483	$850,440	$1,043	$—

(1)	Amounts represent financial instruments pledged that are available to be offset against liability balances associated with term facilities, repurchase agreements and derivatives.
(2)	The Company posted excess cash collateral of $3.2 million and $1.3 million related to interest rate swap contracts outstanding at March 31, 2019 and December 31, 2018, respectively.

(3)

The combined fair value of securities and loans pledged against the Company's various repurchase agreements and term facilities was $1.4 billion and $1.2 billion at March 31, 2019 and December 31, 2018, respectively.

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

(Back to Index)

(Back to Index)

EXANTAS CAPITAL CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

MARCH 31, 2019

(unaudited)

NOTE 19 - COMMITMENTS AND CONTINGENCIES

The Company may become involved in litigation on various matters due to the nature of the Company's business activities. The resolution of these matters may result in adverse judgments, fines, penalties, injunctions and other relief against the Company as well as monetary payments or other agreements and obligations. In addition, the Company may enter into settlements on certain matters in order to avoid the additional costs of engaging in litigation. Except as discussed below, the Company is unaware of any contingencies arising from such litigation that would require accrual or disclosure in the consolidated financial statements at March 31, 2019.

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

In November 2018, following participation in a mediation program ordered by the appellate court, the parties to the Federal Demand Futile Actions and Federal Demand Refused Actions (collectively, the "Federal Actions") reached an agreement, in principle, to settle the Federal Actions, subject to a variety of terms and conditions including the execution of a settlement agreement and Court approval. Thereafter, in January 2019, the parties to the Federal Actions executed a stipulation and agreement of settlement (the "Settlement Agreement"). On March 8, 2019, the Court granted the parties' motion for an indicative ruling, holding that if the Federal Actions are remanded by the appellate court back to the district court, the Court would grant preliminary approval of the Settlement Agreement and on March 22, 2019, after such remand, the Court preliminarily approved the Settlement Agreement and scheduled a hearing for May 17, 2019 on whether to grant final approval. Under the Settlement Agreement, if approved by the Court, the Company would implement certain corporate governance changes and pay $550,000 in plaintiffs' attorneys' fees to be funded by the Company's insurers and the defendants would receive a release from liability for certain claims, including all claims asserted in the Federal Actions. Among other terms and conditions, the Settlement Agreement provides that the defendants deny any and all allegations of wrongdoing and maintain that they have acted lawfully and in accordance with their fiduciary duties at all times. The Settlement Agreement further provides that the judgments dismissing the Federal Actions shall remain valid and binding unless reversed by an appellate court.

(Back to Index)

(Back to Index)

EXANTAS CAPITAL CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

MARCH 31, 2019

(unaudited)

In August 2017, Robert Canoles filed a shareholder derivative suit in Maryland Circuit Court against certain of the Company's current and former officers and directors, as well as the Manager and Resource America (the "Canoles Action"). Mr. Canoles had previously filed his suit in the Court, but voluntarily dismissed that action after the Court declined to appoint his counsel as lead counsel in the Federal Demand Futile Actions. The complaint in the Canoles Action, as amended in October 2017, asserts a variety of claims, including claims for breach of fiduciary duty, unjust enrichment and corporate waste, which are based on allegations substantially similar to those at issue in the Federal Demand Futile Actions. The Canoles Action was stayed by the Maryland Circuit Court in favor of the federal shareholder litigation described above. The Company believes that Canoles lacks standing to assert claims derivatively on its behalf. In the event that the stay is lifted, the Company intends to seek the dismissal of the Canoles Action.

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

In April 2018, the Company funded $2.0 million into escrow in connection with the proposed settlement of outstanding litigation, which was settled in August 2018. The Company did not have any general litigation reserve at March 31, 2019 and December 31, 2018.

Primary Capital Mortgage, LLC ("PCM") is subject to litigation related to claims for repurchases or indemnifications on loans that PCM has sold to third parties. At March 31, 2019 and December 31, 2018, no such litigation demand was outstanding. Reserves for such litigation demands are included in the reserve for mortgage repurchases and indemnifications that totaled $1.7 million at March 31, 2019 and December 31, 2018. The reserves for mortgage repurchases and indemnifications are included in liabilities held for sale on the consolidated balance sheets.

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

The Company previously disclosed a securities litigation against certain of the Company's current and former officers and directors titled Levin v. Resource Capital Corp. (the "Levin Action"). On February 5, 2018, the Company entered into a stipulation and agreement of settlement (the "Settlement Agreement"), which received final approval from the Court on August 3, 2018. The Settlement Agreement settled all claims asserted in the action on behalf of the certified class (the "Settlement"), which consisted, with specified exceptions, of all persons who purchased the Company's common stock, Series B Preferred Stock or Series C Preferred Stock between October 31, 2012 and August 5, 2015. Under the terms of the Settlement Agreement, a payment of $9.5 million was made to settle the litigation. The settlement payment was funded principally by insurance coverage, and the Company does not anticipate that the Settlement will have a material adverse impact on its financial condition. In exchange for the settlement consideration, the Company and the individual defendants in the Levin Action (and certain related parties) have been released from all claims that have been or could have been asserted in the case by class members (and certain related parties), excluding one holder of less than 500 shares who opted out of the Settlement. The terms of the Settlement and release of claims are described in greater detail in the Settlement Agreement filed with the Court and the Final Judgment and Order of Dismissal with Prejudice entered by the Court on August 3, 2018. The Settlement Agreement contains no admission of misconduct by the Company or any of the individual defendants and expressly acknowledges that the Company and the individual defendants deny all allegations of wrongdoing and maintain that it and they have at all times acted in good faith and in compliance with the law.

Other Contingencies

As part of the May 2017 sale of its equity interest in Pearlmark Mezzanine Realty Partners IV, L.P., the Company entered into an indemnification agreement pursuant to which the Company agreed to indemnify the purchaser against realized losses of up to $4.3 million on one mezzanine loan until its final maturity date in 2020. At March 31, 2019 and December 31, 2018, the Company had a contingent liability, reported in accounts payable and other liabilities on its consolidated balance sheets, of $703,000 outstanding as a reserve for probable indemnification losses. The Company did not record any additional reserve for probable losses during the three months ended March 31, 2019 and 2018.

(Back to Index)

(Back to Index)

EXANTAS CAPITAL CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

MARCH 31, 2019

(unaudited)

PCM is subject to additional claims for repurchases or indemnifications on loans that PCM has sold to investors. At both March 31, 2019 and December 31, 2018, outstanding demands for indemnification, repurchase or make whole payments totaled $3.3 million. The Company's estimated exposure for such outstanding claims, as well as unasserted claims, is included in its reserve for mortgage repurchases and indemnifications.

Unfunded Commitments

Unfunded commitments on the Company's originated CRE loans generally fall into two categories: (1) pre-approved capital improvement projects; and (2) new or additional construction costs subject, in each case, to the borrower meeting specified criteria. Upon completion of the improvements or construction, the Company would receive additional interest income on the advanced amount. Whole loans had $99.9 million and $108.1 million in unfunded loan commitments at March 31, 2019 and December 31, 2018, respectively.

NOTE 20 - DISCONTINUED OPERATIONS AND ASSETS AND LIABILITIES HELD FOR SALE

In November 2016, the Company's Board approved the Plan to focus its strategy on CRE debt investments. The Plan contemplated disposing of certain legacy CRE loans and exiting underperforming non-core asset classes and businesses, including the residential mortgage and middle market lending segments as well as the Company's life settlement contract portfolio. The Company's residential mortgage and middle market lending segments' operations were classified as discontinued operations and excluded from continuing operations for all periods presented. Certain of the Company's legacy CRE loans were classified as held for sale. As of March 31, 2019, the Company has substantially completed the execution of the Plan.

(Back to Index)

(Back to Index)

EXANTAS CAPITAL CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

MARCH 31, 2019

(unaudited)

The following table summarizes the operating results of the residential mortgage and middle market lending segments' discontinued operations as reported separately as net (loss) income from discontinued operations, net of tax for the three months ended March 31, 2019 and 2018 (in thousands):

	For the Three Months Ended
	March 31,
	2019	2018
REVENUES
Interest income:
Loans	$—	$570
Other	—	4
Total interest income	—	574
Interest expense	—	—
Net interest income	—	574
Other revenue	—	85
Total revenues	—	659
OPERATING EXPENSES
General and administrative	172	660
Total operating expenses	172	660
	(172)	(1)
OTHER INCOME (EXPENSE)
Net realized and unrealized gain on investment securities available-for-sale and loans and derivatives	135	248
Total other income (expense)	135	248

(LOSS) INCOME FROM DISCONTINUED OPERATIONS BEFORE TAXES	(37)	247
Income tax expense	—	—
TOTAL (LOSS) INCOME FROM DISCONTINUED OPERATIONS	$(37)	$247

The assets and liabilities of business segments classified as discontinued operations and other assets and liabilities classified as held for sale are reported separately in the accompanying consolidated financial statements and are summarized as follows at March 31, 2019 and December 31, 2018 (in thousands, except amounts in the footnote):

	March 31, 2019	December 31, 2018
ASSETS
Loans held for sale	$17,000	$17,000
Other assets	646	645
Total	$17,646	$17,645
LIABILITIES
Accounts payable and other liabilities	$1,819	$1,820
Total	$1,819	$1,820

(Back to Index)

(Back to Index)

EXANTAS CAPITAL CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

MARCH 31, 2019

(unaudited)

The following table summarizes the non-performing legacy CRE loans transferred to held for sale in the fourth quarter of 2016. The loans held for sale are carried at the lower of cost or fair value (in thousands, except number of loans and amount in the footnote):

Loan Description	Number of Loans	Amortized Cost	Carrying Value
At March 31, 2019:
Legacy CRE loan	1	$21,768	$17,000
Mezzanine loan (1)	1	—	—
Total	2	$21,768	$17,000
At December 31, 2018:
Legacy CRE loan	1	$21,666	$17,000
Mezzanine loan (1)	1	—	—
Total	2	$21,666	$17,000

(1)

The mezzanine loan has a par value of $38.1 million and was acquired at a fair value of zero as a result of the liquidations of Resource Real Estate Funding CDO 2006-1, Ltd. in April 2016 and Resource Real Estate Funding CDO 2007-1, Ltd. in November 2016. The mezzanine loan is comprised of two tranches, maturing in November 2018 and September 2021.

NOTE 21 - SUBSEQUENT EVENTS

The Company has evaluated subsequent events through the filing of this report and determined that there have not been any events, excluding the execution of the XAN 2019-RSO7 securitization (see Note 9), that have occurred that would require adjustments to or disclosures in the consolidated financial statements.

(Back to Index)

(Back to Index)

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

The following discussion should be read in conjunction with our consolidated financial statements and accompanying notes appearing elsewhere in this report. This discussion contains forward-looking statements. Actual results could differ materially from those expressed in or implied by those forward-looking statements. Additionally, please see the sections "Forward-Looking Statements" and "Risk Factors" for a discussion of risks, uncertainties and assumptions associated with those statements included in our Annual Report on Form 10-K for the year ended December 31, 2018.

We are a Maryland corporation and a real estate investment trust ("REIT") that is primarily focused on originating, holding and managing commercial mortgage loans and commercial real estate-related debt investments. We are externally managed by Exantas Capital Manager Inc. (our "Manager"), which is an indirect wholly-owned subsidiary of C-III Capital Partners LLC ("C-III"), a leading commercial real estate ("CRE") investment management and services company engaged in a broad range of activities. C-III is the beneficial owner of 2.4% of our outstanding shares of common stock at March 31, 2019. Our Manager draws upon the management teams of C-III and its subsidiaries and its collective investment experience to provide its services. Our objective is to provide our stockholders with total returns over time, including quarterly distributions and capital appreciation, while seeking to manage the risks associated with our investment strategies. We have financed a substantial portion of our portfolio investments through borrowing strategies seeking to match the maturities and repricing dates of our financings with the maturities and repricing dates of our investments, and we have sought to mitigate interest rate risk through derivative instruments.

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

(Back to Index)

(Back to Index)

We use leverage to enhance our returns, and we have financed each of our different asset classes with different degrees of leverage. The cost of borrowings to finance our investments is a significant part of our expenses. Our net income depends on our ability to control these expenses relative to our revenue. We historically have financed our CRE loan portfolio with repurchase agreements as a short-term financing source and securitizations and, to a lesser extent, other term financing as long-term financing sources. We expect to continue to use these financing sources into the near term future. At March 31, 2019 our match-funded, floating-rate CRE and CMBS investments, at par, comprised 90% of the core investment portfolio totaling $2.2 billion. Additionally, in April 2019, we closed a CRE debt securitization that financed $687.2 million of CRE loans and sold $575.8 million of non-recourse, floating-rate notes to third-party investors.

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

In November 2016, our board of directors (our "Board") approved the strategic plan (the "Plan") to focus our strategy on CRE debt investments. The Plan contemplated disposing of certain loans underwritten prior to 2010 ("legacy CRE loans"), exiting non-core asset classes and businesses and maintaining a dividend policy based on sustainable earnings.

Our residential mortgage and middle market lending segments were classified as discontinued operations and certain legacy CRE loans were classified as held for sale, subject to impairments to adjust the carrying value of these investments to their estimated fair market value. We have substantially completed the execution of the Plan. As of March 31, 2019, we had approximately $28.5 million, composed of two legacy CRE loans, remaining of the $480.1 million of identified Plan assets. We have deployed the capital received from executing the Plan primarily into our CRE lending business and CMBS investments, bringing our equity allocation in core assets and non-core assets to 95% and 5%, respectively, at both March 31, 2019 and December 31, 2018. These investments were initially financed in part through our CRE and CMBS term facilities and, in the case of CRE loans, through securitizations.

We typically target transitional floating-rate CRE loans between $20.0 million and $30.0 million. During the three months ended March 31, 2019, we originated seven CRE loans with total commitments of $171.0 million. During the three months ended March 31, 2019, we acquired CMBS with total face values of $27.5 million. At March 31, 2019, our $440.9 million CMBS portfolio, at fair value, comprised $321.9 million of floating-rate bonds and $119.0 million of fixed-rate bonds. We expect to continue to diversify and extend the duration of our core CRE portfolio by investing in CMBS where we see attractive investment opportunities.

We expect to see continued positive momentum in 2019 and anticipate that our originations and investments for the year ended December 31, 2019 will be between $850.0 million and $1.0 billion.

Common stock book value was $14.06 per share at March 31, 2019, a $0.04 per share increase from December 31, 2018. We began reporting economic book value, a non-GAAP measure, at December 31, 2018 in an effort to improve transparency for our shareholders and the analyst community. Two adjustments are made to common stock book value to arrive at economic book value.

•

Our common stock book value includes the remaining aggregate value of the equity conversion options on our convertible senior notes of $10.3 million, or $0.33 per share, at March 31, 2019. The liability balance of our convertible senior notes increases and our common stock book value is reduced as the option discounts are amortized to interest expense.

•

The carrying amount of our 8.625% Fixed-to-Floating Series C Cumulative Redeemable Preferred Stock ("Series C Preferred Stock") of $116.0 million does not reflect the full obligation of $120.0 million, which is the balance on which we pay preferred distributions and would be the amount due should we choose to redeem the Series C Preferred Stock. Adjusting for this $4.0 million difference, common stock book value would be reduced by $0.13 per share at March 31, 2019.

Adjusting for these two items yields economic book value of $13.60 per share at March 31, 2019.

Results of Operations

Our net income allocable to common shares for the three months ended March 31, 2019 was $5.5 million, or $0.18 per share-basic ($0.18 per share-diluted), as compared to a net loss allocable to common shares for the three months ended March 31, 2018 of $12.6 million, or $(0.40) per share-basic ($(0.40) per share-diluted).

(Back to Index)

(Back to Index)

Net Interest Income

The following table analyzes the change in interest income and interest expense for the comparative three months ended March 31, 2019 and 2018 by changes in volume and changes in rates. The changes attributable to the combined changes in volume and rate have been allocated proportionately, based on absolute values, to the changes due to volume and changes due to rates (dollars in thousands, except amounts in footnotes):

	Three Months Ended March 31, 2019 Compared to Three Months Ended March 31, 2018
			Due to Changes in
	Net Change	Percent Change (1)	Volume	Rate
Increase (decrease) in interest income:
CRE whole loans (2)	$4,380	20%	$3,830	$550
Legacy CRE loans (2)(3)	(89)	(28)%	(158)	69
CRE mezzanine loan	117	100%	117	—
CRE preferred equity investment (2)	552	3067%	552	—
Securities (4)	2,919	84%	2,716	203
Other	96	81%	96	—
Total increase in interest income	7,975	31%	7,153	822
Increase (decrease) in interest expense:
Securitized borrowings: (5)
RCC 2015-CRE3 Senior Notes	(721)	(100)%	(721)	—
RCC 2015-CRE4 Senior Notes	(633)	(100)%	(633)	—
RCC 2017-CRE5 Senior Notes	(489)	(26)%	(1,065)	576
XAN 2018-RSO6 Senior Notes	4,015	100%	4,015	—
Unsecured junior subordinated debentures	138	19%	—	138
Convertible senior notes: (5)
4.50% Convertible Senior Notes	58	2%	58	—
6.00% Convertible Senior Notes	(1,307)	(100)%	(1,307)	—
8.00% Convertible Senior Notes	—	—%	—	—
CRE - term repurchase facilities (5)	2,710	67%	2,112	598
CMBS - term repurchase facilities	(202)	(77)%	(177)	(25)
Trust certificates - term repurchase facilities (5)	(409)	(34)%	(469)	60
CMBS - short term repurchase agreements	1,914	265%	1,749	165
Hedging	(63)	(126)%	(63)	—
Total increase in interest expense	5,011	35%	3,499	1,512
Net increase (decrease) in net interest income	$2,964		$3,654	$(690)

(1)	Percent change is calculated as the net change divided by the respective interest income or interest expense for the three months ended March 31, 2018.

(2)

Includes an increase in fee income of approximately $376,000, $69,000, and $10,000 recognized on our CRE whole loans, our legacy CRE loans, and our CRE preferred equity investment, respectively, that were due to changes in volume.

(3)	Includes the change in interest income recognized on two legacy CRE loans reclassified to CRE whole loans in 2018. One of the reclassified legacy CRE loans paid off at par in December 2018.

(4)	Includes an increase from net accretion income of approximately $88,000 that was due to changes in volume.

(5)

Includes increases of net amortization expense of approximately $437,000 and $193,000 on our securitized borrowings and CRE-term repurchase facilities, respectively, and decreases of approximately $193,000 and $37,000 on our convertible senior notes and trust certificates - term repurchase facilities, respectively, that were due to changes in volume.

Net Change in Interest Income for the Comparative Three Months Ended March 31, 2019 and 2018:

Aggregate interest income increased by $8.0 million for the comparative three months ended March 31, 2019 and 2018. We attribute the change to the following:

CRE whole loans. The increase of $4.4 million for the comparative three months ended March 31, 2019 and 2018 was primarily attributable to an increase in the outstanding balance of CRE whole loans, attributable to loan originations net of loan repayments of $274.7 million for the 12 months ended March 31, 2019 and an increase in the one-month London Interbank Offered Rate ("LIBOR"), our benchmark rate on CRE whole loans, over the comparative period.

CRE preferred equity investment. The increase of $552,000 for the comparative three months ended March 31, 2019 and 2018 was attributable to the recognition of a full quarter's interest income on our March 2018 investment in a preferred equity interest with an outstanding principal balance of $19.9 million and an 11.50% interest rate at March 31, 2019.

(Back to Index)

(Back to Index)

Securities. The increase of $2.9 million for the comparative three months ended March 31, 2019 and 2018 was primarily attributable to acquisitions net of sales and repayments of CMBS of $190.9 million during the 12 months ended March 31, 2019 and increases in coupon rates on our floating rate CMBS over the comparative period.

Net Change in Interest Expense for the Comparative Three Months Ended March 31, 2019 and 2018:

Aggregate interest expense increased by $5.0 million for the comparative three months ended March 31, 2019 and 2018. We attribute the changes to the following:

Securitized borrowings. The net increase of $2.2 million for the comparative three months ended March 31, 2019 and 2018 was primarily attributable to the issuance of Exantas Capital Corp. 2018-RSO6, Ltd. ("XAN 2018-RSO6"), which closed in June 2018, and the increase in one-month LIBOR over the comparative period. The increase was offset by the liquidations of Resource Capital Corp. 2015-CRE4, Ltd. ("RCC 2015-CRE4") and Resource Capital Corp. 2015-CRE3, Ltd. ("RCC 2015-CRE3") in July 2018 and August 2018, respectively, and $179.5 million of note paydowns on Resource Capital Corp. 2017-CRE5, Ltd. ("RCC 2017-CRE5") during the 12 months ended March 31, 2019.

Convertible senior notes. The net decrease of $1.2 million for the comparative three months ended March 31, 2019 and 2018 was primarily attributable to the redemption of our 6.00% convertible senior notes in December 2018.

CRE - term repurchase facilities. The increase of $2.7 million for the comparative three months ended March 31, 2019 and 2018 was primarily attributable to the increased utilization of the facilities, which increased principal outstanding on borrowings by $188.1 million from March 31, 2018 to March 31, 2019, and an increase in one-month LIBOR over the comparative period.

Trust certificates - term repurchase facilities. The decrease of $409,000 for the comparative three months ended March 31, 2019 and 2018 was primarily attributable to the repayment of the RSO Repo SPE Trust 2015 facility in July 2018, offset by an increase in one-month LIBOR over the comparative period.

CMBS - short term repurchase agreements. The increase of $1.9 million for the comparative three months ended March 31, 2019 and 2018 was primarily attributable to the increased utilization of short term repurchase agreements to finance CMBS acquired in 2018, which, when compared with CMBS - short term repurchase agreements and CMBS - term repurchase facilities at March 31, 2018, increased principal outstanding on borrowings by $154.1 million from March 31, 2018 to March 31, 2019.

(Back to Index)

(Back to Index)

Average Net Yield and Average Cost of Funds:

The following table presents the average net yield and average cost of funds for the three months ended March 31, 2019 and 2018 (dollars in thousands, except amounts in footnotes):

	For the Three Months Ended March 31, 2019			For the Three Months Ended March 31, 2018
	Average Balance	Interest Income (Expense)	Average Net Yield (Cost of Funds) (1)	Average Balance	Interest Income (Expense)	Average Net Yield (Cost of Funds) (1)
Interest-earning assets
CRE whole loans (2)	$1,531,364	$26,423	7.00%	$1,317,026	$22,043	6.76%
Legacy CRE loans (2)	38,726	233	2.44%	76,063	322	1.71%
CRE mezzanine loan	4,700	117	9.97%	—	—	—%
CRE preferred equity investment (2)	19,618	570	11.79%	640	18	11.66%
Securities (3)	429,106	6,375	6.02%	216,870	3,456	6.51%
Other	18,602	214	1.15%	25,156	118	0.48%
Total interest income/average net yield	2,042,116	33,932	6.71%	1,635,755	25,957	6.40%
Interest-bearing liabilities
Collateralized by:
CRE whole loans (4)	1,004,725	(12,142)	(4.90)%	685,064	(7,260)	(4.30)%
CMBS	294,444	(2,699)	(3.72)%	118,783	(987)	(3.37)%
General corporate debt:
Unsecured junior subordinated debentures	51,548	(862)	(6.69)%	51,548	(724)	(5.62)%
4.50% Convertible Senior Notes (5)	130,653	(2,424)	(7.42)%	143,750	(2,365)	(6.58)%
6.00% Convertible Senior Notes (5)	—	—	—%	70,453	(1,308)	(7.42)%
8.00% Convertible Senior Notes (5)	20,973	(480)	(9.16)%	21,182	(480)	(9.07)%
Trust certificates - term repurchase facilities (6)	47,333	(801)	(6.86)%	74,419	(1,210)	(6.59)%
Hedging (7)	81,051	13	0.06%	42,189	(50)	(0.48)%
Total interest expense/average cost of funds	$1,630,727	(19,395)	(4.81)%	$1,207,388	(14,384)	(4.81)%
Total net interest income		$14,537			$11,573

(1)	Average net yield includes net amortization/accretion and fee income.

(2)

Includes fee income of approximately $1.8 million, $69,000 and $10,000 recognized on our CRE whole loans, legacy CRE loans and our CRE preferred equity investment, respectively, for the three months ended March 31, 2019 and $1.4 million on our CRE whole loans for the three months ended March 31, 2018. There was no fee income recognized on our legacy CRE loans or CRE preferred equity investment for the three months ended March 31, 2018.

(3)	Includes net accretion income of approximately $729,000 and $641,000 for the three months ended March 31, 2019 and 2018, respectively, on our CMBS securities.
(4)

Includes amortization expense of approximately $1.6 million and $1.0 million for the three months ended March 31, 2019 and 2018, respectively, on our interest-bearing liabilities securitized by CRE whole loans.

(5)	Includes aggregated amortization expense of approximately $863,000 and $1.1 million for the three months ended March 31, 2019 and 2018, respectively, on our convertible senior notes.

(6)	Includes amortization expense of approximately $39,000 and $76,000 for the three months ended March 31, 2019 and 2018, respectively, on our trust certificates - term repurchase facilities.
(7)

Includes accretion income of approximately $23,000 for the three months ended March 31, 2019 on two terminated interest rate swap agreements that were in a gain position at the time of termination. The remaining gains, reported in accumulated other comprehensive income (loss) on the consolidated balance sheets, will be accreted over the remaining life of the debt.

Other Revenue (Expense)

Three Months Ended March 31, 2019 as compared to Three Months Ended March 31, 2018

Other revenue increased by $121,000 for the comparative three months ended March 31, 2019 and 2018 from other expense of $95,000 during the three months ended March 31, 2018. The increase was primarily attributable to $119,000 of fee income adjustments resulting from the amortization of collateral management fee rebate assets owned in connection with previously-owned asset-backed securities ("ABS") during the three months ended March 31, 2018.

(Back to Index)

(Back to Index)

Operating Expenses

Three Months Ended March 31, 2019 as compared to Three Months Ended March 31, 2018

The following tables set forth information relating to our operating expenses for the periods presented (dollars in thousands):

	For the Three Months Ended
	March 31,
	2019	2018	Dollar Change	Percent Change
Operating expenses:
General and administrative	$2,577	$3,060	$(483)	(16)%
Management fees	2,083	2,813	(730)	(26)%
Equity compensation	683	967	(284)	(29)%
Depreciation and amortization	24	13	11	85%
Provision for (recovery of) loan losses, net	1,025	(799)	1,824	(228)%
Total	$6,392	$6,054	$338	6%

Aggregate operating expenses increased by $338,000 for the comparative three months ended March 31, 2019 and 2018. We attribute the change to the following:

General and administrative. General and administrative expenses decreased by $483,000 for the comparative three months ended March 31, 2019 and 2018. The following table summarizes the information relating to our general and administrative expenses for the periods presented (dollars in thousands):

	For the Three Months Ended
	March 31,
	2019	2018	Dollar Change	Percent Change
General and administrative:
Professional services	$835	$1,028	$(193)	(19)%
Wages and benefits	724	1,035	(311)	(30)%
D&O insurance	281	310	(29)	(9)%
Operating expenses	257	198	59	30%
Director fees	164	164	—	—%
Dues and subscriptions	120	219	(99)	(45)%
Rent and utilities	93	78	15	19%
Travel	70	61	9	15%
Tax penalties, interest and franchise tax	33	(33)	66	(200)%
Total	$2,577	$3,060	$(483)	(16)%

The decrease in general and administrative expenses for the comparative three months ended March 31, 2019 and 2018 was primarily attributable to a $311,000 decrease in wages and benefits allocated to us by our Manager and a $193,000 decrease in professional services attributable to reductions in general legal expenses, trustee and portfolio administration fees paid on our outstanding CRE securitizations and convertible senior notes and tax preparation expenses. The decrease was partially offset by an increase in tax penalties, interest and franchise tax.

Management fees. The decrease of $730,000 for the comparative three months ended March 31, 2019 and 2018 was primarily attributable to our base management fee reverting from a fixed amount of $937,500 per month from October 1, 2017 to December 31, 2018 per our Third Amended and Restated Management Agreement ("Management Agreement") to an amount equal to 1/12th of the amount of our equity multiplied by 1.50%.

Provision for (recovery of) loan losses, net. The increase of $1.8 million from a recovery of, to a provision for loan losses for the comparative three months ended March 31, 2019 and 2018 was attributable to an increase in the general reserve of $1.0 million during the three months ended March 31, 2019 as compared to a decrease in the general reserve of approximately $800,000 during the three months ended March 31, 2018.

(Back to Index)

(Back to Index)

Other Income (Expense)

Three Months Ended March 31, 2019 as compared to Three Months Ended March 31, 2018

The following tables set forth information relating to our other income (expense) incurred for the periods presented (dollars in thousands):

	For the Three Months Ended
	March 31,
	2019	2018	Dollar Change	Percent Change
Other Income (Expense):
Equity in losses of unconsolidated entities	$—	$(292)	$292	100%
Net realized and unrealized loss on investment securities available-for-sale and loans and derivatives	—	(642)	642	100%
Net realized and unrealized loss on investment securities, trading	—	(5)	5	100%
Fair value adjustments on financial assets held for sale	(102)	(4,665)	4,563	98%
Other income	101	11	90	818%
Total	$(1)	$(5,593)	$5,592	100%

Aggregate other expense decreased $5.6 million for the comparative three months ended March 31, 2019 and 2018. We attribute the change to the following:

Net realized and unrealized loss on investment securities available-for-sale and loans and derivatives. The increase of $642,000 from a loss to no activity for the comparative three months ended March 31, 2019 and 2018 was primarily attributable to net losses of $433,000 on our life settlement contract portfolio, which was fully resolved in 2018, and a realized loss of $217,000 on the March 2018 sale of one ABS.

Fair value adjustments on financial assets held for sale. The decrease of $4.6 million for the comparative three months ended March 31, 2019 and 2018 was primarily attributable to charges of $4.7 million, which included protective advances to cover operating losses of $172,000, recorded during the three months ended March 31, 2018 in connection with the receipt of updated appraisals in April 2018 for a legacy CRE loan held for sale. We recorded a charge of $102,000, related to protective advances to cover operating losses on the loan during the three months ended March 31, 2019.

Net (Loss) Income From Discontinued Operations, Net of Tax

In November 2016, our Board approved the Plan to focus our strategy on making CRE debt investments. The Plan contemplated disposing of certain underperforming legacy CRE loans, exiting underperforming non-core asset classes and businesses and maintaining a dividend policy based on sustainable earnings. We met all of the criteria to classify the operating results of the residential mortgage and middle market lending segments as discontinued operations and exclude them from continuing operations for all periods presented. In addition, we classified certain legacy CRE loans as held for sale. As of March 31, 2019, we have substantially completed the execution of the Plan.

(Back to Index)

(Back to Index)

The following table summarizes the operating results of the residential mortgage and middle market lending segments' discontinued operations as reported separately as net (loss) income from discontinued operations, net of tax for the three months ended March 31, 2019 and 2018 (in thousands):

	For the Three Months Ended
	March 31,
	2019	2018
REVENUES
Interest income:
Loans	$—	$570
Other	—	4
Total interest income	—	574
Interest expense	—	—
Net interest income	—	574
Other revenue	—	85
Total revenues	—	659
OPERATING EXPENSES
General and administrative	172	660
Total operating expenses	172	660
	(172)	(1)
OTHER INCOME (EXPENSE)
Net realized and unrealized gain on investment securities available-for-sale and loans and derivatives	135	248
Total other income (expense)	135	248

(LOSS) INCOME FROM DISCONTINUED OPERATIONS BEFORE TAXES	(37)	247
Income tax expense	—	—
TOTAL (LOSS) INCOME FROM DISCONTINUED OPERATIONS	$(37)	$247

Net (loss) income from discontinued operations. Net (loss) income from discontinued operations decreased by $284,000 from income to a loss for the comparative three months ended March 31, 2019 and 2018, respectively. The residential mortgage lending segment incurred a net loss of approximately $172,000 for the three months ended March 31, 2019 as compared to a net loss of approximately $572,000 for the three months ended March 31, 2018, each of which were primarily attributable to Primary Capital Mortgage, LLC's ("PCM") general and administrative expenses, particularly from consulting fees, incurred in the wind-down of that business. The middle market lending segment generated net income of approximately $135,000 for the three months ended March 31, 2019, which was attributable to additional proceeds received on the sale of a middle market loan, as compared to net income of $819,000 for the three months ended March 31, 2018, which was primarily attributable to interest income earned and net gains on the sales of the remaining syndicated middle market loans.

Financial Condition

Summary

Our total assets were $2.2 billion at March 31, 2019 as compared to $2.1 billion at December 31, 2018. The increase was primarily attributable to the originations of CRE loans and acquisitions of CMBS financed through the use of a CRE securitization, term repurchase facilities and short-term repurchase agreements, offset by utilization of cash and cash equivalents to initially fund the aforementioned originations and acquisitions of CRE loans and CMBS.

(Back to Index)

(Back to Index)

Investment Portfolio

The tables below summarize the amortized cost and net carrying amount of our investment portfolio, classified by asset type, at March 31, 2019 and December 31, 2018 as follows (dollars in thousands, except amounts in footnotes):

At March 31, 2019	Amortized Cost	Net Carrying Amount	Percent of Portfolio	Weighted Average Coupon
Loans held for investment:
CRE whole loans (1)	$1,639,072	$1,636,645	77.19%	6.35%
CRE mezzanine loan	4,700	4,700	0.22%	10.00%
CRE preferred equity investment	19,735	19,735	0.93%	11.50%
	1,663,507	1,661,080	78.34%
Investment securities available-for-sale:
CMBS, fixed rate	116,679	119,018	5.61%	4.07%
CMBS, floating rate	321,957	321,862	15.18%	5.17%
	438,636	440,880	20.79%
Other investments:
Investments in unconsolidated entities	1,548	1,548	0.07%	N/A (3)
Other assets held for sale:
Legacy CRE loans (2)	21,768	17,000	0.80%	N/A (3)
Total investment portfolio	$2,125,459	$2,120,508	100.00%

At December 31, 2018	Amortized Cost	Net Carrying Amount	Percent of Portfolio	Weighted Average Coupon
Loans held for investment:
CRE whole loans (1)	$1,529,113	$1,527,712	76.79%	6.33%
CRE mezzanine loan	4,700	4,700	0.24%	10.00%
CRE preferred equity investment	19,555	19,555	0.98%	11.50%
	1,553,368	1,551,967	78.01%
Investment securities available-for-sale:
CMBS, fixed rate	121,487	119,739	6.02%	4.12%
CMBS, floating rate	301,132	299,259	15.04%	4.11%
	422,619	418,998	21.06%
Other investments:
Investments in unconsolidated entities	1,548	1,548	0.08%	N/A (3)
Other assets held for sale:
Legacy CRE loans (2)	21,666	17,000	0.85%	N/A (3)
Total investment portfolio	$1,999,201	$1,989,513	100.00%

(1)	Net carrying amount includes an allowance for loan losses of $2.4 million and $1.4 million at March 31, 2019 and December 31, 2018, respectively.
(2)	Net carrying amount includes lower of cost or market value adjustments of $4.8 million and $4.7 million at March 31, 2019 and December 31, 2018, respectively.
(3)	There are no stated rates associated with these investments.

(Back to Index)

(Back to Index)

CRE loans. The following is a summary of our loans (dollars in thousands, except amounts in footnotes):

Description	Quantity	Principal	Unamortized (Discount) Premium, net (1)	Amortized Cost	Allowance for Loan Losses	Carrying Value (2)	Contractual Interest Rates	Maturity Dates (3)(4)
At March 31, 2019:
CRE loans held for investment:
Whole loans (5)	81	$1,649,010	$(9,938)	$1,639,072	$(2,427)	$1,636,645	1M LIBOR plus 2.70% to 1M LIBOR plus 6.25%	May 2019 to April 2022
Mezzanine loan	1	4,700	—	4,700	—	4,700	10.00%	June 2028
Preferred equity investment (see Note 3) (6)(7)	1	19,889	(154)	19,735	—	19,735	11.50%	April 2025
Total CRE loans held for investment		$1,673,599	$(10,092)	$1,663,507	$(2,427)	$1,661,080

At December 31, 2018:
CRE loans held for investment:
Whole loans (5)	79	$1,538,759	$(9,646)	$1,529,113	$(1,401)	$1,527,712	1M LIBOR plus 2.70% to 1M LIBOR plus 6.25%	January 2019 to January 2022
Mezzanine loan	1	4,700	—	4,700	—	4,700	10.00%	June 2028
Preferred equity investment (see Note 3) (6)(7)	1	19,718	(163)	19,555	—	19,555	11.50%	April 2025
Total CRE loans held for investment		$1,563,177	$(9,809)	$1,553,368	$(1,401)	$1,551,967

(1)

Amounts include unamortized loan origination fees of $9.9 million and $9.6 million and deferred amendment fees of $223,000 and $171,000 being amortized over the life of the loans at March 31, 2019 and December 31, 2018, respectively.

(2)	Substantially all loans are pledged as collateral under various borrowings at March 31, 2019 and December 31, 2018.
(3)	Maturity dates exclude contractual extension options, subject to the satisfaction of certain terms, that may be available to the borrowers.
(4)

Maturity dates exclude one whole loan, with an amortized cost of $11.5 million, in maturity default and performing with respect to debt service due in accordance with a forbearance agreement at March 31, 2019 and December 31, 2018.

(5)

Whole loans had $99.9 million and $108.1 million in unfunded loan commitments at March 31, 2019 and December 31, 2018, respectively. These unfunded loan commitments are advanced as the borrowers formally request additional funding, as permitted under the loan agreement, and any necessary approvals have been obtained.

(6)	The interest rate on our preferred equity investment pays currently at 8.00%. The remaining interest is deferred until maturity.
(7)	Beginning in April 2023, we have the right to unilaterally force the sale of the underlying property.

At March 31, 2019, approximately 29.4%, 21.0% and 14.4% of our CRE loan portfolio was concentrated in the Southwest, Mountain and Pacific regions, respectively, based on carrying value, as defined by the National Council of Real Estate Investment Fiduciaries. At December 31, 2018, approximately 32.3%, 20.9% and 17.1% of our CRE loan portfolio was concentrated in the Southwest, Mountain and Pacific regions, respectively, based on carrying value.

(Back to Index)

(Back to Index)

CMBS. During the three months ended March 31, 2019, we purchased three CMBS positions with aggregate face values of $27.5 million, at a total cost of $27.4 million, sold no CMBS positions, and received paydowns of $12.2 million. At March 31, 2019 and December 31, 2018, the remaining discount to be accreted into income over the remaining lives of the securities was $43.2 million and $43.9 million, respectively. At March 31, 2019 and December 31, 2018, the remaining premium to be amortized into income over the remaining lives of the securities was $423,000 and $466,000, respectively. These securities are classified as available-for-sale and carried at fair value.

The following table summarizes the activities in our CMBS investments at fair value for the three months ended March 31, 2019 (in thousands, except amounts in footnotes):

	Fair Value at December 31, 2018	Net Purchases (Sales) (1)	Net Upgrades (Downgrades)	Paydowns (2)	MTM Change on Same Ratings	Fair Value at March 31, 2019
Moody's ratings category:
Aaa	$5,954	$—	$—	$(515)	$(79)	$5,360
Aa1 through Aa3	—	—	—	—	—	—
A1 through A3	—	—	118	(47)	—	71
Baa1 through Baa3	10,084	—	(118)	(1,195)	235	9,006
Ba1 through Ba3	4,921	—	—	(2,090)	4	2,835
B1 through B3	—	—	—	—	—	—
Caa1 through Caa3	—	—	—	—	—	—
Ca through C	—	—	—	—	—	—
Non-Rated	398,039	27,383	—	(8,248)	6,434	423,608
Total	$418,998	$27,383	$—	$(12,095)	$6,594	$440,880
S&P ratings category:
AAA	$117	$—	$—	$(47)	$—	$70
AA+ through AA-	—	—	—	—	—	—
A+ through A-	5,298	—	—	(2,079)	7	3,226
BBB+ through BBB-	29,254	—	—	(2,281)	880	27,853
BB+ through BB-	92,649	—	(1,124)	(2,193)	510	89,842
B+ through B-	22,124	—	—	—	(13)	22,111
CCC+ through CCC-	—	—	—	—	—	—
D	—	—	—	—	—	—
Non-Rated	269,556	27,383	1,124	(5,495)	5,210	297,778
Total	$418,998	$27,383	$—	$(12,095)	$6,594	$440,880
Fitch ratings category:
AAA	$4,351	$—	$—	$(452)	$(87)	$3,812
AA+ through AA-	—	—	—	—	—	—
A+ through A-	118	—	—	(47)	—	71
BBB+ through BBB-	64,018	—	2,892	(2,079)	3,448	68,279
BB+ through BB-	12,257	—	2,122	(1,562)	428	13,245
B+ through B-	60,072	—	(5,014)	(12)	550	55,596
CCC	—	—	—	—	—	—
CC through D	—	—	—	—	—	—
Non-Rated	278,182	27,383	—	(7,943)	2,255	299,877
Total	$418,998	$27,383	$—	$(12,095)	$6,594	$440,880

(1)	During the three months ended March 31, 2019, we acquired $27.5 million of CMBS, at a cost of approximately $27.4 million, with a weighted average spread, based on face value, of 2.42% over LIBOR.
(2)	Includes non-cash adjustments in connection with the recalculation of the accretable yield on certain interest-only CMBS.

(Back to Index)

(Back to Index)

The following table summarizes our CMBS investments earning coupon interest at floating rates or fixed rates at March 31, 2019 and December 31, 2018 (dollars in thousands, except amounts in the footnote):

	Face Value	Amortized Cost	Fair Value	Coupon Rates
At March 31, 2019:
CMBS, fixed rate (1)	$185,191	$116,679	$119,018	2.88% - 8.48%
CMBS, floating rate	322,069	321,957	321,862	4.39% - 6.50%
Total	$507,260	$438,636	$440,880
At December 31, 2018:
CMBS, fixed rate (1)	$190,601	$121,487	$119,739	2.88% - 8.48%
CMBS, floating rate	301,254	301,132	299,259	4.25% - 6.48%
Total	$491,855	$422,619	$418,998

(1)	Face value includes $25.9 million, with a total cost basis of $106,000, of CMBS that have been subject to other-than-temporarily-impairment charges at March 31, 2019 and December 31, 2018.

Investment in unconsolidated entities. The following table shows our investments in unconsolidated entities at March 31, 2019 and December 31, 2018 and equity in earnings (losses) of unconsolidated entities for the three months ended March 31, 2019 and 2018 (dollars in thousands, except amount in footnotes):

				Equity in Earnings (Losses) of Unconsolidated Entities
	Ownership % at			For the Three Months Ended
	March 31, 2019	March 31, 2019	December 31, 2018	March 31, 2019	March 31, 2018
Pelium Capital (1)	—%	$—	$—	$—	$(305)
RCM Global	—%	—	—	—	13
Subtotal		—	—	—	(292)
Investment in RCT I and II (2)	3.0%	1,548	1,548	(862)	(724)
Total		$1,548	$1,548	$(862)	$(1,016)

(1)	During the three months ended March 31, 2018, we received distributions of $5.6 million on our investment in Pelium Capital Partners, L.P. ("Pelium Capital").
(2)

For the three months ended March 31, 2019 and 2018, distributions from the trusts are recorded in interest expense on our consolidated statements of operations as the investments are accounted for under the cost method.

In 2018, Pelium Capital and RCM Global LLC were fully liquidated.

(Back to Index)

(Back to Index)

Financing Receivables

The following tables show the activity in the allowance for loan losses for the three months ended March 31, 2019 and year ended December 31, 2018 and the allowance for loan losses and recorded investments in loans at March 31, 2019 and December 31, 2018 (in thousands, except amount in the footnote):

	Three Months Ended March 31, 2019	Year Ended December 31, 2018
	Commercial Real Estate Loans	Commercial Real Estate Loans
Allowance for loan losses:
Allowance for loan losses at beginning of period	$1,401	$5,328
Provision for (recovery of) loan losses, net (1)	1,026	(1,595)
Loans charged-off	—	(2,332)
Allowance for loan losses at end of period	$2,427	$1,401

(1)

Excludes the recovery of loan losses on one bank loan with no amortized cost or carrying value at March 31, 2019 and December 31, 2018 that received a payment of approximately $1,000 during the three months ended March 31, 2019.

	March 31, 2019	December 31, 2018
	Commercial Real Estate Loans	Commercial Real Estate Loans
Allowance for loan losses ending balance:
Individually evaluated for impairment	$—	$—
Collectively evaluated for impairment	$2,427	$1,401
Loans:
Amortized cost ending balance:
Individually evaluated for impairment (1)	$24,435	$24,255
Collectively evaluated for impairment	$1,639,072	$1,529,113

(1)	Our mezzanine loan and preferred equity investment are evaluated individually for impairment.

Credit quality indicators

Commercial Real Estate Loans

CRE loans are collateralized by a diversified mix of real estate properties and are assessed for credit quality based on the collective evaluation of several factors, including but not limited to: collateral performance relative to underwritten plan, time since origination, current implied and/or reunderwritten loan-to-collateral value ratios, loan structure and exit plan. Depending on the loan's performance against these various factors, loans are rated on a scale from 1 to 5, with loans rated 1 representing loans with the highest credit quality and loans rated 5 representing loans with the lowest credit quality. The factors evaluated provide general criteria to monitor credit migration in our loan portfolio; as such, a loan's rating may improve or worsen, depending on new information received.

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

(Back to Index)

(Back to Index)

Credit risk profiles of CRE loans at amortized cost and legacy CRE loans held for sale at the lower of cost or fair value were as follows (in thousands, except amounts in footnotes):

	Rating 1	Rating 2	Rating 3 (1)	Rating 4	Rating 5	Held for Sale (2)	Total
At March 31, 2019:
Whole loans	$—	$1,487,954	$146,773	$4,345	$—	$—	$1,639,072
Mezzanine loan (3)	—	4,700	—	—	—	—	4,700
Preferred equity investment (3)	—	19,735	—	—	—	—	19,735
Legacy CRE loans held for sale	—	—	—	—	—	17,000	17,000
Total	$—	$1,512,389	$146,773	$4,345	$—	$17,000	$1,680,507

At December 31, 2018:
Whole loans	$—	$1,447,206	$77,067	$4,840	$—	$—	$1,529,113
Mezzanine loan (3)	—	4,700	—	—	—	—	4,700
Preferred equity investment (3)	—	19,555	—	—	—	—	19,555
Legacy CRE loans held for sale	—	—	—	—	—	17,000	17,000
Total	$—	$1,471,461	$77,067	$4,840	$—	$17,000	$1,570,368

(1)

Includes one whole loan, with an amortized cost of $11.5 million, which was in maturity default at March 31, 2019 and December 31, 2018. The loan is performing with respect to debt service due in accordance with a forbearance agreement at March 31, 2019 and December 31, 2018.

(2)	Includes one legacy CRE loan that was in default with a total carrying value of $17.0 million at March 31, 2019 and December 31, 2018.
(3)	Our mezzanine loan and preferred equity investment are evaluated individually for impairment.

At March 31, 2019 and December 31, 2018, we had one legacy CRE loan and one mezzanine loan included in assets held for sale with total carrying values of $17.0 million, comprising total amortized cost bases of $21.8 million and $21.7 million, respectively, less accumulated lower of cost or market charges of $4.8 million and $4.7 million, respectively. The mezzanine loan held for sale had no fair value at March 31, 2019 and December 31, 2018.

Our remaining legacy CRE loan held for sale incurred fair value adjustments of $102,000 and $4.7 million, which included protective advances to cover borrower operating losses of $102,000 and $172,000, to reduce the carrying value of the loan during the three months ended March 31, 2019 and 2018, respectively. The adjustments were calculated based on updated appraisals, less estimated costs for repairs to be performed on the collateral, and were reserved against the funded protective advances. The loan is currently in default.

During the three months ended March 31, 2019, we recorded an increase in the general reserve of $1.0 million, primarily attributable to four loans, which migrated from a rating of 2 to a rating of 3, in which performance lagged behind underwritten expectations. During the three months ended March 31, 2018, we recorded a decrease in the general reserve of approximately $799,000, primarily attributable to one loan rated as a 3 that repaid and one loan, which migrated from a rating of 3 to a rating of 2, in which performance improved to within underwritten expectations.

(Back to Index)

(Back to Index)

Loan Portfolios Aging Analysis

The following table presents the CRE loan portfolio aging analysis as of the dates indicated at amortized cost and legacy CRE loans held for sale at the lower of cost or fair value (in thousands, except amounts in footnotes):

	30-59 Days	60-89 Days	Greater than 90 Days (1)(2)	Total Past Due	Current	Total Loans Receivable	Total Loans > 90 Days and Accruing (1)
At March 31, 2019:
Whole loans	$—	$—	$11,498	$11,498	$1,627,574	$1,639,072	$11,498
Mezzanine loan	—	—	—	—	4,700	4,700	—
Preferred equity investment	—	—	—	—	19,735	19,735	—
Legacy CRE loans held for sale	—	—	17,000	17,000	—	17,000	—
Total loans	$—	$—	$28,498	$28,498	$1,652,009	$1,680,507	$11,498

At December 31, 2018:
Whole loans	$—	$—	$11,516	$11,516	$1,517,597	$1,529,113	$11,516
Mezzanine loan	—	—	—	—	4,700	4,700	—
Preferred equity investment	—	—	—	—	19,555	19,555	—
Legacy CRE loans held for sale	—	—	17,000	17,000	—	17,000	—
Total loans	$—	$—	$28,516	$28,516	$1,541,852	$1,570,368	$11,516

(1)

Includes one whole loan, with an amortized cost of $11.5 million, which was in maturity default at March 31, 2019 and December 31, 2018. The loan is performing with respect to debt service due in accordance with a forbearance agreement at March 31, 2019 and December 31, 2018. During the three months ended March 31, 2019 and 2018, we recognized interest income of $165,000 and $150,000, respectively on this whole loan.

(2)	Includes one legacy CRE loan that was in default with a total carrying value of $17.0 million at March 31, 2019 and December 31, 2018.

Impaired Loans

We did not have any impaired loans at March 31, 2019 and December 31, 2018.

Troubled-Debt Restructurings ("TDRs")

There were no TDRs for the three months ended March 31, 2019 and 2018.

Restricted Cash

At March 31, 2019, we had restricted cash of $7.5 million, which consisted of $1.3 million of restricted cash within five of our consolidated securitization entities and $6.2 million was held as margin. At December 31, 2018, we had restricted cash of $12.7 million, which consisted of $6.2 million of restricted cash within four of our six consolidated securitization entities, $6.4 million held as margin, and $21,000 held in various reserve accounts. The decrease of $5.2 million was primarily attributable to paydowns on the RCC 2017-CRE5 notes payable and future fundings on loans held in custody at RCC 2017-CRE5.

Accrued Interest Receivable

The following table summarizes our accrued interest receivable at March 31, 2019 and December 31, 2018 (in thousands):

	March 31, 2019	December 31, 2018	Net Change
Accrued interest receivable from loans	$7,232	$6,974	$258
Accrued interest receivable from securities	1,110	1,156	(46)
Accrued interest receivable from escrow, sweep and reserve accounts	113	68	45
Total	$8,455	$8,198	$257

The $257,000 increase in accrued interest receivable was primarily attributable to new loan production and an increase in one-month LIBOR, partially offset by loan payoffs during the three months ended March 31, 2019.

(Back to Index)

(Back to Index)

Other Assets

The following table summarizes our other assets at March 31, 2019 and December 31, 2018 (in thousands):

	March 31, 2019	December 31, 2018	Net Change
Tax receivables and prepaid taxes	$2,753	$3,219	$(466)
Other prepaid expenses	1,433	361	1,072
Other receivables	98	261	(163)
Fixed assets - non real estate	113	108	5
Direct financing leases	66	66	—
Total	$4,463	$4,015	$448

The $448,000 increase in other assets was primarily attributable to a $1.1 million increase in other prepaid expenses, resulting from the March 2019 payment of $1.1 million of D&O insurance for the ensuing year. The increase was partially offset by a $466,000 decrease in tax receivables and prepaid taxes, due to tax refunds of $466,000 received during the three months ended March 31, 2019.

Core and Non-Core Asset Classes

Our investment strategy targets the following core asset class:

Core Asset Class	Principal Investments
Commercial real estate-related assets	• First mortgage loans, which we refer to as whole loans;
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
• CMBS; and
• CRE equity investments.

As we discussed in the "Overview" section, in November 2016, our Board approved the Plan to focus our strategy on CRE debt investments. The Plan contemplated disposing of certain legacy CRE debt investments, exiting underperforming non-core asset classes and businesses and maintaining a dividend policy based on sustainable earnings. Legacy CRE loans are loans underwritten prior to 2010. The non-core asset classes in which we have historically invested are described below:

Non-Core Asset Classes	Principal Investments
Residential real estate-related assets	• Residential mortgage loans; and
• Residential mortgage-backed securities, which comprise our available-for-sale portfolio.

Commercial finance assets	• Middle market secured corporate loans and preferred equity investments;
• ABS, backed by senior secured corporate loans;
• Debt tranches of collateralized debt obligations, which we refer to as CDOs, and collateralized loan obligations, respectively, and sometimes, collectively, as CDOs;
• Structured note investments, which comprise our trading securities portfolio;
• Syndicated corporate loans; and
• Preferred equity investment in a commercial leasing enterprise that originates and holds small- and middle-ticket commercial direct financing leases and notes.

(Back to Index)

(Back to Index)

The table below summarizes the amortized costs and net carrying amounts of our core and non-core investments at March 31, 2019, classified by asset type (in thousands, except percentages and amounts in footnotes):

At March 31, 2019	Amortized Cost	Net Carrying Amount	Percent of Portfolio	Weighted Average Coupon
Core Assets:
CRE whole loans (1)(2)	$1,627,574	$1,625,147	76.70%	6.35%
CRE mezzanine loan and preferred equity investment (2)	24,435	24,435	1.15%	11.21%
CMBS, fixed rate (3)	116,679	119,018	5.62%	4.07%
CMBS, floating rate (3)	321,957	321,862	15.19%	5.17%
Total Core Assets	2,090,645	2,090,462	98.66%
Non-Core Assets:
Structured notes (4)	1,000	—	—%	N/A (7)
Direct financing leases (4)	801	66	—%	N/A (7)
Legacy CRE loans (5)(6)	33,266	28,498	1.34%	1.70%
Total Non-Core Assets	35,067	28,564	1.34%
Total Core and Non-Core Assets	$2,125,712	$2,119,026	100.00%

(1)	Net carrying amount includes an allowance for loan losses of $2.4 million at March 31, 2019.
(2)	Classified as CRE loans on the consolidated balance sheet.
(3)	Classified as investment securities available-for-sale on the consolidated balance sheet.
(4)	Classified as other assets on the consolidated balance sheet.
(5)	Includes one legacy CRE loan with an amortized cost of $11.5 million classified as CRE loans on the consolidated balance sheet as we intend to hold this loan to maturity.
(6)	Net carrying amount includes a lower of cost or market value adjustment of $4.8 million at March 31, 2019.
(7)	There are no stated rates associated with these investments.

Assets and Liabilities Held for Sale

The assets and liabilities of business segments classified as discontinued operations and other assets and liabilities classified as held for sale are reported separately in the accompanying consolidated financial statements and are summarized as follows at March 31, 2019 and December 31, 2018 (in thousands):

	March 31, 2019	December 31, 2018
ASSETS
Loans held for sale	$17,000	$17,000
Other assets	646	645
Total	$17,646	$17,645
LIABILITIES
Accounts payable and other liabilities	$1,819	$1,820
Total	$1,819	$1,820

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

(Back to Index)

(Back to Index)

The following tables present the fair value of our derivative financial instruments at March 31, 2019 and December 31, 2018 on our consolidated balance sheets and the related effect of derivative instruments on the consolidated statements of operations for the three months ended March 31, 2019 and 2018:

Fair Value of Derivative Instruments (in thousands)

	Asset Derivatives
At March 31, 2019	Notional Amount	Consolidated Balance Sheets Location	Fair Value
Interest rate swap contracts, hedging (1)	$31,725	Derivatives, at fair value	$243

	Liability Derivatives
	Notional Amount	Consolidated Balance Sheets Location	Fair Value
Interest rate swap contracts, hedging (1)	$49,326	Derivatives, at fair value	$1,994
Interest rate swap contracts, hedging	$81,051	Accumulated other comprehensive income (loss)	$(1,153)

	Asset Derivatives
At December 31, 2018	Notional Amount	Consolidated Balance Sheets Location	Fair Value
Interest rate swap contracts, hedging (1)	$31,725	Derivatives, at fair value	$985

	Liability Derivatives
	Notional Amount	Consolidated Balance Sheets Location	Fair Value
Interest rate swap contracts, hedging (1)	$49,326	Derivatives, at fair value	$1,043
Interest rate swap contracts, hedging	$81,051	Accumulated other comprehensive income (loss)	$563

(1)	Interest rate swap contracts are accounted for as cash flow hedges.

The Effect of Derivative Instruments on the Consolidated Statements of Operations (in thousands)

	Derivatives
Three Months Ended March 31, 2019	Consolidated Statements of Operations Location	Realized and Unrealized Gain (Loss)
Interest rate swap contracts, hedging	Interest expense	$13

	Derivatives
Three Months Ended March 31, 2018	Consolidated Statements of Operations Location	Realized and Unrealized Gain (Loss)
Interest rate swap contracts, hedging	Interest expense	$(50)

At March 31, 2019, we had 16 swap contracts outstanding in order to hedge against adverse rate movements on our CMBS facilities. Our interest rate hedges at March 31, 2019 were as follows (dollars in thousands):

	Benchmark Rate	Notional Value	Strike Rate	Effective Date	Maturity Date	Fair Value
Interest rate swap	One-month LIBOR	$3,010	2.02%	6/18/2017	1/18/2026	$31
Interest rate swap	One-month LIBOR	3,640	2.15%	8/18/2017	3/18/2027	19
Interest rate swap	One-month LIBOR	4,025	2.09%	8/18/2017	10/18/2026	31
Interest rate swap	One-month LIBOR	13,550	2.09%	10/18/2017	9/18/2027	144
Interest rate swap	One-month LIBOR	7,500	2.20%	10/18/2017	9/18/2027	18
Interest rate swap	One-month LIBOR	2,820	2.77%	3/18/2018	3/18/2028	(123)
Interest rate swap	One-month LIBOR	2,571	2.86%	5/18/2018	3/18/2028	(131)
Interest rate swap	One-month LIBOR	3,720	2.86%	5/18/2018	11/18/2025	(160)
Interest rate swap	One-month LIBOR	7,325	2.80%	7/18/2018	1/18/2026	(288)
Interest rate swap	One-month LIBOR	4,300	2.80%	7/18/2018	1/18/2026	(169)
Interest rate swap	One-month LIBOR	2,300	2.85%	7/18/2018	2/18/2027	(108)
Interest rate swap	One-month LIBOR	4,020	2.76%	7/18/2018	7/18/2026	(156)
Interest rate swap	One-month LIBOR	4,020	2.76%	7/18/2018	7/18/2026	(156)
Interest rate swap	One-month LIBOR	4,420	2.89%	8/18/2018	7/18/2028	(243)
Interest rate swap	One-month LIBOR	7,330	2.85%	8/18/2018	12/18/2026	(341)
Interest rate swap	One-month LIBOR	6,500	2.72%	9/18/2018	7/18/2022	(119)
Total interest rate swaps		$81,051				$(1,751)

(Back to Index)

(Back to Index)

Repurchase and Credit Facilities

Borrowings under our repurchase agreements are guaranteed by us or one of our subsidiaries. The following table sets forth certain information with respect to our repurchase agreements (dollars in thousands, except amounts in footnotes):

	March 31, 2019				December 31, 2018
	Outstanding Borrowings (1)	Value of Collateral	Number of Positions as Collateral	Weighted Average Interest Rate	Outstanding Borrowings (1)	Value of Collateral	Number of Positions as Collateral	Weighted Average Interest Rate
CRE - Term Repurchase Facilities
Wells Fargo Bank, N.A. (2)	$231,725	$329,807	19	4.43%	$154,478	$226,530	13	4.33%
Morgan Stanley Bank, N.A. (3)	37,139	62,664	3	5.12%	37,113	62,457	3	5.09%
Barclays Bank PLC (4)	218,141	283,126	10	4.54%	240,416	308,389	11	4.51%
JPMorgan Chase Bank, N.A. (5)	127,392	168,315	8	4.38%	75,440	98,839	5	4.30%

Trust Certificates - Term Repurchase Facilities
RSO Repo SPE Trust 2017 (6)	47,229	118,780	2	6.43%	47,172	118,780	2	6.41%

CMBS - Short-Term Repurchase Agreements
RBC Capital Markets, LLC	227,663	289,654	30	3.66%	246,476	313,644	33	3.64%
JP Morgan Securities LLC	70,769	111,238	17	3.65%	42,040	73,066	13	3.57%
Deutsche Bank Securities Inc.	5,073	6,332	5	3.95%	7,305	9,158	5	3.98%
Total	$965,131	$1,369,916			$850,440	$1,210,863

(1)	Outstanding borrowings include accrued interest payable.
(2)	Includes $1.4 million and $1.6 million of deferred debt issuance costs at March 31, 2019 and December 31, 2018, respectively.
(3)	Includes $152,000 and $167,000 of deferred debt issuance costs at March 31, 2019 and December 31, 2018, respectively.
(4)	Includes $1.3 million and $1.5 million of deferred debt issuance costs at March 31, 2019 and December 31, 2018, respectively.
(5)	Includes $1.8 million and $2.0 million of deferred debt issuance costs at March 31, 2019 and December 31, 2018, respectively.
(6)	Includes $175,000 and $204,000 of deferred debt issuance costs at March 31, 2019 and December 31, 2018, respectively.

We were in compliance with all financial covenants in each of the respective agreements at March 31, 2019 and December 31, 2018.

Securitizations

At March 31, 2019, we retained equity in five of the securitization entities we have executed, of which three have been substantially liquidated.

XAN 2019-RSO7

In April 2019, we closed Exantas Capital Corp. 2019-RSO7, Ltd. ("XAN 2019-RSO7"), a $687.2 million CRE debt securitization transaction that provided financing for CRE loans. XAN 2019-RSO7 issued a total of $585.8 million of non-recourse, floating-rate notes at par, of which RCC Real Estate, Inc. ("RCC Real Estate") purchased $10.0 million, or approximately 20%, of the Class D notes. Additionally, RCC Real Estate purchased 100% of the Class E and Class F notes and a subsidiary of RCC Real Estate purchased 100% of the outstanding preference shares. The notes purchased by RCC Real Estate are subordinated in right of payment to all other senior notes issued by XAN 2019-RSO7, but are senior in right of payment to the preference shares. The preferred shares are subordinated in right of payment to all other securities issued by XAN 2019-RSO7.

At closing, the senior notes issued to investors consisted of the following classes: (i) $390.0 million of Class A notes bearing interest at one-month LIBOR plus 1.00%, increasing to 1.25% in April 2024; (ii) $70.4 million of Class A-S notes bearing interest at one-month LIBOR plus 1.50%, increasing to 1.75% in April 2024; (iii) $33.5 million of Class B notes bearing interest at one-month LIBOR plus 1.70%, increasing to 2.20% in May 2024; (iv) $42.9 million of Class C notes bearing interest at one-month LIBOR plus 2.05%, increasing to 2.55% in June 2024; and (v) $49.0 million of Class D notes bearing interest at one-month LIBOR plus 2.70%, increasing to 3.20% in July 2024.

All of the notes issued mature in April 2036, although we have the right to call the notes anytime after May 2021. There is no reinvestment period for XAN 2019-RSO7; however, principal repayments received, after closing and ending in April 2022, may be used to purchase funding participations with respect to existing XAN 2019-RSO7 collateral held outside of the securitization.

(Back to Index)

(Back to Index)

Stockholders' Equity

Total stockholders' equity at March 31, 2019 was $557.8 million and gave effect to $1.2 million of net unrealized losses on our cash flow hedges and $2.2 million of net unrealized gains on our available-for-sale portfolio, shown as a component of accumulated other comprehensive income (loss). Stockholders' equity at December 31, 2018 was $553.8 million and gave effect to $563,000 of unrealized gains on our cash flow hedges and $3.6 million of net unrealized losses, after tax, on our available-for-sale portfolio, shown as a component of accumulated other comprehensive income (loss). The increase in stockholders' equity during the three months ended March 31, 2019 was primarily attributable to the $4.1 million decrease in net unrealized losses in connection with mark-to-market adjustments on our CMBS and derivative contracts.

Balance Sheet - Book Value Reconciliation

The following table rolls forward our common stock book value for the three months ended March 31, 2019 and reconciles our common stock book value to our economic book value, a non-GAAP measure, at March 31, 2019 (in thousands, except per share data and amounts in footnotes):

	For the Three Months Ended March 31, 2019
	Total Amount	Per Share Amount
Common stock book value at beginning of period (1)	$437,863	$14.02
Net income allocable to common shares	5,545	0.18
Change in other comprehensive income:
Available-for-sale securities	5,865	0.19
Derivatives	(1,716)	(0.06)
Common stock dividends	(6,287)	(0.20)
Common stock dividends on unvested shares	(86)	—
Accretion (dilution) from additional shares outstanding at March 31, 2019 (2)	683	(0.07)
Total net increase	4,004	0.04
Common stock book value at end of period (1)(3)	441,867	14.06

Reconciling items in arriving at economic book value at March 31, 2019:
Non-cash convertible senior notes' unamortized discounts:
4.50% Convertible Senior Notes	(10,186)	(0.33)
8.00% Convertible Senior Notes	(112)	—
Series C Preferred Stock redemption value in excess of carrying value	(4,045)	(0.13)
Economic book value at March 31, 2019	$427,524	$13.60

(1)

Per share calculations exclude unvested restricted stock, as disclosed on our consolidated balance sheets, of 430,986 and 422,671 shares at March 31, 2019 and December 31, 2018, respectively. The denominator for the calculation is 31,436,120 and 31,234,828 shares at March 31, 2019 and December 31, 2018, respectively.

(2)	Per share amount calculations include 201,292 shares of restricted stock that vested during the three months ended March 31, 2019.
(3)	Common stock book value is calculated as total stockholders' equity of $557.8 million less preferred stock equity of $116.0 million at March 31, 2019.

Core Earnings

We use Core Earnings as a non-GAAP financial measure to evaluate our operating performance.

Core Earnings exclude the effects of certain transactions and accounting principles generally accepted in the United States of America ("GAAP") adjustments that we believe are not necessarily indicative of our current CRE loan portfolio and other CRE-related investments and operations. Core Earnings exclude income (loss) from all non-core assets such as commercial finance, middle market lending, residential mortgage lending, certain legacy CRE loans and other non-CRE assets designated as assets held for sale at the initial measurement date of December 31, 2016.

Core Earnings, for reporting purposes, is defined as GAAP net income (loss) allocable to common shares, excluding (i) non-cash equity compensation expense, (ii) unrealized gains and losses, (iii) non-cash provisions for loan losses, (iv) non-cash impairments on securities, (v) non-cash amortization of discounts or premiums associated with borrowings, (vi) net income or loss from a limited partnership interest owned at the initial measurement date, (vii) net income or loss from non-core assets, (2)(3) (viii) real estate depreciation and amortization, (ix) foreign currency gains or losses and (x) income or loss from discontinued operations. Core Earnings may also be adjusted periodically to exclude certain one-time events pursuant to changes in GAAP and certain non-cash items.

Although pursuant to the Management Agreement we calculate incentive compensation using Core Earnings excluding incentive fees payable to our Manager, we include incentive fees payable to our Manager in Core Earnings for reporting purposes.

(Back to Index)

(Back to Index)

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

We also use Core Earnings Adjusted as a non-GAAP financial measure to evaluate our operating performance. Core Earnings Adjusted exclude certain non-recurring items and the results of certain transactions that are not indicative of our ongoing operating performance.

The following table provides a reconciliation from GAAP net income (loss) allocable to common shares to Core Earnings allocable to common shares and Core Earnings allocable to common shares, adjusted for the periods presented (in thousands, except per share data and amounts in footnotes):

	For the Three Months Ended
	March 31,
	2019	Per Share Data	2018	Per Share Data
Net income (loss) allocable to common shares - GAAP	$5,545	$0.18	$(12,582)	$(0.40)
Adjustment for realized gains on CRE assets	—	—	—	—
Net income (loss) allocable to common shares - GAAP, adjusted	5,545	0.18	(12,582)	(0.40)
Reconciling items from continuing operations:
Non-cash equity compensation expense	683	0.02	967	0.03
Non-cash provision for (recovery of) CRE loan losses	1,025	0.03	(799)	(0.03)
Litigation settlement expense (3)	—	—	(2,167)	(0.07)
Non-cash amortization of discounts or premiums associated with borrowings	683	0.02	778	0.02
Income tax benefit from non-core investments (1)(2)	—	—	(32)	—
Net realized (gain) loss on non-core assets (1)(2)	(8)	—	215	0.01
Net (income) loss from non-core assets (2)	(5)	—	397	0.01
Reconciling items from discontinued operations and CRE loans:
Net interest income on legacy CRE loans	(233)	(0.01)	(322)	(0.01)
Fair value adjustments on legacy CRE loans	102	0.01	4,672	0.15
Net loss from other non-CRE investments held for sale	—	—	478	0.02
Loss (income) from discontinued operations, net of taxes	37	—	(247)	(0.01)
Core Earnings allocable to common shares	$7,829	$0.25	$(8,642)	$(0.28)

Reconciling items in arriving at Core Earnings allocable to common shares, adjusted:
Loss on redemption of Series B Preferred Stock	—	—	7,482	0.24
Litigation settlement expense	—	—	2,167	0.07
Core Earnings allocable to common shares, adjusted (4)	$7,829	$0.25	$1,007	$0.03

Weighted average common shares - diluted	31,531		31,111

Core Earnings per common share - diluted	$0.25		$(0.28)
Core Earnings per common share, adjusted - diluted (4)	$0.25		$0.03

(1)	Income tax (benefit) expense from non-core investments and net realized loss on non-core assets are components of net income or loss from non-core assets.
(2)

Non-core assets are investments and securities owned by us at the initial measurement date in (i) commercial finance, (ii) middle market lending, (iii) residential mortgage lending, (iv) legacy CRE loans designated as held for sale and (v) other non-CRE assets included in assets held for sale.

(3)	Includes the payment of the settlement of a securities litigation, previously accrued in 2017, for the three months ended March 31, 2018.
(4)

Core Earnings, adjusted exclude a non-recurring charge of $7.5 million, or $(0.24) per common share-diluted, for the three months ended March 31, 2018 in connection with the redemption of our remaining 8.25% Series B Cumulative Redeemable Preferred Stock.

Liquidity and Capital Resources

Liquidity is a measurement of our ability to meet potential cash requirements, including ongoing commitments to pay dividends, fund investments, repay borrowings and other general business needs, including payment of our management fees. Our ability to meet our on-going liquidity needs is subject to our ability to generate cash from operating activities and our ability to maintain and/or obtain additional debt financing and equity capital together with the funds referred to below.

(Back to Index)

(Back to Index)

In November 2016, our Board approved the Plan to focus our strategy on making CRE debt investments. The Plan contemplated disposing of certain underperforming legacy CRE loans and non-core asset classes and businesses and maintaining a dividend policy based on sustainable earnings. As part of the Plan, the residential mortgage and middle market lending segments were classified as discontinued operations and certain legacy CRE loans were classified as held for sale. We have substantially completed the execution of the Plan. We monetized $2.1 million of the assets that were included in the Plan during the three months ended March 31, 2019 and have $28.5 million assets remaining in the Plan at March 31, 2019.

For the three months ended March 31, 2019, our principal sources of liquidity were proceeds of: (i) $137.0 million from financing sourced from our CRE - term repurchase facilities and net CMBS - short-term repurchase agreements, (ii) $24.7 million from our CRE securitizations that used principal paydowns to invest in CRE loan future funding commitments, (iii) $12.2 million of net proceeds from the paydowns on our CMBS portfolio and (iv) $6.0 million net proceeds from repayments on our CRE loan portfolio. These sources of liquidity, offset by our deployments in CRE debt investments and distributions on our common and preferred stock, substantially resulted in the $55.7 million of unrestricted cash we held at March 31, 2019.

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

At March 31, 2019, we had various repurchase agreements, as summarized below (in thousands, except amounts in footnotes):

	Execution Date	Maturity Date (1)	Maximum Capacity	Principal Outstanding	Availability
CRE - Term Repurchase Facilities
Wells Fargo Bank, N.A.	February 2012	July 2020	$400,000	$232,708	$167,292
Morgan Stanley Bank, N.A.	September 2015	September 2019	$67,936	37,206	$30,730
Barclays Bank PLC	April 2018	April 2021	$250,000	219,082	$30,918
JPMorgan Chase Bank, N.A.	October 2018	October 2021	$250,000	128,964	$121,036
Trust Certificates - Term Repurchase Facility
RSO Repo SPE Trust 2017	September 2017	September 2020	N/A	47,333	N/A
CMBS - Short-Term Repurchase Agreements
RBC Capital Markets, LLC	August 2017	April 2019	N/A	227,393	N/A
JP Morgan Securities LLC	November 2012	April 2019	N/A	70,692	N/A
Deutsche Bank Securities Inc.	March 2005	April 2019	N/A	5,066	N/A
Total (2)				$968,444

(1)	The CMBS - short-term repurchase agreements' maturity dates represent the next interest payment and extension dates. The agreements do not contain defined maturity dates.
(2)	Excludes accrued interest payable of $1.6 million and deferred debt issuance costs and discount of $4.9 million at March 31, 2019.

(Back to Index)

(Back to Index)

The following table summarizes the average principal outstanding on our term and short-term repurchase agreements during the three months ended March 31, 2019 and December 31, 2018 and the principal outstanding on our term and short-term repurchase agreements at March 31, 2019 and December 31, 2019 (in thousands, except amounts in footnotes):

	Three Months Ended March 31, 2019	At March 31, 2019	Three Months Ended December 31, 2018	At December 31, 2018
	Average Principal Outstanding	Principal Outstanding (1)(2)	Average Principal Outstanding	Principal Outstanding (1)(2)
Term and Short-Term Repurchase Agreements
Collateralized by CRE loans	$581,434	$665,293	$467,939	$559,138
Collateralized by CMBS	294,444	303,151	267,990	295,048
Total	$875,878	$968,444	$735,929	$854,186

(1)

Excludes accrued interest payable on repurchase agreements collateralized by CRE loans of $1.2 million and $1.0 million and deferred debt issuance costs and discount of $4.9 million and $5.5 million at March 31, 2019 and December 31, 2018, respectively.

(2)	Excludes accrued interest payable on repurchase agreements collateralized by CMBS of $354,000 and $773,000 at March 31, 2019 and December 31, 2018, respectively.

The following table summarizes the maximum month-end principal outstanding on our term and short-term repurchase agreements during the periods presented (in thousands):

	Maximum Month-End Principal Outstanding During the
	Three Months Ended	Years Ended December 31,
	March 31, 2019	2018	2017	2016
Term and Short-Term Repurchase Agreements (1)
Collateralized by CRE loans	$665,293	$561,382	$469,228	$379,670
Collateralized by CMBS	$305,402	$295,048	$122,574	$82,916

(1)

Increases in the maximum month-end outstanding principal balances for the periods presented result from financing assets that were originated or acquired as a direct result of the redeployment of capital into our core asset classes pursuant to the Plan.

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

Historically, we have financed the acquisition of our investments through CDOs and securitizations that essentially match the maturity and repricing dates of these financing vehicles with the maturities and repricing dates of our investments. In the past, we have derived substantial operating cash from our equity investments in our CDOs and securitizations, which will cease if the CDOs and securitizations fail to meet certain tests. Through March 31, 2019, we did not experience difficulty in maintaining our existing CDO and securitization financing and passed all of the critical tests required by these financings.

(Back to Index)

(Back to Index)

The following table sets forth the distributions received by us and coverage test summaries for our active securitizations for the periods presented (in thousands):

	Cash Distributions		Overcollateralization Cushion (1)
Name	For the Three Months Ended March 31, 2019	For the Year Ended December 31, 2018	At March 31, 2019	At the Initial Measurement Date	End of Designated Principal Reinvestment Period
RCC 2017-CRE5 (2)	$3,114	$22,843	$94,288	$20,727	July 2020
XAN 2018-RSO6 (2)	$4,853	$8,323	$25,731	$25,731	December 2020
Apidos CDO I, Ltd. (3)	$708	$—	N/A	$17,136	N/A
Apidos CDO III, Ltd. (3)	$—	$618	N/A	$11,269	N/A

(1)	Overcollateralization cushion represents the amount by which the collateral held by the securitization issuer exceeds the minimum amount required.
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

(3)	Apidos CDO I, Ltd. and Apidos CDO III, Ltd. were substantially liquidated in October 2014 and June 2015, respectively.

The following table sets forth the distributions received by us and liquidation details for our liquidated securitizations for the periods presented (in thousands):

	Cash Distributions		Liquidation Details
Name	For the Three Months Ended March 31, 2019	For the Year Ended December 31, 2018	Liquidation Date	Remaining Assets at the Liquidation Date (1)
RCC 2015-CRE3	$—	$3,529	August 2018	$80,632
RCC 2015-CRE4	$—	$4,487	July 2018	$97,825
Whitney CLO I, Ltd. (2)	$68	$—	January 2019	$—

(1)	The remaining assets at the liquidation date were returned to us in exchange for our preference share and equity notes in the respective securitization.
(2)	Whitney CLO I, Ltd. was substantially liquidated in September 2013.

At April 30, 2019, our liquidity consisted of two primary sources:

•	unrestricted cash and cash equivalents of $70.6 million; and

•	approximately $119.1 million of liquidity from available financing of unlevered CRE and CMBS positions.

Our leverage ratio, defined as the ratio of borrowings to stockholders' equity, may vary as a result of the various funding strategies we use. At March 31, 2019 and December 31, 2018, our leverage ratio was 2.9 times and 2.8 times, respectively. The leverage ratio increase was driven primarily by the increase in borrowings partially offset by the increase in stockholders' equity.

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

(Back to Index)

(Back to Index)

Contractual Obligations and Commitments

	Contractual Commitments
	(dollars in thousands, except amounts in footnotes)
	Payments due by Period
	Total	Less than 1 Year	1 - 3 Years	3 - 5 Years	More than 5 Years
At March 31, 2019:
CRE securitizations	$456,370	$—	$—	$—	$456,370
Unsecured junior subordinated debentures (1)	51,548	—	—	—	51,548
4.50% Convertible Senior Notes (2)	143,750	—	—	143,750	—
8.00% Convertible Senior Notes (3)	21,182	21,182	—	—	—
Repurchase and credit facilities (4)	970,036	340,796	629,240	—	—
Unfunded commitments on CRE loans (5)	99,890	31,051	68,839	—	—
Base management fees (6)	8,371	8,371	—	—	—
Total	$1,751,147	$401,400	$698,079	$143,750	$507,918

(1)	Contractual commitments exclude $30.0 million and $31.0 million of estimated interest expense payable through maturity, in June 2036 and October 2036, respectively, on our trust preferred securities.
(2)	Contractual commitments exclude $22.2 million of interest expense payable through maturity, in August 2022, on our 4.50% convertible senior notes due 2022.
(3)	Contractual commitments exclude $1.4 million of interest expense payable through maturity, in January 2020, on our 8.00% convertible senior notes due 2020.
(4)	Contractual commitments include $1.6 million of accrued interest payable at March 31, 2019 on our repurchase facilities.
(5)

Unfunded commitments on our originated CRE whole loans generally fall into two categories: (i) pre-approved capital improvement projects and (ii) new or additional construction costs subject, in each case, to the borrower meeting specified criteria. Upon completion of the improvements or construction, we would receive additional interest income on the advanced amount. At March 31, 2019, we had unfunded commitments on 54 CRE whole loans.

(6)

Base management fees presented are based on an estimate of base management fees payable to our Manager over the next 12 months. Our Management Agreement also provides for an incentive fee arrangement that is based on operating performance. The incentive fee is not a fixed and determinable amount, and therefore it is not included in this table.

Off-Balance Sheet Arrangements

General

At March 31, 2019, we did not maintain any relationships with unconsolidated entities or financial partnerships that were established for the purpose of facilitating off-balance sheet arrangements or contractually narrow or limited purposes, although we do have interests in unconsolidated entities not established for those purposes. Except as set forth below, at March 31, 2019, we had not guaranteed obligations of any unconsolidated entities or entered into any commitment or letter of intent to provide additional funding to any such entities.

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

As part of our May 2017 sale of our equity interest of Pearlmark Mezzanine Realty Partners IV, L.P., we entered into an indemnification agreement whereby we indemnified the purchaser against realized losses of up to $4.3 million on one mezzanine loan until its final maturity date in 2020. At March 31, 2019 and December 31, 2018, we had a contingent liability, reported in accounts payable and other liabilities on our consolidated balance sheets, of $703,000 outstanding as a reserve for probable losses on the indemnification. We did not record any additional reserve for probable losses during the three months ended March 31, 2019 and 2018.

(Back to Index)

(Back to Index)

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

At March 31, 2019, the primary component of our market risk was interest rate risk, as described below. While we do not seek to avoid risk completely, we do seek to assume risk that can be quantified from historical experience, to actively manage that risk, to earn sufficient compensation to justify assuming that risk and to maintain capital levels consistent with the risk we undertake or to which we are exposed.

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

The following sensitivity analysis table presents, at March 31, 2019, the estimated impact on the fair value of our interest rate-sensitive investments, instruments and liabilities of changes in interest rates, assuming rates instantaneously fall 100 basis points and rise 100 basis points (dollars in thousands):

	March 31, 2019
	Interest Rates Fall 100 Basis Points	Unchanged	Interest Rates Rise 100 Basis Points
Interest rate-sensitive investment securities:
Fair value	$117,564	$110,815	$105,326
Change in fair value	$6,749	$—	$(5,489)
Change as a percent of fair value	6.09%	—%	(4.95)%
Interest rate-sensitive hedging instruments:
Fair value	$(7,549)	$(1,751)	$3,600
Change in fair value	$(5,798)	$—	$5,351
Change as a percent of fair value	331%	—%	(306)%

For purposes of the table, we have excluded our investments and liabilities with variable interest rates that are indexed to the London Interbank Offered Rate. The variable rates on these instruments are short-term in nature, therefore we are not subject to material exposure from movements in fair value as a result of changes in interest rates.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended March 31, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

(Back to Index)

(Back to Index)

PART II

ITEM 1.	LEGAL PROCEEDINGS

We may become involved in litigation on various matters due to the nature of our business activities. The resolution of these matters may result in adverse judgments, fines, penalties, injunctions and other relief against us as well as monetary payments or other agreements and obligations. In addition, we may enter into settlements on certain matters in order to avoid the additional costs of engaging in litigation. Except as discussed below, we are unaware of any contingencies arising from such litigation that would require accrual or disclosure in the consolidated financial statements at March 31, 2019.

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

Four separate shareholder derivative suits purporting to assert claims on behalf of us were filed in the United States District Court for the Southern District of New York (the "Court") on the following dates by shareholders who declined to make a demand on the Board prior to filing suit: January 2017 (the "Greenberg Action"), January 2017 (the "Canoles Action"), January 2017 (the "DeCaro Action") and April 2017 (the "Gehan Action"). In May 2017, the Court consolidated the Greenberg Action, Canoles Action, DeCaro Action and Gehan Action as the "Federal Demand Futile Actions" and, in July 2017, appointed lead counsel and directed that a consolidated complaint be filed. Following consolidation, the plaintiffs in the Canoles Action and Gehan Action voluntarily dismissed their suits. The consolidated complaint in the Federal Demand Futile Actions, filed in August 2017, alleged claims for breach of fiduciary duty, corporate waste, unjust enrichment and violations of Section 14(a) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). In April 2018, the consolidated complaint in the Federal Demand Futile Actions was dismissed, but the plaintiffs thereafter filed an appeal.

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

In November 2018, following participation in a mediation program ordered by the appellate court, the parties to the Federal Demand Futile Actions and Federal Demand Refused Actions (collectively, the "Federal Actions") reached an agreement, in principle, to settle the Federal Actions, subject to a variety of terms and conditions including the execution of a settlement agreement and Court approval. Thereafter, in January 2019, the parties to the Federal Actions executed a stipulation and agreement of settlement (the "Settlement Agreement"). On March 8, 2019, the Court granted the parties' motion for an indicative ruling, holding that if the Federal Actions are remanded by the appellate court back to the district court, the Court would grant preliminary approval of the Settlement Agreement and on March 22, 2019, after such remand, the Court preliminarily approved the Settlement Agreement and scheduled a hearing for May 17, 2019 on whether to grant final approval. Under the Settlement Agreement, if approved by the Court, we would implement certain corporate governance changes and pay $550,000 in plaintiffs' attorneys' fees to be funded by our insurers and the defendants would receive a release from liability for certain claims, including all claims asserted in the Federal Actions. Among other terms and conditions, the Settlement Agreement provides that the defendants deny any and all allegations of wrongdoing and maintain that they have acted lawfully and in accordance with their fiduciary duties at all times. The Settlement Agreement further provides that the judgments dismissing the Federal Actions shall remain valid and binding unless reversed by an appellate court.

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

In April 2018, we funded $2.0 million into escrow in connection with the proposed settlement of outstanding litigation, which was settled in August 2018. We did not have any general litigation reserve at March 31, 2019 and December 31, 2018.

Primary Capital Mortgage, LLC ("PCM") is subject to litigation related to claims for repurchases or indemnifications on loans that PCM has sold to third parties. At March 31, 2019 and December 31, 2018, no such litigation demand was outstanding. Reserves for such litigation demands are included in the reserve for mortgage repurchases and indemnifications that totaled $1.7 million at March 31, 2019 and December 31, 2018. The reserves for mortgage repurchases and indemnifications are included in liabilities held for sale on the consolidated balance sheets.

(Back to Index)

(Back to Index)

ITEM 1A.	RISK FACTORS

As of the date of this report, there have been no material changes to the risk factors disclosed in our Annual Report on Form 10-K filed with the Securities and Exchange Commission ("SEC"), except we may disclose changes to such factors or disclose additional factors from time to time in our future filings with the SEC.

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
4.8(f)

Third Supplemental Indenture, dated August 16, 2017, between Resource Capital Corp. and Wells Fargo Bank, National Association, as Trustee (including the form of 4.50% Convertible Senior Note due 2022). (35)

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
10.5

Membership Interest Purchase Agreement, dated as of August 1, 2016, by and among CVC Credit Partners U.S. Lending I, L.P., Coller International Partners VII, L.P., Coller International Partners VII Parallel Fund, L.P. and Coller International Partners VII Luxembourg, SLP (solely with respect to Section 6.7 thereof), NEW NP, LLC, and Resource Capital Corp. (solely with respect to Section 6.8 thereof)).(31)

10.6	Form of Indemnification Agreement. (34)

(Back to Index)

(Back to Index)

10.7	Exchange Agreement, dated August 10, 2017, by and between Resource Capital Corp., Oaktree Real Estate Debt Holdings Ltd., INVESTIN PRO RED HOLDINGS, LLC, and Oaktree TSE-16 Real Estate Debt, LLC. (35)
31.1	Rule 13a-14(a)/Rule 15d-14(a) Certification of Chief Executive Officer.
31.2	Rule 13a-14(a)/Rule 15d-14(a) Certification of Chief Financial Officer.
32.1	Certification Pursuant to 18 U.S.C. Section 1350.
32.2	Certification Pursuant to 18 U.S.C. Section 1350.
99.1(a)

Amended and Restated Master Repurchase and Securities Contract by and between RCC Real Estate SPE 4, LLC, as Seller, and Wells Fargo Bank, National Association, as Buyer, dated as of July 19, 2018. (12)

99.1(b)	Amended and Restated Guaranty Agreement made by Exantas Capital Corp., as guarantor, and Wells Fargo Bank, National Association, dated as of July 19, 2018 (12)
99.2(a)	Master Repurchase and Securities Contract Agreement between RCC Real Estate 6, LLC and Morgan Stanley Bank, NA, dated as of September 10, 2015. (29)
99.2(b)	Second Amendment to Master Repurchase and Securities Contract Agreement between RCC Real Estate 6, LLC and Morgan Stanley Bank, N.A. dated as of September 10, 2018. (42)
99.2(c)	Guaranty dated as of September 10, 2015, made by Resource Capital Corp., as guarantor, in favor of Morgan Stanley Bank, N.A. (29)
99.3(a)	Master Repurchase Agreement between RCC Real Estate SPE 7, LLC and Barclays Bank PLC, dated as of April 10, 2018. (39)
99.3(b)	Guaranty dated as of April 10, 2018, made by Resource Capital Corp., as guarantor, in favor of Barclays Bank PLC. (39)
99.4(a)	Master Repurchase Agreement for $250,000,000 between RCC Real Estate SPE 8, LLC, as Seller, and JPMorgan Chase Bank, National Association, as Buyer, dated October 26, 2018. (41)
99.4(b)	Guarantee made by Exantas Capital Corp., as guarantor, in favor of JPMorgan Chase Bank, National Association, dated October 26, 2018. (41)
99.5(a)	Notice of Proposed Settlement of Shareholder Derivative Litigation. (44)
99.5(b)	Stipulation and Agreement of Settlement. (44)
99.6	Federal Income Tax Consequences of our Qualification as a REIT. (43)
101	Interactive Data Files.

(1)	Filed previously as an exhibit to the Company's registration statement on Form S-11, Registration No. 333-126517.
(2)	Filed previously as an exhibit to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2006.
(3)	Filed previously as an exhibit to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2006.
(4)	Filed previously as an exhibit to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2013.
(5)	Filed previously as an exhibit to the Company's Current Report on Form 8-K filed on June 26, 2014.
(6)	Filed previously as an exhibit to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2009.
(7)	Filed previously as an exhibit to the Company's Proxy Statement filed on April 16, 2014.
(8)	Filed previously as an exhibit to the Company's Registration Statement on Form S-11 (File No. 333-132836).
(9)	Filed previously as an exhibit to the Company's Registration Statement on Form 8-A filed on June 9, 2014.
(10)	Filed previously as an exhibit to the Company's Annual Report on Form 10-K for the year ended December 31, 2010.
(11)	Filed previously as an exhibit to the Company's Current Report on Form 8-K filed on March 2, 2011.
(12)	Filed previously as an exhibit to the Company's Current Report on Form 8-K filed on July 25, 2018.
(13)	Filed previously as an exhibit to the Company's Annual Report on Form 10-K for the year ended December 31, 2012 filed on March 18, 2013.
(14)	Filed previously as an exhibit to the Company's Current Report on Form 8-K filed on March 2, 2012.
(15)	Filed previously as an exhibit to the Company's Current Report on Form 8-K filed on June 13, 2012.
(16)	Filed previously as an exhibit to the Company's registration statement on Form 8-A filed on June 8, 2012.
(17)	Filed previously as an exhibit to the Company's Current Report on Form 8-K filed on June 29, 2012.
(18)	Filed previously as an exhibit to the Company's Registration Statement on Form 8-A filed on September 28, 2012.
(19)	Filed previously as an exhibit to the Company's Current Report on Form 8-K filed on September 23, 2014.
(20)	Filed previously as an exhibit to the Company's Current Report on Form 8-K filed on January 13, 2015.
(21)	Filed previously as an exhibit to the Company's Current Report on Form 8-K filed on October 1, 2012.
(22)	Filed previously as an exhibit to the Company Current Report on Form 8-K filed on November 20, 2012.
(23)	Filed previously as an exhibit to the Company's Current Report on Form 8-K filed on April 8, 2013.
(24)	Filed previously as an exhibit to the Company's Current Report on Form 8-K filed on July 25, 2013.
(25)	Filed previously as an exhibit to the Company's Current Report on Form 8-K filed on October 21, 2013.
(26)	Filed previously as an exhibit to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2014.
(27)	Filed previously as an exhibit to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2015.
(28)	Filed previously as an exhibit to the Company's Current Report on Form 8-K filed on September 1, 2015.
(29)	Filed previously as an exhibit to the Company's Current Report on Form 8-K filed on September 16, 2015.
(30)	Filed previously as an exhibit to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2016.
(31)	Filed previously as an exhibit to the Company's Current Report on Form 8-K filed on August 5, 2016.
(32)	Filed previously as an exhibit to the Company's Annual Report on Form 10-K for the year ended December 31, 2016.
(33)	Filed previously as an exhibit to the Company's Current Report on Form 8-K filed on June 8, 2017.
(34)	Filed previously as an exhibit to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2017.
(35)	Filed previously as an exhibit to the Company's Current Report on Form 8-K filed on August 16, 2017.
(36)	Filed previously as an exhibit to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2016.
(37)	Filed previously as an exhibit to the Company's Current Report on Form 8-K filed on December 18, 2017.

(Back to Index)

(Back to Index)

(38)	Filed previously as an exhibit to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2017.
(39)	Filed previously as an exhibit to the Company's Current Report on Form 8-K filed on April 12, 2018.
(40)	Filed previously as an exhibit to the Company's Current Report on Form 8-K filed on May 25, 2018.
(41)	Filed previously as an exhibit to the Company's Current Report on Form 8-K filed on October 30, 2018.
(42)	Filed previously as an exhibit to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2018.
(43)	Filed previously as an exhibit to the Company's Annual Report on Form 10-K for the year ended December 31, 2018.
(44)	Filed previously as an exhibit to the Company's Current Report on Form 8-K filed on March 27, 2019.

(Back to Index)

(Back to Index)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

EXANTAS CAPITAL CORP.
(Registrant)

May 8, 2019	By:	/s/ Robert C. Lieber
Robert C. Lieber
Chief Executive Officer

May 8, 2019	By:	/s/ David J. Bryant
David J. Bryant
Senior Vice President
Chief Financial Officer and Treasurer

May 8, 2019	By:	/s/ Eldron C. Blackwell
Eldron C. Blackwell
Vice President
Chief Accounting Officer

(Back to Index)