Form 10-Q
period 2019-06-30
Exantas Capital Corp.
filed 2019-08-07
CIK 1332551

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2019

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

The number of outstanding shares of the registrant's common stock on August 2, 2019 was 31,867,824 shares.

(Back to Index)

EXANTAS CAPITAL CORP. AND SUBSIDIARIES

INDEX TO QUARTERLY REPORT

ON FORM 10-Q

(Back to Index)

(Back to Index)

PART I

ITEM 1.	FINANCIAL STATEMENTS

EXANTAS CAPITAL CORP. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share data)

	June 30, 2019	December 31, 2018
	(unaudited)
ASSETS (1)
Cash and cash equivalents	$47,154	$82,816
Restricted cash	14,062	12,658
Accrued interest receivable	9,155	8,198
CRE loans, net of allowances of $2,597 and $1,401	1,948,492	1,551,967
Investment securities available-for-sale	445,664	418,998
Principal paydowns receivable	33,150	32,083
Investments in unconsolidated entities	1,548	1,548
Derivatives, at fair value	—	985
Other assets	4,064	4,015
Assets held for sale (amounts include $16,082 and $17,000 of legacy CRE loans held for sale in continuing operations, see Note 20)	16,448	17,645
Total assets	$2,519,737	$2,130,913
LIABILITIES (2)
Accounts payable and other liabilities	$5,278	$7,550
Management fee payable	864	938
Accrued interest payable	5,209	4,224
Borrowings	1,935,265	1,554,223
Distributions payable	8,896	7,265
Derivatives, at fair value	4,470	1,043
Accrued tax liability	33	31
Liabilities held for sale (see Note 20)	1,770	1,820
Total liabilities	1,961,785	1,577,094
STOCKHOLDERS' EQUITY
Preferred stock, par value $0.001: 10,000,000 shares authorized 8.625% Fixed-to-Floating Series C Cumulative Redeemable Preferred Stock, liquidation preference $25.00 per share; 4,800,000 and 4,800,000 shares issued and outstanding	5	5
Common stock, par value $0.001: 125,000,000 shares authorized; 31,869,894 and 31,657,499 shares issued and outstanding (including 426,771 and 422,671 of unvested restricted shares)	32	32
Additional paid-in capital	1,083,772	1,082,677
Accumulated other comprehensive income (loss)	1,677	(3,057)
Distributions in excess of earnings	(527,534)	(525,838)
Total stockholders' equity	557,952	553,819
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$2,519,737	$2,130,913

The accompanying notes are an integral part of these statements

(Back to Index)

(Back to Index)

EXANTAS CAPITAL CORP. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS - (Continued)

(in thousands, except share and per share data)

	June 30, 2019	December 31, 2018
	(unaudited)
(1) Assets of consolidated variable interest entities ("VIEs") included in total assets above:
Restricted cash	$6,132	$6,189
Accrued interest receivable	5,528	3,548
CRE loans, pledged as collateral and net of allowances of $1,718 and $763	1,266,549	700,223
Principal paydowns receivable	33,150	31,914
Other assets	106	157
Total assets of consolidated VIEs	$1,311,465	$742,031
(2) Liabilities of consolidated VIEs included in total liabilities above:
Accounts payable and other liabilities	$147	$75
Accrued interest payable	1,268	709
Borrowings	963,383	501,045
Total liabilities of consolidated VIEs	$964,798	$501,829

The accompanying notes are an integral part of these statements

(Back to Index)

(Back to Index)

EXANTAS CAPITAL CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except share and per share data)

(unaudited)

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2019	2018	2019	2018
REVENUES
Interest income:
CRE loans	$30,388	$25,435	$57,731	$47,818
Securities	6,591	4,205	12,966	7,661
Other	159	20	373	138
Total interest income	37,138	29,660	71,070	55,617
Interest expense	21,581	16,159	40,976	30,543
Net interest income	15,557	13,501	30,094	25,074
Other revenue	26	152	52	57
Total revenues	15,583	13,653	30,146	25,131
OPERATING EXPENSES
Management fees	2,251	2,812	4,334	5,625
Equity compensation	412	659	1,095	1,626
General and administrative	2,495	2,547	5,072	5,607
Depreciation and amortization	7	19	31	32
Provision for (recovery of) loan losses, net	170	—	1,195	(799)
Total operating expenses	5,335	6,037	11,727	12,091

	10,248	7,616	18,419	13,040
OTHER INCOME (EXPENSE)
Equity in earnings (losses) of unconsolidated entities	—	69	—	(223)
Net realized and unrealized gain on investment securities available-for-sale and loans and derivatives	4	932	4	290
Net realized and unrealized gain on investment securities, trading	—	58	—	53
Fair value adjustments on financial assets held for sale	(1,300)	9	(1,402)	(4,656)
Other income	51	506	152	517
Total other (expense) income	(1,245)	1,574	(1,246)	(4,019)

INCOME FROM CONTINUING OPERATIONS BEFORE TAXES	9,003	9,190	17,173	9,021
Income tax (expense) benefit	—	(1)	—	31
NET INCOME FROM CONTINUING OPERATIONS	9,003	9,189	17,173	9,052
NET LOSS FROM DISCONTINUED OPERATIONS, NET OF TAX	(112)	(450)	(149)	(203)
NET INCOME	8,891	8,739	17,024	8,849
Net income allocated to preferred shares	(2,587)	(2,587)	(5,175)	(7,797)
Consideration paid in excess of carrying value of preferred shares	—	—	—	(7,482)
NET INCOME (LOSS) ALLOCABLE TO COMMON SHARES	$6,304	$6,152	$11,849	$(6,430)

The accompanying notes are an integral part of these statements

(Back to Index)

(Back to Index)

EXANTAS CAPITAL CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS - (Continued)

(in thousands, except share and per share data)

(unaudited)

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2019	2018	2019	2018
NET INCOME (LOSS) PER COMMON SHARE - BASIC:
CONTINUING OPERATIONS	$0.20	$0.21	$0.38	$(0.20)
DISCONTINUED OPERATIONS	—	(0.01)	—	(0.01)
TOTAL NET INCOME (LOSS) PER COMMON SHARE - BASIC	$0.20	$0.20	$0.38	$(0.21)
NET INCOME (LOSS) PER COMMON SHARE - DILUTED:
CONTINUING OPERATIONS	$0.20	$0.21	$0.38	$(0.20)
DISCONTINUED OPERATIONS	—	(0.01)	—	(0.01)
TOTAL NET INCOME (LOSS) PER COMMON SHARE - DILUTED	$0.20	$0.20	$0.38	$(0.21)
WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING - BASIC	31,438,247	31,215,598	31,409,063	31,163,859
WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING - DILUTED	31,656,180	31,402,010	31,594,046	31,163,859

The accompanying notes are an integral part of these statements

(Back to Index)

(Back to Index)

EXANTAS CAPITAL CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(in thousands)

(unaudited)

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2019	2018	2019	2018
Net income	$8,891	$8,739	$17,024	$8,849
Other comprehensive income (loss):
Reclassification adjustments for realized (gains) losses on investment securities available-for-sale included in net income	(4)	—	(4)	217
Unrealized gains on investment securities available-for-sale, net	3,331	1,607	9,196	98
Reclassification adjustments associated with unrealized gains from interest rate hedges included in net income	(45)	—	(68)	—
Unrealized (losses) gains on derivatives, net	(2,697)	455	(4,390)	1,604
Total other comprehensive income	585	2,062	4,734	1,919
Comprehensive income before allocation to preferred shares	9,476	10,801	21,758	10,768
Net income allocated to preferred shares	(2,587)	(2,587)	(5,175)	(7,797)
Consideration paid in excess of carrying value of preferred shares	—	—	—	(7,482)
Comprehensive income (loss) allocable to common shares	$6,889	$8,214	$16,583	$(4,511)

The accompanying notes are an integral part of these statements

(Back to Index)

(Back to Index)

EXANTAS CAPITAL CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

FOR THE SIX MONTHS ENDED JUNE 30, 2019 AND 2018

(in thousands, except share data)

(unaudited)

	Common Stock		Series B Preferred	Series C Preferred	Additional Paid-In	Accumulated Other Comprehensive	Retained	Distributions in Excess of	Total Stockholders'
	Shares	Amount	Stock	Stock	Capital	Income (Loss)	Earnings	Earnings	Equity
Balance, January 1, 2018	31,429,892	$31	$5	$5	$1,187,911	$1,297	$—	$(517,773)	$671,476
Stock-based compensation	236,387	1	—	—	—	—	—	—	1
Amortization of stock-based compensation	—	—	—	—	1,626	—	—	—	1,626
Retirement of common stock	(7,134)	—	—	—	(70)	—	—	—	(70)
Forfeiture of unvested stock	(1,725)	—	—	—	—	—	—	—	—
Net income	—	—	—	—	—	—	8,849	—	8,849
Distributions on preferred stock	—	—	—	—	—	—	(7,797)	—	(7,797)
Preferred stock redemption	—	—	(5)	—	(107,881)	—	(7,482)	—	(115,368)
Securities available-for-sale, fair value adjustment, net	—	—	—	—	—	315	—	—	315
Designated derivatives, fair value adjustment	—	—	—	—	—	1,604	—	—	1,604
Distributions on common stock	—	—	—	—	—	—	6,430	(11,179)	(4,749)
Balance, June 30, 2018	31,657,420	$32	$—	$5	$1,081,586	$3,216	$—	$(528,952)	$555,887

Balance, January 1, 2019	31,657,499	$32	$—	$5	$1,082,677	$(3,057)	$—	$(525,838)	$553,819
Stock-based compensation	220,848	—	—	—	—	—	—	—	—
Amortization of stock-based compensation	—	—	—	—	1,095	—	—	—	1,095
Forfeiture of unvested stock	(8,453)	—	—	—	—	—	—	—	—
Net income	—	—	—	—	—	—	17,024	—	17,024
Distributions on preferred stock	—	—	—	—	—	—	(5,175)	—	(5,175)
Securities available-for-sale, fair value adjustment, net	—	—	—	—	—	9,192	—	—	9,192
Designated derivatives, fair value adjustment	—	—	—	—	—	(4,458)	—	—	(4,458)
Distributions on common stock	—	—	—	—	—	—	(11,849)	(1,696)	(13,545)
Balance, June 30, 2019	31,869,894	$32	$—	$5	$1,083,772	$1,677	$—	$(527,534)	$557,952

The accompanying notes are an integral part of these statements

(Back to Index)

(Back to Index)

EXANTAS CAPITAL CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	For the Six Months Ended
	June 30,
	2019	2018
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$17,024	$8,849
Net loss from discontinued operations, net of tax	149	203
Net income from continuing operations	17,173	9,052
Adjustments to reconcile net income from continuing operations to net cash provided by continuing operating activities:
Provision for (recovery of) loan losses, net	1,195	(799)
Depreciation, amortization and accretion	1,293	980
Amortization of stock-based compensation	1,095	1,626
Principal payments on syndicated corporate loans held for sale	—	60
Principal payments on investment securities, trading	—	241
Net realized and unrealized gain on investment securities, trading	—	(53)
Net realized and unrealized gain on investment securities available-for-sale and loans and derivatives	(4)	(290)
Fair value adjustments on financial assets held for sale	1,402	4,656
Equity in losses of unconsolidated entities	—	223
Changes in operating assets and liabilities	(4,462)	6,035
Net cash provided by continuing operating activities	17,692	21,731
Net cash (used in) provided by discontinued operating activities	(35)	621
Net cash provided by operating activities	17,657	22,352

CASH FLOWS FROM INVESTING ACTIVITIES:
Origination and purchase of loans	(616,447)	(331,473)
Principal payments received on loans	220,024	277,275
Proceeds from sale of loans	—	12,000
Purchase of investment securities available-for-sale	(38,723)	(113,855)
Principal payments on investment securities available-for-sale	24,003	8,715
Proceeds from sale of investment securities available-for-sale	638	48
Return of capital from investments in unconsolidated entities	—	10,172
Settlement of derivative instruments	—	(46)
Net cash used in continuing investing activities	(410,505)	(137,164)
Net cash provided by discontinued investing activities	135	27,557
Net cash used in investing activities	(410,370)	(109,607)

CASH FLOWS FROM FINANCING ACTIVITIES:
Retirement of common stock	—	(69)
Repurchase of preferred stock	—	(165,340)
Proceeds from borrowings:
Repurchase agreements	517,142	375,395
Securitizations	575,811	397,452
Payments on borrowings:
Repurchase agreements	(601,483)	(435,917)
Securitizations	(109,423)	(177,762)
Payment of debt issuance costs	(6,504)	(7,371)
Distributions paid on preferred stock	(5,175)	(10,082)
Distributions paid on common stock	(11,913)	(3,154)
Net cash provided by (used in) continuing financing activities	358,455	(26,848)
Net cash provided by discontinued financing activities	—	—
Net cash provided by (used in) financing activities	$358,455	$(26,848)

The accompanying notes are an integral part of these statements

(Back to Index)

(Back to Index)

EXANTAS CAPITAL CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS - (Continued)

(in thousands)

(unaudited)

	For the Six Months Ended
	June 30,
	2019	2018
NET DECREASE IN CASH AND CASH EQUIVALENTS AND RESTRICTED CASH	$(34,258)	$(114,103)
CASH AND CASH EQUIVALENTS AND RESTRICTED CASH AT BEGINNING OF PERIOD	95,474	204,364
CASH AND CASH EQUIVALENTS AND RESTRICTED CASH AT END OF PERIOD	$61,216	$90,261
SUPPLEMENTAL DISCLOSURE:
Interest expense paid in cash	$36,338	$25,867

The accompanying notes are an integral part of these statements

(Back to Index)

(Back to Index)

EXANTAS CAPITAL CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2019

(unaudited)

NOTE 1 - ORGANIZATION

Exantas Capital Corp., a Maryland corporation, and its subsidiaries (collectively, the "Company") is a real estate investment trust ("REIT") that is primarily focused on originating, holding and managing commercial real estate mortgage loans and other commercial real estate-related debt investments. The Company is externally managed by Exantas Capital Manager Inc. (the "Manager"), which is an indirect wholly-owned subsidiary of C-III Capital Partners LLC ("C-III"), a leading commercial real estate ("CRE") investment management and services company engaged in a broad range of activities. C-III is the beneficial owner of approximately 2.4% of the Company's outstanding common shares at June 30, 2019.

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

The Company conducts its operations through the use of subsidiaries that it consolidates into its financial statements. The Company's core assets are consolidated through its investment in RCC Real Estate, Inc. ("RCC RE"), a wholly-owned subsidiary that holds CRE loans, CRE-related securities and investments in CRE securitizations, which are consolidated as VIEs, as discussed in Note 3.

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

Cash and Cash Equivalents

Cash and cash equivalents include cash on hand and all highly liquid investments with original maturities of three months or less at the time of purchase. At June 30, 2019 and December 31, 2018, approximately $44.4 million and $80.4 million, respectively, of the reported cash balances exceeded the Federal Deposit Insurance Corporation and Securities Investor Protection Corporation deposit insurance limits of $250,000 per respective depository or brokerage institution. However, all of the Company's cash deposits are held at multiple, established financial institutions, in multiple accounts associated with its parent and respective consolidated subsidiaries, to minimize credit risk exposure.

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

The following table provides a reconciliation of cash, cash equivalents and restricted cash on the consolidated balance sheets to the total amount shown on the consolidated statements of cash flows (in thousands):

	June 30,
	2019	2018
Cash and cash equivalents	$47,154	$80,191
Restricted cash	14,062	10,070
Total cash, cash equivalents and restricted cash shown on the Company's consolidated statements of cash flows	$61,216	$90,261

(Back to Index)

(Back to Index)

EXANTAS CAPITAL CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

JUNE 30, 2019

(unaudited)

Discontinued Operations

The results of operations of a component or a group of components of the Company that either has been disposed of or is classified as held for sale is reported in discontinued operations if the disposal represents a strategic shift that has or will have a major effect on the Company's operations and financial results.

Income Taxes

The Company recorded a full valuation allowance against its net deferred tax assets of $54.6 million and $58.4 million (tax effected expense of $16.0 million and $15.3 million) at June 30, 2019 and December 31, 2018, respectively, as the Company believes it is more likely than not that the deferred tax assets will not be realized. This assessment was based on the Company's cumulative historical losses and uncertainties as to the amount of taxable income that would be generated in future years by the Company's taxable REIT subsidiaries.

Share-Based Compensation

Issuances of restricted stock and options are initially measured at fair value on the grant date and expensed monthly on a straight-line basis over the service period to equity compensation expense on the consolidated statements of operations, with a corresponding entry to additional paid-in capital on the consolidated balance sheets. Effective January 1, 2019, in accordance with updated guidance under GAAP, the fair value of all unvested issuances of restricted stock and options is not remeasured after the initial grant date. Previously, the Company adjusted unvested issuances of restricted stock and options to the Manager and to non-employees quarterly to reflect changes in fair value.

Recent Accounting Standards

Accounting Standards Adopted in 2019

In June 2018, the Financial Accounting Standards Board (the "FASB") issued guidance to simplify the accounting for share-based payment transactions for acquiring goods and services from nonemployees by including these payments in the scope of the guidance for share-based payments to employees. In accordance with the guidance, the Company's unvested issuances to the Manager and to non-employees granted prior to the January 1, 2019 adoption date were remeasured at fair value as of the adoption date with no subsequent remeasurement. Unvested issuances will continue to be amortized on a straight-line basis over the service period. Adoption did not have a material impact on the Company's consolidated financial statements.

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

(Back to Index)

(Back to Index)

EXANTAS CAPITAL CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

JUNE 30, 2019

(unaudited)

In January 2017, the FASB issued guidance to add the Securities and Exchange Commission ("SEC") Staff Announcement "Disclosure of the Impact that Recently Issued Accounting Standards will have on the Financial Statements of a Registrant when such Standards are Adopted in a Future Period (in accordance with Staff Accounting Bulletin Topic 11.M)." The announcement applies to the May 2014 guidance on revenue recognition from contracts with customers, the February 2016 guidance on leases and the June 2016 guidance on how credit losses for financial assets at amortized cost and certain other instruments that are measured at fair value through net income are determined. The announcement provides the SEC staff view that a registrant should evaluate certain recent accounting standards that have not yet been adopted to determine appropriate financial statement disclosures about the potential material effects of those recent accounting standards. If a registrant does not know or cannot reasonably estimate the impact that adoption of the recent accounting standards referenced in this announcement is expected to have on the financial statements, then the registrant should make a statement to that effect and consider the additional qualitative financial statement disclosures to assist the reader in assessing the significance of the impact that the recent accounting standards will have on the financial statements of the registrant when adopted. The Company completed its assessment under the new guidance on revenue recognition from contracts with customers in 2018 and on leases, see "Accounting Standards Adopted in 2019." While the Company is currently evaluating the impact of the guidance on the measurement of credit losses on financial instruments, the Company expects this standard will impact the consolidated financial statements, as described below.

In June 2016, the FASB issued guidance that will change how credit losses for most financial assets and certain other instruments that are measured at fair value through net income are determined. The new guidance will replace the current incurred loss approach with an expected loss model for instruments measured at amortized cost. For available-for-sale debt securities, the guidance requires recording allowances rather than reducing the carrying amount, as it is currently under the other-than-temporary impairment model. It also simplifies the accounting model for credit-impaired debt securities and loans. This guidance is effective for annual reporting periods beginning after December 15, 2019, and interim periods within that reporting period, with any adjustments reflected as of the beginning of the fiscal year of adoption. While the Company is currently evaluating the impact of this new guidance, the Company expects this standard will impact the consolidated financial statements, in particular the level of the provision for loan losses.

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

Consolidated VIEs (the Company is the primary beneficiary)

Based on management's analysis, the Company was the primary beneficiary of six and five VIEs at June 30, 2019 and December 31, 2018, respectively (collectively, the "Consolidated VIEs").

The Consolidated VIEs are CRE securitizations, CDOs and collateralized loan obligations that were formed on behalf of the Company to invest in real estate-related securities, commercial mortgage-backed securities ("CMBS"), syndicated corporate loans, corporate bonds and asset-backed securities ("ABS") and were financed by the issuance of debt securities. The Manager, with the help of C-III Asset Management LLC ("C3AM"), a subsidiary of C-III, manages the CRE-related entities. By financing these assets with long-term borrowings through the issuance of debt securities, the Company seeks to generate attractive risk-adjusted equity returns and to match the term of its assets and liabilities. The primary beneficiary determination for each of these VIEs was made at each VIE's inception and is continually assessed.

(Back to Index)

(Back to Index)

EXANTAS CAPITAL CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

JUNE 30, 2019

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

Creditors of the Company's Consolidated VIEs have no recourse to the general credit of the Company, nor to each other. During the six months ended June 30, 2019 and 2018, the Company did not provide any financial support to any of its VIEs nor does it have any requirement to do so, although it may choose to do so in the future to maximize future cash flows on such investments by the Company. There are no explicit arrangements that obligate the Company to provide financial support to any of its Consolidated VIEs.

The following table shows the classification and carrying values of assets and liabilities of the Company's Consolidated VIEs at June 30, 2019 (in thousands):

	CRE Securitizations	Other	Total
ASSETS
Restricted cash	$5,700	$432	$6,132
Accrued interest receivable	5,528	—	5,528
CRE loans, pledged as collateral	1,266,549	—	1,266,549
Principal paydowns receivable	33,150	—	33,150
Other assets	106	—	106
Total assets (1)	$1,311,033	$432	$1,311,465

LIABILITIES
Accounts payable and other liabilities	$147	$—	$147
Accrued interest payable	1,268	—	1,268
Borrowings	963,383	—	963,383
Total liabilities	$964,798	$—	$964,798

(1)	Assets of each of the Consolidated VIEs may only be used to settle the obligations of each respective VIE.

Unconsolidated VIEs (the Company is not the primary beneficiary, but has a variable interest)

Based on management's analysis, the Company is not the primary beneficiary of the VIEs discussed below since it does not have both (i) the power to direct the activities that most significantly impact the VIE's economic performance and (ii) the obligation to absorb the losses of the VIE or the right to receive the benefits from the VIE, which could be significant to the VIE. Accordingly, the following VIEs are not consolidated in the Company's financial statements at June 30, 2019. The Company's maximum exposure to risk for each of these unconsolidated VIEs is set forth in the "Maximum Exposure to Loss" column in the table below.

Unsecured Junior Subordinated Debentures

The Company has a 100% interest in the common shares of Resource Capital Trust I ("RCT I") and RCC Trust II ("RCT II"), respectively, with a value of $1.5 million in the aggregate, or 3.0% of each trust, at June 30, 2019. RCT I and RCT II were formed for the purposes of providing debt financing to the Company. The Company completed a qualitative analysis to determine whether or not it is the primary beneficiary of each of the trusts and determined that it was not the primary beneficiary of either trust because it does not have the power to direct the activities most significant to the trusts, which include the collection of principal and interest through servicing rights. Accordingly, neither trust is consolidated into the Company's consolidated financial statements.

(Back to Index)

(Back to Index)

EXANTAS CAPITAL CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

JUNE 30, 2019

(unaudited)

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

WC Newhall MM, LLC

In June 2019, the Company invested $5.5 million in the preferred equity of WC Newhall MM, LLC ("Santa Clarita"), a joint venture between the Company and two unrelated third parties ("Sponsor Members"). Santa Clarita was formed for the purpose of refinancing a self-storage CRE property. The Sponsor Members manage the daily operations of the property. The Company determined that although its investment in Santa Clarita represented a variable interest, its investment did not provide the Company with a controlling financial interest. The Company accounts for its investment in Santa Clarita's preferred equity as a CRE loan on its consolidated financial statements.

The following table shows the classification, carrying value and maximum exposure to loss with respect to the Company's unconsolidated VIEs at June 30, 2019 (in thousands):

	Unsecured Junior Subordinated Debentures	C40	Prospect Hackensack	Santa Clarita	Total	Maximum Exposure to Loss
ASSETS
Accrued interest receivable	$110	$167	$—	$—	$277	$—
CRE loans	—	—	19,994	5,416	25,410	$25,410
Investment securities available-for-sale (1)	—	21,952	—	—	21,952	$21,709
Investments in unconsolidated entities	1,548	—	—	—	1,548	$1,548
Total assets	1,658	22,119	19,994	5,416	49,187

LIABILITIES
Accrued interest payable	716	—	—	—	716	N/A
Borrowings	51,548	—	—	—	51,548	N/A
Total liabilities	52,264	—	—	—	52,264	N/A
Net (liability) asset	$(50,606)	$22,119	$19,994	$5,416	$(3,077)	N/A

(1)	The Company's investment in C40 is carried at fair value and its maximum exposure to loss is the amortized cost of the investment.

At June 30, 2019, there were no explicit arrangements or implicit variable interests that could require the Company to provide financial support to any of its unconsolidated VIEs.

(Back to Index)

(Back to Index)

EXANTAS CAPITAL CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

JUNE 30, 2019

(unaudited)

NOTE 4 - SUPPLEMENTAL CASH FLOW INFORMATION

The following table summarizes the Company's supplemental disclosure of cash flow information (in thousands):

	For the Six Months Ended
	June 30,
	2019	2018
Non-cash continuing financing activities include the following:
Distributions on common stock accrued but not paid	$7,172	$3,166
Distributions on preferred stock accrued but not paid	$1,725	$1,725

(Back to Index)

(Back to Index)

EXANTAS CAPITAL CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

JUNE 30, 2019

(unaudited)

NOTE 5 - LOANS

The following is a summary of the Company's loans (dollars in thousands, except amounts in footnotes):

Description	Quantity	Principal	Unamortized (Discount) Premium, net (1)	Amortized Cost	Allowance for Loan Losses	Carrying Value (2)	Contractual Interest Rates (3)	Maturity Dates (4)(5)
At June 30, 2019:
CRE loans held for investment:
Whole loans (6)	117	$1,928,828	$(7,849)	$1,920,979	$(2,597)	$1,918,382	1M LIBOR plus 2.70% to 1M LIBOR plus 6.25%	July 2019 to July 2022
Mezzanine loan	1	4,700	—	4,700	—	4,700	10.00%	June 2028
Preferred equity investments (see Note 3) (6)(7)(8)	2	25,565	(155)	25,410	—	25,410	11.00% to 11.50%	June 2022 to April 2025
Total CRE loans held for investment		$1,959,093	$(8,004)	$1,951,089	$(2,597)	$1,948,492

At December 31, 2018:
CRE loans held for investment:
Whole loans (6)	79	$1,538,759	$(9,646)	$1,529,113	$(1,401)	$1,527,712	1M LIBOR plus 2.70% to 1M LIBOR plus 6.25%	January 2019 to January 2022
Mezzanine loan	1	4,700	—	4,700	—	4,700	10.00%	June 2028
Preferred equity investment (see Note 3) (6)(7)(8)	1	19,718	(163)	19,555	—	19,555	11.50%	April 2025
Total CRE loans held for investment		$1,563,177	$(9,809)	$1,553,368	$(1,401)	$1,551,967

(1)

Amounts include unamortized loan origination fees of $10.0 million and $9.6 million and deferred amendment fees of $245,000 and $171,000 at June 30, 2019 and December 31, 2018, respectively. Additionally, the amounts include unamortized loan acquisition costs of $2.3 million at June 30, 2019. There were no unamortized loan acquisition costs at December 31, 2018.

(2)	Substantially all loans are pledged as collateral under various borrowings at June 30, 2019 and December 31, 2018.
(3)	LIBOR refers to the London Interbank Offered Rate.
(4)	Maturity dates exclude contractual extension options, subject to the satisfaction of certain terms that may be available to the borrowers.
(5)

Maturity dates exclude one whole loan, with an amortized cost of $11.5 million, in maturity default and performing with respect to debt service due in accordance with a forbearance agreement at June 30, 2019 and December 31, 2018.

(6)

Whole loans had $119.7 million and $108.1 million in unfunded loan commitments at June 30, 2019 and December 31, 2018, respectively. Preferred equity investments had $3.2 million in unfunded commitments at June 30, 2019. There were no preferred equity investment unfunded commitments at December 31, 2018. These unfunded loan commitments are advanced as the borrowers formally request additional funding and meet certain benchmarks, as permitted under the loan agreement, and any necessary approvals have been obtained.

(7)	The interest rate on the Company's preferred equity investments each pay currently at 8.00%. The remaining interest is deferred until maturity.
(8)	Beginning in April 2023, the Company has the right to unilaterally force the sale of Prospect Hackensack's underlying property.

(Back to Index)

(Back to Index)

EXANTAS CAPITAL CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

JUNE 30, 2019

(unaudited)

The following is a summary of the contractual maturities, assuming full exercise of the extension options available to the borrowers, of the Company's CRE loans held for investment, at amortized cost (in thousands, except amount in the footnote):

Description	2019	2020	2021 and Thereafter	Total
At June 30, 2019:
Whole loans (1)	$10,399	$167,483	$1,731,581	$1,909,463
Mezzanine loan	—	—	4,700	4,700
Preferred equity investments	—	—	25,410	25,410
Total CRE loans (1)	$10,399	$167,483	$1,761,691	$1,939,573

Description	2019	2020	2021 and Thereafter	Total
At December 31, 2018:
Whole loans (1)	$10,379	$182,422	$1,324,797	$1,517,598
Mezzanine loan	—	—	4,700	4,700
Preferred equity investment	—	—	19,555	19,555
Total CRE loans (1)	$10,379	$182,422	$1,349,052	$1,541,853

(1)

Excludes one whole loan, with an amortized cost of $11.5 million, in maturity default and performing with respect to debt service due in accordance with a forbearance agreement at June 30, 2019 and December 31, 2018.

At June 30, 2019, approximately 23.8%, 21.6% and 13.5% of the Company's CRE loan portfolio was concentrated in the Southwest, Mountain and Pacific regions, respectively, based on carrying value, as defined by the National Council of Real Estate Investment Fiduciaries. At December 31, 2018, approximately 32.3%, 20.9%, and 17.1% of the Company's CRE loan portfolio was concentrated in the Southwest, Mountain and Pacific regions, respectively, based on carrying value.

Principal Paydowns Receivable

Principal paydowns receivable represents loan principal payments that have been received by the Company's servicers and trustees but have not been remitted to the Company. At June 30, 2019, the Company had $33.2 million of loan principal paydowns receivable, all of which was received in cash by the Company in July 2019. At December 31, 2018, the Company had $32.1 million of loan principal paydowns receivable, all of which was received in cash by the Company in January 2019.

(Back to Index)

(Back to Index)

EXANTAS CAPITAL CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

JUNE 30, 2019

(unaudited)

NOTE 6 - FINANCING RECEIVABLES

The following tables show the activity in the allowance for loan losses for the six months ended June 30, 2019 and year ended December 31, 2018 and the allowance for loan losses and recorded investments in loans at June 30, 2019 and December 31, 2018 (in thousands, except amount in the footnote):

	Six Months Ended June 30, 2019	Year Ended December 31, 2018
	Commercial Real Estate Loans	Commercial Real Estate Loans
Allowance for loan losses:
Allowance for loan losses at beginning of period	$1,401	$5,328
Provision for (recovery of) loan losses, net (1)	1,196	(1,595)
Loans charged-off	—	(2,332)
Allowance for loan losses at end of period	$2,597	$1,401

(1)

Excludes the recovery of loan losses on one bank loan with no amortized cost or carrying value at June 30, 2019 and December 31, 2018 that received a payment of approximately $1,000 during the six months ended June 30, 2019.

	June 30, 2019	December 31, 2018
	Commercial Real Estate Loans	Commercial Real Estate Loans
Allowance for loan losses ending balance:
Individually evaluated for impairment	$—	$—
Collectively evaluated for impairment	$2,597	$1,401
Loans:
Amortized cost ending balance:
Individually evaluated for impairment (1)	$30,110	$24,255
Collectively evaluated for impairment	$1,920,979	$1,529,113

(1)	The Company's mezzanine loan and preferred equity investments are evaluated individually for impairment.

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

JUNE 30, 2019

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

The Company's mezzanine loan and preferred equity investments are evaluated individually for impairment.

(Back to Index)

(Back to Index)

EXANTAS CAPITAL CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

JUNE 30, 2019

(unaudited)

Credit risk profiles of CRE loans at amortized cost and legacy CRE loans held for sale at the lower of cost or fair value were as follows (in thousands, except amounts in footnotes):

	Rating 1	Rating 2	Rating 3 (1)	Rating 4	Rating 5	Held for Sale (2)	Total
At June 30, 2019:
Whole loans	$—	$1,758,536	$158,095	$4,348	$—	$—	$1,920,979
Mezzanine loan (3)	—	4,700	—	—	—	—	4,700
Preferred equity investments (3)	—	25,410	—	—	—	—	25,410
Legacy CRE loans held for sale	—	—	—	—	—	16,082	16,082
Total	$—	$1,788,646	$158,095	$4,348	$—	$16,082	$1,967,171

At December 31, 2018:
Whole loans	$—	$1,447,206	$77,067	$4,840	$—	$—	$1,529,113
Mezzanine loan (3)	—	4,700	—	—	—	—	4,700
Preferred equity investment (3)	—	19,555	—	—	—	—	19,555
Legacy CRE loans held for sale	—	—	—	—	—	17,000	17,000
Total	$—	$1,471,461	$77,067	$4,840	$—	$17,000	$1,570,368

(1)

Includes one whole loan, with an amortized cost of $11.5 million, which was in maturity default at June 30, 2019 and December 31, 2018. The loan is performing with respect to debt service due in accordance with a forbearance agreement at June 30, 2019 and December 31, 2018.

(2)	Includes one legacy CRE loan that was in default with a total carrying value of $16.1 million and $17.0 million at June 30, 2019 and December 31, 2018, respectively.
(3)	The Company's mezzanine loan and preferred equity investments are evaluated individually for impairment.

Loan Portfolios Aging Analysis

The following table presents the CRE loan portfolio aging analysis as of the dates indicated for CRE loans at amortized cost and legacy CRE loans held for sale at the lower of cost or fair value (in thousands, except amounts in footnotes):

	30-59 Days	60-89 Days	Greater than 90 Days (1)(2)	Total Past Due	Current	Total Loans Receivable	Total Loans > 90 Days and Accruing (1)
At June 30, 2019:
Whole loans	$—	$—	$11,516	$11,516	$1,909,463	$1,920,979	$11,516
Mezzanine loan	—	—	—	—	4,700	4,700	—
Preferred equity investments	—	—	—	—	25,410	25,410	—
Legacy CRE loans held for sale	—	—	16,082	16,082	—	16,082	—
Total	$—	$—	$27,598	$27,598	$1,939,573	$1,967,171	$11,516

At December 31, 2018:
Whole loans	$—	$—	$11,516	$11,516	$1,517,597	$1,529,113	$11,516
Mezzanine loan	—	—	—	—	4,700	4,700	—
Preferred equity investment	—	—	—	—	19,555	19,555	—
Legacy CRE loans held for sale	—	—	17,000	17,000	—	17,000	—
Total	$—	$—	$28,516	$28,516	$1,541,852	$1,570,368	$11,516

(1)

Includes one whole loan, with an amortized cost of $11.5 million, which was in maturity default at June 30, 2019 and December 31, 2018. The loan is performing with respect to debt service due in accordance with a forbearance agreement at June 30, 2019 and December 31, 2018. During the three and six months ended June 30, 2019, the Company recognized interest income of $165,000 and $330,000, respectively, on this whole loan. During the three and six months ended June 30, 2018, the Company recognized $152,000 and $302,000, respectively, on this whole loan.

(2)	Includes one legacy CRE loan that was in default with a total carrying value of $16.1 million and $17.0 million at June 30, 2019 and December 31, 2018, respectively.

Impaired Loans

The Company did not have any impaired loans at June 30, 2019 and December 31, 2018.

(Back to Index)

(Back to Index)

EXANTAS CAPITAL CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

JUNE 30, 2019

(unaudited)

Troubled-Debt Restructurings ("TDRs")

There were no TDRs for the six months ended June 30, 2019 and 2018.

NOTE 7 - INVESTMENT SECURITIES AVAILABLE-FOR-SALE

The following table summarizes the Company's investment securities available-for-sale, carried at fair value, including those pledged as collateral (in thousands, except amounts in the footnote):

	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value (1)
At June 30, 2019:
CMBS, fixed rate	$118,753	$5,833	$(738)	$123,848
CMBS, floating rate	321,341	1,324	(849)	321,816
Total	$440,094	$7,157	$(1,587)	$445,664
At December 31, 2018:
CMBS, fixed rate	$121,487	$559	$(2,307)	$119,739
CMBS, floating rate	301,132	253	(2,126)	299,259
Total	$422,619	$812	$(4,433)	$418,998

(1)

At June 30, 2019 and December 31, 2018, investment securities available-for-sale with fair values of $420.2 million and $388.4 million, respectively, were pledged as collateral under related financings.

The following table summarizes the estimated payoff dates of the Company's investment securities available-for-sale according to their estimated weighted average life classifications (dollars in thousands, except amounts in footnotes):

	June 30, 2019			December 31, 2018
	Amortized Cost (1)	Fair Value (1)	Weighted Average Coupon	Amortized Cost (1)	Fair Value (1)	Weighted Average Coupon
Less than one year (2)	$91,948	$91,924	5.55%	$126,446	$126,014	5.76%
Greater than one year and less than five years	133,745	134,728	5.53%	98,220	97,083	5.21%
Greater than five years and less than ten years	214,401	219,012	4.08%	197,953	195,901	4.06%
Total	$440,094	$445,664	4.76%	$422,619	$418,998	4.76%

(1)

Includes CMBS positions subject to other-than-temporary-impairment that have no stated coupon rates that are excluded from the calculation of the weighted average coupon rate. The positions with greater than one year and less than five years of projected life had amortized costs of $106,000 and $105,000 and no fair values at June 30, 2019 and December 31, 2018, respectively. There were no positions subject to other-than-temporary impairment with projected lives less than one year and greater than five years and less than ten years at June 30, 2019 and December 31, 2018.

(2)	The Company expects that the payoff dates of these CMBS will either be extended or that the securities will be paid off in full.

At June 30, 2019, the contractual maturities, which may be different than the estimated weighted average lives reflected in the table above, of the CMBS investment securities available-for-sale range from December 2024 to August 2061.

The following table summarizes the fair value, gross unrealized losses and number of securities aggregated by investment category and the length of time that individual investment securities available-for-sale have been in a continuous unrealized loss position during the periods specified (dollars in thousands):

	Less than 12 Months			More than 12 Months			Total
	Fair Value	Unrealized Losses	Number of Securities	Fair Value	Unrealized Losses	Number of Securities	Fair Value	Unrealized Losses	Number of Securities
At June 30, 2019:
CMBS	$118,681	$(1,505)	21	$1,624	$(82)	6	$120,305	$(1,587)	27

At December 31, 2018:
CMBS	$329,441	$(4,001)	49	$6,757	$(432)	7	$336,198	$(4,433)	56

The unrealized losses in the above table are considered to be temporary impairments due to market factors and are not reflective of credit deterioration.

(Back to Index)

(Back to Index)

EXANTAS CAPITAL CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

JUNE 30, 2019

(unaudited)

The Company recognized no other-than-temporary impairments on its investment securities available-for-sale for the three and six months ended June 30, 2019 and 2018.

The following table summarizes the Company's sales and redemptions of investment securities available-for-sale for the three and six months ended June 30, 2019 and 2018 (dollars in thousands):

	For the Three Months Ended					For the Six Months Ended
	Positions Sold/Redeemed	Par Amount Sold/Redeemed	Amortized Cost	Realized Gain	Proceeds	Positions Sold/Redeemed	Par Amount Sold/Redeemed	Amortized Cost	Realized Gain (Loss)	Proceeds
June 30, 2019:
CMBS	1	$634	$634	$4	$638	1	$634	$634	$4	$638
June 30, 2018:
ABS	—	$—	$—	$—	$—	2	$411	$265	$(217)	$48

NOTE 8 - INVESTMENTS IN UNCONSOLIDATED ENTITIES

The following table summarizes the Company's investments in unconsolidated entities at June 30, 2019 and December 31, 2018 and equity in earnings (losses) of unconsolidated entities for the three and six months ended June 30, 2019 and 2018 (dollars in thousands, except amount in the footnotes):

				Equity in Earnings (Losses) of Unconsolidated Entities
	Ownership % at			For the Three Months Ended		For the Six Months Ended
	June 30, 2019	June 30, 2019	December 31, 2018	June 30, 2019	June 30, 2018	June 30, 2019	June 30, 2018
Pelium Capital (1)	—%	$—	$—	$—	$75	$—	$(230)
RCM Global	—%	—	—	—	(6)	—	7
Subtotal		—	—	—	69	—	(223)
Investment in RCT I and II (2)	3.0%	1,548	1,548	26	24	52	46
Total		$1,548	$1,548	$26	$93	$52	$(177)

(1)	During the six months ended June 30, 2018, the Company received distributions of $10.2 million on its investment in Pelium Capital Partners, L.P. ("Pelium Capital").
(2)

During the three and six months ended June 30, 2019 and 2018, dividends from the investments in RCT I and RCT II's common shares are recorded in other revenue. See Note 9 for the disclosures on the associated unsecured junior subordinated debentures.

In 2018, Pelium Capital and RCM Global LLC were fully liquidated.

(Back to Index)

(Back to Index)

EXANTAS CAPITAL CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

JUNE 30, 2019

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

	Principal Outstanding	Unamortized Issuance Costs and Discounts	Outstanding Borrowings	Weighted Average Borrowing Rate	Weighted Average Remaining Maturity	Value of Collateral
At June 30, 2019:
XAN 2018-RSO6 Senior Notes	$397,280	$3,629	$393,651	3.49%	16.0 years	$514,052
XAN 2019-RSO7 Senior Notes	575,811	6,079	569,732	3.69%	16.8 years	687,168
Unsecured junior subordinated debentures	51,548	—	51,548	6.54%	17.2 years	—
4.50% Convertible Senior Notes	143,750	11,866	131,884	4.50%	3.1 years	—
8.00% Convertible Senior Notes	21,182	124	21,058	8.00%	199 days	—
CRE - term repurchase facilities (1)	401,147	4,055	397,092	4.45%	1.3 years	544,674
Trust certificates - term repurchase facility (2)	42,102	199	41,903	6.34%	1.2 years	113,453
CMBS - short term repurchase agreements (3)	328,397	—	328,397	3.57%	20 days	437,731
Total	$1,961,217	$25,952	$1,935,265	4.02%	9.2 years	$2,297,078

	Principal Outstanding	Unamortized Issuance Costs and Discounts	Outstanding Borrowings	Weighted Average Borrowing Rate	Weighted Average Remaining Maturity	Value of Collateral
At December 31, 2018:
RCC 2017-CRE5 Senior Notes	$109,250	$1,121	$108,129	3.76%	15.6 years	$228,031
XAN 2018-RSO6 Senior Notes	397,452	4,536	392,916	3.55%	16.5 years	514,225
Unsecured junior subordinated debentures	51,548	—	51,548	6.61%	17.7 years	—
4.50% Convertible Senior Notes	143,750	13,504	130,246	4.50%	3.6 years	—
8.00% Convertible Senior Notes	21,182	238	20,944	8.00%	1.0 year	—
CRE - term repurchase facilities (1)	512,716	5,269	507,447	4.47%	2.0 years	696,215
Trust certificates - term repurchase facilities (2)	47,451	279	47,172	6.41%	1.7 years	118,780
CMBS - short term repurchase agreements (3)	295,821	—	295,821	3.63%	19 days	395,868
Total	$1,579,170	$24,947	$1,554,223	4.21%	6.9 years	$1,953,119

(1)	Principal outstanding includes accrued interest payable of $605,000 and $911,000 at June 30, 2019 and December 31, 2018, respectively.
(2)	Principal outstanding includes accrued interest payable of $96,000 and $118,000 at June 30, 2019 and December 31, 2018, respectively.
(3)	Principal outstanding includes accrued interest payable of $398,000 and $773,000 at June 30, 2019 and December 31, 2018, respectively.

Securitizations

The following table sets forth certain information with respect to the Company's consolidated securitizations at June 30, 2019 (in thousands):

	Closing Date	Maturity Date	End of Designated Principal Reinvestment Period (1)	Total Note Paydowns Received from Closing Date through June 30, 2019
RCC 2017-CRE5 (2)	July 2017	July 2034	July 2020	$251,449
XAN 2018-RSO6	June 2018	June 2035	December 2020	$172
XAN 2019-RSO7	April 2019	April 2036	April 2022	$—

(1)

The designated principal reinvestment period is the period in which principal repayments can be utilized to purchase loans held outside of the respective securitization that represent the funded commitments of existing collateral in the respective securitization that were not funded as of the date the respective securitization was closed.

(2)	The remaining outstanding balance of third-party owned notes of Resource Capital Corp. 2017-CRE5, Ltd. ("RCC 2017-CRE5") were paid off in May 2019.

(Back to Index)

(Back to Index)

EXANTAS CAPITAL CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

JUNE 30, 2019

(unaudited)

The investments held by the Company's securitizations collateralize the securitizations' borrowings and, as a result, are not available to the Company, its creditors, or stockholders. All senior notes of the securitizations held by the Company at June 30, 2019 and December 31, 2018 were eliminated in consolidation.

RCC 2017-CRE5

In July 2017, the Company closed RCC 2017-CRE5, a $376.7 million CRE securitization transaction that provided financing for transitional CRE loans. In May 2019, the Company paid off all of the outstanding, third-party owned senior notes from the payoff proceeds of certain of the securitization's assets. In July 2019, the Company exercised the optional redemption feature of the securitization.

XAN 2019-RSO7

In April 2019, the Company closed Exantas Capital Corp. 2019-RSO7, Ltd. ("XAN 2019-RSO7"), a $687.2 million CRE debt securitization transaction that provided financing for CRE loans. XAN 2019-RSO7 issued a total of $585.8 million of non-recourse, floating-rate notes at par, of which RCC RE purchased $10.0 million, or approximately 20%, of the Class D notes. Additionally, RCC RE purchased 100% of the Class E and Class F notes and a subsidiary of RCC RE purchased 100% of the outstanding preference shares. The notes purchased by RCC RE are subordinated in right of payment to all other senior notes issued by XAN 2019-RSO7, but are senior in right of payment to the preference shares. The preference shares are subordinated in right of payment to all other securities issued by XAN 2019-RSO7.

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

JUNE 30, 2019

(unaudited)

Repurchase and Credit Facilities

Borrowings under the Company's repurchase agreements are guaranteed by the Company or one of its subsidiaries. The following table sets forth certain information with respect to the Company's repurchase agreements (dollars in thousands, except amounts in footnotes):

	June 30, 2019				December 31, 2018
	Outstanding Borrowings (1)	Value of Collateral	Number of Positions as Collateral	Weighted Average Interest Rate	Outstanding Borrowings (1)	Value of Collateral	Number of Positions as Collateral	Weighted Average Interest Rate
CRE - Term Repurchase Facilities
Wells Fargo Bank, N.A. (2)	$247,517	$335,812	32	4.37%	$154,478	$226,530	13	4.33%
Morgan Stanley Bank, N.A. (3)	37,137	62,665	3	5.03%	37,113	62,457	3	5.09%
Barclays Bank PLC (4)	65,628	84,209	8	4.59%	240,416	308,389	11	4.51%
JPMorgan Chase Bank, N.A. (5)	46,810	61,988	3	4.22%	75,440	98,839	5	4.30%

Trust Certificates - Term Repurchase Facilities
RSO Repo SPE Trust 2017 (6)	41,903	113,453	2	6.34%	47,172	118,780	2	6.41%

CMBS - Short-Term Repurchase Agreements
RBC Capital Markets, LLC	216,167	276,512	30	3.55%	246,476	313,644	33	3.64%
JP Morgan Securities LLC	89,560	118,345	18	3.57%	42,040	73,066	13	3.57%
Deutsche Bank Securities Inc.	22,670	42,874	5	3.75%	7,305	9,158	5	3.98%
Total	$767,392	$1,095,858			$850,440	$1,210,863

(1)	Outstanding borrowings include accrued interest payable.
(2)	Includes $1.1 million and $1.6 million of deferred debt issuance costs at June 30, 2019 and December 31, 2018, respectively.
(3)	Includes $137,000 and $167,000 of deferred debt issuance costs at June 30, 2019 and December 31, 2018, respectively.
(4)	Includes $1.1 million and $1.5 million of deferred debt issuance costs at June 30, 2019 and December 31, 2018, respectively.
(5)	Includes $1.6 million and $2.0 million of deferred debt issuance costs at June 30, 2019 and December 31, 2018, respectively.
(6)	Includes $146,000 and $204,000 of deferred debt issuance costs at June 30, 2019 and December 31, 2018, respectively.

The following table shows information about the amount at risk under the repurchase facilities at June 30, 2019 (dollars in thousands):

	Amount at Risk (1)	Weighted Average Remaining Maturity	Weighted Average Interest Rate
At June 30, 2019:
CRE - Term Repurchase Facilities
Wells Fargo Bank, N.A.	$88,544	1.1 years	4.37%
Morgan Stanley Bank, N.A.	$25,690	72 days	5.03%
Barclays Bank PLC	$17,739	1.8 years	4.59%
JPMorgan Chase Bank, N.A.	$13,631	2.3 years	4.22%
Trust Certificates - Term Repurchase Facility
RSO Repo SPE Trust 2017	$71,440	1.2 years	6.34%
CMBS - Short-Term Repurchase Agreements
RBC Capital Markets, LLC	$60,817	20 days	3.55%
JP Morgan Securities LLC	$29,118	12 days	3.57%
Deutsche Bank Securities Inc.	$20,295	49 days	3.75%

(1)	Equal to the total of the estimated fair value of securities or loans sold and accrued interest receivable, minus the total of the repurchase agreement liabilities and accrued interest payable.

The Company was in compliance with all covenants in each of the respective agreements at June 30, 2019.

(Back to Index)

(Back to Index)

EXANTAS CAPITAL CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

JUNE 30, 2019

(unaudited)

CRE - Term Repurchase Facilities

In July 2018, the Company's wholly-owned subsidiary entered into an amended and restated master agreement (the "2018 Facility") with Wells Fargo Bank, N.A. ("Wells Fargo") to finance the origination and acquisition of CRE loans. In May 2019, the Company executed an amendment of the 2018 Facility, amending certain terms to add an available loan servicer and to update references in connection with an amended fee letter.

Trust Certifications - Term Repurchase Facility

In September 2017, the Company's wholly-owned subsidiary entered into a repurchase and securities agreement (the "2017 Term Repurchase Trust Facility") with RSO Repo SPE Trust 2017. In July 2019, the Company paid off the outstanding balance of the 2017 Term Repurchase Trust Facility in connection with the redemption of RCC 2017-CRE5.

Contractual maturity dates of the Company's borrowings' principal outstanding by category and year are presented in the table below (in thousands):

	Total	2019	2020	2021	2022	2023 and Thereafter
At June 30, 2019:
CRE securitizations	$973,091	$—	$—	$—	$—	$973,091
Unsecured junior subordinated debentures	51,548	—	—	—	—	51,548
4.50% Convertible Senior Notes	143,750	—	—	—	143,750	—
8.00% Convertible Senior Notes	21,182	—	21,182	—	—	—
Repurchase and credit facilities	771,646	365,671	290,750	115,225	—	—
Total	$1,961,217	$365,671	$311,932	$115,225	$143,750	$1,024,639

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

At June 30, 2019, the Company had 4.8 million shares of Series C Preferred Stock outstanding, with a weighted average issuance price, excluding offering costs, of $25.00.

Under a share repurchase plan authorized by the Board in August 2015, the Company was authorized to repurchase up to $50.0 million of its outstanding equity and debt securities. In March 2016, the Board approved a new securities repurchase program for up to $50.0 million of its outstanding securities, which replaced the August 2015 repurchase plan. During the three and six months ended June 30, 2019 and 2018, the Company did not repurchase any shares of its common or preferred stock through this program. At June 30, 2019, $44.9 million remains available under this repurchase plan.

(Back to Index)

(Back to Index)

EXANTAS CAPITAL CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

JUNE 30, 2019

(unaudited)

NOTE 11 - SHARE-BASED COMPENSATION

In June 2019, the Company's shareholders approved the Exantas Capital Corp. Second Amended and Restated Omnibus Equity Compensation Plan (the "June 2019 Plan"), which amended the May 2014 plan. The June 2019 Plan (i) increased the number of shares authorized for issuance from 3,275,000 shares to 4,775,000 shares; (ii) extended the expiration date from May 2024 to June 2029; and (iii) made other clarifying and updating amendments.

The following table summarizes the Company's restricted common stock transactions:

	Non-Employee Directors	Non- Employees (1)	Former Employees	Total
Unvested shares at January 1, 2019	30,234	386,628	5,809	422,671
Issued	24,650	196,198	—	220,848
Vested	(27,032)	(175,454)	(5,809)	(208,295)
Forfeited	—	(8,453)	—	(8,453)
Unvested shares at June 30, 2019	27,852	398,919	—	426,771

(1)	Non-employees are employees of C-III or Resource America, Inc. ("Resource America").

The fair value at grant date of the shares of restricted common stock granted to non-employees during the six months ended June 30, 2019 and 2018 was $2.0 million. The fair values at grant date of shares of restricted common stock issued to the Company's eight non-employee directors during the six months ended June 30, 2019 and 2018 were $265,000 and $255,000, respectively.

At June 30, 2019, the total unrecognized restricted common stock expense for non-employees was $2.1 million, with a weighted average amortization period remaining of 2.2 years. At December 31, 2018, the total unrecognized restricted common stock expense for non-employees was $1.1 million, with a weighted average amortization period remaining of 1.8 years.

The following table summarizes restricted common stock grants during the six months ended June 30, 2019:

Grant Date	Shares	Vesting per Year	Vesting Date(s)
January 22, 2019	196,198	33%	January 22, 2020, January 22, 2021 and January 22, 2022
February 1, 2019	3,308	100%	February 1, 2020
March 8, 2019	14,108	100%	March 8, 2020
June 3, 2019	3,164	100%	June 3, 2020
June 6, 2019	3,170	100%	June 6, 2020
June 19, 2019	900	100%	June 19, 2020

The following table summarizes the status of the Company's vested stock options at June 30, 2019:

Vested Options	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Vested at January 1, 2019	10,000	$25.60
Vested	—	—
Exercised	—	—
Forfeited	—	—
Expired	—	—
Vested at June 30, 2019	10,000	$25.60	1.88	$—

There were no options granted during the six months ended June 30, 2019 or 2018. The outstanding stock options have contractual terms of ten years and will expire in 2021.

(Back to Index)

(Back to Index)

EXANTAS CAPITAL CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

JUNE 30, 2019

(unaudited)

The components of equity compensation expense for the periods presented are as follows (in thousands):

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2019	2018	2019	2018
Restricted shares granted to non-employees (1)	$338	$587	$949	$1,481
Restricted shares granted to non-employee directors	74	72	146	145
Total	$412	$659	$1,095	$1,626

(1)	Non-employees are employees of C-III or Resource America.

Under the Company's Third Amended and Restated Management Agreement ("Management Agreement"), incentive compensation is paid quarterly. Up to 75% of the incentive compensation is paid in cash and at least 25% is paid in the form of an award of common stock, recorded in management fees on the consolidated statements of operations. During the three and six months ended June 30, 2019, the Company incurred incentive compensation payable to the Manager of $165,000, of which $124,000 was payable in cash and $41,000, representing 3,615 shares, was payable in common stock. The Manager received no incentive compensation for the three and six months ended June 30, 2018.

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

NOTE 12 - EARNINGS PER SHARE

The following table presents a reconciliation of basic and diluted earnings (losses) per common share for the periods presented as follows (dollars in thousands, except per share amounts):

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2019	2018	2019	2018
Net income from continuing operations	$9,003	$9,189	$17,173	$9,052
Net income allocated to preferred shares	(2,587)	(2,587)	(5,175)	(7,797)
Consideration paid in excess of carrying value of preferred shares	—	—	—	(7,482)
Net income (loss) from continuing operations allocable to common shares	6,416	6,602	11,998	(6,227)
Net loss from discontinued operations, net of tax	(112)	(450)	(149)	(203)
Net income (loss) allocable to common shares	$6,304	$6,152	$11,849	$(6,430)

Weighted average number of common shares outstanding:
Weighted average number of common shares outstanding - basic	31,438,247	31,215,598	31,409,063	31,163,859
Effect of dilutive securities - unvested restricted stock	217,933	186,412	184,983	—
Weighted average number of common shares outstanding - diluted	31,656,180	31,402,010	31,594,046	31,163,859

Net income (loss) per common share - basic:
Continuing operations	$0.20	$0.21	$0.38	$(0.20)
Discontinued operations	—	(0.01)	—	(0.01)
Net income (loss) per common share - basic	$0.20	$0.20	$0.38	$(0.21)
Net income (loss) per common share - diluted:
Continuing operations	$0.20	$0.21	$0.38	$(0.20)
Discontinued operations	—	(0.01)	—	(0.01)
Net income (loss) per common share - diluted	$0.20	$0.20	$0.38	$(0.21)
Potentially dilutive shares excluded from calculation due to anti-dilutive effect (1)	12,618,770	14,885,296	12,618,770	14,885,296

(1)

Potentially dilutive shares issuable in connection with the potential conversion of the Company's 4.50% convertible senior notes due 2022 ("4.50% Convertible Senior Notes") and 8.00% convertible senior notes due 2020 ("8.00% Convertible Senior Notes") (see Note 9) during the three and six months ended June 30, 2019 and 2018 and its 6.00% convertible senior notes due 2018 during the three and six months ended June 30, 2018 were not included in the calculation of diluted net income (loss) per share because the effect would be anti-dilutive.

(Back to Index)

(Back to Index)

EXANTAS CAPITAL CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

JUNE 30, 2019

(unaudited)

NOTE 13 - ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

The following table presents the changes in each component of accumulated other comprehensive income (loss) for the six months ended June 30, 2019 (in thousands):

	Net Unrealized Gain (Loss) on Derivatives	Net Unrealized (Loss) Gain on Investment Securities Available-for-Sale	Accumulated Other Comprehensive Income (Loss)
Balance at January 1, 2019	$563	$(3,620)	$(3,057)
Other comprehensive (loss) income before reclassifications	(4,390)	9,196	4,806
Amounts reclassified from accumulated other comprehensive income (1)	(68)	(4)	(72)
Balance at June 30, 2019	$(3,895)	$5,572	$1,677

(1)

Amounts reclassified from accumulated other comprehensive income are reclassified to interest expense and net realized and unrealized gain on investment securities available-for-sale and loans and derivatives on the Company's consolidated statements of operations.

NOTE 14 - RELATED PARTY TRANSACTIONS

Relationship with C-III and Certain of its Subsidiaries. The Manager is a wholly-owned subsidiary of Resource America, which is a wholly-owned subsidiary of C-III, a leading CRE investment management and services company engaged in a broad range of activities, including primary and special loan servicing, loan origination, fund management, CDO management, principal investment, zoning due diligence, investment sales and multifamily property management. C-III is indirectly controlled and partially owned by Island Capital Group LLC ("Island Capital"), of which Andrew L. Farkas, the Company's Chairman, is the managing member. Mr. Farkas is also chairman and chief executive officer of C-III. In addition, Robert C. Lieber, the Company's Chief Executive Officer, and Matthew J. Stern, the Company's President, are executive managing directors of both C-III and Island Capital. Jeffrey P. Cohen, who is a member of the Company's Board, is president of both C-III and Island Capital. Those officers and the Company's other executive officers are also officers of the Company's Manager, Resource America, C-III and/or affiliates of those companies. At June 30, 2019, C-III indirectly beneficially owned 766,718, or 2.4%, of the Company's outstanding common shares.

The Company has a Management Agreement with the Manager, amended and restated on December 14, 2017, pursuant to which the Manager provides the day-to-day management of the Company's operations and receives substantial fees. For the three and six months ended June 30, 2019, the Manager earned base management fees of approximately $2.1 million and $4.2 million, respectively. For the three and six months ended June 30, 2018, the Manager earned base management fees of approximately $2.8 million and $5.6 million, respectively. For the three and six months ended June 30, 2019, the Manager earned incentive compensation of approximately $165,000, of which $124,000 was payable in cash and approximately $41,000 was payable in common stock at June 30, 2019. No incentive compensation was earned for the three and six months ended June 30, 2018. At June 30, 2019 and December 31, 2018, $699,000 and $938,000, respectively, of base management fees were payable by the Company to the Manager. At June 30, 2019, $165,000 of incentive compensation was payable by the Company to the Manager. There was no incentive compensation payable at December 31, 2018. The Manager and its affiliates provide the Company with a Chief Financial Officer and a sufficient number of additional accounting, finance, tax and investor relations professionals. The Company reimburses the Manager's and its affiliates' expenses for (a) the wages, salaries and benefits of the Chief Financial Officer, (b) a portion of the wages, salaries and benefits of accounting, finance, tax and investor relations professionals, in proportion to such personnel's percentage of time allocated to the Company's operations, and (c) personnel principally devoted to the Company's ancillary operating subsidiaries. The Company reimburses out-of-pocket expenses and certain other costs incurred by the Manager and its affiliates that relate directly to the Company's operations. For the three and six months ended June 30, 2019, the Company reimbursed the Manager $1.1 million and $2.1 million, respectively, for all such compensation and costs. For the three and six months ended June 30, 2018, the Company reimbursed the Manager $1.9 million and $2.8 million, respectively, for all such compensation and costs. At June 30, 2019 and December 31, 2018, the Company had payables to Resource America and its subsidiaries pursuant to the Management Agreement totaling approximately $401,000 and $333,000, respectively. The Company's base management fee payable and expense reimbursements payable are recorded in management fee payable and accounts payable and other liabilities on the consolidated balance sheets, respectively.

At June 30, 2019, the Company retained equity in six securitization entities that were structured for the Company by the Manager, although three of the securitization entities had been substantially liquidated as of June 30, 2019. Under the Management Agreement, the Manager was not separately compensated by the Company for executing these transactions and is not separately compensated for managing the securitization entities and their assets.

(Back to Index)

(Back to Index)

EXANTAS CAPITAL CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

JUNE 30, 2019

(unaudited)

Relationship with Resource Real Estate, LLC. Resource Real Estate, LLC ("Resource Real Estate"), an indirect wholly-owned subsidiary of Resource America and C-III, originates, finances and manages the Company's CRE loan portfolio. The Company reimburses Resource Real Estate for loan origination costs associated with all loans originated. At December 31, 2018, the Company had net receivables from Resource Real Estate for loan deposits of $26,000. There were no loan deposits receivable from Resource Real Estate at June 30, 2019.

Resource Real Estate served as special servicer for the following liquidated real estate securitization transactions, which provided financing for CRE loans: (i) Resource Capital Corp. 2014-CRE2, Ltd., a $353.9 million securitization that closed in July 2014 and liquidated in August 2017; (ii) Resource Capital Corp. 2015-CRE3, Ltd., a $346.2 million securitization that closed in February 2015 and liquidated in August 2018; (iii) Resource Capital Corp. 2015-CRE4, Ltd., a $312.9 million securitization that closed in August 2015 and liquidated in July 2018; and (iv) RCC 2017-CRE5, a $376.7 million securitization that closed in July 2017 and liquidated in July 2019. Resource Real Estate did not earn any special servicing fees during the three and six months ended June 30, 2019 and 2018.

Relationship with C-III Commercial Mortgage and C3AM. In May 2019, RCC RE entered into a Mortgage Loan Sale and Purchase Agreement (the "May 2019 Loan Acquisition Agreement") with C-III Commercial Mortgage LLC ("C-III Commercial Mortgage"), a wholly-owned subsidiary of C-III, that provided for the acquisition by RCC RE of certain CRE loans on a servicing-released basis at par, plus accrued and unpaid interest on each loan for an aggregate purchase price of $197.6 million. In accordance with the terms of the May 2019 Loan Acquisition Agreement, C-III Commercial Mortgage retains its title to all exit fees in excess of 0.50% of the outstanding principal balance. During the three and six months ended June 30, 2019, C-III Commercial Mortgage did not earn any exit fees. The Company had no outstanding payables to C-III Commercial Mortgage LLC at June 30, 2019.

Additionally, C3AM served as the primary servicer for the CRE loans collateralizing RCC 2017-CRE5 and serves as the primary servicer for the CRE loans acquired in the May 2019 Loan Acquisition Agreement and the CRE loans collateralizing Exantas Capital Corp. 2018-RSO6, Ltd. ("XAN 2018-RSO6"), a $514.2 million securitization that closed in June 2018, and XAN 2019-RSO7, a $687.2 million securitization that closed in April 2019. C3AM receives servicing fees, payable monthly on an asset-by-asset basis. C3AM serves as special servicer for C40, XAN 2018-RSO6 and XAN 2019-RSO7, under which it receives a base special servicing fee.

During the three and six months ended June 30, 2019, C3AM earned approximately $170,000 and $261,000, respectively, in servicing fees and the Company received $48,000 of exit fees from C3AM on a CRE loan acquired in the May 2019 Loan Acquisition Agreement. During the three and six months ended June 30, 2018, C3AM earned approximately $67,000 and $102,000, respectively, in servicing fees. C3AM did not earn any special servicing fees during the three and six months ended June 30, 2019 and 2018. The Company had payables to C3AM of approximately $47,000 and $26,000 at June 30, 2019 and December 31, 2018, respectively.

NOTE 15 - DISTRIBUTIONS

For the quarters ended June 30, 2019 and 2018, the Company declared and subsequently paid dividends of $0.225 and $0.10 per common share, respectively.

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

(Back to Index)

(Back to Index)

EXANTAS CAPITAL CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

JUNE 30, 2019

(unaudited)

The following tables present dividends declared (on a per share basis) for the six months ended June 30, 2019 and year ended December 31, 2018, with respect to the Company's common stock and Series C Preferred Stock, and for the period from January 1, 2018 through March 26, 2018, with respect to the Company's Series B Preferred Stock:

	Common Stock
	Date Paid	Total Dividend Paid	Dividend Per Share
		(in thousands)
2019
June 30	July 26	$7,172	$0.225
March 31	April 26	$6,373	$0.20
2018
December 31	January 25, 2019	$5,540	$0.175
September 30	October 26	$4,749	$0.15
June 30	July 27	$3,165	$0.10
March 31	April 27	$1,584	$0.05

	Series B Preferred Stock			Series C Preferred Stock
	Date Paid	Total Dividend Paid	Dividend Per Share	Date Paid	Total Dividend Paid	Dividend Per Share
	(in thousands)			(in thousands)
2019
June 30	N/A	N/A	N/A	July 30	$2,587	$0.539063
March 31	N/A	N/A	N/A	April 30	$2,588	$0.539063
2018
December 31	N/A	N/A	N/A	January 30, 2019	$2,588	$0.539063
September 30	N/A	N/A	N/A	October 30	$2,588	$0.539063
June 30	N/A	N/A	N/A	July 30	$2,588	$0.539063
March 31	N/A	N/A	N/A	April 30	$2,588	$0.539063
March 26	March 26	$1,480	$0.320830	N/A	N/A	N/A

NOTE 16 - FAIR VALUE OF FINANCIAL INSTRUMENTS

The following table presents the Company's financial instruments carried at fair value on a recurring basis based upon the fair value hierarchy (in thousands):

	Level 1	Level 2	Level 3	Total
At June 30, 2019:
Assets:
Investment securities available-for-sale	$—	$—	$445,664	$445,664
Total assets at fair value	$—	$—	$445,664	$445,664
Liabilities:
Derivatives	$—	$(4,470)	$—	$(4,470)
Total liabilities at fair value	$—	$(4,470)	$—	$(4,470)
At December 31, 2018:
Assets:
Investment securities available-for-sale	$—	$—	$418,998	$418,998
Derivatives	—	985	—	985
Total assets at fair value	$—	$985	$418,998	$419,983
Liabilities:
Derivatives	$—	$1,043	$—	$1,043
Total liabilities at fair value	$—	$1,043	$—	$1,043

(Back to Index)

(Back to Index)

EXANTAS CAPITAL CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

JUNE 30, 2019

(unaudited)

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

The following table presents additional information about the Company's assets that are measured at fair value on a recurring basis for which the Company has utilized Level 3 inputs (in thousands):

CMBS
Balance, January 1, 2019	$418,998
Included in earnings	1,415
Purchases	40,594
Sale	(638)
Paydowns (1)	(23,897)
Included in other comprehensive income	9,192
Balance, June 30, 2019	$445,664

(1)	Includes non-cash adjustments in connection with the recalculation of the accretable yield on certain interest-only CMBS.

Legacy CRE loans held for sale are measured at the lower of cost or market on a nonrecurring basis. To determine fair value of the legacy CRE loans held for sale, the Company primarily uses appraisals obtained from third-parties as a practical expedient. The Company may also use the present value of estimated cash flows, market price, if available, or other determinants of the fair value of the collateral less estimated disposition costs. The Company recorded losses of $1.3 million during the three months ended June 30, 2019 and $1.4 million, which included $102,000 of protective advances to cover borrower operating losses, during the six months ended June 30, 2019 on one legacy CRE loan held for sale. The losses comprised a $1.3 million fair value charge in connection with the updated fair value based on the average of three June 2019 brokers' opinion of value that were taken into account equally along with the latest appraisal received in February 2019. During the six months ended June 30, 2018, the Company recorded losses of $4.7 million on the same legacy CRE loan held for sale, which included protective advances to cover borrower operating losses of $172,000. No losses were incurred during the three months ended June 30, 2018. The losses adjusted the loan to its fair value, less the remaining estimated costs to repair the underlying collateral, equal to $16.1 million and $17.0 million at June 30, 2019 and December 31, 2018, respectively. The terminal capitalization rates used in the updated appraisal and brokers' opinion of values ranged from 8.50% to 10.00% at June 30, 2019.

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

The fair values of the Company's loans held for investment are measured by discounting the expected future cash flows using the current interest rates at which similar loans would be made to borrowers with similar credit ratings and for the same remaining maturities. Fair values of loans with variable interest rates are expected to approximate fair value. Fair values of loans with fixed rates are calculated using the net present values of future cash flows, discounted at market rates. The Company's CRE loans had interest rates from 5.13% to 8.68% and 5.08% to 8.63% at June 30, 2019 and December 31, 2018, respectively.

The fair value of the Company's mezzanine loan is measured by discounting the expected cash flows using the future expected coupon rate. The Company's mezzanine loan is discounted at a rate of 10.00%.

The fair value of the Company's preferred equity investments are measured by discounting the expected cash flows using the future expected coupon rates. The Company's preferred equity investments are discounted at rates of 12.08% and 11.54%.

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

JUNE 30, 2019

(unaudited)

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

The fair values of the Company's remaining financial instruments that are not reported at fair value on the consolidated balance sheets are reported in the following table (in thousands):

		Fair Value Measurements
	Carrying Value	Fair Value	Quoted Prices in Active Markets for Identical Assets of Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
At June 30, 2019:
Assets:
CRE whole loans held for investment	$1,918,382	$1,928,828	$—	$—	$1,928,828
CRE mezzanine loan	$4,700	$4,700	$—	$—	$4,700
CRE preferred equity investments	$25,410	$25,565	$—	$—	$25,565
Legacy CRE loans held for sale	$16,082	$16,082	$—	$—	$16,082
Liabilities:
Senior notes in CRE securitizations	$963,383	$976,360	$—	$—	$976,360
Junior subordinated notes	$51,548	$28,050	$—	$—	$28,050
Convertible notes	$152,942	$164,932	$—	$—	$164,932
Repurchase agreements	$767,392	$771,593	$—	$—	$771,593
At December 31, 2018:
Assets:
CRE whole loans held for investment	$1,527,712	$1,538,759	$—	$—	$1,538,759
CRE mezzanine loan	$4,700	$4,700	$—	$—	$4,700
CRE preferred equity investment	$19,555	$19,718	$—	$—	$19,718
Legacy CRE loans held for sale	$17,000	$17,000	$—	$—	$17,000
Liabilities:
Senior notes in CRE securitizations	$501,045	$498,897	$—	$—	$498,897
Junior subordinated notes	$51,548	$27,800	$—	$—	$27,800
Convertible notes	$151,190	$164,932	$—	$—	$164,932
Repurchase agreements	$850,440	$855,783	$—	$—	$855,783

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

JUNE 30, 2019

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

At June 30, 2019 and December 31, 2018, the Company had 18 and 16, respectively, interest rate swap contracts outstanding whereby the Company paid a weighted average fixed rate of 2.50% and 2.54%, respectively, and received a variable rate equal to one-month LIBOR. The aggregate notional amount of these contracts was $87.6 million and $81.1 million at June 30, 2019 and December 31, 2018, respectively. The counterparty for the Company's designated interest rate hedge contracts at June 30, 2019 and December 31, 2018 was Wells Fargo.

There were no interest rate swaps in an asset position at June 30, 2019. At December 31, 2018, the estimated fair value of the Company's interest rate swaps in an asset position was $985,000. At June 30, 2019 and December 31, 2018, the estimated fair value of the Company's interest rate swaps in a liability position was $4.5 million and $1.0 million, respectively. The Company had aggregate unrealized losses of $3.9 million and aggregate unrealized gains of $563,000 on its interest rate swaps at June 30, 2019 and December 31, 2018, respectively, which are recorded in accumulated other comprehensive income (loss) on the consolidated balance sheets.

At June 30, 2019 and December 31, 2018, the Company had an unrealized gain of $576,000 and $621,000, respectively, attributable to two terminated interest rate swaps, in accumulated other comprehensive income (loss) on the consolidated balance sheets, to be accreted into earnings over the remaining life of the debt. The Company recorded accretion income, reported in interest expense on the consolidated statements of operations, of $23,000 and $45,000 during the three and six months ended June 30, 2019, respectively, to accrete the accumulated other comprehensive income on the terminated swap agreements. The Company did not record any interest expense for the three and six months ended June 30, 2018 to amortize accumulated other comprehensive income (loss) from terminated swap agreements.

The Company had a master netting agreement with Wells Fargo at June 30, 2019. Regulations promulgated under the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 mandate that the Company clear certain new interest rate swap transactions through a central counterparty. Transactions that are centrally cleared result in the Company facing a clearing house, rather than a swap dealer, as counterparty. Central clearing requires the Company to post collateral in the form of initial and variation margin to satisfy potential future obligations. The Company had no centrally cleared interest rate swaps with fair values in an asset position at June 30, 2019. At December 31, 2018, the Company had centrally cleared interest rate swaps with fair values in an asset position of $985,000. At June 30, 2019 and December 31, 2018, the Company had centrally cleared interest rate swaps with a fair value in a liability position of $4.5 million and $1.0 million, respectively.

(Back to Index)

(Back to Index)

EXANTAS CAPITAL CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

JUNE 30, 2019

(unaudited)

The following tables present the fair value of the Company's derivative financial instruments at June 30, 2019 and December 31, 2018 on the Company's consolidated balance sheets and the related effect of the derivative instruments on the consolidated statements of operations for the six months ended June 30, 2019 and 2018:

Fair Value of Derivative Instruments (in thousands)

	Liability Derivatives
At June 30, 2019	Notional Amount	Consolidated Balance Sheets Location	Fair Value
Interest rate swap contracts, hedging (1)	$87,551	Derivatives, at fair value	$4,470
Interest rate swap contracts, hedging	$87,551	Accumulated other comprehensive income (loss)	$(3,895)

	Asset Derivatives
At December 31, 2018	Notional Amount	Consolidated Balance Sheets Location	Fair Value
Interest rate swap contracts, hedging (1)	$31,725	Derivatives, at fair value	$985

	Liability Derivatives
	Notional Amount	Consolidated Balance Sheets Location	Fair Value
Interest rate swap contracts, hedging (1)	$49,326	Derivatives, at fair value	$1,043
Interest rate swap contracts, hedging	$81,051	Accumulated other comprehensive income (loss)	$563

(1)	Interest rate swap contracts are accounted for as cash flow hedges.

The Effect of Derivative Instruments on the Consolidated Statements of Operations (in thousands)

	Derivatives
Six Months Ended June 30, 2019	Consolidated Statements of Operations Location	Realized and Unrealized Gain (Loss)
Interest rate swap contracts, hedging	Interest expense	$20

	Derivatives
Six Months Ended June 30, 2018	Consolidated Statements of Operations Location	Realized and Unrealized Gain (Loss)
Interest rate swap contracts, hedging	Interest expense	$(80)

NOTE 18 - OFFSETTING OF FINANCIAL ASSETS AND LIABILITIES

The following table presents a summary of the Company's offsetting of derivative assets (in thousands):

				(iv) Gross Amounts Not Offset on the Consolidated Balance Sheets
	(i) Gross Amounts of Recognized Assets	(ii) Gross Amounts Offset on the Consolidated Balance Sheets	(iii) = (i) - (ii) Net Amounts of Assets Included on the Consolidated Balance Sheets	Financial Instruments	Cash Collateral Pledged	(v) = (iii) - (iv) Net Amount
At December 31, 2018:
Derivatives, at fair value	$985	$—	$985	$—	$—	$985

There were no derivatives with a fair value in an asset position at June 30, 2019.

(Back to Index)

(Back to Index)

EXANTAS CAPITAL CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

JUNE 30, 2019

(unaudited)

The following table presents a summary of the Company's offsetting of financial liabilities and derivative liabilities (in thousands, except amounts in footnotes):

				(iv) Gross Amounts Not Offset on the Consolidated Balance Sheets
	(i) Gross Amounts of Recognized Liabilities	(ii) Gross Amounts Offset on the Consolidated Balance Sheets	(iii) = (i) - (ii) Net Amounts of Liabilities Included on the Consolidated Balance Sheets	Financial Instruments (1)	Cash Collateral Pledged	(v) = (iii) - (iv) Net Amount
At June 30, 2019:
Derivatives, at fair value (2)	$4,470	$—	$4,470	$—	$4,470	$—
Repurchase agreements and term facilities (3)	767,392	—	767,392	767,392	—	—
Total	$771,862	$—	$771,862	$767,392	$4,470	$—
At December 31, 2018:
Derivatives, at fair value (2)	$1,043	$—	$1,043	$—	$1,043	$—
Repurchase agreements and term facilities (3)	850,440	—	850,440	850,440	—	—
Total	$851,483	$—	$851,483	$850,440	$1,043	$—

(1)	Amounts represent financial instruments pledged that are available to be offset against liability balances associated with term facilities, repurchase agreements and derivatives.
(2)	The Company posted excess cash collateral of $3.4 million and $1.3 million related to interest rate swap contracts outstanding at June 30, 2019 and December 31, 2018, respectively.
(3)

The combined fair value of securities and loans pledged against the Company's various repurchase agreements and term facilities was $1.1 billion and $1.2 billion at June 30, 2019 and December 31, 2018, respectively.

All balances associated with repurchase agreements and derivatives are presented on a gross basis on the Company's consolidated balance sheets.

Certain of the Company's repurchase agreements and derivative transactions are governed by underlying agreements that generally provide for a right of offset in the event of default or in the event of a bankruptcy of either party to the transaction.

NOTE 19 - COMMITMENTS AND CONTINGENCIES

The Company may become involved in litigation on various matters due to the nature of the Company's business activities. The resolution of these matters may result in adverse judgments, fines, penalties, injunctions and other relief against the Company as well as monetary payments or other agreements and obligations. In addition, the Company may enter into settlements on certain matters in order to avoid the additional costs of engaging in litigation. Except as discussed below, the Company is unaware of any contingencies arising from such litigation that would require accrual or disclosure in the consolidated financial statements at June 30, 2019.

Open Litigation Matters

Six separate shareholder derivative suits (the "New York State Actions") purporting to assert claims on behalf of the Company were filed in the Supreme Court of New York on the following dates: December 2015 (the "Reaves Action"), February 2017 (the "Caito Action"), March 2017 (the "Simpson Action"), March 2017 (the "Heckel Action"), May 2017 (the "Schwartz Action") and August 2017 (the "Greff Action"). Plaintiffs in the Schwartz Action and Greff Action made demands on the Company's Board before filing suit, but plaintiffs in the Reaves Action, Caito Action, Simpson Action and Heckel Action did not. All of the shareholder derivative suits are substantially similar and allege that certain of the Company's current and former officers and directors breached their fiduciary duties, wasted corporate assets and/or were unjustly enriched. Certain complaints assert additional claims against the Manager and Resource America for unjust enrichment based on allegations that the Manager received excessive management fees from the Company. In June 2017, the court stayed the Reaves Action, Caito Action, Simpson Action and Heckel Action in favor of the federal shareholder derivative litigation described below under "- Settled and Dismissed Litigation Matters." In June 2019 and July 2019, the Schwartz Action and Greff Action, respectively, were dismissed. The Company believes that the plaintiffs in each of the four remaining New York State Actions lack standing to assert claims derivatively on its behalf, and it intends to seek the dismissal of all of such remaining New York State Actions.

(Back to Index)

(Back to Index)

EXANTAS CAPITAL CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

JUNE 30, 2019

(unaudited)

In August 2017, Robert Canoles filed a shareholder derivative suit in Maryland Circuit Court against certain of the Company's current and former officers and directors, as well as the Manager and Resource America (the "Canoles Action"). The complaint in the Canoles Action, as amended in October 2017, asserts a variety of claims, including claims for breach of fiduciary duty, unjust enrichment and corporate waste, which are based on allegations substantially similar to those at issue in the Federal Demand Futile Actions (defined below). The Canoles Action was stayed by the Maryland Circuit Court in favor of the federal shareholder litigation described below under "- Settled and Dismissed Litigation Matters." The Company believes that Canoles lacks standing to assert claims derivatively on its behalf. The Company intends to seek the dismissal of the Canoles Action.

In April 2018, the Company funded $2.0 million into escrow in connection with the proposed settlement of outstanding litigation, which was settled in August 2018. The Company did not have any general litigation reserve at June 30, 2019 and December 31, 2018.

Primary Capital Mortgage, LLC ("PCM") is subject to litigation related to claims for repurchases or indemnifications on loans that PCM has sold to third parties. At June 30, 2019 and December 31, 2018, no such litigation demand was outstanding. Reserves for such litigation demands are included in the reserve for mortgage repurchases and indemnifications that totaled $1.7 million at June 30, 2019 and December 31, 2018. The reserves for mortgage repurchases and indemnifications are included in liabilities held for sale on the consolidated balance sheets.

Settled and Dismissed Litigation Matters

The Company previously disclosed two consolidated shareholder derivative actions pending in the United States District Court for the Southern District of New York (the "Court") purporting to assert claims on behalf of the Company similar to the claims in the New York State Actions (collectively, the "Federal Actions"): (a) by shareholders who declined to make a demand on the Board prior to filing suit (the "Federal Demand Futile Actions") comprising a suit filed in January 2017 (the "Greenberg Action") and another suit filed in January 2017 (the "DeCaro Action") and (b) by shareholders who served demands on the Board to bring litigation and allege that their demands were wrongfully refused ("Federal Demand Refused Actions") comprising a suit by filed in February 2017 (the "McKinney Action"), a suit filed in March 2017 (the "Sherek/Speigel Action") and a suit filed in April 2017 (the "Sebenoler Action"). In January 2019, the parties to the Federal Actions executed a stipulation and agreement of settlement (the "Federal Actions Settlement Agreement"), which received final approval from the Court on May 17, 2019. Under the Federal Actions Settlement Agreement, the Company agreed to implement certain corporate governance changes and paid $550,000 in plaintiffs' attorneys' fees, funded by the Company's insurers. In exchange for the settlement consideration, the defendants were released from liability for certain claims, including all claims asserted in the Federal Actions. Among other terms and conditions, the Federal Actions Settlement Agreement provides that the defendants deny any and all allegations of wrongdoing and maintain that they have acted lawfully and in accordance with their fiduciary duties at all times.

The Company previously disclosed another shareholder derivative action filed in the United States District Court for the District of Maryland against certain of the Company's former officers and directors and the Manager (the "Hafkey Action"). The complaint asserted a breach of fiduciary duty claim that was substantially similar to the claims at issue in the Federal Actions. In May 2019, Mr. Hafkey voluntarily dismissed his suit in light of the settlement and dismissal of the Federal Actions.

The Company previously disclosed a securities litigation suit against certain of the Company's current and former officers and directors titled Levin v. Resource Capital Corp. (the "Levin Action"). On February 5, 2018, the Company entered into a stipulation and agreement of settlement (the "Levin Action Settlement Agreement"), which received final approval from the Court on August 3, 2018. The Levin Action Settlement Agreement settled all claims asserted in the action on behalf of the certified class (the "Settlement"), which consisted, with specified exceptions, of all persons who purchased the Company's common stock, Series B Preferred Stock or Series C Preferred Stock between October 31, 2012 and August 5, 2015. Under the terms of the Levin Action Settlement Agreement, a payment of $9.5 million was made to settle the litigation. The settlement payment was funded principally by insurance coverage. In exchange for the settlement consideration, the Company and the individual defendants in the Levin Action (and certain related parties) have been released from all claims that have been or could have been asserted in the case by class members (and certain related parties), excluding one holder of less than 500 shares who opted out of the Settlement. The terms of the Settlement and release of claims are described in greater detail in the Levin Action Settlement Agreement filed with the Court and the Final Judgment and Order of Dismissal with Prejudice entered by the Court on August 3, 2018. The Levin Action Settlement Agreement contains no admission of misconduct by the Company or any of the individual defendants and expressly acknowledges that the Company and the individual defendants deny all allegations of wrongdoing and maintain that it and they have at all times acted in good faith and in compliance with the law.

(Back to Index)

(Back to Index)

EXANTAS CAPITAL CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

JUNE 30, 2019

(unaudited)

PCM was the subject of a lawsuit brought by a purchaser of residential mortgage loans alleging breaches of representations and warranties made on loans sold to the purchaser. The asserted repurchase claims related to loans sold to the purchaser that were subsequently sold by the purchaser to either the Federal National Mortgage Association or Federal Home Loan Mortgage Corporation and loans sold to the purchaser that were subsequently securitized and sold as residential mortgage-backed securities ("RMBS") by the purchaser to RMBS investors. This matter was settled and dismissed in January 2018.

Other Contingencies

As part of the May 2017 sale of its equity interest in Pearlmark Mezzanine Realty Partners IV, L.P., the Company entered into an indemnification agreement pursuant to which the Company agreed to indemnify the purchaser against realized losses of up to $4.3 million on one mezzanine loan until its final maturity date in 2020. At June 30, 2019 and December 31, 2018, the Company had a contingent liability, reported in accounts payable and other liabilities on its consolidated balance sheets, of $703,000 outstanding as a reserve for probable indemnification losses. The Company did not record any additional reserve for probable losses during the three and six months ended June 30, 2019 and 2018.

PCM is subject to additional claims for repurchases or indemnifications on loans that PCM has sold to investors. At both June 30, 2019 and December 31, 2018, outstanding demands for indemnification, repurchase or make whole payments totaled $3.3 million. The Company's estimated exposure for such outstanding claims, as well as unasserted claims, is included in its reserve for mortgage repurchases and indemnifications.

Unfunded Commitments

Unfunded commitments on the Company's originated CRE loans generally fall into two categories: (1) pre-approved capital improvement projects; and (2) new or additional construction costs subject, in each case, to the borrower meeting specified criteria. Upon completion of the improvements or construction, the Company would receive additional interest income on the advanced amount. Whole loans had $119.7 million and $108.1 million in unfunded loan commitments at June 30, 2019 and December 31, 2018, respectively. Preferred equity investments had $3.2 million in unfunded investment commitments at June 30, 2019. There were no preferred equity investment unfunded commitments at December 31, 2018.

NOTE 20 - DISCONTINUED OPERATIONS AND ASSETS AND LIABILITIES HELD FOR SALE

In November 2016, the Company's Board approved the Plan to focus its strategy on CRE debt investments. The Plan contemplated disposing of certain legacy CRE loans and exiting underperforming non-core asset classes and businesses, including the residential mortgage and middle market lending segments as well as the Company's life settlement contract portfolio. The Company's residential mortgage and middle market lending segments' operations were classified as discontinued operations and excluded from continuing operations for all periods presented. Certain of the Company's legacy CRE loans were classified as held for sale. As of June 30, 2019, the Company has substantially completed the execution of the Plan.

(Back to Index)

(Back to Index)

EXANTAS CAPITAL CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

JUNE 30, 2019

(unaudited)

The following table summarizes the operating results of the residential mortgage and middle market lending segments' discontinued operations as reported separately as net loss from discontinued operations, net of tax for the three and six months ended June 30, 2019 and 2018 (in thousands):

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2019	2018	2019	2018
REVENUES
Interest income:
Loans	$—	$10	$—	$580
Other	—	9	—	13
Total interest income	—	19	—	593
Interest expense	—	—	—	—
Net interest income	—	19	—	593
Other revenue	—	(53)	—	32
Total revenues	—	(34)	—	625
OPERATING EXPENSES
General and administrative	112	443	284	1,103
Total operating expenses	112	443	284	1,103
	(112)	(477)	(284)	(478)
OTHER INCOME (EXPENSE)
Net realized and unrealized gain on investment securities available-for-sale and loans and derivatives	—	27	135	275
Total other income	—	27	135	275

LOSS FROM DISCONTINUED OPERATIONS BEFORE TAXES	(112)	(450)	(149)	(203)
Income tax expense	—	—	—	—
TOTAL LOSS FROM DISCONTINUED OPERATIONS	$(112)	$(450)	$(149)	$(203)

The assets and liabilities of business segments classified as discontinued operations and other assets and liabilities classified as held for sale are reported separately in the accompanying consolidated financial statements and are summarized as follows at June 30, 2019 and December 31, 2018 (in thousands):

	June 30, 2019	December 31, 2018
ASSETS
Loans held for sale	$16,082	$17,000
Other assets	366	645
Total	$16,448	$17,645
LIABILITIES
Accounts payable and other liabilities	$1,770	$1,820
Total	$1,770	$1,820

(Back to Index)

(Back to Index)

EXANTAS CAPITAL CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

JUNE 30, 2019

(unaudited)

The following table summarizes the non-performing legacy CRE loans transferred to held for sale in the fourth quarter of 2016. The loans held for sale are carried at the lower of cost or fair value (in thousands, except number of loans and amount in the footnote):

Loan Description	Number of Loans	Amortized Cost	Carrying Value
At June 30, 2019:
Legacy CRE loan	1	$22,150	$16,082
Mezzanine loan (1)	1	—	—
Total	2	$22,150	$16,082
At December 31, 2018:
Legacy CRE loan	1	$21,666	$17,000
Mezzanine loan (1)	1	—	—
Total	2	$21,666	$17,000

(1)

The mezzanine loan has a par value of $38.1 million and was acquired at a fair value of zero as a result of the liquidations of Resource Real Estate Funding CDO 2006-1, Ltd. in April 2016 and Resource Real Estate Funding CDO 2007-1, Ltd. in November 2016. The mezzanine loan is comprised of two tranches, maturing in November 2018 and September 2021.

NOTE 21 - SUBSEQUENT EVENTS

The Company has evaluated subsequent events through the filing of this report and determined that there have not been any events, excluding the liquidation of RCC 2017-CRE5 securitization (see Note 9), that have occurred that would require adjustments to or disclosures in the consolidated financial statements.

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

We are a Maryland corporation and a real estate investment trust ("REIT") that is primarily focused on originating, holding and managing commercial real estate mortgage loans and other commercial real estate-related debt investments. We are externally managed by Exantas Capital Manager Inc. (our "Manager"), which is an indirect wholly-owned subsidiary of C-III Capital Partners LLC ("C-III"), a leading commercial real estate ("CRE") investment management and services company engaged in a broad range of activities. C-III is the beneficial owner of 2.4% of our outstanding shares of common stock at June 30, 2019. Our Manager draws upon the management teams of C-III and its subsidiaries and its collective investment experience to provide its services. Our objective is to provide our stockholders with total returns over time, including quarterly distributions and capital appreciation, while seeking to manage the risks associated with our investment strategies. We have financed a substantial portion of our portfolio investments through borrowing strategies seeking to match the maturities and repricing dates of our financings with the maturities and repricing dates of our investments, and we have sought to mitigate interest rate risk through derivative instruments.

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

(Back to Index)

(Back to Index)

We use leverage to enhance our returns, and we have financed each of our different asset classes with different degrees of leverage. The cost of borrowings to finance our investments is a significant part of our expenses. Our net income depends on our ability to control these expenses relative to our revenue. We historically have financed our CRE loan portfolio with repurchase agreements as a short-term financing source and securitizations and, to a lesser extent, other term financing as long-term financing sources. We expect to continue to use these financing sources into the near term future. At June 30, 2019 our match-funded, floating-rate CRE and CMBS investments, at carrying value, comprised 94% of the core investment portfolio totaling $2.4 billion. Additionally, in April 2019, we closed a CRE debt securitization that financed $687.2 million of CRE loans and sold $575.8 million of non-recourse, floating-rate notes to third-party investors.

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

Our CRE floating rate loans have London Interbank Offered Rate ("LIBOR") floors. In a lower interest rate environment, LIBOR floors do provide some asset yield protection and investment returns would also be enhanced by a decline in the corresponding costs of our floating rate liabilities. Since the start of 2018, we have originated or acquired CRE loans with total commitments of $1.5 billion with a weighted average LIBOR floor of 2.04%.

In November 2016, our board of directors (our "Board") approved the strategic plan (the "Plan") to focus our strategy on CRE debt investments. The Plan contemplated disposing of certain loans underwritten prior to 2010 ("legacy CRE loans"), exiting non-core asset classes and businesses and maintaining a dividend policy based on sustainable earnings.

Our residential mortgage and middle market lending segments were classified as discontinued operations and certain legacy CRE loans were classified as held for sale, subject to impairments to adjust the carrying value of these investments to their estimated fair market value. We have substantially completed the execution of the Plan. As of June 30, 2019, we had approximately $27.6 million, composed of two legacy CRE loans, remaining of the $480.1 million of identified Plan assets. We have deployed the capital received from executing the Plan primarily into our CRE lending business and CMBS investments, bringing our equity allocation in core assets and non-core assets to 95% and 5%, respectively, at both June 30, 2019 and December 31, 2018. These investments were initially financed in part through our CRE and CMBS term facilities and, in the case of CRE loans, through securitizations.

We typically target transitional floating-rate CRE loans between $20.0 million and $30.0 million. During the three months ended June 30, 2019, we acquired 28 CRE loans with total commitments of $210.8 million from C-III Commercial Mortgage LLC, an affiliate of our Manager, and originated 17 CRE loans with total commitments of $252.1 million. During the three months ended June 30, 2019, we acquired CMBS with total face values of $13.2 million. At June 30, 2019, our $445.7 million CMBS portfolio, at fair value, comprised $321.8 million of floating-rate bonds and $123.8 million of fixed-rate bonds. We expect to continue to diversify and extend the duration of our core CRE portfolio by investing in CMBS where we see attractive investment opportunities.

We expect to see continued positive momentum in 2019 and anticipate that our originations and investments for the year ended December 31, 2019 will be between $850.0 million and $1.0 billion.

Common stock book value was $14.06 per share at June 30, 2019, a $0.04 per share increase from December 31, 2018. We began reporting economic book value, a non-GAAP measure, at December 31, 2018 in an effort to improve transparency for our shareholders and the analyst community. Two adjustments are made to common stock book value to arrive at economic book value.

•

Our common stock book value includes the remaining aggregate value of the equity conversion options on our convertible senior notes of $9.6 million, or ($0.30) per share, at June 30, 2019. The liability balance of our convertible senior notes increases and our common stock book value is reduced as the option discounts are amortized to interest expense.

•

The carrying amount of our 8.625% Fixed-to-Floating Series C Cumulative Redeemable Preferred Stock ("Series C Preferred Stock") of $116.0 million does not reflect the full obligation of $120.0 million, which is the balance on which we pay preferred distributions and would be the amount due should we choose to redeem the Series C Preferred Stock. Adjusting for this $4.0 million difference, common stock book value would be reduced by $0.13 per share at June 30, 2019.

Adjusting for these two items yields economic book value of $13.63 per share at June 30, 2019.

(Back to Index)

(Back to Index)

Results of Operations

Our net income allocable to common shares for the three and six months ended June 30, 2019 was $6.3 million, or $0.20 per share-basic ($0.20 per share-diluted) and $11.8 million, or $0.38 per share-basic ($0.38 per share-diluted), respectively, as compared to net income allocable to common shares for the three months ended June 30, 2018 of $6.2 million, or $0.20 per share-basic ($0.20 per share-diluted) and a net loss allocable to common shares for the six months ended June 30, 2018 of $6.4 million, or $(0.21) per share-basic ($(0.21) per share-diluted).

Net Interest Income

The following tables analyze the change in interest income and interest expense for the comparative three and six months ended June 30, 2019 and 2018 by changes in volume and changes in rates. The changes attributable to the combined changes in volume and rate have been allocated proportionately, based on absolute values, to the changes due to volume and changes due to rates (dollars in thousands, except amounts in footnotes):

	Three Months Ended June 30, 2019 Compared to Three Months Ended June 30, 2018
			Due to Changes in
	Net Change	Percent Change (1)	Volume	Rate
Increase (decrease) in interest income:
CRE whole loans (2)	$4,916	20%	$5,593	$(677)
Legacy CRE loans (2)(3)	(156)	(46)%	(214)	58
CRE mezzanine loan	88	293%	88	—
CRE preferred equity investments (2)	105	19%	106	(1)
Securities (4)	2,386	57%	2,067	319
Other	139	695%	139	—
Total increase in interest income	7,478	25%	7,779	(301)
Increase (decrease) in interest expense:
Securitized borrowings: (5)
RCC 2015-CRE3 Senior Notes	(272)	(100)%	(272)	—
RCC 2015-CRE4 Senior Notes	(687)	(100)%	(687)	—
RCC 2017-CRE5 Senior Notes	(1,223)	(60)%	(1,535)	312
XAN 2018-RSO6 Senior Notes	3,859	2,442%	3,845	14
XAN 2019-RSO7 Senior Notes	4,849	100%	4,849	—
Unsecured junior subordinated debentures	49	6%	—	49
Convertible senior notes: (5)
4.50% Convertible Senior Notes	60	3%	60	—
6.00% Convertible Senior Notes	(1,309)	(100)%	(1,309)	—
8.00% Convertible Senior Notes	—	—%	—	—
CRE - term repurchase facilities (5)	(758)	(14)%	(1,241)	483
CMBS - term repurchase facilities	12	10%	8	4
Trust certificates - term repurchase facilities (5)	(514)	(40)%	(509)	(5)
CMBS - short term repurchase agreements	1,393	111%	1,281	112
Hedging	(37)	(123)%	(37)	—
Total increase in interest expense	5,422	34%	4,453	969
Net increase (decrease) in net interest income	$2,056		$3,326	$(1,270)

(1)	Percent change is calculated as the net change divided by the respective interest income or interest expense for the three months ended June 30, 2018.
(2)

Includes increases in fee income of approximately $18,000 and $75,000 recognized on our legacy CRE loans and our CRE preferred equity investments and a decrease in fee income of approximately $332,000 recognized on our CRE whole loans that were due to changes in volume in connection with originations, extensions and payoffs of the CRE loans.

(3)	Includes the change in interest income recognized on two legacy CRE loans reclassified to CRE whole loans in 2018. One of the reclassified legacy CRE loans paid off at par in December 2018.
(4)	Includes a decrease of net accretion income of approximately $24,000 that was due to changes in volume.
(5)

Includes increases of net amortization expense of approximately $893,000 and $53,000 on our securitized borrowings and CRE-term repurchase facilities, respectively, and decreases of approximately $192,000 and $37,000 on our convertible senior notes and trust certificates - term repurchase facilities, respectively, that were due to changes in volume in connection with deferred debt issuance costs and discounts capitalized to the respective borrowings.

(Back to Index)

(Back to Index)

	Six Months Ended June 30, 2019 Compared to Six Months Ended June 30, 2018
			Due to Changes in
	Net Change	Percent Change (1)	Volume	Rate
Increase (decrease) in interest income:
CRE whole loans (2)	$9,293	20%	$9,452	$(159)
Legacy CRE loans (2)(3)	(243)	(37)%	(371)	128
CRE mezzanine loan	206	687%	206	—
CRE preferred equity investments (2)	657	113%	658	(1)
Securities (4)	5,305	69%	4,787	518
Other	235	170%	235	—
Total increase in interest income	15,453	28%	14,967	486
Increase (decrease) in interest expense:
Securitized borrowings: (5)
RCC 2015-CRE3 Senior Notes	(992)	(100)%	(992)	—
RCC 2015-CRE4 Senior Notes	(1,320)	(100)%	(1,320)	—
RCC 2017-CRE5 Senior Notes	(1,711)	(44)%	(2,600)	889
XAN 2018-RSO6 Senior Notes	7,873	4,983%	7,859	14
XAN 2019-RSO7 Senior Notes	4,849	100%	4,849	—
Unsecured junior subordinated debentures	187	12%	—	187
Convertible senior notes: (5)
4.50% Convertible Senior Notes	119	3%	119	—
6.00% Convertible Senior Notes	(2,617)	(100)%	(2,617)	—
8.00% Convertible Senior Notes	—	—%	—	—
CRE - term repurchase facilities (5)	1,951	21%	867	1,084
CMBS - term repurchase facilities	(192)	(49)%	(170)	(22)
Trust certificates - term repurchase facilities (5)	(923)	(37)%	(980)	57
CMBS - short term repurchase agreements	3,309	167%	3,031	278
Hedging	(100)	(125)%	(100)	—
Total increase in interest expense	10,433	34%	7,946	2,487
Net increase (decrease) in net interest income	$5,020		$7,021	$(2,001)

(1)	Percent change is calculated as the net change divided by the respective interest income or interest expense for the six months ended June 30, 2018.
(2)

Includes increases in fee income of approximately $44,000, $87,000 and $85,000 recognized on our CRE whole loans, legacy CRE loans and our CRE preferred equity investments, respectively, that were due to changes in volume in connection with originations, extensions and payoffs of the CRE loans.

(3)	Includes the change in interest income recognized on two legacy CRE loans reclassified to CRE whole loans in 2018. One of the reclassified legacy CRE loans paid off at par in December 2018.
(4)	Includes an increase of net accretion income of approximately $64,000 that was due to changes in volume.
(5)

Includes increases of net amortization expense of approximately $1.3 million and $246,000 on our securitized borrowings and CRE-term repurchase facilities, respectively, and decreases of approximately $385,000 and $74,000 on our convertible senior notes and trust certificates - term repurchase facilities, respectively, that were due to changes in volume in connection with deferred debt issuance costs and discounts capitalized to the respective borrowings.

Net Change in Interest Income for the Comparative Three and Six Months Ended June 30, 2019 and 2018:

Aggregate interest income increased by $7.5 million and $15.5 million for the comparative three and six months ended June 30, 2019 and 2018, respectively. We attribute the changes to the following:

CRE whole loans. The increases of $4.9 million and $9.3 million for the comparative three and six months ended June 30, 2019 and 2018, respectively, were primarily attributable to increases in the outstanding balance of CRE whole loans, attributable to $513.4 million of loan originations and acquisitions net of loan repayments for the 12 months ended June 30, 2019.

CRE preferred equity investments. The increase of $657,000 for the comparative six months ended June 30, 2019 and 2018 was attributable to the recognition of a full six months' interest income on our March 2018 investment in a preferred equity interest with an outstanding principal balance of $20.1 million and an 11.50% interest rate at June 30, 2019.

Securities. The increases of $2.4 million and $5.3 million for the comparative three and six months ended June 30, 2019 and 2018, respectively, were primarily attributable to acquisitions, net of sales and repayments, of CMBS of $119.7 million during the 12 months ended June 30, 2019 and increases in coupon rates on our floating rate CMBS over the comparative periods.

(Back to Index)

(Back to Index)

Net Change in Interest Expense for the Comparative Three and Six Months Ended June 30, 2019 and 2018:

Aggregate interest expense increased by $5.4 million and $10.4 million for the comparative three and six months ended June 30, 2019 and 2018, respectively. We attribute the changes to the following:

Securitized borrowings. The net increases of $6.5 million and $8.7 million for the comparative three and six months ended June 30, 2019 and 2018, respectively, were primarily attributable to the issuances of Exantas Capital Corp. 2018-RSO6, Ltd. ("XAN 2018-RSO6") and Exantas Capital Corp. 2019-RSO7, Ltd. ("XAN 2019-RSO7"), which closed in June 2018 and April 2019, respectively. The increases were offset by the liquidations of Resource Capital Corp. 2015-CRE4, Ltd. ("RCC 2015-CRE4") and Resource Capital Corp. 2015-CRE3, Ltd. ("RCC 2015-CRE3") in July 2018 and August 2018, respectively, and $218.0 million of note paydowns on Resource Capital Corp. 2017-CRE5, Ltd. ("RCC 2017-CRE5") during the 12 months ended June 30, 2019.

Convertible senior notes. The net decreases of $1.2 million and $2.5 million for the comparative three and six months ended June 30, 2019 and 2018, respectively, were primarily attributable to the redemption of our 6.00% convertible senior notes in December 2018.

CRE - term repurchase facilities. The decrease of $758,000 for the comparative three months ended June 30, 2019 and 2018 was primarily attributable to the payoff of borrowings on the CRE - term repurchase facilities in connection with the April 2019 close of XAN 2019-RSO7, a CRE debt securitization that financed $687.2 million of CRE loans. The increase of $2.0 million for the comparative six months ended June 30, 2019 and 2018 was primarily attributable to an increase in one-month LIBOR over the comparative period and increased utilization of these facilities to finance CRE loans collateralizing XAN 2019-RSO7, which increased principal outstanding on borrowings by $498.0 million from June 30, 2018 through the date of close of the securitization, and the CRE loans acquired in the May 2019 Mortgage Loan Sale and Purchase Agreement, which had principal outstanding on borrowings of $137.1 million at June 30, 2019.

Trust certificates - term repurchase facilities. The decreases of $514,000 and $923,000 for the comparative three and six months ended June 30, 2019 and 2018, respectively, were primarily attributable to the repayment of the RSO Repo SPE Trust 2015 facility in July 2018.

CMBS - short term repurchase agreements. The increases of $1.4 million and $3.3 million for the comparative three and six months ended June 30, 2019 and 2018, respectively, were primarily attributable to the increased utilization of short term repurchase agreements to finance CMBS acquired in 2018, which, when compared with CMBS - short term repurchase agreements and CMBS - term repurchase facilities at June 30, 2018, increased principal outstanding on borrowings by $135.6 million from June 30, 2018 to June 30, 2019.

(Back to Index)

(Back to Index)

Average Net Yield and Average Cost of Funds:

The following tables present the average net yield and average cost of funds for the three and six months ended June 30, 2019 and 2018 (dollars in thousands, except amounts in footnotes):

	For the Three Months Ended June 30, 2019			For the Three Months Ended June 30, 2018
	Average Balance	Interest Income (Expense)	Average Net Yield (Cost of Funds) (1)	Average Balance	Interest Income (Expense)	Average Net Yield (Cost of Funds) (1)
Interest-earning assets
CRE whole loans (2)	$1,746,042	$29,420	6.76%	$1,383,028	$24,504	7.14%
Legacy CRE loans (2)	38,905	183	1.89%	75,692	339	1.79%
CRE mezzanine loan	4,700	118	9.97%	1,188	30	10.14%
CRE preferred equity investments (2)	20,507	667	13.04%	19,263	562	11.69%
Securities (3)	440,120	6,591	5.93%	269,252	4,205	6.26%
Other	19,225	159	0.83%	3,368	20	0.59%
Total interest income/average net yield	2,269,499	37,138	6.53%	1,751,791	29,660	6.81%
Interest-bearing liabilities
Collateralized by:
CRE whole loans (4)	1,215,030	(14,250)	(4.70)%	751,422	(8,482)	(4.53)%
CMBS	304,835	(2,790)	(3.67)%	162,808	(1,385)	(3.41)%
General corporate debt:
Unsecured junior subordinated debentures	51,548	(855)	(6.56)%	51,548	(806)	(6.19)%
4.50% Convertible Senior Notes (5)	131,472	(2,448)	(7.37)%	143,750	(2,388)	(6.57)%
6.00% Convertible Senior Notes (5)	—	—	—%	70,453	(1,309)	(7.35)%
8.00% Convertible Senior Notes (5)	21,030	(481)	(9.04)%	21,182	(481)	(8.98)%
Trust certificates - term repurchase facilities (6)	44,699	(764)	(6.86)%	73,931	(1,278)	(6.93)%
Hedging (7)	83,357	7	0.04%	47,612	(30)	(0.25)%
Total interest expense/average cost of funds	$1,851,971	(21,581)	(4.66)%	$1,322,706	(16,159)	(4.88)%
Total net interest income		$15,557			$13,501

(1)	Average net yield includes net amortization/accretion and fee income.
(2)

Includes fee income of approximately $1.7 million, $18,000 and $85,000 recognized on our CRE whole loans, legacy CRE loans and our CRE preferred equity investments, respectively, for the three months ended June 30, 2019 and approximately $2.0 million and $10,000 on our CRE whole loans and our CRE preferred equity investments, respectively, for the three months ended June 30, 2018. There was no fee income recognized on our legacy CRE loans for the three months ended June 30, 2019 and 2018.

(3)	Includes net accretion income of approximately $682,000 and $706,000 for the three months ended June 30, 2019 and 2018, respectively, on our CMBS securities.
(4)

Includes amortization expense of approximately $2.1 million and $1.1 million for the three months ended June 30, 2019 and 2018, respectively, on our interest-bearing liabilities collateralized by CRE whole loans.

(5)	Includes aggregated amortization expense of approximately $888,000 and $1.1 million for the three months ended June 30, 2019 and 2018, respectively, on our convertible senior notes.
(6)	Includes amortization expense of approximately $40,000 and $77,000 for the three months ended June 30, 2019 and 2018, respectively, on our trust certificates - term repurchase facilities.
(7)

Includes accretion income of approximately $23,000 for the three months ended June 30, 2019 on two terminated interest rate swap agreements that were in a gain position at the time of termination. The remaining gains, reported in accumulated other comprehensive income (loss) on the consolidated balance sheets, will be accreted over the remaining life of the debt.

(Back to Index)

(Back to Index)

	For the Six Months Ended June 30, 2019			For the Six Months Ended June 30, 2018
	Average Balance	Interest Income (Expense)	Average Net Yield (Cost of Funds) (1)	Average Balance	Interest Income (Expense)	Average Net Yield (Cost of Funds) (1)
Interest-earning assets
CRE whole loans (2)	$1,639,296	$55,841	6.87%	$1,350,209	$46,548	6.95%
Legacy CRE loans (2)	38,816	417	2.16%	75,876	660	1.75%
CRE mezzanine loan	4,700	236	9.97%	597	30	10.14%
CRE preferred equity investments (2)	20,065	1,237	12.43%	10,003	580	11.69%
Securities (3)	434,643	12,966	5.98%	243,206	7,661	6.37%
Other	18,869	373	1.97%	19,652	138	0.71%
Total interest income/average net yield	2,156,389	71,070	6.62%	1,699,543	55,617	6.59%
Interest-bearing liabilities
Collateralized by:
CRE whole loans (4)	1,110,458	(26,392)	(4.79)%	718,426	(15,742)	(4.42)%
CMBS	299,668	(5,489)	(3.69)%	140,917	(2,372)	(3.39)%
General corporate debt:
Unsecured junior subordinated debentures	51,548	(1,717)	(6.63)%	51,548	(1,530)	(5.90)%
4.50% Convertible Senior Notes (5)	131,065	(4,872)	(7.39)%	143,750	(4,753)	(6.58)%
6.00% Convertible Senior Notes (5)	—	—	—%	70,453	(2,617)	(7.39)%
8.00% Convertible Senior Notes (5)	21,002	(961)	(9.10)%	21,182	(961)	(9.02)%
Trust certificates - term repurchase facilities (6)	46,009	(1,565)	(6.86)%	74,174	(2,488)	(6.76)%
Hedging (7)	82,211	20	0.05%	44,915	(80)	(0.36)%
Total interest expense/average cost of funds	$1,741,961	(40,976)	(4.73)%	$1,265,365	(30,543)	(4.85)%
Total net interest income		$30,094			$25,074

(1)	Average net yield includes net amortization/accretion and fee income.
(2)

Includes fee income of approximately $3.4 million, $87,000 and $95,000 recognized on our CRE whole loans, legacy CRE loans and our CRE preferred equity investments, respectively, for the six months ended June 30, 2019 and approximately $3.4 million and $10,000 on our CRE whole loans and our CRE preferred equity investments, respectively, for the six months ended June 30, 2018. There was no fee income recognized on our legacy CRE loans for the six months ended June 30, 2018.

(3)	Includes net accretion income of approximately $1.4 million and $1.3 million for the six months ended June 30, 2019 and 2018, respectively, on our CMBS securities.
(4)

Includes amortization expense of approximately $3.7 million and $2.1 million for the six months ended June 30, 2019 and 2018, respectively, on our interest-bearing liabilities collateralized by CRE whole loans.

(5)	Includes aggregated amortization expense of approximately $1.8 million and $2.1 million for the six months ended June 30, 2019 and 2018, respectively, on our convertible senior notes.
(6)	Includes amortization expense of approximately $79,000 and $153,000 for the six months ended June 30, 2019 and 2018, respectively, on our trust certificates - term repurchase facilities.
(7)

Includes accretion income of approximately $45,000 for the six months ended June 30, 2019 on two terminated interest rate swap agreements that were in a gain position at the time of termination. The remaining gains, reported in accumulated other comprehensive income (loss) on the consolidated balance sheets, will be accreted over the remaining life of the debt.

Operating Expenses

Three and Six Months Ended June 30, 2019 as compared to Three and Six Months Ended June 30, 2018

The following tables set forth information relating to our operating expenses for the periods presented (dollars in thousands):

	For the Three Months Ended
	June 30,
	2019	2018	Dollar Change	Percent Change
Operating expenses:
General and administrative	$2,495	$2,547	$(52)	(2)%
Management fees	2,251	2,812	(561)	(20)%
Equity compensation	412	659	(247)	(37)%
Provision for loan losses	170	—	170	100%
Depreciation and amortization	7	19	(12)	(63)%
Total	$5,335	$6,037	$(702)	(12)%

(Back to Index)

(Back to Index)

	For the Six Months Ended
	June 30,
	2019	2018	Dollar Change	Percent Change
Operating expenses:
General and administrative	$5,072	$5,607	$(535)	(10)%
Management fees	4,334	5,625	(1,291)	(23)%
Equity compensation	1,095	1,626	(531)	(33)%
Provision for (recovery of) loan losses, net	1,195	(799)	1,994	250%
Depreciation and amortization	31	32	(1)	(3)%
Total	$11,727	$12,091	$(364)	(3)%

Aggregate operating expenses decreased by $702,000 and $364,000 for the comparative three and six months ended June 30, 2019 and 2018, respectively. We attribute the changes to the following:

General and administrative. General and administrative expenses decreased by $52,000 and $535,000 for the comparative three and six months ended June 30, 2019 and 2018, respectively. The following table summarizes the information relating to our general and administrative expenses for the periods presented (dollars in thousands):

	For the Three Months Ended
	June 30,
	2019	2018	Dollar Change	Percent Change
General and administrative:
Wages and benefits	$700	$910	$(210)	(23)%
Professional services	559	536	23	4%
Operating expenses	291	254	37	15%
D&O insurance	283	283	—	—%
Director fees	224	164	60	37%
Dues and subscriptions	181	206	(25)	(12)%
Tax penalties, interest and franchise tax	99	25	74	296%
Travel	80	85	(5)	(6)%
Rent and utilities	78	84	(6)	(7)%
Total	$2,495	$2,547	$(52)	(2)%

	For the Six Months Ended
	June 30,
	2019	2018	Dollar Change	Percent Change
General and administrative:
Wages and benefits	$1,424	$1,945	$(521)	(27)%
Professional services	1,394	1,563	(169)	(11)%
Operating expenses	548	453	95	21%
D&O insurance	564	593	(29)	(5)%
Director fees	388	328	60	18%
Dues and subscriptions	301	425	(124)	(29)%
Tax penalties, interest and franchise tax	132	(8)	140	1,750%
Travel	150	146	4	3%
Rent and utilities	171	162	9	6%
Total	$5,072	$5,607	$(535)	(10)%

The decrease in general and administrative expenses for the comparative six months ended June 30, 2019 and 2018 was primarily attributable to a decrease of $521,000 in wages and benefits allocated to us by our Manager.

Management fees. The decreases of $561,000 and $1.3 million for the comparative three and six months ended June 30, 2019 and 2018, respectively, were primarily attributable to our base management fee reverting from a fixed amount of $937,500 per month from October 1, 2017 to December 31, 2018 per our Third Amended and Restated Management Agreement ("Management Agreement") to an amount equal to 1/12th of the amount of our equity multiplied by 1.50%. The decreases were offset by incentive compensation of $165,000 earned by our Manager during the three and six months ended June 30, 2019.

(Back to Index)

(Back to Index)

Equity compensation. The decreases of $247,000 and $531,000 for the comparative three and six months ended June 30, 2019 and 2018, respectively, were attributable to the adoption of updated guidance issued by the Financial Accounting Standards Board that discontinued the remeasurement of all unvested issuances of restricted stock and options after the initial grant date during the six months ended June 30, 2019. Additionally, the decrease was attributable to accelerations of certain restricted stock awards during the six months ended June 30, 2018.

Provision for (recovery of) loan losses, net. The increase of $2.0 million from a recovery of, to a provision for loan losses for the comparative six months ended June 30, 2019 and 2018 was primarily attributable to an increase in the general reserve of $1.2 million during the six months ended June 30, 2019, in connection with five loans, which were downgraded, in which performance lagged behind underwritten expectations, as compared to a decrease in the general reserve of approximately $799,000 during the six months ended June 30, 2018, in connection with one loan that repaid and one loan, which was upgraded, in which performance improved to within underwritten expectations.

Other Income (Expense)

Three and Six Months Ended June 30, 2019 as compared to Three and Six Months Ended June 30, 2018

The following tables set forth information relating to our other income (expense) incurred for the periods presented (dollars in thousands):

	For the Three Months Ended
	June 30,
	2019	2018	Dollar Change	Percent Change
Other Income (Expense):
Equity in earnings of unconsolidated entities	$—	$69	$(69)	(100)%
Net realized and unrealized gain on investment securities available-for-sale and loans and derivatives	4	932	(928)	(100)%
Net realized and unrealized gain on investment securities, trading	—	58	(58)	(100)%
Fair value adjustments on financial assets held for sale	(1,300)	9	(1,309)	(14,544)%
Other income	51	506	(455)	(90)%
Total	$(1,245)	$1,574	$(2,819)	(179)%

	For the Six Months Ended
	June 30,
	2019	2018	Dollar Change	Percent Change
Other Income (Expense):
Equity in losses of unconsolidated entities	$—	$(223)	$223	(100)%
Net realized and unrealized gain on investment securities available-for-sale and loans and derivatives	4	290	(286)	(99)%
Net realized and unrealized gain on investment securities, trading	—	53	(53)	(100)%
Fair value adjustments on financial assets held for sale	(1,402)	(4,656)	3,254	70%
Other income	152	517	(365)	(71)%
Total	$(1,246)	$(4,019)	$2,773	69%

Aggregate other income decreased $2.8 million to other expense for the comparative three months ended June 30, 2019 and 2018 and aggregate other expense decreased $2.8 million for the comparative six months ended June 30, 2019 and 2018. We attribute the changes to the following:

Net realized and unrealized gain on investment securities available-for-sale and loans and derivatives. The decreases of $928,000 and $286,000 for the comparative three and six months ended June 30, 2019 and 2018, respectively, were primarily attributable to a gain of $1.0 million attributable to the payoff on one legacy CRE loan during the three and six months ended June 30, 2018. The decrease for the comparative six months ended June 30, 2019 and 2018 was offset by net losses of approximately $461,000 on our life settlement contract portfolio, which was fully resolved in 2018, and a realized loss of $217,000 on the March 2018 sale of one asset-backed security ("ABS").

(Back to Index)

(Back to Index)

Fair value adjustments on financial assets held for sale. The change from a gain of $9,000 and a loss of $4.7 million during the three and six months ended June 30, 2018, respectively, to losses of $1.3 million and $1.4 million during three and six months ended June 30, 2019, respectively, were primarily attributable to charges of $4.7 million, which included protective advances to cover operating losses of $172,000, recorded during the six months ended June 30, 2018 in connection with the receipt of updated appraisals in April 2018 for a legacy CRE loan held for sale. We recorded additional charges of $1.3 million during the three months ended June 30, 2019 and $1.4 million on this asset, including $102,000 of protective advances to cover borrower operating losses, during the six months ended June 30, 2019 in connection with the receipt of three brokers' opinion of value in June 2019 that were taken into account equally along with the latest appraisal received in February 2019. No charges were recorded during the three months ended June 30, 2018.

Other income. The decreases of $455,000 and $365,000 for the comparative three and six months ended June 30, 2019 and 2018, respectively, were primarily attributable to the receipt of $478,000 of cash in excess of the total carrying value of an asset secured by collateral management fees during the three and six months ended June 30, 2018.

Net Loss From Discontinued Operations, Net of Tax

In November 2016, our Board approved the Plan to focus our strategy on making CRE debt investments. The Plan contemplated disposing of certain underperforming legacy CRE loans, exiting underperforming non-core asset classes and businesses and maintaining a dividend policy based on sustainable earnings. We met all of the criteria to classify the operating results of the residential mortgage and middle market lending segments as discontinued operations and exclude them from continuing operations for all periods presented. In addition, we classified certain legacy CRE loans as held for sale. As of June 30, 2019, we have substantially completed the execution of the Plan.

The following table summarizes the operating results of the residential mortgage and middle market lending segments' discontinued operations as reported separately as net loss from discontinued operations, net of tax for the three and six months ended June 30, 2019 and 2018 (in thousands):

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2019	2018	2019	2018
REVENUES
Interest income:
Loans	$—	$10	$—	$580
Other	—	9	—	13
Total interest income	—	19	—	593
Interest expense	—	—	—	—
Net interest income	—	19	—	593
Other revenue	—	(53)	—	32
Total revenues	—	(34)	—	625
OPERATING EXPENSES
General and administrative	112	443	284	1,103
Total operating expenses	112	443	284	1,103
	(112)	(477)	(284)	(478)
OTHER INCOME (EXPENSE)
Net realized and unrealized gain on investment securities available-for-sale and loans and derivatives	—	27	135	275
Total other income	—	27	135	275

LOSS FROM DISCONTINUED OPERATIONS BEFORE TAXES	(112)	(450)	(149)	(203)
Income tax expense	—	—	—	—
TOTAL LOSS FROM DISCONTINUED OPERATIONS	$(112)	$(450)	$(149)	$(203)

(Back to Index)

(Back to Index)

Net loss from discontinued operations. Net loss from discontinued operations decreased by $338,000 and $54,000 for the comparative three and six months ended June 30, 2019 and 2018, respectively. The residential mortgage lending segment incurred net losses of approximately $111,000 and $283,000 for the three and six months ended June 30, 2019, respectively, as compared to net losses of approximately $486,000 and $1.1 million for the three and six months ended June 30, 2018, respectively, each of which were primarily attributable to Primary Capital Mortgage, LLC's reduced general and administrative expenses, particularly from consulting fees, incurred in the wind-down of that business. The middle market lending segment incurred a net loss of approximately $1,000 for the three months ended June 30, 2019 and generated net income of $134,000 for the six months ended June 30, 2019, as compared to net income of $36,000 and $855,000 for the three and six months ended June 30, 2018, respectively, which was primarily attributable to net gains of $135,000 and $243,000 on proceeds from the 2018 sales of the remaining middle market loans during the six months ended June 30, 2019 and 2018, respectively.

Financial Condition

Summary

Our total assets were $2.5 billion at June 30, 2019 as compared to $2.1 billion at December 31, 2018. The increase was primarily attributable to the origination and acquisition of CRE loans and acquisitions of CMBS financed through the use of a CRE debt securitization, term repurchase facilities and short-term repurchase agreements.

Investment Portfolio

The tables below summarize the amortized cost and net carrying amount of our investment portfolio, classified by asset type, at June 30, 2019 and December 31, 2018 as follows (dollars in thousands, except amounts in footnotes):

At June 30, 2019	Amortized Cost	Net Carrying Amount	Percent of Portfolio	Weighted Average Coupon
Loans held for investment:
CRE whole loans (1)	$1,920,979	$1,918,382	79.55%	6.19%
CRE mezzanine loan	4,700	4,700	0.19%	10.00%
CRE preferred equity investments	25,410	25,410	1.05%	11.39%
	1,951,089	1,948,492	80.79%
Investment securities available-for-sale:
CMBS, fixed rate	118,753	123,848	5.14%	4.10%
CMBS, floating rate	321,341	321,816	13.34%	5.09%
	440,094	445,664	18.48%
Other investments:
Investments in unconsolidated entities	1,548	1,548	0.06%	N/A (3)
Other assets held for sale:
Legacy CRE loans (2)	22,150	16,082	0.67%	N/A (3)
Total investment portfolio	$2,414,881	$2,411,786	100.00%

At December 31, 2018	Amortized Cost	Net Carrying Amount	Percent of Portfolio	Weighted Average Coupon
Loans held for investment:
CRE whole loans (1)	$1,529,113	$1,527,712	76.79%	6.33%
CRE mezzanine loan	4,700	4,700	0.24%	10.00%
CRE preferred equity investment	19,555	19,555	0.98%	11.50%
	1,553,368	1,551,967	78.01%
Investment securities available-for-sale:
CMBS, fixed rate	121,487	119,739	6.02%	4.12%
CMBS, floating rate	301,132	299,259	15.04%	4.11%
	422,619	418,998	21.06%
Other investments:
Investments in unconsolidated entities	1,548	1,548	0.08%	N/A (3)
Other assets held for sale:
Legacy CRE loans (2)	21,666	17,000	0.85%	N/A (3)
Total investment portfolio	$1,999,201	$1,989,513	100.00%

(1)	Net carrying amount includes an allowance for loan losses of $2.6 million and $1.4 million at June 30, 2019 and December 31, 2018, respectively.
(2)	Net carrying amount includes lower of cost or market value adjustments of $6.1 million and $4.7 million at June 30, 2019 and December 31, 2018, respectively.
(3)	There are no stated rates associated with these investments.

(Back to Index)

(Back to Index)

CRE loans. The following is a summary of our loans (dollars in thousands, except amounts in footnotes):

Description	Quantity	Principal	Unamortized (Discount) Premium, net (1)	Amortized Cost	Allowance for Loan Losses	Carrying Value (2)	Contractual Interest Rates	Maturity Dates (3)(4)
At June 30, 2019:
CRE loans held for investment:
Whole loans (5)	117	$1,928,828	$(7,849)	$1,920,979	$(2,597)	$1,918,382	1M LIBOR plus 2.70% to 1M LIBOR plus 6.25%	July 2019 to July 2022
Mezzanine loan	1	4,700	—	4,700	—	4,700	10.00%	June 2028
Preferred equity investments (see Note 3) (5)(6)(7)	2	25,565	(155)	25,410	—	25,410	11.00% to 11.50%	June 2022 to April 2025
Total CRE loans held for investment		$1,959,093	$(8,004)	$1,951,089	$(2,597)	$1,948,492

At December 31, 2018:
CRE loans held for investment:
Whole loans (5)	79	$1,538,759	$(9,646)	$1,529,113	$(1,401)	$1,527,712	1M LIBOR plus 2.70% to 1M LIBOR plus 6.25%	January 2019 to January 2022
Mezzanine loan	1	4,700	—	4,700	—	4,700	10.00%	June 2028
Preferred equity investment (see Note 3) (5)(6)(7)	1	19,718	(163)	19,555	—	19,555	11.50%	April 2025
Total CRE loans held for investment		$1,563,177	$(9,809)	$1,553,368	$(1,401)	$1,551,967

(1)

Amounts include unamortized loan origination fees of $10.0 million and $9.6 million and deferred amendment fees of $245,000 and $171,000 at June 30, 2019 and December 31, 2018, respectively. Additionally, the amounts include unamortized loan acquisition costs of $2.3 million at June 30, 2019. There were no unamortized loan acquisition costs at December 31, 2018.

(2)	Substantially all loans are pledged as collateral under various borrowings at June 30, 2019 and December 31, 2018.
(3)	Maturity dates exclude contractual extension options, subject to the satisfaction of certain terms, that may be available to the borrowers.
(4)

Maturity dates exclude one whole loan, with an amortized cost of $11.5 million, in maturity default and performing with respect to debt service due in accordance with a forbearance agreement at June 30, 2019 and December 31, 2018.

(5)

Whole loans had $119.7 million and $108.1 million in unfunded loan commitments at June 30, 2019 and December 31, 2018, respectively. Preferred equity investments had $3.2 million in unfunded commitments at June 30, 2019. There were no preferred equity investment unfunded commitments at December 31, 2018. These unfunded loan commitments are advanced as the borrowers formally request additional funding and meet certain benchmarks, as permitted under the loan agreement, and any necessary approvals have been obtained.

(6)	The interest rate on our preferred equity investments pay currently at 8.00%. The remaining interest is deferred until maturity.
(7)	Beginning in April 2023, we have the right to unilaterally force the sale of Prospect Hackensack JV LLC's underlying property.

At June 30, 2019, approximately 23.8%, 21.6% and 13.5% of our CRE loan portfolio was concentrated in the Southwest, Mountain and Pacific regions, respectively, based on carrying value, as defined by the National Council of Real Estate Investment Fiduciaries. At December 31, 2018, approximately 32.3%, 20.9% and 17.1% of our CRE loan portfolio was concentrated in the Southwest, Mountain and Pacific regions, respectively, based on carrying value.

(Back to Index)

(Back to Index)

CMBS. During the six months ended June 30, 2019, we purchased six CMBS positions with aggregate face values of $40.7 million, at a total cost of $40.6 million, sold one CMBS position with a face value of $634,000 for proceeds of $638,000 received in June 2019, and received paydowns of $24.0 million. At June 30, 2019 and December 31, 2018, the remaining discount to be accreted into income over the remaining lives of the securities was $42.8 million and $43.9 million, respectively. At June 30, 2019 and December 31, 2018, the remaining premium to be amortized into income over the remaining lives of the securities was $734,000 and $466,000, respectively. These securities are classified as available-for-sale and carried at fair value.

The following table summarizes the activities in our CMBS investments at fair value for the six months ended June 30, 2019 (in thousands, except amounts in footnotes):

	Fair Value at December 31, 2018	Net Purchases (Sales) (1)	Net Upgrades (Downgrades)	Paydowns (2)	MTM Change on Same Ratings	Fair Value at June 30, 2019
Moody's ratings category:
Aaa	$5,954	$—	$—	$(1,088)	$(44)	$4,822
Aa1 through Aa3	—	—	874	(763)	—	111
A1 through A3	—	—	118	(94)	—	24
Baa1 through Baa3	10,084	—	(2,116)	—	507	8,475
Ba1 through Ba3	4,921	—	—	(172)	2	4,751
B1 through B3	—	—	—	—	—	—
Caa1 through Caa3	—	—	—	—	—	—
Ca through C	—	—	—	—	—	—
Non-Rated	398,039	39,960	1,124	(21,780)	10,138	427,481
Total	$418,998	$39,960	$—	$(23,897)	$10,603	$445,664
S&P ratings category:
AAA	$117	$—	$—	$(94)	$—	$23
AA+ through AA-	—	—	—	—	—	—
A+ through A-	5,298	—	(5,298)	—	—	—
BBB+ through BBB-	29,254	—	(5,014)	(763)	1,903	25,380
BB+ through BB-	92,649	—	(1,124)	(3,047)	770	89,248
B+ through B-	22,124	—	—	—	533	22,657
CCC+ through CCC-	—	—	—	—	—	—
D	—	—	—	—	—	—
Non-Rated	269,556	39,960	11,436	(19,993)	7,397	308,356
Total	$418,998	$39,960	$—	$(23,897)	$10,603	$445,664
Fitch ratings category:
AAA	$4,351	$—	$—	$(949)	$(72)	$3,330
AA+ through AA-	—	—	—	—	—	—
A+ through A-	118	—	—	(94)	—	24
BBB+ through BBB-	64,018	—	(2,405)	—	5,566	67,179
BB+ through BB-	12,257	—	(2,892)	—	652	10,017
B+ through B-	60,072	—	(5,014)	(172)	660	55,546
CCC	—	—	—	—	—	—
CC through D	—	—	—	—	—	—
Non-Rated	278,182	39,960	10,311	(22,682)	3,797	309,568
Total	$418,998	$39,960	$—	$(23,897)	$10,603	$445,664

(1)

During the six months ended June 30, 2019, we acquired $7.2 million of CMBS, at a cost of approximately $7.2 million, with a weighted average spread, based on cost, of 3.67% over the interpolated interest rate swap curve and $33.5 million of CMBS, at a cost of $33.4 million, with a weighted average spread, based on face value, of 2.38% over LIBOR.

(2)	Includes non-cash adjustments in connection with the recalculation of the accretable yield on certain interest-only CMBS.

(Back to Index)

(Back to Index)

The following table summarizes our CMBS investments earning coupon interest at floating rates or fixed rates at June 30, 2019 and December 31, 2018 (dollars in thousands, except amounts in the footnote):

	Face Value	Amortized Cost	Fair Value	Coupon Rates
At June 30, 2019:
CMBS, fixed rate (1)	$186,654	$118,753	$123,848	2.88% - 8.48%
CMBS, floating rate	321,359	321,341	321,816	4.30% - 6.42%
Total	$508,013	$440,094	$445,664
At December 31, 2018:
CMBS, fixed rate (1)	$190,601	$121,487	$119,739	2.88% - 8.48%
CMBS, floating rate	301,254	301,132	299,259	4.25% - 6.48%
Total	$491,855	$422,619	$418,998

(1)	Face value includes $25.9 million, with a total cost basis of $106,000, of CMBS that have been subject to other-than-temporarily-impairment charges at June 30, 2019 and December 31, 2018.

Investment in unconsolidated entities. The following table shows our investments in unconsolidated entities at June 30, 2019 and December 31, 2018 and equity in earnings (losses) of unconsolidated entities for the three and six months ended June 30, 2019 and 2018 (dollars in thousands, except amount in the footnotes):

				Equity in Earnings (Losses) of Unconsolidated Entities
	Ownership % at			For the Three Months Ended		For the Six Months Ended
	June 30, 2019	June 30, 2019	December 31, 2018	June 30, 2019	June 30, 2018	June 30, 2019	June 30, 2018
Pelium Capital (1)	—%	$—	$—	$—	$75	$—	$(230)
RCM Global	—%	—	—	—	(6)	—	7
Subtotal		—	—	—	69	—	(223)
Investment in RCT I and II (2)	3.0%	1,548	1,548	26	24	52	46
Total		$1,548	$1,548	$26	$93	$52	$(177)

(1)	During the six months ended June 30, 2018, we received distributions of $10.2 million on our investment in Pelium Capital Partners, L.P. ("Pelium Capital").
(2)

During the three and six months ended June 30, 2019 and 2018, dividends from the investments in Resource Capital Trust I and RCC Trust II's common shares are recorded in other revenue. See Note 9 for the disclosures on the associated unsecured junior subordinated debentures.

In 2018, Pelium Capital and RCM Global LLC were fully liquidated.

(Back to Index)

(Back to Index)

Financing Receivables

The following tables show the activity in the allowance for loan losses for the six months ended June 30, 2019 and year ended December 31, 2018 and the allowance for loan losses and recorded investments in loans at June 30, 2019 and December 31, 2018 (in thousands, except amount in the footnotes):

	Six Months Ended June 30, 2019	Year Ended December 31, 2018
	Commercial Real Estate Loans	Commercial Real Estate Loans
Allowance for loan losses:
Allowance for loan losses at beginning of period	$1,401	$5,328
Provision for (recovery of) loan losses, net (1)	1,196	(1,595)
Loans charged-off	—	(2,332)
Allowance for loan losses at end of period	$2,597	$1,401

(1)

Excludes the recovery of loan losses on one bank loan with no amortized cost or carrying value at June 30, 2019 and December 31, 2018 that received a payment of approximately $1,000 during the six months ended June 30, 2019.

	June 30, 2019	December 31, 2018
	Commercial Real Estate Loans	Commercial Real Estate Loans
Allowance for loan losses ending balance:
Individually evaluated for impairment	$—	$—
Collectively evaluated for impairment	$2,597	$1,401
Loans:
Amortized cost ending balance:
Individually evaluated for impairment (1)	$30,110	$24,255
Collectively evaluated for impairment	$1,920,979	$1,529,113

(1)	Our mezzanine loan and preferred equity investments are evaluated individually for impairment.

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

Our mezzanine loan and preferred equity investments are evaluated individually for impairment.

(Back to Index)

(Back to Index)

Credit risk profiles of CRE loans at amortized cost and legacy CRE loans held for sale at the lower of cost or fair value were as follows (in thousands, except amounts in footnotes):

	Rating 1	Rating 2	Rating 3 (1)	Rating 4	Rating 5	Held for Sale (2)	Total
At June 30, 2019:
Whole loans	$—	$1,758,536	$158,095	$4,348	$—	$—	$1,920,979
Mezzanine loan (3)	—	4,700	—	—	—	—	4,700
Preferred equity investments (3)	—	25,410	—	—	—	—	25,410
Legacy CRE loans held for sale	—	—	—	—	—	16,082	16,082
Total	$—	$1,788,646	$158,095	$4,348	$—	$16,082	$1,967,171

At December 31, 2018:
Whole loans	$—	$1,447,206	$77,067	$4,840	$—	$—	$1,529,113
Mezzanine loan (3)	—	4,700	—	—	—	—	4,700
Preferred equity investment (3)	—	19,555	—	—	—	—	19,555
Legacy CRE loans held for sale	—	—	—	—	—	17,000	17,000
Total	$—	$1,471,461	$77,067	$4,840	$—	$17,000	$1,570,368

(1)

Includes one whole loan, with an amortized cost of $11.5 million, which was in maturity default at June 30, 2019 and December 31, 2018. The loan is performing with respect to debt service due in accordance with a forbearance agreement at June 30, 2019 and December 31, 2018.

(2)	Includes one legacy CRE loan that was in default with a total carrying value of $16.1 million and $17.0 million at June 30, 2019 and December 31, 2018, respectively.
(3)	Our mezzanine loan and preferred equity investments are evaluated individually for impairment.

At June 30, 2019 and December 31, 2018, we had one legacy CRE loan and one mezzanine loan included in assets held for sale with total carrying values of $16.1 million and $17.0 million, respectively, comprising total amortized cost bases of $22.2 million and $21.7 million, respectively, less accumulated lower of cost or market charges of $6.1 million and $4.7 million, respectively. The mezzanine loan held for sale had no fair value at June 30, 2019 and December 31, 2018.

Our remaining legacy CRE loan held for sale incurred fair value adjustments to reduce the carrying value of $1.3 million during the three months ended June 30, 2019 and $1.4 million, which included protective advances to cover borrower operating losses of $102,000, during the six months ended June 30, 2019. The adjustments comprised a $1.3 million fair value charge in connection with the updated fair value based on the average of three June 2019 brokers' opinion of value that were taken into account equally along with the latest appraisal received in February 2019. During the six months ended June 30, 2018, we incurred fair value adjustments to reduce the carrying value of $4.7 million, which included protective advances to cover borrower operating losses of $172,000. No fair value adjustments were incurred during the three months ended June 30, 2018. The adjustments for the six months ended June 30, 2018 were calculated based on updated appraisals, less estimated costs for repairs to be performed on the collateral, and were reserved against the funded protective advances. The loan is currently in default.

During the three and six months ended June 30, 2019, we recorded increases in the general reserve of $170,000 and $1.0 million, respectively, primarily attributable to one and five loans, respectively, which migrated from a rating of 2 to a rating of 3, in which performance lagged behind underwritten expectations. During the six months ended June 30, 2018, we recorded a decrease in the general reserve of approximately $799,000, primarily attributable to one loan rated as a 3 that repaid and one loan, which migrated from a rating of 3 to a rating of 2, in which performance improved to within underwritten expectations. There was no change in the general reserve during the three months ended June 30, 2018.

(Back to Index)

(Back to Index)

Loan Portfolios Aging Analysis

The following table presents the CRE loan portfolio aging analysis as of the dates indicated at amortized cost and legacy CRE loans held for sale at the lower of cost or fair value (in thousands, except amounts in footnotes):

	30-59 Days	60-89 Days	Greater than 90 Days (1)(2)	Total Past Due	Current	Total Loans Receivable	Total Loans > 90 Days and Accruing (1)
At June 30, 2019:
Whole loans	$—	$—	$11,516	$11,516	$1,909,463	$1,920,979	$11,516
Mezzanine loan	—	—	—	—	4,700	4,700	—
Preferred equity investments	—	—	—	—	25,410	25,410	—
Legacy CRE loans held for sale	—	—	16,082	16,082	—	16,082	—
Total	$—	$—	$27,598	$27,598	$1,939,573	$1,967,171	$11,516

At December 31, 2018:
Whole loans	$—	$—	$11,516	$11,516	$1,517,597	$1,529,113	$11,516
Mezzanine loan	—	—	—	—	4,700	4,700	—
Preferred equity investment	—	—	—	—	19,555	19,555	—
Legacy CRE loans held for sale	—	—	17,000	17,000	—	17,000	—
Total	$—	$—	$28,516	$28,516	$1,541,852	$1,570,368	$11,516

(1)

Includes one whole loan, with an amortized cost of $11.5 million, which was in maturity default at June 30, 2019 and December 31, 2018. The loan is performing with respect to debt service due in accordance with a forbearance agreement at June 30, 2019 and December 31, 2018. During the three and six months ended June 30, 2019, we recognized interest income of $165,000 and $330,000, respectively, on this whole loan. During the three and six months ended June 30, 2018, we recognized interest income of $152,000 and $302,000, respectively, on this whole loan.

(2)	Includes one legacy CRE loan that was in default with a total carrying value of $16.1 million and $17.0 million at June 30, 2019 and December 31, 2018, respectively.

Impaired Loans

We did not have any impaired loans at June 30, 2019 and December 31, 2018.

Troubled-Debt Restructurings ("TDRs")

There were no TDRs for the six months ended June 30, 2019 and 2018.

Restricted Cash

At June 30, 2019, we had restricted cash of $14.1 million, which consisted of $6.1 million of restricted cash within five of our six consolidated securitization entities, $8.0 million held as margin and $43,000 held in various reserve accounts. At December 31, 2018, we had restricted cash of $12.7 million, which consisted of $6.2 million of restricted cash within four of our six consolidated securitization entities, $6.4 million held as margin, and $21,000 held in various reserve accounts. The increase of $1.4 million was primarily attributable to cash held in our CRE securitizations from principal repayments and, to a lesser extent, an increase due to initial margin requirements under the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 on interest rates swaps, offset by future funding acquisitions by our CRE securitizations.

Accrued Interest Receivable

The following table summarizes our accrued interest receivable at June 30, 2019 and December 31, 2018 (in thousands):

	June 30, 2019	December 31, 2018	Net Change
Accrued interest receivable from loans	$7,992	$6,974	$1,018
Accrued interest receivable from securities	1,047	1,156	(109)
Accrued interest receivable from escrow, sweep and reserve accounts	116	68	48
Total	$9,155	$8,198	$957

The $957,000 increase in accrued interest receivable was primarily attributable to new loan production, including the acquisition of a portfolio of CRE loans from an affiliate of our Manager, partially offset by loan payoffs during the six months ended June 30, 2019.

(Back to Index)

(Back to Index)

Other Assets

The following table summarizes our other assets at June 30, 2019 and December 31, 2018 (in thousands):

	June 30, 2019	December 31, 2018	Net Change
Tax receivables and prepaid taxes	$2,687	$3,219	$(532)
Other prepaid expenses	1,036	361	675
Other receivables	170	261	(91)
Fixed assets - non real estate	105	108	(3)
Direct financing leases	66	66	—
Total	$4,064	$4,015	$49

The $49,000 increase in other assets was primarily attributable to a $675,000 increase in other prepaid expenses, resulting from the March 2019 payment of $1.1 million of D&O insurance for the ensuing year. The increase was partially offset by a $532,000 decrease in tax receivables and prepaid taxes, due to tax refunds of approximately $472,000 received during the six months ended June 30, 2019.

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

(Back to Index)

(Back to Index)

The table below summarizes the amortized costs and net carrying amounts of our core and non-core investments at June 30, 2019, classified by asset type (in thousands, except percentages and amounts in footnotes):

At June 30, 2019	Amortized Cost	Net Carrying Amount	Percent of Portfolio	Weighted Average Coupon
Core Assets:
CRE whole loans (1)(2)	$1,909,463	$1,906,866	79.11%	6.19%
CRE mezzanine loan and preferred equity investments (2)	30,110	30,110	1.25%	11.18%
CMBS, fixed rate (3)	118,753	123,848	5.14%	4.10%
CMBS, floating rate (3)	321,341	321,816	13.35%	5.09%
Total Core Assets	2,379,667	2,382,640	98.85%
Non-Core Assets:
Structured notes (4)	1,000	—	—%	N/A (7)
Direct financing leases (4)	801	66	—%	N/A (7)
Legacy CRE loans (5)(6)	33,666	27,598	1.15%	1.66%
Total Non-Core Assets	35,467	27,664	1.15%
Total Core and Non-Core Assets	$2,415,134	$2,410,304	100.00%

(1)	Net carrying amount includes an allowance for loan losses of $2.6 million at June 30, 2019.
(2)	Classified as CRE loans on the consolidated balance sheet.
(3)	Classified as investment securities available-for-sale on the consolidated balance sheet.
(4)	Classified as other assets on the consolidated balance sheet.
(5)	Includes one legacy CRE loan with an amortized cost of $11.5 million classified as a CRE loan on the consolidated balance sheet as we intend to hold this loan to maturity.
(6)	Net carrying amount includes a lower of cost or market value adjustment of $6.1 million at June 30, 2019.
(7)	There are no stated rates associated with these investments.

Assets and Liabilities Held for Sale

The assets and liabilities of business segments classified as discontinued operations and other assets and liabilities classified as held for sale are reported separately in the accompanying consolidated financial statements and are summarized as follows at June 30, 2019 and December 31, 2018 (in thousands):

	June 30, 2019	December 31, 2018
ASSETS
Loans held for sale	$16,082	$17,000
Other assets	366	645
Total	$16,448	$17,645
LIABILITIES
Accounts payable and other liabilities	$1,770	$1,820
Total	$1,770	$1,820

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

(Back to Index)

(Back to Index)

The following tables present the fair value of our derivative financial instruments at June 30, 2019 and December 31, 2018 on our consolidated balance sheets and the related effect of derivative instruments on the consolidated statements of operations for the six months ended June 30, 2019 and 2018:

Fair Value of Derivative Instruments (in thousands)

	Liability Derivatives
At June 30, 2019	Notional Amount	Consolidated Balance Sheets Location	Fair Value
Interest rate swap contracts, hedging (1)	$87,551	Derivatives, at fair value	$4,470
Interest rate swap contracts, hedging	$87,551	Accumulated other comprehensive income (loss)	$(3,895)

	Asset Derivatives
At December 31, 2018	Notional Amount	Consolidated Balance Sheets Location	Fair Value
Interest rate swap contracts, hedging (1)	$31,725	Derivatives, at fair value	$985

	Liability Derivatives
	Notional Amount	Consolidated Balance Sheets Location	Fair Value
Interest rate swap contracts, hedging (1)	$49,326	Derivatives, at fair value	$1,043
Interest rate swap contracts, hedging	$81,051	Accumulated other comprehensive income (loss)	$563

(1)	Interest rate swap contracts are accounted for as cash flow hedges.

The Effect of Derivative Instruments on the Consolidated Statements of Operations (in thousands)

	Derivatives
Six Months Ended June 30, 2019	Consolidated Statements of Operations Location	Realized and Unrealized Gain (Loss)
Interest rate swap contracts, hedging	Interest expense	$20

	Derivatives
Six Months Ended June 30, 2018	Consolidated Statements of Operations Location	Realized and Unrealized Gain (Loss)
Interest rate swap contracts, hedging	Interest expense	$(80)

At June 30, 2019, we had 18 swap contracts outstanding in order to hedge against adverse rate movements on our one-month LIBOR borrowings. Our interest rate hedges at June 30, 2019 were as follows (dollars in thousands):

	Benchmark Rate	Notional Value	Strike Rate	Effective Date	Maturity Date	Fair Value
Interest rate swap	One-month LIBOR	$3,010	2.02%	6/18/2017	1/18/2026	$(62)
Interest rate swap	One-month LIBOR	3,640	2.15%	8/18/2017	3/18/2027	(108)
Interest rate swap	One-month LIBOR	4,025	2.09%	8/18/2017	10/18/2026	(104)
Interest rate swap	One-month LIBOR	13,550	2.09%	10/18/2017	9/18/2027	(349)
Interest rate swap	One-month LIBOR	7,500	2.20%	10/18/2017	9/18/2027	(255)
Interest rate swap	One-month LIBOR	2,820	2.77%	3/18/2018	3/18/2028	(229)
Interest rate swap	One-month LIBOR	2,571	2.86%	5/18/2018	3/18/2028	(228)
Interest rate swap	One-month LIBOR	3,720	2.86%	5/18/2018	11/18/2025	(269)
Interest rate swap	One-month LIBOR	7,325	2.80%	7/18/2018	1/18/2026	(509)
Interest rate swap	One-month LIBOR	4,300	2.80%	7/18/2018	1/18/2026	(299)
Interest rate swap	One-month LIBOR	2,300	2.85%	7/18/2018	2/18/2027	(186)
Interest rate swap	One-month LIBOR	4,020	2.76%	7/18/2018	7/18/2026	(284)
Interest rate swap	One-month LIBOR	4,020	2.76%	7/18/2018	7/18/2026	(285)
Interest rate swap	One-month LIBOR	4,420	2.89%	8/18/2018	7/18/2028	(414)
Interest rate swap	One-month LIBOR	7,330	2.85%	8/18/2018	12/18/2026	(585)
Interest rate swap	One-month LIBOR	6,500	2.72%	9/18/2018	7/18/2022	(217)
Interest rate swap	One-month LIBOR	4,770	2.17%	5/18/2019	7/18/2022	(81)
Interest rate swap	One-month LIBOR	1,730	1.87%	7/18/2019	6/18/2029	(6)
Total interest rate swaps		$87,551				$(4,470)

(Back to Index)

(Back to Index)

Repurchase and Credit Facilities

Borrowings under our repurchase agreements are guaranteed by us or one of our subsidiaries. The following table sets forth certain information with respect to our repurchase agreements (dollars in thousands, except amounts in footnotes):

	June 30, 2019				December 31, 2018
	Outstanding Borrowings (1)	Value of Collateral	Number of Positions as Collateral	Weighted Average Interest Rate	Outstanding Borrowings (1)	Value of Collateral	Number of Positions as Collateral	Weighted Average Interest Rate
CRE - Term Repurchase Facilities
Wells Fargo Bank, N.A. (2)	$247,517	$335,812	32	4.37%	$154,478	$226,530	13	4.33%
Morgan Stanley Bank, N.A. (3)	37,137	62,665	3	5.03%	37,113	62,457	3	5.09%
Barclays Bank PLC (4)	65,628	84,209	8	4.59%	240,416	308,389	11	4.51%
JPMorgan Chase Bank, N.A. (5)	46,810	61,988	3	4.22%	75,440	98,839	5	4.30%

Trust Certificates - Term Repurchase Facilities
RSO Repo SPE Trust 2017 (6)	41,903	113,453	2	6.34%	47,172	118,780	2	6.41%

CMBS - Short-Term Repurchase Agreements
RBC Capital Markets, LLC	216,167	276,512	30	3.55%	246,476	313,644	33	3.64%
JP Morgan Securities LLC	89,560	118,345	18	3.57%	42,040	73,066	13	3.57%
Deutsche Bank Securities Inc.	22,670	42,874	5	3.75%	7,305	9,158	5	3.98%
Total	$767,392	$1,095,858			$850,440	$1,210,863

(1)	Outstanding borrowings include accrued interest payable.
(2)	Includes $1.1 million and $1.6 million of deferred debt issuance costs at June 30, 2019 and December 31, 2018, respectively.
(3)	Includes $137,000 and $167,000 of deferred debt issuance costs at June 30, 2019 and December 31, 2018, respectively.
(4)	Includes $1.1 million and $1.5 million of deferred debt issuance costs at June 30, 2019 and December 31, 2018, respectively.
(5)	Includes $1.6 million and $2.0 million of deferred debt issuance costs at June 30, 2019 and December 31, 2018, respectively.
(6)	Includes $146,000 and $204,000 of deferred debt issuance costs at June 30, 2019 and December 31, 2018, respectively.

We were in compliance with all financial covenants in each of the respective agreements at June 30, 2019 and December 31, 2018.

CRE - Term Repurchase Facilities

In July 2018, a wholly-owned subsidiary entered into an amended and restated master agreement (the "2018 Facility") with Wells Fargo Bank, N.A. ("Wells Fargo") to finance the origination and acquisition of CRE loans. In May 2019, we executed an amendment of the 2018 Facility, amending certain terms to add an available loan servicer and to update references in connection with an amended fee letter.

Trust Certifications - Term Repurchase Facility

In September 2017, a wholly-owned subsidiary entered into a repurchase and securities agreement (the "2017 Term Repurchase Trust Facility") with RSO Repo SPE Trust 2017. In July 2019, we paid off the outstanding balance of the 2017 Term Repurchase Trust Facility in connection with the redemption of RCC 2017-CRE5.

Securitizations

At June 30, 2019, we retained equity in six of the securitization entities we have executed, of which three have been substantially liquidated.

RCC 2017-CRE5

In July 2017, we closed RCC 2017-CRE5, a $376.7 million CRE securitization transaction that provided financing for transitional CRE loans. In May 2019, we paid off all of the outstanding, third-party owned senior notes from the payoff proceeds of certain of the securitization's assets. In July 2019, we exercised the optional redemption feature of the securitization.

(Back to Index)

(Back to Index)

XAN 2019-RSO7

In April 2019, we closed XAN 2019-RSO7, a $687.2 million CRE debt securitization transaction that provided financing for CRE loans. XAN 2019-RSO7 issued a total of $585.8 million of non-recourse, floating-rate notes at par, of which RCC Real Estate, Inc. ("RCC RE") purchased $10.0 million, or approximately 20%, of the Class D notes. Additionally, RCC RE purchased 100% of the Class E and Class F notes and a subsidiary of RCC RE purchased 100% of the outstanding preference shares. The notes purchased by RCC RE are subordinated in right of payment to all other senior notes issued by XAN 2019-RSO7, but are senior in right of payment to the preference shares. The preferred shares are subordinated in right of payment to all other securities issued by XAN 2019-RSO7.

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

Stockholders' Equity

Total stockholders' equity at June 30, 2019 was $558.0 million and gave effect to $3.9 million of net unrealized losses on our cash flow hedges and $5.6 million of net unrealized gains on our available-for-sale portfolio, shown as a component of accumulated other comprehensive income (loss). Stockholders' equity at December 31, 2018 was $553.8 million and gave effect to $563,000 of unrealized gains on our cash flow hedges and $3.6 million of net unrealized losses, after tax, on our available-for-sale portfolio, shown as a component of accumulated other comprehensive income (loss). The increase in stockholders' equity during the six months ended June 30, 2019 was primarily attributable to the $4.7 million decrease in net unrealized losses in connection with mark-to-market adjustments on our CMBS and derivative contracts.

(Back to Index)

(Back to Index)

Balance Sheet - Book Value Reconciliation

The following table rolls forward our common stock book value for the three and six months ended June 30, 2019 and reconciles our common stock book value to our economic book value, a non-GAAP measure, at June 30, 2019 (in thousands, except per share data and amounts in footnotes):

	For the Three Months Ended June 30, 2019		For the Six Months Ended June 30, 2019
	Total Amount	Per Share Amount	Total Amount	Per Share Amount
Common stock book value at beginning of period (1)	$441,867	$14.06	$437,863	$14.02
Net income allocable to common shares	6,304	0.20	11,849	0.38
Change in other comprehensive income:
Available-for-sale securities	3,326	0.11	9,192	0.29
Derivatives	(2,741)	(0.09)	(4,458)	(0.14)
Common stock dividends	(7,075)	(0.23)	(13,363)	(0.42)
Common stock dividends on unvested shares	(96)	—	(182)	(0.01)
Accretion (dilution) from additional shares outstanding at June 30, 2019 (2)	411	0.01	1,095	(0.06)
Total net increase	129	—	4,133	0.04
Common stock book value at end of period (1)(3)	441,996	14.06	441,996	14.06

Reconciling items in arriving at economic book value at June 30, 2019:
Non-cash convertible senior notes' unamortized discounts:
4.50% Convertible Senior Notes	(9,519)	(0.30)	(9,519)	(0.30)
8.00% Convertible Senior Notes	(77)	—	(77)	—
Series C Preferred Stock redemption value in excess of carrying value	(4,045)	(0.13)	(4,045)	(0.13)
Economic book value at June 30, 2019	$428,355	$13.63	$428,355	$13.63

(1)

Per share calculations exclude unvested restricted stock, as disclosed on our consolidated balance sheets, of 426,771, 430,986 and 422,671 shares at June 30, 2019, March 31, 2019 and December 31, 2018, respectively. The denominator for the calculation is 31,443,123, 31,436,120 and 31,234,828 shares at June 30, 2019, March 31, 2019 and December 31, 2018, respectively.

(2)	Per share amount calculations include 7,003 and 208,295 shares of restricted stock that vested during the three and six months ended June 30, 2019.
(3)	Common stock book value is calculated as total stockholders' equity of $558.0 million less preferred stock equity of $116.0 million at June 30, 2019.

Management Agreement Equity

Our base management fee, as defined in the Management Agreement, is equal to (i) 1/12 of the amount of our equity multiplied by (ii) 1.50%.

The following table summarizes the calculation of equity, as defined in the Management Agreement (in thousands):

Amount
At June 30, 2019:
Proceeds from capital stock issuances, net (1)	$1,219,936
Retained earnings, net (2)	(453,356)
Payments for repurchases of capital stock, net	(207,011)
Total	$559,569

(1)	Deducts underwriting discounts and commissions and other expenses and costs relating to such issuances.
(2)	Excludes non-cash equity compensation expense incurred to date.

Core Earnings

Core Earnings is a non-GAAP financial measure that we use to evaluate our operating performance.

Core Earnings exclude the effects of certain transactions and adjustments in accordance with accounting principles generally accepted in the United States of America ("GAAP") that we believe are not necessarily indicative of our current CRE loan portfolio and other CRE-related investments and operations. Core Earnings exclude income (loss) from all non-core assets such as commercial finance, middle market lending, residential mortgage lending, certain legacy CRE loans and other non-CRE assets designated as assets held for sale at the initial measurement date of December 31, 2016.

(Back to Index)

(Back to Index)

Core Earnings, for reporting purposes, is defined as GAAP net income (loss) allocable to common shares, excluding (i) non-cash equity compensation expense, (ii) unrealized gains and losses, (iii) non-cash provisions for loan losses, (iv) non-cash impairments on securities, (v) non-cash amortization of discounts or premiums associated with borrowings, (vi) net income or loss from a limited partnership interest owned at the initial measurement date, (vii) net income or loss from non-core assets, (1)(2) (viii) real estate depreciation and amortization, (ix) foreign currency gains or losses and (x) income or loss from discontinued operations. Core Earnings may also be adjusted periodically to exclude certain one-time events pursuant to changes in GAAP and certain non-cash items.

Although pursuant to the Management Agreement we calculate incentive compensation using Core Earnings that exclude incentive compensation payable to our Manager, we include incentive compensation payable to our Manager in calculating Core Earnings for reporting purposes.

Core Earnings allocable to common shares, adjusted ("Core Earnings Adjusted") is a non-GAAP financial measure used to evaluate our operating performance. Core Earnings Adjusted exclude certain non-recurring items and the results of certain transactions that are not indicative of our ongoing operating performance.

Core Earnings and Core Earnings Adjusted do not represent net income or cash generated from operating activities and should not be considered as alternatives to GAAP net income or as measures of liquidity under GAAP. Our methodology for calculating Core Earnings and Core Earnings Adjusted may differ from methodologies used by other companies to calculate similar supplemental performance measures, and, accordingly, our reported Core Earnings and Core Earnings Adjusted may not be comparable to similar performance measures used by other companies.

(Back to Index)

(Back to Index)

The following table provides a reconciliation from GAAP net income (loss) allocable to common shares to Core Earnings allocable to common shares and Core Earnings allocable to common shares, adjusted for the periods presented (in thousands, except per share data and amount in the footnotes):

	For the Three Months Ended				For the Six Months Ended
	June 30,				June 30,
	2019	Per Share Data	2018	Per Share Data	2019	Per Share Data	2018	Per Share Data
Net income (loss) allocable to common shares - GAAP	$6,304	$0.20	$6,152	$0.20	$11,849	$0.38	$(6,430)	$(0.21)
Adjustment for realized gains on CRE assets	—	—	—	—	—	—	—	—
Net income (loss) allocable to common shares - GAAP, adjusted	6,304	0.20	6,152	0.20	11,849	0.38	(6,430)	(0.21)
Reconciling items from continuing operations:
Non-cash equity compensation expense	412	0.01	659	0.02	1,095	0.03	1,626	0.05
Non-cash provision for (recovery of) CRE loan losses	170	0.01	—	—	1,195	0.04	(799)	(0.03)
Litigation settlement expense (3)	—	—	—	—	—	—	(2,167)	(0.07)
Non-cash amortization of discounts or premiums associated with borrowings	702	0.02	796	0.02	1,385	0.04	1,574	0.05
Income tax expense (benefit) from non-core investments (1)(2)	—	—	1	—	—	—	(31)	—
Net realized gain on non-core assets (1)(2)	(7)	—	(691)	(0.02)	(15)	—	(476)	(0.02)
Net loss from non-core assets (2)	31	—	50	—	26	—	447	0.01
Reconciling items from discontinued operations and CRE loans:
Net interest income on legacy CRE loans	(183)	(0.01)	(339)	(0.01)	(416)	(0.01)	(661)	(0.02)
Realized gain on liquidation of legacy CRE loans	—	—	(1,000)	(0.03)	—	—	(1,000)	(0.03)
Operating expenses on legacy CRE loans	—	—	187	0.01	—	—	187	0.01
Fair value adjustments on legacy CRE loans	1,300	0.04	—	—	1,402	0.04	4,672	0.15
Net loss from other non-CRE investments held for sale	—	—	28	—	—	—	506	0.02
Loss from discontinued operations, net of taxes	112	0.01	450	0.01	149	0.01	203	0.01
Core Earnings allocable to common shares	$8,841	$0.28	$6,293	$0.20	$16,670	$0.53	$(2,349)	$(0.08)

Reconciling items in arriving at Core Earnings allocable to common shares, adjusted:
Loss on redemption of Series B Preferred Stock	—	—	—	—	—	—	7,482	0.24
Litigation settlement expense	—	—	—	—	—	—	2,167	0.07
Core Earnings allocable to common shares, adjusted (4)	$8,841	$0.28	$6,293	$0.20	$16,670	$0.53	$7,300	$0.23

Weighted average common shares - diluted	31,656		31,402		31,594		31,164

Core Earnings per common share - diluted	$0.28		$0.20		$0.53		$(0.08)
Core Earnings per common share, adjusted - diluted (4)	$0.28		$0.20		$0.53		$0.23

(1)	Income tax (benefit) expense from non-core investments and net realized loss on non-core assets are components of net income or loss from non-core assets.
(2)

Non-core assets are investments and securities owned by us at the initial measurement date in (i) commercial finance, (ii) middle market lending, (iii) residential mortgage lending, (iv) legacy CRE loans designated as held for sale and (v) other non-CRE assets included in assets held for sale.

(3)	Includes the payment of the settlement of a securities litigation, previously accrued in 2017, for the six months ended June 30, 2018.
(4)

Core Earnings, adjusted exclude a non-recurring charge of $7.5 million, or $(0.24) per common share-diluted, for the six months ended June 30, 2018 in connection with the redemption of our remaining 8.25% Series B Cumulative Redeemable Preferred Stock.

Core Earnings in accordance with the Management Agreement, which excludes incentive compensation payable of $165,000, was $9.0 million, or $0.28 per common share outstanding, for the three months ended June 30, 2019.

(Back to Index)

(Back to Index)

Incentive Compensation Hurdle

In accordance with the Management Agreement, incentive compensation is earned by our Manager when our Core Earnings per common share (as defined in the Management Agreement) for such quarter exceeds an amount equal to: (1) the weighted average of (a) book value (as defined in the Management Agreement) as of the end of such quarter divided by 30,881,351 shares and (b) the price per share (including the conversion price, if applicable) paid for common shares in each offering (or issuance, upon the conversion of convertible securities) by us subsequent to September 30, 2017, in each case at the time of issuance, multiplied by (2) the greater of (a) 1.75% and (b) 0.4375% plus one-fourth of the ten year treasury rate, as defined in the Management Agreement, for such quarter (the "Incentive Compensation Hurdle").

The following table summarizes the calculation of the Incentive Compensation Hurdle for the three months ended June 30, 2019 (dollars in thousands, except per share data):

Amount
Book value:
Stockholders' equity, excluding equity attributable to preferred stock at September 30, 2017	$460,569
Net income (loss) from operations and gain (loss) on resolutions of Plan assets (1)	(7,535)
Book value at June 30, 2019	$453,034
Book value per share at June 30, 2019	$14.67

One-fourth of the ten year treasury rate (2)	0.59%

Greater of (a) 1.75% and (b) 0.4375% plus one-fourth of the ten year treasury rate	1.75%

Incentive Compensation Hurdle (3)	$0.26

(1)	Includes activity during the period beginning October 1, 2017 and ending December 31, 2018.
(2)

The ten year treasury rate, as defined in the Management Agreement, is the average of the weekly average yield to maturity for U.S. Treasury securities (adjusted to a constant maturity of ten years) as published weekly by the Federal Reserve Board during a fiscal quarter. During the three months ended June 30, 2019, the ten year treasury rate was 2.34%.

(3)	Calculated as book value per share at June 30, 2019 multiplied by 1.75%.

We have not had a public offering of common shares nor have we issued any common shares resulting from the conversion of any of our convertible securities subsequent to September 30, 2017.

The amount by which Core Earnings per common share exceeds the Incentive Compensation Hurdle is multiplied by (a) 20% and (b) the weighted average number of common shares (as defined in the Management Agreement) outstanding during the quarter to arrive at incentive compensation for the quarter. Additionally, incentive compensation is adjusted: (i) to exclude events pursuant to changes in GAAP or the application of GAAP, as well as non-recurring or unusual transactions or events, after discussion between our Manager and the independent directors and approval by a majority of the independent directors in the case of non-recurring or unusual transactions or events, and (ii) by deducting an amount equal to any taxable REIT subsidiary directly paid fees accrued (calculated as if such fees were payable on a quarterly basis) not previously used to offset incentive compensation.

Liquidity and Capital Resources

Liquidity is a measurement of our ability to meet potential cash requirements, including ongoing commitments to pay dividends, fund investments, repay borrowings and provide for other general business needs, including payment of our base management fee and incentive compensation. Our ability to meet our on-going liquidity needs is subject to our ability to generate cash from operating activities and our ability to maintain and/or obtain additional debt financing and equity capital together with the funds referred to below.

For the six months ended June 30, 2019, our principal sources of liquidity were: (i) proceeds of $479.7 million from financing sourced from our CRE - term repurchase facilities and net CMBS - short-term repurchase agreements, (ii) net proceeds of $31.5 million from the close of XAN 2019-RSO7, (iii) proceeds of $30.2 million from net repayments on our CRE loan and CMBS portfolios and (iv) proceeds of $24.7 million from our CRE securitizations that used principal paydowns to invest in CRE loan future funding commitments. These sources of liquidity, offset by our deployments in CRE debt investments, distributions on our common and preferred stock and operating expenses, substantially resulted in the $47.2 million of unrestricted cash we held at June 30, 2019.

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

At June 30, 2019, we had various repurchase agreements, as summarized below (in thousands, except amounts in footnotes):

	Execution Date	Maturity Date (1)	Maximum Capacity	Principal Outstanding	Availability
CRE - Term Repurchase Facilities
Wells Fargo Bank, N.A.	February 2012	July 2020	$400,000	$248,286	$151,714
Morgan Stanley Bank, N.A.	September 2015	September 2019	$67,936	37,206	$30,730
Barclays Bank PLC	April 2018	April 2021	$250,000	66,667	$183,333
JPMorgan Chase Bank, N.A.	October 2018	October 2021	$250,000	48,383	$201,617
Trust Certificates - Term Repurchase Facility
RSO Repo SPE Trust 2017	September 2017	September 2020	N/A	42,006	N/A
CMBS - Short-Term Repurchase Agreements
RBC Capital Markets, LLC	August 2017	April 2019	N/A	215,938	N/A
JP Morgan Securities LLC	November 2012	April 2019	N/A	89,422	N/A
Deutsche Bank Securities Inc.	March 2005	April 2019	N/A	22,639	N/A
Total (2)				$770,547

(1)	The CMBS - short-term repurchase agreements' maturity dates represent the next interest payment and extension dates. The agreements do not contain defined maturity dates.
(2)	Excludes accrued interest payable of $1.1 million and deferred debt issuance costs and discounts of $4.3 million at June 30, 2019.

The following table summarizes the average principal outstanding on our term and short-term repurchase agreements during the three months ended June 30, 2019 and December 31, 2018 and the principal outstanding on our term and short-term repurchase agreements at June 30, 2019 and December 31, 2018 (in thousands, except amounts in footnotes):

	Three Months Ended June 30, 2019	June 30, 2019	Three Months Ended December 31, 2018	December 31, 2018
	Average Principal Outstanding	Principal Outstanding (1)(2)	Average Principal Outstanding	Principal Outstanding (1)(2)
Term and Short-Term Repurchase Agreements
Collateralized by CRE loans	$386,582	$442,548	$467,939	$559,138
Collateralized by CMBS	304,835	327,999	267,990	295,048
Total	$691,417	$770,547	$735,929	$854,186

(1)

Excludes accrued interest payable on repurchase agreements collateralized by CRE loans of $701,000 and $1.0 million and deferred debt issuance costs and discounts of $4.3 million and $5.5 million at June 30, 2019 and December 31, 2018, respectively.

(2)	Excludes accrued interest payable on repurchase agreements collateralized by CMBS of $398,000 and $773,000 at June 30, 2019 and December 31, 2018, respectively.

(Back to Index)

(Back to Index)

The following table summarizes the maximum month-end principal outstanding on our term and short-term repurchase agreements during the periods presented (in thousands):

	Maximum Month-End Principal Outstanding During the
	Six Months Ended	Years Ended December 31,
	June 30, 2019	2018	2017	2016
Term and Short-Term Repurchase Agreements (1)
Collateralized by CRE loans	$665,294	$561,382	$469,228	$379,670
Collateralized by CMBS	$334,677	$295,048	$122,574	$82,916

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

Historically, we have financed the acquisition of our investments through CDOs and securitizations that essentially match the maturity and repricing dates of these financing vehicles with the maturities and repricing dates of our investments. In the past, we have derived substantial operating cash from our equity investments in our CDOs and securitizations, which will cease if the CDOs and securitizations fail to meet certain tests. Through June 30, 2019, we did not experience difficulty in maintaining our existing CDO and securitization financing and passed all of the critical tests required by these financings.

The following table sets forth the distributions received by us and coverage test summaries for our active securitizations for the periods presented (in thousands, except amount in the footnotes):

	Cash Distributions		Overcollateralization Cushion (1)
Name	For the Six Months Ended June 30, 2019	For the Year Ended December 31, 2018	At June 30, 2019	At the Initial Measurement Date	End of Designated Principal Reinvestment Period
RCC 2017-CRE5 (2)(3)(4)	$11,177	$22,843	N/A	$20,727	July 2020
XAN 2018-RSO6 (2)	$9,524	$8,323	$25,766	$25,731	December 2020
XAN 2019-RSO7 (2)	$1,845	$—	$34,341	$34,341	April 2022
Apidos CDO I, Ltd. (3)	$708	$—	N/A	$17,136	N/A
Apidos CDO III, Ltd. (3)	$—	$618	N/A	$11,269	N/A

(1)	Overcollateralization cushion represents the amount by which the collateral held by the securitization issuer exceeds the minimum amount required.
(2)

The designated principal reinvestment period for RCC 2017-CRE5, XAN 2018-RSO6 and XAN 2019-RSO7 is the period in which principal repayments can be utilized to purchase loans held outside of the respective securitization that represent the funded commitments of existing collateral in the respective securitization that were not funded as of the date the respective securitization was closed. Additionally, the indenture for each securitization does not contain any interest coverage test provisions.

(3)	RCC 2017-CRE5 was liquidated in July 2019. Apidos CDO I, Ltd. and Apidos CDO III, Ltd. were substantially liquidated in October 2014 and June 2015, respectively.
(4)	Includes a principal distribution of $5.3 million on RCC 2017-CRE5's Class C notes.

The following table sets forth the distributions received by us and liquidation details for our liquidated securitizations for the periods presented (in thousands):

	Cash Distributions		Liquidation Details
Name	For the Six Months Ended June 30, 2019	For the Year Ended December 31, 2018	Liquidation Date	Remaining Assets at the Liquidation Date (1)
RCC 2015-CRE3	$—	$3,529	August 2018	$80,632
RCC 2015-CRE4	$—	$4,487	July 2018	$97,825
Whitney CLO I, Ltd. (2)	$68	$—	January 2019	$—

(1)	The remaining assets at the liquidation date were distributed to us in exchange for our preference shares and equity notes in the respective securitization.
(2)	Whitney CLO I, Ltd. was substantially liquidated in September 2013.

(Back to Index)

(Back to Index)

At July 30, 2019, our liquidity consisted of two primary sources:

•	unrestricted cash and cash equivalents of $53.0 million; and

•	approximately $100.9 million of liquidity from available financing of unlevered CRE and CMBS positions.

Our leverage ratio, defined as the ratio of borrowings to stockholders' equity, may vary as a result of the various funding strategies we use. At June 30, 2019 and December 31, 2018, our leverage ratio was 3.5 times and 2.8 times, respectively. The leverage ratio increase was primarily attributable to an increase in borrowings.

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

Contractual Obligations and Commitments

	Contractual Commitments
	(dollars in thousands, except amounts in footnotes)
	Payments due by Period
	Total	Less than 1 Year	1 - 3 Years	3 - 5 Years	More than 5 Years
At June 30, 2019:
CRE securitizations	$973,091	$—	$—	$—	$973,091
Unsecured junior subordinated debentures (1)	51,548	—	—	—	51,548
4.50% Convertible Senior Notes (2)	143,750	—	—	143,750	—
8.00% Convertible Senior Notes (3)	21,182	21,182	—	—	—
Repurchase and credit facilities (4)	771,646	365,671	405,975	—	—
Unfunded commitments on CRE loans (5)	122,902	32,589	90,313	—	—
Base management fees (6)	8,394	8,394	—	—	—
Total	$2,092,513	$427,836	$496,288	$143,750	$1,024,639

(1)	Contractual commitments exclude $27.3 million and $28.3 million of estimated interest expense payable through maturity, in June 2036 and October 2036, respectively, on our trust preferred securities.
(2)	Contractual commitments exclude $20.5 million of interest expense payable through maturity, in August 2022, on our 4.50% convertible senior notes due 2022.
(3)	Contractual commitments exclude $937,000 of interest expense payable through maturity, in January 2020, on our 8.00% convertible senior notes due 2020.
(4)	Contractual commitments include $1.1 million of accrued interest payable at June 30, 2019 on our repurchase facilities.
(5)

Unfunded commitments on our originated CRE loans generally fall into two categories: (i) pre-approved capital improvement projects and (ii) new or additional construction costs subject, in each case, to the borrower meeting specified criteria. Upon completion of the improvements or construction, we would receive additional interest income on the advanced amount. At June 30, 2019, we had unfunded commitments on 78 CRE whole loans and one CRE preferred equity investment.

(6)

Base management fees presented are based on an estimate of base management fees payable to our Manager over the next 12 months. Our Management Agreement also provides for an incentive compensation arrangement that is based on operating performance. The incentive compensation is not a fixed and determinable amount, and therefore it is not included in this table.

Off-Balance Sheet Arrangements

General

At June 30, 2019, we did not maintain any relationships with unconsolidated entities or financial partnerships that were established for the purpose of facilitating off-balance sheet arrangements or contractually narrow or limited purposes, although we do have interests in unconsolidated entities not established for those purposes. Except as set forth below, at June 30, 2019, we had not guaranteed obligations of any unconsolidated entities or entered into any commitment or letter of intent to provide additional funding to any such entities.

(Back to Index)

(Back to Index)

Unfunded CRE Loan Commitments

In the ordinary course of business, we make commitments to borrowers whose loans are in our CRE loan portfolio to provide additional loan funding in the future. Disbursement of funds pursuant to these commitments is subject to the borrower meeting pre-specified criteria. These commitments are subject to the same underwriting requirements and ongoing portfolio maintenance as are the on-balance sheet financial investments that we hold. Since these commitments may expire without being drawn upon, the total commitment amount does not necessarily represent future cash requirements. Whole loans had $119.7 million and $108.1 million in unfunded loan commitments at June 30, 2019 and December 31, 2018, respectively. Preferred equity investments had $3.2 million in unfunded investment commitments at June 30, 2019. There were no preferred equity investment unfunded commitments at December 31, 2018.

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

As part of our May 2017 sale of our equity interest of Pearlmark Mezzanine Realty Partners IV, L.P., we entered into an indemnification agreement whereby we indemnified the purchaser against realized losses of up to $4.3 million on one mezzanine loan until its final maturity date in 2020. At June 30, 2019 and December 31, 2018, we had a contingent liability, reported in accounts payable and other liabilities on our consolidated balance sheets, of $703,000 outstanding as a reserve for probable losses on the indemnification. We did not record any additional reserve for probable losses during the three and six months ended June 30, 2019 and 2018.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

At June 30, 2019, the primary component of our market risk was interest rate risk, as described below. While we do not seek to avoid risk completely, we do seek to assume risk that can be quantified from historical experience, to actively manage that risk, to earn sufficient compensation to justify assuming that risk and to maintain capital levels consistent with the risk we undertake or to which we are exposed.

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

The following sensitivity analysis table presents, at June 30, 2019, the estimated impact on the fair value of our interest rate-sensitive investments, instruments and liabilities of changes in interest rates, assuming rates instantaneously fall 100 basis points and rise 100 basis points (dollars in thousands):

	June 30, 2019
	Interest Rates Fall 100 Basis Points	Unchanged	Interest Rates Rise 100 Basis Points
Interest rate-sensitive investment securities:
Fair value	$120,389	$113,482	$107,843
Change in fair value	6,907	—	(5,639)
Change as a percent of fair value	6.09%	—%	(4.97)%
Interest rate-sensitive hedging instruments:
Fair value	$(10,603)	$(4,470)	$1,205
Change in fair value	(6,133)	—	5,675
Change as a percent of fair value	137%	—%	(127)%

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended June 30, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

(Back to Index)

(Back to Index)

PART II

ITEM 1.	LEGAL PROCEEDINGS

We may become involved in litigation on various matters due to the nature of our business activities. The resolution of these matters may result in adverse judgments, fines, penalties, injunctions and other relief against us as well as monetary payments or other agreements and obligations. In addition, we may enter into settlements on certain matters in order to avoid the additional costs of engaging in litigation. Except as discussed below, we are unaware of any contingencies arising from such litigation that would require accrual or disclosure in the consolidated financial statements at June 30, 2019.

Open Litigation Matters

Six separate shareholder derivative suits (the "New York State Actions") purporting to assert claims on our behalf were filed in the Supreme Court of New York on the following dates: December 2015 (the "Reaves Action"), February 2017 (the "Caito Action"), March 2017 (the "Simpson Action"), March 2017 (the "Heckel Action"), May 2017 (the "Schwartz Action"), and August 2017 (the "Greff Action"). Plaintiffs in the Schwartz Action and Greff Action made demands on our board of directors (our "Board") before filing suit, but plaintiffs in the Reaves Action, Caito Action, Simpson Action and Heckel Action did not. All of the shareholder derivative suits are substantially similar and allege that certain of our current and former officers and directors breached their fiduciary duties, wasted corporate assets and/or were unjustly enriched. Certain complaints assert additional claims against Exantas Capital Manager Inc. (our "Manager") and Resource America, Inc. ("Resource America") for unjust enrichment based on allegations that our Manager received excessive management fees from us. In June 2017, the court stayed the Reaves Action, Caito Action, Simpson Action and Heckel Action in favor of the federal shareholder derivative litigation described below under "- Settled and Dismissed Litigation Matters." In June 2019 and July 2019, the Schwartz Action and Greff Action, respectively, were dismissed. We believe that the plaintiffs in each of the four remaining New York State Actions lack standing to assert claims derivatively on our behalf, and we intend to seek the dismissal of all of such remaining New York State Actions.

In August 2017, Robert Canoles filed a shareholder derivative suit in Maryland Circuit Court against certain of our current and former officers and directors, as well as our Manager and Resource America (the "Canoles Action"). The complaint in the Canoles Action, as amended in October 2017, asserts a variety of claims, including claims for breach of fiduciary duty, unjust enrichment and corporate waste, which are based on allegations substantially similar to those at issue in the Federal Demand Futile Actions (defined below). The Canoles Action was stayed by the Maryland Circuit Court in favor of the federal shareholder litigation described below under "- Settled and Dismissed Litigation Matters." We believe that Canoles lacks standing to assert claims derivatively on our behalf. We intend to seek the dismissal of the Canoles Action.

In April 2018, we funded $2.0 million into escrow in connection with the proposed settlement of outstanding litigation, which was settled in August 2018. We did not have any general litigation reserve at June 30, 2019 and December 31, 2018.

Primary Capital Mortgage, LLC ("PCM") is subject to litigation related to claims for repurchases or indemnifications on loans that PCM has sold to third parties. At June 30, 2019 and December 31, 2018, no such litigation demand was outstanding. Reserves for such litigation demands are included in the reserve for mortgage repurchases and indemnifications that totaled $1.7 million at June 30, 2019 and December 31, 2018. The reserves for mortgage repurchases and indemnifications are included in liabilities held for sale on the consolidated balance sheets.

Settled and Dismissed Litigation Matters

We previously disclosed two consolidated shareholder derivative actions pending in the United States District Court for the Southern District of New York (the "Court") purporting to assert claims on our behalf similar to the claims in the New York State Actions (collectively, the "Federal Actions"): (a) by shareholders who declined to make a demand on our Board prior to filing suit (the "Federal Demand Futile Actions") comprising a suit filed in January 2017 (the "Greenberg Action") and another suit filed in January 2017 (the "DeCaro Action") and (b) by shareholders who served demands on our Board to bring litigation and allege that their demands were wrongfully refused ("Federal Demand Refused Actions") comprising a suit by filed in February 2017 (the "McKinney Action"), a suit filed in March 2017 (the "Sherek/Speigel Action") and a suit filed in April 2017 (the "Sebenoler Action"). In January 2019, the parties to the Federal Actions executed a stipulation and agreement of settlement (the "Federal Actions Settlement Agreement"), which received final approval from the Court on May 17, 2019. Under the Federal Actions Settlement Agreement, we agreed to implement certain corporate governance changes and paid $550,000 in plaintiffs' attorneys' fees, funded by our insurers. In exchange for the settlement consideration, the defendants were released from liability for certain claims, including all claims asserted in the Federal Actions. Among other terms and conditions, the Federal Actions Settlement Agreement provides that the defendants deny any and all allegations of wrongdoing and maintain that they have acted lawfully and in accordance with their fiduciary duties at all times.

We previously disclosed another shareholder derivative action filed in the United States District Court for the District of Maryland against certain of our former officers and directors and our Manager (the "Hafkey Action"). The complaint asserted a breach of fiduciary duty claim that is substantially similar to the claims at issue in the Federal Actions. In May 2019, Mr. Hafkey voluntarily dismissed his suit in light of the settlement and dismissal of the Federal Actions.

(Back to Index)

(Back to Index)

ITEM 1A.	RISK FACTORS

As of the date of this report, there have been no material changes to the risk factors disclosed in our Annual Report on Form 10-K filed with the Securities and Exchange Commission ("SEC"), except we may disclose changes to such factors or disclose additional factors from time to time in our future filings with the SEC.

ITEM 6.	EXHIBITS

Exhibit No.	Description
2.1	Asset Purchase Agreement, dated June 6, 2017, by and among Stearns Lending, LLC, Primary Capital Mortgage, LLC, and Resource Capital Corp. (32)
2.1(b)	Mortgage Loan Sale and Purchase Agreement, dated May 29, 2019, by and between RCC Real Estate, Inc. and C-III Commercial Mortgage LLC. (44)
3.1(a)	Restated Certificate of Incorporation of Resource Capital Corp. (1)
3.1(b)	Articles of Amendment to Restated Certificate of Incorporation of Resource Capital Corp. (27)
3.1(c)	Articles Supplementary 8.50% Series A Cumulative Redeemable Preferred Stock. (15)
3.1(d)	Articles Supplementary 8.50% Series A Cumulative Redeemable Preferred Stock. (16)
3.1(e)	Articles Supplementary 8.25% Series B Cumulative Redeemable Preferred Stock. (17)
3.1(f)	Articles Supplementary 8.50% Series A Cumulative Redeemable Preferred Stock. (21)
3.1(g)	Articles Supplementary 8.625% Fixed-to-Floating Series C Cumulative Redeemable Preferred Stock. (8)
3.1(h)	Articles of Amendment, effective May 25, 2018. (39)
3.2	Second Amended and Restated Bylaws of Exantas Capital Corp. (39)
4.1(a)	Form of Certificate for Common Stock for Resource Capital Corp. (1)
4.1(b)	Form of Certificate for 8.50% Series A Cumulative Redeemable Preferred Stock. (12)
4.1(c)	Form of Certificate for 8.25% Series B Cumulative Redeemable Preferred Stock (17)
4.1(d)	Form of Certificate for 8.625% Fixed-to-Floating Series C Cumulative Redeemable Preferred Stock. (8)
4.2(a)	Junior Subordinated Indenture between Resource Capital Corp. and Wells Fargo Bank, N.A., dated May 25, 2006. (2)
4.2(b)	Amendment to Junior Subordinated Indenture and Junior Subordinated Note due 2036 between Resource Capital Corp. and Wells Fargo Bank, N.A., dated October 26, 2009 and effective September 30, 2009. (6)
4.3(a)	Amended and Restated Trust Agreement among Resource Capital Corp., Wells Fargo Bank, N.A., Wells Fargo Delaware Trust Company and the Administrative Trustees named therein, dated May 25, 2006. (2)
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

4.7	Junior Subordinated Note due 2036 in the principal amount of $25,774,000, dated October 26, 2009. (6)
4.8(a)	Senior Indenture between the Company and Wells Fargo Bank, National Association, as Trustee, dated October 21, 2013. (24)
4.8(b)	First Supplemental Indenture between the Company and Wells Fargo Bank, National Association, as Trustee (including the form of 6.00% Convertible Senior Note due 2018). (24)
4.8(c)	Form of 6.00% Convertible Senior Note due 2018 (included in Exhibit 4.8(b)).
4.8(d)

Second Supplemental Indenture, dated January 13, 2015, between Resource Capital Corp. and Wells Fargo Bank, National Association, as Trustee (including the form of 8.00% Convertible Senior Note due 2020). (19)

4.8(e)	Form of 8.00% Convertible Senior Note due 2020 (included in Exhibit 4.8(d)).
4.8(f)

Third Supplemental Indenture, dated August 16, 2017, between Resource Capital Corp. and Wells Fargo Bank, National Association, as Trustee (including the form of 4.50% Convertible Senior Note due 2022). (34)

4.8(g)	Form of 4.50% Convertible Senior Note due 2022 (included in Exhibit 4.8(f)).
10.1	Third Amended and Restated Management Agreement between Resource Capital Corp., Resource Capital Manager, Inc. and Resource America, Inc. dated as of December 4, 2017. (36)
10.2(a)	2005 Stock Incentive Plan. (1)
10.2(b)	Form of Stock Award Agreement. (7)
10.2(c)	Form of Stock Option Agreement. (7)
10.3(a)	Second Amended and Restated Omnibus Equity Compensation Plan. (45)
10.3(b)	Form of Stock Award Agreement. (25)
10.3(c)	Form of Stock Award Agreement (for employees with Resource America, Inc. employment agreements). (25)
10.4	Services Agreement between Resource Capital Asset Management, LLC and Apidos Capital Management, LLC, dated February 24, 2011. (10)
10.5

Membership Interest Purchase Agreement, dated as of August 1, 2016, by and among CVC Credit Partners U.S. Lending I, L.P., Coller International Partners VII, L.P., Coller International Partners VII Parallel Fund, L.P. and Coller International Partners VII Luxembourg, SLP (solely with respect to Section 6.7 thereof), NEW NP, LLC, and Resource Capital Corp. (solely with respect to Section 6.8 thereof)).(30)

(Back to Index)

(Back to Index)

10.6	Form of Indemnification Agreement. (33)
10.7	Exchange Agreement, dated August 10, 2017, by and between Resource Capital Corp., Oaktree Real Estate Debt Holdings Ltd., INVESTIN PRO RED HOLDINGS, LLC, and Oaktree TSE-16 Real Estate Debt, LLC. (34)
31.1	Rule 13a-14(a)/Rule 15d-14(a) Certification of Chief Executive Officer.
31.2	Rule 13a-14(a)/Rule 15d-14(a) Certification of Chief Financial Officer.
32.1	Certification Pursuant to 18 U.S.C. Section 1350.
32.2	Certification Pursuant to 18 U.S.C. Section 1350.
99.1(a)

Amended and Restated Master Repurchase and Securities Contract by and between RCC Real Estate SPE 4, LLC, as Seller, and Wells Fargo Bank, National Association, as Buyer, dated as of July 19, 2018 (11)

99.1(b)

First Amendment to Amended and Restated Master Repurchase and Securities Contract by and between RCC Real Estate SPE 4, LLC, as Seller, and Wells Fargo Bank, National Association, as Buyer, dated as of May 29, 2019.

99.1(c)	Amended and Restated Guaranty Agreement made by Exantas Capital Corp., as guarantor, and Wells Fargo Bank, National Association, dated as of July 19, 2018 (11)
99.2(a)	Master Repurchase and Securities Contract Agreement between RCC Real Estate 6, LLC and Morgan Stanley Bank, NA, dated as of September 10, 2015. (28)
99.2(b)	Second Amendment to Master Repurchase and Securities Contract Agreement between RCC Real Estate 6, LLC and Morgan Stanley Bank, N.A. dated as of September 10, 2018. (41)
99.2(c)	Guaranty dated as of September 10, 2015, made by Resource Capital Corp., as guarantor, in favor of Morgan Stanley Bank, N.A. (28)
99.3(a)	Master Repurchase Agreement between RCC Real Estate SPE 7, LLC and Barclays Bank PLC, dated as of April 10, 2018. (38)
99.3(b)	Guaranty dated as of April 10, 2018, made by Resource Capital Corp., as guarantor, in favor of Barclays Bank PLC. (38)
99.4(a)	Master Repurchase Agreement for $250,000,000 between RCC Real Estate SPE 8, LLC, as Seller, and JPMorgan Chase Bank, National Association, as Buyer, dated October 26, 2018. (40)
99.4(b)	Guarantee made by Exantas Capital Corp., as guarantor, in favor of JPMorgan Chase Bank, National Association, dated October 26, 2018. (40)
99.5(a)	Notice of Proposed Settlement of Shareholder Derivative Litigation. (43)
99.5(b)	Stipulation and Agreement of Settlement. (43)
99.6	Federal Income Tax Consequences of our Qualification as a REIT. (42)
101	Interactive Data Files.

(1)	Filed previously as an exhibit to the Company's registration statement on Form S-11, Registration No. 333-126517.
(2)	Filed previously as an exhibit to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2006.
(3)	Filed previously as an exhibit to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2006.
(4)	Filed previously as an exhibit to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2013.
(5)	Filed previously as an exhibit to the Company's Current Report on Form 8-K filed on June 26, 2014.
(6)	Filed previously as an exhibit to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2009.
(7)	Filed previously as an exhibit to the Company's Registration Statement on Form S-11 (File No. 333-132836).
(8)	Filed previously as an exhibit to the Company's Registration Statement on Form 8-A filed on June 9, 2014.
(9)	Filed previously as an exhibit to the Company's Annual Report on Form 10-K for the year ended December 31, 2010.
(10)	Filed previously as an exhibit to the Company's Current Report on Form 8-K filed on March 2, 2011.
(11)	Filed previously as an exhibit to the Company's Current Report on Form 8-K filed on July 25, 2018.
(12)	Filed previously as an exhibit to the Company's Annual Report on Form 10-K for the year ended December 31, 2012 filed on March 18, 2013.
(13)	Filed previously as an exhibit to the Company's Current Report on Form 8-K filed on March 2, 2012.
(14)	Filed previously as an exhibit to the Company's Current Report on Form 8-K filed on June 13, 2012.
(15)	Filed previously as an exhibit to the Company's registration statement on Form 8-A filed on June 8, 2012.
(16)	Filed previously as an exhibit to the Company's Current Report on Form 8-K filed on June 29, 2012.
(17)	Filed previously as an exhibit to the Company's Registration Statement on Form 8-A filed on September 28, 2012.
(18)	Filed previously as an exhibit to the Company's Current Report on Form 8-K filed on September 23, 2014.
(19)	Filed previously as an exhibit to the Company's Current Report on Form 8-K filed on January 13, 2015.
(20)	Filed previously as an exhibit to the Company's Current Report on Form 8-K filed on October 1, 2012.
(21)	Filed previously as an exhibit to the Company Current Report on Form 8-K filed on November 20, 2012.
(22)	Filed previously as an exhibit to the Company's Current Report on Form 8-K filed on April 8, 2013.
(23)	Filed previously as an exhibit to the Company's Current Report on Form 8-K filed on July 25, 2013.
(24)	Filed previously as an exhibit to the Company's Current Report on Form 8-K filed on October 21, 2013.
(25)	Filed previously as an exhibit to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2014.
(26)	Filed previously as an exhibit to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2015.
(27)	Filed previously as an exhibit to the Company's Current Report on Form 8-K filed on September 1, 2015.
(28)	Filed previously as an exhibit to the Company's Current Report on Form 8-K filed on September 16, 2015.
(29)	Filed previously as an exhibit to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2016.
(30)	Filed previously as an exhibit to the Company's Current Report on Form 8-K filed on August 5, 2016.
(31)	Filed previously as an exhibit to the Company's Annual Report on Form 10-K for the year ended December 31, 2016.
(32)	Filed previously as an exhibit to the Company's Current Report on Form 8-K filed on June 8, 2017.
(33)	Filed previously as an exhibit to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2017.
(34)	Filed previously as an exhibit to the Company's Current Report on Form 8-K filed on August 16, 2017.

(Back to Index)

(Back to Index)

(35)	Filed previously as an exhibit to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2016.
(36)	Filed previously as an exhibit to the Company's Current Report on Form 8-K filed on December 18, 2017.
(37)	Filed previously as an exhibit to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2017.
(38)	Filed previously as an exhibit to the Company's Current Report on Form 8-K filed on April 12, 2018.
(39)	Filed previously as an exhibit to the Company's Current Report on Form 8-K filed on May 25, 2018.
(40)	Filed previously as an exhibit to the Company's Current Report on Form 8-K filed on October 30, 2018.
(41)	Filed previously as an exhibit to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2018.
(42)	Filed previously as an exhibit to the Company's Annual Report on Form 10-K for the year ended December 31, 2018.
(43)	Filed previously as an exhibit to the Company's Current Report on Form 8-K filed on March 27, 2019.
(44)	Filed previously as an exhibit to the Company's Current Report on Form 8-K filed on May 30, 2019.
(45)	Filed previously as an exhibit to the Company's Proxy Statement filed on April 18, 2019.

(Back to Index)

(Back to Index)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

EXANTAS CAPITAL CORP.
(Registrant)

August 7, 2019	By:	/s/ Robert C. Lieber
Robert C. Lieber
Chief Executive Officer

August 7, 2019	By:	/s/ David J. Bryant
David J. Bryant
Senior Vice President
Chief Financial Officer and Treasurer

August 7, 2019	By:	/s/ Eldron C. Blackwell
Eldron C. Blackwell
Vice President
Chief Accounting Officer

(Back to Index)