Form 10-Q
period 2019-09-30
Exantas Capital Corp.
filed 2019-11-06
CIK 1332551

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2019

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

The number of outstanding shares of the registrant's common stock on November 4, 2019 was 31,880,594 shares.

(Back to Index)

EXANTAS CAPITAL CORP. AND SUBSIDIARIES

INDEX TO QUARTERLY REPORT

ON FORM 10-Q

(Back to Index)

(Back to Index)

PART I

ITEM 1.	FINANCIAL STATEMENTS

EXANTAS CAPITAL CORP. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share data)

	September 30, 2019	December 31, 2018
	(unaudited)
ASSETS (1)
Cash and cash equivalents	$51,286	$82,816
Restricted cash	16,614	12,658
Accrued interest receivable	8,647	8,198
CRE loans, net of allowances of $1,460 and $1,401	1,795,310	1,551,967
Investment securities available-for-sale	471,848	418,998
Principal paydowns receivable	105,464	32,083
Investments in unconsolidated entities	1,548	1,548
Derivatives, at fair value	—	985
Other assets	4,069	4,015
Assets held for sale (amounts include $17,141 and $17,000 of legacy CRE loans held for sale in continuing operations, see Note 20)	17,407	17,645
Total assets	$2,472,193	$2,130,913
LIABILITIES (2)
Accounts payable and other liabilities	$3,229	$7,550
Management fee payable	1,142	938
Accrued interest payable	2,523	4,224
Borrowings	1,887,426	1,554,223
Distributions payable	9,693	7,265
Derivatives, at fair value	6,355	1,043
Accrued tax liability	33	31
Liabilities held for sale (see Note 20)	1,766	1,820
Total liabilities	1,912,167	1,577,094
STOCKHOLDERS' EQUITY
Preferred stock, par value $0.001: 10,000,000 shares authorized 8.625% Fixed-to-Floating Series C Cumulative Redeemable Preferred Stock, liquidation preference $25.00 per share; 4,800,000 and 4,800,000 shares issued and outstanding	5	5
Common stock, par value $0.001: 125,000,000 shares authorized; 31,870,902 and 31,657,499 shares issued and outstanding (including 424,164 and 422,671 of unvested restricted shares)	32	32
Additional paid-in capital	1,084,365	1,082,677
Accumulated other comprehensive income (loss)	1,156	(3,057)
Distributions in excess of earnings	(525,532)	(525,838)
Total stockholders' equity	560,026	553,819
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$2,472,193	$2,130,913

The accompanying notes are an integral part of these statements

(Back to Index)

(Back to Index)

EXANTAS CAPITAL CORP. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS - (Continued)

(in thousands, except share and per share data)

	September 30, 2019	December 31, 2018
	(unaudited)
(1) Assets of consolidated variable interest entities ("VIEs") included in total assets above:
Restricted cash	$5,808	$6,189
Accrued interest receivable	4,308	3,548
CRE loans, pledged as collateral and net of allowances of $895 and $763	1,080,532	700,223
Principal paydowns receivable	26,308	31,914
Other assets	95	157
Total assets of consolidated VIEs	$1,117,051	$742,031
(2) Liabilities of consolidated VIEs included in total liabilities above:
Accounts payable and other liabilities	$137	$75
Accrued interest payable	1,053	709
Borrowings	882,510	501,045
Total liabilities of consolidated VIEs	$883,700	$501,829

The accompanying notes are an integral part of these statements

(Back to Index)

(Back to Index)

EXANTAS CAPITAL CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except share and per share data)

(unaudited)

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2019	2018	2019	2018
REVENUES
Interest income:
CRE loans	$32,558	$26,496	$90,289	$74,314
Securities	6,596	5,217	19,562	12,878
Other	138	123	511	261
Total interest income	39,292	31,836	110,362	87,453
Interest expense	22,712	17,322	63,688	47,865
Net interest income	16,580	14,514	46,674	39,588
Other revenue	25	25	77	82
Total revenues	16,605	14,539	46,751	39,670
OPERATING EXPENSES
Management fees	2,528	2,813	6,862	8,438
Equity compensation	552	757	1,647	2,383
General and administrative	2,086	2,336	7,158	7,943
Depreciation and amortization	8	36	39	68
(Recovery of) provision for loan losses, net	(1,137)	(461)	58	(1,260)
Total operating expenses	4,037	5,481	15,764	17,572

	12,568	9,058	30,987	22,098
OTHER INCOME (EXPENSE)
Equity in earnings of unconsolidated entities	—	454	—	231
Net realized and unrealized gain on investment securities available-for-sale and loans and derivatives	—	279	4	569
Net realized and unrealized gain on investment securities, trading	—	—	—	53
Fair value adjustments on financial assets held for sale	(55)	(1,588)	(1,457)	(6,244)
Other income	107	57	259	574
Total other income (expense)	52	(798)	(1,194)	(4,817)

INCOME FROM CONTINUING OPERATIONS BEFORE TAXES	12,620	8,260	29,793	17,281
Income tax benefit	—	—	—	31
NET INCOME FROM CONTINUING OPERATIONS	12,620	8,260	29,793	17,312
NET (LOSS) INCOME FROM DISCONTINUED OPERATIONS, NET OF TAX	(63)	364	(212)	161
NET INCOME	12,557	8,624	29,581	17,473
Net income allocated to preferred shares	(2,588)	(2,588)	(7,763)	(10,385)
Consideration paid in excess of carrying value of preferred shares	—	—	—	(7,482)
NET INCOME (LOSS) ALLOCABLE TO COMMON SHARES	$9,969	$6,036	$21,818	$(394)

The accompanying notes are an integral part of these statements

(Back to Index)

(Back to Index)

EXANTAS CAPITAL CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS - (Continued)

(in thousands, except share and per share data)

(unaudited)

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2019	2018	2019	2018
NET INCOME (LOSS) PER COMMON SHARE - BASIC:
CONTINUING OPERATIONS	$0.32	$0.18	$0.70	$(0.02)
DISCONTINUED OPERATIONS	—	0.01	(0.01)	0.01
TOTAL NET INCOME (LOSS) PER COMMON SHARE - BASIC	$0.32	$0.19	$0.69	$(0.01)
NET INCOME (LOSS) PER COMMON SHARE - DILUTED:
CONTINUING OPERATIONS	$0.31	$0.18	$0.70	$(0.02)
DISCONTINUED OPERATIONS	—	0.01	(0.01)	0.01
TOTAL NET INCOME (LOSS) PER COMMON SHARE - DILUTED	$0.31	$0.19	$0.69	$(0.01)
WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING - BASIC	31,445,492	31,229,969	31,421,294	31,186,057
WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING - DILUTED	31,714,755	31,477,398	31,634,371	31,186,057

The accompanying notes are an integral part of these statements

(Back to Index)

(Back to Index)

EXANTAS CAPITAL CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(in thousands)

(unaudited)

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2019	2018	2019	2018
Net income	$12,557	$8,624	$29,581	$17,473
Other comprehensive income (loss):
Reclassification adjustments for realized gains on investment securities available-for-sale included in net income	—	(282)	(4)	(65)
Unrealized gains on investment securities available-for-sale, net	1,387	1,871	10,583	1,969
Reclassification adjustments associated with unrealized gains from interest rate hedges included in net income	(22)	—	(68)	—
Unrealized (losses) gains on derivatives, net	(1,886)	824	(6,298)	2,428
Total other comprehensive (loss) income	(521)	2,413	4,213	4,332
Comprehensive income before allocation to preferred shares	12,036	11,037	33,794	21,805
Net income allocated to preferred shares	(2,588)	(2,588)	(7,763)	(10,385)
Consideration paid in excess of carrying value of preferred shares	—	—	—	(7,482)
Comprehensive income allocable to common shares	$9,448	$8,449	$26,031	$3,938

The accompanying notes are an integral part of these statements

(Back to Index)

(Back to Index)

EXANTAS CAPITAL CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2019 AND 2018

(in thousands, except share data)

(unaudited)

	Common Stock		Series B Preferred	Series C Preferred	Additional Paid-In	Accumulated Other Comprehensive	Retained	Distributions in Excess	Total Stockholders'
	Shares	Amount	Stock	Stock	Capital	Income (Loss)	Earnings	of Earnings	Equity
Balance, January 1, 2018	31,429,892	$31	$5	$5	$1,187,911	$1,297	$—	$(517,773)	$671,476
Stock-based compensation	236,387	1	—	—	—	—	—	—	1
Amortization of stock-based compensation	—	—	—	—	2,383	—	—	—	2,383
Retirement of common stock	(7,134)	—	—	—	(69)	—	—	—	(69)
Forfeiture of unvested stock	(1,725)	—	—	—	—	—	—	—	—
Net income	—	—	—	—	—	—	17,473	—	17,473
Distributions on preferred stock	—	—	—	—	—	—	(10,385)	—	(10,385)
Preferred stock redemption	—	—	(5)	—	(107,881)	—	(7,482)	—	(115,368)
Securities available-for-sale, fair value adjustment, net	—	—	—	—	—	1,904	—	—	1,904
Designated derivatives, fair value adjustment	—	—	—	—	—	2,428	—	—	2,428
Distributions on common stock	—	—	—	—	—	—	394	(9,892)	(9,498)
Balance, September 30, 2018	31,657,420	$32	$—	$5	$1,082,344	$5,629	$—	$(527,665)	$560,345

Balance, January 1, 2019	31,657,499	$32	$—	$5	$1,082,677	$(3,057)	$—	$(525,838)	$553,819
Stock-based compensation	227,541	—	—	—	41	—	—	—	41
Amortization of stock-based compensation	—	—	—	—	1,647	—	—	—	1,647
Forfeiture of unvested stock	(14,138)	—	—	—	—	—	—	—	—
Net income	—	—	—	—	—	—	29,581	—	29,581
Distributions on preferred stock	—	—	—	—	—	—	(7,763)	—	(7,763)
Securities available-for-sale, fair value adjustment, net	—	—	—	—	—	10,579	—	—	10,579
Designated derivatives, fair value adjustment	—	—	—	—	—	(6,366)	—	—	(6,366)
Distributions on common stock	—	—	—	—	—	—	(21,818)	306	(21,512)
Balance, September 30, 2019	31,870,902	$32	$—	$5	$1,084,365	$1,156	$—	$(525,532)	$560,026

The accompanying notes are an integral part of these statements

(Back to Index)

(Back to Index)

EXANTAS CAPITAL CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	For the Nine Months Ended
	September 30,
	2019	2018
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$29,581	$17,473
Net loss (income) from discontinued operations, net of tax	212	(161)
Net income from continuing operations	29,793	17,312
Adjustments to reconcile net income from continuing operations to net cash provided by continuing operating activities:
Provision for (recovery of) loan losses, net	58	(1,260)
Depreciation, amortization and accretion	1,884	1,919
Amortization of stock-based compensation	1,647	2,383
Principal payments on syndicated corporate loans held for sale	—	69
Principal payments on investment securities, trading	—	241
Net realized and unrealized gain on investment securities, trading	—	(53)
Net realized and unrealized gain on investment securities available-for-sale and loans and derivatives	(4)	(569)
Fair value adjustments on financial assets held for sale	1,457	6,244
Equity in earnings of unconsolidated entities	—	(231)
Return on investment from investments in unconsolidated entities	—	411
Changes in operating assets and liabilities	(6,398)	4,443
Net cash provided by continuing operating activities	28,437	30,909
Net cash provided by discontinued operating activities	6	329
Net cash provided by operating activities	28,443	31,238

CASH FLOWS FROM INVESTING ACTIVITIES:
Origination and purchase of loans	(718,081)	(570,036)
Principal payments received on loans	404,658	399,472
Proceeds from sale of loans	—	16,709
Purchase of investment securities available-for-sale	(74,266)	(149,100)
Principal payments on investment securities available-for-sale	33,416	14,325
Proceeds from sale of investment securities available-for-sale	638	48
Return of capital from investments in unconsolidated entities	—	10,369
Settlement of derivative instruments	—	(46)
Net cash used in continuing investing activities	(353,635)	(278,259)
Net cash provided by discontinued investing activities	135	29,712
Net cash used in investing activities	(353,500)	(248,547)

CASH FLOWS FROM FINANCING ACTIVITIES:
Retirement of common stock	—	(69)
Repurchase of preferred stock	—	(165,340)
Proceeds from borrowings:
Repurchase agreements	669,228	603,295
Securitizations	575,811	397,452
Payments on borrowings:
Repurchase agreements	(722,387)	(476,555)
Securitizations	(191,793)	(262,576)
Payment of debt issuance costs	(6,529)	(9,640)
Distributions paid on preferred stock	(7,763)	(12,670)
Distributions paid on common stock	(19,084)	(6,319)
Net cash provided by continuing financing activities	297,483	67,578
Net cash provided by discontinued financing activities	—	—
Net cash provided by financing activities	$297,483	$67,578

The accompanying notes are an integral part of these statements

(Back to Index)

(Back to Index)

EXANTAS CAPITAL CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS - (Continued)

(in thousands)

(unaudited)

	For the Nine Months Ended
	September 30,
	2019	2018
NET DECREASE IN CASH AND CASH EQUIVALENTS AND RESTRICTED CASH	$(27,574)	$(149,731)
CASH AND CASH EQUIVALENTS AND RESTRICTED CASH AT BEGINNING OF PERIOD	95,474	204,364
CASH AND CASH EQUIVALENTS AND RESTRICTED CASH AT END OF PERIOD	$67,900	$54,633
SUPPLEMENTAL DISCLOSURE:
Interest expense paid in cash	$58,748	$41,341

The accompanying notes are an integral part of these statements

(Back to Index)

(Back to Index)

EXANTAS CAPITAL CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2019

(unaudited)

NOTE 1 - ORGANIZATION

Exantas Capital Corp., a Maryland corporation, along with its subsidiaries (collectively, the "Company"), is a real estate investment trust ("REIT") that is primarily focused on originating, holding and managing commercial real estate ("CRE") mortgage loans and other commercial real estate-related debt investments. The Company is externally managed by Exantas Capital Manager Inc. (the "Manager"), which is an indirect wholly-owned subsidiary of C-III Capital Partners LLC ("C-III"), a leading commercial real estate investment management and services company engaged in a broad range of activities. C-III is the beneficial owner of approximately 2.4% of the Company's outstanding common stock at September 30, 2019.

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

Cash and Cash Equivalents

Cash and cash equivalents include cash on hand and all highly liquid investments with original maturities of three months or less at the time of purchase. At September 30, 2019 and December 31, 2018, approximately $48.3 million and $80.4 million, respectively, of the reported cash balances exceeded the Federal Deposit Insurance Corporation and Securities Investor Protection Corporation deposit insurance limits of $250,000 per respective depository or brokerage institution. However, all of the Company's cash deposits are held at multiple, established financial institutions, in multiple accounts associated with its parent and respective consolidated subsidiaries, to minimize credit risk exposure.

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

The following table provides a reconciliation of cash, cash equivalents and restricted cash on the consolidated balance sheets to the total amount shown on the consolidated statements of cash flows (in thousands):

	September 30,
	2019	2018
Cash and cash equivalents	$51,286	$48,053
Restricted cash	16,614	6,580
Total cash, cash equivalents and restricted cash shown on the Company's consolidated statements of cash flows	$67,900	$54,633

(Back to Index)

(Back to Index)

EXANTAS CAPITAL CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

SEPTEMBER 30, 2019

(unaudited)

Discontinued Operations

The results of operations of a component or a group of components of the Company that either has been disposed of or is classified as held for sale is reported in discontinued operations if the disposal represents a strategic shift that has or will have a major effect on the Company's operations and financial results.

Income Taxes

The Company recorded a full valuation allowance against its net deferred tax assets of $53.0 million and $58.4 million (tax effected expense of $15.6 million and $15.3 million) at September 30, 2019 and December 31, 2018, respectively, as the Company believes it is more likely than not that the deferred tax assets will not be realized. This assessment was based on the Company's cumulative historical losses and uncertainties as to the amount of taxable income that would be generated in future years by the Company's taxable REIT subsidiaries.

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

SEPTEMBER 30, 2019

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

In June 2016, the FASB issued guidance that will change how credit losses for most financial assets and certain other instruments that are measured at fair value through net income are determined. The new guidance will replace the current incurred loss approach with an expected loss model for instruments measured at amortized cost. For available-for-sale debt securities, the guidance requires recording allowances rather than reducing the carrying amount, as the Company is currently under the other-than-temporary impairment model. It also simplifies the accounting model for credit-impaired debt securities and loans. This guidance is effective for annual reporting periods beginning after December 15, 2019, and interim periods within that reporting period, with any adjustments reflected as of the beginning of the fiscal year of adoption. While the Company is currently evaluating the impact of this new guidance in conjunction with the implementation team that includes a third-party advisor, the Company expects the adoption of this standard will result in an increase to the allowance for credit losses as well as the recognition of provisions for credit losses earlier in the lending cycle. The impact of this guidance will be reflected as an adjustment to retained earnings at adoption. Subsequent increases and decreases in expected credit losses will be recorded in the Company's statement of operations.

Reclassifications

Certain reclassifications have been made to the 2018 consolidated financial statements to conform to the 2019 presentation. These reclassifications had no effect on the previously reported net cash provided by financing activities in the consolidated statements of cash flows.

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

Consolidated VIEs (the Company is the primary beneficiary)

Based on management's analysis, the Company was the primary beneficiary of five VIEs at September 30, 2019 and December 31, 2018 (collectively, the "Consolidated VIEs").

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

SEPTEMBER 30, 2019

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

Creditors of the Company's Consolidated VIEs have no recourse to the general credit of the Company, nor to each other. During the nine months ended September 30, 2019 and 2018, the Company did not provide any financial support to any of its VIEs nor does it have any requirement to do so, although it may choose to do so in the future to maximize future cash flows on such investments by the Company. There are no explicit arrangements that obligate the Company to provide financial support to any of its Consolidated VIEs.

The following table shows the classification and carrying values of assets and liabilities of the Company's Consolidated VIEs at September 30, 2019 (in thousands):

	CRE Securitizations	Other	Total
ASSETS
Restricted cash	$5,392	$416	$5,808
Accrued interest receivable	4,308	—	4,308
CRE loans, pledged as collateral	1,080,532	—	1,080,532
Principal paydowns receivable	26,308	—	26,308
Other assets	74	21	95
Total assets (1)	$1,116,614	$437	$1,117,051

LIABILITIES
Accounts payable and other liabilities	$137	$—	$137
Accrued interest payable	1,053	—	1,053
Borrowings	882,510	—	882,510
Total liabilities	$883,700	$—	$883,700

(1)	Assets of each of the Consolidated VIEs may only be used to settle the obligations of each respective VIE.

Unconsolidated VIEs (the Company is not the primary beneficiary, but has a variable interest)

Based on management's analysis, the Company is not the primary beneficiary of the VIEs discussed below since it does not have both (i) the power to direct the activities that most significantly impact the VIE's economic performance and (ii) the obligation to absorb the losses of the VIE or the right to receive the benefits from the VIE, which could be significant to the VIE. Accordingly, the following VIEs are not consolidated in the Company's financial statements at September 30, 2019. The Company continuously reassesses whether it is deemed to be the primary beneficiary of its unconsolidated VIEs. The Company's maximum exposure to risk for each of these unconsolidated VIEs is set forth in the "Maximum Exposure to Loss" column in the table below.

Unsecured Junior Subordinated Debentures

The Company has a 100% interest in the common shares of Resource Capital Trust I ("RCT I") and RCC Trust II ("RCT II"), respectively, with a value of $1.5 million in the aggregate, or 3.0% of each trust, at September 30, 2019. RCT I and RCT II were formed for the purposes of providing debt financing to the Company. The Company completed a qualitative analysis to determine whether or not it is the primary beneficiary of each of the trusts and determined that it was not the primary beneficiary of either trust because it does not have the power to direct the activities most significant to the trusts, which include the collection of principal and interest through servicing rights. Accordingly, neither trust is consolidated into the Company's consolidated financial statements.

(Back to Index)

(Back to Index)

EXANTAS CAPITAL CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

SEPTEMBER 30, 2019

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

The following table shows the classification, carrying value and maximum exposure to loss with respect to the Company's unconsolidated VIEs at September 30, 2019 (in thousands):

	Unsecured Junior Subordinated Debentures	C40	Prospect Hackensack	Santa Clarita	Total	Maximum Exposure to Loss
ASSETS
Accrued interest receivable	$135	$167	$—	$—	$302	$—
CRE loans	—	—	20,199	5,577	25,776	$25,776
Investment securities available-for-sale (1)	—	22,620	—	—	22,620	$21,912
Investments in unconsolidated entities	1,548	—	—	—	1,548	$1,548
Total assets	1,683	22,787	20,199	5,577	50,246

LIABILITIES
Accrued interest payable	276	—	—	—	276	N/A
Borrowings	51,548	—	—	—	51,548	N/A
Total liabilities	51,824	—	—	—	51,824	N/A
Net (liability) asset	$(50,141)	$22,787	$20,199	$5,577	$(1,578)	N/A

(1)	The Company's investment in C40 is carried at fair value and its maximum exposure to loss is the amortized cost of the investment.

At September 30, 2019, there were no explicit arrangements or implicit variable interests that could require the Company to provide financial support to any of its unconsolidated VIEs.

(Back to Index)

(Back to Index)

EXANTAS CAPITAL CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

SEPTEMBER 30, 2019

(unaudited)

NOTE 4 - SUPPLEMENTAL CASH FLOW INFORMATION

The following table summarizes the Company's supplemental disclosure of cash flow information (in thousands):

	For the Nine Months Ended
	September 30,
	2019	2018
Non-cash continuing financing activities include the following:
Distributions on common stock accrued but not paid	$7,967	$4,749
Distributions on preferred stock accrued but not paid	$1,725	$1,725

(Back to Index)

(Back to Index)

EXANTAS CAPITAL CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

SEPTEMBER 30, 2019

(unaudited)

NOTE 5 - LOANS

The following is a summary of the Company's loans (dollars in thousands, except amounts in footnotes):

Description	Quantity	Principal	Unamortized (Discount) Premium, net (1)	Amortized Cost	Allowance for Loan Losses	Carrying Value	Contractual Interest Rates (2)	Maturity Dates (3)(4)(5)
At September 30, 2019:
CRE loans held for investment:
Whole loans (6)(7)	115	$1,773,119	$(6,825)	$1,766,294	$(1,460)	$1,764,834	1M LIBOR plus 2.70% to 1M LIBOR plus 6.25%	October 2019 to October 2023
Mezzanine loan	1	4,700	—	4,700	—	4,700	10.00%	June 2028
Preferred equity investments (see Note 3) (7)(8)(9)	2	25,899	(123)	25,776	—	25,776	11.00% to 11.50%	June 2022 to April 2025
Total CRE loans held for investment		$1,803,718	$(6,948)	$1,796,770	$(1,460)	$1,795,310

At December 31, 2018:
CRE loans held for investment:
Whole loans (6)(7)	79	$1,538,759	$(9,646)	$1,529,113	$(1,401)	$1,527,712	1M LIBOR plus 2.70% to 1M LIBOR plus 6.25%	January 2019 to January 2022
Mezzanine loan	1	4,700	—	4,700	—	4,700	10.00%	June 2028
Preferred equity investment (see Note 3) (7)(8)(9)	1	19,718	(163)	19,555	—	19,555	11.50%	April 2025
Total CRE loans held for investment		$1,563,177	$(9,809)	$1,553,368	$(1,401)	$1,551,967

(1)

Amounts include unamortized loan origination fees of $8.7 million and $9.6 million and deferred amendment fees of $178,000 and $171,000 at September 30, 2019 and December 31, 2018, respectively. Additionally, the amounts include unamortized loan acquisition costs of $1.9 million at September 30, 2019. There were no unamortized loan acquisition costs at December 31, 2018.

(2)	LIBOR refers to the London Interbank Offered Rate.
(3)	Maturity dates exclude contractual extension options, subject to the satisfaction of certain terms, that may be available to the borrowers.
(4)

Maturity dates exclude one whole loan, with an amortized cost of $11.5 million, in maturity default and performing with respect to debt service due in accordance with a forbearance agreement at September 30, 2019 and December 31, 2018.

(5)	Maturity dates include one whole loan with an original maturity date in October 2019 that was granted a one year extension in October 2019.
(6)	Substantially all loans are pledged as collateral under various borrowings at September 30, 2019 and December 31, 2018.
(7)

Whole loans had $109.9 million and $108.5 million in unfunded loan commitments at September 30, 2019 and December 31, 2018, respectively. Preferred equity investments had $3.1 million in unfunded commitments at September 30, 2019. There were no preferred equity investment unfunded commitments at December 31, 2018. These unfunded loan commitments are advanced as the borrowers formally request additional funding and meet certain benchmarks, as permitted under the loan agreement, and any necessary approvals have been obtained.

(8)	The interest rate on the Company's preferred equity investments each pay currently at 8.00%. The remaining interest is deferred until maturity.
(9)

Beginning in April 2023, the Company has the right to unilaterally force the sale of Prospect Hackensack's underlying property. Beginning in June 2025, the Company has the right to unilaterally force the sale of Santa Clarita's underlying property.

(Back to Index)

(Back to Index)

EXANTAS CAPITAL CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

SEPTEMBER 30, 2019

(unaudited)

The following is a summary of the contractual maturities, assuming full exercise of the extension options available to the borrowers, of the Company's CRE loans held for investment, at amortized cost (in thousands, except amount in the footnote):

Description	2019	2020	2021 and Thereafter	Total
At September 30, 2019:
Whole loans (1)	$—	$123,895	$1,630,902	$1,754,797
Mezzanine loan	—	—	4,700	4,700
Preferred equity investments	—	—	25,776	25,776
Total CRE loans (1)	$—	$123,895	$1,661,378	$1,785,273

Description	2019	2020	2021 and Thereafter	Total
At December 31, 2018:
Whole loans (1)	$10,379	$182,422	$1,324,797	$1,517,598
Mezzanine loan	—	—	4,700	4,700
Preferred equity investment	—	—	19,555	19,555
Total CRE loans (1)	$10,379	$182,422	$1,349,052	$1,541,853

(1)

Excludes one whole loan, with an amortized cost of $11.5 million, in maturity default and performing with respect to debt service due in accordance with a forbearance agreement at September 30, 2019 and December 31, 2018.

At September 30, 2019, approximately 22.1%, 19.7% and 16.4% of the Company's CRE loan portfolio was concentrated in the Mountain, Southwest and Southeast regions, respectively, based on carrying value, as defined by the National Council of Real Estate Investment Fiduciaries. At December 31, 2018, approximately 32.3%, 20.9% and 17.1% of the Company's CRE loan portfolio was concentrated in the Southwest, Mountain and Pacific regions, respectively, based on carrying value.

Principal Paydowns Receivable

Principal paydowns receivable represents loan principal payments that have been received by the Company's servicers and trustees but have not been remitted to the Company. At September 30, 2019, the Company had $105.5 million of loan principal paydowns receivable, all of which was received in cash by the Company in October 2019. At December 31, 2018, the Company had $32.1 million of loan principal paydowns receivable, all of which was received in cash by the Company in January 2019.

NOTE 6 - FINANCING RECEIVABLES

The following tables show the activity in the allowance for loan losses for the nine months ended September 30, 2019 and year ended December 31, 2018 and the allowance for loan losses and recorded investments in loans at September 30, 2019 and December 31, 2018 (in thousands, except amount in the footnotes):

	Nine Months Ended September 30, 2019	Year Ended December 31, 2018
	Commercial Real Estate Loans	Commercial Real Estate Loans
Allowance for loan losses:
Allowance for loan losses at beginning of period	$1,401	$5,328
Provision for (recovery of) loan losses, net (1)	59	(1,595)
Loans charged-off	—	(2,332)
Allowance for loan losses at end of period	$1,460	$1,401

(1)

Excludes the recovery of loan losses on one bank loan with no amortized cost or carrying value at September 30, 2019 and December 31, 2018 that received a payment of approximately $1,000 during the nine months ended September 30, 2019.

(Back to Index)

(Back to Index)

EXANTAS CAPITAL CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

SEPTEMBER 30, 2019

(unaudited)

	September 30, 2019	December 31, 2018
	Commercial Real Estate Loans	Commercial Real Estate Loans
Allowance for loan losses ending balance:
Individually evaluated for impairment	$—	$—
Collectively evaluated for impairment	$1,460	$1,401
Loans:
Amortized cost ending balance:
Individually evaluated for impairment (1)	$30,476	$24,255
Collectively evaluated for impairment	$1,766,294	$1,529,113

(1)	The Company's mezzanine loan and preferred equity investments are evaluated individually for impairment.

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

SEPTEMBER 30, 2019

(unaudited)

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

Credit risk profiles of CRE loans at amortized cost and legacy CRE loans held for sale at the lower of cost or fair value were as follows (in thousands, except amounts in footnotes):

	Rating 1	Rating 2	Rating 3 (1)	Rating 4	Rating 5	Held for Sale (2)	Total
At September 30, 2019:
Whole loans	$—	$1,678,152	$84,300	$3,842	$—	$—	$1,766,294
Mezzanine loan (3)	—	4,700	—	—	—	—	4,700
Preferred equity investments (3)	—	25,776	—	—	—	—	25,776
Legacy CRE loans held for sale	—	—	—	—	—	17,141	17,141
Total	$—	$1,708,628	$84,300	$3,842	$—	$17,141	$1,813,911

At December 31, 2018:
Whole loans	$—	$1,447,206	$77,067	$4,840	$—	$—	$1,529,113
Mezzanine loan (3)	—	4,700	—	—	—	—	4,700
Preferred equity investment (3)	—	19,555	—	—	—	—	19,555
Legacy CRE loans held for sale	—	—	—	—	—	17,000	17,000
Total	$—	$1,471,461	$77,067	$4,840	$—	$17,000	$1,570,368

(1)

Includes one whole loan, with an amortized cost of $11.5 million, which was in maturity default at September 30, 2019 and December 31, 2018. The loan is performing with respect to debt service due in accordance with a forbearance agreement at September 30, 2019 and December 31, 2018.

(2)	Includes one legacy CRE loan that was in default with a total carrying value of $17.1 million and $17.0 million at September 30, 2019 and December 31, 2018, respectively.
(3)	The Company's mezzanine loan and preferred equity investments are evaluated individually for impairment.

(Back to Index)

(Back to Index)

EXANTAS CAPITAL CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

SEPTEMBER 30, 2019

(unaudited)

Loan Portfolios Aging Analysis

The following table presents the CRE loan portfolio aging analysis as of the dates indicated for CRE loans at amortized cost and legacy CRE loans held for sale at the lower of cost or fair value (in thousands, except amounts in footnotes):

	30-59 Days	60-89 Days	Greater than 90 Days (1)(2)	Total Past Due	Current	Total Loans Receivable	Total Loans > 90 Days and Accruing (1)
At September 30, 2019:
Whole loans	$—	$—	$11,496	$11,496	$1,754,798	$1,766,294	$11,496
Mezzanine loan	—	—	—	—	4,700	4,700	—
Preferred equity investments	—	—	—	—	25,776	25,776	—
Legacy CRE loans held for sale	—	—	17,141	17,141	—	17,141	—
Total	$—	$—	$28,637	$28,637	$1,785,274	$1,813,911	$11,496

At December 31, 2018:
Whole loans	$—	$—	$11,516	$11,516	$1,517,597	$1,529,113	$11,516
Mezzanine loan	—	—	—	—	4,700	4,700	—
Preferred equity investment	—	—	—	—	19,555	19,555	—
Legacy CRE loans held for sale	—	—	17,000	17,000	—	17,000	—
Total	$—	$—	$28,516	$28,516	$1,541,852	$1,570,368	$11,516

(1)

Includes one whole loan, with an amortized cost of $11.5 million, which was in maturity default at September 30, 2019 and December 31, 2018. The loan is performing with respect to debt service due in accordance with a forbearance agreement at September 30, 2019 and December 31, 2018. During the three and nine months ended September 30, 2019, the Company recognized interest income of $170,000 and $587,000, respectively, on this whole loan. During the three and nine months ended September 30, 2018, the Company recognized interest income of $156,000 and $459,000, respectively, on this whole loan.

(2)	Includes one legacy CRE loan that was in default with a total carrying value of $17.1 million and $17.0 million at September 30, 2019 and December 31, 2018, respectively.

Impaired Loans

The Company did not have any impaired loans at September 30, 2019 and December 31, 2018.

Troubled-Debt Restructurings ("TDRs")

There were no TDRs for the nine months ended September 30, 2019 and 2018.

NOTE 7 - INVESTMENT SECURITIES AVAILABLE-FOR-SALE

The following table summarizes the Company's investment securities available-for-sale, carried at fair value, including those pledged as collateral (in thousands, except amounts in the footnote):

	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value (1)
At September 30, 2019:
CMBS, fixed rate	$118,481	$7,234	$(517)	$125,198
CMBS, floating rate	346,408	1,374	(1,132)	346,650
Total	$464,889	$8,608	$(1,649)	$471,848
At December 31, 2018:
CMBS, fixed rate	$121,487	$559	$(2,307)	$119,739
CMBS, floating rate	301,132	253	(2,126)	299,259
Total	$422,619	$812	$(4,433)	$418,998

(1)

At September 30, 2019 and December 31, 2018, investment securities available-for-sale with fair values of $410.0 million and $388.4 million, respectively, were pledged as collateral under related financings.

(Back to Index)

(Back to Index)

EXANTAS CAPITAL CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

SEPTEMBER 30, 2019

(unaudited)

The following table summarizes the estimated payoff dates of the Company's investment securities available-for-sale according to their estimated weighted average life classifications (dollars in thousands, except amounts in footnotes):

	September 30, 2019			December 31, 2018
	Amortized Cost (1)	Fair Value (1)	Weighted Average Coupon (2)	Amortized Cost (1)	Fair Value (1)	Weighted Average Coupon (2)
Less than one year (3)	$162,489	$162,750	5.17%	$126,446	$126,014	5.76%
Greater than one year and less than five years	70,473	70,977	5.37%	98,220	97,083	5.21%
Greater than five years and less than ten years	231,927	238,121	3.96%	197,953	195,901	4.06%
Total	$464,889	$471,848	4.54%	$422,619	$418,998	4.76%

(1)

Includes CMBS positions subject to other-than-temporary-impairment that have no stated coupon rates that are excluded from the calculation of the weighted average coupon rate. The positions with greater than one year and less than five years of projected life had amortized costs of $106,000 and $105,000 and no fair values at September 30, 2019 and December 31, 2018, respectively. There were no positions subject to other-than-temporary impairment with projected lives less than one year and greater than five years and less than ten years at September 30, 2019 and December 31, 2018.

(2)	The weighted average coupon rate is based on the face values of the associated securities.
(3)	The Company expects that the payoff dates of these CMBS will either be extended or that the securities will be paid off in full.

At September 30, 2019, the contractual maturities, which may be different than the estimated weighted average lives reflected in the table above, of the CMBS investment securities available-for-sale range from December 2024 to August 2061.

The following table summarizes the fair value, gross unrealized losses and number of securities aggregated by investment category and the length of time that individual investment securities available-for-sale have been in a continuous unrealized loss position during the periods specified (dollars in thousands):

	Less than 12 Months			More than 12 Months			Total
	Fair Value	Unrealized Losses	Number of Securities	Fair Value	Unrealized Losses	Number of Securities	Fair Value	Unrealized Losses	Number of Securities
At September 30, 2019:
CMBS	$116,555	$(1,317)	22	$10,171	$(332)	7	$126,726	$(1,649)	29

At December 31, 2018:
CMBS	$329,441	$(4,001)	49	$6,757	$(432)	7	$336,198	$(4,433)	56

The unrealized losses in the above table are considered to be temporary impairments due to market factors and are not reflective of credit deterioration.

The Company recognized no other-than-temporary impairments on its investment securities available-for-sale for the three and nine months ended September 30, 2019 and 2018.

The following table summarizes the Company's sales and redemptions of investment securities available-for-sale for the three and nine months ended September 30, 2019 and 2018 (dollars in thousands):

	For the Three Months Ended					For the Nine Months Ended
	Positions Sold/Redeemed	Par Amount Sold/Redeemed	Amortized Cost	Realized Gain	Proceeds	Positions Sold/Redeemed	Par Amount Sold/Redeemed	Amortized Cost	Realized Gain (Loss)	Proceeds
September 30, 2019:
CMBS	—	$—	$—	$—	$—	1	$634	$634	$4	$638
September 30, 2018:
CMBS	1	$10,000	$7,821	$282	$8,103	1	$10,000	$7,821	$282	$8,103
ABS	—	—	—	—	—	2	411	265	(217)	48
Total	1	$10,000	$7,821	$282	$8,103	3	$10,411	$8,086	$65	$8,151

(Back to Index)

(Back to Index)

EXANTAS CAPITAL CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

SEPTEMBER 30, 2019

(unaudited)

NOTE 8 - INVESTMENTS IN UNCONSOLIDATED ENTITIES

The following table summarizes the Company's investments in unconsolidated entities at September 30, 2019 and December 31, 2018 and equity in earnings of unconsolidated entities for the three and nine months ended September 30, 2019 and 2018 (dollars in thousands, except amount in the footnotes):

				Equity in Earnings (Losses) of Unconsolidated Entities
	Ownership % at			For the Three Months Ended		For the Nine Months Ended
	September 30, 2019	September 30, 2019	December 31, 2018	September 30, 2019	September 30, 2018	September 30, 2019	September 30, 2018
Investment in LCC Preferred Stock (1)	—%	$—	$—	$—	$411	$—	$411
Pelium Capital (2)	—%	—	—	—	50	—	(180)
RCM Global	—%	—	—	—	(7)	—	—
Subtotal		—	—	—	454	—	231
Investment in RCT I and RCT II (3)	3.0%	1,548	1,548	25	25	76	71
Total		$1,548	$1,548	$25	$479	$76	$302

(1)

The Company's investment in LEAF Commercial Capital, Inc. ("LCC") liquidated in July 2017 as a result of the sale of LCC. Earnings for the three and nine months ended September 30, 2018 are related to the receipt of a distribution of funds formerly held in escrow accounts established as part of the sale.

(2)	During the nine months ended September 30, 2018, the Company received distributions of $10.4 million on its investment in Pelium Capital Partners, L.P. ("Pelium Capital").
(3)

During the three and nine months ended September 30, 2019 and 2018, dividends from the investments in RCT I and RCT II's common shares are recorded in other revenue. See Note 9 for the disclosures on the associated unsecured junior subordinated debentures.

In 2018, Pelium Capital and RCM Global LLC were fully liquidated.

(Back to Index)

(Back to Index)

EXANTAS CAPITAL CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

SEPTEMBER 30, 2019

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

	Principal Outstanding	Unamortized Issuance Costs and Discounts	Outstanding Borrowings	Weighted Average Borrowing Rate	Weighted Average Remaining Maturity	Value of Collateral
At September 30, 2019:
XAN 2018-RSO6 Senior Notes	$315,010	$2,668	$312,342	3.19%	15.7 years	$431,782
XAN 2019-RSO7 Senior Notes	575,711	5,543	570,168	3.32%	16.6 years	687,068
Unsecured junior subordinated debentures	51,548	—	51,548	6.24%	16.9 years	—
4.50% Convertible Senior Notes	143,750	11,010	132,740	4.50%	2.9 years	—
8.00% Convertible Senior Notes	21,182	67	21,115	8.00%	107 days	—
CRE - term repurchase facilities (1)	475,706	3,316	472,390	4.09%	1.3 years	635,084
CMBS - short term repurchase agreements (2)	327,123	—	327,123	3.18%	21 days	427,534
Total	$1,910,030	$22,604	$1,887,426	3.69%	8.6 years	$2,181,468

	Principal Outstanding	Unamortized Issuance Costs and Discounts	Outstanding Borrowings	Weighted Average Borrowing Rate	Weighted Average Remaining Maturity	Value of Collateral
At December 31, 2018:
RCC 2017-CRE5 Senior Notes	$109,250	$1,121	$108,129	3.76%	15.6 years	$228,031
XAN 2018-RSO6 Senior Notes	397,452	4,536	392,916	3.55%	16.5 years	514,225
Unsecured junior subordinated debentures	51,548	—	51,548	6.61%	17.7 years	—
4.50% Convertible Senior Notes	143,750	13,504	130,246	4.50%	3.6 years	—
8.00% Convertible Senior Notes	21,182	238	20,944	8.00%	1.0 year	—
CRE - term repurchase facilities (1)	512,716	5,269	507,447	4.47%	2.0 years	696,215
Trust certificates - term repurchase facilities (3)	47,451	279	47,172	6.41%	1.7 years	118,780
CMBS - short term repurchase agreements (2)	295,821	—	295,821	3.63%	19 days	395,868
Total	$1,579,170	$24,947	$1,554,223	4.21%	6.9 years	$1,953,119

(1)	Principal outstanding includes accrued interest payable of $738,000 and $911,000 at September 30, 2019 and December 31, 2018, respectively.
(2)	Principal outstanding includes accrued interest payable of $432,000 and $773,000 at September 30, 2019 and December 31, 2018, respectively.
(3)	Principal outstanding includes accrued interest payable of $118,000 at December 31, 2018.

Securitizations

The following table sets forth certain information with respect to the Company's consolidated securitizations at September 30, 2019 (in thousands):

	Closing Date	Maturity Date	End of Designated Principal Reinvestment Period (1)	Total Note Paydowns Received from Closing Date through September 30, 2019
XAN 2018-RSO6	June 2018	June 2035	December 2020	$82,442
XAN 2019-RSO7	April 2019	April 2036	April 2022	$100

(1)

The designated principal reinvestment period is the period in which principal repayments can be utilized to purchase loans held outside of the respective securitization that represent the funded commitments of existing collateral in the respective securitization that were not funded as of the date the respective securitization was closed.

The investments held by the Company's securitizations collateralize the securitizations' borrowings and, as a result, are not available to the Company, its creditors, or stockholders. All senior notes of the securitizations held by the Company at September 30, 2019 and December 31, 2018 were eliminated in consolidation.

(Back to Index)

(Back to Index)

EXANTAS CAPITAL CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

SEPTEMBER 30, 2019

(unaudited)

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

Corporate Debt

4.50% Convertible Senior Notes and 8.00% Convertible Senior Notes

The Company issued $100.0 million aggregate principal of its 8.00% convertible senior notes due 2020 ("8.00% Convertible Senior Notes") and $143.8 million aggregate principal of its 4.50% convertible senior notes due 2022 ("4.50% Convertible Senior Notes") in January 2015 and August 2017, respectively (together, the "Convertible Senior Notes"). In conjunction with the issuance of the 4.50% Convertible Senior Notes, the Company extinguished $78.8 million of aggregate principal of its 8.00% Convertible Senior Notes.

The following table summarizes the Convertible Senior Notes at September 30, 2019 (dollars in thousands, except the conversion prices and amounts in the footnotes):

	Principal Outstanding	Borrowing Rate	Effective Rate (1)	Conversion Rate (2)(3)	Conversion Price (3)	Maturity Date
4.50% Convertible Senior Notes	$143,750	4.50%	7.43%	81.9466	$12.20	August 15, 2022
8.00% Convertible Senior Notes	$21,182	8.00%	9.13%	46.8604	$21.34	January 15, 2020

(1)	Includes the amortization of the market discounts and deferred debt issuance costs, if any, for the Convertible Senior Notes recorded in interest expense on the consolidated statements of operations.
(2)

Represents the number of shares of common stock per $1,000 principal amount of the Convertible Senior Notes' principal outstanding, subject to adjustment as provided in the Second Supplemental Indenture (the "8.00% Convertible Senior Notes Indenture") and the Third Supplemental Indenture (the "4.50% Convertible Senior Notes Indenture").

(3)

The conversion rate and conversion price of the 4.50% Convertible Senior Notes at September 30, 2019 are adjusted to reflect quarterly cash dividends in excess of a $0.10 dividend threshold, as defined in the 4.50% Convertible Senior Notes Indenture. The split-adjusted dividend threshold of $0.64, as defined in the 8.00% Convertible Senior Notes Indenture, was not exceeded for the three and nine months ended September 30, 2019 and 2018.

The Convertible Senior Notes are convertible at the option of the holder at any time up until one business day before the respective maturity date and may be settled in cash, the Company's common stock or a combination of cash and the Company's common stock, at the Company's election. The Company may not redeem the Convertible Senior Notes prior to maturity. The closing price of the Company's common stock was $11.37 on September 30, 2019, which did not exceed the conversion price of either of its Convertible Senior Notes at September 30, 2019.

(Back to Index)

(Back to Index)

EXANTAS CAPITAL CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

SEPTEMBER 30, 2019

(unaudited)

Repurchase and Credit Facilities

Borrowings under the Company's repurchase agreements are guaranteed by the Company or one of its subsidiaries. The following table sets forth certain information with respect to the Company's repurchase agreements (dollars in thousands, except amounts in footnotes):

	September 30, 2019				December 31, 2018
	Outstanding Borrowings (1)	Value of Collateral	Number of Positions as Collateral	Weighted Average Interest Rate	Outstanding Borrowings (1)	Value of Collateral	Number of Positions as Collateral	Weighted Average Interest Rate
CRE - Term Repurchase Facilities
Wells Fargo Bank, N.A. (2)	$201,920	$268,965	30	4.04%	$154,478	$226,530	13	4.33%
Morgan Stanley Bank, N.A. (3)	37,274	62,664	3	4.66%	37,113	62,457	3	5.09%
Barclays Bank PLC (4)	104,716	135,649	13	4.30%	240,416	308,389	11	4.51%
JPMorgan Chase Bank, N.A. (5)	128,480	167,806	10	3.84%	75,440	98,839	5	4.30%

Trust Certificates - Term Repurchase Facilities
RSO Repo SPE Trust 2017 (6)	—	—	—	—%	47,172	118,780	2	6.41%

CMBS - Short-Term Repurchase Agreements
Deutsche Bank Securities Inc.	30,774	51,075	5	3.39%	7,305	9,158	5	3.98%
JP Morgan Securities LLC	52,245	66,917	15	3.16%	42,040	73,066	13	3.57%
Barclays Capital Inc.	73,813	93,931	5	3.11%	—	—	—	—%
RBC Capital Markets, LLC	170,291	215,611	26	3.18%	246,476	313,644	33	3.64%
Total	$799,513	$1,062,618			$850,440	$1,210,863

(1)	Outstanding borrowings include accrued interest payable.
(2)	Includes $869,000 and $1.6 million of deferred debt issuance costs at September 30, 2019 and December 31, 2018, respectively.
(3)	Includes $167,000 of deferred debt issuance costs at December 31, 2018. There were no deferred debt issuance costs at September 30, 2019.
(4)	Includes $979,000 and $1.5 million of deferred debt issuance costs at September 30, 2019 and December 31, 2018, respectively.
(5)	Includes $1.5 million and $2.0 million of deferred debt issuance costs at September 30, 2019 and December 31, 2018, respectively.
(6)	Includes $204,000 of deferred debt issuance costs at December 31, 2018. There were no deferred debt issuance costs at September 30, 2019.

The following table shows information about the amount at risk under the repurchase facilities at September 30, 2019 (dollars in thousands):

	Amount at Risk (1)	Weighted Average Remaining Maturity	Weighted Average Interest Rate
At September 30, 2019:
CRE - Term Repurchase Facilities
Wells Fargo Bank, N.A.	$67,223	295 days	4.04%
Morgan Stanley Bank, N.A. (2)	$25,722	31 days	4.66%
Barclays Bank PLC	$30,567	1.5 years	4.30%
JPMorgan Chase Bank, N.A.	$38,506	2.1 years	3.84%
CMBS - Short-Term Repurchase Agreements
Deutsche Bank Securities Inc.	$20,428	41 days	3.39%
JP Morgan Securities LLC	$14,879	16 days	3.16%
Barclays Capital Inc.	$20,303	16 days	3.11%
RBC Capital Markets, LLC	$45,667	21 days	3.18%

(1)	Equal to the total of the estimated fair value of securities or loans sold and accrued interest receivable, minus the total of the repurchase agreement liabilities and accrued interest payable.
(2)	This facility was paid in full in October 2019.

The Company was in compliance with all financial covenants in each of the respective agreements at September 30, 2019.

(Back to Index)

(Back to Index)

EXANTAS CAPITAL CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

SEPTEMBER 30, 2019

(unaudited)

CRE - Term Repurchase Facilities

In September 2015, the Company's wholly-owned subsidiary entered into a master repurchase and securities agreement (the "Morgan Stanley Facility") with Morgan Stanley Bank, N.A. to finance the origination of CRE loans. In September 2019, the Company executed an amendment of the Morgan Stanley Facility, which reduced its maximum capacity to $37.2 million and extended the maturity date through October 2019, at which time it was repaid in full.

Trust Certifications - Term Repurchase Facility

In September 2017, the Company's wholly-owned subsidiary entered into a repurchase and securities agreement (the "2017 Term Repurchase Trust Facility") with RSO Repo SPE Trust 2017. In July 2019, the Company paid off the outstanding balance of the 2017 Term Repurchase Trust Facility in connection with the redemption of RCC 2017-CRE5.

CMBS - Short-Term Repurchase Agreements

In February 2013, the Company's wholly-owned subsidiary entered into a master repurchase agreement (the "Barclays Capital Facility") with Barclays Capital Inc. to finance the purchase of CMBS. In August 2019, the Company entered into an amendment of the Barclays Capital Facility that updated certain reporting requirements and definitions.

Contractual maturity dates of the Company's borrowings' principal outstanding by category and year are presented in the table below (in thousands):

	Total	2019	2020	2021	2022	2023 and Thereafter
At September 30, 2019:
CRE securitizations	$890,721	$—	$—	$—	$—	$890,721
Unsecured junior subordinated debentures	51,548	—	—	—	—	51,548
4.50% Convertible Senior Notes	143,750	—	—	—	143,750	—
8.00% Convertible Senior Notes	21,182	—	21,182	—	—	—
Repurchase and credit facilities (1)	802,829	364,397	202,789	235,643	—	—
Total	$1,910,030	$364,397	$223,971	$235,643	$143,750	$942,269

(1)	Includes accrued interest payable in the balances of principal outstanding.

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

At September 30, 2019, the Company had 4.8 million shares of Series C Preferred Stock outstanding, with a weighted average issuance price, excluding offering costs, of $25.00.

In March 2016, the Board approved a securities repurchase program for up to $50.0 million of its outstanding securities. During the three and nine months ended September 30, 2019 and 2018, the Company did not repurchase any shares of its common or preferred stock through this program. At September 30, 2019, $44.9 million remains available under this repurchase plan.

(Back to Index)

(Back to Index)

EXANTAS CAPITAL CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

SEPTEMBER 30, 2019

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

The following table summarizes the Company's restricted common stock transactions:

	Non-Employee Directors	Non- Employees (1)	Former Employees	Total
Unvested shares at January 1, 2019	30,234	386,628	5,809	422,671
Issued	27,728	196,198	—	223,926
Vested	(27,032)	(175,454)	(5,809)	(208,295)
Forfeited	(3,170)	(10,968)	—	(14,138)
Unvested shares at September 30, 2019	27,760	396,404	—	424,164

(1)	Non-employees are employees of C-III or Resource America, Inc. ("Resource America").

The fair values at grant date of the shares of restricted common stock granted to non-employees during the nine months ended September 30, 2019 and 2018 was $2.0 million. The fair values at grant date of shares of restricted common stock issued to the Company's eight non-employee directors that served at any time during the nine months ended September 30, 2019 and 2018 were $300,000 and $255,000, respectively.

At September 30, 2019, the total unrecognized restricted common stock expense for non-employees was $1.6 million, with a weighted average amortization period remaining of 2.0 years. At December 31, 2018, the total unrecognized restricted common stock expense for non-employees was $1.1 million, with a weighted average amortization period remaining of 1.8 years.

The following table summarizes restricted common stock grants during the nine months ended September 30, 2019:

Grant Date (1)	Shares (1)	Vesting per Year (1)	Vesting Date(s) (1)
January 22, 2019	196,198	33%	January 22, 2020, January 22, 2021 and January 22, 2022
February 1, 2019	3,308	100%	February 1, 2020
March 8, 2019	14,108	100%	March 8, 2020
June 3, 2019	3,164	100%	June 3, 2020
June 6, 2019	3,170	100%	June 6, 2020
June 19, 2019	900	100%	June 19, 2020
September 30, 2019	3,078	100%	September 30, 2020

(1)	The restricted stock grant on June 6, 2019 was forfeited during the nine months ended September 30, 2019.

The following table summarizes the status of the Company's vested stock options at September 30, 2019:

Vested Options	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Vested at January 1, 2019	10,000	$25.60
Vested	—	—
Exercised	—	—
Forfeited	—	—
Expired	—	—
Vested at September 30, 2019	10,000	$25.60	1.63	$—

There were no options granted during the nine months ended September 30, 2019 or 2018. The outstanding stock options have contractual terms of ten years and will expire in 2021.

(Back to Index)

(Back to Index)

EXANTAS CAPITAL CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

SEPTEMBER 30, 2019

(unaudited)

The components of equity compensation expense for the periods presented are as follows (in thousands):

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2019	2018	2019	2018
Restricted shares granted to non-employees (1)	$489	$685	$1,438	$2,166
Restricted shares granted to non-employee directors	63	72	209	217
Total	$552	$757	$1,647	$2,383

(1)	Non-employees are employees of C-III or Resource America.

Under the Company's Third Amended and Restated Management Agreement ("Management Agreement"), incentive compensation is paid quarterly. Up to 75% of the incentive compensation is paid in cash and at least 25% is paid in the form of an award of common stock, recorded in management fees on the consolidated statements of operations. During the three and nine months ended September 30, 2019, the Company incurred incentive compensation payable to the Manager of $441,000 and $606,000, respectively, of which $331,000 and $455,000, respectively, was paid or payable in cash and $110,000 and $151,000, respectively, representing 9,692 and 13,307 shares, respectively, was paid or payable in common stock. The Manager received no incentive compensation for the three and nine months ended September 30, 2018.

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

NOTE 12 - EARNINGS PER SHARE

The following table presents a reconciliation of basic and diluted earnings (losses) per common share for the periods presented as follows (dollars in thousands, except per share amounts):

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2019	2018	2019	2018
Net income from continuing operations	$12,620	$8,260	$29,793	$17,312
Net income allocated to preferred shares	(2,588)	(2,588)	(7,763)	(10,385)
Consideration paid in excess of carrying value of preferred shares	—	—	—	(7,482)
Net income (loss) from continuing operations allocable to common shares	10,032	5,672	22,030	(555)
Net (loss) income from discontinued operations, net of tax	(63)	364	(212)	161
Net income (loss) allocable to common shares	$9,969	$6,036	$21,818	$(394)

Weighted average number of common shares outstanding:
Weighted average number of common shares outstanding - basic	31,445,492	31,229,969	31,421,294	31,186,057
Effect of dilutive securities - unvested restricted stock	269,263	247,429	213,077	—
Weighted average number of common shares outstanding - diluted	31,714,755	31,477,398	31,634,371	31,186,057

Net income (loss) per common share - basic:
Continuing operations	$0.32	$0.18	$0.70	$(0.02)
Discontinued operations	—	0.01	(0.01)	0.01
Net income (loss) per common share - basic	$0.32	$0.19	$0.69	$(0.01)
Net income (loss) per common share - diluted:
Continuing operations	$0.31	$0.18	$0.70	$(0.02)
Discontinued operations	—	0.01	(0.01)	0.01
Net income (loss) per common share - diluted	$0.31	$0.19	$0.69	$(0.01)

(Back to Index)

(Back to Index)

EXANTAS CAPITAL CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

SEPTEMBER 30, 2019

(unaudited)

For the Convertible Senior Notes, the Company has the intent and ability to settle the principal amount in cash and intends to settle the conversion feature for the amount above the conversion price, or the conversion spread, if any, in common stock. The Company uses the treasury stock method for calculating any potential dilutive effect of the conversion spread on diluted earnings per share, if applicable. The conversion spread will have a dilutive impact on diluted earnings per share when the average market price of the Company's common stock for a given period exceeds the conversion price of the Convertible Senior Notes. For the three and nine months ended September 30, 2019 and 2018, the average market price of the Company's common stock did not exceed the conversion price of the Convertible Senior Notes and as such the Convertible Senior Notes have been excluded from the computation of diluted earnings per share. The conversion rate and conversion price for the Convertible Senior Notes are described further in Note 9.

NOTE 13 - ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

The following table presents the changes in each component of accumulated other comprehensive income (loss) for the nine months ended September 30, 2019 (in thousands):

	Net Unrealized Gain (Loss) on Derivatives	Net Unrealized (Loss) Gain on Investment Securities Available-for-Sale	Accumulated Other Comprehensive Income (Loss)
Balance at January 1, 2019	$563	$(3,620)	$(3,057)
Other comprehensive (loss) income before reclassifications	(6,298)	10,583	4,285
Amounts reclassified from accumulated other comprehensive income (1)	(68)	(4)	(72)
Balance at September 30, 2019	$(5,803)	$6,959	$1,156

(1)

Amounts reclassified from accumulated other comprehensive income are reclassified to interest expense and net realized and unrealized gain on investment securities available-for-sale and loans and derivatives on the Company's consolidated statements of operations.

NOTE 14 - RELATED PARTY TRANSACTIONS

Relationship with C-III and Certain of its Subsidiaries. The Manager is a wholly-owned subsidiary of Resource America, which is a wholly-owned subsidiary of C-III, a leading CRE investment management and services company engaged in a broad range of activities, including primary and special loan servicing, loan origination, fund management, CDO management, principal investment, zoning due diligence, investment sales and multifamily property management. C-III is indirectly controlled and partially owned by Island Capital Group LLC ("Island Capital"), of which Andrew L. Farkas, the Company's Chairman, is the managing member. Mr. Farkas is also chairman and chief executive officer of C-III. In addition, Robert C. Lieber, the Company's Chief Executive Officer, and Matthew J. Stern, the Company's President, are executive managing directors of both C-III and Island Capital. Jeffrey P. Cohen, who is a member of the Company's Board, is president of both C-III and Island Capital. Those officers and the Company's other executive officers are also officers of the Company's Manager, Resource America, C-III and/or affiliates of those companies. At September 30, 2019, C-III indirectly beneficially owned 770,333, or 2.4%, of the Company's outstanding common stock.

(Back to Index)

(Back to Index)

EXANTAS CAPITAL CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

SEPTEMBER 30, 2019

(unaudited)

The Company has a Management Agreement with the Manager, amended and restated on December 14, 2017, pursuant to which the Manager provides the day-to-day management of the Company's operations and receives substantial fees. For the three and nine months ended September 30, 2019, the Manager earned base management fees of approximately $2.1 million and $6.3 million, respectively. For the three and nine months ended September 30, 2018, the Manager earned base management fees of approximately $2.8 million and $8.4 million, respectively. For the three and nine months ended September 30, 2019, the Manager earned incentive compensation of approximately $441,000 and $606,000, respectively, of which $331,000 was payable in cash and approximately $110,000 was payable in common stock at September 30, 2019. No incentive compensation was earned for the three and nine months ended September 30, 2018. At September 30, 2019 and December 31, 2018, $701,000 and $938,000, respectively, of base management fees were payable by the Company to the Manager. There was no incentive compensation payable at December 31, 2018. The Manager and its affiliates provide the Company with a Chief Financial Officer and a sufficient number of additional accounting, finance, tax and investor relations professionals. The Company reimburses the Manager's and its affiliates' expenses for (a) the wages, salaries and benefits of the Chief Financial Officer, (b) a portion of the wages, salaries and benefits of accounting, finance, tax and investor relations professionals, in proportion to such personnel's percentage of time allocated to the Company's operations, and (c) personnel principally devoted to the Company's ancillary operating subsidiaries. The Company reimburses out-of-pocket expenses and certain other costs incurred by the Manager and its affiliates that relate directly to the Company's operations. For the three and nine months ended September 30, 2019, the Company reimbursed the Manager $1.0 million and $3.2 million, respectively, for all such compensation and costs. For the three and nine months ended September 30, 2018, the Company reimbursed the Manager $1.2 million and $4.0 million, respectively, for all such compensation and costs. At September 30, 2019 and December 31, 2018, the Company had payables to Resource America and its subsidiaries pursuant to the Management Agreement totaling approximately $354,000 and $333,000, respectively. The Company's base management fee payable and expense reimbursements payable are recorded in management fee payable and accounts payable and other liabilities on the consolidated balance sheets, respectively.

At September 30, 2019, the Company retained equity in five securitization entities that were structured for the Company by the Manager, although three of the securitization entities had been substantially liquidated as of September 30, 2019. Under the Management Agreement, the Manager was not separately compensated by the Company for executing these transactions and is not separately compensated for managing the securitization entities and their assets.

Relationship with Resource Real Estate, LLC. Resource Real Estate, LLC ("Resource Real Estate"), an indirect wholly-owned subsidiary of Resource America and C-III, originates, finances and manages the Company's CRE loan portfolio. The Company reimburses Resource Real Estate for loan origination costs associated with all loans originated. At September 30, 2019 and December 31, 2018, the Company had net receivables from Resource Real Estate for loan deposits of $35,000 and $26,000, respectively.

Resource Real Estate served as special servicer for the following liquidated real estate securitization transactions, which provided financing for CRE loans: (i) Resource Capital Corp. 2014-CRE2, Ltd., a $353.9 million securitization that closed in July 2014 and liquidated in August 2017; (ii) Resource Capital Corp. 2015-CRE3, Ltd., a $346.2 million securitization that closed in February 2015 and liquidated in August 2018; (iii) Resource Capital Corp. 2015-CRE4, Ltd., a $312.9 million securitization that closed in August 2015 and liquidated in July 2018; and (iv) RCC 2017-CRE5, a $376.7 million securitization that closed in July 2017 and liquidated in July 2019. Resource Real Estate did not earn any special servicing fees during the three and nine months ended September 30, 2019 and 2018.

Relationship with C-III Commercial Mortgage and C3AM. In May 2019, RCC RE entered into a Mortgage Loan Sale and Purchase Agreement (the "May 2019 Loan Acquisition Agreement") with C-III Commercial Mortgage LLC ("C-III Commercial Mortgage"), a wholly-owned subsidiary of C-III, that provided for the acquisition by RCC RE of certain CRE loans on a servicing-released basis at par, plus accrued and unpaid interest on each loan for an aggregate purchase price of $197.6 million. In accordance with the terms of the May 2019 Loan Acquisition Agreement, C-III Commercial Mortgage retains its title to all exit fees in excess of 0.50% of the outstanding principal balance. During the three and nine months ended September 30, 2019, C-III Commercial Mortgage did not earn any exit fees. The Company had no outstanding payables to C-III Commercial Mortgage at September 30, 2019.

Additionally, C3AM served as the primary servicer for the CRE loans collateralizing RCC 2017-CRE5 and serves as the primary servicer for the CRE loans acquired in the May 2019 Loan Acquisition Agreement and the CRE loans collateralizing Exantas Capital Corp. 2018-RSO6, Ltd. ("XAN 2018-RSO6"), a $514.2 million securitization that closed in June 2018, and Exantas Capital Corp. 2019-RSO7, Ltd. ("XAN 2019-RSO7"), a $687.2 million securitization that closed in April 2019. C3AM receives servicing fees, payable monthly on an asset-by-asset basis. C3AM serves as special servicer for C40, XAN 2018-RSO6 and XAN 2019-RSO7, under which it receives a base special servicing fee.

(Back to Index)

(Back to Index)

EXANTAS CAPITAL CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

SEPTEMBER 30, 2019

(unaudited)

During the three and nine months ended September 30, 2019, C3AM earned approximately $161,000 and $424,000, respectively, in servicing fees. During the nine months ended September 30, 2019, the Company received $48,000 of exit fees from C3AM on a CRE loan acquired in the May 2019 Loan Acquisition Agreement. During the three and nine months ended September 30, 2018, C3AM earned approximately $109,000 and $217,000, respectively, in servicing fees. C3AM did not earn any special servicing fees during the three and nine months ended September 30, 2019 and 2018. The Company had payables to C3AM of approximately $41,000 and $26,000 at September 30, 2019 and December 31, 2018, respectively.

NOTE 15 - DISTRIBUTIONS

For the quarters ended September 30, 2019 and 2018, the Company declared and subsequently paid dividends of $0.25 and $0.15 per common share, respectively.

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

The following tables present dividends declared (on a per share basis) for the nine months ended September 30, 2019 and year ended December 31, 2018, with respect to the Company's common stock and Series C Preferred Stock, and for the period from January 1, 2018 through March 26, 2018, with respect to the Company's Series B Preferred Stock:

	Common Stock
	Date Paid	Total Dividend Paid	Dividend Per Share
		(in thousands)
2019
September 30	October 25	$7,967	$0.25
June 30	July 26	$7,172	$0.225
March 31	April 26	$6,373	$0.20
2018
December 31	January 25, 2019	$5,540	$0.175
September 30	October 26	$4,749	$0.15
June 30	July 27	$3,165	$0.10
March 31	April 27	$1,584	$0.05

	Series B Preferred Stock			Series C Preferred Stock
	Date Paid	Total Dividend Paid	Dividend Per Share	Date Paid	Total Dividend Paid	Dividend Per Share
	(in thousands)			(in thousands)
2019
September 30	N/A	N/A	N/A	October 30	$2,588	$0.539063
June 30	N/A	N/A	N/A	July 30	$2,587	$0.539063
March 31	N/A	N/A	N/A	April 30	$2,588	$0.539063
2018
December 31	N/A	N/A	N/A	January 30, 2019	$2,588	$0.539063
September 30	N/A	N/A	N/A	October 30	$2,588	$0.539063
June 30	N/A	N/A	N/A	July 30	$2,588	$0.539063
March 31	N/A	N/A	N/A	April 30	$2,588	$0.539063
March 26 (1)	March 26	$1,480	$0.320830	N/A	N/A	N/A

(1)	In March 2018, the Company redeemed all remaining shares of its Series B Preferred Stock.

(Back to Index)

(Back to Index)

EXANTAS CAPITAL CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

SEPTEMBER 30, 2019

(unaudited)

NOTE 16 - FAIR VALUE OF FINANCIAL INSTRUMENTS

The following table presents the Company's financial instruments carried at fair value on a recurring basis based upon the fair value hierarchy (in thousands):

	Level 1	Level 2	Level 3	Total
At September 30, 2019:
Assets:
Investment securities available-for-sale	$—	$—	$471,848	$471,848
Total assets at fair value	$—	$—	$471,848	$471,848
Liabilities:
Derivatives	$—	$6,355	$—	$6,355
Total liabilities at fair value	$—	$6,355	$—	$6,355
At December 31, 2018:
Assets:
Investment securities available-for-sale	$—	$—	$418,998	$418,998
Derivatives	—	985	—	985
Total assets at fair value	$—	$985	$418,998	$419,983
Liabilities:
Derivatives	$—	$1,043	$—	$1,043
Total liabilities at fair value	$—	$1,043	$—	$1,043

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

The following table presents additional information about the Company's assets that are measured at fair value on a recurring basis for which the Company has utilized Level 3 inputs (in thousands):

CMBS
Balance, January 1, 2019	$418,998
Included in earnings	2,105
Purchases	74,220
Sale	(638)
Paydowns (1)	(33,416)
Included in other comprehensive income	10,579
Balance, September 30, 2019	$471,848

(1)	Includes non-cash adjustments in connection with the recalculation of the accretable yield on certain interest-only CMBS.

(Back to Index)

(Back to Index)

EXANTAS CAPITAL CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

SEPTEMBER 30, 2019

(unaudited)

A legacy CRE loan held for sale is measured at the lower of cost or market on a nonrecurring basis. To determine the fair value of the legacy CRE loan held for sale, the Company primarily uses appraisals obtained from third-parties as a practical expedient. The Company may also use the present value of estimated cash flows, market price, if available, or other determinants of the fair value of the collateral less estimated disposition costs. During the three and nine months ended September 30, 2019, the Company recorded losses of $55,000 and $1.5 million, respectively, on one legacy CRE loan held for sale, which included protective advances to cover borrower operating losses of $55,000 and $158,000, respectively. The loss during the nine months ended September 30, 2019 primarily comprised a $1.3 million fair value charge in connection with the updated fair value based on the average of three June 2019 brokers' opinions of value that were taken into account equally along with an appraisal received in February 2019. The fair value of the collateral has subsequently increased in connection with capital improvements, which were deducted from the brokers' opinions of value and appraisal. During the three and nine months ended September 30, 2018, the Company recorded losses of $1.6 million and $6.3 million, respectively, on the same legacy CRE loan held for sale, which included protective advances to cover borrower operating losses of $600,000 and $772,000, respectively, to adjust the loan to the average value of two appraisals. The loan had a fair value, less the remaining estimated costs to repair the underlying collateral, equal to $17.1 million and $17.0 million at September 30, 2019 and December 31, 2018, respectively. The terminal capitalization rates used in the updated appraisal and brokers' opinions of values ranged from 8.50% to 10.00% at September 30, 2019.

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

The fair values of the Company's loans held for investment are measured by discounting the expected future cash flows using the current interest rates at which similar loans would be made to borrowers with similar credit ratings and for the same remaining maturities. Par values of loans with variable interest rates are expected to approximate fair value. Fair values of loans with fixed rates are calculated using the net present values of future cash flows, discounted at market rates. The Company's CRE loans had interest rates from 4.77% to 8.32% and 5.08% to 8.63% at September 30, 2019 and December 31, 2018, respectively.

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

Senior notes in CRE securitizations are valued using third-party pricing sources.

The fair values of the junior subordinated notes RCT I and RCT II are estimated by using a discounted cash flow model with discount rates of 8.99%.

The fair value of the convertible notes is determined using a discounted cash flow model that discounts the expected future cash flows using current interest rates on similar debts that do not have a conversion option. The 8.00% Convertible Senior Notes are discounted at a rate of 9.13% and the 4.50% Convertible Senior Notes are discounted at a rate of 7.43%.

Repurchase agreements are variable rate debt instruments indexed to LIBOR that reset periodically and, as a result, their carrying value approximates their fair value, excluding deferred debt issuance costs.

(Back to Index)

(Back to Index)

EXANTAS CAPITAL CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

SEPTEMBER 30, 2019

(unaudited)

The fair values of the Company's remaining financial instruments that are not reported at fair value on the consolidated balance sheets are reported in the following table (in thousands):

		Fair Value Measurements
	Carrying Value	Fair Value	Quoted Prices in Active Markets for Identical Assets of Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
At September 30, 2019:
Assets:
CRE whole loans held for investment	$1,764,834	$1,773,119	$—	$—	$1,773,119
CRE mezzanine loan	$4,700	$4,700	$—	$—	$4,700
CRE preferred equity investments	$25,776	$25,899	$—	$—	$25,899
Legacy CRE loans held for sale	$17,141	$17,141	$—	$—	$17,141
Liabilities:
Senior notes in CRE securitizations	$882,510	$893,185	$—	$—	$893,185
Junior subordinated notes	$51,548	$26,667	$—	$—	$26,667
Convertible notes	$153,855	$164,932	$—	$—	$164,932
Repurchase agreements	$799,513	$802,829	$—	$—	$802,829
At December 31, 2018:
Assets:
CRE whole loans held for investment	$1,527,712	$1,538,759	$—	$—	$1,538,759
CRE mezzanine loan	$4,700	$4,700	$—	$—	$4,700
CRE preferred equity investment	$19,555	$19,718	$—	$—	$19,718
Legacy CRE loans held for sale	$17,000	$17,000	$—	$—	$17,000
Liabilities:
Senior notes in CRE securitizations	$501,045	$498,897	$—	$—	$498,897
Junior subordinated notes	$51,548	$27,800	$—	$—	$27,800
Convertible notes	$151,190	$164,932	$—	$—	$164,932
Repurchase agreements	$850,440	$855,783	$—	$—	$855,783

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

SEPTEMBER 30, 2019

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

At September 30, 2019 and December 31, 2018, the Company had 18 and 16, respectively, interest rate swap contracts outstanding whereby the Company paid a weighted average fixed rate of 2.50% and 2.54%, respectively, and received a variable rate equal to one-month LIBOR. The aggregate notional amount of these contracts was $87.6 million and $81.1 million at September 30, 2019 and December 31, 2018, respectively. The counterparty for the Company's designated interest rate hedge contracts at September 30, 2019 and December 31, 2018 was Wells Fargo Bank, N.A. ("Wells Fargo").

There were no interest rate swaps in an asset position at September 30, 2019. At December 31, 2018, the estimated fair value of the Company's interest rate swaps in an asset position was $985,000. At September 30, 2019 and December 31, 2018, the estimated fair value of the Company's interest rate swaps in a liability position was $6.4 million and $1.0 million, respectively. The Company had aggregate unrealized losses of $5.8 million and aggregate unrealized gains of $563,000 on its interest rate swaps at September 30, 2019 and December 31, 2018, respectively, which are recorded in accumulated other comprehensive income (loss) on the consolidated balance sheets.

At September 30, 2019 and December 31, 2018, the Company had an unrealized gain of $553,000 and $621,000, respectively, attributable to two terminated interest rate swaps, in accumulated other comprehensive income (loss) on the consolidated balance sheets, to be accreted into earnings over the remaining life of the debt. The Company recorded accretion income, reported in interest expense on the consolidated statements of operations, of $23,000 and $68,000 during the three and nine months ended September 30, 2019, respectively, to accrete the accumulated other comprehensive income on the terminated swap agreements. The Company did not record any interest expense for the three and nine months ended September 30, 2018 to amortize accumulated other comprehensive income (loss) from terminated swap agreements.

The Company had a master netting agreement with Wells Fargo at September 30, 2019. Regulations promulgated under the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 mandate that the Company clear certain new interest rate swap transactions through a central counterparty. Transactions that are centrally cleared result in the Company facing a clearing house, rather than a swap dealer, as counterparty. Central clearing requires the Company to post collateral in the form of initial and variation margin to satisfy potential future obligations. The Company had no centrally cleared interest rate swaps with fair values in an asset position at September 30, 2019. At December 31, 2018, the Company had centrally cleared interest rate swaps with fair values in an asset position of $985,000. At September 30, 2019 and December 31, 2018, the Company had centrally cleared interest rate swaps with a fair value in a liability position of $6.4 million and $1.0 million, respectively.

The following tables present the fair value of the Company's derivative financial instruments at September 30, 2019 and December 31, 2018 on the Company's consolidated balance sheets and the related effect of the derivative instruments on the consolidated statements of operations for the nine months ended September 30, 2019 and 2018:

Fair Value of Derivative Instruments (in thousands)

	Liability Derivatives
At September 30, 2019	Notional Amount	Consolidated Balance Sheets Location	Fair Value
Interest rate swap contracts, hedging (1)	$87,551	Derivatives, at fair value	$6,355
Interest rate swap contracts, hedging	$87,551	Accumulated other comprehensive income (loss)	$(5,803)

(Back to Index)

(Back to Index)

EXANTAS CAPITAL CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

SEPTEMBER 30, 2019

(unaudited)

	Asset Derivatives
At December 31, 2018	Notional Amount	Consolidated Balance Sheets Location	Fair Value
Interest rate swap contracts, hedging (1)	$31,725	Derivatives, at fair value	$985

	Liability Derivatives
	Notional Amount	Consolidated Balance Sheets Location	Fair Value
Interest rate swap contracts, hedging (1)	$49,326	Derivatives, at fair value	$1,043
Interest rate swap contracts, hedging	$81,051	Accumulated other comprehensive income (loss)	$563

(1)	Interest rate swap contracts are accounted for as cash flow hedges.

The Effect of Derivative Instruments on the Consolidated Statements of Operations (in thousands)

	Derivatives
Nine Months Ended September 30, 2019	Consolidated Statements of Operations Location	Realized and Unrealized Gain (Loss)
Interest rate swap contracts, hedging	Interest expense	$(16)

	Derivatives
Nine Months Ended September 30, 2018	Consolidated Statements of Operations Location	Realized and Unrealized Gain (Loss)
Interest rate swap contracts, hedging	Interest expense	$(141)

NOTE 18 - OFFSETTING OF FINANCIAL ASSETS AND LIABILITIES

The following table presents a summary of the Company's offsetting of derivative assets (in thousands):

				(iv) Gross Amounts Not Offset on the Consolidated Balance Sheets
	(i) Gross Amounts of Recognized Assets	(ii) Gross Amounts Offset on the Consolidated Balance Sheets	(iii) = (i) - (ii) Net Amounts of Assets Included on the Consolidated Balance Sheets	Financial Instruments	Cash Collateral Pledged	(v) = (iii) - (iv) Net Amount
At December 31, 2018:
Derivatives, at fair value	$985	$—	$985	$—	$—	$985

There were no derivatives with a fair value in an asset position at September 30, 2019.

(Back to Index)

(Back to Index)

EXANTAS CAPITAL CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

SEPTEMBER 30, 2019

(unaudited)

The following table presents a summary of the Company's offsetting of financial liabilities and derivative liabilities (in thousands, except amounts in footnotes):

				(iv) Gross Amounts Not Offset on the Consolidated Balance Sheets
	(i) Gross Amounts of Recognized Liabilities	(ii) Gross Amounts Offset on the Consolidated Balance Sheets	(iii) = (i) - (ii) Net Amounts of Liabilities Included on the Consolidated Balance Sheets	Financial Instruments (1)	Cash Collateral Pledged	(v) = (iii) - (iv) Net Amount
At September 30, 2019:
Derivatives, at fair value (2)	$6,355	$—	$6,355	$—	$6,355	$—
Repurchase agreements and term facilities (3)	799,513	—	799,513	798,682	831	—
Total	$805,868	$—	$805,868	$798,682	$7,186	$—
At December 31, 2018:
Derivatives, at fair value (2)	$1,043	$—	$1,043	$—	$1,043	$—
Repurchase agreements and term facilities (3)	850,440	—	850,440	850,440	—	—
Total	$851,483	$—	$851,483	$850,440	$1,043	$—

(1)	Amounts represent financial instruments pledged that are available to be offset against liability balances associated with term facilities, repurchase agreements and derivatives.
(2)	The Company posted excess cash collateral of $3.6 million and $1.3 million related to interest rate swap contracts outstanding at September 30, 2019 and December 31, 2018, respectively.
(3)

The combined fair value of securities and loans pledged against the Company's various repurchase agreements and term facilities was $1.1 billion and $1.2 billion at September 30, 2019 and December 31, 2018, respectively.

All balances associated with repurchase agreements and derivatives are presented on a gross basis on the Company's consolidated balance sheets.

Certain of the Company's repurchase agreements and derivative transactions are governed by underlying agreements that generally provide for a right of offset in the event of default or in the event of a bankruptcy of either party to the transaction.

NOTE 19 - COMMITMENTS AND CONTINGENCIES

The Company may become involved in litigation on various matters due to the nature of the Company's business activities. The resolution of these matters may result in adverse judgments, fines, penalties, injunctions and other relief against the Company as well as monetary payments or other agreements and obligations. In addition, the Company may enter into settlements on certain matters in order to avoid the additional costs of engaging in litigation. Except as discussed below, the Company is unaware of any contingencies arising from such litigation that would require accrual or disclosure in the consolidated financial statements at September 30, 2019.

Primary Capital Mortgage, LLC ("PCM") is subject to litigation related to claims for repurchases or indemnifications on loans that PCM has sold to third parties. At September 30, 2019 and December 31, 2018, no such litigation demand was outstanding. Reserves for such litigation demands are included in the reserve for mortgage repurchases and indemnifications that totaled $1.7 million at September 30, 2019 and December 31, 2018. The reserves for mortgage repurchases and indemnifications are included in liabilities held for sale on the consolidated balance sheets.

Settled and Dismissed Litigation Matters

In April 2018, the Company funded $2.0 million into escrow in connection with the proposed settlement of outstanding litigation, which was settled in August 2018. The Company did not have any general litigation reserve at September 30, 2019 or December 31, 2018.

(Back to Index)

(Back to Index)

EXANTAS CAPITAL CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

SEPTEMBER 30, 2019

(unaudited)

The Company previously disclosed a securities litigation suit against certain of the Company's current and former officers and directors titled Levin v. Resource Capital Corp. (the "Levin Action"). On February 5, 2018, the Company entered into a stipulation and agreement of settlement (the "Levin Action Settlement Agreement"), which received final approval from the United States District Court for the Southern District of New York (the "Court") on August 3, 2018. The Levin Action Settlement Agreement settled all claims asserted in the action on behalf of the certified class (the "Settlement"), which consisted, with specified exceptions, of all persons who purchased the Company's common stock, Series B Preferred Stock or Series C Preferred Stock between October 31, 2012 and August 5, 2015. Under the terms of the Levin Action Settlement Agreement, a payment of $9.5 million was made to settle the litigation. The settlement payment was funded principally by insurance coverage. In exchange for the settlement consideration, the Company and the individual defendants in the Levin Action (and certain related parties) have been released from all claims that have been or could have been asserted in the case by class members (and certain related parties), excluding one holder of less than 500 shares who opted out of the Settlement. The terms of the Settlement and release of claims are described in greater detail in the Levin Action Settlement Agreement filed with the Court and the Final Judgment and Order of Dismissal with Prejudice entered by the Court on August 3, 2018. The Levin Action Settlement Agreement contains no admission of misconduct by the Company or any of the individual defendants and expressly acknowledges that the Company and the individual defendants deny all allegations of wrongdoing and maintain that it and they have at all times acted in good faith and in compliance with the law.

The Company previously disclosed two consolidated shareholder derivative actions filed in the Court that purported to assert claims on behalf of the Company similar to the claims in the New York State Actions (defined below) (collectively, the "Federal Actions"): (a) by shareholders who declined to make a demand on the Board prior to filing suit (the "Federal Demand Futile Actions"), which comprised a suit filed in January 2017 (the "Greenberg Action") and another suit filed in January 2017 (the "DeCaro Action"); and (b) by shareholders who served demands on the Board to bring litigation and alleged that their demands were wrongfully refused (the "Federal Demand Refused Actions"), which comprised a suit filed in February 2017 (the "McKinney Action"), a suit filed in March 2017 (the "Sherek/Speigel Action") and a suit filed in April 2017 (the "Sebenoler Action"). In January 2019, the parties to the Federal Actions executed a stipulation and agreement of settlement (the "Federal Actions Settlement Agreement"), which received final approval from the Court on May 17, 2019. Under the Federal Actions Settlement Agreement, the Company agreed to implement certain corporate governance changes and paid $550,000 in plaintiffs' attorneys' fees, funded by the Company's insurers. In exchange for the settlement consideration, the defendants were released from liability for certain claims, including all claims asserted in the Federal Actions. Among other terms and conditions, the Federal Actions Settlement Agreement provided that the defendants deny any and all allegations of wrongdoing and maintained that they have acted lawfully and in accordance with their fiduciary duties at all times.

The Company previously disclosed six separate, additional shareholder derivative suits filed in the Supreme Court of New York purporting to assert claims on behalf of the Company (the "New York State Actions") that were filed on the following dates: December 2015 (the "Reaves Action"); February 2017 (the "Caito Action"); March 2017 (the "Simpson Action"); March 2017 (the "Heckel Action"); May 2017 (the "Schwartz Action"); and August 2017 (the "Greff Action"). Plaintiffs in the Schwartz Action and Greff Action made demands on the Company's Board before filing suit, but plaintiffs in the Reaves Action, Caito Action, Simpson Action and Heckel Action did not. All of the shareholder derivative suits were substantially similar and alleged that certain of the Company's current and former officers and directors breached their fiduciary duties, wasted corporate assets and/or were unjustly enriched. Certain complaints asserted additional claims against the Manager and Resource America for unjust enrichment based on allegations that the Manager received excessive management fees from the Company. In June 2019 and July 2019, the Schwartz Action and Greff Action, respectively, were dismissed. In October 2019, the four remaining New York State Actions were dismissed.

The Company previously disclosed another shareholder derivative action filed in the United States District Court for the District of Maryland against certain of the Company's former officers and directors and the Manager (the "Hafkey Action"). The complaint asserted a breach of fiduciary duty claim that was substantially similar to the claims at issue in the Federal Actions. In May 2019, the plaintiff in the Hafkey Action voluntarily dismissed his suit in light of the settlement and dismissal of the Federal Actions.

The Company previously disclosed another shareholder derivative action filed in the Maryland Circuit Court against certain of the Company's current and former officers and directors, as well as the Manager and Resource America (the "Canoles Action"). The complaint (as amended) in the Canoles Action asserted a variety of claims, including claims for breach of fiduciary duty, unjust enrichment and corporate waste, which were based on allegations substantially similar to those at issue in the Federal Demand Futile Actions. In July 2019, the plaintiff in the Canoles Action voluntarily dismissed his suit in light of the settlement and dismissal of the Federal Actions.

(Back to Index)

(Back to Index)

EXANTAS CAPITAL CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

SEPTEMBER 30, 2019

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

Other Contingencies

As part of the May 2017 sale of its equity interest in Pearlmark Mezzanine Realty Partners IV, L.P., the Company entered into an indemnification agreement pursuant to which the Company agreed to indemnify the purchaser against realized losses of up to $4.3 million on one mezzanine loan until its final maturity date in 2020. At September 30, 2019 and December 31, 2018, the Company had a contingent liability, reported in accounts payable and other liabilities on its consolidated balance sheets, of $703,000 outstanding as a reserve for probable indemnification losses. The Company did not record any additional reserve for probable losses during the three and nine months ended September 30, 2019 and 2018.

PCM is subject to additional claims for repurchases or indemnifications on loans that PCM has sold to investors. At both September 30, 2019 and December 31, 2018, outstanding demands for indemnification, repurchase or make whole payments totaled $3.3 million. The Company's estimated exposure for such outstanding claims, as well as unasserted claims, is included in its reserve for mortgage repurchases and indemnifications.

Unfunded Commitments

Unfunded commitments on the Company's originated CRE loans generally fall into two categories: (1) pre-approved capital improvement projects; and (2) new or additional construction costs subject, in each case, to the borrower meeting specified criteria. Upon completion of the improvements or construction, the Company would receive additional interest income on the advanced amount. Whole loans had $109.9 million and $108.5 million in unfunded loan commitments at September 30, 2019 and December 31, 2018, respectively. Preferred equity investments had $3.1 million in unfunded investment commitments at September 30, 2019. There were no preferred equity investment unfunded commitments at December 31, 2018.

NOTE 20 - DISCONTINUED OPERATIONS AND ASSETS AND LIABILITIES HELD FOR SALE

In November 2016, the Company's Board approved the Plan to focus its strategy on CRE debt investments. The Plan contemplated disposing of certain legacy CRE loans and exiting underperforming non-core asset classes and businesses, including the residential mortgage and middle market lending segments as well as the Company's life settlement contract portfolio. The Company's residential mortgage and middle market lending segments' operations were classified as discontinued operations and excluded from continuing operations for all periods presented. Certain of the Company's legacy CRE loans were classified as held for sale. As of September 30, 2019, the Company has substantially completed the execution of the Plan.

(Back to Index)

(Back to Index)

EXANTAS CAPITAL CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

SEPTEMBER 30, 2019

(unaudited)

The following table summarizes the operating results of the residential mortgage and middle market lending segments' discontinued operations as reported separately as net (loss) income from discontinued operations, net of tax for the three and nine months ended September 30, 2019 and 2018 (in thousands):

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2019	2018	2019	2018
REVENUES
Interest income:
Loans	$—	$—	$—	$580
Other	—	—	—	13
Total interest income	—	—	—	593
Interest expense	—	—	—	—
Net interest income	—	—	—	593
Other revenue	24	280	24	312
Total revenues	24	280	24	905
OPERATING EXPENSES
General and administrative	87	62	371	1,165
Total operating expenses	87	62	371	1,165
	(63)	218	(347)	(260)
OTHER INCOME (EXPENSE)
Net realized and unrealized gain on investment securities available-for-sale and loans and derivatives	—	146	135	421
Total other income	—	146	135	421

(LOSS) INCOME FROM DISCONTINUED OPERATIONS BEFORE TAXES	(63)	364	(212)	161
Income tax expense	—	—	—	—
TOTAL (LOSS) INCOME FROM DISCONTINUED OPERATIONS	$(63)	$364	$(212)	$161

The assets and liabilities of business segments classified as discontinued operations and other assets and liabilities classified as held for sale are reported separately in the accompanying consolidated financial statements and are summarized as follows at September 30, 2019 and December 31, 2018 (in thousands):

	September 30, 2019	December 31, 2018
ASSETS
Loans held for sale	$17,141	$17,000
Other assets	266	645
Total	$17,407	$17,645
LIABILITIES
Accounts payable and other liabilities	$1,766	$1,820
Total	$1,766	$1,820

(Back to Index)

(Back to Index)

EXANTAS CAPITAL CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

SEPTEMBER 30, 2019

(unaudited)

The following table summarizes the non-performing legacy CRE loans transferred to held for sale in the fourth quarter of 2016. The loans held for sale are carried at the lower of cost or fair value (in thousands, except number of loans and amount in the footnote):

Loan Description	Number of Loans	Amortized Cost	Carrying Value
At September 30, 2019:
Legacy CRE loan	1	$23,265	$17,141
Mezzanine loan (1)	1	—	—
Total	2	$23,265	$17,141
At December 31, 2018:
Legacy CRE loan	1	$21,666	$17,000
Mezzanine loan (1)	1	—	—
Total	2	$21,666	$17,000

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

We are a Maryland corporation and a real estate investment trust ("REIT") that is primarily focused on originating, holding and managing commercial real estate ("CRE") mortgage loans and other commercial real estate-related debt investments. We are externally managed by Exantas Capital Manager Inc. (our "Manager"), which is an indirect wholly-owned subsidiary of C-III Capital Partners LLC ("C-III"), a leading commercial real estate investment management and services company engaged in a broad range of activities. C-III is the beneficial owner of 2.4% of our outstanding shares of common stock at September 30, 2019. Our Manager draws upon the management teams of C-III and its subsidiaries and its collective investment experience to provide its services. Our objective is to provide our stockholders with total returns over time, including quarterly distributions and capital appreciation, while seeking to manage the risks associated with our investment strategies. We have financed a substantial portion of our portfolio investments through borrowing strategies seeking to match the maturities and repricing dates of our financings with the maturities and repricing dates of our investments, and we have sought to mitigate interest rate risk through derivative instruments.

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

(Back to Index)

(Back to Index)

We use leverage to enhance our returns, and we have financed each of our different asset classes with different degrees of leverage. The cost of borrowings to finance our investments is a significant part of our expenses. Our net income depends on our ability to control these expenses relative to our revenue. We historically have financed our CRE loan portfolio with repurchase agreements as a short-term financing source and securitizations and, to a lesser extent, other term financing as long-term financing sources. We expect to continue to use these financing sources into the near term future. At September 30, 2019 our match-funded, floating-rate CRE and CMBS investments, at carrying value, comprised 93% of the core investment portfolio totaling $2.3 billion. Additionally, in April 2019, we closed a CRE debt securitization that financed $687.2 million of CRE loans and sold $575.8 million of non-recourse, floating-rate notes to third-party investors.

We use derivative financial instruments to hedge a portion of the interest rate risk associated with our borrowings. We generally seek to minimize interest rate risk with a strategy that is expected to result in the least amount of volatility under accounting principles generally accepted in the United States of America ("GAAP") while still meeting our strategic economic objectives and maintaining adequate liquidity and flexibility. These hedging transactions may include interest rate swaps, collars, caps or floors, puts, calls and options.

Our CRE floating rate loans have London Interbank Offered Rate ("LIBOR") floors. In a lower interest rate environment, LIBOR floors do provide some asset yield protection. At the same time, investment returns would also be enhanced by a decline in the corresponding costs of our floating rate liabilities. Since the start of 2018, we have originated or acquired CRE loans with total commitments of $1.6 billion with a weighted average LIBOR floor of 2.06%.

In November 2016, our board of directors (our "Board") approved the strategic plan (the "Plan") to focus our strategy on CRE debt investments. The Plan contemplated disposing of certain loans underwritten prior to 2010 ("legacy CRE loans"), exiting non-core asset classes and businesses and maintaining a dividend policy based on sustainable earnings.

Our residential mortgage and middle market lending segments were classified as discontinued operations and certain legacy CRE loans were classified as held for sale, subject to impairments to adjust the carrying value of these investments to their estimated fair market value. We have substantially completed the execution of the Plan. As of September 30, 2019, we had approximately $28.6 million, composed of two legacy CRE loans, remaining of the $480.1 million of identified Plan assets. We have deployed the capital received from executing the Plan primarily into our CRE lending business and CMBS investments, bringing our equity allocation in core assets and non-core assets to 95% and 5%, respectively, at both September 30, 2019 and December 31, 2018. These investments were initially financed in part through our CRE and CMBS term facilities and, in the case of CRE loans, through securitizations.

We typically target transitional floating-rate CRE loans between $20.0 million and $30.0 million. During the three months ended September 30, 2019, we originated nine CRE loans with total commitments of $105.1 million. At September 30, 2019, our CRE loan portfolio comprised approximately $1.8 billion of floating rate CRE whole loans with a weighted average spread of 3.64% over one-month LIBOR. Additionally, our CRE loan portfolio comprised one $4.7 million mezzanine loan and $25.8 million of preferred equity investments at September 30, 2019. During the three months ended September 30, 2019, we acquired CMBS with total face values of $33.5 million. At September 30, 2019, our $471.8 million CMBS portfolio, at fair value, comprised $346.6 million of floating-rate bonds and $125.2 million of fixed-rate bonds. We expect to continue to diversify and extend the duration of our core CRE portfolio by investing in CMBS where we see attractive investment opportunities.

We anticipate that our CRE loan originations and other CRE-related investments for the year ended December 31, 2019 will be between $850.0 million and $1.0 billion. In addition, we expect to maintain positive momentum in 2020 and anticipate that our CRE loan originations and other CRE-related investments will again range between $850.0 million and $1.0 billion for the calendar year.

Common stock book value was $14.12 per share at September 30, 2019, a $0.10 per share increase from December 31, 2018. We began reporting economic book value, a non-GAAP measure, at December 31, 2018 in an effort to improve transparency for our shareholders and the analyst community. Two adjustments are made to common stock book value to arrive at economic book value.

•

Our common stock book value includes the remaining aggregate value of the equity conversion options on our convertible senior notes of $8.9 million, or $(0.28) per share, at September 30, 2019. The liability balance of our convertible senior notes increases and our common stock book value is reduced as the option discounts are amortized to interest expense.

•

The carrying amount of our 8.625% Fixed-to-Floating Series C Cumulative Redeemable Preferred Stock ("Series C Preferred Stock") of $116.0 million does not reflect the full obligation of $120.0 million, which is the balance on which we pay preferred distributions and would be the amount due should we choose to redeem the Series C Preferred Stock. Adjusting for this $4.0 million difference, common stock book value would be reduced by $0.13 per share at September 30, 2019.

Adjusting for these two items yields economic book value of $13.71 per share at September 30, 2019.

(Back to Index)

(Back to Index)

Results of Operations

Our net income allocable to common shares for the three and nine months ended September 30, 2019 was $10.0 million, or $0.32 per share-basic ($0.31 per share-diluted) and $21.8 million, or $0.69 per share-basic ($0.69 per share-diluted), respectively, as compared to net income allocable to common shares for the three months ended September 30, 2018 of $6.0 million, or $0.19 per share-basic ($0.19 per share-diluted) and a net loss allocable to common shares for the nine months ended September 30, 2018 of $394,000, or $(0.01) per share-basic ($(0.01) per share-diluted).

Net Interest Income

The following tables analyze the change in interest income and interest expense for the comparative three and nine months ended September 30, 2019 and 2018 by changes in volume and changes in rates. The changes attributable to the combined changes in volume and rate have been allocated proportionately, based on absolute values, to the changes due to volume and changes due to rates (dollars in thousands, except amounts in footnotes):

	Three Months Ended September 30, 2019 Compared to Three Months Ended September 30, 2018
			Due to Changes in
	Net Change	Percent Change (1)	Volume	Rate
Increase (decrease) in interest income:
CRE whole loans (2)	$6,045	24%	$7,543	$(1,498)
Legacy CRE loans (2)(3)	(182)	(52)%	(221)	39
CRE mezzanine loan	—	—%	—	—
CRE preferred equity investments (2)	199	35%	204	(5)
Securities (4)	1,379	26%	1,218	161
Other	15	12%	15	—
Total increase in interest income	7,456	23%	8,759	(1,303)
Increase (decrease) in interest expense:
Securitized borrowings: (5)
RCC 2015-CRE3 Senior Notes	(276)	(100)%	(276)	—
RCC 2015-CRE4 Senior Notes	(153)	(100)%	(153)	—
RCC 2017-CRE5 Senior Notes	(2,242)	(100)%	(2,233)	(9)
XAN 2018-RSO6 Senior Notes	365	10%	176	189
XAN 2019-RSO7 Senior Notes	5,749	100%	5,749	—
Unsecured junior subordinated debentures	—	—%	—	—
Convertible senior notes: (5)
4.50% Convertible Senior Notes	62	3%	62	—
6.00% Convertible Senior Notes	(1,310)	(100)%	(1,310)	—
8.00% Convertible Senior Notes	—	—%	—	—
CRE - term repurchase facilities (5)	2,578	79%	2,447	131
CMBS - term repurchase facilities (6)	151	137%	149	2
Trust certificates - term repurchase facilities (5)	(597)	(65)%	(589)	(8)
CMBS - short term repurchase agreements	1,087	70%	1,144	(57)
Hedging	(24)	(40)%	(24)	—
Total increase in interest expense	5,390	31%	5,142	248
Net increase (decrease) in net interest income	$2,066		$3,617	$(1,551)

(1)	Percent change is calculated as the net change divided by the respective interest income or interest expense for the three months ended September 30, 2018.
(2)

Includes increases in fee income of approximately $617,000, $9,000 and $24,000 recognized on our CRE whole loans, legacy CRE loans and our CRE preferred equity investments that were due to changes in volume in connection with originations, extensions and payoffs of the CRE loans.

(3)	Includes the change in interest income recognized on two legacy CRE loans reclassified to CRE whole loans in 2018. One of the reclassified legacy CRE loans paid off at par in December 2018.
(4)	Includes a decrease of net accretion income of approximately $176,000 that was due to changes in volume.
(5)

Includes increases of net amortization expense of approximately $162,000, $239,000 and $101,000 on our securitized borrowings, CRE-term repurchase facilities and trust certificates - term repurchase facilities, respectively, and a decrease of approximately $191,000 on our convertible senior notes that were due to changes in volume in connection with deferred debt issuance costs and discounts capitalized to the respective borrowings.

(6)

Includes the change in interest expense recognized on our Deutsche Bank Securities Inc. ("Deutsche Bank Securities") CMBS repurchase agreement, reclassified from a term repurchase facility to a short-term repurchase agreement at June 30, 2018.

(Back to Index)

(Back to Index)

	Nine Months Ended September 30, 2019 Compared to Nine Months Ended September 30, 2018
			Due to Changes in
	Net Change	Percent Change (1)	Volume	Rate
Increase (decrease) in interest income:
CRE whole loans (2)	$15,339	21%	$17,197	$(1,858)
Legacy CRE loans (2)(3)	(425)	(42)%	(594)	169
CRE mezzanine loan	205	137%	205	—
CRE preferred equity investments (2)	856	74%	862	(6)
Securities (4)	6,684	52%	6,005	679
Other	250	96%	250	—
Total increase in interest income	22,909	26%	23,925	(1,016)
Increase (decrease) in interest expense:
Securitized borrowings: (5)
RCC 2015-CRE3 Senior Notes	(1,268)	(100)%	(1,268)	—
RCC 2015-CRE4 Senior Notes	(1,472)	(100)%	(1,472)	—
RCC 2017-CRE5 Senior Notes	(3,953)	(64)%	(4,839)	886
XAN 2018-RSO6 Senior Notes	8,237	214%	8,035	202
XAN 2019-RSO7 Senior Notes	10,598	100%	10,598	—
Unsecured junior subordinated debentures	187	8%	—	187
Convertible senior notes: (5)
4.50% Convertible Senior Notes	180	3%	180	—
6.00% Convertible Senior Notes	(3,926)	(100)%	(3,926)	—
8.00% Convertible Senior Notes	—	—%	—	—
CRE - term repurchase facilities (5)	4,529	36%	3,303	1,226
CMBS - term repurchase facilities (6)	(41)	(8)%	(21)	(20)
Trust certificates - term repurchase facilities (5)	(1,519)	(45)%	(1,568)	49
CMBS - short term repurchase agreements	4,396	124%	4,190	206
Hedging	(125)	(89)%	(125)	—
Total increase in interest expense	15,823	33%	13,087	2,736
Net increase (decrease) in net interest income	$7,086		$10,838	$(3,752)

(1)	Percent change is calculated as the net change divided by the respective interest income or interest expense for the nine months ended September 30, 2018.
(2)

Includes increases in fee income of approximately $661,000, $96,000 and $108,000 recognized on our CRE whole loans, legacy CRE loans and our CRE preferred equity investments, respectively, that were due to changes in volume in connection with originations, extensions and payoffs of the CRE loans.

(3)	Includes the change in interest income recognized on two legacy CRE loans reclassified to CRE whole loans in 2018. One of the reclassified legacy CRE loans paid off at par in December 2018.
(4)	Includes a decrease of net accretion income of approximately $113,000 that was due to changes in volume.
(5)

Includes increases of net amortization expense of approximately $1.5 million, $485,000 and $27,000 on our securitized borrowings, CRE-term repurchase facilities and trust certificates - term repurchase facilities, respectively, and a decrease of approximately $576,000 on our convertible senior notes that were due to changes in volume in connection with deferred debt issuance costs and discounts capitalized to the respective borrowings.

(6)

Includes the change in interest expense recognized on our Deutsche Bank Securities CMBS repurchase agreement, reclassified from a term repurchase facility to a short-term repurchase agreement at June 30, 2018.

Net Change in Interest Income for the Comparative Three and Nine Months Ended September 30, 2019 and 2018:

Aggregate interest income increased by $7.5 million and $22.9 million for the comparative three and nine months ended September 30, 2019 and 2018, respectively. We attribute the changes to the following:

CRE whole loans. The increases of $6.0 million and $15.3 million for the comparative three and nine months ended September 30, 2019 and 2018, respectively, were primarily attributable to increases in the weighted-average outstanding balance of CRE whole loans in connection with loan originations and acquisitions net of loan repayments of $446.8 million and $342.0 million over those same comparative periods, respectively. These volume increases were partially offset by decreases in the yields on CRE whole loans, attributable to declines in the coupon rates on the originated CRE whole loans over the comparative periods.

Legacy CRE loans. The decrease of $425,000 for the comparative nine months ended September 30, 2019 and 2018 was primarily attributable to one legacy CRE loan that paid off in December 2018.

CRE preferred equity investments. The increase of $856,000 for the comparative nine months ended September 30, 2019 and 2018 was attributable to the recognition of a full nine months' interest income on our March 2018 investment in a preferred equity interest with an outstanding principal balance of $20.2 million and an 11.50% interest rate as well as the closing of our June 2019 investment in a preferred equity interest with an outstanding principal balance of $5.7 million and an 11.00% interest rate.

(Back to Index)

(Back to Index)

Securities. The increases of $1.4 million and $6.7 million for the comparative three and nine months ended September 30, 2019 and 2018, respectively, were primarily attributable to acquisitions, net of sales and repayments, of CMBS of $111.6 million during the 12 months ended September 30, 2019 and increases in coupon rates on our floating rate CMBS over the comparative periods.

Other. The increase of $250,000 for the comparative nine months ended September 30, 2019 and 2018 was primarily attributable to higher average balances in our interest earning money market accounts during the nine months ended September 30, 2019.

Net Change in Interest Expense for the Comparative Three and Nine Months Ended September 30, 2019 and 2018:

Aggregate interest expense increased by $5.4 million and $15.8 million for the comparative three and nine months ended September 30, 2019 and 2018, respectively. We attribute the changes to the following:

Securitized borrowings. The net increases of $3.4 million and $12.1 million for the comparative three and nine months ended September 30, 2019 and 2018, respectively, were primarily attributable to the issuances of Exantas Capital Corp. 2018-RSO6, Ltd. ("XAN 2018-RSO6") and Exantas Capital Corp. 2019-RSO7, Ltd. ("XAN 2019-RSO7"), which closed in June 2018 and April 2019, respectively. The increases were offset by the liquidations of Resource Capital Corp. 2015-CRE4, Ltd. ("RCC 2015-CRE4"), Resource Capital Corp. 2015-CRE3, Ltd. ("RCC 2015-CRE3") and Resource Capital Corp. 2017-CRE5, Ltd. ("RCC 2017-CRE5") in July 2018, August 2018 and July 2019, respectively.

Convertible senior notes. The net decreases of $1.2 million and $3.7 million for the comparative three and nine months ended September 30, 2019 and 2018, respectively, were primarily attributable to the redemption of our 6.00% convertible senior notes in December 2018.

CRE - term repurchase facilities. The net increases of $2.6 million and $4.5 million for the comparative three and nine months ended September 30, 2019 and 2018 were primarily attributable to additional CRE loans financed on the CRE term repurchase facilities in addition to an increase in the weighted average one-month LIBOR over the comparative periods then ended.

Trust certificates - term repurchase facilities. The decreases of $597,000 and $1.5 million for the comparative three and nine months ended September 30, 2019 and 2018, respectively, were primarily attributable to the repayment of the RSO Repo SPE Trust 2015 and RSO Repo SPE Trust 2017 facilities in July 2018 and July 2019, respectively.

CMBS - short term repurchase agreements. The increases of $1.1 million and $4.4 million for the comparative three and nine months ended September 30, 2019 and 2018, respectively, were primarily attributable to the increased utilization of short term repurchase agreements to finance CMBS acquired in 2018 and 2019, which increased principal outstanding on borrowings by $82.2 million from September 30, 2018 to September 30, 2019.

(Back to Index)

(Back to Index)

Average Net Yield and Average Cost of Funds:

The following tables present the average net yield and average cost of funds for the three and nine months ended September 30, 2019 and 2018 (dollars in thousands, except amounts in footnotes):

	For the Three Months Ended September 30, 2019			For the Three Months Ended September 30, 2018
	Average Balance	Interest Income (Expense)	Average Net Yield (Cost of Funds) (1)	Average Balance	Interest Income (Expense)	Average Net Yield (Cost of Funds) (1)
Interest-earning assets
CRE whole loans (2)	$1,882,068	$31,496	6.64%	$1,435,254	$25,451	7.03%
Legacy CRE loans (2)	39,793	170	1.70%	58,567	352	2.39%
CRE mezzanine loan	4,700	120	9.97%	4,700	120	10.09%
CRE preferred equity investments (2)	25,549	772	11.98%	19,432	573	11.69%
Securities (3)	453,363	6,596	5.77%	331,708	5,217	6.24%
Other	7,677	138	7.06%	5,865	123	8.26%
Total interest income/average net yield	2,413,150	39,292	6.46%	1,855,526	31,836	6.80%
Interest-bearing liabilities
Collateralized by:
CRE whole loans (4)	1,374,573	(15,663)	(4.52)%	861,564	(9,642)	(4.44)%
CMBS	332,993	(2,904)	(3.46)%	186,983	(1,666)	(3.53)%
General corporate debt:
Unsecured junior subordinated debentures	51,548	(829)	(6.29)%	51,548	(829)	(6.29)%
4.50% Convertible Senior Notes (5)	132,316	(2,473)	(7.31)%	143,750	(2,411)	(6.56)%
6.00% Convertible Senior Notes (5)	—	—	—%	70,453	(1,310)	(7.28)%
8.00% Convertible Senior Notes (5)	21,087	(481)	(8.92)%	21,182	(481)	(8.88)%
Trust certificates - term repurchase facilities (6)	7,744	(326)	(16.68)%	55,248	(923)	(7.01)%
Hedging (7)	87,231	(36)	(0.16)%	75,108	(60)	(0.32)%
Total interest expense/average cost of funds	$2,007,492	(22,712)	(4.48)%	$1,465,836	(17,322)	(4.68)%
Total net interest income		$16,580			$14,514

(1)	Average net yield includes net amortization/accretion and fee income.
(2)

Includes fee income of approximately $2.5 million, $9,000 and $33,000 recognized on our CRE whole loans, legacy CRE loans and our CRE preferred equity investments, respectively, for the three months ended September 30, 2019 and approximately $1.9 million and $10,000 on our CRE whole loans and our CRE preferred equity investments, respectively, for the three months ended September 30, 2018. There was no fee income recognized on our legacy CRE loans for the three months ended September 30, 2018.

(3)	Includes net accretion income of approximately $688,000 and $864,000 for the three months ended September 30, 2019 and 2018, respectively, on our CMBS securities.
(4)

Includes amortization expense of approximately $2.3 million and $1.9 million for the three months ended September 30, 2019 and 2018, respectively, on our interest-bearing liabilities collateralized by CRE whole loans.

(5)	Includes aggregated amortization expense of approximately $913,000 and $1.1 million for the three months ended September 30, 2019 and 2018, respectively, on our convertible senior notes.
(6)	Includes amortization expense of approximately $200,000 and $99,000 for the three months ended September 30, 2019 and 2018, respectively, on our trust certificates - term repurchase facilities.
(7)

Includes accretion income of approximately $23,000 for the three months ended September 30, 2019 on two terminated interest rate swap agreements that were in a gain position at the time of termination. The remaining gains, reported in accumulated other comprehensive income (loss) on the consolidated balance sheets, will be accreted over the remaining life of the debt.

(Back to Index)

(Back to Index)

	For the Nine Months Ended September 30, 2019			For the Nine Months Ended September 30, 2018
	Average Balance	Interest Income (Expense)	Average Net Yield (Cost of Funds) (1)	Average Balance	Interest Income (Expense)	Average Net Yield (Cost of Funds) (1)
Interest-earning assets
CRE whole loans (2)	$1,720,844	$87,338	6.78%	$1,378,869	$71,999	6.98%
Legacy CRE loans (2)	39,145	587	2.00%	70,067	1,012	1.93%
CRE mezzanine loan	4,700	355	9.97%	1,980	150	10.10%
CRE preferred equity investments (2)	21,913	2,009	12.26%	13,181	1,153	11.69%
Securities (3)	440,952	19,562	5.91%	272,996	12,878	6.32%
Other	15,829	511	4.26%	9,658	261	3.57%
Total interest income/average net yield	2,243,383	110,362	6.57%	1,746,751	87,453	6.69%
Interest-bearing liabilities
Collateralized by:
CRE whole loans (4)	1,199,465	(42,055)	(4.69)%	767,401	(25,384)	(4.42)%
CMBS	310,899	(8,393)	(3.61)%	156,441	(4,038)	(3.45)%
General corporate debt:
Unsecured junior subordinated debentures	51,548	(2,546)	(6.51)%	51,548	(2,359)	(6.03)%
4.50% Convertible Senior Notes (5)	131,486	(7,345)	(7.37)%	143,750	(7,165)	(6.57)%
6.00% Convertible Senior Notes (5)	—	—	—%	70,453	(3,926)	(7.35)%
8.00% Convertible Senior Notes (5)	21,030	(1,442)	(9.04)%	21,182	(1,442)	(8.98)%
Trust certificates - term repurchase facilities (6)	32,955	(1,891)	(7.67)%	66,785	(3,410)	(6.83)%
Hedging (7)	83,903	(16)	(0.03)%	55,090	(141)	(0.34)%
Total interest expense/average cost of funds	$1,831,286	(63,688)	(4.64)%	$1,332,650	(47,865)	(4.78)%
Total net interest income		$46,674			$39,588

(1)	Average net yield includes net amortization/accretion and fee income.
(2)

Includes fee income of approximately $6.0 million, $96,000 and $127,000 recognized on our CRE whole loans, legacy CRE loans and our CRE preferred equity investments, respectively, for the nine months ended September 30, 2019 and approximately $5.3 million and $19,000 on our CRE whole loans and our CRE preferred equity investments, respectively, for the nine months ended September 30, 2018. There was no fee income recognized on our legacy CRE loans for the nine months ended September 30, 2018.

(3)	Includes net accretion income of approximately $2.1 million and $2.2 million for the nine months ended September 30, 2019 and 2018, respectively, on our CMBS securities.
(4)

Includes amortization expense of approximately $5.9 million and $4.0 million for the nine months ended September 30, 2019 and 2018, respectively, on our interest-bearing liabilities collateralized by CRE whole loans.

(5)	Includes aggregated amortization expense of approximately $2.7 million and $3.2 million for the nine months ended September 30, 2019 and 2018, respectively, on our convertible senior notes.
(6)	Includes amortization expense of approximately $279,000 and $252,000 for the nine months ended September 30, 2019 and 2018, respectively, on our trust certificates - term repurchase facilities.
(7)

Includes accretion income of approximately $68,000 for the nine months ended September 30, 2019 on two terminated interest rate swap agreements that were in a gain position at the time of termination. The remaining gains, reported in accumulated other comprehensive income (loss) on the consolidated balance sheets, will be accreted over the remaining life of the debt.

Operating Expenses

Three and Nine Months Ended September 30, 2019 as compared to Three and Nine Months Ended September 30, 2018

The following tables set forth information relating to our operating expenses for the periods presented (dollars in thousands):

	For the Three Months Ended
	September 30,
	2019	2018	Dollar Change	Percent Change
Operating expenses:
Management fees	$2,528	$2,813	$(285)	(10)%
Equity compensation	552	757	(205)	(27)%
General and administrative	2,086	2,336	(250)	(11)%
Depreciation and amortization	8	36	(28)	(78)%
Recovery of loan losses	(1,137)	(461)	(676)	147%
Total	$4,037	$5,481	$(1,444)	(26)%

(Back to Index)

(Back to Index)

	For the Nine Months Ended
	September 30,
	2019	2018	Dollar Change	Percent Change
Operating expenses:
Management fees	$6,862	$8,438	$(1,576)	(19)%
Equity compensation	1,647	2,383	(736)	(31)%
General and administrative	7,158	7,943	(785)	(10)%
Depreciation and amortization	39	68	(29)	(43)%
Provision for (recovery of) loan losses, net	58	(1,260)	1,318	(105)%
Total	$15,764	$17,572	$(1,808)	(10)%

Aggregate operating expenses decreased by $1.4 million and $1.8 million for the comparative three and nine months ended September 30, 2019 and 2018, respectively. We attribute the changes to the following:

Management fees. The decreases of $285,000 and $1.6 million for the comparative three and nine months ended September 30, 2019 and 2018, respectively, were primarily attributable to our base management fee reverting from a fixed amount of $937,500 per month from October 1, 2017 to December 31, 2018 per our Third Amended and Restated Management Agreement ("Management Agreement") to an amount equal to 1/12th of the amount of our equity multiplied by 1.50%. The base management fee declines over the comparative periods were offset by incentive compensation of $441,000 and $606,000 earned by our Manager during the three and nine months ended September 30, 2019, respectively.

Equity compensation. The decreases of $205,000 and $736,000 for the comparative three and nine months ended September 30, 2019 and 2018, respectively, were attributable to the adoption of updated guidance issued by the Financial Accounting Standards Board that discontinued the remeasurement of all unvested issuances of restricted stock and options after the initial grant date during the nine months ended September 30, 2019. Additionally, the decrease during the comparative nine months ended September 30, 2019 and 2018 was attributable to accelerations of certain restricted stock awards during the nine months ended September 30, 2018.

General and administrative. General and administrative expenses decreased by $250,000 and $785,000 for the comparative three and nine months ended September 30, 2019 and 2018, respectively. The following table summarizes the information relating to our general and administrative expenses for the periods presented (dollars in thousands):

	For the Three Months Ended
	September 30,
	2019	2018	Dollar Change	Percent Change
General and administrative:
Wages and benefits	$698	$724	$(26)	(4)%
Professional services	484	784	(300)	(38)%
D&O insurance	287	286	1	0%
Operating expenses	205	177	28	16%
Director fees	150	164	(14)	(9)%
Dues and subscriptions	145	66	79	120%
Rent and utilities	72	87	(15)	(17)%
Travel	37	44	(7)	(16)%
Tax penalties, interest and franchise tax	8	4	4	100%
Total	$2,086	$2,336	$(250)	(11)%

The decrease in general and administrative expenses for the comparative three months ended September 30, 2019 and 2018 was primarily attributable to a $300,000 decrease in professional services in connection with legal fees incurred to liquidate two CRE securitizations and an additional general legal reserve established during the three months ended September 30, 2018, as compared to legal fees to liquidate one CRE securitization during the three months ended September 30, 2019.

(Back to Index)

(Back to Index)

	For the Nine Months Ended
	September 30,
	2019	2018	Dollar Change	Percent Change
General and administrative:
Wages and benefits	$2,122	$2,670	$(548)	(21)%
Professional services	1,879	2,348	(469)	(20)%
D&O insurance	851	878	(27)	(3)%
Operating expenses	752	629	123	20%
Director fees	537	491	46	9%
Dues and subscriptions	446	492	(46)	(9)%
Rent and utilities	244	249	(5)	(2)%
Travel	187	190	(3)	(2)%
Tax penalties, interest and franchise tax	140	(4)	144	(3,600)%
Total	$7,158	$7,943	$(785)	(10)%

The decrease in general and administrative expenses during the comparative nine months ended September 30, 2019 and 2018 was primarily attributable to a decrease of $548,000 in wages and benefits allocated to us by our Manager and a decrease of $469,000 in professional services in connection with legal fees incurred to liquidate two CRE securitizations and an additional general legal reserve established during the nine months ended September 30, 2018, as compared to legal fees to liquidate one CRE securitization during the nine months ended September 30, 2019. Additionally, the decrease in professional services was attributable to decreases in trustee fee expenses on our CRE securitizations and other professional services expenses. The decrease of general and administrative expenses during the comparative nine months ended September 30, 2019 and 2018 was partially offset by an increase of $144,000 in connection with an increase in franchise taxes incurred and an increase of $123,000 in connection with an increase in other operating expenses.

(Recovery of) provision for loan losses, net. The increase of $676,000 of recoveries of loan losses for the comparative three months ended September 30, 2019 and 2018 was primarily attributable to a decrease in the general reserve of approximately $1.1 million during the three months ended September 30, 2019, in connection with the repayment of $72.6 million of loans, as compared to a decrease in the general reserve of $292,000 during the three months ended September 30, 2018, primarily attributable to one loan that was upgraded due to improved performance.

The decrease of $1.3 million from a recovery of to a provision for loan losses for the comparative nine months ended September 30, 2019 and 2018 was primarily attributable to a decrease in the general reserve of approximately $1.1 million during the nine months ended September 30, 2018, in connection with the repayment of one $26.6 million loan and two loans that were upgraded due to improved performance.

Other Income (Expense)

Three and Nine Months Ended September 30, 2019 as compared to Three and Nine Months Ended September 30, 2018

The following tables set forth information relating to our other income (expense) incurred for the periods presented (dollars in thousands):

	For the Three Months Ended
	September 30,
	2019	2018	Dollar Change	Percent Change
Other Income (Expense):
Equity in earnings of unconsolidated entities	$—	$454	$(454)	(100)%
Net realized and unrealized gain on investment securities available-for-sale and loans and derivatives	—	279	(279)	(100)%
Fair value adjustments on financial assets held for sale	(55)	(1,588)	1,533	97%
Other income	107	57	50	88%
Total	$52	$(798)	$850	107%

(Back to Index)

(Back to Index)

	For the Nine Months Ended
	September 30,
	2019	2018	Dollar Change	Percent Change
Other Income (Expense):
Equity in earnings of unconsolidated entities	$—	$231	$(231)	(100)%
Net realized and unrealized gain on investment securities available-for-sale and loans and derivatives	4	569	(565)	(99)%
Net realized and unrealized gain on investment securities, trading	—	53	(53)	(100)%
Fair value adjustments on financial assets held for sale	(1,457)	(6,244)	4,787	77%
Other income	259	574	(315)	(55)%
Total	$(1,194)	$(4,817)	$3,623	75%

Aggregate other expense decreased $850,000 for the comparative three months ended September 30, 2019 and 2018 and aggregate other expense decreased $3.6 million for the comparative nine months ended September 30, 2019 and 2018. We attribute the changes to the following:

Equity in earnings of unconsolidated entities. The decrease of $454,000 for the comparative three months ended September 30, 2019 and 2018 was primarily attributable to the recognition of earnings from the receipt of $411,000 of distributed funds, formerly held in escrow accounts established as part of the LEAF Commercial Capital, Inc. ("LCC") sale, during the three months ended September 30, 2018.

Net realized and unrealized gain on investment securities available-for-sale and loans and derivatives. The decreases of $279,000 and $565,000 for the comparative three and nine months ended September 30, 2019 and 2018, respectively, were primarily attributable to a realized gain of $282,000 on the sale of an investment security available-for-sale during the three and nine months ended September 30, 2018. Additionally, during the nine months ended September 30, 2018, we recognized a realized gain of $1.0 million attributable to the payoff on one legacy CRE loan that was offset by net losses of approximately $463,000 on our life settlement contract portfolio and a realized loss of $217,000 on the sale of one asset-backed security.

Fair value adjustments on financial assets held for sale. The changes of $1.5 million and $4.8 million during the three and nine months ended September 30, 2019 and 2018, respectively, were primarily attributable to charges of $1.6 million and $6.3 million on the remaining legacy CRE loan held for sale during the three and nine months ended September 30, 2018, respectively, partially offset by a charge of $1.5 million during the nine months ended September 30, 2019. The charges during the three and nine months ended September 30, 2018 included a $1.0 million reserve for estimated costs for repairs to be performed on the underlying collateral and $600,000 of protective advances to cover borrower operating losses. Additionally, the charge during the nine months ended September 30, 2018 included an additional $4.5 million reserve to adjust the loan to the average value of two appraisals and $172,000 of protective advances to cover borrower operating losses. The charge during the nine months ended September 30, 2019 included $158,000 of protective advances to cover borrower operating losses and additional charges of $1.3 million in connection with the receipt of three brokers' opinions of value in June 2019 that were taken into account equally along with an appraisal received in February 2019.

Other income. The decrease of $315,000 for the comparative nine months ended September 30, 2019 and 2018 was primarily attributable to the receipt of $478,000 of cash in excess of the total carrying value of an asset secured by collateral management fees during the nine months ended September 30, 2018.

Net (Loss) Income From Discontinued Operations, Net of Tax

In November 2016, our Board approved the Plan to focus our strategy on making CRE debt investments. The Plan contemplated disposing of certain underperforming legacy CRE loans, exiting underperforming non-core asset classes and businesses and maintaining a dividend policy based on sustainable earnings. We met all of the criteria to classify the operating results of the residential mortgage and middle market lending segments as discontinued operations and exclude them from continuing operations for all periods presented. In addition, we classified certain legacy CRE loans as held for sale. As of September 30, 2019, we have substantially completed the execution of the Plan.

(Back to Index)

(Back to Index)

The following table summarizes the operating results of the residential mortgage and middle market lending segments' discontinued operations as reported separately as net (loss) income from discontinued operations, net of tax for the three and nine months ended September 30, 2019 and 2018 (in thousands):

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2019	2018	2019	2018
REVENUES
Interest income:
Loans	$—	$—	$—	$580
Other	—	—	—	13
Total interest income	—	—	—	593
Interest expense	—	—	—	—
Net interest income	—	—	—	593
Other revenue	24	280	24	312
Total revenues	24	280	24	905
OPERATING EXPENSES
General and administrative	87	62	371	1,165
Total operating expenses	87	62	371	1,165
	(63)	218	(347)	(260)
OTHER INCOME (EXPENSE)
Net realized and unrealized gain on investment securities available-for-sale and loans and derivatives	—	146	135	421
Total other income	—	146	135	421

(LOSS) INCOME FROM DISCONTINUED OPERATIONS BEFORE TAXES	(63)	364	(212)	161
Income tax expense	—	—	—	—
TOTAL (LOSS) INCOME FROM DISCONTINUED OPERATIONS	$(63)	$364	$(212)	$161

Net (loss) income from discontinued operations. The residential mortgage lending segment incurred net losses during the three and nine months ended September 30, 2019 and the nine months ended September 30, 2018, which were primarily attributable to Primary Capital Mortgage, LLC's ("PCM") general and administrative expenses, particularly from consulting fees, incurred in the wind-down of that business. Net income during the three months ended September 30, 2018 was primary attributable to the write-off of PCM liabilities. The middle market lending segment incurred a net loss for the three months ended September 30, 2019 and generated net income for the nine months ended September 30, 2019 and for the three and nine months ended September 30, 2018, which were primarily attributable to net gains on proceeds from the 2018 sales and paydowns of the remaining middle market loans.

Financial Condition

Summary

Our total assets were $2.5 billion at September 30, 2019 as compared to $2.1 billion at December 31, 2018. The increase was primarily attributable to the origination and acquisition of CRE loans and acquisitions of CMBS financed through the use of a CRE debt securitization, term repurchase facilities and short-term repurchase agreements.

(Back to Index)

(Back to Index)

Investment Portfolio

The tables below summarize the amortized cost and net carrying amount of our investment portfolio, classified by asset type, at September 30, 2019 and December 31, 2018 as follows (dollars in thousands, except amounts in footnotes):

At September 30, 2019	Amortized Cost	Net Carrying Amount	Percent of Portfolio	Weighted Average Coupon
Loans held for investment:
CRE whole loans (1)	$1,766,294	$1,764,834	77.20%	5.82%
CRE mezzanine loan	4,700	4,700	0.21%	10.00%
CRE preferred equity investments	25,776	25,776	1.13%	11.39%
	1,796,770	1,795,310	78.54%
Investment securities available-for-sale:
CMBS, fixed rate	118,481	125,198	5.48%	4.10%
CMBS, floating rate	346,408	346,650	15.16%	4.75%
	464,889	471,848	20.64%
Other investments:
Investments in unconsolidated entities	1,548	1,548	0.07%	N/A (3)
Other assets held for sale:
Legacy CRE loans (2)	23,265	17,141	0.75%	N/A (3)
Total investment portfolio	$2,286,472	$2,285,847	100.00%

At December 31, 2018	Amortized Cost	Net Carrying Amount	Percent of Portfolio	Weighted Average Coupon
Loans held for investment:
CRE whole loans (1)	$1,529,113	$1,527,712	76.79%	6.33%
CRE mezzanine loan	4,700	4,700	0.24%	10.00%
CRE preferred equity investment	19,555	19,555	0.98%	11.50%
	1,553,368	1,551,967	78.01%
Investment securities available-for-sale:
CMBS, fixed rate	121,487	119,739	6.02%	4.12%
CMBS, floating rate	301,132	299,259	15.04%	5.11%
	422,619	418,998	21.06%
Other investments:
Investments in unconsolidated entities	1,548	1,548	0.08%	N/A (3)
Other assets held for sale:
Legacy CRE loans (2)	21,666	17,000	0.85%	N/A (3)
Total investment portfolio	$1,999,201	$1,989,513	100.00%

(1)	Net carrying amount includes an allowance for loan losses of $1.5 million and $1.4 million at September 30, 2019 and December 31, 2018, respectively.
(2)	Net carrying amount includes lower of cost or market value adjustments of $6.1 million and $4.7 million at September 30, 2019 and December 31, 2018, respectively.
(3)	There are no stated rates associated with these investments.

CRE loans. During the nine months ended September 30, 2019, we originated $528.3 million and acquired $210.8 million of CRE loan commitments (of which $39.6 million and $14.0 million, respectively, were unfunded loan commitments), funded $32.4 million of previously unfunded loan commitments and received $478.0 million of payoffs and paydowns. Included in the loans activities were $36.3 million of CRE loan commitments and $32.7 million of payoffs in connection with the refinancing of CRE loans during the nine months ended September 30, 2019.

(Back to Index)

(Back to Index)

The following is a summary of our loans (dollars in thousands, except amounts in footnotes):

Description	Quantity	Principal	Unamortized (Discount) Premium, net (1)	Amortized Cost	Allowance for Loan Losses	Carrying Value	Contractual Interest Rates	Maturity Dates (2)(3)(4)
At September 30, 2019:
CRE loans held for investment:
Whole loans (5)(6)	115	$1,773,119	$(6,825)	$1,766,294	$(1,460)	$1,764,834	1M LIBOR plus 2.70% to 1M LIBOR plus 6.25%	October 2019 to October 2023
Mezzanine loan	1	4,700	—	4,700	—	4,700	10.00%	June 2028
Preferred equity investments (see Note 3) (6)(7)(8)	2	25,899	(123)	25,776	—	25,776	11.00% to 11.50%	June 2022 to April 2025
Total CRE loans held for investment		$1,803,718	$(6,948)	$1,796,770	$(1,460)	$1,795,310

At December 31, 2018:
CRE loans held for investment:
Whole loans (5)(6)	79	$1,538,759	$(9,646)	$1,529,113	$(1,401)	$1,527,712	1M LIBOR plus 2.70% to 1M LIBOR plus 6.25%	January 2019 to January 2022
Mezzanine loan	1	4,700	—	4,700	—	4,700	10.00%	June 2028
Preferred equity investment (see Note 3) (6)(7)(8)	1	19,718	(163)	19,555	—	19,555	11.50%	April 2025
Total CRE loans held for investment		$1,563,177	$(9,809)	$1,553,368	$(1,401)	$1,551,967

(1)

Amounts include unamortized loan origination fees of $8.7 million and $9.6 million and deferred amendment fees of $178,000 and $171,000 at September 30, 2019 and December 31, 2018, respectively. Additionally, the amounts include unamortized loan acquisition costs of $1.9 million at September 30, 2019. There were no unamortized loan acquisition costs at December 31, 2018.

(2)	Maturity dates exclude contractual extension options, subject to the satisfaction of certain terms, that may be available to the borrowers.
(3)

Maturity dates exclude one whole loan, with an amortized cost of $11.5 million, in maturity default and performing with respect to debt service due in accordance with a forbearance agreement at September 30, 2019 and December 31, 2018.

(4)	Maturity dates include one whole loan with an original maturity date in October 2019 that was granted a one year extension in October 2019.
(5)	Substantially all loans are pledged as collateral under various borrowings at September 30, 2019 and December 31, 2018.
(6)

Whole loans had $109.9 million and $108.5 million in unfunded loan commitments at September 30, 2019 and December 31, 2018, respectively. Preferred equity investments had $3.1 million in unfunded commitments at September 30, 2019. There were no preferred equity investment unfunded commitments at December 31, 2018. These unfunded loan commitments are advanced as the borrowers formally request additional funding and meet certain benchmarks, as permitted under the loan agreement, and any necessary approvals have been obtained.

(7)	The interest rate on our preferred equity investments pay currently at 8.00%. The remaining interest is deferred until maturity.
(8)

Beginning in April 2023, we have the right to unilaterally force the sale of Prospect Hackensack JV LLC's underlying property. Beginning in June 2025, we have the right to unilaterally force the sale of WC Newhall MM, LLC's underlying property.

At September 30, 2019, approximately 22.1%, 19.7% and 16.4% of our CRE loan portfolio was concentrated in the Mountain, Southwest and Southeast regions, respectively, based on carrying value, as defined by the National Council of Real Estate Investment Fiduciaries. At December 31, 2018, approximately 32.3%, 20.9% and 17.1% of our CRE loan portfolio was concentrated in the Southwest, Mountain and Pacific regions, respectively, based on carrying value.

CMBS. During the nine months ended September 30, 2019, we purchased 13 CMBS positions with aggregate face values of $74.2 million, at a total cost of $74.2 million, sold one CMBS position with a face value of $634,000 for proceeds of $638,000 received in June 2019 and received paydowns of $33.4 million. At September 30, 2019 and December 31, 2018, the remaining discount to be accreted into income over the remaining lives of the securities was $42.1 million and $43.9 million, respectively. At September 30, 2019 and December 31, 2018, the remaining premium to be amortized into income over the remaining lives of the securities was $808,000 and $466,000, respectively. These securities are classified as available-for-sale and carried at fair value.

(Back to Index)

(Back to Index)

The following table summarizes the activities in our CMBS investments at fair value for the nine months ended September 30, 2019 (in thousands, except amounts in footnotes):

	Fair Value at December 31, 2018	Net Purchases (Sales) (1)	Net Upgrades (Downgrades)	Paydowns (2)	MTM Change on Same Ratings	Fair Value at September 30, 2019
Moody's ratings category:
Aaa	$5,954	$—	$—	$(1,699)	$(41)	$4,214
Aa1 through Aa3	—	—	874	(809)	—	65
A1 through A3	—	—	—	—	—	—
Baa1 through Baa3	10,084	—	(2,116)	—	662	8,630
Ba1 through Ba3	4,921	—	(2,892)	(353)	2	1,678
B1 through B3	—	—	—	—	—	—
Caa1 through Caa3	—	—	—	—	—	—
Ca through C	—	—	—	—	—	—
Non-Rated	398,039	73,582	4,134	(30,555)	12,061	457,261
Total	$418,998	$73,582	$—	$(33,416)	$12,684	$471,848
S&P ratings category:
AAA	$117	$—	$(117)	$—	$—	$—
AA+ through AA-	—	—	—	—	—	—
A+ through A-	5,298	—	(5,298)	—	—	—
BBB+ through BBB-	29,254	—	(5,014)	(809)	2,419	25,850
BB+ through BB-	92,649	25,021	(1,124)	(4,657)	628	112,517
B+ through B-	22,124	5,318	—	—	684	28,126
CCC+ through CCC-	—	—	—	—	—	—
D	—	—	—	—	—	—
Non-Rated	269,556	43,243	11,553	(27,950)	8,953	305,355
Total	$418,998	$73,582	$—	$(33,416)	$12,684	$471,848
Fitch ratings category:
AAA	$4,351	$—	$—	$(1,483)	$(69)	$2,799
AA+ through AA-	—	—	—	—	—	—
A+ through A-	118	—	(118)	—	—	—
BBB+ through BBB-	64,018	1,893	(2,405)	—	6,818	70,324
BB+ through BB-	12,257	—	(2,892)	—	927	10,292
B+ through B-	60,072	—	(5,014)	(353)	751	55,456
CCC	—	—	—	—	—	—
CC through D	—	—	—	—	—	—
Non-Rated	278,182	71,689	10,429	(31,580)	4,257	332,977
Total	$418,998	$73,582	$—	$(33,416)	$12,684	$471,848

(1)

During the nine months ended September 30, 2019, we acquired $7.2 million of CMBS, at a cost of approximately $7.2 million, with a weighted average spread, based on cost, of 3.67% over the interpolated interest rate swap curve and $67.0 million of CMBS, at a cost of $67.0 million, with a weighted average spread, based on face value, of 2.49% over LIBOR.

(2)	Includes non-cash adjustments in connection with the recalculation of the accretable yield on certain interest-only CMBS.

(Back to Index)

(Back to Index)

The following table summarizes our CMBS investments earning coupon interest at floating rates or fixed rates at September 30, 2019 and December 31, 2018 (dollars in thousands, except amounts in the footnote):

	Face Value	Amortized Cost	Fair Value	Coupon Rates
At September 30, 2019:
CMBS, fixed rate (1)	$185,794	$118,481	$125,198	2.88% - 8.48%
CMBS, floating rate	346,199	346,408	346,650	3.99% - 6.05%
Total	$531,993	$464,889	$471,848
At December 31, 2018:
CMBS, fixed rate (1)	$190,601	$121,487	$119,739	2.88% - 8.48%
CMBS, floating rate	301,254	301,132	299,259	4.25% - 6.48%
Total	$491,855	$422,619	$418,998

(1)	Face value includes $25.9 million, with a total cost basis of $106,000, of CMBS that have been subject to other-than-temporarily-impairment charges at September 30, 2019 and December 31, 2018.

Investment in unconsolidated entities. The following table shows our investments in unconsolidated entities at September 30, 2019 and December 31, 2018 and equity in earnings of unconsolidated entities for the three and nine months ended September 30, 2019 and 2018 (dollars in thousands, except amount in the footnotes):

				Equity in Earnings (Losses) of Unconsolidated Entities
	Ownership % at			For the Three Months Ended		For the Nine Months Ended
	September 30, 2019	September 30, 2019	December 31, 2018	September 30, 2019	September 30, 2018	September 30, 2019	September 30, 2018
Investment in LCC Preferred Stock (1)	—%	$—	$—	$—	$411	$—	$411
Pelium Capital (2)	—%	—	—	—	50	—	(180)
RCM Global	—%	—	—	—	(7)	—	—
Subtotal		—	—	—	454	—	231
Investment in RCT I and RCT II (3)	3.0%	1,548	1,548	25	25	76	71
Total		$1,548	$1,548	$25	$479	$76	$302

(1)

Our investment in LCC liquidated in July 2017 as a result of the sale of LCC. Earnings for the three and nine months ended September 30, 2018 are related to the receipt of a distribution of funds formerly held in escrow accounts established as part of the sale.

(2)	During the nine months ended September 30, 2018, we received distributions of $10.4 million on our investment in Pelium Capital Partners, L.P. ("Pelium Capital").
(3)

During the three and nine months ended September 30, 2019 and 2018, dividends from the investments in Resource Capital Trust I and RCC Trust II's common shares are recorded in other revenue. See "Item 1. Financial Statements - Note 9" for the disclosures on the associated unsecured junior subordinated debentures.

In 2018, Pelium Capital and RCM Global LLC were fully liquidated.

(Back to Index)

(Back to Index)

Financing Receivables

The following tables show the activity in the allowance for loan losses for the nine months ended September 30, 2019 and year ended December 31, 2018 and the allowance for loan losses and recorded investments in loans at September 30, 2019 and December 31, 2018 (in thousands, except amount in the footnotes):

	Nine Months Ended September 30, 2019	Year Ended December 31, 2018
	Commercial Real Estate Loans	Commercial Real Estate Loans
Allowance for loan losses:
Allowance for loan losses at beginning of period	$1,401	$5,328
Provision for (recovery of) loan losses, net (1)	59	(1,595)
Loans charged-off	—	(2,332)
Allowance for loan losses at end of period	$1,460	$1,401

(1)

Excludes the recovery of loan losses on one bank loan with no amortized cost or carrying value at September 30, 2019 and December 31, 2018 that received a payment of approximately $1,000 during the nine months ended September 30, 2019.

	September 30, 2019	December 31, 2018
	Commercial Real Estate Loans	Commercial Real Estate Loans
Allowance for loan losses ending balance:
Individually evaluated for impairment	$—	$—
Collectively evaluated for impairment	$1,460	$1,401
Loans:
Amortized cost ending balance:
Individually evaluated for impairment (1)	$30,476	$24,255
Collectively evaluated for impairment	$1,766,294	$1,529,113

(1)	Our mezzanine loan and preferred equity investments are evaluated individually for impairment.

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

(Back to Index)

(Back to Index)

Credit risk profiles of CRE loans at amortized cost and legacy CRE loans held for sale at the lower of cost or fair value were as follows (in thousands, except amounts in footnotes):

	Rating 1	Rating 2	Rating 3 (1)	Rating 4	Rating 5	Held for Sale (2)	Total
At September 30, 2019:
Whole loans	$—	$1,678,152	$84,300	$3,842	$—	$—	$1,766,294
Mezzanine loan (3)	—	4,700	—	—	—	—	4,700
Preferred equity investments (3)	—	25,776	—	—	—	—	25,776
Legacy CRE loans held for sale	—	—	—	—	—	17,141	17,141
Total	$—	$1,708,628	$84,300	$3,842	$—	$17,141	$1,813,911

At December 31, 2018:
Whole loans	$—	$1,447,206	$77,067	$4,840	$—	$—	$1,529,113
Mezzanine loan (3)	—	4,700	—	—	—	—	4,700
Preferred equity investment (3)	—	19,555	—	—	—	—	19,555
Legacy CRE loans held for sale	—	—	—	—	—	17,000	17,000
Total	$—	$1,471,461	$77,067	$4,840	$—	$17,000	$1,570,368

(1)

Includes one whole loan, with an amortized cost of $11.5 million, which was in maturity default at September 30, 2019 and December 31, 2018. The loan is performing with respect to debt service due in accordance with a forbearance agreement at September 30, 2019 and December 31, 2018.

(2)	Includes one legacy CRE loan that was in default with a total carrying value of $17.1 million and $17.0 million at September 30, 2019 and December 31, 2018, respectively.
(3)	Our mezzanine loan and preferred equity investments are evaluated individually for impairment.

At September 30, 2019 and December 31, 2018, we had one legacy CRE loan and one mezzanine loan included in assets held for sale with total carrying values of $17.1 million and $17.0 million, respectively, comprising total amortized cost bases of $23.3 million and $21.7 million, respectively, less accumulated lower of cost or market charges of $6.1 million and $4.7 million, respectively. The mezzanine loan held for sale had no fair value at September 30, 2019 and December 31, 2018.

Our remaining legacy CRE loan held for sale incurred fair value adjustments to reduce the carrying value of $55,000 and $1.5 million, which included protective advances to cover borrower operating losses of $55,000 and $158,000, during the three and nine months ended September 30, 2019, respectively. The adjustments for the nine months ended September 30, 2019 comprised a $1.3 million fair value charge in connection with the updated fair value based on the average of three June 2019 brokers' opinions of value that were taken into account equally along with an appraisal received in February 2019. The fair value of the collateral has subsequently increased in connection with the funding of capital improvements. During the three and nine months ended September 30, 2018, we incurred fair value adjustments to reduce the carrying value of $1.6 million and $6.3 million, respectively, which included protective advances to cover borrower operating losses of $600,000 and $772,000, respectively, to adjust the loan to the average value of two appraisals. The loan is currently in default.

During the three months ended September 30, 2019, we recorded a decrease in the reserve of $1.1 million, which was primarily attributable to $72.6 million of loans risk rated as a 3 that repaid. During the nine months ended September 30, 2019, we recorded an increase in the reserve of $59,000, which was primarily attributable to two loans that migrated from a risk rating of 2 to a risk rating of 3, in which performance lagged behind underwritten expectations, and partially offset by $18.7 million of loans risk rated as a 3 that repaid. During the three and nine months ended September 30, 2018, we recorded a decrease in the reserve of approximately $2.8 million and $3.6 million, respectively, which were primarily attributable to one $7.0 million loan risk rated as a 5 that repaid, and one and two loans, respectively, that migrated from a risk rating of 3 to a risk rating of 2, in which performance improved to within underwritten expectations. The decrease during the nine months ended September 30, 2018 was also attributable to one $26.6 million loan risk rated as a 3 that repaid.

(Back to Index)

(Back to Index)

Loan Portfolios Aging Analysis

The following table presents the CRE loan portfolio aging analysis as of the dates indicated for CRE loans at amortized cost and legacy CRE loans held for sale at the lower of cost or fair value (in thousands, except amounts in footnotes):

	30-59 Days	60-89 Days	Greater than 90 Days (1)(2)	Total Past Due	Current	Total Loans Receivable	Total Loans > 90 Days and Accruing (1)
At September 30, 2019:
Whole loans	$—	$—	$11,496	$11,496	$1,754,798	$1,766,294	$11,496
Mezzanine loan	—	—	—	—	4,700	4,700	—
Preferred equity investments	—	—	—	—	25,776	25,776	—
Legacy CRE loans held for sale	—	—	17,141	17,141	—	17,141	—
Total	$—	$—	$28,637	$28,637	$1,785,274	$1,813,911	$11,496

At December 31, 2018:
Whole loans	$—	$—	$11,516	$11,516	$1,517,597	$1,529,113	$11,516
Mezzanine loan	—	—	—	—	4,700	4,700	—
Preferred equity investment	—	—	—	—	19,555	19,555	—
Legacy CRE loans held for sale	—	—	17,000	17,000	—	17,000	—
Total	$—	$—	$28,516	$28,516	$1,541,852	$1,570,368	$11,516

(1)

Includes one whole loan, with an amortized cost of $11.5 million, which was in maturity default at September 30, 2019 and December 31, 2018. The loan is performing with respect to debt service due in accordance with a forbearance agreement at September 30, 2019 and December 31, 2018. During the three and nine months ended September 30, 2019, we recognized interest income of $170,000 and $587,000, respectively, on this whole loan. During the three and nine months ended September 30, 2018, we recognized interest income of $156,000 and $459,000, respectively, on this whole loan.

(2)	Includes one legacy CRE loan that was in default with a total carrying value of $17.1 million and $17.0 million at September 30, 2019 and December 31, 2018, respectively.

Impaired Loans

We did not have any impaired loans at September 30, 2019 and December 31, 2018.

Troubled-Debt Restructurings ("TDRs")

There were no TDRs for the nine months ended September 30, 2019 and 2018.

Restricted Cash

At September 30, 2019, we had restricted cash of $16.6 million, which consisted of $5.8 million of restricted cash within our five consolidated securitization entities, $10.8 million held as margin and $31,000 held in various reserve accounts. At December 31, 2018, we had restricted cash of $12.7 million, which consisted of $6.2 million of restricted cash within four of our six consolidated securitization entities, $6.4 million held as margin and $21,000 held in various reserve accounts. The increase of $3.9 million was primarily attributable to an increase due to initial margin requirements under the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 on interest rates swaps.

Accrued Interest Receivable

The following table summarizes our accrued interest receivable at September 30, 2019 and December 31, 2018 (in thousands):

	September 30, 2019	December 31, 2018	Net Change
Accrued interest receivable from loans	$7,454	$6,974	$480
Accrued interest receivable from securities	1,041	1,156	(115)
Accrued interest receivable from escrow, sweep and reserve accounts	152	68	84
Total	$8,647	$8,198	$449

The increase of $449,000 in accrued interest receivable was primarily attributable to new loan production, including the acquisition of a portfolio of CRE loans from an affiliate of our Manager, partially offset by loan payoffs during the nine months ended September 30, 2019.

(Back to Index)

(Back to Index)

Other Assets

The following table summarizes our other assets at September 30, 2019 and December 31, 2018 (in thousands):

	September 30, 2019	December 31, 2018	Net Change
Tax receivables and prepaid taxes	$2,327	$3,219	$(892)
Other prepaid expenses	1,242	361	881
Other receivables	403	261	142
Fixed assets - non real estate	97	108	(11)
Direct financing leases	—	66	(66)
Total	$4,069	$4,015	$54

The increase of $54,000 in other assets was primarily attributable to an increase of $881,000 in other prepaid expenses, in connection with August 2019 expenses incurred on a legacy CRE loan held for sale and the March 2019 payment of $1.1 million for D&O insurance for the ensuing year, and an increase of $142,000 in other receivables, due to the timing of the receipt of exit fees from our CRE whole loans. The increase was partially offset by a decrease of $892,000 in tax receivables and prepaid taxes, due to tax refunds of approximately $832,000 received during the nine months ended September 30, 2019, and a decrease of $66,000 in direct financing leases, resulting from the receipt of cash in excess of the remaining carrying value of our direct financing leases.

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

(Back to Index)

(Back to Index)

The table below summarizes the amortized costs and net carrying amounts of our core and non-core investments at September 30, 2019, classified by asset type (in thousands, except percentages and amounts in footnotes):

At September 30, 2019	Amortized Cost	Net Carrying Amount	Percent of Portfolio	Weighted Average Coupon
Core Assets:
CRE whole loans (1)(2)	$1,754,797	$1,753,337	76.76%	5.82%
CRE mezzanine loan and preferred equity investments (2)	30,476	30,476	1.33%	11.18%
CMBS, fixed rate (3)	118,481	125,198	5.48%	4.10%
CMBS, floating rate (3)	346,408	346,650	15.18%	4.75%
Total Core Assets	2,250,162	2,255,661	98.75%
Non-Core Assets:
Legacy CRE loans (4)(5)	34,762	28,638	1.25%	1.51%
Total Core and Non-Core Assets	$2,284,924	$2,284,299	100.00%

(1)	Net carrying amount includes an allowance for loan losses of $1.5 million at September 30, 2019.
(2)	Classified as CRE loans on the consolidated balance sheet.
(3)	Classified as investment securities available-for-sale on the consolidated balance sheet.
(4)	Includes one legacy CRE loan with an amortized cost of $11.5 million classified as a CRE loan on the consolidated balance sheet as we intend to hold this loan to maturity.
(5)	Net carrying amount includes a lower of cost or market value adjustment of $6.1 million at September 30, 2019.

Assets and Liabilities Held for Sale

The assets and liabilities of business segments classified as discontinued operations and other assets and liabilities classified as held for sale are reported separately in the accompanying consolidated financial statements and are summarized as follows at September 30, 2019 and December 31, 2018 (in thousands):

	September 30, 2019	December 31, 2018
ASSETS
Loans held for sale	$17,141	$17,000
Other assets	266	645
Total	$17,407	$17,645
LIABILITIES
Accounts payable and other liabilities	$1,766	$1,820
Total	$1,766	$1,820

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

(Back to Index)

(Back to Index)

The following tables present the fair value of our derivative financial instruments at September 30, 2019 and December 31, 2018 on our consolidated balance sheets and the related effect of derivative instruments on the consolidated statements of operations for the nine months ended September 30, 2019 and 2018:

Fair Value of Derivative Instruments (in thousands)

	Liability Derivatives
At September 30, 2019	Notional Amount	Consolidated Balance Sheets Location	Fair Value
Interest rate swap contracts, hedging (1)	$87,551	Derivatives, at fair value	$6,355
Interest rate swap contracts, hedging	$87,551	Accumulated other comprehensive income (loss)	$(5,803)

	Asset Derivatives
At December 31, 2018	Notional Amount	Consolidated Balance Sheets Location	Fair Value
Interest rate swap contracts, hedging (1)	$31,725	Derivatives, at fair value	$985

	Liability Derivatives
	Notional Amount	Consolidated Balance Sheets Location	Fair Value
Interest rate swap contracts, hedging (1)	$49,326	Derivatives, at fair value	$1,043
Interest rate swap contracts, hedging	$81,051	Accumulated other comprehensive income (loss)	$563

(1)	Interest rate swap contracts are accounted for as cash flow hedges.

The Effect of Derivative Instruments on the Consolidated Statements of Operations (in thousands)

	Derivatives
Nine Months Ended September 30, 2019	Consolidated Statements of Operations Location	Realized and Unrealized Gain (Loss)
Interest rate swap contracts, hedging	Interest expense	$(16)

	Derivatives
Nine Months Ended September 30, 2018	Consolidated Statements of Operations Location	Realized and Unrealized Gain (Loss)
Interest rate swap contracts, hedging	Interest expense	$(141)

At September 30, 2019, we had 18 swap contracts outstanding in order to hedge against adverse rate movements on our one-month LIBOR borrowings. Our interest rate hedges at September 30, 2019 were as follows (dollars in thousands):

	Benchmark Rate	Notional Value	Strike Rate	Effective Date	Maturity Date	Fair Value
Interest rate swap	One-month LIBOR	$3,010	2.02%	6/18/2017	1/18/2026	$(120)
Interest rate swap	One-month LIBOR	3,640	2.15%	8/18/2017	3/18/2027	(199)
Interest rate swap	One-month LIBOR	4,025	2.09%	8/18/2017	10/18/2026	(196)
Interest rate swap	One-month LIBOR	13,550	2.09%	10/18/2017	9/18/2027	(727)
Interest rate swap	One-month LIBOR	7,500	2.20%	10/18/2017	9/18/2027	(463)
Interest rate swap	One-month LIBOR	2,820	2.77%	3/18/2018	3/18/2028	(313)
Interest rate swap	One-month LIBOR	2,571	2.86%	5/18/2018	3/18/2028	(304)
Interest rate swap	One-month LIBOR	3,720	2.86%	5/18/2018	11/18/2025	(332)
Interest rate swap	One-month LIBOR	7,325	2.80%	7/18/2018	1/18/2026	(640)
Interest rate swap	One-month LIBOR	4,300	2.80%	7/18/2018	1/18/2026	(376)
Interest rate swap	One-month LIBOR	2,300	2.85%	7/18/2018	2/18/2027	(241)
Interest rate swap	One-month LIBOR	4,020	2.76%	7/18/2018	7/18/2026	(367)
Interest rate swap	One-month LIBOR	4,020	2.76%	7/18/2018	7/18/2026	(367)
Interest rate swap	One-month LIBOR	4,420	2.89%	8/18/2018	7/18/2028	(553)
Interest rate swap	One-month LIBOR	7,330	2.85%	8/18/2018	12/18/2026	(752)
Interest rate swap	One-month LIBOR	6,500	2.72%	9/18/2018	7/18/2022	(235)
Interest rate swap	One-month LIBOR	4,770	2.17%	5/18/2019	7/18/2022	(100)
Interest rate swap	One-month LIBOR	1,730	1.87%	7/18/2019	6/18/2029	(70)
Total interest rate swaps		$87,551				$(6,355)

(Back to Index)

(Back to Index)

Repurchase and Credit Facilities

Borrowings under our repurchase agreements are guaranteed by us or one of our subsidiaries. The following table sets forth certain information with respect to our repurchase agreements (dollars in thousands, except amounts in footnotes):

	September 30, 2019				December 31, 2018
	Outstanding Borrowings (1)	Value of Collateral	Number of Positions as Collateral	Weighted Average Interest Rate	Outstanding Borrowings (1)	Value of Collateral	Number of Positions as Collateral	Weighted Average Interest Rate
CRE - Term Repurchase Facilities
Wells Fargo Bank, N.A. (2)	$201,920	$268,965	30	4.04%	$154,478	$226,530	13	4.33%
Morgan Stanley Bank, N.A. (3)	37,274	62,664	3	4.66%	37,113	62,457	3	5.09%
Barclays Bank PLC (4)	104,716	135,649	13	4.30%	240,416	308,389	11	4.51%
JPMorgan Chase Bank, N.A. (5)	128,480	167,806	10	3.84%	75,440	98,839	5	4.30%

Trust Certificates - Term Repurchase Facilities
RSO Repo SPE Trust 2017 (6)	—	—	—	—%	47,172	118,780	2	6.41%

CMBS - Short-Term Repurchase Agreements
Deutsche Bank Securities Inc.	30,774	51,075	5	3.39%	7,305	9,158	5	3.98%
JP Morgan Securities LLC	52,245	66,917	15	3.16%	42,040	73,066	13	3.57%
Barclays Capital Inc.	73,813	93,931	5	3.11%	—	—	—	—%
RBC Capital Markets, LLC	170,291	215,611	26	3.18%	246,476	313,644	33	3.64%
Total	$799,513	$1,062,618			$850,440	$1,210,863

(1)	Outstanding borrowings include accrued interest payable.
(2)	Includes $869,000 and $1.6 million of deferred debt issuance costs at September 30, 2019 and December 31, 2018, respectively.
(3)	Includes $167,000 of deferred debt issuance costs at December 31, 2018. There were no deferred debt issuance costs at September 30, 2019.
(4)	Includes $979,000 and $1.5 million of deferred debt issuance costs at September 30, 2019 and December 31, 2018, respectively.
(5)	Includes $1.5 million and $2.0 million of deferred debt issuance costs at September 30, 2019 and December 31, 2018, respectively.
(6)	Includes $204,000 of deferred debt issuance costs at December 31, 2018. There were no deferred debt issuance costs at September 30, 2019.

We were in compliance with all financial covenants in each of the respective agreements at September 30, 2019 and December 31, 2018.

CRE - Term Repurchase Facilities

In September 2015, a wholly-owned subsidiary entered into a master repurchase and securities agreement (the "Morgan Stanley Facility") with Morgan Stanley Bank, N.A. to finance the origination of CRE loans. In September 2019, we executed an amendment of the Morgan Stanley Facility, which reduced our maximum capacity to $37.2 million and extended the maturity date through October 2019, at which time it was repaid in full.

Trust Certifications - Term Repurchase Facility

In September 2017, a wholly-owned subsidiary entered into a repurchase and securities agreement (the "2017 Term Repurchase Trust Facility") with RSO Repo SPE Trust 2017. In July 2019, we paid off the outstanding balance of the 2017 Term Repurchase Trust Facility in connection with the redemption of RCC 2017-CRE5.

CMBS - Short-Term Repurchase Agreements

In February 2013, a wholly-owned subsidiary entered into a master repurchase agreement (the "Barclays Capital Facility") with Barclays Capital Inc. to finance the purchase of CMBS. In August 2019, we entered into an amendment of the Barclays Capital Facility that updated certain reporting requirements and definitions.

Securitizations

At September 30, 2019, we retained equity in five of the securitization entities we have executed, of which three have been substantially liquidated.

(Back to Index)

(Back to Index)

RCC 2017-CRE5

In July 2017, we closed RCC 2017-CRE5, a $376.7 million CRE securitization transaction that provided financing for transitional CRE loans. In May 2019, we paid off all of the outstanding, third-party owned senior notes from the payoff proceeds of certain of the securitization's assets. In July 2019, we exercised the optional redemption feature of the securitization.

Corporate Debt

4.50% Convertible Senior Notes and 8.00% Convertible Senior Notes

We issued $100.0 million aggregate principal of our 8.00% convertible senior notes due 2020 ("8.00% Convertible Senior Notes") and $143.8 million aggregate principal of our 4.50% convertible senior notes due 2022 ("4.50% Convertible Senior Notes") in January 2015 and August 2017, respectively (together, the "Convertible Senior Notes"). In conjunction with the issuance of the 4.50% Convertible Senior Notes, we extinguished $78.8 million of aggregate principal of our 8.00% Convertible Senior Notes.

The following table summarizes the Convertible Senior Notes at September 30, 2019 (dollars in thousands, except the conversion prices and amounts in the footnotes):

	Principal Outstanding	Borrowing Rate	Effective Rate (1)	Conversion Rate (2)(3)	Conversion Price (3)	Maturity Date
4.50% Convertible Senior Notes	$143,750	4.50%	7.43%	81.9466	$12.20	August 15, 2022
8.00% Convertible Senior Notes	$21,182	8.00%	9.13%	46.8604	$21.34	January 15, 2020

(1)	Includes the amortization of the market discounts and deferred debt issuance costs, if any, for the Convertible Senior Notes recorded in interest expense on the consolidated statements of operations.
(2)

Represents the number of shares of common stock per $1,000 principal amount of the Convertible Senior Notes' principal outstanding, subject to adjustment as provided in the Second Supplemental Indenture (the "8.00% Convertible Senior Notes Indenture") and the Third Supplemental Indenture (the "4.50% Convertible Senior Notes Indenture").

(3)

The conversion rate and conversion price of the 4.50% Convertible Senior Notes at September 30, 2019 are adjusted to reflect quarterly cash dividends in excess of a $0.10 dividend threshold, as defined in the 4.50% Convertible Senior Notes Indenture. The split-adjusted dividend threshold of $0.64, as defined in the 8.00% Convertible Senior Notes Indenture, was not exceeded for the three and nine months ended September 30, 2019 and 2018.

The Convertible Senior Notes are convertible at the option of the holder at any time up until one business day before the respective maturity date and may be settled in cash, our common stock or a combination of cash and our common stock, at our election. We may not redeem the Convertible Senior Notes prior to maturity. The closing price of our common stock was $11.37 on September 30, 2019, which did not exceed the conversion price of either of our Convertible Senior Notes at September 30, 2019.

Stockholders' Equity

Total stockholders' equity at September 30, 2019 was $560.0 million and gave effect to $5.8 million of net unrealized losses on our cash flow hedges and $7.0 million of net unrealized gains on our available-for-sale portfolio, shown as a component of accumulated other comprehensive income (loss). Stockholders' equity at December 31, 2018 was $553.8 million and gave effect to $563,000 of unrealized gains on our cash flow hedges and $3.6 million of net unrealized losses, after tax, on our available-for-sale portfolio, shown as a component of accumulated other comprehensive income (loss). The increase in stockholders' equity during the nine months ended September 30, 2019 was primarily attributable to the $4.2 million decrease in net unrealized losses in connection with mark-to-market adjustments on our CMBS and derivative contracts.

(Back to Index)

(Back to Index)

Balance Sheet - Book Value Reconciliation

The following table rolls forward our common stock book value for the three and nine months ended September 30, 2019 and reconciles our common stock book value to our economic book value, a non-GAAP measure, at September 30, 2019 (in thousands, except per share data and amounts in footnotes):

	For the Three Months Ended September 30, 2019		For the Nine Months Ended September 30, 2019
	Total Amount	Per Share Amount	Total Amount	Per Share Amount
Common stock book value at beginning of period (1)	$441,996	$14.06	$437,863	$14.02
Net income allocable to common shares	9,969	0.31	21,818	0.69
Change in other comprehensive income:
Available-for-sale securities	1,387	0.04	10,579	0.34
Derivatives	(1,908)	(0.06)	(6,366)	(0.20)
Common stock dividends	(7,862)	(0.25)	(21,224)	(0.67)
Common stock dividends on unvested shares	(106)	—	(288)	(0.01)
Accretion (dilution) from additional shares outstanding at September 30, 2019 (2)	594	0.02	1,688	(0.05)
Total net increase	2,074	0.06	6,207	0.10
Common stock book value at end of period (1)(3)	444,070	14.12	444,070	14.12

Reconciling items in arriving at economic book value at September 30, 2019:
Non-cash convertible senior notes' unamortized discounts:
4.50% Convertible Senior Notes	(8,833)	(0.28)	(8,833)	(0.28)
8.00% Convertible Senior Notes	(41)	—	(41)	—
Series C Preferred Stock redemption value in excess of carrying value	(4,045)	(0.13)	(4,045)	(0.13)
Economic book value at September 30, 2019	$431,151	$13.71	$431,151	$13.71

(1)

Per share calculations exclude unvested restricted stock, as disclosed on our consolidated balance sheets, of 424,164, 426,771 and 422,671 shares at September 30, 2019, June 30, 2019 and December 31, 2018, respectively. The denominator for the calculation is 31,446,738, 31,443,123 and 31,234,828 shares at September 30, 2019, June 30, 2019 and December 31, 2018, respectively.

(2)	Per share amount calculations include 3,615 and 211,910 shares of restricted stock that vested during the three and nine months ended September 30, 2019.
(3)	Common stock book value is calculated as total stockholders' equity of $560.0 million less preferred stock equity of $116.0 million at September 30, 2019.

Management Agreement Equity

Our base management fee, as defined in the Management Agreement, is equal to (i) 1/12 of the amount of our equity multiplied by (ii) 1.50%.

The following table summarizes the calculation of equity, as defined in the Management Agreement (in thousands):

Amount
At September 30, 2019:
Proceeds from capital stock issuances, net (1)	$1,219,936
Retained earnings, net (2)	(452,434)
Payments for repurchases of capital stock, net	(207,011)
Total	$560,491

(1)	Deducts underwriting discounts and commissions and other expenses and costs relating to such issuances.
(2)	Excludes non-cash equity compensation expense incurred to date.

Core Earnings

Core Earnings is a non-GAAP financial measure that we use to evaluate our operating performance.

Core Earnings exclude the effects of certain transactions and adjustments in accordance with GAAP that we believe are not necessarily indicative of our current CRE loan portfolio and other CRE-related investments and operations. Core Earnings exclude income (loss) from all non-core assets such as commercial finance, middle market lending, residential mortgage lending, certain legacy CRE loans and other non-CRE assets designated as assets held for sale at the initial measurement date of December 31, 2016.

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

(Back to Index)

(Back to Index)

The following table provides a reconciliation from GAAP net income (loss) allocable to common shares to Core Earnings allocable to common shares and Core Earnings allocable to common shares, adjusted for the periods presented (in thousands, except per share data and amount in the footnotes):

	For the Three Months Ended				For the Nine Months Ended
	September 30,				September 30,
	2019	Per Share Data	2018	Per Share Data	2019	Per Share Data	2018	Per Share Data
Net income (loss) allocable to common shares - GAAP	$9,969	$0.31	$6,036	$0.19	$21,818	$0.69	$(394)	$(0.01)
Adjustment for realized gains on CRE assets (3)	—	—	(450)	(0.02)	—	—	(450)	(0.02)
Net income (loss) allocable to common shares - GAAP, adjusted	9,969	0.31	5,586	0.17	21,818	0.69	(844)	(0.03)
Reconciling items from continuing operations:
Non-cash equity compensation expense	552	0.02	757	0.02	1,647	0.05	2,383	0.08
Non-cash (recovery of) provision for CRE loan losses	(1,137)	(0.04)	(293)	(0.01)	58	—	(1,092)	(0.04)
Litigation settlement expense (4)	—	—	—	—	—	—	(2,167)	(0.07)
Non-cash amortization of discounts or premiums associated with borrowings	722	0.02	815	0.03	2,107	0.07	2,389	0.08
Income tax benefit from non-core investments (1)(2)	—	—	—	—	—	—	(31)	—
Net realized gain on non-core assets (1)(2)	(108)	—	—	—	(123)	—	(476)	(0.02)
Net (income) loss from non-core assets (2)	(2)	—	(456)	(0.01)	24	—	(9)	—
Reconciling items from discontinued operations and CRE loans:
Net interest income on legacy CRE loans	(170)	—	(352)	(0.01)	(586)	(0.02)	(1,013)	(0.03)
Realized gain on liquidation of legacy CRE loans	—	—	—	—	—	—	(1,000)	(0.03)
Operating expenses on legacy CRE loans	—	—	—	—	—	—	187	0.01
Fair value adjustments on legacy CRE loans	55	—	1,588	0.05	1,457	0.04	6,260	0.20
Net loss from other non-CRE investments held for sale	—	—	2	—	—	—	508	0.02
Loss (income) from discontinued operations, net of taxes	63	—	(364)	(0.01)	212	0.01	(161)	(0.01)
Core Earnings before net realized loss on CRE assets	9,944	0.31	7,283	0.23	26,614	0.84	4,934	0.16

Adjustment for realized loss on CRE loan	—	—	(2,332)	(0.07)	—	—	(2,332)	(0.07)
Adjustment for realized gain on CRE-related investment	—	—	282	0.01	—	—	282	0.01
Core Earnings allocable to common shares	9,944	0.31	5,233	0.17	26,614	0.84	2,884	0.10

Reconciling items in arriving at Core Earnings allocable to common shares, adjusted:
Realized loss on sale of a previously impaired CRE loan	—	—	2,332	0.07	—	—	2,332	0.07
Loss on redemption of Series B Preferred Stock	—	—	—	—	—	—	7,482	0.24
Litigation settlement expense	—	—	—	—	—	—	2,167	0.07
Core Earnings allocable to common shares, adjusted (5)(6)	$9,944	$0.31	$7,565	$0.24	$26,614	$0.84	$14,865	$0.48

Weighted average common shares - diluted	31,715		31,477		31,634		31,186

Core Earnings per common share - diluted	$0.31		$0.17		$0.84		$0.09
Core Earnings per common share, adjusted - diluted (5)(6)	$0.31		$0.24		$0.84		$0.48

(1)	Income tax expense (benefit) from non-core investments and net realized gain on non-core assets are components of net income or loss from non-core assets.
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

(4)	Reflects the payment of the settlement of a securities litigation, previously accrued in 2017, for the nine months ended September 30, 2018.
(5)

Core Earnings, adjusted exclude a realized loss of $2.3 million, or $(0.07) per common share-diluted, for the three and nine months ended September 30, 2018 in connection with the sale of a previously impaired, 2013 vintage CRE loan.

(6)

Core Earnings, adjusted exclude a non-recurring charge of $7.5 million, or $(0.24) per common share-diluted, for the nine months ended September 30, 2018 in connection with the redemption of our remaining 8.25% Series B Cumulative Redeemable Preferred Stock.

Core Earnings in accordance with the Management Agreement, which excludes incentive compensation payable of $441,000, was $10.4 million, or $0.33 per common share outstanding, for the three months ended September 30, 2019.

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

The following table summarizes the calculation of the Incentive Compensation Hurdle for the three months ended September 30, 2019 (dollars in thousands, except per share data):

Amount
Book value:
Stockholders' equity, excluding equity attributable to preferred stock at September 30, 2017	$460,569
Net income (loss) from operations and gain (loss) on resolutions of Plan assets (1)	(7,535)
Book value at September 30, 2019	$453,034
Book value per share at September 30, 2019	$14.67

One-fourth of the ten year treasury rate (2)	0.45%

Greater of (a) 1.75% and (b) 0.4375% plus one-fourth of the ten year treasury rate	1.75%

Incentive Compensation Hurdle (3)	$0.26

(1)	Includes activity during the period beginning October 1, 2017 and ending December 31, 2018.
(2)

The ten year treasury rate, as defined in the Management Agreement, is the average of the weekly average yield to maturity for U.S. Treasury securities (adjusted to a constant maturity of ten years) as published weekly by the Federal Reserve Board during a fiscal quarter. During the three months ended September 30, 2019, the ten year treasury rate was 1.80%.

(3)	Calculated as book value per share at September 30, 2019 multiplied by 1.75%.

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

For the nine months ended September 30, 2019, our principal sources of liquidity were: (i) proceeds of $616.8 million from financing sourced from our CRE - term repurchase facilities and net CMBS - short-term repurchase agreements, (ii) proceeds of $61.0 million from net repayments on our CRE loan portfolio, (iii) proceeds of $32.3 million from our CRE securitizations that used principal paydowns to invest in CRE loan future funding commitments and (iv) net proceeds of $31.5 million from the close of XAN 2019-RSO7. These sources of liquidity, offset by our deployments in CRE debt investments, distributions on our common and preferred stock and operating expenses, substantially resulted in the $51.3 million of unrestricted cash we held at September 30, 2019.

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

At September 30, 2019, we had various repurchase agreements, as summarized below (in thousands, except amounts in footnotes):

	Execution Date	Maturity Date (1)	Maximum Capacity	Principal Outstanding	Availability
CRE - Term Repurchase Facilities
Wells Fargo Bank, N.A.	February 2012	July 2020	$400,000	$202,457	$197,543
Morgan Stanley Bank, N.A.	September 2015	October 2019	$67,936	37,206	$30,730
Barclays Bank PLC	April 2018	April 2021	$250,000	105,545	$144,455
JPMorgan Chase Bank, N.A.	October 2018	October 2021	$250,000	129,760	$120,240
CMBS - Short-Term Repurchase Agreements
Deutsche Bank Securities Inc.	March 2005	November 2019	N/A	30,631	N/A
JP Morgan Securities LLC	November 2012	October 2019	N/A	52,188	N/A
Barclays Capital Inc.	February 2013	October 2019	N/A	73,721	N/A
RBC Capital Markets, LLC	August 2017	October 2019	N/A	170,151	N/A
Total (2)				$801,659

(1)	The CMBS - short-term repurchase agreements' maturity dates represent the next interest payment and extension dates. The agreements do not contain defined maturity dates.
(2)	Excludes accrued interest payable of $1.2 million and deferred debt issuance costs and discounts of $3.3 million at September 30, 2019.

The following table summarizes the average principal outstanding on our term and short-term repurchase agreements during the three months ended September 30, 2019 and December 31, 2018 and the principal outstanding on our term and short-term repurchase agreements at September 30, 2019 and December 31, 2018 (in thousands, except amounts in footnotes):

	Three Months Ended September 30, 2019	September 30, 2019	Three Months Ended December 31, 2018	December 31, 2018
	Average Principal Outstanding	Principal Outstanding (1)(2)	Average Principal Outstanding	Principal Outstanding (1)(2)
Term and Short-Term Repurchase Agreements
Collateralized by CRE loans	$454,006	$474,968	$467,939	$559,138
Collateralized by CMBS	332,993	326,691	267,990	295,048
Total	$786,999	$801,659	$735,929	$854,186

(1)

Excludes accrued interest payable on repurchase agreements collateralized by CRE loans of $738,000 and $1.0 million and deferred debt issuance costs and discounts of $3.3 million and $5.5 million at September 30, 2019 and December 31, 2018, respectively.

(2)	Excludes accrued interest payable on repurchase agreements collateralized by CMBS of $432,000 and $773,000 at September 30, 2019 and December 31, 2018, respectively.

(Back to Index)

(Back to Index)

The following table summarizes the maximum month-end principal outstanding on our term and short-term repurchase agreements during the periods presented (in thousands):

	Maximum Month-End Principal Outstanding During the
	Nine Months Ended	Years Ended December 31,
	September 30, 2019	2018	2017	2016
Term and Short-Term Repurchase Agreements (1)
Collateralized by CRE loans	$665,294	$561,382	$469,228	$379,670
Collateralized by CMBS	$341,221	$295,048	$122,574	$82,916

(1)

Increases in the maximum month-end outstanding principal balances for the periods presented resulted from financing assets that were originated or acquired as a direct result of the redeployment of capital into our core asset classes pursuant to the Plan.

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

Historically, we have financed the acquisition of our investments through CDOs and securitizations that essentially match the maturity and repricing dates of these financing vehicles with the maturities and repricing dates of our investments. In the past, we have derived substantial operating cash from our equity investments in our CDOs and securitizations, which will cease if the CDOs and securitizations fail to meet certain tests. Through September 30, 2019, we did not experience difficulty in maintaining our existing CDO and securitization financing and passed all of the critical tests required by these financings.

The following table sets forth the distributions received by us and coverage test summaries for our active securitizations for the periods presented (in thousands, except amount in the footnotes):

	Cash Distributions		Overcollateralization Cushion (1)
Name	For the Nine Months Ended September 30, 2019	For the Year Ended December 31, 2018	At September 30, 2019	At the Initial Measurement Date	End of Designated Principal Reinvestment Period
XAN 2018-RSO6 (2)	$14,254	$8,323	$42,739	$25,731	December 2020
XAN 2019-RSO7 (2)	$6,183	$—	$34,352	$34,341	April 2022
Apidos CDO I, Ltd. (3)	$708	$—	N/A	$17,136	N/A
Apidos CDO III, Ltd. (3)	$—	$618	N/A	$11,269	N/A

(1)	Overcollateralization cushion represents the amount by which the collateral held by the securitization issuer exceeds the minimum amount required.
(2)

The designated principal reinvestment period for XAN 2018-RSO6 and XAN 2019-RSO7 is the period in which principal repayments can be utilized to purchase loans held outside of the respective securitization that represent the funded commitments of existing collateral in the respective securitization that were not funded as of the date the respective securitization was closed. Additionally, the indenture for each securitization does not contain any interest coverage test provisions.

(3)	Apidos CDO I, Ltd. and Apidos CDO III, Ltd. were substantially liquidated in October 2014 and June 2015, respectively.

The following table sets forth the distributions received by us and liquidation details for our liquidated securitizations for the periods presented (in thousands):

	Cash Distributions		Liquidation Details
Name	For the Nine Months Ended September 30, 2019	For the Year Ended December 31, 2018	Liquidation Date	Remaining Assets at the Liquidation Date (1)
RCC 2015-CRE3	$—	$3,529	August 2018	$80,632
RCC 2015-CRE4	$—	$4,487	July 2018	$97,825
RCC 2017-CRE5	$12,551	$22,843	July 2019	$112,753
Whitney CLO I, Ltd. (2)	$68	$—	January 2019	$—

(1)	The remaining assets at the liquidation date were distributed to us in exchange for our preference shares and equity notes in the respective securitization.
(2)	Whitney CLO I, Ltd. was substantially liquidated in September 2013.

(Back to Index)

(Back to Index)

At October 30, 2019, our liquidity consisted of two primary sources:

•	unrestricted cash and cash equivalents of $56.6 million; and

•	approximately $126.6 million of liquidity from available financing of unlevered CRE and CMBS positions.

Our leverage ratio, defined as the ratio of borrowings to stockholders' equity, may vary as a result of the various funding strategies we use. At September 30, 2019 and December 31, 2018, our leverage ratio was 3.4 times and 2.8 times, respectively. The leverage ratio increase was primarily attributable to a net increase in borrowings.

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

Contractual Obligations and Commitments

	Contractual Commitments
	(dollars in thousands, except amounts in footnotes)
	Payments due by Period
	Total	Less than 1 Year	1 - 3 Years	3 - 5 Years	More than 5 Years
At September 30, 2019:
CRE securitizations	$890,721	$—	$—	$—	$890,721
Unsecured junior subordinated debentures (1)	51,548	—	—	—	51,548
4.50% Convertible Senior Notes (2)	143,750	—	143,750	—	—
8.00% Convertible Senior Notes (3)	21,182	21,182	—	—	—
Repurchase and credit facilities (4)	802,829	567,186	235,643	—	—
Unfunded commitments on CRE loans (5)	113,046	26,599	86,447	—	—
Base management fees (6)	8,407	8,407	—	—	—
Total	$2,031,483	$623,374	$465,840	$—	$942,269

(1)	Contractual commitments exclude $25.4 million and $26.3 million of estimated interest expense payable through maturity, in June 2036 and October 2036, respectively, on our trust preferred securities.
(2)	Contractual commitments exclude $18.9 million of interest expense payable through maturity, in August 2022, on our 4.50% Convertible Senior Notes.
(3)	Contractual commitments exclude $504,000 of interest expense payable through maturity, in January 2020, on our 8.00% Convertible Senior Notes.
(4)	Contractual commitments include $1.2 million of accrued interest payable at September 30, 2019 on our repurchase facilities.
(5)

Unfunded commitments on our originated CRE loans generally fall into two categories: (i) pre-approved capital improvement projects and (ii) new or additional construction costs subject, in each case, to the borrower meeting specified criteria. Upon completion of the improvements or construction, we would receive additional interest income on the advanced amount. At September 30, 2019, we had unfunded commitments on 73 CRE whole loans and one CRE preferred equity investment.

(6)

Base management fees presented are based on an estimate of base management fees payable to our Manager over the next 12 months. Our Management Agreement also provides for an incentive compensation arrangement that is based on operating performance. The incentive compensation is not a fixed and determinable amount, and therefore it is not included in this table.

Off-Balance Sheet Arrangements

General

At September 30, 2019, we did not maintain any relationships with unconsolidated entities or financial partnerships that were established for the purpose of facilitating off-balance sheet arrangements or contractually narrow or limited purposes, although we do have interests in unconsolidated entities not established for those purposes. Except as set forth below, at September 30, 2019, we had not guaranteed obligations of any unconsolidated entities or entered into any commitment or letter of intent to provide additional funding to any such entities.

(Back to Index)

(Back to Index)

Unfunded CRE Loan Commitments

In the ordinary course of business, we make commitments to borrowers whose loans are in our CRE loan portfolio to provide additional loan funding in the future. Disbursement of funds pursuant to these commitments is subject to the borrower meeting pre-specified criteria. These commitments are subject to the same underwriting requirements and ongoing portfolio maintenance as are the on-balance sheet financial investments that we hold. Since these commitments may expire without being drawn upon, the total commitment amount does not necessarily represent future cash requirements. Whole loans had $109.9 million and $108.5 million in unfunded loan commitments at September 30, 2019 and December 31, 2018, respectively. Preferred equity investments had $3.1 million in unfunded investment commitments at September 30, 2019. There were no preferred equity investment unfunded commitments at December 31, 2018.

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

As part of our May 2017 sale of our equity interest of Pearlmark Mezzanine Realty Partners IV, L.P., we entered into an indemnification agreement whereby we indemnified the purchaser against realized losses of up to $4.3 million on one mezzanine loan until its final maturity date in 2020. At September 30, 2019 and December 31, 2018, we had a contingent liability, reported in accounts payable and other liabilities on our consolidated balance sheets, of $703,000 outstanding as a reserve for probable losses on the indemnification. We did not record any additional reserve for probable losses during the three and nine months ended September 30, 2019 and 2018.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

At September 30, 2019, the primary component of our market risk was interest rate risk, as described below. While we do not seek to avoid risk completely, we do seek to assume risk that can be quantified from historical experience, to actively manage that risk, to earn sufficient compensation to justify assuming that risk and to maintain capital levels consistent with the risk we undertake or to which we are exposed.

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

The following sensitivity analysis table presents, at September 30, 2019, the estimated impact on the fair value of our interest rate-sensitive investments, instruments and liabilities of changes in interest rates, assuming rates instantaneously fall 100 basis points and rise 100 basis points (dollars in thousands):

	September 30, 2019
	Interest Rates Fall 100 Basis Points	Unchanged	Interest Rates Rise 100 Basis Points
Interest rate-sensitive investment securities:
Fair value	$124,210	$119,056	$111,602
Change in fair value	$5,154	$—	$(7,454)
Change as a percent of fair value	4%	—%	(6)%
Interest rate-sensitive hedging instruments:
Fair value	$(12,415)	$(6,355)	$(737)
Change in fair value	$(6,060)	$—	$5,618
Change as a percent of fair value	95%	—%	(88)%

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended September 30, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

(Back to Index)

(Back to Index)

PART II

ITEM 1.	LEGAL PROCEEDINGS

We may become involved in litigation on various matters due to the nature of our business activities. The resolution of these matters may result in adverse judgments, fines, penalties, injunctions and other relief against us as well as monetary payments or other agreements and obligations. In addition, we may enter into settlements on certain matters in order to avoid the additional costs of engaging in litigation. Except as discussed below, we are unaware of any contingencies arising from such litigation that would require accrual or disclosure in the consolidated financial statements at September 30, 2019.

Primary Capital Mortgage, LLC ("PCM") is subject to litigation related to claims for repurchases or indemnifications on loans that PCM has sold to third parties. At September 30, 2019 and December 31, 2018, no such litigation demand was outstanding. Reserves for such litigation demands are included in the reserve for mortgage repurchases and indemnifications that totaled $1.7 million at September 30, 2019 and December 31, 2018. The reserves for mortgage repurchases and indemnifications are included in liabilities held for sale on the consolidated balance sheets. As of September 30, 2019, we have substantially completed disposing of PCM's business.

Settled and Dismissed Litigation Matters

We did not have any general litigation reserve at September 30, 2019 or December 31, 2018.

We previously disclosed two consolidated shareholder derivative actions filed in the United States District Court for the Southern District of New York (the "Court") that purported to assert claims on our behalf similar to the claims in the New York State Actions (defined below) (collectively, the "Federal Actions"): (a) by shareholders who declined to make a demand on the board of directors (our "Board") prior to filing suit (the "Federal Demand Futile Actions"), which comprised a suit filed in January 2017 (the "Greenberg Action") and another suit filed in January 2017 (the "DeCaro Action"); and (b) by shareholders who served demands on our Board to bring litigation and alleged that their demands were wrongfully refused (the "Federal Demand Refused Actions"), which comprised a suit filed in February 2017 (the "McKinney Action"), a suit filed in March 2017 (the "Sherek/Speigel Action") and a suit filed in April 2017 (the "Sebenoler Action"). In January 2019, the parties to the Federal Actions executed a stipulation and agreement of settlement (the "Federal Actions Settlement Agreement"), which received final approval from the Court on May 17, 2019. Under the Federal Actions Settlement Agreement, we agreed to implement certain corporate governance changes and paid $550,000 in plaintiffs' attorneys' fees, funded by our insurers. In exchange for the settlement consideration, the defendants were released from liability for certain claims, including all claims asserted in the Federal Actions. Among other terms and conditions, the Federal Actions Settlement Agreement provided that the defendants deny any and all allegations of wrongdoing and maintained that they have acted lawfully and in accordance with their fiduciary duties at all times.

We previously disclosed six separate, additional shareholder derivative suits filed in the Supreme Court of New York  purporting to assert claims on our behalf (the "New York State Actions") that were filed on the following dates: December 2015 (the "Reaves Action"); February 2017 (the "Caito Action"); March 2017 (the "Simpson Action"); March 2017 (the "Heckel Action"); May 2017 (the "Schwartz Action"); and August 2017 (the "Greff Action"). Plaintiffs in the Schwartz Action and Greff Action made demands on our Board before filing suit, but plaintiffs in the Reaves Action, Caito Action, Simpson Action and Heckel Action did not. All of the shareholder derivative suits were substantially similar and alleged that certain of our current and former officers and directors breached their fiduciary duties, wasted corporate assets and/or were unjustly enriched. Certain complaints asserted additional claims against Exantas Capital Manager Inc. (our "Manager") and Resource America, Inc. ("Resource America") for unjust enrichment based on allegations that our Manager received excessive management fees from us. In June 2019 and July 2019, the Schwartz Action and Greff Action, respectively, were dismissed. In October 2019, the four remaining New York State Actions were dismissed.

We previously disclosed another shareholder derivative action filed in the United States District Court for the District of Maryland against certain of our former officers and directors and our Manager (the "Hafkey Action"). The complaint asserted a breach of fiduciary duty claim that was substantially similar to the claims at issue in the Federal Actions. In May 2019, the plaintiff in the Hafkey Action voluntarily dismissed his suit in light of the settlement and dismissal of the Federal Actions.

We previously disclosed another shareholder derivative action filed in the Maryland Circuit Court against certain of our current and former officers and directors, as well as our Manager and Resource America (the "Canoles Action"). The complaint (as amended) in the Canoles Action asserted a variety of claims, including claims for breach of fiduciary duty, unjust enrichment and corporate waste, which were based on allegations substantially similar to those at issue in the Federal Demand Futile Actions. In July 2019, the plaintiff in the Canoles Action voluntarily dismissed his suit in light of the settlement and dismissal of the Federal Actions.

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

(Back to Index)

(Back to Index)

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
99.1(a)

Amended and Restated Master Repurchase and Securities Contract by and between RCC Real Estate SPE 4, LLC, as Seller, and Wells Fargo Bank, National Association, as Buyer, dated as of July 19, 2018. (11)

99.1(b)

First Amendment to Amended and Restated Master Repurchase and Securities Contract by and between RCC Real Estate SPE 4, LLC, as Seller, and Wells Fargo Bank, National Association, as Buyer, dated as of May 29, 2019. (46)

99.1(c)	Amended and Restated Guaranty Agreement made by Exantas Capital Corp., as guarantor, and Wells Fargo Bank, National Association, dated as of July 19, 2018. (11)
99.2(a)	Master Repurchase and Securities Contract Agreement between RCC Real Estate 6, LLC and Morgan Stanley Bank, NA, dated as of September 10, 2015. (28)
99.2(b)	Second Amendment to Master Repurchase and Securities Contract Agreement between RCC Real Estate 6, LLC and Morgan Stanley Bank, N.A. dated as of September 10, 2018. (41)
99.2(c)	Third Amendment to Master Repurchase and Securities Contract Agreement between RCC Real Estate 6, LLC and Morgan Stanley Bank, N.A. dated as of September 10, 2019.
99.2(d)	Guaranty dated as of September 10, 2015, made by Resource Capital Corp., as guarantor, in favor of Morgan Stanley Bank, N.A. (28)
99.3(a)	Master Repurchase Agreement between RCC Real Estate SPE 7, LLC and Barclays Bank PLC, dated as of April 10, 2018. (38)
99.3(b)	Guaranty dated as of April 10, 2018, made by Resource Capital Corp., as guarantor, in favor of Barclays Bank PLC. (38)
99.4(a)	Master Repurchase Agreement for $250,000,000 between RCC Real Estate SPE 8, LLC, as Seller, and JPMorgan Chase Bank, National Association, as Buyer, dated October 26, 2018. (40)
99.4(b)	Guarantee made by Exantas Capital Corp., as guarantor, in favor of JPMorgan Chase Bank, National Association, dated October 26, 2018. (40)
99.5(a)	Notice of Proposed Settlement of Shareholder Derivative Litigation. (43)
99.5(b)	Stipulation and Agreement of Settlement. (43)
99.6	Federal Income Tax Consequences of our Qualification as a REIT. (42)
101	Interactive Data Files.

(1)	Filed previously as an exhibit to the Company's registration statement on Form S-11, Registration No. 333-126517.
(2)	Filed previously as an exhibit to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2006.
(3)	Filed previously as an exhibit to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2006.
(4)	Filed previously as an exhibit to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2013.
(5)	Filed previously as an exhibit to the Company's Current Report on Form 8-K filed on June 26, 2014.
(6)	Filed previously as an exhibit to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2009.
(7)	Filed previously as an exhibit to the Company's Registration Statement on Form S-11 (File No. 333-132836).
(8)	Filed previously as an exhibit to the Company's Registration Statement on Form 8-A filed on June 9, 2014.
(9)	Filed previously as an exhibit to the Company's Annual Report on Form 10-K for the year ended December 31, 2010.
(10)	Filed previously as an exhibit to the Company's Current Report on Form 8-K filed on March 2, 2011.
(11)	Filed previously as an exhibit to the Company's Current Report on Form 8-K filed on July 25, 2018.
(12)	Filed previously as an exhibit to the Company's Annual Report on Form 10-K for the year ended December 31, 2012 filed on March 18, 2013.
(13)	Filed previously as an exhibit to the Company's Current Report on Form 8-K filed on March 2, 2012.
(14)	Filed previously as an exhibit to the Company's Current Report on Form 8-K filed on June 13, 2012.
(15)	Filed previously as an exhibit to the Company's registration statement on Form 8-A filed on June 8, 2012.
(16)	Filed previously as an exhibit to the Company's Current Report on Form 8-K filed on June 29, 2012.
(17)	Filed previously as an exhibit to the Company's Registration Statement on Form 8-A filed on September 28, 2012.
(18)	Filed previously as an exhibit to the Company's Current Report on Form 8-K filed on September 23, 2014.
(19)	Filed previously as an exhibit to the Company's Current Report on Form 8-K filed on January 13, 2015.
(20)	Filed previously as an exhibit to the Company's Current Report on Form 8-K filed on October 1, 2012.
(21)	Filed previously as an exhibit to the Company Current Report on Form 8-K filed on November 20, 2012.
(22)	Filed previously as an exhibit to the Company's Current Report on Form 8-K filed on April 8, 2013.
(23)	Filed previously as an exhibit to the Company's Current Report on Form 8-K filed on July 25, 2013.
(24)	Filed previously as an exhibit to the Company's Current Report on Form 8-K filed on October 21, 2013.
(25)	Filed previously as an exhibit to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2014.
(26)	Filed previously as an exhibit to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2015.
(27)	Filed previously as an exhibit to the Company's Current Report on Form 8-K filed on September 1, 2015.
(28)	Filed previously as an exhibit to the Company's Current Report on Form 8-K filed on September 16, 2015.
(29)	Filed previously as an exhibit to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2016.

(Back to Index)

(Back to Index)

(30)	Filed previously as an exhibit to the Company's Current Report on Form 8-K filed on August 5, 2016.
(31)	Filed previously as an exhibit to the Company's Annual Report on Form 10-K for the year ended December 31, 2016.
(32)	Filed previously as an exhibit to the Company's Current Report on Form 8-K filed on June 8, 2017.
(33)	Filed previously as an exhibit to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2017.
(34)	Filed previously as an exhibit to the Company's Current Report on Form 8-K filed on August 16, 2017.
(35)	Filed previously as an exhibit to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2016.
(36)	Filed previously as an exhibit to the Company's Current Report on Form 8-K filed on December 18, 2017.
(37)	Filed previously as an exhibit to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2017.
(38)	Filed previously as an exhibit to the Company's Current Report on Form 8-K filed on April 12, 2018.
(39)	Filed previously as an exhibit to the Company's Current Report on Form 8-K filed on May 25, 2018.
(40)	Filed previously as an exhibit to the Company's Current Report on Form 8-K filed on October 30, 2018.
(41)	Filed previously as an exhibit to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2018.
(42)	Filed previously as an exhibit to the Company's Annual Report on Form 10-K for the year ended December 31, 2018.
(43)	Filed previously as an exhibit to the Company's Current Report on Form 8-K filed on March 27, 2019.
(44)	Filed previously as an exhibit to the Company's Current Report on Form 8-K filed on May 30, 2019.
(45)	Filed previously as an exhibit to the Company's Proxy Statement filed on April 18, 2019.
(46)	Filed previously as an exhibit to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2019.

(Back to Index)

(Back to Index)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

EXANTAS CAPITAL CORP.
(Registrant)

November 6, 2019	By:	/s/ Robert C. Lieber
Robert C. Lieber
Chief Executive Officer

November 6, 2019	By:	/s/ David J. Bryant
David J. Bryant
Senior Vice President
Chief Financial Officer and Treasurer

November 6, 2019	By:	/s/ Eldron C. Blackwell
Eldron C. Blackwell
Vice President
Chief Accounting Officer

(Back to Index)