Form 10-K
period 2019-12-31
Exantas Capital Corp.
filed 2020-03-10
CIK 1332551

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2019

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

Registrant’s telephone number, including area code 212-621-3210

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  ☑ Yes ☐ No

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).  Yes ☑ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

The aggregate market value of the voting common equity held by non-affiliates of the registrant, based on the closing price of such stock on the last business day of the registrant’s most recently completed second fiscal quarter (June 30, 2019) was approximately $341,950,894.

The number of outstanding shares of the registrant’s common stock on March 6, 2020 was 32,061,203 shares.

DOCUMENTS INCORPORATED BY REFERENCE

The information required by Part III of this Form 10-K, to the extent not set forth herein or by amendment, is incorporated by reference from the registrant’s definitive proxy statement to be filed with the Securities and Exchange Commission within 120 days.

(Back to Index)

EXANTAS CAPITAL CORP. AND SUBSIDIARIES

INDEX TO ANNUAL REPORT

ON FORM 10-K

(Back to Index)

FORWARD-LOOKING STATEMENTS

In this annual report on Form 10-K, references to “Company,” “we,” “us,” or “our” refer to Exantas Capital Corp. and its subsidiaries; references to the Company’s “Manager” refer to Exantas Capital Manager Inc., an indirect wholly-owned subsidiary of C-III Capital Partners LLC, unless specifically stated otherwise or the context otherwise indicates. This report contains certain forward-looking statements. Forward-looking statements relate to expectations, beliefs, projections, future plans and strategies, anticipated events or trends and similar expressions concerning matters that are not historical facts. In some cases, you can identify forward-looking statements by terms such as “anticipate,” “believe,” “could,” “estimate,” “expects,” “intend,” “may,” “plan,” “potential,” “project,” “should,” “will” and “would” or the negative of these terms or other comparable terminology.

Forward-looking statements contained in this report are based on our beliefs, assumptions and expectations regarding our future performance, taking into account all information currently available to us. These beliefs, assumptions and expectations can change as a result of many possible events or factors, not all of which are known to us or are within our control. If a change occurs, our business, financial condition, liquidity and results of operations may vary materially from those expressed in our forward-looking statements. Forward-looking statements we make in this report are subject to various risks and uncertainties that could cause actual results to vary from our forward-looking statements, including:

•

the factors described in this report, including those set forth under the sections captioned “Risk Factors,” “Business” and “Management’s Discussion and Analysis of Financial Conditions and Results of Operations”;

•	changes in our industry, interest rates, the debt securities markets, real estate markets or the general economy;
•	increased rates of default and/or decreased recovery rates on our investments;
•	availability, terms and deployment of capital;
•	availability of qualified personnel;
•	changes in governmental regulations, tax rates and similar matters;
•	changes in our business strategy;
•	availability of investment opportunities in commercial real estate and commercial real estate-related assets;
•	the degree and nature of our competition;
•	the adequacy of our cash reserves and working capital; and
•	the timing of cash flows, if any, from our investments.

We caution you not to place undue reliance on these forward-looking statements, which speak only as of the date of this report. All subsequent written and oral forward-looking statements attributable to us or any person acting on our behalf are expressly qualified in their entirety by the cautionary statements contained or referred to in this section. Except to the extent required by applicable law or regulation, we undertake no obligation to update these forward-looking statements to reflect events or circumstances after the date of this report or to reflect the occurrence of unanticipated events.

(Back to Index)

(Back to Index)

PART I

ITEM 1.	BUSINESS

General

We are a Maryland corporation, incorporated in 2005, and a real estate finance company that is organized and conducts our operations to qualify as a real estate investment trust, or REIT, for federal income tax purposes under Subchapter M of the Internal Revenue Code of 1986, as amended, or the Code. Our investment strategy is primarily focused on originating, holding and managing commercial real estate, or CRE, mortgage loans and other commercial real estate-related debt investments. We are externally managed by Exantas Capital Manager Inc., or our Manager, which is an indirect wholly-owned subsidiary of C-III Capital Partners LLC, or C-III, a leading CRE investment management and services company engaged in a broad range of activities. Our Manager draws upon the management teams of C-III and its subsidiaries and its collective investment experience to provide its services.

Our objective is to provide our stockholders with total returns over time, including quarterly distributions and capital appreciation, while seeking to manage the risks associated with our investment strategies. We finance a substantial portion of our portfolio investments through borrowing strategies seeking to match the maturities and repricing dates of our financings with the maturities and repricing dates of our investments, and we seek to mitigate interest rate risk through derivative investments.

Our investment strategy targets the following CRE credit investments, including:

•	Floating and fixed-rate first mortgage loans, which we refer to as whole loans;
•	First priority interests in first mortgage loans, which we refer to as A-notes;
•	Subordinated interests in first mortgage loans, which we refer to as B-notes;
•	Mezzanine debt related to CRE that is senior to the borrower’s equity position but subordinated to other third-party debt;
•	Preferred equity investments related to CRE that are subordinate to first mortgage loans and are not collateralized by the property underlying the investment;
•	Commercial mortgage-backed securities, which we refer to as CMBS; and
•	CRE investments.

We generate our income primarily from the spread between the revenues we receive from our assets and the cost to finance our ownership of those assets, including corporate debt and from hedging interest rate risks.

We typically target transitional floating-rate CRE loans between $5.0 million and $20.0 million. During the year ended December 31, 2019, we acquired 28 CRE loans with total commitments of $210.8 million from C-III Commercial Mortgage LLC, or C-III Commercial Mortgage, an affiliate of our Manager, and we originated 45 CRE loans with total commitments of $731.2 million. At December 31, 2019, our CRE loan portfolio comprised approximately $1.8 billion of floating-rate CRE whole loans with a weighted average spread of 3.49% over the one-month London Interbank Offered Rate, or LIBOR. Additionally, our CRE loan portfolio comprised one $4.7 million mezzanine loan and $26.2 million of preferred equity investments at December 31, 2019. During the year ended December 31, 2019, we acquired CMBS with total face values of $147.2 million. At December 31, 2019, our $520.7 million CMBS portfolio, at fair value, comprised $382.7 million of floating-rate bonds and $138.0 million of fixed-rate bonds. We expect to continue to diversify and extend the duration of our CRE portfolio by investing in CMBS where we see attractive investment opportunities.

In February 2020, we announced the expansion of our CRE debt platform to include fixed-rate CRE loans through the integration of C-III Commercial Mortgage personnel with our Manager. We expect the origination and sales activities related to our fixed-rate CRE loan platform to be conducted in a taxable REIT subsidiary, or TRS. The loans will be sold to CMBS securitizations. Revenues are generated from the gain on sale of loans, earned as a percentage of the unpaid principal balance of loans sold. Pricing risk created by the movement of interest rates from the date the loan is originated to the date the loan is sold is hedged through the use of derivative financial instruments. We expect the integration of C-III Commercial Mortgage personnel to provide our borrowers with a comprehensive offering of transitional to permanent financing solutions.

Our Business Strategy

The core components of our business strategy are:

Investment in CRE assets. We are currently invested in CRE whole loans, CRE mezzanine loans, CRE preferred equity interests and investment grade and non-investment grade CMBS. Our goal is to allocate 90% to 100% of our equity to CRE credit investments. At December 31, 2019, our equity was allocated as follows: 95% in core assets and 5% in non-core assets.

(Back to Index)

(Back to Index)

Managing our investment portfolio. At December 31, 2019, we managed $2.5 billion of assets, including $980.6 million of assets that were financed and held in variable interest entities. The core of our management process is credit analysis, which our Manager, with the assistance of C-III, uses to actively monitor our existing investments and as a basis for evaluating new investments. Senior management of our Manager and C-III have extensive experience in underwriting the credit risk associated with our targeted asset classes and conduct detailed due diligence on all investments. After we make investments, our Manager actively monitors them for early detection of trouble or deterioration. If a default occurs, we will use our senior management team’s asset management experience in seeking to mitigate the severity of any loss and to optimize the recovery from assets collateralizing the investment.

Managing our interest rate, pricing and liquidity risk. We engage in a number of business activities that are vulnerable to interest rate, pricing and liquidity risk and we seek to manage those risks. Our hedging strategy intends to take advantage of commonly available derivative contracts, including interest rate swaps and caps, to reduce, to the extent possible, those risks. The pricing risks on our new fixed-rate CRE loan platform will be managed using these contracts. The risks on our short-term financing agreements, principally repurchase agreements, are managed by limiting our financial exposure under the agreements to either a stated investment amount or a fixed guaranty amount. The risks on our long-term financing agreements, principally term financing facilities, are managed by seeking to match the maturity and repricing dates of our financed investments with the maturities and repricing dates of our long-term financing facilities. Additionally, we match investment and financing maturity and repricing dates using securitization vehicles structured by our Manager and, subject to the availability of markets for securitization financings, we expect to continue to use securitizations in the future to accomplish our long-term match funding financing strategy.

At December 31, 2019, our CRE securitizations and repurchase facilities with debt outstanding were as follows (in thousands):

	Outstanding Borrowings (1)	Value of Collateral	Equity at Risk (2)
At December 31, 2019:
CRE Securitizations
XAN 2018-RSO6	$175,766	$293,890	$96,195
XAN 2019-RSO7	570,672	687,037	$104,817
CRE - Term Repurchase Facilities
Wells Fargo Bank, N. A.	225,217	291,903	$67,007
Barclays Bank PLC	111,881	145,035	$32,967
JPMorgan Chase Bank, N.A.	207,807	268,283	$60,159
CMBS - Short-Term Repurchase Agreements
Deutsche Bank Securities Inc.	37,141	57,331	$20,329
JP Morgan Securities LLC	33,703	42,075	$8,512
Barclays Capital Inc.	87,643	112,939	$25,532
RBC Capital Markets, LLC	34,829	47,081	$12,341
RBC (Barbados) Trading Bank Corporation	181,584	224,972	$43,722
Total	$1,666,243	$2,170,546

(1)	Securitizations include deferred debt issuance costs and repurchase agreements include accrued interest payable and deferred debt issuance costs.
(2)	Repurchase agreements include accrued interest receivable and accrued interest payable.

These borrowings charge a floating rate of interest. For more information concerning our CRE securitizations, term facilities and repurchase agreements, see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources,” and Note 10 contained in “Item 8. Financial Statements and Supplementary Data - Notes to Consolidated Financial Statements” of this report. We continuously monitor our compliance with all of the financial covenants. We were in compliance with all financial covenants, as defined in the respective agreements, at December 31, 2019.

Diversification of investments. We manage our investment risk by maintaining a diversified portfolio of CRE mortgage loans and other CRE-related investments. As funds become available for investment or reinvestment, we seek to maintain diversification by property type and geographic location while allocating our capital to investment opportunities that we believe are the most economically attractive. The percentage of assets that we have invested in certain non-qualifying, non-core and other real estate-related investments is subject to the federal income tax requirements for REIT qualification and the requirements for exclusion from regulation under the Investment Company Act of 1940, or the Investment Company Act.

Our Operating Policies

Investment guidelines. We have established investment policies, procedures and guidelines that are reviewed and approved by our Manager’s investment committee and our board of directors, or our Board. The investment committee and/or our Board, as applicable, meets regularly to consider and approve proposed specific investments. Our Board monitors the execution of our overall investment strategies and targeted asset classes. We acquire our investments primarily for income. We do not have a policy that requires us to focus our investments in one or more particular geographic areas or industries.

(Back to Index)

(Back to Index)

Financing policies. We use leverage in order to increase potential returns to our stockholders and for financing our portfolio. We do not speculate on changes in interest rates. Although we have identified leverage targets for each of our targeted asset classes, our investment policies do not have any minimum or maximum leverage limits. Our Manager’s investment committee has the discretion, without the need for further approval by our Board, to increase the amount of leverage we incur above our targeted range for individual asset classes subject, however, to any leverage constraints that may be imposed by existing financing arrangements.

We use borrowing and securitization strategies to accomplish our long-term match funding financing strategy. Based upon current conditions in the credit markets for collateralized debt obligations, or CDOs, and collateralized loan obligations (sometimes, collectively, referred to as CDOs) we expect to modestly increase leverage through new CRE debt securitizations and the continued use of our term repurchase and short-term repurchase facilities in 2020. We may also seek other credit arrangements to finance new investments that we believe can generate attractive risk-adjusted returns, subject to availability.

Hedging and interest rate management policies. We use derivative instruments to hedge a portion of the interest rate risk associated with our borrowings and pricing risk associated with our fixed-rate loans. Under the federal income tax laws applicable to REITs, we generally will be able to enter into transactions to hedge indebtedness that we may incur, or plan to incur, to acquire or carry real estate assets, provided that our total gross income from qualifying hedges does not exceed 25% of our total gross income and non-qualifying hedges do not exceed 5% of our total gross income. We generally seek to minimize interest rate risk and pricing risk with a strategy that is expected to result in the least amount of volatility under accounting principles generally accepted in the United States of America, or GAAP, while still meeting our strategic economic objectives and maintaining adequate liquidity and flexibility. These hedging transactions may include interest rate swaps, collars, caps or floors, puts, calls, options and foreign currency exchange protection.

Credit and risk management policies. Our Manager focuses its attention on credit and risk assessment from the earliest stage of the investment selection process. In addition, our Manager screens and monitors all potential investments to determine their impact on maintaining our REIT qualification under federal income tax laws and our exclusion from investment company status under the Investment Company Act. Portfolio risks, including risks related to credit losses, interest rate volatility, liquidity and counterparty credit, are generally managed on an asset and portfolio type basis by our Manager.

General

The table below summarizes the amortized costs and net carrying amounts of our core and non-core investments at December 31, 2019, classified by asset type (dollars in thousands, except amounts in footnotes):

At December 31, 2019	Amortized Cost	Net Carrying Amount	Percent of Portfolio	Weighted Average Coupon
Core Assets:
CRE whole loans (1)(2)	$1,749,093	$1,747,633	75.10%	5.52%
CRE mezzanine loan and preferred equity investments (2)	30,848	30,848	1.33%	11.18%
CMBS, fixed-rate (3)	132,235	138,039	5.93%	4.10%
CMBS, floating-rate (3)	382,659	382,675	16.44%	4.39%
Total Core Assets	2,294,835	2,299,195	98.80%
Non-Core Assets:
Legacy CRE assets (4)(5)(6)	35,539	28,004	1.20%	1.47%

Total Core and Non-Core Assets	$2,330,374	$2,327,199	100.00%

(1)	Net carrying amount includes an allowance for loan losses of $1.5 million at December 31, 2019.
(2)	Classified as CRE loans on the consolidated balance sheets.
(3)	Classified as investment securities available-for-sale on the consolidated balance sheets.
(4)	Includes one legacy CRE loan with an amortized cost of $11.5 million classified as a CRE loan on the consolidated balance sheet as we intend to hold this loan to maturity.
(5)	Net carrying amount includes a lower of cost or market value adjustment of $7.5 million at December 31, 2019.
(6)

In November 2019, we foreclosed on the remaining legacy CRE loan held for sale (see Note 23 contained in “Item 8. Financial Statements and Supplementary Data - Notes to Consolidated Financial Statements”).

(Back to Index)

(Back to Index)

CRE Debt Investments

Floating-rate whole loans. We predominantly originate floating-rate first mortgage loans, or whole loans, directly to borrowers. The direct origination of whole loans enables us to better control the structure of the loans and to maintain direct lending relationships with borrowers. Additionally, we may acquire whole loans from third parties that conform to our investment strategy. We may create tranches of a loan we originate, consisting of an A-note (described below) and a B-note (described below), as well as mezzanine loans or other participations, which we may hold or sell to third parties. We do not obtain ratings on these investments. With respect to our portfolio at December 31, 2019, our whole loan investments had loan-to-collateral value, or LTV, ratios that typically do not exceed 85%. Typically, our whole loans are structured with an original term of up to three years, with one-year extensions that bring the loan to a maximum term of five years. Substantially all of our CRE loans held at December 31, 2019 were whole loans. We expect to hold our whole loans to maturity.

Fixed-rate whole loans. We may originate fixed-rate first mortgage loans that are secured by cash-flowing commercial real estate and are available for sale to securitizations. These loans are typically structured with ten-year terms but may range from five to ten years. Fixed-rate whole loans are originated, underwritten, approved and funded using the same comprehensive legal and underwriting approach, process and personnel used to originate our floating-rate whole loans. Although our primary intent is to sell our fixed-rate whole loans to CMBS trusts, we may seek to retain certain loans on our balance sheet. We did not hold any fixed-rate whole loans at December 31, 2019. We will hold these fixed-rate whole loans in our TRS.

Senior interests in whole loans (A-notes). We may invest in senior interests in whole loans, referred to as A-notes, either directly originated or purchased from third parties. We do not intend to obtain ratings on these investments. We expect our typical A-note investments to have LTV ratios not exceeding 70%, and will generally be structured with an original term of up to three years, with one-year extensions that bring the loan to a maximum term of five years. We expect to hold any A-note investments to maturity. We did not hold any A-note investments at December 31, 2019.

Subordinate interests in whole loans (B-notes). To a lesser extent, we may invest in subordinate interests in whole loans, referred to as B-notes, which we will either directly originate or purchase from third parties. B-notes are loans secured by a first mortgage but are subordinated to an A-note. The subordination of a B-note is generally evidenced by an intercreditor or participation agreement between the holders of the A-note and the B-note. In some instances, the B-note lender may require a security interest in the stock or other equity interests of the borrower as part of the transaction. B-note lenders have the same obligations, collateral and borrower as the A-note lender, but typically are subordinated in recovery upon a default to the A-note lender. B-notes share certain credit characteristics with second mortgages in that both are subject to greater credit risk with respect to the underlying mortgage collateral than the corresponding first mortgage or A-note. We do not intend to obtain ratings on these investments. We expect our typical B-note investments to have LTV ratios between 55% and 80%, and will generally be structured with an original term of up to three years, with one-year extensions that bring the loan to a maximum term of five years. We expect to hold any B-note investments to maturity. We did not hold any B-note investments at December 31, 2019.

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

Mezzanine financing. We may invest in mezzanine loans that are senior to the borrower’s equity in, and subordinate to the mortgage loan on, a property. A mezzanine loan is typically secured by a pledge of the ownership interests in the entity that directly owns the real property or by a second lien mortgage loan on the property. In addition, mezzanine loans typically include credit enhancements such as letters of credit, personal guarantees of the principals of the borrower, or collateral unrelated to the property. A mezzanine loan may be structured so that we receive a stated fixed or variable interest rate on the loan as well as a percentage of gross revenues and a percentage of the increase in the fair market value of the property securing the loan, payable upon maturity, refinancing or sale of the property. Mezzanine loans may also have prepayment lockouts, penalties, minimum profit hurdles and other mechanisms to protect and enhance returns in the event of premature repayment. We expect our mezzanine investments to have LTV ratios between 65% and 90% with stated maturities from three to five years. We expect to hold mezzanine loans to maturity. At December 31, 2019, our loan portfolio included two mezzanine loans.

Preferred equity investments. We may invest in preferred equity investments in entities that own or acquire CRE properties. These investments are subordinate to first mortgage loans and mezzanine debt and are typically structured to provide some credit enhancement differentiating it from the common equity. We expect our preferred equity investments to have LTV ratios between 65% and 90% with stated maturities from three to eight years. We expect to hold preferred equity investments to maturity. At December 31, 2019, we had two preferred equity investments.

(Back to Index)

(Back to Index)

The following charts describe the property type and the geographic breakdown, by National Council of Real Estate Investment Fiduciaries, or NCREIF, region of our CRE loan portfolio at December 31, 2019 (based on carrying value):

The total loan portfolio, at carrying value, was $1.8 billion at December 31, 2019. “Other” property types included manufactured housing (3.5%) and industrial (0.7%).

The Mountain region constituted 19.5% of our portfolio, of which 9.0% was in Arizona, and its collateral comprised 76.1% multifamily properties and 19.8% hotel properties. The Southwest region constituted 19.4% of our portfolio, of which 17.5% was in Texas, and its collateral comprised 76.1% multifamily properties. The Southeast region constituted 17.6% of our portfolio, of which 10.5% was in Florida, and its collateral comprised 61.5% multifamily properties. In the Pacific region, California constituted 12.5% of the total loan portfolio. We view our investment and credit strategies as being adequately diversified across property types in the Mountain, Southwest, Southeast and Pacific regions.

(Back to Index)

(Back to Index)

Legacy CRE Loans

As part of the November 2016 Board-approved strategic plan, or the Plan, certain underperforming legacy CRE loans were classified as held for sale at December 31, 2016. At December 31, 2019, we had one remaining legacy CRE asset, in connection with the loan’s foreclosure in November 2019, classified as held for sale.

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

CRE Investments

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

Competition

See “Item 1A. Risk Factors - Risks Related to Our Investments - We may face competition for suitable investments.”

Management Agreement

We have a management agreement, amended and restated on December 14, 2017 and further amended on February 20, 2020, or the Management Agreement, with our Manager pursuant to which our Manager provides the day-to-day management of our operations. The Management Agreement requires our Manager to manage our business affairs in conformity with the policies and investment guidelines established by our Board. Our Manager provides its services under the supervision and direction of our Board. Our Manager is responsible for the selection, purchase and sale of our portfolio investments, our financing activities and providing us with investment advisory services. Our Manager and its affiliates also provide us with a Chief Financial Officer and a sufficient number of additional accounting, finance, tax and investor relations professionals. Our Manager receives fees and is reimbursed for its expenses as follows:

•

A monthly base management fee equal to 1/12th of the amount of our equity multiplied by 1.50%; however, the base management fee was fixed at $937,500 per month from October 1, 2017 through December 31, 2018. Under the Management Agreement, “equity” is equal to the net proceeds from issuances of shares of capital stock (or the value of common shares upon the conversion of convertible securities), less offering-related costs, plus or minus our retained earnings (excluding non-cash equity compensation incurred in current or prior periods) less all amounts we have paid for common stock and preferred stock repurchases. The calculation is adjusted for one-time events due to changes in GAAP as well as other non-cash charges, upon approval of our independent directors.

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

(Back to Index)

(Back to Index)

•

Per-loan underwriting and review fees in connection with valuations of and potential investments in certain subordinate commercial mortgage pass-through certificates, in amounts approved by a majority of the independent directors.

•

Reimbursement of expenses for personnel of our Manager or its affiliates for their services in connection with the making of fixed-rate commercial real estate loans by us, in an amount equal to one percent of the principal amount of each such loan made.

•	Reimbursement of out-of-pocket expenses and certain other costs incurred by our Manager and its affiliates that relate directly to us and our operations.
•

Reimbursement of our Manager’s and its affiliates’ expenses for (A) the wages, salaries and benefits of our Chief Financial Officer, and (B) a portion of the wages, salaries and benefits of accounting, finance, tax and investor relations professionals, in proportion to such personnel’s percentage of time allocated to our operations.

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

The Management Agreement’s current contract term ends on March 31, 2020, and the agreement provides for automatic one year renewals on such date and on each March 31 thereafter until terminated. Our Board reviews our Manager’s performance annually. The Management Agreement may be terminated annually upon the affirmative vote of at least two-thirds of our independent directors, or by the affirmative vote of the holders of at least a majority of the outstanding shares of our common stock, based upon unsatisfactory performance that is materially detrimental to us or a determination by our independent directors that the management fees payable to our Manager are not fair, subject to our Manager’s right to prevent such a compensation termination by accepting a mutually acceptable reduction of management fees. Our Board must provide 180 days’ prior notice of any such termination. If we terminate the Management Agreement, our Manager is entitled to a termination fee equal to four times the sum of the average annual base management fee and the average annual incentive compensation earned by our Manager during the two 12-month periods immediately preceding the date of termination, calculated as of the end of the most recently completed fiscal quarter before the date of termination.

We may also terminate the Management Agreement for cause with 30 days’ prior written notice from our Board. No termination fee is payable in the event of a termination for cause. The Management Agreement defines cause as:

•	our Manager’s continued material breach of any provision of the Management Agreement following a period of 30 days after written notice thereof;
•	our Manager’s fraud, misappropriation of funds, or embezzlement against us;
•	our Manager’s gross negligence in the performance of its duties under the Management Agreement;
•	the dissolution, bankruptcy or insolvency, or the filing of a voluntary bankruptcy petition by our Manager; or
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

(Back to Index)

(Back to Index)

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

We believe that RCC Real Estate, Inc., or RCC RE, the subsidiary that at December 31, 2019 held substantially all of our CRE loan assets, is excluded from Investment Company Act regulation under Section 3(c)(5)(C), a provision designed for companies that do not issue redeemable securities and are primarily engaged in the business of purchasing or otherwise acquiring mortgages and other liens on and interests in real estate. To qualify for this exclusion, at least 55% of RCC RE’s assets must consist of mortgage loans and other assets that are considered the functional equivalent of mortgage loans for purposes of the Investment Company Act and interests in real properties, which we refer to as Qualifying Interests. Moreover, 80% of RCC RE’s assets must consist of Qualifying Interests and other real estate-related assets. RCC RE has not issued, and does not intend to issue, redeemable securities.

We treat our investments in CRE whole loans, A-notes, specific types of B-notes and specific types of mezzanine loans as Qualifying Interests for purposes of determining our eligibility for the exclusion provided by Section 3(c)(5)(C) to the extent such treatment is consistent with guidance provided by the Securities and Exchange Commission, or SEC, or its staff. We believe that SEC staff guidance allows us to treat B-notes as Qualifying Interests where we have unilateral rights to instruct the servicer to foreclose upon a defaulted mortgage loan, replace the servicer in the event the servicer, in its discretion, elects not to foreclose on such a loan, and purchase the A-note in the event of a default on the mortgage loan. We believe, based upon an analysis of existing SEC staff guidance, that we may treat mezzanine loans as Qualifying Interests where (i) the borrower is a special purpose bankruptcy-remote entity whose sole purpose is to hold all of the ownership interests in another special purpose entity that owns commercial real property, (ii) both entities are organized as limited liability companies or limited partnerships, (iii) under their organizational documents and the loan documents, neither entity may engage in any other business, (iv) the ownership interests of either entity have no value apart from the underlying real property which is essentially the only asset held by the property-owning entity, (v) the value of the underlying property in excess of the amount of senior obligations is in excess of the amount of the mezzanine loan, (vi) the borrower pledges its entire interest in the property-owning entity to the lender which obtains a perfected security interest in the collateral and (vii) the relative rights and priorities between the mezzanine lender and the senior lenders with respect to claims on the underlying property are set forth in an intercreditor agreement between the parties which gives the mezzanine lender certain cure and purchase rights in case there is a default on the senior loan. If the SEC staff provides future guidance that these investments are not Qualifying Interests, then we will treat them, for purposes of determining our eligibility for the exclusion provided by Section 3(c)(5)(C), as real estate-related assets or miscellaneous assets, as appropriate. Historically, we have held “whole pool certificates” in mortgage loans, although, at December 31, 2019 and 2018, we had no whole pool certificates in our portfolios. Pursuant to existing SEC staff guidance, we consider whole pool certificates to be Qualifying Interests. A whole pool certificate is a certificate that represents the entire beneficial interest in an underlying pool of mortgage loans. By contrast, a certificate that represents less than the entire beneficial interest in the underlying mortgage loans is not considered to be a Qualifying Interest for purposes of the 55% test, but constitutes a real estate-related asset for purposes of the 80% test. We do not expect that investments in asset-backed securities, syndicated corporate loans, lease receivables, trust preferred securities or private equity will constitute Qualifying Interests. Moreover, to the extent that these investments are not backed by mortgage loans or other interests in real estate, they will not constitute real estate-related assets. Instead, they will constitute miscellaneous assets, which can constitute no more than 20% of RCC RE’s assets.

To the extent RCC RE holds its CRE loan assets through wholly or majority-owned CRE debt securitization subsidiaries, RCC RE also intends to conduct its operations so that it will not come within the definition of an investment company set forth in Section 3(a)(1)(C) of the Investment Company Act because less than 40% of the value of its total assets (exclusive of government securities and cash items) on an unconsolidated basis will consist of “investment securities,” which we refer to as the 40% test. “Investment securities” exclude U.S. government securities and securities of majority-owned subsidiaries that are not themselves investment companies and are not relying on the exception from the definition of investment company under Section 3(c)(1) or Section 3(c)(7) of the Investment Company Act. Certain of the wholly-owned CRE debt securitization subsidiaries of RCC RE rely on Section 3(c)(5)(C) for their Investment Company Act exemption, with the result that RCC RE’s interests in the CRE debt securitization subsidiaries do not constitute “investment securities” for the purpose of the 40% test.

Our other subsidiaries, RCC Commercial, Inc., or RCC Commercial, RCC Commercial II, Inc., or Commercial II, RCC Commercial III, Inc., or Commercial III, RCC TRS, LLC, or RCC TRS, Resource TRS, LLC, or Resource TRS, RSO EquityCo, LLC, or RSO Equity, RCC Residential Portfolio, Inc., or RCC Resi Portfolio and Exantas Real Estate TRS, Inc., or XAN RE TRS, do not qualify for the Section 3(c)(5)(C) exclusion. However, we believe they qualify for exclusion under either Section 3(c)(1) or 3(c)(7). As required by these exclusions, we will not allow any of these entities to make, or propose to make, a public offering of its securities. In addition, with respect to those subsidiaries for which we rely upon the Section 3(c)(1) exclusion, and as required thereby, we limit the number of holders of their securities to not more than 100 persons calculated in accordance with the attribution rules of Section 3(c)(1), and with respect to those subsidiaries for which we rely on the Section 3(c)(7) exclusion, and as required thereby, we limit ownership of their securities to “qualified purchasers.” If we form other subsidiaries, we must ensure that they qualify for an exemption or exclusion from regulation under the Investment Company Act.

(Back to Index)

(Back to Index)

Moreover, we must ensure that Exantas Capital Corp. itself qualifies for an exclusion from regulation under the Investment Company Act. We do so by monitoring the value of our interests in our subsidiaries so that we can ensure that Exantas Capital Corp. satisfies the 40% test. Our interest in RCC RE does not constitute an “investment security” for purposes of the 40% test, but our interests in RCC Commercial, Commercial II, Commercial III, RCC TRS, Resource TRS, RSO Equity, RCC Resi Portfolio and XAN RE TRS do. Accordingly, we must monitor the value of our interests in those subsidiaries to ensure that the value of our interests in them does not exceed 40% of the value of our total assets.

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

Employees

We have no direct employees. Under our Management Agreement, our Manager provides us with all management and support personnel and services necessary for our day-to-day operations. To provide its services, our Manager draws upon the expertise and experience of C-III and Resource America, Inc., or Resource America. Under our Management Agreement, our Manager and its affiliates also must provide us with our Chief Financial Officer, and a sufficient number of additional accounting, finance, tax and investor relations professionals. We bear the expense of the wages, salaries and benefits of our Chief Financial Officer, and the accounting, finance, tax and investor relations professionals to the extent dedicated to us.

Corporate Governance and Internet Address

We emphasize the importance of professional business conduct and ethics through our corporate governance initiatives. Our Board consists of a majority of independent directors, as defined in the Securities Exchange Act of 1934, as amended, and relevant New York Stock Exchange rules. The audit, compensation and nominating and governance committees of our Board are composed exclusively of independent directors. We have adopted corporate governance guidelines and a code of business conduct and ethics, which delineate our standards for our officers and directors and the employees of our Manager or its affiliates who provide us services.

Our internet address is www.exantas.com. We make available, free of charge through a link on our site, all reports filed with or furnished to the SEC as soon as reasonably practicable after such filing or furnishing. Our site also contains our code of business conduct and ethics, corporate governance guidelines and the charters of the audit committee, nominating and governance committee and compensation committee of our Board. A complete list of our filings is available on the SEC’s website at http://www.sec.gov.

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

Our Board approved the Plan to dispose of non-core businesses in November 2016. Economic conditions may hinder our ability to complete the disposition of these assets and businesses. We have adjusted the amount of these assets to fair market value less costs to sell at December 31, 2019. However, we may not be able to dispose of the assets that remain at December 31, 2019 at prices that would allow us to recover the book value of our investments and we may incur further losses as a result of difficult economic conditions and/or lack of buying interest.

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

Financing that we may obtain and financing we have obtained through CRE debt securitizations typically require, or will require, us to maintain a specified ratio of the amount of the financing to the value of the assets financed. A decrease in the value of these assets may lead to margin calls or calls for the pledge of additional assets, which we will have to satisfy. We may not have sufficient funds or unpledged assets to satisfy any such calls, which could result in our loss of distributions from and interests in affected CRE debt securitizations, which would reduce our assets, income and ability to make distributions.

Our repurchase agreements, warehouse facilities and other short-term financings have credit risks that could result in losses.

If we accumulate assets for a CRE debt securitization on a short-term credit facility and do not complete the CRE debt securitization financing, or if a default occurs under the facility, the short-term lender will sell the assets and we would be responsible for the amount by which the original purchase price of the assets exceeds their sale price, up to the amount of our investment or guaranty.

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

Historically, we have financed most of our investments through CRE debt securitizations and have retained the equity. CRE debt securitization equity receives distributions from the CRE debt securitization only if the CRE debt securitization generates enough income to first pay the holders of its debt securities and its expenses.

Historically, we have financed most of our investments through CRE debt securitizations in which we retained the equity interest. Depending on market conditions and credit availability, we intend to use CRE debt securitizations to finance our investments in the future. The equity interests of a CRE debt securitization are subordinate in right of payment to all other securities issued by the CRE debt securitization. The equity is usually entitled to all of the income generated by the CRE debt securitization after the CRE debt securitization pays all of the interest due on the debt securities and its other expenses. However, there will be little or no income available to the CDO equity if there are excessive defaults by the issuers of the underlying collateral, which would significantly reduce the value of that interest. Reductions in the value of the equity interests we have in a CRE debt securitization, if we determine that they are other-than-temporary, will reduce our earnings. In addition, the liquidity of the equity securities of CDOs is constrained and, because they represent a leveraged investment in the CRE debt securitization’s assets, the value of the equity securities will generally have greater fluctuations than the value of the underlying collateral.

(Back to Index)

(Back to Index)

If our CRE debt securitization financings fail to meet their performance tests, including over-collateralization requirements, our net income and cash flow from these CRE debt securitizations will be eliminated.

Our CRE debt securitizations generally provide that the principal amount of their assets must exceed the principal balance of the related securities issued by them by a certain amount, commonly referred to as “over-collateralization.” If delinquencies and/or losses exceed specified levels, based on the analysis by the rating agencies (or any financial guaranty insurer) of the characteristics of the assets collateralizing the securities issued by the CRE debt securitization issuer, the required level of over-collateralization may be increased or may be prevented from decreasing as would otherwise be permitted if losses or delinquencies did not exceed those levels. A failure by a CRE debt securitization to satisfy an over-collateralization test typically results in accelerated distributions to the holders of the senior debt securities issued by the CRE debt securitization entity, resulting in a reduction or elimination of distributions to more junior securities until the over-collateralization requirements have been met or the senior debt securities have been paid in full.

Our equity holdings and, when we acquire debt interests in CRE debt securitizations, our debt interests, if any, generally are subordinate in right of payment to the other classes of debt securities issued by the CRE debt securitization entity. Accordingly, if over-collateralization tests are not met, distributions on the subordinated debt and equity we hold in these CDOs will cease, resulting in a substantial reduction in our cash flow. Other tests (based on delinquency levels, interest coverage or other criteria) may restrict our ability to receive cash distributions from assets collateralizing the securities issued by the CRE debt securitization entity. Although at December 31, 2019, all of our CRE debt securitizations met their performance tests, we cannot assure you that our CRE debt securitizations will satisfy the performance tests in the future. For information concerning compliance by our CRE debt securitizations with their over-collateralization tests, see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operation - Liquidity and Capital Resources.”

If any of our CRE debt securitizations fail to meet collateralization or other tests relevant to the most senior debt issued and outstanding by the CRE debt securitization issuer, an event of default may occur under that CRE debt securitization. If that occurs, our Manager’s ability to manage the CRE debt securitization likely would be terminated and our ability to attempt to cure any defaults in the CRE debt securitization would be limited, which would increase the likelihood of a reduction or elimination of cash flow and returns to us in those CDOs for an indefinite time.

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

Depending upon market conditions, we intend to seek financing through CRE debt securitizations, which would expose us to risks relating to the accumulation of assets for use in the CRE debt securitizations.

Historically, we have financed a significant portion of our assets through the use of CRE debt securitizations, and have accumulated assets for these financings through short-term credit facilities, typically repurchase agreements or warehouse facilities. Depending upon market condition, and, consequently, the extent to which such financing is available to us, we expect to seek similar financing arrangements in the future. In addition to risks discussed above, these arrangements could expose us to other credit risks, including the following:

•

An event of default under one short-term facility may constitute a default under other credit facilities we may have, potentially resulting in asset sales and losses to us, as well as increasing our financing costs or reducing the amount of investable funds available to us.

•

We may be unable to acquire a sufficient amount of eligible assets to maximize the efficiency of a CRE debt securitization issuance, which would require us to seek other forms of term financing or liquidate the assets. We may not be able to obtain term financing on acceptable terms, or at all, and liquidation of the assets may be at prices less than those we paid, resulting in losses to us.

•

Using short-term financing to accumulate assets for a CRE debt securitization issuance may require us to obtain new financing as the short-term financing matures. Residual financing may not be available on acceptable terms, or at all. Moreover, an increase in short-term interest rates at the time that we seek to enter into new borrowings may reduce the spread between the income on our assets and the cost of our borrowings. This would reduce returns on our assets, which would reduce earnings and, in turn, cash available for distribution to our stockholders.

(Back to Index)

(Back to Index)

Risks Related to Our Hedges

Our hedging transactions may not completely insulate us from interest rate risk or pricing risk and may result in poorer overall investment performance than if we had not engaged in any hedging transactions.

Subject to maintaining our qualification as a REIT, we pursue various hedging strategies to seek to reduce our exposure to losses from adverse changes in interest rates. Our interest rate hedging activity varies in scope depending upon market conditions relating to, among other factors, the level and volatility of interest rates and the type of assets we hold. There are practical limitations on our ability to insulate our portfolio from all of the negative consequences associated with changes in short-term interest rates, including:

•	Available hedges may not correspond directly with the interest rate risk or pricing risk against which we seek protection.
•	The duration of the hedge may not match the duration of the related asset or liability.
•

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

We have adopted written policies and procedures governing our hedging activities. Under these policies and procedures, our Board is responsible for approving the types of hedging instruments we may use, absolute limits on the notional amount and term of a hedging instrument and parameters for the credit-worthiness of hedge counterparties. The senior managers responsible for each of our targeted asset classes are responsible for executing transactions using the services of independent interest rate risk management consultants, documenting the transactions, monitoring the valuation and effectiveness of the hedges, and providing reports concerning our hedging activities and the valuation and effectiveness of our hedges to the audit committee of our Board no less often than quarterly. Our guidelines also require us to engage one or more experienced third-party advisors to provide us with assistance in the identification of interest rate and pricing risks, the analysis, selection and timing of risk protection strategies, the administration and negotiation of hedge documentation, settlement or disposition of hedges, compliance with hedge accounting requirements and measurement of hedge effectiveness and valuation.

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

The success of our hedging transactions will depend on our Manager’s ability to correctly predict movements of interest rates. Therefore, unanticipated changes in interest rates may result in poorer overall investment performance than if we had not engaged in any such hedging transactions. In addition, the degree of correlation between price movements of the instruments used in a hedging strategy and price movements in the portfolio positions being hedged may vary. Moreover, for a variety of reasons, we may not seek to establish a perfect correlation between such hedging instruments and the portfolio holdings being hedged. Any such imperfect correlation may prevent us from achieving the intended hedge and expose us to risk of loss.

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

The Commodity Futures Trading Commission has issued and continues to issue new rules regarding swaps, under the authority granted to it pursuant to the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010. Most interest rate hedging arrangements that we enter into must be cleared by a Derivatives Clearing Organization, or DCO. We access the DCO through Futures Commission Merchants, or FCMs. For any centrally cleared interest rate swap, were the DCO or FCM to default in its obligations under these hedging arrangements, we would lose the hedge protection for which we had contracted and, depending upon market conditions, could result in significant losses to us. We cannot assure you that we could replace the defaulted hedges or that the terms of any replacement hedges we could obtain would be on similar terms, or as to the cost to us of obtaining replacement hedges.

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

We utilize core earnings as a measure of our operating performance and believe that it is useful to analysts, investors and other parties in the evaluations of REITs. We believe core earnings is a useful measure of our operating performance because it excludes the effects of certain transactions and GAAP adjustments that we believe are not necessarily indicative of our current CRE loan origination portfolio and other CRE-related investments and operations. Core Earnings exclude (i) non-cash equity compensation expense, (ii) unrealized gains or losses, (iii) non-cash provision for loan losses, (iv) non-cash impairments on securities, (v) non-cash amortization of discounts or premiums associated with borrowings, (vi) net income or loss from limited partnership interests owned at the initial measurement date, (vii) net income or loss from non-core assets, (viii) real estate depreciation and amortization, (ix) foreign currency gains or losses and (x) income or losses from discontinued operations. Core Earnings may also be adjusted periodically to exclude certain one-time events pursuant to changes in GAAP and certain non-cash items. Although pursuant to the Management Agreement we calculate incentive compensation using Core Earnings excluding incentive compensation payable to our Manager, we include incentive compensation payable to our Manager in Core Earnings for reporting purposes. Core Earnings allocable to common shares, adjusted, or Core Earnings Adjusted, is a non-GAAP financial measure used to evaluate our operating performance. Core Earnings Adjusted exclude certain non-recurring items and the results of certain transactions that are not indicative of our ongoing operating performance. Core Earnings and Core Earnings Adjusted do not represent net income or cash generated from operating activities and should not be considered as an alternative to GAAP net income or as a measure of liquidity under GAAP. Our methodology for calculating Core Earnings and Core Earnings Adjusted may differ from methodologies used by other companies to calculate similar supplemental performance measures, and accordingly, our reported Core Earnings and Core Earnings Adjusted may not be comparable to similar performance measures used by other companies.

We believe economic book value is an appropriate measure of our economic position; however, it should not be considered a replacement to stockholders’ equity or common stock book value.

We utilize economic book value as a measure of our economic position and believe that it is useful to analysts, investors and other parties in the evaluations of REITs. We believe economic book value is a useful and appropriate supplement to GAAP stockholders’ equity and common stock book value because it adjusts common stock book value for the face redemption amounts of the outstanding preferred stock and convertible senior notes. Economic book value does not represent GAAP stockholders’ equity or common stock book value and should not be considered as an alternative to those measures.

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

We may have to repurchase assets that we have sold in connection with CRE debt securitizations and other securitizations.

If any of the assets that we originate or acquire and sell or securitize do not comply with representations and warranties that we make about them, we may have to repurchase these assets from the CRE debt securitization or securitization vehicle, or replace them. In addition, we may have to indemnify purchasers for losses or expenses incurred as a result of a breach of a representation or warranty. Any significant repurchases or indemnification payments could materially reduce our liquidity, earnings and ability to make distributions.

(Back to Index)

(Back to Index)

If our allowance for loan losses is not adequate to cover actual future loan and lease losses, our earnings may decline.

We maintain an allowance for loan losses to provide for loan defaults and non-performance by borrowers of their obligations. Our allowance for loan losses may not be adequate to cover actual future loan losses and future provisions for loan losses could materially reduce our income. We base our allowance for loan losses on prior experience, as well as an evaluation of risks in the current portfolio. However, losses have in the past, and may in the future, exceed our current estimates, and the difference could be substantial. The amount of future losses is susceptible to changes in economic, operating and other conditions that may be beyond our control, including changes in interest rates, changes in borrowers’ creditworthiness and the value of collateral securing loans. Additionally, if we seek to expand our loan portfolios, we may need to make additional provisions for loan losses to ensure that the allowance remains at levels deemed appropriate by our management for the size and quality of our portfolios. While we believe that our allowance for loan and lease losses at December 31, 2019 is adequate to cover our anticipated losses, we cannot assure you that it will not increase in the future. Any increase in our allowance for loan losses will reduce our income and, if sufficiently large, could cause us to incur loss.

A new accounting standard will likely require us to increase our allowance for loan losses and may have a material adverse effect on our business, financial condition and results of operations.

In June 2016, the Financial Accounting Standards Board issued updated guidance that significantly changes how entities will measure credit losses for most financial assets and certain other instruments that are not measured at fair value through net income. The guidance will replace the incurred loss model under existing guidance with a current expected credit loss (“CECL”) model for instruments measured at amortized cost, and requires entities to record allowances for available-for-sale debt securities rather than reduce the carrying amount, as done under the other-than-temporary impairment model. The guidance is effective for fiscal years beginning after December 15, 2019.

The CECL reserve required is a valuation account that is deducted from the related loans’ and debt securities’ amortized cost basis on our consolidated balance sheets, and which will reduce our total stockholders’ equity. The initial CECL reserve recorded on January 1, 2020 will be reflected as a direct charge to retained earnings; however future changes to the CECL reserve will be recognized through net income on our consolidated statements of operations. While the guidance does not require any particular method for determining the CECL allowance, it does specify the allowance should be based on relevant information about past events, including historical loss experience, current portfolio and market conditions, and reasonable and supportable forecasts for the duration of each respective loan. Because our methodology for determining CECL allowances may differ from the methodologies employed by other companies, our CECL allowances may not be comparable with the CECL allowances reported by other companies. In addition, other than pursuant to a few narrow exceptions, the guidance requires that all financial instruments subject to the CECL model have some amount of reserve to reflect the GAAP principal underlying the CECL model that all loans, debt securities, and similar assets have some inherent risk of loss, regardless of credit quality, subordinate capital, or other mitigating factors. Accordingly, we expect that the adoption of the CECL model will materially affect how we determine our allowance for loan losses and could require us to increase our allowance and recognize provisions for loan losses earlier in the lending cycle. Moreover, the CECL model may create more volatility in the level of our allowance for loan losses. If we are required to materially increase our level of allowance for loan losses for any reason, such increase could adversely affect our business, financial condition and results of operations.

Our due diligence may not reveal all of an investment’s weaknesses.

Before investing in any asset, we will assess the strength and skills of the asset’s management and operations, the value of the asset and, for debt investments, the value of any collateral securing the debt, the ability of the asset or underlying collateral to service the debt and other factors that we believe are material to the performance of the investment. In making the assessment and otherwise conducting customary due diligence, we will rely on the resources available to us and, in some cases, an investigation by third parties. This process is particularly important and subjective with respect to investments in newly-organized entities because there may be little or no information publicly available about the entities or, with respect to debt securities, any underlying collateral. Our due diligence processes, however, may not uncover all facts that may be relevant to an investment decision.

The ability to sell our fixed-rate CRE loans held for sale to CMBS securitizations is an important source of our liquidity to fund this business. If we are unable to sell our fixed-rate CRE loans held for sale to CMBS securitizations in accordance with our operating strategy, we may be unable to sell the loans on economically viable terms, if at all, which would adversely affect our liquidity and our ability to fund operations.

If a substantial portion of our originated or acquired fixed-rate CRE loans held for sale are unable to be sold to CMBS securitizations, we may not be able to find alternative markets in which to sell the loans on commercially favorable terms, which would adversely impact our operations in this business line and prevent us from originating new fixed-rate CRE loans. If we are unable to sell to CMBS securitizations, we may be required to sell assets at below market prices or hold the loans on our balance sheet as loans held for investment, either of which could have a material adverse effect on our overall financial position, profitability and liquidity.

(Back to Index)

(Back to Index)

Risks Related to Our Investments

Declines in the market values of our investments may reduce periodic reported results, credit availability and our ability to make distributions.

We classify a substantial portion of our assets for accounting purposes as “available-for-sale.” As a result, reductions in the market values of those assets are directly charged to accumulated other comprehensive income (loss) and reduce our stockholders’ equity. A decline in these values will reduce the book value of our assets. Moreover, if the decline in value of an available-for-sale asset is other-than-temporary, we are required by GAAP to record the decline as an asset impairment, which will reduce our earnings.

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

Changes in the method for determining the LIBOR or a replacement of LIBOR may adversely affect the value of our loans, investments and borrowings and could affect our results of operations.

We utilize LIBOR as a benchmark interest rate for the pricing of our CRE loans and are exposed to LIBOR through our issuance of notes on our securitizations and the use of term facilities and repurchase agreements, certain of which are hedged with interest rate swap contracts. In July 2017, the U.K. Financial Conduct Authority announced that it would phase out LIBOR as a benchmark by the end of 2021. It is unclear whether new methods of calculating LIBOR will be established such that it continues to exist after 2021. While there is no consensus on what rate or rates may become accepted alternatives to LIBOR, the U.S. Federal Reserve, in conjunction with the Alternative Reference Rates Committee, a steering committee comprising large U.S. financial institutions, has identified the Secured Overnight Financing Rate, or SOFR, a new index calculated by short-term repurchase agreements, backed by U.S. Treasury securities, as its preferred alternative rate for LIBOR. When LIBOR ceases to exist, we may need to amend our loan and borrowing agreements and our derivative contracts that utilize LIBOR as a factor in determining the interest rate or hedge against fluctuations in LIBOR based on a new standard that is established, if any. Any resulting differences in interest rate standards among our assets and our borrowings may result in interest rate mismatches between our assets and the borrowings used to fund such assets. There is no guarantee that a transition from LIBOR to SOFR or to another alternative rate will not result in financial market disruptions and significant increases in benchmark rates, resulting in increased financing costs to us, any of which could have an adverse effect on our business, results of operations, financial condition, and the market price of our common stock.

Investing in mezzanine debt, preferred equity, mezzanine or other subordinated tranches of CMBS involves greater risks of loss than senior secured debt investments.

Subject to maintaining our qualification as a REIT and exclusion from regulation under the Investment Company Act, we may invest in mezzanine debt, preferred equity and mezzanine or other subordinated tranches of CMBS. We currently have investments in mezzanine debt and preferred equity. These types of investments carry a higher degree of risk of loss than senior secured debt investments such as our whole loan investments because, in the event of default and foreclosure, holders of senior liens will be paid in full before mezzanine investors. Depending on the value of the underlying collateral at the time of foreclosure, there may not be sufficient assets to pay all or any part of amounts owed to mezzanine investors. Moreover, mezzanine and other subordinate debt investments may have higher LTV than conventional senior lien financing, resulting in less equity in the collateral and increasing the risk of loss of principal. If a borrower defaults or declares bankruptcy, we may be subject to agreements restricting or eliminating our rights as a creditor, including rights to call a default, cure a default, foreclose on collateral, and accelerate maturity or control decisions made in bankruptcy proceedings. In addition, the prices of lower credit quality securities are generally less sensitive to interest rate changes than more highly rated investments, but more sensitive to economic downturns or individual issuer developments because the ability of obligors of investments underlying the securities to make principal and interest payments may be impaired. In such event, existing credit support relating to the securities’ structure may not be sufficient to protect us against loss of our principal. For additional risks regarding real estate-related loans, see “Risks Related to Real Estate Investments.”

(Back to Index)

(Back to Index)

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

Commercial mortgage loans are secured by, and mezzanine loans and CRE equity investments depend on, the performance of the underlying property and are subject to risks of delinquency and foreclosure, and risks of loss, that are greater than similar risks associated with loans made on the security of single-family residential properties. The ability of a borrower to repay a loan or make distributions secured by or dependent upon an income-producing property typically depends primarily upon the successful operation of the property rather than upon the existence of independent income or assets of the borrower. If the net operating income of the property is reduced, the borrower’s ability to repay the loan or ability to make distributions may be impaired. Net operating income of an income producing property can be affected by, among other things:

•	tenant mix, success of tenant businesses, tenant bankruptcies and property management decisions;
•	property location and condition;
•	competition from comparable types of properties;
•	changes in laws that increase operating expenses or limit rents that may be charged;
•	any need to address environmental contamination at the property;
•	the occurrence of any uninsured casualty at the property;
•	changes in national, regional or local economic conditions and/or the conditions of specific industry segments in which the lessees may operate;

(Back to Index)

(Back to Index)

•	declines in regional or local real estate values;
•	declines in regional or local rental or occupancy rates;
•	increases in interest rates, real estate tax rates and other operating expenses;
•	the availability of debt or equity financing;
•	increases in costs of construction material;
•	changes in governmental rules, regulations and fiscal policies, including environmental legislation and zoning laws; and
•	acts of God, terrorism, pandemic, social unrest and civil disturbances.

We risk loss of principal on defaulted mortgage loans we hold to the extent of any deficiency between the value we can realize from the sale of the collateral securing the loan upon foreclosure and the loan’s principal and accrued interest. Moreover, foreclosure of a mortgage loan can be an expensive and lengthy process that could reduce the net amount we can realize on the foreclosed mortgage loan. In a bankruptcy of a mortgage loan borrower, the mortgage loan will be deemed to be secured only to the extent of the value of the underlying collateral at the time of bankruptcy as determined by the bankruptcy court, and the lien securing the mortgage loan will be subject to the avoidance powers of the bankruptcy trustee or debtor-in-possession to the extent the lien is unenforceable under state law.

For a discussion of additional risks associated with mezzanine loans, see - “Risks Related to Our Investments - Investing in mezzanine debt, preferred equity and mezzanine or other subordinated tranches of CMBS involves greater risks of loss than senior secured debt investments.”

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

Our Manager’s fee structure may not create proper incentives, and the incentive compensation we pay our Manager may increase the investment risk of our portfolio.

Our Manager is entitled to receive a base management fee equal to 1/12th of our equity, as defined in the Management Agreement, multiplied by 1.50%. Since the base management fee is based on our outstanding equity after December 31, 2018, our Manager could be incentivized to recommend strategies that increase our equity, and there may be circumstances where increasing our equity will not optimize the returns for our stockholders.

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

Our officers, other than our Chief Financial Officer, Chief Accounting Officer and several accounting and tax professionals on their staff, as well as the officers, directors and employees of C-III and Resource America who provide services to us, are not required to work full time on our affairs, and devote significant time to the affairs of Resource America or C-III. As a result, there may be significant conflicts between us, on the one hand, and our Manager, C-III and Resource America on the other, regarding allocation of our Manager’s and Resource America’s or C-III’s resources to the management of our investment portfolio.

We may invest in B-Pieces issued by CMBS trusts to which C-III may contribute loans, and as a result our Manager and C-III may have a conflict in determining whether any such loan should be excluded from the securitization.

We may seek opportunities to invest in the unrated or certain non-investment grade tranches of securities, or, collectively, a B-Piece, issued by CMBS trusts. Because a B-Piece represents the “first loss position,” or riskiest portion of the trust, the buyers of the senior CMBS tranches typically depend on the B-Piece buyer to conduct due diligence on the underlying loans expected to be contributed to the CMBS trust in the securitization. In such cases, our Manager will rely upon the personnel of C-III to analyze the loans and negotiate with the sponsor to potentially exclude certain loans determined to be too risky. If C-III Commercial Mortgage a wholly-owned subsidiary of C-III, seeks to contribute one or more loans to the same CMBS trust, our Manager and C-III may have a conflict in determining whether loans to be contributed by C-III Commercial Mortgage should be excluded from the securitization transaction.

We have engaged in and may again engage in transactions with entities affiliated with our Manager. Our policies and procedures may be insufficient to address any conflicts of interest that may arise.

We have established policies and procedures regarding review, approval and ratification of transactions that may give rise to a conflict of interest between persons affiliated or associated with our Manager and us. In the ordinary course of our business, we have ongoing relationships and have engaged in and may again engage in transactions with entities affiliated or associated with our Manager. See “Item 13. Certain Relationships and Related Transactions and Director Independence - Relationships and Related Transactions” in this report. Our policies and procedures may not be sufficient to address any conflicts of interest that arise.

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

Maryland Control Share Acquisition Act. Maryland law provides that “control shares” of a corporation acquired in a “control share acquisition” will have no voting rights except to the extent approved by a vote of two-thirds of the votes eligible to be cast on the matter under the Maryland Control Share Acquisition Act, or the Maryland Act. The Maryland Act defines “control shares” as voting shares of stock that, if aggregated with all other shares of stock owned by the acquirer or in respect of which the acquirer is able to exercise or direct the exercise of voting power (except solely by virtue of a revocable proxy), would entitle the acquirer to exercise voting power in electing directors within one of the following ranges of voting power: one-tenth or more but less than one-third, one-third or more but less than a majority, or a majority or more of all voting power. A “control share acquisition” means the acquisition of control shares, subject to specific exceptions.

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

The obligation of our Manager under the Management Agreement is to render its services in good faith. It will not be responsible for any action taken by our Board or investment committee in following or declining to follow its advice and recommendations. Furthermore, as discussed above under - “Risks Related to Our Manager,” it will be difficult and costly for us to terminate the Management Agreement without cause. In addition, we will indemnify our Manager, C-III, Resource America and their officers and affiliates for any actions taken by them in good faith.

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

Furthermore, as it relates to our investment in our real estate subsidiary, RCC RE, we rely on an exclusion from registration as an investment company afforded by Section 3(c)(5)(C) of the Investment Company Act. Given the material size of RCC RE relative to our 3(a)(1)(C) exclusion, were RCC RE to be deemed to be an investment company (other than by application of the Section 3(c)(1) exemption for closely held companies and the Section 3(c)(7) exemption for companies owned by “qualified purchasers”), we would not qualify for our 3(a)(1)(C) exclusion. Under the Section 3(c)(5)(C) exclusion, RCC RE is required to maintain, on the basis of positions taken by the SEC staff in interpretive and no-action letters, a minimum of 55% of the value of the total assets of its portfolio in Qualifying Interests and a minimum of 80% in Qualifying Interests and real estate-related assets, with the remainder permitted to be miscellaneous assets. Because registration as an investment company would significantly affect RCC RE’s ability to engage in certain transactions or to organize itself in the manner it is currently organized, we intend to maintain its qualification for this exclusion from registration.

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

(Back to Index)

(Back to Index)

If RCC RE’s portfolio does not comply with the requirements of the exclusion we rely upon, it could be forced to alter its portfolio by selling or otherwise disposing of a substantial portion of the assets that are not Qualifying Interests or by acquiring a significant position in assets that are Qualifying Interests. Altering its portfolio in this manner may have an adverse effect on its investments if it is forced to dispose of or acquire assets in an unfavorable market, and may adversely affect our stock price.

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

Certain of the assets that we hold are not qualified and will not be qualified real estate assets for purposes of the REIT asset tests. CMBS securities should generally qualify as real estate assets. However, to the extent that we own non-REMIC collateralized mortgage obligations or other debt investments secured by mortgage loans (rather than by real property) or secured by non-real estate assets, or debt securities that are not secured by mortgages on real property, those securities are likely not qualifying real estate assets for purposes of the REIT asset test, and will not produce qualifying real estate income. Further, whether securities held by warehouse lenders or financed using repurchase agreements are treated as qualifying assets or as generating qualifying real estate income for purposes of the REIT asset and income tests depends on the terms of the warehouse or repurchase financing arrangement.

We generally will be treated as the owner of any assets that collateralize CRE debt securitization transactions to the extent that we retain all of the equity of the securitization vehicle and do not make an election to treat such securitization vehicle as a TRS, as described in further detail below. It may be possible to reduce the impact of the REIT asset and gross income requirements by holding certain assets through our TRSs, subject to certain limitations as described below.

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

Excess inclusion income could result if we hold a residual interest in a REMIC. Excess inclusion income also could be generated if we issue debt obligations, such as certain CRE debt securitizations, with two or more maturities and the terms of the payments on these obligations bore a relationship to the payments that we received on our mortgage related securities securing those debt obligations (i.e., if we were to own an interest in a taxable mortgage pool). While we do not expect to acquire significant amounts of residual interests in REMICs, nor do we currently own residual interests in taxable mortgage pools, we do issue debt in certain CRE debt securitizations that may generate excess inclusion income.

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

If we make distributions in excess of our current and accumulated earnings and profits, they will be treated as a return of capital, which will reduce the adjusted basis of your stock. To the extent such distributions exceed your adjusted basis, you may recognize a capital gain upon distribution.

Unless you are a tax-exempt entity, distributions that we make to you generally will be subject to tax as ordinary income to the extent of our current and accumulated earnings and profits as determined for federal income tax purposes. If the amount we distribute to you exceeds your allocable share of our current and accumulated earnings and profits, the excess will be treated as a return of capital to the extent of your adjusted basis in your stock, which will reduce your basis in your stock but will not be subject to tax. To the extent the amount we distribute to you exceeds both your allocable share of our current and accumulated earnings and profits and your adjusted basis, this excess amount will be treated as a gain from the sale or exchange of a capital asset. For risks related to the use of uninvested offering proceeds or borrowings to fund distributions to stockholders, see - “Risks Related to Our Organization and Structure. - We have not established a minimum distribution payment level and we cannot assure you of our ability to make distributions in the future.”

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

XAN RE TRS will pay federal, state and local income tax on its taxable income, and its after-tax net income is available for distribution to us but is not required to be distributed to us. Income that is not distributed to us by our U.S. TRS will not be subject to the REIT 90% distribution requirement and therefore will not be available for distributions to our stockholders. We anticipate that the aggregate value of the securities we hold in our TRS will be less than 20% of the value of our total assets, including our TRS security. We will monitor the compliance of our investments in TRSs with the rules relating to value of assets and transactions not on an arm’s-length basis. We cannot assure you, however, that we will be able to comply with such rules.

Complying with REIT requirements may limit our ability to hedge effectively.

The REIT provisions of the Code substantially limit our ability to hedge MBS and related borrowings. Under these provisions, our annual gross income from qualifying and non-qualifying hedges of our borrowings, together with any other income not generated from qualifying real estate assets, cannot exceed 25% of our gross income. In addition, our aggregate gross income from non-qualifying hedges, fees and certain other non-qualifying sources cannot exceed 5% of our annual gross income determined without regard to income from qualifying hedges. As a result, we might have to limit our use of advantageous hedging techniques or implement those hedges through XAN RE TRS. This could increase the cost of our hedging activities or expose us to greater risks associated with changes in interest rates than we would otherwise want to bear.

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

The Tax Cuts and Jobs Act, or TCJA, made significant changes to the U.S. federal income tax rules for taxation of individuals and corporations, generally effective for taxable years beginning after December 31, 2017. In addition to reducing corporate and individual tax rates, the TCJA eliminates or restricts various deductions. Most of the changes applicable to individuals are temporary and apply only to taxable years beginning after December 31, 2017 and before January 1, 2026. The TCJA makes numerous large and small changes to the tax rules that do not affect the REIT qualification rules directly but may otherwise affect us or our stockholders.

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

Dividends paid by REITs are generally not eligible for the reduced 15% maximum tax rate for dividends paid to individuals (20% for those with taxable income above certain thresholds that are adjusted annually under current law). The more favorable rates applicable to regular corporate dividends could cause stockholders who are individuals to perceive investments in REITs to be relatively less attractive than investments in the stock of non-REIT corporations that pay dividends to which more favorable rates apply, which could reduce the value of the stocks of REITs. However, under the TCJA, regular dividends from REITs are treated as income from a pass-through entity and are eligible for a 20% deduction. As a result, our regular dividends are taxed at 80% of an individual’s marginal tax rate. The current maximum rate is 37% resulting in a maximum tax rate of 29.6%. Dividends from REITs as well as regular corporate dividends will also be subject to a 3.8% Medicare surtax for taxpayers with modified adjusted gross income above $200,000 (if single) or $250,000 (if married and filing jointly).

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

We maintain offices in New York, New York and Philadelphia, Pennsylvania. Our principal office is located in leased space at 717 Fifth Avenue, New York, New York 10022. We do not own any principal real property.

ITEM 3.	LEGAL PROCEEDINGS

We may become involved in litigation on various matters due to the nature of our business activities. The resolution of these matters may result in adverse judgments, fines, penalties, injunctions and other relief against us as well as monetary payments or other agreements and obligations. In addition, we may enter into settlements on certain matters in order to avoid the additional costs of engaging in litigation. Except as discussed below, we are unaware of any contingencies arising from such litigation that would require accrual or disclosure in the consolidated financial statements at December 31, 2019.

Primary Capital Mortgage, LLC (“PCM”) is subject to potential litigation related to claims for repurchases or indemnifications on loans that PCM has sold to third parties. At December 31, 2019 and 2018, no such litigation demand was outstanding. Reserves for such potential litigation demands are included in the reserve for mortgage repurchases and indemnifications that totaled $1.7 million at December 31, 2019 and 2018. The reserves for mortgage repurchases and indemnifications are included in liabilities held for sale on the consolidated balance sheets.

Settled and Dismissed Litigation Matters

We previously disclosed two consolidated shareholder derivative actions filed in the United States District Court for the Southern District of New York (the “Court”) that purported to assert claims on our behalf similar to the claims in the New York State Actions (defined below) (collectively, the “Federal Actions”): (a) by shareholders who declined to make a demand on our board of directors (our “Board”) prior to filing suit (the “Federal Demand Futile Actions”), which comprised a suit filed in January 2017 (the “Greenberg Action”) and another suit filed in January 2017 (the “DeCaro Action”); and (b) by shareholders who served demands on our Board to bring litigation and allege that their demands were wrongfully refused (the “Federal Demand Refused Actions”), which comprised a suit filed in February 2017 (the “McKinney Action”), a suit filed in March 2017 (the “Sherek/Speigel Action”) and a suit filed in April 2017 (the “Sebenoler Action”). In January 2019, the parties to the Federal Actions executed a stipulation and agreement of settlement (the “Federal Actions Settlement Agreement”), which received final approval from the Court on May 17, 2019. Under the Federal Actions Settlement Agreement, we agreed to implement certain corporate governance changes and paid $550,000 in plaintiffs’ attorneys’ fees, funded by our insurers. In exchange for the settlement consideration, the defendants were released from liability for certain claims, including all claims asserted in the Federal Actions. Among other terms and conditions, the Federal Actions Settlement Agreement provided that the defendants deny any and all allegations of wrongdoing and maintained that they have acted lawfully and in accordance with their fiduciary duties at all times.

(Back to Index)

(Back to Index)

We previously disclosed six separate shareholder derivative suits filed in the Supreme Court of New York purporting to assert claims on our behalf (the “New York State Actions”) that were filed on the following dates: December 2015 (the “Reaves Action”); February 2017 (the “Caito Action”); March 2017 (the “Simpson Action”); March 2017 (the “Heckel Action”); May 2017 (the “Schwartz Action”); and August 2017 (the “Greff Action”). Plaintiffs in the Schwartz Action and Greff Action made demands on our Board before filing suit, but plaintiffs in the Reaves Action, Caito Action, Simpson Action and Heckel Action did not. All of the shareholder derivative suits were substantially similar and alleged that certain of our current and former officers and directors breached their fiduciary duties, wasted corporate assets and/or were unjustly enriched. Certain complaints asserted additional claims against Exantas Capital Manager Inc. (our “Manager”) and Resource America, Inc. (“Resource America”) for unjust enrichment based on allegations that our Manager received excessive management fees from us. In June 2019 and July 2019, the Schwartz Action and Greff Action, respectively, were dismissed. In October 2019, the four remaining New York State Actions were dismissed.

We previously disclosed another shareholder derivative action filed in the United States District Court for the District of Maryland against certain of our former officers and directors and our Manager (the “Hafkey Action”). The complaint asserted a breach of fiduciary duty claim that was substantially similar to the claims at issue in the Federal Actions. In May 2019, the plaintiff in the Hafkey Action voluntarily dismissed his suit in light of the settlement and dismissal of the Federal Actions.

We previously disclosed another shareholder derivative action filed in the Maryland Circuit Court against certain of our current and former officers and directors, as well as our Manager and Resource America (the “Canoles Action”). The complaint (as amended) in the Canoles Action asserted a variety of claims, including claims for breach of fiduciary duty, unjust enrichment and corporate waste, which were based on allegations substantially similar to those at issue in the Federal Demand Futile Actions. In July 2019, the plaintiff in the Canoles Action voluntarily dismissed his suit in light of the settlement and dismissal of the Federal Actions.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

(Back to Index)

(Back to Index)

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our common stock is listed on the New York Stock Exchange, or NYSE, under the symbol “XAN.”

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

At March 6, 2020, there were 32,061,203 shares of common stock outstanding held by 319 holders of record. The 319 holders of record include Cede & Co., which holds shares as nominee for The Depository Trust Company, which itself holds shares on behalf of the beneficial owners of our common stock. Such information was obtained through our registrar and transfer agent.

The following table summarizes certain information about our 2005 Stock Incentive Plan and Second Amended and Restated Omnibus Equity Compensation Plan at December 31, 2019:

	(a)	(b)	(c)
Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans Excluding Securities Reflected in Column (a)
Equity compensation approved by security holders:
Options	10,000	$25.60
Restricted stock	420,962	N/A
Total	430,962		2,015,179

Our 8.625% Fixed-to-Floating Series C Cumulative Redeemable Preferred Stock, or Series C Preferred Stock, is listed on the NYSE and trades under the symbol “XANPrC.” We have declared and paid the specified quarterly dividend per share of $0.539063 through January 2020. No dividends are currently in arrears on the Series C Preferred Stock.

Issuer Purchases of Equity Securities

In March 2016, our Board approved a securities repurchase program for up to $50.0 million of our outstanding securities. During the year ended December 31, 2019, we did not repurchase any shares of our common or preferred stock through this program. At December 31, 2019, $44.9 million remains available in this repurchase plan.

(Back to Index)

(Back to Index)

Performance Graph

The following line graph presentation compares cumulative total shareholder returns on our common stock with the Russell 2000 Index and the FTSE NAREIT All REIT Index for the period from December 31, 2014 to December 31, 2019. The graph and table assume that $100 was invested in each of our common stock, the Russell 2000 Index and the FTSE NAREIT All REIT Index on December 31, 2014, and that all dividends were reinvested. This data is furnished by the Research Data Group.

*$100 invested on December 31, 2014 in stock or index, including reinvestment of dividends.

(Back to Index)

(Back to Index)

ITEM 6.	SELECTED FINANCIAL DATA

The following selected financial and operating information should be read in conjunction with “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our consolidated financial statements and accompanying notes included in “Item 8. Financial Statements and Supplementary Data” (dollars in thousands, except per share amounts):

	Years Ended December 31,
	2019	2018	2017	2016	2015
Consolidated Statements of Operations Data:
Net interest income	$61,049	$55,163	$41,661	$58,871	$65,388
Net income (loss) from continuing operations	$36,217	$27,306	$47,457	$(11,334)	$11,079
Per Share Data: (1)
Dividends declared per common share	$0.95	$0.475	$0.20	$1.31	$2.34
Net income (loss) per common share - basic:
Continuing operations	$0.82	$0.22	$0.64	$(1.10)	$(0.62)
Net income (loss) per common share - diluted:
Continuing operations	$0.81	$0.22	$0.64	$(1.10)	$(0.62)
Weighted average number of common shares outstanding - basic	31,430,113	31,198,319	30,836,400	30,539,369	32,280,319
Weighted average number of common shares outstanding - diluted	31,670,356	31,383,102	31,075,787	30,539,369	32,280,319

(1)	All per share amounts stated take into account the one-for-four reverse stock split effective on August 31, 2015 as though it were in full effect for all periods presented for comparative purposes.

	At December 31,
	2019	2018	2017	2016	2015
Consolidated Balance Sheets Data:
Total assets	$2,454,326	$2,130,913	$1,912,075	$2,053,543	$2,765,562
Borrowings	$1,872,577	$1,554,223	$1,163,485	$1,191,456	$1,621,713
Total Exantas Capital Corp. stockholders’ equity	$556,398	$553,819	$671,476	$704,299	$818,863

(Back to Index)

(Back to Index)

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with our consolidated financial statements and accompanying notes included in “Item 8. Financial Statements and Supplementary Data” of this annual report on Form 10-K.

We have omitted discussion of the earliest of the three years covered by our consolidated financial statements presented in this report as that disclosure is included in our Annual Report on Form 10-K for the year ended December 31, 2018 filed with the Securities and Exchange Commission (“SEC”) on March 11, 2019. You are encouraged to reference the discussion and analysis of our results of operations for the year ended December 31, 2017 compared to the year ended December 31, 2018 in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” within that report.

Overview

We are a Maryland corporation and real estate investment trust (“REIT”) that is primarily focused on originating, holding and managing commercial real estate (“CRE”) mortgage loans and other commercial real estate-related debt investments. We are externally managed by Exantas Capital Manager Inc. (our “Manager”), which is an indirect wholly-owned subsidiary of C-III Capital Partners LLC (“C-III”), a leading commercial real estate investment management and services company engaged in a broad range of activities. C-III is the beneficial owner of 2.4% of our outstanding shares of common stock at December 31, 2019. Our Manager draws upon the management teams of C-III and its subsidiaries and its collective investment experience to provide its services. Our objective is to provide our stockholders with total returns over time, including quarterly distributions and capital appreciation, while seeking to manage the risks associated with our investment strategies. We have financed a substantial portion of our portfolio investments through borrowing strategies seeking to match the maturities and repricing dates of our financings with the maturities and repricing dates of our investments, and we have sought to mitigate interest rate risk through derivative instruments.

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

Our investment strategy targets the following CRE credit investments, including:

•

Floating and fixed-rate first mortgage loans, which we refer to as whole loans. These loans are typically secured by first liens on CRE property, including the following property types: office, multifamily, self-storage, retail, hotel, healthcare, student housing, manufactured housing, industrial and mixed-use.

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

•

Mezzanine debt that is senior to borrower’s equity but is subordinated to other third-party debt. Like B-notes, these loans are also subordinated CRE loans, but are usually secured by a pledge of the borrower’s equity ownership in the entity that owns the property or by a second lien mortgage on the property.

•

Preferred equity investments that are subordinate to first mortgage loans and mezzanine debt. These investments may be subject to more credit risk than subordinated debt but provide the potential for higher returns upon a liquidation of the underlying property and are typically structured to provide some credit enhancement differentiating it from the common equity in such investments.

•

Commercial mortgage-backed securities (“CMBS”) that are collateralized by commercial mortgage loans, including senior and subordinated investment grade CMBS, below investment grade CMBS and unrated CMBS.

•	CRE investments: We may invest in other income producing real estate debt and equity investments.

We generate our income primarily from the spread between the revenues we receive from our assets and the cost to finance our ownership of those assets, including corporate debt and from hedging interest rate risks.

(Back to Index)

(Back to Index)

We use leverage to enhance our returns, and we have financed each of our different asset classes with different degrees of leverage. The cost of borrowings to finance our investments is a significant part of our expenses. Our net income depends on our ability to control these expenses relative to our revenue. We have historically financed our CRE loan portfolio with repurchase agreements as a short-term financing source and securitizations and, to a lesser extent, other term financing as long-term financing sources. We expect to continue to use these financing sources into the near term future. At December 31, 2019, our match-funded, floating-rate CRE and CMBS investments, at par, comprised 93% of the core investment portfolio totaling $2.3 billion. Additionally, in April 2019, we closed a CRE debt securitization that financed $687.2 million of CRE loans and sold $575.8 million of non-recourse, floating-rate notes to third party investors.

In March 2020, we priced a CRE debt securitization that will finance CRE loans of $522.6 million at a weighted average cost of the London Interbank Offered Rate (“LIBOR”) plus 1.43%. The Company intends to purchase $26.1 million and $16.3 million of the Class D notes and Class E notes, respectively, upon closing.

We use derivative financial instruments to hedge a portion of the interest rate risk associated with our borrowings. We generally seek to minimize interest rate risk with a strategy that is expected to result in the least amount of volatility under accounting principles generally accepted in the United States of America (“GAAP”) while still meeting our strategic economic objectives and maintaining adequate liquidity and flexibility. These hedging transactions may include interest rate swaps, collars, caps or floors, puts, calls and options.

Our CRE floating-rate loans have LIBOR floors and minimum interest periods that typically range from 12 to 18 months at the time of a loan’s origination. In a lower interest rate environment, our LIBOR floors provide asset yield protection when LIBOR falls below an in-place loan floor. In addition, our net investment returns are enhanced by a decline in the cost of our floating-rate liabilities that do not have LIBOR floors. At December 31, 2019, our $1.8 billion floating-rate CRE loan portfolio, at par, has a weighted average LIBOR floor of 1.89% and weighted average spread over LIBOR of 3.49%.

In November 2016, our board of directors (our “Board”) approved the strategic plan (the “Plan”) to focus our strategy on CRE debt investments. The Plan contemplated disposing of certain loans underwritten prior to 2010 (“legacy CRE loans”), exiting non-core asset classes and businesses and maintaining a dividend policy based on sustainable earnings.

We have substantially completed the execution of the Plan. As of December 31, 2019, we had approximately $28.0 million, composed of one legacy CRE loan and an asset held for sale (see Note 23 in “Item 8. Financial Statements and Supplementary Data - Notes to Consolidated Financial Statements”), remaining of the $480.1 million identified Plan assets. We have deployed the capital received from executing the Plan primarily into our CRE lending business and CMBS investments, bringing our equity allocation in core assets and non-core assets to 95% and 5%, respectively at both December 31, 2019 and 2018. These investments were initially financed in part through our CRE and CMBS term facilities and, in the case of CRE loans, through securitizations.

We typically target transitional floating-rate CRE loans between $5.0 million and $20.0 million. During the year ended December 31, 2019, we acquired 28 CRE loans with total commitments of $210.8 million from C-III Commercial Mortgage LLC (“C-III Commercial Mortgage”), an affiliate of our Manager, and originated 45 CRE loans with total commitments of $731.2 million. At December 31, 2019, our CRE loan portfolio comprised approximately $1.8 billion of floating-rate CRE whole loans with a weighted average spread of 3.49% over one-month LIBOR. Additionally, our CRE loan portfolio comprised one $4.7 million mezzanine loan and $26.2 million of preferred equity investments at December 31, 2019. During the year ended December 31, 2019, we acquired CMBS with total face values of $147.2 million. At December 31, 2019, our $520.7 million CMBS portfolio, at fair value, comprised of $382.7 million of floating-rate bonds and $138.0 million of fixed-rate bonds. We expect to continue to diversify and extend the duration of our core CRE portfolio by investing in CMBS where we see attractive investment opportunities.

In February 2020, we announced the expansion of our CRE debt platform to include fixed-rate CRE loans through the integration of C-III Commercial Mortgage personnel with our Manager. We expect the origination and sales activities related to our fixed-rate CRE loan platform to be conducted in a taxable REIT subsidiary. The loans will be sold to CMBS securitizations. Revenues are generated from the gain on sale of loans, earned as a percentage of the unpaid principal balance of loans sold. Pricing risk created by the movement of interest rates from the date the loan is originated to the date the loan is sold is hedged through the use of derivative financial instruments. We expect the C-III Commercial Mortgage personnel integration to provide our borrowers with a comprehensive offering of transitional to permanent financing solutions.

In January 2020, our 8.00% convertible senior notes due 2020 (“8.00% Convertible Senior Notes”) matured, which resulted in the payoff of the outstanding balance, including accrued interest, totaling $22.0 million. The maturity of the 8.00% Convertible Senior Notes eliminated approximately $1.7 million of interest expense on an annual basis.

(Back to Index)

(Back to Index)

Common stock book value was $14.00 per share at December 31, 2019, a $0.02 per share decrease from December 31, 2018. We began reporting economic book value (a non-GAAP measure) at December 31, 2018 in an effort to improve transparency for our shareholders and the analyst community. Two adjustments are made to common stock book value to arrive at economic book value.

•

Our common stock book value includes the remaining aggregate value of the equity conversion options on our convertible senior notes of $8.1 million, or $(0.26) per share, at December 31, 2019. The liability balance of our convertible senior notes increases and our common stock book value is reduced as the option discounts are amortized to interest expense.

•

The carrying amount of our 8.625% Fixed-to-Floating Series C Cumulative Redeemable Preferred Stock (“Series C Preferred Stock”) of $116.0 million does not reflect the full obligation of $120.0 million, which is the balance on which we pay preferred distributions and would be the amount due should we choose to redeem the Series C Preferred Stock. Adjusting for this $4.0 million difference, common stock book value would be reduced by $0.13 per share at December 31, 2019.

Adjusting for these two items yields economic book value of $13.61 per share at December 31, 2019.

Results of Operations

Our net income allocable to common shares for the year ended December 31, 2019 was $25.6 million, or $0.82 per share-basic ($0.81 per share-diluted), as compared to net income allocable to common shares of $7.0 million, or $0.22 per share-basic ($0.22 per share-diluted), for the year ended December 31, 2018.

(Back to Index)

(Back to Index)

Net Interest Income

The following table analyzes the change in interest income and interest expense for the comparative years ended December 31, 2019 and 2018 by changes in volume and changes in rates. The changes attributable to the combined changes in volume and rate have been allocated proportionately, based on absolute values, to the changes due to volume and changes due to rates (dollars in thousands, except amounts in footnotes):

	Year Ended December 31, 2019 Compared to Year Ended December 31, 2018
			Due to Changes in
	Net Change	Percent Change (1)	Volume	Rate
Increase (decrease) in interest income:
CRE whole loans (2)	$14,104	14%	$19,445	$(5,341)
Legacy CRE loans (2)(3)	(1,109)	(60)%	(1,288)	179
CRE mezzanine loan	206	77%	206	—
CRE preferred equity investments (2)	1,059	61%	1,071	(12)
Securities (4)	7,590	41%	7,217	373
Other	257	68%	257	—
Total increase (decrease) in interest income	22,107	18%	26,908	(4,801)

Increase (decrease) in interest expense:
Securitized borrowings: (5)
RCC 2015-CRE3 Senior Notes	(1,268)	(100)%	(1,268)	—
RCC 2015-CRE4 Senior Notes	(1,472)	(100)%	(1,472)	—
RCC 2017-CRE5 Senior Notes	(6,473)	(75)%	(7,358)	885
XAN 2018-RSO6 Senior Notes	7,522	97%	7,557	(35)
XAN 2019-RSO7 Senior Notes	15,760	100%	15,760	—
Unsecured junior subordinated debentures	140	4%	—	140
Convertible senior notes: (5)
4.50% Convertible Senior Notes	244	3%	244	—
6.00% Convertible Senior Notes	(4,814)	(100)%	(4,814)	—
8.00% Convertible Senior Notes	—	—%	—	—
CRE - term repurchase facilities (5)	4,439	25%	3,558	881
CMBS - term repurchase facilities	(390)	(67)%	(226)	(164)
Trust certificates - term repurchase facilities (5)	(2,315)	(55)%	(2,364)	49
CMBS - short term repurchase agreements	4,879	83%	5,073	(194)
Hedging	(31)	(18)%	(31)	—
Total increase in interest expense	16,221	24%	14,659	1,562
Net increase (decrease) in net interest income	$5,886		$12,249	$(6,363)

(1)	Percent change is calculated as the net change divided by the respective interest income or interest expense for the year ended December 31, 2018.
(2)

Includes increases in fee income of approximately $187,000 and $133,000 on CRE whole loans and the CRE preferred equity investments, respectively, and a decrease of approximately $407,000 recognized on legacy CRE loans that were due to changes in volume.

(3)

Includes the change in interest income recognized on two legacy CRE loans reclassified to CRE loans from assets held for sale on the consolidated balance sheet in 2018. One of the reclassified legacy CRE loans paid off at par in December 2018.

(4)	Includes a decrease from net accretion income of approximately $259,000 that was due to changes in volume.
(5)

Includes increases of net amortization expense of approximately $1.7 million and $520,000 on our securitized borrowings and CRE - term repurchase facilities, respectively, and decreases of approximately $684,000 and $13,000 on our convertible senior notes and trust certificates - term repurchase facilities, respectively, that were due to changes in volume.

Net Change in Interest Income for the Comparative Years Ended December 31, 2019 and 2018:

Aggregate interest income increased by $22.1 million for the comparative years ended December 31, 2019 and 2018. We attribute the change to the following:

CRE whole loans. The increase of $14.1 million for the comparative years ended December 31, 2019 and 2018 was primarily attributable to an increase in the outstanding balance of CRE whole loans in connection with loan originations and acquisitions, net of loan repayments of $229.6 million for the year ended December 31, 2019. The volume increase was partially offset by decreases in the yields on CRE whole loans, attributable to declines in the spreads on the originated CRE whole loans over the comparative periods.

Legacy CRE loans. The decrease of $1.1 million for the comparative years ended December 31, 2019 and 2018 was primarily attributable to one legacy CRE loan that paid off in December 2018.

(Back to Index)

(Back to Index)

CRE mezzanine loan. The increase of $206,000 for the comparative years ended December 31, 2019 and 2018 was attributable to the recognition of a full year of interest income on our June 2018 investment in a mezzanine loan with an outstanding principal balance of $4.7 million and a 10.00% interest rate.

CRE preferred equity investments. The increase of $1.1 million for the comparative years ended December 31, 2019 and 2018 was attributable to the recognition of a full year of interest income on our March 2018 investment in a preferred equity interest with an outstanding principal balance of $20.4 million and an 11.50% interest rate and the close of our June 2019 investment in a preferred equity interest with an outstanding principal balance of $5.8 million and an 11.00% interest rate.

Securities. The increase of $7.6 million for the comparative years ended December 31, 2019 and 2018 was primarily attributable to acquisitions, net of sales and repayments, of CMBS of $90.2 million during the year ended December 31, 2019 and increases in coupon rates on our floating-rate CMBS over the comparative periods.

Other. The increase of $257,000 for the comparative years ended December 31, 2019 and 2018 was primarily attributable to higher average balances in our interest earning money market accounts during the year ended December 31, 2019 compared to the year ended December 31, 2018.

Net Change in Interest Expense for the Comparative Years Ended December 31, 2019 and 2018:

Aggregate interest expense increased by $16.2 million for the comparative years ended December 31, 2019 and 2018. We attribute the change to the following:

Securitized borrowings. The total net increase of $14.1 million for the comparative years ended December 31, 2019 and 2018 was primarily attributable to the issuances of Exantas Capital Corp. 2018-RSO6, Ltd. (“XAN 2018-RSO6”) and Exantas Capital Corp. 2019-RSO7, Ltd. (“XAN 2019-RSO7”), which closed in June 2018 and April 2019, respectively. The increases were offset by the liquidations of Resource Capital Corp. 2015-CRE4, Ltd. (“RCC 2015-CRE4”), Resource Capital Corp. 2015-CRE3, Ltd. (“RCC 2015-CRE3”) and Resource Capital Corp. 2017-CRE5, Ltd. (“RCC 2017-CRE5”) in July 2018, August 2018 and July 2019, respectively.

Convertible senior notes. The net decrease of $4.6 million for the comparative years ended December 31, 2019 and 2018 was primarily attributable to the redemption of our 6.00% convertible senior notes in December 2018.

CRE - term repurchase facilities. The increase of $4.4 million for the comparative years ended December 31, 2019 and 2018 was primarily attributable to additional CRE loans financed on the CRE term repurchase facilities in addition to an increase in the weighted average one-month LIBOR over the comparative periods then ended.

CMBS - term repurchase facilities & CMBS - short-term repurchase agreements. The decrease of $390,000 and increase of $4.9 million on the CMBS - term repurchase facilities and CMBS - short-term repurchase agreements, respectively, for the comparative years ended December 31, 2019 and 2018 were primarily attributable to our increased utilization of short term repurchase agreements to finance CMBS acquired in 2018 and 2019 and decreased utilization of longer term facilities in 2018.

Trust certificates - term repurchase facilities. The decrease of $2.3 million for the comparative years ended December 31, 2019 and 2018 was primarily attributable to the repayment of the RSO Repo SPE Trust 2015 and RSO Repo SPE Trust 2017 facilities in July 2018 and July 2019, respectively.

(Back to Index)

(Back to Index)

The following table presents the average net yield and average cost of funds for the years ended December 31, 2019 and 2018 (dollars in thousands, except amounts in footnotes):

	Year Ended December 31, 2019			Year Ended December 31, 2018
	Average Amortized Cost	Interest Income (Expense)	Average Net Yield (Cost of Funds) (1)	Average Amortized Cost	Interest Income (Expense)	Average Net Yield (Cost of Funds) (1)
Interest-earning assets
CRE whole loans (2)	$1,724,415	$114,048	6.61%	$1,415,753	$99,944	7.06%
Legacy CRE loans (2)	35,564	747	2.10%	66,687	1,856	2.78%
CRE mezzanine loan	4,700	475	9.97%	2,665	269	10.10%
CRE preferred equity investment (2)	22,923	2,790	12.17%	14,665	1,731	11.80%
Securities (3)	454,193	26,190	5.75%	298,769	18,600	6.23%
Other	14,131	636	4.44%	10,476	379	3.57%
Total interest income/average net yield	2,255,926	144,886	6.42%	1,809,015	122,779	6.79%
Interest-bearing liabilities
Collateralized by:
CRE whole loans (4)	1,216,730	(55,759)	(4.58)%	809,976	(37,251)	(4.60)%
Securities	317,641	(10,951)	(3.45)%	184,558	(6,462)	(3.50)%
General corporate debt:
Unsecured junior subordinated debentures	51,548	(3,340)	(6.39)%	51,548	(3,200)	(6.12)%
4.50% Convertible Senior Notes (5)	131,913	(9,835)	(7.35)%	128,670	(9,591)	(7.35)%
6.00% Convertible Senior Notes (5)	—	—	—%	64,239	(4,814)	(7.39)%
8.00% Convertible Senior Notes (5)	21,059	(1,923)	(9.00)%	20,831	(1,923)	(9.10)%
Trust certificates - term repurchase facilities (6)	24,649	(1,891)	(7.67)%	61,882	(4,206)	(6.80)%
Hedging (7)	85,139	(138)	(0.16)%	61,354	(169)	(0.31)%
Total interest expense/average cost of funds	1,848,679	(83,837)	(4.52)%	1,383,058	(67,616)	(4.87)%
Total net interest income/average spread		$61,049			$55,163

(1)	Average net yield includes net amortization/accretion and fee income.
(2)

Includes fee income of approximately $7.8 million, $103,000 and $162,000 recognized on our CRE whole loans, legacy CRE loans and our CRE preferred equity investments, respectively, for the year ended December 31, 2019 and approximately $7.6 million, $510,000 and $29,000 on our CRE whole loans, legacy CRE loans and our CRE preferred equity investments, respectively, for the year ended December 31, 2018.

(3)	Includes net accretion income of approximately $2.7 million and $2.9 million for the years ended December 31, 2019 and 2018, respectively, on our CMBS securities.
(4)

Includes amortization expense of approximately $8.4 million and $6.2 million for the years ended December 31, 2019 and 2018, respectively, on our interest-bearing liabilities collateralized by CRE whole loans.

(5)	Includes aggregated amortization expense of approximately $3.6 million and $4.3 million for the years ended December 31, 2019 and 2018, respectively, on our convertible senior notes.
(6)	Includes amortization expense of approximately $279,000 and $292,000 for the years ended December 31, 2019 and 2018, respectively, on our trust certificates - term repurchase facilities.
(7)

Includes accretion income of approximately $91,000 for the year ended December 31, 2019 on two terminated interest rate swap agreements that were in a gain position at the time of termination. The remaining gains, reported in accumulated other comprehensive income (loss) on the consolidated balance sheets, will be accreted over the remaining life of the debt.

Operating Expenses

Year Ended December 31, 2019 as compared to the Year Ended December 31, 2018

The following table sets forth information relating to our operating expenses for the years presented (dollars in thousands):

	Years Ended December 31,
	2019	2018	Dollar Change	Percent Change
Operating expenses:
Management fees	$8,954	$11,250	$(2,296)	(20)%
Equity compensation	2,212	2,717	(505)	(19)%
General and administrative	10,392	10,666	(274)	(3)%
Depreciation and amortization	47	77	(30)	(39)%
Impairment losses	—	934	(934)	(100)%
Provision for (recovery of) loan losses, net	58	(1,595)	1,653	104%
Total	$21,663	$24,049	$(2,386)	(10)%

Management fees. The decrease of $2.3 million for the comparative years ended December 31, 2019 and 2018 was primarily attributable to our base management fee reverting from a fixed amount of $937,500 per month from October 1, 2017 to December 31, 2018 per our Third Amended and Restated Management Agreement, as amended (“Management Agreement”) to an amount equal to 1/12th of the amount of our equity multiplied by 1.50%. The base management fee decline over the comparative periods was partially offset by incentive compensation of $606,000 earned by our Manager during the year ended December 31, 2019. No incentive compensation was earned by our Manager during the year ended December 31, 2018.

(Back to Index)

(Back to Index)

Equity compensation. The decrease of $505,000 for the comparative years ended December 31, 2019 and 2018 was attributable to the adoption of updated guidance issued by the Financial Accounting Standards Board (“FASB”) that discontinued the remeasurement of all unvested issuances of restricted stock and options after the initial grant date during the year ended December 31, 2019. Additionally, the decrease was attributable to accelerations of certain restricted stock awards during the year ended December 31, 2018.

General and administrative. General and administrative expenses decreased by $274,000 for the comparative years ended December 31, 2019 and 2018. The following table summarizes the information relating to our general and administrative expenses for the years presented (dollars in thousands):

	Years Ended December 31,
	2019	2018	Dollar Change	Percent Change
General and administrative
Wages and benefits	$2,806	$3,365	$(559)	(17)%
Professional services	3,348	3,307	41	1%
D&O insurance	1,138	1,165	(27)	(2)%
Operating expenses	1,082	847	235	28%
Director fees	684	655	29	4%
Dues and subscriptions	606	619	(13)	(2)%
Rent and utilities	318	331	(13)	(4)%
Travel	262	294	(32)	(11)%
Tax penalties, interest & franchise tax	148	83	65	78%
Total	$10,392	$10,666	$(274)	(3)%

The decrease in general and administrative expenses for the comparative years ended December 31, 2019 and 2018 was primarily attributable to a decrease of $559,000 in wages and benefits offset by an increase of allocated operating expenses from our Manager of $235,000.

Impairment losses. The decrease of $934,000 for the comparative years ended December 31, 2019 and 2018 was primarily attributable to the realization of a $934,000 other-than-temporary impairment loss on one CMBS position with an amortized cost of $934,000 acquired in 2007 during the year ended December 31, 2018.

Provision for (recovery of) loan losses, net. The decrease of $1.7 million from a recovery to a provision for loan losses for the comparative years ended December 31, 2019 and 2018 was primarily attributable to a decrease in the general reserve of approximately $1.7 million during the year ended December 31, 2018 in connection with two loans that repaid and three loans that were upgraded due to improved performance of the underlying collateral.

Other Income (Expense)

Year Ended December 31, 2019 as compared to Year Ended December 31, 2018

The following table sets forth information relating to our other expense for the years presented (dollars in thousands):

	Years Ended December 31,
	2019	2018	Dollar Change	Percent Change
Other income (expense):
Equity in earnings of unconsolidated entities	$—	$217	$(217)	(100)%
Net realized and unrealized gain on investment securities available-for-sale and loans and derivatives	4	639	(635)	(99)%
Net realized and unrealized gain on investment securities, trading	—	53	(53)	(100)%
Fair value adjustments on financial assets held for sale	(4,682)	(7,176)	2,494	35%
Other income	1,408	1,996	(588)	(29)%
Total	$(3,270)	$(4,271)	$1,001	23%

Net realized and unrealized gain on investment securities available-for-sale and loans and derivatives. The decrease of $635,000 for the comparative years ended December 31, 2019 and 2018 was primarily attributable to a realized gain of $352,000 on the sale of one investment security available-for-sale, a realized gain of $1.0 million attributable to the payoff on one legacy CRE loan, net losses of approximately $463,000 on our life settlement contract portfolio, and a realized loss of $217,000 on the sale of one asset-backed security during the year ended December 31, 2018.

(Back to Index)

(Back to Index)

Fair value adjustments on financial assets held for sale. The change of $2.5 million for the comparative years ended December 31, 2019 and 2018 was primarily attributable to charges of $4.7 million and $7.2 million, respectively, on the remaining legacy CRE loan held for sale, which included protective advances to cover borrower operating losses of $1.2 million and $1.7 million, respectively, in connection with the receipt of updated valuations received by third parties. The legacy CRE loan held for sale was foreclosed upon in November 2019 and was classified as an asset held for sale at December 31, 2019.

Other income. The decrease of $588,000 for the comparative years ended December 31, 2019 and 2018 was primarily attributable to the receipt of $1.4 million of dividend income on an investment held at Apidos CDO I, Ltd. (“Apidos CDO I”) and Apidos CDO III, Ltd. (“Apidos CDO III”) with no carrying value and the receipt of $478,000 of cash in excess of the carrying value of an asset secured by collateral management fees during the year ended December 31, 2018. The decrease was partially offset by the recovery of $647,000 of the reserve for the Pearlmark Mezzanine Realty Partners IV, L.P. (“Pearlmark Mezz”) indemnification during the year ended December 31, 2019.

Net Income (Loss) From Discontinued Operations, Net of Tax

As we discussed in the “Overview” section, in November 2016, our Board approved the Plan that would allow us to focus on making CRE debt investments and disposing of certain underperforming legacy CRE loans, exiting underperforming non-core asset classes and investments and establishing a dividend policy based on sustainable earnings. We met all of the criteria to classify the operating results of the residential mortgage and middle market lending segments as discontinued operations and exclude them from continuing operations for all periods presented. In addition, we transferred the assets and liabilities of Life Care Funding, LLC and certain legacy CRE loans to held for sale in the fourth quarter of 2016. As of December 31, 2019, we disposed of substantially all of the non-CRE assets identified for sale. For the year ended December 31, 2019, we recognized a $251,000 net loss from discontinued operations compared to net income of $121,000 for the year ended December 31, 2018. This was primarily attributable to the disposition of the assets held for sale and wind down of the operations.

The following table summarizes the operating results of the residential mortgage and middle market lending segments’ discontinued operations as reported separately as net income (loss) from discontinued operations, net of tax for the years ended December 31, 2019 and 2018 (in thousands):

	Years Ended December 31,
	2019	2018
REVENUES
Interest income:
Loans	$—	$580
Other	—	13
Total interest income	—	593
Interest expense	—	—
Net interest income	—	593
Other revenue	24	407
Total revenues	24	1,000
OPERATING EXPENSES
General and administrative	410	1,300
Total operating expenses	410	1,300
	(386)	(300)
OTHER INCOME (EXPENSE)
Net realized and unrealized gain on investment securities available-for-sale and loans and derivatives	135	421
Fair value adjustments on financial assets held for sale	—	—
Total other income	135	421
(LOSS) INCOME FROM DISCONTINUED OPERATIONS BEFORE TAXES	(251)	121
Income tax expense	—	—
NET (LOSS) INCOME FROM DISCONTINUED OPERATIONS, NET OF TAXES	(251)	121
Loss from disposal of discontinued operations	—	—
TOTAL (LOSS) INCOME FROM DISCONTINUED OPERATIONS	$(251)	$121

(Back to Index)

(Back to Index)

Financial Condition

Summary

Our total assets were $2.5 billion at December 31, 2019 as compared to $2.1 billion at December 31, 2018. The increase was primarily attributable to the origination and acquisition of CRE loans and acquisitions of CMBS financed through the use of a CRE debt securitization, term repurchase facilities and short-term repurchase agreements.

Investment Portfolio

The tables below summarize the amortized cost and net carrying amount of our investment portfolio, classified by asset type, at December 31, 2019 and 2018 as follows (dollars in thousands, except amounts in footnotes):

At December 31, 2019	Amortized Cost	Net Carrying Amount	Percent of Portfolio	Weighted Average Coupon
Loans held for investment:
CRE whole loans (1)	$1,760,597	$1,759,137	76.08%	5.52%
CRE mezzanine loans	4,700	4,700	0.20%	10.00%
CRE preferred equity investments	26,148	26,148	1.13%	11.39%
	1,791,445	1,789,985	77.41%
Investments securities available-for-sale:
CMBS, fixed-rate	132,235	138,039	5.97%	4.10%
CMBS, floating-rate	382,659	382,675	16.55%	4.39%
	514,894	520,714	22.52%
Other investments: (2)
Investments in unconsolidated entities	1,548	1,548	0.07%	N/A (3)

Total investment portfolio	$2,307,887	$2,312,247	100.00%

At December 31, 2018	Amortized Cost	Net Carrying Amount	Percent of Portfolio	Weighted Average Coupon
Loans held for investment:
CRE whole loans (1)	$1,529,113	$1,527,712	77.45%	6.33%
CRE mezzanine loans	4,700	4,700	0.24%	10.00%
CRE preferred equity investment	19,555	19,555	0.99%	11.50%
	1,553,368	1,551,967	78.68%
Investments securities available-for-sale:
CMBS, fixed-rate	121,487	119,739	6.07%	4.12%
CMBS, floating-rate	301,132	299,259	15.17%	5.11%
	422,619	418,998	21.24%
Other investments: (2)
Investments in unconsolidated entities	1,548	1,548	0.08%	N/A (3)

Total investment portfolio	$1,977,535	$1,972,513	100.00%

(1)	Net carrying amount includes an allowance for loan losses of $1.5 million and $1.4 million at December 31, 2019 and 2018, respectively.
(2)	Excludes one asset classified as held for sale at December 31, 2019 and 2018.
(3)	There were no stated rates associated with these investments.

CRE loans. During the twelve months ended December 31, 2019, we originated $731.2 million and acquired $210.8 million of CRE loan commitments (of which $53.1 million and $14.0 million, respectively, were unfunded loan commitments), funded $43.2 million of previously unfunded loan commitments and received $682.8 million of payoffs and paydowns. Included in the loan activities were $77.3 million of CRE loan commitments and $65.0 million of payoffs in connection with the refinancing of CRE loans during the twelve months ended December 31, 2019.

(Back to Index)

(Back to Index)

The following is a summary of our loans (dollars in thousands, except amounts in footnotes):

Description	Quantity	Principal	Unamortized (Discount) Premium, net (1)	Amortized Cost	Allowance for Loan Losses	Carrying Value	Contractual Interest Rates	Maturity Dates (2)(3)(4)
At December 31, 2019:
CRE loans held for investment:
Whole loans (5)(6)	112	$1,768,322	$(7,725)	$1,760,597	$(1,460)	$1,759,137	1M LIBOR plus 2.70% to 1M LIBOR plus 6.25%	January 2020 to October 2023
Mezzanine loan	1	4,700	—	4,700	—	4,700	10.00%	June 2028
Preferred equity investment (6)(7)(8)	2	26,237	(89)	26,148	—	26,148	11.00% to 11.50%	June 2022 to April 2023
Total CRE loans held for investment		$1,799,259	$(7,814)	$1,791,445	$(1,460)	$1,789,985
At December 31, 2018:
CRE loans held for investment:
Whole loans (5)(6)	79	$1,538,759	$(9,646)	$1,529,113	$(1,401)	$1,527,712	1M LIBOR plus 2.70% to 1M LIBOR plus 6.25%	January 2019 to January 2022
Mezzanine loan	1	4,700	—	4,700	—	4,700	10.00%	June 2028
Preferred equity investment (6)(7)(8)	1	19,718	(163)	19,555	—	19,555	11.50%	April 2023
Total CRE loans held for investment		$1,563,177	$(9,809)	$1,553,368	$(1,401)	$1,551,967

(1)

Amounts include unamortized loan origination fees of $9.1 million and $9.6 million and deferred amendment fees of $72,000 and $171,000 at December 31, 2019 and 2018, respectively. Additionally, the amounts include unamortized loan acquisition costs of $1.3 million at December 31, 2019. There were no unamortized loan acquisition costs at December 31, 2018.

(2)	Maturity dates exclude contractual extension options, subject to the satisfaction of certain terms, which may be available to the borrowers.
(3)

Maturity dates exclude one whole loan, with an amortized cost of $11.5 million, in maturity default and performing with respect to debt service due in accordance with a forbearance agreement at December 31, 2019 and 2018.

(4)	Maturity dates include one whole loan with an original maturity date in January 2020 that was granted a six month extension in January 2020.
(5)	Substantially all loans are pledged as collateral under various borrowings at December 31, 2019 and 2018.
(6)

Whole loans had $98.0 million and $105.7 million in unfunded loan commitments at December 31, 2019 and 2018, respectively. Preferred equity investments had $3.0 million in unfunded commitments at December 31, 2019. There were no preferred equity investment unfunded commitments at December 31, 2018. These unfunded loan commitments are advanced as the borrowers formally request additional funding as permitted under the loan agreement and any necessary approvals have been obtained.

(7)	The interest rate on our preferred equity investments pay at 8.00%. The remaining interest is deferred until maturity.
(8)

Beginning in April 2023, we have the right to unilaterally force the sale of the Prospect Hackensack JV LLC’s underlying property. Beginning in June 2022, we have the right to unilaterally force the sale of WC Newhall MM, LLC’s underlying property.

At December 31, 2019, approximately 19.5%, 19.4% and 17.6% of our CRE loan portfolio was concentrated in the Mountain, Southwest and Southeast regions, respectively, based on carrying value, as defined by the National Council of Real Estate Investment Fiduciaries. At December 31, 2018, approximately 32.3%, 20.9% and 17.1% of our CRE loan portfolio was concentrated in the Southwest, Mountain, and Pacific regions, respectively, based on carrying value.

CMBS. During the year ended December 31, 2019, we purchased 20 CMBS securities with aggregate face values of $147.2 million, for a cost of $146.5 million, sold one CMBS security with an aggregate face value of $634,000 for proceeds of $638,000 received in June 2019 and received paydowns of $56.4 million. At December 31, 2019 and 2018, the remaining discount to be accreted into income over the remaining lives of the securities was $42.2 million and $43.9 million, respectively. At December 31, 2019 and 2018, the remaining premium to be amortized into income over the remaining lives of the securities was $795,000 and $466,000, respectively. These securities are classified as available-for-sale and carried at fair value.

(Back to Index)

(Back to Index)

The following table summarizes the activities in our CMBS investments at fair value for the year ended December 31, 2019 (in thousands, except amounts in the footnote):

	Fair Value at December 31, 2018	Net Purchases (Sales) (1)(2)	Net Upgrades (Downgrades)	Paydowns (3)	MTM Change on Same Ratings	Fair Value at December 31, 2019
Moody’s ratings category:
Aaa	$5,954	$—	$—	$(2,203)	$(118)	$3,633
Aa1 through Aa3	—	—	874	(855)	—	19
A1 through A3	—	—	—	—	—	—
Baa1 through Baa3	10,084	—	(2,116)	—	1,003	8,971
Ba1 through Ba3	4,921	—	(2,892)	(363)	3	1,669
B1 through B3	—	—	—	—	—	—
Caa1 through Caa3	—	—	—	—	—	—
Ca through C	—	—	—	—	—	—
Non-Rated	398,039	145,883	4,134	(52,874)	11,240	506,422
Total	$418,998	$145,883	$—	$(56,295)	$12,128	$520,714

S&P ratings category:
AAA	$117	$—	$(117)	$—	$—	$—
AA+ through AA-	—	—	—	—	—	—
A+ through A-	5,298	—	(5,298)	—	—	—
BBB+ through BBB-	29,254	2,989	3,325	(855)	2,958	37,671
BB+ through BB-	92,649	25,021	(9,463)	(6,178)	291	102,320
B+ through B-	22,124	5,318	—	—	538	27,980
CCC+ through CCC-	—	—	—	—	—	—
D	—	—	—	—	—	—
Non-Rated	269,556	112,555	11,553	(49,262)	8,341	352,743
Total	$418,998	$145,883	$—	$(56,295)	$12,128	$520,714

Fitch ratings category:
AAA	$4,351	$—	$—	$(1,925)	$(126)	$2,300
AA+ through AA-	—	—	—	—	—	—
A+ through A-	118	—	(118)	—	—	—
BBB+ through BBB-	64,018	4,882	(2,405)	—	6,327	72,822
BB+ through BB-	12,257	—	(2,892)	—	922	10,287
B+ through B-	60,072	—	(5,014)	(363)	600	55,295
CCC	—	—	—	—	—	—
CC through D	—	—	—	—	—	—
Non-Rated	278,182	141,001	10,429	(54,007)	4,405	380,010
Total	$418,998	$145,883	$—	$(56,295)	$12,128	$520,714

(1)

During the year ended December 31, 2019, we acquired $21.7 million of CMBS, at a cost of $20.9 million, with a weighted average spread, based on cost, of 3.06% over the interpolated interest rate swap curve and $125.6 million of CMBS, at a cost of $125.6 million, with a weighted average spread, based on face value, of 2.47% over LIBOR.

(2)	Includes the derecognition of mark-to-market other comprehensive income and net realized gains and losses on sold CMBS.
(3)	Includes non-cash adjustments in connection with the recalculation of the accretable yield on certain interest-only CMBS.

(Back to Index)

(Back to Index)

The following table summarizes our CMBS investments earning coupon interest at fixed-rates or floating-rates at December 31, 2019 and 2018 (dollars in thousands, except amounts in the footnote):

	Face Value	Amortized Cost	Fair Value	Coupon Rates
At December 31, 2019:
CMBS, fixed-rate (1)	$199,701	$132,235	$138,039	2.88% - 8.48%
CMBS, floating-rate	382,439	382,659	382,675	3.60% - 5.70%
Total	$582,140	$514,894	$520,714

At December 31, 2018:
CMBS, fixed-rate (1)	$190,601	$121,487	$119,739	2.88% - 8.48%
CMBS, floating-rate	301,254	301,132	299,259	4.25% - 6.48%
Total	$491,855	$422,619	$418,998

(1)	Face value includes $25.9 million, with a total cost basis of $106,000, of CMBS that have been subject to other-than-temporarily-impairment charges at December 31, 2019 and 2018.

Investments in unconsolidated entities. The following table shows our investments in unconsolidated entities and equity in earnings of unconsolidated entities for the years ended December 31, 2019 and 2018 (dollars in thousands, except amount in the footnotes):

				Equity in Earnings of Unconsolidated Entities
		December 31,		Years Ended December 31,
	Ownership % at December 31, 2019	2019	2018	2019	2018
Pelium Capital (1)	—%	$—	$—	$—	$(182)
RCM Global LLC (2)	—%	—	—	—	(12)
Investment in LCC Preferred Stock (3)	—%	—	—	—	411
Subtotal		—	—	—	217
Investment in RCT I and II (4)	3.0%	1,548	1,548	100	96
Total		$1,548	$1,548	$100	$313

(1)

During the year ended December 31, 2018, we received distributions of $10.4 million on our investment in Pelium Capital Partners, L.P. (“Pelium Capital”). In December 2018, Pelium Capital was fully liquidated.

(2)	In December 2018, RCM Global LLC was fully liquidated.
(3)

Our investment in LEAF Commercial Capital, Inc. (“LCC”) liquidated in July 2017 as a result of the sale of LCC. Earnings for year ended December 31, 2018 were related to the receipt of a distribution of funds formerly held in escrow accounts established as part of the sale.

(4)

For the years ended December 31, 2019 and 2018, dividends from the investments in Resource Capital Trust I (“RCT I”) and RCC Trust II’s (“RCT II”) common shares are recorded in other revenue. See Note 10 in “Item 8. Financial Statements and Supplementary Data - Notes to Consolidated Financial Statements” for the disclosures on the associated unsecured junior subordinated debentures.

Financing Receivables

The following tables show the activity in the allowance for loan losses for the years ended December 31, 2019 and 2018 and the allowance for loan losses and recorded investments in loans at December 31, 2019 and 2018 (in thousands, except amount in the footnote):

	Years Ended December 31,
	2019	2018
	Commercial Real Estate Loans	Commercial Real Estate Loans
Allowance for loan losses:
Allowance for loan losses at beginning of year	$1,401	$5,328
Provision for (recovery of) loan losses, net (1)	59	(1,595)
Loans charged-off	—	(2,332)
Allowance for loan losses at end of year	$1,460	$1,401

(1)

Excludes the recovery of loan losses on one bank loan with no amortized cost or carrying value at December 31, 2019 and 2018 that received a payment of approximately $1,000 during the year ended December 31, 2019.

(Back to Index)

(Back to Index)

	December 31,
	2019	2018
	Commercial Real Estate Loans	Commercial Real Estate Loans
Allowance for loan losses ending balance:
Individually evaluated for impairment	$—	$—
Collectively evaluated for impairment	$1,460	$1,401
Loans:
Amortized cost ending balance:
Individually evaluated for impairment (1)	$30,848	$24,255
Collectively evaluated for impairment	$1,760,597	$1,529,113

(1)	Our mezzanine loan and preferred equity investments are evaluated individually for impairment.

Credit quality indicators

Commercial Real Estate Loans

CRE loans are collateralized by a diversified mix of real estate properties and are assessed for credit quality based on the collective evaluation of several factors, including but not limited to: collateral performance relative to underwritten plan, time since origination, current implied and/or reunderwritten loan-to-collateral value (“LTV”) ratios, loan structure and exit plan. Depending on the loan’s performance against these various factors, loans are rated on a scale from 1 to 5, with loans rated 1 representing loans with the highest credit quality and loans rated 5 representing the loans with the lowest credit quality. The factors evaluated provide general criteria to monitor credit migration in our loan portfolio; as such, a loan’s rating may improve or worsen, depending on new information received.

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

Credit risk profiles of CRE loans, at amortized cost, and a legacy CRE loan held for sale at the lower of cost or fair value were as follows (in thousands, except amounts in footnotes):

	Rating 1	Rating 2	Rating 3 (1)	Rating 4	Rating 5	Held for Sale (2)	Total
At December 31, 2019:
Whole loans	$—	$1,660,274	$96,475	$3,848	$—	$—	$1,760,597
Mezzanine loan (3)	—	4,700	—	—	—	—	4,700
Preferred equity investments (3)	—	26,148	—	—	—	—	26,148
Total	$—	$1,691,122	$96,475	$3,848	$—	$—	$1,791,445
At December 31, 2018:
Whole loans	$—	$1,447,206	$77,067	$4,840	$—	$—	$1,529,113
Mezzanine loan (3)	—	4,700	—	—	—	—	4,700
Preferred equity investment (3)	—	19,555	—	—	—	—	19,555
Legacy CRE loan held for sale (4)	—	—	—	—	—	17,000	17,000
Total	$—	$1,471,461	$77,067	$4,840	$—	$17,000	$1,570,368

(1)

Includes one whole loan, with an amortized cost of $11.5 million that was in maturity default at December 31, 2019 and 2018. The loan is performing with respect to debt service due in accordance with a forbearance agreement at December 31, 2019 and 2018.

(2)	Includes one legacy CRE loan that was in default with a total carrying value of $17.0 million at December 31, 2018.
(3)	Our mezzanine loan and preferred equity investments are evaluated individually for impairment.
(4)	In November 2019, we foreclosed on the remaining legacy CRE loan held for sale (see Note 23 in “Item 8. Financial Statements and Supplementary Data - Notes to Consolidated Financial Statements”).

In June 2018, we sold the note and deed of trust of one legacy CRE loan held for sale for $12.0 million, resulting in a realized gain of $1.0 million for the year ended December 31, 2018.

In December 2018, one legacy CRE loan paid off and resulted in the receipt of proceeds of $16.8 million.

At December 31, 2018, we had one legacy CRE loan included in assets held for sale with a total carrying value of $17.0 million, comprising a total amortized cost basis of $21.7 million, less accumulated lower of cost or market charges of $4.7 million. In November 2019, we foreclosed on the loan, and obtained ownership of the underlying property, which remains classified as an asset held for sale on the consolidated balance sheets, recorded at the lower of cost or fair market value. An appraisal received on the property in February 2020 concluded its fair value, less estimated costs to sell, was $16.5 million, the effect of which was recorded as of December 31, 2019.

During the years ended December 31, 2019 and 2018, we incurred fair value adjustments on the remaining CRE asset held for sale to reduce the carrying value of $4.7 million and $7.2 million, respectively, which included protective advances to cover borrower operating losses of $1.2 million and $1.7 million, respectively, recorded in fair value adjustments on financial assets held for sale on the consolidated statements of operations. The loss during the year ended December 31, 2019 was primarily attributable to two fair value charges: a $2.2 million fair value charge in connection with the February 2020 appraisal and a $1.3 million fair value charge in connection with the receipt of three June 2019 broker’s opinions of value, the average of which were taken into account equally along with an appraisal received in February 2019.

At December 31, 2019 and 2018, we had one mezzanine loan included in assets held for sale that had no fair value at December 31, 2019 and 2018.

At December 31, 2019 and 2018, we had one legacy CRE loan, classified as a CRE loan on the consolidated balance sheets, with an amortized cost of $11.5 million that was in maturity default. The loan is performing with respect to debt service due in accordance with a forbearance agreement.

Except as previously discussed, all of our CRE loans were current with respect to contractual principal and interest at December 31, 2019.

(Back to Index)

(Back to Index)

During the year ended December 31, 2019, we recorded an increase in the reserve of $59,000, which was primarily attributable to two loans that migrated from a risk rating of 2 to a risk rating of 3, in which performance lagged behind underwritten expectations, and partially offset by $18.7 million of loans risk rated as a 3 that repaid and $2.5 million of loan paydowns on one loan risk rated as a 3 and one loan risk rated as a 4. During the year ended December 31, 2018, we recorded a decrease in the reserve of $3.9 million, which was primarily attributable to one $7.0 million loan risk rated as a 5 that repaid. Additionally, $42.6 million of loans risk rated as a 3 repaid and three loans migrated from a risk rating of 3 to a risk rating of 2, due to improved performance relative to underwritten expectations.

Loan Portfolios Aging Analysis

The following table presents the CRE loan portfolio aging analysis as of the dates indicated for CRE loans, at amortized cost and a legacy CRE loan held for sale at the lower of cost or fair value (in thousands, except amounts in footnotes):

	30-59 Days	60-89 Days	Greater than 90 Days (1)(2)	Total Past Due	Current	Total Loans Receivable	Total Loans > 90 Days and Accruing (1)
At December 31, 2019:
Whole loans	$—	$—	$11,503	$11,503	$1,749,094	$1,760,597	$11,503
Mezzanine loan	—	—	—	—	4,700	4,700	—
Preferred equity investments	—	—	—	—	26,148	26,148	—
Total	$—	$—	$11,503	$11,503	$1,779,942	$1,791,445	$11,503

At December 31, 2018:
Whole loans	$—	$—	$11,516	$11,516	$1,517,597	$1,529,113	$11,516
Mezzanine loan	—	—	—	—	4,700	4,700	—
Preferred equity investment	—	—	—	—	19,555	19,555	—
Legacy CRE loan held for sale (3)	—	—	17,000	17,000	—	17,000	—
Total	$—	$—	$28,516	$28,516	$1,541,852	$1,570,368	$11,516

(1)

Includes one whole loan, with an amortized cost of $11.5 million, that was in maturity default at December 31, 2019 and 2018. The loan is performing with respect to debt service due in accordance with a forbearance agreement at December 31, 2019 and 2018. During the years ended December 31, 2019, 2018 and 2017, we recognized interest income of $747,000, $621,000 and $610,000, respectively, on this whole loan.

(2)	Includes one legacy CRE loan that was in default with a total carrying value of $17.0 million at December 31, 2018.
(3)	In November 2019, we foreclosed on the remaining legacy CRE loan held for sale (see Note 23 in “Item 8. Financial Statements and Supplementary Data - Notes to Consolidated Financial Statements”).

Impaired Loans

We did not have any impaired loans at December 31, 2019 and 2018.

Troubled-Debt Restructurings (“TDRs”)

There were no TDRs for the years ended December 31, 2019 and 2018.

Restricted Cash

At December 31, 2019, we had restricted cash of $14.5 million, which consisted of $13.9 million of restricted cash held as margin, $532,000 held within three of our five consolidated securitizations and $22,000 held in various reserve accounts. At December 31, 2018, we had restricted cash of $12.7 million, which consisted of $6.2 million of restricted cash within four of our six consolidated securitizations, $6.4 million held as margin and $21,000 held in various reserve accounts. The increase of $1.8 million was primarily attributable to initial margin requirements under the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 on interest rate swaps, offset by paydowns and interest payments on the RCC 2017-CRE5 notes payable.

Accrued Interest Receivable

The following table summarizes our accrued interest receivable at December 31, 2019 and 2018 (in thousands):

	December 31,
	2019	2018	Net Change
Accrued interest receivable from loans	$6,746	$6,974	$(228)
Accrued interest receivable from securities	1,133	1,156	(23)
Accrued interest receivable from escrow, sweep and reserve accounts	163	68	95
Total	$8,042	$8,198	$(156)

(Back to Index)

(Back to Index)

The $228,000 decrease in accrued interest receivable from loans was primarily attributable to decreases in our spreads and one-month LIBOR at December 31, 2019 as compared to December 31, 2018.

Other Assets

The following table summarizes our other assets at December 31, 2019 and 2018 (in thousands):

	December 31,
	2019	2018	Net Change
Tax receivables and prepaid taxes	$2,250	$3,219	$(969)
Other prepaid expenses	835	361	474
Other receivables	116	261	(145)
Fixed assets - non real estate	89	108	(19)
Direct financing leases	—	66	(66)
Total	$3,290	$4,015	$(725)

The $725,000 decrease in other assets was primarily attributable to a $969,000 decrease of tax receivables and prepaid taxes due to tax refunds of $909,000 received during the year ended December 31, 2019. The decrease in other assets was partially offset by a $474,000 increase in other prepaid expenses primarily attributable to August 2019 expenses incurred on a legacy CRE loan held for sale and the timing of payments for prepaid operating expenses.

Deferred Tax Assets

At December 31, 2019 and 2018, our net deferred tax asset was zero, resulting from a full valuation allowance of $9.9 million and $15.3 million, respectively, on our gross deferred tax asset as we believed it was more likely than not that some or all of the deferred tax assets would not be realized. We will continue to evaluate our ability to realize the tax benefits associated with deferred tax assets by analyzing forecasted taxable income using both historical and projected future operating results, the reversal of existing temporary differences, taxable income in prior carry back years (if permitted) and the availability of tax planning strategies.

Core and Non-Core Asset Classes

Our investment strategy targets the following core asset class:

CRE/Core Asset Class	Principal Investments
Commercial real estate-related assets	●	Floating and fixed-rate first mortgage loans, which we refer to as whole loans;
	●	First priority interests in first mortgage loans, which we refer to as A-notes;
	●	Subordinated interests in first mortgage loans, which we refer to as B-notes;
	●	Mezzanine debt related to CRE that is senior to the borrower’s equity position but subordinated to other third-party debt;
	●	Preferred equity investments related to CRE that are subordinate to first mortgage loans and are not collateralized by the property underlying the investment;
	●	CMBS; and
	●	CRE equity investments.

As we discussed in the “Overview” section, in November 2016, we received approval from our Board to execute the Plan to focus our strategy on CRE debt investments. The Plan contemplated disposing of certain legacy CRE debt investments, exiting underperforming non-core asset classes and establishing a dividend policy based on sustainable earnings. Legacy CRE loans are loans underwritten prior to 2010. The non-core asset classes in which we had historically invested are described below:

Non-Core Asset Classes	Principal Investments
Residential real estate-related assets	●	Residential mortgage loans; and
	●	Residential mortgage-backed securities, which comprise our available-for-sale portfolio.

Commercial finance assets	●	Middle market secured corporate loans and preferred equity investments;
	●	Asset-backed securities, backed by senior secured corporate loans;
	●	Debt tranches of collateralized debt obligations (“CDOs”) and collateralized loan obligations (“CLOs”), and sometimes, collectively, as CDOs;
	●	Structured note investments, which comprise our trading securities portfolio;
	●	Syndicated corporate loans; and
	●	Preferred equity investment in a commercial leasing enterprise that originates and holds small- and middle-ticket commercial direct financing leases and notes.

(Back to Index)

(Back to Index)

Assets and Liabilities Held for Sale

The assets and liabilities of business segments classified as discontinued operations and other assets and liabilities classified as held for sale are reported separately in the accompanying consolidated financial statements and are summarized as follows at December 31, 2019 and 2018 (in thousands):

	December 31,
	2019	2018
ASSETS
Loans and other assets held for sale	$—	$17,645
Property and other assets held for sale	16,766	—
Total assets held for sale	$16,766	$17,645
LIABILITIES
Accounts payable and other liabilities	$1,746	$1,820
Total liabilities held for sale	$1,746	$1,820

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

(Back to Index)

(Back to Index)

The following tables present the fair value of our derivative financial instruments as well as their classification on our consolidated balance sheets and on the consolidated statements of operations for the years presented:

Fair Value of Derivative Instruments (in thousands)

	Asset Derivatives
At December 31, 2019	Notional Amount	Consolidated Balance Sheets Location	Fair Value
Interest rate swap contracts, hedging (1)	$2,630	Derivatives, at fair value	$30

	Liability Derivatives
	Notional Amount	Consolidated Balance Sheets Location	Fair Value
Interest rate swap contracts, hedging (1)	$87,551	Derivatives, at fair value	$4,558
Interest rate swap contracts, hedging	$90,181	Accumulated other comprehensive income (loss)	$(3,999)

	Asset Derivatives
At December 31, 2018	Notional Amount	Consolidated Balance Sheets Location	Fair Value
Interest rate swap contracts, hedging (1)	$31,725	Derivatives, at fair value	$985

	Liability Derivatives
	Notional Amount	Consolidated Balance Sheets Location	Fair Value
Interest rate swap contracts, hedging (1)	$49,326	Derivatives, at fair value	$1,043
Interest rate swap contracts, hedging	$81,051	Accumulated other comprehensive income (loss)	$563

(1)	Interest rate swap contracts are accounted for as cash flow hedges.
The Effect of Derivative Instruments on the Consolidated Statements of Operations (in thousands)

	Derivatives
Year Ended December 31, 2019	Consolidated Statements of Operations Location	Realized and Unrealized Gain (Loss) (1)
Interest rate swap contracts, hedging	Interest expense	$(138)

	Derivatives
Year Ended December 31, 2018	Consolidated Statements of Operations Location	Realized and Unrealized Gain (Loss) (1)
Interest rate swap contracts, hedging	Interest expense	$(169)

(1)	Negative values indicate a decrease to the associated consolidated statements of operations line items.

(Back to Index)

(Back to Index)

At December 31, 2019, we had 19 swap contracts outstanding in order to hedge against adverse rate movements on our one-month LIBOR borrowings. Our interest rate swap contracts at December 31, 2019 were as follows (dollars in thousands):

	Benchmark Rate	Notional Value	Strike Rate	Effective Date	Maturity Date	Fair Value
Interest rate swap	One-month LIBOR	$3,010	2.02%	6/18/2017	1/18/2026	$(69)
Interest rate swap	One-month LIBOR	3,640	2.15%	8/18/2017	3/18/2027	(119)
Interest rate swap	One-month LIBOR	4,025	2.09%	8/18/2017	10/18/2026	(115)
Interest rate swap	One-month LIBOR	13,550	2.09%	10/18/2017	9/18/2027	(404)
Interest rate swap	One-month LIBOR	7,500	2.20%	10/18/2017	9/18/2027	(282)
Interest rate swap	One-month LIBOR	2,820	2.77%	3/18/2018	3/18/2028	(235)
Interest rate swap	One-month LIBOR	2,571	2.86%	5/18/2018	3/18/2028	(232)
Interest rate swap	One-month LIBOR	3,720	2.86%	5/18/2018	11/18/2025	(263)
Interest rate swap	One-month LIBOR	7,325	2.80%	7/18/2018	1/18/2026	(500)
Interest rate swap	One-month LIBOR	4,300	2.80%	7/18/2018	1/18/2026	(293)
Interest rate swap	One-month LIBOR	2,300	2.85%	7/18/2018	2/18/2027	(186)
Interest rate swap	One-month LIBOR	4,020	2.76%	7/18/2018	7/18/2026	(282)
Interest rate swap	One-month LIBOR	4,020	2.76%	7/18/2018	7/18/2026	(283)
Interest rate swap	One-month LIBOR	4,420	2.89%	8/18/2018	7/18/2028	(423)
Interest rate swap	One-month LIBOR	7,330	2.85%	8/18/2018	12/18/2026	(583)
Interest rate swap	One-month LIBOR	6,500	2.72%	9/18/2018	7/18/2022	(194)
Interest rate swap	One-month LIBOR	4,770	2.17%	5/18/2019	7/18/2022	(76)
Interest rate swap	One-month LIBOR	1,730	1.87%	7/18/2019	6/18/2029	(19)
Interest rate swap	One-month LIBOR	2,630	1.49%	11/18/2019	11/18/2026	30
Total		$90,181				$(4,528)

We had 16 interest rate swap contracts at December 31, 2018.

(Back to Index)

(Back to Index)

Repurchase and Credit Facilities

Borrowings under our repurchase agreements were guaranteed by us or one of our subsidiaries. The following table sets forth certain information with respect to our repurchase agreements (dollars in thousands, except amounts in footnotes):

	December 31, 2019				December 31, 2018
	Outstanding Borrowings (1)	Value of Collateral	Number of Positions as Collateral	Weighted Average Interest Rate	Outstanding Borrowings (1)	Value of Collateral	Number of Positions as Collateral	Weighted Average Interest Rate
CRE - Term Repurchase Facilities
Wells Fargo Bank, N.A. (2)	$225,217	$291,903	28	3.70%	$154,478	$226,530	13	4.33%
Morgan Stanley Bank, N.A. (3)	—	—	—	—%	37,113	62,457	3	5.09%
Barclays Bank PLC (4)	111,881	145,035	14	3.99%	240,416	308,389	11	4.51%
JPMorgan Chase Bank, N.A. (5)	207,807	268,283	17	3.56%	75,440	98,839	5	4.30%

Trust Certificates - Term Repurchase Facilities
RSO Repo SPE Trust 2017 (6)	—	—	—	—%	47,172	118,780	2	6.41%

CMBS - Short-Term Repurchase Agreements
Deutsche Bank Securities Inc.	37,141	57,331	6	3.13%	7,305	9,158	5	3.98%
JP Morgan Securities LLC	33,703	42,075	13	2.87%	42,040	73,066	13	3.57%
Barclays Capital Inc.	87,643	112,939	7	2.82%	—	—	—	—%
RBC Capital Markets, LLC	34,829	47,081	5	2.96%	246,476	313,644	33	3.64%
RBC (Barbados) Trading Bank Corporation	181,584	224,972	30	2.82%	—	—	—	—%
Total	$919,805	$1,189,619			$850,440	$1,210,863

(1)	Outstanding borrowings includes accrued interest payable.
(2)	Includes $607,000 and $1.6 million of deferred debt issuance costs at December 31, 2019 and 2018, respectively.
(3)	Includes $167,000 of deferred debt issuance costs at December 31, 2018. There were no deferred debt issuance costs at December 31, 2019.
(4)	Includes $817,000 and $1.5 million of deferred debt issuance costs at December 31, 2019 and 2018, respectively.
(5)	Includes $1.3 million and $2.0 million of deferred debt issuance costs at December 31, 2019 and 2018, respectively.
(6)	Includes $204,000 of deferred debt issuance costs at December 31, 2018. There were no deferred debt issuance costs at December 31, 2019.

We were in compliance with all covenants in the respective agreements at December 31, 2019 and 2018.

CRE - Term Repurchase Facilities

In February 2012, a wholly-owned subsidiary entered into a master repurchase and securities agreement with Wells Fargo Bank, N.A. to finance the origination of CRE loans. In July 2018, the subsidiary entered into an amended and restated master repurchase agreement (the “2018 Facility”), in exchange for an extension fee and other reasonable costs, that maintained the $400.0 million maximum facility amount and extended the term of the facility to July 2020 with three one-year extension options exercisable at our discretion. The 2018 Facility charges interest rates of one-month LIBOR plus spreads ranging from 1.75% to 2.50%.

In September 2015, a wholly-owned subsidiary entered into a master repurchase and securities agreement (the “Morgan Stanley Facility”) with Morgan Stanley Bank, N.A. to finance the origination of CRE loans. Our subsidiary entered into three amendments to the Morgan Stanley Facility, the third of which was entered into in September 2019, which ultimately reduced its maximum capacity to $37.2 million and extended the maturity date through October 2019, at which time it was repaid in full.

In April 2018, an indirect wholly-owned subsidiary entered into a master repurchase agreement (the “Barclays Facility”) with Barclays Bank PLC to finance our core CRE lending business. The Barclays Facility has a maximum facility amount of $250.0 million, charges interest of one-month LIBOR plus a spread between 2.00% and 2.50% and matures in April 2021, subject to certain one-year extension options in accordance with the facility’s terms.

In October 2018, an indirect wholly-owned subsidiary entered into a master repurchase agreement (the “JPMorgan Chase Facility”) with JPMorgan Chase Bank, N.A. to finance the origination of CRE loans. The JPMorgan Chase Facility has a maximum facility amount of $250.0 million, charges interest of one-month LIBOR plus a spread between 2.00% and 2.25% and matures in October 2021, subject to two one-year extension options in accordance with the facility’s terms.

(Back to Index)

(Back to Index)

Trust Certificates - Term Repurchase Facility

In November 2015, a wholly-owned subsidiary entered into a repurchase and securities agreement (the “2015 Term Repurchase Trust Facility”) with RSO Repo SPE Trust 2015, a structure that provides financing under a structured sale of trust certificates to qualified institutional buyers through an offering led by Wells Fargo Securities, LLC (“Wells Fargo Securities”). In July 2018, the 2015 Term Repurchase Trust Facility was paid off as a result of the exercise of the optional redemption of RCC 2015-CRE4.

In September 2017, a wholly-owned subsidiary entered into a repurchase and securities agreement (the “2017 Term Repurchase Trust Facility”) with RSO Repo SPE Trust 2017, a structure that provides financing under a structured sale of trust certificates to qualified institutional buyers through an offering led by Wells Fargo Securities. In July 2019, we paid off the outstanding balance of the 2017 Term Repurchase Trust Facility in connection with the redemption of RCC 2017-CRE5.

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

In February 2013, a subsidiary entered into a mater repurchase agreement (the “Barclays Capital Facility”) with Barclays Capital Inc. to finance the purchase of CMBS. In August 2019, we entered into an amendment to the Barclays Capital Facility that updated certain reporting requirements.

In August 2017, a subsidiary entered into a master repurchase and securities agreement with RBC Capital Markets, LLC to finance the purchase of CMBS. There is no stated maximum amount or maturity date of the facility and the repurchase agreement includes monthly resets of interest rates.

In October 2019, a subsidiary entered into a master repurchase and securities agreement with RBC (Barbados) Trading Bank Corporation to finance the purchase of CMBS. There is no stated maximum amount or maturity date of the facility and the repurchase agreement includes monthly resets of interest rates.

CMBS - Term Repurchase Facilities

In February 2011, two of our wholly-owned subsidiaries entered into a master repurchase and securities contract (the “2011 Facility”) to be used as a term repurchase facility to finance the purchase of highly-rated CMBS. In March 2018, we paid off the 2011 Facility and allowed it to mature on March 31, 2018.

Securitizations

RCC 2015-CRE3

In February 2015, we closed RCC 2015-CRE3, a $346.2 million CRE securitization transaction that provided financing for transitional CRE loans. In August 2018, our subsidiary exercised the optional redemption feature of RCC 2015-CRE3, and all of the outstanding senior notes were paid off from the payoff proceeds of certain of the securitization’s assets.

RCC 2015-CRE4

In August 2015, we closed RCC 2015-CRE4, a $312.9 million CRE securitization transaction that provided financing for transitional CRE loans. In July 2018, our subsidiary exercised the optional redemption feature of RCC 2015-CRE4, and all of the outstanding senior notes were paid off from the payoff proceeds of certain of the securitization’s assets.

RCC 2017-CRE5

In July 2017, we closed RCC 2017-CRE5, a $376.7 million CRE securitization transaction that provided financing for transitional CRE loans. In May 2019, we paid off all of the outstanding third-party owned senior notes from the payoff proceeds of certain of the securitization’s assets. In July 2019, we exercised the optional redemption feature of the securitization.

(Back to Index)

(Back to Index)

XAN 2018-RSO6

In June 2018, we closed XAN 2018-RSO6, a $514.2 million CRE securitization transaction that provided financing for transitional CRE loans. XAN 2018-RSO6 issued a total of approximately $405.0 million of senior notes at par to unrelated investors. A subsidiary of RCC Real Estate, Inc. (“RCC RE”) purchased 16.7% of the Class D senior notes and 100% of the Class E and Class F notes. In addition, a subsidiary of RCC RE purchased an equity interest representing 100% of the outstanding preference shares. At December 31, 2019, the notes issued to third party investors had a weighted average interest rate of one-month LIBOR plus 1.43%. All of the notes issued mature in June 2035, although we have the right to call the notes any time after July 2020 until maturity.

XAN 2019-RSO7

In April 2019, we closed XAN 2019-RSO7, a $687.2 million CRE securitization transaction that provided financing for transitional CRE loans. XAN 2019-RSO7 issued a total of approximately $585.8 million of senior notes at par to unrelated investors. A subsidiary of RCC RE purchased 20.4% of the Class D senior notes and 100% of the Class E and Class F notes. In addition, a subsidiary of RCC RE purchased an equity interest representing 100% of the outstanding preference shares. At December 31, 2019, the notes issued to third party investors had a weighted average interest rate of one-month LIBOR plus 1.30%. All of the notes issued mature in April 2036, although we have the right to call the notes any time after May 2021 until maturity.

At December 31, 2019, we retain equity in the following securitizations (in thousands):

	Closing Date	Maturity Date	End of Designated Principal Reinvestment Period (1)	Total Note Paydowns from Closing Date through December 31, 2019
XAN 2018-RSO6	June 2018	June 2035	December 2020	$220,334
XAN 2019-RSO7	April 2019	April 2036	April 2022	$132

(1)

The designated principal reinvestment period is the period in which principal repayments can be utilized to purchase loans held outside of the respective securitization that represent the funded commitments of existing collateral in the respective securitization that were not funded as of the date the respective securitization was closed.

Corporate Debt

4.50% Convertible Senior Notes, 6.00% Convertible Senior Notes and 8.00% Convertible Senior Notes

We issued $100.0 million aggregate principal of our 8.00% Convertible Senior Notes and $143.8 million aggregate principal of our 4.50% convertible senior notes due 2022 (“4.50% Convertible Senior Notes”) in January 2015 and August 2017, respectively (together, the “Convertible Senior Notes”). Additionally, we issued $115.0 million aggregate principal of our 6.00% convertible senior notes due 2018 (“6.00% Convertible Senior Notes”) in October 2013. In conjunction with the issuance of our 4.50% Convertible Senior Notes, we extinguished $44.5 million and $78.8 million aggregate principal of our 6.00% Convertible Senior Notes and 8.00% Convertible Senior Notes, respectively. In December 2018, the 6.00% Convertible Senior Notes were paid off upon maturity.

The following table summarizes the Convertible Senior Notes at December 31, 2019 (dollars in thousands, except the conversion prices and amounts in the footnotes):

	Principal Outstanding	Borrowing Rate	Effective Rate (1)	Conversion Rate (2)(3)	Conversion Price (3)	Maturity Date
4.50% Convertible Senior Notes	$143,750	4.50%	7.43%	83.1676	$12.02	August 15, 2022
8.00% Convertible Senior Notes	$21,182	8.00%	9.13%	46.8604	$21.34	January 15, 2020

(1)	Includes the amortization of the market discounts and deferred debt issuance costs, if any, for the Convertible Senior Notes recorded in interest expense on the consolidated statements of operations.
(2)

Represents the number of shares of common stock per $1,000 principal amount of the Convertible Senior Notes’ principal outstanding, subject to adjustment as provided in the Second Supplemental Indenture (the “8.00% Convertible Senior Notes Indenture”) and the Third Supplemental Indenture (the “4.50% Convertible Senior Notes Indenture”).

(3)

The conversion rate and conversion price of the 4.50% Convertible Senior Notes at December 31, 2019 are adjusted to reflect quarterly cash dividends in excess of a $0.10 dividend threshold, as defined in the 4.50% Convertible Senior Notes Indenture. The split-adjusted dividend threshold of $0.64, as defined in the 8.00% Convertible Senior Notes Indenture, was not exceeded for the years ended December 31, 2019 and 2018.

In January 2020, the 8.00% Convertible Senior Notes were paid off upon maturity.

The 4.50% Convertible Senior Notes are convertible at the option of the holder at any time up until one business day before the maturity date and may be settled in cash, shares of our common stock or a combination of cash and shares of our common stock, at our election. We may not redeem the 4.50% Convertible Senior Notes prior to maturity. The closing price of our common stock was $11.81 on December 31, 2019, which did not exceed the conversion price of our 4.50% Convertible Senior Notes at December 31, 2019.

(Back to Index)

(Back to Index)

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

There were no unamortized debt issuance costs associated with the junior subordinated debentures for RCT I and RCT II outstanding at December 31, 2019 and 2018. The interest rates for RCT I and RCT II, at December 31, 2019, were 5.91% and 5.89%, respectively. The interest rates for RCT I and RCT II, at December 31, 2018, were 6.75% and 6.47%, respectively.

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

Stockholders’ Equity

Total stockholders’ equity at December 31, 2019 was $556.4 million and gave effect to $4.0 million of net unrealized losses on our cash flow hedges and $5.8 million of net unrealized gains on our available-for-sale portfolio, shown as a component of accumulated other comprehensive income (loss). Stockholders’ equity at December 31, 2018 was $553.8 million and gave effect to $563,000 of unrealized gains on our cash flow hedges and $3.6 million of net unrealized losses on our available-for-sale portfolio, shown as a component of accumulated other comprehensive income (loss). The increase in stockholders’ equity during the year ended December 31, 2019 was primarily attributable to the $4.9 million decrease in net unrealized losses in connection with mark-to-mark adjustments on our CMBS and derivative contracts.

(Back to Index)

(Back to Index)

Balance Sheet - Book Value Reconciliation

The following table rolls forward our common stock book value for the three months and year ended December 31, 2019 and reconciles our common stock book value to our economic book value (a non-GAAP measure) at December 31, 2019 (dollars in thousands, except amounts in footnotes):

	Three Months Ended December 31, 2019		Year Ended December 31, 2019
	Total Amount	Per Share Amount	Total Amount	Per Share Amount
Common stock book value at beginning of period (1)	$444,070	$14.12	$437,863	$14.02
Net income allocable to common shares	3,798	0.12	25,616	0.81
Change in other comprehensive income:
Available-for-sale securities	(1,139)	(0.04)	9,440	0.30
Derivatives	1,804	0.06	(4,562)	(0.15)
Common stock dividends	(8,651)	(0.28)	(29,875)	(0.94)
Common stock dividends on unvested shares	(116)	—	(404)	(0.01)
Accretion (dilution) from additional shares outstanding at December 31, 2019 (2)	676	0.02	2,364	(0.03)
Total net (decrease) increase	(3,628)	(0.12)	2,579	(0.02)
Common stock book value at end of period (1)(3)	$440,442	$14.00	440,442	14.00

Reconciling items in arriving at economic book value at December 31, 2019:
Non-cash convertible senior notes’ unamortized discounts:
4.50% Convertible Senior Notes	(8,133)	(0.26)	(8,133)	(0.26)
8.00% Convertible Senior Notes	(6)	—	(6)	—
Series C Preferred Stock redemption value in excess of carrying value	(4,045)	(0.13)	(4,045)	(0.13)
Economic book value at December 31, 2019	$428,258	$13.61	$428,258	$13.61

(1)

Per share calculations exclude unvested restricted stock, as disclosed on the consolidated balance sheet, of 420,962, 424,164 and 422,671 shares at December 31, 2019, September 30, 2019 and December 31, 2018, respectively. The denominator for the calculation is 31,459,632, 31,446,738 and 31,234,828 at December 31, 2019, September 30, 2019, and December 31, 2018, respectively.

(2)	Per share amount calculation includes the impact of 12,894 and 224,804 additional shares for the three months and year ended December 31, 2019.
(3)	Common stock book value is calculated as total stockholders’ equity of $556.4 million less preferred stock equity of $116.0 million at December 31, 2019.

Management Agreement Equity

Our base management fee, as defined in the Management Agreement, is equal to (i) 1/12th of the amount of our equity multiplied by (ii) 1.50%.

The following table summarizes the calculation of equity, as defined in the Management Agreement (in thousands):

Amount
At December 31, 2019:
Proceeds from capital stock issuances, net (1)	$1,219,936
Retained earnings, net (2)	(451,926)
Payments for repurchases of capital stock, net	(207,011)
Total	$560,999

(1)	Deducts underwriting discounts and commissions and other expenses and costs relating to such issuances.
(2)	Excludes non-cash equity compensation expense incurred to date.

Core Earnings

Core Earnings is a non-GAAP financial measure that we use to evaluate our operating performance.

Core Earnings exclude the effects of certain transactions and adjustments in accordance with GAAP that we believe are not necessarily indicative of our current CRE loan portfolio and other CRE-related investments and operations. Core Earnings exclude income (loss) from all non-core assets such as commercial finance, middle market lending, residential mortgage lending, certain legacy CRE assets and other non-CRE assets designated as assets held for sale at the initial measurement date of December 31, 2016.

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

Core Earnings allocable to common shares, adjusted (“Core Earnings Adjusted”) is a non-GAAP financial measure used to evaluate our operating performance. Core Earnings Adjusted exclude certain non-recurring items and the results of certain transactions that are not indicative of our ongoing operating performance.

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

(Back to Index)

(Back to Index)

The following table provides a reconciliation from GAAP net income allocable to common shares to Core Earnings allocable to common shares and Core Earnings allocable to common shares, adjusted for the periods presented (dollars in thousands, except amounts in the footnotes):

	Years Ended December 31,
	2019	Per Share Data	2018	Per Share Data
Net income allocable to common shares - GAAP	$25,616	0.81	$6,973	0.22
Adjustment for realized gains on CRE assets (3)	—	—	(520)	(0.02)
Net income allocable to common shares - GAAP, adjusted	25,616	0.81	6,453	0.20

Reconciling items from continuing operations:
Non-cash equity compensation expense	2,212	0.07	2,717	0.09
Non-cash provision for (recovery of) CRE loan losses	58	—	(1,427)	(0.05)
Litigation settlement expense (4)	—	—	(2,167)	(0.07)
Non-cash amortization of discounts or premiums associated with borrowings	2,842	0.09	3,169	0.10
Income tax benefit from non-core investments (1)(2)	—	—	(343)	(0.01)
Net realized gain on non-core assets (1)(2)	(123)	—	(1,925)	(0.06)
Net income from non-core assets (2)	(871)	(0.03)	(12)	—

Reconciling items from discontinued operations and CRE loans:
Net interest income on legacy CRE loans	(747)	(0.02)	(1,856)	(0.06)
Realized gain on liquidation of CRE loans	—	—	(1,000)	(0.03)
Operating expenses on legacy CRE loans	—	—	187	—
Fair value adjustments on legacy CRE loans	4,725	0.15	7,224	0.23
Net loss from other non-CRE investments held for sale	—	—	508	0.02
Loss (income) from discontinued operations, net of taxes	251	—	(121)	—
Core Earnings before realized loss on CRE assets	33,963	1.07	11,407	0.36

Adjustment for realized loss on CRE loan	—	—	(2,332)	(0.07)
Adjustment for realized gain on CRE-related investment	—	—	352	0.01
Core Earnings allocable to common shares	$33,963	$1.07	$9,427	$0.30

Reconciling items in arriving at Core Earnings allocable to common shares, adjusted:
Realized loss on sale of a previously impaired CRE loan	—	—	2,332	0.07
Loss on redemption of Series B Preferred Stock	—	—	7,482	0.24
Litigation settlement expense	—	—	2,167	0.07
Impairment on legacy CMBS investment	—	—	934	0.03
Core Earnings allocable to common shares, adjusted (5)(6)(7)	$33,963	$1.07	$22,342	$0.71

Weighted average common shares - diluted	31,670		31,383

Core Earnings per common share - diluted	$1.07		$0.30
Core Earnings per common share, adjusted - diluted (5)(6)(7)	$1.07		$0.71

(1)	Income tax expense (benefit) from non-core investments and net realized gain (loss) on non-core assets are components of net income or loss from non-core assets.
(2)

Non-core assets are investments and securities owned by us at the initial measurement date in (i) commercial finance, (ii) middle market lending, (iii) residential mortgage lending, (iv) legacy CRE assets and (v) other non-CRE assets included in assets held for sale.

(3)

Includes a realized gain of $352,000, or $0.01 per common share-diluted, in connection with the sale of CMBS and a realized recovery of CRE loan loss provision of $168,000, or $0.01 per common share-diluted, in connection with the sale of a previously impaired, 2013 vintage CRE loan for the year ended December 31, 2018.

(4)	Reflects the payment of the settlement of a securities litigation, previously accrued in 2017, for the year ended December 31, 2018.
(5)

Core Earnings, adjusted exclude a realized loss of $(2.3) million, or $(0.07) per common share-diluted, for the year ended December 31, 2018 in connection with the sale of a previously impaired, 2013 vintage CRE loan.

(6)

Core Earnings, adjusted exclude a non-recurring charge of $(7.5) million, or $(0.24) per common share-diluted for the year ended December 31, 2018 in connection with the redemption of our remaining 8.25% Series B Cumulative Redeemable Preferred Stock.

(7)	Core Earnings, adjusted exclude an impairment charge of $(934,000), or $(0.03) per common share-diluted, for the year ended December 31, 2018 in connection with a legacy CMBS investment.

Core Earnings in accordance with the Management Agreement, which excludes incentive compensation payable, was $7.3 million, or $0.23 per common share outstanding, for the three months ended December 31, 2019. There was no incentive compensation payable for the three months ended December 31, 2019.

(Back to Index)

(Back to Index)

Incentive Compensation Hurdle

In accordance with the Management Agreement, incentive compensation is earned by our Manager when our Core Earnings per common share (as defined in the Management Agreement) for such quarter exceeds an amount equal to: (1) the weighted average of (a) book value (as defined in the Management Agreement) as of the end of such quarter divided by 30,881,351 shares and (b) the price per share (including the conversion price, if applicable) paid for common shares in each offering (or issuance, upon the conversion of convertible securities) by us subsequent to September 30, 2017, in each case at the time of issuance, multiplied by (2) the greater of (a) 1.75% and (b) 0.4375% plus one-fourth of the ten year treasury rate, as defined in the Management Agreement, for such quarter (the “Incentive Compensation Hurdle”).

For the three months ended December 31, 2019, our Core Earnings, as defined in the Management Agreement, did not exceed the Incentive Compensation Hurdle.

Liquidity and Capital Resources

Liquidity is a measurement of our ability to meet potential cash requirements, including ongoing commitments to pay dividends, fund investments, repay borrowings and provide for other general business needs, including payment of our base management fee and incentive compensation. Our ability to meet our on-going liquidity needs is subject to our ability to generate cash from operating activities and our ability to maintain and/or obtain additional debt financing and equity capital together with the funding sources referred to below.

During the year ended December 31, 2019, our principal sources of liquidity were proceeds of: (i) $863.5 million (net) from financing sourced from our CRE - term repurchase facilities and CMBS - short-term repurchase agreement proceeds, (ii) $123.4 million from net repayments on our CRE loan portfolio, (iii) $46.3 million from our CRE securitizations that used repaid principal to invest in CRE loan future funding commitments and (iv) $31.5 million from the close of XAN 2019-RSO7. These sources of liquidity, offset by our deployments in CRE debt investments, distributions on our common and preferred stock and operating expenses, substantially resulted in the $80.0 million of unrestricted cash we held at December 31, 2019.

We expect that the expansion of our fixed-rate CRE loan platform may result in increases to our margin requirements.

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

At December 31, 2019, we had various repurchase agreements, as summarized below (in thousands, except amounts in footnotes):

	Execution Date	Maturity Date (1)	Maximum Capacity	Repurchase Principal Outstanding (2)	Availability
CRE - Term Repurchase Facilities
Wells Fargo Bank, N.A.	February 2012	July 2020	$400,000	$225,470	$174,530
Barclays Bank PLC	April 2018	April 2021	250,000	112,536	137,464
JPMorgan Chase Bank, N.A.	October 2018	October 2021	250,000	208,803	41,197
CMBS - Short-Term Repurchase Agreements
Deutsche Bank Securities Inc.	March 2005	February 2020	N/A	36,985	N/A
JP Morgan Securities LLC	November 2012	January 2020	N/A	33,676	N/A
Barclays Capital Inc.	February 2013	January 2020	N/A	87,544	N/A
RBC Capital Markets, LLC	August 2017	January 2020	N/A	34,787	N/A
RBC (Barbados) Trading Bank Corporation	October 2019	January 2020	N/A	181,438	N/A
Total				$921,239

(1)	The CMBS - short-term repurchase agreements’ maturity dates represent the next interest payment and extension dates. The agreements do not contain defined maturity dates.
(2)	Excludes accrued interest payable of $1.3 million and deferred debt issuance costs and discounts of $2.7 million at December 31, 2019.

(Back to Index)

(Back to Index)

The following table summarizes the average principal outstanding on our term and short-term repurchase agreements during the three months ended December 31, 2019 and 2018 and the principal outstanding on our term and short-term repurchase agreements at December 31, 2019 and 2018 (in thousands, except amounts in footnotes):

	Three Months Ended December 31, 2019	December 31, 2019	Three Months Ended December 31, 2018	December 31, 2018
	Average Principal Outstanding	Principal Outstanding (1)(2)	Average Principal Outstanding	Principal Outstanding (1)(2)
Term and Short-Term Repurchase Agreements
Collateralized by CRE loans	$472,099	$546,809	$467,939	$559,138
Collateralized by CMBS	337,648	374,430	267,990	295,048
Total	$809,747	$921,239	$735,929	$854,186

(1)

Excludes accrued interest payable on repurchase agreements collateralized by CRE loans of $810,000 and $1.0 million and deferred debt issuance costs and discounts of $2.7 million and $5.5 million at December 31, 2019 and 2018, respectively.

(2)	Excludes accrued interest payable on repurchase agreements collateralized by CMBS of $470,000 and $773,000 at December 31, 2019 and 2018, respectively.

The following table summarizes the maximum month-end principal outstanding on our term and short-term repurchase agreements during the periods presented (in thousands):

	Maximum Month-End Principal Outstanding During the
	Years Ended December 31,
	2019	2018
Term and Short-Term Repurchase Agreements (1)
Collateralized by CRE loans	$665,294	$561,382
Collateralized by CMBS	$374,430	$295,048

(1)	Increases in the maximum month-end outstanding principal balances for the periods presented resulted from the originations and acquisitions of CRE loans and CMBS.
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

Historically, we financed the acquisition of our investments through CDOs and securitizations that essentially match the maturity and repricing dates of these financing vehicles with the maturities and repricing dates of our investments. In the past, we have derived substantial operating cash from our equity investments in our CDOs and securitizations, which will cease if the CDOs and securitizations fail to meet certain tests. Through December 31, 2019, we did not experience difficulty in maintaining our existing CDO and securitization financing and passed all of the critical tests required by these financings.

(Back to Index)

(Back to Index)

The following table sets forth the distributions received by us and coverage test summaries for each of our active securitizations at the periods presented (in thousands):

	Cash Distributions For the Year Ended		Overcollateralization Cushion (1)
Name	December 31, 2019	December 31, 2018	At December 31, 2019	At the Initial Measurement Date	End of Designated Principal Reinvestment Period
XAN 2018-RSO6 (2)	$17,959	$8,323	$71,186	$25,731	December 2020
XAN 2019-RSO7 (2)	$10,672	$—	$34,356	$34,341	April 2022
Apidos CDO I, Ltd. (3)	$708	$—	N/A	$17,136	N/A
Apidos CDO III, Ltd. (3)	$—	$618	N/A	$11,269	N/A

(1)	Overcollateralization cushion represents the amount by which the collateral held by the securitization issuer exceeds the minimum amount required.
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

(3)	Apidos CDO I and Apidos CDO III were substantially liquidated in October 2014 and June 2015, respectively.

The following table sets forth the distributions made by and liquidation details for our liquidated securitizations for the periods presented (in thousands):

	Cash Distributions For the Year Ended		Liquidation Details
Name	December 31, 2019	December 31, 2018	Liquidation Date	Remaining Assets at the Liquidation Date (1)
RCC 2015-CRE3	$—	$3,529	August 2018	$80,632
RCC 2015-CRE4	$—	$4,487	July 2018	$97,825
RCC 2017-CRE5	$12,551	$22,843	July 2019	$112,753
Whitney CLO I, Ltd. (2)	$68	$—	January 2019	$—

(1)	The remaining assets at the liquidation date were distributed to us in exchange for our preference shares and equity notes in the respective securitization.
(2)	Whitney CLO I, Ltd. was substantially liquidated in September 2013.

At February 29, 2020 our liquidity is derived from two primary sources:

•	unrestricted cash and cash equivalents of $70.2 million; and
•	approximately $68.5 million of liquidity from available financing of unlevered CRE loans and CMBS.

Our leverage ratio, defined as the ratio of borrowings to stockholders’ equity, may vary as a result of the various funding strategies we use. At December 31, 2019 and 2018, our leverage ratio under GAAP was 3.4 and 2.8 times, respectively. The leverage ratio increase was driven primarily by our increase in borrowings during 2019.

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

(Back to Index)

(Back to Index)

Contractual Obligations and Commitments

	Contractual Commitments
	(dollars in thousands)
	Payments due by Period
	Total	Less than 1 year	1 - 3 years	3 - 5 years	More than 5 years
At December 31, 2019:
CRE securitizations	$752,797	$—	$—	$—	$752,797
Unsecured junior subordinated debentures (1)	51,548	—	—	—	51,548
4.50% Convertible Senior Notes (2)	143,750	—	143,750	—	—
8.00% Convertible Senior Notes (3)	21,182	21,182	—	—	—
Repurchase and credit facilities (4)	922,519	600,724	321,795	—	—
Unfunded commitments on CRE loans (5)	100,946	42,336	58,610	—	—
Base management fees (6)	8,415	8,415	—	—	—
Total	$2,001,157	$672,657	$524,155	$—	$804,345

(1)	Contractual commitments exclude $24.6 million and $25.3 million of estimated interest expense payable through maturity, in June 2036 and October 2036, respectively, on our trust preferred securities.
(2)	Contractual commitments exclude $17.2 million of interest expense payable through maturity, in August 2022, on our 4.50% Convertible Senior Notes.
(3)	Contractual commitments exclude $71,000 of interest expense payable through maturity, in January 2020, on our 8.00% Convertible Senior Notes.
(4)	Contractual commitments include $1.3 million of accrued interest payable at December 31, 2019 on our repurchase facilities.
(5)

Unfunded commitments on our originated CRE whole loans generally fall into two categories: (i) pre-approved capital improvement projects and (ii) new or additional construction costs subject, in each case, to the borrower meeting specified criteria. Upon completion of the improvements or construction, we would receive additional interest income on the advanced amount. At December 31, 2019, we had unfunded commitments on 70 CRE whole loans and one CRE preferred equity investment.

(6)

Base management fees presented are based on an estimate of base management fees payable to our Manager over the next 12 months. Our Management Agreement also provides for an incentive compensation arrangement that is based on operating performance. The incentive compensation is not a fixed and determinable amount, and therefore it is not included in this table.

Off-Balance Sheet Arrangements

General

At December 31, 2019, we did not maintain any relationships with unconsolidated entities or financial partnerships that were established for the purpose of facilitating off-balance sheet arrangements or contractually narrow or limited purposes, although we do have interests in unconsolidated entities not established for those purposes. Except as set forth below, at December 31, 2019, we had not guaranteed obligations of any unconsolidated entities or entered into any commitment or letter of intent to provide additional funding to any such entities.

Unfunded CRE Loan Commitments

In the ordinary course of business, we make commitments to borrowers whose loans are in our CRE loan portfolio to provide additional loan funding in the future. Disbursement of funds pursuant to these commitments is subject to the borrower meeting pre-specified criteria. These commitments are subject to the same underwriting requirements and ongoing portfolio maintenance as are the on-balance sheet financial investments that we hold. Since these commitments may expire without being drawn upon, the total commitment amount does not necessarily represent future cash requirements. Whole loans had $98.0 million and $105.7 million in unfunded loan commitments at December 31, 2019 and 2018, respectively. Preferred equity investments had $3.0 million in unfunded investment commitments at December 31, 2019. There were no preferred equity investment unfunded commitments at December 31, 2018.

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

(Back to Index)

(Back to Index)

In May 2017, we received proceeds of $16.2 million from the sale of our equity interest in Pearlmark Mezz, an unconsolidated entity. As part of our sale of Pearlmark Mezz, we entered into an indemnification agreement whereby we indemnified the purchaser against realized losses of up to $4.3 million on one mezzanine loan until its final maturity date in 2020. As a result, we recorded a $703,000 reserve for probable indemnification losses to establish a contingent liability during the year ended December 31, 2017. During the year ended December 31, 2019, we recorded a reversal of our reserve for probable losses of $647,000 in connection with a reduction in the indemnified party’s exposure following the partial sale of the mezzanine loan by the indemnified party. As a result of the indemnified party’s partial sale of the mezzanine loan, our maximum exposure was reduced to $536,000. At December 31, 2019 and 2018, we had a contingent liability, reported in accounts payable and other liabilities on our consolidated balance sheet, of $56,000 and $703,000, respectively, outstanding as a reserve for probable indemnification losses.

Critical Accounting Policies and Estimates

Our consolidated financial statements are prepared by management in accordance with GAAP. The preparation of financial statements in conformity with GAAP requires that we make estimates and assumptions that may affect the value of our assets or liabilities and disclosure of contingent assets and liabilities at the date of our financial statements, and our financial results. We believe that certain of our policies are critical because they require us to make difficult, subjective and complex judgments about matters that are inherently uncertain. The critical policies summarized below relate to valuation of investment securities, accounting for derivative financial instruments and hedging activities, income taxes, allowance for loan losses and variable interest entities (“VIEs”). We have reviewed these accounting policies with our Board and believe that all of the decisions and assessments upon which our financial statements are based were reasonable at the time made based upon information available to us at the time.

Valuation of Investment Securities

We classify our investment portfolio as either available-for-sale investments or trading investments. For a discussion of the basis of fair value analysis, and of the determination of whether an asset’s valuation should be characterized as Level 1, Level 2 or Level 3, see Note 2 in “Item 8. Financial Statements and Supplementary Data - Notes to Consolidated Financial Statements.”

We report investment securities available-for-sale at fair value, with unrealized gains and losses reported as a component of accumulated other comprehensive income (loss) on our consolidated balance sheets. We also report investment securities, trading at fair value with unrealized gains and losses reported as net realized and unrealized gain (loss) on investment securities, trading on the consolidated statements of operations. At December 31, 2019, we had aggregate net unrealized gains on our available-for-sale securities of $5.8 million. At December 31, 2018, we had aggregate net unrealized losses on our available-for-sale securities of $3.6 million. To determine fair value, we use an independent third-party valuation firm utilizing data available in the market as well as appropriate prepayment, default and recovery rates. We evaluate the reasonableness of the valuation we receive by using a dealer quote, bid or internal model. If there is a material difference between the value indicated by the third-party valuation firm and the dealer quote, we will evaluate the difference that could result in an updated valuation from the third-party firm or a revised dealer quote. Based on the prioritization of inputs used in valuation of each position, we categorize these investments as either Level 2 or 3 in the fair value hierarchy.

We are required to determine when an investment is considered impaired (i.e., a decline in fair value below its amortized cost), evaluate whether the impairment is other-than-temporary (i.e., the investment value will not be recovered over its remaining life), and, if the impairment is other-than-temporary, recognize an impairment loss equal to the difference between the investment’s cost and its fair value, see Note 2 in “Item 8. Financial Statements and Supplementary Data - Notes to Consolidated Financial Statements.”

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

U.S. Tax Cuts and Jobs Act

In December 2017, the Tax Cuts and Jobs Act (“TCJA”) was signed into law. The TCJA reduced the U.S. corporate income tax rate from 35% to 21% effective January 1, 2018. We were required to revalue our U.S. deferred tax assets and liabilities at the new federal corporate income tax rate as of the date of enactment of the TCJA and to include the rate change effect in the tax provision for the year ended December 31, 2018. Due to the valuation allowance, recorded against our net deferred tax assets, the rate change did not have any impact on our deferred tax expense. As part of U.S. international tax reform, the TCJA imposes a transition tax on certain accumulated foreign earnings aggregated across all non-U.S. subsidiaries, net of foreign deficits. At December 31, 2019, we do not have any foreign activity that would be subject to the transition tax.

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

At December 31, 2019, we determined that we are the primary beneficiary in five VIEs that are consolidated.

Recent Accounting Pronouncements

Accounting Standards Adopted in 2019

In June 2018, the FASB issued guidance to simplify the accounting for share-based payment transactions for acquiring goods and services from nonemployees by including these payments in the scope of the guidance for share-based payments to employees. In accordance with the guidance, our unvested issuances to our Manager and to non-employees granted prior to the January 1, 2019 adoption date were remeasured at fair value as of the adoption date with no subsequent remeasurement. Unvested issuances will continue to be amortized on a straight-line basis over the service period. Adoption did not have a material impact on our consolidated financial statements.

In February 2018, the FASB issued guidance to allow a reclassification from accumulated other comprehensive income (loss) to retained earnings for stranded tax effects resulting from the TCJA. Adoption did not have a material impact on our consolidated financial statements.

In August 2017, the FASB issued guidance to improve the financial reporting of hedging relationships to better portray the economic results of an entity’s risk management activities. Additionally, the guidance simplifies the application of the hedge accounting guidance via certain targeted improvements. In October 2018, the FASB updated the guidance to add a benchmark interest rate permitted for hedge accounting purposes. Adoption did not have a material impact on our consolidated financial statements.

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

In January 2017, the FASB issued guidance to add the SEC Staff Announcement “Disclosure of the Impact that Recently Issued Accounting Standards will have on the Financial Statements of a Registrant when such Standards are Adopted in a Future Period (in accordance with Staff Accounting Bulletin Topic 11.M).” The announcement applies to the May 2014 guidance on revenue recognition from contracts with customers, the February 2016 guidance on leases and the June 2016 guidance on how credit losses for financial assets at amortized cost and certain other instruments that are measured at fair value through net income are determined. The announcement provides the SEC staff view that a registrant should evaluate certain recent accounting standards that have not yet been adopted to determine appropriate financial statement disclosures about the potential material effects of those recent accounting standards. If a registrant does not know or cannot reasonably estimate the impact that adoption of the recent accounting standards referenced in this announcement is expected to have on the financial statements, then the registrant should make a statement to that effect and consider the additional qualitative financial statement disclosures to assist the reader in assessing the significance of the impact that the recent accounting standards will have on the financial statements of the registrant when adopted. We have completed our assessment under the new guidance on revenue recognition from contracts with customers in 2018 and on leases, see “Accounting Standards Adopted in 2019.” While we are currently evaluating the impact of the guidance on the measurement of credit losses on financial instruments, we expect this standard will impact the consolidated financial statements, as described below.

(Back to Index)

(Back to Index)

In June 2016, the FASB issued guidance that will change how credit losses for most financial assets and certain other instruments that are measured at fair value through net income are determined. The new guidance will replace the current incurred loss approach with an expected loss model for instruments measured at amortized cost. For available-for-sale debt securities, the guidance requires recording allowances rather than reducing the carrying amount, as we are currently under the other-than-temporary impairment model. It also simplifies the accounting model for credit-impaired debt securities and loans. In November 2018, the FASB issued amendments to the guidance, including the clarification that operating leases are excluded from the scope of the guidance. This guidance is effective for annual reporting periods beginning after December 15, 2019, and interim periods within that reporting period.

The new guidance gives an entity flexibility to select an appropriate method to measure the estimate for expected credit losses, provided that such estimates be based on relevant information about past events, including historical losses, current portfolio and market conditions, and reasonable and supportable forecasts for the duration of each asset that are applied consistently over time. We engaged a third-party advisor to assist in the implementation of the new guidance and provide a modeling software and market loan loss database. We expect to utilize a probability of default and loss given default methodology over a reasonable and supportable forecast period, after which we will revert immediately to our historical mean loss ratio, utilizing a blended approach sourced from our own historical losses and the market losses from the third party’s database, to be applied for the remaining estimable period.

The expected loss model requires us to make significant judgements, including: (i) the selection of a reasonable and supportable forecast period, (ii) projections for the amounts and timing of future fundings of committed balances and prepayments on CRE investments, (iii) the determination of the risk characteristics in which to pool financial assets, and (iv) the appropriate historical loss data to utilize in the model. We expect to utilize a one year reasonable and supportable forecast period in which we will apply the probability of default and loss given default methodology. CRE loans will be pooled based on the underlying property type collateralizing the respective loans. We expect to utilize our full, 13 year underwriting history in the determination of historical losses, along with the market loss history of a selected population of loans from the third party’s database that were similar to our loan types, loan sizes, durations, interest rate structure and general LTV profiles.

Upon adoption on January 1, 2020, we expect to record an initial current expected credit losses (“CECL”) reserve of approximately $4.5 million, of which $3.0 million, or $0.10 per share, will be recorded as a charge to retained earnings. The estimated CECL reserve represents 0.25% of the aggregate outstanding principal balance of our $1.8 billion CRE loan portfolio at December 31, 2019. Subsequent increases and decreases in expected credit losses will be recorded in our consolidated statement of operations.

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

ITEM 7A.QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

At December 31, 2019, the primary component of our market risk was interest rate risk, as described below. While we do not seek to avoid risk completely, we do seek to assume risk that can be quantified from historical experience, to actively manage that risk, to earn sufficient compensation to justify assuming that risk and to maintain capital levels consistent with the risk we undertake or to which we are exposed.

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

(Back to Index)

(Back to Index)

The following sensitivity analysis table presents, at December 31, 2019, the estimated impact on the fair value of our interest rate-sensitive investments, instruments and liabilities of changes in interest rates, assuming rates instantaneously fall 100 basis points and rise 100 basis points (dollars in thousands):

	December 31, 2019
	Interest Rates Fall 100 Basis Points	Unchanged	Interest Rates Rise 100 Basis Points
Interest rate-sensitive investments securities:
Fair value	$136,048	$128,528	$122,945
Change in fair value	7,520	—	(5,583)
Change as a percent of fair value	6%	—%	(4)%

Interest rate-sensitive hedging instruments:
Fair value	$(10,415)	$(4,528)	$941
Change in fair value	(5,887)	—	5,469
Change as a percent of fair value	130%	—%	(121)%

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
•

using derivatives to adjust the interest rate-sensitivity of our variable rate borrowings, which we discuss in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations - Financial Condition - Hedging Instruments.”

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

(Back to Index)

(Back to Index)

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders

Exantas Capital Corp.

Opinion on the financial statements

We have audited the accompanying consolidated balance sheets of Exantas Capital Corp. (a Maryland corporation) and subsidiaries (the “Company”) as of December 31, 2019 and 2018, the related consolidated statements of operations, comprehensive income (loss), changes in equity, and cash flows for each of the three years in the period ended December 31, 2019, and the related notes and financial statement schedules included under Item 15(a)(2) (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2019 and 2018, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2019, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the Company’s internal control over financial reporting as of December 31, 2019, based on criteria established in the 2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”), and our report dated March 9, 2020 expressed an unqualified opinion.

Basis for opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

/s/ GRANT THORNTON LLP

We have served as the Company’s auditor since 2005.

Philadelphia, Pennsylvania

March 9, 2020

(Back to Index)

(Back to Index)

EXANTAS CAPITAL CORP. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share data)

	December 31,
	2019	2018
ASSETS (1)
Cash and cash equivalents	$79,958	$82,816
Restricted cash	14,476	12,658
Accrued interest receivable	8,042	8,198
CRE loans, net of allowances of $1,460 and $1,401	1,789,985	1,551,967
Investment securities available-for-sale	520,714	418,998
Principal paydowns receivable	19,517	32,083
Investments in unconsolidated entities	1,548	1,548
Derivatives, at fair value	30	985
Other assets	3,290	4,015
Assets held for sale (see Note 23)	16,766	17,645
Total assets	$2,454,326	$2,130,913
LIABILITIES (2)
Accounts payable and other liabilities	$3,408	$7,550
Management fee payable	701	938
Accrued interest payable	4,408	4,224
Borrowings	1,872,577	1,554,223
Distributions payable	10,492	7,265
Derivatives, at fair value	4,558	1,043
Accrued tax liability	38	31
Liabilities held for sale (see Note 23)	1,746	1,820
Total liabilities	1,897,928	1,577,094
STOCKHOLDERS’ EQUITY
Preferred stock, par value $0.001: 10,000,000 shares authorized 8.625% Fixed-to-Floating Series C Cumulative Redeemable Preferred Stock, liquidation preference $25.00 per share; 4,800,000 and 4,800,000 shares issued and outstanding	5	5
Common stock, par value $0.001: 125,000,000 shares authorized; 31,880,594 and 31,657,499 shares issued and outstanding (including 420,962 and 422,671 unvested restricted shares)	32	32
Additional paid-in capital	1,085,041	1,082,677
Accumulated other comprehensive income (loss)	1,821	(3,057)
Distributions in excess of earnings	(530,501)	(525,838)
Total stockholders’ equity	556,398	553,819
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$2,454,326	$2,130,913

The accompanying notes are an integral part of these statements

(Back to Index)

(Back to Index)

EXANTAS CAPITAL CORP. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS - (Continued)

(in thousands, except share and per share data)

	December 31,
	2019	2018
(1) Assets of consolidated variable interest entities (“VIEs”) included in total assets above:
Restricted cash	$532	$6,189
Accrued interest receivable	3,780	3,548
CRE loans, pledged as collateral	957,045	700,986
Principal paydowns receivable	19,239	31,914
Other assets	25	157
Total assets of consolidated VIEs	$980,621	$742,794
(2) Liabilities of consolidated VIEs included in total liabilities above:
Accounts payable and other liabilities	$175	$75
Accrued interest payable	897	709
Borrowings	746,439	501,045
Total liabilities of consolidated VIEs	$747,511	$501,829

The accompanying notes are an integral part of these statements

(Back to Index)

(Back to Index)

EXANTAS CAPITAL CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except share and per share data)

	Years Ended December 31,
	2019	2018	2017
REVENUES
Interest income:
CRE loans	$118,060	$103,800	$88,268
Securities	26,190	18,600	8,501
Other	636	379	2,549
Total interest income	144,886	122,779	99,318
Interest expense	83,837	67,616	57,657
Net interest income	61,049	55,163	41,661
Other revenue	101	120	2,048
Total revenues	61,150	55,283	43,709
OPERATING EXPENSES
Management fees	8,954	11,250	13,117
Equity compensation	2,212	2,717	2,738
General and administrative	10,392	10,666	15,846
Depreciation and amortization	47	77	139
Impairment losses	—	934	177
Provision for (recovery of) loan and lease losses, net	58	(1,595)	1,772
Total operating expenses	21,663	24,049	33,789
	39,487	31,234	9,920
OTHER INCOME (EXPENSE)
Equity in earnings of unconsolidated entities	—	217	39,545
Net realized and unrealized gain on investment securities available-for-sale and loans and derivatives	4	639	18,334
Net realized and unrealized gain (loss) on investment securities, trading	—	53	(954)
Fair value adjustments on financial assets held for sale	(4,682)	(7,176)	(1,831)
Loss on extinguishment of debt	—	—	(10,365)
Other income (expense)	1,408	1,996	(579)
Total other (expense) income	(3,270)	(4,271)	44,150
INCOME FROM CONTINUING OPERATIONS BEFORE TAXES	36,217	26,963	54,070
Income tax benefit (expense)	—	343	(6,613)
NET INCOME FROM CONTINUING OPERATIONS	36,217	27,306	47,457
NET (LOSS) INCOME FROM DISCONTINUED OPERATIONS, NET OF TAX	(251)	121	(14,116)
NET INCOME	35,966	27,427	33,341
Net income allocated to preferred shares	(10,350)	(12,972)	(24,057)
Consideration paid in excess of carrying value for preferred shares	—	(7,482)	(3,803)
Net loss allocable to non-controlling interest, net of taxes	—	—	196
NET INCOME ALLOCABLE TO COMMON SHARES	$25,616	$6,973	$5,677
NET INCOME PER COMMON SHARE - BASIC:
CONTINUING OPERATIONS	$0.82	$0.22	$0.64
DISCONTINUED OPERATIONS	—	—	(0.46)
TOTAL NET INCOME PER COMMON SHARE - BASIC	$0.82	$0.22	$0.18
NET INCOME PER COMMON SHARE - DILUTED:
CONTINUING OPERATIONS	$0.81	$0.22	$0.64
DISCONTINUED OPERATIONS	—	—	(0.46)
TOTAL NET INCOME PER COMMON SHARE - DILUTED	$0.81	$0.22	$0.18
WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING - BASIC	31,430,113	31,198,319	30,836,400
WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING - DILUTED	31,670,356	31,383,102	31,075,787

The accompanying notes are an integral part of these statements

(Back to Index)

(Back to Index)

EXANTAS CAPITAL CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(in thousands)

	Years Ended December 31,
	2019	2018	2017
Net income	$35,966	$27,427	$33,341
Other comprehensive income (loss):
Reclassification adjustments for realized gains on investment securities available-for-sale included in net income	(4)	(135)	(534)
Unrealized gains (losses) on investment securities available-for-sale, net	9,444	(4,180)	(1,870)
Reclassification adjustments associated with unrealized (gains) losses from interest rate hedges included in net income	(91)	(22)	18
Unrealized (losses) gains on derivatives, net	(4,471)	(17)	602
Total other comprehensive income (loss)	4,878	(4,354)	(1,784)
Comprehensive income before allocation to non-controlling interests and preferred shares	40,844	23,073	31,557
Net income allocated to preferred shares	(10,350)	(12,972)	(24,057)
Consideration paid in excess of carrying value for preferred shares	—	(7,482)	(3,803)
Net loss allocable to non-controlling interests	—	—	196
Comprehensive income allocable to common shares	$30,494	$2,619	$3,893

The accompanying notes are an integral part of these statements

(Back to Index)

(Back to Index)

EXANTAS CAPITAL CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CHANGES IN EQUITY

FOR THE YEARS ENDED DECEMBER 31, 2019, 2018 AND 2017

(in thousands, except share and per share data)

	Common Stock
	Shares	Amount	Series A Preferred Stock	Series B Preferred Stock	Series C Preferred Stock	Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Distributions in Excess of Earnings	Total Stockholders’ Equity	Non-Controlling Interests	Total Equity
Balance, January 1, 2017	31,050,020	$31	$1	$6	$5	$1,218,352	$3,081	$—	$(517,177)	$704,299	$(1,209)	$703,090
Offering costs	—	—	—	—	—	(385)	—	—	—	(385)	—	(385)
Equity component of 4.50% Convertible Senior Notes	—	—	—	—	—	14,231	—	—	—	14,231	—	14,231
Stock-based compensation	422,622	—	—	—	—	539	—	—	—	539	—	539
Amortization of stock-based compensation	—	—	—	—	—	3,172	—	—	—	3,172	—	3,172
Retirement of common stock	(16,137)	—	—	—	—	(150)	—	—	—	(150)	—	(150)
Forfeiture of unvested stock	(26,613)	—	—	—	—	—	—	—	—	—	—	—
Net income (loss)	—	—	—	—	—	—	—	33,537	—	33,537	(196)	33,341
Distributions on preferred stock	—	—	—	—	—	—	—	(24,057)	—	(24,057)	—	(24,057)
Preferred stock redemption	—	—	(1)	(1)	—	(46,244)	—	(3,803)	—	(50,049)	—	(50,049)
Securities available-for-sale, fair value adjustment, net	—	—	—	—	—	—	(2,403)	—	—	(2,403)	—	(2,403)
Designated derivatives, fair value adjustment	—	—	—	—	—	—	619	—	—	619	—	619
Distributions on common stock	—	—	—	—	—	—	—	(5,677)	(596)	(6,273)	—	(6,273)
Repurchase of conversion option	—	—	—	—	—	(194)	—	—	—	(194)	—	(194)
Purchase of non-controlling interest	—	—	—	—	—	(1,410)	—	—	—	(1,410)	1,405	(5)
Balance, December 31, 2017	31,429,892	$31	$—	$5	$5	$1,187,911	$1,297	$—	$(517,773)	$671,476	$—	$671,476

The accompanying notes are an integral part of these statements

(Back to Index)

(Back to Index)

EXANTAS CAPITAL CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CHANGES IN EQUITY

FOR THE YEARS ENDED DECEMBER 31, 2019, 2018 AND 2017 - (Continued)

(in thousands, except share and per share data)

	Common Stock
	Shares	Amount	Series A Preferred Stock	Series B Preferred Stock	Series C Preferred Stock	Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Distributions in Excess of Earnings	Total Stockholders’ Equity	Non-Controlling Interests	Total Equity
Balance, January 1, 2018	31,429,892	$31	$—	$5	$5	$1,187,911	$1,297	$—	$(517,773)	$671,476	$—	$671,476
Stock-based compensation	239,589	1	—	—	—	—	—	—	—	1	—	1
Amortization of stock-based compensation	—	—	—	—	—	2,717	—	—	—	2,717	—	2,717
Retirement of common stock	(7,134)	—	—	—	—	—	—	—	—	—	—	—
Forfeiture of unvested stock	(4,848)	—	—	—	—	(70)	—	—	—	(70)	—	(70)
Net income	—	—	—	—	—	—	—	27,427	—	27,427	—	27,427
Distributions on preferred stock	—	—	—	—	—	—	—	(12,972)	—	(12,972)	—	(12,972)
Preferred stock redemption	—	—	—	(5)	—	(107,881)	—	(7,482)	—	(115,368)	—	(115,368)
Securities available-for-sale, fair value adjustment, net	—	—	—	—	—	—	(4,315)	—	—	(4,315)	—	(4,315)
Designated derivatives, fair value adjustment	—	—	—	—	—	—	(39)	—	—	(39)	—	(39)
Distributions on common stock	—	—	—	—	—	—	—	(6,973)	(8,065)	(15,038)	—	(15,038)
Balance, December 31, 2018	31,657,499	$32	$—	$—	$5	$1,082,677	$(3,057)	$—	$(525,838)	$553,819	$—	$553,819

The accompanying notes are an integral part of these statements

(Back to Index)

(Back to Index)

EXANTAS CAPITAL CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CHANGES IN EQUITY

FOR THE YEARS ENDED DECEMBER 31, 2019, 2018 AND 2017 - (Continued)

(in thousands, except share and per share data)

	Common Stock
	Shares	Amount	Series A Preferred Stock	Series B Preferred Stock	Series C Preferred Stock	Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Distributions in Excess of Earnings	Total Stockholders’ Equity	Non-Controlling Interests	Total Equity
Balance, January 1, 2019	31,657,499	$32	$—	$—	$5	$1,082,677	$(3,057)	$—	$(525,838)	$553,819	$—	$553,819
Stock-based compensation	237,233	—	—	—	—	152	—	—	—	152	—	152
Amortization of stock-based compensation	—	—	—	—	—	2,212	—	—	—	2,212	—	2,212
Forfeiture of unvested stock	(14,138)	—	—	—	—	—	—	—	—	—	—	—
Net income	—	—	—	—	—	—	—	35,966	—	35,966	—	35,966
Distributions on preferred stock	—	—	—	—	—	—	—	(10,350)	—	(10,350)	—	(10,350)
Securities available-for-sale, fair value adjustment, net	—	—	—	—	—	—	9,440	—	—	9,440	—	9,440
Designated derivatives, fair value adjustment	—	—	—	—	—	—	(4,562)	—	—	(4,562)	—	(4,562)
Distributions on common stock	—	—	—	—	—	—	—	(25,616)	(4,663)	(30,279)	—	(30,279)
Balance, December 31, 2019	31,880,594	$32	$—	$—	$5	$1,085,041	$1,821	$—	$(530,501)	$556,398	$—	$556,398

The accompanying notes are an integral part of these statements

(Back to Index)

(Back to Index)

EXANTAS CAPITAL CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Years Ended December 31,
	2019	2018	2017
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$35,966	$27,427	$33,341
Net loss (income) from discontinued operations, net of tax	251	(121)	14,116
Net income from continuing operations	36,217	27,306	47,457
Adjustments to reconcile net income from continuing operations to net cash provided by continuing operating activities:
Provision for (recovery of) loan and lease losses, net	58	(1,595)	1,772
Depreciation, amortization and accretion	3,399	2,908	3,150
Amortization of stock-based compensation	2,212	2,717	2,738
Deferred income tax (benefit) expense	—	(27)	4,763
Sale of and principal payments on syndicated corporate loans held for sale	43	102	1,471
Sale of and principal payments on investment securities, trading	—	241	4,493
Net realized and unrealized (gain) loss on investment securities, trading	—	(53)	954
Net realized and unrealized gain on investment securities available-for-sale and loans and derivatives	(4)	(639)	(18,334)
Fair value adjustments on financial assets held for sale	4,682	7,176	1,831
Loss on extinguishment of debt	—	—	10,365
Impairment losses	—	934	177
Equity in earnings of unconsolidated entities	—	(217)	(39,545)
Return on investment from investments in unconsolidated entities	—	411	50,046
Changes in operating assets and liabilities:
Decrease (increase) in accrued interest receivable, net of purchased interest	353	(1,196)	170
(Decrease) increase in management fee payable	(85)	(97)	881
(Decrease) increase in accounts payable and other liabilities	(4,160)	52	750
Increase (decrease) in accrued interest payable	185	(163)	(592)
Decrease in other assets	492	9,843	2,932
Net cash provided by continuing operating activities	43,392	47,703	75,479
Net cash (used in) provided by discontinued operating activities	(59)	505	146,931
Net cash provided by operating activities	43,333	48,208	222,410
CASH FLOWS FROM INVESTING ACTIVITIES:
Origination and purchase of loans	(918,917)	(826,155)	(555,359)
Principal payments received on loans and leases	695,409	631,597	610,536
Proceeds from sale of loans	—	16,709	—
Purchase of investment securities available-for-sale	(146,627)	(242,557)	(172,081)
Principal payments on investment securities available-for-sale	56,295	21,055	56,715
Proceeds from sale of investment securities available-for-sale	638	12,081	40,048
Acquisition of the remaining interest in Life Care Funding, LLC	—	—	(5)
Return of capital from unconsolidated entities	—	10,374	48,603
Proceeds from the sale of an investment in an unconsolidated entity	—	—	16,159
Settlement of derivative instruments	—	(46)	(1,491)
Net cash (used in) provided by continuing investing activities	(313,202)	(376,942)	43,125
Net cash provided by discontinued investing activities	135	29,712	19,070
Net cash (used in) provided by investing activities	(313,067)	(347,230)	62,195
CASH FLOWS FROM FINANCING ACTIVITIES:
Retirement of common stock	—	(69)	(149)
Repurchase of preferred stock	—	(165,340)	—

The accompanying notes are an integral part of these statements

(Back to Index)

(Back to Index)

EXANTAS CAPITAL CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS - (Continued)

(in thousands)

	Years Ended December 31,
	2019	2018	2017
CASH FLOWS FROM FINANCING ACTIVITIES - (Continued):
Proceeds from borrowings:
Repurchase agreements	$913,865	$939,902	$387,480
Securitizations	575,811	397,452	251,449
Convertible senior notes	—	—	121,589
Payments on borrowings:
Repurchase agreements	(847,334)	(563,415)	(362,598)
Securitizations	(329,717)	(311,701)	(317,021)
Convertible senior notes	—	(70,453)	(108,690)
Payment of debt issuance costs	(6,529)	(10,531)	(8,278)
Settlement of derivative instruments	—	643	—
Distribution paid on subordinated note	—	(31)	—
Distributions paid on preferred stock	(10,350)	(15,257)	(24,057)
Distributions paid on common stock	(27,052)	(11,068)	(6,252)
Net cash provided by (used in) continuing financing activities	268,694	190,132	(66,527)
Net cash used in discontinued financing activities	—	—	(133,139)
Net cash provided by (used in) financing activities	268,694	190,132	(199,666)
NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS AND RESTRICTED CASH	(1,040)	(108,890)	84,939
CASH AND CASH EQUIVALENTS AND RESTRICTED CASH AT BEGINNING OF PERIOD	95,474	204,364	119,425
CASH AND CASH EQUIVALENTS AND RESTRICTED CASH AT END OF PERIOD	$94,434	$95,474	$204,364
SUPPLEMENTAL DISCLOSURE:
Interest expense paid in cash	$73,963	$57,548	$48,902
Income taxes paid in cash	$—	$—	$517

The accompanying notes are an integral part of these statements

(Back to Index)

(Back to Index)

EXANTAS CAPITAL CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2019

NOTE 1 - ORGANIZATION

Exantas Capital Corp., a Maryland corporation, along with its subsidiaries (collectively, the “Company”) is a real estate investment trust (“REIT”) that is primarily focused on originating, holding and managing commercial real estate (“CRE”) mortgage loans and other commercial real estate-related debt investments. The Company is externally managed by Exantas Capital Manager Inc. (the “Manager”), which is an indirect wholly-owned subsidiary of C-III Capital Partners LLC (“C-III”), a leading commercial real estate investment management and services company engaged in a broad range of activities. C-III is the beneficial owner of approximately 2.4% of the Company’s outstanding common stock at December 31, 2019.

The Company has qualified, and expects to qualify in the current fiscal year, as a REIT.

In November 2016, the Company’s board of directors (the “Board”) approved the strategic plan (the “Plan”) to focus its strategy on CRE debt investments. The Plan contemplated disposing of certain loans underwritten prior to 2010 (“legacy CRE loans”), exiting underperforming non-core asset classes and businesses and maintaining a dividend policy based on sustainable earnings. The Company’s residential mortgage and middle market lending segments’ assets and liabilities were classified as held for sale and its operations were reported as discontinued operations and have been excluded from continuing operations. The Company has substantially completed the execution of the Plan. See Note 23 for further discussion.

The Company conducts its operations through the use of subsidiaries that it consolidates into its financial statements. The Company’s core assets are consolidated through its investment in RCC Real Estate, Inc. (“RCC RE”), a wholly-owned subsidiary that holds CRE loans, CRE-related securities and investments in CRE securitizations, which are consolidated as VIEs, as discussed in Note 3.

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

Variable Interest Entities

A VIE is defined as an entity in which equity investors (i) do not have a controlling financial interest and/or (ii) do not have sufficient equity at risk for the entity to finance its activities without additional financial support from other parties. A VIE is required to be consolidated by its primary beneficiary, which is defined as the party that (a) has the power to control the activities that most significantly impact the VIE’s economic performance and (b) has the obligation to absorb losses of the VIE that could potentially be significant to the VIE or the right to receive benefits from the VIE that could potentially be significant to the VIE.

The Company considers the following criteria in determining whether an entity is a VIE:

1.	The equity investment at risk is not sufficient to permit the entity to finance its activities without additional subordinated financial support provided by any parties, including the equity holders.
2.	The equity investors lack one or more of the following essential characteristics of a controlling financial interest.
a.	The direct ability to make decisions about the entity’s activities through voting rights or similar rights.
b.	The obligation to absorb the expected losses of the entity.
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

DECEMBER 31, 2019

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

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the financial results. Actual results could differ from those estimates. Estimates affecting the accompanying consolidated financial statements include but are not limited to the net realizable and fair values of the Company’s investments and derivatives, the estimated life used on investments to calculate depreciation, amortization and accretion of premiums and discounts, respectively, provisions for loan losses, valuation of servicing assets and the disclosure of contingent liabilities.

Cash and Cash Equivalents

Cash and cash equivalents include cash on hand and all highly liquid investments with original maturities of three months or less at the time of purchase. At December 31, 2019 and 2018, approximately $77.6 million and $80.4 million, respectively, of the reported cash balances exceeded the Federal Deposit Insurance Corporation and Securities Investor Protection Corporation deposit insurance limits of $250,000 per respective depository or brokerage institution. However, all of the Company’s cash deposits are held at multiple, established financial institutions, in multiple accounts associated with its parent and respective consolidated subsidiaries, to minimize credit risk exposure.

Restricted cash includes required account balance minimums primarily for the Company’s CRE debt securitizations and derivative instruments as well as cash held in the syndicated corporate loan collateralized debt obligations (“CDOs”).

(Back to Index)

(Back to Index)

EXANTAS CAPITAL CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

DECEMBER 31, 2019

The following table provides a reconciliation of cash, cash equivalents and restricted cash on the consolidated balance sheets to the total amount shown on the consolidated statements of cash flows (in thousands):

	December 31,
	2019	2018
Cash and cash equivalents	$79,958	$82,816
Restricted cash	14,476	12,658
Total cash, cash equivalents and restricted cash shown on the Company’s consolidated statements of cash flows	$94,434	$95,474

Investment in Unconsolidated Entities

The Company’s non-controlling investments in unconsolidated entities are included in investments in unconsolidated entities on the consolidated balance sheets and may be accounted for under the equity method or the cost method.

Under the equity method, capital contributions, distributions, profits and losses of the entities are allocated in accordance with the terms of the entities’ operating agreements. Such allocations may differ from the stated percentage interests, if any, as a result of preferred returns and allocation formulas as described in the entities’ operating agreements. For non-controlling investments in unconsolidated entities qualifying for equity method treatment with substantive profit-sharing arrangements, the hypothetical liquidation at book value (“HLBV”) method may be used for recognizing earnings. Under the HLBV method, earnings are calculated and recognized based on the change in how the unconsolidated entity would allocate and distribute its cash if it were to liquidate the carrying value of its assets and liabilities on the beginning and end dates of the earnings period; excluding contributions made or distributions received.

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

The Company reports its investment securities available-for-sale and historically has reported its investment securities, trading at fair value. To determine fair value, the Company uses an independent third-party valuation firm utilizing data available in the market as well as appropriate prepayment, default and recovery rates. The Company evaluates the reasonableness of the valuation it receives by using a dealer quote, bid, or internal model. If there is a material difference between the value indicated by the third-party valuation firm and the dealer quote, bid or internal model, the Company will evaluate the difference, which could result in an updated valuation from the third-party or a revised dealer quote. Based on a prioritization of inputs used in the valuation of each position, the Company categorizes these investments as either Level 2 or Level 3 in the fair value hierarchy. Historically, any changes in fair value to the Company’s investment securities, trading were recorded on the Company’s consolidated statements of operations as net realized and unrealized gain (loss) on investment securities, trading. Any changes in fair value to the Company’s investment securities available-for-sale are recorded on the Company’s consolidated balance sheets as a component of accumulated other comprehensive income (loss) in stockholders’ equity.

(Back to Index)

(Back to Index)

EXANTAS CAPITAL CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

DECEMBER 31, 2019

On a quarterly basis, the Company evaluates its available-for-sale securities for other-than-temporary impairment. An available-for-sale security is impaired when its fair value has declined below its amortized cost basis. When the estimated fair value of an available-for-sale security is less than amortized cost, the Company will consider whether there is an other-than-temporary impairment in the value of the security. An impairment will be considered other-than-temporary based on consideration of several factors, including (i) if the Company intends to sell the security, (ii) if it is more likely than not that the Company will be required to sell the security before recovering its cost, or (iii) the Company does not expect to recover the security’s cost basis (i.e., a credit loss). A credit loss will have occurred if the present value of cash flows expected to be collected from the debt security is less than the amortized cost basis. If the Company intends to sell an impaired debt security or it is more likely than not that it will be required to sell the security before recovery of its amortized cost basis less any current period credit loss, the impairment is other-than-temporary and will be recognized currently in earnings and equal to the entire difference between fair value and amortized cost. If a credit loss exists, but the Company does not intend nor is it more likely than not that it will be required to sell before recovery, the impairment is other-than-temporary and will be separated into (i) the estimated amount relating to the credit loss, and (ii) the amount relating to all other factors. Only the estimated credit loss amount is recognized currently in earnings, with the remainder of the loss recognized in other comprehensive income. Estimating cash flows and determining whether there is other-than-temporary impairment require management to exercise judgment and make significant assumptions, including, but not limited to, assumptions regarding estimated prepayments, loss assumptions and assumptions regarding changes in interest rates. As a result, actual impairment losses, and the timing of income recognized on these securities, could differ from reported amounts.

Investment security transactions are recorded on the trade date. Realized gains and losses on investment securities are determined on the specific identification method.

Investment Security Interest Income Recognition

Interest income on the Company’s mortgage-backed securities (“MBS”) and other asset-backed securities (“ABS”) is accrued using the effective yield method based on the actual coupon rate and the outstanding principal amount of the underlying mortgages or other assets. Premiums and discounts are amortized or accreted into interest income over the expected lives of the securities also using the effective yield method, adjusted for the effects of estimated prepayments. For an investment purchased at par, the effective yield is the contractual interest rate on the investment. If the investment is purchased at a discount or at a premium, the effective yield is computed based on the contractual interest rate increased for the accretion of a purchase discount or decreased for the amortization of a purchase premium. The effective yield method requires the Company to make estimates of future prepayment rates for its investments that can be contractually prepaid before their contractual maturity date so that the purchase discount can be accreted, or the purchase premium can be amortized, over the estimated remaining life of the investment. The prepayment estimates that the Company uses directly impact the estimated remaining lives of its investments. Actual prepayment estimates are reviewed at each quarter end or more frequently if the Company becomes aware of any material information that would lead it to believe that an adjustment is necessary. For MBS and other ABS that are not of high credit quality or can be prepaid in such a way that the Company would not recover substantially all of its initial investment, changes in the original or most recent cash flow projections may result in a prospective change in interest income recognized. For MBS and other ABS that are of high credit quality, changes in the original or most recent cash flow projections may result in an immediate cumulative adjustment in interest income recognized.

Loans

The Company acquires loans through direct origination, through the acquisition of participations in CRE loans and had historically acquired corporate leveraged loans in the secondary market and through syndications of newly originated loans. Loans are held for investment; therefore, the Company initially records them at their acquisition price, and subsequently, accounts for them based on their outstanding principal plus or minus unamortized premiums or discounts. The Company may sell a loan held for investment where the credit fundamentals underlying a particular loan have changed in such a manner that the Company’s expected return on investment may decrease. Once the determination has been made by the Company that it no longer will hold the loan for investment, the Company identifies these loans as loans held for sale. Any credit-related impairment considerations prior to the transfer to loans held for sale are accounted for through the allowance for loan losses on the Company’s consolidated balance sheets. At December 31, 2018, the Company has disclosed a certain legacy CRE loan in assets held for sale on its consolidated balance sheets. The remaining legacy CRE loan, which was foreclosed upon, remains held for sale at December 31, 2019. See Note 23 for further discussion.

(Back to Index)

(Back to Index)

EXANTAS CAPITAL CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

DECEMBER 31, 2019

The Company reports its loans held for sale at the lower of amortized cost or fair value. To determine fair value, the Company primarily uses appraisals obtained from third-parties as a practical expedient. Key assumptions used in those appraisals are reviewed by the Company. If there is a material difference between the value provided by the appraiser and information used by the Company to validate the appraisal, the Company will evaluate the difference with the appraiser, which could result in an updated appraisal. The Company may also use the present value of estimated cash flows, market price, if available, or other determinants of the fair value of the collateral less estimated disposition costs. Any determined changes in the fair value of loans held for sale are recorded in fair value adjustments on financial assets held for sale on the Company’s consolidated statements of operations. Based on a prioritization of inputs used in the valuation of each position, the Company categorizes these investments as either Level 2 or Level 3 in the fair value hierarchy.

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

Preferred Equity Investment

Preferred equity investments, which are subordinate to any loans but senior to common equity, depending on the investment’s characteristics, may be accounted for as real estate, joint ventures or as mortgage loans. The Company’s preferred equity investments are accounted for as CRE loans held for investment, are carried at cost, net of unamortized loan fees and origination costs, and are included within CRE loans on the Company’s consolidated balance sheets. The Company accretes or amortizes any discounts or premiums over the life of the related loan utilizing the effective interest method. Interest and fees are recognized as income subject to recoverability, which is substantiated by obtaining annual appraisals on the underlying property.

Allowance for Loan Losses

The Company maintains an allowance for loan loss on its loans held for investment. CRE loans that are held for investment are carried at cost, net of unamortized acquisition premiums or discounts, loan fees and origination costs as applicable, unless the loans are deemed impaired. The Company evaluates each loan classified as held for investment for impairment at least quarterly. In connection with this evaluation, the Company assesses the performance of each loan and assigns a risk rating based on the collective evaluation of several factors, including but not limited to: collateral performance relative to underwritten plan, time since origination, current implied and/or reunderwritten loan-to-collateral value (“LTV”) ratios, risk inherent in the loan structure and exit plan. Loans are rated “1” through “5,” from less risk to greatest risk, in connection with this review. Loans with a risk rating of “5” are individually measured for impairment on a quarterly basis.

The general reserve, established for loans not determined to be impaired individually, is based on the Company’s loan risk ratings. The Company records a general reserve equal to 1.5% of the aggregate face values of loans with a risk rating of “3,” plus 5.0% of the aggregate face values of loans with a risk rating of “4.”

The Company considers a loan to be impaired if at least one of two conditions exists. The first condition is if, based on the Company’s evaluation as part of the loan risk rating process, management believes that a loss event has occurred that makes it probable that the Company will be unable to collect all amounts due according to the contractual terms of the loan agreement. The second condition is if the loan is deemed to be a troubled-debt restructuring (“TDR”) where a concession has been given to a borrower in financial difficulty. These TDRs may not have an associated specific loan loss allowance if the principal and interest amount is considered recoverable based on current market conditions, appraisals of the underlying collateral, expected collateral performance and/or guarantees made by the borrowers.

(Back to Index)

(Back to Index)

EXANTAS CAPITAL CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

DECEMBER 31, 2019

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

An impaired loan may remain on accrual status during the period in which the Company is pursuing repayment of the loan; however, the loan would be placed on non-accrual status at such time as (i) management believes that scheduled debt service payments will not be met within the coming 12 months; (ii) the loan becomes 90 days past due; (iii) management determines the borrower is incapable of, or has ceased efforts toward, curing the cause of the impairment; or (iv) the net realizable value of the loan’s underlying collateral approximates the Company’s carrying value for such loan. While on non-accrual status, the Company recognizes interest income only when an actual payment is received if a credit analysis supports the borrower’s principal repayment capacity. When a loan is placed on non-accrual, previously accrued interest is reversed from interest income.

Loans that experience insignificant payment delays or payment shortfalls generally are not classified as impaired. Management determines the significance of payment delays or payment shortfalls on a case-by-case basis, taking into consideration all of the circumstances surrounding the loan and the borrower, including the length of the delay, the reasons for the delay, the borrower’s prior payment record and the amount of the shortfall in relation to the principal and interest owed. Impairment is re-measured on a quarterly basis by comparing the fair value of the loan to its cost basis. The fair value is determined using unobservable inputs including estimates of selling costs (Level 3).

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
•

the sale of the asset or disposal group is probable, and transfer of the asset or disposal group is expected to qualify for recognition as a completed sale within one year, except if events or circumstances beyond the Company’s control extend the period of time required to sell the asset or disposal group beyond one year;

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

The fair values of assets held for sale are assessed each reporting period and changes in such fair values are reported as an adjustment to the carrying value of the asset or disposal group with an offset to fair value adjustments on financial assets held for sale on the Company’s consolidated statements of operations, to the extent that any subsequent changes in fair value do not exceed the cost basis of the asset or disposal group.

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

DECEMBER 31, 2019

Discontinued Operations

The results of operations of a component or a group of components of the Company that either has been disposed of or is classified as held for sale is reported in discontinued operations if the disposal represents a strategic shift that has or will have a major effect on the Company’s operations and financial results.

Comprehensive Income (Loss)

Comprehensive income (loss) for the Company includes net income and the change in net unrealized gains (losses) on available-for-sale securities, derivative instruments used to hedge exposure to interest rate fluctuations and, historically, to protect against declines in the market value of assets resulting from general market.

Income Taxes

The Company operates in such a manner as to qualify as a REIT under the provisions of the Internal Revenue Code of 1986, as amended (the “Code”); therefore, applicable REIT taxable income is included in the taxable income of its shareholders, to the extent distributed by the Company. To maintain REIT status for federal income tax purposes, the Company is generally required to distribute at least 90% of its REIT taxable income to its shareholders as well as comply with certain other qualification requirements as defined under the Code. As a REIT, the Company is not subject to federal corporate income tax to the extent that it distributes 100% of its REIT taxable income each year.

Taxable income, from non-REIT activities managed through the Company’s taxable REIT subsidiaries (“TRSs”), are subject to federal, state and local income taxes. The Company’s TRS’ income taxes are accounted for under the asset and liability method. Under the asset and liability method, deferred income taxes are recognized for the temporary differences between the financial reporting basis and tax basis of assets and liabilities. The Company evaluates the realizability of its deferred tax assets and liabilities and recognizes a valuation allowance if, based on available evidence, it is more likely than not that some or all of its deferred tax assets will not be realized. In evaluating the realizability of the deferred tax asset or liability, the Company will consider the expected future taxable income, existing and projected book to tax differences as well as tax planning strategies. This analysis is inherently subjective, as it is based on forecasted earning and business and economic activity. Changes in estimates of deferred tax asset realizability, if any, are included in income tax (expense) benefit on the consolidated statements of operations.

In addition, several of the Company’s foreign TRSs, are organized as exempted companies incorporated with limited liability under the laws of the Cayman Islands. The Company also has TRSs incorporated in Ireland, which are generally exempt from federal and state income tax at the corporate level because their activities in the United States are limited to trading in stock and securities for their own account. Therefore, despite their status as TRSs, they generally will not be subject to corporate tax on their earnings and no provision for income taxes is required. However, because they are either controlled foreign corporations or passive foreign investment companies (in which the Company has made a Qualified Electing Fund election), the Company will generally be required to include its share of current taxable income from the foreign TRSs in its calculation of REIT taxable income.

The Company accounts for taxes assessed by a governmental authority that is directly imposed on a revenue-producing transaction (e.g., sales, use, value added) on a net (excluded from revenue) basis.

The Company established a full valuation allowance against its net deferred tax asset of approximately $32.9 million (tax effected $9.9 million) at December 31, 2019 as the Company believed it was more likely than not that some or all of the deferred tax assets would not be realized. This assessment was based on the Company’s cumulative historical losses and uncertainties as to the amount of taxable income that would be generated in future years.

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

(Back to Index)

(Back to Index)

EXANTAS CAPITAL CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

DECEMBER 31, 2019

U.S. Tax Cuts and Jobs Act

In December 2017, the U.S. government enacted comprehensive tax legislation commonly referred to as the Tax Cuts and Jobs Act (“TCJA”). The TCJA makes broad and complex changes to the Code, including, but not limited to: (i) reducing the U.S. federal corporate tax rate from 35% to 21%; (ii) requiring companies to pay a one-time transition tax on certain unrepatriated earnings of foreign subsidiaries; (iii) generally eliminating U.S. federal income taxes on dividends from foreign subsidiaries; (iv) requiring a current inclusion in U.S. federal taxable income of certain earnings of controlled foreign corporations; (v) eliminating the corporate alternative minimum tax (“AMT”) and changing how existing AMT credits can be realized; (vi) creating the base erosion anti-abuse tax, a new minimum tax; (vii) creating a new limitation on deductible interest expense; and (viii) changing rules related to uses and limitations of net operating loss carryforwards created in tax years beginning after December 31, 2017.

The SEC staff issued guidance which provides insight on accounting for the tax effects of the TCJA. The guidance provides a measurement period that should not extend beyond one year from the TCJA enactment date for companies to complete the accounting under Financial Accounting Standards Board (“FASB”) guidance. In accordance with the SEC guidance, a company must reflect the income tax effects of those aspects of the TCJA for which the accounting under the FASB guidance is complete. To the extent that a company’s accounting for certain income tax effects of the TCJA is incomplete but it is able to determine a reasonable estimate, it must record a provisional estimate in the financial statements. If a company cannot determine a provisional estimate to be included in the financial statements, it should continue to apply the FASB guidance on the basis of the provisions of the tax laws that were in effect immediately before the enactment of the TCJA.

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

Net Income (Loss) Per Share

The Company calculates basic income per share by dividing net income for the period by the weighted average number of shares of its common stock, including vested restricted stock and participating securities, outstanding for that period. Diluted income per share takes into account the effect of dilutive investments, such as stock options, unvested restricted stock and convertible notes, but uses the treasury stock method or average share price for the period in determining the number of incremental shares that are to be added to the weighted average number of shares outstanding.

Derivative Instruments

The Company’s policies permit it to enter into derivative contracts, including interest rate swaps and interest rate caps, to add stability to its interest expense and to manage its exposure to interest rate movements or other identified risks. The Company has designated these transactions as cash flow hedges. The contracts or hedge instruments are evaluated at inception and at subsequent consolidated balance sheet dates to determine if they qualify for hedge accounting, which requires that the Company recognize all derivatives on the consolidated balance sheets at fair value. The Company records changes in the estimated fair value of the derivative in other comprehensive income to the extent that it is effective. Any ineffective portion of a derivative’s change in fair value is immediately recognized in earnings.

The Company may also enter into forward currency contracts. Forward contracts represent future commitments to either purchase or to deliver loans, securities or a quantity of a currency at a predetermined future date, at a predetermined rate or price and are used to manage interest rate risk on loan commitments and mortgage loans held for sale as well as currency risk with respect to the Company’s long positions in foreign currency-denominated investment securities.

(Back to Index)

(Back to Index)

EXANTAS CAPITAL CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

DECEMBER 31, 2019

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

Fair Value Measurements

In analyzing the fair value of its investments accounted for on a fair value basis, the Company uses the fair value hierarchy, which requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. The Company determines fair value based on quoted prices when available or, if quoted prices are not available, through the use of alternative approaches, such as discounting the expected cash flows using market interest rates commensurate with the credit quality and duration of the investment. The hierarchy defines three levels of inputs that may be used to measure fair value:

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

Recent Accounting Standards

Accounting Standards Adopted in 2019

In June 2018, the FASB issued guidance to simplify the accounting for share-based payment transactions for acquiring goods and services from non-employees by including these payments in the scope of the guidance for share-based payments to employees. In accordance with the guidance, the Company’s unvested issuances to the Manager and to non-employees granted prior to the January 1, 2019 adoption date were remeasured at fair value as of the adoption date with no subsequent remeasurement. Unvested issuances will continue to be amortized on a straight-line basis over the service period. Adoption did not have a material impact on the Company’s consolidated financial statements.

In February 2018, the FASB issued guidance to allow a reclassification from accumulated other comprehensive income (loss) to retained earnings for stranded tax effects resulting from the TCJA. Adoption did not have a material impact on the Company’s consolidated financial statements.

In August 2017, the FASB issued guidance to improve the financial reporting of hedging relationships to better portray the economic results of an entity’s risk management activities. Additionally, the guidance simplifies the application of the hedge accounting guidance via certain targeted improvements. In October 2018, the FASB updated the guidance to add a benchmark interest rate permitted for hedge accounting purposes. Adoption did not have a material impact on the Company’s consolidated financial statements.

In February 2016, the FASB issued guidance requiring lessees to recognize a lease liability and a right-of-use asset for all leases. Lessor accounting remains largely unchanged. The guidance requires new qualitative and quantitative disclosures to help financial statement users better understand the timing, amount and uncertainty of cash flows arising from leases. Adoption did not have a material impact on the Company’s consolidated financial statements.

(Back to Index)

(Back to Index)

EXANTAS CAPITAL CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

DECEMBER 31, 2019

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

In January 2017, the FASB issued guidance to add the Securities and Exchange Commission (“SEC”) Staff Announcement “Disclosure of the Impact that Recently Issued Accounting Standards will have on the Financial Statements of a Registrant when such Standards are Adopted in a Future Period (in accordance with Staff Accounting Bulletin Topic 11.M).” The announcement applies to the May 2014 guidance on revenue recognition from contracts with customers, the February 2016 guidance on leases and the June 2016 guidance on how credit losses for financial assets at amortized cost and certain other instruments that are measured at fair value through net income are determined. The announcement provides the SEC staff view that a registrant should evaluate certain recent accounting standards that have not yet been adopted to determine appropriate financial statement disclosures about the potential material effects of those recent accounting standards. If a registrant does not know or cannot reasonably estimate the impact that adoption of the recent accounting standards referenced in this announcement is expected to have on the financial statements, then the registrant should make a statement to that effect and consider the additional qualitative financial statement disclosures to assist the reader in assessing the significance of the impact that the recent accounting standards will have on the financial statements of the registrant when adopted. The Company completed its assessment under the new guidance on revenue recognition from contracts with customers in 2018 and on leases, see “Accounting Standards Adopted in 2019.” While the Company is currently evaluating the impact of the guidance on the measurement of credit losses on financial instruments, the Company expects this standard will impact the consolidated financial statements, as described below.

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

The new guidance gives an entity flexibility to select an appropriate method to measure the estimate for expected credit losses, provided that such estimates be based on relevant information about past events, including historical losses, current portfolio and market conditions, and reasonable and supportable forecasts for the duration of each asset that are applied consistently over time. The Company engaged a third-party advisor to assist in the implementation of the new guidance and provide a modeling software and market loan loss database. The Company expects to utilize a probability of default and loss given default methodology over a reasonable and supportable forecast period, after which it will revert immediately to its historical mean loss ratio, utilizing a blended approach sourced from its own historical losses and the market losses from the third party’s database, to be applied for the remaining estimable period.

The expected loss model requires the Company to make significant judgements, including: (i) the selection of a reasonable and supportable forecast period, (ii) projections for the amounts and timing of future fundings of committed balances and prepayments on CRE investments, (iii) the determination of the risk characteristics in which to pool financial assets, and (iv) the appropriate historical loss data to utilize in the model. The Company expects to utilize a one year reasonable and supportable forecast period in which it will apply the probability of default and loss given default methodology. CRE loans will be pooled based on the underlying property type collateralizing the respective loans. The Company expects to utilize its full, 13 year underwriting history in the determination of historical losses, along with the market loss history of a selected population of loans from the third party’s database that were similar to its loan types, loan sizes, durations, interest rate structure and general LTV profiles.

Upon adoption on January 1, 2020, the Company expects to record an initial current expected credit losses (“CECL”) reserve of approximately $4.5 million, of which $3.0 million, or $0.10 per share, will be recorded as a charge to retained earnings. The estimated CECL reserve represents 0.25% of the aggregate outstanding principal balance of the Company’s $1.8 billion commercial loan portfolio at December 31, 2019. Subsequent increases and decreases in expected credit losses will be recorded in the Company’s consolidated statement of operations.

(Back to Index)

(Back to Index)

EXANTAS CAPITAL CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

DECEMBER 31, 2019

Reclassifications

Certain reclassifications have been made to the 2018 and 2017 consolidated financial statements to conform to the 2019 presentation. These reclassifications had no effect on the previously reported net cash provided by financing activities in the consolidated statements of cash flows.

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

Consolidated VIEs (the Company is the primary beneficiary)

Based on management’s analysis, the Company was the primary beneficiary of five VIEs at each of December 31, 2019 and 2018 (for each period, collectively, the “Consolidated VIEs”).

The Consolidated VIEs are CRE securitizations, CDOs and CLOs that were formed on behalf of the Company to invest in real estate-related securities, commercial mortgage-backed securities (“CMBS”), syndicated corporate loans, corporate bonds and ABS and were financed by the issuance of debt securities. The Manager, historically with the help of C-III Asset Management LLC (“C3AM”), a former subsidiary of C-III that was sold in December 2019 (see Note 16), manages the CRE-related entities. By financing these assets with long-term borrowings through the issuance of debt securities, the Company seeks to generate attractive risk-adjusted equity returns and to match the term of its assets and liabilities. The primary beneficiary determination for each of these VIEs was made at each VIE’s inception and is continually assessed.

The Company has exposure to losses on its securitizations to the extent of its investments in the subordinated debt and preferred equity of each securitization. The Company is entitled to receive payments of principal and interest on the debt securities it holds and, to the extent revenues exceed debt service requirements and other expenses of the securitizations, distributions with respect to its preferred equity interests. As a result of consolidation, the debt and equity interests the Company holds in these securitizations have been eliminated, and the Company’s consolidated balance sheets reflect the assets held, debt issued by the securitizations to third parties and any accrued payables to third parties. The Company’s operating results and cash flows include the gross amounts related to the securitizations’ assets and liabilities as opposed to the Company’s net economic interests in the securitizations. Assets and liabilities related to the securitizations are disclosed, in the aggregate, on the Company’s consolidated balance sheets. For a discussion of the debt issued through the securitizations see Note 10.

Creditors of the Company’s Consolidated VIEs have no recourse to the general credit of the Company, nor to each other. During the years ended December 31, 2019, 2018 and 2017, the Company did not provide any financial support to any of its VIEs nor does it have any requirement to do so, although it may choose to do so in the future to maximize future cash flows on such investments by the Company. There are no explicit arrangements that obligate the Company to provide financial support to any of its Consolidated VIEs.

(Back to Index)

(Back to Index)

EXANTAS CAPITAL CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

DECEMBER 31, 2019

The following table shows the classification and carrying values of assets and liabilities of the Company’s Consolidated VIEs at December 31, 2019 (in thousands):

	CRE Securitizations	Other	Total
ASSETS
Restricted cash	$—	$532	$532
Accrued interest receivable	3,780	—	3,780
CRE loans, pledged as collateral (1)	957,045	—	957,045
Principal paydowns receivable	19,239	—	19,239
Other assets	25	—	25
Total assets (2)	$980,089	$532	$980,621

LIABILITIES
Accounts payable and other liabilities	$175	$—	$175
Accrued interest payable	897	—	897
Borrowings	746,439	—	746,439
Total liabilities	$747,511	$—	$747,511

(1)	Excludes allowance for loan losses.
(2)	Assets of each of the Consolidated VIEs may only be used to settle the obligations of each respective VIE.

Unconsolidated VIEs (the Company is not the primary beneficiary, but has a variable interest)

Based on management’s analysis, the Company is not the primary beneficiary of the VIEs discussed below since it does not have both (i) the power to direct the activities that most significantly impact the VIE’s economic performance and (ii) the obligation to absorb the losses of the VIE or the right to receive the benefits from the VIE, which could be significant to the VIE. Accordingly, the following VIEs are not consolidated in the Company’s financial statements at December 31, 2019. The Company continuously reassesses whether it is deemed to be the primary beneficiary of its unconsolidated VIEs. The Company’s maximum exposure to risk for each of these unconsolidated VIEs is set forth in the “Maximum Exposure to Loss” column in the table below.

Unsecured Junior Subordinated Debentures

The Company has a 100% interest in the common shares of Resource Capital Trust I (“RCT I”) and RCC Trust II (“RCT II”), respectively, with a value of $1.5 million in the aggregate, or 3.0% of each trust, at December 31, 2019. RCT I and RCT II were formed for the purposes of providing debt financing to the Company. The Company completed a qualitative analysis to determine whether or not it is the primary beneficiary of each of the trusts and determined that it was not the primary beneficiary of either trust because it does not have the power to direct the activities most significant to the trusts, which include the collection of principal and interest through servicing rights. Accordingly, neither trust is consolidated into the Company’s consolidated financial statements.

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

Wells Fargo Commercial Mortgage Trust 2017-C40

In October 2017, the Company purchased 95% of the Class E, F, G, H and J certificates of Wells Fargo Commercial Mortgage Trust 2017-C40 (“C40”), a B-piece investment in a Wells Fargo Commercial Mortgage Securities, Inc., private-label, $705.4 million securitization. C40 is managed by C3AM, a former related party sold by C-III in December 2019 that was not under common control. The Company determined that although its investment in C40 represented a variable interest, its investment did not provide the Company with a controlling financial interest. The Company accounted for its various investments in C40 as investment securities available-for-sale on its consolidated financial statements.

(Back to Index)

(Back to Index)

EXANTAS CAPITAL CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

DECEMBER 31, 2019

Prospect Hackensack JV LLC

In March 2018, the Company invested $19.2 million in the preferred equity of Prospect Hackensack JV LLC (“Prospect Hackensack”), a joint venture between the Company and an unrelated third party (“Managing Member”). Prospect Hackensack was formed for the purpose of acquiring and operating a multifamily CRE property. The Managing Member manages the daily operations of the property. The Company determined that although its investment in Prospect Hackensack represented a variable interest, its investment did not provide the Company with a controlling financial interest. The Company accounts for its investment in Prospect Hackensack’s preferred equity as a CRE loan on its consolidated financial statements.

WC Newhall MM, LLC

In June 2019, the Company invested $5.5 million in the preferred equity of WC Newhall MM, LLC (“Santa Clarita”), a joint venture between the Company and two unrelated third parties (“Sponsor Members”). Santa Clarita was formed for the purpose of refinancing a self-storage CRE property. The Sponsor Members manage the daily operations of the property. The Company determined that although its investment in Santa Clarita represented a variable interest, its investment did not provide the Company with a controlling financial interest. The Company accounts for its investment in Santa Clarita’s preferred equity as a CRE loan on its consolidated financial statements.

The following table shows the classification, carrying value and maximum exposure to loss with respect to the Company’s unconsolidated VIEs at December 31, 2019 (in thousands):

	Unsecured Junior Subordinated Debentures	C40	Prospect Hackensack	Santa Clarita	Total	Maximum Exposure to Loss
ASSETS
Accrued interest receivable	$159	$178	$—	$38	$375	$—
CRE loans	—	—	20,407	5,741	26,148	$26,148
Investment securities available-for-sale (1)	—	22,647	—		22,647	$22,130
Investments in unconsolidated entities	1,548	—	—	—	1,548	$1,548
Total assets	1,707	22,825	20,407	5,779	50,718

LIABILITIES
Accrued interest payable	265	—	—	—	265	N/A
Borrowings	51,548	—	—	—	51,548	N/A
Total liabilities	51,813	—	—	—	51,813	N/A
Net (liability) asset	$(50,106)	$22,825	$20,407	$5,779	$(1,095)	N/A

(1)	The Company’s investment in C40 is carried at fair value and its maximum exposure to loss is the amortized cost of the investment.

At December 31, 2019, there were no explicit arrangements or implicit variable interests that could require the Company to provide financial support to any of its unconsolidated VIEs.

NOTE 4 - SUPPLEMENTAL CASH FLOW INFORMATION

The following table summarizes the Company’s supplemental disclosure of cash flow information (in thousands):

	Years Ended December 31,
	2019	2018	2017
Non-cash continuing financing activities include the following:
Proceeds from the private exchange of convertible senior notes	$—	$—	$22,161
Payments on the private exchange of convertible senior notes	$—	$—	$(22,161)
Distributions on common stock accrued but not paid	$8,767	$5,540	$1,571
Distributions on preferred stock accrued but not paid	$1,725	$1,725	$4,010

(Back to Index)

(Back to Index)

EXANTAS CAPITAL CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

DECEMBER 31, 2019

NOTE 5 - RESTRICTED CASH

The following table summarizes the Company’s restricted cash (in thousands):

	December 31,
	2019	2018
Restricted cash:
Cash held by consolidated CRE securitizations, CDOs and CLOs	$532	$6,190
Restricted cash pledged with minimum reserve balance requirements	22	21
Margin posted on interest rate swaps and repurchase agreements	13,922	6,447
Total	$14,476	$12,658

NOTE 6 - LOANS

The following is a summary of the Company’s loans (dollars in thousands, except amounts in footnotes):

Description	Quantity	Principal	Unamortized (Discount) Premium, net (1)	Amortized Cost	Allowance for Loan Losses	Carrying Value	Contractual Interest Rates (2)	Maturity Dates (3)(4)(5)
At December 31, 2019:
CRE loans held for investment:
Whole loans (6)(7)	112	$1,768,322	$(7,725)	$1,760,597	$(1,460)	$1,759,137	1M LIBOR plus 2.70% to 1M LIBOR plus 6.25%	January 2020 to October 2023
Mezzanine loan	1	4,700	—	4,700	—	4,700	10.00%	June 2028
Preferred equity investments (7)(8)(9)	2	26,237	(89)	26,148	—	26,148	11.00% to 11.50%	June 2022 to April 2023
Total CRE loans held for investment		$1,799,259	$(7,814)	$1,791,445	$(1,460)	$1,789,985

At December 31, 2018:
CRE loans held for investment:
Whole loans (6)(7)	79	$1,538,759	$(9,646)	$1,529,113	$(1,401)	$1,527,712	1M LIBOR plus 2.70% to 1M LIBOR plus 6.25%	January 2019 to January 2022
Mezzanine loan	1	4,700	—	4,700	—	4,700	10.00%	June 2028
Preferred equity investment (7)(8)(9)	1	19,718	(163)	19,555	—	19,555	11.50%	April 2023
Total CRE loans held for investment		$1,563,177	$(9,809)	$1,553,368	$(1,401)	$1,551,967

(1)

Amounts include unamortized loan origination fees of $9.1 million and $9.6 million and deferred amendment fees of $72,000 and $171,000 at December 31, 2019 and 2018, respectively. Additionally, the amounts include unamortized loan acquisition costs of $1.3 million at December 31, 2019. There were no unamortized loan acquisition costs at December 31, 2018.

(2)	LIBOR refers to the London Interbank Offered Rate.
(3)	Maturity dates exclude contractual extension options, subject to the satisfaction of certain terms, that may be available to the borrowers.
(4)

Maturity dates exclude one whole loan, with an amortized cost of $11.5 million, in maturity default and performing with respect to debt service due in accordance with a forbearance agreement at December 31, 2019 and 2018.

(5)	Maturity dates include one whole loan with an original maturity date in January 2020 that was granted a six month extension in January 2020.
(6)	Substantially all loans are pledged as collateral under various borrowings at December 31, 2019 and 2018.
(7)

Whole loans had $98.0 million and $105.7 million in unfunded loan commitments at December 31, 2019 and 2018, respectively. Preferred equity investments had $3.0 million in unfunded commitments at December 31, 2019. There were no preferred equity investment unfunded commitments at December 31, 2018. These unfunded loan commitments are advanced as the borrowers formally request additional funding and meet certain benchmarks, as permitted under the loan agreement, and any necessary approvals have been obtained.

(8)	The interest rate on the Company’s preferred equity investments each pay at 8.00%. The remaining interest is deferred until maturity.
(9)

Beginning in April 2023, the Company has the right to unilaterally force the sale of the Prospect Hackensack’s underlying property. Beginning in June 2022, the Company has the right to unilaterally force the sale of Santa Clarita’s underlying property.

(Back to Index)

(Back to Index)

EXANTAS CAPITAL CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

DECEMBER 31, 2019

The following is a summary of the contractual maturities of the Company’s CRE loans held for investment, at amortized cost (in thousands, except amounts in the footnotes):

Description	2020	2021	2022 and Thereafter	Total
At December 31, 2019:
Whole loans (1)	$319,868	$737,478	$691,747	$1,749,093
Mezzanine loan	—	—	4,700	4,700
Preferred equity investment	—	—	26,148	26,148
Total CRE loans (1)	$319,868	$737,478	$722,595	$1,779,941

Description	2019	2020	2021 and Thereafter	Total
At December 31, 2018:
Whole loans (1)	$227,851	$450,596	$839,151	$1,517,598
Mezzanine loan	—	—	4,700	4,700
Preferred equity investment	—	—	19,555	19,555
Total CRE loans (1)	$227,851	$450,596	$863,406	$1,541,853

(1)

Excludes one whole loan, with an amortized cost of $11.5 million, in maturity default and performing with respect to debt service due in accordance with a forbearance agreement at December 31, 2019 and 2018.

(2)

At December 31, 2019, the amortized costs of the CRE whole loans, summarized by contractual maturity assuming full exercise of the extension options, were $105.5 million, $68.0 million and $1.6 billion in 2020, 2021 and 2022 and thereafter, respectively. At December 31, 2018, the amortized costs of the CRE whole loans, summarized by contractual maturity assuming full exercise of the extension options, were $10.4 million, $182.4 million and $1.3 billion in 2019, 2020 and 2021 and thereafter, respectively.

At December 31, 2019, approximately 19.5%, 19.4% and 17.6% of the Company’s CRE loan portfolio was concentrated in the Mountain, Southwest and Southeast regions, respectively, based on carrying value, as defined by the National Council of Real Estate Investment Fiduciaries. At December 31, 2018, approximately 32.3%, 20.9% and 17.1% of the Company’s CRE loan portfolio was concentrated in the Southwest, Mountain and Pacific regions, respectively, based on carrying value.

Principal Paydowns Receivable

Principal paydowns receivable represents loan principal payments that have been received by the Company’s servicers and trustees but have not been remitted to the Company. At December 31, 2019, the Company had $19.5 million of loan principal paydowns receivable, all of which was received in cash by the Company during January 2020. At December 31, 2018, the Company had $32.1 million of loan principal paydowns receivable, all of which was received by the Company during January 2019.

NOTE 7 - FINANCING RECEIVABLES

The following tables show the activity in the allowance for loan losses for the years ended December 31, 2019 and 2018 and the allowance for loan losses and recorded investments in loans at December 31, 2019 and 2018 (in thousands, except amount in the footnotes):

	Years Ended December 31,
	2019	2018
	Commercial Real Estate Loans	Commercial Real Estate Loans
Allowance for loan losses:
Allowance for loan losses at beginning of year	$1,401	$5,328
Provision for (recovery of) loan losses, net (1)	59	(1,595)
Loans charged-off	—	(2,332)
Allowance for loan losses at end of year	$1,460	$1,401

(1)

Excludes the recovery of loan losses on one bank loan with no amortized cost or carrying value at December 31, 2019 and 2018 that received a payment of approximately $1,000 during the year ended December 31, 2019.

(Back to Index)

(Back to Index)

EXANTAS CAPITAL CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

DECEMBER 31, 2019

	December 31,
	2019	2018
	Commercial Real Estate Loans	Commercial Real Estate Loans
Allowance for loan losses ending balance:
Individually evaluated for impairment	$—	$—
Collectively evaluated for impairment	$1,460	$1,401
Loans:
Amortized cost ending balance:
Individually evaluated for impairment (1)	$30,848	$24,255
Collectively evaluated for impairment	$1,760,597	$1,529,113

(1)	The Company’s mezzanine loan and preferred equity investments are evaluated individually for impairment.

Credit quality indicators

Commercial Real Estate Loans

CRE loans are collateralized by a diversified mix of real estate properties and are assessed for credit quality based on the collective evaluation of several factors, including but not limited to: collateral performance relative to underwritten plan, time since origination, current implied and/or reunderwritten LTV ratios, loan structure and exit plan. Depending on the loan’s performance against these various factors, loans are rated on a scale from 1 to 5, with loans rated 1 representing loans with the highest credit quality and loans rated 5 representing loans with the lowest credit quality. The factors evaluated provide general criteria to monitor credit migration in the Company’s loan portfolio; as such, a loan’s rating may improve or worsen, depending on new information received.

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

DECEMBER 31, 2019

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

The Company’s mezzanine loan and preferred equity investments are evaluated individually for impairment.

Credit risk profiles of CRE loans, at amortized cost, and a legacy CRE loan held for sale at the lower of cost or fair value were as follows (in thousands, except amounts in footnotes):

	Rating 1	Rating 2	Rating 3 (1)	Rating 4	Rating 5	Held for Sale (2)	Total
At December 31, 2019:
Whole loans	$—	$1,660,274	$96,475	$3,848	$—	$—	$1,760,597
Mezzanine loan (3)	—	4,700	—	—	—	—	4,700
Preferred equity investments (3)	—	26,148	—	—	—	—	26,148
Total	$—	$1,691,122	$96,475	$3,848	$—	$—	$1,791,445
At December 31, 2018:
Whole loans	$—	$1,447,206	$77,067	$4,840	$—	$—	$1,529,113
Mezzanine loan (3)	—	4,700	—	—	—	—	4,700
Preferred equity investment (3)	—	19,555	—	—	—	—	19,555
Legacy CRE loan held for sale (4)	—	—	—	—	—	17,000	17,000
Total	$—	$1,471,461	$77,067	$4,840	$—	$17,000	$1,570,368

(1)

Includes one whole loan, with an amortized cost of $11.5 million that was in maturity default at December 31, 2019 and 2018. The loan is performing with respect to debt service due in accordance with a forbearance agreement at December 31, 2019 and 2018.

(2)	Includes one legacy CRE loan that was in default with a total carrying value of $17.0 million at December 31, 2018.
(3)	The Company’s mezzanine loan and preferred equity investments are evaluated individually for impairment.
(4)	In November 2019, the Company foreclosed on the remaining legacy CRE loan held for sale (see Note 23).

Loan Portfolios Aging Analysis

The following table presents the CRE loan portfolio aging analysis as of the dates indicated for CRE loans, at amortized cost, and a legacy CRE loan held for sale at the lower of cost or fair value (in thousands, except amounts in footnotes):

	30-59 Days	60-89 Days	Greater than 90 Days (1)(2)	Total Past Due	Current	Total Loans Receivable	Total Loans > 90 Days and Accruing (1)
At December 31, 2019:
Whole loans	$—	$—	$11,503	$11,503	$1,749,094	$1,760,597	$11,503
Mezzanine loan	—	—	—	—	4,700	4,700	—
Preferred equity investments	—	—	—	—	26,148	26,148	—
Total	$—	$—	$11,503	$11,503	$1,779,942	$1,791,445	$11,503

At December 31, 2018:
Whole loans	$—	$—	$11,516	$11,516	$1,517,597	$1,529,113	$11,516
Mezzanine loan	—	—	—	—	4,700	4,700	—
Preferred equity investment	—	—	—	—	19,555	19,555	—
Legacy CRE loan held for sale (3)	—	—	17,000	17,000	—	17,000	—
Total	$—	$—	$28,516	$28,516	$1,541,852	$1,570,368	$11,516

(1)

Includes one whole loan, with an amortized cost of $11.5 million, that was in maturity default at December 31, 2019 and 2018. The loan is performing with respect to debt service due in accordance with a forbearance agreement at December 31, 2019 and 2018. During the years ended December 31, 2019, 2018 and 2017, the Company recognized interest income of $747,000, $621,000 and $610,000, respectively, on this whole loan.

(2)	Includes one legacy CRE loan that was in default with a total carrying value of $17.0 million at December 31, 2018.
(3)	In November 2019, the Company foreclosed on the remaining legacy CRE loan held for sale (see Note 23).

(Back to Index)

(Back to Index)

EXANTAS CAPITAL CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

DECEMBER 31, 2019

Impaired Loans

The Company did not have any impaired loans at December 31, 2019 and 2018.

Troubled- Debt Restructurings

 There were no TDRs for the years ended December 31, 2019 and 2018.

NOTE 8 - INVESTMENT SECURITIES AVAILABLE-FOR-SALE

The following table summarizes the Company’s investment securities available-for-sale, including those pledged as collateral (in thousands, except amounts in the footnote):

	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value (1)
At December 31, 2019:
CMBS, fixed-rate	$132,235	$6,596	$(792)	$138,039
CMBS, floating-rate	382,659	995	(979)	382,675
Total	$514,894	$7,591	$(1,771)	$520,714

At December 31, 2018:
CMBS, fixed-rate	$121,487	$559	$(2,307)	$119,739
CMBS, floating-rate	301,132	253	(2,126)	299,259
Total	$422,619	$812	$(4,433)	$418,998

(1)	At December 31, 2019 and 2018, investment securities available-for-sale with fair values of $466.9 million and $388.4 million, respectively, were pledged as collateral under related financings.

The following table summarizes the estimated payoff dates of the Company’s investment securities available-for-sale according to their estimated weighted average life classifications (dollars in thousands, except amounts in footnotes):

	December 31, 2019			December 31, 2018
	Amortized Cost (1)	Fair Value (1)	Weighted Average Coupon (2)	Amortized Cost (1)	Fair Value (1)	Weighted Average Coupon (2)
Less than one year (3)	$187,943	$188,005	4.77%	$126,446	$126,014	5.76%
Greater than one year and less than five years	80,937	80,925	4.85%	98,220	97,083	5.21%
Greater than five years and less than ten years	246,014	251,784	3.83%	197,953	195,901	4.06%
Total	$514,894	$520,714	4.30%	$422,619	$418,998	4.76%

(1)

Includes CMBS positions subject to other-than-temporary-impairment that have no stated coupon rates that are excluded from the calculation of the weighted average coupon rate. The position with less than one year of projected life had no amortized cost or fair value at December 31, 2019 and 2018. The positions with greater than one year and less than five years of projected lives had amortized costs of $106,000 and $105,000 and no fair values at December 31, 2019 and 2018, respectively. There were no positions subject to other-than-temporary-impairment with projected lives of greater than five years and less than ten years at December 31, 2019 and 2018.

(2)	The weighted average coupon rate is based on the face values of the associated securities.
(3)	The Company expects that the payoff dates of these CMBS will either be extended or that the securities will be paid off in full.

At December 31, 2019, the contractual maturities, which may be different than the estimated weighted average lives reflected in the table above, of the CMBS investment securities available-for-sale range from December 2024 to December 2061.
(Back to Index)

(Back to Index)

EXANTAS CAPITAL CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

DECEMBER 31, 2019

The following table summarizes the fair value, gross unrealized losses and number of lots aggregated by investment category and the length of time that individual investment securities available-for-sale have been in a continuous unrealized loss position during the periods specified (dollars in thousands):

	Less than 12 Months			More than 12 Months			Total
	Fair Value	Unrealized Losses	Number of Lots	Fair Value	Unrealized Losses	Number of Lots	Fair Value	Unrealized Losses	Number of Lots
At December 31, 2019:
CMBS	$48,618	$(181)	13	$72,013	$(1,590)	21	$120,631	$(1,771)	34

At December 31, 2018:
CMBS	$329,441	$(4,001)	49	$6,757	$(432)	7	$336,198	$(4,433)	56

The unrealized losses in the above table are considered to be temporary impairments due to market factors and are not reflective of credit deterioration.

The Company recognized $934,000 of other-than-temporary impairments on its investment securities available-for-sale during the year ended December 31, 2018. In December 2018, a $934,000 impairment was recorded on one CMBS resulting from a collateral shortfall in the securitization. The Company recognized no other-than-temporary impairments on its investment securities available-for-sale during the years ended December 31, 2019 and 2017.

The following table summarizes the Company’s sales and redemptions of investment securities available-for-sale for the years ended December 31, 2019, 2018 and 2017 (dollars in thousands):

	Positions Sold	Positions Redeemed	Par Amount Sold/Redeemed	Amortized Cost	Realized Gain (Loss)	Proceeds
Year Ended December 31, 2019:
CMBS	1	—	$634	$634	$4	$638
Total	1	—	$634	$634	$4	$638
Year Ended December 31, 2018:
CMBS	1	—	$14,929	$11,676	$352	$12,028
ABS	2	—	411	265	(217)	48
Total	3	—	$15,340	$11,941	$135	$12,076
Year Ended December 31, 2017:
CMBS	2	—	$7,350	$6,650	$(238)	$6,412
ABS - structured notes	3	—	24,267	19,258	632	17,608
ABS	5	—	8,306	4,319	1,356	5,675
RMBS	3	—	153,519	1,274	(158)	1,116
Total	13	—	$193,442	$31,501	$1,592	$30,811

(Back to Index)

(Back to Index)

EXANTAS CAPITAL CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

DECEMBER 31, 2019

NOTE 9 - INVESTMENTS IN UNCONSOLIDATED ENTITIES

The following table summarizes the Company’s investments in unconsolidated entities at December 31, 2019 and 2018 and equity in earnings of unconsolidated entities for the years ended December 31, 2019, 2018 and 2017 (dollars in thousands, except amount in the footnotes):

				Equity in Earnings of Unconsolidated Entities
		December 31,		Years Ended December 31,
	Ownership % at December 31, 2019	2019	2018	2019	2018	2017
Pelium Capital (1)	—%	$—	$—	$—	$(182)	$(1,856)
RCM Global LLC (2)	—%	—	—	—	(12)	(274)
Investment in LCC Preferred Stock (3)	—%	—	—	—	411	41,465
RRE VIP Borrower, LLC (4)	—%	—	—	—	—	45
Pearlmark Mezzanine Realty Partners IV, L.P. (5)	—%	—	—	—	—	165
Subtotal		—	—	—	217	39,545
Investment in RCT I and II (6)	3.0%	1,548	1,548	100	96	81
Total		$1,548	$1,548	$100	$313	$39,626

(1)

During the year ended December 31, 2018, the Company received distributions of $10.4 million on its investment in Pelium Capital Partners, L.P. (“Pelium Capital”). In December 2018, Pelium Capital was fully liquidated.

(2)	In December 2018, RCM Global LLC was fully liquidated.
(3)

The Company’s investment in LEAF Commercial Capital, Inc. (“LCC”) liquidated in July 2017 as a result of the sale of LCC. Earnings for the year ended December 31, 2018 were related to the receipt of a distribution of funds formerly held in escrow accounts established as part of the sale.

(4)

The Company sold its investment in RRE VIP Borrower, LLC in December 2014. Earnings for the year ended December 31, 2017 was related to insurance premium refunds with respect to the underlying sold properties in the portfolio.

(5)	The Company sold its investment in Pearlmark Mezzanine Realty Partners IV, L.P. (“Pearlmark Mezz”) in May 2017.
(6)

During the years ended December 31, 2019, 2018 and 2017, dividends from the investments in RCT I and RCT II’s common shares were recorded in other revenue. See Note 10 for the disclosures on the associated unsecured junior subordinated debentures.

(Back to Index)

(Back to Index)

EXANTAS CAPITAL CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

DECEMBER 31, 2019

NOTE 10 - BORROWINGS

The Company historically has financed the acquisition of its investments, including investment securities and loans, through the use of secured and unsecured borrowings in the form of securitized notes, repurchase agreements, secured term facilities, warehouse facilities, convertible senior notes and trust preferred securities issuances. Certain information with respect to the Company’s borrowings is summarized in the following table (dollars in thousands, except amounts in footnotes):

	Principal Outstanding	Unamortized Issuance Costs and Discounts	Outstanding Borrowings	Weighted Average Borrowing Rate	Weighted Average Remaining Maturity	Value of Collateral
At December 31, 2019:
XAN 2018-RSO6 Senior Notes	$177,118	$1,352	$175,766	3.17%	15.5 years	$293,890
XAN 2019-RSO7 Senior Notes	575,679	5,007	570,672	3.03%	16.3 years	687,037
Unsecured junior subordinated debentures	51,548	—	51,548	5.90%	16.7 years	—
4.50% Convertible Senior Notes	143,750	10,137	133,613	4.50%	2.6 years	—
8.00% Convertible Senior Notes	21,182	9	21,173	8.00%	15 days	—
CRE - term repurchase facilities (1)	547,619	2,714	544,905	3.71%	1.2 years	705,221
CMBS - short term repurchase agreements (2)	374,900	—	374,900	2.87%	21 days	484,398
Total	$1,891,796	$19,219	$1,872,577	3.45%	7.4 years	$2,170,546

	Principal Outstanding	Unamortized Issuance Costs and Discounts	Outstanding Borrowings	Weighted Average Borrowing Rate	Weighted Average Remaining Maturity	Value of Collateral
At December 31, 2018:
RCC 2017-CRE5 Senior Notes	$109,250	$1,121	$108,129	3.76%	15.6 years	$228,031
XAN 2018-RSO6 Senior Notes	397,452	4,536	392,916	3.55%	16.5 years	514,225
Unsecured junior subordinated debentures	51,548	—	51,548	6.61%	17.7 years	—
4.50% Convertible Senior Notes	143,750	13,504	130,246	4.50%	3.6 years	—
8.00% Convertible Senior Notes	21,182	238	20,944	8.00%	1.0 year	—
CRE - term repurchase facilities (1)	512,716	5,269	507,447	4.47%	2.0 years	696,215
Trust certificates - term repurchase facility (3)	47,451	279	47,172	6.41%	1.7 years	118,780
CMBS - short term repurchase agreements (2)	295,821	—	295,821	3.63%	19 days	395,868
Total	$1,579,170	$24,947	$1,554,223	4.21%	6.9 years	$1,953,119

(1)	Principal outstanding includes accrued interest payable of $810,000 and $911,000 at December 31, 2019 and 2018, respectively.
(2)	Principal outstanding includes accrued interest payable of $470,000 and $773,000 at December 31, 2019 and 2018, respectively.
(3)	Principal outstanding includes accrued interest payable of $118,000 at December 31, 2018.

Securitizations

The following table sets forth certain information with respect to the Company’s consolidated securitizations at December 31, 2019 (in thousands):

	Closing Date	Maturity Date	End of Designated Principal Reinvestment Period (1)	Total Note Paydowns from Closing Date through December 31, 2019
XAN 2018-RSO6	June 2018	June 2035	December 2020	$220,334
XAN 2019-RSO7	April 2019	April 2036	April 2022	$132

(1)

The designated principal reinvestment period is the period in which principal repayments can be utilized to purchase loans held outside of the respective securitization that represent the funded commitments of existing collateral in the respective securitization that were not funded as of the date the respective securitization was closed.

The investments held by the Company’s securitizations collateralize the securitizations’ borrowings and, as a result, are not available to the Company, its creditors, or stockholders. All senior notes of the securitizations held by the Company at December 31, 2019 and 2018 were eliminated in consolidation.

(Back to Index)

(Back to Index)

EXANTAS CAPITAL CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

DECEMBER 31, 2019

RCC 2014-CRE2

In July 2014, the Company closed Resource Capital Corp. 2014-CRE2, Ltd. (“RCC 2014-CRE2”), a $353.9 million CRE securitization transaction that provided financing for transitional CRE loans. In August 2017, the Company executed the liquidation of RCC 2014-CRE2, and all of the outstanding senior notes were paid off from the payoff proceeds of certain of the securitization’s assets.

RCC 2015-CRE3

In February 2015, the Company closed Resource Capital Corp. 2015-CRE3, Ltd. (“RCC 2015-CRE3”), a $346.2 million CRE securitization transaction that provided financing for transitional CRE loans. In August 2018, the Company’s subsidiary exercised the optional redemption feature of RCC 2015-CRE3, and all of the outstanding senior notes were paid off from the payoff proceeds of certain of the securitization’s assets.

RCC 2015-CRE4

In August 2015, the Company closed Resource Capital Corp. 2015-CRE4, Ltd. (“RCC 2015-CRE4”), a $312.9 million CRE securitization transaction that provided financing for transitional CRE loans. In July 2018, the Company’s subsidiary exercised the optional redemption feature of RCC 2015-CRE4, and all of the outstanding senior notes were paid off from the payoff proceeds of certain of the securitization’s assets.

RCC 2017-CRE5

In July 2017, the Company closed Resource Capital Corp. 2017-CRE5, Ltd. (“RCC 2017-CRE5”), a $376.7 million CRE securitization transaction that provided financing for transitional CRE loans. In May 2019, the Company paid off all of the outstanding third-party owned senior notes from the payoff proceeds of certain of the securitization’s assets. In July 2019, the Company exercised the optional redemption feature of the securitization.

XAN 2018-RSO6

In June 2018, the Company closed Exantas Capital Corp. 2018-RSO6, Ltd. (“XAN 2018-RSO6”), a $514.2 million CRE securitization transaction that provided financing for transitional CRE loans. XAN 2018-RSO6 offered approximately $405.0 million of senior notes, at par, to unrelated investors. A subsidiary of RCC RE purchased 16.7% of the Class D senior notes and 100% of the Class E and Class F notes. In addition, a subsidiary of RCC RE purchased an equity interest representing 100% of the outstanding preference shares. The Class E and Class F notes purchased by a subsidiary of RCC RE are subordinated in right of payment to all other senior notes issued by XAN 2018-RSO6, but are senior in right of the payment to the preference shares. The equity interest is subordinated in right of payment to all other securities issued by XAN 2018-RSO6.

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

XAN 2019-RSO7

In April 2019, the Company closed Exantas Capital Corp. 2019-RSO7, Ltd. (“XAN 2019-RSO7”), a $687.2 million CRE debt securitization transaction that provided financing for CRE loans. XAN 2019-RSO7 issued a total of $585.8 million of non-recourse, floating-rate notes at par, of which RCC RE purchased $10.0 million, or approximately 20.4%, of the Class D notes. Additionally, RCC RE purchased 100% of the Class E and Class F notes and a subsidiary of RCC RE purchased 100% of the outstanding preference shares. The notes purchased by RCC RE are subordinated in right of payment to all other senior notes issued by XAN 2019-RSO7, but are senior in right of payment to the preference shares. The preference shares are subordinated in right of payment to all other securities issued by XAN 2019-RSO7.

(Back to Index)

(Back to Index)

EXANTAS CAPITAL CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

DECEMBER 31, 2019

At closing, the senior notes issued to investors consisted of the following classes: (i) $390.0 million of Class A notes bearing interest at one-month LIBOR plus 1.00%, increasing to 1.25% in April 2024; (ii) $70.4 million of Class A-S notes bearing interest at one-month LIBOR plus 1.50%, increasing to 1.75% in April 2024; (iii) $33.5 million of Class B notes bearing interest at one-month LIBOR plus 1.70%, increasing to 2.20% in May 2024; (iv) $42.9 million of Class C notes bearing interest at one-month LIBOR plus 2.05%, increasing to 2.55% in June 2024; and (v) $49.0 million of Class D notes bearing interest at one-month LIBOR plus 2.70% increasing to 3.20% in July 2024.

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

There were no unamortized debt issuance costs associated with the junior subordinated debentures for RCT I and RCT II outstanding at December 31, 2019 and 2018. The interest rates for RCT I and RCT II, at December 31, 2019, were 5.91% and 5.89%, respectively. The interest rates for RCT I and RCT II, at December 31, 2018, were 6.75% and 6.47%, respectively.

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

4.50% Convertible Senior Notes, 6.00% Convertible Senior Notes and 8.00% Convertible Senior Notes

The Company issued $100.0 million aggregate principal of its 8.00% convertible senior notes due 2020 (“8.00% Convertible Senior Notes”) and $143.8 million aggregate principal of its 4.50% convertible senior notes due 2022 (“4.50% Convertible Senior Notes”) in January 2015 and August 2017, respectively (together, the “Convertible Senior Notes”). Additionally, the Company issued $115.0 million aggregate principal of its 6.00% convertible senior notes due 2018 (“6.00% Convertible Senior Notes”) in October 2013. In conjunction with the issuance of the 4.50% Convertible Senior Notes, the Company extinguished $44.5 million and $78.8 million aggregate principal of its 6.00% Convertible Senior Notes and 8.00% Convertible Senior Notes, respectively. In December 2018, the 6.00% Convertible Senior Notes were paid off upon maturity.

The following table summarizes the Convertible Senior Notes at December 31, 2019 (dollars in thousands, except the conversion prices and amounts in the footnotes):

	Principal Outstanding	Borrowing Rate	Effective Rate (1)	Conversion Rate (2)(3)	Conversion Price (3)	Maturity Date
4.50% Convertible Senior Notes	$143,750	4.50%	7.43%	83.1676	$12.02	August 15, 2022
8.00% Convertible Senior Notes	$21,182	8.00%	9.13%	46.8604	$21.34	January 15, 2020

(1)	Includes the amortization of the market discounts and deferred debt issuance costs, if any, for the Convertible Senior Notes recorded in interest expense on the consolidated statements of operations.
(2)

Represents the number of shares of common stock per $1,000 principal amount of the Convertible Senior Notes’ principal outstanding, subject to adjustment as provided in the Second Supplemental Indenture (the “8.00% Convertible Senior Notes Indenture”) and the Third Supplemental Indenture (the “4.50% Convertible Senior Notes Indenture”).

(3)

The conversion rate and conversion price of the 4.50% Convertible Senior Notes at December 31, 2019 are adjusted to reflect quarterly cash dividends in excess of a $0.10 dividend threshold, as defined in the 4.50% Convertible Senior Notes Indenture. The split-adjusted dividend threshold of $0.64, as defined in the 8.00% Convertible Senior Notes Indenture, was not exceeded for the years ended December 31, 2019, 2018 and 2017.

In January 2020, the 8.00% Convertible Senior Notes were paid off upon maturity.

(Back to Index)

(Back to Index)

EXANTAS CAPITAL CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

DECEMBER 31, 2019

The 4.50% Convertible Senior Notes are convertible at the option of the holder at any time up until one business day before the maturity date and may be settled in cash, the Company’s common stock or a combination of cash and the Company’s common stock, at the Company’s election. The Company may not redeem the 4.50% Convertible Senior Notes prior to maturity. The closing price of the Company’s common stock was $11.81 on December 31, 2019, which did not exceed the conversion price of its 4.50% Convertible Senior Notes at December 31, 2019.

Repurchase and Credit Facilities

Borrowings under the Company’s repurchase agreements are guaranteed by the Company or one of its subsidiaries. The following table sets forth certain information with respect to the Company’s repurchase agreements (dollars in thousands, except amounts in footnotes):

	December 31, 2019				December 31, 2018
	Outstanding Borrowings (1)	Value of Collateral	Number of Positions as Collateral	Weighted Average Interest Rate	Outstanding Borrowings (1)	Value of Collateral	Number of Positions as Collateral	Weighted Average Interest Rate
CRE - Term Repurchase Facilities
Wells Fargo Bank, N.A. (2)	$225,217	$291,903	28	3.70%	$154,478	$226,530	13	4.33%
Morgan Stanley Bank, N.A. (3)	—	—	—	—%	37,113	62,457	3	5.09%
Barclays Bank PLC (4)	111,881	145,035	14	3.99%	240,416	308,389	11	4.51%
JPMorgan Chase Bank, N.A. (5)	207,807	268,283	17	3.56%	75,440	98,839	5	4.30%

Trust Certificates - Term Repurchase Facilities
RSO Repo SPE Trust 2017 (6)	—	—	—	—%	47,172	118,780	2	6.41%

CMBS - Short-Term Repurchase Agreements
Deutsche Bank Securities Inc.	37,141	57,331	6	3.13%	7,305	9,158	5	3.98%
JP Morgan Securities LLC	33,703	42,075	13	2.87%	42,040	73,066	13	3.57%
Barclays Capital Inc.	87,643	112,939	7	2.82%	—	—	—	—%
RBC Capital Markets, LLC	34,829	47,081	5	2.96%	246,476	313,644	33	3.64%
RBC (Barbados) Trading Bank Corporation	181,584	224,972	30	2.82%	—	—	—	—%
Total	$919,805	$1,189,619			$850,440	$1,210,863

(1)	Outstanding borrowings include accrued interest payable.
(2)	Includes $607,000 and $1.6 million of deferred debt issuance costs at December 31, 2019 and 2018, respectively.
(3)	Includes $167,000 of deferred debt issuance costs at December 31, 2018. There were no deferred debt issuance costs at December 31, 2019.
(4)	Includes $817,000 and $1.5 million of deferred debt issuance costs at December 31, 2019 and 2018, respectively.
(5)	Includes $1.3 million and $2.0 million of deferred debt issuance costs at December 31, 2019 and 2018, respectively.
(6)	Includes $204,000 of deferred debt issuance costs at December 31, 2018. There were no deferred debt issuance costs at December 31, 2019.

(Back to Index)

(Back to Index)

EXANTAS CAPITAL CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

DECEMBER 31, 2019

The following table shows information about the amount at risk under the repurchase facilities (dollars in thousands):

	Amount at Risk (1)	Weighted Average Remaining Maturity	Weighted Average Interest Rate
At December 31, 2019:
CRE - Term Repurchase Facilities
Wells Fargo Bank, N. A.	$67,007	203 days	3.70%
Barclays Bank PLC	$32,967	1.3 years	3.99%
JPMorgan Chase Bank, N. A.	$60,159	1.8 years	3.56%
CMBS - Short-Term Repurchase Agreements
Deutsche Bank Securities Inc.	$20,329	42 days	3.13%
JP Morgan Securities LLC	$8,512	18 days	2.87%
Barclays Capital Inc.	$25,532	17 days	2.82%
RBC Capital Markets, LLC	$12,341	17 days	2.96%
RBC (Barbados) Trading Bank Corporation	$43,722	20 days	2.82%

(1)	Equal to the total of the estimated fair value of securities or loans sold and accrued interest receivable, minus the total of the repurchase agreement liabilities and accrued interest payable.

The Company was in compliance with all financial covenants in each of the respective agreements at December 31, 2019.

CRE - Term Repurchase Facilities

In February 2012, a wholly-owned subsidiary entered into a master repurchase and securities agreement (the “2012 Facility”) with Wells Fargo Bank, N.A. (“Wells Fargo”) to finance the origination of CRE loans. In July 2018, the subsidiary entered into an amended and restated master repurchase agreement (the “2018 Facility”), in exchange for an extension fee and other reasonable costs, that maintained the $400.0 million maximum facility amount and extended the term of the facility to July 2020 with three one-year extension options exercisable at the Company’s discretion. The 2018 Facility charges interest rates of one-month LIBOR plus spreads from 1.75% to 2.50%. In May 2019, the Company executed an amendment of the 2018 Facility, amending certain terms to add an available loan servicer and to update references in connection with an amended fee letter.

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

Consistent with the guaranty agreement dated February 2012, the Company continues to guarantee the payment and performance of its subsidiaries’ obligations to the lender through an amended and restated guaranty agreement dated in July 2018 (the “2018 Guaranty”), including all reasonable expenses that are incurred by the lender in connection with the enforcement of the 2018 Facility. The 2018 Guaranty includes covenants that, among other requirements, stipulate certain thresholds, including: required liquidity, required capital, total indebtedness to total equity, EBITDA to interest expense and total indebtedness.

In September 2015, the Company’s wholly-owned subsidiary entered into a master repurchase and securities agreement (the “Morgan Stanley Facility”) with Morgan Stanley Bank, N.A. (“Morgan Stanley”) to finance the origination of CRE loans. The Company entered into three amendments to the Morgan Stanley Facility, the third of which was entered into in September 2019, which ultimately reduced its maximum capacity to $37.2 million and extended the maturity date through October 2019, at which time it was repaid in full.

In April 2018, the Company’s indirect wholly-owned subsidiary entered into a master repurchase agreement (the “Barclays Facility”) with Barclays Bank PLC (“Barclays”) to finance the Company’s core CRE lending business. The Barclays Facility has a maximum facility amount of $250.0 million, charges interest of one-month LIBOR plus a spread between 2.00% and 2.50% and matures in April 2021, subject to certain one-year extension options in accordance with the facility’s terms. The Company paid a structuring fee as well as other reasonable closing costs.

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

(Back to Index)

(Back to Index)

EXANTAS CAPITAL CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

DECEMBER 31, 2019

In connection with the Barclays Facility, the Company fully guaranteed all payments and performance under the Barclays Facility pursuant to a guaranty agreement (the “Barclays Guaranty”). The Barclays Guaranty includes certain financial covenants required of the Company, including required liquidity, required capital, ratios of total indebtedness to equity and EBITDA requirements. Also, RCC RE, the direct owner of the wholly-owned subsidiary borrower, executed a pledge and security agreement with Barclays whereby it agreed to pledge and grant to Barclays a continuing security interest in any and all of its right, title and interest in and to the wholly-owned subsidiary, including all distributions, proceeds, payments, income and profits from its interests in the wholly-owned subsidiary.

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

In October 2018, an indirect wholly-owned subsidiary of the Company entered into a master repurchase agreement (the “JPMorgan Chase Facility”) with JPMorgan Chase Bank, N.A. (“JPMorgan Chase”) to finance the origination of CRE loans. The JPMorgan Chase Facility has a maximum facility amount of $250.0 million, generally charges interest of one-month LIBOR plus a spread between 2.00% and 2.25% and matures in October 2021, subject to two one-year extension options in accordance with the facility’s terms. The Company paid a structuring fee as well as other reasonable closing costs.

The JPMorgan Chase Facility contains margin call provisions that provide JPMorgan Chase with certain rights if the value of purchased assets declines. Under these circumstances, JPMorgan Chase may require the Company to transfer cash in an amount necessary to eliminate such margin deficit or repurchase the asset(s) that resulted in the margin call.

In connection with the JPMorgan Chase Facility, the Company guaranteed the payment and performance under the JPMorgan Chase Facility pursuant to a guarantee agreement (the “JPMorgan Chase Guarantee”) subject to a limit of 25% of the then currently unpaid aggregate repurchase price of all purchased assets. The JPMorgan Chase Guarantee includes certain financial covenants required of the Company, including required liquidity, required capital, ratios of total indebtedness to equity and EBITDA requirements. Also, RCC RE, the direct owner of the wholly-owned subsidiary borrower, executed a pledge agreement with JPMorgan Chase pursuant to which it pledged and granted to JPMorgan Chase a continuing security interest in any and all of its right, title and interest in and to the wholly-owned subsidiary, including all distributions, proceeds, payments, income and profits from its interests in the wholly-owned subsidiary.

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

Trust Certificates - Term Repurchase Facilities

In November 2015, a subsidiary entered into a repurchase and securities agreement (the “2015 Term Repurchase Trust Facility 2015”) with RSO Repo SPE Trust 2015, a structure that provides financing under a structured sale of trust certificates to qualified institutional buyers through an offering led by Wells Fargo Securities, LLC (“Wells Fargo Securities”). In July 2018, the 2015 Term Repurchase Trust Facility was paid off as a result of the exercise of the optional redemption of RCC 2015-CRE4.

 In September 2017, a subsidiary entered into a repurchase and securities agreement (the “2017 Term Repurchase Trust Facility”) with RSO Repo SPE Trust 2017, a structure that provides financing under a structured sale of trust certificates to qualified institutional buyers through an offering led by Wells Fargo Securities. In July 2019, the Company paid off the outstanding balance of the 2017 Term Repurchase Trust Facility in connection with the redemption of RCC 2017-CRE5.

CMBS - Short-Term Repurchase Agreements

In March 2005, a subsidiary entered into a master repurchase agreement with Deutsche Bank Securities Inc. to finance the purchase of CMBS and the origination of CRE loans. There is no stated maximum amount or maturity date of the facility and the repurchase agreement includes monthly resets of interest rates.

In February 2012, a subsidiary entered into a master repurchase and securities agreement with Wells Fargo Securities to finance the purchase of CMBS. There is no stated maximum amount of the facility or maturity date and the repurchase agreement includes monthly resets of interest rates. The Company guaranteed the subsidiary’s performance of its obligations under the repurchase agreement.

(Back to Index)

(Back to Index)

EXANTAS CAPITAL CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

DECEMBER 31, 2019

In November 2012, a subsidiary entered into a master repurchase and securities agreement (the “JP Morgan Securities Facility”) with JP Morgan Securities LLC to finance the purchase of CMBS. In April 2017, the Company entered into the first amendment of the JP Morgan Securities Facility which amended the minimum shareholder’s equity of the guarantor and maximum leverage ratio covenants.

In February 2013, the Company’s wholly-owned subsidiary entered into a master repurchase agreement (the “Barclays Capital Facility”) with Barclays Capital Inc. to finance the purchase of CMBS. In August 2019, the Company entered into an amendment to the Barclays Capital Facility that updated certain reporting requirements and definitions.

In August 2017, a subsidiary entered into a master repurchase and securities agreement with RBC Capital Markets, LLC to finance the purchase of CMBS.

In October 2019, a subsidiary entered into a master repurchase and securities agreement with RBC (Barbados) Trading Bank Corporation to finance the purchase of CMBS.

CMBS - Term Repurchase Facilities

In February 2011, two of the Company’s wholly-owned subsidiaries entered into a master repurchase and securities contract (the “2011 Facility”) and a guaranty agreement (the “2011 Guaranty”) with Wells Fargo. In March 2018, the Company paid off the 2011 Facility and allowed it to mature on March 31, 2018.

Contractual maturity dates of the Company’s borrowings’ principal outstanding by category and year are presented in the table below (in thousands):

	Total	2020	2021	2022	2023	2024 and Thereafter
At December 31, 2019:
CRE securitizations	$752,797	$—	$—	$—	$—	$752,797
Unsecured junior subordinated debentures	51,548	—	—	—	—	51,548
4.50% Convertible Senior Notes	143,750	—	—	143,750	—	—
8.00% Convertible Senior Notes	21,182	21,182	—	—	—	—
Repurchase and credit facilities (1)	922,519	600,724	321,795	—	—	—
Total	$1,891,796	$621,906	$321,795	$143,750	$—	$804,345

(1)	Includes accrued interest payable in the balances of principal outstanding.

NOTE 11 - SHARE ISSUANCE AND REPURCHASE

In January 2018, the Company redeemed all shares of its 8.50% Series A Cumulative Redeemable Preferred Stock (“Series A Preferred Stock”) and 930,983 shares of its 8.25% Series B Cumulative Redeemable Preferred Stock (“Series B Preferred Stock”) at redemption prices of $25.00 per share plus accrued but unpaid distributions. The total redemption cost of $50.0 million was reported as a preferred stock redemption liability on the consolidated balance sheets and a preferred stock redemption charge of $3.8 million was recognized during the year ended December 31, 2017.

In March 2018, the Company redeemed all remaining shares of its Series B Preferred Stock at a redemption price of $25.00 per share, or $115.3 million, plus accrued but unpaid distributions, resulting in a preferred stock redemption charge of $7.5 million on the consolidated statement of operations for the year ended December 31, 2018.

On or after July 30, 2024, the Company may, at its option, redeem its 8.625% Fixed-to-Floating Series C Cumulative Redeemable Preferred Stock (“Series C Preferred Stock”), in whole or in part, at any time and from time to time, for cash at $25.00 per share, plus accrued and unpaid dividends, if any, to the redemption date. Effective July 30, 2024 and thereafter, the Company will pay cumulative distributions on the Series C Preferred Stock at a floating rate equal to three-month LIBOR plus a spread of 5.927% per annum based on the $25.00 liquidation preference, provided that such floating rate shall not be less than the initial rate of 8.625% at any date of determination.

At December 31, 2019, the Company had 4.8 million shares of Series C Preferred Stock outstanding, with a weighted average offering price, excluding offering costs, of $25.00.

(Back to Index)

(Back to Index)

EXANTAS CAPITAL CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

DECEMBER 31, 2019

In March 2016, the Board approved a securities repurchase plan for up to $50.0 million of its outstanding securities. During the years ended December 31, 2019, 2018 and 2017, the Company did not repurchase any shares of its common or preferred stock through this program. At December 31, 2019, $44.9 million remains available under this repurchase plan.

NOTE 12 - SHARE-BASED COMPENSATION

In June 2019, the Company’s shareholders approved the Exantas Capital Corp. Second Amended and Restated Omnibus Equity Compensation Plan (the “June 2019 Plan”), which amended the May 2014 plan. The June 2019 Plan (i) increased the number of shares authorized for issuance from 3,275,000 shares to 4,775,000 shares; (ii) extended the expiration date from May 2024 to June 2029; and (iii) made other clarifying and updating amendments.

The following table summarizes the Company’s restricted common stock transactions:

	Manager	Non-Employee Directors	Non- Employees (1)	Former Employees	Total
Unvested shares at January 1, 2019	—	30,234	386,628	5,809	422,671
Issued	13,307	27,728	196,198	—	237,233
Vested	(13,307)	(30,234)	(175,454)	(5,809)	(224,804)
Forfeited	—	(3,170)	(10,968)	—	(14,138)
Unvested shares at December 31, 2019	—	24,558	396,404	—	420,962

(1)	Non-employees are employees of C-III or Resource America, Inc. (“Resource America”).

The fair values at grant date of the shares of restricted common stock granted to non-employees during the years ended December 31, 2019, 2018 and 2017 were $2.0 million, $2.0 million and $2.7 million, respectively. The fair values at grant date of the shares of restricted common stock issued to the Company’s eight non-employee directors that served at any time during the years ended December 31, 2019, 2018 and 2017 were $300,000, $255,000 and $325,000, respectively.

At December 31, 2019 and 2018, the total unrecognized restricted common stock expense for non-employees was $1.1 million, with a weighted average amortization period remaining of 1.8 years.

The following table summarizes restricted common stock grants during the year ended December 31, 2019:

Grant Date (1)	Shares (1)	Vesting per Year (1)	Vesting Date(s) (1)
January 22, 2019	196,198	33.3%	January 22, 2020, January 22, 2021 and January 22, 2022
February 1, 2019	3,308	100%	February 1, 2020
March 8, 2019	14,108	100%	March 8, 2020
June 3, 2019	3,164	100%	June 3, 2020
June 6, 2019	3,170	100%	June 6, 2020
June 19, 2019	900	100%	June 19, 2020
September 30, 2019	3,078	100%	September 30, 2020

(1)	The restricted stock grant on June 6, 2019 was forfeited during the year ended December 31, 2019.

The following table summarizes the status of the Company’s vested stock options at December 31, 2019:

Vested Options	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Vested at January 1, 2019	10,000	$25.60
Vested	—	—
Exercised	—	—
Forfeited	—	—
Expired	—	—
Vested at December 31, 2019	10,000	$25.60	1.38	$—

(Back to Index)

(Back to Index)

EXANTAS CAPITAL CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

DECEMBER 31, 2019

There were no options granted during the years ended December 31, 2019 or 2018. The outstanding stock options have contractual terms of ten years and will expire in 2021.

The components of equity compensation expense for the periods presented are as follows (in thousands):

	Years Ended December 31,
	2019	2018	2017
Restricted shares granted to non-employees (1)	$1,937	$2,427	$2,456
Restricted shares granted to non-employee directors	276	290	282
Total	$2,213	$2,717	$2,738

(1)	Non-employees are employees of C-III or Resource America.

Under the Company’s Third Amended and Restated Management Agreement, as amended (“Management Agreement”), incentive compensation is paid quarterly. Up to 75% of the incentive compensation is paid in cash and at least 25% is paid in the form of an award of common stock recorded in management fees on the consolidated statements of operations. During the years ended December 31, 2019 and 2017, the Company incurred incentive compensation payable to the Manager of $606,000 and $2.2 million, respectively, of which $455,000 and $1.6 million, respectively, was paid or payable in cash and $151,000 and $539,000, respectively, representing 13,307 and 51,300 shares, respectively, was paid or payable in common stock. The Manager received no incentive management compensation for the year ended December 31, 2018.

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

NOTE 13 - EARNINGS PER SHARE

The following table presents a reconciliation of basic and diluted earnings (losses) per common share for the periods presented as follows (dollars in thousands, except per share amounts):

	Years Ended December 31,
	2019	2018	2017
Net income from continuing operations	$36,217	$27,306	$47,457
Net income allocated to preferred shares	(10,350)	(12,972)	(24,057)
Consideration paid in excess of carrying value of preferred shares	—	(7,482)	(3,803)
Net loss allocable to non-controlling interest, net of taxes	—	—	196
Net income from continuing operations allocable to common shares	25,867	6,852	19,793
Net (loss) income from discontinued operations, net of tax	(251)	121	(14,116)
Net income allocable to common shares	$25,616	$6,973	$5,677

Weighted average number of common shares outstanding:
Weighted average number of common shares outstanding - basic	31,430,113	31,198,319	30,836,400
Effect of dilutive securities - unvested restricted stock	240,243	184,783	239,387
Weighted average number of common shares outstanding - diluted	31,670,356	31,383,102	31,075,787

Net income per common share - basic:
Continuing operations	$0.82	$0.22	$0.64
Discontinued operations	—	—	(0.46)
Net income per common share - basic	$0.82	$0.22	$0.18
Net income per common share - diluted:
Continuing operations	$0.81	$0.22	$0.64
Discontinued operations	—	—	(0.46)
Net income (loss) per common share - diluted	$0.81	$0.22	$0.18

(Back to Index)

(Back to Index)

EXANTAS CAPITAL CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

DECEMBER 31, 2019

For the Convertible Senior Notes, the Company has the intent and ability to settle the principal amount in cash and intends to settle the conversion feature for the amount above the conversion price, or the conversion spread, if any, in common stock. The Company uses the treasury stock method for calculating any potential dilutive effect of the conversion spread on diluted earnings per share, if applicable. The conversion spread will have a dilutive impact on diluted earnings per share when the average market price of the Company’s common stock for a given period exceeds the conversion price of the Convertible Senior Notes. For the years ended December 31, 2019, 2018 and 2017, the average market price of the Company’s common stock did not exceed the conversion price of the Convertible Senior Notes and as such the Convertible Senior Notes have been excluded from the computation of diluted earnings per share. The conversion rate and conversion price for the Convertible Senior Notes are described further in Note 10.

NOTE 14 - DISTRIBUTIONS

For the years ended December 31, 2019, 2018 and 2017, the Company declared and subsequently paid dividends of $0.95, $0.475 and $0.20 per common share, respectively.

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

The Company’s 2020 dividends will be determined by the Company’s Board, which will also consider the composition of any dividends declared, including the option of paying a portion in cash and the balance in additional shares of common stock.

The following tables present dividends declared (on a per share basis) for the years ended December 31, 2019, 2018 and 2017 and for the period from January 1, 2018 through March 26, 2018 with respect to the Company’s Series B Preferred Stock:

	Common Stock
	Date Paid	Total Dividend Paid	Dividend Per Share
		(in thousands)
2019
December 31	January 28, 2020	$8,767	$0.275
September 30	October 25	$7,967	$0.25
June 30	July 26	$7,172	$0.225
March 31	April 26	$6,373	$0.20
2018
December 31	January 25, 2019	$5,540	$0.175
September 30	October 26	$4,749	$0.15
June 30	July 27	$3,165	$0.10
March 31	April 27	$1,584	$0.05
2017
December 31	January 26, 2018	$1,572	$0.05
September 30	October 27	$1,566	$0.05
June 30	July 28	$1,567	$0.05
March 31	April 27	$1,568	$0.05

(Back to Index)

(Back to Index)

EXANTAS CAPITAL CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

DECEMBER 31, 2019

	Series A Preferred Stock			Series B Preferred Stock			Series C Preferred Stock
	Date Paid	Total Dividend Paid	Dividend Per Share	Date Paid	Total Dividend Paid	Dividend Per Share	Date Paid	Total Dividend Paid	Dividend Per Share
		(in thousands)			(in thousands)			(in thousands)
2019
December 31	N/A	N/A	N/A	N/A	N/A	N/A	January 30, 2020	$2,587	$0.539063
September 30	N/A	N/A	N/A	N/A	N/A	N/A	October 30	$2,588	$0.539063
June 30	N/A	N/A	N/A	N/A	N/A	N/A	July 30	$2,587	$0.539063
March 31	N/A	N/A	N/A	N/A	N/A	N/A	April 30	$2,588	$0.539063
2018
December 31	N/A	N/A	N/A	N/A	N/A	N/A	January 30, 2019	$2,588	$0.539063
September 30	N/A	N/A	N/A	N/A	N/A	N/A	October 30	$2,588	$0.539063
June 30	N/A	N/A	N/A	N/A	N/A	N/A	July 30	$2,588	$0.539063
March 31	N/A	N/A	N/A	N/A	N/A	N/A	April 30	$2,588	$0.539063
March 26	N/A	N/A	N/A	March 26	$1,480	$0.320830	N/A	N/A	N/A
2017
December 31	January 30, 2018	$568	$0.531250	January 30, 2018	$2,859	$0.515625	January 30, 2018	$2,588	$0.539063
September 30	October 30	$568	$0.531250	October 30	$2,859	$0.515625	October 30	$2,588	$0.539063
June 30	July 31	$568	$0.531250	July 31	$2,859	$0.515625	July 31	$2,588	$0.539063
March 31	May 1	$568	$0.531250	May 1	$2,859	$0.515625	May 1	$2,588	$0.539063

NOTE 15 - ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

The following table presents the changes in each component of accumulated other comprehensive income (loss) for the year ended December 31, 2019 (in thousands):

	Net Unrealized (Loss) Gain on Derivatives	Net Unrealized Gain (Loss) on Investment Securities Available-for-Sale	Accumulated Other Comprehensive Income (Loss)
Balance at January 1, 2019	$563	$(3,620)	$(3,057)
Other comprehensive (loss) income before reclassifications	(4,471)	9,444	4,973
Amounts reclassified from accumulated other comprehensive income (1)	(91)	(4)	(95)
Balance at December 31, 2019	$(3,999)	$5,820	$1,821

(1)

Amounts reclassified from accumulated other comprehensive income (loss) are reclassified to interest expense and net realized and unrealized gain on investment securities available-for-sale and loans and derivatives on the Company’s consolidated statements of operations.

(Back to Index)

(Back to Index)

EXANTAS CAPITAL CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

DECEMBER 31, 2019

NOTE 16 - RELATED PARTY TRANSACTIONS

Management Agreement

In March 2005, the Company entered into a Management Agreement, which was amended and restated on December 14, 2017 and last amended on February 20, 2020, with the Manager pursuant to which the Manager provides the day-to-day management of the Company’s operations. The Management Agreement requires the Manager to manage the Company’s business affairs in conformity with the policies and investment guidelines established by the Company’s Board. The Manager provides its services under the supervision and direction of the Company’s Board. The Manager is responsible for the selection, purchase and sale of the Company’s portfolio investments, its financing activities and providing investment advisory services. The Manager and its affiliates also provides the Company with a Chief Financial Officer and a sufficient number of additional accounting, finance, tax and investor relations professionals. The Manager receives fees and is reimbursed for its expenses as follows:

•

A monthly base management fee equal to 1/12th of the amount of the Company’s equity multiplied by 1.50%; provided, however that the base management fee was fixed at $937,500 per month from October 1, 2017 through December 31. 2018. Under the Management Agreement, “equity” is equal to the net proceeds from issuances of shares of capital stock (or the value of common shares upon the conversion of convertible securities), less offering-related costs, plus or minus the Company’s retained earnings (excluding non-cash equity compensation incurred in current or prior periods) less all amounts the Company has paid for common stock and preferred stock repurchases. The calculation is adjusted for one-time events due to changes in GAAP, as well as other non-cash charges, upon approval of the Company’s independent directors.

•

Incentive compensation, calculated quarterly as follows: (A) 20% of the amount by which the Company’s core earnings (as defined in the Management Agreement) for a quarter exceeds the product of (i) the weighted average of (x) the per share book value of the Company’s common shares at September 30, 2017 (subject to adjustments for certain items of income or loss on operations or gain or loss on resolutions under the Plan from October 1, 2017 through December 31, 2018) and (y) the per share price (including the conversion price, if applicable) paid for the Company’s common shares in each offering (or issuance, upon the conversion of convertible securities) by it subsequent to September 30, 2017, multiplied by (ii) the greater of (x) 1.75% and (y) 0.4375% plus one-fourth of the Ten Year Treasury Rate for such quarter; multiplied by (B) the weighted average number of common shares outstanding during such quarter; subject to adjustment (a) to exclude events pursuant to changes in GAAP or the application of GAAP as well as non-recurring or unusual transactions or events, after discussion between the Manager and the independent directors and approval by a majority of the independent directors in the case of non-recurring or unusual transactions or events, and (b) to deduct an amount equal to any fees paid directly by a TRS (or any subsidiary thereof) to employees, agents and/or affiliates of the Manager with respect to profits of such TRS (or subsidiary thereof) generated from the services of such employees, agents and/or affiliates, the fee structure of which shall have been approved by a majority of the independent directors and which fees may not exceed 20% of the net income (before such fees) of such TRS (or subsidiary thereof).

•

Per loan underwriting and review fees in connection with valuations of and potential investments in certain subordinate commercial mortgage pass-through certificates, in amounts approved by a majority of the independent directors.

•

Reimbursement of expenses for personnel of our Manager or its affiliates for their services in connection with the making of fixed-rate commercial real estate loans by us, in an amount equal to one percent of the principal amount of each such loan made.

•	Reimbursement of out-of-pocket expenses and certain other costs incurred by the Manager and its affiliates that relate directly to the Company and its operations.
•

Reimbursement of the Manager’s and its affiliates’ expenses for (A) wages, salaries and benefits of the Company’s Chief Financial Officer, and (B) a portion of the wages, salaries and benefits of accounting, finance, tax and investor relations professionals, in proportion to such personnel’s percentage of time allocated to its operations.

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

DECEMBER 31, 2019

•	if such shares are actively traded over-the-counter, at the average of the closing bid or sales price as applicable over the 30-day period ending three days prior to the issuance of such shares; and
•	if there is no active market for such shares, at the fair market value as reasonably determined in good faith by the Board of the Company.

The Management Agreement’s current contract term ends on March 31, 2020 and the agreement provides for automatic one year renewals on such date and on each March 31 thereafter until terminated. The Company’s Board reviews the Manager’s performance annually. The Management Agreement may be terminated annually upon the affirmative vote of at least two-thirds of the Company’s independent directors, or by the affirmative vote of the holders of at least a majority of the outstanding shares of its common stock, based upon unsatisfactory performance that is materially detrimental to the Company or a determination by its independent directors that the management fees payable to the Manager are not fair, subject to the Manager’s right to prevent such a compensation termination by accepting a mutually acceptable reduction of management fees. The Company’s Board must provide 180 days’ prior notice of any such termination. If the Company terminates the Management Agreement, the Manager is entitled to a termination fee equal to four times the sum of the average annual base management fee and the average annual incentive compensation earned by the Manager during the two 12-month periods immediately preceding the date of termination, calculated as of the end of the most recently completed fiscal quarter before the date of termination.

The Company may also terminate the Management Agreement for cause with 30 days’ prior written notice from its Board. No termination fee is payable in the event of a termination for cause. The Management Agreement defines cause as:

•	the Manager’s continued material breach of any provision of the Management Agreement following a period of 30 days after written notice thereof;
•	the Manager’s fraud, misappropriation of funds, or embezzlement against the Company;
•	the Manager’s gross negligence in the performance of its duties under the Management Agreement;
•	the dissolution, bankruptcy or insolvency, or the filing of a voluntary bankruptcy petition, by the Manager; or
•

a change of control (as defined in the Management Agreement) of the Manager if a majority of the Company’s independent directors determines, at any point during the 18 months following the change of control, that the change of control was detrimental to the ability of the Manager to perform its duties in substantially the same manner conducted before the change of control.

Cause does not include unsatisfactory performance that is materially detrimental to the Company’s business.

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

Relationship with C-III and certain of its Subsidiaries

Relationship with C-III and certain of its Subsidiaries. The Manager is a wholly-owned subsidiary of Resource America, which is a wholly-owned subsidiary of C-III, a leading CRE investment management and services company engaged in a broad range of activities, including fund management, CDO management, principal investment, zoning due diligence, investment sales and multifamily property management and previously primary and special loan servicing and loan origination. C-III is indirectly controlled and partially owned by Island Capital Group LLC (“Island Capital”), of which Andrew L. Farkas, the Company’s Chairman, is the managing member. Mr. Farkas is also chairman and chief executive officer of C-III. In addition, Robert C. Lieber, the Company’s Chief Executive Officer, and Matthew J. Stern, the Company’s President, are executive managing directors of both C-III and Island Capital. Jeffrey P. Cohen, who is a member of the Company’s Board, is president of both C-III and Island Capital. These officers and the Company’s other executive officers are also officers of the Company’s Manager, Resource America, C-III and/or affiliates of those companies. At December 31, 2019, C-III was the beneficial owner of 780,025, or 2.4%, of the Company’s outstanding common stock.

(Back to Index)

(Back to Index)

EXANTAS CAPITAL CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

DECEMBER 31, 2019

The Company has entered into a Management Agreement, amended and restated on December 14, 2017 and as amended to date, with the Manager pursuant to which the Manager provides the day-to-day management of the Company’s operations and receives substantial fees. For the years ended December 31, 2019, 2018 and 2017, the Manager earned base management fees of $8.3 million, $11.3 million and $10.8 million, respectively. For the years ended December 31, 2019 and 2017, the Manager earned incentive compensation of $606,000 and $2.2 million, respectively, of which $455,000 and $1.6 million, respectively, was paid or payable in cash and $151,000 and $539,000, respectively, was paid or payable in common stock. No incentive compensation was earned for the year ended December 31, 2018. At December 31, 2019 and 2018, $701,000 and $938,000, respectively, of base management fees were payable by the Company to the Manager. There was no incentive compensation payable at December 31, 2019 and 2018. The Manager and its affiliates provide the Company with a Chief Financial Officer and a sufficient number of additional accounting, finance, tax and investor relations professionals. The Company reimburses the Manager’s and its affiliates’ expenses for (a) the wages, salaries and benefits of the Chief Financial Officer, (b) a portion of the wages, salaries and benefits of accounting, finance, tax and investor relations professionals, in proportion to such personnel’s percentage of time allocated to the Company’s operations, and (c) personnel principally devoted to the Company’s ancillary operating subsidiaries. The Company reimburses out-of-pocket expenses and certain other costs incurred by the Manager and its affiliates that relate directly to the Company’s operations. For the years ended December 31, 2019, 2018 and 2017, the Company reimbursed the Manager $4.2 million, $5.0 million and $5.7 million, respectively, for all such compensation and costs. At December 31, 2019 and 2018, the Company had payables to Resource America and its subsidiaries pursuant to the Management Agreement totaling approximately $1.1 million and $333,000, respectively. The Company’s base management fee payable and expense reimbursements payable are recorded in management fee payable and accounts payable and other liabilities on the consolidated balance sheets, respectively.

At December 31, 2019, the Company retained equity in five securitization entities that were structured for the Company by the Manager, although three of the securitization entities were substantially liquidated as of December 31, 2019. Under the Management Agreement, the Manager was not separately compensated by the Company for executing these transactions and is not separately compensated for managing the securitizations entities and their assets.

Relationship with Resource Real Estate, LLC. Resource Real Estate, LLC (“Resource Real Estate”), an indirect wholly-owned subsidiary of Resource America and C-III, originates, finances and manages the Company’s CRE loan portfolio. The Company reimburses Resource Real Estate for loan origination costs associated with all loans originated. At December 31, 2019 and 2018, the Company had net receivables from Resource Real Estate for loan deposits of $101,000 and $26,000, respectively.

Resource Real Estate served as special servicer for the following liquidated real estate securitization transactions, which provided financing for CRE loans: (i) RCC 2014-CRE2, a $353.9 million securitization that closed in July 2014 and liquidated in August 2017; (ii) RCC 2015-CRE3, a $346.2 million securitization that closed in February 2015 and liquidated in August 2018; (iii) RCC 2015-CRE4, a $312.9 million securitization that closed in August 2015 and liquidated in July 2018; and (iv) RCC 2017-CRE5, a $376.7 million securitization that closed in July 2017 and liquidated in July 2019. Resource Real Estate did not earn any special servicing fees during the years ended December 31, 2019, 2018 and 2017.

Relationship with C-III Commercial Mortgage LLC and C3AM. In May 2019, RCC RE entered into a Mortgage Loan Sale and Purchase Agreement (the “May 2019 Loan Acquisition Agreement”) with C-III Commercial Mortgage LLC (“C-III Commercial Mortgage”), a wholly-owned subsidiary of C-III, that provided for the acquisition by RCC RE of certain CRE loans on a servicing-released basis at par, plus accrued and unpaid interest on each loan for an aggregate purchase price of $197.6 million. In accordance with the terms of the May 2019 Loan Acquisition Agreement, C-III Commercial Mortgage retains its title to all exit fees in excess of 0.50% of the outstanding principal balance. During the year ended December 31, 2019, C-III Commercial Mortgage earned approximately $108,000 in exit fees. The Company had no outstanding payables to C-III Commercial Mortgage at December 31, 2019.

C3AM served as the primary servicer for the CRE loans acquired in the May 2019 Loan Acquisition Agreement and for the CRE loans collateralizing RCC 2017-CRE5, XAN 2018-RSO6, a $514.2 million securitization that closed in June 2018, and XAN 2019-RSO7, a $687.2 million securitization that closed in April 2019. C3AM received servicing fees, payable monthly on an asset-by-asset basis. C3AM served as special servicer for C40, XAN 2018-RSO6 and XAN 2019-RSO7, under which it received a base special servicing fee. During the years ended December 31, 2019, 2018 and 2017, C3AM earned approximately $565,000, $321,000 and $96,000, respectively. The Company had payables to C3AM of approximately $37,000 and $26,000 at December 31, 2019 and 2018, respectively.

On December 31, 2019, C3AM was sold by C-III to an unaffiliated third party. As such, C3AM is no longer a related party under common control effective January 1, 2020.

In October 2017, C-III Commercial Mortgage contributed loans to collateralize C40, amounting to 10.2% of the total collateral pool value to the securitization.

(Back to Index)

(Back to Index)

EXANTAS CAPITAL CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

DECEMBER 31, 2019

NOTE 17 - FAIR VALUE OF FINANCIAL INSTRUMENTS

The following table presents the Company’s financial instruments carried at fair value on a recurring basis based upon the fair value hierarchy (in thousands):

	Level 1	Level 2	Level 3	Total
At December 31, 2019:
Assets:
Investment securities available-for-sale	$—	$—	$520,714	$520,714
Derivatives	—	30	—	30
Total assets at fair value	$—	$30	$520,714	$520,744

Liabilities:
Derivatives	$—	$4,558	$—	$4,558
Total liabilities at fair value	$—	$4,558	$—	$4,558

At December 31, 2018:
Assets:
Investment securities available-for-sale	$—	$—	$418,998	$418,998
Derivatives	—	985	—	985
Total assets at fair value	$—	$985	$418,998	$419,983

Liabilities:
Derivatives	$—	$1,043	$—	$1,043
Total liabilities at fair value	$—	$1,043	$—	$1,043

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

(Back to Index)

(Back to Index)

EXANTAS CAPITAL CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

DECEMBER 31, 2019

The following table presents additional information about the Company’s assets that are measured at fair value on a recurring basis for which the Company has utilized Level 3 inputs (in thousands):

CMBS
Balance, January 1, 2019	$418,998
Included in earnings	2,688
Purchases	146,521
Sales	(638)
Paydowns (1)	(56,295)
Included in OCI	9,440
Balance, December 31, 2019	$520,714

(1)	Includes non-cash adjustments in connection with the recalculation of the accretable yield on certain interest-only CMBS.

The Company reports certain assets held for sale and indemnification liabilities as financial instruments that are carried at fair value on a nonrecurring basis on its consolidated balance sheets. The following table summarizes the Company’s financial instruments measured at fair value on a nonrecurring basis based upon the fair value hierarchy (in thousands):

	Level 1	Level 2	Level 3	Total
At December 31, 2019:
Assets:
Asset held for sale	$—	$—	$16,500	$16,500
Total assets at fair value	$—	$—	$16,500	$16,500

Liabilities:
Pearlmark Mezz indemnification	$—	$—	$56	$56
Total liabilities at fair value	$—	$—	$56	$56

At December 31, 2018:
Assets:
Legacy CRE loan held for sale	$—	$—	$17,000	$17,000
Total assets at fair value	$—	$—	$17,000	$17,000

Liabilities:
Pearlmark Mezz indemnification	$—	$—	$703	$703
Total liabilities at fair value	$—	$—	$703	$703

To measure the fair value of a legacy CRE loan held for sale, the Company primarily uses appraisals obtained from third-parties as a practical expedient. The Company may also use the present value of estimated cash flows, market price, if available, or other determinants of the fair value of the collateral less estimated disposition costs.

At December 31, 2018, the Company had one legacy CRE loan held for sale remaining with value, equal to $17.0 million. In November 2019, the Company foreclosed on the loan, and obtained ownership of the underlying property, which remains classified as an asset held for sale on the consolidated balance sheets, recorded at the lower of cost or fair market value. An appraisal received on the property in February 2020 concluded its fair value, less estimated costs to sell, was $16.5 million, the effect of which was recorded as of December 31, 2019. The terminal capitalization rate used in the updated appraisal received in February 2020 was 9.25% at December 31, 2019.

During the years ended December 31, 2019, 2018 and 2017, the Company recorded losses on the remaining CRE asset held for sale of $4.7 million, $7.2 million and $1.9 million, respectively, including protective advances to cover borrower operating losses of $1.2 million, $1.7 million and $442,000, respectively, recorded in fair value adjustments on financial assets held for sale on the consolidated statements of operations. The loss during the year ended December 31, 2019 was primarily attributable to two fair value charges: a $2.2 million fair value charge in connection with the February 2020 appraisal and a $1.3 million fair value charge in connection with the receipt of three June 2019 brokers’ opinions of value, the average of which were taken into account equally along with an appraisal received in February 2019.

(Back to Index)

(Back to Index)

EXANTAS CAPITAL CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

DECEMBER 31, 2019

The Company’s Pearlmark Mezz indemnification was valued by a third-party valuation service.

The Company is required to disclose the fair value of financial instruments for which it is practicable to estimate that value. The fair values of the Company’s short-term financial instruments such as cash and cash equivalents, restricted cash, accrued interest receivable, principal paydowns receivable, accrued interest payable and distributions payable approximate their carrying values on the consolidated balance sheets. The fair values of the Company’s investment securities available-for-sale are reported in Note 8. The fair values of the Company’s derivative instruments are reported in Note 18.

The fair values of the Company’s loans held for investment are measured by discounting the expected future cash flows using the current interest rates at which similar loans would be made to borrowers with similar credit ratings and for the same remaining maturities. Par values of loans with variable interest rates are expected to approximate fair value. Fair values of loans with fixed rates are calculated using the net present values of future cash flows, discounted at market rates. The Company’s CRE loans had variable interest rates from 4.45% to 7.96% and 5.08% to 8.63% at December 31, 2019 and 2018, respectively.

The fair value of the Company’s mezzanine loan is measured by discounting the expected cash flows using the future expected coupon rate. The Company’s mezzanine loan is discounted at a rate of 10.00%.

The fair value of the Company’s preferred equity investments are measured by discounting the expected cash flows using the future expected coupon rates. The Company’s preferred equity investments are discounted at a rate of 12.08% and 11.54%.

Senior notes in CRE securitizations are valued using third-party pricing sources.

The fair values of the junior subordinated notes RCT I and RCT II are estimated by using a discounted cash flow model with discount rates of 8.99%.

The fair value of the convertible notes is determined using a discounted cash flow model that discounts the expected future cash flows using current interest rates on similar debts that do not have a conversion option. The 8.00% Convertible Senior Notes were discounted at a rate of 9.13% and the 4.50% Convertible Senior Notes are discounted at a rate of 7.43%.

Repurchase agreements are variable rate debt instruments indexed to LIBOR that reset periodically and, as a result, their carrying value approximates their fair value, excluding deferred debt issuance costs.

(Back to Index)

(Back to Index)

EXANTAS CAPITAL CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

DECEMBER 31, 2019

The fair values of the Company’s remaining financial instruments that are not reported at fair value on the consolidated balance sheets are reported in the following table (in thousands):

		Fair Value Measurements
	Carrying Value	Fair Value	Quoted Prices in Active Markets for Identical Assets of Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
At December 31, 2019:
Assets:
CRE whole loans held for investment	$1,759,137	$1,768,322	$—	$—	$1,768,322
CRE mezzanine loan	$4,700	$4,700	$—	$—	$4,700
CRE preferred equity investment	$26,148	$26,237	$—	$—	$26,237
Asset held for sale	$16,500	$16,500	$—	$—	$16,500

Liabilities:
Senior notes in CRE securitizations	$746,438	$754,023	$—	$—	$754,023
Junior subordinated notes	$51,548	$25,831	$—	$—	$25,831
Convertible senior notes	$154,786	$164,932	$—	$—	$164,932
Repurchase agreements	$919,805	$922,519	$—	$—	$922,519

At December 31, 2018:
Assets:
CRE whole loans held for investment	$1,527,712	$1,538,759	$—	$—	$1,538,759
CRE mezzanine loan	$4,700	$4,700	$—	$—	$4,700
CRE preferred equity investment	$19,555	$19,718	$—	$—	$19,718
Legacy CRE loan held for sale	$17,000	$17,000	$—	$—	$17,000

Liabilities:
Senior notes in CRE securitizations	$501,045	$498,897	$—	$—	$498,897
Junior subordinated notes	$51,548	$27,800	$—	$—	$27,800
Convertible senior notes	$151,190	$164,932	$—	$—	$164,932
Repurchase agreements	$850,440	$855,783	$—	$—	$855,783

NOTE 18 - MARKET RISK AND DERIVATIVE INSTRUMENTS

The Company is affected by changes in certain market conditions. These changes in market conditions may adversely impact the Company’s financial performance and are referred to as “market risks.” When deemed appropriate, the Company uses derivatives as a risk management tool to mitigate the potential impact of certain market risks. The primary market risk managed by the Company through the use of derivative instruments is interest rate risk.

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

(Back to Index)

(Back to Index)

EXANTAS CAPITAL CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

DECEMBER 31, 2019

The Company seeks to manage the extent to which net income changes as a function of changes in interest rates by matching adjustable-rate assets with variable-rate borrowings. The Company seeks to mitigate the potential impact on net income of adverse fluctuations in interest rates incurred on its borrowings by entering into hedging agreements.

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

At December 31, 2019 and 2018, the Company had 19 and 16, respectively, interest rate swap contracts outstanding whereby the Company paid a weighted average fixed rate of 2.47% and 2.54%, respectively, and received a variable rate equal to one-month LIBOR. The aggregate notional amount of these contracts was $90.2 million and $81.1 million at December 31, 2019 and 2018, respectively. The counterparty for the Company’s designated interest rate hedge contracts at December 31, 2019 and 2018 was Wells Fargo.

At December 31, 2019 and 2018, the estimated fair value of the Company’s assets related to interest rate swaps was $30,000 and $985,000, respectively. At December 31, 2019 and 2018, the estimated fair value of the Company’s liabilities related to interest rate swaps was $4.6 million and $1.0 million, respectively. The Company had aggregate unrealized losses of $4.0 million at December 31, 2019 and aggregate unrealized gains of $563,000 at December 31, 2018 on the interest rate swaps, which were recorded in accumulated other comprehensive income (loss) on the consolidated balance sheets.

At December 31, 2019 and 2018, the Company had an unrealized gain of $530,000 and $621,000, respectively, attributable to two terminated interest rate swaps in accumulated other comprehensive income (loss) on the consolidated balance sheets, to be accreted into earnings over the remaining life of the debt. The Company recorded accretion income, reported in interest expense on the consolidated statements of operations, of $91,000 and $22,000 into earnings during the years ended December 31, 2019 and 2018, respectively.

In April 2016, an interest rate swap contract was terminated at the Company’s request, resulting in an unrealized loss that was amortized into interest expense over the remaining life of the swap term. The Company recognized interest expense of $18,000 during the year ended December 31, 2017 to fully amortize the accumulated other comprehensive loss on the terminated swap agreement.

The Company had a master netting agreement with Wells Fargo at December 31, 2019. Regulations promulgated under the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 mandate that the Company clear certain new interest rate swap transactions through a central counterparty. Transactions that are centrally cleared result in the Company facing a clearing house, rather than a swap dealer, as counterparty. Central clearing requires the Company to post collateral in the form of initial and variation margin to satisfy potential future obligations. At December 31, 2019 and 2018, the Company had centrally cleared interest rate swap contracts with a fair value in an asset position of $30,000 and $985,000, respectively. At December 31, 2019 and 2018, the Company had centrally cleared interest rate swap contracts with a fair value in a liability position of $4.6 million and $1.0 million, respectively.

(Back to Index)

(Back to Index)

EXANTAS CAPITAL CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

DECEMBER 31, 2019

The following tables present the fair value of the Company’s derivative financial instruments at December 31, 2019 and 2018 on the Company’s consolidated balance sheets and the related effect of the derivative instruments on the consolidated statements of operations during the years ended December 31, 2019, 2018 and 2017:

Fair Value of Derivative Instruments (in thousands)

	Asset Derivatives
At December 31, 2019	Notional Amount	Consolidated Balance Sheets Location	Fair Value
Interest rate swap contracts, hedging (1)	$2,630	Derivatives, at fair value	$30

	Liability Derivatives
	Notional Amount	Consolidated Balance Sheets Location	Fair Value
Interest rate swap contracts, hedging (1)	$87,551	Derivatives, at fair value	$4,558
Interest rate swap contracts, hedging	$90,181	Accumulated other comprehensive income (loss)	$(3,999)

	Asset Derivatives
At December 31, 2018	Notional Amount	Consolidated Balance Sheets Location	Fair Value
Interest rate swap contracts, hedging (1)	$31,725	Derivatives, at fair value	$985

	Liability Derivatives
	Notional Amount	Consolidated Balance Sheets Location	Fair Value
Interest rate swap contracts, hedging (1)	$49,326	Derivatives, at fair value	$1,043
Interest rate swap contracts, hedging	$81,051	Accumulated other comprehensive income (loss)	$563

(1)	Interest rate swap contracts are accounted for as cash flow hedges.

The Effect of Derivative Instruments on the Consolidated Statements of Operations (in thousands)

	Derivatives
Year Ended December 31, 2019	Consolidated Statements of Operations Location	Realized and Unrealized Gain (Loss) (1)
Interest rate swap contracts, hedging	Interest expense	$(138)

	Derivatives
Year Ended December 31, 2018	Consolidated Statements of Operations Location	Realized and Unrealized Gain (Loss) (1)
Interest rate swap contracts, hedging	Interest expense	$(169)

	Derivatives
Year Ended December 31, 2017	Consolidated Statements of Operations Location	Realized and Unrealized Gain (Loss) (1)
Interest rate swap contracts, hedging	Interest expense	$(130)
Forward contracts - foreign currency, hedging	Net realized and unrealized gain (loss) on investment securities available-for-sale and loans and derivatives	$(1,896)

(1)	Negative values indicate a decrease to the associated consolidated statements of operations line items.

(Back to Index)

(Back to Index)

EXANTAS CAPITAL CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

DECEMBER 31, 2019

NOTE 19 - OFFSETTING OF FINANCIAL ASSETS AND LIABILITIES

The following table presents a summary of the Company’s offsetting of derivative assets (in thousands):

	(i) Gross Amounts	(ii) Gross Amounts Offset on the	(iii) = (i) - (ii) Net Amounts of Assets Presented on the	(iv) Gross Amounts Not Offset on the Consolidated Balance Sheets
	of Recognized Assets	Consolidated Balance Sheets	Consolidated Balance Sheets	Financial Instruments	Cash Collateral Pledged	(v) = (iii) - (iv) Net Amount
At December 31, 2019:
Derivatives, at fair value	$30	$—	$30	$—	$—	$30
At December 31, 2018:
Derivatives, at fair value	$985	$—	$985	$—	$—	$985

The following table presents a summary of the Company’s offsetting of financial liabilities and derivative liabilities (in thousands, except amounts in footnotes):

	(i) Gross Amounts	(ii) Gross Amounts Offset on the	(iii) = (i) - (ii) Net Amounts of Liabilities Presented on the	(iv) Gross Amounts Not Offset on the Consolidated Balance Sheets
	of Recognized Liabilities	Consolidated Balance Sheets	Consolidated Balance Sheets	Financial Instruments (1)	Cash Collateral Pledged	(v) = (iii) - (iv) Net Amount
At December 31, 2019:
Derivatives, at fair value (2)	$4,558	$—	$4,558	$—	$4,558	$—
Repurchase agreements and term facilities (3)	919,805	—	919,805	915,041	4,764	—
Total	$924,363	$—	$924,363	$915,041	$9,322	$—
At December 31, 2018:
Derivatives, at fair value (2)	$1,043	$—	$1,043	$—	$1,043	$—
Repurchase agreements and term facilities (3)	850,440	—	850,440	850,440	—	—
Total	$851,483	$—	$851,483	$850,440	$1,043	$—

(1)	Amounts represent financial instruments pledged that are available to be offset against liability balances associated with term facilities, repurchase agreements and derivatives.
(2)	The Company posted excess cash collateral of $4.6 million and $1.3 million related to interest rate swap contracts outstanding at December 31, 2019 and 2018, respectively.
(3)	The combined fair value of securities and loans pledged against the Company’s various repurchase agreements and term facilities was $1.2 billion at each of December 31, 2019 and 2018.

All balances associated with repurchase agreements and derivatives are presented on a gross basis on the Company’s consolidated balance sheets.

Certain of the Company’s repurchase agreements and derivative transactions are governed by underlying agreements that generally provide for a right of offset in the event of default or in the event of a bankruptcy of either party to the transaction.

(Back to Index)

(Back to Index)

EXANTAS CAPITAL CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

DECEMBER 31, 2019

NOTE 20 - INCOME TAXES

The following table details the components of income taxes (in thousands):

	Years Ended December 31,
	2019	2018	2017
Income tax (benefit) expense:
Current:
Federal	$—	$—	$994
State	—	(316)	856
Total current	—	(316)	1,850
Deferred:
Federal	—	(27)	3,475
State	—	—	1,288
Total deferred	—	(27)	4,763
Total	$—	$(343)	$6,613

A reconciliation of the income tax (benefit) expense based upon the statutory tax rate to the effective income tax rate was as follows for the years presented (in thousands):

	Years Ended December 31,
	2019	2018	2017
Income tax (benefit) expense:
Statutory tax	$6	$(220)	$9,301
State and local taxes, net of federal benefit	2,716	(1,007)	1,415
Permanent adjustments	—	(3)	37
True-up of prior period tax expense	816	(4)	(2,010)
Valuation allowance	(5,402)	5,348	(2,203)
Tax reform	—	—	4,918
Tax reform - valuation allowance	—	—	(4,918)
Discontinued operations adjustment	863	(4,344)	—
Other items	1,001	(113)	73
Total	$—	$(343)	$6,613

(Back to Index)

(Back to Index)

EXANTAS CAPITAL CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

DECEMBER 31, 2019

The components of deferred tax assets and liabilities were as follows (in thousands):

	December 31,
	2019	2018
Deferred tax assets related to:
Federal, state and local loss carryforwards	$7,026	$9,847
Accrued expenses	27	106
Charitable contribution carryforward	16	13
Amortization of intangibles	466	406
Unrealized gains	662	1,721
Capital loss carryforward	2,736	—
Partnership investment	—	3,385
Total deferred tax assets	10,933	15,478
Valuation allowance	(9,883)	(15,285)
Total deferred tax assets, net of valuation allowance	$1,050	$193

Deferred tax liabilities related to:
Investment in securities	$(1,050)	$(193)
Total deferred tax liabilities	$(1,050)	$(193)

Deferred tax assets, net	$—	$—

At December 31, 2019 and 2018, the Company had $58.5 million and $59.4 million, respectively, of total gross federal and $1.5 million and $3.6 million, respectively, of total gross state and local net operating tax loss carryforwards. The Company had full valuation allowances on its total gross federal, state and local net operating tax loss carryforwards as of December 31, 2019 and 2018.

At December 31, 2019 and 2018, the Company had $28.0 million and $33.4 million, respectively, of gross federal and $1.5 million and $3.6 million, respectively, of gross state and local net operating tax loss carryforwards (a collective deferred tax asset of $7.0 million and $9.8 million, respectively) reported in other assets in the Company’s consolidated balance sheets. The Company also generated a gross capital loss carryforward of $13.0 million in 2019 (tax effected expense of $2.7 million). Due to changes in management’s focus regarding the non-core asset classes, the Company determined that it no longer expected to have sufficient forecasted taxable income to completely realize the tax benefits of the deferred tax assets at December 31, 2019 and 2018. Therefore, a gross valuation allowance of $32.9 million and $58.4 million (tax effected expense of $9.9 million and $15.3 million) has been recorded against the deferred tax asset at December 31, 2019 and 2018, respectively. Management will continue to assess its estimate of the amount of deferred tax assets that the Company will be able to utilize.

At December 31, 2019 and 2018, the Company had $30.5 million and $26.0 million, respectively, of gross federal net operating tax loss carryforwards (deferred tax asset of $6.5 million and $5.5 million, respectively), on which the Company recorded a full valuation allowance, reported in assets held for sale in the Company’s consolidated balance sheets.

The Company is subject to examination by the Internal Revenue Service for calendar years including and subsequent to 2017, and is subject to examination by state and local jurisdictions for calendar years including and subsequent to 2015.

(Back to Index)

(Back to Index)

EXANTAS CAPITAL CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

DECEMBER 31, 2019

NOTE 21 - QUARTERLY RESULTS

The following is a presentation of the quarterly results of operations:

	March 31	June 30	September 30	December 31
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
	(in thousands, except per share data)
Year ended December 31, 2019:
Interest income	$33,932	$37,138	$39,292	$34,524
Interest expense	19,395	21,581	22,712	20,149
Net interest income	$14,537	$15,557	$16,580	$14,375
Net income from continuing operations	$8,170	$9,003	$12,620	$6,424
Net loss from discontinued operations	(37)	(112)	(63)	(39)
Net income	8,133	8,891	12,557	6,385
Net income allocated to preferred shares	(2,588)	(2,587)	(2,588)	(2,587)
Net income allocable to common shares	$5,545	$6,304	$9,969	$3,798
Net income per common share from continuing operations - basic	$0.18	$0.20	$0.32	$0.12
Net loss per common share from discontinued operations - basic	—	—	—	—
Total net income per common share - basic	$0.18	$0.20	$0.32	$0.12
Net income per common share from continuing operations - diluted	$0.18	$0.20	$0.31	$0.12
Net loss per common share from discontinued operations - diluted	—	—	—	—
Total net income per common share - diluted	$0.18	$0.20	$0.31	$0.12

	March 31	June 30	September 30	December 31
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
	(in thousands, except per share data)
Year ended December 31, 2018:
Interest income (1)	$25,957	$29,660	$31,836	$35,326
Interest expense (1)	14,384	16,159	17,322	19,751
Net interest income	$11,573	$13,501	$14,514	$15,575
Net (loss) income from continuing operations	$(137)	$9,189	$8,260	$9,994
Net income (loss) from discontinued operations	247	(450)	364	(40)
Net income	110	8,739	8,624	9,954
Net income allocated to preferred shares	(5,210)	(2,587)	(2,588)	(2,587)
Carrying value less than consideration paid for preferred shares	(7,482)	—	—	—
Net (loss) income allocable to common shares	$(12,582)	$6,152	$6,036	$7,367
Net (loss) income per common share from continuing operations - basic	$(0.41)	$0.21	$0.18	$0.24
Net income (loss) per common share from discontinued operations - basic	0.01	(0.01)	0.01	—
Total net (loss) income per common share - basic	$(0.40)	$0.20	$0.19	$0.24
Net (loss) income per common share from continuing operations - diluted	$(0.41)	$0.21	$0.18	$0.23
Net income (loss) per common share from discontinued operations - diluted	0.01	(0.01)	0.01	—
Total net (loss) income per common share - diluted	$(0.40)	$0.20	$0.19	$0.23

(1)	Certain reclassifications have been made to the 2018 consolidated financial statements, including the impact of discontinued operations.

(Back to Index)

(Back to Index)

EXANTAS CAPITAL CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

DECEMBER 31, 2019

NOTE 22 - COMMITMENTS AND CONTINGENCIES

The Company may become involved in litigation on various matters due to the nature of the Company’s business activities. The resolution of these matters may result in adverse judgments, fines, penalties, injunctions and other relief against the Company as well as monetary payments or other agreements and obligations. In addition, the Company may enter into settlements on certain matters in order to avoid the additional costs of engaging in litigation. Except as discussed below, the Company is unaware of any contingencies arising from such litigation that would require accrual or disclosure in the consolidated financial statements at December 31, 2019.

Primary Capital Mortgage, LLC (“PCM”) is subject to potential litigation related to claims for repurchases or indemnifications on loans that PCM has sold to third parties. At December 31, 2019 and 2018, no such litigation demand was outstanding. Reserves for such potential litigation demands are included in the reserve for mortgage repurchases and indemnifications that totaled $1.7 million at December 31, 2019 and 2018. The reserves for mortgage repurchases and indemnifications are included in liabilities held for sale on the consolidated balance sheets.

Settled and Dismissed Litigation Matters

In April 2018, the Company funded $2.0 million into escrow in connection with the proposed settlement of outstanding litigation, which was settled in August 2018. The Company did not have any general litigation reserve at December 31, 2019 or 2018.

The Company previously disclosed a securities litigation against the Company and certain of its current and former officers and directors titled Levin v. Resource Capital Corp. (the “Levin Action”). On February 5, 2018, the Company entered into a stipulation and agreement of settlement (the “Levin Action Settlement Agreement”), which received final approval from the United States District Court for the Southern District of New York (the “Court”) on August 3, 2018. The Levin Action Settlement Agreement settled all claims asserted in the action on behalf of the certified class (the “Settlement”), which consisted, with specified exceptions, of all persons who purchased the Company’s common stock, Series B Preferred Stock or Series C Preferred Stock between October 31, 2012 and August 5, 2015. Under the terms of the Levin Action Settlement Agreement, a payment of $9.5 million was made to settle the litigation. The settlement payment was funded principally by insurance coverage. In exchange for the settlement consideration, the Company and the individual defendants in the Levin Action (and certain related parties) have been released from all claims that have been or could have been asserted in the case by class members (and certain related parties), excluding one holder of less than 500 shares who opted out of the Settlement. The terms of the Settlement and release of claims are described in greater detail in the Levin Action Settlement Agreement filed with the Court and the Final Judgment and Order of Dismissal with Prejudice entered by the Court on August 3, 2018. The Levin Action Settlement Agreement contains no admission of misconduct by the Company or any of the individual defendants and expressly acknowledges that the Company and the individual defendants deny all allegations of wrongdoing and maintain that it and they have at all times acted in good faith and in compliance with the law.

The Company previously disclosed two consolidated shareholder derivative actions filed in the Court that purported to assert claims on behalf of the Company similar to the claims in the New York State Actions (defined below) (collectively, the “Federal Actions”): (a) by shareholders who declined to make a demand on the Board prior to filing suit (the “Federal Demand Futile Actions”), which comprised a suit filed in January 2017 (the “Greenberg Action”), and another suit filed in January 2017 (the “DeCaro Action”) and (b) by shareholders who served demands on the Board to bring litigation and allege that their demands were wrongfully refused (the “Federal Demand Refused Actions”), which comprised a suit filed in February 2017 (the “McKinney Action”), a suit filed in March 2017 (the “Sherek/Speigel Action”) and a suit filed in April 2017 (the “Sebenoler Action”). In January 2019, the parties to the Federal Actions executed a stipulation and agreement of settlement (the “Federal Actions Settlement Agreement”), which received final approval from the Court on May 17, 2019. Under the Federal Actions Settlement Agreement, the Company agreed to implement certain corporate governance changes and paid $550,000 in plaintiffs’ attorneys’ fees, funded by the Company’s insurers. In exchange for the settlement consideration, the defendants were released from liability for certain claims, including all claims asserted in the Federal Actions. Among other terms and conditions, the Federal Actions Settlement Agreement provided that the defendants deny any and all allegations of wrongdoing and maintained that they have acted lawfully and in accordance with their fiduciary duties at all times.

(Back to Index)

(Back to Index)

EXANTAS CAPITAL CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

DECEMBER 31, 2019

The Company previously disclosed six separate, additional shareholder derivative suits filed in the Supreme Court of New York purporting to assert claims on behalf of the Company (the “New York State Actions”) that were filed on the following dates: December 2015 (the “Reaves Action”); February 2017 (the “Caito Action”); March 2017 (the “Simpson Action”); March 2017 (the “Heckel Action”); May 2017 (the “Schwartz Action”); and August 2017 (the “Greff Action”). Plaintiffs in the Schwartz Action and Greff Action made demands on the Company’s Board before filing suit, but plaintiffs in the Reaves Action, Caito Action, Simpson Action and Heckel Action did not. All of the shareholder derivative suits were substantially similar and alleged that certain of the Company’s current and former officers and directors breached their fiduciary duties, wasted corporate assets and/or were unjustly enriched. Certain complaints asserted additional claims against the Manager and Resource America for unjust enrichment based on allegations that the Manager received excessive management fees from the Company. In June 2019 and July 2019, the Schwartz Action and Greff Action, respectively, were dismissed. In October 2019, the four remaining New York State Actions were dismissed.

The Company previously disclosed another shareholder derivative action filed in the United States District Court for the District of Maryland against certain of the Company’s former officers and directors and the Manager (the “Hafkey Action”). The complaint asserted a breach of fiduciary duty claim that was substantially similar to the claims at issue in the Federal Actions. In May 2019, the plaintiff in the Hafkey Action voluntarily dismissed his suit in light of the settlement and dismissal of the Federal Actions.

The Company previously disclosed another shareholder derivative action filed in the Maryland Circuit Court against certain of the Company’s current and former officers and directors, as well as the Manager and Resource America (the “Canoles Action”). The complaint (as amended) in the Canoles Action asserted a variety of claims, including claims for breach of fiduciary duty, unjust enrichment and corporate waste, which were based on allegations substantially similar to those at issue in the Federal Demand Futile Actions. In July 2019, the plaintiff in the Canoles Action voluntarily dismissed his suit in light of the settlement and dismissal of the Federal Actions.

PCM was the subject of a lawsuit brought by a purchaser of residential mortgage loans alleging breaches of representations and warranties made on loans sold to the purchaser. The asserted repurchase claims related to loans sold to the purchaser that were subsequently sold by the purchaser to either the Federal National Mortgage Association or Federal Home Loan Mortgage Corporation and loans sold to the purchaser that were subsequently securitized and sold as residential mortgage-backed securities (“RMBS”) by the purchaser to RMBS investors. This matter was settled and dismissed in January 2018.

Other Contingencies

As part of the May 2017 sale of its equity interest in Pearlmark Mezz, the Company entered into an indemnification agreement pursuant to which the Company agreed to indemnify the purchaser against realized losses of up to $4.3 million on one mezzanine loan until its final maturity date in 2020. As a result, the Company recorded a $703,000 reserve for probable indemnification losses to establish a contingent liability during the year ended December 31, 2017. During the year ended December 31, 2019, the Company recorded a reversal of its reserve for probable losses of $647,000 in connection with a reduction in the indemnified party’s exposure following the partial sale of the mezzanine loan by the indemnified party. As a result of the indemnified party’s partial sale of the mezzanine loan, the maximum exposure was reduced to $536,000. At December 31, 2019 and 2018, the Company had a contingent liability, reported in accounts payable and other liabilities on its consolidated balance sheets, of $56,000 and $703,000, respectively, outstanding as a reserve for probable indemnification losses.

PCM is subject to additional claims for repurchases or indemnifications on loans that PCM has sold to investors. At December 31, 2019 and 2018, outstanding demands for indemnification, repurchase or make whole payments totaled $3.3 million. The Company’s estimated exposure for such outstanding claims, as well as unasserted claims, is included in its reserve for mortgage repurchases and indemnifications.

Unfunded Commitments

Unfunded commitments on the Company’s originated CRE loans generally fall into two categories: (1) pre-approved capital improvement projects; and (2) new or additional construction costs subject, in each case, to the borrower meeting specified criteria. Upon completion of the improvements or construction, the Company would receive additional interest income on the advanced amount. Whole loans had $98.0 million and $105.7 million in unfunded loan commitments at December 31, 2019 and 2018, respectively. Preferred equity investments had $3.0 million in unfunded investment commitments at December 31, 2019. There were no preferred equity investment unfunded commitments at December 31, 2018.

(Back to Index)

(Back to Index)

EXANTAS CAPITAL CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

DECEMBER 31, 2019

NOTE 23 - DISCONTINUED OPERATIONS AND ASSETS AND LIABILITIES HELD FOR SALE

In November 2016, the Company’s Board approved the Plan to focus its strategy on CRE debt investments. The Plan contemplated disposing of certain legacy CRE loans and exiting underperforming non-core asset classes and businesses, including the residential mortgage and middle market lending segments as well as the Company’s life settlement contract portfolio. The Company’s residential mortgage and middle market lending segments’ operations were classified as discontinued operations and excluded from continuing operations for all periods presented. Certain of the Company’s legacy CRE loans were classified as held for sale. As of December 31, 2019, the Company has substantially completed the execution of the Plan.

The following table summarizes the operating results of the residential mortgage and middle market lending segments’ discontinued operations as reported separately as net income (loss) from discontinued operations, net of tax for the years ended December 31, 2019, 2018 and 2017 (in thousands):

	Years Ended December 31,
	2019	2018	2017
REVENUES
Interest income:
Loans	$—	$580	$3,319
Other	—	13	107
Total interest income	—	593	3,426
Interest expense	—	—	—
Net interest income	—	593	3,426
Other revenue	24	407	6,340
Total revenues	24	1,000	9,766
OPERATING EXPENSES
Equity compensation	—	—	433
General and administrative	410	1,300	23,717
Total operating expenses	410	1,300	24,150
	(386)	(300)	(14,384)
OTHER INCOME (EXPENSE)
Net realized and unrealized gain on investment securities available-for-sale and loans and derivatives	135	421	145
Fair value adjustments on financial assets held for sale	—	—	123
Total other income	135	421	268
(LOSS) INCOME FROM DISCONTINUED OPERATIONS BEFORE TAXES	(251)	121	(14,116)
Income tax expense	—	—	—
NET (LOSS) INCOME FROM DISCONTINUED OPERATIONS, NET OF TAXES	(251)	121	(14,116)
Loss from disposal of discontinued operations	—	—	—
TOTAL (LOSS) INCOME FROM DISCONTINUED OPERATIONS	$(251)	$121	$(14,116)

The assets and liabilities of business segments classified as discontinued operations and other assets and liabilities classified as held for sale are reported separately in the accompanying consolidated financial statements and are summarized as follows at December 31, 2019 and 2018 (in thousands):

	December 31,
	2019	2018
ASSETS
Loans and other assets held for sale	$—	$17,645
Property and other assets held for sale	16,766	—
Total assets held for sale	$16,766	$17,645
LIABILITIES
Accounts payable and other liabilities	$1,746	$1,820
Total liabilities held for sale	$1,746	$1,820

(Back to Index)

(Back to Index)

EXANTAS CAPITAL CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

DECEMBER 31, 2019

In November 2019, the Company foreclosed on the non-performing legacy CRE loan held for sale. At December 31, 2019, the property had a fair value of $16.5 million. The property’s operating activity is included in the fair value adjustments on assets held for sale on the consolidated statements of operations and the property is currently being marketed for sale. At December 31, 2018, the legacy CRE loan had an amortized cost of $21.7 million and carrying value of $17.0 million. The Company has one mezzanine loan held for sale with a par value of $38.1 million and a fair value of zero at December 31, 2019 and 2018. The mezzanine loan comprises two tranches, maturing in November 2018 and September 2021.

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

Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our Securities Exchange Act of 1934, as amended, or the Exchange Act, reports is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and our Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, our management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and our management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

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

Management assessed the effectiveness of our internal control over financial reporting at December 31, 2019. In making this assessment, management used the criteria set forth in the 2013 version of the Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based upon this assessment, management concluded that our internal control over financial reporting is effective at December 31, 2019.

Our independent registered public accounting firm, Grant Thornton LLP, audited our internal control over financial reporting at December 31, 2019. Their report, dated March 9, 2020, expressed an unqualified opinion on our internal control over financial reporting. This report is included in this Item 9A.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended December 31, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

(Back to Index)

(Back to Index)

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders

Exantas Capital Corp.

Opinion on internal control over financial reporting

We have audited the internal control over financial reporting of Exantas Capital Corp. (a Maryland corporation) and subsidiaries (the “Company”) as of December 31, 2019, based on criteria established in the 2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2019, based on criteria established in the 2013 Internal Control—Integrated Framework issued by COSO.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the consolidated financial statements of the Company as of and for the year ended December 31, 2019, and our report dated March 9, 2020 expressed an unqualified opinion on those consolidated financial statements.

Basis for opinion

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

/s/ GRANT THORNTON LLP

Philadelphia, Pennsylvania

March 9, 2020

(Back to Index)

(Back to Index)

ITEM 9B.	OTHER INFORMATION

Effective March 6, 2020, the board of directors approved the Third Amended and Restated Bylaws, which amend and restate the Company’s existing bylaws to allow stockholders the power to adopt, alter or repeal any provision of the bylaws, or adopt new bylaws, by the affirmative vote of a majority of the votes entitled to be cast on the matter by stockholders entitled to vote.

The foregoing description does not purport to be complete and is qualified in its entirety by reference to the full text of the Third Amended and Restated Bylaws, which is filed as Exhibit 3.2 with this annual report on 10-K and is incorporated herein by reference. In addition, a version of the Third Amended and Restated Bylaws that has been marked to show changes from the bylaws that were previously in effect is included as Exhibit 3.3 and is incorporated herein by reference.

(Back to Index)

(Back to Index)

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this item will be set forth in our definitive proxy statement with respect to our 2020 annual meeting of stockholders, to be filed on or before April 30, 2020 (“2020 Proxy Statement”), which is incorporated herein by this reference.

ITEM 11.	EXECUTIVE COMPENSATION

The information required by this item will be set forth in our 2020 Proxy Statement, which is incorporated herein by this reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this item will be set forth in our 2020 Proxy Statement, which is incorporated herein by this reference.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

The information required by this item will be set forth in our 2020 Proxy Statement, which is incorporated herein by this reference.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this item will be set forth in our 2020 Proxy Statement, which is incorporated herein by this reference.

(Back to Index)

(Back to Index)

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
(a)	The following documents are filed as part of this Annual Report on Form 10-K:
1.	Financial Statements

Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheets at December 31, 2019 and 2018

Consolidated Statements of Operations for the years ended December 31, 2019, 2018 and 2017

Consolidated Statements of Changes in Stockholders’ Equity for years ended December 31, 2019, 2018 and 2017

Consolidated Statements of Cash Flows for the years ended December 31, 2019, 2018 and 2017

Notes to Consolidated Financial Statements
2.	Financial Statement Schedules
3.	Exhibits

Exhibit No.	Description
2.1	Asset Purchase Agreement, dated June 6, 2017, by and among Stearns Lending, LLC, Primary Capital Mortgage, LLC, and Resource Capital Corp. (32)
2.1(b)	Mortgage Loan Sale and Purchase Agreement, dated May 29, 2019, by and between RCC Real Estate, Inc. and C-III Commercial Mortgage LLC. (44)
3.1(a)	Amended and Restated Articles of Incorporation of Resource Capital Corp. (1)
3.1(b)	Articles of Amendment to Restated Certificate of Incorporation of Resource Capital Corp. (27)
3.1(c)	Articles Supplementary 8.50% Series A Cumulative Redeemable Preferred Stock. (15)
3.1(d)	Articles Supplementary 8.50% Series A Cumulative Redeemable Preferred Stock. (16)
3.1(e)	Articles Supplementary 8.25% Series B Cumulative Redeemable Preferred Stock. (17)
3.1(f)	Articles Supplementary 8.50% Series A Cumulative Redeemable Preferred Stock. (21)
3.1(g)	Articles Supplementary 8.625% Fixed-to-Floating Series C Cumulative Redeemable Preferred Stock. (8)
3.1(h)	Articles of Amendment, effective May 25, 2018. (39)
3.2	Third Amended and Restated Bylaws of Exantas Capital Corp.
3.3	Marked Third Amended and Restated Bylaws of Exantas Capital Corp.
4.1(a)	Form of Certificate for Common Stock for Resource Capital Corp. (1)
4.1(b)	Form of Certificate for 8.50% Series A Cumulative Redeemable Preferred Stock. (12)
4.1(c)	Form of Certificate for 8.25% Series B Cumulative Redeemable Preferred Stock. (17)
4.1(d)	Form of Certificate for 8.625% Fixed-to-Floating Series C Cumulative Redeemable Preferred Stock. (8)
4.2(a)	Junior Subordinated Indenture between Resource Capital Corp. and Wells Fargo Bank, N.A., dated May 25, 2006. (2)
4.2(b)	Amendment to Junior Subordinated Indenture and Junior Subordinated Note due 2036 between Resource Capital Corp. and Wells Fargo Bank, N.A., dated October 26, 2009 and effective September 30, 2009. (6)
4.3(a)	Amended and Restated Trust Agreement among Resource Capital Corp., Wells Fargo Bank, N.A., Wells Fargo Delaware Trust Company and the Administrative Trustees named therein, dated May 25, 2006. (2)
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
4.8(a)

Second Supplemental Indenture, dated January 13, 2015, between Resource Capital Corp. and Wells Fargo Bank, National Association, as Trustee (including the form of 8.00% Convertible Senior Notes due 2020). (19)

(Back to Index)

(Back to Index)

4.8(b)	Form of 8.00% Convertible Senior Notes due 2020 (included in Exhibit 4.8(d)).
4.8(c)

Third Supplemental Indenture, dated August 16, 2017, between Resource Capital Corp. and Wells Fargo Bank, National Association, as Trustee (including the form of 4.50% Convertible Senior Notes due 2022). (34)

4.8(d)	Form of 4.50% Convertible Senior Notes due 2022 (included in Exhibit 4.8(f)).
4.9	Description of Registrant’s Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934.
10.1	Third Amended and Restated Management Agreement between Resource Capital Corp., Resource Capital Manager, Inc. and Resource America, Inc. dated as of December 4, 2017. (36)
10.1(b)

Amendment No. 1 to Third Amended and Restated Management Agreement between Exantas Capital Corp. (formerly known as Resource Capital Corp.), Exantas Capital Manager Inc. (formerly known as Resource Capital Manger, Inc.) and Resource America, Inc. dated as of February 20, 2020. (48)

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
10.5

Membership Interest Purchase Agreement, dated as of August 1, 2016, by and among CVC Credit Partners U.S. Lending I, L.P., Coller International Partners VII, L.P. Coller International Partners VII Parallel Fund, L.P. and Coller International Partners VII Luxemburg, SLP (solely with respect to Section 6.7 thereof), NEW NP, LLC, and Resource Capital Corp. (solely with respect to Section 6.8 thereof). (30)

10.6	Form of Indemnification Agreement. (33)
10.7	Exchange Agreement, dated August 10, 2017, by and between Resource Capital Corp., Oaktree Real Estate Debt Holdings Ltd., INVESTIN PRO RED HOLDINGS, LLC, and Oaktree TSE-16 Real Estate Debt, LLC. (34)
21.1	List of Subsidiaries of Exantas Capital Corp.
23.1	Consent of Grant Thornton LLP.
31.1	Rule 13a-14(a)/Rule 15d-14(a) Certification of Chief Executive Officer.
31.2	Rule 13a-14(a)/Rule 15d-14(a) Certification of Chief Financial Officer.
32.1	Certification Pursuant to 18 U.S.C. Section 1350.
32.2	Certification Pursuant to 18 U.S.C. Section 1350.
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

99.1(c)	Amended and Restated Guaranty Agreement made by Exantas Capital Corp., as guarantor, and Wells Fargo Bank, National Association, dated as of July 19, 2018 (11)
99.2(a)	Master Repurchase and Securities Contract Agreement between RCC Real Estate 6, LLC and Morgan Stanley Bank, NA, dated as of September 10, 2015. (28)
99.2(b)	Second Amendment to Master Repurchase and Securities Contract Agreement between RCC Real Estate 6, LLC and Morgan Stanley Bank, N.A. dated as of September 10, 2018. (41)
99.2(c)	Third Amendment to Master Repurchase and Securities Contract Agreement between RCC Real Estate 6, LLC and Morgan Stanley Bank, N.A. dated as of September 10, 2019. (47)
99.2(d)	Guaranty dated as of September 10, 2015, made by Resource Capital Corp., as guarantor, in favor of Morgan Stanley Bank, N.A. (28)
99.3(a)	Master Repurchase Agreement between RCC Real Estate SPE 7, LLC and Barclays Bank PLC, dated as of April 10, 2018. (38)
99.3(b)	Guaranty dated as of April 10, 2018, made by Resource Capital Corp., as guarantor, in favor of Barclays Bank PLC. (38)
99.4(a)	Master Repurchase Agreement for $250,000,000 between RCC Real Estate SPE 8, LLC, as Seller, and JPMorgan Chase Bank, National Association, as Buyer, dated October 26, 2018. (40)

99.4(b)	Guarantee made by Exantas Capital Corp., as guarantor, in favor of JPMorgan Chase Bank, National Association, dated October 26, 2018. (40)
99.5(a)	Notice of Proposed Settlement of Shareholder Derivative Litigation. (43)
99.5(b)	Stipulation and Agreement of Settlement. (43)
99.6	Federal Income Tax Consequences of our Qualification as a REIT.
101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document.
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.

(Back to Index)

(Back to Index)

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File.

(1)	Filed previously as an exhibit to the Company’s Registration Statement on Form S-11, Registration No. 333-126517.
(2)	Filed previously as an exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2006.
(3)	Filed previously as an exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2006.
(4)	Filed previously as an exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2013.
(5)	Filed previously as an exhibit to the Company’s Current Report on Form 8-K filed on June 26, 2014.
(6)	Filed previously as an exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2009.
(7)	Filed previously as an exhibit to the Company’s Registration Statement on Form S-11 (File No. 333-132836).
(8)	Filed previously as an exhibit to the Company’s Registration Statement on Form 8-A filed on June 9, 2014.
(9)	Filed previously as an exhibit to the Company’s Annual Report on Form 10-K for the year ended December 31, 2010.
(10)	Filed previously as an exhibit to the Company’s Current Report on Form 8-K filed on March 2, 2011.
(11)	Filed previously as an exhibit to the Company’s Current Report on Form 8-K filed on February 4, 2014.
(12)	Filed previously as an exhibit to the Company’s Annual Report on Form 10-K for the year ended December 31, 2012 filed on March 18, 2013.
(13)	Filed previously as an exhibit to the Company’s Current Report on Form 8-K filed on March 2, 2012.
(14)	Filed previously as an exhibit to the Company’s Current Report on Form 8-K filed on June 13, 2012.
(15)	Filed previously as an exhibit to the Company’s registration statement on Form 8-A filed on June 8, 2012.
(16)	Filed previously as an exhibit to the Company’s Current Report on Form 8-K filed on June 29, 2012.
(17)	Filed previously as an exhibit to the Company’s Registration Statement on Form 8-A filed on September 28, 2012.
(18)	Filed previously as an exhibit to the Company’s Current Report on Form 8-K filed on September 23, 2014.
(19)	Filed previously as an exhibit to the Company’s Current Report on Form 8-K filed on January 13, 2015.
(20)	Filed previously as an exhibit to the Company’s Current Report on Form 8-K filed on October 1, 2012.
(21)	Filed previously as an exhibit to the Company Current Report on Form 8-K filed on November 20, 2012.
(22)	Filed previously as an exhibit to the Company’s Current Report on Form 8-K filed on April 8, 2013.
(23)	Filed previously as an exhibit to the Company’s Current Report on Form 8-K filed on July 25, 2013.
(24)	Filed previously as an exhibit to the Company’s Current Report on Form 8-K filed on October 21, 2013.
(25)	Filed previously as an exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2014.
(26)	Filed previously as an exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2015.
(27)	Filed previously as an exhibit to the Company’s Current Report on Form 8-K filed on September 1, 2015.
(28)	Filed previously as an exhibit to the Company’s Current Report on Form 8-K filed on September 16, 2015.
(29)	Filed previously as an exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2016.
(30)	Filed previously as an exhibit to the Company’s Current Report on Form 8-K filed on August 5, 2016.
(31)	Filed previously as an exhibit to the Company’s Annual Report on Form 10-K for the year ended December 31, 2016.
(32)	Filed previously as an exhibit to the Company’s Current Report on Form 8-K filed on June 8, 2017.
(33)	Filed previously as an exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2017.
(34)	Filed previously as an exhibit to the Company’s Current Report on Form 8-K filed on August 16, 2017.
(35)	Filed previously as an exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2016.
(36)	Filed previously as an exhibit to the Company’s Current Report on Form 8-K filed on December 18, 2017.
(37)	Filed previously as an exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2017.
(38)	Filed previously as an exhibit to the Company’s Current Report on Form 8-K filed on April 12, 2018.
(39)	Filed previously as an exhibit to the Company’s Current Report on Form 8-K filed on May 25, 2018.
(40)	Filed previously as an exhibit to the Company’s Current Report on Form 8-K filed on October 30, 2018.
(41)	Filed previously as an exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2018.
(42)	Filed previously as an exhibit to the Company’s Annual Report on Form 10-K for the year ended December 31, 2018.
(43)	Filed previously as an exhibit to the Company’s Current Report on Form 8-K filed on March 27, 2019.
(44)	Filed previously as an exhibit to the Company’s Current Report on Form 8-K filed on May 30, 2019.
(45)	Filed previously as an exhibit to the Company’s Proxy Statement filed on April 18, 2019.
(46)	Filed previously as an exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2019.

(Back to Index)

(Back to Index)

(47)	Filed previously as an exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2019.
(48)	Filed previously as an exhibit to the Company’s Current Report on Form 8-K filed on February 24, 2020.

ITEM 16.	FORM 10-K SUMMARY

None.

(Back to Index)

(Back to Index)

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

EXANTAS CAPITAL CORP.

March 9, 2020	By:	/s/ Robert C. Lieber
Robert C. Lieber
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Andrew L. Farkas	Chairman of the Board	March 9, 2020
ANDREW L. FARKAS

/s/ Robert C. Lieber	Chief Executive Officer	March 9, 2020
ROBERT C. LIEBER	(Principal Executive Officer)

/s/ Jeffrey P. Cohen	Director	March 9, 2020
JEFFREY P. COHEN

/s/ William B. Hart	Director	March 9, 2020
WILLIAM B. HART

/s/ Gary Ickowicz	Director	March 9, 2020
GARY ICKOWICZ

/s/ Steven J. Kessler	Director	March 9, 2020
STEVEN J. KESSLER

/s/ Murray S. Levin	Director	March 9, 2020
MURRAY S. LEVIN

/s/ P. Sherrill Neff	Director	March 9, 2020
P. SHERRILL NEFF

/s/ Henry R. Silverman	Director	March 9, 2020
HENRY R. SILVERMAN

/s/ David J. Bryant	Senior Vice President	March 9, 2020
DAVID J. BRYANT	Chief Financial Officer and Treasurer
(Principal Financial Officer)

/s/ Eldron C. Blackwell	Vice President	March 9, 2020
ELDRON C. BLACKWELL	Chief Accounting Officer
(Principal Accounting Officer)

(Back to Index)

(Back to Index)

SCHEDULE II

Exantas Capital Corp.

Valuation and Qualifying Accounts

(in thousands)

	Balance at Beginning of Period	Charge to Expense	Loans Charged off/Recovered	Balance at End of Period
Allowance for loan and lease loss:
Year Ended December 31, 2019	$1,401	$59	$—	$1,460
Year Ended December 31, 2018	$5,328	$(1,595)	$(2,332)	$1,401
Year Ended December 31, 2017	$3,829	$1,499	$—	$5,328

(Back to Index)

(Back to Index)

SCHEDULE IV

Exantas Capital Corp.

Mortgage Loans on Real Estate

At December 31, 2019

(in thousands, except amount in footnotes)

Type of Loan/ Borrower	Description / Location	Interest Payment Rates	Maturity Date (1)	Periodic Payment Terms (2)	Prior Liens	Face Amount of Loans	Net Carrying Amount of Loans(3)	Principal Amount of Loans Subject to Delinquent Principal or Interest
CRE whole loans:
CRE whole loans in excess of 3% of the carrying amount of total loans
Borrower A	Hotel/Phoenix, AZ	LIBOR + 3.75% FLOOR 1.92%	2021	I/O	—	56,470	56,124	—
CRE whole loans less than 3% of the carrying amount of total loans
CRE whole loan	Multifamily/ Various	LIBOR + 2.70% - 4.50% FLOOR 0.60% - 2.50%	2020-2023	I/O	—	1,014,003	1,008,838	—
CRE whole loan	Office/ Various	LIBOR + 2.82% - 5.05% FLOOR 0.20% - 2.50%	2020-2023	I/O	—	237,104	235,998	—
CRE whole loan (4)	Retail/ Various	LIBOR + 3.25% - 5.65% FLOOR 0.15% - 2.15%	2020-2021	I/O	—	142,151	142,093	11,516
CRE whole loan	Hotel/ Various	LIBOR + 3.90% - 6.25% FLOOR 0.75% - 2.45%	2020-2022	I/O	—	132,832	132,561	—
CRE whole loan	Self-Storage/ Various	LIBOR + 3.50% - 4.50% FLOOR 2.00% - 2.50%	2020-2022	I/O	—	111,365	110,878	—
CRE whole loan	Other/ Various	LIBOR + 3.50% - 5.00% FLOOR 1.25% - 2.50%	2020-2023	I/O	—	74,397	74,105	—

Total CRE whole loans						1,768,322	1,760,597	11,516

Mezzanine loans:
Mezzanine loans less than 3% of the carrying amount of total loans						42,772	4,700	38,072
Total mezzanine loans						42,772	4,700	38,072

Preferred equity:
Preferred Equity less than 3% of the carrying amount of total loans						26,237	26,148	—
Total preferred equity						26,237	26,148	—

General allowance for loan loss							(1,460)

Total loans						$1,837,331	$1,789,985	$49,588

(1)	Maturity dates exclude extension options that may be available to borrower.
(2)	I/O = interest only
(3)	The net carrying amount of loans includes an allowance for loan loss of $1.5 million at December 31, 2019, all allocated to CRE whole loans.
(4)	Includes one loan in forbearance at December 31, 2019.

(Back to Index)

(Back to Index)

The following table reconciles our CRE loans carrying amounts for the periods indicated (in thousands):

	Years Ended December 31,
	2019	2018	2017
Balance at beginning of year	$1,568,967	$1,346,663	$1,444,456
Additions during the period:
New loans originated or acquired	874,936	780,556	528,865
Funding of existing loan commitments	43,203	51,365	31,563
Amortization of loan origination fees and costs, net	6,053	5,537	4,813
Protective advances on legacy CRE loans held for sale	645	1,724	442
(Provision for) recovery of loan and lease losses, net	(58)	1,595	(1,499)
Settled loans held for sale fair value adjustments	—	1,000	12,655
Capitalized interest and loan acquisition costs	3,418	518	—

Deductions during the period:
Payoff and paydown of loans	(682,846)	(592,438)	(559,438)
Foreclosure	(18,515)	—	—
Loans held for sale payoffs	—	(12,000)	(107,492)
Capitalized origination fees	(6,687)	(8,329)	(5,760)
Loans held for sale fair value adjustments	869	(7,224)	(1,942)
Balance at end of year	$1,789,985	$1,568,967	$1,346,663

(Back to Index)