Form 10-Q
period 2020-03-31
Exantas Capital Corp.
filed 2020-05-11
CIK 1332551

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2020

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

(212) 621-3210

(Registrant’s telephone number, including area code)

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

The number of outstanding shares of the registrant’s common stock on May 7, 2020 was 32,042,061 shares.

(Back to Index)

EXANTAS CAPITAL CORP. AND SUBSIDIARIES

INDEX TO QUARTERLY REPORT

ON FORM 10-Q

(Back to Index)

(Back to Index)

PART I

ITEM 1.	FINANCIAL STATEMENTS

EXANTAS CAPITAL CORP. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share data)

	March 31, 2020	December 31, 2019
	(unaudited)
ASSETS (1)
Cash and cash equivalents	$42,752	$79,958
Restricted cash	65,351	14,476
Accrued interest receivable	7,309	8,042
CRE loans	1,892,486	1,791,445
Less: allowance for credit losses	(20,641)	(1,460)
CRE loans, net	1,871,845	1,789,985
Investment securities available-for-sale	77,244	520,714
Principal paydowns receivable	—	19,517
Investments in unconsolidated entities	1,548	1,548
Derivatives, at fair value	—	30
Other assets	9,603	3,290
Assets held for sale (see Note 20)	13,466	16,766
Total assets	$2,089,118	$2,454,326
LIABILITIES (2)
Accounts payable and other liabilities	$4,348	$3,408
Management fee payable	692	701
Accrued interest payable	2,270	4,408
Borrowings	1,724,932	1,872,577
Distributions payable	1,725	10,492
Derivatives, at fair value	11,326	4,558
Accrued tax liability	33	38
Liabilities held for sale (see Note 20)	1,735	1,746
Total liabilities	1,747,061	1,897,928
STOCKHOLDERS’ EQUITY
Preferred stock, par value $0.001: 10,000,000 shares authorized 8.625% Fixed-to-Floating Series C Cumulative Redeemable Preferred Stock, liquidation preference $25.00 per share; 4,800,000 and 4,800,000 shares issued and outstanding	5	5
Common stock, par value $0.001: 125,000,000 shares authorized; 32,042,061 and 31,880,594 shares issued and outstanding (including 351,325 and 420,962 of unvested restricted shares)	32	32
Additional paid-in capital	1,085,539	1,085,041
Accumulated other comprehensive (loss) income	(10,877)	1,821
Distributions in excess of earnings	(732,642)	(530,501)
Total stockholders’ equity	342,057	556,398
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$2,089,118	$2,454,326

The accompanying notes are an integral part of these statements

(Back to Index)

(Back to Index)

EXANTAS CAPITAL CORP. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS - (Continued)

(in thousands, except share and per share data)

	March 31, 2020	December 31, 2019
	(unaudited)
(1) Assets of consolidated variable interest entities (“VIEs”) included in total assets above:
Restricted cash	$3,083	$532
Accrued interest receivable	4,904	3,780
CRE loans, pledged as collateral	1,434,694	957,045
Principal paydowns receivable	—	19,239
Other assets	18	25
Total assets of consolidated VIEs	$1,442,699	$980,621
(2) Liabilities of consolidated VIEs included in total liabilities above:
Accounts payable and other liabilities	$117	$175
Accrued interest payable	1,124	897
Borrowings	1,086,923	746,439
Total liabilities of consolidated VIEs	$1,088,164	$747,511

The accompanying notes are an integral part of these statements

(Back to Index)

(Back to Index)

EXANTAS CAPITAL CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except share and per share data)

(unaudited)

	For the Three Months Ended
	March 31,
	2020	2019
REVENUES
Interest income:
CRE loans	$27,041	$27,343
Securities	6,149	6,375
Other	100	214
Total interest income	33,290	33,932
Interest expense	18,394	19,395
Net interest income	14,896	14,537
Other revenue	23	26
Total revenues	14,919	14,563
OPERATING EXPENSES
Management fees	2,117	2,083
Equity compensation	498	683
General and administrative	3,382	2,577
Depreciation and amortization	15	24
Provision for credit losses, net	16,149	1,025
Total operating expenses	22,161	6,392

	(7,242)	8,171
OTHER INCOME (EXPENSE)
Net realized and unrealized loss on investment securities available-for-sale and loans and derivatives	(185,357)	—
Fair value adjustments on financial assets held for sale	(3,791)	(102)
Other (expense) income	(86)	101
Total other expense	(189,234)	(1)

(LOSS) INCOME FROM CONTINUING OPERATIONS BEFORE TAXES	(196,476)	8,170
Income tax benefit	—	—
NET (LOSS) INCOME FROM CONTINUING OPERATIONS	(196,476)	8,170
NET LOSS FROM DISCONTINUED OPERATIONS, NET OF TAX	(45)	(37)
NET (LOSS) INCOME	(196,521)	8,133
Net income allocated to preferred shares	(2,588)	(2,588)
NET (LOSS) INCOME ALLOCABLE TO COMMON SHARES	$(199,109)	$5,545

The accompanying notes are an integral part of these statements

(Back to Index)

(Back to Index)

EXANTAS CAPITAL CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS - (Continued)

(in thousands, except share and per share data)

(unaudited)

	For the Three Months Ended
	March 31,
	2020	2019
NET INCOME (LOSS) PER COMMON SHARE - BASIC:
CONTINUING OPERATIONS	$(6.30)	$0.18
DISCONTINUED OPERATIONS	—	—
TOTAL NET INCOME (LOSS) PER COMMON SHARE - BASIC	$(6.30)	$0.18
NET INCOME (LOSS) PER COMMON SHARE - DILUTED:
CONTINUING OPERATIONS	$(6.30)	$0.18
DISCONTINUED OPERATIONS	—	—
TOTAL NET INCOME (LOSS) PER COMMON SHARE - DILUTED	$(6.30)	$0.18
WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING - BASIC	31,626,204	31,379,253
WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING - DILUTED	31,626,204	31,531,286

The accompanying notes are an integral part of these statements

(Back to Index)

(Back to Index)

EXANTAS CAPITAL CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(in thousands)

(unaudited)

	For the Three Months Ended
	March 31,
	2020	2019
Net (loss) income	$(196,521)	$8,133
Other comprehensive (loss) income:
Reclassification adjustments for realized losses on investment securities available-for-sale included in net loss	185,357	—
Unrealized (losses) gains on investment securities available-for-sale, net	(191,283)	5,865
Reclassification adjustments associated with unrealized gains from interest rate hedges included in net income	(23)	(23)
Unrealized losses on derivatives, net	(6,749)	(1,693)
Total other comprehensive (loss) income	(12,698)	4,149
Comprehensive (loss) income before allocation to preferred shares	(209,219)	12,282
Net income allocated to preferred shares	(2,588)	(2,588)
Comprehensive (loss) income allocable to common shares	$(211,807)	$9,694

The accompanying notes are an integral part of these statements

(Back to Index)

(Back to Index)

EXANTAS CAPITAL CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

FOR THE THREE MONTHS ENDED MARCH 31, 2020 AND 2019

(in thousands, except share data)

(unaudited)

	Common Stock		Series C Preferred	Additional Paid-In	Accumulated Other Comprehensive	Retained Earnings (Distributions in Excess	Total Stockholders'
	Shares	Amount	Stock	Capital	(Loss) Income	of Earnings)	Equity
Balance, January 1, 2019	31,657,499	$32	$5	$1,082,677	$(3,057)	$(525,838)	$553,819
Stock-based compensation	213,614	—	—	—	—	—	—
Amortization of stock-based compensation	—	—	—	683	—	—	683
Forfeiture of unvested stock	(4,007)	—	—	—	—	—	—
Net income	—	—	—	—	—	8,133	8,133
Distributions on preferred stock	—	—	—	—	—	(2,588)	(2,588)
Securities available-for-sale, fair value adjustment, net	—	—	—	—	5,865	—	5,865
Designated derivatives, fair value adjustment	—	—	—	—	(1,716)	—	(1,716)
Distributions on common stock	—	—	—	—	—	(6,373)	(6,373)
Balance, March 31, 2019	31,867,106	$32	$5	$1,083,360	$1,092	$(526,666)	$557,823

Balance, December 31, 2019	31,880,594	$32	$5	$1,085,041	$1,821	$(530,501)	$556,398
Cumulative effect of accounting change for adoption of credit loss guidance	—	—	—	—	—	(3,032)	(3,032)
Balance, January 1, 2020	31,880,594	$32	$5	$1,085,041	$1,821	$(533,533)	$553,366
Stock-based compensation	191,455	—	—	—	—	—	—
Amortization of stock-based compensation	—	—	—	498	—	—	498
Forfeiture of unvested stock	(29,988)	—	—	—	—	—	—
Net loss	—	—	—	—	—	(196,521)	(196,521)
Distributions and accrual of cumulative preferred stock dividends	—	—	—	—	—	(2,588)	(2,588)
Securities available-for-sale without an allowance for credit losses, fair value adjustment, net	—	—	—	—	(5,926)	—	(5,926)
Designated derivatives, fair value adjustment	—	—	—	—	(6,772)	—	(6,772)
Balance, March 31, 2020	32,042,061	$32	$5	$1,085,539	$(10,877)	$(732,642)	$342,057

The accompanying notes are an integral part of these statements

(Back to Index)

(Back to Index)

EXANTAS CAPITAL CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	For the Three Months Ended
	March 31,
	2020	2019
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss) income	$(196,521)	$8,133
Net loss from discontinued operations, net of tax	45	37
Net (loss) income from continuing operations	(196,476)	8,170
Adjustments to reconcile net income from continuing operations to net cash provided by continuing operating activities:
Provision for credit losses, net	16,149	1,025
Depreciation, amortization and accretion	747	446
Amortization of stock-based compensation	498	683
Net realized and unrealized loss on investment securities available-for-sale and loans and derivatives	185,357	—
Fair value adjustments on financial assets held for sale	3,791	102
Changes in operating assets and liabilities	(7,686)	(6,287)
Net cash provided by continuing operating activities	2,380	4,139
Net cash used in discontinued operating activities	(42)	(144)
Net cash provided by operating activities	2,338	3,995

CASH FLOWS FROM INVESTING ACTIVITIES:
Origination and purchase of loans	(190,318)	(176,279)
Principal payments received on loans	109,697	99,533
Purchase of investment securities available-for-sale	(24,610)	(27,396)
Principal payments on investment securities available-for-sale	4,733	12,095
Proceeds from sale of investment securities available-for-sale	37,764	—
Net cash used in continuing investing activities	(62,734)	(92,047)
Net cash provided by discontinued investing activities	—	135
Net cash used in investing activities	(62,734)	(91,912)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from borrowings:
Warehouse financing facilities and repurchase agreements	271,872	156,174
Securitizations	393,280	—
Payments on borrowings:
Warehouse financing facilities and repurchase agreements	(494,474)	(42,125)
Securitizations	(58,434)	(50,333)
Convertible senior notes	(21,182)
Payment of debt issuance costs	(5,642)	—
Distributions paid on preferred stock	(2,588)	(2,588)
Distributions paid on common stock	(8,767)	(5,540)
Net cash provided by continuing financing activities	74,065	55,588
Net cash provided by discontinued financing activities	—	—
Net cash provided by financing activities	$74,065	$55,588
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS AND RESTRICTED CASH	$13,669	$(32,329)
CASH AND CASH EQUIVALENTS AND RESTRICTED CASH AT BEGINNING OF PERIOD	94,434	95,474
CASH AND CASH EQUIVALENTS AND RESTRICTED CASH AT END OF PERIOD	$108,103	$63,145
SUPPLEMENTAL DISCLOSURE:
Interest expense paid in cash	$20,842	$19,636

The accompanying notes are an integral part of these statements

(Back to Index)

(Back to Index)

EXANTAS CAPITAL CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2020

(unaudited)

NOTE 1 - ORGANIZATION

Exantas Capital Corp., a Maryland corporation, along with its subsidiaries (collectively, the “Company”), is a real estate investment trust (“REIT”) that is primarily focused on originating, holding and managing commercial real estate (“CRE”) mortgage loans and other commercial real estate-related debt investments. The Company is externally managed by Exantas Capital Manager Inc. (the “Manager”), which is an indirect wholly-owned subsidiary of C-III Capital Partners LLC (“C-III”), a leading commercial real estate investment management and services company engaged in a broad range of activities. C-III is the beneficial owner of approximately 2.4% of the Company’s outstanding common stock at March 31, 2020.

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

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (“GAAP”) and the accounting policies set forth in Note 2 included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2019. The consolidated financial statements include the accounts of the Company, majority-owned or controlled subsidiaries and VIEs for which the Company is considered the primary beneficiary. All inter-company transactions and balances have been eliminated in consolidation.

Basis of Presentation

All adjustments necessary to present fairly the Company’s financial position, results of operations and cash flows have been made.

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and within the period of financial results. Actual results could differ from those estimates. Estimates affecting the accompanying consolidated financial statements include but are not limited to the net realizable and fair values of the Company’s investments and derivatives, the estimated life used on investments to calculate amortization and accretion of premiums and discounts, respectively, provisions for credit losses and the disclosure of contingent liabilities.

In December 2019, a novel strain of coronavirus (“COVID-19”) was identified. The resulting global proliferation of the virus led the World Health Organization to designate COVID-19 as a pandemic and numerous countries, including the United States, to declare national emergencies. Many countries have responded to the outbreak by instituting quarantines and restrictions on travel, which have resulted in the closure or remote operation of non-essential businesses. Such actions have produced material and previously unforeseeable shocks to global markets, disruptions to global supply chains and adversity to many industries and economies as whole. The rapid development of the pandemic and the resulting economic effects have created uncertainty surrounding the ultimate impact on the global economy generally, and the commercial real estate business in particular, that make estimates and assumptions as of March 31, 2020 inherently less certain than they would be absent the current and potential impacts of COVID-19. As a result, actual losses could differ from estimated amounts. The Company believes the estimates and assumptions underlying the consolidated financial statements are reasonable and supportable based on the information available at March 31, 2020. Actual results may ultimately differ from those estimates.

(Back to Index)

(Back to Index)

EXANTAS CAPITAL CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

MARCH 31, 2020

(unaudited)

Cash and Cash Equivalents

Cash and cash equivalents include cash on hand and all highly liquid investments with original maturities of three months or less at the time of purchase. At March 31, 2020 and December 31, 2019, approximately $40.1 million and $77.6 million, respectively, of the reported cash balances exceeded the Federal Deposit Insurance Corporation and Securities Investor Protection Corporation deposit insurance limits of $250,000 per respective depository or brokerage institution. However, all of the Company’s cash deposits are held at multiple, established financial institutions, in multiple accounts associated with its parent and respective consolidated subsidiaries, to minimize credit risk exposure.

Restricted cash includes required account balance minimums primarily for the Company’s CRE debt securitizations, repurchase agreements and derivative instruments as well as cash held in the syndicated corporate loan collateralized debt obligations (“CDOs”).

In April 2020, $4.9 million and $46.9 million classified as cash and cash equivalents and restricted cash, respectively, at March 31, 2020, were used to pay down the Company’s outstanding CMBS - short-term repurchase agreements as described in Note 9.

The following table provides a reconciliation of cash, cash equivalents and restricted cash on the consolidated balance sheets to the total amount shown on the consolidated statements of cash flows (in thousands):

	March 31,
	2020	2019
Cash and cash equivalents	$42,752	$55,660
Restricted cash	65,351	7,485
Total cash, cash equivalents and restricted cash shown on the Company’s consolidated statements of cash flows	$108,103	$63,145

Investment Securities

The Company classifies its investment portfolio as available-for-sale. The Company, from time to time, may sell any of its investments due to changes in market conditions or in accordance with its investment strategy.

The Company reports its investment securities available-for-sale at fair value. To determine fair value, the Company uses an independent third-party valuation firm utilizing data available in the market as well as appropriate prepayment, default and recovery rates. The Company evaluates the reasonableness of the valuation it receives by using a dealer quote, bid, or internal model. If there is a material difference between the value indicated by the third-party valuation firm and the dealer quote, bid or internal model, the Company will evaluate the difference, which could result in an updated valuation from the third-party or a revised dealer quote. Based on a prioritization of inputs used in the valuation of each position, the Company categorizes these investments as either Level 2 or Level 3 in the fair value hierarchy. Any changes in fair value to the Company’s investment securities available-for-sale are recorded on the Company’s consolidated balance sheets as a component of accumulated other comprehensive (loss) income in stockholders’ equity.

On a quarterly basis, the Company evaluates impaired available-for-sale securities to determine the estimate of expected credit losses. An available-for-sale security is impaired when its fair value has declined below its amortized cost basis. Evidence of the need for an allowance for credit losses will be based on consideration of several factors, including (i) if the Company intends to sell the security, (ii) if it is more likely than not that the Company will be required to sell the security before recovering its cost, or (iii) whether a portion of the unrealized loss is a result of credit losses or other market factors. A credit loss will have occurred if the present value of cash flows expected to be collected from the debt security is less than the amortized cost basis. If the Company intends to sell an impaired debt security or it is more likely than not that it will be required to sell the security before recovery of its amortized cost basis less any current period credit loss, the impairment is recognized in earnings through a charge to the amortized cost of the security and equal to the entire difference between fair value and amortized cost. If a credit loss exists, but the Company does not intend nor is it more likely than not that it will be required to sell before recovery, the impairment will be separated into (i) the estimated amount relating to the credit loss and (ii) the amount relating to all other factors. Only the estimated credit loss amount is recognized in earnings through an increase to the allowance for credit losses, with the remainder of the loss recognized in other comprehensive income. If the Company uses a discounted cash flow approach to estimate expected credit losses, changes in the present value attributable to the passage of time are recorded in the provision for credit losses. Estimating cash flows and determining whether there are credit losses require management to exercise judgment and make significant assumptions, including, but not limited to, assumptions regarding estimated prepayments, loss assumptions and assumptions regarding changes in interest rates. As a result, actual losses, and the timing of income recognized on these securities, could differ from reported amounts.

(Back to Index)

(Back to Index)

EXANTAS CAPITAL CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

MARCH 31, 2020

(unaudited)

Investment security transactions are recorded on the trade date. Realized gains and losses on investment securities are determined on the specific identification method.

Investment Security Interest Income Recognition

Interest income on the Company’s mortgage-backed securities (“MBS”) is accrued using the effective yield method based on the actual coupon rate and the outstanding principal amount of the underlying mortgages or other assets. Premiums and discounts are amortized or accreted into interest income over the expected lives of the securities also using the effective yield method, adjusted for the effects of estimated prepayments. For an investment purchased at par, the effective yield is the contractual interest rate on the investment. If the investment is purchased at a discount or at a premium, the effective yield is computed based on the contractual interest rate increased for the accretion of a purchase discount or decreased for the amortization of a purchase premium. The effective yield method requires the Company to make estimates of future prepayment rates for its investments that can be contractually prepaid before their contractual maturity date so that the purchase discount can be accreted, or the purchase premium can be amortized, over the estimated remaining life of the investment. The prepayment estimates that the Company uses directly impact the estimated remaining lives of its investments. Actual prepayment estimates are reviewed at each quarter end or more frequently if the Company becomes aware of any material information that would lead it to believe that an adjustment is necessary. For MBS that are not of high credit quality or can be prepaid in such a way that the Company would not recover substantially all of its initial investment, changes in the original or most recent cash flow projections may result in a prospective change in interest income recognized. For MBS that are of high credit quality, changes in the original or most recent cash flow projections may result in an immediate cumulative adjustment in interest income recognized.

The Company records interest receivable on its available-for-sale debt securities in accrued interest receivable on its consolidated balance sheets. The Company analyzes the interest receivable balances on a timely basis, or at least quarterly, to determine if they are uncollectible. If an interest receivable balance is deemed uncollectible, then the Company writes off the balance of the interest receivable through a reversal of interest income.

CRE Loans

The Company acquires loans through direct origination or through the acquisition of participations in CRE loans. Loans are held for investment; therefore, the Company initially records them at their acquisition price, and subsequently, accounts for them based on their outstanding principal plus or minus unamortized premiums or discounts. The Company may sell a loan held for investment where the credit fundamentals underlying a particular loan have changed in such a manner that the Company’s expected return on investment may decrease. Once the determination has been made by the Company that it no longer will hold the loan for investment, the Company identifies these loans as loans held for sale. Any credit-related impairment considerations prior to the transfer to loans held for sale are accounted for through the allowance for credit losses on the Company’s consolidated balance sheets. The remaining legacy CRE loan, which was foreclosed upon, remains held for sale at March 31, 2020 and December 31, 2019. See Note 20 for further discussion.

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

CRE Loan Interest Income Recognition

Interest income on loans includes interest at stated rates adjusted for amortization or accretion of premiums and discounts based on the contractual payment terms of the loan. Premiums and discounts are amortized or accreted into income using the effective yield method. If a loan with a premium or discount is prepaid, the Company immediately recognizes the unamortized portion as a decrease or increase to interest income. In addition, the Company defers loan origination and extension fees and loan origination or acquisition costs and recognizes them over the life of the related loan against interest income using the straight line method, which approximates the effective yield method. Income recognition is suspended for loans at the earlier of the date at which payments become 90 days past due or when, in the opinion of management, a full recovery of principal and income becomes doubtful. When the ultimate collectability of the principal is in doubt, all payments received are applied to principal under the cost recovery method. On the other hand, when the ultimate collectability of the principal is not in doubt, contractual interest is recorded as interest income when received, under the cash method, until an accrual is resumed when the loan becomes contractually current and performance is demonstrated to be resumed.

(Back to Index)

(Back to Index)

EXANTAS CAPITAL CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

MARCH 31, 2020

(unaudited)

The Company records interest receivable on its loans in accrued interest receivable on its consolidated balance sheets. The Company analyzes the interest receivable balances on a timely basis, or at least quarterly, to determine if they are uncollectible. If an interest receivable balance is deemed uncollectible, then the Company writes off the balance of the interest receivable through a reversal of interest income.

Allowance for Credit Losses

The Company maintains an allowance for credit loss on its loans held for investment. CRE loans that are held for investment are carried at cost, net of unamortized acquisition premiums or discounts, loan fees and origination costs as applicable. Effective January 1, 2020, the Company determines its allowance for credit losses, consistent with GAAP, by measuring the current expected credit losses (“CECL”) on the loan portfolio on a quarterly basis. The Company utilizes a probability of default and loss given default methodology over a reasonable and supportable forecast period after which it reverts to its historical mean loss ratio, utilizing a blended approach sourced from its own historical losses and the market losses from an engaged third party’s database, to be applied for the remaining estimable period. The CECL model requires the Company to make significant judgements, including: (i) the selection of a reasonable and supportable forecast period, (ii) projections for the amounts and timing of future fundings of committed balances and prepayments on CRE investments, (iii) the determination of the risk characteristics in which to pool financial assets, and (iv) the appropriate historical loss data to utilize in the model. Unfunded commitments are not considered in the CECL reserve if they are unconditionally cancellable by the Company.

In order to effectively measure the loan portfolio’s credit losses based on similar risk characteristics under CECL, the Company pools loans without evidence of credit quality deterioration based on the loan’s collateral property type. The Company regularly evaluates the risk characteristics of its loan portfolio to determine whether a different pooling methodology is more accurate. A loan that exhibits evidence of credit quality deterioration is removed from its respective pool and an allowance for credit losses is determined based on that loan’s individual risk characteristics in the CECL model. Further, if the Company determines that foreclosure of a loan’s collateral is probable or repayment of the loan is expected through sale or operation of the collateral and the borrower is experiencing financial difficulty, expected credit losses are measured as the difference between the current fair value of the collateral and the amortized cost of the loan. Fair value may be determined based on (i) the present value of estimated cash flows; (ii) the market price, if available; or (iii) the fair value of the collateral less estimated disposition costs.

While a loan exhibiting credit quality deterioration may remain on accrual status, the loan is placed on non-accrual status at such time as (i) management believes that scheduled debt service payments will not be met within the coming 12 months; (ii) the loan becomes 90 days past due; (iii) management determines the borrower is incapable of, or has ceased efforts toward, curing the cause of the credit deterioration; or (iv) the net realizable value of the loan’s underlying collateral approximates the Company’s carrying value for such loan. While on non-accrual status, the Company recognizes interest income only when an actual payment is received if a credit analysis supports the borrower’s principal repayment capacity. When a loan is placed on non-accrual, previously accrued interest is reversed from interest income.

The Company utilizes the contractual life of its loans to estimate the period over which it measures expected credit losses. Estimates for prepayments and extensions are incorporated into the inputs for the Company’s CECL model. Modifications to loan terms, such as a modification in connection with a troubled debt restructuring (“TDR”), where a concession is granted to a borrower experiencing financial difficulty, may result in the extension of the loan’s life and an increase in the allowance for credit losses. The measurement of the impact of TDRs on the expected credit losses occurs when a TDR is reasonably expected. If the concession granted on a TDR can only be captured through a discounted cash flow analysis, then the Company will individually assess the loan for expected credit losses using the discounted cash flow method.

In order to calculate the historical mean loss ratio applied to the loan portfolio at the end of the forecast period, the Company utilizes historical losses from its full underwriting history, along with the market loss history of a selected population of loans from a third party’s database that are similar to the Company’s loan types, loan sizes, durations, interest rate structure and general loan-to-collateral value (“LTV”) profiles. The Company may make adjustments to the historical loss history for qualitative or environmental factors if it believes there is evidence that the estimate for expected credit losses should be increased.

The Company records write-offs against the allowance for credit losses if it deems that all or a portion of a loan’s balance is uncollectible. If the Company receives cash in excess of some or all of the amounts it previously wrote off, it records a recovery to increase the allowance for credit losses.

(Back to Index)

(Back to Index)

EXANTAS CAPITAL CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

MARCH 31, 2020

(unaudited)

As part of the evaluation of the loan portfolio, the Company assesses the performance of each loan and assigns a risk rating based on the collective evaluation of several factors, including but not limited to: collateral performance relative to underwritten plan, time since origination, current implied and/or re-underwritten LTV ratios, risk inherent in the loan structure and exit plan. Loans are rated “1” through “5,” from less risk to greatest risk, in connection with this review.

Prior to the implementation of CECL, the Company calculated its allowance for credit losses through the calculation of general and specific reserves. The general reserve, established for loans not determined to be impaired individually, was based on the Company’s loan risk ratings. The Company recorded a general reserve equal to 1.5% of the aggregate face values of loans with a risk rating of “3,” plus 5.0% of the aggregate face values of loans with a risk rating of “4.” Loans with a risk rating of “5” were individually measured for impairment to be included in a specific reserve on a quarterly basis.

The Company considered a loan to be impaired if at least one of two conditions exists. The first condition was if, based on the Company’s evaluation as part of the loan risk rating process, management believed that a loss event had occurred that made it probable that the Company would be unable to collect all amounts due according to the contractual terms of the loan agreement. The second condition was that the loan was deemed to be a TDR. These TDRs may not have had an associated specific credit loss allowance if the principal and interest amount was considered recoverable based on market conditions, appraisals of the underlying collateral, expected collateral performance and/or guarantees made by the borrowers.

When a loan was impaired under either of these two conditions, the allowance for credit losses was increased by the amount of the excess of the amortized cost basis of the loan over its fair value. When a loan, or a portion thereof, was considered uncollectible and pursuit of collection was not warranted, the Company recorded a charge-off or write-down of the loan against the allowance for credit losses.

Discontinued Operations

The results of operations of a component or a group of components of the Company that either has been disposed of or is classified as held for sale is reported in discontinued operations if the disposal represents a strategic shift that has or will have a major effect on the Company’s operations and financial results.

Income Taxes

The Company recorded a full valuation allowance against its net deferred tax assets of $32.9 million (tax effected expense of $9.9 million) at March 31, 2020 and December 31, 2019 as the Company believes it is more likely than not that the deferred tax assets will not be realized. This assessment was based on the Company’s cumulative historical losses and uncertainties as to the amount of taxable income that would be generated in future years by the Company’s taxable REIT subsidiaries.

Recent Accounting Standards

Accounting Standards Adopted in 2020

In August 2018, the Financial Accounting Standards Board (“FASB”) issued guidance to modify the fair value measurement disclosure requirements, including: disclosures on changes in unrealized gains and losses, the range and weighted average of significant unobservable inputs used to develop Level 3 fair value measurements, the policy for timing of transfers between levels and the narrative description of measurement uncertainty. Adoption did not have a material impact on the Company’s consolidated financial statements.

In June 2016, the FASB issued guidance that changes how credit losses for most financial assets and certain other instruments that are measured at fair value through net income are determined. The new guidance replaced the incurred loss approach with a CECL model for instruments measured at amortized cost. For available-for-sale debt securities, the guidance requires recording allowances rather than reducing the carrying amount, as the Company is currently under the other-than-temporary impairment model. It also simplifies the accounting model for credit-impaired debt securities and loans.

(Back to Index)

(Back to Index)

EXANTAS CAPITAL CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

MARCH 31, 2020

(unaudited)

On January 1, 2020, the Company adopted the above-mentioned accounting guidance and recorded an initial CECL allowance of approximately $4.5 million, of which $3.0 million, or $0.10 per share, was recorded as a charge to retained earnings on such date. The estimated CECL reserve represented 0.25% of the aggregate outstanding principal balance of the Company’s $1.8 billion commercial loan portfolio at December 31, 2019. At March 31, 2020, the Company recorded an additional CECL reserve of $16.1 million for a total CECL reserve of $20.6 million, or 1.09% of the aggregate outstanding principal balance of the Company’s $1.9 billion commercial loan portfolio at March 31, 2020. The additional CECL reserve of $16.1 million was recognized on the Company’s consolidated statement of operations as provision for credit losses, net, and the increase in reserves is primarily attributable to the significant impact on the assumed expected losses caused by the COVID-19 global pandemic used in the Company’s CECL computations. The Company’s updated accounting policies in connection with this guidance are referenced above in the “Investment Securities,” “Investment Security Interest Income Recognition,” “Loans,” “Loan Interest Income Recognition,” and “Allowance for Credit Losses” sections. See Note 6 for additional disclosures in connection with the updated guidance.

Accounting Standards to be Adopted in Future Periods

In March 2020, the FASB issued guidance that provides optional expedients and exceptions to GAAP requirements for modifications on debt instruments, leases, derivatives and other contracts, related to the expected market transition from the London Interbank Offered Rate (“LIBOR”), and certain other floating-rate benchmark indices to alternative reference rates. The guidance generally considers contract modifications related to reference rate reform to be an event that does not require contract remeasurement at the modification date nor a reassessment of a previous accounting determination. The guidance is optional and may be elected over time, through December 31, 2022, as reference rate reform activities occur. The Company is in the process of evaluating the impact of this new guidance.

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

Consolidated VIEs (the Company is the primary beneficiary)

Based on management’s analysis, the Company was the primary beneficiary of six VIEs at March 31, 2020 and five VIEs at December 31, 2019 (collectively, the “Consolidated VIEs”).

The Consolidated VIEs are CRE securitizations, CDOs and collateralized loan obligations that were formed on behalf of the Company to invest in real estate-related securities, commercial mortgage-backed securities (“CMBS”), syndicated corporate loans, corporate bonds and asset-backed securities and were financed by the issuance of debt securities. The Manager, historically with the help of C-III Asset Management LLC (“C3AM”), a former subsidiary of C-III that was sold in December 2019 (see Note 15), manages the CRE-related entities. By financing these assets with long-term borrowings through the issuance of debt securities, the Company seeks to generate attractive risk-adjusted equity returns and to match the term of its assets and liabilities. The primary beneficiary determination for each of these VIEs was made at each VIE’s inception and is continually assessed.

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

Creditors of the Company’s Consolidated VIEs have no recourse to the general credit of the Company, nor to each other. During the three months ended March 31, 2020 and 2019, the Company did not provide any financial support to any of its VIEs nor does it have any requirement to do so, although it may choose to do so in the future to maximize future cash flows on such investments by the Company. There are no explicit arrangements that obligate the Company to provide financial support to any of its Consolidated VIEs.

(Back to Index)

(Back to Index)

EXANTAS CAPITAL CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

MARCH 31, 2020

(unaudited)

The following table shows the classification and carrying values of assets and liabilities of the Company’s Consolidated VIEs at March 31, 2020 (in thousands):

	CRE Securitizations	Other	Total
ASSETS
Restricted cash	$2,552	$531	$3,083
Accrued interest receivable	4,904	—	4,904
CRE loans, pledged as collateral (1)	1,434,694	—	1,434,694
Other assets	18	—	18
Total assets (2)	$1,442,168	$531	$1,442,699

LIABILITIES
Accounts payable and other liabilities	$117	$—	$117
Accrued interest payable	1,124	—	1,124
Borrowings	1,086,923	—	1,086,923
Total liabilities	$1,088,164	$—	$1,088,164

(1)	Excludes the allowance for credit losses.
(2)	Assets of each of the Consolidated VIEs may only be used to settle the obligations of each respective VIE.

Unconsolidated VIEs (the Company is not the primary beneficiary, but has a variable interest)

Based on management’s analysis, the Company is not the primary beneficiary of the VIEs discussed below since it does not have both (i) the power to direct the activities that most significantly impact the VIE’s economic performance and (ii) the obligation to absorb the losses of the VIE or the right to receive the benefits from the VIE, which could be significant to the VIE. Accordingly, the following VIEs are not consolidated in the Company’s financial statements at March 31, 2020. The Company continuously reassesses whether it is deemed to be the primary beneficiary of its unconsolidated VIEs. The Company’s maximum exposure to risk for each of these unconsolidated VIEs is set forth in the “Maximum Exposure to Loss” column in the table below.

Unsecured Junior Subordinated Debentures

The Company has a 100% interest in the common shares of Resource Capital Trust I (“RCT I”) and RCC Trust II (“RCT II”), respectively, with a value of $1.5 million in the aggregate, or 3.0% of each trust, at March 31, 2020. RCT I and RCT II were formed for the purposes of providing debt financing to the Company. The Company completed a qualitative analysis to determine whether or not it is the primary beneficiary of each of the trusts and determined that it was not the primary beneficiary of either trust because it does not have the power to direct the activities most significant to the trusts, which include the collection of principal and interest through servicing rights. Accordingly, neither trust is consolidated into the Company’s consolidated financial statements.

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

Wells Fargo Commercial Mortgage Trust 2017-C40

In October 2017, the Company purchased 95% of the Class E, F, G, H and J certificates of Wells Fargo Commercial Mortgage Trust 2017-C40 (“C40”), a B-piece investment in a Wells Fargo Commercial Mortgage Securities, Inc., private-label, $705.4 million securitization. C3AM, a former related party, is the special servicer of C40. As of March 31, 2020, the Company continued to hold investments in the H and J certificates of C40. The Company determined that although its investment in C40 represented a variable interest, its investment did not provide the Company with a controlling financial interest. The Company accounts for its various investments in C40 as investment securities available-for-sale on its consolidated financial statements.

(Back to Index)

(Back to Index)

EXANTAS CAPITAL CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

MARCH 31, 2020

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

The following table shows the classification, carrying value and maximum exposure to loss with respect to the Company’s unconsolidated VIEs at March 31, 2020 (in thousands):

	Unsecured Junior Subordinated Debentures	C40	Prospect Hackensack	Santa Clarita	Total	Maximum Exposure to Loss
ASSETS
Accrued interest receivable	$182	$94	$—	$—	$276	$—
CRE loans	—	—	20,615	5,910	26,525	$26,525
Investment securities available-for-sale (1)	—	3,162	—	—	3,162	$8,204
Investments in unconsolidated entities	1,548	—	—	—	1,548	$1,548
Total assets	1,730	3,256	20,615	5,910	31,511

LIABILITIES
Accrued interest payable	254	—	—	—	254	N/A
Borrowings	51,548	—	—	—	51,548	N/A
Total liabilities	51,802	—	—	—	51,802	N/A
Net (liability) asset	$(50,072)	$3,256	$20,615	$5,910	$(20,291)	N/A

(1)	The Company’s investment in C40 is carried at fair value and its maximum exposure to loss is the amortized cost of the investment.

At March 31, 2020, there were no explicit arrangements or implicit variable interests that could require the Company to provide financial support to any of its unconsolidated VIEs.

NOTE 4 - SUPPLEMENTAL CASH FLOW INFORMATION

The following table summarizes the Company’s supplemental disclosure of cash flow information (in thousands):

	For the Three Months Ended
	March 31,
	2020	2019
Non-cash continuing investing activities include the following:
Proceeds from the relinquishment of investment securities available-for-sale	$245,828	$—
Non-cash continuing financing activities include the following:
Repayment of repurchase agreements	$(245,828)	$—
Distributions on common stock accrued but not paid	$—	$6,373
Distributions on preferred stock accrued but not paid	$1,725	$1,725

(Back to Index)

(Back to Index)

EXANTAS CAPITAL CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

MARCH 31, 2020

(unaudited)

NOTE 5 - LOANS

The following is a summary of the Company’s loans (dollars in thousands, except amounts in footnotes):

Description	Quantity	Principal	Unamortized (Discount) Premium, net (1)	Amortized Cost	Allowance for Credit Losses	Carrying Value	Contractual Interest Rates (2)	Maturity Dates (3)(4)
At March 31, 2020:
CRE loans held for investment:
Whole loans, floating-rate (5)(6)	119	$1,869,800	$(8,540)	$1,861,260	$(17,257)	$1,844,003	1M LIBOR plus 2.70% to 1M LIBOR plus 6.25%	April 2020 to October 2023
Mezzanine loan	1	4,700	—	4,700	(192)	4,508	10.00%	June 2028
Preferred equity investments (see Note 3) (6)(7)(8)	2	26,579	(53)	26,526	(3,192)	23,334	11.00% to 11.50%	June 2022 to April 2023
Total CRE loans held for investment		$1,901,079	$(8,593)	$1,892,486	$(20,641)	$1,871,845

At December 31, 2019:
CRE loans held for investment:
Whole loans, floating-rate (5)(6)	112	$1,768,322	$(7,725)	$1,760,597	$(1,460)	$1,759,137	1M LIBOR plus 2.70% to 1M LIBOR plus 6.25%	January 2020 to October 2023
Mezzanine loan	1	4,700	—	4,700	—	4,700	10.00%	June 2028
Preferred equity investment (see Note 3) (6)(7)(8)	2	26,237	(89)	26,148	—	26,148	11.00% to 11.50%	June 2022 to April 2023
Total CRE loans held for investment		$1,799,259	$(7,814)	$1,791,445	$(1,460)	$1,789,985

(1)

Amounts include unamortized loan origination fees of $9.6 million and $9.1 million and deferred amendment fees of $23,000 and $72,000 at March 31, 2020 and December 31, 2019, respectively. Additionally, the amounts include unamortized loan acquisition costs of $1.0 million and $1.3 million at March 31, 2020 and December 31, 2019, respectively.

(2)	LIBOR refers to the London Interbank Offered Rate.
(3)	Maturity dates exclude contractual extension options, subject to the satisfaction of certain terms, that may be available to the borrowers.
(4)

Maturity dates exclude one whole loan, with an amortized cost of $11.5 million, in maturity default and performing with respect to debt service due in accordance with a forbearance agreement at March 31, 2020 and December 31, 2019.

(5)	Substantially all loans are pledged as collateral under various borrowings at March 31, 2020 and December 31, 2019.
(6)

Floating-rate CRE whole loans had $113.9 million and $98.0 million in unfunded loan commitments at March 31, 2020 and December 31, 2019, respectively. Preferred equity investments had $2.9 million and $3.0 million in unfunded commitments at March 31, 2020 and December 31, 2019. These unfunded loan commitments are advanced as the borrowers formally request additional funding and meet certain benchmarks, as permitted under the loan agreement, and any necessary approvals have been obtained.

(7)	The interest rate on the Company’s preferred equity investments each pay at 8.00%. The remaining interest is deferred until maturity.
(8)

Beginning in April 2023, the Company has the right to unilaterally force the sale of Prospect Hackensack’s underlying property. Beginning in June 2022, the Company has the right to unilaterally force the sale of Santa Clarita’s underlying property.

(Back to Index)

(Back to Index)

EXANTAS CAPITAL CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

MARCH 31, 2020

(unaudited)

The following is a summary of the contractual maturities of the Company’s CRE loans held for investment, at amortized cost (in thousands, except amounts in the footnotes):

Description	2020	2021	2022 and Thereafter	Total
At March 31, 2020:
Whole loans, floating-rate (1)	$278,356	$695,620	$875,773	$1,849,749
Mezzanine loan	—	—	4,700	4,700
Preferred equity investments	—	—	26,526	26,526
Total CRE loans (2)	$278,356	$695,620	$906,999	$1,880,975

Description	2020	2021	2022 and Thereafter	Total
At December 31, 2019:
Whole loans, floating-rate (1)	$319,868	$737,478	$691,747	$1,749,093
Mezzanine loan	—	—	4,700	4,700
Preferred equity investment	—	—	26,148	26,148
Total CRE loans (2)	$319,868	$737,478	$722,595	$1,779,941

(1)

Excludes one whole loan, with an amortized cost of $11.5 million, in maturity default and performing with respect to debt service due in accordance with a forbearance agreement at March 31, 2020 and December 31, 2019.

(2)

At March 31, 2020, the amortized costs of the floating-rate CRE whole loans, summarized by contractual maturity assuming full exercise of the extension options, were $81.1 million, $65.0 million and $1.7 billion in 2020, 2021 and 2022 and thereafter, respectively. At December 31, 2019, the amortized costs of the floating-rate CRE whole loans, summarized by contractual maturity assuming full exercise of the extension options, were $105.5 million, $68.0 million and $1.6 billion in 2020, 2021 and 2022 and thereafter, respectively.

At March 31, 2020, approximately 20.1%, 19.0% and 17.7% of the Company’s CRE loan portfolio was concentrated in the Mountain, Southwest and Southeast regions, respectively, based on carrying value, as defined by the National Council of Real Estate Investment Fiduciaries. At December 31, 2019, approximately 19.5%, 19.4% and 17.6% of the Company’s CRE loan portfolio was concentrated in the Mountain, Southwest and Southeast regions, respectively, based on carrying value.

Principal Paydowns Receivable

Principal paydowns receivable represents loan principal payments that have been received by the Company’s servicers and trustees but have not been remitted to the Company. At March 31, 2020, the Company did not have any loan principal paydowns receivable. At December 31, 2019, the Company had $19.5 million of loan principal paydowns receivable, all of which was received in cash by the Company in January 2020.

NOTE 6 - FINANCING RECEIVABLES

The following table shows the activity in the allowance for credit losses for the three months ended March 31, 2020 and year ended December 31, 2019 (in thousands, except amount in the footnotes):

	Three Months Ended March 31, 2020	Year Ended December 31, 2019
	CRE Loans	CRE Loans (1)
Allowance for credit losses:
Allowance for credit losses at beginning of period	$1,460	$1,401
Adoption of the new accounting guidance	3,032	—
Provision for credit losses (2)	16,149	59
Allowance for credit losses at end of period	$20,641	$1,460

(1)	The Company’s mezzanine loan and preferred equity investments were evaluated individually for impairment during the year ended December 31, 2019 and were determined to have no evidence of impairment.
(2)

Excludes the recovery of credit losses on one bank loan with no amortized cost or carrying value at March 31, 2020 and December 31, 2019 that received a payment of approximately $1,000 during the year ended December 31, 2019.

(Back to Index)

(Back to Index)

EXANTAS CAPITAL CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

MARCH 31, 2020

(unaudited)

During the three months ended March 31, 2020, the Company recorded a $16.1 million increase in its CECL credit loss reserve against its CRE loan portfolio. The COVID-19 pandemic had a significant impact on the expected losses assumed in the Company’s CECL computations at March 31, 2020. Expected losses in the portfolio were negatively impacted by higher expected unemployment and increased volatility in CRE asset pricing and liquidity.

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

All CRE loans are evaluated for any credit deterioration by debt asset management and certain finance personnel on at least a quarterly basis. Mezzanine loans and preferred equity investments may experience greater credit risks due to their nature as subordinated investments.

For the purpose of calculating the quarterly provision for credit losses under CECL, the Company pools CRE loans based on the underlying collateral property type and utilizes a probability of default and loss given default methodology for approximately one year after which it immediately reverts to a historical mean loss ratio.

(Back to Index)

(Back to Index)

EXANTAS CAPITAL CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

MARCH 31, 2020

(unaudited)

Credit risk profiles of CRE loans at amortized cost were as follows (in thousands, except amounts in footnotes):

	Rating 1	Rating 2	Rating 3	Rating 4	Rating 5	Total (1)
At March 31, 2020:
Whole loans, floating-rate	$2,427	$1,188,767	$531,754	$138,312	$—	$1,861,260
Mezzanine loan	—	4,700	—	—	—	4,700
Preferred equity investments	—	5,910	20,616	—	—	26,526
Total	$2,427	$1,199,377	$552,370	$138,312	$—	$1,892,486

At December 31, 2019:
Whole loans, floating-rate	$—	$1,660,274	$96,475	$3,848	$—	$1,760,597
Mezzanine loan (2)	—	4,700	—	—	—	4,700
Preferred equity investments (2)	—	26,148	—	—	—	26,148
Total	$—	$1,691,122	$96,475	$3,848	$—	$1,791,445

(1)	The total amortized cost of CRE loans excluded accrued interest receivable of $6.9 million and $6.7 million at March 31, 2020 and December 31, 2019, respectively.
(2)	The Company’s mezzanine loan and preferred equity investments were evaluated individually for impairment at December 31, 2019.
(Back to Index)

(Back to Index)

EXANTAS CAPITAL CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

MARCH 31, 2020

(unaudited)

Credit risk profiles of CRE loans by origination year at amortized cost were as follows (in thousands, except amounts in footnotes):

	2020	2019	2018	2017	2016	Prior	Total (1)
At March 31, 2020:
Whole loans, floating-rate: (2)
Rating 1	$—	$2,427	$—	$—	$—	$—	$2,427
Rating 2	178,514	526,390	412,521	71,342	—	—	1,188,767
Rating 3	—	160,006	250,569	94,471	—	26,708	531,754
Rating 4	—	8,393	70,867	56,756	—	2,296	138,312
Total whole loans, floating-rate	178,514	697,216	733,957	222,569	—	29,004	1,861,260
Mezzanine loan (rating 2)	—	—	4,700	—	—	—	4,700
Preferred equity investments:
Rating 2	—	5,910	—	—	—	—	5,910
Rating 3	—	—	20,616	—	—	—	20,616
Total preferred equity investments	—	5,910	20,616	—	—	—	26,526
Total	$178,514	$703,126	$759,273	$222,569	$—	$29,004	$1,892,486

	2019	2018	2017	2016	2015	Prior	Total (1)
At December 31, 2019:
Whole loans, floating-rate: (2)
Rating 2	$669,947	$776,078	$202,577	$—	$—	$11,672	$1,660,274
Rating 3	21,593	—	37,008	—	17,471	20,403	96,475
Rating 4	—	—	—	—	3,848	—	3,848
Total whole loans, floating-rate	691,540	776,078	239,585	—	21,319	32,075	1,760,597
Mezzanine loan (rating 2)	—	4,700	—	—	—	—	4,700
Preferred equity investments (rating 2)	5,741	20,407	—	—	—	—	26,148
Total	$697,281	$801,185	$239,585	$—	$21,319	$32,075	$1,791,445

(1)	The total amortized cost of CRE loans excluded accrued interest receivable of $6.9 million and $6.7 million at March 31, 2020 and December 31, 2019, respectively.
(2)	Acquired CRE whole loans are grouped within each loan’s year of issuance.

(Back to Index)

(Back to Index)

EXANTAS CAPITAL CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

MARCH 31, 2020

(unaudited)

Loan Portfolios Aging Analysis

The following table presents the CRE loan portfolio aging analysis as of the dates indicated for CRE loans at amortized cost (in thousands, except amounts in footnotes):

	30-59 Days	60-89 Days	Greater than 90 Days (1)	Total Past Due	Current	Total Loans Receivable (2)	Total Loans > 90 Days and Accruing (1)
At March 31, 2020:
Whole loans, floating-rate	$—	$—	$11,511	$11,511	$1,849,749	$1,861,260	$11,511
Mezzanine loan	—	—	—	—	4,700	4,700	—
Preferred equity investments	—	—	—	—	26,526	26,526	—
Total	$—	$—	$11,511	$11,511	$1,880,975	$1,892,486	$11,511

At December 31, 2019:
Whole loans, floating-rate	$—	$—	$11,503	$11,503	$1,749,094	$1,760,597	$11,503
Mezzanine loan	—	—	—	—	4,700	4,700	—
Preferred equity investment	—	—	—	—	26,148	26,148	—
Total	$—	$—	$11,503	$11,503	$1,779,942	$1,791,445	$11,503

(1)

Includes one whole loan, with an amortized cost of $11.5 million, which was in maturity default at March 31, 2020 and December 31, 2019. The loan is performing with respect to debt service due in accordance with a forbearance agreement at March 31, 2020 and December 31, 2019. During the three months ended March 31, 2020 and 2019, the Company recognized interest income of $159,000 and $165,000, respectively, on this whole loan.

(2)	The total amortized cost of CRE loans excluded accrued interest receivable of $6.9 million and $6.7 million at March 31, 2020 and December 31, 2019, respectively.

Troubled-Debt Restructurings

There were no TDRs for the three months ended March 31, 2020 and 2019.

NOTE 7 - INVESTMENT SECURITIES AVAILABLE-FOR-SALE

The following table summarizes the Company’s investment securities available-for-sale, carried at fair value, including those pledged as collateral (in thousands, except amounts in footnotes):

	Amortized Cost (1)	Unrealized Gains	Unrealized Losses	Fair Value (2)
At March 31, 2020:
CMBS, fixed-rate	$36,152	$—	$(106)	$36,046
CMBS, floating-rate	41,198	—	—	41,198
Total	$77,350	$—	$(106)	$77,244

	Amortized Cost (1)	Unrealized Gains	Unrealized Losses	Fair Value (2)
At December 31, 2019:
CMBS, fixed-rate	$132,235	$6,596	$(792)	$138,039
CMBS, floating-rate	382,659	995	(979)	382,675
Total	$514,894	$7,591	$(1,771)	$520,714

(1)	The amortized cost of CMBS excluded accrued interest receivable of $412,000 and $1.1 million at March 31, 2020 and December 31, 2019, respectively.
(2)

At March 31, 2020 and December 31, 2019, investment securities available-for-sale with fair values of $74.1 million and $466.9 million, respectively, were pledged as collateral under related financings.

Beginning in the first quarter of 2020, the COVID-19 pandemic produced material and previously unforeseeable liquidity shocks to credit markets. This resulted in significant declines in the pricing of the Company’s investment securities available-for-sale, which triggered substantial margin calls by its counterparties and, in certain cases, formal notices of events of default, all of which have been withdrawn or rescinded as of April 19, 2020 (see Note 9). As a result of these circumstances and the uncertainty caused by the COVID-19 pandemic, substantially all of the Company’s remaining CMBS available-for-sale were sold as of April 2020.

(Back to Index)

(Back to Index)

EXANTAS CAPITAL CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

MARCH 31, 2020

(unaudited)

During the three months ended March 31, 2020, the Company realized losses related to trades that were executed in March 2020 and settled in April 2020 of $118.8 million in connection with the sale of 49 CMBS, with total amortized cost of $401.3 million.

At March 31, 2020, the Company determined that its remaining 20 CMBS were impaired and the securities would be sold before they could recover their values. As a result, during the three months ended March 31, 2020, the Company recorded unrealized losses of $66.6 million on the consolidated statement of operations with an offsetting charge directly to the amortized cost bases of the securities.

Historically, the Company measured its investment securities available-for-sale for other-than-temporary impairment. The Company recognized no other-than-temporary impairments on the investment securities available-for-sale during the three months ended March 31, 2019.

NOTE 8 - INVESTMENTS IN UNCONSOLIDATED ENTITIES

The Company’s investments in unconsolidated entities at March 31, 2020 and December 31, 2019 comprised a 100% interest in the common shares of RCT I and RCT II, respectively, with a value of $1.5 million in the aggregate, or 3.0% of each trust. The Company records its investments in RCT I and RCT II’s common shares as investments in unconsolidated entities using the cost method, recording dividend income when declared by RCT I and RCT II. During the three months ended March 31, 2020 and 2019, the Company recorded dividends from the investments in RCT I and RCT II’s common shares, reported in other revenue on the consolidated statement of operations, of $23,000 and $26,000, respectively.

(Back to Index)

(Back to Index)

EXANTAS CAPITAL CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

MARCH 31, 2020

(unaudited)

NOTE 9 - BORROWINGS

The Company historically has financed the acquisition of its investments, including investment securities and loans, through the use of secured and unsecured borrowings in the form of securitized notes, repurchase agreements, secured term warehouse financing facilities, convertible senior notes and trust preferred securities issuances. Certain information with respect to the Company’s borrowings is summarized in the following table (dollars in thousands, except amounts in footnotes):

	Principal Outstanding	Unamortized Issuance Costs and Discounts	Outstanding Borrowings	Weighted Average Borrowing Rate	Weighted Average Remaining Maturity	Value of Collateral
At March 31, 2020:
XAN 2018-RSO6 Senior Notes	$123,849	$697	$123,152	2.49%	15.2 years	$240,622
XAN 2019-RSO7 Senior Notes	580,514	4,471	576,043	2.12%	16.1 years	681,871
XAN 2020-RSO8 Senior Notes	393,280	5,552	387,728	2.11%	14.9 years	522,631
Unsecured junior subordinated debentures	51,548	—	51,548	5.52%	16.4 years	—
4.50% Convertible Senior Notes	143,750	9,258	134,492	4.50%	2.4 years	—
CRE - term warehouse financing facilities (1)(2)	278,226	2,118	276,108	2.84%	253 days	382,377
CMBS - short term repurchase agreements (3)(4)	175,861	—	175,861	—%	18 days	175,861
Total	$1,747,028	$22,096	$1,724,932	2.60%	10.6 years	$2,003,362

	Principal Outstanding	Unamortized Issuance Costs and Discounts	Outstanding Borrowings	Weighted Average Borrowing Rate	Weighted Average Remaining Maturity	Value of Collateral
At December 31, 2019:
XAN 2018-RSO6 Senior Notes	$177,118	$1,352	$175,766	3.17%	15.5 years	$293,890
XAN 2019-RSO7 Senior Notes	575,679	5,007	570,672	3.03%	16.3 years	687,037
Unsecured junior subordinated debentures	51,548	—	51,548	5.90%	16.7 years	—
4.50% Convertible Senior Notes	143,750	10,137	133,613	4.50%	2.6. years	—
8.00% Convertible Senior Notes	21,182	9	21,173	8.00%	15 days	—
CRE - term warehouse financing facilities (1)	547,619	2,714	544,905	3.71%	1.2 years	705,221
CMBS - short term repurchase agreements (3)	374,900	—	374,900	2.87%	21 days	484,398
Total	$1,891,796	$19,219	$1,872,577	3.45%	7.4 years	$2,170,546

(1)	Principal outstanding includes accrued interest payable of $308,000 and $810,000 at March 31, 2020 and December 31, 2019, respectively.
(2)	Between April 2020 and May 2020, CRE - term warehouse financing facilities paid down by $40.2 million.
(3)	Principal outstanding includes accrued interest payable of $470,000 at December 31, 2019. There was no accrued interest payable at March 31, 2020.
(4)	Value of the collateral includes unrestricted cash of $4.9 million at March 31, 2020. CMBS - short-term repurchase agreements were repaid in full in April 2020.

Securitizations

The following table sets forth certain information with respect to the Company’s consolidated securitizations at March 31, 2020 (in thousands):

	Closing Date	Maturity Date	End of Designated Principal Reinvestment Period (1)	Total Note Paydowns Received from Closing Date through March 31, 2020
XAN 2018-RSO6	June 2018	June 2035	December 2020	$273,603
XAN 2019-RSO7	April 2019	April 2036	April 2022	$5,298
XAN 2020-RSO8	March 2020	March 2035	March 2023	$—

(1)

The designated principal reinvestment period is the period in which principal repayments can be utilized to purchase loans held outside of the respective securitization that represent the funded commitments of existing collateral in the respective securitization that were not funded as of the date the respective securitization was closed.

The investments held by the Company’s securitizations collateralize the securitizations’ borrowings and, as a result, are not available to the Company, its creditors, or stockholders. All senior notes of the securitizations held by the Company at March 31, 2020 and December 31, 2019 were eliminated in consolidation.

(Back to Index)

(Back to Index)

EXANTAS CAPITAL CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

MARCH 31, 2020

(unaudited)

XAN 2020-RSO8

In March 2020, the Company closed Exantas Capital Corp. 2020-RSO8, Ltd. (“XAN 2020-RSO8”), a $522.6 million CRE debt securitization transaction that provided financing for CRE loans. XAN 2020-RSO8 issued a total of $435.7 million of non-recourse, floating-rate notes at par, of which RCC RE purchased 100% of the Class D and Class E notes. The Company’s investments in the Class D and Class E notes were financed by CMBS short-term repurchase agreements and were sold in conjunction with the disposition of the Company’s CMBS portfolio in April 2020 (See Note 7). Additionally, RCC RE purchased 100% of the Class F and Class G notes and a subsidiary of RCC RE purchased 100% of the outstanding preference shares. The notes purchased by RCC RE are subordinated in right of payment to all other senior notes issued by XAN 2020-RSO8, but are senior in right of payment to the preference shares. The preference shares are subordinated in right of payment to all other securities issued by XAN 2020-RSO8.

At closing, the senior notes issued to investors consisted of the following classes: (i) $295.3 million of Class A notes bearing interest at one-month LIBOR plus 1.15%, increasing to 1.40% in November 2024; (ii) $39.2 million of Class A-S notes bearing interest at one-month LIBOR plus 1.45%, increasing to 1.70% in December 2024; (iii) $26.1 million of Class B notes bearing interest at one-month LIBOR plus 1.75%, increasing to 2.25% in January 2025; (iv) $32.7 million of Class C notes bearing interest at one-month LIBOR plus 2.15%, increasing to 2.65% in January 2025; (v) $26.1 million of Class D notes bearing interest at one-month LIBOR plus 2.50%, increasing to 3.00% in February 2025; and (vi) $16.3 million of Class E notes bearing interest at one-month LIBOR plus 2.80%, increasing to 3.30% in February 2025.

All of the notes issued mature in March 2035, although the Company has the right to call the notes anytime after March 2022. Principal repayments received, after closing and ending in March 2023, may be used to purchase funding participations with respect to existing collateral held outside of the securitization.

Corporate Debt

4.50% Convertible Senior Notes and 8.00% Convertible Senior Notes

The Company issued $100.0 million aggregate principal of its 8.00% convertible senior notes due 2020 (“8.00% Convertible Senior Notes”) and $143.8 million aggregate principal of its 4.50% convertible senior notes due 2022 (“4.50% Convertible Senior Notes”) in January 2015 and August 2017, respectively. In conjunction with the issuance of the 4.50% Convertible Senior Notes, the Company extinguished $78.8 million of aggregate principal of its 8.00% Convertible Senior Notes. In January 2020, the remaining 8.00% Convertible Senior notes were paid off upon maturity.

The following table summarizes the 4.50% Convertible Senior Notes at March 31, 2020 (dollars in thousands, except the conversion prices and amounts in the footnotes):

	Principal Outstanding	Borrowing Rate	Effective Rate (1)	Conversion Rate (2)(3)	Conversion Price (3)	Maturity Date
4.50% Convertible Senior Notes	$143,750	4.50%	7.43%	83.1676	$12.02	August 15, 2022

(1)

Includes the amortization of the market discounts and deferred debt issuance costs, if any, for the 4.50% Convertible Senior Notes recorded in interest expense on the consolidated statements of operations.

(2)

Represents the number of shares of common stock per $1,000 principal amount of the 4.50% Convertible Senior Notes’ principal outstanding, subject to adjustment as provided in the Third Supplemental Indenture (the “4.50% Convertible Senior Notes Indenture”).

(3)

The conversion rate and conversion price of the 4.50% Convertible Senior Notes at March 31, 2020 are adjusted to reflect quarterly cash distributions in excess of a $0.10 distribution threshold, as defined in the 4.50% Convertible Senior Notes Indenture.

The 4.50% Convertible Senior Notes are convertible at the option of the holder at any time up until one business day before the respective maturity date and may be settled in cash, the Company’s common stock or a combination of cash and the Company’s common stock, at the Company’s election. The Company may not redeem the 4.50% Convertible Senior Notes prior to maturity. The closing price of the Company’s common stock was $2.76 on March 31, 2020, which did not exceed the conversion price of its 4.50% Convertible Senior Notes at March 31, 2020.

(Back to Index)

(Back to Index)

EXANTAS CAPITAL CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

MARCH 31, 2020

(unaudited)

Term Warehouse Financing Facilities and Repurchase Agreements

Borrowings under the Company’s term warehouse facilities and repurchase agreements are guaranteed by the Company or one of its subsidiaries. The following table sets forth certain information with respect to the Company’s term warehouse financing facilities and repurchase agreements (dollars in thousands, except amounts in footnotes):

	March 31, 2020				December 31, 2019
	Outstanding Borrowings (1)	Value of Collateral	Number of Positions as Collateral	Weighted Average Interest Rate	Outstanding Borrowings (1)	Value of Collateral	Number of Positions as Collateral	Weighted Average Interest Rate
CRE - Term Warehouse Financing Facilities (2)
Wells Fargo Bank, N.A. (3)	$145,547	$191,046	24	2.73%	$225,217	$291,903	28	3.70%
Barclays Bank PLC (4)	109,421	159,108	14	3.02%	111,881	145,035	14	3.99%
JPMorgan Chase Bank, N.A. (5)	21,140	32,223	3	2.65%	207,807	268,283	17	3.56%

CMBS - Short-Term Repurchase Agreements (6)
Deutsche Bank Securities Inc.	8,181	8,181	—	—%	37,141	57,331	6	3.13%
JP Morgan Securities LLC	42,510	42,510	10	—%	33,703	42,075	13	2.87%
Barclays Capital Inc.	101,219	101,219	10	—%	87,643	112,939	7	2.82%
RBC Capital Markets, LLC	13,366	13,366	—	—%	34,829	47,081	5	2.96%
RBC (Barbados) Trading Bank Corporation	10,585	10,585	—	—%	181,584	224,972	30	2.82%
Total	$451,969	$558,238			$919,805	$1,189,619

(1)	Outstanding borrowings include accrued interest payable.
(2)	Between April 2020 and May 2020, CRE - term warehouse financing facilities paid down by $40.2 million.
(3)	Includes $347,000 and $607,000 of deferred debt issuance costs at March 31, 2020 and December 31, 2019, respectively.
(4)	Includes $657,000 and $817,000 of deferred debt issuance costs at March 31, 2020 and December 31, 2019, respectively.
(5)	Includes $1.1 million and $1.3 million of deferred debt issuance costs at March 31, 2020 and December 31, 2019, respectively.
(6)	Value of the collateral includes unrestricted cash of $4.9 million at March 31, 2020. CMBS - short-term agreements were repaid in full in April 2020.

The following table shows information about the amount at risk under the repurchase facilities at March 31, 2020 (dollars in thousands):

	Amount at Risk (1)	Weighted Average Remaining Maturity	Weighted Average Interest Rate
At March 31, 2020:
CRE - Term Warehouse Financing Facilities
Wells Fargo Bank, N.A.	$45,779	112 days	2.73%
Barclays Bank PLC	$49,522	1.0 years	3.02%
JPMorgan Chase Bank, N.A.	$10,069	1.6 years	2.65%
CMBS - Short-Term Repurchase Agreements
Deutsche Bank Securities Inc.	$—	—	—%
JP Morgan Securities LLC	$143	21 days	—%
Barclays Capital Inc.	$32	17 days	—%
RBC (Barbados) Trading Bank Corporation	$—	—	—%
RBC Capital Markets, LLC	$—	—	—%

(1)	Equal to the total of the estimated fair value of securities or loans sold and accrued interest receivable, minus the total of the repurchase agreement liabilities and accrued interest payable.

CRE - Term Warehouse Financing Facilities

In May 2020, Wells Fargo Bank, N.A. revised the minimum equity financial covenant required of the Company as of March 31, 2020 and provided a framework to avoid credit-based markdowns for approximately four months.

(Back to Index)

(Back to Index)

EXANTAS CAPITAL CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

MARCH 31, 2020

(unaudited)

In April 2018, a wholly-owned subsidiary of the Company entered into a master repurchase agreement (the “Barclays Facility”) with Barclays Bank PLC (“Barclays”) to finance the origination of CRE loans. In connection with the Barclays Facility, the Company entered into a guaranty agreement (the “Barclays Guaranty”) pursuant to which the Company fully guaranteed all payments and performance under the Barclays Facility. In May 2020, the Company entered into an amendment to the Barclays Guaranty that revised its minimum equity financial covenant as of March 1, 2020. Barclays also provided a framework to avoid credit-based markdowns for approximately four months.

In October 2018, an indirect wholly-owned subsidiary of the Company entered into a master repurchase agreement (the “JPMorgan Chase Facility”) with JPMorgan Chase Bank, N.A. (“JPMorgan Chase”) to finance the origination of CRE loans. In connection with the JPMorgan Chase Facility, the Company entered into a guaranty agreement (the “JPMorgan Chase Guaranty”) pursuant to which the Company fully guaranteed all payments and performance under the JPMorgan Chase Facility. In May 2020, the Company entered into an amendment to the JPMorgan Chase Guarantee that revised its minimum equity financial covenant as of February 29, 2020.

The Company would not have been in compliance with its previous minimum equity covenants on its CRE term warehouse financing facilities at March 31, 2020, primarily as a result of the loss on the disposition of its financed CMBS portfolio (See Note 7). However, the Company subsequently sought and received agreements with all of its lenders that retroactively reduced its minimal equity requirements under its agreements, allowing the Company to comply with its minimum equity requirements at March 31, 2020.

The Company was in compliance with all of its covenants at March 31, 2020.

CMBS - Short-Term Repurchase Agreements

The COVID-19 pandemic produced material and previously unforeseeable liquidity shocks in credit markets causing significant declines in the pricing of the Company’s investment securities available-for-sale that were collateral for the Company’s CMBS short-term repurchase facilities (See Note 7). As a result, in March 2020, the Company received written notices from RBC Capital Markets, LLC, RBC (Barbados) Trading Bank Corporation and Deutsche Bank Securities Inc. alleging that events of default had occurred under the Company’s associated repurchase agreements as a result of not meeting certain margin calls. These notices were subsequently either withdrawn or rescinded. The Company had no outstanding balances on its CMBS - short-term repurchase agreements in April 2020.

Contractual maturity dates of the Company’s borrowings’ principal outstanding by category and year are presented in the table below (in thousands):

	Total	2020	2021	2022	2023	2024 and Thereafter
At March 31, 2020:
CRE securitizations	$1,097,643	$—	$—	$—	$—	$1,097,643
Unsecured junior subordinated debentures	51,548	—	—	—	—	51,548
4.50% Convertible Senior Notes	143,750	—	—	143,750	—	—
Term warehouse financing facilities and repurchase agreements (1)	454,087	321,755	132,332	—	—	—
Total	$1,747,028	$321,755	$132,332	$143,750	$—	$1,149,191

(1)	Includes accrued interest payable in the balances of principal outstanding.

NOTE 10 - SHARE ISSUANCE AND REPURCHASE

On or after July 30, 2024, the Company may, at its option, redeem its 8.625% Fixed-to-Floating Series C Cumulative Redeemable Preferred Stock (“Series C Preferred Stock”), in whole or in part, at any time and from time to time, for cash at $25.00 per share, plus accrued and unpaid distributions, if any, to the redemption date. Effective July 30, 2024 and thereafter, the Company will pay cumulative distributions on the Series C Preferred Stock at a floating rate equal to three-month LIBOR plus 5.927% per annum based on the $25.00 liquidation preference, provided that such floating rate shall not be less than the initial rate of 8.625% at any date of determination.

At March 31, 2020, the Company had 4.8 million shares of Series C Preferred Stock outstanding, with a weighted average issuance price, excluding offering costs, of $25.00.

(Back to Index)

(Back to Index)

EXANTAS CAPITAL CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

MARCH 31, 2020

(unaudited)

In March 2016, the Board approved a securities repurchase program for up to $50.0 million of its outstanding securities. During the three months ended March 31, 2020 and 2019, the Company did not repurchase any shares of its common or preferred stock through this program. At March 31, 2020, $44.9 million remains available under this repurchase plan.

NOTE 11 - SHARE-BASED COMPENSATION

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

The following table summarizes the Company’s restricted common stock transactions:

	Non-Employee Directors	Non- Employees (1)	Total
Unvested shares at January 1, 2020	24,558	396,404	420,962
Issued	13,689	177,766	191,455
Vested	(17,416)	(213,688)	(231,104)
Forfeited	—	(29,988)	(29,988)
Unvested shares at March 31, 2020	20,831	330,494	351,325

(1)	Non-employees are employees of C-III or Resource America, Inc. (“Resource America”).

The fair values at grant date of the shares of restricted common stock granted to non-employees during the three months ended March 31, 2020 and 2019 was $2.1 million and $2.0 million, respectively. The fair values at grant date of shares of restricted common stock issued to the Company’s seven and eight non-employee directors that served at any time during the three months ended March 31, 2020 and 2019, respectively, were $145,000 and $185,000, respectively.

At March 31, 2020, the total unrecognized restricted common stock expense for non-employees was $2.4 million, with a weighted average amortization period remaining of 2.5 years. At December 31, 2019, the total unrecognized restricted common stock expense for non-employees was $1.1 million, with a weighted average amortization period remaining of 1.8 years.

The following table summarizes restricted common stock grants during the three months ended March 31, 2020:

Grant Date (1)	Shares (1)	Vesting per Year (1)	Vesting Date(s) (1)
January 21, 2020	177,766	33%	January 21, 2021, January 21, 2022 and January 22, 2023
February 3, 2020	2,843	100%	February 3, 2021
March 9, 2020	10,846	100%	March 9, 2021

The following table summarizes the status of the Company’s vested stock options at March 31, 2020:

Vested Options	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Vested at January 1, 2020	10,000	$25.60
Vested	—	—
Exercised	—	—
Forfeited	—	—
Expired	—	—
Vested at March 31, 2020	10,000	$25.60	1.13	$—

There were no options granted during the three months ended March 31, 2020 or 2019. The outstanding stock options have contractual terms of ten years and will expire in 2021.

(Back to Index)

(Back to Index)

EXANTAS CAPITAL CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

MARCH 31, 2020

(unaudited)

The components of equity compensation expense for the periods presented are as follows (in thousands):

	For the Three Months Ended
	March 31,
	2020	2019
Restricted shares granted to non-employees (1)	$435	$611
Restricted shares granted to non-employee directors	63	72
Total	$498	$683

(1)	Non-employees are employees of C-III or Resource America.

Under the Company’s Third Amended and Restated Management Agreement, as amended (“Management Agreement”), incentive compensation is paid quarterly. Up to 75% of the incentive compensation is paid in cash and at least 25% is paid in the form of an award of common stock, recorded in management fees on the consolidated statements of operations. The Manager received no incentive compensation for the three months ended March 31, 2020 or 2019.

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

NOTE 12 - EARNINGS PER SHARE

The following table presents a reconciliation of basic and diluted earnings (losses) per common share for the periods presented as follows (dollars in thousands, except per share amounts):

	For the Three Months Ended
	March 31,
	2020	2019
Net (loss) income from continuing operations	$(196,476)	$8,170
Net income allocated to preferred shares	(2,588)	(2,588)
Net (loss) income from continuing operations allocable to common shares	(199,064)	5,582
Net loss from discontinued operations, net of tax	(45)	(37)
Net (loss) income allocable to common shares	$(199,109)	$5,545

Weighted average number of common shares outstanding:
Weighted average number of common shares outstanding - basic	31,626,204	31,379,253
Effect of dilutive securities - unvested restricted stock	—	152,033
Weighted average number of common shares outstanding - diluted	31,626,204	31,531,286

Net (loss) income per common share - basic:
Continuing operations	$(6.30)	$0.18
Discontinued operations	—	—
Net (loss) income per common share - basic	$(6.30)	$0.18
Net (loss) income per common share - diluted:
Continuing operations	$(6.30)	$0.18
Discontinued operations	—	—
Net (loss) income per common share - diluted	$(6.30)	$0.18

(Back to Index)

(Back to Index)

EXANTAS CAPITAL CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

MARCH 31, 2020

(unaudited)

For the 4.50% Convertible Senior Notes, the Company has the intent and ability to settle the principal amount in cash and intends to settle the conversion feature for the amount above the conversion price, or the conversion spread, if any, in common stock. The Company uses the treasury stock method for calculating any potential dilutive effect of the conversion spread on diluted earnings per share, if applicable. The conversion spread will have a dilutive impact on diluted earnings per share when the average market price of the Company’s common stock for a given period exceeds the conversion price of the 4.50% Convertible Senior Notes. For the three months ended March 31, 2020, the average market price of the Company’s common stock did not exceed the conversion price of the 4.50% Convertible Senior Notes and for the three months ended March 31, 2019 the average market price of the Company’s common stock did not exceed the conversion price of the 4.50% Convertible Senior Notes and 8.00% Convertible Senior Notes and as such the convertible senior notes have been excluded from the computation of diluted earnings per share. The conversion rate and conversion price for the 4.50% Convertible Senior Notes are described further in Note 9.

NOTE 13 - DISTRIBUTIONS

In order to qualify as a REIT, the Company must currently distribute at least 90% of its taxable income. In addition, the Company must distribute 100% of its taxable income in order to not be subject to corporate federal income taxes on retained income. The Company anticipates it will distribute substantially all of its taxable income to its stockholders. Because taxable income differs from cash flow from operations due to non-cash revenues or expenses (such as provisions for credit losses and depreciation), in certain circumstances the Company may generate operating cash flow in excess of its distributions or, alternatively, may be required to borrow funds to make sufficient distribution payments.

The Company’s 2020 distributions are, and will be, determined by the Board, which will also consider the composition of any distributions declared, including the option of paying a portion in cash and the balance in additional shares of common stock.

For the quarter ended March 31, 2020, the Company declared, but subsequently rescinded and did not pay any common share distributions. For the quarter ended March 31, 2019, the Company declared and subsequently paid distributions of $0.20 per common share.

For the quarter ended March 31, 2020, the Company declared, but subsequently rescinded and did not pay any preferred stock distributions. For the quarter ended March 31, 2019, the Company declared and subsequently paid distributions of $0.54 per share of its Series C Preferred Stock.

The following tables present distributions declared (on a per share basis) for the year ended December 31, 2019:

	Common Stock
	Date Paid	Total Distributions Paid	Distributions Per Share
		(in thousands)
2019
December 31	January 28, 2020	$8,767	$0.275
September 30	October 25	$7,967	$0.25
June 30	July 26	$7,172	$0.225
March 31	April 26	$6,373	$0.20

	Series C Preferred Stock
	Date Paid	Total Distributions Paid	Distributions Per Share
	(in thousands)
2019
December 31	January 30, 2020	$2,587	$0.539063
September 30	October 30	$2,588	$0.539063
June 30	July 30	$2,587	$0.539063
March 31	April 30	$2,588	$0.539063

(Back to Index)

(Back to Index)

EXANTAS CAPITAL CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

MARCH 31, 2020

(unaudited)

NOTE 14 - ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

The following table presents the changes in each component of accumulated other comprehensive (loss) income for the three months ended March 31, 2020 (in thousands):

	Net Unrealized Gain (Loss) on Derivatives	Net Unrealized (Loss) Gain on Investment Securities Available-for-Sale without an Allowance for Credit Losses	Accumulated Other Comprehensive (Loss) Income
Balance at January 1, 2020	$(3,999)	$5,820	$1,821
Other comprehensive (loss) income before reclassifications	(6,749)	(191,283)	(198,032)
Amounts reclassified from accumulated other comprehensive income (1)	(23)	185,357	185,334
Balance at March 31, 2020	$(10,771)	$(106)	$(10,877)

(1)

Amounts reclassified from accumulated other comprehensive income are reclassified to interest expense and net realized and unrealized gain on investment securities available-for-sale and loans and derivatives on the Company’s consolidated statements of operations.

NOTE 15 - RELATED PARTY TRANSACTIONS

Relationship with C-III and Certain of its Subsidiaries. The Manager is a wholly-owned subsidiary of Resource America, which is a wholly-owned subsidiary of C-III, a leading CRE investment management and services company engaged in a broad range of activities, including loan servicing, fund management, CDO management, principal investment, zoning due diligence and investment sales. C-III is indirectly controlled and partially owned by Island Capital Group LLC (“Island Capital”), of which Andrew L. Farkas, the Company’s Chairman, is the managing member. Mr. Farkas is also chairman and chief executive officer of C-III. In addition, Robert C. Lieber, the Company’s Chief Executive Officer, and Matthew J. Stern, the Company’s President, are executive managing directors of both C-III and Island Capital. Jeffrey P. Cohen, who is a member of the Company’s Board, is president of both C-III and Island Capital. Those officers and the Company’s other executive officers are also officers of the Company’s Manager, Resource America, C-III and/or affiliates of those companies. At March 31, 2020, C-III indirectly beneficially owned 780,025, or 2.4%, of the Company’s outstanding common stock.

The Company has a Management Agreement with the Manager, amended and restated on December 14, 2017 and further amended on February 20, 2020, pursuant to which the Manager provides the day-to-day management of the Company’s operations and receives substantial fees. For each of the three months ended March 31, 2020 and 2019, the Manager earned base management fees of approximately $2.1 million. No incentive compensation was earned for the three months ended March 31, 2020 and 2019. At March 31, 2020 and December 31, 2019, $692,000 and $701,000, respectively, of base management fees were payable by the Company to the Manager. There was no incentive compensation payable at March 31, 2020 and December 31, 2019. The Manager and its affiliates provide the Company with a Chief Financial Officer and a sufficient number of additional accounting, finance, tax and investor relations professionals. The Company reimburses the Manager’s and its affiliates’ expenses for (a) the wages, salaries and benefits of the Chief Financial Officer, (b) a portion of the wages, salaries and benefits of accounting, finance, tax and investor relations professionals, in proportion to such personnel’s percentage of time allocated to the Company’s operations, and (c) personnel principally devoted to the Company’s ancillary operating subsidiaries. The Company reimburses out-of-pocket expenses and certain other costs incurred by the Manager and its affiliates that relate directly to the Company’s operations. For the three months ended March 31, 2020 and 2019, the Company reimbursed the Manager $1.9 million and $1.0 million, respectively, for all such compensation and costs. At March 31, 2020 and December 31, 2019, the Company had payables to Resource America and its subsidiaries pursuant to the Management Agreement totaling approximately $464,000 and $1.1 million, respectively. The Company’s base management fee payable and expense reimbursements payable are recorded in management fee payable and accounts payable and other liabilities on the consolidated balance sheets, respectively.

At March 31, 2020, the Company retained equity in six securitization entities that were structured for the Company by the Manager, although three of the securitization entities had been substantially liquidated as of March 31, 2020. Under the Management Agreement, the Manager was not separately compensated by the Company for executing these transactions and is not separately compensated for managing the securitization entities and their assets.

(Back to Index)

(Back to Index)

EXANTAS CAPITAL CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

MARCH 31, 2020

(unaudited)

Relationship with Resource Real Estate, LLC. Resource Real Estate, LLC (“Resource Real Estate”), an indirect wholly-owned subsidiary of Resource America and C-III, originates, finances and manages the Company’s CRE loan portfolio. The Company reimburses Resource Real Estate for loan origination costs associated with all loans originated. At March 31, 2020 and December 31, 2019, the Company had receivables from Resource Real Estate for loan deposits of $15,000 and $101,000, respectively.

Resource Real Estate served as special servicer for the following liquidated real estate securitization transactions, which provided financing for CRE loans: (i) Resource Capital Corp. 2014-CRE2, Ltd., a $353.9 million securitization that closed in July 2014 and liquidated in August 2017; (ii) Resource Capital Corp. 2015-CRE3, Ltd., a $346.2 million securitization that closed in February 2015 and liquidated in August 2018; (iii) Resource Capital Corp. 2015-CRE4, Ltd., a $312.9 million securitization that closed in August 2015 and liquidated in July 2018; and (iv) Resource Capital Corp. 2017-CRE5, Ltd. (“RCC 2017-CRE5”), a $376.7 million securitization that closed in July 2017 and liquidated in July 2019. Resource Real Estate serves as special servicer for XAN 2020-RSO8, a $522.6 million securitization that closed in March 2020. Resource Real Estate did not earn any special servicing fees during the three months ended March 31, 2020 and 2019.

Relationship with C-III Commercial Mortgage and C3AM. In May 2019, RCC RE entered into a Mortgage Loan Sale and Purchase Agreement (the “May 2019 Loan Acquisition Agreement”) with C-III Commercial Mortgage LLC (“C-III Commercial Mortgage”), a wholly-owned subsidiary of C-III, that provided for the acquisition by RCC RE of certain CRE loans on a servicing-released basis at par, plus accrued and unpaid interest on each loan for an aggregate purchase price of $197.6 million. In accordance with the terms of the May 2019 Loan Acquisition Agreement, C-III Commercial Mortgage retains its title to all exit fees in excess of 0.50% of the outstanding principal balance. During the three months ended March 31, 2020, C-III Commercial Mortgage earned exit fees of $3,000. The Company had no outstanding payables to C-III Commercial Mortgage at March 31, 2020 and December 31, 2019.

C3AM served as the primary servicer for the CRE loans acquired in the May 2019 Loan Acquisition Agreement and for the CRE loans collateralizing RCC 2017-CRE5, Exantas Capital Corp. 2018-RSO6, Ltd. (“XAN 2018-RSO6”), a $514.2 million securitization that closed in June 2018, and Exantas Capital Corp. 2019-RSO7, Ltd. (“XAN 2019-RSO7”), a $687.2 million securitization that closed in April 2019. C3AM served as special servicer for C40, XAN 2018-RSO6 and XAN 2019-RSO7, under which it received a base special servicing fee. During the three months ended March 31, 2019, C3AM earned approximately $91,000 in servicing fees. C3AM did not earn any special servicing fees during the three months March 31, 2019. The Company had payables to C3AM of approximately $37,000 at December 31, 2019.

On December 31, 2019, C3AM was sold by C-III to an unaffiliated third party. As such, C3AM is no longer a related party under common control effective January 1, 2020.

NOTE 16 - FAIR VALUE OF FINANCIAL INSTRUMENTS

The following table presents the Company’s financial instruments carried at fair value on a recurring basis based upon the fair value hierarchy (in thousands):

	Level 1	Level 2	Level 3	Total
At March 31, 2020:
Assets:
Investment securities available-for-sale	$—	$—	$77,244	$77,244
Total assets at fair value	$—	$—	$77,244	$77,244
Liabilities:
Derivatives	$—	$11,326	$—	$11,326
Total liabilities at fair value	$—	$11,326	$—	$11,326
At December 31, 2019:
Assets:
Investment securities available-for-sale	$—	$—	$520,714	$520,714
Derivatives	—	30	—	30
Total assets at fair value	$—	$30	$520,714	$520,744
Liabilities:
Derivatives	$—	$4,558	$—	$4,558
Total liabilities at fair value	$—	$4,558	$—	$4,558
(Back to Index)

(Back to Index)

EXANTAS CAPITAL CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

MARCH 31, 2020

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

The following table presents additional information about the Company’s assets that are measured at fair value on a recurring basis for which the Company has utilized Level 3 inputs (in thousands):

CMBS
Balance, January 1, 2020	$520,714
Included in earnings	(184,741)
Purchases	24,600
Sales	(37,764)
Paydowns	(4,733)
Relinquishments	(234,906)
Included in other comprehensive income	(5,926)
Balance, March 31, 2020	$77,244

To measure the fair value of an asset held for sale, the Company primarily uses appraisals obtained from third-parties as a practical expedient. The Company may also use the present value of estimated cash flows, market price, if available, or other determinants of the fair value of the collateral less estimated disposition costs.

In November 2019, the Company foreclosed on its remaining legacy CRE loan held for sale, and obtained ownership of the underlying property, which remains classified as an asset held for sale on the consolidated balance sheets, recorded at the lower of cost or fair market value. In March 2020 the Company received a $13.5 million offer on the property. During the three months ended March 31, 2020 and 2019, the Company recorded losses of $3.8 million and $102,000, respectively, on the remaining CRE asset held for sale, which included protective advances to cover borrower operating losses of $491,000 and $102,000, respectively. The loss during the three months ended March 31, 2020 primarily included a $3.3 million fair value charge in connection with the offer received on the property adjusted for the estimated costs to sell. The loan had a fair value equal to $13.2 million and $16.5 million at March 31, 2020 and December 31, 2019, respectively.

The Company is required to disclose the fair value of financial instruments for which it is practicable to estimate that value. The fair values of the Company’s short-term financial instruments such as cash and cash equivalents, restricted cash, accrued interest receivable, principal paydowns receivable, accrued interest payable and distributions payable approximate their carrying values on the consolidated balance sheets. The fair values of the Company’s investment securities available-for-sale are reported in Note 7. The fair values of the Company’s derivative instruments are reported in Note 17.

The fair values of the Company’s loans held for investment are measured by discounting the expected future cash flows using the current interest rates at which similar loans would be made to borrowers with similar credit ratings and for the same remaining maturities. Par values of loans with variable interest rates are expected to approximate fair value. Fair values of loans with fixed rates are calculated using the net present values of future cash flows, discounted at market rates. The Company’s floating-rate CRE loans had interest rates from 4.25% to 7.63% and 4.45% to 7.96% at March 31, 2020 and December 31, 2019, respectively.

The fair value of the Company’s mezzanine loan is measured by discounting the expected cash flows using the future expected coupon rate. The Company’s mezzanine loan is discounted at a rate of 10.00%.

The fair value of the Company’s preferred equity investments are measured by discounting the expected cash flows using the future expected coupon rates. The Company’s preferred equity investments are discounted at rates of 12.08% and 11.54%.

Senior notes in CRE securitizations are valued using third-party pricing sources.

The fair values of the junior subordinated notes RCT I and RCT II are estimated by using a discounted cash flow model with discount rates of 8.99%.

The fair value of the convertible notes is determined using a discounted cash flow model that discounts the expected future cash flows using current interest rates on similar debts that do not have a conversion option. The 4.50% Convertible Senior Notes are discounted at a rate of 7.43%.

(Back to Index)

(Back to Index)

EXANTAS CAPITAL CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

MARCH 31, 2020

(unaudited)

Repurchase agreements are variable rate debt instruments indexed to LIBOR that reset periodically and, as a result, their carrying value approximates their fair value, excluding deferred debt issuance costs.

The fair values of the Company’s remaining financial instruments that are not reported at fair value on the consolidated balance sheets are reported in the following table (in thousands):

		Fair Value Measurements
	Carrying Value	Fair Value	Quoted Prices in Active Markets for Identical Assets of Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
At March 31, 2020:
Assets:
CRE whole loans held for investment	$1,844,003	$1,869,800	$—	$—	$1,869,800
CRE mezzanine loan	$4,508	$4,700	$—	$—	$4,700
CRE preferred equity investments	$23,334	$26,579	$—	$—	$26,579
Asset held for sale	$13,200	$13,200	$—	$—	$13,200
Liabilities:
Senior notes in CRE securitizations	$1,086,923	$933,239	$—	$—	$933,239
Junior subordinated notes	$51,548	$21,248	$—	$—	$21,248
Convertible notes	$134,492	$143,750	$—	$—	$143,750
Warehouse financing facilities and repurchase agreements	$451,969	$454,087	$—	$—	$454,087
At December 31, 2019:
Assets:
CRE whole loans held for investment	$1,759,137	$1,768,322	$—	$—	$1,768,322
CRE mezzanine loan	$4,700	$4,700	$—	$—	$4,700
CRE preferred equity investment	$26,148	$26,237	$—	$—	$26,237
Asset held for sale	$16,500	$16,500	$—	$—	$16,500
Liabilities:
Senior notes in CRE securitizations	$746,438	$754,023	$—	$—	$754,023
Junior subordinated notes	$51,548	$25,831	$—	$—	$25,831
Convertible notes	$154,786	$164,932	$—	$—	$164,932
Warehouse financing facilities and repurchase agreements	$919,805	$922,519	$—	$—	$922,519

NOTE 17 - MARKET RISK AND DERIVATIVE INSTRUMENTS

The Company is affected by changes in certain market conditions. These changes in market conditions may adversely impact the Company’s financial performance and are referred to as “market risks.” When deemed appropriate, the Company uses derivatives as a risk management tool to mitigate the potential impact of certain market risks. The primary market risks managed by the Company through the use of derivative instruments are interest rate risk and market price risk.

The Company may hold various derivatives in the ordinary course of business, including interest rate swaps. Interest rate swaps are contracts between two parties to exchange cash flows based on specified underlying notional amounts, assets and/or indices.

(Back to Index)

(Back to Index)

EXANTAS CAPITAL CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

MARCH 31, 2020

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

The Company classifies its interest rate risk hedges as cash flow hedges, which are hedges that eliminate the risk of changes in the cash flows of a financial asset or liability. The Company records changes in fair value of derivatives designated and effective as cash flow hedges in accumulated other comprehensive (loss) income, and records changes in fair value of derivatives designated and ineffective as cash flow hedges in earnings.

At March 31, 2020 and December 31, 2019, the Company had 20 and 19, respectively, interest rate swap contracts outstanding whereby the Company paid a weighted average fixed rate of 2.43% and 2.47%, respectively, and received a variable rate equal to one-month LIBOR. The aggregate notional amount of these contracts was $92.5 million and $90.2 million at March 31, 2020 and December 31, 2019, respectively. The counterparty for the Company’s designated interest rate hedge contracts at March 31, 2020 and December 31, 2019 was Wells Fargo.

There were no interest rate swaps in an asset position at March 31, 2020. At December 31, 2019, the estimated fair value of the Company’s interest rate swaps in an asset position was $30,000. At March 31, 2020 and December 31, 2019, the estimated fair value of the Company’s interest rate swaps in a liability position was $11.3 million and $4.6 million, respectively. The Company had aggregate unrealized losses of $10.8 million and $4.0 million on its interest rate swaps at March 31, 2020 and December 31, 2019, respectively, which are recorded in accumulated other comprehensive (loss) income on the consolidated balance sheets.

The Company terminated all of its interest rate swap positions associated with its financed CMBS portfolio in April 2020. At termination, the Company realized a loss of $11.8 million, of which $11.3 million was recognized in the Company’s consolidated balance sheets as an unrealized loss in accumulated other comprehensive (loss) income at March 31, 2020. The realized loss of $11.8 million will be amortized out of accumulated other comprehensive (loss) income and into earnings over the remaining life of the debt.

At March 31, 2020 and December 31, 2019, the Company had an unrealized gain of $507,000 and $530,000, respectively, attributable to two terminated interest rate swaps, in accumulated other comprehensive (loss) income on the consolidated balance sheets, to be accreted into earnings over the remaining life of the debt. The Company recorded accretion income, reported in interest expense on the consolidated statements of operations, of  $23,000 during the three months ended March 31, 2020 and 2019 to accrete the accumulated other comprehensive income on the terminated swap agreements.

The Company had a master netting agreement with Wells Fargo at March 31, 2020. Regulations promulgated under the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 mandate that the Company clear certain new interest rate swap transactions through a central counterparty. Transactions that are centrally cleared result in the Company facing a clearing house, rather than a swap dealer, as counterparty. Central clearing requires the Company to post collateral in the form of initial and variation margin to satisfy potential future obligations. The Company had no centrally cleared interest rate swaps with fair values in an asset position at March 31, 2020. At December 31, 2019, the Company had centrally cleared interest rate swaps with fair values in an asset position of $30,000. At March 31, 2020 and December 31, 2019, the Company had centrally cleared interest rate swaps with a fair value in a liability position of $11.3 million and $4.6 million, respectively.

The Company’s origination of fixed-rate CRE whole loans exposes it to market pricing risk in connection with the fluctuations of market interest rates. As market interest rates increase or decrease, the fair value of the fixed-rate CRE whole loans will decrease or increase accordingly. In order to mitigate this market price risk, the Company may enter into interest rate swap contracts in which it pays a fixed rate of interest in exchange for a variable rate of interest, usually three-month LIBOR. Unrealized gains and losses on the value of these swap contracts are recorded in other expense on the consolidated statements of operations.

(Back to Index)

(Back to Index)

EXANTAS CAPITAL CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

MARCH 31, 2020

(unaudited)

The following tables present the fair value of the Company’s derivative financial instruments at March 31, 2020 and December 31, 2019 on the Company’s consolidated balance sheets and the related effect of the derivative instruments on the consolidated statements of operations for the three months ended March 31, 2020 and 2019:

Fair Value of Derivative Instruments (in thousands)

	Liability Derivatives
At March 31, 2020	Notional Amount	Consolidated Balance Sheets Location	Fair Value
Interest rate swap contracts	$4,030	Derivatives, at fair value	$48
Interest rate swap contracts, hedging (1)	$92,541	Derivatives, at fair value	$11,278
Interest rate swap contracts, hedging	$92,541	Accumulated other comprehensive (loss) income	$(10,771)

	Asset Derivatives
At December 31, 2019	Notional Amount	Consolidated Balance Sheets Location	Fair Value
Interest rate swap contracts, hedging (1)	$2,630	Derivatives, at fair value	$30

	Liability Derivatives
	Notional Amount	Consolidated Balance Sheets Location	Fair Value
Interest rate swap contracts, hedging (1)	$87,551	Derivatives, at fair value	$4,558
Interest rate swap contracts, hedging	$90,181	Accumulated other comprehensive (loss) income	$(3,999)

(1)	Interest rate swap contracts are accounted for as cash flow hedges.

The Effect of Derivative Instruments on the Consolidated Statements of Operations (in thousands)

	Derivatives
Three Months Ended March 31, 2020	Consolidated Statements of Operations Location	Realized and Unrealized Gain (Loss) (1)
Interest rate swap contracts	Other (expense) income	$(48)
Interest rate swap contracts, hedging	Interest expense	$(196)

	Derivatives
Three Months Ended March 31, 2019	Consolidated Statements of Operations Location	Realized and Unrealized Gain (Loss)
Interest rate swap contracts, hedging	Interest expense	$13

(1)	Negative values indicate a decrease to the associated consolidated statement of operations line items.

NOTE 18 - OFFSETTING OF FINANCIAL ASSETS AND LIABILITIES

The following table presents a summary of the Company’s offsetting of derivative assets (in thousands):

				(iv) Gross Amounts Not Offset on the Consolidated Balance Sheets
	(i) Gross Amounts of Recognized Assets	(ii) Gross Amounts Offset on the Consolidated Balance Sheets	(iii) = (i) - (ii) Net Amounts of Assets Included on the Consolidated Balance Sheets	Financial Instruments	Cash Collateral Pledged	(v) = (iii) - (iv) Net Amount
At December 31, 2019:
Derivatives, at fair value	$30	$—	$30	$—	$—	$30

There were no derivatives with a fair value in an asset position at March 31, 2020.

(Back to Index)

(Back to Index)

EXANTAS CAPITAL CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

MARCH 31, 2020

(unaudited)

The following table presents a summary of the Company’s offsetting of financial liabilities and derivative liabilities (in thousands, except amounts in footnotes):

				(iv) Gross Amounts Not Offset on the Consolidated Balance Sheets
	(i) Gross Amounts of Recognized Liabilities	(ii) Gross Amounts Offset on the Consolidated Balance Sheets	(iii) = (i) - (ii) Net Amounts of Liabilities Included on the Consolidated Balance Sheets	Financial Instruments (1)	Cash Collateral Pledged	(v) = (iii) - (iv) Net Amount
At March 31, 2020:
Derivatives, at fair value (2)	$11,326	$—	$11,326	$—	$11,326	$—
Repurchase agreements and warehouse financing facilities (3)	451,969	—	451,969	402,377	49,592	—
Total	$463,295	$—	$463,295	$402,377	$60,918	$—
At December 31, 2019:
Derivatives, at fair value (2)	$4,558	$—	$4,558	$—	$4,558	$—
Repurchase agreements and warehouse financing facilities (3)	919,805	—	919,805	915,041	4,764	—
Total	$924,363	$—	$924,363	$915,041	$9,322	$—

(1)	Amounts represent financial instruments pledged that are available to be offset against liability balances associated with term warehouse financing facilities, repurchase agreements and derivatives.
(2)	The Company posted excess cash collateral of $4.0 million and $4.6 million related to interest rate swap contracts outstanding at March 31, 2020 and December 31, 2019, respectively.
(3)

The combined fair value of securities and loans pledged against the Company’s various repurchase agreements and term warehouse financing facilities was $558.2 million and $1.2 billion at March 31, 2020 and December 31, 2019, respectively.

All balances associated with repurchase agreements and derivatives are presented on a gross basis on the Company’s consolidated balance sheets.

Certain of the Company’s repurchase agreements and derivative transactions are governed by underlying agreements that generally provide for a right of offset in the event of default or in the event of a bankruptcy of either party to the transaction.

NOTE 19 - COMMITMENTS AND CONTINGENCIES

The Company may become involved in litigation on various matters due to the nature of the Company’s business activities. The resolution of these matters may result in adverse judgments, fines, penalties, injunctions and other relief against the Company as well as monetary payments or other agreements and obligations. In addition, the Company may enter into settlements on certain matters in order to avoid the additional costs of engaging in litigation. Except as discussed below, the Company is unaware of any contingencies arising from such litigation that would require accrual or disclosure in the consolidated financial statements at March 31, 2020.

Primary Capital Mortgage, LLC (“PCM”) is subject to potential litigation related to claims for repurchases or indemnifications on loans that PCM has sold to third parties. At March 31, 2020 and December 31, 2019, no such litigation demand was outstanding. Reserves for such litigation demands are included in the reserve for mortgage repurchases and indemnifications that totaled $1.7 million at March 31, 2020 and December 31, 2019. The reserves for mortgage repurchases and indemnifications are included in liabilities held for sale on the consolidated balance sheets.

Settled and Dismissed Litigation Matters

The Company did not have any pending litigation matters or general litigation reserve at March 31, 2020 or December 31, 2019.

(Back to Index)

(Back to Index)

EXANTAS CAPITAL CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

MARCH 31, 2020

(unaudited)

The Company previously disclosed two consolidated shareholder derivative actions filed in the Court that purported to assert claims on behalf of the Company similar to the claims in the New York State Actions (defined below) (collectively, the “Federal Actions”): (a) by shareholders who declined to make a demand on the Board prior to filing suit (the “Federal Demand Futile Actions”), which comprised a suit filed in January 2017 (the “Greenberg Action”), and another suit filed in January 2017 (the “DeCaro Action”) and (b) by shareholders who served demands on the Board to bring litigation and alleged that their demands were wrongfully refused (the “Federal Demand Refused Actions”), which comprised a suit filed in February 2017 (the “McKinney Action”), a suit filed in March 2017 (the “Sherek/Speigel Action”) and a suit filed in April 2017 (the “Sebenoler Action”). In January 2019, the parties to the Federal Actions executed a stipulation and agreement of settlement (the “Federal Actions Settlement Agreement”), which received final approval from the Court on May 17, 2019. Under the Federal Actions Settlement Agreement, the Company agreed to implement certain corporate governance changes and paid $550,000 in plaintiffs’ attorneys’ fees, funded by the Company’s insurers. In exchange for the settlement consideration, the defendants were released from liability for certain claims, including all claims asserted in the Federal Actions. Among other terms and conditions, the Federal Actions Settlement Agreement provided that the defendants deny any and all allegations of wrongdoing and maintained that they have acted lawfully and in accordance with their fiduciary duties at all times.

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

Impact of COVID-19

As discussed in Note 2, the impact of the COVID-19 pandemic in the United States and globally has, and will continue to, adversely impact the Company, its borrowers and their tenants, the properties securing its investments and the economy as a whole. The magnitude and duration of the COVID-19 pandemic could be significant and will depend on future developments, which are uncertain and cannot be predicted, including new information that may emerge about the severity of the pandemic, the extension of quarantines and restrictions on travel, the discovery of successful treatments and the ensuing reactions by consumers, companies, governmental entities and global markets. The Company recorded no contingent liabilities at March 31, 2020 in connection with the COVID-19 pandemic, however the prolonged duration and impact of the COVID-19 pandemic has had, and may continue to have, a long-term and material impact on its results of operations, financial condition and cash flows.

Other Contingencies

As part of the May 2017 sale of its equity interest in Pearlmark Mezzanine Realty Partners IV, L.P., the Company entered into an indemnification agreement pursuant to which the Company agreed to indemnify the purchaser against realized losses of up to $4.3 million on one mezzanine loan until its final maturity date in 2020. As a result of the indemnified party’s partial sale of the mezzanine loan, the maximum exposure was reduced to $536,000 in 2019. At March 31, 2020 and December 31, 2019, the Company had a contingent liability, reported in accounts payable and other liabilities on its consolidated balance sheets, of $56,000 outstanding as a reserve for probable indemnification losses. The Company did not record any additional reserve for probable losses during the three months ended March 31, 2020 and 2019.

(Back to Index)

(Back to Index)

EXANTAS CAPITAL CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

MARCH 31, 2020

(unaudited)

PCM is subject to additional claims for repurchases or indemnifications on loans that PCM has sold to investors. At both March 31, 2020 and December 31, 2019, outstanding demands for indemnification, repurchase or make whole payments totaled $3.3 million. The Company’s estimated exposure for such outstanding claims, as well as unasserted claims, is included in its reserve for mortgage repurchases and indemnifications.

Unfunded Commitments

Unfunded commitments on the Company’s originated CRE loans generally fall into two categories: (1) pre-approved capital improvement projects; and (2) new or additional construction costs subject, in each case, to the borrower meeting specified criteria. Upon completion of the improvements or construction, the Company would receive additional interest income on the advanced amount. Whole loans had $113.9 million and $98.0 million in unfunded loan commitments at March 31, 2020 and December 31, 2019, respectively. Preferred equity investments had $2.9 million and $3.0 million in unfunded investment commitments at March 31, 2020 and December 31, 2019, respectively.

NOTE 20 - DISCONTINUED OPERATIONS AND ASSETS AND LIABILITIES HELD FOR SALE

In November 2016, the Company’s Board approved the Plan to focus its strategy on CRE debt investments. The Plan contemplated disposing of certain legacy CRE loans and exiting underperforming non-core asset classes and businesses, including the residential mortgage and middle market lending segments as well as the Company’s life settlement contract portfolio. The Company’s residential mortgage and middle market lending segments’ operations were classified as discontinued operations and excluded from continuing operations for all periods presented. Certain of the Company’s legacy CRE loans were classified as held for sale. As of March 31, 2020, the Company has substantially completed the execution of the Plan.

The following table summarizes the operating results of the residential mortgage and middle market lending segments’ discontinued operations as reported separately as net (loss) income from discontinued operations, net of tax for the three months ended March 31, 2020 and 2019 (in thousands):

	For the Three Months Ended
	March 31,
	2020	2019
OPERATING EXPENSES
General and administrative	45	172
Total operating expenses	45	172
	(45)	(172)
OTHER INCOME (EXPENSE)
Net realized and unrealized gain on investment securities available-for-sale and loans and derivatives	—	135
Total other income	—	135

(LOSS) INCOME FROM DISCONTINUED OPERATIONS BEFORE TAXES	(45)	(37)
Income tax expense	—	—
TOTAL (LOSS) INCOME FROM DISCONTINUED OPERATIONS	$(45)	$(37)

The assets and liabilities of business segments classified as discontinued operations and other assets and liabilities classified as held for sale are reported separately in the accompanying consolidated financial statements and are summarized as follows at March 31, 2020 and December 31, 2019 (in thousands):

	March 31, 2020	December 31, 2019
ASSETS
Property and other assets held for sale	$13,466	$16,766
Total assets held for sale	$13,466	$16,766
LIABILITIES
Accounts payable and other liabilities	$1,735	$1,746
Total liabilities held for sale	$1,735	$1,746

(Back to Index)

(Back to Index)

EXANTAS CAPITAL CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

MARCH 31, 2020

(unaudited)

In November 2019, the Company foreclosed on the non-performing legacy CRE loan held for sale. At March 31, 2020 and December 31, 2019, the property had a fair value of $13.2 million and $16.5 million, respectively. The property’s operating activity is included in the fair value adjustments on assets held for sale on the consolidated statements of operations and the property is currently being marketed for sale. The Company has one mezzanine loan held for sale with a par value of $38.1 million and a fair value of zero at March 31, 2020 and December 31, 2019. The mezzanine loan comprises two tranches, maturing in November 2018 and September 2021.

NOTE 21 - SUBSEQUENT EVENTS

The Company has evaluated subsequent events through the filing of this report and determined that, except as disclosed in Note 7, Note 9 and Note 17, there have not been any events that have occurred that would require adjustments to or disclosures in the consolidated financial statements.

(Back to Index)

(Back to Index)

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

The following discussion should be read in conjunction with our consolidated financial statements and accompanying notes appearing elsewhere in this report. This discussion contains forward-looking statements. Actual results could differ materially from those expressed in or implied by those forward-looking statements. Additionally, please see the sections “Forward-Looking Statements” and “Risk Factors” for a discussion of risks, uncertainties and assumptions associated with those statements included in our Annual Report on Form 10-K for the year ended December 31, 2019 as well as Part II, Item 1A. “Risk Factors” in this Form 10-Q.

We are a Maryland corporation and a real estate investment trust (“REIT”) that is primarily focused on originating, holding and managing commercial real estate (“CRE”) mortgage loans and other commercial real estate-related debt investments. We are externally managed by Exantas Capital Manager Inc. (our “Manager”), which is an indirect wholly-owned subsidiary of C-III Capital Partners LLC (“C-III”), a leading commercial real estate investment management and services company engaged in a broad range of activities. C-III is the beneficial owner of 2.4% of our outstanding shares of common stock at March 31, 2020. Our Manager draws upon the management teams of C-III and its subsidiaries and its collective investment experience to provide its services. Our objective is to provide our stockholders with total returns over time, including quarterly distributions and capital appreciation, while seeking to manage the risks associated with our investment strategies as well as to maximize long-term stockholder value by maintaining stability through our available liquidity and diversified CRE loan portfolio.

In December 2019, a novel strain of coronavirus (“COVID-19”) was identified. The resulting spread of COVID-19 throughout the globe led the World Health Organization to designate COVID-19 as a pandemic and numerous countries, including the United States, to declare national emergencies. Many countries have responded to the outbreak by instituting quarantines and restrictions on travel and limiting operations of non-essential offices and retail centers, which has resulted in the closure or remote operation of non-essential businesses and increased rates of unemployment. As a result of this unforeseen impact of COVID-19 on real estate credit markets and the larger global economy, our Manager’s employees continue to work remotely in compliance with statutory guidelines, and we continue to actively and responsibly manage corporate liquidity and operations in light of the market disruptions caused by COVID-19. Additionally, nationwide restrictions placed on most businesses in response to COVID-19 are expected to cause significant cash flow disruptions across the economy that will likely impact our borrowers and their ability to stay current with their debt obligations in the near term. We expect to use a variety of legal and structural options to manage that risk effectively, including through possible forbearance and extension provision or agreements. It is inherently difficult to accurately assess the impact of COVID-19 on our revenues, profitability and financial position due to uncertainty of the severity and duration of the pandemic. In response, in the near-term, we are focused on prudently retaining and managing sufficient excess liquidity. We, therefore, did not pay a first quarter distribution on our common and preferred shares. We continuously monitor the effects of COVID-19 on our operations and financial position to ensure that we remain responsive and adaptable to the dynamic environment that has been created by the pandemic. For additional discussion with respect to the potential impact of COVID-19 on our liquidity and capital resources, see “Liquidity and Capital Resources.”

Historically, we have maintained a portfolio of commercial mortgage-backed securities (“CMBS”), including senior and subordinated investment grade CMBS, below investment grade CMBS and unrated CMBS, that we primarily financed using short-term repurchase agreements. However, the COVID-19 pandemic produced material and previously unforeseeable liquidity shocks to the real estate credit markets. This resulted in significant changes in the liquidity and pricing of CMBS. The impact of these changes resulted in substantial margin calls from our repurchase agreement counterparties; we did not meet all of our margin calls and received written notices of default from RBC Capital Markets, LLC (“RBC”), RBC (Barbados) Trading Bank Corporation (“RBC Barbados”) and Deutsche Bank Securities Inc. (“Deutsche Bank Securities”). As a result of these circumstances, as well as the macroeconomic outlook and uncertainty caused by the COVID-19 pandemic, between March 2020 and April 2020, our portfolio of CMBS was substantially sold and settlements were reached on all of our remaining CMBS-related obligations, which were paid in full in April 2020. We recognized all losses associated with the disposition of our financed CMBS portfolio, totaling $180.3 million, at March 30, 2020. The repayment of all of our CMBS repurchase agreements in April 2020 signifies that we have no further exposure to financings related to CMBS and that no further losses will be recognized associated with the settlement of our financed CMBS portfolio.

At March 31, 2020, we retained two unencumbered CMBS securities with a collective fair value of $3.2 million for which we recognized unrealized losses of $5.1 million in our statement of operations for the three months ended March 31, 2020.

Primarily as a result of the loss on the disposition of our financed CMBS portfolio previously discussed, we would not have been in compliance with our previous minimum equity covenants on our CRE loan warehouse financing facilities at March 31, 2020. We subsequently sought and received agreements with all of our lenders that retroactively reduced our minimal equity requirements under the agreements, allowing us to comply with our minimum equity requirements at March 31, 2020. We were in compliance with all of our covenants at March 31, 2020.

(Back to Index)

(Back to Index)

Our CRE loan portfolio, which had a $1.9 billion and $1.8 billion carrying value at March 31, 2020 and December 31, 2019, comprised:

•

First mortgage loans, which we refer to as whole loans. These loans are typically secured by first liens on CRE property, including the following property types: office, multifamily, self-storage, retail, hotel, healthcare, student housing, manufactured housing, industrial and mixed-use. At March 31, 2020 and December 31, 2019, our whole loans had a carrying value of $1.8 billion and $1.8 billion, respectively, or 98.6% and 98.3%, respectively of the CRE loan portfolio.

•

Mezzanine debt that is senior to borrower’s equity but is subordinated to other third-party debt. These loans are subordinated CRE loans, usually secured by a pledge of the borrower’s equity ownership in the entity that owns the property or by a second lien mortgage on the property. At March 31, 2020 and December 31, 2019, our mezzanine loans had a carrying value of $4.5 million and $4.7 million, respectively, or 0.2% and 0.3%, respectively of the CRE loan portfolio.

•

Preferred equity investments that are subordinate to first mortgage loans and mezzanine debt. These investments may be subject to more credit risk than subordinated debt but provide the potential for higher returns upon a liquidation of the underlying property and are typically structured to provide some credit enhancement differentiating it from the common equity in such investments. At March 31, 2020 and December 31, 2019, our preferred equity investments had a carrying value of $23.3 million and $26.1 million, respectively, or 1.2% and 1.4%, respectively of the CRE loan portfolio.

Our portfolio comprised loans with a diverse array of collateral types and locations. At March 31, 2020 and December 31, 2019, 83.5% and 81.6%, respectively, of our CRE loans were collateralized by multifamily, office, self-storage, manufactured housing and industrial properties, with the remaining 16.5% and 18.4%, respectively, collateralized by hotel and retail properties. These properties are located throughout the United States, with no individual National Council of Real Estate Investment Fiduciaries (“NCREIF”) region making up more than 20% of the total CRE loan portfolio at March 31, 2020 nor December 31, 2019.

We generate our income primarily from the spread between the revenues we receive from our assets and the cost to finance our ownership of those assets, including corporate debt and from hedging interest rate risks. While the CRE whole loans included in the CRE loan portfolio are entirely composed of floating-rate loans benchmarked to the London Interbank Offered Rate (“LIBOR”), asset yields are protected through the use of LIBOR floors.

Our CRE floating-rate loans have LIBOR floors and minimum interest periods that typically range from 12 to 18 months at the time of a loan’s origination. In a lower interest rate environment, our LIBOR floors provide asset yield protection when LIBOR falls below an in-place LIBOR floor. In addition, our net investment returns are enhanced by a decline in the cost of our floating-rate liabilities that do not have LIBOR floors. At March 31, 2020, our $1.9 billion floating-rate CRE loan portfolio, at par, has a weighted average LIBOR floor of 1.91% and weighted average spread over LIBOR of 3.41%.

Our CRE mezzanine loan and preferred equity investments earn interest at fixed rates.

We use leverage to enhance our returns. The cost of borrowings to finance our investments is a significant part of our expenses. Our net income net income depends on our ability to control these expenses relative to our revenue. Our CRE loans may initially be financed with term facilities, such as CRE loan warehouse financing facilities, in anticipation of their ultimate securitization. We ultimately seek to finance our CRE loans through the use of non-recourse long-term, match-funded CRE debt securitizations.

At March 31, 2020 and December 31, 2019, we had outstanding balances of $276.1 million and $544.9 million, respectively, on our CRE loan warehouse financing facilities, representing 16.0% and 29.1% of total outstanding borrowings. In April 2020, we reduced our CRE loan warehouse financing facilities’ leverage and in exchange received written confirmation from lenders representing over 90% of the outstanding balance of our CRE loan warehouse financing facilities that provides a framework for avoiding credit-based markdowns for approximately four months.

At March 31, 2020 and December 31, 2019, we had outstanding balances of $1.1 billion and $746.4 million, respectively, on CRE debt securitizations, or 63.0% and 39.9%, respectively, of total outstanding borrowings. In March 2020, we closed a CRE debt securitization that financed CRE loans of $522.6 million at a weighted average cost of LIBOR plus 1.43%.

In January 2020, we adopted updated accounting guidance that replaced the incurred loss approach with the current expected credit losses (“CECL”) model for the determination of our allowance for loan losses and impairments on our investment securities available-for-sale. Upon adoption on January 1, 2020, we recorded an initial CECL allowance of approximately $4.5 million, of which $3.0 million, or $0.10 per share, was recorded as a charge to retained earnings. The estimated CECL reserve represented 0.25% of the aggregate outstanding principal balance of our $1.8 billion commercial loan portfolio at December 31, 2019. At March 31, 2020, we reevaluated our CECL reserve, incorporating, among other inputs, updated assumptions in connection with the COVID-19 pandemic, which resulted in a $16.1 million charge to our consolidated statement of operations and a total allowance of $20.6 million at March 31, 2020.

(Back to Index)

(Back to Index)

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

In April 2020 we terminated interest rate hedges that had unrealized losses recognized in equity of $11.3 million at March 31, 2020, in conjunction with the disposition of our financed CMBS portfolio. At termination, we recognized an additional unrealized loss in equity of $475,000 that will be reflected in equity at June 30, 2020. The total realized loss of $11.8 million as of April 2020, will be amortized into interest expense over a weighted-average of six years on a straight-line basis.

In February 2020, we announced the expansion of our CRE debt platform to include fixed-rate CRE whole loans through the integration of C-III Commercial Mortgage personnel with our Manager. In March 2020, we originated two fixed-rate CRE whole loans with total par of $4.8 million through a wholly-owned taxable REIT subsidiary. We use interest rate swaps to exchange the fixed-rate interest income received on these loans to variable rate interest in order to offset any declines in fair value attributable to the fixed rates of interest. Our fixed-rate CRE whole loans were classified as other assets on our consolidated balance sheet at March 31, 2020.

We typically targeted transitional floating-rate CRE loans between $5.0 million and $20.0 million but have temporarily curtailed our loan originations due to market uncertainties caused by the COVID-19 pandemic, making it difficult to accurately underwrite projects and project levered returns. Prior to the COVID-19 outbreak, we originated 14 floating-rate CRE whole loans with total commitments of $204.1 million for the three months ended March 31, 2020.

Common stock book value was $7.13 per share at March 31, 2020, a $6.87 per share decrease from December 31, 2019. We began reporting economic book value, a non-GAAP measure, at December 31, 2018 in an effort to improve transparency for our shareholders and the analyst community. Two adjustments are made to common stock book value to arrive at economic book value.

•

Our common stock book value includes the remaining aggregate value of the equity conversion options on our convertible senior notes of $7.4 million, or $(0.23) per share, at March 31, 2020. The liability balance of our convertible senior notes increases and our common stock book value is reduced as the option discounts are amortized to interest expense.

•

The carrying amount of our 8.625% Fixed-to-Floating Series C Cumulative Redeemable Preferred Stock (“Series C Preferred Stock”) of $116.0 million does not reflect the full obligation of $120.0 million, which is the balance on which we pay preferred distributions and would be the amount due should we choose to redeem the Series C Preferred Stock. Adjusting for this $4.0 million difference, common stock book value would be reduced by $(0.13) per share at March 31, 2020.

Adjusting for these two items yields economic book value of $6.77 per share at March 31, 2020.

Impact of COVID-19

As discussed in the “Overview” above, the impact of the COVID-19 pandemic in the United States and globally has, and will continue to, adversely impact us, our borrowers and their tenants, the properties securing our investments and the economy as a whole. The magnitude and duration of the COVID-19 pandemic could be significant and will depend on future developments, which are uncertain and cannot be predicted, including new information that may emerge about the severity of the pandemic, the extension of quarantines and restrictions on travel, the discovery of successful treatments and the ensuing reactions by consumers, companies, governmental entities and global markets. The impact of the pandemic has had, and we expect will continue to have, a long-term and material impact on our results of operations, financial condition and our liquidity and capital resources in the first quarter of 2020 and in future quarters. Further discussion of the potential impacts on our business from the COVID-19 pandemic is provided below in the section entitled “Risk Factors” in Part II, Item 1A of this Quarterly Report on Form 10-Q.

Results of Operations

Our net loss allocable to common shares for the three months ended March 31, 2020 was $199.1 million, or $(6.30) per share-basic ($(6.30) per share-diluted) as compared to net income allocable to common shares for the three months ended March 31, 2019 of $5.5 million, or $0.18 per share-basic ($0.18 per share-diluted).

(Back to Index)

(Back to Index)

Net Interest Income

The following tables analyze the change in interest income and interest expense for the comparative three months ended March 31, 2020 and 2019 by changes in volume and changes in rates. The changes attributable to the combined changes in volume and rate have been allocated proportionately, based on absolute values, to the changes due to volume and changes due to rates (dollars in thousands, except amounts in footnotes):

	Three Months Ended March 31, 2020 Compared to Three Months Ended March 31, 2019
			Due to Changes in
	Net Change	Percent Change (1)	Volume	Rate
Increase (decrease) in interest income:
CRE whole loans, floating-rate (2)	$(444)	(2)%	$3,465	$(3,909)
Legacy CRE loans (2)(3)	(74)	(32)%	(61)	(13)
CRE mezzanine loan	1	1%	1	—
CRE preferred equity investments (2)	215	38%	221	(6)
Securities (4)	(226)	(4)%	435	(661)
Other	(114)	(53)%	(114)	—
Total decrease in interest income	(642)	(2)%	3,947	(4,589)
Increase (decrease) in interest expense:
Securitized borrowings: (5)
RCC 2017-CRE5 Senior Notes	(1,368)	(100)%	(1,363)	(5)
XAN 2018-RSO6 Senior Notes	(2,145)	(53)%	(1,694)	(451)
XAN 2019-RSO7 Senior Notes	4,663	100%	4,663	—
XAN 2020-RSO8 Senior Notes	528	100%	528	—
Unsecured junior subordinated debentures	(101)	(12)%	—	(101)
Convertible senior notes: (5)
4.50% Convertible Senior Notes	73	3%	73	—
8.00% Convertible Senior Notes	(400)	(83)%	(400)	—
CRE - term warehouse financing facilities (5)	(1,451)	(21)%	(375)	(1,076)
Trust certificates - term repurchase facilities (5)	(801)	(100)%	(801)	—
CMBS - short term repurchase agreements	(208)	(8)%	501	(709)
Hedging	209	(1608)%	209	—
Total decrease in interest expense	(1,001)	(5)%	1,341	(2,342)
Net increase (decrease) in net interest income	$359		$2,606	$(2,247)

(1)	Percent change is calculated as the net change divided by the respective interest income or interest expense for the three months ended March 31, 2019.
(2)

Includes decreases in fee income of approximately $320,000 and $61,000 recognized on our floating-rate CRE whole loans and our legacy CRE loans, respectively, and an increase of $26,000 on our CRE preferred equity investments that were due to changes in volume.

(3)

Includes the change in interest income recognized on one legacy CRE loan with an amortized cost of $11.5 million at March 31, 2020 and December 31, 2019 classified as a CRE loan on the consolidated balance sheets.

(4)	Includes a decrease of net accretion income of approximately $113,000 that was due to changes in volume.
(5)

Includes increases of net amortization expense of approximately $285,000 and $26,000 on our securitized borrowings and our convertible senior notes, respectively, and decreases of approximately $8,000 and $39,000 on our CRE - term warehouse financing facilities and trust certificates - term repurchase facilities, respectively, that were due to changes in volume.

Net Change in Interest Income for the Comparative Three Months Ended March 31, 2020 and 2019:

Aggregate interest income decreased by $642,000 for the comparative three months ended March 31, 2020 and 2019. We attribute the changes to the following:

CRE whole loans, floating-rate. The decrease of $444,000 for the comparative three months ended March 31, 2020 and 2019 was primarily attributable to decreases in the yields on floating-rate CRE whole loans, attributable to declines in the spreads on the originated CRE whole loans over the comparative periods and to a decrease in one-month LIBOR, the benchmark interest rate for our floating-rate CRE whole loans, over the comparative periods. The effect of the decrease in LIBOR over the comparative periods is mitigated by our LIBOR floors, which provide asset yield protection. At March 31, 2020, our floating-rate CRE whole loan portfolio had a weighted average LIBOR floor of 1.91%. The rate decreases were partially offset by an increase in the outstanding balance of CRE whole loans in connection with loan originations and acquisitions net of loan repayments over the 12 months ended March 31, 2020.

CRE preferred equity investments. The increase of $215,000 for the comparative three months ended March 31, 2020 and 2019 was attributable to the closing of our June 2019 investment in a preferred equity interest with an outstanding principal balance of $6.0 million and an 11.00% interest rate at March 31, 2020.

(Back to Index)

(Back to Index)

Securities. The decrease of $226,000 for the comparative three months ended March 31, 2020 and 2019 was primarily attributable to declines in the coupon interest rates on the floating-rate CMBS over the comparative periods. The rate decreases were offset by an increase in the average outstanding balance of CMBS over the comparative periods as we continued to invest in this portfolio prior to the impact of the COVID-19 pandemic on real estate securities markets in March 2020. In April 2020, we completed the disposition of our CMBS portfolio financed by short-term repurchase agreements and retained a residual balance of unencumbered CMBS with fair values of $3.2 million at March 31, 2020.

Net Change in Interest Expense for the Comparative Three Months Ended March 31, 2020 and 2019:

Aggregate interest expense decreased by $1.0 million for the comparative three months ended March 31, 2020 and 2019. We attribute the changes to the following:

Securitized borrowings. The net increase of $1.7 million for the comparative three months ended March 31, 2020 and 2019 was primarily attributable to the issuances of Exantas Capital Corp. 2019-RSO7, Ltd. (“XAN 2019-RSO7”) and Exantas Capital Corp. 2020-RSO8, Ltd. (“XAN 2020-RSO8”), which closed in April 2019 and March 2020, respectively. The increases were offset by the liquidation of Resource Capital Corp. 2017-CRE5, Ltd. (“RCC 2017-CRE5”) in July 2019 and paydowns on Exantas Capital Corp. 2018-RSO6, Ltd. (“XAN 2018-RSO6”) during the 12 months ended March 31, 2020.

Convertible senior notes. The net decrease of $327,000 for the comparative three months ended March 31, 2020 and 2019 was primarily attributable to the payoff of our 8.00% convertible senior notes upon maturity in January 2020.

CRE - term warehouse financing facilities. The net decrease of $1.5 million for the comparative three months ended March 31, 2020 and 2019 was primarily attributable to a decrease in the weighted average one-month LIBOR over the comparative periods and paydowns on our CRE term warehouse financing facilities in connection with the close of XAN 2020-RSO8.

Trust certificates - term repurchase facilities. The decrease of $801,000 for the comparative three months ended March 31, 2020 and 2019 was primarily attributable to the repayment of the RSO Repo SPE Trust 2017 facility in July 2019.

CMBS - short term repurchase agreements. The decrease of $208,000 for the comparative three months ended March 31, 2020 and 2019 was primarily attributable to the decrease in one-month LIBOR, the benchmark rate on our CMBS - short term repurchase facilities, over the comparative periods. The rate decrease was offset by an increase in average outstanding borrowings over the comparative periods as we continued to finance CMBS utilizing our CMBS - short-term repurchase agreements prior to the impact of the COVID-19 pandemic on real estate securities markets in March 2020. In April 2020, we paid off our remaining CMBS - short-term repurchase agreements. See the “Repurchase and Credit Facilities” section for additional information.

Hedging. The increase of $209,000 was primarily attributable to the increase in the number of contracts from 16 at March 31, 2019 to 20 at March 31, 2020 and the increased spread between the variable rate received, which was benchmarked to one-month LIBOR and decreased over the comparative periods, and the fixed rate paid over the comparative periods. In April 2020, in conjunction with the disposition of our CMBS portfolio financed with short-term repurchase agreements, we terminated all interest rate swap contracts hedging that portfolio.

(Back to Index)

(Back to Index)

Average Net Yield and Average Cost of Funds:

The following tables present the average net yield and average cost of funds for the three months ended March 31, 2020 and 2019 (dollars in thousands, except amounts in footnotes):

	For the Three Months Ended March 31, 2020			For the Three Months Ended March 31, 2019
	Average Balance	Interest Income (Expense)	Average Net Yield (Cost of Funds) (1)	Average Balance	Interest Income (Expense)	Average Net Yield (Cost of Funds) (1)
Interest-earning assets
CRE whole loans, floating-rate (2)	$1,780,115	$25,979	5.85%	$1,531,364	$26,423	7.00%
Legacy CRE loans (2)	11,516	159	5.54%	38,726	233	2.44%
CRE mezzanine loan	4,700	118	9.97%	4,700	117	9.97%
CRE preferred equity investments (2)	26,294	785	11.98%	19,618	570	11.79%
Securities (3)	476,089	6,149	5.19%	429,106	6,375	6.02%
Other	6,787	100	5.85%	18,602	214	4.59%
Total interest income/average net yield	2,305,501	33,290	5.79%	2,042,116	33,932	6.74%
Interest-bearing liabilities
Collateralized by:
CRE whole loans (4)	1,314,362	(12,369)	(3.77)%	1,004,725	(12,142)	(4.90)%
CMBS	354,853	(2,491)	(2.82)%	294,444	(2,699)	(3.72)%
General corporate debt:
Unsecured junior subordinated debentures	51,548	(761)	(5.84)%	51,548	(862)	(6.69)%
4.50% Convertible Senior Notes (5)	134,056	(2,497)	(7.37)%	130,653	(2,424)	(7.42)%
8.00% Convertible Senior Notes (5)	3,491	(80)	(9.07)%	20,973	(480)	(9.16)%
Trust certificates - term repurchase facilities (6)	—	—	—%	47,333	(801)	(6.86)%
Hedging (7)	90,181	(196)	(0.87)%	81,051	13	0.06%
Total interest expense/average cost of funds	$1,948,491	(18,394)	(3.77)%	$1,630,727	(19,395)	(4.81)%
Total net interest income		$14,896			$14,537

(1)	Average net yield includes net amortization/accretion and fee income.
(2)

Includes fee income of approximately $1.4 million, $7,000 and $35,000 recognized on our floating-rate CRE whole loans, legacy CRE loan and our CRE preferred equity investments, respectively, for the three months ended March 31, 2020 and approximately $1.8 million, $69,000 and $10,000 on our CRE whole loans, legacy CRE loans and our CRE preferred equity investment, respectively, for the three months ended March 31, 2019.

(3)	Includes net accretion income of approximately $616,000 and $729,000 for the three months ended March 31, 2020 and 2019, respectively, on our CMBS securities.
(4)

Includes amortization expense of approximately $1.9 million and $1.6 million for the three months ended March 31, 2020 and 2019, respectively, on our interest-bearing liabilities collateralized by CRE whole loans.

(5)	Includes aggregated amortization expense of approximately $889,000 and $863,000 for the three months ended March 31, 2020 and 2019, respectively, on our convertible senior notes.
(6)	Includes amortization expense of approximately $39,000 for the three months ended March 31, 2019 on our trust certificates - term repurchase facilities.
(7)

Includes accretion income of approximately $23,000 for the three months ended March 31, 2020 and 2019 on two terminated interest rate swap agreements that were in a gain position at the time of termination. The remaining gains, reported in accumulated other comprehensive (loss) income on the consolidated balance sheets, will be accreted over the remaining life of the debt.

Operating Expenses

Three Months Ended March 31, 2020 as compared to Three Months Ended March 31, 2019

The following tables set forth information relating to our operating expenses for the periods presented (dollars in thousands):

	For the Three Months Ended
	March 31,
	2020	2019	Dollar Change	Percent Change
Operating expenses:
Management fees	$2,117	$2,083	$34	2%
Equity compensation	498	683	(185)	(27)%
General and administrative	3,382	2,577	805	31%
Depreciation and amortization	15	24	(9)	(38)%
Provision for credit losses	16,149	1,025	15,124	1476%
Total	$22,161	$6,392	$15,769	247%

(Back to Index)

(Back to Index)

Aggregate operating expenses increased by $15.8 million for the comparative three months ended March 31, 2020 and 2019, respectively. We attribute the changes to the following:

General and administrative. General and administrative expenses increased by $805,000 for the comparative three months ended March 31, 2020 and 2019. The following table summarizes the information relating to our general and administrative expenses for the periods presented (dollars in thousands):

	For the Three Months Ended
	March 31,
	2020	2019	Dollar Change	Percent Change
General and administrative:
Professional services	$1,270	$835	$435	52%
Wages and benefits	715	724	(9)	(1)%
Operating expenses	377	257	120	47%
D&O insurance	284	281	3	1%
Rent and utilities	230	93	137	147%
Dues and subscriptions	215	120	95	79%
Director fees	141	164	(23)	(14)%
Travel	124	70	54	77%
Tax penalties, interest and franchise tax	26	33	(7)	(21)%
Total	$3,382	$2,577	$805	31%

The increase in general and administrative expenses for the comparative three months ended March 31, 2020 and 2019 was primarily attributable to an increase in professional services in connection with legal fees incurred in March 2020, an increase in rent and utilities and dues and subscriptions in connection with an increase in the allocation of expenses related to our fixed-rate lending business from our Manager and an increase in operating expenses in connection with an increase in bank fees over the comparative periods.

Provision for credit losses. The increase of $15.1 million in provision of credit losses for the comparative three months ended March 31, 2020 and 2019 was primarily attributable to the adoption of the CECL model as of January 1, 2020, which projected increased expected credit losses in connection with the adverse market conditions caused by the COVID-19 pandemic during the three months ended March 31, 2020.

Other Income (Expense)

Three Months Ended March 31, 2020 as compared to Three Months Ended March 31, 2019

The following tables set forth information relating to our other income (expense) incurred for the periods presented (dollars in thousands):

	For the Three Months Ended
	March 31,
	2020	2019	Dollar Change	Percent Change
Other income (expense):
Net realized and unrealized loss on investment securities available-for-sale and loans and derivatives	(185,357)	—	(185,357)	100%
Fair value adjustments on financial assets held for sale	(3,791)	(102)	(3,689)	(3617)%
Other (expense) income	(86)	101	(187)	(185)%
Total	$(189,234)	$(1)	$(189,233)	(18923300)%

Aggregate other expense decreased $189.2 million for the comparative three months ended March 31, 2020 and 2019. We attribute the changes to the following:

Net realized and unrealized loss on investment securities available-for-sale and loans and derivatives. The increase in losses of $185.4 million for the comparative three months ended March 31, 2020 and 2019 was primarily attributable to a loss of $180.3 million on the disposition of our CMBS portfolio that was financed with our CMBS - short-term repurchase facilities during the three months ended March 31, 2020. Additionally, the increase was attributable to a loss of $5.1 million recorded to mark our two remaining investment securities available-for-sale to fair value during the three months ended March 31, 2020.

(Back to Index)

(Back to Index)

Fair value adjustments on financial assets held for sale. The change of $3.7 million during the three months ended March 31, 2020 and 2019 was primarily attributable to charges of $3.8 million, which included protective advances to cover operating losses of $491,000, recorded during the three months ended March 31, 2020. The loss included a $3.3 million fair value charge in connection with the receipt of a $13.5 million offer in April 2020 for the sale of the remaining asset held for sale, which was valued at $13.2 million after deducting estimated costs to sell of $300,000 at March 31, 2020.

Net (Loss) Income From Discontinued Operations, Net of Tax

In November 2016, our Board approved the Plan to focus our strategy on making CRE debt investments. The Plan contemplated disposing of certain underperforming legacy CRE loans, exiting underperforming non-core asset classes and businesses and maintaining a dividend policy based on sustainable earnings. We met all of the criteria to classify the operating results of the residential mortgage and middle market lending segments as discontinued operations and exclude them from continuing operations for all periods presented. In addition, we classified certain legacy CRE loans as held for sale. As of March 31, 2020, we have substantially completed the execution of the Plan.

The following table summarizes the operating results of the residential mortgage and middle market lending segments’ discontinued operations as reported separately as net (loss) income from discontinued operations, net of tax for the three months ended March 31, 2020 and 2019 (in thousands):

	For the Three Months Ended
	March 31,
	2020	2019
OPERATING EXPENSES
General and administrative	45	172
Total operating expenses	45	172
	(45)	(172)
OTHER INCOME (EXPENSE)
Net realized and unrealized gain on investment securities available-for-sale and loans and derivatives	—	135
Total other income	—	135

(LOSS) INCOME FROM DISCONTINUED OPERATIONS BEFORE TAXES	(45)	(37)
Income tax expense	—	—
TOTAL (LOSS) INCOME FROM DISCONTINUED OPERATIONS	$(45)	$(37)

Financial Condition

Summary

Our total assets were $2.1 billion at March 31, 2020 as compared to $2.5 billion at December 31, 2019. The decrease was primarily attributable to the disposition of our financed CMBS portfolio that was initiated in March 2020 in connection with the receipt of default notices from certain CMBS - short-term repurchase agreement counterparties (see “Repurchase and Credit Facilities”) and the macroeconomic outlook and uncertainty caused by the COVID-19 pandemic.

(Back to Index)

(Back to Index)

Investment Portfolio

The tables below summarize the amortized cost and net carrying amount of our investment portfolio, classified by asset type, at March 31, 2020 and December 31, 2019 as follows (dollars in thousands, except amounts in footnotes):

At March 31, 2020	Amortized Cost	Net Carrying Amount	Percent of Portfolio	Weighted Average Coupon
Loans held for investment:
CRE whole loans, floating-rate (1)	$1,861,260	$1,844,003	94.31%	5.37%
CRE mezzanine loan (1)	4,700	4,508	0.23%	10.00%
CRE preferred equity investments (1)	26,526	23,334	1.19%	11.39%
	1,892,486	1,871,845	95.73%
Investment securities available-for-sale:
CMBS, floating-rate	36,152	36,046	1.84%	3.94%
CMBS, fixed-rate	41,198	41,198	2.11%	3.85%
	77,350	77,244	3.95%
Other investments: (2)
Investments in unconsolidated entities	1,548	1,548	0.08%	N/A (4)
CRE whole loans, fixed-rate (3)	4,838	4,730	0.24%	4.44%
	6,386	6,278	0.32%

Total investment portfolio	$1,976,222	$1,955,367	100.00%

At December 31, 2019	Amortized Cost	Net Carrying Amount	Percent of Portfolio	Weighted Average Coupon
Loans held for investment:
CRE whole loans, floating-rate (1)	$1,760,597	$1,759,137	76.08%	5.52%
CRE mezzanine loan	4,700	4,700	0.20%	10.00%
CRE preferred equity investment	26,148	26,148	1.13%	11.39%
	1,791,445	1,789,985	77.41%
Investment securities available-for-sale:
CMBS, floating-rate	382,659	382,675	16.55%	4.39%
CMBS, fixed-rate	132,235	138,039	5.97%	4.10%
	514,894	520,714	22.52%
Other investments: (2)
Investments in unconsolidated entities	1,548	1,548	0.07%	N/A (4)

Total investment portfolio	$2,307,887	$2,312,247	100.00%

(1)	Net carrying amount includes an allowance for credit losses of $20.6 million and $1.5 million at March 31, 2020 and December 31, 2019, respectively.
(2)	Excludes one asset held for sale at March 31, 2020 and December 31, 2019.
(3)	Classified as other assets on the consolidated balance sheet.
(4)	There are no stated rates associated with these investments.

CRE loans. During the three months ended March 31, 2020, we originated $204.1 million of floating-rate CRE whole loan commitments (of which $23.7 million was unfunded loan commitments), funded $11.4 million of previously unfunded loan commitments and received $90.2 million of payoffs and paydowns.

(Back to Index)

(Back to Index)

The following is a summary of our loans (dollars in thousands, except amounts in footnotes):

Description	Quantity	Principal	Unamortized (Discount) Premium, net (1)	Amortized Cost	Allowance for Credit Losses	Carrying Value	Contractual Interest Rates	Maturity Dates (2)(3)
At March 31, 2020:
CRE loans held for investment:
Whole loans, floating-rate (4)(5)	119	$1,869,800	$(8,540)	$1,861,260	$(17,257)	$1,844,003	1M LIBOR plus 2.70% to 1M LIBOR plus 6.25%	April 2020 to October 2023
Mezzanine loan	1	4,700	—	4,700	(192)	4,508	10.00%	June 2028
Preferred equity investments (see Note 3) (5)(6)(7)	2	26,579	(53)	26,526	(3,192)	23,334	11.00% to 11.50%	June 2022 to April 2023
Total CRE loans held for investment		$1,901,079	$(8,593)	$1,892,486	$(20,641)	$1,871,845

At December 31, 2019:
CRE loans held for investment:
Whole loans, floating-rate (4)(5)	112	$1,768,322	$(7,725)	$1,760,597	$(1,460)	$1,759,137	1M LIBOR plus 2.70% to 1M LIBOR plus 6.25%	January 2020 to October 2023
Mezzanine loan	1	4,700	—	4,700	—	4,700	10.00%	June 2028
Preferred equity investment (see Note 3) (5)(6)(7)	2	26,237	(89)	26,148	—	26,148	11.00% to 11.50%	June 2022 to April 2023
Total CRE loans held for investment		$1,799,259	$(7,814)	$1,791,445	$(1,460)	$1,789,985

(1)

Amounts include unamortized loan origination fees of $9.6 million and $9.1 million and deferred amendment fees of $23,000 and $72,000 at March 31, 2020 and December 31, 2019, respectively. Additionally, the amounts include unamortized loan acquisition costs of $1.0 million and $1.3 million at March 31, 2020 and December 31, 2019.

(2)	Maturity dates exclude contractual extension options, subject to the satisfaction of certain terms that may be available to the borrowers.
(3)

Maturity dates exclude one whole loan, with an amortized cost of $11.5 million, in maturity default and performing with respect to debt service due in accordance with a forbearance agreement at March 31, 2020 and December 31, 2019.

(4)	Substantially all loans are pledged as collateral under various borrowings at March 31, 2020 and December 31, 2019.
(5)

Floating-rate CRE whole loans had $113.9 million and $98.0 million in unfunded loan commitments at March 31, 2020 and December 31, 2019, respectively. Preferred equity investments had $2.9 million and $3.0 million in unfunded commitments at March 31, 2020 and December 31, 2019. These unfunded loan commitments are advanced as the borrowers formally request additional funding and meet certain benchmarks, as permitted under the loan agreement, and any necessary approvals have been obtained.

(6)	The interest rate on our preferred equity investments pay currently at 8.00%. The remaining interest is deferred until maturity.
(7)

Beginning in April 2023, we have the right to unilaterally force the sale of Prospect Hackensack JV LLC’s underlying property. Beginning in June 2022, we have the right to unilaterally force the sale of WC Newhall MM, LLC’s underlying property.

At March 31, 2020, approximately 20.1%, 19.0% and 17.7% of our CRE loan portfolio was concentrated in the Mountain, Southwest and Southeast regions, respectively, based on carrying value, as defined by the NCREIF. At December 31, 2019, approximately 19.5%, 19.4% and 17.6% of our CRE loan portfolio was concentrated in the Mountain, Southwest and Southeast regions, respectively, based on carrying value.

CMBS. Beginning in the first quarter of 2020, the COVID-19 pandemic produced material and previously unforeseeable liquidity shocks to credit markets. As a result of the receipt of default notices with respect to some of our CMBS (see “Repurchase and Credit Facilities”) and the uncertainty caused by the COVID-19 pandemic, we disposed of our entire CMBS portfolio, except for two CMBS securities with an amortized cost and fair value of $3.2 million, as of April 20, 2020.

(Back to Index)

(Back to Index)

The following table summarizes our CMBS investments earning coupon interest at fixed-rates or floating-rates at March 31, 2020 and December 31, 2019 (dollars in thousands, except amounts in the footnote):

	Face Value	Amortized Cost	Fair Value	Coupon Rates
At March 31, 2020:
CMBS, fixed-rate (1)	$113,278	$36,152	$36,046	3.00% - 4.50%
CMBS, floating-rate	80,659	41,198	41,198	3.39% - 4.49%
Total	$193,937	$77,350	$77,244
At December 31, 2019:
CMBS, fixed-rate (1)	$199,701	$132,235	$138,039	2.88% - 8.48%
CMBS, floating-rate	382,439	382,659	382,675	3.60% - 5.70%
Total	$582,140	$514,894	$520,714

(1)	Face value includes $25.9 million, with a total cost basis of $106,000, of CMBS that have been subject to other-than-temporarily-impairment charges at March 31, 2020 and December 31, 2019.

Investment in unconsolidated entities. Our investments in unconsolidated entities at March 31, 2020 and December 31, 2019 comprised a 100% interest in the common shares of Resource Capital Trust I (“RCT I”) and RCC Trust II (“RCT II”), respectively, with a value of $1.5 million in the aggregate, or 3.0% of each trust. We record our investments in RCT I and RCT II’s common shares as investments in unconsolidated entities using the cost method, recording dividend income when declared by RCT I and RCT II. During the three months ended March 31, 2020 and 2019, we recorded dividends from the investments in RCT I and RCT II’s common shares, reported in other revenue on the consolidated statement of operations, of $23,000 and $26,000, respectively.

Financing Receivables

The following tables show the activity in the allowance for credit losses for the three months ended March 31, 2020 and year ended December 31, 2019 (in thousands, except amount in the footnotes):

	Three Months Ended March 31, 2020	Year Ended December 31, 2019
	CRE Loans	CRE Loans (1)
Allowance for credit losses:
Allowance for credit losses at beginning of period	$1,460	$1,401
Adoption of the new accounting guidance	3,032	—
Provision for credit losses (2)	16,149	59
Allowance for credit losses at end of period	$20,641	$1,460

(1)	The Company’s mezzanine loan and preferred equity investments were evaluated individually for impairment during the year ended December 31, 2019 and were determined to have no evidence of impairment.
(2)

Excludes the recovery of credit losses on one bank loan with no amortized cost or carrying value at March 31, 2020 and December 31, 2019 that received a payment of approximately $1,000 during the year ended December 31, 2019.

The COVID-19 pandemic had a significant impact on the losses assumed in our CECL computations at March 31, 2020. CECL losses in the CRE loan portfolio were negatively impacted by higher expected unemployment and increased volatility in CRE asset pricing and liquidity.

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

All CRE loans are evaluated for any credit deterioration by debt asset management and certain finance personnel on at least a quarterly basis. Mezzanine loans and preferred equity investments may experience greater credit risks due to their nature as subordinated investments.

For the purpose of calculating the quarterly provision for credit losses under CECL, we pool CRE loans based on the underlying collateral property type and utilize a probability of default and loss given default methodology for approximately one year after which we immediately revert to a historical mean loss ratio. In order to calculate the historical mean loss ratio, we utilize our full, 13 year underwriting history in the determination of historical losses, along with the market loss history from a selected population from an engaged third-party provider’s database that were similar to our loan types, loan sizes, durations, interest rate structure and general LTV profiles.

Prior to the implementation of CECL, whole loans were first individually evaluated for impairment; and to the extent not deemed impaired, a general reserve was established. The allowance for credit loss was computed as (i) 1.5% of the aggregate face values of loans rated as a 3, plus (ii) 5.0% of the aggregate face values of loans rated as a 4, plus (iii) specific allowances measured and determined on loans individually evaluated, which were loans rated as a 5. While the overall risk rating was generally not the sole factor used in determining whether a loan was impaired, a loan with a higher overall risk rating would tend to have more adverse indicators of impairment, and therefore would be more likely to experience a credit loss.

(Back to Index)

(Back to Index)

Credit risk profiles of CRE loans at amortized cost and legacy CRE loans held for sale at the lower of cost or fair value were as follows (in thousands, except amounts in footnotes):

	Rating 1	Rating 2	Rating 3	Rating 4	Rating 5	Total (1)
At March 31, 2020:
Whole loans, floating-rate	$2,427	$1,188,767	$531,754	$138,312	$—	$1,861,260
Mezzanine loan	—	4,700	—	—	—	4,700
Preferred equity investments	—	5,910	20,616	—	—	26,526
Total	$2,427	$1,199,377	$552,370	$138,312	$—	$1,892,486

At December 31, 2019:
Whole loans, floating-rate	$—	$1,660,274	$96,475	$3,848	$—	$1,760,597
Mezzanine loan (2)	—	4,700	—	—	—	4,700
Preferred equity investments (2)	—	26,148	—	—	—	26,148
Total	$—	$1,691,122	$96,475	$3,848	$—	$1,791,445

(1)	The total amortized cost of CRE loans excluded accrued interest receivable of $6.9 million and $6.7 million at March 31, 2020 and December 31, 2019, respectively.
(2)	Our mezzanine loan and preferred equity investments are evaluated individually for impairment at December 31, 2019.

Credit risk profiles of CRE loans by origination year at amortized cost were as follows (in thousands):

	2020	2019	2018	2017	2016	Prior	Total (1)
At March 31, 2020:
Whole loans, floating-rate: (2)
Rating 1	$—	$2,427	$—	$—	$—	$—	$2,427
Rating 2	178,514	526,390	412,521	71,342	—	—	1,188,767
Rating 3	—	160,006	250,569	94,471	—	26,708	531,754
Rating 4	—	8,393	70,867	56,756	—	2,296	138,312
Total whole loans, floating-rate	178,514	697,216	733,957	222,569	—	29,004	1,861,260
Mezzanine loan (rating 2)	—	—	4,700	—	—	—	4,700
Preferred equity investments:
Rating 2	—	5,910	—	—	—	—	5,910
Rating 3	—	—	20,616	—	—	—	20,616
Total preferred equity investments	—	5,910	20,616	—	—	—	26,526
Total	$178,514	$703,126	$759,273	$222,569	$—	$29,004	$1,892,486

	2019	2018	2017	2016	2015	Prior	Total (1)
At December 31, 2019:
Whole loans, floating-rate: (2)
Rating 2	$669,947	$776,078	$202,577	$—	$—	$11,672	$1,660,274
Rating 3	21,593	—	37,008	—	17,471	20,403	96,475
Rating 4	—	—	—	—	3,848	—	3,848
Total whole loans, floating-rate	691,540	776,078	239,585	—	21,319	32,075	1,760,597
Mezzanine loan (rating 2)	—	4,700	—	—	—	—	4,700
Preferred equity investments (rating 2)	5,741	20,407	—	—	—	—	26,148
Total	$697,281	$801,185	$239,585	$—	$21,319	$32,075	$1,791,445

(1)	The total amortized cost of CRE loans excluded accrued interest receivable of $6.9 million and $6.7 million at March 31, 2020 and December 31, 2019, respectively.
(2)	Acquired CRE whole loans are grouped within each loan’s year of issuance.

(Back to Index)

(Back to Index)

In November 2019, we foreclosed on our remaining legacy CRE loan included in assets held for sale, and obtained ownership of the underlying property, which remains classified as an asset held for sale on the consolidated balance sheets, recorded at the lower of cost or fair market value. In April 2020, we received a $13.5 million offer for the sale of the asset held for sale. Net of approximately $300,000 of estimated costs to sell, the asset was valued at $13.2 million. An appraisal was received on the property in February 2020 and concluded its fair value, less estimated costs to sell, was $16.5 million, the effect of which was recorded as of December 31, 2019. At March 31, 2020 and December 31, 2019, the CRE asset held for sale had total carrying values of $13.2 million and $16.5 million, respectively.

During the three months ended March 31, 2020 and 2019, we incurred fair value adjustments on the remaining CRE asset held for sale to reduce the carrying value of $3.8 million and $102,000, respectively, which included protective advances to cover borrower operating losses of $491,000 and $102,000, respectively. The adjustments for the three months ended March 31, 2020 included a $3.3 million fair value charge in connection with the updated fair value.

At March 31, 2020 and December 31, 2019, we had one mezzanine loan included in assets held for sale that had no fair value.

During the three months ended March 31, 2020, we recorded a provision of $16.1 million, primarily attributable to the increase of expected credit losses, estimated using our CECL model, in connection with adverse market conditions caused by the COVID-19 pandemic. During the three months ended March 31, 2019, we recorded a general provision of $1.0 million using the previous incurred losses methodology, primarily attributable to four loans, which migrated from a rating of 2 to a rating of 3, in which performance lagged behind underwritten expectations.

Loan Portfolios Aging Analysis

The following table presents the CRE loan portfolio aging analysis as of the dates indicated for CRE loans at amortized cost (in thousands, except amounts in footnotes):

	30-59 Days	60-89 Days	Greater than 90 Days (1)	Total Past Due	Current	Total Loans Receivable (2)	Total Loans > 90 Days and Accruing (1)
At March 31, 2020:
Whole loans, floating-rate	$—	$—	$11,511	$11,511	$1,849,749	$1,861,260	$11,511
Mezzanine loan	—	—	—	—	4,700	4,700	—
Preferred equity investments	—	—	—	—	26,526	26,526	—
Total	$—	$—	$11,511	$11,511	$1,880,975	$1,892,486	$11,511

At December 31, 2019:
Whole loans, floating-rate	$—	$—	$11,503	$11,503	$1,749,094	$1,760,597	$11,503
Mezzanine loan	—	—	—	—	4,700	4,700	—
Preferred equity investment	—	—	—	—	26,148	26,148	—
Total	$—	$—	$11,503	$11,503	$1,779,942	$1,791,445	$11,503

(1)

Includes one whole loan, with an amortized cost of $11.5 million, which was in maturity default at March 31, 2020 and December 31, 2019. The loan is performing with respect to debt service due in accordance with a forbearance agreement at March 31, 2020 and December 31, 2019. During the three months ended March 31, 2020 and 2019, we recognized interest income of $159,000 and $165,000 and, respectively, on this whole loan.

(2)	The total amortized cost of CRE loans excluded accrued interest receivable of $6.9 million and $6.7 million at March 31, 2020 and December 31, 2019, respectively.

Troubled-Debt Restructurings (“TDRs”)

There were no TDRs for the three months ended March 31, 2020 and 2019.

Restricted Cash

At March 31, 2020, we had restricted cash of $65.4 million, which consisted of $62.3 million of restricted cash held as margin, $3.1 million held within four of our six consolidated securitization entities and $25,000 held in various reserve accounts. At December 31, 2019, we had restricted cash of $14.5 million, which consisted of $13.9 million of restricted cash held as margin, $532,000 held within three of our five consolidated securitizations and $22,000 held in various reserve accounts. The increase of $50.9 million was primarily attributable to an increase in margin requirements on our CMBS - short-term repurchase agreements in connection with the declines in the pricing caused by the impact of the COVID-19 pandemic on real estate securities markets, of our CMBS portfolio, the balance of which was used to settle all of our CMBS repurchase agreements in April 2020. Additionally, the increase was attributable to cash held at our CRE securitizations from principal repayments.

(Back to Index)

(Back to Index)

In April 2020, we repaid all of our outstanding obligations related to our CMBS - short-term repurchase agreements as discussed in “Overview.” In conjunction with that repayment, we used $46.9 million of posted margin that was classified as restricted cash at March 31, 2020.

Accrued Interest Receivable

The following table summarizes our accrued interest receivable at March 31, 2020 and December 31, 2019 (in thousands):

	March 31, 2020	December 31, 2019	Net Change
Accrued interest receivable from loans	$6,850	$6,746	$104
Accrued interest receivable from securities	274	1,133	(859)
Accrued interest receivable from escrow, sweep and reserve accounts	185	163	22
Total	$7,309	$8,042	$(733)

The decrease of $733,000 in accrued interest receivable was primarily attributable to the decrease of $859,000 in accrued interest receivable from securities, due to the disposition of CMBS securities during the three months ended March 31, 2020.

Other Assets

The following table summarizes our other assets at March 31, 2020 and December 31, 2019 (in thousands):

	March 31, 2020	December 31, 2019	Net Change
CRE fixed-rate whole loans, held for sale	$4,730	$—	$4,730
Other prepaid expenses	2,448	835	1,613
Tax receivables and prepaid taxes	2,230	2,250	(20)
Other receivables	121	116	5
Fixed assets - non real estate	74	89	(15)
Total	$9,603	$3,290	$6,313

The increase of $6.3 million in other assets was primarily attributable to the origination of two fixed-rate CRE whole loans during the three months ended March 31, 2020 with a total carrying value of $4.7 million at March 31, 2020. The increase in other assets was also attributable to a $1.6 million increase in other prepaid expenses, resulting from the March 2020 payment of $1.2 million for D&O insurance for the ensuing year.

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

(Back to Index)

(Back to Index)

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

Assets and Liabilities Held for Sale

The assets and liabilities of business segments classified as discontinued operations and other assets and liabilities classified as held for sale are reported separately in the accompanying consolidated financial statements and are summarized as follows at March 31, 2020 and December 31, 2019 (in thousands):

	March 31, 2020	December 31, 2019
ASSETS
Property and other assets held for sale	$13,466	$16,766
Total assets held for sale	$13,466	$16,766
LIABILITIES
Accounts payable and other liabilities	$1,735	$1,746
Total liabilities held for sale	$1,735	$1,746

Derivative Instruments

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

We classify our interest rate hedges as cash flow hedges, which are hedges that eliminate the risk of changes in the cash flows of a financial asset or liability. We record changes in fair value of derivatives designated and effective as cash flow hedges in accumulated other comprehensive (loss) income, and record changes in fair value of derivatives designated and ineffective as cash flow hedges in earnings.

We also are exposed to market pricing risks in connection with our fixed-rate CRE whole loans. The increase or decrease of market interest rates cause the fair value of the fixed-rate CRE whole loans to decrease or increase. In order to mitigate this market price risk, we may enter into interest rate swap contracts in which we pay a fixed rate of interest in exchange for a variable rate benchmark, usually three-month LIBOR. Unrealized gains and losses on the value of these swap contracts are recorded in other expenses on the consolidated statements of operations.

(Back to Index)

(Back to Index)

The following tables present the fair value of our derivative financial instruments at March 31, 2020 and December 31, 2019 on our consolidated balance sheets and the related effect of derivative instruments on the consolidated statements of operations for the three months ended March 31, 2020 and 2019:

Fair Value of Derivative Instruments (in thousands)

	Liability Derivatives
At March 31, 2020	Notional Amount	Consolidated Balance Sheets Location	Fair Value
Interest rate swap contracts	$4,030	Derivatives, at fair value	$48
Interest rate swap contracts, hedging (1)	$92,541	Derivatives, at fair value	$11,278
Interest rate swap contracts, hedging	$92,541	Accumulated other comprehensive (loss) income	$(10,771)

	Asset Derivatives
At December 31, 2019	Notional Amount	Consolidated Balance Sheets Location	Fair Value
Interest rate swap contracts, hedging (1)	$2,630	Derivatives, at fair value	$30

	Liability Derivatives
	Notional Amount	Consolidated Balance Sheets Location	Fair Value
Interest rate swap contracts, hedging (1)	$87,551	Derivatives, at fair value	$4,558
Interest rate swap contracts, hedging	$90,181	Accumulated other comprehensive (loss) income	$(3,999)

(1)	Interest rate swap contracts are accounted for as cash flow hedges.

The Effect of Derivative Instruments on the Consolidated Statements of Operations (in thousands)

	Derivatives
Three Months Ended March 31, 2020	Consolidated Statements of Operations Location	Realized and Unrealized Gain (Loss) (1)
Interest rate swap contracts	Other (expense) income	$(48)
Interest rate swap contracts, hedging	Interest expense	$(196)

	Derivatives
Three Months Ended March 31, 2019	Consolidated Statements of Operations Location	Realized and Unrealized Gain (Loss)
Interest rate swap contracts, hedging	Interest expense	$13

(1)	Negative values indicate a decrease to the associated consolidated statement of operations line items.

(Back to Index)

(Back to Index)

At March 31, 2020, we had 20 swap contracts outstanding in order to hedge against adverse rate movements on our one-month LIBOR borrowings. Our interest rate hedges at March 31, 2020 were as follows (dollars in thousands):

	Benchmark Rate	Notional Value	Strike Rate	Effective Date	Maturity Date	Fair Value
Interest rate hedge	One-month LIBOR	$3,010	2.02%	6/18/2017	1/18/2026	$(278)
Interest rate hedge	One-month LIBOR	3,640	2.15%	8/18/2017	3/18/2027	(417)
Interest rate hedge	One-month LIBOR	4,025	2.09%	8/18/2017	10/18/2026	(426)
Interest rate hedge	One-month LIBOR	13,550	2.09%	10/18/2017	9/18/2027	(1,583)
Interest rate hedge	One-month LIBOR	7,500	2.20%	10/18/2017	9/18/2027	(936)
Interest rate hedge	One-month LIBOR	2,820	2.77%	3/18/2018	3/18/2028	(498)
Interest rate hedge	One-month LIBOR	2,571	2.86%	5/18/2018	3/18/2028	(473)
Interest rate hedge	One-month LIBOR	3,720	2.86%	5/18/2018	11/18/2025	(513)
Interest rate hedge	One-month LIBOR	7,325	2.80%	7/18/2018	1/18/2026	(1,006)
Interest rate hedge	One-month LIBOR	4,300	2.80%	7/18/2018	1/18/2026	(591)
Interest rate hedge	One-month LIBOR	2,300	2.85%	7/18/2018	2/18/2027	(373)
Interest rate hedge	One-month LIBOR	4,020	2.76%	7/18/2018	7/18/2026	(583)
Interest rate hedge	One-month LIBOR	4,020	2.76%	7/18/2018	7/18/2026	(583)
Interest rate hedge	One-month LIBOR	4,420	2.89%	8/18/2018	7/18/2028	(853)
Interest rate hedge	One-month LIBOR	7,330	2.85%	8/18/2018	12/18/2026	(1,166)
Interest rate hedge	One-month LIBOR	6,500	2.72%	9/18/2018	7/18/2022	(368)
Interest rate hedge	One-month LIBOR	4,770	2.17%	5/18/2019	7/18/2022	(209)
Interest rate hedge	One-month LIBOR	1,730	1.87%	7/18/2019	6/18/2029	(201)
Interest rate hedge	One-month LIBOR	2,630	1.49%	11/18/2019	11/18/2026	(175)
Interest rate hedge	One-month LIBOR	2,360	0.82%	3/18/2020	6/18/2029	(46)
Total		$92,541				$(11,278)

In April 2020, we terminated all of our interest rate hedges, which had unrealized losses of $11.8 million recorded in accumulated other comprehensive (loss) income at the time of termination. The losses will be amortized into earnings over the remaining lives of the underlying contracts.

At March 31, 2020, we had 4 swap contracts outstanding in order to mitigate the market price risk on our fixed-rate CRE whole loans. Our interest rate swaps at March 31, 2020 were as follows (dollars in thousands):

	Benchmark Rate	Notional Value	Strike Rate	Effective Date	Maturity Date	Fair Value
Interest rate swap	Three-month LIBOR	$260	0.64%	3/16/2020	3/16/2025	$(2)
Interest rate swap	Three-month LIBOR	1,525	0.80%	3/16/2020	3/16/2030	(15)
Interest rate swap	Three-month LIBOR	520	0.68%	3/16/2020	3/16/2025	(5)
Interest rate swap	Three-month LIBOR	1,725	0.86%	3/16/2020	3/16/2030	(26)
Total		$4,030				$(48)

(Back to Index)

(Back to Index)

Repurchase and Credit Facilities

Borrowings under our term warehouse financing facilities and repurchase agreements are guaranteed by us or one of our subsidiaries. The following table sets forth certain information with respect to our term warehouse financing facilities and repurchase agreements (dollars in thousands, except amounts in footnotes):

	March 31, 2020				December 31, 2019
	Outstanding Borrowings (1)	Value of Collateral	Number of Positions as Collateral	Weighted Average Interest Rate	Outstanding Borrowings (1)	Value of Collateral	Number of Positions as Collateral	Weighted Average Interest Rate
CRE - Term Warehouse Financing Facilities (2)
Wells Fargo Bank, N.A. (3)	$145,547	$191,046	24	2.73%	$225,217	$291,903	28	3.70%
Barclays Bank PLC (4)	109,421	159,108	14	3.02%	111,881	145,035	14	3.99%
JPMorgan Chase Bank, N.A. (5)	21,140	32,223	3	2.65%	207,807	268,283	17	3.56%

CMBS - Short-Term Repurchase Agreements (6)
Deutsche Bank Securities Inc.	8,181	8,181	—	—%	37,141	57,331	6	3.13%
JP Morgan Securities LLC	42,510	42,510	10	—%	33,703	42,075	13	2.87%
Barclays Capital Inc.	101,219	101,219	10	—%	87,643	112,939	7	2.82%
RBC Capital Markets, LLC	13,366	13,366	—	—%	34,829	47,081	5	2.96%
RBC (Barbados) Trading Bank Corporation	10,585	10,585	—	—%	181,584	224,972	30	2.82%
Total	$451,969	$558,238			$919,805	$1,189,619

(1)	Outstanding borrowings include accrued interest payable.
(2)	Between April 2020 and May 2020, CRE - term warehouse financing facilities paid down by $40.2 million.
(3)	Includes $347,000 and $607,000 of deferred debt issuance costs at March 31, 2020 and December 31, 2019, respectively.
(4)	Includes $657,000 and $817,000 of deferred debt issuance costs at March 31, 2020 and December 31, 2019, respectively.
(5)	Includes $1.1 million and $1.3 million of deferred debt issuance costs at March 31, 2020 and December 31, 2019, respectively.
(6)	Value of the collateral includes unrestricted cash of $4.9 million at March 31, 2020. CMBS - short-term repurchase agreements were repaid in full in April 2020.

CRE - Term Warehouse Financing Facilities

In May 2020, Wells Fargo Bank, N.A. revised the minimum equity financial covenant required of us as of March 31, 2020 and provided a framework to avoid credit-based markdowns for approximately four months.

In April 2018, we entered into a master repurchase agreement (the “Barclays Facility”) with Barclays Bank PLC (“Barclays”) to finance the origination of CRE loans. In connection with the Barclays Facility, we entered into a guaranty agreement (the “Barclays Guaranty”) pursuant to which we fully guaranteed all payments and performance under the Barclays Facility. In May 2020, we entered into an amendment to the Barclays Guaranty that revised its minimum equity financial covenant as of March 1, 2020. Barclays also provided a framework to avoid credit-based markdowns for approximately four months.

In October 2018, we entered into a master repurchase agreement (the “JPMorgan Chase Facility”) with JPMorgan Chase Bank, N.A. (“JPMorgan Chase”) to finance the origination of CRE loans. In connection with the JPMorgan Chase Facility, we entered into a guaranty agreement (the “JPMorgan Chase Guaranty”) pursuant to which we fully guaranteed all payments and performance under the JPMorgan Chase Facility. In May 2020, we entered into an amendment to the JPMorgan Chase Guarantee that revised its minimum equity financial covenant as of February 29, 2020.

We would not have been in compliance with our previous minimum equity covenants on our CRE term warehouse financing facilities at March 31, 2020, primarily as a result of the loss on the disposition of our financed CMBS portfolio (See “Results of Operations - Other Income (Expense)”). However, we subsequently sought and received agreements with all of our lenders that retroactively reduced our minimal equity requirements under our agreements, allowing us to comply with our minimum equity requirements at March 31, 2020.

We were in compliance with all of our covenants at March 31, 2020.

(Back to Index)

(Back to Index)

CMBS - Short-Term Repurchase Agreements

The COVID-19 pandemic produced material and previously unforeseeable liquidity shocks in credit markets causing significant declines in the pricing of our investment securities available-for-sale that were collateral for our CMBS short-term repurchase facilities. As a result, in March 2020, we received written notices from RBC, RBC Barbados and Deutsche Bank Securities alleging that events of default had occurred under our associated repurchase agreements as a result of not meeting certain margin calls. These notices were subsequently either withdrawn or rescinded. We had no outstanding balances on our CMBS - short-term repurchase agreements in April 2020.

Securitizations

At March 31, 2020, we retained equity in six of the securitization entities we have executed, of which three have been substantially liquidated.

XAN 2020-RSO8

In March 2020, we closed Exantas Capital Corp. 2020-RSO8, Ltd. (“XAN 2020-RSO8”), a $522.6 million CRE debt securitization transaction that provided financing for CRE loans. XAN 2020-RSO8 issued a total of $435.7 million of non-recourse, floating-rate notes at par, of which RCC Real Estate Inc. (“RCC RE”) purchased 100% of the Class D and Class E notes. Our investments in the Class D and Class E notes were financed by CMBS short-term repurchase agreements and were sold in conjunction with the disposition of our CMBS portfolio in April 2020. Additionally, RCC RE purchased 100% of the Class F and Class G notes and a subsidiary of RCC RE purchased 100% of the outstanding preference shares. The notes purchased by RCC RE are subordinated in right of payment to all other senior notes issued by XAN 2020-RSO8, but are senior in right of payment to the preference shares. The preference shares are subordinated in right of payment to all other securities issued by XAN 2020-RSO8.

At closing, the senior notes issued to investors consisted of the following classes: (i) $295.3 million of Class A notes bearing interest at one-month LIBOR plus 1.15% increasing to 1.40% in November 2024; (ii) $39.2 million of Class A-S notes bearing interest at one-month LIBOR plus 1.45%, increasing to 1.70% in December 2024; (iii) $26.1 million of Class B notes bearing interest at one-month LIBOR plus 1.75%, increasing to 2.25% in January 2025; (iv) $32.7 million of Class C notes bearing interest at one-month LIBOR plus 2.15%, increasing to 2.65% in January 2025; (v) $26.1 million of Class D notes bearing interest at one-month LIBOR plus 2.50%, increasing to 3.00% in February 2025; and (vi) $16.3 million of Class E notes bearing interest at one-month LIBOR plus 2.80%, increasing to 3.30% in February 2025.

All of the notes issued mature in March 2035, although we have the right to call the notes anytime after March 2022. Principal repayments received, after closing and ending in March 2023, may be used to purchase funding participations with respect to existing collateral held outside of the securitization.

Corporate Debt

4.50% Convertible Senior Notes and 8.00% Convertible Senior Notes

We issued $100.0 million aggregate principal of our 8.00% convertible senior notes due 2020 (“8.00% Convertible Senior Notes”) and $143.8 million aggregate principal of our 4.50% convertible senior notes due 2022 (“4.50% Convertible Senior Notes”) in January 2015 and August 2017, respectively. In conjunction with the issuance of the 4.50% Convertible Senior Notes, we extinguished $78.8 million of aggregate principal of our 8.00% Convertible Senior Notes. In January 2020, the remaining 8.00% Convertible Senior Notes were paid off upon maturity.

The following table summarizes the 4.50% Convertible Senior Notes at March 31, 2020 (dollars in thousands, except the conversion prices and amounts in the footnotes):

	Principal Outstanding	Borrowing Rate	Effective Rate (1)	Conversion Rate (2)(3)	Conversion Price (3)	Maturity Date
4.50% Convertible Senior Notes	$143,750	4.50%	7.43%	83.1676	$12.02	August 15, 2022

(1)

Includes the amortization of the market discounts and deferred debt issuance costs, if any, for the 4.50% Convertible Senior Notes recorded in interest expense on the consolidated statements of operations.

(2)

Represents the number of shares of common stock per $1,000 principal amount of the 4.50% Convertible Senior Notes’ principal outstanding, subject to adjustment as provided in the Third Supplemental Indenture (the “4.50% Convertible Senior Notes Indenture”).

(3)

The conversion rate and conversion price of the 4.50% Convertible Senior Notes at March 31, 2020 are adjusted to reflect quarterly cash distributions in excess of a $0.10 distribution threshold, as defined in the 4.50% Convertible Senior Notes Indenture.

The 4.50% Convertible Senior Notes are convertible at the option of the holder at any time up until one business day before the respective maturity date and may be settled in cash, our common stock or a combination of cash and our common stock, at our election. We may not redeem the 4.50% Convertible Senior Notes prior to maturity. The closing price of our common stock was $2.76 on March 31, 2020, which did not exceed the conversion price of our 4.50% Convertible Senior Notes at March 31, 2020.

(Back to Index)

(Back to Index)

Stockholders’ Equity

Total stockholders’ equity at March 31, 2020 was $342.1 million and gave effect to $10.8 million of net unrealized losses on our cash flow hedges and $106,000 of net unrealized losses on our available-for-sale portfolio, shown as a component of accumulated other comprehensive (loss) income. Stockholders’ equity at December 31, 2019 was $556.4 million and gave effect to $4.0 million of net unrealized losses on our cash flow hedges and $5.8 million of net unrealized gains on our available-for-sale portfolio, shown as a component of accumulated other comprehensive (loss) income. The decrease in stockholders’ equity during the three months ended March 31, 2020 was primarily attributable to a decrease in retained earnings in connection with an increase in net losses, primarily attributable to the losses incurred on the disposition of our financed CMBS portfolio.

Balance Sheet - Book Value Reconciliation

The following table rolls forward our common stock book value for the three months ended March 31, 2020 and reconciles our common stock book value to our economic book value, a non-GAAP measure, at March 31, 2020 (in thousands, except per share data and amounts in footnotes):

	For the Three Months Ended March 31, 2020
	Total Amount	Per Share Amount
Common stock book value at beginning of period (1)	$440,442	$14.00
Net loss allocable to common shares (2)	(199,109)	(6.28)
Change in other comprehensive income:
Available-for-sale securities	(5,926)	(0.19)
Derivatives	(6,772)	(0.21)
Adoption of new CECL accounting guidance on January 1, 2020	(3,032)	(0.10)
Impact to equity of share-based compensation	498	(0.09)
Total net decrease	(214,341)	(6.87)
Common stock book value at end of period (1)(3)	226,101	7.13

Reconciling items in arriving at economic book value at March 31, 2020:
Non-cash 4.50% Convertible Senior Notes’ unamortized discounts	(7,427)	(0.23)
Series C Preferred Stock redemption value in excess of carrying value	(4,045)	(0.13)
Economic book value at March 31, 2020	$214,629	$6.77

(1)

Per share calculations exclude unvested restricted stock, as disclosed on our consolidated balance sheets, of 351,325 and 420,962 shares at March 31, 2020 and December 31, 2019, respectively. The denominator for the calculation is 31,690,736 and 31,459,632 shares at March 31, 2020 and December 31, 2019, respectively.

(2)

The per share amount is calculated with the denominator referenced in footnote (1) at March 31, 2020. Net loss per common share-diluted of $(6.30) is calculated using the weighted average diluted shares outstanding during the three months ended March 31, 2020.

(3)	Common stock book value is calculated as total stockholders’ equity of $342.1 million less preferred stock equity of $116.0 million at March 31, 2020.

Management Agreement Equity

Our base management fee, as defined in the Third Amended and Restated Management Agreement, as amended (“Management Agreement”), is equal to (i) 1/12 of the amount of our equity multiplied by (ii) 1.50% and is calculated and paid monthly in arrears.

The following table summarizes the calculation of equity, as defined in the Management Agreement (in thousands):

Amount
At March 31, 2020:
Proceeds from capital stock issuances, net (1)	$1,219,936
Retained earnings, net (2)	(459,436)
Payments for repurchases of capital stock, net	(207,011)
Total	$553,489

(1)	Deducts underwriting discounts and commissions and other expenses and costs relating to such issuances.
(2)	Excludes non-cash equity compensation expense incurred to date.

Core Earnings

Core Earnings is a non-GAAP financial measure that we use to evaluate our operating performance.

(Back to Index)

(Back to Index)

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

Core Earnings, for reporting purposes, is defined as GAAP net income (loss) allocable to common shares, excluding (i) non-cash equity compensation expense, (ii) unrealized gains and losses, (iii) non-cash provisions for credit losses, (iv) non-cash impairments on securities, (v) non-cash amortization of discounts or premiums associated with borrowings, (vi) net income or loss from a limited partnership interest owned at the initial measurement date, (vii) net income or loss from non-core assets, (1)(2) (viii) real estate depreciation and amortization, (ix) foreign currency gains or losses and (x) income or loss from discontinued operations. Core Earnings may also be adjusted periodically to exclude certain one-time events pursuant to changes in GAAP and certain non-cash items.

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

(Back to Index)

(Back to Index)

The following table provides a reconciliation from GAAP net income (loss) allocable to common shares to Core Earnings allocable to common shares and Core Earnings allocable to common shares, adjusted for the periods presented (in thousands, except per share data and amount in the footnotes):

	For the Three Months Ended
	March 31,
	2020	Per Share Data	2019	Per Share Data
Net (loss) income allocable to common shares - GAAP	$(199,109)	$(6.30)	$5,545	$0.18

Reconciling items from continuing operations:
Non-cash equity compensation expense	498	0.02	683	0.02
Non-cash provision for CRE credit losses	16,149	0.51	1,025	0.03
Unrealized loss on core activities (3)	5,197	0.16	—	—
Non-cash amortization of discounts or premiums associated with borrowings	711	0.02	683	0.02
Net realized gain on non-core assets (1)(2)	—	—	(8)	—
Net income from non-core assets (2)	(27)	—	(5)	—

Reconciling items from discontinued operations and CRE loans:
Net interest income on legacy CRE loans	(161)	—	(233)	(0.01)
Fair value adjustments on legacy CRE loans	3,791	0.12	102	0.01
Loss from discontinued operations, net of taxes	45	—	37	—
Core Earnings allocable to common shares	(172,906)	(5.47)	7,829	0.25

Reconciling items in arriving at Core Earnings allocable to common shares, adjusted:
Loss on disposition of CMBS	180,315	5.70	—	—
Core Earnings allocable to common shares, adjusted	$7,409	$0.23	$7,829	$0.25

Weighted average common shares - diluted on Core Earnings allocable to common shares	31,626		31,531
Weighted average common shares - diluted on Core Earnings allocable to common shares, adjusted	31,730		31,531

Core Earnings per common share - diluted	$(5.47)		$0.25
Core Earnings per common share, adjusted - diluted	$0.23		$0.25

(1)	Income tax expense (benefit) from non-core investments and net realized gain on non-core assets are components of net income or loss from non-core assets.
(2)

Non-core assets are investments and securities owned by us at the initial measurement date in (i) commercial finance, (ii) middle market lending, (iii) residential mortgage lending, (iv) legacy CRE loans designated as held for sale and (v) other non-CRE assets included in assets held for sale.

(3)	Substantially comprises unrealized losses on two unencumbered CMBS investments of $5.1 million at March 31, 2020.

Core Earnings in accordance with the Management Agreement, which excludes incentive compensation payable, was $(172.9) million, or $(5.40) per common share outstanding, for the three months ended March 31, 2020. There was no incentive compensation payable for the three months ended March 31, 2020.

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

For the three months ended March 31, 2020, our Core Earnings, as defined in the Management Agreement, did not exceed the Incentive Compensation Hurdle.

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

During the three months ended March 31, 2020, our principal sources of liquidity were: (i) proceeds of $146.3 million from financing sourced from our CRE - term warehouse financing facilities, (ii) proceeds of $41.6 million from net repayments on our CRE loan portfolio, (iii) net proceeds of $10.3 million from the close of XAN 2020-RSO8 and (iv) proceeds of $2.4 million from our CRE securitizations that used principal paydowns to invest in CRE loan future funding commitments. These sources of liquidity, offset by our deployments in CRE debt investments, margin calls on our CMBS repurchase agreements, paydowns on our CRE term warehouse financing facilities, paydown upon maturity of our 8.00% convertible senior notes, and operating expenses, substantially resulted in the $42.8 million of unrestricted cash we held at March 31, 2020.

We utilize a variety of financing arrangements to finance certain assets. We generally utilize the following two types of financing arrangements:

1.

Term Warehouse Financing Facilities (CRE loans) and Short-Term Repurchase Agreements (CMBS): Term warehouse financing facilities and short-term repurchase agreements effectively allow us to borrow against loans and securities, respectively, that we own. Under these agreements, we transfer loans and securities to a counterparty and agree to purchase the same loans and securities from the counterparty at a price equal to the transfer price plus interest. The counterparty retains the sole discretion over both whether to purchase the loan or security from us and, subject to certain conditions, the collateral value of such loan or security for purposes of determining whether we are required to pay margin to the counterparty. Generally, if the lender determines (subject to certain conditions) that the value of the collateral in a repurchase transaction has decreased by more than a defined minimum amount, we would be required to repay any amounts borrowed in excess of the product of (i) the revised collateral or market value multiplied by (ii) the applicable advance rate. During the term of these agreements, we receive the principal and interest on the related loans and securities and pay interest to the counterparty.

As discussed in “Overview,” the impact of the COVID-19 pandemic produced material and previously unforeseeable liquidity shocks to global financial markets that resulted in substantial margin calls to us by our CMBS repurchase lenders and led to the ultimate disposition of our financed CMBS portfolio to satisfy our outstanding obligations with those lenders.  In April 2020, the outstanding CMBS short-term repurchase agreement liability of $175.9 million was repaid in full. As such, we have no further exposure to losses related to CMBS repurchase agreements.

Primarily as a result of the aforementioned loss on the disposition of our financed CMBS portfolio, we would not have been in compliance with our previous minimum equity covenants on our term warehouse financing facilities at March 31, 2020. However, we subsequently sought and received agreements with all of our lenders that retroactively reduced our minimal equity requirements under the agreements, allowing us to comply with our minimum equity requirements as of March 31, 2020. We were in compliance with all of our covenants at March 31, 2020.

As the COVID-19 crisis evolved, we met with our term warehouse financing lenders to mitigate the impact of further mark-to-market risk caused by outstanding borrowings. In April 2020, we reduced our term warehouse financing facility leverage and in exchange received written confirmation from lenders representing over 90% of the outstanding balance of our term warehouse financing facilities that provides a framework for avoiding credit-based markdowns for approximately four months.

(Back to Index)

(Back to Index)

At March 31, 2020, we had term warehouse financing facilities and short-term repurchase agreements, as summarized below (in thousands, except amounts in footnotes):

	Execution Date	Maturity Date (1)	Maximum Capacity	Repurchase Principal Outstanding(2)	Availability
CRE - Term Warehouse Financing Facilities
Wells Fargo Bank, N.A.	February 2012	July 2020	$400,000	$145,717	$254,283
Barclays Bank PLC	April 2018	April 2021	$250,000	109,972	$140,028
JPMorgan Chase Bank, N.A.	October 2018	October 2021	$250,000	22,229	$227,771
CMBS - Short-Term Repurchase Agreements (2)
Deutsche Bank Securities Inc.	March 2005	April 2020	N/A	8,181	N/A
JP Morgan Securities LLC	November 2012	April 2020	N/A	42,510	N/A
Barclays Capital Inc.	February 2013	April 2020	N/A	101,219	N/A
RBC Capital Markets, LLC	August 2017	April 2020	N/A	13,366	N/A
RBC (Barbados) Trading Bank Corporation	October 2019	April 2020	N/A	10,585	N/A
Total				$453,779

(1)	Excludes accrued interest payable of $308,000 and deferred debt issuance costs and discounts of $2.1 million at March 31, 2020.
(2)	All CMBS - short-term repurchase agreements were repaid in full in April 2020.

The following table summarizes the average principal outstanding on our term warehouse financing facilities and short-term repurchase agreements during the three months ended March 31, 2020 and December 31, 2019 and the principal outstanding on our term warehouse financing facilities and short-term repurchase agreements at March 31, 2020 and December 31, 2019 (in thousands, except amounts in footnotes):

	Three Months Ended March 31, 2020	March 31, 2020	Three Months Ended December 31, 2019	December 31, 2019
	Average Principal Outstanding	Principal Outstanding (1)(2)	Average Principal Outstanding	Principal Outstanding (1)(2)
Financing Arrangement
Term warehouse financing facilities - CRE loans	$512,367	$277,918	$472,099	$546,809
Short-term repurchase agreements - CMBS	354,853	175,861	337,648	374,430
Total	$867,220	$453,779	$809,747	$921,239

(1)

Excludes accrued interest payable on repurchase agreements collateralized by CRE loans of $308,000 and $810,000 and deferred debt issuance costs and discounts of $2.1 million and $2.7 million at March 31, 2020 and December 31, 2019, respectively.

(2)	Excludes accrued interest payable on repurchase agreements collateralized by CMBS of $470,000 at December 31, 2019. There was no accrued interest payable at March 31, 2020.

The following table summarizes the maximum month-end principal outstanding on our term warehouse financing facilities and short-term repurchase agreements during the periods presented (in thousands):

	Maximum Month-End Principal Outstanding During the
	Three Months Ended	Years Ended December 31,
	March 31, 2020	2019	2018	2017
Financing Arrangement (1)
Term warehouse financing facilities - CRE loans	$598,635	$665,294	$561,382	$469,228
Short-term repurchase agreements - CMBS	$365,886	$374,430	$295,048	$122,574

(1)

Increases in the maximum month-end outstanding principal balances for the periods presented resulted from financing assets that were originated or acquired as a direct result of the redeployment of capital into our core asset classes pursuant to the Plan.

(Back to Index)

(Back to Index)

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

Historically, we have financed the acquisition of our investments through CDOs and securitizations that essentially match the maturity and repricing dates of these financing vehicles with the maturities and repricing dates of our investments. In the past, we have derived substantial operating cash from our equity investments in our CDOs and securitizations, which will cease if the CDOs and securitizations fail to meet certain tests. Through March 31, 2020, we did not experience difficulty in maintaining our existing CDO and securitization financing and passed all of the critical tests required by these financings.

The following table sets forth the distributions received by us and coverage test summaries for our active securitizations for the periods presented (in thousands, except amount in the footnotes):

	Cash Distributions		Overcollateralization Cushion (1)
Name	For the Three Months Ended March 31, 2020	For the Year Ended December 31, 2019	At March 31, 2020	At the Initial Measurement Date	End of Designated Principal Reinvestment Period
XAN 2018-RSO6 (2)	$2,656	$17,959	$82,175	$25,731	December 2020
XAN 2019-RSO7 (2)	$4,729	$10,672	$34,947	$34,341	April 2022
XAN 2020-RSO8 (2)	$—	$—	$26,146	$26,146	March 2023
Apidos CDO I, Ltd. (3)	$—	$708	N/A	$17,136	N/A

(1)	Overcollateralization cushion represents the amount by which the collateral held by the securitization issuer exceeds the minimum amount required.
(2)

The designated principal reinvestment period for XAN 2018-RSO6, XAN 2019-RSO7 and XAN 2020-RSO8 is the period in which principal repayments can be utilized to purchase loans held outside of the respective securitization that represent the funded commitments of existing collateral in the respective securitization that were not funded as of the date the respective securitization was closed. Additionally, the indenture for each securitization does not contain any interest coverage test provisions.

(3)	Apidos CDO I, Ltd. and Apidos CDO III, Ltd. were substantially liquidated in October 2014 and June 2015, respectively.

The following table sets forth the distributions received by us and liquidation details for our liquidated securitizations for the periods presented (in thousands):

	Cash Distributions		Liquidation Details
Name	For the Three Months Ended March 31, 2020	For the Year Ended December 31, 2019	Liquidation Date	Remaining Assets at the Liquidation Date (1)
RCC 2017-CRE5	$—	$12,551	July 2019	$112,753
Whitney CLO I, Ltd. (2)	$—	$68	January 2019	$—

(1)	The remaining assets at the liquidation date were distributed to us in exchange for our preference shares and equity notes in the respective securitization.
(2)	Whitney CLO I, Ltd. was substantially liquidated in September 2013.

At May 7, 2020, our liquidity consisted of $36.7 million of unrestricted cash and cash equivalents and $91.5 million of unencumbered assets.

Our leverage ratio, defined as the ratio of borrowings to stockholders’ equity, may vary as a result of the various funding strategies we use. At March 31, 2020 and December 31, 2019, our leverage ratio was 5.0 times and 3.4 times, respectively. The leverage ratio increase was primarily attributable to a net decrease in stockholder’s equity largely due to the disposition of our financed CMBS portfolio offset by a decrease in borrowings.

As of May 7, 2020, our leverage ratio reduced from 5.0 times at March 31, 2020 to 4.5 times. The reduction in the leverage ratio was primarily attributable to the payoff of our CMBS - short-term repurchase agreements in April 2020 and paydowns on our CRE term warehouse financing facilities between April 2020 and May 2020.

(Back to Index)

(Back to Index)

Distributions

It is inherently difficult to assess accurately the impact of COVID-19 on our revenues, profitability and financial position due to uncertainty of the severity and duration of the pandemic. In response, in the near-term, we are focused on prudently retaining and managing sufficient excess liquidity. We, therefore, did not pay a first quarter distribution on our common and preferred shares. As the impact of COVID-19 on our short to mid-term operations and financial position becomes clearer, our Board will establish a plan for the prudent resumption of the payment of distributions.

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

Contractual Obligations and Commitments

	Contractual Commitments
	(dollars in thousands, except amounts in footnotes)
	Payments due by Period
	Total	Less than 1 Year	1 - 3 Years	3 - 5 Years	More than 5 Years
At March 31, 2020:
CRE securitizations	$1,097,643	$—	$—	$—	$1,097,643
Unsecured junior subordinated debentures (1)	51,548	—	—	—	51,548
4.50% Convertible Senior Notes (2)	143,750	—	143,750	—	—
Warehouse financing facilities and repurchase agreements (3)	402,271	269,939	132,332	—	—
Unfunded commitments on CRE loans (4)	116,816	45,887	70,929	—
Base management fees (5)	5,270	5,270	—	—	—
Total	$1,817,298	$321,096	$347,011	$—	$1,149,191

(1)	Contractual commitments exclude $20.2 million and $20.8 million of estimated interest expense payable through maturity, in June 2036 and October 2036, respectively, on our trust preferred securities.
(2)	Contractual commitments exclude $15.6 million of interest expense payable through maturity, in August 2022, on our 4.50% Convertible Senior Notes.
(3)	Contractual commitments include $308,000 of accrued interest payable at March 31, 2020 on our repurchase facilities.
(4)

Unfunded commitments on our originated CRE loans generally fall into two categories: (i) pre-approved capital improvement projects and (ii) new or additional construction costs subject, in each case, to the borrower meeting specified criteria. Upon completion of the improvements or construction, we would receive additional interest income on the advanced amount. At March 31, 2020, we had unfunded commitments on 77 CRE whole loans and one CRE preferred equity investment.

(5)

Base management fees presented are based on an estimate of base management fees payable to our Manager over the next 12 months. Our Management Agreement also provides for an incentive compensation arrangement that is based on operating performance. The incentive compensation is not a fixed and determinable amount, and therefore it is not included in this table.

Off-Balance Sheet Arrangements

General

At March 31, 2020, we did not maintain any relationships with unconsolidated entities or financial partnerships that were established for the purpose of facilitating off-balance sheet arrangements or contractually narrow or limited purposes, although we do have interests in unconsolidated entities not established for those purposes. Except as set forth below, at March 31, 2020, we had not guaranteed obligations of any unconsolidated entities or entered into any commitment or letter of intent to provide additional funding to any such entities.

Unfunded CRE Loan Commitments

In the ordinary course of business, we make commitments to borrowers whose loans are in our CRE loan portfolio to provide additional loan funding in the future. Disbursement of funds pursuant to these commitments is subject to the borrower meeting pre-specified criteria. These commitments are subject to the same underwriting requirements and ongoing portfolio maintenance as are the on-balance sheet financial investments that we hold. Since these commitments may expire without being drawn upon, the total commitment amount does not necessarily represent future cash requirements. Whole loans had $113.9 million and $98.0 million in unfunded loan commitments at March 31, 2020 and December 31, 2019, respectively. Preferred equity investments had $2.9 million and $3.0 million in unfunded investment commitments at March 31, 2020 and December 31, 2019, respectively. Unfunded commitments are not considered in the CECL reserve if they are unconditionally cancelable.

(Back to Index)

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

As part of our May 2017 sale of our equity interest of Pearlmark Mezzanine Realty Partners IV, L.P., we entered into an indemnification agreement whereby we indemnified the purchaser against realized losses of up to $4.3 million on one mezzanine loan until its final maturity date in 2020. As a result of the indemnified party’s partial sale of the mezzanine loan, our maximum exposure was reduced to $536,000. At March 31, 2020 and December 31, 2019, we had a contingent liability, reported in accounts payable and other liabilities on our consolidated balance sheets, of $56,000 outstanding as a reserve for probable losses on the indemnification. We did not record any additional reserve for probable losses during the three months ended March 31, 2020 and 2019.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

At March 31, 2020, the primary component of our market risk was credit risk, counterparty risk, financing risk, and interest rate risk, as described below. While we do not seek to avoid risk completely, we do seek to assume risk that can be quantified from historical experience, to actively manage that risk, to earn sufficient compensation to justify assuming that risk and to maintain capital levels consistent with the risk we undertake or to which we are exposed.

Credit Risks

Our loans and investments are subject to credit risk. The performance and value of our loans and investments depend upon the sponsors’ ability to operate the properties that serve as our collateral so that they produce cash flows adequate to pay interest and principal due to us. To monitor this risk, our Manager’s asset management team reviews our investment portfolios and in certain instances is in regular contact with our borrowers, monitoring performance of the collateral and enforcing our rights as necessary.

In addition, we are exposed to the risks generally associated with the commercial real estate (“CRE”) market, including variances in occupancy rates, capitalization rates, absorption rates, and other macroeconomic factors beyond our control. We seek to manage these risks through our underwriting and asset management processes.

The COVID-19 pandemic has significantly impacted the CRE markets, causing reduced occupancy, requests from tenants for rent deferral or abatement, and delays in construction and development projects currently planned or underway. Our portfolio includes loans collateralized by multifamily, hotel, retail and other property types that are particularly negatively impacted by the pandemic. Approximately 59.6% of our portfolio is in multifamily properties. Residents that experience deteriorating financial conditions as a result of the pandemic may be unwilling or unable to pay rent in full on a timely basis. Furthermore, numerous state, local and federal regulations have also imposed restrictions at present on the borrower’s ability to enforce residents’ contractual lease obligations, and this will affect their ability to collect rent or enforce remedies for the failure to pay rent. Approximately 10.1% of our portfolio is in hotel properties. Many of the hotels have complete suspension or significant reduction of operations resulting from government action and decline in group, business and leisure travel. Travelers may continue to be wary to travel once restrictions are lifted because of concerns of risk of contagion or curtailment of leisure travel due to the economic recession. Approximately 6.4% of our portfolio is in retail properties. Complete or partial closure of many retail properties have resulted from government or tenant action. The reduced economic activity severely impacts the tenants’ businesses, financials condition and liquidity and may result in the tenants being unwilling or unable to meet their obligations to the borrower in part or in full.

The COVID-19 pandemic has significantly impacted the CRE markets, causing reduced occupancy, requests from tenants for rent deferral or abatement, and delays in construction and development projects currently planned or underway. These negative conditions may persist into the future and impair our borrowers’ ability to comply with the terms under our loan agreements. We maintain a robust asset management relationship with our borrowers and have utilized these relationships to address the potential impacts of the COVID-19 pandemic on our loans secured by properties experiencing cash flow pressure. While we believe the principal amounts of our loans are generally adequately protected by underlying collateral value, there is a risk that we will not realize the entire principal value of certain investments. In order to mitigate that risk, we have proactively engaged with our borrowers, particularly with those with near-term maturities, in order to maximize recovery.

Counterparty Risk

The nature of our business requires us to hold our cash and cash equivalents, obtain financing from and enter into derivative contracts with various financial institutions. This exposes us to the risk that these financial institutions may not fulfill their obligations to us under these various contractual arrangements. We mitigate this exposure by depositing our cash and cash equivalents and entering into financing agreements and derivative contracts with high credit-quality institutions.

(Back to Index)

(Back to Index)

Financing Risk

We finance our target assets using our CRE debt securitizations, warehouse financing facilities and short-term repurchase agreements. Over time, as market conditions change, we may use other forms of leverage in addition to these methods of financing. Weakness or volatility in the financial markets, the CRE and mortgage markets or the economy generally, such as through the impact of the COVID-19 pandemic, could adversely affect one or more of our lenders or potential lenders and could cause one or more of our lenders or potential lenders to be unwilling or unable to provide us with financing, or to decrease the amount of our available financing, or to increase the costs of that financing.

Interest Rate Risk

Effect on Fair Value

A component of interest rate risk is the effect that changes in interest rates will have on the fair value of our assets. We face the risk that the fair value of our assets will increase or decrease at different rates than that of our liabilities, including our hedging instruments and derivative instruments.

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

The following sensitivity analysis table presents, at March 31, 2020, the estimated impact on the fair value of our interest rate-sensitive investments, instruments and liabilities of changes in interest rates, assuming rates instantaneously fall 100 basis points and rise 100 basis points (dollars in thousands):

	March 31, 2020
	Interest Rates Fall 100 Basis Points	Unchanged	Interest Rates Rise 100 Basis Points
Interest rate-sensitive investment securities:
Fair value	$43,365	$40,366	$39,856
Change in fair value	$2,999	$—	$(510)
Change as a percent of fair value	7%	—%	(1)%
Interest rate-sensitive hedging instruments:
Fair value	$(17,693)	$(11,278)	$(5,311)
Change in fair value	$(6,415)	$—	$5,967
Change as a percent of fair value	57%	—%	(53)%
Interest rate-sensitive derivative instruments:
Fair value	$(417)	$(48)	$285
Change in fair value	$(369)	$—	$333
Change as a percent of fair value	769%	—%	(694)%

For purposes of the table, we have excluded our investments and liabilities with variable interest rates that are indexed to the London Interbank Offered Rate. The variable rates on these instruments are short-term in nature, therefore we are not subject to material exposure from movements in fair value as a result of changes in interest rates.

It is important to note that the impact of changing interest rates on fair value can change significantly when interest rates change beyond 100 basis points from current levels. Therefore, the volatility in the fair value of our assets could increase significantly when interest rates change beyond 100 basis points from current levels. In addition, other factors impact the fair value of our interest rate-sensitive investment securities, hedging instruments and derivative instruments, such as the shape of the yield curve, market expectations as to future interest rate changes and other market conditions. Accordingly, in the event of changes in actual interest rates, the change in the fair value of our assets would likely differ from that shown above and such difference might be material and adverse to our stockholders.

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

(Back to Index)

(Back to Index)

•	attempting to structure our borrowing agreements for our commercial mortgage-backed securities to have a range of different maturities, terms, amortizations and interest rate adjustment periods; and
•

using derivatives to adjust the interest rate sensitivity of our variable-rate borrowings, which we discuss in “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations - Financial Condition - Derivative Instruments.”

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended March 31, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

(Back to Index)

(Back to Index)

PART II

ITEM 1.	LEGAL PROCEEDINGS

We may become involved in litigation on various matters due to the nature of our business activities. The resolution of these matters may result in adverse judgments, fines, penalties, injunctions and other relief against us as well as monetary payments or other agreements and obligations. In addition, we may enter into settlements on certain matters in order to avoid the additional costs of engaging in litigation. Except as discussed below, we are unaware of any contingencies arising from such litigation that would require accrual or disclosure in the consolidated financial statements at March 31, 2020.

Primary Capital Mortgage, LLC (“PCM”) is subject to potential litigation related to claims for repurchases or indemnifications on loans that PCM has sold to third parties. At March 31, 2020 and December 31, 2019, no such litigation demand was outstanding. Reserves for such litigation demands are included in the reserve for mortgage repurchases and indemnifications that totaled $1.7 million at March 31, 2020 and December 31, 2019. The reserves for mortgage repurchases and indemnifications are included in liabilities held for sale on the consolidated balance sheets. As of March 31, 2020, we have substantially completed disposing of PCM’s business.

Litigation Matters

We did not have any pending litigation matters or general litigation reserve at March 31, 2020 or December 31, 2019.

ITEM 1A.	RISK FACTORS

For information regarding factors that could affect our results of operations, financial condition and liquidity, see the risk factors discussed in Part I, Item 1A. “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2019 (the “Annual Report”).

In light of developments relating to the COVID-19 pandemic occurring subsequent to the filing of our Annual Report, we are supplementing the risk factors discussed in our Annual Report with the following risk factor, which should be read in conjunction with the risk factors contained in our Annual Report.

The outbreak of widespread contagious disease, such as the novel coronavirus, COVID-19, has caused, and may continue to cause, shocks to the United States and global economy and to our business, which has had, and may continue to have, an adverse impact on our financial condition, our results of operations and our liquidity and capital resources.

In December 2019, a novel strain of coronavirus, COVID-19, was identified in Wuhan, China. The resulting global proliferation of the virus led the World Health Organization to designate COVID-19 as a pandemic and numerous countries, including the United States, to declare national emergencies. Many countries have responded to the outbreak by instituting quarantines and restrictions on travel, which has resulted in the closure or remote operation of non-essential businesses. Such actions have produced material and previously unforeseeable shocks to global markets, disruptions to global supply chains, increasing rates of unemployment and adversity to many industries and economies as whole.

The COVID-19 pandemic has had, and may continue to have, a material adverse impact on our financial condition, liquidity and results of operations and the market price of our common stock and preferred stock. We expect that these impacts are likely to continue to some extent as the pandemic persists. Although many or all facets of our business have been or could be impacted by the COVID-19 pandemic, we currently believe the following impacts to be among the most material to us:

•

COVID-19 could have a significant long-term impact on the broader economy and the commercial real estate (“CRE”) market generally, which would negatively impact the value of the properties collateralizing our loans. Our portfolio includes loans collateralized by hotel, retail, multifamily and other property types that are particularly negatively impacted by the pandemic. While we believe the principal amount of our loans are generally adequately protected by underlying value, there can be no assurance that we will realize the entire principal value of certain investments.

•

We are actively engaged in discussions with our borrowers, some of whom we expect may face challenges in complying with the terms of their loans. We therefore anticipate more frequent modifications of our loans and potentially instances of default or foreclosure on assets underlying our loans, which will adversely affect the credit profile of our assets and our results of operations and financial condition.

•

The shocks to global markets, particularly the real estate credit markets, adversely impacted the market pricing of our CRE securities. Depending on the magnitude and duration of the pandemic’s impact, the assets underlying these securities may default on their terms, requiring that we incur credit losses on our portfolio.

(Back to Index)

(Back to Index)

•

We have warehouse facilities and repurchase agreements with numerous lenders and continuously engage in discussions around the value of pledged assets as defined in our agreements with such lenders, potential deleveraging, the application of certain provisions of such agreements to these circumstances and other structural elements under the agreements. If we do not have the funds available to make required payments, it would likely result in defaults and could result in defaults under other debt instruments as well as potential loss of our assets to the lenders unless we are able to raise the funds from alternative sources, including by selling or financing assets or raising capital, each of which we may be required to do under adverse market conditions or at an inopportune time or on unfavorable terms, or may be unable to do at all. The COVID-19 pandemic has made it very difficult for businesses generally, including us, to access liquidity sources at terms commensurate with those prior to this pandemic, or at all. Pledging additional collateral or otherwise paying down facilities to satisfy our lenders and avoid potential margin calls and loan defaults would reduce our cash available to meet subsequent margin calls and/or future funding requests as well as make other, higher yielding investments, thereby decreasing our liquidity, return on equity, available cash, net income and ability to implement our investment strategy. If we cannot meet lender requirements related to margin calls or other terms of our credit agreements, the lender or counterparty could accelerate our indebtedness, increase the interest rate on advanced funds and terminate our ability to borrow additional funds, which would materially and adversely affect our financial condition and ability to implement our investment strategy.

•

The COVID-19 pandemic has reduced, and likely will continue to reduce, the availability of liquidity sources, but our requirements for liquidity, including future funding commitments and margin calls, likely will not be commensurately reduced. If we do not have funds available to meet our obligations, we would have to raise funds from alternative sources, which may be at unfavorable terms or may not be available to us due to the impacts of COVID-19. We expect that the adverse impact of the COVID-19 pandemic will likely adversely affect our liquidity position and could limit our ability to grow our business and fully execute our business strategy. We expect to preserve and build our liquidity to best position us to weather near-term market uncertainty, satisfy our loan future funding requests and to potentially make new investments, which will cause us to take some or all of the following actions: borrow additional capital, sell assets and /or change our dividend distributions, which were suspended in the first quarter of 2020.

•

Interest rates and credit spreads have been significantly impacted since the outbreak of COVID-19. This can result in volatile changes to the fair value of our floating rate loans, fixed-rate loans and CRE securities and also the interest obligations on our floating-rate borrowings, which could result in an increase to our interest expense.

We have also experienced and may experience other negative impacts to our business as a result of the pandemic that could exacerbate other risks, including:

•	lack of liquidity in certain of our assets;
•	greater risk of loss on our mezzanine loans and preferred equity investments;
•	risk associated with loans that are in transition;
•	the concentration of our loans and investments in certain geographies, property types or relationships;
•	risks associated with our securitizations that we use to finance our loans;
•	downgrades in credit ratings assigned to our investments;
•	investments in interest rate derivative contracts and risks associated with our hedging and derivatives;
•	the difficulty of estimating provisions for credit losses;
•	borrower and counterparty risks;
•	operational impacts on ourselves and our third-party advisors, service providers, vendors and counterparties;
•

limitations on our ability to ensure business continuity in the event our, or our third-party advisors’ and service providers’, continuity of operations plan is not effective or improperly implemented or deployed during a disruption;

•

an inability to review potential investments in affected areas as a result of quarantines, restrictions on travel, “shelter in place” rules, restrictions on types of businesses that may continue to operate and restrictions on types of construction projects that may continue;

•

an extended period of remote working by our Manager’s and/or its affiliate’s employees could strain our technology resources and introduce operational risks, including heightened cybersecurity risk. Remote working environments may be less secure and more susceptible to hacking attacks, including phishing and social engineering attempts that seek to exploit the COVID-19 pandemic; and

(Back to Index)

(Back to Index)

•	other risks described in our Annual Report as they may be amended by our periodic filings with the Securities and Exchange Commission.

The rapid development of the pandemic and the resulting economic effects have created uncertainty surrounding the ultimate impact of the COVID-19 pandemic on the global economy generally, and the CRE business in particular. As a result, we cannot project the ultimate adverse impact of the COVID-19 pandemic on the global economy or our business, including our financial condition and performance. The extent of the impact of COVID-19 will depend on future developments, including new information that may emerge about the severity of the pandemic, the extension of quarantines and restrictions on travel, the discovery of successful treatments and the ensuing reactions by consumers, companies, governmental entities and global markets.

ITEM 5.	OTHER INFORMATION

On April 10, 2018, we entered into a Guaranty with Barclays Bank PLC (“Barclays”) in connection with our subsidiary, RCC Real Estate SPE 7, LLC’s, Master Repurchase Agreement with Barclays. On May 7, 2020, we executed the first amendment to the Guaranty, which is filed as Exhibit 99.3(c) to this Quarterly Report on Form 10-Q and is incorporated herein by reference, that revised its minimum equity financial covenant, effective March 1, 2020.

On October 26, 2018, we entered into a Guarantee with JPMorgan Chase Bank, National Association (“JPMorgan Chase Bank”) in connection with our subsidiary RCC Real Estate SPE 8, LLC’s Master Repurchase Agreement with JPMorgan Chase Bank. On May 6, 2020, we executed the first amendment of the Guarantee, which is filed as Exhibit 99.4(c) to this Quarterly Report on Form 10-Q and is incorporated herein by reference, that revised its minimum equity and total indebtedness to equity ratio financial covenants, effective February 29, 2020 and for the calendar quarter beginning January 1, 2020, respectively.

ITEM 6.	EXHIBITS

Exhibit No.	Description
2.1	Asset Purchase Agreement, dated June 6, 2017, by and among Stearns Lending, LLC, Primary Capital Mortgage, LLC, and Resource Capital Corp. (32)
2.1(b)	Mortgage Loan Sale and Purchase Agreement, dated May 29, 2019, by and between RCC Real Estate, Inc. and C-III Commercial Mortgage LLC. (44)
3.1(a)	Restated Certificate of Incorporation of Resource Capital Corp. (1)
3.1(b)	Articles of Amendment to Restated Certificate of Incorporation of Resource Capital Corp. (27)
3.1(c)	Articles Supplementary 8.50% Series A Cumulative Redeemable Preferred Stock. (15)
3.1(d)	Articles Supplementary 8.50% Series A Cumulative Redeemable Preferred Stock. (16)
3.1(e)	Articles Supplementary 8.25% Series B Cumulative Redeemable Preferred Stock. (17)
3.1(f)	Articles Supplementary 8.50% Series A Cumulative Redeemable Preferred Stock. (21)
3.1(g)	Articles Supplementary 8.625% Fixed-to-Floating Series C Cumulative Redeemable Preferred Stock. (8)
3.1(h)	Articles of Amendment, effective May 25, 2018. (39)
3.2	Third Amended and Restated Bylaws of Exantas Capital Corp. (49)
3.3	Marked Third Amended and Restated Bylaws of Exantas Capital Corp. (49)
4.1(a)	Form of Certificate for Common Stock for Resource Capital Corp. (1)
4.1(b)	Form of Certificate for 8.50% Series A Cumulative Redeemable Preferred Stock. (12)
4.1(c)	Form of Certificate for 8.25% Series B Cumulative Redeemable Preferred Stock. (17)
4.1(d)	Form of Certificate for 8.625% Fixed-to-Floating Series C Cumulative Redeemable Preferred Stock. (8)
4.2(a)	Junior Subordinated Indenture between Resource Capital Corp. and Wells Fargo Bank, N.A., dated May 25, 2006. (2)
4.2(b)	Amendment to Junior Subordinated Indenture and Junior Subordinated Note due 2036 between Resource Capital Corp. and Wells Fargo Bank, N.A., dated October 26, 2009 and effective September 30, 2009. (6)
4.3(a)	Amended and Restated Trust Agreement among Resource Capital Corp., Wells Fargo Bank, N.A., Wells Fargo Delaware Trust Company and the Administrative Trustees named therein, dated May 25, 2006. (2)
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

4.8(b)	Form of 8.00% Convertible Senior Note due 2020 (included in Exhibit 4.8(a)).
4.8(c)

Third Supplemental Indenture, dated August 16, 2017, between Resource Capital Corp. and Wells Fargo Bank, National Association, as Trustee (including the form of 4.50% Convertible Senior Note due 2022). (34)

4.8(d)	Form of 4.50% Convertible Senior Note due 2022 (included in Exhibit 4.8(c)).

(Back to Index)

(Back to Index)

4.9	Description of Registrant’s Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934. (49)
10.1(a)	Third Amended and Restated Management Agreement between Resource Capital Corp., Resource Capital Manager, Inc. and Resource America, Inc. dated as of December 4, 2017. (36)
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

99.1(c)	Amended and Restated Guaranty Agreement made by Exantas Capital Corp., as guarantor, and Wells Fargo Bank, National Association, dated as of July 19, 2018. (11)
99.2(a)	Master Repurchase and Securities Contract Agreement between RCC Real Estate 6, LLC and Morgan Stanley Bank, NA, dated as of September 10, 2015. (28)
99.2(b)	Second Amendment to Master Repurchase and Securities Contract Agreement between RCC Real Estate 6, LLC and Morgan Stanley Bank, N.A. dated as of September 10, 2018. (41)
99.2(c)	Third Amendment to Master Repurchase and Securities Contract Agreement between RCC Real Estate 6, LLC and Morgan Stanley Bank, N.A. dated as of September 10, 2019. (47)
99.2(d)	Guaranty dated as of September 10, 2015, made by Resource Capital Corp., as guarantor, in favor of Morgan Stanley Bank, N.A. (28)
99.3(a)	Master Repurchase Agreement between RCC Real Estate SPE 7, LLC and Barclays Bank PLC, dated as of April 10, 2018. (38)
99.3(b)	Guaranty dated as of April 10, 2018, made by Resource Capital Corp., as guarantor, in favor of Barclays Bank PLC. (38)
99.3(c)	First Amendment to Guaranty dated as of May 7, 2020, made by Exantas Capital Corp., f/k/a Resource Capital Corp., as guarantor, in favor of Barclays Bank PLC.
99.4(a)	Master Repurchase Agreement for $250,000,000 between RCC Real Estate SPE 8, LLC, as Seller, and JPMorgan Chase Bank, National Association, as Buyer, dated October 26, 2018. (40)
99.4(b)	Guarantee made by Exantas Capital Corp., as guarantor, in favor of JPMorgan Chase Bank, National Association, dated October 26, 2018. (40)
99.4(c)	First Amendment to Guarantee Agreement, dated May 6, 2020, between Exantas Capital Corp. and JPMorgan Chase Bank, National Association.
99.5(a)	Notice of Proposed Settlement of Shareholder Derivative Litigation. (43)
99.5(b)	Stipulation and Agreement of Settlement. (43)
99.6	Federal Income Tax Consequences of our Qualification as a REIT. (49)
101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document.
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File.

(1)	Filed previously as an exhibit to the Company’s registration statement on Form S-11, Registration No. 333-126517.
(2)	Filed previously as an exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2006.
(3)	Filed previously as an exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2006.
(4)	Filed previously as an exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2013.
(5)	Filed previously as an exhibit to the Company’s Current Report on Form 8-K filed on June 26, 2014.
(6)	Filed previously as an exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2009.
(7)	Filed previously as an exhibit to the Company’s Registration Statement on Form S-11 (File No. 333-132836).

(Back to Index)

(Back to Index)

(8)	Filed previously as an exhibit to the Company’s Registration Statement on Form 8-A filed on June 9, 2014.
(9)	Filed previously as an exhibit to the Company’s Annual Report on Form 10-K for the year ended December 31, 2010.
(10)	Filed previously as an exhibit to the Company’s Current Report on Form 8-K filed on March 2, 2011.
(11)	Filed previously as an exhibit to the Company’s Current Report on Form 8-K filed on July 25, 2018.
(12)	Filed previously as an exhibit to the Company’s Annual Report on Form 10-K for the year ended December 31, 2012 filed on March 18, 2013.
(13)	Filed previously as an exhibit to the Company’s Current Report on Form 8-K filed on March 2, 2012.
(14)	Filed previously as an exhibit to the Company’s Current Report on Form 8-K filed on June 13, 2012.
(15)	Filed previously as an exhibit to the Company’s registration statement on Form 8-A filed on June 8, 2012.
(16)	Filed previously as an exhibit to the Company’s Current Report on Form 8-K filed on June 29, 2012.
(17)	Filed previously as an exhibit to the Company’s Registration Statement on Form 8-A filed on September 28, 2012.
(18)	Filed previously as an exhibit to the Company’s Current Report on Form 8-K filed on September 23, 2014.
(19)	Filed previously as an exhibit to the Company’s Current Report on Form 8-K filed on January 13, 2015.
(20)	Filed previously as an exhibit to the Company’s Current Report on Form 8-K filed on October 1, 2012.
(21)	Filed previously as an exhibit to the Company Current Report on Form 8-K filed on November 20, 2012.
(22)	Filed previously as an exhibit to the Company’s Current Report on Form 8-K filed on April 8, 2013.
(23)	Filed previously as an exhibit to the Company’s Current Report on Form 8-K filed on July 25, 2013.
(24)	Filed previously as an exhibit to the Company’s Current Report on Form 8-K filed on October 21, 2013.
(25)	Filed previously as an exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2014.
(26)	Filed previously as an exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2015.
(27)	Filed previously as an exhibit to the Company’s Current Report on Form 8-K filed on September 1, 2015.
(28)	Filed previously as an exhibit to the Company’s Current Report on Form 8-K filed on September 16, 2015.
(29)	Filed previously as an exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2016.
(30)	Filed previously as an exhibit to the Company’s Current Report on Form 8-K filed on August 5, 2016.
(31)	Filed previously as an exhibit to the Company’s Annual Report on Form 10-K for the year ended December 31, 2016.
(32)	Filed previously as an exhibit to the Company’s Current Report on Form 8-K filed on June 8, 2017.
(33)	Filed previously as an exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2017.
(34)	Filed previously as an exhibit to the Company’s Current Report on Form 8-K filed on August 16, 2017.
(35)	Filed previously as an exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2016.
(36)	Filed previously as an exhibit to the Company’s Current Report on Form 8-K filed on December 18, 2017.
(37)	Filed previously as an exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2017.
(38)	Filed previously as an exhibit to the Company’s Current Report on Form 8-K filed on April 12, 2018.
(39)	Filed previously as an exhibit to the Company’s Current Report on Form 8-K filed on May 25, 2018.
(40)	Filed previously as an exhibit to the Company’s Current Report on Form 8-K filed on October 30, 2018.
(41)	Filed previously as an exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2018.
(42)	Filed previously as an exhibit to the Company’s Annual Report on Form 10-K for the year ended December 31, 2018.
(43)	Filed previously as an exhibit to the Company’s Current Report on Form 8-K filed on March 27, 2019.
(44)	Filed previously as an exhibit to the Company’s Current Report on Form 8-K filed on May 30, 2019.
(45)	Filed previously as an exhibit to the Company’s Proxy Statement filed on April 18, 2019.
(46)	Filed previously as an exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2019.
(47)	Filed previously as an exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2019.
(48)	Filed previously as an exhibit to the Company’s Current Report on Form 8-K filed on February 24, 2020.
(49)	Filed previously as an exhibit to the Company’s Annual Report on Form 10-K for the year ended December 31, 2019.

(Back to Index)

(Back to Index)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

EXANTAS CAPITAL CORP.
(Registrant)

May 11, 2020	By:	/s/ Robert C. Lieber
Robert C. Lieber
Chief Executive Officer

May 11, 2020	By:	/s/ David J. Bryant
David J. Bryant
Senior Vice President
Chief Financial Officer and Treasurer

May 11, 2020	By:	/s/ Eldron C. Blackwell
Eldron C. Blackwell
Vice President
Chief Accounting Officer

(Back to Index)