Form 10-Q
period 2020-06-30
Exantas Capital Corp.
filed 2020-08-10
CIK 1332551

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2020

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________ to __________

Commission File Number: 1-32733

EXANTAS CAPITAL CORP.

(Exact name of registrant as specified in its charter)

Maryland	20-2287134
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

865 Merrick Avenue, Suite 200 S, Westbury, New York 11590

(Address of principal executive offices) (Zip Code)

(516) 535-0015

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

The number of outstanding shares of the registrant’s common stock on August 7, 2020 was 32,074,187 shares.

(Back to Index)

EXANTAS CAPITAL CORP. AND SUBSIDIARIES

INDEX TO QUARTERLY REPORT

ON FORM 10-Q

(Back to Index)

(Back to Index)

PART I

ITEM 1.	FINANCIAL STATEMENTS

EXANTAS CAPITAL CORP. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share data)

	June 30, 2020	December 31, 2019
	(unaudited)
ASSETS (1)
Cash and cash equivalents	$57,734	$79,958
Restricted cash	12,924	14,476
Accrued interest receivable	8,276	8,042
CRE loans	1,765,880	1,791,445
Less: allowance for credit losses	(61,091)	(1,460)
CRE loans, net	1,704,789	1,789,985
Investment securities available-for-sale	2,245	520,714
Principal paydowns receivable	45,099	19,517
Investments in unconsolidated entities	1,548	1,548
Derivatives, at fair value	—	30
Other assets	10,044	3,290
Assets held for sale	13,466	16,766
Total assets	$1,856,125	$2,454,326
LIABILITIES (2)
Accounts payable and other liabilities	$3,444	$3,408
Management fee payable	446	701
Accrued interest payable	3,314	4,408
Borrowings	1,536,090	1,872,577
Distributions payable	4,313	10,492
Derivatives, at fair value	77	4,558
Accrued tax liability	56	38
Liabilities held for sale	1,740	1,746
Total liabilities	1,549,480	1,897,928
STOCKHOLDERS’ EQUITY
Preferred stock, par value $0.001: 10,000,000 shares authorized 8.625% Fixed-to-Floating Series C Cumulative Redeemable Preferred Stock, liquidation preference $25.00 per share; 4,800,000 and 4,800,000 shares issued and outstanding	5	5
Common stock, par value $0.001: 125,000,000 shares authorized; 32,058,492 and 31,880,594 shares issued and outstanding (including 331,681 and 420,962 of unvested restricted shares)	32	32
Additional paid-in capital	1,086,254	1,085,041
Accumulated other comprehensive (loss) income	(11,017)	1,821
Distributions in excess of earnings	(768,629)	(530,501)
Total stockholders’ equity	306,645	556,398
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$1,856,125	$2,454,326

The accompanying notes are an integral part of these statements

(Back to Index)

(Back to Index)

EXANTAS CAPITAL CORP. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS - (Continued)

(in thousands, except share and per share data)

	June 30, 2020	December 31, 2019
	(unaudited)
(1) Assets of consolidated variable interest entities (“VIEs”) included in total assets above:
Restricted cash	$12,575	$532
Accrued interest receivable	6,074	3,780
CRE loans, pledged as collateral	1,360,808	957,045
Principal paydowns receivable	45,099	19,239
Other assets	132	25
Total assets of consolidated VIEs	$1,424,688	$980,621
(2) Liabilities of consolidated VIEs included in total liabilities above:
Accounts payable and other liabilities	$135	$175
Accrued interest payable	656	897
Borrowings	1,117,391	746,439
Total liabilities of consolidated VIEs	$1,118,182	$747,511

The accompanying notes are an integral part of these statements

(Back to Index)

(Back to Index)

EXANTAS CAPITAL CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except share and per share data)

(unaudited)

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2020	2019	2020	2019
REVENUES
Interest income:
CRE loans	$26,959	$30,388	$54,000	$57,731
Securities	272	6,591	6,421	12,966
Other	12	159	112	373
Total interest income	27,243	37,138	60,533	71,070
Interest expense	12,547	21,581	30,941	40,976
Net interest income	14,696	15,557	29,592	30,094
Other revenue	20	26	43	52
Total revenues	14,716	15,583	29,635	30,146
OPERATING EXPENSES
Management fees	1,327	2,251	3,444	4,334
Equity compensation	715	412	1,213	1,095
General and administrative	2,875	2,495	6,257	5,072
Depreciation and amortization	7	7	22	31
Provision for credit losses, net	41,472	170	57,621	1,195
Total operating expenses	46,396	5,335	68,557	11,727

	(31,680)	10,248	(38,922)	18,419
OTHER INCOME (EXPENSE)
Net realized and unrealized (loss) gain on investment securities available-for-sale and loans and derivatives	(982)	4	(186,339)	4
Fair value and other adjustments on asset held for sale	(927)	(1,300)	(4,718)	(1,402)
Other income	189	51	58	152
Total other expense	(1,720)	(1,245)	(190,999)	(1,246)

(LOSS) INCOME FROM CONTINUING OPERATIONS BEFORE TAXES	(33,400)	9,003	(229,921)	17,173
Income tax benefit	—	—	—	—
NET (LOSS) INCOME FROM CONTINUING OPERATIONS	(33,400)	9,003	(229,921)	17,173
NET LOSS FROM DISCONTINUED OPERATIONS, NET OF TAX	—	(112)	—	(149)
NET (LOSS) INCOME	(33,400)	8,891	(229,921)	17,024
Net income allocated to preferred shares	(2,587)	(2,587)	(5,175)	(5,175)
NET (LOSS) INCOME ALLOCABLE TO COMMON SHARES	$(35,987)	$6,304	$(235,096)	$11,849
NET (LOSS) INCOME PER COMMON SHARE - BASIC:
CONTINUING OPERATIONS	$(1.14)	$0.20	$(7.42)	$0.38
DISCONTINUED OPERATIONS	—	—	—	—
TOTAL NET (LOSS) INCOME PER COMMON SHARE - BASIC	$(1.14)	$0.20	$(7.42)	$0.38
NET (LOSS) INCOME PER COMMON SHARE - DILUTED:
CONTINUING OPERATIONS	$(1.14)	$0.20	$(7.42)	$0.38
DISCONTINUED OPERATIONS	—	—	—	—
TOTAL NET (LOSS) INCOME PER COMMON SHARE - DILUTED	$(1.14)	$0.20	$(7.42)	$0.38
WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING - BASIC	31,705,709	31,438,247	31,665,956	31,409,063
WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING - DILUTED	31,705,709	31,656,180	31,665,956	31,594,046

The accompanying notes are an integral part of these statements

(Back to Index)

(Back to Index)

EXANTAS CAPITAL CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(in thousands)

(unaudited)

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2020	2019	2020	2019
Net (loss) income	$(33,400)	$8,891	$(229,921)	$17,024
Other comprehensive (loss) income:
Reclassification adjustments for realized losses (gains) on investment securities available-for-sale included in net (loss) income	—	(4)	185,357	(4)
Unrealized (losses) gains on investment securities available-for-sale, net	—	3,331	(191,283)	9,196
Reclassification adjustments associated with net unrealized losses from interest rate hedges included in net loss (income)	344	(45)	321	(68)
Unrealized losses on derivatives, net	(484)	(2,697)	(7,233)	(4,390)
Total other comprehensive (loss) income	(140)	585	(12,838)	4,734
Comprehensive (loss) income before allocation to preferred shares	(33,540)	9,476	(242,759)	21,758
Net income allocated to preferred shares	(2,587)	(2,587)	(5,175)	(5,175)
Comprehensive (loss) income allocable to common shares	$(36,127)	$6,889	$(247,934)	$16,583

The accompanying notes are an integral part of these statements

(Back to Index)

(Back to Index)

EXANTAS CAPITAL CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

(in thousands, except share data)

(unaudited)

	Common Stock		Series C Preferred	Additional Paid-In	Accumulated Other Comprehensive	Retained Earnings (Distributions in Excess	Total Stockholders'
	Shares	Amount	Stock	Capital	(Loss) Income	of Earnings)	Equity
Balance, December 31, 2019	31,880,594	$32	$5	$1,085,041	$1,821	$(530,501)	$556,398
Cumulative effect of accounting change for adoption of credit loss guidance	—	—	—	—	—	(3,032)	(3,032)
Balance, January 1, 2020	31,880,594	$32	$5	$1,085,041	$1,821	$(533,533)	$553,366
Stock-based compensation	191,455	—	—	—	—	—	—
Amortization of stock-based compensation	—	—	—	498	—	—	498
Forfeiture of unvested stock	(29,988)	—	—	—	—	—	—
Net loss	—	—	—	—	—	(196,521)	(196,521)
Distributions and accrual of cumulative preferred stock dividends	—	—	—	—	—	(2,588)	(2,588)
Securities available-for-sale without an allowance for credit losses, fair value adjustment, net	—	—	—	—	(5,926)	—	(5,926)
Designated derivatives, fair value adjustment	—	—	—	—	(6,772)	—	(6,772)
Balance, March 31, 2020	32,042,061	$32	$5	$1,085,539	$(10,877)	$(732,642)	$342,057
Stock-based compensation	16,431	—	—	—	—	—	—
Amortization of stock-based compensation	—	—	—	715	—	—	715
Net loss	—	—	—	—	—	(33,400)	(33,400)
Accrual of cumulative preferred stock dividends	—	—	—	—	—	(2,587)	(2,587)
Designated derivatives, fair value adjustment	—	—	—	—	(140)	—	(140)
Balance, June 30, 2020	32,058,492	$32	$5	$1,086,254	$(11,017)	$(768,629)	$306,645

	Common Stock		Series C Preferred	Additional Paid-In	Accumulated Other Comprehensive	Retained Earnings (Distributions in Excess	Total Stockholders'
	Shares	Amount	Stock	Capital	(Loss) Income	of Earnings)	Equity
Balance, December 31, 2018	31,657,499	$32	$5	$1,082,677	$(3,057)	$(525,838)	$553,819
Stock-based compensation	213,614	—	—	—	—	—	—
Amortization of stock-based compensation	—	—	—	683	—	—	683
Forfeiture of unvested stock	(4,007)	—	—	—	—	—	—
Net income	—	—	—	—	—	8,133	8,133
Distributions on preferred stock	—	—	—	—	—	(2,588)	(2,588)
Securities available-for-sale, fair value adjustment, net	—	—	—	—	5,865	—	5,865
Designated derivatives, fair value adjustment	—	—	—	—	(1,716)	—	(1,716)
Distributions on common stock	—	—	—	—	—	(6,373)	(6,373)
Balance, March 31, 2019	31,867,106	$32	$5	$1,083,360	$1,092	$(526,666)	$557,823
Stock-based compensation	7,234	—	—	—	—	—	—
Amortization of stock-based compensation	—	—	—	412	—	—	412
Forfeiture of unvested stock	(4,446)	—	—	—	—	—	—
Net income	—	—	—	—	—	8,891	8,891
Distributions on preferred stock	—	—	—	—	—	(2,587)	(2,587)
Securities available-for-sale, fair value adjustment, net	—	—	—	—	3,326	—	3,326
Designated derivatives, fair value adjustment	—	—	—	—	(2,741)	—	(2,741)
Distributions on common stock	—	—	—	—	—	(7,172)	(7,172)
Balance, June 30, 2019	31,869,894	$32	$5	$1,083,772	$1,677	$(527,534)	$557,952

The accompanying notes are an integral part of these statements

(Back to Index)

(Back to Index)

EXANTAS CAPITAL CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	For the Six Months Ended
	June 30,
	2020	2019
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss) income	$(229,921)	$17,024
Net loss from discontinued operations, net of tax	—	149
Net (loss) income from continuing operations	(229,921)	17,173
Adjustments to reconcile net (loss) income from continuing operations to net cash provided by continuing operating activities:
Provision for credit losses, net	57,621	1,195
Depreciation, amortization and accretion	2,494	1,293
Amortization of stock-based compensation	1,213	1,095
Net realized and unrealized loss (gain) on investment securities available-for-sale and loans and derivatives	186,274	(4)
Fair value and other adjustments on asset held for sale	4,718	1,402
Changes in operating assets and liabilities	(8,285)	(4,462)
Net cash provided by continuing operating activities	14,114	17,692
Net cash used in discontinued operating activities	—	(35)
Net cash provided by operating activities	14,114	17,657

CASH FLOWS FROM INVESTING ACTIVITIES:
Origination and purchase of loans	(199,142)	(616,447)
Principal payments received on loans	181,953	220,024
Proceeds from sale of loans	16,592	—
Purchase of investment securities available-for-sale	(24,610)	(38,723)
Principal payments on investment securities available-for-sale	4,733	24,003
Proceeds from sale of investment securities available-for-sale	37,764	638
Net cash provided by (used in) continuing investing activities	17,290	(410,505)
Net cash provided by discontinued investing activities	—	135
Net cash provided by (used in) investing activities	17,290	(410,370)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from borrowings:
Warehouse financing facilities and repurchase agreements	275,278	517,142
Securitizations	393,280	575,811
Payments on borrowings:
Warehouse financing facilities and repurchase agreements	(594,636)	(601,483)
Securitizations	(79,161)	(109,423)
Convertible senior notes	(21,182)	—
Payment of debt issuance costs	(5,642)	(6,504)
Settlement of derivative instruments	(11,762)	—
Distributions paid on preferred stock	(2,588)	(5,175)
Distributions paid on common stock	(8,767)	(11,913)
Net cash (used in) provided by continuing financing activities	(55,180)	358,455
Net cash provided by discontinued financing activities	—	—
Net cash (used in) provided by financing activities	$(55,180)	$358,455
NET DECREASE IN CASH AND CASH EQUIVALENTS AND RESTRICTED CASH	$(23,776)	$(34,258)
CASH AND CASH EQUIVALENTS AND RESTRICTED CASH AT BEGINNING OF PERIOD	94,434	95,474
CASH AND CASH EQUIVALENTS AND RESTRICTED CASH AT END OF PERIOD	$70,658	$61,216
SUPPLEMENTAL DISCLOSURE:
Interest expense paid in cash	$25,000	$36,338

The accompanying notes are an integral part of these statements

(Back to Index)

(Back to Index)

EXANTAS CAPITAL CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2020

(unaudited)

NOTE 1 - ORGANIZATION

Exantas Capital Corp., a Maryland corporation, along with its subsidiaries (collectively, the “Company”), is a real estate investment trust (“REIT”) that is primarily focused on originating, holding and managing commercial real estate (“CRE”) mortgage loans and other commercial real estate-related debt investments. On July 31, 2020, the Company’s management contract was acquired from Exantas Capital Manager Inc. (the “Prior Manager”), a subsidiary of C-III Capital Partners LLC (“C-III”), by ACRES Capital, LLC (the “Manager”), a subsidiary of ACRES Capital Corp. (collectively, “ACRES”), a leading balance sheet lender that provides debt capital solutions to the commercial real estate industry in top 25 metropolitan statistical areas across the country (the “ACRES acquisition”). In conjunction with the ACRES acquisition, the Company secured new capital commitments for up to $375.0 million and entered into a promissory note (the “Promissory Note”) as lender with ACRES Capital Corp., as disclosed in Note 9 and Note 15, respectively.

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

In December 2019, a novel strain of coronavirus (“COVID-19”) was identified. The resulting global proliferation of the virus led the World Health Organization to designate COVID-19 as a pandemic and numerous countries, including the United States, to declare national emergencies. Many countries have responded to the outbreak by instituting quarantines and restrictions on travel, which have resulted in the closure or remote operation of non-essential businesses. Such actions have produced material and previously unforeseeable shocks to global markets, disruptions to global supply chains and adversity to many industries and economies as whole. While certain countries around the world have eased restrictions and financial markets have stabilized to some degree, the pandemic continues to plague the overall economy and cause uncertainty surrounding the ultimate impact on the global economy generally, and the CRE business in particular, that make estimates and assumptions as of June 30, 2020 inherently less certain than they would be absent the current and potential impacts of COVID-19. As a result, actual losses could differ from estimated amounts. The Company believes the estimates and assumptions underlying the consolidated financial statements are reasonable and supportable based on the information available at June 30, 2020. Actual results may ultimately differ from those estimates.

(Back to Index)

(Back to Index)

EXANTAS CAPITAL CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

JUNE 30, 2020

(unaudited)

Cash and Cash Equivalents

Cash and cash equivalents include cash on hand and all highly liquid investments with original maturities of three months or less at the time of purchase. At June 30, 2020 and December 31, 2019, approximately $56.3 million and $77.6 million, respectively, of the reported cash balances exceeded the Federal Deposit Insurance Corporation and Securities Investor Protection Corporation deposit insurance limits of $250,000 per respective depository or brokerage institution. However, all of the Company’s cash deposits are held at multiple, established financial institutions, in multiple accounts associated with its parent and respective consolidated subsidiaries, to minimize credit risk exposure.

Restricted cash includes required account balance minimums primarily for the Company’s CRE debt securitizations, repurchase agreements and derivative instruments as well as cash held in the syndicated corporate loan collateralized debt obligations (“CDOs”).

In April 2020, $4.9 million and $46.9 million classified as cash and cash equivalents and restricted cash, respectively, were used to pay down the Company’s outstanding commercial mortgage-backed securities (“CMBS”) - short-term repurchase agreements as described in Note 9.

The following table provides a reconciliation of cash, cash equivalents and restricted cash on the consolidated balance sheets to the total amount shown on the consolidated statements of cash flows (in thousands):

	June 30,
	2020	2019
Cash and cash equivalents	$57,734	$47,154
Restricted cash	12,924	14,062
Total cash, cash equivalents and restricted cash shown on the Company’s consolidated statements of cash flows	$70,658	$61,216

Investment Securities

The Company classifies its investment portfolio as available-for-sale. The Company, from time to time, may sell any of its investments due to changes in market conditions or in accordance with its investment strategy.

The Company reports its investment securities available-for-sale at fair value. To determine fair value, the Company uses an independent third-party valuation firm utilizing data available in the market as well as appropriate prepayment, default and recovery rates. The Company evaluates the reasonableness of the valuation it receives by using a dealer quote, bid, or internal model. If there is a material difference between the value indicated by the third-party valuation firm and the dealer quote, bid or internal model, the Company will evaluate the difference, which could result in an updated valuation from the third-party or a revised dealer quote. Based on a prioritization of inputs used in the valuation of each position, the Company categorizes these investments as either Level 2 or Level 3 in the fair value hierarchy. Any changes in fair value to the Company’s investment securities available-for-sale are recorded on the Company’s consolidated balance sheets as a component of accumulated other comprehensive (loss) income in stockholders’ equity unless the security is determined to be impaired.

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

JUNE 30, 2020

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

CRE Loans

The Company acquires loans through direct origination or through the acquisition of participations in CRE loans. Loans are held for investment; therefore, the Company initially records them at their acquisition price, and subsequently, accounts for them based on their outstanding principal plus or minus unamortized premiums or discounts. The Company may sell a loan held for investment where the credit fundamentals underlying a particular loan have changed in such a manner that the Company’s expected return on investment may decrease. Once the determination has been made by the Company that it no longer will hold the loan for investment, the Company identifies these loans as loans held for sale. Any credit-related impairment considerations prior to the transfer to loans held for sale are accounted for through the allowance for credit losses on the Company’s consolidated balance sheets. The remaining legacy CRE loan, which was foreclosed upon, remains held for sale at June 30, 2020 and December 31, 2019.

The Company reports its loans held for sale at the lower of amortized cost or fair value. To determine fair value, the Company primarily uses appraisals obtained from third-parties as a practical expedient. Key assumptions used in those appraisals are reviewed by the Company. If there is a material difference between the value provided by the appraiser and information used by the Company to validate the appraisal, the Company will evaluate the difference with the appraiser, which could result in an updated appraisal. The Company may also use the present value of estimated cash flows, market price, if available, or other determinants of the fair value of the collateral less estimated disposition costs. Any determined changes in the fair value of loans held for sale are recorded in fair value and other adjustments on financial assets held for sale on the Company’s consolidated statements of operations. Based on a prioritization of inputs used in the valuation of each position, the Company categorizes these investments as either Level 2 or Level 3 in the fair value hierarchy.

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

JUNE 30, 2020

(unaudited)

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

Allowance for Credit Losses

The Company maintains an allowance for credit loss on its loans held for investment. CRE loans that are held for investment are carried at cost, net of unamortized acquisition premiums or discounts, loan fees and origination costs as applicable. Effective January 1, 2020, the Company determines its allowance for credit losses, consistent with GAAP, by measuring the current expected credit losses (“CECL”) on the loan portfolio on a quarterly basis. The Company utilizes a probability of default and loss given default methodology over a reasonable and supportable forecast period after which it reverts to its historical mean loss ratio, utilizing a blended approach sourced from its own historical losses and the market losses from an engaged third party’s database, to be applied for the remaining estimable period. The CECL model requires the Company to make significant judgements, including: (i) the selection of a reasonable and supportable forecast period, (ii) projections for the amounts and timing of future fundings of committed balances and prepayments on CRE investments, (iii) the determination of the risk characteristics in which to pool financial assets, and (iv) the appropriate historical loss data to use in the model. Unfunded commitments are not considered in the CECL reserve if they are unconditionally cancellable by the Company.

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

The Company utilizes the contractual life of its loans to estimate the period over which it measures expected credit losses. Estimates for prepayments and extensions are incorporated into the inputs for the Company’s CECL model. Modifications to loan terms, such as a modification in connection with a troubled debt restructuring (“TDR”), where a concession is granted to a borrower experiencing financial difficulty, may result in the extension of the loan’s life and an increase in the allowance for credit losses. In March 2020, the Financial Accounting Standards Board (“FASB”) concurred with a joint statement of federal and state banking regulators that eased the requirements to classify a modification as a TDR if the modification was granted in connection with the effects of the COVID-19 pandemic. The measurement of the impact of TDRs on the expected credit losses occurs when a TDR is reasonably expected. If the concession granted on a TDR can only be captured through a discounted cash flow analysis, then the Company will individually assess the loan for expected credit losses using the discounted cash flow method.

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

JUNE 30, 2020

(unaudited)

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

Income Taxes

The Company recorded a full valuation allowance against its net deferred tax assets of $32.9 million (tax effected expense of $9.9 million) at June 30, 2020 and December 31, 2019 as the Company believes it is more likely than not that the deferred tax assets will not be realized. This assessment was based on the Company’s cumulative historical losses and uncertainties as to the amount of taxable income that would be generated in future years by the Company’s taxable REIT subsidiaries.

Earnings per Share

The Company presents both basic and diluted earnings per share (“EPS”). Basic EPS excludes dilution and is computed by dividing net income (loss) allocable to common shareholders by the weighted average number of shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock, where such exercise or conversion would result in a lower EPS amount.

Recent Accounting Standards

Accounting Standards Adopted in 2020

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

(Back to Index)

(Back to Index)

EXANTAS CAPITAL CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

JUNE 30, 2020

(unaudited)

On January 1, 2020, the Company adopted the above-mentioned accounting guidance and recorded an initial CECL allowance of approximately $4.5 million, of which $3.0 million, or $0.10 per share, was recorded as a charge to retained earnings on such date. The estimated CECL reserve represented 0.25% of the aggregate outstanding principal balance of the Company’s $1.8 billion commercial loan portfolio at December 31, 2019. During the six months ended June 30, 2020, the Company recorded an additional CECL reserve of $56.6 million for a total CECL reserve of $61.1 million, or 3.44% of the aggregate outstanding principal balance of the Company’s $1.8 billion commercial loan portfolio at June 30, 2020. The Company’s updated accounting policies in connection with this guidance are referenced above in the “Investment Securities,” “Investment Security Interest Income Recognition,” “Loans,” “Loan Interest Income Recognition,” and “Allowance for Credit Losses” sections. See Note 6 for additional disclosures in connection with the updated guidance.

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

Consolidated VIEs (the Company is the primary beneficiary)

Based on management’s analysis, the Company was the primary beneficiary of six VIEs at June 30, 2020 and five VIEs at December 31, 2019 (collectively, the “Consolidated VIEs”).

The Consolidated VIEs are CRE securitizations, CDOs and collateralized loan obligation issuers that were formed on behalf of the Company to invest in real estate-related securities, CMBS, syndicated corporate loans, corporate bonds and asset-backed securities and were financed by the issuance of debt securities. The Prior Manager, historically with the help of C-III Asset Management LLC (“C3AM”), a former subsidiary of C-III that was sold in December 2019 (see Note 15), manages the CRE-related entities. By financing these assets with long-term borrowings through the issuance of debt securities, the Company seeks to generate attractive risk-adjusted equity returns and to match the term of its assets and liabilities. The primary beneficiary determination for each of these VIEs was made at each VIE’s inception and is continually assessed.

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

Creditors of the Company’s Consolidated VIEs have no recourse to the general credit of the Company, nor to each other. During the six months ended June 30, 2020 and 2019, the Company did not provide any financial support to any of its VIEs nor does it have any requirement to do so, although it may choose to do so in the future to maximize future cash flows from such investments to the Company. There are no explicit arrangements that obligate the Company to provide financial support to any of its Consolidated VIEs.

(Back to Index)

(Back to Index)

EXANTAS CAPITAL CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

JUNE 30, 2020

(unaudited)

The following table shows the classification and carrying values of assets and liabilities of the Company’s Consolidated VIEs at June 30, 2020 (in thousands):

	CRE Securitizations	Other	Total
ASSETS
Restricted cash	$12,072	$503	$12,575
Accrued interest receivable	6,074	—	6,074
CRE loans, pledged as collateral (1)	1,360,808	—	1,360,808
Principal paydowns receivable	45,099	—	45,099
Other assets	132	—	132
Total assets (2)	$1,424,185	$503	$1,424,688

LIABILITIES
Accounts payable and other liabilities	$135	$—	$135
Accrued interest payable	656	—	656
Borrowings	1,117,391	—	1,117,391
Total liabilities	$1,118,182	$—	$1,118,182

(1)	Excludes the allowance for credit losses.
(2)	Assets of each of the Consolidated VIEs may only be used to settle the obligations of each respective VIE.

Unconsolidated VIEs (the Company is not the primary beneficiary, but has a variable interest)

Based on management’s analysis, the Company is not the primary beneficiary of the VIEs discussed below since it does not have both (i) the power to direct the activities that most significantly impact the VIE’s economic performance and (ii) the obligation to absorb the losses of the VIE or the right to receive the benefits from the VIE, which could be significant to the VIE. Accordingly, the following VIEs are not consolidated in the Company’s financial statements at June 30, 2020. The Company continuously reassesses whether it is deemed to be the primary beneficiary of its unconsolidated VIEs. The Company’s maximum exposure to risk for each of these unconsolidated VIEs is set forth in the “Maximum Exposure to Loss” column in the table below.

Unsecured Junior Subordinated Debentures

The Company has a 100% interest in the common shares of Resource Capital Trust I (“RCT I”) and RCC Trust II (“RCT II”), respectively, with a value of $1.5 million in the aggregate, or 3.0% of each trust, at June 30, 2020. RCT I and RCT II were formed for the purposes of providing debt financing to the Company. The Company completed a qualitative analysis to determine whether or not it is the primary beneficiary of each of the trusts and determined that it was not the primary beneficiary of either trust because it does not have the power to direct the activities most significant to the trusts, which include the collection of principal and interest through servicing rights. Accordingly, neither trust is consolidated into the Company’s consolidated financial statements.

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

Wells Fargo Commercial Mortgage Trust 2017-C40

In October 2017, the Company purchased 95% of the Class E, F, G, H and J certificates of Wells Fargo Commercial Mortgage Trust 2017-C40 (“C40”), a B-piece investment in a Wells Fargo Commercial Mortgage Securities, Inc., private-label, $705.4 million securitization. C3AM, a former related party, is the special servicer of C40. As of June 30, 2020, the Company continued to hold investments in the H and J certificates of C40. The Company determined that although its investment in C40 represented a variable interest, its investment did not provide the Company with a controlling financial interest. The Company accounts for its various investments in C40 as investment securities available-for-sale on its consolidated financial statements.

(Back to Index)

(Back to Index)

EXANTAS CAPITAL CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

JUNE 30, 2020

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

The following table shows the classification, carrying value and maximum exposure to loss with respect to the Company’s unconsolidated VIEs at June 30, 2020 (in thousands):

	Unsecured Junior Subordinated Debentures	C40	Prospect Hackensack	Santa Clarita	Total	Maximum Exposure to Loss
ASSETS
Accrued interest receivable	$202	$147	$—	$—	$349	$—
CRE loans (1)	—	—	20,826	6,086	26,912	$26,912
Investment securities available-for-sale (2)	—	2,245	—	—	2,245	$2,245
Investments in unconsolidated entities	1,548	—	—	—	1,548	$1,548
Total assets	1,750	2,392	20,826	6,086	31,054

LIABILITIES
Accrued interest payable	206	—	—	—	206	N/A
Borrowings	51,548	—	—	—	51,548	N/A
Total liabilities	51,754	—	—	—	51,754	N/A
Net (liability) asset	$(50,004)	$2,392	$20,826	$6,086	$(20,700)	N/A

(1)	The carrying values exclude the allowance for credit losses.
(2)	The Company’s investment in C40 is carried at fair value and its maximum exposure to loss is the amortized cost of the investment.

At June 30, 2020, there were no explicit arrangements or implicit variable interests that could require the Company to provide financial support to any of its unconsolidated VIEs.

NOTE 4 - SUPPLEMENTAL CASH FLOW INFORMATION

The following table summarizes the Company’s supplemental disclosure of cash flow information (in thousands):

	For the Six Months Ended
	June 30,
	2020	2019
Non-cash continuing investing activities include the following:
Proceeds from the relinquishment of investment securities available-for-sale	$369,873	$—
Non-cash continuing financing activities include the following:
Repayment of repurchase agreements from the relinquishment of investment securities available-for-sale	$(369,873)	$—
Distributions on common stock accrued but not paid	$—	$7,172
Distributions on preferred stock accrued but not paid	$4,313	$1,725

(Back to Index)

(Back to Index)

EXANTAS CAPITAL CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

JUNE 30, 2020

(unaudited)

NOTE 5 - LOANS

The following is a summary of the Company’s loans (dollars in thousands, except amounts in footnotes):

Description	Quantity	Principal	Unamortized (Discount) Premium, net (1)	Amortized Cost	Allowance for Credit Losses	Carrying Value	Contractual Interest Rates (2)	Maturity Dates (3)(4)(5)
At June 30, 2020:
CRE loans held for investment:
Whole loans, floating-rate (6)(7)	113	$1,741,743	$(7,476)	$1,734,267	$(54,743)	$1,679,524	1M LIBOR plus 2.70% to 1M LIBOR plus 6.25%	July 2020 to October 2023
Mezzanine loan	1	4,700	—	4,700	(605)	4,095	10.00%	June 2028
Preferred equity investments (see Note 3) (7)(8)(9)	2	26,929	(16)	26,913	(5,743)	21,170	11.00% to 11.50%	June 2022 to April 2023
Total CRE loans held for investment		$1,773,372	$(7,492)	$1,765,880	$(61,091)	$1,704,789

At December 31, 2019:
CRE loans held for investment:
Whole loans, floating-rate (6)(7)	112	$1,768,322	$(7,725)	$1,760,597	$(1,460)	$1,759,137	1M LIBOR plus 2.70% to 1M LIBOR plus 6.25%	January 2020 to October 2023
Mezzanine loan	1	4,700	—	4,700	—	4,700	10.00%	June 2028
Preferred equity investment (see Note 3) (7)(8)(9)	2	26,237	(89)	26,148	—	26,148	11.00% to 11.50%	June 2022 to April 2023
Total CRE loans held for investment		$1,799,259	$(7,814)	$1,791,445	$(1,460)	$1,789,985

(1)

Amounts include unamortized loan origination fees of $7.9 million and $9.1 million and deferred amendment fees of $104,000 and $72,000 at June 30, 2020 and December 31, 2019, respectively. Additionally, the amounts include unamortized loan acquisition costs of $488,000 and $1.3 million at June 30, 2020 and December 31, 2019, respectively.

(2)	LIBOR refers to the London Interbank Offered Rate.
(3)	Maturity dates exclude contractual extension options, subject to the satisfaction of certain terms that may be available to the borrowers.
(4)

Maturity dates exclude one whole loan, with an amortized cost of $11.5 million, in default at June 30, 2020 and December 31, 2019. The loan was performing in accordance with a forbearance agreement, which expired in June 2020.

(5)	Maturity dates exclude one whole loan, with an amortized cost of $8.4 million, in default at June 30, 2020.
(6)	Substantially all loans are pledged as collateral under various borrowings at June 30, 2020 and December 31, 2019.
(7)

Floating-rate CRE whole loans had $101.0 million and $98.0 million in unfunded loan commitments at June 30, 2020 and December 31, 2019, respectively. Preferred equity investments had $2.8 million and $3.0 million in unfunded commitments at June 30, 2020 and December 31, 2019. These unfunded loan commitments are advanced as the borrowers formally request additional funding and meet certain benchmarks, as permitted under the loan agreement, and any necessary approvals have been obtained.

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

JUNE 30, 2020

(unaudited)

The following is a summary of the contractual maturities of the Company’s CRE loans held for investment, at amortized cost (in thousands, except amounts in the footnotes):

Description	2020	2021	2022 and Thereafter	Total
At June 30, 2020:
Whole loans, floating-rate (1)(2)	$168,635	$664,701	$881,015	$1,714,351
Mezzanine loan	—	—	4,700	4,700
Preferred equity investments	—	—	26,913	26,913
Total CRE loans (3)	$168,635	$664,701	$912,628	$1,745,964

Description	2020	2021	2022 and Thereafter	Total
At December 31, 2019:
Whole loans, floating-rate (1)	$319,868	$737,478	$691,747	$1,749,093
Mezzanine loan	—	—	4,700	4,700
Preferred equity investment	—	—	26,148	26,148
Total CRE loans (3)	$319,868	$737,478	$722,595	$1,779,941

(1)

Excludes one whole loan, with an amortized cost of $11.5 million, in default at June 30, 2020 and December 31, 2019. The loan was performing in accordance with a forbearance agreement, which expired in June 2020.

(2)	Excludes one whole loan, with an amortized cost of $8.4 million, in default at June 30, 2020.
(3)

At June 30, 2020, the amortized costs of the floating-rate CRE whole loans, summarized by contractual maturity assuming full exercise of the extension options, were $22.8 million, $104.2 million and $1.6 billion in 2020, 2021 and 2022 and thereafter, respectively. At December 31, 2019, the amortized costs of the floating-rate CRE whole loans, summarized by contractual maturity assuming full exercise of the extension options, were $105.5 million, $68.0 million and $1.6 billion in 2020, 2021 and 2022 and thereafter, respectively.

At June 30, 2020, approximately 19.5%, 19.4% and 17.0% of the Company’s CRE loan portfolio was concentrated in the Southwest, Mountain and Southeast regions, respectively, based on carrying value, as defined by the National Council of Real Estate Investment Fiduciaries. At December 31, 2019, approximately 19.5%, 19.4% and 17.6% of the Company’s CRE loan portfolio was concentrated in the Mountain, Southwest and Southeast regions, respectively, based on carrying value. No single loan or investment represented more than 10% of the Company’s total assets and no single investor group generated over 10% of the Company’s revenue.

Principal Paydowns Receivable

Principal paydowns receivable represents loan principal payments that have been received by the Company’s servicers and trustees but have not been remitted to the Company. At June 30, 2020, the Company had $45.1 million of loan principal paydowns receivable, all of which was received in cash by the Company in July 2020. At December 31, 2019, the Company had $19.5 million of loan principal paydowns receivable, all of which was received in cash by the Company in January 2020.

NOTE 6 - FINANCING RECEIVABLES

The following table shows the activity in the allowance for credit losses for the six months ended June 30, 2020 and year ended December 31, 2019 (in thousands, except amount in the footnotes):

	Six Months Ended June 30, 2020	Year Ended December 31, 2019
	CRE Loans	CRE Loans (1)
Allowance for credit losses:
Allowance for credit losses at beginning of period	$1,460	$1,401
Adoption of the new accounting guidance	3,032	—
Provision for credit losses (2)	56,599	59
Allowance for credit losses at end of period	$61,091	$1,460

(1)	The Company’s mezzanine loan and preferred equity investments were evaluated individually for impairment during the year ended December 31, 2019 and were determined to have no evidence of impairment.
(2)

Excludes the recovery of credit losses on one bank loan with no amortized cost or carrying value at June 30, 2020 and December 31, 2019 that received a payment of approximately $1,000 during the year ended December 31, 2019.

(Back to Index)

(Back to Index)

EXANTAS CAPITAL CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

JUNE 30, 2020

(unaudited)

Starting in the first quarter of 2020 and continuing through the second quarter of 2020, expected losses in the portfolio were negatively impacted by higher than expected unemployment and increased volatility in CRE asset pricing and liquidity in connection with the COVID-19 pandemic. As a result, during the three and six months ended June 30, 2020, the Company recorded a $40.5 million and $56.6 million increase, respectively, in its provision for credit losses associated with its CRE loan portfolio.

In June 2020, the Company sold one CRE whole loan note for $17.4 million, which resulted in a realized loss of $1.0 million during the three and six months ended June 30, 2020.

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

(Back to Index)

(Back to Index)

EXANTAS CAPITAL CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

JUNE 30, 2020

(unaudited)

Credit risk profiles of CRE loans at amortized cost were as follows (in thousands, except amounts in footnotes):

	Rating 1	Rating 2	Rating 3	Rating 4	Rating 5	Total (1)
At June 30, 2020:
Whole loans, floating-rate	$—	$790,863	$533,582	$370,610	$39,212	$1,734,267
Mezzanine loan	—	4,700	—	—	—	4,700
Preferred equity investments	—	6,086	20,827	—	—	26,913
Total	$—	$801,649	$554,409	$370,610	$39,212	$1,765,880

At December 31, 2019:
Whole loans, floating-rate	$—	$1,660,274	$96,475	$3,848	$—	$1,760,597
Mezzanine loan (2)	—	4,700	—	—	—	4,700
Preferred equity investments (2)	—	26,148	—	—	—	26,148
Total	$—	$1,691,122	$96,475	$3,848	$—	$1,791,445

(1)	The total amortized cost of CRE loans excluded accrued interest receivable of $7.9 million and $6.7 million at June 30, 2020 and December 31, 2019, respectively.
(2)	The Company’s mezzanine loan and preferred equity investments were evaluated individually for impairment at December 31, 2019.

(Back to Index)

(Back to Index)

EXANTAS CAPITAL CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

JUNE 30, 2020

(unaudited)

Credit risk profiles of CRE loans by origination year at amortized cost were as follows (in thousands, except amounts in footnotes):

	2020	2019	2018	2017	2016	Prior	Total (1)
At June 30, 2020:
Whole loans, floating-rate: (2)
Rating 2	$136,069	$346,818	$254,314	$53,662	$—	$—	$790,863
Rating 3	42,665	281,099	161,481	48,337	—	—	533,582
Rating 4	—	67,635	210,172	66,113	—	26,690	370,610
Rating 5	—	—	—	36,916	—	2,296	39,212
Total whole loans, floating-rate	178,734	695,552	625,967	205,028	—	28,986	1,734,267
Mezzanine loan (rating 2)	—	—	4,700	—	—	—	4,700
Preferred equity investments:
Rating 2	—	6,086	—	—	—	—	6,086
Rating 3	—	—	20,827	—	—	—	20,827
Total preferred equity investments	—	6,086	20,827	—	—	—	26,913
Total	$178,734	$701,638	$651,494	$205,028	$—	$28,986	$1,765,880

	2019	2018	2017	2016	2015	Prior	Total (1)
At December 31, 2019:
Whole loans, floating-rate: (2)
Rating 2	$669,947	$776,078	$202,577	$—	$—	$11,672	$1,660,274
Rating 3	21,593	—	37,008	—	17,471	20,403	96,475
Rating 4	—	—	—	—	3,848	—	3,848
Total whole loans, floating-rate	691,540	776,078	239,585	—	21,319	32,075	1,760,597
Mezzanine loan (rating 2)	—	4,700	—	—	—	—	4,700
Preferred equity investments (rating 2)	5,741	20,407	—	—	—	—	26,148
Total	$697,281	$801,185	$239,585	$—	$21,319	$32,075	$1,791,445

(1)	The total amortized cost of CRE loans excluded accrued interest receivable of $7.9 million and $6.7 million at June 30, 2020 and December 31, 2019, respectively.
(2)	Acquired CRE whole loans are grouped within each loan’s year of issuance.

(Back to Index)

(Back to Index)

EXANTAS CAPITAL CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

JUNE 30, 2020

(unaudited)

Loan Portfolios Aging Analysis

The following table presents the CRE loan portfolio aging analysis as of the dates indicated for CRE loans at amortized cost (in thousands, except amounts in footnotes):

	30-59 Days (2)	60-89 Days	Greater than 90 Days (1)	Total Past Due	Current	Total Loans Receivable (3)	Total Loans > 90 Days and Accruing (1)
At June 30, 2020:
Whole loans, floating-rate	$8,400	$—	$11,516	$19,916	$1,714,351	$1,734,267	$11,516
Mezzanine loan	—	—	—	—	4,700	4,700	—
Preferred equity investments	—	—	—	—	26,913	26,913	—
Total	$8,400	$—	$11,516	$19,916	$1,745,964	$1,765,880	$11,516

At December 31, 2019:
Whole loans, floating-rate	$—	$—	$11,503	$11,503	$1,749,094	$1,760,597	$11,503
Mezzanine loan	—	—	—	—	4,700	4,700	—
Preferred equity investment	—	—	—	—	26,148	26,148	—
Total	$—	$—	$11,503	$11,503	$1,779,942	$1,791,445	$11,503

(1)

Includes one whole loan, with an amortized cost of $11.5 million, in default at June 30, 2020 and December 31, 2019. The loan was performing in accordance with a forbearance agreement, which expired in June 2020. During the three and six months ended June 30, 2020, the Company recognized interest income of $156,000 and $315,000, respectively, on this whole loan. During the three and six months ended June 30, 2019, the Company recognized interest income of $183,000 and $417,000, respectively, on this whole loan. Accrued interest on this loan has been collected in full.

(2)	Includes one whole loan, with an amortized cost of $8.4 million, in default at June 30, 2020.
(3)	The total amortized cost of CRE loans excluded accrued interest receivable of $7.9 million and $6.7 million at June 30, 2020 and December 31, 2019, respectively.

Troubled-Debt Restructurings

The following table summarizes the TDRs in the Company’s loan portfolio (dollars in thousands):

	Six Months Ended June 30, 2020
	Number of Loans	Pre-Modification Outstanding Recorded Balance	Post-Modification Outstanding Recorded Balance
CRE whole loans	1	$36,982	$36,982

There was one TDR for the six months ended June 30, 2019. This loan was individually evaluated for credit loss at June 30, 2020.

During the quarter ended June 30, 2020, the Company entered into five extension agreements that had a weighted average remaining period of one year and eight forbearance agreements that had a weighted average remaining period of 10 months. The Company executed these short-term forbearance agreements and extensions on 11 CRE whole loans to provide payment timing relief to affected borrowers.

(Back to Index)

(Back to Index)

EXANTAS CAPITAL CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

JUNE 30, 2020

(unaudited)

NOTE 7 - INVESTMENT SECURITIES AVAILABLE-FOR-SALE

The following table summarizes the Company’s investment securities available-for-sale, carried at fair value, including those pledged as collateral (in thousands, except amounts in footnotes):

	Amortized Cost (1)	Unrealized Gains	Unrealized Losses	Fair Value (2)
At June 30, 2020:
CMBS, fixed-rate	$2,351	$—	$(106)	$2,245

	Amortized Cost (1)	Unrealized Gains	Unrealized Losses	Fair Value (2)
At December 31, 2019:
CMBS, fixed-rate	$132,235	$6,596	$(792)	$138,039
CMBS, floating-rate	382,659	995	(979)	382,675
Total	$514,894	$7,591	$(1,771)	$520,714

(1)	The amortized cost of CMBS excluded accrued interest receivable of $147,000 and $1.1 million at June 30, 2020 and December 31, 2019, respectively.
(2)

At December 31, 2019, investment securities available-for-sale with a fair value of $466.9 million were pledged as collateral under related financings. There were no investment securities available-for-sale pledged as collateral at June 30, 2020.

Beginning in the first quarter of 2020, the COVID-19 pandemic produced material and previously unforeseeable liquidity shocks to credit markets. This resulted in significant declines in the pricing of the Company’s investment securities available-for-sale, which triggered substantial margin calls by its counterparties and, in certain cases, formal notices of events of default, all of which were withdrawn or rescinded as of April 19, 2020 (see Note 9). As a result of these circumstances and the uncertainty caused by the COVID-19 pandemic, substantially all of the Company’s remaining CMBS available-for-sale were sold as of April 2020.

During the six months ended June 30, 2020, the Company incurred losses of $186.3 million on its CMBS portfolio, including realized losses of $180.3 million in connection with the sale of 67 CMBS, with total amortized cost of $401.3 million. The remaining unrealized losses of $6.0 million, which includes an additional loss of $917,000 that was recorded during the three months ended June 30, 2020, were recorded on two securities that were impaired and expected to be sold prior to the recovery of their cost bases with an offsetting charge directly to the amortized cost bases of the securities. Impairments on these two securities are being recognized in earnings.

During the three and six months ended June 30, 2019, the Company sold one CMBS position resulting in proceeds of $638,000 and a realized gain of $4,000.

Historically, the Company measured its investment securities available-for-sale for other-than-temporary impairment. The Company recognized no other-than-temporary impairments on the investment securities available-for-sale during the three and six months ended June 30, 2019.

NOTE 8 - INVESTMENTS IN UNCONSOLIDATED ENTITIES

The Company’s investments in unconsolidated entities at June 30, 2020 and December 31, 2019 comprised a 100% interest in the common shares of RCT I and RCT II, respectively, with a value of $1.5 million in the aggregate, or 3.0% of each trust. The Company records its investments in RCT I and RCT II’s common shares as investments in unconsolidated entities using the cost method, recording dividend income when declared by RCT I and RCT II. During the three and six months ended June 30, 2020, the Company recorded dividends from the investments in RCT I and RCT II’s common shares, reported in other revenue on the consolidated statement of operations, of $20,000 and $43,000, respectively. During the three and six months ended June 30, 2019, the dividends were $26,000 and $52,000, respectively.

(Back to Index)

(Back to Index)

EXANTAS CAPITAL CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

JUNE 30, 2020

(unaudited)

NOTE 9 - BORROWINGS

The Company historically has financed the acquisition of its investments, including investment securities and loans, through the use of secured and unsecured borrowings in the form of securitized notes, repurchase agreements, secured term warehouse financing facilities, a senior secured financing facility, senior unsecured notes, convertible senior notes and trust preferred securities issuances. Certain information with respect to the Company’s borrowings is summarized in the following table (dollars in thousands, except amounts in footnotes):

	Principal Outstanding	Unamortized Issuance Costs and Discounts	Outstanding Borrowings	Weighted Average Borrowing Rate	Weighted Average Remaining Maturity	Value of Collateral
At June 30, 2020:
XAN 2018-RSO6 Senior Notes	$131,349	$465	$130,884	1.93%	15.0 years	$240,622
XAN 2019-RSO7 Senior Notes	559,786	3,934	555,852	1.53%	15.8 years	616,045
XAN 2020-RSO8 Senior Notes	435,743	5,089	430,654	1.62%	14.7 years	522,631
Unsecured junior subordinated debentures	51,548	—	51,548	4.48%	16.2 years	—
4.50% Convertible Senior Notes	143,750	8,362	135,388	4.50%	2.1 years	—
CRE - term warehouse financing facilities (1)	233,286	1,522	231,764	2.48%	175 days	348,093
Total	$1,555,462	$19,372	$1,536,090	2.10%	11.9 years	$1,727,391

	Principal Outstanding	Unamortized Issuance Costs and Discounts	Outstanding Borrowings	Weighted Average Borrowing Rate	Weighted Average Remaining Maturity	Value of Collateral
At December 31, 2019:
XAN 2018-RSO6 Senior Notes	$177,118	$1,352	$175,766	3.17%	15.5 years	$293,890
XAN 2019-RSO7 Senior Notes	575,679	5,007	570,672	3.03%	16.3 years	687,037
Unsecured junior subordinated debentures	51,548	—	51,548	5.90%	16.7 years	—
4.50% Convertible Senior Notes	143,750	10,137	133,613	4.50%	2.6 years	—
8.00% Convertible Senior Notes	21,182	9	21,173	8.00%	15 days	—
CRE - term warehouse financing facilities (1)	547,619	2,714	544,905	3.71%	1.2 years	705,221
CMBS - short term repurchase agreements (2)	374,900	—	374,900	2.87%	21 days	484,398
Total	$1,891,796	$19,219	$1,872,577	3.45%	7.4 years	$2,170,546

(1)	Principal outstanding includes accrued interest payable of $239,000 and $810,000 at June 30, 2020 and December 31, 2019, respectively.
(2)	Principal outstanding includes accrued interest payable of $470,000 at December 31, 2019. There was no accrued interest payable at June 30, 2020.

Securitizations

The following table sets forth certain information with respect to the Company’s consolidated securitizations at June 30, 2020 (in thousands):

	Closing Date	Maturity Date	End of Designated Principal Reinvestment Period (1)	Total Note Paydowns Received from Closing Date through June 30, 2020
XAN 2018-RSO6	June 2018	June 2035	December 2020	$273,603
XAN 2019-RSO7	April 2019	April 2036	April 2022	$26,025
XAN 2020-RSO8	March 2020	March 2035	March 2023	$—

(1)

The designated principal reinvestment period is the period in which principal repayments can be utilized to purchase loans held outside of the respective securitization that represent the funded commitments of existing collateral in the respective securitization that were not funded as of the date the respective securitization was closed.

The investments held by the Company’s securitizations collateralize the securitizations’ borrowings and, as a result, are not available to the Company, its creditors, or stockholders. All senior notes of the securitizations held by the Company at June 30, 2020 and December 31, 2019 were eliminated in consolidation.

(Back to Index)

(Back to Index)

EXANTAS CAPITAL CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

JUNE 30, 2020

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

The following table summarizes the 4.50% Convertible Senior Notes at June 30, 2020 (dollars in thousands, except the conversion prices and amounts in the footnotes):

	Principal Outstanding	Borrowing Rate	Effective Rate (1)(2)	Conversion Rate (3)(4)	Conversion Price (4)	Maturity Date
4.50% Convertible Senior Notes	$143,750	4.50%	7.43%	83.1676	$12.02	August 15, 2022

(1)

Includes the amortization of the market discounts and deferred debt issuance costs, if any, for the 4.50% Convertible Senior Notes recorded in interest expense on the consolidated statements of operations.

(2)	During the three and six months ended June 30, 2020 and 2019 the effective interest rate for the 4.50% Convertible Senior Notes was 7.43%.
(3)

Represents the number of shares of common stock per $1,000 principal amount of the 4.50% Convertible Senior Notes’ principal outstanding, subject to adjustment as provided in the Third Supplemental Indenture (the “4.50% Convertible Senior Notes Indenture”).

(4)

The conversion rate and conversion price of the 4.50% Convertible Senior Notes at June 30, 2020 are adjusted to reflect quarterly cash distributions in excess of a $0.10 distribution threshold, as defined in the 4.50% Convertible Senior Notes Indenture.

The 4.50% Convertible Senior Notes are convertible at the option of the holder at any time up until one business day before the respective maturity date and may be settled in cash, the Company’s common stock or a combination of cash and the Company’s common stock, at the Company’s election. The Company may not redeem the 4.50% Convertible Senior Notes prior to maturity. The closing price of the Company’s common stock was $2.65 on June 30, 2020, which did not exceed the conversion price of its 4.50% Convertible Senior Notes at June 30, 2020.

Senior Unsecured Notes

12.00% Senior Unsecured Notes Due 2027

On July 31, 2020, the Company entered into a Note and Warrant Purchase Agreement (the “Note and Warrant Purchase Agreement”) with Oaktree Capital Management, L.P. (“Oaktree”) and Massachusetts Mutual Life Insurance Company (“MassMutual”) pursuant to which the Company may issue to Oaktree and MassMutual from time to time up to $125.0 million aggregate principal amount of 12.00% senior unsecured notes due 2027 (the “Senior Unsecured Notes”). The Senior Unsecured Notes have an annual interest rate of 12.00%, payable up to 3.25% (at the election of the Company) as pay-in-kind interest and the remainder as cash interest. On July 31, 2020, the Company issued to Oaktree $42.0 million aggregate principal amount of the Senior Unsecured Notes. In addition, on July 31, 2020, the Company issued to MassMutual $8.0 million aggregate principal amount of the Senior Unsecured Notes. At any time and from time to time prior to January 31, 2022, the Company may elect to issue to Oaktree and MassMutual up to $75.0 million aggregate principal amount of additional Senior Unsecured Notes.

The Note and Warrant Purchase Agreement contains events of default, subject to certain materiality thresholds and grace periods, customary for this type of financing arrangement. The remedies for such events of default are also customary for this type of transaction.

(Back to Index)

(Back to Index)

EXANTAS CAPITAL CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

JUNE 30, 2020

(unaudited)

Senior Secured Financing Facility, Term Warehouse Financing Facilities and Repurchase Agreements

Borrowings under the Company’s senior secured financing facility, term warehouse facilities and repurchase agreements are guaranteed by the Company or one or more of its subsidiaries. The following table sets forth certain information with respect to the Company’s term warehouse financing facilities and repurchase agreements (dollars in thousands, except amounts in footnotes):

	June 30, 2020				December 31, 2019
	Outstanding Borrowings (1)	Value of Collateral	Number of Positions as Collateral	Weighted Average Interest Rate	Outstanding Borrowings (1)	Value of Collateral	Number of Positions as Collateral	Weighted Average Interest Rate
CRE - Term Warehouse Financing Facilities
Wells Fargo Bank, N.A. (2)	$110,991	$163,807	23	2.43%	$225,217	$291,903	28	3.70%
Barclays Bank PLC (3)	99,459	153,126	13	2.56%	111,881	145,035	14	3.99%
JPMorgan Chase Bank, N.A. (4)	21,314	31,160	3	2.38%	207,807	268,283	17	3.56%

CMBS - Short-Term Repurchase Agreements
Deutsche Bank Securities Inc.	—	—	—	—%	37,141	57,331	6	3.13%
JP Morgan Securities LLC	—	—	—	—%	33,703	42,075	13	2.87%
Barclays Capital Inc.	—	—	—	—%	87,643	112,939	7	2.82%
RBC Capital Markets, LLC	—	—	—	—%	34,829	47,081	5	2.96%
RBC (Barbados) Trading Bank Corporation	—	—	—	—%	181,584	224,972	30	2.82%
Total	$231,764	$348,093			$919,805	$1,189,619

(1)	Outstanding borrowings include accrued interest payable.
(2)	Includes $88,000 and $607,000 of deferred debt issuance costs at June 30, 2020 and December 31, 2019, respectively.
(3)	Includes $497,000 and $817,000 of deferred debt issuance costs at June 30, 2020 and December 31, 2019, respectively.
(4)	Includes $937,000 and $1.3 million of deferred debt issuance costs at June 30, 2020 and December 31, 2019, respectively.

The following table shows information about the amount at risk under the term warehouse facilities at June 30, 2020 (dollars in thousands):

	Amount at Risk (1)	Weighted Average Remaining Maturity	Weighted Average Interest Rate
At June 30, 2020:
CRE - Term Warehouse Financing Facilities
Wells Fargo Bank, N.A. (2)	$53,579	21 days	2.43%
Barclays Bank PLC	$53,902	283 days	2.56%
JPMorgan Chase Bank, N.A.	$9,014	1.3 years	2.38%

(1)	Equal to the total of the estimated fair value of securities or loans sold and accrued interest receivable, minus the total of the repurchase agreement liabilities and accrued interest payable.
(2)	In July 2020, the maturity date of the Wells Fargo Bank, N.A. (“Wells Fargo”) term warehouse financing facility was extended to September 2020.

Senior Secured Financing Facility

On July 31, 2020, an indirect, wholly owned subsidiary (“Holdings”), along with its direct wholly owned subsidiary (the “Borrower”), of the Company entered into a $250.0 million Loan and Servicing Agreement (the “MassMutual Loan Agreement”) with MassMutual and the other lenders party thereto (the “Lenders”). The asset-based revolving loan facility (the “MassMutual Facility”) provided under the MassMutual Loan Agreement will be used to finance the Company’s core CRE lending business. The MassMutual Facility has an advance rate of 55% and an interest rate of 5.75% per annum payable monthly. The MassMutual Facility matures on July 31, 2027 if the Borrower obtains a rating for the MassMutual Facility of BBB or higher by October 31, 2020. If such rating is not obtained by October 31, 2020, then the MassMutual Facility matures on December 1, 2020. The Company paid a commitment fee as well as other reasonable closing costs. The loans under the MassMutual Facility are available for drawing during the first two years of the MassMutual Facility (the “Availability Period”). During the Availability Period, an unused commitment fee of 0.50% per annum (payable monthly) on unused commitments under the MassMutual Loan Agreement is payable for each day on which less than 75% of the total commitment is drawn.

(Back to Index)

(Back to Index)

EXANTAS CAPITAL CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

JUNE 30, 2020

(unaudited)

Pursuant to the MassMutual Loan Agreement, the Borrower’s obligations under the MassMutual Loan Agreement are secured by the Borrower’s assets and Holdings’ equity interests in the Borrower, including all distributions, proceeds and profits from Holdings’ interests in the Borrower.

In connection with the MassMutual Loan Agreement, the Company entered into a Guaranty (the “MassMutual Guaranty”) among the Company, Exantas Real Estate Funding 2018-RSO6 Investor, LLC (“RSO6”), Exantas Real Estate Funding 2019-RSO7 Investor, LLC (“RSO7”), and Exantas Real Estate Funding 2020-RSO8 Investor, LLC (collectively with RSO6 and RSO7, the “Additional Subsidiaries”), each an indirect, wholly owned subsidiary of the Company, in favor of the secured parties under the MassMutual Loan Agreement. Pursuant to the MassMutual Guaranty, the Company fully guaranteed all payments and performance of Holdings and the Borrower under the MassMutual Loan Agreement. Additionally, the Company and the Additional Subsidiaries made certain representations and warranties and agreed to not incur debt or liens, each subject to certain exceptions, and agreed to provide the Lenders with certain information.

The MassMutual Loan Agreement contains events of default, subject to certain materiality thresholds and grace periods, customary for this type of financing arrangement. The remedies for such events of default are also customary for this type of transaction.

CRE - Term Warehouse Financing Facilities

In July 2018, a wholly-owned subsidiary of the Company entered into an amended and restated master repurchase agreement (the “2018 Facility”), originally executed in February 2012, with Wells Fargo to finance the origination of CRE loans. In May 2020, Wells Fargo revised the minimum equity financial covenant required of the Company as of March 31, 2020 and provided a framework to avoid credit-based markdowns for approximately four months, ending September 4, 2020. In July 2020, the maturity date of the 2018 Facility was extended from July 21, 2020 to September 3, 2020.

In April 2018, a wholly-owned subsidiary of the Company entered into a master repurchase agreement (the “Barclays Facility”) with Barclays Bank PLC (“Barclays”) to finance the origination of CRE loans. In connection with the Barclays Facility, the Company entered into a guaranty agreement (the “Barclays Guaranty”) pursuant to which the Company fully guaranteed all payments and performance under the Barclays Facility. In May 2020, the Company entered into an amendment to the Barclays Guaranty that revised its minimum equity financial covenant as of March 1, 2020. Barclays also provided a framework to avoid credit-based markdowns for approximately four months, ending August 31, 2020.

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

The Company was in compliance with all of its covenants at June 30, 2020.

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

(Back to Index)

(Back to Index)

EXANTAS CAPITAL CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

JUNE 30, 2020

(unaudited)

Contractual maturity dates of the Company’s borrowings’ principal outstanding by category and year are presented in the table below (in thousands):

	Total	2020	2021	2022	2023	2024 and Thereafter
At June 30, 2020:
CRE securitizations	$1,126,878	$—	$—	$—	$—	$1,126,878
Unsecured junior subordinated debentures	51,548	—	—	—	—	51,548
4.50% Convertible Senior Notes	143,750	—	—	143,750	—	—
Term warehouse financing facilities (1)	233,286	111,079	122,207	—	—	—
Total	$1,555,462	$111,079	$122,207	$143,750	$—	$1,178,426

(1)	Includes accrued interest payable in the balances of principal outstanding.

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

At June 30, 2020, the Company had 4.8 million shares of Series C Preferred Stock outstanding, with a weighted average issuance price, excluding offering costs, of $25.00.

In March 2016, the Board of Directors (“Board”) approved a securities repurchase program for up to $50.0 million of its outstanding securities. During the three and six months ended June 30, 2020 and 2019, the Company did not repurchase any shares of its common or preferred stock through this program. At June 30, 2020, $44.9 million remains available under this repurchase plan.

On July 31, 2020, in connection with the Note and Warrant Purchase Agreement, as discussed in Note 9, the Senior Unsecured Notes give Oaktree and MassMutual warrants to purchase an aggregate of up to 3.5 million shares of common stock at an exercise price of $0.01 per share, subject to certain potential adjustments. On July 31, 2020, the Company issued to Oaktree warrants to purchase 1.2 million shares of common stock for an aggregate purchase price of $42.0 million and issued to MassMutual warrants to purchase 224,000 shares of common stock for an aggregate purchase price of $8.0 million. At any time and from time to time prior to January 31, 2022, the Company may elect to issue to Oaktree and MassMutual warrants to purchase an additional 2.1 million shares of the common stock for a purchase price equal to the principal amount of the additional Senior Unsecured Notes being issued. The warrants are immediately exercisable on issuance and expire seven years from the issuance date. The warrants can be exercised with cash or as a net exercise.

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

(Back to Index)

(Back to Index)

EXANTAS CAPITAL CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

JUNE 30, 2020

(unaudited)

The following table summarizes the Company’s restricted common stock transactions:

	Non-Employee Directors	Non- Employees (1)	Total
Unvested shares at January 1, 2020	24,558	396,404	420,962
Issued	30,120	177,766	207,886
Vested	(21,480)	(245,699)	(267,179)
Forfeited	—	(29,988)	(29,988)
Unvested shares at June 30, 2020	33,198	298,483	331,681

(1)

Non-employees were employees of C-III or Resource America, Inc. (“Resource America”) at June 30, 2020. On July 31, 2020, the Company’s management contract was purchased from Prior Manager by the Manager in the ACRES acquisition. See Note 1.

The fair values at grant date of the shares of restricted common stock granted to non-employees during the six months ended June 30, 2020 and 2019 was $2.1 million and $2.0 million, respectively. The fair values at grant date of shares of restricted common stock issued to the Company’s seven and eight non-employee directors that served at any time during the six months ended June 30, 2020 and 2019, respectively, were $180,000 and $265,000, respectively.

At June 30, 2020, the total unrecognized restricted common stock expense for non-employees was $1.8 million, with a weighted average amortization period remaining of 2.2 years. At December 31, 2019, the total unrecognized restricted common stock expense for non-employees was $1.1 million, with a weighted average amortization period remaining of 1.8 years.

On July 31, 2020, all unvested restricted stock awards were accelerated upon the close of the ACRES acquisition.

The following table summarizes the status of the Company’s vested stock options at June 30, 2020:

Vested Options	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Vested at January 1, 2020	10,000	$25.60
Vested	—	—
Exercised	—	—
Forfeited	—	—
Expired	—	—
Vested at June 30, 2020	10,000	$25.60	0.88	$—

There were no options granted during the six months ended June 30, 2020 or 2019. The outstanding stock options have contractual terms of ten years and will expire in 2021.

The components of equity compensation expense for the periods presented are as follows (in thousands):

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2020	2019	2020	2019
Restricted shares granted to non-employees (1)	$659	$338	$1,094	$949
Restricted shares granted to non-employee directors	56	74	119	146
Total	$715	$412	$1,213	$1,095

(1)	Non-employees were employees of C-III or Resource America.

Under the Company’s management agreement, incentive compensation is paid quarterly. Up to 75% of the incentive compensation is paid in cash and at least 25% is paid in the form of an award of common stock, recorded in management fees on the consolidated statements of operations. The Manager received no incentive compensation for the three and six months ended June 30, 2020. During the three and six months ended June 30, 2019, the Company recorded incentive compensation paid to the Manager of $165,000, of which $124,000 was paid in cash and $41,000, representing 3,615 shares, was paid in common stock.

All equity awards, apart from incentive compensation under the management agreement, are discretionary in nature and subject to approval by the compensation committee of the Board.

(Back to Index)

(Back to Index)

EXANTAS CAPITAL CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

JUNE 30, 2020

(unaudited)

NOTE 12 - EARNINGS PER SHARE

The following table presents a reconciliation of basic and diluted earnings (losses) per common share for the periods presented as follows (dollars in thousands, except per share amounts):

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2020	2019	2020	2019
Net (loss) income from continuing operations	$(33,400)	$9,003	$(229,921)	$17,173
Net income allocated to preferred shares	(2,587)	(2,587)	(5,175)	(5,175)
Net (loss) income from continuing operations allocable to common shares	(35,987)	6,416	(235,096)	11,998
Net loss from discontinued operations, net of tax	—	(112)	—	(149)
Net (loss) income allocable to common shares	$(35,987)	$6,304	$(235,096)	$11,849

Weighted average number of common shares outstanding:
Weighted average number of common shares outstanding - basic	31,705,709	31,438,247	31,665,956	31,409,063
Effect of dilutive securities - unvested restricted stock	—	217,933	—	184,983
Weighted average number of common shares outstanding - diluted	31,705,709	31,656,180	31,665,956	31,594,046

Net (loss) income per common share - basic:
Continuing operations	$(1.14)	$0.20	$(7.42)	$0.38
Discontinued operations	—	—	—	—
Net (loss) income per common share - basic	$(1.14)	$0.20	$(7.42)	$0.38
Net (loss) income per common share - diluted:
Continuing operations	$(1.14)	$0.20	$(7.42)	$0.38
Discontinued operations	—	—	—	—
Net (loss) income per common share - diluted	$(1.14)	$0.20	$(7.42)	$0.38

For the 4.50% Convertible Senior Notes, the Company has the intent and ability to settle the principal amount in cash and intends to settle the conversion feature for the amount above the conversion price, or the conversion spread, if any, in common stock. The Company uses the treasury stock method for calculating any potential dilutive effect of the conversion spread on diluted EPS, if applicable. The conversion spread will have a dilutive impact on diluted EPS when the average market price of the Company’s common stock for a given period exceeds the conversion price of the 4.50% Convertible Senior Notes. For the six months ended June 30, 2020, the average market price of the Company’s common stock did not exceed the conversion price of the 4.50% Convertible Senior Notes and for the six months ended June 30, 2019 the average market price of the Company’s common stock did not exceed the conversion price of the 4.50% Convertible Senior Notes and 8.00% Convertible Senior Notes and as such the convertible senior notes have been excluded from the computation of diluted EPS. The conversion rate and conversion price for the 4.50% Convertible Senior Notes are described further in Note 9.
NOTE 13 - DISTRIBUTIONS

In order to qualify as a REIT, the Company must currently distribute at least 90% of its taxable income. In addition, the Company must distribute 100% of its taxable income not to be subject to corporate federal income taxes on retained income. The Company anticipates it will distribute substantially all of its taxable income, if any, to its stockholders. Because taxable income differs from cash flow from operations due to non-cash revenues or expenses (such as provisions for credit losses and depreciation), in certain circumstances the Company may generate operating cash flow in excess of its distributions or, alternatively, may be required to borrow funds or sell assets to make sufficient distribution payments.

The Company’s 2020 distributions are, and will be, determined by the Board, which will also consider the composition of any distributions declared, including the option of paying a portion in cash and the balance in additional shares of common stock.

(Back to Index)

(Back to Index)

EXANTAS CAPITAL CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

JUNE 30, 2020

(unaudited)

For the quarter ended June 30, 2020, the Company did not pay any common share or preferred stock distributions. For the quarter ended June 30, 2019, the Company declared and subsequently paid distributions of $0.225 per common share and $0.54 per share of its Series C Preferred Stock.

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

NOTE 14 - ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

The following table presents the changes in each component of accumulated other comprehensive (loss) income for the six months ended June 30, 2020 (in thousands):

	Net Unrealized (Loss) Gains on Derivatives	Net Unrealized Gain (Loss) on Investment Securities Available-for-Sale without an Allowance for Credit Losses	Accumulated Other Comprehensive Income (Loss)
Balance at January 1, 2020	$(3,999)	$5,820	$1,821
Other comprehensive loss before reclassifications	(7,233)	(191,283)	(198,516)
Amounts reclassified from accumulated other comprehensive income (1)	321	185,357	185,678
Balance at June 30, 2020	$(10,911)	$(106)	$(11,017)

(1)

Amounts reclassified from accumulated other comprehensive income are reclassified to interest expense and net realized and unrealized (loss) gain on investment securities available-for-sale and loans and derivatives on the Company’s consolidated statements of operations.

NOTE 15 - RELATED PARTY TRANSACTIONS

Management Agreement

On July 31, 2020, the Company entered into a Fourth Amended and Restated Management Agreement (the “Management Agreement”) with ACRES. Under the amended Management Agreement, the Manager replaced the Prior Manager as the Company’s external manager.

(Back to Index)

(Back to Index)

EXANTAS CAPITAL CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

JUNE 30, 2020

(unaudited)

Relationship with ACRES Capital Corp. and certain of its Subsidiaries

Relationship with ACRES Capital Corp. and certain of its Subsidiaries. The Manager is a subsidiary of ACRES Capital Corp., of which Andrew Fentress, the Company’s Chairman, serves as Managing Partner and Mark Fogel, the Company’s President, Chief Executive Officer and Director, serves as Chief Executive Officer and President.

On July 31, 2020, RCC RE, a direct, wholly owned subsidiary of the Company, provided a $12.0 million loan (the “ACRES Loan”) to ACRES Capital Corp. evidenced by the Promissory Note from ACRES Capital Corp.

The ACRES Loan accrues interest at 3.00% per annum payable monthly. The monthly amortization payment is $25,000. The ACRES Loan matures in six years, subject to two one-year extensions (at ACRES Capital Corp.’s option) subject to the payment of a 0.5% extension fee to RCC RE on the outstanding principal amount of the ACRES Loan.

Relationship with ACRES Capital Servicing LLC. Under the MassMutual Loan Agreement, ACRES Capital Servicing LLC, an affiliate of ACRES Capital Corp. and the Manager, serves as the portfolio servicer.

Relationship with C-III and certain of its Subsidiaries

Relationship with C-III and Certain of its Subsidiaries. At June 30, 2020, the Prior Manager was a wholly-owned subsidiary of Resource America, which was a wholly-owned subsidiary of C-III. C-III is indirectly controlled and partially owned by Island Capital Group LLC (“Island Capital”). Effective July 31, 2020, in connection with the ACRES acquisition, Andrew L. Farkas, the managing member of Island Capital and the chairman and chief executive officer of C-III, resigned his position as the Company’s Chairman. In addition, Robert C. Lieber and Matthew J. Stern, each executive managing directors of both C-III and Island Capital, resigned their positions as the Company’s Chief Executive Officer and President, respectively. Lastly, Jeffrey P. Cohen, president of C-III and Island Capital, resigned his position as a member of the Board. Those officers and the Company’s other executive officers were also officers of the Company’s Prior Manager, Resource America, C-III and/or affiliates of those companies. At June 30, 2020, C-III indirectly beneficially owned 780,025, or 2.4%, of the Company’s outstanding common stock.

At June 30, 2020, the Company had a management agreement with the Prior Manager pursuant to which the Manager provided the day-to-day management of the Company’s operations and received substantial fees. For the three and six months ended June 30, 2020, the Prior Manager earned base management fees of approximately $1.3 million and $3.4 million, respectively. For the three and six months ended June 30, 2019, the Prior Manager earned base management fees of approximately $2.1 million and $4.2 million, respectively. No incentive compensation was earned for the three and six months ended June 30, 2020. For the three and six months ended June 30, 2019, the Prior Manager earned incentive compensation of approximately $165,000, of which $124,000 was payable in cash and approximately $41,000 was paid in common stock. At June 30, 2020 and December 31, 2019, $446,000 and $701,000, respectively, of base management fees were payable by the Company to the Prior Manager. There was no incentive compensation payable at June 30, 2020 and December 31, 2019. The Prior Manager and its affiliates provided the Company with a Chief Financial Officer and a sufficient number of additional accounting, finance, tax and investor relations professionals. The Company reimbursed the Prior Manager’s and its affiliates’ expenses for (a) the wages, salaries and benefits of the Chief Financial Officer, (b) a portion of the wages, salaries and benefits of accounting, finance, tax and investor relations professionals, in proportion to such personnel’s percentage of time allocated to the Company’s operations, and (c) personnel principally devoted to the Company’s ancillary operating subsidiaries. The Company reimbursed out-of-pocket expenses and certain other costs incurred by the Prior Manager and its affiliates that related directly to the Company’s operations. For the three and six months ended June 30, 2020, the Company reimbursed the Prior Manager $1.3 million and $3.3 million, respectively, for all such compensation and costs. For the three and six months ended June 30, 2019, the Company reimbursed the Prior Manager $1.1 million and $2.1 million, respectively, for all such compensation and costs. At June 30, 2020 and December 31, 2019, the Company had payables to Resource America and its subsidiaries pursuant to the management agreement totaling approximately $398,000 and $1.1 million, respectively. The Company’s base management fee payable and expense reimbursements payable were recorded in management fee payable and accounts payable and other liabilities on the consolidated balance sheets, respectively.

At June 30, 2020, the Company retained equity in six securitization entities that were structured for the Company by the Prior Manager, although three of the securitization entities had been substantially liquidated as of June 30, 2020. Under the management agreement, the Prior Manager was not separately compensated by the Company for executing these transactions and was not separately compensated for managing the securitization entities and their assets.

(Back to Index)

(Back to Index)

EXANTAS CAPITAL CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

JUNE 30, 2020

(unaudited)

Relationship with Resource Real Estate, LLC. Resource Real Estate, LLC (“Resource Real Estate”), an indirect wholly-owned subsidiary of Resource America and C-III, originated, financed and managed the Company’s CRE loan portfolio until the ACRES acquisition on July 31, 2020. The Company reimbursed Resource Real Estate for loan origination costs associated with all loans originated. At December 31, 2019, the Company had receivables from Resource Real Estate for loan deposits of $101,000. There were no receivables from Resource Real Estate for loan deposits at June 30, 2020.

Resource Real Estate served as special servicer for the following liquidated real estate securitization transactions, which provided financing for CRE loans: (i) Resource Capital Corp. 2014-CRE2, Ltd., a $353.9 million securitization that closed in July 2014 and liquidated in August 2017; (ii) Resource Capital Corp. 2015-CRE3, Ltd., a $346.2 million securitization that closed in February 2015 and liquidated in August 2018; (iii) Resource Capital Corp. 2015-CRE4, Ltd., a $312.9 million securitization that closed in August 2015 and liquidated in July 2018; and (iv) Resource Capital Corp. 2017-CRE5, Ltd. (“RCC 2017-CRE5”), a $376.7 million securitization that closed in July 2017 and liquidated in July 2019. Resource Real Estate served as special servicer for XAN 2020-RSO8, a $522.6 million securitization that closed in March 2020. Resource Real Estate did not earn any special servicing fees during the three and six months ended June 30, 2020 and 2019.

Relationship with C-III Commercial Mortgage and C3AM. In May 2019, RCC RE entered into a Mortgage Loan Sale and Purchase Agreement (the “May 2019 Loan Acquisition Agreement”) with C-III Commercial Mortgage LLC (“C-III Commercial Mortgage”), a wholly-owned subsidiary of C-III, that provided for the acquisition by RCC RE of certain CRE loans on a servicing-released basis at par, plus accrued and unpaid interest on each loan for an aggregate purchase price of $197.6 million. In accordance with the terms of the May 2019 Loan Acquisition Agreement, C-III Commercial Mortgage retains its title to all exit fees in excess of 0.50% of the outstanding principal balance. During the three and six months ended June 30, 2020, C-III Commercial Mortgage earned exit fees of $29,000 and $32,000, respectively. C-III Commercial Mortgage did not earn any exit fees during the three and six months ended June 30, 2019. The Company had no outstanding payables to C-III Commercial Mortgage at June 30, 2020 and December 31, 2019.

C3AM served as the primary servicer for the CRE loans acquired in the May 2019 Loan Acquisition Agreement and for the CRE loans collateralizing RCC 2017-CRE5, Exantas Capital Corp. 2018-RSO6, Ltd. (“XAN 2018-RSO6”), a $514.2 million securitization that closed in June 2018, and Exantas Capital Corp. 2019-RSO7, Ltd. (“XAN 2019-RSO7”), a $687.2 million securitization that closed in April 2019. C3AM served as special servicer for C40, XAN 2018-RSO6 and XAN 2019-RSO7, under which it received a base special servicing fee. During the three and six months ended June 30, 2019, C3AM earned approximately $170,000 and $261,000, respectively, in servicing fees. The Company had payables to C3AM of approximately $37,000 at December 31, 2019.

On December 31, 2019, C3AM was sold by C-III to an unaffiliated third party. As such, C3AM ceased being a related party under common control effective January 1, 2020.

(Back to Index)

(Back to Index)

EXANTAS CAPITAL CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

JUNE 30, 2020

(unaudited)

NOTE 16 - FAIR VALUE OF FINANCIAL INSTRUMENTS

The following table presents the Company’s financial instruments carried at fair value on a recurring basis based upon the fair value hierarchy (in thousands):

	Level 1	Level 2	Level 3	Total
At June 30, 2020:
Assets:
Investment securities available-for-sale	$—	$—	$2,245	$2,245
Total assets at fair value	$—	$—	$2,245	$2,245
Liabilities:
Derivatives	$—	$77	$—	$77
Total liabilities at fair value	$—	$77	$—	$77
At December 31, 2019:
Assets:
Investment securities available-for-sale	$—	$—	$520,714	$520,714
Derivatives	—	30	—	30
Total assets at fair value	$—	$30	$520,714	$520,744
Liabilities:
Derivatives	$—	$4,558	$—	$4,558
Total liabilities at fair value	$—	$4,558	$—	$4,558

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

The following table presents additional information about the Company’s assets that are measured at fair value on a recurring basis for which the Company has utilized Level 3 inputs (in thousands):

CMBS
Balance, January 1, 2020	$520,714
Included in earnings	(185,658)
Purchases	24,600
Sales	(111,846)
Paydowns	(4,733)
Relinquishments	(234,906)
Included in other comprehensive income	(5,926)
Balance, June 30, 2020	$2,245

To measure the fair value of an asset held for sale, the Company primarily uses appraisals obtained from third-parties as a practical expedient. The Company may also use the present value of estimated cash flows, market price, if available, or other determinants of the fair value of the collateral less estimated disposition costs.

In November 2019, the Company foreclosed on its remaining legacy CRE loan held for sale, and obtained ownership of the underlying property, which remains classified as an asset held for sale on the consolidated balance sheets, recorded at the lower of cost or fair market value. In March 2020 the Company received a $13.5 million offer on the property. During the three and six months ended June 30, 2020, the Company recorded losses of $927,000 and $4.7 million, respectively, on the remaining CRE asset held for sale, which included protective advances to cover borrower operating losses of $927,000 and $1.4 million, respectively. During the three and six months ended June 30, 2019, the Company recorded losses of $1.3 million and $1.4 million, respectively, on the remaining CRE asset held for sale, which included protective advances to cover borrower operating losses of $102,000 during the six months ended June 30, 2019. The loss during the three and six months ended June 30, 2020 primarily included a $3.3 million fair value charge in connection with the offer received on the property adjusted for the estimated costs to sell. The asset had a fair value equal to $13.2 million and $16.5 million at June 30, 2020 and December 31, 2019, respectively.

(Back to Index)

(Back to Index)

EXANTAS CAPITAL CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

JUNE 30, 2020

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

The fair values of the Company’s loans held for investment are measured by discounting the expected future cash flows using the current interest rates at which similar loans would be made to borrowers with similar credit ratings and for the same remaining maturities. Par values of loans with variable interest rates are expected to approximate fair value unless evidence of credit deterioration exists, in which case the fair value approximates the par value less the loan’s allowance estimated through individual evaluation. Fair values of loans with fixed rates are calculated using the net present values of future cash flows, discounted at market rates. The Company’s floating-rate CRE loans had interest rates from 4.10% to 7.05% and 4.45% to 7.96% at June 30, 2020 and December 31, 2019, respectively.

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

(Back to Index)

(Back to Index)

EXANTAS CAPITAL CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

JUNE 30, 2020

(unaudited)

The fair values of the Company’s remaining financial and non-financial assets that are not reported at fair value on the consolidated balance sheets are reported in the following table (in thousands):

		Fair Value Measurements
	Carrying Value	Fair Value	Quoted Prices in Active Markets for Identical Assets of Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
At June 30, 2020:
Assets:
CRE whole loans held for investment	$1,679,524	$1,732,138	$—	$—	$1,732,138
CRE mezzanine loan	$4,095	$4,700	$—	$—	$4,700
CRE preferred equity investments	$21,170	$26,929	$—	$—	$26,929
Asset held for sale	$13,200	$13,200	$—	$—	$13,200
Liabilities:
Senior notes in CRE securitizations	$1,117,390	$1,076,790	$—	$—	$1,076,790
Junior subordinated notes	$51,548	$21,032	$—	$—	$21,032
Convertible notes	$135,388	$143,750	$—	$—	$143,750
Warehouse financing facilities	$231,764	$233,286	$—	$—	$233,286
At December 31, 2019:
Assets:
CRE whole loans held for investment	$1,759,137	$1,768,322	$—	$—	$1,768,322
CRE mezzanine loan	$4,700	$4,700	$—	$—	$4,700
CRE preferred equity investment	$26,148	$26,237	$—	$—	$26,237
Asset held for sale	$16,500	$16,500	$—	$—	$16,500
Liabilities:
Senior notes in CRE securitizations	$746,438	$754,023	$—	$—	$754,023
Junior subordinated notes	$51,548	$25,831	$—	$—	$25,831
Convertible notes	$154,786	$164,932	$—	$—	$164,932
Warehouse financing facilities and repurchase agreements	$919,805	$922,519	$—	$—	$922,519

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

JUNE 30, 2020

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

At June 30, 2020, the Company had no interest rate swap hedge contracts outstanding. At December 31, 2019, the Company had 19 interest rate swap hedge contracts outstanding whereby the Company paid a weighted average fixed rate of 2.47% and received a variable rate equal to one-month LIBOR. The aggregate notional amount of these contracts was $90.2 million at December 31, 2019. The counterparty for the Company’s designated interest rate hedge contracts at December 31, 2019 was Wells Fargo.

The Company had a master netting agreement with Wells Fargo at June 30, 2020. At December 31, 2019, the estimated fair value of the Company’s centrally-cleared interest rate swap hedge contracts in an asset position was $30,000. At December 31, 2019, the estimated fair value of the Company’s centrally-cleared interest rate swap hedge contracts in a liability position was $4.6 million. The Company had aggregate unrealized losses of $4.0 million on its interest rate swap hedge contracts at December 31, 2019, which are recorded in accumulated other comprehensive (loss) income on the consolidated balance sheets.

The Company terminated all of its interest rate swap positions associated with its financed CMBS portfolio in April 2020. At termination, the Company realized a loss of $11.8 million. At June 30, 2020, the Company had a loss of $11.4 million recorded in accumulated other comprehensive (loss) income, which will be amortized into earnings over the remaining life of the debt. During the three and six months ended June 30, 2020, the Company recorded amortization expense, reported in interest expense on the consolidated statements of operations, of $367,000.

At June 30, 2020 and December 31, 2019, the Company had an unrealized gain of $484,000 and $530,000, respectively, attributable to two terminated interest rate swaps, in accumulated other comprehensive (loss) income on the consolidated balance sheets, to be accreted into earnings over the remaining life of the debt. The Company recorded accretion income, reported in interest expense on the consolidated statements of operations, of $23,000 and $46,000 during the three and six months ended June 30, 2020, respectively, and $23,000 and $45,000 during the three and six months ended June 30, 2019, respectively, to accrete the accumulated other comprehensive income on the terminated swap agreements.

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

(Back to Index)

(Back to Index)

EXANTAS CAPITAL CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

JUNE 30, 2020

(unaudited)

The following tables present the fair value of the Company’s derivative financial instruments at June 30, 2020 and December 31, 2019 on the Company’s consolidated balance sheets and the related effect of the derivative instruments on the consolidated statements of operations for the six months ended June 30, 2020 and 2019:

Fair Value of Derivative Instruments (in thousands)

	Liability Derivatives
At June 30, 2020	Notional Amount	Consolidated Balance Sheets Location	Fair Value
Interest rate swap contracts	$4,030	Derivatives, at fair value	$77
Interest rate swap contracts, hedging	$—	Accumulated other comprehensive (loss) income	$(10,911)

	Asset Derivatives
At December 31, 2019	Notional Amount	Consolidated Balance Sheets Location	Fair Value
Interest rate swap contracts, hedging (1)	$2,630	Derivatives, at fair value	$30

	Liability Derivatives
	Notional Amount	Consolidated Balance Sheets Location	Fair Value
Interest rate swap contracts, hedging (1)	$87,551	Derivatives, at fair value	$4,558
Interest rate swap contracts, hedging	$90,181	Accumulated other comprehensive (loss) income	$(3,999)

(1)	Interest rate swap contracts are accounted for as cash flow hedges.

The Effect of Derivative Instruments on the Consolidated Statements of Operations (in thousands)

	Derivatives
Six Months Ended June 30, 2020	Consolidated Statements of Operations Location	Realized and Unrealized Gain (Loss) (1)
Interest rate swap contracts	Other (expense) income	$(79)
Interest rate swap contracts, hedging	Interest expense	$(629)

	Derivatives
Six Months Ended June 30, 2019	Consolidated Statements of Operations Location	Realized and Unrealized Gain (Loss)
Interest rate swap contracts, hedging	Interest expense	$20

(1)	Negative values indicate a decrease to the associated consolidated statement of operations line items.

NOTE 18 - OFFSETTING OF FINANCIAL ASSETS AND LIABILITIES

The following table presents a summary of the Company’s offsetting of derivative assets (in thousands):

				(iv) Gross Amounts Not Offset on the Consolidated Balance Sheets
	(i) Gross Amounts of Recognized Assets	(ii) Gross Amounts Offset on the Consolidated Balance Sheets	(iii) = (i) - (ii) Net Amounts of Assets Included on the Consolidated Balance Sheets	Financial Instruments	Cash Collateral Pledged	(v) = (iii) - (iv) Net Amount
At December 31, 2019:
Derivatives, at fair value	$30	$—	$30	$—	$—	$30

There were no derivatives with a fair value in an asset position at June 30, 2020.

(Back to Index)

(Back to Index)

EXANTAS CAPITAL CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

JUNE 30, 2020

(unaudited)

The following table presents a summary of the Company’s offsetting of financial liabilities and derivative liabilities (in thousands, except amounts in footnotes):

				(iv) Gross Amounts Not Offset on the Consolidated Balance Sheets
	(i) Gross Amounts of Recognized Liabilities	(ii) Gross Amounts Offset on the Consolidated Balance Sheets	(iii) = (i) - (ii) Net Amounts of Liabilities Included on the Consolidated Balance Sheets	Financial Instruments (1)	Cash Collateral Pledged	(v) = (iii) - (iv) Net Amount
At June 30, 2020:
Derivatives, at fair value (2)	$77	$—	$77	$—	$77	$—
Warehouse financing facilities (3)	231,764	—	231,764	231,764	—	—
Total	$231,841	$—	$231,841	$231,764	$77	$—
At December 31, 2019:
Derivatives, at fair value (2)	$4,558	$—	$4,558	$—	$4,558	$—
Repurchase agreements and warehouse financing facilities (3)	919,805	—	919,805	915,041	4,764	—
Total	$924,363	$—	$924,363	$915,041	$9,322	$—

(1)	Amounts represent financial instruments pledged that are available to be offset against liability balances associated with term warehouse financing facilities, repurchase agreements and derivatives.
(2)	The Company posted excess cash collateral of $240,000 and $4.6 million related to interest rate swap contracts outstanding at June 30, 2020 and December 31, 2019, respectively.
(3)

The combined fair value of securities and loans pledged against the Company’s various repurchase agreements and term warehouse financing facilities was $348.1 million and $1.2 billion at June 30, 2020 and December 31, 2019, respectively.

All balances associated with repurchase agreements and derivatives are presented on a gross basis on the Company’s consolidated balance sheets.

Certain of the Company’s repurchase agreements and derivative transactions are governed by underlying agreements that generally provide for a right of offset in the event of default or in the event of a bankruptcy of either party to the transaction.

NOTE 19 - COMMITMENTS AND CONTINGENCIES

The Company may become involved in litigation on various matters due to the nature of the Company’s business activities. The resolution of these matters may result in adverse judgments, fines, penalties, injunctions and other relief against the Company as well as monetary payments or other agreements and obligations. In addition, the Company may enter into settlements on certain matters in order to avoid the additional costs of engaging in litigation. Except as discussed below, the Company is unaware of any contingencies arising from such litigation that would require accrual or disclosure in the consolidated financial statements at June 30, 2020.

Primary Capital Mortgage, LLC (“PCM”) is subject to potential litigation related to claims for repurchases or indemnifications on loans that PCM has sold to third parties. At June 30, 2020 and December 31, 2019, no such litigation demand was outstanding. Reserves for such litigation demands are included in the reserve for mortgage repurchases and indemnifications that totaled $1.7 million at June 30, 2020 and December 31, 2019. The reserves for mortgage repurchases and indemnifications are included in liabilities held for sale on the consolidated balance sheets.

Settled and Dismissed Litigation Matters

The Company did not have any pending litigation matters or general litigation reserve at June 30, 2020 or December 31, 2019.

(Back to Index)

(Back to Index)

EXANTAS CAPITAL CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

JUNE 30, 2020

(unaudited)

The Company previously disclosed two consolidated shareholder derivative actions filed in the United States District Court for the Southern District of New York (the “Court”) that purported to assert claims on behalf of the Company similar to the claims in the New York State Actions (defined below) (collectively, the “Federal Actions”): (a) by shareholders who declined to make a demand on the Board prior to filing suit (the “Federal Demand Futile Actions”), which comprised a suit filed in January 2017 (the “Greenberg Action”), and another suit filed in January 2017 (the “DeCaro Action”) and (b) by shareholders who served demands on the Board to bring litigation and alleged that their demands were wrongfully refused (the “Federal Demand Refused Actions”), which comprised a suit filed in February 2017 (the “McKinney Action”), a suit filed in March 2017 (the “Sherek/Speigel Action”) and a suit filed in April 2017 (the “Sebenoler Action”). In January 2019, the parties to the Federal Actions executed a stipulation and agreement of settlement (the “Federal Actions Settlement Agreement”), which received final approval from the Court on May 17, 2019. Under the Federal Actions Settlement Agreement, the Company agreed to implement certain corporate governance changes and paid $550,000 in plaintiffs’ attorneys’ fees, funded by the Company’s insurers. In exchange for the settlement consideration, the defendants were released from liability for certain claims, including all claims asserted in the Federal Actions. Among other terms and conditions, the Federal Actions Settlement Agreement provided that the defendants deny any and all allegations of wrongdoing and maintained that they have acted lawfully and in accordance with their fiduciary duties at all times.

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

Impact of COVID-19

As discussed in Note 2, the impact of the COVID-19 pandemic in the United States and globally has, and will continue to, adversely impact the Company, its borrowers and their tenants, the properties securing its investments and the economy as a whole. The magnitude and duration of the COVID-19 pandemic could be significant and will depend on future developments, which are uncertain and cannot be predicted, including new information that may emerge about the severity of the pandemic, the extension of quarantines and restrictions on travel, the discovery of successful treatments and the ensuing reactions by consumers, companies, governmental entities and global markets. The Company had no contingent liabilities at June 30, 2020 recorded in connection with the COVID-19 pandemic, however the prolonged duration and impact of the COVID-19 pandemic has had, and may continue to have, a long-term and material impact on its results of operations, financial condition and cash flows.

Other Contingencies

As part of the May 2017 sale of its equity interest in Pearlmark Mezzanine Realty Partners IV, L.P., the Company entered into an indemnification agreement pursuant to which the Company agreed to indemnify the purchaser against realized losses of up to $4.3 million on one mezzanine loan until its final maturity date in 2020. As a result of the indemnified party’s partial sale of the mezzanine loan, the maximum exposure was reduced to $536,000 in 2019. At June 30, 2020 and December 31, 2019, the Company had a contingent liability, reported in accounts payable and other liabilities on its consolidated balance sheets, of $56,000 outstanding as a reserve for probable indemnification losses. The Company did not record any additional reserve for probable losses during the three and six months ended June 30, 2020 and 2019.

(Back to Index)

(Back to Index)

EXANTAS CAPITAL CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

JUNE 30, 2020

(unaudited)

PCM is subject to additional claims for repurchases or indemnifications on loans that PCM has sold to investors. At both June 30, 2020 and December 31, 2019, outstanding demands for indemnification, repurchase or make whole payments totaled $3.3 million. The Company’s estimated exposure for such outstanding claims, as well as unasserted claims, is included in its reserve for mortgage repurchases and indemnifications.

Unfunded Commitments

Unfunded commitments on the Company’s originated CRE loans generally fall into two categories: (1) pre-approved capital improvement projects; and (2) new or additional construction costs subject, in each case, to the borrower meeting specified criteria. Upon completion of the improvements or construction, the Company would receive additional interest income on the advanced amount. Whole loans had $101.0 million and $98.0 million in unfunded loan commitments at June 30, 2020 and December 31, 2019, respectively. Preferred equity investments had $2.8 million and $3.0 million in unfunded investment commitments at June 30, 2020 and December 31, 2019, respectively.

NOTE 20 - SUBSEQUENT EVENTS

The Company has evaluated subsequent events through the filing of this report and determined that, except for the subsequent events related to the ACRES acquisition as disclosed in Note 1, Note 9, Note 10, Note 11 and Note 15, there have not been any events that have occurred that would require adjustments to or disclosures in the consolidated financial statements.

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

Overview

We are a Maryland corporation and an externally managed real estate investment trust (“REIT”) that is primarily focused on originating, holding and managing commercial real estate (“CRE”) mortgage loans and other commercial real estate-related debt investments. On July 31, 2020, our management contract was acquired from Exantas Capital Manager Inc., a subsidiary of C-III Capital Partners LLC, by ACRES Capital, LLC (the “Manager”), a subsidiary of ACRES Capital Corp. (collectively, “ACRES”), a leading balance sheet lender that provides debt capital solutions to the commercial real estate industry in top 25 metropolitan statistical areas (the “ACRES acquisition”) and amended and restated. Our Manager draws upon the management team of ACRES’ and its collective investment experience to provide its services. Our objective is to provide our stockholders with total returns over time, including quarterly distributions and capital appreciation, while seeking to manage the risks associated with our investment strategies as well as to maximize long-term stockholder value by maintaining stability through our available liquidity and diversified CRE loan portfolio.

In connection with the ACRES acquisition:

•

We entered into a Fourth Amended and Restated Management Agreement (the “Management Agreement”) which was amended and restated to (i) extend its term to July 21, 2023, (ii) allow for board designation rights that give ACRES the right to designate not less than two nominees for election to our Board of Directors (“Board”), (iii) provide for a termination fee to be payable to ACRES upon ACRES’ termination of the Management Agreement due to our default in the performance of any material term, condition or covenant in the Management Agreement, (iv) provide for a minimum monthly base management fee through July 31, 2022 and (v) revise the computation of the incentive management fee with respect to each fiscal quarter commencing with the quarter ended December 31, 2022.

•

We entered into separate agreements with Massachusetts Mutual Life Insurance Company (“MassMutual”) and a fund managed by Oaktree Capital Management, L.P. (“Oaktree”) for new capital commitments aggregating up to $375 million. The asset-based revolving loan facility of up to $250.0 million can be used to finance our core CRE lending business and is not subject to mark-to-market provisions. The senior Note and Warrant Purchase Agreement (the “Note and Warrant Purchase Agreement”) of up to $125.0 million can be used for general corporate purposes. See further discussion of these commitments in “Liquidity and Capital Resources.”

•	We entered into a $12.0 million loan promissory note (the “Promissory Note”) as lender with ACRES Capital Corp.

An important aspect of the ACRES acquisition was to deliver operational liquidity in order to mitigate additional potential margin call risk, allowing us to focus on asset management within the portfolio and to begin underwriting again. Additionally, our Manager expects to leverage the complementary nature of our lending platforms, its experience and its network of relationships to generate a new business loan pipeline to improve and grow book value and earnings.

In December 2019, a novel strain of coronavirus (“COVID-19”) was identified. The resulting spread of COVID-19 throughout the globe led the World Health Organization to designate COVID-19 as a pandemic and numerous countries, including the United States, to declare national emergencies. Many countries have responded to the outbreak by instituting quarantines and restrictions on travel and limiting operations of non-essential offices and retail centers, which has resulted in the closure or remote operation of non-essential businesses and increased rates of unemployment. While certain countries around the world have eased restrictions and financial markets have stabilized to some degree, the pandemic continues to cause uncertainty surrounding its ultimate impact on the global economy, generally, and the CRE business in particular. We continue to actively and responsibly manage corporate liquidity and operations in light of the market disruptions caused by COVID-19. Additionally, nationwide restrictions placed on most businesses in response to COVID-19 are expected to cause significant cash flow disruptions across the economy that will likely impact our borrowers and their ability to stay current with their debt obligations in the near term. We have used and continue to expect to use a variety of legal and structural options to manage that risk effectively, including through forbearance and extension provisions or agreements. It is inherently difficult to accurately assess the impact of COVID-19 on our revenues, profitability and financial position due to uncertainty of the severity and duration of the pandemic. In response, in the near-term, we are focused on prudently retaining and managing sufficient liquidity. We, therefore, have not paid distributions on our common and preferred shares in 2020. We continuously monitor the effects of COVID-19 on our operations and financial position to ensure that we remain responsive and adaptable to the dynamic environment that has been created by the pandemic. For additional discussion with respect to the potential impact of COVID-19 on our liquidity and capital resources, see “Liquidity and Capital Resources.”

(Back to Index)

(Back to Index)

Historically, we maintained a portfolio of commercial mortgage-backed securities (“CMBS”), including senior and subordinated investment grade CMBS, below investment grade CMBS and unrated CMBS, that we primarily financed using short-term repurchase agreements. However, the COVID-19 pandemic produced material and previously unforeseeable liquidity shocks to the real estate credit markets that led to the receipt of substantial margin calls, and subsequently some default notices, from our CMBS repurchase agreement counterparties. In April 2020, we completed the sale of our portfolio of CMBS and settlements were reached on all of our remaining CMBS-related obligations, which were paid in full in April 2020. The repayment of all of our CMBS repurchase agreements in April 2020 signifies that we have no further exposure to financings related to CMBS.

At June 30, 2020, we retained two unencumbered CMBS that are impaired with a collective fair value of $2.2 million for which we recognized unrealized losses of $917,000 and $6.0 million in our consolidated statements of operations for the three and six months ended June 30, 2020.

Our CRE loan portfolio, which had a $1.7 billion and $1.8 billion carrying value at June 30, 2020 and December 31, 2019, comprised:

•

First mortgage loans, which we refer to as whole loans. These loans are typically secured by first liens on CRE property, including the following property types: office, multifamily, self-storage, retail, hotel, healthcare, student housing, manufactured housing, industrial and mixed-use. At June 30, 2020 and December 31, 2019, our whole loans had a carrying value of $1.7 billion and $1.8 billion, respectively, or 98.6% and 98.3%, respectively of the CRE loan portfolio.

•

Mezzanine debt that is senior to borrower’s equity but is subordinated to other third-party debt. These loans are subordinated CRE loans, usually secured by a pledge of the borrower’s equity ownership in the entity that owns the property or by a second lien mortgage on the property. At June 30, 2020 and December 31, 2019, our mezzanine loans had a carrying value of $4.1 million and $4.7 million, respectively, or 0.2% and 0.3%, respectively of the CRE loan portfolio.

•

Preferred equity investments that are subordinate to first mortgage loans and mezzanine debt. These investments may be subject to more credit risk than subordinated debt but provide the potential for higher returns upon a liquidation of the underlying property and are typically structured to provide some credit enhancement differentiating it from the common equity in such investments. At June 30, 2020 and December 31, 2019, our preferred equity investments had a carrying value of $21.2 million and $26.1 million, respectively, or 1.2% and 1.4%, respectively of the CRE loan portfolio.

Our portfolio comprised loans with a diverse array of collateral types and locations. At June 30, 2020 and December 31, 2019, 83.1% and 81.6%, respectively, of our CRE loans were collateralized by multifamily, office, self-storage, manufactured housing and industrial properties, with the remaining 16.9% and 18.4%, respectively, collateralized by hotel and retail properties. These properties are located throughout the United States, with no individual National Council of Real Estate Investment Fiduciaries (“NCREIF”) region making up more than 20% of the total CRE loan portfolio at June 30, 2020 nor December 31, 2019.

In June 2020 we sold one CRE whole loan note for $17.4 million that resulted in realized losses of $1.0 million during the three and six months ended June 30, 2020.

During the three months ended June 30, 2020, we executed eight forbearance agreements, with a weighted average forbearance period of 10 months, and five loan modifications, which extended terms by a weighted average of one year and reduced spreads by a weighted average of 1% in exchange for $329,000 of extension fees, in an effort to manage credit risk that was created in connection with the effects of the COVID-19 pandemic. As of June 30, 2020, one loan with an executed forbearance agreement was paid current with respect to debt service due.

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

Our CRE floating-rate loans have LIBOR floors and minimum interest periods that typically range from 12 to 18 months at the time of a loan’s origination. In a lower interest rate environment, our LIBOR floors provide asset yield protection when LIBOR falls below an in-place LIBOR floor. In addition, our net investment returns are enhanced by a decline in the cost of our floating-rate liabilities that do not have LIBOR floors. At June 30, 2020, our $1.7 billion floating-rate CRE loan portfolio, at par, has a weighted average LIBOR floor of 1.92% and weighted average spread over LIBOR of 3.41%.

Our CRE mezzanine loan and preferred equity investments earn interest at fixed rates.

We use leverage to enhance our returns. The cost of borrowings to finance our investments is a significant part of our expenses. Our net interest income depends on our ability to control these expenses relative to our revenue. Our CRE loans may initially be financed with term facilities, such as CRE loan warehouse financing facilities, in anticipation of their ultimate securitization. We ultimately seek to finance our CRE loans through the use of non-recourse long-term, match-funded CRE debt securitizations.

(Back to Index)

(Back to Index)

At June 30, 2020 and December 31, 2019, we had outstanding balances of $231.8 million and $544.9 million, respectively, on our CRE loan warehouse financing facilities, representing 15.1% and 29.1% of total outstanding borrowings. In April 2020, we reduced our CRE loan warehouse financing facilities’ leverage and in exchange received written confirmation from lenders representing over 90% of the outstanding balance of our CRE loan warehouse financing facilities that provides a framework for avoiding credit-based markdowns ending between August 31, 2020 and September 4, 2020.

At June 30, 2020 and December 31, 2019, we had outstanding balances of $1.1 billion and $746.4 million, respectively, on CRE debt securitizations, or 72.7% and 39.9%, respectively, of total outstanding borrowings. In March 2020, we closed a CRE debt securitization that financed CRE loans of $522.6 million at a weighted average cost of LIBOR plus 1.43%.

In January 2020, we adopted updated accounting guidance that replaced the incurred loss approach with the current expected credit losses (“CECL”) model for the determination of our allowance for loan losses and impairments on our investment securities available-for-sale. Upon adoption on January 1, 2020, we recorded an initial CECL allowance of approximately $4.5 million, of which $3.0 million, or $0.10 per share, was recorded as a charge to retained earnings. The estimated CECL reserve represented 0.25% of the aggregate outstanding principal balance of our $1.8 billion commercial loan portfolio at December 31, 2019. We reevaluated our CECL reserve in the first quarter of 2020 and in the second quarter of 2020, incorporating, among other inputs, updated assumptions in connection with the COVID-19 pandemic, which resulted in a $16.1 million and a $40.5 million charge, respectively, to our consolidated statement of operations for expected credit losses and a total allowance for credit losses of $61.1 million at June 30, 2020.

We historically used derivative financial instruments to hedge a portion of the interest rate risk associated with our borrowings. We generally seek to minimize interest rate risk with a strategy that is expected to result in the least amount of volatility under accounting principles generally accepted in the United States of America (“GAAP”) while still meeting our strategic economic objectives and maintaining adequate liquidity and flexibility. These hedging transactions may include interest rate swaps, collars, caps or floors, puts, calls and options.

In April 2020 we terminated all interest rate hedges in conjunction with the disposition of our financed CMBS portfolio. At termination, we recognized a realized loss in equity of $11.8 million that will be amortized into interest expense over the remaining life of the debt. During the three and six months ended June 30, 2020, we recognized amortization expense on these terminated contracts of $367,000.

In February 2020, we announced the expansion of our CRE debt platform to include fixed-rate CRE whole loans. In March 2020, we originated two fixed-rate CRE whole loans with total par of $4.8 million through a wholly-owned taxable REIT subsidiary. We use interest rate swaps to exchange the fixed-rate interest income received on these loans to variable rate interest in order to offset any declines in fair value attributable to the fixed rates of interest. Our fixed-rate CRE whole loans were classified as other assets on our consolidated balance sheet at June 30, 2020.

We have typically targeted originating transitional floating-rate CRE loans with average balances between $5.0 million and $20.0 million but have temporarily curtailed our loan originations due to market uncertainties caused by the COVID-19 pandemic, making it difficult to accurately underwrite projects and project levered returns. Prior to the COVID-19 outbreak, we originated 14 floating-rate CRE whole loans with total commitments of $204.1 million for the six months ended June 30, 2020.

Common stock book value was $6.01 per share at June 30, 2020, a $7.99 per share decrease from December 31, 2019.

Impact of COVID-19

As discussed in the “Overview” above, the impact of the COVID-19 pandemic in the United States and globally has, and will continue to, adversely impact us, our borrowers and their tenants, the properties securing our investments and the economy as a whole. The COVID-19 pandemic could have a continued and prolonged adverse impact on economic and market conditions and the fluidity of this situation precludes any prediction as to the ultimate adverse impact of the pandemic on economic and market conditions. The full extent and impact of the COVID-19 pandemic on companies is evolving rapidly and will depend on future developments, which are uncertain and cannot be predicted, including the duration and spread of the outbreak, the extension of quarantines and restrictions on travel, the discovery of successful treatments and the ensuing reactions by consumers, companies, governmental entities and global markets. The impact of the pandemic has had, and we expect will continue to have, a long-term and material impact on our results of operations, financial condition and our liquidity and capital resources in the second quarter of 2020 and in future quarters. Further discussion of the potential impacts on our business from the COVID-19 pandemic is provided below in the section entitled “Risk Factors” in Part II, Item 1A of this Quarterly Report on Form 10-Q.

Results of Operations

Our net loss allocable to common shares for the three and six months ended June 30, 2020 was $36.0 million, or $(1.14) per share-basic ($(1.14) per share-diluted) and $235.1 million, or $(7.42) per share-basic ($(7.42) per share-diluted), respectively, as compared to net income allocable to common shares for the three and six months ended June 30, 2019 of $6.3 million, or $0.20 per share-basic ($0.20 per share-diluted) and $11.8 million, or $0.38 per share-basic ($0.38 per share-diluted), respectively.

(Back to Index)

(Back to Index)

Net Interest Income

The following tables analyze the change in interest income and interest expense for the comparative three and six months ended June 30, 2020 and 2019 by changes in volume and changes in rates. The changes attributable to the combined changes in volume and rate have been allocated proportionately, based on absolute values, to the changes due to volume and changes due to rates (dollars in thousands, except amounts in footnotes):

	Three Months Ended June 30, 2020 Compared to Three Months Ended June 30, 2019
			Due to Changes in
	Net Change	Percent Change (1)	Volume	Rate
Increase (decrease) in interest income:
CRE whole loans, floating-rate (2)	$(3,535)	(12)%	$886	$(4,421)
Legacy CRE loans (2)(3)	(26)	(14)%	(13)	(13)
CRE mezzanine loan	—	—%	—	—
CRE preferred equity investments (2)	132	20%	137	(5)
Securities (4)	(6,319)	(96)%	(6,045)	(274)
Other	(147)	(92)%	(147)	—
Total decrease in interest income	(9,895)	(27)%	(5,182)	(4,713)
Increase (decrease) in interest expense:
Securitized borrowings: (5)
RCC 2017-CRE5 Senior Notes	(818)	(100)%	(818)	—
XAN 2018-RSO6 Senior Notes	(3,059)	(76)%	(2,035)	(1,024)
XAN 2019-RSO7 Senior Notes	(1,683)	(35)%	702	(2,385)
XAN 2020-RSO8 Senior Notes	2,507	100%	2,507	—
Unsecured junior subordinated debentures	(180)	(21)%	—	(180)
Convertible senior notes: (5)
4.50% Convertible Senior Notes	65	3%	65	—
8.00% Convertible Senior Notes	(481)	(100)%	(481)	—
CRE - term warehouse financing facilities (5)	(2,271)	(50)%	(1,046)	(1,225)
Trust certificates - term repurchase facilities (5)	(764)	(100)%	(764)	—
CMBS - short term repurchase agreements	(2,790)	(100)%	(2,675)	(115)
Hedging	440	(6,286)%	440	—
Total decrease in interest expense	(9,034)	(42)%	(4,105)	(4,929)
Net increase (decrease) in net interest income	$(861)		$(1,077)	$216

(1)	Percent change is calculated as the net change divided by the respective interest income or interest expense for the three months ended June 30, 2019.
(2)

Includes decreases in fee income of approximately $87,000, $13,000 and $48,000 recognized on our floating-rate CRE whole loans, legacy CRE loans and our CRE preferred equity investments, respectively, that were due to changes in volume.

(3)

Includes the change in interest income recognized on one legacy CRE loan with an amortized cost of $11.5 million at June 30, 2020 and December 31, 2019 classified as a CRE loan on the consolidated balance sheets.

(4)	Includes a decrease of net accretion income of approximately $682,000 that was due to changes in volume.
(5)

Includes decreases of approximately $226,000, $15,000 and $40,000 our securitized borrowings, CRE - term warehouse financing facilities and trust certificates - term repurchase facilities, respectively, and an increase of net amortization expense of approximately $8,000 on our convertible senior notes that were due to changes in volume.

(Back to Index)

(Back to Index)

	Six Months Ended June 30, 2020 Compared to Six Months Ended June 30, 2019
			Due to Changes in
	Net Change	Percent Change (1)	Volume	Rate
Increase (decrease) in interest income:
CRE whole loans (2)	$(3,978)	(7)%	$4,389	$(8,367)
Legacy CRE loans (2)(3)	(101)	(24)%	(75)	(26)
CRE mezzanine loan	1	0%	1	—
CRE preferred equity investments (2)	347	28%	357	(10)
Securities (4)	(6,545)	(50)%	(5,601)	(944)
Other	(261)	(70)%	(261)	—
Total increase in interest income	(10,537)	(14)%	(1,190)	(9,347)
Increase (decrease) in interest expense:
Securitized borrowings: (5)
RCC 2017-CRE5 Senior Notes	(2,185)	(100)%	(2,185)	—
XAN 2018-RSO6 Senior Notes	(5,205)	(65)%	(3,699)	(1,506)
XAN 2019-RSO7 Senior Notes	2,979	61%	5,357	(2,378)
XAN 2020-RSO8 Senior Notes	3,036	100%	3,036	—
Unsecured junior subordinated debentures	(281)	(16)%	—	(281)
Convertible senior notes: (5)
4.50% Convertible Senior Notes	138	3%	138	—
8.00% Convertible Senior Notes	(881)	(92)%	(881)	—
CRE - term warehouse financing facilities (5)	(3,722)	(33)%	(1,513)	(2,209)
Trust certificates - term repurchase facilities (5)	(1,565)	(100)%	(1,565)	—
CMBS - short term repurchase agreements	(2,998)	(55)%	(2,204)	(794)
Hedging	649	(3,245)%	649	—
Total increase in interest expense	(10,035)	(24)%	(2,867)	(7,168)
Net increase (decrease) in net interest income	$(502)		$1,677	$(2,179)

(1)	Percent change is calculated as the net change divided by the respective interest income or interest expense for the six months ended June 30, 2019.
(2)

Includes decreases in fee income of approximately $406,000, $74,000 and $22,000 recognized on our floating-rate CRE whole loans, legacy CRE loans and our CRE preferred equity investments, respectively, that were due to changes in volume.

(3)

Includes the change in interest income recognized on one legacy CRE loan with an amortized cost of $11.5 million at June 30, 2020 and December 31, 2019 classified as a CRE loan on the consolidated balance sheets.

(4)	Includes a decrease of net accretion income of approximately $795,000 that was due to changes in volume.
(5)

Includes increases of net amortization expense of approximately $58,000 and $34,000 on our securitized borrowings and our convertible senior notes, respectively, and decreases of approximately $24,000 and $79,000 on our CRE - term warehouse financing facilities and trust certificates - term repurchase facilities, respectively, that were due to changes in volume.

Net Change in Interest Income for the Comparative Three and Six Months Ended June 30, 2020 and 2019:

Aggregate interest income decreased by $9.9 million and $10.5 million for the comparative three and six months ended June 30, 2020 and 2019, respectively. We attribute the changes to the following:

CRE whole loans, floating-rate. The decreases of $3.5 million and $4.0 million for the comparative three and six months ended June 30, 2020 and 2019, respectively, were primarily attributable to decreases in the yields on floating-rate CRE whole loans, attributable to declines in the spreads on the originated CRE whole loans over the comparative periods and to a decrease in one-month LIBOR, the benchmark interest rate for our floating-rate CRE whole loans, over the comparative periods. The effect of the decrease in LIBOR over the comparative periods is mitigated by our LIBOR floors, which provide asset yield protection. At June 30, 2020, our floating-rate CRE whole loan portfolio had a weighted average LIBOR floor of 1.92%. The rate decreases were partially offset by an increase in the outstanding balance of CRE whole loans in connection with loan originations and acquisitions net of loan repayments over the 12 months ended June 30, 2020.

CRE preferred equity investments. The increase of $347,000 for the comparative six months ended June 30, 2020 and June 30, 2019 was attributable to the closing of our June 2019 investment in a preferred equity interest with an outstanding principal balance of $6.2 million and an 11.00% interest rate at June 30, 2020.

Securities. The net decreases of $6.3 million and $6.5 million for the comparative three and six months ended June 30, 2020 and 2019 was primarily attributable to the disposition of our entire CMBS portfolio as of April 2020, except for two CMBS securities retained with fair values of $2.2 million at June 30, 2020.

(Back to Index)

(Back to Index)

Net Change in Interest Expense for the Comparative Three and Six Months Ended June 30, 2020 and 2019:

Aggregate interest expense decreased by $9.0 million and $10.0 million for the comparative three and six months ended June 30, 2020 and 2019, respectively. We attribute the changes to the following:

Securitized borrowings. The net decreases of $3.1 million and $1.4 million for the comparative three and six months ended June 30, 2020 and 2019, respectively, were primarily attributable to a decrease in one-month LIBOR, the benchmark interest rate for our securitized borrowings, over the comparative periods. The net decrease for the comparative six months ended June 30, 2020 and 2019 was partially offset by an net increase in volume attributable to the issuances of Exantas Capital Corp. 2019-RSO7, Ltd. (“XAN 2019-RSO7”) and Exantas Capital Corp. 2020-RSO8, Ltd. (“XAN 2020-RSO8”), which closed in April 2019 and March 2020, respectively, offset by the liquidation of Resource Capital Corp. 2017-CRE5, Ltd. (“RCC 2017-CRE5”) in July 2019 and paydowns on Exantas Capital Corp. 2018-RSO6, Ltd. (“XAN 2018-RSO6”) during the 12 months ended June 30, 2020.

Unsecured junior subordinated debentures. The net decrease of $281,000 for the comparative six months ended June 30, 2020 and June 30, 2019 was attributable to a decrease in three-month LIBOR, the benchmark interest rate for our unsecured junior subordinated debentures, over the comparative periods.

Convertible senior notes. The net decreases of $416,000 and $743,000 for the comparative three and six months ended June 30, 2020 and 2019, respectively, were primarily attributable to the payoff of our 8.00% convertible senior notes upon maturity in January 2020.

CRE - term warehouse financing facilities. The net decreases of $2.3 million and $3.7 million for the comparative three and six months ended June 30, 2020 and 2019, respectively, were primarily attributable to a decrease in the weighted average one-month LIBOR over the comparative periods and paydowns on our CRE term warehouse financing facilities in connection with the close of XAN 2020-RSO8.

Trust certificates - term repurchase facilities. The decrease of $764,000 and $1.6 million for the comparative three and six months ended June 30, 2020 and 2019, respectively, were primarily attributable to the repayment of the RSO Repo SPE Trust 2017 facility in July 2019.

CMBS - short term repurchase agreements. The decrease of $2.8 million and $3.0 million for the comparative three and six months ended June 30, 2020 and 2019, respectively, were primarily attributable to our CMBS – short term agreements being paid off in full as of April 2020 due to the impact of the COVID-19 pandemic on real estate securities markets in March 2020. See the “Repurchase and Credit Facilities” section for additional information.

Hedging. The increases of $440,000 and $649,000 for the comparative three and six months ended June 30, 2020 and 2019, respectively, were primarily attributable to amortization expense on terminated interest rate swaps during the three months ended June 30, 2020. In April 2020, in conjunction with the disposition of our CMBS portfolio financed with short-term repurchase agreements, we terminated all interest rate swap contracts hedging that portfolio. At termination, we realized a loss of $11.8 million. During the three and six months ended June 30, 2020, we recorded net amortization expense, reported in interest expense on the consolidated statements of operations, of $344,000 and $322,000, respectively.

(Back to Index)

(Back to Index)

Average Net Yield and Average Cost of Funds:

The following tables present the average net yield and average cost of funds for the three and six months ended June 30, 2020 and 2019 (dollars in thousands, except amounts in footnotes):

	For the Three Months Ended June 30, 2020			For the Three Months Ended June 30, 2019
	Average Balance	Interest Income (Expense)	Average Net Yield (Cost of Funds) (1)	Average Balance	Interest Income (Expense)	Average Net Yield (Cost of Funds) (1)
Interest-earning assets
CRE whole loans, floating-rate (2)	$1,809,681	$25,885	5.74%	$1,746,042	$29,420	6.76%
Legacy CRE loans (2)	11,516	157	5.47%	38,905	183	1.89%
CRE mezzanine loan	4,700	118	9.97%	4,700	118	9.97%
CRE preferred equity investments (2)	26,674	799	12.01%	20,507	667	13.04%
Securities (3)	18,457	272	6.04%	440,120	6,591	5.93%
Other	4,957	12	0.90%	19,225	159	3.27%
Total interest income/average net yield	1,875,985	27,243	5.83%	2,269,499	37,138	6.55%
Interest-bearing liabilities
Collateralized by:
CRE whole loans (4)	946,038	(8,926)	(3.78)%	1,215,030	(14,250)	(4.70)%
CMBS	18,204	—	—%	304,835	(2,790)	(3.67)%
General corporate debt:
Unsecured junior subordinated debentures	51,548	(675)	(5.13)%	51,548	(855)	(6.56)%
4.50% Convertible Senior Notes (5)	134,944	(2,513)	(7.29)%	131,472	(2,448)	(7.37)%
8.00% Convertible Senior Notes (5)	—	—	—%	21,030	(481)	(9.04)%
Trust certificates - term repurchase facilities (6)	—	—	—%	44,699	(764)	(6.86)%
Hedging (7)	15,856	(433)	(10.84)%	83,357	7	0.04%
Total interest expense/average cost of funds	$1,166,590	(12,547)	(4.28)%	$1,851,971	(21,581)	(4.66)%
Total net interest income		$14,696			$15,557

(1)	Average net yield includes net amortization/accretion and fee income and is computed based on average amortized cost.
(2)

Includes fee income of approximately $1.6 million, $5,000 and $37,000 recognized on our floating-rate CRE whole loans, legacy CRE loan and our CRE preferred equity investments, respectively, for the three months ended June 30, 2020 and approximately $1.7 million, $18,000 and $85,000 on our CRE whole loans, legacy CRE loans and our CRE preferred equity investments, respectively, for the three months ended June 30, 2019.

(3)	Includes net accretion income of approximately $682,000 for the three months ended June 30, 2019 on our CMBS securities.
(4)

Includes amortization expense of approximately $1.8 million and $2.1 million for the three months ended June 30, 2020 and 2019, respectively, on our interest-bearing liabilities collateralized by CRE whole loans.

(5)	Includes aggregated amortization expense of approximately $896,000 and $888,000 for the three months ended June 30, 2020 and 2019, respectively, on our convertible senior notes.
(6)	Includes amortization expense of approximately $40,000 for the three months ended June 30, 2019 on our trust certificates - term repurchase facilities.
(7)

Includes net accretion expense of $344,000 for the three months ended June 30, 2020 and accretion income of $23,000 for the three months ended June 30, 2019 on 22 and two terminated interest rate swap agreements, respectively, that were in net loss and gain positions, respectively, at the time of termination. The remaining losses and gains, reported in accumulated other comprehensive (loss) income on the consolidated balance sheets, will be accreted over the remaining life of the debt.

(Back to Index)

(Back to Index)

	For the Six Months Ended June 30, 2020			For the Six Months Ended June 30, 2019
	Average Balance	Interest Income (Expense)	Average Net Yield (Cost of Funds) (1)	Average Balance	Interest Income (Expense)	Average Net Yield (Cost of Funds) (1)
Interest-earning assets
CRE whole loans (2)	$1,794,936	$51,863	5.79%	$1,639,296	$55,841	6.87%
Legacy CRE loans (2)	11,516	316	5.51%	38,816	417	2.16%
CRE mezzanine loan	4,700	237	9.97%	4,700	236	9.97%
CRE preferred equity investments (2)	26,484	1,584	12.00%	20,065	1,237	12.43%
Securities (3)	247,245	6,421	5.24%	434,643	12,966	5.98%
Other	6,603	112	3.34%	18,869	373	3.93%
Total interest income/average net yield	2,091,484	60,533	5.80%	2,156,389	71,070	6.64%
Interest-bearing liabilities
Collateralized by:
CRE whole loans (4)	1,342,201	(21,295)	(3.18)%	1,110,458	(26,392)	(4.79)%
CMBS	186,529	(2,491)	(2.68)%	299,668	(5,489)	(3.69)%
General corporate debt:
Unsecured junior subordinated debentures	51,548	(1,436)	(5.51)%	51,548	(1,717)	(6.63)%
4.50% Convertible Senior Notes (5)	134,500	(5,010)	(7.37)%	131,065	(4,872)	(7.39)%
8.00% Convertible Senior Notes (5)	1,745	(80)	(9.07)%	21,002	(961)	(9.10)%
Trust certificates - term repurchase facilities (6)	—	—	—%	46,009	(1,565)	(6.86)%
Hedging (7)	53,019	(629)	(2.38)%	82,211	20	0.05%
Total interest expense/average cost of funds	$1,769,542	(30,941)	(3.50)%	$1,741,961	(40,976)	(4.73)%
Total net interest income		$29,592			$30,094

(1)	Average net yield includes net amortization/accretion and fee income.
(2)

Includes fee income of approximately $3.0 million, $12,000 and $73,000 recognized on our floating-rate CRE whole loans, legacy CRE loan and our CRE preferred equity investments, respectively, for the six months ended June 30, 2020 and approximately $3.4 million, $87,000 and $95,000 on our CRE whole loans, legacy CRE loans and our CRE preferred equity investment, respectively, for the six months ended June 30, 2019.

(3)	Includes net accretion income of approximately $616,000 and $1.4 million for the six months ended June 30, 2020 and 2019, respectively, on our CMBS securities.
(4)	Includes amortization expense of approximately $3.7 million for the six months ended June 30, 2020 and 2019 on our interest-bearing liabilities collateralized by CRE whole loans.
(5)	Includes aggregated amortization expense of approximately $1.8 million for the six months ended June 30, 2020 and 2019 on our convertible senior notes.
(6)	Includes amortization expense of approximately $79,000 for the six months ended June 30, 2019 on our trust certificates - term repurchase facilities.
(7)

Includes net accretion expense of $322,000 for the six months ended June 30, 2020 and accretion income of $45,000 for the six months ended June 30, 2019 on 22 and two terminated interest rate swap agreements, respectively, that were in net loss and gain positions, respectively, at the time of termination. The remaining losses and gains, reported in accumulated other comprehensive (loss) income on the consolidated balance sheets, will be accreted over the remaining life of the debt.

Operating Expenses

Three and Six Months Ended June 30, 2020 as compared to Three and Six Months Ended June 30, 2019

The following tables set forth information relating to our operating expenses for the periods presented (dollars in thousands):

	For the Three Months Ended
	June 30,
	2020	2019	Dollar Change	Percent Change
Operating expenses:
Management fees	$1,327	$2,251	$(924)	(41)%
Equity compensation	715	412	303	74%
General and administrative	2,875	2,495	380	15%
Depreciation and amortization	7	7	—	—%
Provision for credit losses	41,472	170	41,302	24,295%
Total	$46,396	$5,335	$41,061	770%

(Back to Index)

(Back to Index)

	For the Six Months Ended
	June 30,
	2020	2019	Dollar Change	Percent Change
Operating expenses:
Management fees	$3,444	$4,334	$(890)	(21)%
Equity compensation	1,213	1,095	118	11%
General and administrative	6,257	5,072	1,185	23%
Depreciation and amortization	22	31	(9)	(29)%
Provision for credit losses	57,621	1,195	56,426	4,722%
Total	$68,557	$11,727	$56,830	485%

Aggregate operating expenses increased by $41.1 million and $56.8 million for the comparative three and six months ended June 30, 2020 and 2019, respectively. We attribute the changes to the following:

Management fees. The decreases of $924,000 and $890,000 for the comparative three and six months ended June 30, 2020 and 2019, respectively, were primarily attributable to a decrease in our base management fees during the three and six months ended June 30, 2020. Our base management fee is equal to 1/12th of the amount of our equity multiplied by 1.50% in accordance with our management agreement. In March 2020, our equity decreased in connection with the losses incurred on the disposition of our financed CMBS portfolio. Additionally, our management fees decreased due to incentive management compensation of $165,000 that was incurred during the three and six months ended June 30, 2019.

Equity compensation. The increases of $303,000 and $118,000 for the comparative three and six months ended June 30, 2020 and 2019, respectively, were primarily attributable to accelerations of certain restricted stock awards during the three and six months ended June 30, 2020.

General and administrative. General and administrative expenses increased by $380,000 and $1.2 million for the comparative three and six months ended June 30, 2020 and 2019, respectively. The following table summarizes the information relating to our general and administrative expenses for the periods presented (dollars in thousands):

	For the Three Months Ended
	June 30,
	2020	2019	Dollar Change	Percent Change
General and administrative:
Professional services	$1,013	$559	$454	81%
Wages and benefits	700	700	—	—%
Operating expenses	327	291	36	12%
Dues and subscriptions	299	181	118	65%
D&O insurance	294	283	11	4%
Rent and utilities	162	78	84	108%
Director fees	124	224	(100)	(45)%
Travel	10	80	(70)	(88)%
Tax penalties, interest and franchise tax	(54)	99	(153)	(155)%
Total	$2,875	$2,495	$380	15%

	For the Six Months Ended
	June 30,
	2020	2019	Dollar Change	Percent Change
General and administrative:
Professional services	$2,284	$1,394	$890	64%
Wages and benefits	1,415	1,424	(9)	(1)%
Operating expenses	704	548	156	28%
Dues and subscriptions	514	301	213	71%
D&O insurance	578	564	14	2%
Rent and utilities	392	171	221	129%
Director fees	265	388	(123)	(32)%
Travel	133	150	(17)	(11)%
Tax penalties, interest and franchise tax	(28)	132	(160)	(121)%
Total	$6,257	$5,072	$1,185	23%

(Back to Index)

(Back to Index)

The increases in general and administrative expenses for the comparative three and six months ended June 30, 2020 and 2019 were primarily attributable to (i) an increase in professional services in connection with legal fees incurred in 2020 primarily related to the settlement of our CMBS repurchase agreements, (ii) an increase in rent and utilities and dues and subscriptions in connection with an increase in the allocation of expenses related to our fixed-rate lending business from our Manager and expenses incurred to prepare our CECL allowance estimate over the comparative periods and (iii) an increase in operating expenses in connection with an increase in bank fees during the comparative six months ended June 30, 2020 and 2019. The increases were offset by decreases in franchise taxes, director fees and travel during the comparative periods.

Provision for credit losses. The increases of $41.3 million and $56.4 million in provision of credit losses for the comparative three and six months ended June 30, 2020 and 2019, respectively, were primarily attributable to the updated estimates of our CECL model, which projected increased expected credit losses in connection with the adverse market conditions caused by the COVID-19 pandemic during the three and six months ended June 30, 2020. The CECL model, adopted on January 1, 2020, measures the allowance for credit losses using an expected credit losses approach, as compared to the incurred credit losses approach that existed during the three and six months ended June 30, 2019.

Other Income (Expense)

Three and Six Months Ended June 30, 2020 as compared to Three and Six Months Ended June 30, 2019

The following tables set forth information relating to our other income (expense) incurred for the periods presented (dollars in thousands):

	For the Three Months Ended
	June 30,
	2020	2019	Dollar Change	Percent Change
Other income (expense):
Net realized and unrealized (loss) gain on investment securities available-for-sale and loans and derivatives	$(982)	$4	$(986)	(24,650)%
Fair value and other adjustments on asset held for sale	(927)	(1,300)	373	(29)%
Other income	189	51	138	271%
Total	$(1,720)	$(1,245)	$(475)	38%

	For the Six Months Ended
	June 30,
	2020	2019	Dollar Change	Percent Change
Other income (expense):
Net realized and unrealized (loss) gain on investment securities available-for-sale and loans and derivatives	$(186,339)	$4	$(186,343)	(4,658,575)%
Fair value and other adjustments on asset held for sale	(4,718)	(1,402)	(3,316)	237%
Other income	58	152	(94)	(62)%
Total	$(190,999)	$(1,246)	$(189,753)	15,229%

Aggregate other expense increased $475,000 for the comparative three months ended June 30, 2020 and 2019 and increased $189.8 million for the comparative six months ended June 30, 2020 and June 30, 2019. We attribute the changes to the following:

Net realized and unrealized (loss) gain on investment securities available-for-sale and loans and derivatives. The increase in losses of $986,000 for the comparative three months ended June 30, 2020 and 2019 was primarily attributable to a loss of $917,000 recorded to mark our two remaining investment securities available-for-sale that were impaired to fair value during the three months ended June 30, 2020. The increase in losses of $186.3 million for the six months ended June 30, 2020 and 2019 was attributable to a loss of $180.3 million on the disposition of our CMBS portfolio that was financed with our CMBS - short-term repurchase facilities during the six months ended June 30, 2020. Additionally, the increase was attributable to a loss of $6.0 million recorded to mark our two remaining investment securities available-for-sale to fair value during the six months ended June 30, 2020.

Fair value and other adjustments on asset held for sale. The changes of $373,000 and $3.3 million during the comparative three and six months ended June 30, 2020 and 2019, respectively, were primarily attributable to charges incurred on one asset held for sale of $927,000 and $4.7 million, which included protective advances to cover operating losses of $927,000 and $1.4 million, recorded during the three and six months ended June 30, 2020, respectively. We recorded charges of $1.3 million during the three months ended June 30, 2019 and $1.4 million, which included $102,000 of protective advances to cover operating losses, during the six months ended June 30, 2019. The loss during the six months ended June 30, 2020 included a $3.3 million fair value charge in connection with the receipt of a $13.5 million offer in April 2020 for the remaining asset held for sale, which was valued at $13.2 million after deducting estimated costs to sell of $300,000 at June 30, 2020.

(Back to Index)

(Back to Index)

Financial Condition

Summary

Our total assets were $1.9 billion at June 30, 2020 as compared to $2.5 billion at December 31, 2019. The decrease was primarily attributable to the disposition of our financed CMBS portfolio, completed in April 2020, in connection with the receipt of default notices from certain CMBS - short-term repurchase agreement counterparties (see “Repurchase and Credit Facilities”) and the macroeconomic outlook and uncertainty caused by the COVID-19 pandemic.

Investment Portfolio

The tables below summarize the amortized cost and net carrying amount of our investment portfolio, classified by asset type, at June 30, 2020 and December 31, 2019 as follows (dollars in thousands, except amounts in footnotes):

At June 30, 2020	Amortized Cost	Net Carrying Amount	Percent of Portfolio	Weighted Average Coupon
Loans held for investment:
CRE whole loans, floating-rate (1)	$1,734,267	$1,679,524	98.02%	5.33%
CRE mezzanine loan (1)	4,700	4,095	0.24%	10.00%
CRE preferred equity investments (1)	26,913	21,170	1.24%	11.39%
	1,765,880	1,704,789	99.50%
Investment securities available-for-sale:
CMBS, fixed-rate	2,351	2,245	0.13%	4.33%

Other investments: (2)
Investments in unconsolidated entities	1,548	1,548	0.09%	N/A (4)
CRE whole loans, fixed-rate (3)	4,831	4,831	0.28%	4.44%
	6,379	6,379	0.37%

Total investment portfolio	$1,774,610	$1,713,413	100.00%

At December 31, 2019	Amortized Cost	Net Carrying Amount	Percent of Portfolio	Weighted Average Coupon
Loans held for investment:
CRE whole loans, floating-rate (1)	$1,760,597	$1,759,137	76.08%	5.52%
CRE mezzanine loan	4,700	4,700	0.20%	10.00%
CRE preferred equity investment	26,148	26,148	1.13%	11.39%
	1,791,445	1,789,985	77.41%
Investment securities available-for-sale:
CMBS, floating-rate	382,659	382,675	16.55%	4.39%
CMBS, fixed-rate	132,235	138,039	5.97%	4.10%
	514,894	520,714	22.52%
Other investments: (2)
Investments in unconsolidated entities	1,548	1,548	0.07%	N/A (4)

Total investment portfolio	$2,307,887	$2,312,247	100.00%

(1)	Net carrying amount includes an allowance for credit losses of $61.1 million and $1.5 million at June 30, 2020 and December 31, 2019, respectively.
(2)	Excludes one asset held for sale at June 30, 2020 and December 31, 2019.
(3)	Classified as other assets on the consolidated balance sheet.
(4)	There are no stated rates associated with these investments.

CRE loans. During the six months ended June 30, 2020, we originated $204.1 million of floating-rate CRE whole loan commitments (of which $23.7 million was unfunded loan commitments), funded $19.3 million of previously unfunded loan commitments and received $180.1 million in proceeds from loan payoffs, paydowns and sales. In July 2020, we received an additional $45.9 million of proceeds from the collection of our principal paydown receivable balance and the collection of a receivable related to our one loan sale that were both outstanding at June 30, 2020.

(Back to Index)

(Back to Index)

The following is a summary of our loans (dollars in thousands, except amounts in footnotes):

Description	Quantity	Principal	Unamortized (Discount) Premium, net (1)	Amortized Cost	Allowance for Credit Losses	Carrying Value	Contractual Interest Rates	Maturity Dates (2)(3)(4)
At June 30, 2020:
CRE loans held for investment:
Whole loans, floating-rate (5)(6)	113	$1,741,743	$(7,476)	$1,734,267	$(54,743)	$1,679,524	1M LIBOR plus 2.70% to 1M LIBOR plus 6.25%	July 2020 to October 2023
Mezzanine loan	1	4,700	—	4,700	(605)	4,095	10.00%	June 2028
Preferred equity investments (see Note 3) (6)(7)(8)	2	26,929	(16)	26,913	(5,743)	21,170	11.00% to 11.50%	June 2022 to April 2023
Total CRE loans held for investment		$1,773,372	$(7,492)	$1,765,880	$(61,091)	$1,704,789

At December 31, 2019:
CRE loans held for investment:
Whole loans, floating-rate (5)(6)	112	$1,768,322	$(7,725)	$1,760,597	$(1,460)	$1,759,137	1M LIBOR plus 2.70% to 1M LIBOR plus 6.25%	January 2020 to October 2023
Mezzanine loan	1	4,700	—	4,700	—	4,700	10.00%	June 2028
Preferred equity investment (see Note 3) (6)(7)(8)	2	26,237	(89)	26,148	—	26,148	11.00% to 11.50%	June 2022 to April 2023
Total CRE loans held for investment		$1,799,259	$(7,814)	$1,791,445	$(1,460)	$1,789,985

(1)

Amounts include unamortized loan origination fees of $7.9 million and $9.1 million and deferred amendment fees of $104,000 and $72,000 at June 30, 2020 and December 31, 2019, respectively. Additionally, the amounts include unamortized loan acquisition costs of $488,000 and $1.3 million at June 30, 2020 and December 31, 2019.

(2)	Maturity dates exclude contractual extension options, subject to the satisfaction of certain terms that may be available to the borrowers.
(3)

Maturity dates exclude one whole loan, with an amortized cost of $11.5 million, in default at June 30, 2020 and December 31, 2019. The loan was performing in accordance with a forbearance agreement, which expired in June 2020.

(4)	Maturity dates exclude one whole loan, with an amortized cost of $8.4 million, in default at June 30, 2020.
(5)	Substantially all loans are pledged as collateral under various borrowings at June 30, 2020 and December 31, 2019.
(6)

Floating-rate CRE whole loans had $101.0 million and $98.0 million in unfunded loan commitments at June 30, 2020 and December 31, 2019, respectively. Preferred equity investments had $2.8 million and $3.0 million in unfunded commitments at June 30, 2020 and December 31, 2019. These unfunded loan commitments are advanced as the borrowers formally request additional funding and meet certain benchmarks, as permitted under the loan agreement, and any necessary approvals have been obtained.

(7)	The interest rate on our preferred equity investments pay currently at 8.00%. The remaining interest is deferred until maturity.
(8)

Beginning in April 2023, we have the right to unilaterally force the sale of Prospect Hackensack JV LLC’s underlying property. Beginning in June 2022, we have the right to unilaterally force the sale of WC Newhall MM, LLC’s underlying property.

At June 30, 2020, approximately 19.5%, 19.4% and 17.0% of our CRE loan portfolio was concentrated in the Southwest, Mountain and Southeast regions, respectively, based on carrying value, as defined by the NCREIF. At December 31, 2019, approximately 19.5%, 19.4% and 17.6% of our CRE loan portfolio was concentrated in the Mountain, Southwest and Southeast regions, respectively, based on carrying value. No single loan or investment represented more than 10% of our total assets and no single investor group generated over 10% of our revenue.

CMBS. Beginning in the first quarter of 2020, the COVID-19 pandemic produced material and previously unforeseeable liquidity shocks to credit markets. As a result of the receipt of default notices with respect to some of our CMBS (see “Repurchase and Credit Facilities”) and the uncertainty caused by the COVID-19 pandemic, we disposed of our entire CMBS portfolio, except for two CMBS securities with an amortized cost and fair value of $2.2 million, as of June 30, 2020.

(Back to Index)

(Back to Index)

The following table summarizes our CMBS investments earning coupon interest at fixed-rates or floating-rates at June 30, 2020 and December 31, 2019 (dollars in thousands, except amounts in the footnote):

	Face Value	Amortized Cost	Fair Value	Coupon Rates
At June 30, 2020:
CMBS, fixed-rate (1)	$51,076	$2,351	$2,245	4.33%
At December 31, 2019:
CMBS, fixed-rate (1)	$199,701	$132,235	$138,039	2.88% - 8.48%
CMBS, floating-rate	382,439	382,659	382,675	3.60% - 5.70%
Total	$582,140	$514,894	$520,714

(1)	Face value includes $25.9 million, with a total cost basis of $106,000, of CMBS that have been subject to other-than-temporarily-impairment charges at June 30, 2020 and December 31, 2019.

Investment in unconsolidated entities. Our investments in unconsolidated entities at June 30, 2020 and December 31, 2019 comprised a 100% interest in the common shares of Resource Capital Trust I (“RCT I”) and RCC Trust II (“RCT II”), respectively, with a value of $1.5 million in the aggregate, or 3.0% of each trust. We record our investments in RCT I and RCT II’s common shares as investments in unconsolidated entities using the cost method, recording dividend income when declared by RCT I and RCT II. During the three and six months ended June 30, 2020, we recorded dividends from the investments in RCT I and RCT II’s common shares, reported in other revenue on the consolidated statement of operations, of $20,000 and $43,000, respectively. During the three and six months ended June 30, 2019, the dividends were $26,000 and $52,000, respectively.

Financing Receivables

The following tables show the activity in the allowance for credit losses for the six months ended June 30, 2020 and year ended December 31, 2019 (in thousands, except amount in the footnotes):

	Six Months Ended June 30, 2020	Year Ended December 31, 2019
	CRE Loans	CRE Loans (1)
Allowance for credit losses:
Allowance for credit losses at beginning of period	$1,460	$1,401
Adoption of the new accounting guidance	3,032	—
Provision for credit losses (2)	56,599	59
Allowance for credit losses at end of period	$61,091	$1,460

(1)	The Company’s mezzanine loan and preferred equity investments were evaluated individually for impairment during the year ended December 31, 2019 and were determined to have no evidence of impairment.
(2)

Excludes the recovery of credit losses on one bank loan with no amortized cost or carrying value at June 30, 2020 and December 31, 2019 that received a payment of approximately $1,000 during the year ended December 31, 2019.

The COVID-19 pandemic had a significant impact on the losses assumed in our CECL computations at June 30, 2020. CECL losses in the CRE loan portfolio were negatively impacted by higher expected unemployment and increased volatility in CRE asset pricing and liquidity.

In June 2020, we sold one CRE whole loan note for $17.4 million, of which $836,000 was received in July 2020, which resulted in a realized loss of $1.0 million recorded in the provision for credit losses during the three and six months ended June 30, 2020.

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

(Back to Index)

(Back to Index)

Credit risk profiles of CRE loans at amortized cost and legacy CRE loans held for sale at the lower of cost or fair value were as follows (in thousands, except amounts in footnotes):

	Rating 1	Rating 2	Rating 3	Rating 4	Rating 5	Total (1)
At June 30, 2020:
Whole loans, floating-rate	$—	$790,863	$533,582	$370,610	$39,212	$1,734,267
Mezzanine loan	—	4,700	—	—	—	4,700
Preferred equity investments	—	6,086	20,827	—	—	26,913
Total	$—	$801,649	$554,409	$370,610	$39,212	$1,765,880

At December 31, 2019:
Whole loans, floating-rate	$—	$1,660,274	$96,475	$3,848	$—	$1,760,597
Mezzanine loan (2)	—	4,700	—	—	—	4,700
Preferred equity investments (2)	—	26,148	—	—	—	26,148
Total	$—	$1,691,122	$96,475	$3,848	$—	$1,791,445

(1)	The total amortized cost of CRE loans excluded accrued interest receivable of $7.9 million and $6.7 million at June 30, 2020 and December 31, 2019, respectively.
(2)	Our mezzanine loan and preferred equity investments are evaluated individually for impairment at December 31, 2019.

Credit risk profiles of CRE loans by origination year at amortized cost were as follows (in thousands):

	2020	2019	2018	2017	2016	Prior	Total (1)
At June 30, 2020:
Whole loans, floating-rate: (2)
Rating 2	$136,069	$346,818	$254,314	$53,662	$—	$—	$790,863
Rating 3	42,665	281,099	161,481	48,337	—	—	533,582
Rating 4	—	67,635	210,172	66,113	—	26,690	370,610
Rating 5	—	—	—	36,916	—	2,296	39,212
Total whole loans, floating-rate	178,734	695,552	625,967	205,028	—	28,986	1,734,267
Mezzanine loan (rating 2)	—	—	4,700	—	—	—	4,700
Preferred equity investments:
Rating 2	—	6,086	—	—	—	—	6,086
Rating 3	—	—	20,827	—	—	—	20,827
Total preferred equity investments	—	6,086	20,827	—	—	—	26,913
Total	$178,734	$701,638	$651,494	$205,028	$—	$28,986	$1,765,880

	2019	2018	2017	2016	2015	Prior	Total (1)
At December 31, 2019:
Whole loans, floating-rate: (2)
Rating 2	$669,947	$776,078	$202,577	$—	$—	$11,672	$1,660,274
Rating 3	21,593	—	37,008	—	17,471	20,403	96,475
Rating 4	—	—	—	—	3,848	—	3,848
Total whole loans, floating-rate	691,540	776,078	239,585	—	21,319	32,075	1,760,597
Mezzanine loan (rating 2)	—	4,700	—	—	—	—	4,700
Preferred equity investments (rating 2)	5,741	20,407	—	—	—	—	26,148
Total	$697,281	$801,185	$239,585	$—	$21,319	$32,075	$1,791,445

(1)	The total amortized cost of CRE loans excluded accrued interest receivable of $7.9 million and $6.7 million at June 30, 2020 and December 31, 2019, respectively.
(2)	Acquired CRE whole loans are grouped within each loan’s year of issuance.

(Back to Index)

(Back to Index)

In November 2019, we foreclosed on our remaining legacy CRE loan included in assets held for sale and obtained ownership of the underlying property, which remains classified as an asset held for sale on the consolidated balance sheets recorded at the lower of cost or fair market value. In April 2020, we received a $13.5 million offer for the sale of the asset held for sale. Net of approximately $300,000 of estimated costs to sell, the asset was valued at $13.2 million. An appraisal was received on the property in February 2020 and concluded its fair value, less estimated costs to sell, was $16.5 million, the effect of which was recorded as of December 31, 2019. At June 30, 2020 and December 31, 2019, the CRE asset held for sale had total carrying values of $13.2 million and $16.5 million, respectively.

During the three and six months ended June 30, 2020, we incurred fair value adjustments on the remaining CRE asset held for sale to reduce the carrying value of $952,000 and $4.7 million, respectively, which included protective advances to cover borrower operating losses of $927,000 and $1.4 million, respectively. We incurred fair value adjustments of $1.3 million during the three months ended June 30, 2019 and $1.4 million, which included protective advances to cover borrower operating losses of $102,000, during the six months ended June 30, 2019. The adjustments for the six months ended June 30, 2020 included a $3.3 million fair value charge in connection with the updated appraised value.

At June 30, 2020 and December 31, 2019, we had one mezzanine loan included in assets held for sale that had no fair value.

During the three and six months ended June 30, 2020, we recorded provisions of $40.5 million and $56.6 million, respectively, primarily attributable to the increase of expected credit losses, estimated using our CECL model, in connection with adverse market conditions caused by the COVID-19 pandemic. During the three and six months ended June 30, 2019, we recorded a general provision of $170,000 and $1.0 million, respectively, using the previous incurred losses methodology, primarily attributable to one and five loans, respectively, which migrated from a rating of 2 to a rating of 3, in which performance lagged behind underwritten expectations.

Loan Portfolios Aging Analysis

The following table presents the CRE loan portfolio aging analysis as of the dates indicated for CRE loans at amortized cost (in thousands, except amounts in footnotes):

	30-59 Days (2)	60-89 Days	Greater than 90 Days (1)	Total Past Due	Current	Total Loans Receivable (3)	Total Loans > 90 Days and Accruing (1)
At June 30, 2020:
Whole loans, floating-rate	$8,400	$—	$11,516	$19,916	$1,714,351	$1,734,267	$11,516
Mezzanine loan	—	—	—	—	4,700	4,700	—
Preferred equity investments	—	—	—	—	26,913	26,913	—
Total	$8,400	$—	$11,516	$19,916	$1,745,964	$1,765,880	$11,516

At December 31, 2019:
Whole loans, floating-rate	$—	$—	$11,503	$11,503	$1,749,094	$1,760,597	$11,503
Mezzanine loan	—	—	—	—	4,700	4,700	—
Preferred equity investment	—	—	—	—	26,148	26,148	—
Total	$—	$—	$11,503	$11,503	$1,779,942	$1,791,445	$11,503

(1)

Includes one whole loan, with an amortized cost of $11.5 million, in default at June 30, 2020 and December 31, 2019. The loan was performing in accordance with a forbearance agreement, which expired in June 2020. During the three and six months ended June 30, 2020, we recognized interest income of $156,000 and $315,000, respectively, on this whole loan. During the three and six months ended June 30, 2019, we recognized interest income of $183,000 and $417,000, respectively, on this whole loan.

(2)	Includes one whole loan, with an amortized cost of $8.4 million, in default at June 30, 2020.
(3)	The total amortized cost of CRE loans excluded accrued interest receivable of $7.9 million and $6.7 million at June 30, 2020 and December 31, 2019, respectively.

Troubled-Debt Restructurings (“TDRs”)

The following table summarizes the TDRs in the Company’s loan portfolio (dollars in thousands):

	Six Months Ended June 30, 2020
	Number of Loans	Pre-Modification Outstanding Recorded Balance	Post-Modification Outstanding Recorded Balance
CRE whole loans	1	$36,982	$36,982

There was one TDR for the six months ended June 30, 2019.

(Back to Index)

(Back to Index)

During the quarter ended June 30, 2020, we entered into five extension agreements that had a weighted average remaining period of one year and eight forbearance agreements that had a weighted average remaining period of 10 months. We executed these short-term forbearance agreements and extensions on 11 CRE whole loans to provide payment timing relief to affected borrowers.

Restricted Cash

At June 30, 2020, we had restricted cash of $12.9 million, which consisted of $12.6 million of restricted cash held within four of our six consolidated securitization entities, $317,000 held as margin and $33,000 held in various reserve accounts. At December 31, 2019, we had restricted cash of $14.5 million, which consisted of $13.9 million of restricted cash held as margin, $532,000 held within three of our five consolidated securitizations and $22,000 held in various reserve accounts. The decrease of $1.6 million was primarily attributable to cash paid for settlements on our CMBS portfolio.

In April 2020, we repaid all of our outstanding obligations related to our CMBS - short-term repurchase agreements as discussed in “Overview.” In conjunction with that repayment, we used $46.9 million of posted margin that was classified as restricted cash.

Accrued Interest Receivable

The following table summarizes our accrued interest receivable at June 30, 2020 and December 31, 2019 (in thousands):

	June 30, 2020	December 31, 2019	Net Change
Accrued interest receivable from loans	$7,927	$6,746	$1,181
Accrued interest receivable from securities	147	1,133	(986)
Accrued interest receivable from escrow, sweep and reserve accounts	202	163	39
Total	$8,276	$8,042	$234

The increase of $234,000 in accrued interest receivable was primarily attributable to the increase of $1.2 million in accrued interest receivable from loans, which was primarily due to loans that have entered into forbearance agreements, offset by the decrease of $986,000 in accrued interest receivable from securities due to the disposition of our CMBS portfolio during the six months ended June 30, 2020.

Other Assets

The following table summarizes our other assets at June 30, 2020 and December 31, 2019 (in thousands):

	June 30, 2020	December 31, 2019	Net Change
CRE fixed-rate whole loans, held for sale	$4,830	$—	$4,830
Tax receivables and prepaid taxes	2,311	2,250	61
Other prepaid expenses	1,759	835	924
Other receivables	1,077	116	961
Fixed assets - non real estate	67	89	(22)
Total	$10,044	$3,290	$6,754

The increase of $6.8 million in other assets was primarily attributable to the origination of two fixed-rate CRE whole loans during the six months ended June 30, 2020 with a total carrying value of $4.8 million at June 30, 2020. The increase in other assets was also attributable to a $924,000 increase in other prepaid expenses, resulting from the March 2020 payment of $1.2 million for D&O insurance for the ensuing year, and to a $961,000 increase in other receivables, resulting from the sale of one CRE whole loan note in June 2020, for which $836,000 was received in July 2020.

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

Historically, we have sought to manage the extent to which net income changes as a result of fluctuation of changes in interest rates by matching adjustable-rate assets with variable-rate borrowings. We have sought to mitigate the potential impact on net income (loss) of adverse fluctuations in interest rates incurred on our borrowings by entering into hedging agreements.

Historically, we have classified our interest rate hedges as cash flow hedges, which are hedges that eliminate the risk of changes in the cash flows of a financial asset or liability. We recorded changes in fair value of derivatives designated and effective as cash flow hedges in accumulated other comprehensive (loss) income, and recorded changes in fair value of derivatives designated and ineffective as cash flow hedges in earnings.

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

(Back to Index)

(Back to Index)

The following tables present the fair value of our derivative financial instruments at June 30, 2020 and December 31, 2019 on our consolidated balance sheets and the related effect of derivative instruments on our consolidated statements of operations for the six months ended June 30, 2020 and 2019:

Fair Value of Derivative Instruments (in thousands)

	Liability Derivatives
At June 30, 2020	Notional Amount	Consolidated Balance Sheets Location	Fair Value
Interest rate swap contracts	$4,030	Derivatives, at fair value	$77
Interest rate swap contracts, hedging	$—	Accumulated other comprehensive (loss) income	$(10,911)

	Asset Derivatives
At December 31, 2019	Notional Amount	Consolidated Balance Sheets Location	Fair Value
Interest rate swap contracts, hedging (1)	$2,630	Derivatives, at fair value	$30

	Liability Derivatives
	Notional Amount	Consolidated Balance Sheets Location	Fair Value
Interest rate swap contracts, hedging (1)	$87,551	Derivatives, at fair value	$4,558
Interest rate swap contracts, hedging	$90,181	Accumulated other comprehensive (loss) income	$(3,999)

(1)	Interest rate swap contracts are accounted for as cash flow hedges.

The Effect of Derivative Instruments on the Consolidated Statements of Operations (in thousands)

	Derivatives
Six Months Ended June 30, 2020	Consolidated Statements of Operations Location	Realized and Unrealized Gain (Loss) (1)
Interest rate swap contracts	Other (expense) income	$(79)
Interest rate swap contracts, hedging	Interest expense	$(629)

	Derivatives
Six Months Ended June 30, 2019	Consolidated Statements of Operations Location	Realized and Unrealized Gain (Loss)
Interest rate swap contracts, hedging	Interest expense	$20

(1)	Negative values indicate a decrease to the associated consolidated statement of operations line items.

In April 2020, we terminated all of our interest rate hedges, which had unrealized losses of $11.8 million recorded in accumulated other comprehensive (loss) income at the time of termination. The losses will be amortized into earnings over the remaining lives of the underlying contracts.

At June 30, 2020, we had 4 swap contracts outstanding in order to mitigate the market price risk on our fixed-rate CRE whole loans. Our interest rate swaps at June 30, 2020 were as follows (dollars in thousands):

	Benchmark Rate	Notional Value	Strike Rate	Effective Date	Maturity Date	Fair Value
Interest rate swap	Three-month LIBOR	$260	0.64%	3/16/2020	3/16/2025	$(4)
Interest rate swap	Three-month LIBOR	1,525	0.80%	3/16/2020	3/16/2030	(26)
Interest rate swap	Three-month LIBOR	520	0.68%	3/16/2020	3/16/2025	(9)
Interest rate swap	Three-month LIBOR	1,725	0.86%	3/16/2020	3/16/2030	(38)
Total		$4,030				$(77)

(Back to Index)

(Back to Index)

Senior Secured Financing Facility, Term Warehouse Financing Facilities and Repurchase Agreements

Borrowings under our senior secured financing facility, term warehouse financing facilities and repurchase agreements are guaranteed by us or one or more of our subsidiaries. The following table sets forth certain information with respect to our term warehouse financing facilities and repurchase agreements (dollars in thousands, except amounts in footnotes):

	June 30, 2020				December 31, 2019
	Outstanding Borrowings (1)	Value of Collateral	Number of Positions as Collateral	Weighted Average Interest Rate	Outstanding Borrowings (1)	Value of Collateral	Number of Positions as Collateral	Weighted Average Interest Rate
CRE - Term Warehouse Financing Facilities
Wells Fargo Bank, N.A. (2)	$110,991	$163,807	23	2.43%	$225,217	$291,903	28	3.70%
Barclays Bank PLC (3)	99,459	153,126	13	2.56%	111,881	145,035	14	3.99%
JPMorgan Chase Bank, N.A. (4)	21,314	31,160	3	2.38%	207,807	268,283	17	3.56%

CMBS - Short-Term Repurchase Agreements
Deutsche Bank Securities Inc.	—	—	—	—%	37,141	57,331	6	3.13%
JP Morgan Securities LLC	—	—	—	—%	33,703	42,075	13	2.87%
Barclays Capital Inc.	—	—	—	—%	87,643	112,939	7	2.82%
RBC Capital Markets, LLC	—	—	—	—%	34,829	47,081	5	2.96%
RBC (Barbados) Trading Bank Corporation	—	—	—	—%	181,584	224,972	30	2.82%
Total	$231,764	$348,093			$919,805	$1,189,619

(1)	Outstanding borrowings include accrued interest payable.
(2)	Includes $88,000 and $607,000 of deferred debt issuance costs at June 30, 2020 and December 31, 2019, respectively.
(3)	Includes $497,000 and $817,000 of deferred debt issuance costs at June 30, 2020 and December 31, 2019, respectively.
(4)	Includes $937,000 and $1.3 million of deferred debt issuance costs at June 30, 2020 and December 31, 2019, respectively.

Senior Secured Financing Facility

On July 31, 2020, our indirect, wholly owned subsidiary (“Holdings”), along with its direct wholly owned subsidiary (the “Borrower”), entered into a $250.0 million Loan and Servicing Agreement (the “MassMutual Loan Agreement”) with MassMutual and the other lenders party thereto (the “Lenders”). The asset-based revolving loan facility (the “MassMutual Facility”) provided under the MassMutual Loan Agreement will be used to finance our core CRE lending business and is not subject to mark-to-market adjustments. The MassMutual Facility has an advance rate of 55% and an interest rate of 5.75% per annum payable monthly. The MassMutual Facility matures on July 31, 2027 if the Borrower obtains a rating for the MassMutual Facility of BBB or higher by October 31, 2020. If such rating is not obtained by October 31, 2020, then the MassMutual Facility matures on December 1, 2020. We paid a commitment fee as well as other reasonable closing costs. The loans under the MassMutual Facility are available for drawing during the first two years of the MassMutual Facility (the “Availability Period”). During the Availability Period, an unused commitment fee of 0.50% per annum (payable monthly) on unused commitments under the MassMutual Loan Agreement is payable for each day on which less than 75% of the total commitment is drawn.

Pursuant to the MassMutual Loan Agreement, the Borrower’s obligations under the MassMutual Loan Agreement are secured by the Borrower’s assets and Holdings’ equity interests in the Borrower, including all distributions, proceeds and profits from Holdings’ interests in the Borrower.

In connection with the MassMutual Loan Agreement, we entered into a Guaranty (the “MassMutual Guaranty”) among ourselves, Exantas Real Estate Funding 2018-RSO6 Investor, LLC (“RSO6”), Exantas Real Estate Funding 2019-RSO7 Investor, LLC (“RSO7”), and Exantas Real Estate Funding 2020-RSO8 Investor, LLC (collectively with RSO6 and RSO7, the “Additional Subsidiaries”), each our indirect, wholly owned subsidiary, in favor of the secured parties under the MassMutual Loan Agreement. Pursuant to the MassMutual Guaranty, we fully guaranteed all payments and performance of Holdings and the Borrower under the MassMutual Loan Agreement. Additionally, the Additional Subsidiaries and us made certain representations and warranties and agreed to not incur debt or liens, each subject to certain exceptions, and agreed to provide the Lenders with certain information.

The MassMutual Loan Agreement contains events of default, subject to certain materiality thresholds and grace periods, customary for this type of financing arrangement. The remedies for such events of default are also customary for this type of transaction.

(Back to Index)

(Back to Index)

CRE - Term Warehouse Financing Facilities

In July 2018, our wholly-owned subsidiary entered into an amended and restated master repurchase agreement (the “2018 Facility”), originally executed in February 2012, with Wells Fargo Bank, N.A. (“Wells Fargo”) to finance the origination of CRE loans. In May 2020, Wells Fargo revised the minimum equity financial covenant required of us as of March 31, 2020 and provided a framework to avoid credit-based markdowns for approximately four months, ending September 4, 2020. In July 2020, the maturity date of the 2018 Facility was extended from July 21, 2020 to September 3, 2020.

In April 2018, we entered into a master repurchase agreement (the “Barclays Facility”) with Barclays Bank PLC (“Barclays”) to finance the origination of CRE loans. In connection with the Barclays Facility, we entered into a guaranty agreement (the “Barclays Guaranty”) pursuant to which we fully guaranteed all payments and performance under the Barclays Facility. In May 2020, we entered into an amendment to the Barclays Guaranty that revised its minimum equity financial covenant as of March 1, 2020. Barclays also provided a framework to avoid credit-based markdowns for approximately four months, ending August 31, 2020.

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

We were in compliance with all of our covenants at June 30, 2020.

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

Securitizations

At June 30, 2020, we retained equity in six of the securitization entities we have executed, of which three have been substantially liquidated.

XAN 2020-RSO8

In March 2020, we closed XAN 2020-RSO8, a $522.6 million CRE debt securitization transaction that provided financing for CRE loans. XAN 2020-RSO8 issued a total of $435.7 million of non-recourse, floating-rate notes at par, of which RCC Real Estate, Inc. purchased 100% of the Class D and Class E notes. Our investments in the Class D and Class E notes were financed by CMBS short-term repurchase agreements and were sold in conjunction with the disposition of our CMBS portfolio in April 2020.

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

(Back to Index)

(Back to Index)

The following table summarizes the 4.50% Convertible Senior Notes at June 30, 2020 (dollars in thousands, except the conversion prices and amounts in the footnotes):

	Principal Outstanding	Borrowing Rate	Effective Rate (1)(2)	Conversion Rate (3)(4)	Conversion Price (4)	Maturity Date
4.50% Convertible Senior Notes	$143,750	4.50%	7.43%	83.1676	$12.02	August 15, 2022

(1)

Includes the amortization of the market discounts and deferred debt issuance costs, if any, for the 4.50% Convertible Senior Notes recorded in interest expense on the consolidated statements of operations.

(2)	During the three and six months ended June 30, 2020 and 2019 the effective interest rate for the 4.50% Convertible Senior Notes was 7.43%.
(3)

Represents the number of shares of common stock per $1,000 principal amount of the 4.50% Convertible Senior Notes’ principal outstanding, subject to adjustment as provided in the Third Supplemental Indenture (the “4.50% Convertible Senior Notes Indenture”).

(4)

The conversion rate and conversion price of the 4.50% Convertible Senior Notes at June 30, 2020 are adjusted to reflect quarterly cash distributions in excess of a $0.10 distribution threshold, as defined in the 4.50% Convertible Senior Notes Indenture.

The 4.50% Convertible Senior Notes are convertible at the option of the holder at any time up until one business day before the respective maturity date and may be settled in cash, our common stock or a combination of cash and our common stock, at our election. We may not redeem the 4.50% Convertible Senior Notes prior to maturity. The closing price of our common stock was $2.65 on June 30, 2020, which did not exceed the conversion price of our 4.50% Convertible Senior Notes at June 30, 2020.

Senior Unsecured Notes

12.00% Senior Unsecured Notes Due 2027

On July 31, 2020, we entered into the Note and Warrant Purchase Agreement with Oaktree and MassMutual pursuant to which we may issue to Oaktree and MassMutual from time to time up to $125.0 million aggregate principal amount of 12.00% senior unsecured notes due 2027 (the “Senior Unsecured Notes”). The Senior Unsecured Notes have an annual interest rate of 12.00%, payable up to 3.25% (at our election) as pay-in-kind interest and the remainder as cash interest. On July 31, 2020, we issued to Oaktree $42.0 million aggregate principal amount of the Senior Unsecured Notes. In addition, on July 31, 2020, we issued to MassMutual $8.0 million aggregate principal amount of the Senior Unsecured Notes. At any time and from time to time prior to January 31, 2022, we may elect to issue to Oaktree and MassMutual up to $75.0 million aggregate principal amount of additional Senior Unsecured Notes.

The Note and Warrant Purchase Agreement contains events of default, subject to certain materiality thresholds and grace periods, customary for this type of financing arrangement. The remedies for such events of default are also customary for this type of transaction.

Stockholders’ Equity

Total stockholders’ equity at June 30, 2020 was $306.6 million and gave effect to $10.9 million of net realized losses on our cash flow hedges and $106,000 of net unrealized losses on our available-for-sale portfolio, shown as a component of accumulated other comprehensive (loss) income. Stockholders’ equity at December 31, 2019 was $556.4 million and gave effect to $4.0 million of net unrealized losses on our cash flow hedges and $5.8 million of net unrealized gains on our available-for-sale portfolio, shown as a component of accumulated other comprehensive (loss) income. The decrease in stockholders’ equity during the six months ended June 30, 2020 was primarily attributable to a decrease in retained earnings in connection with an increase in net losses, primarily attributable to the losses incurred on the disposition of our financed CMBS portfolio.

(Back to Index)

(Back to Index)

Balance Sheet - Book Value Reconciliation

Management views economic book value, a non-GAAP measure, as a useful and appropriate supplement to GAAP stockholders’ equity and common stock book value because it adjusts common stock book value to account for the face redemption amounts of our outstanding preferred stock and convertible senior notes. The following table rolls forward our common stock book value for the three and six months ended June 30, 2020 and reconciles our common stock book value to our economic book value at June 30, 2020 (in thousands, except per share data and amounts in footnotes):

	For the Three Months Ended June 30, 2020		For the Six Months Ended June 30, 2020
	Total Amount	Per Share Amount	Total Amount	Per Share Amount
Common stock book value at beginning of period (1)	$226,101	$7.13	$440,442	$14.00
Net loss allocable to common shares (2)	(35,987)	(1.13)	(235,096)	(7.41)
Change in other comprehensive income:
Available-for-sale securities	—	—	(5,926)	(0.19)
Derivatives	(140)	—	(6,912)	(0.22)
Adoption of new CECL accounting guidance on January 1, 2020	—	—	(3,032)	(0.10)
Impact to equity of share-based compensation	715	0.01	1,213	(0.07)
Total net decrease	(35,412)	(1.12)	(249,753)	(7.99)
Common stock book value at end of period (1)(3)	$190,689	$6.01	$190,689	$6.01

Reconciling items in arriving at economic book value at June 30, 2020:
Non-cash 4.50% Convertible Senior Notes’ unamortized discount	(6,708)	(0.21)	(6,708)	(0.21)
Series C Preferred Stock redemption value in excess of carrying value	(4,045)	(0.13)	(4,045)	(0.13)
Economic book value at June 30, 2020	$179,936	$5.67	$179,936	$5.67

(1)

Per share calculations exclude unvested restricted stock, as disclosed on our consolidated balance sheets, of 331,681, 351,325 and 420,962 shares at June 30, 2020, March 31, 2020 and December 31, 2019, respectively. The denominator for the calculations are 31,726,811, 31,690,736 and 31,459,632 shares at June 30, 2020, March 31, 2020 and December 31, 2019, respectively.

(2)

The per share amounts are calculated with the denominator referenced in footnote (1) at June 30, 2020. We calculated net losses per common share-diluted of $(1.14) and $(7.42) using the weighted average diluted shares outstanding during the three and six months ended June 30, 2020.

(3)	We calculated common stock book value as total stockholders’ equity of $306.6 million less preferred stock equity of $116.0 million at June 30, 2020.

Management Agreement Equity

Our base management fee, as defined in our management agreement, is equal to (i) 1/12 of the amount of our equity multiplied by (ii) 1.50% and is calculated and paid monthly in arrears.

The following table summarizes the calculation of equity, as defined in the management agreement (in thousands):

Amount
At June 30, 2020:
Proceeds from capital stock issuances, net (1)	$1,219,936
Retained earnings, net (2)	(655,879)
Payments for repurchases of capital stock, net	(207,011)
Total	$357,046

(1)	Deducts underwriting discounts and commissions and other expenses and costs relating to such issuances.
(2)	Excludes non-cash equity compensation expense incurred to date.

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

(Back to Index)

(Back to Index)

The following table provides a reconciliation from GAAP net income (loss) allocable to common shares to Core Earnings allocable to common shares and Core Earnings allocable to common shares, adjusted for the periods presented (in thousands, except per share data and amount in the footnotes):

	For the Three Months Ended				For the Six Months Ended
	June 30,				June 30,
	2020	Per Share Data	2019	Per Share Data	2020	Per Share Data	2019	Per Share Data
Net (loss) income allocable to common shares - GAAP	$(35,987)	$(1.13)	$6,304	$0.20	$(235,096)	$(7.42)	$11,849	$0.38

Reconciling items from continuing operations:
Non-cash equity compensation expense	715	0.02	412	0.01	1,213	0.04	1,095	0.03
Non-cash provision for CRE credit losses	40,450	1.28	170	0.01	56,599	1.79	1,195	0.04
Unrealized loss on core activities (3)	839	0.03	—	—	6,036	0.19	—	—
Non-cash amortization of discounts or premiums associated with borrowings	719	0.02	702	0.02	1,430	0.05	1,385	0.04
Net realized gain on non-core assets (1)(2)	—	—	(7)	—	—	—	(15)	—
Net (income) loss from non-core assets (2)	(6)	—	31	—	(33)	—	26	—

Reconciling items from discontinued operations and CRE loans:
Net interest income on legacy CRE loans	(157)	(0.01)	(183)	(0.01)	(318)	(0.01)	(416)	(0.01)
Fair value and other adjustments on legacy CRE loans	927	0.03	1,300	0.04	4,718	0.15	1,402	0.04
Loss from discontinued operations, net of taxes	13	—	112	0.01	58	—	149	0.01
Core Earnings allocable to common shares	7,513	0.24	8,841	0.28	(165,393)	(5.21)	16,670	0.53

Reconciling items in arriving at Core Earnings allocable to common shares, adjusted:
Loss on disposition of CMBS	—	—	—	—	180,315	5.68	—	—
Core Earnings allocable to common shares, adjusted	$7,513	$0.24	$8,841	$0.28	$14,922	$0.47	$16,670	$0.53

Weighted average common shares - diluted on Core Earnings allocable to common shares	31,723		31,656		31,666		31,594
Weighted average common shares - diluted on Core Earnings allocable to common shares, adjusted	31,723		31,656		31,727		31,594

Core Earnings per common share - diluted	$0.24		$0.28		$(5.21)		$0.53
Core Earnings per common share, adjusted - diluted	$0.24		$0.28		$0.47		$0.53

(1)	Income tax expense (benefit) from non-core investments and net realized gain on non-core assets are components of net income or loss from non-core assets.
(2)

Non-core assets are investments and securities owned by us at the initial measurement date in (i) commercial finance, (ii) middle market lending, (iii) residential mortgage lending, (iv) legacy CRE loans designated as held for sale and (v) other non-CRE assets included in assets held for sale.

(3)	Substantially comprises unrealized losses on two unencumbered CMBS investments of $6.0 million at June 30, 2020.

Core Earnings in accordance with the management agreement, which excludes incentive compensation payable, was $7.5 million, or $0.24 per common share outstanding, for the three months ended June 30, 2020. There was no incentive compensation payable for the three months ended June 30, 2020.

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

For the three months ended June 30, 2020, our Core Earnings, as defined in the management agreement, did not exceed the Incentive Compensation Hurdle.

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

During the six months ended June 30, 2020, our principal sources of liquidity were: (i) proceeds of $129.0 million from financing sourced from our CRE - term warehouse financing facilities, (ii) proceeds of $50.5 million from net repayments on our CRE loan portfolio, (iii) proceeds of $16.6 million from the sale of a CRE whole loan, (iv) net proceeds of $10.3 million from the close of XAN 2020-RSO8 and (iv) proceeds of $7.9 million from our CRE securitizations that used principal paydowns to invest in CRE loan future funding commitments. These sources of liquidity were offset by our deployments in CRE debt investments, margin calls received, net settlements on CMBS repurchase agreements, paydowns on our CRE term warehouse financing facilities, pay off of our 8.00% Convertible Senior Notes, and ongoing operating expenses and substantially resulted in the $57.7 million of unrestricted cash we held at June 30, 2020.

On July 31, 2020, in conjunction with the ACRES acquisition, we secured new capital commitments of up to $375.0 million through the execution of the $250.0 million seven-year senior MassMutual Facility and a commitment of up to $125.0 million of seven-year, 12.00% Senior Unsecured Notes with Oaktree and MassMutual. The MassMutual Facility has an interest rate of 5.75% and an advance rate of 55%, a two-year revolving period followed by a five-year term period and can be utilized to repay our term warehouse financing facilities and repurchase agreements and is not subject to mark-to-market adjustments. The Senior Unsecured Notes also gives Oaktree and MassMutual warrants to purchase an aggregate of up to 3.5 million shares of our common stock at an exercise price of $0.01 per share. We issued $50.0 million of the Senior Unsecured Notes and issued warrants to purchase 1.4 million shares of our common stock at the closing of the ACRES acquisition to Oaktree and MassMutual in the aggregate. We expect these proceeds will provide balance sheet flexibility as well as enhance our liquidity position. A total of $75.0 million remains available under the agreement with Oaktree and MassMutual under which we may draw, at our election, prior to January 31, 2022.

Also in conjunction with the closing of the ACRES acquisition, we provided a $12.0 million loan to ACRES Capital Corp., the parent of our Manager, as evidenced by the Promissory Note. The note bears interest at 3.00% per annum, payable monthly, and matures in six years, subject to two one-year extensions, at ACRES Capital Corp.’s option, and amortizes at a rate of $25,000 per month.

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

(Back to Index)

(Back to Index)

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

We were in compliance with all of our covenants at June 30, 2020 in accordance with the terms provided in agreements with our lenders that reduced our minimum equity requirements.

As the COVID-19 crisis evolved, we met with our term warehouse financing lenders to mitigate the impact of further mark-to-market risk caused by outstanding borrowings. In April 2020, we reduced our term warehouse financing facility leverage and in exchange received written confirmation from lenders representing over 90% of the outstanding balance of our term warehouse financing facilities that provides a framework for avoiding credit-based markdowns for approximately four months, ending between August 31, 2020 and September 4, 2020.

We are continuing to monitor the COVID-19 pandemic and its impact on us, the borrowers underlying our commercial real estate-related loans (and their tenants), our financing sources, and the economy as a whole. Because the severity, magnitude and duration of the COVID-19 pandemic and its economic consequences are uncertain, rapidly changing and difficult to predict, the pandemic’s impact on our operations and liquidity remains uncertain and difficult to predict. Further discussion of the potential impacts on us from the COVID-19 pandemic is provided in the section entitled “Risk Factors” in Part II, Item 1A of this Quarterly Report on Form 10-Q.

At June 30, 2020, we had term warehouse financing facilities as summarized below (in thousands, except amounts in footnotes):

	Execution Date	Maturity Date	Maximum Capacity	Repurchase Principal Outstanding (1)	Availability
CRE - Term Warehouse Financing Facilities
Wells Fargo Bank, N.A. (2)	February 2012	July 2020	$400,000	$110,947	$289,053
Barclays Bank PLC	April 2018	April 2021	$250,000	99,871	$150,129
JPMorgan Chase Bank, N.A.	October 2018	October 2021	$250,000	22,229	$227,771
Total				$233,047

(1)	Excludes accrued interest payable of $239,000 and deferred debt issuance costs and discounts of $1.5 million at June 30, 2020.
(2)	In July 2020, the maturity date of the Wells Fargo term warehouse financing facility was extended to September 2020.

The following table summarizes the average principal outstanding on our term warehouse financing facilities and short-term repurchase agreements during the three months ended June 30, 2020 and December 31, 2019 and the principal outstanding on our term warehouse financing facilities and short-term repurchase agreements at June 30, 2020 and December 31, 2019 (in thousands, except amounts in footnotes):

	Three Months Ended June 30, 2020	June 30, 2020	Three Months Ended December 31, 2019	December 31, 2019
	Average Principal Outstanding	Principal Outstanding (1)(2)	Average Principal Outstanding	Principal Outstanding (1)(2)
Financing Arrangement
Term warehouse financing facilities - CRE loans	$244,804	$233,047	$472,099	$546,809
Short-term repurchase agreements - CMBS	18,204	—	337,648	374,430
Total	$263,008	$233,047	$809,747	$921,239

(1)

Excludes accrued interest payable on term warehouse financing facilities collateralized by CRE loans of $239,000 and $810,000 and deferred debt issuance costs and discounts of $1.5 million and $2.7 million at June 30, 2020 and December 31, 2019, respectively.

(2)	Excludes accrued interest payable on repurchase agreements collateralized by CMBS of $470,000 at December 31, 2019. There was no accrued interest payable at June 30, 2020.

(Back to Index)

(Back to Index)

The following table summarizes the maximum month-end principal outstanding on our term warehouse financing facilities and short-term repurchase agreements during the periods presented (in thousands):

	Maximum Month-End Principal Outstanding During the
	Six Months Ended	Years Ended December 31,
	June 30, 2020	2019	2018	2017
Financing Arrangement (1)
Term warehouse financing facilities - CRE loans	$598,635	$665,294	$561,382	$469,228
Short-term repurchase agreements - CMBS	$365,886	$374,430	$295,048	$122,574

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

Historically, we have financed the acquisition of our investments through CDOs and securitizations that essentially match the maturity and repricing dates of these financing vehicles with the maturities and repricing dates of our investments. In the past, we have derived substantial operating cash from our equity investments in our CDOs and securitizations, which will cease if the CDOs and securitizations fail to meet certain tests. Through June 30, 2020, we did not experience difficulty in maintaining our existing CDO and securitization financing and passed all of the critical tests required by these financings.

The following table sets forth the distributions received by us and coverage test summaries for our active securitizations for the periods presented (in thousands, except amount in the footnotes):

	Cash Distributions		Overcollateralization Cushion (1)
Name	For the Six Months Ended June 30, 2020	For the Year Ended December 31, 2019	At June 30, 2020	At the Initial Measurement Date	End of Designated Principal Reinvestment Period
XAN 2018-RSO6 (2)	$4,657	$17,959	$82,175	$25,731	December 2020
XAN 2019-RSO7 (2)	$10,751	$10,672	$37,318	$34,341	April 2022
XAN 2020-RSO8 (2)	$3,967	$—	$26,146	$26,146	March 2023

(1)	Overcollateralization cushion represents the amount by which the collateral held by the securitization issuer exceeds the minimum amount required.
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

The following table sets forth the distributions received by us and liquidation details for our liquidated securitizations for the periods presented (in thousands):

	Cash Distributions		Liquidation Details
Name	For the Six Months Ended June 30, 2020	For the Year Ended December 31, 2019	Liquidation Date	Remaining Assets at the Liquidation Date (1)
RCC 2017-CRE5	$—	$12,551	July 2019	$112,753
Whitney CLO I, Ltd. (2)	$—	$68	January 2019	$—
Apidos CDO I, Ltd. (3)	$—	$708	October 2014	$—

(1)	The remaining assets at the liquidation date were distributed to us in exchange for our preference shares and equity notes in the respective securitization.
(2)	Whitney CLO I, Ltd. was substantially liquidated in September 2013.
(3)	Apidos CDO I, Ltd. were substantially liquidated in October 2014.

At July 31, 2020, our liquidity consisted of $89.9 million of unrestricted cash and cash equivalents and $75.0 million of availability under the Oaktree and MassMutual Senior Unsecured Notes. In addition, we had $61.1 million of unencumbered real estate assets.

(Back to Index)

(Back to Index)

Our leverage ratio, defined as the ratio of borrowings to stockholders’ equity, may vary as a result of the various funding strategies we use. At June 30, 2020 and December 31, 2019, our leverage ratio was 5.0 times and 3.4 times, respectively. The leverage ratio increase was primarily attributable to a net decrease in stockholder’s equity due to the disposition of our financed CMBS portfolio combined with increases in our CECL allowance for credit losses offset by a net decrease in borrowings outstanding.

Distributions

It is inherently difficult to assess accurately the impact of COVID-19 on our revenues, profitability and financial position due to uncertainty of the severity and duration of the pandemic. In response, in the near-term, we are focused on prudently retaining and managing sufficient excess liquidity. We, therefore, did not pay a first or second quarter distribution on our common and preferred shares. As the impact of COVID-19 on our short to mid-term operations and financial position becomes clearer, our Board will establish a plan for the prudent resumption of the payment of distributions.

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

Contractual Obligations and Commitments

	Contractual Commitments
	(dollars in thousands, except amounts in footnotes)
	Payments due by Period
	Total	Less than 1 Year	1 - 3 Years	3 - 5 Years	More than 5 Years
At June 30, 2020:
CRE securitizations	$1,126,878	$—	$—	$—	$1,126,878
Unsecured junior subordinated debentures (1)	51,548	—	—	—	51,548
4.50% Convertible Senior Notes (2)	143,750	—	143,750	—	—
Warehouse financing facilities (3)	233,286	211,035	22,251	—	—
Unfunded commitments on CRE loans (4)	103,765	47,958	55,807	—	—
Base management fees (5)	5,262	5,262	—	—	—
Total	$1,664,489	$264,255	$221,808	$—	$1,178,426

(1)	Contractual commitments exclude $19.9 million and $20.6 million of estimated interest expense payable through maturity, in June 2036 and October 2036, respectively, on our trust preferred securities.
(2)	Contractual commitments exclude $13.9 million of interest expense payable through maturity, in August 2022, on our 4.50% Convertible Senior Notes.
(3)	Contractual commitments include $239,000 of accrued interest payable at June 30, 2020 on our repurchase facilities.
(4)

Unfunded commitments on our originated CRE loans generally fall into two categories: (i) pre-approved capital improvement projects and (ii) new or additional construction costs subject, in each case, to the borrower meeting specified criteria. Upon completion of the improvements or construction, we would receive additional interest income on the advanced amount. At June 30, 2020, we had unfunded commitments on 69 CRE whole loans and one CRE preferred equity investment.

(5)

Base management fees presented are based on an estimate of base management fees payable to our Manager over the next 12 months. As of July 31, 2020, the minimum base management fee is $442,000 per month under the terms of the Management Agreement. Our Management Agreement also provides for an incentive compensation arrangement that is based on operating performance. The incentive compensation is not a fixed and determinable amount, and therefore it is not included in this table.

Off-Balance Sheet Arrangements

General

At June 30, 2020, we did not maintain any relationships with unconsolidated entities or financial partnerships that were established for the purpose of facilitating off-balance sheet arrangements or contractually narrow or limited purposes, although we do have interests in unconsolidated entities not established for those purposes. Except as set forth below, at June 30, 2020, we had not guaranteed obligations of any unconsolidated entities or entered into any commitment or letter of intent to provide additional funding to any such entities.

(Back to Index)

(Back to Index)

Unfunded CRE Loan Commitments

In the ordinary course of business, we make commitments to borrowers whose loans are in our CRE loan portfolio to provide additional loan funding in the future. Disbursement of funds pursuant to these commitments is subject to the borrower meeting pre-specified criteria. These commitments are subject to the same underwriting requirements and ongoing portfolio maintenance as are the on-balance sheet financial investments that we hold. Since these commitments may expire without being drawn upon, the total commitment amount does not necessarily represent future cash requirements. Whole loans had $101.0 million and $98.0 million in unfunded loan commitments at June 30, 2020 and December 31, 2019, respectively. Preferred equity investments had $2.8 million and $3.0 million in unfunded investment commitments at June 30, 2020 and December 31, 2019, respectively. Unfunded commitments are not considered in the CECL reserve if they are unconditionally cancelable.

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

As part of our May 2017 sale of our equity interest of Pearlmark Mezzanine Realty Partners IV, L.P., we entered into an indemnification agreement whereby we indemnified the purchaser against realized losses of up to $4.3 million on one mezzanine loan until its final maturity date in 2020. As a result of the indemnified party’s partial sale of the mezzanine loan, our maximum exposure was reduced to $536,000. At June 30, 2020 and December 31, 2019, we had a contingent liability, reported in accounts payable and other liabilities on our consolidated balance sheets, of $56,000 outstanding as a reserve for probable losses on the indemnification. We did not record any additional reserve for probable losses during the three and six months ended June 30, 2020 and 2019.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

At June 30, 2020, the primary component of our market risk was credit risk, counterparty risk, financing risk, and interest rate risk, as described below. While we do not seek to avoid risk completely, we do seek to assume risk that can be quantified from historical experience, to actively manage that risk, to earn sufficient compensation to justify assuming that risk and to maintain capital levels consistent with the risk we undertake or to which we are exposed.

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

The COVID-19 pandemic has significantly impacted the CRE markets, causing reduced occupancy, requests from tenants for rent deferral or abatement, and delays in construction and development projects currently planned or underway. Our portfolio includes loans collateralized by multifamily, hotel, retail and other property types that are particularly negatively impacted by the pandemic. Approximately 58.4% of our portfolio is in multifamily properties. Residents that experience deteriorating financial conditions as a result of the pandemic may be unwilling or unable to pay rent in full on a timely basis. Furthermore, numerous state, local and federal regulations have also imposed restrictions at present on the borrower’s ability to enforce residents’ contractual lease obligations, and this will affect their ability to collect rent or enforce remedies for the failure to pay rent. Approximately 10.1% of our portfolio is in hotel properties. Many of the hotels have complete suspension or significant reduction of operations resulting from government action and decline in group, business and leisure travel. Travelers may continue to be wary to travel once restrictions are lifted because of concerns of risk of contagion or curtailment of leisure travel due to the economic recession. Approximately 6.8% of our portfolio is in retail properties. Complete or partial closure of many retail properties have resulted from government or tenant action. The reduced economic activity severely impacts the tenants’ businesses, financials condition and liquidity and may result in the tenants being unwilling or unable to meet their obligations to the borrower in part or in full.

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

(Back to Index)

(Back to Index)

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

The following sensitivity analysis table presents, at June 30, 2020, the estimated impact on the fair value of our interest rate-sensitive investments, instruments and liabilities of changes in interest rates, assuming rates instantaneously fall 100 basis points and rise 100 basis points (dollars in thousands):

	June 30, 2020
	Interest Rates Fall 100 Basis Points	Unchanged	Interest Rates Rise 100 Basis Points
Interest rate-sensitive investment securities:
Fair value	$2,296	$2,245	$2,195
Change in fair value	$51	$—	$(50)
Change as a percent of fair value	2%	—%	(2)%
Interest rate-sensitive derivative instruments:
Fair value	$(439)	$(77)	$250
Change in fair value	$(362)	$—	$327
Change as a percent of fair value	470%	—%	(425)%

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended June 30, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

(Back to Index)

(Back to Index)

PART II

ITEM 1.	LEGAL PROCEEDINGS

We may become involved in litigation on various matters due to the nature of our business activities. The resolution of these matters may result in adverse judgments, fines, penalties, injunctions and other relief against us as well as monetary payments or other agreements and obligations. In addition, we may enter into settlements on certain matters in order to avoid the additional costs of engaging in litigation. Except as discussed below, we are unaware of any contingencies arising from such litigation that would require accrual or disclosure in the consolidated financial statements at June 30, 2020.

Primary Capital Mortgage, LLC (“PCM”) is subject to potential litigation related to claims for repurchases or indemnifications on loans that PCM has sold to third parties. At June 30, 2020 and December 31, 2019, no such litigation demand was outstanding. Reserves for such litigation demands are included in the reserve for mortgage repurchases and indemnifications that totaled $1.7 million at June 30, 2020 and December 31, 2019. The reserves for mortgage repurchases and indemnifications are included in liabilities held for sale on the consolidated balance sheets. As of June 30, 2020, we have substantially completed disposing of PCM’s business.

Litigation Matters

We did not have any pending litigation matters or general litigation reserve at June 30, 2020 or December 31, 2019.

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

In December 2019, COVID-19 was identified in Wuhan, China. The resulting global proliferation of the virus led the World Health Organization to designate COVID-19 as a pandemic and numerous countries, including the United States, to declare national emergencies. Many countries have responded to the outbreak by instituting quarantines and restrictions on travel, which has resulted in the closure or remote operation of non-essential businesses. While certain countries have begun to ease restrictions and financial markets have stabilized to some degree, the pandemic continues to plague the overall economy and extend uncertainty over the ultimate impact to the economy. Such actions have produced material and previously unforeseeable shocks to global markets, disruptions to global supply chains, increasing rates of unemployment and adversity to many industries and economies as whole.

The COVID-19 pandemic has had, and may continue to have, a material adverse impact on our financial condition, liquidity and results of operations and the market price of our common stock and preferred stock. We expect that these impacts are likely to continue to some extent as the pandemic persists. Although many or all facets of our business have been or could be impacted by the COVID-19 pandemic, we currently believe the following impacts to be among the most material to us:

•

COVID-19 could have a significant long-term impact on the broader economy and the commercial real estate (“CRE”) market generally, which would negatively impact the value of the properties collateralizing our loans. Our portfolio includes loans collateralized by hotel, retail, multifamily and other property types that are particularly negatively impacted by the pandemic. While we believe the principal amount of our loans is currently generally adequately protected by underlying value, there can be no assurance that as the pandemic continues these values will not be adversely affected, which could impact our ability to realize the entire principal value of some or all of our investments.

•

We are actively engaged in discussions with our borrowers, some of whom we expect may face challenges in complying with the terms of their loans. We have executed four modifications and eight forbearance agreements of CRE loans in an effort to reduce the credit risk created as result of financial difficulties related to the pandemic. We anticipate the future execution of modifications of our loans and potentially instances of default or foreclosure on assets underlying our loans, which will adversely affect the credit profile and realizable value of our assets, our results of operations and our financial condition.

•

The shocks to global markets, particularly the real estate credit markets, adversely impacted the market pricing of our CRE securities. Depending on the magnitude and duration of the pandemic’s impact, the assets underlying these securities may default on their terms, requiring that we incur credit losses on our portfolio.

(Back to Index)

(Back to Index)

•

We have warehouse facilities with numerous lenders and continuously engage in discussions around the value of pledged assets as defined in our agreements with such lenders, potential deleveraging, the application of certain provisions of such agreements to these circumstances and other structural elements under the agreements. If we do not have the funds available to make required payments, it would likely result in defaults under the particular facilities affected that, because of cross-default provisions, could result in defaults under other debt instruments as well as potential loss of our assets to the lenders unless we are able to raise the funds from alternative sources, including by selling or financing assets or raising capital, each of which we may be required to do under adverse market conditions or at an inopportune time or on unfavorable terms, or may be unable to do at all. The COVID-19 pandemic has made it very difficult for businesses generally, including us, to access liquidity sources at terms commensurate with those prior to this pandemic, or at all. Pledging additional collateral or otherwise paying down facilities to satisfy our lenders and avoid potential margin calls and loan defaults would reduce our cash available to meet subsequent margin calls and/or future funding requests as well as make other, higher yielding investments, thereby decreasing our liquidity, return on equity, available cash, net income and ability to implement our investment strategy. If we cannot meet lender requirements related to margin calls or other terms of our credit agreements, the lender or counterparty could accelerate our indebtedness, increase the interest rate on advanced funds and terminate our ability to borrow additional funds, which would materially and adversely affect our financial condition and ability to implement our investment strategy.

•

The COVID-19 pandemic has reduced, and likely will continue to reduce, the availability of liquidity sources, but our requirements for liquidity, including future funding commitments and margin calls, likely will not be commensurately reduced. If we do not have funds available to meet our obligations, we would have to raise funds from alternative sources, which may be at unfavorable terms or may not be available to us due to the impacts of COVID-19. We expect that the adverse impact of the COVID-19 pandemic will likely adversely affect our liquidity position and could limit our ability to grow our business and fully execute our business strategy. We seek to preserve and build our liquidity to best position us to weather near-term market uncertainty, satisfy our loan future funding requests and to potentially make new investments, which will cause us to take some or all of the following actions: borrow additional capital, sell assets and /or change our dividend distributions consistent with real estate investment trust distribution requirements. In furtherance of this goal, we suspended distributions in the first quarter of 2020.

•

Interest rates and credit spreads have been significantly impacted since the outbreak of COVID-19. This can result in volatile changes to the fair value of our floating rate loans, fixed-rate loans and CRE securities and also the interest obligations on our floating-rate borrowings, which could result in an increase to our interest expense.

We also have experienced and may continue to experience other negative impacts to our business as a result of the pandemic that could exacerbate other risks, including:

•	lack of liquidity in our assets;
•	greater risk of loss on our mezzanine loans and preferred equity investments;
•	risk associated with loans that are in transition;
•	the concentration of our loans and investments in certain geographies, property types or relationships in areas that may be disproportionately affected by the pandemic;
•	risks associated with our securitizations that we use to finance our loans;
•	downgrades in credit ratings assigned to our investments;
•	investments in interest rate derivative contracts and risks associated with our hedging and derivatives;
•	the difficulty of estimating provisions for credit losses;
•	borrower and counterparty risks;
•	operational impacts on ourselves and our third-party advisors, service providers, vendors and counterparties;
•

limitations on our ability to ensure business continuity in the event our, or our third-party advisors’ and service providers’, continuity of operations plan is not effective or improperly implemented or deployed during the disruption caused by the pandemic;

•

an inability to review potential investments in affected areas as a result of quarantines, restrictions on travel, “shelter in place” rules, restrictions on types of businesses that may continue to operate and restrictions on types of construction projects that may continue;

(Back to Index)

(Back to Index)

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

(Back to Index)

(Back to Index)

10.2	Fourth Amended and Restated Management Agreement, dated as of July 31, 2020, by and among Exantas Capital Corp., ACRES Capital, LLC and ACRES Capital Corp. (51)
10.3(a)	2005 Stock Incentive Plan. (1)
10.3(b)	Form of Stock Award Agreement. (7)
10.3(c)	Form of Stock Option Agreement. (7)
10.4(a)	Second Amended and Restated Omnibus Equity Compensation Plan. (45)
10.4(b)	Amendment No. 1 to the Exantas Capital Corp. Second Amended and Restated Omnibus Equity Compensation Plan.
10.4(c)	Form of Stock Award Agreement. (25)
10.4(d)	Form of Stock Award Agreement (for employees with Resource America, Inc. employment agreements). (25)
10.5	Services Agreement between Resource Capital Asset Management, LLC and Apidos Capital Management, LLC, dated February 24, 2011. (10)
10.6

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

10.7	Form of Indemnification Agreement. (33)
10.8	Exchange Agreement, dated August 10, 2017, by and between Resource Capital Corp., Oaktree Real Estate Debt Holdings Ltd., INVESTIN PRO RED HOLDINGS, LLC, and Oaktree TSE-16 Real Estate Debt, LLC. (34)
10.9(a)

Loan and Servicing Agreement, dated as of July 31, 2020, among RCC Real Estate SPE Holdings LLC, as Holdings, RCC Real Estate SPE 9 LLC, as the Borrower, Massachusetts Mutual Life Insurance Company and the other Lenders from time to time party thereto, Wells Fargo Bank, National Association, as the Administrative Agent, Massachusetts Mutual Life Insurance Company, as the Facility Servicer, ACRES Capital Servicing LLC, as the Portfolio Asset Servicer, and Wells Fargo Bank, National Association, as the Collateral Custodian. (51)

10.9(b)

Guaranty, dated as of July 31, 2020, by Exantas Capital Corp., and each of Exantas Real Estate Funding 2018-RSO6 Investor, LLC, Exantas Real Estate Funding 2019-RSO7 Investor, LLC, and Exantas Real Estate Funding 2020-RSO8 Investor, LLC, in favor of the Secured Parties. (51)

10.10	Note and Warrant Purchase Agreement, dated as of July 31, 2020, by and among Exantas Capital Corp. and the Purchasers signatory thereto. (51)
10.11	Promissory Note, dated as of July 31, 2020, issued by ACRES Capital Corp. to RCC Real Estate, Inc. (51)
31.1	Rule 13a-14(a)/Rule 15d-14(a) Certification of Chief Executive Officer.
31.2	Rule 13a-14(a)/Rule 15d-14(a) Certification of Chief Financial Officer.
32.1	Certification Pursuant to 18 U.S.C. Section 1350.
32.2	Certification Pursuant to 18 U.S.C. Section 1350.
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

99.1(c)	Amended and Restated Guaranty Agreement made by Exantas Capital Corp., as guarantor, and Wells Fargo Bank, National Association, dated as of July 19, 2018. (11)
99.2(a)	Master Repurchase and Securities Contract Agreement between RCC Real Estate 6, LLC and Morgan Stanley Bank, NA, dated as of September 10, 2015. (28)
99.2(b)	Second Amendment to Master Repurchase and Securities Contract Agreement between RCC Real Estate 6, LLC and Morgan Stanley Bank, N.A. dated as of September 10, 2018. (41)
99.2(c)	Third Amendment to Master Repurchase and Securities Contract Agreement between RCC Real Estate 6, LLC and Morgan Stanley Bank, N.A. dated as of September 10, 2019. (47)
99.2(d)	Guaranty dated as of September 10, 2015, made by Resource Capital Corp., as guarantor, in favor of Morgan Stanley Bank, N.A. (28)
99.3(a)	Master Repurchase Agreement between RCC Real Estate SPE 7, LLC and Barclays Bank PLC, dated as of April 10, 2018. (38)
99.3(b)	Guaranty dated as of April 10, 2018, made by Resource Capital Corp., as guarantor, in favor of Barclays Bank PLC. (38)
99.3(c)	First Amendment to Guaranty dated as of May 7, 2020, made by Exantas Capital Corp., f/k/a Resource Capital Corp., as guarantor, in favor of Barclays Bank PLC. (50)
99.4(a)	Master Repurchase Agreement for $250,000,000 between RCC Real Estate SPE 8, LLC, as Seller, and JPMorgan Chase Bank, National Association, as Buyer, dated October 26, 2018. (40)
99.4(b)	Guarantee made by Exantas Capital Corp., as guarantor, in favor of JPMorgan Chase Bank, National Association, dated October 26, 2018. (40)
99.4(c)	First Amendment to Guarantee Agreement, dated May 6, 2020, between Exantas Capital Corp. and JPMorgan Chase Bank, National Association. (50)
99.5(a)	Notice of Proposed Settlement of Shareholder Derivative Litigation. (43)
99.5(b)	Stipulation and Agreement of Settlement. (43)
99.6	Federal Income Tax Consequences of our Qualification as a REIT. (49)
101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document.
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.

(Back to Index)

(Back to Index)

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File.

(1)	Filed previously as an exhibit to the Company’s registration statement on Form S-11, Registration No. 333-126517.
(2)	Filed previously as an exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2006.
(3)	Filed previously as an exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2006.
(4)	Filed previously as an exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2013.
(5)	Filed previously as an exhibit to the Company’s Current Report on Form 8-K filed on June 26, 2014.
(6)	Filed previously as an exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2009.
(7)	Filed previously as an exhibit to the Company’s Registration Statement on Form S-11 (File No. 333-132836).
(8)	Filed previously as an exhibit to the Company’s Registration Statement on Form 8-A filed on June 9, 2014.
(9)	Filed previously as an exhibit to the Company’s Annual Report on Form 10-K for the year ended December 31, 2010.
(10)	Filed previously as an exhibit to the Company’s Current Report on Form 8-K filed on March 2, 2011.
(11)	Filed previously as an exhibit to the Company’s Current Report on Form 8-K filed on July 25, 2018.
(12)	Filed previously as an exhibit to the Company’s Annual Report on Form 10-K for the year ended December 31, 2012 filed on March 18, 2013.
(13)	Filed previously as an exhibit to the Company’s Current Report on Form 8-K filed on March 2, 2012.
(14)	Filed previously as an exhibit to the Company’s Current Report on Form 8-K filed on June 13, 2012.
(15)	Filed previously as an exhibit to the Company’s registration statement on Form 8-A filed on June 8, 2012.
(16)	Filed previously as an exhibit to the Company’s Current Report on Form 8-K filed on June 29, 2012.
(17)	Filed previously as an exhibit to the Company’s Registration Statement on Form 8-A filed on September 28, 2012.
(18)	Filed previously as an exhibit to the Company’s Current Report on Form 8-K filed on September 23, 2014.
(19)	Filed previously as an exhibit to the Company’s Current Report on Form 8-K filed on January 13, 2015.
(20)	Filed previously as an exhibit to the Company’s Current Report on Form 8-K filed on October 1, 2012.
(21)	Filed previously as an exhibit to the Company Current Report on Form 8-K filed on November 20, 2012.
(22)	Filed previously as an exhibit to the Company’s Current Report on Form 8-K filed on April 8, 2013.
(23)	Filed previously as an exhibit to the Company’s Current Report on Form 8-K filed on July 25, 2013.
(24)	Filed previously as an exhibit to the Company’s Current Report on Form 8-K filed on October 21, 2013.
(25)	Filed previously as an exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2014.
(26)	Filed previously as an exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2015.
(27)	Filed previously as an exhibit to the Company’s Current Report on Form 8-K filed on September 1, 2015.
(28)	Filed previously as an exhibit to the Company’s Current Report on Form 8-K filed on September 16, 2015.
(29)	Filed previously as an exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2016.
(30)	Filed previously as an exhibit to the Company’s Current Report on Form 8-K filed on August 5, 2016.
(31)	Filed previously as an exhibit to the Company’s Annual Report on Form 10-K for the year ended December 31, 2016.
(32)	Filed previously as an exhibit to the Company’s Current Report on Form 8-K filed on June 8, 2017.
(33)	Filed previously as an exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2017.
(34)	Filed previously as an exhibit to the Company’s Current Report on Form 8-K filed on August 16, 2017.
(35)	Filed previously as an exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2016.
(36)	Filed previously as an exhibit to the Company’s Current Report on Form 8-K filed on December 18, 2017.
(37)	Filed previously as an exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2017.
(38)	Filed previously as an exhibit to the Company’s Current Report on Form 8-K filed on April 12, 2018.
(39)	Filed previously as an exhibit to the Company’s Current Report on Form 8-K filed on May 25, 2018.
(40)	Filed previously as an exhibit to the Company’s Current Report on Form 8-K filed on October 30, 2018.
(41)	Filed previously as an exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2018.
(42)	Filed previously as an exhibit to the Company’s Annual Report on Form 10-K for the year ended December 31, 2018.
(43)	Filed previously as an exhibit to the Company’s Current Report on Form 8-K filed on March 27, 2019.
(44)	Filed previously as an exhibit to the Company’s Current Report on Form 8-K filed on May 30, 2019.
(45)	Filed previously as an exhibit to the Company’s Proxy Statement filed on April 18, 2019.
(46)	Filed previously as an exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2019.
(47)	Filed previously as an exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2019.
(48)	Filed previously as an exhibit to the Company’s Current Report on Form 8-K filed on February 24, 2020.
(49)	Filed previously as an exhibit to the Company’s Annual Report on Form 10-K for the year ended December 31, 2019.
(50)	Filed previously as an exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2020.
(51)	Filed previously as an exhibit to the Company’s Current Report on Form 8-K filed on August 3, 2020.

(Back to Index)

(Back to Index)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

EXANTAS CAPITAL CORP.
(Registrant)

August 10, 2020	By:	/s/ Mark Fogel
Mark Fogel
President & Chief Executive Officer

August 10, 2020	By:	/s/ David J. Bryant
David J. Bryant
Senior Vice President
Chief Financial Officer and Treasurer

August 10, 2020	By:	/s/ Eldron C. Blackwell
Eldron C. Blackwell
Vice President
Chief Accounting Officer

(Back to Index)