Form 10-Q
period 2020-09-30
Exantas Capital Corp.
filed 2020-11-09
CIK 1332551

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2020

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

The number of outstanding shares of the registrant’s common stock on November 6, 2020 was 32,093,325 shares.

(Back to Index)

EXANTAS CAPITAL CORP. AND SUBSIDIARIES

INDEX TO QUARTERLY REPORT

ON FORM 10-Q

(Back to Index)

(Back to Index)

PART I

ITEM 1.	FINANCIAL STATEMENTS

EXANTAS CAPITAL CORP. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share data)

	September 30, 2020	December 31, 2019
	(unaudited)
ASSETS (1)
Cash and cash equivalents	$122,105	$79,958
Restricted cash	33,776	14,476
Accrued interest receivable	8,506	8,042
CRE loans	1,652,221	1,791,445
Less: allowance for credit losses	(52,943)	(1,460)
CRE loans, net	1,599,278	1,789,985
Investment securities available-for-sale	2,447	520,714
Principal paydowns receivable	11,005	19,517
Loan receivable - related party	11,975	—
Investments in unconsolidated entities	1,548	1,548
Derivatives, at fair value	—	30
Other assets	9,371	3,290
Assets held for sale	10,346	16,766
Total assets	$1,810,357	$2,454,326
LIABILITIES (2)
Accounts payable and other liabilities	$3,765	$3,408
Management fee payable - related party	442	701
Accrued interest payable	2,871	4,408
Borrowings	1,476,924	1,872,577
Distributions payable	6,900	10,492
Derivatives, at fair value	60	4,558
Accrued tax liability	56	38
Liabilities held for sale	1,538	1,746
Total liabilities	1,492,556	1,897,928
STOCKHOLDERS’ EQUITY
Preferred stock, par value $0.001: 10,000,000 shares authorized 8.625% Fixed-to-Floating Series C Cumulative Redeemable Preferred Stock, liquidation preference $25.00 per share; 4,800,000 and 4,800,000 shares issued and outstanding	5	5
Common stock, par value $0.001: 125,000,000 shares authorized; 32,093,325 and 31,880,594 shares issued and outstanding (including 34,833 and 420,962 of unvested restricted shares)	32	32
Additional paid-in capital	1,091,266	1,085,041
Accumulated other comprehensive (loss) income	(10,444)	1,821
Distributions in excess of earnings	(763,058)	(530,501)
Total stockholders’ equity	317,801	556,398
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$1,810,357	$2,454,326

The accompanying notes are an integral part of these statements

(Back to Index)

(Back to Index)

EXANTAS CAPITAL CORP. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS - (Continued)

(in thousands, except share and per share data)

	September 30, 2020	December 31, 2019
	(unaudited)
(1) Assets of consolidated variable interest entities (“VIEs”) included in total assets above:
Restricted cash	$33,426	$532
Accrued interest receivable	4,925	3,780
CRE loans, pledged as collateral	1,321,890	957,045
Principal paydowns receivable	11,005	19,239
Other assets	44	25
Total assets of consolidated VIEs	$1,371,290	$980,621
(2) Liabilities of consolidated VIEs included in total liabilities above:
Accounts payable and other liabilities	$61	$175
Accrued interest payable	661	897
Borrowings	1,120,137	746,439
Total liabilities of consolidated VIEs	$1,120,859	$747,511

The accompanying notes are an integral part of these statements

(Back to Index)

(Back to Index)

EXANTAS CAPITAL CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except share and per share data)

(unaudited)

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2020	2019	2020	2019
REVENUES
Interest income:
CRE loans	$24,482	$32,558	$78,482	$90,289
Securities	100	6,596	6,521	19,562
Other	56	138	168	511
Total interest income	24,638	39,292	85,171	110,362
Interest expense	13,033	22,712	43,974	63,688
Net interest income	11,605	16,580	41,197	46,674
Other revenue	19	25	62	77
Total revenues	11,624	16,605	41,259	46,751
OPERATING EXPENSES
Management fees - related party	1,284	2,528	4,728	6,862
Equity compensation - related party	1,905	552	3,118	1,647
General and administrative	5,295	2,086	11,552	7,158
Depreciation and amortization	12	8	34	39
(Reversal of) provision for credit losses, net	(8,172)	(1,137)	49,449	58
Total operating expenses	324	4,037	68,881	15,764

	11,300	12,568	(27,622)	30,987
OTHER INCOME (EXPENSE)
Net realized and unrealized gain (loss) on investment securities available-for-sale and loans and derivatives	96	—	(186,243)	4
Fair value and other adjustments on asset held for sale	(3,371)	(55)	(8,089)	(1,457)
Other income	134	107	192	259
Total other (expense) income	(3,141)	52	(194,140)	(1,194)

INCOME (LOSS) FROM CONTINUING OPERATIONS BEFORE TAXES	8,159	12,620	(221,762)	29,793
Income tax benefit	—	—	—	—
NET INCOME (LOSS) FROM CONTINUING OPERATIONS	8,159	12,620	(221,762)	29,793
NET LOSS FROM DISCONTINUED OPERATIONS, NET OF TAX	—	(63)	—	(212)
NET INCOME (LOSS)	8,159	12,557	(221,762)	29,581
Net income allocated to preferred shares	(2,588)	(2,588)	(7,763)	(7,763)
NET INCOME (LOSS) ALLOCABLE TO COMMON SHARES	$5,571	$9,969	$(229,525)	$21,818
NET INCOME (LOSS) PER COMMON SHARE - BASIC:
CONTINUING OPERATIONS	$0.17	$0.32	$(7.16)	$0.70
DISCONTINUED OPERATIONS	—	—	—	(0.01)
TOTAL NET INCOME (LOSS) PER COMMON SHARE - BASIC	$0.17	$0.32	$(7.16)	$0.69
NET INCOME (LOSS) PER COMMON SHARE - DILUTED:
CONTINUING OPERATIONS	$0.17	$0.31	$(7.16)	$0.70
DISCONTINUED OPERATIONS	—	—	—	(0.01)
TOTAL NET INCOME (LOSS) PER COMMON SHARE - DILUTED	$0.17	$0.31	$(7.16)	$0.69
WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING - BASIC	32,893,816	31,445,492	32,078,230	31,421,294
WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING - DILUTED	32,898,862	31,714,755	32,078,230	31,634,371

The accompanying notes are an integral part of these statements

(Back to Index)

(Back to Index)

EXANTAS CAPITAL CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(in thousands)

(unaudited)

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2020	2019	2020	2019
Net income (loss)	$8,159	$12,557	$(221,762)	$29,581
Other comprehensive income (loss):
Reclassification adjustments for realized losses (gains) on investment securities available-for-sale included in net income (loss)	106	—	185,463	(4)
Unrealized gains (losses) on investment securities available-for-sale, net	—	1,387	(191,283)	10,583
Reclassification adjustments associated with net unrealized losses (gains) from interest rate hedges included in net income (loss)	467	(22)	788	(68)
Unrealized losses on derivatives, net	—	(1,886)	(7,233)	(6,298)
Total other comprehensive income (loss)	573	(521)	(12,265)	4,213
Comprehensive income (loss) before allocation to preferred shares	8,732	12,036	(234,027)	33,794
Net income allocated to preferred shares	(2,588)	(2,588)	(7,763)	(7,763)
Comprehensive income (loss) allocable to common shares	$6,144	$9,448	$(241,790)	$26,031

The accompanying notes are an integral part of these statements

(Back to Index)

(Back to Index)

EXANTAS CAPITAL CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(in thousands, except share data)

(unaudited)

	Common Stock		Series C Preferred	Additional Paid-In	Accumulated Other Comprehensive	Retained Earnings (Distributions in Excess	Total Stockholders'
	Shares	Amount	Stock	Capital	(Loss) Income	of Earnings)	Equity
Balance, December 31, 2019	31,880,594	$32	$5	$1,085,041	$1,821	$(530,501)	$556,398
Cumulative effect of accounting change for adoption of credit loss guidance	—	—	—	—	—	(3,032)	(3,032)
Balance, January 1, 2020	31,880,594	$32	$5	$1,085,041	$1,821	$(533,533)	$553,366
Stock-based compensation	191,455	—	—	—	—	—	—
Amortization of stock-based compensation	—	—	—	498	—	—	498
Forfeiture of unvested stock	(29,988)	—	—	—	—	—	—
Net loss	—	—	—	—	—	(196,521)	(196,521)
Distributions and accrual of cumulative preferred stock dividends	—	—	—	—	—	(2,588)	(2,588)
Securities available-for-sale without an allowance for credit losses, fair value adjustment, net	—	—	—	—	(5,926)	—	(5,926)
Designated derivatives, fair value adjustment	—	—	—	—	(6,772)	—	(6,772)
Balance, March 31, 2020	32,042,061	$32	$5	$1,085,539	$(10,877)	$(732,642)	$342,057
Stock-based compensation	16,431	—	—	—	—	—	—
Amortization of stock-based compensation	—	—	—	715	—	—	715
Net loss	—	—	—	—	—	(33,400)	(33,400)
Accrual of cumulative preferred stock dividends	—	—	—	—	—	(2,587)	(2,587)
Designated derivatives, fair value adjustment	—	—	—	—	(140)	—	(140)
Balance June 30, 2020	32,058,492	$32	$5	$1,086,254	$(11,017)	$(768,629)	$306,645
Equity component of 12% Senior Unsecured Notes	—	—	—	3,108	—	—	3,108
Stock-based compensation	34,833	—	—	(1)	—	—	(1)
Amortization of stock-based compensation	—	—	—	1,905	—	—	1,905
Net income	—	—	—	—	—	8,159	8,159
Accrual of cumulative preferred stock dividends	—	—	—	—	—	(2,588)	(2,588)
Securities available-for-sale without an allowance for credit losses, fair value adjustment, net	—	—	—	—	106	—	106
Designated derivatives, fair value adjustment	—	—	—	—	467	—	467
Balance, September 30, 2020	32,093,325	$32	$5	$1,091,266	$(10,444)	$(763,058)	$317,801

The accompanying notes are an integral part of these statements

(Back to Index)

(Back to Index)

EXANTAS CAPITAL CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY - (Continued)

(in thousands, except share data)

(unaudited)

	Common Stock		Series C Preferred	Additional Paid-In	Accumulated Other Comprehensive	Retained Earnings (Distributions in Excess	Total Stockholders'
	Shares	Amount	Stock	Capital	(Loss) Income	of Earnings)	Equity
Balance, December 31, 2018	31,657,499	$32	$5	$1,082,677	$(3,057)	$(525,838)	$553,819
Stock-based compensation	213,614	—	—	—	—	—	—
Amortization of stock-based compensation	—	—	—	683	—	—	683
Forfeiture of unvested stock	(4,007)	—	—	—	—	—	—
Net income	—	—	—	—	—	8,133	8,133
Distributions on preferred stock	—	—	—	—	—	(2,588)	(2,588)
Securities available-for-sale, fair value adjustment, net	—	—	—	—	5,865	—	5,865
Designated derivatives, fair value adjustment	—	—	—	—	(1,716)	—	(1,716)
Distributions on common stock	—	—	—	—	—	(6,373)	(6,373)
Balance, March 31, 2019	31,867,106	$32	$5	$1,083,360	$1,092	$(526,666)	$557,823
Stock-based compensation	7,234	—	—	—	—	—	—
Amortization of stock-based compensation	—	—	—	412	—	—	412
Forfeiture of unvested stock	(4,446)	—	—	—	—	—	—
Net income	—	—	—	—	—	8,891	8,891
Distributions on preferred stock	—	—	—	—	—	(2,587)	(2,587)
Securities available-for-sale, fair value adjustment, net	—	—	—	—	3,327	—	3,327
Designated derivatives, fair value adjustment	—	—	—	—	(2,742)	—	(2,742)
Distributions on common stock	—	—	—	—	—	(7,172)	(7,172)
Balance, June 30, 2019	31,869,894	$32	$5	$1,083,772	$1,677	$(527,534)	$557,952
Stock-based compensation	6,693	—	—	41	—	—	41
Amortization of stock-based compensation	—	—	—	552	—	—	552
Forfeiture of unvested stock	(5,685)	—	—	—	—	—	—
Net income	—	—	—	—	—	12,557	12,557
Distributions on preferred stock	—	—	—	—	—	(2,588)	(2,588)
Securities available-for-sale, fair value adjustment, net	—	—	—	—	1,387	—	1,387
Designated derivatives, fair value adjustment	—	—	—	—	(1,908)	—	(1,908)
Distributions on common stock	—	—	—	—	—	(7,967)	(7,967)
Balance, September 30, 2019	31,870,902	$32	$5	$1,084,365	$1,156	$(525,532)	$560,026

The accompanying notes are an integral part of these statements

(Back to Index)

(Back to Index)

EXANTAS CAPITAL CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	For the Nine Months Ended
	September 30,
	2020	2019
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss) income	$(221,762)	$29,581
Net loss from discontinued operations, net of tax	—	212
Net (loss) income from continuing operations	(221,762)	29,793
Adjustments to reconcile net (loss) income from continuing operations to net cash provided by continuing operating activities:
Provision for credit losses, net	49,449	58
Depreciation, amortization and accretion	4,298	1,884
Amortization of stock-based compensation	3,118	1,647
Net realized and unrealized loss (gain) on investment securities available-for-sale and loans and derivatives	186,177	(4)
Fair value and other adjustments on asset held for sale	8,089	1,457
Changes in operating assets and liabilities	(9,080)	(6,398)
Net cash provided by continuing operating activities	20,289	28,437
Net cash provided by discontinued operating activities	—	6
Net cash provided by operating activities	20,289	28,443

CASH FLOWS FROM INVESTING ACTIVITIES:
Origination and purchase of loans	(209,102)	(718,081)
Principal payments received on loans	340,462	404,658
Proceeds from sale of loans	17,453	—
Purchase of investment securities available-for-sale	(24,610)	(74,266)
Principal payments on investment securities available-for-sale	4,733	33,416
Proceeds from sale of investment securities available-for-sale	37,764	638
Investment in loan - related party	(12,000)	—
Principal payments received on loan - related party	25	—
Net cash provided by (used in) continuing investing activities	154,725	(353,635)
Net cash provided by discontinued investing activities	—	135
Net cash provided by (used in) investing activities	154,725	(353,500)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from borrowings:
Senior secured financing facility	128,495	—
Senior unsecured notes	50,000	—
Warehouse financing facilities and repurchase agreements	275,039	669,228
Securitizations	639,074	575,811
Payments on borrowings:
Warehouse financing facilities and repurchase agreements	(827,684)	(722,387)
Securitizations	(319,418)	(191,793)
Convertible senior notes	(21,182)	—
Payment of debt issuance costs	(14,774)	(6,529)
Settlement of derivative instruments	(11,762)	—
Distributions paid on preferred stock	(2,588)	(7,763)
Distributions paid on common stock	(8,767)	(19,084)
Net cash (used in) provided by continuing financing activities	(113,567)	297,483
Net cash provided by discontinued financing activities	—	—
Net cash (used in) provided by financing activities	(113,567)	297,483
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS AND RESTRICTED CASH	61,447	(27,574)
CASH AND CASH EQUIVALENTS AND RESTRICTED CASH AT BEG. OF PERIOD	94,434	95,474
CASH AND CASH EQUIVALENTS AND RESTRICTED CASH AT END OF PERIOD	$155,881	$67,900
SUPPLEMENTAL DISCLOSURE:
Interest expense paid in cash	$38,246	$58,748

The accompanying notes are an integral part of these statements

(Back to Index)

(Back to Index)

EXANTAS CAPITAL CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2020

(unaudited)

NOTE 1 - ORGANIZATION

Exantas Capital Corp., a Maryland corporation, along with its subsidiaries (collectively, the “Company”), is a real estate investment trust (“REIT”) that is primarily focused on originating, holding and managing commercial real estate (“CRE”) mortgage loans and other commercial real estate-related debt investments. On July 31, 2020, the Company’s management contract was acquired from Exantas Capital Manager Inc. (the “Prior Manager”), a subsidiary of C-III Capital Partners LLC (“C-III”), by ACRES Capital, LLC (the “Manager”), a subsidiary of ACRES Capital Corp. (collectively, “ACRES”), a private commercial real estate lender exclusively dedicated to nationwide middle market CRE lending with a focus on multifamily, student housing, hospitality, office and industrial in top United States (“U.S.”) markets (the “ACRES acquisition”). In conjunction with the ACRES acquisition, the Company secured new capital commitments for up to $375.0 million and entered into a promissory note (the “Promissory Note”) as lender with ACRES Capital Corp., as disclosed in Note 9 and Note 15, respectively.

The Company has qualified, and expects to qualify in the current fiscal year, as a REIT.

The Company conducts its operations through the use of subsidiaries that it consolidates into its financial statements. The Company’s core assets are consolidated through its investment in RCC Real Estate, Inc. (“RCC RE”), a wholly-owned subsidiary that holds CRE loans, CRE-related securities and investments in CRE securitizations, which are consolidated as VIEs as discussed in Note 3, and special purpose entities.

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

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and within the period of financial results. Actual results could differ from those estimates. Estimates affecting the accompanying consolidated financial statements include but are not limited to the net realizable and fair values of the Company’s investments and derivatives, the estimated life used on investments to calculate amortization and accretion of premiums and discounts, respectively, reversals of or provisions for credit losses and the disclosure of contingent liabilities.

In December 2019, a novel strain of coronavirus (“COVID-19”) was identified. The resulting global proliferation of the virus led the World Health Organization to designate COVID-19 as a pandemic and numerous countries, including the U.S., to declare national emergencies. Many countries have responded to the outbreak by instituting quarantines and restrictions on travel, which have resulted in the closure or remote operation of non-essential businesses. Such actions have produced material and previously unforeseeable shocks to global markets, disruptions to global supply chains and adversity to many industries and economies as whole. While certain countries around the world have eased restrictions and financial markets have stabilized to some degree, the pandemic continues to plague the overall U.S. economy and cause uncertainty surrounding the ultimate impact on the global economy generally, and the CRE business in particular, that make estimates and assumptions as of September 30, 2020 inherently less certain than they would be absent the current and potential impacts of COVID-19. As a result, actual losses could differ from estimated amounts. The Company believes the estimates and assumptions underlying the consolidated financial statements are reasonable and supportable based on the information available at September 30, 2020. Actual results may ultimately differ from those estimates.

(Back to Index)

(Back to Index)

EXANTAS CAPITAL CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

SEPTEMBER 30, 2020

(unaudited)

Cash and Cash Equivalents

Cash and cash equivalents include cash on hand and all highly liquid investments with original maturities of three months or less at the time of purchase. At September 30, 2020 and December 31, 2019, approximately $120.3 million and $77.6 million, respectively, of the reported cash balances exceeded the Federal Deposit Insurance Corporation and Securities Investor Protection Corporation deposit insurance limits of $250,000 per respective depository or brokerage institution. However, all of the Company’s cash deposits are held at multiple, established financial institutions, in multiple accounts associated with its parent and respective consolidated subsidiaries, to minimize credit risk exposure.

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

The following table provides a reconciliation of cash, cash equivalents and restricted cash on the consolidated balance sheets to the total amount shown on the consolidated statements of cash flows (in thousands):

	September 30,
	2020	2019
Cash and cash equivalents	$122,105	$51,286
Restricted cash	33,776	16,614
Total cash, cash equivalents and restricted cash shown on the Company’s consolidated statements of cash flows	$155,881	$67,900

Investment Securities

Allowance for Credit Losses

On a quarterly basis, the Company evaluates available-for-sale securities with fair values below the amortized cost bases to determine the estimate of expected credit losses. Evidence of the need for an allowance for credit losses will be based on consideration of several factors, including (i) if the Company intends to sell the security, (ii) if it is more likely than not that the Company will be required to sell the security before recovering its cost, or (iii) whether a portion of the unrealized loss is a result of credit losses or other market factors. A credit loss will have occurred if the present value of cash flows expected to be collected from the debt security is less than the amortized cost basis. If the Company intends to sell a debt security with a fair value below the amortized cost basis or it is more likely than not that it will be required to sell the security before recovery of its amortized cost basis less any current period credit loss, the write-off is recognized in earnings through a charge to the amortized cost of the security and equal to the entire difference between fair value and amortized cost. If a credit loss exists, but the Company does not intend nor is it more likely than not that it will be required to sell before recovery, the loss will be separated into (i) the estimated amount relating to the credit loss and (ii) the amount relating to all other factors. Only the estimated credit loss amount is recognized in earnings through an increase to the allowance for credit losses, with the remainder of the loss recognized in other comprehensive income. If the Company uses a discounted cash flow approach to estimate expected credit losses, changes in the present value attributable to the passage of time are recorded in the provision for credit losses. Estimating cash flows and determining whether there are credit losses require management to exercise judgment and make significant assumptions, including, but not limited to, assumptions regarding estimated prepayments, loss assumptions and assumptions regarding changes in interest rates. As a result, actual losses, and the timing of income recognized on these securities, could differ from reported amounts.

Investment Security Interest Income Recognition

Accrued Interest Receivable

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

(Back to Index)

(Back to Index)

EXANTAS CAPITAL CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

SEPTEMBER 30, 2020

(unaudited)

CRE Loans

Loans Held for Sale

The Company may sell a loan held for investment where the credit fundamentals underlying a particular loan have changed in such a manner that the Company’s expected return on investment may decrease. Once the determination has been made by the Company that it no longer will hold the loan for investment, the Company identifies these loans as loans held for sale. Any credit-related write-off considerations prior to the transfer to loans held for sale are accounted for through the allowance for credit losses on the Company’s consolidated balance sheets.

CRE Loan Interest Income Recognition

Accrued Interest Receivable

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

SEPTEMBER 30, 2020

(unaudited)

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

In order to calculate the historical mean loss ratio applied to the loan portfolio, the Company utilizes historical losses from its full underwriting history, along with the market loss history of a selected population of loans from a third party’s database that are similar to the Company’s loan types, loan sizes, durations, interest rate structure and general loan-to-collateral value (“LTV”) profiles. The Company may make adjustments to the historical loss history for qualitative or environmental factors if it believes there is evidence that the estimate for expected credit losses should be increased or decreased.

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

Income Taxes

The Company recorded a full valuation allowance against its net deferred tax assets of $49.5 million (tax effected expense of $14.9 million) at September 30, 2020, as the Company believes it is more likely than not that the deferred tax assets will not be realized. This assessment was based on the Company’s cumulative historical losses and uncertainties as to the amount of taxable income that would be generated in future years by the Company’s taxable REIT subsidiaries.

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

SEPTEMBER 30, 2020

(unaudited)

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

In June 2016, the FASB issued guidance that changes how credit losses for most financial assets and certain other instruments that are measured at fair value through net income are determined. The new guidance replaced the incurred loss approach with a CECL model for instruments measured at amortized cost. For available-for-sale debt securities, the guidance requires recording allowances rather than reducing the carrying amount, as the Company was previously under the other-than-temporary impairment model. It also simplifies the accounting model for debt securities and loans with evidence of credit quality deterioration.

On January 1, 2020, the Company adopted the above-mentioned accounting guidance and recorded an initial CECL allowance of approximately $4.5 million, of which $3.0 million, or $0.10 per share, was recorded as a charge to retained earnings on such date. The estimated CECL reserve represented 0.25% of the aggregate outstanding principal balance of the Company’s $1.8 billion commercial loan portfolio at December 31, 2019. During the nine months ended September 30, 2020, the Company recorded an additional CECL reserve of $48.5 million for a total CECL reserve of $52.9 million, or 3.19% of the aggregate outstanding principal balance of the Company’s $1.7 billion commercial loan portfolio at September 30, 2020. The Company’s updated accounting policies in connection with this guidance are referenced above in the “Investment Securities,” “Investment Security Interest Income Recognition,” “Loans,” “Loan Interest Income Recognition,” and “Allowance for Credit Losses” sections. See Note 6 for additional disclosures in connection with the updated guidance.

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

Consolidated VIEs (the Company is the primary beneficiary)

Based on management’s analysis, the Company was the primary beneficiary of six VIEs at September 30, 2020 and five VIEs at December 31, 2019 (collectively, the “Consolidated VIEs”).

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

SEPTEMBER 30, 2020

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

Creditors of the Company’s Consolidated VIEs have no recourse to the general credit of the Company, nor to each other. During the nine months ended September 30, 2020 and 2019, the Company did not provide any financial support to any of its VIEs nor does it have any requirement to do so, although it may choose to do so in the future to maximize future cash flows from such investments to the Company. There are no explicit arrangements that obligate the Company to provide financial support to any of its Consolidated VIEs.

The following table shows the classification and carrying values of assets and liabilities of the Company’s Consolidated VIEs at September 30, 2020 (in thousands):

	CRE Securitizations	Other	Total
ASSETS
Restricted cash	$32,929	$497	$33,426
Accrued interest receivable	4,925	—	4,925
CRE loans, pledged as collateral (1)	1,321,890	—	1,321,890
Principal paydowns receivable	11,005	—	11,005
Other assets	44	—	44
Total assets (2)	$1,370,793	$497	$1,371,290

LIABILITIES
Accounts payable and other liabilities	$61	$—	$61
Accrued interest payable	661	—	661
Borrowings	1,120,137	—	1,120,137
Total liabilities	$1,120,859	$—	$1,120,859

(1)	Excludes the allowance for credit losses.
(2)	Assets of each of the Consolidated VIEs may only be used to settle the obligations of each respective VIE.

Unconsolidated VIEs (the Company is not the primary beneficiary, but has a variable interest)

Based on management’s analysis, the Company is not the primary beneficiary of the VIEs discussed below since it does not have both (i) the power to direct the activities that most significantly impact the VIE’s economic performance and (ii) the obligation to absorb the losses of the VIE or the right to receive the benefits from the VIE, which could be significant to the VIE. Accordingly, the following VIEs are not consolidated in the Company’s financial statements at September 30, 2020. The Company continuously reassesses whether it is deemed to be the primary beneficiary of its unconsolidated VIEs. The Company’s maximum exposure to risk for each of these unconsolidated VIEs is set forth in the “Maximum Exposure to Loss” column in the table below.

Unsecured Junior Subordinated Debentures

The Company has a 100% interest in the common shares of Resource Capital Trust I (“RCT I”) and RCC Trust II (“RCT II”), respectively, with a value of $1.5 million in the aggregate, or 3.0% of each trust, at September 30, 2020. RCT I and RCT II were formed for the purposes of providing debt financing to the Company. The Company completed a qualitative analysis to determine whether or not it is the primary beneficiary of each of the trusts and determined that it was not the primary beneficiary of either trust because it does not have the power to direct the activities most significant to the trusts, which include the collection of principal and interest through servicing rights. Accordingly, neither trust is consolidated into the Company’s consolidated financial statements.

(Back to Index)

(Back to Index)

EXANTAS CAPITAL CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

SEPTEMBER 30, 2020

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

Wells Fargo Commercial Mortgage Trust 2017-C40

In October 2017, the Company purchased 95% of the Class E, F, G, H and J certificates of Wells Fargo Commercial Mortgage Trust 2017-C40 (“C40”), a B-piece investment in a Wells Fargo Commercial Mortgage Securities, Inc., private-label, $705.4 million securitization. C-III Asset Management LLC (“C3AM”), a former related party, is the special servicer of C40. As of September 30, 2020, the Company continued to hold investments in the H and J certificates of C40. The Company determined that although its investment in C40 represented a variable interest, its investment did not provide the Company with a controlling financial interest. The Company accounts for its various investments in C40 as investment securities available-for-sale on its consolidated financial statements.

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

The following table shows the classification, carrying value and maximum exposure to loss with respect to the Company’s unconsolidated VIEs at September 30, 2020 (in thousands):

	Unsecured Junior Subordinated Debentures	C40	Prospect Hackensack	Santa Clarita	Total	Maximum Exposure to Loss
ASSETS
Accrued interest receivable	$221	$88	$—	$—	$309	$—
CRE loans (1)	—	—	21,180	6,268	27,448	$27,448
Investment securities available-for-sale (2)	—	2,270	—	—	2,270	$2,270
Investments in unconsolidated entities	1,548	—	—	—	1,548	$1,548
Total assets	1,769	2,358	21,180	6,268	31,575

LIABILITIES
Accrued interest payable	189	—	—	—	189	N/A
Borrowings	51,548	—	—	—	51,548	N/A
Total liabilities	51,737	—	—	—	51,737	N/A
Net (liability) asset	$(49,968)	$2,358	$21,180	$6,268	$(20,162)	N/A

(1)	The carrying values exclude the allowance for credit losses.
(2)	The Company’s investment in C40 is carried at fair value and its maximum exposure to loss is the amortized cost of the investment.

At September 30, 2020, there were no explicit arrangements or implicit variable interests that could require the Company to provide financial support to any of its unconsolidated VIEs.
(Back to Index)

(Back to Index)

EXANTAS CAPITAL CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

SEPTEMBER 30, 2020

(unaudited)

NOTE 4 - SUPPLEMENTAL CASH FLOW INFORMATION

The following table summarizes the Company’s supplemental disclosure of cash flow information (in thousands):

	For the Nine Months Ended
	September 30,
	2020	2019
Non-cash continuing investing activities include the following:
Proceeds from the relinquishment of investment securities available-for-sale	$369,873	$—
Non-cash continuing financing activities include the following:
Repayment of repurchase agreements from the relinquishment of investment securities available-for-sale	$(369,873)	$—
Distributions on common stock accrued but not paid	$—	$7,967
Distributions on preferred stock accrued but not paid	$6,900	$1,725

(Back to Index)

(Back to Index)

EXANTAS CAPITAL CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

SEPTEMBER 30, 2020

(unaudited)

NOTE 5 - LOANS

The following is a summary of the Company’s loans (dollars in thousands, except amounts in footnotes):

Description	Quantity	Principal	Unamortized (Discount) Premium, net (1)	Amortized Cost	Allowance for Credit Losses	Carrying Value	Contractual Interest Rates	Maturity Dates (2)(3)
At September 30, 2020:
CRE loans held for investment:
Whole loans, floating-rate (4)(5)	102	$1,626,455	$(6,244)	$1,620,211	$(48,495)	$1,571,716	1M LIBOR plus 2.70% to 1M LIBOR plus 6.25%	October 2020 to October 2023
Mezzanine loan (4)	1	4,700	—	4,700	(351)	4,349	10.00%	June 2028
Preferred equity investments (see Note 3) (5)(6)(7)	2	27,287	23	27,310	(4,097)	23,213	11.00% to 11.50%	June 2022 to April 2023
Total CRE loans held for investment		$1,658,442	$(6,221)	$1,652,221	$(52,943)	$1,599,278

At December 31, 2019:
CRE loans held for investment:
Whole loans, floating-rate (4)(5)	112	$1,768,322	$(7,725)	$1,760,597	$(1,460)	$1,759,137	1M LIBOR plus 2.70% to 1M LIBOR plus 6.25%	January 2020 to October 2023
Mezzanine loan	1	4,700	—	4,700	—	4,700	10.00%	June 2028
Preferred equity investments (see Note 3) (5)(6)(7)	2	26,237	(89)	26,148	—	26,148	11.00% to 11.50%	June 2022 to April 2023
Total CRE loans held for investment		$1,799,259	$(7,814)	$1,791,445	$(1,460)	$1,789,985

(1)

Amounts include unamortized loan origination fees of $6.3 million and $9.1 million and deferred amendment fees of $161,000 and $72,000 at September 30, 2020 and December 31, 2019, respectively. Additionally, the amounts include unamortized loan acquisition costs of $234,000 and $1.3 million at September 30, 2020 and December 31, 2019, respectively.

(2)	Maturity dates exclude contractual extension options, subject to the satisfaction of certain terms that may be available to the borrowers.
(3)

Maturity dates exclude one whole loan, with an amortized cost of $11.5 million, in default at September 30, 2020 and December 31, 2019. The loan was performing in accordance with a forbearance agreement, which expired in June 2020.

(4)	Substantially all loans are pledged as collateral under various borrowings at September 30, 2020 and December 31, 2019.
(5)

Floating-rate CRE whole loans had $84.9 million and $98.0 million in unfunded loan commitments at September 30, 2020 and December 31, 2019, respectively. Preferred equity investments had $2.6 million and $3.0 million in unfunded commitments at September 30, 2020 and December 31, 2019, respectively. These unfunded loan commitments are advanced as the borrowers formally request additional funding and meet certain benchmarks, as permitted under the loan agreement, and any necessary approvals have been obtained.

(6)	The interest rate on the Company’s preferred equity investments each pay at 8.00%. The remaining interest is deferred until maturity.
(7)

Beginning in April 2023, the Company has the right to unilaterally force the sale of Prospect Hackensack’s underlying property. Beginning in June 2022, the Company has the right to unilaterally force the sale of Santa Clarita’s underlying property.

(Back to Index)

(Back to Index)

EXANTAS CAPITAL CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

SEPTEMBER 30, 2020

(unaudited)

The following is a summary of the contractual maturities of the Company’s CRE loans held for investment, at amortized cost (in thousands, except amounts in the footnotes):

Description	2020	2021	2022 and Thereafter	Total
At September 30, 2020:
Whole loans, floating-rate (1)	$165,638	$574,385	$868,672	$1,608,695
Mezzanine loan	—	—	4,700	4,700
Preferred equity investments	—	—	27,310	27,310
Total CRE loans (2)	$165,638	$574,385	$900,682	$1,640,705

Description	2020	2021	2022 and Thereafter	Total
At December 31, 2019:
Whole loans, floating-rate (1)	$319,868	$737,478	$691,747	$1,749,093
Mezzanine loan	—	—	4,700	4,700
Preferred equity investments	—	—	26,148	26,148
Total CRE loans (2)	$319,868	$737,478	$722,595	$1,779,941

(1)

Excludes one whole loan, with an amortized cost of $11.5 million, in default at September 30, 2020 and December 31, 2019. The loan was performing in accordance with a forbearance agreement, which expired in June 2020.

(2)

At September 30, 2020, the amortized costs of the floating-rate CRE whole loans, summarized by contractual maturity assuming full exercise of the extension options, were $31.1 million, $98.5 million and $1.5 billion in 2020, 2021 and 2022 and thereafter, respectively. At December 31, 2019, the amortized costs of the floating-rate CRE whole loans, summarized by contractual maturity assuming full exercise of the extension options, were $105.5 million, $68.0 million and $1.6 billion in 2020, 2021 and 2022 and thereafter, respectively.

At September 30, 2020, approximately 18.0%, 17.9%, and 17.5% of the Company’s CRE loan portfolio was concentrated in the Southeast, Southwest and Mountain regions, respectively, based on carrying value, as defined by the National Council of Real Estate Investment Fiduciaries. At December 31, 2019, approximately 19.5%, 19.4% and 17.6% of the Company’s CRE loan portfolio was concentrated in the Mountain, Southwest and Southeast regions, respectively, based on carrying value. No single loan or investment represented more than 10% of the Company’s total assets and no single investor group generated over 10% of the Company’s revenue.

Principal Paydowns Receivable

Principal paydowns receivable represents loan principal payments that have been received by the Company’s servicers and trustees but have not been remitted to the Company. At September 30, 2020, the Company had $11.0 million of loan principal paydowns receivable, all of which was received in cash by the Company in October 2020. At December 31, 2019, the Company had $19.5 million of loan principal paydowns receivable, all of which was received in cash by the Company in January 2020.

NOTE 6 - FINANCING RECEIVABLES

The following table shows the activity in the allowance for credit losses for the nine months ended September 30, 2020 and year ended December 31, 2019 (in thousands, except amount in the footnotes):

	Nine Months Ended September 30, 2020	Year Ended December 31, 2019
	CRE Loans	CRE Loans (1)
Allowance for credit losses:
Allowance for credit losses at beginning of period	$1,460	$1,401
Adoption of the new accounting guidance	3,032	—
Provision for credit losses (2)	48,451	59
Allowance for credit losses at end of period	$52,943	$1,460

(1)	The Company’s mezzanine loan and preferred equity investments were evaluated individually for impairment during the year ended December 31, 2019 and were determined to have no evidence of impairment.
(2)

Excludes the recovery of credit losses on one bank loan with no amortized cost or carrying value at September 30, 2020 and December 31, 2019 that received a payment of approximately $1,000 during the year ended December 31, 2019.

(Back to Index)

(Back to Index)

EXANTAS CAPITAL CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

SEPTEMBER 30, 2020

(unaudited)

Starting in the first quarter of 2020 and continuing through the second quarter of 2020, expected losses in the portfolio were negatively impacted by higher than expected unemployment and increased volatility in CRE asset pricing and liquidity in connection with the COVID-19 pandemic. In the third quarter of 2020, the Company’s estimated current expected losses improved due to a decline in expected unemployment and projected recoveries in future CRE asset pricing. As a result, during the three and nine months ended September 30, 2020, the Company recorded an $8.1 million reversal of the provision for credit losses and a $48.5 million provision for credit losses, respectively, associated with its CRE loan portfolio.

As discussed in Note 2, loans that exhibit credit quality deterioration are removed from their associated pools and individually evaluated for the purpose of updating the CECL model. During the nine months ended September 30, 2020, the Company individually evaluated a hotel loan in the Northeast region with a $37.9 million principal balance. In the second quarter of 2020, that loan was subject to a forbearance agreement executed in July 2020, however, the Company determined that foreclosure of the loan was probable and that the modification was indicative of a TDR. The loan’s CECL allowance was calculated as the difference between the loan’s amortized cost and the estimated sales value of the property, less estimated costs to sell. At September 30, 2020, the loan had a CECL allowance of $8.0 million.

In June 2020, the Company sold one CRE whole loan note for $17.4 million, which resulted in a realized loss of $1.0 million recorded in the provision for credit losses during the nine months ended September 30, 2020.

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

SEPTEMBER 30, 2020

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

Credit risk profiles of CRE loans at amortized cost were as follows (in thousands, except amounts in footnotes):

	Rating 1	Rating 2	Rating 3	Rating 4	Rating 5	Total (1)
At September 30, 2020:
Whole loans, floating-rate	$—	$673,011	$601,023	$306,032	$40,145	$1,620,211
Mezzanine loan	—	—	4,700	—	—	4,700
Preferred equity investments	—	—	6,268	21,042	—	27,310
Total	$—	$673,011	$611,991	$327,074	$40,145	$1,652,221

At December 31, 2019:
Whole loans, floating-rate	$—	$1,660,274	$96,475	$3,848	$—	$1,760,597
Mezzanine loan (2)	—	4,700	—	—	—	4,700
Preferred equity investments (2)	—	26,148	—	—	—	26,148
Total	$—	$1,691,122	$96,475	$3,848	$—	$1,791,445

(1)	The total amortized cost of CRE loans excluded accrued interest receivable of $8.2 million and $6.7 million at September 30, 2020 and December 31, 2019, respectively.
(2)	The Company’s mezzanine loan and preferred equity investments were evaluated individually for impairment at December 31, 2019.

(Back to Index)

(Back to Index)

EXANTAS CAPITAL CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

SEPTEMBER 30, 2020

(unaudited)

Credit risk profiles of CRE loans by origination year at amortized cost were as follows (in thousands, except amounts in footnotes):

	2020	2019	2018	2017	2016	Prior	Total (1)
At September 30, 2020:
Whole loans, floating-rate: (2)
Rating 2	$138,154	$324,773	$154,973	$55,111	$—	$—	$673,011
Rating 3	43,372	260,440	234,468	45,252	—	17,491	601,023
Rating 4	—	89,722	140,977	66,113	—	9,220	306,032
Rating 5	—	—	—	37,849	—	2,296	40,145
Total whole loans, floating-rate	181,526	674,935	530,418	204,325	—	29,007	1,620,211
Mezzanine loan (rating 3)	—	—	4,700	—	—	—	4,700
Preferred equity investments:
Rating 3	—	6,268	—	—	—	—	6,268
Rating 4	—	—	21,042	—	—	—	21,042
Total preferred equity investments	—	6,268	21,042	—	—	—	27,310
Total	$181,526	$681,203	$556,160	$204,325	$—	$29,007	$1,652,221

	2019	2018	2017	2016	2015	Prior	Total (1)
At December 31, 2019:
Whole loans, floating-rate: (2)
Rating 2	$669,947	$776,078	$202,577	$—	$—	$11,672	$1,660,274
Rating 3	21,593	—	37,008	—	17,471	20,403	96,475
Rating 4	—	—	—	—	3,848	—	3,848
Total whole loans, floating-rate	691,540	776,078	239,585	—	21,319	32,075	1,760,597
Mezzanine loan (rating 2)	—	4,700	—	—	—	—	4,700
Preferred equity investments (rating 2)	5,741	20,407	—	—	—	—	26,148
Total	$697,281	$801,185	$239,585	$—	$21,319	$32,075	$1,791,445

(1)	The total amortized cost of CRE loans excluded accrued interest receivable of $8.2 million and $6.7 million at September 30, 2020 and December 31, 2019, respectively.
(2)	Acquired CRE whole loans are grouped within each loan’s year of issuance.

(Back to Index)

(Back to Index)

EXANTAS CAPITAL CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

SEPTEMBER 30, 2020

(unaudited)

Loan Portfolio Aging Analysis

The following table presents the CRE loan portfolio aging analysis as of the dates indicated for CRE loans at amortized cost (in thousands, except amounts in footnotes):

	30-59 Days (1)	60-89 Days	Greater than 90 Days (2)	Total Past Due	Current	Total Loans Receivable (3)	Total Loans > 90 Days and Accruing (2)
At September 30, 2020:
Whole loans, floating-rate	$37,849	$—	$11,516	$49,365	$1,570,846	$1,620,211	$11,516
Mezzanine loan	—	—	—	—	4,700	4,700	—
Preferred equity investments	—	—	—	—	27,310	27,310	—
Total	$37,849	$—	$11,516	$49,365	$1,602,856	$1,652,221	$11,516

At December 31, 2019:
Whole loans, floating-rate	$—	$—	$11,503	$11,503	$1,749,094	$1,760,597	$11,503
Mezzanine loan	—	—	—	—	4,700	4,700	—
Preferred equity investments	—	—	—	—	26,148	26,148	—
Total	$—	$—	$11,503	$11,503	$1,779,942	$1,791,445	$11,503

(1)

Includes one whole loan on non-accrual status and in default, with an amortized cost of $37.8 million, at September 30, 2020. In July 2020, the Company wrote off $665,000 of accrued interest receivable on this whole loan.

(2)

Includes one whole loan, with an amortized cost of $11.5 million, in default at September 30, 2020 and December 31, 2019. The loan was performing in accordance with a forbearance agreement, which expired in June 2020. During the three and nine months ended September 30, 2020, the Company recognized interest income of $154,000 and $468,000, respectively, on this whole loan. During the three and nine months ended September 30, 2019, the Company recognized interest income of $170,000 and $587,000, respectively, on this whole loan. Accrued interest on this loan has been collected in full.

(3)	The total amortized cost of CRE loans excluded accrued interest receivable of $8.2 million and $6.7 million at September 30, 2020 and December 31, 2019, respectively.

At September 30, 2020 and December 31, 2019, the Company had two and one CRE loans, respectively, in default, including one CRE loan that entered default in the third quarter of 2020, with total amortized costs of $49.4 million and $11.5 million, respectively. In October 2020, an additional CRE loan with an amortized cost of $33.2 million defaulted.

Subsequent to September 30, 2020, the sponsor of the Company’s $6.3 million preferred equity investment in a self-storage CRE property located in Southern California did not make its October and November senior loan debt service payments constituting an event of default under the related senior loan documents. The Company is currently exploring its rights and remedies under its joint venture agreement. The property’s current operational cash flows are considered in the determination of the Company’s CECL reserves at September 30, 2020, and the Company has determined those reserves to be reasonable.

Troubled Debt Restructurings

The following table summarizes the TDRs in the Company’s loan portfolio (dollars in thousands):

	Nine Months Ended September 30, 2020
	Number of Loans	Pre-Modification Outstanding Recorded Balance	Post-Modification Outstanding Recorded Balance
CRE whole loans	2	$56,882	$56,882

During the nine months ended September 30, 2020, the Company entered into 10 extension agreements that had a weighted average period of 10 months and 12 forbearance agreements that had a weighted average period of four months. As of September 30, 2020, 18 borrowers received payment timing relief in connection with these agreements. Two borrowers with formerly forborne interest are now current and nine borrowers continue to perform in accordance with their forbearance agreements at September 30, 2020. One borrower with formerly forborne interest was in default at September 30, 2020.

(Back to Index)

(Back to Index)

EXANTAS CAPITAL CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

SEPTEMBER 30, 2020

(unaudited)

NOTE 7 - INVESTMENT SECURITIES AVAILABLE-FOR-SALE

The following table summarizes the Company’s investment securities available-for-sale, carried at fair value, including those pledged as collateral (in thousands, except amounts in footnotes):

	Amortized Cost (1)	Unrealized Gains	Unrealized Losses	Fair Value (2)
At September 30, 2020:
CMBS, fixed-rate	$2,447	$—	$—	$2,447

	Amortized Cost (1)	Unrealized Gains	Unrealized Losses	Fair Value (2)
At December 31, 2019:
CMBS, fixed-rate	$132,235	$6,596	$(792)	$138,039
CMBS, floating-rate	382,659	995	(979)	382,675
Total	$514,894	$7,591	$(1,771)	$520,714

(1)	The amortized cost of CMBS excluded accrued interest receivable of $88,000 and $1.1 million at September 30, 2020 and December 31, 2019, respectively.
(2)

At December 31, 2019, investment securities available-for-sale with a fair value of $466.9 million were pledged as collateral under related financings. There were no investment securities available-for-sale pledged as collateral at September 30, 2020.

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

During the nine months ended September 30, 2020, the Company incurred losses of $186.1 million on its CMBS portfolio, including realized losses of $180.3 million in connection with the sale of 67 CMBS, with total amortized cost of $401.3 million. The remaining unrealized losses of $5.8 million, which includes a gain of $203,000 that was recorded during the three months ended September 30, 2020, were recorded on two securities that previously had fair values below the amortized cost bases and expected to be sold prior to the recovery of their cost bases with an offsetting charge directly to the amortized cost bases of the securities. Write-offs on these two securities are being recognized in earnings.

During the nine months ended September 30, 2019, the Company sold one CMBS position resulting in proceeds of $638,000 and a realized gain of $4,000.

Prior to the adoption of the CECL standard on January 1, 2020, the Company measured its investment securities available-for-sale for other-than-temporary impairment. The Company recognized no other-than-temporary impairments on the investment securities available-for-sale during the three and nine months ended September 30, 2019.

NOTE 8 - INVESTMENTS IN UNCONSOLIDATED ENTITIES

The Company’s investments in unconsolidated entities at September 30, 2020 and December 31, 2019 comprised a 100% interest in the common shares of RCT I and RCT II with a value of $1.5 million in the aggregate, or 3.0% of each trust. The Company records its investments in RCT I’s and RCT II’s common shares as investments in unconsolidated entities using the cost method, recording dividend income when declared by RCT I and RCT II. During the three and nine months ended September 30, 2020, the Company recorded dividends from its investments in RCT I’s and RCT II’s common shares, reported in other revenue on the consolidated statement of operations, of $19,000 and $62,000, respectively. During the three and nine months ended September 30, 2019, the dividends were $25,000 and $76,000, respectively.

(Back to Index)

(Back to Index)

EXANTAS CAPITAL CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

SEPTEMBER 30, 2020

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

	Principal Outstanding	Unamortized Issuance Costs and Discounts	Outstanding Borrowings	Weighted Average Borrowing Rate	Weighted Average Remaining Maturity	Value of Collateral
At September 30, 2020:
XAN 2019-RSO7 Senior Notes	$450,879	$3,397	$447,482	1.57%	15.6 years	$552,237
XAN 2020-RSO8 Senior Notes	435,743	4,627	431,116	1.58%	14.4 years	522,631
XAN 2020-RSO9 Senior Notes	245,794	4,255	241,539	3.28%	16.6 years	297,032
Unsecured junior subordinated debentures	51,548	—	51,548	4.19%	15.9 years	—
4.50% Convertible Senior Notes	143,750	7,439	136,311	4.50%	1.9 years	—
Senior Unsecured Notes due 2027	50,000	3,642	46,358	12.00%	6.8 years	—
Senior secured financing facility (1)	128,495	5,925	122,570	5.75%	6.8 years	274,559
Total	$1,506,209	$29,285	$1,476,924	2.92%	13.1 years	$1,646,459

	Principal Outstanding	Unamortized Issuance Costs and Discounts	Outstanding Borrowings	Weighted Average Borrowing Rate	Weighted Average Remaining Maturity	Value of Collateral
At December 31, 2019:
XAN 2018-RSO6 Senior Notes	$177,118	$1,352	$175,766	3.17%	15.5 years	$293,890
XAN 2019-RSO7 Senior Notes	575,679	5,007	570,672	3.03%	16.3 years	687,037
Unsecured junior subordinated debentures	51,548	—	51,548	5.90%	16.7 years	—
4.50% Convertible Senior Notes	143,750	10,137	133,613	4.50%	2.6 years	—
8.00% Convertible Senior Notes	21,182	9	21,173	8.00%	15 days	—
CRE - term warehouse financing facilities (2)	547,619	2,714	544,905	3.71%	1.2 years	705,221
CMBS - short term repurchase agreements (3)	374,900	—	374,900	2.87%	21 days	484,398
Total	$1,891,796	$19,219	$1,872,577	3.45%	7.4 years	$2,170,546

(1)	Includes $1.7 million of deferred debt issuance costs on CRE - term warehouse financing facilities at September 30, 2020 that were paid off.
(2)	Principal outstanding includes accrued interest payable of $810,000 at December 31, 2019. There was no accrued interest payable at September 30, 2020.
(3)	Principal outstanding includes accrued interest payable of $470,000 at December 31, 2019. There was no accrued interest payable at September 30, 2020.

Securitizations

The following table sets forth certain information with respect to the Company’s consolidated securitizations at September 30, 2020 (in thousands, except amount in footnotes):

	Closing Date	Maturity Date	End of Designated Principal Reinvestment Period (1)	Total Note Paydowns Received from Closing Date through September 30, 2020
XAN 2019-RSO7	April 2019	April 2036	April 2022	$134,932
XAN 2020-RSO8	March 2020	March 2035	March 2023	$—
XAN 2020-RSO9 (2)	September 2020	April 2037	N/A	$—

(1)

The designated principal reinvestment period is the period in which principal repayments can be utilized to purchase loans held outside of the respective securitization that represent the funded commitments of existing collateral in the respective securitization that were not funded as of the date the respective securitization was closed.

(2)

A designated principal reinvestment period is excluded from the terms of Exantas Capital Corp. 2020-RSO9, Ltd.’s (“XAN 2020-RSO9”) indenture. XAN 2020-RSO9 includes a future advances reserve account of $21.3 million to fund unfunded commitments, which is reported in restricted cash on the consolidated balance sheet.

(Back to Index)

(Back to Index)

EXANTAS CAPITAL CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

SEPTEMBER 30, 2020

(unaudited)

The investments held by the Company’s securitizations collateralize the securitizations’ borrowings and, as a result, are not available to the Company, its creditors, or stockholders. All senior notes and preferred shares of the securitizations held by the Company at September 30, 2020 and December 31, 2019 were eliminated in consolidation.

XAN 2018-RSO6

In June 2018, the Company closed Exantas Capital Corp. 2018-RSO6, Ltd. (“XAN 2018-RSO6”), a $514.2 million CRE debt securitization transaction that provided financing for transitional CRE loans. In September 2020, the Company executed the optional liquidation of XAN 2018-RSO6, and all of the outstanding senior notes were paid off from the sales proceeds of certain of the securitization’s assets.

XAN 2020-RSO9

In September 2020, the Company closed XAN 2020-RSO9, a $297.0 million CRE debt securitization transaction that provided financing for CRE loans. XAN 2020-RSO9 issued a total of $245.8 million of non-recourse, floating-rate notes to third parties at par. Additionally, RCC RE retained 100% of the Class E and Class F notes and a subsidiary of RCC RE retained 100% of the outstanding preference shares. The notes purchased by RCC RE are subordinated in right of payment to all other senior notes issued by XAN 2020-RSO9, but are senior in right of payment to the preference shares. The preference shares are subordinated in right of payment to all other securities issued by XAN 2020-RSO9.

At closing, the senior notes issued to investors consisted of the following classes: (i) $158.9 million of Class A notes bearing interest at one-month LIBOR plus 2.50%, increasing to 2.75% in June 2024; (ii) $26.7 million of Class A-S notes bearing interest at one-month LIBOR plus 3.50%, increasing to 3.75% in July 2025; (iii) $16.7 million of Class B notes bearing interest at one-month LIBOR plus 3.90%, increasing to 4.40% in July 2025; (iv) $20.8 million of Class C notes bearing interest at one-month LIBOR plus 4.25%, increasing to 4.75% in August 2025; and (v) $22.7 million of Class D notes bearing interest at one-month LIBOR plus 5.50%, increasing to 6.00% in August 2025.

All of the notes issued mature in April 2037, although the Company has the right to call the notes anytime after September 2022.

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

The following table summarizes the 4.50% Convertible Senior Notes at September 30, 2020 (dollars in thousands, except the conversion prices and amounts in the footnotes):

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

(2)	During the three and nine months ended September 30, 2020 and 2019 the effective interest rate for the 4.50% Convertible Senior Notes was 7.43%.
(3)

Represents the number of shares of common stock per $1,000 principal amount of the 4.50% Convertible Senior Notes’ principal outstanding, subject to adjustment as provided in the Third Supplemental Indenture (the “4.50% Convertible Senior Notes Indenture”).

(4)

The conversion rate and conversion price of the 4.50% Convertible Senior Notes at September 30, 2020 are adjusted to reflect quarterly cash distributions in excess of a $0.10 distribution threshold, as defined in the 4.50% Convertible Senior Notes Indenture.

The 4.50% Convertible Senior Notes are convertible at the option of the holder at any time up until one business day before the respective maturity date and may be settled in cash, the Company’s common stock or a combination of cash and the Company’s common stock, at the Company’s election. The Company may not redeem the 4.50% Convertible Senior Notes prior to maturity. The closing price of the Company’s common stock was $2.09 on September 30, 2020, which did not exceed the conversion price of its 4.50% Convertible Senior Notes at September 30, 2020.

(Back to Index)

(Back to Index)

EXANTAS CAPITAL CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

SEPTEMBER 30, 2020

(unaudited)

Senior Unsecured Notes

12.00% Senior Unsecured Notes Due 2027

On July 31, 2020, the Company entered into a Note and Warrant Purchase Agreement (the “Note and Warrant Purchase Agreement”) with Oaktree Capital Management, L.P. (“Oaktree”) and Massachusetts Mutual Life Insurance Company (“MassMutual”) pursuant to which the Company may issue to Oaktree and MassMutual from time to time up to $125.0 million aggregate principal amount of 12.00% senior unsecured notes due 2027 (the “Senior Unsecured Notes due 2027”). The Senior Unsecured Notes due 2027 have an annual interest rate of 12.00%, payable up to 3.25% (at the election of the Company) as pay-in-kind interest and the remainder as cash interest. On July 31, 2020, the Company issued to Oaktree $42.0 million aggregate principal amount of the Senior Unsecured Notes due 2027. In addition, on July 31, 2020, the Company issued to MassMutual $8.0 million aggregate principal amount of the Senior Unsecured Notes due 2027. The Company recorded a discount of $3.1 million (the offset of which was recorded in additional paid-in capital) on the Senior Unsecured Notes due 2027 that reflects the difference between the proceeds received less the fair value of the notes as if they were issued without the detachable warrants. The market discounts and deferred debt issuance costs are amortized into interest expense on the consolidated statements of operations on an effective interest basis over the period ending in July 2027. The effective interest rate is 13.65%. At any time and from time to time prior to January 31, 2022, the Company may elect to issue to Oaktree and MassMutual up to $75.0 million aggregate principal amount of additional Senior Unsecured Notes due 2027.

The Note and Warrant Purchase Agreement contains events of default, subject to certain materiality thresholds and grace periods.

(Back to Index)

(Back to Index)

EXANTAS CAPITAL CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

SEPTEMBER 30, 2020

(unaudited)

Senior Secured Financing Facility, Term Warehouse Financing Facilities and Repurchase Agreements

Borrowings under the Company’s senior secured financing facility, term warehouse facilities and repurchase agreements are guaranteed by the Company or one or more of its subsidiaries. The following table sets forth certain information with respect to the Company’s senior secured financing and term warehouse financing facilities and repurchase agreements (dollars in thousands, except amounts in footnotes):

	September 30, 2020				December 31, 2019
	Outstanding Borrowings	Value of Collateral	Number of Positions as Collateral	Weighted Average Interest Rate	Outstanding Borrowings (1)	Value of Collateral	Number of Positions as Collateral	Weighted Average Interest Rate
Senior Secured Financing Facility
Massachusetts Mutual Life Insurance Company (2)	$122,570	$274,559	16	5.75%	$—	$—	—	—%

CRE - Term Warehouse Financing Facilities
Wells Fargo Bank, N.A. (3)	—	—	—	—%	225,217	291,903	28	3.70%
Barclays Bank PLC (4)	—	—	—	—%	111,881	145,035	14	3.99%
JPMorgan Chase Bank, N.A. (5)	—	—	—	—%	207,807	268,283	17	3.56%

CMBS - Short-Term Repurchase Agreements
Deutsche Bank Securities Inc.	—	—	—	—%	37,141	57,331	6	3.13%
JP Morgan Securities LLC	—	—	—	—%	33,703	42,075	13	2.87%
Barclays Capital Inc.	—	—	—	—%	87,643	112,939	7	2.82%
RBC Capital Markets, LLC	—	—	—	—%	34,829	47,081	5	2.96%
RBC (Barbados) Trading Bank Corporation	—	—	—	—%	181,584	224,972	30	2.82%
Total	$122,570	$274,559			$919,805	$1,189,619

(1)	Outstanding borrowings include accrued interest payable.
(2)

Includes $4.2 million of deferred debt issuance costs at September 30, 2020 on the senior secured financing facility. Additionally, includes $1.7 million of deferred debt issuance costs at September 30, 2020 on the CRE - term warehouse financing facilities that were paid off.

(3)

Includes $607,000 of deferred debt issuance costs at December 31, 2019. The deferred debt issuance costs of the CRE - term warehouse financing facilities were reported with outstanding borrowings on the senior secured financing facility at September 30, 2020 (refer to footnote (2)).

(4)

Includes $817,000 of deferred debt issuance costs at December 31, 2019. The deferred debt issuance costs of the CRE - term warehouse financing facilities were reported with outstanding borrowings on the senior secured financing facility at September 30, 2020 (refer to footnote (2)).

(5)

Includes $1.3 million of deferred debt issuance costs at December 31, 2019. The deferred debt issuance costs of the CRE - term warehouse financing facilities were reported with outstanding borrowings on the senior secured financing facility at September 30, 2020 (refer to footnote (2)).

Senior Secured Financing Facility

On July 31, 2020, an indirect, wholly owned subsidiary (“Holdings”), along with its direct wholly owned subsidiary (the “Borrower”), of the Company entered into a $250.0 million Loan and Servicing Agreement (the “MassMutual Loan Agreement”) with MassMutual and the other lenders party thereto (the “Lenders”). The asset-based revolving loan facility (the “MassMutual Facility”) provided under the MassMutual Loan Agreement will be used to finance the Company’s core CRE lending business. The MassMutual Facility has an interest rate of 5.75% per annum payable monthly. The MassMutual Facility matures on July 31, 2027. The Company paid a commitment fee as well as other reasonable closing costs. The loans under the MassMutual Facility are available for drawing during the first two years of the MassMutual Facility (the “Availability Period”). During the Availability Period, an unused commitment fee of 0.50% per annum (payable monthly) on unused commitments under the MassMutual Loan Agreement is payable for each day on which less than 75% of the total commitment is drawn.

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

(Back to Index)

(Back to Index)

EXANTAS CAPITAL CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

SEPTEMBER 30, 2020

(unaudited)

In September 2020, the MassMutual Loan Agreement was amended pursuant to which (i) the initial portfolio assets were revised and an agreed advance rate for each initial portfolio asset (each, an “Initial Portfolio Asset Advance Rate”) was set, and (ii) the revolving loan facility under the MassMutual Loan Agreement was amended to require the initial lender (currently MassMutual) to provide a specific advance rate for any future eligible portfolio assets and to limit the aggregate total amount of advances outstanding at any time to both the total facility amount and, in lieu of a 55% LTV, a borrowing base as of any required date of determination equal to the sum of, in each case, the product of the advance rate for such eligible portfolio asset (including in respect of the initial portfolio assets, the applicable Initial Portfolio Asset Advance Rate therefor) and the then determined value of such eligible portfolio asset.

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

CRE - Term Warehouse Financing Facilities

In July 2018, a wholly-owned subsidiary of the Company entered into an amended and restated master repurchase agreement (the “2018 Facility”), originally executed in February 2012, with Wells Fargo Bank, N.A. (“Wells Fargo”) to finance the origination of CRE loans. In May 2020, Wells Fargo revised the minimum equity financial covenant required of the Company as of March 31, 2020 and provided a framework to avoid credit-based markdowns for approximately four months, ending September 4, 2020. In July 2020 and September 2020, the maturity date of the 2018 Facility was extended to September 3, 2020 and October 3, 2020, respectively. In October 2020, the 2018 Facility was amended, at the Company’s request, to reduce the 2018 Facility’s maximum amount from $400.0 million to $250.0 million, extend the funding expiration date and revise covenant definitions so that credit losses are determined in accordance with a risk rating-based methodology. In connection with the amendment of the 2018 Facility, the Company exercised the first of three options to extend the termination date for a one year period thereby extending the maturity date to October 2, 2021.

In April 2018, a wholly-owned subsidiary of the Company entered into a master repurchase agreement (the “Barclays Facility”) with Barclays Bank PLC (“Barclays”) to finance the origination of CRE loans. In connection with the Barclays Facility, the Company entered into a guaranty agreement (the “Barclays Guaranty”) pursuant to which the Company fully guaranteed all payments and performance under the Barclays Facility. In May 2020, the Company entered into an amendment to the Barclays Guaranty that revised its minimum equity financial covenant as of March 1, 2020. Barclays also provided a framework to avoid credit-based markdowns for approximately four months, ending August 31, 2020. In October 2020, the Company entered into an amendment to the Barclays Guaranty that revised a covenant definition so that credit losses are determined in accordance with a risk rating-based methodology.

In October 2018, an indirect wholly-owned subsidiary of the Company entered into a master repurchase agreement (the “JPMorgan Chase Facility”) with JPMorgan Chase Bank, N.A. (“JPMorgan Chase”) to finance the origination of CRE loans. In connection with the JPMorgan Chase Facility, the Company entered into a guarantee agreement (the “JPMorgan Chase Guarantee”) pursuant to which the Company fully guaranteed all payments and performance under the JPMorgan Chase Facility. In May 2020, the Company entered into an amendment to the JPMorgan Chase Guarantee that revised its minimum equity financial covenant as of February 29, 2020. In October 2020, the Company entered into an amendment to the JPMorgan Chase Guarantee that revised a covenant definition so that credit losses are determined in accordance with a risk rating-based methodology.

The Company was in compliance with all of its covenants at September 30, 2020.

CMBS - Short-Term Repurchase Agreements

The COVID-19 pandemic produced material and previously unforeseeable liquidity shocks in credit markets causing significant declines in the pricing of the Company’s investment securities available-for-sale that were collateral for the Company’s CMBS short-term repurchase facilities (see Note 7). As a result, in March 2020, the Company received written notices from RBC Capital Markets, LLC, RBC (Barbados) Trading Bank Corporation and Deutsche Bank Securities Inc. alleging that events of default had occurred under the Company’s associated repurchase agreements as a result of not meeting certain margin calls. These notices were subsequently either withdrawn or rescinded. The Company had no outstanding balances on its CMBS - short-term repurchase agreements.
(Back to Index)

(Back to Index)

EXANTAS CAPITAL CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

SEPTEMBER 30, 2020

(unaudited)

Contractual maturity dates of the Company’s borrowings’ principal outstanding by category and year are presented in the table below (in thousands):

	Total	2020	2021	2022	2023	2024 and Thereafter
At September 30, 2020:
CRE securitizations	$1,132,416	$—	$—	$—	$—	$1,132,416
Unsecured junior subordinated debentures	51,548	—	—	—	—	51,548
4.50% Convertible Senior Notes	143,750	—	—	143,750	—	—
Senior Unsecured Notes due 2027	50,000	—	—	—	—	50,000
Senior secured financing facility	128,495	—	—	—	—	128,495
Total	$1,506,209	$—	$—	$143,750	$—	$1,362,459

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

At September 30, 2020, the Company had 4.8 million shares of Series C Preferred Stock outstanding, with a weighted average issuance price, excluding offering costs, of $25.00.

In March 2016, the Board of Directors (“Board”) approved a securities repurchase program for up to $50.0 million of its outstanding securities. During the three and nine months ended September 30, 2020 and 2019, the Company did not repurchase any shares of its common or preferred stock through this program. At September 30, 2020, $44.9 million remains available under this repurchase plan. In November 2020, the Board authorized and approved the continued use of the Company’s existing share repurchase program in order to repurchase up to $20.0 million of the currently outstanding shares of the Company’s common stock over the next two quarters. Additionally, the Board authorized the Company to enter into written trading plans under Rule 10b5-1 of the Securities Exchange Act of 1934.

In connection with the Note and Warrant Purchase Agreement, as discussed in Note 9, the Senior Unsecured Notes due 2027 give Oaktree and MassMutual warrants to purchase an aggregate of up to 3.5 million shares of common stock at an exercise price of $0.01 per share, subject to certain potential adjustments. On July 31, 2020, concurrently with the issuance of the Senior Unsecured Noted due 2027, the Company issued to Oaktree warrants to purchase 1.2 million shares of common stock for an aggregate purchase price of $42.0 million and issued to MassMutual warrants to purchase 224,000 shares of common stock for an aggregate purchase price of $8.0 million. The warrants are recorded in additional paid-in capital on the consolidated balance sheet at their fair value of $3.1 million at issuance. At any time and from time to time prior to January 31, 2022, the Company may elect to issue to Oaktree and MassMutual warrants to purchase an additional 2.1 million shares of the common stock for a purchase price equal to the principal amount of the additional Senior Unsecured Notes due 2027 being issued. The warrants are immediately exercisable on issuance and expire seven years from the issuance date. The warrants can be exercised with cash or as a net exercise.

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

(Back to Index)

(Back to Index)

EXANTAS CAPITAL CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

SEPTEMBER 30, 2020

(unaudited)

The following table summarizes the Company’s restricted common stock transactions:

	Non-Employee Directors	Non- Employees (1)	Total
Unvested shares at January 1, 2020	24,558	396,404	420,962
Issued	64,953	177,766	242,719
Vested	(54,678)	(544,182)	(598,860)
Forfeited	—	(29,988)	(29,988)
Unvested shares at September 30, 2020	34,833	—	34,833

(1)

Non-employees were employees of C-III or Resource America, Inc. (“Resource America”) from January 1, 2020 to July 31, 2020. On July 31, 2020, the Company’s management contract was purchased from the Prior Manager by the Manager in the ACRES acquisition. See Note 1.

On July 31, 2020, all unvested restricted stock awards were accelerated upon the close of the ACRES acquisition.

The fair values at grant date of the shares of restricted common stock granted to non-employees during the nine months ended September 30, 2020 and 2019 was $2.1 million and $2.0 million, respectively. The fair values at grant date of shares of restricted common stock issued to the Company’s eight non-employee directors that served at any time during the nine months ended September 30, 2020 and 2019, respectively, were $255,000 and $300,000, respectively.

The following table summarizes the status of the Company’s vested stock options at September 30, 2020:

Vested Options	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Vested at January 1, 2020	10,000	$25.60
Vested	—	—
Exercised	—	—
Forfeited	—	—
Expired	—	—
Vested at September 30, 2020	10,000	$25.60	0.62	$—

There were no options granted during the nine months ended September 30, 2020 or 2019. The outstanding stock options have contractual terms of ten years and will expire in 2021.

The components of equity compensation expense for the periods presented are as follows (in thousands):

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2020	2019	2020	2019
Restricted shares granted to non-employees (1)	$1,761	$489	$2,855	$1,438
Restricted shares granted to non-employee directors	144	63	263	209
Total	$1,905	$552	$3,118	$1,647

(1)	Non-employees were employees of C-III or Resource America.

Under the Company’s management agreement, incentive compensation is paid quarterly. Up to 75% of the incentive compensation is paid in cash and at least 25% is paid in the form of an award of common stock, recorded in management fees on the consolidated statements of operations. No incentive compensation was paid to the either Prior Manager or the Manager for the three and nine months ended September 30, 2020. During the three and nine months ended September 30, 2019, the Company recorded incentive compensation payable to the Prior Manager of $441,000 and $606,000, respectively, of which $331,000 and $455,000, respectively, was paid in cash and $110,000 and $151,000, respectively, representing 9,692 and 13,307 shares, respectively, was paid in common stock.

All equity awards, apart from incentive compensation under the management agreement, are discretionary in nature and subject to approval by the compensation committee of the Board. In October and November 2020, the Compensation Committee and the Board created parameters for equity awards, whereby they are no longer discretionary but are now based upon key performance hurdles tied to the common stock’s book value.

(Back to Index)

(Back to Index)

EXANTAS CAPITAL CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

SEPTEMBER 30, 2020

(unaudited)

NOTE 12 - EARNINGS PER SHARE

The following table presents a reconciliation of basic and diluted earnings (losses) per common share for the periods presented (dollars in thousands, except per share amounts):

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2020	2019	2020	2019
Net income (loss) from continuing operations	$8,159	$12,620	$(221,762)	$29,793
Net income allocated to preferred shares	(2,588)	(2,588)	(7,763)	(7,763)
Net income (loss) from continuing operations allocable to common shares	5,571	10,032	(229,525)	22,030
Net loss from discontinued operations, net of tax	—	(63)	—	(212)
Net income (loss) allocable to common shares	$5,571	$9,969	$(229,525)	$21,818

Weighted average number of common shares outstanding:
Weighted average number of common shares outstanding - basic	31,950,338	31,445,492	31,761,442	31,421,294
Weighted average number of warrants outstanding (1)	943,478	—	316,788
Total weighted average number of common shares outstanding - basic	32,893,816	31,445,492	32,078,230	31,421,294
Effect of dilutive securities - unvested restricted stock	5,046	269,263	—	213,077
Weighted average number of common shares outstanding - diluted	32,898,862	31,714,755	32,078,230	31,634,371

Net income (loss) per common share - basic:
Continuing operations	$0.17	$0.32	$(7.16)	$0.70
Discontinued operations	—	—	—	(0.01)
Net income (loss) per common share - basic	$0.17	$0.32	$(7.16)	$0.69
Net income (loss) per common share - diluted:
Continuing operations	$0.17	$0.31	$(7.16)	$0.70
Discontinued operations	—	—	—	(0.01)
Net income (loss) per common share - diluted	$0.17	$0.31	$(7.16)	$0.69

(1)	See Note 10 for further details regarding the warrants.

For the 4.50% Convertible Senior Notes, the Company has the intent and ability to settle the principal amount in cash and intends to settle the conversion feature for the amount above the conversion price, or the conversion spread, if any, in common stock. The Company uses the treasury stock method for calculating any potential dilutive effect of the conversion spread on diluted EPS, if applicable. The conversion spread will have a dilutive impact on diluted EPS when the average market price of the Company’s common stock for a given period exceeds the conversion price of the 4.50% Convertible Senior Notes. For the nine months ended September 30, 2020, the average market price of the Company’s common stock did not exceed the conversion price of the 4.50% Convertible Senior Notes and for the nine months ended September 30, 2019 the average market price of the Company’s common stock did not exceed the conversion price of the 4.50% Convertible Senior Notes and 8.00% Convertible Senior Notes and as such the convertible senior notes have been excluded from the computation of diluted EPS. The conversion rate and conversion price for the 4.50% Convertible Senior Notes are described further in Note 9.

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

SEPTEMBER 30, 2020

(unaudited)

The Company’s 2020 distributions are, and will be, determined by the Board, which will also consider the composition of any distributions declared, including the option of paying a portion in cash and the balance in additional shares of common stock.

For the quarter ended September 30, 2020, the Company declared and subsequently paid its Series C Preferred Stock distributions, including all 2020 distributions in arrears, or $1.62 per share. It did not pay any common share distributions for the quarter ended September 30, 2020. For the quarter ended September 30, 2019, the Company declared and subsequently paid distributions of $0.25 per common share and $0.54 per share of its Series C Preferred Stock.

The following tables present distributions declared (on a per share basis) for the nine months ended September 30, 2020 and the year ended December 31, 2019:

	Common Stock
	Date Paid	Total Distributions Paid	Distributions Per Share
		(in thousands)
2019
December 31	January 28, 2020	$8,767	$0.275
September 30	October 25	$7,967	$0.25
June 30	July 26	$7,172	$0.225
March 31	April 26	$6,373	$0.20

	Series C Preferred Stock
	Date Paid	Total Distributions Paid	Distributions Per Share
	(in thousands)
2020
March 31, June 30 and September 30	October 30	$7,763	$1.617189
2019
December 31	January 30, 2020	$2,587	$0.539063
September 30	October 30	$2,588	$0.539063
June 30	July 30	$2,587	$0.539063
March 31	April 30	$2,588	$0.539063

NOTE 14 - ACCUMULATED OTHER COMPREHENSIVE (LOSS) INCOME

The following table presents the changes in each component of accumulated other comprehensive (loss) income for the nine months ended September 30, 2020 (in thousands):

	Net Unrealized (Loss) Gains on Derivatives	Net Unrealized Gain (Loss) on Investment Securities Available-for-Sale without an Allowance for Credit Losses	Accumulated Other Comprehensive (Loss) Income
Balance at January 1, 2020	$(3,999)	$5,820	$1,821
Other comprehensive loss before reclassifications	(7,233)	(191,283)	(198,516)
Amounts reclassified from accumulated other comprehensive income (1)	788	185,463	186,251
Balance at September 30, 2020	$(10,444)	$—	$(10,444)

(1)

Amounts reclassified from accumulated other comprehensive income are reclassified to interest expense and net realized and unrealized gain (loss) on investment securities available-for-sale and loans and derivatives on the Company’s consolidated statements of operations.

(Back to Index)

(Back to Index)

EXANTAS CAPITAL CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

SEPTEMBER 30, 2020

(unaudited)

NOTE 15 - RELATED PARTY TRANSACTIONS

Management Agreement

On July 31, 2020, the Company entered into a Fourth Amended and Restated Management Agreement (the “Management Agreement”) with the Manager. Under the amended Management Agreement, the Manager replaced the Prior Manager as the Company’s external manager. The terms of the Management Agreement are substantially the same as the terms of the previous management agreement, except for the following terms:

•	Term. The term of the Management Agreement ends on July 31, 2023;
•

Board designation rights. During the term of the Management Agreement, the Manager has the right to designate not less than two nominees for election to the Board, each of whom shall be required to resign in certain circumstances;

•	Termination fee. A termination fee is payable to the Manager upon the Manager’s termination of the Management Agreement due to default by the Company;
•	Compensation. A minimum monthly amount of $442,000 is included in the base management fee payable by the Company to the Manager covering the period through July 31, 2022; and
•

Definition of “incentive compensation.” A revised calculation of “incentive compensation,” with respect to each fiscal quarter commencing with the quarter ending December 31, 2022, was added to the Management Agreement. Generally, it provides that the incentive compensation fees are calculated based on 20% of the amount of the Company’s Core Earnings (as defined in the Management Agreement) in excess of a 7% return on the Company’s Book Value Equity (as defined in the Management Agreement); provided, however, that in no event will an incentive compensation fee be paid unless Core Earnings (as defined in the Management Agreement) for the 12 most recently completed calendar quarters (or such lesser number of completed calendar quarters from September 30, 2022) in the aggregate is greater than zero.

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

Effective on July 31, 2020, the Company has a Management Agreement with the Manager pursuant to which the Manager provides the day-to-day management of the Company’s operations and receives management fees. For the three and nine months ended September 30, 2020, the Manager earned base management fees of approximately $898,000. No incentive compensation was earned for the three and nine months ended September 30, 2020. At September 30, 2020, $442,000 of base management fees were payable by the Company to the Manager. There was no incentive compensation payable at September 30, 2020. The Manager and its affiliates provided the Company with a Chief Financial Officer and a sufficient number of additional accounting, finance, tax and investor relations professionals. The Company reimbursed the Manager’s expenses for (a) the wages, salaries and benefits of the Chief Financial Officer, and (b) a portion of the wages, salaries and benefits of accounting, finance, tax and investor relations professionals, in proportion to such personnel’s percentage of time allocated to the Company’s operations. The Company reimbursed out-of-pocket expenses and certain other costs incurred by the Manager that related directly to the Company’s operations. For the three and nine months ended September 30, 2020, the Company reimbursed the Manager $432,000 for all such compensation and costs. At September 30, 2020, the Company had payables to the Manager pursuant to the Management Agreement totaling approximately $619,000 related to such compensation and costs. The Company’s base management fee payable and expense reimbursements payable were recorded in management fee payable and accounts payable and other liabilities on the consolidated balance sheet, respectively.

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

(Back to Index)

(Back to Index)

EXANTAS CAPITAL CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

SEPTEMBER 30, 2020

(unaudited)

During the three and nine months ended September 30, 2020, the Company recorded interest income of $62,000 on the ACRES Loan in other income on the consolidated statements of operations. At September 30, 2020, the ACRES Loan had a principal balance and accrued interest receivable of $12.0 million and $30,000, respectively, recorded in loan receivable - related party and accrued interest receivable, respectively, on the consolidated balance sheet.

At September 30, 2020, the Company retained equity in one securitization entity that was structured for the Company by the Manager. Under the Management Agreement, the Manager was not separately compensated by the Company for executing this transaction and was not separately compensated for managing the securitization entity and its assets.

Relationship with ACRES Capital Servicing LLC. Under the MassMutual Loan Agreement, ACRES Capital Servicing LLC (“ACRES Capital Servicing”), an affiliate of ACRES Capital Corp. and the Manager, serves as the portfolio servicer. Additionally, ACRES Capital Servicing serves as special servicer of XAN 2020-RSO9. During the three and nine months ended September 30, 2020, ACRES Capital Servicing received no portfolio servicing fees or special servicing fees.

Relationship with C-III and certain of its Subsidiaries

Relationship with C-III and Certain of its Subsidiaries. The Prior Manager was a wholly-owned subsidiary of Resource America, which is a wholly-owned subsidiary of C-III. C-III is indirectly controlled and partially owned by Island Capital Group LLC (“Island Capital”). Effective July 31, 2020, in connection with the ACRES acquisition, Andrew L. Farkas, the managing member of Island Capital and the chairman and chief executive officer of C-III, resigned his position as the Company’s Chairman. In addition, Robert C. Lieber and Matthew J. Stern, each executive managing directors of both C-III and Island Capital, resigned their positions as the Company’s Chief Executive Officer and President, respectively. Lastly, Jeffrey P. Cohen, president of C-III and Island Capital, resigned his position as a member of the Board. Those officers and the Company’s other executive officers were also officers of the Company’s Prior Manager, Resource America, C-III and/or affiliates of those companies. Prior to September 8, 2020, a non-employee director of the Company held the position of Executive Vice President at Resource America.

Prior to July 31, 2020, the Company had a management agreement with the Prior Manager pursuant to which the Prior Manager provided the day-to-day management of the Company’s operations and received substantial fees. For the three and nine months ended September 30, 2020, the Prior Manager earned base management fees of approximately $385,000 and $3.8 million, respectively. For the three and nine months ended September 30, 2019, the Prior Manager earned base management fees of approximately $2.1 million and $6.3 million, respectively. No incentive compensation was earned for the three and nine months ended September 30, 2020. For the three and nine months ended September 30, 2019, the Prior Manager earned incentive compensation of approximately $441,000 and $606,000, respectively, of which $331,000 was payable in cash and approximately $110,000 was payable in common stock at September 30, 2019. At September 30, 2020, there was no base management fees payable by the Company to the Prior Manager. At December 31, 2019, $701,000 of base management fees were payable by the Company to the Prior Manager. There was no incentive compensation payable at September 30, 2020 and December 31, 2019. The Prior Manager and its affiliates provided the Company with a Chief Financial Officer and a sufficient number of additional accounting, finance, tax and investor relations professionals. The Company reimbursed the Prior Manager’s and its affiliates’ expenses for (a) the wages, salaries and benefits of the Chief Financial Officer, (b) a portion of the wages, salaries and benefits of accounting, finance, tax and investor relations professionals, in proportion to such personnel’s percentage of time allocated to the Company’s operations, and (c) personnel principally devoted to the Company’s ancillary operating subsidiaries. The Company reimbursed out-of-pocket expenses and certain other costs incurred by the Prior Manager and its affiliates that related directly to the Company’s operations. For the three and nine months ended September 30, 2020, the Company reimbursed the Prior Manager $727,000 and $4.0 million, respectively, for all such compensation and costs. For the three and nine months ended September 30, 2019, the Company reimbursed the Prior Manager $1.0 million and $3.2 million, respectively, for all such compensation and costs. At December 31, 2019, the Company had payables to Resource America and its subsidiaries pursuant to the management agreement totaling approximately $1.1 million. The Company’s base management fee payable and expense reimbursements payable were recorded in management fee payable and accounts payable and other liabilities on the consolidated balance sheet, respectively.

In July 2020, ACRES and the Company entered into agreements with Resource America pursuant to which Resource America provides office space and other office-related services as well as performs an internal audit program. During the three and nine months ended September 30, 2020, the Company incurred $40,000 of expenses in connection with these agreements. In September 2020, the agreements were transferred to Resource Real Estate Opportunity REIT, Inc. (“Resource Real Estate Opportunity REIT”).

At September 30, 2020, the Company retained equity in five securitization entities that were structured for the Company by the Prior Manager, although three of the securitization entities had been substantially liquidated as of September 30, 2020. Under the management agreement, the Prior Manager was not separately compensated by the Company for executing these transactions and was not separately compensated for managing the securitization entities and their assets.

(Back to Index)

(Back to Index)

EXANTAS CAPITAL CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

SEPTEMBER 30, 2020

(unaudited)

Relationship with Resource Real Estate, LLC. Resource Real Estate, LLC (“Resource Real Estate”), an indirect wholly-owned subsidiary of Resource America and C-III, originated, financed and managed the Company’s CRE loan portfolio until the ACRES acquisition on July 31, 2020. The Company reimbursed Resource Real Estate for loan origination costs associated with all loans originated. At December 31, 2019, the Company had receivables from Resource Real Estate for loan deposits of $101,000. There were no receivables from Resource Real Estate for loan deposits at September 30, 2020.

Resource Real Estate served as special servicer for the following liquidated real estate securitization transactions, which provided financing for CRE loans: (i) Resource Capital Corp. 2014-CRE2, Ltd., a $353.9 million securitization that closed in July 2014 and liquidated in August 2017; (ii) Resource Capital Corp. 2015-CRE3, Ltd., a $346.2 million securitization that closed in February 2015 and liquidated in August 2018; (iii) Resource Capital Corp. 2015-CRE4, Ltd., a $312.9 million securitization that closed in August 2015 and liquidated in July 2018; and (iv) Resource Capital Corp. 2017-CRE5, Ltd. (“RCC 2017-CRE5”), a $376.7 million securitization that closed in July 2017 and liquidated in July 2019. Resource Real Estate also served as special servicer for Exantas Capital Corp. 2020-RSO8, Ltd., a $522.6 million securitization that closed in March 2020. Resource Real Estate did not earn any special servicing fees during the three and nine months ended September 30, 2020 and 2019.

Relationship with C-III Commercial Mortgage and C3AM. In May 2019, RCC RE entered into a Mortgage Loan Sale and Purchase Agreement (the “May 2019 Loan Acquisition Agreement”) with C-III Commercial Mortgage LLC (“C-III Commercial Mortgage”), a wholly-owned subsidiary of C-III, that provided for the acquisition by RCC RE of certain CRE loans on a servicing-released basis at par, plus accrued and unpaid interest on each loan for an aggregate purchase price of $197.6 million. In accordance with the terms of the May 2019 Loan Acquisition Agreement, C-III Commercial Mortgage retains its title to all exit fees in excess of 0.50% of the outstanding principal balance. During the nine months ended September 30, 2020, C-III Commercial Mortgage earned exit fees of $32,000. C-III Commercial Mortgage did not earn any exit fees during the three months ended September 30, 2020 nor during the three and nine months ended September 30, 2019. The Company had no outstanding payables to C-III Commercial Mortgage at September 30, 2020 and December 31, 2019.

C3AM served as the primary servicer for the CRE loans acquired in the May 2019 Loan Acquisition Agreement and for the CRE loans collateralizing RCC 2017-CRE5, XAN 2018-RSO6, a $514.2 million securitization that closed in June 2018 and liquidated in September 2020, and Exantas Capital Corp. 2019-RSO7, Ltd. (“XAN 2019-RSO7”), a $687.2 million securitization that closed in April 2019. C3AM served as special servicer for C40, XAN 2018-RSO6 and XAN 2019-RSO7, under which it received a base special servicing fee. During the three and nine months ended September 30, 2019, C3AM earned approximately $161,000 and $424,000, respectively, in servicing fees. The Company had payables to C3AM of approximately $37,000 at December 31, 2019.

On December 31, 2019, C3AM was sold by C-III to an unaffiliated third party. As such, C3AM ceased being a related party under common control effective January 1, 2020.

Relationship with Resource Real Estate Opportunity REIT

In July 2020, ACRES and the Company entered into agreements with Resource America pursuant to which Resource America provided office space and other office-related services as well as performed an internal audit program. In September 2020, the sublease was assigned from Resource America to Resource Real Estate Opportunity REIT and the internal audit engagement letter was assigned from Resource America to Resource NewCo LLC, a subsidiary of Resource Real Estate Opportunity REIT. A non-employee director of the Company is an executive at, and a director of, Resource Real Estate Opportunity REIT. During the three and nine months ended September 30, 2020, the Company incurred $21,000 of expenses in connection with these agreements. The Company had payables to Resource Real Estate Opportunity REIT of approximately $9,000 at September 30, 2020.

(Back to Index)

(Back to Index)

EXANTAS CAPITAL CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

SEPTEMBER 30, 2020

(unaudited)

NOTE 16 - FAIR VALUE OF FINANCIAL INSTRUMENTS

The following table presents the Company’s financial instruments carried at fair value on a recurring basis based upon the fair value hierarchy (in thousands):

	Level 1	Level 2	Level 3	Total
At September 30, 2020:
Assets:
Investment securities available-for-sale	$—	$—	$2,447	$2,447
Total assets at fair value	$—	$—	$2,447	$2,447
Liabilities:
Derivatives	$—	$60	$—	$60
Total liabilities at fair value	$—	$60	$—	$60
At December 31, 2019:
Assets:
Investment securities available-for-sale	$—	$—	$520,714	$520,714
Derivatives	—	30	—	30
Total assets at fair value	$—	$30	$520,714	$520,744
Liabilities:
Derivatives	$—	$4,558	$—	$4,558
Total liabilities at fair value	$—	$4,558	$—	$4,558

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

The following table presents additional information about the Company’s assets that are measured at fair value on a recurring basis for which the Company has utilized Level 3 inputs (in thousands):

CMBS
Balance, January 1, 2020	$520,714
Included in earnings	(185,562)
Purchases	24,600
Sales	(111,846)
Paydowns	(4,733)
Relinquishments	(234,906)
Included in other comprehensive loss	(5,820)
Balance, September 30, 2020	$2,447

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

(Back to Index)

(Back to Index)

EXANTAS CAPITAL CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

SEPTEMBER 30, 2020

(unaudited)

In November 2019, the Company foreclosed on its remaining legacy CRE loan held for sale, and obtained ownership of the underlying property, which remains classified as an asset held for sale on the consolidated balance sheets, recorded at the lower of cost or fair market value. In the first quarter of 2020, the Company received a $13.5 million offer on the property, which was subsequently revoked. In the third quarter of 2020, the Company received a new offer of $11.0 million on the property. During the three and nine months ended September 30, 2020, the Company recorded losses of $3.4 million and $8.1 million, respectively, on the remaining CRE asset held for sale, which included protective advances to cover borrower operating losses of $456,000 and $1.9 million, respectively. During the three and nine months ended September 30, 2019, the Company recorded losses of $55,000 and $1.5 million, respectively, on the remaining CRE asset held for sale, which included protective advances to cover borrower operating losses of $55,000 and $158,000, respectively. During the three and nine months ended September 30, 2020, the loss was primarily attributable to fair value charges of $2.9 million and $6.2 million, respectively, in connection with the offers received on the property adjusted for the estimated costs to sell. The asset had a fair value equal to $10.3 million and $16.5 million at September 30, 2020 and December 31, 2019, respectively.

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

The fair values of the Company’s loans held for investment are measured by discounting the expected future cash flows using the current interest rates at which similar loans would be made to borrowers with similar credit ratings and for the same remaining maturities. Par values of loans with variable interest rates are expected to approximate fair value unless evidence of credit deterioration exists, in which case the fair value approximates the par value less the loan’s allowance estimated through individual evaluation. Fair values of loans with fixed rates are calculated using the net present values of future cash flows, discounted at market rates. The Company’s floating-rate CRE loans had interest rates from 4.10% to 7.05% and 4.45% to 7.96% at September 30, 2020 and December 31, 2019, respectively.

The fair value of the Company’s mezzanine loan is measured by discounting the remaining contractual cash flows using the current interest rates at which similar instruments would be originated for the same remaining maturity. The Company’s mezzanine loan is discounted at a rate of 10.00%.

The fair values of the Company’s preferred equity investments are measured by discounting the instruments’ remaining contractual cash flows using current interest rates at which similar instruments would be originated for the same remaining maturities. The Company’s preferred equity investments are discounted at rates of 12.08% and 11.54%.

The Company’s fixed-rate CRE loans are valued using third-party pricing sources.

The Company’s loan receivable - related party is estimated using a discounted cash flow model.

Senior notes in CRE securitizations are estimated using a discounted cash flow model with implied yields based on trades for similar securities.

The fair values of the junior subordinated notes RCT I and RCT II are estimated by using a discounted cash flow model.

The fair value of the convertible notes is determined using a discounted cash flow model that discounts the issuance’s contractual future cash flows using the current interest rate on similar debt issuances with similar terms and similar remaining maturities that do not have a conversion option.

The Company’s Senior Unsecured Notes due 2027 are estimated by using a discounted cash flow model.

The fair value of the senior secured financing facility is measured by discounting the facility’s remaining contractual cash flows using the current interest rate at which a similar debt instrument would be issued for the same remaining maturity. The fair value of the senior secured financing facility is estimated using a discounted cash flow model that discounts the expected future cash flows at a rate of 5.75%.

Repurchase agreements are variable-rate debt instruments indexed to LIBOR that reset periodically and, as a result, their carrying value approximates their fair value, excluding deferred debt issuance costs.

(Back to Index)

(Back to Index)

EXANTAS CAPITAL CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

SEPTEMBER 30, 2020

(unaudited)

The fair values of the Company’s remaining financial and non-financial assets that are not reported at fair value on the consolidated balance sheets are reported in the following table (in thousands):

		Fair Value Measurements
	Carrying Value	Fair Value	Quoted Prices in Active Markets for Identical Assets of Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
At September 30, 2020:
Assets:
CRE whole loans held for investment	$1,571,716	$1,618,422	$—	$—	$1,618,422
CRE mezzanine loan	$4,349	$4,700	$—	$—	$4,700
CRE preferred equity investments	$23,213	$27,287	$—	$—	$27,287
CRE whole loans, fixed-rate (1)	$4,820	$5,115	$—	$—	$5,115
Asset held for sale	$10,285	$10,285	$—	$—	$10,285
Loan receivable - related party	$11,975	$9,971	$—	$—	$9,971
Liabilities:
Senior notes in CRE securitizations	$1,120,137	$1,099,817	$—	$—	$1,099,817
Junior subordinated notes	$51,548	$28,645	$—	$—	$28,645
Convertible notes	$136,311	$129,548	$—	$—	$129,548
Senior Unsecured Notes due 2027	$46,358	$50,324	$—	$—	$50,324
Senior secured financing facility (2)	$122,570	$128,495	$—	$—	$128,495
At December 31, 2019:
Assets:
CRE whole loans held for investment	$1,759,137	$1,768,322	$—	$—	$1,768,322
CRE mezzanine loan	$4,700	$4,700	$—	$—	$4,700
CRE preferred equity investment	$26,148	$26,237	$—	$—	$26,237
Asset held for sale	$16,500	$16,500	$—	$—	$16,500
Liabilities:
Senior notes in CRE securitizations	$746,438	$754,023	$—	$—	$754,023
Junior subordinated notes	$51,548	$25,831	$—	$—	$25,831
Convertible notes	$154,786	$164,932	$—	$—	$164,932
Warehouse financing facilities and repurchase agreements	$919,805	$922,519	$—	$—	$922,519

(1)	Classified as other assets on the consolidated balance sheet.
(2)	Carrying value includes $1.7 million of deferred debt issuance costs on CRE - term warehouse financing facilities at September 30, 2020 that were paid off.

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

SEPTEMBER 30, 2020

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

At September 30, 2020, the Company had no interest rate swap hedge contracts outstanding. At December 31, 2019, the Company had 19 interest rate swap hedge contracts outstanding whereby the Company paid a weighted average fixed rate of 2.47% and received a variable rate equal to one-month LIBOR. The aggregate notional amount of these contracts was $90.2 million at December 31, 2019. The counterparty for the Company’s designated interest rate hedge contracts at December 31, 2019 was Wells Fargo.

The Company had a master netting agreement with Wells Fargo at September 30, 2020. At December 31, 2019, the estimated fair value of the Company’s centrally-cleared interest rate swap hedge contracts in an asset position was $30,000. At December 31, 2019, the estimated fair value of the Company’s centrally-cleared interest rate swap hedge contracts in a liability position was $4.6 million. The Company had aggregate unrealized losses of $4.0 million on its interest rate swap hedge contracts at December 31, 2019, which are recorded in accumulated other comprehensive (loss) income on the consolidated balance sheets.

The Company terminated all of its interest rate swap positions associated with its financed CMBS portfolio in April 2020. At termination, the Company realized a loss of $11.8 million. At September 30, 2020, the Company had a loss of $10.9 million recorded in accumulated other comprehensive (loss) income, which will be amortized into earnings over the remaining life of the debt. During the three and nine months ended September 30, 2020, the Company recorded amortization expense, reported in interest expense on the consolidated statements of operations, of $489,000 and $857,000, respectively.

At September 30, 2020 and December 31, 2019, the Company had an unrealized gain of $461,000 and $530,000, respectively, attributable to two terminated interest rate swaps, in accumulated other comprehensive (loss) income on the consolidated balance sheets, to be accreted into earnings over the remaining life of the debt. The Company recorded accretion income, reported in interest expense on the consolidated statements of operations, of $23,000 and $69,000 during the three and nine months ended September 30, 2020, respectively, and $23,000 and $68,000 during the three and nine months ended September 30, 2019, respectively, to accrete the accumulated other comprehensive income on the terminated swap agreements.

The Company’s origination of fixed-rate CRE whole loans exposes it to market pricing risk in connection with the fluctuations of market interest rates. As market interest rates increase or decrease, the fair value of the fixed-rate CRE whole loans will decrease or increase accordingly. In order to mitigate this market price risk, the Company may enter into interest rate swap contracts in which it pays a fixed rate of interest in exchange for a variable rate of interest, usually three-month LIBOR. Unrealized gains and losses on the value of these swap contracts are recorded in other income on the consolidated statements of operations.

(Back to Index)

(Back to Index)

EXANTAS CAPITAL CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

SEPTEMBER 30, 2020

(unaudited)

The following tables present the fair value of the Company’s derivative financial instruments at September 30, 2020 and December 31, 2019 on the Company’s consolidated balance sheets and the related effect of the derivative instruments on the consolidated statements of operations for the nine months ended September 30, 2020 and 2019:

Fair Value of Derivative Instruments (in thousands)

	Liability Derivatives
At September 30, 2020	Notional Amount	Consolidated Balance Sheets Location	Fair Value
Interest rate swap contracts	$4,030	Derivatives, at fair value	$60
Interest rate swap contracts, hedging	$—	Accumulated other comprehensive (loss) income	$(10,444)

	Asset Derivatives
At December 31, 2019	Notional Amount	Consolidated Balance Sheets Location	Fair Value
Interest rate swap contracts, hedging (1)	$2,630	Derivatives, at fair value	$30

	Liability Derivatives
	Notional Amount	Consolidated Balance Sheets Location	Fair Value
Interest rate swap contracts, hedging (1)	$87,551	Derivatives, at fair value	$4,558
Interest rate swap contracts, hedging	$90,181	Accumulated other comprehensive (loss) income	$(3,999)

(1)	Interest rate swap contracts are accounted for as cash flow hedges.

The Effect of Derivative Instruments on the Consolidated Statements of Operations (in thousands)

	Derivatives
Nine Months Ended September 30, 2020	Consolidated Statements of Operations Location	Realized and Unrealized Gain (Loss) (1)
Interest rate swap contracts	Other (expense) income	$(67)
Interest rate swap contracts, hedging	Interest expense	$(1,095)

	Derivatives
Nine Months Ended September 30, 2019	Consolidated Statements of Operations Location	Realized and Unrealized Gain (Loss) (1)
Interest rate swap contracts, hedging	Interest expense	$(16)

(1)	Negative values indicate a decrease to the associated consolidated statement of operations line items.

NOTE 18 - OFFSETTING OF FINANCIAL ASSETS AND LIABILITIES

The following table presents a summary of the Company’s offsetting of derivative assets (in thousands):

				(iv) Gross Amounts Not Offset on the Consolidated Balance Sheets
	(i) Gross Amounts of Recognized Assets	(ii) Gross Amounts Offset on the Consolidated Balance Sheets	(iii) = (i) - (ii) Net Amounts of Assets Included on the Consolidated Balance Sheets	Financial Instruments	Cash Collateral Pledged	(v) = (iii) - (iv) Net Amount
At December 31, 2019:
Derivatives, at fair value	$30	$—	$30	$—	$—	$30

There were no derivatives with a fair value in an asset position at September 30, 2020.

(Back to Index)

(Back to Index)

EXANTAS CAPITAL CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

SEPTEMBER 30, 2020

(unaudited)

The following table presents a summary of the Company’s offsetting of financial liabilities and derivative liabilities (in thousands, except amounts in footnotes):

				(iv) Gross Amounts Not Offset on the Consolidated Balance Sheets
	(i) Gross Amounts of Recognized Liabilities	(ii) Gross Amounts Offset on the Consolidated Balance Sheets	(iii) = (i) - (ii) Net Amounts of Liabilities Included on the Consolidated Balance Sheets	Financial Instruments (1)	Cash Collateral Pledged	(v) = (iii) - (iv) Net Amount
At September 30, 2020:
Derivatives, at fair value (2)	$60	$—	$60	$—	$60	$—
Warehouse financing facilities (3)	—	—	—	—	—	—
Total	$60	$—	$60	$—	$60	$—
At December 31, 2019:
Derivatives, at fair value (2)	$4,558	$—	$4,558	$—	$4,558	$—
Repurchase agreements and warehouse financing facilities (3)	919,805	—	919,805	915,041	4,764	—
Total	$924,363	$—	$924,363	$915,041	$9,322	$—

(1)	Amounts represent financial instruments pledged that are available to be offset against liability balances associated with term warehouse financing facilities, repurchase agreements and derivatives.
(2)	The Company posted excess cash collateral of $264,000 and $4.6 million related to interest rate swap contracts outstanding at September 30, 2020 and December 31, 2019, respectively.
(3)

The combined fair values of securities and loans pledged against the Company’s various repurchase agreements and term warehouse financing facilities were $1.2 billion at December 31, 2019. There were no outstanding borrowings on the Company’s repurchase agreements and term warehouse financing facilities at September 30, 2020.

All balances associated with repurchase agreements and derivatives are presented on a gross basis on the Company’s consolidated balance sheets.

Certain of the Company’s repurchase agreements and derivative transactions are governed by underlying agreements that generally provide for a right of offset in the event of default or in the event of a bankruptcy of either party to the transaction.

NOTE 19 - COMMITMENTS AND CONTINGENCIES

The Company may become involved in litigation on various matters due to the nature of the Company’s business activities. The resolution of these matters may result in adverse judgments, fines, penalties, injunctions and other relief against the Company as well as monetary payments or other agreements and obligations. In addition, the Company may enter into settlements on certain matters in order to avoid the additional costs of engaging in litigation. Except as discussed below, the Company is unaware of any contingencies arising from such litigation that would require accrual or disclosure in the consolidated financial statements at September 30, 2020.

Primary Capital Mortgage, LLC (“PCM”) is subject to potential litigation related to claims for repurchases or indemnifications on loans that PCM has sold to third parties. At September 30, 2020 and December 31, 2019, no such litigation demand was outstanding. Reserves for such litigation demands are included in the reserve for mortgage repurchases and indemnifications that totaled $1.5 million and $1.7 million at September 30, 2020 and December 31, 2019, respectively. The reserves for mortgage repurchases and indemnifications are included in liabilities held for sale on the consolidated balance sheets.

Settled and Dismissed Litigation Matters

The Company did not have any pending litigation matters or general litigation reserve at September 30, 2020 or December 31, 2019.

(Back to Index)

(Back to Index)

EXANTAS CAPITAL CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

SEPTEMBER 30, 2020

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

The Company previously disclosed six separate, additional shareholder derivative suits filed in the Supreme Court of New York purporting to assert claims on behalf of the Company (the “New York State Actions”) that were filed on the following dates: December 2015 (the “Reaves Action”); February 2017 (the “Caito Action”); March 2017 (the “Simpson Action”); March 2017 (the “Heckel Action”); May 2017 (the “Schwartz Action”); and August 2017 (the “Greff Action”). Plaintiffs in the Schwartz Action and Greff Action made demands on the Company’s Board before filing suit, but plaintiffs in the Reaves Action, Caito Action, Simpson Action and Heckel Action did not. All of the shareholder derivative suits were substantially similar and alleged that certain of the Company’s current and former officers and directors breached their fiduciary duties, wasted corporate assets and/or were unjustly enriched. Certain complaints asserted additional claims against the Prior Manager and Resource America for unjust enrichment based on allegations that the Prior Manager received excessive management fees from the Company. In June 2019 and July 2019, the Schwartz Action and Greff Action, respectively, were dismissed. In October 2019, the four remaining New York State Actions were dismissed.

The Company previously disclosed another shareholder derivative action filed in the United States District Court for the District of Maryland against certain of the Company’s former officers and directors and the Prior Manager (the “Hafkey Action”). The complaint asserted a breach of fiduciary duty claim that was substantially similar to the claims at issue in the Federal Actions. In May 2019, the plaintiff in the Hafkey Action voluntarily dismissed his suit in light of the settlement and dismissal of the Federal Actions.

The Company previously disclosed another shareholder derivative action filed in the Maryland Circuit Court against certain of the Company’s current and former officers and directors, as well as the Prior Manager and Resource America (the “Canoles Action”). The complaint (as amended) in the Canoles Action asserted a variety of claims, including claims for breach of fiduciary duty, unjust enrichment and corporate waste, which were based on allegations substantially similar to those at issue in the Federal Demand Futile Actions. In July 2019, the plaintiff in the Canoles Action voluntarily dismissed his suit in light of the settlement and dismissal of the Federal Actions.

Impact of COVID-19

As discussed in Note 2, the impact of the COVID-19 pandemic in the U.S. and globally has, and will continue to, adversely impact the Company, its borrowers and their tenants, the properties securing its investments and the economy as a whole. The magnitude and duration of the COVID-19 pandemic could be significant and will depend on future developments, which are uncertain and cannot be predicted, including new information that may emerge about the severity of the pandemic, the extension of quarantines and restrictions on travel, the discovery of successful treatments and the ensuing reactions by consumers, companies, governmental entities and global markets. The Company had no contingent liabilities at September 30, 2020 recorded in connection with the COVID-19 pandemic, however the prolonged duration and impact of the COVID-19 pandemic has had, and may continue to have, a long-term and material impact on its results of operations, financial condition and cash flows.

(Back to Index)

(Back to Index)

EXANTAS CAPITAL CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

SEPTEMBER 30, 2020

(unaudited)

Other Contingencies

As part of the May 2017 sale of its equity interest in Pearlmark Mezzanine Realty Partners IV, L.P., the Company entered into an indemnification agreement pursuant to which the Company agreed to indemnify the purchaser against realized losses of up to $4.3 million on one mezzanine loan until its final maturity date in 2020. As a result of the indemnified party’s partial sale of the mezzanine loan, the maximum exposure was reduced to $536,000 in 2019. At September 30, 2020 and December 31, 2019, the Company had a contingent liability, reported in accounts payable and other liabilities on its consolidated balance sheets, of $56,000 outstanding as a reserve for probable indemnification losses. The Company did not record any additional reserve for probable losses during the three and nine months ended September 30, 2020 and 2019. In October 2020, the mezzanine loan paid off its balance to the indemnified party, resulting in the extinguishment of the Company’s liability.

PCM is subject to additional claims for repurchases or indemnifications on loans that PCM has sold to investors. At both September 30, 2020 and December 31, 2019, outstanding demands for indemnification, repurchase or make whole payments totaled $3.3 million. The Company’s estimated exposure for such outstanding claims, as well as unasserted claims, is included in its reserve for mortgage repurchases and indemnifications.

Unfunded Commitments

Unfunded commitments on the Company’s originated CRE loans generally fall into two categories: (1) pre-approved capital improvement projects; and (2) new or additional construction costs subject, in each case, to the borrower meeting specified criteria. Upon completion of the improvements or construction, the Company would receive additional interest income on the advanced amount. Whole loans had $84.9 million and $98.0 million in unfunded loan commitments at September 30, 2020 and December 31, 2019, respectively. At closing, XAN 2020-RSO9 includes a future advances reserve account of $21.3 million, included in restricted cash on the consolidated balance sheet, to fund unfunded commitments. Preferred equity investments had $2.6 million and $3.0 million in unfunded investment commitments at September 30, 2020 and December 31, 2019, respectively.

NOTE 20 - SUBSEQUENT EVENTS

The Company has evaluated subsequent events through the filing of this report and determined that, except for the subsequent events referred to in Note 6, Note 9, Note 10, Note 11 and Note 19, there have not been any events that have occurred that would require adjustments to or disclosures in the consolidated financial statements.

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

Overview

We are a Maryland corporation and an externally managed real estate investment trust (“REIT”) that is primarily focused on originating, holding and managing commercial real estate (“CRE”) mortgage loans and other commercial real estate-related debt investments. On July 31, 2020, our management contract was acquired from Exantas Capital Manager Inc., a subsidiary of C-III Capital Partners LLC, by ACRES Capital, LLC (the “Manager”), a subsidiary of ACRES Capital Corp. (collectively, “ACRES”), a private commercial real estate lender exclusively dedicated to nationwide middle market CRE lending with a focus on multifamily, student housing, hospitality, office and industrial in top United States (“U.S.”) markets (the “ACRES acquisition”), and amended and restated. Our Manager draws upon the management team of ACRES and its collective investment experience to provide its services. Our objective is to provide our stockholders with total returns over time, including quarterly distributions and capital appreciation, while seeking to manage the risks associated with our investment strategies as well as to maximize long-term stockholder value by maintaining stability through our available liquidity and diversified CRE loan portfolio.

In connection with the ACRES acquisition:

•

We entered into a Fourth Amended and Restated Management Agreement (the “Management Agreement”) which was amended and restated to (i) extend its term to July 21, 2023, (ii) allow for board designation rights that give the Manager the right to designate not less than two nominees for election to our Board of Directors (“Board”), (iii) provide for a termination fee to be payable to the Manager upon its termination of the Management Agreement due to our default in the performance of any material term, condition or covenant in the Management Agreement, (iv) provide for a minimum monthly base management fee through July 31, 2022 and (v) revise the computation of incentive compensation with respect to each fiscal quarter commencing with the quarter ended December 31, 2022.

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

•	We entered into a $12.0 million promissory note (the “Promissory Note”) as lender with ACRES.

An important aspect of the ACRES acquisition was that it delivered operational liquidity in order to mitigate additional potential margin call risk, allowing us to focus on asset management within the portfolio in efforts to restart loan originations and underwriting. Additionally, our Manager expects to leverage the complementary nature of our lending platforms, its experience and its network of relationships to generate a new business loan pipeline to improve and grow book value and earnings.

In December 2019, a novel strain of coronavirus (“COVID-19”) was identified. The resulting spread of COVID-19 throughout the globe led the World Health Organization to designate COVID-19 as a pandemic and numerous countries, including the U.S., to declare national emergencies. Many countries have responded to the outbreak by instituting quarantines and restrictions on travel and limiting operations of non-essential offices and retail centers, which has resulted in the closure or remote operation of non-essential businesses and increased rates of unemployment. While certain countries around the world have eased restrictions and financial markets have stabilized to some degree, the pandemic continues to cause uncertainty surrounding its ultimate impact on the global economy, generally, and the CRE business in particular. We continue to actively and responsibly manage corporate liquidity and operations in light of the market disruptions caused by COVID-19. Additionally, nationwide restrictions placed on most businesses in response to COVID-19 are expected to cause significant cash flow disruptions across the economy that will likely impact our borrowers and their ability to stay current with their debt obligations in the near term. We have used and continue to expect to use a variety of legal and structural options to manage that risk effectively, including through forbearance and extension provisions or agreements. It is inherently difficult to accurately assess the impact of COVID-19 on our revenues, profitability and financial position due to uncertainty of the severity and duration of the pandemic. In response, in the near-term, we are focused on prudently retaining and managing sufficient liquidity. We, therefore, have not paid distributions on our common shares in 2020 and recently resumed distributions on our preferred shares. We continuously monitor the effects of COVID-19 on our operations and financial position to ensure that we remain responsive and adaptable to the dynamic environment that has been created by the pandemic. For additional discussion with respect to the potential impact of COVID-19 on our liquidity and capital resources, see “Liquidity and Capital Resources.”

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

At September 30, 2020, we retained two unencumbered CMBS that previously had fair values below their cost bases with a collective fair value of $2.4 million for which we recognized an unrealized gain of $203,000 and an unrealized loss of $5.8 million in our consolidated statements of operations for the three and nine months ended September 30, 2020.

Our CRE loan portfolio, which had a $1.6 billion and $1.8 billion carrying value at September 30, 2020 and December 31, 2019, comprised:

•

First mortgage loans, which we refer to as whole loans. These loans are typically secured by first liens on CRE property, including the following property types: office, multifamily, self-storage, retail, hotel, healthcare, student housing, manufactured housing, industrial and mixed-use. At September 30, 2020 and December 31, 2019, our whole loans had a carrying value of $1.6 billion and $1.8 billion, respectively, or 98.3% of the CRE loan portfolio at each date.

•

Mezzanine debt that is senior to borrower’s equity but is subordinated to other third-party debt. These loans are subordinated CRE loans, usually secured by a pledge of the borrower’s equity ownership in the entity that owns the property or by a second lien mortgage on the property. At September 30, 2020 and December 31, 2019, our mezzanine loans had a carrying value of $4.3 million and $4.7 million, respectively, or 0.3% of the CRE loan portfolio.

•

Preferred equity investments that are subordinate to first mortgage loans and mezzanine debt. These investments may be subject to more credit risk than subordinated debt but provide the potential for higher returns upon a liquidation of the underlying property and are typically structured to provide some credit enhancement differentiating it from the common equity in such investments. At September 30, 2020 and December 31, 2019, our preferred equity investments had a carrying value of $23.2 million and $26.1 million, respectively, or 1.4% of the CRE loan portfolio.

Our portfolio comprised loans with a diverse array of collateral types and locations. At September 30, 2020 and December 31, 2019, 82.0% and 81.6%, respectively, of our CRE loans were collateralized by multifamily, office, self-storage, manufactured housing and industrial properties, with the remaining 18.0% and 18.4%, respectively, collateralized by hotel and retail properties. These properties are located throughout the U.S., with no individual National Council of Real Estate Investment Fiduciaries (“NCREIF”) region making up more than 20% of the total CRE loan portfolio at September 30, 2020 nor December 31, 2019.

In June 2020 we sold one CRE whole loan note for $17.4 million that resulted in realized losses of $1.0 million during the nine months ended September 30, 2020.

Except for two loans, all of our loans were current on debt service at September 30, 2020. Additionally, we have provided relief in the form of forbearance agreements, term extensions and other modifications on 18 loans during the nine months ended September 30, 2020. Twelve of these loans were given forbearance, with a weighted average forbearance period of four months, and 10 loans were extended by a weighted average of 10 months in exchange for $390,000 of extension fees, in an effort to manage credit risk that was created in connection with the effects of the COVID-19 pandemic.

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

Our CRE floating-rate loans have LIBOR floors and minimum interest periods that typically range from 12 to 18 months at the time of a loan’s origination. In a lower interest rate environment, our LIBOR floors provide asset yield protection when LIBOR falls below an in-place LIBOR floor. In addition, our net investment returns are enhanced by a decline in the cost of our floating-rate liabilities that do not have LIBOR floors. At September 30, 2020, our $1.6 billion floating-rate CRE loan portfolio, at par, has a weighted average LIBOR floor of 1.92% and weighted average spread over LIBOR of 3.41%.

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

(Back to Index)

(Back to Index)

We had no balances at our CRE loan warehouse financing facilities at September 30, 2020. In October 2020, we amended all three of our CRE loan warehouse financing facilities to revise a covenant definition to be in line with other market participants as well as, at our request, reduce the facility’s maximum amount from $400.0 million to $250.0 million and extend the facility for one year for one of the facilities. At December 31, 2019, we had an outstanding balance of $544.9 million on our CRE loan warehouse financing facilities, representing 29.1% of total outstanding borrowings.

At September 30, 2020 and December 31, 2019, we had outstanding balances of $1.1 billion and $746.4 million, respectively, on CRE debt securitizations, or 75.8% and 39.9%, respectively, of total outstanding borrowings. In March 2020, we closed a CRE debt securitization that financed CRE loans of $522.6 million at a weighted average cost of LIBOR plus 1.43%. In September 2020, we closed a CRE debt securitization that financed $297.0 million of CRE loan commitments at a weighted average cost of LIBOR plus 3.13%.

In September 2020, we liquidated our 2018 CRE debt securitization by refinancing loans with our senior secured financing facility obtained as a result of the ACRES acquisition. At September 30, 2020 we had an outstanding principal balance on our senior secured financing facility of $128.5 million. Also in conjunction with the ACRES acquisition, we issued $50.0 million in 12.00% senior unsecured notes due 2027 (“Senior Unsecured Notes due 2027”) and warrants to purchase 1.4 million shares of our common stock to improve and stabilize our corporate liquidity.

In January 2020, we adopted updated accounting guidance that replaced the incurred loss approach with the current expected credit losses (“CECL”) model for the determination of our allowance for loan losses and write-offs on our investment securities available-for-sale. Upon adoption on January 1, 2020, we recorded an initial CECL reserve of approximately $4.5 million, of which $3.0 million, or $0.10 per share, was recorded as a charge to retained earnings. The estimated CECL reserve represented 0.25% of the aggregate outstanding principal balance of our $1.8 billion commercial loan portfolio at December 31, 2019. We reevaluate our CECL reserves quarterly, incorporating our current expectations of macroeconomic factors considered in the determination of our CECL reserves. At September 30, 2020, the CECL reserves on our CRE loan portfolio was $52.9 million or 3.2% of our $1.7 billion loan portfolio, which reflects weakened macroeconomic factors, including increased unemployment, declining CRE values and less liquidity in CRE capital markets since the adoption of CECL on January 1, 2020.

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

In April 2020 we terminated all interest rate hedges in conjunction with the disposition of our financed CMBS portfolio. At termination, we recognized a realized loss in equity of $11.8 million that will be amortized into interest expense over the remaining life of the debt. During the three and nine months ended September 30, 2020, we recognized amortization expense on these terminated contracts of $489,000 and $857,000, respectively.

In February 2020, we announced the expansion of our CRE debt platform to include fixed-rate CRE whole loans. In March 2020, we originated two fixed-rate CRE whole loans with total par of $4.8 million through a wholly-owned taxable REIT subsidiary. We use interest rate swaps to exchange the fixed-rate interest income received on these loans to variable rate interest in order to offset any declines in fair value attributable to the fixed rates of interest. Our fixed-rate CRE whole loans were classified as other assets on our consolidated balance sheet at September 30, 2020.

We target originating transitional floating-rate CRE loans between $10.0 million and $80.0 million. Prior to the COVID-19 outbreak, we originated 14 floating-rate CRE whole loans with total commitments of $204.1 million for the nine months ended September 30, 2020. We anticipate that our CRE loan originations and other CRE-related investments for the year ended December 31, 2021 will be between $500.0 million and $1.0 billion.

In September 2020, we resumed payment of cash dividends on our 8.625% Fixed-to-Floating Series C Cumulative Redeemable Preferred Stock (“Series C Preferred Stock”), including all accrued dividends.

Common stock book value was $6.03 per share at September 30, 2020, a $7.97 per share decrease from December 31, 2019.

(Back to Index)

(Back to Index)

Impact of COVID-19

As discussed in the “Overview” above, the impact of the COVID-19 pandemic in the U.S. and globally has, and will continue to, adversely impact us, our borrowers and their tenants, the properties securing our investments and the economy as a whole. The COVID-19 pandemic could have a continued and prolonged adverse impact on economic and market conditions and the fluidity of this situation precludes any prediction as to the ultimate adverse impact of the pandemic on economic and market conditions. The full extent and impact of the COVID-19 pandemic on companies is evolving rapidly and will depend on future developments, which are uncertain and cannot be predicted, including the duration and spread of the outbreak, the extension of quarantines and restrictions on travel, the discovery of successful treatments and the ensuing reactions by consumers, companies, governmental entities and global markets. The impact of the pandemic has had, and we expect will continue to have, a long-term and material impact on our results of operations, financial condition and our liquidity and capital resources in the third quarter of 2020 and in future quarters. Further discussion of the potential impacts on our business from the COVID-19 pandemic is provided below in the section entitled “Risk Factors” in Part II, Item 1A of this Quarterly Report on Form 10-Q.

Results of Operations

Our net income allocable to common shares for the three months ended September 30, 2020 was $5.6 million, or $0.17 per share-basic ($0.17 per share-diluted) and net loss allocable to common shares for the nine months ended September 30, 2020 was $229.5 million, or $(7.16) per share-basic ($(7.16) per share-diluted), as compared to net income allocable to common shares for the three and nine months ended September 30, 2019 of $10.0 million, or $0.32 per share-basic ($0.31 per share-diluted) and $21.8 million, or $0.69 per share-basic ($0.69 per share-diluted), respectively.

(Back to Index)

(Back to Index)

Net Interest Income

The following tables analyze the change in interest income and interest expense for the comparative three and nine months ended September 30, 2020 and 2019 by changes in volume and changes in rates. The changes attributable to the combined changes in volume and rate have been allocated proportionately, based on absolute values, to the changes due to volume and changes due to rates (dollars in thousands, except amounts in footnotes):

	Three Months Ended September 30, 2020 Compared to Three Months Ended September 30, 2019
			Due to Changes in
	Net Change	Percent Change (1)	Volume	Rate
Increase (decrease) in interest income:
CRE whole loans, floating-rate (2)	$(8,105)	(26)%	$(3,844)	$(4,261)
Legacy CRE loans (2)(3)	(16)	(9)%	(9)	(7)
CRE mezzanine loan	—	—%	—	—
CRE preferred equity investments (2)	45	6%	45	—
Securities (4)	(6,496)	(98)%	(6,318)	(178)
Other	(82)	(59)%	(82)	—
Total decrease in interest income	(14,654)	(37)%	(10,208)	(4,446)
Increase (decrease) in interest expense:
Securitized borrowings: (5)
XAN 2018-RSO6 Senior Notes	(3,037)	(75)%	(1,956)	(1,081)
XAN 2019-RSO7 Senior Notes	(3,240)	(56)%	(620)	(2,620)
XAN 2020-RSO8 Senior Notes	2,248	100%	2,248	—
XAN 2020-RSO9 Senior Notes	189	100%	189	—
Unsecured junior subordinated debentures	(258)	(31)%	—	(258)
Convertible senior notes: (5)
4.50% Convertible Senior Notes	67	3%	67	—
8.00% Convertible Senior Notes	(481)	(100)%	(481)	—
Senior Unsecured Notes due 2027 (5)	1,024	100%	1,024	—
Senior secured financing facility (5)	577	100%	577	—
CRE - term warehouse financing facilities (5)	(3,968)	(68)%	(2,356)	(1,612)
Trust certificates - term repurchase facilities (5)	(326)	(100)%	(326)	—
CMBS - short term repurchase agreements	(2,904)	(100)%	(2,904)	—
Hedging	430	1,194%	430	—
Total decrease in interest expense	(9,679)	(43)%	(4,108)	(5,571)
Net (decrease) increase in net interest income	$(4,975)		$(6,100)	$1,125

(1)	Percent change is calculated as the net change divided by the respective interest income or interest expense for the three months ended September 30, 2019.
(2)

Includes decreases in fee income of approximately $814,000 and $9,000 recognized on our floating-rate CRE whole loans and legacy CRE loans, respectively, and an increase of $6,000 on our CRE preferred equity investments that were due to changes in volume.

(3)

Includes the change in interest income recognized on one legacy CRE loan with an amortized cost of $11.5 million at September 30, 2020 and December 31, 2019 classified as a CRE loan on the consolidated balance sheets.

(4)	Includes a decrease in net accretion income of approximately $688,000 that was due to changes in volume.
(5)

Includes decreases in amortization expense of approximately $2,000, $215,000 and $200,000 on our securitized borrowings, CRE - term warehouse financing facilities and trust certificates - term repurchase facilities, respectively, and increases in amortization expense of approximately $8,000, $103,000 and $10,000 on our Senior Unsecured Notes due 2027, senior secured financing facility and convertible senior notes that were due to changes in volume.

(Back to Index)

(Back to Index)

	Nine Months Ended September 30, 2020 Compared to Nine Months Ended September 30, 2019
			Due to Changes in
	Net Change	Percent Change (1)	Volume	Rate
Increase (decrease) in interest income:
CRE whole loans, floating-rate (2)	$(12,083)	(14)%	$677	$(12,760)
Legacy CRE loans (2)(3)	(117)	(20)%	(83)	(34)
CRE mezzanine loan	1	0%	1	—
CRE preferred equity investments (2)	392	20%	403	(11)
Securities (4)	(13,041)	(67)%	(12,043)	(998)
Other	(343)	(67)%	(343)	—
Total decrease in interest income	(25,191)	(23)%	(11,388)	(13,803)
Increase (decrease) in interest expense:
Securitized borrowings: (5)
RCC 2017-CRE5 Senior Notes	(2,185)	(100)%	(2,185)	—
XAN 2018-RSO6 Senior Notes	(8,243)	(68)%	(5,620)	(2,623)
XAN 2019-RSO7 Senior Notes	(262)	(2)%	4,708	(4,970)
XAN 2020-RSO8 Senior Notes	5,284	100%	5,284	—
XAN 2020-RSO9 Senior Notes	189	100%	189	—
Unsecured junior subordinated debentures	(539)	(21)%	—	(539)
Convertible senior notes: (5)
4.50% Convertible Senior Notes	206	3%	206	—
8.00% Convertible Senior Notes	(1,362)	(94)%	(1,362)	—
Senior Unsecured Notes due 2027 (5)	1,024	100%	1,024	—
Senior secured financing facility (5)	577	100%	577	—
CRE - term warehouse financing facilities (5)	(7,689)	(45)%	(4,056)	(3,633)
Trust certificates - term repurchase facilities (5)	(1,891)	(100)%	(1,891)	—
CMBS - short term repurchase agreements	(5,902)	(70)%	(5,102)	(800)
Hedging	1,079	6,744%	1,079	—
Total decrease in interest expense	(19,714)	(31)%	(7,149)	(12,565)
Net decrease in net interest income	$(5,477)		$(4,239)	$(1,238)

(1)	Percent change is calculated as the net change divided by the respective interest income or interest expense for the nine months ended September 30, 2019.
(2)

Includes decreases in fee income of approximately $1.2 million, $83,000 and $16,000 recognized on our floating-rate CRE whole loans, legacy CRE loans and our CRE preferred equity investments, respectively, that were due to changes in volume.

(3)

Includes the change in interest income recognized on one legacy CRE loan with an amortized cost of $11.5 million at September 30, 2020 and December 31, 2019 classified as a CRE loan on the consolidated balance sheets.

(4)	Includes a decrease in net accretion income of approximately $1.5 million that was due to changes in volume.
(5)

Includes increases in amortization expense of approximately $56,000, $8,000, $103,000 and $44,000 on our securitized borrowings, Senior Unsecured Notes due 2027, senior secured financing facility and our convertible senior notes, respectively, and decreases in amortization expense of approximately $239,000 and $279,000 on our CRE - term warehouse financing facilities and trust certificates - term repurchase facilities, respectively, that were due to changes in volume.

Net Change in Interest Income for the Comparative Three and Nine Months Ended September 30, 2020 and 2019:

Aggregate interest income decreased by $14.7 million and $25.2 million for the comparative three and nine months ended September 30, 2020 and 2019, respectively. We attribute the changes to the following:

CRE whole loans, floating-rate. The decreases of $8.1 million and $12.1 million for the comparative three and nine months ended September 30, 2020 and 2019, respectively, were primarily attributable to decreases in the yields on floating-rate CRE whole loans, attributable to declines in the spreads on the originated CRE whole loans over the comparative periods and to a decrease in one-month LIBOR, the benchmark interest rate for our floating-rate CRE whole loans, over the comparative periods. The effect of the decrease in LIBOR over the comparative periods is mitigated by our LIBOR floors, which provide asset yield protection. At September 30, 2020, our floating-rate CRE whole loan portfolio had a weighted average LIBOR floor of 1.92%.

CRE preferred equity investments. The increase of $392,000 for the comparative nine months ended September 30, 2020 and 2019 was attributable to the closing of our June 2019 investment in a preferred equity interest with an outstanding principal balance of $6.3 million and an 11.00% interest rate at September 30, 2020.

Securities. The net decreases of $6.5 million and $13.0 million for the comparative three and nine months ended September 30, 2020 and 2019 was primarily attributable to the disposition of our entire CMBS portfolio as of April 2020, except for two CMBS securities retained with a total fair value of $2.4 million at September 30, 2020.

(Back to Index)

(Back to Index)

Net Change in Interest Expense for the Comparative Three and Nine Months Ended September 30, 2020 and 2019:

Aggregate interest expense decreased by $9.7 million and $19.7 million for the comparative three and nine months ended September 30, 2020 and 2019, respectively. We attribute the changes to the following:

Securitized borrowings. The net decreases of $3.8 million and $5.2 million for the comparative three and nine months ended September 30, 2020 and 2019, respectively, were primarily attributable to a decrease in one-month LIBOR, the benchmark interest rate for our securitized borrowings, over the comparative periods. The net decrease for the comparative nine months ended September 30, 2020 and 2019 was partially offset by an net increase in volume attributable to the issuances of Exantas Capital Corp. 2019-RSO7, Ltd. (“XAN 2019-RSO7”), Exantas Capital Corp. 2020-RSO8, Ltd. (“XAN 2020-RSO8”) and Exantas Capital Corp. 2020-RSO9, Ltd. (“XAN 2020-RSO9”), which closed in April 2019, March 2020 and September 2020, respectively, offset by the liquidations of Resource Capital Corp. 2017-CRE5, Ltd. (“RCC 2017-CRE5”) and Exantas Capital Corp. 2018-RSO6, Ltd. (“XAN 2018-RSO6”) in July 2019 and September 2020, respectively.

Unsecured junior subordinated debentures. The net decreases of $258,000 and $539,000 for the comparative three and nine months ended September 30, 2020 and 2019 were attributable to a decrease in three-month LIBOR, the benchmark interest rate for our unsecured junior subordinated debentures, over the comparative periods.

Convertible senior notes. The net decreases of $414,000 and $1.2 million for the comparative three and nine months ended September 30, 2020 and 2019, respectively, were primarily attributable to the payoff of our 8.00% convertible senior notes upon maturity in January 2020.

Senior Unsecured Notes due 2027. The increase of $1.0 million for the comparative three and nine months ended September 30, 2020 and 2019 was attributable to the execution and borrowings on of the Senior Unsecured Notes due 2027 in July 2020.

Senior secured financing facility. The increase of $577,000 for the comparative three and nine months ended September 30, 2020 and 2019 was attributable to the execution and borrowings on the senior secured financing facility in July 2020.

CRE - term warehouse financing facilities. The net decreases of $4.0 million and $7.7 million for the comparative three and nine months ended September 30, 2020 and 2019, respectively, were primarily attributable to a decrease in the weighted average one-month LIBOR over the comparative periods and payoffs of our CRE term warehouse financing facilities in connection with the close of the senior secured financing facility, XAN 2020-RSO8 and XAN 2020-RSO9.

Trust certificates - term repurchase facilities. The decreases of $326,000 and $1.9 million for the comparative three and nine months ended September 30, 2020 and 2019, respectively, were primarily attributable to the repayment of the RSO Repo SPE Trust 2017 facility in July 2019.

CMBS - short term repurchase agreements. The decreases of $2.9 million and $5.9 million for the comparative three and nine months ended September 30, 2020 and 2019, respectively, were primarily attributable to our CMBS - short term agreements being paid off in full as of April 2020 due to the impact of the COVID-19 pandemic on real estate securities markets in March 2020. See the “Senior Secured Financing Facility, Term Warehouse Financing Facilities and Repurchase Agreements” section for additional information.

Hedging. The increases of $430,000 and $1.1 million for the comparative three and nine months ended September 30, 2020 and 2019, respectively, were primarily attributable to amortization expense on terminated interest rate swaps during the nine months ended September 30, 2020. In April 2020, in conjunction with the disposition of our CMBS portfolio financed with short-term repurchase agreements, we terminated all interest rate swap contracts hedging that portfolio. At termination, we realized a loss of $11.8 million. During the three and nine months ended September 30, 2020, we recorded net amortization expense, reported in interest expense on the consolidated statements of operations, of $466,000 and $788,000, respectively.

(Back to Index)

(Back to Index)

Average Net Yield and Average Cost of Funds:

The following tables present the average net yield and average cost of funds for the three and nine months ended September 30, 2020 and 2019 (dollars in thousands, except amounts in footnotes):

	For the Three Months Ended September 30, 2020			For the Three Months Ended September 30, 2019
	Average Balance	Interest Income (Expense)	Average Net Yield (Cost of Funds) (1)	Average Balance	Interest Income (Expense)	Average Net Yield (Cost of Funds) (1)
Interest-earning assets
CRE whole loans, floating-rate (2)	$1,682,223	$23,391	5.52%	$1,882,068	$31,496	6.64%
Legacy CRE loans (2)	11,516	154	5.29%	39,793	170	1.70%
CRE mezzanine loan	4,700	120	9.97%	4,700	120	9.97%
CRE preferred equity investments (2)	27,065	817	11.98%	25,549	772	11.98%
Securities (3)	2,247	100	18.06%	453,363	6,596	5.77%
Other	34,067	56	0.64%	7,677	138	7.06%
Total interest income/average net yield	1,761,818	24,638	5.55%	2,413,150	39,292	6.46%
Interest-bearing liabilities
Collateralized by:
CRE whole loans (4)	1,278,588	(8,432)	(2.62)%	1,374,573	(15,663)	(4.52)%
CMBS	—	—	—%	332,993	(2,904)	(3.46)%
General corporate debt:
Unsecured junior subordinated debentures	51,548	(571)	(4.33)%	51,548	(829)	(6.29)%
4.50% Convertible Senior Notes (5)	135,853	(2,540)	(7.32)%	132,316	(2,473)	(7.31)%
8.00% Convertible Senior Notes (5)	—	—	—%	21,087	(481)	(8.92)%
Senior Unsecured Notes due 2027 (6)	31,253	(1,024)	(13.00)%	—	—	—%
Trust certificates - term repurchase facilities (7)	—	—	—%	7,744	(326)	(16.68)%
Hedging (8)	—	(466)	—%	87,231	(36)	(0.16)%
Total interest expense/average cost of funds	$1,497,242	(13,033)	(3.32)%	$2,007,492	(22,712)	(4.48)%
Total net interest income		$11,605			$16,580

(1)	Average net yield includes net amortization/accretion and fee income and is computed based on average amortized cost.
(2)

Includes fee income of approximately $1.7 million and $39,000 recognized on our floating-rate CRE whole loans and our CRE preferred equity investments, respectively, for the three months ended September 30, 2020 and approximately $2.5 million, $9,000 and $33,000 on our CRE whole loans, legacy CRE loans and our CRE preferred equity investments, respectively, for the three months ended September 30, 2019.

(3)	Includes net accretion income of approximately $688,000 for the three months ended September 30, 2019 on our CMBS securities.
(4)

Includes amortization expense of approximately $2.1 million and $2.3 million for the three months ended September 30, 2020 and 2019, respectively, on our interest-bearing liabilities collateralized by CRE whole loans.

(5)	Includes aggregated amortization expense of approximately $923,000 and $913,000 for the three months ended September 30, 2020 and 2019, respectively, on our convertible senior notes.
(6)	Includes amortization expense of approximately $8,000 for the three months ended September 30, 2020 on our Senior Unsecured Notes due 2027.
(7)	Includes amortization expense of approximately $200,000 for the three months ended September 30, 2019 on our trust certificates - term repurchase facilities.
(8)

Includes net amortization expense of $466,000 for the three months ended September 30, 2020 and accretion income of $23,000 for the three months ended September 30, 2019 on 22 and two terminated interest rate swap agreements, respectively, that were in net loss and gain positions, respectively, at the time of termination. The remaining losses and gains, reported in accumulated other comprehensive (loss) income on the consolidated balance sheets, will be accreted over the remaining life of the debt.

(Back to Index)

(Back to Index)

	For the Nine Months Ended September 30, 2020			For the Nine Months Ended September 30, 2019
	Average Balance	Interest Income (Expense)	Average Net Yield (Cost of Funds) (1)	Average Balance	Interest Income (Expense)	Average Net Yield (Cost of Funds) (1)
Interest-earning assets
CRE whole loans (2)	$1,756,936	$75,255	5.71%	$1,720,844	$87,338	6.78%
Legacy CRE loans (2)	11,516	470	5.44%	39,145	587	2.00%
CRE mezzanine loan	4,700	356	9.97%	4,700	355	9.97%
CRE preferred equity investments (2)	26,679	2,401	11.99%	21,913	2,009	12.26%
Securities (3)	165,168	6,521	5.29%	440,952	19,562	5.91%
Other	15,795	168	1.39%	15,829	511	4.26%
Total interest income/average net yield	1,980,794	85,171	5.73%	2,243,383	110,362	6.57%
Interest-bearing liabilities
Collateralized by:
CRE whole loans (4)	1,320,797	(29,726)	(3.00)%	1,199,465	(42,055)	(4.69)%
CMBS	123,899	(2,491)	(2.68)%	310,899	(8,393)	(3.61)%
General corporate debt:
Unsecured junior subordinated debentures	51,548	(2,007)	(5.12)%	51,548	(2,546)	(6.51)%
4.50% Convertible Senior Notes (5)	134,954	(7,551)	(7.35)%	131,486	(7,345)	(7.37)%
8.00% Convertible Senior Notes (5)	1,159	(80)	(9.07)%	21,030	(1,442)	(9.04)%
Senior Unsecured Notes due 2027 (6)	10,494	(1,024)	(13.00)%	—	—	—%
Trust certificates - term repurchase facilities (7)	—	—	—%	32,955	(1,891)	(7.67)%
Hedging (8)	35,217	(1,095)	(4.14)%	83,903	(16)	(0.03)%
Total interest expense/average cost of funds	$1,678,068	(43,974)	(3.48)%	$1,831,286	(63,688)	(4.64)%
Total net interest income		$41,197			$46,674

(1)	Average net yield includes net amortization/accretion and fee income.
(2)

Includes fee income of approximately $4.8 million, $12,000 and $112,000 recognized on our floating-rate CRE whole loans, legacy CRE loan and our CRE preferred equity investments, respectively, for the nine months ended September 30, 2020 and approximately $6.0 million, $96,000 and $127,000 on our CRE whole loans, legacy CRE loans and our CRE preferred equity investment, respectively, for the nine months ended September 30, 2019.

(3)	Includes net accretion income of approximately $616,000 and $2.1 million for the nine months ended September 30, 2020 and 2019, respectively, on our CMBS securities.
(4)	Includes amortization expense of approximately $5.9 million for the nine months ended September 30, 2020 and 2019 on our interest-bearing liabilities collateralized by CRE whole loans.
(5)	Includes aggregated amortization expense of approximately $2.7 million for the nine months ended September 30, 2020 and 2019 on our convertible senior notes.
(6)	Includes amortization expense of approximately $8,000 for the nine months ended September 30, 2020 on our Senior Unsecured Notes due 2027.
(7)	Includes amortization expense of approximately $279,000 for the nine months ended September 30, 2019 on our trust certificates - term repurchase facilities.
(8)

Includes net amortization expense of $788,000 for the nine months ended September 30, 2020 and accretion income of $68,000 for the nine months ended September 30, 2019 on 22 and two terminated interest rate swap agreements, respectively, that were in net loss and gain positions, respectively, at the time of termination. The remaining losses and gains, reported in accumulated other comprehensive (loss) income on the consolidated balance sheets, will be accreted over the remaining life of the debt.

Operating Expenses

Three and Nine Months Ended September 30, 2020 as compared to Three and Nine Months Ended September 30, 2019

The following tables set forth information relating to our operating expenses for the periods presented (dollars in thousands):

	For the Three Months Ended
	September 30,
	2020	2019	Dollar Change	Percent Change
Operating expenses:
Management fees	$1,284	$2,528	$(1,244)	(49)%
Equity compensation	1,905	552	1,353	245%
General and administrative	5,295	2,086	3,209	154%
Depreciation and amortization	12	8	4	50%
Reversal of credit losses	(8,172)	(1,137)	(7,035)	619%
Total	$324	$4,037	$(3,713)	(92)%

(Back to Index)

(Back to Index)

	For the Nine Months Ended
	September 30,
	2020	2019	Dollar Change	Percent Change
Operating expenses:
Management fees	$4,728	$6,862	$(2,134)	(31)%
Equity compensation	3,118	1,647	1,471	89%
General and administrative	11,552	7,158	4,394	61%
Depreciation and amortization	34	39	(5)	(13)%
Provision for credit losses	49,449	58	49,391	85,157%
Total	$68,881	$15,764	$53,117	337%

Aggregate operating expenses decreased by $3.7 million and increased by $53.1 million for the comparative three and nine months ended September 30, 2020 and 2019, respectively. We attribute the changes to the following:

Management fees. The decreases of $1.2 million and $2.1 million for the comparative three and nine months ended September 30, 2020 and 2019, respectively, were primarily attributable to a decrease in our base management fees during the three and nine months ended September 30, 2020. Our monthly base management fee was equal to 1/12th of the amount of our equity multiplied by 1.50% in accordance with our prior management agreement. In March 2020, our equity decreased in connection with the losses incurred on the disposition of our financed CMBS portfolio. Additionally, our management fees decreased due to incentive compensation of $441,000 and $606,000 that was incurred during the three and nine months ended September 30, 2019, respectively. No incentive compensation was payable during the three and nine months ended September 30, 2020. As of July 31, 2020, as part of the amended Management Agreement, the monthly base management fee was amended to be the greater of 1/12th of the amount of our equity multiplied by 1.50% or $442,000 through July 31, 2022.

Equity compensation. The increases of $1.4 million and $1.5 million for the comparative three and nine months ended September 30, 2020 and 2019, respectively, were primarily attributable to the acceleration of all unvested stock awards at July 31, 2020 upon the close of the ACRES acquisition during the three and nine months ended September 30, 2020.

General and administrative. General and administrative expenses increased by $3.2 million and $4.4 million for the comparative three and nine months ended September 30, 2020 and 2019, respectively. The following table summarizes the information relating to our general and administrative expenses for the periods presented (dollars in thousands):

	For the Three Months Ended
	September 30,
	2020	2019	Dollar Change	Percent Change
General and administrative:
Professional services	$3,428	$484	$2,944	608%
Wages and benefits	910	698	212	30%
Operating expenses	311	205	106	52%
D&O insurance	297	287	10	3%
Dues and subscriptions	131	145	(14)	(10)%
Director fees	121	150	(29)	(19)%
Rent and utilities	92	72	20	28%
Travel	4	37	(33)	(89)%
Tax penalties, interest and franchise tax	1	8	(7)	(88)%
Total	$5,295	$2,086	$3,209	154%

(Back to Index)

(Back to Index)

	For the Nine Months Ended
	September 30,
	2020	2019	Dollar Change	Percent Change
General and administrative:
Professional services	$5,712	$1,879	$3,833	204%
Wages and benefits	2,325	2,122	203	10%
Operating expenses	1,015	752	263	35%
D&O insurance	876	851	25	3%
Dues and subscriptions	645	446	199	45%
Director fees	386	537	(151)	(28)%
Rent and utilities	483	244	239	98%
Travel	137	187	(50)	(27)%
Tax penalties, interest and franchise tax	(27)	140	(167)	(119)%
Total	$11,552	$7,158	$4,394	61%

The increases in general and administrative expenses for the comparative three and nine months ended September 30, 2020 and 2019 were primarily attributable to (i) an increase in professional services in connection with legal fees and advisory fees for services rendered as part of the ACRES acquisition as well as legal fees incurred in 2020 primarily related to the settlement of our CMBS repurchase agreements, (ii) an increase in wages and benefits allocated to us by our Manager, and (iii) an increase in operating expenses in connection with an increase in bank fees.

(Reversal of) provision for credit losses, net. The increase of $7.0 million in reversals of credit losses for the comparative three months ended September 30, 2020 and increase of $49.4 million in provision for credit losses for the comparative nine months ended September 30, 2020 were primarily attributable to the updated estimates of our CECL model. The CECL model, adopted on January 1, 2020, measures the allowance for credit losses using an expected credit losses approach, as compared to the incurred credit losses approach utilized during the three and nine months ended September 30, 2019. In the first two quarters of 2020, CECL losses in the CRE loan portfolio were negatively impacted by higher expected unemployment and increased volatility in CRE asset pricing and liquidity. However, in the third quarter of 2020, our estimated current expected losses improved due to a decline in expected unemployment and projected recoveries in future CRE asset pricing as well as the effect from loan payoffs and paydowns of $124.4 million during the period.

Other Income (Expense)

Three and Nine Months Ended September 30, 2020 as compared to Three and Nine Months Ended September 30, 2019

The following tables set forth information relating to our other income (expense) incurred for the periods presented (dollars in thousands):

	For the Three Months Ended
	September 30,
	2020	2019	Dollar Change	Percent Change
Other income (expense):
Net realized and unrealized gain on investment securities available-for-sale and loans and derivatives	$96	$—	$96	100%
Fair value and other adjustments on asset held for sale	(3,371)	(55)	(3,316)	6,029%
Other income	134	107	27	25%
Total	$(3,141)	$52	$(3,193)	(6,140)%

	For the Nine Months Ended
	September 30,
	2020	2019	Dollar Change	Percent Change
Other income (expense):
Net realized and unrealized (loss) gain on investment securities available-for-sale and loans and derivatives	$(186,243)	$4	$(186,247)	(4,656,175)%
Fair value and other adjustments on asset held for sale	(8,089)	(1,457)	(6,632)	455%
Other income	192	259	(67)	(26)%
Total	$(194,140)	$(1,194)	$(192,946)	(16,160)%

(Back to Index)

(Back to Index)

Aggregate other expense increased $3.2 million for the comparative three months ended September 30, 2020 and 2019 and $192.9 million for the comparative nine months ended September 30, 2020 and September 30, 2019. We attribute the changes to the following:

Net realized and unrealized gain (loss) on investment securities available-for-sale and loans and derivatives. The increase in losses of $186.2 million for the nine months ended September 30, 2020 and 2019 was attributable to a loss of $180.3 million on the disposition of our CMBS portfolio that was financed with our CMBS - short-term repurchase facilities during the nine months ended September 30, 2020. Additionally, the increase was attributable to a loss of $5.8 million recorded to mark our two remaining investment securities available-for-sale to fair value during the nine months ended September 30, 2020.

Fair value and other adjustments on asset held for sale. The changes of $3.3 million and $6.6 million during the comparative three and nine months ended September 30, 2020 and 2019, respectively, were primarily attributable to charges incurred on one remaining CRE asset held for sale of $3.4 million and $8.1 million, which included protective advances to cover operating losses of $456,000 and $1.9 million, recorded during the three and nine months ended September 30, 2020, respectively. During the three and nine months ended September 30, 2019, we recorded charges of $55,000 and $1.5 million, respectively, on the remaining asset held for sale, which included protective advances to cover operating losses of $55,000 and $158,000, respectively. The losses during the three and nine months ended September 30, 2020 included fair value charges of $2.9 million and $6.2 million, respectively, in connection with the receipt of an offer for the remaining asset held for sale, which was obtained in the third quarter of 2020 and valued the property at $10.3 million after deducting estimated costs to sell at September 30, 2020.

Financial Condition

Summary

Our total assets were $1.8 billion at September 30, 2020 as compared to $2.5 billion at December 31, 2019. The decrease was primarily attributable to the disposition of our financed CMBS portfolio, completed in April 2020, in connection with the receipt of default notices from certain CMBS - short-term repurchase agreement counterparties (see “Senior Secured Financing Facility, Term Warehouse Financing Facilities and Repurchase Agreements”) and the macroeconomic outlook and uncertainty caused by the COVID-19 pandemic as well as payoffs and paydowns on our CRE whole loans.

(Back to Index)

(Back to Index)

Investment Portfolio

The tables below summarize the amortized cost and net carrying amount of our investment portfolio, classified by asset type, at September 30, 2020 and December 31, 2019 as follows (dollars in thousands, except amounts in footnotes):

At September 30, 2020	Amortized Cost	Net Carrying Amount	Percent of Portfolio	Weighted Average Coupon
Loans held for investment:
CRE whole loans, floating-rate (1)	$1,620,211	$1,571,716	97.74%	5.33%
CRE mezzanine loan (1)	4,700	4,349	0.27%	10.00%
CRE preferred equity investments (1)	27,310	23,213	1.44%	11.38%
	1,652,221	1,599,278	99.45%
Investment securities available-for-sale:
CMBS, fixed-rate	2,447	2,447	0.15%	4.33%

Other investments: (2)
Investments in unconsolidated entities	1,548	1,548	0.10%	N/A (4)
CRE whole loans, fixed-rate (3)	4,820	4,820	0.30%	4.44%
	6,368	6,368	0.40%

Total investment portfolio	$1,661,036	$1,608,093	100.00%

At December 31, 2019	Amortized Cost	Net Carrying Amount	Percent of Portfolio	Weighted Average Coupon
Loans held for investment:
CRE whole loans, floating-rate (1)	$1,760,597	$1,759,137	76.08%	5.52%
CRE mezzanine loan	4,700	4,700	0.20%	10.00%
CRE preferred equity investment	26,148	26,148	1.13%	11.39%
	1,791,445	1,789,985	77.41%
Investment securities available-for-sale:
CMBS, floating-rate	382,659	382,675	16.55%	4.39%
CMBS, fixed-rate	132,235	138,039	5.97%	4.10%
	514,894	520,714	22.52%
Other investments: (2)
Investments in unconsolidated entities	1,548	1,548	0.07%	N/A (4)

Total investment portfolio	$2,307,887	$2,312,247	100.00%

(1)	Net carrying amount includes an allowance for credit losses of $52.9 million and $1.5 million at September 30, 2020 and December 31, 2019, respectively.
(2)	Excludes one asset held for sale at September 30, 2020 and December 31, 2019.
(3)	Classified as other assets on the consolidated balance sheet.
(4)	There are no stated rates associated with these investments.

CRE loans. During the nine months ended September 30, 2020, we originated $204.1 million of floating-rate CRE whole loan commitments (of which $23.7 million was unfunded loan commitments), funded $28.5 million of previously unfunded loan commitments and received $338.4 million in proceeds from loan payoffs, paydowns and a loan sale. In October 2020, we received an additional $11.0 million of proceeds from the collection of our principal paydown receivable balance.

(Back to Index)

(Back to Index)

The following is a summary of our loans (dollars in thousands, except amounts in footnotes):

Description	Quantity	Principal	Unamortized (Discount) Premium, net (1)	Amortized Cost	Allowance for Credit Losses	Carrying Value	Contractual Interest Rates	Maturity Dates (2)(3)
At September 30, 2020:
CRE loans held for investment:
Whole loans, floating-rate (4)(5)	102	$1,626,455	$(6,244)	$1,620,211	$(48,495)	$1,571,716	1M LIBOR plus 2.70% to 1M LIBOR plus 6.25%	October 2020 to October 2023
Mezzanine loan (4)	1	4,700	—	4,700	(351)	4,349	10.00%	June 2028
Preferred equity investments (see Note 3) (5)(6)(7)	2	27,287	23	27,310	(4,097)	23,213	11.00% to 11.50%	June 2022 to April 2023
Total CRE loans held for investment		$1,658,442	$(6,221)	$1,652,221	$(52,943)	$1,599,278

At December 31, 2019:
CRE loans held for investment:
Whole loans, floating-rate (4)(5)	112	$1,768,322	$(7,725)	$1,760,597	$(1,460)	$1,759,137	1M LIBOR plus 2.70% to 1M LIBOR plus 6.25%	January 2020 to October 2023
Mezzanine loan	1	4,700	—	4,700	—	4,700	10.00%	June 2028
Preferred equity investments (see Note 3) (5)(6)(7)	2	26,237	(89)	26,148	—	26,148	11.00% to 11.50%	June 2022 to April 2023
Total CRE loans held for investment		$1,799,259	$(7,814)	$1,791,445	$(1,460)	$1,789,985

(1)

Amounts include unamortized loan origination fees of $6.3 million and $9.1 million and deferred amendment fees of $161,000 and $72,000 at September 30, 2020 and December 31, 2019, respectively. Additionally, the amounts include unamortized loan acquisition costs of $234,000 and $1.3 million at September 30, 2020 and December 31, 2019.

(2)	Maturity dates exclude contractual extension options, subject to the satisfaction of certain terms that may be available to the borrowers.
(3)

Maturity dates exclude one whole loan, with an amortized cost of $11.5 million, in default at September 30, 2020 and December 31, 2019. The loan was performing in accordance with a forbearance agreement, which expired in June 2020.

(4)	Substantially all loans are pledged as collateral under various borrowings at September 30, 2020 and December 31, 2019.
(5)

Floating-rate CRE whole loans had $84.9 million and $98.0 million in unfunded loan commitments at September 30, 2020 and December 31, 2019, respectively. Preferred equity investments had $2.6 million and $3.0 million in unfunded commitments at September 30, 2020 and December 31, 2019. These unfunded loan commitments are advanced as the borrowers formally request additional funding and meet certain benchmarks, as permitted under the loan agreement, and any necessary approvals have been obtained.

(6)	The interest rate on our preferred equity investments pay currently at 8.00%. The remaining interest is deferred until maturity.
(7)

Beginning in April 2023, we have the right to unilaterally force the sale of Prospect Hackensack JV LLC’s underlying property. Beginning in June 2022, we have the right to unilaterally force the sale of WC Newhall MM, LLC’s underlying property.

At September 30, 2020, approximately 18.0%, 17.9% and 17.5% of our CRE loan portfolio was concentrated in the Southeast, Southwest and Mountain regions, respectively, based on carrying value, as defined by the NCREIF. At December 31, 2019, approximately 19.5%, 19.4% and 17.6% of our CRE loan portfolio was concentrated in the Mountain, Southwest and Southeast regions, respectively, based on carrying value. No single loan or investment represented more than 10% of our total assets and no single investment group generated over 10% of our revenue.

CMBS. Beginning in the first quarter of 2020, the COVID-19 pandemic produced material and previously unforeseeable liquidity shocks to credit markets. As a result of the receipt of default notices with respect to some of our CMBS (see “Senior Secured Financing Facility, Term Warehouse Financing Facilities and Repurchase Agreements”) and the uncertainty caused by the COVID-19 pandemic, we disposed of our entire CMBS portfolio, except for two CMBS securities with an amortized cost and fair value of $2.4 million, as of September 30, 2020.

(Back to Index)

(Back to Index)

The following table summarizes our CMBS investments earning coupon interest at fixed-rates or floating-rates at September 30, 2020 and December 31, 2019 (dollars in thousands, except amounts in the footnote):

	Face Value	Amortized Cost	Fair Value	Coupon Rates
At September 30, 2020:
CMBS, fixed-rate	$25,130	$2,447	$2,447	4.33%
At December 31, 2019:
CMBS, fixed-rate (1)	$199,701	$132,235	$138,039	2.88% - 8.48%
CMBS, floating-rate	382,439	382,659	382,675	3.60% - 5.70%
Total	$582,140	$514,894	$520,714

(1)	Face value includes $25.9 million, with a total cost basis of $106,000, of CMBS subject to other-than-temporarily-impairment charges at December 31, 2019.

Investment in unconsolidated entities. Our investments in unconsolidated entities at September 30, 2020 and December 31, 2019 comprised a 100% interest in the common shares of Resource Capital Trust I (“RCT I”) and RCC Trust II (“RCT II”), respectively, with a value of $1.5 million in the aggregate, or 3.0% of each trust. We record our investments in RCT I’s and RCT II’s common shares as investments in unconsolidated entities using the cost method, recording dividend income when declared by RCT I and RCT II. During the three and nine months ended September 30, 2020, we recorded dividends from the investments in RCT I’s and RCT II’s common shares, reported in other revenue on the consolidated statement of operations, of $19,000 and $62,000, respectively. During the three and nine months ended September 30, 2019, the dividends were $25,000 and $76,000, respectively.

Financing Receivables

The following tables show the activity in the allowance for credit losses for the nine months ended September 30, 2020 and year ended December 31, 2019 (in thousands, except amount in the footnotes):

	Nine Months Ended September 30, 2020	Year Ended December 31, 2019
	CRE Loans	CRE Loans (1)
Allowance for credit losses:
Allowance for credit losses at beginning of period	$1,460	$1,401
Adoption of the new accounting guidance	3,032	—
Provision for credit losses (2)	48,451	59
Allowance for credit losses at end of period	$52,943	$1,460

(1)	The Company’s mezzanine loan and preferred equity investments were evaluated individually for impairment during the year ended December 31, 2019 and were determined to have no evidence of impairment.
(2)

Excludes the recovery of credit losses on one bank loan with no amortized cost or carrying value at September 30, 2020 and December 31, 2019 that received a payment of approximately $1,000 during the year ended December 31, 2019.

The COVID-19 pandemic had a significant impact on the losses assumed in our CECL computations during the first and second quarters of 2020. CECL losses in the CRE loan portfolio were negatively impacted by higher expected unemployment and increased volatility in CRE asset pricing and liquidity. In the third quarter of 2020, our estimated current expected losses improved due to a decline in expected unemployment and projected recoveries in future CRE asset pricing.

Loans that exhibit credit quality deterioration are removed from their associated pools and individually evaluated for the purpose of updating the CECL model. During the nine months ended September 30, 2020, we individually evaluated a hotel loan in the Northeast region with a $37.9 million principal balance. In the second quarter of 2020, although the loan was subject to a forbearance agreement executed in July 2020, we determined that foreclosure of the loan was probable and that the modification was indicative of a TDR. The loan’s CECL allowance was calculated as the difference between the loan’s amortized cost and the estimated sales value of the property, less estimated costs to sell. At September 30, 2020, the loan had a CECL allowance of $8.0 million.

In June 2020, we sold one CRE whole loan note for $17.4 million, which resulted in a realized loss of $1.0 million recorded in the provision for credit losses during the nine months ended September 30, 2020.

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

For the purpose of calculating the quarterly provision for credit losses under CECL, we pool CRE loans based on the underlying collateral property type and utilize a probability of default and loss given default methodology for approximately one year after which we immediately revert to a historical mean loss ratio. In order to calculate the historical mean loss ratio, we utilize our full, 14 year underwriting history in the determination of historical losses, along with the market loss history from a selected population from an engaged third-party provider’s database that were similar to our loan types, loan sizes, durations, interest rate structure and general LTV profiles.

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

(Back to Index)

(Back to Index)

Credit risk profiles of CRE loans at amortized cost and legacy CRE loans held for sale at the lower of cost or fair value were as follows (in thousands, except amounts in footnotes):

	Rating 1	Rating 2	Rating 3	Rating 4	Rating 5	Total (1)
At September 30, 2020:
Whole loans, floating-rate	$—	$673,011	$601,023	$306,032	$40,145	$1,620,211
Mezzanine loan	—	—	4,700	—	—	4,700
Preferred equity investments	—	—	6,268	21,042	—	27,310
Total	$—	$673,011	$611,991	$327,074	$40,145	$1,652,221

At December 31, 2019:
Whole loans, floating-rate	$—	$1,660,274	$96,475	$3,848	$—	$1,760,597
Mezzanine loan (2)	—	4,700	—	—	—	4,700
Preferred equity investments (2)	—	26,148	—	—	—	26,148
Total	$—	$1,691,122	$96,475	$3,848	$—	$1,791,445

(1)	The total amortized cost of CRE loans excluded accrued interest receivable of $8.2 million and $6.7 million at September 30, 2020 and December 31, 2019, respectively.
(2)	Our mezzanine loan and preferred equity investments were evaluated individually for impairment at December 31, 2019.

Credit risk profiles of CRE loans by origination year at amortized cost were as follows (in thousands):

	2020	2019	2018	2017	2016	Prior	Total (1)
At September 30, 2020:
Whole loans, floating-rate: (2)
Rating 2	$138,154	$324,773	$154,973	$55,111	$—	$—	$673,011
Rating 3	43,372	260,440	234,468	45,252	—	17,491	601,023
Rating 4	—	89,722	140,977	66,113	—	9,220	306,032
Rating 5	—	—	—	37,849	—	2,296	40,145
Total whole loans, floating-rate	181,526	674,935	530,418	204,325	—	29,007	1,620,211
Mezzanine loan (rating 3)	—	—	4,700	—	—	—	4,700
Preferred equity investments:
Rating 3	—	6,268	—	—	—	—	6,268
Rating 4	—	—	21,042	—	—	—	21,042
Total preferred equity investments	—	6,268	21,042	—	—	—	27,310
Total	$181,526	$681,203	$556,160	$204,325	$—	$29,007	$1,652,221

	2019	2018	2017	2016	2015	Prior	Total (1)
At December 31, 2019:
Whole loans, floating-rate: (2)
Rating 2	$669,947	$776,078	$202,577	$—	$—	$11,672	$1,660,274
Rating 3	21,593	—	37,008	—	17,471	20,403	96,475
Rating 4	—	—	—	—	3,848	—	3,848
Total whole loans, floating-rate	691,540	776,078	239,585	—	21,319	32,075	1,760,597
Mezzanine loan (rating 2)	—	4,700	—	—	—	—	4,700
Preferred equity investments (rating 2)	5,741	20,407	—	—	—	—	26,148
Total	$697,281	$801,185	$239,585	$—	$21,319	$32,075	$1,791,445

(1)	The total amortized cost of CRE loans excluded accrued interest receivable of $8.2 million and $6.7 million at September 30, 2020 and December 31, 2019, respectively.
(2)	Acquired CRE whole loans are grouped within each loan’s year of issuance.

(Back to Index)

(Back to Index)

In November 2019, we foreclosed on our remaining legacy CRE loan included in assets held for sale and obtained ownership of the underlying property, which remains classified as an asset held for sale on the consolidated balance sheets recorded at the lower of cost or fair market value. In the second quarter of 2020, we received a $13.5 million offer, which was subsequently revoked. In the third quarter of 2020, we received a new offer of $11.0 million on the property. Net of approximately $715,000 of estimated costs to sell, the asset was valued at $10.3 million. An appraisal was received on the property in February 2020 and concluded its fair value, less estimated costs to sell, was $16.5 million, the effect of which was recorded as of December 31, 2019. At September 30, 2020 and December 31, 2019, the CRE asset held for sale had total carrying values of $10.3 million and $16.5 million, respectively.

During the three and nine months ended September 30, 2020, we incurred fair value adjustments on the remaining CRE asset held for sale to reduce the carrying value of $3.4 million and $8.1 million, respectively, which included protective advances to cover borrower operating losses of $456,000 and $1.9 million, respectively. During the three and nine months ended September 30, 2019, we incurred fair value adjustments of $55,000 and $1.5 million, respectively, which included protective advances to cover borrower operating losses of $55,000 and $158,000, respectively. The adjustments for the three and nine months ended September 30, 2020 included fair value charges of $2.9 million and $6.2 million, respectively, in connection with the offers received.

At September 30, 2020 and December 31, 2019, we had one mezzanine loan included in assets held for sale that had no fair value.

During the three and nine months ended September 30, 2020, we recorded a decrease in the reserve of $8.1 million and an increase in the reserve of $48.5 million, respectively. The COVID-19 pandemic had a significant impact on the losses assumed in our CECL computations during the first and second quarters of 2020. CECL losses in the CRE loan portfolio were negatively impacted by higher expected unemployment and increased volatility in CRE asset pricing and liquidity. However, in the third quarter of 2020, we estimated our expected losses were appropriately captured through the previous quarters’ provisions due to a decline in expected unemployment and projected recoveries in future CRE asset pricing. During the three months ended September 30, 2019, we recorded a decrease in the reserve of $1.1 million, using the previous incurred losses methodology, which was primarily attributable to four loans risk rated as a 3 that repaid. During the nine months ended September 30, 2019, we recorded a general provision of $59,000, using the previous incurred losses methodology, primarily attributable to two loans which migrated from a rating of 2 to a rating of 3, in which performance lagged behind underwritten expectations, and partially offset by two loans risk rated as a 3 that repaid.

Loan Portfolio Aging Analysis

The following table presents the CRE loan portfolio aging analysis as of the dates indicated for CRE loans at amortized cost (in thousands, except amounts in footnotes):

	30-59 Days (1)	60-89 Days	Greater than 90 Days (2)	Total Past Due	Current	Total Loans Receivable (3)	Total Loans > 90 Days and Accruing (2)
At September 30, 2020:
Whole loans, floating-rate	$37,849	$—	$11,516	$49,365	$1,570,846	$1,620,211	$11,516
Mezzanine loan	—	—	—	—	4,700	4,700	—
Preferred equity investments	—	—	—	—	27,310	27,310	—
Total	$37,849	$—	$11,516	$49,365	$1,602,856	$1,652,221	$11,516

At December 31, 2019:
Whole loans, floating-rate	$—	$—	$11,503	$11,503	$1,749,094	$1,760,597	$11,503
Mezzanine loan	—	—	—	—	4,700	4,700	—
Preferred equity investments	—	—	—	—	26,148	26,148	—
Total	$—	$—	$11,503	$11,503	$1,779,942	$1,791,445	$11,503

(1)

Includes one whole loan on non-accrual status and in default, with an amortized cost of $37.8 million, at September 30, 2020. In July 2020, we wrote off $665,000 of accrued interest receivable on this whole loan.

(2)

Includes one whole loan, with an amortized cost of $11.5 million, in default at September 30, 2020 and December 31, 2019. The loan was performing in accordance with a forbearance agreement, which expired in June 2020. During the three and nine months ended September 30, 2020, we recognized interest income of $154,000 and $468,000, respectively, on this whole loan. During the three and nine months ended September 30, 2019, we recognized interest income of $170,000 and $587,000, respectively, on this whole loan.

(3)	The total amortized cost of CRE loans excluded accrued interest receivable of $8.2 million and $6.7 million at September 30, 2020 and December 31, 2019, respectively.

At September 30, 2020 and December 31, 2019, we had two and one CRE loans, respectively, in default, including one CRE loan that entered default in the third quarter of 2020, with total amortized costs of $49.4 million and $11.5 million, respectively. In October 2020, an additional CRE loan with an amortized cost of $33.2 million defaulted.

(Back to Index)

(Back to Index)

Subsequent to September 30, 2020, the sponsor of our $6.3 million preferred equity investment in a self-storage CRE property located in Southern California did not make its October and November senior loan debt service payments constituting an event of default under the related senior loan documents. We are currently exploring our rights and remedies under our joint venture agreement. The property’s current operational cash flows are considered in the determination of our CECL reserves at September 30, 2020, and we have determined those reserves to be reasonable.

Troubled Debt Restructurings (“TDRs”)

The following table summarizes the TDRs in our loan portfolio (dollars in thousands):

	Nine Months Ended September 30, 2020
	Number of Loans	Pre-Modification Outstanding Recorded Balance	Post-Modification Outstanding Recorded Balance
CRE whole loans	2	$56,882	$56,882

During the nine months ended September 30, 2020, we entered into 10 extension agreements that had a weighted average period of 10 months and 12 forbearance agreements that had a weighted average period of four months. As of September 30, 2020, 18 borrowers received payment timing relief in connection with these agreements. Two borrowers with formerly forborne interest are now current and nine borrowers continue to perform in accordance with their forbearance agreements at September 30, 2020. One borrower with formerly forborne interest was in default at September 30, 2020.

Restricted Cash

At September 30, 2020, we had restricted cash of $33.8 million, which consisted of $33.4 million of restricted cash held within five of our six consolidated securitization entities, $324,000 held as margin and $27,000 held in various reserve accounts. At December 31, 2019, we had restricted cash of $14.5 million, which consisted of $13.9 million of restricted cash held as margin, $532,000 held within three of our five consolidated securitizations and $22,000 held in various reserve accounts. The increase of $19.3 million was primarily attributable to an increase in the restricted cash outstanding at our consolidated securitization entities, including a future advances reserve account at XAN 2020-RSO9 of $21.3 million at the securitization’s close, offset by cash paid for settlements on our CMBS portfolio.

In April 2020, we repaid all of our outstanding obligations related to our CMBS - short-term repurchase agreements as discussed in “Overview.” In conjunction with that repayment, we used $46.9 million of posted margin that was classified as restricted cash.

Accrued Interest Receivable

The following table summarizes our accrued interest receivable at September 30, 2020 and December 31, 2019 (in thousands):

	September 30, 2020	December 31, 2019	Net Change
Accrued interest receivable from loans	$8,167	$6,746	$1,421
Accrued interest receivable from securities	88	1,133	(1,045)
Accrued interest receivable from Promissory Note, escrow, sweep and reserve accounts	251	163	88
Total	$8,506	$8,042	$464

The increase of $464,000 in accrued interest receivable was primarily attributable to the increase of $1.4 million in accrued interest receivable from loans, which was primarily attributable to loans that were operating in accordance with forbearance agreements, offset by the decrease of $1.0 million in accrued interest receivable from securities attributable to the disposition of our CMBS portfolio during the nine months ended September 30, 2020.

(Back to Index)

(Back to Index)

Other Assets

The following table summarizes our other assets at September 30, 2020 and December 31, 2019 (in thousands):

	September 30, 2020	December 31, 2019	Net Change
CRE fixed-rate whole loans, held for sale	$4,820	$—	$4,820
Tax receivables and prepaid taxes	2,309	2,250	59
Other prepaid expenses	1,665	835	830
Other receivables	394	116	278
Fixed assets - non real estate	183	89	94
Total	$9,371	$3,290	$6,081

The increase of $6.1 million in other assets was primarily attributable to the origination of two fixed-rate CRE whole loans during the nine months ended September 30, 2020 with a total carrying value of $4.8 million at September 30, 2020. The increase in other assets was also attributable to an $830,000 increase in other prepaid expenses, resulting from the March 2020 prepayment of D&O insurance of $1.2 million and August 2020 prepayment of a ground lease of $441,000, and a $278,000 increase in other receivables, resulting from an increase in fee income receivable.

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
• CMBS; and
• CRE equity investments.

In November 2016, our Board approved a strategic plan (the “Plan”) to focus our strategy on CRE debt investments. The Plan contemplated disposing of certain legacy CRE debt investments, exiting underperforming non-core asset classes and businesses and maintaining a dividend policy based on sustainable earnings. Legacy CRE loans are loans underwritten prior to 2010. The non-core asset classes in which we have historically invested are described below:

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

We also are exposed to market pricing risks in connection with our fixed-rate CRE whole loans. The increase or decrease of market interest rates cause the fair value of the fixed-rate CRE whole loans to decrease or increase. In order to mitigate this market price risk, we may enter into interest rate swap contracts in which we pay a fixed rate of interest in exchange for a variable rate benchmark, usually three-month LIBOR. Unrealized gains and losses on the value of these swap contracts are recorded in other income on the consolidated statements of operations.

The following tables present the fair value of our derivative financial instruments at September 30, 2020 and December 31, 2019 on our consolidated balance sheets and the related effect of derivative instruments on our consolidated statements of operations for the nine months ended September 30, 2020 and 2019:

Fair Value of Derivative Instruments (in thousands)

	Liability Derivatives
At September 30, 2020	Notional Amount	Consolidated Balance Sheets Location	Fair Value
Interest rate swap contracts	$4,030	Derivatives, at fair value	$60
Interest rate swap contracts, hedging	$—	Accumulated other comprehensive (loss) income	$(10,444)

	Asset Derivatives
At December 31, 2019	Notional Amount	Consolidated Balance Sheets Location	Fair Value
Interest rate swap contracts, hedging (1)	$2,630	Derivatives, at fair value	$30

	Liability Derivatives
	Notional Amount	Consolidated Balance Sheets Location	Fair Value
Interest rate swap contracts, hedging (1)	$87,551	Derivatives, at fair value	$4,558
Interest rate swap contracts, hedging	$90,181	Accumulated other comprehensive (loss) income	$(3,999)

(1)	Interest rate swap contracts are accounted for as cash flow hedges.

The Effect of Derivative Instruments on the Consolidated Statements of Operations (in thousands)

	Derivatives
Nine Months Ended September 30, 2020	Consolidated Statements of Operations Location	Realized and Unrealized Gain (Loss) (1)
Interest rate swap contracts	Other (expense) income	$(67)
Interest rate swap contracts, hedging	Interest expense	$(1,095)

	Derivatives
Nine Months Ended September 30, 2019	Consolidated Statements of Operations Location	Realized and Unrealized Gain (Loss) (1)
Interest rate swap contracts, hedging	Interest expense	$(16)

(1)	Negative values indicate a decrease to the associated consolidated statement of operations line items.

In April 2020, we terminated all of our interest rate hedges, which had unrealized losses of $11.8 million recorded in accumulated other comprehensive (loss) income at the time of termination. The losses will be amortized into earnings over the remaining lives of the underlying contracts.

(Back to Index)

(Back to Index)

At September 30, 2020, we had four swap contracts outstanding in order to mitigate the market price risk on our fixed-rate CRE whole loans. Our interest rate swaps at September 30, 2020 were as follows (dollars in thousands):

	Benchmark Rate	Notional Value	Strike Rate	Effective Date	Maturity Date	Fair Value
Interest rate swap	Three-month LIBOR	$260	0.64%	3/16/2020	3/16/2025	$(4)
Interest rate swap	Three-month LIBOR	1,525	0.80%	3/16/2020	3/16/2030	(18)
Interest rate swap	Three-month LIBOR	520	0.68%	3/16/2020	3/16/2025	(8)
Interest rate swap	Three-month LIBOR	1,725	0.86%	3/16/2020	3/16/2030	(30)
Total		$4,030				$(60)

Senior Secured Financing Facility, Term Warehouse Financing Facilities and Repurchase Agreements

Borrowings under our senior secured financing facility, term warehouse financing facilities and repurchase agreements are guaranteed by us or one or more of our subsidiaries. The following table sets forth certain information with respect to our senior secured financing and term warehouse financing facilities and repurchase agreements (dollars in thousands, except amounts in footnotes):

	September 30, 2020				December 31, 2019
	Outstanding Borrowings	Value of Collateral	Number of Positions as Collateral	Weighted Average Interest Rate	Outstanding Borrowings (1)	Value of Collateral	Number of Positions as Collateral	Weighted Average Interest Rate
Senior Secured Financing Facility
Massachusetts Mutual Life Insurance Company (2)	$122,570	$274,559	16	5.75%	$—	$—	—	—%

CRE - Term Warehouse Financing Facilities
Wells Fargo Bank, N.A. (3)	—	—	—	—%	225,217	291,903	28	3.70%
Barclays Bank PLC (4)	—	—	—	—%	111,881	145,035	14	3.99%
JPMorgan Chase Bank, N.A. (5)	—	—	—	—%	207,807	268,283	17	3.56%

CMBS - Short-Term Repurchase Agreements
Deutsche Bank Securities Inc.	—	—	—	—%	37,141	57,331	6	3.13%
JP Morgan Securities LLC	—	—	—	—%	33,703	42,075	13	2.87%
Barclays Capital Inc.	—	—	—	—%	87,643	112,939	7	2.82%
RBC Capital Markets, LLC	—	—	—	—%	34,829	47,081	5	2.96%
RBC (Barbados) Trading Bank Corporation	—	—	—	—%	181,584	224,972	30	2.82%
Total	$122,570	$274,559			$919,805	$1,189,619

(1)	Outstanding borrowings include accrued interest payable.
(2)

Includes $4.2 million of deferred debt issuance costs at September 30, 2020 on the senior secured financing facility. Additionally, includes $1.7 million of deferred debt issuance costs at September 30, 2020 on the CRE - term warehouse financing facilities that were paid off.

(3)

Includes $607,000 of deferred debt issuance costs at December 31, 2019. The deferred debt issuance costs of the CRE - term warehouse financing facilities were reported with outstanding borrowings on the senior secured financing facility at September 30, 2020 (refer to footnote (2)).

(4)

Includes $817,000 of deferred debt issuance costs at December 31, 2019. The deferred debt issuance costs of the CRE - term warehouse financing facilities were reported with outstanding borrowings on the senior secured financing facility at September 30, 2020 (refer to footnote (2)).

(5)

Includes $1.3 million of deferred debt issuance costs at December 31, 2019. The deferred debt issuance costs of the CRE - term warehouse financing facilities were reported with outstanding borrowings on the senior secured financing facility at September 30, 2020 (refer to footnote (2)).

Senior Secured Financing Facility

On July 31, 2020, our indirect, wholly owned subsidiary (“Holdings”), along with its direct wholly owned subsidiary (the “Borrower”), entered into a $250.0 million Loan and Servicing Agreement (the “MassMutual Loan Agreement”) with MassMutual and the other lenders party thereto (the “Lenders”). The asset-based revolving loan facility (the “MassMutual Facility”) provided under the MassMutual Loan Agreement will be used to finance our core CRE lending business and is not subject to mark-to-market adjustments. The MassMutual Facility has an interest rate of 5.75% per annum payable monthly. The MassMutual Facility matures on July 31, 2027. We paid a commitment fee as well as other reasonable closing costs. The loans under the MassMutual Facility are available for drawing during the first two years of the MassMutual Facility (the “Availability Period”). During the Availability Period, an unused commitment fee of 0.50% per annum (payable monthly) on unused commitments under the MassMutual Loan Agreement is payable for each day on which less than 75% of the total commitment is drawn.

(Back to Index)

(Back to Index)

Pursuant to the MassMutual Loan Agreement, the Borrower’s obligations under the MassMutual Loan Agreement are secured by the Borrower’s assets and Holdings’ equity interests in the Borrower, including all distributions, proceeds and profits from Holdings’ interests in the Borrower.

In September 2020, the MassMutual Loan Agreement was amended pursuant to which (i) the initial portfolio assets were revised and an agreed advance rate for each initial portfolio asset (each, an “Initial Portfolio Asset Advance Rate”) was set, and (ii) the revolving loan facility under the MassMutual Loan Agreement was amended to require the initial lender (currently MassMutual) to provide a specific advance rate for any future eligible portfolio assets and to limit the aggregate total amount of advances outstanding at any time to both the total facility amount and, in lieu of a 55% LTV, a borrowing base as of any required date of determination equal to the sum of, in each case, the product of the advance rate for such eligible portfolio asset (including in respect of the initial portfolio assets, the applicable Initial Portfolio Asset Advance Rate therefor) and the then determined value of such eligible portfolio asset.

In connection with the MassMutual Loan Agreement, we entered into a Guaranty (the “MassMutual Guaranty”) among ourselves, Exantas Real Estate Funding 2018-RSO6 Investor, LLC (“RSO6”), Exantas Real Estate Funding 2019-RSO7 Investor, LLC (“RSO7”), and Exantas Real Estate Funding 2020-RSO8 Investor, LLC (collectively with RSO6 and RSO7, the “Additional Subsidiaries”), each our indirect, wholly owned subsidiary, in favor of the secured parties under the MassMutual Loan Agreement. Pursuant to the MassMutual Guaranty, we fully guaranteed all payments and performance of Holdings and the Borrower under the MassMutual Loan Agreement. Additionally, the Additional Subsidiaries and we made certain representations and warranties and agreed to not incur debt or liens, each subject to certain exceptions, and agreed to provide the Lenders with certain information.

The MassMutual Loan Agreement contains events of default, subject to certain materiality thresholds and grace periods, customary for this type of financing arrangement. The remedies for such events of default are also customary for this type of transaction.

CRE - Term Warehouse Financing Facilities

In July 2018, our wholly-owned subsidiary entered into an amended and restated master repurchase agreement (the “2018 Facility”), originally executed in February 2012, with Wells Fargo Bank, N.A. (“Wells Fargo”) to finance the origination of CRE loans. In May 2020, Wells Fargo revised the minimum equity financial covenant required of us as of March 31, 2020 and provided a framework to avoid credit-based markdowns for approximately four months, ending September 4, 2020. In July 2020 and September 2020, the maturity date of the 2018 Facility was extended to September 3, 2020 and October 3, 2020, respectively. In October 2020, the 2018 Facility was amended, at our request, to reduce the 2018 Facility’s maximum amount from $400.0 million to $250.0 million, extend the funding expiration date and revise covenant definitions so that credit losses are determined in accordance with a risk rating-based methodology. In connection with the amendment to the 2018 Facility, we exercised the first of three options to extend the termination date for a one year period thereby extending the maturity date to October 2, 2021.

In April 2018, we entered into a master repurchase agreement (the “Barclays Facility”) with Barclays Bank PLC (“Barclays”) to finance the origination of CRE loans. In connection with the Barclays Facility, we entered into a guaranty agreement (the “Barclays Guaranty”) pursuant to which we fully guaranteed all payments and performance under the Barclays Facility. In May 2020, we entered into an amendment to the Barclays Guaranty that revised its minimum equity financial covenant as of March 1, 2020. Barclays also provided a framework to avoid credit-based markdowns for approximately four months, ending August 31, 2020. In October 2020, we entered into an amendment to the Barclays Guaranty that revised a covenant definition to be in line with other market participants so that credit losses are determined in accordance with a risk rating-based methodology.

In October 2018, we entered into a master repurchase agreement (the “JPMorgan Chase Facility”) with JPMorgan Chase Bank, N.A. (“JPMorgan Chase”) to finance the origination of CRE loans. In connection with the JPMorgan Chase Facility, we entered into a guarantee agreement (the “JPMorgan Chase Guarantee”) pursuant to which we fully guaranteed all payments and performance under the JPMorgan Chase Facility. In May 2020, we entered into an amendment to the JPMorgan Chase Guarantee that revised its minimum equity financial covenant as of February 29, 2020. In October 2020, we entered into an amendment to the JPMorgan Chase Guarantee that revised a covenant definition so that credit losses are determined in accordance with a risk rating-based methodology.

We were in compliance with all of our covenants at September 30, 2020.

CMBS - Short-Term Repurchase Agreements

The COVID-19 pandemic produced material and previously unforeseeable liquidity shocks in credit markets causing significant declines in the pricing of our investment securities available-for-sale that were collateral for our CMBS short-term repurchase facilities. As a result, in March 2020, we received written notices from RBC Capital Markets, LLC, RBC (Barbados) Trading Bank Corporation and Deutsche Bank Securities Inc. alleging that events of default had occurred under our associated repurchase agreements as a result of not meeting certain margin calls. These notices were subsequently either withdrawn or rescinded. We had no outstanding balances on our CMBS - short-term repurchase agreements.

(Back to Index)

(Back to Index)

Securitizations

At September 30, 2020, we retained equity in six of the securitization entities we have executed, of which three have been substantially liquidated.

XAN 2018-RSO6

In June 2018, we closed XAN 2018-RSO6, a $514.2 million CRE debt securitization transaction that provided financing for transitional CRE loans. In September 2020, we executed the optional liquidation of XAN 2018-RSO6, and all of the outstanding senior notes were paid off from the sales proceeds of certain of the securitization’s assets.

XAN 2020-RSO9

In September 2020, we closed XAN 2020-RSO9, a $297.0 million CRE debt securitization transaction that provided financing for CRE loans. XAN 2020-RSO9 issued a total of $245.8 million of non-recourse, floating-rate notes at par. Additionally, RCC Real Estate, Inc. (“RCC RE”) retained 100% of the Class E and Class F notes and a subsidiary of RCC RE retained 100% of the outstanding preference shares. The notes purchased by RCC RE are subordinated in right of payment to all other senior notes issued by XAN 2020-RSO9, but are senior in right of payment to the preference shares. The preference shares are subordinated in right of payment to all other securities issued by XAN 2020-RSO9. All of the notes issued mature in April 2037, although we have the right to call the notes anytime after September 2022.

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

The following table summarizes the 4.50% Convertible Senior Notes at September 30, 2020 (dollars in thousands, except the conversion prices and amounts in the footnotes):

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

(2)	During the three and nine months ended September 30, 2020 and 2019 the effective interest rate for the 4.50% Convertible Senior Notes was 7.43%.
(3)

Represents the number of shares of common stock per $1,000 principal amount of the 4.50% Convertible Senior Notes’ principal outstanding, subject to adjustment as provided in the Third Supplemental Indenture (the “4.50% Convertible Senior Notes Indenture”).

(4)

The conversion rate and conversion price of the 4.50% Convertible Senior Notes at September 30, 2020 are adjusted to reflect quarterly cash distributions in excess of a $0.10 distribution threshold, as defined in the 4.50% Convertible Senior Notes Indenture.

The 4.50% Convertible Senior Notes are convertible at the option of the holder at any time up until one business day before the respective maturity date and may be settled in cash, our common stock or a combination of cash and our common stock, at our election. We may not redeem the 4.50% Convertible Senior Notes prior to maturity. The closing price of our common stock was $2.09 on September 30, 2020, which did not exceed the conversion price of our 4.50% Convertible Senior Notes at September 30, 2020.

Senior Unsecured Notes

12.00% Senior Unsecured Notes Due 2027

On July 31, 2020, we entered into the Note and Warrant Purchase Agreement with Oaktree and MassMutual pursuant to which we may issue to Oaktree and MassMutual from time to time up to $125.0 million aggregate principal amount of Senior Unsecured Notes due 2027. The Senior Unsecured Notes due 2027 have an annual interest rate of 12.00%, payable up to 3.25% (at our election) as pay-in-kind interest and the remainder as cash interest. On July 31, 2020, we issued to Oaktree $42.0 million aggregate principal amount of the Senior Unsecured Notes due 2027. In addition, on July 31, 2020, we issued to MassMutual $8.0 million aggregate principal amount of the Senior Unsecured Notes due 2027. We recorded a discount of $3.1 million (the offset of which was recorded in additional paid-in capital) on the Senior Unsecured Notes due 2027 that reflects the difference between the proceeds received less the fair value of the notes as if they were issued without the detachable warrants. The market discounts and deferred debt issuance costs are amortized into interest expense on the consolidated statements of operation on an effective interest basis over the period ending in July 2027. The effective interest rate is 13.65%. At any time and from time to time prior to January 31, 2022, we may elect to issue to Oaktree and MassMutual up to $75.0 million aggregate principal amount of additional Senior Unsecured Notes due 2027.

(Back to Index)

(Back to Index)

The Note and Warrant Purchase Agreement contains events of default, subject to certain materiality thresholds and grace periods.

Stockholders’ Equity

Total stockholders’ equity at September 30, 2020 was $317.8 million and gave effect to $10.4 million of net realized losses on our cash flow hedges, shown as a component of accumulated other comprehensive (loss) income. Stockholders’ equity at December 31, 2019 was $556.4 million and gave effect to $4.0 million of net unrealized losses on our cash flow hedges and $5.8 million of net unrealized gains on our available-for-sale portfolio, shown as a component of accumulated other comprehensive (loss) income. The decrease in stockholders’ equity during the nine months ended September 30, 2020 was primarily attributable to a decrease in retained earnings in connection with an increase in net losses, primarily attributable to the losses incurred on the disposition of our financed CMBS portfolio.

Balance Sheet - Book Value Reconciliation

Management views economic book value, a non-GAAP measure, as a useful and appropriate supplement to GAAP stockholders’ equity and common stock book value because it adjusts common stock book value to account for the face redemption amounts of our outstanding preferred stock and convertible senior notes. The following table rolls forward our common stock book value for the three and nine months ended September 30, 2020 and reconciles our common stock book value to our economic book value at September 30, 2020 (in thousands, except per share data and amounts in footnotes):

	For the Three Months Ended September 30, 2020		For the Nine Months Ended September 30, 2020
	Total Amount	Per Share Amount	Total Amount	Per Share Amount
Common stock book value at beginning of period (1)	$190,689	$6.01	$440,442	$14.00
Net income (loss) allocable to common shares (2)	5,571	0.17	(229,525)	(6.86)
Change in other comprehensive income:
Available-for-sale securities	106	—	(5,820)	(0.17)
Derivatives	466	0.01	(6,446)	(0.19)
Adoption of new CECL accounting guidance on January 1, 2020	—	—	(3,032)	(0.09)
Non-cash GAAP discount on Senior Unsecured Notes issuance (3)	3,108	0.09	3,108	0.09
Issuance of unexercised warrants (3)	—	(0.25)	—	(0.58)
Impact to equity of share-based compensation	1,905	—	3,118	(0.17)
Total net increase (decrease)	11,156	0.02	(238,597)	(7.97)
Common stock book value at end of period (1)(4)	$201,845	$6.03	$201,845	$6.03

Reconciling items in arriving at economic book value at September 30, 2020:
Non-cash 4.50% Convertible Senior Notes’ unamortized discount	(5,968)	(0.18)	(5,968)	(0.18)
Non-cash GAAP discount on Senior Unsecured Notes issuance (3)	(3,108)	(0.09)	(3,108)	(0.09)
Series C Preferred Stock redemption value in excess of carrying value	(4,045)	(0.12)	(4,045)	(0.12)
Economic book value at September 30, 2020	$188,724	$5.64	$188,724	$5.64

(1)

Per share calculations exclude unvested restricted stock, as disclosed on our consolidated balance sheets, of 34,833, 331,681 and 420,962 shares at September 30, 2020, June 30, 2020 and December 31, 2019, respectively, and include warrants to purchase up to 1,400,000 shares of common stock at September 30, 2020. The denominator for the calculations were 33,458,492, 31,726,811 and 31,459,632 shares at September 30, 2020, June 30, 2020 and December 31, 2019, respectively.

(2)

The per share amounts are calculated with the denominator referenced in footnote (1) at September 30, 2020. We calculated net income per common share-diluted of $0.17 and net losses per common share-diluted of $7.16 using the weighted average diluted shares outstanding during the three and nine months ended September 30, 2020.

(3)

We issued warrants to purchase an aggregate of 1,400,000 shares of common stock to Oaktree and MassMutual in connection with the issuance of the Senior Unsecured Notes due 2027. Upon issuance, the warrants were fair valued and recorded as a discount to the outstanding borrowings, offset in additional paid-in capital.

(4)	We calculated common stock book value as total stockholders’ equity of $317.8 million less preferred stock equity of $116.0 million at September 30, 2020.

Management Agreement Equity

Our monthly base management fee, as defined in our Management Agreement, is equal to the greater of (i) 1/12 of the amount of our equity multiplied by 1.50% or (ii) $442,000 through July 31, 2022 and is calculated and paid monthly in arrears.

(Back to Index)

(Back to Index)

The following table summarizes the calculation of equity, as defined in the Management Agreement (in thousands):

Amount
At September 30, 2020:
Proceeds from capital stock issuances, net (1)	$1,219,936
Retained earnings, net (2)	(691,883)
Payments for repurchases of capital stock, net	(207,011)
Total	$321,042

(1)	Deducts underwriting discounts and commissions and other expenses and costs relating to such issuances.
(2)	Excludes non-cash equity compensation expense incurred to date.

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

(Back to Index)

(Back to Index)

The following table provides a reconciliation from GAAP net income (loss) allocable to common shares to Core Earnings allocable to common shares and Core Earnings allocable to common shares, adjusted for the periods presented (in thousands, except per share data and amount in the footnotes):

	For the Three Months Ended				For the Nine Months Ended
	September 30,				September 30,
	2020	Per Share Data	2019	Per Share Data	2020	Per Share Data	2019	Per Share Data
Net income (loss) allocable to common shares - GAAP	$5,571	$0.17	$9,969	$0.31	$(229,525)	$(7.16)	$21,818	$0.69

Reconciling items from continuing operations:
Non-cash equity compensation expense	1,905	0.06	552	0.02	3,118	0.10	1,647	0.05
Non-cash (reversal of) provision for CRE credit losses	(8,172)	(0.25)	(1,137)	(0.04)	48,427	1.51	58	—
Unrealized (gain) loss on core activities (3)	(220)	(0.01)	—	—	5,816	0.18	—	—
Non-cash amortization of discounts or premiums associated with borrowings	740	0.02	722	0.02	2,170	0.07	2,107	0.07
Net realized gain on non-core assets (1)(2)	—	—	(108)	—	—	—	(123)	—
Net loss (income) from non-core assets (2)	3	—	(2)	—	(30)	—	24	—

Reconciling items from discontinued operations and CRE assets:
Net interest income on legacy CRE assets	(157)	—	(170)	—	(475)	(0.01)	(586)	(0.02)
Fair value and other adjustments on legacy CRE assets	3,371	0.10	55	—	8,089	0.25	1,457	0.04
Loss from discontinued operations, net of taxes	22	—	63	—	80	—	212	0.01
Core Earnings allocable to common shares	3,063	0.09	9,944	0.31	(162,330)	(5.06)	26,614	0.84

Reconciling items in arriving at Core Earnings allocable to common shares, adjusted:
Loss on disposition of CMBS	—	—	—	—	180,315	5.62	—	—
Non-recurring transaction costs	2,637	0.08	—	—	2,637	0.08	—	—
Core Earnings allocable to common shares, adjusted	$5,700	$0.17	$9,944	$0.31	$20,622	$0.64	$26,614	$0.84

Weighted average common shares - diluted on Core Earnings allocable to common shares	32,899		31,715		32,078		31,634
Weighted average common shares - diluted on Core Earnings allocable to common shares, adjusted	32,899		31,715		32,121		31,634

Core Earnings per common share - diluted	$0.09		$0.31		$(5.06)		$0.84
Core Earnings per common share, adjusted - diluted	$0.17		$0.31		$0.64		$0.84

(1)	Income tax expense (benefit) from non-core investments and net realized gain on non-core assets are components of net income or loss from non-core assets.
(2)

Non-core assets are investments and securities owned by us at the initial measurement date in (i) commercial finance, (ii) middle market lending, (iii) residential mortgage lending, (iv) legacy CRE loans designated as held for sale and (v) other non-CRE assets included in assets held for sale.

(3)	Substantially comprises unrealized losses on two unencumbered CMBS investments of $5.8 million at September 30, 2020.

(Back to Index)

(Back to Index)

Core Earnings in accordance with the Management Agreement, which excludes incentive compensation payable, was $3.1 million or $0.09 per common share outstanding, for the three months ended September 30, 2020. There was no incentive compensation payable for the three months ended September 30, 2020.

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

For the three months ended September 30, 2020, our Core Earnings, as defined in the Management Agreement, did not exceed the Incentive Compensation Hurdle.

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

On July 31, 2020, in conjunction with the ACRES acquisition, we secured new capital commitments of up to $375.0 million through the execution of the senior secured financing facility and the Senior Unsecured Notes due 2027. The senior secured financing facility has an interest rate of 5.75% and advance rates determined by property type with credit specific adjustments. Additionally, the senior secured financing facility has a two-year revolving period followed by a five-year term period and can be utilized to repay our term warehouse financing facilities and repurchase agreements and is not subject to mark-to-market adjustments. The Senior Unsecured Notes due 2027 have an interest rate of 12.00% and can be used for general corporate purposes. The Senior Unsecured Notes due 2027 also give Oaktree and MassMutual warrants to purchase an aggregate of up to 3.5 million shares of our common stock at an exercise price of $0.01 per share. We issued $50.0 million of the Senior Unsecured Notes and issued warrants to purchase 1.4 million shares of our common stock at the closing of the ACRES acquisition to Oaktree and MassMutual in the aggregate. We expect these proceeds will provide balance sheet flexibility as well as enhance our liquidity position. A total of $75.0 million remains issuable under the Senior Unsecured Notes due 2027 from which we may draw, at our election, prior to January 31, 2022.

Also, in conjunction with the closing of the ACRES acquisition, we provided a $12.0 million loan to ACRES Capital Corp., the parent of our Manager, as evidenced by the Promissory Note. The note bears interest at 3.00% per annum, payable monthly, and matures in six years, subject to two one-year extensions, at ACRES Capital Corp.’s option, and amortizes at a rate of $25,000 per month.

During the nine months ended September 30, 2020, our principal sources of liquidity were: (i) proceeds of $128.5 million of financing sourced from our senior secured financing facility, (ii) net proceeds of $86.0 million from our CRE - term warehouse financing facilities, (iii) net proceeds of $53.8 million from net repayments on our CRE loan portfolio, (iv) proceeds of $50.0 million from the issuance of the Senior Unsecured Notes due 2027, (v) net proceeds of $47.3 million from the close of XAN 2020-RSO8 and XAN 2020-RSO9, (vi) proceeds of $17.4 million from the sale of a CRE whole loan, and (vii) proceeds of $8.5 million from our CRE securitizations that used principal paydowns to invest in CRE loan future funding commitments. These sources of liquidity were offset by the liquidation of XAN 2018-RSO6, our deployments in CRE debt investments, margin calls received, net settlements on CMBS repurchase agreements, paydowns on our CRE term warehouse financing facilities, pay off of our 8.00% Convertible Senior Notes, and ongoing operating expenses and substantially resulted in the $122.1 million of unrestricted cash we held at September 30, 2020.

We utilize a variety of financing arrangements to finance certain assets. We generally utilize the following three types of financing arrangements:

1.

Senior Secured Financing Facility: Our senior secured financing facility allows us to borrow against loans that we own. During an initial revolving period, additional loans may be financed on the senior secured financing facility. After the revolving period, the senior secured financing facility transitions to a term period over the remaining life of the facility. We pay a fixed rate of interest on the senior secured financing facility as well as an unfunded commitment fee when the facility has borrowings below a certain threshold as a percentage of the total commitment.

(Back to Index)

(Back to Index)

2.

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

We were in compliance with all of our covenants at September 30, 2020 in accordance with the terms provided in agreements with our lenders that reduced our minimum equity requirements.

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

At September 30, 2020, we had a senior secured financing facility and term warehouse financing facilities as summarized below (in thousands, except amount in the footnote):

	Execution Date	Maturity Date	Maximum Capacity	Facility Principal Outstanding (1)	Availability
Senior Secured Financing Facility
Massachusetts Mutual Life Insurance Company (2)	July 2020	July 2027	$250,000	$128,495	$121,505
CRE - Term Warehouse Financing Facilities
Wells Fargo Bank, N.A.	February 2012	October 2021	$250,000	—	$250,000
Barclays Bank PLC	April 2018	April 2021	$250,000	—	$250,000
JPMorgan Chase Bank, N.A.	October 2018	October 2021	$250,000	—	$250,000
Total				$128,495

(1)	Excludes deferred debt issuance costs of $5.9 million at September 30, 2020.
(2)	Subsequent to September 30, 2020, principal repayments of $95.1 million were made on our senior secured financing facility.

(Back to Index)

(Back to Index)

The following table summarizes the average principal outstanding on our senior secured financing facility, term warehouse financing facilities and short-term repurchase agreements during the three months ended September 30, 2020 and December 31, 2019 and the principal outstanding on our senior secured financing facility, term warehouse financing facilities and short-term repurchase agreements at September 30, 2020 and December 31, 2019 (in thousands, except amounts in footnotes):

	Three Months Ended September 30, 2020	September 30, 2020	Three Months Ended December 31, 2019	December 31, 2019
	Average Principal Outstanding	Principal Outstanding (1)(2)(3)	Average Principal Outstanding	Principal Outstanding (2)(3)
Financing Arrangement
Senior secured financing facility - CRE loans	$19,554	$128,495	$—	$—
Term warehouse financing facilities - CRE loans	206,963	—	472,099	546,809
Short-term repurchase agreements - CMBS	—	—	337,648	374,430
Total	$226,517	$128,495	$809,747	$921,239

(1)	Excludes accrued interest payable on the senior secured financing facility collateralized by CRE loans of $178,000 and deferred debt issuance costs of $4.2 million at September 30, 2020.
(2)

Excludes accrued interest payable on term warehouse financing facilities collateralized by CRE loans of $810,000 at December 31, 2019 and deferred debt issuance costs and discounts of $1.7 million and $2.7 million at September 30, 2020 and December 31, 2019, respectively. There was no accrued interest payable at September 30, 2020.

(3)	Excludes accrued interest payable on repurchase agreements collateralized by CMBS of $470,000 at December 31, 2019. There was no accrued interest payable at September 30, 2020.

The following table summarizes the maximum month-end principal outstanding on our senior secured financing facility, term warehouse financing facilities and short-term repurchase agreements during the periods presented (in thousands):

	Maximum Month-End Principal Outstanding During the
	Nine Months Ended	Years Ended December 31,
	September 30, 2020	2019	2018	2017
Financing Arrangement (1)
Senior secured financing facility - CRE loans	$128,495	$—	$—	$—
Term warehouse financing facilities - CRE loans	$598,635	$665,294	$561,382	$469,228
Short-term repurchase agreements - CMBS	$365,886	$374,430	$295,048	$122,574

(1)

Increases in the maximum month-end outstanding principal balances for the periods presented resulted from financing assets that were originated or acquired as a direct result of the redeployment of capital into our core asset classes pursuant to the Plan.

3.

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

Historically, we have financed the acquisition of our investments through CDOs and securitizations that essentially match the maturity and repricing dates of these financing vehicles with the maturities and repricing dates of our investments. In the past, we have derived substantial operating cash from our equity investments in our CDOs and securitizations, which will cease if the CDOs and securitizations fail to meet certain tests. Through September 30, 2020, we did not experience difficulty in maintaining our existing CDO and securitization financing and passed all of the critical tests required by these financings.

(Back to Index)

(Back to Index)

The following table sets forth the distributions received by us and coverage test summaries for our active securitizations for the periods presented (in thousands, except amount in the footnotes):

	Cash Distributions		Overcollateralization Cushion (1)
Name	For the Nine Months Ended September 30, 2020	For the Year Ended December 31, 2019	At September 30, 2020	At the Initial Measurement Date	End of Designated Principal Reinvestment Period
XAN 2019-RSO7 (2)	$16,950	$10,672	$49,777	$34,341	April 2022
XAN 2020-RSO8 (2)	$8,796	$—	$26,146	$26,146	March 2023
XAN 2020-RSO9 (3)	$—	$—	$11,887	$11,887	N/A

(1)	Overcollateralization cushion represents the amount by which the collateral held by the securitization issuer exceeds the minimum amount required.
(2)

The designated principal reinvestment period for XAN 2019-RSO7 and XAN 2020-RSO8 is the period in which principal repayments can be utilized to purchase loans held outside of the respective securitization that represent the funded commitments of existing collateral in the respective securitization that were not funded as of the date the respective securitization was closed. Additionally, the indenture for each securitization does not contain any interest coverage test provisions.

(3)

XAN 2020-RSO9 includes a future advances reserve account, which had a balance of $21.3 million at September 30, 2020, to fund commitments that were not funded as of the closing date. Additionally, the indenture does not contain any interest coverage test provisions.

The following table sets forth the distributions received by us and liquidation details for our liquidated securitizations for the periods presented (in thousands):

	Cash Distributions		Liquidation Details
Name	For the Nine Months Ended September 30, 2020	For the Year Ended December 31, 2019	Liquidation Date	Remaining Assets at the Liquidation Date (1)
RCC 2017-CRE5	$—	$12,551	July 2019	$112,753
XAN 2018-RSO6	$6,748	$17,959	September 2020	$201,327
Whitney CLO I, Ltd. (2)	$—	$68	January 2019	$—
Apidos CDO I, Ltd. (3)	$—	$708	October 2014	$—

(1)	The remaining assets at the liquidation date were distributed to us in exchange for our notes owned and preference shares in the respective securitization.
(2)	Whitney CLO I, Ltd. was substantially liquidated in September 2013.
(3)	Apidos CDO I, Ltd. was substantially liquidated in October 2014.

At October 31, 2020, our liquidity consisted of $149.5 million of unrestricted cash and cash equivalents and $75.0 million of availability under the Oaktree and MassMutual Senior Unsecured Notes due 2027.

Our leverage ratio, defined as the ratio of borrowings to stockholders’ equity, may vary as a result of the various funding strategies we use. At September 30, 2020 and December 31, 2019, our leverage ratio was 4.6 times and 3.4 times, respectively. The leverage ratio increase through September 30, 2020, was primarily attributable to a net decrease in stockholder’s equity due to the disposition of our financed CMBS portfolio combined with increases in our CECL allowance for credit losses offset by a net decrease in borrowings outstanding.

Distributions

We did not pay distributions on our common and preferred shares during the first and second quarters of 2020 as we were focused on prudently retaining and managing sufficient excess liquidity in connection with the economic impact of the COVID-19 pandemic. As a result of our actions to accumulate liquidity and delever assets that were previously financed with facilities that exposed us to margin risk, in September 2020, we declared and subsequently paid all Series C Preferred Stock distributions, current and in arrears, or $1.62 per share. We did not declare any common share distributions during the three months ended September 30, 2020. As we continue to take steps necessary to stabilize our financial condition and capital position in light of the COVID-19 pandemic, our Board will establish a plan for the prudent resumption of the payment of common share distributions.

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

(Back to Index)

(Back to Index)

Contractual Obligations and Commitments

	Contractual Commitments
	(dollars in thousands, except amounts in footnotes)
	Payments due by Period
	Total	Less than 1 Year	1 - 3 Years	3 - 5 Years	More than 5 Years
At September 30, 2020:
CRE securitizations	$1,132,416	$—	$—	$—	$1,132,416
Unsecured junior subordinated debentures (1)	51,548	—	—	—	51,548
4.50% Convertible Senior Notes (2)	143,750	—	143,750	—	—
Senior Unsecured Notes due 2027 (3)	50,000	—	—	—	50,000
Senior secured financing facility (4)	128,495	—	—	—	128,495
Unfunded commitments on CRE loans (5)	87,513	38,589	48,924	—	—
Base management fees (6)	5,304	5,304	—	—	—
Total	$1,599,026	$43,893	$192,674	$—	$1,362,459

(1)	Contractual commitments exclude $21.1 million and $21.8 million of estimated interest expense payable through maturity, in June 2036 and October 2036, respectively, on our trust preferred securities.
(2)	Contractual commitments exclude $13.1 million of interest expense payable through maturity, in August 2022, on our 4.50% Convertible Senior Notes.
(3)	Contractual commitments exclude $42.6 million of interest expense payable through maturity, in July 2027, on our Senior Unsecured Notes due 2027.
(4)	Contractual commitments exclude $178,000 of accrued interest payable at September 30, 2020 on our senior secured financing facility.
(5)

Unfunded commitments on our originated CRE loans generally fall into two categories: (i) pre-approved capital improvement projects and (ii) new or additional construction costs subject, in each case, to the borrower meeting specified criteria. Upon completion of the improvements or construction, we would receive additional interest income on the advanced amount. At September 30, 2020, we had unfunded commitments on 60 CRE whole loans and one CRE preferred equity investment. At closing, XAN 2020-RSO9 includes a future advances reserve account of $21.3 million to fund unfunded commitments.

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

Off-Balance Sheet Arrangements

General

At September 30, 2020, we did not maintain any relationships with unconsolidated entities or financial partnerships that were established for the purpose of facilitating off-balance sheet arrangements or contractually narrow or limited purposes, although we do have interests in unconsolidated entities not established for those purposes. Except as set forth below, at September 30, 2020, we had not guaranteed obligations of any unconsolidated entities or entered into any commitment or letter of intent to provide additional funding to any such entities.

Unfunded CRE Loan Commitments

In the ordinary course of business, we make commitments to borrowers whose loans are in our CRE loan portfolio to provide additional loan funding in the future. Disbursement of funds pursuant to these commitments is subject to the borrower meeting pre-specified criteria. These commitments are subject to the same underwriting requirements and ongoing portfolio maintenance as are the on-balance sheet financial investments that we hold. Since these commitments may expire without being drawn upon, the total commitment amount does not necessarily represent future cash requirements. Whole loans had $84.9 million and $98.0 million in unfunded loan commitments at September 30, 2020 and December 31, 2019, respectively. At closing, XAN 2020-RSO9 includes a future advances reserve account of $21.3 million, included in restricted cash on the consolidated balance sheet, to fund unfunded commitments. Preferred equity investments had $2.6 million and $3.0 million in unfunded investment commitments at September 30, 2020 and December 31, 2019, respectively. Unfunded commitments are not considered in the CECL reserve if they are unconditionally cancelable.

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

(Back to Index)

(Back to Index)

As part of our May 2017 sale of our equity interest of Pearlmark Mezzanine Realty Partners IV, L.P., we entered into an indemnification agreement whereby we indemnified the purchaser against realized losses of up to $4.3 million on one mezzanine loan until its final maturity date in 2020. As a result of the indemnified party’s partial sale of the mezzanine loan, our maximum exposure was reduced to $536,000 in 2019. At September 30, 2020 and December 31, 2019, we had a contingent liability, reported in accounts payable and other liabilities on our consolidated balance sheets, of $56,000 outstanding as a reserve for probable losses on the indemnification. We did not record any additional reserve for probable losses during the three and nine months ended September 30, 2020 and 2019. In October 2020, the mezzanine loan paid off its balance to the indemnified party, resulting in the extinguishment of our liability.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

At September 30, 2020, the primary component of our market risk was credit risk, counterparty risk, financing risk, and interest rate risk, as described below. While we do not seek to avoid risk completely, we do seek to assume risk that can be quantified from historical experience, to actively manage that risk, to earn sufficient compensation to justify assuming that risk and to maintain capital levels consistent with the risk we undertake or to which we are exposed.

Credit Risks

Our loans and investments are subject to credit risk. The performance and value of our loans and investments depend upon the sponsors’ ability to operate the properties that serve as our collateral so that they produce cash flows adequate to pay interest and principal due to us. To monitor this risk, our ACRES Capital, LLC’s asset management team reviews our investment portfolios and in certain instances is in regular contact with our borrowers, monitoring performance of the collateral and enforcing our rights as necessary.

In addition, we are exposed to the risks generally associated with the commercial real estate (“CRE”) market, including variances in occupancy rates, capitalization rates, absorption rates, and other macroeconomic factors beyond our control. We seek to manage these risks through our underwriting and asset management processes.

The COVID-19 pandemic has significantly impacted the CRE markets, causing reduced occupancy, requests from tenants for rent deferral or abatement, and delays in construction and development projects currently planned or underway. Our portfolio includes loans collateralized by multifamily, hotel, retail and other property types that are particularly negatively impacted by the pandemic. Approximately 56.2% of our portfolio is in multifamily properties. Residents that experience deteriorating financial conditions as a result of the pandemic may be unwilling or unable to pay rent in full on a timely basis. Furthermore, numerous state, local and federal regulations have also imposed restrictions at present on the borrower’s ability to enforce residents’ contractual lease obligations, and this will affect their ability to collect rent or enforce remedies for the failure to pay rent. Approximately 10.7% of our portfolio is in hotel properties. While many restrictions on hotels have eased, the industry is still experiencing a significant reduction of operations resulting a decline in group, business and leisure travel. Travelers may continue to be wary to travel despite the easing of restrictions because of concerns of risk of contagion or curtailment of leisure travel due to the economic recession. Approximately 7.3% of our portfolio is in retail properties. While government restrictions effecting retail have eased, complete or partial closure of many retail properties have resulted from tenant action. The reduced economic activity severely impacts the tenants’ businesses, financial condition and liquidity and may result in the tenants being unwilling or unable to meet their obligations to the borrower in part or in full.

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

Financing Risk

We finance our target assets using our CRE debt securitizations, a senior secured financing facility, warehouse financing facilities and short-term repurchase agreements. Over time, as market conditions change, we may use other forms of leverage in addition to these methods of financing. Weakness or volatility in the financial markets, the CRE and mortgage markets or the economy generally, such as through the impact of the COVID-19 pandemic, could adversely affect one or more of our lenders or potential lenders and could cause one or more of our lenders or potential lenders to be unwilling or unable to provide us with financing, or to decrease the amount of our available financing, or to increase the costs of that financing.

(Back to Index)

(Back to Index)

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

The following sensitivity analysis table presents, at September 30, 2020, the estimated impact on the fair value of our interest rate-sensitive instruments of changes in interest rates, assuming rates instantaneously fall 100 basis points and rise 100 basis points (dollars in thousands):

	September 30, 2020
	Interest Rates Fall 100 Basis Points	Unchanged	Interest Rates Rise 100 Basis Points
Interest rate-sensitive derivative instruments:
Fair value	$(410)	$(60)	$256
Change in fair value	$(350)	$—	$316
Change as a percent of fair value	583%	—%	(527)%

For purposes of the table, we have excluded our investments that are not material and fixed-rate borrowings initially drawn on in the third quarter of 2020. Additionally, we have excluded our liabilities with variable interest rates that are indexed to the London Interbank Offered Rate. The variable rates on these instruments are short-term in nature, therefore we are not subject to material exposure from movements in fair value as a result of changes in interest rates.

It is important to note that the impact of changing interest rates on fair value can change significantly when interest rates change beyond 100 basis points from current levels. Therefore, the volatility in the fair value of our instruments could increase significantly when interest rates change beyond 100 basis points from current levels. In addition, other factors impact the fair value of our interest rate-sensitive derivative instruments, such as the shape of the yield curve, market expectations as to future interest rate changes and other market conditions. Accordingly, in the event of changes in actual interest rates, the change in the fair value of our instruments would likely differ from that shown above and such difference might be material and adverse to our stockholders.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended September 30, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

(Back to Index)

(Back to Index)

PART II

ITEM 1.	LEGAL PROCEEDINGS

We may become involved in litigation on various matters due to the nature of our business activities. The resolution of these matters may result in adverse judgments, fines, penalties, injunctions and other relief against us as well as monetary payments or other agreements and obligations. In addition, we may enter into settlements on certain matters in order to avoid the additional costs of engaging in litigation. Except as discussed below, we are unaware of any contingencies arising from such litigation that would require accrual or disclosure in the consolidated financial statements at September 30, 2020.

Primary Capital Mortgage, LLC (“PCM”) is subject to potential litigation related to claims for repurchases or indemnifications on loans that PCM has sold to third parties. At September 30, 2020 and December 31, 2019, no such litigation demand was outstanding. Reserves for such litigation demands are included in the reserve for mortgage repurchases and indemnifications that totaled $1.5 million and $1.7 million at September 30, 2020 and December 31, 2019, respectively. The reserves for mortgage repurchases and indemnifications are included in liabilities held for sale on the consolidated balance sheets. As of September 30, 2020, we have substantially completed disposing of PCM’s business.

Litigation Matters

We did not have any pending litigation matters or general litigation reserve at September 30, 2020 or December 31, 2019.

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

•

We are actively engaged in discussions with our borrowers, some of whom we expect may face challenges in complying with the terms of their loans. We have executed 10 extension and 12 forbearance agreements of CRE loans in an effort to reduce the credit risk created as a result of financial difficulties related to the pandemic. We anticipate the future execution of modifications of our loans and potentially instances of default or foreclosure on assets underlying our loans, which will adversely affect the credit profile and realizable value of our assets, our results of operations and our financial condition.

•

The shocks to global markets, particularly the real estate credit markets, adversely impacted the market pricing of our CRE securities. Depending on the magnitude and duration of the pandemic’s impact, the assets underlying these securities may default on their terms, requiring that we incur credit losses on our portfolio.

(Back to Index)

(Back to Index)

•

We have warehouse facilities with numerous lenders and, when utilized, continuously engage in discussions around the value of pledged assets as defined in our agreements with such lenders, potential deleveraging, the application of certain provisions of such agreements to these circumstances and other structural elements under the agreements. In September 2020, our existing borrowings on the warehouse facilities were paid off. If we do not have the funds available to make required payments, it would likely result in defaults under the particular facilities affected that, because of cross-default provisions, could result in defaults under other debt instruments as well as potential loss of our assets to the lenders unless we are able to raise the funds from alternative sources, including by selling or financing assets or raising capital, each of which we may be required to do under adverse market conditions or at an inopportune time or on unfavorable terms, or may be unable to do at all. The COVID-19 pandemic has made it very difficult for businesses generally, including us, to access liquidity sources at terms commensurate with those prior to this pandemic, or at all. Pledging additional collateral or otherwise paying down facilities to satisfy our lenders and avoid potential margin calls and loan defaults would reduce our cash available to meet subsequent margin calls and/or future funding requests as well as make other, higher yielding investments, thereby decreasing our liquidity, return on equity, available cash, net income and ability to implement our investment strategy. If we cannot meet lender requirements related to margin calls or other terms of our credit agreements, the lender or counterparty could accelerate our indebtedness, increase the interest rate on advanced funds and terminate our ability to borrow additional funds, which would materially and adversely affect our financial condition and ability to implement our investment strategy.

•

The COVID-19 pandemic has reduced, and likely will continue to reduce, the availability of liquidity sources, but our requirements for liquidity, including future funding commitments and margin calls, likely will not be commensurately reduced. If we do not have funds available to meet our obligations, we would have to raise funds from alternative sources, which may be at unfavorable terms or may not be available to us due to the impacts of COVID-19. We expect that the adverse impact of the COVID-19 pandemic will likely adversely affect our liquidity position and could limit our ability to grow our business and fully execute our business strategy. We seek to preserve and build our liquidity to best position us to weather near-term market uncertainty, satisfy our loan future funding requests and to potentially make new investments, which will cause us to take some or all of the following actions: borrow additional capital, sell assets and /or change our dividend distributions consistent with real estate investment trust distribution requirements. In furtherance of this goal, we suspended common stock distributions since the first quarter of 2020.

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

(Back to Index)

(Back to Index)

•

an extended period of remote working by ACRES Capital, LLC’s and/or its affiliate’s employees could strain our technology resources and introduce operational risks, including heightened cybersecurity risk. Remote working environments may be less secure and more susceptible to hacking attacks, including phishing and social engineering attempts that seek to exploit the COVID-19 pandemic; and

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

(Back to Index)

(Back to Index)

10.2	Fourth Amended and Restated Management Agreement, dated as of July 31, 2020, by and among Exantas Capital Corp., ACRES Capital, LLC and ACRES Capital Corp. (51)
10.3(a)	2005 Stock Incentive Plan. (1)
10.3(b)	Form of Stock Award Agreement. (7)
10.3(c)	Form of Stock Option Agreement. (7)
10.4(a)	Second Amended and Restated Omnibus Equity Compensation Plan. (45)
10.4(b)	Amendment No. 1 to the Exantas Capital Corp. Second Amended and Restated Omnibus Equity Compensation Plan. (52)
10.4(c)	Form of Stock Award Agreement. (25)
10.4(d)	Form of Stock Award Agreement (for employees with Resource America, Inc. employment agreements). (25)
10.5	Services Agreement between Resource Capital Asset Management, LLC and Apidos Capital Management, LLC, dated February 24, 2011. (10)
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
10.9(a)

Loan and Servicing Agreement, dated as of July 31, 2020, among RCC Real Estate SPE Holdings LLC, as Holdings, RCC Real Estate SPE 9 LLC, as the Borrower, Massachusetts Mutual Life Insurance Company and the other Lenders from time to time party thereto, Wells Fargo Bank, National Association, as the Administrative Agent, Massachusetts Mutual Life Insurance Company, as the Facility Servicer, ACRES Capital Servicing LLC, as the Portfolio Asset Servicer, and Wells Fargo Bank, National Association, as the Collateral Custodian. (51)

10.9(b)

First Amendment to Loan and Servicing Agreement, dated as of September 16, 2020, among RCC Real Estate SPE Holdings LLC, RCC Real Estate SPE 9 LLC, Massachusetts Mutual Life Insurance Company and Wells Fargo Bank, National Association, as the Administrative Agent. (53)

10.9(c)

Guaranty, dated as of July 31, 2020, by Exantas Capital Corp., and each of Exantas Real Estate Funding 2018-RSO6 Investor, LLC, Exantas Real Estate Funding 2019-RSO7 Investor, LLC, and Exantas Real Estate Funding 2020-RSO8 Investor, LLC, in favor of the Secured Parties. (51)

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
99.1(a)

Amended and Restated Master Repurchase and Securities Contract by and between RCC Real Estate SPE 4, LLC, as Seller, and Wells Fargo Bank, National Association, as Buyer, dated as of July 19, 2018. (11)

99.1(b)

First Amendment to Amended and Restated Master Repurchase and Securities Contract by and between RCC Real Estate SPE 4, LLC, as Seller, and Wells Fargo Bank, National Association, as Buyer, dated as of May 29, 2019. (46)

99.1(c)

Second Amendment To Amended And Restated Master Repurchase and Securities Contract by and between RCC Real Estate SPE 4, LLC, as Seller and Wells Fargo Bank, National Association, as Buyer, dated October 2, 2020. (54)

99.1(d)	Amended and Restated Guaranty Agreement made by Exantas Capital Corp., as guarantor, and Wells Fargo Bank, National Association, dated as of July 19, 2018. (11)
99.2(a)	Master Repurchase and Securities Contract Agreement between RCC Real Estate 6, LLC and Morgan Stanley Bank, NA, dated as of September 10, 2015. (28)
99.2(b)	Second Amendment to Master Repurchase and Securities Contract Agreement between RCC Real Estate 6, LLC and Morgan Stanley Bank, N.A. dated as of September 10, 2018. (41)
99.2(c)	Third Amendment to Master Repurchase and Securities Contract Agreement between RCC Real Estate 6, LLC and Morgan Stanley Bank, N.A. dated as of September 10, 2019. (47)
99.2(d)	Guaranty dated as of September 10, 2015, made by Resource Capital Corp., as guarantor, in favor of Morgan Stanley Bank, N.A. (28)
99.3(a)	Master Repurchase Agreement between RCC Real Estate SPE 7, LLC and Barclays Bank PLC, dated as of April 10, 2018. (38)
99.3(b)	Guaranty dated as of April 10, 2018, made by Resource Capital Corp., as guarantor, in favor of Barclays Bank PLC. (38)
99.3(c)	First Amendment to Guaranty dated as of May 7, 2020, made by Exantas Capital Corp., f/k/a Resource Capital Corp., as guarantor, in favor of Barclays Bank PLC. (50)
99.3(d)	Second Amendment to Guaranty, dated October 2, 2020, made by Exantas Capital Corp. as guarantor in favor of Barclays Bank PLC. (54)
99.4(a)	Master Repurchase Agreement for $250,000,000 between RCC Real Estate SPE 8, LLC, as Seller, and JPMorgan Chase Bank, National Association, as Buyer, dated October 26, 2018. (40)
99.4(b)	First Amendment to Uncommitted Master Repurchase Agreement dated as of August 14, 2020 between RCC Real Estate SPE 8, LLC and JPMorgan Chase Bank, National Association.
99.4(c)	Guarantee made by Exantas Capital Corp., as guarantor, in favor of JPMorgan Chase Bank, National Association, dated October 26, 2018. (40)
99.4(d)	First Amendment to Guarantee Agreement, dated May 6, 2020, between Exantas Capital Corp. and JPMorgan Chase Bank, National Association. (50)

(Back to Index)

(Back to Index)

99.4(e)	Amendment No. 2 To Guarantee Agreement, dated October 2, 2020 between Exantas Capital Corp. and JPMorgan Chase Bank, National Association. (54)
99.5(a)	Notice of Proposed Settlement of Shareholder Derivative Litigation. (43)
99.5(b)	Stipulation and Agreement of Settlement. (43)
99.6	Federal Income Tax Consequences of our Qualification as a REIT. (49)
101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document.
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File.

(1)	Filed previously as an exhibit to the Company’s registration statement on Form S-11, Registration No. 333-126517.
(2)	Filed previously as an exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2006.
(3)	Filed previously as an exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2006.
(4)	Filed previously as an exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2013.
(5)	Filed previously as an exhibit to the Company’s Current Report on Form 8-K filed on June 26, 2014.
(6)	Filed previously as an exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2009.
(7)	Filed previously as an exhibit to the Company’s Registration Statement on Form S-11 (File No. 333-132836).
(8)	Filed previously as an exhibit to the Company’s Registration Statement on Form 8-A filed on June 9, 2014.
(9)	Filed previously as an exhibit to the Company’s Annual Report on Form 10-K for the year ended December 31, 2010.
(10)	Filed previously as an exhibit to the Company’s Current Report on Form 8-K filed on March 2, 2011.
(11)	Filed previously as an exhibit to the Company’s Current Report on Form 8-K filed on July 25, 2018.
(12)	Filed previously as an exhibit to the Company’s Annual Report on Form 10-K for the year ended December 31, 2012 filed on March 18, 2013.
(13)	Filed previously as an exhibit to the Company’s Current Report on Form 8-K filed on March 2, 2012.
(14)	Filed previously as an exhibit to the Company’s Current Report on Form 8-K filed on June 13, 2012.
(15)	Filed previously as an exhibit to the Company’s registration statement on Form 8-A filed on June 8, 2012.
(16)	Filed previously as an exhibit to the Company’s Current Report on Form 8-K filed on June 29, 2012.
(17)	Filed previously as an exhibit to the Company’s Registration Statement on Form 8-A filed on September 28, 2012.
(18)	Filed previously as an exhibit to the Company’s Current Report on Form 8-K filed on September 23, 2014.
(19)	Filed previously as an exhibit to the Company’s Current Report on Form 8-K filed on January 13, 2015.
(20)	Filed previously as an exhibit to the Company’s Current Report on Form 8-K filed on October 1, 2012.
(21)	Filed previously as an exhibit to the Company Current Report on Form 8-K filed on November 20, 2012.
(22)	Filed previously as an exhibit to the Company’s Current Report on Form 8-K filed on April 8, 2013.
(23)	Filed previously as an exhibit to the Company’s Current Report on Form 8-K filed on July 25, 2013.
(24)	Filed previously as an exhibit to the Company’s Current Report on Form 8-K filed on October 21, 2013.
(25)	Filed previously as an exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2014.
(26)	Filed previously as an exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2015.
(27)	Filed previously as an exhibit to the Company’s Current Report on Form 8-K filed on September 1, 2015.
(28)	Filed previously as an exhibit to the Company’s Current Report on Form 8-K filed on September 16, 2015.
(29)	Filed previously as an exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2016.
(30)	Filed previously as an exhibit to the Company’s Current Report on Form 8-K filed on August 5, 2016.
(31)	Filed previously as an exhibit to the Company’s Annual Report on Form 10-K for the year ended December 31, 2016.
(32)	Filed previously as an exhibit to the Company’s Current Report on Form 8-K filed on June 8, 2017.
(33)	Filed previously as an exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2017.
(34)	Filed previously as an exhibit to the Company’s Current Report on Form 8-K filed on August 16, 2017.
(35)	Filed previously as an exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2016.
(36)	Filed previously as an exhibit to the Company’s Current Report on Form 8-K filed on December 18, 2017.
(37)	Filed previously as an exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2017.
(38)	Filed previously as an exhibit to the Company’s Current Report on Form 8-K filed on April 12, 2018.
(39)	Filed previously as an exhibit to the Company’s Current Report on Form 8-K filed on May 25, 2018.
(40)	Filed previously as an exhibit to the Company’s Current Report on Form 8-K filed on October 30, 2018.
(41)	Filed previously as an exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2018.
(42)	Filed previously as an exhibit to the Company’s Annual Report on Form 10-K for the year ended December 31, 2018.
(43)	Filed previously as an exhibit to the Company’s Current Report on Form 8-K filed on March 27, 2019.
(44)	Filed previously as an exhibit to the Company’s Current Report on Form 8-K filed on May 30, 2019.
(45)	Filed previously as an exhibit to the Company’s Proxy Statement filed on April 18, 2019.
(46)	Filed previously as an exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2019.
(47)	Filed previously as an exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2019.

(Back to Index)

(Back to Index)

(48)	Filed previously as an exhibit to the Company’s Current Report on Form 8-K filed on February 24, 2020.
(49)	Filed previously as an exhibit to the Company’s Annual Report on Form 10-K for the year ended December 31, 2019.
(50)	Filed previously as an exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2020.
(51)	Filed previously as an exhibit to the Company’s Current Report on Form 8-K filed on August 3, 2020.
(52)	Filed previously as an exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2020.
(53)	Filed previously as an exhibit to the Company’s Current Report on Form 8-K filed on September 22, 2020.
(54)	Filed previously as an exhibit to the Company’s Current Report on Form 8-K filed on October 7, 2020.

(Back to Index)

(Back to Index)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

EXANTAS CAPITAL CORP.
(Registrant)

November 9, 2020	By:	/s/ Mark Fogel
Mark Fogel
President & Chief Executive Officer

November 9, 2020	By:	/s/ David J. Bryant
David J. Bryant
Senior Vice President
Chief Financial Officer and Treasurer

November 9, 2020	By:	/s/ Eldron C. Blackwell
Eldron C. Blackwell
Vice President
Chief Accounting Officer

(Back to Index)