Form 10-K
period 2020-12-31
ACRES Commercial Realty Corp.
filed 2021-03-12
CIK 1332551

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2020

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________ to __________

Commission file number 1-32733

ACRES COMMERCIAL REALTY CORP.

(Exact name of registrant as specified in its charter)

Maryland	20-2287134
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

865 Merrick Avenue, Suite 200 S, Westbury, New York 11590
(Address of principal executive offices) (Zip Code)

Registrant’s telephone number, including area code 516-535-0015

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, $0.001 par value	ACR	New York Stock Exchange
8.625% Fixed-to-Floating Series C Cumulative Redeemable Preferred Stock	ACRPrC	New York Stock Exchange

Securities registered pursuant to Section 12 (g) of the Act: None

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.  ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  ☐ Yes ☑ No

The aggregate market value of the voting common equity held by non-affiliates of the registrant, based on the closing price of such stock on the last business day of the registrant’s most recently completed second fiscal quarter (June 30, 2020) was approximately $80,097,625.

The number of outstanding shares of the registrant’s common stock on March 8, 2021 was 9,507,024 shares.

DOCUMENTS INCORPORATED BY REFERENCE

The information required by Part III of this Form 10-K, to the extent not set forth herein or by amendment, is incorporated by reference from the registrant’s definitive proxy statement to be filed with the Securities and Exchange Commission not later than 120 days after December 31, 2020.

(Back to Index)

ACRES COMMERCIAL REALTY CORP. AND SUBSIDIARIES

INDEX TO ANNUAL REPORT

ON FORM 10-K

(Back to Index)

FORWARD-LOOKING STATEMENTS

In this annual report on Form 10-K, references to “Company,” “we,” “us,” or “our” refer to ACRES Commercial Realty Corp. (formerly known as Exantas Capital Corp.) and its subsidiaries; references to the Company’s “Manager” refer to ACRES Capital, LLC, a subsidiary of ACRES Capital Corp., unless specifically stated otherwise or the context otherwise indicates. This report contains certain forward-looking statements. Forward-looking statements relate to expectations, beliefs, projections, future plans and strategies, anticipated events or trends and similar expressions concerning matters that are not historical facts. In some cases, you can identify forward-looking statements by terms such as “anticipate,” “believe,” “could,” “estimate,” “expects,” “intend,” “may,” “plan,” “potential,” “project,” “should,” “will” and “would” or the negative of these terms or other comparable terminology.

Forward-looking statements contained in this report are based on our beliefs, assumptions and expectations regarding our future performance, taking into account all information currently available to us. These beliefs, assumptions and expectations can change as a result of many possible events or factors, not all of which are known to us or are within our control. If a change occurs, our business, financial condition, liquidity and results of operations may vary materially from those expressed in our forward-looking statements. Forward-looking statements we make in this report are subject to various risks and uncertainties that could cause actual results to vary from our forward-looking statements, including:

•	changes in our industry, interest rates, the debt securities markets, real estate markets or the general economy;
•	increased rates of default and/or decreased recovery rates on our investments;
•	the performance and financial condition of our borrowers;
•

the cost and availability of our financings, which depend in part on our asset quality, the nature of our relationships with our lenders and other capital providers, our business prospects and outlook and general market conditions;

•	the availability and attractiveness of terms of additional debt repurchases;
•	availability, terms and deployment of short-term and long-term capital;
•	availability of, and ability to retain, qualified personnel;
•	changes in our business strategy;
•	the degree and nature of our competition;
•	the resolution of our non-performing and sub-performing assets;
•	The outbreak of widespread contagious disease, such as the novel coronavirus, COVID 19;
•	our ability to comply with financial covenants in our debt instruments;
•	the adequacy of our cash reserves and working capital;
•	the timing of cash flows, if any, from our investments;
•	unanticipated increases in financial and other costs, including a rise in interest rates;
•	our ability to maintain compliance with over-collateralization and interest coverage tests in our CDOs and/or CLOs;
•	our dependence on ACRES Capital, LLC, our “Manager”, and ability to find a suitable replacement in a timely manner, or at all, if our Manager or we were to terminate the management agreement;
•	environmental and/or safety requirements;
•

our ability to satisfy complex rules in order for us to qualify as a REIT, for federal income tax purposes and qualify for our exemption under the Investment Company Act of 1940, as amended, and our ability and the ability of our subsidiaries to operate effectively within the limitations imposed by these rules;

•	legislative and regulatory changes (including changes to laws governing the taxation of REITs or the exemptions from registration as an investment company); and
•

the factors described in this report, including those set forth under the sections captioned “Risk Factors,” “Business” and “Management’s Discussion and Analysis of Financial Conditions and Results of Operations.”

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

General

We are a Maryland corporation, incorporated in 2005, and a real estate finance company that is organized and conducts our operations to qualify as a real estate investment trust, or REIT, for federal income tax purposes under Subchapter M of the Internal Revenue Code of 1986, as amended, or the Code. Our investment strategy is primarily focused on originating, holding and managing commercial real estate, or CRE, mortgage loans and other commercial real estate-related debt investments. We are externally managed by ACRES Capital, LLC, or our Manager, a subsidiary of ACRES Capital Corp., or collectively, ACRES, a private commercial real estate lender exclusively dedicated to nationwide middle market CRE lending with a focus on multifamily, student housing, hospitality, office and industrial in top United States, or U.S., markets. Our Manager acquired our management contract on July 31, 2020 from our previous manager, Exantas Capital Manager Inc., a subsidiary of C-III Capital Partners LLC, which we refer to as the ACRES acquisition. On February 16, 2021, we amended our certificate of incorporation to change our name to ACRES Commercial Realty Corp. from Exantas Capital Corp. Our Manager draws upon the management team of ACRES and its collective investment experience to provide its services.

Our objective is to provide our stockholders with total returns over time, including quarterly distributions and capital appreciation, while seeking to manage the risks associated with our investment strategies. We finance a substantial portion of our portfolio investments through borrowing strategies seeking to match the maturities and repricing dates of our financings with the maturities and repricing dates of our investments, and, historically, we’ve sought to mitigate interest rate risk through derivative investments.

Our investment strategy targets the following CRE credit investments, including:

•	Floating first mortgage loans, which we refer to as whole loans;
•	First priority interests in first mortgage loans, which we refer to as A-notes;
•	Subordinated interests in first mortgage loans, which we refer to as B-notes;
•	Mezzanine debt related to CRE that is senior to the borrower’s equity position but subordinated to other third-party debt;
•	Preferred equity investments related to CRE that are subordinate to first mortgage loans and are not collateralized by the property underlying the investment;
•	Commercial mortgage-backed securities, which we refer to as CMBS; and
•	CRE investments.

We generate our income primarily from the spread between the revenues we receive from our assets and the cost to finance our ownership of those assets, including corporate debt and from hedging interest rate risks.

In December 2019, a novel strain of coronavirus, or COVID-19, was identified. The resulting spread of COVID-19 throughout the globe led the World Health Organization to designate COVID-19 as a pandemic and numerous countries, including the U.S., to declare national emergencies. Many countries have responded to the outbreak by instituting quarantines and restrictions on travel and limiting operations of non-essential offices and retail centers, which has resulted in the closure or remote operation of non-essential businesses and increased rates of unemployment. While certain countries around the world have eased restrictions and financial markets have stabilized to some degree, the pandemic continues to cause uncertainty surrounding its ultimate impact on the global economy, generally, and the CRE business in particular. We continue to actively and responsibly manage corporate liquidity and operations in light of the market disruptions caused by COVID-19. Additionally, nationwide restrictions placed on most businesses in response to COVID-19 are expected to cause significant cash flow disruptions across the economy that will likely impact our borrowers and their ability to stay current with their debt obligations in the near term. We have used and continue to expect to use a variety of legal and structural options to manage that risk effectively, including through forbearance and extension provisions or agreements. It is inherently difficult to accurately assess the impact of COVID-19 on our revenues, profitability and financial position due to uncertainty of the severity and duration of the pandemic. In response, in the near-term, we are focused on prudently retaining and managing sufficient liquidity. We continuously monitor the effects of COVID-19 on our operations and financial position to ensure that we remain responsive and adaptable to the dynamic environment that has been created by the pandemic.

(Back to Index)

(Back to Index)

Historically, we maintained a portfolio of CMBS, including senior and subordinated investment grade CMBS, below investment grade CMBS and unrated CMBS, that we primarily financed using short-term repurchase agreements. However, the COVID-19 pandemic produced material and previously unforeseeable liquidity shocks to the real estate credit markets that led to the receipt of substantial margin calls, and subsequently some default notices, from three of our five CMBS repurchase agreement counterparties. In April 2020, we completed the sale of our portfolio of financed CMBS and settlements were reached on all of our remaining CMBS-related obligations, which were paid in full in April 2020. Currently, we do not expect to invest in a significant CMBS portfolio.

We typically target transitional floating-rate CRE loans between $10.0 million and $80.0 million. While we paused our origination of CRE loans during the second and third quarters of 2020 in connection with the impact of the COVID-19 pandemic, during the year ended December 31, 2020 we originated 21 CRE loans with total commitments of $292.3 million. At December 31, 2020, our CRE loan portfolio comprised approximately $1.5 billion of floating-rate CRE whole loans with a weighted average spread of 3.56% over the one-month London Interbank Offered Rate, or LIBOR. Additionally, our CRE loan portfolio comprised one $4.7 million mezzanine loan and $27.7 million of preferred equity investments at December 31, 2020.

As part of the November 2016 board of directors, or our Board, -approved strategic plan certain underperforming legacy CRE loans were classified as held for sale at December 31, 2016. In December 2020, we sold our remaining CRE asset held for sale.

Our Business Strategy

The core components of our business strategy are:

Investment in CRE assets. We are currently invested in CRE whole loans, CRE mezzanine loans, CRE preferred equity interests and investment grade and non-investment grade CMBS. Our goal is to allocate 90% to 100% of our equity to CRE credit investments. At December 31, 2020, our equity was allocated as follows: 97% in core assets and 3% in non-core assets.

Managing our investment portfolio. At December 31, 2020, we managed $1.7 billion of assets, including $1.3 billion of assets that were financed and held in variable interest entities. The core of our management process is credit analysis, which our Manager, with the assistance of ACRES, uses to actively monitor our existing investments and as a basis for evaluating new investments. Senior management of ACRES have extensive experience in underwriting the credit risk associated with our targeted asset classes and conduct detailed due diligence on all investments. After we make investments, our Manager actively monitors them for early detection of trouble or deterioration. If a default occurs, we will use our senior management team’s asset management experience in seeking to mitigate the severity of any loss and to optimize the recovery from assets collateralizing the investment.

Managing our interest rate, pricing and liquidity risk. We engage in a number of business activities that are vulnerable to interest rate, pricing and liquidity risk and we seek to manage those risks. We historically used derivative financial instruments to hedge a portion of the interest rate risk associated with our borrowings. The risks on our short-term financing agreements, principally repurchase agreements, are managed by limiting our financial exposure under the agreements to either a stated investment amount or a fixed guaranty amount. The risks on our long-term financing agreements, principally our term financing facilities, are managed by seeking to match the maturity and repricing dates of our financed investments with the maturities and repricing dates of our long-term financing facilities. Additionally, we match investment and financing maturity and repricing dates using securitization vehicles structured by our Manager and, subject to the availability of markets for securitization financings, we expect to continue to use securitizations in the future to accomplish our long-term match funding financing strategy.

At December 31, 2020, our CRE securitizations and financing facilities with debt outstanding were as follows (in thousands):

	Outstanding Borrowings (1)	Value of Collateral	Equity at Risk (2)
At December 31, 2020:
CRE Securitizations
XAN 2019-RSO7	$412,760	$516,979	$101,357
XAN 2020-RSO8	384,295	475,347	$86,888
XAN 2020-RSO9	230,874	285,862	$51,132
Senior Secured Financing Facility
Massachusetts Mutual Life Insurance Company	29,314	239,385	$207,622
CRE -Term Warehouse Financing Facilities
JPMorgan Chase Bank, N.A. (3)	12,258	20,000	$6,559
Total	$1,069,501	$1,537,573

(1)

Securitizations and the senior secured financing facility include deferred debt issuance costs and term warehouse financing facilities include accrued interest payable and deferred debt issuance costs.

(2)	Term warehouse financing facilities include accrued interest receivable and accrued interest payable.
(3)	Includes $678,000 of deferred debt issuance costs at December 31, 2020 from other term warehouse financing facilities with no balance.

(Back to Index)

(Back to Index)

The CRE securitizations and term warehouse financing facilities charge a floating rate of interest. The senior secured financing facility charges a fixed rate of interest. For more information concerning our CRE securitizations, senior secured financing facility and term facilities, see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources,” and Note 11 contained in “Item 8. Financial Statements and Supplementary Data - Notes to Consolidated Financial Statements” of this report. We continuously monitor our compliance with all of the financial covenants. We were in compliance with all financial covenants, as defined in the respective agreements, at December 31, 2020.

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

Our Operating Policies

Investment guidelines. We have established investment policies, procedures and guidelines that are reviewed and approved by our Manager’s investment committee and our Board. The investment committee and/or our Board, as applicable, meets regularly to consider and approve proposed specific investments. Our Board monitors the execution of our overall investment strategies and targeted asset classes. We acquire our investments primarily for income. We do not have a policy that requires us to focus our investments in one or more particular geographic areas or industries.

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

We use borrowing and securitization strategies to accomplish our long-term match funding financing strategy. Based upon current conditions in the credit markets for collateralized debt obligations and collateralized loan obligations (sometimes, collectively, referred to as CLOs) we expect to modestly increase leverage through new CRE debt securitizations and the continued use of our term repurchase facilities and the use of our new senior secured financing facility in 2021. We may also seek other credit arrangements to finance new investments that we believe can generate attractive risk-adjusted returns, subject to availability.

Hedging and interest rate management policies. Historically, we used derivative instruments to hedge a portion of the interest rate risk associated with our borrowings and pricing risk associated with our fixed-rate loans. Under the federal income tax laws applicable to REITs, we generally had been able to enter into transactions to hedge indebtedness that we incurred, or planned to incur, to acquire or carry real estate assets, provided that our total gross income from qualifying hedges did not exceed 25% of our total gross income and non-qualifying hedges did not exceed 5% of our total gross income. We generally sought to minimize interest rate risk and pricing risk with a strategy that was expected to result in the least amount of volatility under accounting principles generally accepted in the United States of America, or GAAP, while still meeting our strategic economic objectives and maintaining adequate liquidity and flexibility. Hedging transactions have included interest rate swaps, collars, caps or floors, puts, calls, options and foreign currency exchange protection, historically.

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

(Back to Index)

(Back to Index)

General

The table below summarizes the amortized costs and net carrying amounts of our core and non-core investments at December 31, 2020, classified by asset type (dollars in thousands, except amounts in footnotes):

At December 31, 2020	Amortized Cost	Net Carrying Amount	Percent of Portfolio	Weighted Average Coupon
Core Assets:
CRE whole loans (1)(2)	$1,498,135	$1,465,852	96.77%	5.44%
CRE mezzanine loan and preferred equity investments (1)(2)	32,414	30,387	2.01%	11.18%
CMBS, fixed-rate (3)	2,080	2,080	0.14%	2.70%
CRE whole loans, fixed-rate (4)	4,809	4,809	0.32%	4.44%
Total Core Assets	1,537,438	1,503,128	99.24%
Non-Core Assets:
Legacy CRE assets (5)	11,443	11,443	0.76%	5.85%
Total Core and Non-Core Assets	$1,548,881	$1,514,571	100.00%

(1)	Net carrying amount includes an allowance for credit losses of $34.3 million at December 31, 2020.
(2)	Classified as CRE loans on the consolidated balance sheet.
(3)	Classified as investment securities available-for-sale on the consolidated balance sheet.
(4)	Classified as other assets on the consolidated balance sheet.
(5)	Comprised of one legacy CRE loan reported at its amortized cost of $11.4 million classified as a CRE loan on the consolidated balance sheet as we intend to hold this loan until payoff.

CRE Debt Investments

Floating-rate whole loans. We predominantly originate floating-rate first mortgage loans, or whole loans, directly to borrowers. The direct origination of whole loans enables us to better control the structure of the loans and to maintain direct lending relationships with borrowers. Additionally, we may acquire whole loans from third parties that conform to our investment strategy. We may create tranches of a loan we originate, consisting of an A-note (described below) and a B-note (described below), as well as mezzanine loans or other participations, which we may hold or sell to third parties. We do not obtain ratings on these investments. With respect to our portfolio at December 31, 2020, our whole loan investments had loan-to-collateral value, or LTV, ratios that typically do not exceed 85%. Typically, our whole loans are structured with an original term of up to three years, with one-year extensions that bring the loan to a maximum term of five years. Substantially all of our CRE loans held at December 31, 2020 were whole loans. We expect to hold our whole loans to maturity.

Senior interests in whole loans (A-notes). We may invest in senior interests in whole loans, referred to as A-notes, either directly originated or purchased from third parties. We do not intend to obtain ratings on these investments. We expect our typical A-note investments to have LTV ratios not exceeding 70%, and will generally be structured with an original term of up to three years, with one-year extensions that bring the loan to a maximum term of five years. We expect to hold any A-note investments to maturity. We did not hold any A-note investments at December 31, 2020.

Subordinate interests in whole loans (B-notes). To a lesser extent, we may invest in subordinate interests in whole loans, referred to as B-notes, which we will either directly originate or purchase from third parties. B-notes are loans secured by a first mortgage but are subordinated to an A-note. The subordination of a B-note is generally evidenced by an intercreditor or participation agreement between the holders of the A-note and the B-note. In some instances, the B-note lender may require a security interest in the stock or other equity interests of the borrower as part of the transaction. B-note lenders have the same obligations, collateral and borrower as the A-note lender, but typically are subordinated in recovery upon a default to the A-note lender. B-notes share certain credit characteristics with second mortgages in that both are subject to greater credit risk with respect to the underlying mortgage collateral than the corresponding first mortgage or A-note. We do not intend to obtain ratings on these investments. We expect our typical B-note investments to have LTV ratios between 55% and 80%, and will generally be structured with an original term of up to three years, with one-year extensions that bring the loan to a maximum term of five years. We expect to hold any B-note investments to maturity. We did not hold any B-note investments at December 31, 2020.

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

(Back to Index)

(Back to Index)

Mezzanine financing. We may invest in mezzanine loans that are senior to the borrower’s equity in, and subordinate to the mortgage loan on, a property. A mezzanine loan is typically secured by a pledge of the ownership interests in the entity that directly owns the real property or by a second lien mortgage loan on the property. In addition, mezzanine loans typically include credit enhancements such as letters of credit, personal guarantees of the principals of the borrower, or collateral unrelated to the property. A mezzanine loan may be structured so that we receive a stated fixed or variable interest rate on the loan as well as a percentage of gross revenues and a percentage of the increase in the fair market value of the property securing the loan, payable upon maturity, refinancing or sale of the property. Mezzanine loans may also have prepayment lockouts, penalties, minimum profit hurdles and other mechanisms to protect and enhance returns in the event of premature repayment. We expect our mezzanine investments to have LTV ratios between 65% and 90% with stated maturities from three to five years. We expect to hold mezzanine loans to maturity. At December 31, 2020, our loan portfolio included two mezzanine loans.

Preferred equity investments. We may invest in preferred equity investments in entities that own or acquire CRE properties. These investments are subordinate to first mortgage loans and mezzanine debt and are typically structured to provide some credit enhancement differentiating it from the common equity. We expect our preferred equity investments to have LTV ratios between 65% and 90% with stated maturities from three to eight years. We expect to hold preferred equity investments to maturity. At December 31, 2020, we had two preferred equity investments.

The following charts describe the property type and the geographic breakdown, by National Council of Real Estate Investment Fiduciaries, or NCREIF, region of our CRE loan portfolio at December 31, 2020 (based on carrying value):

PROPERTY TYPE

Other
3.7%
Reta
4.9%
Self-Storage
8.5%
Hotel
11.8%
Office
14.8%
Multifamily
56.3%

(Back to Index)

(Back to Index)

GEOPRAPHIC AREA BY NCREIF REGION

West North Central
0.4%
East North Central
5.7%
Mountain
21.4%
Pacific
10.3%
Northeast
13.2%
Southwest
17.9%
Mid Atlantic
15.0%
Southeast
16.1%

The total loan portfolio, at carrying value, was $1.5 billion at December 31, 2020. “Other” property types included manufactured housing (3.0%) and industrial (0.7%).

The Mountain region constituted 21.4% of our portfolio, of which 9.8% was in Arizona, and its collateral comprised 69.6% multifamily properties and 21.0% hotel properties. The Southwest region constituted 17.9% of our portfolio, of which 17.7% was in Texas, and its collateral comprised 83.2% multifamily properties. The Southeast region constituted 16.1% of our portfolio, of which 8.1% was in Florida, and its collateral comprised 53.3% multifamily properties. We view our investment and credit strategies as being adequately diversified across property types in the Mountain, Southwest and Southeast regions.

CMBS

Historically, we have invested in CMBS, which are securities that are secured by, or evidence interests in, a pool of mortgage loans secured by commercial properties. These securities may be senior or subordinate and may be either investment grade or non-investment grade.

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

Competition

See “Item 1A. Risk Factors - Risks Related to Our Investments - We may face competition for suitable investments.”

Management Agreement

We have a management agreement, amended and restated on July 31, 2020, or the “Management Agreement,” with our Manager pursuant to which our Manager provides the day-to-day management of our operations. The amended Management Agreement was entered into with our Manager and ACRES Capital Corp. The terms were substantially the same as the previous management agreement, except for the term, board designation rights, termination fee, Manager compensation and definition of incentive compensation, all discussed in detail below.

(Back to Index)

(Back to Index)

The Management Agreement requires our Manager to manage our business affairs in conformity with the policies and investment guidelines established by our Board. Our Manager provides its services under the supervision and direction of our Board. Our Manager is responsible for the selection, purchase and sale of our portfolio investments, our financing activities and providing us with investment advisory services. Our Manager and its affiliates also provide us with a Chief Financial Officer and a sufficient number of additional accounting, finance, tax and investor relations professionals. Our Manager receives fees and is reimbursed for its expenses as follows:

•

A monthly base management fee equal to 1/12th of the amount of our equity multiplied by 1.50%; provided, however, that for each calendar month through July 31, 2022, such fee shall be equal to a minimum of $442,000. Under the Management Agreement, “equity” is equal to the net proceeds from issuances of shares of capital stock (or the value of common shares upon the conversion of convertible securities), after deducting any underwriting discounts and commissions and other expenses and costs relating to such issuance, plus or minus our retained earnings (excluding non-cash equity compensation incurred in current or prior periods) less all amounts we have paid for common stock and preferred stock repurchases. The calculation is adjusted for one-time events due to changes in GAAP as well as other non-cash charges, upon approval of our independent directors.

•

Incentive compensation, calculated quarterly until the quarter ended December 31, 2022 as follows: (A) 20% of the amount by which our Core Earnings (as defined in the Management Agreement) for a quarter exceeds the product of (i) the weighted average of (x) the book value divided by 10,293,783 and (y) the per share price (including the conversion price, if applicable) paid for our common shares in each offering (or issuance upon the conversion of convertible securities) by us subsequent to September 30, 2017, multiplied by (ii) the greater of (x) 1.75% and (y) 0.4375% plus one-fourth of the Ten Year Treasury Rate for such quarter; multiplied by (B) the weighted average number of common shares outstanding during such quarter; subject to adjustment (a) to exclude events pursuant to changes in GAAP or the application of GAAP as well as non-recurring or unusual transactions or events, after discussion between our Manager and the independent directors and approval by a majority of the independent directors in the case of non-recurring or unusual transactions or events, and (b) to deduct an amount equal to any fees paid directly by a TRS (or any subsidiary thereof) to employees, agents and/or affiliates of the Manager with respect to profits of such TRS (or subsidiary thereof) generated from the services of such employees, agents and/or affiliates, the fee structure of which shall have been approved by a majority of the independent directors and which fees may not exceed 20% of the net income (before such fees) of such TRS (or subsidiary thereof).

With respect to each fiscal quarter commencing with the quarter ending December 31, 2022, an incentive management fee calculated and payable in arrears in an amount, not less than zero, equal to:

•

for the first full calendar quarter ending December 31, 2022, the product of (a) 20% and (b) the excess of (i) core earnings of the Company for such calendar quarter, over (ii) the product of (A) the Company’s book value equity as of the end of such calendar quarter, and (B) 7% per annum;

•

for each of the second, third and fourth full calendar quarters following the calendar quarter ending December 31, 2022, the excess of (1) the product of (a) 20% and (b) the excess of (i) core earnings of the Company for the calendar quarter(s) following September 30, 2022, over (ii) the product of (A) the Company’s book value equity in the calendar quarter(s) following September 30, 2022, and (B) 7% per annum, over (2) the sum of any incentive compensation paid to the Manager with respect to the prior calendar quarter(s) following September 30, 2022 (other than the most recent calendar quarter); and

•

for each calendar quarter thereafter, the excess of (1) the product of (a) 20% and (b) the excess of (i) core earnings of the Company for the previous 12-month period, over (ii) the product of (A) the Company’s book value equity in the previous 12-month period, and (B) 7% per annum, over (2) the sum of any incentive compensation paid to the Manager with respect to the first three calendar quarters of such previous 12-month period; provided, however, that no incentive compensation shall be payable with respect to any calendar quarter unless Core Earnings for the 12 most recently completed calendar quarters (or such lesser number of completed calendar quarters from September 30, 2022) in the aggregate is greater than zero.

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

The Management Agreement’s current contract term ends on July 31, 2023, and the agreement provides for automatic one year renewals on such date and on each July 31 thereafter until terminated. Our Board reviews our Manager’s performance annually. The Management Agreement may be terminated annually upon the affirmative vote of at least two-thirds of our independent directors, or by the affirmative vote of the holders of at least a majority of the outstanding shares of our common stock, based upon unsatisfactory performance that is materially detrimental to us or a determination by our independent directors that the management fees payable to our Manager are not fair, subject to our Manager’s right to prevent such a compensation termination by accepting a mutually acceptable reduction of management fees. Our Board must provide 180 days’ prior notice of any such termination. If we terminate the Management Agreement, our Manager is entitled to a termination fee equal to four times the sum of the average annual base management fee and the average annual incentive compensation earned by our Manager during the two 12-month periods immediately preceding the date of termination, calculated as of the end of the most recently completed fiscal quarter before the date of termination.

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

(Back to Index)

(Back to Index)

We believe that ACRES Realty Funding, Inc., or ACRES RF, formerly RCC Real Estate, Inc., the subsidiary that at December 31, 2020 held substantially all of our CRE loan assets, is excluded from Investment Company Act regulation under Section 3(c)(5)(C), a provision designed for companies that do not issue redeemable securities and are primarily engaged in the business of purchasing or otherwise acquiring mortgages and other liens on and interests in real estate. To qualify for this exclusion, at least 55% of ACRES RF’s assets must consist of mortgage loans and other assets that are considered the functional equivalent of mortgage loans for purposes of the Investment Company Act and interests in real properties, which we refer to as Qualifying Interests. Moreover, 80% of ACRES RF’s assets must consist of Qualifying Interests and other real estate-related assets. ACRES RF has not issued, and does not intend to issue, redeemable securities.

We treat our investments in CRE whole loans, A-notes, specific types of B-notes and specific types of mezzanine loans as Qualifying Interests for purposes of determining our eligibility for the exclusion provided by Section 3(c)(5)(C) to the extent such treatment is consistent with guidance provided by the Securities and Exchange Commission, or SEC, or its staff. We believe that SEC staff guidance allows us to treat B-notes as Qualifying Interests where we have unilateral rights to instruct the servicer to foreclose upon a defaulted mortgage loan, replace the servicer in the event the servicer, in its discretion, elects not to foreclose on such a loan, and purchase the A-note in the event of a default on the mortgage loan. We believe, based upon an analysis of existing SEC staff guidance, that we may treat mezzanine loans as Qualifying Interests where (i) the borrower is a special purpose bankruptcy-remote entity whose sole purpose is to hold all of the ownership interests in another special purpose entity that owns commercial real property, (ii) both entities are organized as limited liability companies or limited partnerships, (iii) under their organizational documents and the loan documents, neither entity may engage in any other business, (iv) the ownership interests of either entity have no value apart from the underlying real property which is essentially the only asset held by the property-owning entity, (v) the value of the underlying property in excess of the amount of senior obligations is in excess of the amount of the mezzanine loan, (vi) the borrower pledges its entire interest in the property-owning entity to the lender which obtains a perfected security interest in the collateral and (vii) the relative rights and priorities between the mezzanine lender and the senior lenders with respect to claims on the underlying property are set forth in an intercreditor agreement between the parties which gives the mezzanine lender certain cure and purchase rights in case there is a default on the senior loan. If the SEC staff provides future guidance that these investments are not Qualifying Interests, then we will treat them, for purposes of determining our eligibility for the exclusion provided by Section 3(c)(5)(C), as real estate-related assets or miscellaneous assets, as appropriate. Historically, we have held “whole pool certificates” in mortgage loans, although, at December 31, 2020 and 2019, we had no whole pool certificates in our portfolios. Pursuant to existing SEC staff guidance, we consider whole pool certificates to be Qualifying Interests. A whole pool certificate is a certificate that represents the entire beneficial interest in an underlying pool of mortgage loans. By contrast, a certificate that represents less than the entire beneficial interest in the underlying mortgage loans is not considered to be a Qualifying Interest for purposes of the 55% test, but constitutes a real estate-related asset for purposes of the 80% test.

To the extent ACRES RF holds its CRE loan assets through wholly or majority-owned CRE debt securitization subsidiaries, ACRES RF also intends to conduct its operations so that it will not come within the definition of an investment company set forth in Section 3(a)(1)(C) of the Investment Company Act because less than 40% of the value of its total assets (exclusive of government securities and cash items) on an unconsolidated basis will consist of “investment securities,” which we refer to as the 40% test. “Investment securities” exclude U.S. government securities and securities of majority-owned subsidiaries that are not themselves investment companies and are not relying on the exception from the definition of investment company under Section 3(c)(1) or Section 3(c)(7) of the Investment Company Act. Certain of the wholly-owned CRE debt securitization subsidiaries of ACRES RF rely on Section 3(c)(5)(C) for their Investment Company Act exemption, with the result that ACRES RF’s interests in the CRE debt securitization subsidiaries do not constitute “investment securities” for the purpose of the 40% test.

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

Moreover, we must ensure that ACRES Commercial Realty Corp. itself qualifies for an exclusion from regulation under the Investment Company Act. We do so by monitoring the value of our interests in our subsidiaries so that we can ensure that ACRES Commercial Realty Corp. satisfies the 40% test. Our interest in ACRES RF does not constitute an “investment security” for purposes of the 40% test, but our interests in RCC Commercial, Commercial II, Commercial III, RCC TRS, Resource TRS, RSO Equity, RCC Resi Portfolio and XAN RE TRS do. Accordingly, we must monitor the value of our interests in those subsidiaries to ensure that the value of our interests in them does not exceed 40% of the value of our total assets.

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

Employees and Human Capital

We have no direct employees except for 4 employees acquired in connection with a real estate owned (“REO”) property in the Northeast region that was delivered as collateral in a deed in lieu of foreclosure transaction in November 2020. Under our Management Agreement, our Manager provides us with all management and support personnel and services necessary for our day-to-day operations. To provide its services, our Manager draws upon the expertise and experience of ACRES. Under our Management Agreement, our Manager and its affiliates also must provide us with our Chief Financial Officer, and a sufficient number of additional accounting, finance, tax and investor relations professionals. We bear the expense of the wages, salaries and benefits of our Chief Financial Officer, and the accounting, finance, tax and investor relations professionals to the extent dedicated to us.

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

Internet Address and Availability of Information

Our internet address is www.acresreit.com. We make available, free of charge through a link on our site, all reports filed with or furnished to the SEC as soon as reasonably practicable after such filing or furnishing. Our site also contains our code of business conduct and ethics, corporate governance guidelines and the charters of the audit committee, nominating and governance committee and compensation committee of our Board. A complete list of our filings is available on the SEC’s website at http://www.sec.gov.

ITEM 1A.	RISK FACTORS

This section describes material risks affecting our business. In connection with the forward-looking statements that appear in this annual report, you should carefully review the factors discussed below and the cautionary statements referred to in “Forward-Looking Statements.”

Risk Factors Summary

Our risk factors include discussion of risks to our business attributable to the impact of current economic conditions, risks related to our financing, risks related to our operations, risks related to our investments, risks related to our Manager, risks related to our organization and structure, tax risks and general risks, including as follows:

•

If current economic and market conditions were to deteriorate, our ability to obtain the capital and financing necessary for growth may be limited, which could limit our profitability, ability to make distributions and the market price of our common stock.

•

The outbreak of widespread contagious disease, such as COVID-19, has caused, and may continue to cause, shocks to the United States and global economy and to our business, which has had, and may continue to have, an adverse impact on our financial condition, our results of operations and our liquidity and capital resources.

•	Our portfolio has been financed in material part through the use of leverage that may reduce the return on our investments and cash available for distribution.
•	Our repurchase agreements, warehouse facilities and other short-term financings have credit risks that could result in losses.
•

We are exposed to loss if lenders under our repurchase agreements, warehouse facilities, senior secured financing facility or other short-term financings liquidate the assets securing those facilities. Moreover, assets acquired by us pursuant to our repurchase agreements, warehouse facilities, senior secured financing facility or other short-term financings may not be suitable for refinancing through long-term arrangements that may require us to liquidate some or all of the related assets.

•

We will incur losses on our repurchase transactions if the counterparty to the transactions defaults on its obligation to resell the underlying assets back to us at the end of the transaction term, or if the value of the underlying assets has declined as of the end of the term or if we default in our obligations to purchase the assets.

(Back to Index)

(Back to Index)

•	We may have to repurchase assets that we have sold in connection with CRE debt securitizations and other securitizations.
•	Financing our REIT qualifying assets with repurchase agreements and warehouse facilities could adversely affect our ability to qualify as a REIT.
•

Historically, we have financed most of our investments through CRE debt securitizations and have retained the equity. CRE debt securitization equity receives distributions from the CRE debt securitization only if the CRE debt securitization generates enough income to first pay the holders of its debt securities and its expenses.

•

If our CRE debt securitization financings fail to meet their performance tests, including over-collateralization requirements, our net income and cash flow from these CRE debt securitizations will be eliminated.

•

If we issue debt securities, the terms may restrict our ability to make cash distributions, require us to obtain approval to sell our assets or otherwise restrict our operations in ways that could make it difficult to execute our investment strategy and achieve our investment objectives.

•

Depending upon market conditions, we intend to seek financing through CRE debt securitizations, which would expose us to risks relating to the accumulation of assets for use in the CRE debt securitizations.

•	We may change our investment strategy without stockholder consent, which may result in riskier investments than those currently targeted.
•

Our business is highly dependent on communications and information systems, and systems failures or cybersecurity incidents could significantly disrupt our business, which may, in turn, negatively affect the market price of our common stock and our ability to operate our business.

•	Declines in the market values of our investments may reduce periodic reported results, credit availability and our ability to make distributions.
•	Increases in interest rates and other factors could reduce the value of our investments, result in reduced earnings or losses and reduce our ability to pay distributions.
•	Changes in the method for determining the LIBOR or a replacement of LIBOR may adversely affect the value of our loans, investments and borrowings and could affect our results of operations.
•	Investing in mezzanine debt, preferred equity, mezzanine or other subordinated tranches of CMBS involves greater risks of loss than senior secured debt investments.
•

We record some of our portfolio investments, including those classified as assets held for sale, at fair value as estimated by our management and, as a result, there will be uncertainty as to the value of these investments.

•	We may face competition for suitable investments.
•	Many of our investments may be illiquid, which may result in our realizing less than their recorded value should we need to sell such investments quickly.
•

Our investments in real estate and commercial mortgage loans, mezzanine loans and CRE equity investments are subject to the risks inherent in owning the real estate securing or underlying those investments that could result in losses to us.

•	If our allowance for credit losses is not adequate to cover actual future loan and lease losses, our earnings may decline.
•

The current expected credit losses, or CECL, model required us to increase our allowance for credit losses and may have a material adverse effect on our business, financial condition and results of operations.

•	Our investment portfolio may have material geographic, sector, property-type and sponsor concentrations.
•	The B-notes in which we may invest may be subject to additional risks relating to the privately negotiated structure and terms of the transaction, which may result in losses to us.
•	We may be exposed to environmental liabilities with respect to properties to which we take title.
•	Our investments in preferred equity involve a greater risk of loss than traditional debt financing.
•	We depend on our Manager and ACRES to develop and operate our business and may not find suitable replacements if the Management Agreement terminates.

(Back to Index)

(Back to Index)

•	Our Manager’s fee structure may not create proper incentives, and the incentive compensation we pay our Manager may increase the investment risk of our portfolio.
•	Our Manager manages our portfolio pursuant to very broad investment guidelines and our Board does not approve each investment decision, which may result in our making riskier investments.
•

Our Manager and ACRES will face conflicts of interest relating to the allocation of investment opportunities and such conflicts may not be resolved in our favor, which could limit our ability to acquire assets and, in turn, limit our ability to make distributions and reduce your overall investment return.

•

Our officers and many of the investment professionals that provide services to us through our Manager are also officers or employees of ACRES and may face conflicts regarding the allocation of their time.

•

Our charter and bylaws contain provisions that may inhibit potential acquisition bids that you and other stockholders may consider favorable, and the market price of our common stock may be lower as a result.

•	Maryland takeover statutes may prevent a change in control of us, and the market price of our common stock may be lower as a result.
•	Our rights and the rights of our stockholders to take action against our directors and officers are limited, which could limit your recourse in the event of actions not in your best interests.
•

We have not established a minimum distribution payment level and we cannot assure you of our ability to make distributions in the future. In the future, we may use uninvested offering proceeds or borrowed funds to make distributions.

•

Loss of our exclusion from regulation under the Investment Company Act would require significant changes in our operations and could reduce the market price of our common stock and our ability to make distributions.

•	Legislative, regulatory or administrative changes could adversely affect our stockholders or us.

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

The outbreak of widespread contagious disease, such as COVID-19, has caused, and may continue to cause, shocks to the U.S. and global economy and to our business, which has had, and may continue to have, an adverse impact on our financial condition, our results of operations and our liquidity and capital resources.

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

(Back to Index)

(Back to Index)

The COVID-19 pandemic has had, and may continue to have, a material adverse impact on our financial condition, liquidity and results of operations and the market price of our common stock and preferred stock. We expect that these impacts are likely to continue to some extent as the pandemic persists. Although many or all facets of our business have been or could be impacted by the COVID-19 pandemic, we currently believe the following impacts to be among the most material to us:

•

COVID-19 could have a significant long-term impact on the broader economy and the CRE market generally, which would negatively impact the value of the properties collateralizing our loans. Our portfolio includes loans collateralized by hotel, retail, office, multifamily and other property types that are particularly negatively impacted by the pandemic. While we believe the principal amount of our loans is currently generally adequately protected by underlying value, there can be no assurance that as the pandemic continues these values will not be adversely affected, which could impact our ability to realize the entire principal value of some or all of our investments.

•

We are actively engaged in discussions with our borrowers, some of whom we expect may face challenges in complying with the terms of their loans. We have executed extension and forbearance agreements of CRE loans, nine of which are active as of December 31, 2020 with a weighted average remaining life of approximately six months, in an effort to reduce the credit risk created as a result of financial difficulties related to the pandemic. We anticipate the future execution of modifications of our loans and potentially instances of default or foreclosure on assets underlying our loans, which may adversely affect the credit profile and realizable value of our assets, our results of operations and our financial condition.

•

The shocks to global markets, particularly the real estate credit markets, adversely impacted the market pricing of our CRE securities. Depending on the magnitude and duration of the pandemic’s impact, the assets underlying these securities may default on their terms, requiring that we incur credit losses on our portfolio.

•

We have warehouse facilities with numerous lenders and, when utilized, continuously engage in discussions around the value of pledged assets as defined in our agreements with such lenders, potential deleveraging, the application of certain provisions of such agreements to these circumstances and other structural elements under the agreements. When utilized, if we do not have the funds available to make required payments, it would likely result in defaults under the particular facilities affected that, because of cross-default provisions, could result in defaults under other debt instruments as well as potential loss of our assets to the lenders unless we are able to raise the funds from alternative sources, including by selling or financing assets or raising capital, each of which we may be required to do under adverse market conditions or at an inopportune time or on unfavorable terms, or may be unable to do at all. The COVID-19 pandemic has made it very difficult for businesses generally, including us, to access liquidity sources at terms commensurate with those prior to this pandemic, or at all. Pledging additional collateral or otherwise paying down facilities to satisfy our lenders and avoid potential margin calls and loan defaults would reduce our cash available to meet subsequent margin calls and/or future funding requests as well as make other, higher yielding investments, thereby decreasing our liquidity, return on equity, available cash, net income and ability to implement our investment strategy. If we cannot meet lender requirements related to margin calls or other terms of our credit agreements, the lender or counterparty could accelerate our indebtedness, increase the interest rate on advanced funds and terminate our ability to borrow additional funds, which would materially and adversely affect our financial condition and ability to implement our investment strategy.

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

(Back to Index)

(Back to Index)

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

•

an inability to review potential investments in affected areas as a result of quarantines, restrictions on travel, “shelter in place” rules, restrictions on types of businesses that may continue to operate and restrictions on types of construction projects that may continue; and

•

an extended period of remote working by our Manager’s and/or its affiliate’s employees could strain our technology resources and introduce operational risks, including heightened cybersecurity risk. Remote working environments may be less secure and more susceptible to hacking attacks, including phishing and social engineering attempts that seek to exploit the COVID-19 pandemic.

The rapid development of the pandemic and the resulting economic effects have created uncertainty surrounding the ultimate impact of the COVID-19 pandemic on the global economy generally, and the CRE business in particular. As a result, we cannot project the ultimate adverse impact of the COVID-19 pandemic on the global economy or our business, including our financial condition and performance. The extent of the impact of COVID-19 will depend on future developments, including new information that may emerge about the severity of the pandemic, the extension of quarantines and restrictions on travel, the discovery and implementation of successful treatments and the ensuing reactions by consumers, companies, governmental entities and global markets.

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

(Back to Index)

(Back to Index)

We may lose money on our repurchase transactions if the counterparty to the transaction defaults on its obligation to resell the underlying security back to us at the end of the transaction term, or if the value of the underlying security has declined as of the end of the term or if we default on our obligations under the repurchase agreements.

We are exposed to loss if lenders under our repurchase agreements, warehouse facilities, senior secured financing facility or other short-term financings liquidate the assets securing those facilities. Moreover, assets acquired by us pursuant to our repurchase agreements, warehouse facilities, senior secured financing facility or other short-term financings may not be suitable for refinancing through long-term arrangements and may require us to liquidate some or all of the related assets.

We have entered into repurchase agreements, warehouse facilities and senior secured financing facility and expect in the future to seek additional debt to finance our growth. Lenders typically have the right to liquidate assets securing or acquired under these facilities upon the occurrence of specified events, such as an event of default. We are exposed to loss if the proceeds received by the lender upon liquidation are insufficient to satisfy our obligation to the lender. We are also subject to the risk that the assets subject to such repurchase agreements, warehouse facilities or other debt might not be suitable for long-term refinancing or securitization transactions. If we are unable to refinance these assets on a long-term basis, or if long-term financing is more expensive than we anticipated at the time of our acquisition of the assets to be financed, we might be required to liquidate assets.

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

Historically, we have financed most of our investments through CRE debt securitizations in which we retained the equity interest. Depending on market conditions and credit availability, we intend to use CRE debt securitizations to finance our investments in the future. The equity interests of a CRE debt securitization are subordinate in right of payment to all other securities issued by the CRE debt securitization. The equity is usually entitled to all of the income generated by the CRE debt securitization after the CRE debt securitization pays all of the interest due on the debt securities and its other expenses. However, there will be little or no income available to the CLO equity if there are excessive defaults by the issuers of the underlying collateral, which would significantly reduce the value of that interest. Reductions in the value of the equity interests we have in a CRE debt securitization, if we determine that they are other-than-temporary, will reduce our earnings. In addition, the liquidity of the equity securities of CLOs is constrained and, because they represent a leveraged investment in the CRE debt securitization’s assets, the value of the equity securities will generally have greater fluctuations than the value of the underlying collateral.

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

Our equity holdings and, when we acquire debt interests in CRE debt securitizations, our debt interests, if any, generally are subordinate in right of payment to the other classes of debt securities issued by the CRE debt securitization entity. Accordingly, if over-collateralization tests are not met, distributions on the subordinated debt and equity we hold in these CLOs will cease, resulting in a substantial reduction in our cash flow. Other tests (based on delinquency levels, interest coverage or other criteria) may restrict our ability to receive cash distributions from assets collateralizing the securities issued by the CRE debt securitization entity. Although at December 31, 2020, all of our CRE debt securitizations met their performance tests, we cannot assure you that our CRE debt securitizations will satisfy the performance tests in the future. For information concerning compliance by our CRE debt securitizations with their over-collateralization tests, see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operation - Liquidity and Capital Resources.”

If any of our CRE debt securitizations fail to meet collateralization or other tests relevant to the most senior debt issued and outstanding by the CRE debt securitization issuer, an event of default may occur under that CRE debt securitization. If that occurs, our Manager’s ability to manage the CRE debt securitization likely would be terminated and our ability to attempt to cure any defaults in the CRE debt securitization would be limited, which would increase the likelihood of a reduction or elimination of cash flow and returns to us in those CLOs for an indefinite time.

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

Historically, we have financed a significant portion of our assets through the use of CRE debt securitizations, and have accumulated assets for these financings through short-term credit facilities, typically repurchase agreements or warehouse facilities. Depending upon market conditions, and, consequently, the extent to which such financing is available to us, we expect to seek similar financing arrangements in the future. In addition to risks discussed above, these arrangements could expose us to other credit risks, including the following:

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

We believe core earnings, a Non-GAAP financial measure, is an appropriate measure of our operating performance; however, in certain instances core earnings may not be reflective of actual economic results.

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

We depend on the information systems of our Manager, ACRES and third parties. Any failure or interruption of our systems or cyber-attacks or security breaches of our networks or systems could cause delays or other problems in our securities trading activities, including mortgage-backed securities, or MBS, trading activities. A disruption or breach could also lead to unauthorized access to and release, misuse, loss or destruction of our confidential information or personal or confidential information of our Manager, ACRES or third parties, which could lead to regulatory fines, litigation, costs of remediating the breach and reputational harm. In addition, we also face the risk of operational failure, termination or capacity constraints of any of the third parties with which we do business or that facilitate our business activities, including clearing agents or other financial intermediaries we use to facilitate our securities transactions, if their respective systems experience failure, interruption, cyber-attacks, or security breaches. We may face increased costs as we continue to evolve our cyber defenses in order to contend with changing risks. These costs and losses associated with these risks are difficult to predict and quantify, but could have a significant adverse effect on our operating results.

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

We utilize LIBOR as a benchmark interest rate for the pricing of our CRE loans and are exposed to LIBOR through our issuance of notes on our securitizations and the use of term facilities and repurchase agreements. In July 2017, the U.K. Financial Conduct Authority, or “FCA,” announced that it would phase out LIBOR as a benchmark by the end of 2021. In November 2020, the FCA announced that subject to confirmation following its consultation with the administrator of LIBOR, it would cease publication of the one-week and two-month USD LIBOR immediately after December 31, 2021 and cease publication of the remaining tenors immediately after June 30, 2023. Additionally, the U.S. Federal Reserve encouraged companies to cease using LIBOR as a benchmark rate by December 31, 2021. While there is no consensus on what rate or rates may become accepted alternatives to LIBOR, the U.S. Federal Reserve, in conjunction with the Alternative Reference Rates Committee, a steering committee comprising large U.S. financial institutions, has identified the Secured Overnight Financing Rate, or SOFR, a new index calculated by short-term repurchase agreements, backed by U.S. Treasury securities, as its preferred alternative rate for LIBOR. When LIBOR ceases to exist, we may need to amend our loan and borrowing agreements that utilize LIBOR as a factor in determining the interest rate or hedge against fluctuations in LIBOR based on a new standard that is established, if any. Any resulting differences in interest rate standards among our assets and our borrowings may result in interest rate mismatches between our assets and the borrowings used to fund such assets. There is no guarantee that a transition from LIBOR to SOFR or to another alternative rate will not result in financial market disruptions and significant increases in benchmark rates, resulting in increased financing costs to us, any of which could have an adverse effect on our business, results of operations, financial condition, and the market price of our common stock.

Investing in mezzanine debt, preferred equity, mezzanine or other subordinated tranches of CMBS involves greater risks of loss than senior secured debt investments.

Subject to maintaining our qualification as a REIT and exclusion from regulation under the Investment Company Act, we may invest in mezzanine debt, preferred equity and mezzanine or other subordinated tranches of CMBS. We currently have investments in mezzanine debt and preferred equity. These types of investments carry a higher degree of risk of loss than senior secured debt investments such as our whole loan investments because, in the event of default and foreclosure, holders of senior liens will be paid in full before mezzanine investors. Depending on the value of the underlying collateral at the time of foreclosure, there may not be sufficient assets to pay all or any part of amounts owed to mezzanine investors. Moreover, mezzanine and other subordinate debt investments may have higher LTV than conventional senior lien financing, resulting in less equity in the collateral and increasing the risk of loss of principal. If a borrower defaults or declares bankruptcy, we may be subject to agreements restricting or eliminating our rights as a creditor, including rights to call a default, cure a default, foreclose on collateral, and accelerate maturity or control decisions made in bankruptcy proceedings. In addition, the prices of lower credit quality securities are generally less sensitive to interest rate changes than more highly rated investments, but more sensitive to economic downturns or individual issuer developments because the ability of obligors of investments underlying the securities to make principal and interest payments may be impaired. In such event, existing credit support relating to the securities’ structure may not be sufficient to protect us against loss of our principal. For additional risks regarding real estate-related loans, see “Risks Related to Investments.”

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

(Back to Index)

(Back to Index)

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

If we determine to sell one or more of our investments, we may encounter difficulties in finding buyers in a timely manner as real estate debt and other of our investments generally cannot be disposed of quickly, especially when market conditions are poor. Moreover, some of these assets may be subject to legal and other restrictions on resale. If we are required to liquidate all or a portion of our portfolio quickly, we may realize significantly less than the value at which we have previously recorded our investments. In addition, we may face other restrictions on our ability to liquidate an investment in a business entity to the extent that we, our Manager or ACRES has or could be attributed with material non-public information regarding such business entity. These factors may limit our ability to vary our portfolio promptly in response to changes in economic or other conditions and may also limit our ability to use portfolio sales as a source of liquidity, which could limit our ability to make distributions to our stockholders or repay debt.

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

(Back to Index)

(Back to Index)

We risk loss of principal on defaulted CRE loans we hold to the extent of any deficiency between the value we can realize from the sale of the collateral securing the loan upon foreclosure and the loan’s principal and accrued interest. Moreover, foreclosure of a mortgage loan can be an expensive and lengthy process that could reduce the net amount we can realize on the foreclosed mortgage loan. In a bankruptcy of a mortgage loan borrower, the mortgage loan will be deemed to be secured only to the extent of the value of the underlying collateral at the time of bankruptcy as determined by the bankruptcy court, and the lien securing the mortgage loan will be subject to the avoidance powers of the bankruptcy trustee or debtor-in-possession to the extent the lien is unenforceable under state law.

For a discussion of additional risks associated with mezzanine loans, see - “Risks Related to Our Investments - Investing in mezzanine debt, preferred equity and mezzanine or other subordinated tranches of CMBS involves greater risks of loss than senior secured debt investments.”

If our allowance for credit losses is not adequate to cover actual future loan losses, our earnings may decline.

We maintain an allowance for credit losses to provide for loan defaults and non-performance by borrowers of their obligations. Our allowance for credit losses may not be adequate to cover actual future loan losses and future provisions for credit losses could materially reduce our income. We base our allowance for credit losses on historical loss experience, current portfolio and market conditions and reasonable and supportable forecasts for the duration of each respective loan. However, losses have in the past, and may in the future, exceed our current estimates, and the difference could be substantial. The amount of future losses is susceptible to changes in economic, operating and other conditions that may be beyond our control, including changes in interest rates, changes in borrowers’ creditworthiness and the value of collateral securing loans. Additionally, if we seek to expand our loan portfolios, we may need to make additional provisions for credit losses to ensure that the allowance remains at levels deemed appropriate by our management for the size and quality of our portfolios. While we believe that our allowance for credit losses at December 31, 2020 is adequate to cover our anticipated losses, we cannot assure you that it will not increase in the future. Any increase in our allowance for credit losses will reduce our income and, if sufficiently large, could cause us to incur significant losses.

The CECL model required us to increase our allowance for credit losses and may have a material adverse effect on our business, financial condition and results of operations.

The CECL allowance required is a valuation account that is deducted from the related loans’ and debt securities’ amortized cost basis on our consolidated balance sheets, which reduced our total stockholders’ equity. The initial CECL reserve recorded on January 1, 2020 was reflected as a direct charge to retained earnings; however additional changes to the CECL reserve are recognized through net income on our consolidated statements of operations. While the guidance does not require any particular method for determining the CECL allowance, it does specify the allowance should be based on relevant information about past events, including historical loss experience, current portfolio and market conditions, and reasonable and supportable forecasts for the duration of each respective loan. Because our methodology for determining CECL allowances may differ from the methodologies employed by other companies, our CECL allowances may not be comparable with the CECL allowances reported by other companies. In addition, other than pursuant to a few narrow exceptions, the guidance requires that all financial instruments subject to the CECL model have some amount of reserve to reflect the GAAP principal underlying the CECL model that all loans, debt securities, and similar assets have some inherent risk of loss, regardless of credit quality, subordinate capital, or other mitigating factors. Accordingly, the adoption of the CECL model materially affected our determination of the allowance for credit losses and has required us to increase our allowance and recognize provisions for credit losses earlier in the lending cycle. Moreover, the CECL model has created more volatility in the level of our allowance for credit losses. If we are required to materially increase our level of allowance for credit losses for any reason, such increase could adversely affect our business, financial condition and results of operations.

Our investment portfolio may have material geographic, sector, property-type and sponsor concentrations.

We may have material geographic concentrations related to our direct or indirect investments in real estate loans and properties. We also may have material concentrations in the property types and industry sectors that are in our loan portfolio. Where we have any kind of concentration risk in our investments, we may be affected by sector-specific economic or other problems that are not reflected in the national economy generally or in more diverse portfolios. Where we have a significant concentration of investments with a small number of sponsors, we may be materially affected by an individual sponsors’ performance. An adverse development in that area of concentration could reduce the value of our investment and our return on that investment and, if the concentration affects a material amount of our investments, impair our ability to execute our investment strategies successfully, reduce our earnings and reduce our ability to make distributions.

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

Risks Related to Our Manager

We depend on our Manager and ACRES to develop and operate our business and may not find suitable replacements if the Management Agreement terminates.

We have no direct employees other than 4 employees acquired in connection with an REO property in the Northeast region that was delivered as collateral in a deed in lieu of foreclosure transaction in November 2020. Our officers, portfolio managers, administrative personnel and support personnel are employees of ACRES. We have no separate facilities and completely rely on our Manager; and ACRES has significant discretion as to the implementation of our operating policies and investment strategies. If our Management Agreement terminates, we may be unable to find a suitable replacement for our Manager. Moreover, we believe that our success depends to a significant extent upon the experience of the portfolio managers and officers of our Manager and ACRES who provide services to us, whose continued service is not guaranteed. The departure of any such persons could harm our investment performance.

Our Manager’s fee structure may not create proper incentives, and the incentive compensation we pay our Manager may increase the investment risk of our portfolio.

Our Manager is entitled to receive a base management fee equal to 1/12th of our equity, as defined in the Management Agreement, multiplied by 1.50%; provided, however, that for each calendar month through July 31, 2022, such fee shall be equal to a minimum of $442,000. Since the base management fee is based on our outstanding equity, our Manager could be incentivized to recommend strategies that increase our equity, and there may be circumstances where increasing our equity will not optimize the returns for our stockholders.

(Back to Index)

(Back to Index)

In addition to its base management fee, our Manager is entitled to receive incentive compensation, calculated quarterly until the quarter ended December 31, 2022, equal to 20% of the amount by which our Core Earnings, as defined in the Management Agreement, for a quarter exceeds the product of the weighted average of the book value divided by 10,293,783 and the per share price (including the conversion price, if applicable) paid for our common shares in each offering (or issuance upon the conversion of convertible securities) by us subsequent to September 30, 2017, multiplied by the greater of 1.75% or 0.4375% plus one-fourth of the average ten-year U.S. Treasury rate for such quarter, multiplied by the weighted average number of common shares outstanding during the quarter, subject to certain adjustments. In evaluating investments and other management strategies, the opportunity to earn incentive compensation based on Core Earnings may lead our Manager to place undue emphasis on the maximization of Core Earnings at the expense of other criteria, such as preservation of capital, in order to achieve higher incentive compensation. Investments with higher yields generally have higher risk of loss than investments with lower yields. If our interests and those of our Manager are not aligned, the execution of our business plan and our results of operations could be adversely affected, which could adversely affect our results of operations and financial condition.

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

Our Manager and ACRES will face conflicts of interest relating to the allocation of investment opportunities and such conflicts may not be resolved in our favor, which could limit our ability to acquire assets and, in turn, limit our ability to make distributions and reduce your overall investment return.

Our Management Agreement does not prohibit our Manager, or ACRES from investing in or managing entities that invest in asset classes that are the same as, or similar to, our targeted asset classes, except that they may not raise funds for, sponsor or advise any new publicly-traded REIT that invests primarily in MBS in the U.S. We rely on our Manager to identify suitable investment opportunities for us. Our executive officers and several of the other key real estate professionals, acting on behalf of our Manager, are also the key real estate professionals acting on behalf of the advisors of other investment programs sponsored by, and other clients managed by, ACRES. As such, these investment programs and clients rely on many of the same real estate professionals as will future programs and vehicles sponsored by ACRES. Many investment opportunities that are suitable for us may also be suitable for one or more of these investment programs or clients. When an investment opportunity becomes available, the applicable allocation committee established by ACRES, in accordance with its investment allocation policies and procedures, will offer the opportunity to the investment program or client for which the investment opportunity is most suitable based on the investment objectives, portfolio and criteria of each. Thus, the allocation committees could direct attractive investment opportunities to an investment program or client other than us, which could result in us not investing in investment opportunities that could provide an attractive return or investing in investment opportunities that provide less attractive returns. Any of the foregoing may reduce our ability to make distributions to you.

Our officers and many of the investment professionals that provide services to us through our Manager are also officers or employees of ACRES and may face conflicts regarding the allocation of their time.

Our officers, other than our Chief Financial Officer, Chief Accounting Officer and several accounting and tax professionals on their staff, as well as the officers, directors and employees of ACRES who provide services to us, are not required to work full time on our affairs, and devote significant time to the affairs of ACRES. As a result, there may be significant conflicts between us, on the one hand, and our Manager and ACRES on the other, regarding allocation of our Manager’s and ACRES’s resources to the management of our investment portfolio.

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

Our Manager does not assume any responsibility other than to render the services called for under the Management Agreement, and will not be responsible for any action of our Board in following or declining to follow its advice or recommendations. ACRES, our Manager, their directors, managers, officers, employees and affiliates will not be liable to us, any subsidiary of ours, our directors, our stockholders or any subsidiary’s stockholders for acts performed in accordance with and pursuant to the Management Agreement, except for acts constituting bad faith, willful misconduct, gross negligence, or reckless disregard of their duties under the Management Agreement. We have agreed to indemnify the parties for all damages and claims arising from acts not constituting bad faith, willful misconduct, gross negligence, or reckless disregard of duties, performed in good faith in accordance with and pursuant to the Management Agreement.

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

The obligation of our Manager under the Management Agreement is to render its services in good faith. It will not be responsible for any action taken by our Board or investment committee in following or declining to follow its advice and recommendations. Furthermore, as discussed above under - “Risks Related to Our Manager,” it will be difficult and costly for us to terminate the Management Agreement without cause. In addition, we will indemnify our Manager, ACRES and their officers and affiliates for any actions taken by them in good faith.

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

Furthermore, as it relates to our investment in our real estate subsidiary, ACRES RF, we rely on an exclusion from registration as an investment company afforded by Section 3(c)(5)(C) of the Investment Company Act. Given the material size of ACRES RF relative to our 3(a)(1)(C) exclusion, were ACRES RF to be deemed to be an investment company (other than by application of the Section 3(c)(1) exemption for closely held companies and the Section 3(c)(7) exemption for companies owned by “qualified purchasers”), we would not qualify for our 3(a)(1)(C) exclusion. Under the Section 3(c)(5)(C) exclusion, ACRES RF is required to maintain, on the basis of positions taken by the SEC staff in interpretive and no-action letters, a minimum of 55% of the value of the total assets of its portfolio in Qualifying Interests and a minimum of 80% in Qualifying Interests and real estate-related assets, with the remainder permitted to be miscellaneous assets. Because registration as an investment company would significantly affect ACRES RF’s ability to engage in certain transactions or to organize itself in the manner it is currently organized, we intend to maintain its qualification for this exclusion from registration.

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

If ACRES RF’s portfolio does not comply with the requirements of the exclusion we rely upon, it could be forced to alter its portfolio by selling or otherwise disposing of a substantial portion of the assets that are not Qualifying Interests or by acquiring a significant position in assets that are Qualifying Interests. Altering its portfolio in this manner may have an adverse effect on its investments if it is forced to dispose of or acquire assets in an unfavorable market, and may adversely affect our stock price.

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

(Back to Index)

(Back to Index)

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

(Back to Index)

(Back to Index)

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

(Back to Index)

(Back to Index)

General Risks

We cannot predict the effects on us of actions taken by the U.S. government and governmental agencies in response to economic conditions in the U.S.

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

We maintain offices in Westbury, New York and Philadelphia, Pennsylvania. Our principal office is located in leased space at 865 Merrick Avenue, Suite 200 S, Westbury, New York 11590. We do not own any material principal real property.

ITEM 3.	LEGAL PROCEEDINGS

Refer to “Item II - Item 8. Financial Statements and Supplementary Data - Note 23 - Commitments and Contingencies” for the applicable disclosures.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

(Back to Index)

(Back to Index)

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our common stock is listed on the New York Stock Exchange, or NYSE, under the symbol “ACR”, formerly listed under the symbol “XAN.”

We are organized and conduct our operations to qualify as a real estate investment trust, or REIT, which requires that we distribute at least 90% of our REIT taxable income. During the year ended December 31, 2020, we did not pay distributions on our common shares as we were focused on prudently retaining and managing sufficient excess liquidity in connection with the economic impact of the novel coronavirus (“COVID-19”) pandemic. As we continue to take steps necessary to stabilize our financial condition and capital position in light of the COVID-19 pandemic, our board of directors (our “Board”) will establish a plan for the prudent resumption of the payment of common share distributions. No assurance, however, can be given as to the amounts or timing of future distributions as such distributions are subject to our earnings, financial condition, capital requirements and such other factors as our Board deems relevant.

On February 16, 2021, we completed a one-for-three reverse stock split, which reduced the number of shares of our common stock that were issued and outstanding immediately prior to the effectiveness of the reverse stock split. The number of shares of our authorized common stock was not affected by the reverse stock split and the par value of our common stock remained unchanged at $0.001 per share. The reverse stock split reduced the number of shares of our common stock that were outstanding at February 16, 2021 from 29,194,460 to 9,731,371 after the cancellation of all fractional shares. No fractional shares were issued in connection with the reverse stock split. Stockholders who otherwise held fractional shares of our common stock as a result of the reverse stock split received a cash payment in lieu of such fractional shares. All amounts related to number of shares and per share amounts have been retroactively restated in these consolidated financial statements.

At March 8, 2021, there were 9,507,024 shares of common stock outstanding held by 224 holders of record. The 224 holders of record include Cede & Co., which holds shares as nominee for The Depository Trust Company, which itself holds shares on behalf of the beneficial owners of our common stock. Such information was obtained through our registrar and transfer agent.

The following table summarizes certain information about our 2005 Stock Incentive Plan and Second Amended and Restated Omnibus Equity Compensation Plan at December 31, 2020:

	(a)	(b)	(c)
Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans Excluding Securities Reflected in Column (a)
Equity compensation approved by security holders:
Options	3,333	$76.80
Restricted stock (1)	11,610	N/A
Equity compensation plans not approved by security holders	N/A	N/A
Total	14,943		600,817

(1)	All restricted stock awards consist of unvested shares.

Our 8.625% Fixed-to-Floating Series C Cumulative Redeemable Preferred Stock, or Series C Preferred Stock, is listed on the NYSE and trades under the symbol “ACRPrC”, formerly listed under the symbol “XANPrC.” We have declared and paid the specified quarterly dividend per share of $0.5390625 through January 2021. No dividends are currently in arrears on the Series C Preferred Stock.

(Back to Index)

(Back to Index)

Issuer Purchases of Equity Securities

In March 2016, our Board approved a securities repurchase program for up to $50.0 million of our outstanding securities. In November 2020, our Board authorized and approved the continued use of our existing share repurchase program in order to repurchase up to $20.0 million of our outstanding shares of common stock through March 31, 2021. In March 2021, our Board authorized the extension of the previous $20.0 million authorization through the second quarter of 2021 or until the $20.0 million is fully deployed. During the year ended December 31, 2020, we repurchased 535,485 shares, or $5.4 million, of our common stock through this program. At December 31, 2020, $14.6 million remains available in this repurchase plan. From January 1, 2021 to February 28, 2021, we repurchased 565,285 shares, or $6.9 million, of our common stock through this program. At February 28, 2021, $7.7 million remains available under this repurchase plan.

The following table presents information about our common stock repurchases made during the year ended December 31, 2020 in accordance with our repurchase program (dollars in thousands, except per-share amounts):

	Common Stock
	Total Number of Shares Purchased	Average Price Paid per Share (1)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that may yet be Purchased under the Plans or Programs
November 13, 2020 - November 30, 2020	310,586	$8.70	310,586	$17,299
December 1, 2020 - December 31, 2020	224,899	11.85	224,899	$14,635
Total	535,485	$10.02	535,485

(1)	The average price paid per share as reflected above includes broker fees and commissions.

Performance Graph

The following line graph presentation compares cumulative total shareholder returns on our common stock with the Russell 2000 Index and the FTSE NAREIT All REIT Index for the period from December 31, 2015 to December 31, 2020. The graph and table assume that $100 was invested in each of our common stock, the Russell 2000 Index and the FTSE NAREIT All REIT Index on December 31, 2015, and that all dividends were reinvested. This data is furnished by the Research Data Group.

*$100 invested on December 31, 2015 in stock or index, including reinvestment of dividends.

ITEM 6.	[REMOVED AND RESERVED]

(Back to Index)

(Back to Index)

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with our consolidated financial statements and accompanying notes included in “Item 8. Financial Statements and Supplementary Data” of this annual report on Form 10-K.

We have omitted discussion of the earliest of the three years covered by our consolidated financial statements presented in this report as that disclosure is included in our Annual Report on Form 10-K for the year ended December 31, 2019 filed with the Securities and Exchange Commission (“SEC”) on March 10, 2020. You are encouraged to reference the discussion and analysis of our results of operations for the year ended December 31, 2018 compared to the year ended December 31, 2019 in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” within that report.

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

•	We entered into a $12.0 million promissory note (the “Promissory Note”) as lender with ACRES to partially fund the acquisition of our management contract.

An important aspect of the ACRES acquisition was that it delivered operational liquidity in order to substantially mitigate additional potential margin call risk, allowing us to focus on asset management within the existing portfolio and restart loan originations and underwriting. Additionally, our Manager expects to leverage the complementary nature of our lending platforms, its experience and its network of relationships to generate a CRE pipeline to improve and grow book value and earnings.

(Back to Index)

(Back to Index)

In December 2019, a novel strain of coronavirus (“COVID-19”) was identified. The resulting spread of COVID-19 throughout the globe led the World Health Organization to designate COVID-19 as a pandemic and numerous countries, including the U.S., to declare national emergencies. Many countries have responded to the outbreak by instituting quarantines and restrictions on travel and limiting operations of non-essential offices and retail centers, which has resulted in the closure or remote operation of non-essential businesses and increased rates of unemployment. While certain countries around the world have eased restrictions and financial markets have stabilized to some degree, the pandemic continues to cause uncertainty surrounding its ultimate impact on the global economy, generally, and the CRE business in particular. We continue to actively and responsibly manage corporate liquidity and operations in light of the market disruptions caused by COVID-19. Additionally, nationwide restrictions placed on most businesses in response to COVID-19 are expected to cause significant cash flow disruptions across the economy that will likely impact our borrowers and their ability to stay current with their debt obligations in the near term. We have used and continue to expect to use a variety of legal and structural options to manage that risk effectively, including through forbearance and extension provisions or agreements. It is inherently difficult to accurately assess the impact of COVID-19 on our revenues, profitability and financial position due to uncertainty of the severity and duration of the pandemic. In response, in the near-term, we are focused on prudently retaining and managing sufficient liquidity. We, therefore, have not paid distributions on our common shares in 2020. We continuously monitor the effects of COVID-19 on our operations and financial position to ensure that we remain responsive and adaptable to the dynamic environment that has been created by the pandemic. For additional discussion with respect to the potential impact of COVID-19 on our liquidity and capital resources, see “Liquidity and Capital Resources.”

Historically, we maintained a portfolio of commercial mortgage-backed securities (“CMBS”), including senior and subordinated investment grade CMBS, below investment grade CMBS and unrated CMBS, that we primarily financed using short-term repurchase agreements. However, the COVID-19 pandemic produced material and previously unforeseeable liquidity shocks to the real estate credit markets that led to the receipt of substantial margin calls, and subsequently some default notices, from our CMBS repurchase agreement counterparties. In April 2020, we completed the sale of substantially all of our portfolio of CMBS and settlements were reached on all of our remaining CMBS-related obligations, which were paid in full in April 2020. The repayment of all of our CMBS repurchase agreements in April 2020 signifies that we have no further exposure to financings related to CMBS. We realized a loss of $180.3 million on the aforementioned disposition of our CMBS portfolio.

At December 31, 2020, we retained two unencumbered CMBS that previously had fair values below their cost bases with a collective fair value of $2.1 million for which we recognized an unrealized loss of $6.1 million in our consolidated statements of operations for the year ended December 31, 2020.

Our CRE loan portfolio, which had a $1.5 billion and $1.8 billion carrying value at December 31, 2020 and 2019, respectively, comprised:

•

First mortgage loans, which we refer to as whole loans. These loans are typically secured by first liens on CRE property, including the following property types: office, multifamily, self-storage, retail, hotel, healthcare, student housing, manufactured housing, industrial and mixed-use. At December 31, 2020 and 2019, our whole loans had a carrying value of $1.5 billion and $1.8 billion, respectively, or 98.0% and 98.3%, respectively, of the CRE loan portfolio.

•

Mezzanine debt that is senior to borrower’s equity but is subordinated to other third-party debt. These loans are subordinated CRE loans, usually secured by a pledge of the borrower’s equity ownership in the entity that owns the property or by a second lien mortgage on the property. At December 31, 2020 and 2019, our mezzanine loans had a carrying value of $4.4 million and $4.7 million, respectively, or 0.3% of the CRE loan portfolio at each date.

•

Preferred equity investments that are subordinate to first mortgage loans and mezzanine debt. These investments may be subject to more credit risk than subordinated debt but provide the potential for higher returns upon a liquidation of the underlying property and are typically structured to provide some credit enhancement differentiating it from the common equity in such investments. At December 31, 2020 and 2019, our preferred equity investments had a carrying value of $26.0 million and $26.1 million, respectively, or 1.7% and 1.4% respectively of the CRE loan portfolio.

We generate our income primarily from the spread between the revenues we receive from our assets and the cost to finance our ownership of those assets, including corporate debt and, to a lesser extent, from hedging interest rate risks.

While the CRE whole loans included in the CRE loan portfolio are entirely composed of floating-rate loans benchmarked to the London Interbank Offered Rate (“LIBOR”), asset yields are protected through the use of LIBOR floors and minimum interest periods that typically range from 12 to 18 months at the time of a loan’s origination. In a lower interest rate environment, our LIBOR floors provide asset yield protection when LIBOR falls below an in-place LIBOR floor. In addition, our net investment returns are enhanced by a decline in the cost of our floating-rate liabilities that do not have LIBOR floors. At December 31, 2020, our $1.5 billion floating-rate CRE loan portfolio, at par, has a weighted average LIBOR floor of 1.88% and weighted average spread over LIBOR of 3.56%. We expect to see a meaningful benefit to interest income as the forward LIBOR curve projects to remain low in the near term in 2021.

(Back to Index)

(Back to Index)

Our portfolio comprised loans with a diverse array of collateral types and locations. At December 31, 2020 and 2019, 83.3% and 81.6%, respectively, of our CRE loans were collateralized by multifamily, office, self-storage, manufactured housing and industrial properties, with the remaining 16.7% and 18.4%, respectively, collateralized by hotel and retail properties. These properties are located throughout the U.S., with one National Council of Real Estate Investment Fiduciaries (“NCREIF”) region in excess of 20% (Mountain at 21.4%) at December 31, 2020 and no individual region making up more than 20% of the total CRE loan portfolio at December 31, 2019.

In June 2020 we sold one CRE whole loan note for $17.4 million that resulted in a realized loss of $1.0 million during the year ended December 31, 2020.

Except for four loans (two of which were paid currently as of February 2021), all of our loans were current on debt service at December 31, 2020. Additionally, we have provided relief in the form of forbearance agreements, term extensions and other modifications on 25 loans during the year ended December 31, 2020. Thirteen of these loans were given forbearances, with a weighted average forbearance period of five months. Eighteen loans were extended by a weighted average of 10 months in exchange for $891,000 of extension fees, in an effort to manage credit risk that was created in connection with the effects of the COVID-19 pandemic.

Our CRE mezzanine loan and preferred equity investments earn interest at fixed rates and were current on debt service at December 31, 2020.

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

In September 2020, with an improved liquidity profile, we repaid the outstanding balances on all of our CRE warehouse financing facilities, and in October 2020, we amended all three of our CRE loan warehouse financing facilities to revise a covenant definition to be in line with other market participants as well as, at our request, to reduce the maximum borrowing capacity from $400.0 million to $250.0 million on one warehouse financing facility as well as to extend the maturity of that same warehouse facility one year. At December 31, 2020 and 2019, we had an outstanding balance of $12.3 million and $544.9 million, respectively, on our CRE loan warehouse financing facilities, representing 0.94% and 29.1%, respectively, of total outstanding borrowings. We expect to utilize our CRE loan warehouse financing facilities to fund our loan origination pipeline in 2021 alongside the equity we will invest. We also expect to utilize CRE securitization financing alternatives as market conditions permit in 2021.

At December 31, 2020 and 2019, we had outstanding balances of $1.0 billion and $746.4 million, respectively, on CRE debt securitizations, or 78.8% and 39.9%, respectively, of total outstanding borrowings. In March 2020, we closed a CRE debt securitization that financed CRE loans of $522.6 million at a weighted average cost of LIBOR plus 1.43%. In September 2020, we closed a CRE debt securitization that financed $297.0 million of CRE loan commitments at a weighted average cost of LIBOR plus 3.13%. We anticipate that we will close CRE debt securitizations of between $500.0 million and $1.0 billion for the year ended December 31, 2021.

In September 2020, we liquidated our 2018 CRE debt securitization by refinancing loans with our senior secured financing facility obtained as a result of the ACRES acquisition. At December 31, 2020, we had an outstanding principal balance on our senior secured financing facility of $33.4 million. Also in conjunction with the ACRES acquisition, we issued $50.0 million in 12.00% senior unsecured notes due 2027 (“Senior Unsecured Notes due 2027”) and warrants to purchase 466,661 shares of our common stock to improve and stabilize our corporate liquidity.

In January 2020, we adopted updated accounting guidance that replaced the incurred loss approach with the current expected credit losses (“CECL”) model for the determination of our allowance for credit losses and write-offs on our investment securities available-for-sale. Upon adoption on January 1, 2020, we recorded an initial CECL reserve of approximately $4.5 million, of which $3.0 million, or $0.29 per share, was recorded as a charge to retained earnings. The estimated CECL reserve represented 0.25% of the aggregate outstanding principal balance of our $1.8 billion commercial loan portfolio at December 31, 2019. We reevaluate our CECL reserves quarterly, incorporating our current expectations of macroeconomic factors considered in the determination of our CECL reserves. At December 31, 2020, the CECL reserves on our CRE loan portfolio was $34.3 million or 2.21% of our $1.5 billion loan portfolio, which reflects weakened macroeconomic factors, including increased unemployment, declining CRE values and less liquidity in CRE capital markets since the adoption of CECL on January 1, 2020.

We historically used derivative financial instruments to hedge a portion of the interest rate risk associated with our borrowings. We generally sought to minimize interest rate risk with a strategy that is expected to result in the least amount of volatility under accounting principles generally accepted in the United States of America (“GAAP”) while still meeting our strategic economic objectives and maintaining adequate liquidity and flexibility. These hedging transactions may include interest rate swaps, collars, caps or floors, puts, calls and options.

(Back to Index)

(Back to Index)

In April 2020 we terminated all interest rate hedges in conjunction with the disposition of our financed CMBS portfolio. At termination, we recognized a realized loss in equity of $11.8 million that will be amortized into interest expense over the remaining life of the debt. During the year ended December 31, 2020, we recognized amortization expense on these terminated contracts of $1.3 million.

We target originating transitional floating-rate CRE loans between $10.0 million and $80.0 million. In March 2020, due to the market disruptions caused by the COVID-19 pandemic, we halted loan originations to manage our liquidity. In conjunction with the capital commitments secured through the ACRES acquisition, we resumed originating floating-rate CRE loans in November 2020. During the year ended December 31, 2020, we originated 19 floating-rate CRE whole loans with total commitments of $287.5 million.

We anticipate that our CRE loan originations and other CRE-related investments for the year ended December 31, 2021 will be between $500.0 million and $1.0 billion.

Common stock book value was $20.57 per share at December 31, 2020, a $21.43 per share decrease from December 31, 2019 and reflects the effect of our one-for-three reverse stock split that was announced in February 2021.

Impact of COVID-19

As discussed in the “Overview” above, the impact of the COVID-19 pandemic in the U.S. and globally has, and will continue to, adversely impact us, our borrowers and their tenants, the properties securing our investments and the economy as a whole. The COVID-19 pandemic could have a continued and prolonged adverse impact on economic and market conditions and the fluidity of this situation precludes any prediction as to the ultimate adverse impact of the pandemic on economic and market conditions. While the discovery and initial distribution of vaccines has had a positive impact on projected macroeconomic indicators, the full extent and impact of the COVID-19 pandemic on companies continues to evolve rapidly and will depend on future developments, which are uncertain and cannot be predicted, including the duration and spread of the outbreak, the extension of quarantines and restrictions on travel, the further discovery of successful treatments and the ensuing reactions by consumers, companies, governmental entities and global markets. The impact of the pandemic has had, and we expect will continue to have, a long-term and material impact on our results of operations, financial condition and our liquidity and capital resources during the fiscal year 2020 and in future quarters. Further discussion of the potential impacts on our business from the COVID-19 pandemic is provided below in the section entitled “Risk Factors” in Part I, Item 1A of this Annual Report on Form 10-K.

Results of Operations

Our net loss allocable to common shares for the year ended December 31, 2020 was $208.1 million, or $(19.33) per share-basic ($(19.33) per share-diluted), as compared to net income allocable to common shares of $25.6 million, or $2.45 per share-basic ($2.43 per share-diluted), for the year ended December 31, 2019.

(Back to Index)

(Back to Index)

Net Interest Income

The following table analyzes the change in interest income and interest expense for the comparative years ended December 31, 2020 and 2019 by changes in volume and changes in rates. The changes attributable to the combined changes in volume and rate have been allocated proportionately, based on absolute values, to the changes due to volume and changes due to rates (dollars in thousands, except amounts in footnotes):

	Year Ended December 31, 2020 Compared to Year Ended December 31, 2019
			Due to Changes in
	Net Change	Percent Change (1)	Volume	Rate
Increase (decrease) in interest income:
CRE whole loans, floating-rate (2)	$(17,120)	(15)%	$(2,091)	$(15,029)
Legacy CRE loans (2)(3)	(77)	(10)%	(46)	(31)
CRE mezzanine loan	1	0%	1	—
CRE preferred equity investments (2)	439	16%	450	(11)
Securities (4)	(19,473)	(74)%	(18,384)	(1,089)
Other	(413)	(65)%	(413)	—
Total decrease in interest income	(36,643)	(25)%	(20,483)	(16,160)

Increase (decrease) in interest expense:
Securitized borrowings: (5)
RCC 2017-CRE5 Senior Notes	(2,185)	(100)%	(2,185)	—
XAN 2018-RSO6 Senior Notes	(11,425)	(75)%	(7,756)	(3,669)
XAN 2019-RSO7 Senior Notes	(3,136)	(20)%	3,715	(6,851)
XAN 2020-RSO8 Senior Notes	7,470	100%	7,470	—
XAN 2020-RSO9 Senior Notes	2,596	100%	2,596	—
Unsecured junior subordinated debentures	(785)	(24)%	—	(785)
Convertible senior notes: (5)
4.50% Convertible Senior Notes	273	3%	273	—
8.00% Convertible Senior Notes	(1,843)	(96)%	(1,843)	—
Senior Unsecured Notes due 2027 (5)	2,661	100%	2,661	—
Senior secured financing facility (5)	1,989	100%	1,989	—
CRE - term warehouse financing facilities (5)	(12,517)	(56)%	(6,778)	(5,739)
Trust certificates - term repurchase facilities (5)	(1,891)	(100)%	(1,891)	—
CMBS - short term repurchase agreements	(8,460)	(77)%	(7,662)	(798)
Hedging	1,424	1,032%	1,424	—
Total decrease in interest expense	(25,829)	(31)%	(7,987)	(17,842)
Net (decrease) increase in net interest income	$(10,814)		$(12,496)	$1,682

(1)	Percent change is calculated as the net change divided by the respective interest income or interest expense for the year ended December 31, 2019.
(2)

Includes decreases in fee income of approximately $1.2 million, $49,000 and $9,000 recognized on our floating-rate CRE whole loans, legacy CRE loan and CRE preferred equity investments, respectively, that were due to changes in volume.

(3)

Includes the change in interest income recognized on one legacy CRE loan with an amortized cost of $11.4 million and $11.5 million at December 31, 2020 and 2019, respectively, classified as a CRE loan on the consolidated balance sheet.

(4)	Includes a decrease from net accretion income of approximately $2.1 million that was due to changes in volume.
(5)

Includes decreases of net amortization expense of approximately $400,000, $330,000 and $279,000 on our securitized borrowings, CRE – term warehouse financing facilities and trust certificates - term repurchase facilities, respectively, and increases of approximately $258,000, $54,000 and $136,000 on our senior secured financing facility, convertible senior notes and Senior Unsecured Notes due 2027, respectively, that were due to changes in volume.

Net Change in Interest Income for the Comparative Years Ended December 31, 2020 and 2019:

Aggregate interest income decreased by $36.6 million for the comparative years ended December 31, 2020 and 2019. We attribute the change to the following:

CRE whole loans. The decrease of $17.1 million for the comparative years ended December 31, 2020 and 2019 was primarily attributable to decreases in the yields on floating-rate CRE whole loans, attributable to declines in the spreads on the originated CRE whole loans over the comparative periods and to a decrease in one-month LIBOR, the benchmark interest rate for our floating-rate CRE whole loans, over the comparative periods. The effect of the decrease in LIBOR over the comparative periods is mitigated by our LIBOR floors, which provide asset yield protection. At December 31, 2020, our floating-rate CRE whole loan portfolio had a weighted average LIBOR floor of 1.88%

(Back to Index)

(Back to Index)

CRE preferred equity investments. The increase of $439,000 for the comparative years ended December 31, 2020 and 2019 was attributable to the closing of our June 2019 investment in a preferred equity interest with an outstanding principal balance of $6.5 million and an 11.00% interest rate at December 31, 2020.

Securities. The net decrease of $19.5 million for the comparative years ended December 31, 2020 and 2019 was primarily attributable to the disposition of our entire CMBS portfolio as of April 2020, except for two CMBS securities retained with a total fair value of $2.1 million at December 31, 2020.

Net Change in Interest Expense for the Comparative Years Ended December 31, 2020 and 2019:

Aggregate interest expense decreased by $25.8 million for the comparative years ended December 31, 2020 and 2019. We attribute the change to the following:

Securitized borrowings. The total net decrease of $6.7 million for the comparative years ended December 31, 2020 and 2019 was primarily attributable to a decrease in one-month LIBOR, the benchmark interest rate for our securitized borrowings, over the comparative periods. The net rate decrease for the comparative years ended December 31, 2020 and 2019 was partially offset by an net increase in volume attributable to the issuances of Exantas Capital Corp. 2019-RSO7, Ltd. (“XAN 2019-RSO7”), Exantas Capital Corp. 2020-RSO8, Ltd. (“XAN 2020-RSO8”) and Exantas Capital Corp. 2020-RSO9, Ltd. (“XAN 2020-RSO9”), which closed in April 2019, March 2020 and September 2020, respectively, offset by the liquidations of Resource Capital Corp. 2017-CRE5, Ltd. (“RCC 2017-CRE5”) and Exantas Capital Corp. 2018-RSO6, Ltd. (“XAN 2018-RSO6”) in July 2019 and September 2020, respectively.

Unsecured junior subordinated debentures. The net decrease $785,000 for the comparative years ended December 31, 2020 and 2019 was attributable to a decrease in three-month LIBOR, the benchmark interest rate for our unsecured junior subordinated debentures, over the comparative periods.

Convertible senior notes. The net decrease of $1.6 million for the comparative years ended December 31, 2020 and 2019 was primarily attributable to the payoff of our 8.00% convertible senior notes upon maturity in January 2020.

Senior Unsecured Notes due 2027. The increase of $2.7 million for the comparative years ended December 31, 2020 and 2019 was attributable to the execution and borrowings on of the Senior Unsecured Notes due 2027 in July 2020.

Senior secured financing facility. The increase of $2.0 million for the comparative years ended December 31, 2020 and 2019 was attributable to the execution and borrowings on the senior secured financing facility in July 2020.

CRE - term warehouse financing facilities. The decrease of $12.5 million for the comparative years ended December 31, 2020 and 2019 was primarily attributable to payoffs of our CRE term warehouse financing facilities in connection with the close of the senior secured financing facility, XAN 2020-RSO8 and XAN 2020-RSO9 and a decrease in the weighted average one-month LIBOR over the comparative periods.

Trust certificates - term repurchase facilities. The decrease of $1.9 million for the comparative years ended December 31, 2020 and 2019 was primarily attributable to the repayment of the RSO Repo SPE Trust 2017 facility in July 2019.

CMBS - short-term repurchase agreements. The decrease of $8.5 million for the comparative years ended December 31, 2020 and 2019 was primarily attributable to our CMBS - short term agreements being paid off in full as of April 2020 due to the impact of the COVID-19 pandemic on real estate securities markets in March 2020. See “Senior Secured Financing Facility, Term Warehouse Financing Facilities and Repurchase Agreements” for additional information.

Hedging. The increase of $1.4 million for the comparative years ended December 31, 2020 and 2019 was primarily attributable to amortization expense on terminated interest rate swaps during the year ended December 31, 2020. In April 2020, in conjunction with the disposition of our CMBS portfolio financed with short-term repurchase agreements, we terminated all interest rate swap contracts hedging that portfolio. At termination, we realized a loss of $11.8 million. During the year ended December 31, 2020, we recorded net amortization expense, reported in interest expense on the consolidated statements of operations, of $1.3 million related to the terminated interest rate swaps.

(Back to Index)

(Back to Index)

The following table presents the average net yield and average cost of funds for the years ended December 31, 2020 and 2019 (dollars in thousands, except amounts in footnotes):

	Year Ended December 31, 2020			Year Ended December 31, 2019
	Average Amortized Cost	Interest Income (Expense)	Average Net Yield (Cost of Funds) (1)	Average Amortized Cost	Interest Income (Expense)	Average Net Yield (Cost of Funds) (1)
Interest-earning assets
CRE whole loans, floating-rate (2)	$1,702,761	$96,928	5.68%	$1,724,415	$114,048	6.61%
Legacy CRE loans (2)	11,516	670	5.81%	35,564	747	2.10%
CRE mezzanine loan	4,700	476	9.97%	4,700	475	9.97%
CRE preferred equity investments (2)	26,877	3,229	11.98%	22,923	2,790	12.17%
Securities (3)	124,266	6,717	5.42%	454,193	26,190	5.75%
Other	17,478	223	1.26%	14,131	636	4.44%
Total interest income/average net yield	1,887,598	108,243	5.72%	2,255,926	144,886	6.42%
Interest-bearing liabilities
Collateralized by:
CRE whole loans (4)	1,278,755	(38,551)	(3.01)%	1,216,730	(55,759)	(4.58)%
CMBS	92,755	(2,491)	(2.68)%	317,641	(10,951)	(3.45)%
General corporate debt:
Unsecured junior subordinated debentures	51,548	(2,555)	(4.88)%	51,548	(3,340)	(6.39)%
4.50% Convertible Senior Notes (5)	135,414	(10,108)	(7.34)%	131,913	(9,835)	(7.35)%
8.00% Convertible Senior Notes (5)	868	(80)	(9.07)%	21,059	(1,923)	(9.00)%
Senior Unsecured Notes due 2027 (6)	19,518	(2,661)	(13.59)%	—	—	—%
Trust certificates - term repurchase facilities (7)	—	—	—%	24,649	(1,891)	(7.67)%
Hedging (8)	26,364	(1,562)	(5.91)%	85,139	(138)	(0.16)%
Total interest expense/average cost of funds	1,605,222	(58,008)	(3.60)%	1,848,679	(83,837)	(4.52)%
Total net interest income		$50,235			$61,049

(1)	Average net yield includes net amortization/accretion and fee income and is computed based on average amortized cost.
(2)

Includes fee income of approximately $6.6 million, $54,000 and $152,000 recognized on our floating-rate CRE whole loans, legacy CRE loan and our CRE preferred equity investments, respectively, for the year ended December 31, 2020 and approximately $7.8 million, $103,000 and $162,000 on our floating-rate CRE whole loans, legacy CRE loans and our CRE preferred equity investments, respectively, for the year ended December 31, 2019.

(3)	Includes net accretion income of approximately $616,000 and $2.7 million for the years ended December 31, 2020 and 2019, respectively, on our CMBS securities.
(4)

Includes amortization expense of approximately $7.9 million and $8.4 million for the years ended December 31, 2020 and 2019, respectively, on our interest-bearing liabilities collateralized by CRE whole loans.

(5)	Includes aggregated amortization expense of approximately $3.6 million for the years ended December 31, 2020 and 2019 on our convertible senior notes.
(6)	Includes amortization expense of approximately $136,000 for the year ended December 31, 2020 on our Senior Unsecured Notes due 2027.
(7)	Includes amortization expense of approximately $279,000 for the year ended December 31, 2019 on our trust certificates - term repurchase facilities.
(8)

Includes net amortization expense of approximately $1.3 million for the year ended December 31, 2020 and accretion income of $91,000 for the year ended December 31, 2019 on 22 and two terminated interest rate swap agreements, respectively, that were in net loss and gain positions, respectively, at the time of termination. The remaining losses and gains, reported in accumulated other comprehensive (loss) income on the consolidated balance sheets, will be accreted over the remaining life of the debt.

Operating Expenses

Year Ended December 31, 2020 as compared to the Year Ended December 31, 2019

The following table sets forth information relating to our operating expenses for the years presented (dollars in thousands):

	Years Ended December 31,
	2020	2019	Dollar Change	Percent Change
Operating expenses:
Management fees	$6,054	$8,954	$(2,900)	(32)%
Equity compensation	3,136	2,212	924	42%
Real Estate operating expense	298	—	298	100%
General and administrative	14,335	10,392	3,943	38%
Depreciation and amortization	49	47	2	4%
Provision for (reversal of) credit losses, net	30,815	58	30,757	53,029%
Total	$54,687	$21,663	$33,024	152%

Aggregate operating expenses increased by $33.0 million for the comparative years ended December 31, 2020 and 2019. We attribute the changes to the following:

(Back to Index)

(Back to Index)

Management fees. The decrease of $2.9 million for the comparative years ended December 31, 2020 and 2019 was primarily attributable to a decrease in our base management fees during the year ended December 31, 2020. Our monthly base management fee was equal to 1/12th of the amount of our equity multiplied by 1.50% in accordance with our prior management agreement. In March 2020, our equity decreased in connection with the losses incurred on the disposition of our financed CMBS portfolio. Additionally, our management fees decreased due to incentive compensation of $606,000 that was incurred during the year ended December 31, 2019. No incentive compensation was payable during the year ended December 31, 2020. As of July 31, 2020, as part of the amended Management Agreement, the monthly base management fee was amended to be the greater of 1/12th of the amount of our equity multiplied by 1.50% or $442,000 through July 31, 2022.

Equity compensation. The increase of $924,000 for the comparative years ended December 31, 2020 and 2019 was primarily attributable to the acceleration of all unvested stock awards at July 31, 2020 upon the close of the ACRES acquisition.

Real Estate operating expense. The increase of $298,000 for the comparative years ended December 31, 2020 and 2019 was attributable to expenses recorded on a real estate owned (“REO”) property delivered as collateral in a deed in lieu of foreclosure transaction in November 2020.

General and administrative. General and administrative expenses increased by $3.9 million for the comparative years ended December 31, 2020 and 2019. The following table summarizes the information relating to our general and administrative expenses for the years presented (dollars in thousands):

	Years Ended December 31,
	2020	2019	Dollar Change	Percent Change
General and administrative
Professional services	$6,702	$3,348	$3,354	100%
Wages and benefits	3,296	2,806	490	17%
Operating expenses	1,247	1,082	165	15%
D&O insurance	1,173	1,138	35	3%
Dues and subscriptions	793	606	187	31%
Rent and utilities	510	318	192	60%
Director fees	505	684	(179)	(26)%
Travel	142	262	(120)	(46)%
Tax penalties, interest & franchise tax	(33)	148	(181)	(122)%
Total	$14,335	$10,392	$3,943	38%

The increase in general and administrative expenses for the comparative years ended December 31, 2020 and 2019 was primarily attributable to (i) an increase in professional services in connection with legal fees and advisory fees for services rendered as part of the ACRES acquisition as well as legal fees incurred in 2020 primarily related to the settlement of our CMBS repurchase agreements and (ii) an increase in wages and benefits allocated to us by our Manager. The increase in professional services for the comparative periods was offset by an increase in professional services during the year ended December 31, 2019 in connection with expenses incurred on a non-consummated transaction.

Provision for credit losses, net. The increase of $30.8 million in provisions for credit losses for the comparative years ended December 31, 2020 and 2019 was primarily attributable to the updated estimates of losses calculated in our CECL model. The CECL model, adopted on January 1, 2020, measures the allowance for credit losses using an expected credit losses approach, as compared to the incurred credit losses approach utilized during the year ended December 31, 2019. The CECL model projected significantly increased expected credit losses during the year ended December 31, 2020 in connection with the adverse market conditions caused by the COVID-19 pandemic.

(Back to Index)

(Back to Index)

Other Income (Expense)

Year Ended December 31, 2020 as compared to Year Ended December 31, 2019

The following table sets forth information relating to our other expense for the years presented (dollars in thousands):

	Years Ended December 31,
	2020	2019	Dollar Change	Percent Change
Other income (expense):
Net realized and unrealized (loss) gain on investment securities available-for-sale and loans and derivatives	(186,610)	4	(186,614)	(4,665,350)%
Fair value and other adjustments on asset held for sale	(8,768)	(4,682)	(4,086)	87%
Gain on conversion of real estate	1,570	—	1,570	100%
Other income	471	1,408	(937)	(67)%
Total	$(193,337)	$(3,270)	$(190,067)	(5,812)%

Aggregate other expense increased $190.1 million for the comparative years ended December 31, 2020 and 2019. We attribute the change to the following:

Net realized and unrealized (loss) gain on investment securities available-for-sale and loans and derivatives. The increase in losses of $186.6 million for the comparative years ended December 31, 2020 and 2019 was primarily attributable to a loss of $180.3 million on the disposition of our CMBS portfolio that was financed with our CMBS - short-term repurchase facilities during year ended December 31, 2020. Additionally, the increase was attributable to a loss of $6.1 million recorded to mark our two remaining investment securities available-for-sale to fair value during the year ended December 31, 2020.

Fair value adjustments on financial assets held for sale. The change of $4.1 million for the comparative years ended December 31, 2020 and 2019 was primarily attributable to charges of $8.8 million and $4.7 million, respectively, incurred on the remaining legacy CRE asset held for sale, which included protective advances to cover borrower operating losses of $2.7 million and $1.2 million, respectively. The remaining asset held for sale was sold in December 2020.

Gain on conversion of real estate. The gain of $1.6 million for the year ended December 31, 2020 and was attributable to the receipt of a deed in lieu of foreclosure on one CRE whole loan with an appraised value of $39.8 million, which was above our loan basis, in November 2020.

Other income. The decrease of $937,000 for the comparative years ended December 31, 2020 and 2019 was primarily attributable to the recovery of $647,000 of the reserve for the Pearlmark Mezzanine Realty Partners IV, L.P. (“Pearlmark Mezz”) indemnification during the year ended December 31, 2019.

Financial Condition

Summary

Our total assets were $1.7 billion at December 31, 2020 as compared to $2.5 billion at December 31, 2019. The decrease was primarily attributable to the disposition of our financed CMBS portfolio, completed in April 2020, in connection with the receipt of default notices from certain CMBS - short-term repurchase agreement counterparties (see “Senior Secured Financing Facility, Term Warehouse Financing Facilities and Repurchase Agreements”) and the payoffs and paydowns on our CRE whole loans as well as macroeconomic outlook and uncertainty caused by the COVID-19 pandemic.

(Back to Index)

(Back to Index)

Investment Portfolio

The tables below summarize the amortized cost and net carrying amount of our investment portfolio, classified by asset type, at December 31, 2020 and 2019 as follows (dollars in thousands, except amounts in footnotes):

At December 31, 2020	Amortized Cost	Net Carrying Amount	Percent of Portfolio	Weighted Average Coupon
Loans held for investment:
CRE whole loans, floating-rate (1)	$1,509,578	$1,477,295	94.81%	5.44%
CRE mezzanine loan	4,700	4,399	0.28%	10.00%
CRE preferred equity investments	27,714	25,988	1.67%	11.38%
	1,541,992	1,507,682	96.76%
Investments securities available-for-sale:
CMBS, fixed-rate	2,080	2,080	0.13%	2.70%

Other investments:
Investments in unconsolidated entities	1,548	1,548	0.10%	N/A (4)
Investment in real estate (2)	42,030	42,030	2.70%	N/A (4)
CRE whole loans, fixed-rate (3)	4,809	4,809	0.31%	4.44%
	48,387	48,387	3.11%

Total investment portfolio	$1,592,459	$1,558,149	100.00%

At December 31, 2019	Amortized Cost	Net Carrying Amount	Percent of Portfolio	Weighted Average Coupon
Loans held for investment:
CRE whole loans, floating-rate (1)	$1,760,597	$1,759,137	76.08%	5.52%
CRE mezzanine loan	4,700	4,700	0.20%	10.00%
CRE preferred equity investments	26,148	26,148	1.13%	11.39%
	1,791,445	1,789,985	77.41%
Investments securities available-for-sale:
CMBS, fixed-rate	132,235	138,039	5.97%	4.10%
CMBS, floating-rate	382,659	382,675	16.55%	4.39%
	514,894	520,714	22.52%
Other investments: (4)
Investments in unconsolidated entities	1,548	1,548	0.07%	N/A (4)

Total investment portfolio	$2,307,887	$2,312,247	100.00%

(1)	Net carrying amount includes an allowance for credit losses of $34.3 million and $1.5 million at December 31, 2020 and 2019, respectively.
(2)	Includes real estate related right of use asset of $5.6 million and intangible assets of $3.3 million at December 31, 2020.
(3)	Classified as other assets on the consolidated balance sheet.
(4)	There were no stated rates associated with these investments.
(5)	Excludes one asset classified as held for sale at December 31, 2019.

CRE loans. During the twelve months ended December 31, 2020, we originated $287.5 million of floating-rate CRE loan whole loan commitments (of which $24.4 million was unfunded loan commitments), funded $35.0 million of previously unfunded loan commitments and received $507.2 million in proceeds from loan payoffs, paydowns and a loan sale. In January 2021, we received an additional $4.3 million of proceeds from the collection of our principal paydown receivable balance.

(Back to Index)

(Back to Index)

The following is a summary of our loans (dollars in thousands, except amounts in footnotes):

Description	Quantity	Principal	Unamortized (Discount) Premium, net (1)	Amortized Cost	Allowance for Credit Losses	Carrying Value	Contractual Interest Rates (9)	Maturity Dates (2)(3)(4)
At December 31, 2020:
CRE loans held for investment:
Whole loans (5)(6)	95	$1,515,722	$(6,144)	$1,509,578	$(32,283)	$1,477,295	1M LIBOR plus 2.70% to 1M LIBOR plus 9.00%	January 2021 to January 2024
Mezzanine loan (5)	1	4,700	—	4,700	(301)	4,399	10.00%	June 2028
Preferred equity investments (6)(7)(8)	2	27,650	64	27,714	(1,726)	25,988	11.00% to 11.50%	June 2022 to April 2023
Total CRE loans held for investment		$1,548,072	$(6,080)	$1,541,992	$(34,310)	$1,507,682
At December 31, 2019:
CRE loans held for investment:
Whole loans (5)(6)	112	$1,768,322	$(7,725)	$1,760,597	$(1,460)	$1,759,137	1M LIBOR plus 2.70% to 1M LIBOR plus 6.25%	January 2020 to October 2023
Mezzanine loan	1	4,700	—	4,700	—	4,700	10.00%	June 2028
Preferred equity investments (6)(7)(8)	2	26,237	(89)	26,148	—	26,148	11.00% to 11.50%	June 2022 to April 2023
Total CRE loans held for investment		$1,799,259	$(7,814)	$1,791,445	$(1,460)	$1,789,985

(1)

Amounts include unamortized loan origination fees of $5.7 million and $9.1 million and deferred amendment fees of $495,000 and $72,000 at December 31, 2020 and 2019, respectively. Additionally, the amounts include unamortized loan acquisition costs of $118,000 and $1.3 million at December 31, 2020 and 2019, respectively.

(2)	Maturity dates exclude contractual extension options, subject to the satisfaction of certain terms that may be available to the borrowers.
(3)

Maturity dates exclude three whole loans, with amortized costs of $39.7 million, and one whole loan, with an amortized cost of $11.5 million, in maturity default and performing with respect to debt service due in accordance with forbearance agreements at December 31, 2020 and 2019, respectively.

(4)	Maturity dates include two whole loans with original maturity dates in January 2021 that were granted one year extensions in January 2021.
(5)	Substantially all loans are pledged as collateral under various borrowings at December 31, 2020 and 2019.
(6)

Whole loans had $67.2 million and $98.0 million in unfunded loan commitments at December 31, 2020 and 2019, respectively. Preferred equity investments had $2.5 million and $3.0 million in unfunded commitments at December 31, 2020 and 2019, respectively. These unfunded loan commitments are advanced as the borrowers formally request additional funding, as permitted under the loan agreement, and any necessary approvals have been obtained.

(7)	The interest rate on our preferred equity investments pay at 8.00%. The remaining interest is deferred until maturity.
(8)

Beginning in April 2023, we have the right to unilaterally force the sale of the Prospect Hackensack JV LLC’s underlying property. Beginning in June 2022, we have the right to unilaterally force the sale of WC Newhall MM, LLC’s underlying property.

(9)	Our floating-rate CRE loan portfolio of $1.5 billion had a weighted-average one-month LIBOR floor of 1.88% at December 31, 2020.

At December 31, 2020, approximately 21.4%, 17.9% and 16.1% of our CRE loan portfolio was concentrated in the Mountain, Southwest and Southeast regions, respectively, based on carrying value, as defined by the NCREIF. At December 31, 2019, approximately 19.5%, 19.4% and 17.6% of our CRE loan portfolio was concentrated in the Mountain, Southwest and Southeast regions, respectively, based on carrying value. No single loan or investment represented more than 10% of our total assets and no single investment group generated over 10% of our total revenue.

CMBS. Beginning in the first quarter of 2020, the COVID-19 pandemic produced material and previously unforeseeable liquidity shocks to credit markets. As a result of the receipt of default notices with respect to some of our CMBS (see “Senior Secured Financing Facility, Term Warehouse Financing Facilities and Repurchase Agreements”) and the uncertainty caused by the COVID-19 pandemic, we disposed of our entire CMBS portfolio, except for two CMBS securities with an amortized cost and fair value of $2.1 million, as of December 31, 2020.

(Back to Index)

(Back to Index)

The following table summarizes our CMBS investments earning coupon interest at fixed-rates or floating-rates at December 31, 2020 and 2019 (dollars in thousands, except amounts in the footnote):

	Face Value	Amortized Cost	Fair Value	Coupon Rates
At December 31, 2020:
CMBS, fixed-rate	$25,130	$2,080	$2,080	2.45% - 4.33%

At December 31, 2019:
CMBS, fixed-rate (1)	$199,701	$132,235	$138,039	2.88% - 8.48%
CMBS, floating-rate	382,439	382,659	382,675	3.60% - 5.70%
Total	$582,140	$514,894	$520,714

(1)	Face value includes $25.9 million, with a total cost basis of $106,000, of CMBS that have been subject to other-than-temporarily-impairment charges at December 31, 2019.

Investments in unconsolidated entities. Our investments in unconsolidated entities at December 31, 2020 and 2019 comprised a 100% interest in the common shares of Resource Capital Trust I (“RCT I”) and RCC Trust II (“RCT II”), respectively, with a value of $1.5 million in the aggregate, or 3.0% of each trust. We record our investments in RCT I’s and RCT II’s common shares as investments in unconsolidated entities using the cost method, recording dividend income when declared by RCT I and RCT II. During years ended December 31, 2020 and 2019, we recorded dividends from the investments in RCT I’s and RCT II’s common shares, reported in other revenue on the consolidated statement of operations, of $77,000 and $100,000, respectively.

Financing Receivables

The following tables show the activity in the allowance for credit losses for the years ended December 31, 2020 and 2019 (in thousands, except amount in the footnote):

	Years Ended December 31,
	2020	2019
	CRE Loans	CRE Loans (1)
Allowance for credit losses:
Allowance for credit losses at beginning of year	$1,460	$1,401
Adoption of the new CECL guidance	3,032	—
Provision for credit losses (2)	30,815	59
Charge off of realized loss on sale of loan (3)	(997)	—
Allowance for credit losses at end of year	$34,310	$1,460

(1)	Our mezzanine loan and preferred equity investments were evaluated individually for impairment during the year ended December 31, 2019 and were determined to have no evidence of impairment.
(2)

Excludes the recovery of credit losses on one bank loan with no amortized cost or carrying value at December 31, 2020 and 2019 that received a payment of approximately $1,000 during the year ended December 31, 2019.

(3)

The allowance for credit losses included a realized loss of $997,000 that was charged to the allowance related to one CRE loan sale that occurred during the year ended December 31, 2020. There was no such charge off as of December 31, 2019.

The COVID-19 pandemic had a significant impact on the losses assumed in our CECL computations during the year ended December 31, 2020. CECL losses in the CRE loan portfolio were negatively impacted by higher expected unemployment and increased volatility in CRE asset pricing and liquidity.

During the year ended December 31, 2020, we individually evaluated a hotel loan in the Northeast region with a $37.9 million principal balance for which disclosure was deemed probable. In November 2020, as a result of discussions with the borrower, we received the deed in lieu of foreclosure on the property. In conjunction with receiving the deed in lieu of foreclosure, we obtained an updated appraisal that indicated an as-is appraised value of $39.8 million and consequently reversed the $8.0 million CECL allowance that was previously established for the loan that was based on the estimated sales value of the collateral, less estimated costs to sell.

Also at December 31, 2020, we individually evaluated an office loan in the North East Central region with a $19.9 million principal balance and a hotel loan in the Northeast region with a $14.0 million par balance for which foreclosure was determined to be probable. At December 31, 2020, we determined that these loans had CECL allowances of $1.9 million and $0, respectively, which was calculated as the difference between the as-is appraised values and the loans’ amortized costs.

(Back to Index)

(Back to Index)

In June 2020, we sold one CRE whole loan note for $17.4 million, which resulted in a realized loss of $1.0 million recorded in the provision for credit losses during the year ended December 31, 2020.

Credit quality indicators

Commercial Real Estate Loans

CRE loans are collateralized by a diversified mix of real estate properties and are assessed for credit quality based on the collective evaluation of several factors, including but not limited to: collateral performance relative to underwritten plan, time since origination, current implied and/or re-underwritten loan-to-collateral value (“LTV”) ratios, loan structure and exit plan. Depending on the loan’s performance against these various factors, loans are rated on a scale from 1 to 5, with loans rated 1 representing loans with the highest credit quality and loans rated 5 representing the loans with the lowest credit quality. The factors evaluated provide general criteria to monitor credit migration in our loan portfolio; as such, a loan’s rating may improve or worsen, depending on new information received.

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

(Back to Index)

(Back to Index)

Credit risk profiles of CRE loans, at amortized cost, were as follows (in thousands, except amounts in footnotes):

	Rating 1	Rating 2	Rating 3	Rating 4	Rating 5	Total (1)
At December 31, 2020:
Whole loans	$—	$611,838	$599,208	$262,398	$36,134	$1,509,578
Mezzanine loan	—	—	4,700	—	—	4,700
Preferred equity investments	—	—	6,452	21,262	—	27,714
Total	$—	$611,838	$610,360	$283,660	$36,134	$1,541,992
At December 31, 2019:
Whole loans	$—	$1,660,274	$96,475	$3,848	$—	$1,760,597
Mezzanine loan (2)	—	4,700	—	—	—	4,700
Preferred equity investments (2)	—	26,148	—	—	—	26,148
Total	$—	$1,691,122	$96,475	$3,848	$—	$1,791,445

(1)	The total amortized cost of CRE loans excluded accrued interest receivable of $7.3 million and $6.7 million at December 31, 2020 and 2019, respectively.
(2)	Our mezzanine loan and preferred equity investments were evaluated individually for impairment at December 31, 2019.

Credit risk profiles of CRE loans by origination year at amortized cost were as follows (in thousands):

	2020	2019	2018	2017	2016	Prior	Total (1)
At December 31, 2020:
Whole loans, floating-rate: (2)
Rating 2	$221,364	$279,077	$111,397	$—	$—	$—	$611,838
Rating 3	43,579	246,073	246,944	45,142	—	17,470	599,208
Rating 4	—	77,495	129,536	46,220	—	9,147	262,398
Rating 5	—	13,938	—	19,900	—	2,296	36,134
Total whole loans, floating-rate	264,943	616,583	487,877	111,262	—	28,913	1,509,578
Mezzanine loan (rating 3)	—	—	4,700	—	—	—	4,700
Preferred equity investments:
Rating 3	—	6,452	—	—	—	—	6,452
Rating 4	—	—	21,262	—	—	—	21,262
Total preferred equity investments	—	6,452	21,262	—	—	—	27,714
Total	$264,943	$623,035	$513,839	$111,262	$—	$28,913	$1,541,992

	2019	2018	2017	2016	2015	Prior	Total (1)
At December 31, 2019:
Whole loans, floating-rate: (2)
Rating 2	$669,947	$776,078	$202,577	$—	$—	$11,672	$1,660,274
Rating 3	21,593	—	37,008	—	17,471	20,403	96,475
Rating 4	—	—	—	—	3,848	—	3,848
Total whole loans, floating-rate	691,540	776,078	239,585	—	21,319	32,075	1,760,597
Mezzanine loan (rating 2)	—	4,700	—	—	—	—	4,700
Preferred equity investments (rating 2)	5,741	20,407	—	—	—	—	26,148
Total	$697,281	$801,185	$239,585	$—	$21,319	$32,075	$1,791,445

(1)	The total amortized cost of CRE loans excluded accrued interest receivable of $7.3 million and $6.7 million at December 31, 2020 and 2019.
(2)	Acquired CRE whole loans are grouped within each loan’s year of issuance.

In November 2019, we foreclosed on our remaining legacy CRE loan included in assets held for sale and obtained ownership of the underlying property, which remained classified as an asset held for sale on the consolidated balance sheets recorded at the lower of cost or fair market value. An appraisal was received on the property in February 2020 and concluded its fair value, less estimated costs to sell, was $16.5 million, the effect of which was recorded as of December 31, 2019. In the third quarter of 2020, we received a new offer of $11.0 million on the property. Net of approximately $715,000 of estimated costs to sell, the asset was valued at $10.3 million. The CRE asset held for sale was sold in December 2020 for proceeds of $10.3 million.

(Back to Index)

(Back to Index)

During the years ended December 31, 2020 and 2019, we incurred fair value adjustments on the remaining CRE asset held for sale to reduce the carrying value of $8.8 million and $4.7 million, respectively, which included protective advances to cover borrower operating losses of $2.7 million and $1.2 million, respectively, recorded in fair value adjustments on financial assets held for sale on the consolidated statements of operations. The adjustments during the year ended December 31, 2020 included fair value charges of $6.2 million in connection with the offers received and the subsequent sale of the asset.

At December 31, 2020 and 2019, we had one mezzanine loan included in assets held for sale that had no fair value.

During the year ended December 31, 2020, we recorded an increase in the reserve of $29.8 million. The COVID-19 pandemic had a significant impact on the losses assumed in our CECL computations during year ended December 31, 2020. CECL losses in the CRE loan portfolio were negatively impacted by higher expected unemployment and increased volatility in CRE asset pricing and liquidity. During the year ended December 31, 2019, we recorded a increase in the reserve of $59,000, which was primarily attributable to two loans that migrated from a risk rating of 2 to a risk rating of 3, in which performance lagged behind underwritten expectations, and partially offset by two loans risk rated as a 3 that repaid and loan paydowns on one loan risk rated as a 3 and one loan risk rated as a 4.

Loan Portfolios Aging Analysis

The following table presents the CRE loan portfolio aging analysis as of the dates indicated for CRE loans, at amortized cost and a legacy CRE loan held for sale at the lower of cost or fair value (in thousands, except amounts in footnotes):

	30-59 Days	60-89 Days	Greater than 90 Days (1)	Total Past Due	Current (2)	Total Loans Receivable (3)	Total Loans > 90 Days and Accruing (1)
At December 31, 2020:
Whole loans	$—	$—	$11,443	$11,443	$1,498,135	$1,509,578	$11,443
Mezzanine loan	—	—	—	—	4,700	4,700	—
Preferred equity investments	—	—	—	—	27,714	27,714	—
Total	$—	$—	$11,443	$11,443	$1,530,549	$1,541,992	$11,443

At December 31, 2019:
Whole loans	$—	$—	$11,503	$11,503	$1,749,094	$1,760,597	$11,503
Mezzanine loan	—	—	—	—	4,700	4,700	—
Preferred equity investments	—	—	—	—	26,148	26,148	—
Total	$—	$—	$11,503	$11,503	$1,779,942	$1,791,445	$11,503

(1)

Includes one whole loan, with an amortized cost of $11.4 million and $11.5 million, in maturity default at December 31, 2020 and 2019, respectively. The loan is performing with respect to debt service due in accordance with a forbearance agreement at December 31, 2020 and 2019. During the years ended December 31, 2020 and 2019, we recognized interest income of $670,000 and $747,000, respectively, on this whole loan.

(2)	Includes two whole loans that entered technical default in December 2020, with total amortized costs of $28.3 million at December 31, 2020.
(3)	The total amortized cost of CRE loans excluded accrued interest receivable of $7.3 million and $6.7 million at December 31, 2020 and 2019, respectively.

At December 31, 2020 and December 31, 2019, we had three and one CRE loans, respectively, in maturity default, including two CRE loans that entered maturity default in the fourth quarter of 2020, with total amortized costs of $39.7 million and $11.5 million, respectively.

In the fourth quarter of 2020, the sponsor of our $6.5 million preferred equity investment in a self-storage CRE property located in Southern California did not make its October and November senior loan debt service payments constituting an event of default under the related senior loan documents. As of December 31, 2020, we were notified that the senior loan debt service was brought current.

Troubled-Debt Restructurings (“TDRs”)

The following table summarizes TDRs during the year ended December 31, 2020 (dollars in thousands):

	Year Ended December 31, 2020
	Number of Loans	Pre- Modification Outstanding Recorded Balance	Post- Modification Outstanding Recorded Balance
CRE whole loans (1)	2	$56,882	$56,882

(1)	In November 2020, we received the deed in lieu of foreclosure on the collateral property on one loan that underwent a troubled debt restructuring in the third quarter 2020.

(Back to Index)

(Back to Index)

During the year ended December 31, 2020, we entered into 18 extension agreements that had a weighted average period of 10 months and 13 forbearance agreements that had a weighted average period of five months. As of December 31, 2020, 25 borrowers received payment timing relief in connection with these agreements. Three borrowers with formerly forborne interest are now current and two borrowers continue to perform in accordance with their forbearance agreements at December 31, 2020. Two formerly forborne borrowers and one borrower performing in accordance with a forbearance agreement were in maturity default at December 31, 2020. Except as previously disclosed, no other loan modifications during the year ended December 31, 2020 resulted in TDRs.

Restricted Cash

At December 31, 2020, we had restricted cash of $38.4 million, which consisted of $38.4 million held within our six consolidated securitization entities and $33,000 held in various reserve accounts. At December 31, 2019, we had restricted cash of $14.5 million, which consisted of $13.9 million of restricted cash held as margin, $532,000 held within three of our five consolidated securitizations and $22,000 held in various reserve accounts. The increase of $23.9 million was primarily attributable to an increase in the restricted cash outstanding at our consolidated securitization entities, including a future fundings advance reserve account at XAN 2020-RSO9 of $18.6 million, offset by cash paid for settlements on our CMBS portfolio and fundings made on existing commitments on our CRE portfolio.

Accrued Interest Receivable

The following table summarizes our accrued interest receivable at December 31, 2020 and 2019 (in thousands):

	December 31,
	2020	2019	Net Change
Accrued interest receivable from loans	$7,310	$6,746	$564
Accrued interest receivable from securities	56	1,133	(1,077)
Accrued interest receivable from Promissory Note, escrow, sweep and reserve accounts	6	163	(157)
Total	$7,372	$8,042	$(670)

The $670,000 decrease in accrued interest receivable was primarily attributable to the decrease of $1.1 million in accrued interest receivable from securities attributable to the disposition of our CMBS portfolio, offset by an increase of $564,000 in accrued interest receivable from loans, which was primarily attributable to loans that were operating in accordance with forbearance agreements during the year ended December 31, 2020.

Other Assets

The following table summarizes our other assets at December 31, 2020 and 2019 (in thousands):

	December 31,
	2020	2019	Net Change
CRE fixed-rate whole loans, held for sale	$4,809	$—	$4,809
Tax receivables and prepaid taxes	2,244	2,250	(6)
Other receivables	804	116	688
Other prepaid expenses	568	835	(267)
Unsettled trades receivable	181	—	181
Fixed assets - non real estate	177	89	88
Total	$8,783	$3,290	$5,493

The increase of $5.5 million in other assets was primarily attributable to the origination of two fixed-rate CRE whole loans during the year ended December 31, 2020 with a total carrying value of $4.8 million at December 31, 2020. The increase in other assets was also attributable to a $688,000 increase in other receivables, resulting from an increase in fee income receivable, and a $181,000 increase in unsettled trades receivable, resulting from the repurchase of $181,000 of our common stock which settled in January 2021. The increase in other assets was offset by a $267,000 decrease in other prepaid expenses, primarily attributable to August 2019 expenses incurred on a legacy CRE loan held for sale.

Deferred Tax Assets

At December 31, 2020 and 2019, our net deferred tax asset was zero, resulting from a full valuation allowance of $21.2 million and $9.9 million, respectively, on our gross deferred tax asset as we believed it was more likely than not that some or all of the deferred tax assets would not be realized. We will continue to evaluate our ability to realize the tax benefits associated with deferred tax assets by analyzing forecasted taxable income using both historical and projected future operating results, the reversal of existing temporary differences, taxable income in prior carry back years (if permitted) and the availability of tax planning strategies.

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

In November 2016, we received approval from our Board to execute the plan to focus our strategy on CRE debt investments (the “Plan”). The Plan contemplated disposing of certain legacy CRE debt investments, exiting underperforming non-core asset classes and establishing a dividend policy based on sustainable earnings. Legacy CRE loans are loans underwritten prior to 2010. In December 2020, we sold our last remaining CRE asset held for sale. The non-core asset classes in which we had historically invested are described below:

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

Historically, we have sought to manage the extent to which net income changes as a fluctuation of changes in interest rates by matching adjustable-rate assets with variable-rate borrowings. We have sought to mitigate the potential impact on net income (loss) of adverse fluctuations in interest rates incurred on our borrowings by entering into hedging agreements.

Historically, we have classified our interest rate hedges as cash flow hedges, which are hedges that eliminate the risk of changes in the cash flows of a financial asset or liability. We recorded changes in fair value of derivatives designated and effective as cash flow hedges in accumulated other comprehensive income (loss), and recorded changes in fair value of derivatives designated and ineffective as cash flow hedges in earnings.

Historically, we have sought to mitigate the market price risk in connection with our fixed-rate CRE whole loans by entering into interest rate swap contracts in which we pay a fixed rate of interest in exchange for a variable rate benchmark, usually three-month LIBOR. Unrealized gains and losses on the value of these swap contracts were recorded in other income on the consolidated statements of operations.

(Back to Index)

(Back to Index)

The following tables present the fair value of our derivative financial instruments as well as their classification on our consolidated balance sheets and on the consolidated statements of operations for the years presented:

Fair Value of Derivative Instruments (in thousands)

	Liability Derivatives
At December 31, 2020	Notional Amount	Consolidated Balance Sheets Location	Fair Value
Interest rate swap contracts, hedging	$—	Accumulated other comprehensive (loss) income	$(9,978)

	Asset Derivatives
At December 31, 2019	Notional Amount	Consolidated Balance Sheets Location	Fair Value
Interest rate swap contracts, hedging (1)	$2,630	Derivatives, at fair value	$30

	Liability Derivatives
	Notional Amount	Consolidated Balance Sheets Location	Fair Value
Interest rate swap contracts, hedging (1)	$87,551	Derivatives, at fair value	$4,558
Interest rate swap contracts, hedging	$90,181	Accumulated other comprehensive (loss) income	$(3,999)

(1)	Interest rate swap contracts are accounted for as cash flow hedges.

The Effect of Derivative Instruments on the Consolidated Statements of Operations (in thousands)

	Derivatives
Year Ended December 31, 2020	Consolidated Statements of Operations Location	Realized and Unrealized Gain (Loss) (1)
Interest rate swap contracts	Other (expense) income	$(10)
Interest rate swap contracts, hedging	Interest expense	$(1,562)

	Derivatives
Year Ended December 31, 2019	Consolidated Statements of Operations Location	Realized and Unrealized Gain (Loss) (1)
Interest rate swap contracts, hedging	Interest expense	$(138)

(1)	Negative values indicate a decrease to the associated consolidated statements of operations line items.

We had 19 interest rate swap contracts at December 31, 2019. We had no interest rate swap contracts at December 31, 2020.

(Back to Index)

(Back to Index)

Senior Secured Financing Facility, Term Warehouse Financing Facilities and Repurchase Agreements

Borrowings under our senior secured financing facility, term warehouse financing facilities and repurchase agreements are guaranteed by us or one or more of our subsidiaries. The following table sets forth certain information with respect to our senior secured financing and term warehouse financing facilities and repurchase agreements (dollars in thousands, except amounts in footnotes):

	December 31, 2020				December 31, 2019
	Outstanding Borrowings	Value of Collateral	Number of Positions as Collateral	Weighted Average Interest Rate	Outstanding Borrowings	Value of Collateral	Number of Positions as Collateral	Weighted Average Interest Rate
Senior Secured Financing Facility
Massachusetts Mutual Life Insurance Company (1)	$29,314	$239,385	17	5.75%	$—	$—	—	—%

CRE - Term Warehouse Financing Facilities (2)
Wells Fargo Bank, N.A. (3)	—	—	—	—%	225,217	291,903	28	3.70%
Barclays Bank PLC (4)	—	—	—	—%	111,881	145,035	14	3.99%
JPMorgan Chase Bank, N.A. (5)	12,258	20,000	1	2.66%	207,807	268,283	17	3.56%

CMBS - Short-Term Repurchase Agreements (2)
Deutsche Bank Securities Inc.	—	—	—	—%	37,141	57,331	6	3.13%
JP Morgan Securities LLC	—	—	—	—%	33,703	42,075	13	2.87%
Barclays Capital Inc.	—	—	—	—%	87,643	112,939	7	2.82%
RBC Capital Markets, LLC	—	—	—	—%	34,829	47,081	5	2.96%
RBC (Barbados) Trading Bank Corporation	—	—	—	—%	181,584	224,972	30	2.82%
Total	$41,572	$259,385			$919,805	$1,189,619

(1)	Includes $4.0 million of deferred debt issuance costs at December 31, 2020 and no deferred debt issuance costs at December 31, 2019.
(2)	Outstanding borrowings includes accrued interest payable.
(3)	Includes $607,000 of deferred debt issuance costs at December 31, 2019.
(4)	Includes $817,000 of deferred debt issuance costs at December 31, 2019.
(5)

Includes $1.3 million and $1.3 million of deferred debt issuance costs at December 31, 2020 and 2019, respectively, which includes $678,000 of deferred debt issuance costs at December 31, 2020 from other term warehouse financing facilities with no balance.

We were in compliance with all covenants in the respective agreements at December 31, 2020 and 2019.

Senior Secured Financing Facility

On July 31, 2020, our indirect, wholly owned subsidiary (“Holdings”), along with its direct wholly owned subsidiary (the “Borrower”), entered into a $250.0 million Loan and Servicing Agreement (the “MassMutual Loan Agreement”) with MassMutual and the other lenders party thereto (the “Lenders”). The asset-based revolving loan facility (the “MassMutual Facility”) provided under the MassMutual Loan Agreement will be used to finance our core CRE lending business. The MassMutual Facility has an interest rate of 5.75% per annum payable monthly. The MassMutual Facility matures on July 31, 2027. We paid a commitment fee as well as other reasonable closing costs. The loans under the MassMutual Facility are available for drawing during the first two years of the MassMutual Facility (the “Availability Period”). During the Availability Period, an unused commitment fee of 0.50% per annum (payable monthly) on unused commitments under the MassMutual Loan Agreement is payable for each day on which less than 75% of the total commitment is drawn.

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

(Back to Index)

(Back to Index)

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

In April 2018, an indirect wholly-owned subsidiary entered into a master repurchase agreement (the “Barclays Facility”) with Barclays Bank PLC (“Barclays”) to finance the origination of CRE loans. In connection with the Barclays Facility, we entered into a guaranty agreement (the “Barclays Guaranty”) pursuant to which we fully guaranteed all payments and performance under the Barclays Facility. In May 2020, we entered into an amendment to the Barclays Guaranty that revised its minimum equity financial covenant as of March 1, 2020. Barclays also provided a framework to avoid credit-based markdowns for approximately four months, ending August 31, 2020. In October 2020, we entered into an amendment to the Barclays Guaranty that revised a covenant definition to be in line with other market participants so that credit losses are determined in accordance with a risk rating-based methodology. The Barclays Facility has a maximum facility amount of $250.0 million, charges interest of one-month LIBOR plus a spread between 2.00% and 2.50% and matures in April 2021, subject to certain one-year extension options in accordance with the facility’s terms. In March 2021, we amended the Barclay’s Facility to extend the revolving period through October 2021.

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

Trust Certificates - Term Repurchase Facility

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

CMBS - Short-Term Repurchase Agreements

The COVID-19 pandemic produced material and previously unforeseeable liquidity shocks in credit markets causing significant declines in the pricing of our investment securities available-for-sale that were collateral for our CMBS short-term repurchase facilities. As a result, in March 2020, we received written notices from RBC Capital Markets, LLC, RBC (Barbados) Trading Bank Corporation and Deutsche Bank Securities Inc. alleging that events of default had occurred under our associated repurchase agreements as a result of not meeting certain margin calls. These notices were subsequently either withdrawn or rescinded. We had no outstanding balances on our CMBS - short-term repurchase agreements at December 31, 2020.

(Back to Index)

(Back to Index)

Securitizations

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

XAN 2019-RSO7

In April 2019, we closed XAN 2019-RSO7, a $687.2 million CRE securitization transaction that provided financing for transitional CRE loans. XAN 2019-RSO7 issued a total of approximately $585.8 million of senior notes at par to unrelated investors. A subsidiary of ACRES Realty Funding, Inc. (“ACRES RF”), formerly RCC Real Estate, Inc., purchased 20.4% of the Class D senior notes and 100% of the Class E and Class F notes. In addition, a subsidiary of ACRES RF purchased an equity interest representing 100% of the outstanding preference shares. All of the notes issued mature in April 2036, although we have the right to call the notes any time after May 2021 until maturity.

XAN 2020-RSO8

In March 2020, we closed XAN 2020-RSO8, a $522.6 million CRE debt securitization transaction that provided financing for CRE loans. XAN 2020-RSO8 issued a total of $435.7 million of non-recourse, floating-rate notes at par, of which ACRES RF purchased 100% of the Class D and Class E notes. Our investments in the Class D and Class E notes were financed by CMBS short-term repurchase agreements and were sold in conjunction with the disposition of our CMBS portfolio in April 2020. Additionally, ACRES RF purchased 100% of the Class F and Class G notes and a subsidiary of ACRES RF purchased 100% of the outstanding preference shares. The notes purchased by ACRES RF are subordinated in right of payment to all other senior notes issued by XAN 2020-RSO8, but are senior in right of payment to the preference shares. The preference shares are subordinated in right of payment to all other securities issued by XAN 2020-RSO8. All of the notes issued mature in March 2035, although we have the right to call the notes any time after March 2022.

XAN 2020-RSO9

In September 2020, we closed XAN 2020-RSO9, a $297.0 million CRE debt securitization transaction that provided financing for CRE loans. XAN 2020-RSO9 issued a total of $245.8 million of non-recourse, floating-rate notes at par. Additionally, ACRES RF retained 100% of the Class E and Class F notes and a subsidiary of ACRES RF retained 100% of the outstanding preference shares. The notes purchased by ACRES RF are subordinated in right of payment to all other senior notes issued by XAN 2020-RSO9, but are senior in right of payment to the preference shares. The preference shares are subordinated in right of payment to all other securities issued by XAN 2020-RSO9. All of the notes issued mature in April 2037, although we have the right to call the notes any time after September 2022.

At December 31, 2020, we retain equity in the following securitizations (in thousands):

	Closing Date	Maturity Date	End of Designated Principal Reinvestment Period (1)	Total Note Paydowns from Closing Date through December 31, 2020
XAN 2019-RSO7	April 2019	April 2036	April 2022	$170,190
XAN 2020-RSO8	March 2020	March 2035	March 2023	$47,284
XAN 2020-RSO9 (2)	September 2020	April 2037	N/A	$11,063

(1)

The designated principal reinvestment period is the period in which principal repayments can be utilized to purchase loans held outside of the respective securitization that represent the funded commitments of existing collateral in the respective securitization that were not funded as of the date the respective securitization was closed.

(2)

A designated principal reinvestment period is excluded from the terms of XAN 2020-RSO9’s indenture. XAN 2020-RSO9 includes a future advances reserve account of $18.6 million at December 31, 2020 to fund unfunded commitments, which is reported in restricted cash on the consolidated balance sheet.

(Back to Index)

(Back to Index)

Corporate Debt

4.50% Convertible Senior Notes and 8.00% Convertible Senior Notes

We issued $100.0 million aggregate principal of our 8.00% Convertible Senior Notes and $143.8 million aggregate principal of our 4.50% convertible senior notes due 2022 (“4.50% Convertible Senior Notes”) in January 2015 and August 2017, respectively (together, the “Convertible Senior Notes”). In conjunction with the issuance of our 4.50% Convertible Senior Notes, we extinguished $78.8 million aggregate principal of our 8.00% Convertible Senior Notes. In January 2020, the remaining 8.00% Convertible Senior Notes were paid off upon maturity.

The following table summarizes the Convertible Senior Notes at December 31, 2020 (dollars in thousands, except the conversion prices and amounts in the footnotes):

	Principal Outstanding	Borrowing Rate	Effective Rate (1)(2)	Conversion Rate (3)(4)	Conversion Price (4)	Maturity Date
4.50% Convertible Senior Notes	$143,750	4.50%	7.43%	27.7222	$36.06	August 15, 2022

(1)

Includes the amortization of the market discounts and deferred debt issuance costs, if any, for the 4.50% Convertible Senior Notes recorded in interest expense on the consolidated statements of operations.

(2)	During the years ended December 31, 2020 and 2019 the effective interest rate for the 4.50% Convertible Senior Notes was 7.43%.
(3)

Represents the number of shares of common stock per $1,000 principal amount of the 4.50% Convertible Senior Notes’ principal outstanding, subject to adjustment as provided in the Third Supplemental Indenture (the “4.50% Convertible Senior Notes Indenture”).

(4)

The conversion rate and conversion price of the 4.50% Convertible Senior Notes at December 31, 2020 are adjusted to reflect quarterly cash dividends in excess of a $0.30 dividend threshold, as defined in the 4.50% Convertible Senior Notes Indenture.

The 4.50% Convertible Senior Notes are convertible at the option of the holder at any time up until one business day before the maturity date and may be settled in cash, our common stock or a combination of cash and our common stock, at our election. We may not redeem the 4.50% Convertible Senior Notes prior to maturity. The closing price of our common stock was $11.97 on December 31, 2020, which did not exceed the conversion price of our 4.50% Convertible Senior Notes at December 31, 2020.

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

There were no unamortized debt issuance costs associated with the junior subordinated debentures for RCT I and RCT II outstanding at December 31, 2020 and 2019. The interest rates for RCT I and RCT II, at December 31, 2020, were 4.19% and 4.16%, respectively. The interest rates for RCT I and RCT II, at December 31, 2019, were 5.91% and 5.89%, respectively.

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

Stockholders’ Equity

Total stockholders’ equity at December 31, 2020 was $334.4 million and gave effect to $10.0 million of net unrealized losses on our cash flow hedges, shown as a component of accumulated other comprehensive income (loss). Stockholders’ equity at December 31, 2019 was $556.4 million and gave effect to $4.0 million of unrealized gains on our cash flow hedges and $5.8 million of net unrealized losses on our available-for-sale portfolio, shown as a component of accumulated other comprehensive income (loss). The decrease in stockholders’ equity during the year ended December 31, 2020 was primarily attributable to a decrease in retained earnings in connection with an increase in net losses, primarily attributable to the losses incurred on the disposition of our financed CMBS portfolio.

Balance Sheet - Book Value Reconciliation

The following table rolls forward our common stock book value for the three months and year ended December 31, 2020 (in thousands, except per share data amounts in footnotes):

	Three Months Ended December 31, 2020		Year Ended December 31, 2020
	Total Amount	Per Share Amount	Total Amount	Per Share Amount
Common stock book value at beginning of period (1)(2)	$201,845	$18.10	$440,442	$42.00
Net income (loss) allocable to common shares (3)	21,462	2.02	(208,063)	(19.60)
Change in other comprehensive income:
Available-for-sale securities	—	—	(5,820)	(0.55)
Derivatives	466	0.04	(5,979)	(0.56)
Adoption of new CECL accounting guidance on January 1, 2020	—	—	(3,032)	(0.29)
Non-cash GAAP discount on Senior Unsecured Notes issuance (4)	—	—	3,108	0.29
Repurchase of common stock (5)	(5,365)	0.41	(5,365)	1.72
Issuance of unexercised warrants (4)	—	—	—	(1.87)
Impact to equity of share-based compensation	19	—	3,136	(0.57)
Total net increase (decrease)	16,582	2.47	(222,015)	(21.43)
Common stock book value at end of period (1)(6)	$218,427	$20.57	$218,427	$20.57

(1)	Per share calculations and share amounts in the above table and the following tabular footnotes retrospectively reflect the three-for-one reverse stock split effective February 16, 2021.
(2)

Per share calculations exclude unvested restricted stock, as disclosed on the consolidated balance sheet, of 11,610, 11,610 and 140,320 shares at December 31, 2020, September 30, 2020 and December 31, 2019, respectively, and include warrants to purchase up to 466,661 shares of common stock at December 31, 2020. The denominator for the calculation is 10,617,340, 11,152,831 and 10,486,544 at December 31, 2020, September 30, 2020, and December 31, 2019, respectively.

(3)

The per share amounts are calculated with the denominator referenced in footnote (2) at December 31, 2020. We calculated net income per common share-diluted of $1.95 and net losses per common share-diluted of $19.33 using the weighted average diluted shares outstanding during the three and twelve months ended December 31, 2020.

(4)

We issued warrants to purchase an aggregate of 466,661 shares of common stock to Oaktree and MassMutual in connection with the issuance of the Senior Unsecured Notes due 2027. Upon issuance, the warrants were fair valued and recorded as a discount to the outstanding borrowings, offset in additional paid-in capital.

(5)

Our Board authorized and approved the continued use of the share repurchase program to repurchase up to $20.0 million of the currently outstanding common stock through June 30, 2021 or until the authorized $20.0 million is fully deployed. We purchased 535,485 shares for $5.4 million through December 31, 2020

(6)	We calculated common stock book value as total stockholders’ equity of $334.4 million less preferred stock equity of $116.0 million at December 31, 2020.

Management Agreement Equity

Our monthly base management fee, as defined in our Management Agreement, is equal to the greater of (i) 1/12th of the amount of our equity multiplied by 1.50% or (ii) $442,000 through July 31, 2022 and is calculated and paid monthly in arrears.

The following table summarizes the calculation of equity, as defined in the Management Agreement (in thousands):

Amount
At December 31, 2020:
Proceeds from capital stock issuances, net (1)	$1,219,936
Retained earnings, net (2)	(687,493)
Payments for repurchases of capital stock	(212,376)
Total	$320,067

(1)	Deducts underwriting discounts and commissions and other expenses and costs relating to such issuances.
(2)	Excludes non-cash equity compensation expense incurred to date.

(Back to Index)

(Back to Index)

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

The following table provides a reconciliation from GAAP net income (loss) allocable to common shares to Core Earnings allocable to common shares for the periods presented (dollars in thousands, except amounts in the footnotes):

	Years Ended December 31,
	2020	Per Share Data	2019	Per Share Data
Net income allocable to common shares - GAAP	$(208,063)	(19.33)	$25,616	2.43

Reconciling items from continuing operations:
Non-cash equity compensation expense	3,136	0.29	2,212	0.21
Non-cash provision for (reversal of) CRE credit losses	29,793	2.77	58	0.01
Unrealized loss on core activities (3)	6,122	0.57	—	—
Unrealized gain on core activities (4)	(1,570)	(0.15)	—	—
Real estate depreciation and amortization	169	0.02	—	—
Non-cash amortization of discounts or premiums associated with borrowings	3,039	0.28	2,842	0.27
Net realized gain on non-core assets (1)(2)	—	—	(123)	(0.01)
Net income from non-core assets (2)	(6)	—	(871)	(0.09)

Reconciling items from discontinued operations and CRE loans:
Net interest income on legacy CRE assets	(675)	(0.06)	(747)	(0.07)
Fair value and other adjustments on legacy CRE assets	8,768	0.81	4,725	0.45
Loss from discontinued operations, net of taxes	—	—	251	0.02
Core Earnings allocable to common shares	$(159,287)	$(14.80)	$33,963	$3.22

Weighted average common shares - diluted on Core Earnings allocable to common shares	10,763		10,557

Core Earnings per common share - diluted	$(14.80)		$3.22

(1)	Substantially comprises unrealized losses on two unencumbered CMBS investments of $6.1 million at December 31, 2020.
(2)	Income tax expense (benefit) from non-core investments and net realized gain on non-core assets are components of net income or loss from non-core assets.
(3)

Non-core assets are investments and securities owned by us at the initial measurement date in (i) commercial finance, (ii) middle market lending, (iii) residential mortgage lending, (iv) legacy CRE assets designated as held for sale and (v) other non-CRE assets included in assets held for sale.

Core Earnings in accordance with the Management Agreement, which excludes incentive compensation payable, was $3.0 million, or $0.28 per common share outstanding, for the three months ended December 31, 2020. There was no incentive compensation payable for the three months ended December 31, 2020.

(Back to Index)

(Back to Index)

Incentive Compensation Hurdle

In accordance with the Management Agreement, incentive compensation is earned by our Manager when our Core Earnings per common share (as defined in the Management Agreement) for such quarter exceeds an amount equal to: (1) the weighted average of (a) book value (as defined in the Management Agreement) as of the end of such quarter divided by 10,293,783 shares and (b) the price per share (including the conversion price, if applicable) paid for common shares in each offering (or issuance, upon the conversion of convertible securities) by us subsequent to September 30, 2017, in each case at the time of issuance, multiplied by (2) the greater of (a) 1.75% and (b) 0.4375% plus one-fourth of the ten year treasury rate, as defined in the Management Agreement, for such quarter (the “Incentive Compensation Hurdle”).

For the three months ended December 31, 2020, our Core Earnings, as defined in the Management Agreement, did not exceed the Incentive Compensation Hurdle.

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

On July 31, 2020, in conjunction with the ACRES acquisition, we secured new capital commitments of up to $375.0 million through the execution of the senior secured financing facility and the Senior Unsecured Notes due 2027. The senior secured financing facility has an interest rate of 5.75% and advance rates determined by property type with credit specific adjustments. Additionally, the senior secured financing facility has a two-year revolving period followed by a five-year term period and was utilized to repay our term warehouse financing facilities and repurchase agreements and is not subject to mark-to-market adjustments. The Senior Unsecured Notes due 2027 have an interest rate of 12.00% and can be used for general corporate purposes. The Senior Unsecured Notes due 2027 also give Oaktree and MassMutual warrants to purchase an aggregate of up to 1.2 million shares of our common stock at an exercise price of $0.03 per share. We issued $50.0 million of the Senior Unsecured Notes and issued warrants to purchase 466,661 shares of our common stock at the closing of the ACRES acquisition to Oaktree and MassMutual in the aggregate. We expect these proceeds will provide balance sheet flexibility as well as enhance our liquidity position. A total of $75.0 million remains issuable under the Senior Unsecured Notes due 2027 at December 31, 2020 from which we may draw, at our election, prior to January 31, 2022.

Also, in conjunction with the closing of the ACRES acquisition, we provided a $12.0 million loan to ACRES Capital Corp., the parent of our Manager, as evidenced by the Promissory Note. The note bears interest at 3.00% per annum, payable monthly, and matures in six years, subject to two one-year extensions, at ACRES Capital Corp.’s option, and amortizes at a rate of $25,000 per month.

During the year ended December 31, 2020, our principal sources of liquidity were: (i) proceeds of $128.5 million of financing sourced from our senior secured financing facility, (ii) net proceeds of $99.5 million from our CRE - term warehouse financing facilities, (iii) net proceeds of $89.1 million from repayments on our CRE loan portfolio, (iv) proceeds of $50.0 million from the issuance of the Senior Unsecured Notes due 2027, (v) net proceeds of $47.3 million from the close of XAN 2020-RSO8 and XAN 2020-RSO9, (vi) net proceeds of $27.7 million from the sales of one CRE whole loan and one CRE asset held for sale, and (vii) proceeds of $21.4 million from our CRE securitizations that used principal paydowns to invest in CRE loan future funding commitments. These sources of liquidity, offset by the liquidation of XAN 2018-RSO6, paydowns on our CRE term warehouse facilities, elective paydowns on our senior secured financing facility, pay off of our 8.00% Convertible Senior Notes, margin calls received, net settlements on CMBS repurchase agreements, deployments in CRE debt investments, repurchases of common stock, distributions on our common and preferred stock and ongoing operating expenses, substantially resulted in the $29.4 million of unrestricted cash we held at December 31, 2020.

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

3.

Securitizations: We seek non-recourse long-term financing from securitizations of our investments in CRE loans. The securitizations generally involve a senior portion of our loan but may involve the entire loan. Securitization generally involves transferring notes to a special purpose vehicle (or the issuing entity), which then issues one or more classes of non-recourse notes pursuant to the terms of an indenture. The notes are secured by the pool of assets. In exchange for the transfer of assets to the issuing entity, we receive cash proceeds from the sale of non-recourse notes. Securitizations of our portfolio investments might magnify our exposure to losses on those portfolio investments because the retained subordinate interest in any particular overall loan would be subordinate to the loan components sold and we would, therefore, absorb all losses sustained with respect to the overall loan before the owners of the senior notes experience any losses with respect to the loan in question.

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

We were in compliance with all of our covenants at December 31, 2020 in accordance with the terms provided in agreements with our lenders that reduced our minimum equity requirements.

We are continuing to monitor the COVID-19 pandemic and its impact on us, the borrowers underlying our commercial real estate-related loans (and their tenants), our financing sources, and the economy as a whole. Because the severity, magnitude and duration of the COVID-19 pandemic and its economic consequences are uncertain, rapidly changing and difficult to predict, the pandemic’s impact on our operations and liquidity remains uncertain and difficult to predict. Further discussion of the potential impacts on us from the COVID-19 pandemic is provided in the section entitled “Risk Factors-Impact of Current Economic Conditions” in Part I, Item 1A of this Annual Report on Form 10-K.

(Back to Index)

(Back to Index)

At December 31, 2020, we had a senior secured financing facility and term warehouse financing facilities as summarized below (in thousands, except amounts in footnotes):

	Execution Date	Maturity Date	Maximum Capacity	Facility Principal Outstanding	Availability
Senior Secured Financing Facility (1)
Massachusetts Mutual Life Insurance Company	July 2020	July 2027	$250,000	$33,360	$216,640
CRE - Term Warehouse Financing Facilities (2)
Wells Fargo Bank, N.A.	February 2012	October 2021	$250,000	—	$250,000
Barclays Bank PLC	April 2018	April 2021	$250,000	—	$250,000
JPMorgan Chase Bank, N.A.	October 2018	October 2021	$250,000	13,500	$236,500
Total				$46,860

(1)	Facility principal outstanding excludes deferred debt issuance costs of $4.0 million at December 31, 2020.
(2)	Facilities principal outstanding excludes accrued interest payable of $16,000 and deferred debt issuance costs and discounts of $1.3 million at December 31, 2020.

The following table summarizes the average principal outstanding on our senior secured financing facility, term warehouse financing facilities and short-term repurchase agreements during the three months ended December 31, 2020 and 2019 and the principal outstanding on our senior secured financing facility, term warehouse financing facilities and short-term repurchase agreements at December 31, 2020 and 2019 (in thousands, except amounts in footnotes):

	Three Months Ended December 31, 2020	December 31, 2020	Three Months Ended December 31, 2019	December 31, 2019
	Average Principal Outstanding	Principal Outstanding (1)(2)	Average Principal Outstanding	Principal Outstanding (2)(3)
Financing Arrangement
Senior secured financing facility - CRE loans	$68,403	$33,360	$—	$—
Term warehouse financing facilities - CRE loans	3,228	13,500	472,099	546,809
Short-term repurchase agreements - CMBS	—	—	337,648	374,430
Total	$71,631	$46,860	$809,747	$921,239

(1)	Excludes accrued interest payable on the senior secured financing facility collateralized by CRE loans of $75,000 and deferred debt issuance costs of $4.0 million at December 31, 2020.
(2)

Excludes accrued interest payable on term warehouse financing facilities collateralized by CRE loans of $16,000 and $810,000 and deferred debt issuance costs and discounts of $1.3 million and $2.7 million at December 31, 2020 and 2019, respectively.

(3)	Excludes accrued interest payable on repurchase agreements collateralized by CMBS of $470,000 at December 31, 2019.

The following table summarizes the maximum month-end principal outstanding on our senior secured financing facility, term warehouse financing facilities and short-term repurchase agreements during the periods presented (in thousands):

	Maximum Month-End Principal Outstanding During the
	Years Ended December 31,
	2020	2019
Financing Arrangement (1)
Senior secured financing facility - CRE loans	$128,495	$—
Term warehouse financing facilities - CRE loans	$598,635	$665,294
Short-term repurchase agreements - CMBS	$365,886	$374,430

(1)	Increases in the maximum month-end outstanding principal balances for the periods presented resulted from the originations and acquisitions of CRE loans and CMBS.

During the year ended December 31, 2019, our principal sources of liquidity were proceeds of: (i) $863.5 million (net) from financing sourced from our CRE - term warehouse financing facilities and CMBS - short-term repurchase agreement proceeds, (ii) $123.4 million from net repayments on our CRE loan portfolio, (iii) $46.3 million from our CRE securitizations that used repaid principal to invest in CRE loan future funding commitments and (iv) $31.5 million from the close of XAN 2019-RSO7. These sources of liquidity, offset by our deployments in CRE debt investments, distributions on our common and preferred stock and operating expenses, substantially resulted in the $80.0 million of unrestricted cash we held at December 31, 2019.

(Back to Index)

(Back to Index)

Historically, we financed the acquisition of our investments through CDOs and securitizations that essentially match the maturity and repricing dates of these financing vehicles with the maturities and repricing dates of our investments. In the past, we have derived substantial operating cash from our equity investments in our CDOs and securitizations, which will cease if the CDOs and securitizations fail to meet certain tests. Through December 31, 2020, we did not experience difficulty in maintaining our existing CDO and securitization financing and passed all of the critical tests required by these financings.

The following table sets forth the distributions received by us and coverage test summaries for our active securitizations at the periods presented (in thousands, except amount in footnotes):

	Cash Distributions For the Year Ended		Overcollateralization Cushion (1)
Name	December 31, 2020	December 31, 2019	At December 31, 2020	At the Initial Measurement Date	End of Designated Principal Reinvestment Period
XAN 2019-RSO7 (2)	$22,126	$10,672	$53,810	$34,341	April 2022
XAN 2020-RSO8 (2)	$13,851	$—	$32,737	$26,146	March 2023
XAN 2020-RSO9 (3)	$1,469	$—	$13,551	$11,887	N/A

(1)	Overcollateralization cushion represents the amount by which the collateral held by the securitization issuer exceeds the minimum amount required.
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

(3)

XAN 2020-RSO9 includes a future advances reserve account, which had a balance of $18.6 million at December 31, 2020, to fund commitments that were not funded as of the closing date. Additionally, the indenture does not contain any interest coverage test provisions.

The following table sets forth the distributions made by and liquidation details for our liquidated securitizations for the periods presented (in thousands):

	Cash Distributions For the Year Ended		Liquidation Details
Name	December 31, 2020	December 31, 2019	Liquidation Date	Remaining Assets at the Liquidation Date (1)
RCC 2017-CRE5	$—	$12,551	July 2019	$112,753
XAN 2018-RSO6	$6,748	$17,959	September 2020	$201,327
Whitney CLO I, Ltd. (2)	$—	$68	January 2019	$—
Apidos CDO I, Ltd. (3)	$—	$708	October 2014	$—

(1)	The remaining assets at the liquidation date were distributed to us in exchange for our notes owned and preference shares in the respective securitization.
(2)	Whitney CLO I, Ltd. was substantially liquidated in September 2013.
(3)	Apidos CDO I, Ltd. was substantially liquidated in October 2014.

At February 28, 2021 our liquidity consisted of $37.2 million of unrestricted cash and cash equivalents, $78.1 million of unlevered financeable CRE loans and $75.0 million of availability under the Oaktree and MassMutual Senior Unsecured Notes due 2027.

Our leverage ratio, defined as the ratio of borrowings to stockholders’ equity, may vary as a result of the various funding strategies we use. At December 31, 2020 and 2019, our leverage ratio under GAAP was 3.9 and 3.4 times, respectively. The leverage ratio increase through December 31, 2020, was primarily attributable to a net decrease in stockholder’s equity due to the disposition of our financed CMBS portfolio combined with increases in our CECL allowance for credit losses offset by a net decrease in borrowings outstanding.

Distributions

We did not pay distributions on our common shares during the year ended December 31, 2020 as we were focused on prudently retaining and managing sufficient excess liquidity in connection with the economic impact of the COVID-19 pandemic. As we continue to take steps necessary to stabilize our financial condition and capital position in light of the COVID-19 pandemic, our Board will establish a plan for the prudent resumption of the payment of common share distributions. We intend to continue to make regular quarterly distributions to holders of our preferred stock.

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

(Back to Index)

(Back to Index)

Contractual Obligations and Commitments

	Contractual Commitments
	(dollars in thousands, except amounts in footnotes)
	Payments due by Period
	Total	Less than 1 year	1 - 3 years	3 - 5 years	More than 5 years
At December 31, 2020:
CRE securitizations	$1,038,811	$—	$—	$—	$1,038,811
Unsecured junior subordinated debentures (1)	51,548	—	—	—	51,548
4.50% Convertible Senior Notes (2)	143,750	—	143,750	—	—
Senior Unsecured Notes due 2027 (3)	50,000	—	—	—	50,000
Senior secured financing facility (4)	33,360	—	—	—	33,360
CRE - term warehouse financing facilities (5)	13,516	13,516	—	—	—
Unfunded commitments on CRE loans (6)	69,675	38,423	31,252	—	—
Base management fees (7)	5,304	5,304	—	—	—
Total	$1,405,964	$57,243	$175,002	$—	$1,173,719

(1)	Contractual commitments exclude $22.3 million and $23.0 million of estimated interest expense payable through maturity, in June 2036 and October 2036, respectively, on our trust preferred securities.
(2)	Contractual commitments exclude $10.6 million of interest expense payable through maturity, in August 2022, on our 4.50% Convertible Senior Notes.
(3)	Contractual commitments exclude $39.5 million of interest expense payable through maturity, in July 2027, on our Senior Unsecured Notes due 2027.
(4)	Contractual commitments exclude $75,000 of accrued interest payable at December 31, 2020 on our senior secured financing facility.
(5)	Contractual commitments include $16,000 of accrued interest payable at December 31, 2020 on our term warehouse financing facilities.
(6)

Unfunded commitments on our originated CRE whole loans generally fall into two categories: (i) pre-approved capital improvement projects and (ii) new or additional construction costs subject, in each case, to the borrower meeting specified criteria. Upon completion of the improvements or construction, we would receive additional interest income on the advanced amount. At December 31, 2020, we had unfunded commitments on 51 CRE whole loans and one CRE preferred equity investment. At December 31, 2020, XAN 2020-RSO9 includes a future advances reserve account of $18.6 million to fund unfunded commitments.

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

Off-Balance Sheet Arrangements

General

At December 31, 2020, we did not maintain any relationships with unconsolidated entities or financial partnerships that were established for the purpose of facilitating off-balance sheet arrangements or contractually narrow or limited purposes, although we do have interests in unconsolidated entities not established for those purposes. Except as set forth below, at December 31, 2020, we had not guaranteed obligations of any unconsolidated entities or entered into any commitment or letter of intent to provide additional funding to any such entities.

Unfunded CRE Loan Commitments

In the ordinary course of business, we make commitments to borrowers whose loans are in our CRE loan portfolio to provide additional loan funding in the future. Disbursement of funds pursuant to these commitments is subject to the borrower meeting pre-specified criteria. These commitments are subject to the same underwriting requirements and ongoing portfolio maintenance as are the on-balance sheet financial investments that we hold. Since these commitments may expire without being drawn upon, the total commitment amount does not necessarily represent future cash requirements. Whole loans had $67.2 million and $98.0 million in unfunded loan commitments at December 31, 2020 and 2019, respectively. Preferred equity investments had $2.5 million and $3.0 million in unfunded investment commitments at December 31, 2020 and 2019, respectively.

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

As part of our May 2017 sale of our equity interest in Pearlmark Mezz, we entered into an indemnification agreement whereby we indemnified the purchaser against realized losses of up to $4.3 million on one mezzanine loan until its final maturity date in 2020. As a result of the indemnified party’s partial sale of the mezzanine loan, our maximum exposure was reduced to $536,000 in 2019. In October 2020, the mezzanine loan paid off its balance to the indemnified party, resulting in the extinguishment of our liability. During the years ended December 31, 2020 and 2019, we recorded a reversal of our reserve for probable losses of $56,000 and $647,000, respectively. At December 31, 2019, we had a contingent liability, reported in accounts payable and other liabilities on our consolidated balance sheet, of $56,000 outstanding as a reserve for probable losses on the indemnification.

(Back to Index)

(Back to Index)

Critical Accounting Policies and Estimates

Our consolidated financial statements are prepared by management in accordance with GAAP. The preparation of financial statements in conformity with GAAP requires that we make estimates and assumptions that may affect the value of our assets or liabilities and disclosure of contingent assets and liabilities at the date of our financial statements, and our financial results. We believe that certain of our policies are critical because they require us to make difficult, subjective and complex judgments about matters that are inherently uncertain. The critical policies summarized below relate to valuation of investment securities, accounting for derivative financial instruments and hedging activities, income taxes, allowance for credit losses and variable interest entities (“VIEs”). We have reviewed these accounting policies with our Board and believe that all of the decisions and assessments upon which our financial statements are based were reasonable at the time made based upon information available to us at the time.

Allowance for Credit Losses

We maintain an allowance for credit loss on our loans held for investment. CRE loans that are held for investment are carried at cost, net of unamortized acquisition premiums or discounts, loan fees and origination costs as applicable. Effective January 1, 2020, we determine our allowance for credit losses, consistent with GAAP, by measuring the CECL on the loan portfolio on a quarterly basis. We utilize a probability of default and loss given default methodology over a reasonable and supportable forecast period after which it reverts to its historical mean loss ratio, utilizing a blended approach sourced from its own historical losses and the market losses from an engaged third party’s database, to be applied for the remaining estimable period. The CECL model requires us to make significant judgements, including: (i) the selection of a reasonable and supportable forecast period, (ii) the selection of appropriate macroeconomic forecast scenarios, (iii) projections for the amounts and timing of future fundings of committed balances and prepayments on CRE investments, (iv) the determination of the risk characteristics in which to pool financial assets, and (v) the appropriate historical loss data to use in the model. Unfunded commitments are not considered in the CECL reserve if they are unconditionally cancellable by us.

We measure the loan portfolio’s credit losses by grouping loans based on similar risk characteristics under CECL, which is typically based on the loan’s collateral type. We regularly evaluate the risk characteristics of our loan portfolio to determine whether a different pooling methodology is more accurate. Further, if we determine that foreclosure of a loan’s collateral is probable or repayment of the loan is expected through sale or operation of the collateral and the borrower is experiencing financial difficulty, expected credit losses are measured as the difference between the current fair value of the collateral and the amortized cost of the loan. Fair value may be determined based on (i) the present value of estimated cash flows; (ii) the market price, if available; or (iii) the fair value of the collateral less estimated disposition costs.

While a loan exhibiting credit quality deterioration may remain on accrual status, the loan is placed on non-accrual status at such time as (i) management believes that scheduled debt service payments will not be met within the coming 12 months; (ii) the loan becomes 90 days past due; (iii) management determines the borrower is incapable of, or has ceased efforts toward, curing the cause of the credit deterioration; or (iv) the net realizable value of the loan’s underlying collateral approximates our carrying value for such loan. While on non-accrual status, we recognize interest income only when an actual payment is received if a credit analysis supports the borrower’s principal repayment capacity. When a loan is placed on non-accrual, previously accrued interest is reversed from interest income.

We utilize the contractual life of our loans to estimate the period over which we measure expected credit losses. Estimates for prepayments and extensions are incorporated into the inputs for our CECL model. Modifications to loan terms, such as a modification in connection with a TDR, where a concession is granted to a borrower experiencing financial difficulty, may result in the extension of the loan’s life and an increase in the allowance for credit losses. In March 2020, the Financial Accounting Standards Board (“FASB”) concurred with a joint statement of federal and state banking regulators that eased the requirements to classify a modification as a TDR if the modification was granted in connection with the effects of the COVID-19 pandemic. The measurement of the impact of TDRs on the expected credit losses occurs when a TDR is reasonably expected. If the concession granted on a TDR can only be captured through a discounted cash flow analysis, then we will individually assess the loan for expected credit losses using the discounted cash flow method.

In order to calculate the historical mean loss ratio applied to the loan portfolio, we utilize historical losses from our full underwriting history, along with the market loss history of a selected population of loans from a third party’s database that are similar to our loan types, loan sizes, durations, interest rate structure and general LTV profiles. We may make adjustments to the historical loss history for qualitative or environmental factors if we believe there is evidence that the estimate for expected credit losses should be increased or decreased.

We record write-offs against the allowance for credit losses if we deem that all or a portion of a loan’s balance is uncollectible. If we receive cash in excess of some or all of the amounts we previously wrote off, we record a recovery to increase the allowance for credit losses.

(Back to Index)

(Back to Index)

As part of the evaluation of the loan portfolio, we assess the performance of each loan and assigns a risk rating based on the collective evaluation of several factors, including but not limited to: collateral performance relative to underwritten plan, time since origination, current implied and/or re-underwritten LTV ratios, risk inherent in the loan structure and exit plan. Loans are rated “1” through “5,” from less risk to greatest risk, in connection with this review.

Prior to the implementation of CECL, we calculated its allowance for credit losses through the calculation of general and specific reserves. The general reserve, established for loans not determined to be impaired individually, was based on our loan risk ratings. We recorded a general reserve equal to 1.5% of the aggregate face values of loans with a risk rating of “3,” plus 5.0% of the aggregate face values of loans with a risk rating of “4.” Loans with a risk rating of “5” were individually measured for impairment to be included in a specific reserve on a quarterly basis.

We considered a loan to be impaired if at least one of two conditions exists. The first condition was if, based on our evaluation as part of the loan risk rating process, management believed that a loss event had occurred that made it probable that we would be unable to collect all amounts due according to the contractual terms of the loan agreement. The second condition was that the loan was deemed to be a TDR. These TDRs may not have had an associated specific credit loss allowance if the principal and interest amount was considered recoverable based on market conditions, appraisals of the underlying collateral, expected collateral performance and/or guarantees made by the borrowers.

When a loan was impaired under either of these two conditions, the allowance for credit losses was increased by the amount of the excess of the amortized cost basis of the loan over its fair value. When a loan, or a portion thereof, was considered uncollectible and pursuit of collection was not warranted, we recorded a charge-off or write-down of the loan against the allowance for credit losses.

Investment in Real Estate

Acquired investments in real estate assets are recorded initially at fair value in accordance with U.S. GAAP. We allocate the purchase price of our acquired assets and assumed liabilities based on the relative fair values of the assets acquired and liabilities assumed.

Investments in real estate are carried net of accumulated depreciation. We depreciate real property and furniture, fixtures, and equipment using the straight-line method over the estimated useful lives of the assets. We amortize any acquired intangible assets, including but not limited to franchise agreement and customer list assets, using the straight-line method over the estimated useful lives of the intangible assets. We amortize the value allocated to lease right of use assets and related in-place lease liabilities, when determined to be operating leases, using the straight-line method over the remaining lease term. The value allocated to any associated above or below market lease intangible asset or liability is amortized to lease expense over the remaining lease term.

Ordinary repairs and maintenance are expensed as incurred. Costs related to the improvement of the real property are capitalized and depreciated over their useful lives.

We depreciate investments in real estate and amortize intangible assets over the estimated useful lives of the assets as follows:

Category	Term
Building	35 years
Site Improvements	10 years
FF&E	5 years
Right of use assets	66.5 years
Intangible assets	3 years to 16.5 years
Lease liabilities	66.5 years

(Back to Index)

(Back to Index)

Revenue Recognition

Interest income from our loan portfolio is recognized over the life of each loan using the effective interest method and is recorded on the accrual basis. Premiums and discounts are amortized or accreted into income using the effective yield method. If a loan with a premium or discount is prepaid, we immediately recognize the unamortized portion as a decrease or increase to interest income. In addition, we defer loan origination and extension fees and loan origination costs and recognize them over the life of the related loan against interest income using the straight-line method, which approximates the effective yield method. Income recognition is suspended for loans at the earlier of the date at which payments become 90 days past due or when, in our opinion, a full recovery of principal and income becomes doubtful. When the ultimate collectability of the principal is in doubt, all payments received are applied to principal under the cost recovery method. When the ultimate collectability of the principal is not in doubt, contractual interest is recorded as interest income when received, under the cash method, until an accrual is resumed when the loan becomes contractually current and performance is demonstrated to be resumed.

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

At December 31, 2020, we determined that we are the primary beneficiary of six VIEs that are consolidated.

Recent Accounting Pronouncements

Accounting Standards Adopted in 2020

In June 2016, the FASB issued guidance that changes how credit losses for most financial assets and certain other instruments that are measured at fair value through net income are determined. The new guidance replaced the incurred loss approach with a CECL model for instruments measured at amortized cost. For available-for-sale debt securities, the guidance requires recording allowances rather than reducing the carrying amount, as we were previously under the other-than-temporary impairment model. It also simplifies the accounting model for debt securities and loans with evidence of credit quality deterioration.

On January 1, 2020, we adopted the above-mentioned accounting guidance and recorded an initial CECL allowance of approximately $4.5 million, of which $3.0 million, or $0.29 per share, was recorded as a charge to retained earnings on such date. The estimated CECL reserve represented 0.25% of the aggregate outstanding principal balance of our $1.8 billion commercial loan portfolio at December 31, 2019. During the year ended December 31, 2020, we recorded an additional CECL reserve of $29.8 million for a total CECL reserve of $34.3 million, or 2.21% of the aggregate outstanding principal balance of our $1.5 billion commercial loan portfolio at December 31, 2020.

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

Accounting Standards to be Adopted in Future Periods

In March 2020, the FASB issued guidance that provides optional expedients and exceptions to GAAP requirements for modifications on debt instruments, leases, derivatives and other contracts, related to the expected market transition from the LIBOR, and certain other floating-rate benchmark indices to alternative reference rates. The guidance generally considers contract modifications related to reference rate reform to be an event that does not require contract remeasurement at the modification date nor a reassessment of a previous accounting determination. The guidance is optional and may be elected over time, through December 31, 2022, as reference rate reform activities occur. We are in the process of evaluating the impact of this guidance.

In August 2020, the FASB issued guidance that removes certain separation models for convertible debt instruments and convertible preferred stock that require the separation into a debt component and an equity or derivative component. Consequently, a convertible debt instrument will be accounted for as a single liability measured at its amortized cost, as long as no other features require bifurcation and recognition as derivatives and the convertible instrument are not issued with substantial premiums accounted for as paid-in capital. By removing those separation models, the interest rate of convertible debt instruments typically will be closer to the coupon interest rate. The guidance also revises the derivative scope exception for contracts in an entity’s own equity and improves the consistency of EPS calculations. The guidance is effective for larger public business entities’ annual periods, and interim periods therein, beginning after December 15, 2021 and for smaller reporting entities after December 15, 2023. Early application is permitted for fiscal years beginning after December 15, 2020. We are in the process of evaluating the impact of this guidance.

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

ITEM 7A.QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

At December 31, 2020, the primary component of our market risk was credit risk, counterparty risk, financing risk and interest rate risk, as described below. While we do not seek to avoid risk completely, we do seek to assume risk that can be quantified from historical experience, to actively manage that risk, to earn sufficient compensation to justify assuming that risk and to maintain capital levels consistent with the risk we undertake or to which we are exposed.

Credit Risks

Our loans and investments are subject to credit risk. The performance and value of our loans and investments depend upon the sponsors’ ability to operate the properties that serve as our collateral so that they produce cash flows adequate to pay interest and principal due to us. To monitor this risk, ACRES Capital, LLC’s asset management team reviews our investment portfolios and in certain instances is in regular contact with our borrowers, monitoring performance of the collateral and enforcing our rights as necessary.

In addition, we are exposed to the risks generally associated with the commercial real estate (“CRE”) market, including variances in occupancy rates, capitalization rates, absorption rates, and other macroeconomic factors beyond our control. We seek to manage these risks through our underwriting and asset management processes.

The COVID-19 pandemic has significantly impacted the CRE markets, causing reduced occupancy, requests from tenants for rent deferral or abatement, and delays in construction and development projects currently planned or underway. Our portfolio includes loans collateralized by multifamily, hotel, retail and other property types that are particularly negatively impacted by the pandemic. Approximately 56.3% of our portfolio is in multifamily properties. Residents that experience deteriorating financial conditions as a result of the pandemic may be unwilling or unable to pay rent in full on a timely basis. Furthermore, numerous state, local and federal regulations have also imposed restrictions at present on the borrower’s ability to enforce residents’ contractual lease obligations, and this will affect their ability to collect rent or enforce remedies for the failure to pay rent. Approximately 11.8% of our portfolio is in hotel properties. While many restrictions on hotels have eased, the industry is still experiencing a significant reduction of operations resulting a decline in group, business and leisure travel. Travelers may continue to be wary to travel despite the easing of restrictions because of concerns of risk of contagion or curtailment of leisure travel due to the economic recession. Approximately 4.9% of our portfolio is in retail properties. While government restrictions effecting retail have eased, complete or partial closure of many retail properties have resulted from tenant action. The reduced economic activity severely impacts the tenants’ businesses, financial condition and liquidity and may result in the tenants being unwilling or unable to meet their obligations to the borrower in part or in full.

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

Counterparty Risk

The nature of our business requires us to hold our cash and cash equivalents and obtain financing from with various financial institutions. This exposes us to the risk that these financial institutions may not fulfill their obligations to us under these various contractual arrangements. We mitigate this exposure by depositing our cash and cash equivalents and entering into financing agreements with high credit-quality institutions.

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

(Back to Index)

(Back to Index)

Interest Rate Risk

Our business model is such that rising interest rates will increase our net income, while declining interest rates will decrease net income, subject to the impact of interest rate floors. As of December 31, 2020, 98% of our CRE loan portfolio by par value earned a floating rate of interest and were financed with liabilities that both pay interest at floating rates and that are fixed. Floating-rate loans financed with fixed rate liabilities have a negative correlation with declining interest rates to the extent of our financing. The remaining approximate 2% of our CRE loan portfolio by par value earned a fixed rate of interest and were either not financed or financed with liabilities that pay interest at floating rates. Fixed rate loans financed with floating rate liabilities have a negative correlation with rising interest rates to the extent of our financing. To the extent that interest rate floors on our floating-rate CRE loans are in the money, our net interest will have a negative correlation with rising interest rates to the extent of those interest rate floors. Our floating-rate loan portfolio of $1.5 billion has a weighted-average one-month LIBOR floor of 1.88% at December 31, 2020. Additionally, all interest rate floors on our CRE loan portfolio were in the money at December 31, 2020.

The following table estimates the hypothetical impact on our net interest income assuming an immediate increase or decrease of 100 basis points in the applicable interest rate benchmark (in thousands, except per share data):

	100 basis point decrease		100 basis point increase
Net assets subject to interest rate sensitivity	Increase (Decrease) to net interest income	Increase (Decrease) to net interest income per share	Increase (Decrease) to net interest income	Increase (Decrease) to net interest income per share
$411,863	$1,750	$0.16	$(10,507)	$(0.98)
(1)	Includes our floating-rate CRE loans at December 31, 2020.
(2)	Includes amounts outstanding on our securitizations, CRE term warehouse financing facilities, senior secured financing facility and unsecured junior subordinated debentures.
(3)	Certain of our floating rate loans are subject to a LIBOR floor.
(4)	Decrease in rates assumes the applicable benchmark rate does not fall below 0%.

Risk Management

To the extent consistent with maintaining our status as a REIT, we seek to manage our interest rate risk exposure to protect our variable rate debt against the effects of major interest rate changes. We generally seek to manage our interest rate risk by:

•	monitoring and adjusting, if necessary, the reset index and interest rate related to our borrowings; and
•	attempting to structure our borrowing agreements for our commercial mortgage-backed securities to have a range of different maturities, terms, amortizations and interest rate adjustment periods.
ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

(Back to Index)

(Back to Index)

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders

ACRES Commercial Realty Corp.

Opinion on the financial statements

We have audited the accompanying consolidated balance sheets of ACRES Commercial Realty Corp. (a Maryland corporation) and subsidiaries (the “Company”) as of December 31, 2020 and 2019, the related consolidated statements of operations, comprehensive income (loss), changes in equity, and cash flows for each of the three years in the period ended December 31, 2020, and the related notes and financial statement schedules included under Item 15(a) (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2020 and 2019, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2020, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the Company’s internal control over financial reporting as of December 31, 2020, based on criteria established in the 2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”), and our report dated March 11, 2021 expressed an unqualified opinion.

Change in accounting principle

As discussed in Note 2 to the financial statements, the Company has changed its method of accounting for credit losses in the year ended December 31, 2020 due to adoption of Accounting Standard Update, or ASU, 2016-13 “Financial Instruments – Credit Losses – Measurement of Credit Losses on Financial Instruments (Topic 326).”

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

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

Critical audit matters

The critical audit matters communicated below are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that (i) relate to accounts or disclosures that are material to the financial statements and (ii) involved our especially challenging, subjective, or complex judgments.  The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

Allowance for credit losses on loans

As described in Note 2 and Note 7 to the financial statements, and in accordance with Accounting Standard Codification (ASC) 326, Financial Instruments – Credit Losses, the Company utilizes a current expected credit loss approach to determine the allowance for credit losses.  The Company measures expected credit losses on loans on a pooled basis based on shared risk characteristics.  To estimate the allowance for credit losses on pooled loans, the Company utilizes a probability of default and loss given default methodology, which incorporates individual loan characteristics, historical loss experience and forecasted economic data from a third party that is sensitive to management’s selection of economic recovery scenarios.  We identified the allowance for credit losses as a critical audit matter.

(Back to Index)

(Back to Index)

The principal considerations for our determination that the allowance for credit losses is a critical audit matter are that management is required to make significant judgments in selecting and weighing economic recovery scenarios and in evaluating whether, for individual commercial real estate (CRE) loans, factors are present that require the adjustment of loan specific characteristics used in the allowance for credit losses.  These conclusions require significant auditor judgment in obtaining sufficient appropriate audit evidence related to these management determinations.

Our audit procedures related to the allowance for credit losses included the following, among others:

•

We tested the design and operating effectiveness of management’s review controls over the allowance for credit losses, which included controls related to the selection and weighing of various economic scenarios, and the identification and evaluation of loans where property performance lagged behind underwritten plans.

•	We assessed the appropriateness and weighting of the various economic scenarios selected by management.
•

We inspected a sample of CRE loan files to assess management’s processes for identifying individual CRE loans where property performance lagged behind underwritten plans and, for each such loan identified, evaluating whether factors are present that require adjustment to loan specific characteristics used in the allowance for credit losses.

•

For CRE loans which required an update to loan specific characteristics used in the allowance for credit losses, we assessed the appropriateness of loan-specific or collateral-specific characteristics, which involved the assistance of professionals with specialized skill and knowledge.

Estimation of fair value of assets received in satisfaction of CRE whole loan

As described in Note 18 to the financial statements, in November 2020, the Company received the deed in lieu of foreclosure for a hotel property in full satisfaction of an outstanding $38.0 million CRE whole loan.  The Company recorded the hotel property at its fair value, $39.8 million, upon receipt of the deed.  The fair value was determined by the Company with assistance from third party appraiser, which utilized an income approach that involved projections of expected cash flows and the application of certain subjective inputs including the discount rate and overall capitalization rate.  We identified the valuation of the hotel property as a critical audit matter.

The principal consideration for our determination that the valuation of the hotel property is a critical audit matter is that management, with the assistance of a third party appraiser, made significant judgements about cash flow projections and the discount rate and overall capitalization rate, which are subjective inputs into the fair value estimate of the hotel property.  Significant management judgments and estimates utilized to determine the fair value of the hotel property are subject to estimation uncertainty and require significant auditor subjectivity in evaluating the reasonableness of those judgments and estimates.

Our audit procedures related to the valuation of the hotel property included the following, among others:

•

We tested the design and operating effectiveness of controls over the estimation of the fair value of the assets acquired, including management review controls over the appropriateness of the valuation method, the cash flow projections, discount rate and overall capitalization rate utilized by the third party appraiser to determine the fair value of the hotel property.

•

We assessed the appropriateness of the valuation method, the cash flow projections, and the discount rate and overall capitalization rate utilized by the appraiser, which involved the assistance of professionals with specialized skill and knowledge.

/s/ GRANT THORNTON LLP

We have served as the Company’s auditor since 2005.

Philadelphia, Pennsylvania

March 11, 2021

(Back to Index)

(Back to Index)

ACRES COMMERCIAL REALTY CORP. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share data)

	December 31,
	2020	2019
ASSETS (1)
Cash and cash equivalents	$29,355	$79,958
Restricted cash	38,386	14,476
Accrued interest receivable	7,372	8,042
CRE loans	1,541,992	1,791,445
Less: allowance for credit losses	(34,310)	(1,460)
CRE loans, net	1,507,682	1,789,985
Investment securities available-for-sale	2,080	520,714
Principal paydowns receivable	4,250	19,517
Loan receivable - related party	11,875	—
Investments in unconsolidated entities	1,548	1,548
Derivatives, at fair value	—	30
Investment in real estate	33,806	—
Right of use assets	5,592	—
Intangible assets	3,294	—
Other assets	8,783	3,290
Assets held for sale	61	16,766
Total assets	$1,654,084	$2,454,326
LIABILITIES (2)
Accounts payable and other liabilities	$2,068	$3,408
Management fee payable - related party	442	701
Accrued interest payable	6,036	4,408
Borrowings	1,304,727	1,872,577
Lease liabilities	3,107	—
Distributions payable	1,725	10,492
Derivatives, at fair value	—	4,558
Accrued tax liability	57	38
Liabilities held for sale	1,540	1,746
Total liabilities	1,319,702	1,897,928
STOCKHOLDERS’ EQUITY
Preferred stock, par value $0.001: 10,000,000 shares authorized 8.625% Fixed-to-Floating Series C Cumulative Redeemable Preferred Stock, liquidation preference $25.00 per share; 4,800,000 and 4,800,000 shares issued and outstanding	5	5
Common stock, par value $0.001: 125,000,000 shares authorized; 10,162,289 and 10,626,864 shares issued and outstanding (including 11,610 and 140,320 unvested restricted shares) (See Note 1)	10	11
Additional paid-in capital	1,085,941	1,085,062
Accumulated other comprehensive (loss) income	(9,978)	1,821
Distributions in excess of earnings	(741,596)	(530,501)
Total stockholders’ equity	334,382	556,398
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$1,654,084	$2,454,326

The accompanying notes are an integral part of these statements

(Back to Index)

(Back to Index)

ACRES COMMERCIAL REALTY CORP. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS - (Continued)

(in thousands, except share and per share data)

	December 31,
	2020	2019
(1) Assets of consolidated variable interest entities (“VIEs”) included in total assets above:
Restricted cash	$38,353	$532
Accrued interest receivable	5,398	3,780
CRE loans, pledged as collateral	1,231,184	957,045
Principal paydowns receivable	4,250	19,239
Other assets	114	25
Total assets of consolidated VIEs	$1,279,299	$980,621
(2) Liabilities of consolidated VIEs included in total liabilities above:
Accounts payable and other liabilities	$136	$175
Accrued interest payable	806	897
Borrowings	1,027,929	746,439
Total liabilities of consolidated VIEs	$1,028,871	$747,511

The accompanying notes are an integral part of these statements

(Back to Index)

(Back to Index)

ACRES COMMERCIAL REALTY CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except share and per share data)

	Years Ended December 31,
	2020	2019	2018
REVENUES
Interest income:
CRE loans	$101,303	$118,060	$103,800
Securities	6,717	26,190	18,600
Other	223	636	379
Total interest income	108,243	144,886	122,779
Interest expense	58,008	83,837	67,616
Net interest income	50,235	61,049	55,163
Other revenue	76	101	120
Total revenues	50,311	61,150	55,283
OPERATING EXPENSES
Management fees - related party	6,054	8,954	11,250
Equity compensation - related party	3,136	2,212	2,717
Real estate operating expense	298	—	—
General and administrative	14,335	10,392	10,666
Depreciation and amortization	49	47	77
Impairment losses	—	—	934
Provision for (recovery of) credit losses, net	30,815	58	(1,595)
Total operating expenses	54,687	21,663	24,049
	(4,376)	39,487	31,234
OTHER INCOME (EXPENSE)
Equity in earnings of unconsolidated entities	—	—	217
Net realized and unrealized (loss) gain on investment securities available-for-sale and loans and derivatives	(186,610)	4	639
Net realized and unrealized gain on investment securities, trading	—	—	53
Fair value adjustments on financial assets held for sale	(8,768)	(4,682)	(7,176)
Gain on conversion of real estate	1,570	—	—
Other income	471	1,408	1,996
Total net other expense	(193,337)	(3,270)	(4,271)
(LOSS) INCOME FROM CONTINUING OPERATIONS BEFORE TAXES	(197,713)	36,217	26,963
Income tax benefit	—	—	343
NET (LOSS) INCOME FROM CONTINUING OPERATIONS	(197,713)	36,217	27,306
NET (LOSS) INCOME FROM DISCONTINUED OPERATIONS, NET OF TAX	—	(251)	121
NET (LOSS) INCOME	(197,713)	35,966	27,427
Net income allocated to preferred shares	(10,350)	(10,350)	(12,972)
Consideration paid in excess of carrying value for preferred shares	—	—	(7,482)
NET (LOSS) INCOME ALLOCABLE TO COMMON SHARES	$(208,063)	$25,616	$6,973
NET (LOSS) INCOME PER COMMON SHARE - BASIC:
CONTINUING OPERATIONS	$(19.33)	$2.47	$0.66
DISCONTINUED OPERATIONS	—	(0.02)	0.01
TOTAL NET (LOSS) INCOME PER COMMON SHARE - BASIC	$(19.33)	$2.45	$0.67
NET (LOSS) INCOME PER COMMON SHARE - DILUTED:
CONTINUING OPERATIONS	$(19.33)	$2.45	$0.66
DISCONTINUED OPERATIONS	—	(0.02)	0.01
TOTAL NET (LOSS) INCOME PER COMMON SHARE - DILUTED	$(19.33)	$2.43	$0.67
WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING - BASIC	10,763,261	10,476,704	10,399,440
WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING - DILUTED	10,763,261	10,556,785	10,461,034

The accompanying notes are an integral part of these statements

(Back to Index)

(Back to Index)

ACRES COMMERCIAL REALTY CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(in thousands)

	Years Ended December 31,
	2020	2019	2018
Net (loss) income	$(197,713)	$35,966	$27,427
Other comprehensive income (loss):
Reclassification adjustments for realized losses (gains) on investment securities available-for-sale included in net (loss) income	185,463	(4)	(135)
Unrealized (losses) gains on investment securities available-for-sale, net	(191,283)	9,444	(4,180)
Reclassification adjustments associated with net unrealized losses (gains) from interest rate hedges included in net (loss) income	1,254	(91)	(22)
Unrealized losses on derivatives, net	(7,233)	(4,471)	(17)
Total other comprehensive (loss) income	(11,799)	4,878	(4,354)
Comprehensive (loss) income before allocation to preferred shares	(209,512)	40,844	23,073
Net income allocated to preferred shares	(10,350)	(10,350)	(12,972)
Consideration paid in excess of carrying value for preferred shares	—	—	(7,482)
Comprehensive (loss) income allocable to common shares	$(219,862)	$30,494	$2,619

The accompanying notes are an integral part of these statements

(Back to Index)

(Back to Index)

ACRES COMMERCIAL REALTY CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CHANGES IN EQUITY

FOR THE YEARS ENDED DECEMBER 31, 2020, 2019 AND 2018

(in thousands, except share and per share data)

	Common Stock
	Shares	Amount	Series B Preferred Stock	Series C Preferred Stock	Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Distributions in Excess of Earnings	Total Stockholders’ Equity
Balance, January 1, 2018	10,476,630	$10	$5	$5	$1,187,932	$1,297	$(517,773)	$671,476
Stock-based compensation	79,863	1	—	—	—	—	—	1
Amortization of stock-based compensation	—	—	—	—	2,717	—	—	2,717
Retirement of common stock	(2,378)	—	—	—	(70)	—	—	(70)
Forfeiture of unvested stock	(1,616)	—	—	—	—	—	—	—
Net income	—	—	—	—	—	—	27,427	27,427
Distributions on preferred stock	—	—	—	—	—	—	(12,972)	(12,972)
Preferred stock redemption	—	—	(5)	—	(107,881)	—	(7,482)	(115,368)
Securities available-for-sale, fair value adjustment, net	—	—	—	—	—	(4,315)	—	(4,315)
Designated derivatives, fair value adjustment	—	—	—	—	—	(39)	—	(39)
Distributions on common stock	—	—	—	—	—	—	(15,038)	(15,038)
Balance, December 31, 2018	10,552,499	$11	$—	$5	$1,082,698	$(3,057)	$(525,838)	$553,819

The accompanying notes are an integral part of these statements

(Back to Index)

(Back to Index)

ACRES COMMERCIAL REALTY CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CHANGES IN EQUITY

FOR THE YEARS ENDED DECEMBER 31, 2020, 2019 AND 2018 - (Continued)

(in thousands, except share and per share data)

	Common Stock
	Shares	Amount	Series B Preferred Stock	Series C Preferred Stock	Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Distributions in Excess of Earnings	Total Stockholders’ Equity
Balance, January 1, 2019	10,552,499	$11	$—	$5	$1,082,698	$(3,057)	$(525,838)	$553,819
Stock-based compensation	79,077	—	—	—	152	—	—	152
Amortization of stock-based compensation	—	—	—	—	2,212	—	—	2,212
Forfeiture of unvested stock	(4,712)	—	—	—	—	—	—	—
Net income	—	—	—	—	—	—	35,966	35,966
Distributions on preferred stock	—	—	—	—	—	—	(10,350)	(10,350)
Securities available-for-sale, fair value adjustment, net	—	—	—	—	—	9,440	—	9,440
Designated derivatives, fair value adjustment	—	—	—	—	—	(4,562)	—	(4,562)
Distributions on common stock	—	—	—	—	—	—	(30,279)	(30,279)
Balance, December 31, 2019	10,626,864	$11	$—	$5	$1,085,062	$1,821	$(530,501)	$556,398

The accompanying notes are an integral part of these statements

(Back to Index)

(Back to Index)

ACRES COMMERCIAL REALTY CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CHANGES IN EQUITY

FOR THE YEARS ENDED DECEMBER 31, 2020, 2019 AND 2018 - (Continued)

(in thousands, except share and per share data)

	Common Stock
	Shares	Amount	Series B Preferred Stock	Series C Preferred Stock	Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Distributions in Excess of Earnings	Total Stockholders’ Equity
Balance, December 31, 2019	10,626,864	$11	$—	$5	$1,085,062	$1,821	$(530,501)	$556,398
Cumulative effect of accounting change for adoption of credit loss guidance	—	—	—	—	—	—	$(3,032)	(3,032)
Balance, January 1, 2020	10,626,864	11	—	5	1,085,062	1,821	(533,533)	553,366
Equity component of 12% Senior Unsecured Notes	—	—	—	—	3,108	—	—	3,108
Stock-based compensation	80,906	—	—	—	(1)	—	—	(1)
Amortization of stock-based compensation	—	—	—	—	3,136	—	—	3,136
Purchase and retirement of common stock	(535,485)	(1)	—	—	(5,364)	—	—	(5,365)
Forfeiture of unvested stock	(9,996)	—	—	—	—	—	—	—
Net loss	—	—	—	—	—	—	(197,713)	(197,713)
Distributions on preferred stock	—	—	—	—	—	—	(10,350)	(10,350)
Securities available-for-sale, fair value adjustment, net	—	—	—	—	—	(5,820)	—	(5,820)
Designated derivatives, fair value adjustment	—	—	—	—	—	(5,979)	—	(5,979)
Distributions on common stock	—	—	—	—	—	—	—	—
Balance, December 31, 2020	10,162,289	$10	$—	$5	$1,085,941	$(9,978)	$(741,596)	$334,382

The accompanying notes are an integral part of these statements

(Back to Index)

(Back to Index)

ACRES COMMERCIAL REALTY CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Years Ended December 31,
	2020	2019	2018
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss) income	$(197,713)	$35,966	$27,427
Net loss (income) from discontinued operations, net of tax	—	251	(121)
Net (loss) income from continuing operations	(197,713)	36,217	27,306
Adjustments to reconcile net (loss) income from continuing operations to net cash provided by continuing operating activities:
Provision for (recovery of) credit losses, net	30,815	58	(1,595)
Depreciation, amortization and accretion	6,524	3,399	2,908
Amortization of stock-based compensation	3,136	2,212	2,717
Deferred income tax benefit	—	—	(27)
Sale of and principal payments on syndicated corporate loans held for sale	—	43	102
Sale of and principal payments on investment securities, trading	—	—	241
Net realized and unrealized gain on investment securities, trading	—	—	(53)
Net realized and unrealized loss (gain) on investment securities available-for-sale and loans and derivatives	186,545	(4)	(639)
Net gain on conversion to real estate	(1,794)	—	—
Fair value and other adjustments on asset held for sale	8,768	4,682	7,176
Impairment losses	—	—	934
Equity in earnings of unconsolidated entities	—	—	(217)
Return on investment from investments in unconsolidated entities	—	—	411
Changes in operating assets and liabilities:
(Increase) decrease in accrued interest receivable, net of purchased interest	(322)	353	(1,196)
Increase in interest receivable - related party	(39)	—	—
Decrease in management fee payable	(259)	(85)	(97)
(Decrease) increase in accounts payable and other liabilities	(559)	(4,160)	52
Increase (decrease) in accrued interest payable	1,536	185	(163)
(Increase) decrease in other assets	(4,828)	492	9,843
Net cash provided by continuing operating activities	31,810	43,392	47,703
Net cash (used in) provided by discontinued operating activities	—	(59)	505
Net cash provided by operating activities	31,810	43,333	48,208
CASH FLOWS FROM INVESTING ACTIVITIES:
Origination and purchase of loans	(298,094)	(918,917)	(826,155)
Principal payments received on loans and leases	509,236	695,409	631,597
Proceeds from sale of loans or assets previously held for sale	27,745	—	16,709
Purchase of investment securities available-for-sale	(24,610)	(146,627)	(242,557)
Principal payments on investment securities available-for-sale	4,733	56,295	21,055
Proceeds from sale of investment securities available-for-sale	37,764	638	12,081
Return of capital from unconsolidated entities	—	—	10,374
Settlement of derivative instruments	—	—	(46)
Purchase of furniture and fixtures	(5)	—	—
Investment in loan - related party	(12,000)	—	—
Principal payments received on loan - related party	125	—	—
Net cash provided by (used in) continuing investing activities	244,894	(313,202)	(376,942)
Net cash provided by discontinued investing activities	—	135	29,712
Net cash provided by (used in) investing activities	244,894	(313,067)	(347,230)
CASH FLOWS FROM FINANCING ACTIVITIES:
Retirement of common stock	—	—	(69)
Repurchase of common stock	(5,365)	—	—

The accompanying notes are an integral part of these statements

(Back to Index)

(Back to Index)

ACRES COMMERCIAL REALTY CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS - (Continued)

(in thousands)

	Years Ended December 31,
	2020	2019	2018
CASH FLOWS FROM FINANCING ACTIVITIES - (Continued):
Repurchase of preferred stock	$—	$—	$(165,340)
Proceeds from borrowings:
Senior secured financing facility	128,495	—	—
Senior unsecured notes	50,000	—	—
Warehouse financing facilities and repurchase agreements	288,555	913,865	939,902
Securitizations	639,074	575,811	397,452
Payments on borrowings:
Senior secured financing facility	(95,135)	—	—
Warehouse financing facilities and repurchase agreements	(827,684)	(847,334)	(563,415)
Securitizations	(413,023)	(329,717)	(311,701)
Convertible senior notes	(21,182)	—	(70,453)
Payment of debt issuance costs	(16,253)	(6,529)	(10,531)
Settlement of derivative instruments	(11,762)	—	643
Distribution paid on subordinated note	—	—	(31)
Distributions paid on preferred stock	(10,350)	(10,350)	(15,257)
Distributions paid on common stock	(8,767)	(27,052)	(11,068)
Net cash (used in) provided by continuing financing activities	(303,397)	268,694	190,132
Net cash provided by discontinued financing activities	—	—	—
Net cash (used in) provided by financing activities	(303,397)	268,694	190,132
NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS AND RESTRICTED CASH	(26,693)	(1,040)	(108,890)
CASH AND CASH EQUIVALENTS AND RESTRICTED CASH AT BEGINNING OF PERIOD	94,434	95,474	204,364
CASH AND CASH EQUIVALENTS AND RESTRICTED CASH AT END OF PERIOD	$67,741	$94,434	$95,474
SUPPLEMENTAL DISCLOSURE:
Interest expense paid in cash	$44,677	$73,963	$57,548
Income taxes paid in cash	$—	$—	$—

The accompanying notes are an integral part of these statements

(Back to Index)

(Back to Index)

ACRES COMMERCIAL REALTY CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2020

NOTE 1 - ORGANIZATION

ACRES Commercial Realty Corp., a Maryland corporation, along with its subsidiaries (collectively, the “Company”)(formerly known as Exantas Capital Corp.) is a real estate investment trust (“REIT”) that is primarily focused on originating, holding and managing commercial real estate (“CRE”) mortgage loans and other commercial real estate-related debt investments. On July 31, 2020, the Company’s management contract was acquired from Exantas Capital Manager Inc. (the “Prior Manager”), a subsidiary of C-III Capital Partners LLC (“C-III”), by ACRES Capital, LLC (the “Manager”), a subsidiary of ACRES Capital Corp. (collectively, “ACRES”), a private commercial real estate lender exclusively dedicated to nationwide middle market CRE lending with a focus on multifamily, student housing, hospitality, office and industrial property in top United States (“U.S.”) markets (the “ACRES acquisition”). In conjunction with the ACRES acquisition, the Company secured new capital commitments for up to $375.0 million and entered into a promissory note (the “Promissory Note”) as lender with ACRES Capital Corp., as disclosed in Note 11 and Note 17, respectively.

The Company has qualified, and expects to qualify in the current fiscal year, as a REIT.

The Company conducts its operations through the use of subsidiaries that it consolidates into its financial statements. The Company’s core assets are consolidated through its investment in ACRES Realty Funding, Inc. (“ACRES RF”), formerly RCC Real Estate, Inc., a wholly-owned subsidiary that holds CRE loans, CRE-related securities and retained investment securities in CRE securitizations, which are consolidated as VIEs, as discussed in Note 3, and special purpose entities.

Reverse Stock Split

Effective February 16, 2021 the Company completed a one-for-three reverse stock split of its outstanding common stock. The accompanying financial statements and notes to the financial statements give retroactive effect to the reverse stock split for all periods presented. In addition, the Company adopted articles of amendment to its certificate of incorporation, which provided that there was no change in the Company’s authorized capital stock and the par value of the Company’s common stock would remain $0.001 immediately after effect is given for the reverse stock split. No fractional shares were issued in connection with the reverse stock split. Stockholders who otherwise held fractional shares of the Company’s common stock as a result of the reverse stock split received a cash payment in lieu of such fractional shares.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the U.S. (“GAAP”). The consolidated financial statements include the accounts of the Company, majority-owned or controlled subsidiaries and VIEs for which the Company is considered the primary beneficiary. All inter-company transactions and balances have been eliminated in consolidation.

Variable Interest Entities

A VIE is defined as an entity in which equity investors (i) do not have a controlling financial interest and/or (ii) do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. A VIE is required to be consolidated by its primary beneficiary, which is defined as the party that (a) has the power to control the activities that most significantly impact the VIE’s economic performance and (b) has the obligation to absorb losses of the VIE that could potentially be significant to the VIE or the right to receive benefits from the VIE that could potentially be significant to the VIE.

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

(Back to Index)

(Back to Index)

ACRES COMMERCIAL REALTY CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

DECEMBER 31, 2020

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

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the financial results. Actual results could differ from those estimates. Estimates affecting the accompanying consolidated financial statements include but are not limited to the net realizable and fair values of the Company’s investments and derivatives, the estimated useful lives used to calculate depreciation, the expected lives over which to amortize premiums and accrete discounts, provisions for expected credit losses and the disclosure of contingent liabilities.

In December 2019, a novel strain of coronavirus (“COVID-19”) was identified. The resulting global proliferation of the virus led the World Health Organization to designate COVID-19 as a pandemic and numerous countries, including the U.S., to declare national emergencies. Many countries have responded to the outbreak by instituting quarantines and restrictions on travel, which have resulted in the closure or remote operation of non-essential businesses. Such actions have produced material and previously unforeseeable shocks to global markets, disruptions to global supply chains and adversity to many industries and economies as whole. While certain countries around the world have eased restrictions and financial markets have stabilized to some degree, the pandemic continues to plague the overall U.S. economy and cause uncertainty surrounding the ultimate impact on the global economy generally, and the CRE business in particular, that make estimates and assumptions as of December 31, 2020 inherently less certain than they would be absent the current and potential impacts of COVID-19. The Company believes the estimates and assumptions underlying the consolidated financial statements are reasonable and supportable based on the information available at December 31, 2020. Actual results may ultimately differ from those estimates.

Cash and Cash Equivalents

Cash and cash equivalents include cash on hand and all highly liquid investments with original maturities of three months or less at the time of purchase. At December 31, 2020 and 2019, approximately $27.3 million and $77.6 million, respectively, of the reported cash balances exceeded the Federal Deposit Insurance Corporation and Securities Investor Protection Corporation deposit insurance limits of $250,000 per respective depository or brokerage institution. However, all of the Company’s cash deposits are held at multiple, established financial institutions, in multiple accounts associated with its parent and respective consolidated subsidiaries, to minimize credit risk exposure.

(Back to Index)

(Back to Index)

ACRES COMMERCIAL REALTY CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

DECEMBER 31, 2020

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

The following table provides a reconciliation of cash, cash equivalents and restricted cash on the consolidated balance sheets to the total amount shown on the consolidated statements of cash flows (in thousands):

	December 31,
	2020	2019
Cash and cash equivalents	$29,355	$79,958
Restricted cash	38,386	14,476
Total cash, cash equivalents and restricted cash shown on the Company’s consolidated statements of cash flows	$67,741	$94,434

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

Investment Securities

The Company classifies its investment securities portfolio as trading or available-for-sale. The Company, from time to time, may sell any of its investments due to changes in market conditions or in accordance with its investment strategy.

The Company reports its investment securities available-for-sale and historically has reported its investment securities, trading at fair value. To determine fair value, the Company uses an independent third-party valuation firm utilizing data available in the market as well as appropriate prepayment, default and recovery rates. The Company evaluates the reasonableness of the valuation it receives by using a dealer quote, bid, or internal model. If there is a material difference between the value indicated by the third-party valuation firm and the dealer quote, bid or internal model, the Company will evaluate the difference, which could result in an updated valuation from the third-party or a revised dealer quote. Based on a prioritization of inputs used in the valuation of each position, the Company categorizes these investments as either Level 2 or Level 3 in the fair value hierarchy. Historically, any changes in fair value of the Company’s investment securities, trading were recorded on the Company’s consolidated statements of operations as net realized and unrealized gain (loss) on investment securities, trading. Any changes in fair value of the Company’s investment securities available-for-sale are recorded on the Company’s consolidated balance sheets as a component of accumulated other comprehensive income (loss) in stockholders’ equity.

(Back to Index)

(Back to Index)

ACRES COMMERCIAL REALTY CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

DECEMBER 31, 2020

On a quarterly basis, the Company evaluates available-for-sale securities with fair values below their amortized cost bases to determine the estimate of expected credit losses. Evidence of the need for an allowance for credit losses will be based on consideration of several factors, including (i) if the Company intends to sell the security, (ii) if it is more likely than not that the Company will be required to sell the security before recovering its cost, or (iii) whether a portion of the unrealized loss is a result of credit losses or other market factors. A credit loss will have occurred if the present value of cash flows expected to be collected from the debt security is less than the amortized cost basis. If the Company intends to sell a debt security with a fair value below the amortized cost basis or it is more likely than not that it will be required to sell the security before recovery of its amortized cost basis less any current period credit loss, a write-off is recognized in earnings through a charge to the amortized cost of the security and equal to the entire difference between fair value and amortized cost. If a credit loss exists, but the Company does not intend nor is it more likely than not that it will be required to sell before recovery, the loss will be separated into (i) the estimated amount relating to the credit loss and (ii) the amount relating to all other factors. Only the estimated credit loss amount is recognized in earnings through an increase to the allowance for credit losses, with the remainder of the loss recognized in other comprehensive income. If the Company uses a discounted cash flow approach to estimate expected credit losses, changes in the present value attributable to the passage of time are recorded in the provision for credit losses. Estimating cash flows and determining whether there are credit losses require management to exercise judgment and to make significant assumptions, including, but not limited to, assumptions regarding estimated prepayments, loss assumptions and assumptions regarding changes in interest rates. As a result, actual losses, and the timing of income recognized on these securities, could differ from reported amounts.

Investment security transactions are recorded on the trade date. Realized gains and losses on investment securities are determined on the specific identification method.

Investment Security Interest Income Recognition

Interest income on the Company’s mortgage-backed securities (“MBS”) and other asset-backed securities (“ABS”) is accrued using the effective yield method based on the actual coupon rate and the outstanding principal amount of the underlying mortgages or other assets. Premiums and discounts are amortized or accreted into interest income over the expected lives of the securities also using the effective yield method, adjusted for the effects of estimated prepayments. For an investment purchased at par, the effective yield is the contractual interest rate on the investment. If the investment is purchased at a discount or at a premium, the effective yield is computed based on the contractual interest rate increased for the accretion of a purchase discount or decreased for the amortization of a purchase premium. The effective yield method requires the Company to make estimates of future prepayment rates for its investments that can be contractually prepaid before their contractual maturity date so that the purchase discount can be accreted, or the purchase premium can be amortized, over the estimated remaining life of the investment. The prepayment estimates that the Company uses directly impact the estimated remaining lives of its investments. Actual prepayment estimates are reviewed at each quarter end or more frequently if the Company becomes aware of any material information that would lead it to believe that an adjustment is necessary. For MBS and other ABS that are not of high credit quality or that can be prepaid in such a way that the Company would not recover substantially all of its initial investment, changes in the original or most recent cash flow projections may result in a prospective change in interest income recognized. For MBS and other ABS that are of high credit quality, changes in the original or most recent cash flow projections may result in an immediate cumulative adjustment in interest income recognized.

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

Loans

The Company acquires loans through direct origination and occasionally through purchases from third-parties and had historically acquired corporate leveraged loans in the secondary market and through syndications of newly originated loans. Loans are held for investment; therefore, the Company initially records loans at the amount funded for originated loans or at the acquisition price for loans purchased, and subsequently, accounts for them based on their outstanding principal plus or minus unamortized premiums or discounts. The Company may sell a loan held for investment where the credit fundamentals underlying a particular loan have changed in such a manner that the Company’s expected return on investment may decrease. Once the determination has been made by the Company that it no longer will hold the loan for investment, the Company identifies these loans as loans held for sale. Any credit-related write-off considerations prior to the transfer of the loan to loans held for sale are accounted for through the allowance for credit losses on the Company’s consolidated balance sheets.

(Back to Index)

(Back to Index)

ACRES COMMERCIAL REALTY CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

DECEMBER 31, 2020

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

Allowance for Credit Losses

The Company maintains an allowance for credit loss on its loans held for investment. Effective January 1, 2020, the Company determines its allowance for credit losses by measuring the current expected credit losses (“CECL”) on the loan portfolio on a quarterly basis. The Company utilizes a probability of default and loss given default methodology together with collateral-specific data for each loan over a reasonable and supportable forecast period after which it reverts to its historical mean loss ratio, utilizing a blended approach sourced from its own historical losses and the market losses from an engaged third party’s database, to be applied for the remaining estimable period. The CECL model requires the Company to make significant judgements, including: (i) the selection of a reasonable and supportable forecast period, (ii) the selection of appropriate macroeconomic forecast scenarios, (iii) projections for the amounts and timing of future fundings of committed balances and prepayments on CRE investments, (iv) the determination of the risk characteristics in which to pool financial assets, and (v) the appropriate historical loss data to use in the model. Unfunded commitments are not considered in the CECL reserve if they are unconditionally cancellable by the Company.

The Company measures the loan portfolio’s credit losses by grouping loans based on similar risk characteristics under CECL, which is typically based on the loan’s collateral type. The Company regularly evaluates the risk characteristics of its loan portfolio to determine whether a different pooling methodology is more accurate. Further, if the Company determines that foreclosure of a loan’s collateral is probable or repayment of the loan is expected through sale or operation of the collateral and the borrower is experiencing financial difficulty, expected credit losses are measured as the difference between the current fair value of the collateral and the amortized cost of the loan. Fair value may be determined based on (i) the present value of estimated cash flows; (ii) the market price, if available; or (iii) the fair value of the collateral less estimated disposition costs.

(Back to Index)

(Back to Index)

ACRES COMMERCIAL REALTY CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

DECEMBER 31, 2020

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

The Company records write-offs against the allowance for credit losses if it deems that all or a portion of a loan’s balance is uncollectible. If the Company receives cash in excess of some or all of the amounts it previously wrote off, it records the recovery by increasing the allowance for credit losses.

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

(Back to Index)

(Back to Index)

ACRES COMMERCIAL REALTY CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

DECEMBER 31, 2020

Investment in Real Estate

Acquired investments in real estate assets are recorded initially at fair value in accordance with U.S. GAAP. The Company allocates the purchase price of its acquired assets and assumed liabilities based on the relative fair values of the assets acquired and liabilities assumed.

Investments in real estate are carried net of accumulated depreciation. The Company depreciates real property and furniture, fixtures, and equipment using the straight-line method over the estimated useful lives of the assets. The Company amortizes any acquired intangible assets, including but not limited to franchise agreement and customer list assets, using the straight-line method over the estimated useful lives of the intangible assets. The Company amortizes the value allocated to lease right of use assets and related in-place lease liabilities, when determined to be operating leases, using the straight-line method over the remaining lease term. The value allocated to any associated above or below market lease intangible asset or liability is amortized to lease expense over the remaining lease term.

Ordinary repairs and maintenance are expensed as incurred. Costs related to the improvement of the real property are capitalized and depreciated over their useful lives.

The Company depreciates investments in real estate and amortizes intangible assets over the estimated useful lives of the assets as follows:

Category	Term
Building	35 years
Site Improvements	10 years
FF&E	5 years
Right of use assets	66.5 years
Intangible assets	3 years to 16.5 years
Lease liabilities	66.5 years

Assets and Liabilities Held for Sale

The Company classifies long-lived assets or a disposal group to be sold as held for sale in the period in which all of the following criteria are met:

•	management, having the authority to approve the action, commits to a plan to sell the asset or the disposal group;
•	the asset or disposal group is available for immediate sale in its present condition subject only to terms that are usual and customary for sales of such assets;
•	an active program to locate a buyer and other actions required to complete the plan to sell the asset or disposal group have been initiated;
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
(Back to Index)

(Back to Index)

ACRES COMMERCIAL REALTY CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

DECEMBER 31, 2020

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

Comprehensive Income (Loss)

Comprehensive income (loss) for the Company includes net income and the change in net unrealized gains (losses) on available-for-sale securities and derivative instruments used to hedge exposure to interest rate fluctuations.

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

Taxable income, from non-REIT activities managed through the Company’s taxable REIT subsidiaries (“TRSs”), is subject to federal, state and local income taxes. The Company’s TRS’ income taxes are accounted for under the asset and liability method. Under the asset and liability method, deferred income taxes are recognized for the temporary differences between the financial reporting basis and tax basis of assets and liabilities. The Company evaluates the realizability of its deferred tax assets and liabilities and recognizes a valuation allowance if, based on available evidence, it is more likely than not that some or all of its deferred tax assets will not be realized. In evaluating the realizability of the deferred tax asset or liability, the Company will consider the expected future taxable income, existing and projected book to tax differences as well as tax planning strategies. This analysis is inherently subjective, as it is based on forecasted earning and business and economic activity. Changes in estimates of deferred tax asset realizability, if any, are included in income tax (expense) benefit on the consolidated statements of operations.

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

The Company established a full valuation allowance against its net deferred tax asset of approximately $62.9 million (tax effected $21.2 million) at December 31, 2020 as the Company believed it was more likely than not that all of the deferred tax assets would not be realized. This assessment was based on the Company’s cumulative historical losses and uncertainties as to the amount of taxable income that would be generated in future years in its TRSs.

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

(Back to Index)

(Back to Index)

ACRES COMMERCIAL REALTY CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

DECEMBER 31, 2020

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

Derivative assets and liabilities, are reported at fair value, and are valued by a third-party pricing agent using an income approach with models that use, as their primary inputs, readily observable market parameters. This valuation process considers factors including interest rate yield curves, time value, credit factors and volatility factors. Although the Company has determined that the majority of the inputs used to value its derivatives fall within Level 2 of the fair value hierarchy (See the discussion of the Fair Value Measurements policy that follows in the next section), the credit valuation adjustments associated with its derivatives utilize Level 3 inputs, such as estimates of current credit spreads, to evaluate the likelihood of default by the Company and its counterparties. The Company assesses the significance of the impact of the credit valuation adjustments on the overall valuation of its derivative positions and, if material, categorizes those derivatives within Level 3 of the fair value hierarchy.

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

(Back to Index)

(Back to Index)

ACRES COMMERCIAL REALTY CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

DECEMBER 31, 2020

Recent Accounting Standards

Accounting Standards Adopted in 2020

In June 2016, the FASB issued guidance that changed how credit losses for most financial assets and certain other instruments that are measured at fair value through net income are determined. The new guidance replaced the incurred loss approach with a CECL model for instruments measured at amortized cost. For available-for-sale debt securities, the guidance requires recording allowances rather than reducing the carrying amount, as the Company was previously under the other-than-temporary impairment model. It also simplifies the accounting model for debt securities and loans with evidence of credit quality deterioration.

On January 1, 2020, the Company adopted the above-mentioned accounting guidance and recorded an initial CECL allowance of approximately $4.5 million, of which $3.0 million was recorded as a charge to retained earnings on such date. The estimated CECL reserve represented 0.25% of the aggregate outstanding principal balance of the Company’s $1.8 billion commercial loan portfolio at December 31, 2019. During the year ended December 31, 2020, the Company recorded an additional CECL reserve of $30.8 million for a total CECL reserve of $34.3 million, or 2.21% of the aggregate outstanding principal balance of the Company’s $1.5 billion commercial loan portfolio at December 31, 2020. The Company’s updated accounting policies in connection with this guidance are referenced above in the “Investment Securities,” “Investment Security Interest Income Recognition,” “Loans,” “Loan Interest Income Recognition,” and “Allowance for Credit Losses” sections. See Note 6 for additional disclosures in connection with the updated guidance.

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

In August 2020, the FASB issued guidance that removes certain separation models for convertible debt instruments and convertible preferred stock that require the separation into a debt component and an equity or derivative component. Consequently, a convertible debt instrument will be accounted for as a single liability measured at its amortized cost, as long as no other features require bifurcation and recognition as derivatives and the convertible instrument are not issued with substantial premiums accounted for as paid-in capital. By removing those separation models, the interest rate of convertible debt instruments typically will be closer to the coupon interest rate. The guidance also revises the derivative scope exception for contracts in an entity’s own equity and improves the consistency of EPS calculations. The guidance is effective for larger public business entities’ annual periods, and interim periods therein, beginning after December 15, 2021 and for smaller reporting entities after December 15, 2023. Early application is permitted for fiscal years beginning after December 15, 2020. The Company is in the process of evaluating the impact of this guidance.

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

Consolidated VIEs (the Company is the primary beneficiary)

Based on management’s analysis, the Company was the primary beneficiary of six and five VIEs at December 31, 2020 and 2019, respectively (for each period, collectively, the “Consolidated VIEs”).

(Back to Index)

(Back to Index)

ACRES COMMERCIAL REALTY CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

DECEMBER 31, 2020

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

The Company has exposure to losses on its securitizations to the extent of its investments in the subordinated debt and preferred equity of each securitization. The Company is entitled to receive payments of principal and interest on the debt securities it holds and, to the extent revenues exceed debt service requirements and other expenses of the securitizations, distributions with respect to its preferred equity interests. As a result of consolidation, the debt and equity interests the Company holds in these securitizations have been eliminated, and the Company’s consolidated balance sheets reflect the assets held, debt issued by the securitizations to third parties and any accrued payables to third parties. The Company’s operating results and cash flows include the gross amounts related to the securitizations’ assets and liabilities as opposed to the Company’s net economic interests in the securitizations. Assets and liabilities related to the securitizations are disclosed, in the aggregate, on the Company’s consolidated balance sheets. For a discussion of the debt issued through the securitizations see Note 11.

Creditors of the Company’s Consolidated VIEs have no recourse to the general credit of the Company, nor to each other. During the years ended December 31, 2020, 2019 and 2018, the Company did not provide any financial support to any of its VIEs nor does it have any requirement to do so, although it may choose to do so in the future to maximize future cash flows on such investments by the Company. There are no explicit arrangements that obligate the Company to provide financial support to any of its Consolidated VIEs.

The following table shows the classification and carrying values of assets and liabilities of the Company’s Consolidated VIEs at December 31, 2020 (in thousands):

	CRE Securitizations	Other	Total
ASSETS
Restricted cash	$37,846	$507	$38,353
Accrued interest receivable	5,398	—	5,398
CRE loans, pledged as collateral (1)	1,231,184	—	1,231,184
Principal paydowns receivable	4,250	—	4,250
Other assets	114	—	114
Total assets (2)	$1,278,792	$507	$1,279,299

LIABILITIES
Accounts payable and other liabilities	$136	$—	$136
Accrued interest payable	806	—	806
Borrowings	1,027,929	—	1,027,929
Total liabilities	$1,028,871	$—	$1,028,871

(1)	Excludes allowance for credit losses.
(2)	Assets of each of the Consolidated VIEs may only be used to settle the obligations of each respective VIE.

Unconsolidated VIEs (the Company is not the primary beneficiary, but has a variable interest)

Based on management’s analysis, the Company is not the primary beneficiary of the VIEs discussed below since it does not have both (i) the power to direct the activities that most significantly impact the VIE’s economic performance and (ii) the obligation to absorb the losses of the VIE or the right to receive the benefits from the VIE, which could be significant to the VIE. Accordingly, the following VIEs are not consolidated in the Company’s financial statements at December 31, 2020. The Company continuously reassesses whether it is deemed to be the primary beneficiary of its unconsolidated VIEs. The Company’s maximum exposure to risk for each of these unconsolidated VIEs is set forth in the “Maximum Exposure to Loss” column in the table below.

(Back to Index)

(Back to Index)

ACRES COMMERCIAL REALTY CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

DECEMBER 31, 2020

Unsecured Junior Subordinated Debentures

The Company has a 100% interest in the common shares of Resource Capital Trust I (“RCT I”) and RCC Trust II (“RCT II”), respectively, with a value of $1.5 million in the aggregate, or 3.0% of each trust, at December 31, 2020. RCT I and RCT II were formed for the purposes of providing debt financing to the Company. The Company completed a qualitative analysis to determine whether or not it is the primary beneficiary of each of the trusts and determined that it was not the primary beneficiary of either trust because it does not have the power to direct the activities most significant to the trusts, which include the collection of principal and interest through servicing rights. Accordingly, neither trust is consolidated into the Company’s consolidated financial statements.

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

Wells Fargo Commercial Mortgage Trust 2017-C40

In October 2017, the Company purchased 95% of the Class E, F, G, H and J certificates of Wells Fargo Commercial Mortgage Trust 2017-C40 (“C40”), a B-piece investment in a Wells Fargo Commercial Mortgage Securities, Inc., private-label, $705.4 million securitization. C-III Asset Management LLC (“C3AM”), a former related party, is the special servicer of C40. As of December 31, 2020, the Company continued to hold investments in the H and J certificates of C40. The Company determined that although its investment in C40 represented a variable interest, its investment did not provide the Company with a controlling financial interest. The Company accounts for its various investments in C40 as investment securities available-for-sale on its consolidated financial statements.

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

(Back to Index)

(Back to Index)

ACRES COMMERCIAL REALTY CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

DECEMBER 31, 2020

The following table shows the classification, carrying value and maximum exposure to loss with respect to the Company’s unconsolidated VIEs at December 31, 2020 (in thousands):

	Unsecured Junior Subordinated Debentures	C40	Prospect Hackensack	Santa Clarita	Total	Maximum Exposure to Loss
ASSETS
Accrued interest receivable	$6	$56	$—	$43	$105	$—
CRE loans (1)	—	—	21,262	6,452	27,714	$27,714
Investment securities available-for-sale (2)	—	2,080	—	—	2,080	$2,080
Investments in unconsolidated entities	1,548	—	—	—	1,548	$1,548
Total assets	1,554	2,136	21,262	6,495	31,447

LIABILITIES
Accrued interest payable	188	—	—	—	188	N/A
Borrowings	51,548	—	—	—	51,548	N/A
Total liabilities	51,736	—	—	—	51,736	N/A
Net (liability) asset	$(50,182)	$2,136	$21,262	$6,495	$(20,289)	N/A

(1)	The carrying values exclude the allowance for credit losses.
(2)	The Company’s investment in C40 is carried at fair value and its maximum exposure to loss is the amortized cost of the investment.

At December 31, 2020, there were no explicit arrangements or implicit variable interests that could require the Company to provide financial support to any of its unconsolidated VIEs.

NOTE 4 - SUPPLEMENTAL CASH FLOW INFORMATION

The following table summarizes the Company’s supplemental disclosure of cash flow information (in thousands):

	Years Ended December 31,
	2020	2019	2018
Non-cash continuing operating activities include the following:
Acquisition of below-market lease intangible related to the receipt of deed in lieu of foreclosure	$(2,490)	$—	$—
Acquisition of right of use asset related to the receipt of deed in lieu of foreclosure	$(3,113)	$—	$—
Assumption of operating lease related to the receipt of deed in lieu of foreclosure	$3,113	$—	$—
Non-cash continuing investing activities include the following:
Proceeds from the relinquishment of investment securities available-for-sale	$369,873	$—	$—
Proceeds from the receipt of deed in lieu of foreclosure on loan	$39,750	$—	$—
Investment in real estate assets related to the receipt of deed in lieu of foreclosure	$(33,924)	$—	$—
Investment in intangible assets related to the receipt of deed in lieu of foreclosure	$(3,336)	$—	$—
Non-cash continuing financing activities include the following:
Repayment of repurchase agreements from the relinquishment of investment securities available-for-sale	$(369,873)	$—	$—
Distributions on common stock accrued but not paid	$—	$8,767	$5,540
Distributions on preferred stock accrued but not paid	$1,725	$1,725	$1,725

(Back to Index)

(Back to Index)

ACRES COMMERCIAL REALTY CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

DECEMBER 31, 2020

NOTE 5 - RESTRICTED CASH

The following table summarizes the Company’s restricted cash (in thousands):

	December 31,
	2020	2019
Restricted cash:
Cash held by consolidated CRE securitizations, CDOs and CLOs	$38,353	$532
Restricted cash pledged with minimum reserve balance requirements	33	22
Margin posted on interest rate swaps and warehouse financing facilities	—	13,922
Total	$38,386	$14,476

NOTE 6 - LOANS

The following is a summary of the Company’s loans (dollars in thousands, except amounts in footnotes):

Description	Quantity	Principal	Unamortized (Discount) Premium, net (1)	Amortized Cost	Allowance for Credit Losses	Carrying Value	Contractual Interest Rates (9)	Maturity Dates (2)(3)(4)
At December 31, 2020:
CRE loans held for investment:
Whole loans (5)(6)	95	$1,515,722	$(6,144)	$1,509,578	$(32,283)	$1,477,295	1M LIBOR plus 2.70% to 1M LIBOR plus 9.00%	January 2021 to January 2024
Mezzanine loan (5)	1	4,700	—	4,700	(301)	4,399	10.00%	June 2028
Preferred equity investments (6)(7)(8)	2	27,650	64	27,714	(1,726)	25,988	11.00% to 11.50%	June 2022 to April 2023
Total CRE loans held for investment		$1,548,072	$(6,080)	$1,541,992	$(34,310)	$1,507,682

At December 31, 2019:
CRE loans held for investment:
Whole loans (5)(6)	112	$1,768,322	$(7,725)	$1,760,597	$(1,460)	$1,759,137	1M LIBOR plus 2.70% to 1M LIBOR plus 6.25%	January 2020 to October 2023
Mezzanine loan	1	4,700	—	4,700	—	4,700	10.00%	June 2028
Preferred equity investments (6)(7)(8)	2	26,237	(89)	26,148	—	26,148	11.00% to 11.50%	June 2022 to April 2023
Total CRE loans held for investment		$1,799,259	$(7,814)	$1,791,445	$(1,460)	$1,789,985

(1)

Amounts include unamortized loan origination fees of $5.7 million and $9.1 million and deferred amendment fees of $495,000 and $72,000 at December 31, 2020 and 2019, respectively. Additionally, the amounts include unamortized loan acquisition costs of $118,000 and $1.3 million at December 31, 2020 and 2019, respectively.

(2)	Maturity dates exclude contractual extension options, subject to the satisfaction of certain terms, that may be available to the borrowers.
(3)

Maturity dates exclude three whole loans, with amortized costs of $39.7 million, and one whole loan, with an amortized cost of $11.5 million, in maturity default at December 31, 2020 and 2019, respectively.

(4)	Maturity dates include two whole loans with original maturity dates in January 2021 that were granted one year extensions in January 2021.
(5)	Substantially all loans are pledged as collateral under various borrowings at December 31, 2020 and 2019.
(6)

Whole loans had $67.2 million and $98.0 million in unfunded loan commitments at December 31, 2020 and 2019, respectively. Preferred equity investments had $2.5 million and $3.0 million in unfunded commitments at December 31, 2020 and 2019, respectively. These unfunded loan commitments are advanced as the borrowers formally request additional funding and meet certain benchmarks, as permitted under the loan agreement, and any necessary approvals have been obtained.

(7)	The interest rate on the Company’s preferred equity investments each pay at 8.00%. The remaining interest is deferred until maturity.
(8)

Beginning in April 2023, the Company has the right to unilaterally force the sale of the Prospect Hackensack’s underlying property. Beginning in June 2022, the Company has the right to unilaterally force the sale of Santa Clarita’s underlying property.

(9)	The Company’s floating-rate CRE loan portfolio of $1.5 billion had a weighted-average one-month LIBOR floor of 1.88% at December 31, 2020.

(Back to Index)

(Back to Index)

ACRES COMMERCIAL REALTY CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

DECEMBER 31, 2020

The following is a summary of the contractual maturities of the Company’s CRE loans held for investment, at amortized cost (in thousands, except amounts in the footnotes):

Description	2021	2022	2023 and Thereafter	Total
At December 31, 2020:
Whole loans (1)	$599,053	$540,639	$330,143	$1,469,835
Mezzanine loan	—	—	4,700	4,700
Preferred equity investment	—	6,452	21,262	27,714
Total CRE loans (2)	$599,053	$547,091	$356,105	$1,502,249

Description	2020	2021	2022 and Thereafter	Total
At December 31, 2019:
Whole loans (1)	$319,868	$737,478	$691,747	$1,749,093
Mezzanine loan	—	—	4,700	4,700
Preferred equity investment	—	—	26,148	26,148
Total CRE loans (2)	$319,868	$737,478	$722,595	$1,779,941

(1)

Maturity dates exclude three whole loans, with amortized costs of $39.7 million, and one whole loan, with an amortized cost of $11.5 million, in maturity default at December 31, 2020 and 2019, respectively.

(2)

At December 31, 2020, the amortized costs of the CRE whole loans, summarized by contractual maturity assuming full exercise of the extension options, were $112.4 million, $125.1 million and $1.3 billion in 2021, 2022 and 2023 and thereafter, respectively. At December 31, 2019, the amortized costs of the CRE whole loans, summarized by contractual maturity assuming full exercise of the extension options, were $105.5 million, $68.0 million and $1.6 billion in 2020, 2021 and 2022 and thereafter, respectively.

At December 31, 2020, approximately 21.4%, 17.9% and 16.1% of the Company’s CRE loan portfolio was concentrated in the Mountain, Southwest and Southeast regions, respectively, based on carrying value, as defined by the National Council of Real Estate Investment Fiduciaries. At December 31, 2019, approximately 19.5%, 19.4% and 17.6% of the Company’s CRE loan portfolio was concentrated in the Mountain, Southwest and Southeast regions, respectively, based on carrying value.

Principal Paydowns Receivable

Principal paydowns receivable represents loan principal payments that have been received by the Company’s servicers and trustees but have not been remitted to the Company. At December 31, 2020, the Company had $4.3 million of loan principal paydowns receivable, all of which was received in cash by the Company during January 2021. At December 31, 2019, the Company had $19.5 million of loan principal paydowns receivable, all of which was received by the Company during January 2020.

(Back to Index)

(Back to Index)

ACRES COMMERCIAL REALTY CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

DECEMBER 31, 2020

NOTE 7 - FINANCING RECEIVABLES

The following tables show the activity in the allowance for credit losses for the years ended December 31, 2020 and 2019 and the allowance for credit losses and recorded investments in loans at December 31, 2020 and 2019 (in thousands, except amount in the footnotes):

	Years Ended December 31,
	2020	2019
	CRE Loans	CRE Loans (1)
Allowance for credit losses:
Allowance for credit losses at beginning of year	$1,460	$1,401
Adoption of the new CECL guidance	3,032	—
Provision for credit losses (2)	30,815	59
Charge off of realized loss on sale of loan (3)	(997)	—
Allowance for credit losses at end of year	$34,310	$1,460

(1)	The Company’s mezzanine loan and preferred equity investments were evaluated individually for impairment during the year ended December 31, 2019 and were determined to have no evidence of impairment.
(2)

Excludes the recovery of credit losses on one bank loan with no amortized cost or carrying value at December 31, 2020 and 2019 that received a payment of approximately $1,000 during the year ended December 31, 2019.

(3)

The allowance for credit losses included a realized loss of $997,000 that was charged to the allowance related to one CRE loan sale that occurred during the year ended December 31, 2020. There was no such charge off as of December 31, 2019.

During the year ended December 31, 2020, expected losses in the portfolio were negatively impacted by higher than expected unemployment and increased volatility in CRE asset pricing and liquidity in connection with the COVID-19 pandemic.

During the year ended December 31, 2020, the Company individually evaluated a hotel loan in the Northeast region with a $37.9 million principal balance for which foreclosure was determined to be probable. In November 2020, as a result of discussions with the borrower, the Company received the deed in lieu of foreclosure on the property. In conjunction with receiving the deed in lieu of foreclosure, the Company obtained an updated appraisal that indicated an as-is appraised value of $39.8 million (See Note 8) and consequently reversed the $8.0 million CECL allowance that was previously established for the loan that was based on the estimated sales value of the collateral, less estimated costs to sell.

Also at December 31, 2020, the Company individually evaluated a loan on an office property in the North East Central region with a $19.9 million principal balance and a hotel loan in the Northeast region with a $14.0 million par balance for which foreclosure was determined to be probable. The Company determined that these loans had CECL allowances of $1.9 million and $0, respectively, calculated as the difference between the as-is appraised values and the loans’ amortized costs.

In June 2020, the Company sold one CRE whole loan note for $17.4 million, which resulted in a realized loss of $1.0 million recorded in the provision for credit losses during the year ended December 31, 2020.

Credit quality indicators

Commercial Real Estate Loans

CRE loans are collateralized by a diversified mix of real estate properties and are assessed for credit quality based on the collective evaluation of several factors, including but not limited to: collateral performance relative to underwritten plan, time since origination, current implied and/or re-underwritten LTV ratios, loan structure and exit plan. Depending on the loan’s performance against these various factors, loans are rated on a scale from 1 to 5, with loans rated 1 representing loans with the highest credit quality and loans rated 5 representing loans with the lowest credit quality. The factors evaluated provide general criteria to monitor credit migration in the Company’s loan portfolio; as such, a loan’s rating may improve or worsen, depending on new information received.

(Back to Index)

(Back to Index)

ACRES COMMERCIAL REALTY CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

DECEMBER 31, 2020

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

Credit risk profiles of CRE loans at amortized cost were as follows (in thousands, except amounts in footnotes):

	Rating 1	Rating 2	Rating 3	Rating 4	Rating 5	Total (1)
At December 31, 2020:
Whole loans	$—	$611,838	$599,208	$262,398	$36,134	$1,509,578
Mezzanine loan	—	—	4,700	—	—	4,700
Preferred equity investments	—	—	6,452	21,262	—	27,714
Total	$—	$611,838	$610,360	$283,660	$36,134	$1,541,992
At December 31, 2019:
Whole loans	$—	$1,660,274	$96,475	$3,848	$—	$1,760,597
Mezzanine loan (2)	—	4,700	—	—	—	4,700
Preferred equity investments (2)	—	26,148	—	—	—	26,148
Total	$—	$1,691,122	$96,475	$3,848	$—	$1,791,445

(1)	The total amortized cost of CRE loans excluded accrued interest receivable of $7.3 million and $6.7 million at December 31, 2020 and 2019, respectively.
(2)	The Company’s mezzanine loan and preferred equity investments were evaluated individually for impairment at December 31, 2019.

(Back to Index)

(Back to Index)

ACRES COMMERCIAL REALTY CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

DECEMBER 31, 2020

Credit risk profiles of CRE loans by origination year at amortized cost were as follows (in thousands, except amounts in footnotes):

	2020	2019	2018	2017	2016	Prior	Total (1)
At December 31, 2020:
Whole loans, floating-rate: (2)
Rating 2	$221,364	$279,077	$111,397	$—	$—	$—	$611,838
Rating 3	43,579	246,073	246,944	45,142	—	17,470	599,208
Rating 4	—	77,495	129,536	46,220	—	9,147	262,398
Rating 5	—	13,938	—	19,900	—	2,296	36,134
Total whole loans, floating-rate	264,943	616,583	487,877	111,262	—	28,913	1,509,578
Mezzanine loan (rating 3)	—	—	4,700	—	—	—	4,700
Preferred equity investments:
Rating 3	—	6,452	—	—	—	—	6,452
Rating 4	—	—	21,262	—	—	—	21,262
Total preferred equity investments	—	6,452	21,262	—	—	—	27,714
Total	$264,943	$623,035	$513,839	$111,262	$—	$28,913	$1,541,992

	2019	2018	2017	2016	2015	Prior	Total (1)
At December 31, 2019:
Whole loans, floating-rate: (2)
Rating 2	$669,947	$776,078	$202,577	$—	$—	$11,672	$1,660,274
Rating 3	21,593	—	37,008	—	17,471	20,403	96,475
Rating 4	—	—	—	—	3,848	—	3,848
Total whole loans, floating-rate	691,540	776,078	239,585	—	21,319	32,075	1,760,597
Mezzanine loan (rating 2)	—	4,700	—	—	—	—	4,700
Preferred equity investments (rating 2)	5,741	20,407	—	—	—	—	26,148
Total	$697,281	$801,185	$239,585	$—	$21,319	$32,075	$1,791,445

(1)	The total amortized cost of CRE loans excluded accrued interest receivable of $7.3 million and $6.7 million at December 31, 2020 and 2019, respectively.
(2)	Acquired CRE whole loans are grouped within each loan’s year of issuance.

(Back to Index)

(Back to Index)

ACRES COMMERCIAL REALTY CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

DECEMBER 31, 2020

Loan Portfolios Aging Analysis

The following table presents the CRE loan portfolio aging analysis as of the dates indicated for CRE loans at amortized cost (in thousands, except amounts in footnotes):

	30-59 Days	60-89 Days	Greater than 90 Days (1)	Total Past Due	Current (2)	Total Loans Receivable (3)	Total Loans > 90 Days and Accruing (1)
At December 31, 2020:
Whole loans	$—	$—	$11,443	$11,443	$1,498,135	$1,509,578	$11,443
Mezzanine loan	—	—	—	—	4,700	4,700	—
Preferred equity investments	—	—	—	—	27,714	27,714	—
Total	$—	$—	$11,443	$11,443	$1,530,549	$1,541,992	$11,443

At December 31, 2019:
Whole loans	$—	$—	$11,503	$11,503	$1,749,094	$1,760,597	$11,503
Mezzanine loan	—	—	—	—	4,700	4,700	—
Preferred equity investments	—	—	—	—	26,148	26,148	—
Total	$—	$—	$11,503	$11,503	$1,779,942	$1,791,445	$11,503

(1)

Includes one whole loan, with an amortized cost of $11.4 million and $11.5 million, that was in maturity default at December 31, 2020 and 2019, respectively. The loan is performing with respect to debt service at December 31, 2020 and 2019. During the years ended December 31, 2020, 2019 and 2018, the Company recognized interest income of $670,000, $747,000 and $621,000, respectively, on this whole loan.

(2)	Includes two whole loans that entered maturity default in December 2020, with total amortized costs of $28.3 million at December 31, 2020.
(3)	The total amortized cost of CRE loans excluded accrued interest receivable of $7.3 million and $6.7 million at December 31, 2020 and 2019, respectively.

At December 31, 2020 and 2019, the Company had three and one CRE loans, respectively, in maturity default with total amortized costs of $39.7 million and $11.5 million, respectively.

In the fourth quarter of 2020, the sponsor of the Company’s $6.5 million preferred equity investment in a self-storage CRE property located in Southern California did not make its October and November senior loan debt service payments constituting an event of default under the related senior loan documents. As of December 31, 2020, the Company was notified that the senior loan debt service was brought current.

Troubled-Debt Restructurings

The following table summarizes TDRs during the year ended December 31, 2020 (dollars in thousands):

	Year Ended December 31, 2020
	Number of Loans	Pre- Modification Outstanding Recorded Balance	Post- Modification Outstanding Recorded Balance
CRE whole loans (1)	2	$56,882	$56,882
(1)	In November 2020, the Company received the deed in lieu of foreclosure on one loan that underwent a troubled debt restructuring in the third quarter 2020 (See Note 8).

During the year ended December 31, 2020, the Company entered into 18 extension agreements that had a weighted average period of 10 months and 13 forbearance agreements that had a weighted average period of five months. As of December 31, 2020, 25 borrowers received payment timing relief in connection with these agreements. Three borrowers with formerly forborne interest are now current and two borrowers continue to perform in accordance with their forbearance agreements at December 31, 2020. Two formerly forborne borrowers and one borrower performing in accordance with a forbearance agreement were in maturity default at December 31, 2020. Except as previously disclosed, no other loan modifications during the year ended December 31, 2020 resulted in TDRs.

(Back to Index)

(Back to Index)

ACRES COMMERCIAL REALTY CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

DECEMBER 31, 2020

NOTE 8 - INVESTMENT IN REAL ESTATE AND OTHER ACQUIRED ASSETS AND ASSUMED LIABILITIES

In November 2020, the Company received the deed in lieu of foreclosure on a hotel property that formerly collateralized a $38.0 million CRE whole loan. The Company determined that the acquisition of the hotel property should be accounted for as an asset acquisition. The Company obtained third-party valuations of the acquired assets and assumed liabilities. The fair value of the total net assets acquired was $39.8 million, which resulted in the recognition of a $1.6 million gain on conversion recorded on the Company’s consolidated statements of operations.

The following table summarizes the acquisition date value of the acquired assets and liabilities (in thousands):

December 31, 2020
Assets acquired:
Building	$30,787
Site Improvements	157
FF&E	2,980
Investment in real estate	33,924
Right of use assets (1)	5,603
Intangible assets (2)	3,336
Total assets acquired	42,863

Liabilities assumed:
Lease liabilities	(3,113)
Total liabilities assumed	(3,113)

Fair value of net asset acquired	$39,750

(1)

Right of use assets include a right of use asset associated with an acquired ground lease of $3.1 million accounted for as an operating lease and a below-market lease intangible asset of $2.5 million at December 31, 2020.

(2)	Intangible assets include a franchise agreement intangible of $2.8 million and a customer list intangible asset of $477,000 at December 31, 2020.

The following table summarizes the book value of the Company’s investments in real estate and related intangible assets (in thousands, except amounts in the footnotes):

		Accumulated
Assets acquired:	Cost	Depreciation & Amortization	Book Value
Investment in real estate (1)	$33,929	$(123)	$33,806
Right of use assets (2)	5,603	(11)	5,592
Intangible assets (3)	3,336	(42)	3,294
Total	42,868	(176)	42,692

Liabilities assumed:
Lease liabilities	(3,113)	6	(3,107)
Total	(3,113)	6	(3,107)

	$39,755		$39,585

(1)	Includes approximately $5,000 of furniture and fixtures purchased for the property subsequent to the date of acquisition, in December 2020.
(2)

Right of use assets include a right of use asset associated with an acquired ground lease of $3.1 million accounted for as an operating lease and a below-market lease intangible asset of $2.5 million at December 31, 2020.

(3)	Intangible assets include a franchise agreement intangible of $2.8 million and a customer list intangible asset of $477,000 at December 31, 2020.

The right of use assets and lease liabilities comprised a ground lease acquired, determined to be an operating lease. The lease payments consist of air rights rent, retail rent and parking rent, the amounts of which are specifically determined in the executed lease agreement and subsequently increased based on the increase of the consumer price index over a specified amount of periods. The Company recorded approximately $6,000 of offsetting amortization and accretion on its right of use assets and lease liabilities during the year ended December 31, 2020.

(Back to Index)

(Back to Index)

ACRES COMMERCIAL REALTY CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

DECEMBER 31, 2020

During the year ended December 31, 2020, the Company recorded amortization expense of approximately $47,000 on its intangible assets. The Company expects to record amortization expense of $375,000, $375,000, $355,000, $210,000 and $210,000 during the 2021, 2022, 2023, 2024 and 2025 fiscal years, respectively, on its intangible assets.

NOTE 9 - INVESTMENT SECURITIES AVAILABLE-FOR-SALE

The following table summarizes the Company’s investment securities available-for-sale, including those pledged as collateral (in thousands, except amounts in the footnote):

	Amortized Cost (1)	Unrealized Gains	Unrealized Losses	Fair Value (2)
At December 31, 2020:
CMBS, fixed-rate	$2,080	$—	$—	$2,080

At December 31, 2019:
CMBS, fixed-rate	$132,235	$6,596	$(792)	$138,039
CMBS, floating-rate	382,659	995	(979)	382,675
Total	$514,894	$7,591	$(1,771)	$520,714

(1)	The amortized cost of CMBS excluded accrued interest receivable of $56,000 and $1.1 million at December 31, 2020 and 2019, respectively.
(2)

At December 31, 2019, investment securities available-for-sale with fair values of $466.9 million were pledged as collateral under related financings. There were no investment securities available-for-sale pledged as collateral at December 31, 2020.

Beginning in the first quarter of 2020, the COVID-19 pandemic produced material and previously unforeseeable liquidity shocks to credit markets. This resulted in significant declines in the pricing of the Company’s investment securities available-for-sale, which triggered substantial margin calls by its counterparties and, in certain cases, formal notices of events of default, all of which were withdrawn or rescinded as of April 19, 2020 (see Note 11). As a result of these circumstances and the uncertainty caused by the COVID-19 pandemic, substantially all of the Company’s remaining CMBS available-for-sale were sold as of April 2020.

During the year ended December 31, 2020, the Company incurred losses of $186.4 million on its CMBS portfolio, including realized losses of $180.3 million in connection with the sale of 67 CMBS, with total amortized cost of $401.3 million. The remaining unrealized losses of $6.1 million, were recorded on two securities that previously had fair values below the amortized cost bases and expected to be sold prior to the recovery of their cost bases with an offsetting charge directly to the amortized cost bases of the securities. Write-offs on these two securities are being recognized in earnings.

During the twelve months ended December 31, 2019, the Company sold one CMBS position resulting in proceeds of $638,000 and a realized gain of $4,000.

Prior to the adoption of the CECL standard on January 1, 2020, the Company measured its investment securities available-for-sale for other-than-temporary impairment. The Company recognized no other-than-temporary impairments on the investment securities available-for-sale during the year ended December 31, 2019.

(Back to Index)

(Back to Index)

ACRES COMMERCIAL REALTY CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

DECEMBER 31, 2020

NOTE 10 - INVESTMENTS IN UNCONSOLIDATED ENTITIES

The following table summarizes the Company’s investments in unconsolidated entities at December 31, 2020 and 2019 and equity in earnings of unconsolidated entities for the years ended December 31, 2020, 2019 and 2018 (dollars in thousands, except amount in the footnotes):

				Equity in Earnings of Unconsolidated Entities
		December 31,		Years Ended December 31,
	Ownership % at December 31, 2020	2020	2019	2020	2019	2018
Pelium Capital (1)	—%	$—	$—	$—	$—	$(182)
RCM Global LLC (2)	—%	—	—	—	—	(12)
Investment in LCC Preferred Stock (3)	—%	—	—	—	—	411
Subtotal		—	—	—	—	217
Investment in RCT I and II (4)	3.0%	1,548	1,548	77	100	96
Total		$1,548	$1,548	$77	$100	$313

(1)	In December 2018, Pelium Capital Partners, L.P. was fully liquidated.
(2)	In December 2018, RCM Global LLC was fully liquidated.
(3)

The Company’s investment in LEAF Commercial Capital, Inc. (“LCC”) liquidated in July 2017 as a result of the sale of LCC. Earnings for the year ended December 31, 2018 were related to the receipt of a distribution of funds formerly held in escrow accounts established as part of the sale.

(4)
(Back to Index)

(Back to Index)

ACRES COMMERCIAL REALTY CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

DECEMBER 31, 2020

During the years ended December 31, 2020, 2019 and 2018, dividends from the investments in RCT I and RCT II’s common shares were recorded in other revenue. See Note 11 for the disclosures on the associated unsecured junior subordinated debentures.

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

	Principal Outstanding	Unamortized Issuance Costs and Discounts	Outstanding Borrowings	Weighted Average Borrowing Rate	Weighted Average Remaining Maturity	Value of Collateral
At December 31, 2020:
XAN 2019-RSO7 Senior Notes	$415,621	$2,861	$412,760	1.60%	15.3 years	$516,979
XAN 2020-RSO8 Senior Notes	388,459	4,164	384,295	1.62%	14.2 years	475,347
XAN 2020-RSO9 Senior Notes	234,731	3,857	230,874	3.31%	16.3 years	285,862
Unsecured junior subordinated debentures	51,548	—	51,548	4.18%	15.7 years	—
4.50% Convertible Senior Notes	143,750	6,498	137,252	4.50%	1.6 years	—
Senior Unsecured Notes due 2027	50,000	3,574	46,426	12.00%	6.6 years	—
Senior secured financing facility	33,360	4,046	29,314	5.75%	6.6 years	239,385
CRE - term warehouse financing facilities (1)	13,516	1,258	12,258	2.66%	299 days	20,000
Total	$1,330,985	$26,258	$1,304,727	2.83%	13.0 years	$1,537,573

	Principal Outstanding	Unamortized Issuance Costs and Discounts	Outstanding Borrowings	Weighted Average Borrowing Rate	Weighted Average Remaining Maturity	Value of Collateral
At December 31, 2019:
XAN 2018-RSO6 Senior Notes	$177,118	$1,352	$175,766	3.17%	15.5 years	$293,890
XAN 2019-RSO7 Senior Notes	575,679	5,007	570,672	3.03%	16.3 years	687,037
Unsecured junior subordinated debentures	51,548	—	51,548	5.90%	16.7 years	—
4.50% Convertible Senior Notes	143,750	10,137	133,613	4.50%	2.6 years	—
8.00% Convertible Senior Notes	21,182	9	21,173	8.00%	15 days	—
CRE - term warehouse financing facilities (1)	547,619	2,714	544,905	3.71%	1.2 years	705,221
CMBS - short term repurchase agreements (2)	374,900	—	374,900	2.87%	21 days	484,398
Total	$1,891,796	$19,219	$1,872,577	3.45%	7.4 years	$2,170,546

(1)	Principal outstanding includes accrued interest payable of $16,000 and $810,000 at December 31, 2020 and 2019, respectively.
(2)	Principal outstanding includes accrued interest payable of $470,000 and at December 31, 2019.

Securitizations

The following table sets forth certain information with respect to the Company’s consolidated securitizations at December 31, 2020 (in thousands):

	Closing Date	Maturity Date	End of Designated Principal Reinvestment Period (1)	Total Note Paydowns from Closing Date through December 31, 2020
XAN 2019-RSO7	April 2019	April 2036	April 2022	$170,190
XAN 2020-RSO8	March 2020	March 2035	March 2023	$47,284
XAN 2020-RSO9 (2)	September 2020	April 2037	N/A	$11,063

(1)

The designated principal reinvestment period is the period in which principal repayments can be utilized to purchase loans held outside of the respective securitization that represent the funded commitments of existing collateral in the respective securitization that were not funded as of the date the respective securitization was closed.

(2)

A designated principal reinvestment period is excluded from the terms of Exantas Capital Corp. 2020-RSO9, Ltd.’s (“XAN 2020-RSO9”) indenture. XAN 2020-RSO9 includes a future advances reserve account of $18.6 million at December 31, 2020 to fund unfunded commitments, which is reported in restricted cash on the consolidated balance sheet.

(Back to Index)

(Back to Index)

ACRES COMMERCIAL REALTY CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

DECEMBER 31, 2020

The investments held by the Company’s securitizations collateralize the securitizations’ borrowings and, as a result, are not available to the Company, its creditors, or stockholders. All senior notes of the securitizations held by the Company at December 31, 2020 and 2019 were eliminated in consolidation.

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

XAN 2019-RSO7

In April 2019, the Company closed Exantas Capital Corp. 2019-RSO7, Ltd. (“XAN 2019-RSO7”), a $687.2 million CRE debt securitization transaction that provided financing for CRE loans. XAN 2019-RSO7 issued a total of $585.8 million of non-recourse, floating-rate notes at par, of which ACRES RF purchased $10.0 million, or approximately 20.4%, of the Class D notes. Additionally, ACRES RF purchased 100% of the Class E and Class F notes and a subsidiary of ACRES RF purchased 100% of the outstanding preference shares. The notes purchased by ACRES RF are subordinated in right of payment to all other senior notes issued by XAN 2019-RSO7, but are senior in right of payment to the preference shares. The preference shares are subordinated in right of payment to all other securities issued by XAN 2019-RSO7.

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

All of the notes issued mature in April 2036, although the Company has the right to call the notes any time after May 2021. Principal repayments received, after closing and ending in April 2022, may be used to purchase funding participations with respect to existing collateral held outside of the securitization.

XAN 2020-RSO8

In March 2020, the Company closed Exantas Capital Corp. 2020-RSO8, Ltd. (“XAN 2020-RSO8”), a $522.6 million CRE debt securitization transaction that provided financing for CRE loans. XAN 2020-RSO8 issued a total of $435.7 million of non-recourse, floating-rate notes at par, of which ACRES RF purchased 100% of the Class D and Class E notes. The Company’s investments in the Class D and Class E notes were financed by CMBS short-term repurchase agreements and were sold in conjunction with the disposition of the Company’s CMBS portfolio in April 2020 (See Note 9). Additionally, ACRES RF purchased 100% of the Class F and Class G notes and a subsidiary of ACRES RF purchased 100% of the outstanding preference shares. The notes purchased by ACRES RF are subordinated in right of payment to all other senior notes issued by XAN 2020-RSO8, but are senior in right of payment to the preference shares. The preference shares are subordinated in right of payment to all other securities issued by XAN 2020-RSO8.

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

(Back to Index)

(Back to Index)

ACRES COMMERCIAL REALTY CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

DECEMBER 31, 2020

All of the notes issued mature in March 2035, although the Company has the right to call the notes any time after March 2022. Principal repayments received, after closing and ending in March 2023, may be used to purchase funding participations with respect to existing collateral held outside of the securitization.

XAN 2020-RSO9

In September 2020, the Company closed XAN 2020-RSO9, a $297.0 million CRE debt securitization transaction that provided financing for CRE loans. XAN 2020-RSO9 issued a total of $245.8 million of non-recourse, floating-rate notes to third parties at par. Additionally, ACRES RF retained 100% of the Class E and Class F notes and a subsidiary of ACRES RF retained 100% of the outstanding preference shares. The notes purchased by ACRES RF are subordinated in right of payment to all other senior notes issued by XAN 2020-RSO9, but are senior in right of payment to the preference shares. The preference shares are subordinated in right of payment to all other securities issued by XAN 2020-RSO9.

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

All of the notes issued mature in April 2037, although the Company has the right to call the notes any time after September 2022.

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

There were no unamortized debt issuance costs associated with the junior subordinated debentures for RCT I and RCT II outstanding at December 31, 2020 and 2019. The interest rates for RCT I and RCT II, at December 31, 2020, were 4.19% and 4.16%, respectively. The interest rates for RCT I and RCT II, at December 31, 2019, were 5.91% and 5.89%, respectively.

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

4.50% Convertible Senior Notes and 8.00% Convertible Senior Notes

The Company issued $100.0 million aggregate principal of its 8.00% convertible senior notes due 2020 (“8.00% Convertible Senior Notes”) and $143.8 million aggregate principal of its 4.50% convertible senior notes due 2022 (“4.50% Convertible Senior Notes”) in January 2015 and August 2017, respectively. In conjunction with the issuance of the 4.50% Convertible Senior Notes, the Company extinguished $78.8 million aggregate principal of its 8.00% Convertible Senior Notes. In January 2020, the 8.00% Convertible Senior Notes were paid off upon maturity.

(Back to Index)

(Back to Index)

ACRES COMMERCIAL REALTY CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

DECEMBER 31, 2020

The following table summarizes the 4.50% Convertible Senior Notes at December 31, 2020 (dollars in thousands, except the conversion prices and amounts in the footnotes):

	Principal Outstanding	Borrowing Rate	Effective Rate (1)(2)	Conversion Rate (3)(4)	Conversion Price (4)	Maturity Date
4.50% Convertible Senior Notes	$143,750	4.50%	7.43%	27.7222	$36.06	August 15, 2022

(1)

Includes the amortization of the market discounts and deferred debt issuance costs, if any, for the 4.50% Convertible Senior Notes recorded in interest expense on the consolidated statements of operations.

(2)	During the years ended December 31, 2020 and 2019 the effective interest rate for the 4.50% Convertible Senior Notes was 7.43%.
(3)

Represents the number of shares of common stock per $1,000 principal amount of the 4.50% Convertible Senior Notes’ principal outstanding, subject to adjustment as provided in the Third Supplemental Indenture (the “4.50% Convertible Senior Notes Indenture”).

(4)

The conversion rate and conversion price of the 4.50% Convertible Senior Notes at December 31, 2020 are adjusted to reflect quarterly cash dividends in excess of a $0.30 dividend threshold, as defined in the 4.50% Convertible Senior Notes Indenture.

The 4.50% Convertible Senior Notes are convertible at the option of the holder at any time up until one business day before the maturity date and may be settled in cash, the Company’s common stock or a combination of cash and the Company’s common stock, at the Company’s election. The Company may not redeem the 4.50% Convertible Senior Notes prior to maturity. The closing price of the Company’s common stock was $11.97 on December 31, 2020, which did not exceed the conversion price of its 4.50% Convertible Senior Notes at December 31, 2020.

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

(Back to Index)

(Back to Index)

ACRES COMMERCIAL REALTY CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

DECEMBER 31, 2020

Senior Secured Financing Facility, Term Warehouse Financing Facilities and Repurchase Agreements

Borrowings under the Company’s senior secured financing facility, term warehouse facilities and repurchase agreements are guaranteed by the Company or one or more of its subsidiaries. The following table sets forth certain information with respect to the Company’s senior secured financing facility, term warehouse facilities and repurchase agreements (dollars in thousands, except amounts in footnotes):

	December 31, 2020				December 31, 2019
	Outstanding Borrowings	Value of Collateral	Number of Positions as Collateral	Weighted Average Interest Rate	Outstanding Borrowings	Value of Collateral	Number of Positions as Collateral	Weighted Average Interest Rate
Senior Secured Financing Facility
Massachusetts Mutual Life Insurance Company (1)	$29,314	$239,385	17	5.75%	$—	$—	—	—%

CRE - Term Warehouse Financing Facilities (2)
Wells Fargo Bank, N.A. (3)	—	—	—	—%	225,217	291,903	28	3.70%
Barclays Bank PLC (4)	—	—	—	—%	111,881	145,035	14	3.99%
JPMorgan Chase Bank, N.A. (5)	12,258	20,000	1	2.66%	207,807	268,283	17	3.56%

CMBS - Short-Term Repurchase Agreements (2)
Deutsche Bank Securities Inc.	—	—	—	—%	37,141	57,331	6	3.13%
JP Morgan Securities LLC	—	—	—	—%	33,703	42,075	13	2.87%
Barclays Capital Inc.	—	—	—	—%	87,643	112,939	7	2.82%
RBC Capital Markets, LLC	—	—	—	—%	34,829	47,081	5	2.96%
RBC (Barbados) Trading Bank Corporation	—	—	—	—%	181,584	224,972	30	2.82%
Total	$41,572	$259,385			$919,805	$1,189,619

(1)	Includes $4.0 million of deferred debt issuance costs at December 31, 2020 on the senior secured financing facility.
(2)	Outstanding borrowings include accrued interest payable.
(3)	Includes $607,000 of deferred debt issuance costs at December 31, 2019.
(4)	Includes $817,000 of deferred debt issuance costs at December 31, 2019.
(5)

Includes $1.3 million and $1.3 million of deferred debt issuance costs at December 31, 2020 and 2019, respectively, which includes $678,000 of deferred debt issuance costs at December 31, 2020 from other term warehouse financing facilities with no balance.

The following table shows information about the amount at risk under the warehouse financing facilities (dollars in thousands):

	Amount at Risk (1)	Weighted Average Remaining Maturity	Weighted Average Interest Rate
At December 31, 2020:
CRE - Term Warehouse Financing Facilities
JPMorgan Chase Bank, N. A.	$6,559	299 days	2.66%

(1)

Equal to the total of the estimated fair value of securities or loans sold and accrued interest receivable, minus the total of the warehouse financing agreement liabilities and accrued interest payable.

The Company was in compliance with all financial covenants in each of the respective agreements at December 31, 2020.

(Back to Index)

(Back to Index)

ACRES COMMERCIAL REALTY CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

DECEMBER 31, 2020

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

(Back to Index)

(Back to Index)

ACRES COMMERCIAL REALTY CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

DECEMBER 31, 2020

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

In April 2018, the Company’s indirect wholly-owned subsidiary entered into a master repurchase agreement (the “Barclays Facility”) with Barclays Bank PLC (“Barclays”) to finance the origination of CRE loans. In connection with the Barclays Facility, the Company entered into a guaranty agreement (the “Barclays Guaranty”) pursuant to which the Company fully guaranteed all payments and performance under the Barclays Facility. In May 2020, the Company entered into an amendment to the Barclays Guaranty that revised its minimum equity financial covenant as of March 1, 2020. Barclays also provided a framework to avoid credit-based markdowns for approximately four months, ending August 31, 2020. In October 2020, the Company entered into an amendment to the Barclays Guaranty that revised a covenant definition so that credit losses are determined in accordance with a risk rating-based methodology. The Barclays Facility has a maximum facility amount of $250.0 million, charges interest of one-month LIBOR plus a spread between 2.00% and 2.50% and matures in April 2021, subject to certain one-year extension options in accordance with the facility’s terms. In March 2021, the Company amended the Barclays Facility to extend the revolving period through October 2021.

The Barclays Facility contains margin call provisions that provide Barclays with certain rights when there has been a decline in the value of purchased assets. Under these circumstances, Barclays may require the Company to transfer cash in an amount necessary to eliminate such margin deficit or repurchase the asset that resulted in the margin call.

In connection with the Barclays Facility, the Company fully guaranteed all payments and performance under the Barclays Facility pursuant to a guaranty agreement (the “Barclays Guaranty”). The Barclays Guaranty includes certain financial covenants required of the Company, including required liquidity, required capital, ratios of total indebtedness to equity and EBITDA requirements. Also, ACRES RF, the direct owner of the wholly-owned subsidiary borrower, executed a pledge and security agreement with Barclays whereby it agreed to pledge and grant to Barclays a continuing security interest in any and all of its right, title and interest in and to the wholly-owned subsidiary, including all distributions, proceeds, payments, income and profits from its interests in the wholly-owned subsidiary.

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

(Back to Index)

(Back to Index)

ACRES COMMERCIAL REALTY CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

DECEMBER 31, 2020

In connection with the JPMorgan Chase Facility, the Company guaranteed the payment and performance under the JPMorgan Chase Facility pursuant to a guarantee agreement (the “JPMorgan Chase Guarantee”) subject to a limit of 25% of the then currently unpaid aggregate repurchase price of all purchased assets. The JPMorgan Chase Guarantee includes certain financial covenants required of the Company, including required liquidity, required capital, ratios of total indebtedness to equity and EBITDA requirements. Also, ACRES RF, the direct owner of the wholly-owned subsidiary borrower, executed a pledge agreement with JPMorgan Chase pursuant to which it pledged and granted to JPMorgan Chase a continuing security interest in any and all of its right, title and interest in and to the wholly-owned subsidiary, including all distributions, proceeds, payments, income and profits from its interests in the wholly-owned subsidiary.

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

CMBS - Short-Term Repurchase Agreements

The COVID-19 pandemic produced material and previously unforeseeable liquidity shocks in credit markets causing significant declines in the pricing of the Company’s investment securities available-for-sale that were collateral for the Company’s CMBS short-term repurchase facilities (see Note 9). As a result, in March 2020, the Company received written notices from RBC Capital Markets, LLC, RBC (Barbados) Trading Bank Corporation and Deutsche Bank Securities Inc. alleging that events of default had occurred under the Company’s associated repurchase agreements as a result of not meeting certain margin calls. These notices were subsequently either withdrawn or rescinded. The Company had no outstanding balances on its CMBS - short-term repurchase agreements at December 31, 2020.

Contractual maturity dates of the Company’s borrowings’ principal outstanding by category and year are presented in the table below (in thousands):

	Total	2021	2022	2023	2024	2025 and Thereafter
At December 31, 2020:
CRE securitizations	$1,038,811	$—	$—	$—	$—	$1,038,811
Unsecured junior subordinated debentures	51,548	—	—	—	—	51,548
4.50% Convertible Senior Notes	143,750	—	143,750	—	—	—
Senior Unsecured Notes due 2027	50,000	—	—	—	—	50,000
Senior Secured Financing Facility	33,360	—	—	—	—	33,360
CRE - term warehouse financing facilities (1)	13,516	13,516	—	—	—	—
Total	$1,330,985	$13,516	$143,750	$—	$—	$1,173,719

(1)	Includes accrued interest payable in the balances of principal outstanding.

NOTE 12 - SHARE ISSUANCE AND REPURCHASE

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

At December 31, 2020, the Company had 4.8 million shares of Series C Preferred Stock outstanding, with a weighted average offering price, excluding offering costs, of $25.00.

(Back to Index)

(Back to Index)

ACRES COMMERCIAL REALTY CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

DECEMBER 31, 2020

In March 2016, the Board approved a securities repurchase plan and in November 2020, the Board reauthorized and approved the continued use of the Company’s existing share repurchase program in order to repurchase up to $20.0 million of the currently outstanding shares of the Company’s common stock through March 31, 2021. In March 2021, our Board authorized the extension of the previous $20.0 million authorization through the second quarter of 2021 or until the $20.0 million is fully deployed. Additionally, the Board authorized the Company to enter into written trading plans under Rule 10b5-1 of the Securities Exchange Act of 1934. During the year ended December 31, 2020, the Company repurchased $5.4 million of its common stock, representing approximately 535,485 shares. During the years ended December 31, 2019 and 2018, the Company did not repurchase any shares of its common or preferred stock through this program. At December 31, 2020, $14.6 million remains available under this repurchase plan. From January 1, 2021 through February 28, 2021, the Company repurchased $6.9 million of its common stock, representing approximately 565,285 shares and approximately $7.7 million remains available under the plan.

In connection with the Note and Warrant Purchase Agreement, as discussed in Note 11, the Senior Unsecured Notes due 2027 give Oaktree and MassMutual warrants to purchase an aggregate of up to 1.2 million shares of common stock at an exercise price of $0.03 per share, subject to certain potential adjustments. On July 31, 2020, concurrently with the issuance of the Senior Unsecured Notes due 2027, the Company issued to Oaktree warrants to purchase 391,995 shares of common stock for an aggregate purchase price of $42.0 million and issued to MassMutual warrants to purchase 74,666 shares of common stock for an aggregate purchase price of $8.0 million. The warrants are recorded in additional paid-in capital on the consolidated balance sheet at their fair value of $3.1 million at issuance. At any time and from time to time prior to January 31, 2022, the Company may elect to issue to Oaktree and MassMutual warrants to purchase an additional 699,992 shares of the common stock for a purchase price equal to the principal amount of the additional Senior Unsecured Notes due 2027 being issued. The warrants are immediately exercisable on issuance and expire seven years from the issuance date. The warrants can be exercised with cash or as a net exercise.

NOTE 13 - SHARE-BASED COMPENSATION

In June 2019, the Company’s shareholders approved the Exantas Capital Corp. Second Amended and Restated Omnibus Equity Compensation Plan (the “June 2019 Plan”), which amended the May 2014 plan. The June 2019 Plan (i) increased the number of shares authorized for issuance from 1,091,666 shares to 1,591,666 shares; (ii) extended the expiration date from May 2024 to June 2029; and (iii) made other clarifying and updating amendments.

The following table summarizes the Company’s restricted common stock transactions:

	Non-Employee Directors	Non- Employees (1)	Total
Unvested shares at January 1, 2020	8,186	132,134	140,320
Issued	21,648	59,254	80,902
Vested	(18,224)	(181,391)	(199,615)
Forfeited	—	(9,997)	(9,997)
Unvested shares at December 31, 2020	11,610	—	11,610

(1)

Non-employees were employees of C-III or Resource America, Inc. (“Resource America”) from January 1, 2020 to July 31, 2020. On July 31, 2020, the Company’s management contract was purchased from the Prior Manager by the Manager in the ACRES acquisition. See Note 1.

On July 31, 2020, all unvested restricted stock awards were accelerated upon the close of the ACRES acquisition.

The fair values at grant date of the shares of restricted common stock granted to non-employees during the years ended December 31, 2020, 2019 and 2018 were $2.1 million, $2.0 million and $2.0 million, respectively. The fair values at grant date of the shares of restricted common stock issued to the Company’s eight non-employee directors that served at any time during the years ended December 31, 2020, 2019 and 2018 were $255,000, $300,000 and $255,000, respectively.

At December 31, 2019, the total unrecognized restricted common stock expense for non-employees was $1.1 million, with a weighted average amortization period remaining of 1.8 years. There was no unrecognized restricted common stock expense for non-employees at December 31, 2020.

(Back to Index)

(Back to Index)

ACRES COMMERCIAL REALTY CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

DECEMBER 31, 2020

The following table summarizes restricted common stock grants during the year ended December 31, 2020:

Grant Date	Shares	Vesting per Year	Vesting Date(s)
January 21, 2020 (1)	59,255	33.3%	January 21, 2021, January 21, 2022 and January 21, 2023
February 3, 2020 (1)	947	100%	February 3, 2021
March 9, 2020 (1)	3,614	100%	March 9, 2021
June 1, 2020 (1)	5,477	100%	June 1, 2021
July 31, 2020	5,231	100%	July 31, 2021
September 30, 2020	6,379	100%	September 30, 2021

(1)	All unvested restricted stock grants made before July 31, 2020 were accelerated on July 31, 2020 upon the close of the ACRES acquisition.

The following table summarizes the status of the Company’s vested stock options at December 31, 2020:

Vested Options	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Vested at January 1, 2020	3,333	$76.80
Vested	—	—
Exercised	—	—
Forfeited	—	—
Expired	—	—
Vested at December 31, 2020	3,333	$76.80	0.37	$—

There were no options granted during the years ended December 31, 2020 or 2019. The outstanding stock options have contractual terms of ten years and will expire in 2021.

The components of equity compensation expense for the periods presented are as follows (in thousands):

	Years Ended December 31,
	2020	2019	2018
Restricted shares granted to non-employees (1)	$2,855	$1,937	$2,427
Restricted shares granted to non-employee directors	281	276	290
Total	$3,136	$2,213	$2,717

(1)

Non-employees were employees of C-III or Resource America from January 1, 2020 to July 31, 2020. On July 31, 2020, the Company’s management contract was purchased from the Prior Manager by the Manager in the ACRES acquisition. See Note 1.

Under the Company’s Fourth Amended and Restated Management Agreement, as amended (“Management Agreement”), incentive compensation is paid quarterly. Up to 75% of the incentive compensation is paid in cash and at least 25% is paid in the form of an award of common stock recorded in management fees on the consolidated statements of operations. The Manager received no incentive management compensation for the years ended December 31, 2020 and 2018. During the year ended December 31, 2019, the Company incurred incentive compensation payable to the Prior Manager of $606,000 of which $455,000 was paid in cash and $151,000, representing 4,435 shares, was paid in common stock.

All equity awards, apart from incentive compensation under the Management Agreement, are discretionary in nature and subject to approval by the compensation committee of the Board.

(Back to Index)

(Back to Index)

ACRES COMMERCIAL REALTY CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

DECEMBER 31, 2020

NOTE 14 - EARNINGS PER SHARE

The following table presents a reconciliation of basic and diluted earnings (losses) per common share for the periods presented as follows (dollars in thousands, except per share amounts):

	Years Ended December 31,
	2020	2019	2018
Net (loss) income from continuing operations	$(197,713)	$36,217	$27,306
Net income allocated to preferred shares	(10,350)	(10,350)	(12,972)
Consideration paid in excess of carrying value of preferred shares	—	—	(7,482)
Net (loss) income from continuing operations allocable to common shares	(208,063)	25,867	6,852
Net (loss) income from discontinued operations, net of tax	—	(251)	121
Net (loss) income allocable to common shares	$(208,063)	$25,616	$6,973

Weighted average number of common shares outstanding:
Weighted average number of common shares outstanding - basic	10,566,904	10,476,704	10,399,440
Weighted average number of warrants outstanding (1)	196,357	—	—
Total weighted average number of common shares outstanding - basic	10,763,261	10,476,704	10,399,440
Effect of dilutive securities - unvested restricted stock	—	80,081	61,594
Weighted average number of common shares outstanding - diluted	10,763,261	10,556,785	10,461,034

Net (loss) income per common share - basic:
Continuing operations	$(19.33)	$2.47	$0.66
Discontinued operations	—	(0.02)	0.01
Net (loss) income per common share - basic	$(19.33)	$2.45	$0.67
Net (loss) income per common share - diluted:
Continuing operations	$(19.33)	$2.45	$0.66
Discontinued operations	—	(0.02)	0.01
Net (loss) income per common share - diluted	$(19.33)	$2.43	$0.67
(1)	See Note 12 for further details regarding the warrants.

For the 4.50% Convertible Senior Notes, the Company has the intent and ability to settle the principal amount in cash and intends to settle the conversion feature for the amount above the conversion price, or the conversion spread, if any, in common stock. The Company uses the treasury stock method for calculating any potential dilutive effect of the conversion spread on diluted EPS, if applicable. The conversion spread will have a dilutive impact on diluted EPS when the average market price of the Company’s common stock for a given period exceeds the conversion price of the 4.50% Convertible Senior Notes. For the years ended December 31, 2020, 2019 and 2018, the average market price of the Company’s common stock did not exceed the conversion price of the 4.50% Convertible Senior Notes, 6.00% Convertible Senior Notes and 8.00% Convertible Senior notes and as such the Convertible Senior Notes have been excluded from the computation of diluted earnings per share. The conversion rate and conversion price for the 4.50% Convertible Senior Notes are described further in Note 11.

NOTE 15 - DISTRIBUTIONS

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

The Company’s 2021 dividends will be determined by the Company’s Board, which will also consider the composition of any dividends declared, including the option of paying a portion in cash and the balance in additional shares of common stock.

For the year ended December 31, 2020, the Company did not pay any common share distributions. For the years ended December 31, 2019 and 2018, the Company declared and subsequently paid dividends of $2.85 and $1.425 per common share, respectively.

(Back to Index)

(Back to Index)

ACRES COMMERCIAL REALTY CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

DECEMBER 31, 2020

The following tables present dividends declared (on a per share basis) for the years ended December 31, 2020, 2019 and 2018 and for the period from January 1, 2018 through March 26, 2018 with respect to the Company’s Series B Preferred Stock:

	Common Stock
	Date Paid	Total Dividend Paid	Dividend Per Share
		(in thousands)
2019
December 31	January 28, 2020	$8,767	$0.825
September 30	October 25	$7,967	$0.75
June 30	July 26	$7,172	$0.675
March 31	April 26	$6,373	$0.60
2018
December 31	January 25, 2019	$5,540	$0.525
September 30	October 26	$4,749	$0.45
June 30	July 27	$3,165	$0.30
March 31	April 27	$1,584	$0.15

	Series B Preferred Stock			Series C Preferred Stock
	Date Paid	Total Dividend Paid	Dividend Per Share	Date Paid	Total Dividend Paid	Dividend Per Share
		(in thousands)			(in thousands)
2020
December 31	N/A	N/A	N/A	February 1, 2021	$2,587	$0.5390625
March 31, June 30 and September 30	N/A	N/A	N/A	October 25	$7,763	$1.6171875
2019
December 31	N/A	N/A	N/A	January 30, 2020	$2,587	$0.5390625
September 30	N/A	N/A	N/A	October 30	$2,588	$0.5390625
June 30	N/A	N/A	N/A	July 30	$2,587	$0.5390625
March 31	N/A	N/A	N/A	April 30	$2,588	$0.5390625
2018
December 31	N/A	N/A	N/A	January 30, 2019	$2,588	$0.5390625
September 30	N/A	N/A	N/A	October 30	$2,588	$0.5390625
June 30	N/A	N/A	N/A	July 30	$2,588	$0.5390625
March 31	N/A	N/A	N/A	April 30	$2,588	$0.5390625
March 26	March 26	$1,480	$0.320830	N/A	N/A	N/A

NOTE 16 - ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

The following table presents the changes in each component of accumulated other comprehensive income (loss) for the year ended December 31, 2020 (in thousands):

	Net Unrealized (Loss) Gain on Derivatives	Net Unrealized Gain (Loss) on Investment Securities Available-for-Sale	Accumulated Other Comprehensive Income (Loss)
Balance at January 1, 2020	$(3,999)	$5,820	$1,821
Other comprehensive loss before reclassifications	(7,233)	(191,283)	(198,516)
Amounts reclassified from accumulated other comprehensive income (1)	1,254	185,463	186,717
Balance at December 31, 2020	$(9,978)	$—	$(9,978)

(1)

Amounts reclassified from accumulated other comprehensive income are reclassified to interest expense and net realized and unrealized gain (loss) on investment securities available-for-sale and loans and derivatives on the Company’s consolidated statements of operations.

(Back to Index)

(Back to Index)

ACRES COMMERCIAL REALTY CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

DECEMBER 31, 2020

NOTE 17 - RELATED PARTY TRANSACTIONS

Management Agreement

In March 2005, the Company entered into a Management Agreement, which was last amended and restated on July 31, 2020, with the Manager pursuant to which the Manager provides the day-to-day management of the Company’s operations. The Management Agreement requires the Manager to manage the Company’s business affairs in conformity with the policies and investment guidelines established by the Company’s Board. The Manager provides its services under the supervision and direction of the Company’s Board. The Manager is responsible for the selection, purchase and sale of the Company’s portfolio investments, its financing activities and providing investment advisory services. The Manager and its affiliates also provides the Company with a Chief Financial Officer and a sufficient number of additional accounting, finance, tax and investor relations professionals. The Manager receives fees and is reimbursed for its expenses as follows:

•

A monthly base management fee equal to 1/12th of the amount of the Company’s equity multiplied by 1.50% ; provided, however, that for each calendar month through July 31, 2022, such fee is equal to a minimum of $442,000. During the year ended December 31, 2018, the monthly base management fee was fixed at $937,500 per month. Under the Management Agreement, “equity” is equal to the net proceeds from issuances of shares of capital stock (or the value of common shares upon the conversion of convertible securities), after deducting any underwriting discounts and commissions and other expenses and costs relating to such issuance, plus or minus the Company’s retained earnings (excluding non-cash equity compensation incurred in current or prior periods) less all amounts the Company has paid for common stock and preferred stock repurchases. The calculation is adjusted for one-time events due to changes in GAAP, as well as other non-cash charges, upon approval of the Company’s independent directors.

•

Incentive compensation, calculated quarterly until the quarter ended December 31, 2022 as follows: (A) 20% of the amount by which the Company’s core earnings (as defined in the Management Agreement) for a quarter exceeds the product of (i) the weighted average of (x) the book value divided by 10,293,783 and (y) the per share price (including the conversion price, if applicable) paid for the Company’s common shares in each offering (or issuance, upon the conversion of convertible securities) by it subsequent to September 30, 2017, multiplied by (ii) the greater of (x) 1.75% and (y) 0.4375% plus one-fourth of the Ten Year Treasury Rate for such quarter; multiplied by (B) the weighted average number of common shares outstanding during such quarter; subject to adjustment (a) to exclude events pursuant to changes in GAAP or the application of GAAP as well as non-recurring or unusual transactions or events, after discussion between the Manager and the independent directors and approval by a majority of the independent directors in the case of non-recurring or unusual transactions or events, and (b) to deduct an amount equal to any fees paid directly by a TRS (or any subsidiary thereof) to employees, agents and/or affiliates of the Manager with respect to profits of such TRS (or subsidiary thereof) generated from the services of such employees, agents and/or affiliates, the fee structure of which shall have been approved by a majority of the independent directors and which fees may not exceed 20% of the net income (before such fees) of such TRS (or subsidiary thereof).

With respect to each fiscal quarter commencing with the quarter ending December 31, 2022, an incentive management fee calculated and payable in arrears in an amount, not less than zero, equal to:

•

for the first full calendar quarter ending December 31, 2022, the product of (a) 20% and (b) the excess of (i) core earnings of the Company for such calendar quarter, over (ii) the product of (A) the Company’s book value equity as of the end of such calendar quarter, and (B) 7% per annum;

•

for each of the second, third and fourth full calendar quarters following the calendar quarter ending December 31, 2022, the excess of (1) the product of (a) 20% and (b) the excess of (i) core earnings of the Company for the calendar quarter(s) following September 30, 2022, over (ii) the product of (A) the Company’s book value equity in the calendar quarter(s) following September 30, 2022, and (B) 7% per annum, over (2) the sum of any incentive compensation paid to the Manager with respect to the prior calendar quarter(s) following September 30, 2022 (other than the most recent calendar quarter); and

(Back to Index)

(Back to Index)

ACRES COMMERCIAL REALTY CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

DECEMBER 31, 2020

•

for each calendar quarter thereafter, the excess of (1) the product of (a) 20% and (b) the excess of (i) core earnings of the Company for the previous 12-month period, over (ii) the product of (A) the Company’s book value equity in the previous 12-month period, and (B) 7% per annum, over (2) the sum of any incentive compensation paid to the Manager with respect to the first three calendar quarters of such previous 12-month period; provided, however, that no incentive compensation shall be payable with respect to any calendar quarter unless Core Earnings for the 12 most recently completed calendar quarters (or such lesser number of completed calendar quarters from September 30, 2022) in the aggregate is greater than zero.

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

The Management Agreement’s current contract term ends on July 31, 2023 and the agreement provides for automatic one year renewals on such date and on each July 31 thereafter until terminated. The Company’s Board reviews the Manager’s performance annually. The Management Agreement may be terminated annually upon the affirmative vote of at least two-thirds of the Company’s independent directors, or by the affirmative vote of the holders of at least a majority of the outstanding shares of its common stock, based upon unsatisfactory performance that is materially detrimental to the Company or a determination by its independent directors that the management fees payable to the Manager are not fair, subject to the Manager’s right to prevent such a compensation termination by accepting a mutually acceptable reduction of management fees. The Company’s Board must provide 180 days’ prior notice of any such termination. If the Company terminates the Management Agreement, the Manager is entitled to a termination fee equal to four times the sum of the average annual base management fee and the average annual incentive compensation earned by the Manager during the two 12-month periods immediately preceding the date of termination, calculated as of the end of the most recently completed fiscal quarter before the date of termination.

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

(Back to Index)

(Back to Index)

ACRES COMMERCIAL REALTY CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

DECEMBER 31, 2020

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

Effective on July 31, 2020, the Company has a Management Agreement with the Manager pursuant to which the Manager provides the day-to-day management of the Company’s operations and receives management fees. For the year ended December 31, 2020, the Manager earned base management fees of approximately $2.2 million. No incentive compensation was earned for the year ended December 31, 2020. At December 31, 2020, $442,000 of base management fees were payable by the Company to the Manager. There was no incentive compensation payable at December 31, 2020. The Manager and its affiliates provided the Company with a Chief Financial Officer and a sufficient number of additional accounting, finance, tax and investor relations professionals. The Company reimbursed the Manager’s expenses for (a) the wages, salaries and benefits of the Chief Financial Officer, and (b) a portion of the wages, salaries and benefits of accounting, finance, tax and investor relations professionals, in proportion to such personnel’s percentage of time allocated to the Company’s operations. The Company reimbursed out-of-pocket expenses and certain other costs incurred by the Manager that related directly to the Company’s operations. For the year ended December 31, 2020, the Company reimbursed the Manager $1.8 million for all such compensation and costs. At December 31, 2020, the Company had payables to the Manager pursuant to the Management Agreement totaling approximately $380,000 related to such compensation and costs. The Company’s base management fee payable and expense reimbursements payable were recorded in management fee payable and accounts payable and other liabilities on the consolidated balance sheet, respectively.

On July 31, 2020, ACRES RF, a direct, wholly owned subsidiary of the Company, provided a $12.0 million loan (the “ACRES Loan”) to ACRES Capital Corp. evidenced by the Promissory Note from ACRES Capital Corp.

The ACRES Loan accrues interest at 3.00% per annum payable monthly. The monthly amortization payment is $25,000. The ACRES Loan matures in six years, subject to two one-year extensions (at ACRES Capital Corp.’s option) subject to the payment of a 0.5% extension fee to ACRES RF on the outstanding principal amount of the ACRES Loan.

During the year ended December 31, 2020, the Company recorded interest income of $153,000 on the ACRES Loan in other income on the consolidated statements of operations. At December 31, 2020, the ACRES Loan had a principal balance of $11.9 million recorded in loan receivable - related party on the consolidated balance sheet. At December 31, 2020, the ACRES loan had no interest receivable.

During the year ended December 31, 2020, the Company originated two CRE whole loans with a total par of $24.0 million that were refinanced from loans originated by affiliates of the Manager.

At December 31, 2020, the Company retained equity in one securitization entity that was structured for the Company by the Manager. Under the Management Agreement, the Manager was not separately compensated by the Company for executing this transaction and was not separately compensated for managing the securitization entity and its assets.

Relationship with ACRES Capital Servicing LLC. Under the MassMutual Loan Agreement, ACRES Capital Servicing LLC (“ACRES Capital Servicing”), an affiliate of ACRES Capital Corp. and the Manager, serves as the portfolio servicer. Additionally, ACRES Capital Servicing serves as special servicer of XAN 2020-RSO9. During the year ended December 31, 2020, ACRES Capital Servicing received no portfolio servicing fees or special servicing fees.

(Back to Index)

(Back to Index)

ACRES COMMERCIAL REALTY CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

DECEMBER 31, 2020

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

Prior to July 31, 2020, the Company had a management agreement with the Prior Manager pursuant to which the Prior Manager provided the day-to-day management of the Company’s operations and received substantial fees. For the years ended December 31, 2020, 2019 and 2018, the Prior Manager earned base management fees of $3.8 million, $8.3 million and $11.3 million, respectively. The Prior Manager did not earn incentive compensation for the years ended December 31, 2020 and 2018. For the year ended December 31, 2019, the Prior Manager earned incentive compensation of $606,000, of which $455,000 was paid in cash and $151,000 was paid in common stock. At December 31, 2020, there was no base management fees payable by the Company to the Prior Manager. At December 31, 2019, $701,000 of base management fees were payable by the Company to the Prior Manager. There was no incentive compensation payable at December 31, 2020 and 2019. The Prior Manager and its affiliates provided the Company with a Chief Financial Officer and a sufficient number of additional accounting, finance, tax and investor relations professionals. The Company reimbursed the Prior Manager’s and its affiliates’ expenses for (a) the wages, salaries and benefits of the Chief Financial Officer, (b) a portion of the wages, salaries and benefits of accounting, finance, tax and investor relations professionals, in proportion to such personnel’s percentage of time allocated to the Company’s operations, and (c) personnel principally devoted to the Company’s ancillary operating subsidiaries. The Company reimbursed out-of-pocket expenses and certain other costs incurred by the Prior Manager and its affiliates that relate directly to the Company’s operations. For the years ended December 31, 2020, 2019 and 2018, the Company reimbursed the Prior Manager $4.1 million, $4.2 million and $5.0 million, respectively, for all such compensation and costs. At December 31, 2019, the Company had payables to Resource America and its subsidiaries pursuant to the management agreement totaling approximately $1.1 million. The Company had no payables to Resource America and its subsidiaries at December 31, 2020. The Company’s base management fee payable and expense reimbursements payable were recorded in management fee payable and accounts payable and other liabilities on the consolidated balance sheets, respectively.

In July 2020, ACRES and the Company entered into agreements with Resource America pursuant to which Resource America provides office space and other office-related services as well as performs an internal audit program. During the year ended December 31, 2020, the Company incurred $40,000 of expenses in connection with these agreements. In September 2020, the agreements were transferred to Resource Real Estate Opportunity REIT, Inc. (“Resource Real Estate Opportunity REIT”).

At December 31, 2020, the Company retained equity in five securitization entities that were structured for the Company by the Prior Manager, although three of the securitization entities were substantially liquidated as of December 31, 2020. Under the Management Agreement, the Prior Manager was not separately compensated by the Company for executing these transactions and was not separately compensated for managing the securitizations entities and their assets.

Relationship with Resource Real Estate, LLC. Resource Real Estate, LLC (“Resource Real Estate”), an indirect wholly-owned subsidiary of Resource America and C-III, originated, financed and managed the Company’s CRE loan portfolio until the ACRES acquisition on July 31, 2020. The Company reimbursed Resource Real Estate for loan origination costs associated with all loans originated. At December 31, 2019, the Company had receivables from Resource Real Estate for loan deposits of $101,000. There were no receivables from Resource Real Estate for loan deposits at December 31, 2020.

Resource Real Estate served as special servicer for the following liquidated real estate securitization transactions, which provided financing for CRE loans: (i) Resource Capital Corp. 2014-CRE2, Ltd., a $353.9 million securitization that closed in July 2014 and liquidated in August 2017; (ii) Resource Capital Corp. 2015-CRE3, Ltd., a $346.2 million securitization that closed in February 2015 and liquidated in August 2018; (iii) Resource Capital Corp. 2015-CRE4, Ltd., a $312.9 million securitization that closed in August 2015 and liquidated in July 2018; and (iv) RCC 2017-CRE5, a $376.7 million securitization that closed in July 2017 and liquidated in July 2019. Resource Real Estate also served as special servicer for XAN 2020-RSO8, a $522.6 million securitization that closed on March 2020. Resource Real Estate did not earn any special servicing fees during the years ended December 31, 2020, 2019 and 2018.

(Back to Index)

(Back to Index)

ACRES COMMERCIAL REALTY CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

DECEMBER 31, 2020

Relationship with C-III Commercial Mortgage LLC and C3AM. In May 2019, ACRES RF entered into a Mortgage Loan Sale and Purchase Agreement (the “May 2019 Loan Acquisition Agreement”) with C-III Commercial Mortgage LLC (“C-III Commercial Mortgage”), a wholly-owned subsidiary of C-III, that provided for the acquisition by ACRES RF of certain CRE loans on a servicing-released basis at par, plus accrued and unpaid interest on each loan for an aggregate purchase price of $197.6 million. In accordance with the terms of the May 2019 Loan Acquisition Agreement, C-III Commercial Mortgage retains its title to all exit fees in excess of 0.50% of the outstanding principal balance. During the years ended December 31, 2020 and 2019, C-III Commercial Mortgage earned approximately $74,000 and $108,000, respectively, in exit fees. The Company had outstanding payables to C-III Commercial Mortgage of $48,000 at December 31, 2020 and none at December 31, 2019.

C3AM served as the primary servicer for the CRE loans acquired in the May 2019 Loan Acquisition Agreement and for the CRE loans collateralizing RCC 2017-CRE5, XAN 2018-RSO6, a $514.2 million securitization that closed in June 2018 and liquidated in September 2020, and XAN 2019-RSO7, a $687.2 million securitization that closed in April 2019. C3AM received servicing fees, payable monthly on an asset-by-asset basis. C3AM served as special servicer for C40, XAN 2018-RSO6 and XAN 2019-RSO7, under which it received a base special servicing fee. During the years ended December 31, 2019 and 2018, C3AM earned approximately $565,000 and $321,000, respectively. The Company had payables to C3AM of approximately $37,000 at December 31, 2019.

On December 31, 2019, C3AM was sold by C-III to an unaffiliated third party. As such, C3AM ceased being a related party under common control effective January 1, 2020.

Relationship with Resource Real Estate Opportunity REIT

In July 2020, ACRES and the Company entered into agreements with Resource America pursuant to which Resource America provided office space and other office-related services as well as performed an internal audit program. In September 2020, the sublease was assigned from Resource America to Resource Real Estate Opportunity REIT and the internal audit engagement letter was assigned from Resource America to Resource NewCo LLC, a subsidiary of Resource Real Estate Opportunity REIT. A non-employee director of the Company is an executive at, and a director of, Resource Real Estate Opportunity REIT. During the year ended December 31, 2020, the Company incurred $45,000 of expenses in connection with these agreements. The Company had no payables to Resource Real Estate Opportunity REIT of approximately at December 31, 2020.

NOTE 18 - FAIR VALUE OF FINANCIAL INSTRUMENTS

The following table presents the Company’s financial instruments carried at fair value on a recurring basis based upon the fair value hierarchy (in thousands):

	Level 1	Level 2	Level 3	Total
At December 31, 2020:
Assets:
Investment securities available-for-sale	$—	$—	$2,080	$2,080
Total assets at fair value	$—	$—	$2,080	$2,080

At December 31, 2019:
Assets:
Investment securities available-for-sale	$—	$—	$520,714	$520,714
Derivatives	—	30	—	30
Total assets at fair value	$—	$30	$520,714	$520,744

Liabilities:
Derivatives	$—	$4,558	$—	$4,558
Total liabilities at fair value	$—	$4,558	$—	$4,558

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

(Back to Index)

(Back to Index)

ACRES COMMERCIAL REALTY CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

DECEMBER 31, 2020

The following table presents additional information about the Company’s assets that are measured at fair value on a recurring basis for which the Company has utilized Level 3 inputs (in thousands):

CMBS
Balance, January 1, 2020	$520,714
Included in earnings	(185,929)
Purchases	24,600
Sales	(111,846)
Paydowns	(4,733)
Relinquishments	(234,906)
Included in other comprehensive loss	(5,820)
Balance, December 31, 2020	$2,080

The Company reported a certain asset held for sale and indemnification liability as financial instruments that are carried at fair value on a nonrecurring basis on its consolidated balance sheet at December 31, 2019. In the fourth quarter 2020, the asset held for sale was sold and the indemnification was relieved. The following table summarizes the Company’s financial instruments measured at fair value on a nonrecurring basis based upon the fair value hierarchy (in thousands):

	Level 1	Level 2	Level 3	Total
At December 31, 2019:
Assets:
Asset held for sale	$—	$—	$16,500	$16,500
Total assets at fair value	$—	$—	$16,500	$16,500

Liabilities:
Pearlmark Mezz indemnification	$—	$—	$56	$56
Total liabilities at fair value	$—	$—	$56	$56

In November 2020, the Company received a deed in lieu of foreclosure on one CRE whole loan. The Company engaged third-party sources to determine the value of the assets relating to the real estate owned (“REO”) property. The REO property was determined to have a total fair value of $39.8 million, comprised of building improvements, site improvements, furniture and fixtures, a below market lease intangible, a franchise intangible and value relating to the existing customer list.

In November 2019, the Company foreclosed on its remaining legacy CRE loan held for sale, and obtained ownership of the underlying property, which remained classified as an asset held for sale on the consolidated balance sheets, recorded at the lower of cost or fair market value. An appraisal was received on the property in February 2020 and concluded its fair value, less estimated costs to sell, was $16.5 million, the effect of which was recorded as of December 31, 2019. At December 31, 2019 the asset held for sale had a fair value of $16.5 million. In the first quarter of 2020, the Company received a $13.5 million offer on the property, which was subsequently revoked. In the third quarter of 2020, the Company received a new offer of $11.0 million on the property. Net of approximately $715,000 of estimated costs to sell, the asset was valued at $10.3 million. The property was sold in December 2020 for proceeds of $10.3 million.  During the years ended December 31, 2020, 2019 and 2018, the Company recorded losses of $8.8 million, $4.7 million and $7.2 million, respectively, on the remaining CRE asset held for sale, which included protective advances to cover borrower operating losses of $2.7 million, $1.2 million and $1.7 million, respectively. During the year ended December 31, 2020, the loss was primarily attributable to fair value charges of $6.2 million in connection with the offers received on the property adjusted for the estimated costs to sell.

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

(Back to Index)

(Back to Index)

ACRES COMMERCIAL REALTY CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

DECEMBER 31, 2020

The fair values of the Company’s loans held for investment are measured by discounting the expected future cash flows using the current interest rates at which similar loans would be made to borrowers with similar credit ratings and for the same remaining maturities. Par values of loans with variable interest rates are expected to approximate fair value unless evidence of credit deterioration exists, in which case the fair value approximates the par value less the loan’s allowance estimated through individual evaluation. Fair values of loans with fixed rates are calculated using the net present values of future cash flows, discounted at market rates. The Company’s floating-rate CRE loans had interest rates from 4.10% to 9.75% and 4.45% to 7.96% at December 31, 2020 and 2019, respectively.

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

Warehouse financing facilities are variable rate debt instruments indexed to LIBOR that reset periodically and, as a result, their carrying value approximates their fair value, excluding deferred debt issuance costs.

(Back to Index)

(Back to Index)

ACRES COMMERCIAL REALTY CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

DECEMBER 31, 2020

The fair values of the Company’s remaining financial instruments that are not reported at fair value on the consolidated balance sheets are reported in the following table (in thousands):

		Fair Value Measurements
	Carrying Value	Fair Value	Quoted Prices in Active Markets for Identical Assets of Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
At December 31, 2020:
Assets:
CRE whole loans held for investment	$1,477,295	$1,513,822	$—	$—	$1,513,822
CRE mezzanine loan	$4,399	$4,700	$—	$—	$4,700
CRE preferred equity investments	$25,988	$27,650	$—	$—	$27,650
CRE whole loans, fixed-rate (1)	$4,809	$4,809	$—	$—	$4,809
Loan receivable - related party	$11,875	$10,184	$—	$—	$10,184

Liabilities:
Senior notes in CRE securitizations	$1,027,929	$1,030,854	$—	$—	$1,030,854
Junior subordinated notes	$51,548	$31,955	$—	$—	$31,955
Convertible notes	$137,252	$132,437	$—	$—	$132,437
Senior Unsecured Notes due 2027	$46,426	$58,910	$—	$—	$58,910
Senior secured financing facility	$29,314	$33,360	$—	$—	$33,360
Warehouse financing facilities	$12,258	$13,516	$—	$—	$13,516

At December 31, 2019:
Assets:
CRE whole loans held for investment	$1,759,137	$1,768,322	$—	$—	$1,768,322
CRE mezzanine loan	$4,700	$4,700	$—	$—	$4,700
CRE preferred equity investments	$26,148	$26,237	$—	$—	$26,237
Asset held for sale	$16,500	$16,500	$—	$—	$16,500

Liabilities:
Senior notes in CRE securitizations	$746,438	$754,023	$—	$—	$754,023
Junior subordinated notes	$51,548	$25,831	$—	$—	$25,831
Convertible senior notes	$154,786	$164,932	$—	$—	$164,932
Warehouse financing facilities and repurchase agreements	$919,805	$922,519	$—	$—	$922,519

(1)	Classified as other assets on the consolidated balance sheet.
NOTE 19 - MARKET RISK AND DERIVATIVE INSTRUMENTS

The Company is affected by changes in certain market conditions. These changes in market conditions may adversely impact the Company’s financial performance and are referred to as “market risks.” When deemed appropriate, the Company uses derivatives as a risk management tool to mitigate the potential impact of certain market risks. The primary market risk managed by the Company through the use of derivative instruments is interest rate risk and market price risk.

The Company may hold various derivatives in the ordinary course of business, including interest rate swaps. Interest rate swaps are contracts between two parties to exchange cash flows based on specified underlying notional amounts, assets and/or indices.

(Back to Index)

(Back to Index)

ACRES COMMERCIAL REALTY CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

DECEMBER 31, 2020

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

At December 31, 2020, the Company had no interest rate swap hedge contracts outstanding. At December 31, 2019, the Company had 19 interest rate swap contracts outstanding whereby the Company paid a weighted average fixed rate of 2.47% and received a variable rate equal to one-month LIBOR. The aggregate notional amount of these contracts was $90.2 million at December 31, 2019. The counterparty for the Company’s designated interest rate hedge contracts at December 31, 2019, was Wells Fargo.

The Company had a master netting agreement with Wells Fargo at December 31, 2019, which was terminated during the year ended December 31, 2020. At December 31, 2019, the estimated fair value of the Company’s centrally-cleared interest rate swap hedge contracts in an asset position was $30,000. At December 31, 2019, the estimated fair value of the Company’s centrally cleared interest rate swap hedge contracts in a liability position was $4.6 million. The Company had aggregate unrealized losses of $4.0 million on the interest rate swap hedge contracts at December 31, 2019, which were recorded in accumulated other comprehensive income (loss) on the consolidated balance sheets.

The Company terminated all of its interest rate swap positions associated with its financed CMBS portfolio in April 2020. At termination, the Company realized a loss of $11.8 million. At December 31, 2020, the Company had a loss of $10.4 million recorded in accumulated other comprehensive (loss) income, which will be amortized into earnings over the remaining life of the debt. During the year ended December 31, 2020, the Company recorded amortization expense, reported in interest expense on the consolidated statements of operations, of $1.3 million.

At December 31, 2020 and 2019, the Company had an unrealized gain of $438,000 and $530,000, respectively, attributable to two terminated interest rate swaps in accumulated other comprehensive income (loss) on the consolidated balance sheets, to be accreted into earnings over the remaining life of the debt. The Company recorded accretion income, reported in interest expense on the consolidated statements of operations, of $92,000 and $91,000 into earnings during the years ended December 31, 2020 and 2019, respectively.

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

(Back to Index)

(Back to Index)

ACRES COMMERCIAL REALTY CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

DECEMBER 31, 2020

The following tables present the fair value of the Company’s derivative financial instruments at December 31, 2020 and 2019 on the Company’s consolidated balance sheets and the related effect of the derivative instruments on the consolidated statements of operations during the years ended December 31, 2020, 2019 and 2018:

Fair Value of Derivative Instruments (in thousands)

	Liability Derivatives
At December 31, 2020	Notional Amount	Consolidated Balance Sheets Location	Fair Value
Interest rate swap contracts, hedging	$—	Accumulated other comprehensive (loss) income	$(9,978)

	Asset Derivatives
At December 31, 2019	Notional Amount	Consolidated Balance Sheets Location	Fair Value
Interest rate swap contracts, hedging (1)	$2,630	Derivatives, at fair value	$30

	Liability Derivatives
	Notional Amount	Consolidated Balance Sheets Location	Fair Value
Interest rate swap contracts, hedging (1)	$87,551	Derivatives, at fair value	$4,558
Interest rate swap contracts, hedging	$90,181	Accumulated other comprehensive (loss) income	$(3,999)

(1)	Interest rate swap contracts are accounted for as cash flow hedges.

The Effect of Derivative Instruments on the Consolidated Statements of Operations (in thousands)

	Derivatives
Year Ended December 31, 2020	Consolidated Statements of Operations Location	Realized and Unrealized Gain (Loss) (1)
Interest rate swap contracts	Other (expense) income	$(10)
Interest rate swap contracts, hedging	Interest expense	$(1,562)

	Derivatives
Year Ended December 31, 2019	Consolidated Statements of Operations Location	Realized and Unrealized Gain (Loss) (1)
Interest rate swap contracts, hedging	Interest expense	$(138)

	Derivatives
Year Ended December 31, 2018	Consolidated Statements of Operations Location	Realized and Unrealized Gain (Loss) (1)
Interest rate swap contracts, hedging	Interest expense	$(169)

(1)	Negative values indicate a decrease to the associated consolidated statements of operations line items.

NOTE 20 - OFFSETTING OF FINANCIAL ASSETS AND LIABILITIES

The following table presents a summary of the Company’s offsetting of derivative assets (in thousands):

	(i) Gross Amounts	(ii) Gross Amounts Offset on the	(iii) = (i) - (ii) Net Amounts of Assets Presented on the	(iv) Gross Amounts Not Offset on the Consolidated Balance Sheets
	of Recognized Assets	Consolidated Balance Sheets	Consolidated Balance Sheets	Financial Instruments	Cash Collateral Pledged	(v) = (iii) - (iv) Net Amount
At December 31, 2019:
Derivatives, at fair value	$30	$—	$30	$—	$—	$30

(Back to Index)

(Back to Index)

ACRES COMMERCIAL REALTY CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

DECEMBER 31, 2020

The following table presents a summary of the Company’s offsetting of financial liabilities and derivative liabilities (in thousands, except amounts in footnotes):

	(i) Gross Amounts	(ii) Gross Amounts Offset on the	(iii) = (i) - (ii) Net Amounts of Liabilities Presented on the	(iv) Gross Amounts Not Offset on the Consolidated Balance Sheets
	of Recognized Liabilities	Consolidated Balance Sheets	Consolidated Balance Sheets	Financial Instruments (1)	Cash Collateral Pledged	(v) = (iii) - (iv) Net Amount
At December 31, 2020:
Warehouse financing facilities (2)	$12,258	$—	$12,258	$12,258	$—	$—
Total	$12,258	$—	$12,258	$12,258	$—	$—
At December 31, 2019:
Derivatives, at fair value (3)	$4,558	$—	$4,558	$—	$4,558	$—
Warehouse financing facilities and repurchase agreements (2)	919,805	—	919,805	915,041	4,764	—
Total	$924,363	$—	$924,363	$915,041	$9,322	$—

(1)	Amounts represent financial instruments pledged that are available to be offset against liability balances associated with term warehouse financing facilities, repurchase agreements and derivatives.
(2)

The combined fair value of securities and loans pledged against the Company’s various warehouse financing facilities and repurchase agreements was $20.0 million and $1.2 billion at December 31, 2020 and 2019, respectively.

(3)	The Company posted excess cash collateral of $4.6 million related to interest rate swap contracts outstanding at December 31, 2019.

All balances associated with repurchase agreements and derivatives are presented on a gross basis on the Company’s consolidated balance sheets.

Certain of the Company’s repurchase agreements and derivative transactions are governed by underlying agreements that generally provide for a right of offset in the event of default or in the event of a bankruptcy of either party to the transaction.

NOTE 21 - INCOME TAXES

The following table details the components of income taxes (in thousands):

	Years Ended December 31,
	2020	2019	2018
Income tax (benefit) expense:
Current:
Federal	$—	$—	$—
State	—	—	(316)
Total current	—	—	(316)
Deferred:
Federal	—	—	(27)
State	—	—	—
Total deferred	—	—	(27)
Total	$—	$—	$(343)

(Back to Index)

(Back to Index)

ACRES COMMERCIAL REALTY CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

DECEMBER 31, 2020

A reconciliation of the income tax expense based upon the statutory tax rate to the effective income tax rate was as follows for the years presented (in thousands):

	Years Ended December 31,
	2020	2019	2018
Income tax (benefit) expense:
Statutory tax	$(37)	$6	$(220)
State and local taxes, net of federal benefit	(3,353)	2,716	(1,007)
Permanent adjustments	—	—	(3)
True-up of prior period tax expense	—	816	(4)
Valuation allowance	6,407	(5,402)	5,348
Discontinued operations adjustment	—	863	(4,344)
Other items	(3,017)	1,001	(113)
Total	$—	$—	$(343)

The components of deferred tax assets and liabilities were as follows (in thousands):

	December 31,
	2020	2019
Deferred tax assets related to:
Federal, state and local loss carryforwards	$13,764	$7,026
Accrued expenses	—	27
Charitable contribution carryforward	58	16
Amortization of intangibles	—	466
Unrealized gains	—	662
Capital loss carryforward	327	2,736
Equity investments	7,369	—
Total deferred tax assets	21,518	10,933
Valuation allowance	(21,235)	(9,883)
Total deferred tax assets, net of valuation allowance	$283	$1,050

Deferred tax liabilities related to:
Investment in securities	$—	$(1,050)
Amortization of intangibles	(252)	—
Unrealized gains	(31)	—
Total deferred tax liabilities	$(283)	$(1,050)

Deferred tax assets, net	$—	$—

At December 31, 2020 and 2019, the Company had $59.4 million and $58.5 million, respectively, of total gross federal and $1.6 million and $1.5 million, respectively, of total gross state and local net operating tax loss carryforwards. The Company had full valuation allowances on its total gross federal, state and local net operating tax loss carryforwards as of December 31, 2020 and 2019.

At December 31, 2020 and 2019, the Company had $59.4 million and $28.0 million, respectively, of gross federal and $1.6 million and $1.5 million, respectively, of gross state and local net operating tax loss carryforwards (a collective deferred tax asset of $13.8 million and $7.0 million, respectively) reported in other assets in the Company’s consolidated balance sheets. The Company also generated a gross capital loss carryforward of $969,000 in 2020 (tax effected expense of $327,000). Due to changes in management’s focus regarding the non-core asset classes, the Company determined that it no longer expected to have sufficient forecasted taxable income to completely realize the tax benefits of the deferred tax assets at December 31, 2020 and 2019. Therefore, a gross valuation allowance of $62.9 million and $32.9 million (tax effected expense of $21.2 million and $9.9 million) has been recorded against the deferred tax asset at December 31, 2020 and 2019, respectively. Management will continue to assess its estimate of the amount of deferred tax assets that the Company will be able to utilize.

The Company is subject to examination by the Internal Revenue Service for calendar years including and subsequent to 2018, and is subject to examination by state and local jurisdictions for calendar years including and subsequent to 2016.

(Back to Index)

(Back to Index)

ACRES COMMERCIAL REALTY CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

DECEMBER 31, 2020

NOTE 22 - QUARTERLY RESULTS

The following is a presentation of the quarterly results of operations:

	March 31	June 30	September 30	December 31
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
	(in thousands, except per share data)
Year ended December 31, 2020:
Interest income	$33,290	$27,243	$24,638	$23,072
Interest expense	18,394	12,547	13,033	14,034
Net interest income	$14,896	$14,696	$11,605	$9,038
Net (loss) income from continuing operations	$(196,521)	$(33,400)	$8,159	$24,049
Net loss from discontinued operations	—	—	—	—
Net income	(196,521)	(33,400)	8,159	24,049
Net income allocated to preferred shares	(2,588)	(2,587)	(2,588)	(2,587)
Net (loss) income allocable to common shares	$(199,109)	$(35,987)	$5,571	$21,462
Net (loss) income per common share from continuing operations - basic	$(18.89)	$(3.41)	$0.51	$1.96
Net loss per common share from discontinued operations - basic	—	—	—	—
Total net (loss) income per common share - basic	$(18.89)	$(3.41)	$0.51	$1.96
Net (loss) income per common share from continuing operations - diluted	$(18.89)	$(3.41)	$0.51	$1.95
Net loss per common share from discontinued operations - diluted	—	—	—	—
Total net (loss) income per common share - diluted	$(18.89)	$(3.41)	$0.51	$1.95

	March 31	June 30	September 30	December 31
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
	(in thousands, except per share data)
Year ended December 31, 2019:
Interest income	$33,932	$37,138	$39,292	$34,524
Interest expense	19,395	21,581	22,712	20,149
Net interest income	$14,537	$15,557	$16,580	$14,375
Net income from continuing operations	$8,170	$9,003	$12,620	$6,424
Net loss from discontinued operations	(37)	(112)	(63)	(39)
Net income	8,133	8,891	12,557	6,385
Net income allocated to preferred shares	(2,588)	(2,587)	(2,588)	(2,587)
Net income allocable to common shares	$5,545	$6,304	$9,969	$3,798
Net income per common share from continuing operations - basic	$0.53	$0.61	$0.96	$0.37
Net loss per common share from discontinued operations - basic	—	(0.01)	(0.01)	—
Total net income per common share - basic	$0.53	$0.60	$0.95	$0.37
Net income per common share from continuing operations - diluted	$0.53	$0.61	$0.95	$0.36
Net loss per common share from discontinued operations - diluted	—	(0.01)	(0.01)	—
Total net income per common share - diluted	$0.53	$0.60	$0.94	$0.36

NOTE 23 - COMMITMENTS AND CONTINGENCIES

The Company may become involved in litigation on various matters due to the nature of the Company’s business activities. The resolution of these matters may result in adverse judgments, fines, penalties, injunctions and other relief against the Company as well as monetary payments or other agreements and obligations. In addition, the Company may enter into settlements on certain matters in order to avoid the additional costs of engaging in litigation. Except as discussed below, the Company is unaware of any contingencies arising from such litigation that would require accrual or disclosure in the consolidated financial statements at December 31, 2020.

(Back to Index)

(Back to Index)

ACRES COMMERCIAL REALTY CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

DECEMBER 31, 2020

Primary Capital Mortgage, LLC (“PCM”) is subject to potential litigation related to claims for repurchases or indemnifications on loans that PCM has sold to third parties. At December 31, 2020 and 2019, no such litigation demand was outstanding. Reserves for such potential litigation demands are included in the reserve for mortgage repurchases and indemnifications that totaled $1.5 million and $1.7 million at December 31, 2020 and 2019, respectively. The reserves for mortgage repurchases and indemnifications are included in liabilities held for sale on the consolidated balance sheets.

Settled and Dismissed Litigation Matters

In April 2018, the Company funded $2.0 million into escrow in connection with the proposed settlement of outstanding litigation, which was settled in August 2018. The Company did not have any general litigation reserve at December 31, 2020 or 2019.

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

(Back to Index)

(Back to Index)

ACRES COMMERCIAL REALTY CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

DECEMBER 31, 2020

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

Impact of COVID-19

As discussed in Note 2, the impact of the COVID-19 pandemic in the U.S. and globally has, and will continue to, adversely impact the Company, its borrowers and their tenants, the properties securing its investments and the economy as a whole. The magnitude and duration of the COVID-19 pandemic could be significant and will depend on future developments, which are uncertain and cannot be predicted, including new information that may emerge about the severity of the pandemic, the extension of quarantines and restrictions on travel, the discovery of successful treatments and the ensuing reactions by consumers, companies, governmental entities and global markets. The Company had no contingent liabilities at December 31, 2020 recorded in connection with the COVID-19 pandemic, however the prolonged duration and impact of the COVID-19 pandemic has had, and may continue to have, a long-term and material impact on its results of operations, financial condition and cash flows.

Other Contingencies

As part of the May 2017 sale of its equity interest in Pearlmark Mezzanine Realty Partners IV, L.P., the Company entered into an indemnification agreement pursuant to which the Company agreed to indemnify the purchaser against realized losses of up to $4.3 million on one mezzanine loan until its final maturity date in 2020. As a result of the indemnified party’s partial sale of the mezzanine loan, the maximum exposure was reduced to $536,000 in 2019. In October 2020, the mezzanine loan paid off its balance to the indemnified party, resulting in the extinguishment of the Company’s liability. During the years ended December 31, 2020 and 2019, the Company recorded a reversal of its reserve for probable losses of $56,000 and $647,000, respectively. At December 31, 2019, the Company had a contingent liability, reported in accounts payable and other liabilities on its consolidated balance sheets, of $56,000, respectively, outstanding as a reserve for probable indemnification losses.

PCM is subject to additional claims for repurchases or indemnifications on loans that PCM has sold to investors. At December 31, 2020 and 2019, outstanding demands for indemnification, repurchase or make whole payments totaled $3.3 million. The Company’s estimated exposure for such outstanding claims, as well as unasserted claims, is included in its reserve for mortgage repurchases and indemnifications.

Unfunded Commitments

Unfunded commitments on the Company’s originated CRE loans generally fall into two categories: (1) pre-approved capital improvement projects; and (2) new or additional construction costs subject, in each case, to the borrower meeting specified criteria. Upon completion of the improvements or construction, the Company would receive additional interest income on the advanced amount. Whole loans had $67.2 million and $98.0 million in unfunded loan commitments at December 31, 2020 and 2019, respectively. Preferred equity investments had $2.5 million and $3.0 million in unfunded investment commitments at December 31, 2020 and 2019, respectively.

NOTE 24 - SUBSEQUENT EVENTS

The Company has evaluated subsequent events through the filing of this report and determined that, except for the subsequent events referred to in Note 11 and Note 12, there have not been any events that have occurred that would require adjustments to or disclosures in the consolidated financial statements.

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

Management assessed the effectiveness of our internal control over financial reporting at December 31, 2020. In making this assessment, management used the criteria set forth in the 2013 version of the Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based upon this assessment, management concluded that our internal control over financial reporting is effective at December 31, 2020.

Our independent registered public accounting firm, Grant Thornton LLP, audited our internal control over financial reporting at December 31, 2020. Their report, dated March 11, 2021, expressed an unqualified opinion on our internal control over financial reporting. This report is included in this Item 9A.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended December 31, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

(Back to Index)

(Back to Index)

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders

ACRES Commercial Realty Corp.

Opinion on internal control over financial reporting

We have audited the internal control over financial reporting of ACRES Commercial Realty Corp. (a Maryland corporation) and subsidiaries (the “Company”) as of December 31, 2020, based on criteria established in the 2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2020, based on criteria established in the 2013 Internal Control—Integrated Framework issued by COSO.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the consolidated financial statements of the Company as of and for the year ended December 31, 2020, and our report dated March 11, 2021 expressed an unqualified opinion on those financial statements.

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

/s/ GRANT THORNTON LLP

Philadelphia, Pennsylvania

March 11, 2021

(Back to Index)

(Back to Index)

ITEM 9B.	OTHER INFORMATION

On March 9, 2021, an indirect wholly owned subsidiary entered into the first amendment to the Master Repurchase Agreement, dated April 10, 2018 (“Repurchase Agreement”) with Barclays Bank PLC (“Barclays”) to amend the revolving period to end on October 29, 2021 rather than April 9, 2021.

The foregoing description does not purport to be complete and is qualified in its entirety by reference to the full text of the First Amendment to the Master Repurchase Agreement with Barclays Bank PLC dated March 9, 2021, which is filed as Exhibit 99.3(b) with this annual report on 10-K and is incorporated herein by reference.

(Back to Index)

(Back to Index)

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this item will be set forth in our definitive proxy statement with respect to our 2021 annual meeting of stockholders, to be filed on or before April 30, 2021 (“2021 Proxy Statement”), which is incorporated herein by this reference.

ITEM 11.	EXECUTIVE COMPENSATION

The information required by this item will be set forth in our 2021 Proxy Statement, which is incorporated herein by this reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this item will be set forth in our 2021 Proxy Statement, which is incorporated herein by this reference.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

The information required by this item will be set forth in our 2021 Proxy Statement, which is incorporated herein by this reference.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this item will be set forth in our 2021 Proxy Statement, which is incorporated herein by this reference.

(Back to Index)

(Back to Index)

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
(a)	The following documents are filed as part of this Annual Report on Form 10-K:
1.	Financial Statements

Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheets at December 31, 2020 and 2019

Consolidated Statements of Operations for the years ended December 31, 2020, 2019 and 2018

Consolidated Statements of Changes in Stockholders’ Equity for years ended December 31, 2020, 2019 and 2018

Consolidated Statements of Cash Flows for the years ended December 31, 2020, 2019 and 2018

Notes to Consolidated Financial Statements

2.	Financial Statement Schedules
3.	Exhibits

Exhibit No.	Description
2.1	Asset Purchase Agreement, dated June 6, 2017, by and among Stearns Lending, LLC, Primary Capital Mortgage, LLC, and Resource Capital Corp. (32)
2.1(b)	Mortgage Loan Sale and Purchase Agreement, dated May 29, 2019, by and between RCC Real Estate, Inc. and C-III Commercial Mortgage LLC. (44)
3.1(a)	Amended and Restated Articles of Incorporation of Resource Capital Corp. (1)
3.1(b)	Articles of Amendment to Restated Certificate of Incorporation of Resource Capital Corp. (27)
3.1(c)	Articles Supplementary 8.50% Series A Cumulative Redeemable Preferred Stock. (15)
3.1(d)	Articles Supplementary 8.50% Series A Cumulative Redeemable Preferred Stock. (16)
3.1(e)	Articles Supplementary 8.25% Series B Cumulative Redeemable Preferred Stock. (17)
3.1(f)	Articles Supplementary 8.50% Series A Cumulative Redeemable Preferred Stock. (21)
3.1(g)	Articles Supplementary 8.625% Fixed-to-Floating Series C Cumulative Redeemable Preferred Stock. (8)
3.1(h)	Articles of Amendment, effective May 25, 2018. (39)
3.1(g)	Articles of Amendment, effective February 16, 2021. (56)
3.2	Fourth Amended and Restated Bylaws of ACRES Commercial Realty Corp. (56)
4.1(a)	Form of Certificate for Common Stock for Resource Capital Corp. (1)
4.1(b)	Form of Certificate for 8.50% Series A Cumulative Redeemable Preferred Stock. (12)
4.1(c)	Form of Certificate for 8.25% Series B Cumulative Redeemable Preferred Stock. (17)
4.1(d)	Form of Certificate for 8.625% Fixed-to-Floating Series C Cumulative Redeemable Preferred Stock. (8)
4.2(a)	Junior Subordinated Indenture between Resource Capital Corp. and Wells Fargo Bank, N.A., dated May 25, 2006. (2)
4.2(b)	Amendment to Junior Subordinated Indenture and Junior Subordinated Note due 2036 between Resource Capital Corp. and Wells Fargo Bank, N.A., dated October 26, 2009 and effective September 30, 2009. (6)
4.3(a)	Amended and Restated Trust Agreement among Resource Capital Corp., Wells Fargo Bank, N.A., Wells Fargo Delaware Trust Company and the Administrative Trustees named therein, dated May 25, 2006. (2)
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

10.2(a)	Fourth Amended and Restated Management Agreement, dated as of July 31, 2020, by and among Exantas Capital Corp., ACRES Capital, LLC and ACRES Capital Corp. (51)
10.2(b)

First Amendment to Fourth Amended and Restated Management Agreement, dated as of February 16, 2021, by and among ACRES Commercial Realty Corp. f/k/a Exantas Capital Corp., ACRES Capital, LLC and ACRES Capital Corp.

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

10.10	Note and Warrant Purchase Agreement, dated as of July 31, 2020, by and among Exantas Capital Corp. and the Purchasers signatory thereto. (51)
10.11	Promissory Note, dated as of July 31, 2020, issued by ACRES Capital Corp. to RCC Real Estate, Inc. (51)
21.1	List of Subsidiaries of ACRES Commercial Realty Corp.
23.1	Consent of Grant Thornton LLP.
31.1	Rule 13a-14(a)/Rule 15d-14(a) Certification of Chief Executive Officer.
31.2	Rule 13a-14(a)/Rule 15d-14(a) Certification of Chief Financial Officer.
32.1	Certification Pursuant to 18 U.S.C. Section 1350.
32.2	Certification Pursuant to 18 U.S.C. Section 1350.
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

99.1(d)	Amended and Restated Guaranty Agreement made by Exantas Capital Corp., as guarantor, and Wells Fargo Bank, National Association, dated as of July 19, 2018 (11)
99.2(a)	Master Repurchase and Securities Contract Agreement between RCC Real Estate 6, LLC and Morgan Stanley Bank, NA, dated as of September 10, 2015. (28)

(Back to Index)

(Back to Index)

99.2(b)	Second Amendment to Master Repurchase and Securities Contract Agreement between RCC Real Estate 6, LLC and Morgan Stanley Bank, N.A. dated as of September 10, 2018. (41)
99.2(c)	Third Amendment to Master Repurchase and Securities Contract Agreement between RCC Real Estate 6, LLC and Morgan Stanley Bank, N.A. dated as of September 10, 2019. (47)
99.2(d)	Guaranty dated as of September 10, 2015, made by Resource Capital Corp., as guarantor, in favor of Morgan Stanley Bank, N.A. (28)
99.3(a)	Master Repurchase Agreement between RCC Real Estate SPE 7, LLC and Barclays Bank PLC, dated as of April 10, 2018. (38)
99.3(b)	First Amendment to Master Repurchase Agreement between RCC Real Estate SPE 7, LLC and Barclays Bank PLC dated as of March 9, 2021.
99.3(c)	Guaranty dated as of April 10, 2018, made by Resource Capital Corp., as guarantor, in favor of Barclays Bank PLC. (38)
99.3(d)	First Amendment to Guaranty dated as of May 7, 2020, made by Exantas Capital Corp., f/k/a Resource Capital Corp., as guarantor, in favor of Barclays Bank PLC. (50)
99.3(e)	Second Amendment to Guaranty, dated October 2, 2020, made by Exantas Capital Corp. as guarantor in favor of Barclays Bank PLC. (54)
99.4(a)	Master Repurchase Agreement for $250,000,000 between RCC Real Estate SPE 8, LLC, as Seller, and JPMorgan Chase Bank, National Association, as Buyer, dated October 26, 2018. (40)
99.4(b)	Guarantee made by Exantas Capital Corp., as guarantor, in favor of JPMorgan Chase Bank, National Association, dated October 26, 2018. (55)
99.4(c)	Guarantee made by Exantas Capital Corp., as guarantor, in favor of JPMorgan Chase Bank, National Association, dated October 26, 2018. (40)
99.4(d)	First Amendment to Guarantee Agreement, dated May 6, 2020, between Exantas Capital Corp. and JPMorgan Chase Bank, National Association. (50)
99.4(e)	Amendment No. 2 To Guarantee Agreement, dated October 2, 2020 between Exantas Capital Corp. and JPMorgan Chase Bank, National Association. (54)
99.5(a)	Notice of Proposed Settlement of Shareholder Derivative Litigation. (43)
99.5(b)	Stipulation and Agreement of Settlement. (43)
99.6	Federal Income Tax Consequences of our Qualification as a REIT.
101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document.
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File.

(1)	Filed previously as an exhibit to the Company’s Registration Statement on Form S-11, Registration No. 333-126517.
(2)	Filed previously as an exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2006.
(3)	Filed previously as an exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2006.
(4)	Filed previously as an exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2013.
(5)	Filed previously as an exhibit to the Company’s Current Report on Form 8-K filed on June 26, 2014.
(6)	Filed previously as an exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2009.
(7)	Filed previously as an exhibit to the Company’s Registration Statement on Form S-11 (File No. 333-132836).
(8)	Filed previously as an exhibit to the Company’s Registration Statement on Form 8-A filed on June 9, 2014.
(9)	Filed previously as an exhibit to the Company’s Annual Report on Form 10-K for the year ended December 31, 2010.
(10)	Filed previously as an exhibit to the Company’s Current Report on Form 8-K filed on March 2, 2011.
(11)	Filed previously as an exhibit to the Company’s Current Report on Form 8-K filed on February 4, 2014.
(12)	Filed previously as an exhibit to the Company’s Annual Report on Form 10-K for the year ended December 31, 2012 filed on March 18, 2013.
(13)	Filed previously as an exhibit to the Company’s Current Report on Form 8-K filed on March 2, 2012.
(14)	Filed previously as an exhibit to the Company’s Current Report on Form 8-K filed on June 13, 2012.
(15)	Filed previously as an exhibit to the Company’s registration statement on Form 8-A filed on June 8, 2012.
(16)	Filed previously as an exhibit to the Company’s Current Report on Form 8-K filed on June 29, 2012.
(17)	Filed previously as an exhibit to the Company’s Registration Statement on Form 8-A filed on September 28, 2012.
(18)	Filed previously as an exhibit to the Company’s Current Report on Form 8-K filed on September 23, 2014.
(19)	Filed previously as an exhibit to the Company’s Current Report on Form 8-K filed on January 13, 2015.
(20)	Filed previously as an exhibit to the Company’s Current Report on Form 8-K filed on October 1, 2012.

(Back to Index)

(Back to Index)

(21)	Filed previously as an exhibit to the Company Current Report on Form 8-K filed on November 20, 2012.
(22)	Filed previously as an exhibit to the Company’s Current Report on Form 8-K filed on April 8, 2013.
(23)	Filed previously as an exhibit to the Company’s Current Report on Form 8-K filed on July 25, 2013.
(24)	Filed previously as an exhibit to the Company’s Current Report on Form 8-K filed on October 21, 2013.
(25)	Filed previously as an exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2014.
(26)	Filed previously as an exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2015.
(27)	Filed previously as an exhibit to the Company’s Current Report on Form 8-K filed on September 1, 2015.
(28)	Filed previously as an exhibit to the Company’s Current Report on Form 8-K filed on September 16, 2015.
(29)	Filed previously as an exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2016.
(30)	Filed previously as an exhibit to the Company’s Current Report on Form 8-K filed on August 5, 2016.
(31)	Filed previously as an exhibit to the Company’s Annual Report on Form 10-K for the year ended December 31, 2016.
(32)	Filed previously as an exhibit to the Company’s Current Report on Form 8-K filed on June 8, 2017.
(33)	Filed previously as an exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2017.
(34)	Filed previously as an exhibit to the Company’s Current Report on Form 8-K filed on August 16, 2017.
(35)	Filed previously as an exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2016.
(36)	Filed previously as an exhibit to the Company’s Current Report on Form 8-K filed on December 18, 2017.
(37)	Filed previously as an exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2017.
(38)	Filed previously as an exhibit to the Company’s Current Report on Form 8-K filed on April 12, 2018.
(39)	Filed previously as an exhibit to the Company’s Current Report on Form 8-K filed on May 25, 2018.
(40)	Filed previously as an exhibit to the Company’s Current Report on Form 8-K filed on October 30, 2018.
(41)	Filed previously as an exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2018.
(42)	Filed previously as an exhibit to the Company’s Annual Report on Form 10-K for the year ended December 31, 2018.
(43)	Filed previously as an exhibit to the Company’s Current Report on Form 8-K filed on March 27, 2019.
(44)	Filed previously as an exhibit to the Company’s Current Report on Form 8-K filed on May 30, 2019.
(45)	Filed previously as an exhibit to the Company’s Proxy Statement filed on April 18, 2019.
(46)	Filed previously as an exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2019.
(47)	Filed previously as an exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2019.
(48)	Filed previously as an exhibit to the Company’s Current Report on Form 8-K filed on February 24, 2020.
(49)	Filed previously as an exhibit to the Company’s Annual Report on Form 10-K for the year ended December 31, 2019.
(50)	Filed previously as an exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2020.
(51)	Filed previously as an exhibit to the Company’s Current Report on Form 8-K filed on August 3, 2020.
(52)	Filed previously as an exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2020.
(53)	Filed previously as an exhibit to the Company’s Current Report on Form 8-K filed on September 22, 2020.
(54)	Filed previously as an exhibit to the Company’s Current Report on Form 8-K filed on October 7, 2020.
(55)	Filed previously as an exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2020.
(56)	Filed previously as an exhibit to the Company’s Current Report on Form 8-K filed on February 18, 2021.

ITEM 16.	FORM 10-K SUMMARY

None.

(Back to Index)

(Back to Index)

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ACRES COMMERCIAL REALTY CORP.

March 11, 2021	By:	/s/ Mark Fogel
Mark Fogel
President & Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Andrew Fentress	Chairman of the Board	March 11, 2021
ANDREW FENTRESS

/s/ Mark Fogel	President, Chief Executive Officer & Director	March 11, 2021
MARK FOGEL	(Principal Executive Officer)

/s/ Thomas C. Elliott	Director	March 11, 2021
THOMAS C. ELLIOTT

/s/ William B. Hart	Director	March 11, 2021
WILLIAM B. HART

/s/ Gary Ickowicz	Director	March 11, 2021
GARY ICKOWICZ

/s/ Steven J. Kessler	Director	March 11, 2021
STEVEN J. KESSLER

/s/ Murray S. Levin	Director	March 11, 2021
MURRAY S. LEVIN

/s/ P. Sherrill Neff	Director	March 11, 2021
P. SHERRILL NEFF

/s/ David J. Bryant	Senior Vice President	March 11, 2021
DAVID J. BRYANT	Chief Financial Officer and Treasurer
(Principal Financial Officer)

/s/ Eldron C. Blackwell	Vice President	March 11, 2021
ELDRON C. BLACKWELL	Chief Accounting Officer
(Principal Accounting Officer)

(Back to Index)

(Back to Index)

SCHEDULE II

ACRES Commercial Realty Corp.

Valuation and Qualifying Accounts

(in thousands)

	Balance at Beginning of Period	Adoption of Updated Accounting Guidance	Charge to Expense	Loans Charged off/Recovered	Balance at End of Period
Allowance for credit losses:
Year Ended December 31, 2020	$1,460	$3,032	$30,815	$(997)	$34,310
Year Ended December 31, 2019	$1,401	$—	$59	$—	$1,460
Year Ended December 31, 2018	$5,328	$—	$(1,595)	$(2,332)	$1,401

(Back to Index)

(Back to Index)

SCHEDULE III

ACRES Commercial Realty Corp.

Real Estate and Accumulated Depreciation

(in thousands)

			Gross Amount of Which Carried at Close of Period
	Encumbrances	Initial Cost to Company - Buildings and Improvements	Buildings and Improvements	Total	Accumulated Depreciation	Year of Construction	Date Acquired	Life on Which Depreciation in Latest Statements of Comprehensive Income is Computed
Hotel property, Northeast region (1)	N/A	$30,944	$30,944	$30,944	$(112)	2000	November 16, 2020	35 years
(1)

The life on which depreciation in latest statements of comprehensive income is computed was calculated as the weighted average of the useful lives of the building, site improvements and furniture and fixtures, which comprise the investment in the property.

(2)	The property was acquired through a deed in lieu of foreclosure.

The following table rolls forward our gross investment in real estate and the related accumulated depreciation (in thousands):

Year Ended December 31, 2020
Real Estate:
Balance at beginning of period	$—
Additions during period:
Acquisitions through deed in lieu of foreclosure	30,944
Improvements, etc.	—
Balance at close of period	$30,944

Accumulated Depreciation:
Balance at beginning of period	$—
Additions during period:
Depreciation expense	(112)
Balance at close of period	$(112)

(Back to Index)

(Back to Index)

SCHEDULE IV

ACRES Commercial Realty Corp.

Mortgage Loans on Real Estate

At December 31, 2020

(in thousands, except amount in footnotes)

Type of Loan/ Borrower	Description / Location	Interest Payment Rates	Maturity Date (1)	Periodic Payment Terms (2)	Prior Liens	Face Amount of Loans	Net Carrying Amount of Loans(3)	Principal Amount of Loans Subject to Delinquent Principal or Interest
CRE whole loans:
CRE whole loans in excess of 3% of the carrying amount of total loans
Borrower A	Multifamily/Atlanta, GA	LIBOR + 2.90% FLOOR 2.50%	2022	I/O	—	$51,778	$51,612	$—
Borrower B	Hotel/Phoenix, AZ	LIBOR + 3.75% FLOOR 1.92%	2021	I/O	—	56,470	56,332	—
CRE whole loans less than 3% of the carrying amount of total loans
CRE whole loan (4)	Multifamily/ Various	LIBOR + 2.70% - 4.70% FLOOR 0.50% - 2.50%	2021-2024	I/O	—	790,722	787,166	—
CRE whole loan (5)	Office/ Various	LIBOR + 2.82% - 4.35% FLOOR 0.25% - 2.50%	2021-2023	I/O	—	221,542	219,013	19,900
CRE whole loan (6)	Retail/ Various	LIBOR + 3.25% - 5.00% FLOOR 1.00% - 2.15%	2021	I/O	—	76,623	76,386	11,516
CRE whole loan	Hotel/ Various	LIBOR + 3.90% - 9.00% FLOOR 0.75% - 2.45%	2021-2024	I/O	—	139,026	138,371	17,700
CRE whole loan	Self-Storage/ Various	LIBOR + 3.50% - 4.00% FLOOR 1.55% - 2.50%	2021-2023	I/O	—	122,465	121,921	—
CRE whole loan	Other/ Various	LIBOR + 3.50% - 6.50% FLOOR 1.25% - 2.50%	2021-2023	I/O	—	57,096	56,877	—

Total CRE whole loans						1,515,722	1,507,678	49,116

Mezzanine loans:
Mezzanine loans less than 3% of the carrying amount of total loans (7)						42,772	4,700	38,072
Total mezzanine loans						42,772	4,700	38,072

Preferred equity:
Preferred Equity less than 3% of the carrying amount of total loans						27,650	27,714	—
Total preferred equity						27,650	27,714	—

General allowance for loan loss							(32,410)

Total loans						$1,586,144	$1,507,682	$87,188

(1)	Maturity dates exclude extension options that may be available to borrower.
(2)	I/O = interest only
(3)	The net carrying amount of loans includes an individually determined allowance for credit losses of $1.9 million and a general allowance for credit losses of $32.4 million at December 31, 2020.
(4)	Includes one loan in forbearance at December 31, 2020.
(5)	Includes one interest-only office loan with a face amount of $19.9 million that had an individually determined reserve of $1.9 million for which foreclosure was deemed probable at December 31, 2020.
(6)	Includes one loan in forbearance at December 31, 2020.

(Back to Index)

(Back to Index)

(7)	Includes one mezzanine loan with a par of $38.1 million and a carrying value of zero in default at December 31, 2020.

(Back to Index)

(Back to Index)

The following table reconciles our CRE loans carrying amounts for the periods indicated (in thousands):

	Years Ended December 31,
	2020	2019	2018
Balance at beginning of year	$1,789,985	$1,568,967	$1,346,663
Additions during the period:
New loans originated or acquired	263,081	874,936	780,556
Funding of existing loan commitments	34,981	43,203	51,365
Amortization of loan origination fees and costs, net	5,555	6,053	5,537
Protective advances on legacy CRE loans held for sale	—	645	1,724
(Provision for) recovery of credit losses, net	(30,815)	(58)	1,595
Charge off of realized loss on loan sale	997	—	—
Settled loans held for sale fair value adjustments	—	—	1,000
Capitalized interest and loan acquisition costs	1,126	3,418	518

Deductions during the period:
Payoff and paydown of loans	(493,968)	(682,846)	(592,438)
Deed in lieu of foreclosure	(37,956)	(18,515)	—
Cost of loans sold	(18,451)	—	—
Loans held for sale payoffs	—	—	(12,000)
Capitalized origination fees	(3,821)	(6,687)	(8,329)
Cumulative effect of accounting change for adoption of credit loss guidance	(3,032)	—	—
Loans held for sale fair value adjustments	—	869	(7,224)
Balance at end of year	$1,507,682	$1,789,985	$1,568,967

(Back to Index)