Form 10-Q
period 2021-03-31
ACRES Commercial Realty Corp.
filed 2021-05-07
CIK 1332551

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2021

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

Large accelerated filer	☐	Accelerated filer	☑
Non-accelerated filer	☐	Smaller reporting company	☑
		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  ☐ Yes  ☑ No

The number of outstanding shares of the registrant’s common stock on May 6, 2021 was 9,250,451 shares.

(Back to Index)

ACRES COMMERCIAL REALTY CORP. AND SUBSIDIARIES

INDEX TO QUARTERLY REPORT

ON FORM 10-Q

(Back to Index)

(Back to Index)

PART I

ITEM 1.	FINANCIAL STATEMENTS

ACRES COMMERCIAL REALTY CORP. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share data)

	March 31, 2021	December 31, 2020
	(unaudited)
ASSETS (1)
Cash and cash equivalents	$70,985	$29,355
Restricted cash	42,825	38,386
Accrued interest receivable	7,368	7,372
CRE loans	1,482,371	1,541,992
Less: allowance for credit losses	(28,669)	(34,310)
CRE loans, net	1,453,702	1,507,682
Investment securities available-for-sale	—	2,080
Principal paydowns receivable	19,550	4,250
Loan receivable - related party	11,825	11,875
Investments in unconsolidated entities	1,548	1,548
Investment in real estate	33,413	33,806
Right of use assets	5,576	5,592
Intangible assets	3,210	3,294
Other assets	6,356	8,783
Assets held for sale	61	61
Total assets	$1,656,419	$1,654,084
LIABILITIES (2)
Accounts payable and other liabilities	$3,317	$2,068
Management fee payable - related party	442	442
Accrued interest payable	2,840	6,036
Borrowings	1,307,649	1,304,727
Lease liabilities	3,101	3,107
Distributions payable	1,725	1,725
Accrued tax liability	1	57
Liabilities held for sale	1,538	1,540
Total liabilities	1,320,613	1,319,702
STOCKHOLDERS’ EQUITY
Preferred stock, par value $0.001: 10,000,000 shares authorized 8.625% Fixed-to-Floating Series C Cumulative Redeemable Preferred Stock, liquidation preference $25.00 per share; 4,800,000 and 4,800,000 shares issued and outstanding	5	5
Common stock, par value $0.001: 125,000,000 shares authorized; 9,417,511 and 10,162,289 shares issued and outstanding (including 11,610 and 11,610 of unvested restricted shares)	9	10
Additional paid-in capital	1,076,442	1,085,941
Accumulated other comprehensive loss	(9,522)	(9,978)
Distributions in excess of earnings	(731,128)	(741,596)
Total stockholders’ equity	335,806	334,382
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$1,656,419	$1,654,084

The accompanying notes are an integral part of these statements

(Back to Index)

(Back to Index)

ACRES COMMERCIAL REALTY CORP. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS - (Continued)

(in thousands, except share and per share data)

	March 31, 2021	December 31, 2020
	(unaudited)
(1) Assets of consolidated variable interest entities (“VIEs”) included in total assets above:
Restricted cash	$42,798	$38,353
Accrued interest receivable	4,985	5,398
CRE loans, pledged as collateral	1,085,180	1,231,184
Principal paydowns receivable	19,550	4,250
Other assets	215	114
Total assets of consolidated VIEs	$1,152,728	$1,279,299
(2) Liabilities of consolidated VIEs included in total liabilities above:
Accounts payable and other liabilities	$114	$136
Accrued interest payable	721	806
Borrowings	902,069	1,027,929
Total liabilities of consolidated VIEs	$902,904	$1,028,871

The accompanying notes are an integral part of these statements

(Back to Index)

(Back to Index)

ACRES COMMERCIAL REALTY CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except share and per share data)

(unaudited)

	For the Three Months Ended
	March 31,
	2021	2020
REVENUES
Interest income:
CRE loans	$24,575	$27,041
Securities	161	6,149
Other	13	100
Total interest income	24,749	33,290
Interest expense	13,724	18,394
Net interest income	11,025	14,896
Real estate income	1,654	—
Other revenue	16	23
Total revenues	12,695	14,919
OPERATING EXPENSES
Management fees - related party	1,326	2,117
Equity compensation - related party	19	498
Real estate operating expenses	1,831	—
General and administrative	3,153	3,382
Depreciation and amortization	44	15
(Reversal of) provision for credit losses, net	(5,641)	16,149
Total operating expenses	732	22,161

	11,963	(7,242)
OTHER INCOME (EXPENSE)
Net realized and unrealized gain (loss) on investment securities available-for-sale and loans and derivatives	878	(185,357)
Fair value and other adjustments on asset held for sale	—	(3,791)
Other income (expense)	215	(131)
Total other income (expense)	1,093	(189,279)

INCOME (LOSS) BEFORE TAXES	13,056	(196,521)
Income tax benefit	—	—
NET INCOME (LOSS)	13,056	(196,521)
Net income allocated to preferred shares	(2,588)	(2,588)
NET INCOME (LOSS) ALLOCABLE TO COMMON SHARES	$10,468	$(199,109)
NET INCOME (LOSS) PER COMMON SHARE - BASIC	$1.03	$(18.89)
NET INCOME (LOSS) PER COMMON SHARE - DILUTED	$1.03	$(18.89)
WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING - BASIC	10,196,124	10,542,068
WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING - DILUTED	10,205,369	10,542,068

The accompanying notes are an integral part of these statements

(Back to Index)

(Back to Index)

ACRES COMMERCIAL REALTY CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(in thousands)

(unaudited)

	For the Three Months Ended
	March 31,
	2021	2020
Net income (loss)	$13,056	$(196,521)
Other comprehensive income (loss):
Reclassification adjustments for realized losses on investment securities available-for-sale included in net income (loss)	—	185,357
Unrealized losses on investment securities available-for-sale, net	—	(191,283)
Reclassification adjustments associated with net unrealized losses (gains) from interest rate swaps included in net income (loss)	456	(23)
Unrealized losses on derivatives, net	—	(6,749)
Total other comprehensive income (loss)	456	(12,698)
Comprehensive income (loss) before allocation to preferred shares	13,512	(209,219)
Net income allocated to preferred shares	(2,588)	(2,588)
Comprehensive income (loss) allocable to common shares	$10,924	$(211,807)

The accompanying notes are an integral part of these statements

(Back to Index)

(Back to Index)

ACRES COMMERCIAL REALTY CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(in thousands, except share data)

(unaudited)

	Common Stock		Series C Preferred	Additional Paid-In	Accumulated Other Comprehensive	Retained Earnings (Distributions in Excess	Total Stockholders'
	Shares	Amount	Stock	Capital	(Loss) Income	of Earnings)	Equity
Balance, December 31, 2020	10,162,289	$10	$5	$1,085,941	$(9,978)	$(741,596)	$334,382
Amortization of stock-based compensation	—	—	—	19	—	—	19
Purchase and retirement of common stock	(744,778)	(1)	—	(9,518)	—	—	(9,519)
Net income	—	—	—	—	—	13,056	13,056
Distributions and accrual of cumulative preferred stock dividends	—	—	—	—	—	(2,588)	(2,588)
Amortization of terminated derivatives	—	—	—	—	456	—	456
Balance, March 31, 2021	9,417,511	$9	$5	$1,076,442	$(9,522)	$(731,128)	$335,806

	Common Stock		Series C Preferred	Additional Paid-In	Accumulated Other Comprehensive	Retained Earnings (Distributions in Excess	Total Stockholders'
	Shares	Amount	Stock	Capital	(Loss) Income	of Earnings)	Equity
Balance, December 31, 2019	10,626,864	$11	$5	$1,085,062	$1,821	$(530,501)	$556,398
Cumulative effect of accounting change for adoption of credit loss guidance	—	—	—	—	—	(3,032)	(3,032)
Balance, January 1, 2020	10,626,864	$11	$5	$1,085,062	$1,821	$(533,533)	$553,366
Stock-based compensation	63,818	—	—	—	—	—	—
Amortization of stock-based compensation	—	—	—	498	—	—	498
Forfeiture of unvested stock	(9,996)	—	—	—	—	—	—
Net loss	—	—	—	—	—	(196,521)	(196,521)
Distributions on preferred stock	—	—	—	—	—	(2,588)	(2,588)
Securities available-for-sale without an allowance for credit losses, fair value adjustment, net	—	—	—	—	(5,926)	—	(5,926)
Designated derivatives, fair value adjustment	—	—	—	—	(6,772)	—	(6,772)
Balance, March 31, 2020	10,680,686	$11	$5	$1,085,560	$(10,877)	$(732,642)	$342,057

The accompanying notes are an integral part of these statements

(Back to Index)

(Back to Index)

ACRES COMMERCIAL REALTY CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	For the Three Months Ended
	March 31,
	2021	2020
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$13,056	$(196,521)
Adjustments to reconcile net income (loss) from operations to net cash provided by operating activities:
(Reversal of) provision for credit losses, net	(5,641)	16,149
Depreciation, amortization and accretion	2,366	747
Amortization of stock-based compensation	19	498
Net realized and unrealized (gain) loss on investment securities available-for-sale and loans and derivatives	(878)	185,357
Fair value and other adjustments on asset held for sale	—	3,791
Changes in operating assets and liabilities	564	(7,683)
Net cash provided by operating activities	9,486	2,338
CASH FLOWS FROM INVESTING ACTIVITIES:
Origination and purchase of loans	(130,849)	(190,318)
Principal payments received on loans	176,988	109,697
Purchase of investment securities available-for-sale	—	(24,610)
Principal payments on investment securities available-for-sale	—	4,733
Proceeds from sale of investment securities available-for-sale	2,958	37,764
Purchase of furniture and fixtures	(43)	—
Principal payments received on loan - related party	50	—
Net cash provided by (used in) investing activities	49,104	(62,734)
CASH FLOWS FROM FINANCING ACTIVITIES:
Repurchase of common stock	(9,519)	—
Proceeds from borrowings:
Senior secured financing facility	34,321	—
Warehouse financing facilities and repurchase agreements	115,603	271,872
Securitizations	—	393,280
Payments on borrowings:
Senior secured financing facility	(22,813)	—
Warehouse financing facilities and repurchase agreements	—	(494,474)
Securitizations	(127,525)	(58,434)
Convertible senior notes	—	(21,182)
Payment of debt issuance costs	—	(5,642)
Distributions paid on preferred stock	(2,588)	(2,588)
Distributions paid on common stock	—	(8,767)
Net cash (used in) provided by financing activities	(12,521)	74,065
NET INCREASE IN CASH AND CASH EQUIVALENTS AND RESTRICTED CASH	46,069	13,669
CASH AND CASH EQUIVALENTS AND RESTRICTED CASH AT BEG. OF PERIOD	67,741	94,434
CASH AND CASH EQUIVALENTS AND RESTRICTED CASH AT END OF PERIOD	$113,810	$108,103

The accompanying notes are an integral part of these statements

(Back to Index)

(Back to Index)

ACRES COMMERCIAL REALTY CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2021

(unaudited)

NOTE 1 - ORGANIZATION

ACRES Commercial Realty Corp., a Maryland corporation, along with its subsidiaries (collectively, the “Company”), is a real estate investment trust (“REIT”) that is primarily focused on originating, holding and managing commercial real estate (“CRE”) mortgage loans and other commercial real estate-related debt investments. On July 31, 2020, the Company’s management contract was acquired from Exantas Capital Manager Inc. (the “Prior Manager”), a subsidiary of C-III Capital Partners LLC (“C-III”), by ACRES Capital, LLC (the “Manager”), a subsidiary of ACRES Capital Corp. (collectively, “ACRES”), a private commercial real estate lender exclusively dedicated to nationwide middle market CRE lending with a focus on multifamily, student housing, hospitality, office and industrial property in top United States (“U.S.”) markets (the “ACRES acquisition”).

The Company has qualified, and expects to qualify in the current fiscal year, as a REIT.

The Company conducts its operations through the use of subsidiaries that it consolidates into its financial statements. The Company’s core assets are consolidated through its investment in ACRES Realty Funding, Inc. (“ACRES RF”), a wholly-owned subsidiary that holds CRE loans, CRE-related securities and investments in CRE securitizations, which are consolidated as VIEs as discussed in Note 3, and special purpose entities.

Reverse Stock Split

Effective February 16, 2021, the Company completed a one-for-three reverse stock split of its outstanding common stock. The accompanying financial statements and notes to the financial statements give retroactive effect to the reverse stock split for all periods presented. In addition, the Company adopted articles of amendment to its certificate of incorporation, which provided that there was no change in the Company’s authorized capital stock and the par value of the Company’s common stock remained $0.001 immediately after effect was given for the reverse stock split. No fractional shares were issued in connection with the reverse stock split. Stockholders who otherwise held fractional shares of the Company’s common stock as a result of the reverse stock split received a cash payment in lieu of such fractional shares.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (“GAAP”) and the accounting policies set forth in Note 2 included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2020. The consolidated financial statements include the accounts of the Company, majority-owned or controlled subsidiaries and VIEs for which the Company is considered the primary beneficiary. All inter-company transactions and balances have been eliminated in consolidation.

Basis of Presentation

All adjustments necessary to present fairly the Company’s financial position, results of operations and cash flows have been made.

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and within the period of financial results. Actual results could differ from those estimates. Estimates affecting the accompanying consolidated financial statements include but are not limited to the net realizable and fair values of the Company’s investments and derivatives, the estimated useful lives used to calculate depreciation, the expected lives over which to amortize premiums and accrete discounts, reversals of or provisions for expected credit losses and the disclosure of contingent liabilities.

(Back to Index)

(Back to Index)

ACRES COMMERCIAL REALTY CAPITAL CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

MARCH 31, 2021

(unaudited)

In December 2019, a novel strain of coronavirus (“COVID-19”) was identified. The resulting global proliferation of the virus led the World Health Organization to designate COVID-19 as a pandemic and numerous countries, including the U.S., to declare national emergencies. Many countries have responded to the outbreak by instituting quarantines and restrictions on travel, which have resulted in the closure or remote operation of non-essential businesses. Such actions have produced material and previously unforeseeable shocks to global markets, disruptions to global supply chains and adversity to many industries and economies as whole. While certain countries around the world have eased restrictions and financial markets have stabilized to some degree, the pandemic continues to plague the overall U.S. economy and cause uncertainty surrounding the ultimate impact on the global economy generally, and the CRE business in particular, that make estimates and assumptions as of March 31, 2021 inherently less certain than they would be absent the current and potential impacts of COVID-19. The Company believes the estimates and assumptions underlying the consolidated financial statements are reasonable and supportable based on the information available at March 31, 2021. Actual results may ultimately differ from those estimates.

Cash and Cash Equivalents

Cash and cash equivalents include cash on hand and all highly liquid investments with original maturities of three months or less at the time of purchase. At March 31, 2021 and December 31, 2020, approximately $69.6 million and $27.3 million, respectively, of the reported cash balances exceeded the Federal Deposit Insurance Corporation and Securities Investor Protection Corporation deposit insurance limits of $250,000 per respective depository or brokerage institution. However, all of the Company’s cash deposits are held at multiple, established financial institutions, in multiple accounts associated with its parent and respective consolidated subsidiaries, to minimize credit risk exposure.

Restricted cash includes required account balance minimums primarily for the Company’s CRE debt securitizations, term warehouse financing facilities and repurchase agreements as well as cash held in the syndicated corporate loan collateralized debt obligations (“CDOs”).

The following table provides a reconciliation of cash, cash equivalents and restricted cash on the consolidated balance sheets to the total amount shown on the consolidated statements of cash flows (in thousands):

	March 31,
	2021	2020
Cash and cash equivalents	$70,985	$42,752
Restricted cash	42,825	65,351
Total cash, cash equivalents and restricted cash shown on the Company’s consolidated statements of cash flows	$113,810	$108,103

Hotel Operating Revenue

Hotel operating revenue, which is presented in real estate income on the consolidated statements of operations, consists of amounts derived from hotel operations, including room sales and other hotel revenues. The Company recognizes hotel operating revenue when guest rooms are occupied, services have been provided or fees have been earned. Revenues are recorded net of any sales, occupancy or other taxes collected from customers on behalf of third parties. The following provides additional detail on room revenue and other operating revenue:

•

Room revenue is recognized when the Company’s hotel satisfies its performance obligation of providing a hotel room. The hotel reservation defines the terms of the agreement including an agreed-upon rate and length of stay. Payment is typically due and paid in full at the end of the stay with some customers prepaying for their rooms prior to the stay. Payments received from a customer prior to arrival are recorded as an advance deposit and are recognized as revenue at the time of occupancy.

•

Other operating revenue is recognized at the time when the goods or services are provided to the customer or when the performance obligation is satisfied. Payment is due at the time that goods or services are rendered or billed.

Income Taxes

The Company recorded a full valuation allowance against its net deferred tax assets of $62.9 million (tax effected expense of $21.2 million) at March 31, 2021, as the Company believes it is more likely than not that the deferred tax assets will not be realized. This assessment was based on the Company’s cumulative historical losses and uncertainties as to the amount of taxable income that would be generated in future years by the Company’s taxable REIT subsidiaries.

(Back to Index)

(Back to Index)

ACRES COMMERCIAL REALTY CAPITAL CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

MARCH 31, 2021

(unaudited)

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

Recent Accounting Standards

Accounting Standards to be Adopted in Future Periods

In March 2020, the Financial Accounting Standards Board (“FASB”) issued guidance that provides optional expedients and exceptions to GAAP requirements for modifications on debt instruments, leases, derivatives and other contracts, related to the expected market transition from the London Interbank Offered Rate (“LIBOR”), and certain other floating-rate benchmark indices to alternative reference rates. The guidance generally considers contract modifications related to reference rate reform to be an event that does not require contract remeasurement at the modification date nor a reassessment of a previous accounting determination. The guidance is optional and may be elected over time, through December 31, 2022, as reference rate reform activities occur. The Company is in the process of evaluating the impact of this guidance.

In August 2020, the FASB issued guidance that removes certain separation models for convertible debt instruments and convertible preferred stock that require the separation into a debt component and an equity or derivative component. Consequently, a convertible debt instrument will be accounted for as a single liability measured at its amortized cost, as long as no other features require bifurcation and recognition as derivatives and the convertible instrument is not issued with substantial premiums accounted for as paid-in capital. By removing those separation models, the interest rate of convertible debt instruments typically will be closer to the coupon interest rate. The guidance also revises the derivative scope exception for contracts in an entity’s own equity and improves the consistency of EPS calculations. The guidance is effective for larger public business entities’ annual periods, and interim periods therein, beginning after December 15, 2021 and for smaller reporting entities after December 15, 2023. Early application is permitted for fiscal years beginning after December 15, 2020. The Company is in the process of evaluating the impact of this guidance.

Reclassifications

Certain reclassifications have been made to the 2020 consolidated financial statements, including the consolidated statement of operations and the consolidated statement of cash flows, to conform to the 2021 presentation. These reclassifications had no effect on net income (loss) reported nor the total change in cash flows for each type of cash flow activity on the consolidated statement of cash flows.

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

Consolidated VIEs (the Company is the primary beneficiary)

Based on management’s analysis, the Company was the primary beneficiary of six VIEs at March 31, 2021 and December 31, 2020 (collectively, the “Consolidated VIEs”).

The Consolidated VIEs are CRE securitizations and CDOs that were formed on behalf of the Company to invest in real estate-related securities, commercial mortgage-backed securities (“CMBS”), syndicated corporate loans, corporate bonds and asset-backed securities and were financed by the issuance of debt securities. By financing these assets with long-term borrowings through the issuance of debt securities, the Company seeks to generate attractive risk-adjusted equity returns and to match the term of its assets and liabilities. The primary beneficiary determination for each of these VIEs was made at each VIE’s inception and is continually assessed.

(Back to Index)

(Back to Index)

ACRES COMMERCIAL REALTY CAPITAL CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

MARCH 31, 2021

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

Creditors of the Company’s Consolidated VIEs have no recourse to the general credit of the Company, nor to each other. During the three months ended March 31, 2021 and 2020, the Company did not provide any financial support to any of its VIEs nor does it have any requirement to do so, although it may choose to do so in the future to maximize future cash flows from such investments to the Company. There are no explicit arrangements that obligate the Company to provide financial support to any of its Consolidated VIEs.

The following table shows the classification and carrying values of assets and liabilities of the Company’s Consolidated VIEs at March 31, 2021 (in thousands):

	CRE Securitizations	Other	Total
ASSETS
Restricted cash	$42,316	$482	$42,798
Accrued interest receivable	4,985	—	4,985
CRE loans, pledged as collateral (1)	1,085,180	—	1,085,180
Principal paydowns receivable	19,550	—	19,550
Other assets	215	—	215
Total assets (2)	$1,152,246	$482	$1,152,728

LIABILITIES
Accounts payable and other liabilities	$114	$—	$114
Accrued interest payable	721	—	721
Borrowings	902,069	—	902,069
Total liabilities	$902,904	$—	$902,904

(1)	Excludes the allowance for credit losses.
(2)	Assets of each of the Consolidated VIEs may only be used to settle the obligations of each respective VIE.

Unconsolidated VIEs (the Company is not the primary beneficiary, but has a variable interest)

Based on management’s analysis, the Company is not the primary beneficiary of the VIEs discussed below since it does not have both (i) the power to direct the activities that most significantly impact the VIE’s economic performance and (ii) the obligation to absorb the losses of the VIE or the right to receive the benefits from the VIE, which could be significant to the VIE. Accordingly, the following VIEs are not consolidated in the Company’s financial statements at March 31, 2021. The Company continuously reassesses whether it is deemed to be the primary beneficiary of its unconsolidated VIEs. The Company’s maximum exposure to risk for each of these unconsolidated VIEs is set forth in the “Maximum Exposure to Loss” column in the table below.

Unsecured Junior Subordinated Debentures

The Company has a 100% interest in the common shares of Resource Capital Trust I (“RCT I”) and RCC Trust II (“RCT II”), respectively, with a value of $1.5 million in the aggregate, or 3.0% of each trust, at March 31, 2021. RCT I and RCT II were formed for the purposes of providing debt financing to the Company. The Company completed a qualitative analysis to determine whether or not it is the primary beneficiary of each of the trusts and determined that it was not the primary beneficiary of either trust because it does not have the power to direct the activities most significant to the trusts, which include the collection of principal and interest through servicing rights. Accordingly, neither trust is consolidated into the Company’s consolidated financial statements.

(Back to Index)

(Back to Index)

ACRES COMMERCIAL REALTY CAPITAL CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

MARCH 31, 2021

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

Wells Fargo Commercial Mortgage Trust 2017-C40

At December 31, 2020, the Company held investments in the Class H and J certificates of Wells Fargo Commercial Mortgage Trust 2017-C40 (“C40”), a B-piece investment in a Wells Fargo Commercial Mortgage Securities, Inc., private-label, $705.4 million securitization. In March 2021, the Company sold its remaining investments in C40 for cash proceeds of $3.0 million.

Prospect Hackensack JV LLC

In March 2018, the Company invested $19.2 million in the preferred equity of Prospect Hackensack JV LLC (“Prospect Hackensack”), a joint venture between the Company and an unrelated third party (“Managing Member”). Prospect Hackensack was formed for the purpose of acquiring and operating a multifamily CRE property. The Managing Member manages the daily operations of the property. The Company determined that although its investment in Prospect Hackensack represented a variable interest, its investment did not provide the Company with a controlling financial interest. The Company accounts for its investment in Prospect Hackensack’s preferred equity as a CRE loan on its consolidated financial statements. In April 2021, the Company’s investment in Prospect Hackensack paid off in full.

WC Newhall MM, LLC

In June 2019, the Company invested in the preferred equity of WC Newhall MM, LLC (“Santa Clarita”), a joint venture between the Company and two unrelated third parties. In March 2021, the Company received a $6.7 million payoff on its investment in Santa Clarita.

The following table shows the classification, carrying value and maximum exposure to loss with respect to the Company’s unconsolidated VIEs at March 31, 2021 (in thousands):

	Unsecured Junior Subordinated Debentures	Prospect Hackensack	Total	Maximum Exposure to Loss
ASSETS
Accrued interest receivable	$5	$—	$5	$—
CRE loans (1)(2)	—	21,475	21,475	$21,475
Investments in unconsolidated entities	1,548	—	1,548	$1,548
Total assets	1,553	21,475	23,028

LIABILITIES
Accrued interest payable	181	—	181	N/A
Borrowings	51,548	—	51,548	N/A
Total liabilities	51,729	—	51,729	N/A
Net (liability) asset	$(50,176)	$21,475	$(28,701)	N/A

(1)	The carrying values exclude the allowance for credit losses.
(2)	Prospect Hackensack paid off in full in April 2021.

At March 31, 2021, there were no explicit arrangements or implicit variable interests that could require the Company to provide financial support to any of its unconsolidated VIEs.

(Back to Index)

(Back to Index)

ACRES COMMERCIAL REALTY CAPITAL CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

MARCH 31, 2021

(unaudited)

NOTE 4 - SUPPLEMENTAL CASH FLOW INFORMATION

The following table summarizes the Company’s supplemental disclosure of cash flow information (in thousands):

	For the Three Months Ended
	March 31,
	2021	2020
Supplemental cash flows:
Interest expense paid in cash	$12,969	$20,842
Income taxes paid in cash	$—	$—
Non-cash operating activities include the following:
Receipt of right of use asset	$(6)	$—
Execution of operating lease	$6	$—
Non-cash investing activities include the following:
Proceeds from the relinquishment of investment securities available-for-sale	$—	$245,828
Non-cash financing activities include the following:
Repayment of repurchase agreements from the relinquishment of investment securities available-for-sale	$—	$(245,828)
Distributions on preferred stock accrued but not paid	$1,725	$1,725

(Back to Index)

(Back to Index)

ACRES COMMERCIAL REALTY CAPITAL CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

MARCH 31, 2021

(unaudited)

NOTE 5 - LOANS

The following is a summary of the Company’s loans (dollars in thousands, except amounts in footnotes):

Description	Quantity	Principal	Unamortized (Discount) Premium, net (1)	Amortized Cost	Allowance for Credit Losses	Carrying Value	Contractual Interest Rates (2)	Maturity Dates (3)(4)
At March 31, 2021:
CRE loans held for investment:
Whole loans, floating-rate (5)(6)	90	$1,462,277	$(6,081)	$1,456,196	$(28,316)	$1,427,880	1M LIBOR plus 2.70% to 1M LIBOR plus 9.00%	May 2021 to April 2025
Mezzanine loan (5)	1	4,700	—	4,700	(291)	4,409	10.00%	June 2028
Preferred equity investment (see Note 3) (6)(7)(8)	1	21,331	144	21,475	(62)	21,413	11.75%	April 2023
Total CRE loans held for investment		$1,488,308	$(5,937)	$1,482,371	$(28,669)	$1,453,702

At December 31, 2020:
CRE loans held for investment:
Whole loans, floating-rate (5)(6)	95	$1,515,722	$(6,144)	$1,509,578	$(32,283)	$1,477,295	1M LIBOR plus 2.70% to 1M LIBOR plus 9.00%	January 2021 to January 2024
Mezzanine loan (5)	1	4,700	—	4,700	(301)	4,399	10.00%	June 2028
Preferred equity investments (see Note 3) (6)(7)	2	27,650	64	27,714	(1,726)	25,988	11.00% to 11.50%	June 2022 to April 2023
Total CRE loans held for investment		$1,548,072	$(6,080)	$1,541,992	$(34,310)	$1,507,682

(1)

Amounts include unamortized loan origination fees of $5.6 million and $5.7 million and deferred amendment fees of $464,000 and $495,000 at March 31, 2021 and December 31, 2020, respectively. Additionally, the amounts include unamortized loan acquisition costs of $87,000 and $118,000 at March 31, 2021 and December 31, 2020, respectively.

(2)	The Company’s floating-rate CRE loan portfolio of $1.5 billion had a weighted-average one-month LIBOR floor of 1.72% and 1.88% at March 31, 2021 and December 31, 2020, respectively.
(3)	Maturity dates exclude contractual extension options, subject to the satisfaction of certain terms that may be available to the borrowers.
(4)	Maturity dates exclude three whole loans, with amortized costs of $39.8 million and $39.7 million, in maturity default at March 31, 2021 and December 31, 2020, respectively.
(5)	Substantially all loans are pledged as collateral under various borrowings at March 31, 2021 and December 31, 2020.
(6)

Floating-rate CRE whole loans had $58.8 million and $67.2 million in unfunded loan commitments at March 31, 2021 and December 31, 2020, respectively. Preferred equity investments had $2.5 million in unfunded commitments at December 31, 2020. There were no preferred equity investment unfunded commitments at March 31, 2021 following the payoff of a prior investment. These unfunded loan commitments are advanced as the borrowers formally request additional funding and meet certain benchmarks, as permitted under the loan agreement, and any necessary approvals have been obtained.

(7)	The interest rate on the Company’s preferred equity investment pays at 8.00%. The remaining interest is deferred until maturity.
(8)	The preferred equity investment paid off in April 2021.

(Back to Index)

(Back to Index)

ACRES COMMERCIAL REALTY CAPITAL CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

MARCH 31, 2021

(unaudited)

The following is a summary of the contractual maturities of the Company’s CRE loans held for investment, at amortized cost (in thousands, except amounts in the footnotes):

Description	2021	2022	2023 and Thereafter	Total
At March 31, 2021:
Whole loans, floating-rate (1)	$482,038	$495,898	$438,500	$1,416,436
Mezzanine loan	—	—	4,700	4,700
Preferred equity investment	—	—	21,475	21,475
Total CRE loans (2)	$482,038	$495,898	$464,675	$1,442,611

Description	2021	2022	2023 and Thereafter	Total
At December 31, 2020:
Whole loans, floating-rate (1)	$599,053	$540,639	$330,143	$1,469,835
Mezzanine loan	—	—	4,700	4,700
Preferred equity investments	—	6,452	21,262	27,714
Total CRE loans (2)	$599,053	$547,091	$356,105	$1,502,249

(1)	Excludes three whole loans, with amortized costs of $39.8 million and $39.7 million, in default at March 31, 2021 and December 31, 2020, respectively.
(2)

At March 31, 2021, the amortized costs of the floating-rate CRE whole loans, summarized by contractual maturity assuming full exercise of the extension options, were $100.5 million, $125.2 million and $1.2 billion in 2021, 2022 and 2023 and thereafter, respectively. At December 31, 2020, the amortized costs of the floating-rate CRE whole loans, summarized by contractual maturity assuming full exercise of the extension options, were $112.4 million, $125.1 million and $1.3 billion in 2021, 2022 and 2023 and thereafter, respectively.

At March 31, 2021, approximately 18.4%, 18.2% and 16.8% of the Company’s CRE loan portfolio was concentrated in the Mountain, Southeast and Southwest regions, respectively, based on carrying value, as defined by the National Council of Real Estate Investment Fiduciaries. At December 31, 2020, approximately 21.4%, 17.9% and 16.1% of the Company’s CRE loan portfolio was concentrated in the Mountain, Southwest and Southeast regions, respectively, based on carrying value. No single loan or investment represented more than 10% of the Company’s total assets and no single investor group generated over 10% of the Company’s revenue.

Principal Paydowns Receivable

Principal paydowns receivable represents loan principal payments that have been received by the Company’s servicers and trustees but have not been remitted to the Company. At March 31, 2021, the Company had $19.6 million of loan principal paydowns receivable, all of which was received in cash by the Company in April 2021. At December 31, 2020, the Company had $4.3 million of loan principal paydowns receivable, all of which was received in cash by the Company in January 2021.

NOTE 6 - FINANCING RECEIVABLES

The following table shows the activity in the allowance for credit losses for the three months ended March 31, 2021 and year ended December 31, 2020 (in thousands, except amount in the footnote):

	Three Months Ended March 31, 2021	Year Ended December 31, 2020
	CRE Loans	CRE Loans
Allowance for credit losses:
Allowance for credit losses at beginning of period	$34,310	$1,460
Adoption of the new accounting guidance	—	3,032
(Reversal of) provision for credit losses	(5,641)	30,815
Realized loss on sale of loan (1)	—	(997)
Allowance for credit losses at end of period	$28,669	$34,310

(1)

The allowance for credit losses included a realized loss of $997,000 that was charged to the allowance related to one CRE loan sale that occurred during the year ended December 31, 2020. There was no such charge off during the three months ended March 31, 2021.

(Back to Index)

(Back to Index)

ACRES COMMERCIAL REALTY CAPITAL CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

MARCH 31, 2021

(unaudited)

During the three months ended March 31, 2021, the Company recorded a reversal of expected credit losses of $5.6 million in connection with loan paydowns, improved collateral operating performance, declines in expected unemployment and continued projected recoveries in future CRE asset pricing. During the three months ended March 31, 2020, the proliferation of the COVID-19 pandemic had a significant impact on the global economy, causing higher expected unemployment and increased volatility in CRE asset pricing and liquidity. As a result, the Company recorded a provision for expected credit losses of $16.1 million.

During the three months ended March 31, 2021, the Company individually evaluated an office loan in the East North Central region with a $19.9 million principal balance and a hotel loan in the Northeast region with a $14.0 million principal balance for which foreclosure was determined to be probable. The Company determined that the office loan had a current expected credit losses (“CECL”) allowance of $1.9 million at March 31, 2021 and December 31, 2020 as the principal balance was in excess of a recently obtained as-is appraised value on the property. The hotel loan was determined to have no CECL allowance as the as-is appraised value on the property was in excess of the principal balance.

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

(Back to Index)

(Back to Index)

ACRES COMMERCIAL REALTY CAPITAL CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

MARCH 31, 2021

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

Credit risk profiles of CRE loans at amortized cost were as follows (in thousands, except amount in the footnote):

	Rating 1	Rating 2	Rating 3	Rating 4	Rating 5	Total (1)
At March 31, 2021:
Whole loans, floating-rate	$—	$657,191	$510,531	$252,329	$36,145	$1,456,196
Mezzanine loan	—	—	4,700	—	—	4,700
Preferred equity investment	—	—	—	21,475	—	21,475
Total	$—	$657,191	$515,231	$273,804	$36,145	$1,482,371

At December 31, 2020:
Whole loans, floating-rate	$—	$611,838	$599,208	$262,398	$36,134	$1,509,578
Mezzanine loan	—	—	4,700	—	—	4,700
Preferred equity investments	—	—	6,452	21,262	—	27,714
Total	$—	$611,838	$610,360	$283,660	$36,134	$1,541,992

(1)	The total amortized cost of CRE loans excluded accrued interest receivable of $7.3 million at March 31, 2021 and December 31, 2020.

(Back to Index)

(Back to Index)

ACRES COMMERCIAL REALTY CAPITAL CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

MARCH 31, 2021

(unaudited)

Credit risk profiles of CRE loans by origination year at amortized cost were as follows (in thousands, except amount in the footnote):

	2021	2020	2019	2018	2017	Prior	Total (1)
At March 31, 2021:
Whole loans, floating-rate: (2)
Rating 2	$125,884	$203,325	$244,002	$83,980	$—	$—	$657,191
Rating 3	—	43,851	194,778	209,294	45,116	17,492	510,531
Rating 4	—	—	77,937	119,007	46,220	9,165	252,329
Rating 5	—	—	13,949	—	19,900	2,296	36,145
Total whole loans, floating-rate	125,884	247,176	530,666	412,281	111,236	28,953	1,456,196
Mezzanine loan (rating 3)	—	—	—	4,700	—	—	4,700
Preferred equity investment (rating 4)(3)	—	—	—	21,475	—	—	21,475
Total	$125,884	$247,176	$530,666	$438,456	$111,236	$28,953	$1,482,371

	2020	2019	2018	2017	2016	Prior	Total (1)
At December 31, 2020:
Whole loans, floating-rate: (2)
Rating 2	$221,364	$279,077	$111,397	$—	$—	$—	$611,838
Rating 3	43,579	246,073	246,944	45,142	—	17,470	599,208
Rating 4	—	77,495	129,536	46,220	—	9,147	262,398
Rating 5	—	13,938	—	19,900	—	2,296	36,134
Total whole loans, floating-rate	264,943	616,583	487,877	111,262	—	28,913	1,509,578
Mezzanine loan (rating 3)	—	—	4,700	—	—	—	4,700
Preferred equity investments
Rating 3	—	6,452	—	—	—	—	6,452
Rating 4	—	—	21,262	—	—	—	21,262
Total preferred equity investments	—	6,452	21,262	—	—	—	27,714
Total	$264,943	$623,035	$513,839	$111,262	$—	$28,913	$1,541,992

(1)	The total amortized cost of CRE loans excluded accrued interest receivable of $7.3 million at March 31, 2021 and December 31, 2020.
(2)	Acquired CRE whole loans are grouped within each loan’s year of issuance.
(3)	Preferred equity investment paid off in full in April 2021.
(Back to Index)

(Back to Index)

ACRES COMMERCIAL REALTY CAPITAL CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

MARCH 31, 2021

(unaudited)

Loan Portfolio Aging Analysis

The following table presents the CRE loan portfolio aging analysis as of the dates indicated for CRE loans at amortized cost (in thousands, except amounts in footnotes):

	30-59 Days	60-89 Days	Greater than 90 Days (1)	Total Past Due	Current (2)	Total Loans Receivable (3)	Total Loans > 90 Days and Accruing (1)
At March 31, 2021:
Whole loans, floating-rate	$—	$—	$39,761	$39,761	$1,416,435	$1,456,196	$39,761
Mezzanine loan	—	—	—	—	4,700	4,700	—
Preferred equity investment (4)	—	—	—	—	21,475	21,475	—
Total	$—	$—	$39,761	$39,761	$1,442,610	$1,482,371	$39,761

At December 31, 2020:
Whole loans, floating-rate	$—	$—	$11,443	$11,443	$1,498,135	$1,509,578	$11,443
Mezzanine loan	—	—	—	—	4,700	4,700	—
Preferred equity investments	—	—	—	—	27,714	27,714	—
Total	$—	$—	$11,443	$11,443	$1,530,549	$1,541,992	$11,443

(1)

During the three months ended March 31, 2021 and 2020, the Company recognized interest income of $653,000 and $636,000, respectively, on the three loans with principal payments past due greater than 90 days at March 31, 2021.

(2)	Includes two whole loans, with amortized costs of $28.3 million, in maturity default at December 31, 2020.
(3)	The total amortized cost of CRE loans excluded accrued interest receivable of $7.3 million at March 31, 2021 and December 31, 2020.
(4)	Preferred equity investment paid off in full in April 2021.

At March 31, 2021 and December 31, 2020, the Company had three CRE loans in maturity default with total amortized costs of $39.8 million and $39.7 million, respectively. Two of the three loans in maturity default at March 31, 2021 are making current interest payments, while one of the loans is paying interest on a one month lag.

The Company received a $6.7 million payoff of its preferred equity investment in a self-storage CRE property located in the Pacific region during the three months ended March 31, 2021.

Troubled Debt Restructurings (“TDRs”)

There were no TDRs for the three months ended March 31, 2021 and 2020.

During the three months ended March 31, 2021, the Company entered into four extension agreements that had a weighted average period of 11 months. As of March 31, 2021, 17 borrowers were receiving payment timing relief in connection with current extension and forbearance agreements. Two formerly forborne borrowers and one borrower performing in accordance with a forbearance agreement were in maturity default at March 31, 2021. No loan modifications during the three months ended March 31, 2021 resulted in TDRs.

NOTE 7 - INVESTMENT IN REAL ESTATE AND OTHER ACQUIRED ASSETS AND ASSUMED LIABILITIES

In November 2020, the Company received the deed in lieu of foreclosure on a hotel property that formerly collateralized a $38.0 million CRE whole loan. The Company determined that the acquisition of the hotel property should be accounted for as an asset acquisition. The Company obtained third-party valuations of the acquired assets and assumed liabilities. The fair value of the total net assets acquired was $39.8 million.

(Back to Index)

(Back to Index)

ACRES COMMERCIAL REALTY CAPITAL CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

MARCH 31, 2021

(unaudited)

The following table summarizes the book value of the Company’s investments in real estate and related intangible assets (in thousands, except amounts in the footnotes):

	March 31, 2021			December 31, 2020
	Cost	Accumulated Depreciation & Amortization	Book Value	Cost	Accumulated Depreciation & Amortization	Book Value
Assets acquired:
Investment in real estate (1)	$33,972	$(559)	$33,413	$33,929	$(123)	$33,806
Right of use assets (2)(3)	5,603	(32)	5,571	5,603	(11)	5,592
Intangible assets (4)	3,337	(127)	3,210	3,336	(42)	3,294
Total	42,912	(718)	42,194	42,868	(176)	42,692

Liabilities assumed:
Lease liabilities (3)	(3,113)	17	(3,096)	(3,113)	6	(3,107)
Total	(3,113)	17	(3,096)	(3,113)	6	(3,107)

	$39,799		$39,098	$39,755		$39,585

(1)	Includes approximately $48,000 and $5,000 of furniture and fixtures purchased for the property, subsequent to the date of acquisition, at March 31, 2021 and December 31, 2020, respectively.
(2)

Right of use assets include a right of use asset associated with an acquired ground lease of $3.1 million accounted for as an operating lease and a below-market lease intangible asset of $2.5 million at March 31, 2021 and December 31, 2020.

(3)

Right of use assets and lease liabilities exclude a right of use asset of $5,000 and a lease liability of $5,000 on a leased copier in the Company’s Philadelphia, PA office, which is accounted for as an operating lease, at March 31, 2021.

(4)	Intangible assets include a franchise agreement intangible of $2.8 million and a customer list intangible asset of $435,000 and $477,000 at March 31, 2021 and December 31, 2020, respectively.

The right of use assets and lease liabilities comprised a ground lease acquired, determined to be an operating lease. The lease payments on the ground lease consist of air rights rent, retail rent and parking rent, the amounts of which are specifically determined in the executed lease agreement and subsequently increased based on the increase of the consumer price index over a specified amount of periods. The Company recorded approximately $12,000 of offsetting amortization and accretion on its ground lease right of use assets and lease liabilities during the three months ended March 31, 2021.

During the three months ended March 31, 2021, the Company recorded amortization expense of approximately $197,000 on its intangible assets. The Company expects to record amortization expense of $375,000, $375,000, $355,000, $210,000 and $210,000 during the 2021, 2022, 2023, 2024 and 2025 fiscal years, respectively, on its intangible assets.

NOTE 8 - INVESTMENT SECURITIES AVAILABLE-FOR-SALE

The following table summarizes the Company’s investment securities available-for-sale, carried at fair value, including those pledged as collateral (in thousands, except amount in the footnote):

	Amortized Cost (1)	Unrealized Gains	Unrealized Losses	Fair Value
At December 31, 2020:
CMBS, fixed-rate	$2,080	$—	$—	$2,080

(1)	The amortized cost of CMBS excluded accrued interest receivable of $56,000 at December 31, 2020.

Beginning in the first quarter of 2020, the COVID-19 pandemic produced material and previously unforeseeable liquidity shocks to credit markets. This resulted in significant declines in the pricing of the Company’s investment securities available-for-sale, which triggered substantial margin calls by its counterparties and, in certain cases, formal notices of events of default, all of which were withdrawn or rescinded as of April 19, 2020. As a result of these circumstances and the uncertainty caused by the COVID-19 pandemic, substantially all of the Company’s remaining CMBS available-for-sale were sold as of April 2020.

During the three months ended March 31, 2020, the Company incurred losses of $185.4 million on its CMBS portfolio, including realized losses of $118.8 million and unrealized losses of $66.6 million primarily attributable to the sale of 67 CMBS as of April 2020, including 49 CMBS sold in March 2020.

(Back to Index)

(Back to Index)

ACRES COMMERCIAL REALTY CAPITAL CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

MARCH 31, 2021

(unaudited)

During the three months ended March 31, 2020, the Company recorded unrealized losses of $5.1 million on two CMBS securities on its consolidated statements of operations as the fair values of the securities were less than the amortized cost bases and the securities were expected to sell prior to recovery of the amortized cost bases. In March 2021, the Company sold these two positions, resulting in cash proceeds of $3.0 million and gains of $878,000 during the three months ended March 31, 2021.

NOTE 9 - INVESTMENTS IN UNCONSOLIDATED ENTITIES

The Company’s investments in unconsolidated entities at March 31, 2021 and December 31, 2020 comprised a 100% interest in the common shares of RCT I and RCT II with a value of $1.5 million in the aggregate, or 3.0% of each trust. The Company records its investments in RCT I’s and RCT II’s common shares as investments in unconsolidated entities using the cost method, recording dividend income when declared by RCT I and RCT II. During the three months ended March 31, 2021 and 2020, the Company recorded dividends from its investments in RCT I’s and RCT II’s common shares, reported in other revenue on the consolidated statement of operations, of $16,000 and $23,000, respectively.

NOTE 10 - BORROWINGS

The Company historically has financed the acquisition of its investments, including investment securities and loans, through the use of secured and unsecured borrowings in the form of securitized notes, repurchase agreements, secured term warehouse financing facilities, a senior secured financing facility, senior unsecured notes, convertible senior notes and trust preferred securities issuances. Certain information with respect to the Company’s borrowings is summarized in the following table (dollars in thousands, except amounts in the footnote):

	Principal Outstanding	Unamortized Issuance Costs and Discounts	Outstanding Borrowings	Weighted Average Borrowing Rate	Weighted Average Remaining Maturity	Value of Collateral
At March 31, 2021:
XAN 2019-RSO7 Senior Notes	$344,329	$2,324	$342,005	1.65%	15.1 years	$445,687
XAN 2020-RSO8 Senior Notes	347,181	3,701	343,480	1.61%	13.9 years	434,069
XAN 2020-RSO9 Senior Notes	219,775	3,191	216,584	3.31%	16.1 years	270,907
Unsecured junior subordinated debentures	51,548	—	51,548	4.15%	15.4 years	—
4.50% Convertible Senior Notes	143,750	5,561	138,189	4.50%	1.4 years	—
Senior Unsecured Notes due 2027	50,000	3,490	46,510	12.00%	6.3 years	—
Senior secured financing facility	44,869	3,895	40,974	5.75%	6.3 years	205,883
CRE - term warehouse financing facilities (1)	129,119	760	128,359	2.33%	207 days	182,612
Total	$1,330,571	$22,922	$1,307,649	2.91%	11.4 years	$1,539,158

	Principal Outstanding	Unamortized Issuance Costs and Discounts	Outstanding Borrowings	Weighted Average Borrowing Rate	Weighted Average Remaining Maturity	Value of Collateral
At December 31, 2020:
XAN 2019-RSO7 Senior Notes	$415,621	$2,861	$412,760	1.60%	15.3 years	$516,979
XAN 2020-RSO8 Senior Notes	388,459	4,164	384,295	1.62%	14.2 years	475,347
XAN 2020-RSO9 Senior Notes	234,731	3,857	230,874	3.31%	16.3 years	285,862
Unsecured junior subordinated debentures	51,548	—	51,548	4.18%	15.7 years	—
4.50% Convertible Senior Notes	143,750	6,498	137,252	4.50%	1.6 years	—
Senior Unsecured Notes due 2027	50,000	3,574	46,426	12.00%	6.6 years	—
Senior secured financing facility	33,360	4,046	29,314	5.75%	6.6 years	239,385
CRE - term warehouse financing facility (1)	13,516	1,258	12,258	2.66%	299 days	20,000
Total	$1,330,985	$26,258	$1,304,727	2.83%	13.0 years	$1,537,573

(1)	Principal outstanding includes accrued interest payable of $176,000 and $16,000 at March 31, 2021 and December 31, 2020, respectively.

(Back to Index)

(Back to Index)

ACRES COMMERCIAL REALTY CAPITAL CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

MARCH 31, 2021

(unaudited)

Securitizations

The following table sets forth certain information with respect to the Company’s consolidated securitizations at March 31, 2021 (in thousands, except amount in footnotes):

	Closing Date	Maturity Date	End of Designated Principal Reinvestment Period (1)	Total Note Paydowns Received from Closing Date through March 31, 2021
XAN 2019-RSO7	April 2019	April 2036	April 2022	$241,481
XAN 2020-RSO8	March 2020	March 2035	March 2023	$88,562
XAN 2020-RSO9 (2)	September 2020	April 2037	N/A	$26,019

(1)

The designated principal reinvestment period is the period in which principal repayments can be utilized to purchase loans held outside of the respective securitization that represent the funded commitments of existing collateral in the respective securitization that were not funded as of the date the respective securitization was closed.

(2)

A designated principal reinvestment period is excluded from the terms of Exantas Capital Corp. 2020-RSO9, Ltd.’s (“XAN 2020-RSO9”) indenture. XAN 2020-RSO9 includes a future advances reserve account of $17.7 million at March 31, 2021 to fund unfunded commitments, which is reported in restricted cash on the consolidated balance sheet.

The investments held by the Company’s securitizations collateralize the securitizations’ borrowings and, as a result, are not available to the Company, its creditors, or stockholders. All senior notes and preferred shares of the securitizations held by the Company at March 31, 2021 and December 31, 2020 were eliminated in consolidation.

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

The following table summarizes the 4.50% Convertible Senior Notes at March 31, 2021 (dollars in thousands, except the conversion price and amounts in the footnotes):

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

(2)	During the three months ended March 31, 2021 and 2020 the effective interest rate for the 4.50% Convertible Senior Notes was 7.43%.
(3)

Represents the number of shares of common stock per $1,000 principal amount of the 4.50% Convertible Senior Notes’ principal outstanding, subject to adjustment as provided in the Third Supplemental Indenture (the “4.50% Convertible Senior Notes Indenture”).

(4)

The conversion rate and conversion price of the 4.50% Convertible Senior Notes at March 31, 2021 are adjusted to reflect quarterly cash distributions in excess of a $0.30 distribution threshold, as defined in the 4.50% Convertible Senior Notes Indenture.

The 4.50% Convertible Senior Notes are convertible at the option of the holder at any time up until one business day before the respective maturity date and may be settled in cash, the Company’s common stock or a combination of cash and the Company’s common stock, at the Company’s election. The Company may not redeem the 4.50% Convertible Senior Notes prior to maturity. The closing price of the Company’s common stock was $14.59 on March 31, 2021, which did not exceed the conversion price of its 4.50% Convertible Senior Notes at March 31, 2021.

(Back to Index)

(Back to Index)

ACRES COMMERCIAL REALTY CAPITAL CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

MARCH 31, 2021

(unaudited)

Senior Secured Financing Facility and Term Warehouse Financing Facilities

Borrowings under the Company’s senior secured financing facility and term warehouse facilities are guaranteed by the Company or one or more of its subsidiaries. The following table sets forth certain information with respect to the Company’s senior secured financing and term warehouse financing facilities (dollars in thousands, except amounts in footnotes):

	March 31, 2021				December 31, 2020
	Outstanding Borrowings	Value of Collateral	Number of Positions as Collateral	Weighted Average Interest Rate	Outstanding Borrowings	Value of Collateral	Number of Positions as Collateral	Weighted Average Interest Rate
Senior Secured Financing Facility
Massachusetts Mutual Life Insurance Company (1)	$40,974	$205,883	13	5.75%	$29,314	$239,385	15	5.75%

CRE - Term Warehouse Financing Facilities
Wells Fargo Bank, N.A. (2)(3)	12,957	18,860	2	2.11%	—	—	—	—%
Barclays Bank PLC (2)(4)	33,637	42,047	1	1.86%	—	—	—	—%
JPMorgan Chase Bank, N.A. (2)(5)	81,765	121,705	6	2.56%	12,258	20,000	1	2.66%
Total	$169,333	$388,495			$41,572	$259,385

(1)	Includes $3.9 million and $4.0 million of deferred debt issuance costs at March 31, 2021 and December 31, 2020, respectively.
(2)	Outstanding borrowings include accrued interest payable.
(3)	Includes $339,000 and $504,000 of deferred debt issuance costs at March 31, 2021 and December 31, 2020, respectively.
(4)	Includes $16,000 and $174,000 of deferred debt issuance costs at March 31, 2021 and December 31, 2020, respectively.
(5)	Includes $405,000 and $580,000 of deferred debt issuance costs at March 31, 2021 and December 31, 2020, respectively.

The following table shows information about the amount at risk under the warehouse financing facilities (dollars in thousands):

	Amount at Risk (1)	Weighted Average Remaining Maturity	Weighted Average Interest Rate
At March 31, 2021:
CRE - Term Warehouse Financing Facilities
Wells Fargo Bank, N.A.	$5,623	185 days	2.11%
Barclays Bank PLC	$8,394	212 days	1.86%
JPMorgan Chase Bank, N.A.	$39,980	209 days	2.56%

(1)	Equal to the total of the estimated fair value of loans sold and accrued interest receivable, minus the total of the warehouse financing agreement liabilities and accrued interest payable.

The Company was in compliance with all financial covenants in each of the respective agreements at March 31, 2021 and December 31, 2020.

CRE - Term Warehouse Financing Facilities

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

(Back to Index)

(Back to Index)

ACRES COMMERCIAL REALTY CAPITAL CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

MARCH 31, 2021

(unaudited)

Contractual maturity dates of the Company’s borrowings’ principal outstanding by category and year are presented in the table below (in thousands):

	Total	2021	2022	2023	2024	2025 and Thereafter
At March 31, 2021:
CRE securitizations	$911,285	$—	$—	$—	$—	$911,285
Unsecured junior subordinated debentures	51,548	—	—	—	—	51,548
4.50% Convertible Senior Notes	143,750	—	143,750	—	—	—
Senior Unsecured Notes due 2027	50,000	—	—	—	—	50,000
Senior secured financing facility	44,869	—	—	—	—	44,869
Term warehouse financing facilities (1)	129,119	129,119	—	—	—	—
Total	$1,330,571	$129,119	$143,750	$—	$—	$1,057,702

(1)	Includes accrued interest payable in the balances of principal outstanding.

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

At March 31, 2021, the Company had 4.8 million shares of Series C Preferred Stock outstanding, with a weighted average issuance price, excluding offering costs, of $25.00.

In March 2016, the Board of Directors (“Board”) approved a share repurchase program and in November 2020, the Board reauthorized and approved the continued use of the Company’s existing share repurchase program in order to repurchase up to $20.0 million of the currently outstanding shares of the Company’s common stock through March 31, 2021. In March 2021, the Board authorized the extension of the previous $20.0 million authorization through the second quarter of 2021 or until the $20.0 million is fully deployed. Additionally, the Board authorized the Company to enter into written trading plans under Rule 10b5-1 of the Securities Exchange Act of 1934 in connection with the authorized repurchases. During the three months ended March 31, 2021, the Company repurchased $9.5 million of its common stock, or approximately 744,664 shares. Approximately $5.1 million remains available under the program at March 31, 2021. During the three months ended March 31, 2020, the Company did not repurchase any shares of its common or preferred stock through this program.

In connection with the Note and Warrant Purchase Agreement, the 12.00% senior unsecured notes due 2027 (the “Senior Unsecured Notes due 2027”) give Oaktree Capital Management, L.P. (“Oaktree”) and Massachusetts Mutual Life Insurance Company (“MassMutual”) warrants to purchase an aggregate of up to 1.2 million shares of common stock at an exercise price of $0.03 per share, subject to certain potential adjustments. On July 31, 2020, concurrently with the issuance of the Senior Unsecured Notes due 2027, the Company issued to Oaktree warrants to purchase 391,995 shares of common stock for an aggregate purchase price of $42.0 million and issued to MassMutual warrants to purchase 74,666 shares of common stock for an aggregate purchase price of $8.0 million. The warrants are recorded in additional paid-in capital on the consolidated balance sheet at their fair value of $3.1 million at issuance. At any time and from time to time prior to January 31, 2022, the Company may elect to issue to Oaktree and MassMutual warrants to purchase an additional 699,992 shares of common stock for a purchase price equal to the principal amount of the additional Senior Unsecured Notes due 2027 being issued. The warrants are immediately exercisable on issuance and expire seven years from the issuance date. The warrants can be exercised with cash or as a net exercise.

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

(Back to Index)

(Back to Index)

ACRES COMMERCIAL REALTY CAPITAL CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

MARCH 31, 2021

(unaudited)

The following table summarizes the Company’s restricted common stock transactions:

Non-Employee Directors
Unvested shares at January 1, 2021	11,610
Issued	—
Vested	—
Forfeited	—
Unvested shares at March 31, 2021	11,610

There were no restricted common stock grants during the three months ended March 31, 2021. The fair values at grant date of the shares of restricted common stock granted to non-employees during the three months ended March 31, 2020 was $2.1 million. The fair value at grant date of shares of restricted common stock issued to the Company’s seven non-employee directors that served at any time during the three months ended March 31, 2020 was $145,000.

The following table summarizes the status of the Company’s vested stock options at March 31, 2021:

Vested Options	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Vested at January 1, 2021	3,333	$76.80
Vested	—	—
Exercised	—	—
Forfeited	—	—
Expired	—	—
Vested at March 31, 2021	3,333	$76.80	0.13	$—

There were no options granted during the three months ended March 31, 2021 or 2020. The outstanding stock options have contractual terms of ten years and will expire in May 2021.

The components of equity compensation expense for the periods presented are as follows (in thousands):

	For the Three Months Ended
	March 31,
	2021	2020
Restricted shares granted to non-employees (1)	$—	$435
Restricted shares granted to non-employee directors	19	63
Total	$19	$498

(1)

Non-employees were employees of C-III or Resource America, Inc. (“Resource America”) from January 1, 2020 to July 31, 2020. On July 31, 2020, the Company’s management contract was purchased from the Prior Manager by the Manager in the ACRES acquisition. See Note 1.

Under the Company’s Fourth Amended and Restated Management Agreement, as amended (“Management Agreement”), incentive compensation is paid quarterly. Up to 75% of the incentive compensation is paid in cash and at least 25% is paid in the form of an award of common stock, recorded in management fees on the consolidated statements of operations. No incentive compensation was paid to the Manager for the three months ended March 31, 2021 or the Prior Manager for the three months ended March 31, 2020.

All equity awards, apart from incentive compensation under the management agreement, have been discretionary in nature and subject to approval by the compensation committee of the Board. In 2020, the Compensation Committee and the Board created parameters for equity awards, whereby they are no longer discretionary but are now based upon the Company’s achievement of performance parameters using book value of the common stock as the appropriate benchmark.

(Back to Index)

(Back to Index)

ACRES COMMERCIAL REALTY CAPITAL CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

MARCH 31, 2021

(unaudited)

NOTE 13 - EARNINGS PER SHARE

The following table presents a reconciliation of basic and diluted earnings (losses) per common share for the periods presented (dollars in thousands, except per share amounts):

	For the Three Months Ended
	March 31,
	2021	2020
Net income (loss)	$13,056	$(196,521)
Net income allocated to preferred shares	(2,588)	(2,588)
Net income (loss) allocable to common shares	$10,468	$(199,109)

Weighted average number of common shares outstanding:
Weighted average number of common shares outstanding - basic	9,729,463	10,542,068
Weighted average number of warrants outstanding (1)	466,661	—
Total weighted average number of common shares outstanding - basic	10,196,124	10,542,068
Effect of dilutive securities - unvested restricted stock	9,245	—
Weighted average number of common shares outstanding - diluted	10,205,369	10,542,068

Net income (loss) per common share - basic	$1.03	$(18.89)
Net income (loss) per common share - diluted	$1.03	$(18.89)

(1)	See Note 11 for further details regarding the warrants.

For the 4.50% Convertible Senior Notes, the Company has the intent and ability to settle the principal amount in cash and intends to settle the conversion feature for the amount above the conversion price, or the conversion spread, if any, in common stock. The Company uses the treasury stock method for calculating any potential dilutive effect of the conversion spread on diluted EPS, if applicable. The conversion spread will have a dilutive impact on diluted EPS when the average market price of the Company’s common stock for a given period exceeds the conversion price of the 4.50% Convertible Senior Notes. For the three months ended March 31, 2021, the average market price of the Company’s common stock did not exceed the conversion price of the 4.50% Convertible Senior Notes and for the three months ended March 31, 2020 the average market price of the Company’s common stock did not exceed the conversion price of the 4.50% Convertible Senior Notes and 8.00% Convertible Senior Notes and as such the convertible senior notes have been excluded from the computation of diluted EPS. The conversion rate and conversion price for the 4.50% Convertible Senior Notes are described further in Note 10.

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

The Company’s 2021 distributions are, and will be, determined by the Board, which will also consider the composition of any distributions declared, including the option of paying a portion in cash and the balance in additional shares of common stock.

For the quarter ended March 31, 2021, the Company declared and subsequently paid its Series C Preferred Stock distributions, or $0.54 per share. It did not pay any common share distributions for the quarter ended March 31, 2021. For the quarter ended March 31, 2020, the Company declared and subsequently rescinded distributions on its common shares and Series C Preferred Stock.

(Back to Index)

(Back to Index)

ACRES COMMERCIAL REALTY CAPITAL CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

MARCH 31, 2021

(unaudited)

The following tables present distributions declared (on a per share basis) for the three months ended March 31, 2021 and the year ended December 31, 2020:

	Series C Preferred Stock
	Date Paid	Total Distributions Paid	Distributions Per Share
	(in thousands)
2021
March 31	April 30	$2,588	$0.5390625
2020
December 31	February 1, 2021	$2,587	$0.5390625
March 31, June 30 and September 30	October 30	$7,763	$1.6171875

NOTE 15 - ACCUMULATED OTHER COMPREHENSIVE LOSS

The following table presents the changes in net unrealized loss on derivatives, the sole component of accumulated other comprehensive loss, for the three months ended March 31, 2021 (in thousands):

Accumulated Other Comprehensive Loss - Net Unrealized Loss on Derivatives
Balance at January 1, 2021	$(9,978)
Amounts reclassified from accumulated other comprehensive loss (1)	456
Balance at March 31, 2021	$(9,522)

(1)	Amounts reclassified from accumulated other comprehensive loss are reclassified to interest expense on the Company’s consolidated statements of operations.

NOTE 16 - RELATED PARTY TRANSACTIONS

Relationship with ACRES Capital Corp. and certain of its Subsidiaries

Relationship with ACRES Capital Corp. and certain of its Subsidiaries. The Manager is a subsidiary of ACRES Capital Corp., of which Andrew Fentress, the Company’s Chairman, serves as Managing Partner and Mark Fogel, the Company’s President, Chief Executive Officer and Director, serves as Chief Executive Officer and President. Mr. Fentress and Mr. Fogel are also shareholders and board members of ACRES Capital Corp.

Effective on July 31, 2020, the Company has a Management Agreement with the Manager pursuant to which the Manager provides the day-to-day management of the Company’s operations and receives management fees. For the three months ended March 31, 2021, the Manager earned base management fees of approximately $1.3 million. No incentive compensation was earned for the three months ended March 31, 2021. At March 31, 2021 and December 31, 2020, $442,000 of base management fees were payable by the Company to the Manager. There was no incentive compensation payable at March 31, 2021 and December 31, 2020. The Manager and its affiliates provided the Company with a Chief Financial Officer and a sufficient number of additional accounting, finance, tax and investor relations professionals. The Company reimbursed the Manager’s expenses for (a) the wages, salaries and benefits of the Chief Financial Officer, and (b) a portion of the wages, salaries and benefits of accounting, finance, tax and investor relations professionals, in proportion to such personnel’s percentage of time allocated to the Company’s operations. The Company reimbursed out-of-pocket expenses and certain other costs incurred by the Manager that related directly to the Company’s operations. For the three months ended March 31, 2021, the Company reimbursed the Manager $1.2 million for all such compensation and costs. At March 31, 2021 and December 31, 2020, the Company had payables to the Manager pursuant to the Management Agreement totaling approximately $66,000 and $380,000, respectively, related to such compensation and costs. The Company’s base management fee payable and expense reimbursements payable were recorded in management fee payable - related party and accounts payable and other liabilities on the consolidated balance sheet, respectively.

On July 31, 2020, ACRES RF, then known as RCC Real Estate, Inc. (“RCC RE”), a direct, wholly owned subsidiary of the Company, provided a $12.0 million loan (the “ACRES Loan”) to ACRES Capital Corp. evidenced by the promissory note (“Promissory Note”) from ACRES Capital Corp.

(Back to Index)

(Back to Index)

ACRES COMMERCIAL REALTY CAPITAL CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

MARCH 31, 2021

(unaudited)

The ACRES Loan accrues interest at 3.00% per annum payable monthly. The monthly amortization payment is $25,000. The ACRES Loan matures in July 2026, subject to two one-year extensions (at ACRES Capital Corp.’s option) subject to the payment of a 0.5% extension fee to ACRES RF on the outstanding principal amount of the ACRES Loan.

During the three months ended March 31, 2021, the Company recorded interest income of $89,000 on the ACRES Loan in other income (expense) on the consolidated statements of operations. At March 31, 2021, the ACRES Loan had a principal balance and accrued interest receivable of $11.8 million and $31,000, respectively, recorded in loan receivable - related party and accrued interest receivable, respectively, on the consolidated balance sheet.

At March 31, 2021, the Company retained equity in one securitization entity that was structured for the Company by the Manager. Under the Management Agreement, the Manager was not separately compensated by the Company for executing this transaction and was not separately compensated for managing the securitization entity and its assets.

Relationship with ACRES Capital Servicing LLC. Under the Loan and Servicing Agreement (the “MassMutual Loan Agreement”) with MassMutual and the other lenders party thereto, ACRES Capital Servicing LLC (“ACRES Capital Servicing”), an affiliate of ACRES Capital Corp. and the Manager, serves as the portfolio servicer. Additionally, ACRES Capital Servicing serves as special servicer of XAN 2020-RSO9. During the three months ended March 31, 2021, ACRES Capital Servicing received no portfolio servicing fees or special servicing fees.

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

Prior to July 31, 2020, the Company had a management agreement with the Prior Manager pursuant to which the Prior Manager provided the day-to-day management of the Company’s operations and received substantial fees. For the three months ended March 31, 2020, the Prior Manager earned base management fees of approximately $2.1 million. No incentive compensation was earned for the three months ended March 31, 2020. The Prior Manager and its affiliates provided the Company with a Chief Financial Officer and a sufficient number of additional accounting, finance, tax and investor relations professionals. The Company reimbursed the Prior Manager’s and its affiliates’ expenses for (a) the wages, salaries and benefits of the Chief Financial Officer, (b) a portion of the wages, salaries and benefits of accounting, finance, tax and investor relations professionals, in proportion to such personnel’s percentage of time allocated to the Company’s operations, and (c) personnel principally devoted to the Company’s ancillary operating subsidiaries. The Company reimbursed out-of-pocket expenses and certain other costs incurred by the Prior Manager and its affiliates that related directly to the Company’s operations. For the three months ended March 31, 2020, the Company reimbursed the Prior Manager $1.9 million for all such compensation and costs.

At March 31, 2021, the Company retained equity in five securitization entities that were structured for the Company by the Prior Manager, although three of the securitization entities had been substantially liquidated as of March 31, 2021. Under the management agreement, the Prior Manager was not separately compensated by the Company for executing these transactions and was not separately compensated for managing the securitization entities and their assets.

Relationship with Resource Real Estate, LLC. Resource Real Estate, LLC (“Resource Real Estate”), an indirect wholly-owned subsidiary of Resource America and C-III, originated, financed and managed the Company’s CRE loan portfolio until the ACRES acquisition on July 31, 2020. The Company reimbursed Resource Real Estate for loan origination costs associated with all loans originated.

(Back to Index)

(Back to Index)

ACRES COMMERCIAL REALTY CAPITAL CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

MARCH 31, 2021

(unaudited)

Resource Real Estate served as special servicer for the following liquidated real estate securitization transactions, which provided financing for CRE loans: (i) Resource Capital Corp. 2014-CRE2, Ltd., a $353.9 million securitization that closed in July 2014 and liquidated in August 2017; (ii) Resource Capital Corp. 2015-CRE3, Ltd., a $346.2 million securitization that closed in February 2015 and liquidated in August 2018; (iii) Resource Capital Corp. 2015-CRE4, Ltd., a $312.9 million securitization that closed in August 2015 and liquidated in July 2018; and (iv) Resource Capital Corp. 2017-CRE5, Ltd., a $376.7 million securitization that closed in July 2017 and liquidated in July 2019. Resource Real Estate also served as special servicer for Exantas Capital Corp. 2020-RSO8, Ltd., a $522.6 million securitization that closed in March 2020. Resource Real Estate did not earn any special servicing fees during the three months ended March 31, 2020.

Relationship with C-III Commercial Mortgage. In May 2019, ACRES RF, then known as RCC RE, entered into a Mortgage Loan Sale and Purchase Agreement (the “May 2019 Loan Acquisition Agreement”) with C-III Commercial Mortgage LLC (“C-III Commercial Mortgage”), a wholly-owned subsidiary of C-III, that provided for the acquisition by ACRES RF of certain CRE loans on a servicing-released basis at par, plus accrued and unpaid interest on each loan for an aggregate purchase price of $197.6 million. In accordance with the terms of the May 2019 Loan Acquisition Agreement, C-III Commercial Mortgage retains its title to all exit fees in excess of 0.50% of the outstanding principal balance. During the three months ended March 31, 2021 and 2020, C-III Commercial Mortgage earned exit fees of $86,000 and $3,000, respectively. The Company had no outstanding payables to C-III Commercial Mortgage at March 31, 2021 and outstanding payables of $48,000 at December 31, 2020.

Relationship with Resource Real Estate Opportunity REIT

In July 2020, ACRES and the Company entered into agreements with Resource America pursuant to which Resource America provided office space and other office-related services as well as performed an internal audit program. In September 2020, the sublease was assigned from Resource America to Resource Real Estate Opportunity REIT and the internal audit engagement letter was assigned from Resource America to Resource NewCo LLC, a subsidiary of Resource Real Estate Opportunity REIT. A non-employee director of the Company is an executive at, and a director of, Resource Real Estate Opportunity REIT. During the three months ended March 31, 2021, the Company incurred $67,000 of expenses in connection with these agreements. The Company had payables to Resource Real Estate Opportunity REIT of approximately $37,000 at March 31, 2021. These agreements were terminated as of March 31, 2021.

NOTE 17 - FAIR VALUE OF FINANCIAL INSTRUMENTS

The following table presents the Company’s financial instruments carried at fair value on a recurring basis based upon the fair value hierarchy (in thousands):

	Level 1	Level 2	Level 3	Total
At December 31, 2020:
Assets:
Investment securities available-for-sale	$—	$—	$2,080	$2,080

In accordance with guidance on fair value measurements and disclosures, the Company is not required to disclose quantitative information with respect to unobservable inputs contained in fair value measurements that are not developed by the Company. As a consequence, the Company has not disclosed such information associated with fair values obtained for investment securities available-for-sale from third-party pricing sources.

The following table presents additional information about the Company’s assets that are measured at fair value on a recurring basis for which the Company has utilized Level 3 inputs (in thousands):

CMBS
Balance, January 1, 2021	$2,080
Included in earnings	878
Sales	(2,958)
Balance, March 31, 2021	$—

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

(Back to Index)

(Back to Index)

ACRES COMMERCIAL REALTY CAPITAL CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

MARCH 31, 2021

(unaudited)

The fair values of the Company’s loans held for investment are measured by discounting the expected future cash flows using the current interest rates at which similar loans would be made to borrowers with similar credit ratings and for the same remaining maturities. Par values of loans with variable interest rates are expected to approximate fair value unless evidence of credit deterioration exists, in which case the fair value approximates the par value less the loan’s allowance estimated through individual evaluation. Fair values of loans with fixed rates are calculated using the net present values of future cash flows, discounted at market rates. The Company’s floating-rate CRE loans had interest rates from 2.70% to 9.00% and 4.10% to 9.75% at March 31, 2021 and December 31, 2020, respectively.

The fair value of the Company’s mezzanine loan is measured by discounting the remaining contractual cash flows using the current interest rates at which similar instruments would be originated for the same remaining maturity. The Company’s mezzanine loan is discounted at a rate of 10.00%.

The fair value of the Company’s preferred equity investment is measured by discounting the instrument’s remaining contractual cash flows using current interest rates at which similar instruments would be originated for the same remaining maturities. The Company’s preferred equity investment is discounted at a rate of 12.08%. In March 2021, one of the Company’s preferred equity investments paid off. The investment was previously discounted at a rate of 11.54% at December 31, 2020. In April 2021, the remaining preferred equity investment paid off.

The Company’s fixed-rate CRE loans were valued using third-party pricing sources. In March 2021, the fixed-rate CRE loans were sold at par for cash proceeds of $4.8 million.

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

Warehouse financing facilities are variable-rate debt instruments indexed to LIBOR that reset periodically and, as a result, their carrying value approximates their fair value, excluding deferred debt issuance costs.

(Back to Index)

(Back to Index)

ACRES COMMERCIAL REALTY CAPITAL CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

MARCH 31, 2021

(unaudited)

The fair values of the Company’s remaining financial and non-financial assets that are not reported at fair value on the consolidated balance sheets are reported in the following table (in thousands):

		Fair Value Measurements
	Carrying Value	Fair Value	Quoted Prices in Active Markets for Identical Assets of Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
At March 31, 2021:
Assets:
CRE whole loans	$1,427,880	$1,460,377	$—	$—	$1,460,377
CRE mezzanine loan	$4,409	$4,700	$—	$—	$4,700
CRE preferred equity investment	$21,413	$21,331	$—	$—	$21,331
Loan receivable - related party	$11,825	$10,008	$—	$—	$10,008
Liabilities:
Senior notes in CRE securitizations	$902,069	$911,898	$—	$—	$911,898
Junior subordinated notes	$51,548	$36,975	$—	$—	$36,975
Convertible notes	$138,189	$137,483	$—	$—	$137,483
Senior Unsecured Notes due 2027	$46,510	$55,147	$—	$—	$55,147
Senior secured financing facility	$40,974	$44,869	$—	$—	$44,869
Warehouse financing facilities	$128,359	$129,119	$—	$—	$129,119
At December 31, 2020:
Assets:
CRE whole loans	$1,477,295	$1,513,822	$—	$—	$1,513,822
CRE mezzanine loan	$4,399	$4,700	$—	$—	$4,700
CRE preferred equity investments	$25,988	$27,650	$—	$—	$27,650
CRE whole loans, fixed-rate (1)	$4,809	$4,809	$—	$—	$4,809
Loan receivable - related party	$11,875	$10,184	$—	$—	$10,184
Liabilities:
Senior notes in CRE securitizations	$1,027,929	$1,030,854	$—	$—	$1,030,854
Junior subordinated notes	$51,548	$31,955	$—	$—	$31,955
Convertible notes	$137,252	$132,437	$—	$—	$132,437
Senior Unsecured Notes due 2027	$46,426	$58,910	$—	$—	$58,910
Senior secured financing facility	$29,314	$33,360	$—	$—	$33,360
Warehouse financing facility	$12,258	$13,516	$—	$—	$13,516

(1)	Classified as other assets on the consolidated balance sheet.

NOTE 18 - MARKET RISK AND DERIVATIVE INSTRUMENTS

The Company is affected by changes in certain market conditions. These changes in market conditions may adversely impact the Company’s financial performance and are referred to as “market risks.” When deemed appropriate, the Company used derivatives as a risk management tool to mitigate the potential impact of certain market risks. The primary market risks managed by the Company through the use of derivative instruments were interest rate risk and market price risk.

The Company also managed its interest rate risk with interest rate swaps. Interest rate swaps are contracts between two parties to exchange cash flows based on specified underlying notional amounts, assets and/or indices.

The Company seeks to manage the extent to which net income changes as a function of changes in interest rates by matching adjustable-rate assets with variable-rate borrowings.

The Company classified its interest rate swap contracts as cash flow hedges, which are hedges that eliminate the risk of changes in the cash flows of a financial asset or liability.

(Back to Index)

(Back to Index)

ACRES COMMERCIAL REALTY CAPITAL CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

MARCH 31, 2021

(unaudited)

The Company terminated all of its interest rate swap positions associated with its prior financed CMBS portfolio in April 2020. At termination, the Company realized a loss of $11.8 million. At March 31, 2021 and December 31, 2020, the Company had a loss of $9.9 million and $10.4 million, respectively, recorded in accumulated other comprehensive (loss) income, which will be amortized into earnings over the remaining life of the debt. During the three months ended March 31, 2021, the Company recorded amortization expense, reported in interest expense on the consolidated statements of operations, of $479,000.

At March 31, 2021 and December 31, 2020, the Company had an unrealized gain of $416,000 and $438,000, respectively, attributable to two terminated interest rate swaps, in accumulated other comprehensive (loss) income on the consolidated balance sheets, to be accreted into earnings over the remaining life of the debt. The Company recorded accretion income, reported in interest expense on the consolidated statements of operations, of $23,000 during the three months ended March 31, 2021 and 2020 to accrete the accumulated other comprehensive income on the terminated swap agreements.

The Company’s prior origination of fixed-rate CRE whole loans exposed it to market pricing risk in connection with the fluctuations of market interest rates. In order to mitigate this market price risk, the Company entered into interest rate swap contracts in which it paid a fixed rate of interest in exchange for a variable rate of interest, usually three-month LIBOR. Unrealized gains and losses on the value of these swap contracts were recorded in other income (expense) on the consolidated statements of operations.

The following tables present the effect of the derivative instruments on the consolidated statements of operations for the three months ended March 31, 2021 and 2020 (in thousands):

	Derivatives
Three Months Ended March 31, 2021	Consolidated Statements of Operations Location	Realized and Unrealized Gain (Loss) (1)
Interest rate swap contracts, hedging	Interest expense	$(456)

	Derivatives
Three Months Ended March 31, 2020	Consolidated Statements of Operations Location	Realized and Unrealized Gain (Loss) (1)
Interest rate swap contracts	Other income (expense)	$(48)
Interest rate swap contracts, hedging	Interest expense	$(196)

(1)	Negative values indicate a decrease to the associated consolidated statement of operations line items.

NOTE 19 - OFFSETTING OF FINANCIAL LIABILITIES

The following table presents a summary of the Company’s offsetting of financial liabilities (in thousands, except amounts in footnotes):

				(iv) Gross Amounts Not Offset on the Consolidated Balance Sheets
	(i) Gross Amounts of Recognized Liabilities	(ii) Gross Amounts Offset on the Consolidated Balance Sheets	(iii) = (i) - (ii) Net Amounts of Liabilities Included on the Consolidated Balance Sheets	Financial Instruments (1)	Cash Collateral Pledged	(v) = (iii) - (iv) Net Amount
At March 31, 2021:
Warehouse financing facilities (2)	$128,359	$—	$128,359	$128,359	$—	$—
At December 31, 2020:
Warehouse financing facilities (2)	$12,258	$—	$12,258	$12,258	$—	$—

(1)	Amounts represent financial instruments pledged that are available to be offset against liability balances associated with term warehouse financing facilities and repurchase agreements.
(2)	The combined fair values of loans pledged against the Company’s various term warehouse financing facilities was $182.6 million and $20.0 million at March 31, 2021 and December 31, 2020, respectively.

All balances associated with warehouse financing facilities are presented on a gross basis on the Company’s consolidated balance sheets.

(Back to Index)

(Back to Index)

ACRES COMMERCIAL REALTY CAPITAL CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

MARCH 31, 2021

(unaudited)

Certain of the Company’s warehouse financing facilities are governed by underlying agreements that generally provide for a right of offset in the event of default or in the event of a bankruptcy of either party to the transaction.

NOTE 20 - COMMITMENTS AND CONTINGENCIES

The Company may become involved in litigation on various matters due to the nature of the Company’s business activities. The resolution of these matters may result in adverse judgments, fines, penalties, injunctions and other relief against the Company as well as monetary payments or other agreements and obligations. In addition, the Company may enter into settlements on certain matters in order to avoid the additional costs of engaging in litigation. Except as discussed below, the Company is unaware of any contingencies arising from such litigation that would require accrual or disclosure in the consolidated financial statements at March 31, 2021.

Primary Capital Mortgage, LLC (“PCM”) is subject to potential litigation related to claims for repurchases or indemnifications on loans that PCM has sold to third parties. At March 31, 2021 and December 31, 2020, no such litigation demand was outstanding. Reserves for such litigation demands are included in the reserve for mortgage repurchases and indemnifications that totaled $1.5 million at March 31, 2021 and December 31, 2020. The reserves for mortgage repurchases and indemnifications are included in liabilities held for sale on the consolidated balance sheets.

The Company did not have any pending litigation matters or general litigation reserve at March 31, 2021 or December 31, 2020.

Impact of COVID-19

As discussed in Note 2, the impact of the COVID-19 pandemic in the U.S. and globally has, and will continue to, adversely impact the Company, its borrowers and their tenants, the properties securing its investments and the economy as a whole. The magnitude and duration of the COVID-19 pandemic could be significant and will depend on future developments, which are uncertain and cannot be predicted, including new information that may emerge about the severity of the pandemic, the extension of quarantines and restrictions on travel, the discovery of successful treatments and the ensuing reactions by consumers, companies, governmental entities and global markets. The Company had no contingent liabilities at March 31, 2021 recorded in connection with the COVID-19 pandemic, however the prolonged duration and impact of the COVID-19 pandemic has had, and may continue to have, a long-term and material impact on its results of operations, financial condition and cash flows.

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

PCM is subject to additional claims for repurchases or indemnifications on loans that PCM has sold to investors. At both March 31, 2021 and December 31, 2020, outstanding demands for indemnification, repurchase or make whole payments totaled $3.3 million. The Company’s estimated exposure for such outstanding claims, as well as unasserted claims, is included in its reserve for mortgage repurchases and indemnifications.

Unfunded Commitments

Unfunded commitments on the Company’s originated CRE loans generally fall into two categories: (1) pre-approved capital improvement projects and (2) new or additional construction costs subject, in each case, to the borrower meeting specified criteria. Upon completion of the improvements or construction, the Company would receive additional interest income on the advanced amount. Whole loans had $58.8 million and $67.2 million in unfunded loan commitments at March 31, 2021 and December 31, 2020, respectively. Preferred equity investments had $2.5 million in unfunded investment commitments at December 31, 2020. There were no unfunded commitments on the preferred equity investments at March 31, 2021.

At closing, XAN 2020-RSO9 included a future advances reserve account, with $17.7 million outstanding at March 31, 2021, included in restricted cash on the consolidated balance sheet, to fund unfunded commitments.

(Back to Index)

(Back to Index)

ACRES COMMERCIAL REALTY CAPITAL CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

MARCH 31, 2021

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

The following discussion should be read in conjunction with our consolidated financial statements and accompanying notes appearing elsewhere in this report. This discussion contains forward-looking statements. Actual results could differ materially from those expressed in or implied by those forward-looking statements. Additionally, please see the sections “Forward-Looking Statements” and “Risk Factors” for a discussion of risks, uncertainties and assumptions associated with those statements included in our Annual Report on Form 10-K for the year ended December 31, 2020.

Overview

We are a Maryland corporation and an externally managed real estate investment trust (“REIT”) that is primarily focused on originating, holding and managing commercial real estate (“CRE”) mortgage loans and other commercial real estate-related debt investments. On July 31, 2020, our management contract was acquired from Exantas Capital Manager Inc. (the “Prior Manager”), a subsidiary of C-III Capital Partners LLC, by ACRES Capital, LLC (the “Manager”), a subsidiary of ACRES Capital Corp. (collectively, “ACRES”), a private commercial real estate lender exclusively dedicated to nationwide middle market CRE lending with a focus on multifamily, student housing, hospitality, office and industrial property in top United States (“U.S.”) markets (the “ACRES acquisition”), and amended and restated. Our Manager draws upon the management team of ACRES and its collective investment experience to provide its services. Our objective is to provide our stockholders with total returns over time, including quarterly distributions and capital appreciation, while seeking to manage the risks associated with our investment strategies as well as to maximize long-term stockholder value by maintaining stability through our available liquidity and diversified CRE loan portfolio.

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

In December 2019, a novel strain of coronavirus (“COVID-19”) was identified. The resulting spread of COVID-19 throughout the globe led the World Health Organization to designate COVID-19 as a pandemic and numerous countries, including the U.S., to declare national emergencies. Many countries have responded to the outbreak by instituting quarantines and restrictions on travel and limiting operations of non-essential offices and retail centers, which has resulted in the closure or remote operation of non-essential businesses and increased rates of unemployment. While certain countries around the world have eased restrictions and financial markets have stabilized to some degree, the pandemic continues to cause uncertainty surrounding its ultimate impact on the global economy, generally, and the CRE business in particular. We continue to actively and responsibly manage corporate liquidity and operations in light of the market disruptions caused by COVID-19. Additionally, nationwide restrictions placed on most businesses in response to COVID-19 are expected to cause significant cash flow disruptions across the economy that will likely impact our borrowers and their ability to stay current with their debt obligations in the near term. We have used and continue to expect to use a variety of legal and structural options to manage that risk effectively, including through forbearance and extension provisions or agreements. It is inherently difficult to accurately assess the impact of COVID-19 on our revenues, profitability and financial position due to uncertainty of the severity and duration of the pandemic. In response, in the near-term, we are focused on prudently retaining and managing sufficient liquidity. We, therefore, have not paid distributions on our common shares in 2021 nor 2020. We continuously monitor the effects of COVID-19 on our operations and financial position to ensure that we remain responsive and adaptable to the dynamic environment that has been created by the pandemic. For additional discussion with respect to the potential impact of COVID-19 on our liquidity and capital resources, see “Liquidity and Capital Resources.”

Our CRE loan portfolio, which had a $1.5 billion carrying value at March 31, 2021 and December 31, 2020, comprised:

•

First mortgage loans, which we refer to as whole loans. These loans are typically secured by first liens on CRE property, including the following property types: office, multifamily, self-storage, retail, hotel, healthcare, student housing, manufactured housing, industrial and mixed-use. At March 31, 2021 and December 31, 2020, our whole loans had a carrying value of $1.4 billion and $1.5 billion, respectively, or 98.2% and 98.0%, respectively, of the CRE loan portfolio.

•

Mezzanine debt that is senior to borrower’s equity but is subordinated to other third-party debt. These loans are subordinated CRE loans, usually secured by a pledge of the borrower’s equity ownership in the entity that owns the property or by a second lien mortgage on the property. At March 31, 2021 and December 31, 2020, our mezzanine loan had a carrying value of $4.4 million or 0.3% of the CRE loan portfolio at each date.

•

Preferred equity investments that are subordinate to first mortgage loans and mezzanine debt. These investments may be subject to more credit risk than subordinated debt but provide the potential for higher returns upon a liquidation of the underlying property and are typically structured to provide some credit enhancement differentiating it from the common equity in such investments. At March 31, 2021 and December 31, 2020, our preferred equity investments had a carrying value of $21.4 million and $26.0 million, respectively, or 1.5% and 1.7% respectively, of the CRE loan portfolio. In April 2021, our one remaining preferred equity investment was liquidated in full.

(Back to Index)

(Back to Index)

We generate our income primarily from the spread between the revenues we receive from our assets and the cost to finance our ownership of those assets, including corporate debt.

While the CRE whole loans included in the CRE loan portfolio are entirely composed of floating-rate loans benchmarked to the London Interbank Offered Rate (“LIBOR”), asset yields are protected through the use of LIBOR floors and minimum interest periods that typically range from 12 to 18 months at the time of a loan’s origination. In a lower interest rate environment, our LIBOR floors provide asset yield protection when LIBOR falls below an in-place LIBOR floor. In addition, our net investment returns are enhanced by a decline in the cost of our floating-rate liabilities that do not have LIBOR floors. At March 31, 2021, our $1.5 billion floating-rate CRE loan portfolio, at par, had a weighted average LIBOR floor of 1.72%. We expect to see a meaningful benefit to interest income as the forward LIBOR curve projects to remain low in the near term in 2021.

Our portfolio comprised loans with a diverse array of collateral types and locations. At March 31, 2021 and December 31, 2020, 82.4% and 83.3%, respectively, of our CRE loans were collateralized by multifamily, office, self-storage, manufactured housing and industrial properties, with the remaining 17.6% and 16.7%, respectively, collateralized by hotel and retail properties. These properties are located throughout the U.S., with no individual National Council of Real Estate Investment Fiduciaries (“NCREIF”) region making up more than 20% of the total CRE loan portfolio at March 31, 2021 and one region in excess of 20% of the total CRE loan portfolio (Mountain at 21.4%) at December 31, 2020.

Except for three loans, all of our loans were current on contractual payments at March 31, 2021. Additionally, we have provided relief in the form of term extensions on four loans, at a weighted average of 11 months, in exchange for $140,000 of fees during the three months ended March 31, 2021.

Our CRE mezzanine loan and preferred equity investment earn interest at fixed rates. We received a $6.7 million payoff on one preferred equity investment during the three months ended March 31, 2021. In April 2021, we received the payoff of the remaining preferred equity investment.

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

Our asset-specific borrowings comprised term warehouse financing facilities, CRE debt securitizations and our senior secured financing facility. At March 31, 2021 and December 31, 2020, we had outstanding balances on our CRE loan term warehouse financing facilities of $128.4 million and $12.3 million, respectively, or 9.8% and 0.9%, respectively, of total outstanding borrowings. At March 31, 2021 and December 31, 2020, we had outstanding balances of $902.1 million and $1.0 billion, respectively, on CRE debt securitizations, or 69.0% and 78.8%, respectively, of total outstanding borrowings. At March 31, 2021 and December 31, 2020, we had an outstanding principal balance on our senior secured financing facility of $41.0 million and $29.3 million, respectively, or 3.1% and 2.3%, respectively, of total borrowings.

In January 2020, we adopted updated accounting guidance that replaced the incurred loss approach with the current expected credit losses (“CECL”) model for the determination of our allowance for loan losses and write-offs on our investment securities available-for-sale. We reevaluate our CECL allowance quarterly, incorporating our current expectations of macroeconomic factors considered in the determination of our CECL reserves. At March 31, 2021, the CECL allowance on our CRE loan portfolio was $28.7 million or 1.9% of our $1.5 billion loan portfolio. At December 31, 2020, the CECL allowance on our CRE loan portfolio was $34.3 million, or 2.2% of our $1.5 billion of our loan portfolio. The reversal of credit losses recorded during the three months ended March 31, 2021 reflected loan paydowns, improved collateral operating performance, declines in expected unemployment and continued projected recoveries in future CRE asset pricing.

During the three months ended March 31, 2021, we sold our two unencumbered commercial mortgage-backed securities (“CMBS”) for cash proceeds of $3.0 million and recorded gains of $878,000.

We historically used derivative financial instruments, including interest rate swaps, to hedge a portion of the interest rate risk associated with our borrowings. In April 2020 we terminated all interest rate hedges in conjunction with the disposition of our financed CMBS portfolio. At March 31, 2021 and December 31, 2020, we had unrealized losses in connection with the terminated hedges of $9.9 million and $10.4 million, respectively, which will be amortized into interest expense over the remaining life of the debt. During the three months ended March 31, 2021, we recognized amortization expense on these terminated contracts of $479,000.

In March 2021, we sold our fixed rate CRE whole loans at par for cash proceeds of $4.8 million.

(Back to Index)

(Back to Index)

We target originating transitional floating-rate CRE loans between $10.0 million and $100.0 million. In March 2020, due to the market disruptions caused by the COVID-19 pandemic, we halted loan originations to manage our liquidity. In conjunction with the capital commitments secured through the ACRES acquisition, we resumed originating floating-rate CRE loans in November 2020. During the three months ended March 31, 2021, we originated six floating-rate CRE whole loans with total commitments of $144.3 million.

We anticipate that our CRE loan originations and other CRE-related investments for the year ended December 31, 2021 will be between $500.0 million and $1.0 billion.

Common stock book value was $22.27 per share at March 31, 2021, a $1.70 per share increase from December 31, 2020.

Impact of COVID-19

As discussed in the “Overview” above, the impact of the COVID-19 pandemic in the U.S. and globally has, and will continue to, adversely impact us, our borrowers and their tenants, the properties securing our investments and the economy as a whole. The COVID-19 pandemic could have a continued and prolonged adverse impact on economic and market conditions and the fluidity of this situation precludes any prediction as to the ultimate adverse impact of the pandemic on economic and market conditions. While the discovery and initial distribution of vaccines has had a positive impact on projected macroeconomic indicators, the full extent and impact of the COVID-19 pandemic on companies continues to evolve rapidly and will depend on future developments, which are uncertain and cannot be predicted, including the duration and spread of the outbreak, the extension of quarantines and restrictions on travel, the further discovery of successful treatments and the ensuing reactions by consumers, companies, governmental entities and global markets. The impact of the pandemic has had, and we expect will continue to have, a long-term and material impact on our results of operations, financial condition and our liquidity and capital resources in the first quarter of 2021 and in future quarters. Further discussion of the potential impacts on our business from the COVID-19 pandemic is provided in the section entitled “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2020.

Results of Operations

Our net income allocable to common shares for the three months ended March 31, 2021 was $10.5 million, or $1.03 per share-basic ($1.03 per share-diluted), as compared to net loss allocable to common shares for the three months ended March 31, 2020 of $199.1 million, or $(18.89) per share-basic ($(18.89) per share-diluted).

(Back to Index)

(Back to Index)

Net Interest Income

The following table analyzes the change in interest income and interest expense for the comparative three months ended March 31, 2021 and 2020 by changes in volume and changes in rates. The changes attributable to the combined changes in volume and rate have been allocated proportionately, based on absolute values, to the changes due to volume and changes due to rates (dollars in thousands, except amounts in footnotes):

	Three Months Ended March 31, 2021 Compared to Three Months Ended March 31, 2020
			Due to Changes in
	Net Change	Percent Change (1)	Volume	Rate
Increase (decrease) in interest income:
CRE whole loans, floating-rate (2)	$(2,525)	(10)%	$(2,123)	$(402)
Legacy CRE loans (2)(3)	2	1%	12	(10)
CRE mezzanine loan	(1)	(1)%	(1)	—
CRE preferred equity investments (2)	58	7%	52	6
CMBS (4)	(5,988)	(97)%	(5,902)	(86)
Other	(87)	(87)%	(87)	—
Total decrease in interest income	(8,541)	(26)%	(8,049)	(492)
Increase (decrease) in interest expense:
Securitized borrowings: (5)
XAN 2018-RSO6 Senior Notes	(1,871)	(100)%	(1,871)	—
XAN 2019-RSO7 Senior Notes	(2,559)	(55)%	(1,076)	(1,483)
XAN 2020-RSO8 Senior Notes	1,456	276%	1,556	(100)
XAN 2020-RSO9 Senior Notes	2,535	100%	2,535	—
Unsecured junior subordinated debentures	(223)	(29)%	—	(223)
Convertible senior notes: (5)
4.50% Convertible Senior Notes	58	2%	58	—
8.00% Convertible Senior Notes	(80)	(100)%	(80)	—
Senior Unsecured Notes due 2027 (5)	1,563	100%	1,563	—
Senior secured financing facility (5)	1,089	100%	1,089	—
CRE - term warehouse financing facilities (5)	(4,407)	(83)%	(2,612)	(1,795)
CMBS - short term repurchase agreements	(2,491)	(100)%	(2,491)	—
Hedging	260	133%	260	—
Total decrease in interest expense	(4,670)	(25)%	(1,069)	(3,601)
Net (decrease) increase in net interest income	$(3,871)		$(6,980)	$3,109

(1)	Percent change is calculated as the net change divided by the respective interest income or interest expense for the three months ended March 31, 2020.
(2)

Includes increases in fee income of approximately $1.1 million, $11,000 and $45,000 recognized on our floating-rate CRE whole loans, legacy CRE loans and CRE preferred equity investments that were due to changes in volume.

(3)

Includes the change in interest income recognized on one legacy CRE loan with an amortized cost of $11.5 million and $11.4 million at March 31, 2021 and December 31, 2020, respectively, classified as a CRE loan on the consolidated balance sheets.

(4)	Includes a decrease in net accretion income of approximately $616,000 that was due to changes in volume.
(5)

Includes increases in amortization expense of approximately $385,000, $152,000, $49,000 and $84,000 on our securitized borrowings, senior secured financing facility, convertible senior notes and, 12.00% senior unsecured notes due 2027 (“Senior Unsecured Notes due 2027”), respectively, and a decrease in amortization expense of approximately $98,000 on our CRE - term warehouse financing facilities, that were due to changes in volume.

Net Change in Interest Income for the Comparative Three Months Ended March 31, 2021 and 2020:

Aggregate interest income decreased by $8.5 million for the comparative three months ended March 31, 2021 and 2020. We attribute the change to the following:

CRE whole loans, floating-rate. The decrease of $2.5 million for the comparative three months ended March 31, 2021 and 2020 was primarily attributable to a decrease in the amount of loans outstanding over the comparative periods. We restarted our loan originations in November 2020 after a seven month pause, during which time we continued to receive loan payoff and paydown proceeds.

Additionally, the decrease was attributable to a greater number of days during the three months ended March 31, 2020 than during the three months ended March 31, 2021 as well as a reversal of deferred interest income during the three months ended March 31, 2021 on one loan that is probable for foreclosure.

(Back to Index)

(Back to Index)

Securities. The net decrease of $6.0 million for the comparative three months ended March 31, 2021 and 2020 was primarily attributable to the disposition of our entire CMBS portfolio as of April 2020, except for two CMBS securities retained. In March 2021, the two remaining CMBS securities were sold for cash proceeds of $3.0 million.

Net Change in Interest Expense for the Comparative Three Months Ended March 31, 2021 and 2020:

Aggregate interest expense decreased by $4.7 million for the comparative three months ended March 31, 2021 and 2020. We attribute the change to the following:

Securitized borrowings. The net decrease of $439,000 for the comparative three months ended March 31, 2021 and 2020 was primarily attributable to a decrease in one-month LIBOR, the benchmark interest rate for our securitized borrowings, over the comparative period. The net decrease for the comparative three months ended March 31, 2021 and 2020 was partially offset by a net increase in volume attributable to the issuances of Exantas Capital Corp. 2020-RSO8, Ltd. (“XAN 2020-RSO8”) and Exantas Capital Corp. 2020-RSO9, Ltd. (“XAN 2020-RSO9”), which closed in March 2020 and September 2020, respectively, offset by the liquidation of Exantas Capital Corp. 2018-RSO6, Ltd. (“XAN 2018-RSO6”) in September 2020.

Unsecured junior subordinated debentures. The decrease of $223,000 for the comparative three months ended March 31, 2021 and 2020 was attributable to a decrease in three-month LIBOR, the benchmark interest rate for our unsecured junior subordinated debentures, over the comparative period.

Senior Unsecured Notes due 2027. The increase of $1.6 million for the comparative three months ended March 31, 2021 and 2020 was attributable to the execution and concurrent utilization of a portion of the Senior Unsecured Notes due 2027 in July 2020.

Senior secured financing facility. The increase of $1.1 million for the comparative three months ended March 31, 2021 and 2020 was attributable to the July 2020 execution and subsequent utilization of the senior secured financing facility.

CRE - term warehouse financing facilities. The decrease of $4.4 million for the comparative three months ended March 31, 2021 and 2020 was primarily attributable to net payoffs of our CRE term warehouse financing facilities compounded by a decrease in the weighted average one-month LIBOR over the comparative period, offset by new originations in the first quarter of 2021. The net payoffs of our CRE term warehouse facilities were funded by the issuance of our XAN 2020-RSO8 and XAN 2020-RSO9 CLOs and the utilization of the senior secured financing facility.

CMBS - short term repurchase agreements. The decrease of $2.5 million for the comparative three months ended March 31, 2021 and 2020 was attributable to the payoff of our CMBS - short term repurchase agreements in full as of April 2020 due to the impact of the COVID-19 pandemic on commercial real estate securities markets in March 2020.

Hedging. The increase of $260,000 for the comparative three months ended March 31, 2021 and 2020 was primarily attributable to amortization expense on terminated interest rate swaps during the three months ended March 31, 2021. In April 2020, in conjunction with the disposition of our CMBS portfolio financed with short-term repurchase agreements, we terminated all interest rate swap contracts hedging that portfolio. During the three months ended March 31, 2021, we recorded net amortization expense, reported in interest expense on the consolidated statements of operations, of $456,000.

(Back to Index)

(Back to Index)

Average Net Yield and Average Cost of Funds:

The following table presents the average net yield and average cost of funds for the three months ended March 31, 2021 and 2020 (dollars in thousands, except amounts in footnotes):

	For the Three Months Ended March 31, 2021			For the Three Months Ended March 31, 2020
	Average Balance	Interest Income (Expense)	Average Net Yield (Cost of Funds) (1)	Average Balance	Interest Income (Expense)	Average Net Yield (Cost of Funds) (1)
Interest-earning assets
CRE whole loans, floating-rate (2)	$1,500,501	$23,454	6.34%	$1,780,115	$25,979	5.85%
Legacy CRE loans (2)	11,516	161	5.67%	11,516	159	5.54%
CRE mezzanine loan	4,700	117	9.96%	4,700	118	9.97%
CRE preferred equity investments (2)	26,844	843	12.74%	26,294	785	11.98%
CMBS (3)	17,017	161	3.84%	476,089	6,149	5.19%
Other	53,814	13	0.10%	23,949	100	1.66%
Total interest income/average net yield	1,614,392	24,749	6.22%	2,322,663	33,290	5.75%
Interest-bearing liabilities
Collateralized by:
CRE whole loans (4)	1,081,098	(8,612)	(3.13)%	1,314,362	(12,369)	(3.77)%
CMBS	—	—	—%	354,853	(2,491)	(2.82)%
General corporate debt:
Unsecured junior subordinated debentures	51,548	(538)	(4.17)%	51,548	(761)	(5.84)%
4.50% Convertible Senior Notes (5)	137,724	(2,555)	(7.42)%	134,056	(2,497)	(7.37)%
8.00% Convertible Senior Notes (5)	—	—	—%	3,491	(80)	(9.07)%
Senior Unsecured Notes due 2027 (6)	46,468	(1,563)	(13.64)%	—	—	—%
Hedging (7)	—	(456)	—%	90,181	(196)	(0.87)%
Total interest expense/average cost of funds	$1,316,838	(13,724)	(3.99)%	$1,948,491	(18,394)	(3.77)%
Total net interest income		$11,025			$14,896

(1)	Average net yield includes net amortization/accretion and fee income and is computed based on average amortized cost.
(2)

Includes fee income of approximately $2.6 million, $18,000 and $80,000 recognized on our floating-rate CRE whole loans, legacy CRE loan and our CRE preferred equity investments, respectively, for the three months ended March 31, 2021 and approximately $1.4 million, $7,000 and $35,000 on our floating-rate CRE whole loans, legacy CRE loan and our CRE preferred equity investments, respectively, for the three months ended March 31, 2020.

(3)	Includes net accretion income of approximately $616,000 for the three months ended March 31, 2020 on our CMBS securities.
(4)

Includes amortization expense of approximately $2.3 million and $1.9 million for the three months ended March 31, 2021 and 2020, respectively, on our interest-bearing liabilities collateralized by CRE whole loans.

(5)	Includes aggregated amortization expense of approximately $938,000 and $889,000 for the three months ended March 31, 2021 and 2020, respectively, on our convertible senior notes.
(6)	Includes amortization expense of approximately $84,000 for the three months ended March 31, 2021 on our Senior Unsecured Notes due 2027.
(7)

Includes net amortization expense of $456,000 for the three months ended March 31, 2021 and accretion income of $23,000 for the three months ended March 31, 2020 on 22 and two terminated interest rate swap agreements, respectively, that were in net loss and gain positions, respectively, at the time of termination. The remaining losses and gains, reported in accumulated other comprehensive (loss) income on the consolidated balance sheets, will be accreted over the remaining life of the debt.

Real Estate Income and Other Revenue

Three Months Ended March 31, 2021 as compared to Three Months Ended March 31, 2020

The following table sets forth information relating to our real estate income and other revenue for the periods presented (dollars in thousands):

	For the Three Months Ended
	March 31,
	2021	2020	Dollar Change	Percent Change
Real estate income and other revenue:
Real estate income	$1,654	$—	$1,654	100%
Other revenue	16	23	(7)	(30)%
Total	$1,670	$23	$1,647	7,161%

Aggregate real estate income and other revenue increased by $1.6 million for the comparative three months ended March 31, 2021 and 2020. We attribute the change to the following:

(Back to Index)

(Back to Index)

Real estate income. The increase of $1.7 million for the comparative three months ended March 31, 2021 and 2020 was attributable to sales revenue earned on a hotel property acquired in a deed in lieu of foreclosure transaction in November 2020. The property reopened during the three months ended March 31, 2021.

Operating Expenses

Three Months Ended March 31, 2021 as compared to Three Months Ended March 31, 2020

The following table sets forth information relating to our operating expenses for the periods presented (dollars in thousands):

	For the Three Months Ended
	March 31,
	2021	2020	Dollar Change	Percent Change
Operating expenses:
Management fees	$1,326	$2,117	$(791)	(37)%
Equity compensation	19	498	(479)	(96)%
Real estate operating expenses	1,831	—	1,831	100%
General and administrative	3,153	3,382	(229)	(7)%
Depreciation and amortization	44	15	29	193%
(Reversal of) provision for credit losses, net	(5,641)	16,149	(21,790)	(135)%
Total	$732	$22,161	$(21,429)	(97)%

Aggregate operating expenses decreased by $21.4 million for the comparative three months ended March 31, 2021 and 2020. We attribute the change to the following:

Management fees. The decrease of $791,000 for the comparative three months ended March 31, 2021 and 2020 was primarily attributable to a decrease in our base management fees during the three months ended March 31, 2021. As of July 31, 2020, as part of the Fourth Amended and Restated Management Agreement, as amended (“Management Agreement”), the monthly base management fee payable to our Manager was amended to be the greater of 1/12th of the amount of our equity multiplied by 1.50% or $442,000 through July 31, 2022. Our monthly base management fee payable to our Prior Manager was equal to 1/12th of the amount of our equity multiplied by 1.50% in accordance with our prior management agreement. In March 2020, our equity decreased in connection with the losses incurred on the disposition of our financed CMBS portfolio.

Equity compensation. The decrease of $479,000 for the comparative three months ended March 31, 2021 and 2020 was primarily attributable to the acceleration of all unvested stock awards at July 31, 2020 upon the close of the ACRES acquisition. We have not issued additional restricted common stock awards during the three months ended March 31, 2021.

Real estate operating expenses. The increase of $1.8 million for the comparative three months ended March 31, 2021 and 2020 was primarily attributable to expenses incurred on a hotel property acquired in a deed in lieu of foreclosure transaction in November 2020. The property reopened during the three months ended March 31, 2021.

General and administrative. General and administrative expenses decreased by $229,000 for the comparative three months ended March 31, 2021 and 2020. The following table summarizes the information relating to our general and administrative expenses for the periods presented (dollars in thousands):

	For the Three Months Ended
	March 31,
	2021	2020	Dollar Change	Percent Change
General and administrative:
Professional services	$1,836	$1,663	$173	10%
Wages and benefits	405	322	83	26%
D&O insurance	296	284	12	4%
Operating expenses	287	377	(90)	(24)%
Dues and subscriptions	177	215	(38)	(18)%
Director fees	119	141	(22)	(16)%
Rent and utilities	32	230	(198)	(86)%
Tax penalties, interest and franchise tax	1	26	(25)	(96)%
Travel	—	124	(124)	(100)%
Total	$3,153	$3,382	$(229)	(7)%

(Back to Index)

(Back to Index)

The decrease in general and administrative expenses for the comparative three months ended March 31, 2021 and 2020 was primarily attributable to a decrease in rent and utilities in conjunction with the ACRES acquisition and a decrease in travel in connection with the restrictions put in place as a result of the COVID-19 pandemic. This was offset by an increase in professional services of which, $277,000 is related to an increased allocation of salaries and benefits of certain employees of the Manager and $141,000 of allocated advisory fees for services rendered as part of the ACRES acquisition, offset by a decrease in $277,000 of legal expense primarily attributable to the settlement of our CMBS repurchase agreements in the first quarter of 2020.

(Reversal of) provision for credit losses, net. The reversal of credit losses of $5.6 million as compared to the provision for credit losses of $16.1 million for the three months ended March 31, 2021 and 2020, respectively, were each attributable to the updated estimates of our CECL model. The CECL model, adopted on January 1, 2020, provides the framework for developing an estimate of the allowance for credit losses using an expected credit losses approach. In the first quarter of 2020, CECL losses in the CRE loan portfolio were negatively impacted by higher expected unemployment and increased volatility in CRE asset pricing and liquidity in connection with the initial outbreak of the COVID-19 pandemic. However, in the first quarter of 2021, our estimated current expected credit losses improved due as a result of loan paydowns, improved collateral performance, expected lower unemployment and continued projected recoveries in future CRE asset pricing.

Other Income (Expense)

Three Months Ended March 31, 2021 as compared to Three Months Ended March 31, 2020

The following table sets forth information relating to our other income (expense) incurred for the periods presented (dollars in thousands):

	For the Three Months Ended
	March 31,
	2021	2020	Dollar Change	Percent Change
Other income (expense):
Net realized and unrealized gain (loss) on investment securities available-for-sale and loans and derivatives	$878	$(185,357)	$186,235	100%
Fair value and other adjustments on asset held for sale	—	(3,791)	3,791	100%
Other income (expense)	215	(131)	346	264%
Total	$1,093	$(189,279)	$190,372	101%

Aggregate other income increased $190.4 million for the comparative three months ended March 31, 2021 and 2020 from other expense of $189.3 million during the three months ended March 31, 2020. We attribute the change to the following:

Net realized and unrealized gain (loss) on investment securities available-for-sale and loans and derivatives. The increase of $186.2 million for the three months ended March 31, 2021 compared to the three months ended March 31, 2020 is primarily attributable to losses of $185.4 million during the three months ended March 31, 2020. The 2020 period included a loss of $180.3 million during the three months ended March 31, 2020 on the disposition of our CMBS portfolio that was financed with our CMBS - short-term repurchase facilities. Additionally, the increase was attributable to a loss of $5.1 million recorded to mark our two remaining investment securities available-for-sale to fair value during the three months ended March 31, 2020. During the three months ended March 31, 2021, we sold the two investment securities available-for-sale for cash proceeds of $3.0 million and recorded gains of $878,000.

Fair value and other adjustments on asset held for sale. The decrease of $3.8 million during the comparative three months ended March 31, 2021 and 2020 was primarily attributable to charges incurred on a CRE asset held for sale of $3.8 million, which included protective advances to cover operating losses of $491,000, recorded during the three months ended March 31, 2020. In December 2020, we sold the asset previously held for sale for proceeds of $10.3 million.

Financial Condition

Summary

Our total assets were $1.7 billion at March 31, 2021 and December 31, 2020.

(Back to Index)

(Back to Index)

Investment Portfolio

The tables below summarize the amortized cost and net carrying amount of our investment portfolio, classified by asset type, at March 31, 2021 and December 31, 2020 as follows (dollars in thousands, except amounts in footnotes):

At March 31, 2021	Amortized Cost	Net Carrying Amount	Percent of Portfolio	Weighted Average Coupon
Loans held for investment:
CRE whole loans, floating-rate (1)	$1,456,196	$1,427,880	95.55%	5.40%
CRE mezzanine loan (1)	4,700	4,409	0.30%	10.00%
CRE preferred equity investment (1)	21,475	21,413	1.43%	11.75%
	1,482,371	1,453,702	97.28%
Other investments:
Investments in unconsolidated entities	1,548	1,548	0.10%	N/A (3)
Investment in real estate (2)	39,098	39,098	2.62%	N/A (3)
	40,646	40,646	2.72%
Total investment portfolio	$1,523,017	$1,494,348	100.00%

At December 31, 2020	Amortized Cost	Net Carrying Amount	Percent of Portfolio	Weighted Average Coupon
Loans held for investment:
CRE whole loans, floating-rate (1)	$1,509,578	$1,477,295	94.97%	5.44%
CRE mezzanine loan (1)	4,700	4,399	0.28%	10.00%
CRE preferred equity investments (1)	27,714	25,988	1.67%	11.38%
	1,541,992	1,507,682	96.92%
Investment securities available-for-sale:
CMBS, fixed-rate	2,080	2,080	0.13%	2.70%
Other investments:
Investments in unconsolidated entities	1,548	1,548	0.10%	N/A (3)
Investment in real estate (2)	39,585	39,585	2.54%	N/A (3)
CRE whole loans, fixed-rate (4)	4,809	4,809	0.31%	4.44%
	45,942	45,942	2.95%
Total investment portfolio	$1,590,014	$1,555,704	100.00%

(1)	Net carrying amount includes an allowance for credit losses of $28.7 million and $34.3 million at March 31, 2021 and December 31, 2020, respectively.
(2)

Includes real estate-related right of use assets of $5.6 million, a lease liability of $3.1 million and intangible assets of $3.2 million and $3.3 million at March 31, 2021 and December 31, 2020, respectively.

(3)	There are no stated rates associated with these investments.
(4)	Classified as other assets on the consolidated balance sheet.

CRE loans. During the three months ended March 31, 2021, we originated $144.3 million of floating-rate CRE whole loan commitments (of which $18.6 million was unfunded loan commitments), funded $6.6 million of previously unfunded loan commitments and received $172.8 million in proceeds from loan payoffs and paydowns. In April 2021, we received an additional $19.6 million of proceeds from the collection of our principal paydown receivable balance.

(Back to Index)

(Back to Index)

The following is a summary of our loans (dollars in thousands, except amounts in footnotes):

Description	Quantity	Principal	Unamortized (Discount) Premium, net (1)	Amortized Cost	Allowance for Credit Losses	Carrying Value	Contractual Interest Rates (2)	Maturity Dates (3)(4)
At March 31, 2021:
CRE loans held for investment:
Whole loans, floating-rate (5)(6)	90	$1,462,277	$(6,081)	$1,456,196	$(28,316)	$1,427,880	1M LIBOR plus 2.70% to 1M LIBOR plus 9.00%	May 2021 to April 2025
Mezzanine loan (5)	1	4,700	—	4,700	(291)	4,409	10.00%	June 2028
Preferred equity investment (6)(7)(8)	1	21,331	144	21,475	(62)	21,413	11.75%	April 2023
Total CRE loans held for investment		$1,488,308	$(5,937)	$1,482,371	$(28,669)	$1,453,702

At December 31, 2020:
CRE loans held for investment:
Whole loans, floating-rate (5)(6)	95	$1,515,722	$(6,144)	$1,509,578	$(32,283)	$1,477,295	1M LIBOR plus 2.70% to 1M LIBOR plus 9.00%	January 2021 to January 2024
Mezzanine loan (5)	1	4,700	—	4,700	(301)	4,399	10.00%	June 2028
Preferred equity investments (6)(7)	2	27,650	64	27,714	(1,726)	25,988	11.00% to 11.50%	June 2022 to April 2023
Total CRE loans held for investment		$1,548,072	$(6,080)	$1,541,992	$(34,310)	$1,507,682

(1)

Amounts include unamortized loan origination fees of $5.6 million and $5.7 million and deferred amendment fees of $464,000 and $495,000 at March 31, 2021 and December 31, 2020, respectively. Additionally, the amounts include unamortized loan acquisition costs of $87,000 and $118,000 at March 31, 2021 and December 31, 2020.

(2)	Our floating-rate CRE loan portfolio of $1.5 billion had a weighted-average one-month LIBOR floor of 1.72% and 1.88% at March 31, 2021 and December 31, 2020, respectively.
(3)	Maturity dates exclude contractual extension options, subject to the satisfaction of certain terms that may be available to the borrowers.
(4)	Maturity dates exclude three whole loans, with amortized costs of $39.8 million and $39.7 million, in maturity default at March 31, 2021 and December 31, 2020, respectively.
(5)	Substantially all loans are pledged as collateral under various borrowings at March 31, 2021 and December 31, 2020.
(6)

Floating-rate CRE whole loans had $58.8 million and $67.2 million in unfunded loan commitments at March 31, 2021 and December 31, 2020, respectively. Preferred equity investments had $2.5 million in unfunded commitments at December 31, 2020. There were no preferred equity investment unfunded commitments at March 31, 2021 following the payoff of a prior investment. These unfunded loan commitments are advanced as the borrowers formally request additional funding and meet certain benchmarks, as permitted under the loan agreement, and any necessary approvals have been obtained.

(7)	The interest rate on our preferred equity investment pays currently at 8.00%. The remaining interest is deferred until payoff.
(8)	The preferred equity investment paid off in April 2021.

At March 31, 2021, approximately 18.4%, 18.2% and 16.8% of our CRE loan portfolio was concentrated in the Mountain, Southeast and Southwest regions, respectively, based on carrying value, as defined by the NCREIF. At December 31, 2020, approximately 21.4%, 17.9% and 16.1% of our CRE loan portfolio was concentrated in the Mountain, Southwest and Southeast regions respectively, based on carrying value. No single loan or investment represented more than 10% of our total assets and no single investment group generated over 10% of our revenue.

CMBS. Beginning in the first quarter of 2020, the COVID-19 pandemic produced material and previously unforeseeable liquidity shocks to credit markets. As a result of the receipt of default notices with respect to some of our CMBS and the uncertainty caused by the COVID-19 pandemic, we disposed of substantially all of our CMBS portfolio as of April 2020. In March 2021, we sold two CMBS securities with an amortized cost and fair value of $2.1 million at December 31, 2020, for cash proceeds of $3.0 million.

Investment in unconsolidated entities. Our investments in unconsolidated entities at March 31, 2021 and December 31, 2020 comprised a 100% interest in the common shares of Resource Capital Trust I (“RCT I”) and RCC Trust II (“RCT II”), respectively, with a value of $1.5 million in the aggregate, or 3.0% of each trust. We record our investments in RCT I’s and RCT II’s common shares as investments in unconsolidated entities using the cost method, recording dividend income when declared by RCT I and RCT II. During the three months ended March 31, 2021 and 2020, we recorded dividends from our investments in RCT I’s and RCT II’s common shares, reported in other revenue on the consolidated statement of operations, of $16,000 and $23,000, respectively.

(Back to Index)

(Back to Index)

Financing Receivables

The following tables show the activity in the allowance for credit losses for the three months ended March 31, 2021 and year ended December 31, 2020 (in thousands, except amount in the footnote):

	Three Months Ended March 31, 2021	Year Ended December 31, 2020
	CRE Loans	CRE Loans
Allowance for credit losses:
Allowance for credit losses at beginning of period	$34,310	$1,460
Adoption of the new accounting guidance	—	3,032
(Reversal of) provision for credit losses	(5,641)	30,815
Realized loss on sale of loan (1)	—	(997)
Allowance for credit losses at end of period	$28,669	$34,310

(1)

The allowance for credit losses included a realized loss of $997,000 that was charged to the allowance related to one CRE loan sale that occurred during the year ended December 31, 2020. There was no such charge off during the three months ended March 31, 2021.

During the three months ended March 31, 2021, we recorded a reversal of expected credit losses of $5.6 million in connection with loan paydowns, improved collateral operating performance, declines in expected unemployment and continued projected recoveries in future CRE asset pricing. During the three months ended March 31, 2020, the proliferation of the COVID-19 pandemic had a significant impact on the global economy, causing higher expected unemployment and increased volatility in CRE asset pricing and liquidity. As a result, we recorded a provision for expected credit losses of $16.1 million.

During the three months ended March 31, 2021, we individually evaluated an office loan in the East North Central region with a $19.9 million principal balance and a hotel loan in the Northeast region with a $14.0 million principal balance for which foreclosure was determined to be probable. We determined that the office loan had a CECL allowance of $1.9 million at March 31, 2021 and December 31, 2020 as the principal balance was in excess of a recently obtained as-is appraised value on the property. The hotel loan was determined to have no CECL allowance as the as-is appraised value on the property was in excess of the principal balance.

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

For the purpose of calculating the quarterly provision for credit losses under CECL, we pool CRE loans based on the underlying collateral property type and utilize a probability of default and loss given default methodology for approximately one year after which we immediately revert to a historical mean loss ratio. In order to calculate the historical mean loss ratio, we utilize our full, 15 year underwriting history in the determination of historical losses, along with the market loss history from a selected population from an engaged third-party provider’s database that were similar to our loan types, loan sizes, durations, interest rate structure and general LTV profiles.

Credit risk profiles of CRE loans at amortized cost were as follows (in thousands, except amount in the footnote):

	Rating 1	Rating 2	Rating 3	Rating 4	Rating 5	Total (1)
At March 31, 2021:
Whole loans, floating-rate	$—	$657,191	$510,531	$252,329	$36,145	$1,456,196
Mezzanine loan	—	—	4,700	—	—	4,700
Preferred equity investment	—	—	—	21,475	—	21,475
Total	$—	$657,191	$515,231	$273,804	$36,145	$1,482,371

At December 31, 2020:
Whole loans, floating-rate	$—	$611,838	$599,208	$262,398	$36,134	$1,509,578
Mezzanine loan	—	—	4,700	—	—	4,700
Preferred equity investments	—	—	6,452	21,262	—	27,714
Total	$—	$611,838	$610,360	$283,660	$36,134	$1,541,992

(1)	The total amortized cost of CRE loans excluded accrued interest receivable of $7.3 million at March 31, 2021 and December 31, 2020.

(Back to Index)

(Back to Index)

Credit risk profiles of CRE loans by origination year at amortized cost were as follows (in thousands, except amount in footnotes):

	2021	2020	2019	2018	2017	Prior	Total (1)
At March 31, 2021:
Whole loans, floating-rate: (2)
Rating 2	$125,884	$203,325	$244,002	$83,980	$—	$—	$657,191
Rating 3	—	43,851	194,778	209,294	45,116	17,492	510,531
Rating 4	—	—	77,937	119,007	46,220	9,165	252,329
Rating 5	—	—	13,949	—	19,900	2,296	36,145
Total whole loans, floating-rate	125,884	247,176	530,666	412,281	111,236	28,953	1,456,196
Mezzanine loan (rating 3)	—	—	—	4,700	—	—	4,700
Preferred equity investment (rating 4)(3)	—	—	—	21,475	—	—	21,475
Total	$125,884	$247,176	$530,666	$438,456	$111,236	$28,953	$1,482,371

	2020	2019	2018	2017	2016	Prior	Total (1)
At December 31, 2020:
Whole loans, floating-rate: (2)
Rating 2	$221,364	$279,077	$111,397	$—	$—	$—	$611,838
Rating 3	43,579	246,073	246,944	45,142	—	17,470	599,208
Rating 4	—	77,495	129,536	46,220	—	9,147	262,398
Rating 5	—	13,938	—	19,900	—	2,296	36,134
Total whole loans, floating-rate	264,943	616,583	487,877	111,262	—	28,913	1,509,578
Mezzanine loan (rating 3)	—	—	4,700	—	—	—	4,700
Preferred equity investments
Rating 3	—	6,452	—	—	—	—	6,452
Rating 4	—	—	21,262	—	—	—	21,262
Total preferred equity investments	—	6,452	21,262	—	—	—	27,714
Total	$264,943	$623,035	$513,839	$111,262	$—	$28,913	$1,541,992

(1)	The total amortized cost of CRE loans excluded accrued interest receivable of $7.3 million at March 31, 2021 and December 31, 2020.
(2)	Acquired CRE whole loans are grouped within each loan’s year of issuance.
(3)	Preferred equity investment paid off in full in April 2021.

At March 31, 2021 and December 31, 2020, we had one mezzanine loan included in assets held for sale that had no fair value.

(Back to Index)

(Back to Index)

Loan Portfolio Aging Analysis

The following table presents the CRE loan portfolio aging analysis as of the dates indicated for CRE loans at amortized cost (in thousands, except amounts in footnotes):

	30-59 Days	60-89 Days	Greater than 90 Days (1)	Total Past Due	Current (2)	Total Loans Receivable (3)	Total Loans > 90 Days and Accruing (1)
At March 31, 2021:
Whole loans, floating-rate	$—	$—	$39,761	$39,761	$1,416,435	$1,456,196	$39,761
Mezzanine loan	—	—	—	—	4,700	4,700	—
Preferred equity investment (4)	—	—	—	—	21,475	21,475	—
Total	$—	$—	$39,761	$39,761	$1,442,610	$1,482,371	$39,761

At December 31, 2020:
Whole loans, floating-rate	$—	$—	$11,443	$11,443	$1,498,135	$1,509,578	$11,443
Mezzanine loan	—	—	—	—	4,700	4,700	—
Preferred equity investments	—	—	—	—	27,714	27,714	—
Total	$—	$—	$11,443	$11,443	$1,530,549	$1,541,992	$11,443

(1)

During the three months ended March 31, 2021 and 2020, we recognized interest income of $653,000 and $636,000, respectively, on the three loans with principal payments past due greater than 90 days at March 31, 2021.

(2)	Includes two whole loans, with amortized costs of $28.3 million, in maturity default at December 31, 2020.
(3)	The total amortized cost of CRE loans excluded accrued interest receivable of $7.3 million at March 31, 2021 and December 31, 2020.
(4)	Preferred equity investment paid off in full in April 2021.

At March 31, 2021 and December 31, 2020, we had three CRE loans, respectively, in maturity default with total amortized costs of $39.8 million and $39.7 million, respectively. Two of the three loans in maturity default at March 31, 2021 are making current interest payments, while one of the loans is paying interest on a one month lag.

We received a $6.7 million payoff of a preferred equity investment in a self-storage CRE property located in the Pacific region during the three months ended March 31, 2021. Subsequent to March 31, 2021, the remaining preferred equity investment paid off in full.

Troubled Debt Restructurings (“TDRs”)

There were no TDRs for the three months ended March 31, 2021 and 2020.

During the three months ended March 31, 2021, we entered into four extension agreements that had a weighted average period of 11 months. As of March 31, 2021, 17 borrowers received payment timing relief in connection with these current extension and forbearance agreements. Two formerly forborne borrowers and one borrower performing in accordance with a forbearance agreement were in maturity default at March 31, 2021. No loan modifications during the three months ended March 31, 2021 resulted in TDRs.

Restricted Cash

At March 31, 2021, we had restricted cash of $42.8 million, which consisted of $42.8 million of restricted cash held within all six of our consolidated securitization entities and $27,000 held in various reserve accounts. At December 31, 2020, we had restricted cash of $38.4 million, which consisted of $38.4 million held within our six consolidated securitization entities and $33,000 held in various reserve accounts. The increase of $4.4 million was primarily attributable to an increase in the restricted cash outstanding at our consolidated securitization entities in connection with the timing of receipt of CRE loan payoff proceeds.

Accrued Interest Receivable

The following table summarizes our accrued interest receivable at March 31, 2021 and December 31, 2020 (in thousands):

	March 31, 2021	December 31, 2020	Net Change
Accrued interest receivable from loans	$7,331	$7,310	$21
Accrued interest receivable from securities	—	56	(56)
Accrued interest receivable from Promissory Note, escrow, sweep and reserve accounts	37	6	31
Total	$7,368	$7,372	$(4)

(Back to Index)

(Back to Index)

The decrease of $4,000 in accrued interest receivable was primarily attributable to the decrease of $56,000 in accrued interest receivable from securities, which was primarily attributable to the sale of our remaining CMBS during the first quarter of 2021.

Other Assets

The following table summarizes our other assets at March 31, 2021 and December 31, 2020 (in thousands):

	March 31, 2021	December 31, 2020	Net Change
Other receivables	$2,404	$804	$1,600
Tax receivables and prepaid taxes	2,289	2,244	45
Other prepaid expenses	1,416	568	848
Fixed assets - non-real estate	132	177	(45)
Unsettled trades receivable	105	181	(76)
Other assets, miscellaneous	10	—	10
CRE fixed-rate whole loans, held for sale	—	4,809	(4,809)
Total	$6,356	$8,783	$(2,427)

The decrease of $2.4 million in other assets was primarily attributable to the sale of two fixed-rate CRE whole loans during the three months ended March 31, 2021 for cash proceeds of $4.8 million. The decrease in other assets was offset by a $1.6 million increase in other receivables in connection with accounts receivable on the operations of the hotel property that we acquired in November 2020 as a result of a deed in lieu of foreclosure transaction and a $848,000 increase in other prepaid expenses, resulting from the March 2021 prepayment of D&O insurance and the prepayment of property taxes on the hotel property.

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
• CMBS; and
• CRE equity investments.

In November 2016, our Board of Directors (the “Board”) approved a strategic plan (the “Plan”) to focus our strategy on CRE debt investments. The Plan contemplated disposing of certain legacy CRE debt investments, exiting underperforming non-core asset classes and businesses and maintaining a dividend policy based on sustainable earnings. Legacy CRE loans are loans underwritten prior to 2010. The non-core asset classes in which we have historically invested are described below:

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

(Back to Index)

(Back to Index)

Derivative Instruments

Historically, a significant market risk to us was interest rate risk. We had sought to manage the extent to which net income changes as a result of fluctuation of changes in interest rates by matching adjustable-rate assets with variable-rate borrowings. We sought to mitigate the potential impact on net income (loss) of adverse fluctuations in interest rates incurred on our borrowings by entering into hedging agreements. We classified our interest rate hedges as cash flow hedges, which are hedges that eliminate the risk of changes in the cash flows of a financial asset or liability.

We terminated all of our interest rate swap positions associated with our prior financed CMBS portfolio in April 2020. At termination, we realized a loss of $11.8 million. At March 31, 2021 and December 31, 2020, we had a loss of $9.9 million and $10.4 million, respectively, recorded in accumulated other comprehensive (loss) income, which will be amortized into earnings over the remaining life of the debt. During the three months ended March 31, 2021, we recorded amortization expense, reported in interest expense on the consolidated statements of operations, of $479,000.

At March 31, 2021 and December 31, 2020, we had an unrealized gain of $416,000 and $438,000, respectively, attributable to two terminated interest rate swaps, in accumulated other comprehensive (loss) income on the consolidated balance sheets, to be accreted into earnings over the remaining life of the debt. We recorded accretion income, reported in interest expense on the consolidated statements of operations, of $23,000 during the three months ended March 31, 2021 and 2020 to accrete the accumulated other comprehensive income on the terminated swap agreements.

We were exposed to market pricing risks in connection with our fixed-rate CRE whole loans. The increase or decrease of market interest rates caused the fair value of the fixed-rate CRE whole loans to decrease or increase. In order to mitigate this market price risk, we entered into interest rate swap contracts in which we paid a fixed rate of interest in exchange for a variable rate benchmark, usually three-month LIBOR.

The following tables present the effect of derivative instruments on our consolidated statements of operations for the three months ended March 31, 2021 and 2020 (in thousands):

	Derivatives
Three Months Ended March 31, 2021	Consolidated Statements of Operations Location	Realized and Unrealized Gain (Loss) (1)
Interest rate swap contracts, hedging	Interest expense	$(456)

	Derivatives
Three Months Ended March 31, 2020	Consolidated Statements of Operations Location	Realized and Unrealized Gain (Loss) (1)
Interest rate swap contracts	Other income (expense)	$(48)
Interest rate swap contracts, hedging	Interest expense	$(196)

(1)	Negative values indicate a decrease to the associated consolidated statement of operations line items.

(Back to Index)

(Back to Index)

Senior Secured Financing Facility and Term Warehouse Financing Facilities

Borrowings under our senior secured financing facility and term warehouse financing facilities are guaranteed by us or one or more of our subsidiaries. The following table sets forth certain information with respect to our senior secured financing and term warehouse financing facilities (dollars in thousands, except amounts in footnotes):

	March 31, 2021				December 31, 2020
	Outstanding Borrowings	Value of Collateral	Number of Positions as Collateral	Weighted Average Interest Rate	Outstanding Borrowings	Value of Collateral	Number of Positions as Collateral	Weighted Average Interest Rate
Senior Secured Financing Facility
Massachusetts Mutual Life Insurance Company (1)	$40,974	$205,883	13	5.75%	$29,314	$239,385	15	5.75%

CRE - Term Warehouse Financing Facilities
Wells Fargo Bank, N.A. (2)(3)	12,957	18,860	2	2.11%	—	—	—	—%
Barclays Bank PLC (2)(4)	33,637	42,047	1	1.86%	—	—	—	—%
JPMorgan Chase Bank, N.A. (2)(5)	81,765	121,705	6	2.56%	12,258	20,000	1	2.66%
Total	$169,333	$388,495			$41,572	$259,385

(1)	Includes $3.9 million and $4.0 million of deferred debt issuance costs at March 31, 2021 and December 31, 2020, respectively.
(2)	Outstanding borrowings include accrued interest payable.
(3)	Includes $339,000 and $504,000 of deferred debt issuance costs at March 31, 2021 and December 31, 2020, respectively.
(4)	Includes $16,000 and $174,000 of deferred debt issuance costs at March 31, 2021 and December 31, 2020, respectively.
(5)	Includes $405,000 and $580,000 of deferred debt issuance costs at March 31, 2021 and December 31, 2020, respectively.

We were in compliance with all covenants in the respective agreements at March 31, 2021 and December 31, 2020.

CRE - Term Warehouse Financing Facilities

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

Securitizations

At March 31, 2021, we retained equity in six of the securitization entities we have executed, of which three have been substantially liquidated.

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

The following table summarizes the 4.50% Convertible Senior Notes at March 31, 2021 (dollars in thousands, except the conversion price and amounts in the footnotes):

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

(2)	During the three months ended March 31, 2021 and 2020 the effective interest rate for the 4.50% Convertible Senior Notes was 7.43%.
(3)

Represents the number of shares of common stock per $1,000 principal amount of the 4.50% Convertible Senior Notes’ principal outstanding, subject to adjustment as provided in the Third Supplemental Indenture (the “4.50% Convertible Senior Notes Indenture”).

(4)

The conversion rate and conversion price of the 4.50% Convertible Senior Notes at March 31, 2021 are adjusted to reflect quarterly cash distributions in excess of a $0.30 distribution threshold, as defined in the 4.50% Convertible Senior Notes Indenture.

(Back to Index)

(Back to Index)

The 4.50% Convertible Senior Notes are convertible at the option of the holder at any time up until one business day before the maturity date and may be settled in cash, our common stock or a combination of cash and our common stock, at our election. We may not redeem the 4.50% Convertible Senior Notes prior to maturity. The closing price of our common stock was $14.59 on March 31, 2021, which did not exceed the conversion price of our 4.50% Convertible Senior Notes at March 31, 2021.

Stockholders’ Equity

Total stockholders’ equity at March 31, 2021 was $335.8 million and gave effect to $9.5 million of net realized losses on our terminated cash flow hedges, shown as a component of accumulated other comprehensive (loss) income. Stockholders’ equity at December 31, 2020 was $334.4 million and gave effect to $10.0 million of net unrealized losses on our terminated cash flow hedges shown as a component of accumulated other comprehensive (loss) income. The increase in stockholders’ equity during the three months ended March 31, 2021 was primarily attributable to an increase in retained earnings in connection with an increase in net income offset by common stock repurchases.

Balance Sheet - Book Value Reconciliation

The following table rolls forward our common stock book value for the three months ended March 31, 2021 (in thousands, except per share data and amounts in footnotes):

	For the Three Months Ended March 31, 2021
	Total Amount	Per Share Amount
Common stock book value at beginning of period (1)(2)	$218,427	$20.57
Net income allocable to common shares (3)	10,468	1.06
Change in other comprehensive income on derivatives	456	0.05
Repurchase of common stock (4)	(9,519)	0.59
Impact to equity of share-based compensation	19	—
Total net increase	1,424	1.70
Common stock book value at end of period (1)(5)	$219,851	$22.27

(1)	Per share calculations and share amounts in the above table and the following tabular footnotes retrospectively reflect the three-for-one reverse stock split effective February 16, 2021.
(2)

Per share calculations exclude unvested restricted stock, as disclosed on our consolidated balance sheets, of 11,610 shares at March 31, 2021 and December 31, 2020, respectively, and include warrants to purchase up to 466,661 shares of common stock at March 31, 2021 and December 31, 2020. The denominator for the calculations were 9,872,562 and 10,617,340 shares at March 31, 2021 and December 31, 2020, respectively.

(3)

The per share amounts are calculated with the denominator referenced in footnote (2) at March 31, 2021. We calculated net income per common share-diluted of $1.03 using the weighted average diluted shares outstanding during the three months ended March 31, 2021.

(4)

Our Board authorized and approved the continued use of the share repurchase program to repurchase up to $20.0 million of outstanding common stock through June 30, 2021 or until the $20.0 million is fully deployed. We purchased 1,280,150 shares for $14.9 million through March 31, 2021.

(5)	We calculated common stock book value as total stockholders’ equity of $335.8 million less preferred stock equity of $116.0 million at March 31, 2021.

Management Agreement Equity

Our monthly base management fee, as defined in our Management Agreement, is equal to the greater of (i) 1/12 of the amount of our equity multiplied by 1.50% or (ii) $442,000 through July 31, 2022 and is calculated and paid monthly in arrears.

The following table summarizes the calculation of equity, as defined in the Management Agreement (in thousands):

Amount
At March 31, 2021:
Proceeds from capital stock issuances, net (1)	$1,219,936
Retained earnings, net (2)	(666,713)
Payments for repurchases of capital stock, net	(221,895)
Total	$331,328

(1)	Deducts underwriting discounts and commissions and other expenses and costs relating to such issuances.
(2)	Excludes non-cash equity compensation expense incurred to date.

Core Earnings

Core Earnings is a non-GAAP financial measure that we use to evaluate our operating performance.

(Back to Index)

(Back to Index)

Core Earnings exclude the effects of certain transactions and adjustments in accordance with accounting principles generally accepted in the United States of America (“GAAP”) that we believe are not necessarily indicative of our current CRE loan portfolio and other CRE-related investments and operations. Core Earnings exclude income (loss) from all non-core assets such as commercial finance, middle market lending, residential mortgage lending, certain legacy CRE loans and other non-CRE assets designated as assets held for sale at the initial measurement date of December 31, 2016.

Core Earnings, for reporting purposes, is defined as GAAP net income (loss) allocable to common shares, excluding (i) non-cash equity compensation expense, (ii) unrealized gains and losses, (iii) non-cash provisions for credit losses, (iv) non-cash impairments on securities, (v) non-cash amortization of discounts or premiums associated with borrowings, (vi) net income or loss from a limited partnership interest owned at the initial measurement date, (vii) net income or loss from non-core assets, (1) (viii) real estate depreciation and amortization, (ix) foreign currency gains or losses and (x) income or loss from discontinued operations. Core Earnings may also be adjusted periodically to exclude certain one-time events pursuant to changes in GAAP and certain non-cash items.

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

The following table provides a reconciliation from GAAP net income (loss) allocable to common shares to Core Earnings allocable to common shares for the periods presented (in thousands, except per share data and amounts in the footnotes):

	For the Three Months Ended
	March 31,
	2021	Per Share Data	2020	Per Share Data
Net income (loss) allocable to common shares - GAAP	$10,468	$1.03	$(199,109)	$(18.89)

Reconciling items from continuing operations:
Non-cash equity compensation expense	19	—	498	0.05
Non-cash (reversal of) provision for CRE credit losses	(5,641)	(0.55)	16,149	1.53
Realized loss on core activities (2)	(5,246)	(0.51)	—	—
Unrealized (gain) loss on core activities (2)	(878)	(0.09)	5,197	0.50
Real estate depreciation and amortization	531	0.05	—	—
Non-cash amortization of discounts or premiums associated with borrowings	822	0.08	711	0.07
Net (income) loss from non-core assets (1)(3)	(33)	—	18	—

Reconciling items from CRE assets:
Net interest income on legacy CRE assets	(161)	(0.02)	(161)	(0.02)
Fair value and other adjustments on legacy CRE assets	—	—	3,791	0.36
Core Earnings allocable to common shares	(119)	(0.01)	(172,906)	(16.40)

Weighted average common shares - diluted on Core Earnings allocable to common shares	10,196		10,542

Core Earnings per common share - diluted	$(0.01)		$(16.40)

(1)

Non-core assets are investments and securities owned by us at the initial measurement date in (i) commercial finance, (ii) middle market lending, (iii) residential mortgage lending, (iv) legacy CRE loans designated as held for sale and (v) other non-CRE assets included in assets held for sale.

(2)

In March 2021, the CMBS portfolio was sold for $3.0 million, representing a total realized loss of $5.2 million that was included in Core Earnings during the three months ended March 31, 2021. Unrealized (gain) loss on core activities comprises the unrealized gains and losses on the residual CMBS portfolio, which were previously excluded from Core Earnings.

(3)	Loss from discontinued operations, net of tax, reported during the three months ended March 31, 2020 was reclassified into net loss (income) from non-core assets to conform to the 2021 presentation.

Core Earnings in accordance with the Management Agreement, which excludes incentive compensation payable, was ($119,000) or $(0.01) per common share outstanding, for the three months ended March 31, 2021. There was no incentive compensation payable for the three months ended March 31, 2021.

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

For the three months ended March 31, 2021, our Core Earnings, as defined in the Management Agreement, did not exceed the Incentive Compensation Hurdle.

Commencing with the quarter ending December 31, 2022, incentive compensation will be calculated and payable in arrears in an amount, not less than zero, equal to:

(i)

for the first full calendar quarter ending December 31, 2022, the product of (a) 20% and (b) the excess of (i) our Core Earnings (as defined in the Management Agreement) for such calendar quarter, over (ii) the product of (A) our book value equity (as defined in the Management Agreement) as of the end of such calendar quarter, and (B) 7% per annum;

(ii)

for each of the second, third and fourth full calendar quarters following the calendar quarter ending December 31, 2022, the excess of (1) the product of (a) 20% and (b) the excess of (i) our Core Earnings (as defined in the Management Agreement) for the calendar quarter(s) following September 30, 2022, over (ii) the product of (A) our book value equity (as defined in the Management Agreement) in the calendar quarter(s) following September 30, 2022, and (B) 7% per annum, over (2) the sum of any incentive compensation paid to our Manager with respect to the prior calendar quarter(s) following September 30, 2022 (other than the most recent calendar quarter); and

(iii)

for each calendar quarter thereafter, the excess of (1) the product of (a) 20% and (b) the excess of (i) our Core Earnings (as defined in the Management Agreement) for the previous 12-month period, over (ii) the product of (A) our book value equity (as defined in the Management Agreement) in the previous 12-month period, and (B) 7% per annum, over (2) the sum of any incentive compensation paid to our Manager with respect to the first three calendar quarters of such previous 12-month period; provided, however, that no incentive compensation shall be payable with respect to any calendar quarter unless Core Earnings (as defined in the Management Agreement) for the 12 most recently completed calendar quarters (or such lesser number of completed calendar quarters from September 30, 2022) in the aggregate is greater than zero.

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

During the three months ended March 31, 2021, our principal sources of liquidity were: (i) proceeds of $115.4 million from our CRE - term warehouse financing facilities, (ii) net proceeds of $38.1 million from repayments on our CRE loan portfolio, (iii) net proceeds of $13.6 million of financing sourced from our senior secured financing facility, (iv) proceeds of $7.8 million from the sale of our fixed-rate CRE whole loans and investment securities available-for-sale, and (v) proceeds of $4.0 million from our CRE securitizations that used principal paydowns to invest in CRE loan future funding commitments. These sources of liquidity were offset by our deployments in CRE debt investments, repurchases of common stock, distributions on our preferred stock and ongoing operating expenses and substantially resulted in the $71.0 million of unrestricted cash we held at March 31, 2021.

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

(Back to Index)

(Back to Index)

2.

Term Warehouse Financing Facilities: Term warehouse financing facilities effectively allow us to borrow against loans that we own. Under these agreements, we transfer loans to a counterparty and agree to purchase the same loans from the counterparty at a price equal to the transfer price plus interest. The counterparty retains the sole discretion over both whether to purchase the loan from us and, subject to certain conditions, the collateral value of such loan for purposes of determining whether we are required to pay margin to the counterparty. Generally, if the lender determines (subject to certain conditions) that the value of the collateral in a repurchase transaction has decreased by more than a defined minimum amount, we would be required to repay any amounts borrowed in excess of the product of (i) the revised collateral or market value multiplied by (ii) the applicable advance rate. During the term of these agreements, we receive the principal and interest on the related loans and pay interest to the counterparty.

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

We were in compliance with all of our covenants at March 31, 2021 in accordance with the terms provided in agreements with our lenders.

We are continuing to monitor the COVID-19 pandemic and its impact on us, the borrowers underlying our CRE loans (and their tenants), our financing sources, and the economy as a whole. Because the severity, magnitude and duration of the COVID-19 pandemic and its economic consequences are uncertain, rapidly changing and difficult to predict, the pandemic’s impact on our operations and liquidity remains uncertain and difficult to predict. Further discussion of the potential impacts on us from the COVID-19 pandemic is provided in the section entitled “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2020.

At March 31, 2021, we had a senior secured financing facility and term warehouse financing facilities as summarized below (in thousands, except amounts in footnotes):

	Execution Date	Maturity Date	Maximum Capacity	Facility Principal Outstanding	Availability
Senior Secured Financing Facility (1)
Massachusetts Mutual Life Insurance Company	July 2020	July 2027	$250,000	$44,869	$205,131
CRE - Term Warehouse Financing Facilities (2)
Wells Fargo Bank, N.A.	February 2012	October 2021	$250,000	13,219	$236,781
Barclays Bank PLC	April 2018	October 2021	$250,000	33,638	$216,362
JPMorgan Chase Bank, N.A.	October 2018	October 2021	$250,000	82,086	$167,914
Total				$173,812

(1)	Facility principal outstanding excludes deferred debt issuance costs of $3.9 million at March 31, 2021.
(2)	Facility principal outstanding excludes accrued interest payable of $176,000 and deferred debt issuance costs and discounts of $760,000 at March 31, 2021.

(Back to Index)

(Back to Index)

The following table summarizes the average principal outstanding on our senior secured financing facility and term warehouse financing facilities during the three months ended March 31, 2021 and December 31, 2020 and the principal outstanding on our senior secured financing facility and term warehouse financing facilities at March 31, 2021 and December 31, 2020 (in thousands, except amounts in footnotes):

	Three Months Ended March 31, 2021	March 31, 2021	Three Months Ended December 31, 2020	December 31, 2020
	Average Principal Outstanding	Principal Outstanding (1)(2)	Average Principal Outstanding	Principal Outstanding (1)(2)
Financing Arrangement
Senior secured financing facility - CRE loans	$46,663	$44,869	$68,403	$33,360
Term warehouse financing facilities - CRE loans	49,972	128,943	3,228	13,500
Total	$96,635	$173,812	$71,631	$46,860

(1)

Excludes accrued interest payable on the senior secured financing facility collateralized by CRE loans of $91,000 and $75,000 and deferred debt issuance costs of $3.9 million and $4.0 million at March 31, 2021 and December 31, 2020, respectively.

(2)

Excludes accrued interest payable on term warehouse financing facilities collateralized by CRE loans of $176,000 and $16,000 and deferred debt issuance costs and discounts of $760,000 and $1.3 million at March 31, 2021 and December 31, 2020, respectively.

The following table summarizes the maximum month-end principal outstanding on our senior secured financing facility and term warehouse financing facilities during the periods presented (in thousands):

	Maximum Month-End Principal Outstanding During the
	Three Months Ended	Years Ended December 31,
	March 31, 2021	2020	2019
Financing Arrangement (1)
Senior secured financing facility - CRE loans	$51,056	$128,495	$—
Term warehouse financing facilities - CRE loans	$128,943	$598,635	$665,294

(1)	Increases in the maximum month-end outstanding principal balances for the periods presented resulted from the originations and acquisitions of CRE loans.

Historically, we have financed the acquisition of our investments through CDOs and securitizations that essentially match the maturity and repricing dates of these financing vehicles with the maturities and repricing dates of our investments. In the past, we have derived substantial operating cash from our equity investments in our CDOs and securitizations, which will cease if the CDOs and securitizations fail to meet certain tests. Through March 31, 2021, we did not experience difficulty in maintaining our existing CDO and securitization financing and passed all of the critical tests required by these financings.

The following table sets forth the distributions received by us and coverage test summaries for our active securitizations for the periods presented (in thousands, except amount in the footnotes):

	Cash Distributions		Overcollateralization Cushion (1)
Name	For the Three Months Ended March 31, 2021	For the Year Ended December 31, 2020	At March 31, 2021	At the Initial Measurement Date	End of Designated Principal Reinvestment Period
XAN 2019-RSO7 (2)	$5,649	$22,126	$61,966	$34,341	April 2022
XAN 2020-RSO8 (2)	$4,505	$13,851	$38,491	$26,146	March 2023
XAN 2020-RSO9 (3)	$1,669	$1,469	$15,946	$11,887	N/A

(1)	Overcollateralization cushion represents the amount by which the collateral held by the securitization issuer exceeds the minimum amount required.
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

(3)

XAN 2020-RSO9 includes a future advances reserve account, which had a balance of $17.7 million at March 31, 2021, to fund commitments that were not funded as of the closing date. Additionally, the indenture does not contain any interest coverage test provisions.

(Back to Index)

(Back to Index)

The following table sets forth the distributions received by us and liquidation details for our liquidated securitizations for the periods presented (in thousands):

	Cash Distributions		Liquidation Details
Name	For the Three Months Ended March 31, 2021	For the Year Ended December 31, 2020	Liquidation Date	Remaining Assets at the Liquidation Date (1)
XAN 2018-RSO6	$—	$6,748	September 2020	$201,327

(1)	The remaining assets at the liquidation date were distributed to us in exchange for our notes owned and preference shares in the respective securitization.

At April 30, 2021, our liquidity consisted of $43.4 million of unrestricted cash and cash equivalents, $64.6 million of unlevered financeable CRE loans and $75.0 million of availability under the Oaktree Capital Management, L.P. and Massachusetts Mutual Life Insurance Company Senior Unsecured Notes due 2027.

Our leverage ratio, defined as the ratio of borrowings to stockholders’ equity, may vary as a result of the various funding strategies we use. At March 31, 2021 and December 31, 2020, our leverage ratio was 3.9 times, respectively. The net change in asset-specific borrowings was offset by the change in stockholders’ equity.

Net Operating Losses and Loss Carryforwards

We generated net operating losses (“NOL”) during the tax year ended December 31, 2020. The amount of NOL carryforwards as of December 31, 2020 is subject to the finalization of our 2020 tax return; however, we estimate we will have between $50.0 million to $65.0 million of NOL carryforwards that generally can be used to offset both ordinary taxable income and capital gains in future years. The Tax Cuts and Jobs Act (“TCJA”) along with revisions made by the Coronavirus Aid, Relief, and Economic Security Act (“CARES”) reduced the deduction for NOLs to 80% of taxable income and granted an indefinite carryforward period.

In addition to NOLs, we estimate we generated between $115.0 million and $130.0 million of net capital losses as of December 31, 2020. A net capital loss may be carried back three years and carried forward up to five years to offset future capital gains.

We also generate tax assets in our taxable REIT subsidiaries (“TRS”). These tax assets are analyzed and disclosed quarterly in our financial statements. As of December 31, 2020, our TRSs have approximately $39.9 million of pre-TCJA NOLs, some of which are set to expire beginning in 2044. The TRSs also have approximately $19.5 million of NOLs with an indefinite carryforward period and net capital losses of approximately $900,000.

Distributions

We did not pay distributions on our common shares during the quarter ended March 31, 2021 nor the year ended December 31, 2020 as we were focused on prudently retaining and managing sufficient excess liquidity in connection with the economic impact of the COVID-19 pandemic. As we continue to take steps necessary to stabilize our financial condition and capital position in light of the COVID-19 pandemic, our Board will establish a plan for the prudent resumption of the payment of common share distributions. We intend to continue to make regular quarterly distributions to holders of our preferred stock.

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

(Back to Index)

(Back to Index)

Contractual Obligations and Commitments

	Contractual Commitments
	(dollars in thousands, except amounts in footnotes)
	Payments due by Period
	Total	Less than 1 Year	1 - 3 Years	3 - 5 Years	More than 5 Years
At March 31, 2021:
CRE securitizations	$911,285	$—	$—	$—	$911,285
Unsecured junior subordinated debentures (1)	51,548	—	—	—	51,548
4.50% Convertible Senior Notes (2)	143,750	—	143,750	—	—
Senior Unsecured Notes due 2027 (3)	50,000	—	—	—	50,000
Senior secured financing facility (4)	44,869	—	—	—	44,869
CRE - term warehouse financing facilities (5)	129,119	129,119	—	—	—
Unfunded commitments on CRE loans (6)	58,765	23,989	34,776	—	—
Base management fees (7)	5,304	5,304	—	—	—
Total	$1,394,640	$158,412	$178,526	$—	$1,057,702

(1)	Contractual commitments exclude $23.5 million and $24.3 million of estimated interest expense payable through maturity, in June 2036 and October 2036, respectively, on our trust preferred securities.
(2)	Contractual commitments exclude $9.0 million of interest expense payable through maturity, in August 2022, on our 4.50% Convertible Senior Notes.
(3)	Contractual commitments exclude $38.0 million of interest expense payable through maturity, in July 2027, on our Senior Unsecured Notes due 2027.
(4)	Contractual commitments exclude $91,000 of accrued interest payable at March 31, 2021 on our senior secured financing facility.
(5)	Contractual commitments include $176,000 of accrued interest payable at March 31, 2021 on our term warehouse financing facilities.
(6)

Unfunded commitments on our originated CRE loans generally fall into two categories: (i) pre-approved capital improvement projects and (ii) new or additional construction costs subject, in each case, to the borrower meeting specified criteria. Upon completion of the improvements or construction, we would receive additional interest income on the advanced amount. At March 31, 2021, we had unfunded commitments on 43 CRE whole loans. At March 31, 2021, XAN 2020-RSO9 includes a future advances reserve account of $17.7 million to fund unfunded commitments.

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

Off-Balance Sheet Arrangements

General

At March 31, 2021, we did not maintain any relationships with unconsolidated entities or financial partnerships that were established for the purpose of facilitating off-balance sheet arrangements or contractually narrow or limited purposes, although we do have interests in unconsolidated entities not established for those purposes. Except as set forth below, at March 31, 2021, we had not guaranteed obligations of any unconsolidated entities or entered into any commitment or letter of intent to provide additional funding to any such entities.

Unfunded CRE Loan Commitments

In the ordinary course of business, we make commitments to borrowers whose loans are in our CRE loan portfolio to provide additional loan funding in the future. Disbursement of funds pursuant to these commitments is subject to the borrower meeting pre-specified criteria. These commitments are subject to the same underwriting requirements and ongoing portfolio maintenance as are the on-balance sheet financial investments that we hold. Since these commitments may expire without being drawn upon, the total commitment amount does not necessarily represent future cash requirements. Whole loans had $58.8 million and $67.2 million in unfunded loan commitments at March 31, 2021 and December 31, 2020, respectively. At March 31, 2021, XAN 2020-RSO9 includes a future advances reserve account of $17.7 million, included in restricted cash on the consolidated balance sheet, to fund unfunded commitments. Preferred equity investments had $2.5 million in unfunded investment commitments at December 31, 2020. There were no preferred equity investment unfunded commitments at March 31, 2021. Unfunded commitments are not considered in the CECL reserve if they are unconditionally cancellable.

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

At March 31, 2021, the primary component of our market risk was credit risk, counterparty risk, financing risk, and interest rate risk, as described below. While we do not seek to avoid risk completely, we do seek to assume risk that can be quantified from historical experience, to actively manage that risk, to earn sufficient compensation to justify assuming that risk and to maintain capital levels consistent with the risk we undertake or to which we are exposed.

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

The COVID-19 pandemic has significantly impacted the CRE markets, causing reduced occupancy, requests from tenants for rent deferral or abatement, and delays in construction and development projects currently planned or underway. Our portfolio includes loans collateralized by multifamily, hotel, retail and other property types that are particularly negatively impacted by the pandemic. Approximately 56.5% of our portfolio is in multifamily properties. Residents that experience deteriorating financial conditions as a result of the pandemic may be unwilling or unable to pay rent in full on a timely basis. Furthermore, numerous state, local and federal regulations have also imposed restrictions at present on the borrower’s ability to enforce residents’ contractual lease obligations, and this will affect their ability to collect rent or enforce remedies for the failure to pay rent. Approximately 12.6% of our portfolio is in hotel properties. While many restrictions on hotels have eased, the industry is still experiencing a significant reduction of operations resulting in a decline in group, business and leisure travel. Travelers may continue to be wary to travel despite the easing of restrictions because of concerns of risk of contagion or curtailment of leisure travel due to the economic recession. Approximately 5.0% of our portfolio is in retail properties. While government restrictions effecting retail have eased, complete or partial closure of many retail properties have resulted from tenant action. The reduced economic activity severely impacts the tenants’ businesses, financial condition and liquidity and may result in the tenants being unwilling or unable to meet their obligations to the borrower in part or in full.

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

Counterparty Risk

The nature of our business requires us to hold our cash and cash equivalents and obtain financing from various financial institutions. This exposes us to the risk that these financial institutions may not fulfill their obligations to us under these various contractual arrangements. We mitigate this exposure by depositing our cash and cash equivalents and entering into financing agreements with high credit-quality institutions.

Financing Risk

We finance our target assets using our CRE debt securitizations, a senior secured financing facility and warehouse financing facilities. Over time, as market conditions change, we may use other forms of leverage in addition to these methods of financing. Weakness or volatility in the financial markets, the CRE and mortgage markets or the economy generally, such as through the impact of the COVID-19 pandemic, could adversely affect one or more of our lenders or potential lenders and could cause one or more of our lenders or potential lenders to be unwilling or unable to provide us with financing, or to decrease the amount of our available financing, or to increase the costs of that financing.

(Back to Index)

(Back to Index)

Interest Rate Risk

Our business model is such that rising interest rates will increase our net income, while declining interest rates will decrease net income, subject to the impact of interest rate floors. As of March 31, 2021, 98.3% of our CRE loan portfolio by par value earned a floating rate of interest and were financed with liabilities that both pay interest at floating rates and that are fixed. Floating-rate loans financed with fixed rate liabilities have a negative correlation with declining interest rates to the extent of our financing. The remaining approximate 1.7% of our CRE loan portfolio by par value earned a fixed rate of interest and were not financed. Fixed rate loans financed with floating rate liabilities have a negative correlation with rising interest rates to the extent of our financing. To the extent that interest rate floors on our floating-rate CRE loans are in the money, our net interest will have a negative correlation with rising interest rates to the extent of those interest rate floors. Our floating-rate loan portfolio of $1.5 billion had a weighted-average one-month LIBOR floor of 1.72% at March 31, 2021. Additionally, all interest rate floors on our CRE loan portfolio were in the money at March 31, 2021.

The following table estimates the hypothetical impact on our net interest income assuming an immediate increase or decrease of 100 basis points in the applicable interest rate benchmark (in thousands, except per share data):

	Three Months Ended March 31, 2021
At March 31, 2021	100 Basis Point Decrease (4)		100 Basis Point Increase
Net Assets Subject to Interest Rate Sensitivity (1)(2)(3)	Increase (Decrease) to Net Interest Income	Increase (Decrease) to Net Interest Income per Share	Increase (Decrease) to Net Interest Income	Increase (Decrease) to Net Interest Income per Share
$370,500	$1,288	$0.13	$(9,544)	$(0.94)

(1)	Includes our floating-rate CRE loans at March 31, 2021.
(2)	Includes amounts outstanding on our securitizations, CRE term warehouse financing facilities, senior secured financing facility and unsecured junior subordinated debentures.
(3)	Certain of our floating rate loans are subject to a LIBOR floor.
(4)	Decrease in rates assumes the applicable benchmark rate does not fall below 0%.

Risk Management

To the extent consistent with maintaining our status as a REIT, we seek to manage our interest rate risk exposure to protect our variable rate debt against the effects of major interest rate changes. We generally seek to manage our interest rate risk by monitoring and adjusting, if necessary, the reset index and interest rate related to our borrowings.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended March 31, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

(Back to Index)

(Back to Index)

PART II

ITEM 1.	LEGAL PROCEEDINGS

We may become involved in litigation on various matters due to the nature of our business activities. The resolution of these matters may result in adverse judgments, fines, penalties, injunctions and other relief against us as well as monetary payments or other agreements and obligations. In addition, we may enter into settlements on certain matters in order to avoid the additional costs of engaging in litigation. Except as discussed below, we are unaware of any contingencies arising from such litigation that would require accrual or disclosure in the consolidated financial statements at March 31, 2021.

Primary Capital Mortgage, LLC (“PCM”) is subject to potential litigation related to claims for repurchases or indemnifications on loans that PCM has sold to third parties. At March 31, 2021 and December 31, 2020, no such litigation demand was outstanding. Reserves for such litigation demands are included in the reserve for mortgage repurchases and indemnifications that totaled $1.5 million at March 31, 2021 and December 31, 2020. The reserves for mortgage repurchases and indemnifications are included in liabilities held for sale on the consolidated balance sheets. As of March 31, 2021, we have substantially completed disposing of PCM’s business.

Litigation Matters

We did not have any pending litigation matters or general litigation reserve at March 31, 2021 or December 31, 2020.

ITEM 1A.	RISK FACTORS

As of the date of this report, there have been no material changes to the risk factors disclosed in our Annual Report on Form 10-K filed with the Securities and Exchange Commission (“SEC”), except we may disclose changes to such factors or disclose additional factors from time to time in our future filings with the SEC.

ITEM 6.	EXHIBITS

Exhibit No.	Description
2.1	Asset Purchase Agreement, dated June 6, 2017, by and among Stearns Lending, LLC, Primary Capital Mortgage, LLC, and Resource Capital Corp. (32)
2.1(b)	Mortgage Loan Sale and Purchase Agreement, dated May 29, 2019, by and between RCC Real Estate, Inc. and C-III Commercial Mortgage LLC. (44)
3.1(a)	Amended and Restated Articles of Incorporation of Resource Capital Corp. (1)
3.1(b)	Articles of Amendment to Restated Certificate of Incorporation of Resource Capital Corp. (27)
3.1(c)	Articles Supplementary 8.50% Series A Cumulative Redeemable Preferred Stock. (15)
3.1(d)	Articles Supplementary 8.50% Series A Cumulative Redeemable Preferred Stock. (16)
3.1(e)	Articles Supplementary 8.25% Series B Cumulative Redeemable Preferred Stock. (17)
3.1(f)	Articles Supplementary 8.50% Series A Cumulative Redeemable Preferred Stock. (21)
3.1(g)	Articles Supplementary 8.625% Fixed-to-Floating Series C Cumulative Redeemable Preferred Stock. (8)
3.1(h)	Articles of Amendment, effective May 25, 2018. (39)
3.1(i)	Articles of Amendment, effective February 16, 2021. (56)
3.2	Fourth Amended and Restated Bylaws of ACRES Commercial Realty Corp. (56)
4.1(a)	Form of Certificate for Common Stock for Resource Capital Corp. (1)
4.1(b)	Form of Certificate for 8.50% Series A Cumulative Redeemable Preferred Stock. (12)
4.1(c)	Form of Certificate for 8.25% Series B Cumulative Redeemable Preferred Stock. (17)
4.1(d)	Form of Certificate for 8.625% Fixed-to-Floating Series C Cumulative Redeemable Preferred Stock. (8)
4.2(a)	Junior Subordinated Indenture between Resource Capital Corp. and Wells Fargo Bank, N.A., dated May 25, 2006. (2)
4.2(b)	Amendment to Junior Subordinated Indenture and Junior Subordinated Note due 2036 between Resource Capital Corp. and Wells Fargo Bank, N.A., dated October 26, 2009 and effective September 30, 2009. (6)
4.3(a)	Amended and Restated Trust Agreement among Resource Capital Corp., Wells Fargo Bank, N.A., Wells Fargo Delaware Trust Company and the Administrative Trustees named therein, dated May 25, 2006. (2)
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

4.8(b)	Form of 4.50% Convertible Senior Note due 2022 (included in Exhibit 4.8(c)).
4.9	Description of Registrant’s Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934. (57)
10.1(a)	Fourth Amended and Restated Management Agreement, dated as of July 31, 2020, by and among Exantas Capital Corp., ACRES Capital, LLC and ACRES Capital Corp. (51)
10.1(b)

First Amendment to Fourth Amended and Restated Management Agreement, dated as of February 16, 2021, by and among ACRES Commercial Realty Corp. f/k/a Exantas Capital Corp., ACRES Capital, LLC and ACRES Capital Corp. (57)

10.2(a)	2005 Stock Incentive Plan. (1)
10.2(b)	Form of Stock Award Agreement. (7)
10.2(c)	Form of Stock Option Agreement. (7)
10.3(a)	Second Amended and Restated Omnibus Equity Compensation Plan. (45)
10.3(b)	Amendment No. 1 to the Exantas Capital Corp. Second Amended and Restated Omnibus Equity Compensation Plan. (52)
10.3(c)	Form of Stock Award Agreement. (25)
10.3(d)	Form of Stock Award Agreement (for employees with Resource America, Inc. employment agreements). (25)
10.4	Services Agreement between Resource Capital Asset Management, LLC and Apidos Capital Management, LLC, dated February 24, 2011. (10)
10.5	Form of Indemnification Agreement. (33)
10.6(a)

Loan and Servicing Agreement, dated as of July 31, 2020, among RCC Real Estate SPE Holdings LLC, as Holdings, RCC Real Estate SPE 9 LLC, as the Borrower, Massachusetts Mutual Life Insurance Company and the other Lenders from time to time party thereto, Wells Fargo Bank, National Association, as the Administrative Agent, Massachusetts Mutual Life Insurance Company, as the Facility Servicer, ACRES Capital Servicing LLC, as the Portfolio Asset Servicer, and Wells Fargo Bank, National Association, as the Collateral Custodian. (51)

10.6(b)

First Amendment to Loan and Servicing Agreement, dated as of September 16, 2020, among RCC Real Estate SPE Holdings LLC, RCC Real Estate SPE 9 LLC, Massachusetts Mutual Life Insurance Company and Wells Fargo Bank, National Association, as the Administrative Agent. (53)

10.6(c)

Guaranty, dated as of July 31, 2020, by Exantas Capital Corp., and each of Exantas Real Estate Funding 2018-RSO6 Investor, LLC, Exantas Real Estate Funding 2019-RSO7 Investor, LLC, and Exantas Real Estate Funding 2020-RSO8 Investor, LLC, in favor of the Secured Parties. (51)

10.7	Note and Warrant Purchase Agreement, dated as of July 31, 2020, by and among Exantas Capital Corp. and the Purchasers signatory thereto. (51)
10.8	Promissory Note, dated as of July 31, 2020, issued by ACRES Capital Corp. to RCC Real Estate, Inc. (51)
31.1	Rule 13a-14(a)/Rule 15d-14(a) Certification of Chief Executive Officer.
31.2	Rule 13a-14(a)/Rule 15d-14(a) Certification of Chief Financial Officer.
32.1	Certification Pursuant to 18 U.S.C. Section 1350.
32.2	Certification Pursuant to 18 U.S.C. Section 1350.
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

99.1(d)	Amended and Restated Guaranty Agreement made by Exantas Capital Corp., as guarantor, and Wells Fargo Bank, National Association, dated as of July 19, 2018. (11)
99.2(a)	Master Repurchase and Securities Contract Agreement between RCC Real Estate 6, LLC and Morgan Stanley Bank, NA, dated as of September 10, 2015. (28)
99.2(b)	Second Amendment to Master Repurchase and Securities Contract Agreement between RCC Real Estate 6, LLC and Morgan Stanley Bank, N.A. dated as of September 10, 2018. (41)
99.2(c)	Third Amendment to Master Repurchase and Securities Contract Agreement between RCC Real Estate 6, LLC and Morgan Stanley Bank, N.A. dated as of September 10, 2019. (47)
99.2(d)	Guaranty dated as of September 10, 2015, made by Resource Capital Corp., as guarantor, in favor of Morgan Stanley Bank, N.A. (28)
99.3(a)	Master Repurchase Agreement between RCC Real Estate SPE 7, LLC and Barclays Bank PLC, dated as of April 10, 2018. (38)
99.3(b)	First Amendment to Master Repurchase Agreement between RCC Real Estate SPE 7, LLC and Barclays Bank PLC dated as of March 9, 2021. (57)
99.3(c)	Guaranty dated as of April 10, 2018, made by Resource Capital Corp., as guarantor, in favor of Barclays Bank PLC. (38)
99.3(d)	First Amendment to Guaranty dated as of May 7, 2020, made by Exantas Capital Corp., f/k/a Resource Capital Corp., as guarantor, in favor of Barclays Bank PLC. (50)
99.3(e)	Second Amendment to Guaranty, dated October 2, 2020, made by Exantas Capital Corp. as guarantor in favor of Barclays Bank PLC. (54)
99.4(a)	Master Repurchase Agreement for $250,000,000 between RCC Real Estate SPE 8, LLC, as Seller, and JPMorgan Chase Bank, National Association, as Buyer, dated October 26, 2018. (40)
99.4(b)	First Amendment to Uncommitted Master Repurchase Agreement dated as of August 14, 2020 between RCC Real Estate SPE 8, LLC and JPMorgan Chase Bank, National Association. (55)
99.4(c)	Guarantee made by Exantas Capital Corp., as guarantor, in favor of JPMorgan Chase Bank, National Association, dated October 26, 2018. (40)

(Back to Index)

(Back to Index)

99.4(d)	First Amendment to Guarantee Agreement, dated May 6, 2020, between Exantas Capital Corp. and JPMorgan Chase Bank, National Association. (50)
99.4(e)	Amendment No. 2 To Guarantee Agreement, dated October 2, 2020 between Exantas Capital Corp. and JPMorgan Chase Bank, National Association. (54)
99.5(a)	Notice of Proposed Settlement of Shareholder Derivative Litigation. (43)
99.5(b)	Stipulation and Agreement of Settlement. (43)
99.6	Federal Income Tax Consequences of our Qualification as a REIT. (57)
101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document.
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File.

(1)	Filed previously as an exhibit to the Company’s registration statement on Form S-11, Registration No. 333-126517.
(2)	Filed previously as an exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2006.
(3)	Filed previously as an exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2006.
(4)	Filed previously as an exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2013.
(5)	Filed previously as an exhibit to the Company’s Current Report on Form 8-K filed on June 26, 2014.
(6)	Filed previously as an exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2009.
(7)	Filed previously as an exhibit to the Company’s Registration Statement on Form S-11 (File No. 333-132836).
(8)	Filed previously as an exhibit to the Company’s Registration Statement on Form 8-A filed on June 9, 2014.
(9)	Filed previously as an exhibit to the Company’s Annual Report on Form 10-K for the year ended December 31, 2010.
(10)	Filed previously as an exhibit to the Company’s Current Report on Form 8-K filed on March 2, 2011.
(11)	Filed previously as an exhibit to the Company’s Current Report on Form 8-K filed on July 25, 2018.
(12)	Filed previously as an exhibit to the Company’s Annual Report on Form 10-K for the year ended December 31, 2012 filed on March 18, 2013.
(13)	Filed previously as an exhibit to the Company’s Current Report on Form 8-K filed on March 2, 2012.
(14)	Filed previously as an exhibit to the Company’s Current Report on Form 8-K filed on June 13, 2012.
(15)	Filed previously as an exhibit to the Company’s registration statement on Form 8-A filed on June 8, 2012.
(16)	Filed previously as an exhibit to the Company’s Current Report on Form 8-K filed on June 29, 2012.
(17)	Filed previously as an exhibit to the Company’s Registration Statement on Form 8-A filed on September 28, 2012.
(18)	Filed previously as an exhibit to the Company’s Current Report on Form 8-K filed on September 23, 2014.
(19)	RESERVED
(20)	Filed previously as an exhibit to the Company’s Current Report on Form 8-K filed on October 1, 2012.
(21)	Filed previously as an exhibit to the Company Current Report on Form 8-K filed on November 20, 2012.
(22)	Filed previously as an exhibit to the Company’s Current Report on Form 8-K filed on April 8, 2013.
(23)	Filed previously as an exhibit to the Company’s Current Report on Form 8-K filed on July 25, 2013.
(24)	Filed previously as an exhibit to the Company’s Current Report on Form 8-K filed on October 21, 2013.
(25)	Filed previously as an exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2014.
(26)	Filed previously as an exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2015.
(27)	Filed previously as an exhibit to the Company’s Current Report on Form 8-K filed on September 1, 2015.
(28)	Filed previously as an exhibit to the Company’s Current Report on Form 8-K filed on September 16, 2015.
(29)	Filed previously as an exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2016.
(30)	RESERVED
(31)	Filed previously as an exhibit to the Company’s Annual Report on Form 10-K for the year ended December 31, 2016.
(32)	Filed previously as an exhibit to the Company’s Current Report on Form 8-K filed on June 8, 2017.
(33)	Filed previously as an exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2017.
(34)	Filed previously as an exhibit to the Company’s Current Report on Form 8-K filed on August 16, 2017.
(35)	Filed previously as an exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2016.
(36)	RESERVED
(37)	Filed previously as an exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2017.
(38)	Filed previously as an exhibit to the Company’s Current Report on Form 8-K filed on April 12, 2018.
(39)	Filed previously as an exhibit to the Company’s Current Report on Form 8-K filed on May 25, 2018.
(40)	Filed previously as an exhibit to the Company’s Current Report on Form 8-K filed on October 30, 2018.
(41)	Filed previously as an exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2018.
(42)	Filed previously as an exhibit to the Company’s Annual Report on Form 10-K for the year ended December 31, 2018.
(43)	Filed previously as an exhibit to the Company’s Current Report on Form 8-K filed on March 27, 2019.
(44)	Filed previously as an exhibit to the Company’s Current Report on Form 8-K filed on May 30, 2019.
(45)	Filed previously as an exhibit to the Company’s Proxy Statement filed on April 18, 2019.

(Back to Index)

(Back to Index)

(46)	Filed previously as an exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2019.
(47)	Filed previously as an exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2019.
(48)	RESERVED
(49)	Filed previously as an exhibit to the Company’s Annual Report on Form 10-K for the year ended December 31, 2019.
(50)	Filed previously as an exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2020.
(51)	Filed previously as an exhibit to the Company’s Current Report on Form 8-K filed on August 3, 2020.
(52)	Filed previously as an exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2020.
(53)	Filed previously as an exhibit to the Company’s Current Report on Form 8-K filed on September 22, 2020.
(54)	Filed previously as an exhibit to the Company’s Current Report on Form 8-K filed on October 7, 2020.
(55)	Filed previously as an exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2020.
(56)	Filed previously as an exhibit to the Company’s Current Report on Form 8-K filed on February 18, 2021.
(57)	Filed previously as an exhibit to the Company’s Annual Report on Form 10-K for the year ended December 31, 2020.

(Back to Index)

(Back to Index)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ACRES COMMERCIAL REALTY CORP.
(Registrant)

May 7, 2021	By:	/s/ Mark Fogel
Mark Fogel
President & Chief Executive Officer

May 7, 2021	By:	/s/ David J. Bryant
David J. Bryant
Senior Vice President
Chief Financial Officer and Treasurer

May 7, 2021	By:	/s/ Eldron C. Blackwell
Eldron C. Blackwell
Vice President
Chief Accounting Officer

(Back to Index)