Form 10-Q
period 2021-06-30
ACRES Commercial Realty Corp.
filed 2021-08-06
CIK 1332551

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2021

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

N/A

(Former name, former address and former fiscal year, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Trading Symbol(s)	Name of Each Exchange on Which Registered
Common Stock, $0.001 par value	ACR	New York Stock Exchange
8.625% Fixed-to-Floating Series C Cumulative Redeemable Preferred Stock	ACRPrC	New York Stock Exchange
7.875% Series D Cumulative Redeemable Preferred Stock	ACRPrD	New York Stock Exchange

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

The number of outstanding shares of the registrant’s common stock on August 5, 2021 was 9,423,608 shares.

(Back to Index)

ACRES COMMERCIAL REALTY CORP. AND SUBSIDIARIES

INDEX TO QUARTERLY REPORT

ON FORM 10-Q

(Back to Index)

(Back to Index)

PART I

ITEM 1.	FINANCIAL STATEMENTS

ACRES COMMERCIAL REALTY CORP. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share data)

	June 30, 2021	December 31, 2020
	(unaudited)
ASSETS (1)
Cash and cash equivalents	$90,805	$29,355
Restricted cash	15,003	38,386
Accrued interest receivable	7,254	7,372
CRE loans	1,564,025	1,541,992
Less: allowance for credit losses	(18,326)	(34,310)
CRE loans, net	1,545,699	1,507,682
Investment securities available-for-sale	—	2,080
Principal paydowns receivable	95,873	4,250
Loan receivable - related party	11,750	11,875
Investments in unconsolidated entities	1,548	1,548
Investment in real estate	33,104	33,806
Right of use assets	6,016	5,592
Intangible assets	3,125	3,294
Other assets	5,379	8,783
Assets held for sale	61	61
Total assets	$1,815,617	$1,654,084
LIABILITIES (2)
Accounts payable and other liabilities	$3,110	$2,068
Management fee payable - related party	495	442
Accrued interest payable	5,905	6,036
Borrowings	1,345,444	1,304,727
Lease liabilities	3,574	3,107
Distributions payable	2,706	1,725
Accrued tax liability	1	57
Liabilities held for sale	1,424	1,540
Total liabilities	1,362,659	1,319,702
STOCKHOLDERS’ EQUITY
Preferred stock, par value $0.001: 10,000,000 shares authorized 8.625% Fixed-to-Floating Series C Cumulative Redeemable Preferred Stock, liquidation preference $25.00 per share; 4,800,000 and 4,800,000 shares issued and outstanding	5	5
Preferred stock, par value $0.001: 6,800,000 shares authorized 7.875% Series D Cumulative Redeemable Preferred Stock, liquidation preference $25.00 per share; 4,600,000 and 0 shares issued and outstanding	5	—
Common stock, par value $0.001: 41,666,666 and 125,000,000 shares authorized; 9,477,051 and 10,162,289 shares issued and outstanding (including 339,708 and 11,610 of unvested restricted shares)	9	10
Additional paid-in capital	1,183,056	1,085,941
Accumulated other comprehensive loss	(9,060)	(9,978)
Distributions in excess of earnings	(721,057)	(741,596)
Total stockholders’ equity	452,958	334,382
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$1,815,617	$1,654,084

The accompanying notes are an integral part of these statements

(Back to Index)

(Back to Index)

ACRES COMMERCIAL REALTY CORP. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS - (Continued)

(in thousands, except share and per share data)

	June 30, 2021	December 31, 2020
	(unaudited)
(1) Assets of consolidated variable interest entities (“VIEs”) included in total assets above:
Restricted cash	$14,860	$38,353
Accrued interest receivable	4,649	5,398
CRE loans, pledged as collateral (3)	1,234,707	1,231,184
Principal paydowns receivable	62,653	4,250
Other assets	649	114
Total assets of consolidated VIEs	$1,317,518	$1,279,299
(2) Liabilities of consolidated VIEs included in total liabilities above:
Accounts payable and other liabilities	$102	$136
Accrued interest payable	740	806
Borrowings	1,044,853	1,027,929
Total liabilities of consolidated VIEs	$1,045,695	$1,028,871

(3)Excludes the allowance for credit losses.

The accompanying notes are an integral part of these statements

(Back to Index)

(Back to Index)

ACRES COMMERCIAL REALTY CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except share and per share data)

(unaudited)

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2021	2020	2021	2020
REVENUES
Interest income:
CRE loans	$25,773	$26,959	$50,348	$54,000
Securities	—	272	161	6,421
Other	20	12	33	112
Total interest income	25,793	27,243	50,542	60,533
Interest expense	18,702	12,547	32,426	30,941
Net interest income	7,091	14,696	18,116	29,592
Real estate income	2,732	—	4,386	—
Other revenue	16	20	32	43
Total revenues	9,839	14,716	22,534	29,635
OPERATING EXPENSES
Management fees - related party	1,379	1,327	2,705	3,444
Equity compensation - related party	171	715	190	1,213
Real estate operating expenses	2,481	—	4,312	—
General and administrative	2,716	2,875	5,869	6,257
Depreciation and amortization	15	7	59	22
(Reversal of) provision for credit losses, net	(10,343)	41,472	(15,984)	57,621
Total operating expenses	(3,581)	46,396	(2,849)	68,557

	13,420	(31,680)	25,383	(38,922)
OTHER INCOME (EXPENSE)
Net realized and unrealized (loss) gain on investment securities available-for-sale and loans and derivatives	—	(982)	878	(186,339)
Fair value and other adjustments on asset held for sale	—	(927)	—	(4,718)
Other income	219	189	434	58
Total other income (expense)	219	(1,720)	1,312	(190,999)

INCOME (LOSS) BEFORE TAXES	13,639	(33,400)	26,695	(229,921)
Income tax benefit	—	—	—	—
NET INCOME (LOSS)	13,639	(33,400)	26,695	(229,921)
Net income allocated to preferred shares	(3,568)	(2,587)	(6,156)	(5,175)
NET INCOME (LOSS) ALLOCABLE TO COMMON SHARES	$10,071	$(35,987)	$20,539	$(235,096)
NET INCOME (LOSS) PER COMMON SHARE - BASIC	$1.04	$(3.41)	$2.06	$(22.27)
NET INCOME (LOSS) PER COMMON SHARE - DILUTED	$1.04	$(3.41)	$2.06	$(22.27)
WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING - BASIC	9,711,940	10,568,571	9,952,254	10,555,319
WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING - DILUTED	9,720,609	10,568,571	9,961,211	10,555,319

The accompanying notes are an integral part of these statements

(Back to Index)

(Back to Index)

ACRES COMMERCIAL REALTY CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(in thousands)

(unaudited)

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2021	2020	2021	2020
Net income (loss)	$13,639	$(33,400)	$26,695	$(229,921)
Other comprehensive income (loss):
Reclassification adjustments for realized losses on investment securities available-for-sale included in net income (loss)	—	—	—	185,357
Unrealized losses on investment securities available-for-sale, net	—	—	—	(191,283)
Reclassification adjustments associated with net unrealized losses from interest rate swaps included in net income (loss)	462	344	918	321
Unrealized losses on derivatives, net	—	(484)	—	(7,233)
Total other comprehensive income (loss)	462	(140)	918	(12,838)
Comprehensive income (loss) before allocation to preferred shares	14,101	(33,540)	27,613	(242,759)
Net income allocated to preferred shares	(3,568)	(2,587)	(6,156)	(5,175)
Comprehensive income (loss) allocable to common shares	$10,533	$(36,127)	$21,457	$(247,934)

The accompanying notes are an integral part of these statements

(Back to Index)

(Back to Index)

ACRES COMMERCIAL REALTY CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(in thousands, except share data)

(unaudited)

	Common Stock		Series C Preferred	Series D Preferred	Additional Paid-In	Accumulated Other Comprehensive	Retained Earnings (Distributions in Excess	Total Stockholders’
	Shares	Amount	Stock	Stock	Capital	(Loss) Income	of Earnings)	Equity
Balance, December 31, 2020	10,162,289	$10	$5	$—	$1,085,941	$(9,978)	$(741,596)	$334,382
Purchase and retirement of common stock	(744,778)	(1)	—	—	(9,518)	—	—	(9,519)
Amortization of stock-based compensation	—	—	—	—	19	—	—	19
Net income	—	—	—	—	—	—	13,056	13,056
Distributions and accrual of cumulative preferred stock dividends	—	—	—	—	—	—	(2,588)	(2,588)
Amortization of terminated derivatives	—	—	—	—	—	456	—	456
Balance, March 31, 2021	9,417,511	$9	$5	$—	$1,076,442	$(9,522)	$(731,128)	$335,806
Proceeds from issuance of preferred stock	—	—	—	5	114,995	—	—	115,000
Offering costs	—	—	—	—	(4,235)	—	—	(4,235)
Purchase and retirement of common stock	(273,789)	—	—	—	(4,317)	—	—	(4,317)
Stock-based compensation	333,329	—	—	—	—	—	—	—
Amortization of stock-based compensation	—	—	—	—	171	—	—	171
Net income	—	—	—	—	—	—	13,639	13,639
Distributions and accrual of cumulative preferred stock dividends	—	—	—	—	—	—	(3,568)	(3,568)
Amortization of terminated derivatives	—	—	—	—	—	462	—	462
Balance June 30, 2021	9,477,051	$9	$5	$5	$1,183,056	$(9,060)	$(721,057)	$452,958

	Common Stock		Series C Preferred	Additional Paid-In	Accumulated Other Comprehensive	Retained Earnings (Distributions in Excess	Total Stockholders’
	Shares	Amount	Stock	Capital	(Loss) Income	of Earnings)	Equity
Balance, December 31, 2019	10,626,864	$11	$5	$1,085,062	$1,821	$(530,501)	$556,398
Cumulative effect of accounting change for adoption of credit loss guidance	—	—	—	—	—	(3,032)	(3,032)
Balance, January 1, 2020	10,626,864	$11	$5	$1,085,062	$1,821	$(533,533)	$553,366
Stock-based compensation	63,818	—	—	—	—	—	—
Amortization of stock-based compensation	—	—	—	498	—	—	498
Forfeiture of unvested stock	(9,996)	—	—	—	—	—	—
Net loss	—	—	—	—	—	(196,521)	(196,521)
Distributions and accrual of cumulative preferred stock dividends	—	—	—	—	—	(2,588)	(2,588)
Securities available-for-sale without an allowance for credit losses, fair value adjustment, net	—	—	—	—	(5,926)	—	(5,926)
Designated derivatives, fair value adjustment	—	—	—	—	(6,772)	—	(6,772)
Balance, March 31, 2020	10,680,686	$11	$5	$1,085,560	$(10,877)	$(732,642)	$342,057
Stock-based compensation	5,477	—	—	—	—	—	—
Amortization of stock-based compensation	—	—	—	715	—	—	715
Net loss	—	—	—	—	—	(33,400)	(33,400)
Accrual of cumulative preferred stock dividends	—	—	—	—	—	(2,587)	(2,587)
Designated derivatives, fair value adjustment	—	—	—	—	(140)	—	(140)
Balance, June 30, 2020	10,686,163	$11	$5	$1,086,275	$(11,017)	$(768,629)	$306,645

The accompanying notes are an integral part of these statements

(Back to Index)

(Back to Index)

ACRES COMMERCIAL REALTY CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	For the Six Months Ended
	June 30,
	2021	2020
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$26,695	$(229,921)
Adjustments to reconcile net income (loss) from operations to net cash provided by operating activities:
(Reversal of) provision for credit losses, net	(15,984)	57,621
Depreciation, amortization and accretion	8,890	2,494
Amortization of stock-based compensation	190	1,213
Net realized and unrealized (gain) loss on investment securities available-for-sale and loans and derivatives	(878)	186,274
Fair value and other adjustments on asset held for sale	—	4,718
Changes in operating assets and liabilities	4,731	(8,285)
Net cash provided by operating activities	23,644	14,114
CASH FLOWS FROM INVESTING ACTIVITIES:
Origination and purchase of loans	(563,801)	(199,142)
Principal payments received on loans	453,794	181,953
Proceeds from sale of loans	—	16,592
Purchase of investment securities available-for-sale	—	(24,610)
Principal payments on investment securities available-for-sale	2,958	4,733
Proceeds from sale of investment securities available-for-sale	—	37,764
Purchase of furniture and fixtures	(108)	—
Principal payments received on loan - related party	125	—
Net cash (used in) provided by investing activities	(107,032)	17,290
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of preferred stock (net of $4,235 of underwriting discounts and offering costs)	110,765	—
Repurchase of common stock	(13,836)	—
Proceeds from borrowings:
Senior secured financing facility	58,846	—
Warehouse financing facilities and repurchase agreements	334,432	275,278
Securitizations	675,223	393,280
Payments on borrowings:
Senior secured financing facility	(87,831)	—
Warehouse financing facilities and repurchase agreements	(284,890)	(594,636)
Securitizations	(659,709)	(79,161)
Convertible senior notes	—	(21,182)
Payment of debt issuance costs	(6,370)	(5,642)
Settlement of derivative instruments	—	(11,762)
Distributions paid on preferred stock	(5,175)	(2,588)
Distributions paid on common stock	—	(8,767)
Net cash provided by (used in) financing activities	121,455	(55,180)
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS AND RESTRICTED CASH	38,067	(23,776)
CASH AND CASH EQUIVALENTS AND RESTRICTED CASH AT BEG. OF PERIOD	67,741	94,434
CASH AND CASH EQUIVALENTS AND RESTRICTED CASH AT END OF PERIOD	$105,808	$70,658

The accompanying notes are an integral part of these statements

(Back to Index)

(Back to Index)

ACRES COMMERCIAL REALTY CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2021

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

Reverse Stock Split

Effective February 16, 2021, the Company completed a one-for-three reverse stock split of its outstanding common stock. The accompanying financial statements and notes to the financial statements give retroactive effect to the reverse stock split for all periods presented. In addition, the Company adopted articles of amendment to its charter, which provided that the par value of the Company’s common stock remained $0.001 immediately after effect was given for the reverse stock split. No fractional shares were issued in connection with the reverse stock split. Stockholders who otherwise held fractional shares of the Company’s common stock as a result of the reverse stock split received a cash payment in lieu of such fractional shares. In May 2021, the Company adopted articles of amendment to its charter to decrease its authorized shares of capital stock from 225,000,000 shares, consisting of 125,000,000 shares of common stock and 100,000,000 shares of preferred stock to 141,666,666 shares, consisting of 41,666,666 shares of common stock and 100,000,000 shares of preferred stock.

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

(Back to Index)

(Back to Index)

ACRES COMMERCIAL REALTY CAPITAL CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

JUNE 30, 2021

(unaudited)

In December 2019, a novel strain of coronavirus (“COVID-19”) was identified. The resulting global proliferation of the virus led the World Health Organization to designate COVID-19 as a pandemic and numerous countries, including the U.S., to declare national emergencies. Many countries responded to the outbreak by instituting quarantines and restrictions on travel, which resulted in the closure or remote operation of non-essential businesses. Such actions produced material and previously unforeseeable shocks to global markets, disruptions to global supply chains and adversity to many industries and economies as whole. While the U.S. and certain countries around the world have eased restrictions and financial markets have stabilized to some degree, the pandemic, exacerbated by virus variants, continues to cause uncertainty on the U.S. and global economies generally, and the CRE business in particular, that make estimates and assumptions as of June 30, 2021 inherently less certain than they would be absent the current and potential impacts of COVID-19. The Company believes the estimates and assumptions underlying the consolidated financial statements are reasonable and supportable based on the information available at June 30, 2021. Actual results may ultimately differ from those estimates.

Cash and Cash Equivalents

Cash and cash equivalents include cash on hand and all highly liquid investments with original maturities of three months or less at the time of purchase. At June 30, 2021 and December 31, 2020, approximately $89.3 million and $27.3 million, respectively, of the reported cash balances exceeded the Federal Deposit Insurance Corporation and Securities Investor Protection Corporation deposit insurance limits of $250,000 per respective depository or brokerage institution. However, all of the Company’s cash deposits are held at multiple, established financial institutions, in multiple accounts associated with its parent and respective consolidated subsidiaries, to minimize credit risk exposure.

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

The following table provides a reconciliation of cash, cash equivalents and restricted cash on the consolidated balance sheets to the total amount shown on the consolidated statements of cash flows (in thousands):

	June 30,
	2021	2020
Cash and cash equivalents	$90,805	$57,734
Restricted cash	15,003	12,924
Total cash, cash equivalents and restricted cash shown on the Company’s consolidated statements of cash flows	$105,808	$70,658

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

Investment in Real Estate

The Company amortizes the value allocated to lease right of use assets and related in-place lease liabilities, when determined to be operating leases, using the straight-line method over the remaining lease term. The value allocated to any associated above or below market lease intangible asset or liability is amortized to lease expense over the remaining lease term. The estimated useful lives of the right of use assets and lease liabilities are each 66.5 years.

(Back to Index)

(Back to Index)

ACRES COMMERCIAL REALTY CAPITAL CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

JUNE 30, 2021

(unaudited)

Leases

The value of the operating leases are determined through the discounted cash flow method and are recognized on the consolidated balance sheet as offsetting right of use assets and lease liabilities. The operating lease for the Company’s office space is amortized over the lease term, or 7.3 years, using the effective-interest method. The Company’s operating lease for office equipment is amortized over the lease term, or three years, using the straight-line method.

Income Taxes

The Company recorded a full valuation allowance against its net deferred tax assets of $63.0 million (tax effected expense of $21.2 million) at June 30, 2021, as the Company believes it is more likely than not that the deferred tax assets will not be realized. This assessment was based on the Company’s cumulative historical losses and uncertainties as to the amount of taxable income that would be generated in future years by the Company’s taxable REIT subsidiaries.

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

Accounting Standards Adopted in 2021

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

In June 2021, Exantas Capital Corp. 2020-RSO8, Ltd.’s (“XAN 2020-RSO8”) and Exantas Capital Corp. 2020-RSO9, Ltd.’s (“XAN 2020-RSO9”) senior notes’ benchmark rate, one-month LIBOR, was replaced with the compounded Secured Overnight Financing Rate (“Compounded SOFR”) plus a benchmark adjustment. As each securitizations’ indentures included terms referencing a benchmark rate replacement, no amendments to the indentures were required. The Company will apply the replacement of the benchmark rate prospectively by adjusting the effective interest rate. For the Company’s remaining financial instruments utilizing LIBOR as a benchmark rate, the guidance is optional and may be elected over time, through December 31, 2022, as reference rate reform activities occur.

Accounting Standards to be Adopted in Future Periods

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

(Back to Index)

(Back to Index)

ACRES COMMERCIAL REALTY CAPITAL CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

JUNE 30, 2021

(unaudited)

NOTE 3 - VARIABLE INTEREST ENTITIES

The Company has evaluated its loans, investments in unconsolidated entities, liabilities to subsidiary trusts issuing preferred securities (consisting of unsecured junior subordinated notes), securitizations, guarantees and other financial contracts in order to determine if they are variable interests in VIEs. The Company regularly monitors these legal interests and contracts and, to the extent it has determined that it has a variable interest, analyzes the related entity for potential consolidation.

Consolidated VIEs (the Company is the primary beneficiary)

Based on management’s analysis, the Company was the primary beneficiary of six VIEs at June 30, 2021 and December 31, 2020 (collectively, the “Consolidated VIEs”).

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

Creditors of the Company’s Consolidated VIEs have no recourse to the general credit of the Company, nor to each other. During the six months ended June 30, 2021 and 2020, the Company did not provide any financial support to any of its VIEs nor does it have any requirement to do so, although it may choose to do so in the future to maximize future cash flows from such investments to the Company. There are no explicit arrangements that obligate the Company to provide financial support to any of its Consolidated VIEs.

The following table shows the classification and carrying values of assets and liabilities of the Company’s Consolidated VIEs at June 30, 2021 (in thousands):

	CRE Securitizations	Other	Total
ASSETS
Restricted cash	$14,401	$459	$14,860
Accrued interest receivable	4,649	—	4,649
CRE loans, pledged as collateral (1)	1,234,707	—	1,234,707
Principal paydowns receivable	62,653	—	62,653
Other assets	649	—	649
Total assets (2)	$1,317,059	$459	$1,317,518

LIABILITIES
Accounts payable and other liabilities	$102	$—	$102
Accrued interest payable	740	—	740
Borrowings	1,044,853	—	1,044,853
Total liabilities	$1,045,695	$—	$1,045,695

(1)	Excludes the allowance for credit losses.
(2)	Assets of each of the Consolidated VIEs may only be used to settle the obligations of each respective VIE.

(Back to Index)

(Back to Index)

ACRES COMMERCIAL REALTY CAPITAL CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

JUNE 30, 2021

(unaudited)

Unconsolidated VIEs (the Company is not the primary beneficiary, but has a variable interest)

Based on management’s analysis, the Company is not the primary beneficiary of the VIEs discussed below since it does not have both (i) the power to direct the activities that most significantly impact the VIE’s economic performance and (ii) the obligation to absorb the losses of the VIE or the right to receive the benefits from the VIE, which could be significant to the VIE. Accordingly, the following VIEs are not consolidated in the Company’s financial statements at June 30, 2021. The Company continuously reassesses whether it is deemed to be the primary beneficiary of its unconsolidated VIEs. The Company’s maximum exposure to risk for each of these unconsolidated VIEs is set forth in the “Maximum Exposure to Loss” column in the table below.

Unsecured Junior Subordinated Debentures

The Company has a 100% interest in the common shares of Resource Capital Trust I (“RCT I”) and RCC Trust II (“RCT II”), respectively, with a value of $1.5 million in the aggregate, or 3.0% of each trust, at June 30, 2021. RCT I and RCT II were formed for the purposes of providing debt financing to the Company. The Company completed a qualitative analysis to determine whether or not it is the primary beneficiary of each of the trusts and determined that it was not the primary beneficiary of either trust because it does not have the power to direct the activities most significant to the trusts, which include the collection of principal and interest through servicing rights. Accordingly, neither trust is consolidated into the Company’s consolidated financial statements.

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

Prospect Hackensack JV LLC

In March 2018, the Company invested $19.2 million in the preferred equity of Prospect Hackensack JV LLC (“Prospect Hackensack”), a joint venture between the Company and an unrelated third party. In April 2021, the Company’s investment in Prospect Hackensack paid off in full, resulting in proceeds of $22.1 million.

The following table shows the classification, carrying value and maximum exposure to loss with respect to the Company’s unconsolidated VIEs at June 30, 2021 (in thousands):

	Unsecured Junior Subordinated Debentures	Maximum Exposure to Loss
ASSETS
Accrued interest receivable	$5	$—
Investments in unconsolidated entities	1,548	$1,548
Total assets	1,553

LIABILITIES
Accrued interest payable	181	N/A
Borrowings	51,548	N/A
Total liabilities	51,729	N/A
Net (liability) asset	$(50,176)	N/A

At June 30, 2021, there were no explicit arrangements or implicit variable interests that could require the Company to provide financial support to any of its unconsolidated VIEs.

(Back to Index)

(Back to Index)

ACRES COMMERCIAL REALTY CAPITAL CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

JUNE 30, 2021

(unaudited)

NOTE 4 - SUPPLEMENTAL CASH FLOW INFORMATION

The following table summarizes the Company’s supplemental disclosure of cash flow information (in thousands):

	For the Six Months Ended
	June 30,
	2021	2020
Supplemental cash flows:
Interest expense paid in cash	$20,132	$25,000
Income taxes paid in cash	$—	$—
Non-cash operating activities include the following:
Receipt of right of use assets	$(479)	$—
Execution of operating leases	$479	$—
Non-cash investing activities include the following:
Proceeds from the relinquishment of investment securities available-for-sale	$—	$369,873
Non-cash financing activities include the following:
Repayment of repurchase agreements from the relinquishment of investment securities available-for-sale	$—	$(369,873)
Distributions on preferred stock accrued but not paid	$2,706	$4,313

(Back to Index)

(Back to Index)

ACRES COMMERCIAL REALTY CAPITAL CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

JUNE 30, 2021

(unaudited)

NOTE 5 - LOANS

The following is a summary of the Company’s loans (dollars in thousands, except amounts in footnotes):

Description	Quantity	Principal	Unamortized (Discount) Premium, net (1)	Amortized Cost	Allowance for Credit Losses	Carrying Value	Contractual Interest Rates (2)(3)	Maturity Dates (4)(5)
At June 30, 2021:
CRE loans held for investment:
Whole loans (6)(7)	87	$1,568,153	$(8,828)	$1,559,325	$(18,072)	$1,541,253	1M LIBOR plus 2.70% to 1M LIBOR plus 9.00%	July 2021 to May 2025
Mezzanine loan (6)	1	4,700	—	4,700	(254)	4,446	10.00%	June 2028
Total CRE loans held for investment		$1,572,853	$(8,828)	$1,564,025	$(18,326)	$1,545,699

At December 31, 2020:
CRE loans held for investment:
Whole loans (6)(7)	95	$1,515,722	$(6,144)	$1,509,578	$(32,283)	$1,477,295	1M LIBOR plus 2.70% to 1M LIBOR plus 9.00%	January 2021 to January 2024
Mezzanine loan (6)	1	4,700	—	4,700	(301)	4,399	10.00%	June 2028
Preferred equity investments (8)	2	27,650	64	27,714	(1,726)	25,988	11.00% to 11.50%	June 2022 to April 2023
Total CRE loans held for investment		$1,548,072	$(6,080)	$1,541,992	$(34,310)	$1,507,682

(1)

Amounts include unamortized loan origination fees of $8.4 million and $5.7 million and deferred amendment fees of $430,000 and $495,000 at June 30, 2021 and December 31, 2020, respectively. Additionally, the amounts include unamortized loan acquisition costs of $51,000 and $118,000 at June 30, 2021 and December 31, 2020, respectively.

(2)

The Company’s whole loan portfolio of $1.6 billion and $1.5 billion had a weighted-average one-month LIBOR floor of 1.31% and 1.88% at June 30, 2021 and December 31, 2020, respectively. At June 30, 2021, all but one of the Company’s floating-rate whole loans had one-month LIBOR floors. At December 31, 2020, all whole loans had one-month LIBOR floors.

(3)	Excludes one whole loan that has a fixed interest rate of 5.75% from June 2021 through December 2021 in connection with a modification.
(4)	Maturity dates exclude contractual extension options, subject to the satisfaction of certain terms that may be available to the borrowers.
(5)	Maturity dates exclude three whole loans, with amortized costs of $39.8 million and $39.7 million, in maturity default at June 30, 2021 and December 31, 2020, respectively.
(6)	Substantially all loans are pledged as collateral under various borrowings at June 30, 2021 and December 31, 2020.
(7)

CRE whole loans had $80.7 million and $67.2 million in unfunded loan commitments at June 30, 2021 and December 31, 2020, respectively. These unfunded loan commitments are advanced as the borrowers formally request additional funding and meet certain benchmarks, as permitted under the loan agreement, and any necessary approvals have been obtained.

(8)	The interest rate on the Company’s preferred equity investments paid at 8.00%. The remaining interest was deferred until payoff, which occurred in March 2021 and April 2021.

(Back to Index)

(Back to Index)

ACRES COMMERCIAL REALTY CAPITAL CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

JUNE 30, 2021

(unaudited)

The following is a summary of the contractual maturities of the Company’s CRE loans held for investment, at amortized cost (in thousands, except amounts in the footnotes):

Description	2021	2022	2023 and Thereafter	Total
At June 30, 2021:
Whole loans (1)	$247,021	$453,789	$818,745	$1,519,555
Mezzanine loan	—	—	4,700	4,700
Total CRE loans (2)	$247,021	$453,789	$823,445	$1,524,255

Description	2021	2022	2023 and Thereafter	Total
At December 31, 2020:
Whole loans (1)	$599,053	$540,639	$330,143	$1,469,835
Mezzanine loan	—	—	4,700	4,700
Preferred equity investments	—	6,452	21,262	27,714
Total CRE loans (2)	$599,053	$547,091	$356,105	$1,502,249

(1)	Excludes three whole loans, with amortized costs of $39.8 million and $39.7 million, in default at June 30, 2021 and December 31, 2020, respectively.
(2)

At June 30, 2021, the amortized costs of the floating-rate CRE whole loans, summarized by contractual maturity assuming full exercise of the extension options, were $41.1 million, $104.6 million and $1.4 billion in 2021, 2022 and 2023 and thereafter, respectively. At December 31, 2020, the amortized costs of the floating-rate CRE whole loans, summarized by contractual maturity assuming full exercise of the extension options, were $112.4 million, $125.1 million and $1.3 billion in 2021, 2022 and 2023 and thereafter, respectively.

At June 30, 2021, approximately 18.4%, 18.3% and 15.6% of the Company’s CRE loan portfolio was concentrated in the Mountain, Southeast and Southwest regions, respectively, based on carrying value, as defined by the National Council of Real Estate Investment Fiduciaries. At December 31, 2020, approximately 21.4%, 17.9% and 16.1% of the Company’s CRE loan portfolio was concentrated in the Mountain, Southwest and Southeast regions, respectively, based on carrying value. No single loan or investment represented more than 10% of the Company’s total assets and no single investor group generated over 10% of the Company’s revenue.

Principal Paydowns Receivable

Principal paydowns receivable represents loan principal payments that have been received by the Company’s servicers and trustees but have not been remitted to the Company. At June 30, 2021, the Company had $95.9 million of loan principal paydowns receivable, all of which was received in cash by the Company in July 2021. At December 31, 2020, the Company had $4.3 million of loan principal paydowns receivable, all of which was received in cash by the Company in January 2021.
NOTE 6 - FINANCING RECEIVABLES

The following table shows the activity in the allowance for credit losses for the six months ended June 30, 2021 and year ended December 31, 2020 (in thousands, except amount in the footnote):

	Six Months Ended June 30, 2021	Year Ended December 31, 2020
	CRE Loans	CRE Loans
Allowance for credit losses:
Allowance for credit losses at beginning of period	$34,310	$1,460
Adoption of the new accounting guidance	—	3,032
(Reversal of) provision for credit losses	(15,984)	30,815
Realized loss on sale of loan (1)	—	(997)
Allowance for credit losses at end of period	$18,326	$34,310

(1)

The allowance for credit losses included a realized loss of $997,000 that was charged to the allowance related to one CRE loan sale that occurred during the year ended December 31, 2020. There was no such charge off during the six months ended June 30, 2021.

(Back to Index)

(Back to Index)

ACRES COMMERCIAL REALTY CAPITAL CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

JUNE 30, 2021

(unaudited)

During the three and six months ended June 30, 2021, the Company recorded a reversal of expected credit losses of $10.3 million and $16.0 million, respectively, in connection with declines in expected unemployment and continued improvement in macroeconomic factors, loan paydowns and improved collateral operating performance. During the three and six months ended June 30, 2020, the proliferation of the COVID-19 pandemic had a significant impact on the global economy, causing higher expected unemployment and increased volatility in CRE asset pricing and liquidity. As a result, the Company recorded a provision for expected credit losses of $40.5 million and $56.6 million, respectively.

During the three and six months ended June 30, 2021, the Company individually evaluated an office loan in the East North Central region with a $19.9 million principal balance, a hotel loan in the Northeast region with a $14.0 million principal balance and a hotel loan in the East North Central region with a $8.4 million principal balance for which foreclosure was determined to be probable. The Company determined that the office loan had a current expected credit losses (“CECL”) allowance of $1.9 million at June 30, 2021 and December 31, 2020 as the principal balance was in excess of a recently obtained as-is appraised value on the property. The hotel loans were determined to have no CECL allowance as the as-is appraised values on the properties were in excess of the principal and interest balances.

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

JUNE 30, 2021

(unaudited)

For the purpose of calculating the quarterly provision for credit losses under CECL, the Company pools CRE loans based on the underlying collateral property type and utilizes a probability of default and loss given default methodology for approximately one year after which it immediately reverts to a historical mean loss ratio.

Credit risk profiles of CRE loans at amortized cost were as follows (in thousands, except amounts in the footnotes):

	Rating 1	Rating 2	Rating 3	Rating 4	Rating 5	Total (1)
At June 30, 2021:
Whole loans, floating-rate (2)	$—	$979,893	$401,934	$123,656	$53,842	$1,559,325
Mezzanine loan	—	—	4,700	—	—	4,700
Total	$—	$979,893	$406,634	$123,656	$53,842	$1,564,025

At December 31, 2020:
Whole loans, floating-rate	$—	$611,838	$599,208	$262,398	$36,134	$1,509,578
Mezzanine loan	—	—	4,700	—	—	4,700
Preferred equity investments	—	—	6,452	21,262	—	27,714
Total	$—	$611,838	$610,360	$283,660	$36,134	$1,541,992

(1)	The total amortized cost of CRE loans excluded accrued interest receivable of $7.2 million and $7.3 million at June 30, 2021 and December 31, 2020, respectively.
(2)	Includes one $20.8 million whole loan, risk rated a 3, that has a fixed interest rate of 5.75% from June 2021 through December 2021 in connection with a modification.

(Back to Index)

(Back to Index)

ACRES COMMERCIAL REALTY CAPITAL CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

JUNE 30, 2021

(unaudited)

Credit risk profiles of CRE loans by origination year at amortized cost were as follows (in thousands, except amounts in the footnotes):

	2021	2020	2019	2018	2017	Prior	Total (1)
At June 30, 2021:
Whole loans, floating-rate: (2)
Rating 2	$555,498	$239,598	$128,201	$56,596	$—	$—	$979,893
Rating 3 (3)	—	9,947	190,083	167,918	16,486	17,500	401,934
Rating 4	—	—	28,395	86,078	—	9,183	123,656
Rating 5	—	—	22,352	9,294	19,900	2,296	53,842
Total whole loans, floating-rate	555,498	249,545	369,031	319,886	36,386	28,979	1,559,325
Mezzanine loan (rating 3)	—	—	—	4,700	—	—	4,700
Total	$555,498	$249,545	$369,031	$324,586	$36,386	$28,979	$1,564,025

	2020	2019	2018	2017	2016	Prior	Total (1)
At December 31, 2020:
Whole loans, floating-rate: (2)
Rating 2	$221,364	$279,077	$111,397	$—	$—	$—	$611,838
Rating 3	43,579	246,073	246,944	45,142	—	17,470	599,208
Rating 4	—	77,495	129,536	46,220	—	9,147	262,398
Rating 5	—	13,938	—	19,900	—	2,296	36,134
Total whole loans, floating-rate	264,943	616,583	487,877	111,262	—	28,913	1,509,578
Mezzanine loan (rating 3)	—	—	4,700	—	—	—	4,700
Preferred equity investments
Rating 3	—	6,452	—	—	—	—	6,452
Rating 4	—	—	21,262	—	—	—	21,262
Total preferred equity investments	—	6,452	21,262	—	—	—	27,714
Total	$264,943	$623,035	$513,839	$111,262	$—	$28,913	$1,541,992

(1)	The total amortized cost of CRE loans excluded accrued interest receivable of $7.2 million and $7.3 million at June 30, 2021 and December 31, 2020, respectively.
(2)	Acquired CRE whole loans are grouped within each loan’s year of issuance.
(3)	Includes one $20.8 million whole loan, originated in 2018, that has a fixed interest rate of 5.75% from June 2021 through December 2021 in connection with a modification.

(Back to Index)

(Back to Index)

ACRES COMMERCIAL REALTY CAPITAL CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

JUNE 30, 2021

(unaudited)

Loan Portfolio Aging Analysis

The following table presents the CRE loan portfolio aging analysis as of the dates indicated for CRE loans at amortized cost (in thousands, except amounts in footnotes):

	30-59 Days	60-89 Days	Greater than 90 Days (1)	Total Past Due	Current (2)	Total Loans Receivable (3)	Total Loans > 90 Days and Accruing (1)
At June 30, 2021:
Whole loans, floating-rate (4)	$—	$—	$39,770	$39,770	$1,519,555	$1,559,325	$39,770
Mezzanine loan	—	—	—	—	4,700	4,700	—
Total	$—	$—	$39,770	$39,770	$1,524,255	$1,564,025	$39,770

At December 31, 2020:
Whole loans, floating-rate	$—	$—	$11,443	$11,443	$1,498,135	$1,509,578	$11,443
Mezzanine loan	—	—	—	—	4,700	4,700	—
Preferred equity investments	—	—	—	—	27,714	27,714	—
Total	$—	$—	$11,443	$11,443	$1,530,549	$1,541,992	$11,443

(1)

During the three and six months ended June 30, 2021, the Company recognized interest income of $572,000 and $1.2 million, respectively, on the three loans with principal payments past due greater than 90 days at June 30, 2021. During the three and six months ended June 30, 2020, the Company recognized interest income of $591,000 and $1.2 million, respectively, on these loans.

(2)	Includes two whole loans, with amortized costs of $28.3 million, in maturity default at December 31, 2020.
(3)	The total amortized cost of CRE loans excluded accrued interest receivable of $7.2 million and $7.3 million at June 30, 2021 and December 31, 2020, respectively.
(4)	Includes one $20.8 million whole loan, which is current, that has a fixed interest rate of 5.75% from June 2021 through December 2021 in connection with a modification.

At June 30, 2021 and December 31, 2020, the Company had three CRE loans in maturity default with total amortized costs of $39.8 million and $39.7 million, respectively. Two of the three loans in maturity default at June 30, 2021 are making current interest payments, while one of the loans is paying interest on a one month lag.

The Company received proceeds of $28.8 million relating to the payoffs of its preferred equity investments during the six months ended June 30, 2021.

Troubled Debt Restructurings (“TDRs”)

There were no TDRs for the six months ended June 30, 2021 and 2020.

During the six months ended June 30, 2021, the Company entered into eleven agreements that extended loans by a weighted average period of 11 months and, in certain cases, modified certain other loan terms. Two formerly forborne borrowers and one borrower performing in accordance with a forbearance agreement were in maturity default at June 30, 2021. No loan modifications during the six months ended June 30, 2021 resulted in TDRs.

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

JUNE 30, 2021

(unaudited)

The following table summarizes the book value of the Company’s investments in real estate and related intangible assets (in thousands, except amounts in the footnotes):

	June 30, 2021			December 31, 2020
	Cost	Accumulated Depreciation & Amortization	Book Value	Cost	Accumulated Depreciation & Amortization	Book Value
Assets acquired:
Investment in real estate (1)	$34,036	$(932)	$33,104	$33,929	$(123)	$33,806
Right of use assets (2)(3)	5,603	(53)	5,550	5,603	(11)	5,592
Intangible assets (4)	3,337	(211)	3,126	3,336	(42)	3,294
Total	42,976	(1,196)	41,780	42,868	(176)	42,692

Liabilities assumed:
Lease liabilities (3)	(3,113)	29	(3,084)	(3,113)	6	(3,107)
Total	(3,113)	29	(3,084)	(3,113)	6	(3,107)

	$39,863		$38,696	$39,755		$39,585

(1)	Includes approximately $112,000 and $5,000 of furniture and fixtures purchased for the property, subsequent to the date of acquisition, at June 30, 2021 and December 31, 2020, respectively.
(2)

Right of use assets include a right of use asset associated with an acquired ground lease of $3.1 million accounted for as an operating lease and a below-market lease intangible asset of $2.5 million at June 30, 2021 and December 31, 2020.

(3)	Refer to Note 8 for additional information on the Company’s remaining operating leases.
(4)

Intangible assets include a franchise agreement intangible asset of $2.7 million and $2.8 million and a customer list intangible asset of $394,000 and $477,000 at June 30, 2021 and December 31, 2020, respectively.

The right of use assets and lease liabilities comprised an acquired ground lease that was determined to be an operating lease and associated below-market lease intangible asset. The lease payments on the ground lease consist of air rights rent, retail rent and parking rent, the amounts of which are specifically determined in the executed lease agreement and subsequently increased based on the increase of the consumer price index over a specified amount of periods. The Company recorded approximately $24,000 of offsetting amortization and accretion on its ground lease right of use assets and lease liabilities during the six months ended June 30, 2021.

During the three and six months ended June 30, 2021, the Company recorded amortization expense of approximately $94,000 and $188,000, respectively, on its intangible assets. The Company expects to record amortization expense of $375,000, $375,000, $355,000, $210,000 and $210,000 during the 2021, 2022, 2023, 2024 and 2025 fiscal years, respectively, on its intangible assets.

NOTE 8 - LEASES

In addition to the ground lease discussed in Note 7, the Company has operating leases for office space and office equipment. The leases have terms that expire between January 2024 and July 2028. The leases on the office space and office equipment contain options for early termination granted to the Company and the lessor. Lease payments are determined as follows:

•

Office space: payments are made on a fixed schedule, escalating annually, and also include the Company’s responsibility for a percentage of increases in the building’s property taxes and operating expenses over the base year.

•	Office equipment: payments are made on a fixed schedule.

The following table summarizes the Company’s operating leases (in thousands):

June 30, 2021
Operating Leases:
Right of use assets	$466
Lease liabilities	$490

Weighted average remaining lease term:	7.0 years
Weighted average discount rate:	10.65%

(Back to Index)

(Back to Index)

ACRES COMMERCIAL REALTY CAPITAL CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

JUNE 30, 2021

(unaudited)

The following table summarizes the Company’s operating lease costs during the respective periods (in thousands):

	Three Months Ended June 30, 2021	Six Months Ended June 30, 2021
Operating lease cost	$25	$25

The following table summarizes the Company’s operating leases by maturity date based on undiscounted cash flows (in thousands):

Operating Leases
2021	$40
2022	97
2023	99
2024	99
2025	101
Thereafter	274
Subtotal	710
Less: impact of discount	(220)
Total	$490

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

During the six months ended June 30, 2020, the Company incurred losses of $186.3 million on its CMBS portfolio, including realized losses of $180.3 million primarily attributable to the sale of 67 CMBS as of April 2020.

During the six months ended June 30, 2020, the Company recorded unrealized losses of $6.0 million, which included $917,000 of unrealized losses during the three months ended June 30, 2020, on two CMBS securities on its consolidated statements of operations as the fair values of the securities were less than the amortized cost bases and the securities were expected to sell prior to recovery of the amortized cost bases. In March 2021, the Company sold these two positions, resulting in cash proceeds of $3.0 million and gains of $878,000 during the six months ended June 30, 2021.

NOTE 10 - INVESTMENTS IN UNCONSOLIDATED ENTITIES

The Company’s investments in unconsolidated entities at June 30, 2021 and December 31, 2020 comprised a 100% interest in the common shares of RCT I and RCT II with a value of $1.5 million in the aggregate, or 3.0% of each trust. The Company records its investments in RCT I’s and RCT II’s common shares as investments in unconsolidated entities using the cost method, recording dividend income when declared by RCT I and RCT II. During the three and six months ended June 30, 2021, the Company recorded dividends from its investments in RCT I’s and RCT II’s common shares, reported in other revenue on the consolidated statement of operations, of $16,000 and $32,000, respectively. During the three and six months ended June 30, 2020, the Company recorded dividends of $20,000 and $43,000, respectively.

(Back to Index)

(Back to Index)

ACRES COMMERCIAL REALTY CAPITAL CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

JUNE 30, 2021

(unaudited)

NOTE 11 - BORROWINGS

The Company historically has financed the acquisition of its investments, including investment securities and loans, through the use of secured and unsecured borrowings in the form of securitized notes, secured term warehouse financing facilities, a senior secured financing facility, senior unsecured notes, convertible senior notes and trust preferred securities issuances. Certain information with respect to the Company’s borrowings is summarized in the following table (dollars in thousands, except amounts in the footnote):

	Principal Outstanding	Unamortized Issuance Costs and Discounts	Outstanding Borrowings	Weighted Average Borrowing Rate	Weighted Average Remaining Maturity	Value of Collateral
At June 30, 2021:
XAN 2020-RSO8 Senior Notes	$207,791	$1,442	$206,349	1.86%	13.7 years	$294,679
XAN 2020-RSO9 Senior Notes	171,311	1,942	169,369	3.51%	15.8 years	221,508
ACR 2021-FL1 Senior Notes	675,223	6,088	669,135	1.57%	15.0 years	802,643
Unsecured junior subordinated debentures	51,548	—	51,548	4.15%	15.2 years	—
4.50% Convertible Senior Notes	143,750	4,595	139,155	4.50%	1.1 years	—
Senior Unsecured Notes due 2027	50,000	3,403	46,597	12.00%	6.1 years	—
Senior secured financing facility	4,375	3,741	634	5.75%	6.1 years	256,792
CRE - term warehouse financing facilities (1)	63,058	401	62,657	2.59%	118 days	94,216
Total	$1,367,056	$21,612	$1,345,444	2.70%	12.4 years	$1,669,838

	Principal Outstanding	Unamortized Issuance Costs and Discounts	Outstanding Borrowings	Weighted Average Borrowing Rate	Weighted Average Remaining Maturity	Value of Collateral
At December 31, 2020:
XAN 2019-RSO7 Senior Notes	$415,621	$2,861	$412,760	1.60%	15.3 years	$516,979
XAN 2020-RSO8 Senior Notes	388,459	4,164	384,295	1.62%	14.2 years	475,347
XAN 2020-RSO9 Senior Notes	234,731	3,857	230,874	3.31%	16.3 years	285,862
Unsecured junior subordinated debentures	51,548	—	51,548	4.18%	15.7 years	—
4.50% Convertible Senior Notes	143,750	6,498	137,252	4.50%	1.6 years	—
Senior Unsecured Notes due 2027	50,000	3,574	46,426	12.00%	6.6 years	—
Senior secured financing facility	33,360	4,046	29,314	5.75%	6.6 years	239,385
CRE - term warehouse financing facility (1)	13,516	1,258	12,258	2.66%	299 days	20,000
Total	$1,330,985	$26,258	$1,304,727	2.83%	13.0 years	$1,537,573

(1)	Principal outstanding includes accrued interest payable of $43,000 and $16,000 at June 30, 2021 and December 31, 2020, respectively.

Securitizations

The following table sets forth certain information with respect to the Company’s consolidated securitizations at June 30, 2021 (in thousands, except amount in footnotes):

	Closing Date	Maturity Date	Permitted Funded Companion Participation Acquisition Period End (1)	Reinvestment Period End (2)	Total Note Paydowns Received from Closing Date through June 30, 2021
XAN 2020-RSO8	March 2020	March 2035	March 2023	N/A	$227,952
XAN 2020-RSO9 (3)	September 2020	April 2037	N/A	N/A	$74,483
ACR 2021-FL1	May 2021	June 2036	N/A	May 2023	$—

(1)

The permitted funded companion participation acquisition period is the period in which principal repayments can be utilized to purchase loans held outside of the respective securitization that represent the funded commitments of existing collateral in the respective securitization that were not funded as of the date the respective securitization was closed.

(2)	The reinvestment period is the period in which principal proceeds received before the end of the period may be used to acquire CRE loans for reinvestment into the securitization.
(3)	XAN 2020-RSO9 includes a future advances reserve account of $11.3 million at June 30, 2021 to fund unfunded commitments, which is reported in restricted cash on the consolidated balance sheet.

(Back to Index)

(Back to Index)

ACRES COMMERCIAL REALTY CAPITAL CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

JUNE 30, 2021

(unaudited)

The investments held by the Company’s securitizations collateralize the securitizations’ borrowings and, as a result, are not available to the Company, its creditors, or stockholders. All senior notes and preferred shares of the securitizations held by the Company at June 30, 2021 and December 31, 2020 were eliminated in consolidation.

XAN 2019-RSO7

In April 2019, the Company closed Exantas Capital Corp. 2019-RSO7, Ltd. (“XAN 2019-RSO7”), a $687.2 million CRE debt securitization transaction that provided financing for CRE loans. In May 2021, the Company exercised the optional redemption on XAN 2019-RSO7 in conjunction with the closing of ACRES Commercial Realty 2021-FL1 Issuer, Ltd. (“ACR 2021-FL1”) (see below).

XAN 2020-RSO8

In March 2020, the Company closed XAN 2020-RSO8, a $522.6 million CRE debt securitization transaction that provided financing for CRE loans. In June 2021, the benchmark rate on XAN 2020-RSO8’s senior notes, previously one-month LIBOR, was replaced with Compounded SOFR plus a benchmark adjustment.

XAN 2020-RSO9

In September 2020, the Company closed XAN 2020-RSO9, a $297.0 million CRE debt securitization transaction that provided financing for CRE loans. In June 2021, the benchmark rate on XAN 2020-RSO9’s senior notes, previously one-month LIBOR, was replaced with Compounded SOFR plus a benchmark adjustment.

ACR 2021-FL1

In May 2021, the Company closed ACR 2021-FL1, a $802.6 million CRE debt securitization transaction that provided financing for CRE loans. ACR 2021-FL1 includes a reinvestment period, which ends in May 2023, that allows it to acquire CRE loans for reinvestment into the securitization using uninvested principal proceeds. ACR 2021-FL1 issued a total of $675.2 million of non-recourse, floating-rate notes to third parties at par. Additionally, ACRES RF retained 100% of the Class F and Class G notes and a subsidiary of ACRES RF retained 100% of the outstanding preference shares. The preference shares are subordinated in right of payment to all other securities issued by ACR 2021-FL1.

At closing, the senior notes issued to investors consisted of the following classes: (i) $431.4 million of Class A notes bearing interest at one-month LIBOR plus 1.20%; (ii) $100.3 million of Class A-S notes bearing interest at one-month LIBOR plus 1.60%; (iii) $37.1 million of Class B notes bearing interest at one-month LIBOR plus 1.80%; (iv) $43.1 million of Class C notes bearing interest at one-month LIBOR plus 2.00%; (v) $50.2 million of Class D notes bearing interest at one-month LIBOR plus 2.65%; and (vi) $13.0 million of Class E notes bearing interest at one-month LIBOR plus 3.10%.

All of the notes issued mature in June 2036, although the Company has the right to call the notes anytime after May 2023.

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

(Back to Index)

(Back to Index)

ACRES COMMERCIAL REALTY CAPITAL CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

JUNE 30, 2021

(unaudited)

The following table summarizes the 4.50% Convertible Senior Notes at June 30, 2021 (dollars in thousands, except the conversion price and amounts in the footnotes):

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

(2)	During the three and six months ended June 30, 2021 and 2020 the effective interest rate for the 4.50% Convertible Senior Notes was 7.43%.
(3)

Represents the number of shares of common stock per $1,000 principal amount of the 4.50% Convertible Senior Notes’ principal outstanding, subject to adjustment as provided in the Third Supplemental Indenture (the “4.50% Convertible Senior Notes Indenture”).

(4)

The conversion rate and conversion price of the 4.50% Convertible Senior Notes at June 30, 2021 are adjusted to reflect quarterly cash distributions in excess of a $0.30 distribution threshold, as defined in the 4.50% Convertible Senior Notes Indenture.

The 4.50% Convertible Senior Notes are convertible at the option of the holder at any time up until one business day before the respective maturity date and may be settled in cash, the Company’s common stock or a combination of cash and the Company’s common stock, at the Company’s election. The Company may not redeem the 4.50% Convertible Senior Notes prior to maturity. The closing price of the Company’s common stock was $16.06 on June 30, 2021, which did not exceed the conversion price of its 4.50% Convertible Senior Notes at June 30, 2021.

Senior Unsecured Notes

12.00% Senior Unsecured Notes Due 2027

On July 31, 2020, the Company entered into a Note and Warrant Purchase Agreement (the “Note and Warrant Purchase Agreement”) with Oaktree Capital Management, L.P. (“Oaktree”) and Massachusetts Mutual Life Insurance Company (“MassMutual”) pursuant to which the Company may issue to Oaktree and MassMutual from time to time up to $125.0 million aggregate principal amount of 12.00% senior unsecured notes due 2027 (the “Senior Unsecured Notes due 2027”). The Senior Unsecured Notes due 2027 have an annual interest rate of 12.00%, payable up to 3.25% (at the election of the Company) as pay-in-kind interest and the remainder as cash interest. On July 31, 2020, the Company issued to Oaktree and MassMutual $42.0 million and $8.0 million aggregate principal amount, respectively, of the Senior Unsecured Notes due 2027. The Company recorded a discount of $3.1 million (the offset of which was recorded in additional paid-in capital) on the Senior Unsecured Notes due 2027 that reflects the difference between the proceeds received less the fair value of the notes as if they were issued without the detachable warrants. The market discounts and deferred debt issuance costs are amortized into interest expense on the consolidated statements of operations on an effective interest basis over the period ending in July 2027. The effective interest rate is 13.65%. At any time and from time to time prior to January 31, 2022, the Company may elect to issue to Oaktree and MassMutual up to $75.0 million aggregate principal amount of additional Senior Unsecured Notes due 2027.

The Note and Warrant Purchase Agreement contains events of default, subject to certain materiality thresholds and grace periods.

(Back to Index)

(Back to Index)

ACRES COMMERCIAL REALTY CAPITAL CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

JUNE 30, 2021

(unaudited)

Senior Secured Financing Facility and Term Warehouse Financing Facilities

Borrowings under the Company’s senior secured financing facility and term warehouse facilities are guaranteed by the Company or one or more of its subsidiaries. The following table sets forth certain information with respect to the Company’s senior secured financing and term warehouse financing facilities (dollars in thousands, except amounts in footnotes):

	June 30, 2021				December 31, 2020
	Outstanding Borrowings	Value of Collateral	Number of Positions as Collateral	Weighted Average Interest Rate	Outstanding Borrowings	Value of Collateral	Number of Positions as Collateral	Weighted Average Interest Rate
Senior Secured Financing Facility
Massachusetts Mutual Life Insurance Company (1)	$634	$256,792	13	5.75%	$29,314	$239,385	15	5.75%

CRE - Term Warehouse Financing Facilities
JPMorgan Chase Bank, N.A. (2)(3)	62,657	94,216	6	2.59%	12,258	20,000	1	2.66%
Total	$63,291	$351,008			$41,572	$259,385

(1)	Includes $3.7 million and $4.0 million of deferred debt issuance costs at June 30, 2021 and December 31, 2020, respectively.
(2)	Outstanding borrowings include accrued interest payable.
(3)

Includes $401,000 and $1.3 million of deferred debt issuance costs at June 30, 2021 and December 31, 2020, respectively, which includes $172,000 and $678,000 of deferred debt issuance costs at June 30, 2021 and December 31, 2020, respectively, from other term warehouse financing facilities with no balance.

The following table shows information about the amount at risk under the warehouse financing facilities (dollars in thousands):

	Amount at Risk (1)	Weighted Average Remaining Maturity	Weighted Average Interest Rate
At June 30, 2021:
CRE - Term Warehouse Financing Facilities
JPMorgan Chase Bank, N.A.	$31,348	118 days	2.59%

(1)	Equal to the total of the estimated fair value of loans sold and accrued interest receivable, minus the total of the warehouse financing agreement liabilities and accrued interest payable.

The Company was in compliance with all financial covenants in each of the respective agreements at June 30, 2021 and December 31, 2020.

Contractual maturity dates of the Company’s borrowings’ principal outstanding by category and year are presented in the table below (in thousands):

	Total	2021	2022	2023	2024	2025 and Thereafter
At June 30, 2021:
CRE securitizations	$1,054,325	$—	$—	$—	$—	$1,054,325
Unsecured junior subordinated debentures	51,548	—	—	—	—	51,548
4.50% Convertible Senior Notes	143,750	—	143,750	—	—	—
Senior Unsecured Notes due 2027	50,000	—	—	—	—	50,000
Senior secured financing facility	4,375	—	—	—	—	4,375
Term warehouse financing facilities (1)	63,058	63,058	—	—	—	—
Total	$1,367,056	$63,058	$143,750	$—	$—	$1,160,248

(1)	Includes accrued interest payable in the balances of principal outstanding.

(Back to Index)

(Back to Index)

ACRES COMMERCIAL REALTY CAPITAL CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

JUNE 30, 2021

(unaudited)

NOTE 12 - SHARE ISSUANCE AND REPURCHASE

In May 2021, and subsequently in June 2021, the Company issued a total of 4.6 million shares of 7.875% Series D Cumulative Redeemable Preferred Stock (“Series D Preferred Stock”) at a public offering price of $25.00 per share. The Company received net proceeds of $110.8 million after $4.2 million of underwriting discounts and other offering expenses during the three and six months ended June 30, 2021. Dividends are payable quarterly in arrears at the end of January, April, July and October. The Series D Preferred Stock has no maturity date and the Company is not required to redeem the Series D Preferred Stock at any time. On or after May 21, 2026, the Company may, at its option, redeem the Series D Preferred Stock, in whole or part, at any time and from time to time, for cash at $25.00 per share, plus accrued and unpaid dividends, if any, to the redemption date.

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

At June 30, 2021, the Company had 4.8 million shares of Series C Preferred Stock and 4.6 million shares of Series D Preferred Stock outstanding, with weighted average issuance prices, excluding offering costs, of $25.00.

In March 2016, the Board of Directors (“Board”) approved a share repurchase program and in November 2020, the Board reauthorized and approved the continued use of the Company’s existing share repurchase program in order to repurchase up to $20.0 million of the currently outstanding shares of the Company’s common stock through March 31, 2021. In March 2021, the Board authorized the extension of the previous $20.0 million authorization through the second quarter of 2021 or until the $20.0 million is fully deployed. Additionally, the Board authorized the Company to enter into written trading plans under Rule 10b5-1 of the Securities Exchange Act of 1934 in connection with the authorized repurchases. During the six months ended June 30, 2021, the Company repurchased $13.8 million of its common stock, or approximately 1.0 million shares. In July 2021, the Company fully deployed the remaining $888,000 available under the program at June 30, 2021. In total the Company repurchased 1,607,382 shares for $20.0 million, excluding broker fees and commissions, during its deployment of the program. During the six months ended June 30, 2020, the Company did not repurchase any shares of its common or preferred stock through this program.

In connection with the Note and Warrant Purchase Agreement, the Senior Unsecured Notes due 2027 give Oaktree and MassMutual warrants to purchase an aggregate of up to 1.2 million shares of common stock at an exercise price of $0.03 per share, subject to certain potential adjustments. On July 31, 2020, concurrently with the issuance of the Senior Unsecured Notes due 2027, the Company issued to Oaktree warrants to purchase 391,995 shares of common stock for an aggregate purchase price of $42.0 million and issued to MassMutual warrants to purchase 74,666 shares of common stock for an aggregate purchase price of $8.0 million. The warrants are recorded in additional paid-in capital on the consolidated balance sheet at their fair value of $3.1 million at issuance. At any time and from time to time prior to January 31, 2022, the Company may elect to issue to Oaktree and MassMutual warrants to purchase an additional 699,992 shares of common stock for a purchase price equal to the principal amount of the additional Senior Unsecured Notes due 2027 being issued. The warrants are immediately exercisable on issuance and expire seven years from the issuance date. The warrants can be exercised with cash or as a net exercise.

NOTE 13 - SHARE-BASED COMPENSATION

In June 2021, the Company’s shareholders approved the ACRES Commercial Realty Corp. Third Amended and Restated Omnibus Equity Compensation Plan (the “Omnibus Plan”) and the ACRES Commercial Realty Corp. Manager Incentive Plan (the “Manager Plan” and together with the Omnibus Plan, the “Plans”). The Omnibus Plan was amended (i) increase the number of shares authorized for issuance by an additional 1,100,000 shares of common stock less any shares of common stock issued or subject to awards granted under the Manager Plan; and (ii) extend the expiration date of the Omnibus Plan from June 2029 to June 2031. The maximum number of shares that may be subject to awards granted under the Omnibus Plan and the Manager Plan, determined on a combined basis, will be 1,700,817 shares of common stock.

The company recognized stock-based compensation expense of $171,000 and $190,000 during the three and six months ended June 30, 2021, respectively, and $715,000 and $1.2 million during the three and six months ended June 30, 2020, respectively, related to restricted stock.

(Back to Index)

(Back to Index)

ACRES COMMERCIAL REALTY CAPITAL CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

JUNE 30, 2021

(unaudited)

The following table summarizes the Company’s restricted common stock transactions:

	Number of Shares	Weighted-Average Grant-Date Fair Value
Unvested shares at January 1, 2021	11,610	$6.46
Issued	333,329	17.39
Vested	(5,231)	6.69
Forfeited	—	—
Unvested shares at June 30, 2021	339,708	$17.18

The unvested restricted common stock shares are expected to vest during the following years:

Year	Shares
2021	6,379
2022	83,331
2023	83,331
2024	83,331
2025	83,336
Total	339,708

The shares issued during the six months ended June 30, 2021 will vest in installments over a four-year period, pursuant to the terms of the respective award agreements. At of June 30, 2021, total unrecognized compensation costs relating to unvested restricted stock was $5.7 million based on the grant date fair value of shares granted. The cost is expected to be recognized over a weighted average period of 3.9 years.

The following table summarizes the status of the Company’s vested stock options at June 30, 2021:

Vested Options	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Vested at January 1, 2021	3,333	$76.80
Vested	—	—
Exercised	—	—
Forfeited	—	—
Expired	(3,333)	76.80
Vested at June 30, 2021	—	$—	—	$—

There were no options granted during the six months ended June 30, 2021 or 2020. The outstanding stock options had contractual terms of ten years and expired in May 2021.

Under the Company’s Fourth Amended and Restated Management Agreement, as amended (“Management Agreement”), incentive compensation is paid quarterly. Up to 75% of the incentive compensation is paid in cash and at least 25% is paid in the form of an award of common stock, recorded in management fees on the consolidated statements of operations. No incentive compensation was paid to the Manager for the three and six months ended June 30, 2021 or the Prior Manager for the six months ended June 30, 2020.

The Omnibus Plan and the Manager Plan are administered by the compensation committee of our Board (the “Compensation Committee”). In 2020, the Compensation Committee and the Board created parameters for equity awards, whereby they are no longer discretionary but are now based upon the Company’s achievement of performance parameters using book value of the common stock as the appropriate benchmark.

(Back to Index)

(Back to Index)

ACRES COMMERCIAL REALTY CAPITAL CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

JUNE 30, 2021

(unaudited)

NOTE 14 - EARNINGS PER SHARE

The following table presents a reconciliation of basic and diluted earnings (losses) per common share for the periods presented (dollars in thousands, except per share amounts):

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2021	2020	2021	2020
Net income (loss)	$13,639	$(33,400)	$26,695	$(229,921)
Net income allocated to preferred shares	(3,568)	(2,587)	(6,156)	(5,175)
Net income (loss) allocable to common shares	$10,071	$(35,987)	$20,539	$(235,096)

Weighted average number of common shares outstanding:
Weighted average number of common shares outstanding - basic	9,245,279	10,568,571	9,485,593	10,555,319
Weighted average number of warrants outstanding (1)	466,661	—	466,661	—
Total weighted average number of common shares outstanding - basic	9,711,940	10,568,571	9,952,254	10,555,319
Effect of dilutive securities - unvested restricted stock	8,669	—	8,957	—
Weighted average number of common shares outstanding - diluted	9,720,609	10,568,571	9,961,211	10,555,319

Net income (loss) per common share - basic	$1.04	$(3.41)	$2.06	$(22.27)
Net income (loss) per common share - diluted	$1.04	$(3.41)	$2.06	$(22.27)

(1)	See Note 12 for further details regarding the warrants.

For the 4.50% Convertible Senior Notes, the Company has the intent and ability to settle the principal amount in cash and intends to settle the conversion feature for the amount above the conversion price, or the conversion spread, if any, in common stock. The Company uses the treasury stock method for calculating any potential dilutive effect of the conversion spread on diluted EPS, if applicable. The conversion spread will have a dilutive impact on diluted EPS when the average market price of the Company’s common stock for a given period exceeds the conversion price of the 4.50% Convertible Senior Notes. For the six months ended June 30, 2021, the average market price of the Company’s common stock did not exceed the conversion price of the 4.50% Convertible Senior Notes and for the six months ended June 30, 2020 the average market price of the Company’s common stock did not exceed the conversion price of the 4.50% Convertible Senior Notes and 8.00% Convertible Senior Notes and as such the convertible senior notes have been excluded from the computation of diluted EPS. The conversion rate and conversion price for the 4.50% Convertible Senior Notes are described further in Note 11.
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

For the quarter ended June 30, 2021, the Company declared and subsequently paid its Series C Preferred Stock and Series D Preferred Stock distributions, or $0.54 per share and $0.38 per share, respectively. It did not pay any common share distributions for the quarter ended June 30, 2021. For the quarter ended June 30, 2020, the Company paused distributions on its common shares and Series C Preferred Stock.

(Back to Index)

(Back to Index)

ACRES COMMERCIAL REALTY CAPITAL CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

JUNE 30, 2021

(unaudited)

The following tables present distributions declared (on a per share basis) for the six months ended June 30, 2021 and the year ended December 31, 2020:

	Series C Preferred Stock			Series D Preferred Stock
	Date Paid	Total Distributions Paid	Distributions Per Share	Date Paid	Total Distributions Paid	Distributions Per Share
	(in thousands)			(in thousands)
2021
June 30	July 30	$2,588	$0.5390625	July 30	$1,736	$0.377344
March 31	April 30	$2,588	$0.5390625	N/A	N/A	N/A
2020
December 31	February 1, 2021	$2,587	$0.5390625	N/A	N/A	N/A
March 31, June 30 and September 30	October 30	$7,763	$1.6171875	N/A	N/A	N/A

NOTE 16 - ACCUMULATED OTHER COMPREHENSIVE LOSS

The following table presents the changes in net unrealized loss on derivatives, the sole component of accumulated other comprehensive loss, for the six months ended June 30, 2021 (in thousands):

Accumulated Other Comprehensive Loss - Net Unrealized Loss on Derivatives
Balance at January 1, 2021	$(9,978)
Amounts reclassified from accumulated other comprehensive loss (1)	918
Balance at June 30, 2021	$(9,060)

(1)	Amounts reclassified from accumulated other comprehensive loss are reclassified to interest expense on the Company’s consolidated statements of operations.

NOTE 17 - RELATED PARTY TRANSACTIONS

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

Effective on July 31, 2020, the Company has a Management Agreement with the Manager pursuant to which the Manager provides the day-to-day management of the Company’s operations and receives management fees. For the three and six months ended June 30, 2021, the Manager earned base management fees of approximately $1.4 million and $2.7 million, respectively. No incentive compensation was earned for the three and six months ended June 30, 2021. At June 30, 2021 and December 31, 2020, $495,000 and $442,000, respectively, of base management fees were payable by the Company to the Manager. There was no incentive compensation payable at June 30, 2021 and December 31, 2020. The Manager and its affiliates provided the Company with a Chief Financial Officer and a sufficient number of additional accounting, finance, tax and investor relations professionals. The Company reimbursed the Manager’s expenses for (a) the wages, salaries and benefits of the Chief Financial Officer, and (b) a portion of the wages, salaries and benefits of accounting, finance, tax and investor relations professionals, in proportion to such personnel’s percentage of time allocated to the Company’s operations. The Company reimbursed out-of-pocket expenses and certain other costs incurred by the Manager that related directly to the Company’s operations. For the three and six months ended June 30, 2021, the Company reimbursed the Manager $1.4 million and $2.6 million, respectively, for all such compensation and costs. At June 30, 2021 and December 31, 2020, the Company had payables to the Manager pursuant to the Management Agreement totaling approximately $475,000 and $380,000, respectively, related to such compensation and costs. The Company’s base management fee payable and expense reimbursements payable were recorded in management fee payable - related party and accounts payable and other liabilities on the consolidated balance sheet, respectively.

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

JUNE 30, 2021

(unaudited)

The ACRES Loan accrues interest at 3.00% per annum payable monthly. The monthly amortization payment is $25,000. The ACRES Loan matures in July 2026, subject to two one-year extensions (at ACRES Capital Corp.’s option) subject to the payment of a 0.5% extension fee to ACRES RF on the outstanding principal amount of the ACRES Loan.

During the three and six months ended June 30, 2021, the Company recorded interest income of $89,000 and $178,000, respectively, on the ACRES Loan in other income (expense) on the consolidated statements of operations. At June 30, 2021, the ACRES Loan had a principal balance and accrued interest receivable of $11.8 million and $29,000, respectively, recorded in loan receivable - related party and accrued interest receivable, respectively, on the consolidated balance sheet.

At June 30, 2021, the Company retained equity in two securitization entities that were structured for the Company by the Manager. Under the Management Agreement, the Manager was not separately compensated by the Company for executing this transaction and was not separately compensated for managing the securitization entities and their assets.

Relationship with ACRES Capital Servicing LLC. Under the Loan and Servicing Agreement (the “MassMutual Loan Agreement”) with MassMutual and the other lenders party thereto, ACRES Capital Servicing LLC (“ACRES Capital Servicing”), an affiliate of ACRES Capital Corp. and the Manager, serves as the portfolio servicer. Additionally, ACRES Capital Servicing served as the special servicer of XAN 2019-RSO7 and serves as special servicer of XAN 2020-RSO8, XAN 2020-RSO9 and ACR 2021-FL1. During the three and six months ended June 30, 2021, ACRES Capital Servicing received no portfolio servicing fees and $14,000 in special servicing fees recorded as a reduction to interest income in the consolidated statements of operations.

Relationship with ACRES Collateral Manager, LLC. ACRES Collateral Manager, LLC, an affiliate of ACRES Capital Corp. and the Manager, serves as the collateral manager of ACR 2021-FL1, a role for which it waived its fee.

Relationship with ACRES Realty Funding, Inc. ACRES RF, an affiliate of ACRES Capital Corp. and the Manager, serves as the advancing agent of ACR 2021-FL1, a role for which it waived its fee.

Relationship with ACRES Share Holdings, LLC. In June 2021, the Company’s Manager Incentive Plan was approved by its shareholders, which authorized up to 1,100,000 shares of common stock for issuance to the Manager (less shares of common stock issued or subject to awards under the Omnibus Plan). ACRES Share Holdings, LLC, an affiliate of ACRES Capital Corp. and the Manager, was granted 299,999 shares during the three and six months ended June 30, 2021, which will vest 25% for four years, on each anniversary of the issuance date. See Note 13 for additional details.

Relationship with C-III and certain of its Subsidiaries

Relationship with C-III and Certain of its Subsidiaries. The Prior Manager was a wholly-owned subsidiary of Resource America, Inc. (“Resource America”), which is a wholly-owned subsidiary of C-III. C-III is indirectly controlled and partially owned by Island Capital Group LLC (“Island Capital”). Effective July 31, 2020, in connection with the ACRES acquisition, Andrew L. Farkas, the managing member of Island Capital and the chairman and chief executive officer of C-III, resigned his position as the Company’s Chairman. In addition, Robert C. Lieber and Matthew J. Stern, each executive managing directors of both C-III and Island Capital, resigned their positions as the Company’s Chief Executive Officer and President, respectively. Lastly, Jeffrey P. Cohen, president of C-III and Island Capital, resigned his position as a member of the Board. Those officers and the Company’s other executive officers were also officers of the Company’s Prior Manager, Resource America, C-III and/or affiliates of those companies. Prior to September 8, 2020, a non-employee director of the Company held the position of Executive Vice President at Resource America.

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

(Back to Index)

(Back to Index)

ACRES COMMERCIAL REALTY CAPITAL CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

JUNE 30, 2021

(unaudited)

At June 30, 2021, the Company retained equity in four securitization entities that were structured for the Company by the Prior Manager, although three of the securitization entities had been substantially liquidated as of June 30, 2021. Under the management agreement, the Prior Manager was not separately compensated by the Company for executing these transactions and was not separately compensated for managing the securitization entities and their assets.

Relationship with Resource Real Estate, LLC. Resource Real Estate, LLC (“Resource Real Estate”), an indirect wholly-owned subsidiary of Resource America and C-III, originated, financed and managed the Company’s CRE loan portfolio until the ACRES acquisition on July 31, 2020. The Company reimbursed Resource Real Estate for loan origination costs associated with all loans originated.

Resource Real Estate served as special servicer for the following liquidated real estate securitization transactions, which provided financing for CRE loans: (i) Resource Capital Corp. 2014-CRE2, Ltd., a $353.9 million securitization that closed in July 2014 and liquidated in August 2017; (ii) Resource Capital Corp. 2015-CRE3, Ltd., a $346.2 million securitization that closed in February 2015 and liquidated in August 2018; (iii) Resource Capital Corp. 2015-CRE4, Ltd., a $312.9 million securitization that closed in August 2015 and liquidated in July 2018; and (iv) Resource Capital Corp. 2017-CRE5, Ltd., a $376.7 million securitization that closed in July 2017 and liquidated in July 2019. Resource Real Estate also served as special servicer for XAN 2020-RSO8, a $522.6 million securitization that closed in March 2020. In January 2021, ACRES Capital Servicing replaced Resource Real Estate as special servicer of XAN 2020-RSO8. Resource Real Estate did not earn any special servicing fees during the three and six months ended June 30, 2020.

Relationship with C-III Commercial Mortgage. In May 2019, ACRES RF, then known as RCC RE, entered into a Mortgage Loan Sale and Purchase Agreement (the “May 2019 Loan Acquisition Agreement”) with C-III Commercial Mortgage LLC (“C-III Commercial Mortgage”), a wholly-owned subsidiary of C-III, that provided for the acquisition by ACRES RF of certain CRE loans on a servicing-released basis at par, plus accrued and unpaid interest on each loan for an aggregate purchase price of $197.6 million. In accordance with the terms of the May 2019 Loan Acquisition Agreement, C-III Commercial Mortgage retains its title to all exit fees in excess of 0.50% of the outstanding principal balance and certain deferred fees conditioned upon the terms of the loans’ particular agreements. During the three and six months ended June 30, 2021, C-III Commercial Mortgage earned fees of $49,000 and $135,000, respectively. During the three and six months ended June 30, 2020, C-III Commercial Mortgage earned fees of $29,000 and $32,000, respectively. The Company had no outstanding payables to C-III Commercial Mortgage at June 30, 2021 and outstanding payables of $48,000 at December 31, 2020.

Relationship with Resource Real Estate Opportunity REIT

In July 2020, ACRES and the Company entered into agreements with Resource America pursuant to which Resource America provided office space and other office-related services as well as performed an internal audit program. In September 2020, the sublease was assigned from Resource America to Resource Real Estate Opportunity REIT and the internal audit engagement letter was assigned from Resource America to Resource NewCo LLC, a subsidiary of Resource Real Estate Opportunity REIT. A former non-employee director of the Company is an executive at, and a director of, Resource Real Estate Opportunity REIT. During the six months ended June 30, 2021, the Company incurred $67,000 of expenses in connection with these agreements. The Company had no payables to Resource Real Estate Opportunity REIT at June 30, 2021. These agreements were terminated as of March 31, 2021.

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

JUNE 30, 2021

(unaudited)

The following table presents additional information about the Company’s assets that are measured at fair value on a recurring basis for which the Company has utilized Level 3 inputs (in thousands):

CMBS
Balance, January 1, 2021	$2,080
Included in earnings	878
Sales	(2,958)
Balance, June 30, 2021	$—

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

The fair values of the Company’s loans held for investment are measured by discounting the expected future cash flows using the current interest rates at which similar loans would be made to borrowers with similar credit ratings and for the same remaining maturities. Par values of loans with variable interest rates are expected to approximate fair value unless evidence of credit deterioration exists, in which case the fair value approximates the par value less the loan’s allowance estimated through individual evaluation. Fair values of loans with fixed rates are calculated using the net present values of future cash flows, discounted at market rates. The Company’s floating-rate CRE loans had interest rates from 3.15% to 9.75% and 4.10% to 9.75% at June 30, 2021 and December 31, 2020, respectively.

The fair value of the Company’s mezzanine loan is measured by discounting the remaining contractual cash flows using the current interest rates at which similar instruments would be originated for the same remaining maturity. The Company’s mezzanine loan is discounted at a rate of 10.00%.

The fair value of the Company’s preferred equity investments were measured by discounting the instrument’s remaining contractual cash flows using current interest rates at which similar instruments would be originated for the same remaining maturities. The Company’s preferred equity investments were discounted at rates of 12.08% and 11.54% at December 31, 2020. The Company’s two preferred equity investments paid off in March 2021 and April 2021, respectively.

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

JUNE 30, 2021

(unaudited)

The fair values of the Company’s remaining financial and non-financial assets that are not reported at fair value on the consolidated balance sheets are reported in the following table (in thousands):

		Fair Value Measurements
	Carrying Value	Fair Value	Quoted Prices in Active Markets for Identical Assets of Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
At June 30, 2021:
Assets:
CRE whole loans	$1,541,253	$1,566,253	$—	$—	$1,566,253
CRE mezzanine loan	$4,446	$4,700	$—	$—	$4,700
Loan receivable - related party	$11,750	$10,288	$—	$—	$10,288
Liabilities:
Senior notes in CRE securitizations	$1,044,853	$1,056,797	$—	$—	$1,056,797
Junior subordinated notes	$51,548	$40,519	$—	$—	$40,519
Convertible notes	$139,155	$142,586	$—	$—	$142,586
Senior Unsecured Notes due 2027	$46,597	$56,853	$—	$—	$56,853
Senior secured financing facility	$634	$4,375	$—	$—	$4,375
Warehouse financing facilities	$62,657	$63,058	$—	$—	$63,058
At December 31, 2020:
Assets:
CRE whole loans	$1,477,295	$1,513,822	$—	$—	$1,513,822
CRE mezzanine loan	$4,399	$4,700	$—	$—	$4,700
CRE preferred equity investments	$25,988	$27,650	$—	$—	$27,650
CRE whole loans, fixed-rate (1)	$4,809	$4,809	$—	$—	$4,809
Loan receivable - related party	$11,875	$10,184	$—	$—	$10,184
Liabilities:
Senior notes in CRE securitizations	$1,027,929	$1,030,854	$—	$—	$1,030,854
Junior subordinated notes	$51,548	$31,955	$—	$—	$31,955
Convertible notes	$137,252	$132,437	$—	$—	$132,437
Senior Unsecured Notes due 2027	$46,426	$58,910	$—	$—	$58,910
Senior secured financing facility	$29,314	$33,360	$—	$—	$33,360
Warehouse financing facility	$12,258	$13,516	$—	$—	$13,516

(1)	Classified as other assets on the consolidated balance sheet.

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

(Back to Index)

(Back to Index)

ACRES COMMERCIAL REALTY CAPITAL CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

JUNE 30, 2021

(unaudited)

The Company terminated all of its interest rate swap positions associated with its prior financed CMBS portfolio in April 2020. At termination, the Company realized a loss of $11.8 million. At June 30, 2021 and December 31, 2020, the Company had a loss of $9.5 million and $10.4 million, respectively, recorded in accumulated other comprehensive (loss) income, which will be amortized into earnings over the remaining life of the debt. During the three and six months ended June 30, 2021, the Company recorded amortization expense, reported in interest expense on the consolidated statements of operations, of $484,000 and $963,000, respectively. During the three and six months ended June 30, 2020, the Company recorded amortization expense, reported in interest expense on the consolidated statements of operations, of $367,000.

At June 30, 2021 and December 31, 2020, the Company had an unrealized gain of $393,000 and $438,000, respectively, attributable to two terminated interest rate swaps, in accumulated other comprehensive (loss) income on the consolidated balance sheets, to be accreted into earnings over the remaining life of the debt. The Company recorded accretion income, reported in interest expense on the consolidated statements of operations, of $23,000 during the three months ended June 30, 2021 and 2020 and $45,000 and $46,000 during the six months ended June 30, 2021 and 2020, respectively, to accrete the accumulated other comprehensive income on the terminated swap agreements.

The Company’s prior origination of fixed-rate CRE whole loans exposed it to market pricing risk in connection with the fluctuations of market interest rates. In order to mitigate this market price risk, the Company entered into interest rate swap contracts in which it paid a fixed rate of interest in exchange for a variable rate of interest, usually three-month LIBOR. Unrealized gains and losses on the value of these swap contracts were recorded in other income (expense) on the consolidated statements of operations. In December 2020, these interest rate swap contracts were terminated.

The following tables present the effect of the derivative instruments on the consolidated statements of operations for the six months ended June 30, 2021 and 2020 (in thousands):

	Derivatives
Six Months Ended June 30, 2021	Consolidated Statements of Operations Location	Realized and Unrealized Gain (Loss) (1)
Interest rate swap contracts, hedging	Interest expense	$(918)

	Derivatives
Six Months Ended June 30, 2020	Consolidated Statements of Operations Location	Realized and Unrealized Gain (Loss) (1)
Interest rate swap contracts	Other income (expense)	$(79)
Interest rate swap contracts, hedging	Interest expense	$(629)

(1)	Negative values indicate a decrease to the associated consolidated statement of operations line items.

(Back to Index)

(Back to Index)

ACRES COMMERCIAL REALTY CAPITAL CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

JUNE 30, 2021

(unaudited)

NOTE 20 - OFFSETTING OF FINANCIAL LIABILITIES

The following table presents a summary of the Company’s offsetting of financial liabilities (in thousands, except amounts in footnotes):

				(iv) Gross Amounts Not Offset on the Consolidated Balance Sheets
	(i) Gross Amounts of Recognized Liabilities	(ii) Gross Amounts Offset on the Consolidated Balance Sheets	(iii) = (i) - (ii) Net Amounts of Liabilities Included on the Consolidated Balance Sheets	Financial Instruments (1)	Cash Collateral Pledged	(v) = (iii) - (iv) Net Amount
At June 30, 2021:
Warehouse financing facilities (2)	$62,657	$—	$62,657	$62,657	$—	$—
At December 31, 2020:
Warehouse financing facilities (2)	$12,258	$—	$12,258	$12,258	$—	$—

(1)	Amounts represent financial instruments pledged that are available to be offset against liability balances associated with term warehouse financing facilities and repurchase agreements.
(2)	The combined fair values of loans pledged against the Company’s various term warehouse financing facilities was $94.2 million and $20.0 million at June 30, 2021 and December 31, 2020, respectively.

All balances associated with warehouse financing facilities are presented on a gross basis on the Company’s consolidated balance sheets.

Certain of the Company’s warehouse financing facilities are governed by underlying agreements that generally provide for a right of offset in the event of default or in the event of a bankruptcy of either party to the transaction.

NOTE 21 - COMMITMENTS AND CONTINGENCIES

The Company may become involved in litigation on various matters due to the nature of the Company’s business activities. The resolution of these matters may result in adverse judgments, fines, penalties, injunctions and other relief against the Company as well as monetary payments or other agreements and obligations. In addition, the Company may enter into settlements on certain matters in order to avoid the additional costs of engaging in litigation. Except as discussed below, the Company is unaware of any contingencies arising from such litigation that would require accrual or disclosure in the consolidated financial statements at June 30, 2021.

Primary Capital Mortgage, LLC (“PCM”) is subject to potential litigation related to claims for repurchases or indemnifications on loans that PCM has sold to third parties. At June 30, 2021 and December 31, 2020, no such litigation demand was outstanding. Reserves for such litigation demands are included in the reserve for mortgage repurchases and indemnifications that totaled $1.4 million and $1.5 million at June 30, 2021 and December 31, 2020, respectively. The reserves for mortgage repurchases and indemnifications are included in liabilities held for sale on the consolidated balance sheets.

The Company did not have any pending litigation matters or general litigation reserve at June 30, 2021 or December 31, 2020.

Impact of COVID-19

As discussed in Note 2, the impact of the COVID-19 pandemic in the U.S. and globally has, and will continue to, adversely impact the Company, its borrowers and their tenants, the properties securing its investments and the economy as a whole. The magnitude and duration of the COVID-19 pandemic could be significant and will depend on future developments, which are uncertain and cannot be predicted, including new virus variants that may exacerbate the severity of the pandemic, the extension of quarantines and restrictions on travel, the discovery of successful treatments and the ensuing reactions by consumers, companies, governmental entities and global markets. The Company had no contingent liabilities at June 30, 2021 recorded in connection with the COVID-19 pandemic, however the prolonged duration and impact of the COVID-19 pandemic has had, and may continue to have, a long-term and material impact on its results of operations, financial condition and cash flows.

(Back to Index)

(Back to Index)

ACRES COMMERCIAL REALTY CAPITAL CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

JUNE 30, 2021

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

PCM is subject to additional claims for repurchases or indemnifications on loans that PCM has sold to investors. At both June 30, 2021 and December 31, 2020, outstanding demands for indemnification, repurchase or make whole payments totaled $3.3 million. The Company’s estimated exposure for such outstanding claims, as well as unasserted claims, is included in its reserve for mortgage repurchases and indemnifications.

Unfunded Commitments

Unfunded commitments on the Company’s originated CRE loans generally fall into two categories: (1) pre-approved capital improvement projects and (2) new or additional construction costs subject, in each case, to the borrower meeting specified criteria. Upon completion of the improvements or construction, the Company would receive additional interest income on the advanced amount. Whole loans had $80.7 million and $67.2 million in unfunded loan commitments at June 30, 2021 and December 31, 2020, respectively. Preferred equity investments had $2.5 million in unfunded investment commitments at December 31, 2020. There were no unfunded commitments on the preferred equity investments at June 30, 2021.

At closing, XAN 2020-RSO9 included a future advances reserve account, with $11.3 million outstanding at June 30, 2021, included in restricted cash on the consolidated balance sheet, to fund unfunded commitments.

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

In December 2019, a novel strain of coronavirus (“COVID-19”) was identified. The resulting spread of COVID-19 throughout the globe led the World Health Organization to designate COVID-19 as a pandemic and numerous countries, including the U.S., to declare national emergencies. Many countries have responded to the outbreak by instituting quarantines and restrictions on travel and limiting operations of non-essential offices and retail centers, which has resulted in the closure or remote operation of non-essential businesses and increased rates of unemployment. While the U.S. and certain countries around the world have eased restrictions and financial markets have stabilized to some degree, the pandemic, exacerbated by virus variants, continues to cause uncertainty on the U.S. and global economies, generally, and the CRE business in particular. We continue to actively and responsibly manage corporate liquidity and operations in light of the market disruptions caused by COVID-19. Additionally, nationwide restrictions placed on most businesses in response to COVID-19 are expected to cause significant cash flow disruptions across the economy that will likely impact our borrowers and their ability to stay current with their debt obligations in the near term. We have used and continue to expect to use a variety of legal and structural options to manage that risk effectively, including through forbearance and extension provisions or agreements. It is inherently difficult to accurately assess the impact of COVID-19 on our revenues, profitability and financial position due to uncertainty of the severity and duration of the pandemic. In response, in the near-term, we are focused on prudently retaining and managing sufficient liquidity. We, therefore, have not paid distributions on our common shares in 2021 nor 2020. We continuously monitor the effects of COVID-19 on our operations and financial position to ensure that we remain responsive and adaptable to the dynamic environment that has been created by the pandemic. For additional discussion with respect to the potential impact of COVID-19 on our liquidity and capital resources, see “Liquidity and Capital Resources.”

During the three months ended June 30, 2021, we issued 4,600,000 shares of new 7.875% Series D Cumulative Redeemable Preferred Stock (“Series D Preferred Stock”) for net proceeds of $110.8 million, which excludes the underwriting discounts and offering costs. We intend to use the net proceeds to make loan originations and for general corporate purposes.

Our CRE loan portfolio, which had a $1.5 billion carrying value at June 30, 2021 and December 31, 2020, comprised:

•

First mortgage loans, which we refer to as whole loans. These loans are typically secured by first liens on CRE property, including the following property types: office, multifamily, self-storage, retail, hotel, healthcare, student housing, manufactured housing, industrial and mixed-use. At June 30, 2021 and December 31, 2020, our whole loans had a carrying value of $1.5 billion, or 99.7% and 98.0%, respectively, of the CRE loan portfolio.

•

Mezzanine debt that is senior to borrower’s equity but is subordinated to other third-party debt. These loans are subordinated CRE loans, usually secured by a pledge of the borrower’s equity ownership in the entity that owns the property or by a second lien mortgage on the property. At June 30, 2021 and December 31, 2020, our mezzanine loan had a carrying value of $4.4 million or 0.3% of the CRE loan portfolio at each date.

(Back to Index)

(Back to Index)

•

Preferred equity investments that are subordinate to first mortgage loans and mezzanine debt. These investments may be subject to more credit risk than subordinated debt but provide the potential for higher returns upon a liquidation of the underlying property and are typically structured to provide some credit enhancement differentiating it from the common equity in such investments. At December 31, 2020, our preferred equity investments had a carrying value of $26.0 million, or 1.7% respectively, of the CRE loan portfolio. During the six months ended June 30, 2021, our preferred equity investments paid off, generating $28.8 million of proceeds.

We generate our income primarily from the spread between the revenues we receive from our assets and the cost to finance our ownership of those assets, including corporate debt.

While the CRE whole loans included in the CRE loan portfolio are substantially composed of floating-rate loans benchmarked to the London Interbank Offered Rate (“LIBOR”), asset yields are protected through the use of LIBOR floors and minimum interest periods that typically range from 12 to 18 months at the time of a loan’s origination. In a lower interest rate environment, our LIBOR floors provide asset yield protection when LIBOR falls below an in-place LIBOR floor. In addition, our net investment returns are enhanced by a decline in the cost of our floating-rate liabilities that do not have LIBOR floors. At June 30, 2021, our $1.6 billion floating-rate CRE loan portfolio, at par, which includes one whole loan that was modified to a fixed interest rate from June 2021 through December 2021 and one whole loan without a LIBOR floor, had a weighted average LIBOR floor of 1.31%. We expect to see a benefit to interest income as the forward LIBOR curve projects to remain low in the near term in 2021.

Our portfolio comprised loans with a diverse array of collateral types and locations. At June 30, 2021 and December 31, 2020, 83.7% and 83.3%, respectively, of our CRE loans were collateralized by multifamily, office, self-storage, manufactured housing and industrial properties, with the remaining 16.3% and 16.7%, respectively, collateralized by hotel and retail properties. These properties are located throughout the U.S., with no individual National Council of Real Estate Investment Fiduciaries (“NCREIF”) region making up more than 20% of the total CRE loan portfolio at June 30, 2021 and one region in excess of 20% of the total CRE loan portfolio (Mountain at 21.4%) at December 31, 2020.

Except for three loans in maturity default, all of our loans were current at June 30, 2021. Two of the three loans in maturity default are making current interest payments, while one is paying on a one month lag. Additionally, we have provided relief in the form of term extensions on eleven loans, at a weighted average of 11 months, in exchange for $443,000 of fees during the six months ended June 30, 2021.

Our CRE mezzanine loan earns interest at a fixed rate.

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

Our asset-specific borrowings comprised term warehouse financing facilities, CRE debt securitizations and our senior secured financing facility. In May 2021, we closed ACRES Commercial Realty 2021-FL1 Issuer, Ltd. (“ACR 2021-FL1”), a new CRE debt securitization financing $802.6 million of CRE loans with $675.2 million of non-recourse, floating-rate notes at a weighted average cost of one-month LIBOR plus 1.49%. Simultaneously, we executed the optional redemption on Exantas Capital Corp. 2019-RSO7, Ltd. (“XAN 2019-RSO7”) and paid off the remaining notes. At June 30, 2021 and December 31, 2020, we had outstanding balances on our CRE loan term warehouse financing facilities of $62.7 million and $12.3 million, respectively, or 4.7% and 0.9%, respectively, of total outstanding borrowings. At June 30, 2021 and December 31, 2020, we had outstanding balances of $1.0 billion on CRE debt securitizations, or 77.7% and 78.8%, respectively, of total outstanding borrowings. At June 30, 2021 and December 31, 2020, we had outstanding borrowings on our senior secured financing facility of $634,000 and $29.3 million, respectively, or approximately zero percent and 2.3%, respectively, of total outstanding borrowings.

In January 2020, we adopted updated accounting guidance that replaced the incurred loss approach with the current expected credit losses (“CECL”) model for the determination of our allowance for loan losses and write-offs on our investment securities available-for-sale. We reevaluate our CECL allowance quarterly, incorporating our current expectations of macroeconomic factors considered in the determination of our CECL reserves. At June 30, 2021, the CECL allowance on our CRE loan portfolio was $18.3 million or 1.2% of our $1.6 billion loan portfolio. At December 31, 2020, the CECL allowance on our CRE loan portfolio was $34.3 million, or 2.2% of our $1.5 billion of our loan portfolio. The reversal of credit losses recorded during the three and six months ended June 30, 2021 reflected loan paydowns, improved collateral operating performance, declines in expected unemployment and continued improvements in macroeconomic factors.

(Back to Index)

(Back to Index)

We historically used derivative financial instruments, including interest rate swaps, to hedge a portion of the interest rate risk associated with our borrowings. In April 2020 we terminated all interest rate hedges in conjunction with the disposition of our financed commercial mortgage-backed securities (“CMBS”) portfolio. At June 30, 2021 and December 31, 2020, we had unrealized losses in connection with the terminated hedges of $9.5 million and $10.4 million, respectively, which will be amortized into interest expense over the remaining life of the debt. During the three and six months ended June 30, 2021, we recognized amortization expense on these terminated contracts of $484,000 and $963,000, respectively.

We target originating transitional floating-rate CRE loans between $10.0 million and $100.0 million. In March 2020, due to the market disruptions caused by the COVID-19 pandemic, we halted loan originations to manage our liquidity. In conjunction with the capital commitments secured through the ACRES acquisition, we resumed originating floating-rate CRE loans in November 2020. During the three and six months ended June 30, 2021, we originated 18 and 24 floating-rate CRE whole loans, respectively, with total commitments of $470.2 million and $614.5 million.

We anticipate that our CRE loan originations and other CRE-related investments for the year ended December 31, 2021 will be between $800.0 million and $1.2 billion.

Common stock book value was $23.56 per share at June 30, 2021, a $2.99 per share increase from December 31, 2020.

Impact of COVID-19

As discussed in the “Overview” above, the impact of the COVID-19 pandemic in the U.S. and globally has, and may continue to, adversely impact us, our borrowers and their tenants, the properties securing our investments and the economy as a whole. The COVID-19 pandemic could have a continued and prolonged adverse impact on economic and market conditions and the fluidity of this situation precludes any prediction as to the ultimate adverse impact of the pandemic on economic and market conditions. While the discovery and initial distribution of vaccines has had a positive impact on projected macroeconomic indicators, the full extent and impact of the COVID-19 pandemic on companies continues to evolve rapidly and will depend on future developments, which are uncertain and cannot be predicted, including the duration and spread of the outbreak exacerbated by virus variants, the extension of quarantines and restrictions on travel, the further discovery of successful treatments and the ensuing reactions by consumers, companies, governmental entities and global markets. The impact of the pandemic has had, and we expect will continue to have, a long-term and material impact on our results of operations, financial condition and our liquidity and capital resources in the second quarter of 2021 and in future quarters. Further discussion of the potential impacts on our business from the COVID-19 pandemic is provided in the section entitled “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2020.

Impact of Reference Rate Reform

As discussed in the “Overview” section above, our CRE whole loans and our asset-specific borrowings are primarily benchmarked to one-month LIBOR. In March 2021, the FCA announced that it would cease publication of the one-week and two-month USD LIBOR immediately after December 31, 2021 and cease publication of the remaining tenors immediately after June 30, 2023. Additionally, the U.S. Federal Reserve encouraged companies to cease using LIBOR as a benchmark rate by December 31, 2021.

While there is no consensus on what rate or rates may become accepted alternatives to LIBOR, the U.S. Federal Reserve, in conjunction with the Alternative Reference Rates Committee, a steering committee comprising large U.S. financial institutions, has identified the Secured Overnight Financing Rate (“SOFR”), a new index calculated by short-term repurchase agreements backed by U.S. Treasury securities, as its preferred alternative rate for LIBOR. In June 2021, Exantas Capital Corp. 2020-RSO8, Ltd.’s (“XAN 2020-RSO8”) and Exantas Capital Corp. 2020-RSO9, Ltd.’s (“XAN 2020-RSO9”) benchmark rate, formerly one-month LIBOR, on the notes payable was replaced with the compounded SOFR (“Compounded SOFR”), plus a benchmark adjustment.

The transition from LIBOR to SOFR or to another alternative rate may result in financial market disruptions and significant increases in benchmark rates, resulting in increased financing costs to us, any of which could have an adverse effect on our business, results of operations, financial condition, and the market price of our common stock. See “Part II. Item 1A. Risk Factors - Changes in the method for determining the LIBOR or a replacement of LIBOR may adversely affect the value of our loans, investments and borrowings and could affect our results of operations” for additional discussion on the risk related to ongoing reference rate reform.

Results of Operations

Our net income allocable to common shares for the three and six months ended June 30, 2021 was $10.1 million, or $1.04 per share-basic ($1.04 per share-diluted) and $20.5 million, or $2.06 per share-basic ($2.06 per share-diluted), respectively, as compared to net loss allocable to common shares for the three and six months ended June 30, 2020 of $36.0 million, or $(3.41) per share-basic ($(3.41) per share-diluted) and $235.1 million, or $(22.27) per share-basic ($(22.27) per share-diluted), respectively.

(Back to Index)

(Back to Index)

Net Interest Income

The following tables analyze the change in interest income and interest expense for the comparative three and six months ended June 30, 2021 and 2020 by changes in volume and changes in rates. The changes attributable to the combined changes in volume and rate have been allocated proportionately, based on absolute values, to the changes due to volume and changes due to rates (dollars in thousands, except amounts in footnotes):

	Three Months Ended June 30, 2021 Compared to Three Months Ended June 30, 2020
			Due to Changes in
	Net Change	Percent Change (1)	Volume	Rate
Increase (decrease) in interest income:
CRE whole loans (2)	$(922)	(4)%	$(823)	$(99)
Legacy CRE loans (2)(3)	—	—%	13	(13)
CRE mezzanine loan	—	—%	—	—
CRE preferred equity investments (2)	(264)	(33)%	(271)	7
CMBS	(272)	(100)%	(272)	—
Other	8	67%	8	—
Total decrease in interest income	(1,450)	(5)%	(1,345)	(105)
Increase (decrease) in interest expense:
Securitized borrowings: (4)
XAN 2018-RSO6 Senior Notes	(956)	(100)%	(956)	—
XAN 2019-RSO7 Senior Notes	(96)	(3)%	174	(270)
XAN 2020-RSO8 Senior Notes	1,037	41%	1,259	(222)
XAN 2020-RSO9 Senior Notes	2,885	100%	2,885	—
ACR 2021-FL1 Senior Notes	1,736	100%	1,736	—
Unsecured junior subordinated debentures	(135)	(20)%	—	(135)
Convertible senior notes: (4)
4.50% Convertible Senior Notes	70	3%	70	—
Senior Unsecured Notes due 2027 (4)	1,583	100%	1,583	—
Senior secured financing facility (4)	1,217	100%	1,217	—
CRE - term warehouse financing facilities (4)	(1,214)	(53)%	(633)	(581)
Hedging	28	6%	28	—
Total increase in interest expense	6,155	49%	7,363	(1,208)
Net (decrease) increase in net interest income	$(7,605)		$(8,708)	$1,103

(1)	Percent change is calculated as the net change divided by the respective interest income or interest expense for the three months ended June 30, 2020.
(2)

Includes increases in fee income of approximately $1.9 million and $13,000 recognized on our CRE whole loans and legacy CRE loans, respectively, and a decrease in fee income of approximately $181,000 on our CRE preferred equity investments, that were due to changes in volume.

(3)

Includes the change in interest income recognized on one legacy CRE loan with an amortized cost of $11.5 million and $11.4 million at June 30, 2021 and December 31, 2020, respectively, classified as a CRE loan on the consolidated balance sheets.

(4)

Includes increases in amortization expense of approximately $4.9 million, $153,000, $70,000 and $87,000 on our securitized borrowings, senior secured financing facility, convertible senior notes and, 12.00% senior unsecured notes due 2027 (“Senior Unsecured Notes due 2027”), respectively, and a decrease in amortization expense of approximately $237,000 on our CRE - term warehouse financing facilities, that were due to changes in volume.

(Back to Index)

(Back to Index)

	Six Months Ended June 30, 2021 Compared to Six Months Ended June 30, 2020
			Due to Changes in
	Net Change	Percent Change (1)	Volume	Rate
Increase (decrease) in interest income:
CRE whole loans (2)	$(3,447)	(7)%	$(2,811)	$(636)
Legacy CRE loans (2)(3)	2	1%	25	(23)
CRE mezzanine loan	(1)	(0)%	(1)	—
CRE preferred equity investments (2)	(206)	(13)%	(206)	—
CMBS (4)	(6,260)	(97)%	(6,176)	(84)
Other	(79)	(71)%	(79)	—
Total decrease in interest income	(9,991)	(17)%	(9,248)	(743)
Increase (decrease) in interest expense:
Securitized borrowings: (5)
XAN 2018-RSO6 Senior Notes	(2,827)	(100)%	(2,827)	—
XAN 2019-RSO7 Senior Notes	(2,655)	(34)%	(893)	(1,762)
XAN 2020-RSO8 Senior Notes	2,492	82%	2,815	(323)
XAN 2020-RSO9 Senior Notes	5,420	100%	5,420	—
ACR 2021-FL1 Senior Notes	1,736	100%	1,736	—
Unsecured junior subordinated debentures	(358)	(25)%	—	(358)
Convertible senior notes: (5)
4.50% Convertible Senior Notes	128	3%	128	—
8.00% Convertible Senior Notes	(80)	(100)%	(80)	—
Senior Unsecured Notes due 2027 (5)	3,146	100%	3,146	—
Senior secured financing facility (5)	2,305	100%	2,305	—
CRE - term warehouse financing facilities (5)	(5,620)	(74)%	(3,230)	(2,390)
CMBS - short term repurchase agreements	(2,491)	(100)%	(2,491)	—
Hedging	289	46%	289	—
Total increase in interest expense	1,485	5%	6,318	(4,833)
Net (decrease) increase in net interest income	$(11,476)		$(15,566)	$4,090

(1)	Percent change is calculated as the net change divided by the respective interest income or interest expense for the six months ended June 30, 2020.
(2)

Includes increases in fee income of approximately $3.1 million and $24,000 recognized on our floating-rate CRE whole loans and legacy CRE loans, respectively, and a decrease in fee income of $136,000 on our CRE preferred equity investments, that were due to changes in volume.

(3)

Includes the change in interest income recognized on one legacy CRE loan with an amortized cost of $11.5 million and $11.4 million at June 30, 2021 and December 31, 2020, respectively, classified as a CRE loan on the consolidated balance sheets.

(4)	Includes a decrease in net accretion income of approximately $616,000 that was due to changes in volume.
(5)

Includes increases in amortization expense of approximately $5.3 million, $305,000, $119,000 and $171,000 on our securitized borrowings, senior secured financing facility, convertible senior notes and, Senior Unsecured Notes due 2027, respectively, and a decrease in amortization expense of approximately $335,000 on our CRE - term warehouse financing facilities, that were due to changes in volume.

Net Change in Interest Income for the Comparative Three and Six Months Ended June 30, 2021 and 2020:

Aggregate interest income decreased by $1.5 million and $10.0 million for the comparative three and six months ended June 30, 2021 and 2020, respectively. We attribute the changes to the following:

CRE whole loans. The decrease of $922,000 and $3.4 million for the comparative three and six months ended June 30, 2021 and 2020 was primarily attributable to a decrease in the size of our CRE loan portfolio over the comparative periods due to the pause in loan originations from March 2020 to November 2020 offset by the increases in loan origination and exit fee income of $1.9 million and $3.1 million over the comparative periods primarily related to loan payoffs and paydowns. We restarted our loan originations in November 2020 after a seven month pause, during which time we continued to receive loan payoff and paydown proceeds. To a lesser extent, the decrease was attributable to a decrease in rates over the comparative periods.

CRE preferred equity investments. The decreases of $264,000 and $206,000 for the comparative three and six months ended June 30, 2021 and 2020, respectively, were primarily attributable to the payoffs of the preferred equity investments in March 2021 and April 2021.

Securities. The decreases of $272,000 and $6.3 million for the comparative three and six months ended June 30, 2021 and 2020, respectively, were primarily attributable to the disposition of our entire CMBS portfolio as of April 2020, except for two CMBS securities retained. In March 2021, the two remaining CMBS securities were sold for cash proceeds of $3.0 million.

(Back to Index)

(Back to Index)

Net Change in Interest Expense for the Comparative Three and Six Months Ended June 30, 2021 and 2020:

Aggregate interest expense increased by $6.2 million and $1.5 million for the comparative three and six months ended June 30, 2021 and 2020, respectively. We attribute the changes to the following:

Securitized borrowings. The net increases of $4.6 million and $4.2 million for the comparative three and six months ended June 30, 2021 and 2020, respectively, were primarily attributable to the issuances of XAN 2020-RSO8, XAN 2020-RSO9 and ACR 2021-FL1 and the acceleration of deferred debt issuance costs of $4.5 million and $4.7 million for the three and six months ended June 30, 2021, respectively, of which $1.9 million pertained to the liquidation of XAN 2019-RSO7 and $2.6 million and $2.8 million, respectively, pertained to paydowns of notes on the existing securitizations. The increases were offset by the liquidation of Exantas Capital Corp. 2018-RSO6, Ltd. (“XAN 2018-RSO6”) and by decreases in one-month LIBOR, the benchmark interest rate for our securitized borrowings, over the comparative periods. In June 2021, the benchmark interest rate for XAN 2020-RSO8 and XAN 2020-RSO9 senior notes was replaced with the Compounded SOFR plus a benchmark adjustment.

Unsecured junior subordinated debentures. The decreases of $135,000 and $358,000 for the comparative three and six months ended June 30, 2021 and 2020, respectively, were attributable to decreases in three-month LIBOR, the benchmark interest rate for our unsecured junior subordinated debentures, over the comparative periods.

Senior Unsecured Notes due 2027. The increases of $1.6 million and $3.1 million for the comparative three and six months ended June 30, 2021 and 2020, respectively, were attributable to the execution and concurrent utilization of a portion of the Senior Unsecured Notes due 2027 in July 2020.

Senior secured financing facility. The increases of $1.2 million and $2.3 million for the comparative three and six months ended June 30, 2021 and 2020, respectively, were attributable to the July 2020 execution and subsequent utilization of the senior secured financing facility.

CRE - term warehouse financing facilities. The decreases of $1.2 million and $5.6 million for the comparative three and six months ended June 30, 2021 and 2020, respectively, were primarily attributable to net payoffs of our CRE term warehouse financing facilities compounded by a decrease in the weighted average one-month LIBOR over the comparative period, offset by new originations in the three and six months ended June 30, 2021. The net payoffs of our CRE term warehouse facilities were funded by the issuance of our XAN 2020-RSO8, XAN 2020-RSO9 and ACR 2021-FL1 securitizations and the utilization of the senior secured financing facility.

CMBS - short term repurchase agreements. The decrease of $2.5 million for the comparative six months ended June 30, 2021 and 2020 was attributable to the payoff of our CMBS - short term repurchase agreements in full as of April 2020 due to the impact of the COVID-19 pandemic on commercial real estate securities markets in March 2020.

Hedging. The increase of $289,000 for the comparative six months ended June 30, 2021 and 2020 was primarily attributable to amortization expense on terminated interest rate swaps during the six months ended June 30, 2021. In April 2020, in conjunction with the disposition of our CMBS portfolio financed with short-term repurchase agreements, we terminated all interest rate swap contracts hedging that portfolio. During the six months ended June 30, 2021 and 2020, we recorded net amortization expense, reported in interest expense on the consolidated statements of operations, of $918,000 and $322,000, respectively.

(Back to Index)

(Back to Index)

Average Net Yield and Average Cost of Funds:

The following tables present the average net yield and average cost of funds for the three and six months ended June 30, 2021 and 2020 (dollars in thousands, except amounts in footnotes):

	For the Three Months Ended June 30, 2021			For the Three Months Ended June 30, 2020
	Average Balance	Interest Income (Expense)	Average Net Yield (Cost of Funds) (1)	Average Balance	Interest Income (Expense)	Average Net Yield (Cost of Funds) (1)
Interest-earning assets
CRE whole loans (2)	$1,621,900	$24,963	6.17%	$1,809,681	$25,885	5.74%
Legacy CRE loans (2)	11,516	157	5.48%	11,516	157	5.47%
CRE mezzanine loan	4,700	118	9.96%	4,700	118	9.97%
CRE preferred equity investments (2)	6,350	535	33.75%	26,674	799	12.01%
CMBS	—	—	—%	18,457	272	6.04%
Other	90,065	20	0.09%	16,101	12	0.28%
Total interest income/average net yield	1,734,531	25,793	5.96%	1,887,129	27,243	5.79%
Interest-bearing liabilities
Collateralized by:
CRE whole loans (3)	1,192,571	(13,535)	(4.47)%	946,038	(8,926)	(3.78)%
CMBS	—	—	—%	18,204	—	—%
General corporate debt:
Unsecured junior subordinated debentures	51,548	(540)	(4.15)%	51,548	(675)	(5.13)%
4.50% Convertible Senior Notes (4)	138,676	(2,583)	(7.37)%	134,944	(2,513)	(7.29)%
Senior Unsecured Notes due 2027 (5)	46,554	(1,583)	(13.64)%	—	—	—%
Hedging (6)	—	(461)	—%	15,856	(433)	(10.84)%
Total interest expense/average cost of funds	$1,429,349	(18,702)	(5.04)%	$1,166,590	(12,547)	(4.28)%
Total net interest income		$7,091			$14,696

(1)	Average net yield includes net amortization/accretion and fee income and is computed based on average amortized cost.
(2)

Includes fee income of approximately $3.5 million and $18,000 recognized on our floating-rate CRE whole loans and legacy CRE loan, respectively, for the three months ended June 30, 2021 and approximately $1.6 million, $5,000 and $37,000 on our floating-rate CRE whole loans, legacy CRE loan and our CRE preferred equity investments, respectively, for the three months ended June 30, 2020. During the three months ended June 30, 2021, net amortization expense of $144,000 was recorded on the preferred equity investment in connection with its payoff.

(3)

Includes amortization expense of approximately $6.6 million and $1.8 million for the three months ended June 30, 2021 and 2020, respectively, on our interest-bearing liabilities collateralized by CRE whole loans.

(4)	Includes amortization expense of approximately $966,000 and $896,000 for the three months ended June 30, 2021 and 2020, respectively, on our convertible senior notes.
(5)	Includes amortization expense of approximately $87,000 for the three months ended June 30, 2021 on our Senior Unsecured Notes due 2027.
(6)

Includes net amortization expense of $461,000 and $344,000 for the three months ended June 30, 2021 and 2020, respectively, on 22 terminated interest rate swap agreements that were in net loss positions at the time of termination. The remaining losses, reported in accumulated other comprehensive (loss) income on the consolidated balance sheets, will be accreted over the remaining life of the debt.

(Back to Index)

(Back to Index)

	For the Six Months Ended June 30, 2021			For the Six Months Ended June 30, 2020
	Average Balance	Interest Income (Expense)	Average Net Yield (Cost of Funds) (1)	Average Balance	Interest Income (Expense)	Average Net Yield (Cost of Funds) (1)
Interest-earning assets
CRE whole loans (2)	$1,561,536	$48,416	6.25%	$1,794,936	$51,863	5.79%
Legacy CRE loans (2)	11,516	318	5.58%	11,516	316	5.51%
CRE mezzanine loan	4,700	236	9.96%	4,700	237	9.97%
CRE preferred equity investments (2)	16,541	1,378	16.80%	26,484	1,584	12.00%
CMBS (3)	8,462	161	3.87%	247,245	6,421	5.24%
Other	72,252	33	0.09%	20,025	112	1.12%
Total interest income/average net yield	1,675,007	50,542	6.08%	2,104,906	60,533	5.77%
Interest-bearing liabilities
Collateralized by:
CRE whole loans (4)	1,137,142	(22,146)	(3.83)%	1,342,201	(21,295)	(3.18)%
CMBS	—	—	—%	186,529	(2,491)	(2.68)%
General corporate debt:
Unsecured junior subordinated debentures	51,548	(1,078)	(4.16)%	51,548	(1,436)	(5.51)%
4.50% Convertible Senior Notes (5)	138,203	(5,138)	(7.39)%	134,500	(5,010)	(7.37)%
8.00% Convertible Senior Notes (5)	—	—	—%	1,745	(80)	(9.07)%
Senior Unsecured Notes due 2027 (6)	46,511	(3,146)	(13.64)%	—	—	—%
Hedging (7)	—	(918)	—%	53,019	(629)	(2.38)%
Total interest expense/average cost of funds	$1,373,404	(32,426)	(4.53)%	$1,769,542	(30,941)	(3.50)%
Total net interest income		$18,116			$29,592

(1)	Average net yield includes net amortization/accretion and fee income and is computed based on average amortized cost.
(2)

Includes fee income of approximately $6.1 million and $36,000 recognized on our floating-rate CRE whole loans and legacy CRE loan, respectively, for the six months ended June 30, 2021 and approximately $3.0 million, $12,000 and $73,000 on our floating-rate CRE whole loans, legacy CRE loan and our CRE preferred equity investments, respectively, for the six months ended June 30, 2020. During the six months ended June 30, 2021, net amortization expense of $64,000 was recorded on the preferred equity investments in connection with their payoffs.

(3)	Includes net accretion income of approximately $616,000 for the six months ended June 30, 2020 on our CMBS securities.
(4)

Includes amortization expense of approximately $8.9 million and $3.7 million for the six months ended June 30, 2021 and 2020, respectively, on our interest-bearing liabilities collateralized by CRE whole loans.

(5)	Includes aggregated amortization expense of approximately $1.9 million and $1.8 million for the six months ended June 30, 2021 and 2020, respectively, on our convertible senior notes.
(6)	Includes amortization expense of approximately $171,000 for the six months ended June 30, 2021 on our Senior Unsecured Notes due 2027.
(7)

Includes net amortization expense of $918,000 and $322,000 for the six months ended June 30, 2021 and 2020, respectively, on 22 terminated interest rate swap agreements that were in net loss positions at the time of termination. The remaining losses, reported in accumulated other comprehensive (loss) income on the consolidated balance sheets, will be accreted over the remaining life of the debt.

Real Estate Income and Other Revenue

Three and Six Months Ended June 30, 2021 as compared to Three and Six Months Ended June 30, 2020

The following tables set forth information relating to our real estate income and other revenue for the periods presented (dollars in thousands):

	For the Three Months Ended
	June 30,
	2021	2020	Dollar Change	Percent Change
Real estate income and other revenue:
Real estate income	$2,732	$—	$2,732	100%
Other revenue	16	20	(4)	(20)%
Total	$2,748	$20	$2,728	13,640%

(Back to Index)

(Back to Index)

	For the Six Months Ended
	June 30,
	2021	2020	Dollar Change	Percent Change
Real estate income and other revenue:
Real estate income	$4,386	$—	$4,386	100%
Other revenue	32	43	(11)	(26)%
Total	$4,418	$43	$4,375	10,174%

Aggregate real estate income and other revenue increased by $2.7 million and $4.4 million for the comparative three and six months ended June 30, 2021 and 2020, respectively. We attribute the changes to the following:

Real estate income. The increases of $2.7 million and $4.4 million for the comparative three and six months ended June 30, 2021 and 2020, respectively, were attributable to sales revenue earned on a hotel property acquired in a deed in lieu of foreclosure transaction in November 2020. The property reopened during the first quarter of 2021 and earned a significant amount of its revenue from a contact with a customer that provided lodging for a group until May 2021.

Operating Expenses

Three and Six Months Ended June 30, 2021 as compared to Three and Six Months Ended June 30, 2020

The following tables set forth information relating to our operating expenses for the periods presented (dollars in thousands):

	For the Three Months Ended
	June 30,
	2021	2020	Dollar Change	Percent Change
Operating expenses:
Management fees	$1,379	$1,327	$52	4%
Equity compensation	171	715	(544)	(76)%
Real estate operating expenses	2,481	—	2,481	100%
General and administrative	2,716	2,875	(159)	(6)%
Depreciation and amortization	15	7	8	114%
(Reversal of) provision for credit losses, net	(10,343)	41,472	(51,815)	(125)%
Total	$(3,581)	$46,396	$(49,977)	(108)%

	For the Six Months Ended
	June 30,
	2021	2020	Dollar Change	Percent Change
Operating expenses:
Management fees	$2,705	$3,444	$(739)	(21)%
Equity compensation	190	1,213	(1,023)	(84)%
Real estate operating expenses	4,312	—	4,312	100%
General and administrative	5,869	6,257	(388)	(6)%
Depreciation and amortization	59	22	37	168%
(Reversal of) provision for credit losses	(15,984)	57,621	(73,605)	(128)%
Total	$(2,849)	$68,557	$(71,406)	(104)%

Aggregate operating expenses decreased by $50.0 million and $71.4 million for the comparative three and six months ended June 30, 2021 and 2020. We attribute the changes to the following:

Management fees. The decrease of $739,000 for the comparative six months ended June 30, 2021 and 2020 was primarily attributable to a decrease in our base management fees during the six months ended June 30, 2021. As of July 31, 2020, as part of the Fourth Amended and Restated Management Agreement, as amended (“Management Agreement”), the monthly base management fee payable to our Manager was amended to be the greater of 1/12th of the amount of our equity multiplied by 1.50% or $442,000 through July 31, 2022. Our monthly base management fee payable to our Prior Manager was equal to 1/12th of the amount of our equity multiplied by 1.50% in accordance with our prior management agreement. In March 2020, our equity decreased in connection with the losses incurred on the disposition of our financed CMBS portfolio.

Equity compensation. The decreases of $544,000 and $1.0 million for the comparative three and six months ended June 30, 2021 and 2020, respectively, were primarily attributable to the acceleration of all unvested stock awards at July 31, 2020 upon the close of the ACRES acquisition.

(Back to Index)

(Back to Index)

Real estate operating expenses. The increases of $2.5 million and $4.3 million for the comparative three and six months ended June 30, 2021 and 2020, respectively, were primarily attributable to expenses incurred on a hotel property acquired in a deed in lieu of foreclosure transaction in November 2020. The property reopened during the first quarter of 2021.

General and administrative. General and administrative expenses decreased by $159,000 and $388,000 for the comparative three and six months ended June 30, 2021 and 2020, respectively. The following table summarizes the information relating to our general and administrative expenses for the periods presented (dollars in thousands):

	For the Three Months Ended
	June 30,
	2021	2020	Dollar Change	Percent Change
General and administrative:
Professional services	$1,204	$1,391	$(187)	(13)%
Wages and benefits	414	322	92	29%
D&O insurance	369	294	75	26%
Operating expenses	250	327	(77)	(24)%
Dues and subscriptions	189	299	(110)	(37)%
Director fees	177	124	53	43%
Rent and utilities	30	162	(132)	(81)%
Tax penalties, interest and franchise tax	67	(54)	121	(224)%
Travel	16	10	6	60%
Total	$2,716	$2,875	$(159)	(6)%

	For the Six Months Ended
	June 30,
	2021	2020	Dollar Change	Percent Change
General and administrative:
Professional services	$3,040	$3,055	$(15)	(0)%
Wages and benefits	818	644	174	27%
D&O insurance	665	578	87	15%
Operating expenses	537	704	(167)	(24)%
Dues and subscriptions	367	514	(147)	(29)%
Director fees	296	265	31	12%
Rent and utilities	62	392	(330)	(84)%
Tax penalties, interest and franchise tax	68	(28)	96	(343)%
Travel	16	133	(117)	(88)%
Total	$5,869	$6,257	$(388)	(6)%

The decreases in general and administrative expenses for the comparative three and six months ended June 30, 2021 and 2020 were primarily attributable to a decrease in rent and utilities in conjunction with the ACRES acquisition.

(Reversal of) provision for credit losses, net. The reversal of credit losses of $10.3 million and $16.0 million for the three and six months ended June 30, 2021 as compared to the provision for credit losses of $41.5 million and $57.6 million for the three and six months ended June 30, 2020, respectively, were each attributable to the updated estimates of our CECL model. The CECL model, adopted on January 1, 2020, provides the framework for developing an estimate of the allowance for credit losses using an expected credit losses approach. During the three and six months ended June 30, 2020, CECL losses in the CRE loan portfolio were negatively impacted by higher expected unemployment and increased volatility in CRE asset pricing and liquidity in connection with the initial outbreak of the COVID-19 pandemic. However, during the three and six months ended June 30, 2021, our estimated current expected credit losses improved due as a result of loan paydowns, improved collateral performance, expected lower unemployment and continued projected recoveries in future CRE asset pricing.

(Back to Index)

(Back to Index)

Other Income (Expense)

Three and Six Months Ended June 30, 2021 as compared to Three and Six Months Ended June 30, 2020

The following tables set forth information relating to our other income (expense) incurred for the periods presented (dollars in thousands):

	For the Three Months Ended
	June 30,
	2021	2020	Dollar Change	Percent Change
Other income (expense):
Net realized and unrealized (loss) gain on investment securities available-for-sale and loans and derivatives	$—	$(982)	$982	100%
Fair value and other adjustments on asset held for sale	—	(927)	927	100%
Other income	219	189	30	16%
Total	$219	$(1,720)	$1,939	113%

	For the Six Months Ended
	June 30,
	2021	2020	Dollar Change	Percent Change
Other income (expense):
Net realized and unrealized (loss) gain on investment securities available-for-sale and loans and derivatives	$878	$(186,339)	$187,217	100%
Fair value and other adjustments on asset held for sale	—	(4,718)	4,718	100%
Other income	434	58	376	648%
Total	$1,312	$(190,999)	$192,311	101%

Aggregate other income increased $1.9 million and $192.3 million for the comparative three months ended June 30, 2021 and 2020, respectively, from other expense of $1.7 million and $191.0 million during the three and six months ended June 30, 2020, respectively. We attribute the changes to the following:

Net realized and unrealized (loss) gain on investment securities available-for-sale and loans and derivatives. The increase of $982,000 for the three months ended June 30, 2021 compared to the three months ended June 30, 2020 was primarily attributable to unrealized losses incurred on two residual investment securities available-for-sale owned during the three months ended June 30, 2020. We retained the two securities after disposing our CMBS portfolio that was financed with CMBS short-term repurchase facilities during the six months ended June 30, 2020, which resulted in a loss of $180.3 million. We recorded unrealized losses of $6.0 million during the six months ended June 30, 2020 on the retained securities. During the six months ended June 30, 2021, we sold the two securities for cash proceeds of $3.0 million and recorded gains of $878,000.

Fair value and other adjustments on asset held for sale. The increases of $927,000 and $4.7 million during the comparative three and six months ended June 30, 2021 and 2020, respectively, were primarily attributable to charges incurred on a CRE asset held for sale of $927,000 and $4.7 million recorded during the three and six months ended June 30, 2020, respectively. In December 2020, we sold the asset previously held for sale for proceeds of $10.3 million.

Financial Condition

Summary

Our total assets were $1.8 billion and $1.7 billion at June 30, 2021 and December 31, 2020, respectively.

(Back to Index)

(Back to Index)

Investment Portfolio

The tables below summarize the amortized cost and net carrying amount of our investment portfolio, classified by asset type, at June 30, 2021 and December 31, 2020 as follows (dollars in thousands, except amounts in footnotes):

At June 30, 2021	Amortized Cost	Net Carrying Amount	Percent of Portfolio	Weighted Average Coupon
Loans held for investment:
CRE whole loans (1)(2)	$1,559,325	$1,541,253	97.18%	5.07%
CRE mezzanine loan (1)	4,700	4,446	0.28%	10.00%
	1,564,025	1,545,699	97.46%
Other investments:
Investments in unconsolidated entities	1,548	1,548	0.10%	N/A (4)
Investments in real estate (3)	38,695	38,695	2.44%	N/A (4)
	40,243	40,243	2.54%
Total investment portfolio	$1,604,268	$1,585,942	100.00%

At December 31, 2020	Amortized Cost	Net Carrying Amount	Percent of Portfolio	Weighted Average Coupon
Loans held for investment:
CRE whole loans, floating-rate (1)	$1,509,578	$1,477,295	94.97%	5.44%
CRE mezzanine loan (1)	4,700	4,399	0.28%	10.00%
CRE preferred equity investments (1)	27,714	25,988	1.67%	11.38%
	1,541,992	1,507,682	96.92%
Investment securities available-for-sale:
CMBS, fixed-rate	2,080	2,080	0.13%	2.70%
Other investments:
Investments in unconsolidated entities	1,548	1,548	0.10%	N/A (4)
Investment in real estate (3)	39,585	39,585	2.54%	N/A (4)
CRE whole loans, fixed-rate (5)	4,809	4,809	0.31%	4.44%
	45,942	45,942	2.95%
Total investment portfolio	$1,590,014	$1,555,704	100.00%

(1)	Net carrying amount includes an allowance for credit losses of $18.3 million and $34.3 million at June 30, 2021 and December 31, 2020, respectively.
(2)	Includes one CRE whole loan with a par value of $20.8 million that had a fixed interest rate from June 2021 through December 2021 in connection with a modification.
(3)

Includes real estate-related right of use assets of $5.6 million, a lease liability of $3.1 million and intangible assets of $3.1 million and $3.3 million at June 30, 2021 and December 31, 2020, respectively.

(4)	There are no stated rates associated with these investments.
(5)	Classified as other assets on the consolidated balance sheet.

CRE loans. During the six months ended June 30, 2021, we originated $614.5 million of floating-rate CRE whole loan commitments (of which $57.6 million was unfunded loan commitments), funded $13.1 million of previously unfunded loan commitments and received $550.3 million in proceeds from loan payoffs and paydowns. In July 2021, we received an additional $95.9 million of proceeds from the collection of our principal paydown receivable balance.

(Back to Index)

(Back to Index)

The following is a summary of our loans (dollars in thousands, except amounts in footnotes):

Description	Quantity	Principal	Unamortized (Discount) Premium, net (1)	Amortized Cost	Allowance for Credit Losses	Carrying Value	Contractual Interest Rates (2)(3)	Maturity Dates (4)(5)
At June 30, 2021:
CRE loans held for investment:
Whole loans (6)(7)	87	$1,568,153	$(8,828)	$1,559,325	$(18,072)	$1,541,253	1M LIBOR plus 2.70% to 1M LIBOR plus 9.00%	July 2021 to May 2025
Mezzanine loan (6)	1	4,700	—	4,700	(254)	4,446	10.00%	June 2028
Total CRE loans held for investment		$1,572,853	$(8,828)	$1,564,025	$(18,326)	$1,545,699

At December 31, 2020:
CRE loans held for investment:
Whole loans (6)(7)	95	$1,515,722	$(6,144)	$1,509,578	$(32,283)	$1,477,295	1M LIBOR plus 2.70% to 1M LIBOR plus 9.00%	January 2021 to January 2024
Mezzanine loan (6)	1	4,700	—	4,700	(301)	4,399	10.00%	June 2028
Preferred equity investments (8)	2	27,650	64	27,714	(1,726)	25,988	11.00% to 11.50%	June 2022 to April 2023
Total CRE loans held for investment		$1,548,072	$(6,080)	$1,541,992	$(34,310)	$1,507,682

(1)

Amounts include unamortized loan origination fees of $8.4 million and $5.7 million and deferred amendment fees of $430,000 and $495,000 at June 30, 2021 and December 31, 2020, respectively. Additionally, the amounts include unamortized loan acquisition costs of $51,000 and $118,000 at June 30, 2021 and December 31, 2020, respectively. At June 30, 2021, all but one of the Company’s floating-rate whole loans had one-month LIBOR floors. At December 31, 2020, all whole loans had one-month LIBOR floors.

(2)	Our whole loan portfolio of $1.6 billion and $1.5 billion had a weighted-average one-month LIBOR floor of 1.31% and 1.88% at June 30, 2021 and December 31, 2020, respectively.
(3)	Excludes one whole loan that has a fixed interest rate of 5.75% from June 2021 through December 2021 in connection with a modification.
(4)	Maturity dates exclude contractual extension options, subject to the satisfaction of certain terms that may be available to the borrowers.
(5)	Maturity dates exclude three whole loans, with amortized costs of $39.8 million and $39.7 million, in maturity default at June 30, 2021 and December 31, 2020, respectively.
(6)	Substantially all loans are pledged as collateral under various borrowings at June 30, 2021 and December 31, 2020.
(7)

CRE whole loans had $80.7 million and $67.2 million in unfunded loan commitments at June 30, 2021 and December 31, 2020, respectively. These unfunded loan commitments are advanced as the borrowers formally request additional funding and meet certain benchmarks, as permitted under the loan agreement, and any necessary approvals have been obtained.

(8)	The interest rate on our preferred equity investments paid at 8.00%. The remaining interest was deferred until payoff, which occurred in March 2021 and April 2021.

At June 30, 2021, approximately 18.4%, 18.3% and 15.6% of our CRE loan portfolio was concentrated in the Mountain, Southeast and Southwest regions, respectively, based on carrying value, as defined by the NCREIF. At December 31, 2020, approximately 21.4%, 17.9% and 16.1% of our CRE loan portfolio was concentrated in the Mountain, Southwest and Southeast regions respectively, based on carrying value. No single loan or investment represented more than 10% of our total assets and no single investment group generated over 10% of our revenue.

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

Investment in unconsolidated entities. Our investments in unconsolidated entities at June 30, 2021 and December 31, 2020 comprised a 100% interest in the common shares of Resource Capital Trust I (“RCT I”) and RCC Trust II (“RCT II”), respectively, with a value of $1.5 million in the aggregate, or 3.0% of each trust. We record our investments in RCT I’s and RCT II’s common shares as investments in unconsolidated entities using the cost method, recording dividend income when declared by RCT I and RCT II. During the three and six months ended June 30, 2021, we recorded dividends from our investments in RCT I’s and RCT II’s common shares, reported in other revenue on the consolidated statement of operations, of $16,000 and $32,000, respectively. During the three and six months ended June 30, 2020, we recorded dividends of $20,000 and $43,000, respectively.

(Back to Index)

(Back to Index)

Financing Receivables

The following tables show the activity in the allowance for credit losses for the six months ended June 30, 2021 and year ended December 31, 2020 (in thousands, except amount in the footnote):

	Six Months Ended June 30, 2021	Year Ended December 31, 2020
	CRE Loans	CRE Loans
Allowance for credit losses:
Allowance for credit losses at beginning of period	$34,310	$1,460
Adoption of the new accounting guidance	—	3,032
(Reversal of) provision for credit losses	(15,984)	30,815
Realized loss on sale of loan (1)	—	(997)
Allowance for credit losses at end of period	$18,326	$34,310

(1)

The allowance for credit losses included a realized loss of $997,000 that was charged to the allowance related to one CRE loan sale that occurred during the year ended December 31, 2020. There was no such charge off during the six months ended June 30, 2021.

During the three and six months ended June 30, 2021, we recorded a reversal of expected credit losses of $10.3 million and $16.0 million, respectively, in connection with declines in expected unemployment and continued improvement in macroeconomic factors, loan paydowns and improved collateral operating performance. During the three and six months ended June 30, 2020, the proliferation of the COVID-19 pandemic had a significant impact on the global economy, causing higher expected unemployment and increased volatility in CRE asset pricing and liquidity. As a result, we recorded a provision for expected credit losses of $40.5 million and $56.6 million, respectively.

During the three and six months ended June 30, 2021, we individually evaluated an office loan in the East North Central region with a $19.9 million principal balance, a hotel loan in the Northeast region with a $14.0 million principal balance and a hotel loan in the East North Central region with a $8.4 million for which foreclosure was determined to be probable. We determined that the office loan had a CECL allowance of $1.9 million at June 30, 2021 and December 31, 2020 as the principal balance was in excess of a recently obtained as-is appraised value on the property. The hotel loans were determined to have no CECL allowance as the as-is appraised values on the properties were in excess of the principal and interest balances.

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

Credit risk profiles of CRE loans at amortized cost were as follows (in thousands, except amounts in the footnotes):

	Rating 1	Rating 2	Rating 3	Rating 4	Rating 5	Total (1)
At June 30, 2021:
Whole loans, floating-rate (2)	$—	$979,893	$401,934	$123,656	$53,842	$1,559,325
Mezzanine loan	—	—	4,700	—	—	4,700
Total	$—	$979,893	$406,634	$123,656	$53,842	$1,564,025

At December 31, 2020:
Whole loans, floating-rate	$—	$611,838	$599,208	$262,398	$36,134	$1,509,578
Mezzanine loan	—	—	4,700	—	—	4,700
Preferred equity investments	—	—	6,452	21,262	—	27,714
Total	$—	$611,838	$610,360	$283,660	$36,134	$1,541,992

(1)	The total amortized cost of CRE loans excluded accrued interest receivable of $7.2 million and $7.3 million at June 30, 2021 and December 31, 2020, respectively.
(2)	Includes one $20.8 million whole loan, risk rated a 3, that has a fixed interest rate of 5.75% from June 2021 through December 2021 in connection with a modification.

(Back to Index)

(Back to Index)

Credit risk profiles of CRE loans by origination year at amortized cost were as follows (in thousands, except amounts in footnotes):

	2021	2020	2019	2018	2017	Prior	Total (1)
At June 30, 2021:
Whole loans, floating-rate: (2)
Rating 2	$555,498	$239,598	$128,201	$56,596	$—	$—	$979,893
Rating 3 (3)	—	9,947	190,083	167,918	16,486	17,500	401,934
Rating 4	—	—	28,395	86,078	—	9,183	123,656
Rating 5	—	—	22,352	9,294	19,900	2,296	53,842
Total whole loans, floating-rate	555,498	249,545	369,031	319,886	36,386	28,979	1,559,325
Mezzanine loan (rating 3)	—	—	—	4,700	—	—	4,700
Total	$555,498	$249,545	$369,031	$324,586	$36,386	$28,979	$1,564,025

	2020	2019	2018	2017	2016	Prior	Total (1)
At December 31, 2020:
Whole loans, floating-rate: (2)
Rating 2	$221,364	$279,077	$111,397	$—	$—	$—	$611,838
Rating 3	43,579	246,073	246,944	45,142	—	17,470	599,208
Rating 4	—	77,495	129,536	46,220	—	9,147	262,398
Rating 5	—	13,938	—	19,900	—	2,296	36,134
Total whole loans, floating-rate	264,943	616,583	487,877	111,262	—	28,913	1,509,578
Mezzanine loan (rating 3)	—	—	4,700	—	—	—	4,700
Preferred equity investments
Rating 3	—	6,452	—	—	—	—	6,452
Rating 4	—	—	21,262	—	—	—	21,262
Total preferred equity investments	—	6,452	21,262	—	—	—	27,714
Total	$264,943	$623,035	$513,839	$111,262	$—	$28,913	$1,541,992

(1)	The total amortized cost of CRE loans excluded accrued interest receivable of $7.2 million and $7.3 million at June 30, 2021 and December 31, 2020, respectively.
(2)	Acquired CRE whole loans are grouped within each loan’s year of issuance.
(3)	Includes one $20.8 million whole loan, originated in 2018, that has a fixed interest rate of 5.75% from June 2021 through December 2021 in connection with a modification.

At June 30, 2021 and December 31, 2020, we had one mezzanine loan included in assets held for sale that had no fair value.

(Back to Index)

(Back to Index)

Loan Portfolio Aging Analysis

The following table presents the CRE loan portfolio aging analysis as of the dates indicated for CRE loans at amortized cost (in thousands, except amounts in footnotes):

	30-59 Days	60-89 Days	Greater than 90 Days (1)	Total Past Due	Current (2)	Total Loans Receivable (3)	Total Loans > 90 Days and Accruing (1)
At June 30, 2021:
Whole loans, floating-rate (4)	$—	$—	$39,770	$39,770	$1,519,555	$1,559,325	$39,770
Mezzanine loan	—	—	—	—	4,700	4,700	—
Total	$—	$—	$39,770	$39,770	$1,524,255	$1,564,025	$39,770

At December 31, 2020:
Whole loans, floating-rate	$—	$—	$11,443	$11,443	$1,498,135	$1,509,578	$11,443
Mezzanine loan	—	—	—	—	4,700	4,700	—
Preferred equity investments	—	—	—	—	27,714	27,714	—
Total	$—	$—	$11,443	$11,443	$1,530,549	$1,541,992	$11,443

(1)

During the three and six months ended June 30, 2021, we recognized interest income of $572,000 and $1.2 million, respectively, on the three loans with principal payments past due greater than 90 days at June 30, 2021. During the three and six months ended June 30, 2020, we recognized interest income of $591,000 and $1.2 million, respectively, on these loans.

(2)	Includes two whole loans, with amortized costs of $28.3 million, in maturity default at December 31, 2020.
(3)	The total amortized cost of CRE loans excluded accrued interest receivable of $7.2 million and $7.3 million at June 30, 2021 and December 31, 2020, respectively.
(4)	Includes one $20.8 million whole loan, which is current, that has a fixed interest rate of 5.75% from June 2021 through December 2021 in connection with a modification.

At June 30, 2021 and December 31, 2020, we had three CRE loans, respectively, in maturity default with total amortized costs of $39.8 million and $39.7 million, respectively. Two of the three loans in maturity default at June 30, 2021 are making current interest payments, while one of the loans is paying interest on a one month lag.

We received proceeds of $28.8 million relating to the payoffs of our preferred equity investments during the six months ended June 30, 2021.

Troubled Debt Restructurings (“TDRs”)

There were no TDRs for the three months ended June 30, 2021 and 2020.

During the six months ended June 30, 2021, we entered into eleven agreements that extended loans by a weighted average period of 11 months and, in certain cases, modified certain other loan terms. Two formerly forborne borrowers and one borrower performing in accordance with a forbearance agreement were in maturity default at June 30, 2021. No loan modifications during the three and six months ended June 30, 2021 resulted in TDRs.

Restricted Cash

At June 30, 2021, we had restricted cash of $15.0 million, which consisted of $14.9 million of restricted cash held within all six of our consolidated securitization entities and $143,000 held in various reserve accounts. At December 31, 2020, we had restricted cash of $38.4 million, which consisted of $38.4 million held within our six consolidated securitization entities and $33,000 held in various reserve accounts. The decrease of $23.4 million was primarily attributable to paydowns on our CRE securitization senior notes as well as the liquidation of XAN 2019-RSO7.

Accrued Interest Receivable

The following table summarizes our accrued interest receivable at June 30, 2021 and December 31, 2020 (in thousands):

	June 30, 2021	December 31, 2020	Net Change
Accrued interest receivable from loans	$7,219	$7,310	$(91)
Accrued interest receivable from securities	—	56	(56)
Accrued interest receivable from Promissory Note, escrow, sweep and reserve accounts	35	6	29
Total	$7,254	$7,372	$(118)

(Back to Index)

(Back to Index)

The decrease of $118,000 in accrued interest receivable was primarily attributable to the decrease of $91,000 in accrued interest receivable from loans, which was primarily attributable to receiving payment on previously deferred interest, and the decrease of $56,000 in accrued interest receivable from securities, which was primarily attributable to the sale of our remaining CMBS during the first quarter of 2021.

Other Assets

The following table summarizes our other assets at June 30, 2021 and December 31, 2020 (in thousands):

	June 30, 2021	December 31, 2020	Net Change
Tax receivables and prepaid taxes	$2,229	$2,244	$(15)
Other receivables	1,596	804	792
Other prepaid expenses	1,056	568	488
Fixed assets - non-real estate	243	177	66
Unsettled trades receivable	234	181	53
Other assets, miscellaneous	21	—	21
CRE fixed-rate whole loans, held for sale	—	4,809	(4,809)
Total	$5,379	$8,783	$(3,404)

The decrease of $3.4 million in other assets was primarily attributable to the sale of two fixed-rate CRE whole loans during the six months ended June 30, 2021 for cash proceeds of $4.8 million. The decrease in other assets was offset by a $792,000 increase in other receivables in connection with accounts receivable on the operations of the hotel property that we acquired in November 2020 as a result of a deed in lieu of foreclosure transaction and a $488,000 increase in other prepaid expenses, resulting from the prepayment of property taxes on the hotel property.

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

We terminated all of our interest rate swap positions associated with our prior financed CMBS portfolio in April 2020. At termination, we realized a loss of $11.8 million. At June 30, 2021 and December 31, 2020, we had a loss of $9.5 million and $10.4 million, respectively, recorded in accumulated other comprehensive (loss) income, which will be amortized into earnings over the remaining life of the debt. During the three and six months ended June 30, 2021, we recorded amortization expense, reported in interest expense on the consolidated statements of operations, of $484,000 and $963,000, respectively. During the three and six months ended June 30, 2020, the Company recorded amortization expense, reported in interest expense on the consolidated statements of operations, of $367,000.

At June 30, 2021 and December 31, 2020, we had an unrealized gain of $393,000 and $438,000, respectively, attributable to two terminated interest rate swaps, in accumulated other comprehensive (loss) income on the consolidated balance sheets, to be accreted into earnings over the remaining life of the debt. We recorded accretion income, reported in interest expense on the consolidated statements of operations, of $23,000 during the three months ended June 30, 2021 and 2020 and $45,000 and $46,000 during the six months ended June 30, 2021 and 2020, respectively, to accrete the accumulated other comprehensive income on the terminated swap agreements.

We were exposed to market pricing risks in connection with our fixed-rate CRE whole loans. The increase or decrease of market interest rates caused the fair value of the fixed-rate CRE whole loans to decrease or increase. In order to mitigate this market price risk, we entered into interest rate swap contracts in which we paid a fixed rate of interest in exchange for a variable rate benchmark, usually three-month LIBOR. In December 2020, these interest rate swap contracts were terminated.

The following tables present the effect of derivative instruments on our consolidated statements of operations for the six months ended June 30, 2021 and 2020 (in thousands):

	Derivatives
Six Months Ended June 30, 2021	Consolidated Statements of Operations Location	Realized and Unrealized Gain (Loss) (1)
Interest rate swap contracts, hedging	Interest expense	$(918)

	Derivatives
Six Months Ended June 30, 2020	Consolidated Statements of Operations Location	Realized and Unrealized Gain (Loss) (1)
Interest rate swap contracts	Other income (expense)	$(79)
Interest rate swap contracts, hedging	Interest expense	$(629)

(1)	Negative values indicate a decrease to the associated consolidated statement of operations line items.

(Back to Index)

(Back to Index)

Senior Secured Financing Facility and Term Warehouse Financing Facilities

Borrowings under our senior secured financing facility and term warehouse financing facilities are guaranteed by us or one or more of our subsidiaries. The following table sets forth certain information with respect to our senior secured financing and term warehouse financing facilities (dollars in thousands, except amounts in footnotes):

	June 30, 2021				December 31, 2020
	Outstanding Borrowings	Value of Collateral	Number of Positions as Collateral	Weighted Average Interest Rate	Outstanding Borrowings	Value of Collateral	Number of Positions as Collateral	Weighted Average Interest Rate
Senior Secured Financing Facility
Massachusetts Mutual Life Insurance Company (1)	$634	$256,792	13	5.75%	$29,314	$239,385	15	5.75%

CRE - Term Warehouse Financing Facilities
JPMorgan Chase Bank, N.A. (2)(3)	62,657	94,216	6	2.59%	12,258	20,000	1	2.66%
Total	$63,291	$351,008			$41,572	$259,385

(1)	Includes $3.7 million and $4.0 million of deferred debt issuance costs at June 30, 2021 and December 31, 2020, respectively.
(2)	Outstanding borrowings include accrued interest payable.
(3)

Includes $401,000 and $1.3 million of deferred debt issuance costs at June 30, 2021 and December 31, 2020, respectively, which includes $172,000 and $678,000 of deferred debt issuance costs at June 30, 2021 and December 31, 2020, respectively, from other term warehouse financing facilities with no balance.

We were in compliance with all covenants in the respective agreements at June 30, 2021 and December 31, 2020.

Securitizations

At June 30, 2021, we retained equity in six of the securitization entities we have executed, of which three have been substantially liquidated.

XAN 2019-RSO7

In April 2019, we closed XAN 2019-RSO7, a $687.2 million CRE debt securitization transaction that provided financing for CRE loans. In May 2021, we exercised the optional redemption on XAN 2019-RSO7 in conjunction with the closing of ACR 2021-FL1 (see below).

XAN 2020-RSO8

In March 2020, we closed XAN 2020-RSO8, a $522.6 million CRE debt securitization transaction that provided financing for CRE loans. In June 2021, the benchmark rate on XAN 2020-RSO8’s senior notes, previously one-month LIBOR, was replaced with Compounded SOFR plus a benchmark adjustment.

XAN 2020-RSO9

In September 2020, we closed XAN 2020-RSO9, a $297.0 million CRE debt securitization transaction that provided financing for CRE loans. In June 2021, the benchmark rate on XAN 2020-RSO9’s senior notes, previously one-month LIBOR, was replaced with Compounded SOFR plus a benchmark adjustment.

ACR 2021-FL1

In May 2021, we closed ACR 2021-FL1, a $802.6 million CRE debt securitization transaction that provided financing for CRE loans. ACR 2021-FL1 includes a reinvestment period, which ends in May 2023, that allows it to acquire CRE loans for reinvestment into the securitization using uninvested principal proceeds. ACR 2021-FL1 issued a total of $675.2 million of non-recourse, floating-rate notes to third parties at par. Additionally, ACRES Realty Funding, Inc. (“ACRES RF”) retained 100% of the Class F and Class G notes and a subsidiary of ACRES RF retained 100% of the outstanding preference shares. The preference shares are subordinated in right of payment to all other securities issued by ACR 2021-FL1.

At closing, the senior notes issued to investors consisted of the following classes: (i) $431.4 million of Class A notes bearing interest at one-month LIBOR plus 1.20%; (ii) $100.3 million of Class A-S notes bearing interest at one-month LIBOR plus 1.60%; (iii) $37.1 million of Class B notes bearing interest at one-month LIBOR plus 1.80%; (iv) $43.1 million of Class C notes bearing interest at one-month LIBOR plus 2.00%; (v) $50.2 million of Class D notes bearing interest at one-month LIBOR plus 2.65%; and (vi) $13.0 million of Class E notes bearing interest at one-month LIBOR plus 3.10%.

(Back to Index)

(Back to Index)

All of the notes issued mature in June 2036, although we have the right to call the notes anytime after May 2023.

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

The following table summarizes the 4.50% Convertible Senior Notes at June 30, 2021 (dollars in thousands, except the conversion price and amounts in the footnotes):

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

(2)	During the three and six months ended June 30, 2021 and 2020 the effective interest rate for the 4.50% Convertible Senior Notes was 7.43%.
(3)

Represents the number of shares of common stock per $1,000 principal amount of the 4.50% Convertible Senior Notes’ principal outstanding, subject to adjustment as provided in the Third Supplemental Indenture (the “4.50% Convertible Senior Notes Indenture”).

(4)

The conversion rate and conversion price of the 4.50% Convertible Senior Notes at June 30, 2021 are adjusted to reflect quarterly cash distributions in excess of a $0.30 distribution threshold, as defined in the 4.50% Convertible Senior Notes Indenture.

The 4.50% Convertible Senior Notes are convertible at the option of the holder at any time up until one business day before the maturity date and may be settled in cash, our common stock or a combination of cash and our common stock, at our election. We may not redeem the 4.50% Convertible Senior Notes prior to maturity. The closing price of our common stock was $16.06 on June 30, 2021, which did not exceed the conversion price of our 4.50% Convertible Senior Notes at June 30, 2021.

Senior Unsecured Notes

12.00% Senior Unsecured Notes Due 2027

On July 31, 2020, we entered into the Note and Warrant Purchase Agreement with Oaktree Capital Management, L.P. (“Oaktree”) and Massachusetts Mutual Life Insurance Company (“MassMutual”) pursuant to which we may issue to Oaktree and MassMutual from time to time up to $125.0 million aggregate principal amount of Senior Unsecured Notes due 2027. The Senior Unsecured Notes due 2027 have an annual interest rate of 12.00%, payable up to 3.25% (at our election) as pay-in-kind interest and the remainder as cash interest. On July 31, 2020, we issued to Oaktree and MassMutual $42.0 million and $8.0 million aggregate principal amount, respectively, of the Senior Unsecured Notes due 2027. We recorded a discount of $3.1 million (the offset of which was recorded in additional paid-in capital) on the Senior Unsecured Notes due 2027 that reflects the difference between the proceeds received less the fair value of the notes as if they were issued without the detachable warrants. The market discounts and deferred debt issuance costs are amortized into interest expense on the consolidated statements of operation on an effective interest basis over the period ending in July 2027. The effective interest rate is 13.65%. At any time and from time to time prior to January 31, 2022, we may elect to issue to Oaktree and MassMutual up to $75.0 million aggregate principal amount of additional Senior Unsecured Notes due 2027.

The Note and Warrant Purchase Agreement contains events of default, subject to certain materiality thresholds and grace periods.

Stockholders’ Equity

Total stockholders’ equity at June 30, 2021 was $453.0 million and gave effect to $9.1 million of net realized losses on our terminated cash flow hedges, shown as a component of accumulated other comprehensive loss. Stockholders’ equity at December 31, 2020 was $334.4 million and gave effect to $10.0 million of net unrealized losses on our terminated cash flow hedges shown as a component of accumulated other comprehensive loss. The increase in stockholders’ equity during the six months ended June 30, 2021 was primarily attributable to proceeds of $110.8 million pertaining to the completion of the Series D Preferred Stock offering, net of offering costs of $4.2 million, an increase in retained earnings in connection with an increase in net income offset by common stock repurchases.

(Back to Index)

(Back to Index)

Balance Sheet - Book Value Reconciliation

The following table rolls forward our common stock book value for the three and six months ended June 30, 2021 (in thousands, except per share data and amounts in footnotes):

	For the Three Months Ended June 30, 2021		For the Six Months Ended June 30, 2021
	Total Amount	Per Share Amount	Total Amount	Per Share Amount
Common stock book value at beginning of period (1)(2)	$219,851	$22.27	$218,427	$20.57
Net income allocable to common shares (3)	10,071	1.05	20,539	2.14
Change in other comprehensive income on derivatives	462	0.05	918	0.10
Repurchase of common stock (4)	(4,317)	0.18	(13,836)	0.74
Impact to equity of share-based compensation	171	0.01	190	0.01
Total net increase	6,387	1.29	7,811	2.99
Common stock book value at end of period (1)(5)	$226,238	$23.56	$226,238	$23.56

(1)	Per share calculations and share amounts in the above table and the following tabular footnotes retrospectively reflect the three-for-one reverse stock split effective February 16, 2021.
(2)

Per share calculations exclude unvested restricted stock, as disclosed on our consolidated balance sheets, of 339,708 shares at June 30, 2021 and 11,610 shares at March 31, 2021 and December 31, 2020 and include warrants to purchase up to 466,661 shares of common stock at June 30, 2021, March 31, 2021 and December 31, 2020. The denominator for the calculations were 9,604,004, 9,872,562 and 10,617,340 shares at June 30, 2021, March 31, 2021 and December 31, 2020, respectively.

(3)

The per share amounts are calculated with the denominator referenced in footnote (2) at June 30, 2021. We calculated net income per common share-diluted of $1.04 and $2.06 using the weighted average diluted shares outstanding during the three and six months ended June 30, 2021, respectively.

(4)

Our Board authorized and approved the continued use of the share repurchase program to repurchase up to $20.0 million of outstanding common stock through June 30, 2021 or until the $20.0 million is fully deployed. We purchased 1,553,939 shares for $19.2 million through June 30, 2021. We completed the share repurchase program in July 2021.

(5)	We calculated common stock book value as total stockholders’ equity of $453.0 million less preferred stock equity of $226.7 million at June 30, 2021.

Management Agreement Equity

Our monthly base management fee, as defined in our Management Agreement, is equal to the greater of (i) 1/12 of the amount of our equity multiplied by 1.50% or (ii) $442,000 through July 31, 2022 and is calculated and paid monthly in arrears.

The following table summarizes the calculation of equity, as defined in the Management Agreement (in thousands):

Amount
At June 30, 2021:
Proceeds from capital stock issuances, net (1)	$1,277,746
Retained earnings, net (2)	(657,088)
Payments for repurchases of capital stock, net	(224,798)
Total	$395,860

(1)	Deducts underwriting discounts and commissions and other expenses and costs relating to such issuances.
(2)	Excludes non-cash equity compensation expense incurred to date.

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

The following table provides a reconciliation from GAAP net income (loss) allocable to common shares to Core Earnings allocable to common shares for the periods presented (in thousands, except per share data and amounts in the footnotes):

	For the Three Months Ended				For the Six Months Ended
	June 30,				June 30,
	2021	Per Share Data	2020	Per Share Data	2021	Per Share Data	2020	Per Share Data
Net income (loss) allocable to common shares - GAAP	$10,071	$1.04	$(35,987)	$(3.41)	$20,539	$2.06	$(235,096)	$(22.27)

Reconciling items from continuing operations:
Non-cash equity compensation expense	171	0.02	715	0.07	190	0.02	1,213	0.11
Non-cash (reversal of) provision for CRE credit losses	(10,343)	(1.06)	40,450	3.83	(15,984)	(1.60)	56,599	5.36
Realized loss on core activities (2)	—	—	—	—	(5,246)	(0.53)	—	—
Unrealized loss (gain) on core activities (2)	—	—	839	0.08	(878)	(0.09)	6,036	0.57
Real estate depreciation and amortization	467	0.05	—	—	998	0.10	—	—
Non-cash amortization of discounts or premiums associated with borrowings	848	0.09	719	0.07	1,670	0.17	1,430	0.14
Net (income) loss from non-core assets (1)(3)	(87)	(0.02)	7	—	(120)	(0.01)	25	—

Reconciling items from CRE assets:
Net interest income on legacy CRE assets	(157)	(0.02)	(157)	(0.02)	(318)	(0.03)	(318)	(0.03)
Fair value and other adjustments on legacy CRE assets	—	—	927	0.09	—	—	4,718	0.45
Core Earnings allocable to common shares	$970	$0.10	$7,513	$0.71	$851	$0.09	$(165,393)	$(15.67)

Weighted average common shares - diluted on Core Earnings allocable to common shares	9,721		10,569		9,961		10,555

Core Earnings per common share - diluted	$0.10		$0.71		$0.09		$(15.67)

(1)

Non-core assets are investments and securities owned by us at the initial measurement date in (i) commercial finance, (ii) middle market lending, (iii) residential mortgage lending, (iv) legacy CRE loans designated as held for sale and (v) other non-CRE assets included in assets held for sale.

(2)

In March 2021, the CMBS portfolio was sold for $3.0 million, representing a total realized loss of $5.2 million that was included in Core Earnings during the six months ended June 30, 2021. Unrealized loss (gain) on core activities includes the unrealized gains and losses on the residual CMBS portfolio, which were previously excluded from Core Earnings.

(3)

Loss from discontinued operations, net of tax, reported during the three and six months ended June 30, 2020 was reclassified into net (income) loss from non-core assets to conform to the 2021 presentation.

Core Earnings in accordance with the Management Agreement, which excludes incentive compensation payable, was $970,000 or $0.10 per common share outstanding, for the three months ended June 30, 2021. There was no incentive compensation payable for the three months ended June 30, 2021.

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

For the three months ended June 30, 2021, our Core Earnings, as defined in the Management Agreement, did not exceed the Incentive Compensation Hurdle.

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

During the six months ended June 30, 2021, our principal sources of liquidity were: (i) proceeds of $334.0 million from our CRE - term warehouse financing facilities, (ii) net proceeds of $110.8 million from the completion of the Series D Preferred Stock offering, (iii) net proceeds of $80.6 million from repayments on our CRE loan portfolio, (iv) proceeds of $71.9 million from CRE whole loan purchases by our managed CRE securitization ACR 2021-FL1, (v) net proceeds of $43.3 million at the close of ACR 2021-FL1, (vi) combined proceeds of $7.8 million from the sale of our fixed-rate CRE whole loans and investment securities available-for-sale, and (v) proceeds of $5.7 million from our CRE securitizations that used principal paydowns to invest in CRE loan future funding commitments. These sources of liquidity were offset by our deployments in CRE whole loans, repurchases of common stock, distributions on our preferred stock and ongoing operating expenses and substantially resulted in the $90.8 million of unrestricted cash we held at June 30, 2021.

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

The issuance of ACR 2021-FL1 includes a 24 month reinvestment period ending in May 2023 that allows us to reinvest CRE loans into the securitization upon the satisfaction of certain eligibility and reinvestment criteria along with rating agency approval. The reinvestment feature of the securitization will allow us to extend the useful life of the securitization financing by extending the life of the senior notes and return liquidity to fund our forward loan pipeline that would otherwise pay down the senior notes of the securitization. We are also able to acquire future funding participations of the collateral in the securitization during the reinvestment period.

We were in compliance with all of our covenants at June 30, 2021 in accordance with the terms provided in agreements with our lenders.

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

At June 30, 2021, we had a senior secured financing facility and term warehouse financing facilities as summarized below (in thousands, except amounts in footnotes):

	Execution Date	Maturity Date	Maximum Capacity	Facility Principal Outstanding	Availability
Senior Secured Financing Facility (1)
Massachusetts Mutual Life Insurance Company	July 2020	July 2027	$250,000	$4,375	$245,625
CRE - Term Warehouse Financing Facilities (2)
Wells Fargo Bank, N.A.	February 2012	October 2021	$250,000	—	$250,000
Barclays Bank PLC	April 2018	October 2021	$250,000	—	$250,000
JPMorgan Chase Bank, N.A.	October 2018	October 2021	$250,000	63,015	$186,985
Total				$67,390

(1)	Facility principal outstanding excludes deferred debt issuance costs of $3.7 million at June 30, 2021.
(2)	Facility principal outstanding excludes accrued interest payable of $43,000 and deferred debt issuance costs and discounts of $401,000 at June 30, 2021.

(Back to Index)

(Back to Index)

The following table summarizes the average principal outstanding on our senior secured financing facility and term warehouse financing facilities during the three months ended June 30, 2021 and December 31, 2020 and the principal outstanding on our senior secured financing facility and term warehouse financing facilities at June 30, 2021 and December 31, 2020 (in thousands, except amounts in footnotes):

	Three Months Ended June 30, 2021	June 30, 2021	Three Months Ended December 31, 2020	December 31, 2020
	Average Principal Outstanding	Principal Outstanding (1)(2)	Average Principal Outstanding	Principal Outstanding (1)(2)
Financing Arrangement
Senior secured financing facility - CRE loans	$55,372	$4,375	$68,403	$33,360
Term warehouse financing facilities - CRE loans	114,288	63,015	3,228	13,500
Total	$169,660	$67,390	$71,631	$46,860

(1)

Excludes accrued interest payable on the senior secured financing facility collateralized by CRE loans of $26,000 and $75,000 and deferred debt issuance costs of $3.7 million and $4.0 million at June 30, 2021 and December 31, 2020, respectively.

(2)

Excludes accrued interest payable on term warehouse financing facilities collateralized by CRE loans of $43,000 and $16,000 and deferred debt issuance costs and discounts of $401,000 and $1.3 million at June 30, 2021 and December 31, 2020, respectively.

The following table summarizes the maximum month-end principal outstanding on our senior secured financing facility and term warehouse financing facilities during the periods presented (in thousands):

	Maximum Month-End Principal Outstanding During the
	Six Months Ended	Years Ended December 31,
	June 30, 2021	2020	2019
Financing Arrangement (1)
Senior secured financing facility - CRE loans	$59,394	$128,495	$—
Term warehouse financing facilities - CRE loans	$270,636	$598,635	$665,294

(1)	Increases in the maximum month-end outstanding principal balances for the periods presented resulted from the originations and acquisitions of CRE loans.

Historically, we have financed the acquisition of our investments through CDOs and securitizations that essentially match the maturity and repricing dates of these financing vehicles with the maturities and repricing dates of our investments. In the past, we have derived substantial operating cash from our equity investments in our CDOs and securitizations, which will cease if the CDOs and securitizations fail to meet certain tests. Through June 30, 2021, we did not experience difficulty in maintaining our existing CDO and securitization financing and passed all of the critical tests required by these financings.

The following table sets forth the distributions received by us and coverage test summaries for our active securitizations for the periods presented (in thousands, except amount in the footnotes):

	Cash Distributions		Overcollateralization Cushion (1)
Name	For the Six Months Ended June 30, 2021	For the Year Ended December 31, 2020	At June 30, 2021	At the Initial Measurement Date	Permitted Funded Companion Participation Acquisition Period End	Reinvestment Period End (2)
XAN 2020-RSO8 (3)	$8,805	$13,851	$57,922	$26,146	March 2023	N/A
XAN 2020-RSO9 (4)	$4,802	$1,469	$22,770	$11,887	N/A	N/A
ACR 2021-FL1	$1,272	$—	$6,758	$6,758	N/A	May 2023

(1)	Overcollateralization cushion represents the amount by which the collateral held by the securitization issuer exceeds the minimum amount required.
(2)	The reinvestment period is the period in which principal proceeds received before the end of the period may be used to acquire CRE loans for reinvestment into the securitization.
(3)

The designated principal reinvestment period for XAN 2020-RSO8 is the period in which principal repayments can be utilized to purchase loans held outside of the securitization that represent the funded commitments of existing collateral in the securitization that were not funded as of the date the securitization was closed. Additionally, the indenture for each securitization does not contain any interest coverage test provisions.

(4)

XAN 2020-RSO9 includes a future advances reserve account, which had a balance of $11.3 million at June 30, 2021, to fund commitments that were not funded as of the closing date. Additionally, the indenture does not contain any interest coverage test provisions.

(Back to Index)

(Back to Index)

The following table sets forth the distributions received by us and liquidation details for our liquidated securitizations for the periods presented (in thousands):

	Cash Distributions		Liquidation Details
Name	For the Six Months Ended June 30, 2021	For the Year Ended December 31, 2020	Liquidation Date	Remaining Assets at the Liquidation Date (1)
XAN 2018-RSO6	$—	$6,748	September 2020	$201,327
XAN 2019-RSO7	$9,339	$22,126	May 2021	$391,168

(1)	The remaining assets at the liquidation date were distributed to us in exchange for our notes owned and preference shares in the respective securitization.

At July 31, 2021, our liquidity consisted of $90.0 million of unrestricted cash and cash equivalents, $118.1 million of unlevered financeable CRE loans and $75.0 million of availability under the Oaktree and MassMutual Senior Unsecured Notes due 2027.

Our leverage ratio, defined as the ratio of borrowings to stockholders’ equity, may vary as a result of the various funding strategies we use. At June 30, 2021 and December 31, 2020, our leverage ratio was 3.0 and 3.9 times, respectively. Our net debt to equity ratio, defined as the ratio of borrowings less cash and cash equivalents to stockholders’ equity was 2.8 and 3.8 times at June 30, 2021 and December 31, 2020, respectively. The leverage ratio decrease through June 30, 2021, was primarily attributable to the issuance of the Series D Preferred Stock during the second quarter of 2021, which was the primary driver of a net increase in our stockholders’ equity of $118.6 million. The impact of the issuance was offset by common stock repurchases and net increases in asset-specific borrowings.

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

In addition to NOLs, we estimate we generated between $115.0 million and $130.0 million of net capital losses as of December 31, 2020. A net capital loss may be carried forward up to five years to offset future capital gains.

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

Distributions

We did not pay distributions on our common shares during the six months ended June 30, 2021 nor the year ended December 31, 2020 as we were focused on prudently retaining and managing sufficient excess liquidity in connection with the economic impact of the COVID-19 pandemic. As we continue to take steps necessary to stabilize our financial condition and capital position in light of the COVID-19 pandemic, our Board will establish a plan for the prudent resumption of the payment of common share distributions. We intend to continue to make regular quarterly distributions to holders of our preferred stock.

U.S. federal income tax law generally requires that a REIT distribute at least 90% of its REIT taxable income, after consideration of utilizable NOL carryforwards, annually, determined without regard to the deduction for dividends paid and excluding net capital gains, and that it pay tax at regular corporate rates to the extent that it annually distributes less than 100% of its taxable income. Before we pay any dividend, whether for U.S. federal income tax purposes or otherwise, we must first meet both our operating and debt service requirements on our repurchase agreements and other debt payable. If our cash available for distribution is less than our taxable income, we could be required to sell assets or borrow funds to make cash distributions, or we may make a portion of the required distribution in the form of a taxable stock distribution or distribution of debt securities.

(Back to Index)

(Back to Index)

Contractual Obligations and Commitments

	Contractual Commitments
	(dollars in thousands, except amounts in footnotes)
	Payments due by Period
	Total	Less than 1 Year	1 - 3 Years	3 - 5 Years	More than 5 Years
At June 30, 2021:
CRE securitizations	$1,054,325	$—	$—	$—	$1,054,325
Unsecured junior subordinated debentures (1)	51,548	—	—	—	51,548
4.50% Convertible Senior Notes (2)	143,750	—	143,750	—	—
Senior Unsecured Notes due 2027 (3)	50,000	—	—	—	50,000
Senior secured financing facility (4)	4,375	—	—	—	4,375
CRE - term warehouse financing facilities (5)	63,058	63,058	—	—	—
Unfunded commitments on CRE loans (6)	80,717	16,404	64,313	—	—
Base management fees (7)	5,938	5,938	—	—	—
Total	$1,453,711	$85,400	$208,063	$—	$1,160,248

(1)	Contractual commitments exclude $21.5 million and $22.2 million of estimated interest expense payable through maturity, in June 2036 and October 2036, respectively, on our trust preferred securities.
(2)	Contractual commitments exclude $7.4 million of interest expense payable through maturity, in August 2022, on our 4.50% Convertible Senior Notes.
(3)	Contractual commitments exclude $36.5 million of interest expense payable through maturity, in July 2027, on our Senior Unsecured Notes due 2027.
(4)	Contractual commitments exclude $26,000 of accrued interest payable at June 30, 2021 on our senior secured financing facility.
(5)	Contractual commitments include $43,000 of accrued interest payable at June 30, 2021 on our term warehouse financing facilities.
(6)

Unfunded commitments on our originated CRE loans generally fall into two categories: (i) pre-approved capital improvement projects and (ii) new or additional construction costs subject, in each case, to the borrower meeting specified criteria. Upon completion of the improvements or construction, we would receive additional interest income on the advanced amount. At June 30, 2021, we had unfunded commitments on 47 CRE whole loans. At June 30, 2021, XAN 2020-RSO9 includes a future advances reserve account of $11.3 million to fund unfunded commitments.

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

Off-Balance Sheet Arrangements

General

At June 30, 2021, we did not maintain any relationships with unconsolidated entities or financial partnerships that were established for the purpose of facilitating off-balance sheet arrangements or contractually narrow or limited purposes, although we do have interests in unconsolidated entities not established for those purposes. Except as set forth below, at June 30, 2021, we had not guaranteed obligations of any unconsolidated entities or entered into any commitment or letter of intent to provide additional funding to any such entities.

Unfunded CRE Loan Commitments

In the ordinary course of business, we make commitments to borrowers whose loans are in our CRE loan portfolio to provide additional loan funding in the future. Disbursement of funds pursuant to these commitments is subject to the borrower meeting pre-specified criteria. These commitments are subject to the same underwriting requirements and ongoing portfolio maintenance as are the on-balance sheet financial investments that we hold. Since these commitments may expire without being drawn upon, the total commitment amount does not necessarily represent future cash requirements. Whole loans had $80.7 million and $67.2 million in unfunded loan commitments at June 30, 2021 and December 31, 2020, respectively. At June 30, 2021, XAN 2020-RSO9 includes a future advances reserve account of $11.3 million, included in restricted cash on the consolidated balance sheet, to fund unfunded commitments. Preferred equity investments had $2.5 million in unfunded investment commitments at December 31, 2020. There were no preferred equity investment unfunded commitments at June 30, 2021. Unfunded commitments are not considered in the CECL reserve if they are unconditionally cancellable.

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

At June 30, 2021, the primary component of our market risk was credit risk, counterparty risk, financing risk, and interest rate risk, as described below. While we do not seek to avoid risk completely, we do seek to assume risk that can be quantified from historical experience, to actively manage that risk, to earn sufficient compensation to justify assuming that risk and to maintain capital levels consistent with the risk we undertake or to which we are exposed.

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

The COVID-19 pandemic has significantly impacted the CRE markets, causing reduced occupancy, requests from tenants for rent deferral or abatement, and delays in construction and development projects currently planned or underway. Our portfolio includes loans collateralized by multifamily, hotel, retail and other property types that are particularly negatively impacted by the pandemic. Approximately 60.8% of our portfolio is in multifamily properties. Residents that experience deteriorating financial conditions as a result of the pandemic may be unwilling or unable to pay rent in full on a timely basis. Furthermore, numerous state, local and federal regulations have also imposed restrictions at present on the borrower’s ability to enforce residents’ contractual lease obligations, and this will affect their ability to collect rent or enforce remedies for the failure to pay rent. Approximately 11.6% of our portfolio is in hotel properties. While many restrictions on hotels have eased, the industry is still experiencing a significant reduction of operations resulting in a decline in group, business and leisure travel. Travelers may continue to be wary to travel despite the easing of restrictions because of concerns of risk of contagion or curtailment of leisure travel due to the economic recession. Approximately 4.7% of our portfolio is in retail properties. While government restrictions effecting retail have eased, complete or partial closure of many retail properties have resulted from tenant action. The reduced economic activity severely impacts the tenants’ businesses, financial condition and liquidity and may result in the tenants being unwilling or unable to meet their obligations to the borrower in part or in full.

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

(Back to Index)

(Back to Index)

Interest Rate Risk

Our business model is such that rising interest rates will increase our net income, while declining interest rates will decrease net income, subject to the impact of interest rate floors. As of June 30, 2021, 98.4% of our CRE loan portfolio by par value earned a floating rate of interest and were financed with liabilities that both pay interest at floating rates and that are fixed. Floating-rate loans financed with fixed rate liabilities have a negative correlation with declining interest rates to the extent of our financing. The remaining approximate 1.6% of our CRE loan portfolio by par value earned a fixed rate of interest. Fixed rate loans financed with floating rate liabilities have a negative correlation with rising interest rates to the extent of our financing. To the extent that interest rate floors on our floating-rate CRE loans are in the money, our net interest will have a negative correlation with rising interest rates to the extent of those interest rate floors. Our floating-rate loan portfolio of $1.5 billion had a weighted-average one-month LIBOR floor of 1.31% at June 30, 2021, which excludes one floating-rate loan without a LIBOR floor. Additionally, all interest rate floors on our CRE loan portfolio were in the money at June 30, 2021.

Our loans, securitizations and term warehouse financing facilities have historically been benchmarked to one-month LIBOR. In June 2021, two of our securitizations replaced LIBOR with compounded SOFR, plus a benchmark adjustment, as the benchmark rate on the third-party owned notes.

The following table estimates the hypothetical impact on our net interest income assuming an immediate increase or decrease of 100 basis points in the applicable interest rate benchmark (in thousands, except per share data):

	Three Months Ended June 30, 2021
At June 30, 2021	100 Basis Point Decrease (4)		100 Basis Point Increase
Net Assets Subject to Interest Rate Sensitivity (1)(2)(3)	Increase (Decrease) to Net Interest Income	Increase (Decrease) to Net Interest Income per Share	Increase (Decrease) to Net Interest Income	Increase (Decrease) to Net Interest Income per Share
$378,516	$182	$0.02	$(1,641)	$(0.17)

(1)	Includes our floating-rate CRE loans at June 30, 2021.
(2)	Includes amounts outstanding on our securitizations, CRE term warehouse financing facilities, senior secured financing facility and unsecured junior subordinated debentures.
(3)	Certain of our floating rate loans are subject to a LIBOR floor.
(4)	Decrease in rates assumes the applicable benchmark rate does not fall below 0%.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended June 30, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

(Back to Index)

(Back to Index)

PART II

ITEM 1.	LEGAL PROCEEDINGS

We may become involved in litigation on various matters due to the nature of our business activities. The resolution of these matters may result in adverse judgments, fines, penalties, injunctions and other relief against us as well as monetary payments or other agreements and obligations. In addition, we may enter into settlements on certain matters in order to avoid the additional costs of engaging in litigation. Except as discussed below, we are unaware of any contingencies arising from such litigation that would require accrual or disclosure in the consolidated financial statements at June 30, 2021.

Primary Capital Mortgage, LLC (“PCM”) is subject to potential litigation related to claims for repurchases or indemnifications on loans that PCM has sold to third parties. At June 30, 2021 and December 31, 2020, no such litigation demand was outstanding. Reserves for such litigation demands are included in the reserve for mortgage repurchases and indemnifications that totaled $1.4 million and $1.5 million at June 30, 2021 and December 31, 2020, respectively. The reserves for mortgage repurchases and indemnifications are included in liabilities held for sale on the consolidated balance sheets. As of June 30, 2021, we have substantially completed disposing of PCM’s business.

Litigation Matters

We did not have any pending litigation matters or general litigation reserve at June 30, 2021 or December 31, 2020.

ITEM 1A.	RISK FACTORS

In light of the replacement of one-month LIBOR with Compounded SOFR as the benchmark rate of XAN 2020-RSO8’s and XAN 2020-RSO9’s notes payable in June 2021, we are modifying the risk factor discussed in our Annual Report on Form 10-K for the year ended December 31, 2020 (the “Annual Report”) with the following risk factor, which should be read in conjunction with the risk factors contained in our Annual Report.

Changes in the method for determining the LIBOR or a replacement of LIBOR may adversely affect the value of our loans, investments and borrowings and could affect our results of operations.

We utilize LIBOR as a benchmark interest rate for the pricing of our CRE loans and, historically, have been exposed to LIBOR through our issuance of notes on our securitizations and the use of term facilities and repurchase agreements. In July 2017, the U.K. Financial Conduct Authority, or “FCA,” announced that it would phase out LIBOR as a benchmark by the end of 2021. In March 2021, the FCA announced that it would cease publication of the one-week and two-month USD LIBOR immediately after December 31, 2021 and cease publication of the remaining tenors immediately after June 30, 2023. Additionally, the U.S. Federal Reserve encouraged companies to cease using LIBOR as a benchmark rate by December 31, 2021. While there is no consensus on what rate or rates may become accepted alternatives to LIBOR, the U.S. Federal Reserve, in conjunction with the Alternative Reference Rates Committee, a steering committee comprising large U.S. financial institutions, has identified the Secured Overnight Financing Rate, or SOFR, a new index calculated by short-term repurchase agreements backed by U.S. Treasury securities, as its preferred alternative rate for LIBOR. In June 2021, one-month LIBOR was replaced with Compounded SOFR as the benchmark rate of two of our securitizations’ notes payable. When LIBOR ceases to exist, we may need to amend our remaining loan and borrowing agreements that utilize LIBOR as a factor in determining the interest rate or hedge against fluctuations in LIBOR based on a new standard that is established, if any. Any resulting differences in interest rate standards among our assets and our borrowings may result in interest rate mismatches between our assets and the borrowings used to fund such assets. The transition from LIBOR to SOFR or to another alternative rate may result in financial market disruptions and significant increases in benchmark rates, resulting in increased financing costs to us, any of which could have an adverse effect on our business, results of operations, financial condition, and the market price of our common stock.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer Purchases of Equity Securities

In March 2016, our Board approved a securities repurchase program. In November 2020, our Board authorized and approved the continued use of our existing share repurchase program in order to repurchase up to $20.0 million of our outstanding shares of common stock through March 31, 2021. In March 2021, our Board authorized the extension of the previous $20.0 million authorization through the second quarter of 2021 or until the $20.0 million is fully deployed. As of June 30, 2021, we had repurchased 1,553,939 shares, or $19.2 million, of our common stock through this program. In July 2021, the remaining $888,000 available under the plan was fully deployed.

(Back to Index)

(Back to Index)

The following table presents information about our common stock repurchases made during the six months ended June 30, 2021 in accordance with our repurchase program (dollars in thousands, except per share data):

	Common Stock
Period	Total Number of Shares Purchased	Average Price Paid per Share (1)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Program	Approximate Dollar Value of Shares that may yet be Purchased under the Plans or Programs
January 4, 2021 - January 29, 2021	283,374	$12.30	283,374	$11,210
February 1, 2021 - February 26, 2021	281,912	$12.21	281,912	$7,784
March 1, 2021 - March 31, 2021	179,379	$14.44	179,379	$5,199
April 1, 2021 - April 30, 2021	140,260	$15.41	140,260	$3,042
May 3, 2021 - May 12, 2021	47,820	$15.51	47,820	$2,301
June 2, 2021 - June 30, 2021	85,709	$16.52	85,709	$888

(1)	The average price paid per share as reflected above includes broker fees and commissions.

ITEM 6.	EXHIBITS

Exhibit No.	Description
2.1	Asset Purchase Agreement, dated June 6, 2017, by and among Stearns Lending, LLC, Primary Capital Mortgage, LLC, and Resource Capital Corp. (32)
2.1(b)	Mortgage Loan Sale and Purchase Agreement, dated May 29, 2019, by and between RCC Real Estate, Inc. and C-III Commercial Mortgage LLC. (44)
3.1(a)	Amended and Restated Articles of Incorporation of Resource Capital Corp. (1)
3.1(b)	Articles of Amendment to Restated Certificate of Incorporation of Resource Capital Corp. (27)
3.1(c)	Articles Supplementary 8.50% Series A Cumulative Redeemable Preferred Stock. (15)
3.1(d)	Articles Supplementary 8.50% Series A Cumulative Redeemable Preferred Stock. (16)
3.1(e)	Articles Supplementary 8.25% Series B Cumulative Redeemable Preferred Stock. (17)
3.1(f)	Articles Supplementary 8.50% Series A Cumulative Redeemable Preferred Stock. (21)
3.1(g)	Articles Supplementary 8.625% Fixed-to-Floating Series C Cumulative Redeemable Preferred Stock. (8)
3.1(h)	Articles Supplementary 7.875% Series D Cumulative Redeemable Preferred Stock, as corrected. (59)
3.1(i)	Articles of Amendment, effective May 25, 2018. (39)
3.1(j)	Articles of Amendment, effective February 16, 2021. (56)
3.1(k)	Articles of Amendment, effective May 28, 2021. (60)
3.2	Fourth Amended and Restated Bylaws of ACRES Commercial Realty Corp. (56)
4.1(a)	Form of Certificate for Common Stock for Resource Capital Corp. (1)
4.1(b)	Form of Certificate for 8.50% Series A Cumulative Redeemable Preferred Stock. (12)
4.1(c)	Form of Certificate for 8.25% Series B Cumulative Redeemable Preferred Stock. (17)
4.1(d)	Form of Certificate for 8.625% Fixed-to-Floating Series C Cumulative Redeemable Preferred Stock. (8)
4.1(e)	Form of Certificate for 7.875% Series D Cumulative Redeemable Preferred Stock. (59)
4.2(a)	Junior Subordinated Indenture between Resource Capital Corp. and Wells Fargo Bank, N.A., dated May 25, 2006. (2)
4.2(b)	Amendment to Junior Subordinated Indenture and Junior Subordinated Note due 2036 between Resource Capital Corp. and Wells Fargo Bank, N.A., dated October 26, 2009 and effective September 30, 2009. (6)
4.3(a)	Amended and Restated Trust Agreement among Resource Capital Corp., Wells Fargo Bank, N.A., Wells Fargo Delaware Trust Company and the Administrative Trustees named therein, dated May 25, 2006. (2)
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

(Back to Index)

(Back to Index)

10.1(b)

First Amendment to Fourth Amended and Restated Management Agreement, dated as of February 16, 2021, by and among ACRES Commercial Realty Corp. f/k/a Exantas Capital Corp., ACRES Capital, LLC and ACRES Capital Corp. (57)

10.2(a)	2005 Stock Incentive Plan. (1)
10.2(b)	Form of Stock Award Agreement. (7)
10.2(c)	Form of Stock Option Agreement. (7)
10.3(a)	Second Amended and Restated Omnibus Equity Compensation Plan. (45)
10.3(b)	Amendment No. 1 to the Exantas Capital Corp. Second Amended and Restated Omnibus Equity Compensation Plan. (52)
10.3(c)	Third Amended and Restated Omnibus Equity Compensation Plan. (58)
10.3(d)	Form of Stock Award Agreement. (25)
10.3(e)	Form of Stock Award Agreement (for employees with Resource America, Inc. employment agreements). (25)
10.4	Services Agreement between Resource Capital Asset Management, LLC and Apidos Capital Management, LLC, dated February 24, 2011. (10)
10.5	Form of Indemnification Agreement. (33)
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

Second Amendment to Loan and Servicing Agreement, dated as of May 25, 2021, among RCC Real Estate SPE Holdings LLC, RCC Real Estate SPE 9 LLC, Massachusetts Mutual Life Insurance Company and Wells Fargo Bank, National Association as the Administrative Agent.

10.6(d)

Guaranty, dated as of July 31, 2020, by Exantas Capital Corp., and each of Exantas Real Estate Funding 2018-RSO6 Investor, LLC, Exantas Real Estate Funding 2019-RSO7 Investor, LLC, and Exantas Real Estate Funding 2020-RSO8 Investor, LLC, in favor of the Secured Parties. (51)

10.7	Note and Warrant Purchase Agreement, dated as of July 31, 2020, by and among Exantas Capital Corp. and the Purchasers signatory thereto. (51)
10.8	Promissory Note, dated as of July 31, 2020, issued by ACRES Capital Corp. to RCC Real Estate, Inc. (51)
10.9(a)	Manager Incentive Plan. (58)
10.9(b)	Form of Stock Award Agreement Under the Manager Incentive Plan. (61)
31.1	Rule 13a-14(a)/Rule 15d-14(a) Certification of Chief Executive Officer.
31.2	Rule 13a-14(a)/Rule 15d-14(a) Certification of Chief Financial Officer.
32.1	Certification Pursuant to 18 U.S.C. Section 1350.
32.2	Certification Pursuant to 18 U.S.C. Section 1350.
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

99.1(d)	Amended and Restated Guaranty Agreement made by Exantas Capital Corp., as guarantor, and Wells Fargo Bank, National Association, dated as of July 19, 2018. (11)
99.2(a)	Master Repurchase and Securities Contract Agreement between RCC Real Estate 6, LLC and Morgan Stanley Bank, NA, dated as of September 10, 2015. (28)
99.2(b)	Second Amendment to Master Repurchase and Securities Contract Agreement between RCC Real Estate 6, LLC and Morgan Stanley Bank, N.A. dated as of September 10, 2018. (41)
99.2(c)	Third Amendment to Master Repurchase and Securities Contract Agreement between RCC Real Estate 6, LLC and Morgan Stanley Bank, N.A. dated as of September 10, 2019. (47)
99.2(d)	Guaranty dated as of September 10, 2015, made by Resource Capital Corp., as guarantor, in favor of Morgan Stanley Bank, N.A. (28)
99.3(a)	Master Repurchase Agreement between RCC Real Estate SPE 7, LLC and Barclays Bank PLC, dated as of April 10, 2018. (38)
99.3(b)	First Amendment to Master Repurchase Agreement between RCC Real Estate SPE 7, LLC and Barclays Bank PLC dated as of March 9, 2021. (57)
99.3(c)	Guaranty dated as of April 10, 2018, made by Resource Capital Corp., as guarantor, in favor of Barclays Bank PLC. (38)
99.3(d)	First Amendment to Guaranty dated as of May 7, 2020, made by Exantas Capital Corp., f/k/a Resource Capital Corp., as guarantor, in favor of Barclays Bank PLC. (50)
99.3(e)	Second Amendment to Guaranty, dated October 2, 2020, made by Exantas Capital Corp. as guarantor in favor of Barclays Bank PLC. (54)
99.4(a)	Master Repurchase Agreement for $250,000,000 between RCC Real Estate SPE 8, LLC, as Seller, and JPMorgan Chase Bank, National Association, as Buyer, dated October 26, 2018. (40)
99.4(b)	First Amendment to Uncommitted Master Repurchase Agreement dated as of August 14, 2020 between RCC Real Estate SPE 8, LLC and JPMorgan Chase Bank, National Association. (55)
99.4(c)	Guarantee made by Exantas Capital Corp., as guarantor, in favor of JPMorgan Chase Bank, National Association, dated October 26, 2018. (40)

(Back to Index)

(Back to Index)

99.4(d)	First Amendment to Guarantee Agreement, dated May 6, 2020, between Exantas Capital Corp. and JPMorgan Chase Bank, National Association. (50)
99.4(e)	Amendment No. 2 To Guarantee Agreement, dated October 2, 2020 between Exantas Capital Corp. and JPMorgan Chase Bank, National Association. (54)
99.5(a)	Notice of Proposed Settlement of Shareholder Derivative Litigation. (43)
99.5(b)	Stipulation and Agreement of Settlement. (43)
99.6	Federal Income Tax Consequences of our Qualification as a REIT. (57)
101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document.
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File.

(1)	Filed previously as an exhibit to the Company’s registration statement on Form S-11, Registration No. 333-126517.
(2)	Filed previously as an exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2006.
(3)	Filed previously as an exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2006.
(4)	Filed previously as an exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2013.
(5)	Filed previously as an exhibit to the Company’s Current Report on Form 8-K filed on June 26, 2014.
(6)	Filed previously as an exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2009.
(7)	Filed previously as an exhibit to the Company’s Registration Statement on Form S-11 (File No. 333-132836).
(8)	Filed previously as an exhibit to the Company’s Registration Statement on Form 8-A filed on June 9, 2014.
(9)	Filed previously as an exhibit to the Company’s Annual Report on Form 10-K for the year ended December 31, 2010.
(10)	Filed previously as an exhibit to the Company’s Current Report on Form 8-K filed on March 2, 2011.
(11)	Filed previously as an exhibit to the Company’s Current Report on Form 8-K filed on July 25, 2018.
(12)	Filed previously as an exhibit to the Company’s Annual Report on Form 10-K for the year ended December 31, 2012 filed on March 18, 2013.
(13)	Filed previously as an exhibit to the Company’s Current Report on Form 8-K filed on March 2, 2012.
(14)	Filed previously as an exhibit to the Company’s Current Report on Form 8-K filed on June 13, 2012.
(15)	Filed previously as an exhibit to the Company’s registration statement on Form 8-A filed on June 8, 2012.
(16)	Filed previously as an exhibit to the Company’s Current Report on Form 8-K filed on June 29, 2012.
(17)	Filed previously as an exhibit to the Company’s Registration Statement on Form 8-A filed on September 28, 2012.
(18)	Filed previously as an exhibit to the Company’s Current Report on Form 8-K filed on September 23, 2014.
(19)	RESERVED
(20)	Filed previously as an exhibit to the Company’s Current Report on Form 8-K filed on October 1, 2012.
(21)	Filed previously as an exhibit to the Company Current Report on Form 8-K filed on November 20, 2012.
(22)	Filed previously as an exhibit to the Company’s Current Report on Form 8-K filed on April 8, 2013.
(23)	Filed previously as an exhibit to the Company’s Current Report on Form 8-K filed on July 25, 2013.
(24)	Filed previously as an exhibit to the Company’s Current Report on Form 8-K filed on October 21, 2013.
(25)	Filed previously as an exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2014.
(26)	Filed previously as an exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2015.
(27)	Filed previously as an exhibit to the Company’s Current Report on Form 8-K filed on September 1, 2015.
(28)	Filed previously as an exhibit to the Company’s Current Report on Form 8-K filed on September 16, 2015.
(29)	Filed previously as an exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2016.
(30)	RESERVED
(31)	Filed previously as an exhibit to the Company’s Annual Report on Form 10-K for the year ended December 31, 2016.
(32)	Filed previously as an exhibit to the Company’s Current Report on Form 8-K filed on June 8, 2017.
(33)	Filed previously as an exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2017.
(34)	Filed previously as an exhibit to the Company’s Current Report on Form 8-K filed on August 16, 2017.
(35)	Filed previously as an exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2016.
(36)	RESERVED
(37)	Filed previously as an exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2017.
(38)	Filed previously as an exhibit to the Company’s Current Report on Form 8-K filed on April 12, 2018.
(39)	Filed previously as an exhibit to the Company’s Current Report on Form 8-K filed on May 25, 2018.
(40)	Filed previously as an exhibit to the Company’s Current Report on Form 8-K filed on October 30, 2018.
(41)	Filed previously as an exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2018.
(42)	Filed previously as an exhibit to the Company’s Annual Report on Form 10-K for the year ended December 31, 2018.
(43)	Filed previously as an exhibit to the Company’s Current Report on Form 8-K filed on March 27, 2019.
(44)	Filed previously as an exhibit to the Company’s Current Report on Form 8-K filed on May 30, 2019.
(45)	Filed previously as an exhibit to the Company’s Proxy Statement filed on April 18, 2019.

(Back to Index)

(Back to Index)

(46)	Filed previously as an exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2019.
(47)	Filed previously as an exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2019.
(48)	RESERVED
(49)	Filed previously as an exhibit to the Company’s Annual Report on Form 10-K for the year ended December 31, 2019.
(50)	Filed previously as an exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2020.
(51)	Filed previously as an exhibit to the Company’s Current Report on Form 8-K filed on August 3, 2020.
(52)	Filed previously as an exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2020.
(53)	Filed previously as an exhibit to the Company’s Current Report on Form 8-K filed on September 22, 2020.
(54)	Filed previously as an exhibit to the Company’s Current Report on Form 8-K filed on October 7, 2020.
(55)	Filed previously as an exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2020.
(56)	Filed previously as an exhibit to the Company’s Current Report on Form 8-K filed on February 18, 2021.
(57)	Filed previously as an exhibit to the Company’s Annual Report on Form 10-K for the year ended December 31, 2020.
(58)	Filed previously as an exhibit to the Company’s Proxy Statement filed on April 12, 2021.
(59)	Filed previously as an exhibit to the Company’s Current Report on Form 8-K filed on May 21, 2021.
(60)	Filed previously as an exhibit to the Company’s Current Report on Form 8-K filed on June 1, 2021.
(61)	Filed previously as an exhibit to the Company’s Current Report on Form 8-K filed on June 9, 2021.

(Back to Index)

(Back to Index)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ACRES COMMERCIAL REALTY CORP.
(Registrant)

August 6, 2021	By:	/s/ Mark Fogel
Mark Fogel
President & Chief Executive Officer

August 6, 2021	By:	/s/ David J. Bryant
David J. Bryant
Senior Vice President
Chief Financial Officer and Treasurer

August 6, 2021	By:	/s/ Eldron C. Blackwell
Eldron C. Blackwell
Vice President
Chief Accounting Officer

(Back to Index)