Form 10-Q
period 2021-09-30
ACRES Commercial Realty Corp.
filed 2021-11-09
CIK 1332551

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2021

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________ to __________

Commission File Number: 1-32733

ACRES COMMERCIAL REALTY CORP.

(Exact name of registrant as specified in its charter)

Maryland	20-2287134
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

390 RXR Plaza, Uniondale, New York 11556

(Address of principal executive offices) (Zip Code)

(516) 535-0015

(Registrant’s telephone number, including area code)

865 Merrick Avenue, Suite 200 S, Westbury, NY 11590

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

The number of outstanding shares of the registrant’s common stock on November 4, 2021 was 9,423,608 shares.

(Back to Index)

ACRES COMMERCIAL REALTY CORP. AND SUBSIDIARIES

INDEX TO QUARTERLY REPORT

ON FORM 10-Q

(Back to Index)

(Back to Index)

PART I

ITEM 1.	FINANCIAL STATEMENTS

ACRES COMMERCIAL REALTY CORP. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share data)

	September 30, 2021	December 31, 2020
	(unaudited)
ASSETS (1)
Cash and cash equivalents	$109,949	$29,355
Restricted cash	32,406	38,386
Accrued interest receivable	6,678	7,372
CRE loans	1,845,688	1,541,992
Less: allowance for credit losses	(18,863)	(34,310)
CRE loans, net	1,826,825	1,507,682
Investment securities available-for-sale	—	2,080
Principal paydowns receivable	25,010	4,250
Loan receivable - related party	11,675	11,875
Investments in unconsolidated entities	1,548	1,548
Investments in real estate	32,799	33,806
Right of use assets	5,984	5,592
Intangible assets	3,041	3,294
Other assets	5,835	8,783
Assets held for sale	—	61
Total assets	$2,061,750	$1,654,084
LIABILITIES (2)
Accounts payable and other liabilities	$3,987	$2,068
Management fee payable - related party	1,128	442
Accrued interest payable	2,521	6,036
Borrowings	1,602,602	1,304,727
Lease liabilities	3,560	3,107
Distributions payable	3,260	1,725
Accrued tax liability	1	57
Liabilities held for sale	1,422	1,540
Total liabilities	1,618,481	1,319,702
STOCKHOLDERS’ EQUITY
Preferred stock, par value $0.001: 10,000,000 shares authorized 8.625% Fixed-to-Floating Series C Cumulative Redeemable Preferred Stock, liquidation preference $25.00 per share; 4,800,000 and 4,800,000 shares issued and outstanding	5	5
Preferred stock, par value $0.001: 6,800,000 shares authorized 7.875% Series D Cumulative Redeemable Preferred Stock, liquidation preference $25.00 per share; 4,600,000 and 0 shares issued and outstanding	5	—
Common stock, par value $0.001: 41,666,666 and 125,000,000 shares authorized; 9,423,608 and 10,162,289 shares issued and outstanding (including 333,329 and 11,610 of unvested restricted shares)	9	10
Additional paid-in capital	1,182,706	1,085,941
Accumulated other comprehensive loss	(8,594)	(9,978)
Distributions in excess of earnings	(730,862)	(741,596)
Total stockholders’ equity	443,269	334,382
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$2,061,750	$1,654,084

The accompanying notes are an integral part of these statements

(Back to Index)

(Back to Index)

ACRES COMMERCIAL REALTY CORP. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS - (Continued)

(in thousands, except share and per share data)

	September 30, 2021	December 31, 2020
	(unaudited)
(1) Assets of consolidated variable interest entities (“VIEs”) included in total assets above:
Restricted cash	$32,385	$38,353
Accrued interest receivable	4,089	5,398
CRE loans, pledged as collateral (3)	1,169,809	1,231,184
Principal paydowns receivable	25,010	4,250
Other assets	314	114
Total assets of consolidated VIEs	$1,231,607	$1,279,299
(2) Liabilities of consolidated VIEs included in total liabilities above:
Accounts payable and other liabilities	$129	$136
Accrued interest payable	679	806
Borrowings	960,709	1,027,929
Total liabilities of consolidated VIEs	$961,517	$1,028,871
(3)	Excludes the allowance for credit losses.

The accompanying notes are an integral part of these statements

(Back to Index)

(Back to Index)

ACRES COMMERCIAL REALTY CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except share and per share data)

(unaudited)

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2021	2020	2021	2020
REVENUES
Interest income:
CRE loans	$23,946	$24,482	$74,294	$78,482
Securities	—	100	161	6,521
Other	40	56	73	168
Total interest income	23,986	24,638	74,528	85,171
Interest expense	14,534	13,033	46,960	43,974
Net interest income	9,452	11,605	27,568	41,197
Real estate income	2,627	—	7,013	—
Other revenue	17	19	49	62
Total revenues	12,096	11,624	34,630	41,259
OPERATING EXPENSES
Management fees - related party	1,700	1,284	4,405	4,728
Equity compensation - related party	771	1,905	961	3,118
Real estate operating expenses	2,401	—	6,713	—
General and administrative	2,664	5,295	8,533	11,552
Depreciation and amortization	16	12	75	34
Provision for (reversal of) credit losses, net	537	(8,172)	(15,447)	49,449
Total operating expenses	8,089	324	5,240	68,881

	4,007	11,300	29,390	(27,622)
OTHER INCOME (EXPENSE)
Net realized and unrealized gain (loss) on investment securities available-for-sale and loans and derivatives	—	96	878	(186,243)
Fair value and other adjustments on asset held for sale	—	(3,371)	—	(8,089)
Loss on extinguishment of debt	(9,006)	—	(9,006)	—
Other income	71	134	505	192
Total other income (expense)	(8,935)	(3,141)	(7,623)	(194,140)

(LOSS) INCOME BEFORE TAXES	(4,928)	8,159	21,767	(221,762)
Income tax benefit	—	—	—	—
NET (LOSS) INCOME	(4,928)	8,159	21,767	(221,762)
Net income allocated to preferred shares	(4,877)	(2,588)	(11,033)	(7,763)
NET (LOSS) INCOME ALLOCABLE TO COMMON SHARES	$(9,805)	$5,571	$10,734	$(229,525)
NET (LOSS) INCOME PER COMMON SHARE - BASIC	$(1.03)	$0.51	$1.09	$(21.47)
NET (LOSS) INCOME PER COMMON SHARE - DILUTED	$(1.03)	$0.51	$1.09	$(21.47)
WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING - BASIC	9,553,412	10,964,604	9,818,138	10,692,743
WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING - DILUTED	9,553,412	10,966,286	9,836,603	10,692,743

The accompanying notes are an integral part of these statements

(Back to Index)

(Back to Index)

ACRES COMMERCIAL REALTY CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(in thousands)

(unaudited)

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2021	2020	2021	2020
Net (loss) income	$(4,928)	$8,159	$21,767	$(221,762)
Other comprehensive income (loss):
Reclassification adjustments for realized losses on investment securities available-for-sale included in net (loss) income	—	106	—	185,463
Unrealized losses on investment securities available-for-sale, net	—	—	—	(191,283)
Reclassification adjustments associated with net unrealized losses from interest rate swaps included in net (loss) income	466	467	1,384	788
Unrealized losses on derivatives, net	—	—	—	(7,233)
Total other comprehensive income (loss)	466	573	1,384	(12,265)
Comprehensive (loss) income before allocation to preferred shares	(4,462)	8,732	23,151	(234,027)
Net income allocated to preferred shares	(4,877)	(2,588)	(11,033)	(7,763)
Comprehensive (loss) income allocable to common shares	$(9,339)	$6,144	$12,118	$(241,790)

The accompanying notes are an integral part of these statements

(Back to Index)

(Back to Index)

ACRES COMMERCIAL REALTY CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(in thousands, except share data)

(unaudited)

	Common Stock		Series C Preferred	Series D Preferred	Additional Paid-In	Accumulated Other Comprehensive	Retained Earnings (Distributions in Excess	Total Stockholders’
	Shares	Amount	Stock	Stock	Capital	(Loss) Income	of Earnings)	Equity
Balance, December 31, 2020	10,162,289	$10	$5	$—	$1,085,941	$(9,978)	$(741,596)	$334,382
Purchase and retirement of common stock	(744,778)	(1)	—	—	(9,518)	—	—	(9,519)
Amortization of stock-based compensation	—	—	—	—	19	—	—	19
Net income	—	—	—	—	—	—	13,056	13,056
Distributions and accrual of cumulative preferred stock dividends	—	—	—	—	—	—	(2,588)	(2,588)
Amortization of terminated derivatives	—	—	—	—	—	456	—	456
Balance, March 31, 2021	9,417,511	$9	$5	$—	$1,076,442	$(9,522)	$(731,128)	$335,806
Proceeds from issuance of preferred stock	—	—	—	5	114,995	—	—	115,000
Offering costs	—	—	—	—	(4,235)	—	—	(4,235)
Purchase and retirement of common stock	(273,789)	—	—	—	(4,317)	—	—	(4,317)
Stock-based compensation	333,329	—	—	—	—	—	—	—
Amortization of stock-based compensation	—	—	—	—	171	—	—	171
Net income	—	—	—	—	—	—	13,639	13,639
Distributions and accrual of cumulative preferred stock dividends	—	—	—	—	—	—	(3,568)	(3,568)
Amortization of terminated derivatives	—	—	—	—	—	462	—	462
Balance June 30, 2021	9,477,051	$9	$5	$5	$1,183,056	$(9,060)	$(721,057)	$452,958
Offering costs	—	—	—	—	(232)	—	—	(232)
Purchase and retirement of common stock	(53,443)	—	—	—	(889)	—	—	(889)
Stock-based compensation	—	—	—	—	—	—	—	—
Amortization of stock-based compensation	—	—	—	—	771	—	—	771
Net loss	—	—	—	—	—	—	(4,928)	(4,928)
Distributions and accrual of cumulative preferred stock dividends	—	—	—	—	—	—	(4,877)	(4,877)
Amortization of terminated derivatives	—	—	—	—	—	466	—	466
Balance, September 30, 2021	9,423,608	$9	$5	$5	$1,182,706	$(8,594)	$(730,862)	$443,269

The accompanying notes are an integral part of these statements

(Back to Index)

(Back to Index)

ACRES COMMERCIAL REALTY CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY - (Continued)

(in thousands, except share data)

(unaudited)

	Common Stock		Series C Preferred	Additional Paid-In	Accumulated Other Comprehensive	Retained Earnings (Distributions in Excess	Total Stockholders’
	Shares	Amount	Stock	Capital	(Loss) Income	of Earnings)	Equity
Balance, December 31, 2019	10,626,864	$11	$5	$1,085,062	$1,821	$(530,501)	$556,398
Cumulative effect of accounting change for adoption of credit loss guidance	—	—	—	—	—	(3,032)	(3,032)
Balance, January 1, 2020	10,626,864	$11	$5	$1,085,062	$1,821	$(533,533)	$553,366
Stock-based compensation	63,818	—	—	—	—	—	—
Amortization of stock-based compensation	—	—	—	498	—	—	498
Forfeiture of unvested stock	(9,996)	—	—	—	—	—	—
Net loss	—	—	—	—	—	(196,521)	(196,521)
Distributions and accrual of cumulative preferred stock dividends	—	—	—	—	—	(2,588)	(2,588)
Securities available-for-sale without an allowance for credit losses, fair value adjustment, net	—	—	—	—	(5,926)	—	(5,926)
Designated derivatives, fair value adjustment	—	—	—	—	(6,772)	—	(6,772)
Balance, March 31, 2020	10,680,686	$11	$5	$1,085,560	$(10,877)	$(732,642)	$342,057
Stock-based compensation	5,477	—	—	—	—	—	—
Amortization of stock-based compensation	—	—	—	715	—	—	715
Net loss	—	—	—	—	—	(33,400)	(33,400)
Accrual of cumulative preferred stock dividends	—	—	—	—	—	(2,587)	(2,587)
Designated derivatives, fair value adjustment	—	—	—	—	(140)	—	(140)
Balance, June 30, 2020	10,686,163	$11	$5	$1,086,275	$(11,017)	$(768,629)	$306,645
Equity component of 12% Senior Unsecured Notes	—	—	—	3,108	—	—	3,108
Stock-based compensation	11,611	—	—	(1)	—	—	(1)
Amortization of stock-based compensation	—	—	—	1,905	—	—	1,905
Net income	—	—	—	—	—	8,159	8,159
Accrual of cumulative preferred stock dividends	—	—	—	—	—	(2,588)	(2,588)
Securities available-for-sale without an allowance for credit losses, fair value adjustment, net	—	—	—	—	106	—	106
Designated derivatives, fair value adjustment	—	—	—	—	467	—	467
Balance, September 30, 2020	10,697,774	$11	$5	$1,091,287	$(10,444)	$(763,058)	$317,801

The accompanying notes are an integral part of these statements

(Back to Index)

(Back to Index)

ACRES COMMERCIAL REALTY CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	For the Nine Months Ended
	September 30,
	2021	2020
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$21,767	$(221,762)
Adjustments to reconcile net income (loss) from operations to net cash provided by operating activities:
(Reversal of) provision for credit losses, net	(15,447)	49,449
Depreciation, amortization and accretion	11,943	4,298
Amortization of stock-based compensation	961	3,118
Net realized and unrealized (gain) loss on investment securities available-for-sale and loans and derivatives	(878)	186,177
Fair value and other adjustments on asset held for sale	—	8,089
Loss on extinguishment of debt	4,043	—
Changes in operating assets and liabilities	3,105	(9,080)
Net cash provided by operating activities	25,494	20,289
CASH FLOWS FROM INVESTING ACTIVITIES:
Origination and purchase of loans	(964,357)	(209,102)
Principal payments received on loans	644,954	340,462
Proceeds from sale of loans	—	17,453
Purchase of investment securities available-for-sale	—	(24,610)
Principal payments on investment securities available-for-sale	—	4,733
Proceeds from sale of investment securities available-for-sale	2,958	37,764
Investment in loan - related party	—	(12,000)
Principal payments received on loan - related party	200	25
Purchase of furniture and fixtures	(176)	—
Net cash (used in) provided by investing activities	(316,421)	154,725
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of preferred stock (net of $4,467 of underwriting discounts and offering costs)	110,533	—
Repurchase of common stock	(14,725)	—
Proceeds from borrowings:
Securitizations	675,223	639,074
Senior secured financing facility	131,878	128,495
Warehouse financing facilities and repurchase agreements	591,890	275,039
Senior unsecured notes	150,000	50,000
Payments on borrowings:
Securitizations	(745,386)	(319,418)
Senior secured financing facility	(124,056)	—
Warehouse financing facilities and repurchase agreements	(284,890)	(827,684)
Convertible senior notes	(55,736)	(21,182)
Senior unsecured notes	(50,000)	—
Payment of debt issuance costs	(9,692)	(14,774)
Settlement of derivative instruments	—	(11,762)
Distributions paid on preferred stock	(9,498)	(2,588)
Distributions paid on common stock	—	(8,767)
Net cash provided by (used in) financing activities	365,541	(113,567)
NET INCREASE IN CASH AND CASH EQUIVALENTS AND RESTRICTED CASH	74,614	61,447
CASH AND CASH EQUIVALENTS AND RESTRICTED CASH AT BEG. OF PERIOD	67,741	94,434
CASH AND CASH EQUIVALENTS AND RESTRICTED CASH AT END OF PERIOD	$142,355	$155,881

The accompanying notes are an integral part of these statements

(Back to Index)

(Back to Index)

ACRES COMMERCIAL REALTY CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2021

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

(Back to Index)

(Back to Index)

ACRES COMMERCIAL REALTY CAPITAL CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

SEPTEMBER 30, 2021

(unaudited)

In December 2019, a novel strain of coronavirus (“COVID-19”) was identified. The resulting global proliferation of the virus led the World Health Organization to designate COVID-19 as a pandemic and numerous countries, including the U.S., to declare national emergencies. Many countries responded to the outbreak by instituting quarantines and restrictions on travel, which resulted in the closure or remote operation of non-essential businesses. Such actions produced material and previously unforeseeable shocks to global markets, disruptions to global supply chains and adversity to many industries and economies as whole. While the U.S. and certain countries around the world have eased restrictions and financial markets have stabilized to some degree in connection with the discovery and distribution of vaccines, the pandemic, exacerbated by virus variants, continues to cause uncertainty on the U.S. and global economies generally, and the CRE business in particular, that make estimates and assumptions as of September 30, 2021 inherently less certain than they would be absent the current and potential impacts of COVID-19. The Company believes the estimates and assumptions underlying the consolidated financial statements are reasonable and supportable based on the information available at September 30, 2021. Actual results may ultimately differ from those estimates.

Cash and Cash Equivalents

Cash and cash equivalents include cash on hand and all highly liquid investments with original maturities of three months or less at the time of purchase. At September 30, 2021 and December 31, 2020, approximately $108.4 million and $27.3 million, respectively, of the reported cash balances exceeded the Federal Deposit Insurance Corporation and Securities Investor Protection Corporation deposit insurance limits of $250,000 per respective depository or brokerage institution. However, all of the Company’s cash deposits are held at multiple, established financial institutions, in multiple accounts associated with its parent and respective consolidated subsidiaries, to minimize credit risk exposure.

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

The following table provides a reconciliation of cash, cash equivalents and restricted cash on the consolidated balance sheets to the total amount shown on the consolidated statements of cash flows (in thousands):

	September 30,
	2021	2020
Cash and cash equivalents	$109,949	$122,105
Restricted cash	32,406	33,776
Total cash, cash equivalents and restricted cash shown on the Company’s consolidated statements of cash flows	$142,355	$155,881

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

Investment in Real Estate

The Company amortizes the value allocated to lease right of use assets and related in-place lease liabilities, when determined to be operating leases, using the straight-line method over the remaining lease term. The value allocated to any associated above or below market lease intangible asset or liability is amortized to lease expense over the remaining lease term. The estimated useful lives of the right of use assets and lease liabilities are each 66.3 years.

(Back to Index)

(Back to Index)

ACRES COMMERCIAL REALTY CAPITAL CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

SEPTEMBER 30, 2021

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

Income Taxes

The Company recorded a full valuation allowance against its net deferred tax assets of $63.0 million (tax effected expense of $21.2 million) at September 30, 2021, as the Company believes it is more likely than not that the deferred tax assets will not be realized. This assessment was based on the Company’s cumulative historical losses and uncertainties as to the amount of taxable income that would be generated in future years by the Company’s taxable REIT subsidiaries.

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

In June 2021, Exantas Capital Corp. 2020-RSO8, Ltd.’s (“XAN 2020-RSO8”) and Exantas Capital Corp. 2020-RSO9, Ltd.’s (“XAN 2020-RSO9”) senior notes’ benchmark rate, one-month LIBOR, was replaced with the compounded Secured Overnight Financing Rate (“Compounded SOFR”) plus a benchmark adjustment. As each securitizations’ indentures included terms referencing a benchmark rate replacement, no amendments to the indentures were required. The Company will apply the replacement of the benchmark rate prospectively by adjusting the effective interest rate. Additionally, all of the Company’s underwritten loans contain terms that allow for a change to an alternative benchmark rate upon the discontinuation of LIBOR. For the Company’s remaining financial instruments utilizing LIBOR as a benchmark rate, the guidance is optional and may be elected over time, through December 31, 2022, as reference rate reform activities occur.

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

SEPTEMBER 30, 2021

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

Consolidated VIEs (the Company is the primary beneficiary)

Based on management’s analysis, the Company was the primary beneficiary of six VIEs at September 30, 2021 and December 31, 2020 (collectively, the “Consolidated VIEs”).

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

Creditors of the Company’s Consolidated VIEs have no recourse to the general credit of the Company, nor to each other. During the nine months ended September 30, 2021 and 2020, the Company did not provide any financial support to any of its VIEs nor does it have any requirement to do so, although it may choose to do so in the future to maximize future cash flows from such investments to the Company. There are no explicit arrangements that obligate the Company to provide financial support to any of its Consolidated VIEs.

The following table shows the classification and carrying values of assets and liabilities of the Company’s Consolidated VIEs at September 30, 2021 (in thousands):

	CRE Securitizations	Other	Total
ASSETS
Restricted cash	$31,925	$460	$32,385
Accrued interest receivable	4,089	—	4,089
CRE loans, pledged as collateral (1)	1,169,809	—	1,169,809
Principal paydowns receivable	25,010	—	25,010
Other assets	314	—	314
Total assets (2)	$1,231,147	$460	$1,231,607

LIABILITIES
Accounts payable and other liabilities	$129	$—	$129
Accrued interest payable	679	—	679
Borrowings	960,709	—	960,709
Total liabilities	$961,517	$—	$961,517

(1)	Excludes the allowance for credit losses.
(2)	Assets of each of the Consolidated VIEs may only be used to settle the obligations of each respective VIE.

(Back to Index)

(Back to Index)

ACRES COMMERCIAL REALTY CAPITAL CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

SEPTEMBER 30, 2021

(unaudited)

Unconsolidated VIEs (the Company is not the primary beneficiary, but has a variable interest)

Based on management’s analysis, the Company is not the primary beneficiary of the VIEs discussed below since it does not have both (i) the power to direct the activities that most significantly impact the VIE’s economic performance and (ii) the obligation to absorb the losses of the VIE or the right to receive the benefits from the VIE, which could be significant to the VIE. Accordingly, the following VIEs are not consolidated in the Company’s financial statements at September 30, 2021. The Company continuously reassesses whether it is deemed to be the primary beneficiary of its unconsolidated VIEs. The Company’s maximum exposure to risk for each of these unconsolidated VIEs is set forth in the “Maximum Exposure to Loss” column in the table below.

Unsecured Junior Subordinated Debentures

The Company has a 100% interest in the common shares of Resource Capital Trust I (“RCT I”) and RCC Trust II (“RCT II”), respectively, with a value of $1.5 million in the aggregate, or 3.0% of each trust, at September 30, 2021. RCT I and RCT II were formed for the purposes of providing debt financing to the Company. The Company completed a qualitative analysis to determine whether or not it is the primary beneficiary of each of the trusts and determined that it was not the primary beneficiary of either trust because it does not have the power to direct the activities most significant to the trusts, which include the collection of principal and interest through servicing rights. Accordingly, neither trust is consolidated into the Company’s consolidated financial statements.

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

The following table shows the classification, carrying value and maximum exposure to loss with respect to the Company’s unconsolidated VIEs at September 30, 2021 (in thousands):

	Unsecured Junior Subordinated Debentures	Maximum Exposure to Loss
ASSETS
Accrued interest receivable	$5	$—
Investments in unconsolidated entities	1,548	$1,548
Total assets	1,553

LIABILITIES
Accrued interest payable	181	N/A
Borrowings	51,548	N/A
Total liabilities	51,729	N/A
Net (liability) asset	$(50,176)	N/A

At September 30, 2021, there were no explicit arrangements or implicit variable interests that could require the Company to provide financial support to any of its unconsolidated VIEs.

(Back to Index)

(Back to Index)

ACRES COMMERCIAL REALTY CAPITAL CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

SEPTEMBER 30, 2021

(unaudited)

NOTE 4 - SUPPLEMENTAL CASH FLOW INFORMATION

The following table summarizes the Company’s supplemental disclosure of cash flow information (in thousands):

	For the Nine Months Ended
	September 30,
	2021	2020
Supplemental cash flows:
Interest expense paid in cash	$33,889	$38,246
Income taxes paid in cash	$—	$—
Non-cash operating activities include the following:
Receipt of right of use assets	$(479)	$—
Execution of operating leases	$479	$—
Non-cash investing activities include the following:
Proceeds from the relinquishment of investment securities available-for-sale	$—	$369,873
Non-cash financing activities include the following:
Repayment of repurchase agreements from the relinquishment of investment securities available-for-sale	$—	$(369,873)
Distributions on preferred stock accrued but not paid	$3,260	$6,900

(Back to Index)

(Back to Index)

ACRES COMMERCIAL REALTY CAPITAL CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

SEPTEMBER 30, 2021

(unaudited)

NOTE 5 - LOANS

The following is a summary of the Company’s loans (dollars in thousands, except amounts in footnotes):

Description	Quantity	Principal	Unamortized (Discount) Premium, net (1)	Amortized Cost	Allowance for Credit Losses	Carrying Value	Contractual Interest Rates (2)(3)	Maturity Dates (4)(5)
At September 30, 2021:
CRE loans held for investment:
Whole loans (6)(7)	95	$1,853,168	$(12,180)	$1,840,988	$(18,578)	$1,822,410	1M LIBOR plus 2.70% to 1M LIBOR plus 9.00%	November 2021 to September 2025
Mezzanine loan (6)	1	4,700	—	4,700	(285)	4,415	10.00%	June 2028
Total CRE loans held for investment		$1,857,868	$(12,180)	$1,845,688	$(18,863)	$1,826,825

At December 31, 2020:
CRE loans held for investment:
Whole loans (6)(7)	95	$1,515,722	$(6,144)	$1,509,578	$(32,283)	$1,477,295	1M LIBOR plus 2.70% to 1M LIBOR plus 9.00%	January 2021 to January 2024
Mezzanine loan (6)	1	4,700	—	4,700	(301)	4,399	10.00%	June 2028
Preferred equity investments (8)	2	27,650	64	27,714	(1,726)	25,988	11.00% to 11.50%	June 2022 to April 2023
Total CRE loans held for investment		$1,548,072	$(6,080)	$1,541,992	$(34,310)	$1,507,682

(1)

Amounts include unamortized loan origination fees of $11.7 million and $5.7 million and deferred amendment fees of $469,000 and $495,000 at September 30, 2021 and December 31, 2020, respectively. Additionally, the amounts include unamortized loan acquisition costs of $29,000 and $118,000 at September 30, 2021 and December 31, 2020, respectively.

(2)

The Company’s whole loan portfolio of $1.9 billion and $1.5 billion had a weighted-average one-month LIBOR floor of 1.03% and 1.88% at September 30, 2021 and December 31, 2020, respectively. At September 30, 2021, all but one of the Company’s floating-rate whole loans had one-month LIBOR floors. At December 31, 2020, all whole loans had one-month LIBOR floors.

(3)	Excludes one whole loan that has a fixed interest rate of 5.75% from June 2021 through December 2021 in connection with a modification.
(4)	Maturity dates exclude contractual extension options, subject to the satisfaction of certain terms that may be available to the borrowers.
(5)	Maturity dates exclude four and three whole loans, with amortized costs of $49.1 million and $39.7 million, in maturity default at September 30, 2021 and December 31, 2020, respectively.
(6)	Substantially all loans are pledged as collateral under various borrowings at September 30, 2021 and December 31, 2020.
(7)

CRE whole loans had $140.6 million and $67.2 million in unfunded loan commitments at September 30, 2021 and December 31, 2020, respectively. These unfunded loan commitments are advanced as the borrowers formally request additional funding and meet certain benchmarks, as permitted under the loan agreement, and any necessary approvals have been obtained.

(8)	The interest rate on the Company’s preferred equity investments paid at 8.00%. The remaining interest was deferred until payoff, which occurred in March 2021 and April 2021.
(Back to Index)

(Back to Index)

ACRES COMMERCIAL REALTY CAPITAL CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

SEPTEMBER 30, 2021

(unaudited)

The following is a summary of the contractual maturities of the Company’s CRE loans held for investment, at amortized cost (in thousands, except amounts in the footnotes):

Description	2021	2022	2023 and Thereafter	Total
At September 30, 2021:
Whole loans (1)	$85,013	$530,398	$1,176,479	$1,791,890
Mezzanine loan	—	—	4,700	4,700
Total CRE loans (2)	$85,013	$530,398	$1,181,179	$1,796,590

Description	2021	2022	2023 and Thereafter	Total
At December 31, 2020:
Whole loans (1)	$599,053	$540,639	$330,143	$1,469,835
Mezzanine loan	—	—	4,700	4,700
Preferred equity investments	—	6,452	21,262	27,714
Total CRE loans (2)	$599,053	$547,091	$356,105	$1,502,249

(1)	Excludes four and three whole loans, with amortized costs of $49.1 million and $39.7 million, in default at September 30, 2021 and December 31, 2020, respectively.
(2)

At September 30, 2021, the amortized costs of the floating-rate CRE whole loans, summarized by contractual maturity assuming full exercise of the extension options, were $14.3 million, $87.2 million and $1.7 billion in 2021, 2022 and 2023 and thereafter, respectively. At December 31, 2020, the amortized costs of the floating-rate CRE whole loans, summarized by contractual maturity assuming full exercise of the extension options, were $112.4 million, $125.1 million and $1.3 billion in 2021, 2022 and 2023 and thereafter, respectively.

At September 30, 2021, approximately, 22.0%, 18.4% and 15.7% of the Company’s CRE loan portfolio was concentrated in the Southeast, Southwest and Mountain regions, respectively, based on carrying value, as defined by the National Council of Real Estate Investment Fiduciaries. At December 31, 2020, approximately 21.4%, 17.9% and 16.1% of the Company’s CRE loan portfolio was concentrated in the Mountain, Southwest and Southeast regions, respectively, based on carrying value. No single loan or investment represented more than 10% of the Company’s total assets and no single investor group generated over 10% of the Company’s revenue.

Principal Paydowns Receivable

Principal paydowns receivable represents loan principal payments that have been received by the Company’s servicers and trustees but have not been remitted to the Company. At September 30, 2021, the Company had $25.0 million of loan principal paydowns receivable, all of which was received in cash by the Company in October 2021. At December 31, 2020, the Company had $4.3 million of loan principal paydowns receivable, all of which was received in cash by the Company in January 2021.

NOTE 6 - FINANCING RECEIVABLES

The following table shows the activity in the allowance for credit losses for the nine months ended September 30, 2021 and year ended December 31, 2020 (in thousands, except amount in the footnote):

	Nine Months Ended September 30, 2021	Year Ended December 31, 2020
	CRE Loans	CRE Loans
Allowance for credit losses:
Allowance for credit losses at beginning of period	$34,310	$1,460
Adoption of the new accounting guidance	—	3,032
(Reversal of) provision for credit losses	(15,447)	30,815
Realized loss on sale of loan (1)	—	(997)
Allowance for credit losses at end of period	$18,863	$34,310

(1)

The allowance for credit losses included a realized loss of $997,000 that was charged to the allowance related to one CRE loan sale that occurred during the year ended December 31, 2020. There was no such charge off during the nine months ended September 30, 2021.

(Back to Index)

(Back to Index)

ACRES COMMERCIAL REALTY CAPITAL CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

SEPTEMBER 30, 2021

(unaudited)

During the three months ended September 30, 2021, the Company recorded a provision for expected credit losses of $537,000 in connection with an increase in the size of the CRE loan portfolio, offset by an improvement in macroeconomic conditions. During the nine months ended September 30, 2021, reversals of expected credit losses in the first and second quarters of 2021 outpaced the provision during the third quarter of 2021, resulting in a net reversal of expected credit losses of $15.4 million. Overall, the reversal of expected credit losses was attributable to declines in expected unemployment and continued improvement in macroeconomic conditions, loan paydowns and improved collateral operating performance.

Beginning in the first quarter through the second quarter of 2020, expected credit losses on the Company’s CRE loan portfolio were negatively impacted by higher than expected unemployment and increased volatility in CRE asset pricing and liquidity in connection with the COVID-19 pandemic. While projections of declining unemployment and recoveries in CRE asset pricing began to improve during the three months ended September 30, 2020, resulting in a reversal of expected credit losses of $8.1 million, the impact of COVID-19 in the first two quarters of 2020 resulted in a provision for expected credit losses of $48.5 million during the nine months ended September 30, 2020.

During the three and nine months ended September 30, 2021, the Company individually evaluated an office loan in the East North Central region with a $19.9 million principal balance, two hotel loans in the Northeast region with $23.3 million of total principal balances and a hotel loan in the East North Central region with a $8.4 million principal balance for which sale or foreclosure was determined to be probable. The Company obtained an updated appraisal in October 2021 on the office loan, which indicated an as-is appraised value of $17.6 million. The Company consequently recorded a provision for credit losses of $400,000 during the three months ended September 30, 2021 to increase the current expected credit losses (“CECL”) allowance to $2.3 million on the loan, which was based on the new appraised value of the collateral. Additionally, the Company received a bid to sell the note on one hotel loan in the Northeast region with a $9.3 million principal balance. Using the bid less estimated costs to sell, the Company individually evaluated the loan and recorded a reversal of credit losses of $465,000 during the three months ended September 30, 2021. The loan had a CECL allowance of $1.8 million at September 30, 2021. The hotel loan in the East North Central region and other hotel loan in the Northeast region were determined to have no CECL allowance as the as-is appraised values on the properties were in excess of the principal and interest balances.

Credit quality indicators

Commercial Real Estate Loans

CRE loans are collateralized by a diversified mix of real estate properties and are assessed for credit quality based on the collective evaluation of several factors, including but not limited to: collateral performance relative to underwritten plan, time since origination, current implied and/or reunderwritten loan-to-collateral value ratios, loan structure and exit plan. Depending on the loan’s performance against these various factors, loans are rated on a scale from 1 to 5, with loans rated 1 representing loans with the highest credit quality and loans rated 5 representing loans with the lowest credit quality. Loans are rated a 2 at origination. The factors evaluated provide general criteria to monitor credit migration in the Company’s loan portfolio; as such, a loan’s rating may improve or worsen, depending on new information received.

(Back to Index)

(Back to Index)

ACRES COMMERCIAL REALTY CAPITAL CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

SEPTEMBER 30, 2021

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

Credit risk profiles of CRE loans at amortized cost were as follows (in thousands, except amounts in the footnotes):

	Rating 1	Rating 2	Rating 3	Rating 4	Rating 5	Total (1)
At September 30, 2021:
Whole loans, floating-rate (2)	$—	$1,310,042	$353,430	$123,647	$53,869	$1,840,988
Mezzanine loan	—	—	4,700	—	—	4,700
Total	$—	$1,310,042	$358,130	$123,647	$53,869	$1,845,688

At December 31, 2020:
Whole loans, floating-rate	$—	$611,838	$599,208	$262,398	$36,134	$1,509,578
Mezzanine loan	—	—	4,700	—	—	4,700
Preferred equity investments	—	—	6,452	21,262	—	27,714
Total	$—	$611,838	$610,360	$283,660	$36,134	$1,541,992

(1)	The total amortized cost of CRE loans excluded accrued interest receivable of $6.6 million and $7.3 million at September 30, 2021 and December 31, 2020, respectively.
(2)	Includes one $20.8 million whole loan, risk rated a 3, that has a fixed interest rate of 5.75% from June 2021 through December 2021 in connection with a modification.

(Back to Index)

(Back to Index)

ACRES COMMERCIAL REALTY CAPITAL CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

SEPTEMBER 30, 2021

(unaudited)

Credit risk profiles of CRE loans by origination year at amortized cost were as follows (in thousands, except amounts in the footnotes):

	2021	2020	2019	2018	2017	Prior	Total (1)
At September 30, 2021:
Whole loans, floating-rate: (2)
Rating 2	$944,534	$197,627	$114,859	$53,022	$—	$—	$1,310,042
Rating 3 (3)	10,315	10,084	190,708	108,327	16,496	17,500	353,430
Rating 4	—	—	28,420	86,025	—	9,202	123,647
Rating 5	—	—	22,373	9,300	19,900	2,296	53,869
Total whole loans, floating-rate	954,849	207,711	356,360	256,674	36,396	28,998	1,840,988
Mezzanine loan (rating 3)	—	—	—	4,700	—	—	4,700
Total	$954,849	$207,711	$356,360	$261,374	$36,396	$28,998	$1,845,688

	2020	2019	2018	2017	2016	Prior	Total (1)
At December 31, 2020:
Whole loans, floating-rate: (2)
Rating 2	$221,364	$279,077	$111,397	$—	$—	$—	$611,838
Rating 3	43,579	246,073	246,944	45,142	—	17,470	599,208
Rating 4	—	77,495	129,536	46,220	—	9,147	262,398
Rating 5	—	13,938	—	19,900	—	2,296	36,134
Total whole loans, floating-rate	264,943	616,583	487,877	111,262	—	28,913	1,509,578
Mezzanine loan (rating 3)	—	—	4,700	—	—	—	4,700
Preferred equity investments
Rating 3	—	6,452	—	—	—	—	6,452
Rating 4	—	—	21,262	—	—	—	21,262
Total preferred equity investments	—	6,452	21,262	—	—	—	27,714
Total	$264,943	$623,035	$513,839	$111,262	$—	$28,913	$1,541,992

(1)	The total amortized cost of CRE loans excluded accrued interest receivable of $6.6 million and $7.3 million at September 30, 2021 and December 31, 2020, respectively.
(2)	Acquired CRE whole loans are grouped within each loan’s year of issuance.
(3)	Includes one $20.8 million whole loan, originated in 2018, that has a fixed interest rate of 5.75% from June 2021 through December 2021 in connection with a modification.

(Back to Index)

(Back to Index)

ACRES COMMERCIAL REALTY CAPITAL CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

SEPTEMBER 30, 2021

(unaudited)

Loan Portfolio Aging Analysis

The following table presents the CRE loan portfolio aging analysis as of the dates indicated for CRE loans at amortized cost (in thousands, except amounts in footnotes):

	30-59 Days	60-89 Days	Greater than 90 Days (1)	Total Past Due	Current (2)	Total Loans Receivable (3)	Total Loans > 90 Days and Accruing
At September 30, 2021:
Whole loans, floating-rate (4)	$—	$—	$39,798	$39,798	$1,801,190	$1,840,988	$19,898
Mezzanine loan	—	—	—	—	4,700	4,700	—
Total	$—	$—	$39,798	$39,798	$1,805,890	$1,845,688	$19,898

At December 31, 2020:
Whole loans, floating-rate	$—	$—	$11,443	$11,443	$1,498,135	$1,509,578	$11,443
Mezzanine loan	—	—	—	—	4,700	4,700	—
Preferred equity investments	—	—	—	—	27,714	27,714	—
Total	$—	$—	$11,443	$11,443	$1,530,549	$1,541,992	$11,443

(1)

During the three and nine months ended September 30, 2021, the Company recognized interest income of $480,000 and $1.7 million, respectively, on the three loans with principal payments past due greater than 90 days at September 30, 2021. During the three and nine months ended September 30, 2020, the Company recognized interest income of $605,000 and $1.8 million, respectively, on these loans.

(2)	Includes two whole loans, with amortized costs of $28.3 million, in maturity default at December 31, 2020.
(3)	The total amortized cost of CRE loans excluded accrued interest receivable of $6.6 million and $7.3 million at September 30, 2021 and December 31, 2020, respectively.
(4)	Includes one $20.8 million whole loan, which is current, that has a fixed interest rate of 5.75% from June 2021 through December 2021 in connection with a modification.

At September 30, 2021 and December 31, 2020, the Company had four and three CRE loans in maturity default, respectively, with total amortized costs of $49.1 million and $39.7 million, respectively. One of the four loans in maturity default, with a carrying value of $17.6 million at September 30, 2021, completed the receipt of the deed-in-lieu of foreclosure in October 2021 on the collateral, based on an as-is appraised value. Two of the four loans in maturity default at September 30, 2021 are making current interest payments, while one of the loans was on non-accrual status.

The Company received proceeds of $28.8 million relating to the payoffs of its preferred equity investments during the nine months ended September 30, 2021.

Troubled Debt Restructurings (“TDRs”)

There were no TDRs for the nine months ended September 30, 2021 and 2020.

During the nine months ended September 30, 2021, the Company entered into 13 agreements that extended loans by a weighted average period of 11 months and, in certain cases, modified certain other loan terms. Three formerly forborne borrowers and one borrower performing in accordance with a forbearance agreement were in maturity default at September 30, 2021. No loan modifications during the nine months ended September 30, 2021 resulted in TDRs.

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

SEPTEMBER 30, 2021

(unaudited)

The following table summarizes the book value of the Company’s investments in real estate and related intangible assets (in thousands, except amounts in the footnotes):

	September 30, 2021			December 31, 2020
	Cost	Accumulated Depreciation & Amortization	Book Value	Cost	Accumulated Depreciation & Amortization	Book Value
Assets acquired:
Investments in real estate (1)	$34,104	$(1,305)	$32,799	$33,929	$(123)	$33,806
Right of use assets (2)(3)	5,603	(74)	5,529	5,603	(11)	5,592
Intangible assets (4)	3,337	(296)	3,041	3,336	(42)	3,294
Total	43,044	(1,675)	41,369	42,868	(176)	42,692

Liabilities assumed:
Lease liabilities (3)	(3,113)	41	(3,072)	(3,113)	6	(3,107)
Total	(3,113)	41	(3,072)	(3,113)	6	(3,107)

	$39,931		$38,297	$39,755		$39,585

(1)	Includes approximately $180,000 and $5,000 of furniture and fixtures purchased for the property, subsequent to the date of acquisition, at September 30, 2021 and December 31, 2020, respectively.
(2)

Right of use assets include a right of use asset associated with an acquired ground lease of $3.1 million accounted for as an operating lease and a below-market lease intangible asset of $2.5 million at September 30, 2021 and December 31, 2020.

(3)	Refer to Note 8 for additional information on the Company’s remaining operating leases.
(4)

Intangible assets include a franchise agreement intangible asset of $2.7 million and $2.8 million and a customer list intangible asset of $352,000 and $477,000 at September 30, 2021 and December 31, 2020, respectively.

The right of use assets and lease liabilities comprised an acquired ground lease that was determined to be an operating lease and associated below-market lease intangible asset. The lease payments on the ground lease consist of air rights rent, retail rent and parking rent, the amounts of which are specifically determined in the executed lease agreement and subsequently increased based on the increase of the consumer price index over a specified number of periods. The Company recorded approximately $35,000 of offsetting amortization and accretion on its ground lease right of use assets and lease liabilities during the nine months ended September 30, 2021.

During the three and nine months ended September 30, 2021, the Company recorded amortization expense of approximately $94,000 and $282,000, respectively, on its intangible assets. The Company expects to record amortization expense of $375,000, $375,000, $355,000, $210,000 and $210,000 during the 2021, 2022, 2023, 2024 and 2025 fiscal years, respectively, on its intangible assets.

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

•	Office equipment: payments are made on a fixed schedule.

The following table summarizes the Company’s operating leases (in thousands):

September 30, 2021
Operating Leases:
Right of use assets	$455
Lease liabilities	$(488)

Weighted average remaining lease term:	6.8 years
Weighted average discount rate:	10.65%

(Back to Index)

(Back to Index)

ACRES COMMERCIAL REALTY CAPITAL CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

SEPTEMBER 30, 2021

(unaudited)

The following table summarizes the Company’s operating lease costs and cash payments during the respective periods (in thousands):

	Three Months Ended September 30, 2021	Nine Months Ended September 30, 2021
Lease Cost:
Operating lease cost	$24	$50

The following table summarizes the Company’s operating leases by maturity date based on undiscounted cash flows (in thousands):

Operating Leases
2021	$24
2022	97
2023	99
2024	99
2025	102
Thereafter	274
Subtotal	695
Less: impact of discount	(207)
Total	$488

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

During the nine months ended September 30, 2020, the Company incurred losses of $186.1 million on its CMBS portfolio, including realized losses of $180.3 million primarily attributable to the sale of 67 CMBS as of April 2020.

During the nine months ended September 30, 2020, the Company recorded unrealized losses of $5.8 million, which included $203,000 of unrealized gains during the three months ended September 30, 2020, on two CMBS securities on its consolidated statements of operations as the fair values of the securities were less than the amortized cost bases and the securities were expected to sell prior to recovery of the amortized cost bases. In March 2021, the Company sold these two positions, resulting in cash proceeds of $3.0 million and gains of $878,000 during the nine months ended September 30, 2021.

NOTE 10 - INVESTMENTS IN UNCONSOLIDATED ENTITIES

The Company’s investments in unconsolidated entities at September 30, 2021 and December 31, 2020 comprised a 100% interest in the common shares of RCT I and RCT II with a value of $1.5 million in the aggregate, or 3.0% of each trust. The Company records its investments in RCT I’s and RCT II’s common shares as investments in unconsolidated entities using the cost method, recording dividend income when declared by RCT I and RCT II. During the three and nine months ended September 30, 2021, the Company recorded dividends from its investments in RCT I’s and RCT II’s common shares, reported in other revenue on the consolidated statement of operations, of $16,000 and $49,000, respectively. During the three and nine months ended September 30, 2020, the Company recorded dividends of $19,000 and $62,000, respectively.

(Back to Index)

(Back to Index)

ACRES COMMERCIAL REALTY CAPITAL CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

SEPTEMBER 30, 2021

(unaudited)

NOTE 11 - BORROWINGS

The Company historically has financed the acquisition of its investments, including investment securities and loans, through the use of secured and unsecured borrowings in the form of securitized notes, secured term warehouse financing facilities, a senior secured financing facility, senior unsecured notes, convertible senior notes and trust preferred securities issuances. Certain information with respect to the Company’s borrowings is summarized in the following table (dollars in thousands, except amounts in the footnotes):

	Principal Outstanding	Unamortized Issuance Costs and Discounts	Outstanding Borrowings	Weighted Average Borrowing Rate	Weighted Average Remaining Maturity	Value of Collateral
At September 30, 2021:
XAN 2020-RSO8 Senior Notes	$173,600	$1,142	$172,458	2.02%	13.4 years	$260,488
XAN 2020-RSO9 Senior Notes	119,824	1,191	118,633	3.91%	15.6 years	169,371
ACR 2021-FL1 Senior Notes (1)	675,223	5,605	669,618	1.57%	14.7 years	802,643
Senior secured financing facility	41,182	3,586	37,596	5.75%	5.8 years	217,835
CRE - term warehouse financing facilities (2)(3)	320,515	50	320,465	2.05%	27 days	421,644
4.50% Convertible Senior Notes	88,014	2,204	85,810	4.50%	319 days	—
5.75% Senior Unsecured Notes (4)	150,000	3,526	146,474	5.75%	4.9 years	—
Unsecured junior subordinated debentures	51,548	—	51,548	4.09%	14.9 years	—
Total	$1,619,906	$17,304	$1,602,602	2.62%	9.9 years	$1,871,981

	Principal Outstanding	Unamortized Issuance Costs and Discounts	Outstanding Borrowings	Weighted Average Borrowing Rate	Weighted Average Remaining Maturity	Value of Collateral
At December 31, 2020:
XAN 2019-RSO7 Senior Notes	$415,621	$2,861	$412,760	1.60%	15.3 years	$516,979
XAN 2020-RSO8 Senior Notes	388,459	4,164	384,295	1.62%	14.2 years	475,347
XAN 2020-RSO9 Senior Notes	234,731	3,857	230,874	3.31%	16.3 years	285,862
Senior secured financing facility	33,360	4,046	29,314	5.75%	6.6 years	239,385
CRE - term warehouse financing facility (2)	13,516	1,258	12,258	2.66%	299 days	20,000
4.50% Convertible Senior Notes	143,750	6,498	137,252	4.50%	1.6 years	—
12.00% Senior Unsecured Notes	50,000	3,574	46,426	12.00%	6.6 years	—
Unsecured junior subordinated debentures	51,548	—	51,548	4.18%	15.7 years	—
Total	$1,330,985	$26,258	$1,304,727	2.83%	13.0 years	$1,537,573

(1)	Value of collateral excludes exit fees of $752,000 and interest received of $87,000 at September 30, 2021.
(2)	Principal outstanding includes accrued interest payable of $320,000 and $16,000 at September 30, 2021 and December 31, 2020, respectively.
(3)

In October 2021, the Company extended the maturity of its Barclays Bank PLC (“Barclays”) and JPMorgan Chase Bank, N.A. (“JPMorgan Chase”) CRE - term warehouse financing facilities to October 2022 and October 2024, respectively, and allowed the Wells Fargo Bank, N.A. (“Wells Fargo”) CRE - term warehouse financing facility to mature.

(4)	Includes deferred debt issuance costs of $320,000 at September 30, 2021 from the redeemed 12.00% senior unsecured notes due 2027 (“12.00% Senior Unsecured Notes”).

(Back to Index)

(Back to Index)

ACRES COMMERCIAL REALTY CAPITAL CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

SEPTEMBER 30, 2021

(unaudited)

Securitizations

The following table sets forth certain information with respect to the Company’s consolidated securitizations at September 30, 2021 (in thousands, except amount in footnotes):

	Closing Date	Maturity Date	Permitted Funded Companion Participation Acquisition Period End (1)	Reinvestment Period End (2)	Total Note Paydowns Received from Closing Date through September 30, 2021
XAN 2020-RSO8	March 2020	March 2035	March 2023	N/A	$262,143
XAN 2020-RSO9 (3)	September 2020	April 2037	N/A	N/A	$125,970
ACR 2021-FL1	May 2021	June 2036	N/A	May 2023	$—

(1)

The permitted funded companion participation acquisition period is the period in which principal repayments can be utilized to purchase loans held outside of the respective securitization that represent the funded commitments of existing collateral in the respective securitization that were not funded as of the date the respective securitization was closed.

(2)	The reinvestment period is the period in which principal proceeds received before the end of the period may be used to acquire CRE loans for reinvestment into the securitization.
(3)	XAN 2020-RSO9 includes a future advances reserve account of $7.7 million at September 30, 2021 to fund unfunded commitments, which is reported in restricted cash on the consolidated balance sheet.

The investments held by the Company’s securitizations collateralize the securitizations’ borrowings and, as a result, are not available to the Company, its creditors, or stockholders. All senior notes and preferred shares of the securitizations held by the Company at September 30, 2021 and December 31, 2020 were eliminated in consolidation.

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

SEPTEMBER 30, 2021

(unaudited)

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

During the three months ended September 30, 2021, the Company repurchased $55.7 million of its 4.50% Convertible Senior Notes, resulting in a charge to earnings of $1.5 million, comprising an extinguishment of debt charge of $1.2 million in connection with the acceleration of the market discount and interest expense of $304,000 in connection with the acceleration of deferred debt issuance costs.

The following table summarizes the 4.50% Convertible Senior Notes at September 30, 2021 (dollars in thousands, except the conversion price and amounts in the footnotes):

	Principal Outstanding	Borrowing Rate	Effective Rate (1)(2)	Conversion Rate (3)(4)	Conversion Price (4)	Maturity Date
4.50% Convertible Senior Notes	$88,014	4.50%	7.43%	27.7222	$36.06	August 15, 2022

(1)

Includes the amortization of the market discounts and deferred debt issuance costs, if any, for the 4.50% Convertible Senior Notes recorded in interest expense on the consolidated statements of operations.

(2)	During the three and nine months ended September 30, 2021 and 2020, the effective interest rate for the 4.50% Convertible Senior Notes was 7.43%.
(3)

Represents the number of shares of common stock per $1,000 principal amount of the 4.50% Convertible Senior Notes’ principal outstanding, subject to adjustment as provided in the Third Supplemental Indenture (the “4.50% Convertible Senior Notes Indenture”).

(4)

The conversion rate and conversion price of the 4.50% Convertible Senior Notes at September 30, 2021 are adjusted to reflect quarterly cash distributions in excess of a $0.30 distribution threshold, as defined in the 4.50% Convertible Senior Notes Indenture.

The 4.50% Convertible Senior Notes are convertible at the option of the holder at any time up until one business day before the respective maturity date and may be settled in cash, the Company’s common stock or a combination of cash and the Company’s common stock, at the Company’s election. The closing price of the Company’s common stock was $16.17 on September 30, 2021, which did not exceed the conversion price of its 4.50% Convertible Senior Notes at September 30, 2021.

Senior Unsecured Notes

5.75% Senior Unsecured Notes Due 2026

On August 16, 2021, the Company issued $150.0 million of its 5.75% senior unsecured notes due 2026 (the “5.75% Senior Unsecured Notes”) pursuant to its Indenture, dated August 16, 2021 (the “Base Indenture”), between it and Wells Fargo, now Computershare Trust Company, N.A. (“CTC”), as trustee (the “Trustee”), as supplemented by the First Supplemental Indenture, dated August 16, 2021, between it and Wells Fargo, now CTC, (the “Supplemental Indenture” and, together with the Base Indenture, the “Indenture”). Prior to May 15, 2026, the Company may at its option redeem the 5.75% Senior Unsecured Notes, in whole or in part, at a redemption price equal to the sum of (i) 100% of the principal amount of the notes to be redeemed, plus accrued and unpaid interest to, but not including, the redemption date, and (ii) a make-whole premium. On or after May 15, 2026, the Company may at its option redeem the 5.75% Senior Unsecured Notes, at any time, in whole or in part, on not less than 15 nor more than 60 days’ prior notice, at a redemption price equal to 100% of the principal amount of the 5.75% Senior Unsecured Notes to be redeemed, plus accrued and unpaid interest to, but not including, the redemption date.

The Indenture contains restrictive covenants that, among other things, require the Company to maintain certain financial ratios. The foregoing limitations are subject to exceptions as set forth in the Supplemental Indenture. At September 30, 2021, the Company was in compliance with these covenants. The Indenture provides for customary events of default that include, among other things (subject in certain cases to customary grace and cure periods): (i) non-payment of principal or interest, (ii) breach of certain covenants contained in the Indenture or the 5.75% Senior Unsecured Notes, (iii) an event of default or acceleration of certain other indebtedness of the Company or a subsidiary in which the Company has invested at least $75 million in capital within the applicable grace period and (iv) certain events of bankruptcy or insolvency. Generally, if an event of default occurs (subject to certain exceptions), CTC or the holders of at least 25% in aggregate principal amount of the then outstanding 5.75% Senior Unsecured Notes may declare all of the notes to be due and payable.

(Back to Index)

(Back to Index)

ACRES COMMERCIAL REALTY CAPITAL CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

SEPTEMBER 30, 2021

(unaudited)

12.00% Senior Unsecured Notes Due 2027

On July 31, 2020, the Company entered into a Note and Warrant Purchase Agreement (the “Note and Warrant Purchase Agreement”) with Oaktree Capital Management, L.P. (“Oaktree”) and Massachusetts Mutual Life Insurance Company (“MassMutual”) pursuant to which the Company may issue to Oaktree and MassMutual from time to time up to $125.0 million aggregate principal amount of 12.00% Senior Unsecured Notes. The 12.00% Senior Unsecured Notes had an annual interest rate of 12.00%, payable up to 3.25% (at the election of the Company) as pay-in-kind interest and the remainder as cash interest. On July 31, 2020, the Company issued to Oaktree and MassMutual $42.0 million and $8.0 million aggregate principal amount, respectively, of the 12.00% Senior Unsecured Notes.

On August 18, 2021, the Company entered into an agreement with Oaktree and MassMutual that provided for the redemption in full of the outstanding balance of the 12.00% Senior Unsecured Notes, including a waiver of certain sections of the Note and Warrant Purchase Agreement. On August 20, 2021, the redemption was consummated and a payment to Oaktree and MassMutual was made for an aggregate $55.3 million, which consisted of (i) principal in the amount of $50.0 million, (ii) interest in the amount of approximately $329,000 and (iii) a make-whole amount of approximately $5.0 million. In connection with the redemption, the Company recorded a charge to earnings of $8.0 million, comprising an extinguishment of debt charge of $7.8 million in connection with (i) the $5.0 million net make-whole amount and (ii) the $2.8 million acceleration of the remaining market discount; and interest expense of $218,000 in connection with the acceleration of deferred debt issuance costs.

Senior Secured Financing Facility and Term Warehouse Financing Facilities

Borrowings under the Company’s senior secured financing facility and term warehouse facilities are guaranteed by the Company or one or more of its subsidiaries. The following table sets forth certain information with respect to the Company’s senior secured financing and term warehouse financing facilities (dollars in thousands, except amounts in footnotes):

	September 30, 2021				December 31, 2020
	Outstanding Borrowings	Value of Collateral	Number of Positions as Collateral	Weighted Average Interest Rate	Outstanding Borrowings	Value of Collateral	Number of Positions as Collateral	Weighted Average Interest Rate
Senior Secured Financing Facility
Massachusetts Mutual Life Insurance Company (1)	$37,596	$217,835	12	5.75%	$29,314	$239,385	15	5.75%

CRE - Term Warehouse Financing Facilities
Barclays Bank PLC	109,471	138,422	6	1.95%	—	—	—	—%
JPMorgan Chase Bank, N.A. (2)(3)	210,994	283,222	14	2.10%	12,258	20,000	1	2.66%
Total	$358,061	$639,479			$41,572	$259,385

(1)	Includes $3.6 million and $4.0 million of deferred debt issuance costs at September 30, 2021 and December 31, 2020, respectively.
(2)	Outstanding borrowings include accrued interest payable.
(3)

Includes $50,000 and $1.3 million of deferred debt issuance costs at September 30, 2021 and December 31, 2020, respectively, which includes $678,000 of deferred debt issuance costs at December 31, 2020 from other term warehouse financing facilities with no balance.

(Back to Index)

(Back to Index)

ACRES COMMERCIAL REALTY CAPITAL CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

SEPTEMBER 30, 2021

(unaudited)

The following table shows information about the amount at risk under the warehouse financing facilities (dollars in thousands):

	Amount at Risk (1)	Weighted Average Remaining Maturity	Weighted Average Interest Rate
At September 30, 2021:
CRE - Term Warehouse Financing Facilities
Barclays Bank PLC (2)	$29,312	29 days	1.95%
JPMorgan Chase Bank, N.A. (2)	$73,020	26 days	2.10%

(1)	Equal to the total of the estimated fair value of loans sold and accrued interest receivable, minus the total of the warehouse financing agreement liabilities and accrued interest payable.
(2)	In October 2021, the Company extended the maturity of its Barclays and JPMorgan Chase CRE - term warehouse financing facilities to October 2022 and October 2024, respectively.

The Company was in compliance with all financial covenants in each of the respective agreements at September 30, 2021 and December 31, 2020.

CRE - Term Warehouse Financing Facilities

In February 2012, an indirect wholly-owned subsidiary entered into a master repurchase and securities agreement, which was subsequently replaced with an amended and restated master repurchase agreement in July 2018, (the “Wells Fargo Facility”) with Wells Fargo to finance the origination of CRE loans. In October 2021, the Wells Fargo Facility matured.

In April 2018, an indirect wholly-owned subsidiary of the Company entered into a master repurchase agreement (the “Barclays Facility”) with Barclays to finance the origination of CRE loans. In connection with the Barclays Facility, the Company fully guaranteed all payments and performance under the Barclays Facility pursuant to a guaranty agreement (the “Barclays Guaranty”). In October 2021, the Barclays Facility and the Barclays Guaranty were amended to extend the revolving period of the facility to October 2022 and to modify the guaranty to limit financial covenants to be applicable when there are outstanding transactions.

In October 2018, an indirect wholly-owned subsidiary of the Company entered into a master repurchase agreement (the “JPMorgan Chase Facility”) with JPMorgan Chase to finance the origination of CRE loans. In September and October 2021, the JPMorgan Chase Facility was amended twice, resulting in (i) the extension of the JPMorgan Chase Facility’s maturity date to October 2024, (ii) an update to the Company’s tangible net worth requirement and minimum liquidity covenant as set forth in the guarantee agreement and (iii) a modification of market terms regarding the replacement of LIBOR upon determination of a benchmark transition event.

In November 2021, an indirect, wholly-owned subsidiary of the Company (the “Subsidiary”) entered into a $250.0 million Master Repurchase and Securities Contract Agreement with Morgan Stanley Mortgage Capital Holdings LLC (“Morgan Stanley”), to be used to finance the Company’s core commercial real estate lending business (the “Morgan Stanley Facility”). Each repurchase transaction will specify its own terms, such as identification of the assets subject to the transaction, sale price, repurchase price and rate. The financing provided by the Morgan Stanley Facility matures in November 2022, with two one-year automatic extensions unless the Subsidiary provides notice of its intent not to extend the facility. The Subsidiary also has the right to request an extension for an additional one-year period after the second automatic extension to the extent it is utilized. The Company paid a structuring fee to Morgan Stanley as well as other reasonable closing costs.

The Morgan Stanley Facility contains margin call provisions that provide Morgan Stanley with certain rights if the value of purchased assets declines (“Margin Deficit”). Under these circumstances, Morgan Stanley may require the Subsidiary to transfer cash in an amount necessary to eliminate such Margin Deficit or repurchase the asset(s) that resulted in such Margin Deficit.

The Company guaranteed the Subsidiary’s payment and performance under the Morgan Stanley Facility pursuant to a guaranty agreement (the “Morgan Stanley Guaranty”), subject to a limit of 25% of the then currently unpaid aggregate repurchase price of all purchased assets. The Morgan Stanley Guaranty includes certain financial covenants required of the Company, including required liquidity, required capital, ratios of total intendedness to equity and EBITDA requirements. Also, the Subsidiary’s direct parent, ACRES Realty Funding, Inc. (“Pledgor”), executed a Pledge Agreement with Morgan Stanley pursuant to which Pledgor pledged and granted to Morgan Stanley a continuing security interest in any and all of Pledgor’s right, title and interest in and to the Subsidiary, including all distributions, proceeds, payments, income and profits from Pledgor’s interests in the Subsidiary.

(Back to Index)

(Back to Index)

ACRES COMMERCIAL REALTY CAPITAL CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

SEPTEMBER 30, 2021

(unaudited)

The Morgan Stanley Facility specifies events of default, subject to certain materiality thresholds and grace periods, customary for this type of financing arrangement. The remedies for such events of default are also customary for this type of financing arrangement and include acceleration of the principal amount outstanding under the Morgan Stanley Facility and liquidation by Morgan Stanley of purchased assets then subject to the Morgan Stanley Facility.

Contractual maturity dates of the Company’s borrowings’ principal outstanding by category and year are presented in the table below (in thousands):

	Total	2021	2022	2023	2024	2025 and Thereafter
At September 30, 2021:
CRE securitizations	$968,647	$—	$—	$—	$—	$968,647
Senior secured financing facility	41,182	—	—	—	—	41,182
Term warehouse financing facilities (1)(2)	320,515	320,515	—	—	—	—
4.50% Convertible Senior Notes	88,014	—	88,014	—	—	—
5.75% Senior Unsecured Notes	150,000	—	—	—	—	150,000
Unsecured junior subordinated debentures	51,548	—	—	—	—	51,548
Total	$1,619,906	$320,515	$88,014	$—	$—	$1,211,377

(1)	Includes accrued interest payable in the balances of principal outstanding.
(2)

In October 2021, the Company extended the maturity of its Barclays and JPMorgan Chase CRE - term warehouse financing facilities to October 2022 and October 2024, respectively, and allowed the Wells Fargo CRE - term warehouse financing facility to mature.

NOTE 12 - SHARE ISSUANCE AND REPURCHASE

In May 2021, and subsequently in June 2021, the Company issued a total of 4.6 million shares of 7.875% Series D Cumulative Redeemable Preferred Stock (“Series D Preferred Stock”) at a public offering price of $25.00 per share. The Company received net proceeds of $110.5 million after $4.5 million of underwriting discounts and other offering expenses. Dividends are payable quarterly in arrears at the end of January, April, July and October. The Series D Preferred Stock has no maturity date and the Company is not required to redeem the Series D Preferred Stock at any time. On or after May 21, 2026, the Company may, at its option, redeem the Series D Preferred Stock, in whole or part, at any time and from time to time, for cash at $25.00 per share, plus accrued and unpaid dividends, if any, to the redemption date.

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

At September 30, 2021, the Company had 4.8 million shares of Series C Preferred Stock and 4.6 million shares of Series D Preferred Stock outstanding, with weighted average issuance prices, excluding offering costs, of $25.00.

In March 2016, the Board of Directors (“Board”) approved a share repurchase program and in November 2020, the Board reauthorized and approved the continued use of the Company’s existing share repurchase program in order to repurchase up to $20.0 million of the currently outstanding shares of the Company’s common stock through March 31, 2021. In March 2021, the Board authorized the extension of the previous $20.0 million authorization through the second quarter of 2021 or until the $20.0 million is fully deployed. Additionally, the Board authorized the Company to enter into written trading plans under Rule 10b5-1 of the Securities Exchange Act of 1934 (the “Exchange Act”) in connection with the authorized repurchases. During the nine months ended September 30, 2021, the Company repurchased $14.7 million of its common stock, or approximately 1.1 million shares. In total, the Company repurchased 1,607,382 shares for $20.0 million, excluding broker fees and commissions, during its deployment of the program. During the nine months ended September 30, 2020, the Company did not repurchase any shares of its common or preferred stock through this program.

(Back to Index)

(Back to Index)

ACRES COMMERCIAL REALTY CAPITAL CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

SEPTEMBER 30, 2021

(unaudited)

In connection with the Note and Warrant Purchase Agreement, the 12.00% Senior Unsecured Notes give Oaktree and MassMutual warrants to purchase an aggregate of up to 1,166,653 shares of common stock at an exercise price of $0.03 per share, subject to certain potential adjustments. On July 31, 2020, concurrently with the issuance of the 12.00% Senior Unsecured Notes, the Company issued to Oaktree warrants to purchase 391,995 shares of common stock for an aggregate purchase price of $42.0 million and issued to MassMutual warrants to purchase 74,666 shares of common stock for an aggregate purchase price of $8.0 million. The warrants are recorded in additional paid-in capital on the consolidated balance sheet at their fair value of $3.1 million at issuance. At any time and from time to time prior to January 31, 2022, the Company may elect to issue to Oaktree and MassMutual warrants to purchase an additional 699,992 shares of common stock for a purchase price equal to the principal amount of the additional 12.00% Senior Unsecured Notes being issued. The warrants are immediately exercisable on issuance and expire seven years from the issuance date. The warrants can be exercised with cash or as a net exercise.

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

The Company recognized stock-based compensation expense of $771,000 and $961,000 during the three and nine months ended September 30, 2021, respectively, and $1.9 million and $3.1 million during the three and nine months ended September 30, 2020, respectively, related to restricted stock.

The following table summarizes the Company’s restricted common stock transactions:

	Number of Shares	Weighted-Average Grant-Date Fair Value
Unvested shares at January 1, 2021	11,610	$6.46
Issued	333,329	17.39
Vested	(11,610)	6.46
Forfeited	—	—
Unvested shares at September 30, 2021	333,329	$17.39

The unvested restricted common stock shares are expected to vest during the following years:

Year	Shares
2021	—
2022	83,331
2023	83,331
2024	83,331
2025	83,336
Total	333,329

The shares issued during the nine months ended September 30, 2021 will vest in installments over a four-year period, pursuant to the terms of the respective award agreements. At September 30, 2021, total unrecognized compensation costs relating to unvested restricted stock was $4.9 million based on the grant date fair value of shares granted. The cost is expected to be recognized over a weighted average period of 3.7 years.
(Back to Index)

(Back to Index)

ACRES COMMERCIAL REALTY CAPITAL CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

SEPTEMBER 30, 2021

(unaudited)

The following table summarizes the status of the Company’s vested stock options at September 30, 2021:

Vested Options	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Vested at January 1, 2021	3,333	$76.80
Vested	—	—
Exercised	—	—
Forfeited	—	—
Expired	(3,333)	76.80
Vested at September 30, 2021	—	$—	—	$—

There were no options granted during the nine months ended September 30, 2021 or 2020. The outstanding stock options had contractual terms of ten years and expired in May 2021.

Under the Company’s Fourth Amended and Restated Management Agreement, as amended (“Management Agreement”), incentive compensation is paid quarterly. Up to 75% of the incentive compensation is paid in cash and at least 25% is paid in the form of an award of common stock, recorded in management fees on the consolidated statements of operations. No incentive compensation was paid to the Manager for the three and nine months ended September 30, 2021 or 2020. No incentive compensation was paid to the Prior Manager for the nine months ended September 30, 2020.

The Omnibus Plan and the Manager Plan are administered by the compensation committee of our Board (the “Compensation Committee”). In 2020, the Compensation Committee and the Board created parameters for equity awards, whereby they are no longer discretionary but are now based upon the Company’s achievement of performance parameters using book value of the common stock as the appropriate benchmark. See Note 17 for a description of awards made under the Manager Plan.

NOTE 14 - EARNINGS PER SHARE

The following table presents a reconciliation of basic and diluted earnings (losses) per common share for the periods presented (dollars in thousands, except per share amounts):

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2021	2020	2021	2020
Net (loss) income	$(4,928)	$8,159	$21,767	$(221,762)
Net income allocated to preferred shares	(4,877)	(2,588)	(11,033)	(7,763)
Net (loss) income allocable to common shares	$(9,805)	$5,571	$10,734	$(229,525)

Weighted average number of common shares outstanding:
Weighted average number of common shares outstanding - basic	9,086,751	10,650,112	9,351,477	10,587,147
Weighted average number of warrants outstanding (1)	466,661	314,492	466,661	105,596
Total weighted average number of common shares outstanding - basic	9,553,412	10,964,604	9,818,138	10,692,743
Effect of dilutive securities - unvested restricted stock	—	1,682	18,465	—
Weighted average number of common shares outstanding - diluted	9,553,412	10,966,286	9,836,603	10,692,743

Net (loss) income per common share - basic	$(1.03)	$0.51	$1.09	$(21.47)
Net (loss) income per common share - diluted	$(1.03)	$0.51	$1.09	$(21.47)

(1)	See Note 12 for further details regarding the warrants.

(Back to Index)

(Back to Index)

ACRES COMMERCIAL REALTY CAPITAL CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

SEPTEMBER 30, 2021

(unaudited)

For the 4.50% Convertible Senior Notes, the Company has the intent and ability to settle the principal amount in cash and intends to settle the conversion feature for the amount above the conversion price, or the conversion spread, if any, in common stock. The Company uses the treasury stock method for calculating any potential dilutive effect of the conversion spread on diluted EPS, if applicable. The conversion spread will have a dilutive impact on diluted EPS when the average market price of the Company’s common stock for a given period exceeds the conversion price of the 4.50% Convertible Senior Notes. For the nine months ended September 30, 2021, the average market price of the Company’s common stock did not exceed the conversion price of the 4.50% Convertible Senior Notes and for the nine months ended September 30, 2020 the average market price of the Company’s common stock did not exceed the conversion price of the 4.50% Convertible Senior Notes and 8.00% Convertible Senior Notes and as such the convertible senior notes have been excluded from the computation of diluted EPS. The conversion rate and conversion price for the 4.50% Convertible Senior Notes are described further in Note 11.

NOTE 15 - DISTRIBUTIONS

In order to qualify as a REIT, the Company must currently distribute at least 90% of its taxable income. In addition, the Company must distribute 100% of its taxable income not to be subject to corporate federal income taxes on retained income. The Company anticipates it will distribute substantially all of its taxable income, if any, to its stockholders. Because taxable income differs from cash flow from operations due to non-cash revenues or expenses (such as provisions for credit losses and depreciation), in certain circumstances the Company may generate operating cash flow in excess of its distributions or, alternatively, may be required to borrow funds or sell assets to make sufficient distribution payments. In October 2021, the Company finalized its 2020 tax return, which determined that it received net operating loss and net capital loss carryforwards that may reduce its taxable income in the 2021 tax year and in future tax years, subject to carryforward restrictions.

The Company’s 2021 distributions are, and will be, determined by the Board, which will also consider the composition of any distributions declared, including the option of paying a portion in cash and the balance in additional shares of common stock.

For the three months ended September 30, 2021, the Company declared and subsequently paid its Series C Preferred Stock and Series D Preferred Stock distributions, or $0.54 per share and $0.49 per share, respectively. It did not pay any common share distributions for the three months ended September 30, 2021. For the three months ended September 30, 2020, the Company declared and subsequently paid its Series C Preferred Stock distributions, including all distributions in arrears, of $1.62 per share. The Company did not pay distributions on its common shares during three months ended September 30, 2020.

The following tables present distributions declared (on a per share basis) for the nine months ended September 30, 2021 and the year ended December 31, 2020:

	Series C Preferred Stock			Series D Preferred Stock
	Date Paid	Total Distributions Paid	Distributions Per Share	Date Paid	Total Distributions Paid	Distributions Per Share
	(in thousands)			(in thousands)
2021
September 30	November 1	$2,588	$0.5390625	November 1	$2,264	$0.4921875
June 30	July 30	$2,588	$0.5390625	July 30	$1,736	$0.377344
March 31	April 30	$2,588	$0.5390625	N/A	N/A	N/A
2020
December 31	February 1, 2021	$2,587	$0.5390625	N/A	N/A	N/A
March 31, June 30 and September 30	October 30	$7,763	$1.6171875	N/A	N/A	N/A

(Back to Index)

(Back to Index)

ACRES COMMERCIAL REALTY CAPITAL CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

SEPTEMBER 30, 2021

(unaudited)

NOTE 16 - ACCUMULATED OTHER COMPREHENSIVE LOSS

The following table presents the changes in net unrealized loss on derivatives, the sole component of accumulated other comprehensive loss, for the nine months ended September 30, 2021 (in thousands):

Accumulated Other Comprehensive Loss - Net Unrealized Loss on Derivatives
Balance at January 1, 2021	$(9,978)
Amounts reclassified from accumulated other comprehensive loss (1)	1,384
Balance at September 30, 2021	$(8,594)

(1)	Amounts reclassified from accumulated other comprehensive loss are reclassified to interest expense on the Company’s consolidated statements of operations.

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

Effective on July 31, 2020, the Company has a Management Agreement with the Manager pursuant to which the Manager provides the day-to-day management of the Company’s operations and receives management fees. For the three and nine months ended September 30, 2021, the Manager earned base management fees of approximately $1.7 million and $4.4 million, respectively. No incentive compensation was earned for the three and nine months ended September 30, 2021. For the three and nine months ended September 30, 2020, the Manager earned base management fees of approximately $898,000. No incentive compensation was earned for the three and nine months ended September 30, 2020. At September 30, 2021 and December 31, 2020, $1.1 million and $442,000, respectively, of base management fees were payable by the Company to the Manager. There was no incentive compensation payable at September 30, 2021 and December 31, 2020. The Manager and its affiliates provide the Company with a Chief Financial Officer and a sufficient number of additional accounting, finance, tax and investor relations professionals. The Company reimburses the Manager’s expenses for (a) the wages, salaries and benefits of the Chief Financial Officer, and (b) a portion of the wages, salaries and benefits of accounting, finance, tax and investor relations professionals, in proportion to such personnel’s percentage of time allocated to the Company’s operations. The Company reimburses out-of-pocket expenses and certain other costs incurred by the Manager that related directly to the Company’s operations. For the three and nine months ended September 30, 2021, the Company reimbursed the Manager $899,000 and $3.5 million, respectively, for all such compensation and costs. For the three and nine months ended September 30, 2020, the Company reimbursed the Manager $432,000 for all such compensation and costs. At September 30, 2021 and December 31, 2020, the Company had payables to the Manager pursuant to the Management Agreement totaling approximately $819,000 and $380,000, respectively, related to such compensation and costs. The Company’s base management fee payable and expense reimbursements payable were recorded in management fee payable - related party and accounts payable and other liabilities on the consolidated balance sheet, respectively.

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

During the three and nine months ended September 30, 2021, the Company recorded interest income of $90,000 and $268,000, respectively, on the ACRES Loan in other income (expense) on the consolidated statements of operations. During the three and nine months ended September 30, 2020, the Company recorded interest income of $62,000 on the ACRES Loan. At September 30, 2021, the ACRES Loan had a principal balance and accrued interest receivable of $11.7 million and $29,000, respectively, recorded in loan receivable - related party and accrued interest receivable, respectively, on the consolidated balance sheet. At December 31, 2020, the ACRES Loan had a principal balance of $11.9 million, recorded in loan receivable - related party on the consolidated balance sheet, and no accrued interest receivable.

(Back to Index)

(Back to Index)

ACRES COMMERCIAL REALTY CAPITAL CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

SEPTEMBER 30, 2021

(unaudited)

At September 30, 2021, the Company retained equity in two securitization entities that were structured for the Company by the Manager. Under the Management Agreement, the Manager was not separately compensated by the Company for executing this transaction and was not separately compensated for managing the securitization entities and their assets.

Relationship with ACRES Capital Servicing LLC. Under the Loan and Servicing Agreement (the “MassMutual Loan Agreement”) with MassMutual and the other lenders party thereto, ACRES Capital Servicing LLC (“ACRES Capital Servicing”), an affiliate of ACRES Capital Corp. and the Manager, serves as the portfolio servicer. Additionally, ACRES Capital Servicing served as the special servicer of XAN 2019-RSO7 and serves as special servicer of XAN 2020-RSO8, XAN 2020-RSO9 and ACR 2021-FL1. During the three and nine months ended September 30, 2021, ACRES Capital Servicing received no portfolio servicing fees. During the nine months ended September 30, 2021, ACRES Capital Servicing received $14,000 in special servicing fees recorded as a reduction to interest income in the consolidated statements of operations. There were no special servicing fees received during the three months ended September 30, 2021. During the three and nine months ended September 30, 2020, ACRES Capital Servicing received no portfolio servicing fees or special servicing fees.

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

Relationship with ACRES Share Holdings, LLC. In June 2021, the Company’s Manager Incentive Plan was approved by its shareholders, which authorized up to 1,100,000 shares of common stock for issuance to the Manager (less shares of common stock issued or subject to awards under the Omnibus Plan). ACRES Share Holdings, LLC, an affiliate of ACRES Capital Corp. and the Manager, was granted 299,999 shares during the nine months ended September 30, 2021, which will vest 25% for four years, on each anniversary of the issuance date. There were no shares issued under this plan during the three months ended September 30, 2021. See Note 13 for additional details.

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

At September 30, 2021, the Company retained equity in four securitization entities that were structured for the Company by the Prior Manager, although three of the securitization entities had been substantially liquidated as of September 30, 2021. Under the management agreement, the Prior Manager was not separately compensated by the Company for executing these transactions and was not separately compensated for managing the securitization entities and their assets.

(Back to Index)

(Back to Index)

ACRES COMMERCIAL REALTY CAPITAL CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

SEPTEMBER 30, 2021

(unaudited)

Relationship with Resource Real Estate, LLC. Resource Real Estate, LLC (“Resource Real Estate”), an indirect wholly-owned subsidiary of Resource America and C-III, originated, financed and managed the Company’s CRE loan portfolio until the ACRES acquisition on July 31, 2020. The Company reimbursed Resource Real Estate for loan origination costs associated with all loans originated.

Resource Real Estate served as special servicer for the following liquidated real estate securitization transactions, which provided financing for CRE loans: (i) Resource Capital Corp. 2014-CRE2, Ltd., a $353.9 million securitization that closed in July 2014 and liquidated in August 2017; (ii) Resource Capital Corp. 2015-CRE3, Ltd., a $346.2 million securitization that closed in February 2015 and liquidated in August 2018; (iii) Resource Capital Corp. 2015-CRE4, Ltd., a $312.9 million securitization that closed in August 2015 and liquidated in July 2018; and (iv) Resource Capital Corp. 2017-CRE5, Ltd., a $376.7 million securitization that closed in July 2017 and liquidated in July 2019. Resource Real Estate also served as special servicer for XAN 2020-RSO8, a $522.6 million securitization that closed in March 2020. In January 2021, ACRES Capital Servicing replaced Resource Real Estate as special servicer of XAN 2020-RSO8. Resource Real Estate did not earn any special servicing fees during the three and nine months ended September 30, 2020.

Relationship with C-III Commercial Mortgage. In May 2019, ACRES RF, then known as RCC RE, entered into a Mortgage Loan Sale and Purchase Agreement (the “May 2019 Loan Acquisition Agreement”) with C-III Commercial Mortgage LLC (“C-III Commercial Mortgage”), a wholly-owned subsidiary of C-III, that provided for the acquisition by ACRES RF of certain CRE loans on a servicing-released basis at par, plus accrued and unpaid interest on each loan for an aggregate purchase price of $197.6 million. In accordance with the terms of the May 2019 Loan Acquisition Agreement, C-III Commercial Mortgage retains its title to all exit fees in excess of 0.50% of the outstanding principal balance and certain deferred fees conditioned upon the terms of the loans’ particular agreements. During the three and nine months ended September 30, 2021, C-III Commercial Mortgage earned fees of $227,000 and $361,000, respectively. During the nine months ended September 30, 2020, C-III Commercial Mortgage earned fees of $32,000. The Company had no outstanding payables to C-III Commercial Mortgage at September 30, 2021 and outstanding payables of $48,000 at December 31, 2020.

Relationship with Resource Real Estate Opportunity REIT

In July 2020, ACRES and the Company entered into agreements with Resource America pursuant to which Resource America provided office space and other office-related services as well as performed an internal audit program. In September 2020, the sublease was assigned from Resource America to Resource Real Estate Opportunity REIT and the internal audit engagement letter was assigned from Resource America to Resource NewCo LLC, a subsidiary of Resource Real Estate Opportunity REIT. A former non-employee director of the Company is an executive at, and a director of, Resource Real Estate Opportunity REIT. During the nine months ended September 30, 2021, the Company incurred $67,000 of expenses in connection with these agreements. During the three and nine months ended September 30, 2020, the Company incurred $21,000 of expenses in connection with these agreements. The Company had no payables to Resource Real Estate Opportunity REIT at September 30, 2021. These agreements were terminated as of March 31, 2021.

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

SEPTEMBER 30, 2021

(unaudited)

The following table presents additional information about the Company’s assets that are measured at fair value on a recurring basis for which the Company has utilized Level 3 inputs (in thousands):

CMBS
Balance, January 1, 2021	$2,080
Included in earnings	878
Sales	(2,958)
Balance, September 30, 2021	$—

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

The fair values of the Company’s loans held for investment are measured by discounting the expected future cash flows using the current interest rates at which similar loans would be made to borrowers with similar credit ratings and for the same remaining maturities. Par values of loans with variable interest rates are expected to approximate fair value unless evidence of credit deterioration exists, in which case the fair value approximates the par value less the loan’s allowance estimated through individual evaluation. Fair values of loans with fixed rates are calculated using the net present values of future cash flows, discounted at market rates. The Company’s floating-rate CRE loans had interest rates from 3.00% to 9.75% and 4.10% to 9.75% at September 30, 2021 and December 31, 2020, respectively.

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

The fair value of the 4.50% Convertible Senior Notes is determined using a discounted cash flow model that discounts the issuance’s contractual future cash flows using the current interest rate on similar debt issuances with similar terms and similar remaining maturities that do not have a conversion option.

The Company’s 5.75% Senior Unsecured Notes are estimated and 12.00% Senior Unsecured Notes were estimated by using a discounted cash flow model.

The fair values of the junior subordinated notes RCT I and RCT II are estimated by using a discounted cash flow model.

(Back to Index)

(Back to Index)

ACRES COMMERCIAL REALTY CAPITAL CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

SEPTEMBER 30, 2021

(unaudited)

The fair values of the Company’s remaining financial and non-financial assets that are not reported at fair value on the consolidated balance sheets are reported in the following table (in thousands):

		Fair Value Measurements
	Carrying Value	Fair Value	Quoted Prices in Active Markets for Identical Assets of Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
At September 30, 2021:
Assets:
CRE whole loans	$1,822,410	$1,849,066	$—	$—	$1,849,066
CRE mezzanine loan	$4,415	$4,700	$—	$—	$4,700
Loan receivable - related party	$11,675	$10,473	$—	$—	$10,473
Liabilities:
Senior notes in CRE securitizations	$960,709	$970,552	$—	$—	$970,552
Senior secured financing facility	$37,596	$41,182	$—	$—	$41,182
Warehouse financing facilities	$320,465	$320,516	$—	$—	$320,516
4.50% Convertible Senior Notes	$85,810	$87,935	$—	$—	$87,935
5.75% Senior Unsecured Notes (1)	$146,474	$149,670	$—	$—	$149,670
Junior subordinated notes	$51,548	$43,519	$—	$—	$43,519
At December 31, 2020:
Assets:
CRE whole loans	$1,477,295	$1,513,822	$—	$—	$1,513,822
CRE mezzanine loan	$4,399	$4,700	$—	$—	$4,700
CRE preferred equity investments	$25,988	$27,650	$—	$—	$27,650
CRE whole loans, fixed-rate (2)	$4,809	$4,809	$—	$—	$4,809
Loan receivable - related party	$11,875	$10,184	$—	$—	$10,184
Liabilities:
Senior notes in CRE securitizations	$1,027,929	$1,030,854	$—	$—	$1,030,854
Senior secured financing facility	$29,314	$33,360	$—	$—	$33,360
Warehouse financing facility	$12,258	$13,516	$—	$—	$13,516
4.50% Convertible Senior Notes	$137,252	$132,437	$—	$—	$132,437
12.00% Senior Unsecured Notes	$46,426	$58,910	$—	$—	$58,910
Junior subordinated notes	$51,548	$31,955	$—	$—	$31,955

(1)	Carrying value includes deferred debt issuance costs of $320,000 from the redeemed 12.00% Senior Unsecured Notes.
(2)	Classified as other assets on the consolidated balance sheet.

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

(Back to Index)

(Back to Index)

ACRES COMMERCIAL REALTY CAPITAL CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

SEPTEMBER 30, 2021

(unaudited)

The Company terminated all of its interest rate swap positions associated with its prior financed CMBS portfolio in April 2020. At termination, the Company realized a loss of $11.8 million. At September 30, 2021 and December 31, 2020, the Company had a loss of $9.0 million and $10.4 million, respectively, recorded in accumulated other comprehensive (loss) income, which will be amortized into earnings over the remaining life of the debt. During the three and nine months ended September 30, 2021, the Company recorded amortization expense, reported in interest expense on the consolidated statements of operations, of $489,000 and $1.5 million, respectively. During the three and nine months ended September 30, 2020, the Company recorded amortization expense of $489,000 and $857,000, respectively.

At September 30, 2021 and December 31, 2020, the Company had an unrealized gain of $370,000 and $438,000, respectively, attributable to two terminated interest rate swaps, in accumulated other comprehensive (loss) income on the consolidated balance sheets, to be accreted into earnings over the remaining life of the debt. During the three and nine months ended September 30, 2021, the Company recorded accretion income, reported in interest expense on the consolidated statements of operations, of $23,000 and $68,000, respectively, to accrete the accumulated other comprehensive income on the terminated swap agreements. During the three and nine months ended September 30, 2020, the Company recorded accretion income of $23,000 and $69,000, respectively.

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

The following tables present the effect of the derivative instruments on the consolidated statements of operations for the nine months ended September 30, 2021 and 2020 (in thousands):

	Derivatives
Nine Months Ended September 30, 2021	Consolidated Statements of Operations Location	Realized and Unrealized Gain (Loss) (1)
Interest rate swap contracts, hedging	Interest expense	$(1,384)

	Derivatives
Nine Months Ended September 30, 2020	Consolidated Statements of Operations Location	Realized and Unrealized Gain (Loss) (1)
Interest rate swap contracts	Other income (expense)	$(67)
Interest rate swap contracts, hedging	Interest expense	$(1,095)

(1)	Negative values indicate a decrease to the associated consolidated statement of operations line items.

NOTE 20 - OFFSETTING OF FINANCIAL LIABILITIES

The following table presents a summary of the Company’s offsetting of financial liabilities (in thousands, except amounts in footnotes):

				(iv) Gross Amounts Not Offset on the Consolidated Balance Sheets
	(i) Gross Amounts of Recognized Liabilities	(ii) Gross Amounts Offset on the Consolidated Balance Sheets	(iii) = (i) - (ii) Net Amounts of Liabilities Included on the Consolidated Balance Sheets	Financial Instruments (1)	Cash Collateral Pledged	(v) = (iii) - (iv) Net Amount
At September 30, 2021:
Warehouse financing facilities (2)	$320,465	$—	$320,465	$320,465	$—	$—
At December 31, 2020:
Warehouse financing facilities (2)	$12,258	$—	$12,258	$12,258	$—	$—

(1)	Amounts represent financial instruments pledged that are available to be offset against liability balances associated with term warehouse financing facilities.
(2)

The combined fair values of loans pledged against the Company’s various term warehouse financing facilities was $421.6 million and $20.0 million at September 30, 2021 and December 31, 2020, respectively.

(Back to Index)

(Back to Index)

ACRES COMMERCIAL REALTY CAPITAL CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

SEPTEMBER 30, 2021

(unaudited)

All balances associated with warehouse financing facilities are presented on a gross basis on the Company’s consolidated balance sheets.

Certain of the Company’s warehouse financing facilities are governed by underlying agreements that generally provide for a right of offset in the event of default or in the event of a bankruptcy of either party to the transaction.

NOTE 21 - COMMITMENTS AND CONTINGENCIES

The Company may become involved in litigation on various matters due to the nature of the Company’s business activities. The resolution of these matters may result in adverse judgments, fines, penalties, injunctions and other relief against the Company as well as monetary payments or other agreements and obligations. In addition, the Company may enter into settlements on certain matters in order to avoid the additional costs of engaging in litigation. Except as discussed below, the Company is unaware of any contingencies arising from such litigation that would require accrual or disclosure in the consolidated financial statements at September 30, 2021.

The Company’s subsidiary, Primary Capital Mortgage, LLC (“PCM”), is subject to potential litigation related to claims for repurchases or indemnifications on loans that PCM has sold to third parties. At September 30, 2021 and December 31, 2020, no such litigation demand was outstanding. Reserves for such litigation demands are included in the reserve for mortgage repurchases and indemnifications that totaled $1.4 million and $1.5 million at September 30, 2021 and December 31, 2020, respectively. The reserves for mortgage repurchases and indemnifications are included in liabilities held for sale on the consolidated balance sheets.

The Company did not have any pending litigation matters or general litigation reserve at September 30, 2021 or December 31, 2020.

Impact of COVID-19

As discussed in Note 2, the impact of the COVID-19 pandemic in the U.S. and globally has adversely impacted, and may continue to adversely impact, the Company, its borrowers and their tenants, the properties securing its investments and the economy as a whole. The magnitude and duration of the COVID-19 pandemic could be significant and will depend on future developments, which are uncertain and cannot be predicted, including new virus variants that may exacerbate the severity of the pandemic, the extension of quarantines and restrictions on travel, the discovery of successful treatments and the ensuing reactions by consumers, companies, governmental entities and global markets. The Company had no contingent liabilities at September 30, 2021 recorded in connection with the COVID-19 pandemic, however the prolonged duration and impact of the COVID-19 pandemic has had, and may continue to have, a long-term and material impact on its results of operations, financial condition and cash flows.

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

PCM is subject to additional claims for repurchases or indemnifications on loans that PCM has sold to investors. At both September 30, 2021 and December 31, 2020, outstanding demands for indemnification, repurchase or make whole payments totaled $3.3 million. The Company’s estimated exposure for such outstanding claims, as well as unasserted claims, is included in its reserve for mortgage repurchases and indemnifications.

Unfunded Commitments

Unfunded commitments on the Company’s originated CRE loans generally fall into two categories: (1) pre-approved capital improvement projects and (2) new or additional construction costs subject, in each case, to the borrower meeting specified criteria. Upon completion of the improvements or construction, the Company would receive additional interest income on the advanced amount. Whole loans had $140.6 million and $67.2 million in unfunded loan commitments at September 30, 2021 and December 31, 2020, respectively. Preferred equity investments had $2.5 million in unfunded investment commitments at December 31, 2020. The preferred equity investments paid off during the nine months ended September 30, 2021.

At closing, XAN 2020-RSO9 included a future advances reserve account, with $7.7 million outstanding at September 30, 2021, included in restricted cash on the consolidated balance sheet, to fund unfunded commitments.

(Back to Index)

(Back to Index)

ACRES COMMERCIAL REALTY CAPITAL CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

SEPTEMBER 30, 2021

(unaudited)

NOTE 22 - SUBSEQUENT EVENTS

The Company has evaluated subsequent events through the filing of this report and determined that there have not been any events, other than those in Note 11 or as discussed below, that have occurred that would require adjustments to or disclosures in the consolidated financial statements.

On October 4, 2021, the Company and the Manager entered into an Equity Distribution Agreement with JonesTrading Institutional Services LLC, as placement agent (“JonesTrading”), pursuant to which the Company may issue and sell from time to time up to 2.2 million shares of the Series D Preferred Stock. Sales of the Series D Preferred Stock may be made in transactions that are deemed to be “at the market” offerings, as defined in Rule 415 of the Securities Act of 1933, as amended, including without limitation, sales made directly on the New York Stock Exchange, on any other existing trading market for the shares or to or through a market maker. Subject to the terms of the Company’s notice, JonesTrading may also sell the shares by any other method permitted by law, including but not limited to in privately negotiated transactions. The Company will pay JonesTrading a commission up to 3.0% of the gross proceeds from the sales of the Series D Preferred Stock pursuant to the agreement. The terms and conditions of the agreement include various representations and warranties, conditions to closing, indemnification rights and obligations of the parties and termination provisions.

On November 5, 2021, the Board authorized and approved the continued use of its existing share repurchase program, originally authorized by the Board in March 2016, in order to repurchase up to $20.0 million of the Company’s currently outstanding shares of common stock. Under the share repurchase program, the Company intends to repurchase shares through open market purchases, privately-negotiated transactions, block purchases or otherwise in accordance with applicable federal securities laws, including Rule 10b-18 and 10b5-1 of the Exchange Act.

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

In December 2019, a novel strain of coronavirus (“COVID-19”) was identified. The resulting spread of COVID-19 throughout the globe led the World Health Organization to designate COVID-19 as a pandemic and numerous countries, including the U.S., to declare national emergencies. Many countries responded to the outbreak by instituting quarantines and restrictions on travel and limiting operations of non-essential offices and retail centers, which resulted in the closure or remote operation of non-essential businesses and increased rates of unemployment beginning in the second quarter of 2020 through the second quarter of 2021. While the U.S. and certain countries around the world have eased restrictions and financial markets have stabilized to some degree, the pandemic, exacerbated by virus variants, continues to cause uncertainty on the U.S. and global economies, generally, and the CRE business in particular. We continue to actively and responsibly manage corporate liquidity and operations in light of the market disruptions caused by COVID-19. Additionally, the reinstatement of nationwide restrictions placed on businesses in response to COVID-19 may cause significant cash flow disruptions across the economy that may impact our borrowers and their ability to stay current with their debt obligations. During the height of the pandemic, we used a variety of legal and structural options to manage credit risk effectively, including through forbearance and extension provisions or agreements. It is inherently difficult to accurately assess the impact of COVID-19 on our revenues, profitability and financial position due to uncertainty of the severity and duration of the pandemic. In response we are focused on maintaining sufficient liquidity while growing our loan origination business. The negative impact of the pandemic on our 2020 results created net operating loss (“NOL”) carryforwards and net capital loss carryforwards. Our 2020 tax return, completed in October 2021, resulted in NOL carryforwards of $47.7 million and net capital loss carryforwards estimated of $136.9 million, including net capital loss carryforwards from prior years, at our qualified REIT subsidiaries. Additionally, we estimate that we will receive additional NOL carryforwards totaling $18.7 million from activities in 2021 and 2022. Therefore, we have not paid distributions on our common shares in 2021 nor 2020. We continuously monitor the effects of COVID-19 on our operations and financial position to ensure that we remain responsive and adaptable to the dynamic environment that has been created by the pandemic. For additional discussion with respect to the potential impact of COVID-19 on our liquidity and capital resources, see “Liquidity and Capital Resources.”

An important aspect of the ACRES acquisition was that it delivered operational liquidity in order to mitigate additional potential margin call risk as a result of the market volatility that was created by the COVID-19 pandemic, which allowed us to focus on asset management within the portfolio in efforts to restart loan originations and underwriting. Our Manager has and expects to continue to leverage the complementary nature of our lending platforms, its experience and its network of relationships to enhance its new business loan pipeline. Additionally, our Manager continuously monitors for new capital opportunities and executes on agreements that enhance our returns.

During the nine months ended September 30, 2021, we issued 4,600,000 shares of new 7.875% Series D Cumulative Redeemable Preferred Stock (“Series D Preferred Stock”) for net proceeds of $110.5 million, which includes the underwriting discounts and offering costs. In October 2021, we and our Manager entered into an Equity Distribution Agreement (the “Preferred ATM Agreement”) with JonesTrading Institutional Services LLC, as placement agent (“JonesTrading”), pursuant to which we may issue and sell from time to time up to 2.2 million shares of the Series D Preferred Stock.

(Back to Index)

(Back to Index)

During the three and nine months ended September 30, 2021, we sold $150.0 million of principal of new 5.75% senior unsecured notes due 2026 (“5.75% Senior Unsecured Notes”) for net proceeds of $146.7 million, which includes debt issuance costs. Using the proceeds, we fully redeemed our $50.0 million of principal of 12.00% senior unsecured notes due 2027 (“12.00% Senior Unsecured Notes”) for $55.3 million, which included a $5.0 million make-whole amount, and partially repurchased $55.7 million of principal of 4.50% convertible senior notes due 2022 (“4.50% Convertible Senior Notes”) during the three and nine months ended September 30, 2021. We incurred a loss on extinguishment of $9.0 million, which comprised a $5.0 million make-whole amount on the 12.00% Senior Unsecured Notes and $4.0 million of acceleration of the unamortized market discounts. We also accelerated the amortization of debt issuance costs of $522,000, which are reflected in interest expense during the three and nine months ended September 30, 2021.

The remaining proceeds from each of these transactions are intended to be used for loan originations and for general corporate purposes in order to improve and grow book value and earnings.

We target originating transitional floating-rate CRE loans between $10.0 million and $100.0 million. In March 2020, due to the market disruptions caused by the COVID-19 pandemic, we halted loan originations to manage our liquidity. In conjunction with the capital commitments secured through the ACRES acquisition, we resumed originating floating-rate CRE loans in November 2020. During the three and nine months ended September 30, 2021, we originated 17 and 41 floating-rate CRE whole loans, respectively, with total commitments of $468.2 million and $1.1 billion, respectively.

We anticipate that our CRE loan originations and other CRE-related investments for the year ended December 31, 2021 will be between $1.2 billion and $1.4 billion. During the year ended December 31, 2022, we anticipate that our CRE loan originations and other CRE-related investments will be between $600.0 million and $1.0 billion.

Our CRE loan portfolio, which had a $1.8 billion and $1.5 billion carrying value at September 30, 2021 and December 31, 2020, respectively, comprised:

•

First mortgage loans, which we refer to as whole loans. These loans are typically secured by first liens on CRE property, including the following property types: multifamily, office, hotel, self-storage, retail, student housing, manufactured housing, industrial, healthcare and mixed-use. At September 30, 2021 and December 31, 2020, our whole loans had a carrying value of $1.8 billion and $1.5 billion, respectively, or 99.8% and 98.0%, respectively, of the CRE loan portfolio.

•

Mezzanine debt that is senior to borrower’s equity but is subordinated to other third-party debt. These loans are subordinated CRE loans, usually secured by a pledge of the borrower’s equity ownership in the entity that owns the property or by a second lien mortgage on the property. At September 30, 2021 and December 31, 2020, our mezzanine loan had a carrying value of $4.4 million, or 0.2% and 0.3%, respectively, of the CRE loan portfolio.

•

Preferred equity investments that are subordinate to first mortgage loans and mezzanine debt. These investments may be subject to more credit risk than subordinated debt but provide the potential for higher returns upon a liquidation of the underlying property and are typically structured to provide some credit enhancement differentiating it from the common equity in such investments. At December 31, 2020, our preferred equity investments had a carrying value of $26.0 million, or 1.7% respectively, of the CRE loan portfolio. During the nine months ended September 30, 2021, our preferred equity investments paid off, generating $28.8 million of proceeds.

We generate our income primarily from the spread between the revenues we receive from our assets and the cost to finance our ownership of those assets, including corporate debt.

While the CRE whole loans included in the CRE loan portfolio are substantially composed of floating-rate loans benchmarked to the London Interbank Offered Rate (“LIBOR”), asset yields are protected through the use of LIBOR floors and minimum interest periods that typically range from 12 to 18 months at the time of a loan’s origination. In a lower interest rate environment, our LIBOR floors provide asset yield protection when LIBOR falls below an in-place LIBOR floor. In addition, our net investment returns are enhanced by a decline in the cost of our floating-rate liabilities that do not have LIBOR floors. At September 30, 2021, our $1.9 billion floating-rate CRE loan portfolio, at par, which includes one whole loan that was modified to a fixed interest rate from June 2021 through December 2021 and one whole loan without a LIBOR floor, had a weighted average LIBOR floor of 1.03%. At December 31, 2020, our $1.5 billion CRE loan portfolio, at par, had a weighted average LIBOR floor of 1.88%. The decrease in the weighted average LIBOR floor was a result of older CRE floating-rate loans with higher floors paying off and being replaced with newer loans with lower floors. However, the decline in the weighted average LIBOR floor has reduced the potential for negative volatility on net interest income in a higher interest rate environment. We expect to see a benefit to interest income as the forward LIBOR curve projects to remain low in the near term in 2021.

(Back to Index)

(Back to Index)

Our portfolio comprised loans with a diverse array of collateral types and locations. At September 30, 2021 and December 31, 2020, 87.5% and 83.3%, respectively, of our CRE loans were collateralized by multifamily, office, self-storage, manufactured housing and industrial properties, with the remaining 12.5% and 16.7%, respectively, collateralized by hotel and retail properties. These properties are located throughout the U.S., with one individual National Council of Real Estate Investment Fiduciaries (“NCREIF”) region making up more than 20% of the total CRE loan portfolio (Southeast at 22.0%) at September 30, 2021 and one region in excess of 20% of the total CRE loan portfolio (Mountain at 21.4%) at December 31, 2020.

Except for four loans, all of our loans were current on contractual payments at September 30, 2021. One of the four loans, with a carrying value of $17.6 million at September 30, 2021, completed the receipt of the deed-in-lieu of foreclosure in October 2021 on the collateral, which had a $17.6 million as-is appraised value based on an October 2021 appraisal. Two of the four loans are on non-accrual, while one is making current interest payments. Additionally, we have provided relief in the form of term extensions on 13 loans, at a weighted average of 11 months, in exchange for $461,000 of fees during the nine months ended September 30, 2021.

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

Our asset-specific borrowings comprised term warehouse financing facilities, CRE debt securitizations and our senior secured financing facility. In May 2021, we closed ACRES Commercial Realty 2021-FL1 Issuer, Ltd. (“ACR 2021-FL1”), a new CRE debt securitization financing $802.6 million of CRE loans with $675.2 million of non-recourse, floating-rate notes at a weighted average cost of one-month LIBOR plus 1.49%. Simultaneously, we executed the optional redemption on Exantas Capital Corp. 2019-RSO7, Ltd. (“XAN 2019-RSO7”) and paid off the remaining notes. At September 30, 2021 and December 31, 2020, we had outstanding balances on our CRE loan term warehouse financing facilities of $320.5 million and $12.3 million, respectively, or 20.0% and 0.9%, respectively, of total outstanding borrowings. At September 30, 2021 and December 31, 2020, we had outstanding balances of $960.7 million and $1.0 billion, respectively, on CRE debt securitizations, or 59.9% and 78.8%, respectively, of total outstanding borrowings. At September 30, 2021 and December 31, 2020, we had outstanding borrowings on our senior secured financing facility of $37.6 million and $29.3 million, respectively, or approximately 2.3% of total outstanding borrowings.

In January 2020, we adopted updated accounting guidance that replaced the incurred loss approach with the current expected credit losses (“CECL”) model for the determination of our allowance for loan losses. We reevaluate our CECL allowance quarterly, incorporating our current expectations of macroeconomic factors considered in the determination of our CECL reserves. At September 30, 2021, the CECL allowance on our CRE loan portfolio was $18.9 million or 1.0% of our $1.9 billion loan portfolio. At December 31, 2020, the CECL allowance on our CRE loan portfolio was $34.3 million, or 2.2% of our $1.5 billion of our loan portfolio. We recorded a provision of credit losses during the three months ended September 30, 2021 in connection with the growth of our CRE loan portfolio, partially offset by an improvement in macroeconomic conditions. We recorded a reversal of credit losses during the nine months ended September 30, 2021, which reflected loan paydowns, improved collateral operating performance, declines in expected unemployment and improvements in macroeconomic conditions.

We historically used derivative financial instruments, including interest rate swaps, to hedge a portion of the interest rate risk associated with our borrowings. In April 2020 we terminated all interest rate hedges in conjunction with the disposition of our financed commercial mortgage-backed securities (“CMBS”) portfolio. At September 30, 2021 and December 31, 2020, we had unrealized losses in connection with the terminated hedges of $9.0 million and $10.4 million, respectively, which will be amortized into interest expense over the remaining life of the debt. During the three and nine months ended September 30, 2021, we recognized amortization expense on these terminated contracts of $489,000 and $1.5 million, respectively.

Common stock book value was $22.68 per share at September 30, 2021, a $2.11 per share increase from December 31, 2020.

(Back to Index)

(Back to Index)

Impact of COVID-19

As discussed in the “Overview” section above, the impact of the COVID-19 pandemic in the U.S. and globally has adversely impacted, and may continue to adversely impact, us, our borrowers and their tenants, the properties securing our investments and the economy as a whole. The COVID-19 pandemic could have a continued and prolonged adverse impact on economic and market conditions and the fluidity of this situation precludes any prediction as to the ultimate adverse impact of the pandemic on economic and market conditions. While the discovery and distribution of vaccines has had a positive impact on projected macroeconomic indicators, the full extent and impact of the COVID-19 pandemic on companies continues to evolve rapidly and will depend on future developments, which are uncertain and cannot be predicted, including the duration and spread of the outbreak exacerbated by virus variants, the extension of quarantines and restrictions on travel, the further discovery of successful treatments and the ensuing reactions by consumers, companies, governmental entities and global markets. The impact of the pandemic has had, and may continue to have, a long-term and material impact on our results of operations, financial condition and our liquidity and capital resources in the third quarter of 2021 and in future quarters. Further discussion of the potential impacts on our business from the COVID-19 pandemic is provided in the section entitled “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2020.

Impact of Reference Rate Reform

As discussed in the “Overview” section above, our CRE whole loans and our asset-specific borrowings are primarily benchmarked to one-month LIBOR. In March 2021, the Financial Conduct Authority announced that it would cease publication of the one-week and two-month USD LIBOR immediately after December 31, 2021 and cease publication of the remaining tenors immediately after June 30, 2023. Additionally, the U.S. Federal Reserve encouraged companies to cease using LIBOR as a benchmark rate by December 31, 2021.

While there is no consensus on what rate or rates may become accepted alternatives to LIBOR, the U.S. Federal Reserve, in conjunction with the Alternative Reference Rates Committee, a steering committee comprising large U.S. financial institutions, has identified the Secured Overnight Financing Rate (“SOFR”), a new index calculated by short-term repurchase agreements backed by U.S. Treasury securities, as its preferred alternative rate for LIBOR. In June 2021, Exantas Capital Corp. 2020-RSO8, Ltd.’s (“XAN 2020-RSO8”) and Exantas Capital Corp. 2020-RSO9, Ltd.’s (“XAN 2020-RSO9”) benchmark rate, formerly one-month LIBOR, on the notes payable was replaced with the compounded SOFR (“Compounded SOFR”), plus a benchmark adjustment. Additionally, all of our underwritten loans contain terms that allow for a change to an alternative benchmark rate upon the discontinuation of LIBOR.

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

Results of Operations

Our net loss allocable to common shares for the three months ended September 30, 2021 was $9.8 million, or $(1.03) per share-basic ($(1.03) per share-diluted) and our net income allocable to common shares for the nine months ended September 30, 2021 was $10.7 million, or $1.09 per share-basic ($1.09 per share-diluted), as compared to net income allocable to common shares for the three months ended September 30, 2020 of $5.6 million, or $0.51 per share-basic ($0.51 per share-diluted) and net loss allocable to common shares for the nine months ended September 30, 2020 of $229.5 million, or $(21.47) per share-basic ($(21.47) per share-diluted), respectively.

(Back to Index)

(Back to Index)

Net Interest Income

The following tables analyze the change in interest income and interest expense for the comparative three and nine months ended September 30, 2021 and 2020 by changes in volume and changes in rates. The changes attributable to the combined changes in volume and rate have been allocated proportionately, based on absolute values, to the changes due to volume and changes due to rates (dollars in thousands, except amounts in footnotes):

	Three Months Ended September 30, 2021 Compared to Three Months Ended September 30, 2020
			Due to Changes in
	Net Change	Percent Change (1)	Volume	Rate
Increase (decrease) in interest income:
CRE whole loans (2)	$276	1%	$1,284	$(1,008)
Legacy CRE loan (2)(3)	5	3%	18	(13)
CRE mezzanine loan	—	—%	—	—
CRE preferred equity investments (2)	(817)	(100)%	(817)	—
CMBS	(100)	(100)%	(100)	—
Other	(16)	(29)%	(16)	—
Total decrease in interest income	(652)	(3)%	369	(1,021)
Increase (decrease) in interest expense:
Securitized borrowings: (4)
XAN 2018-RSO6 Senior Notes	(1,015)	(100)%	(1,015)	—
XAN 2019-RSO7 Senior Notes	(2,509)	(100)%	(2,509)	—
XAN 2020-RSO8 Senior Notes	(1,021)	(45)%	(1,364)	343
XAN 2020-RSO9 Senior Notes	1,864	986%	1,835	29
ACR 2021-FL1 Senior Notes	3,249	100%	3,249	—
Senior secured financing facility (4)	209	36%	209	—
CRE - term warehouse financing facilities (4)	(445)	(23)%	(420)	(25)
4.50% Convertible Senior Notes (4)	(4)	(0)%	(4)	—
5.75% Senior Unsecured Notes (4)	1,148	100%	1,148	—
12.00% Senior Unsecured Notes (4)	56	5%	56	—
Unsecured junior subordinated debentures	(31)	(5)%	—	(31)
Hedging	—	0%	—	—
Total increase in interest expense	1,501	12%	1,185	316
Net (decrease) increase in net interest income	$(2,153)		$(816)	$(1,337)

(1)	Percent change is calculated as the net change divided by the respective interest income or interest expense for the three months ended September 30, 2020.
(2)

Includes increases in fee income of approximately $261,000 and $18,000 recognized on our CRE whole loans and legacy CRE loan, respectively, and a decrease in fee income of approximately $39,000 on our CRE preferred equity investments, that were due to changes in volume.

(3)

Includes the change in interest income recognized on one legacy CRE loan with an amortized cost of $11.5 million and $11.4 million at September 30, 2021 and December 31, 2020, respectively, classified as a CRE loan on the consolidated balance sheets.

(4)

Includes increases in amortization expense of approximately $82,000, $52,000, $233,000, $70,000 and $266,000 on our securitized borrowings, senior secured financing facility, 4.50% Convertible Senior Notes, 5.75% Senior Unsecured Notes and 12.00% Senior Unsecured Notes, respectively, and a decrease in amortization expense of approximately $199,000 on our CRE - term warehouse financing facilities, that were due to changes in volume. The increases in amortization expense of the 4.50% Convertible Senior Notes and 12.00% Senior Unsecured Notes included $304,000 and $218,000, respectively, of acceleration of deferred debt issuance costs in connection with the repurchase of $55.7 million principal amount of 4.50% Convertible Senior Notes and redemption of all $50.0 million principal amount of 12.00% Senior Unsecured Notes during the three months ended September 30, 2021.

(Back to Index)

(Back to Index)

	Nine Months Ended September 30, 2021 Compared to Nine Months Ended September 30, 2020
			Due to Changes in
	Net Change	Percent Change (1)	Volume	Rate
Increase (decrease) in interest income:
CRE whole loans (2)	$(3,172)	(4)%	$(1,575)	$(1,597)
Legacy CRE loan (2)(3)	8	2%	45	(37)
CRE mezzanine loan	(1)	(0)%	(1)	—
CRE preferred equity investments (2)	(1,023)	(43)%	(1,023)	—
CMBS (4)	(6,360)	(98)%	(6,290)	(70)
Other	(95)	(57)%	(95)	—
Total decrease in interest income	(10,643)	(12)%	(8,939)	(1,704)
Increase (decrease) in interest expense:
Securitized borrowings: (5)
XAN 2018-RSO6 Senior Notes	(3,842)	(100)%	(3,842)	—
XAN 2019-RSO7 Senior Notes	(5,164)	(50)%	(3,402)	(1,762)
XAN 2020-RSO8 Senior Notes	1,472	28%	1,407	65
XAN 2020-RSO9 Senior Notes	7,284	3854%	7,255	29
ACR 2021-FL1 Senior Notes	4,985	100%	4,985	—
Senior secured financing facility (5)	2,514	436%	2,514	—
CRE - term warehouse financing facilities (5)	(6,065)	(64)%	(5,649)	(416)
CMBS - short term repurchase agreements	(2,491)	(100)%	(2,491)	—
Convertible senior notes: (5)
4.50% Convertible Senior Notes	123	2%	123	—
8.00% Convertible Senior Notes	(80)	(100)%	(80)	—
5.75% Senior Unsecured Notes (5)	1,148	100%	1,148	—
12.00% Senior Unsecured Notes (5)	3,202	313%	3,202	—
Unsecured junior subordinated debentures	(389)	(19)%	—	(389)
Hedging	289	26%	289	—
Total increase in interest expense	2,986	7%	5,459	(2,473)
Net (decrease) increase in net interest income	$(13,629)		$(14,398)	$769

(1)	Percent change is calculated as the net change divided by the respective interest income or interest expense for the nine months ended September 30, 2020.
(2)

Includes increases in fee income of approximately $3.3 million and $42,000 recognized on our CRE whole loans and legacy CRE loan, respectively, and a decrease in fee income of $175,000 on our CRE preferred equity investments, that were due to changes in volume.

(3)

Includes the change in interest income recognized on one legacy CRE loan with an amortized cost of $11.5 million and $11.4 million at September 30, 2021 and December 31, 2020, respectively, classified as a CRE loan on the consolidated balance sheets.

(4)	Includes a decrease in net accretion income of approximately $616,000 that was due to changes in volume.
(5)

Includes increases in amortization expense of approximately $5.4 million, $357,000, $352,000, $70,000 and $437,000 on our securitized borrowings, senior secured financing facility, convertible senior notes, 5.75% Senior Unsecured Notes and 12.00% Senior Unsecured Notes, respectively, and a decrease in amortization expense of approximately $532,000 on our CRE - term warehouse financing facilities, that were due to changes in volume. The increases in amortization expense of the 4.50% Convertible Senior Notes and 12.00% Senior Unsecured Notes included $304,000 and $218,000, respectively, of acceleration of deferred debt issuance costs in connection with the repurchase of $55.7 million principal amount of 4.50% Convertible Senior Notes and redemption of all $50.0 million principal amount of 12.00% Senior Unsecured Notes during the nine months ended September 30, 2021.

Net Change in Interest Income for the Comparative Three and Nine Months Ended September 30, 2021 and 2020:

Aggregate interest income decreased by $652,000 and $10.6 million for the comparative three and nine months ended September 30, 2021 and 2020, respectively. We attribute the changes to the following:

CRE whole loans. The increase of $276,000 for the comparative three months ended September 30, 2021 and 2020 was primarily attributable to an increase in the outstanding balance of CRE whole loans in connection with loan originations net of loan repayments of $285.0 million for the three months ended September 30, 2021. The average outstanding balance of CRE whole loans for the three months ended September 30, 2020 was lower in connection with a pause in our loan originations from March 2020 to November 2020, during which time we continued to receive loan payoff and paydown proceeds. The increase was partially offset by a decrease in rates over the comparative periods.

The decrease of $3.2 million for the comparative nine months ended September 30, 2021 and 2020 was primarily attributable to a lower average outstanding balance of our CRE loan portfolio over the comparative periods due to the aforementioned pause in loan originations from March 2020 to November 2020 offset by the increases in loan originations of $1.8 million and exit fee income of $1.6 million over the comparative periods primarily related to loan payoffs and paydowns. The decrease was also attributable to a decline in one-month LIBOR over the comparative periods, which resulted in lower one-month LIBOR floors on new CRE loans originated.

(Back to Index)

(Back to Index)

CRE preferred equity investments. The decreases of $817,000 and $1.0 million for the comparative three and nine months ended September 30, 2021 and 2020, respectively, were primarily attributable to the payoffs of the preferred equity investments in March 2021 and April 2021.

Securities. The decreases of $100,000 and $6.4 million for the comparative three and nine months ended September 30, 2021 and 2020, respectively, were primarily attributable to the disposition of our entire CMBS portfolio as of April 2020, except for two CMBS securities retained. In March 2021, the two remaining CMBS securities were sold for cash proceeds of $3.0 million.

Net Change in Interest Expense for the Comparative Three and Nine Months Ended September 30, 2021 and 2020:

Aggregate interest expense increased by $1.5 million and $3.0 million for the comparative three and nine months ended September 30, 2021 and 2020, respectively. We attribute the changes to the following:

Securitized borrowings. The net increases of $568,000 and $4.7 million for the comparative three and nine months ended September 30, 2021 and 2020, respectively, were primarily attributable to the issuances of XAN 2020-RSO8, XAN 2020-RSO9 and ACR 2021-FL1 and the acceleration of deferred debt issuance costs of $393,000 and $5.2 million for the three and nine months ended September 30, 2021, respectively, of which $1.9 million pertained to the liquidation of XAN 2019-RSO7 in May 2021 and $393,000 and $3.3 million, respectively, pertained to paydowns of notes on the existing securitizations. The increases were offset by the liquidation of Exantas Capital Corp. 2018-RSO6, Ltd. (“XAN 2018-RSO6”) and XAN 2019-RSO7.

Senior secured financing facility. The increases of $209,000 and $2.5 million for the comparative three and nine months ended September 30, 2021 and 2020, respectively, were attributable to the July 2020 execution and subsequent utilization of the senior secured financing facility.

CRE - term warehouse financing facilities. The decreases of $445,000 and $6.1 million for the comparative three and nine months ended September 30, 2021 and 2020, respectively, were primarily attributable to net payoffs of our CRE term warehouse financing facilities compounded by a decrease in the weighted average one-month LIBOR over the comparative periods, offset by new originations in the three and nine months ended September 30, 2021. The net payoffs of our CRE term warehouse facilities were funded by the issuance of our XAN 2020-RSO8, XAN 2020-RSO9 and ACR 2021-FL1 securitizations and the utilization of the senior secured financing facility.

CMBS - short term repurchase agreements. The decrease of $2.5 million for the comparative nine months ended September 30, 2021 and 2020 was attributable to the payoff of our CMBS - short term repurchase agreements in full as of April 2020 upon sale of our CMBS due to the impact of the COVID-19 pandemic on commercial real estate securities markets in March 2020.

5.75% Senior Unsecured Notes. The increase of $1.1 million for the comparative three and nine months ended September 30, 2021 and 2020, respectively, were attributable to the issuance of the 5.75% Senior Unsecured Notes in August 2021.

12.00% Senior Unsecured Notes due 2027. The increase of $3.2 million for the comparative nine months ended September 30, 2021 and 2020 was attributable to the execution and concurrent utilization of a portion of the 12.00% Senior Unsecured Notes in July 2020.

Unsecured junior subordinated debentures. The decrease of $389,000 for the comparative nine months ended September 30, 2021 and 2020 was attributable to a decrease in three-month LIBOR, the benchmark interest rate for our unsecured junior subordinated debentures, over the comparative periods.

Hedging. The increase of $289,000 for the comparative nine months ended September 30, 2021 and 2020 was primarily attributable to amortization expense on terminated interest rate swaps during the nine months ended September 30, 2021. In April 2020, in conjunction with the disposition of our CMBS portfolio financed with short-term repurchase agreements, we terminated all interest rate swap contracts hedging that portfolio. During the nine months ended September 30, 2021 and 2020, we recorded net amortization expense, reported in interest expense on the consolidated statements of operations, of $1.4 million and $788,000, respectively.

(Back to Index)

(Back to Index)

Average Net Yield and Average Cost of Funds:

The following tables present the average net yield and average cost of funds for the three and nine months ended September 30, 2021 and 2020 (dollars in thousands, except amounts in footnotes):

	For the Three Months Ended September 30, 2021			For the Three Months Ended September 30, 2020
	Average Balance	Interest Income (Expense)	Average Net Yield (Cost of Funds) (1)	Average Balance	Interest Income (Expense)	Average Net Yield (Cost of Funds) (1)
Interest-earning assets
CRE whole loans (2)	$1,724,333	$23,667	5.45%	$1,682,223	$23,391	5.52%
Legacy CRE loan (2)	11,516	159	5.49%	11,516	154	5.29%
CRE mezzanine loan	4,700	120	9.96%	4,700	120	9.97%
CRE preferred equity investments (2)	—	—	—%	27,065	817	11.98%
CMBS	—	—	—%	2,247	100	18.06%
Other	74,564	40	0.21%	72,058	56	0.31%
Total interest income/average net yield	1,815,113	23,986	5.25%	1,799,809	24,638	5.43%
Interest-bearing liabilities
Collateralized by:
CRE whole loans (3)(4)	1,186,301	(8,764)	(2.75)%	1,278,588	(8,432)	(2.62)%
General corporate debt:
Unsecured junior subordinated debentures	51,548	(540)	(4.10)%	51,548	(571)	(4.33)%
4.50% Convertible Senior Notes (5)	119,159	(2,536)	(8.33)%	135,853	(2,540)	(7.32)%
5.75% Senior Unsecured Notes (6)	73,379	(1,148)	(6.21)%	—	—	—%
12.00% Senior Unsecured Notes (7)	26,047	(1,080)	(16.44)%	31,253	(1,024)	(13.00)%
Hedging (8)	—	(466)	—%	—	(466)	—%
Total interest expense/average cost of funds	$1,456,434	(14,534)	(3.67)%	$1,497,242	(13,033)	(3.32)%
Total net interest income		$9,452			$11,605

(1)	Average net yield includes net amortization/accretion and fee income and is computed based on average amortized cost.
(2)

Includes fee income of approximately $2.0 million and $18,000 recognized on our floating-rate CRE whole loans and legacy CRE loan, respectively, for the three months ended September 30, 2021 and approximately $1.7 million and $39,000 on our floating-rate CRE whole loans and our CRE preferred equity investments, respectively, for the three months ended September 30, 2020.

(3)	Includes amortization expense of approximately $2.1 million for the three months ended September 30, 2021 and 2020 on our interest-bearing liabilities collateralized by CRE whole loans.
(4)

The average cost of funds for the three months ended September 30, 2021 excludes the impact of amortization of deferred debt issuance costs and unused fees incurred on a CRE term warehouse facility that was unused during the period.

(5)

Includes amortization expense of approximately $1.2 million and $923,000 for the three months ended September 30, 2021 and 2020, respectively, on our 4.50% Convertible Senior Notes. The amortization expense for the three months ended September 30, 2021 included $304,000 of acceleration of deferred debt issuance costs in connection with the repurchase of $55.7 million principal amount of 4.50% Convertible Senior Notes during the period.

(6)	Includes amortization expense of approximately $70,000 for the three months ended September 30, 2021 on our 5.75% Senior Unsecured Notes.
(7)

Includes amortization expense of approximately $274,000 and $8,000 for the three months ended September 30, 2021 and 2020 on our 12.00% Senior Unsecured Notes. The amortization expense for the three months ended September 30, 2021 included $218,000 of acceleration of deferred debt issuance costs in connection with the redemption of all $50.0 million principal amount of 12.00% Senior Unsecured Notes during the period.

(8)

Includes net amortization expense of $466,000 for the three months ended September 30, 2021 and 2020 on 22 terminated interest rate swap agreements that were in net loss positions at the time of termination. The remaining losses, reported in accumulated other comprehensive (loss) income on the consolidated balance sheets, will be accreted over the remaining life of the debt.

(Back to Index)

(Back to Index)

	For the Nine Months Ended September 30, 2021			For the Nine Months Ended September 30, 2020
	Average Balance	Interest Income (Expense)	Average Net Yield (Cost of Funds) (1)	Average Balance	Interest Income (Expense)	Average Net Yield (Cost of Funds) (1)
Interest-earning assets
CRE whole loans (2)	$1,616,398	$72,083	5.96%	$1,756,936	$75,255	5.71%
Legacy CRE loan (2)	11,516	478	5.55%	11,516	470	5.44%
CRE mezzanine loan	4,700	355	9.96%	4,700	356	9.97%
CRE preferred equity investments (2)	10,967	1,378	16.80%	26,679	2,401	11.99%
CMBS (3)	5,610	161	3.89%	165,168	6,521	5.29%
Other	73,031	73	0.13%	37,529	168	0.59%
Total interest income/average net yield	1,722,222	74,528	5.78%	2,002,528	85,171	5.67%
Interest-bearing liabilities
Collateralized by:
CRE whole loans (4)	1,153,709	(30,910)	(3.48)%	1,320,797	(29,726)	(3.00)%
CMBS	—	—	—%	123,899	(2,491)	(2.68)%
General corporate debt:
Unsecured junior subordinated debentures	51,548	(1,618)	(4.14)%	51,548	(2,007)	(5.12)%
4.50% Convertible Senior Notes (5)	131,785	(7,674)	(7.68)%	134,954	(7,551)	(7.35)%
8.00% Convertible Senior Notes (5)	—	—	—%	1,159	(80)	(9.07)%
5.75% Senior Unsecured Notes (6)	24,729	(1,148)	(6.21)%	—	—	—%
12.00% Senior Unsecured Notes (7)	39,615	(4,226)	(14.26)%	10,494	(1,024)	(13.00)%
Hedging (8)	—	(1,384)	—%	35,217	(1,095)	(4.14)%
Total interest expense/average cost of funds	$1,401,386	(46,960)	(4.25)%	$1,678,068	(43,974)	(3.48)%
Total net interest income		$27,568			$41,197

(1)	Average net yield includes net amortization/accretion and fee income and is computed based on average amortized cost.
(2)

Includes fee income of approximately $8.1 million and $55,000 recognized on our floating-rate CRE whole loans and legacy CRE loan, respectively, for the nine months ended September 30, 2021 and approximately $4.8 million, $12,000 and $112,000 on our floating-rate CRE whole loans, legacy CRE loan and our CRE preferred equity investments, respectively, for the nine months ended September 30, 2020. During the nine months ended September 30, 2021, net amortization expense of $64,000 was recorded on the preferred equity investments in connection with their payoffs.

(3)	Includes net accretion income of approximately $616,000 for the nine months ended September 30, 2020 on our CMBS securities.
(4)

Includes amortization expense of approximately $11.0 million and $5.9 million for the nine months ended September 30, 2021 and 2020, respectively, on our interest-bearing liabilities collateralized by CRE whole loans.

(5)

Includes aggregated amortization expense of approximately $3.1 million and $2.7 million for the nine months ended September 30, 2021 and 2020, respectively, on our convertible senior notes. The amortization expense for the nine months ended September 30, 2021 included $304,000 of acceleration of deferred debt issuance costs in connection with the repurchase of $55.7 million principal amount of 4.50% Convertible Senior Notes during the period.

(6)	Includes amortization expense of approximately $70,000 for the nine months ended September 30, 2021 on our 5.75% Senior Unsecured Notes.
(7)

Includes amortization expense of approximately $445,000 and $8,000 for the nine months ended September 30, 2021 and 2020, respectively, on our 12.00% Senior Unsecured Notes. The amortization expense for the nine months ended September 30, 2021 included $218,000 of acceleration of deferred debt issuance costs in connection with the redemption of all $50.0 million principal amount of 12.00% Senior Unsecured Notes during the period.

(8)

Includes net amortization expense of $1.4 million and $788,000 for the nine months ended September 30, 2021 and 2020, respectively, on 22 terminated interest rate swap agreements that were in net loss positions at the time of termination. The remaining losses, reported in accumulated other comprehensive (loss) income on the consolidated balance sheets, will be accreted over the remaining life of the debt.

Real Estate Income and Other Revenue

Three and Nine Months Ended September 30, 2021 as compared to Three and Nine Months Ended September 30, 2020

The following tables set forth information relating to our real estate income and other revenue for the periods presented (dollars in thousands):

	For the Three Months Ended
	September 30,
	2021	2020	Dollar Change	Percent Change
Real estate income and other revenue:
Real estate income	$2,627	$—	$2,627	100%
Other revenue	17	19	(2)	(11)%
Total	$2,644	$19	$2,625	13,816%

(Back to Index)

(Back to Index)

	For the Nine Months Ended
	September 30,
	2021	2020	Dollar Change	Percent Change
Real estate income and other revenue:
Real estate income	$7,013	$—	$7,013	100%
Other revenue	49	62	(13)	(21)%
Total	$7,062	$62	$7,000	11,290%

Aggregate real estate income and other revenue increased by $2.6 million and $7.0 million for the comparative three and nine months ended September 30, 2021 and 2020, respectively. We attribute the changes to the following:

Real estate income. The increases of $2.6 million and $7.0 million for the comparative three and nine months ended September 30, 2021 and 2020, respectively, were attributable to sales revenue earned on a hotel property acquired in a deed in lieu of foreclosure transaction in November 2020. The property reopened during the first quarter of 2021 and initially earned a significant amount of its revenue from a contact with the U.S. federal government that provided lodging for a group of employees until May 2021. Late in the second quarter and into the third quarter, revenue was driven by increases in occupancy as the economy reopened following the distribution of COVID-19 vaccines.

Operating Expenses

Three and Nine Months Ended September 30, 2021 as compared to Three and Nine Months Ended September 30, 2020

The following tables set forth information relating to our operating expenses for the periods presented (dollars in thousands):

	For the Three Months Ended
	September 30,
	2021	2020	Dollar Change	Percent Change
Operating expenses:
Management fees	$1,700	$1,284	$416	32%
Equity compensation	771	1,905	(1,134)	(60)%
Real estate operating expenses	2,401	—	2,401	100%
General and administrative	2,664	5,295	(2,631)	(50)%
Depreciation and amortization	16	12	4	33%
Provision for (reversal of) credit losses, net	537	(8,172)	8,709	107%
Total	$8,089	$324	$7,765	2,397%

	For the Nine Months Ended
	September 30,
	2021	2020	Dollar Change	Percent Change
Operating expenses:
Management fees	$4,405	$4,728	$(323)	(7)%
Equity compensation	961	3,118	(2,157)	(69)%
Real estate operating expenses	6,713	—	6,713	100%
General and administrative	8,533	11,552	(3,019)	(26)%
Depreciation and amortization	75	34	41	121%
Provision for credit losses	(15,447)	49,449	(64,896)	(131)%
Total	$5,240	$68,881	$(63,641)	(92)%

Aggregate operating expenses increased by $7.8 million and decreased by $63.6 million for the comparative three and nine months ended September 30, 2021 and 2020. We attribute the changes to the following:

Management fees. The increase of $416,000 for the comparative three months ended September 30, 2021 and 2020 was primarily attributable to an increase in our base management fees during the three months ended September 30, 2021. As of July 31, 2020, as part of the Fourth Amended and Restated Management Agreement, as amended (“Management Agreement”), the monthly base management fee payable to our Manager was amended to be the greater of 1/12th of the amount of our equity multiplied by 1.50% or $442,000 through July 31, 2022. In June 2021, the base management fee calculation exceeded the $442,000 for the first time since the execution of the new Management Agreement in connection with the issuance of the Series D Preferred Stock in the second quarter of 2021. As a result, the management fees were greater than those incurred in the third quarter of 2020.

(Back to Index)

(Back to Index)

The decrease of $323,000 for the comparative nine months ended September 30, 2021 and 2020 was primarily attributable to a decrease in our equity in March 2020. Our monthly base management fee payable to our Prior Manager was equal to 1/12th of the amount of our equity multiplied by 1.50% in accordance with our prior management agreement. In March 2020, our equity decreased in connection with the losses incurred on the disposition of our financed CMBS portfolio

Equity compensation. The decreases of $1.1 million and $2.2 million for the comparative three and nine months ended September 30, 2021 and 2020, respectively, were primarily attributable to the acceleration of all unvested stock awards at July 31, 2020 upon the close of the ACRES acquisition.

Real estate operating expenses. The increases of $2.4 million and $6.7 million for the comparative three and nine months ended September 30, 2021 and 2020, respectively, were primarily attributable to expenses incurred on a hotel property acquired in a deed in lieu of foreclosure transaction in November 2020. The property reopened during the first quarter of 2021.

General and administrative. General and administrative expenses decreased by $2.6 million and $3.0 million for the comparative three and nine months ended September 30, 2021 and 2020, respectively. The following table summarizes the information relating to our general and administrative expenses for the periods presented (dollars in thousands):

	For the Three Months Ended
	September 30,
	2021	2020	Dollar Change	Percent Change
General and administrative:
Professional services	$1,240	$3,976	$(2,736)	(69)%
Wages and benefits	339	362	(23)	(6)%
D&O insurance	366	297	69	23%
Operating expenses	300	311	(11)	(4)%
Dues and subscriptions	177	131	46	35%
Director fees	207	121	86	71%
Rent and utilities	30	92	(62)	(67)%
Tax penalties, interest and franchise tax	1	1	—	—%
Travel	4	4	—	—%
Total	$2,664	$5,295	$(2,631)	(50)%

	For the Nine Months Ended
	September 30,
	2021	2020	Dollar Change	Percent Change
General and administrative:
Professional services	$4,280	$7,031	$(2,751)	(39)%
Wages and benefits	1,157	1,006	151	15%
D&O insurance	1,031	876	155	18%
Operating expenses	837	1,015	(178)	(18)%
Dues and subscriptions	545	645	(100)	(16)%
Director fees	502	386	116	30%
Rent and utilities	92	483	(391)	(81)%
Tax penalties, interest and franchise tax	69	(27)	96	356%
Travel	20	137	(117)	(85)%
Total	$8,533	$11,552	$(3,019)	(26)%

The decreases in general and administrative expenses for the comparative three and nine months ended September 30, 2021 and 2020 were primarily attributable to an increase in professional services during the three and nine months ended September 30, 2020 in connection with legal fees and advisory fees for services rendered as part of the ACRES acquisition. The decrease for the comparative nine months ended September 30, 2021 and 2020 was also attributable to a decrease in rent and utilities as reimbursable expenses under our Management Agreement in conjunction with the ACRES acquisition.

(Back to Index)

(Back to Index)

(Reversal of) provision for credit losses, net. The provision for credit losses of $537,000 and reversal of credit losses of $15.4 million for the three and nine months ended September 30, 2021 as compared to the reversal of credit losses of $8.2 million and provision for credit losses of $49.4 million for the three and nine months ended September 30, 2020, respectively, were each attributable to the updated estimates of our CECL model. The CECL model, adopted on January 1, 2020, provides the framework for developing an estimate of the allowance for credit losses using an expected credit losses approach. During the first and second quarters of 2020, CECL losses in the CRE loan portfolio were negatively impacted by higher expected unemployment and increased volatility in CRE asset pricing and liquidity in connection with the initial outbreak of the COVID-19 pandemic. From the three months ended September 30, 2020 through the second quarter of 2021, our estimated current expected credit losses improved due as a result of loan paydowns, improved collateral performance, expected lower unemployment and continued projected recoveries in future CRE asset pricing as the economic effect of the COVID-19 pandemic waned. During the three months ended September 30, 2021, a provision was recorded in connection with an increase in the size of the CRE loan portfolio.

Other Income (Expense)

Three and Nine Months Ended September 30, 2021 as compared to Three and Nine Months Ended September 30, 2020

The following tables set forth information relating to our other income (expense) incurred for the periods presented (dollars in thousands):

	For the Three Months Ended
	September 30,
	2021	2020	Dollar Change	Percent Change
Other income (expense):
Net realized and unrealized gain on investment securities available-for-sale and loans and derivatives	$—	$96	$(96)	(100)%
Fair value and other adjustments on asset held for sale	—	(3,371)	3,371	100%
Loss on extinguishment of debt	(9,006)	—	(9,006)	(100)%
Other income	71	134	(63)	(47)%
Total	$(8,935)	$(3,141)	$(5,794)	(184)%

	For the Nine Months Ended
	September 30,
	2021	2020	Dollar Change	Percent Change
Other income (expense):
Net realized and unrealized (loss) gain on investment securities available-for-sale and loans and derivatives	$878	$(186,243)	$187,121	100%
Fair value and other adjustments on asset held for sale	—	(8,089)	8,089	100%
Loss on extinguishment of debt	(9,006)	—	(9,006)	(100)%
Other income	505	192	313	163%
Total	$(7,623)	$(194,140)	$186,517	96%

Aggregate other expenses increased $5.8 million and decreased $186.5 million for the comparative three months ended September 30, 2021 and 2020, respectively, from $3.1 million and $194.1 million during the three and nine months ended September 30, 2020, respectively. We attribute the changes to the following:

Net realized and unrealized (loss) gain on investment securities available-for-sale and loans and derivatives. The decrease of $187.1 million of losses for the nine months ended September 30, 2021 compared to the nine months ended September 30, 2020 was primarily attributable to the disposition of our CMBS portfolio that was financed with CMBS short-term repurchase facilities during the nine months ended September 30, 2020, which resulted in a loss of $180.3 million. We recorded unrealized losses of $5.8 million during the nine months ended September 30, 2020 on two retained securities. During the nine months ended September 30, 2021, we sold the two securities for cash proceeds of $3.0 million and recorded gains of $878,000.

Fair value and other adjustments on asset held for sale. The decreases of $3.4 million and $8.1 million during the comparative three and nine months ended September 30, 2021 and 2020, respectively, were primarily attributable to charges incurred on a CRE asset held for sale of $3.4 million and $8.1 million recorded during the three and nine months ended September 30, 2020, respectively. In December 2020, we sold the asset previously held for sale for proceeds of $10.3 million.

Loss on extinguishment of debt. The increase of $9.0 million during the comparative three and nine months ended September 30, 2021 and 2020 was primarily attributable to the full redemption of our 12.00% Senior Unsecured Notes, which resulted in $7.8 million of losses, and the partial repurchase of our 4.50% Convertible Senior Notes, which resulted in $1.2 million of losses, during the three months ended September 30, 2021.

(Back to Index)

(Back to Index)

Financial Condition

Summary

Our total assets were $2.1 billion and $1.7 billion at September 30, 2021 and December 31, 2020, respectively.

Investment Portfolio

The tables below summarize the amortized cost and net carrying amount of our investment portfolio, classified by asset type, at September 30, 2021 and December 31, 2020 as follows (dollars in thousands, except amounts in footnotes):

At September 30, 2021	Amortized Cost	Net Carrying Amount	Percent of Portfolio	Weighted Average Coupon
Loans held for investment:
CRE whole loans (1)(2)	$1,840,988	$1,822,410	97.63%	4.74%
CRE mezzanine loan (1)	4,700	4,415	0.24%	10.00%
	1,845,688	1,826,825	97.87%
Other investments:
Investments in unconsolidated entities	1,548	1,548	0.08%	N/A (4)
Investments in real estate (3)	38,297	38,297	2.05%	N/A (4)
	39,845	39,845	2.13%
Total investment portfolio	$1,885,533	$1,866,670	100.00%

At December 31, 2020	Amortized Cost	Net Carrying Amount	Percent of Portfolio	Weighted Average Coupon
Loans held for investment:
CRE whole loans, floating-rate (1)	$1,509,578	$1,477,295	94.97%	5.44%
CRE mezzanine loan (1)	4,700	4,399	0.28%	10.00%
CRE preferred equity investments (1)	27,714	25,988	1.67%	11.38%
	1,541,992	1,507,682	96.92%
Investment securities available-for-sale:
CMBS, fixed-rate	2,080	2,080	0.13%	2.70%
Other investments:
Investments in unconsolidated entities	1,548	1,548	0.10%	N/A (4)
Investment in real estate (3)	39,585	39,585	2.54%	N/A (4)
CRE whole loans, fixed-rate (5)	4,809	4,809	0.31%	4.44%
	45,942	45,942	2.95%
Total investment portfolio	$1,590,014	$1,555,704	100.00%

(1)	Net carrying amount includes an allowance for credit losses of $18.9 million and $34.3 million at September 30, 2021 and December 31, 2020, respectively.
(2)	Includes one CRE whole loan with a par value of $20.8 million that has a fixed interest rate from June 2021 through December 2021 in connection with a modification.
(3)

Includes real estate-related right of use assets of $5.5 million and $5.6 million, a lease liability of $3.1 million and intangible assets of $3.0 million and $3.3 million at September 30, 2021 and December 31, 2020, respectively.

(4)	There are no stated rates associated with these investments.
(5)	Classified as other assets on the consolidated balance sheet.

CRE loans. During the nine months ended September 30, 2021, we originated $1,082.7 million of floating-rate CRE whole loan commitments (of which $127.5 million was unfunded loan commitments), funded $20.1 million of previously unfunded loan commitments and received $670.6 million in proceeds from loan payoffs and paydowns. In October 2021, we received an additional $25.0 million of proceeds from the collection of our principal paydown receivable balance.

(Back to Index)

(Back to Index)

The following is a summary of our loans (dollars in thousands, except amounts in footnotes):

Description	Quantity	Principal	Unamortized (Discount) Premium, net (1)	Amortized Cost	Allowance for Credit Losses	Carrying Value	Contractual Interest Rates (2)(3)	Maturity Dates (4)(5)
At September 30, 2021:
CRE loans held for investment:
Whole loans (6)(7)	95	$1,853,168	$(12,180)	$1,840,988	$(18,578)	$1,822,410	1M LIBOR plus 2.70% to 1M LIBOR plus 9.00%	November 2021 to September 2025
Mezzanine loan (6)	1	4,700	—	4,700	(285)	4,415	10.00%	June 2028
Total CRE loans held for investment		$1,857,868	$(12,180)	$1,845,688	$(18,863)	$1,826,825

At December 31, 2020:
CRE loans held for investment:
Whole loans (6)(7)	95	$1,515,722	$(6,144)	$1,509,578	$(32,283)	$1,477,295	1M LIBOR plus 2.70% to 1M LIBOR plus 9.00%	January 2021 to January 2024
Mezzanine loan (6)	1	4,700	—	4,700	(301)	4,399	10.00%	June 2028
Preferred equity investments (8)	2	27,650	64	27,714	(1,726)	25,988	11.00% to 11.50%	June 2022 to April 2023
Total CRE loans held for investment		$1,548,072	$(6,080)	$1,541,992	$(34,310)	$1,507,682

(1)

Amounts include unamortized loan origination fees of $11.7 million and $5.7 million and deferred amendment fees of $469,000 and $495,000 at September 30, 2021 and December 31, 2020, respectively. Additionally, the amounts include unamortized loan acquisition costs of $29,000 and $118,000 at September 30, 2021 and December 31, 2020, respectively. At September 30, 2021, all but one of our floating-rate whole loans had one-month LIBOR floors. At December 31, 2020, all whole loans had one-month LIBOR floors.

(2)	Our whole loan portfolio of $1.9 billion and $1.5 billion had a weighted-average one-month LIBOR floor of 1.03% and 1.88% at September 30, 2021 and December 31, 2020, respectively.
(3)	Excludes one whole loan that has a fixed interest rate of 5.75% from June 2021 through December 2021 in connection with a modification.
(4)	Maturity dates exclude contractual extension options, subject to the satisfaction of certain terms that may be available to the borrowers.
(5)	Maturity dates exclude four and three whole loans, with amortized costs of $49.1 million and $39.7 million, in maturity default at September 30, 2021 and December 31, 2020, respectively.
(6)	Substantially all loans are pledged as collateral under various borrowings at September 30, 2021 and December 31, 2020.
(7)

CRE whole loans had $140.6 million and $67.2 million in unfunded loan commitments at September 30, 2021 and December 31, 2020, respectively. These unfunded loan commitments are advanced as the borrowers formally request additional funding and meet certain benchmarks, as permitted under the loan agreement, and any necessary approvals have been obtained.

(8)	The interest rate on our preferred equity investments paid at 8.00%. The remaining interest was deferred until payoff, which occurred in March 2021 and April 2021.

At September 30, 2021, approximately, 22.0%, 18.4% and 15.7% of our CRE loan portfolio was concentrated in the Southeast, Southwest and Mountains regions, respectively, based on carrying value, as defined by the NCREIF. At December 31, 2020, approximately 21.4%, 17.9% and 16.1% of our CRE loan portfolio was concentrated in the Mountain, Southwest and Southeast regions respectively, based on carrying value. No single loan or investment represented more than 10% of our total assets and no single investment group generated over 10% of our revenue.

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

Investment in unconsolidated entities. Our investments in unconsolidated entities at September 30, 2021 and December 31, 2020 comprised a 100% interest in the common shares of Resource Capital Trust I (“RCT I”) and RCC Trust II (“RCT II”), respectively, with a value of $1.5 million in the aggregate, or 3.0% of each trust. We record our investments in RCT I’s and RCT II’s common shares as investments in unconsolidated entities using the cost method, recording dividend income when declared by RCT I and RCT II. During the three and nine months ended September 30, 2021, we recorded dividends from our investments in RCT I’s and RCT II’s common shares, reported in other revenue on the consolidated statement of operations, of $16,000 and $49,000, respectively. During the three and nine months ended September 30, 2020, we recorded dividends of $19,000 and $62,000, respectively.

(Back to Index)

(Back to Index)

Financing Receivables

The following tables show the activity in the allowance for credit losses for the nine months ended September 30, 2021 and year ended December 31, 2020 (in thousands, except amount in the footnote):

	Nine Months Ended September 30, 2021	Year Ended December 31, 2020
	CRE Loans	CRE Loans
Allowance for credit losses:
Allowance for credit losses at beginning of period	$34,310	$1,460
Adoption of the new accounting guidance	—	3,032
(Reversal of) provision for credit losses	(15,447)	30,815
Realized loss on sale of loan (1)	—	(997)
Allowance for credit losses at end of period	$18,863	$34,310

(1)

The allowance for credit losses included a realized loss of $997,000 that was charged to the allowance related to one CRE loan sale that occurred during the year ended December 31, 2020. There was no such charge off during the nine months ended September 30, 2021.

During the three months ended September 30, 2021, we recorded a provision for expected credit losses of $537,000 in connection with an increase in the size of the CRE loan portfolio, offset by an improvement in macroeconomic conditions. During the nine months ended September 30, 2021, reversals of expected credit losses in the first and second quarters of 2021 outpaced the provision during the third quarter of 2021, resulting in a net reversal of expected credit losses of $15.4 million. Overall, the reversal of expected credit losses was attributable to declines in expected unemployment and continued improvement in macroeconomic conditions, loan paydowns and improved collateral operating performance.

Beginning in the first quarter through the second quarter of 2020, expected credit losses on our CRE loan portfolio were negatively impacted by higher than expected unemployment and increased volatility in CRE asset pricing and liquidity in connection with the COVID-19 pandemic. While projections of declining unemployment and recoveries in CRE asset pricing began to improve during the three months ended September 30, 2020, resulting in a reversal of expected credit losses of $8.1 million, the impact of COVID-19 in the first two quarters of 2020 resulted in a provision for expected credit losses of $48.5 million during the nine months ended September 30, 2020.

During the three and nine months ended September 30, 2021, we individually evaluated an office loan in the East North Central region with a $19.9 million principal balance, two hotel loans in the Northeast region with $23.3 million of total principal balances and a hotel loan in the East North Central region with a $8.4 million principal balance for which sale or foreclosure was determined to be probable. We obtained an updated appraisal in October 2021 on the office loan, which indicated an as-is appraised value of $17.6 million. We consequently recorded a provision for credit losses of $400,000 during the three months ended September 30, 2021 to increase the current expected credit losses (“CECL”) allowance to $2.3 million on the loan, which was based on the new appraised value of the collateral. Additionally, we received a bid to sell the note on one hotel loan in the Northeast region with a $9.3 million principal balance. Using the bid less estimated costs to sell, we individually evaluated the loan and recorded a reversal of credit losses of $465,000 during the three months ended September 30, 2021. The loan had a CECL allowance of $1.8 million at September 30, 2021. The hotel loan in the East North Central region and other hotel loan in the Northeast region were determined to have no CECL allowance as the as-is appraised values on the properties were in excess of the principal and interest balances.

Credit quality indicators

Commercial Real Estate Loans

CRE loans are collateralized by a diversified mix of real estate properties and are assessed for credit quality based on the collective evaluation of several factors, including but not limited to: collateral performance relative to underwritten plan, time since origination, current implied and/or reunderwritten loan-to-collateral value (“LTV”) ratios, loan structure and exit plan. Depending on the loan’s performance against these various factors, loans are rated on a scale from 1 to 5, with loans rated 1 representing loans with the highest credit quality and loans rated 5 representing loans with the lowest credit quality. Loans are rated a 2 at origination. The factors evaluated provide general criteria to monitor credit migration in our loan portfolio; as such, a loan’s rating may improve or worsen, depending on new information received.

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

Credit risk profiles of CRE loans at amortized cost were as follows (in thousands, except amounts in the footnotes):

	Rating 1	Rating 2	Rating 3	Rating 4	Rating 5	Total (1)
At September 30, 2021:
Whole loans, floating-rate (2)	$—	$1,310,042	$353,430	$123,647	$53,869	$1,840,988
Mezzanine loan	—	—	4,700	—	—	4,700
Total	$—	$1,310,042	$358,130	$123,647	$53,869	$1,845,688

At December 31, 2020:
Whole loans, floating-rate	$—	$611,838	$599,208	$262,398	$36,134	$1,509,578
Mezzanine loan	—	—	4,700	—	—	4,700
Preferred equity investments	—	—	6,452	21,262	—	27,714
Total	$—	$611,838	$610,360	$283,660	$36,134	$1,541,992

(1)	The total amortized cost of CRE loans excluded accrued interest receivable of $6.6 million and $7.3 million at September 30, 2021 and December 31, 2020, respectively.
(2)	Includes one $20.8 million whole loan, risk rated a 3, that has a fixed interest rate of 5.75% from June 2021 through December 2021 in connection with a modification.

(Back to Index)

(Back to Index)

Credit risk profiles of CRE loans by origination year at amortized cost were as follows (in thousands, except amounts in footnotes):

	2021	2020	2019	2018	2017	Prior	Total (1)
At September 30, 2021:
Whole loans, floating-rate: (2)
Rating 2	$944,534	$197,627	$114,859	$53,022	$—	$—	$1,310,042
Rating 3 (3)	10,315	10,084	190,708	108,327	16,496	17,500	353,430
Rating 4	—	—	28,420	86,025	—	9,202	123,647
Rating 5	—	—	22,373	9,300	19,900	2,296	53,869
Total whole loans, floating-rate	954,849	207,711	356,360	256,674	36,396	28,998	1,840,988
Mezzanine loan (rating 3)	—	—	—	4,700	—	—	4,700
Total	$954,849	$207,711	$356,360	$261,374	$36,396	$28,998	$1,845,688

	2020	2019	2018	2017	2016	Prior	Total (1)
At December 31, 2020:
Whole loans, floating-rate: (2)
Rating 2	$221,364	$279,077	$111,397	$—	$—	$—	$611,838
Rating 3	43,579	246,073	246,944	45,142	—	17,470	599,208
Rating 4	—	77,495	129,536	46,220	—	9,147	262,398
Rating 5	—	13,938	—	19,900	—	2,296	36,134
Total whole loans, floating-rate	264,943	616,583	487,877	111,262	—	28,913	1,509,578
Mezzanine loan (rating 3)	—	—	4,700	—	—	—	4,700
Preferred equity investments
Rating 3	—	6,452	—	—	—	—	6,452
Rating 4	—	—	21,262	—	—	—	21,262
Total preferred equity investments	—	6,452	21,262	—	—	—	27,714
Total	$264,943	$623,035	$513,839	$111,262	$—	$28,913	$1,541,992

(1)	The total amortized cost of CRE loans excluded accrued interest receivable of $6.6 million and $7.3 million at September 30, 2021 and December 31, 2020, respectively.
(2)	Acquired CRE whole loans are grouped within each loan’s year of issuance.
(3)	Includes one $20.8 million whole loan, originated in 2018, that has a fixed interest rate of 5.75% from June 2021 through December 2021 in connection with a modification.

At September 30, 2021 and December 31, 2020, we had one mezzanine loan included in assets held for sale that had no fair value.

(Back to Index)

(Back to Index)

Loan Portfolio Aging Analysis

The following table presents the CRE loan portfolio aging analysis as of the dates indicated for CRE loans at amortized cost (in thousands, except amounts in footnotes):

	30-59 Days	60-89 Days	Greater than 90 Days (1)	Total Past Due	Current (2)	Total Loans Receivable (3)	Total Loans > 90 Days and Accruing
At September 30, 2021:
Whole loans, floating-rate (4)	$—	$—	$39,798	$39,798	$1,801,190	$1,840,988	$19,898
Mezzanine loan	—	—	—	—	4,700	4,700	—
Total	$—	$—	$39,798	$39,798	$1,805,890	$1,845,688	$19,898

At December 31, 2020:
Whole loans, floating-rate	$—	$—	$11,443	$11,443	$1,498,135	$1,509,578	$11,443
Mezzanine loan	—	—	—	—	4,700	4,700	—
Preferred equity investments	—	—	—	—	27,714	27,714	—
Total	$—	$—	$11,443	$11,443	$1,530,549	$1,541,992	$11,443

(1)

During the three and nine months ended September 30, 2021, we recognized interest income of $480,000 and $1.7 million, respectively, on the three loans with principal payments past due greater than 90 days at September 30, 2021. During the three and nine months ended September 30, 2020, we recognized interest income of $605,000 and $1.8 million, respectively, on these loans.

(2)	Includes two whole loans, with amortized costs of $28.3 million, in maturity default at December 31, 2020.
(3)	The total amortized cost of CRE loans excluded accrued interest receivable of $6.6 million and $7.3 million at September 30, 2021 and December 31, 2020, respectively.
(4)	Includes one $20.8 million whole loan, which is current, that has a fixed interest rate of 5.75% from June 2021 through December 2021 in connection with a modification.

At September 30, 2021 and December 31, 2020, we had four and three CRE loans in maturity default, respectively, with total amortized costs of $49.1 million and $39.7 million, respectively. One of the four loans in maturity default, with a carrying value of $17.6 million at September 30, 2021, completed the receipt of the deed-in-lieu of foreclosure in October 2021 on the collateral, based on an as-is appraised value. Two of the four loans in maturity default at September 30, 2021 are making current interest payments, while one of the loans was on non-accrual status.

We received proceeds of $28.8 million relating to the payoffs of our preferred equity investments during the nine months ended September 30, 2021.

Troubled Debt Restructurings (“TDRs”)

There were no TDRs for the three months ended September 30, 2021 and 2020.

During the nine months ended September 30, 2021, we entered into 13 agreements that extended loans by a weighted average period of 11 months and, in certain cases, modified certain other loan terms. Three formerly forborne borrowers and one borrower performing in accordance with a forbearance agreement were in maturity default at September 30, 2021. No loan modifications during the three and nine months ended September 30, 2021 resulted in TDRs.

Restricted Cash

At September 30, 2021, we had restricted cash of $32.4 million, which consisted of $32.4 million of restricted cash held within all six of our consolidated securitization entities and $21,000 held in various reserve accounts. At December 31, 2020, we had restricted cash of $38.4 million, which consisted of $38.4 million held within our six consolidated securitization entities and $33,000 held in various reserve accounts. The decrease of $6.0 million was primarily attributable to paydowns on our CRE securitization senior notes as well as the liquidation of XAN 2019-RSO7, partially offset by the timing of receipt of principal payments on the assets held at our CRE securitizations.

(Back to Index)

(Back to Index)

Accrued Interest Receivable

The following table summarizes our accrued interest receivable at September 30, 2021 and December 31, 2020 (in thousands):

	September 30, 2021	December 31, 2020	Net Change
Accrued interest receivable from loans	$6,643	$7,310	$(667)
Accrued interest receivable from securities	—	56	(56)
Accrued interest receivable from promissory note, escrow, sweep and reserve accounts	35	6	29
Total	$6,678	$7,372	$(694)

The decrease of $694,000 in accrued interest receivable was primarily attributable to the decrease of $667,000 in accrued interest receivable from loans, which was primarily attributable to declines in the coupon rates of our CRE floating-rate loans, and the decrease of $56,000 in accrued interest receivable from securities, which was attributable to the sale of our remaining CMBS during the first quarter of 2021.

Other Assets

The following table summarizes our other assets at September 30, 2021 and December 31, 2020 (in thousands):

	September 30, 2021	December 31, 2020	Net Change
Tax receivables and prepaid taxes	$2,120	$2,244	$(124)
Other receivables	1,133	804	329
Other prepaid expenses	2,305	568	1,737
Fixed assets - non-real estate	259	177	82
Unsettled trades receivable	—	181	(181)
Other assets, miscellaneous	18	—	18
CRE fixed-rate whole loans, held for sale	—	4,809	(4,809)
Total	$5,835	$8,783	$(2,948)

The decrease of $2.9 million in other assets was primarily attributable to the sale of two fixed-rate CRE whole loans during the nine months ended September 30, 2021 for cash proceeds of $4.8 million. The decrease in other assets was offset by a $329,000 increase in other receivables in connection with accounts receivable on the operations of the hotel property that we acquired in November 2020 as a result of a deed in lieu of foreclosure transaction and a $1.7 million increase in other prepaid expenses, resulting from the prepayment of property taxes on the hotel property.

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

In November 2016, our Board of Directors (“Board”) approved a strategic plan (the “Plan”) to focus our strategy on CRE debt investments. The Plan contemplated disposing of certain legacy CRE debt investments, exiting underperforming non-core asset classes and businesses and maintaining a dividend policy based on sustainable earnings. Legacy CRE loans are loans underwritten prior to 2010. The non-core asset classes in which we have historically invested are described below:

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

We terminated all of our interest rate swap positions associated with our prior financed CMBS portfolio in April 2020. At termination, we realized a loss of $11.8 million. At September 30, 2021 and December 31, 2020, we had a loss of $9.0 million and $10.4 million, respectively, recorded in accumulated other comprehensive (loss) income, which will be amortized into earnings over the remaining life of the debt. During the three and nine months ended September 30, 2021, we recorded amortization expense, reported in interest expense on the consolidated statements of operations, of $489,000 and $1.5 million, respectively. During the three and nine months ended September 30, 2020, we recorded amortization expense, reported in interest expense on the consolidated statements of operations, of $489,000.

At September 30, 2021 and December 31, 2020, we had an unrealized gain of $370,000 and $438,000, respectively, attributable to two terminated interest rate swaps, in accumulated other comprehensive (loss) income on the consolidated balance sheets, to be accreted into earnings over the remaining life of the debt. During the three and nine months ended September 30, 2021, we recorded accretion income, reported in interest expense on the consolidated statements of operations, of $23,000 and $68,000, respectively, to accrete the accumulated other comprehensive income on the terminated swap agreements. During the three and nine months ended September 30, 2020, we recorded accretion income of $23,000 and $69,000, respectively.

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

The following tables present the effect of derivative instruments on our consolidated statements of operations for the nine months ended September 30, 2021 and 2020 (in thousands):

	Derivatives
Nine Months Ended September 30, 2021	Consolidated Statements of Operations Location	Realized and Unrealized Gain (Loss) (1)
Interest rate swap contracts, hedging	Interest expense	$(1,384)

	Derivatives
Nine Months Ended September 30, 2020	Consolidated Statements of Operations Location	Realized and Unrealized Gain (Loss) (1)
Interest rate swap contracts	Other income (expense)	$(67)
Interest rate swap contracts, hedging	Interest expense	$(1,095)

(1)	Negative values indicate a decrease to the associated consolidated statement of operations line items.

(Back to Index)

(Back to Index)

Senior Secured Financing Facility and Term Warehouse Financing Facilities

Borrowings under our senior secured financing facility and term warehouse financing facilities are guaranteed by us or one or more of our subsidiaries. The following table sets forth certain information with respect to our senior secured financing and term warehouse financing facilities (dollars in thousands, except amounts in footnotes):

	September 30, 2021				December 31, 2020
	Outstanding Borrowings	Value of Collateral	Number of Positions as Collateral	Weighted Average Interest Rate	Outstanding Borrowings	Value of Collateral	Number of Positions as Collateral	Weighted Average Interest Rate
Senior Secured Financing Facility
Massachusetts Mutual Life Insurance Company (1)	$37,596	$217,835	12	5.75%	$29,314	$239,385	15	5.75%

CRE - Term Warehouse Financing Facilities
Barclays Bank PLC	109,471	138,422	6	1.95%	—	—	—	—%
JPMorgan Chase Bank, N.A. (2)(3)	210,994	283,222	14	2.10%	12,258	20,000	1	2.66%
Total	$358,061	$639,479			$41,572	$259,385

(1)	Includes $3.6 million and $4.0 million of deferred debt issuance costs at September 30, 2021 and December 31, 2020, respectively.
(2)	Outstanding borrowings include accrued interest payable.
(3)

Includes $50,000 and $1.3 million of deferred debt issuance costs at September 30, 2021 and December 31, 2020, respectively, which includes $678,000 of deferred debt issuance costs at December 31, 2020 from other term warehouse financing facilities with no balance.

We were in compliance with all covenants in the respective agreements at September 30, 2021 and December 31, 2020.

CRE - Term Warehouse Financing Facilities

In February 2012, our indirect wholly-owned subsidiary entered into a master repurchase and securities agreement, which was subsequently replaced with an amended and restated master repurchase agreement in July 2018, (the “Wells Fargo Facility”) with Wells Fargo Bank, N.A. (“Wells Fargo”) to finance the origination of CRE loans. In October 2021, the Wells Fargo Facility matured.

In April 2018, our indirect wholly-owned subsidiary entered into a master repurchase agreement (the “Barclays Facility”) with Barclays Bank PLC (“Barclays”) to finance the origination of CRE loans. In connection with the Barclays Facility, we fully guaranteed all payments and performance under the Barclays Facility pursuant to a guaranty agreement (the “Barclays Guaranty”). In October 2021, the Barclays Facility and the Barclays Guaranty were each amended to extend the revolving period of the facility to October 2022 and to modify the guaranty to limit financial covenants to be applicable when there are outstanding transactions.

In October 2018, our indirect wholly-owned subsidiary entered into a master repurchase agreement (the “JPMorgan Chase Facility”) with JPMorgan Chase Bank, N.A. (“JPMorgan Chase”) to finance the origination of CRE loans. In September and October 2021, the JPMorgan Chase Facility was amended twice, resulting in: (i) the extension of the JPMorgan Chase Facility’s maturity date to October 2024, (ii) an update to our tangible net worth requirement and minimum liquidity covenant as set forth in the guarantee agreement and (iii) a modification of market terms regarding the replacement of LIBOR upon determination of a benchmark transition event.

In November 2021, our indirect, wholly-owned subsidiary (the “Subsidiary”) entered into a $250.0 million Master Repurchase and Securities Contract Agreement with Morgan Stanley Mortgage Capital Holdings LLC (“Morgan Stanley”), to be used to finance our core commercial real estate lending business (the “Morgan Stanley Facility”). Each repurchase transaction will specify its own terms, such as identification of the assets subject to the transaction, sale price, repurchase price and rate. The financing provided by the Morgan Stanley Facility matures in November 2022, with two one-year automatic extensions unless the Subsidiary provides notice of its intent not to extend the facility. The Subsidiary also has the right to request an extension for an additional one-year period after the second automatic extension to the extent it is utilized. We paid a structuring fee to Morgan Stanley as well as other reasonable closing costs.

The Morgan Stanley Facility contains margin call provisions that provide Morgan Stanley with certain rights if the value of purchased assets declines (“Margin Deficit”). Under these circumstances, Morgan Stanley may require the Subsidiary to transfer cash in an amount necessary to eliminate such Margin Deficit or repurchase the asset(s) that resulted in such Margin Deficit.

(Back to Index)

(Back to Index)

We guaranteed the Subsidiary’s payment and performance under the Morgan Stanley Facility pursuant to a guaranty agreement (the “Morgan Stanley Guaranty”), subject to a limit of 25% of the then currently unpaid aggregate repurchase price of all purchased assets. The Morgan Stanley Guaranty includes certain financial covenants required of us, including required liquidity, required capital, ratios of total intendedness to equity and EBITDA requirements. Also, the Subsidiary’s direct parent, ACRES Realty Funding, Inc. (“Pledgor”), executed a Pledge Agreement with Morgan Stanley pursuant to which Pledgor pledged and granted to Morgan Stanley a continuing security interest in any and all of Pledgor’s right, title and interest in and to the Subsidiary, including all distributions, proceeds, payments, income and profits from Pledgor’s interests in the Subsidiary.

The Morgan Stanley Facility specifies events of default, subject to certain materiality thresholds and grace periods, customary for this type of financing arrangement. The remedies for such events of default are also customary for this type of financing arrangement and include acceleration of the principal amount outstanding under the Morgan Stanley Facility and liquidation by Morgan Stanley of purchased assets then subject to the Morgan Stanley Facility.

Securitizations

At September 30, 2021, we retained equity in six of the securitization entities we have executed, of which three have been substantially liquidated.

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

Corporate Debt

4.50% Convertible Senior Notes and 8.00% Convertible Senior Notes

We issued $100.0 million aggregate principal of our 8.00% convertible senior notes due 2020 (“8.00% Convertible Senior Notes”) and $143.8 million aggregate principal of our 4.50% Convertible Senior Notes in January 2015 and August 2017, respectively. In conjunction with the issuance of the 4.50% Convertible Senior Notes, we extinguished $78.8 million of aggregate principal of our 8.00% Convertible Senior Notes. In January 2020, the remaining 8.00% Convertible Senior Notes were paid off upon maturity.

(Back to Index)

(Back to Index)

During the three months ended September 30, 2021, we repurchased $55.7 million of our 4.50% Convertible Senior Notes, resulting in a charge to earnings of $1.5 million, comprising an extinguishment of debt charge of $1.2 million in connection with the acceleration of the market discount and interest expense of $304,000 in connection with the acceleration of deferred debt issuance costs.

The following table summarizes the 4.50% Convertible Senior Notes at September 30, 2021 (dollars in thousands, except the conversion price and amounts in the footnotes):

	Principal Outstanding	Borrowing Rate	Effective Rate (1)(2)	Conversion Rate (3)(4)	Conversion Price (4)	Maturity Date
4.50% Convertible Senior Notes	$88,014	4.50%	7.43%	27.7222	$36.06	August 15, 2022

(1)

Includes the amortization of the market discounts and deferred debt issuance costs, if any, for the 4.50% Convertible Senior Notes recorded in interest expense on the consolidated statements of operations.

(2)	During the three and nine months ended September 30, 2021 and 2020 the effective interest rate for the 4.50% Convertible Senior Notes was 7.43%.
(3)

Represents the number of shares of common stock per $1,000 principal amount of the 4.50% Convertible Senior Notes’ principal outstanding, subject to adjustment as provided in the Third Supplemental Indenture (the “4.50% Convertible Senior Notes Indenture”).

(4)

The conversion rate and conversion price of the 4.50% Convertible Senior Notes at September 30, 2021 are adjusted to reflect quarterly cash distributions in excess of a $0.30 distribution threshold, as defined in the 4.50% Convertible Senior Notes Indenture.

The 4.50% Convertible Senior Notes are convertible at the option of the holder at any time up until one business day before the maturity date and may be settled in cash, our common stock or a combination of cash and our common stock, at our election. The closing price of our common stock was $16.17 on September 30, 2021, which did not exceed the conversion price of our 4.50% Convertible Senior Notes at September 30, 2021.

Senior Unsecured Notes

5.75% Senior Unsecured Notes Due 2026

On August 16, 2021, we issued $150.0 million of our 5.75% Senior Unsecured Notes pursuant to our Indenture, dated August 16, 2021 (the “Base Indenture”), between Wells Fargo, now Computershare Trust Company, N.A. (“CTC”), as trustee (the “Trustee”), and us as supplemented by the First Supplemental Indenture, dated August 16, 2021, between Wells Fargo, now CTC, and us (the “Supplemental Indenture” and, together with the Base Indenture, the “Indenture”). Prior to May 15, 2026, we may at our option redeem the 5.75% Senior Unsecured Notes, in whole or in part, at a redemption price equal to the sum of (i) 100% of the principal amount of the notes to be redeemed, plus accrued and unpaid interest to, but not including, the redemption date, and (ii) a make-whole premium. On or after May 15, 2026, we may at our option redeem the 5.75% Senior Unsecured Notes, at any time, in whole or in part, on not less than 15 nor more than 60 days’ prior notice, at a redemption price equal to 100% of the principal amount of the 5.75% Senior Unsecured Notes to be redeemed, plus accrued and unpaid interest to, but not including, the redemption date.

The Indenture contains restrictive covenants that, among other things, require us to maintain certain financial ratios. The foregoing limitations are subject to exceptions as set forth in the Supplemental Indenture. At September 30, 2021, we were in compliance with these covenants. The Indenture provides for customary events of default that include, among other things (subject in certain cases to customary grace and cure periods): (i) non-payment of principal or interest, (ii) breach of certain covenants contained in the Indenture or the 5.75% Senior Unsecured Notes, (iii) an event of default or acceleration of certain other indebtedness of the Company or a subsidiary in which the Company has invested at least $75 million in capital within the applicable grace period and (iv) certain events of bankruptcy or insolvency. Generally, if an event of default occurs (subject to certain exceptions), CTC or the holders of at least 25% in aggregate principal amount of the then outstanding 5.75% Senior Unsecured Notes may declare all of the notes to be due and payable.

12.00% Senior Unsecured Notes Due 2027

On July 31, 2020, we entered into the Note and Warrant Purchase Agreement with Oaktree Capital Management, L.P. (“Oaktree”) and Massachusetts Mutual Life Insurance Company (“MassMutual”) pursuant to which we may issue to Oaktree and MassMutual from time to time up to $125.0 million aggregate principal amount of 12.00% Senior Unsecured Notes. The 12.00% Senior Unsecured Notes had an annual interest rate of 12.00%, payable up to 3.25% (at our election) as pay-in-kind interest and the remainder as cash interest. On July 31, 2020, we issued to Oaktree and MassMutual $42.0 million and $8.0 million aggregate principal amount, respectively, of the 12.00% Senior Unsecured Notes.

On August 18, 2021, we entered into an agreement with Oaktree and MassMutual that provided for the redemption in full of the 12.00% Senior Unsecured Notes, including a waiver of certain sections of the Note and Warrant Purchase Agreement. On August 20, 2021, the redemption was consummated and a payment to Oaktree and MassMutual was made for an aggregate $55.3 million, which consisted of (i) principal in the amount of $50.0 million, (ii) interest in the amount of approximately $329,000 and (iii) a make-whole amount of approximately $5.0 million. In connection with the redemption, we recorded a charge to earnings of $8.0 million, comprising an extinguishment of debt charge of $7.8 million in connection with (i) the $5.0 million net make-whole amount and (ii) the $2.8 million acceleration of the remaining market discount; and interest expense of $218,000 in connection with the acceleration of deferred debt issuance costs.

(Back to Index)

(Back to Index)

Stockholders’ Equity

Total stockholders’ equity at September 30, 2021 was $443.3 million and gave effect to $8.6 million of net realized losses on our terminated cash flow hedges, shown as a component of accumulated other comprehensive loss. Stockholders’ equity at December 31, 2020 was $334.4 million and gave effect to $10.0 million of net unrealized losses on our terminated cash flow hedges shown as a component of accumulated other comprehensive loss. The increase in stockholders’ equity during the nine months ended September 30, 2021 was primarily attributable to proceeds of $110.5 million pertaining to the completion of the Series D Preferred Stock offering, net of offering costs of $4.5 million, as well as an increase in retained earnings in connection with an increase in net income offset by common stock repurchases.

Balance Sheet - Book Value Reconciliation

The following table rolls forward our common stock book value for the three and nine months ended September 30, 2021 (in thousands, except per share data and amounts in footnotes):

	For the Three Months Ended September 30, 2021		For the Nine Months Ended September 30, 2021
	Total Amount	Per Share Amount	Total Amount	Per Share Amount
Common stock book value at beginning of period (1)(2)	$226,238	$23.56	$218,427	$20.57
Net (loss) income allocable to common shares (3)	(9,805)	(1.03)	10,734	1.12
Change in other comprehensive income on derivatives	466	0.05	1,384	0.15
Repurchase of common stock (4)	(889)	0.04	(14,725)	0.77
Impact to equity of share-based compensation	755	0.06	945	0.07
Total net (decrease) increase	(9,473)	(0.88)	(1,662)	2.11
Common stock book value at end of period (1)(5)	$216,765	$22.68	$216,765	$22.68

(1)	Per share calculations and share amounts in the above table and the following tabular footnotes retrospectively reflect the three-for-one reverse stock split effective February 16, 2021.
(2)

Per share calculations exclude unvested restricted stock, as disclosed on our consolidated balance sheets, of 333,329, 339,708 and 11,610 shares at September 30, 2021, June 30, 2021 and December 31, 2020, respectively, and include warrants to purchase up to 466,661 shares of common stock at September 30, 2021, June 30, 2021 and December 31, 2020. The denominators for the calculations were 9,556,940, 9,604,004 and 10,617,340 shares at September 30, 2021, June 30, 2021 and December 31, 2020, respectively.

(3)

The per share amounts are calculated with the denominator referenced in footnote (2) at September 30, 2021. We calculated net income per common share-diluted of $(1.03) and $1.09 using the weighted average diluted shares outstanding during the three and nine months ended September 30, 2021, respectively.

(4)

Our Board authorized and approved the continued use of the share repurchase program to repurchase up to $20.0 million of outstanding common stock through June 30, 2021 or until the $20.0 million is fully deployed. We completed the share repurchase program in July 2021. In November 2021, our Board authorized and approved the continued use of our existing share repurchase program to repurchase up to $20.0 million of our outstanding common stock.

(5)	We calculated common stock book value as total stockholders’ equity of $443.3 million less preferred stock equity of $226.5 million at September 30, 2021.

Management Agreement Equity

Our monthly base management fee, as defined in our Management Agreement, is equal to the greater of (i) 1/12 of the amount of our equity multiplied by 1.50% or (ii) $442,000 through July 31, 2022 and is calculated and paid monthly in arrears.

The following table summarizes the calculation of equity, as defined in the Management Agreement (in thousands):

Amount
At September 30, 2021:
Proceeds from capital stock issuances, net (1)	$1,330,524
Retained earnings, net (2)	(656,225)
Payments for repurchases of capital stock, net	(227,103)
Total	$447,196

(1)	Deducts underwriting discounts and commissions and other expenses and costs relating to such issuances.
(2)	Excludes non-cash equity compensation expense incurred to date.

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

The following table provides a reconciliation from GAAP net income (loss) allocable to common shares to Core Earnings allocable to common shares for the periods presented (in thousands, except per share data and amounts in the footnotes):

	For the Three Months Ended				For the Nine Months Ended
	September 30,				September 30,
	2021	Per Share Data	2020	Per Share Data	2021	Per Share Data	2020	Per Share Data
Net (loss) income allocable to common shares - GAAP	$(9,805)	$(1.03)	$5,571	$0.51	$10,734	$1.09	$(229,525)	$(21.47)

Reconciling items from continuing operations:
Non-cash equity compensation expense	771	0.08	1,905	0.17	961	0.10	3,118	0.29
Non-cash provision for (reversal of) CRE credit losses	537	0.06	(8,172)	(0.75)	(15,447)	(1.57)	48,427	4.53
Realized loss on core activities (2)	—	—	—	—	(5,246)	(0.54)	—	—
Unrealized (gain) loss on core activities (2)	—	—	(220)	(0.02)	(878)	(0.09)	5,816	0.54
Real estate depreciation and amortization	467	0.05	—	—	1,464	0.15	—	—
Non-cash amortization of discounts or premiums associated with borrowings	4,769	0.50	740	0.07	6,439	0.66	2,170	0.20
Net loss (income) from non-core assets (1)(3)	24	—	25	—	(95)	(0.01)	50	0.01

Reconciling items from CRE assets:
Net interest income on legacy CRE assets	(159)	(0.02)	(157)	(0.01)	(478)	(0.05)	(475)	(0.04)
Fair value and other adjustments on legacy CRE assets	—	—	3,371	0.31	—	—	8,089	0.76
Core Earnings allocable to common shares	$(3,396)	$(0.36)	$3,063	$0.28	$(2,546)	$(0.26)	$(162,330)	$(15.18)

Weighted average common shares - diluted on Core Earnings allocable to common shares	9,553		10,966		9,818		10,693

Core Earnings per common share - diluted	$(0.36)		$0.28		$(0.26)		$(15.18)

(1)

Non-core assets are investments and securities owned by us at the initial measurement date in (i) commercial finance, (ii) middle market lending, (iii) residential mortgage lending, (iv) legacy CRE loans designated as held for sale and (v) other non-CRE assets included in assets held for sale.

(2)

In March 2021, the CMBS portfolio was sold for $3.0 million, representing a total realized loss of $5.2 million that was included in Core Earnings during the nine months ended September 30, 2021. Unrealized (gain) loss on core activities includes the unrealized gains and losses on the residual CMBS portfolio, which were previously excluded from Core Earnings.

(3)

Loss from discontinued operations, net of tax, reported during the three and nine months ended September 30, 2020 was reclassified into net loss (income) from non-core assets to conform to the 2021 presentation.

(Back to Index)

(Back to Index)

Core Earnings in accordance with the Management Agreement, which excludes incentive compensation payable, was $3.4 million, or $(0.36) per common share outstanding, for the three months ended September 30, 2021. There was no incentive compensation payable for the three months ended September 30, 2021.

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

For the three months ended September 30, 2021, our Core Earnings, as defined in the Management Agreement, did not exceed the Incentive Compensation Hurdle.

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

During the nine months ended September 30, 2021, our principal sources of liquidity were: (i) proceeds of $591.2 million from our CRE - term warehouse financing facilities, (ii) net proceeds of $147.0 million from the issuance of the 5.75% Senior Unsecured Notes, (iii) proceeds of $121.7 million from CRE whole loan purchases by our managed CRE securitization ACR 2021-FL1, (iv) net proceeds of $117.4 million from repayments on our CRE portfolio, (v) net proceeds of $110.5 million from the completion of the Series D Preferred Stock offering, (vi) net proceeds of $43.3 million at the close of ACR 2021-FL1, (vii) net proceeds of $18.3 million from our senior secured financing facility, (viii) combined proceeds of $7.8 million from the sale of our fixed-rate CRE whole loans and investment securities available-for-sale, and (ix) proceeds of $6.7 million from our CRE securitizations that used principal paydowns to purchase CRE loan future funding commitments. These sources of liquidity were offset by our deployments in CRE whole loans, the partial repurchase and extinguishment of our 4.50% Convertible Senior Notes, the redemption of our 12.00% Senior Unsecured Notes, repurchases of common stock, distributions on our preferred stock and ongoing operating expenses and substantially resulted in the $109.9 million of unrestricted cash we held at September 30, 2021.

In October 2021, we entered into the Preferred ATM Agreement with our Manager and with JonesTrading Institutional Services LLC, as placement agent, pursuant to which we may issue and sell from time to time up to 2.2 million shares of the Series D Preferred Stock.

(Back to Index)

(Back to Index)

In November 2021, our Board authorized and approved the continued use of our existing share repurchase program to repurchase up to $20.0 million of our outstanding common stock.

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

We were in compliance with all of our covenants at September 30, 2021 in accordance with the terms provided in agreements with our lenders.

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

(Back to Index)

(Back to Index)

At September 30, 2021, we had a senior secured financing facility and term warehouse financing facilities as summarized below (in thousands, except amounts in footnotes):

	Execution Date	Maturity Date	Maximum Capacity	Facility Principal Outstanding	Availability
Senior Secured Financing Facility (1)
Massachusetts Mutual Life Insurance Company	July 2020	July 2027	$250,000	$41,182	$208,818
CRE - Term Warehouse Financing Facilities (2)(3)
Barclays Bank PLC	April 2018	October 2021	$250,000	109,412	$140,588
JPMorgan Chase Bank, N.A.	October 2018	October 2021	$250,000	210,783	$39,217
Total				$361,377

(1)	Facility principal outstanding excludes deferred debt issuance costs of $3.6 million at September 30, 2021.
(2)	Facility principal outstanding excludes accrued interest payable of $320,000 and deferred debt issuance costs and discounts of $50,000 at September 30, 2021.
(3)

In October 2021, we extended our JPMorgan Chase term warehouse financing facility to October 2024, amended the revolving period on the Barclays term warehouse financing facility to October 2022 and allowed our Wells Fargo term warehouse facility to mature. In November 2021, we executed a new term warehouse financing facility with Morgan Stanley to finance CRE loans, which matures in November 2022 and contains extension options.

The following table summarizes the average principal outstanding on our senior secured financing facility and term warehouse financing facilities during the three months ended September 30, 2021 and December 31, 2020 and the principal outstanding on our senior secured financing facility and term warehouse financing facilities at September 30, 2021 and December 31, 2020 (in thousands, except amounts in footnotes):

	Three Months Ended September 30, 2021	September 30, 2021	Three Months Ended December 31, 2020	December 31, 2020
	Average Principal Outstanding	Principal Outstanding (1)(2)	Average Principal Outstanding	Principal Outstanding (1)(2)
Financing Arrangement
Senior secured financing facility - CRE loans	$22,322	$41,182	$68,403	$33,360
Term warehouse financing facilities - CRE loans	181,583	320,195	3,228	13,500
Total	$203,905	$361,377	$71,631	$46,860

(1)

Excludes accrued interest payable on the senior secured financing facility collateralized by CRE loans of $77,000 and $75,000 and deferred debt issuance costs of $3.6 million and $4.0 million at September 30, 2021 and December 31, 2020, respectively.

(2)

Excludes accrued interest payable on term warehouse financing facilities collateralized by CRE loans of $320,000 and $16,000 and deferred debt issuance costs and discounts of $50,000 and $1.3 million at September 30, 2021 and December 31, 2020, respectively.

The following table summarizes the maximum month-end principal outstanding on our senior secured financing facility and term warehouse financing facilities during the periods presented (in thousands):

	Maximum Month-End Principal Outstanding During the
	Nine Months Ended	Years Ended December 31,
	September 30, 2021	2020	2019
Financing Arrangement (1)
Senior secured financing facility - CRE loans	$77,407	$128,495	$—
Term warehouse financing facilities - CRE loans	$320,195	$598,635	$665,294

(1)	Increases in the maximum month-end outstanding principal balances for the periods presented resulted from the originations and acquisitions of CRE loans.

Historically, we have financed the acquisition of our investments through CDOs and securitizations that essentially match the maturity and repricing dates of these financing vehicles with the maturities and repricing dates of our investments. In the past, we have derived substantial operating cash from our equity investments in our CDOs and securitizations, which will cease if the CDOs and securitizations fail to meet certain tests. Through September 30, 2021, we did not experience difficulty in maintaining our existing CDO and securitization financing and passed all of the critical tests required by these financings.

(Back to Index)

(Back to Index)

The following table sets forth the distributions received by us and coverage test summaries for our active securitizations for the periods presented (in thousands, except amount in the footnotes):

	Cash Distributions		Overcollateralization Cushion (1)
Name	For the Nine Months Ended September 30, 2021	For the Year Ended December 31, 2020	At September 30, 2021	At the Initial Measurement Date	Permitted Funded Companion Participation Acquisition Period End	Reinvestment Period End (2)
XAN 2020-RSO8 (3)	$11,435	$13,851	$62,688	$26,146	March 2023	N/A
XAN 2020-RSO9 (4)	$6,927	$1,469	$30,363	$11,887	N/A	N/A
ACR 2021-FL1	$8,451	$—	$6,758	$6,758	N/A	May 2023

(1)	Overcollateralization cushion represents the amount by which the collateral held by the securitization issuer exceeds the minimum amount required.
(2)	The reinvestment period is the period in which principal proceeds received before the end of the period may be used to acquire CRE loans for reinvestment into the securitization.
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

(4)

XAN 2020-RSO9 includes a future advances reserve account, which had a balance of $7.7 million at September 30, 2021, to fund commitments that were not funded as of the closing date. Additionally, the indenture does not contain any interest coverage test provisions.

The following table sets forth the distributions received by us and liquidation details for our liquidated securitizations for the periods presented (in thousands):

	Cash Distributions		Liquidation Details
Name	For the Nine Months Ended September 30, 2021	For the Year Ended December 31, 2020	Liquidation Date	Remaining Assets at the Liquidation Date (1)
XAN 2018-RSO6	$—	$6,748	September 2020	$201,327
XAN 2019-RSO7	$9,339	$22,126	May 2021	$391,168

(1)	The remaining assets at the liquidation date were distributed to us in exchange for our notes owned and preference shares in the respective securitization.

At October 31, 2021, our liquidity consisted of $117.9 million of unrestricted cash and cash equivalents, $47.9 million of unlevered financeable CRE loans and $75.0 million of availability under the Oaktree and MassMutual 12.00% Senior Unsecured Notes.

Our leverage ratio, defined as the ratio of borrowings to stockholders’ equity, may vary as a result of the various funding strategies we use. At September 30, 2021 and December 31, 2020, our leverage ratio was 3.6 and 3.9 times, respectively. Our net debt to equity ratio, defined as the ratio of borrowings less cash and cash equivalents to stockholders’ equity was 3.4 and 3.8 times at September 30, 2021 and December 31, 2020, respectively. The leverage ratio decrease through September 30, 2021, was primarily attributable to the issuance of the Series D Preferred Stock during the second quarter of 2021, which was the primary driver of a net increase in our stockholders’ equity of $108.9 million. The impact of the issuance was offset by net increases in asset-specific borrowings and common stock repurchases.

Net Operating Losses and Loss Carryforwards

We generated net operating losses (“NOL”) during the tax year ended December 31, 2020 and finalized our 2020 tax return in October 2021. We have approximately $47.7 million of NOL carryforwards in our 2020 tax return that generally can be used to offset both ordinary taxable income and capital gains in future years. Additionally, we estimate that we will receive a total of approximately $18.7 million of NOL carryforwards from activities in 2021 and 2022. The Tax Cuts and Jobs Act (“TCJA”) along with revisions made by the Coronavirus Aid, Relief, and Economic Security Act (“CARES”) reduced the deduction for NOLs to 80% of taxable income and granted an indefinite carryforward period.

In addition to NOLs, we estimate we generated approximately $136.9 million of net capital losses as of December 31, 2020. A net capital loss may be carried forward up to five years to offset future capital gains.

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

We are exploring a range of assets and options in which to invest, including investments in commercial real estate equity, with the objective of creating capital gains to take advantage of all or a portion of our collective capital loss carryforwards.

(Back to Index)

(Back to Index)

Distributions

We did not pay distributions on our common shares during the nine months ended September 30, 2021 nor the year ended December 31, 2020 as we were focused on prudently retaining and managing sufficient excess liquidity in connection with the economic impact of the COVID-19 pandemic. As we continue to take steps necessary to stabilize our financial condition and capital position in light of the COVID-19 pandemic, our Board will establish a plan for the prudent resumption of the payment of common share distributions. We intend to continue to make regular quarterly distributions to holders of our preferred stock.

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

Contractual Obligations and Commitments

	Contractual Commitments
	(dollars in thousands, except amounts in footnotes)
	Payments due by Period
	Total	Less than 1 Year	1 - 3 Years	3 - 5 Years	More than 5 Years
At September 30, 2021:
CRE securitizations	$968,647	$—	$—	$—	$968,647
Senior secured financing facility (1)	41,182	—	—	—	41,182
CRE - term warehouse financing facilities (2)(3)	320,515	320,515	—	—	—
4.50% Convertible Senior Notes (4)	88,014	88,014	—	—	—
5.75% Senior Unsecured Notes (5)	150,000	—	—	150,000	—
Unsecured junior subordinated debentures (6)	51,548	—	—	—	51,548
Unfunded commitments on CRE loans (7)	140,607	25,141	115,466	—	—
Base management fees (8)	6,708	6,708	—	—	—
Total	$1,767,221	$440,378	$115,466	$150,000	$1,061,377

(1)	Contractual commitments exclude $77,000 of accrued interest payable at September 30, 2021 on our senior secured financing facility.
(2)	Contractual commitments include $320,000 of accrued interest payable at September 30, 2021 on our term warehouse financing facilities.
(3)

In October 2021, we extended our JPMorgan Chase term warehouse financing facility to October 2024, amended the revolving period on the Barclays term warehouse financing facility to October 2022 and allowed our Wells Fargo term warehouse financing facility to mature. In November 2021, we executed a new term warehouse financing facility with Morgan Stanley to finance CRE loans, which matures in November 2022 and contains extension options.

(4)	Contractual commitments exclude $3.6 million of interest expense payable through maturity, in August 2022, on our 4.50% Convertible Senior Notes.
(5)	Contractual commitments exclude $42.0 million of interest expense payable through maturity, in August 2026, on our 5.75% Senior Unsecured Notes.
(6)	Contractual commitments exclude $22.3 million and $23.0 million of estimated interest expense payable through maturity, in June 2036 and October 2036, respectively, on our trust preferred securities.
(7)

Unfunded commitments on our originated CRE loans generally fall into two categories: (i) pre-approved capital improvement projects and (ii) new or additional construction costs subject, in each case, to the borrower meeting specified criteria. Upon completion of the improvements or construction, we would receive additional interest income on the advanced amount. At September 30, 2021, we had unfunded commitments on 60 CRE whole loans. At September 30, 2021, XAN 2020-RSO9 includes a future advances reserve account of $7.7 million to fund unfunded commitments.

(8)

Base management fees presented are based on an estimate of base management fees payable to our Manager over the next 12 months. Our Management Agreement also provides for an incentive compensation arrangement that is based on operating performance. The incentive compensation is not a fixed and determinable amount, and therefore it is not included in this table.

Off-Balance Sheet Arrangements

General

At September 30, 2021, we did not maintain any relationships with unconsolidated entities or financial partnerships that were established for the purpose of facilitating off-balance sheet arrangements or contractually narrow or limited purposes, although we do have interests in unconsolidated entities not established for those purposes. Except as set forth below, at September 30, 2021, we had not guaranteed obligations of any unconsolidated entities or entered into any commitment or letter of intent to provide additional funding to any such entities.

(Back to Index)

(Back to Index)

Unfunded CRE Loan Commitments

In the ordinary course of business, we make commitments to borrowers whose loans are in our CRE loan portfolio to provide additional loan funding in the future. Disbursement of funds pursuant to these commitments is subject to the borrower meeting pre-specified criteria. These commitments are subject to the same underwriting requirements and ongoing portfolio maintenance as are the on-balance sheet financial investments that we hold. Since these commitments may expire without being drawn upon, the total commitment amount does not necessarily represent future cash requirements. Whole loans had $140.6 million and $67.2 million in unfunded loan commitments at September 30, 2021 and December 31, 2020, respectively. At September 30, 2021, XAN 2020-RSO9 includes a future advances reserve account of $7.7 million, included in restricted cash on the consolidated balance sheet, to fund unfunded commitments. Preferred equity investments had $2.5 million in unfunded investment commitments at December 31, 2020. The preferred equity investments paid off during the nine months ended September 30, 2021. Unfunded commitments are not considered in the CECL reserve if they are unconditionally cancellable.

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

At September 30, 2021, the primary components of our market risk were credit risk, counterparty risk, financing risk, and interest rate risk, as described below. While we do not seek to avoid risk completely, we do seek to assume risk that can be quantified from historical experience, to actively manage that risk, to earn sufficient compensation to justify assuming that risk and to maintain capital levels consistent with the risk we undertake or to which we are exposed.

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

The COVID-19 pandemic has significantly impacted the CRE markets, causing reduced occupancy, requests from tenants for rent deferral or abatement, and delays in construction and development projects currently planned or underway. Our portfolio includes loans collateralized by multifamily, hotel, retail and other property types that are particularly negatively impacted by the pandemic. Approximately 66.2% of our portfolio is in multifamily properties. Residents that experience deteriorating financial conditions as a result of the pandemic may be unwilling or unable to pay rent in full on a timely basis. Furthermore, numerous state, local and federal regulations have also imposed restrictions at present on the borrower’s ability to enforce residents’ contractual lease obligations, and this will affect their ability to collect rent or enforce remedies for the failure to pay rent. Approximately 9.9% of our portfolio is in hotel properties. While many restrictions on hotels have eased, the industry is still experiencing a significant reduction of operations resulting in a decline in group, business and leisure travel. Travelers may continue to be wary to travel despite the easing of restrictions because of concerns of risk of contagion or curtailment of leisure travel due to the economic recession. Approximately 2.6% of our portfolio is in retail properties. While government restrictions effecting retail have eased, complete or partial closure of many retail properties have resulted from tenant action. The reduced economic activity severely impacts the tenants’ businesses, financial condition and liquidity and may result in the tenants being unwilling or unable to meet their obligations to the borrower in part or in full.

(Back to Index)

(Back to Index)

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

Interest Rate Risk

Our business model is such that rising interest rates will increase our net income, while declining interest rates will decrease net income, subject to the impact of interest rate floors. As of September 30, 2021, 98.6% of our CRE loan portfolio by par value earned a floating rate of interest and were financed with liabilities that both pay interest at floating rates and that are fixed. Floating-rate loans financed with fixed rate liabilities have a negative correlation with declining interest rates to the extent of our financing. The remaining approximate 1.4% of our CRE loan portfolio by par value earned a fixed rate of interest. Fixed rate loans financed with floating rate liabilities have a negative correlation with rising interest rates to the extent of our financing. To the extent that interest rate floors on our floating-rate CRE loans are in the money, our net interest will have a negative correlation with rising interest rates to the extent of those interest rate floors. Our floating-rate loan portfolio of $1.8 billion had a weighted-average one-month LIBOR floor of 1.03% at September 30, 2021, which excludes one floating-rate loan without a LIBOR floor. Additionally, all interest rate floors on our CRE loan portfolio were in the money at September 30, 2021.

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

The following table estimates the hypothetical impact on our net interest income assuming an immediate increase or decrease of 100 basis points in the applicable interest rate benchmark (in thousands, except per share data):

	Three Months Ended September 30, 2021
At September 30, 2021	100 Basis Point Decrease (4)		100 Basis Point Increase
Net Assets Subject to Interest Rate Sensitivity (1)(2)(3)	Increase (Decrease) to Net Interest Income	Increase (Decrease) to Net Interest Income per Share	Increase (Decrease) to Net Interest Income	Increase (Decrease) to Net Interest Income per Share
$492,027	$261	$0.03	$(1,130)	$(0.11)

(1)	Includes our floating-rate CRE loans at September 30, 2021.
(2)	Includes amounts outstanding on our securitizations, CRE term warehouse financing facilities, senior secured financing facility and unsecured junior subordinated debentures.
(3)	Certain of our floating rate loans are subject to a LIBOR floor.
(4)	Decrease in rates assumes the applicable benchmark rate does not fall below 0%.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended September 30, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

(Back to Index)

(Back to Index)

PART II

ITEM 1.	LEGAL PROCEEDINGS

We may become involved in litigation on various matters due to the nature of our business activities. The resolution of these matters may result in adverse judgments, fines, penalties, injunctions and other relief against us as well as monetary payments or other agreements and obligations. In addition, we may enter into settlements on certain matters in order to avoid the additional costs of engaging in litigation. Except as discussed below, we are unaware of any contingencies arising from such litigation that would require accrual or disclosure in the consolidated financial statements at September 30, 2021.

Our subsidiary, Primary Capital Mortgage, LLC (“PCM”), is subject to potential litigation related to claims for repurchases or indemnifications on loans that PCM has sold to third parties. At September 30, 2021 and December 31, 2020, no such litigation demand was outstanding. Reserves for such litigation demands are included in the reserve for mortgage repurchases and indemnifications that totaled $1.4 million and $1.5 million at September 30, 2021 and December 31, 2020, respectively. The reserves for mortgage repurchases and indemnifications are included in liabilities held for sale on the consolidated balance sheets. As of September 30, 2021, we have substantially completed disposing of PCM’s business.

Litigation Matters

We did not have any pending litigation matters or general litigation reserve at September 30, 2021 or December 31, 2020.

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

In November 2021, our Board authorized and approved the continued use of our existing share repurchase program to repurchase up to $20.0 million of our outstanding common stock.

(Back to Index)

(Back to Index)

The following table presents information about our common stock repurchases made during the nine months ended September 30, 2021 in accordance with our repurchase program (dollars in thousands, except per share data):

	Common Stock
Period	Total Number of Shares Purchased	Average Price Paid per Share (1)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Program	Approximate Dollar Value of Shares that may yet be Purchased under the Plans or Programs
January 4, 2021 - January 29, 2021	283,374	$12.30	283,374	$11,210
February 1, 2021 - February 26, 2021	281,912	$12.21	281,912	$7,784
March 1, 2021 - March 31, 2021	179,379	$14.44	179,379	$5,199
April 1, 2021 - April 30, 2021	140,260	$15.41	140,260	$3,042
May 3, 2021 - May 12, 2021	47,820	$15.51	47,820	$2,301
June 2, 2021 - June 30, 2021	85,709	$16.52	85,709	$888
July 1, 2021 - July 9, 2021	53,443	$16.64	53,443	$—

(1)	The average price paid per share as reflected above includes broker fees and commissions.

ITEM 3.DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 5.OTHER INFORMATION

Subsequent to the maturity of the master repurchase and securities agreement with Wells Fargo Bank, N.A. in October 2021, ACRES Real Estate SPE 10, LLC (“SPE 10”), an indirect, wholly-owned subsidiary of ACRES Commercial Realty Corp. (the “Company”), entered into a $250.0 million Master Repurchase and Securities Contract Agreement, dated as of November 3, 2021, with Morgan Stanley Mortgage Capital Holdings LLC (“Morgan Stanley”), to be used to finance the Company’s core commercial real estate lending business (the “Morgan Stanley Facility”). Each repurchase transaction will specify its own terms, such as identification of the assets subject to the transaction, sale price, repurchase price and rate. The financing provided by the Morgan Stanley Facility matures November 3, 2022, with two one-year automatic extensions unless SPE 10 provides notice of its intent not to extend the facility. SPE 10 also has the right to request an extension for an additional one-year period after the second automatic extension to the extent it is utilized. The Company paid a structuring fee to Morgan Stanley as well as other reasonable closing costs.

The Morgan Stanley Facility contains margin call provisions that provide Morgan Stanley with certain rights if the value of purchased assets declines (“Margin Deficit”). Under these circumstances, Morgan Stanley may require SPE 10 to transfer cash in an amount necessary to eliminate such Margin Deficit or repurchase the asset(s) that resulted in such Margin Deficit.

The Company guaranteed SPE 10’s payment and performance under the Morgan Stanley Facility pursuant to a guaranty agreement (the “Morgan Stanley Guaranty”), subject to a limit of 25% of the then currently unpaid aggregate repurchase price of all purchased assets. The Morgan Stanley Guaranty includes certain financial covenants required of the Company, including required liquidity, required capital, ratios of total intendedness to equity and EBITDA requirements. Also, SPE 10’s direct parent, ACRES Realty Funding, Inc. (“Pledgor”), executed a Pledge Agreement with Morgan Stanley pursuant to which Pledgor pledged and granted to Morgan Stanley a continuing security interest in any and all of Pledgor’s right, title and interest in and to SPE 10, including all distributions, proceeds, payments, income and profits from Pledgor’s interests in SPE 10.

The Morgan Stanley Facility specifies events of default, subject to certain materiality thresholds and grace periods, customary for this type of financing arrangement. The remedies for such events of default are also customary for this type of financing arrangement and include acceleration of the principal amount outstanding under the Morgan Stanley Facility and liquidation by Morgan Stanley of purchased assets then subject to the Morgan Stanley Facility.

The foregoing description of the Morgan Stanley Facility does not purport to be complete and is qualified in its entirety by reference to the full text of the Morgan Stanley Facility and the Morgan Stanley Guaranty, which have been filed with this Quarterly Report on Form 10-Q as Exhibits 99.4(a) and 99.4(b), respectively.

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

(Back to Index)

(Back to Index)

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

4.8(b)	Form of 4.50% Convertible Senior Note due 2022 (included in Exhibit 4.8(a)).
4.9	Description of Registrant’s Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934. (57)
4.10(a)	Base Indenture, dated August 16, 2021, between the Company and the Trustee. (63)
4.10(b)	First Supplemental Indenture, dated August 16, 2021, between the Company and the Trustee. (63)
4.10(c)	Form of 5.75% Senior Note due 2026 (included in Exhibit 4.10(b)).
10.1(a)	Fourth Amended and Restated Management Agreement, dated as of July 31, 2020, by and among Exantas Capital Corp., ACRES Capital, LLC and ACRES Capital Corp. (51)
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

Second Amendment to Loan and Servicing Agreement, dated as of May 25, 2021, among RCC Real Estate SPE Holdings LLC, RCC Real Estate SPE 9 LLC, Massachusetts Mutual Life Insurance Company and Wells Fargo Bank, National Association as the Administrative Agent. (62)

(Back to Index)

(Back to Index)

10.6(d)

Third Amendment to Loan and Servicing Agreement, dated as of August 16, 2021, among RCC Real Estate SPE Holdings LLC, RCC Real Estate SPE 9 LLC, the Lenders party thereto and Mutual Life Insurance Company and Wells Fargo Bank, National Association as the Administrative Agent.

10.6(e)

Guaranty, dated as of July 31, 2020, by Exantas Capital Corp., and each of Exantas Real Estate Funding 2018-RSO6 Investor, LLC, Exantas Real Estate Funding 2019-RSO7 Investor, LLC, and Exantas Real Estate Funding 2020-RSO8 Investor, LLC, in favor of the Secured Parties. (51)

10.7(a)	Note and Warrant Purchase Agreement, dated as of July 31, 2020, by and among Exantas Capital Corp. and the Purchasers signatory thereto. (51)
10.7(b)	Agreement between the Company, OCM XAN Holdings PT, LLC and the Massachusetts Mutual Life Insurance Company, dated August 18, 2021. (64)
10.8	Promissory Note, dated as of July 31, 2020, issued by ACRES Capital Corp. to RCC Real Estate, Inc. (51)
10.9(a)	Manager Incentive Plan. (58)
10.9(b)	Form of Stock Award Agreement Under the Manager Incentive Plan. (61)
10.10	Equity Distribution Agreement, dated October 4, 2021, by and among ACRES Commercial Realty Corp., ACRES Capital, LLC and JonesTrading Institutional Services LLC. (66)
31.1	Rule 13a-14(a)/Rule 15d-14(a) Certification of Chief Executive Officer.
31.2	Rule 13a-14(a)/Rule 15d-14(a) Certification of Chief Financial Officer.
32.1	Certification Pursuant to 18 U.S.C. Section 1350.
32.2	Certification Pursuant to 18 U.S.C. Section 1350.
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

99.1(d)	Amended and Restated Guaranty Agreement made by Exantas Capital Corp., as guarantor, and Wells Fargo Bank, National Association, dated as of July 19, 2018. (11)
99.2(a)	Master Repurchase Agreement between RCC Real Estate SPE 7, LLC and Barclays Bank PLC, dated as of April 10, 2018. (38)
99.2(b)	First Amendment to Master Repurchase Agreement between RCC Real Estate SPE 7, LLC and Barclays Bank PLC dated as of March 9, 2021. (57)
99.2(c)	Second Amendment to Master Repurchase Agreement and First Amendment to Fee Letter, dated October 29, 2021, between RCC Real Estate SPE 7, LLC and Barclays Bank PLC. (67)
99.2(d)	Guaranty dated as of April 10, 2018, made by Resource Capital Corp., as guarantor, in favor of Barclays Bank PLC. (38)
99.2(e)	First Amendment to Guaranty dated as of May 7, 2020, made by Exantas Capital Corp., f/k/a Resource Capital Corp., as guarantor, in favor of Barclays Bank PLC. (50)
99.2(f)	Second Amendment to Guaranty, dated October 2, 2020, made by Exantas Capital Corp. as guarantor in favor of Barclays Bank PLC. (54)
99.2(g)	Third Amendment to Guaranty, dated October 29, 2021, made by ACRES Commercial Realty Corp. as guarantor in favor of Barclays Bank PLC. (66)
99.3(a)	Master Repurchase Agreement for $250,000,000 between RCC Real Estate SPE 8, LLC, as Seller, and JPMorgan Chase Bank, National Association, as Buyer, dated October 26, 2018. (40)
99.3(b)	First Amendment to Uncommitted Master Repurchase Agreement dated as of August 14, 2020 between RCC Real Estate SPE 8, LLC and JPMorgan Chase Bank, National Association. (55)
99.3(c)	Amendment No. 2 to Master Repurchase Agreement, dated September 1, 2021 between RCC Real Estate SPE 8, LLC and JPMorgan Chase Bank, National Association. (65)
99.3(d)

Amendment No. 3 to Master Repurchase Agreement and Guarantee Agreement, dated October 26, 2021 between RCC Real Estate SPE 8, LLC, JPMorgan Chase Bank, National Association and ACRES Commercial Realty Corp., as guarantor (67)

99.3(e)	Guarantee made by Exantas Capital Corp., as guarantor, in favor of JPMorgan Chase Bank, National Association, dated October 26, 2018. (40)
99.3(f)	First Amendment to Guarantee Agreement, dated May 6, 2020, between Exantas Capital Corp. and JPMorgan Chase Bank, National Association. (50)
99.3(g)	Amendment No. 2 To Guarantee Agreement, dated October 2, 2020 between Exantas Capital Corp. and JPMorgan Chase Bank, National Association. (54)
99.4(a)	Master Repurchase and Securities Contract Agreement between ACRES Real Estate SPE 10, LLC, as Seller, and Morgan Stanley Mortgage Capital Holdings LLC, as Administrative Agent, dated November 3, 2021.
99.4(b)	Guaranty made by ACRES Commercial Realty Corp., as Guarantor, in favor of Morgan Stanley Mortgage Capital Holdings LLC, dated November 3, 2021
99.5(a)	Notice of Proposed Settlement of Shareholder Derivative Litigation. (43)
99.5(b)	Stipulation and Agreement of Settlement. (43)
99.6	Federal Income Tax Consequences of our Qualification as a REIT. (57)
101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document.
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.

(Back to Index)

(Back to Index)

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File.

(1)	Filed previously as an exhibit to the Company’s registration statement on Form S-11, Registration No. 333-126517.
(2)	Filed previously as an exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2006.
(3)	Filed previously as an exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2006.
(4)	Filed previously as an exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2013.
(5)	Filed previously as an exhibit to the Company’s Current Report on Form 8-K filed on June 26, 2014.
(6)	Filed previously as an exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2009.
(7)	Filed previously as an exhibit to the Company’s Registration Statement on Form S-11 (File No. 333-132836).
(8)	Filed previously as an exhibit to the Company’s Registration Statement on Form 8-A filed on June 9, 2014.
(9)	Filed previously as an exhibit to the Company’s Annual Report on Form 10-K for the year ended December 31, 2010.
(10)	Filed previously as an exhibit to the Company’s Current Report on Form 8-K filed on March 2, 2011.
(11)	Filed previously as an exhibit to the Company’s Current Report on Form 8-K filed on July 25, 2018.
(12)	Filed previously as an exhibit to the Company’s Annual Report on Form 10-K for the year ended December 31, 2012 filed on March 18, 2013.
(13)	Filed previously as an exhibit to the Company’s Current Report on Form 8-K filed on March 2, 2012.
(14)	Filed previously as an exhibit to the Company’s Current Report on Form 8-K filed on June 13, 2012.
(15)	Filed previously as an exhibit to the Company’s registration statement on Form 8-A filed on June 8, 2012.
(16)	Filed previously as an exhibit to the Company’s Current Report on Form 8-K filed on June 29, 2012.
(17)	Filed previously as an exhibit to the Company’s Registration Statement on Form 8-A filed on September 28, 2012.
(18)	Filed previously as an exhibit to the Company’s Current Report on Form 8-K filed on September 23, 2014.
(19)	RESERVED
(20)	Filed previously as an exhibit to the Company’s Current Report on Form 8-K filed on October 1, 2012.
(21)	Filed previously as an exhibit to the Company Current Report on Form 8-K filed on November 20, 2012.
(22)	Filed previously as an exhibit to the Company’s Current Report on Form 8-K filed on April 8, 2013.
(23)	Filed previously as an exhibit to the Company’s Current Report on Form 8-K filed on July 25, 2013.
(24)	Filed previously as an exhibit to the Company’s Current Report on Form 8-K filed on October 21, 2013.
(25)	Filed previously as an exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2014.
(26)	Filed previously as an exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2015.
(27)	Filed previously as an exhibit to the Company’s Current Report on Form 8-K filed on September 1, 2015.
(28)	RESERVED
(29)	Filed previously as an exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2016.
(30)	RESERVED
(31)	Filed previously as an exhibit to the Company’s Annual Report on Form 10-K for the year ended December 31, 2016.
(32)	Filed previously as an exhibit to the Company’s Current Report on Form 8-K filed on June 8, 2017.
(33)	Filed previously as an exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2017.
(34)	Filed previously as an exhibit to the Company’s Current Report on Form 8-K filed on August 16, 2017.
(35)	Filed previously as an exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2016.
(36)	RESERVED
(37)	Filed previously as an exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2017.
(38)	Filed previously as an exhibit to the Company’s Current Report on Form 8-K filed on April 12, 2018.
(39)	Filed previously as an exhibit to the Company’s Current Report on Form 8-K filed on May 25, 2018.
(40)	Filed previously as an exhibit to the Company’s Current Report on Form 8-K filed on October 30, 2018.
(41)	RESERVED
(42)	Filed previously as an exhibit to the Company’s Annual Report on Form 10-K for the year ended December 31, 2018.
(43)	Filed previously as an exhibit to the Company’s Current Report on Form 8-K filed on March 27, 2019.
(44)	Filed previously as an exhibit to the Company’s Current Report on Form 8-K filed on May 30, 2019.
(45)	Filed previously as an exhibit to the Company’s Proxy Statement filed on April 18, 2019.
(46)	Filed previously as an exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2019.
(47)	RESERVED
(48)	RESERVED
(49)	Filed previously as an exhibit to the Company’s Annual Report on Form 10-K for the year ended December 31, 2019.
(50)	Filed previously as an exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2020.
(51)	Filed previously as an exhibit to the Company’s Current Report on Form 8-K filed on August 3, 2020.
(52)	Filed previously as an exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2020.
(53)	Filed previously as an exhibit to the Company’s Current Report on Form 8-K filed on September 22, 2020.
(54)	Filed previously as an exhibit to the Company’s Current Report on Form 8-K filed on October 7, 2020.
(55)	Filed previously as an exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2020.
(56)	Filed previously as an exhibit to the Company’s Current Report on Form 8-K filed on February 18, 2021.
(57)	Filed previously as an exhibit to the Company’s Annual Report on Form 10-K for the year ended December 31, 2020.
(58)	Filed previously as an exhibit to the Company’s Proxy Statement filed on April 12, 2021.

(Back to Index)

(Back to Index)

(59)	Filed previously as an exhibit to the Company’s Current Report on Form 8-K filed on May 21, 2021.
(60)	Filed previously as an exhibit to the Company’s Current Report on Form 8-K filed on June 1, 2021.
(61)	Filed previously as an exhibit to the Company’s Current Report on Form 8-K filed on June 9, 2021.
(62)	Filed previously as an exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2021.
(63)	Filed previously as an exhibit to the Company’s Current Report on Form 8-K filed on August 17, 2021.
(64)	Filed previously as an exhibit to the Company’s Current Report on Form 8-K filed on August 20, 2021.
(65)	Filed previously as an exhibit to the Company’s Current Report on Form 8-K filed on September 2, 2021.
(66)	Filed previously as an exhibit to the Company’s Current Report on Form 8-K filed on October 7, 2021.
(67)	Filed previously as an exhibit to the Company’s Current Report on Form 8-K filed on October 29, 2021.

(Back to Index)

(Back to Index)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ACRES COMMERCIAL REALTY CORP.
(Registrant)

November 8, 2021	By:	/s/ Mark Fogel
Mark Fogel
President & Chief Executive Officer

November 8, 2021	By:	/s/ David J. Bryant
David J. Bryant
Senior Vice President
Chief Financial Officer and Treasurer

November 8, 2021	By:	/s/ Eldron C. Blackwell
Eldron C. Blackwell
Vice President
Chief Accounting Officer

(Back to Index)