Form 10-K
period 2021-12-31
ACRES Commercial Realty Corp.
filed 2022-03-09
CIK 1332551

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2021

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  ☑ Yes ☐ No

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).  ☑ Yes ☐ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

The aggregate market value of the voting common equity held by non-affiliates of the registrant, based on the closing price of such stock on the last business day of the registrant’s most recently completed second fiscal quarter (June 30, 2021) was approximately $143,419,028.

The number of outstanding shares of the registrant’s common stock on March 7, 2022 was 8,890,045 shares.

DOCUMENTS INCORPORATED BY REFERENCE

The information required by Part III of this Form 10-K, to the extent not set forth herein or by amendment, is incorporated by reference from the registrant’s definitive proxy statement to be filed with the Securities and Exchange Commission not later than 120 days after December 31, 2021.

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

•	the availability and attractiveness of terms of additional debt repurchases;
•	availability, terms and deployment of short-term and long-term capital;
•	availability of, and ability to retain, qualified personnel;
•	changes in our business strategy;
•	the degree and nature of our competition;
•	the resolution of our non-performing and sub-performing assets;
•	the outbreak of widespread contagious disease, such as the novel coronavirus, COVID 19;
•	our ability to comply with financial covenants in our debt instruments;
•	the adequacy of our cash reserves and working capital;
•	the timing of cash flows, if any, from our investments;
•	unanticipated increases in financial and other costs, including a rise in interest rates;
•	our ability to maintain compliance with over-collateralization and interest coverage tests in our collateralized debt obligations (“CDOs”) and/or collateralized loan obligations (“CLOs”);
•	our dependence on ACRES Capital, LLC, our “Manager”, and ability to find a suitable replacement in a timely manner, or at all, if our Manager or we were to terminate the management agreement;
•	environmental and/or safety requirements;
•

our ability to satisfy complex rules in order for us to qualify as a real estate investment trust (“REIT”), for federal income tax purposes and qualify for our exemption under the Investment Company Act of 1940, as amended, and our ability and the ability of our subsidiaries to operate effectively within the limitations imposed by these rules;

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

General

We are a Maryland corporation, incorporated in 2005, and a real estate finance company that is organized and conducts our operations to qualify as a real estate investment trust, or REIT, for federal income tax purposes under Subchapter M of the Internal Revenue Code of 1986, as amended, or the Code. On February 16, 2021, we amended our certificate of incorporation to change our name to ACRES Commercial Realty Corp. from Exantas Capital Corp. Our investment strategy is primarily focused on originating, holding and managing commercial real estate, or CRE, mortgage loans and equity investments in commercial real estate property through direct ownership and joint ventures. We are externally managed by ACRES Capital, LLC, or our Manager, a subsidiary of ACRES Capital Corp., or collectively, ACRES, a private commercial real estate lender exclusively dedicated to nationwide middle market CRE lending with a focus on multifamily, student housing, hospitality, industrial and office property in top United States, or U.S., markets. Our Manager draws upon the management team of ACRES and its collective investment experience to provide its services.

Our objective is to provide our stockholders with total returns over time, including the payment of quarterly distributions when approved by our board of directors, or our Board, and capital appreciation, while seeking to manage the risks associated with our investment strategies. We finance a substantial portion of our portfolio investments through borrowing strategies seeking to match the maturities and repricing dates of our financings with the maturities and repricing dates of our investments.

Our investment strategy targets the following CRE credit investments, including:

•	Floating-rate first mortgage loans, which we refer to as whole loans;
•	First priority interests in first mortgage loans, which we refer to as A-notes;
•	Subordinated interests in first mortgage loans, which we refer to as B-notes;
•	Mezzanine debt related to CRE that is senior to the borrower’s equity position but subordinated to other third-party debt;
•	Preferred equity investments related to CRE that are subordinate to first mortgage loans and are not collateralized by the property underlying the investment; and
•	CRE equity investments.

We generate our income primarily from the spread between the revenues we receive from our assets and the cost to finance our ownership of those assets, including corporate debt.

In December 2019, a novel strain of coronavirus, or COVID-19, was identified. The resulting spread of COVID-19 throughout the globe led the World Health Organization to designate COVID-19 as a pandemic and numerous countries, including the U.S, to declare national emergencies. Many countries responded to the initial and ensuing outbreaks of COVID-19 by instituting quarantines and restrictions on travel and limiting operations of non-essential offices and retail centers, which resulted in the closure or remote operation of non-essential businesses and increased rates of unemployment and market disruption in connection with the economic uncertainty. While the U.S. and certain countries around the world have eased restrictions and financial markets and unemployment rates have stabilized to some degree, due in large part to the discovery and distribution of vaccines and other treatments, the pandemic, exacerbated by virus variants, continues to cause uncertainty in the U.S. and global economies, generally, and the CRE industry in particular.

The aforementioned quarantines and travel restrictions contributed significantly to economic disruptions across the country that directly impacted our borrowers and their ability to pay and to stay current with their debt obligations in 2019 and 2020, causing significant increases in our provisions for credit losses. During this height of the pandemic, we used a variety of legal and structural options to manage credit risk effectively, including through forbearance and extension provisions or agreements. As of December 31, 2021, we have substantially reversed those provisions due to significant improvements in our current and expected macroeconomic operating environments as well as due to improvements in collateral operating performance and market liquidity.

We continue to actively and responsibly manage corporate liquidity and operations in light of the market disruptions caused by COVID-19. However, it is inherently difficult to accurately assess the continuing impact of the pandemic as well as other domestic or global events on our revenues, profitability and financial position. In response, we are focused on maintaining sufficient liquidity while still growing our loan origination business. We continuously monitor the effects of domestic and global events on our operations and financial position to ensure that we remain responsive and adaptable to the dynamic changes in our operating environment.

(Back to Index)

(Back to Index)

The negative impact of COVID-19 on our commercial mortgage-backed securities, or CMBS, investments and 2020 results created a net operating loss, or NOL, carryforwards and net capital loss carryforwards, or CLCOs. Our 2020 tax return, completed in October 2021, resulted in NOL carryforwards of $47.7 million and net capital loss carryforwards of $136.9 million, including net capital loss carryforwards from prior years, at our qualified REIT subsidiaries, or QRSs. Additionally, we have NOL carryforwards of $60.2 million at our taxable REIT subsidiaries, or TRSs. We estimate that we will generate additional NOL carryforwards from legacy CMBS investments of approximately $14.8 million from activities in 2021 and expected activities in 2022. Therefore, we were not required to and have not paid distributions on our common shares in 2021 nor 2020. As of December 31, 2021, we have acquired, and expect to further acquire in 2022, equity investments in CRE properties to utilize CLCOs in our QRSs. These equity investments offer the opportunity for enhanced capital appreciation returns that may be reinvested into the loan origination pipeline when and if realized.

We typically target transitional floating-rate CRE loans between $10.0 million and $100.0 million. During the year ended December 31, 2021 we originated 56 CRE loans with total commitments of $1.5 billion. At December 31, 2021, our CRE loan portfolio comprised approximately $1.9 billion of floating-rate CRE whole loans with a weighted average spread of 3.67% over the one-month benchmark rates utilized, which has a weighted average floor of 0.75%. Additionally, our CRE loan portfolio comprised one $4.7 million mezzanine loan at December 31, 2021.

Our Business Strategy

The core components of our business strategy are:

Investment in CRE assets. We are currently invested in CRE whole loans, CRE mezzanine loans and CRE investments. Our goal is to allocate 90% to 100% of our equity to our CRE assets.

Managing our investment portfolio. At December 31, 2021, we managed $2.3 billion of assets, including $1.9 billion of assets that were financed and held in variable interest entities. The core of our management process is credit analysis, which our Manager, with the assistance of ACRES, uses to actively monitor our existing investments and as a basis for evaluating new investments. Senior management of ACRES has extensive experience in underwriting the credit risk associated with our targeted asset classes and conducts detailed due diligence on all investments. After we make investments, our Manager actively monitors them for early detection of trouble or deterioration. If a default occurs, we will use our senior management team’s asset management experience in seeking to mitigate the severity of any loss and to optimize the recovery from assets collateralizing the investment.

Managing our interest rate, pricing and liquidity risk. We engage in a number of business activities that are vulnerable to interest rate, pricing and liquidity risk and we seek to manage those risks. The risks on our long-term financing agreements, principally our term financing facilities, are managed by seeking to match the maturity and repricing dates of our financed investments with the maturities and repricing dates of our long-term financing facilities. Additionally, we seek to match investment and financing maturity and repricing dates using securitization vehicles structured by our Manager and, subject to the availability of markets for securitization financings, we expect to continue to use securitizations in the future to accomplish our long-term match funding financing strategy.

At December 31, 2021, our CRE securitizations and financing facilities with debt outstanding were as follows (in thousands, except amount in footnotes):

	Outstanding Borrowings (1)	Value of Collateral	Equity at Risk (2)
At December 31, 2021:
CRE Securitizations
XAN 2020-RSO8	$141,798	$229,263	$86,888
XAN 2020-RSO9	94,325	144,361	$49,547
ACR 2021-FL1	669,813	802,643	$127,420
ACR 2021-FL2	560,563	700,000	$133,000
Senior Secured Financing Facility
Massachusetts Mutual Life Insurance Company (3)	(3,432)	170,791	$171,766
CRE -Term Warehouse Financing Facilities
JPMorgan Chase Bank, N.A. (4)	18,875	37,167	$16,329
Morgan Stanley Mortgage Capital Holdings LLC	47,896	64,860	$14,871
Total	$1,529,838	$2,149,085

(1)

Securitizations and the senior secured financing facility include deferred debt issuance costs and term warehouse financing facilities include accrued interest payable and deferred debt issuance costs.

(2)	The senior secured financing facility and term warehouse financing facilities include accrued interest receivable and accrued interest payable, which are excluded from the value of collateral.
(3)	Outstanding borrowings represent deferred debt issuance costs that are amortized through the senior secured financing facility’s maturity.
(4)	Outstanding borrowings include $356,000 of deferred debt issuance costs at December 31, 2021 from other term warehouse financing facilities with no balance.

(Back to Index)

(Back to Index)

The CRE securitizations and term warehouse financing facilities charge a floating rate of interest. The senior secured financing facility charges a fixed rate of interest. For more information concerning our CRE securitizations, senior secured financing facility and term facilities, see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources,” and Note 12 contained in “Item 8. Financial Statements and Supplementary Data - Notes to Consolidated Financial Statements” of this report. We continuously monitor our compliance with all of the financial covenants. We were in compliance with all financial covenants, as defined in the respective agreements, at December 31, 2021.

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

We use borrowing and securitization strategies to accomplish our long-term match funding financing strategy. Based upon current conditions in the credit markets for collateralized debt obligations and collateralized loan obligations (sometimes, collectively, referred to as CLOs) we expect to modestly increase leverage through new CRE debt securitizations and the continued use of our senior secured financing facility and term financing facilities. We may also seek other credit arrangements to finance new investments that we believe can generate attractive risk-adjusted returns, subject to availability.

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

Floating-Rate Loan Portfolio and Borrowings

As discussed in the “Managing our interest rate, pricing and liquidity risk” section above, our investments in floating-rate assets and utilization of floating-rate borrowings expose us to interest rate risk. In general, our net income will increase in a rising interest rate environment and decrease in a declining interest rate environment. In order to protect yields on our floating-rate loans in a declining interest rate environment, substantially all of our loans are executed with benchmark rate floors. As of December 31, 2021, all but one of our floating-rate whole loans has a benchmark floor in place.

Despite the existence of these benchmark rate floors, a significant amount of CRE loan production activity during the year ended December 31, 2021 has shifted the loan portfolio mix to be predominantly made up of loans with lower floors, as recent loan originations with lower floors have replaced older loans with higher floors that have paid off. During the year ended December 31, 2021, the weighted average benchmark rate floor declined by 1.13% to 0.75%.

Historically, we have used the London Interbank Offered Rate, or LIBOR, as the benchmark rate for our floating-rate whole loans and we have been exposed to LIBOR through our floating-rate borrowings. Substantially all of our floating-rate whole loans, CRE securitizations and term warehouse financing facilities included one-month LIBOR as the original contractual benchmark rate. Our unsecured junior subordinated debentures use three-month LIBOR as the contractual benchmark rate. In March 2021, the United Kingdom’s, or U.K.’s, Financial Conduct Authority, or FCA, announced that it would cease publication of the one-week and the two-month USD LIBOR immediately after December 31, 2021, and cease publication of the remaining tenors immediately after June 30, 2023. Additionally, the U.S. Federal Reserve encouraged companies to cease using LIBOR as a benchmark rate by December 31, 2021. The U.S. Federal Reserve, in conjunction with the Alternative Reference Rates Committee, a steering committee comprising large U.S. financial institutions, has identified the Secured Overnight Financing Rate, or SOFR, a new index calculated by short-term repurchase agreements backed by U.S. Treasury securities, as its preferred alternative rate for LIBOR.

(Back to Index)

(Back to Index)

All of our floating-rate whole loans contain provisions that provide for the transition of the contractual benchmark rate to an alternative rate. During the year ended December 31, 2021, we originated our first whole loan with SOFR as its contractual benchmark rate and two CRE debt securitizations, Exantas Capital Corp. 2020-RSO8, Ltd. and Exantas Capital Corp. 2020-RSO9, Ltd., transitioned to Compounded SOFR as the benchmark rates underlying the coupon interest rates. In September 2021, January 2022 and February 2022, the term warehouse financing facilities with JPMorgan Chase Bank, N.A. (“JPMorgan Chase”), Morgan Stanley Mortgage Capital Holdings LLC (“Morgan Stanley”) and Barclays Bank PLC (“Barclays”), respectively, were amended to allow for the transition to alternative rates, including rates tied to SOFR, subject to benchmark transition events. Refer to “Part I. - Item 1A. Risk Factors - Changes in the method for determining the LIBOR or a replacement of LIBOR may adversely affect the value of our loans, investments and borrowings and could affect our results of operations” for additional detail about the transition away from LIBOR.

Investment Portfolio

The table below summarizes the amortized costs and net carrying amounts of our investments at December 31, 2021, classified by asset type (dollars in thousands, except amounts in footnotes):

At December 31, 2021	Amortized Cost	Net Carrying Amount	Percent of Portfolio	Weighted Average Coupon
Loans held for investment:
CRE whole loans, floating-rate (1)(2)	$1,877,851	$1,869,301	95.44%	4.43%
CRE mezzanine loan (1)	4,700	4,445	0.23%	10.00%
	1,882,551	1,873,746	95.67%
Other investments:
Investments in unconsolidated entities	1,548	1,548	0.08%	N/A (4)
Investments in real estate (3)	65,465	65,465	3.34%	N/A (4)
Property held for sale	17,846	17,846	0.91%
	84,859	84,859	4.33%

Total investment portfolio	$1,967,410	$1,958,605	100.00%

(1)	Net carrying amount includes an allowance for credit losses of $8.8 million at December 31, 2021.
(2)	Includes one legacy CRE loan, underwritten prior to 2010, with an amortized cost of $11.5 million that we intend to hold until payoff. The loan paid off in January 2022.
(3)

Includes real estate-related right of use assets of $5.5 million, intangible assets of $3.9 million, a lease liability of $3.1 million and other liabilities of $169,000 at December 31, 2021 on properties that were acquired via direct equity investments in real estate or through our lending activities.

(4)	There are no stated rates associated with these investments.

We hold investments in 100% of the common shares of two trusts, Resource Capital Trust I and RCC Trust II, that were formed for the purpose of providing us with unsecured junior subordinated debt financing and are accounted for as investments in unconsolidated entities.

CRE Debt Investments

Floating-rate whole loans. We predominantly originate floating-rate first mortgage loans, or whole loans, directly to borrowers. The direct origination of whole loans enables us to better control the structure of the loans and to maintain direct lending relationships with borrowers. Additionally, we may acquire whole loans from third parties that conform to our investment strategy. We may create tranches of a loan we originate, consisting of an A-note (described below) and a B-note (described below), as well as mezzanine loans or other participations, which we may hold or sell to third parties. We do not obtain ratings on these investments. With respect to our portfolio at December 31, 2021, our whole loan investments had loan-to-collateral value, or LTV, ratios that typically do not exceed 85%. Typically, our whole loans are structured with an original term of up to three years, with one-year extensions that bring the loan to a maximum term of five years. Substantially all of our CRE loans held at December 31, 2021 were whole loans. We expect to hold our whole loans to maturity.

Senior interests in whole loans (A-notes). We may invest in senior interests in whole loans, referred to as A-notes, either directly originated or purchased from third parties. We do not intend to obtain ratings on these investments. We expect our typical A-note investments to have LTV ratios not exceeding 70%, and will generally be structured with an original term of up to three years, with one-year extensions that bring the loan to a maximum term of five years. We expect to hold any A-note investments to maturity. We did not hold any A-note investments at December 31, 2021.

(Back to Index)

(Back to Index)

Subordinate interests in whole loans (B-notes). To a lesser extent, we may invest in subordinate interests in whole loans, referred to as B-notes, which we will either directly originate or purchase from third parties. B-notes are loans secured by a first mortgage but are subordinated to an A-note. The subordination of a B-note is generally evidenced by an intercreditor or participation agreement between the holders of the A-note and the B-note. In some instances, the B-note lender may require a security interest in the stock or other equity interests of the borrower as part of the transaction. B-note lenders have the same obligations, collateral and borrower as the A-note lender, but typically are subordinated in recovery upon a default to the A-note lender. B-notes share certain credit characteristics with second mortgages in that both are subject to greater credit risk with respect to the underlying mortgage collateral than the corresponding first mortgage or A-note. We do not intend to obtain ratings on these investments. We expect our typical B-note investments to have LTV ratios between 55% and 80%, and will generally be structured with an original term of up to three years, with one-year extensions that bring the loan to a maximum term of five years. We expect to hold any B-note investments to maturity. We did not hold any B-note investments at December 31, 2021.

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

Mezzanine financing. We may invest in mezzanine loans that are senior to the borrower’s equity in, and subordinate to the mortgage loan on, a property. A mezzanine loan is typically secured by a pledge of the ownership interests in the entity that directly owns the real property or by a second lien mortgage loan on the property. In addition, mezzanine loans typically include credit enhancements such as letters of credit, personal guarantees of the principals of the borrower, or collateral unrelated to the property. A mezzanine loan may be structured so that we receive a stated fixed or variable interest rate on the loan as well as a percentage of gross revenues and a percentage of the increase in the fair market value of the property securing the loan, payable upon maturity, refinancing or sale of the property. Mezzanine loans may also have prepayment lockouts, penalties, minimum profit hurdles and other mechanisms to protect and enhance returns in the event of premature repayment. We expect our mezzanine investments to have LTV ratios between 65% and 90% with stated maturities from three to five years. We expect to hold mezzanine loans to maturity. At December 31, 2021, our loan portfolio included one mezzanine loan.

Preferred equity investments. We may invest in preferred equity investments in entities that own or acquire CRE properties. These investments are subordinate to first mortgage loans and mezzanine debt and are typically structured to provide some credit enhancement differentiating it from the common equity. We expect our preferred equity investments to have LTV ratios between 65% and 90% with stated maturities from three to eight years. We expect to hold preferred equity investments to maturity. We did not hold any preferred equity investments at December 31, 2021.

(Back to Index)

(Back to Index)

The following charts describe the property type and the geographic breakdown, by National Council of Real Estate Investment Fiduciaries, or NCREIF, region of our CRE loan portfolio at December 31, 2021 (based on carrying value):

PROPERTY TYPE

Manufactured Housing
0.8%
Self-Storage
3.0%
Hotel
9.5%
Office
14.4%
Multifamily
69.7%

GEOGRAPHIC AREA BY NCREIF REGION

West North Central
2.7%
East North Central
2.9%
Mountain
13.9%
Pacific
11.6%
Northeast
6.9%
Southwest
18.4%
Mid Atlantic
15.2%
Southeast
28.4%

The total CRE loan portfolio, at carrying value, was $1.9 billion at December 31, 2021.

The Southeast region constituted 28.4% of our portfolio, of which 79.8% was in Florida, and its collateral comprised 75.9% multifamily properties. The Southwest region constituted 18.4% of our portfolio, of which 100.0% was in Texas, and its collateral comprised 91.1% multifamily properties. The Mid-Atlantic region constituted 15.2% of our portfolio, of which 44.3% was in South Carolina, and its collateral comprised 95.5% multifamily properties. We view our investment and credit strategies as being adequately diversified across property types in the Southeast, Southwest and Mid-Atlantic regions.

(Back to Index)

(Back to Index)

CRE Investments

We may invest directly in the ownership of CRE equity investments by making direct investments where NOL carryforwards exist and can absorb the creation of REIT taxable income or by restructuring CRE loans and taking control of the properties where we believe we can protect capital and ultimately generate capital appreciation. We may acquire CRE equity investments through a joint venture or wholly-owned subsidiary and may classify these investments in real estate as held for investment or held for sale. We intend to primarily use an affiliate of our Manager to manage the CRE equity investments when held. At December 31, 2021, we held two investments in real estate acquired through direct equity investments and two investments in real estate acquired from lending activities (i.e. through the receipt of the deeds-in-lieu of foreclosure on the properties that collateralized former non-performing loans). The following table summarizes the investments in real estate at December 31, 2021 (in thousands, except amounts in footnotes):

	December 31, 2021
	Cost Basis	Accumulated Depreciation & Amortization	Carrying Value
Assets acquired:
Investments in real estate, equity:
Investments in real estate (1)	$27,065	$(191)	$26,874
Intangible assets (2)	1,726	(806)	920
Subtotal	28,791	(997)	27,794

Investments in real estate from lending activities:
Investment in real estate (3)	34,124	(1,689)	32,435
Property held for sale (4)	17,846	—	17,846
Right of use assets (5)(6)	5,603	(95)	5,508
Intangible assets	3,337	(380)	2,957
Subtotal	60,910	(2,164)	58,746
Total	89,701	(3,161)	86,540

Liabilities assumed:
Investments in real estate, equity:
Other liabilities	(247)	78	(169)

Investments in real estate from lending activities:
Lease liabilities (6)	(3,113)	53	(3,060)
Total	(3,360)	131	(3,229)

	$86,341		$83,311

(1)	Includes $22.4 million of land, which is not depreciable.
(2)	Carrying value includes approximately $819,000 of an acquired lease assets and $101,000 of leasing commission assets.
(3)

Includes $129,000 of building renovations assets at carrying value made subsequently to the date of acquisition of a property. Additionally, carrying value includes approximately $60,000 of furniture and fixtures purchased for a property subsequent to the date of acquisition.

(4)	Includes a property acquired in October 2021 that is being marketed for sale.
(5)	Right of use assets include a right of use asset associated with an acquired ground lease of $3.1 million accounted for as an operating lease and a below-market lease intangible asset of $2.4 million.
(6)	Carrying value includes franchise agreement intangible assets of $2.6 million and a customer list intangible asset of $311,000.

Competition

See “Item 1A. Risk Factors - Risks Related to Our Investments - We may face competition for suitable investments.”

Management Agreement

We have a management agreement, amended and restated on July 31, 2020 and further amended on February 16, 2021, or the “Management Agreement,” with our Manager pursuant to which our Manager provides the day-to-day management of our operations. The amended Management Agreement was entered into with our Manager and ACRES Capital Corp. The terms were substantially the same as the previous management agreement, except for the term, board designation rights, termination fee, Manager compensation and definition of incentive compensation, all discussed in detail below.

(Back to Index)

(Back to Index)

The Management Agreement requires our Manager to manage our business affairs in conformity with the policies and investment guidelines established by our Board. Our Manager provides its services under the supervision and direction of our Board. Our Manager is responsible for the selection, purchase and sale of our portfolio investments, our financing activities and providing us with investment advisory services. Our Manager and its affiliates also provide us with a Chief Financial Officer and a sufficient number of additional accounting, finance, tax and investor relations professionals. Our Manager receives fees and is reimbursed for its expenses as follows:

•

A monthly base management fee equal to 1/12th of the amount of our equity multiplied by 1.50%; provided, however, that for each calendar month through July 31, 2022, such fee shall be equal to a minimum of $442,000. At December 31, 2021, the calculated fee was in excess of the minimum fee charged. Under the Management Agreement, “equity” is equal to the net proceeds from issuances of shares of capital stock (or the value of common shares upon the conversion of convertible securities), after deducting any underwriting discounts and commissions and other expenses and costs relating to such issuance, plus or minus our retained earnings (excluding non-cash equity compensation incurred in current or prior periods) less all amounts we have paid for common stock and preferred stock repurchases. The calculation is adjusted for one-time events due to changes in accounting principles generally accepted in the U.S., or GAAP, as well as other non-cash charges, upon approval of our independent directors.

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

(Back to Index)

(Back to Index)

We believe that ACRES Realty Funding, Inc., or ACRES RF the subsidiary that at December 31, 2021 held substantially all of our CRE loan assets, is excluded from Investment Company Act regulation under Section 3(c)(5)(C), a provision designed for companies that do not issue redeemable securities and are primarily engaged in the business of purchasing or otherwise acquiring mortgages and other liens on and interests in real estate. To qualify for this exclusion, at least 55% of ACRES RF’s assets must consist of mortgage loans and other assets that are considered the functional equivalent of mortgage loans for purposes of the Investment Company Act and interests in real properties, which we refer to as Qualifying Interests. Moreover, 80% of ACRES RF’s assets must consist of Qualifying Interests and other real estate-related assets. ACRES RF has not issued, and does not intend to issue, redeemable securities.

We treat our investments in CRE whole loans, A-notes, specific types of B-notes and specific types of mezzanine loans as Qualifying Interests for purposes of determining our eligibility for the exclusion provided by Section 3(c)(5)(C) to the extent such treatment is consistent with guidance provided by the Securities and Exchange Commission, or SEC, or its staff. We believe that SEC staff guidance allows us to treat B-notes as Qualifying Interests where we have unilateral rights to instruct the servicer to foreclose upon a defaulted mortgage loan, replace the servicer in the event the servicer, in its discretion, elects not to foreclose on such a loan, and purchase the A-note in the event of a default on the mortgage loan. We believe, based upon an analysis of existing SEC staff guidance, that we may treat mezzanine loans as Qualifying Interests where (i) the borrower is a special purpose bankruptcy-remote entity whose sole purpose is to hold all of the ownership interests in another special purpose entity that owns commercial real property, (ii) both entities are organized as limited liability companies or limited partnerships, (iii) under their organizational documents and the loan documents, neither entity may engage in any other business, (iv) the ownership interests of either entity have no value apart from the underlying real property which is essentially the only asset held by the property-owning entity, (v) the value of the underlying property in excess of the amount of senior obligations is in excess of the amount of the mezzanine loan, (vi) the borrower pledges its entire interest in the property-owning entity to the lender which obtains a perfected security interest in the collateral and (vii) the relative rights and priorities between the mezzanine lender and the senior lenders with respect to claims on the underlying property are set forth in an intercreditor agreement between the parties which gives the mezzanine lender certain cure and purchase rights in case there is a default on the senior loan. If the SEC staff provides future guidance that these investments are not Qualifying Interests, then we will treat them, for purposes of determining our eligibility for the exclusion provided by Section 3(c)(5)(C), as real estate-related assets or miscellaneous assets, as appropriate. Historically, we have held “whole pool certificates” in mortgage loans, although, at December 31, 2021 and 2020, we had no whole pool certificates in our portfolios. Pursuant to existing SEC staff guidance, we consider whole pool certificates to be Qualifying Interests. A whole pool certificate is a certificate that represents the entire beneficial interest in an underlying pool of mortgage loans. By contrast, a certificate that represents less than the entire beneficial interest in the underlying mortgage loans is not considered to be a Qualifying Interest for purposes of the 55% test, but constitutes a real estate-related asset for purposes of the 80% test.

To the extent ACRES RF holds its CRE loan assets through wholly or majority-owned CRE debt securitization vehicles or special purpose entities, or SPEs, ACRES RF also intends to conduct its operations so that it will not come within the definition of an investment company set forth in Section 3(a)(1)(C) of the Investment Company Act because less than 40% of the value of its total assets (exclusive of government securities and cash items) on an unconsolidated basis will consist of “investment securities,” which we refer to as the 40% test. “Investment securities” exclude U.S. government securities and securities of majority-owned subsidiaries that are not themselves investment companies and are not relying on the exception from the definition of investment company under Section 3(c)(1) or Section 3(c)(7) of the Investment Company Act. Certain of the wholly-owned CRE debt securitization subsidiaries of ACRES RF rely on Section 3(c)(5)(C) for their Investment Company Act exemption, with the result that ACRES RF’s interests in the CRE debt securitization subsidiaries do not constitute “investment securities” for the purpose of the 40% test.

Our other subsidiaries, RCC Commercial, Inc., or RCC Commercial, RCC Commercial II, Inc., or Commercial II, RCC Commercial III, Inc., or Commercial III, RCC TRS, LLC, or RCC TRS, Resource TRS, LLC, or Resource TRS, RSO EquityCo, LLC, or RSO Equity, RCC Residential Portfolio, Inc., or RCC Resi Portfolio and Exantas Real Estate LLC, or XAN RE, do not qualify for the Section 3(c)(5)(C) exclusion. However, we believe they qualify for exclusion under either Section 3(c)(1) or 3(c)(7). As required by these exclusions, we will not allow any of these entities to make, or propose to make, a public offering of its securities. In addition, with respect to those subsidiaries for which we rely upon the Section 3(c)(1) exclusion, and as required thereby, we limit the number of holders of their securities to not more than 100 persons calculated in accordance with the attribution rules of Section 3(c)(1), and with respect to those subsidiaries for which we rely on the Section 3(c)(7) exclusion, and as required thereby, we limit ownership of their securities to “qualified purchasers.” If we form other subsidiaries, we must ensure that they qualify for an exemption or exclusion from regulation under the Investment Company Act.

Moreover, we must ensure that ACRES Commercial Realty Corp. itself qualifies for an exclusion from regulation under the Investment Company Act. We do so by monitoring the value of our interests in our subsidiaries so that we can ensure that ACRES Commercial Realty Corp. satisfies the 40% test. Our interest in ACRES RF does not constitute an “investment security” for purposes of the 40% test, but our interests in RSO Equity and our investments in the common shares of Resource Capital Trust I and RCC Trust II, both of which are held directly by ACRES Commercial Realty Corp., do. Accordingly, we must monitor the value of our interests in that subsidiary and those investments to ensure that the value of our interests in them does not exceed 40% of the value of our total assets.

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

Environmental, Social and Governance, or ESG, Policies

Together with our Manager, we recognize the critical importance that ESG factors play when making decisions throughout our organization, including in our investment strategy and execution in our workplace. We are committed to being a good corporate citizen and have implemented policies and practices, which cover our day-to-day operations, our investment strategy, hiring practices and training and development.

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

(Back to Index)

(Back to Index)

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
•

The current expected credit losses, or CECL, model may require us to increase our allowance for credit losses and therefore may have a material adverse effect on our business, financial condition and results of operations.

•	Our investment portfolio may have material geographic, sector, property-type and sponsor concentrations.
•	The B-notes in which we may invest may be subject to additional risks relating to the privately negotiated structure and terms of the transaction, which may result in losses to us.
•	We may be exposed to environmental liabilities with respect to properties that we own or take title to in the future.
•	Our investments in preferred equity involve a greater risk of loss than traditional first mortgage debt investments we make.
•	We depend on our Manager and ACRES to develop and operate our business and may not find suitable replacements if the Management Agreement terminates.
•	Our Manager’s fee structure may not create proper incentives, and the incentive compensation we pay our Manager may increase the investment risk of our portfolio.

(Back to Index)

(Back to Index)

•	Our Manager manages our portfolio pursuant to very broad investment guidelines and our Board does not approve each investment decision, which may result in our making riskier investments.
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

We depend upon the availability of adequate debt and equity capital for growth in our operations. Although historically we have been able to raise both debt and equity capital, recent market and economic conditions have made obtaining additional equity capital highly dilutive to existing shareholders and may possibly affect our ability to raise debt capital. If current economic conditions were to deteriorate, our ability to access debt or equity capital on acceptable terms, could be further limited, which could limit our ability to generate growth, our profitability, our ability to make distributions and the market price of our common stock. In addition, as a REIT, we must distribute annually at least 90% of our REIT taxable income, determined without regard to the deduction for dividends paid and excluding net capital gain, to our stockholders and are therefore not able to retain significant amounts of our earnings for new investments, except where the existence of NOL and net capital loss carryforwards enable us to do so. While we may, through our TRSs retain earnings as new capital, we are subject to REIT qualification requirements that limit the value of TRS stock and securities relative to the other assets owned by a REIT.

The outbreak of widespread contagious disease, such as COVID-19, has caused, and may continue to cause, shocks to the U.S. and global economy and to our business, which has had, and may continue to have, an adverse impact on our financial condition, our results of operations and our liquidity and capital resources.

In December 2019, COVID-19 was identified and the resulting global proliferation of the virus led the World Health Organization to designate COVID-19 as a pandemic and numerous countries, including the U.S., to declare national emergencies. Many countries have responded to the outbreak by instituting quarantines and restrictions on travel, which has resulted in the closure or remote operation of non-essential businesses. While the U.S. and certain countries around the world have begun to ease restrictions and financial markets and unemployment rates have stabilized to some degree, due in large part to the discovery and distribution of vaccines and other treatments, the pandemic, exacerbated by virus variants, continues to cause uncertainty on the U.S. and global economies, generally, and the CRE business in particular.

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

•

We are actively engaged in discussions with our borrowers, some of whom we expect may face challenges in complying with the terms of their loans. In the past, we have executed extension and forbearance agreements of CRE loans in an effort to reduce the credit risk created as a result of financial difficulties related to the pandemic. We anticipate the future execution of modifications of our loans and potentially instances of default or foreclosure on assets underlying our loans, which may adversely affect the credit profile and realizable value of our assets, our results of operations and our financial condition.

•

The shocks to global markets, particularly the real estate credit markets, adversely impacted the market pricing of our CRE securities. Depending on the magnitude and duration of the pandemic’s impact, the assets underlying these securities may default on their terms, requiring that we incur credit losses on our portfolio that exceed the allowance for credit losses we have established.

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

•

The COVID-19 pandemic has in the past reduced, and may reduce, the availability of liquidity sources, but our requirements for liquidity, including future funding commitments and potential margin calls, likely will not be commensurately reduced. If we do not have funds available to meet our obligations, we would have to raise funds from alternative sources, which may be at unfavorable terms or may not be available to us due to the impacts of COVID-19. We expect that the adverse impact of the COVID-19 pandemic may adversely affect our liquidity position and could limit our ability to grow our business and fully execute our business strategy. We seek to preserve and build our liquidity to best position us to weather near-term market uncertainty, satisfy our loan future funding requests and to potentially make new investments, which will cause us to take some or all of the following actions: borrow additional capital, sell assets and /or change our dividend distributions consistent with REIT distribution requirements.

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

We also have experienced and may continue to experience other negative impacts to our business as a result of the pandemic that could exacerbate other risks, including:

•	lack of liquidity in our assets;
•	greater risk of loss on our mezzanine loans;
•	risk associated with loans that are in transition;

(Back to Index)

(Back to Index)

•	the concentration of our loans and investments in certain geographies, property types or relationships in areas that may be disproportionately affected by the pandemic;
•	risks associated with our securitizations that we use to finance our loans;
•	downgrades in credit ratings assigned to our investments;
•	the difficulty of estimating provisions for credit losses;
•	borrower and counterparty risks;
•	operational impacts on ourselves and our third-party advisors, service providers, vendors and counterparties;
•

limitations on our ability to ensure business continuity in the event our, or our third-party advisors’ and service providers’, continuity of operations plan is not effective or improperly implemented or deployed during the disruption caused by the pandemic; and

•

an inability to review potential investments in affected areas as a result of quarantines, restrictions on travel, “shelter in place” rules, restrictions on types of businesses that may continue to operate and restrictions on types of construction projects that may continue;

The rapid development of the pandemic and the resulting economic effects have created uncertainty surrounding the ultimate impact of the COVID-19 pandemic on the global economy generally, and the CRE business in particular. As a result, we cannot project the ultimate adverse impact of the COVID-19 pandemic on the global economy or our business, including our financial condition and performance. The extent of the impact of COVID-19 will depend on future developments, including new information that may emerge about the severity of the pandemic, the extension of quarantines and restrictions on travel, the effectiveness of vaccines and other treatments on virus variants and the ensuing reactions by consumers, companies, governmental entities and global markets.

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

If we accumulate assets for a CRE debt securitization on a short-term credit facility and do not complete the CRE debt securitization financing, or if a default occurs under the facility, the short-term lender may sell the assets and we would be responsible for the amount by which the original purchase price of the assets exceeds their sale price, up to the amount of our investment or guaranty.

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

Our equity holdings and, when we acquire debt interests in CRE debt securitizations, our debt interests, if any, generally are subordinate in right of payment to the other classes of debt securities issued by the CRE debt securitization entity. Accordingly, if over-collateralization tests are not met, distributions on the subordinated debt and equity we hold in these CLOs will cease, resulting in a substantial reduction in our cash flow. Other tests (based on delinquency levels, interest coverage or other criteria) may restrict our ability to receive cash distributions from assets collateralizing the securities issued by the CRE debt securitization entity. Although at December 31, 2021, all of our CRE debt securitizations met their performance tests, we cannot assure you that our CRE debt securitizations will satisfy the performance tests in the future. For information concerning compliance by our CRE debt securitizations with their over-collateralization tests, see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operation - Liquidity and Capital Resources.”

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

We depend on the information systems of our Manager, ACRES and third parties. Any failure or interruption of our systems or cyber-attacks or security breaches of our networks or systems could cause delays or other problems in our lending activities. A disruption or breach could also lead to unauthorized access to and release, misuse, loss or destruction of our confidential information or personal or confidential information of our Manager, ACRES or third parties, which could lead to regulatory fines, litigation, costs of remediating the breach and reputational harm. In addition, we also face the risk of operational failure, termination or capacity constraints of any of the third parties with which we do business or that facilitate our business activities, including clearing agents or other financial intermediaries we use to facilitate our securities transactions, if their respective systems experience failure, interruption, cyber-attacks, or security breaches. We may face increased costs as we continue to evolve our cyber defenses in order to contend with changing risks. These costs and losses associated with these risks are difficult to predict and quantify, but could have a significant adverse effect on our operating results.

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

Historically, we have classified a substantial portion of our assets for accounting purposes as “available-for-sale.” As a result, reductions in the market values of those assets were directly charged to accumulated other comprehensive income (loss) and reduce our stockholders’ equity. A decline in these values would reduce the book value of our assets. Moreover, if there is an indication of credit quality issues for a specific investment, under the current expected credit losses, or CECL, accounting guidance, we must record a provision to our earnings in order to estimate expected losses.

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

A significant risk associated with our investment in CRE-related loans, and, historically, our CMBS and other debt investments is the risk that either or both of long-term and short-term interest rates increase significantly. If long-term rates increase, the market value of our assets would decline. Even if assets underlying investments we may own in the future are guaranteed by one or more persons, including government or government-sponsored agencies, those guarantees do not protect against declines in market value of the related assets caused by interest rate changes. At the same time, with respect to assets that are not match-funded or that have been acquired with variable rate or short-term financing, an increase in short-term interest rates would increase our interest expense, reducing our net interest spread or possibly result in negative cash flow from those assets. This could result in reduced profitability and distributions or losses.

Changes in the method for determining the LIBOR or a replacement of LIBOR may adversely affect the value of our loans, investments and borrowings and could affect our results of operations.

We utilize LIBOR as a benchmark interest rate for the pricing of our CRE loans and, historically, have been exposed to LIBOR through our issuance of notes on our securitizations and the use of term facilities and repurchase agreements. In July 2017, the U.K. FCA announced that it would phase out LIBOR as a benchmark by the end of 2021. In March 2021, the FCA announced that it would cease publication of the one-week and two-month USD LIBOR immediately after December 31, 2021 and cease publication of the remaining tenors immediately after June 30, 2023. Additionally, the U.S. Federal Reserve encouraged companies to cease using LIBOR as a benchmark rate by December 31, 2021. The U.S. Federal Reserve, in conjunction with the Alternative Reference Rates Committee, a steering committee comprising large U.S. financial institutions, has identified SOFR, a new index calculated by short-term repurchase agreements backed by U.S. Treasury securities, as its preferred alternative rate for LIBOR. In June 2021, one-month LIBOR was replaced with Compounded SOFR as the benchmark rate of two of our securitizations’ notes payable. In December 2021, we originated our first loan that was benchmarked to SOFR. All of our floating-rate loans contain terms that allow for the transition to alternative rates. In September 2021, January 2022 and February 2022, the term warehouse financing facilities with JPMorgan Chase, Morgan Stanley and Barclays, respectively, were amended to allow for the transition to alternative rates, including rates tied to SOFR, subject to benchmark transition events. When LIBOR ceases to exist, we may need to amend our remaining loan and borrowing agreements that utilize LIBOR as a factor in determining the interest rate or hedge against fluctuations in LIBOR based on a new standard that is established, if any. Any resulting differences in interest rate standards among our assets and our borrowings may result in interest rate mismatches between our assets and the borrowings used to fund such assets. The transition from LIBOR to SOFR or to another alternative rate may result in financial market disruptions and significant increases in benchmark rates, resulting in increased financing costs to us, any of which could have an adverse effect on our business, results of operations, financial condition, and the market price of our common stock.

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

We may not have control over certain of our CRE loans and CRE investments.

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

Commercial mortgage loans are secured by, and mezzanine loans and CRE equity investments depend on, the performance of the underlying property and are subject to risks of delinquency and foreclosure, and risks of loss, that are greater than similar risks associated with loans made on the security of single-family residential properties. The ability of a borrower to repay a loan or make distributions secured by or dependent upon an income-producing property typically depends primarily upon the successful operation of the property rather than upon the existence of independent income or assets of the borrower. If the net operating income of the property is reduced, the borrower’s ability to repay the loan or ability to make distributions may be impaired. Net operating income of an income producing property can be affected by, among other things:

•	tenant mix, success of tenant businesses, tenant bankruptcies and property management decisions;
•	property location and condition;
•	competition from comparable types of properties;
•	shifts in consumer habits or adoption of telework policies;
•	changes in laws that increase operating expenses or limit rents that may be charged;
•	any need to address environmental contamination at the property;
•	the occurrence of any uninsured casualty at the property;
•	changes in national, regional or local economic conditions and/or the conditions of specific industry segments in which the lessees may operate;
•	declines in regional or local real estate values;
•	declines in regional or local rental or occupancy rates;
•	increases in interest rates, real estate tax rates and other operating expenses;
•	the availability of debt or equity financing;
•	increases in costs of construction material;
•	changes in governmental rules, regulations and fiscal policies, including environmental legislation and zoning laws; and
•	acts of God, terrorism, pandemic, social unrest and civil disturbances.

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

(Back to Index)

(Back to Index)

If our allowance for credit losses is not adequate to cover actual future loan losses, our earnings may decline.

We maintain an allowance for credit losses to provide for loan defaults and non-performance by borrowers of their obligations. Our allowance for credit losses may not be adequate to cover actual future loan losses and future provisions for credit losses could materially reduce our income. We base our allowance for credit losses on historical loss experience, current portfolio and market conditions and reasonable and supportable forecasts for the duration of each respective loan. However, losses have in the past, and may in the future, exceed our current estimates, and the difference could be substantial. The amount of future losses is susceptible to changes in economic, operating and other conditions that may be beyond our control, including changes in interest rates, changes in borrowers’ creditworthiness and the value of collateral securing loans. Additionally, if we seek to expand our loan portfolios, we may need to make additional provisions for credit losses to ensure that the allowance remains at levels deemed appropriate by our management for the size and quality of our portfolios. While we believe that our allowance for credit losses at December 31, 2021 is adequate to cover our anticipated losses, we cannot assure you that it will not increase in the future. Any increase in our allowance for credit losses will reduce our income and, if sufficiently large, could cause us to incur significant losses.

The CECL model may require us to increase our allowance for credit losses and therefore may have a material adverse effect on our business, financial condition and results of operations.

The CECL allowance required is a valuation account that is deducted from the related loans’ and debt securities’ amortized cost basis on our consolidated balance sheets, which reduced our total stockholders’ equity. Additional changes to the CECL allowance are recognized through net income on our consolidated statements of operations. While the guidance does not require any particular method for determining the CECL allowance, it does specify the allowance should be based on relevant information about past events, including historical loss experience, current portfolio and market conditions, and reasonable and supportable forecasts for the duration of each respective loan. Because our methodology for determining CECL allowances may differ from the methodologies employed by other companies, our CECL allowances may not be comparable with the CECL allowances reported by other companies. In addition, other than pursuant to a few narrow exceptions, the guidance requires that all financial instruments subject to the CECL model have some amount of reserve to reflect the GAAP principal underlying the CECL model that all loans, debt securities, and similar assets have some inherent risk of loss, regardless of credit quality, subordinate capital, or other mitigating factors. Accordingly, the adoption of the CECL model materially affected our determination of the allowance for credit losses and required us to increase our allowance upon adoption and recognize provisions for credit losses earlier in the lending cycle. Moreover, the CECL model has created more volatility in the level of our allowance for credit losses. If we are required to materially increase our level of allowance for credit losses for any reason, such increase could adversely affect our business, financial condition and results of operations.

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

(Back to Index)

(Back to Index)

We may be exposed to environmental liabilities with respect to properties that we own or take title to in the future.

In the course of our business, we have made direct investments in, and expect we will continue to make direct investments in, properties or taken title to, and expect we will in the future take title to, real estate through foreclosure on collateral underlying real estate debt investments. When we do take title to any property, we could be subject to environmental liabilities with respect to it. In such a circumstance, we may be held liable to a governmental entity or to third parties for property damage, personal injury, investigation and clean-up costs they incur as a result of environmental contamination, or may have to investigate or clean up hazardous or toxic substances, or chemical releases at a property. The costs associated with investigation or remediation activities could be substantial and could reduce our income and ability to make distributions. Additionally, the presence of hazardous substances on a property we own may adversely affect our ability to sell the property.

Our investments in preferred equity involve a greater risk of loss than traditional first mortgage debt investments we make.

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

(Back to Index)

(Back to Index)

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

Our officers, other than our Chief Financial Officer, Chief Accounting Officer and several accounting and tax professionals on their staff, as well as the officers, directors and employees of ACRES who provide services to us, are not required to work full time on our affairs, and may devote significant time to the affairs of ACRES. As a result, there may be significant conflicts between us, on the one hand, and our Manager and ACRES on the other, regarding allocation of our Manager’s and ACRES’s resources to the management of our investment portfolio.

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

We treat our investments in mezzanine loans and, historically, our investments in CMBS as Qualifying Interests for purposes of determining our eligibility for the exclusion provided by Section 3(c)(5)(C) to the extent such treatment is consistent with guidance provided by the SEC or its staff. In the absence of specific guidance or guidance that otherwise supports the treatment of these investments as Qualifying Interests, we will treat them, for purposes of determining our eligibility for the exclusion provided by Section 3(c)(5)(C), as real estate-related assets or miscellaneous assets, as appropriate.

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

When purchasing securities, we have relied and may rely on opinions or advice of counsel for the issuer of such securities, or statements made in related offering documents, for purposes of determining whether such securities represent debt or equity securities for U.S. federal income tax purposes, and also to what extent those securities constitute REIT real estate assets for purposes of the REIT asset tests and produce income that qualifies under the 75% REIT gross income test. In addition, when purchasing CLO equity, we have relied and may rely on opinions or advice of counsel regarding the qualification of interests in the debt of such CLOs for U.S. federal income tax purposes. The inaccuracy of any such opinions, advice or statements may adversely affect our REIT qualification and result in significant corporate-level tax.

We may realize excess inclusion income that would increase our tax liability and that of our stockholders.

Excess inclusion income could result if we hold a residual interest in a REMIC or if we were to own an interest in a taxable mortgage pool. Excess inclusion income also is generated if we issue debt obligations, such as certain CRE debt securitizations, with two or more maturities and the terms of the payments on these obligations bore a relationship to the payments that we received on our mortgage related securities securing those debt obligations. While we do not expect to acquire significant amounts of residual interests in REMICs, nor do we currently own residual interests in taxable mortgage pools, we do issue debt in certain CRE debt securitizations that generates excess inclusion income.

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

Exantas Real Estate TRS, Inc., or XAN RE TRS will pay federal, state and local income tax on its taxable income, and its after-tax net income is available for distribution to us but is not required to be distributed to us. Income that is not distributed to us by our U.S. TRS will not be subject to the REIT 90% distribution requirement and therefore will not be available for distributions to our stockholders. We anticipate that the aggregate value of the securities we hold in our TRS will be less than 20% of the value of our total assets, including our TRS securities. We will monitor the compliance of our investments in TRSs with the rules relating to value of assets and transactions not on an arm’s-length basis. We cannot assure you, however, that we will be able to comply with such rules.

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

We maintain offices in Uniondale, New York and Philadelphia, Pennsylvania. Our principal office is located in leased space at 390 RXR Plaza, Uniondale, New York 11556. We do not own any material principal real property, other than certain investments in real estate properties.

ITEM 3.	LEGAL PROCEEDINGS

Refer to “Item II - Item 8. Financial Statements and Supplementary Data – Note 24 - Commitments and Contingencies” for the applicable disclosures.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

(Back to Index)

(Back to Index)

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our common stock is listed on the New York Stock Exchange, or NYSE, under the symbol “ACR”.

We are organized and conduct our operations to qualify as a real estate investment trust, or REIT, which requires that we distribute at least 90% of our REIT taxable income. As a result of losses incurred during the year ended December 31, 2020 in connection with the economic impact of the novel coronavirus, or COVID-19 pandemic, we received significant net operating loss, or NOL, carryforwards and estimate additional losses from the termination of CLOs in 2021 and the expected termination of CLOs in 2022. We also recognized net capital loss carryforwards as finalized in our 2020 tax return. Therefore, we did not pay distributions on our common shares during the year ended December 31, 2021. As we continue to take steps necessary to stabilize our core earnings, our board of directors, or our Board, will establish a plan for the prudent resumption of the payment of common share distributions. No assurance, however, can be given as to the amounts or timing of future distributions as such distributions are subject to our earnings, financial condition, capital requirements and such other factors as our Board deems relevant.

The following table summarizes our current and estimated tax loss carryforwards (dollars in thousands, except amount in footnotes):

	REIT (QRS) Tax Loss Carryforwards		TRS Tax Loss Carryforwards
	Operating (1)(2)	Capital (3)	Operating (1)(4)	Capital (3)
As of December 31, 2021:
Loss carryforwards received and estimated	$62,543	$136,942	$60,175	$969
Useful life	Unlimited	5 years	Various	5 years

(1)	In general, NOL carryforwards can be used to offset both ordinary taxable income and capital gains in future years.
(2)	Includes projected original issuance discount losses on senior note classes in CRE debt securitizations that are expected to be redeemed in 2022.
(3)	Net capital loss carryforwards may be carried forward up to five years to offset future capital gains.
(4)

Includes $39.9 million of NOL carryforwards realized prior to the effective date of the Tax Cuts and Jobs Act of 2017, some of which expire in 2044. The remaining NOL carryforwards have an unlimited useful life.

On February 16, 2021, we completed a one-for-three reverse stock split, which reduced the number of shares of our common stock that were issued and outstanding immediately prior to the effectiveness of the reverse stock split. At the date of the stock split, the number of shares of our authorized common stock was not affected by the reverse stock split and the par value of our common stock remained unchanged at $0.001 per share. The reverse stock split reduced the number of shares of our common stock that were outstanding at February 16, 2021 from 29,194,460 to 9,731,371 after the cancellation of all fractional shares. No fractional shares were issued in connection with the reverse stock split. Stockholders who otherwise held fractional shares of our common stock as a result of the reverse stock split received a cash payment in lieu of such fractional shares.

In May 2021, we filed an amendment to our charter to decrease the total number of authorized shares from 225,000,000 to 141,666,666 shares, consisting of 41,666,666 shares of common stock, $0.001 par value per share (decreased from 125,000,000 shares of common stock) and 100,000,000 shares of preferred stock, $0.001 par value per share. The reduction in authorized shares of common stock is in proportion to the 1-for-3 reverse split noted above.

At March 7, 2022, there were 8,890,045 shares of common stock outstanding held by 208 holders of record. The 208 holders of record include Cede & Co., which holds shares as nominee for The Depository Trust Company, which itself holds shares on behalf of the beneficial owners of our common stock. Such information was obtained through our registrar and transfer agent.

(Back to Index)

(Back to Index)

The following table summarizes certain information about our 2005 Stock Incentive Plan, Third Amended and Restated Omnibus Equity Compensation Plan and ACRES Commercial Realty Corp. Manager Incentive Plan at December 31, 2021:

	(a)	(b)	(c)
Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans Excluding Securities Reflected in Column (a)
Equity compensation approved by security holders:
Restricted stock (1)	333,329	N/A
Equity compensation plans not approved by security holders	N/A	N/A
Total	333,329		1,367,488

(1)	All restricted stock awards consist of unvested shares.

Our 8.625% Fixed-to-Floating Series C Cumulative Redeemable Preferred Stock, or Series C Preferred Stock, is listed on the NYSE and trades under the symbol “ACRPrC.” We have declared and paid the specified quarterly dividend per share of $0.5390625 through January 2022. No dividends are currently in arrears on the Series C Preferred Stock.

In May 2021, and subsequently in June 2021, we issued the 7.875% Series D Cumulative Redeemable Preferred Stock, or Series D Preferred Stock, which is listed on the NYSE and trades under the symbol “ACRPrD.” On October 4, 2021, we and our Manager entered into an Equity Distribution Agreement with JonesTrading Institutional Services LLC, as placement agent, pursuant to which we may issue and sell from time to time up to 2.2 million shares of the Series D Preferred Stock. In December 2021, we issued additional Series D Preferred Stock pursuant to this agreement. We declared and paid a partial-period dividend per share of $0.377344 that was paid in July 2021, and subsequently have paid a quarterly dividend per share of $0.4921875 through January 2022. No dividends are currently in arrears on the Series D Preferred Stock.

Issuer Purchases of Equity Securities

In March 2016, our Board approved a securities repurchase program. In November 2020, our Board authorized and approved the continued use of our existing share repurchase program in order to repurchase up to $20.0 million of our outstanding shares of common stock. In July 2021, the authorized amount was fully utilized.

In November 2021, our Board authorized and approved the continued use of our existing share repurchase program to repurchase an additional $20.0 million of our outstanding common stock. At December 31, 2021, $16.3 million remains available under this repurchase plan.

The following table presents information about our common stock repurchases made during the year ended December 31, 2021 in accordance with our repurchase program (dollars in thousands, except per share amounts):

	Common Stock
	Total Number of Shares Purchased	Average Price Paid per Share (1)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that may yet be Purchased under the Plans or Programs
January 4, 2021 - January 29, 2021	283,374	$12.30	283,374	$11,210
February 1, 2021 - February 26, 2021	281,912	12.21	281,912	$7,784
March 1, 2021 - March 31, 2021	179,379	14.44	179,379	$5,199
April 1, 2021 - April 30, 2021	140,260	15.41	140,260	$3,042
May 3, 2021 - May 12, 2021	47,820	15.51	47,820	$2,301
June 2, 2021 - June 30, 2021	85,709	16.52	85,709	$888
July 1, 2021 - July 9, 2021	53,443	16.64	53,443	$—
November 12, 2021 - November 30, 2021	62,712	14.76	62,712	$19,075
December 1, 2021 - December 31, 2021	211,817	12.99	211,817	$16,329
Total	1,346,426	$13.67	1,346,426

(1)	The average price paid per share as reflected above includes broker fees and commissions.

(Back to Index)

(Back to Index)

Performance Graph

The following line graph presentation compares cumulative total shareholder returns on our common stock with the Russell 2000 Index and the FTSE NAREIT All REIT Index for the period from December 31, 2016 to December 31, 2021. The graph and table assume that $100 was invested in each of our common stock, the Russell 2000 Index and the FTSE NAREIT All REIT Index on December 31, 2016, and that all dividends were reinvested. This data is furnished by the Research Data Group.

*$100 invested on December 31, 2016 in stock or index, including reinvestment of dividends.

ITEM 6.	[RESERVED]

(Back to Index)

(Back to Index)

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with our consolidated financial statements and accompanying notes included in “Item 8. Financial Statements and Supplementary Data” of this annual report on Form 10-K.

We have omitted discussion of the earliest of the three years covered by our consolidated financial statements presented in this report as that disclosure is included in our Annual Report on Form 10-K for the year ended December 31, 2020 filed with the Securities and Exchange Commission (“SEC”) on March 11, 2021. You are encouraged to reference the discussion and analysis of our results of operations for the year ended December 31, 2019 compared to the year ended December 31, 2020 in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” within that report.

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

In December 2019, a novel strain of coronavirus (“COVID-19”) was identified. The resulting spread of COVID-19 throughout the globe led the World Health Organization to designate COVID-19 as a pandemic and numerous countries, including the U.S, to declare national emergencies. Many countries responded to the initial and ensuing outbreaks of COVID-19 by instituting quarantines and restrictions on travel and limiting operations of non-essential offices and retail centers, which resulted in the closure or remote operation of non-essential businesses, increased rates of unemployment and market disruption in connection with the economic uncertainty. While the U.S. and certain countries around the world have eased restrictions and financial markets and unemployment rates have stabilized to some degree, due in large part to the discovery and distribution of vaccines and other treatments, the pandemic, exacerbated by virus variants, continues to cause uncertainty in the U.S. and global economies, generally, and the commercial real estate industry in particular.

The aforementioned quarantines and travel restrictions contributed significantly to economic disruptions across the country that directly impacted our borrowers and their ability to pay and to stay current with their debt obligations in 2019 and 2020, causing significant increases in our provisions for credit losses. During this height of the pandemic, we used a variety of legal and structural options to manage credit risk effectively, including through forbearance and extension provisions or agreements. As of December 31, 2021, we have substantially reversed those provisions due to significant improvements in our current and expected macroeconomic operating environments as well as due to improvements in collateral operating performance and market liquidity.

We continue to actively and responsibly manage corporate liquidity and operations in light of the market disruptions caused by COVID-19. However, it is inherently difficult to accurately assess the continuing impact of the pandemic as well as other domestic or global events on our revenues, profitability and financial position. In response, we are focused on maintaining sufficient liquidity while still growing our loan origination business. We continuously monitor the effects of domestic and global events on our operations and financial position to ensure that we remain responsive and adaptable to the dynamic changes in our operating environment. For additional discussion with respect to the potential impact of COVID-19 on our liquidity and capital resources, see “Liquidity and Capital Resources.”

An important aspect of the ACRES acquisition was that it delivered operational liquidity in order to mitigate additional potential margin call risk as a result of the market volatility that was created by the COVID-19 pandemic, which allowed us to focus on asset management within the portfolio in efforts to restart loan originations and underwriting. Our Manager has and expects to continue to leverage the complementary nature of our lending platforms, its experience and its network of relationships to enhance our new business loan pipeline. Additionally, our Manager continuously monitors for new capital opportunities and executes on agreements that enhance our returns.

During the year ended December 31, 2021, we issued 4,600,000 shares of new 7.875% Series D Cumulative Redeemable Preferred Stock (“Series D Preferred Stock”) for net proceeds of $110.4 million, which includes the underwriting discounts and offering costs. In October 2021, we and our Manager entered into an Equity Distribution Agreement (the “Preferred ATM Agreement”) with JonesTrading Institutional Services LLC, as placement agent (“JonesTrading”), pursuant to which we may issue and sell from time to time up to 2.2 million shares of the Series D Preferred Stock. During the year ended December 31, 2021, we received net proceeds of approximately $194,000 from the issuance of 7,857 shares of Series D Preferred Stock governed by the Preferred ATM Agreement.

(Back to Index)

(Back to Index)

During the year ended December 31, 2021, we issued $150.0 million of principal of new 5.75% senior unsecured notes due 2026 (“5.75% Senior Unsecured Notes”) for net proceeds of $146.7 million, which includes debt issuance costs. Using the proceeds, we fully redeemed our $50.0 million of principal of 12.00% senior unsecured notes (“12.00% Senior Unsecured Notes”) for $55.3 million, which included a $5.0 million make-whole amount, and partially repurchased $55.7 million of principal of 4.50% convertible senior notes due 2022 (“4.50% Convertible Senior Notes”) during the year ended December 31, 2021. We incurred a loss on extinguishment of $9.0 million, which comprised a $5.0 million make-whole amount on the 12.00% Senior Unsecured Notes and $4.0 million of acceleration of the unamortized market discounts. We also accelerated the amortization of debt issuance costs of $522,000, which are reflected in interest expense during the year ended December 31, 2021.

The remaining proceeds from each of these transactions are intended to be used for loan originations and for general corporate purposes in order to improve and grow book value and earnings.

In February 2022, we repurchased $39.8 million of 4.50% Convertible Senior Notes.

We target originating transitional floating-rate CRE loans between $10.0 million and $100.0 million. In March 2020, due to the market disruptions caused by the COVID-19 pandemic, we halted loan originations to manage our liquidity. In conjunction with the capital commitments secured through the ACRES acquisition, we resumed originating floating-rate CRE loans in November 2020. During the year ended December 31, 2021, we originated 56 floating-rate CRE whole loans with total commitments of $1.5 billion.

We anticipate that our CRE loan originations, CRE debt securitizations and other CRE-related investments during the year ended December 31, 2022 will be between $600.0 million and $1.0 billion.

Our CRE loan portfolio, which had a $1.9 billion and $1.5 billion carrying value at December 31, 2021 and 2020, respectively, comprised:

•

First mortgage loans, which we refer to as whole loans. These loans are typically secured by first liens on CRE property, including the following property types: multifamily, office, hotel, self-storage, retail, student housing, manufactured housing, industrial, healthcare and mixed-use. At December 31, 2021 and 2020, our whole loans had a carrying value of $1.9 billion and $1.5 billion, respectively, or 99.8% and 98.0%, respectively, of the CRE loan portfolio.

•

Mezzanine debt that is senior to borrower’s equity but is subordinated to other third-party debt. These loans are subordinated CRE loans, usually secured by a pledge of the borrower’s equity ownership in the entity that owns the property or by a second lien mortgage on the property. At December 31, 2021 and 2020, our mezzanine loans had a carrying value of $4.4 million and $4.4 million, respectively, or 0.2% and 0.3%, respectively, of the CRE loan portfolio.

•

Preferred equity investments that are subordinate to first mortgage loans and mezzanine debt. These investments may be subject to more credit risk than subordinated debt but provide the potential for higher returns upon a liquidation of the underlying property and are typically structured to provide some credit enhancement differentiating it from the common equity in such investments. At December 31, 2020, our preferred equity investments had a carrying value of $26.0 million, or 1.7% respectively, of the CRE loan portfolio. During the year ended December 31, 2021, our preferred equity investments paid off, generating $28.8 million of proceeds.

We generate our income primarily from the spread between the revenues we receive from our assets and the cost to finance our ownership of those assets, including corporate debt.

While the CRE whole loans included in the CRE loan portfolio are substantially composed of floating-rate loans benchmarked to market rates including the London Interbank Offered Rate (“LIBOR”) and the Secured Overnight Financing Rate (“SOFR”), asset yields are protected through the use of benchmark floors and minimum interest periods that typically range from 12 to 18 months at the time of a loan’s origination. Our benchmark floors provide asset yield protection when the benchmark rate falls below an in-place benchmark floor. Our net investment returns are enhanced by a decline in the cost of our floating-rate liabilities that do not have benchmark floors. Our net investment returns will be negatively impacted by the rising cost of our floating-rate liabilities that do not have floors until the benchmark rate is above the benchmark floor, at which point our floating-rate loans and floating-rate liabilities will be match funded, effectively locking in our net interest margin until the benchmark floor rate is activated again or the floating-rate loan is paid off or refinanced. At December 31, 2021, our par-value $1.9 billion floating-rate CRE loan portfolio, which includes one whole loan without a benchmark floor, had a weighted average benchmark floor of 0.75%. At December 31, 2020, our $1.5 billion CRE loan portfolio, at par, had a weighted average benchmark floor of 1.88%. The decrease in the weighted average benchmark floor was a result of older CRE floating-rate loans with higher floors paying off and being replaced with newer loans with lower floors. If financing rates were increased compared to the conditions at December 31, 2021, net interest margin would be negatively impacted. We expect that as the loan portfolio mix continues to shift toward lower floors, the direct relationship between rising rates and positive net interest margin sensitivity will return by late 2022 to early 2023.

(Back to Index)

(Back to Index)

Our portfolio comprised loans with a diverse array of collateral types and locations. At December 31, 2021 and 2020, 88.0% and 83.3%, respectively, of our CRE loans were collateralized by multifamily, office, self-storage, manufactured housing and industrial properties, with the remaining 12.0% and 16.7%, respectively, collateralized by hotel and retail properties. These properties are located throughout the U.S., with one National Council of Real Estate Investment Fiduciaries (“NCREIF”) region in excess of 20% (Southeast at 28.4%) at December 31, 2021 and one NCREIF region in excess of 20% (Mountain at 21.4%) at December 31, 2020 of the total CRE loan portfolio.

Except for three loans, all of our loans were current on contractual payments at December 31, 2021, including one loan performing in accordance with a forbearance agreement. In January 2022, one loan that was delinquent and one loan performing in accordance with a forbearance agreement paid off. Additionally, we have provided relief in the form of term extensions on 14 loans, at a weighted average of 11 months, in exchange for $471,000 of fees during the year ended December 31, 2021.

Our CRE mezzanine loan earns interest at a fixed rate.

During the year ended December 31, 2021, we acquired properties with a total fair value of $46.4 million through direct equity investments and taking the deed-in-lieu of foreclosure on a property that formerly collateralized a non-performing CRE whole loan. The existence of net capital loss carryforwards allow for potential future capital gains on these investments to be shielded from income taxes. At December 31, 2021, the total carrying value of our net real estate-related assets and liabilities was $83.3 million on four properties owned.

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

Our asset-specific borrowings comprised term warehouse financing facilities, CRE debt securitizations and our senior secured financing facility. In May 2021, we closed ACRES Commercial Realty 2021-FL1 Issuer, Ltd. (“ACR 2021-FL1”), a new CRE debt securitization financing $802.6 million of CRE loans with $675.2 million of non-recourse, floating-rate notes at a weighted average cost of one-month LIBOR plus 1.49%. Simultaneously, we executed the optional redemption on Exantas Capital Corp. 2019-RSO7, Ltd. (“XAN 2019-RSO7”) and paid off the remaining notes. In December 2021, we closed ACRES Commercial Realty 2021-FL2 Issuer, Ltd. (“ACR 2021-FL2”), a new CRE debt securitization financing $700.0 million of CRE loans with $567.0 million of non-recourse, floating-rate notes at a weighted average cost of one-month LIBOR plus 1.80%. Each of these 2021 CLOs provides for a two-year reinvestment period that allows us to reinvest CRE loan payoffs and principal paydown proceeds into the securitizations, pending certain eligibility criteria are met and rating agency approval is obtained. The reinvestment feature of the securitizations will allow us to extend the securitizations’ financing lives at favorable interest rates through the reinvestment of loan proceeds into new loans.

At December 31, 2021 and 2020, we had outstanding balances on our CRE loan term warehouse financing facilities of $66.8 million and $12.3 million, respectively, or 3.7% and 0.9%, respectively, of total outstanding borrowings. At December 31, 2021 and 2020, we had outstanding balances of $1.5 billion and $1.0 billion, respectively, on CRE debt securitizations, or 80.8% and 78.8%, respectively, of total outstanding borrowings. At December 31, 2020, we had outstanding borrowings on our senior secured financing facility of $29.3 million, or 2.3% of total outstanding borrowings. At December 31, 2021, we had no outstanding borrowings on our senior secured financing facility.

In January 2020, we adopted updated accounting guidance that replaced the incurred loss approach with the current expected credit losses (“CECL”) model for the determination of our allowance for loan losses. We reevaluate our CECL allowance quarterly, incorporating our current expectations of macroeconomic factors considered in the determination of our CECL reserves. At December 31, 2021, the CECL allowance on our CRE loan portfolio was $8.8 million or 0.5% of our $1.9 billion loan portfolio. At December 31, 2020, the CECL allowance on our CRE loan portfolio was $34.3 million, or 2.2% of our $1.5 billion of our loan portfolio. The CECL model projected significantly increased expected credit losses during the year ended December 31, 2020 in connection with the adverse market conditions caused by the COVID-19 pandemic. During the year ended December 31, 2021, we recorded a net reversal of credit losses, which reflected improvements in macroeconomic conditions, improved collateral operating performance and improvements in individually-evaluated loans.

During the year ended December 31, 2021, we recorded charge-offs of $4.2 million primarily attributable to: (i) the receipt of the deed-in-lieu of foreclosure of a property formerly-collateralizing a CRE loan with a $2.3 million allowance at the time of transaction in October 2021 and (ii) the November 2021 sale of a CRE loan note for $7.6 million of proceeds, net of costs, with a $1.7 million allowance at the time of sale, including $60,000 of reversing realized gains from the September 30, 2021 allowance.

(Back to Index)

(Back to Index)

We historically used derivative financial instruments, including interest rate swaps, to hedge a portion of the interest rate risk associated with our borrowings. In April 2020, we terminated all interest rate hedges in conjunction with the disposition of our financed commercial mortgage-backed securities (“CMBS”) portfolio. At December 31, 2021 and 2020, we had unrealized losses in connection with the terminated hedges of $8.5 million and $10.4 million, respectively, which will be amortized into interest expense over the remaining life of the debt. During the year ended December 31, 2021 and 2020, we recognized amortization expense on these terminated contracts of $1.9 million and $1.3 million, respectively.

Common stock book value was $23.87 per share at December 31, 2021, a $3.30 per share, or 16%, increase from December 31, 2020.

Impact of COVID-19

As discussed in the “Overview” above, the COVID-19 pandemic continues to plague countries throughout the globe as virus variants have emerged. While the U.S. and certain countries around the world have eased restrictions and financial markets and unemployment rates have stabilized to some degree, due in large part to the discovery and distribution of vaccines and other treatments, the pandemic continues to cause uncertainty on the U.S. and global economies, generally, and the CRE business in particular. The reinstatement of nationwide restrictions placed on businesses in response to COVID-19 may cause significant cash flow disruptions across the economy that may impact our borrowers and their ability to stay current with their debt obligations in the near term. Due to the fluidity of this situation, along with other world events, any prediction as to the ultimate adverse impact of the pandemic on economic and market conditions remains difficult to assess. The continuing impact of the pandemic has had, and we expect may continue to have, a long-term and material impact on our results of operations, financial condition and our liquidity and capital resources during the fiscal year 2022. Further discussion of the potential impacts on our business from the COVID-19 pandemic is provided below in the section entitled “Risk Factors” in Part I, Item 1A of this Annual Report on Form 10-K.

Impact of Reference Rate Reform

As discussed in the “Overview” section above, our CRE whole loans and our asset-specific borrowings are primarily benchmarked to one-month LIBOR. In March 2021, the United Kingdom’s Financial Conduct Authority announced that it would cease publication of the one-week and two-month USD LIBOR immediately after December 31, 2021 and cease publication of the remaining tenors immediately after June 30, 2023. Additionally, the U.S. Federal Reserve encouraged companies to cease using LIBOR as a benchmark rate by December 31, 2021.

While there is no consensus on what rate or rates may become accepted alternatives to LIBOR, the U.S. Federal Reserve, in conjunction with the Alternative Reference Rates Committee, a steering committee comprising large U.S. financial institutions, has identified SOFR, a new index calculated by short-term repurchase agreements backed by U.S. Treasury securities, as its preferred alternative rate for LIBOR. During the year ended December 31, 2021, we originated our first whole loan with SOFR as its contractual benchmark rate; and two CRE debt securitizations, Exantas Capital Corp. 2020-RSO8, Ltd. (“XAN 2020-RSO8”) and Exantas Capital Corp. 2020-RSO9, Ltd. (“XAN 2020-RSO9”) transitioned from one-month LIBOR to Compounded SOFR, plus a benchmark adjustment. All of our underwritten loans contain terms that allow for a change to an alternative benchmark rate upon the discontinuation of LIBOR. In September 2021, January 2022 and February 2022, the term warehouse financing facilities with JPMorgan Chase Bank, N.A. (“JPMorgan Chase”), Morgan Stanley Mortgage Capital Holdings LLC (“Morgan Stanley”) and Barclays Bank PLC (“Barclays”), respectively, were amended to allow for the transition to alternative rates, including rates tied to SOFR, subject to benchmark transition events.

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

Results of Operations

Our net income allocable to common shares for the year ended December 31, 2021 was $18.0 million, or $1.85 per share-basic ($1.85 per share-diluted), as compared to net loss allocable to common shares of $208.1 million, or $(19.33) per share-basic ($(19.33) per share-diluted), for the year ended December 31, 2020.

(Back to Index)

(Back to Index)

Net Interest Income

The following table analyzes the change in interest income and interest expense for the comparative years ended December 31, 2021 and 2020 by changes in volume and changes in rates. The changes attributable to the combined changes in volume and rate have been allocated proportionately, based on absolute values, to the changes due to volume and changes due to rates (dollars in thousands, except amounts in footnotes):

	Year Ended December 31, 2021 Compared to Year Ended December 31, 2020
			Due to Changes in
	Net Change	Percent Change (1)	Volume	Rate
Increase (decrease) in interest income:
CRE whole loans, floating-rate (2)	$1,356	1%	$5,002	$(3,646)
Legacy CRE loans (2)(3)	(33)	(5)%	20	(53)
CRE mezzanine loan	(1)	(0)%	(1)	—
CRE preferred equity investments (2)	(1,851)	(57)%	(1,851)	—
CMBS (4)	(6,556)	(98)%	(6,397)	(159)
Other	(126)	(57)%	(126)	—
Total decrease in interest income	(7,211)	(7)%	(3,353)	(3,858)

Increase (decrease) in interest expense:
Securitized borrowings: (5)
XAN 2018-RSO6 Senior Notes	(3,843)	(100)%	(3,843)	—
XAN 2019-RSO7 Senior Notes	(7,452)	(59)%	(5,690)	(1,762)
XAN 2020-RSO8 Senior Notes	728	10%	242	486
XAN 2020-RSO9 Senior Notes	6,641	256%	6,174	467
ACR 2021-FL1 Senior Notes	7,903	100%	7,903	—
ACR 2021-FL2 Senior Notes	348	100%	348	—
Senior secured financing facility (5)	2,025	102%	2,025	—
CRE - term warehouse financing facilities (5)	(4,305)	(43)%	(4,597)	292
CMBS - short term repurchase agreements	(2,491)	(100)%	(2,491)	—
Convertible senior notes: (5)
4.50% Convertible Senior Notes	(823)	(8)%	(823)	—
8.00% Convertible Senior Notes	(80)	(100)%	(80)	—
5.75% Senior Unsecured Notes (5)	3,448	100%	3,448	—
12.00% Senior Unsecured Notes (5)	1,579	59%	1,579	—
Unsecured junior subordinated debentures	(400)	(16)%	—	(400)
Hedging	289	19%	289	—
Total increase (decrease) in interest expense	3,567	6%	4,484	(917)
Net decrease in net interest income	$(10,778)		$(7,837)	$(2,941)

(1)	Percent change is calculated as the net change divided by the respective interest income or interest expense for the year ended December 31, 2020.
(2)

Includes increases in fee income of approximately $4.8 million and $19,000 recognized on our floating-rate CRE whole loans and legacy CRE loan, respectively, and a decrease in fee income of $216,000 on our CRE preferred equity investments, that were due to changes in volume.

(3)

Includes the change in interest income recognized on one legacy CRE loan with an amortized cost of $11.5 million and $11.4 million at December 31, 2021 and 2020, respectively, classified as a CRE loan on the consolidated balance sheet.

(4)	Includes a decrease in net accretion income of approximately $616,000 that was due to changes in volume.
(5)

Includes increases of net amortization expense of approximately $5.5 million, $357,000, $33,000, $214,000 and $323,000 on our securitized borrowings, senior secured financing facility, convertible senior notes, 5.75% Senior Unsecured Notes and 12.00% Senior Unsecured Notes, respectively, and a decrease of approximately $683,000 on our CRE - term warehouse financing facilities, that were due to changes in volume. The increases in amortization expense of the 4.50% Convertible Senior Notes and 12.00% Senior Unsecured Notes included $304,000 and $218,000, respectively, of acceleration of deferred debt issuance costs in connection with the repurchase of $55.7 million principal amount of 4.50% Convertible Senior Notes and redemption of all $50.0 million principal amount of 12.00% Senior Unsecured Notes during the year ended December 31, 2021.

Net Change in Interest Income for the Comparative Years Ended December 31, 2021 and 2020:

Aggregate interest income decreased by $7.2 million for the comparative years ended December 31, 2021 and 2020. We attribute the change to the following:

CRE whole loans. The increase of $1.4 million for the comparative years ended December 31, 2021 and 2020 was primarily attributable to the increases in loan origination fee income of $2.9 million and exit fee income of $1.9 million over the comparative periods primarily related to loan payoffs and paydowns, offset by a decline in the LIBOR benchmark rates of our CRE whole loans, over the comparative periods, which resulted in lower one-month benchmark rate floors on new CRE loans originated.

(Back to Index)

(Back to Index)

CRE preferred equity investments. The decrease of $1.9 million for the comparative years ended December 31, 2021 and 2020 was attributable to the payoffs of the preferred equity investments in March 2021 and April 2021.

Securities. The decrease of $6.6 million for the comparative years ended December 31, 2021 and 2020 was primarily attributable to the disposition of our entire CMBS portfolio as of April 2020, except for two CMBS securities retained. In March 2021, the two remaining CMBS securities were sold.

Net Change in Interest Expense for the Comparative Years Ended December 31, 2021 and 2020:

Aggregate interest expense increased by $3.6 million for the comparative years ended December 31, 2021 and 2020. We attribute the change to the following:

Securitized borrowings. The total net increase of $4.3 million for the comparative years ended December 31, 2021 and 2020 was primarily attributable to the issuances of XAN 2020-RSO8, XAN 2020-RSO9, ACR 2021-FL1, and ACR 2021-FL2 and the acceleration of deferred debt issuance costs of $5.6 million for the year ended December 31, 2021, of which $1.9 million pertained to the liquidation of XAN 2019-RSO7 in May 2021 and $3.7 million pertained to paydowns of notes on the existing securitizations. The increases were offset by the liquidation of Exantas Capital Corp. 2018-RSO6, Ltd. (“XAN 2018-RSO6”) and XAN 2019-RSO7.

Senior secured financing facility. The increase of $2.0 million for the comparative years ended December 31, 2021 and 2020 was attributable to the July 2020 execution and subsequent utilization of the senior secured financing facility.

CRE - term warehouse financing facilities. The decrease of $4.3 million for the comparative years ended December 31, 2021 and 2020 was primarily attributable net payoffs of our CRE term warehouse financing facilities. The net payoffs of our CRE term warehouse facilities were funded by the issuance of our XAN 2020-RSO8, XAN 2020-RSO9, ACR 2021-FL1 and ACR 2021-FL2 securitizations and the utilization of the senior secured financing facility.

CMBS - short-term repurchase agreements. The decrease of $2.5 million for the comparative years ended December 31, 2021 and 2020 was primarily attributable to our CMBS - short term agreements being settled in full as of April 2020 due to the impact of the COVID-19 pandemic on real estate securities markets in March 2020. See “Senior Secured Financing Facility, Term Warehouse Financing Facilities and Repurchase Agreements” for additional information.

Convertible senior notes. The decrease of $903,000 is primarily attributable to the repurchase of $55.7 million of our 4.50% Convertible Senior Notes during the year ended December 31, 2021.

5.75% Senior Unsecured Notes. The increase of $3.4 million for the comparative years ended December 31, 2021 and 2020 was attributable to the issuance of the 5.75% Senior Unsecured Notes in August 2021.

12.00% Senior Unsecured Notes. The increase of $1.6 million for the comparative years ended December 31, 2021 and 2020 was attributable to the execution and concurrent utilization of a portion of the 12.00% Senior Unsecured Notes in July 2020. In August 2021, the outstanding balance of the 12.00% Senior Unsecured Notes was redeemed in full.

Unsecured junior subordinated debentures. The net decrease $400,000 for the comparative years ended December 31, 2021 and 2020 was attributable to a decrease in three-month LIBOR, the benchmark interest rate for our unsecured junior subordinated debentures, over the comparative periods.

Hedging. The increase of $289,000 for the comparative years ended December 31, 2021 and 2020 was primarily attributable to amortization expense on terminated interest rate swaps during the year ended December 31, 2021. In April 2020, in conjunction with the disposition of our CMBS portfolio financed with short-term repurchase agreements, we terminated all interest rate swap contracts hedging that portfolio. During the years ended December 31, 2021 and 2020, we recorded net amortization expense, reported in interest expense on the consolidated statements of operations, of $1.9 million and $1.3 million, respectively.

(Back to Index)

(Back to Index)

Average Net Yield and Average Cost of Funds:

The following table presents the average net yield and average cost of funds for the years ended December 31, 2021 and 2020 (dollars in thousands, except amounts in footnotes):

	Year Ended December 31, 2021			Year Ended December 31, 2020
	Average Amortized Cost	Interest Income (Expense)	Average Net Yield (Cost of Funds) (1)	Average Amortized Cost	Interest Income (Expense)	Average Net Yield (Cost of Funds) (1)
Interest-earning assets
CRE whole loans, floating-rate (2)	$1,650,512	$98,284	5.95%	$1,702,761	$96,928	5.68%
Legacy CRE loans (2)	11,516	637	5.53%	11,516	670	5.81%
CRE mezzanine loan	4,700	475	9.96%	4,700	476	9.97%
CRE preferred equity investments (2)	8,202	1,378	16.80%	26,877	3,229	11.98%
CMBS (3)	4,196	161	3.90%	124,266	6,717	5.42%
Other	96,264	97	0.10%	17,478	223	0.44%
Total interest income/average net yield	1,775,390	101,032	5.69%	1,887,598	108,243	5.72%
Interest-bearing liabilities
Collateralized by:
CRE whole loans (4)	1,217,251	(40,596)	(3.24)%	1,278,755	(38,551)	(3.01)%
CMBS	—	—	—%	92,755	(2,491)	(2.68)%
General corporate debt:
Unsecured junior subordinated debentures	51,548	(2,155)	(4.12)%	51,548	(2,555)	(4.88)%
4.50% Convertible Senior Notes (5)	120,276	(9,285)	(7.61)%	135,414	(10,108)	(7.34)%
8.00% Convertible Senior Notes (5)	—	—	—%	868	(80)	(9.07)%
5.75% Senior Unsecured Notes (6)	55,513	(3,448)	(6.21)%	—	—	—%
12.00% Senior Unsecured Notes (7)	29,551	(4,240)	(14.35)%	19,518	(2,661)	(13.59)%
Hedging (8)	—	(1,851)	—%	26,364	(1,562)	(5.91)%
Total interest expense/average cost of funds	1,474,139	(61,575)	(3.96)%	1,605,222	(58,008)	(3.60)%
Total net interest income		$39,457			$50,235

(1)	Average net yield includes net amortization/accretion and fee income and is computed based on average amortized cost.
(2)

Includes fee income of approximately $11.4 million and $73,000 recognized on our floating-rate CRE whole loans and legacy CRE loan, respectively, for the year ended December 31, 2021 and approximately $6.6 million, $54,000 and $152,000 on our floating-rate CRE whole loans, legacy CRE loan and our CRE preferred equity investments, respectively, for the year ended December 31, 2020. During the year ended December 31, 2021, net amortization expense of $64,000 was recorded on the preferred equity investments in connection with their payoffs.

(3)	Includes net accretion income of approximately $616,000 for the year ended December 31, 2020 on our CMBS securities.
(4)

Includes amortization expense of approximately $13.1 million and $7.9 million for the years ended December 31, 2021 and 2020, respectively, on our interest-bearing liabilities collateralized by CRE whole loans.

(5)

Includes aggregated amortization expense of approximately $3.7 million and $3.6 million for the years ended December 31, 2021 and 2020, respectively, on our convertible senior notes. The amortization expense for the year ended December 31, 2021 included $304,000 of acceleration of deferred debt issuance costs in connection with the repurchase of $55.7 million principal amount of 4.50% Convertible Senior Notes during the period.

(6)	Includes amortization expense of approximately $214,000 for the year ended December 31, 2021 on our 5.75% Senior Unsecured Notes.
(7)

Includes amortization expense of approximately $459,000 and $136,000 for the years ended December 31, 2021 and 2020, respectively, on our 12.00% Senior Unsecured Notes. The amortization expense for the year ended December 31, 2021 included $218,000 of acceleration of deferred debt issuance costs in connection with the redemption of all $50.0 million principal amount of 12.00% Senior Unsecured Notes during the period.

(8)

Includes net amortization expense of approximately $1.9 million and $1.3 million for the years ended December 31, 2021 and 2020, respectively, on 22 terminated interest rate swap agreements that were in net loss positions at the time of termination. The remaining net losses, reported in accumulated other comprehensive (loss) income on the consolidated balance sheets, will be amortized as an expense over the remaining life of the debt.

Real Estate Income and Other Revenue

The following table sets forth information relating to our real estate income and other revenue for the comparative years ended December 31, 2021 and 2020 (dollars in thousands):

	Years Ended December 31,
	2021	2020	Dollar Change	Percent Change
Real estate income and other revenue:
Real estate income	$10,553	$—	$10,553	100%
Other revenue	65	76	(11)	(14)%
Total	$10,618	$76	$10,542	13,871%

Aggregate real estate income and other revenue increased by $10.5 million for the comparative years ended December 31, 2021 and 2020. We attribute the changes to the following:

(Back to Index)

(Back to Index)

Real estate income. The increase of $10.6 million for the comparative years ended December 31, 2021 and 2020 was primarily attributable to revenue earned on a hotel property acquired in a deed in lieu of foreclosure transaction in November 2020. The property reopened during the first quarter of 2021 and initially earned a significant amount of its revenue from a contract with the U.S. federal government that provided lodging for a group of employees until May 2021. Late in the second quarter and into the third quarter, revenue was driven by increases in occupancy as the economy reopened following the distribution of COVID-19 vaccines. Total real estate income derived from this property was $9.4 million during the year ended December 31, 2021. To a lesser extent, the increase was attributable to rental income on two office properties, one acquired in a direct equity investment October 2021, which earned real estate income of $824,000 during the year ended December 31, 2021, and one acquired in a deed-in-lieu of foreclosure transaction in October 2021, which earned real estate income of $334,000 during the year ended December 31, 2021.

Operating Expenses

Year Ended December 31, 2021 as compared to the Year Ended December 31, 2020

The following table sets forth information relating to our operating expenses for the years presented (dollars in thousands):

	Years Ended December 31,
	2021	2020	Dollar Change	Percent Change
Operating expenses:
Management fees	$6,089	$6,054	$35	1%
Equity compensation	1,722	3,136	(1,414)	(45)%
Real estate operating expense	10,601	298	10,303	3,457%
General and administrative	11,602	14,335	(2,733)	(19)%
Depreciation and amortization	94	49	45	92%
(Reversal of) provision for credit losses, net	(21,262)	30,815	(52,077)	(169)%
Total	$8,846	$54,687	$(45,841)	(84)%

Aggregate operating expenses decreased by $45.8 million for the comparative years ended December 31, 2021 and 2020. We attribute the changes to the following:

Equity compensation. The decrease of $1.4 million for the comparative years ended December 31, 2021 and 2020 was primarily attributable to the acceleration of all unvested stock awards at July 31, 2020 upon the close of the ACRES acquisition.

Real Estate operating expense. The increase of $10.3 million for the comparative years ended December 31, 2021 and 2020 was primarily attributable to a full year of operations as owner of a property acquired through the receipt of the deed-in-lieu of foreclosure in November 2020. The property, a hotel in the Northeast region, incurred operating expenses of $8.6 million expenses during the year ended December 31, 2021, as compared to $298,000 of operating expenses during the less than two months of ownership during the year ended December 31, 2020. To a lesser extent, the increase was attributable to the acquisition of two office properties in October 2021, one property that was acquired through a direct equity investment, which incurred operating expenses of $1.3 million during our time of ownership in the year ended December 31, 2021, and one property that was acquired through the receipt of the deed-in-lieu of foreclosure, which incurred operating expenses of $727,000 during our time of ownership in the year ended December 31, 2021.

General and administrative. General and administrative expenses decreased by $2.7 million for the comparative years ended December 31, 2021 and 2020. The following table summarizes the information relating to our general and administrative expenses for the years presented (dollars in thousands):

	Years Ended December 31,
	2021	2020	Dollar Change	Percent Change
General and administrative
Professional services	$5,872	$8,647	$(2,775)	(32)%
Wages and benefits	1,598	1,351	247	18%
D&O insurance	1,395	1,173	222	19%
Operating expenses	1,049	1,247	(198)	(16)%
Dues and subscriptions	756	793	(37)	(5)%
Director fees	709	505	204	40%
Rent and utilities	123	510	(387)	(76)%
Tax penalties, interest & franchise tax	69	(33)	102	(309)%
Travel	31	142	(111)	(78)%
Total	$11,602	$14,335	$(2,733)	(19)%

(Back to Index)

(Back to Index)

The decrease in general and administrative expenses for the comparative years ended December 31, 2021 and 2020 was primarily attributable to an increase in professional services during the year ended December 31, 2020 in connection with legal fees and advisory fees for services rendered as part of the ACRES acquisition. The decrease was also attributable to a decrease in rent and utilities as reimbursable expenses under our Fourth Amended and Restated Management Agreement, as amended (“Management Agreement”) in conjunction with the ACRES acquisition.

(Reversal of) provision for credit losses, net. The reversal of credit losses of $21.3 million for the year ended December 31, 2021 as compared to the provision for credit losses of $30.8 million for the year ended December 31, 2020 were each attributable to the updated estimates of our CECL model. The CECL model, adopted on January 1, 2020, provides the framework for developing an estimate of the allowance for credit losses using an expected credit losses approach. The CECL model projected significantly increased expected credit losses during the year ended December 31, 2020 in connection with the adverse market conditions caused by the COVID-19 pandemic. During the year ended December 31, 2021, our estimated current expected credit losses improved as a result of improvements of macroeconomic conditions, improvements in property-level operations on loan collateral and improvements in individually-evaluated loans.

Other Income (Expense)

Year Ended December 31, 2021 as compared to Year Ended December 31, 2020

The following table sets forth information relating to our other expense for the years presented (dollars in thousands):

	Years Ended December 31,
	2021	2020	Dollar Change	Percent Change
Other income (expense):
Net realized and unrealized gain (loss) on investment securities available-for-sale and loans and derivatives	$878	$(186,610)	$187,488	100%
Fair value and other adjustments on asset held for sale	—	(8,768)	8,768	100%
Loss on extinguishment of debt	(9,006)	—	(9,006)	(100)%
Gain on conversion of real estate	—	1,570	(1,570)	100%
Other income	822	471	351	75%
Total	$(7,306)	$(193,337)	$186,031	96%

Aggregate other expense decreased $186.0 million for the comparative years ended December 31, 2021 and 2020. We attribute the change to the following:

Net realized and unrealized (loss) gain on investment securities available-for-sale and loans and derivatives. The decrease in losses of $187.5 million for the comparative years ended December 31, 2021 and 2020 was primarily attributable to the disposition of our CMBS portfolio that was financed with CMBS short-term repurchase facilities during the year ended December 31, 2020, which resulted in a loss of $180.3 million. We recorded unrealized losses of $6.1 million on two retained securities during the year ended December 31, 2020. During the year ended December 31, 2021, we sold the remaining two securities for cash proceeds of $3.0 million and recorded gains of $878,000.

Fair value adjustments on financial assets held for sale. The decrease of $8.8 million for the comparative years ended December 31, 2021 and 2020 was attributable to charges of $8.8 million during the year ended December 31, 2020 incurred on the remaining legacy CRE asset held for sale, which included protective advances to cover borrower operating losses of $2.7 million. The remaining asset held for sale was sold in December 2020.

Loss on extinguishment of debt. The increase of $9.0 million for the comparative years ended December 31, 2021 and 2020 was attributable to the full redemption of our 12.00% Senior Unsecured Notes, which resulted in $7.8 million of losses, and the partial repurchase of our 4.50% Convertible Senior Notes, which resulted in $1.2 million of non-cash losses in connection with the acceleration of the ratable market discount, during the year ended December 31, 2021.

Gain on conversion of real estate. The decrease of $1.6 million for the comparative years ended December 31, 2021 and 2020 was attributable to the receipt of a deed in lieu of foreclosure on one CRE whole loan with an appraised value of $39.8 million, which was above our loan basis, in November 2020.

Financial Condition

Summary

Our total assets were $2.3 billion at December 31, 2021 as compared to $1.7 billion at December 31, 2020.

(Back to Index)

(Back to Index)

Investment Portfolio

The tables below summarize the amortized cost and net carrying amount of our investment portfolio, classified by asset type, at December 31, 2021 and 2020 as follows (dollars in thousands, except amounts in footnotes):

At December 31, 2021	Amortized Cost	Net Carrying Amount	Percent of Portfolio	Weighted Average Coupon
Loans held for investment:
CRE whole loans, floating-rate (1)(2)	$1,877,851	$1,869,301	95.44%	4.43%
CRE mezzanine loan (1)	4,700	4,445	0.23%	10.00%
	1,882,551	1,873,746	95.67%
Other investments:
Investments in unconsolidated entities	1,548	1,548	0.08%	N/A (4)
Investments in real estate (3)	65,465	65,465	3.34%	N/A (4)
Property held for sale	17,846	17,846	0.91%
	84,859	84,859	4.33%

Total investment portfolio	$1,967,410	$1,958,605	100.00%

At December 31, 2020	Amortized Cost	Net Carrying Amount	Percent of Portfolio	Weighted Average Coupon
Loans held for investment:
CRE whole loans, floating-rate (1)(2)	$1,509,578	$1,477,295	94.97%	5.44%
CRE mezzanine loan (1)	4,700	4,399	0.28%	10.00%
CRE preferred equity investments (1)	27,714	25,988	1.67%	11.38%
	1,541,992	1,507,682	96.92%
Investments securities available-for-sale:
CMBS, fixed-rate	2,080	2,080	0.13%	2.70%
Other investments:
Investments in unconsolidated entities	1,548	1,548	0.10%	N/A (4)
Investment in real estate (3)	39,585	39,585	2.54%	N/A (4)
CRE whole loans, fixed-rate (5)	4,809	4,809	0.31%	4.44%
	45,942	45,942	2.95%
Total investment portfolio	$1,590,014	$1,555,704	100.00%

(1)	Net carrying amount includes an allowance for credit losses of $8.8 million and $34.3 million at December 31, 2021 and 2020, respectively.
(2)

Includes one legacy CRE loan, underwritten prior to 2010, with an amortized cost of $11.5 million and $11.4 million at December 31, 2021 and 2020, respectively, that we intend to hold until payoff. The loan paid off in January 2022.

(3)

Includes real estate related right of use assets of $5.5 million and $5.6 million, intangible assets of $3.9 million and $3.3 million and a lease liability of $3.1 million at December 31, 2021 and 2020, respectively. Additionally, at December 31, 2021, includes $169,000 of other liabilities.

(4)	There were no stated rates associated with these investments.
(5)	Classified as other assets on the consolidated balance sheet.

CRE loans. During the twelve months ended December 31, 2021, we originated $1.5 billion of floating-rate CRE loan whole loan commitments (of which $162.7 million was unfunded loan commitments), funded $29.8 million of previously unfunded loan commitments and received $1.0 billion in proceeds from loan payoffs and paydowns. In January 2022, we received an additional $14.9 million of proceeds from the collection of our principal paydown receivable balance.

(Back to Index)

(Back to Index)

The following is a summary of our loans (dollars in thousands, except amounts in footnotes):

Description	Quantity	Principal	Unamortized (Discount) Premium, net (1)	Amortized Cost	Allowance for Credit Losses	Carrying Value	Contractual Interest Rates (2)	Maturity Dates (3)(4)
At December 31, 2021:
CRE loans held for investment:
Whole loans (5)(6)	93	$1,891,795	$(13,944)	$1,877,851	$(8,550)	$1,869,301	1M BR plus 2.70% to 1M BR plus 8.50%	January 2022 to September 2025
Mezzanine loan (5)	1	4,700	—	4,700	(255)	4,445	10.00%	June 2028
Total CRE loans held for investment		$1,896,495	$(13,944)	$1,882,551	$(8,805)	$1,873,746
At December 31, 2020:
CRE loans held for investment:
Whole loans (5)(6)	95	$1,515,722	$(6,144)	$1,509,578	$(32,283)	$1,477,295	1M BR plus 2.70% to 1M BR plus 9.00%	January 2021 to January 2024
Mezzanine loan (5)	1	4,700	—	4,700	(301)	4,399	10.00%	June 2028
Preferred equity investments (7)	2	27,650	64	27,714	(1,726)	25,988	11.00% to 11.50%	June 2022 to April 2023
Total CRE loans held for investment		$1,548,072	$(6,080)	$1,541,992	$(34,310)	$1,507,682

(1)

Amounts include unamortized loan origination fees of $13.6 million and $5.7 million and deferred amendment fees of $307,000 and $495,000 at December 31, 2021 and 2020, respectively. Additionally, the amounts include unamortized loan acquisition costs of $7,300 and $118,000 at December 31, 2021 and 2020, respectively.

(2)

Our whole loan portfolio of $1.9 billion and $1.5 billion had a weighted-average benchmark rate (“BR”) floor of 0.75% and 1.88% at December 31, 2021 and 2020, respectively. Benchmark rates comprise one-month LIBOR or one-month Term SOFR. At December 31, 2021, all but one of our floating-rate whole loans had one-month benchmark floors. At December 31, 2020, all whole loans had one-month LIBOR floors.

(3)	Maturity dates exclude contractual extension options, subject to the satisfaction of certain terms that may be available to the borrowers.
(4)	Maturity dates exclude three whole loans, with amortized costs of $27.9 million and $39.7 million, in maturity default at December 31, 2021 and 2020, respectively.
(5)	Substantially all loans are pledged as collateral under various borrowings at December 31, 2021 and 2020.
(6)

CRE whole loans had $157.6 million and $67.2 million in unfunded loan commitments at December 31, 2021 and 2020, respectively. These unfunded loan commitments are advanced as the borrowers formally request additional funding, as permitted under the loan agreement, and any necessary approvals have been obtained.

(7)	The interest rate on our preferred equity investments paid at 8.00%. The remaining interest was deferred until payoff, which occurred in March 2021 and April 2021.

At December 31, 2021, approximately 28.4%, 18.4% and 15.2% of our CRE loan portfolio was concentrated in the Southeast, Southwest and Mid-Atlantic regions, respectively, based on carrying value, as defined by the NCREIF. At December 31, 2020, approximately 21.4%, 17.9% and 16.1% of our CRE loan portfolio was concentrated in the Mountain, Southwest and Southeast regions, respectively, based on carrying value. No single loan or investment represented more than 10% of our total assets and no single investment group generated over 10% of our total revenue.

CMBS. Beginning in the first quarter of 2020, the COVID-19 pandemic produced material and previously unforeseeable liquidity shocks to credit markets. As a result of the receipt of default notices with respect to some of our CMBS and the uncertainty caused by the COVID-19 pandemic, we disposed of substantially all of our CMBS portfolio as of April 2020. In March 2021, we sold our remaining two CMBS securities with an amortized cost and fair value of $2.1 million for cash proceeds of $3.0 million.

(Back to Index)

(Back to Index)

Investments in unconsolidated entities. Our investments in unconsolidated entities at December 31, 2021 and 2020 comprised a 100% interest in the common shares of Resource Capital Trust I (“RCT I”) and RCC Trust II (“RCT II”), respectively, with a value of $1.5 million in the aggregate, or 3.0% of each trust. We record our investments in RCT I’s and RCT II’s common shares as investments in unconsolidated entities using the cost method, recording dividend income when declared by RCT I and RCT II. During years ended December 31, 2021 and 2020, we recorded dividends from the investments in RCT I’s and RCT II’s common shares, reported in other revenue on the consolidated statement of operations, of $65,000 and $76,000, respectively.

Financing Receivables

The following tables show the activity in the allowance for credit losses for the years ended December 31, 2021 and 2020 (in thousands):

	Years Ended December 31,
	2021	2020
	CRE Loans	CRE Loans
Allowance for credit losses:
Allowance for credit losses at beginning of year	$34,310	$1,460
Adoption of the new accounting guidance	—	3,032
(Reversal of) provision for credit losses	(21,262)	30,815
Charge offs	(4,243)	(997)
Allowance for credit losses at end of year	$8,805	$34,310

During the year ended December 31, 2020, higher expected unemployment and increased volatility in CRE asset pricing and liquidity as a result of the COVID-19 pandemic significantly impacted assumptions in our CECL estimates and resulted in a net provision for credit losses of $30.8 million. However, the discovery and distribution of vaccines and other treatments for COVID-19 led to a recovery of the global economy and markets worldwide during the year ended December 31, 2021. The ensuing improvements in expected unemployment and macroeconomic conditions, as well as improved collateral operating performance, resulted in a net reversal of expected credit losses of $21.3 million during the year ended December 31, 2021.

In addition to our general estimate of credit losses, we may also be required to individually evaluate collateral-dependent loans for credit losses if it has determined that foreclosure or sale of the loan or the underlying collateral is probable. At December 31, 2021 and 2020, $2.3 million and $1.9 million, respectively, of our allowance for credit losses resulted from collateral-dependent loans that were individually evaluated for credit losses, details of which follow:

During the year ended December 31, 2021, we individually evaluated the following loans:

•

An office loan in the East North Central region with a $19.9 million principal balance. We recorded a $2.3 million CECL allowance in the third quarter of 2021 to reflect the as-is appraised value of the property of $17.6 million. Upon receipt of the property in full satisfaction of the loan in the fourth quarter of 2021, we charged off the $2.3 million CECL allowance and recorded the property as a property held for sale on our consolidated balance sheet at its fair value of $17.6 million.

•

A hotel loan in the Northeast region with a $9.3 million principal balance. We recorded a $1.8 million CECL allowance in the third quarter of 2021 that reflected our estimate of fair value less costs of sale of $7.5 million at September 30, 2021. Upon sale of the loan in November 2021, we received proceeds of $7.6 million, net of costs of sale, and charged off the remaining $1.7 million CECL allowance.

•

A retail loan in the Pacific region with an $11.5 million principal balance. At December 31, 2021, we had a recorded $2.3 million CECL allowance that reflected the loss taken on the loan as a result of a discounted payoff received on the loan in January 2022 in full satisfaction of the loan.

•

A hotel loan in the East North Central region with an $8.4 million principal balance. We received payment in full on this loan in January 2022; and, as such, there was no CECL allowance recorded at December 31, 2021.

•

A hotel in the Northeast region with a $14.0 million principal balance. The hotel has an as-is appraised value in excess of its principal balance, and, as such, had no CECL allowance at December 31, 2021.

During the year ended December 31, 2020, we individually evaluated a hotel loan in the Northeast region with a $37.9 million principal balance for which foreclosure was deemed probable. In November 2020, we received the deed-in-lieu of foreclosure on the property. In conjunction with the receipt of the deed, we obtained an updated appraisal that indicated an as-is appraised value of $39.8 million and consequently reversed the then-outstanding $8.0 million CECL allowance and recorded the property as an investment in real estate on the consolidated balance sheet at its appraised value.

Also at December 31, 2020, we individually evaluated a loan on an office property in the North East Central region with a $19.9 million principal balance and a hotel loan in the Northeast region with a $14.0 million par balance for which foreclosure was determined to be probable. We determined that these loans had CECL allowances of $1.9 million and $0, respectively, calculated as the difference between the as-is appraised values and the loans’ amortized costs.

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

(Back to Index)

(Back to Index)

Credit risk profiles of CRE loans, at amortized cost, were as follows (in thousands, except amounts in the footnote):

	Rating 1	Rating 2	Rating 3	Rating 4	Rating 5	Total (1)
At December 31, 2021:
Whole loans, floating-rate	$—	$1,456,330	273,078	$123,762	$24,681	$1,877,851
Mezzanine loan	—	—	—	4,700	—	4,700
Total	$—	$1,456,330	$273,078	$128,462	$24,681	$1,882,551

At December 31, 2020:
Whole loans, floating-rate	$—	$611,838	$599,208	$262,398	$36,134	$1,509,578
Mezzanine loan	—	—	4,700	—	—	4,700
Preferred equity investments	—	—	6,452	21,262	—	27,714
Total	$—	$611,838	$610,360	$283,660	$36,134	$1,541,992

(1)	The total amortized cost of CRE loans excluded accrued interest receivable of $6.1 million and $7.3 million at December 31, 2021 and 2020, respectively.

Credit risk profiles of CRE loans by origination year at amortized cost were as follows (in thousands, except amounts in footnotes):

	2021	2020	2019	2018	2017	Prior	Total (1)
At December 31, 2021:
Whole loans, floating-rate: (2)
Rating 2	$1,230,810	$150,513	$55,510	$19,497	$—	$—	$1,456,330
Rating 3	33,781	24,604	136,305	60,888	—	17,500	273,078
Rating 4	—	—	28,446	86,096	—	9,220	123,762
Rating 5	—	—	22,385	—	—	2,296	24,681
Total whole loans, floating-rate	1,264,591	175,117	242,646	166,481	—	29,016	1,877,851
Mezzanine loan (rating 4)	—	—	—	4,700	—	—	4,700
Total	$1,264,591	$175,117	$242,646	$171,181	$—	$29,016	$1,882,551

	2020	2019	2018	2017	2016	Prior	Total (1)
At December 31, 2020:
Whole loans, floating-rate: (2)
Rating 2	$221,364	$279,077	$111,397	$—	$—	$—	$611,838
Rating 3	43,579	246,073	246,944	45,142	—	17,470	599,208
Rating 4	—	77,495	129,536	46,220	—	9,147	262,398
Rating 5	—	13,938	—	19,900	—	2,296	36,134
Total whole loans, floating-rate	264,943	616,583	487,877	111,262	—	28,913	1,509,578
Mezzanine loan (rating 3)	—	—	4,700	—	—	—	4,700
Preferred equity investments:
Rating 3	—	6,452	—	—	—	—	6,452
Rating 4	—	—	21,262	—	—	—	21,262
Total preferred equity investments	—	6,452	21,262	—	—	—	27,714
Total	$264,943	$623,035	$513,839	$111,262	$—	$28,913	$1,541,992

(1)	The total amortized cost of CRE loans excluded accrued interest receivable of $6.1 million and $7.3 million at December 31, 2021 and 2020, respectively.
(2)	Acquired CRE whole loans are grouped within each loan’s year of issuance.

At December 31, 2021 and 2020, we had one mezzanine loan included in assets held for sale that had no carrying value.

(Back to Index)

(Back to Index)

Loan Portfolios Aging Analysis

The following table presents the CRE loan portfolio aging analysis as of the dates indicated for CRE loans, at amortized cost (in thousands, except amounts in footnotes):

	30-59 Days	60-89 Days	Greater than 90 Days (1)	Total Past Due	Current (2)	Total Loans Receivable (3)	Total Loans > 90 Days and Accruing
At December 31, 2021:
Whole loans, floating-rate	$—	$—	$19,916	$19,916	$1,857,935	$1,877,851	$19,916
Mezzanine loan	—	—	—	—	4,700	4,700	—
Total	$—	$—	$19,916	$19,916	$1,862,635	$1,882,551	$19,916

At December 31, 2020:
Whole loans, floating-rate	$—	$—	$11,443	$11,443	$1,498,135	$1,509,578	$11,443
Mezzanine loan	—	—	—	—	4,700	4,700	—
Preferred equity investments	—	—	—	—	27,714	27,714	—
Total	$—	$—	$11,443	$11,443	$1,530,549	$1,541,992	$11,443

(1)

During the years ended December 31, 2021 and 2020, we recognized interest income of $1.2 million and $1.3 million, respectively, on two loans with principal payments past due greater than 90 days at December 31, 2021.

(2)	Includes one whole loan and two whole loans with total amortized costs of $8.0 million and $28.3 million, respectively, in maturity default at December 31, 2021 and 2020, respectively.
(3)	The total amortized cost of CRE loans excluded accrued interest receivable of $6.1 million and $7.3 million at December 31, 2021 and 2020, respectively.

At December 31, 2021 and 2020, we had three whole loans in maturity default, with total amortized costs of $27.9 million and $39.7 million, respectively. During the year ended December 31, 2021, we received the deed-in-lieu of foreclosure on a property that collateralized a whole loan that was in maturity default at December 31, 2020 with an amortized cost of $19.9 million.

At December 31, 2021, three whole loans, including two loans that had maturity defaults, with a total amortized cost of $30.4 million were past due on interest payments.

In January 2022, two whole loans in maturity default at December 31, 2021 and 2020, including one loan that was past due on interest payments at December 31, 2021, paid off principal of $17.6 million. The payoff on one loan was the result of a discounted payoff and resulted in a realized loss of $2.3 million for which a CECL allowance was established as of December 31, 2021.

Troubled-Debt Restructurings (“TDRs”)

There were no TDRs during the year ended December 31, 2021. During the year ended December 31, 2020, two loans underwent TDRs. In November 2020 and October 2021, we received the properties collateralizing both loans that underwent TDRs during the year ended December 31, 2020 through the receipt of the deeds-in-lieu of foreclosure on the properties.

During the year ended December 31, 2021, we entered into 14 agreements that extended loans by a weighted average period of 11 months and, in certain cases, modified certain other loan terms. Two formerly forborne borrowers and one borrower performing in accordance with a forbearance agreement were in maturity default at December 31, 2021. No loan modifications during the year ended December 31, 2021 resulted in TDRs.

Restricted Cash

At December 31, 2021, we had restricted cash of $248.4 million, which consisted of $248.1 million held within our seven consolidated securitization entities and $360,000 held in various reserve accounts. At December 31, 2020, we had restricted cash of $38.4 million, which consisted of $38.4 million held within our six consolidated securitization entities and $33,000 held in various reserve accounts. The increase of $210.0 million was primarily attributable to the close of ACR 2021-FL1 and ACR 2021-FL2, executed in May and December 2021, respectively, which hold reinvestment capabilities at the securitization level. ACR 2021-FL1 and ACR 2021-FL2 held $138.1 million and $99.0 million, respectively, in restricted cash at December 31, 2021. We expect to utilize a significant portion of the restricted cash at ACR 2021-FL1 and ACR 2021-FL2 to acquire loans or future funding participations for the securitizations’ portfolios, see “Liquidity and Capital Resources.”

(Back to Index)

(Back to Index)

Accrued Interest Receivable

The following table summarizes our accrued interest receivable at December 31, 2021 and 2020 (in thousands):

	December 31,
	2021	2020	Net Change
Accrued interest receivable from loans	$6,106	$7,310	$(1,204)
Accrued interest receivable from securities	—	56	(56)
Accrued interest receivable from promissory note, escrow, sweep and reserve accounts	6	6	—
Total	$6,112	$7,372	$(1,260)

The $1.3 million decrease in accrued interest receivable was primarily attributable to the decrease of $1.2 million in accrued interest receivable from loans, which was primarily attributable to a decline in the weighted average benchmark floors on our CRE whole loans, and the decrease of $56,000 in accrued interest receivable from securities, which was attributable to the sale of our remaining CMBS during the first quarter of 2021. In January 2022, we collected substantially all of the accrued interest receivable from loans.

Other Assets

The following table summarizes our other assets at December 31, 2021 and 2020 (in thousands):

	December 31,
	2021	2020	Net Change
Tax receivables and prepaid taxes	$2,120	$2,244	$(124)
Other receivables	1,573	804	769
Other prepaid expenses	1,367	568	799
Fixed assets - non real estate	401	177	224
Unsettled trades receivable	—	181	(181)
Other assets, miscellaneous	21	—	21
CRE fixed-rate whole loans, held for sale	—	4,809	(4,809)
Total	$5,482	$8,783	$(3,301)

The decrease of $3.3 million in other assets was primarily attributable to the sale of two fixed-rate CRE whole loans during the year ended December 31, 2021 for cash proceeds of $4.8 million. The decrease in other assets was offset by a $769,000 increase in other receivables in connection with accounts receivable on the operations of a hotel property acquired in November 2020 and two office properties acquired in October 2021 and a $799,000 increase in other prepaid expenses, resulting from the prepayment of property taxes on the aforementioned properties.

Deferred Tax Assets

At December 31, 2021 and 2020, our net deferred tax asset was zero, resulting from a full valuation allowance of $21.4 million and $21.2 million, respectively, on our gross deferred tax asset as we believed it was more likely than not that some or all of the deferred tax assets would not be realized. We will continue to evaluate our ability to realize the tax benefits associated with deferred tax assets by analyzing forecasted taxable income using both historical and projected future operating results, the reversal of existing temporary differences, taxable income in prior carry back years (if permitted) and the availability of tax planning strategies.

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

We terminated all of our interest rate swap positions associated with our prior financed CMBS portfolio in April 2020. At termination, we realized a loss of $11.8 million. At December 31, 2021 and 2020, we had a loss of $8.5 million and $10.4 million, respectively, recorded in accumulated other comprehensive (loss) income, which will be amortized into earnings over the remaining life of the debt. During the years ended December 31, 2021 and 2020, we recorded amortization expense, reported in interest expense on the consolidated statements of operations, of $1.9 million and $1.3 million, respectively.

(Back to Index)

(Back to Index)

At December 31, 2021 and 2020, we had an unrealized gain of $347,000 and $438,000, respectively, attributable to two terminated interest rate swaps, in accumulated other comprehensive (loss) income on the consolidated balance sheets, to be accreted into earnings over the remaining life of the debt. During years ended December 31, 2021 and 2020, we recorded accretion income, reported in interest expense on the consolidated statements of operations, of $91,000 and $92,000, respectively, to accrete the accumulated other comprehensive income on the terminated swap agreements.

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

The following tables present the effect of derivative instruments on our consolidated statements of operations for the years presented (in thousands):

	Derivatives
Year Ended December 31, 2021	Consolidated Statements of Operations Location	Realized and Unrealized Gain (Loss) (1)
Interest rate swap contracts, hedging	Interest expense	$(1,851)

	Derivatives
Year Ended December 31, 2020	Consolidated Statements of Operations Location	Realized and Unrealized Gain (Loss) (1)
Interest rate swap contracts	Other (expense) income	$(10)
Interest rate swap contracts, hedging	Interest expense	$(1,562)

(1)	Negative values indicate a decrease to the associated consolidated statements of operations line items.

Senior Secured Financing Facility, Term Warehouse Financing Facilities and Repurchase Agreements

Borrowings under our senior secured financing facility and term warehouse financing facilities are guaranteed by us or one or more of our subsidiaries. The following table sets forth certain information with respect to our senior secured financing and term warehouse financing facilities (dollars in thousands, except amounts in footnotes):

	December 31, 2021				December 31, 2020
	Outstanding Borrowings	Value of Collateral	Number of Positions as Collateral	Weighted Average Interest Rate	Outstanding Borrowings	Value of Collateral	Number of Positions as Collateral	Weighted Average Interest Rate
Senior Secured Financing Facility
Massachusetts Mutual Life Insurance Company (1)	$(3,432)	$170,791	9	5.75%	$29,314	$239,385	17	5.75%

CRE - Term Warehouse Financing Facilities (2)
JPMorgan Chase Bank, N.A. (3)	18,875	37,167	3	2.85%	12,258	20,000	1	2.66%
Morgan Stanley Mortgage Capital Holdings LLC (4)	47,896	64,860	3	2.03%	—	—	—	—%
Total	$63,339	$272,818			$41,572	$259,385

(1)	Includes $3.4 million and $4.0 million of deferred debt issuance costs at December 31, 2021 and 2020, respectively. There was no outstanding balance at December 31, 2021.
(2)	Outstanding borrowings includes accrued interest payable.
(3)

Includes $1.8 million and $1.3 million of deferred debt issuance costs at December 31, 2021 and 2020, respectively, which includes $356,000 and $678,000 of deferred debt issuance costs at December 31, 2020 from other term warehouse financing facilities with no balance.

(4)	Includes $2.2 million of deferred debt issuance costs at December 31, 2021.

We were in compliance with all covenants in the respective agreements at December 31, 2021 and 2020.

(Back to Index)

(Back to Index)

Senior Secured Financing Facility

On July 31, 2020, our indirect, wholly owned subsidiary (“Holdings”), along with its direct wholly owned subsidiary (the “Borrower”), entered into a $250.0 million Loan and Servicing Agreement (the “MassMutual Loan Agreement”) with Massachusetts Mutual Life Insurance Company (“MassMutual”) and the other lenders party thereto (the “Lenders”). The asset-based revolving loan facility (the “MassMutual Facility”) provided under the MassMutual Loan Agreement will be used to finance our core CRE lending business. The MassMutual Facility has an interest rate of 5.75% per annum payable monthly and matures on July 31, 2027. We paid a commitment fee as well as other reasonable closing costs. The loans under the MassMutual Facility are available for drawing during the first two years of the MassMutual Facility (the “Availability Period”). During the Availability Period, an unused commitment fee of 0.50% per annum (payable monthly) on unused commitments under the MassMutual Loan Agreement is payable for each day on which less than 75% of the total commitment is drawn.

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

In May 2021, the MassMutual Loan Agreement was amended pursuant to which (i) Mass Mutual consented to Borrower’s formation of certain subsidiaries to hold real estate and (ii) such subsidiaries agreed to entered into guaranty agreements in favor of the secured parties under the Mass Mutual Loan Agreement.

In connection with the MassMutual Loan Agreement, we entered into a Guaranty (the “MassMutual Guaranty”) among ourselves, Exantas Real Estate Funding 2018-RSO6 Investor, LLC (“RSO6”), Exantas Real Estate Funding 2019-RSO7 Investor, LLC (“RSO7”) and Exantas Real Estate Funding 2020-RSO8 Investor, LLC (“RSO8”), each our indirect, wholly owned subsidiary, in favor of the secured parties under the MassMutual Loan Agreement. As of December 31, 2021, RSO6 and RSO7 no longer exist. Pursuant to the MassMutual Guaranty, we fully guaranteed all payments and performance of Holdings and the Borrower under the MassMutual Loan Agreement. Additionally, RSO8 and us, and previously RSO6 and RSO7, made certain representations and warranties and agreed to not incur debt or liens, each subject to certain exceptions, and agreed to provide the Lenders with certain information.

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

In April 2018, an indirect wholly-owned subsidiary entered into a master repurchase agreement (the “Barclays Facility”) with Barclays to finance the origination of CRE loans. In connection with the Barclays Facility, we entered into a guaranty agreement (the “Barclays Guaranty”) pursuant to which we fully guaranteed all payments and performance under the Barclays Facility. As of December 31, 2021, there have been two amendments on the Barclays Facility, including the last amendment which extended the revolving period of the facility to October 2022 and modified the guaranty to limit financial covenants to be applicable when there are outstanding transactions. As of December 31, 2021, the Barclays Facility has a maximum facility amount of $250.0 million, charges interest of one-month LIBOR plus a spread between 2.00% and 2.50% and matures in October 2022.

In October 2018, an indirect wholly-owned subsidiary entered into a master repurchase agreement (the “JPMorgan Chase Facility”) with JPMorgan Chase to finance the origination of CRE loans. In connection with the JPMorgan Chase Facility, we entered into a guarantee agreement (the “JPMorgan Chase Guarantee”) pursuant to which we fully guaranteed all payments and performance under the JPMorgan Chase Facility. As of December 31, 2021, there have been three amendments on the JPMorgan Chase Facility. The JPMorgan Chase Facility has a maximum facility amount of $250.0 million, charges interest of one-month LIBOR plus a spread between 2.00% and 2.25% and matures in October 2024.

(Back to Index)

(Back to Index)

In November 2021, our indirect, wholly-owned subsidiary entered into a $250.0 million Master Repurchase and Securities Contract Agreement with Morgan Stanley, to be used to finance our commercial real estate lending business (the “Morgan Stanley Facility”). Each repurchase transaction will specify its own terms, such as identification of the assets subject to the transaction, sale price, repurchase price and rate. The financing provided by the Morgan Stanley Facility matures in November 2022, with two one-year automatic extensions unless notice of intent not to extend the facility is provided. We also have the right to request an extension for an additional one-year period after the second automatic extension to the extent it is utilized.

CMBS - Short-Term Repurchase Agreements

The COVID-19 pandemic produced material and previously unforeseeable liquidity shocks in credit markets causing significant declines in the pricing of our investment securities available-for-sale that were collateral for our CMBS short-term repurchase facilities. As a result, in March 2020, we received written notices from RBC Capital Markets, LLC, RBC (Barbados) Trading Bank Corporation and Deutsche Bank Securities Inc. alleging that events of default had occurred under our associated repurchase agreements as a result of not meeting certain margin calls. These notices were subsequently either withdrawn or rescinded. We had no outstanding balances on our CMBS - short-term repurchase agreements at December 31, 2021.

Securitizations

XAN 2018-RSO6

In June 2018, we closed XAN 2018-RSO6, a $514.2 million CRE securitization transaction that provided financing for transitional CRE loans. In September 2020, we executed the optional redemption of XAN 2018-RSO6, and all of the outstanding senior notes were paid off from the sales proceeds of certain of the securitization’s assets.

XAN 2019-RSO7

In April 2019, we closed XAN 2019-RSO7, a $687.2 million CRE securitization transaction that provided financing for transitional CRE loans. In May 2021, we exercised the optional redemption on XAN 2019-RSO7 in conjunction with the closing of ACR 2021-FL1 (see below).

XAN 2020-RSO8

In March 2020, we closed XAN 2020-RSO8, a $522.6 million CRE debt securitization transaction that provided financing for CRE loans. XAN 2020-RSO8 issued a total of $435.7 million of non-recourse, floating-rate notes at par, of which ACRES RF purchased 100% of the Class D and Class E notes. Our investments in the Class D and Class E notes were financed by CMBS short-term repurchase agreements and were sold in conjunction with the disposition of our CMBS portfolio in April 2020. Additionally, ACRES RF purchased 100% of the Class F and Class G notes and a subsidiary of ACRES RF purchased 100% of the outstanding preference shares. The notes purchased by ACRES RF are subordinated in right of payment to all other senior notes issued by XAN 2020-RSO8, but are senior in right of payment to the preference shares. The preference shares are subordinated in right of payment to all other securities issued by XAN 2020-RSO8. All of the notes issued mature in March 2035, although we have the right to call the notes beginning on the payment date in March 2022 and thereafter.

In June 2021, the benchmark rate on XAN 2020-RSO8’s senior notes, previously one-month LIBOR, was replaced with Compounded SOFR plus a benchmark adjustment.

(Back to Index)

(Back to Index)

XAN 2020-RSO9

In September 2020, we closed XAN 2020-RSO9, a $297.0 million CRE debt securitization transaction that provided financing for CRE loans. XAN 2020-RSO9 issued a total of $245.8 million of non-recourse, floating-rate notes at par. Additionally, ACRES RF retained 100% of the Class E and Class F notes and a subsidiary of ACRES RF retained 100% of the outstanding preference shares. The notes purchased by ACRES RF are subordinated in right of payment to all other senior notes issued by XAN 2020-RSO9, but are senior in right of payment to the preference shares. The preference shares are subordinated in right of payment to all other securities issued by XAN 2020-RSO9. All of the notes issued mature in April 2037, although we have the right to call the notes beginning on the earlier of the payment date in September 2022 and thereafter or the payment date on which the aggregate outstanding amount of the Class A notes has been reduced to zero.

In June 2021, the benchmark rate on XAN 2020-RSO9’s senior notes, previously one-month LIBOR, was replaced with Compounded SOFR plus a benchmark adjustment. In February 2022, we exercised the optional redemption of XAN 2020-RSO9, and all of the outstanding senior notes were paid off from the sales proceeds of certain of the securitization’s assets.

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

All of the notes issued mature in June 2036, although we have the right to call the notes beginning on the payment date in May 2023 and thereafter.

ACR 2021-FL2

In December 2021, we closed ACR 2021-FL2, a CRE debt securitization transaction that can finance up to $700.0 million of CRE loans. ACR 2021-FL2 includes a reinvestment period, which ends in December 2023, that allows it to acquire CRE loans for reinvestment into the securitization using uninvested principal proceeds. The reinvestment period includes a 180-day ramp-up acquisition period during which CRE loans for reinvestment into the securitization can be acquired using proceeds from the issuance of the securitization. ACR 2021-FL2 issued a total of $567.0 million of non-recourse, floating-rate notes to third parties at par. Additionally, ACRES RF retained 100% of the Class F and Class G notes and a subsidiary of ACRES RF retained 100% of the outstanding preference shares. The preference shares are subordinated in right of payment to all other securities issued by ACR 2021-FL2.

At closing, the senior notes issued to investors consisted of the following classes: (i) $385.0 million of Class A notes bearing interest at one-month LIBOR plus 1.40%; (ii) $30.6 million of Class A-S notes bearing interest at one-month LIBOR plus 1.75%; (iii) $38.5 million of Class B notes bearing interest at one-month LIBOR plus 2.25%; (iv) $47.3 million of Class C notes bearing interest at one-month LIBOR plus 2.65%; (v) $51.6 million of Class D notes bearing interest at one-month LIBOR plus 3.10%; and (vi) $14.0 million of Class E notes bearing interest at one-month LIBOR plus 4.00%.

All of the notes issued mature in January 2037, although we have the right to call the notes beginning on the payment date in December 2023 and thereafter.

(Back to Index)

(Back to Index)

At December 31, 2021, we retain equity in the following securitizations (in thousands, except amounts in footnotes):

	Closing Date	Maturity Date	Permitted Funded Companion Participation Acquisition Period End (1)	Reinvestment Period End (2)	Total Note Paydowns from Closing Date through December 31, 2021
XAN 2020-RSO8	March 2020	March 2035	March 2023	N/A	$293,368
XAN 2020-RSO9 (3)	September 2020	April 2037	N/A	N/A	$150,980
ACR 2021-FL1	May 2021	June 2036	N/A	May 2023	$—
ACR 2021-FL2 (4)	December 2021	January 2037	N/A	December 2023	$—

(1)

The permitted funded companion participation period is the period in which principal repayments can be utilized to purchase loans held outside of the respective securitization that represent the funded commitments of existing collateral in the respective securitization that were not funded as of the date the respective securitization was closed.

(2)

The reinvestment period is the period in which principal proceeds received may be used to acquire new CRE loans or the funded commitments of existing collateral for reinvestment into the securitization.

(3)

A designated principal reinvestment period is excluded from the terms of XAN 2020-RSO9’s indenture. XAN 2020-RSO9 includes a future advances reserve account of $7.4 million at December 31, 2021 to fund unfunded commitments, which is reported in restricted cash on the consolidated balance sheet.

(4)

Includes a 180-day ramp up acquisition period that allows the securitization to acquire CRE loans using unused proceeds of $98.9 million at December 31, 2021 from the issuance of the non-recourse floating-rate notes.

Corporate Debt

4.50% Convertible Senior Notes and 8.00% Convertible Senior Notes

We issued $100.0 million aggregate principal of our 8.00% convertible senior notes due 2020 (“8.00% Convertible Senior Notes”) and $143.8 million aggregate principal of our 4.50% Convertible Senior Notes in January 2015 and August 2017, respectively (together, the “Convertible Senior Notes”). In conjunction with the issuance of our 4.50% Convertible Senior Notes, we extinguished $78.8 million aggregate principal of our 8.00% Convertible Senior Notes. In January 2020, the remaining 8.00% Convertible Senior Notes were paid off upon maturity.

During the year ended December 31, 2021, we repurchased $55.7 million of our 4.50% Convertible Senior Notes, resulting in a charge to earnings of $1.5 million, comprising an extinguishment of debt charge of $1.2 million in connection with the acceleration of the market discount and interest expense of $304,000 in connection with the acceleration of deferred debt issuance costs. In February 2022, we repurchased $39.8 million of our 4.50% Convertible Senior Notes.

The following table summarizes the Convertible Senior Notes at December 31, 2021 (dollars in thousands, except the conversion prices and amounts in the footnotes):

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

(2)	During the years ended December 31, 2021 and 2020 the effective interest rate for the 4.50% Convertible Senior Notes was 7.43%.
(3)

Represents the number of shares of common stock per $1,000 principal amount of the 4.50% Convertible Senior Notes’ principal outstanding, subject to adjustment as provided in the Third Supplemental Indenture (the “4.50% Convertible Senior Notes Indenture”).

(4)

The conversion rate and conversion price of the 4.50% Convertible Senior Notes at December 31, 2021 are adjusted to reflect quarterly cash dividends in excess of a $0.30 dividend threshold, as defined in the 4.50% Convertible Senior Notes Indenture.

The 4.50% Convertible Senior Notes are convertible at the option of the holder at any time up until one business day before the maturity date and may be settled in cash, our common stock or a combination of cash and our common stock, at our election. The closing price of our common stock was $12.47 on December 31, 2021, which did not exceed the conversion price of our 4.50% Convertible Senior Notes at December 31, 2021.

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

(Back to Index)

(Back to Index)

There were no unamortized debt issuance costs associated with the junior subordinated debentures for RCT I and RCT II outstanding at December 31, 2021 and 2020. The interest rates for RCT I and RCT II, at December 31, 2021, were 4.17% and 4.08%, respectively. The interest rates for RCT I and RCT II, at December 31, 2020, were 4.19% and 4.16%, respectively.

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

The Indenture contains restrictive covenants that, among other things, require us to maintain certain financial ratios. The foregoing limitations are subject to exceptions as set forth in the Supplemental Indenture. At December 31, 2021, we were in compliance with these covenants. The Indenture provides for customary events of default that include, among other things (subject in certain cases to customary grace and cure periods): (i) non-payment of principal or interest, (ii) breach of certain covenants contained in the Indenture or the 5.75% Senior Unsecured Notes, (iii) an event of default or acceleration of certain other indebtedness of ours or a subsidiary in which we have invested at least $75 million in capital within the applicable grace period and (iv) certain events of bankruptcy or insolvency. Generally, if an event of default occurs (subject to certain exceptions), CTC or the holders of at least 25% in aggregate principal amount of the then outstanding 5.75% Senior Unsecured Notes may declare all of the notes to be due and payable.

12.00% Senior Unsecured Notes

On July 31, 2020, we entered into the Note and Warrant Purchase Agreement with Oaktree Capital Management, L.P. (“Oaktree”) and MassMutual pursuant to which we may issue to Oaktree and MassMutual from time to time up to $125.0 million aggregate principal amount of 12.00% Senior Unsecured Notes. The 12.00% Senior Unsecured Notes had an annual interest rate of 12.00%, payable up to 3.25% (at our election) as pay-in-kind interest and the remainder as cash interest. On July 31, 2020, we issued to Oaktree $42.0 million aggregate principal amount of the 12.00% Senior Unsecured Notes. In addition, on July 31, 2020, we issued to MassMutual $8.0 million aggregate principal amount of the 12.00% Senior Unsecured Notes. At any time and from time to time prior to January 31, 2022, we may elect to issue to Oaktree and MassMutual up to $75.0 million aggregate principal amount of additional 12.00% Senior Unsecured Notes.

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

In January 2022, we entered into an amendment of the Note and Warrant Purchase Agreement that extended the time to July 2022 that we may elect to issue to Oaktree and MassMutual up to $75.0 million of principal of additional notes. At any time and from time to time prior to July 31, 2022, we may elect to issue to Oaktree and MassMutual warrants to purchase an additional 699,992 shares of the common stock for a purchase price equal to the principal amount of the 12.00% Senior Unsecured Notes being issued. The warrants are immediately exercisable on issuance and expire seven years from the issuance date. The warrants can be exercised with cash or as a net exercise.

(Back to Index)

(Back to Index)

Stockholders’ Equity

Total stockholders’ equity at December 31, 2021 was $448.2 million and gave effect to $8.1 million of net unrealized losses on our terminated cash flow hedges, shown as a component of accumulated other comprehensive loss. Stockholders’ equity at December 31, 2020 was $334.4 million and gave effect to $10.0 million of unrealized gains on our terminated cash flow hedges shown as a component of accumulated other comprehensive loss. The increase in stockholders’ equity during the year ended December 31, 2021 was primarily attributable to proceeds of $110.4 million pertaining to the Series D Preferred Stock offering, net of offering costs of $4.6 million, as well as net proceeds of approximately $194,000 from the issuance of Series D Preferred Stock under the Preferred ATM Agreement with JonesTrading and an increase in retained earnings in connection with an increase in net income offset by common stock repurchases.

Balance Sheet - Book Value Reconciliation

The following table rolls forward our common stock book value for the three months and year ended December 31, 2021 (in thousands, except per share data and amounts in footnotes):

	Three Months Ended December 31, 2021		Year Ended December 31, 2021
	Total Amount	Per Share Amount	Total Amount	Per Share Amount
Common stock book value at beginning of period (1)(2)	$216,765	$22.68	$218,427	$20.57
Net income (loss) allocable to common shares (3)	7,302	0.79	18,036	1.94
Change in other comprehensive income on derivatives	467	0.05	1,851	0.20
Repurchase of common stock (4)	(3,676)	0.27	(18,401)	1.00
Impact to equity of share-based compensation	738	0.08	1,683	0.16
Total net increase	4,831	1.19	3,169	3.30
Common stock book value at end of period (1)(5)	$221,596	$23.87	$221,596	$23.87

(1)	Per share calculations and share amounts in the above table and the following tabular footnotes retrospectively reflect the three-for-one reverse stock split effective February 16, 2021.
(2)

Per share calculations exclude unvested restricted stock, as disclosed on the consolidated balance sheet, of 333,329, 333,329 and 11,610 shares at December 31, 2021, September 30, 2021 and December 31, 2020, respectively, and include warrants to purchase up to 466,661 shares of common stock at December 31, 2021, September 30, 2021 and December 31, 2020. The denominators for the calculation were 9,282,411, 9,556,940 and 10,617,340 at December 31, 2021, September 30, 2021, and December 31, 2020, respectively.

(3)

The per share amounts are calculated with the denominator referenced in footnote (2) at December 31, 2021. We calculated net income per common share-diluted of $0.76 and $1.85 using the weighted average diluted shares outstanding during the three and twelve months ended December 31, 2021, respectively.

(4)

Our Board authorized and approved the continued use of the share repurchase program to repurchase up to $20.0 million of the currently outstanding common stock through June 30, 2021 or until the authorized $20.0 million is fully deployed. We completed the share repurchase program in July 2021. In November 2021, our Board authorized and approved the continued use of our existing share repurchase program to repurchase up to $20.0 million of our outstanding common stock. We purchased 274,529 shares for $3.7 million through December 31, 2021.

(5)	We calculated common stock book value as total stockholders’ equity of $448.2 million less preferred stock equity of $226.6 million at December 31, 2021.

Management Agreement Equity

Our monthly base management fee, as defined in our Management Agreement, is equal to the greater of (i) 1/12th of the amount of our equity multiplied by 1.50% or (ii) $442,000 through July 31, 2022 and is calculated and paid monthly in arrears.

The following table summarizes the calculation of equity, as defined in the Management Agreement (in thousands):

Amount
At December 31, 2021:
Proceeds from capital stock issuances, net (1)	$1,330,411
Retained earnings, net (2)	(653,173)
Payments for repurchases of capital stock	(228,029)
Total	$449,209

(1)	Deducts underwriting discounts and commissions and other expenses and costs relating to such issuances.
(2)	Excludes non-cash equity compensation expense incurred to date.

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

The following table provides a reconciliation from GAAP net income (loss) allocable to common shares to Core Earnings allocable to common shares for the periods presented (dollars in thousands, except per share amounts and amounts in the footnotes):

	Years Ended December 31,
	2021	Per Share Data	2020	Per Share Data
Net income (loss) allocable to common shares - GAAP	$18,036	$1.85	$(208,063)	$(19.33)

Reconciling items from continuing operations:
Non-cash equity compensation expense	1,722	0.18	3,136	0.29
Non-cash (reversal of) provision for CRE credit losses	(21,262)	(2.18)	29,793	2.77
Realized loss on core activities (1)(2)	(6,988)	(0.72)	—	—
Unrealized (gain) loss on core activities (1)(3)	(878)	(0.09)	4,552	0.42
Real estate depreciation and amortization	2,860	0.29	169	0.02
Non-cash amortization of discounts or premiums associated with borrowings	6,937	0.71	3,039	0.28
Net income from non-core assets(4)(5)	(247)	(0.03)	(6)	—

Reconciling items from CRE assets:
Net interest income on legacy CRE assets	(637)	(0.06)	(675)	(0.06)
Fair value and other adjustments on legacy CRE assets	—	—	8,768	0.81
Core Earnings allocable to common shares	$(457)	$(0.05)	$(159,287)	$(14.80)

Weighted average common shares - diluted on Core Earnings allocable to common shares	9,736		10,763

Core Earnings per common share - diluted	$(0.05)		$(14.80)

(1)

In March 2021, the CMBS portfolio was sold for $3.0 million, representing a total realized loss of $5.2 million that was included in Core Earnings during the year ended December 31, 2021. Unrealized (gain) loss on core activities includes the unrealized gains and losses on the residual CMBS portfolio, which were previously excluded from Core Earnings.

(2)

In November 2021, one CRE loan was sold for proceeds, net of costs, of $7.6 million, representing a total realized loss of $1.7 million that was included in Core Earnings during the year ended December 31, 2021.

(3)

In November 2020, we received property through the receipt of the deed-in-lieu of foreclosure on one CRE whole loan. At the time of receipt, the property had an appraised value of $39.8 million, which was above our loan basis, resulting in a gain on conversion of $1.6 million.

(4)

Non-core assets are investments and securities owned by us at the initial measurement date in (i) commercial finance, (ii) middle market lending, (iii) residential mortgage lending, (iv) legacy CRE loans designated as held for sale and (v) other non-CRE assets included in assets held for sale.

(5)	Loss from discontinued operations, net of tax, reported during the year ended December 31, 2020 was reclassified into net income from non-core assets to conform to the 2021 presentation.

Core Earnings in accordance with the Management Agreement, which excludes incentive compensation payable, was $2.1 million, or $0.22 per common share outstanding, for the three months ended December 31, 2021. There was no incentive compensation payable for the three months ended December 31, 2021.

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

(Back to Index)

(Back to Index)

For the three months ended December 31, 2021, our Core Earnings, as defined in the Management Agreement, did not exceed the Incentive Compensation Hurdle.

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

During the year ended December 31, 2021, our principal sources of liquidity were: (i) gross proceeds of $862.2 million from our CRE - term warehouse financing facilities, (ii) proceeds of $326.8 million from CRE whole loan purchases by our managed CRE securitizations ACR 2021-FL1 and ACR 2021-FL2, (iii) net proceeds of $173.4 million from repayments on our CRE portfolio, (iv) net proceeds of $146.7 million from the issuance of the 5.75% Senior Unsecured Notes, (v) net proceeds of $110.6 million from the completion of the Series D Preferred Stock offering and issuances, (vi) net proceeds of $43.3 million at the close of ACR 2021-FL1, (vii) proceeds of $17.9 million from our CRE securitizations that used principal paydowns to purchase CRE loan future funding commitments, and (viii) combined proceeds of $15.4 million from the sale of a CRE whole loan, investment securities available-for-sale and fixed-rate CRE whole loans. These sources of liquidity were offset by our deployments in CRE whole loans and real estate investments, the partial repurchase and extinguishment of our 4.50% Convertible Senior Notes, the redemption of our 12.00% Senior Unsecured Notes, repurchases of common stock, distributions on our preferred stock and ongoing operating expenses and substantially resulted in the $35.5 million of unrestricted cash we held at December 31, 2021.

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

In January 2022, we entered into an amendment with Oaktree and MassMutual whereby we can issue up to $75.0 million of principal on 12.00% Senior Unsecured Notes through July 2022.

The outstanding balance of our loan to ACRES Capital Corp., the parent of our Manager, was $11.6 million and $11.9 million at December 31, 2021 and 2020, respectively. The note bears interest at 3.00% per annum, payable monthly, and matures in July 2026, subject to two one-year extensions, at ACRES Capital Corp.’s option, and amortizes at a rate of $25,000 per month.

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

2.

Term Warehouse Financing Facilities (CRE loans): Term warehouse financing facilities effectively allow us to borrow against loans that we own. Under these agreements, we transfer loans to a counterparty and agree to purchase the same loans from the counterparty at a price equal to the transfer price plus interest. The counterparty retains the sole discretion over both whether to purchase the loan from us and, subject to certain conditions, the collateral value of such loan for purposes of determining whether we are required to pay margin to the counterparty. Generally, if the lender determines (subject to certain conditions) that the value of the collateral in a repurchase transaction has decreased by more than a defined minimum amount, we would be required to repay any amounts borrowed in excess of the product of (i) the revised collateral or market value multiplied by (ii) the applicable advance rate. During the term of these agreements, we receive the principal and interest on the related loans and pay interest to the counterparty.

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

The issuances of ACR 2021-FL1 and ACR 2021-FL2 include 24-month reinvestment periods ending in May 2023 and December 2023, respectively, that allow us to reinvest CRE loan payoffs and paydowns into the securitizations upon the satisfaction of certain eligibility and reinvestment criteria along with rating agency approval. The reinvestment feature of the securitizations will allow us to extend the securitizations’ financing capability by increasing the useful lives of the senior notes through the reinvestment of loan proceeds into new loans. We are also able to acquire future funding participations of the collateral in the securitizations during the reinvestment period.

Additionally, ACR 2021-FL2 includes a 180-day ramp-up acquisition period during which unused proceeds at close can be used to acquire CRE loans that meet specified criteria for its portfolio. As of February 28, 2022, $180.7 million of the proceeds had been utilized to acquire additional loan collateral for the securitization.

We were in compliance with all of our covenants at December 31, 2021 in accordance with the terms provided in agreements with our lenders.

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

(Back to Index)

(Back to Index)

At December 31, 2021, we had a senior secured financing facility and term warehouse financing facilities as summarized below (in thousands, except amounts in footnotes):

	Execution Date	Maturity Date	Maximum Capacity	Facility Principal Outstanding	Availability
Senior Secured Financing Facility (1)
Massachusetts Mutual Life Insurance Company	July 2020	July 2027	$250,000	$—	$250,000
CRE - Term Warehouse Financing Facilities (2)
Barclays Bank PLC	April 2018	October 2022	$250,000	—	$250,000
JPMorgan Chase Bank, N.A.	October 2018	October 2024	$250,000	20,982	$229,018
Morgan Stanley Mortgage Capital Holdings LLC	November 2021	November 2024	$250,000	50,038	$199,962
Total				$71,020

(1)	Facility principal outstanding excludes deferred debt issuance costs of $3.4 million at December 31, 2021.
(2)	Facilities principal outstanding excludes accrued interest payable of $58,000 and deferred debt issuance costs and discounts of $4.3 million at December 31, 2021.

The following table summarizes the average principal outstanding on our senior secured financing facility and term warehouse financing facilities during the three months ended December 31, 2021 and 2020 and the principal outstanding on our senior secured financing facility, term warehouse financing facilities and short-term repurchase agreements at December 31, 2021 and 2020 (in thousands, except amounts in footnotes):

	Three Months Ended December 31, 2021	December 31, 2021	Three Months Ended December 31, 2020	December 31, 2020
	Average Principal Outstanding	Principal Outstanding (1)(2)	Average Principal Outstanding	Principal Outstanding (1)(2)
Financing Arrangement
Senior secured financing facility - CRE loans	$32,021	$—	$68,403	$33,360
Term warehouse financing facilities - CRE loans	397,744	71,020	3,228	13,500
Total	$429,765	$71,020	$71,631	$46,860

(1)

Excludes accrued interest payable on the senior secured financing facility collateralized by CRE loans of $26,000 and $75,000 and deferred debt issuance costs of $3.4 million and $4.0 million at December 31, 2021 and 2020, respectively.

(2)

Excludes accrued interest payable on term warehouse financing facilities collateralized by CRE loans of $58,000 and $16,000 and deferred debt issuance costs and discounts of $4.3 million and $1.3 million at December 31, 2021 and 2020, respectively.

The following table summarizes the maximum month-end principal outstanding on our senior secured financing facility, term warehouse financing facilities and short-term repurchase agreements during the periods presented (in thousands, except amount in footnotes):

	Maximum Month-End Principal Outstanding During the
	Years Ended December 31,
	2021	2020 (1)
Financing Arrangement (2)
Senior secured financing facility - CRE loans	$77,407	$128,495
Term warehouse financing facilities - CRE loans	$423,585	$598,635

(1)	Excludes the maximum month-end principal outstanding for short-term repurchase agreements of CMBS of $365.9 million. All financed CMBS were sold during the year ended December 31, 2020.
(2)	Increases in the maximum month-end outstanding principal balances for the periods presented resulted from the originations and acquisitions of CRE loans.

(Back to Index)

(Back to Index)

During the year ended December 31, 2020, our principal sources of liquidity were proceeds of: (i) proceeds of $128.5 million of financing sourced from our senior secured financing facility, (ii) net proceeds of $99.5 million from our CRE - term warehouse financing facilities, (iii) net proceeds of $89.1 million from repayments on our CRE loan portfolio, (iv) proceeds of $50.0 million from the issuance of the 12.00% Senior Unsecured Notes, (v) net proceeds of $47.3 million from the close of XAN 2020-RSO8 and XAN 2020-RSO9, (vi) net proceeds of $27.7 million from the sales of one CRE whole loan and one CRE asset held for sale, and (vii) proceeds of $21.4 million from our CRE securitizations that used principal paydowns to invest in CRE loan future funding commitments. These sources of liquidity, offset by the liquidation of XAN 2018-RSO6, paydowns on our CRE term warehouse facilities, elective paydowns on our senior secured financing facility, pay off of our 8.00% Convertible Senior Notes, margin calls received, net settlements on CMBS repurchase agreements, deployments in CRE debt investments, repurchases of common stock, distributions on our common and preferred stock and ongoing operating expenses, substantially resulted in the $29.4 million of unrestricted cash we held at December 31, 2020.

Historically, we financed the acquisition of our investments through CDOs and securitizations that essentially match the maturity and repricing dates of these financing vehicles with the maturities and repricing dates of our investments. In the past, we have derived substantial operating cash from our equity investments in our CDOs and securitizations, which will cease if the CDOs and securitizations fail to meet certain tests. Through December 31, 2021, we did not experience difficulty in maintaining our existing CDO and securitization financing and passed all of the critical tests required by these financings.

The following table sets forth the distributions received by us and coverage test summaries for our active securitizations at the periods presented (in thousands, except amounts in footnotes):

	Cash Distributions For the Year Ended		Overcollateralization Cushion (1)
Name	December 31, 2021	December 31, 2020	At December 31, 2021	At the Initial Measurement Date	Permitted Funded Companion Participation Acquisition Period End	Reinvestment Period End (2)
XAN 2020-RSO8 (3)	$13,830	$13,851	$67,041	$26,146	March 2023	N/A
XAN 2020-RSO9 (4)	$7,944	$1,469	$71,804	$11,887	N/A	N/A
ACR 2021-FL1 (3)	$17,727	$—	$6,758	$6,758	N/A	May 2023
ACR 2021-FL2 (3)(5)	$—	$—	$5,652	$5,652	N/A	December 2023

(1)	Overcollateralization cushion represents the amount by which the collateral held by the securitization issuer exceeds the minimum amount required.
(2)

The reinvestment period is the period in which principal proceeds received may be used to acquire new CRE loans or the funded commitments of existing collateral for reinvestment into the securitization.

(3)

The permitted funded companion participation period for XAN 2020-RSO8, ACR 2021-FL1 and ACR 2021-FL2 is the period in which principal repayments can be utilized to purchase loans held outside of the respective securitization that represent the funded commitments of existing collateral in the respective securitization that were not funded as of the date the respective securitization was closed. Additionally, the indenture for each securitization does not contain any interest coverage test provisions.

(4)

XAN 2020-RSO9 includes a future advances reserve account, which had a balance of $7.4 million at December 31, 2021, to fund commitments that were not funded as of the closing date. Additionally, the indenture does not contain any interest coverage test provisions.

(5)

Includes a 180-day ramp up acquisition period that allows the securitization to acquire CRE loans using unused proceeds of $98.9 million at December 31, 2021 from the issuance of the non-recourse floating-rate notes.

The following table sets forth the distributions made by and liquidation details for our liquidated securitizations for the periods presented (in thousands):

	Cash Distributions For the Year Ended		Liquidation Details
Name	December 31, 2021	December 31, 2020	Liquidation Date	Remaining Assets at the Liquidation Date (1)
XAN 2018-RSO6	$—	$6,748	September 2020	$201,327
XAN 2019-RSO7	$9,339	$22,126	May 2021	$391,168

(1)	The remaining assets at the liquidation date were distributed to us in exchange for our notes owned and preference shares in the respective securitization.

(Back to Index)

(Back to Index)

At February 28, 2022 our liquidity consisted of $77.4 million of unrestricted cash and cash equivalents, $65.2 million of unlevered financeable CRE loans and $75.0 million of availability under the Oaktree and MassMutual 12.00% Senior Unsecured Notes.

Our leverage ratio, defined as the ratio of borrowings to stockholders’ equity, may vary as a result of the various funding strategies we use. At December 31, 2021 and 2020, our leverage ratio under GAAP was 4.0 and 3.9 times, respectively. The leverage ratio increase through December 31, 2021 was primarily attributable to the increase in CRE debt securitization borrowings in connection with net loan production during the year and an increase in corporate borrowings in connection with the issuance of the 5.75% Senior Unsecured Notes, the proceeds of which were partially used to pay off the 12.00% Senior Unsecured Notes and partially repurchase the 4.50% Convertible Senior Notes. The impact to our leverage ratio from the increase in borrowings was offset by the issuance of the Series D Preferred Stock during the year ended December 31, 2021, which was the primary driver of a net increase in our stockholders’ equity of $113.8 million.

Net Operating Loss and Capital Loss Carryforwards

We generated approximately $47.7 million of net operating losses (“NOL”) during the tax year ended December 31, 2020.  This was reported on our tax return that was finalized and filed in October 2021. This amount can generally be carried forward to offset both ordinary taxable income and capital gains in future years. Additionally, we estimate that we will generate approximately $14.8 million of operating losses in 2021 and 2022. These amounts will offset taxable income in the year they occur, and any excess will be carried forward as additional NOL. The Tax Cuts and Jobs Act (“TCJA”) along with revisions made by the Coronavirus Aid, Relief, and Economic Security Act (“CARES”) reduced the deduction for NOLs to 80% of taxable income and granted an indefinite carryforward period.

In addition to NOLs, we generated approximately $136.9 million of net capital losses as of December 31, 2020. A net capital loss may be carried forward up to five years to offset future capital gains.

We also generate tax assets in our taxable REIT subsidiaries (“TRS”). These tax assets are analyzed and disclosed quarterly in our financial statements. As of December 31, 2020, our TRSs have approximately $39.9 million of pre-TCJA NOLs, some of which are set to expire beginning in 2044. The TRSs also have approximately $20.3 million of NOLs with an indefinite carryforward period and net capital losses of approximately $969,000.

We are exploring a range of assets and options in which to invest, including investments in commercial real estate equity, with the objective of creating capital gains to take advantage of all or a portion of our collective capital loss carryforwards.

Distributions

We did not pay distributions on our common shares during the year ended December 31, 2020 as we were focused on prudently retaining and managing sufficient excess liquidity in connection with the economic impact of the COVID-19 pandemic. As a result of losses during that year, we received significant NOL carryforwards, which are expected to grow in 2021 and 2022, and net capital loss carryforwards, as finalized in our 2020 tax return. Therefore, we did not pay, nor were we required to pay, distributions on our common shares during the year ended December 31, 2021.We intend to retain taxable income by utilizing our NOL carryforwards and expect to generate capital gains to use a portion of our net capital loss carryforwards, thereby growing book value and our investable equity base. As we continue to take steps necessary to stabilize our core earnings, our Board will establish a plan for the prudent resumption of the payment of common share distributions. No assurance, however, can be given as to the amounts or timing of future distributions as such distributions are subject to our earnings, financial condition, capital requirements and such other factors as our Board deems relevant.

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

(Back to Index)

(Back to Index)

Contractual Obligations and Commitments

	Contractual Commitments
	(dollars in thousands, except amounts in footnotes)
	Payments due by Period
	Total	Less than 1 year	1 - 3 years	3 - 5 years	More than 5 years
At December 31, 2021:
CRE securitizations	$1,479,412	$—	$—	$—	$1,479,412
Senior secured financing facility (1)	—	—	—	—	—
CRE - term warehouse financing facilities (2)	71,078	—	71,078	—	—
4.50% Convertible Senior Notes (3)	88,014	88,014	—	—	—
5.75% Senior Unsecured Notes (4)	150,000	—	—	150,000	—
Unsecured junior subordinated debentures (5)	51,548	—	—	—	51,548
Unfunded commitments on CRE loans (6)	157,554	15,955	141,599	—	—
Base management fees (7)	6,738	6,738	—	—	—
Total	$2,004,344	$110,707	$212,677	$150,000	$1,530,960

(1)	Contractual commitments exclude $26,000 of accrued interest payable at December 31, 2021 on our senior secured financing facility.
(2)	Contractual commitments include $58,000 of accrued interest payable at December 31, 2021 on our term warehouse financing facilities.
(3)

Contractual commitments exclude $3.1 million of interest expense payable through maturity, in August 2022, on our 4.50% Convertible Senior Notes, which incorporates the impact of the repurchase of $39.8 million of principal on the 4.50% Convertible Senior Notes in February 2022.

(4)	Contractual commitments exclude $43.1 million of interest expense payable through maturity, in August 2026, on our 5.75% Senior Unsecured Notes.
(5)	Contractual commitments exclude $22.8 million and $23.6 million of estimated interest expense payable through maturity, in June 2036 and October 2036, respectively, on our trust preferred securities.
(6)

Unfunded commitments on our originated CRE whole loans generally fall into two categories: (i) pre-approved capital improvement projects and (ii) new or additional construction costs subject, in each case, to the borrower meeting specified criteria. Upon completion of the improvements or construction, we would receive additional interest income on the advanced amount. At December 31, 2021, we had unfunded commitments on 67 CRE whole loans. At December 31, 2021, XAN 2020-RSO9 includes a future advances reserve account of $7.4 million to fund unfunded commitments.

(7)

Base management fees presented are based on an estimate of base management fees payable to our Manager over the next 12 months. Our Management Agreement also provides for an incentive compensation arrangement that is based on operating performance. The incentive compensation is not a fixed and determinable amount, and therefore it is not included in this table.

We expect to fully redeem the 4.50% Convertible Senior Notes in cash upon maturity on August 15, 2022. At February 28, 2022, the outstanding principal balance was $48.2 million.

Off-Balance Sheet Arrangements

General

At December 31, 2021, we did not maintain any relationships with unconsolidated entities or financial partnerships that were established for the purpose of facilitating off-balance sheet arrangements or contractually narrow or limited purposes, although we do have interests in unconsolidated entities not established for those purposes. Except as set forth below, at December 31, 2021, we had not guaranteed obligations of any unconsolidated entities or entered into any commitment or letter of intent to provide additional funding to any such entities.

Unfunded CRE Loan Commitments

In the ordinary course of business, we make commitments to borrowers whose loans are in our CRE loan portfolio to provide additional loan funding in the future. Disbursement of funds pursuant to these commitments is subject to the borrower meeting pre-specified criteria. These commitments are subject to the same underwriting requirements and ongoing portfolio maintenance as are the on-balance sheet financial investments that we hold. Since these commitments may expire without being drawn upon, the total commitment amount does not necessarily represent future cash requirements. Whole loans had $157.6 million and $67.2 million in unfunded loan commitments at December 31, 2021 and 2020, respectively. Preferred equity investments had $2.5 million in unfunded investment commitments at December 31, 2020. The preferred equity investments paid off during the year ended December 31, 2021. Unfunded commitments are not considered in the CECL reserve if they are unconditionally cancellable.

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

Allowance for Credit Losses

We maintain an allowance for credit loss on our loans held for investment. CRE loans that are held for investment are carried at cost, net of unamortized acquisition premiums or discounts, loan fees and origination costs as applicable. Effective January 1, 2020, we determine our allowance for credit losses, consistent with GAAP, by measuring CECL on the loan portfolio on a quarterly basis. We utilize a probability of default and loss given default methodology over a reasonable and supportable forecast period after which we revert to the historical mean loss ratio, utilizing a blended approach sourced from our own historical losses and the market losses from an engaged third party’s database, to be applied for the remaining estimable period. The CECL model requires us to make significant judgements, including: (i) the selection of a reasonable and supportable forecast period, (ii) the selection and weighting of appropriate macroeconomic forecast scenarios, (iii) projections for the amounts and timing of future fundings of committed balances and prepayments on CRE investments, (iv) the determination of the risk characteristics in which to pool financial assets, and (v) the appropriate historical loss data to use in the model. Unfunded commitments are not considered in the CECL reserve if they are unconditionally cancellable by us.

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

(Back to Index)

(Back to Index)

We record write-offs against the allowance for credit losses if we deem that all or a portion of a loan’s balance is uncollectible. If we receive cash in excess of some or all of the amounts we previously wrote off, we record a recovery to increase the allowance for credit losses.

As part of the evaluation of the loan portfolio, we assess the performance of each loan and assign a risk rating based on the collective evaluation of several factors, including but not limited to: collateral performance relative to underwritten plan, time since origination, current implied and/or re-underwritten LTV ratios, risk inherent in the loan structure and exit plan. Loans are rated “1” through “5,” from least risk to greatest risk, in connection with this review.

Prior to the implementation of CECL, we calculated our allowance for credit losses through the calculation of general and specific reserves. The general reserve, established for loans not determined to be impaired individually, was based on our loan risk ratings. We recorded a general reserve equal to 1.5% of the aggregate face values of loans with a risk rating of “3,” plus 5.0% of the aggregate face values of loans with a risk rating of “4.” Loans with a risk rating of “5” were individually measured for impairment to be included in a specific reserve on a quarterly basis.

Historically, we considered a loan to be impaired if at least one of two conditions exists. The first condition was if, based on our evaluation as part of the loan risk rating process, management believed that a loss event had occurred that made it probable that we would be unable to collect all amounts due according to the contractual terms of the loan agreement. The second condition was that the loan was deemed to be a TDR. These TDRs may not have had an associated specific credit loss allowance if the principal and interest amount was considered recoverable based on market conditions, appraisals of the underlying collateral, expected collateral performance and/or guarantees made by the borrowers.

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

Investment in Real Estate

We acquire investments in real estate through direct equity investments and as a result of our lending activities (i.e. through the receipt of the deed-in-lieu of foreclosure on a property). Acquired investments in real estate assets are recorded initially at fair value in accordance with U.S. GAAP. We allocate the purchase price of our acquired assets and assumed liabilities based on the relative fair values of the assets acquired and liabilities assumed.

We evaluate whether property obtained as a result of our lending activities should be identified as held for sale. If a property is determined to be held for sale, all of the acquired assets and assumed liabilities will be recorded in property held for sale on the consolidated balance sheet and recorded at the lower of cost or fair value. Once a property is classified as held for sale, depreciation expense is no longer recorded.

Investments in real estate are carried net of accumulated depreciation. We depreciate real property, building and tenant improvements and furniture, fixtures, and equipment using the straight-line method over the estimated useful lives of the assets. We amortize any acquired intangible assets using the straight-line method over the estimated useful lives of the intangible assets. We amortize the value allocated to lease right of use assets and related in-place lease liabilities, when determined to be operating leases, using the straight-line method over the remaining lease term. The value allocated to any associated above or below market lease intangible asset or liability is amortized to lease expense over the remaining lease term.

Ordinary repairs and maintenance are expensed as incurred. Costs related to the improvement of the real property are capitalized and depreciated over their useful lives.

We depreciate investments in real estate and amortize intangible assets over the estimated useful lives of the assets as follows:

Category	Term
Building	35 to 40 years
Building improvements	10 years
Tenant improvements	180 days to 3 years
FF&E	5 years
Right of use assets	66.3 years
Intangible assets	180 days to 16.5 years
Lease liabilities	66.3 years

(Back to Index)

(Back to Index)

Revenue Recognition

Interest income from our loan portfolio is recognized over the life of each loan using the effective interest method and is recorded on the accrual basis. Premiums and discounts are amortized or accreted into income using the effective yield method. If a loan with a premium or discount is prepaid, we immediately recognize the unamortized portion as a decrease or increase to interest income. In addition, we defer loan origination and extension fees and loan origination costs and recognize them over the life of the related loan with interest income using the straight-line method, which approximates the effective yield method. Income recognition is suspended for loans at the earlier of the date at which payments become 90 days past due or when, in our opinion, a full recovery of principal and income becomes doubtful. When the ultimate collectability of the principal is in doubt, all payments received are applied to principal under the cost recovery method. When the ultimate collectability of the principal is not in doubt, contractual interest is recorded as interest income when received, under the cash method, until an accrual is resumed when the loan becomes contractually current and performance is demonstrated to be resumed.

Through our investments in real estate, we earn revenue associated with rental operations and hotel operations, which are presented in real estate income on the consolidated statements of operations.

Rental operating revenue consists of fixed contractual base rent arising from tenant leases at our office properties under operating leases. Revenue is recognized on a straight-line basis over the non-cancelable terms of the related leases. For leases that have fixed and measurable rent escalations, the difference between such rental income earned and the cash rent due under the provisions of the lease is recorded in our consolidated balance sheet. We move to cash basis operating lease income recognition in the period in which collectability of all lease payments is no longer considered probable. At such time, any uncollectible receivable balance will be written off.

Hotel operating revenue consists of amounts derived from hotel operations, including room sales and other hotel revenues. We recognize hotel operating revenue when guest rooms are occupied, services have been provided or fees have been earned. Revenues are recorded net of any sales, occupancy or other taxes collected from customers on behalf of third parties. The following provides additional detail on room revenue and other operating revenue:

•

Room revenue is recognized when our hotel satisfies its performance obligation of providing a hotel room. The hotel reservation defines the terms of the agreement including an agreed-upon rate and length of stay. Payment is typically due and paid in full at the end of the stay with some customers prepaying for their rooms prior to the stay. Payments received from a customer prior to arrival are recorded as an advance deposit and are recognized as revenue at the time of occupancy.

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

At December 31, 2021, we determined that we are the primary beneficiary of seven VIEs that are consolidated.

Recent Accounting Pronouncements

Accounting Standards Adopted in 2021

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

(Back to Index)

(Back to Index)

In June 2021, XAN 2020-RSO8’s and XAN 2020-RSO9’s senior notes’ benchmark rate, one-month LIBOR, was replaced with the Compounded SOFR plus a benchmark adjustment. As each securitizations’ indentures included terms referencing a benchmark rate replacement, no amendments to the indentures were required. Additionally, in September 2021, January 2022 and February 2022, the term warehouse financing facilities with JPMorgan Chase, Morgan Stanley and Barclays, respectively, were amended to allow for the transition to alternative rates, including rates tied to SOFR, subject to benchmark transition events. We will apply the replacement of the benchmark rate prospectively by adjusting the effective interest rate. All of our underwritten loans contain terms that allow for a change to an alternative benchmark rate upon the discontinuation of LIBOR. During the year ended December 31, 2021, we originated our first CRE loan benchmarked to Term SOFR. For our remaining financial instruments utilizing LIBOR as a benchmark rate, the guidance is optional and may be elected over time, through December 31, 2022, as reference rate reform activities occur.

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

ITEM 7A.QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

At December 31, 2021, the primary components of our market risk were credit risk, counterparty risk, financing risk and interest rate risk, as described below. While we do not seek to avoid risk completely, we do seek to assume risk that can be quantified from historical experience, to actively manage that risk, to earn sufficient compensation to justify assuming that risk and to maintain capital levels consistent with the risk we undertake or to which we are exposed.

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

The coronavirus (“COVID-19”) pandemic has significantly impacted the CRE markets, historically causing reduced occupancy, requests from tenants for rent deferral or abatement, and delays in construction and development projects currently planned or underway. Our portfolio includes loans collateralized by multifamily, office, hotel, retail and other property types that have historically been negatively impacted by the pandemic. While restrictions on businesses put in place as a result of the COVID-19 pandemic have largely been removed, the discovery of virus variants and the changes of consumer habits and workplace arrangements may have a negative impact on the liquidity, financial condition and results of operations for our borrowers.

These negative conditions may return in the future and impair our borrowers’ ability to comply with the terms under our loan agreements. We maintain a robust asset management relationship with our borrowers and have utilized these relationships to address the potential impacts of the COVID-19 pandemic on our loans secured by properties experiencing cash flow pressure. While we believe the principal amounts of our loans are generally adequately protected by underlying collateral value, there is a risk that we will not realize the entire principal value of certain investments. In order to mitigate that risk, we have proactively engaged with our borrowers, particularly with those with near-term maturities, in order to maximize recovery.

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

Interest Rate Risk

Our business model is such that rising interest rates will increase our net income, while declining interest rates will decrease net income, subject to the impact of interest rate floors. As of December 31, 2021, 99.8% of our CRE loan portfolio by par value earned a floating rate of interest and may be financed with liabilities that both pay interest at floating rates and that are fixed. Floating-rate loans financed with fixed rate liabilities have a negative correlation with declining interest rates to the extent of our financing. The remaining approximate 0.2% of our CRE loan portfolio by par value earned a fixed rate of interest and may be financed with liabilities that pay interest at fixed rates. To the extent that interest rate floors on our floating-rate CRE loans are in the money, our net interest will have a negative correlation with rising interest rates to the extent of those interest rate floors. Our floating-rate loan portfolio of $1.9 billion has a weighted-average one-month LIBOR floor of 0.75% at December 31, 2021. Additionally, all interest rate floors on our CRE loan portfolio were in the money at December 31, 2021.

The following table estimates the hypothetical impact on our net interest income assuming an immediate increase or decrease of 100 basis points in the applicable interest rate benchmark (in thousands, except per share data):

	Year Ended December 31, 2021
	100 Basis Point Decrease (4)		100 Basis Point Increase
Net Assets Subject to Interest Rate Sensitivity (1)(2)(3)	Increase (Decrease) to Net Interest Income	Increase (Decrease) to Net Interest Income Per Share	Increase (Decrease) to Net Interest Income	Increase (Decrease) to Net Interest Income Per Share
$289,815	$1,600	$0.16	$(4,009)	$(0.41)
(1)	Includes our floating-rate CRE loans at December 31, 2021.
(2)	Includes amounts outstanding on our securitizations, CRE term warehouse financing facilities, senior secured financing facility and unsecured junior subordinated debentures.
(3)	Certain of our floating rate loans are subject to a benchmark rate floor.
(4)	Decrease in rates assumes the applicable benchmark rate does not fall below 0%.

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

(Back to Index)

(Back to Index)

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders

ACRES Commercial Realty Corp.

Opinion on the financial statements

We have audited the accompanying consolidated balance sheets of ACRES Commercial Realty Corp. (a Maryland corporation) and subsidiaries (the “Company”) as of December 31, 2021 and 2020, the related consolidated statements of operations, comprehensive income (loss), changes in equity, and cash flows for each of the three years in the period ended December 31, 2021, and the related notes and financial statement schedules included under Item 15(a) (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and 2020, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2021, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the Company’s internal control over financial reporting as of December 31, 2021, based on criteria established in the 2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”), and our report dated March 8, 2022 expressed an unqualified opinion.

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

Critical audit matters

The critical audit matters communicated below are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

Allowance for credit losses on loans

As described in Note 2 and Note 7 to the financial statements, and in accordance with Accounting Standard Codification (ASC) 326, Financial Instruments – Credit Losses, the Company utilizes a current expected credit loss approach to determine the allowance for credit losses. The Company measures expected credit losses on loans on a pooled basis based on shared risk characteristics. To estimate the allowance for credit losses on pooled loans, the Company utilizes a probability of default and loss given default methodology, which incorporates individual loan characteristics, historical loss experience and the selection and weighting of forecasted economic scenarios. We identified the allowance for credit losses as a critical audit matter.

The principal considerations for our determination that the allowance for credit losses is a critical audit matter are that management is required to make significant judgments in selecting and weighing appropriate macroeconomic forecast scenarios and in evaluating whether, for individual commercial real estate (CRE) loans, factors are present that require the adjustment of loan specific characteristics used in the allowance for credit losses. These conclusions require significant auditor judgment in obtaining sufficient and appropriate audit evidence related to these management determinations.

(Back to Index)

(Back to Index)

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

•

We assessed the reasonableness and appropriateness and weighting of the various economic scenarios selected by management by inspecting the underlying assumptions of the various scenarios and considering publicly available corroborative and contradictory evidence.

•

We inspected a selection of CRE loan files to test management’s processes for identifying individual CRE loans where property performance lagged behind underwritten plans and, for each such loan identified, evaluated whether factors were present that required adjustment to loan specific characteristics used in the allowance for credit losses.

•

For CRE loans which required an update to loan specific characteristics used in the allowance for credit losses, we assessed the reasonableness and appropriateness of loan-specific or collateral-specific characteristics, which involved the assistance of professionals with specialized skill and knowledge.

Estimation of fair value of assets received in satisfaction of CRE whole loan

As described further in Note 8 to the financial statements, in October 2021, the Company received the deed in lieu of foreclosure for an office property in full satisfaction of an outstanding $19.9 million CRE whole loan. The Company recorded the property at its estimated fair value, $17.6 million, upon receipt of the deed. The fair value was determined by the Company with the assistance of a third-party appraiser, which utilized an income approach that involved projections of expected cash flows and the application of certain subjective inputs including the discount rate and overall capitalization rate. The property is classified as an asset held for sale due to the plan to sell the property in 2022. We identified the fair value estimate of the office property as a critical audit matter.

The principal consideration for our determination that the fair value estimate of the office property is a critical audit matter is that management, with the assistance of a third-party appraiser, made significant judgments about the valuation methodology, cash flow projections and the discount rate and overall capitalization rate, which are subjective inputs into the fair value estimate of the office property.  Significant management judgments and estimates utilized to determine the fair value of the office property are subject to estimation uncertainty and require significant auditor subjectivity in evaluating the reasonableness of those judgments and estimates.

Our audit procedures related to the fair value estimate of the real estate investment acquired included the following, among others:

•

We tested the design and operating effectiveness of management’s review control over the estimation of the fair value of the assets acquired, which included the appropriateness of the valuation method, cash flow projections, discount rate and overall capitalization rate utilized by the third-party appraiser to determine the fair value of the office property.

•

We tested management’s process to evaluate the reasonableness and appropriateness of the valuation method, cash flow projections, discount rate and overall capitalization rate utilized by the appraiser, which involved the assistance of professionals with specialized skill and knowledge.

/s/ GRANT THORNTON LLP

We have served as the Company’s auditor since 2005.

Philadelphia, Pennsylvania

March 8, 2022

(Back to Index)

(Back to Index)

ACRES COMMERCIAL REALTY CORP. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share data)

	December 31,
	2021	2020
ASSETS (1)
Cash and cash equivalents	$35,500	$29,355
Restricted cash	248,431	38,386
Accrued interest receivable	6,112	7,372
CRE loans	1,882,551	1,541,992
Less: allowance for credit losses	(8,805)	(34,310)
CRE loans, net	1,873,746	1,507,682
Investment securities available-for-sale	—	2,080
Principal paydowns receivable	14,899	4,250
Loan receivable - related party	11,575	11,875
Investments in unconsolidated entities	1,548	1,548
Property held for sale	17,846	—
Investment in real estate	59,308	33,806
Right of use assets	5,951	5,592
Intangible assets	3,877	3,294
Other assets	5,482	8,783
Assets held for sale	—	61
Total assets	$2,284,275	$1,654,084
LIABILITIES (2)
Accounts payable and other liabilities	$7,025	$2,068
Management fee payable - related party	561	442
Accrued interest payable	5,937	6,036
Borrowings	1,814,424	1,304,727
Lease liabilities	3,537	3,107
Distributions payable	3,262	1,725
Accrued tax liability	1	57
Liabilities held for sale	1,333	1,540
Total liabilities	1,836,080	1,319,702
STOCKHOLDERS’ EQUITY
Preferred stock, par value $0.001: 10,000,000 shares authorized 8.625% Fixed-to-Floating Series C Cumulative Redeemable Preferred Stock, liquidation preference $25.00 per share; 4,800,000 and 4,800,000 shares issued and outstanding	5	5
Preferred stock, par value $0.001: 6,800,000 shares authorized 7.875% Series D Cumulative Redeemable Preferred Stock, liquidation preference $25.00 per share; 4,607,857 and 0 shares issued and outstanding	5	—
Common stock, par value $0.001: 41,666,666 and 125,000,000 shares authorized; 9,149,079 and 10,162,289 shares issued and outstanding (including 333,329 and 11,610 unvested restricted shares)	9	10
Additional paid-in capital	1,179,863	1,085,941
Accumulated other comprehensive loss	(8,127)	(9,978)
Distributions in excess of earnings	(723,560)	(741,596)
Total stockholders’ equity	448,195	334,382
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$2,284,275	$1,654,084

The accompanying notes are an integral part of these statements

(Back to Index)

(Back to Index)

ACRES COMMERCIAL REALTY CORP. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS - (Continued)

(in thousands, except share and per share data)

	December 31,
	2021	2020
(1) Assets of consolidated variable interest entities (“VIEs”) included in total assets above:
Restricted cash	$248,371	$38,353
Accrued interest receivable	3,826	5,398
CRE loans, pledged as collateral	1,601,482	1,231,184
Principal paydowns receivable	14,899	4,250
Other assets	36	114
Total assets of consolidated VIEs	$1,868,614	$1,279,299
(2) Liabilities of consolidated VIEs included in total liabilities above:
Accounts payable and other liabilities	$315	$136
Accrued interest payable	997	806
Borrowings	1,466,499	1,027,929
Total liabilities of consolidated VIEs	$1,467,811	$1,028,871

The accompanying notes are an integral part of these statements

(Back to Index)

(Back to Index)

ACRES COMMERCIAL REALTY CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except share and per share data)

	Years Ended December 31,
	2021	2020	2019
REVENUES
Interest income:
CRE loans	$100,774	$101,303	$118,060
Securities	161	6,717	26,190
Other	97	223	636
Total interest income	101,032	108,243	144,886
Interest expense	61,575	58,008	83,837
Net interest income	39,457	50,235	61,049
Real estate income	10,553	—	—
Other revenue	65	76	101
Total revenues	50,075	50,311	61,150
OPERATING EXPENSES
Management fees - related party	6,089	6,054	8,954
Equity compensation - related party	1,722	3,136	2,212
Real estate operating expense	10,601	298	—
General and administrative	11,602	14,335	10,392
Depreciation and amortization	94	49	47
(Reversal of) provision for credit losses, net	(21,262)	30,815	58
Total operating expenses	8,846	54,687	21,663
	41,229	(4,376)	39,487
OTHER INCOME (EXPENSE)
Net realized and unrealized gain (loss) on investment securities available-for-sale and loans and derivatives	878	(186,610)	4
Fair value adjustments on financial assets held for sale	—	(8,768)	(4,682)
Gain on conversion of real estate	—	1,570	—
Loss on extinguishment of debt	(9,006)	—	—
Other income	822	471	1,408
Total other expense	(7,306)	(193,337)	(3,270)
INCOME (LOSS) FROM CONTINUING OPERATIONS BEFORE TAXES	33,923	(197,713)	36,217
Income tax benefit	—	—	—
NET INCOME (LOSS) FROM CONTINUING OPERATIONS	33,923	(197,713)	36,217
NET LOSS FROM DISCONTINUED OPERATIONS, NET OF TAX	—	—	(251)
NET INCOME (LOSS)	33,923	(197,713)	35,966
Net income allocated to preferred shares	(15,887)	(10,350)	(10,350)
NET INCOME (LOSS) ALLOCABLE TO COMMON SHARES	$18,036	$(208,063)	$25,616
NET INCOME (LOSS) PER COMMON SHARE - BASIC:
CONTINUING OPERATIONS	$1.85	$(19.33)	$2.47
DISCONTINUED OPERATIONS	—	—	(0.02)
TOTAL NET INCOME (LOSS) PER COMMON SHARE - BASIC	$1.85	$(19.33)	$2.45
NET INCOME (LOSS) PER COMMON SHARE - DILUTED:
CONTINUING OPERATIONS	$1.85	$(19.33)	$2.45
DISCONTINUED OPERATIONS	—	—	(0.02)
TOTAL NET INCOME (LOSS) PER COMMON SHARE - DILUTED	$1.85	$(19.33)	$2.43
WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING - BASIC	9,736,268	10,763,261	10,476,704
WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING - DILUTED	9,763,217	10,763,261	10,556,785

The accompanying notes are an integral part of these statements

(Back to Index)

(Back to Index)

ACRES COMMERCIAL REALTY CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(in thousands)

	Years Ended December 31,
	2021	2020	2019
Net income (loss)	$33,923	$(197,713)	$35,966
Other comprehensive income (loss):
Reclassification adjustments for realized losses (gains) on investment securities available-for-sale included in net income (loss)	—	185,463	(4)
Unrealized (losses) gains on investment securities available-for-sale, net	—	(191,283)	9,444
Reclassification adjustments associated with net unrealized losses (gains) from interest rate swaps included in net income (loss)	1,851	1,254	(91)
Unrealized losses on derivatives, net	—	(7,233)	(4,471)
Total other comprehensive income (loss)	1,851	(11,799)	4,878
Comprehensive income (loss) before allocation to preferred shares	35,774	(209,512)	40,844
Net income allocated to preferred shares	(15,887)	(10,350)	(10,350)
Comprehensive income (loss) allocable to common shares	$19,887	$(219,862)	$30,494

The accompanying notes are an integral part of these statements

(Back to Index)

(Back to Index)

ACRES COMMERCIAL REALTY CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CHANGES IN EQUITY

FOR THE YEARS ENDED DECEMBER 31, 2021, 2020 AND 2019

(in thousands, except share and per share data)

	Common Stock
	Shares	Amount	Series C Preferred Stock	Series D Preferred Stock	Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings (Distributions in Excess of Earnings)	Total Stockholders’ Equity
Balance, January 1, 2019	10,552,499	$11	$5	$—	$1,082,698	$(3,057)	$(525,838)	$553,819
Stock-based compensation	79,077	—	—	—	152	—	—	152
Amortization of stock-based compensation	—	—	—	—	2,212	—	—	2,212
Forfeiture of unvested stock	(4,712)	—	—	—	—	—	—	—
Net income	—	—	—	—	—	—	35,966	35,966
Distributions and accrual of cumulative on preferred stock dividends	—	—	—	—	—	—	(10,350)	(10,350)
Securities available-for-sale without an allowance for credit losses, fair value adjustment, net	—	—	—	—	—	9,440	—	9,440
Designated derivatives, fair value adjustment	—	—	—	—	—	(4,562)	—	(4,562)
Distributions on common stock	—	—	—	—	—	—	(30,279)	(30,279)
Balance, December 31, 2019	10,626,864	$11	$5	$—	$1,085,062	$1,821	$(530,501)	$556,398

The accompanying notes are an integral part of these statements

(Back to Index)

(Back to Index)

ACRES COMMERCIAL REALTY CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CHANGES IN EQUITY

FOR THE YEARS ENDED DECEMBER 31, 2021, 2020 AND 2019 - (Continued)

(in thousands, except share and per share data)

	Common Stock
	Shares	Amount	Series C Preferred Stock	Series D Preferred Stock	Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings (Distributions in Excess of Earnings)	Total Stockholders’ Equity
Balance, December 31, 2019	10,626,864	$11	$5	$—	$1,085,062	$1,821	$(530,501)	$556,398
Cumulative effect of accounting change for adoption of credit loss guidance	—	—	—	—	—	—	(3,032)	(3,032)
Balance, January 1, 2020	10,626,864	11	5	—	1,085,062	1,821	(533,533)	553,366
Equity component of 12% Senior Unsecured Notes	—	—	—	—	3,108	—	—	3,108
Purchase and retirement of common stock	(535,485)	(1)	—	—	(5,364)	—	—	(5,365)
Stock-based compensation	80,906	—	—	—	(1)	—	—	(1)
Amortization of stock-based compensation	—	—	—	—	3,136	—	—	3,136
Forfeiture of unvested stock	(9,996)	—	—	—	—	—	—	—
Net loss	—	—	—	—	—	—	(197,713)	(197,713)
Distributions and accrual of cumulative on preferred stock dividends	—	—	—	—	—	—	(10,350)	(10,350)
Securities available-for-sale without an allowance for credit losses, fair value adjustment, net	—	—	—	—	—	(5,820)	—	(5,820)
Designated derivatives, fair value adjustment	—	—	—	—	—	(5,979)	—	(5,979)
Balance, December 31, 2020	10,162,289	$10	$5	$—	$1,085,941	$(9,978)	$(741,596)	$334,382

The accompanying notes are an integral part of these statements

(Back to Index)

(Back to Index)

ACRES COMMERCIAL REALTY CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CHANGES IN EQUITY

FOR THE YEARS ENDED DECEMBER 31, 2021, 2020 AND 2019 - (Continued)

(in thousands, except share and per share data)

	Common Stock
	Shares	Amount	Series C Preferred Stock	Series D Preferred Stock	Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings (Distributions in Excess of Earnings)	Total Stockholders’ Equity
Balance, January 1, 2021	10,162,289	$10	$5	$—	$1,085,941	$(9,978)	$(741,596)	$334,382
Proceeds from issuance of preferred stock	—	—	—	5	115,189	—	—	115,194
Offering costs	—	—	—	—	(4,589)	—	—	(4,589)
Purchase and retirement of common stock	(1,346,539)	(1)	—	—	(18,400)	—	—	(18,401)
Stock-based compensation	333,329	—	—	—	—	—	—	—
Amortization of stock-based compensation	—	—	—	—	1,722	—	—	1,722
Net income	—	—	—	—	—	—	33,923	33,923
Distributions and accrual of cumulative on preferred stock dividends	—	—	—	—	—	—	(15,887)	(15,887)
Amortization of terminated derivatives	—	—	—	—	—	1,851	—	1,851
Balance, December 31, 2021	9,149,079	$9	$5	$5	$1,179,863	$(8,127)	$(723,560)	$448,195

The accompanying notes are an integral part of these statements

(Back to Index)

(Back to Index)

ACRES COMMERCIAL REALTY CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Years Ended December 31,
	2021	2020	2019
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$33,923	$(197,713)	$35,966
Net loss from discontinued operations, net of tax	—	—	251
Net income (loss) from continuing operations	33,923	(197,713)	36,217
Adjustments to reconcile net income (loss) from continuing operations to net cash provided by continuing operating activities:
(Reversal of) provision for credit losses, net	(21,262)	30,815	58
Depreciation, amortization and accretion	13,988	6,524	3,399
Amortization of stock-based compensation	1,722	3,136	2,212
Sale of and principal payments on syndicated corporate loans held for sale	—	—	43
Loss on the extinguishment of debt	4,043	—	—
Net realized and unrealized (gain) loss on investment securities available-for-sale and loans and derivatives	(878)	186,545	(4)
Net gain on conversion to real estate	—	(1,794)	—
Fair value and other adjustments on asset held for sale	—	8,768	4,682
Changes in operating assets and liabilities:
Decrease (increase) in accrued interest receivable, net of purchased interest	1,347	(322)	353
Increase in interest receivable - related party	—	(39)	—
Increase (decrease) in management fee payable	119	(259)	(85)
Increase (decrease) in accounts payable and other liabilities	4,101	(559)	(4,160)
Decrease in lease liability	(39)	—	—
(Decrease) increase in accrued interest payable	(39)	1,536	185
Decrease (increase) in other assets	3,567	(4,828)	492
Net cash provided by continuing operating activities	40,592	31,810	43,392
Net cash used in discontinued operating activities	—	—	(59)
Net cash provided by operating activities	40,592	31,810	43,333
CASH FLOWS FROM INVESTING ACTIVITIES:
Origination and purchase of loans	(1,381,660)	(298,094)	(918,917)
Principal payments received on loans and leases	1,008,967	509,236	695,409
Investments in real estate	(28,924)	—	—
Proceeds from sale of loans or assets previously held for sale	7,915	27,745	—
Purchase of investment securities available-for-sale	—	(24,610)	(146,627)
Principal payments on investment securities available-for-sale	—	4,733	56,295
Proceeds from sale of investment securities available-for-sale	2,958	37,764	638
Purchase of furniture and fixtures	(61)	(5)	—
Investment in loan - related party	—	(12,000)	—
Principal payments received on loan - related party	300	125	—
Net cash (used in) provided by continuing investing activities	(390,505)	244,894	(313,202)
Net cash provided by discontinued investing activities	—	—	135
Net cash (used in) provided by investing activities	(390,505)	244,894	(313,067)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of preferred shares (net of offering costs of $4,589)	110,605	—	—
Repurchase of common stock	(18,401)	(5,365)	—

The accompanying notes are an integral part of these statements

(Back to Index)

(Back to Index)

ACRES COMMERCIAL REALTY CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS - (Continued)

(in thousands)

	Years Ended December 31,
	2021	2020	2019
CASH FLOWS FROM FINANCING ACTIVITIES - (Continued):
Proceeds from borrowings:
Securitizations	1,242,223	639,074	575,811
Senior secured financing facility	173,087	128,495	—
Warehouse financing facilities and repurchase agreements	862,681	288,555	913,865
Senior unsecured notes	150,000	50,000	—
Payments on borrowings:
Securitizations	(801,622)	(413,023)	(329,717)
Senior secured financing facility	(206,447)	(95,135)	—
Warehouse financing facilities and repurchase agreements	(805,119)	(827,684)	(847,334)
Convertible senior notes	(55,736)	(21,182)	—
Senior unsecured notes	(50,000)	—	—
Payment of debt issuance costs	(20,818)	(16,253)	(6,529)
Settlement of derivative instruments	—	(11,762)	—
Distributions paid on preferred stock	(14,350)	(10,350)	(10,350)
Distributions paid on common stock	—	(8,767)	(27,052)
Net cash provided by (used in) continuing financing activities	566,103	(303,397)	268,694
Net cash provided by discontinued financing activities	—	—	—
Net cash provided by (used in) financing activities	566,103	(303,397)	268,694
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS AND RESTRICTED CASH	216,190	(26,693)	(1,040)
CASH AND CASH EQUIVALENTS AND RESTRICTED CASH AT BEGINNING OF YEAR	67,741	94,434	95,474
CASH AND CASH EQUIVALENTS AND RESTRICTED CASH AT END OF YEAR	$283,931	$67,741	$94,434

The accompanying notes are an integral part of these statements

(Back to Index)

(Back to Index)

ACRES COMMERCIAL REALTY CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2021

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

Reverse Stock Split

Effective February 16, 2021, the Company completed a one-for-three reverse stock split of its outstanding common stock. The accompanying financial statements and notes to the financial statements give retroactive effect to the reverse stock split for all periods presented. In addition, the Company adopted articles of amendment to its charter, which provided that the par value of the Company’s common stock remained $0.001 immediately after effect was given for the reverse stock split. No fractional shares were issued in connection with the reverse stock split. Stockholders who otherwise held fractional shares of the Company’s common stock as a result of the reverse stock split received a cash payment in lieu of such fractional shares. In May 2021, the Company adopted articles of amendment to its charter to decrease its authorized shares of capital stock from 225,000,000 shares, consisting of 125,000,000 shares of common stock and 100,000,000 shares of preferred stock to 141,666,666 shares consisting of 41,666,666 shares of common stock and 100,000,000 shares of preferred stock.

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

DECEMBER 31, 2021

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

The coronavirus (“COVID-19”) pandemic continues to plague countries throughout the globe as virus variants have emerged, which, when recognized, led numerous countries, including the U.S., to declare national emergencies. Many countries responded to the initial outbreak beginning in late 2019 by instituting quarantines and restrictions on travel and limiting operations of non-essential offices and retail centers, which resulted in the closure or remote operation of non-essential businesses, increased rates of unemployment and market disruption in connection with the economic uncertainty. While the U.S. and certain countries around the world have eased restrictions and financial markets have stabilized to some degree in connection with the discovery and distribution of vaccines and other treatments, the pandemic, exacerbated by virus variants, continues to cause uncertainty on the U.S. and global economies, generally, and the CRE business in particular, which make estimates and assumptions as of December 31, 2021 inherently less certain than they would be absent the current and potential impacts of COVID-19, particularly the reinstatement of restrictions placed on businesses. The Company believes the estimates and assumptions underlying the consolidated financial statements are reasonable and supportable based on the information available at December 31, 2021. Actual results may ultimately differ from those estimates.

Cash and Cash Equivalents

Cash and cash equivalents include cash on hand and all highly liquid investments with original maturities of three months or less at the time of purchase. At December 31, 2021 and 2020, approximately $33.3 million and $27.3 million, respectively, of the reported cash balances exceeded the Federal Deposit Insurance Corporation and Securities Investor Protection Corporation deposit insurance limits of $250,000 per respective depository or brokerage institution. However, all of the Company’s cash deposits are held at multiple, established financial institutions, in multiple accounts associated with its parent and respective consolidated subsidiaries, to minimize credit risk exposure.

(Back to Index)

(Back to Index)

ACRES COMMERCIAL REALTY CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

DECEMBER 31, 2021

Restricted cash includes required account balance minimums as well as cash held for primarily for the Company’s CRE debt securitizations as well as cash held in the CRE debt securitizations and the syndicated corporate loan collateralized debt obligations (“CDOs”).

The following table provides a reconciliation of cash, cash equivalents and restricted cash on the consolidated balance sheets to the total amount shown on the consolidated statements of cash flows (in thousands):

	December 31,
	2021	2020
Cash and cash equivalents	$35,500	$29,355
Restricted cash	248,431	38,386
Total cash, cash equivalents and restricted cash shown on the Company’s consolidated statements of cash flows	$283,931	$67,741

Investment in Unconsolidated Entities

The Company’s non-controlling investments in unconsolidated entities are included in investments in unconsolidated entities on the consolidated balance sheets are accounted for under the cost method. Under the cost method, the Company records dividend income when declared to the extent it is not considered a return of capital, which is recorded as a reduction of the cost of the investment.

Investment Securities

The Company classified its investment securities portfolio as available-for-sale. The Company, from time to time, historically sold its investments due to changes in market conditions or in accordance with its investment strategy.

The Company historically reported its investment securities available-for-sale at fair value. To determine fair value, the Company used an independent third-party valuation firm utilizing data available in the market as well as appropriate prepayment, default and recovery rates. The Company evaluated the reasonableness of the valuation it received by using a dealer quote, bid, or internal model. If there was a material difference between the value indicated by the third-party valuation firm and the dealer quote, bid or internal model, the Company evaluated the difference, which could have resulted in an updated valuation from the third-party or a revised dealer quote. Based on a prioritization of inputs used in the valuation of each position, the Company categorized these investments as either Level 2 or Level 3 in the fair value hierarchy. Historically, any changes in fair value of the Company’s investment securities available-for-sale were recorded on the Company’s consolidated balance sheets as a component of accumulated other comprehensive income (loss) in stockholders’ equity.

On a quarterly basis, the Company evaluated available-for-sale securities with fair values below their amortized cost bases to determine the estimate of expected credit losses. Evidence of the need for an allowance for credit losses was based on consideration of several factors, including (i) if the Company intended to sell the security, (ii) if it was more likely than not that the Company would be required to sell the security before recovering its cost, or (iii) whether a portion of the unrealized loss was a result of credit losses or other market factors. A credit loss will have occurred if the present value of cash flows expected to be collected from the debt security is less than the amortized cost basis. If the Company intended to sell a debt security with a fair value below the amortized cost basis or it was more likely than not that it will be required to sell the security before recovery of its amortized cost basis less any current period credit loss, a write-off was recognized in earnings through a charge to the amortized cost of the security and equal to the entire difference between fair value and amortized cost. If a credit loss exists, but the Company did not intend nor was it more likely than not that it would be required to sell before recovery, the loss would be separated into (i) the estimated amount relating to the credit loss and (ii) the amount relating to all other factors. Only the estimated credit loss amount is recognized in earnings through an increase to the allowance for credit losses, with the remainder of the loss recognized in other comprehensive income. If the Company used a discounted cash flow approach to estimate expected credit losses, changes in the present value attributable to the passage of time were recorded in the provision for credit losses. Estimating cash flows and determining whether there were credit losses required management to exercise judgment and to make significant assumptions, including, but not limited to, assumptions regarding estimated prepayments, loss assumptions and assumptions regarding changes in interest rates. As a result, actual losses, and the timing of income recognized on these securities, could have differed from reported amounts.

Historically, investment security transactions were recorded on the trade date. Realized gains and losses on investment securities were determined on the specific identification method.

(Back to Index)

(Back to Index)

ACRES COMMERCIAL REALTY CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

DECEMBER 31, 2021

Investment Security Interest Income Recognition

Historically, interest income on the Company’s mortgage-backed securities (“MBS”) was accrued using the effective yield method based on the actual coupon rate and the outstanding principal amount of the underlying mortgages or other assets. Premiums and discounts were amortized or accreted into interest income over the expected lives of the securities also using the effective yield method, adjusted for the effects of estimated prepayments. For an investment purchased at par, the effective yield was the contractual interest rate on the investment. If the investment was purchased at a discount or at a premium, the effective yield was computed based on the contractual interest rate increased for the accretion of a purchase discount or decreased for the amortization of a purchase premium. The effective yield method required the Company to make estimates of future prepayment rates for its investments that could be contractually prepaid before the contractual maturity date so that the purchase discount could be accreted, or the purchase premium could be amortized, over the estimated remaining life of the investment. The prepayment estimates that the Company used directly impacted the estimated remaining lives of its investments. Actual prepayment estimates were reviewed at each quarter end or more frequently if the Company became aware of any material information that would lead it to believe that an adjustment was necessary. For MBS that was not of high credit quality or that could be prepaid in such a way that the Company would not recover substantially all of its initial investment, changes in the original or most recent cash flow projections may have resulted in a prospective change in interest income recognized. For MBS that was of high credit quality, changes in the original or most recent cash flow projections may have resulted in an immediate cumulative adjustment in interest income recognized.

The Company recorded interest receivable on its available-for-sale debt securities in accrued interest receivable on its consolidated balance sheet. The Company analyzed the interest receivable balances on a timely basis, or at least quarterly, to determine if they were uncollectible. If an interest receivable balance was deemed uncollectible, then the Company wrote off the balance of the interest receivable through a reversal of interest income.

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

DECEMBER 31, 2021

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

Preferred Equity Investment

Historically, the Company invested in preferred equity investments. Preferred equity investments, which are subordinate to any loans but senior to common equity, depending on the investment’s characteristics, could be accounted for as real estate, joint ventures or as mortgage loans. The Company’s preferred equity investments were accounted for as CRE loans held for investment, were carried at cost, net of unamortized loan fees and origination costs, and were included within CRE loans on the Company’s consolidated balance sheets. The Company accreted or amortized any discounts or premiums over the life of the related loan utilizing the effective interest method. Interest and fees were recognized as income subject to recoverability, which was substantiated by obtaining annual appraisals on the underlying property.

Allowance for Credit Losses

The Company maintains an allowance for credit loss on its loans held for investment. Effective January 1, 2020, the Company determines its allowance for credit losses by measuring the current expected credit losses (“CECL”) on the loan portfolio on a quarterly basis. The Company utilizes a probability of default and loss given default methodology together with collateral-specific data for each loan over a reasonable and supportable forecast period after which it reverts to its historical mean loss ratio, utilizing a blended approach sourced from its own historical losses and the market losses from an engaged third party’s database, to be applied for the remaining estimable period. The CECL model requires the Company to make significant judgements, including: (i) the selection of a reasonable and supportable forecast period, (ii) the selection and weighting of appropriate macroeconomic forecast scenarios, (iii) projections for the amounts and timing of future fundings of committed balances and prepayments on CRE investments, (iv) the determination of the risk characteristics in which to pool financial assets, and (v) the appropriate historical loss data to use in the model. Unfunded commitments are not considered in the CECL reserve if they are unconditionally cancellable by the Company.

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

DECEMBER 31, 2021

The Company records write-offs against the allowance for credit losses if it deems that all or a portion of a loan’s balance is uncollectible. If the Company receives cash in excess of some or all of the amounts it previously wrote off, it records the recovery by increasing the allowance for credit losses.

As part of the evaluation of the loan portfolio, the Company assesses the performance of each loan and assigns a risk rating based on the collective evaluation of several factors, including but not limited to: collateral performance relative to underwritten plan, time since origination, current implied and/or re-underwritten LTV ratios, risk inherent in the loan structure and exit plan. Loans are rated “1” through “5,” from the least risk to the greatest risk, in connection with this review.

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

Operating Revenue at Properties

Through its investments in real estate, the Company earns revenue associated with rental operations and hotel operations, which are presented in real estate income on the consolidated statements of operations.

The Company’s rental operating revenue consists of fixed contractual base rent arising from tenant leases at the Company’s office properties under operating leases. Revenue is recognized on a straight-line basis over the non-cancelable terms of the related leases. For leases that have fixed and measurable rent escalations, the difference between such rental income earned and the cash rent due under the provisions of the lease is recorded in the Company’s consolidated balance sheet. The Company moves to cash basis operating lease income recognition in the period in which collectability of all lease payments is no longer considered probable. At such time, any uncollectible receivable balance will be written off.

Hotel operating revenue consists of amounts derived from hotel operations, including room sales and other hotel revenues. The Company recognizes hotel operating revenue when guest rooms are occupied, services have been provided or fees have been earned. Revenues are recorded net of any sales, occupancy or other taxes collected from customers on behalf of third parties. The following provides additional detail on room revenue and other operating revenue:

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

(Back to Index)

(Back to Index)

ACRES COMMERCIAL REALTY CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

DECEMBER 31, 2021

Investment in Real Estate

The Company acquires investments in real estate through direct equity investments and as a result of its lending activities (i.e. through the receipt of the deed-in-lieu of foreclosure on a property). Acquired investments in real estate assets are recorded initially at fair value in accordance with U.S. GAAP. The Company allocates the purchase price of its acquired assets and assumed liabilities based on the relative fair values of the assets acquired and liabilities assumed. The Company accounts for leases that it acquires as operating leases.

The Company evaluates whether property obtained as a result of its lending activities should be identified as held for sale. If a property is determined to be held for sale, all of the acquired assets and assumed liabilities will be recorded in property held for sale on the consolidation balance sheet and recorded at the lower of cost or fair value, see the “Assets and Liabilities Held for Sale” section below. Once a property is classified as held for sale, depreciation expense is no longer recorded.

Investments in real estate are carried net of accumulated depreciation. The Company depreciates real property, building and tenant improvements and furniture, fixtures, and equipment using the straight-line method over the estimated useful lives of the assets. The Company amortizes any acquired intangible assets using the straight-line method over the estimated useful lives of the intangible assets. The Company amortizes the value allocated to lease right of use assets and related in-place lease liabilities, when determined to be operating leases, using the straight-line method over the remaining lease term. The value allocated to any associated above or below market lease intangible asset or liability is amortized to lease expense over the remaining lease term.

Ordinary repairs and maintenance are expensed as incurred. Costs related to the improvement of the real property are capitalized and depreciated over their useful lives.

The Company depreciates investments in real estate and amortizes intangible assets over the estimated useful lives of the assets as follows:

Category	Term
Building	35 to 40 years
Building improvements	10 years
Tenant improvements	180 days to 3 years
FF&E	5 years
Right of use assets	66.3 years
Intangible assets	180 days to 16.5 years
Lease liabilities	66.3 years

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

DECEMBER 31, 2021

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

Comprehensive Income (Loss)

Comprehensive income (loss) for the Company includes net income and the change in net unrealized gains (losses) on available-for-sale securities and derivative instruments that were used to hedge exposure to interest rate fluctuations.

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

(Back to Index)

(Back to Index)

ACRES COMMERCIAL REALTY CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

DECEMBER 31, 2021

The Company established a full valuation allowance against its net deferred tax asset that was tax effected at $21.4 million and $21.2 million, at December 31, 2021 and 2020, respectively, as the Company believed it was more likely than not that all of the deferred tax assets would not be realized. This assessment was based on the Company’s cumulative historical losses and uncertainties as to the amount of taxable income that would be generated in future years in its TRSs.

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

Stock Based Compensation

Issuances of restricted stock and options are initially measured at fair value on the grant date and expensed monthly on a straight-line basis over the service period to equity compensation expense on the consolidated statements of operations, with a corresponding entry to additional paid-in capital on the consolidated balance sheets. In accordance with GAAP, the fair value of all unvested issuances of restricted stock and options is not remeasured after the initial grant date.

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

Recent Accounting Standards

Accounting Standards Adopted in 2021

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

(Back to Index)

(Back to Index)

ACRES COMMERCIAL REALTY CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

DECEMBER 31, 2021

In June 2021, Exantas Capital Corp. 2020-RSO8, Ltd.’s (“XAN 2020-RSO8”) and Exantas Capital Corp. 2020-RSO9, Ltd.’s (“XAN 2020-RSO9”) senior notes’ benchmark rate, one-month LIBOR, was replaced with the compounded Secured Overnight Financing Rate (“SOFR”) plus a benchmark adjustment. As each securitizations’ indentures included terms referencing a benchmark rate replacement, no amendments to the indentures were required. Additionally, in September 2021, January 2022 and February 2022, the term warehouse financing facilities with JPMorgan Chase Bank, N.A. (“JPMorgan Chase”), Morgan Stanley Mortgage Capital Holdings LLC (“Morgan Stanley”) and Barclays Bank PLC (“Barclays”), respectively, were amended to allow for the transition to alternative rates, including rates tied to SOFR, subject to benchmark transition events. The Company will apply the replacement of the benchmark rate prospectively by adjusting the effective interest rate. All of the Company’s underwritten loans contain terms that allow for a change to an alternative benchmark rate upon the discontinuation of LIBOR. During the year ended December 31, 2021, the Company originated its first CRE loan benchmarked to the Term Secured Overnight Finance Rate. For the Company’s remaining financial instruments utilizing LIBOR as a benchmark rate, the guidance is optional and may be elected over time, through December 31, 2022, as reference rate reform activities occur.

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

Reclassifications

Certain reclassifications have been made to the 2020 and 2019 consolidated financial statements, including the consolidated statement of cash flows, to conform to the 2021 presentation. These reclassifications had no effect on net income (loss) reported nor the total change in cash flows for each type of cash flow activity on the consolidated statement of cash flows.

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

Consolidated VIEs (the Company is the primary beneficiary)

Based on management’s analysis, the Company was the primary beneficiary of seven and six VIEs at December 31, 2021 and 2020, respectively (collectively, the “Consolidated VIEs”).

The Consolidated VIEs are CRE securitizations and CDOs that were formed on behalf of the Company to invest in real estate-related securities, commercial mortgage-backed securities (“CMBS”), syndicated corporate loans, corporate bonds and ABS, and were financed by the issuance of debt securities. By financing these assets with long-term borrowings through the issuance of debt securities, the Company seeks to generate attractive risk-adjusted equity returns and to match the term of its assets and liabilities. The primary beneficiary determination for each of these VIEs was made at each VIE’s inception and is continually assessed.

The Company has exposure to losses on its securitizations to the extent of its investments in the subordinated debt and preferred equity of each securitization. The Company is entitled to receive payments of principal and interest on the debt securities it holds and, to the extent revenues exceed debt service requirements and other expenses of the securitizations, distributions with respect to its preferred equity interests. As a result of consolidation, the debt and equity interests the Company holds in these securitizations have been eliminated, and the Company’s consolidated balance sheets reflect the assets held, debt issued by the securitizations to third parties and any accrued payables to third parties. The Company’s operating results and cash flows include the gross amounts related to the securitizations’ assets and liabilities as opposed to the Company’s net economic interests in the securitizations. Assets and liabilities related to the securitizations are disclosed, in the aggregate, on the Company’s consolidated balance sheets. For a discussion of the debt issued through the securitizations see Note 12.

(Back to Index)

(Back to Index)

ACRES COMMERCIAL REALTY CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

DECEMBER 31, 2021

Creditors of the Company’s Consolidated VIEs have no recourse to the general credit of the Company, nor to each other. During the years ended December 31, 2021, 2020 and 2019, the Company did not provide any financial support to any of its VIEs nor does it have any requirement to do so, although it may choose to do so in the future to maximize future cash flows on such investments by the Company. There are no explicit arrangements that obligate the Company to provide financial support to any of its Consolidated VIEs.

The following table shows the classification and carrying values of assets and liabilities of the Company’s Consolidated VIEs at December 31, 2021 (in thousands):

	CRE Securitizations	Other	Total
ASSETS
Restricted cash	$247,966	$405	$248,371
Accrued interest receivable	3,826	—	3,826
CRE loans, pledged as collateral (1)	1,601,482	—	1,601,482
Principal paydowns receivable	14,899	—	14,899
Other assets	36	—	36
Total assets (2)	$1,868,209	$405	$1,868,614

LIABILITIES
Accounts payable and other liabilities	$315	$—	$315
Accrued interest payable	997	—	997
Borrowings	1,466,499	—	1,466,499
Total liabilities	$1,467,811	$—	$1,467,811

(1)	Excludes allowance for credit losses.
(2)	Assets of each of the Consolidated VIEs may only be used to settle the obligations of each respective VIE.

Unconsolidated VIEs (the Company is not the primary beneficiary, but has a variable interest)

Based on management’s analysis, the Company is not the primary beneficiary of the VIEs discussed below since it does not have both (i) the power to direct the activities that most significantly impact the VIE’s economic performance and (ii) the obligation to absorb the losses of the VIE or the right to receive the benefits from the VIE, which could be significant to the VIE. Accordingly, the following VIEs are not consolidated in the Company’s financial statements at December 31, 2021. The Company continuously reassesses whether it is deemed to be the primary beneficiary of its unconsolidated VIEs. The Company’s maximum exposure to risk for each of these unconsolidated VIEs is set forth in the “Maximum Exposure to Loss” column in the table below.

Unsecured Junior Subordinated Debentures

The Company has a 100% interest in the common shares of Resource Capital Trust I (“RCT I”) and RCC Trust II (“RCT II”), respectively, with a value of $1.5 million in the aggregate, or 3.0% of each trust, at December 31, 2021. RCT I and RCT II were formed for the purposes of providing debt financing to the Company. The Company completed a qualitative analysis to determine whether it is the primary beneficiary of each of the trusts and determined that it was not the primary beneficiary of either trust because it does not have the power to direct the activities most significant to the trusts, which include the collection of principal and interest through servicing rights. Accordingly, neither trust is consolidated into the Company’s consolidated financial statements.

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

(Back to Index)

(Back to Index)

ACRES COMMERCIAL REALTY CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

DECEMBER 31, 2021

The following table shows the classification, carrying value and maximum exposure to loss with respect to the Company’s unconsolidated VIEs at December 31, 2021 (in thousands):

	Unsecured Junior Subordinated Debentures	Maximum Exposure to Loss
ASSETS
Accrued interest receivable	$6	$—
Investments in unconsolidated entities	1,548	$1,548
Total assets	1,554

LIABILITIES
Accrued interest payable	184	N/A
Borrowings	51,548	N/A
Total liabilities	51,732	N/A
Net (liability) asset	$(50,178)	N/A

At December 31, 2021, there were no explicit arrangements or implicit variable interests that could require the Company to provide financial support to any of its unconsolidated VIEs.

NOTE 4 - SUPPLEMENTAL CASH FLOW INFORMATION

The following table summarizes the Company’s supplemental disclosure of cash flow information (in thousands):

	Years Ended December 31,
	2021	2020	2019
Supplemental cash flows:
Interest expense paid in cash	$42,345	$44,677	$73,963
Income taxes paid in cash	$—	$—	$—
Non-cash continuing operating activities include the following:
Acquisition of below-market lease intangible related to the receipt of deed in lieu of foreclosure	$—	$(2,490)	$—
Acquisition of right of use asset related to the receipt of deed in lieu of foreclosure	$—	$(3,113)	$—
Assumption of operating lease related to the receipt of deed in lieu of foreclosure	$—	$3,113	$—
Acquisition of other right of use assets	$(479)	$—	$—
Assumption of other operating lease liabilities	$479	$—	$—
Non-cash continuing investing activities include the following:
Investment in property held for sale related to the receipt of deed in lieu of foreclosure	$(17,600)	$—	$—
Proceeds from the relinquishment of investment securities available-for-sale	$—	$369,873	$—
Proceeds from the receipt of deed in lieu of foreclosure on loan	$17,600	$39,750	$—
Investment in real estate assets related to the receipt of deed in lieu of foreclosure	$—	$(33,924)	$—
Investment in intangible assets related to the receipt of deed in lieu of foreclosure	$—	$(3,336)	$—
Non-cash continuing financing activities include the following:
Repayment of repurchase agreements from the relinquishment of investment securities available-for-sale	$—	$(369,873)	$—
Distributions on common stock accrued but not paid	$—	$—	$8,767
Distributions on preferred stock accrued but not paid	$3,262	$1,725	$1,725

(Back to Index)

(Back to Index)

ACRES COMMERCIAL REALTY CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

DECEMBER 31, 2021

NOTE 5 - RESTRICTED CASH

The following table summarizes the Company’s restricted cash (in thousands):

	December 31,
	2021	2020
Restricted cash:
Cash held by consolidated CRE securitizations, CDOs and CLOs	$248,071	$38,353
Restricted cash pledged with minimum reserve balance requirements	360	33
Total	$248,431	$38,386

NOTE 6 - LOANS

The following is a summary of the Company’s loans (dollars in thousands, except amounts in footnotes):

Description	Quantity	Principal	Unamortized (Discount) Premium, net (1)	Amortized Cost	Allowance for Credit Losses	Carrying Value	Contractual Interest Rates (2)	Maturity Dates (3)(4)
At December 31, 2021:
CRE loans held for investment:
Whole loans (5)(6)	93	$1,891,795	$(13,944)	$1,877,851	$(8,550)	$1,869,301	1M BR plus 2.70% to 1M BR plus 8.50%	January 2022 to September 2025
Mezzanine loan (5)	1	4,700	—	4,700	(255)	4,445	10.00%	June 2028
Total CRE loans held for investment		$1,896,495	$(13,944)	$1,882,551	$(8,805)	$1,873,746

At December 31, 2020:
CRE loans held for investment:
Whole loans (5)(6)	95	$1,515,722	$(6,144)	$1,509,578	$(32,283)	$1,477,295	1M BR plus 2.70% to 1M BR plus 9.00%	January 2021 to January 2024
Mezzanine loan (5)	1	4,700	—	4,700	(301)	4,399	10.00%	June 2028
Preferred equity investments (7)	2	27,650	64	27,714	(1,726)	25,988	11.00% to 11.50%	June 2022 to April 2023
Total CRE loans held for investment		$1,548,072	$(6,080)	$1,541,992	$(34,310)	$1,507,682

(1)

Amounts include unamortized loan origination fees of $13.6 million and $5.7 million and deferred amendment fees of $307,000 and $495,000 at December 31, 2021 and 2020, respectively. Additionally, the amounts include unamortized loan acquisition costs of $7,300 and $118,000 at December 31, 2021 and 2020, respectively.

(2)

The Company’s whole loan portfolio of $1.9 billion and $1.5 billion had a weighted-average one-month benchmark rate (“BR”) floor of 0.75% and 1.88% at December 31, 2021 and 2020, respectively. Benchmark rates comprise one-month LIBOR or one-month Term SOFR. At December 31, 2021, all but one of the Company’s floating-rate whole loans had one-month benchmark floors. At December 31, 2020, all whole loans had one-month LIBOR floors.

(3)	Maturity dates exclude contractual extension options, subject to the satisfaction of certain terms, that may be available to the borrowers.
(4)	Maturity dates exclude three whole loans with amortized costs of $27.9 million and $39.7 million, in maturity default at December 31, 2021 and 2020, respectively.
(5)	Substantially all loans are pledged as collateral under various borrowings at December 31, 2021 and 2020.
(6)

CRE whole loans had $157.6 million and $67.2 million in unfunded loan commitments at December 31, 2021 and 2020, respectively. These unfunded loan commitments are advanced as the borrowers formally request additional funding and meet certain benchmarks, as permitted under the loan agreement, and any necessary approvals have been obtained.

(7)	The interest rate on the Company’s preferred equity investments paid at 8.00%. The remaining interest was deferred until payoff, which occurred in March 2021 and April 2021.

(Back to Index)

(Back to Index)

ACRES COMMERCIAL REALTY CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

DECEMBER 31, 2021

The following is a summary of the contractual maturities of the Company’s CRE loans held for investment, at amortized cost (in thousands, except amounts in the footnotes):

Description	2022	2023	2024 and Thereafter	Total
At December 31, 2021:
Whole loans (1)	$377,024	$230,872	$1,242,013	$1,849,909
Mezzanine loan	—	—	4,700	4,700
Total CRE loans (2)	$377,024	$230,872	$1,246,713	$1,854,609

Description	2021	2022	2023 and Thereafter	Total
At December 31, 2020:
Whole loans (1)	$599,053	$540,639	$330,143	$1,469,835
Mezzanine loan	—	—	4,700	4,700
Preferred equity investment	—	6,452	21,262	27,714
Total CRE loans (2)	$599,053	$547,091	$356,105	$1,502,249

(1)

Maturity dates exclude three whole loans with amortized costs of $27.9 million, and three whole loans with an amortized cost of $39.7 million in maturity default at December 31, 2021 and 2020, respectively.

(2)

At December 31, 2021, the amortized costs of the CRE whole loans, summarized by contractual maturity assuming full exercise of the extension options, were $52.0 million, $127.6 million and $1.7 billion in 2022, 2023 and 2024 and thereafter, respectively. At December 31, 2020, the amortized costs of the CRE whole loans, summarized by contractual maturity assuming full exercise of the extension options, were $112.4 million, $125.1 million and $1.3 billion in 2021, 2022 and 2023 and thereafter, respectively.

At December 31, 2021, approximately 28.4%, 18.4% and 15.2% of the Company’s CRE loan portfolio was concentrated in the Southeast, Southwest and Mid-Atlantic regions, respectively, based on carrying value, as defined by the National Council of Real Estate Investment Fiduciaries. At December 31, 2020, approximately 21.4%, 17.9% and 16.1% of the Company’s CRE loan portfolio was concentrated in the Mountain, Southwest and Southeast regions, respectively, based on carrying value. No single loan or investment represented more than 10% of the Company’s total assets and no single investment group generated over 10% of its total revenue.

Principal Paydowns Receivable

Principal paydowns receivable represents loan principal payments that have been received by the Company’s servicers and trustees but have not been remitted to the Company. At December 31, 2021, the Company had $14.9 million of loan principal paydowns receivable, all of which was received in cash by the Company during January 2022. At December 31, 2020, the Company had $4.3 million of loan principal paydowns receivable, all of which was received by the Company during January 2021.

NOTE 7 - FINANCING RECEIVABLES

The following tables show the activity in the allowance for credit losses for the years ended December 31, 2021 and 2020 (in thousands):

	Years Ended December 31,
	2021	2020
	CRE Loans	CRE Loans
Allowance for credit losses:
Allowance for credit losses at beginning of year	$34,310	$1,460
Adoption of the new accounting guidance	—	3,032
(Reversal of) provision for credit losses	(21,262)	30,815
Charge offs	(4,243)	(997)
Allowance for credit losses at end of year	$8,805	$34,310

During the year ended December 31, 2020, higher expected unemployment and increased volatility in CRE asset pricing and liquidity as a result of the COVID-19 pandemic significantly impacted assumptions in the Company’s CECL estimates and resulted in a net provision for credit losses of $30.8 million. However, the discovery and distribution of vaccines and other treatments for COVID-19 led to a recovery of the global economy and markets worldwide during the year ended December 31, 2021. The ensuing improvements in expected unemployment and macroeconomic conditions, as well as improved collateral operating performance, resulted in a net reversal of expected credit losses of $21.3 million during the year ended December 31, 2021.

(Back to Index)

(Back to Index)

ACRES COMMERCIAL REALTY CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

DECEMBER 31, 2021

In addition to the Company’s general estimate of credit losses, the Company may also be required to individually evaluate collateral-dependent loans for credit losses if it has determined that foreclosure or sale of the loan or the underlying collateral is probable. At December 31, 2021 and 2020, $2.3 million and $1.9 million, respectively, of the Company’s allowance for credit losses resulted from collateral-dependent loans that were individually evaluated for credit losses, details of which follow:

During the year ended December 31, 2021, the Company individually evaluated the following loans:

•

An office loan in the East North Central region with a $19.9 million principal balance. The Company recorded a $2.3 million CECL allowance in the third quarter of 2021 to reflect the as-is appraised value of the property of $17.6 million. Upon receipt of the property in full satisfaction of the loan in the fourth quarter of 2021, the Company charged off the $2.3 million CECL allowance and recorded the property as a property held for sale on its consolidated balance sheet at its fair value of $17.6 million (see Note 8).

•

A hotel loan in the Northeast region with a $9.3 million principal balance. The Company recorded a $1.8 million CECL allowance in the third quarter of 2021 that reflected the Company’s estimate of fair value less costs of sale of $7.5 million at September 30, 2021. Upon sale of the loan in November 2021, the Company received proceeds of $7.6 million, net of costs of sale, and charged off the remaining $1.7 million CECL allowance.

•

A retail loan in the Pacific region with an $11.5 million principal balance. At December 31, 2021, the Company had a recorded $2.3 million CECL allowance that reflected the loss taken on the loan as a result of a discounted payoff received on the loan in January 2022 in full satisfaction of the loan.

•

A hotel loan in the East North Central region with an $8.4 million principal balance. The Company received payment in full on this loan in January 2022; and, as such, there was no CECL allowance recorded at December 31, 2021.

•

A hotel in the Northeast region with a $14.0 million principal balance. The hotel has an as-is appraised value in excess of its principal balance, and, as such, had no CECL allowance at December 31, 2021.

During the year ended December 31, 2020, the Company individually evaluated a hotel loan in the Northeast region with a $37.9 million principal balance for which foreclosure was deemed probable. In November 2020, the Company received the deed-in-lieu of foreclosure on the property. In conjunction with the receipt of the deed, the Company obtained an updated appraisal that indicated an as-is appraised value of $39.8 million (see Note 8) and consequently reversed the then-outstanding $8.0 million CECL allowance and recorded the property as an investment in real estate on the consolidated balance sheet at its appraised value.

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

DECEMBER 31, 2021

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

Credit risk profiles of CRE loans at amortized cost were as follows (in thousands, except amounts in the footnote):

	Rating 1	Rating 2	Rating 3	Rating 4	Rating 5	Total (1)
At December 31, 2021:
Whole loans, floating-rate	$—	$1,456,330	273,078	$123,762	$24,681	$1,877,851
Mezzanine loan	—	—	—	4,700	—	4,700
Total	$—	$1,456,330	$273,078	$128,462	$24,681	$1,882,551

At December 31, 2020:
Whole loans, floating-rate	$—	$611,838	$599,208	$262,398	$36,134	$1,509,578
Mezzanine loan	—	—	4,700	—	—	4,700
Preferred equity investments	—	—	6,452	21,262	—	27,714
Total	$—	$611,838	$610,360	$283,660	$36,134	$1,541,992

(1)	The total amortized cost of CRE loans excluded accrued interest receivable of $6.1 million and $7.3 million at December 31, 2021 and 2020, respectively.

(Back to Index)

(Back to Index)

ACRES COMMERCIAL REALTY CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

DECEMBER 31, 2021

Credit risk profiles of CRE loans by origination year at amortized cost were as follows (in thousands, except amounts in footnotes):

	2021	2020	2019	2018	2017	Prior	Total (1)
At December 31, 2021:
Whole loans, floating-rate: (2)
Rating 2	$1,230,810	$150,513	$55,510	$19,497	$—	$—	$1,456,330
Rating 3	33,781	24,604	136,305	60,888	—	17,500	273,078
Rating 4	—	—	28,446	86,096	—	9,220	123,762
Rating 5	—	—	22,385	—	—	2,296	24,681
Total whole loans, floating-rate	1,264,591	175,117	242,646	166,481	—	29,016	1,877,851
Mezzanine loan (rating 4)	—	—	—	4,700	—	—	4,700
Total	$1,264,591	$175,117	$242,646	$171,181	$—	$29,016	$1,882,551

	2020	2019	2018	2017	2016	Prior	Total (1)
At December 31, 2020:
Whole loans, floating-rate: (2)
Rating 2	$221,364	$279,077	$111,397	$—	$—	$—	$611,838
Rating 3	43,579	246,073	246,944	45,142	—	17,470	599,208
Rating 4	—	77,495	129,536	46,220	—	9,147	262,398
Rating 5	—	13,938	—	19,900	—	2,296	36,134
Total whole loans, floating-rate	264,943	616,583	487,877	111,262	—	28,913	1,509,578
Mezzanine loan (rating 3)	—	—	4,700	—	—	—	4,700
Preferred equity investments:
Rating 3	—	6,452	—	—	—	—	6,452
Rating 4	—	—	21,262	—	—	—	21,262
Total preferred equity investments	—	6,452	21,262	—	—	—	27,714
Total	$264,943	$623,035	$513,839	$111,262	$—	$28,913	$1,541,992

(1)	The total amortized cost of CRE loans excluded accrued interest receivable of $6.1 million and $7.3 million at December 31, 2021 and 2020, respectively.
(2)	Acquired CRE whole loans are grouped within each loan’s year of issuance.

At December 31, 2021 and 2020, the Company had one mezzanine loan included in assets held for sale that had no carrying value.

(Back to Index)

(Back to Index)

ACRES COMMERCIAL REALTY CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

DECEMBER 31, 2021

Loan Portfolios Aging Analysis

The following table presents the CRE loan portfolio aging analysis as of the dates indicated for CRE loans at amortized cost (in thousands, except amounts in footnotes):

	30-59 Days	60-89 Days	Greater than 90 Days (1)	Total Past Due	Current (2)	Total Loans Receivable (3)	Total Loans > 90 Days and Accruing
At December 31, 2021:
Whole loans, floating-rate	$—	$—	$19,916	$19,916	$1,857,935	$1,877,851	$19,916
Mezzanine loan	—	—	—	—	4,700	4,700	—
Total	$—	$—	$19,916	$19,916	$1,862,635	$1,882,551	$19,916

At December 31, 2020:
Whole loans, floating-rate	$—	$—	$11,443	$11,443	$1,498,135	$1,509,578	$11,443
Mezzanine loan	—	—	—	—	4,700	4,700	—
Preferred equity investments	—	—	—	—	27,714	27,714	—
Total	$—	$—	$11,443	$11,443	$1,530,549	$1,541,992	$11,443

(1)

During the years ended December 31, 2021, 2020 and 2019, the Company recognized interest income of $1.2 million, $1.3 million and $1.1 million, respectively, on two loans with principal payments past due greater than 90 days at December 31, 2021.

(2)	Includes one whole loan and two whole loans with total amortized costs of $8.0 million and $28.3 million, respectively, in maturity default at December 31, 2021 and 2020, respectively.
(3)	The total amortized cost of CRE loans excluded accrued interest receivable of $6.1 million and $7.3 million at December 31, 2021 and 2020, respectively.

At December 31, 2021 and 2020, the Company had three whole loans in maturity default with total amortized costs of $27.9 million and $39.7 million, respectively. During the year ended December 31, 2021, the Company received the deed-in-lieu of foreclosure on a property that collateralized a whole loan that was in maturity default at December 31, 2020 with an amortized cost of $19.9 million.

At December 31, 2021, three whole loans, including two loans that had maturity defaults, with a total amortized cost of $30.4 million were past due on interest payments.

In January 2022, two whole loans in maturity default at December 31, 2021 and 2020, including one loan that was past due on interest payments at December 31, 2021, paid off principal of $17.6 million. The payoff on one loan was the result of a discounted payoff and resulted in a realized loss of $2.3 million for which a CECL allowance was established as of December 31, 2021.

Troubled-Debt Restructurings

There were no TDRs during the year ended December 31, 2021. During the year ended December 31, 2020, two loans underwent TDRs. In November 2020 and October 2021, the Company received the properties collateralizing both loans that underwent TDRs during the year ended December 31, 2020 through the receipt of the deeds-in-lieu of foreclosure on the properties.

During the year ended December 31, 2021 the Company entered into 14 agreements that extended loans by a weighted average period of 11 months and, in certain cases, modified certain other loan terms. Two formerly forborne borrowers and one borrower performing in accordance with a forbearance agreement were in maturity default at December 31, 2021. No loan modifications during the year ended December 31, 2021 resulted in TDRs.

(Back to Index)

(Back to Index)

ACRES COMMERCIAL REALTY CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

DECEMBER 31, 2021

NOTE 8 - INVESTMENTS IN REAL ESTATE AND OTHER ACQUIRED ASSETS AND ASSUMED LIABILITIES

During the year ended December 31, 2021, the Company acquired investments in real estate through direct equity investments and as a result of its lending activities (primarily through foreclosure or deed-in-lieu of foreclosure in full or partial satisfaction of non-performing loans). The following table summarizes the acquisition date values of the acquired assets and assumed liabilities during the year ended December 31, 2021 (in thousands):

Investments in real estate, equity:
Assets acquired:
Land	$22,359
Building	4,211
Building and tenant improvements	495
Investments in real estate	27,065
Intangible assets	1,726
Total	28,791

Liabilities assumed:
Other liabilities	(247)
Fair value of net assets acquired	28,544

Investments in real estate from lending activities:
Assets acquired:
Property held for sale	17,889

Total fair value at acquisition of net assets acquired	$46,433

(Back to Index)

(Back to Index)

ACRES COMMERCIAL REALTY CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

DECEMBER 31, 2021

The following table summarizes the book value of the Company’s acquired assets and assumed liabilities (in thousands, except amounts in the footnotes):

	December 31, 2021			December 31, 2020
	Cost Basis	Accumulated Depreciation & Amortization	Carrying Value	Cost Basis	Accumulated Depreciation & Amortization	Carrying Value
Assets acquired:
Investments in real estate, equity:
Investments in real estate (1)	$27,065	$(191)	$26,874	$—	$—	$—
Intangible assets (2)	1,726	(806)	920	—	—	—
Subtotal	28,791	(997)	27,794	—	—	—

Investments in real estate from lending activities:
Investment in real estate (3)	34,124	(1,689)	32,435	33,929	(123)	33,806
Property held for sale (4)	17,846	—	17,846	—	—	—
Right of use assets (5)(6)	5,603	(95)	5,508	5,603	(11)	5,592
Intangible assets (7)	3,337	(380)	2,957	3,336	(42)	3,294
Subtotal	60,910	(2,164)	58,746	42,868	(176)	42,692
Total	89,701	(3,161)	86,540	42,868	(176)	42,692

Liabilities assumed:
Investments in real estate, equity:
Other liabilities	(247)	78	(169)	—	—	—

Investments in real estate from lending activities:
Lease liabilities (6)	(3,113)	53	(3,060)	(3,113)	6	(3,107)
Total	(3,360)	131	(3,229)	(3,113)	6	(3,107)

	$86,341		$83,311	$39,755		$39,585

(1)	Includes $22.4 million of land, which is not depreciable, at December 31, 2021.
(2)	Carrying value includes approximately $819,000 of an acquired in-place lease intangible asset and $101,000 of an acquired leasing commission intangible asset at December 31, 2021.
(3)

Includes $129,000 of building renovations assets at carrying value at December 31, 2021 made subsequent to the date of acquisition of a property. Additionally, carrying value includes approximately $60,000 and $5,000 of furniture and fixtures purchased for a property subsequent to the date of acquisition, at December 31, 2021 and 2020, respectively.

(4)	Includes a property acquired in October 2021 that is being marketed for sale.
(5)

Right of use assets include a right of use asset associated with an acquired ground lease of $3.1 million accounted for as an operating lease and a below-market lease intangible asset of $2.4 million and $2.5 million at December 31, 2021 and 2020, respectively.

(6)	Refer to Note 9 for additional information on the Company’s remaining operating leases.
(7)

Carrying value includes franchise agreement intangible assets of $2.6 million and $2.8 million and a customer list intangible asset of $311,000 and $477,000 at December 31, 2021 and 2020, respectively.

The right of use assets and lease liabilities comprised a ground lease acquired, determined to be an operating lease. The lease payments consist of air rights rent, retail rent and parking rent, the amounts of which are specifically determined in the executed lease agreement and subsequently increased based on the increase of the consumer price index over a specified amount of periods. The Company recorded approximately $47,000 and $6,000 of offsetting amortization and accretion on its right of use assets and lease liabilities during the years ended December 31, 2021 and 2020, respectively. There were no leases outstanding during the year ended December 31, 2019.

(Back to Index)

(Back to Index)

ACRES COMMERCIAL REALTY CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

DECEMBER 31, 2021

During the years ended December 31, 2021 and 2020, the Company recorded amortization expense of approximately $1.2 million and $47,000, respectively, on its intangible assets. There were no intangible assets held during the year ended December 31, 2019. The Company expects to record amortization expense of $1.2 million, $401,000, $244,000, $210,000 and $210,000 during the 2022, 2023, 2024, 2025 and 2026 fiscal years, respectively, on its intangible assets.

NOTE 9 - LEASES

In addition to the ground lease discussed in Note 8, the Company has operating leases for office space and office equipment. The leases have terms that expire between January 2024 and July 2028. The leases on the office space and office equipment contain options for early termination granted to the Company and the lessor. Lease payments are determined as follows:

•

Office space: payments are made on a fixed schedule, escalating annually, and include the Company’s responsibility for a percentage of increases in the building’s property taxes and operating expenses over the base year.

•	Office equipment: payments are made on a fixed schedule.

The following table summarizes the Company’s operating leases (in thousands):

December 31, 2021
Operating Leases:
Right of use assets	$443
Lease liabilities	$(477)

Weighted average remaining lease term:	6.6 years
Weighted average discount rate:	10.65%

The following table summarizes the Company’s operating lease costs and cash payments during the period (in thousands):

Year Ended December 31, 2021
Lease Cost:
Operating lease cost	$75

The following table summarizes the Company’s operating leases cash flow obligations on an undiscounted, annual basis (in thousands):

Operating Leases
2022	$97
2023	99
2024	99
2025	102
2026	104
Thereafter	170
Subtotal	671
Less: impact of discount	(194)
Total	$477

NOTE 10 - INVESTMENT SECURITIES AVAILABLE-FOR-SALE

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

(Back to Index)

(Back to Index)

ACRES COMMERCIAL REALTY CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

DECEMBER 31, 2021

Beginning in the first quarter of 2020, the COVID-19 pandemic produced material and previously unforeseeable liquidity shocks to credit markets, resulting in significant declines in the pricing of the Company’s investment securities available-for-sale. This triggered substantial margin calls by the Company’s counterparties and, in certain cases, formal notices of events of default, all of which were withdrawn or rescinded as of April 19, 2020 (see Note 12). As a result of these circumstances and the uncertainty caused by the COVID-19 pandemic, substantially all the Company’s remaining CMBS available-for-sale were sold as of April 2020.

During the year ended December 31, 2020, the Company incurred losses of $186.4 million on its CMBS portfolio, including realized losses of $180.3 million primarily attributable to the sale of 67 CMBS as of April 2020. The remaining unrealized losses of $6.1 million were recorded on two securities that previously had fair values below the amortized cost bases and which were expected to be sold prior to their recoveries, with an offsetting charge directly to their amortized cost bases. In March 2021, the Company sold these two positions, resulting in cash proceeds of $3.0 million and gains of $878,000 during the year ended December 31, 2021.

During the year ended December 31, 2019, the Company sold one CMBS position resulting in proceeds of $638,000 and a realized gain of $4,000.

NOTE 11 - INVESTMENTS IN UNCONSOLIDATED ENTITIES

The Company’s investments in unconsolidated entities at December 31, 2021 and December 31, 2020 comprised a 100% interest in the common shares of RCT I and RCT II with a value of $1.5 million in the aggregate, or 3.0% of each trust. The Company records its investments in RCT I’s and RCT II’s common shares as investments in unconsolidated entities using the cost method, recording dividend income when declared by RCT I and RCT II. During the years ended December 31, 2021, 2020 and 2019 the Company recorded dividends from its investments in RCT I’s and RCT II’s common shares, reported in other revenue on the consolidated statement of operations, of $65,000, $76,000, and $101,000, respectively.

(Back to Index)

(Back to Index)

ACRES COMMERCIAL REALTY CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

DECEMBER 31, 2021

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

	Principal Outstanding	Unamortized Issuance Costs and Discounts	Outstanding Borrowings	Weighted Average Borrowing Rate	Weighted Average Remaining Maturity	Value of Collateral
At December 31, 2021:
XAN 2020-RSO8 Senior Notes	$142,375	$577	$141,798	2.18%	13.2 years	$229,263
XAN 2020-RSO9 Senior Notes	94,814	489	94,325	4.25%	15.3 years	144,361
ACR 2021-FL1 Senior Notes (1)	675,223	5,410	669,813	1.60%	14.5 years	802,643
ACR 2021-FL2 Senior Notes	567,000	6,437	560,563	1.90%	15.1 years	700,000
Senior secured financing facility	—	3,432	(3,432)	5.75%	6.2 years	170,791
CRE - term warehouse financing facilities (2)(3)	71,078	4,307	66,771	2.27%	2.8 years	102,027
4.50% Convertible Senior Notes	88,014	1,583	86,431	4.50%	227 days	—
5.75% Senior Unsecured Notes (4)	150,000	3,393	146,607	5.75%	4.6 years	—
Unsecured junior subordinated debentures	51,548	—	51,548	4.12%	14.7 years	—
Total	$1,840,052	$25,628	$1,814,424	2.44%	12.7 years	$2,149,085

	Principal Outstanding	Unamortized Issuance Costs and Discounts	Outstanding Borrowings	Weighted Average Borrowing Rate	Weighted Average Remaining Maturity	Value of Collateral
At December 31, 2020:
XAN 2019-RSO7 Senior Notes	$415,621	$2,861	$412,760	1.60%	15.3 years	$516,979
XAN 2020-RSO8 Senior Notes	388,459	4,164	384,295	1.62%	14.2 years	475,347
XAN 2020-RSO9 Senior Notes	234,731	3,857	230,874	3.31%	16.3 years	285,862
Senior secured financing facility	33,360	4,046	29,314	5.75%	6.6 years	239,385
CRE - term warehouse financing facilities (2)	13,516	1,258	12,258	2.66%	299 days	20,000
4.50% Convertible Senior Notes	143,750	6,498	137,252	4.50%	1.6 years	—
12.00% Senior Unsecured Notes	50,000	3,574	46,426	12.00%	6.6 years	—
Unsecured junior subordinated debentures	51,548	—	51,548	4.18%	15.7 years	—
Total	$1,330,985	$26,258	$1,304,727	2.83%	13.0 years	$1,537,573

(1)	Value of collateral excludes interest income of $730,000 and exit fees of $228,000 received as of December 31, 2021.
(2)	Principal outstanding includes accrued interest payable of $58,000 and $16,000 at December 31, 2021 and 2020, respectively.
(3)

In October 2021, the Company extended the maturity of its Barclays and JPMorgan Chase CRE - term warehouse financing facilities to October 2022 and October 2024, respectively, and allowed the Wells Fargo Bank, N.A. (“Wells Fargo”) CRE - term warehouse financing facility to mature.

(4)	Includes deferred debt issuance costs of $306,000 at December 31, 2021 from the unused 12.00% senior unsecured notes (“12.00% Senior Unsecured Notes”).
(Back to Index)

(Back to Index)

ACRES COMMERCIAL REALTY CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

DECEMBER 31, 2021

Securitizations

The following table sets forth certain information with respect to the Company’s consolidated securitizations at December 31, 2021 (in thousands):

	Closing Date	Maturity Date	Permitted Funded Companion Participation Acquisition Period End (1)	Reinvestment Period End (2)	Total Note Paydowns from Closing Date through December 31, 2021
XAN 2020-RSO8	March 2020	March 2035	March 2023	N/A	$293,368
XAN 2020-RSO9 (3)	September 2020	April 2037	N/A	N/A	$150,980
ACR 2021-FL1	May 2021	June 2036	N/A	May 2023	$—
ACR 2021-FL2 (4)	December 2021	January 2037	N/A	December 2023	$—

(1)

The permitted funded companion participation period is the period in which principal repayments can be utilized to purchase loans held outside of the respective securitization that represent the funded commitments of existing collateral in the respective securitization that were not funded as of the date the respective securitization was closed.

(2)	The reinvestment period is the period in which principal proceeds received may be used to acquire CRE loans for reinvestment into the securitization.
(3)	XAN 2020-RSO9 includes a future advances reserve account of $7.4 million at December 31, 2021 to fund unfunded commitments, which is reported in restricted cash on the consolidated balance sheet.
(4)

Includes a 180-day ramp up acquisition period that allows the securitization to acquire CRE loans using unused proceeds of $98.9 million at December 31, 2021 from the issuance of the non-recourse floating-rate notes.

The investments held by the Company’s securitizations collateralize the securitizations’ borrowings and, as a result, are not available to the Company, its creditors, or stockholders. All senior notes of the securitizations held by the Company at December 31, 2021 and 2020 were eliminated in consolidation.

XAN 2019-RSO7

In April 2019, the Company closed Exantas Capital Corp. 2019-RSO7, Ltd. (“XAN 2019-RSO7”), a $687.2 million CRE debt securitization transaction that provided financing for CRE loans. In May 2021, the Company exercised the optional redemption of XAN 2019-RSO7, and all of the outstanding senior notes were paid off from the sales proceeds of certain of the securitization’s assets.

XAN 2020-RSO8

In March 2020, the Company closed XAN 2020-RSO8, a $522.6 million CRE debt securitization transaction that provided financing for CRE loans. XAN 2020-RSO8 issued a total of $435.7 million of non-recourse, floating-rate notes at par, of which ACRES RF purchased 100% of the Class D and Class E notes. The Company’s investments in the Class D and Class E notes were financed by CMBS short-term repurchase agreements and were sold in conjunction with the disposition of the Company’s CMBS portfolio in April 2020 (See Note 10). Additionally, ACRES RF purchased 100% of the Class F and Class G notes and a subsidiary of ACRES RF purchased 100% of the outstanding preference shares. The notes purchased by ACRES RF are subordinated in right of payment to all other senior notes issued by XAN 2020-RSO8, but are senior in right of payment to the preference shares. The preference shares are subordinated in right of payment to all other securities issued by XAN 2020-RSO8.

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

All of the notes issued mature in March 2035, although the Company has the right to call the notes beginning on the payment date in March 2022 and thereafter. Principal repayments received, after closing and ending in March 2023, may be used to purchase funding participations with respect to existing collateral held outside of the securitization.

In June 2021, the benchmark rate on XAN 2020-RSO8’s senior notes, previously one-month LIBOR, was replaced with Compounded SOFR plus a benchmark adjustment.

(Back to Index)

(Back to Index)

ACRES COMMERCIAL REALTY CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

DECEMBER 31, 2021

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

All of the notes issued mature in April 2037, although the Company has the right to call the notes beginning on the earlier of the payment date in September 2022 and thereafter or the payment date on which the aggregate outstanding amount of the Class A notes has been reduced to zero.

In June 2021, the benchmark rate on XAN 2020-RSO9’s senior notes, previously one-month LIBOR, was replaced with Compounded SOFR plus a benchmark adjustment. In February 2022, the Company exercised the optional redemption of XAN 2020-RSO9, and all of the outstanding senior notes were paid off from the sales proceeds of certain of the securitization’s assets.

ACR 2021-FL1

In May 2021, the Company closed ACRES Commercial Realty 2021-FL1 Issuer, Ltd. (“ACR 2021-FL1”), a $802.6 million CRE debt securitization transaction that provided financing for CRE loans. ACR 2021-FL1 issued a total of $675.2 million of non-recourse, floating-rate notes to third parties at par. Additionally, ACRES RF retained 100% of the Class F and Class G notes and a subsidiary of ACRES RF retained 100% of the outstanding preference shares. The preference shares are subordinated in right of payment to all other securities issued by ACR 2021-FL1. ACR 2021-F1 includes a reinvestment period, which ends in May 2023, that allows it to acquire CRE loans for reinvestment into the securitization using uninvested principal proceeds.

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

All of the notes issued mature in June 2036, although the Company has the right to call the notes beginning on the payment date in May 2023 and thereafter.

ACR 2021-FL2

In December 2021, the Company closed ACRES Commercial Realty 2021-FL2 Issuer, Ltd. (“ACR 2021-FL2”), a CRE debt securitization transaction that can finance up to $700.0 million of CRE loans. ACR 2021-FL2 issued a total of $567.0 million of non-recourse, floating-rate notes to third parties at par. Additionally, ACRES RF retained 100% of the Class F and Class G notes and a subsidiary of ACRES RF retained 100% of the outstanding preference shares. The preference shares are subordinated in right of payment to all other securities issued by ACR 2021-FL2. ACR 2021-FL2 includes a 180-day ramp up acquisition period that allows it to acquire CRE loans using unused proceeds from the issuance of the non-recourse floating-rate notes. Additionally, ACR 2021-FL2 includes a reinvestment period, which ends in December 2023, that allows it to acquire CRE loans for reinvestment into the securitization using uninvested principal proceeds.

At closing, the senior notes issued to investors consisted of the following classes: (i) $385.0 million of Class A notes bearing interest at one-month LIBOR plus 1.40%; (ii) $30.6 million of Class A-S notes bearing interest at one-month LIBOR plus 1.75%; (iii) $38.5 million of Class B notes bearing interest at one-month LIBOR plus 2.25%; (iv) $47.3 million of Class C notes bearing interest at one-month LIBOR plus 2.65%; (v) $51.6 million of Class D notes bearing interest at one-month LIBOR plus 3.10%; and (vi) $14.0 million of Class E notes bearing interest at one-month LIBOR plus 4.00%;

(Back to Index)

(Back to Index)

ACRES COMMERCIAL REALTY CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

DECEMBER 31, 2021

All of the notes issued mature in January 2037, although the Company has the right to call the notes beginning on the payment date in December 2023 and thereafter.

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

There were no unamortized debt issuance costs associated with the junior subordinated debentures for RCT I and RCT II outstanding at December 31, 2021 and 2020. The interest rates for RCT I and RCT II, at December 31, 2021, were 4.17% and 4.08%, respectively. The interest rates for RCT I and RCT II, at December 31, 2020, were 4.19% and 4.16%, respectively.

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

4.50% Convertible Senior Notes and 8.00% Convertible Senior Notes

The Company issued $100.0 million aggregate principal of its 8.00% convertible senior notes due 2020 (“8.00% Convertible Senior Notes”) and $143.8 million aggregate principal of its 4.50% convertible senior notes due 2022 (“4.50% Convertible Senior Notes”) in January 2015 and August 2017, respectively. In conjunction with the issuance of the 4.50% Convertible Senior Notes, the Company extinguished $78.8 million aggregate principal of its 8.00% Convertible Senior Notes. In January 2020, the outstanding 8.00% Convertible Senior Notes were paid off upon maturity.

During the year ended December 31, 2021, the Company repurchased $55.7 million of its 4.50% Convertible Senior Notes, resulting in a charge to earnings of $1.5 million, comprising an extinguishment of debt charge of $1.2 million in connection with the acceleration of the market discount and interest expense of $304,000 in connection with the acceleration of deferred debt issuance costs. In February 2022, the Company repurchased $39.8 million of its 4.50% Convertible Senior Notes.

The following table summarizes the 4.50% Convertible Senior Notes at December 31, 2021 (dollars in thousands, except the conversion price and amounts in the footnotes):

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

(2)	During the years ended December 31, 2021 and 2020 the effective interest rate for the 4.50% Convertible Senior Notes was 7.43%.
(3)

Represents the number of shares of common stock per $1,000 principal amount of the 4.50% Convertible Senior Notes’ principal outstanding, subject to adjustment as provided in the Third Supplemental Indenture (the “4.50% Convertible Senior Notes Indenture”).

(4)

The conversion rate and conversion price of the 4.50% Convertible Senior Notes at December 31, 2021 are adjusted to reflect quarterly cash dividends in excess of a $0.30 dividend threshold, as defined in the 4.50% Convertible Senior Notes Indenture.

The 4.50% Convertible Senior Notes are convertible at the option of the holder at any time up until one business day before the maturity date and may be settled in cash, the Company’s common stock or a combination of cash and the Company’s common stock, at the Company’s election. The Company may not redeem the 4.50% Convertible Senior Notes prior to maturity. The closing price of the Company’s common stock was $12.47 on December 31, 2021, which did not exceed the conversion price of its 4.50% Convertible Senior Notes at December 31, 2021.

(Back to Index)

(Back to Index)

ACRES COMMERCIAL REALTY CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

DECEMBER 31, 2021

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

The Indenture contains restrictive covenants that, among other things, require the Company to maintain certain financial ratios. The foregoing limitations are subject to exceptions as set forth in the Supplemental Indenture. At December 31, 2021, the Company was in compliance with these covenants. The Indenture provides for customary events of default that include, among other things (subject in certain cases to customary grace and cure periods): (i) non-payment of principal or interest, (ii) breach of certain covenants contained in the Indenture or the 5.75% Senior Unsecured Notes, (iii) an event of default or acceleration of certain other indebtedness of the Company or a subsidiary in which the Company has invested at least $75 million in capital within the applicable grace period and (iv) certain events of bankruptcy or insolvency. Generally, if an event of default occurs (subject to certain exceptions), CTC or the holders of at least 25% in aggregate principal amount of the then outstanding 5.75% Senior Unsecured Notes may declare all of the notes to be due and payable.

12.00% Senior Unsecured Notes

On July 31, 2020, the Company entered into a Note and Warrant Purchase Agreement (the “Note and Warrant Purchase Agreement”) with Oaktree Capital Management, L.P. (“Oaktree”) and Massachusetts Mutual Life Insurance Company (“MassMutual”) pursuant to which the Company may issue to Oaktree and MassMutual from time to time up to $125.0 million aggregate principal amount of 12.00% Senior Unsecured Notes. The 12.00% Senior Unsecured Notes had an annual interest rate of 12.00%, payable up to 3.25% (at the election of the Company) as pay-in-kind interest and the remainder as cash interest. On July 31, 2020, the Company issued to Oaktree $42.0 million aggregate principal amount of the 12.00% Senior Unsecured Notes. In addition, on July 31, 2020, the Company issued to MassMutual $8.0 million aggregate principal amount of the 12.00% Senior Unsecured Notes.

At December 31, 2020, the Company had a discount of $3.1 million (the offset of which was recorded in additional paid-in capital) on the 12.00% Senior Unsecured Notes.

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

In January 2022, the Company entered into an amendment of the Note and Warrant Purchase Agreement that extended the time to July 2022 that the Company may elect to issue to Oaktree and MassMutual up to $75.0 million of principal of additional notes. At any time and from time to time prior to July 31, 2022, the Company may elect to issue to Oaktree and MassMutual warrants to purchase an additional 699,992 shares of the common stock for a purchase price equal to the principal amount of the 12.00% Senior Unsecured Notes being issued. The warrants are immediately exercisable on issuance and expire seven years from the issuance date. The warrants can be exercised with cash or as a net exercise.

(Back to Index)

(Back to Index)

ACRES COMMERCIAL REALTY CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

DECEMBER 31, 2021

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

	December 31, 2021				December 31, 2020
	Outstanding Borrowings	Value of Collateral	Number of Positions as Collateral	Weighted Average Interest Rate	Outstanding Borrowings	Value of Collateral	Number of Positions as Collateral	Weighted Average Interest Rate
Senior Secured Financing Facility
Massachusetts Mutual Life Insurance Company (1)	$(3,432)	$170,791	9	5.75%	$29,314	$239,385	17	5.75%

CRE - Term Warehouse Financing Facilities (2)
JPMorgan Chase Bank, N.A. (3)	18,875	37,167	3	2.85%	12,258	20,000	1	2.66%
Morgan Stanley Mortgage Capital Holdings LLC (4)	47,896	64,860	3	2.03%	—	—	—	—%
Total	$63,339	$272,818			$41,572	$259,385

(1)	Includes $3.4 million and $4.0 million of deferred debt issuance costs at December 31, 2021 and December 31, 2020, respectively. There was no outstanding balance at December 31, 2021.
(2)	Outstanding borrowings include accrued interest payable.
(3)

Includes $1.8 million and $1.3 million of deferred debt issuance costs at December 31, 2021 and 2020, respectively, which includes 356,000 and $678,000 of deferred debt issuance costs at December 31, 2021 and 2020 from other term warehouse financing facilities with no balance.

(4)	Includes $2.2 million of deferred debt issuance costs at December 31, 2021.

The following table shows information about the amount at risk under the warehouse financing facilities (dollars in thousands):

	Amount at Risk (1)	Weighted Average Remaining Maturity	Weighted Average Interest Rate
At December 31, 2021:
CRE - Term Warehouse Financing Facilities
JPMorgan Chase Bank, N. A.	$16,329	2.8 years	2.85%
Morgan Stanley Mortgage Capital Holdings LLC	$14,871	2.8 years	2.03%

(1)

Equal to the total of the estimated fair value of securities or loans sold and accrued interest receivable, minus the total of the warehouse financing agreement liabilities and accrued interest payable.

The Company was in compliance with all financial covenants in each agreement at December 31, 2021.

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

DECEMBER 31, 2021

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

In May 2021, the MassMutual Loan Agreement was amended pursuant to which (i) Mass Mutual consented to Borrower’s formation of certain subsidiaries to hold real estate and (ii) such subsidiaries agreed to entered into guaranty agreements in favor of the secured parties under the Mass Mutual Loan Agreement.

In connection with the MassMutual Loan Agreement, the Company entered into a Guaranty (the “MassMutual Guaranty”) among the Company, Exantas Real Estate Funding 2018-RSO6 Investor, LLC (“RSO6”), Exantas Real Estate Funding 2019-RSO7 Investor, LLC (“RSO7”) and Exantas Real Estate Funding 2020-RSO8 Investor, LLC (“RSO8”), each an indirect, wholly owned subsidiary of the Company, in favor of the secured parties under the MassMutual Loan Agreement. As of December 31, 2021, RSO6 and RSO7 no longer exist. Pursuant to the MassMutual Guaranty, the Company fully guaranteed all payments and performance of Holdings and the Borrower under the MassMutual Loan Agreement. Additionally, the Company and RSO8, and previously RSO6 and RSO7, made certain representations and warranties and agreed to not incur debt or liens, each subject to certain exceptions, and agreed to provide the Lenders with certain information.

The MassMutual Loan Agreement contains events of default, subject to certain materiality thresholds and grace periods, customary for this type of financing arrangement. The remedies for such events of default are also customary for this type of transaction.

CRE - Term Warehouse Financing Facilities

In February 2012, a wholly-owned subsidiary entered into a master repurchase and securities agreement (the “2012 Facility”) with Wells Fargo to finance the origination of CRE loans. In July 2018, the subsidiary entered into an amended and restated master repurchase agreement (the “2018 Facility”), in exchange for an extension fee and other reasonable costs, that maintained the $250.0 million maximum facility amount and extended the term of the facility to July 2020 with three one-year extension options exercisable at the Company’s discretion. In October 2021, the 2018 Facility matured.

In April 2018, the Company’s indirect wholly-owned subsidiary entered into a master repurchase agreement (the “Barclays Facility”) with Barclays to finance the origination of CRE loans. In connection with the Barclays Facility, the Company entered into a guaranty agreement (the “Barclays Guaranty”) pursuant to which the Company fully guaranteed all payments and performance under the Barclays Facility. As of December 31, 2021, there have been two amendments on the Barclays Facility and three amendments of the Barclays Guaranty. In May 2020, the Company entered into an amendment to the Barclays Guaranty that revised its minimum equity financial covenant as of March 1, 2020. Barclays also provided a framework to avoid credit-based markdowns for approximately four months, ending August 31, 2020. In October 2020, the Company entered into an amendment to the Barclays Guaranty that revised a covenant definition so that credit losses are determined in accordance with a risk rating-based methodology. In March 2021, the Company amended the Barclays Facility to extend the revolving period through October 2021. In October 2021, the Barclays Facility and the Barclays Guaranty were amended to extend the revolving period of the facility to October 2022 and to modify the guaranty to limit financial covenants to be applicable when there are outstanding transactions. The Barclays Facility has a maximum facility amount of $250.0 million, charges interest of one-month LIBOR plus a spread between 2.00% and 2.50% and matures in October 2022.

The Barclays Facility contains margin call provisions that provide Barclays with certain rights when there has been a decline in the value of purchased assets. Under these circumstances, Barclays may require the Company to transfer cash in an amount necessary to eliminate such margin deficit or repurchase the asset that resulted in the margin call.

In connection with the Barclays Facility, the Company fully guaranteed all payments and performance under the Barclays Facility pursuant to the Barclays Guaranty. The Barclays Guaranty includes certain financial covenants required of the Company, including required liquidity, required capital, ratios of total indebtedness to equity and EBITDA requirements. Also, ACRES RF, the direct owner of the wholly-owned subsidiary borrower, executed a pledge and security agreement with Barclays whereby it agreed to pledge and grant to Barclays a continuing security interest in any and all of its right, title and interest in and to the wholly-owned subsidiary, including all distributions, proceeds, payments, income and profits from its interests in the wholly-owned subsidiary.

(Back to Index)

(Back to Index)

ACRES COMMERCIAL REALTY CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

DECEMBER 31, 2021

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

In October 2018, an indirect wholly-owned subsidiary of the Company entered into a master repurchase agreement (the “JPMorgan Chase Facility”) with JPMorgan Chase to finance the origination of CRE loans. In connection with the JPMorgan Chase Facility, the Company entered into a guarantee agreement (the “JPMorgan Chase Guarantee”) pursuant to which the Company fully guaranteed all payments and performance under the JPMorgan Chase Facility. In May 2020, the Company entered into an amendment to the JPMorgan Chase Guarantee that revised its minimum equity financial covenant as of February 29, 2020. In October 2020, the Company entered into an amendment to the JPMorgan Chase Guarantee that revised a covenant definition so that credit losses are determined in accordance with a risk rating-based methodology. In September and October 2021, the JPMorgan Chase Facility was amended twice, resulting in (i) the extension of the JPMorgan Chase Facility’s maturity date to October 2024, (ii) an update to the Company’s tangible net worth requirement and minimum liquidity covenant as set forth in the guarantee agreement and (iii) a modification of market terms regarding the replacement of LIBOR upon determination of a benchmark transition event. The JPMorgan Chase Facility has a maximum facility amount of $250.0 million, generally charges interest of one-month LIBOR plus a spread between 2.00% and 2.25% and had an initial maturity date of October 2024.

The JPMorgan Chase Facility contains margin call provisions that provide JPMorgan Chase with certain rights if the value of purchased assets declines. Under these circumstances, JPMorgan Chase may require the Company to transfer cash in an amount necessary to eliminate such margin deficit or repurchase the asset(s) that resulted in the margin call.

In connection with the JPMorgan Chase Facility, the Company guaranteed the payment and performance under the JPMorgan Chase Facility pursuant to the JPMorgan Chase Guarantee subject to a limit of 25% of the then currently unpaid aggregate repurchase price of all purchased assets. The JPMorgan Chase Guarantee includes certain financial covenants required of the Company, including required liquidity, required capital, ratios of total indebtedness to equity and EBITDA requirements. Also, ACRES RF, the direct owner of the wholly-owned subsidiary borrower, executed a pledge agreement with JPMorgan Chase pursuant to which it pledged and granted to JPMorgan Chase a continuing security interest in any and all of its right, title and interest in and to the wholly-owned subsidiary, including all distributions, proceeds, payments, income and profits from its interests in the wholly-owned subsidiary.

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

In November 2021, an indirect, wholly-owned subsidiary of the Company entered into a $250.0 million Master Repurchase and Securities Contract Agreement with Morgan Stanley, to be used to finance the Company’s commercial real estate lending business (the “Morgan Stanley Facility”). Each repurchase transaction will specify its own terms, such as identification of the assets subject to the transaction, sale price, repurchase price and rate. The financing provided by the Morgan Stanley Facility matures in November 2022, with two one-year automatic extensions unless the subsidiary provides notice of its intent not to extend the facility. The Company also has the right to request an extension for an additional one-year period after the second automatic extension to the extent it is utilized.

The Morgan Stanley Facility contains margin call provisions that provide Morgan Stanley with certain rights if the value of purchased assets declines. Under these circumstances, Morgan Stanley may require the subsidiary to transfer cash in an amount necessary to eliminate such margin deficit or repurchase the asset(s) that resulted in the margin call.

The Company guaranteed its subsidiary’s payment and performance under the Morgan Stanley Facility pursuant to a guaranty agreement (the “Morgan Stanley Guaranty”), subject to a limit of 25% of the then currently unpaid aggregate repurchase price of all purchased assets. The Morgan Stanley Guaranty includes certain financial covenants required of the Company, including required liquidity, required capital, ratios of total intendedness to equity and EBITDA requirements. Also, the subsidiary’s direct parent, ACRES RF, executed a Pledge Agreement with Morgan Stanley pursuant to which ACRES RF pledged and granted to Morgan Stanley a continuing security interest in any and all of ACRES RF’s right, title and interest in and to the subsidiary, including all distributions, proceeds, payments, income and profits from ACRES RF’s interests in the subsidiary.

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

(Back to Index)

(Back to Index)

ACRES COMMERCIAL REALTY CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

DECEMBER 31, 2021

CMBS - Short-Term Repurchase Agreements

The COVID-19 pandemic produced material and previously unforeseeable liquidity shocks in credit markets causing significant declines in the pricing of the Company’s investment securities available-for-sale that were collateral for the Company’s CMBS short-term repurchase facilities (See Note 10). As a result, in March 2020, the Company received written notices from RBC Capital Markets, LLC, RBC (Barbados) Trading Bank Corporation and Deutsche Bank Securities Inc. alleging that events of default had occurred under the Company’s associated repurchase agreements as a result of not meeting certain margin calls. These notices were subsequently either withdrawn or rescinded. The Company had no outstanding balances on its CMBS - short-term repurchase agreements at December 31, 2021 or 2020.

Contractual maturity dates of the Company’s borrowings’ principal outstanding by category and year are presented in the table below (in thousands, except amounts in footnotes):

	Total	2022	2023	2024	2025	2026 and Thereafter
At December 31, 2021:
CRE securitizations (1)	$1,479,412	$—	$—	$—	$—	$1,479,412
Unsecured junior subordinated debentures	51,548	—	—	—	—	51,548
4.50% Convertible Senior Notes (2)	88,014	88,014	—	—	—	—
5.75% Senior Unsecured Notes	150,000	—	—	—	—	150,000
CRE - term warehouse financing facilities (3)	71,078	—	—	71,078	—	—
Total	$1,840,052	$88,014	$—	$71,078	$—	$1,680,960

(1)	In February 2022, XAN 2020-RSO9’s non-recourse floating rate notes, which had a balance of $94.8 million at December 31, 2021, were redeemed.
(2)	In February 2022, the Company repurchased $39.8 million of its outstanding 4.50% Convertible Senior Notes.
(3)	Includes accrued interest payable in the balances of principal outstanding.

NOTE 13 - SHARE ISSUANCE AND REPURCHASE

In May 2021, and subsequently in June 2021, the Company issued a total of 4.6 million shares of 7.875% Series D Cumulative Redeemable Preferred Stock (“Series D Preferred Stock”) at a public offering price of $25.00 per share. The Company received net proceeds of $110.4 million after $4.6 million of underwriting discounts and other offering expenses. Dividends are payable quarterly in arrears at the end of January, April, July and October. The Series D Preferred Stock has no maturity date and the Company is not required to redeem the Series D Preferred Stock at any time. On or after May 21, 2026, the Company may, at its option, redeem the Series D Preferred Stock, in whole or part, at any time and from time to time, for cash at $25.00 per share, plus accrued and unpaid dividends, if any, to the redemption date.

On October 4, 2021, the Company and the Manager entered into an Equity Distribution Agreement with JonesTrading Institutional Services LLC, as placement agent (“JonesTrading”), pursuant to which the Company may issue and sell from time to time up to 2.2 million shares of the Series D Preferred Stock. Sales of the Series D Preferred Stock may be made in transactions that are deemed to be “at the market” offerings, as defined in Rule 415 of the Securities Act of 1933, as amended, including without limitation, sales made directly on the New York Stock Exchange, on any other existing trading market for the shares or to or through a market maker. Subject to the terms of the Company’s notice, JonesTrading may also sell the shares by any other method permitted by law, including but not limited to in privately negotiated transactions. The Company will pay JonesTrading a commission up to 3.0% of the gross proceeds from the sales of the Series D Preferred Stock pursuant to the agreement. The terms and conditions of the agreement include various representations and warranties, conditions to closing, indemnification rights and obligations of the parties and termination provisions. During the year ended December 31, 2021, the Company received net proceeds of approximately $194,000 from the issuance of 7,857 shares of Series D Preferred Stock governed by the agreement.

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

At December 31, 2021, the Company had 4.8 million shares of Series C Preferred Stock and 4.6 million shares of Series D Preferred Stock outstanding, with weighted average issuance prices, excluding offering costs, of $25.00.

(Back to Index)

(Back to Index)

ACRES COMMERCIAL REALTY CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

DECEMBER 31, 2021

In March 2016, the board of directors (the “Board”) approved a securities repurchase plan and in November 2020, the Board reauthorized and approved the continued use of this plan to repurchase up to $20.0 million of the outstanding shares of the Company’s common stock. Additionally, the Board authorized the Company to enter into written trading plans under Rule 10b5-1 of the Securities Exchange Act of 1934 (“the Exchange Act”). In July 2021, the authorized amount was fully utilized.

In November 2021, the Board authorized and approved the continued use of its existing share repurchase program to repurchase an additional $20.0 million of the outstanding shares of the Company's common stock. Under the share repurchase program, the Company intends to repurchase shares through open market purchases, privately-negotiated transactions, block purchases or otherwise in accordance with applicable federal securities laws, including Rule 10b-18 and 10b5-1 of the Exchange Act.

During the years ended December 31, 2021 and 2020, the Company repurchased $18.4 million and $5.4 million of its common stock, representing approximately 1,346,424 and 535,485 shares, respectively. At December 31, 2021, $16.3 million remains available under this repurchase plan.

In connection with the Note and Warrant Purchase Agreement, the 12.00% Senior Unsecured Notes give Oaktree and MassMutual warrants to purchase an aggregate of up to 1,166,653 shares of common stock at an exercise price of $0.03 per share, subject to certain potential adjustments. On July 31, 2020, concurrently with the issuance of the 12.00% Senior Unsecured Notes, the Company issued to Oaktree warrants to purchase 391,995 shares of common stock for an aggregate purchase price of $42.0 million and issued to MassMutual warrants to purchase 74,666 shares of common stock for an aggregate purchase price of $8.0 million. The warrants are recorded in additional paid-in capital on the consolidated balance sheet at their fair value of $3.1 million at issuance. At any time and from time to time prior to July 31, 2022, the Company may elect to issue to Oaktree and MassMutual warrants to purchase an additional 699,992 shares of the common stock for a purchase price equal to the principal amount of the 12.00% Senior Unsecured Notes being issued. The warrants are immediately exercisable on issuance and expire seven years from the issuance date. The warrants can be exercised with cash or as a net exercise.

NOTE 14 - SHARE-BASED COMPENSATION

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

The Company recognized stock-based compensation expense of $1.7 million, $3.1 million and $2.2 million during the years ended December 31, 2021, 2020 and 2019, respectively, related to restricted stock.

The following table summarizes the Company’s restricted common stock transactions:

	Number of Shares	Weighted-Average Grant-Date Fair Value
Unvested shares at January 1, 2021	11,610	$6.46
Issued	333,329	17.39
Vested	(11,610)	6.46
Forfeited	—	—
Unvested shares at December 31, 2021	333,329	$17.39

The unvested restricted common stock shares are expected to vest during the following years:

Year	Shares
2022	83,331
2023	83,331
2024	83,331
2025	83,336
Total	333,329

(Back to Index)

(Back to Index)

ACRES COMMERCIAL REALTY CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

DECEMBER 31, 2021

The shares issued during the year ended December 31, 2021 will vest in installments over a four-year period, pursuant to the terms of the respective award agreements. At December 31, 2021, total unrecognized compensation costs relating to unvested restricted stock was $4.1 million based on the grant date fair value of shares granted. The cost is expected to be recognized over a weighted average period of 3.5 years.

The following table summarizes the status of the Company’s vested stock options at December 31, 2021:

Vested Options	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Vested at January 1, 2021	3,333	$76.80
Vested	—	—
Exercised	—	—
Forfeited	—	—
Expired	(3,333)	76.80
Vested at December 31, 2021	—	$—	—	$—

There were no options granted during the years ended December 31, 2021 or 2020. The outstanding stock options had contractual terms of ten years and expired in May 2021.

Under the Company’s Fourth Amended and Restated Management Agreement, as amended (“Management Agreement”), incentive compensation is paid quarterly. Up to 75% of the incentive compensation is paid in cash and at least 25% is paid in the form of an award of common stock recorded in management fees on the consolidated statements of operations. No incentive compensation was paid to the Manager for the years ended December 31, 2021 and 2020. During the year ended December 31, 2019, the Company incurred incentive compensation payable to the Prior Manager of $606,000 of which $455,000 was paid in cash and $151,000, representing 4,435 shares, was paid in common stock.

The Omnibus Plan and the Manager Plan are administered by the compensation committee of our Board (the “Compensation Committee”). In 2020, the Compensation Committee and the Board created parameters for equity awards, whereby they are no longer discretionary but are now based upon the Company’s achievement of performance parameters using book value of the common stock as the appropriate benchmark. See Note 18 for a description of awards made under the Manager Plan.

(Back to Index)

(Back to Index)

ACRES COMMERCIAL REALTY CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

DECEMBER 31, 2021

NOTE 15 - EARNINGS PER SHARE

The following table presents a reconciliation of basic and diluted earnings (losses) per common share for the periods presented as follows (dollars in thousands, except per share amounts):

	Years Ended December 31,
	2021	2020	2019
Net income (loss) from continuing operations	$33,923	$(197,713)	$36,217
Net income allocated to preferred shares	(15,887)	(10,350)	(10,350)
Net income (loss) from continuing operations allocable to common shares	18,036	(208,063)	25,867
Net loss from discontinued operations, net of tax	—	—	(251)
Net income (loss) allocable to common shares	$18,036	$(208,063)	$25,616

Weighted average number of common shares outstanding:
Weighted average number of common shares outstanding - basic	9,269,607	10,566,904	10,476,704
Weighted average number of warrants outstanding (1)	466,661	196,357	—
Total weighted average number of common shares outstanding - basic	9,736,268	10,763,261	10,476,704
Effect of dilutive securities - unvested restricted stock	26,949	—	80,081
Weighted average number of common shares outstanding - diluted	9,763,217	10,763,261	10,556,785

Net income (loss) per common share - basic:
Continuing operations	$1.85	$(19.33)	$2.47
Discontinued operations	—	—	(0.02)
Net income (loss) per common share - basic	$1.85	$(19.33)	$2.45
Net income (loss) per common share - diluted:
Continuing operations	$1.85	$(19.33)	$2.45
Discontinued operations	—	—	(0.02)
Net income (loss) per common share - diluted	$1.85	$(19.33)	$2.43
(1)	See Note 13 for further details regarding the warrants.

For the 4.50% Convertible Senior Notes, the Company has the intent and ability to settle the principal amount in cash and intends to settle the conversion feature for the amount above the conversion price, or the conversion spread, if any, in common stock. The Company uses the treasury stock method for calculating any potential dilutive effect of the conversion spread on diluted EPS, if applicable. The conversion spread will have a dilutive impact on diluted EPS when the average market price of the Company’s common stock for a given period exceeds the conversion price of the 4.50% Convertible Senior Notes. For the years ended December 31, 2021, 2020 and 2019, the average market price of the Company’s common stock did not exceed the conversion price of the 4.50% Convertible Senior Notes. Additionally, during the year ended December 31, 2019, the average market price of the Company’s common stock did not exceed the conversion price of the 8.00% Convertible Senior Notes. As such the Convertible Senior Notes have been excluded from the computation of diluted earnings per share. The conversion rate and conversion price for the 4.50% Convertible Senior Notes are described further in Note 12.

NOTE 16 - DISTRIBUTIONS

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

The Company’s 2022 dividends will be determined by the Company’s Board, which will also consider the composition of any dividends declared, including the option of paying a portion in cash and the balance in additional shares of common stock.

For the years ended December 31, 2021 and 2020, the Company did not pay any common share distributions. For the year ended December 31, 2019, the Company declared and subsequently paid dividends of $2.85 per common share.

(Back to Index)

(Back to Index)

ACRES COMMERCIAL REALTY CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

DECEMBER 31, 2021

The following tables present dividends declared (on a per share basis) for the years ended December 31, 2021, 2020 and 2019 with respect to the Company’s common stock, Series C Preferred Stock and Series D Preferred Stock:

	Common Stock
	Date Paid	Total Dividend Paid	Dividend Per Share
		(in thousands)
2019
December 31	January 28, 2020	$8,767	$0.825
September 30	October 25	$7,967	$0.75
June 30	July 26	$7,172	$0.675
March 31	April 26	$6,373	$0.60

	Series C Preferred Stock			Series D Preferred Stock
	Date Paid	Total Dividend Paid	Dividend Per Share	Date Paid	Total Dividend Paid	Dividend Per Share
		(in thousands)			(in thousands)
2021
December 31	January 31, 2022	$2,588	$0.5390625	January 31, 2022	$2,268	$0.4921875
September 30	November 1	$2,588	$0.5390625	November 1	$2,264	$0.4921875
June 30	July 30	$2,588	$0.5390625	July 30	$1,736	$0.3773440
March 31	April 30	$2,588	$0.5390625	N/A	N/A	N/A
2020
December 31	February 1, 2021	$2,587	$0.5390625	N/A	N/A	N/A
March 31, June 30, and September 30	October 25	$7,763	$1.6171875	N/A	N/A	N/A
2019
December 31	January 30, 2020	$2,587	$0.5390625	N/A	N/A	N/A
September 30	October 30	$2,588	$0.5390625	N/A	N/A	N/A
June 30	July 30	$2,587	$0.5390625	N/A	N/A	N/A
March 31	April 30	$2,588	$0.5390625	N/A	N/A	N/A

NOTE 17 - ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

The following table presents the changes in each component of accumulated other comprehensive income (loss) for the year ended December 31, 2021 (in thousands):

Accumulated Other Comprehensive Loss - Net Unrealized Gain on Derivatives
Balance at January 1, 2021	$(9,978)
Amounts reclassified from accumulated other comprehensive loss (1)	1,851
Balance at December 31, 2021	$(8,127)

(1)	Amounts reclassified from accumulated other comprehensive loss are reclassified to interest expense on the Company’s consolidated statements of operations.

(Back to Index)

(Back to Index)

ACRES COMMERCIAL REALTY CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

DECEMBER 31, 2021

NOTE 18 - RELATED PARTY TRANSACTIONS

Management Agreement

In March 2005, the Company entered into a Management Agreement, which was last amended on February 16, 2021, with the Manager pursuant to which the Manager provides the day-to-day management of the Company’s operations. The Management Agreement requires the Manager to manage the Company’s business affairs in conformity with the policies and investment guidelines established by the Company’s Board. The Manager provides its services under the supervision and direction of the Company’s Board. The Manager is responsible for the selection, purchase and sale of the Company’s portfolio investments, its financing activities and providing investment advisory services. The Manager and its affiliates also provide the Company with a Chief Financial Officer and a sufficient number of additional accounting, finance, tax and investor relations professionals. The Manager receives fees and is reimbursed for its expenses as follows:

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

DECEMBER 31, 2021

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

•

Reimbursement of expenses for personnel of the Manager or its affiliates for their services in connection with the making of fixed-rate commercial real estate loans by the Company, in an amount equal to one percent of the principal amount of each such loan made.

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

DECEMBER 31, 2021

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

Effective on July 31, 2020, the Company has a Management Agreement with the Manager pursuant to which the Manager provides the day-to-day management of the Company’s operations and receives management fees. For the years ended December 31, 2021 and 2020, the Manager earned base management fees of approximately $6.1 million and $2.2 million. No incentive compensation was earned for the years ended December 31, 2021 and 2020. At December 31, 2021 and 2020, $561,000 and $442,000 of base management fees were payable by the Company to the Manager. There was no incentive compensation payable at December 31, 2021 and 2020. The Manager and its affiliates provided the Company with a Chief Financial Officer and a sufficient number of additional accounting, finance, tax and investor relations professionals. The Company reimbursed the Manager’s expenses for (a) the wages, salaries and benefits of the Chief Financial Officer, and (b) a portion of the wages, salaries and benefits of accounting, finance, tax and investor relations professionals, in proportion to such personnel’s percentage of time allocated to the Company’s operations. The Company reimbursed out-of-pocket expenses and certain other costs incurred by the Manager that related directly to the Company’s operations. For the years ended December 31, 2021 and 2020, the Company reimbursed the Manager $4.7 million and $1.8 million for all such compensation and costs. At December 31, 2021 and 2020, the Company had payables to the Manager pursuant to the Management Agreement totaling approximately $1.2 million and $380,000, respectively, related to such compensation and costs. The Company’s base management fee payable and expense reimbursements payable were recorded in management fee payable and accounts payable and other liabilities on the consolidated balance sheet, respectively.

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

During the years ended December 31, 2021 and 2020, the Company recorded interest income of $357,000 and $153,000 on the ACRES Loan in other income on the consolidated statements of operations. At December 31, 2021 and 2020, the ACRES Loan had a principal balance of $11.6 million and $11.9 million recorded in loan receivable - related party on the consolidated balance sheet. At December 31, 2021 and 2020, the ACRES loan had no interest receivable.

The Company did not originate any loans that were refinanced from loans originated by affiliates of the Manager during the year ended December 31, 2021. During the year ended December 31, 2020, the Company originated two CRE whole loans with a total par value of $24.0 million that were refinanced from loans originated by affiliates of the Manager. During the year ended December 31, 2021, the Company acquired 100% equity in one property, which previously served as collateral for a loan held by an affiliate of the Manager prior to the acquisition. The Company did not acquire properties with any relation to the Manager or its affiliates during the year ended December 31, 2020.

At December 31, 2021, the Company retained equity in three securitization entities that were structured for the Company by the Manager. Under the Management Agreement, the Manager was not separately compensated by the Company for executing this transaction and was not separately compensated for managing the securitization entity and its assets.

(Back to Index)

(Back to Index)

ACRES COMMERCIAL REALTY CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

DECEMBER 31, 2021

Relationship with ACRES Capital Servicing LLC. Under the MassMutual Loan Agreement, ACRES Capital Servicing LLC (“ACRES Capital Servicing”), an affiliate of ACRES Capital Corp. and the Manager, serves as the portfolio servicer. Additionally, ACRES Capital Servicing served as the special servicer of XAN 2019-RSO7 and serves as special servicer of XAN 2020-RSO8, XAN 2020-RSO9, ACR 2021-FL1, and ACR 2021-FL2. During the year ended December 31, 2021, ACRES Capital Servicing received no portfolio servicing fees. During the year ended December 31, 2021, ACRES Capital Servicing received $14,000 in special servicing fees recorded as a reduction to interest income in the consolidated statements of operations. During the year ended December 31, 2020, ACRES Capital Servicing received no portfolio servicing fees or special servicing fees.

Relationship with ACRES Collateral Manager, LLC. ACRES Collateral Manager, LLC, an affiliate of ACRES Capital Corp. and the Manager, serves as the collateral manager of ACR 2021-FL1 and ACR 2021-FL2, a role for which it waived its fee.

Relationship with ACRES Development, LLC. ACRES Development Management, LLC (“DevCo”) is a wholly owned subsidiary of ACRES Capital Corp., the parent of the Manager. DevCo acts in various capacities as a co-developer or owner’s representative for direct equity investments within the Company’s portfolio. In November 2021 and December 2021, the joint venture entities of the two CRE equity investments acquired through direct investment entered into development agreements with DevCo (the “Development Agreements”). Pursuant to the Development Agreements, DevCo agreed to manage the development of the projects associated with each equity investment in accordance with a development standard in exchange for fees equal to between 1.25% and 1.5% of all project costs. No fees were incurred or paid to DevCo for services rendered under the Development Agreements during the year ended December 31, 2021.

Relationship with ACRES Share Holdings, LLC. In June 2021, the Company’s Manager Incentive Plan was approved by its shareholders, which authorized up to 1,100,000 shares of common stock for issuance to the Manager (less shares of common stock issued or subject to awards under the Omnibus Plan). ACRES Share Holdings, LLC, an affiliate of ACRES Capital Corp. and the Manager, was granted 299,999 shares during the year ended December 31, 2021, which will vest 25% for four years, on each anniversary of the issuance date. See Note 14 for additional details.

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

Prior to July 31, 2020, the Company had a management agreement with the Prior Manager pursuant to which the Prior Manager provided the day-to-day management of the Company’s operations and received substantial fees. For the years ended 2020 and 2019, the Prior Manager earned base management fees of $3.8 million and $8.3 million, respectively. The Prior Manager did not earn incentive compensation for the year ended December 31, 2020. For the year ended December 31, 2019, the Prior Manager earned incentive compensation of $606,000, of which $455,000 was paid in cash and $151,000 was paid in common stock. At December 31, 2020, there were no base management fees payable by the Company to the Prior Manager. There was no incentive compensation payable at December 31, 2020. The Prior Manager and its affiliates provided the Company with a Chief Financial Officer and a sufficient number of additional accounting, finance, tax and investor relations professionals. The Company reimbursed the Prior Manager’s and its affiliates’ expenses for (a) the wages, salaries and benefits of the Chief Financial Officer, (b) a portion of the wages, salaries and benefits of accounting, finance, tax and investor relations professionals, in proportion to such personnel’s percentage of time allocated to the Company’s operations, and (c) personnel principally devoted to the Company’s ancillary operating subsidiaries. The Company reimbursed out-of-pocket expenses and certain other costs incurred by the Prior Manager and its affiliates that related directly to the Company’s operations. For the years ended December 31, 2020 and 2019, the Company reimbursed the Prior Manager $4.1 million and $4.2 million, respectively, for all such compensation and costs. The Company had no payables to Resource America and its subsidiaries at December 31, 2020. The Company’s base management fee payable and expense reimbursements payable were recorded in management fee payable and accounts payable and other liabilities on the consolidated balance sheets, respectively.

(Back to Index)

(Back to Index)

ACRES COMMERCIAL REALTY CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

DECEMBER 31, 2021

At December 31, 2021, the Company retained equity in four securitization entities, respectively, that were structured for the Company by the Prior Manager, although three of the securitization entities were substantially liquidated as of December 31, 2021. Under the Management Agreement, the Prior Manager was not separately compensated by the Company for executing these transactions and was not separately compensated for managing the securitizations entities and their assets.

Relationship with Resource Real Estate, LLC. Resource Real Estate, LLC (“Resource Real Estate”), an indirect wholly-owned subsidiary of Resource America and C-III, originated, financed and managed the Company’s CRE loan portfolio until the ACRES acquisition on July 31, 2020. The Company reimbursed Resource Real Estate for loan origination costs associated with all loans originated.

Resource Real Estate served as special servicer for the following liquidated real estate securitization transactions, which provided financing for CRE loans: (i) Resource Capital Corp. 2014-CRE2, Ltd., a $353.9 million securitization that closed in July 2014 and liquidated in August 2017; (ii) Resource Capital Corp. 2015-CRE3, Ltd., a $346.2 million securitization that closed in February 2015 and liquidated in August 2018; (iii) Resource Capital Corp. 2015-CRE4, Ltd., a $312.9 million securitization that closed in August 2015 and liquidated in July 2018; and (iv) Resource Capital Corp. 2017-CRE5, Ltd. (“RCC 2017-CRE5”), a $376.7 million securitization that closed in July 2017 and liquidated in July 2019. Resource Real Estate also served as special servicer for XAN 2020-RSO8, a $522.6 million securitization that closed in March 2020. Resource Real Estate did not earn any special servicing fees during the years ended December 31, 2020 and 2019.

Relationship with C-III Commercial Mortgage LLC and C3AM. In May 2019, ACRES RF entered into a Mortgage Loan Sale and Purchase Agreement (the “May 2019 Loan Acquisition Agreement”) with C-III Commercial Mortgage LLC (“C-III Commercial Mortgage”), a wholly-owned subsidiary of C-III, that provided for the acquisition by ACRES RF of certain CRE loans on a servicing-released basis at par, plus accrued and unpaid interest on each loan for an aggregate purchase price of $197.6 million. In accordance with the terms of the May 2019 Loan Acquisition Agreement, C-III Commercial Mortgage retains its title to all exit fees in excess of 0.50% of the outstanding principal balance. During the years ended December 31, 2021, 2020, and 2019, C-III Commercial Mortgage earned approximately $361,000, $74,000 and $108,000, respectively, in exit fees. The Company had no outstanding payables to C-III Commercial Mortgage of at December 31, 2021 and outstanding payables of $48,000 at December 31, 2020.

C-III Asset Management LLC (“C3AM”) served as the primary servicer for the CRE loans acquired in the May 2019 Loan Acquisition Agreement and for the CRE loans collateralizing RCC 2017-CRE5, XAN 2018-RSO6, a $514.2 million securitization that closed in June 2018 and liquidated in September 2020, and XAN 2019-RSO7, a $687.2 million securitization that closed in April 2019 and liquidated in May 2021. C3AM received servicing fees, payable monthly on an asset-by-asset basis. C3AM served as special servicer for C40, XAN 2018-RSO6 and XAN 2019-RSO7, under which it received a base special servicing fee. During the year ended December 31, 2019, C3AM earned approximately $565,000.

On December 31, 2019, C3AM was sold by C-III to an unaffiliated third party. As such, C3AM ceased being a related party under common control effective January 1, 2020.

Relationship with Resource Real Estate Opportunity REIT

In July 2020, ACRES and the Company entered into agreements with Resource America pursuant to which Resource America provided office space and other office-related services as well as performed an internal audit program. In September 2020, the sublease was assigned from Resource America to Resource Real Estate Opportunity REIT and the internal audit engagement letter was assigned from Resource America to Resource NewCo LLC, a subsidiary of Resource Real Estate Opportunity REIT. A former non-employee director of the Company is an executive at, and a director of, Resource Real Estate Opportunity REIT. During the years ended December 31, 2021 and 2020, the Company incurred $67,000 and $45,000 of expenses in connection with these agreements. The Company had no payables to Resource Real Estate Opportunity REIT at December 31, 2021 or 2020. These agreements were terminated as of March 31, 2021.

NOTE 19 - FAIR VALUE OF FINANCIAL INSTRUMENTS

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

DECEMBER 31, 2021

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

The following table presents additional information about the Company’s assets that are measured at fair value on a recurring basis for which the Company has utilized Level 3 inputs (in thousands):

CMBS
Balance, January 1, 2021	$2,080
Included in earnings	878
Sales	(2,958)
Balance, December 31, 2021	$—

In November 2020, the Company received the deed-in-lieu of foreclosure on a property that formerly collateralized a CRE whole loan. The property was appraised and determined to have a total fair value of $39.8 million, comprising a building, building improvements, site improvements, furniture and fixtures, a below market lease intangible asset, a franchise intangible asset and value relating to the existing customer list, at the time of acquisition.

In October 2021, the Company received the deed in lieu of foreclosure on a property that formerly collateralized a CRE whole loan. The property was appraised and determined to have a fair value of $17.6 million at the time of acquisition.

In November 2019, the Company foreclosed on its remaining legacy CRE loan held for sale, and obtained ownership of the underlying property, which remained classified as an asset held for sale on the consolidated balance sheets, recorded at the lower of cost or fair market value. The property was sold in December 2020 for proceeds of $10.3 million. During the years ended December 31, 2020 and 2019, the Company recorded losses of $8.8 million and $4.7 million, respectively, on the remaining CRE asset held for sale, which included protective advances to cover borrower operating losses of $2.7 million and $1.2 million, respectively. During the year ended December 31, 2020, the loss was primarily attributable to fair value charges of $6.2 million in connection with the offers received on the property adjusted for the estimated costs to sell.

The Company is required to disclose the fair value of financial instruments for which it is practicable to estimate that value. The fair values of the Company’s short-term financial instruments such as cash and cash equivalents, restricted cash, accrued interest receivable, principal paydowns receivable, accrued interest payable and distributions payable approximate their carrying values on the consolidated balance sheets. The fair value of the Company’s investment securities available-for-sale are reported in Note 10. The fair values of the Company’s derivative instruments are reported in Note 20.

The fair values of the Company’s loans held for investment are measured by discounting the expected future cash flows using the current interest rates at which similar loans would be made to borrowers with similar credit ratings and for the same remaining maturities. Par values of loans with variable interest rates are expected to approximate fair value unless evidence of credit deterioration exists, in which case the fair value approximates the par value less the loan’s allowance estimated through individual evaluation. Fair values of loans with fixed rates are calculated using the net present values of future cash flows, discounted at market rates. The Company’s floating-rate CRE loans had interest rates from 3.01% to 9.00% and 4.10% to 9.75% at December 31, 2021 and 2020, respectively.

The fair value of the Company’s mezzanine loan is measured by discounting the remaining contractual cash flows using the current interest rates at which similar instruments would be originated for the same remaining maturity. The Company’s mezzanine loan is discounted at a rate of 10.00%.

The fair values of the Company’s preferred equity investments were measured by discounting the instruments’ remaining contractual cash flows using current interest rates at which similar instruments would be originated for the same remaining maturities. The Company’s preferred equity investments were discounted at a rate of 12.08% and 11.54% at December 31, 2020. The Company’s two preferred equity investments paid off in March 2021 and April 2021, respectively.

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

DECEMBER 31, 2021

Senior notes in CRE securitizations are estimated using a discounted cash flow model with implied yields based on trades for similar securities.

The fair value of the senior secured financing facility is measured by discounting the facility’s remaining contractual cash flows using the current interest rate at which a similar debt instrument would be issued for the same remaining maturity. The fair value of the senior secured financing facility is estimated using a discounted cash flow model that discounts the expected future cash flows at a rate of 5.75%. At December 31, 2021, there were no borrowings outstanding on the senior secured financing facility.

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

The fair values of the junior unsubordinated notes RCT I and RCT II are estimated by using a discounted cash flow model.

The fair values of the Company’s remaining financial and non-financial instruments that are not reported at fair value on the consolidated balance sheets are reported in the following table (in thousands, except amount in footnotes):

		Fair Value Measurements
	Carrying Value	Fair Value	Quoted Prices in Active Markets for Identical Assets of Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
At December 31, 2021:
Assets:
CRE whole loans	$1,869,301	$1,889,499	$—	$—	$1,889,499
CRE mezzanine loan	$4,445	$4,700	$—	$—	$4,700
Loan receivable - related party	$11,575	$10,407	$—	$—	$10,407
Liabilities:
Senior notes in CRE securitizations	$1,466,499	$1,473,893	$—	$—	$1,473,893
Warehouse financing facilities	$66,771	$68,905	$—	$—	$68,905
4.50% Convertible Senior Notes	$86,431	$87,873	$—	$—	$87,873
5.75% Senior Unsecured Notes (1)	$146,607	$148,125	$—	$—	$148,125
Junior subordinated notes	$51,548	$41,424	$—	$—	$41,424
At December 31, 2020:
Assets:
CRE whole loans	$1,477,295	$1,513,822	$—	$—	$1,513,822
CRE mezzanine loan	$4,399	$4,700	$—	$—	$4,700
CRE preferred equity investments	$25,988	$27,650	$—	$—	$27,650
CRE whole loans, fixed-rate(2)	$4,809	$4,809	$—	$—	$4,809
Loan receivable - related party	$11,875	$10,184	$—	$—	$10,184
Liabilities:
Senior notes in CRE securitizations	$1,027,929	$1,030,854	$—	$—	$1,030,854
Senior secured financing facility	$29,314	$33,360	$—	$—	$33,360
Warehouse financing facility	$12,258	$13,516	$—	$—	$13,516
4.50% Convertible Senior Notes	$137,252	$132,437	$—	$—	$132,437
12.00% Senior Unsecured Notes	$46,426	$58,910	$—	$—	$58,910
Junior unsubordinated notes	$51,548	$31,955	$—	$—	$31,955

(1)	Carrying value includes deferred debt issuance costs of $307,000 from the redeemed 12.00% Senior Unsecured Notes.
(2)	Classified as other assets on the consolidated balance sheet.

(Back to Index)

(Back to Index)

ACRES COMMERCIAL REALTY CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

DECEMBER 31, 2021

NOTE 20 - MARKET RISK AND DERIVATIVE INSTRUMENTS

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

The Company also historically managed its interest rate risk with interest rate swaps. Interest rate swaps are contracts between two parties to exchange cash flows based on specified underlying notional amounts, assets and/or indices.

The Company seeks to manage the extent to which net income changes as a function of changes in interest rates by matching adjustable-rate assets with variable-rate borrowings.

The Company classified its interest rate swap contracts as cash flow hedges, which are hedges that eliminate the risk of changes in the cash flows of a financial asset or liability.

The Company terminated all of its interest rate swap positions associated with its financed CMBS portfolio in April 2020. At termination, the Company realized a loss of $11.8 million. At December 31, 2021 and 2020, the Company had losses of $8.5 million and $10.4 million, respectively, recorded in accumulated other comprehensive (loss) income, which will be amortized into earnings over the remaining life of the debt. During the years ended December 31, 2021 and 2020, the Company recorded amortization expense, reported in interest expense on the consolidated statements of operations, of $1.9 million and $1.3 million, respectively.

At December 31, 2021 and 2020, the Company had an unrealized gain of $347,000 and $438,000, respectively, attributable to two terminated interest rate swaps in accumulated other comprehensive income (loss) on the consolidated balance sheets, to be accreted into earnings over the remaining life of the debt. The Company recorded accretion income, reported in interest expense on the consolidated statements of operations, of $91,000, $92,000 and $91,000 into earnings during the years ended December 31, 2021, 2020, and 2019, respectively.

The Company’s prior origination of fixed-rate CRE whole loans exposed it to market pricing risk in connection with the fluctuations of market interest rates. As market interest rates increase or decrease, the fair value of the fixed-rate CRE whole loans will decrease or increase accordingly. In order to mitigate this market price risk, the Company entered into interest rate swap contracts in which it pays a fixed rate of interest in exchange for a variable rate of interest, usually three-month LIBOR. Unrealized gains and losses on the value of these swap contracts were recorded in other income (expense) on the consolidated statements of operations. In December 2020, these interest rate swap contracts were terminated.

The following tables present the effect of the derivative instruments on the consolidated statements of operations during the years ended December 31, 2021, 2020 and 2019:

The Effect of Derivative Instruments on the Consolidated Statements of Operations (in thousands)

	Derivatives
Year Ended December 31, 2021	Consolidated Statements of Operations Location	Realized and Unrealized Gain (Loss) (1)
Interest rate swap contracts, hedging	Interest expense	$(1,851)

	Derivatives
Year Ended December 31, 2020	Consolidated Statements of Operations Location	Realized and Unrealized Gain (Loss) (1)
Interest rate swap contracts	Other (expense) income	$(10)
Interest rate swap contracts, hedging	Interest expense	$(1,562)

	Derivatives
Year Ended December 31, 2019	Consolidated Statements of Operations Location	Realized and Unrealized Gain (Loss) (1)
Interest rate swap contracts, hedging	Interest expense	$(138)

(1)	Negative values indicate a decrease to the associated consolidated statements of operations line items.

(Back to Index)

(Back to Index)

ACRES COMMERCIAL REALTY CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

DECEMBER 31, 2021

NOTE 21 - OFFSETTING OF FINANCIAL ASSETS AND LIABILITIES

The following table presents a summary of the Company’s offsetting of financial liabilities and derivative liabilities (in thousands, except amounts in footnotes):

	(i) Gross Amounts	(ii) Gross Amounts Offset on the	(iii) = (i) - (ii) Net Amounts of Liabilities Presented on the	(iv) Gross Amounts Not Offset on the Consolidated Balance Sheets
	of Recognized Liabilities	Consolidated Balance Sheets	Consolidated Balance Sheets	Financial Instruments (1)	Cash Collateral Pledged	(v) = (iii) - (iv) Net Amount
At December 31, 2021:
Warehouse financing facilities (2)	$66,771	$—	$66,771	$66,771	$—	$—
At December 31, 2020:
Warehouse financing facilities (2)	$12,258	$—	$12,258	$12,258	$—	$—

(1)	Amounts represent financial instruments pledged that are available to be offset against liability balances associated with term warehouse financing facilities, repurchase agreements and derivatives.
(2)

The combined fair value of securities and loans pledged against the Company’s various warehouse financing facilities and repurchase agreements was $102.0 million and $20.0 million at December 31, 2021 and 2020, respectively.

All balances associated with warehouse financing facilities are presented on a gross basis on the Company’s consolidated balance sheets.

Certain of the Company’s warehouse financing facilities are governed by underlying agreements that generally provide for a right of offset in the event of default or in the event of a bankruptcy of either party to the transaction.

NOTE 22 - INCOME TAXES

The following table details the components of income taxes at the Company’s TRSs (in thousands):

Years Ended December 31,
	2021	2020	2019
Income tax (benefit) expense:
Current:
Federal	$—	$—	$—
State	—	—	—
Total current	—	—	—
Deferred:
Federal	—	—	—
State	—	—	—
Total deferred	—	—	—
Total	$—	$—	$—

(Back to Index)

(Back to Index)

ACRES COMMERCIAL REALTY CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

DECEMBER 31, 2021

A reconciliation of the income tax expense based upon the statutory tax rate to the effective income tax rate was as follows for the Company’s TRSs for the years presented (in thousands):

	Years Ended December 31,
	2021	2020	2019
Income tax (benefit) expense:
Statutory tax	$(66)	$(37)	$6
State and local taxes, net of federal benefit	(59)	(3,353)	2,716
True-up of prior period tax expense	—	—	816
Valuation allowance	125	6,407	(5,402)
Discontinued operations adjustment	—	—	863
Other items	—	(3,017)	1,001
Total	$—	$—	$—

The components of deferred tax assets and liabilities were as follows for the Company’s TRSs (in thousands):

	December 31,
	2021	2020
Deferred tax assets related to:
Federal, state and local loss carryforwards	$14,362	$13,764
Charitable contribution carryforward	58	58
Capital loss carryforward	327	327
Equity investments	6,728	7,369
Interest expense limitation 163(j)	202	—
Total deferred tax assets	21,677	21,518
Valuation allowance	(21,360)	(21,235)
Total deferred tax assets, net of valuation allowance	$317	$283

Deferred tax liabilities related to:
Amortization of intangibles	$(260)	$(252)
Unrealized gains	(57)	(31)
Total deferred tax liabilities	$(317)	$(283)

Deferred tax assets, net	$—	$—

At December 31, 2021 and 2020, the Company had $61.1 million and $59.4 million, respectively, of gross federal and $1.9 million and $1.6 million, respectively, of gross state and local net operating tax loss carryforwards (a collective deferred tax asset of $14.4 million and $13.8 million, respectively) reported in other assets in the Company’s consolidated balance sheets.

The Company also generated a gross capital loss carryforward of $969,000 (tax effected expense of $327,000) in 2021 and 2020. Due to changes in management’s focus regarding the non-core asset classes, the Company determined that it no longer expected to have sufficient forecasted taxable income to completely realize the tax benefits of the deferred tax assets at December 31, 2021 and 2020. Therefore, a full valuation allowance with a tax effected expense of $21.4 million and $21.2 million has been recorded against the deferred tax asset at December 31, 2021 and 2020, respectively. Management will continue to assess its estimate of the amount of deferred tax assets that the Company will be able to utilize.

The Company is subject to examination by the Internal Revenue Service for calendar years including and subsequent to 2018, and is subject to examination by state and local jurisdictions for calendar years including and subsequent to 2018.

(Back to Index)

(Back to Index)

ACRES COMMERCIAL REALTY CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

DECEMBER 31, 2021

NOTE 23 - QUARTERLY RESULTS

The following is a presentation of the quarterly results of operations:

	March 31	June 30	September 30	December 31
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
	(in thousands, except per share data)
Year ended December 31, 2021:
Interest income	$24,749	$25,793	$23,986	$26,504
Interest expense	13,724	18,702	14,534	14,615
Net interest income	$11,025	$7,091	$9,452	$11,889
Net income (loss)	$13,056	$13,639	$(4,928)	$12,156
Net income allocated to preferred shares	(2,588)	(3,568)	(4,877)	(4,854)
Net income (loss) allocable to common shares	$10,468	$10,071	$(9,805)	$7,302
Net income (loss) per common share - basic	$1.03	$1.04	$(1.03)	$0.77
Net income (loss) per common share - diluted	$1.03	$1.04	$(1.03)	$0.76

	March 31	June 30	September 30	December 31
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
	(in thousands, except per share data)
Year ended December 31, 2020:
Interest income	$33,290	$27,243	$24,638	$23,072
Interest expense	18,394	12,547	13,033	14,034
Net interest income	$14,896	$14,696	$11,605	$9,038
Net (loss) income	$(196,521)	$(33,400)	$8,159	$24,049
Net income allocated to preferred shares	(2,588)	(2,587)	(2,588)	(2,587)
Net (loss) income allocable to common shares	$(199,109)	$(35,987)	$5,571	$21,462
Net (loss) income per common share - basic	$(18.89)	$(3.41)	$0.51	$1.96
Net (loss) income per common share - diluted	$(18.89)	$(3.41)	$0.51	$1.95

NOTE 24 - COMMITMENTS AND CONTINGENCIES

The Company may become involved in litigation on various matters due to the nature of the Company’s business activities. The resolution of these matters may result in adverse judgments, fines, penalties, injunctions and other relief against the Company as well as monetary payments or other agreements and obligations. In addition, the Company may enter into settlements on certain matters in order to avoid the additional costs of engaging in litigation. Except as discussed below, the Company is unaware of any contingencies arising from such litigation that would require accrual or disclosure in the consolidated financial statements at December 31, 2021.

Primary Capital Mortgage, LLC (“PCM”) is subject to potential litigation related to claims for repurchases or indemnifications on loans that PCM has sold to third parties. At December 31, 2021 and 2020, no such litigation demand was outstanding. Reserves for such potential litigation demands are included in the reserve for mortgage repurchases and indemnifications that totaled $1.3 million and $1.5 million at December 31, 2021 and 2020, respectively. The reserves for mortgage repurchases and indemnifications are included in liabilities held for sale on the consolidated balance sheets.

Settled and Dismissed Litigation Matters

The Company did not have any general litigation reserve at December 31, 2021 or 2020.

(Back to Index)

(Back to Index)

ACRES COMMERCIAL REALTY CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

DECEMBER 31, 2021

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

Impact of COVID-19

As discussed in Note 2, the COVID-19 pandemic continues to plague countries throughout the globe as virus variants have emerged. While the U.S. and certain countries around the world have eased restrictions and financial markets and unemployment rates have stabilized to some degree, due in large part to the discovery and distribution of vaccines and other treatments, the pandemic continues to cause uncertainty on the U.S. and global economies, generally, and the CRE business in particular. The reinstatement of nationwide restrictions placed on businesses in response to COVID-19 may cause significant cash flow disruptions across the economy that may impact the Company’s borrowers and their ability to stay current with their debt obligations in the near term. Due to the fluidity of this situation, along with other world events, any prediction as to the ultimate adverse impact of the pandemic on economic and market conditions remains difficult to assess. The Company had no contingent liabilities recorded in connection with the COVID-19 pandemic at December 31, 2021 or 2020. However, the impact of the COVID-19 pandemic has had and may continue to have a long-term and material impact on its results of operations, financial condition and cash flows through the fiscal year 2022.

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

(Back to Index)

(Back to Index)

ACRES COMMERCIAL REALTY CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

DECEMBER 31, 2021

PCM is subject to additional claims for repurchases or indemnifications on loans that PCM has sold to investors. At December 31, 2021 and 2020, outstanding demands for indemnification, repurchase or make whole payments totaled $3.3 million. The Company’s estimated exposure for such outstanding claims, as well as unasserted claims, is included in its reserve for mortgage repurchases and indemnifications.

Unfunded Commitments

Unfunded commitments on the Company’s originated CRE loans generally fall into two categories: (1) pre-approved capital improvement projects; and (2) new or additional construction costs subject, in each case, to the borrower meeting specified criteria. Upon completion of the improvements or construction, the Company would receive additional interest income on the advanced amount. Whole loans had $157.6 million and $67.2 million in unfunded loan commitments at December 31, 2021 and 2020, respectively. Preferred equity investments had $2.5 million in unfunded investment commitments at December 31, 2020. The preferred equity investments paid off during the year ended December 31, 2021.

NOTE 25 - SUBSEQUENT EVENTS

The Company has evaluated subsequent events through the filing of this report and determined that, except for the subsequent events referred to in Note 7 and Note 12, there have not been any events that have occurred that would require adjustments to or disclosures in the consolidated financial statements.

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

Management assessed the effectiveness of our internal control over financial reporting at December 31, 2021. In making this assessment, management used the criteria set forth in the 2013 version of the Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based upon this assessment, management concluded that our internal control over financial reporting is effective at December 31, 2021.

Our independent registered public accounting firm, Grant Thornton LLP, audited our internal control over financial reporting at December 31, 2021. Their report, dated March 8, 2022, expressed an unqualified opinion on our internal control over financial reporting. This report is included in this Item 9A.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended December 31, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

(Back to Index)

(Back to Index)

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders

ACRES Commercial Realty Corp.

Opinion on internal control over financial reporting

We have audited the internal control over financial reporting of ACRES Commercial Realty Corp. (a Maryland corporation) and subsidiaries (the “Company”) as of December 31, 2021, based on criteria established in the 2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2021, based on criteria established in the 2013 Internal Control—Integrated Framework issued by COSO.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the consolidated financial statements of the Company as of and for the year ended December 31, 2021, and our report dated March 8, 2022 expressed an unqualified opinion on those financial statements.

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

/s/ GRANT THORNTON LLP

Philadelphia, Pennsylvania

March 8, 2022

(Back to Index)

(Back to Index)

ITEM 9B.	OTHER INFORMATION

None.

ITEM 9C.	DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not applicable.

(Back to Index)

(Back to Index)

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this item will be set forth in our definitive proxy statement with respect to our 2022 annual meeting of stockholders, to be filed on or before April 30, 2022 (“2022 Proxy Statement”), which is incorporated herein by this reference.

ITEM 11.	EXECUTIVE COMPENSATION

The information required by this item will be set forth in our 2022 Proxy Statement, which is incorporated herein by this reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this item will be set forth in our 2022 Proxy Statement, which is incorporated herein by this reference.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

The information required by this item will be set forth in our 2022 Proxy Statement, which is incorporated herein by this reference.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this item will be set forth in our 2022 Proxy Statement, which is incorporated herein by this reference.

(Back to Index)

(Back to Index)

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
(a)	The following documents are filed as part of this Annual Report on Form 10-K:
1.	Financial Statements

See Part II - Item 8 - “Financial Statements and Supplementary Data,” filed herewith, for a list of financial statements.

2.	Financial Statement Schedules
3.	Exhibits

Exhibit No.	Description
2.1(a)	Asset Purchase Agreement, dated June 6, 2017, by and among Stearns Lending, LLC, Primary Capital Mortgage, LLC, and Resource Capital Corp. (32)
2.1(b)	Mortgage Loan Sale and Purchase Agreement, dated May 29, 2019, by and between RCC Real Estate, Inc. and C-III Commercial Mortgage LLC. (44)
3.1(a)	Amended and Restated Articles of Incorporation of Resource Capital Corp. (1)
3.1(b)	Articles of Amendment to Restated Certificate of Incorporation of Resource Capital Corp. (27)
3.1(c)	Articles Supplementary 8.50% Series A Cumulative Redeemable Preferred Stock. (15)
3.1(d)	Articles Supplementary 8.50% Series A Cumulative Redeemable Preferred Stock. (16)
3.1(e)	Articles Supplementary 8.25% Series B Cumulative Redeemable Preferred Stock. (17)
3.1(f)	Articles Supplementary 8.50% Series A Cumulative Redeemable Preferred Stock. (21)
3.1(g)	Articles Supplementary 8.625% Fixed-to-Floating Series C Cumulative Redeemable Preferred Stock. (8)
3.1(h)	Articles Supplementary 7.875% Series D Cumulative Redeemable Preferred Stock, as corrected. (59)
3.1(i)	Articles of Amendment, effective May 25, 2018. (39)
3.1(j)	Articles of Amendment, effective February 16, 2021. (56)
3.1(k)	Articles of Amendment, effective May 28, 2021. (60)
3.2	Fourth Amended and Restated Bylaws of ACRES Commercial Realty Corp. (56)
4.1(a)	Form of Certificate for Common Stock for Resource Capital Corp. (1)
4.1(b)	Form of Certificate for 8.50% Series A Cumulative Redeemable Preferred Stock. (12)
4.1(c)	Form of Certificate for 8.25% Series B Cumulative Redeemable Preferred Stock. (17)
4.1(d)	Form of Certificate for 8.625% Fixed-to-Floating Series C Cumulative Redeemable Preferred Stock. (8)
4.1(e)	Form of Certificate for 7.875% Series D Cumulative Redeemable Preferred Stock. (59)
4.2(a)	Junior Subordinated Indenture between Resource Capital Corp. and Wells Fargo Bank, N.A., dated May 25, 2006. (2)
4.2(b)	Amendment to Junior Subordinated Indenture and Junior Subordinated Note due 2036 between Resource Capital Corp. and Wells Fargo Bank, N.A., dated October 26, 2009 and effective September 30, 2009. (6)
4.3(a)	Amended and Restated Trust Agreement among Resource Capital Corp., Wells Fargo Bank, N.A., Wells Fargo Delaware Trust Company and the Administrative Trustees named therein, dated May 25, 2006. (2)
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

4.8(b)	Form of 4.50% Convertible Senior Notes due 2022 (included in Exhibit 4.8(b)).
4.9	Description of Registrant’s Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934.
4.10(a)	Base Indenture, dated August 16, 2021, between the Company and the Trustee. (63)
4.10(b)	First Supplemental Indenture, dated August 16, 2021, between the Company and the Trustee. (63)
4.10(c)	Form of 5.75% Senior Note due 2026 (included in Exhibit 4.10(b)).

(Back to Index)

(Back to Index)

10.1(a)	Fourth Amended and Restated Management Agreement, dated as of July 31, 2020, by and among Exantas Capital Corp., ACRES Capital, LLC and ACRES Capital Corp. (51)
10.1(b)

First Amendment to Fourth Amended and Restated Management Agreement, dated as of February 16, 2021, by and among ACRES Commercial Realty Corp. f/k/a Exantas Capital Corp., ACRES Capital, LLC and ACRES Capital Corp. (57)

10.2(a)	2005 Stock Incentive Plan. (1)
10.2(b)	Form of Stock Award Agreement. (7)
10.2(c)	Form of Stock Option Agreement. (7)
10.3(a)	Second Amended and Restated Omnibus Equity Compensation Plan. (45)
10.3(b)	Amendment No. 1 to the Exantas Capital Corp. Second Amended and Restated Omnibus Equity Compensation Plan. (52)
10.3(c)	Third Amended and Restated Omnibus Equity Compensation Plan. (58)
10.3(d)	Form of Stock Award Agreement. (25)
10.3(e)	Form of Stock Award Agreement (for employees with Resource America, Inc. employment agreements). (25)
10.4	Form of Indemnification Agreement. (33)
10.5(a)

Loan and Servicing Agreement, dated as of July 31, 2020, among RCC Real Estate SPE Holdings LLC, as Holdings, RCC Real Estate SPE 9 LLC, as the Borrower, Massachusetts Mutual Life Insurance Company and the other Lenders from time to time party thereto, Wells Fargo Bank, National Association, as the Administrative Agent, Massachusetts Mutual Life Insurance Company, as the Facility Servicer, ACRES Capital Servicing LLC, as the Portfolio Asset Servicer, and Wells Fargo Bank, National Association, as the Collateral Custodian. (51)

10.5(b)

First Amendment to Loan and Servicing Agreement, dated as of September 16, 2020, among RCC Real Estate SPE Holdings LLC, RCC Real Estate SPE 9 LLC, Massachusetts Mutual Life Insurance Company and Wells Fargo Bank, National Association, as the Administrative Agent. (53)

10.5(c)

Second Amendment to Loan and Servicing Agreement, dated as of May 25, 2021, among RCC Real Estate SPE Holdings LLC, RCC Real Estate SPE 9 LLC, Massachusetts Mutual Life Insurance Company and Wells Fargo Bank, National Association as the Administrative Agent. (62)

10.5(d)

Third Amendment to Loan and Servicing Agreement, dated as of August 16, 2021, among RCC Real Estate SPE Holdings LLC, RCC Real Estate SPE 9 LLC, the Lenders party thereto and Mutual Life Insurance Company and Wells Fargo Bank, National Association as the Administrative Agent. (68)

10.5(e)

Guaranty, dated as of July 31, 2020, by Exantas Capital Corp., and each of Exantas Real Estate Funding 2018-RSO6 Investor, LLC, Exantas Real Estate Funding 2019-RSO7 Investor, LLC, and Exantas Real Estate Funding 2020-RSO8 Investor, LLC, in favor of the Secured Parties. (51)

10.6(a)	Note and Warrant Purchase Agreement, dated as of July 31, 2020, by and among Exantas Capital Corp. and the Purchasers signatory thereto. (51)
10.6(b)	Agreement between the Company, OCM XAN Holdings PT, LLC and the Massachusetts Mutual Life Insurance Company, dated August 18, 2021. (64)
10.6(c)	Amendment No. 1 to Note and Warrant Purchase Agreement, dated January 31, 2022, between ACRES Commercial Realty Corp. and the Purchasers signatory thereto. (69)
10.7	Promissory Note, dated as of July 31, 2020, issued by ACRES Capital Corp. to RCC Real Estate, Inc. (51)
10.8(a)	Manager Incentive Plan. (58)
10.8(b)	Form of Stock Award Agreement Under the Manager Incentive Plan. (61)
10.9	Equity Distribution Agreement, dated October 4, 2021, by and among ACRES Commercial Realty Corp., ACRES Capital, LLC and JonesTrading Institutional Services LLC. (66)
21.1	List of Subsidiaries of ACRES Commercial Realty Corp.
23.1	Consent of Grant Thornton LLP.
31.1	Rule 13a-14(a)/Rule 15d-14(a) Certification of Chief Executive Officer.
31.2	Rule 13a-14(a)/Rule 15d-14(a) Certification of Chief Financial Officer.
32.1	Certification Pursuant to 18 U.S.C. Section 1350.
32.2	Certification Pursuant to 18 U.S.C. Section 1350.
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

99.1(d)	Amended and Restated Guaranty Agreement made by Exantas Capital Corp., as guarantor, and Wells Fargo Bank, National Association, dated as of July 19, 2018 (11)
99.2(a)	Master Repurchase Agreement between RCC Real Estate SPE 7, LLC and Barclays Bank PLC, dated as of April 10, 2018. (38)
99.2(b)	First Amendment to Master Repurchase Agreement between RCC Real Estate SPE 7, LLC and Barclays Bank PLC dated as of March 9, 2021. (57)
99.2(c)	Second Amendment to Master Repurchase Agreement and First Amendment to Fee Letter, dated October 29, 2021, between RCC Real Estate SPE 7, LLC and Barclays Bank PLC. (67)

(Back to Index)

(Back to Index)

99.2(d)	Third Amendment to Master Repurchase Agreement, dated February 3, 2022, between RCC Real Estate SPE 7, LLC and Barclays Bank PLC. (69)
99.2(e)	Guaranty dated as of April 10, 2018, made by Resource Capital Corp., as guarantor, in favor of Barclays Bank PLC. (38)
99.2(f)	First Amendment to Guaranty dated as of May 7, 2020, made by Exantas Capital Corp., f/k/a Resource Capital Corp., as guarantor, in favor of Barclays Bank PLC. (50)
99.2(g)	Second Amendment to Guaranty, dated October 2, 2020, made by Exantas Capital Corp. as guarantor in favor of Barclays Bank PLC. (54)
99.2(h)	Third Amendment to Guaranty, dated October 29, 2021, made by ACRES Commercial Realty Corp. as guarantor in favor of Barclays Bank PLC. (67)
99.3(a)	Master Repurchase Agreement for $250,000,000 between RCC Real Estate SPE 8, LLC, as Seller, and JPMorgan Chase Bank, National Association, as Buyer, dated October 26, 2018. (40)
99.3(b)	First Amendment to Uncommitted Master Repurchase Agreement dated as of August 14, 2020 between RCC Real Estate SPE 8, LLC and JPMorgan Chase Bank, National Association. (55)
99.3(c)	Amendment No. 2 to Master Repurchase Agreement, dated September 1, 2021 between RCC Real Estate SPE 8, LLC and JPMorgan Chase Bank, National Association. (65)
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
99.4(a)

Master Repurchase and Securities Contract Agreement between ACRES Real Estate SPE 10, LLC, as Seller, and Morgan Stanley Mortgage Capital Holdings LLC, as Administrative Agent, dated November 3, 2021. (68)

99.4(b)

First Amendment to Master Repurchase and Securities Contract Agreement, dated January 28, 2022, between ACRES Real Estate SPE 10, LLC and Morgan Stanley Mortgage Capital Holdings LLC, as Administrative Agent. (69)

99.4(c)	Guaranty made by ACRES Commercial Realty Corp., as Guarantor, in favor of Morgan Stanley Mortgage Capital Holdings LLC, dated November 3, 2021. (68)
99.5(a)	Notice of Proposed Settlement of Shareholder Derivative Litigation. (43)
99.5(b)	Stipulation and Agreement of Settlement. (43)
99.6	Federal Income Tax Consequences of our Qualification as a REIT.
101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document.
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File.

(1)	Filed previously as an exhibit to the Company’s Registration Statement on Form S-11, Registration No. 333-126517.
(2)	Filed previously as an exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2006.
(3)	Filed previously as an exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2006.
(4)	Filed previously as an exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2013.
(5)	Filed previously as an exhibit to the Company’s Current Report on Form 8-K filed on June 26, 2014.
(6)	Filed previously as an exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2009.
(7)	Filed previously as an exhibit to the Company’s Registration Statement on Form S-11 (File No. 333-132836).
(8)	Filed previously as an exhibit to the Company’s Registration Statement on Form 8-A filed on June 9, 2014.
(9)	Filed previously as an exhibit to the Company’s Annual Report on Form 10-K for the year ended December 31, 2010.
(10)	RESERVED
(11)	Filed previously as an exhibit to the Company’s Current Report on Form 8-K filed on February 4, 2014.
(12)	Filed previously as an exhibit to the Company’s Annual Report on Form 10-K for the year ended December 31, 2012 filed on March 18, 2013.
(13)	Filed previously as an exhibit to the Company’s Current Report on Form 8-K filed on March 2, 2012.
(14)	Filed previously as an exhibit to the Company’s Current Report on Form 8-K filed on June 13, 2012.
(15)	Filed previously as an exhibit to the Company’s registration statement on Form 8-A filed on June 8, 2012.
(16)	Filed previously as an exhibit to the Company’s Current Report on Form 8-K filed on June 29, 2012.
(17)	Filed previously as an exhibit to the Company’s Registration Statement on Form 8-A filed on September 28, 2012.

(Back to Index)

(Back to Index)

(18)	Filed previously as an exhibit to the Company’s Current Report on Form 8-K filed on September 23, 2014.
(19)	RESERVED
(20)	Filed previously as an exhibit to the Company’s Current Report on Form 8-K filed on October 1, 2012.
(21)	Filed previously as an exhibit to the Company Current Report on Form 8-K filed on November 20, 2012.
(22)	Filed previously as an exhibit to the Company’s Current Report on Form 8-K filed on April 8, 2013.
(23)	Filed previously as an exhibit to the Company’s Current Report on Form 8-K filed on July 25, 2013.
(24)	Filed previously as an exhibit to the Company’s Current Report on Form 8-K filed on October 21, 2013.
(25)	Filed previously as an exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2014.
(26)	Filed previously as an exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2015.
(27)	Filed previously as an exhibit to the Company’s Current Report on Form 8-K filed on September 1, 2015.
(28)	RESERVED
(29)	Filed previously as an exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2016.
(30)	RESERVED
(31)	Filed previously as an exhibit to the Company’s Annual Report on Form 10-K for the year ended December 31, 2016.
(32)	Filed previously as an exhibit to the Company’s Current Report on Form 8-K filed on June 8, 2017.
(33)	Filed previously as an exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2017.
(34)	Filed previously as an exhibit to the Company’s Current Report on Form 8-K filed on August 16, 2017.
(35)	Filed previously as an exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2016.
(36)	RESERVED
(37)	Filed previously as an exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2017.
(38)	Filed previously as an exhibit to the Company’s Current Report on Form 8-K filed on April 12, 2018.
(39)	Filed previously as an exhibit to the Company’s Current Report on Form 8-K filed on May 25, 2018.
(40)	Filed previously as an exhibit to the Company’s Current Report on Form 8-K filed on October 30, 2018.
(41)	RESERVED
(42)	Filed previously as an exhibit to the Company’s Annual Report on Form 10-K for the year ended December 31, 2018.
(43)	Filed previously as an exhibit to the Company’s Current Report on Form 8-K filed on March 27, 2019.
(44)	Filed previously as an exhibit to the Company’s Current Report on Form 8-K filed on May 30, 2019.
(45)	Filed previously as an exhibit to the Company’s Proxy Statement filed on April 18, 2019.
(46)	Filed previously as an exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2019.
(47)	RESERVED
(48)	RESERVED
(49)	Filed previously as an exhibit to the Company’s Annual Report on Form 10-K for the year ended December 31, 2019.
(50)	Filed previously as an exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2020.
(51)	Filed previously as an exhibit to the Company’s Current Report on Form 8-K filed on August 3, 2020.
(52)	Filed previously as an exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2020.
(53)	Filed previously as an exhibit to the Company’s Current Report on Form 8-K filed on September 22, 2020.
(54)	Filed previously as an exhibit to the Company’s Current Report on Form 8-K filed on October 7, 2020.
(55)	Filed previously as an exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2020.
(56)	Filed previously as an exhibit to the Company’s Current Report on Form 8-K filed on February 18, 2021.
(57)	Filed previously as an exhibit to the Company’s Annual Report on Form 10-K for the year ended December 31, 2020.
(58)	Filed previously as an exhibit to the Company’s Proxy Statement filed on April 12, 2021.
(59)	Filed previously as an exhibit to the Company’s Current Report on Form 8-K filed on May 21, 2021.
(60)	Filed previously as an exhibit to the Company’s Current Report on Form 8-K filed on June 1, 2021.
(61)	Filed previously as an exhibit to the Company’s Current Report on Form 8-K filed on June 9, 2021.
(62)	Filed previously as an exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2021.
(63)	Filed previously as an exhibit to the Company’s Current Report on Form 8-K filed on August 17, 2021.
(64)	Filed previously as an exhibit to the Company’s Current Report on Form 8-K filed on August 20, 2021.
(65)	Filed previously as an exhibit to the Company’s Current Report on Form 8-K filed on September 2, 2021.
(66)	Filed previously as an exhibit to the Company’s Current Report on Form 8-K filed on October 7, 2021.
(67)	Filed previously as an exhibit to the Company’s Current Report on Form 8-K filed on October 29, 2021.
(68)	Filed previously as an exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2021.

(Back to Index)

(Back to Index)

(69)	Filed previously as an exhibit to the Company’s Current Report on Form 8-K filed on February 3, 2022.

ITEM 16.	FORM 10-K SUMMARY

None.

(Back to Index)

(Back to Index)

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ACRES COMMERCIAL REALTY CORP.

March 8, 2022	By:	/s/ Mark Fogel
Mark Fogel
President & Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Andrew Fentress	Chairman of the Board	March 8, 2022
ANDREW FENTRESS

/s/ Mark Fogel	President, Chief Executive Officer & Director	March 8, 2022
MARK FOGEL	(Principal Executive Officer)

/s/ Karen Edwards	Director	March 8, 2022
KAREN EDWARDS

/s/ William B. Hart	Director	March 8, 2022
WILLIAM B. HART

/s/ Gary Ickowicz	Director	March 8, 2022
GARY ICKOWICZ

/s/ Steven J. Kessler	Director	March 8, 2022
STEVEN J. KESSLER

/s/ Murray S. Levin	Director	March 8, 2022
MURRAY S. LEVIN

/s/ P. Sherrill Neff	Director	March 8, 2022
P. SHERRILL NEFF

/s/ Dawanna Williams	Director	March 8, 2022
DAWANNA WILLIAMS

/s/ David J. Bryant	Senior Vice President	March 8, 2022
DAVID J. BRYANT	Chief Financial Officer and Treasurer
(Principal Financial Officer)

/s/ Eldron C. Blackwell	Vice President	March 8, 2022
ELDRON C. BLACKWELL	Chief Accounting Officer
(Principal Accounting Officer)

(Back to Index)

(Back to Index)

SCHEDULE II

ACRES Commercial Realty Corp.

Valuation and Qualifying Accounts

(in thousands)

	Balance at Beginning of Period	Adoption of Updated Accounting Guidance	Charge to Expense	Loans Charged off/Recovered	Balance at End of Period
Allowance for credit losses:
Year Ended December 31, 2021	$34,310	$—	$(21,262)	$(4,243)	$8,805
Year Ended December 31, 2020	$1,460	$3,032	$30,815	$(997)	$34,310
Year Ended December 31, 2019	$1,401	$—	$59	$—	$1,460

(Back to Index)

(Back to Index)

SCHEDULE III

ACRES Commercial Realty Corp.

Real Estate and Accumulated Depreciation

(in thousands)

		Initial Cost to Company			Gross Amount of Which Carried at Close of Period
	Encumbrances	Land	Buildings and Improvements	Costs Capitalized Subsequent to Acquisition - Improvements	Land	Buildings and Improvements	Total	Accumulated Depreciation	Year of Construction	Date Acquired	Life on Which Depreciation in Latest Statements of Comprehensive Income is Computed
Hotel property, Northeast region (1)(2)	N/A	$—	$30,944	$134	$—	$31,078	$31,078	$(1,013)	2000	November 2020	34.8 years
Office property, Northeast region (1)	N/A	8,188	4,706	—	8,188	4,706	12,894	(191)	1999	October 2021	36.1 years
Office property (held for sale), Northeast region (2)(3)	N/A	—	17,889	—	—	17,846	17,846	—	1928	October 2021	N/A
Unimproved land, Northeast region	N/A	14,171	—	—	14,171	—	14,171	—	N/A	November 2021	N/A
Total		$22,359	$53,539	$134	$22,359	$53,630	$75,989	$(1,204)

(1)

The life on which depreciation in latest statements of comprehensive income is computed was calculated as the weighted average of the useful lives of the building, site improvements and tenant improvements, which comprise the investments in the properties.

(2)	The property was acquired through a deed in lieu of foreclosure transaction.
(3)	The property is being held for sale and is evaluated at the lower of cost or fair value.

The following table rolls forward our gross investment in real estate and the related accumulated depreciation (in thousands):

	Years Ended December 31,
	2021	2020	2019
Investments in Real Estate:
Balance at beginning of period	$30,944	$—	$—
Additions during period:
Acquisitions through deed-in-lieu of foreclosure	17,889	30,944	—
Other acquisitions	27,065	—	—
Improvements, etc.	134	—	—
Deductions during period:
Other	(43)	—	—
Balance at close of period	$75,989	$30,944	$—

Accumulated Depreciation:
Balance at beginning of period	$(112)	$—	$—
Additions during period:
Depreciation expense	(1,092)	(112)	—
Balance at close of period	$(1,204)	$(112)	$—

(Back to Index)

(Back to Index)

SCHEDULE IV

ACRES Commercial Realty Corp.

Mortgage Loans on Real Estate

At December 31, 2021

(in thousands, except amounts in footnotes)

Type of Loan/ Borrower	Description / Location	Interest Payment Rates (1)	Maturity Date (2)	Periodic Payment Terms (3)	Prior Liens	Face Amount of Loans	Net Carrying Amount of Loans(4)	Principal Amount of Loans Subject to Delinquent Principal or Interest
CRE whole loans:
CRE whole loans in excess of 3% of the carrying amount of total loans
Borrower A	Multifamily/Rock Hill, SC	1M BR + 3.30% FLOOR 0.10%	2025	I/O	—	$67,500	$66,792	$—
Borrower B	Hotel/Phoenix, AZ	1M BR + 3.83% FLOOR 1.92%	2022	I/O	—	56,470	56,362	—
CRE whole loans less than 3% of the carrying amount of total loans
CRE whole loan (5)	Multifamily/ Various	1M BR + 2.70% - 6.00% FLOOR 0.10% - 2.50%	2022-2025	I/O	—	1,253,718	1,243,103	—
CRE whole loan	Office/ Various	1M BR + 2.82% - 5.85% FLOOR 0.10% - 2.50%	2022-2024	I/O	—	267,908	266,824	—
CRE whole loan (6)	Hotel/ Various	1M BR + 3.90% - 8.50% FLOOR 0.10% - 2.45%	2022-2024	I/O	—	124,088	123,344	8,400
CRE whole loan	Self-Storage/ Various	1M BR + 3.85% - 5.50% FLOOR 0.10% - 1.00%	2024-2025	I/O	—	57,278	56,658	—
CRE whole loan (6)(7)(8)	Retail/ Various	1M BR + 3.25% - 5.00% FLOOR 1.00% - 2.15%	2022	I/O	—	50,651	48,334	19,541
CRE whole loan	Other/ Various	1M BR + 3.50% - 4.25% FLOOR 2.40% - 2.50%	2022-2023	I/O	—	14,181	14,137	—

Total CRE whole loans						1,891,794	1,875,554	27,941

Mezzanine loans:
Mezzanine loans less than 3% of the carrying amount of total loans (9)						42,772	4,700	38,072
Total mezzanine loans						42,772	4,700	38,072

General allowance for loan loss							(6,508)

Total loans						$1,934,566	$1,873,746	$66,013

(1)

The benchmark rate, “BR”, comprises of the London Interbank Offered Rate (“LIBOR”) and the Term Secured Overnight Financing Rate (“SOFR”), which are used as benchmarks on the Company’s CRE whole loans. Effective June 30, 2023, one-month LIBOR will no longer be published.

(2)	Maturity dates exclude extension options that may be available to borrower.
(3)	I/O = interest only
(4)	The net carrying amount of loans includes an individually determined allowance for credit losses of $2.3 million and a general allowance for credit losses of $6.5 million at December 31, 2021.
(5)	Benchmark rates exclude one interest-only multifamily loan with no benchmark floor.
(6)

Maturity dates exclude one hotel loan and two retail loans in maturity default at December 31, 2021. In January 2022, one hotel loan and one retail loan in maturity default at December 31, 2021 paid off.

(7)	Includes one interest-only retail loan with a face amount of $11.5 million that had an individually determined reserve of $2.3 million.
(8)	Includes one retail loan with a face amount of $16.3 million that is an amortizing loan.
(9)	Includes one mezzanine loan with a par of $38.1 million and a carrying value of zero in default at December 31, 2021.

(Back to Index)

(Back to Index)

The following table reconciles our CRE loans carrying amounts for the periods indicated (in thousands):

	Years Ended December 31,
	2021	2020	2019
Balance at beginning of year	$1,507,682	$1,789,985	$1,568,967
Additions during the period:
New loans originated or acquired	1,367,157	263,081	874,936
Funding of existing loan commitments	29,855	34,981	43,203
Amortization of loan origination fees and costs, net	8,337	5,555	6,053
Protective advances on legacy CRE loans held for sale	—	—	645
Reversal of (provision for) credit losses, net	21,262	(30,815)	(58)
Loans charged-off	4,243	997	—
Capitalized interest and loan acquisition costs	228	1,126	3,418

Deductions during the period:
Payoff and paydown of loans	(1,019,616)	(493,968)	(682,846)
Deed in lieu of foreclosure	(19,900)	(37,956)	(18,515)
Capitalized origination fees	(16,202)	(3,821)	(6,687)
Cost of loans sold	(9,300)	(18,451)	—
Cumulative effect of accounting change for adoption of credit loss guidance	—	(3,032)	—
Loans held for sale fair value adjustments	—	—	869
Balance at end of year	$1,873,746	$1,507,682	$1,789,985

(Back to Index)