Form 10-Q
period 2022-03-31
ACRES Commercial Realty Corp.
filed 2022-05-09
CIK 1332551

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2022

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

The number of outstanding shares of the registrant’s common stock on May 6, 2022 was 9,100,548 shares.

(Back to Index)

ACRES COMMERCIAL REALTY CORP. AND SUBSIDIARIES

INDEX TO QUARTERLY REPORT

ON FORM 10-Q

(Back to Index)

(Back to Index)

PART I

ITEM 1.	FINANCIAL STATEMENTS

ACRES COMMERCIAL REALTY CORP. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share data)

	March 31, 2022	December 31, 2021
	(unaudited)
ASSETS (1)
Cash and cash equivalents	$79,561	$35,500
Restricted cash	5,734	248,431
Accrued interest receivable	6,282	6,112
CRE loans	1,896,425	1,882,551
Less: allowance for credit losses	(4,706)	(8,805)
CRE loans, net	1,891,719	1,873,746
Principal paydowns receivable	—	14,899
Loan receivable - related party	11,525	11,575
Investments in unconsolidated entities	1,548	1,548
Property held for sale	17,657	17,846
Investments in real estate	58,782	59,308
Right of use assets	5,918	5,951
Intangible assets	2,987	3,877
Other assets	5,412	5,482
Total assets	$2,087,125	$2,284,275
LIABILITIES (2)
Accounts payable and other liabilities	$8,182	$7,025
Management fee payable - related party	557	561
Accrued interest payable	2,598	5,937
Borrowings	1,626,204	1,814,424
Lease liabilities	3,514	3,537
Distributions payable	3,262	3,262
Accrued tax liability	106	1
Liabilities held for sale	—	1,333
Total liabilities	1,644,423	1,836,080
STOCKHOLDERS’ EQUITY
Preferred stock, par value $0.001: 10,000,000 shares authorized 8.625% Fixed-to-Floating Series C Cumulative Redeemable Preferred Stock, liquidation preference $25.00 per share; 4,800,000 and 4,800,000 shares issued and outstanding	5	5
Preferred stock, par value $0.001: 6,800,000 shares authorized 7.875% Series D Cumulative Redeemable Preferred Stock, liquidation preference $25.00 per share; 4,607,857 and 4,607,857 shares issued and outstanding	5	5
Common stock, par value $0.001: 41,666,666 shares authorized; 8,834,527 and 9,149,079 shares issued and outstanding (including 333,329 and 333,329 of unvested restricted shares)	9	9
Additional paid-in capital	1,176,685	1,179,863
Accumulated other comprehensive loss	(7,671)	(8,127)
Distributions in excess of earnings	(726,331)	(723,560)
Total stockholders’ equity	442,702	448,195
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$2,087,125	$2,284,275

The accompanying notes are an integral part of these statements

(Back to Index)

(Back to Index)

ACRES COMMERCIAL REALTY CORP. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS - (Continued)

(in thousands, except share and per share data)

	March 31, 2022	December 31, 2021
	(unaudited)
(1) Assets of consolidated variable interest entities (“VIEs”) included in total assets above:
Restricted cash	$4,866	$248,371
Accrued interest receivable	4,504	3,826
CRE loans, pledged as collateral (3)	1,486,805	1,601,482
Principal paydowns receivable	—	14,899
Other assets	53	36
Total assets of consolidated VIEs	$1,496,228	$1,868,614
(2) Liabilities of consolidated VIEs included in total liabilities above:
Accounts payable and other liabilities	$100	$315
Accrued interest payable	1,001	997
Borrowings	1,231,153	1,466,499
Total liabilities of consolidated VIEs	$1,232,254	$1,467,811
(3)	Excludes the allowance for credit losses.

The accompanying notes are an integral part of these statements

(Back to Index)

(Back to Index)

ACRES COMMERCIAL REALTY CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except share and per share data)

(unaudited)

	For the Three Months Ended
	March 31,
	2022	2021
REVENUES
Interest income:
CRE loans	$22,657	$24,575
Securities	—	161
Other	19	13
Total interest income	22,676	24,749
Interest expense	14,907	13,724
Net interest income	7,769	11,025
Real estate income	3,138	1,654
Other revenue	16	16
Total revenues	10,923	12,695
OPERATING EXPENSES
General and administrative	3,457	3,153
Real estate expenses	4,794	1,831
Management fees - related party	1,682	1,326
Equity compensation - related party	744	19
Corporate depreciation and amortization	22	44
Reversal of credit losses, net	(1,802)	(5,641)
Total operating expenses	8,897	732

	2,026	11,963
OTHER INCOME (EXPENSE)
Net realized and unrealized gain on investment securities available-for-sale and loans and derivatives	—	878
Loss on extinguishment of debt	(460)	—
Other income	798	215
Total other income	338	1,093

INCOME BEFORE TAXES	2,364	13,056
Income tax expense	(280)	—
NET INCOME	2,084	13,056
Net income allocated to preferred shares	(4,855)	(2,588)
NET (LOSS) INCOME ALLOCABLE TO COMMON SHARES	$(2,771)	$10,468
NET (LOSS) INCOME PER COMMON SHARE - BASIC	$(0.30)	$1.03
NET (LOSS) INCOME PER COMMON SHARE - DILUTED	$(0.30)	$1.03
WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING - BASIC	9,096,977	10,196,124
WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING - DILUTED	9,096,977	10,205,369

The accompanying notes are an integral part of these statements

(Back to Index)

(Back to Index)

ACRES COMMERCIAL REALTY CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(in thousands)

(unaudited)

	For the Three Months Ended
	March 31,
	2022	2021
Net income	$2,084	$13,056
Other comprehensive income:
Reclassification adjustments associated with net unrealized losses from interest rate swaps included in net income	456	456
Total other comprehensive income	456	456
Comprehensive income before allocation to preferred shares	2,540	13,512
Net income allocated to preferred shares	(4,855)	(2,588)
Comprehensive (loss) income allocable to common shares	$(2,315)	$10,924

The accompanying notes are an integral part of these statements

(Back to Index)

(Back to Index)

ACRES COMMERCIAL REALTY CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(in thousands, except share data)

(unaudited)

	Common Stock		Series C Preferred	Series D Preferred	Additional Paid-In	Accumulated Other Comprehensive	Retained Earnings (Distributions in Excess	Total Stockholders’
	Shares	Amount	Stock	Stock	Capital	(Loss) Income	of Earnings)	Equity
Balance, December 31, 2021	9,149,079	$9	$5	$5	$1,179,863	$(8,127)	$(723,560)	$448,195
Offering costs	—	—	—	—	(37)	—	—	(37)
Purchase and retirement of common stock	(314,552)	—	—	—	(3,885)	—	—	(3,885)
Amortization of stock-based compensation	—	—	—	—	744	—	—	744
Net income	—	—	—	—	—	—	2,084	2,084
Distributions and accrual of cumulative preferred stock dividends	—	—	—	—	—	—	(4,855)	(4,855)
Amortization of terminated derivatives	—	—	—	—	—	456	—	456
Balance, March 31, 2022	8,834,527	$9	$5	$5	$1,176,685	$(7,671)	$(726,331)	$442,702

	Common Stock		Series C Preferred	Additional Paid-In	Accumulated Other Comprehensive	Retained Earnings (Distributions in Excess	Total Stockholders’
	Shares	Amount	Stock	Capital	(Loss) Income	of Earnings)	Equity
Balance, December 31, 2020	10,162,289	$10	$5	$1,085,941	$(9,978)	$(741,596)	$334,382
Purchase and retirement of common stock	(744,778)	(1)	—	(9,518)	—	—	(9,519)
Amortization of stock-based compensation	—	—	—	19	—	—	19
Net income	—	—	—	—	—	13,056	13,056
Distributions and accrual of cumulative preferred stock dividends	—	—	—	—	—	(2,588)	(2,588)
Amortization of terminated derivatives	—	—	—	—	456	—	456
Balance, March 31, 2021	9,417,511	$9	$5	$1,076,442	$(9,522)	$(731,128)	$335,806

The accompanying notes are an integral part of these statements

(Back to Index)

(Back to Index)

ACRES COMMERCIAL REALTY CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	For the Three Months Ended
	March 31,
	2022	2021
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$2,084	$13,056
Adjustments to reconcile net income from operations to net cash provided by operating activities:
Reversal of credit losses, net	(1,802)	(5,641)
Depreciation, amortization and accretion	3,508	2,366
Amortization of stock-based compensation	744	19
Net realized and unrealized gain on investment securities available-for-sale and loans and derivatives	—	(878)
Loss on extinguishment of debt	460	—
Changes in operating assets and liabilities	(3,440)	564
Net cash provided by operating activities	1,554	9,486
CASH FLOWS FROM INVESTING ACTIVITIES:
Origination and purchase of loans	(106,768)	(130,849)
Principal payments received on loans	107,192	176,988
Investments in real estate	188	—
Proceeds from sale of investment securities available-for-sale	—	2,958
Principal payments received on loan - related party	50	50
Purchase of furniture and fixtures	(9)	(43)
Net cash provided by investing activities	653	49,104
CASH FLOWS FROM FINANCING ACTIVITIES:
Repurchase of common stock	(3,885)	(9,519)
Proceeds from issuance of preferred stock (net of $37 of underwriting discounts and offering costs)	(37)	—
Proceeds from borrowings:
Senior secured financing facility	10,150	34,321
Warehouse financing facilities and repurchase agreements	84,992	115,603
Payments on borrowings:
Securitizations	(237,189)	(127,525)
Senior secured financing facility	(10,150)	(22,813)
Convertible senior notes	(39,839)	—
Payment of debt issuance costs	(30)	—
Distributions paid on preferred stock	(4,855)	(2,588)
Net cash used in financing activities	(200,843)	(12,521)
NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS AND RESTRICTED CASH	(198,636)	46,069
CASH AND CASH EQUIVALENTS AND RESTRICTED CASH AT BEG. OF PERIOD	283,931	67,741
CASH AND CASH EQUIVALENTS AND RESTRICTED CASH AT END OF PERIOD	$85,295	$113,810

The accompanying notes are an integral part of these statements

(Back to Index)

(Back to Index)

ACRES COMMERCIAL REALTY CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2022

(unaudited)

NOTE 1 - ORGANIZATION

ACRES Commercial Realty Corp., a Maryland corporation, along with its subsidiaries (collectively, the “Company”), is a real estate investment trust (“REIT”) that is primarily focused on originating, holding and managing commercial real estate (“CRE”) mortgage loans and equity investments in commercial real estate properties through direct ownership and joint ventures. The Company’s manager is ACRES Capital, LLC (the “Manager”), a subsidiary of ACRES Capital Corp. (collectively, “ACRES”), a private commercial real estate lender exclusively dedicated to nationwide middle market CRE lending with a focus on multifamily, student housing, hospitality, office and industrial property in top United States (“U.S.”) markets.

The Company has qualified, and expects to qualify in the current fiscal year, as a REIT.

The Company conducts its operations through the use of subsidiaries that it consolidates into its financial statements. The Company’s core assets are consolidated through its investment in ACRES Realty Funding, Inc. (“ACRES RF”), a wholly-owned subsidiary that holds CRE loans, investments in commercial real estate properties and investments in CRE securitizations, which are consolidated as VIEs as discussed in Note 3.

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

Basis of Presentation

All adjustments necessary to fairly present the Company’s financial position, results of operations and cash flows have been made.

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and within the period of financial results. Actual results could differ from those estimates. Estimates affecting the accompanying consolidated financial statements include, but are not limited to, the net realizable and fair values of the Company’s investments and derivatives, the estimated useful lives used to calculate depreciation, the expected lives over which to amortize premiums and accrete discounts, reversals of or provisions for expected credit losses and the disclosure of contingent liabilities.

The coronavirus (“COVID-19”) pandemic continues to plague countries throughout the globe as virus variants have emerged, leading numerous countries, including the U.S., to declare national emergencies. Many countries responded to the initial outbreak in late 2019 by instituting quarantines, restricting travel and limiting operations of non-essential offices and retail centers, which resulted in the closure or remote operation of non-essential businesses, increased rates of unemployment and market disruption in connection with the economic uncertainty. While the U.S. and certain countries around the world have eased restrictions and financial markets have stabilized to some degree in connection with the development and distribution of vaccines and other effective COVID-19 treatments, the pandemic continues to cause uncertainty on the U.S. and global economies, generally, and the CRE business, specifically. Estimates

(Back to Index)

(Back to Index)

ACRES COMMERCIAL REALTY CAPITAL CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

MARCH 31, 2022

(unaudited)

and assumptions as of March 31, 2022, are inherently less certain than they would be absent the current and potential impacts of COVID-19, particularly the reinstatement of restrictions placed on businesses. The Company believes the estimates and assumptions underlying the consolidated financial statements are reasonable and supportable based on the information available at March 31, 2022. Actual results may ultimately differ from those estimates.

Cash and Cash Equivalents

Cash and cash equivalents include cash on hand and all highly liquid investments with original maturities of three months or less at the time of purchase. At March 31, 2022 and December 31, 2021, approximately $77.4 million and $33.3 million, respectively, of the reported cash balances exceeded the Federal Deposit Insurance Corporation and Securities Investor Protection Corporation deposit insurance limits of $250,000 per respective depository or brokerage institution. However, all of the Company’s cash deposits are held at multiple, established financial institutions, in multiple accounts associated with its parent and respective consolidated subsidiaries, to minimize credit risk exposure.

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

The following table provides a reconciliation of cash, cash equivalents and restricted cash on the consolidated balance sheets to the total amount shown on the consolidated statements of cash flows (in thousands):

	March 31,
	2022	2021
Cash and cash equivalents	$79,561	$70,985
Restricted cash	5,734	42,825
Total cash, cash equivalents and restricted cash shown on the Company’s consolidated statements of cash flows	$85,295	$113,810

Investment in Real Estate

The Company depreciates investments in real estate and amortizes related intangible assets over the estimated useful lives of the assets as follows:

Category	Term
Building	35 to 40 years
Building improvements	8 to 35 years
Site improvements	10 years
Tenant improvements	180 days to 3 years
Furniture, fixtures and equipment	3 to 12 years
Right of use assets	66.3 years
Intangible assets	180 days to 16.5 years
Lease liabilities	66.3 years

Income Taxes

The Company recorded a full valuation allowance against its net deferred tax assets (tax effected expense of $21.5 million) at March 31, 2022, as the Company believes it is more likely than not that the deferred tax assets will not be realized. This assessment was based on the Company’s cumulative historical losses and uncertainties as to the amount of taxable income that would be generated in future years by the Company’s taxable REIT subsidiaries.

(Back to Index)

(Back to Index)

ACRES COMMERCIAL REALTY CAPITAL CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

MARCH 31, 2022

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

Recent Accounting Standards

Accounting Standards Adopted in 2022

In August 2020, the Financial Accounting Standards Board (“FASB”) issued guidance that removes certain separation models for convertible debt instruments and convertible preferred stock that require the separation into a debt component and an equity or derivative component. Consequently, a convertible debt instrument will be accounted for as a single liability measured at its amortized cost, if no other features require bifurcation and recognition as derivatives and the convertible instrument is not issued with substantial premiums accounted for as paid-in capital. By removing those separation models, the interest rate of convertible debt instruments typically will be closer to the coupon interest rate. The guidance also revises the derivative scope exception for contracts in an entity’s own equity and improves the consistency of EPS calculations. Adoption did not have a material impact on the Company’s consolidated financial statements.

Accounting Standards to be Adopted in Future Periods

In March 2022, the FASB issued an amendment eliminating certain previously issued accounting guidance for troubled debt restructurings (“TDRs”) and enhancing disclosure requirements surrounding refinancings, restructurings, and write-offs. Current GAAP provides an exception to general recognition and measurement guidance for loan restructurings if they meet specific criteria to be considered TDRs. If a modification is a TDR, incremental expected losses are recorded in the allowance for credit losses upon modification and specific disclosures are required. The new amendment eliminates the TDR recognition and measurement guidance and requires the reporting entity to evaluate whether the modification represents a new loan or a continuation of an existing loan, consistent with accounting for other loan modifications. The amendment also requires public business entities to disclose current-period gross write-offs by year of origination for certain financing receivables and net investments in leases. For entities that have adopted the previously issued guidance amended by this update, which the Company did during the year ended December 31, 2020, this update is effective for fiscal years beginning after December 15, 2022, including interim periods within those fiscal years. Early adoption is permitted for entities that have adopted the previously issued guidance amended by this update. The Company is in the process of evaluating the impact of this guidance.

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

Consolidated VIEs (the Company is the primary beneficiary)

Based on management’s analysis, the Company was the primary beneficiary of five and seven VIEs at March 31, 2022 and December 31, 2021, respectively (collectively, the “Consolidated VIEs”).

The Consolidated VIEs are CRE securitizations and CDOs that were formed on behalf of the Company to invest in real estate-related securities, commercial mortgage-backed securities (“CMBS”), syndicated corporate loans and corporate bonds and were financed by the issuance of debt securities. By financing these assets with long-term borrowings through the issuance of debt securities, the Company seeks to generate attractive risk-adjusted equity returns and to match the term of its assets and liabilities. The primary beneficiary determination for each of these VIEs was made at each VIE’s inception and is continually assessed.

(Back to Index)

(Back to Index)

ACRES COMMERCIAL REALTY CAPITAL CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

MARCH 31, 2022

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

Creditors of the Company’s Consolidated VIEs have no recourse to the general credit of the Company, nor to each other. During the three months ended March 31, 2022 and 2021, the Company did not provide any financial support to any of its VIEs nor does it have any requirement to do so, although it may choose to do so in the future to maximize future cash flows from such investments to the Company. There are no explicit arrangements that obligate the Company to provide financial support to any of its Consolidated VIEs.

The following table shows the classification and carrying values of assets and liabilities of the Company’s Consolidated VIEs at March 31, 2022 (in thousands):

	CRE Securitizations	Other	Total
ASSETS
Restricted cash	$4,482	$384	$4,866
Accrued interest receivable	4,504	—	4,504
CRE loans, pledged as collateral (1)	1,486,805	—	1,486,805
Other assets	53	—	53
Total assets (2)	$1,495,844	$384	$1,496,228

LIABILITIES
Accounts payable and other liabilities	$100	$—	$100
Accrued interest payable	1,001	—	1,001
Borrowings	1,231,153	—	1,231,153
Total liabilities	$1,232,254	$—	$1,232,254

(1)	Excludes allowance for credit losses.
(2)	Assets of each of the Consolidated VIEs may only be used to settle the obligations of each respective VIE.

Unconsolidated VIEs (the Company is not the primary beneficiary, but has a variable interest)

Based on management’s analysis, the Company is not the primary beneficiary of the VIEs discussed below since it does not have both (i) the power to direct the activities that most significantly impact the VIE’s economic performance and (ii) the obligation to absorb the losses of the VIE or the right to receive the benefits from the VIE, which could be significant to the VIE. Accordingly, the following VIEs are not consolidated in the Company’s financial statements at March 31, 2022. The Company continuously reassesses whether it is deemed to be the primary beneficiary of its unconsolidated VIEs. The Company’s maximum exposure to risk for each of these unconsolidated VIEs is set forth in the “Maximum Exposure to Loss” column in the table below.

Unsecured Junior Subordinated Debentures

The Company has a 100% interest in the common shares of each of Resource Capital Trust I (“RCT I”) and RCC Trust II (“RCT II”), with a value of $1.5 million in the aggregate, or 3.0% of each trust, at March 31, 2022. RCT I and RCT II were formed for the purposes of providing debt financing to the Company. The Company completed a qualitative analysis to determine whether it is the primary beneficiary of each of the trusts and determined that it was not the primary beneficiary of either trust because it does not have the power to direct the activities most significant to the trusts, which include the collection of principal and interest through servicing rights. Accordingly, neither trust is consolidated into the Company’s consolidated financial statements.

(Back to Index)

(Back to Index)

ACRES COMMERCIAL REALTY CAPITAL CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

MARCH 31, 2022

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

The following table shows the classification, carrying value and maximum exposure to loss with respect to the Company’s unconsolidated VIEs at March 31, 2022 (in thousands):

	Unsecured Junior Subordinated Debentures	Maximum Exposure to Loss
ASSETS
Accrued interest receivable	$6	$—
Investments in unconsolidated entities	1,548	$1,548
Total assets	1,554

LIABILITIES
Accrued interest payable	186	N/A
Borrowings	51,548	N/A
Total liabilities	51,734	N/A
Net (liability) asset	$(50,180)	N/A

At March 31, 2022, there were no explicit arrangements or implicit variable interests that could require the Company to provide financial support to any of its unconsolidated VIEs.

NOTE 4 - SUPPLEMENTAL CASH FLOW INFORMATION

The following table summarizes the Company’s supplemental disclosure of cash flow information (in thousands):

	For the Three Months Ended
	March 31,
	2022	2021
Supplemental cash flows:
Interest expense paid in cash	$14,894	$12,969
Income taxes paid in cash	$180	$—
Non-cash operating activities include the following:
Receipt of right of use assets	$—	$(6)
Execution of operating leases	$—	$6
Non-cash financing activities include the following:
Distributions on preferred stock accrued but not paid	$3,262	$1,725

(Back to Index)

(Back to Index)

ACRES COMMERCIAL REALTY CAPITAL CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

MARCH 31, 2022

(unaudited)

NOTE 5 - LOANS

The following is a summary of the Company’s loans (dollars in thousands, except amounts in footnotes):

Description	Quantity	Principal	Unamortized (Discount) Premium, net (1)	Amortized Cost	Allowance for Credit Losses	Carrying Value	Contractual Interest Rates (2)	Maturity Dates (3)(4)
At March 31, 2022:
CRE loans held for investment:
Whole loans (5)(6)	88	$1,904,974	$(13,249)	$1,891,725	$(4,470)	$1,887,255	1M BR plus 2.75% to 1M BR plus 8.50%	April 2022 to September 2025
Mezzanine loan (5)	1	4,700	—	4,700	(236)	4,464	10.00%	June 2028
Total CRE loans held for investment		$1,909,674	$(13,249)	$1,896,425	$(4,706)	$1,891,719

At December 31, 2021:
CRE loans held for investment:
Whole loans (5)(6)	93	$1,891,795	$(13,944)	$1,877,851	$(8,550)	$1,869,301	1M BR plus 2.70% to 1M BR plus 8.50%	January 2022 to September 2025
Mezzanine loan (5)	1	4,700	—	4,700	(255)	4,445	10.00%	June 2028
Total CRE loans held for investment		$1,896,495	$(13,944)	$1,882,551	$(8,805)	$1,873,746

(1)

Amounts include unamortized loan origination fees of $13.0 million and $13.6 million and deferred amendment fees of $248,000 and $307,000 at March 31, 2022 and December 31, 2021, respectively. Additionally, the amounts include unamortized loan acquisition costs of $7,300 at December 31, 2021.

(2)

The Company’s whole loan portfolio of $1.9 billion at each period presented had weighted-average one-month benchmark rate (“BR”) floors of 0.66% and 0.75% at March 31, 2022 and December 31, 2021, respectively. Benchmark rates comprise one-month London Interbank Offered Rate (“LIBOR”) or one-month Term Secured Overnight Financing Rate (“SOFR”). At March 31, 2022 and December 31, 2021, all but one of the Company’s floating-rate whole loans had one-month benchmark floors.

(3)	Maturity dates exclude contractual extension options, subject to the satisfaction of certain terms that may be available to the borrowers.
(4)	Maturity dates exclude one and three whole loans, with amortized costs of $8.0 million and $27.9 million, in maturity default at March 31, 2022 and December 31, 2021, respectively.
(5)	Substantially all loans are pledged as collateral under various borrowings at March 31, 2022 and December 31, 2021.
(6)

CRE whole loans had $145.5 million and $157.6 million in unfunded loan commitments at March 31, 2022 and December 31, 2021, respectively. These unfunded loan commitments are advanced as the borrowers formally request additional funding and meet certain benchmarks, as permitted under the loan agreement, and any necessary approvals have been obtained.

The following is a summary of the contractual maturities of the Company’s CRE loans held for investment, at amortized cost (in thousands, except amounts in the footnotes):

Description	2022	2023	2024 and Thereafter	Total
At March 31, 2022:
Whole loans (1)	$319,577	$214,833	$1,349,290	$1,883,700
Mezzanine loan	—	—	4,700	4,700
Total CRE loans (2)	$319,577	$214,833	$1,353,990	$1,888,400

Description	2022	2023	2024 and Thereafter	Total
At December 31, 2021:
Whole loans (1)	$377,024	$230,872	$1,242,013	$1,849,909
Mezzanine loan	—	—	4,700	4,700
Total CRE loans (2)	$377,024	$230,872	$1,246,713	$1,854,609

(Back to Index)

(Back to Index)

ACRES COMMERCIAL REALTY CAPITAL CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

MARCH 31, 2022

(unaudited)

(1)	Maturity dates exclude one and three whole loans, with amortized costs of $8.0 million and $27.9 million, in maturity default at March 31, 2022 and December 31, 2021, respectively.
(2)

At March 31, 2022, the amortized costs of the floating-rate CRE whole loans, summarized by contractual maturity assuming full exercise of the extension options, were $52.0 million, $110.0 million and $1.7 billion in 2022, 2023 and 2024 and thereafter, respectively. At December 31, 2021, the amortized costs of the floating-rate CRE whole loans, summarized by contractual maturity assuming full exercise of the extension options, were $52.0 million, $127.6 million and $1.7 billion in 2022, 2023 and 2024 and thereafter, respectively.

At March 31, 2022, approximately 26.8%, 22.3% and 14.2% of the Company’s CRE loan portfolio was concentrated in the Southeast, Southwest and Mid-Atlantic regions, respectively, based on carrying value, as defined by the National Council of Real Estate Investment Fiduciaries. At December 31, 2021, approximately 28.4%, 18.4% and 15.2% of the Company’s CRE loan portfolio was concentrated in the Southeast, Southwest and Mid-Atlantic regions, respectively, based on carrying value. At March 31, 2022 and December 31, 2021, no single loan or investment represented more than 10% of the Company’s total assets, and no single investor group generated over 10% of the Company’s revenue.

Principal Paydowns Receivable

Principal paydowns receivable represents loan principal payments that have been received by the Company’s servicers and trustees but have not been remitted to the Company. At March 31, 2022, the Company had no loan principal paydowns receivable. At December 31, 2021, the Company had $14.9 million of loan principal paydowns receivable, all of which was received in cash by the Company in January 2022.

NOTE 6 - FINANCING RECEIVABLES

The following table shows the activity in the allowance for credit losses for the three months ended March 31, 2022 and year ended December 31, 2021 (in thousands):

	Three Months Ended March 31, 2022	Year Ended December 31, 2021
	CRE Loans	CRE Loans
Allowance for credit losses:
Allowance for credit losses at beginning of period	$8,805	$34,310
Reversal of credit losses, net	(1,802)	(21,262)
Charge offs	(2,297)	(4,243)
Allowance for credit losses at end of period	$4,706	$8,805

During the three months ended March 31, 2022, the Company recorded a reversal of expected credit losses of $1.8 million in connection with resolutions of loans with specific reserves and continued improvements in property-level operations supported by a continued, generally positive outlook on the macroeconomic environment. During the three months ended March 31, 2021, the Company recorded a reversal of expected credit losses of $5.6 million in connection with loan paydowns, improved collateral operating performance, declines in expected unemployment and continued projected recoveries in future CRE asset pricing.

At March 31, 2022, the Company individually evaluated one hotel loan and one retail loan in the Northeast region with principal balances of $14.0 million and $8.0 million, respectively, for which foreclosure was determined to be probable. Each loan had an as-is appraised value in excess of its principal balance, and, as such, had no current expected credit losses (“CECL”) allowance at March 31, 2022.

At December 31, 2021, two additional loans were individually evaluated for impairment: a retail loan in the Pacific region and a hotel loan in the East North Central region. Both loans were repaid in January 2022. The repayment of the retail loan in the Pacific region resulted in a charge off of $2.3 million against the allowance for credit losses. An individual CECL allowance was established for this loan during the fourth quarter of 2021.

(Back to Index)

(Back to Index)

ACRES COMMERCIAL REALTY CAPITAL CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

MARCH 31, 2022

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

(Back to Index)

(Back to Index)

ACRES COMMERCIAL REALTY CAPITAL CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

MARCH 31, 2022

(unaudited)

Credit risk profiles of CRE loans at amortized cost were as follows (in thousands, except amounts in the footnotes):

	Rating 1	Rating 2	Rating 3	Rating 4	Rating 5	Total (1)
At March 31, 2022:
Whole loans, floating-rate	$—	$1,532,355	$239,871	$105,503	$13,996	$1,891,725
Mezzanine loan	—	—	—	4,700	—	4,700
Total	$—	$1,532,355	$239,871	$110,203	$13,996	$1,896,425

At December 31, 2021:
Whole loans, floating-rate	$—	$1,456,330	$273,078	$123,762	$24,681	$1,877,851
Mezzanine loan	—	—	—	4,700	—	4,700
Total	$—	$1,456,330	$273,078	$128,462	$24,681	$1,882,551

(1)	The total amortized cost of CRE loans excluded accrued interest receivable of $6.2 million and $6.1 million at March 31, 2022 and December 31, 2021, respectively.

Credit risk profiles of CRE loans by origination year at amortized cost were as follows (in thousands, except amounts in the footnotes):

	2022	2021	2020	2019	2018	Prior	Total (1)
At March 31, 2022:
Whole loans, floating-rate: (2)
Rating 2	$96,131	$1,241,086	$143,059	$32,605	$19,474	$—	$1,532,355
Rating 3	—	34,707	25,067	101,756	60,841	17,500	239,871
Rating 4	—	—	—	28,465	77,038	—	105,503
Rating 5	—	—	—	13,996	—	—	13,996
Total whole loans, floating-rate	96,131	1,275,793	168,126	176,822	157,353	17,500	1,891,725
Mezzanine loan (rating 4)	—	—	—	—	4,700	—	4,700
Total	$96,131	$1,275,793	$168,126	$176,822	$162,053	$17,500	$1,896,425

	2021	2020	2019	2018	2017	Prior	Total (1)
At December 31, 2021:
Whole loans, floating-rate: (2)
Rating 2	$1,230,810	$150,513	$55,510	$19,497	$—	$—	$1,456,330
Rating 3	33,781	24,604	136,305	60,888	—	17,500	273,078
Rating 4	—	—	28,446	86,096	—	9,220	123,762
Rating 5	—	—	22,385	—	—	2,296	24,681
Total whole loans, floating-rate	1,264,591	175,117	242,646	166,481	—	29,016	1,877,851
Mezzanine loan (rating 4)	—	—	—	4,700	—	—	4,700
Total	$1,264,591	$175,117	$242,646	$171,181	$—	$29,016	$1,882,551
(Back to Index)

(Back to Index)

ACRES COMMERCIAL REALTY CAPITAL CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

MARCH 31, 2022

(unaudited)

(1)	The total amortized cost of CRE loans excluded accrued interest receivable of $6.2 million and $6.1 million at March 31, 2022 and December 31, 2021, respectively.
(2)	Acquired CRE whole loans are grouped within each loan’s year of origination.

At March 31, 2022 and December 31, 2021, the Company had one mezzanine loan included in other assets that had no carrying value.

Loan Portfolio Aging Analysis

The following table presents the CRE loan portfolio aging analysis as of the dates indicated for CRE loans at amortized cost (in thousands, except amounts in footnotes):

	30-59 Days	60-89 Days	Greater than 90 Days (1)	Total Past Due	Current (2)	Total Loans Receivable (3)	Total Loans > 90 Days and Accruing
At March 31, 2022:
Whole loans, floating-rate	$—	$—	$8,025	$8,025	$1,883,700	$1,891,725	$—
Mezzanine loan	—	—	—	—	4,700	4,700	—
Total	$—	$—	$8,025	$8,025	$1,888,400	$1,896,425	$—

At December 31, 2021:
Whole loans, floating-rate	$—	$—	$19,916	$19,916	$1,857,935	$1,877,851	$19,916
Mezzanine loan	—	—	—	—	4,700	4,700	—
Total	$—	$—	$19,916	$19,916	$1,862,635	$1,882,551	$19,916

(1)

During the three months ended March 31, 2022, the Company did not recognize interest income on the one loan with a principal payment past due greater than 90 days at March 31, 2022. During the three months ended March 31, 2021, the Company recognized interest income of $153,000 on the one loan with a principal payment past due greater than 90 days at March 31, 2022.

(2)	Includes one whole loan, with amortized costs of $8.0 million, in maturity default at December 31, 2021.
(3)	The total amortized cost of CRE loans excluded accrued interest receivable of $6.2 million and $6.1 million at March 31, 2022 and December 31, 2021, respectively.

At March 31, 2022 and December 31, 2021, the Company had one and three CRE loans in maturity default with total amortized costs of $8.0 million and $27.9 million, respectively. During the three months ended March 31, 2022, two whole loans in maturity default at December 31, 2021 paid off principal of $17.6 million. The payoff on one loan was the result of a discounted payoff and resulted in a realized loss of $2.3 million for which a CECL allowance was established as of December 31, 2021.

At March 31, 2022 , two whole loans, including one loan in maturity default, with a total amortized cost of $22.0 million, were past due on interest payments.

At December 31, 2021, three whole loans, including two loans that had maturity defaults, with total amortized cost of $30.4 million, were past due on interest payments.

Troubled Debt Restructurings

There were no TDRs for the three months ended March 31, 2022 and 2021.

During the three months ended March 31, 2022, the Company entered into two agreements that extended loans by a weighted average period of three months and, in certain cases, modified certain other loan terms. One formerly forborne borrower was in maturity default at March 31, 2022. No loan modifications during the three months ended March 31, 2022 resulted in TDRs.

NOTE 7 - INVESTMENTS IN REAL ESTATE AND OTHER ACQUIRED ASSETS AND ASSUMED LIABILITIES

During the three months ended March 31, 2022, the Company did not acquire any real estate through direct equity investments or as a result of its lending activities.

In April 2022, the Company acquired two properties through equity investments for a total investment of $51.6 million. Prior to its acquisition, one property, with an acquisition price of $38.6 million, served as collateral for a loan held by an affiliate of the Manager.

(Back to Index)

(Back to Index)

ACRES COMMERCIAL REALTY CAPITAL CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

MARCH 31, 2022

(unaudited)

The following table summarizes the book value of the Company’s investments in real estate and related intangible assets (in thousands, except amounts in the footnotes):

	March 31, 2022			December 31, 2021
	Cost Basis	Accumulated Depreciation & Amortization	Carrying Value	Cost Basis	Accumulated Depreciation & Amortization	Carrying Value
Assets acquired:
Investments in real estate, equity:
Investments in real estate (1)	$27,097	$(381)	$26,716	$27,065	$(191)	$26,874
Intangible assets (2)	1,726	(1,611)	115	1,726	(806)	920
Subtotal	28,823	(1,992)	26,831	28,791	(997)	27,794

Investments in real estate from lending activities:
Investment in real estate (3)	34,133	(2,067)	32,066	34,124	(1,689)	32,435
Property held for sale (4)	17,657	—	17,657	17,846	—	17,846
Right of use assets (5)(6)	5,603	(116)	5,487	5,603	(95)	5,508
Intangible assets (7)	3,337	(465)	2,872	3,337	(380)	2,957
Subtotal	60,730	(2,648)	58,082	60,910	(2,164)	58,746
Total	89,553	(4,640)	84,913	89,701	(3,161)	86,540

Liabilities assumed:
Equity investments in real estate:
Other liabilities	(247)	155	(92)	(247)	78	(169)

Investments in real estate from lending activities:
Lease liabilities (6)	(3,113)	65	(3,048)	(3,113)	53	(3,060)
Total	(3,360)	220	(3,140)	(3,360)	131	(3,229)

	$86,193		$81,773	$86,341		$83,311

(1)	Includes $22.4 million of land, which is not depreciable, at March 31, 2022 and December 31, 2021.
(2)

Carrying value includes approximately $59,000 and $819,000 of an acquired in-place lease intangible asset and $55,000 and $101,000 of an acquired leasing commission intangible asset at March 31, 2022 and December 31, 2021, respectively.

(3)	Includes $126,000 and $129,000 of building renovations assets at carrying value at March 31, 2022 and December 31, 2021 made subsequent to the date of acquisition of a property.
(4)	Includes a property acquired in October 2021 that is being marketed for sale.
(5)

Right of use assets include a right of use asset associated with an acquired ground lease of $3.0 million and $3.1 million accounted for as an operating lease and a below-market lease intangible asset of $2.4 million and $2.4 million at March 31, 2022 and December 31, 2021, respectively.

(6)	Refer to Note 8 for additional information on the Company’s remaining operating leases.
(7)

Carrying value includes franchise agreement intangible assets of $2.6 million and $2.6 million and a customer list intangible asset of $269,000 and $311,000 at March 31, 2022 and December 31, 2021, respectively.

The right of use assets and lease liabilities comprised an acquired ground lease that was determined to be an operating lease and associated below-market lease intangible asset. The lease payments on the ground lease consist of air rights rent, retail rent and parking rent, the amounts of which are specifically determined in the executed lease agreement and subsequently increased based on the increase of the consumer price index over a specified number of periods. The Company recorded approximately $12,000 of offsetting amortization and accretion on its ground lease right of use assets and lease liabilities during the three months ended March 31, 2022 and 2021.

During the three months ended March 31, 2022 and 2021, the Company recorded amortization expense of approximately $1.2 million and $197,000, respectively, on its intangible assets. The Company expects to record amortization expense of $1.2 million, $401,000, $244,000, $210,000 and $210,000 during the 2022, 2023, 2024, 2025 and 2026 fiscal years, respectively, on its intangible assets.

(Back to Index)

(Back to Index)

ACRES COMMERCIAL REALTY CAPITAL CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

MARCH 31, 2022

(unaudited)

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

•	Office equipment: payments are made on a fixed schedule.

The following table summarizes the Company’s operating leases (in thousands):

	March 31, 2022	December 31, 2021
Operating Leases:
Right of use assets	$431	$443
Lease liabilities	$(466)	$(477)

Weighted average remaining lease term:	6.3 years	6.6 years
Weighted average discount rate:	10.65%	10.65%

The following table summarizes the Company’s operating lease costs and cash payments for the periods presented (in thousands):

	For the Three Months Ended
	March 31,
	2022	2021
Lease Cost:
Operating lease cost	$24	$—

Other Information:
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from operating leases	$23	$—

The following table summarizes the Company’s operating leases cash flow obligations on an undiscounted, annual basis (in thousands):

Operating Leases
2022	$97
2023	99
2024	99
2025	102
2026	104
Thereafter	170
Subtotal	671
Less: impact of discount	(205)
Total	$466

NOTE 9 - INVESTMENT SECURITIES AVAILABLE-FOR-SALE

The Company had no investment securities available-for-sale at March 31, 2022 or December 31, 2021.

The Company sold its final two CMBS positions, resulting in cash proceeds of $3.0 million and gains of $878,000, during the three months ended March 31, 2021.

(Back to Index)

(Back to Index)

ACRES COMMERCIAL REALTY CAPITAL CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

MARCH 31, 2022

(unaudited)

NOTE 10 - INVESTMENTS IN UNCONSOLIDATED ENTITIES

The Company’s investments in unconsolidated entities at March 31, 2022 and December 31, 2021 comprised a 100% interest in the common shares of RCT I and RCT II with a value of $1.5 million in the aggregate, or 3.0% of each trust. The Company records its investments in RCT I’s and RCT II’s common shares as investments in unconsolidated entities using the cost method, recording dividend income when declared by RCT I and RCT II. During each of the three months ended March 31, 2022 and 2021, the Company recorded dividends from its investments in RCT I’s and RCT II’s common shares, reported in other revenue on the consolidated statement of operations, of $16,000.

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

	Principal Outstanding	Unamortized Issuance Costs and Discounts	Outstanding Borrowings	Weighted Average Borrowing Rate	Weighted Average Remaining Maturity	Value of Collateral
At March 31, 2022:
ACR 2021-FL1 Senior Notes	$675,223	$5,014	$670,209	1.93%	14.2 years	$802,643
ACR 2021-FL2 Senior Notes	567,000	6,056	560,944	2.24%	14.8 years	700,000
Senior secured financing facility	—	3,280	(3,280)	5.75%	5.3 years	153,171
CRE - term warehouse financing facilities (1)	156,070	3,864	152,206	2.57%	2.6 years	210,412
4.5% Convertible Senior Notes	48,175	528	47,647	4.50%	137 days	—
5.75% Senior Unsecured Notes (2)	150,000	3,070	146,930	5.75%	4.4 years	—
Unsecured Junior Subordinated Debentures	51,548	—	51,548	4.60%	14.4 years	—
Total	$1,648,016	$21,812	$1,626,204	2.60%	12.0 years	$1,866,226

	Principal Outstanding	Unamortized Issuance Costs and Discounts	Outstanding Borrowings	Weighted Average Borrowing Rate	Weighted Average Remaining Maturity	Value of Collateral
At December 31, 2021:
XAN 2020-RSO8 Senior Notes	$142,375	$577	$141,798	2.18%	13.2 years	$229,263
XAN 2020-RSO9 Senior Notes	94,814	489	94,325	4.25%	15.3 years	144,361
ACR 2021-FL1 Senior Notes (3)	675,223	5,410	669,813	1.60%	14.5 years	802,643
ACR 2021-FL2 Senior Notes	567,000	6,437	560,563	1.90%	15.1 years	700,000
Senior secured financing facility	—	3,432	(3,432)	5.75%	6.2 years	170,791
CRE - term warehouse financing facilities (1)	71,078	4,307	66,771	2.27%	2.8 years	102,027
4.50% Convertible Senior Notes	88,014	1,583	86,431	4.50%	227 days	—
5.75% Senior Unsecured Notes (2)	150,000	3,393	146,607	5.75%	4.6 years	—
Unsecured junior subordinated debentures	51,548	—	51,548	4.12%	14.7 years	—
Total	$1,840,052	$25,628	$1,814,424	2.44%	12.7 years	$2,149,085

(1)	Principal outstanding includes accrued interest payable of $134,000 and $58,000 at March 31, 2022 and December 31, 2021, respectively.
(2)

Includes deferred debt issuance costs of $128,000 and $306,000 at March 31, 2022 and December 31, 2021, respectively, associated with the 12.00% senior unsecured notes due 2027 (“12.00% Senior Unsecured Notes”) that had no outstanding balance at both March 31, 2022 and December 31, 2021.

(3)	Value of collateral excludes interest income of $730,000 and exit fees of $228,000 received as of December 31, 2021.

(Back to Index)

(Back to Index)

ACRES COMMERCIAL REALTY CAPITAL CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

MARCH 31, 2022

(unaudited)

Securitizations

The following table sets forth certain information with respect to the Company’s consolidated securitizations at March 31, 2022 (in thousands, except amount in footnotes):

	Closing Date	Maturity Date	Permitted Funded Companion Participation Acquisition Period End (1)	Reinvestment Period End (2)	Total Note Paydowns Received from Closing Date through March 31, 2022
ACR 2021-FL1	May 2021	June 2036	N/A	May 2023	$—
ACR 2021-FL2	December 2021	January 2037	N/A	December 2023	$—

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

The investments held by the Company’s securitizations collateralize the securitizations’ borrowings and, as a result, are not available to the Company, its creditors, or stockholders. All senior notes and preferred shares of the securitizations held by the Company at March 31, 2022 and December 31, 2021 were eliminated in consolidation.

XAN 2020-RSO8

In March 2020, the Company closed Exantas Capital Corp. 2020-RSO8, Ltd. (“XAN 2020-RSO8”), a $522.6 million CRE debt securitization transaction that provided financing for CRE loans. In March 2022, the Company exercised the optional redemption of XAN 2020-RSO8, and all of the outstanding senior notes were paid off from the sales proceeds of certain of the securitization’s assets.

XAN 2020-RSO9

In September 2020, the Company closed Exantas Capital Corp. 2020-RSO9, Ltd. (“XAN 2020-RSO9”), a $297.0 million CRE debt securitization transaction that provided financing for CRE loans. In February 2022, the Company exercised the optional redemption of XAN 2020-RSO9, and all of the outstanding senior notes were paid off from the sales proceeds of certain of the securitization’s assets.

Corporate Debt

4.50% Convertible Senior Notes

The Company issued $143.8 million aggregate principal of its 4.50% convertible senior notes due 2022 (“4.50% Convertible Senior Notes”) in August 2017.

During the three months ended March 31, 2022, the Company repurchased $39.8 million of its 4.50% Convertible Senior Notes, resulting in a charge to earnings of $574,000, comprising an extinguishment of debt charge of $460,000 in connection with the acceleration of the market discount and interest expense of $114,000 in connection with the acceleration of deferred debt issuance costs. During the year ended December 31, 2021 , the Company repurchased $55.7 million of its 4.50% Convertible Senior Notes.

(Back to Index)

(Back to Index)

ACRES COMMERCIAL REALTY CAPITAL CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

MARCH 31, 2022

(unaudited)

The following table summarizes the 4.50% Convertible Senior Notes at March 31, 2022 (dollars in thousands, except the conversion rate, conversion price and amounts in the footnotes):

	Principal Outstanding	Borrowing Rate	Effective Rate (1)(2)	Conversion Rate (3)(4)	Conversion Price (4)	Maturity Date
4.50% Convertible Senior Notes	$48,175	4.50%	7.43%	27.7222	$36.06	August 15, 2022

(1)

Includes the amortization of the market discounts and deferred debt issuance costs, if any, for the 4.50% Convertible Senior Notes recorded in interest expense on the consolidated statements of operations.

(2)	During the three months ended March 31, 2022 and 2021, the effective interest rate for the 4.50% Convertible Senior Notes was 7.43%.
(3)

Represents the number of shares of common stock per $1,000 principal amount of the 4.50% Convertible Senior Notes’ principal outstanding, subject to adjustment as provided in the Third Supplemental Indenture (the “4.50% Convertible Senior Notes Indenture”).

(4)

The conversion rate and conversion price of the 4.50% Convertible Senior Notes at March 31, 2022 are adjusted to reflect quarterly cash distributions in excess of a $0.30 distribution threshold, as defined in the 4.50% Convertible Senior Notes Indenture.

The 4.50% Convertible Senior Notes are convertible at the option of the holder at any time up until one business day before the respective maturity date and may be settled in cash, the Company’s common stock or a combination of cash and the Company’s common stock, at the Company’s election. The closing price of the Company’s common stock was $13.41 on March 31, 2022, which did not exceed the conversion price of its 4.50% Convertible Senior Notes at March 31, 2022.

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

MARCH 31, 2022

(unaudited)

Senior Secured Financing Facility and Term Warehouse Financing Facilities

Borrowings under the Company’s senior secured financing facility and term warehouse facilities are guaranteed by the Company or one or more of its subsidiaries. The following table sets forth certain information with respect to the Company’s senior secured financing and term warehouse financing facilities (dollars in thousands, except amounts in footnotes):

	March 31, 2022				December 31, 2021
	Outstanding Borrowings	Value of Collateral	Number of Positions as Collateral	Weighted Average Interest Rate	Outstanding Borrowings	Value of Collateral	Number of Positions as Collateral	Weighted Average Interest Rate
Senior Secured Financing Facility
Massachusetts Mutual Life Insurance Company (1)	$(3,280)	$153,171	7	5.75%	$(3,432)	$170,791	9	5.75%

CRE - Term Warehouse Financing Facilities(2)
JPMorgan Chase Bank, N.A.(3)	45,196	69,709	5	2.75%	18,875	37,167	3	2.85%
Morgan Stanley Mortgage Capital Holdings LLC(4)	107,010	140,703	8	2.50%	47,896	64,860	3	2.03%
Total	$148,926	$363,583			$63,339	$272,818

(1)	Includes $3.3 million and $3.4 million of deferred debt issuance costs at March 31, 2022 and December 31, 2021, respectively.
(2)	Outstanding borrowings include accrued interest payable.
(3)

Includes $1.6 million and $1.8 million of deferred debt issuance costs at March 31, 2022 and December 31, 2021, respectively, in addition to $250,000 and $356,000 of deferred debt issuance costs at March 31, 2022 and December 31, 2021, respectively, from other term warehouse financing facilities with no balance.

(4)	Includes $2.0 million and $2.2 million of deferred debt issuance costs at March 31, 2022 and December 31, 2021, respectively.

The following table shows information about the amount at risk under the warehouse financing facilities (dollars in thousands):

	Amount at Risk (1)	Weighted Average Remaining Maturity	Weighted Average Interest Rate
At March 31, 2022:
CRE - Term Warehouse Financing Facilities
JPMorgan Chase Bank, N.A.	$22,929	2.6 years	2.75%
Morgan Stanley Mortgage Capital Holdings LLC	$32,174	2.6 years	2.50%

(1)	Equal to the total of the estimated fair value of loans sold and accrued interest receivable, minus the total of the warehouse financing agreement liabilities and accrued interest payable.

The Company was in compliance with all financial covenants in each of the respective agreements at March 31, 2022 and December 31, 2021.

Senior Secured Financing Facility

In July 2020, an indirect, wholly-owned subsidiary of the Company (“Holdings”), along with its direct wholly-owned subsidiary (the “Borrower”), entered into a loan and servicing agreement (the “MassMutual Loan Agreement”) with MassMutual and the other lenders party thereto (the “Lenders”) to finance the Company’s core CRE lending business.

In connection with the MassMutual Loan Agreement, the Company, with certain of its subsidiaries, entered into a Guaranty (the “MassMutual Guaranty”) in favor of the secured parties under the MassMutual Loan Agreement.  Pursuant to the MassMutual Guaranty, the Company fully guaranteed all payments and performance of the Borrower and Holdings under the MassMutual Loan Agreement. Additionally, the Company and certain of its subsidiaries made certain representations and warranties and agreed not to incur debt or liens, each subject to certain exceptions, and agreed to provide the Lenders with certain information.

The MassMutual Loan Agreement was amended in several instances pursuant to which (i) MassMutual consented to the formation of certain subsidiaries to hold real estate and (ii) such subsidiaries agreed to enter into guaranty agreements in favor of the secured parties under the MassMutual Loan Agreement.

(Back to Index)

(Back to Index)

ACRES COMMERCIAL REALTY CAPITAL CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

MARCH 31, 2022

(unaudited)

CRE - Term Warehouse Financing Facilities

In April 2018, an indirect, wholly-owned subsidiary of the Company entered into a master repurchase agreement (the “Barclays Facility”) with Barclays Bank PLC (“Barclays”) to finance the origination of CRE loans. In February 2022, such subsidiary entered into the Third Amendment to Master Repurchase Agreement (the “Barclays Amendment”) with Barclays, which amended the Barclays Facility to add market terms regarding the replacement of LIBOR upon determination of a benchmark transition event.

In November 2021, an indirect, wholly-owned subsidiary of the Company entered into a master repurchase and securities contract agreement (the “Morgan Stanley Facility”) with Morgan Stanley Mortgage Capital Holdings LLC (“Morgan Stanley”) to finance the origination of CRE loans. In January 2022, such subsidiary entered into the First Amendment to Master Repurchase and Securities Contract Agreement (the “Morgan Stanley Amendment”) with Morgan Stanley, which amended the Morgan Stanley Facility to add market terms regarding the replacement of LIBOR upon determination of a benchmark transition event.

Contractual maturity dates of the Company’s borrowings’ principal outstanding by category and year are presented in the table below (in thousands):

	Total	2022	2023	2024	2025	2026 and Thereafter
At March 31, 2022:
CRE securitizations	$1,242,223	$—	$—	$—	$—	$1,242,223
Unsecured junior subordinated debentures	51,548	—	—	—	—	51,548
4.50% Convertible Senior Notes	48,175	48,175	—	—	—	—
5.75% Senior Unsecured Notes	150,000	—	—	—	—	150,000
CRE - term warehouse financing facilities(1)	156,070	—	—	156,070	—	—
Total	$1,648,016	$48,175	$—	$156,070	$—	$1,443,771

(1)	Includes accrued interest payable in the balances of principal outstanding.

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

On October 4, 2021, the Company and the Manager entered into an Equity Distribution Agreement with JonesTrading Institutional Services LLC, as placement agent (“JonesTrading”), pursuant to which the Company may issue and sell from time to time up to 2.2 million shares of the Series D Preferred Stock. Sales of the Series D Preferred Stock may be made in transactions that are deemed to be “at the market” offerings, as defined in Rule 415 of the Securities Act of 1933, as amended, including without limitation, sales made directly on the New York Stock Exchange, on any other existing trading market for the shares or to or through a market maker. Subject to the terms of the Company’s notice, JonesTrading may also sell the shares by any other method permitted by law, including but not limited to in privately negotiated transactions. The Company will pay JonesTrading a commission up to 3.0% of the gross proceeds from the sales of the Series D Preferred Stock pursuant to the agreement. The terms and conditions of the agreement include various representations and warranties, conditions to closing, indemnification rights and obligations of the parties and termination provisions. During the three months ended March 31, 2022, the Company did not issue any Series D Preferred Stock through this agreement.

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

(Back to Index)

(Back to Index)

ACRES COMMERCIAL REALTY CAPITAL CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

MARCH 31, 2022

(unaudited)

At March 31, 2022, the Company had 4.8 million shares of Series C Preferred Stock and 4.6 million shares of Series D Preferred Stock outstanding, with weighted average issuance prices, excluding offering costs, of $25.00.

In March 2016, the board of directors (the “Board”) approved a securities repurchase plan, and in November 2020, the Board reauthorized and approved the continued use of this plan to repurchase up to $20.0 million of the outstanding shares of the Company’s common stock. Additionally, the Board authorized the Company to enter into written trading plans under Rule 10b5-1 of the Securities Exchange Act of 1934 (the “Exchange Act”). In July 2021, the authorized amount was fully utilized, and in November 2021, the Board authorized and approved the continued use of its existing share repurchase program to repurchase an additional $20.0 million of the outstanding shares of the Company's common stock. Under the share repurchase program, the Company intends to repurchase shares through open market purchases, privately-negotiated transactions, block purchases or otherwise in accordance with applicable federal securities laws, including Rule 10b-18 and 10b5-1 of the Exchange Act.

During the three months ended March 31, 2022 and 2021, the Company repurchased $3.9 million and $9.5 million of its common stock, respectively, representing 314,552 and 744,664 shares, respectively. At March 31, 2022, $12.4 million remains available under this repurchase plan.

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

NOTE 13 - SHARE-BASED COMPENSATION

In June 2021, the Company’s shareholders approved the ACRES Commercial Realty Corp. Third Amended and Restated Omnibus Equity Compensation Plan (the “Omnibus Plan”) and the ACRES Commercial Realty Corp. Manager Incentive Plan (the “Manager Plan” and together with the Omnibus Plan, the “Plans”). The Omnibus Plan was amended to (i) increase the number of shares authorized for issuance by an additional 1,100,000 shares of common stock, less any shares of common stock issued or subject to awards granted under the Manager Plan; and (ii) extend the expiration date of the Omnibus Plan from June 2029 to June 2031. The maximum number of shares that may be subject to awards granted under the Plans, determined on a combined basis, is 1,700,817 shares of common stock.

The Company recognized restricted stock-based compensation expense of $744,000 and $19,000, respectively, during the three months ended March 31, 2022 and March 31, 2021.

The following table summarizes the Company’s restricted common stock transactions:

	Manager	Directors	Total Number of Shares	Weighted-Average Grant-Date Fair Value
Unvested shares at January 1, 2022	299,999	33,330	333,329	$17.39
Issued	—	—	—	—
Vested	—	—	—	—
Forfeited	—	—	—	—
Unvested shares at March 31, 2022	299,999	33,330	333,329	$17.39

(Back to Index)

(Back to Index)

ACRES COMMERCIAL REALTY CAPITAL CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

MARCH 31, 2022

(unaudited)

The unvested restricted common stock shares are expected to vest during the following years:

Year	Shares
2022	83,331
2023	83,331
2024	83,331
2025	83,336
Total	333,329

At March 31, 2022, total unrecognized compensation costs relating to unvested restricted stock was $3.4 million based on the grant date fair value of shares granted. The cost is expected to be recognized over a weighted average period of 3.2 years.

Under the Company’s Fourth Amended and Restated Management Agreement, as amended (“Management Agreement”), incentive compensation is paid quarterly. Up to 75% of the incentive compensation is paid in cash and at least 25% is paid in the form of an award of common stock, recorded in management fees on the consolidated statements of operations. No incentive compensation was paid to the Manager for the three months ended March 31, 2022 or 2021.

On May 6, 2022, the Company issued 299,999 restricted shares under the Manager Plan and a total of 33,334 shares to its directors under the Omnibus Plan, each grant to vest 25% over four years.

The Omnibus Plan and the Manager Plan are administered by the compensation committee of the Board (the “Compensation Committee”). In 2020, the Compensation Committee and the Board created parameters for equity awards, whereby they are no longer discretionary but are now based upon the Company’s achievement of performance parameters using book value of the common stock as the appropriate benchmark. See Note 17 for a description of awards made under the Manager Plan.

NOTE 14 - EARNINGS PER SHARE

The following table presents a reconciliation of basic and diluted earnings (losses) per common share for the periods presented (dollars in thousands, except per share amounts):

	For the Three Months Ended
	March 31,
	2022	2021
Net income	$2,084	$13,056
Net income allocated to preferred shares	(4,855)	(2,588)
Net (loss) income allocable to common shares	$(2,771)	$10,468

Weighted average number of common shares outstanding:
Weighted average number of common shares outstanding - basic	8,630,316	9,729,463
Weighted average number of warrants outstanding (1)	466,661	466,661
Total weighted average number of common shares outstanding - basic	9,096,977	10,196,124
Effect of dilutive securities - unvested restricted stock	—	9,245
Weighted average number of common shares outstanding - diluted	9,096,977	10,205,369

Net (loss) income per common share - basic	$(0.30)	$1.03
Net (loss) income per common share - diluted	$(0.30)	$1.03

(1)	See Note 12 for further details regarding the warrants.

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

(Back to Index)

(Back to Index)

ACRES COMMERCIAL REALTY CAPITAL CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

MARCH 31, 2022

(unaudited)

The Company’s 2022 distributions are, and will be, determined by the Board, which will also consider the composition of any distributions declared, including the option of paying a portion in cash and the balance in additional shares of common stock.

For the three months ended March 31, 2022, the Company declared and subsequently paid its Series C Preferred Stock and Series D Preferred Stock distributions of $0.54 per share and $0.49 per share, respectively. For the three months ended March 31, 2021, the Company declared and subsequently paid its Series C Preferred Stock distributions of $0.54 per share.

The Company did not pay any common share distributions for the three months ended March 31, 2022 and 2021.

The following tables present distributions declared (on a per share basis) for the three months ended March 31, 2022 and the year ended December 31, 2021:

	Series C Preferred Stock			Series D Preferred Stock
	Date Paid	Total Distributions Paid	Distributions Per Share	Date Paid	Total Distributions Paid	Distributions Per Share
	(in thousands)			(in thousands)
2022
March 31	May 2	$2,588	$0.5390625	May 2	$2,268	$0.4921875
2021
December 31	January 31, 2022	$2,588	$0.5390625	January 31, 2022	$2,268	$0.4921875
September 30	November 1	$2,588	$0.5390625	November 1	$2,264	$0.4921875
June 30	July 30	$2,588	$0.5390625	July 30	$1,736	$0.3773440
March 31	April 30	$2,588	$0.5390625	N/A	N/A	N/A

NOTE 16 - ACCUMULATED OTHER COMPREHENSIVE LOSS

The following table presents the changes in net unrealized loss on derivatives, the sole component of accumulated other comprehensive loss, for the three months ended March 31, 2022 (in thousands):

Accumulated Other Comprehensive Loss - Net Unrealized Loss on Derivatives
Balance at January 1, 2022	$(8,127)
Amounts reclassified from accumulated other comprehensive loss (1)	456
Balance at March 31, 2022	$(7,671)

(1)	Amounts reclassified from accumulated other comprehensive loss are reclassified to interest expense on the Company’s consolidated statements of operations.

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

(Back to Index)

(Back to Index)

ACRES COMMERCIAL REALTY CAPITAL CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

MARCH 31, 2022

(unaudited)

Effective on July 31, 2020, the Company has a Management Agreement with the Manager pursuant to which the Manager provides the day-to-day management of the Company’s operations and receives management fees. For the three months ended March 31, 2022 and 2021, the Manager earned base management fees of approximately $1.7 million and $1.3 million, respectively. No incentive compensation was earned for the three months ended March 31, 2022 and 2021. At March 31, 2022 and December 31, 2021, $557,000 and $561,000, respectively, of base management fees were payable by the Company to the Manager. There was no incentive compensation payable at March 31, 2022 and December 31, 2021. The Manager and its affiliates provide the Company with a Chief Financial Officer and a sufficient number of additional accounting, finance, tax and investor relations professionals. The Company reimburses the Manager’s expenses for (a) the wages, salaries and benefits of the Chief Financial Officer, and (b) a portion of the wages, salaries and benefits of accounting, finance, tax and investor relations professionals, in proportion to such personnel’s percentage of time allocated to the Company’s operations. The Company reimburses out-of-pocket expenses and certain other costs incurred by the Manager that related directly to the Company’s operations. For the three months ended March 31, 2022 and 2021, the Company reimbursed the Manager $2.0 million and $1.2 million, respectively, for all such compensation and costs. At March 31, 2022 and December 31, 2021, the Company had payables to the Manager pursuant to the Management Agreement totaling approximately $317,000 and $1.2 million, respectively, related to such compensation and costs. The Company’s base management fee payable and expense reimbursements payable were recorded in management fee payable - related party and accounts payable and other liabilities on the consolidated balance sheet, respectively.

On July 31, 2020, ACRES RF, then known as RCC Real Estate, Inc., a direct, wholly owned subsidiary of the Company, provided a $12.0 million loan (the “ACRES Loan”) to ACRES Capital Corp. evidenced by the promissory note from ACRES Capital Corp.

The ACRES Loan accrues interest at 3.00% per annum payable monthly. The monthly amortization payment is $25,000. The ACRES Loan matures in July 2026, subject to two one-year extensions (at ACRES Capital Corp.’s option) subject to the payment of a 0.5% extension fee to ACRES RF on the outstanding principal amount of the ACRES Loan.

During the three months ended March 31, 2022 and 2021, the Company recorded interest income of $87,000 and $89,000, respectively, on the ACRES Loan in other income (expense) on the consolidated statements of operations. At March 31, 2022, the ACRES Loan had a principal balance and accrued interest receivable of $11.5 million and $30,000, respectively, recorded in loan receivable - related party and accrued interest receivable, respectively, on the consolidated balance sheet. At December 31, 2021, the ACRES Loan had a principal balance of $11.6 million, recorded in loan receivable - related party on the consolidated balance sheet, and no accrued interest receivable.

At March 31, 2022, the Company retained equity in two securitization entities that were structured for the Company by the Manager. Under the Management Agreement, the Manager was not separately compensated by the Company for executing these transactions and was not separately compensated for managing the securitization entities and their assets.

Relationship with ACRES Capital Servicing LLC. Under the MassMutual Loan Agreement, ACRES Capital Servicing LLC (“ACRES Capital Servicing”), an affiliate of ACRES Capital Corp. and the Manager, serves as the portfolio servicer. Additionally, ACRES Capital Servicing served as the special servicer of Exantas Capital Corp. 2019-RSO7, Ltd. (“XAN 2019-RSO7”), XAN 2020-RSO8 and XAN 2020-RSO9 and serves as special servicer of ACRES Commercial Realty 2021-FL1 Issuer, Ltd. (“ACR 2021-FL1”) and ACRES Commercial Realty 2021-FL2 Issuer, Ltd. (“ACR 2021-FL2”). During the three months ended March 31, 2022 and 2021, ACRES Capital Servicing received no portfolio servicing fees or special servicing fees.

Relationship with ACRES Collateral Manager, LLC. ACRES Collateral Manager, LLC, an affiliate of ACRES Capital Corp. and the Manager, serves as the collateral manager of ACR 2021-FL1 and ACR 2021-FL2, a role for which it waived its fee.

Relationship with ACRES Development Management, LLC. ACRES Development Management, LLC (“DevCo”) is a wholly owned subsidiary of ACRES Capital Corp., the parent of the Manager. DevCo acts in various capacities as a co-developer or owner’s representative for direct equity investments within the Company’s portfolio. In November 2021 and December 2021, the joint venture entities of the two CRE equity investments acquired through direct investment entered into development agreements with DevCo (the “Development Agreements”). Pursuant to the Development Agreements, DevCo agreed to manage the development of the projects associated with each equity investment in accordance with a development standard in exchange for fees equal to between 1.25% and 1.5% of all project costs. No fees were incurred or paid to DevCo for services rendered under the Development Agreements during the three months ended March 31, 2022.

(Back to Index)

(Back to Index)

ACRES COMMERCIAL REALTY CAPITAL CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

MARCH 31, 2022

(unaudited)

Relationship with ACRES Share Holdings, LLC. In June 2021, the Company’s Manager Plan was approved by its shareholders, which authorized up to 1,100,000 shares of common stock for issuance to the Manager (less shares of common stock issued or subject to awards under the Omnibus Plan). ACRES Share Holdings, LLC, an affiliate of ACRES Capital Corp. and the Manager, was granted 299,999 shares during the year ended December 31, 2021 that will vest 25% each year on the anniversary of the issuance date over four years. There were no shares issued under this plan during the three months ended March 31, 2022.

On May 6, 2022, the Company issued 299,999 restricted shares to ACRES Share Holdings, LLC under the Manager Plan that will vest 25% each year on the anniversary of the issuance date over four years. See Note 13 for additional details.

NOTE 18 - FAIR VALUE OF FINANCIAL INSTRUMENTS

The Company had no financial instruments carried at fair value on a recurring basis at March 31, 2022 and December 31, 2021.

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

The fair values of the Company’s loans held for investment are measured by discounting the expected future cash flows using the current interest rates at which similar loans would be made to borrowers with similar credit ratings and for the same remaining maturities. Par values of loans with variable interest rates are expected to approximate fair value unless evidence of credit deterioration exists, in which case the fair value approximates the par value less the loan’s allowance estimated through individual evaluation. Fair values of loans with fixed rates are calculated using the net present values of future cash flows, discounted at market rates. The Company’s floating-rate CRE loans had interest rates from 3.19% to 9.00% and 3.01% to 9.00% at March 31, 2022 and December 31, 2021, respectively.

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

The fair value of the senior secured financing facility is measured by discounting the facility’s remaining contractual cash flows using the current interest rate at which a similar debt instrument would be issued for the same remaining maturity. The fair value of the senior secured financing facility is estimated using a discounted cash flow model that discounts the expected future cash flows at a rate of 5.75%. At March 31, 2022 and December 31, 2021, there were no borrowings outstanding on the senior secured financing facility.

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

The Company’s 5.75% Senior Unsecured Notes are estimated by using a discounted cash flow model.

The fair values of the junior subordinated notes RCT I and RCT II are estimated by using a discounted cash flow model.

(Back to Index)

(Back to Index)

ACRES COMMERCIAL REALTY CAPITAL CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

MARCH 31, 2022

(unaudited)

The fair values of the Company’s remaining financial and non-financial assets that are not reported at fair value on the consolidated balance sheets are reported in the following table (in thousands):

		Fair Value Measurements
	Carrying Value	Fair Value	Quoted Prices in Active Markets for Identical Assets of Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
At March 31, 2022:
Assets:
CRE whole loans	$1,887,255	$1,904,974	$—	$—	$1,904,974
CRE mezzanine loan	$4,464	$4,700	$—	$—	$4,700
Loan receivable - related party	$11,525	$10,004	$—	$—	$10,004
Liabilities:					.
Senior notes in CRE securitizations	$1,231,153	$1,223,179	$—	$—	$1,223,179
Warehouse financing facilities	$152,206	$156,070	$—	$—	$156,070
4.50% Convertible Senior Notes	$47,647	$48,175	$—	$—	$48,175
5.75% Senior Unsecured Notes (1)	$146,930	$140,340	$—	$—	$140,340
Junior subordinated notes	$51,548	$39,999	$—	$—	$39,999
At December 31, 2021:
Assets:
CRE whole loans	$1,869,301	$1,889,499	$—	$—	$1,889,499
CRE mezzanine loan	$4,445	$4,700	$—	$—	$4,700
Loan receivable - related party	$11,575	$10,407	$—	$—	$10,407
Liabilities:
Senior notes in CRE securitizations	$1,466,499	$1,473,893	$—	$—	$1,473,893
Warehouse financing facility	$66,771	$68,905	$—	$—	$68,905
4.50% Convertible Senior Notes	$86,431	$87,873	$—	$—	$87,873
5.75% Senior Unsecured Notes (1)	$146,607	$148,125	$—	$—	$148,125
Junior subordinated notes	$51,548	$41,424	$—	$—	$41,424

(1)

Carrying value at March 31, 2022 and December 31, 2021 includes deferred debt issuance costs of $128,000 and $307,000, respectively, associated with the 12.00% Senior Unsecured Notes, that had no outstanding balance at both March 31, 2022 and December 31, 2021.

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

(Back to Index)

(Back to Index)

ACRES COMMERCIAL REALTY CAPITAL CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

MARCH 31, 2022

(unaudited)

The Company terminated all of its interest rate swap positions associated with its prior financed CMBS portfolio in April 2020. At termination, the Company realized a loss of $11.8 million. At March 31, 2022 and December 31, 2021, the Company had a loss of $8.0 million and $8.5 million, respectively, recorded in accumulated other comprehensive loss, which will be amortized into earnings over the remaining life of the debt. During the three months ended March 31, 2022 and 2021, the Company recorded amortization expense of $479,000, reported in interest expense on the consolidated statements of operations.

At March 31, 2022 and December 31, 2021, the Company had an unrealized gain of $324,000 and $347,000, respectively, attributable to two terminated interest rate swaps, in accumulated other comprehensive loss on the consolidated balance sheets, to be accreted into earnings over the remaining life of the debt. For each of the three months ended March 31, 2022 and 2021, the Company recorded accretion income, reported in interest expense on the consolidated statements of operations, of $23,000 to accrete the accumulated other comprehensive income on the terminated swap agreements.

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

The following tables present the effect of the derivative instruments on the consolidated statements of operations for the three months ended March 31, 2022 and 2021 (in thousands):

	Derivatives
Three Months Ended March 31, 2022	Consolidated Statements of Operations Location	Realized and Unrealized Gain (Loss) (1)
Interest rate swap contracts, hedging	Interest expense	$(456)

	Derivatives
Three Months Ended March 31, 2021	Consolidated Statements of Operations Location	Realized and Unrealized Gain (Loss) (1)
Interest rate swap contracts, hedging	Interest expense	$(456)

(1)	Negative values indicate a decrease to the associated consolidated statement of operations line items.

NOTE 20 - OFFSETTING OF FINANCIAL LIABILITIES

The following table presents a summary of the Company’s offsetting of financial liabilities (in thousands, except amounts in footnotes):

				(iv) Gross Amounts Not Offset on the Consolidated Balance Sheets
	(i) Gross Amounts of Recognized Liabilities	(ii) Gross Amounts Offset on the Consolidated Balance Sheets	(iii) = (i) - (ii) Net Amounts of Liabilities Included on the Consolidated Balance Sheets	Financial Instruments (1)	Cash Collateral Pledged	(v) = (iii) - (iv) Net Amount
At March 31, 2022:
Warehouse financing facilities (2)	$152,206	$—	$152,206	$152,206	$—	$—
At December 31, 2021:
Warehouse financing facilities (2)	$66,771	$—	$66,771	$66,771	$—	$—

(1)	Amounts represent financial instruments pledged that are available to be offset against liability balances associated with term warehouse financing facilities and repurchase agreements.
(2)

The combined fair values of loans pledged against the Company’s various term warehouse financing facilities and repurchase agreements was $210.4 million and $102.0 million at March 31, 2022 and December 31, 2021, respectively.

All balances associated with warehouse financing facilities are presented on a gross basis on the Company’s consolidated balance sheets.

(Back to Index)

(Back to Index)

ACRES COMMERCIAL REALTY CAPITAL CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

MARCH 31, 2022

(unaudited)

Certain of the Company’s warehouse financing facilities are governed by underlying agreements that generally provide for a right of offset in the event of default or in the event of a bankruptcy of either party to the transaction.

NOTE 21 - COMMITMENTS AND CONTINGENCIES

The Company may become involved in litigation on various matters due to the nature of the Company’s business activities. The resolution of these matters may result in adverse judgments, fines, penalties, injunctions and other relief against the Company as well as monetary payments or other agreements and obligations. In addition, the Company may enter into settlements on certain matters in order to avoid the additional costs of engaging in litigation. Except as discussed below, the Company is unaware of any contingencies arising from such litigation that would require accrual or disclosure in the consolidated financial statements at March 31, 2022.

The Company’s subsidiary, Primary Capital Mortgage, LLC (“PCM”), is subject to potential litigation related to claims for repurchases or indemnifications on loans that PCM has sold to third parties. At March 31, 2022 and December 31, 2021, no such litigation demand was outstanding. Reserves for such litigation demands are included in the reserve for mortgage repurchases and indemnifications that totaled $1.3 million at March 31, 2022 and December 31, 2021. The reserves for mortgage repurchases and indemnifications are included in accounts payable and other liabilities on the consolidated balance sheets.

The Company did not have any pending litigation matters or general litigation reserve at March 31, 2022 or December 31, 2021.

Impact of COVID-19

As discussed in Note 2, the COVID-19 pandemic continues to plague countries throughout the globe as virus variants have emerged. While the U.S. and certain countries around the world have eased restrictions and financial markets and unemployment rates have stabilized to some degree, due in large part to the discovery and distribution of vaccines and other treatments, the pandemic continues to cause uncertainty on the U.S. and global economies, generally, and the CRE business in particular. The reinstatement of nationwide restrictions placed on businesses in response to COVID-19 may cause significant cash flow disruptions across the economy that may impact the Company’s borrowers and their ability to stay current with their debt obligations in the near term. Due to the fluidity of this situation, along with other world events, any prediction as to the ultimate adverse impact of the pandemic on economic and market conditions remains difficult to assess. The Company had no contingent liabilities recorded in connection with the COVID-19 pandemic at March 31, 2022 or December 31, 2021. However, the impact of the COVID-19 pandemic has had and may continue to have a long-term and material impact on its results of operations, financial condition and cash flows through the fiscal year 2022.

Other Contingencies

PCM is subject to additional claims for repurchases or indemnifications on loans that PCM has sold to investors. At March 31, 2022 and December 31, 2021, outstanding demands for indemnification, repurchase or make whole payments totaled $3.3 million. The Company’s estimated exposure for such outstanding claims, as well as unasserted claims, is included in its reserve for mortgage repurchases and indemnifications.

Unfunded Commitments

Unfunded commitments on the Company’s originated CRE loans generally fall into two categories: (1) pre-approved capital improvement projects and (2) new or additional construction costs subject, in each case, to the borrower meeting specified criteria. Upon completion of the improvements or construction, the Company would receive additional interest income on the advanced amount. Whole loans had $145.5 million and $157.6 million in unfunded loan commitments at March 31, 2022 and December 31, 2021, respectively.
NOTE 22 - SUBSEQUENT EVENTS

The Company has evaluated subsequent events through the filing of this report and determined that there have not been any events, other than those described in Notes 7 and 13, that have occurred that would require adjustments to or disclosures in the consolidated financial statements.

(Back to Index)

(Back to Index)

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

References in this quarterly report to “we,” “us” or the “Company” refer to ACRES Commercial Realty Corp. The following discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with the consolidated financial statements and accompanying notes appearing elsewhere in this report. Certain information contained in the discussion and analysis set forth below includes forward-looking statements that involve risks and uncertainties.

Special Note Regarding Forward-Looking Statements

This report contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Such forward-looking statements can generally be identified by our use of forward-looking terminology such as “may,” “will,” “continue,” “expect,” “intend,” “anticipate,” “estimate,” “believe,” “look forward” or other similar words or terms. Because such statements include risks, uncertainties and contingencies, actual results may differ materially from the expectations, intentions, beliefs, plans or predictions of the future expressed or implied by such forward-looking statements. For information identifying important factors that could cause actual results to differ materially from those anticipated in the forward-looking statements, including, without limitation, factors impacting whether we will be able to maintain our sources of liquidity and whether we will be able to identify sufficient suitable investments to increase our originations, please refer to the Risk Factors section of the Company’s Annual Report on Form 10-K for the year ended December 31, 2021 filed with the U.S. Securities and Exchange Commission (the “SEC”). Except as expressly required by applicable securities law, the Company disclaims any intention or obligation to update or revise any forward-looking statements whether as a result of new information, future events or otherwise.

Overview

We are a Maryland corporation and an externally managed real estate investment trust (“REIT”) that is primarily focused on originating, holding and managing commercial real estate (“CRE”) mortgage loans and equity investments in commercial real estate properties through direct ownership and joint ventures. Our manager is ACRES Capital, LLC (the “Manager”), a subsidiary of ACRES Capital Corp. (collectively, “ACRES”), a private commercial real estate lender exclusively dedicated to nationwide middle market CRE lending with a focus on multifamily, student housing, hospitality, office and industrial property in top United States (“U.S.”) markets. Our Manager draws upon the management team of ACRES and its collective investment experience to provide its services. Our objective is to provide our stockholders with total returns over time, including quarterly distributions and capital appreciation, while seeking to manage the risks associated with our investment strategies as well as to maximize long-term stockholder value by maintaining stability through our available liquidity and diversified CRE loan portfolio.

In December 2019, a novel strain of coronavirus (“COVID-19”) was identified. The resulting spread of COVID-19 throughout the globe led the World Health Organization to designate COVID-19 as a pandemic and numerous countries, including the U.S, to declare national emergencies. Many countries responded to the initial and ensuing outbreaks of COVID-19 by instituting quarantines and restrictions on travel and limiting operations of non-essential offices and retail centers, which resulted in the closure or remote operation of non-essential businesses, increased rates of unemployment and market disruption in connection with the economic uncertainty. While the U.S. and certain countries around the world have eased restrictions and financial markets and unemployment rates have stabilized to some degree, due in large part to the development and distribution of vaccines and other treatments, the pandemic, exacerbated by virus variants, continues to cause uncertainty in the U.S. and global economies, generally, and the commercial real estate industry in particular.

The aforementioned quarantines and travel restrictions contributed significantly to economic disruptions across the country that directly impacted our borrowers and their ability to pay and to stay current with their debt obligations in 2019 and 2020, causing significant increases in our provisions for credit losses. During this height of the pandemic, we used a variety of legal and structural options to manage credit risk effectively, including through forbearance and extension provisions or agreements. As of March 31, 2022, we have substantially reversed those provisions due to significant improvements in our current and expected macroeconomic operating environments as well as due to improvements in collateral operating performance and market liquidity.

We continue to actively and responsibly manage corporate liquidity and operations in light of the market disruptions caused by COVID-19, and our Manager continuously monitors for new capital opportunities and executes on agreements that enhance our returns. However, it is inherently difficult to accurately assess the continuing impact of the pandemic as well as other domestic or global events on our revenues, profitability and financial position. In response, we are focused on maintaining sufficient liquidity while still growing our loan origination business. We continuously monitor the effects of domestic and global events, including but not limited to the current and expected impact of inflation, labor shortages, supply chain matters and rising interest rates, on our operations and financial position to ensure that we remain responsive and adaptable to the dynamic changes in our operating environment. For additional discussion with respect to the potential impact of COVID-19 on our liquidity and capital resources, see “Liquidity and Capital Resources.”

(Back to Index)

(Back to Index)

At $1.5 billion in CRE loan commitments originated, the year ended December 31, 2021 was a record year for CRE loan production. Our Manager expects to continue to leverage the complementary nature of our lending platforms, its experience and its network of relationships to enhance our new business loan pipeline prospectively.

We target originating transitional floating-rate CRE loans between $10.0 million and $100.0 million. During the three months ended March 31, 2022, we originated 3 floating-rate CRE whole loans with total commitments of $99.9 million. We anticipate that our CRE loan originations, CRE debt securitizations and other CRE-related investments for the year ended December 31, 2022 will be between $600.0 million and $1.0 billion.

Our CRE loan portfolio, which had a $1.9 billion carrying value at each of March 31, 2022 and December 31, 2021, comprised:

•

First mortgage loans, which we refer to as whole loans. These loans are typically secured by first liens on CRE property, including the following property types: multifamily, office, hotel, self-storage, retail, student housing, manufactured housing, industrial, healthcare and mixed-use. At March 31, 2022 and December 31, 2021, our whole loans had a carrying value of $1.9 billion, or 99.8%, of the CRE loan portfolio.

•

Mezzanine debt is senior to the borrower’s equity but is subordinated to other third-party debt. These loans are subordinated CRE loans, usually secured by a pledge of the borrower’s equity ownership in the entity that owns the property or by a second lien mortgage on the property.  At March 31, 2022 and December 31, 2021, our mezzanine loan had a carrying value of $4.5 million and $4.4 million, respectively, or 0.2% of the CRE loan portfolio.

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

At March 31, 2022, our $1.9 billion floating-rate CRE loan portfolio, at par, which includes one whole loan without a benchmark floor, had a weighted average LIBOR floor of 0.66%. At December 31, 2021, our par-value $1.9 billion floating-rate CRE loan portfolio, which includes one loan without a benchmark floor, had a weighted average benchmark floor of 0.75%. The decrease in the weighted average benchmark floor was a result of older CRE floating-rate loans with higher floors paying off and being replaced with newer loans with lower floors. If financing rates were increased compared to the conditions at March 31, 2022, net interest margin would be negatively impacted. We expect that as the loan portfolio mix continues to shift toward lower floors, the direct relationship between rising rates and positive net interest margin sensitivity will return by late 2022 to early 2023.

Our portfolio comprised loans with a diverse array of collateral types and locations. At March 31, 2022 and December 31, 2021, 89.4% and 88.0%, respectively, of our CRE loans were collateralized by multifamily, office, self-storage and manufactured housing, with the remaining 10.6% and 12.0%, respectively, collateralized by hotel and retail properties. These properties are located throughout the U.S., with two individual National Council of Real Estate Investment Fiduciaries (“NCREIF”) region making up more than 20% of the total CRE loan portfolio (Southeast at 26.8% and Southwest at 22.3%) at March 31, 2022 and one region in excess of 20% of the total CRE loan portfolio (Southeast at 28.4%) at December 31, 2021.

All but two of our loans were current on contractual payments at March 31, 2022.  In January 2022, one loan that was delinquent and one loan performing in accordance with a forbearance agreement paid off. Additionally, we have executed extensions on two loans at a weighted average extension of three months in exchange for $41,000 of fees during the three months ended March 31, 2022.

Our CRE mezzanine loan earns interest at a fixed rate.

From time to time, we may acquire real estate property through direct equity investments or as a result of our lending activities. At March 31, 2022, the total carrying value of our net real estate-related assets and liabilities was $81.8 million on four properties owned. The existence of net capital loss carryforwards allows for potential future capital gains on these investments to be shielded from income taxes.

(Back to Index)

(Back to Index)

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

Our asset-specific borrowings comprised term warehouse financing facilities, CRE debt securitizations and our senior secured financing facility. We executed the optional redemptions on Exantas Capital Corp. 2020-RSO9, Ltd. (“XAN 2020-RSO9”) and Exantas Capital Corp. 2020-RSO8, Ltd. (“XAN 2020-RSO8”) in February 2022 and March 2022, respectively.

At March 31, 2022 and December 31, 2021, we had outstanding balances on our CRE loan term warehouse financing facilities of $152.2 million and $66.8 million, respectively, or 9.4% and 3.7%, respectively, of total outstanding borrowings. At March 31, 2022 and December 31, 2021, we had outstanding balances of $1.2 billion and $1.5 billion, respectively, on CRE debt securitizations, or 75.7% and 80.8%, respectively, of total outstanding borrowings. At March 31, 2022 and December 31, 2021, we had no outstanding borrowings on our senior secured financing facility.

In February 2022, we repurchased approximately $39.8 million par value of our 4.50% convertible senior notes due 2022 (“4.50% Convertible Senior Notes”). In conjunction with the repurchase, we accelerated approximately $460,000 of the convertible note discount, which was recorded as an extinguishment of debt cost, and $114,000 of deferred debt issuance costs, which were recorded in interest expense.

In January 2020, we adopted updated accounting guidance that replaced the incurred loss approach with the current expected credit losses (“CECL”) model for the determination of our allowance for loan losses. We reevaluate our CECL allowance quarterly, incorporating our current expectations of macroeconomic factors considered in the determination of our CECL reserves. At March 31, 2022, the CECL allowance on our CRE loan portfolio was $4.7 million, or 0.25% of our $1.9 billion loan portfolio. At December 31, 2021, the CECL allowance on our CRE loan portfolio was $8.8 million, or 0.46% of our $1.9 billion of our loan portfolio. The CECL model projected significantly increased expected credit losses during the year ended December 31, 2020 in connection with the adverse market conditions caused by the COVID-19 pandemic. During the three months ended March 31, 2022 and for the year ended December 31, 2021, we recorded net reversals of credit losses, which reflected improvements in macroeconomic conditions, improved collateral operating performance and improvements in or resolutions of individually-evaluated loans. Additionally, the steady decline in our CECL reserves from our highest reserve balance in June 30, 2020 of $61.1 million, or 3.44% of the par balance of our CRE loan portfolio, to our current reserve balance at March 31, 2022 of $4.7 million, or 0.25% of the par balance of our CRE loan portfolio, has been due to the successful resolution of our individually evaluated loans with specific reserves, the overall newer vintage of our CRE loan portfolio (with 25% of the portfolio, at March 31, 2022, being originated prior to the fourth quarter of 2020) as well as the increasing percentage allocation of our CRE loan portfolio to multifamily loans over time. Multifamily loans have historically had the lowest credit losses of any asset class for us and as a sample population in the third-party model that we use to support our CECL reserves. Our percentage allocation of our CRE loan portfolio to multifamily has grown from 58% at June 30, 2020 to 73% at March 31, 2022.

During the three months ended March 31, 2022, we recorded charge-offs of $2.3 million primarily attributable to the discounted payoff of one loan that resulted in a realized loss of $2.3 million for which a CECL allowance was established at December 31, 2021.

We historically used derivative financial instruments, including interest rate swaps, to hedge a portion of the interest rate risk associated with our borrowings. In April 2020 we terminated all interest rate hedges in conjunction with the disposition of our financed commercial mortgage-backed securities (“CMBS”) portfolio. At March 31, 2022 and December 31, 2021, we had unrealized losses in connection with the terminated hedges of $8.0 million and $8.5 million, respectively, which will be amortized into interest expense over the remaining life of the debt. We recognized amortization expense on these terminated contracts of $479,000 during the three months ended March 31, 2022 and 2021.

Common stock book value was $24.10 per share at March 31, 2022, a $0.23 per share increase from December 31, 2021, primarily resulting from the accretive benefit of our board of directors, or our Board, approved common stock repurchase program, offset by net losses from operations incurred during the quarter.

Impact of COVID-19

As discussed in the “Overview” section above, the COVID-19 pandemic continues to plague countries throughout the globe as virus variants have emerged. While the U.S. and certain countries around the world have eased restrictions and financial markets and unemployment rates have stabilized to some degree, due in large part to the development and distribution of vaccines and other treatments, the pandemic continues to cause uncertainty on the U.S. and global economies, generally, and the CRE business in particular. The reinstatement of nationwide restrictions placed on businesses in response to COVID-19 may cause significant cash flow disruptions across the economy that may impact our borrowers and their ability to stay current with their debt obligations in the near term.

(Back to Index)

(Back to Index)

Due to the fluidity of this situation along with other world events, any prediction as to the ultimate adverse impact of the pandemic on economic and market conditions remains difficult to assess. The continuing impact of the pandemic has had, and we expect may continue to have, a long-term and material impact on our results of operations, financial condition and our liquidity and capital resources during the fiscal year 2022. Further discussion of the potential impacts on our business from the COVID-19 pandemic is provided in the section entitled “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2021.

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

While there is no consensus on what rate or rates may become accepted alternatives to LIBOR, the U.S. Federal Reserve, in conjunction with the Alternative Reference Rates Committee, a steering committee comprising large U.S. financial institutions, has identified SOFR, a new index calculated by short-term repurchase agreements backed by U.S. Treasury securities, as its preferred alternative rate for LIBOR. All our underwritten loans contain terms that allow for a change to an alternative benchmark rate upon the discontinuation of LIBOR. In September 2021, January 2022 and February 2022, the term warehouse financing facilities with JPMorgan Chase Bank, N.A. (“JPMorgan Chase”), Morgan Stanley Mortgage Capital Holdings LLC (“Morgan Stanley”) and Barclays Bank PLC (“Barclays”), respectively, were amended to allow for the transition to alternative rates, including rates tied to SOFR, subject to benchmark transition events.

The transition from LIBOR to SOFR or to another alternative rate may result in financial market disruptions and significant increases in benchmark rates, resulting in increased financing costs to us, any of which could have an adverse effect on our business, results of operations, financial condition, and the market price of our common stock. Further discussion of the risk related to ongoing reference rate reform is provided in the section entitled “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2021.

Results of Operations

Our net loss allocable to common shares for the three months ended March 31, 2022 was $2.8 million, or $(0.30) per share-basic ($(0.30) per share-diluted), as compared to net income allocable to common shares for the three months ended March 31, 2021 of $10.5 million, or $1.03 per share-basic ($1.03 per share-diluted).

(Back to Index)

(Back to Index)

Net Interest Income

The following tables analyze the change in interest income and interest expense for the comparative three months ended March 31, 2022 and 2021 by changes in volume and changes in rates. The changes attributable to the combined changes in volume and rate have been allocated proportionately, based on absolute values, to the changes due to volume and changes due to rates (dollars in thousands, except amounts in footnotes):

	Three Months Ended March 31, 2022 Compared to Three Months Ended March 31, 2021
			Due to Changes in
	Net Change	Percent Change (1)	Volume	Rate
Increase (decrease) in interest income:
CRE whole loans (2)	$(943)	(4)%	$3,873	$(4,816)
Legacy CRE loan (2)(3)	(132)	(82)%	(132)	—
CRE mezzanine loan	—	—%	—	—
CRE preferred equity investments (2)	(843)	(100)%	(843)	—
CMBS	(161)	(100)%	(161)	—
Other	6	46%	6	—
Total decrease in interest income	(2,073)	(8)%	2,743	(4,816)
Increase (decrease) in interest expense:
Securitized borrowings: (4)
XAN 2019-RSO7 Senior Notes	(2,102)	(100)%	(2,102)	—
XAN 2020-RSO8 Senior Notes	(776)	(39)%	(1,167)	391
XAN 2020-RSO9 Senior Notes	(1,578)	(62)%	(1,857)	279
ACR 2021-FL1 Senior Notes	3,181	100%	3,181	—
ACR 2021-FL2 Senior Notes	3,183	100%	3,183	—
Senior secured financing facility	(576)	(53)%	(576)	—
CRE - term warehouse financing facilities (4)	133	15%	115	18
4.50% Convertible Senior Notes (4)	(1,199)	(47)%	(1,199)	—
5.75% Senior Unsecured Notes (4)	2,301	100%	2,301	—
12.00% Senior Unsecured Notes (4)	(1,385)	(89)%	(1,385)	—
Unsecured junior subordinated debentures	1	0%	—	1
Hedging	—	0%	—	—
Total increase in interest expense	1,183	9%	494	689
Net (decrease) increase in net interest income	$(3,256)		$2,249	$(5,505)

(1)	Percent change is calculated as the net change divided by the respective interest income or interest expense for the three months ended March 31, 2021.
(2)

Includes decreases in fee income of approximately $515,000, $18,000 and $80,000 recognized on our CRE whole loans, legacy CRE loan and preferred equity investments respectively, that were due to changes in volume.

(3)

Includes the change in interest income recognized on one legacy CRE loan with an amortized cost of $11.5 million at December 31, 2021 classified as a CRE loan on the consolidated balance sheet. The loan paid off in January 2022.

(4)

Includes increases in amortization expense of approximately $200,000, $145,000 and $94,000 on our securitized borrowings, 5.75% Senior Unsecured Notes and 12.00% senior unsecured notes due 2027 (“12.00% Senior Unsecured Notes”), respectively, and decreases of amortization expense of approximately $47,000 and $343,000 on our CRE - term warehouse financing facilities and 4.50% Convertible Senior Notes, that were due to changes in volume.

Net Change in Interest Income for the Comparative three months ended March 31, 2022 and 2021:

Aggregate interest income decreased by $2.1 million for the comparative three months ended March 31, 2022 and 2021. We attribute the changes to the following:

CRE whole loans. The decrease of $943,000 for the comparative three months ended March 31, 2022 and 2021 was primarily attributable to a decline in the weighted-average benchmark rate floors on new CRE whole loans originated, compounded by a decrease in exit fees of approximately $571,000 that resulted from lower payoff volume. This decrease was partially offset by a net increase in the size of the total loan portfolio period over period.

Legacy CRE loan. The decrease of $132,000 for the comparative three months ended March 31, 2022 and 2021 was primarily attributable to the payoff of our remaining legacy CRE whole loan in January 2022.

CRE preferred equity investments. The decrease of $843,000 for the comparative three months ended March 31, 2022 and 2021 was attributable to the payoffs of the preferred equity investments in March 2021 and April 2021.

CMBS. The decrease of $161,000 for the comparative three months ended March 31, 2022 and 2021 was attributable to the disposition of our two remaining CMBS securities in March 2021.

(Back to Index)

(Back to Index)

Net Change in Interest Expense for the Comparative three months ended March 31, 2022 and 2021:

Aggregate interest expense increased by $1.2 million for the comparative three months ended March 31, 2022 and 2021, respectively. We attribute the changes to the following:

Securitized borrowings. The net increase of $1.9 million for the comparative three months ended March 31, 2022 and 2021 was primarily attributable to the issuances of ACRES Commercial Realty 2021-FL1 Issuer, Ltd. (“ACR 2021-FL1”) and ACRES Commercial Realty 2021-FL2 Issuer, Ltd. (“ACR 2021-FL2”), partially offset by the liquidations of Exantas Capital Corp. 2019-RSO7, Ltd. (“XAN 2019-RSO7”), XAN 2020-RSO8 and XAN 2020-RSO9. The increase was also attributable to an increase in benchmark rates over the comparative periods.

Senior secured financing facility. The decrease of $576,000 for the comparative three months ended March 31, 2022 and 2021 was attributable to decreased utilization of the senior secured financing facility over the comparative periods.

CRE - term warehouse financing facilities. The increase of $133,000 for the comparative three months ended March 31, 2022 and 2021 was primarily attributable to the increased utilization of these facilities during the three months ended March 31, 2022 to finance CRE loans received in the liquidation of XAN 2020-RSO8 and XAN 2020-RSO9.

4.50% Convertible Senior Notes. The decrease of $1.2 million for the comparative three months ended March 31, 2022 and 2021 was primarily attributable to the repurchase of $55.7 million of our 4.50% Convertible Senior Notes during the year ended December 31, 2021 and the repurchase of $39.8 million of our 4.50% Convertible Senior Notes during the three months ended March 31, 2022.

5.75% Senior Unsecured Notes. The increase of $2.3 million for the comparative three months ended March 31, 2022 and 2021 was attributable to the issuance of our 5.75% Senior Unsecured Notes in August 2021.

12.00% Senior Unsecured Notes due 2027. The decrease of $1.4 million for the comparative three months ended March 31, 2022 and 2021 was attributable to the redemption of the full outstanding balance of our 12.00% Senior Unsecured Notes in August 2021.

Average Net Yield and Average Cost of Funds:

The following tables present the average net yield and average cost of funds for the three months ended March 31, 2022 and 2021 (dollars in thousands, except amounts in footnotes):

	For the Three Months Ended March 31, 2022			For the Three Months Ended March 31, 2021
	Average Balance	Interest Income (Expense)	Average Net Yield (Cost of Funds) (1)	Average Balance	Interest Income (Expense)	Average Net Yield (Cost of Funds) (1)
Interest-earning assets
CRE whole loans, floating-rate (2)	$1,883,227	$22,511	4.85%	$1,500,501	$23,454	6.34%
Legacy CRE loan (2)	640	29	18.08%	11,516	161	5.67%
CRE mezzanine loan	4,700	117	9.96%	4,700	117	9.96%
CRE preferred equity investments (2)	—	—	—%	26,844	843	12.74%
CMBS	—	—	—%	17,017	161	3.84%
Other	136,673	19	0.06%	53,814	13	0.10%
Total interest income/average net yield	2,025,240	22,676	4.54%	1,614,392	24,749	6.22%
Interest-bearing liabilities
Collateralized by:
CRE whole loans (3)	1,481,354	(10,077)	(2.67)%	1,081,098	(8,612)	(3.13)%
General corporate debt:
Unsecured junior subordinated debentures	51,548	(539)	(4.18)%	51,548	(538)	(4.17)%
4.50% Convertible Senior Notes (4)	67,076	(1,356)	(8.09)%	137,724	(2,555)	(7.42)%
5.75% Senior Unsecured Notes (5)	146,986	(2,301)	(6.35)%	—	—	—%
12.00% Senior Unsecured Notes (6)(7)	—	(178)	—%	46,468	(1,563)	(13.64)%
Hedging (8)	—	(456)	—%	—	(456)	—%
Total interest expense/average cost of funds	$1,746,964	(14,907)	(3.23)%	$1,316,838	(13,724)	(3.99)%
Total net interest income		$7,769			$11,025

(1)	Average net yield includes net amortization/accretion and fee income and is computed based on average amortized cost.

(Back to Index)

(Back to Index)

(2)

Includes fee income of approximately $2.1 million on our floating-rate CRE whole loans for the three months ended March 31, 2022 and approximately $2.6 million, $18,000 and $80,000 on our floating-rate CRE whole loans, legacy CRE loan and our CRE preferred equity investments, respectively, for the three months ended March 31, 2021.

(3)

Includes amortization expense of approximately $2.5 million and $2.3 million for the three months ended March 31, 2022 and 2021, respectively, on our interest-bearing liabilities collateralized by CRE whole loans.

(4)

Includes aggregated amortization expense of approximately $595,000 and $938,000 for the three months ended March 31, 2022 and 2021, respectively, on our 4.50% Convertible Senior Notes. The amortization expense for the three months ended March 31, 2022 included $114,000 of acceleration of deferred debt issuance costs in connection with the repurchase of $39.8 million principal amount of our 4.50% Convertible Senior Notes during the period.

(5)	Includes amortization expense of approximately $145,000 for the three months ended March 31, 2022 on our 5.75% Senior Unsecured Notes.
(6)	Includes amortization expense of approximately $178,000 and $84,000 for the three months ended March 31, 2022 and 2021, respectively, on our 12.00% Senior Unsecured Notes.
(7)

The outstanding par balance of our 12.00% Senior Unsecured Notes was redeemed in full in August 2021. At any time and from time to time prior to July 31, 2022, we may elect to issue up to $75.0 million of principal of additional notes. The interest expense incurred during the three months ended March 31, 2022 comprises amortization of deferred debt issuance costs on the remaining availability.

(8)

Includes net amortization expense of $456,000 for each of the three months ended March 31, 2022 and 2021 on 22 terminated interest rate swap agreements that were in net loss positions at the time of termination. The remaining losses, reported in accumulated other comprehensive (loss) income on the consolidated balance sheets, will be accreted over the remaining life of the debt.

Real Estate Income and Other Revenue

The following table sets forth information relating to our real estate income and other revenue for the periods presented (dollars in thousands):

	For the Three Months Ended
	March 31,
	2022	2021	Dollar Change	Percent Change
Real estate income and other revenue:
Real estate income	$3,138	$1,654	$1,484	90%
Other revenue	16	16	-	0%
Total	$3,154	$1,670	$1,484	89%

Aggregate real estate income and other revenue increased by $1.5 million for the comparative three months ended March 31, 2022 and 2021. We attribute the changes to the following:

Real estate income. The increase of $1.5 million for the comparative three months ended March 31, 2022 and 2021 was attributable to the acquisition of two revenue-generating properties in the fourth quarter of 2021. One property was acquired by accepting the deed-in-lieu of foreclosure to the property in full satisfaction of our outstanding loan balance. The remaining property was acquired in a purchase and sale transaction with an affiliate of our Manager.

Operating Expenses

The following tables set forth information relating to our operating expenses for the periods presented (dollars in thousands):

	For the Three Months Ended
	March 31,
	2022	2021	Dollar Change	Percent Change
Operating expenses:
General and administrative	$3,457	$3,153	$304	10%
Real estate expenses	4,794	1,831	2,963	162%
Management fees - related party	1,682	1,326	356	27%
Equity compensation - related party	744	19	725	3,816%
Corporate depreciation and amortization	22	44	(22)	(50)%
Reversal of credit losses, net	(1,802)	(5,641)	3,839	68%
Total	$8,897	$732	$8,165	1,115%

(Back to Index)

(Back to Index)

Aggregate operating expenses increased by $8.2 million for the comparative three months ended March 31, 2022 and 2021. We attribute the changes to the following:

General and administrative. General and administrative expenses increased by $304,000 for the comparative three months ended March 31, 2022 and 2021. General and administrative expenses in the first quarter historically contain expenses that are seasonal in nature, the largest of which is audit expense, included in professional services, and which may vary based on the timing of when the expense is incurred. For the comparative three months ended March 31, 2022 and 2021, there were no significant general and administrative expense matters to discuss. The following table summarizes the information relating to our general and administrative expenses for the periods presented (dollars in thousands):

	For the Three Months Ended
	March 31,
	2022	2021	Dollar Change	Percent Change
General and administrative:
Professional services	$1,892	$1,836	$56	3%
Wages and benefits	360	405	(45)	(11)%
D&O insurance	356	296	60	20%
Director fees	337	119	218	183%
Dues and subscriptions	205	177	28	16%
Operating expenses	130	287	(157)	(55)%
Tax penalties, interest and franchise tax	139	1	138	13,800%
Rent and utilities	29	32	(3)	(9)%
Travel	9	—	9	100%
Total	$3,457	$3,153	$304	10%

Real estate expenses. The increase of $3.0 million for the comparative three months ended March 31, 2022 and 2021 was primarily attributable to the acquisition of two office properties in October 2021, one property that was acquired through a direct equity investment, which incurred operating expenses of $1.3 million (of which depreciation expense was $919,000) during the three months ended March 31, 2022, and one property that was acquired through the receipt of the deed-in-lieu of foreclosure and held for sale, which incurred operating expenses of $1.4 million during the three months ended March 31, 2022. The increase was also attributable to an increase in real estate operating expenses on one hotel property acquired through the receipt of the deed-in-lieu of foreclosure in November 2020, which incurred $2.1 million in operating expenses (of which depreciation expense was $472,000) during the three months ended March 31, 2022, up from $1.8 million in operating expenses incurred on the property during the three months ended March 31, 2021.

Management fees – related party. The increase of $356,000 for the comparative three months ended March 31, 2022 and 2021 was primarily attributable to an increase in our base management fees during the three months ended March 31, 2022. As of July 31, 2020, as part of the Fourth Amended and Restated Management Agreement, as amended (“Management Agreement”), the monthly base management fee payable to our Manager was amended to be the greater of 1/12th of the amount of our equity multiplied by 1.50% or $442,000 through July 31, 2022. In June 2021, the base management fee calculation exceeded the $442,000 for the first time since the execution of the Management Agreement in connection with the issuance of the 7.875% Series D Cumulative Redeemable Preferred Stock (“Series D Preferred Stock”) in the second quarter of 2021. As a result, the management fees were greater than those incurred in the first quarter of 2021.

Equity compensation – related party. The increase of $725,000 for the comparative three months ended March 31, 2022 and 2021 was primarily attributable to shares granted in the second quarter 2021 under our Manager Incentive Plan, which will vest 25% for four years, on each anniversary of the issuance date.

Reversal of credit losses, net. The reversal of credit losses of $1.8 million and $5.6 million for the three months ended March 31, 2022 and 2021, respectively, were each attributable to overall, general improvements in expected macroeconomic conditions and improvements in property-level operations on loan collateral.

(Back to Index)

(Back to Index)

Other Income (Expense)

The following tables set forth information relating to our other income (expense) incurred for the periods presented (dollars in thousands):

	For the Three Months Ended
	March 31,
	2022	2021	Dollar Change	Percent Change
Other income (expense):
Net realized and unrealized gain on investment securities available-for-sale and loans and derivatives	$—	$878	$(878)	(100)%
Loss on extinguishment of debt	(460)	—	(460)	(100)%
Other income	798	215	583	271%
Total	$338	$1,093	$(755)	(69)%

Aggregate other income decreased $755,000 for the comparative three months ended March 31, 2022 and 2021. We attribute the changes to the following:

Net realized and unrealized gain on investment securities available-for-sale and loans and derivatives. The decrease of $878,000 for the three months ended March 31, 2022 as compared to the three months ended March 31, 2021 was attributable to the sale of our two remaining CMBS securities for proceeds of $3.0 million, which generated non-recurring gains of $878,000 in March 2021.

Loss on extinguishment of debt. The increase of $460,000 during the comparative three months ended March 31, 2022 and 2021 was attributable to the partial repurchase of our 4.50% Convertible Senior Notes in February 2022, which resulted in $460,000 of non-cash losses in connection with the ratable acceleration of the 4.50% Convertible Senior Notes’ market discount.

Other Income. The increase of $583,000 during the comparative three months ended March 31, 2022 and 2021 was primarily attributable to a loan recovery received during the quarter ended March 31, 2022 on a middle market loan the was previously charged off.

Financial Condition

Summary

Our total assets were $2.1 billion and $2.3 billion at March 31, 2022 and December 31, 2021, respectively.

(Back to Index)

(Back to Index)

Investment Portfolio

The tables below summarize the amortized cost and net carrying amount of our investment portfolio, classified by asset type, at March 31, 2022 and December 31, 2021 as follows (dollars in thousands, except amounts in footnotes):

At March 31, 2022	Amortized Cost	Net Carrying Amount(1)	Percent of Portfolio	Weighted Average Coupon
Loans held for investment:
CRE whole loans, floating-rate	$1,891,725	$1,887,255	95.55%	4.44%
CRE mezzanine loan	4,700	4,464	0.23%	10.00%
	1,896,425	1,891,719	95.78%
Other investments:
Investments in unconsolidated entities	1,548	1,548	0.08%	N/A (3)
Investments in real estate (2)	64,116	64,116	3.25%	N/A (3)
Property held for sale	17,657	17,657	0.89%	N/A (3)
	83,321	83,321	4.22%
Total investment portfolio	$1,979,746	$1,975,040	100.00%

At December 31, 2021	Amortized Cost	Net Carrying Amount(1)	Percent of Portfolio	Weighted Average Coupon
Loans held for investment:
CRE whole loans, floating-rate(4)	$1,877,851	$1,869,301	95.44%	4.43%
CRE mezzanine loan	4,700	4,445	0.23%	10.00%
	1,882,551	1,873,746	95.67%
Other investments:
Investments in unconsolidated entities	1,548	1,548	0.08%	N/A (3)
Investment in real estate (2)	65,465	65,465	3.34%	N/A (3)
Property held for sale	17,846	17,846	0.91%	N/A (3)
	84,859	84,859	4.33%
Total investment portfolio	$1,967,410	$1,958,605	100.00%

(1)	Net carrying amount includes an allowance for credit losses of $4.7 million and $8.8 million at March 31, 2022 and December 31, 2021, respectively.
(2)

Includes real estate-related right of use assets of $5.5 million, intangible assets of $3.0 million and $3.9 million, a lease liability of $3.0 million and $3.1 million and other liabilities of $92,000 and $169,000 at March 31, 2022 and December 31, 2021, respectively.

(3)	There are no stated rates associated with these investments.
(4)	Includes one legacy CRE whole loan with an amortized cost of $11.5 million December 31, 2021 that paid off in January 2022.

CRE loans. During the three months ended March 31, 2022, we originated $99.9 million of floating-rate CRE whole loan commitments (of which $2.8 million was unfunded loan commitments), funded $10.7 million of previously unfunded loan commitments and received $92.3 million in proceeds from loan payoffs and paydowns.

(Back to Index)

(Back to Index)

The following is a summary of our loans (dollars in thousands, except amounts in footnotes):

Description	Quantity	Principal	Unamortized (Discount) Premium, net (1)	Amortized Cost	Allowance for Credit Losses	Carrying Value	Contractual Interest Rates (2)	Maturity Dates (3)(4)
At March 31, 2022:
CRE loans held for investment:
Whole loans (5)(6)	88	$1,904,974	$(13,249)	$1,891,725	$(4,470)	$1,887,255	1M BR plus 2.75% to 1M BR plus 8.50%	April 2022 to September 2025
Mezzanine loan (5)	1	4,700	—	4,700	(236)	4,464	10.00%	June 2028
Total CRE loans held for investment		$1,909,674	$(13,249)	$1,896,425	$(4,706)	$1,891,719

At December 31, 2021:
CRE loans held for investment:
Whole loans (5)(6)	93	$1,891,795	$(13,944)	$1,877,851	$(8,550)	$1,869,301	1M BR plus 2.70% to 1M BR plus 8.50%	January 2022 to September 2025
Mezzanine loan (5)	1	4,700	—	4,700	(255)	4,445	10.00%	June 2028
Total CRE loans held for investment		$1,896,495	$(13,944)	$1,882,551	$(8,805)	$1,873,746

(1)

Amounts include unamortized loan origination fees of $13.0 million and $13.6 million and deferred amendment fees of $248,000 and $307,000 at March 31, 2022 and December 31, 2021, respectively. Additionally, the amounts include unamortized loan acquisition costs of $7,300 at December 31, 2021.

(2)

Our whole loan portfolio of $1.9 billion at each period presented had weighted-average one-month benchmark rate (“BR”) floors of 0.66% and 0.75% at March 31, 2022 and December 31, 2021, respectively. At March 31, 2022 and December 31, 2021, all but one of our floating-rate whole loans had one-month benchmark floors.

(3)	Maturity dates exclude contractual extension options, subject to the satisfaction of certain terms that may be available to the borrowers.
(4)	Maturity dates exclude one and three whole loans, with amortized costs of $8.0 million and $27.9 million, in maturity default at March 31, 2022 and December 31, 2021, respectively.
(5)	Substantially all loans are pledged as collateral under various borrowings at March 31, 2022 and December 31, 2021.
(6)

CRE whole loans had $145.5 million and $157.6 million in unfunded loan commitments at March 31, 2022 and December 31, 2021, respectively. These unfunded loan commitments are advanced as the borrowers formally request additional funding and meet certain benchmarks, as permitted under the loan agreement, and any necessary approvals have been obtained.

At March 31, 2022, approximately, 26.8%, 22.3% and 14.2% of our CRE loan portfolio was concentrated in the Southeast, Southwest and Mid-Atlantic regions, respectively, based on carrying value, as defined by the NCREIF. At December 31, 2021, approximately 28.4%, 18.4% and 15.2% of our CRE loan portfolio was concentrated in the Southeast, Southwest and Mid-Atlantic regions respectively, based on carrying value. No single loan or investment represented more than 10% of our total assets and no single investment group generated over 10% of our revenue.

CMBS. In March 2021, we sold our remaining two CMBS securities with an amortized cost and fair value of $2.1 million for cash proceeds of $3.0 million.

Investment in unconsolidated entities. Our investments in unconsolidated entities at March 31, 2022 and December 31, 2021 comprised a 100% interest in the common shares of Resource Capital Trust I (“RCT I”) and RCC Trust II (“RCT II”), with a value of $1.5 million in the aggregate, or 3.0% of each trust. We record our investments in RCT I’s and RCT II’s common shares as investments in unconsolidated entities using the cost method, recording dividend income when declared by RCT I and RCT II. We recorded dividends from our investments in RCT I’s and RCT II’s common shares, reported in other revenue on the consolidated statement of operations, of $16,000 during the three months ended March 31, 2022 and March 31, 2021.

(Back to Index)

(Back to Index)

Financing Receivables

The following tables show the activity in the allowance for credit losses for the three months ended March 31, 2022 and year ended December 31, 2021 (in thousands):

	Three Months Ended March 31, 2022	Year Ended December 31, 2021
	CRE Loans	CRE Loans
Allowance for credit losses:
Allowance for credit losses at beginning of period	$8,805	$34,310
Reversal of credit losses, net	(1,802)	(21,262)
Charge offs	(2,297)	(4,243)
Allowance for credit losses at end of period	$4,706	$8,805

During the three months ended March 31, 2022, we recorded a reversal of expected credit losses of $1.8 million in connection with resolutions of loans with specific reserves and continued improvements in property-level operations supported by a continued, generally positive outlook on the macroeconomic environment. During the three months ended March 31, 2021, we recorded a reversal of expected credit losses of $5.6 million in connection with loan paydowns, improved collateral operating performance, declines in expected unemployment and continued projected recoveries in future CRE asset pricing.

At March 31, 2022, we individually evaluated one hotel loan and one retail loan in the Northeast region with principal balances of $14.0 million and $8.0 million, respectively, for which foreclosure was determined to be probable. Each loan had an as-is appraised value in excess of its principal balance, and, as such, had no CECL allowance at March 31, 2022.

At December 31, 2021, two additional loans were individually evaluated for impairment: a retail loan in the Pacific region and a hotel loan in East North Central region. Both loans were repaid in January 2022. The repayment of the retail loan in the Pacific region resulted in a charge off of $2.3 million against the allowance for credit losses. An individual CECL allowance was established for this loan during the fourth quarter of 2021.

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

For the purpose of calculating the quarterly provision for credit losses under CECL, we pool CRE loans based on the underlying collateral property type and utilize a probability of default and loss given default methodology for approximately one year after which we immediately revert to a historical mean loss ratio. In order to calculate the historical mean loss ratio, we utilize our full, 16 year underwriting history in the determination of historical losses, along with the market loss history from a selected population from an engaged third-party provider’s database that were similar to our loan types, loan sizes, durations, interest rate structure and general LTV profiles.

Credit risk profiles of CRE loans at amortized cost were as follows (in thousands, except amounts in the footnotes):

	Rating 1	Rating 2	Rating 3	Rating 4	Rating 5	Total (1)
At March 31, 2022:
Whole loans, floating-rate	$—	$1,532,355	$239,871	$105,503	$13,996	$1,891,725
Mezzanine loan	—	—	—	4,700	—	4,700
Total	$—	$1,532,355	$239,871	$110,203	$13,996	$1,896,425

At December 31, 2021:
Whole loans, floating-rate	$—	$1,456,330	$273,078	$123,762	$24,681	$1,877,851
Mezzanine loan	—	—	—	4,700	—	4,700
Total	$—	$1,456,330	$273,078	$128,462	$24,681	$1,882,551

(1)	The total amortized cost of CRE loans excluded accrued interest receivable of $6.2 million and $6.1 million at March 31, 2022 and December 31, 2021, respectively.

(Back to Index)

(Back to Index)

Credit risk profiles of CRE loans by origination year at amortized cost were as follows (in thousands, except amounts in footnotes):

	2022	2021	2020	2019	2018	Prior	Total (1)
At March 31, 2022:
Whole loans, floating-rate: (2)
Rating 2	$96,131	$1,241,086	$143,059	$32,605	$19,474	$—	$1,532,355
Rating 3	—	34,707	25,067	101,756	60,841	17,500	239,871
Rating 4	—	—	—	28,465	77,038	—	105,503
Rating 5	—	—	—	13,996	—	—	13,996
Total whole loans, floating-rate	96,131	1,275,793	168,126	176,822	157,353	17,500	1,891,725
Mezzanine loan (rating 4)	—	—	—	—	4,700	—	4,700
Total	$96,131	$1,275,793	$168,126	$176,822	$162,053	$17,500	$1,896,425

	2021	2020	2019	2018	2017	Prior	Total (1)
At December 31, 2021:
Whole loans, floating-rate: (2)
Rating 2	$1,230,810	$150,513	$55,510	$19,497	$—	$—	$1,456,330
Rating 3	33,781	24,604	136,305	60,888	—	17,500	273,078
Rating 4	—	—	28,446	86,096	—	9,220	123,762
Rating 5	—	—	22,385	—	—	2,296	24,681
Total whole loans, floating-rate	1,264,591	175,117	242,646	166,481	—	29,016	1,877,851
Mezzanine loan (rating 4)	—	—	—	4,700	—	—	4,700
Total	$1,264,591	$175,117	$242,646	$171,181	$—	$29,016	$1,882,551

(1)	The total amortized cost of CRE loans excluded accrued interest receivable of $6.2 million and $6.1 million at March 31, 2022 and December 31, 2021, respectively.
(2)	Acquired CRE whole loans are grouped within each loan’s year of origination.

At March 31, 2022 and December 31, 2021, we had one mezzanine loan included in other assets that had no carrying value.

Loan Portfolio Aging Analysis

The following table presents the CRE loan portfolio aging analysis as of the dates indicated for CRE loans at amortized cost (in thousands, except amounts in footnotes):

	30-59 Days	60-89 Days	Greater than 90 Days (1)	Total Past Due	Current (2)	Total Loans Receivable (3)	Total Loans > 90 Days and Accruing
At March 31, 2022:
Whole loans, floating-rate	$—	$—	$8,025	$8,025	$1,883,700	$1,891,725	$—
Mezzanine loan	—	—	—	—	4,700	4,700	—
Total	$—	$—	$8,025	$8,025	$1,888,400	$1,896,425	$—

At December 31, 2021:
Whole loans, floating-rate	$—	$—	$19,916	$19,916	$1,857,935	$1,877,851	$19,916
Mezzanine loan	—	—	—	—	4,700	4,700	—
Total	$—	$—	$19,916	$19,916	$1,862,635	$1,882,551	$19,916

(Back to Index)

(Back to Index)

(1)

During the three months ended March 31, 2022, we did not recognize interest income on the one loan with a principal payment past due greater than 90 days at March 31, 2022. During the three months ended March 31, 2021, we recognized interest income of $153,000 on the one loan with a principal payment past due greater than 90 days at March 31, 2022.

(2)	Includes one whole loan with an amortized cost of $8.0 million, in maturity default at December 31, 2021.
(3)	The total amortized cost of CRE loans excluded accrued interest receivable of $6.2 million and $6.1 million at March 31, 2022 and December 31, 2021, respectively.

At March 31, 2022 and December 31, 2021, we had one and three CRE loans in maturity default, with total amortized costs of $8.0 million and $27.9 million, respectively. During the three months ended March 31, 2022, two whole loans in maturity default at December 31, 2021 paid off principal of $17.6 million. The payoff on one loan was the result of a discounted payoff and resulted in a realized loss of $2.3 million for which a CECL allowance was established as of December 31, 2021.

At March 31, 2022 , two whole loans, including one loan in maturity default, with a total amortized cost of $22.0 million, were past due on interest payments.

At December 31, 2021, three whole loans, including two loans that had maturity defaults, with total amortized cost of $30.4 million, were past due on interest payments.

Troubled Debt Restructurings (“TDRs”)

There were no TDRs for the three months ended March 31, 2022 and 2021.

During the three months ended March 31, 2022, we entered into two agreements that extended loans by a weighted average period of three months and, in certain cases, modified certain other loan terms. One formerly forborne borrower was in maturity default at March 31, 2022. No loan modifications during the three months ended March 31, 2022 resulted in TDRs.

Restricted Cash

At March 31, 2022, we had restricted cash of $5.7 million, which consisted of $4.9 million of restricted cash held within our five consolidated securitization entities and $868,000 held in various reserve accounts. At December 31, 2021, we had restricted cash of $248.4 million, which consisted of $248.1 million held within our seven consolidated securitization entities and $360,000 held in various reserve accounts. The decrease of $242.7 million was primarily attributable to loan purchase activity within two of our consolidated securitization entities.

Accrued Interest Receivable

The following table summarizes our accrued interest receivable at March 31, 2022 and December 31, 2021 (in thousands):

	March 31, 2022	December 31, 2021	Net Change
Accrued interest receivable from loans	$6,246	$6,106	$140
Accrued interest receivable from promissory note, escrow, sweep and reserve accounts	36	6	30
Total	$6,282	$6,112	$170

The increase of $170,000 in accrued interest receivable was primarily attributable to rising coupon rates and an increased loan portfolio balance.

Other Assets

The following table summarizes our other assets at March 31, 2022 and December 31, 2021 (in thousands):

	March 31, 2022	December 31, 2021	Net Change
Tax receivables and prepaid taxes	$2,124	$2,120	$4
Other receivables	1,147	1,573	(426)
Other prepaid expenses	1,735	1,367	368
Fixed assets - non-real estate	383	401	(18)
Unsettled trades receivable	—	-	-
Other assets, miscellaneous	24	21	3
CRE fixed-rate whole loans, held for sale	—	-	-
Total	$5,413	$5,482	$(69)

(Back to Index)

(Back to Index)

The decrease of $69,000 in other assets was primarily attributable to collections on miscellaneous receivables at the real estate properties, offset by a deposit that was posted in conjunction with the acquisition of an investment in real estate, equity that closed in April 2022.

Deferred Tax Assets

At March 31, 2022 and December 31, 2021, our net deferred tax asset was zero, resulting from a full valuation allowance of $21.5 million and $21.4 million, respectively, on our deferred tax asset as we believed it was more likely than not that some or all of the deferred tax assets would not be realized. We will continue to evaluate our ability to realize the tax benefits associated with deferred tax assets by analyzing forecasted taxable income using both historical and projected future operating results, the reversal of existing temporary differences, taxable income in prior carry back years (if permitted) and the availability of tax planning strategies.

Core Asset Classes

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

Derivative Instruments

Historically, we sought to mitigate the potential impact on net income (loss) of adverse fluctuations in interest rates incurred on our borrowings by entering into hedging agreements. We classified our interest rate hedges as cash flow hedges, which are hedges that eliminate the risk of changes in the cash flows of a financial asset or liability.

We terminated all of our interest rate swap positions associated with our prior financed CMBS portfolio in April 2020. At termination, we realized a loss of $11.8 million. At March 31, 2022 and December 31, 2021, we had a loss of $8.0 million and $8.5 million, respectively, recorded in accumulated other comprehensive (loss) income, which will be amortized into earnings over the remaining life of the debt. During the three months ended March 31, 2022 and 2021, we recorded amortization expense of $479,000, reported in interest expense on the consolidated statements of operations.

At March 31, 2022 and December 31, 2021, we had an unrealized gain of $324,000 and $347,000, respectively, attributable to two terminated interest rate swaps, in accumulated other comprehensive (loss) income on the consolidated balance sheets, to be accreted into earnings over the remaining life of the debt. We recorded accretion income, reported in interest expense on the consolidated statements of operations, of $23,000 during three months ended March 31, 2022 and 2021, to accrete the accumulated other comprehensive income on the terminated swap agreements.

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

The following tables present the effect of derivative instruments on our consolidated statements of operations for the three months ended March 31, 2022 and 2021 (in thousands):

	Derivatives
Three Months Ended March 31, 2022	Consolidated Statements of Operations Location	Realized and Unrealized Gain (Loss) (1)
Interest rate swap contracts, hedging	Interest expense	$(456)

	Derivatives
Three Months Ended March 31, 2021	Consolidated Statements of Operations Location	Realized and Unrealized Gain (Loss) (1)
Interest rate swap contracts, hedging	Interest expense	$(456)

(1)	Negative values indicate a decrease to the associated consolidated statement of operations line items.

(Back to Index)

(Back to Index)

Senior Secured Financing Facility and Term Warehouse Financing Facilities

Borrowings under our senior secured financing facility and term warehouse financing facilities are guaranteed by us or one or more of our subsidiaries. The following table sets forth certain information with respect to our senior secured financing and term warehouse financing facilities (dollars in thousands, except amounts in footnotes):

	March 31, 2022				December 31, 2021
	Outstanding Borrowings	Value of Collateral	Number of Positions as Collateral	Weighted Average Interest Rate	Outstanding Borrowings	Value of Collateral	Number of Positions as Collateral	Weighted Average Interest Rate
Senior Secured Financing Facility
Massachusetts Mutual Life Insurance Company (1)	$(3,280)	$153,171	7	5.75%	$(3,432)	$170,791	9	5.75%

CRE - Term Warehouse Financing Facilities(2)
JPMorgan Chase Bank, N.A.(3)	45,196	69,709	5	2.75%	18,875	37,167	3	2.85%
Morgan Stanley Mortgage Capital Holdings LLC(4)	107,010	140,703	8	2.50%	47,896	64,860	3	2.03%
Total	$148,926	$363,583			$63,339	$272,818

(1)	Includes $3.3 million and $3.4 million of deferred debt issuance costs at March 31, 2022 and December 31, 2021, respectively.
(2)	Outstanding borrowings include accrued interest payable.
(3)

Includes $1.6 million and $1.8 million of deferred debt issuance costs at March 31, 2022 and December 31, 2021, respectively, which includes $250,000 and $356,000 of deferred debt issuance costs at March 31, 2022 and December 31, 2021, respectively, from other term warehouse financing facilities with no balance.

(4)	Includes $2.0 million and $2.2 million of deferred debt issuance costs at March 31, 2022 and December 31, 2021, respectively.

We were in compliance with all covenants in the respective agreements at March 31, 2022 and December 31, 2021.

Senior Secured Financing Facility

In July 2020, an indirect, wholly-owned subsidiary of ours (“Holdings”), along with its direct wholly-owned subsidiary (the “Borrower”), entered into a loan and servicing agreement (the “MassMutual Loan Agreement”) with Massachusetts Mutual Life Insurance Company (“MassMutual”) and the other lenders party thereto (the “Lenders”) to finance our core CRE lending business.

In connection with the MassMutual Loan Agreement, we, with certain of our subsidiaries, entered into a Guaranty (the “MassMutual Guaranty”) in favor of the secured parties under the MassMutual Loan Agreement.  Pursuant to the MassMutual Guaranty, we fully guaranteed all payments and performance of the Borrower and Holdings under the MassMutual Loan Agreement. Additionally, we, and certain of our subsidiaries, made certain representations and warranties and agreed not to incur debt or liens, each subject to certain exceptions, and agreed to provide the Lenders with certain information.

The MassMutual Loan Agreement was amended in several instances pursuant to which (i) MassMutual consented to the formation of certain subsidiaries to hold real estate and (ii) such subsidiaries agreed to enter into guaranty agreements in favor of the secured parties under the MassMutual Loan Agreement.

CRE - Term Warehouse Financing Facilities

In April 2018, an indirect, wholly-owned subsidiary of ours entered into a master repurchase agreement (the “Barclays Facility”) with Barclays to finance the origination of CRE loans. In February 2022, such subsidiary entered into the Third Amendment to Master Repurchase Agreement (the “Barclays Amendment”) with Barclays, which amended the Barclays Facility to add market terms regarding the replacement of LIBOR upon determination of a benchmark transition event.

In November 2021, an indirect, wholly-owned subsidiary of ours entered into a master repurchase and securities contract agreement (the “Morgan Stanley Facility”) with Morgan Stanley to finance the origination of CRE loans. In January 2022, such subsidiary entered into the First Amendment to Master Repurchase and Securities Contract Agreement (the “Morgan Stanley Amendment”) with Morgan Stanley, which amended the Morgan Stanley Facility to add market terms regarding the replacement of LIBOR upon determination of a benchmark transition event.

Securitizations

At March 31, 2022, we retained equity in two CRE loan securitizations that we executed, as follows:

(Back to Index)

(Back to Index)

ACR 2021-FL1

In May 2021, we closed ACR 2021-FL1, a $802.6 million CRE debt securitization transaction that provided financing for CRE loans. ACR 2021-FL1 includes a reinvestment period, which ends in May 2023, that allows it to acquire CRE loans for reinvestment into the securitization using uninvested principal proceeds. ACR 2021-FL1 issued a total of $675.2 million of non-recourse, floating-rate notes to third parties at par. We retained 100% of the Class F and Class G notes in addition to 100% of the outstanding preference shares. The preference shares are subordinated in right of payment to all other securities issued by ACR 2021-FL1.

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

All notes issued mature in June 2036, although we have the right to call the notes beginning on the payment date in May 2023 and thereafter.

ACR 2021-FL2

In December 2021, we closed ACR 2021-FL2, a CRE debt securitization transaction that can finance up to $700.0 million of CRE loans. ACR 2021-FL2 includes a reinvestment period, which ends in December 2023, that allows it to acquire CRE loans for reinvestment into the securitization using uninvested principal proceeds. The reinvestment period includes a 180-day ramp-up acquisition period during which CRE loans for reinvestment into the securitization can be acquired using proceeds from the issuance of the securitization. ACR 2021-FL2 issued a total of $567.0 million of non-recourse, floating-rate notes to third parties at par. We retained 100% of the Class F and Class G notes in addition to 100% of the outstanding preference shares. The preference shares are subordinated in right of payment to all other securities issued by ACR 2021-FL2.

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

All notes issued mature in January 2037, although we have the right to call the notes beginning on the payment date in December 2023 and thereafter.

Corporate Debt

4.50% Convertible Senior Notes

We issued $143.8 million aggregate principal of our 4.5% Convertible Senior Notes in August 2017.

During the three months ended March 31, 2022, we repurchased $39.8 million of our 4.50% Convertible Senior Notes, resulting in a charge to earnings of $574,000, comprising an extinguishment of debt charge of $460,000 in connection with the acceleration of the market discount and interest expense of $114,000 in connection with the acceleration of deferred debt issuance costs.

The following table summarizes the 4.50% Convertible Senior Notes at March 31, 2022 (dollars in thousands, except the conversion rate, conversion price and amounts in the footnotes):

	Principal Outstanding	Borrowing Rate	Effective Rate (1)(2)	Conversion Rate (3)(4)	Conversion Price (4)	Maturity Date
4.50% Convertible Senior Notes	$48,175	4.50%	7.43%	27.7222	$36.06	August 15, 2022

(1)

Includes the amortization of the market discounts and deferred debt issuance costs, if any, for the 4.50% Convertible Senior Notes recorded in interest expense on the consolidated statements of operations.

(2)	During the three months ended March 31, 2022 and 2021 the effective interest rate for the 4.50% Convertible Senior Notes was 7.43%.
(3)

Represents the number of shares of common stock per $1,000 principal amount of the 4.50% Convertible Senior Notes’ principal outstanding, subject to adjustment as provided in the Third Supplemental Indenture (the “4.50% Convertible Senior Notes Indenture”).

(4)

The conversion rate and conversion price of the 4.50% Convertible Senior Notes at March 31, 2022 are adjusted to reflect quarterly cash distributions in excess of a $0.30 distribution threshold, as defined in the 4.50% Convertible Senior Notes Indenture.

The 4.50% Convertible Senior Notes are convertible at the option of the holder at any time up until one business day before the respective maturity date and may be settled in cash, our common stock or a combination of cash and our common stock, at our election. The closing price of our common stock was $13.41 on March 31, 2022, which did not exceed the conversion price of our 4.50% Convertible Senior Notes at March 31, 2022.

(Back to Index)

(Back to Index)

Senior Unsecured Notes

12.00% Senior Unsecured Notes Due 2027

On July 31, 2020, we entered into a Note and Warrant Purchase Agreement (the “Note and Warrant Purchase Agreement”) with Oaktree Capital Management, L.P. (“Oaktree”) and MassMutual pursuant to which we may issue to Oaktree and MassMutual from time to time up to $125.0 million aggregate principal amount of 12.00% Senior Unsecured Notes. The 12.00% Senior Unsecured Notes had an annual interest rate of 12.00%, payable up to 3.25% (at our election) as pay-in-kind interest and the remainder as cash interest. On July 31, 2020, we issued to Oaktree and MassMutual $42.0 million and $8.0 million aggregate principal amount, respectively, of the 12.00% Senior Unsecured Notes.

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

In January 2022, we entered into an amendment to the Note and Warrant Purchase Agreement that extended the time to July 2022 that we may elect to issue to Oaktree and MassMutual up to $75.0 million of principal of additional notes. At any time and from time to time prior to July 31, 2022, we may elect to issue to Oaktree and MassMutual warrants to purchase an additional 699,992 shares of the common stock for a purchase price equal to the principal amount of the 12.00% Senior Unsecured Notes being issued. The warrants are immediately exercisable on issuance and expire seven years from the issuance date. The warrants can be exercised with cash or as a net exercise.

Stockholders’ Equity

Total stockholders’ equity at March 31, 2022 was $442.7 million and gave effect to $7.7 million of net realized losses on our terminated cash flow hedges, shown as a component of accumulated other comprehensive loss. Stockholders’ equity at December 31, 2021 was $448.2 million and gave effect to $8.1 million of net unrealized losses on our terminated cash flow hedges shown as a component of accumulated other comprehensive loss. The decrease in stockholders’ equity during the three months ended March 31, 2022 was primarily attributable to common stock repurchases.

Balance Sheet - Book Value Reconciliation

The following table rolls forward our common stock book value for the three months ended March 31, 2022 (in thousands, except per share data and amounts in footnotes):

	For the Three Months Ended March 31, 2022
	Total Amount	Per Share Amount
Common stock book value at beginning of period (1)	$221,596	$23.87
Net (loss) income allocable to common shares (2)	(2,771)	(0.31)
Change in other comprehensive income on derivatives	456	0.05
Repurchase of common stock (3)	(3,885)	0.41
Impact to equity of share-based compensation	752	0.08
Total net (decrease) increase	(5,448)	0.23
Common stock book value at end of period (4)	$216,148	$24.10
(1)

Per share calculations exclude unvested restricted stock, as disclosed on our consolidated balance sheets, of 333,329 shares at March 31, 2022 and December 31, 2021, respectively, and include warrants to purchase up to 466,661 shares of common stock at March 31, 2022 and December 31, 2021. The denominators for the calculations were 8,967,859 and 9,282,411 shares at March 31, 2022 and December 31, 2021, respectively.

(2)

The per share amounts are calculated with the denominator referenced in footnote (2) at March 31, 2022. We calculated net income per common share-diluted of $(0.30) using the weighted average diluted shares outstanding during the three months ended March 31, 2022.

(3)

In November 2021, our Board authorized and approved the continued use of our existing share repurchase program to repurchase up to $20.0 million of our outstanding common stock. We purchased 589,081 shares for $7.6 million through March 31, 2022.

(4)	We calculated common stock book value as total stockholders’ equity of $442.7 million less preferred stock equity of $226.6 million at March 31, 2022.

Management Agreement Equity

Our monthly base management fee, as defined in our Management Agreement, is equal to the greater of (i) 1/12 of the amount of our equity multiplied by 1.50% or (ii) $442,000 through July 31, 2022 and is calculated and paid monthly in arrears.

(Back to Index)

(Back to Index)

The following table summarizes the calculation of equity, as defined in the Management Agreement (in thousands):

Amount
At March 31, 2022:
Proceeds from capital stock issuances, net (1)	$1,330,573
Retained earnings, net (2)	(651,419)
Payments for repurchases of capital stock, net	(233,737)
Total	$445,417

(1)	Deducts underwriting discounts and commissions and other expenses and costs relating to such issuances.
(2)	Excludes non-cash equity compensation expense incurred to date.

Earnings Available for Distribution

Commencing with our financial results for the quarter ended March 31, 2022, we replaced the term Core Earnings with the term Earnings Available for Distribution (“EAD”), and Core Earnings results from comparative reporting periods have been relabeled Earnings Available for Distribution. EAD is a non-GAAP financial measure intended to supplement our financial results computed in accordance with accounting principles generally accepted in the United States of America (“GAAP”), and we believe EAD will serve as a useful indicator for investors in evaluating our performance and ability to pay dividends.

EAD excludes the effects of certain transactions and adjustments in accordance with GAAP that we believe are not necessarily indicative of our current CRE loan portfolio and other CRE-related investments and operations. EAD excludes income (loss) from all non-core assets such as commercial finance, middle market lending, residential mortgage lending, certain legacy CRE loans and other non-CRE assets designated as assets held for sale at the initial measurement date of December 31, 2016.

EAD, for reporting purposes, is defined as GAAP net income (loss) allocable to common shares, excluding (i) non-cash equity compensation expense, (ii) unrealized gains and losses, (iii) non-cash provisions for credit losses, (iv) non-cash impairments on securities, (v) non-cash amortization of discounts or premiums associated with borrowings, (vi) net income or loss from a limited partnership interest owned at the initial measurement date, (vii) net income or loss from non-core assets, (1) (viii) real estate depreciation and amortization, (ix) foreign currency gains or losses and (x) income or loss from discontinued operations. EAD may also be adjusted periodically to exclude certain one-time events pursuant to changes in GAAP and certain non-cash items.

Although pursuant to the Management Agreement we calculate incentive compensation using EAD that excludes incentive compensation payable to our Manager, we include incentive compensation payable to our Manager in calculating EAD for reporting purposes.

(Back to Index)

(Back to Index)

The following table provides a reconciliation from GAAP net income (loss) allocable to common shares to EAD allocable to common shares for the periods presented (in thousands, except per share data and amounts in the footnotes):

	For the Three Months Ended
	March 31,
	2022	Per Share Data	2021	Per Share Data
Net (loss) income allocable to common shares - GAAP	$(2,771)	$(0.30)	$10,468	$1.03

Reconciling items from continuing operations:
Non-cash equity compensation expense	744	0.08	19	—
Non-cash reversal of CRE credit losses, net	(1,802)	(0.20)	(5,641)	(0.55)
Realized loss on core activities (1)	—	—	(5,246)	(0.51)
Unrealized gain on core activities (1)	—	—	(878)	(0.09)
Real estate depreciation and amortization	1,391	0.15	531	0.05
Non-cash amortization of discounts or premiums associated with borrowings	847	0.09	822	0.08
Net income from non-core assets (2)	(656)	(0.07)	(33)	—

Reconciling items from CRE assets:
Net interest income on legacy CRE assets (2)	(29)	—	(161)	(0.02)
Earnings Available for Distribution allocable to common shares	$(2,276)	$(0.25)	$(119)	$(0.01)

Weighted average common shares - diluted on Earnings Available for Distribution allocable to common shares	9,097		10,196

Earnings Available for Distribution per common share - diluted	$(0.25)		$(0.01)

(1)

In March 2021, the CMBS portfolio was sold for $3.0 million, representing a total realized loss of $5.2 million that was included in EAD during the three months ended March 31, 2021. Unrealized (gain) loss on core activities includes the unrealized gains and losses on the residual CMBS portfolio, which were previously excluded from EAD.

(2)

Non-core assets are investments and securities owned by us at the initial measurement date in (i) commercial finance, (ii) middle market lending, (iii) residential mortgage lending, (iv) legacy CRE loans designated as held for sale and (v) other non-CRE assets included in assets held for sale.

EAD in accordance with the Management Agreement, which excludes incentive compensation payable, was $(2.3) million, or $(0.25) per common share outstanding, for the three months ended March 31, 2022. There was no incentive compensation payable for the three months ended March 31, 2022.

Incentive Compensation Hurdle

In accordance with the Management Agreement, incentive compensation is earned by our Manager when our EAD per common share (as defined in the Management Agreement) for such quarter exceeds an amount equal to: (1) the weighted average of (a) book value (as defined in the Management Agreement) as of the end of such quarter divided by 10,293,783 shares and (b) the price per share (including the conversion price, if applicable) paid for common shares in each offering (or issuance, upon the conversion of convertible securities) by us subsequent to September 30, 2017, in each case at the time of issuance, multiplied by (2) the greater of (a) 1.75% and (b) 0.4375% plus one-fourth of the ten year treasury rate, as defined in the Management Agreement, for such quarter (the “Incentive Compensation Hurdle”).

For the three months ended March 31, 2022, our EAD, as defined in the Management Agreement, did not exceed the Incentive Compensation Hurdle.

Commencing with the quarter ending December 31, 2022, incentive compensation will be calculated and payable in arrears in an amount, not less than zero, equal to:

(i)

for the calendar quarter ending December 31, 2022, the product of (a) 20% and (b) the excess of (i) our EAD (as defined in the Management Agreement) for such calendar quarter, over (ii) the product of (A) our book value equity (as defined in the Management Agreement) as of the end of such calendar quarter, and (B) 7% per annum;

(Back to Index)

(Back to Index)

(ii)

for each of the second, third and fourth full calendar quarters following the calendar quarter ending December 31, 2022, the excess of (1) the product of (a) 20% and (b) the excess of (i) our EAD (as defined in the Management Agreement) for the calendar quarter(s) following September 30, 2022, over (ii) the product of (A) our book value equity (as defined in the Management Agreement) in the calendar quarter(s) following September 30, 2022, and (B) 7% per annum, over (2) the sum of any incentive compensation paid to our Manager with respect to the prior calendar quarter(s) following September 30, 2022 (other than the most recent calendar quarter); and

(iii)

for each calendar quarter thereafter, the excess of (1) the product of (a) 20% and (b) the excess of (i) our EAD (as defined in the Management Agreement) for the previous 12-month period, over (ii) the product of (A) our book value equity (as defined in the Management Agreement) in the previous 12-month period, and (B) 7% per annum, over (2) the sum of any incentive compensation paid to our Manager with respect to the first three calendar quarters of such previous 12-month period; provided, however, that no incentive compensation shall be payable with respect to any calendar quarter unless EAD (as defined in the Management Agreement) for the 12 most recently completed calendar quarters (or such lesser number of completed calendar quarters from September 30, 2022) in the aggregate is greater than zero.

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

During the three months ended March 31, 2022, our principal sources of liquidity were:  (i) proceeds of $107.7 million from CRE whole loan purchases by our managed CRE securitizations ACR 2021-FL1 and ACR 2021-FL2, (ii) gross proceeds of $84.9 million from our CRE - term warehouse financing facilities, (iii) net proceeds of $17.7 million from repayments on our CRE loan portfolio, (iv) net proceeds of $13.7 million from the liquidation of one of our CRE securitizations and (v) proceeds of $10.2 million from our senior secured financing facility. These sources of liquidity were offset by our deployments in CRE whole loans and real estate investments, the partial repurchase and extinguishment of our 4.50% Convertible Senior Notes, repurchases of common stock, distributions on our preferred stock and ongoing operating expenses and substantially resulted in the $79.6 million of unrestricted cash we held at March 31, 2022.

In October 2021, we entered into a Preferred ATM Agreement with our Manager and JonesTrading Institutional Services LLC, as placement agent, pursuant to which we may issue and sell from time to time up to 2.2 million shares of Series D Preferred Stock.

In November 2021, our Board authorized and approved the continued use of our existing share repurchase program up to $20.0 million of our outstanding common stock.

In January 2022, we entered into an amendment with Oaktree and MassMutual whereby we extended our ability to issue up to $75.0 million of principal on our 12.00% Senior Unsecured Notes through July 2022.

The outstanding balance of our loan to ACRES Capital Corp., the parent of our Manager, was $11.5 million and $11.6 million at March 31, 2022 and December 2021, respectively. The note bears interest at 3.00% per annum, payable monthly, and matures in July 2026, subject to two one-year extensions, at ACRES Capital Corp.’s option, and amortizes at a rate of $25,000 per month.

We utilize a variety of financing arrangements to finance certain assets. We generally utilize the following three types of financing arrangements:

1.

Senior Secured Financing Facility: Our senior secured financing facility allows us to borrow against loans and investments in real estate that we own. During an initial revolving period, additional loans and investments in real estate may be financed on the senior secured financing facility. After the revolving period, the senior secured financing facility transitions to a term period over the remaining life of the facility. We pay a fixed rate of interest on the senior secured financing facility as well as an unfunded commitment fee when the facility has borrowings below a certain threshold as a percentage of the total commitment.

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

(Back to Index)

(Back to Index)

3.

Securitizations: We seek non-recourse, long-term financing from securitizations of our investments in CRE loans. The securitizations generally involve a senior portion of our loan but may involve the entire loan. Securitization generally involves transferring notes to a special purpose vehicle (or the issuing entity), which then issues one or more classes of non-recourse notes pursuant to the terms of an indenture. The notes are secured by the pool of assets. In exchange for the transfer of assets to the issuing entity, we receive cash proceeds from the sale of non-recourse notes. Securitizations of our portfolio investments might magnify our exposure to losses on those portfolio investments because the retained subordinate interest in any particular overall loan would be subordinate to the loan components sold and we would, therefore, absorb all losses sustained with respect to the overall loan before the owners of the senior notes experience any losses with respect to the loan in question.

The issuances of ACR 2021-FL1 and ACR 2021-FL2 include 24-month reinvestment periods ending in May 2023 and December 2023, respectively, that allow us to reinvest CRE loan payoffs and paydowns into the securitizations upon the satisfaction of certain eligibility and reinvestment criteria along with rating agency approval. The reinvestment features of the securitizations will allow us to extend the securitizations’ financing capabilities at attractive weighted-average rates by increasing the useful lives of the senior notes through the reinvestment of loan proceeds into new loans. We are also able to acquire future funding participations of the collateral in the securitizations during the reinvestment period. We had $4.3 million ($3.2 million at ACR 2021-FL1 and $1.1 million at ACR 2021-FL2) of reinvestment proceeds available to purchase eligible CRE loans and participations at March 31, 2022.

Additionally, ACR 2021-FL2 includes a 180-day ramp-up acquisition period during which unused proceeds at close can be used to acquire CRE loans that meet specified criteria for its portfolio.

We were in compliance with all of our covenants at March 31, 2022, in accordance with the terms provided in agreements with our lenders.

We continue to monitor the COVID-19 pandemic and its potential impact on us, the borrowers underlying our commercial real estate-related loans (and their tenants), our financing sources, and the economy as a whole. Because the severity, magnitude and duration of the COVID-19 pandemic and its economic consequences are uncertain, rapidly changing and difficult to predict, the pandemic’s impact on our operations and liquidity remains uncertain and difficult to predict. Further discussion of the potential impacts on us from the COVID-19 pandemic is provided in the section entitled “Risk Factors-Impact of Current Economic Conditions” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2021.

At March 31, 2022, we had a senior secured financing facility and term warehouse financing facilities as summarized below (in thousands, except amounts in footnotes):

	Execution Date	Maturity Date	Maximum Capacity	Facility Principal Outstanding	Availability
Senior Secured Financing Facility (1)
Massachusetts Mutual Life Insurance Company	July 2020	July 2027	$250,000	$—	$250,000
CRE - Term Warehouse Financing Facilities (2)
Barclays Bank PLC	April 2018	October 2022	$250,000	—	$250,000
JPMorgan Chase Bank, N.A.	October 2018	October 2024	$250,000	47,016	$202,984
Morgan Stanley Mortgage Capital Holdings LLC	November 2021	November 2024	$250,000	108,920	$141,080
Total				$155,936

(1)	Facility principal outstanding excludes deferred debt issuance costs of $3.3 million at March 31, 2022.
(2)	Facility principal outstanding excludes accrued interest payable of $134,000 and deferred debt issuance costs and discounts of $3.9 million at March 31, 2022.

(Back to Index)

(Back to Index)

The following table summarizes the average principal outstanding on our senior secured financing facility and term warehouse financing facilities during the three months ended March 31, 2022 and December 31, 2021 and the principal outstanding on our senior secured financing facility and term warehouse financing facilities at March 31, 2022 and December 31, 2021 (in thousands, except amounts in footnotes):

	Three Months Ended March 31, 2022	March 31, 2022	Three Months Ended December 31, 2021	December 31, 2021
	Average Principal Outstanding	Principal Outstanding (1)(2)	Average Principal Outstanding	Principal Outstanding (1)(2)
Financing Arrangement
Senior secured financing facility - CRE loans	$2,819	$—	$32,021	$—
Term warehouse financing facilities - CRE loans	100,125	155,936	397,744	71,020
Total	$102,944	$155,936	$429,765	$71,020

(1)

Excludes accrued interest payable on the senior secured financing facility collateralized by CRE loans and investments in real estate of $32,000 and $26,000 at March 31, 2022 and December 31, 2021, respectively. Also excludes deferred debt issuance costs on the senior secured financing facility of $3.3 million and $3.4 million at March 31, 2022 and December 31, 2021, respectively.

(2)

Excludes accrued interest payable on term warehouse financing facilities collateralized by CRE loans of $134,000 and $58,000 and deferred debt issuance costs and discounts of $3.9 million and $4.3 million at March 31, 2022 and December 31, 2021, respectively.

The following table summarizes the maximum month-end principal outstanding on our senior secured financing facility and term warehouse financing facilities during the periods presented (in thousands):

	Maximum Month-End Principal Outstanding During the
	Three Months Ended	Years Ended December 31,
	March 31, 2022	2021	2020
Financing Arrangement (1)
Senior secured financing facility - CRE loans	$10,150	$77,407	$128,495
Term warehouse financing facilities - CRE loans	$155,936	$423,585	$598,635

(1)	Decreases in the maximum month-end outstanding principal balances for the periods presented resulted from the financing of CRE loans into our CRE securitizations.

Historically, we have financed the acquisition of our investments through collateralized debt obligations (“CDOs”) and securitizations that essentially match the maturity and repricing dates of these financing vehicles with the maturities and repricing dates of our investments. In the past, we have derived substantial operating cash from our equity investments in our CDOs and securitizations, which will cease if the CDOs and securitizations fail to meet certain tests. Through March 31, 2022, we did not experience difficulty in maintaining our existing CDO and securitization financing and passed all of the critical tests required by these financings.

The following table sets forth the distributions received by us and coverage test summaries for our active securitizations for the periods presented (in thousands, except amount in the footnotes):

	Cash Distributions		Overcollateralization Cushion (1)
Name	For the Three Months Ended March 31, 2022	For the Year Ended December 31, 2021	At March 31, 2022	At the Initial Measurement Date	Permitted Funded Companion Participation Acquisition Period End	Reinvestment Period End (2)
ACR 2021-FL1	$4,652	$17,727	$6,758	$6,758	N/A	May 2023
ACR 2021-FL2	$2,466	$—	$5,652	$5,652	N/A	December 2023

(1)	Overcollateralization cushion represents the amount by which the collateral held by the securitization issuer exceeds the minimum amount required.
(2)	The reinvestment period is the period in which principal proceeds received before the end of the period may be used to acquire CRE loans for reinvestment into the securitization.

(Back to Index)

(Back to Index)

The following table sets forth the distributions received by us and liquidation details for our liquidated securitizations for the periods presented (in thousands):

	Cash Distributions		Liquidation Details
Name	For the Three Months Ended March 31, 2022	For the Year Ended December 31, 2021	Liquidation Date	Remaining Assets at the Liquidation Date (1)
XAN 2019-RSO7	$—	$9,339	May 2021	$391,168
XAN 2020-RSO9 (2)	$14,308	$7,944	February 2022	$111,335
XAN 2020-RSO8	$1,628	$13,830	March 2022	$171,225

(1)	The remaining assets at the liquidation date were distributed to us in exchange for our notes owned and preference shares in the respective securitization.
(2)	Cash distributions for the three months ended March 31, 2022 included a principal distribution on our preference share at liquidation of $13.5 million for XAN 2020-RSO9.

At April 30, 2022, our liquidity consisted of $30.0 million of unrestricted cash and cash equivalents, $107.9 million of unlevered financeable CRE loans and $75.0 million of availability under the Oaktree and MassMutual 12.00% Senior Unsecured Notes. In April 2022, we acquired two properties through equity investments for a total investment of $51.6 million. Prior to its acquisition, one property, with an acquisition price of $38.6 million, served as collateral for a loan held by an affiliate of our Manager.

Our leverage ratio, defined as the ratio of borrowings to stockholders’ equity, may vary as a result of the various funding strategies we use. At March 31, 2022 and December 31, 2021, our leverage ratio was 3.7 and 4.0 times, respectively. Our net debt to equity ratio, defined as the ratio of borrowings less cash and cash equivalents to stockholders’ equity was 3.5 and 4.0 times at March 31, 2022 and December 31, 2021, respectively. The leverage and net debt to equity ratio decreases through March 31, 2022, were primarily attributable to the liquidation of two of our CRE securitizations in the first quarter of 2022 and partial redemption of our 4.5% convertible notes, which were the primary drivers of a net decrease in our debt of $188.2 million.

Net Operating Losses and Loss Carryforwards

We generated approximately $47.7 million of net operating losses (“NOL”) during the year ended December 31, 2020, which was reported on our tax return that was finalized and filed in October 2021. This amount can generally be carried forward to offset both ordinary taxable income and capital gains in future years. Additionally, we estimate that we will generate approximately $14.8 million of operating losses in during 2021 and 2022. These amounts will offset taxable income in the year they occur, and any excess will be carried forward as additional NOL. The Tax Cuts and Jobs Act (“TCJA”) along with revisions made by the Coronavirus Aid, Relief, and Economic Security Act (“CARES”) reduced the deduction for NOLs to 80% of taxable income and granted an indefinite carryforward period.

Additionally, we estimate we generated approximately $136.9 million of net capital losses as of December 31, 2020, with approximately $3.8 million set to expire as of the year ended December 31, 2021. A net capital loss may be carried forward up to five years to offset future capital gains. NOL carryforwards and expired net capital losses for the year ended December 31, 2021 are subject to the finalization of our 2021 tax return, which we expect to file in October 2022.

We also generate tax assets in our taxable REIT subsidiaries (“TRS”). These tax assets are analyzed and disclosed quarterly in our financial statements. As of the December 31, 2020, our TRSs have approximately $39.9 million of pre-TCJA NOLs, some of which are set to expire beginning in 2044. The TRSs also have approximately $20.3 million of NOLs with an indefinite carryforward period and net capital losses of approximately $969,000.

We are exploring a range of assets and options in which to invest, including investments in commercial real estate equity, with the objective of creating capital gains to take advantage of all or a portion of our collective capital loss carryforwards.

Distributions

We did not pay distributions on our common shares during the three months ended March 31, 2022, as we were focused on prudently retaining and managing sufficient excess liquidity in connection with the economic impact of the COVID-19 pandemic. As a result of losses during the year ended December 31, 2020, we received significant NOL carryforwards, which are expected to grow in 2022, and net capital loss carryforwards, as finalized in our 2020 tax return. Therefore, we did not pay, nor were we required to pay, distributions on our common shares during the three months ended March 31, 2022. We intend to retain taxable income by utilizing our NOL carryforwards and expect to generate capital gains to use a portion of our net capital loss carryforwards, thereby growing book value and our investable equity base. As we continue to take steps necessary to stabilize our Earnings Available for Distribution, our Board will establish a plan for the prudent resumption of the payment of common share distributions. No assurance, however, can be given as to the amounts or timing of future distributions as such distributions are subject to our earnings, financial condition, capital requirements and such other factors as our Board deems relevant.

We intend to continue to make regular quarterly distributions to holders of our preferred stock.

(Back to Index)

(Back to Index)

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

Contractual Obligations and Commitments

	Contractual Commitments
	(dollars in thousands, except amounts in footnotes)
	Payments due by Period
	Total	Less than 1 Year	1 - 3 Years	3 - 5 Years	More than 5 Years
At March 31, 2022:
CRE securitizations	$1,242,223	$—	$—	$—	$1,242,223
Senior secured financing facility (1)	—	—	—	—	—
CRE - term warehouse financing facilities (2)	156,070	—	156,070	—	—
4.50% Convertible Senior Notes (3)	48,175	48,175	—	—	—
5.75% Senior Unsecured Notes (4)	150,000	—	—	150,000	—
Unsecured junior subordinated debentures (5)	51,548	—	—	—	51,548
Unfunded commitments on CRE loans (6)	145,458	19,355	126,103	—	—
Base management fees (7)	6,681	6,681	—	—	—
Total	$1,800,155	$74,211	$282,173	$150,000	$1,293,771

(1)	Contractual commitments exclude $32,000 of accrued interest payable at March 31, 2022 on our senior secured financing facility.
(2)	Contractual commitments include $134,000 of accrued interest payable at March 31, 2022 on our term warehouse financing facilities.
(3)	Contractual commitments exclude $1.1 million of interest expense payable through maturity, in August 2022, on our 4.50% Convertible Senior Notes.
(4)	Contractual commitments exclude $38.8 million of interest expense payable through maturity, in August 2026, on our 5.75% Senior Unsecured Notes.
(5)	Contractual commitments exclude $26.8 million and $27.6 million of estimated interest expense payable through maturity, in June 2036 and October 2036, respectively, on our trust preferred securities.
(6)

Unfunded commitments on our originated CRE loans generally fall into two categories: (i) pre-approved capital improvement projects and (ii) new or additional construction costs subject, in each case, to the borrower meeting specified criteria. Upon completion of the improvements or construction, we would receive additional interest income on the advanced amount. At March 31, 2022, we had unfunded commitments on 58 CRE whole loans.

(7)

Base management fees presented are based on an estimate of base management fees payable to our Manager over the next 12 months. Our Management Agreement also provides for an incentive compensation arrangement that is based on operating performance. The incentive compensation is not a fixed and determinable amount, and therefore it is not included in this table.

We expect to fully redeem the 4.50% Convertible Senior Notes in cash upon maturity on August 15, 2022. At April 30, 2022, the outstanding principal balance on our 4.50% Convertible Senior Notes was $48.2 million.

Off-Balance Sheet Arrangements

General

At March 31, 2022, we did not maintain any relationships with unconsolidated entities or financial partnerships that were established for the purpose of facilitating off-balance sheet arrangements or contractually narrow or limited purposes, although we do have interests in unconsolidated entities not established for those purposes. Except as set forth below, we had not guaranteed obligations of any unconsolidated entities or entered into any commitment or letter of intent to provide additional funding to any such entities at March 31, 2022.

Unfunded CRE Loan Commitments

In the ordinary course of business, we make commitments to borrowers whose loans are in our CRE loan portfolio to provide additional loan funding in the future. Disbursement of funds pursuant to these commitments is subject to the borrower meeting pre-specified criteria. These commitments are subject to the same underwriting requirements and ongoing portfolio maintenance as are the on-balance sheet financial investments that we hold. Since these commitments may expire without being drawn upon, the total commitment amount does not necessarily represent future cash requirements. Whole loans had $145.5 million and $157.6 million in unfunded loan commitments at March 31, 2022 and December 31, 2021, respectively. Unfunded commitments are not considered in the CECL reserve if they are unconditionally cancellable.

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

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

At March 31, 2022, the primary components of our market risk were credit risk, counterparty risk, financing risk, and interest rate risk, as described below. While we do not seek to avoid risk completely, we do seek to assume risk that can be quantified from historical experience, to actively manage that risk, to earn sufficient compensation to justify assuming that risk and to maintain capital levels consistent with the risk we undertake or to which we are exposed.

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

The coronavirus (“COVID-19”) pandemic has significantly impacted the CRE markets, causing reduced occupancy, requests from tenants for rent deferral or abatement, and delays in construction and development projects currently planned or underway. Our portfolio includes loans collateralized by multifamily, hotel, retail and other property types that are particularly negatively impacted by the pandemic. Approximately 72.7% of our portfolio is in multifamily properties. Residents that experience deteriorating financial conditions as a result of the pandemic may be unwilling or unable to pay rent in full on a timely basis. Furthermore, numerous state, local and federal regulations have also imposed restrictions at present on the borrower’s ability to enforce residents’ contractual lease obligations, and this will affect their ability to collect rent or enforce remedies for the failure to pay rent. Approximately 9.0% of our portfolio is in hotel properties. While many restrictions on hotels have eased, the industry is still experiencing a significant reduction of operations resulting in a decline in group, business and leisure travel. Travelers may continue to be wary to travel despite the easing of restrictions because of concerns of risk of contagion or curtailment of leisure travel due to the economic recession. Approximately 1.6% of our portfolio is in retail properties. While government restrictions effecting retail have eased, complete or partial closure of many retail properties have resulted from tenant action. The reduced economic activity severely impacts the tenants’ businesses, financial condition and liquidity and may result in the tenants being unwilling or unable to meet their obligations to the borrower in part or in full.

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

(Back to Index)

(Back to Index)

Interest Rate Risk

Our business model is such that rising interest rates will typically increase our net income, while declining interest rates will typically decrease net income, subject to the impact of interest rate floors. As of March 31, 2022, 99.8% of our CRE loan portfolio by par value earned a floating rate of interest and were financed with liabilities that both pay interest at floating rates and that are fixed. Floating-rate loans financed with fixed rate liabilities have a negative correlation with declining interest rates to the extent of our financing. The remaining approximate 0.2% of our CRE loan portfolio by par value earned a fixed rate of interest. Fixed rate loans financed with floating rate liabilities have a negative correlation with rising interest rates to the extent of our financing. To the extent that interest rate floors on our floating-rate CRE loans are in the money, our net interest will have a negative correlation with rising interest rates to the extent of those interest rate floors. Our floating-rate loan portfolio of $1.9 billion had a weighted-average benchmark floor of 0.66% at March 31, 2022, which excludes one floating-rate loan without a LIBOR floor. Additionally, approximately 33.9% of the interest rate floors in our CRE loan portfolio were in the money at March 31, 2022.

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

The following table estimates the hypothetical impact on our net interest income assuming an immediate increase or decrease of 100 basis points in the applicable interest rate benchmark (in thousands, except per share data):

	Three Months Ended March 31, 2022
At March 31, 2022	100 Basis Point Decrease (4)		100 Basis Point Increase
Net Assets Subject to Interest Rate Sensitivity (1)(2)(3)	Increase (Decrease) to Net Interest Income	Increase (Decrease) to Net Interest Income per Share	Increase (Decrease) to Net Interest Income	Increase (Decrease) to Net Interest Income per Share
$455,267	$6,365	$0.70	$(702)	$(0.08)

(1)	Includes our floating-rate CRE loans at March 31, 2022.
(2)	Includes amounts outstanding on our securitizations, CRE term warehouse financing facilities, senior secured financing facility and unsecured junior subordinated debentures.
(3)	Certain of our floating rate loans are subject to a benchmark floor.
(4)	Decrease in rates assumes the applicable benchmark rate does not fall below 0%.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended March 31, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

(Back to Index)

(Back to Index)

PART II

ITEM 1.	LEGAL PROCEEDINGS

We may become involved in litigation on various matters due to the nature of our business activities. The resolution of these matters may result in adverse judgments, fines, penalties, injunctions and other relief against us as well as monetary payments or other agreements and obligations. In addition, we may enter into settlements on certain matters in order to avoid the additional costs of engaging in litigation. Except as discussed below, we are unaware of any contingencies arising from such litigation that would require accrual or disclosure in the consolidated financial statements at March 31, 2022.

Our subsidiary, Primary Capital Mortgage, LLC (“PCM”), is subject to potential litigation related to claims for repurchases or indemnifications on loans that PCM has sold to third parties. At March 31, 2022 and December 31, 2021, no such litigation demand was outstanding. Reserves for such litigation demands are included in the reserve for mortgage repurchases and indemnifications that totaled $1.3 million at March 31, 2022 and December 31, 2021. The reserves for mortgage repurchases and indemnifications are included in liabilities held for sale on the consolidated balance sheets. As of March 31, 2022, we have substantially completed disposing of PCM’s business.

ITEM 1A.	RISK FACTORS

As of the date of this report, there have been no material changes to the risk factors disclosed in our Annual Report on Form 10-K for the year ended December 31, 2021 filed with the Securities and Exchange Commission (“SEC”), except we may disclose changes to such factors or disclose additional factors from time to time in our future filings with the SEC.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer Purchases of Equity Securities

In March 2016, our Board approved a securities repurchase program. In November 2020, our Board authorized and approved the continued use of our existing share repurchase program in order to repurchase up to $20.0 million of our outstanding shares of common stock. In July 2021, the authorized amount was fully utilized and in November 2021, our Board authorized and approved the continued use of our existing share repurchase program to repurchase an additional $20.0 million of our outstanding common stock.

The following table presents information about our common stock repurchases made during the three months ended March 31, 2022 in accordance with our repurchase program (dollars in thousands, except per share data):

	Common Stock
Period	Total Number of Shares Purchased	Average Price Paid per Share (1)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Program	Approximate Dollar Value of Shares that may yet be Purchased under the Plans or Programs
January 3, 2022 - January 31, 2022	153,522	$12.53	153,522	$14,409
February 1, 2022 - February 28, 2022	85,777	$12.05	85,777	$13,377
March 1, 2022 - March 31, 2022	75,253	$12.33	75,253	$12,450

(1)	The average price paid per share as reflected above includes broker fees and commissions.

ITEM 5.OTHER INFORMATION

On May 6, 2022, we entered into an amendment with ACRES Capital, LLC and ACRES Capital Corp to amend our Management Agreement to rename “Core Earnings” as “Earnings Available for Distribution” (“EAD”). The foregoing description does not purport to be complete and is qualified in its entirety by reference to the full text of the Second Amendment to the Fourth Amended and Restated Management Agreement, which is filed as Exhibit 10.1(c) with this quarterly report on 10-Q and is incorporated herein by reference.

(Back to Index)

(Back to Index)

ITEM 6.	EXHIBITS

Exhibit No.	Description
2.1	Asset Purchase Agreement, dated June 6, 2017, by and among Stearns Lending, LLC, Primary Capital Mortgage, LLC, and Resource Capital Corp. (32)
2.1(b)	Mortgage Loan Sale and Purchase Agreement, dated May 29, 2019, by and between RCC Real Estate, Inc. and C-III Commercial Mortgage LLC. (44)
3.1(a)	Amended and Restated Articles of Incorporation of Resource Capital Corp. (1)
3.1(b)	Articles of Amendment to Restated Certificate of Incorporation of Resource Capital Corp. (27)
3.1(c)	Articles Supplementary 8.625% Fixed-to-Floating Series C Cumulative Redeemable Preferred Stock. (8)
3.1(d)	Articles Supplementary 7.875% Series D Cumulative Redeemable Preferred Stock, as corrected. (59)
3.1(e)	Articles of Amendment, effective May 25, 2018. (39)
3.1(f)	Articles of Amendment, effective February 16, 2021. (56)
3.1(g)	Articles of Amendment, effective May 28, 2021. (60)
3.2	Fourth Amended and Restated Bylaws of ACRES Commercial Realty Corp. (56)
4.1(a)	Form of Certificate for Common Stock for Resource Capital Corp. (1)
4.1(b)	Form of Certificate for 8.625% Fixed-to-Floating Series C Cumulative Redeemable Preferred Stock. (8)
4.1(c)	Form of Certificate for 7.875% Series D Cumulative Redeemable Preferred Stock. (59)
4.2(a)	Junior Subordinated Indenture between Resource Capital Corp. and Wells Fargo Bank, N.A., dated May 25, 2006. (2)
4.2(b)	Amendment to Junior Subordinated Indenture and Junior Subordinated Note due 2036 between Resource Capital Corp. and Wells Fargo Bank, N.A., dated October 26, 2009 and effective September 30, 2009. (6)
4.3(a)	Amended and Restated Trust Agreement among Resource Capital Corp., Wells Fargo Bank, N.A., Wells Fargo Delaware Trust Company and the Administrative Trustees named therein, dated May 25, 2006. (2)
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

4.8(b)	Form of 4.50% Convertible Senior Note due 2022 (included in Exhibit 4.8(a)).
4.9	Description of Registrant’s Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934. (70)
4.10(a)	Base Indenture, dated August 16, 2021, between the Company and the Trustee. (63)
4.10(b)	First Supplemental Indenture, dated August 16, 2021, between the Company and the Trustee. (63)
4.10(c)	Form of 5.75% Senior Note due 2026 (included in Exhibit 4.10(b)).
10.1(a)	Fourth Amended and Restated Management Agreement, dated as of July 31, 2020, by and among Exantas Capital Corp., ACRES Capital, LLC and ACRES Capital Corp. (51)
10.1(b)

First Amendment to Fourth Amended and Restated Management Agreement, dated as of February 16, 2021, by and among ACRES Commercial Realty Corp. f/k/a Exantas Capital Corp., ACRES Capital, LLC and ACRES Capital Corp. (57)

10.1(c)

Second Amendment to Fourth Amended and Restated Management Agreement, dated as of May 6, 2022, by and among ACRES Commercial Realty Corp. f/k/a Exantas Capital Corp., ACRES Capital, LLC and ACRES Capital Corp.

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

(Back to Index)

(Back to Index)

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

Third Amendment to Loan and Servicing Agreement, dated as of August 16, 2021, among RCC Real Estate SPE Holdings LLC, RCC Real Estate SPE 9 LLC, the Lenders party thereto and Massachusetts Mutual Life Insurance Company and Wells Fargo Bank, National Association as the Administrative Agent.(68)

10.5(e)

Fourth Amendment to Loan and Servicing Agreement, dated as of April 12, 2022, among RCC Real Estate SPE Holdings LLC, RCC Real Estate SPE 9 LLC, the Lenders party thereto and Massachusetts Mutual Life Insurance Company and Wells Fargo Bank, National Association as the Administrative Agent.

10.5(f)

Guaranty, dated as of July 31, 2020, by Exantas Capital Corp., and each of Exantas Real Estate Funding 2018-RSO6 Investor, LLC, Exantas Real Estate Funding 2019-RSO7 Investor, LLC, and Exantas Real Estate Funding 2020-RSO8 Investor, LLC, in favor of the Secured Parties. (51)

10.5(g)	Guaranty, dated May 25, 2021 between Exantas Phili Holdings, LLC in favor of the Secured Parties
10.5(h)	Guaranty, dated May 25, 2021 between 65 E. Wacker Holdings, LLC in favor of the Secured Parties
10.5(i)	Guaranty, dated May 25, 2021 between Plymouth Meeting Holdings, LLC in favor of the Secured Parties
10.5(j)	Pledge and Guaranty Agreement, dated August 16, 2021 between ACRES Real Estate TRS 9 LLC in favor of the Secured Parties
10.5(k)	Guaranty, dated April 12, 2022 between Appleton Hotel Holdings, LLC and Appleton Hotel Leasing, LLC in favor of the Secured Parties
10.6(a)	Note and Warrant Purchase Agreement, dated as of July 31, 2020, by and among Exantas Capital Corp. and the Purchasers signatory thereto. (51)
10.6(b)	Agreement between the Company, OCM XAN Holdings PT, LLC and the Massachusetts Mutual Life Insurance Company, dated August 18, 2021. (64)
10.6(c)	Amendment No. 1 to Note and Warrant Purchase Agreement, dated January 31, 2022, between ACRES Commercial Realty Corp. and the Purchasers signatory thereto (69)
10.7	Promissory Note, dated as of July 31, 2020, issued by ACRES Capital Corp. to RCC Real Estate, Inc. (51)
10.8(a)	Manager Incentive Plan. (58)
10.8(b)	Form of Stock Award Agreement Under the Manager Incentive Plan. (61)
10.9	Equity Distribution Agreement, dated October 4, 2021, by and among ACRES Commercial Realty Corp., ACRES Capital, LLC and JonesTrading Institutional Services LLC. (66)
31.1	Rule 13a-14(a)/Rule 15d-14(a) Certification of Chief Executive Officer.
31.2	Rule 13a-14(a)/Rule 15d-14(a) Certification of Chief Financial Officer.
32.1	Certification Pursuant to 18 U.S.C. Section 1350.
32.2	Certification Pursuant to 18 U.S.C. Section 1350.
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

99.1(d)	Amended and Restated Guaranty Agreement made by Exantas Capital Corp., as guarantor, and Wells Fargo Bank, National Association, dated as of July 19, 2018. (11)
99.2(a)	Master Repurchase Agreement between RCC Real Estate SPE 7, LLC and Barclays Bank PLC, dated as of April 10, 2018. (38)
99.2(b)	First Amendment to Master Repurchase Agreement between RCC Real Estate SPE 7, LLC and Barclays Bank PLC dated as of March 9, 2021. (57)
99.2(c)	Second Amendment to Master Repurchase Agreement and First Amendment to Fee Letter, dated October 29, 2021, between RCC Real Estate SPE 7, LLC and Barclays Bank PLC. (67)
99.2(d)	Third Amendment to Guaranty, dated October 29, 2021, made by ACRES Commercial Realty Corp. as guarantor in favor of Barclays Bank PLC. (69)
99.2(e)	Guaranty dated as of April 10, 2018, made by Resource Capital Corp., as guarantor, in favor of Barclays Bank PLC. (38)
99.2(f)	First Amendment to Guaranty dated as of May 7, 2020, made by Exantas Capital Corp., f/k/a Resource Capital Corp., as guarantor, in favor of Barclays Bank PLC. (50)
99.2(g)	Second Amendment to Guaranty, dated October 2, 2020, made by Exantas Capital Corp. as guarantor in favor of Barclays Bank PLC. (54)
99.2(h)	Third Amendment to Guaranty, dated October 29, 2021, made by ACRES Commercial Realty Corp. as guarantor in favor of Barclays Bank PLC. (67)
99.3(a)	Master Repurchase Agreement for $250,000,000 between RCC Real Estate SPE 8, LLC, as Seller, and JPMorgan Chase Bank, National Association, as Buyer, dated October 26, 2018. (40)
99.3(b)	First Amendment to Uncommitted Master Repurchase Agreement dated as of August 14, 2020 between RCC Real Estate SPE 8, LLC and JPMorgan Chase Bank, National Association. (55)
99.3(c)	Amendment No. 2 to Master Repurchase Agreement, dated September 1, 2021 between RCC Real Estate SPE 8, LLC and JPMorgan Chase Bank, National Association. (65)
99.3(d)

Amendment No. 3 to Master Repurchase Agreement and Guarantee Agreement, dated October 26, 2021 between RCC Real Estate SPE 8, LLC, JPMorgan Chase Bank, National Association and ACRES Commercial Realty Corp., as guarantor (67)

(Back to Index)

(Back to Index)

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
99.4(a)

Master Repurchase and Securities Contract Agreement between ACRES Real Estate SPE 10, LLC, as Seller, and Morgan Stanley Mortgage Capital Holdings LLC, as Administrative Agent, dated November 3, 2021.(68)

99.4(b)

First Amendment to Master Repurchase and Securities Contract Agreement, dated January 28, 2022, between ACRES Real Estate SPE 10, LLC and Morgan Stanley Mortgage Capital Holdings LLC, as Administrative Agent. (69)

99.4(b)	Guaranty made by ACRES Commercial Realty Corp., as Guarantor, in favor of Morgan Stanley Mortgage Capital Holdings LLC, dated November 3, 2021(68)
99.5(a)	Notice of Proposed Settlement of Shareholder Derivative Litigation. (43)
99.5(b)	Stipulation and Agreement of Settlement. (43)
99.6	Material Federal Income Tax Considerations. (70)
101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document.
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File.

(1)	Filed previously as an exhibit to the Company’s registration statement on Form S-11, Registration No. 333-126517.
(2)	Filed previously as an exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2006.
(3)	Filed previously as an exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2006.
(4)	Filed previously as an exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2013.
(5)	Filed previously as an exhibit to the Company’s Current Report on Form 8-K filed on June 26, 2014.
(6)	Filed previously as an exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2009.
(7)	Filed previously as an exhibit to the Company’s Registration Statement on Form S-11 (File No. 333-132836).
(8)	Filed previously as an exhibit to the Company’s Registration Statement on Form 8-A filed on June 9, 2014.
(9)	Filed previously as an exhibit to the Company’s Annual Report on Form 10-K for the year ended December 31, 2010.
(10)	RESERVED
(11)	Filed previously as an exhibit to the Company’s Current Report on Form 8-K filed on July 25, 2018.
(12)	RESERVED
(13)	Filed previously as an exhibit to the Company’s Current Report on Form 8-K filed on March 2, 2012.
(14)	Filed previously as an exhibit to the Company’s Current Report on Form 8-K filed on June 13, 2012.
(15)	RESERVED
(16)	RESERVED
(17)	RESERVED
(18)	Filed previously as an exhibit to the Company’s Current Report on Form 8-K filed on September 23, 2014.
(19)	RESERVED
(20)	Filed previously as an exhibit to the Company’s Current Report on Form 8-K filed on October 1, 2012.
(21)	RESERVED
(22)	Filed previously as an exhibit to the Company’s Current Report on Form 8-K filed on April 8, 2013.
(23)	Filed previously as an exhibit to the Company’s Current Report on Form 8-K filed on July 25, 2013.
(24)	Filed previously as an exhibit to the Company’s Current Report on Form 8-K filed on October 21, 2013.
(25)	Filed previously as an exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2014.
(26)	Filed previously as an exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2015.
(27)	Filed previously as an exhibit to the Company’s Current Report on Form 8-K filed on September 1, 2015.
(28)	RESERVED
(29)	Filed previously as an exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2016.
(30)	RESERVED
(31)	Filed previously as an exhibit to the Company’s Annual Report on Form 10-K for the year ended December 31, 2016.
(32)	Filed previously as an exhibit to the Company’s Current Report on Form 8-K filed on June 8, 2017.
(33)	Filed previously as an exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2017.
(34)	Filed previously as an exhibit to the Company’s Current Report on Form 8-K filed on August 16, 2017.
(35)	Filed previously as an exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2016.
(36)	RESERVED
(37)	Filed previously as an exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2017.
(38)	Filed previously as an exhibit to the Company’s Current Report on Form 8-K filed on April 12, 2018.

(Back to Index)

(Back to Index)

(39)	Filed previously as an exhibit to the Company’s Current Report on Form 8-K filed on May 25, 2018.
(40)	Filed previously as an exhibit to the Company’s Current Report on Form 8-K filed on October 30, 2018.
(41)	RESERVED
(42)	RESERVED
(43)	Filed previously as an exhibit to the Company’s Current Report on Form 8-K filed on March 27, 2019.
(44)	Filed previously as an exhibit to the Company’s Current Report on Form 8-K filed on May 30, 2019.
(45)	Filed previously as an exhibit to the Company’s Proxy Statement filed on April 18, 2019.
(46)	Filed previously as an exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2019.
(47)	RESERVED
(48)	RESERVED
(49)	Filed previously as an exhibit to the Company’s Annual Report on Form 10-K for the year ended December 31, 2019.
(50)	Filed previously as an exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2020.
(51)	Filed previously as an exhibit to the Company’s Current Report on Form 8-K filed on August 3, 2020.
(52)	Filed previously as an exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2020.
(53)	Filed previously as an exhibit to the Company’s Current Report on Form 8-K filed on September 22, 2020.
(54)	Filed previously as an exhibit to the Company’s Current Report on Form 8-K filed on October 7, 2020.
(55)	Filed previously as an exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2020.
(56)	Filed previously as an exhibit to the Company’s Current Report on Form 8-K filed on February 18, 2021.
(57)	Filed previously as an exhibit to the Company’s Annual Report on Form 10-K for the year ended December 31, 2020.
(58)	Filed previously as an exhibit to the Company’s Proxy Statement filed on April 12, 2021.
(59)	Filed previously as an exhibit to the Company’s Current Report on Form 8-K filed on May 21, 2021.
(60)	Filed previously as an exhibit to the Company’s Current Report on Form 8-K filed on June 1, 2021.
(61)	Filed previously as an exhibit to the Company’s Current Report on Form 8-K filed on June 9, 2021.
(62)	Filed previously as an exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2021.
(63)	Filed previously as an exhibit to the Company’s Current Report on Form 8-K filed on August 17, 2021.
(64)	Filed previously as an exhibit to the Company’s Current Report on Form 8-K filed on August 20, 2021.
(65)	Filed previously as an exhibit to the Company’s Current Report on Form 8-K filed on September 2, 2021.
(66)	Filed previously as an exhibit to the Company’s Current Report on Form 8-K filed on October 7, 2021.
(67)	Filed previously as an exhibit to the Company’s Current Report on Form 8-K filed on October 29, 2021.
(68)	Filed previously as an exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2021.
(69)	Filed previously as an exhibit to the Company’s Current Report on Form 8-K filed on February 3, 2022.
(70)	Filed previously as an exhibit to the Company’s Annual Report on Form 10-K for the year ended December 31, 2021.

(Back to Index)

(Back to Index)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ACRES COMMERCIAL REALTY CORP.
(Registrant)

May 9, 2022	By:	/s/ Mark Fogel
Mark Fogel
President & Chief Executive Officer

May 9, 2022	By:	/s/ David J. Bryant
David J. Bryant
Senior Vice President
Chief Financial Officer and Treasurer

May 9, 2022	By:	/s/ Eldron C. Blackwell
Eldron C. Blackwell
Vice President
Chief Accounting Officer

(Back to Index)