Form 10-Q
period 2022-06-30
ACRES Commercial Realty Corp.
filed 2022-08-08
CIK 1332551

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2022

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

The number of outstanding shares of the registrant’s common stock on August 5, 2022 was 8,934,708 shares.

(Back to Index)

ACRES COMMERCIAL REALTY CORP. AND SUBSIDIARIES

INDEX TO QUARTERLY REPORT

ON FORM 10-Q

(Back to Index)

(Back to Index)

PART I

ITEM 1.	FINANCIAL STATEMENTS

ACRES COMMERCIAL REALTY CORP. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share data)

	June 30, 2022	December 31, 2021
	(unaudited)
ASSETS (1)
Cash and cash equivalents	$34,870	$35,500
Restricted cash	25,367	248,431
Accrued interest receivable	7,162	6,112
CRE loans	2,074,689	1,882,551
Less: allowance for credit losses	(5,230)	(8,805)
CRE loans, net	2,069,459	1,873,746
Principal paydowns receivable	—	14,899
Loan receivable - related party	11,450	11,575
Investments in unconsolidated entities	1,548	1,548
Property held for sale	17,657	17,846
Investments in real estate	144,356	59,308
Right of use assets	25,480	5,951
Intangible assets	12,170	3,877
Other assets	6,907	5,482
Total assets	$2,356,426	$2,284,275
LIABILITIES (2)
Accounts payable and other liabilities	$10,838	$7,025
Management fee payable - related party	558	561
Accrued interest payable	5,752	5,937
Borrowings	1,841,965	1,814,424
Lease liabilities	46,620	3,537
Distributions payable	3,262	3,262
Accrued tax liability	105	1
Liabilities held for sale	—	1,333
Total liabilities	1,909,100	1,836,080
EQUITY
Preferred stock, par value $0.001: 10,000,000 shares authorized 8.625% Fixed-to-Floating Series C Cumulative Redeemable Preferred Stock, liquidation preference $25.00 per share; 4,800,000 and 4,800,000 shares issued and outstanding	5	5
Preferred stock, par value $0.001: 6,800,000 shares authorized 7.875% Series D Cumulative Redeemable Preferred Stock, liquidation preference $25.00 per share; 4,607,857 and 4,607,857 shares issued and outstanding	5	5
Common stock, par value $0.001: 41,666,666 shares authorized; 8,930,130 and 9,149,079 shares issued and outstanding (including 583,333 and 333,329 of unvested restricted shares)	9	9
Additional paid-in capital	1,175,146	1,179,863
Accumulated other comprehensive loss	(7,210)	(8,127)
Distributions in excess of earnings	(725,641)	(723,560)
Total stockholders’ equity	442,314	448,195
Non-controlling interests	5,012	—
Total equity	447,326	448,195
TOTAL LIABILITIES AND EQUITY	$2,356,426	$2,284,275

The accompanying notes are an integral part of these statements

(Back to Index)

(Back to Index)

ACRES COMMERCIAL REALTY CORP. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS - (Continued)

(in thousands, except share and per share data)

	June 30, 2022	December 31, 2021
	(unaudited)
(1) Assets of consolidated variable interest entities (“VIEs”) included in total assets above:
Restricted cash	$24,888	$248,371
Accrued interest receivable	4,893	3,826
CRE loans, pledged as collateral (3)	1,468,003	1,601,482
Principal paydowns receivable	—	14,899
Other assets	117	36
Total assets of consolidated VIEs	$1,497,901	$1,868,614
(2) Liabilities of consolidated VIEs included in total liabilities above:
Accounts payable and other liabilities	$87	$315
Accrued interest payable	1,415	997
Borrowings	1,231,957	1,466,499
Total liabilities of consolidated VIEs	$1,233,459	$1,467,811
(3)	Excludes the allowance for credit losses.

The accompanying notes are an integral part of these statements

(Back to Index)

(Back to Index)

ACRES COMMERCIAL REALTY CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except share and per share data)

(unaudited)

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2022	2021	2022	2021
REVENUES
Interest income:
CRE loans	$26,964	$25,773	$49,621	$50,348
Securities	—	—	—	161
Other	55	20	74	33
Total interest income	27,019	25,793	49,695	50,542
Interest expense	15,745	18,702	30,652	32,426
Net interest income	11,274	7,091	19,043	18,116
Real estate income	8,777	2,732	11,915	4,386
Other revenue	19	16	35	32
Total revenues	20,070	9,839	30,993	22,534
OPERATING EXPENSES
General and administrative	2,353	2,716	5,810	5,869
Real estate expenses	9,162	2,481	13,956	4,312
Management fees - related party	1,672	1,379	3,354	2,705
Equity compensation - related party	991	171	1,735	190
Corporate depreciation and amortization	21	15	43	59
Provision for (reversal of) credit losses, net	524	(10,343)	(1,278)	(15,984)
Total operating expenses	14,723	(3,581)	23,620	(2,849)

	5,347	13,420	7,373	25,383
OTHER INCOME (EXPENSE)
Net realized and unrealized gain on investment securities available-for-sale and loans and derivatives	—	—	—	878
Loss on extinguishment of debt	—	—	(460)	—
Other income	175	219	973	434
Total other income	175	219	513	1,312

INCOME BEFORE TAXES	5,522	13,639	7,886	26,695
Income tax expense	—	—	(280)	—
NET INCOME	5,522	13,639	7,606	26,695
Net income allocated to preferred shares	(4,856)	(3,568)	(9,711)	(6,156)
Net loss allocable to non-controlling interest	24	—	24	—
NET INCOME (LOSS) ALLOCABLE TO COMMON SHARES	$690	$10,071	$(2,081)	$20,539
NET INCOME (LOSS) PER COMMON SHARE - BASIC	$0.08	$1.04	$(0.23)	$2.06
NET INCOME (LOSS) PER COMMON SHARE - DILUTED	$0.08	$1.04	$(0.23)	$2.06
WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING - BASIC	8,888,461	9,711,940	8,992,142	9,952,254
WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING - DILUTED	8,914,172	9,720,609	8,992,142	9,961,211

The accompanying notes are an integral part of these statements

(Back to Index)

(Back to Index)

ACRES COMMERCIAL REALTY CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(in thousands)

(unaudited)

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2022	2021	2022	2021
Net income	$5,522	$13,639	$7,606	$26,695
Other comprehensive income:
Reclassification adjustments associated with net unrealized losses from interest rate swaps included in net income	461	462	917	918
Total other comprehensive income	461	462	917	918
Comprehensive income before allocation to preferred shares	5,983	14,101	8,523	27,613
Net income allocated to preferred shares	(4,856)	(3,568)	(9,711)	(6,156)
Net loss allocated to non-controlling interest	24	—	24	—
Comprehensive income (loss) allocable to common shares	$1,151	$10,533	$(1,164)	$21,457

The accompanying notes are an integral part of these statements

(Back to Index)

(Back to Index)

ACRES COMMERCIAL REALTY CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

(in thousands, except share data)

(unaudited)

	Common Stock		Series C Preferred	Series D Preferred	Additional Paid-In	Accumulated Other Comprehensive	Retained Earnings (Distributions in Excess	Total Stockholders’	Non-Controlling	Total
	Shares	Amount	Stock	Stock	Capital	(Loss) Income	of Earnings)	Equity	Interest	Equity
Balance, December 31, 2021	9,149,079	$9	$5	$5	$1,179,863	$(8,127)	$(723,560)	$448,195	$—	$448,195
Offering costs	—	—	—	—	(37)	—	—	(37)	—	(37)
Purchase and retirement of common stock	(314,552)	—	—	—	(3,885)	—	—	(3,885)	—	(3,885)
Amortization of stock-based compensation	—	—	—	—	744	—	—	744	—	744
Net income	—	—	—	—	—	—	2,084	2,084	—	2,084
Distributions and accrual of cumulative preferred stock dividends	—	—	—	—	—	—	(4,855)	(4,855)	—	(4,855)
Amortization of terminated derivatives	—	—	—	—	—	456	—	456	—	456
Balance, March 31, 2022	8,834,527	$9	$5	$5	$1,176,685	$(7,671)	$(726,331)	$442,702	$—	$442,702
Offering costs	—	—	—	—	(33)	—	—	(33)	—	(33)
Purchase and retirement of common stock	(237,730)	—	—	—	(2,497)	—	—	(2,497)	—	(2,497)
Stock-based compensation	333,333	—	—	—	—	—	—	—	—	—
Amortization of stock-based compensation	—	—	—	—	991	—	—	991	—	991
Contributions from non-controlling interests	—	—	—	—	—	—	—	—	5,036	5,036
Net income	—	—	—	—	—	—	5,546	5,546	(24)	5,522
Distributions and accrual of cumulative preferred stock dividends	—	—	—	—	—	—	(4,856)	(4,856)	—	(4,856)
Amortization of terminated derivatives	—	—	—	—	—	461	—	461	—	461
Balance June 30, 2022	8,930,130	$9	$5	$5	$1,175,146	$(7,210)	$(725,641)	$442,314	$5,012	$447,326

The accompanying notes are an integral part of these statements

(Back to Index)

(Back to Index)

ACRES COMMERCIAL REALTY CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY – (Continued)

(in thousands, except share data)

(unaudited)

	Common Stock		Series C Preferred	Series D Preferred	Additional Paid-In	Accumulated Other Comprehensive	Retained Earnings (Distributions in Excess	Total Stockholders’	Non-Controlling	Total
	Shares	Amount	Stock	Stock	Capital	(Loss) Income	of Earnings)	Equity	Interest	Equity
Balance, December 31, 2020	10,162,289	$10	$5	$—	$1,085,941	$(9,978)	$(741,596)	$334,382	$—	$334,382
Purchase and retirement of common stock	(744,778)	(1)	—	—	(9,518)	—	—	(9,519)	—	(9,519)
Amortization of stock-based compensation	—	—	—	—	19	—	—	19	—	19
Net income	—	—	—	—	—	—	13,056	13,056	—	13,056
Distributions and accrual of cumulative preferred stock dividends	—	—	—	—	—	—	(2,588)	(2,588)	—	(2,588)
Amortization of terminated derivatives	—	—	—	—	—	456	—	456	—	456
Balance, March 31, 2021	9,417,511	$9	$5	$—	$1,076,442	$(9,522)	$(731,128)	$335,806	$—	$335,806
Proceeds from issuance of preferred stock	—	—	—	5	114,995	—	—	115,000	—	115,000
Offering costs	—	—	—	—	(4,235)	—	—	(4,235)	—	(4,235)
Purchase and retirement of common stock	(273,789)	—	—	—	(4,317)	—	—	(4,317)	—	(4,317)
Stock-based compensation	333,329	—	—	—	—	—	—	—	—	—
Amortization of stock-based compensation	—	—	—	—	171	—	—	171	—	171
Net income	—	—	—	—	—	—	13,639	13,639	—	13,639
Distributions and accrual of cumulative preferred stock dividends	—	—	—	—	—	—	(3,568)	(3,568)	—	(3,568)
Amortization of terminated derivatives	—	—	—	—	—	462	—	462	—	462
Balance, June 30, 2021	9,477,051	$9	$5	$5	$1,183,056	$(9,060)	$(721,057)	$452,958	$—	$452,958

The accompanying notes are an integral part of these statements

(Back to Index)

(Back to Index)

ACRES COMMERCIAL REALTY CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	For the Six Months Ended
	June 30,
	2022	2021
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$7,606	$26,695
Adjustments to reconcile net income from operations to net cash provided by operating activities:
Reversal of credit losses, net	(1,278)	(15,984)
Depreciation, amortization and accretion	5,364	8,890
Amortization of stock-based compensation	1,735	190
Net realized and unrealized gain on investment securities available-for-sale and loans and derivatives	—	(878)
Loss on extinguishment of debt	460	—
Changes in operating assets and liabilities	(170)	4,731
Net cash provided by operating activities	13,717	23,644
CASH FLOWS FROM INVESTING ACTIVITIES:
Origination and purchase of loans	(392,121)	(563,801)
Principal payments received on loans	216,368	453,794
Investments in real estate	(72,279)	—
Principal payments on investment securities available-for-sale	—	2,958
Principal payments received on loan - related party	125	125
Purchase of furniture and fixtures	(20)	(108)
Net cash used in investing activities	(247,927)	(107,032)
CASH FLOWS FROM FINANCING ACTIVITIES:
Repurchase of common stock	(6,382)	(13,836)
Proceeds from issuance of preferred stock (net of $70 and $4,235 of underwriting discounts and offering costs)	(70)	110,765
Proceeds from borrowings:
Securitizations	—	675,223
Senior secured financing facility	30,025	58,846
Warehouse financing facilities and repurchase agreements	298,882	334,432
Mortgage payable	18,710	—
Payments on borrowings:
Securitizations	(237,189)	(659,709)
Senior secured financing facility	(10,150)	(87,831)
Convertible senior notes	(39,839)	—
Warehouse financing facilities and repurchase agreements	(38,150)	(284,890)
Payment of debt issuance costs	(646)	(6,370)
Proceeds received from non-controlling interests	5,036	—
Distributions paid on preferred stock	(9,711)	(5,175)
Net cash provided by financing activities	10,516	121,455
NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS AND RESTRICTED CASH	(223,694)	38,067
CASH AND CASH EQUIVALENTS AND RESTRICTED CASH AT BEG. OF PERIOD	283,931	67,741
CASH AND CASH EQUIVALENTS AND RESTRICTED CASH AT END OF PERIOD	$60,237	$105,808

The accompanying notes are an integral part of these statements

(Back to Index)

(Back to Index)

ACRES COMMERCIAL REALTY CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2022

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

The coronavirus (“COVID-19”) pandemic continues to plague countries throughout the globe as virus variants have emerged. Many countries responded to the initial outbreak in late 2019 by instituting quarantines, restricting travel and limiting operations of non-essential offices and retail centers, which resulted in the closure or remote operation of non-essential businesses, increased rates of unemployment and market disruption in connection with the economic uncertainty. While the U.S. and most countries around the world have eased restrictions and financial markets have stabilized to some degree in connection with the development and distribution of vaccines and other effective COVID-19 treatments, the pandemic continues to cause uncertainty on the U.S. and global economies, generally, and the CRE business, specifically. Estimates and assumptions as of June 30, 2022, are inherently less certain than they would

(Back to Index)

(Back to Index)

ACRES COMMERCIAL REALTY CAPITAL CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

JUNE 30, 2022

(unaudited)

be absent the current and potential impacts of COVID-19, particularly the reinstatement of restrictions placed on businesses. The Company believes the estimates and assumptions underlying the consolidated financial statements are reasonable and supportable based on the information available at June 30, 2022. Actual results may ultimately differ from those estimates.

Cash and Cash Equivalents

Cash and cash equivalents include cash on hand and all highly liquid investments with original maturities of three months or less at the time of purchase. At June 30, 2022 and December 31, 2021, approximately $31.2 million and $33.3 million, respectively, of the reported cash balances exceeded the Federal Deposit Insurance Corporation and Securities Investor Protection Corporation deposit insurance limits of $250,000 per respective depository or brokerage institution. However, all of the Company’s cash deposits are held at multiple, established financial institutions, in multiple accounts associated with its parent and respective consolidated subsidiaries, to minimize credit risk exposure.

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

The following table provides a reconciliation of cash, cash equivalents and restricted cash on the consolidated balance sheets to the total amount shown on the consolidated statements of cash flows (in thousands):

	June 30,
	2022	2021
Cash and cash equivalents	$34,870	$90,805
Restricted cash	25,367	15,003
Total cash, cash equivalents and restricted cash shown on the Company’s consolidated statements of cash flows	$60,237	$105,808

Investment in Real Estate

The Company depreciates investments in real estate and amortizes related intangible assets over the estimated useful lives of the assets as follows:

Category	Term
Building	35 to 40 years
Building improvements	8 to 35 years
Site improvements	10 years
Tenant improvements	180 days to 3 years
FF&E	3 to 12 years
Right of use assets	7 to 94 years
Intangible assets	90 days to 18 years
Lease liabilities	7 to 94 years

Income Taxes

The Company recorded a full valuation allowance against its net deferred tax assets (tax effected expense of $21.6 million) at June 30, 2022, as the Company believes it is more likely than not that the deferred tax assets will not be realized. This assessment was based on the Company’s cumulative historical losses and uncertainties as to the amount of taxable income that would be generated in future years by the Company’s taxable REIT subsidiaries.

(Back to Index)

(Back to Index)

ACRES COMMERCIAL REALTY CAPITAL CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

JUNE 30, 2022

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

Consolidated VIEs (the Company is the primary beneficiary)

Based on management’s analysis, the Company was the primary beneficiary of five and seven VIEs at June 30, 2022 and December 31, 2021, respectively (collectively, the “Consolidated VIEs”).

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

(Back to Index)

(Back to Index)

ACRES COMMERCIAL REALTY CAPITAL CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

JUNE 30, 2022

(unaudited)

In April 2022, the Company contributed an initial investment of $13.0 million for a 72.1% interest in Charles Street-ACRES FSU Student Venture, LLC (the “FSU Student Venture”). The FSU Student Venture, a joint venture between the Company and two unrelated third parties, was formed for the purpose of developing a student housing project. The FSU Student Venture was determined to not be a VIE as there was sufficient equity at risk, it does not have disproportionate voting rights and its members all have the following characteristics: (1) the power to direct activities (2) the obligation to absorb losses and (3) the right to receive residual returns. However, the Company consolidated the FSU Student Venture due to its 72.1% interest that provided the Company with unilateral control over all major decisions of the joint venture. The portion of the joint venture that the Company does not own is presented as non-controlling interest at and for the periods presented in the Company’s consolidated financial statements.

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

Creditors of the Company’s Consolidated VIEs have no recourse to the general credit of the Company, nor to each other. During the six months ended June 30, 2022 and 2021, the Company did not provide any financial support to any of its VIEs nor does it have any requirement to do so, although it may choose to do so in the future to maximize future cash flows from such investments to the Company. There are no explicit arrangements that obligate the Company to provide financial support to any of its Consolidated VIEs.

The following table shows the classification and carrying values of assets and liabilities of the Company’s Consolidated VIEs at June 30, 2022 (in thousands):

	CRE Securitizations	Other	Total
ASSETS
Restricted cash	$24,571	$317	$24,888
Accrued interest receivable	4,893	—	4,893
CRE loans, pledged as collateral (1)	1,468,003	—	1,468,003
Other assets	61	56	117
Total assets (2)	$1,497,528	$373	$1,497,901

LIABILITIES
Accounts payable and other liabilities	$87	$—	$87
Accrued interest payable	1,415	—	1,415
Borrowings	1,231,957	—	1,231,957
Total liabilities	$1,233,459	$—	$1,233,459

(1)	Excludes allowance for credit losses.
(2)	Assets of each of the Consolidated VIEs may only be used to settle the obligations of each respective VIE.

Unconsolidated VIEs (the Company is not the primary beneficiary, but has a variable interest)

Based on management’s analysis, the Company is not the primary beneficiary of the VIEs discussed below since it does not have both (i) the power to direct the activities that most significantly impact the VIE’s economic performance and (ii) the obligation to absorb the losses of the VIE or the right to receive the benefits from the VIE, which could be significant to the VIE. Accordingly, the following VIEs are not consolidated in the Company’s financial statements at June 30, 2022. The Company continuously reassesses whether it is deemed to be the primary beneficiary of its unconsolidated VIEs. The Company’s maximum exposure to risk for each of these unconsolidated VIEs is set forth in the “Maximum Exposure to Loss” column in the table below.

(Back to Index)

(Back to Index)

ACRES COMMERCIAL REALTY CAPITAL CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

JUNE 30, 2022

(unaudited)

Unsecured Junior Subordinated Debentures

The Company has a 100% interest in the common shares of each of Resource Capital Trust I (“RCT I”) and RCC Trust II (“RCT II”), with a value of $1.5 million in the aggregate, or 3.0% of each trust, at June 30, 2022. RCT I and RCT II were formed for the purposes of providing debt financing to the Company. The Company completed a qualitative analysis to determine whether it is the primary beneficiary of each of the trusts and determined that it was not the primary beneficiary of either trust because it does not have the power to direct the activities most significant to the trusts, which include the collection of principal and interest through servicing rights. Accordingly, neither trust is consolidated into the Company’s consolidated financial statements.

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

The following table shows the classification, carrying value and maximum exposure to loss with respect to the Company’s unconsolidated VIEs at June 30, 2022 (in thousands):

	Unsecured Junior Subordinated Debentures	Maximum Exposure to Loss
ASSETS
Accrued interest receivable	$7	$—
Investments in unconsolidated entities	1,548	$1,548
Total assets	1,555

LIABILITIES
Accrued interest payable	229	N/A
Borrowings	51,548	N/A
Total liabilities	51,777
Net (liability) asset	$(50,222)

At June 30, 2022, there were no explicit arrangements or implicit variable interests that could require the Company to provide financial support to any of its unconsolidated VIEs.

NOTE 4 - SUPPLEMENTAL CASH FLOW INFORMATION

The following table summarizes the Company’s supplemental disclosure of cash flow information (in thousands):

	For the Six Months Ended
	June 30,
	2022	2021
Supplemental cash flows:
Interest expense paid in cash	$24,736	$20,132
Income taxes paid in cash	$180	$—
Non-cash operating activities include the following:
Receipt of right of use assets	$—	$(479)
Execution of operating leases	$—	$479
Non-cash financing activities include the following:
Distributions on preferred stock accrued but not paid	$3,262	$2,706

(Back to Index)

(Back to Index)

ACRES COMMERCIAL REALTY CAPITAL CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

JUNE 30, 2022

(unaudited)

NOTE 5 - LOANS

The following is a summary of the Company’s loans (dollars in thousands, except amounts in footnotes):

Description	Quantity	Principal	Unamortized (Discount) Premium, net (1)	Amortized Cost	Allowance for Credit Losses	Carrying Value	Contractual Interest Rates (2)	Maturity Dates (3)(4)
At June 30, 2022:
CRE loans held for investment:
Whole loans (5)(6)	88	$2,084,242	$(14,253)	$2,069,989	$(5,003)	$2,064,986	1M BR plus 2.75% to 1M BR plus 8.50%	July 2022 to July 2026
Mezzanine loan (5)	1	4,700	—	4,700	(227)	4,473	10.00%	June 2028
Total CRE loans held for investment		$2,088,942	$(14,253)	$2,074,689	$(5,230)	$2,069,459

At December 31, 2021:
CRE loans held for investment:
Whole loans (5)(6)	93	$1,891,795	$(13,944)	$1,877,851	$(8,550)	$1,869,301	1M BR plus 2.70% to 1M BR plus 8.50%	January 2022 to September 2025
Mezzanine loan (5)	1	4,700	—	4,700	(255)	4,445	10.00%	June 2028
Total CRE loans held for investment		$1,896,495	$(13,944)	$1,882,551	$(8,805)	$1,873,746

(1)

Amounts include unamortized loan origination fees of $14.1 million and $13.6 million and deferred amendment fees of $132,000 and $307,000 at June 30, 2022 and December 31, 2021, respectively. Additionally, the amounts include unamortized loan acquisition costs of $7,300 at December 31, 2021.

(2)

The Company’s whole loan portfolio of $2.1 billion and $1.9 billion had weighted-average one-month benchmark rate (“BR”) floors of 0.62% and 0.75% at June 30, 2022 and December 31, 2021, respectively. Benchmark rates comprise one-month London Interbank Offered Rate (“LIBOR”) or one-month Term Secured Overnight Financing Rate (“SOFR”). At June 30, 2022 and December 31, 2021, all but one of the Company’s floating-rate whole loans had one-month benchmark floors.

(3)	Maturity dates exclude contractual extension options, subject to the satisfaction of certain terms that may be available to the borrowers.
(4)	Maturity dates exclude three whole loans, with amortized costs of $43.8 million and $27.9 million, in maturity default at June 30, 2022 and December 31, 2021, respectively.
(5)	Substantially all loans are pledged as collateral under various borrowings at June 30, 2022 and December 31, 2021.
(6)

CRE whole loans had $167.9 million and $157.6 million in unfunded loan commitments at June 30, 2022 and December 31, 2021, respectively. These unfunded loan commitments are advanced as the borrowers formally request additional funding and meet certain benchmarks, as permitted under the loan agreement, and any necessary approvals have been obtained.

The following is a summary of the contractual maturities of the Company’s CRE loans held for investment, at amortized cost (in thousands, except amounts in the footnotes):

Description	2022	2023	2024 and Thereafter	Total
At June 30, 2022:
Whole loans (1)	$220,638	$229,483	$1,576,093	$2,026,214
Mezzanine loan	—	—	4,700	4,700
Total CRE loans (2)	$220,638	$229,483	$1,580,793	$2,030,914

Description	2022	2023	2024 and Thereafter	Total
At December 31, 2021:
Whole loans (1)	$377,024	$230,872	$1,242,013	$1,849,909
Mezzanine loan	—	—	4,700	4,700
Total CRE loans (2)	$377,024	$230,872	$1,246,713	$1,854,609
(Back to Index)

(Back to Index)

ACRES COMMERCIAL REALTY CAPITAL CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

JUNE 30, 2022

(unaudited)

(1)	Maturity dates exclude three whole loans with amortized costs of $43.8 million and $27.9 million, in maturity default at June 30, 2022 and December 31, 2021, respectively.
(2)

At June 30, 2022, the amortized costs of the floating-rate CRE whole loans, summarized by contractual maturity assuming full exercise of the extension options, were $17.5 million, $106.7 million and $1.9 billion in 2022, 2023 and 2024 and thereafter, respectively. At December 31, 2021, the amortized costs of the floating-rate CRE whole loans, summarized by contractual maturity assuming full exercise of the extension options, were $52.0 million, $127.6 million and $1.7 billion in 2022, 2023 and 2024 and thereafter, respectively.

At June 30, 2022, approximately 25.6%, 24.1% and 16.5% of the Company’s CRE loan portfolio was concentrated in the Southwest, Southeast and Mountain regions, respectively, based on carrying value, as defined by the National Council of Real Estate Investment Fiduciaries. At December 31, 2021, approximately 28.4%, 18.4% and 15.2% of the Company’s CRE loan portfolio was concentrated in the Southeast, Southwest and Mid-Atlantic regions, respectively, based on carrying value. At June 30, 2022 and December 31, 2021, no single loan or investment represented more than 10% of the Company’s total assets, and no single investor group generated over 10% of the Company’s revenue.

Principal Paydowns Receivable

Principal paydowns receivable represents loan principal payments that have been received by the Company’s servicers and trustees but have not been remitted to the Company. At June 30, 2022, the Company had no loan principal paydowns receivable. At December 31, 2021, the Company had $14.9 million of loan principal paydowns receivable, all of which was received in cash by the Company in January 2022.

NOTE 6 - FINANCING RECEIVABLES

The following table shows the activity in the allowance for credit losses for the six months ended June 30, 2022 and year ended December 31, 2021 (in thousands):

	Six Months Ended June 30, 2022	Year Ended December 31, 2021
	CRE Loans	CRE Loans
Allowance for credit losses:
Allowance for credit losses at beginning of period	$8,805	$34,310
Reversal of credit losses, net	(1,278)	(21,262)
Charge offs	(2,297)	(4,243)
Allowance for credit losses at end of period	$5,230	$8,805

During the three months ended June 30, 2022, the Company recorded a provision for expected credit losses of approximately $524,000 primarily attributable to the negative impact of macroeconomic factors focused on increases in inflation, energy costs and interest rates, partially offset by improvements in property-level cash flows. During the six months ended June 30, 2022, reversal of expected credit losses in the first quarter of 2022 outpaced the provision during the second quarter of 2022, resulting in a net reversal of $1.3 million in connection with resolutions of loans with specific reserves and continued improvements in property-level operations.

During the three and six months ended June 30, 2021, the Company recorded a reversal of expected credit losses of $10.3 million and $16.0 million, respectively, in connection with declines in expected unemployment and continued improvement in macroeconomic factors, loan paydowns and improved collateral operating performance.

At June 30, 2022, the Company individually evaluated one hotel loan in the Northeast region with a principal balance of $14.0 million, one retail loan in the Northeast region with a principal balance of $8.0 million and one office loan in the Southwest region with principal balance $21.8 million for which foreclosure was determined to be probable. Each loan had an as-is appraised value in excess of its principal and interest balances, and, as such, had no current expected credit losses (“CECL”) allowance at June 30, 2022. In July 2022, the Company received the deed-in-lieu of foreclosure on the hotel property.

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

JUNE 30, 2022

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
• Occupancy is stabilized, the property has had a history of consistently high occupancy, and the property has a diverse and high-quality tenant mix.

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

For the purpose of calculating the quarterly provision for credit losses under CECL, the Company pools CRE loans based on the underlying collateral property type and utilizes a probability of default and loss given default methodology for approximately one year after which it immediately reverts to a historical mean loss ratio. In order to calculate the historical mean loss ratio, the Company utilizes its full, 16-year underwriting history in the determination of historical losses, along with the market loss history from a selected population from an engaged third-party provider’s database that were similar to its loan types, loan sizes, durations, interest rate structure and general loan-to-collateral value (“LTV”) profiles.

(Back to Index)

(Back to Index)

ACRES COMMERCIAL REALTY CAPITAL CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

JUNE 30, 2022

(unaudited)

Credit risk profiles of CRE loans at amortized cost were as follows (in thousands, except amounts in the footnotes):

	Rating 1	Rating 2	Rating 3	Rating 4	Rating 5	Total (1)
At June 30, 2022:
Whole loans, floating-rate	$—	$1,757,379	$182,918	$115,692	$14,000	$2,069,989
Mezzanine loan	—	—	—	4,700	—	4,700
Total	$—	$1,757,379	$182,918	$120,392	$14,000	$2,074,689

At December 31, 2021:
Whole loans, floating-rate	$—	$1,456,330	$273,078	$123,762	$24,681	$1,877,851
Mezzanine loan	—	—	—	4,700	—	4,700
Total	$—	$1,456,330	$273,078	$128,462	$24,681	$1,882,551

(1)	The total amortized cost of CRE loans excluded accrued interest receivable of $7.1 million and $6.1 million at June 30, 2022 and December 31, 2021, respectively.

Credit risk profiles of CRE loans by origination year at amortized cost were as follows (in thousands, except amounts in the footnotes):

	2022	2021	2020	2019	2018	Prior	Total (1)
At June 30, 2022:
Whole loans, floating-rate: (2)
Rating 2	$365,066	$1,206,132	$120,232	$46,463	$19,486	$—	$1,757,379
Rating 3	—	47,882	25,357	47,565	44,616	17,498	182,918
Rating 4	—	—	—	51,234	64,458	—	115,692
Rating 5	—	—	—	14,000	—	—	14,000
Total whole loans, floating-rate	365,066	1,254,014	145,589	159,262	128,560	17,498	2,069,989
Mezzanine loan (rating 4)	—	—	—	—	4,700	—	4,700
Total	$365,066	$1,254,014	$145,589	$159,262	$133,260	$17,498	$2,074,689

	2021	2020	2019	2018	2017	Prior	Total (1)
At December 31, 2021:
Whole loans, floating-rate: (2)
Rating 2	$1,230,810	$150,513	$55,510	$19,497	$—	$—	$1,456,330
Rating 3	33,781	24,604	136,305	60,888	—	17,500	273,078
Rating 4	—	—	28,446	86,096	—	9,220	123,762
Rating 5	—	—	22,385	—	—	2,296	24,681
Total whole loans, floating-rate	1,264,591	175,117	242,646	166,481	—	29,016	1,877,851
Mezzanine loan (rating 4)	—	—	—	4,700	—	—	4,700
Total	$1,264,591	$175,117	$242,646	$171,181	$—	$29,016	$1,882,551

(1)	The total amortized cost of CRE loans excluded accrued interest receivable of $7.1 million and $6.1 million at June 30, 2022 and December 31, 2021, respectively.
(2)	Acquired CRE whole loans are grouped within each loan’s year of origination.

At June 30, 2022 and December 31, 2021, the Company had one mezzanine loan included in other assets that had no carrying value.

(Back to Index)

(Back to Index)

ACRES COMMERCIAL REALTY CAPITAL CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

JUNE 30, 2022

(unaudited)

Loan Portfolio Aging Analysis

The following table presents the CRE loan portfolio aging analysis as of the dates indicated for CRE loans at amortized cost (in thousands, except amounts in footnotes):

	30-59 Days	60-89 Days	Greater than 90 Days (1)	Total Past Due	Current (2)	Total Loans Receivable (3)	Total Loans > 90 Days and Accruing
At June 30, 2022:
Whole loans, floating-rate	$14,000	$—	$8,025	$22,025	$2,047,964	$2,069,989	$—
Mezzanine loan	—	—	—	—	4,700	4,700	—
Total	$14,000	$—	$8,025	$22,025	$2,052,664	$2,074,689	$—

At December 31, 2021:
Whole loans, floating-rate	$—	$—	$19,916	$19,916	$1,857,935	$1,877,851	$19,916
Mezzanine loan	—	—	—	—	4,700	4,700	—
Total	$—	$—	$19,916	$19,916	$1,862,635	$1,882,551	$19,916

(1)

During the three and six months ended June 30, 2022, the Company did not recognize interest income on one loan with a principal payment greater than 90 days past due at June 30, 2022. During the three and six months ended June 30, 2021, the Company recognized interest income of $572,000 and $1.2 million, respectively, on three loans with principal payments greater than 90 days past due at June 30, 2021.

(2)

Includes one whole loan, with an amortized costs of $21.8 million, in maturity default at June 30, 2022. Includes one whole loan, with an amortized cost of $8.0 million, in maturity default at December 31, 2021.

(3)	The total amortized cost of CRE loans excluded accrued interest receivable of $7.1 million and $6.1 million at June 30, 2022 and December 31, 2021, respectively.

At June 30, 2022 and December 31, 2021, the Company had three CRE loans in maturity default with total amortized costs of $43.8 million and $27.9 million, respectively.

During the six months ended June 30, 2022, two whole loans in maturity default at December 31, 2021 paid off principal of $17.6 million. The payoff on one loan was the result of a discounted payoff and resulted in a realized loss of $2.3 million for which a CECL allowance was established as of December 31, 2021.

At June 30, 2022, three whole loans that had maturity defaults, with a total amortized cost of $43.8 million, were past due on interest payments.

At December 31, 2021, three whole loans, including two loans that had maturity defaults, with a total amortized cost of $30.4 million were past due on interest payments.

Troubled Debt Restructurings

There were no TDRs for the six months ended June 30, 2022 and 2021.

During the six months ended June 30, 2022, the Company entered into six agreements that extended loans by a weighted average period of two months and, in certain cases, modified certain other loan terms. One formerly forborne borrower was in maturity default at June 30, 2022. No loan modifications during the six months ended June 30, 2022 resulted in TDRs.

NOTE 7 - INVESTMENTS IN REAL ESTATE AND OTHER ACQUIRED ASSETS AND ASSUMED LIABILITIES

During the six months ended June 30, 2022, the Company acquired two real estate properties through direct equity investments.

(Back to Index)

(Back to Index)

ACRES COMMERCIAL REALTY CAPITAL CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

JUNE 30, 2022

(unaudited)

The following table summarizes the acquisition date values of acquired assets and assumed liabilities during the six months ended June 30, 2022 (in thousands):

Investments in real estate, equity:
Assets acquired:
Land	$16,327
Building	65,488
Building and tenant improvements	577
Personal property	4,402
Investment in real estate	86,794
Right of use assets	19,664
Cash and other assets	2,117
Intangible assets	9,748
Total	118,323

Liabilities assumed:
Mortgage payable	(18,089)
Operating leases	(43,260)
Other liabilities	(311)
Subtotal	(61,660)
Fair value of net asset acquired	56,663

Non-controlling interest	(5,036)

Total fair value at acquisition of net assets acquired	$51,627

(Back to Index)

(Back to Index)

ACRES COMMERCIAL REALTY CAPITAL CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

JUNE 30, 2022

(unaudited)

The following table summarizes the book value of the Company’s investments in real estate and related intangible assets (in thousands, except amounts in the footnotes):

	June 30, 2022			December 31, 2021
	Cost Basis	Accumulated Depreciation & Amortization	Carrying Value	Cost Basis	Accumulated Depreciation & Amortization	Carrying Value
Assets acquired:
Investments in real estate, equity:
Investments in real estate (1)	$113,502	$(998)	$112,504	$27,065	$(191)	$26,874
Right of use assets (2)(3)	19,664	(68)	19,596	—	—	—
Intangible assets (4)	11,474	(2,091)	9,383	1,726	(806)	920
Subtotal	144,640	(3,157)	141,483	28,791	(997)	27,794

Investments in real estate from lending activities:
Investment in real estate (5)	34,302	(2,450)	31,852	34,124	(1,689)	32,435
Property held for sale (6)	17,657	—	17,657	17,846	—	17,846
Right of use assets (3)(7)	5,603	(138)	5,465	5,603	(95)	5,508
Intangible assets (8)	3,337	(550)	2,787	3,337	(380)	2,957
Subtotal	60,899	(3,138)	57,761	60,910	(2,164)	58,746
Total	205,539	(6,295)	199,244	89,701	(3,161)	86,540

Liabilities assumed:
Investments in real estate, equity:
Mortgage payable	(18,089)	(52)	(18,141)	—	—	—
Lease liabilities (3)	(43,260)	131	(43,129)	—	—	—
Other liabilities (9)	(247)	165	(82)	(247)	78	(169)
Subtotal	(61,596)	244	(61,352)	(247)	78	(169)

Investments in real estate from lending activities:
Lease liabilities (3)	(3,113)	76	(3,037)	(3,113)	53	(3,060)
Total	(64,709)	320	(64,389)	(3,360)	131	(3,229)

Total net assets(9)	$140,830		$134,855	$86,341		$83,311

(1)	Includes $38.7 million and $22.4 million of land, which is not depreciable, at June 30, 2022 and December 31, 2021, respectively.
(2)

Right of use assets include a right of use associated with an acquired ground lease of $42.7 million accounted for as an operating lease, an above-market lease intangible asset of $19.1 million and a customer list intangible of $491,000 at June 30, 2022. Amortization of the below-market and above-market lease intangible is booked to real estate expenses on the consolidated statements of operations.

(3)	Refer to Note 8 for additional information on the Company’s remaining operating leases.
(4)

Carrying value includes approximately $53,000 and $819,000 of an acquired in-place lease intangible asset and $50,000 and $101,000 of an acquired leasing commission intangible asset at June 30, 2022 and December 31, 2021, respectively.

(5)	Includes $134,000 and $129,000 of building renovation assets at carrying value at June 30, 2022 and December 31, 2021, respectively, made subsequent to the date of acquisition.
(6)	Includes a property acquired in October 2021 that is being marketed for sale.
(7)

Right of use assets include a right of use asset associated with an acquired ground lease of $3.0 million and $3.1 million accounted for as an operating lease and a below-market lease intangible asset of $2.4 million and $2.4 million at June 30, 2022 and December 31, 2021, respectively.

(8)

Carrying value includes franchise agreement intangible assets of $2.6 million and $2.6 million and a customer list intangible asset of $228,000 and $311,000 at June 30, 2022 and December 31, 2021, respectively.

(9)	Excludes items of working capital, either acquired or assumed.

(Back to Index)

(Back to Index)

ACRES COMMERCIAL REALTY CAPITAL CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

JUNE 30, 2022

(unaudited)

The right of use assets and lease liabilities comprises the following two acquired ground leases determined to be operating leases:

•

The first has an associated below-market lease intangible asset. The lease payments on the ground lease consist of air rights rent, retail rent and parking rent, the amounts of which are specifically determined in the executed lease agreement and subsequently increased based on the increase of the consumer price index over a specified number of periods. The Company recorded offsetting amortization and accretion on its ground lease right of use assets and lease liabilities of approximately $12,000 during the three months ended June 30, 2022 and 2021 and $23,000 during the six months ended June 30, 2022 and 2021, respectively.

•

The second has an associated above-market lease intangible liability. The Company recorded an amortization of $51,000 related to the right of use asset and amortization on its ground lease liability of $114,000 during the three and six months ended June 30, 2022.

During the three and six months ended June 30, 2022, the Company recorded amortization expense of approximately $437,000 and $1.4 million, respectively, on its intangible assets. During the three and six months ended June 30, 2021, the Company recorded amortization expense of $94,000 and $188,000, respectively, on its intangible assets. The Company expects to record amortization expense of $2.4 million, $2.0 million, $1.4 million, $1.3 million and $1.2 million during the 2022, 2023, 2024, 2025 and 2026 fiscal years, respectively, on its intangible assets.

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

•	Office equipment: payments are made on a fixed schedule.

The following table summarizes the Company’s operating leases (in thousands):

	June 30, 2022	December 31, 2021
Operating Leases:
Right of use assets	$419	$443
Lease liabilities	$(454)	$(477)

Weighted average remaining lease term:	6.1 years	6.6 years
Weighted average discount rate:	10.65%	10.65%

The following table summarizes the Company’s operating lease costs and cash payments for the periods presented (in thousands):

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2022	2021	2022	2021
Lease Cost:
Operating lease cost	$24	$25	$48	$25

Other Information:
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from operating leases	$24	$—	$47	$—

(Back to Index)

(Back to Index)

ACRES COMMERCIAL REALTY CAPITAL CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

JUNE 30, 2022

(unaudited)

The following table summarizes the Company’s operating leases cash flow obligations on an undiscounted, annual basis (in thousands):

Operating Leases
2022	$97
2023	99
2024	99
2025	102
2026	104
Thereafter	170
Subtotal	671
Less: impact of discount	(217)
Total	$454

NOTE 9 - INVESTMENTS IN UNCONSOLIDATED ENTITIES

The Company’s investments in unconsolidated entities at June 30, 2022 and December 31, 2021 comprised a 100% interest in the common shares of RCT I and RCT II with a value of $1.5 million in the aggregate, or 3.0% of each trust. The Company records its investments in RCT I’s and RCT II’s common shares as investments in unconsolidated entities using the cost method, recording dividend income when declared by RCT I and RCT II. During the three and six months ended June 30, 2022, the Company recorded dividends from its investments in RCT I’s and RCT II’s common shares, reported in other revenue on the consolidated statement of operations, of $19,000 and $35,000, respectively. During the three and six months ended June 30, 2021, the Company recorded dividends of $16,000 and $32,000, respectively.

(Back to Index)

(Back to Index)

ACRES COMMERCIAL REALTY CAPITAL CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

JUNE 30, 2022

(unaudited)

NOTE 10 - BORROWINGS

The Company historically has financed the acquisition of its investments, including investment securities and loans, through the use of secured and unsecured borrowings in the form of securitized notes, secured term warehouse financing facilities, a senior secured financing facility, a mortgage payable, senior unsecured notes, convertible senior notes and trust preferred securities issuances. Certain information with respect to the Company’s borrowings is summarized in the following table (dollars in thousands, except amounts in the footnotes):

	Principal Outstanding	Unamortized Issuance Costs and Discounts	Outstanding Borrowings	Weighted Average Borrowing Rate	Weighted Average Remaining Maturity	Value of Collateral
At June 30, 2022:
ACR 2021-FL1 Senior Notes	$675,223	$4,618	$670,605	3.01%	14.0 years	$802,643
ACR 2021-FL2 Senior Notes	567,000	5,648	561,352	3.32%	14.6 years	700,000
Senior secured financing facility	19,875	3,127	16,748	5.75%	5.1 years	176,545
CRE - term warehouse financing facilities (1)	331,810	3,408	328,402	3.62%	2.3 years	434,671
Mortgage payable	18,710	569	18,141	5.00%	2.8 years	25,400
4.50% Convertible Senior Notes	48,175	179	47,996	4.50%	46 days	—
5.75% Senior Unsecured Notes (2)	150,000	2,827	147,173	5.75%	4.1 years	—
Unsecured Junior Subordinated Debentures	51,548	—	51,548	5.09%	14.2 years	—
Total	$1,862,341	$20,376	$1,841,965	3.58%	10.7 years	$2,139,259

	Principal Outstanding	Unamortized Issuance Costs and Discounts	Outstanding Borrowings	Weighted Average Borrowing Rate	Weighted Average Remaining Maturity	Value of Collateral
At December 31, 2021:
XAN 2020-RSO8 Senior Notes	$142,375	$577	$141,798	2.18%	13.2 years	$229,263
XAN 2020-RSO9 Senior Notes	94,814	489	94,325	4.25%	15.3 years	144,361
ACR 2021-FL1 Senior Notes (3)	675,223	5,410	669,813	1.60%	14.5 years	802,643
ACR 2021-FL2 Senior Notes	567,000	6,437	560,563	1.90%	15.1 years	700,000
Senior secured financing facility	—	3,432	(3,432)	5.75%	6.2 years	170,791
CRE - term warehouse financing facilities (1)	71,078	4,307	66,771	2.27%	2.8 years	102,027
4.50% Convertible Senior Notes	88,014	1,583	86,431	4.50%	227 days	—
5.75% Senior Unsecured Notes (2)	150,000	3,393	146,607	5.75%	4.6 years	—
Unsecured junior subordinated debentures	51,548	—	51,548	4.12%	14.7 years	—
Total	$1,840,052	$25,628	$1,814,424	2.44%	12.7 years	$2,149,085

(1)	Principal outstanding includes accrued interest payable of $409,000 and $58,000 at June 30, 2022 and December 31, 2021, respectively.
(2)

Includes deferred debt issuance costs of $32,000 and $306,000 at June 30, 2022 and December 31, 2021, respectively, associated with the 12.00% senior unsecured notes due 2027 (“12.00% Senior Unsecured Notes”) that had no outstanding balance at June 30, 2022 and December 31, 2021, respectively.

(3)	Value of collateral excludes interest income of $730,000 and exit fees of $228,000 received as of December 31, 2021.

(Back to Index)

(Back to Index)

ACRES COMMERCIAL REALTY CAPITAL CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

JUNE 30, 2022

(unaudited)

Securitizations

The following table sets forth certain information with respect to the Company’s consolidated securitizations at June 30, 2022 (in thousands, except amount in footnotes):

	Closing Date	Maturity Date	Permitted Funded Companion Participation Acquisition Period End (1)	Reinvestment Period End (2)	Total Note Paydowns Received from Closing Date through June 30, 2022
ACR 2021-FL1	May 2021	June 2036	N/A	May 2023	$—
ACR 2021-FL2	December 2021	January 2037	N/A	December 2023	$—

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

The investments held by the Company’s securitizations collateralize the securitizations’ borrowings and, as a result, are not available to the Company, its creditors, or stockholders. All senior notes and preferred shares of the securitizations held by the Company at June 30, 2022 and December 31, 2021 were eliminated in consolidation.

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

During the six months ended June 30, 2022, the Company repurchased $39.8 million of its 4.50% Convertible Senior Notes, resulting in a charge to earnings of $574,000, comprising an extinguishment of debt charge of $460,000 in connection with the acceleration of the market discount and interest expense of $114,000 in connection with the acceleration of deferred debt issuance costs. During the year ended December 31, 2021, the Company repurchased $55.7 million of its 4.50% Convertible Senior Notes.

(Back to Index)

(Back to Index)

ACRES COMMERCIAL REALTY CAPITAL CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

JUNE 30, 2022

(unaudited)

The following table summarizes the 4.50% Convertible Senior Notes at June 30, 2022 (dollars in thousands, except the conversion rate, conversion price and amounts in the footnotes):

	Principal Outstanding	Borrowing Rate	Effective Rate (1)(2)	Conversion Rate (3)	Conversion Price	Maturity Date
4.50% Convertible Senior Notes	$48,175	4.50%	7.43%	27.7222	$36.06	August 15, 2022

(1)

Includes the amortization of the market discounts and deferred debt issuance costs, if any, for the 4.50% Convertible Senior Notes recorded in interest expense on the consolidated statements of operations.

(2)	During the three and six months ended June 30, 2022 and 2021, the effective interest rate for the 4.50% Convertible Senior Notes was 7.43%.
(3)

Represents the number of shares of common stock per $1,000 principal amount of the 4.50% Convertible Senior Notes’ principal outstanding, subject to adjustment as provided in the Third Supplemental Indenture (the “4.50% Convertible Senior Notes Indenture”).

The 4.50% Convertible Senior Notes are convertible at the option of the holder at any time up until one business day before the respective maturity date and may be settled in cash, the Company’s common stock or a combination of cash and the Company’s common stock, at the Company’s election. The closing price of the Company’s common stock was $8.19 on June 30, 2022, which did not exceed the conversion price of its 4.50% Convertible Senior Notes at June 30, 2022.

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

In January 2022, the Company entered into an amendment of the Note and Warrant Purchase Agreement that extended the time to July 2022 that the Company may elect to issue to Oaktree and MassMutual up to $75.0 million of principal of additional notes. The Company did not issue any additional notes under this agreement and it expired as of July 31, 2022.

(Back to Index)

(Back to Index)

ACRES COMMERCIAL REALTY CAPITAL CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

JUNE 30, 2022

(unaudited)

Senior Secured Financing Facility, Term Warehouse Financing Facilities and Mortgage Payable

Borrowings under the Company’s senior secured financing facility, term warehouse financing facilities and mortgage payable are guaranteed by the Company or one or more of its subsidiaries. The following table sets forth certain information with respect to the Company’s senior secured financing, term warehouse financing facilities and mortgage payable (dollars in thousands, except amounts in footnotes):

	June 30, 2022				December 31, 2021
	Outstanding Borrowings	Value of Collateral	Number of Positions as Collateral	Weighted Average Interest Rate	Outstanding Borrowings	Value of Collateral	Number of Positions as Collateral	Weighted Average Interest Rate
Senior Secured Financing Facility
Massachusetts Mutual Life Insurance Company (1)	$16,748	$176,545	7	5.75%	$(3,432)	$170,791	9	5.75%

CRE - Term Warehouse Financing Facilities(2)
JPMorgan Chase Bank, N.A.(3)	207,784	274,798	11	3.54%	18,875	37,167	3	2.85%
Morgan Stanley Mortgage Capital Holdings LLC(4)	120,618	159,873	9	3.75%	47,896	64,860	3	2.03%

Mortgage Payable
Readycap Commercial, LLC(5)	18,141	25,400	1	5.00%	—	—	—	—
Total	$363,291	$636,616			$63,339	$272,818

(1)	Includes $3.1 million and $3.4 million of deferred debt issuance costs at June 30, 2022 and December 31, 2021, respectively.
(2)	Outstanding borrowings include accrued interest payable.
(3)

Includes $1.5 million and $1.8 million of deferred debt issuance costs at June 30, 2022 and December 31, 2021, respectively, in addition to $142,000 and $356,000 of deferred debt issuance costs at June 30, 2022 and December 31, 2021, respectively, from other term warehouse financing facilities with no balance.

(4)	Includes $1.8 million and $2.2 million of deferred debt issuance costs at June 30, 2022 and December 31, 2021, respectively.
(5)	Includes $569,000 of deferred debt issuance costs at June 30, 2022.

The following table shows information about the amount at risk under the warehouse financing facilities and mortgage payable (dollars in thousands):

	Amount at Risk	Weighted Average Remaining Maturity	Weighted Average Interest Rate
At June 30, 2022:
Senior Secured Financing Facility (1)
Massachusetts Mutual Life Insurance Company	$157,214	5.1 years	5.75%
CRE - Term Warehouse Financing Facilities (1)
JPMorgan Chase Bank, N.A.	$66,315	2.3 years	3.54%
Morgan Stanley Mortgage Capital Holdings LLC	$38,020	2.4 years	3.75%
Mortgage Payable (2)
Readycap Commercial, LLC	$6,635	2.8 years	5.00%

(1)

Equal to the total of the estimated fair value of real estate owned property or loans sold and accrued interest receivable, minus the total of the warehouse financing agreement liabilities and accrued interest payable.

(2)	Equal to the total of the estimated fair value of real estate property investment financed, minus the total of the mortgage payable agreement liability and accrued interest payable.

The Company was in compliance with all financial covenants in each of the respective agreements at June 30, 2022 and December 31, 2021.

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

JUNE 30, 2022

(unaudited)

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

In July 2022, Holdings, the Borrower and the Lenders entered into the Fifth Amendment to the MassMutual Loan Agreement (the “Amendment”) to (i) extend the availability period from July 31, 2022 to August 31, 2022 and (ii) amend the interest rate on the outstanding principal amount of the borrowings, with respect to borrowings made in connection with eligible portfolio assets transferred to any borrower after the effective date of the Amendment to the rate per annum determined by the initial lender or otherwise 5.75% per annum.

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

Mortgage Payable

In April 2022, Chapel Drive West, LLC, a wholly owned subsidiary of the FSU Student Venture, entered into a Loan Agreement (the “Mortgage”) with Readycap Commercial, LLC (“Readycap”) to finance the acquisition of a student housing complex. The Mortgage is interest only and has a maximum principal balance of $20.4 million, of which, $18.7 million was advanced in the initial funding. The Mortgage charges interest of one-month SOFR plus a spread of 3.80% and matures in April 2025, subject to two one-year extension options.

The Mortgage contains events of default, subject to certain materiality thresholds and grace periods, customary for this type of financing arrangement. The remedies for such events of default are also customary for this type of transaction.

(Back to Index)

(Back to Index)

ACRES COMMERCIAL REALTY CAPITAL CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

JUNE 30, 2022

(unaudited)

Contractual maturity dates of the Company’s borrowings’ principal outstanding by category and year are presented in the table below (in thousands):

	Total	2022	2023	2024	2025	2026 and Thereafter
At June 30, 2022:
CRE securitizations	$1,242,223	$—	$—	$—	$—	$1,242,223
Senior secured financing facility	19,875	—	—	—	—	19,875
CRE - term warehouse financing facilities(1)	331,810	—	—	331,810	—	—
Mortgage payable	18,710	—	—	—	18,710	—
4.50% Convertible Senior Notes	48,175	48,175	—	—	—	—
5.75% Senior Unsecured Notes	150,000	—	—	—	—	150,000
Unsecured junior subordinated debentures	51,548	—	—	—	—	51,548
Total	$1,862,341	$48,175	$—	$331,810	$18,710	$1,463,646

(1)	Includes accrued interest payable in the balances of principal outstanding.
NOTE 11 - SHARE ISSUANCE AND REPURCHASE

In May 2021, and subsequently in June 2021, the Company issued a total of 4.6 million shares of 7.875% Series D Cumulative Redeemable Preferred Stock (“Series D Preferred Stock”) at a public offering price of $25.00 per share. The Company received net proceeds of $110.4 million after payment of $4.6 million of underwriting discounts and other offering expenses. Dividends are payable quarterly in arrears at the end of January, April, July and October. The Series D Preferred Stock has no maturity date and the Company is not required to redeem the Series D Preferred Stock at any time. On or after May 21, 2026, the Company may, at its option, redeem the Series D Preferred Stock, in whole or part, at any time and from time to time, for cash at $25.00 per share, plus accrued and unpaid dividends, if any, to the redemption date.

On October 4, 2021, the Company and the Manager entered into an Equity Distribution Agreement with JonesTrading Institutional Services LLC, as placement agent (“JonesTrading”), pursuant to which the Company may issue and sell from time to time up to 2.2 million shares of the Series D Preferred Stock. Sales of the Series D Preferred Stock may be made in transactions that are deemed to be “at the market” offerings, as defined in Rule 415 of the Securities Act of 1933, as amended, including without limitation, sales made directly on the New York Stock Exchange, on any other existing trading market for the shares or to or through a market maker. Subject to the terms of the Company’s notice, JonesTrading may also sell the shares by any other method permitted by law, including but not limited to in privately negotiated transactions. The Company will pay JonesTrading a commission up to 3.0% of the gross proceeds from the sales of the Series D Preferred Stock pursuant to the agreement. The terms and conditions of the agreement include various representations and warranties, conditions to closing, indemnification rights and obligations of the parties and termination provisions. During the six months ended June 30, 2022, the Company did not issue any Series D Preferred Stock through this agreement.

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

At June 30, 2022, the Company had 4.8 million shares of Series C Preferred Stock and 4.6 million shares of Series D Preferred Stock outstanding, with weighted average issuance prices, excluding offering costs, of $25.00.

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

JUNE 30, 2022

(unaudited)

through open market purchases, privately-negotiated transactions, block purchases or otherwise in accordance with applicable federal securities laws, including Rule 10b-18 and 10b5-1 of the Exchange Act.

During the six months ended June 30, 2022 and 2021, the Company repurchased $6.4 million and $13.8 million of its common stock, respectively, representing approximately 552,282 and 1,018,453 shares, respectively. At June 30, 2022, $10.0 million remains available under this repurchase plan.

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

On July 6, 2022, MassMutual exercised their warrants to purchase 74,666 shares.

NOTE 12 - SHARE-BASED COMPENSATION

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

The Company recognized restricted stock-based compensation expense of $991,000 and $1.7 million during the three and six months ended June 30, 2022, respectively, and $171,000 and $190,000 during the three and six months ended June 30, 2021, respectively.

The following table summarizes the Company’s restricted common stock transactions:

	Manager	Directors	Total Number of Shares	Weighted-Average Grant-Date Fair Value
Unvested shares at January 1, 2022	299,999	33,330	333,329	$17.39
Issued	299,999	33,334	333,333	11.85
Vested	(74,999)	(8,330)	(83,329)	17.39
Forfeited	—	—	—	—
Unvested shares at June 30, 2022	524,999	58,334	583,333	$14.22

The unvested restricted common stock shares are expected to vest during the following years:

Year	Shares
2023	166,658
2024	166,658
2025	166,671
2026	83,346
Total	583,333

The shares issued during the six months ended June 30, 2022 will vest in installments over a four-year period, pursuant to the terms of the respective award agreements.  At June 30, 2022, total unrecognized compensation costs relating to unvested restricted stock was $6.3 million based on the grant date fair value of shares granted. The cost is expected to be recognized over a weighted average period of 3.5 years.

(Back to Index)

(Back to Index)

ACRES COMMERCIAL REALTY CAPITAL CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

JUNE 30, 2022

(unaudited)

Under the Company’s Fourth Amended and Restated Management Agreement, as amended (“Management Agreement”), incentive compensation is paid quarterly. Up to 75% of the incentive compensation is paid in cash and at least 25% is paid in the form of an award of common stock, recorded in management fees on the consolidated statements of operations. No incentive compensation was paid to the Manager for the three and six months ended June 30, 2022 or 2021.

The Omnibus Plan and the Manager Plan are administered by the compensation committee of the Board (the “Compensation Committee”). In 2020, the Compensation Committee and the Board created parameters for equity awards, whereby they are no longer discretionary but are now based upon the Company’s achievement of performance parameters using book value of the common stock as the appropriate benchmark. See Note 16 for a description of awards made under the Manager Plan.

NOTE 13 - EARNINGS PER SHARE

The following table presents a reconciliation of basic and diluted earnings (losses) per common share for the periods presented (dollars in thousands, except per share amounts):

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2022	2021	2022	2021
Net income	$5,522	$13,639	$7,606	$26,695
Net income allocated to preferred shares	(4,856)	(3,568)	(9,711)	(6,156)
Net loss allocable to non-controlling interest, net of taxes	24	—	24	—
Net income (loss) allocable to common shares	$690	$10,071	$(2,081)	$20,539

Weighted average number of common shares outstanding:
Weighted average number of common shares outstanding - basic	8,421,800	9,245,279	8,525,481	9,485,593
Weighted average number of warrants outstanding (1)	466,661	466,661	466,661	466,661
Total weighted average number of common shares outstanding - basic	8,888,461	9,711,940	8,992,142	9,952,254
Effect of dilutive securities - unvested restricted stock	25,711	8,669	—	8,957
Weighted average number of common shares outstanding - diluted	8,914,172	9,720,609	8,992,142	9,961,211

Net income (loss) per common share - basic	$0.08	$1.04	$(0.23)	$2.06
Net income (loss) per common share - diluted	$0.08	$1.04	$(0.23)	$2.06

(1)	See Note 11 for further details regarding the warrants.

NOTE 14 - DISTRIBUTIONS

In order to qualify as a REIT, the Company must currently distribute at least 90% of its taxable income. In addition, the Company must distribute 100% of its taxable income in order to not be subject to corporate federal income taxes on retained income. The Company anticipates it will distribute substantially all of its taxable income to its stockholders. Because taxable income differs from cash flow from operations due to non-cash revenues or expenses (such as provisions for loan and lease losses and depreciation) and tax loss carryforwards, in certain circumstances the Company may generate operating cash flow in excess of its distributions or, alternatively, may be required to borrow funds to make sufficient distribution payments.

The Company’s 2022 distributions are, and will be, determined by the Board, which will also consider the composition of any distributions declared, including the option of paying a portion in cash and the balance in additional shares of common stock.

For the three months ended June 30, 2022, the Company declared and subsequently paid its Series C Preferred Stock and Series D Preferred Stock distributions of $0.54 per share and $0.49 per share, respectively. For the three months ended June 30, 2021, the Company declared and subsequently paid its Series C Preferred Stock and Series D Preferred Stock distributions of $0.54 and $0.38 per share, respectively.

The Company did not pay any common share distributions for the three months ended June 30, 2022 and 2021.

(Back to Index)

(Back to Index)

ACRES COMMERCIAL REALTY CAPITAL CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

JUNE 30, 2022

(unaudited)

The following tables present distributions declared (on a per share basis) for the six months ended June 30, 2022 and the year ended December 31, 2021:

	Series C Preferred Stock			Series D Preferred Stock
	Date Paid	Total Distributions Paid	Distributions Per Share	Date Paid	Total Distributions Paid	Distributions Per Share
	(in thousands)			(in thousands)
2022
June 30	August 1	$2,588	$0.5390625	August 1	$2,268	$0.4921875
March 31	May 2	$2,588	$0.5390625	May 2	$2,268	$0.4921875
2021
December 31	January 31, 2022	$2,588	$0.5390625	January 31, 2022	$2,268	$0.4921875
September 30	November 1	$2,588	$0.5390625	November 1	$2,264	$0.4921875
June 30	July 30	$2,588	$0.5390625	July 30	$1,736	$0.3773440
March 31	April 30	$2,588	$0.5390625	N/A	N/A	N/A

NOTE 15 - ACCUMULATED OTHER COMPREHENSIVE LOSS

The following table presents the changes in net unrealized loss on derivatives, the sole component of accumulated other comprehensive loss, for the six months ended June 30, 2022 (in thousands):

Accumulated Other Comprehensive Loss - Net Unrealized Loss on Derivatives
Balance at January 1, 2022	$(8,127)
Amounts reclassified from accumulated other comprehensive loss (1)	917
Balance at June 30, 2022	$(7,210)

(1)	Amounts reclassified from accumulated other comprehensive loss are reclassified to interest expense on the Company’s consolidated statements of operations.

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

Effective on July 31, 2020, the Company has a Management Agreement with the Manager pursuant to which the Manager provides the day-to-day management of the Company’s operations and receives management fees. For the three and six months ended June 30, 2022, the Manager earned base management fees of approximately $1.7 million and $3.4 million, respectively. For the three and six months ended June 30, 2021, the Manager earned base management fees of approximately $1.4 million and $2.7 million, respectively. No incentive compensation was earned for the three and six months ended June 30, 2022 and 2021. At June 30, 2022 and December 31, 2021, $558,000 and $561,000, respectively, of base management fees were payable by the Company to the Manager. There was no incentive compensation payable at June 30, 2022 and December 31, 2021.

(Back to Index)

(Back to Index)

ACRES COMMERCIAL REALTY CAPITAL CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

JUNE 30, 2022

(unaudited)

The Manager and its affiliates provide the Company with a Chief Financial Officer and a sufficient number of additional accounting, finance, tax and investor relations professionals. The Company reimburses the Manager’s expenses for (a) the wages, salaries and benefits of the Chief Financial Officer, and (b) a portion of the wages, salaries and benefits of accounting, finance, tax and investor relations professionals, in proportion to such personnel’s percentage of time allocated to the Company’s operations. The Company reimburses out-of-pocket expenses and certain other costs incurred by the Manager that related directly to the Company’s operations. For the three and six months ended June 30, 2022, the Company reimbursed the Manager $1.0 million and $3.0 million, respectively, for all such compensation and costs. For the three and six months ended June 30, 2021, the Company reimbursed the Manager $1.4 million and $2.6 million, respectively, for all such compensation and costs. At June 30, 2022 and December 31, 2021, the Company had payables to the Manager pursuant to the Management Agreement totaling approximately $362,000 and $1.2 million, respectively, related to such compensation and costs. The Company’s base management fee payable and expense reimbursements payable were recorded in management fee payable - related party and accounts payable and other liabilities on the consolidated balance sheet, respectively.

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

During the three and six months ended June 30, 2022, the Company recorded interest income of $87,000 and $174,000, respectively, on the ACRES Loan in other income (expense) on the consolidated statements of operations. During three and six months ended June 30, 2021, the Company recorded interest income of $89,000 and $178,000, respectively, on the ACRES Loan. At June 30, 2022, the ACRES Loan had a principal balance and accrued interest receivable of $11.5 million and $29,000, respectively, recorded in loan receivable - related party and accrued interest receivable, respectively, on the consolidated balance sheet. At December 31, 2021, the ACRES Loan had a principal balance of $11.6 million, recorded in loan receivable - related party on the consolidated balance sheet, and no accrued interest receivable.

During the six months ended June 30, 2022, the Company originated one CRE whole loan with a par value of $38.6 million that was refinanced from a loan originated by affiliates of the Manager. The Company did not originate any loans that were refinanced from loans originated by affiliates of the Manager during the year ended December 31, 2021. During the six months ended June 30, 2022, the Company acquired 100% equity in one property for $38.6 million, that previously served as collateral for a loan held by an affiliate of the Manager prior to the acquisition. During the year ended December 31, 2021, the Company acquired 100% equity in one property for $14.2 million, that previously served as collateral for a loan held by an affiliate of the Manager prior to the acquisition.

At June 30, 2022, the Company retained equity in two securitization entities that were structured for the Company by the Manager. Under the Management Agreement, the Manager was not separately compensated by the Company for executing these transactions and was not separately compensated for managing the securitization entities and their assets.

Relationship with ACRES Capital Servicing LLC. Under the MassMutual Loan Agreement, ACRES Capital Servicing LLC (“ACRES Capital Servicing”), an affiliate of ACRES Capital Corp. and the Manager, serves as the portfolio servicer. Additionally, ACRES Capital Servicing served as the special servicer of Exantas Capital Corp. 2019-RSO7, Ltd. (“XAN 2019-RSO7”), XAN 2020-RSO8 and XAN 2020-RSO9 and serves as special servicer of ACRES Commercial Realty 2021-FL1 Issuer, Ltd. (“ACR 2021-FL1”) and ACRES Commercial Realty 2021-FL2 Issuer, Ltd. (“ACR 2021-FL2”). During the three and six months ended June 30, 2022, ACRES Capital Servicing received no portfolio servicing fees and $23,000 in special servicing fees recorded as a reduction to interest income in the consolidated statement of operations. During three and six months ended June 30, 2021, ACRES Capital Servicing received no portfolio servicing fees and $14,000 in special servicing fees.

Relationship with ACRES Collateral Manager, LLC. ACRES Collateral Manager, LLC, an affiliate of ACRES Capital Corp. and the Manager, serves as the collateral manager of ACR 2021-FL1 and ACR 2021-FL2, a role for which it waived its fee.

(Back to Index)

(Back to Index)

ACRES COMMERCIAL REALTY CAPITAL CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

JUNE 30, 2022

(unaudited)

Relationship with ACRES Development Management, LLC. ACRES Development Management, LLC (“DevCo”) is a wholly owned subsidiary of ACRES Capital Corp., the parent of the Manager. DevCo acts in various capacities as a co-developer or owner’s representative for direct equity investments within the Company’s portfolio. In November 2021, December 2021 and April 2022, the joint venture entities of the three CRE equity investments acquired through direct investment entered into development agreements with DevCo (the “Development Agreements”). Pursuant to the Development Agreements, DevCo agreed to manage the development of the projects associated with each equity investment in accordance with a development standard in exchange for fees equal to between 1.25% and 1.5% of all project costs. During the three and six months ended June 30, 2022, $16,000 in fees were incurred and paid to DevCo for services rendered under the Development Agreements.

Relationship with ACRES Share Holdings, LLC. In June 2021, the Company’s Manager Plan was approved by its shareholders, which authorized up to 1,100,000 shares of common stock for issuance to the Manager (less shares of common stock issued or subject to awards under the Omnibus Plan). ACRES Share Holdings, LLC, an affiliate of ACRES Capital Corp. and the Manager, was granted 299,999 shares during the six months ended June 30, 2022 that will vest 25% each year on the anniversary of the issuance date over four years. During the year ended December 31, 2021, the Company issued 299,999 restricted shares to ACRES Share Holdings, LLC under the Manager Plan that will vest 25% each year on the anniversary of the issuance date over four years. See Note 12 for additional details.

NOTE 17 - FAIR VALUE OF FINANCIAL INSTRUMENTS

The Company had no financial instruments carried at fair value on a recurring basis at June 30, 2022 and December 31, 2021.

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

The fair values of the Company’s loans held for investment are measured by discounting the expected future cash flows using the current interest rates at which similar loans would be made to borrowers with similar credit ratings and for the same remaining maturities. Par values of loans with variable interest rates are expected to approximate fair value unless evidence of credit deterioration exists, in which case the fair value approximates the par value less the loan’s allowance estimated through individual evaluation. Fair values of loans with fixed rates are calculated using the net present values of future cash flows, discounted at market rates. The Company’s floating-rate CRE loans had interest rates from 4.02% to 9.62% and 3.01% to 9.00% at June 30, 2022 and December 31, 2021, respectively.

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

Warehouse financing facilities and the mortgage payable are both variable-rate debt instruments indexed to either LIBOR or Term SOFR and reset periodically. As a result, their carrying value approximates their fair value, excluding deferred debt issuance costs.

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

JUNE 30, 2022

(unaudited)

The fair values of the Company’s remaining financial and non-financial assets that are not reported at fair value on the consolidated balance sheets are reported in the following table (in thousands):

		Fair Value Measurements
	Carrying Value	Fair Value	Quoted Prices in Active Markets for Identical Assets of Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
At June 30, 2022:
Assets:
CRE whole loans	$2,064,986	$2,084,242	$—	$—	$2,084,242
CRE mezzanine loan	$4,473	$4,700	$—	$—	$4,700
Loan receivable - related party	$11,450	$9,876	$—	$—	$9,876
Liabilities:					.
Senior notes in CRE securitizations	$1,231,957	$1,190,771	$—	$—	$1,190,771
Senior secured financing facility	$16,748	$19,875	$—	$—	$19,875
Warehouse financing facilities	$328,402	$331,810	$—	$—	$331,810
Mortgage payable	$18,141	$18,710	$—	$—	$18,710
4.50% Convertible Senior Notes	$47,996	$48,108	$—	$—	$48,108
5.75% Senior Unsecured Notes (1)	$147,173	$140,190	$—	$—	$140,190
Junior subordinated notes	$51,548	$35,702	$—	$—	$35,702
At December 31, 2021:
Assets:
CRE whole loans	$1,869,301	$1,889,499	$—	$—	$1,889,499
CRE mezzanine loan	$4,445	$4,700	$—	$—	$4,700
Loan receivable - related party	$11,575	$10,407	$—	$—	$10,407
Liabilities:
Senior notes in CRE securitizations	$1,466,499	$1,473,893	$—	$—	$1,473,893
Warehouse financing facility	$66,771	$68,905	$—	$—	$68,905
4.50% Convertible Senior Notes	$86,431	$87,873	$—	$—	$87,873
5.75% Senior Unsecured Notes (1)	$146,607	$148,125	$—	$—	$148,125
Junior subordinated notes	$51,548	$41,424	$—	$—	$41,424

(1)

Carrying value at June 30, 2022 and December 31, 2021 includes deferred debt issuance costs of $32,000 and $307,000, respectively, associated with the 12.00% Senior Unsecured Notes, that had no outstanding balance at both June 30, 2022 and December 31, 2021.

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

The Company historically classified its interest rate swap contracts as cash flow hedges, which are hedges that eliminate the risk of changes in the cash flows of a financial asset or liability.

(Back to Index)

(Back to Index)

ACRES COMMERCIAL REALTY CAPITAL CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

JUNE 30, 2022

(unaudited)

The Company terminated all of its interest rate swap positions associated with its prior financed CMBS portfolio in April 2020. At termination, the Company realized a loss of $11.8 million. At June 30, 2022 and December 31, 2021, the Company had a loss of $7.5 million and $8.5 million, respectively, recorded in accumulated other comprehensive loss, which will be amortized into earnings over the remaining life of the debt. During the three and six months ended June 30, 2022, the Company recorded amortization expense of $484,000 and $963,000, respectively, reported in interest expense on the consolidated statements of operations. During the three and six months ended June 30, 2021, the Company recorded amortization expense of $484,000 and $963,000, respectively, reported in interest expense on the consolidated statements of operations.

At June 30, 2022 and December 31, 2021, the Company had an unrealized gain of $302,000 and $347,000, respectively, attributable to two terminated interest rate swaps, in accumulated other comprehensive loss on the consolidated balance sheets, to be accreted into earnings over the remaining life of the debt. For each of the three months ended June 30, 2022 and 2021, the Company recorded accretion income, reported in interest expense on the consolidated statements of operations, of $23,000 to accrete the accumulated other comprehensive income on the terminated swap agreements. For each of the six months ended June 30, 2022 and 2021, the Company recorded accretion income, reported in interest expense on the consolidated statements of operations, of $45,000 to accrete the accumulated other comprehensive income on the terminated swap agreements.

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

The following tables present the effect of the derivative instruments on the consolidated statements of operations for the six months ended June 30, 2022 and 2021 (in thousands):

	Derivatives
Six Months Ended June 30, 2022	Consolidated Statements of Operations Location	Realized and Unrealized Gain (Loss) (1)
Interest rate swap contracts, hedging	Interest expense	$(917)

	Derivatives
Six Months Ended June 30, 2021	Consolidated Statements of Operations Location	Realized and Unrealized Gain (Loss) (1)
Interest rate swap contracts, hedging	Interest expense	$(918)

(1)	Negative values indicate a decrease to the associated consolidated statement of operations line items.

(Back to Index)

(Back to Index)

ACRES COMMERCIAL REALTY CAPITAL CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

JUNE 30, 2022

(unaudited)

NOTE 19 - OFFSETTING OF FINANCIAL LIABILITIES

The following table presents a summary of the Company’s offsetting of financial liabilities (in thousands, except amounts in footnotes):

				(iv) Gross Amounts Not Offset on the Consolidated Balance Sheets
	(i) Gross Amounts of Recognized Liabilities	(ii) Gross Amounts Offset on the Consolidated Balance Sheets	(iii) = (i) - (ii) Net Amounts of Liabilities Included on the Consolidated Balance Sheets	Financial Instruments (1)	Cash Collateral Pledged	(v) = (iii) - (iv) Net Amount
At June 30, 2022:
Warehouse financing facilities (2)	$328,402	$—	$328,402	$328,402	$—	$—
At December 31, 2021:
Warehouse financing facilities (2)	$66,771	$—	$66,771	$66,771	$—	$—

(1)	Amounts represent financial instruments pledged that are available to be offset against liability balances associated with term warehouse financing facilities and repurchase agreements.
(2)

The combined fair values of loans pledged against the Company’s various term warehouse financing facilities and repurchase agreements was $434.7 million and $102.0 million at June 30, 2022 and December 31, 2021, respectively.

All balances associated with warehouse financing facilities are presented on a gross basis on the Company’s consolidated balance sheets.

Certain of the Company’s warehouse financing facilities are governed by underlying agreements that generally provide for a right of offset in the event of default or in the event of a bankruptcy of either party to the transaction.

NOTE 20 - COMMITMENTS AND CONTINGENCIES

The Company may become involved in litigation on various matters due to the nature of the Company’s business activities. The resolution of these matters may result in adverse judgments, fines, penalties, injunctions and other relief against the Company as well as monetary payments or other agreements and obligations. In addition, the Company may enter into settlements on certain matters in order to avoid the additional costs of engaging in litigation. Except as discussed below, the Company is unaware of any contingencies arising from such litigation that would require accrual or disclosure in the consolidated financial statements at June 30, 2022.

The Company’s subsidiary, Primary Capital Mortgage, LLC (“PCM”), is subject to potential litigation related to claims for repurchases or indemnifications on loans that PCM has sold to third parties. At June 30, 2022 and December 31, 2021, no such litigation demand was outstanding. Reserves for such litigation demands are included in the reserve for mortgage repurchases and indemnifications that totaled $1.2 million and $1.3 million at June 30, 2022 and December 31, 2021, respectively. The reserves for mortgage repurchases and indemnifications are included in accounts payable and other liabilities on the consolidated balance sheets.

The Company did not have any pending litigation matters or general litigation reserve at June 30, 2022 or December 31, 2021.

(Back to Index)

(Back to Index)

ACRES COMMERCIAL REALTY CAPITAL CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

JUNE 30, 2022

(unaudited)

Impact of COVID-19

As discussed in Note 2, the COVID-19 pandemic continues to plague countries throughout the globe as virus variants have emerged. While the U.S. and certain countries around the world have eased restrictions and financial markets and unemployment rates have stabilized to some degree, due in large part to the discovery and distribution of vaccines and other treatments, the pandemic continues to cause uncertainty on the U.S. and global economies, generally, and the CRE business in particular. The reinstatement of nationwide restrictions placed on businesses in response to COVID-19 may cause significant cash flow disruptions across the economy that may impact the Company’s borrowers and their ability to stay current with their debt obligations in the near term. Due to the fluidity of this situation, along with other world events, any prediction as to the ultimate adverse impact of the pandemic on economic and market conditions remains difficult to assess. The Company had no contingent liabilities recorded in connection with the COVID-19 pandemic at June 30, 2022 or December 31, 2021. However, the impact of the COVID-19 pandemic has had and may continue to have a long-term and material impact on its results of operations, financial condition and cash flows through the fiscal year 2022.

Other Contingencies

PCM is subject to additional claims for repurchases or indemnifications on loans that PCM has sold to investors. At June 30, 2022 and December 31, 2021, outstanding demands for indemnification, repurchase or make whole payments totaled $3.3 million. The Company’s estimated exposure for such outstanding claims, as well as unasserted claims, is included in its reserve for mortgage repurchases and indemnifications.

Unfunded Commitments

Unfunded commitments on the Company’s originated CRE loans generally fall into two categories: (1) pre-approved capital improvement projects and (2) new or additional construction costs subject, in each case, to the borrower meeting specified criteria. Upon completion of the improvements or construction, the Company would receive additional interest income on the advanced amount. Whole loans had $167.9 million and $157.6 million in unfunded loan commitments at June 30, 2022 and December 31, 2021, respectively.

NOTE 21 - SUBSEQUENT EVENTS

The Company has evaluated subsequent events through the filing of this report and determined that there have not been any events, other than those described in Notes 6, 10 and 11, that have occurred that would require adjustments to or disclosures in the consolidated financial statements.

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

In December 2019, a novel strain of coronavirus (“COVID-19”) was identified. The resulting spread of COVID-19 throughout the globe led the World Health Organization to designate COVID-19 as a pandemic and numerous countries, including the U.S, to declare national emergencies. Many countries responded to the initial and ensuing outbreaks of COVID-19 by instituting quarantines and restrictions on travel and limiting operations of non-essential offices and retail centers, which resulted in the closure or remote operation of non-essential businesses, increased rates of unemployment and market disruption in connection with the economic uncertainty. The aforementioned quarantines and travel restrictions contributed significantly to economic disruptions across the country that directly impacted our borrowers and their ability to pay and to stay current with their debt obligations in 2020 and 2021, causing significant increases in our provisions for credit losses. During the height of the pandemic, we used a variety of legal and structural options to manage credit risk effectively, including through forbearance and extension provisions or other agreements.

Currently, due in large part to the development and distribution of vaccines and other treatments, the U.S. and other countries around the world have eased or removed restrictions entirely, financial markets are more liquid, collateral performance has improved and unemployment rates have stabilized to some degree; as such, as of June 30, 2022, we have substantially reversed provisions for credit losses related to macroeconomic factors impacted by COVID-19.

We continue to actively and responsibly manage corporate liquidity and operations in light of changing macroeconomic circumstances, and our Manager continuously monitors for new capital opportunities and executes on agreements that are expected to enhance our returns. However, it is inherently difficult to accurately assess the continuing impact of the COVID-19 pandemic or any other domestic or global events on our revenues, profitability and financial position. In response, we are focused on maintaining sufficient liquidity while still growing our loan origination business. We continuously monitor the effects of domestic and global events, including but not limited to the current and expected impact of inflation, labor shortages, supply chain matters and rising interest rates, on our operations and financial position to ensure that we remain responsive and adaptable to the dynamic changes in our operating environment. For additional discussion with respect to the potential impact of COVID-19 on our liquidity and capital resources, see “Liquidity and Capital Resources.”

(Back to Index)

(Back to Index)

We target originating transitional floating-rate CRE loans between $10.0 million and $100.0 million. During the three and six months ended June 30, 2022, we originated nine and 12 floating-rate CRE whole loans, respectively, with total commitments of $311.7 million and $411.6 million, respectively. We anticipate that our CRE loan originations, CRE debt securitizations and other CRE-related investments for the year ended December 31, 2022 will be between $600.0 million and $800.0 million.

Our CRE loan portfolio, which had $2.1 billion and $1.9 billion carrying values at June 30, 2022 and December 31, 2021, respectively, comprised:

•

First mortgage loans, which we refer to as whole loans. These loans are typically secured by first liens on CRE property, including the following property types: multifamily, office, hotel, self-storage, retail, student housing, manufactured housing, industrial, healthcare and mixed-use. At June 30, 2022 and December 31, 2021, our whole loans had a carrying value of $2.1 billion and $1.9 billion, respectively, or 99.8%, of the CRE loan portfolio.

•

Mezzanine debt is senior to the borrower’s equity but is subordinated to other third-party debt. These loans are subordinated CRE loans, usually secured by a pledge of the borrower’s equity ownership in the entity that owns the property or by a second lien mortgage on the property.  At June 30, 2022 and December 31, 2021, our mezzanine loan had a carrying value of $4.5 million and $4.4 million, respectively, or 0.2% of the CRE loan portfolio.

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

At June 30, 2022, our $2.1 billion floating-rate CRE loan portfolio, at par, which includes one whole loan without a benchmark floor, had a weighted average benchmark floor of 0.62%. At December 31, 2021, our par-value $1.9 billion floating-rate CRE loan portfolio, which included one loan without a benchmark floor, had a weighted average benchmark floor of 0.75%. The decrease in the weighted average benchmark floor was a result of older CRE floating-rate loans with higher floors paying off and being replaced with newer loans with lower floors. With the trend of rising benchmark rates in 2022 (both LIBOR and SOFR), we have seen the coupons on all of our floating-rate assets and debt rise accordingly. Because we have equity invested in each floating-rate loan, and because in most instances the benchmark rates are above our loan floors, a rise in interest rates will result in an increase in our net interest income. See “Interest Rate Risk” in “Item 3: Quantitative and Qualitative Disclosures About Market Risk.”

Our portfolio comprised loans with a diverse array of collateral types. We increased our multifamily portfolio allocation to 77.5% at June 30, 2022 up from 69.7% at December 31, 2021. The following charts show our portfolio allocation by property type at June 30, 2022 and December 31, 2021:

At June 30, 2022

Retail
0.7%
Self-storage
2.8%
Hotel
5.8%
Office
13.2%
Multifamily
77.5%

At December 31, 2021

Self-storage 3.0%
Retail 2.6%
Manufactured housing 0.8%
Hotel 9.5%
Office 14.4%
Multifamily 69.7%

(Back to Index)

(Back to Index)

All but three of our loans were current on contractual payments at June 30, 2022. Each of these three loans had recent appraisals in excess of their par balances and, as such, did not require individual CECL reserves. Additionally, we have executed extensions on four loans at a weighted average extension of two months in exchange for $158,000 of fees during the six months ended June 30, 2022.

Our CRE mezzanine loan earns interest at a fixed rate.

From time to time, we may acquire real estate property through direct equity investments or as a result of our lending activities. At June 30, 2022, the total carrying value of our net real estate-related assets and liabilities was $134.9 million on six properties owned. The existence of net capital loss carryforwards available until December 31, 2025, allows for potential future capital gains on these investments to be shielded from income taxes.

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

Our asset-specific borrowings comprised term warehouse financing facilities, CRE debt securitizations, our senior secured financing facility and mortgage payable. We executed the optional redemptions on Exantas Capital Corp. 2020-RSO9, Ltd. (“XAN 2020-RSO9”) and Exantas Capital Corp. 2020-RSO8, Ltd. (“XAN 2020-RSO8”) in February 2022 and March 2022, respectively.

At June 30, 2022 and December 31, 2021, we had outstanding balances on our CRE loan term warehouse financing facilities of $328.4 million and $66.8 million, respectively, or 17.8% and 3.7%, respectively, of total outstanding borrowings. At June 30, 2022 and December 31, 2021, we had outstanding balances of $1.2 billion and $1.5 billion, respectively, on CRE debt securitizations, or 66.9% and 80.8%, respectively, of total outstanding borrowings. At June 30, 2022, we had outstanding borrowings on our senior secured financing facility of $16.7 million, or 0.9% of total outstanding borrowings. At December 31, 2021, we had no outstanding borrowings on our senior secured financing facility. At June 30, 2022, we had outstanding borrowings on our mortgage payable of $18.1 million, or 1.0% of total outstanding borrowings.

In February 2022, we repurchased approximately $39.8 million par value of our 4.50% convertible senior notes due 2022 (“4.50% Convertible Senior Notes”). In conjunction with the repurchase, we accelerated approximately $460,000 of the convertible note discount, which was recorded as an extinguishment of debt cost, and $114,000 of deferred debt issuance costs, which were recorded in interest expense. We anticipate redeeming the outstanding balance of the 4.50% Convertible Notes, which was $48.2 million at June 30, 2022, with available cash upon maturity on August 15, 2022.

In January 2020, we adopted updated accounting guidance that replaced the incurred loss approach with the current expected credit losses (“CECL”) model for the determination of our allowance for loan losses. We reevaluate our CECL allowance quarterly, incorporating our current expectations of macroeconomic factors considered in the determination of our CECL reserves. At June 30, 2022, the CECL allowance on our CRE loan portfolio was $5.2 million, or 0.25% of our $2.1 billion loan portfolio. At December 31, 2021, the CECL allowance on our CRE loan portfolio was $8.8 million, or 0.46% of our $1.9 billion of our loan portfolio. During the three months ended June 30, 2022, we recorded a provision for credit losses that reflected current macroeconomic expectations related to rising inflation, interest rates and expected unemployment. For the year ended December 31, 2021, we recorded net reversals of credit losses, which reflected improvements in macroeconomic conditions, improved collateral operating performance and improvements in or resolutions of individually-evaluated loans.

Additionally, the steady decline in our CECL reserves from our highest reserve balance in June 30, 2020 of $61.1 million, or 3.44% of the par balance of our CRE loan portfolio, to our current reserve balance at June 30, 2022 of $5.2 million, or 0.25% of the par balance of our CRE loan portfolio, has been due to the following: the successful resolution of our individually evaluated loans with specific reserves, the overall newer vintage of our CRE loan portfolio (with 20.7% of the portfolio, at June 30, 2022, being originated prior to the fourth quarter of 2020) as well as the increasing percentage allocation of our CRE loan portfolio to multifamily loans over time. Multifamily loans have historically had the lowest credit losses of any asset class for us and as a sample population in the third-party model that we use to support our CECL reserves. Our percentage allocation of our CRE loan portfolio to multifamily has grown from 58.4% at June 30, 2020 to 77.5% at June 30, 2022.

During the three months ended June 30, 2022, we recorded no charge-offs. During the six months ended June 30, 2022, we recorded $2.3 million in charge-offs, primarily attributable to the discounted payoff of one loan that resulted in a realized loss of $2.3 million for which a CECL allowance was established at December 31, 2021.

We historically used derivative financial instruments, including interest rate swaps, to hedge a portion of the interest rate risk associated with our borrowings. In April 2020 we terminated all interest rate hedges in conjunction with the disposition of our financed commercial mortgage-backed securities (“CMBS”) portfolio. At June 30, 2022 and December 31, 2021, we had unrealized losses in connection with the terminated hedges of $7.5 million and $8.5 million, respectively, which will be amortized into interest expense over the remaining life of the debt. We recognized amortization expense on these terminated contracts of $484,000 and $963,000, respectively, during the three and six months ended June 30, 2022.

(Back to Index)

(Back to Index)

Common stock book value was $24.48 per share at June 30, 2022, a $0.61 per share increase from December 31, 2021, primarily resulting from the accretive benefit of our board of directors, or our Board, approved common stock repurchase program, offset by net losses from operations incurred during the quarter.

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

While there is no consensus on what rate or rates may become accepted alternatives to LIBOR, the U.S. Federal Reserve, in conjunction with the Alternative Reference Rates Committee, a steering committee comprising large U.S. financial institutions, has identified SOFR, a new index calculated by short-term repurchase agreements backed by U.S. Treasury securities, as its preferred alternative rate for LIBOR. All our underwritten loans contain terms that allow for a change to an alternative benchmark rate upon the discontinuation of LIBOR. In September 2021, January 2022 and February 2022, the term warehouse financing facilities with JPMorgan Chase Bank, N.A. (“JPMorgan Chase”), Morgan Stanley Mortgage Capital Holdings LLC (“Morgan Stanley”) and Barclays Bank PLC (“Barclays”), respectively, were amended to allow for the transition to alternative rates, including rates tied to SOFR, subject to benchmark transition events. Beginning in January 2022, all loans are underwritten using SOFR as the benchmark rate.

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

Results of Operations

Our net income allocable to common shares for the three months ended June 30, 2022 was $690,000, or $0.08 per share-basic ($0.08 per share-diluted). Our net loss allocable to common shares for the six months ended June 30, 2022 was $2.1 million, or $(0.23) per share-basic ($(0.23) per share-diluted), as compared to net income allocable to common shares for the three and six months ended June 30, 2021 of $10.1 million, or $1.04 per share-basic ($1.04 per share-diluted) and $20.5 million, or $2.06 per share-basic ($2.06 per share-diluted), respectively.

(Back to Index)

(Back to Index)

Net Interest Income

The following tables analyze the change in interest income and interest expense for the comparative three and six months ended June 30, 2022 and 2021 by changes in volume and changes in rates. The changes attributable to the combined changes in volume and rate have been allocated proportionately, based on absolute values, to the changes due to volume and changes due to rates (dollars in thousands, except amounts in footnotes):

	Three Months Ended June 30, 2022 Compared to Three Months Ended June 30, 2021
			Due to Changes in
	Net Change	Percent Change (1)	Volume	Rate
Increase (decrease) in interest income:
CRE whole loans (2)	$1,883	8%	$4,546	$(2,663)
Legacy CRE loan (2)(3)	(157)	(100)%	(187)	30
CRE preferred equity investments (2)	(535)	(100)%	(535)	—
Other	35	175%	35	—
Total increase in interest income	1,226	5%	3,859	(2,633)
Increase (decrease) in interest expense:
Securitized borrowings: (4)
XAN 2019-RSO7 Senior Notes	(3,068)	(100)%	(3,068)	—
XAN 2020-RSO8 Senior Notes	(3,544)	(100)%	(3,544)	—
XAN 2020-RSO9 Senior Notes	(2,885)	(100)%	(2,885)	—
ACR 2021-FL1 Senior Notes	2,536	146%	113	2,423
ACR 2021-FL2 Senior Notes	4,106	100%	4,106	—
Senior secured financing facility	(729)	(60)%	(729)	—
CRE - term warehouse financing facilities (4)	1,401	129%	1,301	100
4.50% Convertible Senior Notes (4)	(1,692)	(66)%	(1,692)	—
5.75% Senior Unsecured Notes (4)	2,303	100%	2,303	—
12.00% Senior Unsecured Notes (4)	(1,487)	(94)%	(1,487)	—
Unsecured junior subordinated debentures	102	19%	—	102
Total decrease in interest expense	(2,957)	(16)%	(5,582)	2,625
Net increase (decrease) in net interest income	$4,183		$9,441	$(5,258)

(1)	Percent change is calculated as the net change divided by the respective interest income or interest expense for the three months ended June 30, 2021.
(2)

Includes decreases in fee income of approximately $886,000 and $18,000 recognized on our CRE whole loans and legacy CRE loan, respectively, and an increase in fee income of approximately $144,000 on our preferred equity investments, that were due to changes in volume.

(3)

Includes the change in interest income recognized on one legacy CRE loan with an amortized cost of $11.5 million at December 31, 2021 classified as a CRE loan on the consolidated balance sheet. The loan paid off in January 2022.

(4)

Includes decreases in amortization expense of approximately $5.3 million and $617,000 on our securitized borrowings and 4.50% Convertible Senior Notes, respectively, and increases in amortization expense of approximately $96,000, $147,000 and $9,000 on our CRE - term warehouse financing facilities, 5.75% Senior Unsecured Notes and 12.00% senior unsecured notes, respectively, that were due to changes in volume.

(Back to Index)

(Back to Index)

	Six Months Ended June 30, 2022 Compared to Six Months Ended June 30, 2021
			Due to Changes in
	Net Change	Percent Change (1)	Volume	Rate
Increase (decrease) in interest income:
CRE whole loans (2)	$940	2%	$8,262	$(7,322)
Legacy CRE loan (2)(3)	(289)	(91)%	(319)	30
CRE mezzanine loan	—	—%	—	—
CRE preferred equity investments (2)	(1,378)	(100)%	(1,378)	—
CMBS (4)	(161)	(100)%	(161)	—
Other	41	124%	41	—
Total decrease in interest income	(847)	(2)%	6,445	(7,292)
Increase (decrease) in interest expense:
Securitized borrowings: (4)
XAN 2019-RSO7 Senior Notes	(5,172)	(100)%	(5,172)	—
XAN 2020-RSO8 Senior Notes	(4,321)	(78)%	(4,712)	391
XAN 2020-RSO9 Senior Notes	(4,464)	(82)%	(4,743)	279
ACR 2021-FL1 Senior Notes	5,718	329%	509	5,209
ACR 2021-FL2 Senior Notes	7,289	100%	7,289	—
Senior secured financing facility	(1,305)	(57)%	(1,305)	—
CRE - term warehouse financing facilities (4)	1,535	77%	1,428	107
4.50% Convertible Senior Notes (4)	(2,891)	(56)%	(2,891)	—
5.75% Senior Unsecured Notes (4)	4,606	100%	4,606	—
12.00% Senior Unsecured Notes (4)	(2,872)	(91)%	(2,872)	—
Unsecured junior subordinated debentures	103	10%	—	103
Hedging	—	—%	—	—
Total decrease in interest expense	(1,774)	(5)%	(7,863)	6,089
Net increase (decrease) in net interest income	$927		$14,308	$(13,381)
(1)	Percent change is calculated as the net change divided by the respective interest income or interest expense for the six months ended June 30, 2021.
(2)

Includes decreases in fee income of approximately $1.4 million and $36,000 recognized on our CRE whole loans and legacy CRE loan, respectively, and an increase of approximately $64,000 on our preferred equity investments, that were due to changes in volume.

(3)

Includes the change in interest income recognized on one legacy CRE loan with an amortized cost of $11.5 million at December 31, 2021 classified as a CRE loan on the consolidated balance sheet. The loan paid off in January 2022.

(4)

Includes decreases in amortization expense of approximately $5.1 million and $960,000 on our securitized borrowings and 4.50% Convertible Senior Notes, respectively, and increases in amortization expense of approximately $50,000, $293,000 and $103,000 on our CRE - term warehouse financing facilities, 5.75% Senior Unsecured Notes and 12.00% Senior Unsecured Notes, respectively, that were due to changes in volume.

Net Change in Interest Income for the Comparative three and six months ended June 30, 2022 and 2021:

Aggregate interest income increased by $1.2 million and decreased by $847,000 for the comparative three and six months ended June 30, 2022 and 2021, respectively. We attribute the changes to the following:

CRE whole loans. The increases of $1.9 million and $940,000 for the comparative three and six months ended June 30, 2022 and 2021, respectively, were primarily attributable to a net increase in the size of the total loan portfolio period over period. The increases were partially offset by a decline in loan yields, attributable to declines in the spreads on the originated CRE whole loans over the comparative periods as well as a decline in the weighted-average benchmark rate floors on new CRE whole loans originated.

Legacy CRE loan. The decreases of $157,000 and $289,000 for the comparative three and six months ended June 30, 2022 and 2021, respectively, were primarily attributable to the payoff of our remaining legacy CRE whole loan in January 2022.

CRE preferred equity investments. The decreases of $535,000 and $1.4 million for the comparative three and six months ended June 30, 2022 and 2021, respectively, were attributable to the payoffs of the preferred equity investments in March 2021 and April 2021.

CMBS. The decrease of $161,000 for the comparative six months ended June 30, 2022 and 2021 was attributable to the disposition of our two remaining CMBS securities in March 2021.

(Back to Index)

(Back to Index)

Net Change in Interest Expense for the Comparative three and six months ended June 30, 2022 and 2021:

Aggregate interest expense decreased by $3.0 million and $1.8 million for the comparative three and six months ended June 30, 2022 and 2021, respectively. We attribute the changes to the following:

Securitized borrowings. The net decreases of $2.9 million and $950,000 for the comparative three and six months ended June 30, 2022 and 2021, respectively, were primarily attributable to the liquidations of Exantas Capital Corp. 2019-RSO7, Ltd. (“XAN 2019-RSO7”), XAN 2020-RSO8 and XAN 2020-RSO9. The decrease was partially offset by the issuance of ACRES Commercial Realty 2021-FL2 Issuer, Ltd. (“ACR 2021-FL2”) and an increase in benchmark rates over the comparative periods.

Senior secured financing facility. The decreases of $729,000 and $1.3 million for the comparative three and six months ended June 30, 2022 and 2021 were attributable to decreased utilization of the senior secured financing facility over the comparative periods.

CRE - term warehouse financing facilities. The increases of $1.4 million and $1.5 million for the comparative three and six months ended June 30, 2022 and 2021, respectively, were primarily attributable to the increased utilization of these facilities during the six months ended June 30, 2022.

4.50% Convertible Senior Notes. The decreases of $1.7 million and $2.9 million for the comparative three and six months ended June 30, 2022 and 2021, respectively, were primarily attributable to the repurchase of $55.7 million of our 4.50% Convertible Senior Notes during the year ended December 31, 2021 and the repurchase of $39.8 million of our 4.50% Convertible Senior Notes during the six months ended June 30, 2022.

5.75% Senior Unsecured Notes. The increases of $2.3 million and $4.6 million for the comparative three and six months ended June 30, 2022 and 2021, respectively, were attributable to the issuance of our 5.75% Senior Unsecured Notes in August 2021.

12.00% Senior Unsecured Notes due 2027. The decreases of $1.5 million and $2.9 million for the comparative three and six months ended June 30, 2022 and 2021, respectively, were attributable to the redemption of the full outstanding balance of our 12.00% Senior Unsecured Notes in August 2021.

Average Net Yield and Average Cost of Funds:

The following tables present the average net yield and average cost of funds for the three and six months ended June 30, 2022 and 2021 (dollars in thousands, except amounts in footnotes):

	For the Three Months Ended June 30, 2022			For the Three Months Ended June 30, 2021
	Average Balance	Interest Income (Expense)	Average Net Yield (Cost of Funds) (1)	Average Balance	Interest Income (Expense)	Average Net Yield (Cost of Funds) (1)
Interest-earning assets
CRE whole loans, floating-rate (2)	$1,953,740	$26,846	5.51%	$1,621,900	$24,963	6.17%
Legacy CRE loan (2)	—	—	—%	11,516	157	5.48%
CRE mezzanine loan	4,700	118	9.96%	4,700	118	9.96%
CRE preferred equity investments (2)	—	—	—%	6,350	535	33.75%
Other	51,135	55	0.43%	90,065	20	0.09%
Total interest income/average net yield	2,009,575	27,019	5.39%	1,734,531	25,793	5.96%
Interest-bearing liabilities
Collateralized by:
CRE whole loans (3)	1,494,037	(11,352)	(3.00)%	1,192,571	(13,535)	(4.47)%
General corporate debt:
Unsecured junior subordinated debentures	51,548	(642)	(4.93)%	51,548	(540)	(4.15)%
4.50% Convertible Senior Notes (4)	47,823	(891)	(7.37)%	138,676	(2,583)	(7.37)%
5.75% Senior Unsecured Notes (5)	147,132	(2,303)	(6.28)%	—	—	—%
12.00% Senior Unsecured Notes (6)(7)	—	(96)	—%	46,554	(1,583)	(13.64)%
Hedging (8)	—	(461)	—%	—	(461)	—%
Total interest expense/average cost of funds	$1,740,540	(15,745)	(3.45)%	$1,429,349	(18,702)	(5.04)%
Total net interest income		$11,274			$7,091

(1)	Average net yield includes net amortization/accretion and fee income and is computed based on average amortized cost.
(2)

Includes fee income of approximately $2.6 million on our floating-rate CRE whole loans for the three months ended June 30, 2022 and approximately $3.5 million and $18,000 on our floating-rate CRE whole loans and legacy CRE loan, respectively, for the three months ended June 30, 2021. During the three months ended June 30, 2021, net amortization expense of $144,000 was recorded on the preferred equity investments in connection with their payoffs.

(Back to Index)

(Back to Index)

(3)

Includes amortization expense of approximately $1.4 million and $6.6 million for the three months ended June 30, 2022 and 2021, respectively, on our interest-bearing liabilities collateralized by CRE whole loans.

(4)	Includes aggregated amortization expense of approximately $349,000 and $966,000 for the three months ended June 30, 2022 and 2021, respectively, on our 4.50% Convertible Senior Notes.
(5)	Includes amortization expense of approximately $147,000 for the three months ended June 30, 2022 on our 5.75% Senior Unsecured Notes.
(6)	Includes amortization expense of approximately $96,000 and $87,000 for the three months ended June 30, 2022 and 2021, respectively, on our 12.00% Senior Unsecured Notes.
(7)

The outstanding par balance of our 12.00% Senior Unsecured Notes was redeemed in full in August 2021. At any time and from time to time prior to July 31, 2022, we were permitted to elect to issue up to $75.0 million of principal of additional notes. The interest expense incurred during the three months ended June 30, 2022 comprises amortization of deferred debt issuance costs on the remaining availability.

(8)

Includes net amortization expense of $461,000 for each of the three months ended June 30, 2022 and 2021 on 22 terminated interest rate swap agreements that were in net loss positions at the time of termination. The remaining losses, reported in accumulated other comprehensive (loss) income on the consolidated balance sheets, will be accreted over the remaining life of the debt.

	For the Six Months Ended June 30, 2022			For the Six Months Ended June 30, 2021
	Average Balance	Interest Income (Expense)	Average Net Yield (Cost of Funds) (1)	Average Balance	Interest Income (Expense)	Average Net Yield (Cost of Funds) (1)
Interest-earning assets
CRE whole loans, floating-rate (2)	$1,918,678	$49,356	5.19%	$1,561,536	$48,416	6.25%
Legacy CRE loan (2)	318	29	18.08%	11,516	318	5.58%
CRE mezzanine loan	4,700	236	9.96%	4,700	236	9.96%
CRE preferred equity investments (2)	—	—	—%	16,541	1,378	16.80%
CMBS	—	—	—%	8,462	161	3.87%
Other	93,667	74	0.16%	72,252	33	0.09%
Total interest income/average net yield	2,017,363	49,695	4.97%	1,675,007	50,542	6.08%
Interest-bearing liabilities
Collateralized by:
CRE whole loans (3)	1,487,428	(21,426)	(2.82)%	1,137,142	(22,146)	(3.83)%
General corporate debt:
Unsecured junior subordinated debentures	51,548	(1,181)	(4.56)%	51,548	(1,078)	(4.16)%
4.50% Convertible Senior Notes (4)	57,396	(2,247)	(7.79)%	138,203	(5,138)	(7.39)%
5.75% Senior Unsecured Notes (5)	147,060	(4,606)	(6.31)%	—	—	—%
12.00% Senior Unsecured Notes (6)(7)	—	(274)	—%	46,511	(3,146)	(13.64)%
Hedging (8)	—	(918)	—%	—	(918)	—%
Total interest expense/average cost of funds	$1,743,432	(30,652)	(3.33)%	$1,373,404	(32,426)	(4.53)%
Total net interest income		$19,043			$18,116
(1)	Average net yield includes net amortization/accretion and fee income and is computed based on average amortized cost.
(2)

Includes fee income of approximately $4.7 million on our floating-rate CRE whole loans for the six months ended June 30, 2022 and approximately $6.1 million and $36,000 on our floating-rate CRE whole loans and legacy CRE loan, respectively, for the six months ended June 30, 2021. During the six months ended June 30, 2021, net amortization expense of $64,000 was recorded on the preferred equity investments in connection with their payoffs.

(3)

Includes amortization expense of approximately $3.9 million and $8.9 million for the six months ended June 30, 2022 and 2021, respectively, on our interest-bearing liabilities collateralized by CRE whole loans.

(4)	Includes aggregated amortization expense of approximately $944,000 and $1.9 million for the six months ended June 30, 2022 and 2021, respectively, on our 4.50% Convertible Senior Notes.
(5)	Includes amortization expense of approximately $293,000 for the six months ended June 30, 2022 on our 5.75% Senior Unsecured Notes.
(6)	Includes amortization expense of approximately $274,000 and $171,000 for the six months ended June 30, 2022 and 2021, respectively, on our 12.00% Senior Unsecured Notes.
(7)

The outstanding par balance of our 12.00% Senior Unsecured Notes was redeemed in full in August 2021. At any time and from time to time prior to July 31, 2022, we were permitted to elect to issue up to $75.0 million of principal of additional notes. The interest expense incurred during the six months ended June 30, 2022 comprises amortization of deferred debt issuance costs on the remaining availability.

(8)

Includes net amortization expense of $918,000 for each of the six months ended June 30, 2022 and 2021 on 22 terminated interest rate swap agreements that were in net loss positions at the time of termination. The remaining losses, reported in accumulated other comprehensive (loss) income on the consolidated balance sheets, will be accreted over the remaining life of the debt.

(Back to Index)

(Back to Index)

Real Estate Income and Other Revenue

The following table sets forth information relating to our real estate income and other revenue for the periods presented (dollars in thousands):

	For the Three Months Ended
	June 30,
	2022	2021	Dollar Change	Percent Change
Real estate income and other revenue:
Real estate income	$8,777	$2,732	$6,045	221%
Other revenue	19	16	3	19%
Total	$8,796	$2,748	$6,048	220%

	For the Six Months Ended
	June 30,
	2022	2021	Dollar Change	Percent Change
Real estate income and other revenue:
Real estate income	$11,915	$4,386	$7,529	172%
Other revenue	35	32	3	9%
Total	$11,950	$4,418	$7,532	170%

Aggregate real estate income and other revenue increased by $6.0 million and $7.5 million for the comparative three and six months ended June 30, 2022 and 2021. We attribute the changes to the following:

Real estate income. The increases of $6.0 million and $7.5 million for the comparative three and six months ended June 30, 2022 and 2021, respectively, were attributable to the acquisition of two revenue-generating properties in the fourth quarter of 2021 and two additional revenue-generating properties in the second quarter of 2022. Real estate income at our hospitality property acquired in 2020 additionally benefited from increased personal and business travel resulting from lifted COVID-19 restrictions that occurred late in the spring of 2022.

(Back to Index)

(Back to Index)

Operating Expenses

The following tables set forth information relating to our operating expenses for the periods presented (dollars in thousands):

	For the Three Months Ended
	June 30,
	2022	2021	Dollar Change	Percent Change
Operating expenses:
General and administrative	$2,353	$2,716	$(363)	(13)%
Real estate expenses	9,162	2,481	6,681	269%
Management fees - related party	1,672	1,379	293	21%
Equity compensation - related party	991	171	820	480%
Corporate depreciation and amortization	21	15	6	40%
Provision for (reversal of) credit losses, net	524	(10,343)	10,867	105%
Total	$14,723	$(3,581)	$18,304	511%

	For the Six Months Ended
	June 30,
	2022	2021	Dollar Change	Percent Change
Operating expenses:
General and administrative	$5,810	$5,869	$(59)	(1)%
Real estate expenses	13,956	4,312	9,644	224%
Management fees - related party	3,354	2,705	649	24%
Equity compensation - related party	1,735	190	1,545	813%
Corporate depreciation and amortization	43	59	(16)	(27)%
Reversal of credit losses, net	(1,278)	(15,984)	14,706	92%
Total	$23,620	$(2,849)	$26,469	929%

Aggregate operating expenses increased by $18.3 million and $26.5 million for the comparative three and six months ended June 30, 2022 and 2021, respectively. We attribute the changes to the following:

General and administrative. General and administrative expenses decreased by $363,000 and $59,000 for the comparative three and six months ended June 30, 2022 and 2021, respectively. For the comparative three and six months ended June 30, 2022 and 2021, there were no significant general and administrative expense matters to discuss. The following tables summarize the information relating to our general and administrative expenses for the periods presented (dollars in thousands):

	For the Three Months Ended
	June 30,
	2022	2021	Dollar Change	Percent Change
General and administrative:
Professional services	$1,157	$1,204	$(47)	(4)%
D&O insurance	360	369	(9)	(2)%
Wages and benefits	290	414	(124)	(30)%
Operating expenses	238	250	(12)	(5)%
Dues and subscriptions	186	189	(3)	(2)%
Director fees	76	177	(101)	(57)%
Rent and utilities	28	30	(2)	(7)%
Travel	17	16	1	6%
Tax penalties, interest and franchise tax	1	67	(66)	(99)%
Total	$2,353	$2,716	$(363)	(13)%

(Back to Index)

(Back to Index)

	For the Six Months Ended
	June 30,
	2022	2021	Dollar Change	Percent Change
General and administrative:
Professional services	$3,049	$3,040	$9	0%
D&O insurance	716	665	51	8%
Wages and benefits	649	818	(169)	(21)%
Operating expenses	368	537	(169)	(31)%
Dues and subscriptions	392	367	25	7%
Director fees	413	296	117	40%
Rent and utilities	57	62	(5)	(8)%
Travel	26	16	10	63%
Tax penalties, interest and franchise tax	140	68	72	106%
Total	$5,810	$5,869	$(59)	(1)%

Real estate expenses. The increases of $6.7 million and $9.6 million for the comparative three and six months ended June 30, 2022 and 2021, respectively, were primarily attributable to the acquisition of two properties, a hotel and a student housing complex, in April 2022, as well as the acquisition of two office properties in October 2021. The increase for the comparative six months was also attributable to increased expense incurred on a hotel property acquired in November 2020 after it reopened during the first quarter of 2021.

Management fees – related party. The increases of $293,000 and $649,000 for the comparative three months ended June 30, 2022 and 2021, respectively, were primarily attributable to an increase in our base management fees during the three months ended June 30, 2022. As of July 31, 2020, as part of the Fourth Amended and Restated Management Agreement, as amended (“Management Agreement”), the monthly base management fee payable to our Manager was amended to be the greater of 1/12th of the amount of our equity multiplied by 1.50% or $442,000 through July 31, 2022. In June 2021, the base management fee calculation exceeded the $442,000 for the first time since the execution of the Management Agreement in connection with the issuance of the 7.875% Series D Cumulative Redeemable Preferred Stock (“Series D Preferred Stock”). As a result, the management fees incurred during the three and six months ended June 30, 2022 were greater than those incurred during the three and six months ended June 30, 2021.

Equity compensation – related party. The increases of $820,000 and $1.5 million for the comparative three and six months ended June 30, 2022 and 2021, respectively, were primarily attributable to shares granted in the second quarter 2022 and the second quarter 2021 under our Manager Incentive Plan, which will vest 25% for four years, on each anniversary of the issuance date.

Provision for (reversal of) credit losses, net. The provision for credit losses of $524,000 for the three months ended June 30, 2022 was primarily attributable to a general decline in macroeconomic conditions. The net reversal of credit losses of $1.3 million for the six months ended June 30, 2022 as well as the reversal of credit losses of $10.3 million and $16.0 million for the three and six months ended June 30, 2021, respectively, were attributable to overall, general improvements in expected macroeconomic conditions and improvements in property-level operations on loan collateral.

(Back to Index)

(Back to Index)

Other Income (Expense)

The following tables set forth information relating to our other income (expense) incurred for the periods presented (dollars in thousands):

	For the Three Months Ended
	June 30,
	2022	2021	Dollar Change	Percent Change
Other income (expense):
Other income	$175	$219	$(44)	(20)%
Total	$175	$219	$(44)	(20)%

	For the Six Months Ended
	June 30,
	2022	2021	Dollar Change	Percent Change
Other income (expense):
Net realized and unrealized (loss) gain on investment securities available-for-sale and loans and derivatives	$—	$878	$(878)	(100)%
Loss on extinguishment of debt	(460)	—	(460)	(100)%
Other income	973	434	539	124%
Total	$513	$1,312	$(799)	(61)%

Aggregate other income decreased $44,000 and $799,000 for the comparative three and six months ended June 30, 2022 and 2021. We attribute the changes to the following:

Net realized and unrealized gain on investment securities available-for-sale and loans and derivatives. The decrease of $878,000 for the six months ended June 30, 2022 was attributable to the sale of our two remaining CMBS securities for proceeds of $3.0 million, which generated non-recurring gains of $878,000 in March 2021.

Loss on extinguishment of debt. The loss of $460,000 during the six months ended June 30, 2022 was attributable to the partial repurchase of our 4.50% Convertible Senior Notes in February 2022, which resulted in $460,000 of non-cash losses in connection with the ratable acceleration of the 4.50% Convertible Senior Notes’ market discount.

Other Income. The increase of $539,000 during the comparative six months ended June 30, 2022 and 2021, was primarily attributable to a loan recovery received during the six months ended June 30, 2022 on a middle market loan that was previously charged off.

Financial Condition

Summary

Our total assets were $2.4 billion and $2.3 billion at June 30, 2022 and December 31, 2021, respectively.

(Back to Index)

(Back to Index)

Investment Portfolio

The tables below summarize the amortized cost and net carrying amount of our investment portfolio, classified by asset type, at June 30, 2022 and December 31, 2021 as follows (dollars in thousands, except amounts in footnotes):

At June 30, 2022	Amortized Cost	Net Carrying Amount(1)	Percent of Portfolio	Weighted Average Coupon
Loans held for investment:
CRE whole loans, floating-rate	$2,069,989	$2,064,986	93.62%	4.95%
CRE mezzanine loan	4,700	4,473	0.20%	10.00%
	2,074,689	2,069,459	93.82%
Other investments:
Investments in unconsolidated entities	1,548	1,548	0.07%	N/A (3)
Investments in real estate (2)	117,200	117,200	5.31%	N/A (3)
Property held for sale	17,657	17,657	0.80%	N/A (3)
	136,405	136,405	6.18%
Total investment portfolio	$2,211,094	$2,205,864	100.00%

At December 31, 2021	Amortized Cost	Net Carrying Amount(1)	Percent of Portfolio	Weighted Average Coupon
Loans held for investment:
CRE whole loans, floating-rate(4)	$1,877,851	$1,869,301	95.44%	4.43%
CRE mezzanine loan	4,700	4,445	0.23%	10.00%
	1,882,551	1,873,746	95.67%
Other investments:
Investments in unconsolidated entities	1,548	1,548	0.08%	N/A (3)
Investment in real estate (2)	65,465	65,465	3.34%	N/A (3)
Property held for sale	17,846	17,846	0.91%	N/A (3)
	84,859	84,859	4.33%
Total investment portfolio	$1,967,410	$1,958,605	100.00%

(1)	Net carrying amount includes an allowance for credit losses of $5.2 million and $8.8 million at June 30, 2022 and December 31, 2021, respectively.
(2)

Includes real estate-related right of use assets of $25.1 million and $5.5 million, intangible assets of $12.2 million and $3.9 million, lease liabilities of $46.2 million and $3.1 million and other liabilities of $82,000 and $169,000 at June 30, 2022 and December 31, 2021, respectively. Also includes a mortgage payable of $18.1 million at June 30, 2022.

(3)	There are no stated rates associated with these investments.
(4)	Includes one legacy CRE whole loan with an amortized cost of $11.5 million December 31, 2021 that paid off in January 2022.

CRE loans. During the six months ended June 30, 2022, we originated $411.6 million of floating-rate CRE whole loan commitments (of which $42.6 million was unfunded loan commitments), funded $27.2 million of previously unfunded loan commitments and received $201.5 million in proceeds from loan payoffs and paydowns.

(Back to Index)

(Back to Index)

The following is a summary of our loans (dollars in thousands, except amounts in footnotes):

Description	Quantity	Principal	Unamortized (Discount) Premium, net (1)	Amortized Cost	Allowance for Credit Losses	Carrying Value	Contractual Interest Rates (2)	Maturity Dates (3)(4)
At June 30, 2022:
CRE loans held for investment:
Whole loans (5)(6)	88	$2,084,242	$(14,253)	$2,069,989	$(5,003)	$2,064,986	1M BR plus 2.75% to 1M BR plus 8.50%	July 2022 to July 2026
Mezzanine loan (5)	1	4,700	—	4,700	(227)	4,473	10.00%	June 2028
Total CRE loans held for investment		$2,088,942	$(14,253)	$2,074,689	$(5,230)	$2,069,459

At December 31, 2021:
CRE loans held for investment:
Whole loans (5)(6)	93	$1,891,795	$(13,944)	$1,877,851	$(8,550)	$1,869,301	1M BR plus 2.70% to 1M BR plus 8.50%	January 2022 to September 2025
Mezzanine loan (5)	1	4,700	—	4,700	(255)	4,445	10.00%	June 2028
Total CRE loans held for investment		$1,896,495	$(13,944)	$1,882,551	$(8,805)	$1,873,746

(1)

Amounts include unamortized loan origination fees of $14.1 million and $13.6 million and deferred amendment fees of $132,000 and $307,000 at June 30, 2022 and December 31, 2021, respectively. Additionally, the amounts include unamortized loan acquisition costs of $7,300 at December 31, 2021.

(2)

Our whole loan portfolio of $2.1 billion and $1.9 billion had weighted-average one-month benchmark rate (“BR”) floors of 0.62% and 0.75% at June 30, 2022 and December 31, 2021, respectively. Benchmark rates comprise one-month London Interbank Offered Rate (“LIBOR”) or one-month Term Secured Overnight Financing Rate (“SOFR”). At June 30, 2022 and December 31, 2021, all but one of our floating-rate whole loans had one-month benchmark floors.

(3)	Maturity dates exclude contractual extension options, subject to the satisfaction of certain terms that may be available to the borrowers.
(4)	Maturity dates exclude three whole loans, with amortized costs of $43.8 million and $27.9 million, in maturity default at June 30, 2022 and December 31, 2021, respectively.
(5)	Substantially all loans are pledged as collateral under various borrowings at June 30, 2022 and December 31, 2021.
(6)

CRE whole loans had $167.9 million and $157.6 million in unfunded loan commitments at June 30, 2022 and December 31, 2021, respectively. These unfunded loan commitments are advanced as the borrowers formally request additional funding and meet certain benchmarks, as permitted under the loan agreement, and any necessary approvals have been obtained.

At June 30, 2022, approximately, 25.6%, 24.1% and 16.5% of our CRE loan portfolio was concentrated in the Southwest, Southeast and Mountain regions, respectively, based on carrying value, as defined by the NCREIF. At December 31, 2021, approximately 28.4%, 18.4% and 15.2% of our CRE loan portfolio was concentrated in the Southeast, Southwest and Mid-Atlantic regions respectively, based on carrying value. At June 30, 2022 and December 31, 2021, no single loan or investment represented more than 10% of our total assets and no single investment group generated over 10% of our revenue.

Investment in unconsolidated entities. Our investments in unconsolidated entities at June 30, 2022 and December 31, 2021 comprised a 100% interest in the common shares of Resource Capital Trust I (“RCT I”) and RCC Trust II (“RCT II”), with a value of $1.5 million in the aggregate, or 3.0% of each trust. We record our investments in RCT I’s and RCT II’s common shares as investments in unconsolidated entities using the cost method, recording dividend income when declared by RCT I and RCT II. We recorded dividends from our investments in RCT I’s and RCT II’s common shares, reported in other revenue on the consolidated statement of operations, of $19,000 and $35,000 during the three and six months ended June 30, 2022. During the three and six months ended June 30, 2021, we recorded dividends of $16,000 and $32,000, respectively.

(Back to Index)

(Back to Index)

Financing Receivables

The following tables show the activity in the allowance for credit losses for the six months ended June 30, 2022 and year ended December 31, 2021 (in thousands):

	Six Months Ended June 30, 2022	Year Ended December 31, 2021
	CRE Loans	CRE Loans
Allowance for credit losses:
Allowance for credit losses at beginning of period	$8,805	$34,310
Reversal of credit losses, net	(1,278)	(21,262)
Charge offs	(2,297)	(4,243)
Allowance for credit losses at end of period	$5,230	$8,805

During the three months ended June 30, 2022, we recorded a provision of expected credit losses of $524,000 primarily attributable to the negative impact of macroeconomic factors focused on increases in inflation, energy costs and interest rates, partially offset by improvements in property-level cash flows. During the six months ended June 30, 2021, reversal of expected credit losses in the first quarter of 2022 outpaced the provision during the second quarter of 2022, resulting in a net reversal of $1.3 million in connection with resolutions of loans with specific reserves and continued improvements in property-level operations. During the three and six months ended June 30, 2021, we recorded a reversal of expected credit losses of $10.3 million and $16.0 million, respectively, in connection with declines in expected unemployment and continued improvement in macroeconomic factors, loan paydowns and improved collateral operating performance.

At June 30, 2022, we individually evaluated one hotel loan in the Northeast region with a principal balance of $14.0 million, one retail loan in the Northeast region with a principal balance of $8.0 million and one office loan in the Southwest region with a principal balance of $21.8 million for which foreclosure was determined to be probable. Each loan had an as-is appraised value in excess of its principal balance, and, as such, had no CECL allowance at June 30, 2022. In July 2022, we received the deed-in-lieu of foreclosure on the hotel property.

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

For the purpose of calculating the quarterly provision for credit losses under CECL, we pool CRE loans based on the underlying collateral property type and utilize a probability of default and loss given default methodology for approximately one year after which we immediately revert to a historical mean loss ratio. In order to calculate the historical mean loss ratio, we utilize our full, 16-year underwriting history in the determination of historical losses, along with the market loss history from a selected population from an engaged third-party provider’s database that were similar to our loan types, loan sizes, durations, interest rate structure and general LTV profiles.

Credit risk profiles of CRE loans at amortized cost were as follows (in thousands, except amounts in the footnotes):

	Rating 1	Rating 2	Rating 3	Rating 4	Rating 5	Total (1)
At June 30, 2022:
Whole loans, floating-rate	$—	$1,757,379	$182,918	$115,692	$14,000	$2,069,989
Mezzanine loan	—	—	—	4,700	—	4,700
Total	$—	$1,757,379	$182,918	$120,392	$14,000	$2,074,689

At December 31, 2021:
Whole loans, floating-rate	$—	$1,456,330	$273,078	$123,762	$24,681	$1,877,851
Mezzanine loan	—	—	—	4,700	—	4,700
Total	$—	$1,456,330	$273,078	$128,462	$24,681	$1,882,551

(1)	The total amortized cost of CRE loans excluded accrued interest receivable of $7.1 million and $6.1 million at June 30, 2022 and December 31, 2021, respectively.

(Back to Index)

(Back to Index)

Credit risk profiles of CRE loans by origination year at amortized cost were as follows (in thousands, except amounts in footnotes):

	2022	2021	2020	2019	2018	Prior	Total (1)
At June 30, 2022:
Whole loans, floating-rate: (2)
Rating 2	$365,066	$1,206,132	$120,232	$46,463	$19,486	$—	$1,757,379
Rating 3	—	47,882	25,357	47,565	44,616	17,498	182,918
Rating 4	—	—	—	51,234	64,458	—	115,692
Rating 5	—	—	—	14,000	—	—	14,000
Total whole loans, floating-rate	365,066	1,254,014	145,589	159,262	128,560	17,498	2,069,989
Mezzanine loan (rating 4)	—	—	—	—	4,700	—	4,700
Total	$365,066	$1,254,014	$145,589	$159,262	$133,260	$17,498	$2,074,689

	2021	2020	2019	2018	2017	Prior	Total (1)
At December 31, 2021:
Whole loans, floating-rate: (2)
Rating 2	$1,230,810	$150,513	$55,510	$19,497	$—	$—	$1,456,330
Rating 3	33,781	24,604	136,305	60,888	—	17,500	273,078
Rating 4	—	—	28,446	86,096	—	9,220	123,762
Rating 5	—	—	22,385	—	—	2,296	24,681
Total whole loans, floating-rate	1,264,591	175,117	242,646	166,481	—	29,016	1,877,851
Mezzanine loan (rating 4)	—	—	—	4,700	—	—	4,700
Total	$1,264,591	$175,117	$242,646	$171,181	$—	$29,016	$1,882,551

(1)	The total amortized cost of CRE loans excluded accrued interest receivable of $7.1 million and $6.1 million at June 30, 2022 and December 31, 2021, respectively.
(2)	Acquired CRE whole loans are grouped within each loan’s year of origination.

At June 30, 2022 and December 31, 2021, we had one mezzanine loan included in other assets that had no carrying value.

(Back to Index)

(Back to Index)

Loan Portfolio Aging Analysis

The following table presents the CRE loan portfolio aging analysis as of the dates indicated for CRE loans at amortized cost (in thousands, except amounts in footnotes):

	30-59 Days	60-89 Days	Greater than 90 Days (1)	Total Past Due	Current (2)	Total Loans Receivable (3)	Total Loans > 90 Days and Accruing
At June 30, 2022:
Whole loans, floating-rate	$14,000	$—	$8,025	$22,025	$2,047,964	$2,069,989	$—
Mezzanine loan	—	—	—	—	4,700	4,700	—
Total	$14,000	$—	$8,025	$22,025	$2,052,664	$2,074,689	$—

At December 31, 2021:
Whole loans, floating-rate	$—	$—	$19,916	$19,916	$1,857,935	$1,877,851	$19,916
Mezzanine loan	—	—	—	—	4,700	4,700	—
Total	$—	$—	$19,916	$19,916	$1,862,635	$1,882,551	$19,916

(1)

During the three and six months ended June 30, 2022, we did not recognize interest income on the one loan with a principal payment past due greater than 90 days at June 30, 2022. During the three months ended June 30, 2021, we recognized interest income of $572,000 and $1.2 million on the three loans with principal payments past due greater than 90 days at June 30, 2022.

(2)

Includes one whole loan, with an amortized cost of $21.8 million, in maturity default at June 30, 2022. Includes one whole loan with an amortized cost of $8.0 million, in maturity default at December 31, 2021.

(3)	The total amortized cost of CRE loans excluded accrued interest receivable of $7.1 million and $6.1 million at June 30, 2022 and December 31, 2021, respectively.

At June 30, 2022 and December 31, 2021, we had three CRE loans in maturity default, with total amortized costs of $43.8 million and $27.9 million, respectively. During the six months ended June 30, 2022, two whole loans in maturity default at December 31, 2021 paid off principal of $17.6 million. The payoff on one loan was the result of a discounted payoff and resulted in a realized loss of $2.3 million for which a CECL allowance was established as of December 31, 2021.

At June 30, 2022, three whole loans that had maturity defaults, with a total amortized cost of $43.8 million, were past due on interest payments.

At December 31, 2021, three whole loans, including two loans that had maturity defaults, with total amortized cost of $30.4 million, were past due on interest payments.

In July 2022, we received the deed-in-lieu of foreclosure in full settlement of a CRE loan collateralized by a hotel property in the Northeast region that had a cost basis of $14.0 million at June 30, 2022.  This CRE loan was both in maturity default and past due on interest payments at June 30, 2022.

Troubled Debt Restructurings (“TDRs”)

There were no TDRs for the six months ended June 30, 2022 and 2021.

During the six months ended June 30, 2022, we entered into six agreements that extended loans by a weighted average period of two months and, in certain cases, modified certain other loan terms. One formerly forborne borrower was in maturity default at June 30, 2022. No loan modifications during the six months ended June 30, 2022 resulted in TDRs.

Restricted Cash

At June 30, 2022, we had restricted cash of $25.4 million, which consisted of $24.9 million of restricted cash held within our five consolidated securitization entities, $336,000 held in escrow for tax payments at our real estate properties, and $142,000 held in various reserve accounts. At December 31, 2021, we had restricted cash of $248.4 million, which consisted of $248.1 million held within our seven consolidated securitization entities and $360,000 held in various reserve accounts. The decrease of $223.1 million was primarily attributable to loan purchase activity within two of our consolidated securitization entities.

(Back to Index)

(Back to Index)

Accrued Interest Receivable

The following table summarizes our accrued interest receivable at June 30, 2022 and December 31, 2021 (in thousands):

	June 30, 2022	December 31, 2021	Net Change
Accrued interest receivable from loans	$7,114	$6,106	$1,008
Accrued interest receivable from promissory note, escrow, sweep and reserve accounts	48	6	42
Total	$7,162	$6,112	$1,050

The increase of $1.1 million in accrued interest receivable was primarily attributable to rising coupon rates and an increased loan portfolio balance.

Other Assets

The following table summarizes our other assets at June 30, 2022 and December 31, 2021 (in thousands):

	June 30, 2022	December 31, 2021	Net Change
Tax receivables and prepaid taxes	2,124	2,120	4
Other prepaid expenses	2,051	1,367	684
Other receivables	1,961	1,573	388
Other assets, miscellaneous	407	21	386
Fixed assets - non-real estate	363	401	(38)
Unsettled trades receivable	1	—	1
Total	$6,907	$5,482	$1,425

The increase of $1.4 million in other assets was primarily attributable to prepaid expenses and miscellaneous receivables at the real estate properties.

Deferred Tax Assets

At June 30, 2022 and December 31, 2021, our net deferred tax asset was zero, resulting from a full valuation allowance of $21.6 million and $21.4 million, respectively, on our deferred tax asset as we believed it was more likely than not that some or all of the deferred tax assets would not be realized. We will continue to evaluate our ability to realize the tax benefits associated with deferred tax assets by analyzing forecasted taxable income using both historical and projected future operating results, the reversal of existing temporary differences, taxable income in prior carry back years (if permitted) and the availability of tax planning strategies.

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

(Back to Index)

(Back to Index)

We terminated interest rate swap positions associated with our prior financed CMBS portfolio in April 2020. At termination, we realized a loss of $11.8 million. At June 30, 2022 and December 31, 2021, we had a loss of $7.5 million and $8.5 million, respectively, recorded in accumulated other comprehensive (loss) income, which will be amortized into earnings over the remaining life of the debt. During the three and six months ended June 30, 2022, we recorded amortization expense of $484,000 and $963,000, respectively, reported in interest expense on the consolidated statements of operations. During the three and six months ended June 30, 2021, we recorded amortization expense of $484,000 and $963,000, respectively, on the consolidated statement of operations.

At June 30, 2022 and December 31, 2021, we had an unrealized gain of $302,000 and $347,000, respectively, attributable to two terminated interest rate swaps, in accumulated other comprehensive (loss) income on the consolidated balance sheets, to be accreted into earnings over the remaining life of the debt. We recorded accretion income, reported in interest expense on the consolidated statements of operations, of $23,000 during three months ended June 30, 2022 and 2021, and $45,000 during the six months ended June 30, 2022 and 2021, to accrete the accumulated other comprehensive income on the terminated swap agreements.

The following tables present the effect of derivative instruments on our consolidated statements of operations for the six months ended June 30, 2022 and 2021 (in thousands):

	Derivatives
Six Months Ended June 30, 2022	Consolidated Statements of Operations Location	Realized and Unrealized Gain (Loss) (1)
Interest rate swap contracts, hedging	Interest expense	$(918)

	Derivatives
Six Months Ended June 30, 2021	Consolidated Statements of Operations Location	Realized and Unrealized Gain (Loss) (1)
Interest rate swap contracts, hedging	Interest expense	$(918)

(1)	Negative values indicate a decrease to the associated consolidated statement of operations line items.

Senior Secured Financing Facility, Term Warehouse Financing Facilities and Mortgage Payable

Borrowings under our senior secured financing facility, term warehouse financing facilities and mortgage payable are guaranteed by us or one or more of our subsidiaries. The following table sets forth certain information with respect to our senior secured financing, term warehouse financing facilities and mortgage payable (dollars in thousands, except amounts in footnotes):

	June 30, 2022				December 31, 2021
	Outstanding Borrowings	Value of Collateral	Number of Positions as Collateral	Weighted Average Interest Rate	Outstanding Borrowings	Value of Collateral	Number of Positions as Collateral	Weighted Average Interest Rate
Senior Secured Financing Facility
Massachusetts Mutual Life Insurance Company (1)	$16,748	$176,545	7	5.75%	$(3,432)	$170,791	9	5.75%

CRE - Term Warehouse Financing Facilities(2)
JPMorgan Chase Bank, N.A.(3)	207,784	274,798	11	3.54%	18,875	37,167	3	2.85%
Morgan Stanley Mortgage Capital Holdings LLC(4)	120,618	159,873	9	3.75%	47,896	64,860	3	2.03%

Mortgage Payable
Readycap Commercial, LLC(5)	18,141	25,400	1	5.00%	—	—	—	—
Total	$363,291	$636,616			$63,339	$272,818

(1)	Includes $3.1 million and $3.4 million of deferred debt issuance costs at June 30, 2022 and December 31, 2021, respectively.
(2)	Outstanding borrowings include accrued interest payable.
(3)

Includes $1.5 million and $1.8 million of deferred debt issuance costs at June 30, 2022 and December 31, 2021, respectively, in addition to $142,000 and $356,000 of deferred debt issuance costs at June 30, 2022 and December 31, 2021, respectively, from other term warehouse financing facilities with no balance.

(4)	Includes $1.8 million and $2.2 million of deferred debt issuance costs at June 30, 2022 and December 31, 2021, respectively.
(5)	Includes $569,000 of deferred debt issuance costs at June 30, 2022.

We were in compliance with all covenants in the respective agreements at June 30, 2022 and December 31, 2021.

(Back to Index)

(Back to Index)

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

In connection with the MassMutual Loan Agreement, we, with certain of our subsidiaries, entered into certain Guarantees (the “MassMutual Guarantees”) in favor of the secured parties under the MassMutual Loan Agreement.  Pursuant to the MassMutual Guarantees, we, and certain of our subsidiaries, fully guaranteed all payments and performance of the Borrower and Holdings under the MassMutual Loan Agreement. Additionally, we, and certain of our subsidiaries, made certain representations and warranties and agreed not to incur debt or liens, each subject to certain exceptions, and agreed to provide the Lenders with certain information.

The MassMutual Loan Agreement was amended in several instances pursuant to which (i) MassMutual consented to the formation of certain subsidiaries to hold real estate and (ii) such subsidiaries agreed to enter into guaranty agreements in favor of the secured parties under the MassMutual Loan Agreement.

In July 2022, Holdings, the Borrower and the Lenders entered into the Fifth Amendment to the MassMutual Loan Agreement (the “Amendment”) to (i) extend the availability period from July 31, 2022 to August 31, 2022 and (ii) amend the interest rate on the outstanding principal amount of the borrowings, with respect to borrowings made in connection with eligible portfolio assets transferred to any borrower after the effective date of the Amendment to the rate per annum determined by the initial lender and otherwise, 5.75% per annum.

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

Mortgage Payable

In April 2022, Chapel Drive West, LLC, a wholly owned subsidiary of Charles Street – ACRES FSU Student Venture, LLC (the “Joint Venture”) entered into a Loan Agreement (the “Mortgage”) with Readycap Commercial, LLC (“Readycap”) to finance the acquisition of a student housing complex. The Mortgage is interest only and has a maximum principal balance of $20.4 million, of which, $18.7 million was advanced in the initial funding. The Mortgage charges interest of one-month SOFR plus a spread of 3.80% and matures in April 2025, subject to two one-year extension options.

The Mortgage contains events of default, subject to certain materiality thresholds and grace periods, customary for this type of financing arrangement. The remedies for such events of default are also customary for this type of transaction.

Securitizations

At June 30, 2022, we retained equity in two CRE loan securitizations that we executed, as follows:

ACR 2021-FL1

In May 2021, we closed ACR 2021-FL1, an $802.6 million CRE debt securitization transaction that provided financing for CRE loans. ACR 2021-FL1 includes a reinvestment period, which ends in May 2023, that allows it to acquire CRE loans for reinvestment into the securitization using uninvested principal proceeds. ACR 2021-FL1 issued a total of $675.2 million of non-recourse, floating-rate notes to third parties at par. We retained 100% of the Class F and Class G notes in addition to 100% of the outstanding preference shares. The preference shares are subordinated in right of payment to all other securities issued by ACR 2021-FL1.

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

Corporate Debt

4.50% Convertible Senior Notes

We issued $143.8 million aggregate principal of our 4.50% Convertible Senior Notes in August 2017.

During the six months ended June 30, 2022,we repurchased $39.8 million of our 4.50% Convertible Senior Notes, resulting in a charge to earnings of $574,000, comprising an extinguishment of debt charge of $460,000 in connection with the acceleration of the market discount and interest expense of $114,000 in connection with the acceleration of deferred debt issuance costs.

The following table summarizes the 4.50% Convertible Senior Notes at June 30, 2022 (dollars in thousands, except the conversion rate, conversion price and amounts in the footnotes):

	Principal Outstanding	Borrowing Rate	Effective Rate (1)(2)	Conversion Rate (3)	Conversion Price	Maturity Date
4.50% Convertible Senior Notes	$48,175	4.50%	7.43%	27.7222	$36.06	August 15, 2022

(1)

Includes the amortization of the market discounts and deferred debt issuance costs, if any, for the 4.50% Convertible Senior Notes recorded in interest expense on the consolidated statements of operations.

(2)	During the three and six months ended June 30, 2022 and 2021, the effective interest rate for the 4.50% Convertible Senior Notes was 7.43%.
(3)

Represents the number of shares of common stock per $1,000 principal amount of the 4.50% Convertible Senior Notes’ principal outstanding, subject to adjustment as provided in the Third Supplemental Indenture (the “4.50% Convertible Senior Notes Indenture”).

The 4.50% Convertible Senior Notes are convertible at the option of the holder at any time up until one business day before the respective maturity date and may be settled in cash, our common stock or a combination of cash and our common stock, at our election. The closing price of our common stock was $8.19 on June 30, 2022, which did not exceed the conversion price of our 4.50% Convertible Senior Notes at June 30, 2022. We anticipate redeeming the June 30, 2022 outstanding notes balance of $48.2 million upon maturity on August 15, 2022.

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

(Back to Index)

(Back to Index)

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

In January 2022, we entered into an amendment to the Note and Warrant Purchase Agreement that extended the time to July 2022 that we may elect to issue to Oaktree and MassMutual up to $75.0 million of principal of additional notes. We did not issue any additional notes under this agreement and it expired as of July 31, 2022.

Equity

Total equity at June 30, 2022 was $447.3 million and gave effect to $7.2 million of net realized losses on our terminated cash flow hedges, shown as a component of accumulated other comprehensive loss. Equity at December 31, 2021 was $448.2 million and gave effect to $8.1 million of net unrealized losses on our terminated cash flow hedges shown as a component of accumulated other comprehensive loss. The decrease in stockholders’ equity during the six months ended June 30, 2022 was primarily attributable to common stock repurchases.

Balance Sheet - Book Value Reconciliation

The following table rolls forward our common stock book value for the three and six months ended June 30, 2022 (in thousands, except per share data and amounts in footnotes):

	For the Three Months Ended June 30, 2022		For the Six Months Ended June 30, 2022
	Total Amount	Per Share Amount	Total Amount	Per Share Amount
Common stock book value at beginning of period (1)	$216,148	$24.10	$221,596	$23.87
Net income (loss) income allocable to common shares (2)	690	0.08	(2,081)	(0.24)
Change in other comprehensive income on derivatives	461	0.05	917	0.10
Repurchase of common stock (3)	(2,497)	0.37	(6,382)	0.78
Impact to equity of share-based compensation	990	(0.12)	1,742	(0.03)
Total net (decrease) increase	(356)	0.38	(5,804)	0.61
Common stock book value at end of period (4)	$215,792	$24.48	$215,792	$24.48
(1)

Per share calculations exclude unvested restricted stock, as disclosed on our consolidated balance sheets, of 583,333 and 333,329 shares at June 30, 2022 and December 31, 2021, respectively, and include warrants to purchase up to 466,661 shares of common stock at June 30, 2022 and December 31, 2021. The denominators for the calculations were 8,813,458 and 9,282,411 shares at June 30, 2022 and December 31, 2021, respectively.

(2)

The per share amounts are calculated with the denominator referenced in footnote (1) at June 30, 2022. We calculated net income (loss) per common share-diluted of $0.08 and $(0.23), respectively, using the weighted average diluted shares outstanding during the three and six months ended June 30, 2022.

(3)

In November 2021, our Board authorized and approved the continued use of our existing share repurchase program to repurchase up to $20.0 million of our outstanding common stock. We purchased 826,811 shares for $10.0 million through June 30, 2022.

(4)	We calculated common stock book value as total stockholders’ equity of $442.3 million less preferred stock equity of $226.5 million at June 30, 2022.

Management Agreement Equity

Our monthly base management fee, as defined in our Management Agreement, is equal to the greater of (i) 1/12 of the amount of our equity multiplied by 1.50% or (ii) $442,000 through July 31, 2022 and is calculated and paid monthly in arrears.

The following table summarizes the calculation of equity, as defined in the Management Agreement (in thousands):

Amount
At June 30, 2022:
Proceeds from capital stock issuances, net (1)	$1,330,512
Retained earnings, net (2)	(648,458)
Payments for repurchases of capital stock, net	(235,953)
Total	$446,101

(1)	Deducts underwriting discounts and commissions and other expenses and costs relating to such issuances.
(2)	Excludes non-cash equity compensation expense incurred to date.

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

(Back to Index)

(Back to Index)

The following table provides a reconciliation from GAAP net income (loss) allocable to common shares to EAD allocable to common shares for the periods presented (in thousands, except per share data and amounts in the footnotes):

	For the Three Months Ended				For the Six Months Ended
	June 30,				June 30,
	2022	Per Share Data	2021	Per Share Data	2022	Per Share Data	2021	Per Share Data
Net income (loss) allocable to common shares - GAAP	$690	$0.08	$10,071	$1.04	$(2,081)	$(0.23)	$20,539	$2.06

Reconciling items from continuing operations:
Non-cash equity compensation expense	991	0.11	171	0.02	1,735	0.19	190	0.02
Non-cash provision for (recovery of) CRE credit losses, net	524	0.06	(10,343)	(1.06)	(1,278)	(0.14)	(15,984)	(1.60)
Realized loss on core activities (1)	—	—	—	—	—	—	(5,246)	(0.53)
Unrealized gain on core activities (1)	—	—	—	—	—	—	(878)	(0.09)
Real estate depreciation and amortization	1,564	0.18	467	0.05	2,955	0.32	998	0.10
Non-cash amortization of discounts or premiums associated with borrowings	280	0.03	848	0.09	1,126	0.13	1,670	0.17
Net income from non-core assets (2)	(76)	(0.01)	(87)	(0.02)	(730)	(0.08)	(120)	(0.01)

Reconciling items from CRE assets:
Net interest income on legacy CRE assets (2)	—	—	(157)	(0.02)	(29)	—	(318)	(0.03)
Earnings Available for Distribution allocable to common shares	$3,973	$0.45	$970	$0.10	$1,698	$0.19	$851	$0.09

Weighted average common shares - diluted on Earnings Available for Distribution allocable to common shares	8,914		9,721		8,992		9,961

Earnings Available for Distribution per common share - diluted	$0.45		$0.10		$0.19		$0.09

(1)

In March 2021, the CMBS portfolio was sold for $3.0 million, representing a total realized loss of $5.2 million that was included in EAD during the three months ended March 31, 2021. Unrealized gain on core activities includes the unrealized gains and losses on the residual CMBS portfolio, which were previously excluded from EAD.

(2)

Non-core assets are investments and securities owned by us at the initial measurement date in (i) commercial finance, (ii) middle market lending, (iii) residential mortgage lending, (iv) legacy CRE loans designated as held for sale and (v) other non-CRE assets included in assets held for sale.

EAD in accordance with the Management Agreement, which excludes incentive compensation payable, was $4.0 million, or $0.45 per common share outstanding, for the three months ended June 30, 2022. There was no incentive compensation payable for the three months ended June 30, 2022.

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

For the three months ended June 30, 2022, our EAD, as defined in the Management Agreement, did not exceed the Incentive Compensation Hurdle.

Commencing with the quarter ending December 31, 2022, incentive compensation will be calculated and payable in arrears in an amount, not less than zero, equal to:

(Back to Index)

(Back to Index)

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

During the six months ended June 30, 2022, our principal sources of liquidity were:  (i) gross proceeds of $298.5 million from our CRE - term warehouse financing facilities, (ii) gross proceeds of $150.1 million from CRE whole loan purchases by our managed CRE securitizations ACR 2021-FL1 and ACR 2021-FL2, (iii) net proceeds of $39.2 million from repayments on our CRE loan portfolio, (iv) proceeds of $30.0 million from our senior secured financing facility, (v) net proceeds of $18.7 million for a mortgage payable for one of our real estate properties, (vi) net proceeds of $13.7 million from the liquidation of one of our CRE securitizations and (vii) proceeds of $12.2 million from the purchase of loan advances by our managed CRE securitizations ACR 2021-FL1 and ACR 2021-FL2. These sources of liquidity were offset by our deployments in CRE whole loans and real estate investments, payoffs and paydowns on our CRE – term warehouse and senior secured financing facilities, the partial repurchase and extinguishment of our 4.50% Convertible Senior Notes, repurchases of common stock, distributions on our preferred stock and ongoing operating expenses that substantially resulted in the $34.9 million of unrestricted cash we held at June 30, 2022.

In October 2021, we entered into a Preferred ATM Agreement with our Manager and JonesTrading Institutional Services LLC, as placement agent, pursuant to which we may issue and sell from time to time up to 2.2 million shares of Series D Preferred Stock. We have not issued any shares under this agreement in 2022.

In November 2021, our Board authorized and approved the continued use of our existing share repurchase program up to $20.0 million of our outstanding common stock.

The outstanding balance of our loan to ACRES Capital Corp., the parent of our Manager, was $11.5 million and $11.6 million at June 30, 2022 and December 2021, respectively. The note bears interest at 3.00% per annum, payable monthly, and matures in July 2026, subject to two one-year extensions, at ACRES Capital Corp.’s option, and amortizes at a rate of $25,000 per month.

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

The issuances of ACR 2021-FL1 and ACR 2021-FL2 include 24-month reinvestment periods ending in May 2023 and December 2023, respectively, that allow us to reinvest CRE loan payoffs and paydowns into the securitizations upon the satisfaction of certain eligibility and reinvestment criteria along with rating agency approval. The reinvestment features of the securitizations will allow us to extend the securitizations’ financing capabilities at attractive weighted-average rates by increasing the useful lives of the senior notes through the reinvestment of loan proceeds into new loans. We are also able to acquire future funding participations of the collateral in the securitizations during the reinvestment period. We had $24.4 million ($4.1 million at ACR 2021-FL1 and $20.3 million at ACR 2021-FL2) of reinvestment proceeds available to purchase eligible CRE loans and participations at June 30, 2022. We may also seek to enhance the returns on our investments in real estate through asset specific leverage. At June 30, 2022, we had a mortgage payable of $18.7 million on our student housing development project in Tallahassee, Florida. The mortgage note, has a maximum principal balance of $20.4 million, is interest only, bears interest of one-month SOFR plus a spread of 3.80% and matures in April 2025, subject to two one-year extensions.

We were in compliance with all of our covenants at June 30, 2022 in accordance with the terms provided in agreements with our lenders.

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

At June 30, 2022, we had a senior secured financing facility, term warehouse financing facilities and a mortgage payable as summarized below (in thousands, except amounts in footnotes):

	Execution Date	Maturity Date	Maximum Capacity	Principal Outstanding	Availability
Senior Secured Financing Facility (1)
Massachusetts Mutual Life Insurance Company	July 2020	July 2027	$250,000	$19,875	$230,125
CRE - Term Warehouse Financing Facilities (2)
Barclays Bank PLC	April 2018	October 2022	$250,000	$—	$250,000
JPMorgan Chase Bank, N.A.	October 2018	October 2024	$250,000	$209,097	$40,903
Morgan Stanley Mortgage Capital Holdings LLC	November 2021	November 2024	$250,000	$122,303	$127,697
Mortgage Payable (3)
Readycap Commercial, LLC	April 2022	April 2025	$20,375	$18,710	$1,665
Total				$369,985

(1)	Facility principal outstanding excludes deferred debt issuance costs of $3.1 million at June 30, 2022.
(2)	Facility principal outstanding excludes accrued interest payable of $409,000 and deferred debt issuance costs and discounts of $3.4 million at June 30, 2022.
(3)	Mortgage payable principal outstanding excludes deferred debt issuance costs of $569,000 at June 30, 2022.

(Back to Index)

(Back to Index)

The following table summarizes the average principal outstanding on our senior secured financing facility, term warehouse financing facilities and mortgage payable during the three months ended June 30, 2022 and December 31, 2021 and the principal outstanding on our senior secured financing facility, term warehouse financing facilities and mortgage payable at June 30, 2022 and December 31, 2021 (in thousands, except amounts in footnotes):

	Three Months Ended June 30, 2022	June 30, 2022	Three Months Ended December 31, 2021	December 31, 2021
	Average Principal Outstanding	Principal Outstanding (1)(2)(3)	Average Principal Outstanding	Principal Outstanding (1)(2)
Financing Arrangement
Senior secured financing facility	$437	$19,875	$32,021	$—
Term warehouse financing facilities - CRE loans	268,879	331,400	397,744	71,020
Mortgage payable	17,888	18,710	—	—
Total	$287,204	$369,985	$429,765	$71,020

(1)

Excludes accrued interest payable on the senior secured financing facility collateralized by CRE loans and investments in real estate of $31,000 and $26,000 at June 30, 2022 and December 31, 2021, respectively. Also excludes deferred debt issuance costs on the senior secured financing facility of $3.1 million and $3.4 million at June 30, 2022 and December 31, 2021, respectively.

(2)

Excludes accrued interest payable on term warehouse financing facilities collateralized by CRE loans of $409,000 and $58,000 and deferred debt issuance costs and discounts of $3.4 million and $4.3 million at June 30, 2022 and December 31, 2021, respectively.

(3)	Excludes deferred debt issuance costs on mortgage payable of $569,000 at June 30, 2022.

The following table summarizes the maximum month-end principal outstanding on our senior secured financing facility, term warehouse financing facilities and our mortgage payable during the periods presented (in thousands):

	Maximum Month-End Principal Outstanding During the
	Six Months Ended	Years Ended December 31,
	June 30, 2022	2021	2020
Financing Arrangement
Senior secured financing facility	$19,875	$77,407	$128,495
Term warehouse financing facilities - CRE loans (1)	$356,005	$423,585	$598,635
Mortgage payable	$18,710	$—	$—

(1)	Decreases in the maximum month-end outstanding principal balances for the periods presented resulted from the financing of CRE loans into our CRE securitizations.

Historically, we have financed the acquisition of our investments through collateralized debt obligations and collateralized loan obligations (sometimes collectively referred to as CLOs or CRE debt securitizations) that essentially match the maturity and repricing dates of these financing vehicles with the maturities and repricing dates of our investments. In the past, we have derived substantial operating cash from our equity investments in our CLOs, which will cease if the securitizations fail to meet certain tests. Through June 30, 2022, we did not experience difficulty in maintaining our existing CLO financing and passed all of the critical tests required by these financings.

The following table sets forth the distributions received by us and coverage test summaries for our active securitizations for the periods presented (in thousands, except amount in the footnotes):

	Cash Distributions		Overcollateralization Cushion (1)
Name	For the Six Months Ended June 30, 2022	For the Year Ended December 31, 2021	At June 30, 2022	At the Initial Measurement Date	Permitted Funded Companion Participation Acquisition Period End	Reinvestment Period End (2)
ACR 2021-FL1	$10,446	$17,727	$6,758	$6,758	N/A	May 2023
ACR 2021-FL2	$6,410	$—	$5,652	$5,652	N/A	December 2023

(1)	Overcollateralization cushion represents the amount by which the collateral held by the securitization issuer exceeds the minimum amount required.
(2)	The reinvestment period is the period in which principal proceeds received before the end of the period may be used to acquire CRE loans for reinvestment into the securitization.

(Back to Index)

(Back to Index)

The following table sets forth the distributions received by us and liquidation details for our liquidated securitizations for the periods presented (in thousands):

	Cash Distributions		Liquidation Details
Name	For the Six Months Ended June 30, 2022	For the Year Ended December 31, 2021	Liquidation Date	Remaining Assets at the Liquidation Date (1)
XAN 2019-RSO7	$—	$9,339	May 2021	$391,168
XAN 2020-RSO9 (2)	$14,308	$7,944	February 2022	$111,335
XAN 2020-RSO8	$1,628	$13,830	March 2022	$171,225

(1)	The remaining assets at the liquidation date were distributed to us in exchange for our notes owned and preference shares in the respective securitization.
(2)	Cash distributions for the six months ended June 30, 2022 included a principal distribution on our preference share at liquidation of $13.5 million for XAN 2020-RSO9.

At July 22, 2022, our liquidity consisted of $46.8 million of unrestricted cash and cash equivalents and $71.4 million of unlevered financeable CRE loans.

Our leverage ratio, defined as the ratio of borrowings to stockholders’ equity, may vary as a result of the various funding strategies we use. At June 30, 2022 and December 31, 2021, our leverage ratio was 4.2 and 4.0 times, respectively. The leverage ratio increased during the period due to the increase in asset specific borrowing while being offset by the decrease in stockholders’ equity primarily from our common stock repurchase program.

Net Operating Losses and Loss Carryforwards

The following table sets forth the net operating losses and loss carryforwards for the periods presented (in millions):

Tax Asset Item	Tax Year Recognized	REIT (QRS) Ordinary Losses	REIT (QRS) Capital Losses	TRS Ordinary Losses	TRS Capital Losses
Net Operating Loss Carryforwards:
Historical	Prior Years	-	-	$58.7	-
Per tax return	2020 Return	$47.7	-	$1.5	-
Estimated - realized in 2021	2021	$5.3	-	-	-
Estimated - realized in 2022	2022	$9.5	-	-	-
Net Capital Loss Carryforwards:
Historical	Prior Years	-	$6.8	-	$1.0
Per tax return	2020 Return	-	$126.3	-	-
Estimated capital losses	2021 Return	-	$6.0	-	-
Total tax asset estimates		$62.5	$139.1	$60.2	$1.0
Tax asset useful life		Unlimited	5 years	Various	5 years
We generated approximately $47.7 million of net operating losses (“NOL”) during the year ended December 31, 2020, which was reported on our tax return that was finalized and filed in October 2021. This amount can generally be carried forward to offset both ordinary taxable income and capital gains in future years. Additionally, we estimate that we will generate approximately $5.3 million and $9.5 million, respectively, of operating losses in during 2021 and 2022. These amounts will offset taxable income in the year they occur, and any excess will be carried forward as additional NOL. The Tax Cuts and Jobs Act (“TCJA”) along with revisions made by the Coronavirus Aid, Relief, and Economic Security Act (“CARES”) reduced the deduction for NOLs to 80% of taxable income and granted an indefinite carryforward period.

Additionally, we generated a cumulative total $136.9 million of net capital losses as of December 31, 2020, of which approximately $3.8 million expired as of the year ended December 31, 2021. We estimate that we will generate approximately $6.0 million of net capital losses for the year ended December 31, 2021. A net capital loss may be carried forward up to five years to offset future capital gains. NOL carryforwards and expired net capital losses for the year ended December 31, 2021 are subject to the finalization of our 2021 tax return, which we expect to file in October 2022.

We also have tax assets in our taxable REIT subsidiaries (“TRS”). These tax assets are analyzed and disclosed quarterly in our financial statements. As of December 31, 2020, our TRSs have approximately $39.9 million of pre-TCJA NOLs, some of which are set to expire beginning in 2044. The TRSs also have approximately $20.3 million of NOLs with an indefinite carryforward period and net capital losses of approximately $969,000.

Distributions

We did not pay distributions on our common shares during the six months ended June 30, 2022, as we were focused on prudently retaining and managing sufficient excess liquidity in connection with the economic impact of the COVID-19 pandemic. As a

(Back to Index)

(Back to Index)

result of losses during the year ended December 31, 2020, we received significant NOL carryforwards and net capital loss carryforwards, as finalized in our 2020 tax return. Therefore, we did not pay, nor were we required to pay, distributions on our common shares during the six months ended June 30, 2022. We intend to retain taxable income by utilizing our NOL carryforwards and expect to generate capital gains to use a portion of our net capital loss carryforwards, thereby growing book value and our investable equity base. As we continue to take steps necessary to stabilize our Earnings Available for Distribution, our Board will establish a plan for the prudent resumption of the payment of common share distributions. No assurance, however, can be given as to the amounts or timing of future distributions as such distributions are subject to our earnings, financial condition, capital requirements and such other factors as our Board deems relevant.

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

Contractual Obligations and Commitments

	Contractual Commitments
	(dollars in thousands, except amounts in footnotes)
	Payments due by Period
	Total	Less than 1 Year	1 - 3 Years	3 - 5 Years	More than 5 Years
At June 30, 2022:
CRE securitizations	$1,242,223	$—	$—	$—	$1,242,223
Senior secured financing facility (1)	19,875	—	—	—	19,875
CRE - term warehouse financing facilities (2)	331,810	—	331,810	—	—
Mortgage payable (3)	18,710	—	18,710	—	—
4.50% Convertible Senior Notes (4)	48,175	48,175	—	—	—
5.75% Senior Unsecured Notes (5)	150,000	—	—	150,000	—
Unsecured junior subordinated debentures (6)	51,548	—	—	—	51,548
Unfunded commitments on CRE loans (7)	167,888	18,008	149,880	—	—
Base management fees (8)	6,692	6,692	—	—	—
Total	$2,036,921	$72,875	$500,400	$150,000	$1,313,646

(1)	Contractual commitments exclude $31,000 of accrued interest payable at June 30, 2022 on our senior secured financing facility.
(2)	Contractual commitments include $409,000 of accrued interest payable at June 30, 2022 on our term warehouse financing facilities.
(3)	Contractual commitments exclude $52,000 of accrued interest payable at June 30, 2022 on our mortgage payable.
(4)

Contractual commitments exclude $1.1 million of interest expense payable through maturity, in August 2022, on our 4.50% Convertible Senior Notes. We expect to fully redeem our 4.50% Convertible Senior Notes in cash upon maturity on August 15, 2022.

(5)	Contractual commitments exclude $38.8 million of interest expense payable through maturity, in August 2026, on our 5.75% Senior Unsecured Notes.
(6)	Contractual commitments exclude $26.5 million and $27.3 million of estimated interest expense payable through maturity, in June 2036 and October 2036, respectively, on our trust preferred securities.
(7)

Unfunded commitments on our originated CRE loans generally fall into two categories: (i) pre-approved capital improvement projects and (ii) new or additional construction costs subject, in each case, to the borrower meeting specified criteria. Upon completion of the improvements or construction, we would receive additional interest income on the advanced amount. At June 30, 2022, we had unfunded commitments on 64 CRE whole loans.

(8)

Base management fees presented are based on an estimate of base management fees payable to our Manager over the next 12 months. Our Management Agreement also provides for an incentive compensation arrangement that is based on operating performance. The incentive compensation is not a fixed and determinable amount, and therefore it is not included in this table.

Off-Balance Sheet Arrangements

General

At June 30, 2022, we did not maintain any relationships with unconsolidated entities or financial partnerships that were established for the purpose of facilitating off-balance sheet arrangements or contractually narrow or limited purposes, although we do have interests in unconsolidated entities not established for those purposes. Except as set forth below, we had not guaranteed obligations of any unconsolidated entities or entered into any commitment or letter of intent to provide additional funding to any such entities at June 30, 2022.

(Back to Index)

(Back to Index)

Unfunded CRE Loan Commitments

In the ordinary course of business, we make commitments to borrowers whose loans are in our CRE loan portfolio to provide additional loan funding in the future. Disbursement of funds pursuant to these commitments is subject to the borrower meeting pre-specified criteria. These commitments are subject to the same underwriting requirements and ongoing portfolio maintenance as are the on-balance sheet financial investments that we hold. Since these commitments may expire without being drawn upon, the total commitment amount does not necessarily represent future cash requirements. Whole loans had $167.9 million and $157.6 million in unfunded loan commitments at June 30, 2022 and December 31, 2021, respectively. Unfunded commitments are not considered in the CECL reserve if they are unconditionally cancellable.

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

At June 30, 2022, the primary components of our market risk were credit risk, counterparty risk, financing risk, and interest rate risk, as described below. While we do not seek to avoid risk completely, we do seek to assume risk that can be quantified from historical experience, to actively manage that risk, to earn sufficient compensation to justify assuming that risk and to maintain capital levels consistent with the risk we undertake or to which we are exposed.

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

In addition, we are exposed to the risks generally associated with the CRE market, including variances in occupancy rates, capitalization rates, absorption rates, and other macroeconomic factors beyond our control. We seek to manage these risks through our underwriting and asset management processes.

The COVID-19 pandemic has significantly impacted the CRE markets, causing reduced occupancy, requests from tenants for rent deferral or abatement, and delays in construction and development projects currently planned or underway. Our portfolio includes loans collateralized by multifamily, hotel, retail and other property types that are particularly negatively impacted by the pandemic. Approximately 77.5% of our portfolio is in multifamily properties. Residents that experience deteriorating financial conditions as a result of the pandemic may be unwilling or unable to pay rent in full on a timely basis. Furthermore, numerous state, local and federal regulations have also imposed restrictions at present on the borrower’s ability to enforce residents’ contractual lease obligations, and this will affect their ability to collect rent or enforce remedies for the failure to pay rent. Approximately 5.8% of our portfolio is in hotel properties. While many restrictions on hotels have eased, the industry is still experiencing a significant reduction of operations resulting in a decline in group, business and leisure travel. Travelers may continue to be wary to travel despite the easing of restrictions because of concerns of risk of contagion or curtailment of leisure travel due to the economic recession. Approximately 0.7% of our portfolio is in retail properties. While government restrictions effecting retail have eased, complete or partial closure of many retail properties have resulted from tenant action. The reduced economic activity severely impacts the tenants’ businesses, financial condition and liquidity and may result in the tenants being unwilling or unable to meet their obligations to the borrower in part or in full.

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

Interest Rate Risk

Our business model is such that rising interest rates will typically increase our net income, while declining interest rates will typically decrease net income, subject to the impact of interest rate floors. As of June 30, 2022, 99.8% of our CRE loan portfolio by par value earned a floating rate of interest and were financed with liabilities that both pay interest at floating rates and that are fixed. Floating-rate loans financed with fixed rate liabilities have a negative correlation with declining interest rates to the extent of our financing. The remaining approximate 0.2% of our CRE loan portfolio by par value earned a fixed rate of interest. Fixed rate loans financed with floating rate liabilities have a negative correlation with rising interest rates to the extent of our financing. To the extent that interest rate floors on our floating-rate CRE loans are in the money, our net interest will have a negative correlation with rising interest rates to the extent of those interest rate floors. Our floating-rate loan portfolio of $2.1 billion had a weighted-average benchmark floor of 0.62% at June 30, 2022, which excludes one floating-rate loan without a benchmark floor. Additionally, approximately 20.6% of the interest rate floors in our CRE loan portfolio were in the money at June 30, 2022.

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

The following table estimates the hypothetical impact on our net interest income assuming an immediate increase or decrease of 100 basis points in the applicable interest rate benchmark (in thousands, except per share data):

	Three Months Ended June 30, 2022
At June 30, 2022	100 Basis Point Decrease (4)		100 Basis Point Increase
Net Assets Subject to Interest Rate Sensitivity (1)(2)(3)	Increase (Decrease) to Net Interest Income	Increase (Decrease) to Net Interest Income per Share	Increase (Decrease) to Net Interest Income	Increase (Decrease) to Net Interest Income per Share
$459,070	$500	$0.06	$310	$0.03

(1)	Includes our floating-rate CRE loans at June 30, 2022.
(2)	Includes amounts outstanding on our securitizations, CRE term warehouse financing facilities, senior secured financing facility and unsecured junior subordinated debentures.
(3)	Certain of our floating rate loans are subject to a benchmark floor.
(4)	Decrease in rates assumes the applicable benchmark rate does not fall below 0%.

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

(Back to Index)

(Back to Index)

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended June 30, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

(Back to Index)

(Back to Index)

PART II

ITEM 1.	LEGAL PROCEEDINGS

We may become involved in litigation on various matters due to the nature of our business activities. The resolution of these matters may result in adverse judgments, fines, penalties, injunctions and other relief against us as well as monetary payments or other agreements and obligations. In addition, we may enter into settlements on certain matters in order to avoid the additional costs of engaging in litigation. Except as discussed below, we are unaware of any contingencies arising from such litigation that would require accrual or disclosure in the consolidated financial statements at June 30, 2022.

Our subsidiary, Primary Capital Mortgage, LLC (“PCM”), is subject to potential litigation related to claims for repurchases or indemnifications on loans that PCM has sold to third parties. At June 30, 2022 and December 31, 2021, no such litigation demand was outstanding. Reserves for such litigation demands are included in the reserve for mortgage repurchases and indemnifications that totaled $1.2 million and $1.3 million at June 30, 2022 and December 31, 2021, respectively. The reserves for mortgage repurchases and indemnifications are included in liabilities held for sale on the consolidated balance sheets. As of June 30, 2022, we have substantially completed disposing of PCM’s business.

ITEM 1A.	RISK FACTORS

Our Annual Report on Form 10-K for the year ended December 31, 2021 filed with the Securities and Exchange Commission (“SEC”) includes detailed discussion of our risk factors under the heading “Risk Factors”.  Set forth below are certain additional factors related to our investments in real estate.

Real estate ownership is subject to particular conditions that may have a negative impact on our results of operations.

We are subject to all of the inherent risks associated with the ownership of real estate. We may not be successful in the development or redevelopment/expansion of the acquired properties. In addition, the real estate investments may not perform as well as expected, impacting our anticipated return on investment. We are subject to other risks in connection with any acquisition, development and redevelopment/expansion activities, including the following:

•	acquisition or construction costs of a project may be higher than projected, potentially making the project unfeasible or unprofitable;
•	development, redevelopment or expansions may take considerably longer than expected, delaying the commencement due to supply chain disruptions;
•	we may be unable to obtain zoning, occupancy or other governmental approvals; and
•	occupancy rates and rents may not meet our projections and the project may not be accretive.

We risk the loss of our investment if a development or redevelopment/expansion project is unsuccessful, either because it is not meeting our expectations when operational or was not completed according to the project planning.

For a discussion of additional risks associated with our investments in real estate, see our Annual Report on Form 10-K for the year ended December 31, 2022 – “Risks Related to Our Investments – Our investments in real estate and commercial mortgage loans, mezzanine loans and CRE equity investments are subject to the risks inherent in owning the real estate securing or underlying those investments that could result in losses to us.”

Real estate property investments are illiquid. We may not be able to dispose of properties when desired or on favorable terms.

Real estate investments are relatively illiquid. Our ability to quickly sell or exchange any of our properties in response to changes in economic and other conditions will be limited. No assurances can be given that we will recognize full value, at a price and at terms that are acceptable to us, for any property that we are required to sell for liquidity reasons. Our inability to respond rapidly to changes in the performance of our investments could adversely affect our financial condition and results of operations.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

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

The following table presents information about our common stock repurchases made during the six months ended June 30, 2022 in accordance with our repurchase program (dollars in thousands, except per share data):

	Common Stock
Period	Total Number of Shares Purchased	Average Price Paid per Share (1)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Program	Approximate Dollar Value of Shares that may yet be Purchased under the Plans or Programs
January 3, 2022 - January 31, 2022	153,522	$12.53	153,522	$14,409
February 1, 2022 - February 28, 2022	85,777	$12.05	85,777	$13,377
March 1, 2022 - March 31, 2022	75,253	$12.33	75,253	$12,450
April 1, 2022 - April 29, 2022	60,410	$13.06	60,410	$11,662
May 2, 2022 - May 31, 2022	45,743	$10.91	45,743	$11,164
June 1, 2022 - June 30, 2022	131,577	$9.19	131,577	$9,957

(1)	The average price paid per share as reflected above includes broker fees and commissions.

ITEM 6.	EXHIBITS

Exhibit No.	Description
2.1	Asset Purchase Agreement, dated June 6, 2017, by and among Stearns Lending, LLC, Primary Capital Mortgage, LLC, and Resource Capital Corp. (32)
2.1(b)	Mortgage Loan Sale and Purchase Agreement, dated May 29, 2019, by and between RCC Real Estate, Inc. and C-III Commercial Mortgage LLC. (44)
3.1(a)	Amended and Restated Articles of Incorporation of Resource Capital Corp. (1)
3.1(b)	Articles of Amendment to Restated Certificate of Incorporation of Resource Capital Corp. (27)
3.1(c)	Articles Supplementary 8.625% Fixed-to-Floating Series C Cumulative Redeemable Preferred Stock. (8)
3.1(d)	Articles Supplementary 7.875% Series D Cumulative Redeemable Preferred Stock, as corrected. (59)
3.1(e)	Articles of Amendment, effective May 25, 2018. (39)
3.1(f)	Articles of Amendment, effective February 16, 2021. (56)
3.1(g)	Articles of Amendment, effective May 28, 2021. (60)
3.2	Fourth Amended and Restated Bylaws of ACRES Commercial Realty Corp. (56)
4.1(a)	Form of Certificate for Common Stock for Resource Capital Corp. (1)
4.1(b)	Form of Certificate for 8.625% Fixed-to-Floating Series C Cumulative Redeemable Preferred Stock. (8)
4.1(c)	Form of Certificate for 7.875% Series D Cumulative Redeemable Preferred Stock. (59)
4.2(a)	Junior Subordinated Indenture between Resource Capital Corp. and Wells Fargo Bank, N.A., dated May 25, 2006. (2)
4.2(b)	Amendment to Junior Subordinated Indenture and Junior Subordinated Note due 2036 between Resource Capital Corp. and Wells Fargo Bank, N.A., dated October 26, 2009 and effective September 30, 2009. (6)
4.3(a)	Amended and Restated Trust Agreement among Resource Capital Corp., Wells Fargo Bank, N.A., Wells Fargo Delaware Trust Company and the Administrative Trustees named therein, dated May 25, 2006. (2)
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

(Back to Index)

(Back to Index)

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

Second Amendment to Fourth Amended and Restated Management Agreement, dated as of May 6, 2022, by and among ACRES Commercial Realty Corp. f/k/a Exantas Capital Corp., ACRES Capital, LLC and ACRES Capital Corp. (71)

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

Fourth Amendment to Loan and Servicing Agreement, dated as of April 12, 2022, among RCC Real Estate SPE Holdings LLC, RCC Real Estate SPE 9 LLC, the Lenders party thereto and Massachusetts Mutual Life Insurance Company and Wells Fargo Bank, National Association as the Administrative Agent. (71)

10.5(f)

Fifth Amendment to Loan and Servicing Agreement, dated as of July 26, 2022, among RCC Real Estate SPE Holdings LLC, RCC Real Estate SPE 9 LLC, the Lenders party thereto and Massachusetts Mutual Life Insurance Company and Wells Fargo Bank, National Association as the Administrative Agent. (72)

10.5(g)

Guaranty, dated as of July 31, 2020, by Exantas Capital Corp., and each of Exantas Real Estate Funding 2018-RSO6 Investor, LLC, Exantas Real Estate Funding 2019-RSO7 Investor, LLC, and Exantas Real Estate Funding 2020-RSO8 Investor, LLC, in favor of the Secured Parties. (51)

10.5(h)	Guaranty, dated May 25, 2021 between Exantas Phili Holdings, LLC in favor of the Secured Parties. (71)
10.5(i)	Guaranty, dated May 25, 2021 between 65 E. Wacker Holdings, LLC in favor of the Secured Parties. (71)
10.5(j)	Guaranty, dated May 25, 2021 between Plymouth Meeting Holdings, LLC in favor of the Secured Parties. (71)
10.5(k)	Pledge and Guaranty Agreement, dated August 16, 2021 between ACRES Real Estate TRS 9 LLC in favor of the Secured Parties. (71)
10.5(l)	Guaranty, dated April 12, 2022 between Appleton Hotel Holdings, LLC and Appleton Hotel Leasing, LLC in favor of the Secured Parties. (71)
10.6(a)	Note and Warrant Purchase Agreement, dated as of July 31, 2020, by and among Exantas Capital Corp. and the Purchasers signatory thereto. (51)
10.6(b)	Agreement between the Company, OCM XAN Holdings PT, LLC and the Massachusetts Mutual Life Insurance Company, dated August 18, 2021. (64)
10.6(c)	Amendment No. 1 to Note and Warrant Purchase Agreement, dated January 31, 2022, between ACRES Commercial Realty Corp. and the Purchasers signatory thereto (69)
10.7	Promissory Note, dated as of July 31, 2020, issued by ACRES Capital Corp. to RCC Real Estate, Inc. (51)
10.8(a)	Manager Incentive Plan. (58)
10.8(b)	Form of Stock Award Agreement Under the Manager Incentive Plan. (61)
10.9	Equity Distribution Agreement, dated October 4, 2021, by and among ACRES Commercial Realty Corp., ACRES Capital, LLC and JonesTrading Institutional Services LLC. (66)
31.1	Rule 13a-14(a)/Rule 15d-14(a) Certification of Chief Executive Officer.
31.2	Rule 13a-14(a)/Rule 15d-14(a) Certification of Chief Financial Officer.
32.1	Certification Pursuant to 18 U.S.C. Section 1350.
32.2	Certification Pursuant to 18 U.S.C. Section 1350.
99.1(a)	Master Repurchase Agreement between RCC Real Estate SPE 7, LLC and Barclays Bank PLC, dated as of April 10, 2018. (38)
99.1(b)	First Amendment to Master Repurchase Agreement between RCC Real Estate SPE 7, LLC and Barclays Bank PLC dated as of March 9, 2021. (57)

(Back to Index)

(Back to Index)

99.1(c)	Second Amendment to Master Repurchase Agreement and First Amendment to Fee Letter, dated October 29, 2021, between RCC Real Estate SPE 7, LLC and Barclays Bank PLC. (67)
99.1(d)	Third Amendment to Master Repurchase Agreement, dated February 3, 2022, between RCC Real Estate SPE 7, LLC and Barclays Bank PLC.
99.1(e)	Guaranty dated as of April 10, 2018, made by Resource Capital Corp., as guarantor, in favor of Barclays Bank PLC. (38)
99.1(f)	First Amendment to Guaranty dated as of May 7, 2020, made by Exantas Capital Corp., f/k/a Resource Capital Corp., as guarantor, in favor of Barclays Bank PLC. (50)
99.1(g)	Second Amendment to Guaranty, dated October 2, 2020, made by Exantas Capital Corp. as guarantor in favor of Barclays Bank PLC. (54)
99.1(h)	Third Amendment to Guaranty, dated October 29, 2021, made by ACRES Commercial Realty Corp. as guarantor in favor of Barclays Bank PLC. (67)
99.2(a)	Master Repurchase Agreement for $250,000,000 between RCC Real Estate SPE 8, LLC, as Seller, and JPMorgan Chase Bank, National Association, as Buyer, dated October 26, 2018. (40)
99.2(b)	First Amendment to Uncommitted Master Repurchase Agreement dated as of August 14, 2020 between RCC Real Estate SPE 8, LLC and JPMorgan Chase Bank, National Association. (55)
99.2(c)	Amendment No. 2 to Master Repurchase Agreement, dated September 1, 2021 between RCC Real Estate SPE 8, LLC and JPMorgan Chase Bank, National Association. (65)
99.2(d)

Amendment No. 3 to Master Repurchase Agreement and Guarantee Agreement, dated October 26, 2021 between RCC Real Estate SPE 8, LLC, JPMorgan Chase Bank, National Association and ACRES Commercial Realty Corp., as guarantor (67)

99.2(e)	Guarantee made by Exantas Capital Corp., as guarantor, in favor of JPMorgan Chase Bank, National Association, dated October 26, 2018. (40)
99.2(f)	First Amendment to Guarantee Agreement, dated May 6, 2020, between Exantas Capital Corp. and JPMorgan Chase Bank, National Association. (50)
99.2(g)	Amendment No. 2 To Guarantee Agreement, dated October 2, 2020 between Exantas Capital Corp. and JPMorgan Chase Bank, National Association. (54)
99.3(a)

Master Repurchase and Securities Contract Agreement between ACRES Real Estate SPE 10, LLC, as Seller, and Morgan Stanley Mortgage Capital Holdings LLC, as Administrative Agent, dated November 3, 2021.(68)

99.3(b)

First Amendment to Master Repurchase and Securities Contract Agreement, dated January 28, 2022, between ACRES Real Estate SPE 10, LLC and Morgan Stanley Mortgage Capital Holdings LLC, as Administrative Agent. (69)

99.3(c)	Guaranty made by ACRES Commercial Realty Corp., as Guarantor, in favor of Morgan Stanley Mortgage Capital Holdings LLC, dated November 3, 2021(68)
99.4(a)	Notice of Proposed Settlement of Shareholder Derivative Litigation. (43)
99.4(b)	Stipulation and Agreement of Settlement. (43)
99.5	Material Federal Income Tax Considerations. (70)
101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document.
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File.

(1)	Filed previously as an exhibit to the Company’s registration statement on Form S-11, Registration No. 333-126517.
(2)	Filed previously as an exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2006.
(3)	Filed previously as an exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2006.
(4)	Filed previously as an exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2013.
(5)	Filed previously as an exhibit to the Company’s Current Report on Form 8-K filed on June 26, 2014.
(6)	Filed previously as an exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2009.
(7)	Filed previously as an exhibit to the Company’s Registration Statement on Form S-11 (File No. 333-132836).
(8)	Filed previously as an exhibit to the Company’s Registration Statement on Form 8-A filed on June 9, 2014.
(9)	Filed previously as an exhibit to the Company’s Annual Report on Form 10-K for the year ended December 31, 2010.
(10)	RESERVED
(11)	RESERVED
(12)	RESERVED
(13)	Filed previously as an exhibit to the Company’s Current Report on Form 8-K filed on March 2, 2012.
(14)	Filed previously as an exhibit to the Company’s Current Report on Form 8-K filed on June 13, 2012.
(15)	RESERVED
(16)	RESERVED
(17)	RESERVED
(18)	Filed previously as an exhibit to the Company’s Current Report on Form 8-K filed on September 23, 2014.
(19)	RESERVED
(20)	Filed previously as an exhibit to the Company’s Current Report on Form 8-K filed on October 1, 2012.
(21)	RESERVED

(Back to Index)

(Back to Index)

(22)	Filed previously as an exhibit to the Company’s Current Report on Form 8-K filed on April 8, 2013.
(23)	Filed previously as an exhibit to the Company’s Current Report on Form 8-K filed on July 25, 2013.
(24)	Filed previously as an exhibit to the Company’s Current Report on Form 8-K filed on October 21, 2013.
(25)	Filed previously as an exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2014.
(26)	Filed previously as an exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2015.
(27)	Filed previously as an exhibit to the Company’s Current Report on Form 8-K filed on September 1, 2015.
(28)	RESERVED
(29)	Filed previously as an exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2016.
(30)	RESERVED
(31)	Filed previously as an exhibit to the Company’s Annual Report on Form 10-K for the year ended December 31, 2016.
(32)	Filed previously as an exhibit to the Company’s Current Report on Form 8-K filed on June 8, 2017.
(33)	Filed previously as an exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2017.
(34)	Filed previously as an exhibit to the Company’s Current Report on Form 8-K filed on August 16, 2017.
(35)	Filed previously as an exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2016.
(36)	RESERVED
(37)	Filed previously as an exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2017.
(38)	Filed previously as an exhibit to the Company’s Current Report on Form 8-K filed on April 12, 2018.
(39)	Filed previously as an exhibit to the Company’s Current Report on Form 8-K filed on May 25, 2018.
(40)	Filed previously as an exhibit to the Company’s Current Report on Form 8-K filed on October 30, 2018.
(41)	RESERVED
(42)	RESERVED
(43)	Filed previously as an exhibit to the Company’s Current Report on Form 8-K filed on March 27, 2019.
(44)	Filed previously as an exhibit to the Company’s Current Report on Form 8-K filed on May 30, 2019.
(45)	Filed previously as an exhibit to the Company’s Proxy Statement filed on April 18, 2019.
(46)	RESERVED
(47)	RESERVED
(48)	RESERVED
(49)	Filed previously as an exhibit to the Company’s Annual Report on Form 10-K for the year ended December 31, 2019.
(50)	Filed previously as an exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2020.
(51)	Filed previously as an exhibit to the Company’s Current Report on Form 8-K filed on August 3, 2020.
(52)	Filed previously as an exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2020.
(53)	Filed previously as an exhibit to the Company’s Current Report on Form 8-K filed on September 22, 2020.
(54)	Filed previously as an exhibit to the Company’s Current Report on Form 8-K filed on October 7, 2020.
(55)	Filed previously as an exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2020.
(56)	Filed previously as an exhibit to the Company’s Current Report on Form 8-K filed on February 18, 2021.
(57)	Filed previously as an exhibit to the Company’s Annual Report on Form 10-K for the year ended December 31, 2020.
(58)	Filed previously as an exhibit to the Company’s Proxy Statement filed on April 12, 2021.
(59)	Filed previously as an exhibit to the Company’s Current Report on Form 8-K filed on May 21, 2021.
(60)	Filed previously as an exhibit to the Company’s Current Report on Form 8-K filed on June 1, 2021.
(61)	Filed previously as an exhibit to the Company’s Current Report on Form 8-K filed on June 9, 2021.
(62)	Filed previously as an exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2021.
(63)	Filed previously as an exhibit to the Company’s Current Report on Form 8-K filed on August 17, 2021.
(64)	Filed previously as an exhibit to the Company’s Current Report on Form 8-K filed on August 20, 2021.
(65)	Filed previously as an exhibit to the Company’s Current Report on Form 8-K filed on September 2, 2021.
(66)	Filed previously as an exhibit to the Company’s Current Report on Form 8-K filed on October 7, 2021.
(67)	Filed previously as an exhibit to the Company’s Current Report on Form 8-K filed on October 29, 2021.
(68)	Filed previously as an exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2021.
(69)	Filed previously as an exhibit to the Company’s Current Report on Form 8-K filed on February 3, 2022.
(70)	Filed previously as an exhibit to the Company’s Annual Report on Form 10-K for the year ended December 31, 2021.
(71)	Filed previously as an exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2022.
(72)	Filed previously as an exhibit to the Company’s Current Report on Form 8-K filed on July 27, 2022.

(Back to Index)

(Back to Index)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ACRES COMMERCIAL REALTY CORP.
(Registrant)

August 8, 2022	By:	/s/ Mark Fogel
Mark Fogel
President & Chief Executive Officer

August 8, 2022	By:	/s/ David J. Bryant
David J. Bryant
Senior Vice President
Chief Financial Officer and Treasurer

August 8, 2022	By:	/s/ Eldron C. Blackwell
Eldron C. Blackwell
Vice President
Chief Accounting Officer

(Back to Index)