Form 10-Q
period 2022-09-30
ACRES Commercial Realty Corp.
filed 2022-11-07
CIK 1332551

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2022

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

The number of outstanding shares of the registrant’s common stock on November 4, 2022 was 8,758,571 shares.

(Back to Index)

ACRES COMMERCIAL REALTY CORP. AND SUBSIDIARIES

INDEX TO QUARTERLY REPORT

ON FORM 10-Q

		PAGE
PART I		3
Item 1:	Financial Statements	3
	Consolidated Balance Sheets – September 30, 2022 (unaudited) and December 31, 2021	3
	Consolidated Statements of Operations (unaudited) for the Three and Nine Months Ended September 30, 2022 and 2021	5
	Consolidated Statements of Comprehensive Income (Loss) (unaudited) for the Three and Nine Months Ended September 30, 2022 and 2021	6
	Consolidated Statements of Changes in Equity (unaudited) for the Three Months Ended March 31, 2022 and 2021, June 30, 2022 and 2021 and September 30, 2022 and 2021	7
	Consolidated Statements of Cash Flows (unaudited) for the Nine Months Ended September 30, 2022 and 2021	9
	Notes to Consolidated Financial Statements – September 30, 2022 (unaudited)	10
Item 2:	Management’s Discussion and Analysis of Financial Condition and Results of Operations	38
Item 3:	Quantitative and Qualitative Disclosures About Market Risk	68
Item 4:	Controls and Procedures	70
PART II		71
Item 1:	Legal Proceedings	71
Item 1A:	Risk Factors	71
Item 2:	Unregistered Sales of Equity Securities and Use of Proceeds	71
Item 5:	Other Information	72
Item 6:	Exhibits	72
SIGNATURES		77

(Back to Index)

(Back to Index)

PART I

ITEM 1.	FINANCIAL STATEMENTS

ACRES COMMERCIAL REALTY CORP. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share data)

	September 30, 2022	December 31, 2021
	(unaudited)
ASSETS (1)
Cash and cash equivalents	$60,971	$35,500
Restricted cash	15,979	248,431
Accrued interest receivable	9,625	6,112
CRE loans	2,130,645	1,882,551
Less: allowance for credit losses	(7,850)	(8,805)
CRE loans, net	2,122,795	1,873,746
Principal paydowns receivable	—	14,899
Loan receivable - related party	11,350	11,575
Investments in unconsolidated entities	1,548	1,548
Property held for sale	53,257	17,846
Investments in real estate	115,161	59,308
Right of use assets	19,934	5,951
Intangible assets	9,131	3,877
Other assets	6,635	5,482
Total assets	$2,426,386	$2,284,275
LIABILITIES (2)
Accounts payable and other liabilities	$10,449	$7,025
Management fee payable - related party	556	561
Accrued interest payable	3,609	5,937
Borrowings	1,914,461	1,814,424
Lease liabilities	43,440	3,537
Distributions payable	3,262	3,262
Accrued tax liability	105	1
Liabilities held for sale	3,025	1,333
Total liabilities	1,978,907	1,836,080
STOCKHOLDERS’ EQUITY
Preferred stock, par value $0.001: 10,000,000 shares authorized 8.625% Fixed-to-Floating Series C Cumulative Redeemable Preferred Stock, liquidation preference $25.00 per share; 4,800,000 and 4,800,000 shares issued and outstanding	5	5
Preferred stock, par value $0.001: 6,800,000 shares authorized 7.875% Series D Cumulative Redeemable Preferred Stock, liquidation preference $25.00 per share; 4,607,857 and 4,607,857 shares issued and outstanding	5	5
Common stock, par value $0.001: 41,666,666 shares authorized; 8,806,369 and 9,149,079 shares issued and outstanding (including 583,333 and 333,329 of unvested restricted shares)	9	9
Additional paid-in capital	1,174,253	1,179,863
Accumulated other comprehensive loss	(6,795)	(8,127)
Distributions in excess of earnings	(724,928)	(723,560)
Total stockholders’ equity	442,549	448,195
Non-controlling interests	4,930	—
Total equity	447,479	448,195
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$2,426,386	$2,284,275

The accompanying notes are an integral part of these statements

(Back to Index)

(Back to Index)

ACRES COMMERCIAL REALTY CORP. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS - (Continued)

(in thousands, except share and per share data)

	September 30, 2022	December 31, 2021
	(unaudited)
(1) Assets of consolidated variable interest entities (“VIEs”) included in total assets above:
Restricted cash	$15,384	$248,371
Accrued interest receivable	6,310	3,826
CRE loans, pledged as collateral (3)	1,478,539	1,601,482
Principal paydowns receivable	—	14,899
Other assets	92	36
Total assets of consolidated VIEs	$1,500,325	$1,868,614
(2) Liabilities of consolidated VIEs included in total liabilities above:
Accounts payable and other liabilities	$111	$315
Accrued interest payable	2,207	997
Borrowings	1,232,756	1,466,499
Total liabilities of consolidated VIEs	$1,235,074	$1,467,811
(3)	Excludes the allowance for credit losses.

The accompanying notes are an integral part of these statements

(Back to Index)

(Back to Index)

ACRES COMMERCIAL REALTY CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except share and per share data)

(unaudited)

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2022	2021	2022	2021
REVENUES
Interest income:
CRE loans	$33,856	$23,946	$83,477	$74,294
Securities	—	—	—	161
Other	209	40	283	73
Total interest income	34,065	23,986	83,760	74,528
Interest expense	22,939	14,534	53,591	46,960
Net interest income	11,126	9,452	30,169	27,568
Real estate income	9,785	2,627	21,700	7,013
Other revenue	25	17	60	49
Total revenues	20,936	12,096	51,929	34,630
OPERATING EXPENSES
General and administrative	2,128	2,664	7,938	8,533
Real estate expenses	10,099	2,401	24,055	6,713
Management fees - related party	1,669	1,700	5,023	4,405
Equity compensation - related party	913	771	2,648	961
Corporate depreciation and amortization	21	16	64	75
Provision for (reversal of) credit losses, net	2,620	537	1,342	(15,447)
Total operating expenses	17,450	8,089	41,070	5,240

	3,486	4,007	10,859	29,390
OTHER INCOME (EXPENSE)
Net realized and unrealized gain on investment securities available-for-sale and loans and derivatives	—	—	—	878
Loss on extinguishment of debt	—	(9,006)	(460)	(9,006)
Gain on sale of real estate	1,870	—	1,870	—
Other income	130	71	1,103	505
Total other income (expense)	2,000	(8,935)	2,513	(7,623)

INCOME (LOSS) BEFORE TAXES	5,486	(4,928)	13,372	21,767
Income tax expense	—	—	(280)	—
NET INCOME (LOSS)	5,486	(4,928)	13,092	21,767
Net income allocated to preferred shares	(4,855)	(4,877)	(14,566)	(11,033)
Net loss allocable to non-controlling interest, net of taxes	82	—	106	—
NET INCOME (LOSS) ALLOCABLE TO COMMON SHARES	$713	$(9,805)	$(1,368)	$10,734
NET INCOME (LOSS) PER COMMON SHARE - BASIC	$0.08	$(1.03)	$(0.15)	$1.09
NET INCOME (LOSS) PER COMMON SHARE - DILUTED	$0.08	$(1.03)	$(0.15)	$1.09
WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING - BASIC	8,713,256	9,553,412	8,898,159	9,818,138
WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING - DILUTED	8,758,718	9,553,412	8,898,159	9,836,603

The accompanying notes are an integral part of these statements

(Back to Index)

(Back to Index)

ACRES COMMERCIAL REALTY CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(in thousands)

(unaudited)

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2022	2021	2022	2021
Net income (loss)	$5,486	$(4,928)	$13,092	$21,767
Other comprehensive income:
Reclassification adjustments associated with net unrealized losses from interest rate swaps included in net income	415	466	1,332	1,384
Total other comprehensive income	415	466	1,332	1,384
Comprehensive income (loss) before allocation to preferred shares	5,901	(4,462)	14,424	23,151
Net loss allocated to non-controlling interests shares	82	—	106	—
Net income allocated to preferred shares	(4,855)	(4,877)	(14,566)	(11,033)
Comprehensive income (loss) allocable to common shares	$1,128	$(9,339)	$(36)	$12,118

The accompanying notes are an integral part of these statements

(Back to Index)

(Back to Index)

ACRES COMMERCIAL REALTY CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

(in thousands, except share data)

(unaudited)

	Common Stock		Series C Preferred	Series D Preferred	Additional Paid-In	Accumulated Other Comprehensive	Retained Earnings (Distributions in Excess	Total Stockholders’	Non-Controlling	Total
	Shares	Amount	Stock	Stock	Capital	(Loss) Income	of Earnings)	Equity	Interest	Equity
Balance, December 31, 2021	9,149,079	$9	$5	$5	$1,179,863	$(8,127)	$(723,560)	$448,195	$—	$448,195
Offering costs	—	—	—	—	(37)	—	—	(37)	—	(37)
Purchase and retirement of common stock	(314,552)	—	—	—	(3,885)	—	—	(3,885)	—	(3,885)
Amortization of stock-based compensation	—	—	—	—	744	—	—	744	—	744
Net income	—	—	—	—	—	—	2,084	2,084	—	2,084
Distributions and accrual of cumulative preferred stock dividends	—	—	—	—	—	—	(4,855)	(4,855)	—	(4,855)
Amortization of terminated derivatives	—	—	—	—	—	456	—	456	—	456
Balance, March 31, 2022	8,834,527	$9	$5	$5	$1,176,685	$(7,671)	$(726,331)	$442,702	$—	$442,702
Offering costs	—	—	—	—	(33)	—	—	(33)	—	(33)
Purchase and retirement of common stock	(237,730)	—	—	—	(2,497)	—	—	(2,497)	—	(2,497)
Stock-based compensation	333,333	—	—	—	—	—	—	—	—	—
Amortization of stock-based compensation	—	—	—	—	991	—	—	991	—	991
Contributions from non-controlling interests	—	—	—	—	—	—	—	—	5,036	5,036
Net income	—	—	—	—	—	—	5,546	5,546	(24)	5,522
Distributions and accrual of cumulative preferred stock dividends	—	—	—	—	—	—	(4,856)	(4,856)	—	(4,856)
Amortization of terminated derivatives	—	—	—	—	—	461	—	461	—	461
Balance June 30, 2022	8,930,130	$9	$5	$5	$1,175,146	$(7,210)	$(725,641)	$442,314	$5,012	$447,326
Conversion of 4.5% convertible senior notes	—	—	—	—	4	—	—	4	—	4
Exercise of warrants at $0.03 per share	74,666	—	—	—	2	—	—	2	—	2
Purchase and retirement of common stock	(198,427)	—	—	—	(1,812)	—	—	(1,812)	—	(1,812)
Amortization of stock-based compensation	—	—	—	—	913	—	—	913	—	913
Net income	—	—	—	—	—	—	5,568	5,568	(82)	5,486
Distributions and accrual of cumulative preferred stock dividends	—	—	—	—	—	—	(4,855)	(4,855)	—	(4,855)
Amortization of terminated derivatives	—	—	—	—	—	415	—	415	—	415
Balance September 30, 2022	8,806,369	$9	$5	$5	$1,174,253	$(6,795)	$(724,928)	$442,549	$4,930	$447,479

The accompanying notes are an integral part of these statements

(Back to Index)

(Back to Index)

ACRES COMMERCIAL REALTY CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY – (Continued)

(in thousands, except share data)

(unaudited)

	Common Stock		Series C Preferred	Series D Preferred	Additional Paid-In	Accumulated Other Comprehensive	Retained Earnings (Distributions in Excess	Total Stockholders’	Non-Controlling	Total
	Shares	Amount	Stock	Stock	Capital	(Loss) Income	of Earnings)	Equity	Interest	Equity
Balance, December 31, 2020	10,162,289	$10	$5	$—	$1,085,941	$(9,978)	$(741,596)	$334,382	$—	$334,382
Purchase and retirement of common stock	(744,778)	(1)	—	—	(9,518)	—	—	(9,519)	—	(9,519)
Amortization of stock-based compensation	—	—	—	—	19	—	—	19	—	19
Net income	—	—	—	—	—	—	13,056	13,056	—	13,056
Distributions and accrual of cumulative preferred stock dividends	—	—	—	—	—	—	(2,588)	(2,588)	—	(2,588)
Amortization of terminated derivatives	—	—	—	—	—	456	—	456	—	456
Balance, March 31, 2021	9,417,511	$9	$5	$—	$1,076,442	$(9,522)	$(731,128)	$335,806	$—	$335,806
Proceeds from issuance of preferred stock	—	—	—	5	114,995	—	—	115,000	—	115,000
Offering costs	—	—	—	—	(4,235)	—	—	(4,235)	—	(4,235)
Purchase and retirement of common stock	(273,789)	—	—	—	(4,317)	—	—	(4,317)	—	(4,317)
Stock-based compensation	333,329	—	—	—	—	—	—	—	—	—
Amortization of stock-based compensation	—	—	—	—	171	—	—	171	—	171
Net income	—	—	—	—	—	—	13,639	13,639	—	13,639
Distributions and accrual of cumulative preferred stock dividends	—	—	—	—	—	—	(3,568)	(3,568)	—	(3,568)
Amortization of terminated derivatives	—	—	—	—	—	462	—	462	—	462
Balance, June 30, 2021	9,477,051	$9	$5	$5	$1,183,056	$(9,060)	$(721,057)	$452,958	$—	$452,958
Offering costs	—	—	—	—	(232)	—	—	(232)	—	(232)
Purchase and retirement of common stock	(53,443)	—	—	—	(889)	—	—	(889)	—	(889)
Amortization of stock-based compensation	—	—	—	—	771	—	—	771	—	771
Net loss	—	—	—	—	—	—	(4,928)	(4,928)	—	(4,928)
Distributions and accrual of cumulative preferred stock dividends	—	—	—	—	—	—	(4,877)	(4,877)	—	(4,877)
Amortization of terminated derivatives	—	—	—	—	—	466	—	466	—	466
Balance, September 30, 2021	9,423,608	$9	$5	$5	$1,182,706	$(8,594)	$(730,862)	$443,269	$—	$443,269

The accompanying notes are an integral part of these statements

(Back to Index)

(Back to Index)

ACRES COMMERCIAL REALTY CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	For the Nine Months Ended
	September 30,
	2022	2021
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$13,092	$21,767
Adjustments to reconcile net income from operations to net cash provided by operating activities:
Provision for (reversal of) credit losses, net	1,342	(15,447)
Depreciation, amortization and accretion	7,091	11,943
Amortization of stock-based compensation	2,648	961
Net realized and unrealized gain on investment securities available-for-sale and loans and derivatives	—	(878)
Loss on extinguishment of debt	460	4,043
Gain on sale of real estate	(1,870)	—
Changes in operating assets and liabilities	(3,761)	3,105
Net cash provided by operating activities	19,002	25,494
CASH FLOWS FROM INVESTING ACTIVITIES:
Origination and purchase of loans	(543,783)	(964,357)
Principal payments received on loans	299,885	644,954
Investments in real estate	(75,273)	—
Proceeds from sale of real estate	18,729	—
Proceeds from sale of investment securities available-for-sale	—	2,958
Principal payments received on loan - related party	225	200
Purchase of furniture and fixtures	(290)	(176)
Net cash used in investing activities	(300,507)	(316,421)
CASH FLOWS FROM FINANCING ACTIVITIES:
Repurchase of common stock	(8,194)	(14,725)
Proceeds from issuance of preferred stock (net of $69 and $4,467 of underwriting discounts and offering costs)	(69)	110,533
Proceeds from exercise of warrants	2	—
Proceeds from borrowings:
Securitizations	—	675,223
Senior secured financing facility	98,609	131,878
Warehouse financing facilities and repurchase agreements	405,560	591,890
Senior unsecured notes	—	150,000
Mortgage payable	18,710	—
Payments on borrowings:
Securitizations	(237,189)	(745,386)
Senior secured financing facility	(10,150)	(124,056)
Warehouse financing facilities and repurchase agreements	(94,569)	(284,890)
Convertible senior notes	(88,010)	(55,736)
Senior unsecured notes	—	(50,000)
Payment of debt issuance costs	(646)	(9,692)
Proceeds received from non-controlling interests	5,036	—
Distributions paid on preferred stock	(14,566)	(9,498)
Net cash provided by financing activities	74,524	365,541
NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS AND RESTRICTED CASH	(206,981)	74,614
CASH AND CASH EQUIVALENTS AND RESTRICTED CASH AT BEG. OF PERIOD	283,931	67,741
CASH AND CASH EQUIVALENTS AND RESTRICTED CASH AT END OF PERIOD	$76,950	$142,355

The accompanying notes are an integral part of these statements

(Back to Index)

(Back to Index)

ACRES COMMERCIAL REALTY CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2022

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

(Back to Index)

(Back to Index)

ACRES COMMERCIAL REALTY CAPITAL CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

SEPTEMBER 30, 2022

(unaudited)

Cash and Cash Equivalents

Cash and cash equivalents include cash on hand and all highly liquid investments with original maturities of three months or less at the time of purchase. At September 30, 2022 and December 31, 2021, $57.3 million and $33.3 million, respectively, of the reported cash balances exceeded the Federal Deposit Insurance Corporation and Securities Investor Protection Corporation deposit insurance limits of $250,000 per respective depository or brokerage institution. However, all of the Company’s cash deposits are held at multiple, established financial institutions, in multiple accounts associated with its parent and respective consolidated subsidiaries, to minimize credit risk exposure.

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

The following table provides a reconciliation of cash, cash equivalents and restricted cash on the consolidated balance sheets to the total amount shown on the consolidated statements of cash flows (in thousands):

	September 30,
	2022	2021
Cash and cash equivalents	$60,971	$109,949
Restricted cash	15,979	32,406
Total cash, cash equivalents and restricted cash shown on the Company’s consolidated statements of cash flows	$76,950	$142,355

Investment in Real Estate

The Company depreciates investments in real estate and amortizes related intangible assets over the estimated useful lives of the assets as follows:

Category	Term
Building	35 to 40 years
Building improvements	8 to 35 years
Site improvements	10 years
Tenant improvements	Shorter of lease term or expected useful life
Furniture, fixtures and equipment	3 to 12 years
Right of use assets	7 to 94 years
Intangible assets	90 days to 18 years
Lease liabilities	7 to 94 years

Income Taxes

The Company recorded a full valuation allowance against its net deferred tax assets (tax effected expense of $21.6 million) at September 30, 2022, as the Company believes it is more likely than not that the deferred tax assets will not be realized. This assessment was based on the Company’s cumulative historical losses and uncertainties as to the amount of taxable income that would be generated in future years by the Company’s taxable REIT subsidiaries.

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

SEPTEMBER 30, 2022

(unaudited)

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

Consolidated VIEs (the Company is the primary beneficiary)

Based on management’s analysis, the Company was the primary beneficiary of five and seven VIEs at September 30, 2022 and December 31, 2021, respectively (collectively, the “Consolidated VIEs”).

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

In April 2022, the Company contributed an initial investment of $13.0 million for a 72.1% interest in Charles Street-ACRES FSU Student Venture, LLC (the “FSU Student Venture”). The FSU Student Venture, a joint venture between the Company and two unrelated third parties, was formed for the purpose of developing a student housing project. The FSU Student Venture was determined not to be a VIE as there was sufficient equity at risk, it does not have disproportionate voting rights and its members all have the following characteristics: (1) the power to direct activities (2) the obligation to absorb losses and (3) the right to receive residual returns. However, the Company consolidated the FSU Student Venture due to its 72.1% interest that provided the Company with unilateral control over all major decisions of the joint venture. The portion of the joint venture that the Company does not own is presented as non-controlling interest at and for the periods presented in the Company’s consolidated financial statements.

(Back to Index)

(Back to Index)

ACRES COMMERCIAL REALTY CAPITAL CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

SEPTEMBER 30, 2022

(unaudited)

The Company has exposure to losses on its securitizations to the extent of its investments in the subordinated debt and preferred equity of each securitization. The Company is entitled to receive payments of principal and interest on the debt securities it holds and, to the extent revenues exceed debt service requirements and other expenses of the securitizations, distributions with respect to its preferred equity interests. As a result of consolidation, the debt and equity interests the Company holds in these securitizations have been eliminated; and the Company’s consolidated balance sheets reflect the assets held, the debt issued by the securitizations to third parties and any accrued payables to third parties. The Company’s operating results and cash flows include the gross amounts related to the securitizations’ assets and liabilities as opposed to the Company’s net economic interests in the securitizations. Assets and liabilities related to the securitizations are disclosed, in the aggregate, on the Company’s consolidated balance sheets. For a discussion of the debt issued through the securitizations see Note 10.

Creditors of the Company’s Consolidated VIEs have no recourse to the general credit of the Company, nor to each other. During the nine months ended September 30, 2022 and 2021, the Company did not provide any financial support to any of its VIEs nor does it have any requirement to do so, although it may choose to do so in the future to maximize future cash flows from such investments to the Company. There are no explicit arrangements that obligate the Company to provide financial support to any of its Consolidated VIEs.

The following table shows the classification and carrying values of assets and liabilities of the Company’s Consolidated VIEs at September 30, 2022 (in thousands):

	CRE Securitizations	Other	Total
ASSETS
Restricted cash	$15,071	$313	$15,384
Accrued interest receivable	6,310	—	6,310
CRE loans, pledged as collateral (1)	1,478,539	—	1,478,539
Other assets	36	56	92
Total assets (2)	$1,499,956	$369	$1,500,325

LIABILITIES
Accounts payable and other liabilities	$111	$—	$111
Accrued interest payable	2,207	—	2,207
Borrowings	1,232,756	—	1,232,756
Total liabilities	$1,235,074	$—	$1,235,074

(1)	Excludes allowance for credit losses.
(2)	Assets of each of the Consolidated VIEs may only be used to settle the obligations of each respective VIE.

Unconsolidated VIEs (the Company is not the primary beneficiary, but has a variable interest)

Based on management’s analysis, the Company is not the primary beneficiary of the VIEs discussed below since it does not have both (i) the power to direct the activities that most significantly impact the VIE’s economic performance and (ii) the obligation to absorb the losses of the VIE or the right to receive the benefits from the VIE, which could be significant to the VIE. Accordingly, the following VIEs are not consolidated in the Company’s financial statements at September 30, 2022. The Company continuously reassesses whether it is deemed to be the primary beneficiary of its unconsolidated VIEs. The Company’s maximum exposure to risk for each of these unconsolidated VIEs is set forth in the “Maximum Exposure to Loss” column in the table below.

Unsecured Junior Subordinated Debentures

The Company has a 100% interest in the common shares of each of Resource Capital Trust I (“RCT I”) and RCC Trust II (“RCT II”), with a value of $1.5 million in the aggregate, or 3.0% of each trust, at September 30, 2022. RCT I and RCT II were formed for the purposes of providing debt financing to the Company. The Company completed a qualitative analysis to determine whether it is the primary beneficiary of each of the trusts and determined that it was not the primary beneficiary of either trust because it does not have the power to direct the activities most significant to the trusts, which include the collection of principal and interest through servicing rights. Accordingly, neither trust is consolidated into the Company’s consolidated financial statements.
(Back to Index)

(Back to Index)

ACRES COMMERCIAL REALTY CAPITAL CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

SEPTEMBER 30, 2022

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

The following table shows the classification, carrying value and maximum exposure to loss with respect to the Company’s unconsolidated VIEs at September 30, 2022 (in thousands):

	Unsecured Junior Subordinated Debentures	Maximum Exposure to Loss
ASSETS
Accrued interest receivable	$9	$—
Investments in unconsolidated entities	1,548	$1,548
Total assets	1,557

LIABILITIES
Accrued interest payable	299	N/A
Borrowings	51,548	N/A
Total liabilities	51,847
Net (liability) asset	$(50,290)

At September 30, 2022, there were no explicit arrangements or implicit variable interests that could require the Company to provide financial support to any of its unconsolidated VIEs.

NOTE 4 - SUPPLEMENTAL CASH FLOW INFORMATION

The following table summarizes the Company’s supplemental disclosure of cash flow information (in thousands):

	For the Nine Months Ended
	September 30,
	2022	2021
Supplemental cash flows:
Interest expense paid in cash	$46,999	$33,889
Income taxes paid in cash	$180	$—
Non-cash operating activities include the following:
Receipt of right of use assets	$—	$(479)
Execution of operating leases	$—	$479
Non-cash investing activities include the following:
Proceeds from the receipt of deed-in-lieu of foreclosure	$14,299	$—
Investment in real estate assets related to the receipt of deed-in-lieu of foreclosure	$(14,299)	$—
Non-cash financing activities include the following:
Distributions on preferred stock accrued but not paid	$3,262	$3,260

(Back to Index)

(Back to Index)

ACRES COMMERCIAL REALTY CAPITAL CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

SEPTEMBER 30, 2022

(unaudited)

NOTE 5 - LOANS

The following is a summary of the Company’s CRE loans held for investment (dollars in thousands, except amounts in footnotes):

Description	Quantity	Principal	Unamortized (Discount) Premium, net (1)	Amortized Cost	Allowance for Credit Losses	Carrying Value	Contractual Interest Rates (2)	Maturity Dates (3)(4)
At September 30, 2022:
Whole loans (5)(6)	87	$2,140,129	$(14,184)	$2,125,945	$(7,603)	$2,118,342	1M BR plus 2.75% to 1M BR plus 8.50%	October 2022 to July 2026
Mezzanine loan (5)	1	4,700	—	4,700	(247)	4,453	10.00%	June 2028
Total		$2,144,829	$(14,184)	$2,130,645	$(7,850)	$2,122,795

At December 31, 2021:
Whole loans (5)(6)	93	$1,891,795	$(13,944)	$1,877,851	$(8,550)	$1,869,301	1M BR plus 2.70% to 1M BR plus 8.50%	January 2022 to September 2025
Mezzanine loan (5)	1	4,700	—	4,700	(255)	4,445	10.00%	June 2028
Total		$1,896,495	$(13,944)	$1,882,551	$(8,805)	$1,873,746

(1)

Amounts include unamortized loan origination fees of $14.1 million and $13.6 million and deferred amendment fees of $84,000 and $307,000 at September 30, 2022 and December 31, 2021, respectively. Additionally, the amounts include unamortized loan acquisition costs of $7,300 at December 31, 2021.

(2)

Weighted-average one-month benchmark rate (“BR”) floors were 0.67% and 0.75% at September 30, 2022 and December 31, 2021, respectively. Benchmark rates comprise one-month London Interbank Offered Rate (“LIBOR”) or one-month Term Secured Overnight Financing Rate (“SOFR”). At September 30, 2022 and December 31, 2021, all but one of the Company’s floating-rate whole loans had one-month benchmark floors.

(3)	Maturity dates exclude contractual extension options, subject to the satisfaction of certain terms that may be available to the borrowers.
(4)	Maturity dates exclude two and three whole loans, with amortized costs of $29.8 million and $27.9 million, in maturity default at September 30, 2022 and December 31, 2021, respectively.
(5)	Substantially all loans are pledged as collateral under various borrowings at September 30, 2022 and December 31, 2021.
(6)

CRE whole loans had $193.7 million and $157.6 million in unfunded loan commitments at September 30, 2022 and December 31, 2021, respectively. These unfunded loan commitments are advanced as the borrowers formally request additional funding and meet certain benchmarks, as permitted under the loan agreement, and any necessary approvals have been obtained.

The following is a summary of the contractual maturities of the Company’s CRE loans held for investment, at amortized cost (in thousands, except amounts in the footnotes):

Description	2022	2023	2024 and Thereafter	Total
At September 30, 2022:
Whole loans (1)	$152,838	$233,525	$1,709,807	$2,096,170
Mezzanine loan	—	—	4,700	4,700
Total (2)	$152,838	$233,525	$1,714,507	$2,100,870

Description	2022	2023	2024 and Thereafter	Total
At December 31, 2021:
Whole loans (1)	$377,024	$230,872	$1,242,013	$1,849,909
Mezzanine loan	—	—	4,700	4,700
Total (2)	$377,024	$230,872	$1,246,713	$1,854,609

(1)	Maturity dates exclude two and three whole loans with amortized costs of $29.8 million and $27.9 million, in maturity default at September 30, 2022 and December 31, 2021, respectively.
(2)

At September 30, 2022, the amortized costs of the floating-rate CRE whole loans, summarized by contractual maturity assuming full exercise of the extension options, were $113.8 million and $2.0 billion in 2023 and 2024 and thereafter, respectively. There are no extended maturities in 2022. At December 31, 2021, the amortized costs of the floating-rate CRE whole loans, summarized by contractual maturity assuming full exercise of the extension options, were $52.0 million, $127.6 million and $1.7 billion in 2022, 2023 and 2024 and thereafter, respectively.

(Back to Index)

(Back to Index)

ACRES COMMERCIAL REALTY CAPITAL CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

SEPTEMBER 30, 2022

(unaudited)

At September 30, 2022, 23.9%, 22.8% and 15.5% of the Company’s CRE loan portfolio was concentrated in the Southwest, Southeast and Mountain regions, respectively, based on carrying value, as defined by the National Council of Real Estate Investment Fiduciaries. At December 31, 2021, 28.4%, 18.4% and 15.2% of the Company’s CRE loan portfolio was concentrated in the Southeast, Southwest and Mid-Atlantic regions, respectively, based on carrying value. At September 30, 2022 and December 31, 2021, no single loan or investment represented more than 10% of the Company’s total assets, and no single investor group generated over 10% of the Company’s revenue.

Principal Paydowns Receivable

Principal paydowns receivable represents loan principal payments that have been received by the Company’s servicers and trustees but have not been remitted to the Company. At September 30, 2022, the Company had no loan principal paydowns receivable. At December 31, 2021, the Company had $14.9 million of loan principal paydowns receivable, all of which was received in cash by the Company in January 2022.

NOTE 6 - FINANCING RECEIVABLES

The following table shows the activity in the allowance for credit losses for the nine months ended September 30, 2022 and year ended December 31, 2021 (in thousands):

	Nine Months Ended September 30, 2022	Year Ended December 31, 2021
Allowance for credit losses at beginning of period	$8,805	$34,310
Provision for (reversal of) credit losses, net	1,342	(21,262)
Charge offs	(2,297)	(4,243)
Allowance for credit losses at end of period	$7,850	$8,805

During the three and nine months ended September 30, 2022, the Company recorded provisions for expected credit losses of $2.6 million and $1.3 million, respectively, primarily attributable to the negative impact of macroeconomic factors focused on increases in inflation, energy costs and interest rates, and to a lesser extent, by an increase in portfolio credit risk indicated in property-level cash flows that collateralize the Company’s CRE loan portfolio.

During the three months ended September 30, 2021, the Company recorded a provision for expected credit losses of $537,000 in connection with an increase in the size of the CRE loan portfolio, offset by an improvement in macroeconomic conditions. During the nine months ended September 30, 2021, the Company recorded a reversal of expected credit losses of $15.4 million in connection with declines in expected unemployment and continued improvement in macroeconomic factors, loan paydowns and improved collateral operating performance.

At September 30, 2022, the Company individually evaluated one retail loan in the Northeast region with a principal balance of $8.0 million and one office loan in the Southwest region with principal balance $21.8 million for which foreclosure was determined to be probable. Each loan had an as-is appraised value in excess of its principal and interest balances, and, as such, had no current expected credit losses (“CECL”) allowance at September 30, 2022.

At December 31, 2021, two loans in addition to the previously discussed retail loan in the Northeast region were individually evaluated for impairment: a retail loan in the Pacific region and a hotel loan in the East North Central region. Both loans were repaid in January 2022. The repayment of the retail loan in the Pacific region resulted in a charge off of $2.3 million against the allowance for credit losses. An individual CECL allowance was established for this loan during the fourth quarter of 2021.

(Back to Index)

(Back to Index)

ACRES COMMERCIAL REALTY CAPITAL CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

SEPTEMBER 30, 2022

(unaudited)

Credit quality indicators

Commercial Real Estate Loans

CRE loans are collateralized by a diversified mix of real estate properties and are assessed for credit quality based on the collective evaluation of several factors, including but not limited to: collateral performance relative to underwritten plan, time since origination, current implied and/or re-underwritten loan-to-collateral value ratios, loan structure and exit plan. Depending on the loan’s performance against these various factors, loans are rated on a scale from 1 to 5, with loans rated 1 representing loans with the highest credit quality and loans rated 5 representing loans with the lowest credit quality. Loans are rated a 2 at origination. The factors evaluated provide general criteria to monitor credit migration in the Company’s loan portfolio; as such, a loan’s rating may improve or worsen, depending on new information received.

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

For the purpose of calculating the quarterly provision for credit losses under CECL, the Company pools CRE loans based on the underlying collateral property type and utilizes a probability of default and loss given default methodology for approximately one year after which it immediately reverts to a historical mean loss ratio. In order to calculate the historical mean loss ratio, the Company utilizes its full, 16-year underwriting history in the determination of historical losses, along with the market loss history from a selected population of loans from an engaged third-party provider’s database that were similar to the Company’s loan types, loan sizes, durations, interest rate structures and general loan-to-collateral value (“LTV”) profiles.

(Back to Index)

(Back to Index)

ACRES COMMERCIAL REALTY CAPITAL CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

SEPTEMBER 30, 2022

(unaudited)

Credit risk profiles of CRE loans at amortized cost were as follows (in thousands, except amounts in the footnotes):

	Rating 1	Rating 2	Rating 3	Rating 4	Rating 5	Total (1)
At September 30, 2022:
Whole loans, floating-rate	$—	$1,823,014	$187,195	$92,953	$22,783	$2,125,945
Mezzanine loan	—	—	—	4,700	—	4,700
Total	$—	$1,823,014	$187,195	$97,653	$22,783	$2,130,645

At December 31, 2021:
Whole loans, floating-rate	$—	$1,456,330	$273,078	$123,762	$24,681	$1,877,851
Mezzanine loan	—	—	—	4,700	—	4,700
Total	$—	$1,456,330	$273,078	$128,462	$24,681	$1,882,551

(1)	The total amortized cost of CRE loans excluded accrued interest receivable of $9.6 million and $6.1 million at September 30, 2022 and December 31, 2021, respectively.

Credit risk profiles of CRE loans by origination year at amortized cost were as follows (in thousands, except amounts in the footnotes):

	2022	2021	2020	2019	2018	Prior	Total (1)
At September 30, 2022:
Whole loans, floating-rate: (2)
Rating 2	$504,092	$1,142,664	$135,432	$27,011	$13,815	$—	$1,823,014
Rating 3	—	110,043	10,275	22,234	44,643		187,195
Rating 4	—	—	—	28,460	64,493	—	92,953
Rating 5	—	—	—	22,783	—	—	22,783
Total whole loans, floating-rate	504,092	1,252,707	145,707	100,488	122,951	—	2,125,945
Mezzanine loan (rating 4)	—	—	—	—	4,700	—	4,700
Total	$504,092	$1,252,707	$145,707	$100,488	$127,651	$—	$2,130,645

	2021	2020	2019	2018	2017	Prior	Total (1)
At December 31, 2021:
Whole loans, floating-rate: (2)
Rating 2	$1,230,810	$150,513	$55,510	$19,497	$—	$—	$1,456,330
Rating 3	33,781	24,604	136,305	60,888	—	17,500	273,078
Rating 4	—	—	28,446	86,096	—	9,220	123,762
Rating 5	—	—	22,385	—	—	2,296	24,681
Total whole loans, floating-rate	1,264,591	175,117	242,646	166,481	—	29,016	1,877,851
Mezzanine loan (rating 4)	—	—	—	4,700	—	—	4,700
Total	$1,264,591	$175,117	$242,646	$171,181	$—	$29,016	$1,882,551

(1)	The total amortized cost of CRE loans excluded accrued interest receivable of $9.6 million and $6.1 million at September 30, 2022 and December 31, 2021, respectively.
(2)	Acquired CRE whole loans are grouped within each loan’s year of origination.

At both September 30, 2022 and December 31, 2021, the Company had one mezzanine loan included in other assets that had no carrying value.

(Back to Index)

(Back to Index)

ACRES COMMERCIAL REALTY CAPITAL CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

SEPTEMBER 30, 2022

(unaudited)

Loan Portfolio Aging Analysis

The following table presents the CRE loan portfolio aging analysis as of the dates indicated for CRE loans at amortized cost (in thousands, except amounts in footnotes):

	30-59 Days	60-89 Days	Greater than 90 Days (1)	Total Past Due	Current (2)	Total Loans Receivable (3)	Total Loans > 90 Days and Accruing
At September 30, 2022:
Whole loans, floating-rate	$—	$—	$29,775	$29,775	$2,096,170	$2,125,945	$—
Mezzanine loan	—	—	—	—	4,700	4,700	—
Total	$—	$—	$29,775	$29,775	$2,100,870	$2,130,645	$—

At December 31, 2021:
Whole loans, floating-rate	$—	$—	$19,916	$19,916	$1,857,935	$1,877,851	$19,916
Mezzanine loan	—	—	—	—	4,700	4,700	—
Total	$—	$—	$19,916	$19,916	$1,862,635	$1,882,551	$19,916

(1)

During the three and nine months ended September 30, 2022, the Company recognized interest income of $409,000 and $985,000, respectively, on one loan with a principal payment greater than 90 days past due at September 30, 2022. During the three and nine months ended September 30, 2021, the Company recognized interest income of $480,000 and $1.7 million, respectively, on three loans with principal payments greater than 90 days past due at September 30, 2021.

(2)	Includes one whole loan, with an amortized cost of $8.0 million, in maturity default at December 31, 2021.
(3)	The total amortized cost of CRE loans excluded accrued interest receivable of $9.6 million and $6.1 million at September 30, 2022 and December 31, 2021, respectively.

At September 30, 2022 and December 31, 2021, the Company had two and three CRE loans in maturity default with total amortized costs of $29.8 million and $27.9 million, respectively. In July 2022, the Company received the deed-in-lieu of foreclosure on a hotel property in the Northeast region that collateralized a whole loan with an amortized cost of $14.0 million and that was in maturity default at June 30, 2022.

During the nine months ended September 30, 2022, two whole loans in maturity default at December 31, 2021 paid off principal of $17.6 million. The payoff on one loan was the result of a discounted payoff and resulted in a realized loss of $2.3 million for which a CECL allowance was established at December 31, 2021.

At September 30, 2022, two whole loans in maturity default, with a total amortized cost of $29.8 million, were past due on interest payments. Subsequent to September 30, 2022, one loan was brought current on interest payments but remains in maturity default.

At December 31, 2021, three whole loans, including two loans in maturity default, with a total amortized cost of $30.4 million were past due on interest payments.

Troubled Debt Restructurings

During the nine months ended September 30, 2022, the Company entered into nine agreements that extended six loans by a weighted average period of two months and, in certain cases, modified certain other loan terms. One formerly forborne loan was in maturity default at September 30, 2022.

No loan modifications during the nine months ended September 30, 2022 and 2021 resulted in TDRs.

NOTE 7 - INVESTMENTS IN REAL ESTATE AND OTHER ACQUIRED ASSETS AND ASSUMED LIABILITIES

During the nine months ended September 30, 2022, the Company acquired two real estate properties through direct equity investments. The Company determined that the acquisition of the two properties should be accounted for as asset acquisitions. The combined acquisition-date fair value of $51.6 million was determined using third-party valuations.

(Back to Index)

(Back to Index)

ACRES COMMERCIAL REALTY CAPITAL CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

SEPTEMBER 30, 2022

(unaudited)

In July 2022, the Company received the deed-in-lieu of foreclosure on a hotel property in the Northeast region. The Company determined that the acquisition of the property should be accounted for as an asset acquisition, and the acquisition-date fair value of $14.3 million was determined using a third-party valuation. The carrying value of the property was $13.4 million at September 30, 2022 and was reported as property held for sale in the consolidated balance sheet. There was no gain or loss recognized on conversion of the loan to property held for sale.

The following table summarizes the acquisition date values of acquired assets and assumed liabilities during the nine months ended September 30, 2022 (in thousands):

Investments in real estate, equity:
Assets acquired:
Land	$16,327
Building	65,488
Building and tenant improvements	577
Personal property	4,402
Investment in real estate	86,794
Right of use assets	19,664
Cash and other assets	2,117
Intangible assets	9,748
Total	118,323

Liabilities assumed:
Mortgage payable	(18,089)
Operating leases	(43,260)
Other liabilities	(311)
Subtotal	(61,660)
Fair value of net asset acquired	56,663

Non-controlling interest	(5,036)

Investments in real estate from lending activities:
Property held for sale	14,299

Total fair value at acquisition of net assets acquired	$65,926

(Back to Index)

(Back to Index)

ACRES COMMERCIAL REALTY CAPITAL CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

SEPTEMBER 30, 2022

(unaudited)

The following table summarizes the book value of the Company’s investments in real estate and related intangible assets (in thousands, except amounts in the footnotes):

	September 30, 2022			December 31, 2021
	Cost Basis	Accumulated Depreciation & Amortization	Carrying Value	Cost Basis	Accumulated Depreciation & Amortization	Carrying Value
Assets acquired:
Investments in real estate, equity:
Investments in real estate (1)	$116,781	$(1,620)	$115,161	$27,065	$(191)	$26,874
Right of use assets (2)(3)	19,664	(137)	19,527	—	—	—
Intangible assets (4)	11,474	(2,343)	9,131	1,726	(806)	920
Subtotal	147,919	(4,100)	143,819	28,791	(997)	27,794

Investments in real estate from lending activities:
Investment in real estate (5)	—	—	—	34,124	(1,689)	32,435
Properties held for sale (6)	53,257	—	53,257	17,846	—	17,846
Right of use assets (3)(7)	—	—	—	5,603	(95)	5,508
Intangible assets (8)	—	—	—	3,337	(380)	2,957
Subtotal	53,257	—	53,257	60,910	(2,164)	58,746
Total	201,176	(4,100)	197,076	89,701	(3,161)	86,540

Liabilities assumed:
Investments in real estate, equity:
Mortgage payable	(18,089)	(104)	(18,193)	—	—	—
Other liabilities	(247)	174	(73)	(247)	78	(169)
Lease liabilities (3)(9)	(43,260)	262	(42,998)	—	—	—
Subtotal	(61,596)	332	(61,264)	(247)	78	(169)

Investments in real estate from lending activities:
Liabilities held for sale	(3,025)	—	(3,025)	(3,113)	53	(3,060)
Total	(64,621)	332	(64,289)	(3,360)	131	(3,229)

Total net assets (10)	$136,555		$132,787	$86,341		$83,311

(1)	Includes $38.7 million and $22.4 million of land, which is not depreciable, at September 30, 2022 and December 31, 2021, respectively.
(2)

Right of use assets, investments in real estate, equity include a right of use associated with an acquired ground lease of $42.5 million accounted for as an operating lease, an above-market lease intangible asset of $19.1 million and a customer list intangible of $446,000 at September 30, 2022. Amortization of the below-market and above-market lease intangible is booked to real estate expenses on the consolidated statements of operations.

(3)	Refer to Note 8 for additional information on the Company’s remaining operating leases.
(4)

Carrying value includes $47,000 and $819,000 of an acquired in-place lease intangible asset and $44,000 and $101,000 of an acquired leasing commission intangible asset at September 30, 2022 and December 31, 2021, respectively.

(5)

Includes $129,000 of building renovation assets at carrying value at December 31, 2021, respectively, made subsequent to the date of acquisition. At September 30, 2022, these investments in real estate were reclassified to properties held for sale on the consolidated balance sheet.

(6)

At September 30, 2022, property held for sale includes two properties originally acquired in November 2020 and July 2022. At December 31, 2021, there was one property held for sale that was acquired in October 2021 and that was subsequently sold in September 2022.

(7)

Right of use assets, investments in real estate from lending activities include a right of use asset associated with an acquired ground lease of $3.1 million accounted for as an operating lease and a below-market lease intangible asset of $2.4 million at December 31, 2021. At September 30, 2022, these right of use assets were reclassified to properties held for sale on the consolidated balance sheet.

(8)

Carrying value includes franchise agreement intangible assets of $2.6 million and a customer list intangible asset of $311,000 at December 31, 2021. At September 30, 2022, these intangible assets were reclassified to properties held for sale on the consolidated balance sheet.

(9)

Lease liabilities include one ground lease at a hotel property with a remaining term of 93 years. Lease expenses for this liability for the three and nine months ended September 30 2022 were $426,000 and $839,000, respectively.

(10)	Excludes items of working capital, either acquired or assumed.

(Back to Index)

(Back to Index)

ACRES COMMERCIAL REALTY CAPITAL CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

SEPTEMBER 30, 2022

(unaudited)

The right of use assets and lease liabilities comprises the following two acquired ground leases determined to be operating leases:

•

The first ground lease has an associated below-market lease intangible asset. The payments on the ground lease consist of air rights rent, retail rent and parking rent, the amounts of which are specifically determined in the executed lease agreement and subsequently increased based on the increase of the consumer price index over a specified number of periods. The Company acquired the original 99-year lease with 66 years remaining. At September 30, 2022, sixty-four years remain in its term. The Company recorded lease expense of $113,000 and $339,000 for the three and nine months ended September 30, 2022, respectively. The Company recorded lease expense of $111,000 and $257,000 for the three and nine months ended September 30 2021, respectively. The Company recorded offsetting amortization and accretion on its ground lease right of use assets and lease liabilities of $12,000 during the three months ended September 30, 2022 and 2021 and $35,000 during the nine months ended September 30, 2022 and 2021, respectively.

•

The second ground lease has an associated above-market lease intangible liability. The ground lease confers the Company the right to use the land on which its hotel operates, and the ground lease payments increase 3.00% per year until 2116. The Company acquired the original 99-year lease with 93 years remaining. At September 30, 2022, ninety-three years remain in its term. The Company recorded lease expense of $426,000 and $839,000 for the three and nine months ended September 30, 2022, respectively. The Company recorded amortization of $51,000 and $102,000 during three and nine months ended September 30, 2022 related to the right of use asset and $114,000 and $228,000 during the three and nine months ended September 30, 2022 related to its ground lease liability.

During the three and nine months ended September 30, 2022, the Company recorded amortization expense of $300,000 and $1.7 million, respectively, on its intangible assets. During the three and nine months ended September 30, 2021, the Company recorded amortization expense of $94,000 and $282,000, respectively, on its intangible assets. The Company expects to record amortization expense of $2.3 million, $1.6 million, $1.2 million, $1.1 million and $1.0 million during the 2022, 2023, 2024, 2025 and 2026 fiscal years, respectively, on its intangible assets.

In September 2022, the Company sold an office property in the East North Central region that it previously designated as a property held for sale. The office property sold for $19.3 million with selling costs of approximately $532,000, resulting in a gain on sale of $1.9 million.

In September 2022, the Company reclassified one hotel property in the Northeast region with a carrying value of $36.9 million to property held for sale.

NOTE 8 - LEASES

In addition to the ground leases discussed in Note 7, the Company has operating leases for office space and office equipment. The leases have terms that expire between January 2024 and July 2028. The leases on the office space and office equipment contain options for early termination granted to the Company and the lessor. Lease payments are determined as follows:

•

Office space: payments are made on a fixed schedule, escalating annually, and also include the Company’s responsibility for a percentage of increases in the building’s property taxes and operating expenses over the base year.

•	Office equipment: payments are made on a fixed schedule.

The following table summarizes the Company’s operating leases (in thousands):

	September 30, 2022	December 31, 2021
Operating Leases:
Right of use assets	$407	$443
Lease liabilities	$(441)	$(477)

Weighted average remaining lease term:	5.8 years	6.6 years
Weighted average discount rate:	10.65%	10.65%

(Back to Index)

(Back to Index)

ACRES COMMERCIAL REALTY CAPITAL CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

SEPTEMBER 30, 2022

(unaudited)

The following table summarizes the Company’s operating lease costs and cash payments for the periods presented (in thousands):

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2022	2021	2022	2021
Lease Cost:
Operating lease cost	$25	$24	$73	$50

Other Information:
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from operating leases	$24	$39	$70	$39

The following table summarizes the Company’s operating leases cash flow obligations on an undiscounted, annual basis (in thousands):

Operating Leases
2022	$97
2023	99
2024	99
2025	102
2026	104
Thereafter	170
Subtotal	671
Less: impact of discount	(230)
Total	$441

NOTE 9 - INVESTMENTS IN UNCONSOLIDATED ENTITIES

The Company’s investments in unconsolidated entities at September 30, 2022 and December 31, 2021 comprised a 100% interest in the common shares of RCT I and RCT II with a value of $1.5 million in the aggregate, or 3.0% of each trust. The Company records its investments in RCT I’s and RCT II’s common shares as investments in unconsolidated entities using the cost method, recording dividend income when declared by RCT I and RCT II. During the three and nine months ended September 30, 2022, the Company recorded dividends from its investments in RCT I’s and RCT II’s common shares, reported in other revenue on the consolidated statement of operations, of $25,000 and $60,000, respectively. During the three and nine months ended September 30, 2021, the Company recorded dividends of $16,000 and $49,000, respectively.

(Back to Index)

(Back to Index)

ACRES COMMERCIAL REALTY CAPITAL CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

SEPTEMBER 30, 2022

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

	Principal Outstanding	Unamortized Issuance Costs and Discounts	Outstanding Borrowings	Weighted Average Borrowing Rate	Weighted Average Remaining Maturity	Value of Collateral
At September 30, 2022:
ACR 2021-FL1 Senior Notes	$675,223	$4,222	$671,001	4.43%	13.7 years	$802,643
ACR 2021-FL2 Senior Notes	567,000	5,245	561,755	4.74%	14.3 years	700,000
Senior secured financing facility	88,459	2,972	85,487	5.75%	4.8 years	188,327
CRE - term warehouse financing facilities (1)	382,070	2,948	379,122	5.38%	2.1 years	513,462
Mortgage payable	18,710	517	18,193	6.09%	2.5 years	25,400
5.75% Senior Unsecured Notes	150,000	2,645	147,355	5.75%	3.9 years	—
Unsecured Junior Subordinated Debentures	51,548	—	51,548	6.47%	13.9 years	—
Total	$1,933,010	$18,549	$1,914,461	4.94%	10.3 years	$2,229,832

	Principal Outstanding	Unamortized Issuance Costs and Discounts	Outstanding Borrowings	Weighted Average Borrowing Rate	Weighted Average Remaining Maturity	Value of Collateral
At December 31, 2021:
XAN 2020-RSO8 Senior Notes	$142,375	$577	$141,798	2.18%	13.2 years	$229,263
XAN 2020-RSO9 Senior Notes	94,814	489	94,325	4.25%	15.3 years	144,361
ACR 2021-FL1 Senior Notes (2)	675,223	5,410	669,813	1.60%	14.5 years	802,643
ACR 2021-FL2 Senior Notes	567,000	6,437	560,563	1.90%	15.1 years	700,000
Senior secured financing facility	—	3,432	(3,432)	5.75%	6.2 years	170,791
CRE - term warehouse financing facilities (1)	71,078	4,307	66,771	2.27%	2.8 years	102,027
4.50% Convertible Senior Notes	88,014	1,583	86,431	4.50%	227 days	—
5.75% Senior Unsecured Notes (3)	150,000	3,393	146,607	5.75%	4.6 years	—
Unsecured junior subordinated debentures	51,548	—	51,548	4.12%	14.7 years	—
Total	$1,840,052	$25,628	$1,814,424	2.44%	12.7 years	$2,149,085

(1)	Principal outstanding includes accrued interest payable of $712,000 and $58,000 at September 30, 2022 and December 31, 2021, respectively.
(2)	Value of collateral excludes interest income of $730,000 and exit fees of $228,000 received as of December 31, 2021.
(3)	Includes deferred debt issuance costs of $306,000 at December 31, 2021 associated with the 12.00% senior unsecured notes due 2027 that had no outstanding balance at December 31, 2021.

(Back to Index)

(Back to Index)

ACRES COMMERCIAL REALTY CAPITAL CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

SEPTEMBER 30, 2022

(unaudited)

Securitizations

The following table sets forth certain information with respect to the Company’s consolidated securitizations at September 30, 2022 (in thousands, except amount in footnotes):

	Closing Date	Maturity Date	Reinvestment Period End (1)	Total Note Paydowns Received from Closing Date through September 30, 2022
ACR 2021-FL1	May 2021	June 2036	May 2023	$—
ACR 2021-FL2	December 2021	January 2037	December 2023	$—

(1)	The reinvestment period is the period in which principal proceeds received before the end of the period may be used to acquire CRE loans for reinvestment into the securitization.

The investments held by the Company’s securitizations collateralize the securitizations’ borrowings and, as a result, are not available to the Company, its creditors, or stockholders. All senior notes and preferred shares of the securitizations held by the Company at September 30, 2022 and December 31, 2021 were eliminated in consolidation.

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

In February 2022, the Company repurchased $39.8 million of its 4.50% Convertible Senior Notes, resulting in a charge to earnings of $574,000, comprising an extinguishment of debt charge of $460,000 in connection with the acceleration of the market discount and interest expense of $114,000 in connection with the acceleration of deferred debt issuance costs. In August 2022, the remaining $48.2 million of the 4.50% Convertible Senior Notes were paid off upon maturity at par.

During the year ended December 31, 2021, the Company repurchased $55.7 million of its 4.50% Convertible Senior Notes.

During the three and nine months ended September 30, 2022 and 2021, the effective interest rate was 7.43%.

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
(Back to Index)

(Back to Index)

ACRES COMMERCIAL REALTY CAPITAL CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

SEPTEMBER 30, 2022

(unaudited)

On August 18, 2021, the Company entered into an agreement with Oaktree and MassMutual that provided for the redemption in full of the outstanding balance of the 12.00% Senior Unsecured Notes, including a waiver of certain sections of the Note and Warrant Purchase Agreement. On August 20, 2021, the redemption was consummated and a payment to Oaktree and MassMutual was made for an aggregate $55.3 million, which consisted of (i) principal in the amount of $50.0 million, (ii) interest in the amount of $329,000 and (iii) a make-whole amount of $5.0 million. In connection with the redemption, the Company recorded a charge to earnings of $8.0 million, comprising an extinguishment of debt charge of $7.8 million in connection with (i) the $5.0 million net make-whole amount and (ii) the $2.8 million acceleration of the remaining market discount; and interest expense of $218,000 in connection with the acceleration of deferred debt issuance costs.

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

SEPTEMBER 30, 2022

(unaudited)

Senior Secured Financing Facility, Term Warehouse Financing Facilities and Mortgage Payable

Borrowings under the Company’s senior secured financing facility, term warehouse financing facilities and mortgage payable are guaranteed by the Company or one or more of its subsidiaries. The following table sets forth certain information with respect to the Company’s senior secured financing facility, term warehouse financing facilities and mortgage payable (dollars in thousands, except amounts in footnotes):

	September 30, 2022				December 31, 2021
	Outstanding Borrowings	Value of Collateral	Number of Positions as Collateral	Weighted Average Interest Rate	Outstanding Borrowings	Value of Collateral	Number of Positions as Collateral	Weighted Average Interest Rate
Senior Secured Financing Facility
Massachusetts Mutual Life Insurance Company (1)	$85,487	$188,327	7	5.75%	$(3,432)	$170,791	9	5.75%

CRE - Term Warehouse Financing Facilities (2)
JPMorgan Chase Bank, N.A. (3)	237,948	318,418	13	5.19%	18,875	37,167	3	2.85%
Morgan Stanley Mortgage Capital Holdings LLC (4)	141,174	195,044	10	5.70%	47,896	64,860	3	2.03%

Mortgage Payable
Readycap Commercial, LLC (5)	18,193	25,400	1	6.09%	—	—	—	—
Total	$482,802	$727,189			$63,339	$272,818

(1)	Includes $3.0 million and $3.4 million of deferred debt issuance costs at September 30, 2022 and December 31, 2021, respectively.
(2)	Outstanding borrowings include accrued interest payable.
(3)

Includes $1.3 million and $1.8 million of deferred debt issuance costs at September 30, 2022 and December 31, 2021, respectively, in addition to $34,000 and $356,000 of deferred debt issuance costs at September 30, 2022 and December 31, 2021, respectively, from another term warehouse financing facility with no balance that matured in October 2022.

(4)	Includes $1.6 million and $2.2 million of deferred debt issuance costs at September 30, 2022 and December 31, 2021, respectively.
(5)	Includes $517,000 of deferred debt issuance costs at September 30, 2022.

The following table shows information about the amount at risk under the warehouse financing facilities and mortgage payable (dollars in thousands):

	Amount at Risk	Weighted Average Remaining Maturity	Weighted Average Interest Rate
At September 30, 2022:
Senior Secured Financing Facility (1)
Massachusetts Mutual Life Insurance Company	$100,393	4.8 years	5.75%
CRE - Term Warehouse Financing Facilities (1)
JPMorgan Chase Bank, N.A.	$80,480	2.1 years	5.19%
Morgan Stanley Mortgage Capital Holdings LLC	$52,986	2.1 years	5.70%
Mortgage Payable (2)
Readycap Commercial, LLC	$6,627	2.5 years	6.09%

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

The Company was in compliance with all financial covenants in each of the respective agreements at September 30, 2022 and December 31, 2021.

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

SEPTEMBER 30, 2022

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

In July 2022, Holdings, the Borrower and the Lenders entered into the Fifth Amendment to the MassMutual Loan Agreement (the “July 2022 Amendment”) to (i) extend the availability period from July 31, 2022 to August 31, 2022 and (ii) amend the interest rate on the outstanding principal amount of the borrowings, with respect to borrowings made in connection with eligible portfolio assets transferred to any borrower after the effective date of the July 2022 Amendment to the rate per annum determined by the initial lender or otherwise 5.75% per annum.

In August 2022, Holdings, the Borrower and the Lenders entered into the Sixth Amendment to the MassMutual Loan Agreement to extend the availability period from August 31, 2022 to October 15, 2022.  As of November 7, 2022, Holdings, the Borrower and the Lenders are documenting an amendment to the facility that will increase its borrowing capacity, extend its availability period and amend its interest rate, among other things. The amended facility is expected to be executed in the fourth quarter of 2022.

CRE - Term Warehouse Financing Facilities

In April 2018, an indirect, wholly-owned subsidiary of the Company entered into a master repurchase agreement (the “Barclays Facility”) with Barclays Bank PLC (“Barclays”) to finance the origination of CRE loans. In February 2022, such subsidiary entered into the Third Amendment to Master Repurchase Agreement (the “Barclays Amendment”) with Barclays, which amended the Barclays Facility to add market terms regarding the replacement of LIBOR upon determination of a benchmark transition event. In October 2022, the Barclays Facility matured.

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

Mortgage Payable

In April 2022, Chapel Drive West, LLC, a wholly owned subsidiary of the FSU Student Venture, entered into a Loan Agreement (the “Mortgage”) with Readycap Commercial, LLC (“Readycap”) to finance the acquisition of a student housing complex. The Mortgage is interest only and has a maximum principal balance of $20.4 million, of which, $18.7 million was advanced in the initial funding. The Mortgage charges interest of 30-day average SOFR plus a spread of 3.80% and matures in April 2025, subject to two one-year extension options.

The Mortgage contains events of default, subject to certain materiality thresholds and grace periods, customary for this type of financing arrangement. The remedies for such events of default are also customary for this type of transaction.

(Back to Index)

(Back to Index)

ACRES COMMERCIAL REALTY CAPITAL CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

SEPTEMBER 30, 2022

(unaudited)

Contractual maturity dates of the Company’s borrowings’ principal outstanding by category and year are presented in the table below (in thousands):

	Total	2022	2023	2024	2025	2026 and Thereafter
At September 30, 2022:
CRE securitizations	$1,242,223	$—	$—	$—	$—	$1,242,223
Senior secured financing facility	88,459	—	—	—	—	88,459
CRE - term warehouse financing facilities (1)	382,070	—	—	382,070	—	—
Mortgage payable	18,710	—	—	—	18,710	—
5.75% Senior Unsecured Notes	150,000	—	—	—	—	150,000
Unsecured junior subordinated debentures	51,548	—	—	—	—	51,548
Total	$1,933,010	$—	$—	$382,070	$18,710	$1,532,230

(1)	Includes accrued interest payable in the balances of principal outstanding.

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

On October 4, 2021, the Company and the Manager entered into an Equity Distribution Agreement with JonesTrading Institutional Services LLC, as placement agent (“JonesTrading”), pursuant to which the Company may issue and sell from time to time up to 2.2 million shares of the Series D Preferred Stock. Sales of the Series D Preferred Stock may be made in transactions that are deemed to be “at the market” offerings, as defined in Rule 415 of the Securities Act of 1933, as amended, including without limitation, sales made directly on the New York Stock Exchange, on any other existing trading market for the shares or to or through a market maker. Subject to the terms of the Company’s notice, JonesTrading may also sell the shares by any other method permitted by law, including but not limited to in privately negotiated transactions. The Company will pay JonesTrading a commission up to 3.0% of the gross proceeds from the sales of the Series D Preferred Stock pursuant to the agreement. The terms and conditions of the agreement include various representations and warranties, conditions to closing, indemnification rights and obligations of the parties and termination provisions. During the nine months ended September 30, 2022, the Company did not issue any Series D Preferred Stock through this agreement.

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

At September 30, 2022, the Company had 4.8 million shares of Series C Preferred Stock and 4.6 million shares of Series D Preferred Stock outstanding, with weighted average issuance prices, excluding offering costs, of $25.00.

In March 2016, the board of directors (the “Board”) approved a securities repurchase program, and in November 2020, the Board reauthorized and approved the continued use of this program to repurchase up to $20.0 million of the outstanding shares of the Company’s common stock. Additionally, the Board authorized the Company to enter into written trading plans under Rule 10b5-1 of the Securities Exchange Act of 1934 (the “Exchange Act”). In July 2021, the authorized amount was fully utilized, and in November 2021, the Board authorized and approved the continued use of its existing share repurchase program to repurchase an additional $20.0 million of the outstanding shares of the Company's common stock. Under the share repurchase program, the Company intends to repurchase shares through open market purchases, privately negotiated transactions, block purchases or otherwise in accordance with applicable federal securities laws, including Rule 10b-18 and 10b5-1 of the Exchange Act.

(Back to Index)

(Back to Index)

ACRES COMMERCIAL REALTY CAPITAL CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

SEPTEMBER 30, 2022

(unaudited)

During the nine months ended September 30, 2022 and 2021, the Company repurchased $8.2 million and $14.7 million of its common stock, respectively, representing 750,709 and 1,071,896 shares, respectively. At September 30, 2022, $8.1 million remains available under this repurchase program.

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

In July 2022, MassMutual exercised their warrants to purchase 74,666 shares.

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

The Company recognized restricted stock-based compensation expense of $913,000 and $2.6 million during the three and nine months ended September 30, 2022, respectively, and $771,000 and $961,000 during the three and nine months ended September 30, 2021, respectively.

The following table summarizes the Company’s restricted common stock transactions:

	Manager	Directors	Total Number of Shares	Weighted-Average Grant-Date Fair Value
Unvested shares at January 1, 2022	299,999	33,330	333,329	$17.39
Issued	299,999	33,334	333,333	11.85
Vested	(74,999)	(8,330)	(83,329)	17.39
Forfeited	—	—	—	—
Unvested shares at September 30, 2022	524,999	58,334	583,333	$14.22

The unvested restricted common stock shares are expected to vest during the following years:

Year	Shares
2023	166,658
2024	166,658
2025	166,671
2026	83,346
Total	583,333

The shares issued during the nine months ended September 30, 2022 will vest in installments over a four-year period, pursuant to the terms of the respective award agreements.  At September 30, 2022, total unrecognized compensation costs relating to unvested restricted stock was $5.4 million based on the grant date fair value of shares granted. The cost is expected to be recognized over a weighted average period of 3.2 years.

Under the Company’s Fourth Amended and Restated Management Agreement, as amended (“Management Agreement”), incentive compensation is paid quarterly. Up to 75% of the incentive compensation is paid in cash and at least 25% is paid in the form of an award of common stock, recorded in management fees on the consolidated statements of operations. No incentive compensation was paid to the Manager for the three and nine months ended September 30, 2022 or 2021.

(Back to Index)

(Back to Index)

ACRES COMMERCIAL REALTY CAPITAL CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

SEPTEMBER 30, 2022

(unaudited)

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

NOTE 13 - EARNINGS PER SHARE

The following table presents a reconciliation of basic and diluted earnings (losses) per common share for the periods presented (dollars in thousands, except per share amounts):

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2022	2021	2022	2021
Net income (loss)	$5,486	$(4,928)	$13,092	$21,767
Net income allocated to preferred shares	(4,855)	(4,877)	(14,566)	(11,033)
Net loss allocable to non-controlling interest, net of taxes	82	—	106	—
Net income (loss) allocable to common shares	$713	$(9,805)	$(1,368)	$10,734

Weighted average number of common shares outstanding:
Weighted average number of common shares outstanding - basic	8,312,334	9,086,751	8,453,652	9,351,477
Weighted average number of warrants outstanding (1)	400,922	466,661	444,507	466,661
Total weighted average number of common shares outstanding - basic	8,713,256	9,553,412	8,898,159	9,818,138
Effect of dilutive securities - unvested restricted stock	45,462	—	—	18,465
Weighted average number of common shares outstanding - diluted	8,758,718	9,553,412	8,898,159	9,836,603

Net income (loss) per common share - basic	$0.08	$(1.03)	$(0.15)	$1.09
Net income (loss) per common share - diluted	$0.08	$(1.03)	$(0.15)	$1.09

(1)	See Note 11 for further details regarding the warrants.

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

For the three months ended September 30, 2022 and 2021, the Company declared and subsequently paid its Series C Preferred Stock and Series D Preferred Stock distributions of $0.54 per share and $0.49 per share, respectively.

The Company did not pay any common share distributions for the three months ended September 30, 2022 and 2021.

(Back to Index)

(Back to Index)

ACRES COMMERCIAL REALTY CAPITAL CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

SEPTEMBER 30, 2022

(unaudited)

The following tables present distributions declared (on a per share basis) for the nine months ended September 30, 2022 and the year ended December 31, 2021:

	Series C Preferred Stock			Series D Preferred Stock
	Date Paid	Total Distributions Paid	Distributions Per Share	Date Paid	Total Distributions Paid	Distributions Per Share
	(in thousands)			(in thousands)
2022
September 30	October 31	$2,588	$0.5390625	October 31	$2,268	$0.4921875
June 30	August 1	$2,588	$0.5390625	August 1	$2,268	$0.4921875
March 31	May 2	$2,588	$0.5390625	May 2	$2,268	$0.4921875
2021
December 31	January 31, 2022	$2,588	$0.5390625	January 31, 2022	$2,268	$0.4921875
September 30	November 1	$2,588	$0.5390625	November 1	$2,264	$0.4921875
June 30	July 30	$2,588	$0.5390625	July 30	$1,736	$0.3773440
March 31	April 30	$2,588	$0.5390625	N/A	N/A	N/A

NOTE 15 - ACCUMULATED OTHER COMPREHENSIVE LOSS

The following table presents the changes in net unrealized loss on derivatives, the sole component of accumulated other comprehensive loss, for the nine months ended September 30, 2022 (in thousands):

Accumulated Other Comprehensive Loss - Net Unrealized Loss on Derivatives
Balance at January 1, 2022	$(8,127)
Amounts reclassified from accumulated other comprehensive loss (1)	1,332
Balance at September 30, 2022	$(6,795)

(1)	Amounts reclassified from accumulated other comprehensive loss are reclassified to interest expense on the Company’s consolidated statements of operations.

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

Effective on July 31, 2020, the Company has a Management Agreement with the Manager pursuant to which the Manager provides the day-to-day management of the Company’s operations and receives management fees. For the three and nine months ended September 30, 2022, the Manager earned base management fees of $1.7 million and $5.0 million, respectively. For the three and nine months ended September 30, 2021, the Manager earned base management fees of $1.7 million and $4.4 million, respectively. No incentive compensation was earned for the three and nine months ended September 30, 2022 and 2021. At September 30, 2022 and December 31, 2021, $556,000 and $561,000, respectively, of base management fees were payable by the Company to the Manager. There was no incentive compensation payable at September 30, 2022 and December 31, 2021.

(Back to Index)

(Back to Index)

ACRES COMMERCIAL REALTY CAPITAL CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

SEPTEMBER 30, 2022

(unaudited)

The Manager and its affiliates provide the Company with a Chief Financial Officer and a sufficient number of additional accounting, finance, tax and investor relations professionals. The Company reimburses the Manager’s expenses for (a) the wages, salaries and benefits of the Chief Financial Officer, and (b) a portion of the wages, salaries and benefits of accounting, finance, tax and investor relations professionals, in proportion to such personnel’s percentage of time allocated to the Company’s operations. The Company reimburses out-of-pocket expenses and certain other costs incurred by the Manager that related directly to the Company’s operations. For the three and nine months ended September 30, 2022, the Company reimbursed the Manager $663,000 and $3.6 million, respectively, for all such compensation and costs. For the three and nine months ended September 30, 2021, the Company reimbursed the Manager $899,000 and $3.5 million, respectively, for all such compensation and costs. At September 30, 2022 and December 31, 2021, the Company had payables to the Manager pursuant to the Management Agreement totaling $728,000 and $1.2 million, respectively, related to such compensation and costs. The Company’s base management fee payable and expense reimbursements payable were recorded in management fee payable - related party and accounts payable and other liabilities on the consolidated balance sheet, respectively.

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

During the three and nine months ended September 30, 2022, the Company recorded interest income of $87,000 and $261,000, respectively, on the ACRES Loan in other income (expense) on the consolidated statements of operations. During three and nine months ended September 30, 2021, the Company recorded interest income of $90,000 and $268,000, respectively, on the ACRES Loan. At September 30, 2022 and December 31, 2021, the ACRES Loan had a principal balance of $11.4 million and $11.6 million, respectively, recorded in loan receivable - related party on the consolidated balance sheet, and no accrued interest receivable.

During the nine months ended September 30, 2022, the Company originated one CRE whole loan with a par value of $38.6 million that was refinanced from a loan originated by affiliates of the Manager. The Company did not originate any loans that were refinanced from loans originated by affiliates of the Manager during the year ended December 31, 2021. During the nine months ended September 30, 2022, the Company acquired 100% equity in one property for $38.6 million, that previously served as collateral for a loan held by an affiliate of the Manager prior to the acquisition. During the year ended December 31, 2021, the Company acquired 100% equity in one property for $14.2 million, that previously served as collateral for a loan held by an affiliate of the Manager prior to the acquisition.

At September 30, 2022, the Company retained equity in two securitization entities that were structured for the Company by the Manager. Under the Management Agreement, the Manager was not separately compensated by the Company for executing these transactions and was not separately compensated for managing the securitization entities and their assets.

During the three months ended September 30, 2022, the Company co-originated and entered into joint funding agreements with ACRES Loan Origination, LLC, an affiliate of ACRES Capital Corp. and the Manager, on four loan originations, with total initial fundings of $97.2 million.

Relationship with ACRES Capital Servicing LLC. Under the MassMutual Loan Agreement, ACRES Capital Servicing LLC (“ACRES Capital Servicing”), an affiliate of ACRES Capital Corp. and the Manager, serves as the portfolio servicer. Additionally, ACRES Capital Servicing served as the special servicer of Exantas Capital Corp. 2019-RSO7, Ltd. (“XAN 2019-RSO7”), XAN 2020-RSO8 and XAN 2020-RSO9 and serves as special servicer of ACRES Commercial Realty 2021-FL1 Issuer, Ltd. (“ACR 2021-FL1”) and ACRES Commercial Realty 2021-FL2 Issuer, Ltd. (“ACR 2021-FL2”). During the three and nine months ended September 30, 2022, ACRES Capital Servicing received no portfolio servicing fees and $16,000 and $40,000, respectively, in special servicing fees recorded as a reduction to interest income in the consolidated statement of operations. During the three and nine months ended September 30, 2021, ACRES Capital Servicing received no portfolio servicing fees. During the nine months ended September 30, 2021, ACRES Capital Servicing received $14,000 in special servicing fees recorded as a reduction to interest income in the consolidated statement of operations. There were no special servicing fees received during the three months ended September 30, 2021.

Relationship with ACRES Collateral Manager, LLC. ACRES Collateral Manager, LLC, an affiliate of ACRES Capital Corp. and the Manager, serves as the collateral manager of ACR 2021-FL1 and ACR 2021-FL2, a role for which it waived its fee.

(Back to Index)

(Back to Index)

ACRES COMMERCIAL REALTY CAPITAL CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

SEPTEMBER 30, 2022

(unaudited)

Relationship with ACRES Development Management, LLC. ACRES Development Management, LLC (“DevCo”) is a wholly owned subsidiary of ACRES Capital Corp., the parent of the Manager. DevCo acts in various capacities as a co-developer or owner’s representative for direct equity investments within the Company’s portfolio. In November 2021, December 2021 and April 2022, the joint venture entities of the three CRE equity investments acquired through direct investment entered into development agreements with DevCo (the “Development Agreements”). Pursuant to the Development Agreements, DevCo agreed to manage the development of the projects associated with each equity investment in accordance with a development standard in exchange for fees equal to between 1.25% and 1.5% of all project costs. During the three and nine months ended September 30, 2022, $13,000 in fees were incurred and paid to DevCo for services rendered under the Development Agreements.

Relationship with ACRES Share Holdings, LLC. In June 2021, the Company’s Manager Plan was approved by its shareholders, which authorized up to 1,100,000 shares of common stock for issuance to the Manager (less shares of common stock issued or subject to awards under the Omnibus Plan). ACRES Share Holdings, LLC, an affiliate of ACRES Capital Corp. and the Manager, was granted 299,999 shares during the nine months ended September 30, 2022 that will vest 25% each year on the anniversary of the issuance date over four years. During the year ended December 31, 2021, the Company issued 299,999 restricted shares to ACRES Share Holdings, LLC under the Manager Plan that will vest 25% each year on the anniversary of the issuance date over four years. See Note 12 for additional details.

NOTE 17 - FAIR VALUE OF FINANCIAL INSTRUMENTS

The Company had no financial instruments carried at fair value on a recurring basis at September 30, 2022 and December 31, 2021.

The Company is required to disclose the fair value of financial instruments for which it is practicable to estimate that value. The fair values of the Company’s short-term financial instruments such as cash and cash equivalents, restricted cash, accrued interest receivable, principal paydowns receivable, accrued interest payable and distributions payable approximate their carrying values on the consolidated balance sheets. The fair values of the Company’s assets and liabilities are estimated as follows:

CRE whole loans. The fair values of the Company’s loans held for investment are measured by discounting the expected future cash flows using the current interest rates at which similar loans would be made to borrowers with similar credit ratings and for the same remaining maturities. Par values of loans with variable interest rates are expected to approximate fair value unless evidence of credit deterioration exists, in which case the fair value approximates the par value less the loan’s allowance estimated through individual evaluation. Fair values of loans with fixed rates are calculated using the net present values of future cash flows, discounted at market rates. The Company’s floating-rate CRE loans had interest rates from 5.38% to 11.13% and 3.01% to 9.00% at September 30, 2022 and December 31, 2021, respectively.

CRE mezzanine loan. This is estimated by discounting the remaining contractual cash flows using the current interest rates at which similar instruments would be originated for the same remaining maturity. The Company’s mezzanine loan is discounted at a rate of 10.00%.

Loan receivable- related party. This is estimated using a discounted cash flow model.

Senior notes in CRE securitizations. These are estimated using a discounted cash flow model with implied yields based on trades for similar securities.

Senior secured financing facility. This is estimated by discounting the facility’s remaining contractual cash flows using the current interest rate at which a similar debt instrument would be issued for the same remaining maturity. The fair value of the senior secured financing facility is estimated using a discounted cash flow model that discounts the expected future cash flows at a rate of 5.75%. At December 31, 2021, there were no borrowings outstanding on the senior secured financing facility.

Warehouse financing facilities and mortgage payable. Both are variable-rate debt instruments indexed to either LIBOR or Term SOFR and reset periodically. As a result, their carrying value approximates their fair value, excluding deferred debt issuance costs.

4.50% Convertible Senior Notes. These are estimated using a discounted cash flow model that discounts the issuance’s contractual future cash flows using the current interest rate on similar debt issuances with similar terms and similar remaining maturities that do not have a conversion option.

5.75% Senior Unsecured Notes and Junior subordinated notes. These are estimated by using a discounted cash flow model.

(Back to Index)

(Back to Index)

ACRES COMMERCIAL REALTY CAPITAL CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

SEPTEMBER 30, 2022

(unaudited)

The fair values of the Company’s remaining financial and non-financial assets that are not reported at fair value on the consolidated balance sheets are reported in the following table (in thousands):

		Fair Value Measurements
	Carrying Value	Fair Value	Quoted Prices in Active Markets for Identical Assets of Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
At September 30, 2022:
Assets:
CRE whole loans	$2,118,342	$2,140,129	$—	$—	$2,140,129
CRE mezzanine loan	4,453	4,700	—	—	4,700
Loan receivable - related party	11,350	9,725	—	—	9,725
Liabilities:
Senior notes in CRE securitizations	1,232,756	1,183,719	—	—	1,183,719
Senior secured financing facility	85,487	88,459	—	—	88,459
Warehouse financing facilities	379,122	382,070	—	—	382,070
Mortgage payable	18,193	18,710	—	—	18,710
5.75% Senior Unsecured Notes	147,355	138,930	—	—	138,930
Junior subordinated notes	51,548	37,607	—	—	37,607

At December 31, 2021:
Assets:
CRE whole loans	$1,869,301	$1,889,499	$—	$—	$1,889,499
CRE mezzanine loan	4,445	4,700	—	—	4,700
Loan receivable - related party	11,575	10,407	—	—	10,407
Liabilities:
Senior notes in CRE securitizations	1,466,499	1,473,893	—	—	1,473,893
Warehouse financing facilities	66,771	68,905	—	—	68,905
4.50% Convertible Senior Notes	86,431	87,873	—	—	87,873
5.75% Senior Unsecured Notes (1)	146,607	148,125	—	—	148,125
Junior subordinated notes	51,548	41,424	—	—	41,424

(1)	Carrying value includes deferred debt issuance costs of $307,000 from the redeemed notes.

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

(Back to Index)

(Back to Index)

ACRES COMMERCIAL REALTY CAPITAL CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

SEPTEMBER 30, 2022

(unaudited)

The Company terminated all of its interest rate swap positions associated with its prior financed CMBS portfolio in April 2020. At termination, the Company realized a loss of $11.8 million. At September 30, 2022 and December 31, 2021, the Company had losses of $7.1 million and $8.5 million, respectively, recorded in accumulated other comprehensive loss, which will be amortized into earnings over the remaining life of the debt. During the three and nine months ended September 30, 2022, the Company recorded amortization expense of $438,000 and $1.4 million, respectively, reported in interest expense on the consolidated statements of operations. During the three and nine months ended September 30, 2021, the Company recorded amortization expense of $489,000 and $1.5 million, respectively, reported in interest expense on the consolidated statements of operations.

At September 30, 2022 and December 31, 2021, the Company had an unrealized gain of $279,000 and $347,000, respectively, attributable to two terminated interest rate swaps, in accumulated other comprehensive loss on the consolidated balance sheets, to be accreted into earnings over the remaining life of the debt. For each of the three months ended September 30, 2022 and 2021, the Company recorded accretion income, reported in interest expense on the consolidated statements of operations, of $23,000 to accrete the accumulated other comprehensive income on the terminated swap agreements. For each of the nine months ended September 30, 2022 and 2021, the Company recorded accretion income, reported in interest expense on the consolidated statements of operations, of $68,000 to accrete the accumulated other comprehensive income on the terminated swap agreements.

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

The following tables present the effect of the derivative instruments on the consolidated statements of operations for the nine months ended September 30, 2022 and 2021 (in thousands):

		Realized and Unrealized Gain (Loss) (1)
	Consolidated Statements of Operations Location	Nine Months Ended September 30, 2022	Nine Months Ended September 30, 2021
Interest rate swap contracts, hedging	Interest expense	$(1,332)	$(1,384)

(1)	Negative values indicate a decrease to the associated consolidated statement of operations line items.

NOTE 19 - OFFSETTING OF FINANCIAL LIABILITIES

The following table presents a summary of the Company’s offsetting of financial liabilities (in thousands, except amounts in footnotes):

	(i) Gross Amounts of Recognized Liabilities	(ii) Gross Amounts Offset on the Consolidated Balance Sheets	(iii) = (i) - (ii) Net Amounts of Liabilities Included on the Consolidated Balance Sheets	(iv) Gross Amounts Not Offset on the Consolidated Balance Sheets(1)	(v) = (iii) - (iv) Net Amount
At September 30, 2022:
Warehouse financing facilities (2)	$379,122	$—	$379,122	$379,122	$—
At December 31, 2021:
Warehouse financing facilities (2)	$66,771	$—	$66,771	$66,771	$—
(1)

The combined fair values of loans pledged against the Company’s various term warehouse financing facilities and repurchase agreements was $513.5 million and $102.0 million at September 30, 2022 and December 31, 2021, respectively.

(2)

Amounts represent financial instruments pledged that are available to be offset against liability balances associated with term warehouse financing facilities and repurchase agreements.  There was no cash collateral pledged at either September 30, 2022 or December 31, 2021.

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

(Back to Index)

(Back to Index)

ACRES COMMERCIAL REALTY CAPITAL CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

SEPTEMBER 30, 2022

(unaudited)

NOTE 20 - COMMITMENTS AND CONTINGENCIES

The Company may become involved in litigation on various matters due to the nature of the Company’s business activities. The resolution of these matters may result in adverse judgments, fines, penalties, injunctions and other relief against the Company as well as monetary payments or other agreements and obligations. In addition, the Company may enter into settlements on certain matters in order to avoid the additional costs of engaging in litigation. Except as discussed below, the Company is unaware of any contingencies arising from such litigation that would require accrual or disclosure in the consolidated financial statements at September 30, 2022.

The Company’s subsidiary, Primary Capital Mortgage, LLC (“PCM”), is subject to potential litigation related to claims for repurchases or indemnifications on loans that PCM has sold to third parties. At September 30, 2022 and December 31, 2021, no such litigation demand was outstanding. Reserves for such litigation demands are included in the reserve for mortgage repurchases and indemnifications that totaled $1.2 million and $1.3 million at September 30, 2022 and December 31, 2021, respectively. The reserves for mortgage repurchases and indemnifications are included in accounts payable and other liabilities on the consolidated balance sheets.

The Company did not have any pending litigation matters or general litigation reserve at September 30, 2022 or December 31, 2021.

Other Contingencies

PCM is subject to additional claims for repurchases or indemnifications on loans that PCM has sold to investors. At both September 30, 2022 and December 31, 2021, outstanding demands for indemnification, repurchase or make whole payments totaled $3.3 million. The Company’s estimated exposure for such outstanding claims, as well as unasserted claims, is included in its reserve for mortgage repurchases and indemnifications.

Unfunded Commitments

Unfunded commitments on the Company’s originated CRE loans generally fall into two categories: (1) pre-approved capital improvement projects and (2) new or additional construction costs subject, in each case, to the borrower meeting specified criteria. Upon completion of the improvements or construction, the Company would receive additional interest income on the advanced amount. Whole loans had $193.7 million and $157.6 million in unfunded loan commitments at September 30, 2022 and December 31, 2021, respectively.

NOTE 21 - SUBSEQUENT EVENTS

The Company has evaluated subsequent events through the filing of this report and determined that there have not been any events, other than those described in Note 10, that have occurred that would require adjustments to or disclosures in the consolidated financial statements.

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

Overview

We are a Maryland corporation and an externally managed real estate investment trust (“REIT”) that is primarily focused on originating, holding and managing commercial real estate (“CRE”) mortgage loans and equity investments in commercial real estate properties through direct ownership and joint ventures. Our manager is ACRES Capital, LLC (our “Manager”), a subsidiary of ACRES Capital Corp. (collectively, “ACRES”), a private commercial real estate lender exclusively dedicated to nationwide middle market CRE lending with a focus on multifamily, student housing, hospitality, office and industrial property in top United States (“U.S.”) markets. Our Manager draws upon the management team of ACRES and its collective investment experience to provide its services. Our objective is to provide our stockholders with total returns over time, including quarterly distributions and capital appreciation, while seeking to manage the risks associated with our investment strategies as well as to maximize long-term stockholder value by maintaining stability through our available liquidity and diversified CRE loan portfolio.

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

Due in large part to the development and distribution of vaccines and other treatments, the U.S. and other countries around the world have eased or removed restrictions entirely, financial markets are more liquid, collateral performance has improved and unemployment rates have stabilized to some degree; as such, at September 30, 2022, we have substantially reversed provisions for credit losses related to macroeconomic factors impacted by COVID-19. For additional discussion with respect to the potential impact of COVID-19 on our liquidity and capital resources, see “Liquidity and Capital Resources.”

Currently, domestic and global markets are grappling with managing rising inflation rates, supply chain disruptions and energy market dislocations. These additional market pressures are manifesting themselves in higher consumer prices and have led domestic and global monetary policy makers to raise historically low short-term interest rates at rates much faster than originally anticipated by domestic and global financial markets in hopes of containing inflation and staving off or tempering an economic recession. The U.S. Federal Reserve has raised the Federal Funds rate by 3.00% in five rate hikes between March 2022 and September 2022 to combat inflation, and more rate hikes are expected in the near future. These increases in the cost of capital and goods are expected to cause short-term dislocations in various investment and financing markets in which we participate as we and other market participants adjust to the new financing environment.

We continuously monitor the effects of domestic and global events, including but not limited to the current and expected impacts of inflation, labor shortages, supply chain matters and rising interest rates, on our operations and financial position to ensure that we remain responsive and adaptable to the dynamic changes in our operating environment. However, it is inherently difficult to

(Back to Index)

(Back to Index)

accurately assess the continuing impact of domestic or global macroeconomic events on our revenues, profitability and financial position. In response, we continue to actively and responsibly manage corporate liquidity and operations in light of changing macroeconomic circumstances, and our Manager continuously monitors for new capital opportunities and executes on agreements that are expected to enhance our returns.

We target originating transitional floating-rate CRE loans between $10.0 million and $100.0 million. During the three and nine months ended September 30, 2022, we originated six and 18 floating-rate CRE whole loans, respectively, with total commitments of $181.3 million and $592.8 million, respectively. We anticipate that our CRE loan originations, CRE debt securitizations and other CRE-related investments for the year ended December 31, 2022 will be between $600.0 million and $800.0 million.

Our CRE loan portfolio, which had $2.1 billion and $1.9 billion carrying values at September 30, 2022 and December 31, 2021, respectively, comprised:

•

First mortgage loans, which we refer to as whole loans. These loans are typically secured by first liens on CRE property, including the following property types: multifamily, office, hotel, self-storage, retail, student housing, manufactured housing, industrial, healthcare and mixed-use. At September 30, 2022 and December 31, 2021, our whole loans had a carrying value of $2.1 billion and $1.9 billion, respectively, or 99.8%, of the CRE loan portfolio.

•

Mezzanine debt is senior to the borrower’s equity but is subordinated to other third-party debt. These loans are subordinated CRE loans, usually secured by a pledge of the borrower’s equity ownership in the entity that owns the property or by a second lien mortgage on the property.  At September 30, 2022 and December 31, 2021, our mezzanine loan had a carrying value of $4.5 million and $4.4 million, respectively, or 0.2% of the CRE loan portfolio.

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

At September 30, 2022, our $2.1 billion floating-rate CRE loan portfolio, at par, which includes one whole loan without a benchmark floor, had a weighted average benchmark floor of 0.67%. At December 31, 2021, our par-value $1.9 billion floating-rate CRE loan portfolio, which included one loan without a benchmark floor, had a weighted average benchmark floor of 0.75%. The decrease in the weighted average benchmark floor was a result of older CRE floating-rate loans with higher floors paying off and being replaced with newer loans with lower floors. With the trend of rising benchmark rates in 2022 (both LIBOR and SOFR), we have seen the coupons on all of our floating-rate assets and debt rise accordingly. Because we have equity invested in each floating-rate loan, and because in all instances the benchmark rates are above our loan floors, the rise in interest rates expected by the market will result in an increase in our net interest income. See “Interest Rate Risk” in “Item 3: Quantitative and Qualitative Disclosures About Market Risk.”

(Back to Index)

(Back to Index)

Our portfolio comprises loans with a diverse array of collateral types. We increased our multifamily portfolio allocation to 75.0% at September 30, 2022 up from 69.7% at December 31, 2021. The following charts show our portfolio allocation by property type at September 30, 2022 and December 31, 2021:

At September 30, 2022

Self-storage 2.8%
Retail 0.4%
Hotel 9.0%
Office 12.8%
Multifamily 75.0%

At December 31, 2021

Self-storage 3.0%
Retail 2.6%
Manufactured housing 0.8%
Hotel 9.5%
Office 14.4%
Multifamily 69.7%

All but two of our loans were current on contractual payments at September 30, 2022. Each of these two loans, which were in maturity default, had recent appraisals in excess of their par balances and, as such, did not require individual reserves for current expected credit losses (“CECL”). Additionally, we have executed extensions on six loans at a weighted average extension of two months in exchange for $254,000 of fees during the nine months ended September 30, 2022.

Our CRE mezzanine loan earns interest at a fixed rate.

From time to time, we may acquire real estate property through direct equity investments or as a result of our lending activities. At September 30, 2022, the total carrying value of our net real estate-related assets and liabilities was $82.6 million on four properties owned. The existence of net capital loss carryforwards available until December 31, 2025, allows for potential future capital gains on these investments to be shielded from income taxes. Additionally, at September 30, 2022, our investments in real estate comprise two hotel properties with a combined carrying value of $53.3 million classified as properties held for sale and offset by liabilities held for sale of $3.0 million.

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

At September 30, 2022 and December 31, 2021, we had outstanding balances on our CRE loan term warehouse financing facilities of $379.1 million and $66.8 million, respectively, or 19.8% and 3.7%, respectively, of total outstanding borrowings. At September 30, 2022 and December 31, 2021, we had outstanding balances of $1.2 billion and $1.5 billion, respectively, on CRE debt securitizations, or 64.4% and 80.8%, respectively, of total outstanding borrowings. At September 30, 2022, we had outstanding borrowings on our senior secured financing facility of $85.5 million, or 4.5% of total outstanding borrowings. At September 30, 2022, we had outstanding borrowings on our mortgage payable of $18.2 million, or 1.0% of total outstanding borrowings. At December 31, 2021, we had no outstanding borrowings on our senior secured financing facility nor on our mortgage payable.

In February 2022, we repurchased $39.8 million par value of our 4.50% convertible senior notes due 2022 (“4.50% Convertible Senior Notes”). In conjunction with the repurchase, we accelerated $460,000 of the convertible note discount, which was recorded as an extinguishment of debt cost, and $114,000 of deferred debt issuance costs, which were recorded in interest expense. In August 2022, the remaining $48.2 million of outstanding notes were paid off upon maturity at par.

(Back to Index)

(Back to Index)

In January 2020, we adopted updated accounting guidance that replaced the incurred loss approach with the CECL model for the determination of our allowance for loan losses. We reevaluate our CECL allowance quarterly, incorporating our current expectations of macroeconomic factors considered in the determination of our CECL reserves. At September 30, 2022, the CECL allowance on our CRE loan portfolio was $7.9 million, or 0.37% of our $2.1 billion loan portfolio. At December 31, 2021, the CECL allowance on our CRE loan portfolio was $8.8 million, or 0.46% of our $1.9 billion of our loan portfolio. During the three months ended September 30, 2022, we recorded a provision for credit losses that reflected current macroeconomic expectations related to rising inflation, interest rates and expected unemployment. For the year ended December 31, 2021, we recorded net reversals of credit losses, which at the time, reflected improvements in macroeconomic conditions, improved collateral operating performance and improvements in or resolutions of individually-evaluated loans.

Additionally, the steady decline in our CECL reserves from our highest reserve balance in June 30, 2020 of $61.1 million, or 3.44% of the par balance of our CRE loan portfolio, to our current reserve balance at September 30, 2022 of $7.9 million, or 0.37% of the par balance of our CRE loan portfolio, has been due to the following: the successful resolution of our individually evaluated loans with specific reserves, the overall newer vintage of our CRE loan portfolio (with 16.3% of the portfolio, at September 30, 2022, being originated prior to the fourth quarter of 2020) as well as the increasing percentage allocation of our CRE loan portfolio to multifamily loans over time. Multifamily loans have historically had the lowest credit losses of any asset class for us and as a sample population in the third-party model that we use to support our CECL reserves. Our percentage allocation of our CRE loan portfolio to multifamily has grown from 58.4% at June 30, 2020 to 75.0% at September 30, 2022.

During the three months ended September 30, 2022, we recorded no charge-offs. During the nine months ended September 30, 2022, we recorded $2.3 million in charge-offs, primarily attributable to the discounted payoff of one loan that resulted in a realized loss of $2.3 million for which a CECL allowance was established at December 31, 2021.

We historically used derivative financial instruments, including interest rate swaps, to hedge a portion of the interest rate risk associated with our borrowings. In April 2020, we terminated all interest rate hedges in conjunction with the disposition of our financed commercial mortgage-backed securities (“CMBS”) portfolio. At September 30, 2022 and December 31, 2021, we had unrealized losses in connection with the terminated hedges of $7.1 million and $8.5 million, respectively, which will be amortized into interest expense over the remaining life of the debt. We recognized amortization expense on these terminated contracts of $438,000 and $1.4 million, respectively, during the three and nine months ended September 30, 2022.

Common stock book value was $25.08 per share at September 30, 2022, a $1.21 per share increase from December 31, 2021, primarily resulting from the accretive benefit of our board of directors, or our Board-approved common stock repurchase program, offset by net losses from operations incurred during the quarter.

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

Results of Operations

Our net income allocable to common shares for the three months ended September 30, 2022 was $713,000, or $0.08 per share-basic ($0.08 per share-diluted). Our net loss allocable to common shares for the nine months ended September 30, 2022 was $1.4 million, or $(0.15) per share-basic ($(0.15) per share-diluted), as compared to net (loss) income allocable to common shares for the three and nine months ended September 30, 2021 of ($9.8) million, or $(1.03) per share-basic ($(1.03) per share-diluted) and $10.7 million, or $1.09 per share-basic ($1.09 per share-diluted), respectively.

(Back to Index)

(Back to Index)

Net Interest Income

The following tables analyze the change in interest income and interest expense for the comparative three and nine months ended September 30, 2022 and 2021 by changes in volume and changes in rates. The changes attributable to the combined changes in volume and rate have been allocated proportionately, based on absolute values, to the changes due to volume and changes due to rates (dollars in thousands, except amounts in footnotes):

	Three Months Ended September 30, 2022 Compared to Three Months Ended September 30, 2021
			Due to Changes in
	Net Change	Percent Change (1)	Volume	Rate
Increase (decrease) in interest income:
CRE whole loans (2)	$10,069	43%	$4,970	$5,099
Legacy CRE loan (2)(3)	(159)	(100)%	(189)	30
Other	169	423%	169	—
Total increase in interest income	10,079	42%	4,950	5,129
Increase (decrease) in interest expense:
Securitized borrowings: (4)
XAN 2020-RSO8 Senior Notes	(1,227)	(100)%	(1,227)	—
XAN 2020-RSO9 Senior Notes	(2,053)	(100)%	(2,053)	—
ACR 2021-FL1 Senior Notes	3,491	107%	(132)	3,623
ACR 2021-FL2 Senior Notes	6,182	100%	6,182	—
Senior secured financing facility	502	64%	502	—
CRE - term warehouse financing facilities (4)	3,264	225%	2,142	1,122
4.50% Convertible Senior Notes (4)	(2,093)	(83)%	(2,093)	—
5.75% Senior Unsecured Notes (4)	1,158	101%	1,158	—
12.00% Senior Unsecured Notes (4)	(1,048)	(97)%	(1,048)	—
Unsecured junior subordinated debentures	280	52%	—	280
Hedging	(51)	(11)%	(51)	—
Total increase in interest expense	8,405	58%	3,380	5,025
Net increase in net interest income	$1,674		$1,570	$104

(1)	Percent change is calculated as the net change divided by the respective interest income or interest expense for the three months ended September 30, 2021.
(2)	Includes an increase in fee income of $386,000 and a decrease in fee income of $18,000 recognized on our CRE whole loans and legacy CRE loan, respectively, that were due to changes in volume.
(3)

Includes the change in interest income recognized on one legacy CRE loan with an amortized cost of $11.5 million at December 31, 2021 classified as a CRE loan on the consolidated balance sheet. The loan paid off in January 2022.

(4)

Includes decreases in amortization expense of $779,000, $978,000 and $242,000 on our securitized borrowings, 4.50% Convertible Senior Notes and 12.00% senior unsecured notes, respectively, and increases in amortization expense of $110,000 and $80,000 on our CRE - term warehouse financing facilities and 5.75% Senior Unsecured Notes, respectively, that were due to changes in volume.

(Back to Index)

(Back to Index)

	Nine Months Ended September 30, 2022 Compared to Nine Months Ended September 30, 2021
			Due to Changes in
	Net Change	Percent Change (1)	Volume	Rate
Increase (decrease) in interest income:
CRE whole loans (2)	$11,010	15%	$13,080	$(2,070)
Legacy CRE loan (2)(3)	(449)	(94)%	(509)	60
CRE preferred equity investments (2)	(1,378)	(100)%	(1,378)	—
CMBS	(161)	(100)%	(161)	—
Other	210	288%	210	—
Total increase in interest income	9,232	12%	11,242	(2,010)
Increase (decrease) in interest expense:
Securitized borrowings: (4)
XAN 2019-RSO7 Senior Notes	(5,172)	(100)%	(5,172)	—
XAN 2020-RSO8 Senior Notes	(5,548)	(82)%	(5,976)	428
XAN 2020-RSO9 Senior Notes	(6,517)	(87)%	(6,787)	270
ACR 2021-FL1 Senior Notes	9,210	185%	378	8,832
ACR 2021-FL2 Senior Notes	13,471	100%	13,471	—
Senior secured financing facility	(803)	(26)%	(803)	—
CRE - term warehouse financing facilities (4)	4,800	140%	3,611	1,189
4.50% Convertible Senior Notes (4)	(4,984)	(65)%	(4,984)	—
5.75% Senior Unsecured Notes (4)	5,763	502%	5,763	—
12.00% Senior Unsecured Notes (4)	(3,920)	(93)%	(3,920)	—
Unsecured junior subordinated debentures	383	24%	—	383
Hedging	(52)	(4)%	(52)	—
Total increase in interest expense	6,631	14%	(4,471)	11,102
Net increase (decrease) in net interest income	$2,601		$15,713	$(13,112)
(1)	Percent change is calculated as the net change divided by the respective interest income or interest expense for the nine months ended September 30, 2021.
(2)

Includes decreases in fee income of $1.0 million and $55,000 recognized on our CRE whole loans and legacy CRE loan, respectively, and an increase of $64,000 on our preferred equity investments, that were due to changes in volume.

(3)

Includes the change in interest income recognized on one legacy CRE loan with an amortized cost of $11.5 million at December 31, 2021 classified as a CRE loan on the consolidated balance sheet. The loan paid off in January 2022.

(4)

Includes decreases in amortization expense of $5.9 million, $1.9 million and $139,000 on our securitized borrowings, 4.50% Convertible Senior Notes and 12.00% Senior Unsecured Notes, respectively, and increases in amortization expense of $159,000 and $372,000 on our CRE - term warehouse financing facilities and 5.75% Senior Unsecured Notes, respectively, that were due to changes in volume.

Net Change in Interest Income for the Comparative three and nine months ended September 30, 2022 and 2021:

Aggregate interest income increased by $10.1 million and $9.2 million for the comparative three and nine months ended September 30, 2022 and 2021, respectively. We attribute the changes to the following:

CRE whole loans. The increase of $10.1 million for the comparative three months ended September 30, 2022 and 2021 was primarily attributable to an increase in the benchmark rates and a net increase in the size of the total loan portfolio over the comparative periods. The increase of $11.0 million for the comparative nine months ended September 30, 2022 and 2021 was primarily attributable to a net increase in the size of the total loan portfolio period over the comparative periods. The aforementioned increase over the comparative nine months was partially offset by a net decline in loan yields attributable to a decline in the weighted-average rate floors on our total loan portfolio.

Legacy CRE loan. The decrease of $449,000 for the comparative nine months ended September 30, 2022 and 2021 was primarily attributable to the payoff of our remaining legacy CRE whole loan in January 2022.

CRE preferred equity investments. The decrease of $1.4 million for the comparative nine months ended September 30, 2022 and 2021 was attributable to the payoffs of the preferred equity investments in March 2021 and April 2021.

CMBS. The decrease of $161,000 for the comparative nine months ended September 30, 2022 and 2021 was attributable to the disposition of our two remaining CMBS securities in March 2021.

(Back to Index)

(Back to Index)

Net Change in Interest Expense for the Comparative three and nine months ended September 30, 2022 and 2021:

Aggregate interest expense increased by $8.4 million and $6.6 million for the comparative three and nine months ended September 30, 2022 and 2021, respectively. We attribute the changes to the following:

Securitized borrowings. The net increases of $6.4 million and $5.4 million for the comparative three and nine months ended September 30, 2022 and 2021, respectively, were primarily attributable to the issuance of ACRES Commercial Realty 2021-FL2 Issuer, Ltd. (“ACR 2021-FL2”) and an increase in benchmark rates over the comparative periods. These increases were partially offset by the liquidations of Exantas Capital Corp. 2019-RSO7, Ltd. (“XAN 2019-RSO7”), XAN 2020-RSO8 and XAN 2020-RSO9.

Senior secured financing facility. The increase of $502,000 for the comparative three months ended September 30, 2022 and 2021 was attributable to increased utilization of the senior secured financing facility in the third quarter 2022. The decrease of $803,000 for the comparative nine months ended September 30, 2022 was attributable to overall lower utilization of the senior secured financing facility during the nine months ended September 30, 2022 as compared to the nine months ended September 30, 2021.

CRE - term warehouse financing facilities. The increases of $3.3 million and $4.8 million for the comparative three and nine months ended September 30, 2022 and 2021, respectively, were primarily attributable to the increased utilization of these facilities during the three and nine months ended September 30, 2022.

4.50% Convertible Senior Notes. The decreases of $2.1 million and $5.0 million for the comparative three and nine months ended September 30, 2022 and 2021, respectively, were primarily attributable to the partial redemption of $55.7 million of our outstanding 4.50% Convertible Senior Notes during the year ended December 31, 2021 and the redemption of the remaining $88.0 million of our 4.50% Convertible Senior Notes during the nine months ended September 30, 2022.

5.75% Senior Unsecured Notes. The increases of $1.2 million and $5.8 million for the comparative three and nine months ended September 30, 2022 and 2021, respectively, were attributable to the issuance of our 5.75% Senior Unsecured Notes in August 2021.

12.00% Senior Unsecured Notes due 2027. The decreases of $1.0 million and $3.9 million for the comparative three and nine months ended September 30, 2022 and 2021, respectively, were attributable to the redemption of the entire outstanding balance of our 12.00% Senior Unsecured Notes in August 2021.

Unsecured junior subordinated debentures. The increases of $280,000 and $383,000 for the three and nine months ended September 30, 2022 and 2021, respectively, were attributable to an increase in the benchmark interest rate for our unsecured junior subordinated debentures, over the comparative periods.

(Back to Index)

(Back to Index)

Average Net Yield and Average Cost of Funds:

The following tables present the average net yield and average cost of funds for the three and nine months ended September 30, 2022 and 2021 (dollars in thousands, except amounts in footnotes):

	For the Three Months Ended September 30, 2022			For the Three Months Ended September 30, 2021
	Average Balance	Interest Income (Expense)	Average Net Yield (Cost of Funds) (1)	Average Balance	Interest Income (Expense)	Average Net Yield (Cost of Funds) (1)
Interest-earning assets
CRE whole loans, floating-rate (2)	$2,079,131	$33,736	6.44%	$1,724,333	$23,667	5.45%
Legacy CRE loan (2)	—	—	—%	11,516	159	5.49%
CRE mezzanine loan	4,700	120	9.96%	4,700	120	9.96%
Other	62,436	209	1.33%	74,564	40	0.21%
Total interest income/average net yield	2,146,267	34,065	6.30%	1,815,113	23,986	5.25%
Interest-bearing liabilities
Collateralized by:
CRE whole loans (3)(4)	1,659,729	(18,923)	(4.59)%	1,186,301	(8,764)	(2.75)%
General corporate debt:
Unsecured junior subordinated debentures	51,548	(820)	(6.22)%	51,548	(540)	(4.10)%
4.50% Convertible Senior Notes (5)	22,970	(443)	(7.56)%	119,159	(2,536)	(8.33)%
5.75% Senior Unsecured Notes (6)	147,280	(2,306)	(6.21)%	73,379	(1,148)	(6.21)%
12.00% Senior Unsecured Notes (7)(8)	—	(32)	—%	26,047	(1,080)	(16.44)%
Hedging (9)	—	(415)	—%	—	(466)	—%
Total interest expense/average cost of funds	$1,881,527	(22,939)	(4.80)%	$1,456,434	(14,534)	(3.67)%
Total net interest income		$11,126			$9,452

(1)	Average net yield includes net amortization/accretion and fee income and is computed based on average amortized cost.
(2)

Includes fee income of $2.4 million on our CRE whole loans for the three months ended September 30, 2022 and $2.0 million and $18,000 on our CRE whole loans and legacy CRE loan, respectively, for the three months ended September 30, 2021.

(3)

Includes amortization expense of $1.4 million and $2.1 million for the three months ended September 30, 2022 and 2021, respectively, on our interest-bearing liabilities collateralized by CRE whole loans.

(4)

The average cost of funds for the three months ended September 30, 2021 excludes the impact of amortization of deferred debt issuance costs and unused fees incurred on a CRE term warehouse facility that was unused during the period.

(5)

Includes aggregated amortization expense of $179,000 and $1.2 million for the three months ended September 30, 2022 and 2021, respectively, on our 4.50% Convertible Senior Notes. The amortization expense for the three months ended September 30, 2021 included $304,000 of acceleration of deferred debt issuance costs in connection with the repurchase of $55.7 million principal amount of 4.50% Convertible Senior Notes during the period.

(6)	Includes amortization expense of $150,000 and $70,000 for the three months ended September 30, 2022 and 2021, respectively, on our 5.75% Senior Unsecured Notes.
(7)

Includes amortization expense of $32,000 and $274,000 for the three months ended September 30, 2022 and 2021, respectively, on our 12.00% Senior Unsecured Notes. The amortization expense for the three months ended September 30, 2021 included $218,000 of acceleration of deferred debt issuance costs in connection with the redemption of all $50.0 million principal amount of 12.00% Senior Unsecured Notes during the period.

(8)

The outstanding par balance of our 12.00% Senior Unsecured Notes was redeemed in full in August 2021. At any time and from time to time prior to July 31, 2022, we were permitted to elect to issue up to $75.0 million of principal of additional notes. The interest expense incurred during the three months ended September 30, 2022 comprised amortization of deferred debt issuance costs on the remaining availability.

(9)

Includes net amortization expense of $415,000 and $466,000 for the three months ended September 30, 2022 and 2021, respectively, on 22 terminated interest rate swap agreements that were in net loss positions at the time of termination. The remaining losses, reported in accumulated other comprehensive (loss) income on the consolidated balance sheets, will be accreted over the remaining life of the debt.

(Back to Index)

(Back to Index)

	For the Nine Months Ended September 30, 2022			For the Nine Months Ended September 30, 2021
	Average Balance	Interest Income (Expense)	Average Net Yield (Cost of Funds) (1)	Average Balance	Interest Income (Expense)	Average Net Yield (Cost of Funds) (1)
Interest-earning assets
CRE whole loans, floating-rate (2)	$1,972,750	$83,093	5.63%	$1,616,398	$72,083	5.96%
Legacy CRE loan (2)	211	29	18.08%	11,516	478	5.55%
CRE mezzanine loan	4,700	355	9.96%	4,700	355	9.96%
CRE preferred equity investments (2)	—	—	—%	10,967	1,378	16.80%
CMBS	—	—	—%	5,610	161	3.89%
Other	85,395	283	0.44%	73,031	73	0.13%
Total interest income/average net yield	2,063,056	83,760	5.43%	1,722,222	74,528	5.78%
Interest-bearing liabilities
Collateralized by:
CRE whole loans (3)	1,545,493	(40,351)	(3.42)%	1,153,709	(30,910)	(3.48)%
General corporate debt:
Unsecured junior subordinated debentures	51,548	(2,001)	(5.12)%	51,548	(1,618)	(4.14)%
4.50% Convertible Senior Notes (4)	45,795	(2,690)	(7.75)%	131,785	(7,674)	(7.68)%
5.75% Senior Unsecured Notes (5)	147,134	(6,911)	(6.28)%	24,729	(1,148)	(6.21)%
12.00% Senior Unsecured Notes (6)(7)	—	(306)	—%	39,615	(4,226)	(14.26)%
Hedging (8)	—	(1,332)	—%	—	(1,384)	—%
Total interest expense/average cost of funds	$1,789,970	(53,591)	(3.81)%	$1,401,386	(46,960)	(4.25)%
Total net interest income		$30,169			$27,568
(1)	Average net yield includes net amortization/accretion and fee income and is computed based on average amortized cost.
(2)

Includes fee income of $7.1 million on our CRE whole loans for the nine months ended September 30, 2022 and $8.1 million and $55,000 on our CRE whole loans and legacy CRE loan, respectively, for the nine months ended September 30, 2021. During the nine months ended September 30, 2021, net amortization expense of $64,000 was recorded on the preferred equity investments in connection with their payoffs.

(3)

Includes amortization expense of $5.3 million and $11.0 million for the nine months ended September 30, 2022 and 2021, respectively, on our interest-bearing liabilities collateralized by CRE whole loans.

(4)

Includes amortization expense of $1.1 million and $3.1 million for the nine months ended September 30, 2022 and 2021, respectively, on our 4.50% Convertible Senior Notes. The amortization expense for the nine months ended September 30, 2021 included $304,000 of acceleration of deferred debt issuance costs in connection with the repurchase of $55.7 million principal amount of 4.50% Convertible Senior Notes during the period.

(5)	Includes amortization expense of $442,000 and $70,000 for the nine months ended September 30, 2022 and 2021, respectively, on our 5.75% Senior Unsecured Notes.
(6)

Includes amortization expense of $306,000 and $445,000 for the nine months ended September 30, 2022 and 2021, respectively, on our 12.00% Senior Unsecured Notes. The amortization expense for the nine months ended September 30, 2021 included $218,000 of acceleration of deferred debt issuance costs in connection with the redemption of all $50.0 million principal amount of 12.00% Senior Unsecured Notes during the period.

(7)

The outstanding par balance of our 12.00% Senior Unsecured Notes was redeemed in full in August 2021. At any time and from time to time prior to July 31, 2022, we were permitted to elect to issue up to $75.0 million of principal of additional notes. The interest expense incurred during the nine months ended September 30, 2022 comprised of amortization of deferred debt issuance costs on the remaining availability.

(8)

Includes net amortization expense of $1.3 million and $1.4 million for the nine months ended September 30, 2022 and 2021, respectively, on 22 terminated interest rate swap agreements that were in net loss positions at the time of termination. The remaining losses, reported in accumulated other comprehensive (loss) income on the consolidated balance sheets, will be accreted over the remaining life of the debt.

Real Estate Income and Other Revenue

The following table sets forth information relating to our real estate income and other revenue for the periods presented (dollars in thousands):

	For the Three Months Ended
	September 30,
	2022	2021	Dollar Change	Percent Change
Real estate income and other revenue:
Real estate income	$9,785	$2,627	$7,158	272%
Other revenue	25	17	8	47%
Total	$9,810	$2,644	$7,166	271%

(Back to Index)

(Back to Index)

	For the Nine Months Ended
	September 30,
	2022	2021	Dollar Change	Percent Change
Real estate income and other revenue:
Real estate income	$21,700	$7,013	$14,687	209%
Other revenue	60	49	11	22%
Total	$21,760	$7,062	$14,698	208%

Aggregate real estate income and other revenue increased by $7.2 million and $14.7 million for the comparative three and nine months ended September 30, 2022 and 2021, respectively. We attribute the changes to the acquisition of two revenue-generating properties in the fourth quarter of 2021 and two additional revenue-generating properties in the second quarter of 2022. Real estate income at our hotel property acquired in 2020 additionally benefited from increased personal and business travel resulting from lifted COVID-19 restrictions that occurred late in the spring of 2022. In the third quarter 2022, we received the deed-in-lieu of foreclosure on a hotel property that also contributed to the increase in real estate income for the three months ended September 30, 2022.

Operating Expenses

The following tables set forth information relating to our operating expenses for the periods presented (dollars in thousands):

	For the Three Months Ended
	September 30,
	2022	2021	Dollar Change	Percent Change
Operating expenses:
General and administrative	$2,128	$2,664	$(536)	(20)%
Real estate expenses	10,099	2,401	7,698	321%
Management fees - related party	1,669	1,700	(31)	(2)%
Equity compensation - related party	913	771	142	18%
Corporate depreciation and amortization	21	16	5	31%
Provision for credit losses, net	2,620	537	2,083	388%
Total	$17,450	$8,089	$9,361	116%

	For the Nine Months Ended
	September 30,
	2022	2021	Dollar Change	Percent Change
Operating expenses:
General and administrative	$7,938	$8,533	$(595)	(7)%
Real estate expenses	24,055	6,713	17,342	258%
Management fees - related party	5,023	4,405	618	14%
Equity compensation - related party	2,648	961	1,687	176%
Corporate depreciation and amortization	64	75	(11)	(15)%
Provision for (reversal of) credit losses, net	1,342	(15,447)	16,789	109%
Total	$41,070	$5,240	$35,830	684%

(Back to Index)

(Back to Index)

Aggregate operating expenses increased by $9.4 million and $35.8 million for the comparative three and nine months ended September 30, 2022 and 2021, respectively. We attribute the changes to the following:

General and administrative. General and administrative expenses decreased by $536,000 and $595,000 for the comparative three and nine months ended September 30, 2022 and 2021, respectively. The following tables summarize the information relating to our general and administrative expenses for the periods presented (dollars in thousands):

	For the Three Months Ended
	September 30,
	2022	2021	Dollar Change	Percent Change
General and administrative:
Professional services	$1,009	$1,240	$(231)	(19)%
D&O insurance	339	366	(27)	(7)%
Wages and benefits	317	339	(22)	(6)%
Operating expenses	216	300	(84)	(28)%
Director fees	206	207	(1)	(0)%
Dues and subscriptions	121	177	(56)	(32)%
Rent and utilities	29	30	(1)	(3)%
Travel	5	4	1	25%
Tax penalties, interest and franchise tax	(114)	1	(115)	(11500)%
Total	$2,128	$2,664	$(536)	(20)%

	For the Nine Months Ended
	September 30,
	2022	2021	Dollar Change	Percent Change
General and administrative:
Professional services	$4,058	$4,280	$(222)	(5)%
D&O insurance	1,054	1,031	23	2%
Wages and benefits	966	1,157	(191)	(17)%
Operating expenses	584	837	(253)	(30)%
Director fees	619	502	117	23%
Dues and subscriptions	513	545	(32)	(6)%
Rent and utilities	86	92	(6)	(7)%
Travel	31	20	11	55%
Tax penalties, interest and franchise tax	27	69	(42)	(61)%
Total	$7,938	$8,533	$(595)	(7)%

The decrease in general and administrative expense for the comparative three months ended September 30, 2022 and 2021 was primarily attributable to (i) a decrease in professional services reimbursable to the Manager and (ii) a decrease in tax penalties, interest and franchise tax in connection with the receipt of approximately $123,000 of interest income in the third quarter 2022 related to the receipt of a 2017 federal tax refund.

The decrease in general and administrative expense for the comparative nine months ended September 30, 2022 and 2021 was primarily attributable to a decrease in operating expenses related to (i) a decrease in computer software fees, (ii) a decrease in printing fees and (iii) a decrease in operating expenses and professional services reimbursable to the Manager.

Real estate expenses. The increases of $7.7 million and $17.3 million for the comparative three and nine months ended September 30, 2022 and 2021, respectively, were primarily attributable to the acquisition of two properties, a hotel and a student housing complex, in April 2022, as well as the acquisition of two office properties in October 2021. The increase for the comparative three and nine months was also attributable to increased operating expenses incurred on a hotel property acquired in November 2020 due to growth in its operations in the current year and due to the incremental operating expenses incurred on a hotel property on which we received the deed-in-lieu of foreclosure in July 2022.

(Back to Index)

(Back to Index)

Management fees – related party. The increase of $618,000 for the comparative nine months ended September 30, 2022 and 2021 was primarily attributable to an increase in our base management fees during the nine months ended September 30, 2022. As of July 31, 2020, as part of the Fourth Amended and Restated Management Agreement, as amended (“Management Agreement”), the monthly base management fee payable to our Manager was amended to be the greater of 1/12th of the amount of our equity multiplied by 1.50% or $442,000 through July 31, 2022. In June 2021, the base management fee calculation exceeded the $442,000 for the first time since the execution of the Management Agreement in connection with the issuance of the 7.875% Series D Cumulative Redeemable Preferred Stock (“Series D Preferred Stock”). As a result, the management fees incurred during the nine months ended September 30, 2022 were greater than those incurred during the nine months ended September 30, 2021.

Equity compensation – related party. The increase of $1.7 million for the comparative nine months ended September 30, 2022 and 2021 was primarily attributable to shares granted in the second quarter 2022 and the second quarter 2021 under our Manager Incentive Plan, which will vest 25% for four years, on each anniversary of the issuance date.

Provision for (reversal of) credit losses, net. The provisions for credit losses of $2.6 million and $1.3 million for the three and nine months ended September 30, 2022, respectively, were primarily attributable to a general decline in macroeconomic conditions. The provision for credit losses of $537,000 for the three months ended September 30, 2021 was primarily attributable to an increase in the size of the CRE loan portfolio and the net reversal of credit losses of $15.4 million for the nine months ended September 30, 2021 was attributable to overall, general improvements in expected macroeconomic conditions at the time and improvements in property-level operations on loan collateral at that time.

Other Income (Expense)

The following tables set forth information relating to our other income (expense) incurred for the periods presented (dollars in thousands):

	For the Three Months Ended
	September 30,
	2022	2021	Dollar Change	Percent Change
Other income (expense):
Loss on extinguishment of debt	—	$(9,006)	9,006	100%
Gain on sale of real estate	$1,870	—	$1,870	100%
Other income	130	71	59	83%
Total	$2,000	$(8,935)	$10,935	122%

	For the Nine Months Ended
	September 30,
	2022	2021	Dollar Change	Percent Change
Other income (expense):
Net realized and unrealized gain on investment securities available-for-sale and loans and derivatives	$—	$878	$(878)	(100)%
Loss on extinguishment of debt	(460)	(9,006)	8,546	95%
Gain on sale of real estate	1,870	—	1,870	100%
Other income	1,103	505	598	118%
Total	$2,513	$(7,623)	$10,136	133%

Aggregate other income increased $10.9 million and $10.1 million for the comparative three and nine months ended September 30, 2022 and 2021, respectively. We attribute the changes to the following:

Net realized and unrealized gain on investment securities available-for-sale and loans and derivatives. The decrease of $878,000 for the nine months ended September 30, 2022 was attributable to the sale of our two remaining CMBS securities for proceeds of $3.0 million, which generated non-recurring gains of $878,000 in March 2021.

Loss on extinguishment of debt. The decrease of $8.5 million during the nine months ended September 30, 2022 was attributable to the partial redemption of our 4.50% Convertible Senior Notes in February 2022, which resulted in $460,000 of non-cash losses in connection with the ratable acceleration of the 4.50% Convertible Senior Notes’ market discount, as well as the full redemption of our 12.00% Senior Unsecured Notes in the third quarter of 2021 which resulted in a loss of $7.8 million.

Gain on sale of real estate. The increase of $1.9 million during the three and nine months ended September 30, 2022 is attributed to the sale of an office property in the Midwest Region that generated $1.9 million of non-recurring gains.

(Back to Index)

(Back to Index)

Other Income. The increase of $598,000 during the comparative nine months ended September 30, 2022 and 2021, was primarily attributable to a loan recovery received during the nine months ended September 30, 2022 on a middle market loan that was previously charged off.

Financial Condition

Summary

Our total assets were $2.4 billion and $2.3 billion at September 30, 2022 and December 31, 2021, respectively.

Investment Portfolio

The tables below summarize the amortized cost and net carrying amount of our investment portfolio, classified by asset type, at September 30, 2022 and December 31, 2021 as follows (dollars in thousands, except amounts in footnotes):

At September 30, 2022	Amortized Cost	Net Carrying Amount (1)	Percent of Portfolio	Weighted Average Coupon
Loans held for investment:
CRE whole loans, floating-rate	$2,125,945	$2,118,342	93.84%	6.43%
CRE mezzanine loan	4,700	4,453	0.20%	10.00%
	2,130,645	2,122,795	94.04%
Other investments:
Investments in unconsolidated entities	1,548	1,548	0.07%	N/A (4)
Investments in real estate (2)	82,555	82,555	3.66%	N/A (4)
Property held for sale (3)	50,232	50,232	2.23%	N/A (4)
	134,335	134,335	5.96%
Total investment portfolio	$2,264,980	$2,257,130	100.00%

At December 31, 2021	Amortized Cost	Net Carrying Amount (1)	Percent of Portfolio	Weighted Average Coupon
Loans held for investment:
CRE whole loans, floating-rate (5)	$1,877,851	$1,869,301	95.44%	4.43%
CRE mezzanine loan	4,700	4,445	0.23%	10.00%
	1,882,551	1,873,746	95.67%
Other investments:
Investments in unconsolidated entities	1,548	1,548	0.08%	N/A (4)
Investment in real estate (2)	65,465	65,465	3.34%	N/A (4)
Property held for sale	17,846	17,846	0.91%	N/A (4)
	84,859	84,859	4.33%
Total investment portfolio	$1,967,410	$1,958,605	100.00%

(1)	Net carrying amount includes an allowance for credit losses of $7.9 million and $8.8 million at September 30, 2022 and December 31, 2021, respectively.
(2)

Includes real estate-related right of use assets of $19.5 million and $5.5 million, intangible assets of $9.1 million and $3.9 million, lease liabilities of $43.0 million and $3.1 million and other liabilities of $73,000 and $169,000 at September 30, 2022 and December 31, 2021, respectively. Also includes a mortgage payable of $18.2 million at September 30, 2022.

(3)	Includes property held for sale-related liabilities of $3.0 million at September 30, 2022.
(4)	There are no stated rates associated with these investments.
(5)	Includes one legacy CRE whole loan with an amortized cost of $11.5 million at December 31, 2021, that paid off in January 2022.

CRE loans. During the nine months ended September 30, 2022, we originated $592.8 million of floating-rate CRE whole loan commitments (of which $86.9 million was unfunded loan commitments), funded $43.7 million of previously unfunded loan commitments and received $285.0 million in proceeds from loan payoffs and paydowns.

(Back to Index)

(Back to Index)

The following is a summary of our loans (dollars in thousands, except amounts in footnotes):

Description	Quantity	Principal	Unamortized (Discount) Premium, net (1)	Amortized Cost	Allowance for Credit Losses	Carrying Value	Contractual Interest Rates (2)	Maturity Dates (3)(4)
At September 30, 2022:
Whole loans (5)(6)	87	$2,140,129	$(14,184)	$2,125,945	$(7,603)	$2,118,342	1M BR plus 2.75% to 1M BR plus 8.50%	October 2022 to July 2026
Mezzanine loan (5)	1	4,700	—	4,700	(247)	4,453	10.00%	June 2028
Total		$2,144,829	$(14,184)	$2,130,645	$(7,850)	$2,122,795

At December 31, 2021:
Whole loans (5)(6)	93	$1,891,795	$(13,944)	$1,877,851	$(8,550)	$1,869,301	1M BR plus 2.70% to 1M BR plus 8.50%	January 2022 to September 2025
Mezzanine loan (5)	1	4,700	—	4,700	(255)	4,445	10.00%	June 2028
Total		$1,896,495	$(13,944)	$1,882,551	$(8,805)	$1,873,746

(1)

Amounts include unamortized loan origination fees of $14.1 million and $13.6 million and deferred amendment fees of $84,000 and $307,000 at September 30, 2022 and December 31, 2021, respectively. Additionally, the amounts include unamortized loan acquisition costs of $7,300 at December 31, 2021.

(2)

Our whole loan portfolio of $2.1 billion and $1.9 billion had weighted-average one-month benchmark rate (“BR”) floors of 0.67% and 0.75% at September 30, 2022 and December 31, 2021, respectively. Benchmark rates comprise one-month London Interbank Offered Rate (“LIBOR”) or one-month Term Secured Overnight Financing Rate (“SOFR”). At September 30, 2022 and December 31, 2021, all but one of our floating-rate whole loans had one-month benchmark floors.

(3)	Maturity dates exclude contractual extension options, subject to the satisfaction of certain terms that may be available to the borrowers.
(4)	Maturity dates exclude two and three whole loans, with amortized costs of $29.8 million and $27.9 million, in maturity default at September 30, 2022 and December 31, 2021, respectively.
(5)	Substantially all loans are pledged as collateral under various borrowings at both September 30, 2022 and December 31, 2021.
(6)

CRE whole loans had $193.7 million and $157.6 million in unfunded loan commitments at September 30, 2022 and December 31, 2021, respectively. These unfunded loan commitments are advanced as the borrowers formally request additional funding and meet certain benchmarks, as permitted under the loan agreement, and any necessary approvals have been obtained.

At September 30, 2022, 23.9%, 22.8% and 15.5% of our CRE loan portfolio was concentrated in the Southwest, Southeast and Mountain regions, respectively, based on carrying value, as defined by the NCREIF. At December 31, 2021, 28.4%, 18.4% and 15.2% of our CRE loan portfolio was concentrated in the Southeast, Southwest and Mid-Atlantic regions respectively, based on carrying value. At September 30, 2022 and December 31, 2021, no single loan or investment represented more than 10% of our total assets and no single investment group generated over 10% of our revenue.

Investments in unconsolidated entities. Our investments in unconsolidated entities at September 30, 2022 and December 31, 2021 comprised a 100% interest in the common shares of Resource Capital Trust I (“RCT I”) and RCC Trust II (“RCT II”), with a value of $1.5 million in the aggregate, or 3.0% of each trust. We record our investments in RCT I’s and RCT II’s common shares as investments in unconsolidated entities using the cost method, recording dividend income when declared by RCT I and RCT II. We recorded dividends from our investments in RCT I’s and RCT II’s common shares, reported in other revenue on the consolidated statement of operations, of $25,000 and $60,000 during the three and nine months ended September 30, 2022. During the three and nine months ended September 30, 2021, we recorded dividends of $16,000 and $49,000, respectively.

Investments in real estate and property held for sale. During the nine months ended September 30, 2022, we acquired two new real estate properties through direct equity investments. We determined that the acquisition of the two properties should be accounted for as asset acquisitions. The combined acquisition-date fair value of $51.6 million was determined using third-party valuations.

In July 2022, we received the deed-in-lieu of foreclosure on a hotel property in the Northeast region. We determined that the acquisition of the property should be accounted for as an asset acquisition, and the acquisition-date fair value of $14.3 million was determined using a third-party valuation. The carrying value of the property was $13.4 million at September 30, 2022 and was reported as property held for sale in the consolidated balance sheet. There was no gain or loss recognized on conversion of the loan to property held for sale.

In September 2022, we sold an office property in the Midwest region that we previously designated as a property held for sale. The office property sold for $19.3 million with selling costs of approximately $532,000, resulting in a gain on sale of $1.9 million

In September 2022, we reclassified one hotel property in the Northeast region with a carrying value of $36.9 million to property held for sale.

(Back to Index)

(Back to Index)

The following table summarizes the book value of our investments in real estate and related intangible assets during the nine months ended September 30, 2022 (in thousands, except amounts in the footnotes):

	September 30, 2022			December 31, 2021
	Cost Basis	Accumulated Depreciation & Amortization	Carrying Value	Cost Basis	Accumulated Depreciation & Amortization	Carrying Value
Assets acquired:
Investments in real estate, equity:
Investments in real estate (1)	$116,781	$(1,620)	$115,161	$27,065	$(191)	$26,874
Right of use assets (2)(3)	19,664	(137)	19,527	—	—	—
Intangible assets (4)	11,474	(2,343)	9,131	1,726	(806)	920
Subtotal	147,919	(4,100)	143,819	28,791	(997)	27,794

Investments in real estate from lending activities:
Investment in real estate (5)	—	—	—	34,124	(1,689)	32,435
Properties held for sale (6)	53,257	—	53,257	17,846	—	17,846
Right of use assets (3)(7)	—	—	—	5,603	(95)	5,508
Intangible assets (8)	—	—	—	3,337	(380)	2,957
Subtotal	53,257	—	53,257	60,910	(2,164)	58,746
Total	201,176	(4,100)	197,076	89,701	(3,161)	86,540

Liabilities assumed:
Investments in real estate, equity:
Mortgage payable	(18,089)	(104)	(18,193)	—	—	—
Other liabilities	(247)	174	(73)	(247)	78	(169)
Lease liabilities (3)(9)	(43,260)	262	(42,998)	—	—	—
Subtotal	(61,596)	332	(61,264)	(247)	78	(169)

Investments in real estate from lending activities:
Liabilities held for sale	(3,025)	—	(3,025)	(3,113)	53	(3,060)
Total	(64,621)	332	(64,289)	(3,360)	131	(3,229)

Total net assets (10)	$136,555		$132,787	$86,341		$83,311

(1)	Includes $38.7 million and $22.4 million of land, which is not depreciable, at September 30, 2022 and December 31, 2021, respectively.
(2)

Right of use assets, investments in real estate, equity include a right of use associated with an acquired ground lease of $42.5 million accounted for as an operating lease, an above-market lease intangible asset of $19.0 million and a customer list intangible of $446,000 at September 30, 2022. Amortization of the below-market and above-market lease intangible is booked to real estate expenses on the consolidated statements of operations.

(3)	Refer to Note 8 for additional information on our remaining operating leases.
(4)

Carrying value includes $47,000 and $819,000 of an acquired in-place lease intangible asset and $44,000 and $101,000 of an acquired leasing commission intangible asset at September 30, 2022 and December 31, 2021, respectively.

(5)

Includes $129,000 of building renovation assets at carrying value at December 31, 2021, respectively, made subsequent to the date of acquisition. At September 30, 2022, these investments in real estate were reclassified to properties held for sale on the consolidated balance sheet.

(6)

At September 30, 2022, property held for sale includes two properties originally acquired in November 2020 and July 2022. At December 31, 2021, there was one property held for sale that was acquired in October 2021 and that was subsequently sold in September 2022.

(7)

Right of use assets, investments in real estate from lending activities include a right of use asset associated with an acquired ground lease of $3.1 million accounted for as an operating lease and a below-market lease intangible asset of $2.4 million at December 31, 2021. At September 30, 2022, these right of use assets were reclassified to properties held for sale on the consolidated balance sheet.

(8)

Carrying value includes franchise agreement intangible assets of $2.6 million and a customer list intangible asset of $311,000 at  December 31, 2021. At September 30, 2022, these intangible assets were reclassified to properties held for sale on the consolidated balance sheet.

(9)

Lease liabilities include one ground lease at a hotel property with a remaining term of 93 years. Lease expenses for this liability for the three and nine months ended September 30 2022 were $426,000 and $839,000, respectively.

(10)	Excludes items of working capital, either acquired or assumed.

(Back to Index)

(Back to Index)

Financing Receivables

The following tables show the activity in the allowance for credit losses for the nine months ended September 30, 2022 and year ended December 31, 2021 (in thousands):

	Nine Months Ended September 30, 2022	Year Ended December 31, 2021
Allowance for credit losses at beginning of period	$8,805	$34,310
Provision for (reversal of) credit losses, net	1,342	(21,262)
Charge offs	(2,297)	(4,243)
Allowance for credit losses at end of period	$7,850	$8,805

During the three and nine months ended September 30, 2022, we recorded provisions for expected credit losses of $2.6 million and $1.3 million, respectively, primarily attributable to the negative impact of macroeconomic factors focused on increases in inflation, energy costs and interest rates, and to a lesser extent, by an increase in portfolio credit risk indicated in property-level cash flows that collateralize our loans.

During the three months ended September 30, 2021, we recorded a provision for expected credit losses of $537,000 in connection with an increase in the size of the CRE loan portfolio, offset by an improvement in macroeconomic conditions. During the nine months ended September 30, 2021, we recorded a reversal of expected credit losses of $15.4 million in connection with declines in expected unemployment and continued improvement in macroeconomic factors, loan paydowns and improved collateral operating performance.

At September 30, 2022, we individually evaluated one retail loan in the Northeast region with a principal balance of $8.0 million and one office loan in the Southwest region with a principal balance of $21.8 million for which foreclosure was determined to be probable. Each loan had an as-is appraised value in excess of its principal balance, and, as such, had no CECL allowance at September 30, 2022.

At December 31, 2021, two loans in addition to the previously discussed retail loan in the Northeast region were individually evaluated for impairment: a retail loan in the Pacific region and a hotel loan in East North Central region. Both loans were repaid in January 2022. The repayment of the retail loan in the Pacific region resulted in a charge off of $2.3 million against the allowance for credit losses. An individual CECL allowance was established for this loan during the fourth quarter of 2021.

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

For the purpose of calculating the quarterly provision for credit losses under CECL, we pool CRE loans based on the underlying collateral property type and utilize a probability of default and loss given default methodology for approximately one year after which we immediately revert to a historical mean loss ratio. In order to calculate the historical mean loss ratio, we utilize our full, 16-year underwriting history in the determination of historical losses, along with the market loss history from a selected population of loans from an engaged third-party provider’s database that were similar to our loan types, loan sizes, durations, interest rate structures and general LTV profiles.

Credit risk profiles of CRE loans at amortized cost were as follows (in thousands, except amounts in the footnotes):

	Rating 1	Rating 2	Rating 3	Rating 4	Rating 5	Total (1)
At September 30, 2022:
Whole loans, floating-rate	$—	$1,823,014	$187,195	$92,953	$22,783	$2,125,945
Mezzanine loan	—	—	—	4,700	—	4,700
Total	$—	$1,823,014	$187,195	$97,653	$22,783	$2,130,645

At December 31, 2021:
Whole loans, floating-rate	$—	$1,456,330	$273,078	$123,762	$24,681	$1,877,851
Mezzanine loan	—	—	—	4,700	—	4,700
Total	$—	$1,456,330	$273,078	$128,462	$24,681	$1,882,551

(1)	The total amortized cost of CRE loans excluded accrued interest receivable of $9.6 million and $6.1 million at September 30, 2022 and December 31, 2021, respectively.

(Back to Index)

(Back to Index)

Credit risk profiles of CRE loans by origination year at amortized cost were as follows (in thousands, except amounts in footnotes):

	2022	2021	2020	2019	2018	Prior	Total (1)
At September 30, 2022:
Whole loans, floating-rate: (2)
Rating 2	$504,092	$1,142,664	$135,432	$27,011	$13,815	$—	$1,823,014
Rating 3	—	110,043	10,275	22,234	44,643		187,195
Rating 4	—	—	—	28,460	64,493	—	92,953
Rating 5	—	—	—	22,783	—	—	22,783
Total whole loans, floating-rate	504,092	1,252,707	145,707	100,488	122,951	—	2,125,945
Mezzanine loan (rating 4)	—	—	—	—	4,700	—	4,700
Total	$504,092	$1,252,707	$145,707	$100,488	$127,651	$—	$2,130,645

	2021	2020	2019	2018	2017	Prior	Total (1)
At December 31, 2021:
Whole loans, floating-rate: (2)
Rating 2	$1,230,810	$150,513	$55,510	$19,497	$—	$—	$1,456,330
Rating 3	33,781	24,604	136,305	60,888	—	17,500	273,078
Rating 4	—	—	28,446	86,096	—	9,220	123,762
Rating 5	—	—	22,385	—	—	2,296	24,681
Total whole loans, floating-rate	1,264,591	175,117	242,646	166,481	—	29,016	1,877,851
Mezzanine loan (rating 4)	—	—	—	4,700	—	—	4,700
Total	$1,264,591	$175,117	$242,646	$171,181	$—	$29,016	$1,882,551

(1)	The total amortized cost of CRE loans excluded accrued interest receivable of $9.6 million and $6.1 million at September 30, 2022 and December 31, 2021, respectively.
(2)	Acquired CRE whole loans are grouped within each loan’s year of origination.

At both September 30, 2022 and December 31, 2021, we had one mezzanine loan included in other assets that had no carrying value.

Loan Portfolio Aging Analysis

The following table presents the CRE loan portfolio aging analysis as of the dates indicated for CRE loans at amortized cost (in thousands, except amounts in footnotes):

	30-59 Days	60-89 Days	Greater than 90 Days (1)	Total Past Due	Current (2)	Total Loans Receivable (3)	Total Loans > 90 Days and Accruing
At September 30, 2022:
Whole loans, floating-rate	$—	$—	$29,775	$29,775	$2,096,170	$2,125,945	$—
Mezzanine loan	—	—	—	—	4,700	4,700	—
Total	$—	$—	$29,775	$29,775	$2,100,870	$2,130,645	$—

At December 31, 2021:
Whole loans, floating-rate	$—	$—	$19,916	$19,916	$1,857,935	$1,877,851	$19,916
Mezzanine loan	—	—	—	—	4,700	4,700	—
Total	$—	$—	$19,916	$19,916	$1,862,635	$1,882,551	$19,916

(1)

During the three and nine months ended September 30, 2022, we recognized interest income of $409,000 and $985,000, respectively on one loan with a principal payment past due greater than 90 days at September 30, 2022. During the three and nine months ended September 30, 2021, we recognized interest income of $480,000 and $1.7 million on three loans with principal payments past due greater than 90 days at September 30, 2021.

(2)	Includes one whole loan with an amortized cost of $8.0 million in maturity default at December 31, 2021.
(3)	The total amortized cost of CRE loans excluded accrued interest receivable of $9.6 million and $6.1 million at September 30, 2022 and December 31, 2021, respectively.

At September 30, 2022 and December 31, 2021, we had two and three CRE loans in maturity default, with total amortized costs of $29.8 million and $27.9 million, respectively. In July 2022, we received the deed-in-lieu of foreclosure on a hotel property in the Northeast region that collateralized a whole loan with an amortized cost of $14.0 million and that was in maturity default at June 30, 2022.

(Back to Index)

(Back to Index)

During the nine months ended September 30, 2022, two whole loans in maturity default at December 31, 2021 paid off principal of $17.6 million. The payoff on one loan was the result of a discounted payoff and resulted in a realized loss of $2.3 million for which a CECL allowance was established at December 31, 2021.

At September 30, 2022, two whole loans in maturity default, with a total amortized cost of $29.8 million, were past due on interest payments. Subsequent to September 30, 2022, one loan was brought current on interest payments but remains in maturity default.

At December 31, 2021, three whole loans, including two loans in maturity default, with total amortized cost of $30.4 million were past due on interest payments.

Troubled Debt Restructurings (“TDRs”)

During the nine months ended September 30, 2022, we entered into nine agreements that extended six loans by a weighted average period of two months and, in certain cases, modified certain other loan terms. One formerly forborne loan was in maturity default at September 30, 2022.

No loan modifications during the nine months ended September 30, 2022 and 2021 resulted in TDRs.

Restricted Cash

At September 30, 2022, we had restricted cash of $16.0 million, which consisted of $15.4 million of restricted cash held within our five consolidated securitization entities and $595,000 held in escrow for deposits or tax payments at our real estate properties. At December 31, 2021, we had restricted cash of $248.4 million, which consisted of $248.1 million held within our seven consolidated securitization entities and $360,000 held in various reserve accounts. The decrease of $232.4 million was primarily attributable to loan purchase activity within two of our consolidated securitization entities.

Accrued Interest Receivable

The following table summarizes our accrued interest receivable at September 30, 2022 and December 31, 2021 (in thousands):

	September 30, 2022	December 31, 2021	Net Change
Accrued interest receivable from loans	$9,570	$6,106	$3,464
Accrued interest receivable from promissory note, escrow, sweep and reserve accounts	55	6	49
Total	$9,625	$6,112	$3,513

The increase of $3.5 million in accrued interest receivable was primarily attributable to rising coupon rates and an increased loan portfolio balance.

Other Assets

The following table summarizes our other assets at September 30, 2022 and December 31, 2021 (in thousands):

	September 30, 2022	December 31, 2021	Net Change
Tax receivables and prepaid taxes	210	2,120	(1,910)
Other prepaid expenses	2,970	1,367	1,603
Other receivables	2,581	1,573	1,008
Other assets, miscellaneous	532	21	511
Fixed assets - non-real estate	342	401	(59)
Total	$6,635	$5,482	$1,153

The increase of $1.2 million in other assets was primarily attributable to incremental prepaid expenses and miscellaneous receivables from our real estate properties acquired in 2022 offset by the receipt of a $1.9 million tax refund that was previously receivable.

Deferred Tax Assets

At September 30, 2022 and December 31, 2021, our net deferred tax asset was zero, resulting from a full valuation allowance of $21.6 million and $21.4 million, respectively, on our deferred tax asset as we believed it was more likely than not that some or all of the deferred tax assets would not be realized. We will continue to evaluate our ability to realize the tax benefits associated with deferred

(Back to Index)

(Back to Index)

tax assets by analyzing forecasted taxable income using both historical and projected future operating results, the reversal of existing temporary differences, taxable income in prior carry back years (if permitted) and the availability of tax planning strategies.

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

We terminated interest rate swap positions associated with our prior financed CMBS portfolio in April 2020. At termination, we realized a loss of $11.8 million. At September 30, 2022 and December 31, 2021, we had a loss of $7.1 million and $8.5 million, respectively, recorded in accumulated other comprehensive loss, which will be amortized into earnings over the remaining life of the debt. During the three and nine months ended September 30, 2022, we recorded amortization expense of $438,000 and $1.4 million, respectively, reported in interest expense on the consolidated statements of operations. During the three and nine months ended September 30, 2021, we recorded amortization expense of $489,000 and $1.5 million, respectively, on the consolidated statement of operations.

At September 30, 2022 and December 31, 2021, we had unrealized gains of $279,000 and $347,000, respectively, attributable to two terminated interest rate swaps, in accumulated other comprehensive loss on the consolidated balance sheets, to be accreted into earnings over the remaining life of the debt. During the three and nine months ended September 30, 2022, we recorded accretion income, reported in interest expense on the consolidated statements of operations, of $23,000 and $68,000, to accrete the accumulated other comprehensive income on the terminated swap agreements. During the three and nine months ended September 30, 2021, we recorded accretion income of $23,000, and $68,000, respectively.

The following tables present the effect of derivative instruments on our consolidated statements of operations for the nine months ended September 30, 2022 and 2021 (in thousands):

		Realized and Unrealized Gain (Loss) (1)
	Consolidated Statements of Operations Location	Nine Months Ended September 30, 2022	Nine Months Ended September 30, 2021
Interest rate swap contracts, hedging	Interest expense	$(1,332)	$(1,384)

(1)	Negative values indicate a decrease to the associated consolidated statement of operations line items.

(Back to Index)

(Back to Index)

Senior Secured Financing Facility, Term Warehouse Financing Facilities and Mortgage Payable

Borrowings under our senior secured financing facility, term warehouse financing facilities and mortgage payable are guaranteed by us or one or more of our subsidiaries. The following table sets forth certain information with respect to our senior secured financing facility, term warehouse financing facilities and mortgage payable (dollars in thousands, except amounts in footnotes):

	September 30, 2022				December 31, 2021
	Outstanding Borrowings	Value of Collateral	Number of Positions as Collateral	Weighted Average Interest Rate	Outstanding Borrowings	Value of Collateral	Number of Positions as Collateral	Weighted Average Interest Rate
Senior Secured Financing Facility
Massachusetts Mutual Life Insurance Company (1)	$85,487	$188,327	7	5.75%	$(3,432)	$170,791	9	5.75%

CRE - Term Warehouse Financing Facilities (2)
JPMorgan Chase Bank, N.A. (3)	237,948	318,418	13	5.19%	18,875	37,167	3	2.85%
Morgan Stanley Mortgage Capital Holdings LLC (4)	141,174	195,044	10	5.70%	47,896	64,860	3	2.03%

Mortgage Payable
Readycap Commercial, LLC (5)	18,193	25,400	1	6.09%	—	—	—	—
Total	$482,802	$727,189			$63,339	$272,818

(1)	Includes $3.0 million and $3.4 million of deferred debt issuance costs at September 30, 2022 and December 31, 2021, respectively.
(2)	Outstanding borrowings include accrued interest payable.
(3)

Includes $1.3 million and $1.8 million of deferred debt issuance costs at September 30, 2022 and December 31, 2021, respectively, in addition to $34,000 and $356,000 of deferred debt issuance costs at September 30, 2022 and December 31, 2021, respectively, from another term warehouse financing facility with no balance that matured in October 2022.

(4)	Includes $1.6 million and $2.2 million of deferred debt issuance costs at September 30, 2022 and December 31, 2021, respectively.
(5)	Includes $517,000 of deferred debt issuance costs at September 30, 2022.

We were in compliance with all covenants in the respective agreements at September 30, 2022 and December 31, 2021.

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

In August 2022, Holdings, the Borrower and the Lenders entered into the Sixth Amendment to the MassMutual Loan Agreement to extend the availability period from August 31, 2022 to October 15, 2022. As of November 7, 2022, Holdings, the Borrower and the Lenders are documenting an amendment to the facility that will increase its borrowing capacity, extend its availability period and amend its interest rate, among other things. The amended facility is expected to be executed in the fourth quarter of 2022.

(Back to Index)

(Back to Index)

CRE - Term Warehouse Financing Facilities

In April 2018, an indirect, wholly-owned subsidiary of ours entered into a master repurchase agreement (the “Barclays Facility”) with Barclays to finance the origination of CRE loans. In February 2022, such subsidiary entered into the Third Amendment to Master Repurchase Agreement (the “Barclays Amendment”) with Barclays, which amended the Barclays Facility to add market terms regarding the replacement of LIBOR upon determination of a benchmark transition event. In October 2022, the Barclays Facility matured.

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

Mortgage Payable

In April 2022, Chapel Drive West, LLC, a wholly owned subsidiary of Charles Street – ACRES FSU Student Venture, LLC entered into a Loan Agreement (the “Mortgage”) with Readycap Commercial, LLC (“Readycap”) to finance the acquisition of a student housing complex. The Mortgage is interest only and has a maximum principal balance of $20.4 million, of which, $18.7 million was advanced in the initial funding. The Mortgage charges interest of 30-day average SOFR plus a spread of 3.80% and matures in April 2025, subject to two one-year extension options.

The Mortgage contains events of default, subject to certain materiality thresholds and grace periods, customary for this type of financing arrangement. The remedies for such events of default are also customary for this type of transaction.

Securitizations

At September 30, 2022, we retained equity in two CRE loan securitizations that we executed, as follows:

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

(Back to Index)

Corporate Debt

4.50% Convertible Senior Notes

We issued $143.8 million aggregate principal of our 4.50% Convertible Senior Notes in August 2017.

In February 2022, we repurchased $39.8 million of our 4.50% Convertible Senior Notes, resulting in a charge to earnings of $574,000, comprising an extinguishment of debt charge of $460,000 in connection with the acceleration of the market discount and interest expense of $114,000 in connection with the acceleration of deferred debt issuance costs. In August 2022, the remaining $48.2 million of the 4.50% Convertible Senior Notes were paid off upon maturity at par.

During the three and nine months ended September 30, 2022 and 2021, without consideration for incremental, accelerated amortization expense associated with the partial redemptions of our Convertible Senior Notes, the effective interest rate was 7.43%.

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

On August 18, 2021, we entered into an agreement with Oaktree and MassMutual that provided for the redemption in full of the outstanding balance of the 12.00% Senior Unsecured Notes, including a waiver of certain sections of the Note and Warrant Purchase Agreement. On August 20, 2021, the redemption was consummated and a payment to Oaktree and MassMutual was made for an aggregate $55.3 million, which consisted of (i) principal in the amount of $50.0 million, (ii) interest in the amount of $329,000 and (iii) a make-whole amount of $5.0 million. In connection with the redemption, we recorded a charge to earnings of $8.0 million, comprising an extinguishment of debt charge of $7.8 million in connection with (i) the $5.0 million net make-whole amount and (ii) the $2.8 million acceleration of the remaining market discount; and interest expense of $218,000 in connection with the acceleration of deferred debt issuance costs.

In January 2022, we entered into an amendment to the Note and Warrant Purchase Agreement that extended the time to July 2022 that we may elect to issue to Oaktree and MassMutual up to $75.0 million of principal of additional notes. We did not issue any additional notes under this agreement and it expired as of July 31, 2022.

Equity

Total equity at September 30, 2022 was $447.5 million and gave effect to $6.8 million of net realized losses on our terminated cash flow hedges, shown as a component of accumulated other comprehensive loss. Equity at December 31, 2021 was $448.2 million and gave effect to $8.1 million of net unrealized losses on our terminated cash flow hedges shown as a component of accumulated other comprehensive loss. The decrease in stockholders’ equity during the nine months ended September 30, 2022 was primarily attributable to common stock repurchases.

(Back to Index)

(Back to Index)

Balance Sheet - Book Value Reconciliation

The following table rolls forward our common stock book value for the three and nine months ended September 30, 2022 (in thousands, except per share data and amounts in footnotes):

	For the Three Months Ended September 30, 2022		For the Nine Months Ended September 30, 2022
	Total Amount	Per Share Amount	Total Amount	Per Share Amount
Common stock book value at beginning of period (1)	$215,792	$24.48	$221,596	$23.87
Net income (loss) income allocable to common shares (2)	713	0.08	(1,368)	(0.16)
Change in other comprehensive income on derivatives	415	0.05	1,332	0.15
Repurchase of common stock (3)	(1,812)	0.36	(8,195)	1.14
Impact to equity of share-based compensation	918	0.11	2,661	0.08
Total net increase (decrease)	234	0.60	(5,570)	1.21
Common stock book value at end of period (4)	$216,026	$25.08	$216,026	$25.08

(1)

Per share calculations exclude unvested restricted stock, as disclosed on our consolidated balance sheets, of 583,333 shares at both September 30, 2022 and June 30, 2022 and 333,329 shares at December 31, 2021, and include warrants to purchase up to 391,995 shares of common stock at September 30, 2022 and 466,661 shares of common stock at both June 30, 2022 and December 31, 2021. The denominators for the calculations were 8,615,031, 8,813,458 and 9,282,411 shares at September 30, 2022, June 30, 2022 and December 31, 2021, respectively.

(2)

The per share amounts are calculated with the denominator referenced in footnote (1) at September 30, 2022. We calculated net income (loss) per common share-diluted of $0.08 and $(0.15), respectively, using the weighted average diluted shares outstanding during the three and nine months ended September 30, 2022.

(3)

In November 2021, our Board authorized and approved the continued use of our existing share repurchase program to repurchase up to $20.0 million of our outstanding common stock. We purchased 1.0 million shares for $11.9 million through September 30, 2022. Because we repurchased our common stock at significant discounts to book value, these repurchases were accretive to per share book value since the inception of the program.

(4)	We calculated common stock book value as total stockholders’ equity of $442.5 million less preferred stock equity of $226.5 million at September 30, 2022.

Management Agreement Equity

Our monthly base management fee, as defined in our Management Agreement, is equal to the greater of (i) 1/12 of the amount of our equity multiplied by 1.50% or (ii) $442,000 through July 31, 2022 and is calculated and paid monthly in arrears.

The following table summarizes the calculation of equity, as defined in the Management Agreement (in thousands):

Amount
Proceeds from capital stock issuances, net (1)	$1,330,504
Retained earnings, net (2)	(647,175)
Payments for repurchases of capital stock, net	(238,427)
Total	$444,902

(1)	Deducts underwriting discounts and commissions and other expenses and costs relating to such issuances.
(2)	Excludes non-cash equity compensation expense incurred to date.

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

EAD, for reporting purposes, is defined as GAAP net income (loss) allocable to common shares, excluding (i) non-cash equity compensation expense, (ii) unrealized gains and losses, (iii) non-cash provisions for credit losses, (iv) non-cash impairments on securities, (v) non-cash amortization of discounts or premiums associated with borrowings, (vi) net income or loss from a limited partnership interest owned at the initial measurement date, (vii) net income or loss from non-core assets, (2) (viii) real estate depreciation and amortization, (ix) foreign currency gains or losses and (x) income or loss from discontinued operations. EAD may also be adjusted periodically to exclude certain one-time events pursuant to changes in GAAP and certain non-cash items.

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

The following table provides a reconciliation from GAAP net income (loss) allocable to common shares to EAD allocable to common shares for the periods presented (in thousands, except per share data and amounts in the footnotes):

	For the Three Months Ended				For the Nine Months Ended
	September 30,				September 30,
	2022	Per Share Data	2021	Per Share Data	2022	Per Share Data	2021	Per Share Data
Net income (loss) allocable to common shares - GAAP	$713	$0.08	$(9,805)	$(1.03)	$(1,368)	$(0.15)	$10,734	$1.09
Realized gain on sale of investment in real estate	(1,870)	(0.21)	—	—	(1,870)	(0.21)	—	—
Net (loss) income allocable to common shares - GAAP, adjusted	$(1,157)	$(0.13)	$(9,805)	$(1.03)	$(3,238)	$(0.36)	$10,734	$1.09

Reconciling items from continuing operations:
Non-cash equity compensation expense	913	0.10	771	0.08	2,648	0.30	961	0.10
Non-cash provision for (recovery of) CRE credit losses, net	2,620	0.30	537	0.06	1,342	0.15	(15,447)	(1.57)
Realized loss on sale of investment in real estate	(372)	(0.04)	—	—	(372)	(0.04)	—	—
Realized loss on core activities (1)	—	—	—	—	—	—	(5,246)	(0.54)
Unrealized gain on core activities (1)	—	—	—	—	—	—	(878)	(0.09)
Real estate depreciation and amortization	1,347	0.15	467	0.05	4,302	0.48	1,464	0.15
Non-cash amortization of discounts or premiums associated with borrowings	144	0.02	4,769	0.50	1,271	0.14	6,439	0.66
Net (income) loss from non-core assets (2)	(28)	—	24	—	(760)	(0.09)	(95)	(0.01)

Reconciling items from CRE assets:
Net interest income on legacy CRE assets (2)	—	—	(159)	(0.02)	(29)	—	(478)	(0.05)
Earnings Available for Distribution allocable to common shares	$3,467	$0.40	$(3,396)	$(0.36)	$5,164	$0.58	$(2,546)	$(0.26)

Weighted average common shares - diluted on Earnings Available for Distribution allocable to common shares	8,759		9,553		8,898		9,818

Earnings Available for Distribution per common share - diluted	$0.40		$(0.36)		$0.58		$(0.26)

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

EAD in accordance with the Management Agreement, which excludes incentive compensation payable, was $3.5 million, or $0.40 per common share outstanding, for the three months ended September 30, 2022. There was no incentive compensation payable for the three months ended September 30, 2022.

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

(Back to Index)

(Back to Index)

For the three months ended September 30, 2022, our EAD, as defined in the Management Agreement, did not exceed the Incentive Compensation Hurdle.

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

During the nine months ended September 30, 2022, our principal sources of liquidity were:  (i) gross proceeds of $404.9 million from our CRE - term warehouse financing facilities, (ii) gross proceeds of $203.0 million from CRE whole loan purchases by our managed CRE securitizations ACR 2021-FL1 and ACR 2021-FL2, (iii) proceeds of $98.6 million from our senior secured financing facility, (iv) net proceeds of $52.4 million from repayments on our CRE loan portfolio, (v) proceeds of $31.1 million from the purchase of loan advances by our managed CRE securitizations ACR 2021-FL1 and ACR 2021-FL2, (vii) net proceeds of $18.7 million from the sale of a real estate property held for sale, (viii) net proceeds of $18.7 million for a mortgage payable for one of our real estate properties and, (ix) net proceeds of $13.7 million from the liquidation of one of our CRE securitizations. These sources of liquidity were offset by our deployments in CRE whole loans and real estate investments, payoffs and paydowns on our CRE – term warehouse and senior secured financing facilities, the payoff of our 4.50% Convertible Senior Notes, repurchases of common stock, distributions on our preferred stock and ongoing operating expenses that substantially resulted in the $61.0 million of unrestricted cash we held at September 30, 2022.

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

The outstanding balance of our loan to ACRES Capital Corp., the parent of our Manager, was $11.4 million and $11.6 million at September 30, 2022 and December 2021, respectively. The note bears interest at 3.00% per annum, payable monthly, and matures in July 2026, subject to two one-year extensions, at ACRES Capital Corp.’s option, and amortizes at a rate of $25,000 per month.

(Back to Index)

(Back to Index)

We utilize a variety of financing arrangements to finance certain assets. We generally utilize the following three types of financing arrangements:

1.

Senior Secured Financing Facility: Our senior secured financing facility allows us to borrow against loans and investments in real estate that we own. During an initial revolving period, additional loans and investments in real estate may be financed on the senior secured financing facility. After the revolving period, the senior secured financing facility transitions to a term period over the remaining life of the facility. We pay a fixed rate of interest on the senior secured financing facility as well as an unfunded commitment fee when the facility has borrowings below a certain threshold as a percentage of the total commitment. As of November 7, 2022, we are working with MassMutual to document an amendment to the facility that will increase its borrowing capacity, extend its availability period and amend its interest rate, among other things. The amended facility is expected to be executed in the fourth quarter of 2022.

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

The issuances of ACR 2021-FL1 and ACR 2021-FL2 include 24-month reinvestment periods ending in May 2023 and December 2023, respectively, that allow us to reinvest CRE loan payoffs and paydowns into the securitizations upon the satisfaction of certain eligibility and reinvestment criteria along with rating agency approval. The reinvestment features of the securitizations will allow us to extend the securitizations’ financing capabilities at attractive weighted-average rates by increasing the useful lives of the senior notes through the reinvestment of loan proceeds into new loans. We are also able to acquire future funding participations of the collateral in the securitizations during the reinvestment period. We had $14.9 million ($6.9 million at ACR 2021-FL1 and $8.0 million at ACR 2021-FL2) of reinvestment proceeds available to purchase eligible CRE loans and participations at September 30, 2022.

We may also seek to enhance the returns on our investments in real estate through asset specific leverage. At September 30, 2022, we had a mortgage payable of $18.7 million on our student housing development project in Tallahassee, Florida. The mortgage note, has a maximum principal balance of $20.4 million, is interest only, bears interest of 30-day average SOFR plus a spread of 3.80% and matures in April 2025, subject to two one-year extensions.

We were in compliance with all of our covenants at September 30, 2022 in accordance with the terms provided in agreements with our lenders.

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

(Back to Index)

(Back to Index)

At September 30, 2022, we had a senior secured financing facility, term warehouse financing facilities and a mortgage payable as summarized below (in thousands, except amounts in footnotes):

	Execution Date	Maturity Date	Maximum Capacity	Principal Outstanding	Availability
Senior Secured Financing Facility (1)
Massachusetts Mutual Life Insurance Company	July 2020	July 2027	$250,000	$88,459	$161,541
CRE - Term Warehouse Financing Facilities (2)(3)
JPMorgan Chase Bank, N.A.	October 2018	October 2024	$250,000	$238,773	$11,227
Morgan Stanley Mortgage Capital Holdings LLC	November 2021	November 2024	$250,000	$142,585	$107,415
Mortgage Payable (4)
Readycap Commercial, LLC	April 2022	April 2025	$20,375	$18,710	$1,665
Total				$488,527

(1)	Facility principal outstanding excludes deferred debt issuance costs of $3.0 million at September 30, 2022.
(2)	Facility principal outstanding excludes accrued interest payable of $712,000 and deferred debt issuance costs and discounts of $2.9 million at September 30, 2022.
(3)	In October 2022, we allowed our $250.0 million Barclays term warehouse financing facility that had no outstanding balance at September 30, 2022 to mature.
(4)	Mortgage payable principal outstanding excludes deferred debt issuance costs of $517,000 at September 30, 2022.

The following table summarizes the average principal outstanding on our senior secured financing facility, term warehouse financing facilities and mortgage payable during the three months ended September 30, 2022 and December 31, 2021 and the principal outstanding on our senior secured financing facility, term warehouse financing facilities and mortgage payable at September 30, 2022 and December 31, 2021 (in thousands, except amounts in footnotes):

	Three Months Ended September 30, 2022	September 30, 2022	Three Months Ended December 31, 2021	December 31, 2021
	Average Principal Outstanding	Principal Outstanding (1)(2)(3)	Average Principal Outstanding	Principal Outstanding (1)(2)
Financing Arrangement
Senior secured financing facility	$59,770	$88,459	$32,021	$—
Term warehouse financing facilities - CRE loans	373,825	381,358	397,744	71,020
Mortgage payable	18,710	18,710	—	—
Total	$452,305	$488,527	$429,765	$71,020

(1)

Excludes accrued interest payable on the senior secured financing facility collateralized by CRE loans and investments in real estate of $1,200 and $26,000 at September 30, 2022 and December 31, 2021, respectively. Also excludes deferred debt issuance costs on the senior secured financing facility of $3.0 million and $3.4 million at September 30, 2022 and December 31, 2021, respectively.

(2)

Excludes accrued interest payable on term warehouse financing facilities collateralized by CRE loans of $712,000 and $58,000 and deferred debt issuance costs and discounts of $2.9 million and $4.3 million at September 30, 2022 and December 31, 2021, respectively.

(3)	Excludes deferred debt issuance costs on mortgage payable of $517,000 at September 30, 2022.

The following table summarizes the maximum month-end principal outstanding on our senior secured financing facility, term warehouse financing facilities and our mortgage payable during the periods presented (in thousands):

	Maximum Month-End Principal Outstanding During the
	Nine Months Ended	Years Ended December 31,
	September 30, 2022	2021	2020
Financing Arrangement
Senior secured financing facility	$88,459	$77,407	$128,495
Term warehouse financing facilities - CRE loans (1)	$392,716	$423,585	$598,635
Mortgage payable	$18,710	$—	$—

(1)	Decreases in the maximum month-end outstanding principal balances for the periods presented resulted from the financing of CRE loans into our CRE securitizations.

Historically, we have financed the acquisition of our investments through collateralized debt obligations and collateralized loan obligations (sometimes collectively referred to as CLOs or CRE debt securitizations) that essentially match the maturity and repricing dates of these financing vehicles with the maturities and repricing dates of our investments. In the past, we have derived substantial operating cash from our equity investments in our CLOs, which will cease if the securitizations fail to meet certain tests. Through September 30, 2022, we did not experience difficulty in maintaining our existing CLO financing and passed all of the critical tests required by these financings.

(Back to Index)

(Back to Index)

The following table sets forth the distributions received by us and coverage test summaries for our active securitizations for the periods presented (in thousands, except amount in the footnotes):

	Cash Distributions		Overcollateralization Cushion (1)
Name	For the Nine Months Ended September 30, 2022	For the Year Ended December 31, 2021	At September 30, 2022	At the Initial Measurement Date	Permitted Funded Companion Participation Acquisition Period End	Reinvestment Period End (2)
ACR 2021-FL1	$15,818	$17,727	$6,758	$6,758	N/A	May 2023
ACR 2021-FL2	$10,195	$—	$5,652	$5,652	N/A	December 2023

(1)	Overcollateralization cushion represents the amount by which the collateral held by the securitization issuer exceeds the minimum amount required.
(2)	The reinvestment period is the period in which principal proceeds received before the end of the period may be used to acquire CRE loans for reinvestment into the securitization.

The following table sets forth the distributions received by us and liquidation details for our liquidated securitizations for the periods presented (in thousands):

	Cash Distributions		Liquidation Details
Name	For the Nine Months Ended September 30, 2022	For the Year Ended December 31, 2021	Liquidation Date	Remaining Assets at the Liquidation Date (1)
XAN 2019-RSO7	$—	$9,339	May 2021	$391,168
XAN 2020-RSO9 (2)	$14,308	$7,944	February 2022	$111,335
XAN 2020-RSO8	$1,628	$13,830	March 2022	$171,225

(1)	The remaining assets at the liquidation date were distributed to us in exchange for our notes owned and preference shares in the respective securitization.
(2)	Cash distributions for the nine months ended September 30, 2022 included a principal distribution on our preference share at liquidation of $13.5 million for XAN 2020-RSO9.

At September 30, 2022, our liquidity consisted of $61.0 million of unrestricted cash and cash equivalents, $14.9 million of reinvestment cash at our CRE securitizations and $10.5 million of unlevered financeable CRE loans.

Our leverage ratio, defined as the ratio of borrowings to stockholders’ equity, may vary as a result of the various funding strategies we use. At September 30, 2022 and December 31, 2021, our leverage ratio was 4.3 and 4.0 times, respectively. The leverage ratio increased during the period due to the net increase in asset specific borrowing while being offset by the payoff of our 4.50% convertible senior notes and leverage also increased due to the net decrease in stockholders’ equity primarily from our common stock repurchase program.

Net Operating Losses and Loss Carryforwards

The following table sets forth the net operating losses and loss carryforwards for the periods presented (in millions):

Tax Asset Item	Tax Year Recognized	REIT (QRS) Ordinary Losses	REIT (QRS) Capital Losses	TRS Ordinary Losses	TRS Capital Losses
Net Operating Loss Carryforwards:
Cumulative as of 2021	2021 Return	$46.6	$—	$60.1	$—
Estimated losses - realized in 2022	2022	6.8	—	—	—
Net Capital Loss Carryforwards:
Cumulative as of 2021	2021 Return	—	121.9	—	1.0
Total tax asset estimates		$53.4	$121.9	$60.1	$1.0
Tax asset useful life		Unlimited	5 years	Various	5 years

During the year ended December 31, 2021, we generated $1.0 million of taxable income which was offset by our cumulative net operating losses (“NOL”), leaving $46.6 million to carry forward to future years. NOL can generally be carried forward to offset both ordinary taxable income and capital gains in future years. The Tax Cuts and Jobs Act (“TCJA”) along with revisions made by the Coronavirus Aid, Relief, and Economic Security Act (“CARES”) reduced the deduction for NOLs to 80% of taxable income and granted an indefinite carryforward period.

Additionally, $15.1 million of net capital gains was reported on our tax return for the year ended December 31, 2021.  This was offset with our cumulative total net capital losses, leaving $121.9 million to carry forward to future years. No capital losses expired during 2021.

(Back to Index)

(Back to Index)

We also have tax assets in our taxable REIT subsidiaries (“TRS”). These tax assets are analyzed and disclosed quarterly in our financial statements. As of December 31, 2021, our TRSs have $39.9 million of pre-TCJA NOLs, some of which are set to expire beginning in 2044. The TRSs also have $20.2 million of NOLs with an indefinite carryforward period and net capital losses of $969,000.

Distributions

As a result of losses during the year ended December 31, 2020, we received significant NOL carryforwards and net capital loss carryforwards, as finalized in our 2020 tax return. Therefore, we did not pay, nor were we required to pay, distributions on our common shares during the nine months ended September 30, 2022. We intend to retain taxable income by utilizing our NOL carryforwards and expect to generate capital gains to use a portion of our net capital loss carryforwards, thereby growing book value and our investable equity base. As we continue to take steps necessary to stabilize our Earnings Available for Distribution, our Board will establish a plan for the prudent resumption of the payment of common share distributions. No assurance, however, can be given as to the amounts or timing of future distributions as such distributions are subject to our earnings, financial condition, capital requirements and such other factors as our Board deems relevant.

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

Contractual Obligations and Commitments

	Contractual Commitments
	(dollars in thousands, except amounts in footnotes)
	Payments due by Period
	Total	Less than 1 Year	1 - 3 Years	3 - 5 Years	More than 5 Years
At September 30, 2022:
CRE securitizations	$1,242,223	$—	$—	$—	$1,242,223
Senior secured financing facility (1)	88,459	—	—	88,459
CRE - term warehouse financing facilities (2)(3)	382,070	—	382,070	—	—
Mortgage payable (4)	18,710	—	18,710	—	—
5.75% Senior Unsecured Notes (5)	150,000	—	—	150,000	—
Unsecured junior subordinated debentures (6)	51,548	—	—	—	51,548
Lease liabilities (7)	856,615	1,570	5,450	5,955	843,640
Unfunded commitments on CRE loans (8)	193,705	15,704	178,001	—	—
Base management fees (9)	6,674	6,674	—	—	—
Total	$2,990,004	$23,948	$584,231	$244,414	$2,137,411

(1)	Excludes $149,000 of accrued interest payable at September 30, 2022.
(2)	Includes $712,000 of accrued interest payable at September 30, 2022.
(3)	In October 2022, we allowed our Barclays term warehouse financing facility to mature.
(4)	Excludes $63,000 of accrued interest payable at September 30, 2022.
(5)	Excludes $34.5 million of interest expense payable through maturity in August 2026.
(6)	Excludes $26.0 million and $26.9 million of estimated interest expense payable through maturity, in June 2036 and October 2036, respectively.
(7)	Lease liabilities includes a ground rent lease for a hotel property with a term of 95 years.
(8)

Unfunded commitments on our originated CRE loans generally fall into two categories: (i) pre-approved capital improvement projects and (ii) new or additional construction costs subject, in each case, to the borrower meeting specified criteria. Upon completion of the improvements or construction, we would receive additional interest income on the advanced amount. At September 30, 2022, we had unfunded commitments on 64 CRE whole loans.

(9)

Base management fees presented are based on an estimate of base management fees payable to our Manager over the next 12 months. Our Management Agreement also provides for an incentive compensation arrangement that is based on operating performance. The incentive compensation is not a fixed and determinable amount, and therefore it is not included in this table.

(Back to Index)

(Back to Index)

Off-Balance Sheet Arrangements

General

At September 30, 2022, we did not maintain any relationships with unconsolidated entities or financial partnerships that were established for the purpose of facilitating off-balance sheet arrangements or contractually narrow or limited purposes, although we do have interests in unconsolidated entities not established for those purposes. Except as set forth below, we had not guaranteed obligations of any unconsolidated entities or entered into any commitment or letter of intent to provide additional funding to any such entities at September 30, 2022.

Unfunded CRE Loan Commitments

In the ordinary course of business, we make commitments to borrowers whose loans are in our CRE loan portfolio to provide additional loan funding in the future. Disbursement of funds pursuant to these commitments is subject to the borrower meeting pre-specified criteria. These commitments are subject to the same underwriting requirements and ongoing portfolio maintenance as are the on-balance sheet financial investments that we hold. Since these commitments may expire without being drawn upon, the total commitment amount does not necessarily represent future cash requirements. Whole loans had $193.7 million and $157.6 million in unfunded loan commitments at September 30, 2022 and December 31, 2021, respectively. Unfunded commitments are not considered in the CECL reserve if they are unconditionally cancellable.

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

At September 30, 2022, the primary components of our market risk were credit risk, counterparty risk, financing risk, and interest rate risk, as described below. While we do not seek to avoid risk completely, we do seek to assume risk that can be quantified from historical experience, to actively manage that risk, to earn sufficient compensation to justify assuming that risk and to maintain capital levels consistent with the risk we undertake or to which we are exposed.

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

The COVID-19 pandemic significantly impacted the CRE markets as numerous state, local, and federal regulations were issued that imposed restrictions on travel and economic activity to contain the spread of the contagion, causing reduced occupancy, requests from tenants for rent deferral or abatement, and delays in construction and development projects. While many of these restrictions have been lifted, the reduced economic activity experienced during the COVID-19 pandemic could still severely impact borrowers’ businesses, financial condition and liquidity and may result in borrowers being unwilling or unable to meet their obligations to us in part or in full.

In addition to fluctuations in cash flows from operating activities, CRE assets serving as collateral for our loans and investments are subject to the risk of non-performance due to increases in interest rates on their financing arrangements. In a macroeconomic environment where interest rates are increasing significantly, cash flows of the CRE assets underlying our loans may not be sufficient to pay debt service on our loans, which could result in non-performance or default. We try to partially mitigate this risk by generally requiring our borrowers to purchase interest rate cap agreements with nonaffiliated, well-capitalized third parties and by selectively requiring our borrowers to have and maintain debt service reserves. However, when the initial terms of interest cap agreements for our borrowers mature, our borrowers may not be able to renew their agreements at favorable terms, which could also result in non-performance or default. At September 30, 2022, approximately 88.0% of our CRE loan portfolio had interest rate caps in place with a weighted-average maturity of 1.3 years.

(Back to Index)

(Back to Index)

These macroeconomic conditions may persist into the future and impair our borrowers’ ability to comply with the terms under our loan agreements. We maintain a robust asset management relationship with our borrowers and have utilized these relationships to address the potential impacts of the COVID-19 pandemic, rising interest rates and other macroeconomic factors on our loans secured by properties experiencing cash flow pressure. While we believe the principal amounts of our loans are generally adequately protected by underlying collateral value, there is a risk that we will not realize the entire principal value of certain investments. In order to mitigate that risk, we have proactively engaged with our borrowers, particularly with those with near-term maturities, in order to maximize recovery.

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

Interest Rate Risk

Our business model is such that rising interest rates will typically increase our net income, while declining interest rates will typically decrease net income, subject to the impact of interest rate floors. At September 30, 2022, 99.8% of our CRE loan portfolio by par value earned a floating rate of interest and were financed with liabilities that both pay interest at floating rates and that are fixed. Floating-rate loans financed with fixed rate liabilities have a negative correlation with declining interest rates to the extent of our financing. The remaining 0.2% of our CRE loan portfolio by par value earned a fixed rate of interest. Fixed rate loans financed with floating rate liabilities have a negative correlation with rising interest rates to the extent of our financing. To the extent that interest rate floors on our floating-rate CRE loans are in the money, our net interest will have a negative correlation with rising interest rates to the extent of those interest rate floors. Our floating-rate loan portfolio of $2.1 billion had a weighted-average benchmark floor of 0.67% at September 30, 2022, which excludes one floating-rate loan without a benchmark floor. Additionally, 3.4% of the interest rate floors in our CRE loan portfolio were in the money at September 30, 2022.

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

The following table estimates the hypothetical impact on our net interest income assuming an immediate increase or decrease of 100 basis points in the applicable interest rate benchmark (in thousands, except per share data):

	Three Months Ended September 30, 2022
At September 30, 2022	100 Basis Point Decrease (4)		100 Basis Point Increase
Net Assets Subject to Interest Rate Sensitivity (1)(2)(3)	Decrease to Net Interest Income	Decrease to Net Interest Income per Share	Increase to Net Interest Income	Increase to Net Interest Income per Share
$465,000	$(867)	$(0.10)	$1,141	$0.13

(1)	Includes our floating-rate CRE loans at September 30, 2022.
(2)	Includes amounts outstanding on our securitizations, CRE term warehouse financing facilities, senior secured financing facility and unsecured junior subordinated debentures.
(3)	Certain of our floating rate loans are subject to a benchmark floor.
(4)	Decrease in rates assumes the applicable benchmark rate does not fall below 0%.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended September 30, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

(Back to Index)

(Back to Index)

PART II

ITEM 1.	LEGAL PROCEEDINGS

We may become involved in litigation on various matters due to the nature of our business activities. The resolution of these matters may result in adverse judgments, fines, penalties, injunctions and other relief against us as well as monetary payments or other agreements and obligations. In addition, we may enter into settlements on certain matters in order to avoid the additional costs of engaging in litigation. Except as discussed below, we are unaware of any contingencies arising from such litigation that would require accrual or disclosure in the consolidated financial statements at September 30, 2022.

Our subsidiary, Primary Capital Mortgage, LLC (“PCM”), is subject to potential litigation related to claims for repurchases or indemnifications on loans that PCM has sold to third parties. At September 30, 2022 and December 31, 2021, no such litigation demand was outstanding. Reserves for such litigation demands are included in the reserve for mortgage repurchases and indemnifications that totaled $1.2 million and $1.3 million at September 30, 2022 and December 31, 2021, respectively. The reserves for mortgage repurchases and indemnifications are included in liabilities held for sale on the consolidated balance sheets. At September 30, 2022, we have substantially completed disposing of PCM’s business.

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

Issuer Purchases of Equity Securities

In March 2016, our Board approved our securities repurchase program. In November 2020, our Board authorized and approved the continued use of our existing share repurchase program in order to repurchase up to $20.0 million of our outstanding shares of common stock. In July 2021, the authorized amount was fully utilized and in November 2021, our Board authorized and approved the continued use of our existing share repurchase program to repurchase an additional $20.0 million of our outstanding common stock.

(Back to Index)

(Back to Index)

The following table presents information about our common stock repurchases made during the nine months ended September 30, 2022 in accordance with our repurchase program (dollars in thousands, except per share data):

	Common Stock
Period	Total Number of Shares Purchased	Average Price Paid per Share (1)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Program	Approximate Dollar Value of Shares that may yet be Purchased under the Plans or Programs
January 3, 2022 - January 31, 2022	153,522	$12.53	153,522	$14,409
February 1, 2022 - February 28, 2022	85,777	12.05	85,777	13,377
March 1, 2022 - March 31, 2022	75,253	12.33	75,253	12,450
April 1, 2022 - April 29, 2022	60,410	13.06	60,410	11,662
May 2, 2022 - May 31, 2022	45,743	10.91	45,743	11,164
June 1, 2022 - June 30, 2022	131,577	9.19	131,577	9,957
July 1, 2022 - July 29, 2022	58,719	8.22	58,719	9,476
August 1, 2022 - August 31, 2022	81,586	9.58	81,586	8,696
September 1, 2022 - September 30, 2022	58,122	9.43	58,122	8,149

(1)	The average price paid per share as reflected above includes broker fees and commissions.

ITEM 5.	OTHER INFORMATION

On November 4, 2022, we amended our investment committee charter to modify the investment committee approval range to a review of investments valued in excess of $50 million but less than or equal to $75 million. Any (i) proposed investment valued in excess of $75 million, (ii) preferred and equity investments and (iii) investments to be co-originated between the Company and an affiliate of ACRES Capital, LLC will require approval from the full Board.  On November 2, 2022, we also amended our audit committee charter to modify that the audit committee’s risk management review includes a review of investments including loans that are risk rated a “4” or “5”, preferred and equity investments and real estate owned properties.

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

Sixth Amendment to Loan and Servicing Agreement, dated as of August 29, 2022, among RCC Real Estate SPE Holdings LLC, RCC Real Estate SPE 9 LLC, the Lenders party thereto and Massachusetts Mutual Life Insurance Company and Wells Fargo Bank, National Association as the Administrative Agent. (74)

10.5(h)

Guaranty, dated as of July 31, 2020, by Exantas Capital Corp., and each of Exantas Real Estate Funding 2018-RSO6 Investor, LLC, Exantas Real Estate Funding 2019-RSO7 Investor, LLC, and Exantas Real Estate Funding 2020-RSO8 Investor, LLC, in favor of the Secured Parties. (51)

10.5(i)	Guaranty, dated May 25, 2021 between Exantas Phili Holdings, LLC in favor of the Secured Parties. (71)
10.5(j)	Guaranty, dated May 25, 2021 between 65 E. Wacker Holdings, LLC in favor of the Secured Parties. (71)
10.5(k)	Guaranty, dated May 25, 2021 between Plymouth Meeting Holdings, LLC in favor of the Secured Parties. (71)
10.5(l)	Pledge and Guaranty Agreement, dated August 16, 2021 between ACRES Real Estate TRS 9 LLC in favor of the Secured Parties. (71)
10.5(m)	Guaranty, dated April 12, 2022 between Appleton Hotel Holdings, LLC and Appleton Hotel Leasing, LLC in favor of the Secured Parties. (71)
10.6(a)	Note and Warrant Purchase Agreement, dated as of July 31, 2020, by and among Exantas Capital Corp. and the Purchasers signatory thereto. (51)
10.6(b)	Agreement between the Company, OCM XAN Holdings PT, LLC and the Massachusetts Mutual Life Insurance Company, dated August 18, 2021. (64)

(Back to Index)

(Back to Index)

10.6(c)	Amendment No. 1 to Note and Warrant Purchase Agreement, dated January 31, 2022, between ACRES Commercial Realty Corp. and the Purchasers signatory thereto (69)
10.7	Promissory Note, dated as of July 31, 2020, issued by ACRES Capital Corp. to RCC Real Estate, Inc. (51)
10.8(a)	Manager Incentive Plan. (58)
10.8(b)	Form of Stock Award Agreement Under the Manager Incentive Plan. (61)
10.9	Equity Distribution Agreement, dated October 4, 2021, by and among ACRES Commercial Realty Corp., ACRES Capital, LLC and JonesTrading Institutional Services LLC. (66)
31.1	Rule 13a-14(a)/Rule 15d-14(a) Certification of Chief Executive Officer.
31.2	Rule 13a-14(a)/Rule 15d-14(a) Certification of Chief Financial Officer.
32.1	Certification Pursuant to 18 U.S.C. Section 1350.
32.2	Certification Pursuant to 18 U.S.C. Section 1350.
99.1(a)	Master Repurchase Agreement between RCC Real Estate SPE 7, LLC and Barclays Bank PLC, dated as of April 10, 2018. (38)
99.1(b)	First Amendment to Master Repurchase Agreement between RCC Real Estate SPE 7, LLC and Barclays Bank PLC dated as of March 9, 2021. (57)
99.1(c)	Second Amendment to Master Repurchase Agreement and First Amendment to Fee Letter, dated October 29, 2021, between RCC Real Estate SPE 7, LLC and Barclays Bank PLC. (67)
99.1(d)	Third Amendment to Master Repurchase Agreement, dated February 3, 2022, between RCC Real Estate SPE 7, LLC and Barclays Bank PLC. (73)
99.1(e)	Guaranty dated as of April 10, 2018, made by Resource Capital Corp., as guarantor, in favor of Barclays Bank PLC. (38)
99.1(f)	First Amendment to Guaranty dated as of May 7, 2020, made by Exantas Capital Corp., f/k/a Resource Capital Corp., as guarantor, in favor of Barclays Bank PLC. (50)
99.1(g)	Second Amendment to Guaranty, dated October 2, 2020, made by Exantas Capital Corp. as guarantor in favor of Barclays Bank PLC. (54)
99.1(h)	Third Amendment to Guaranty, dated October 29, 2021, made by ACRES Commercial Realty Corp. as guarantor in favor of Barclays Bank PLC. (67)
99.2(a)	Master Repurchase Agreement for $250,000,000 between RCC Real Estate SPE 8, LLC, as Seller, and JPMorgan Chase Bank, National Association, as Buyer, dated October 26, 2018. (40)
99.2(b)	First Amendment to Uncommitted Master Repurchase Agreement dated as of August 14, 2020 between RCC Real Estate SPE 8, LLC and JPMorgan Chase Bank, National Association. (55)
99.2(c)	Amendment No. 2 to Master Repurchase Agreement, dated September 1, 2021 between RCC Real Estate SPE 8, LLC and JPMorgan Chase Bank, National Association. (65)
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

99.3(c)	Guaranty made by ACRES Commercial Realty Corp., as Guarantor, in favor of Morgan Stanley Mortgage Capital Holdings LLC, dated November 3, 2021(68)
99.4(a)	Notice of Proposed Settlement of Shareholder Derivative Litigation. (43)
99.4(b)	Stipulation and Agreement of Settlement. (43)
99.5	Material Federal Income Tax Considerations. (70)
101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document.
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File.

(1)	Filed previously as an exhibit to the Company’s registration statement on Form S-11, Registration No. 333-126517.
(2)	Filed previously as an exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2006.
(3)	Filed previously as an exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2006.
(4)	Filed previously as an exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2013.
(5)	Filed previously as an exhibit to the Company’s Current Report on Form 8-K filed on June 26, 2014.
(6)	Filed previously as an exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2009.
(7)	Filed previously as an exhibit to the Company’s Registration Statement on Form S-11 (File No. 333-132836).

(Back to Index)

(Back to Index)

(8)	Filed previously as an exhibit to the Company’s Registration Statement on Form 8-A filed on June 9, 2014.
(9)	Filed previously as an exhibit to the Company’s Annual Report on Form 10-K for the year ended December 31, 2010.
(10)	RESERVED
(11)	RESERVED
(12)	RESERVED
(13)	Filed previously as an exhibit to the Company’s Current Report on Form 8-K filed on March 2, 2012.
(14)	Filed previously as an exhibit to the Company’s Current Report on Form 8-K filed on June 13, 2012.
(15)	RESERVED
(16)	RESERVED
(17)	RESERVED
(18)	Filed previously as an exhibit to the Company’s Current Report on Form 8-K filed on September 23, 2014.
(19)	RESERVED
(20)	Filed previously as an exhibit to the Company’s Current Report on Form 8-K filed on October 1, 2012.
(21)	RESERVED
(22)	Filed previously as an exhibit to the Company’s Current Report on Form 8-K filed on April 8, 2013.
(23)	Filed previously as an exhibit to the Company’s Current Report on Form 8-K filed on July 25, 2013.
(24)	Filed previously as an exhibit to the Company’s Current Report on Form 8-K filed on October 21, 2013.
(25)	Filed previously as an exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2014.
(26)	Filed previously as an exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2015.
(27)	Filed previously as an exhibit to the Company’s Current Report on Form 8-K filed on September 1, 2015.
(28)	RESERVED
(29)	Filed previously as an exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2016.
(30)	RESERVED
(31)	Filed previously as an exhibit to the Company’s Annual Report on Form 10-K for the year ended December 31, 2016.
(32)	Filed previously as an exhibit to the Company’s Current Report on Form 8-K filed on June 8, 2017.
(33)	Filed previously as an exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2017.
(34)	Filed previously as an exhibit to the Company’s Current Report on Form 8-K filed on August 16, 2017.
(35)	Filed previously as an exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2016.
(36)	RESERVED
(37)	Filed previously as an exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2017.
(38)	Filed previously as an exhibit to the Company’s Current Report on Form 8-K filed on April 12, 2018.
(39)	Filed previously as an exhibit to the Company’s Current Report on Form 8-K filed on May 25, 2018.
(40)	Filed previously as an exhibit to the Company’s Current Report on Form 8-K filed on October 30, 2018.
(41)	RESERVED
(42)	RESERVED
(43)	Filed previously as an exhibit to the Company’s Current Report on Form 8-K filed on March 27, 2019.
(44)	Filed previously as an exhibit to the Company’s Current Report on Form 8-K filed on May 30, 2019.
(45)	Filed previously as an exhibit to the Company’s Proxy Statement filed on April 18, 2019.
(46)	RESERVED
(47)	RESERVED
(48)	RESERVED
(49)	Filed previously as an exhibit to the Company’s Annual Report on Form 10-K for the year ended December 31, 2019.
(50)	Filed previously as an exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2020.
(51)	Filed previously as an exhibit to the Company’s Current Report on Form 8-K filed on August 3, 2020.
(52)	Filed previously as an exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2020.
(53)	Filed previously as an exhibit to the Company’s Current Report on Form 8-K filed on September 22, 2020.
(54)	Filed previously as an exhibit to the Company’s Current Report on Form 8-K filed on October 7, 2020.
(55)	Filed previously as an exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2020.
(56)	Filed previously as an exhibit to the Company’s Current Report on Form 8-K filed on February 18, 2021.
(57)	Filed previously as an exhibit to the Company’s Annual Report on Form 10-K for the year ended December 31, 2020.
(58)	Filed previously as an exhibit to the Company’s Proxy Statement filed on April 12, 2021.
(59)	Filed previously as an exhibit to the Company’s Current Report on Form 8-K filed on May 21, 2021.
(60)	Filed previously as an exhibit to the Company’s Current Report on Form 8-K filed on June 1, 2021.
(61)	Filed previously as an exhibit to the Company’s Current Report on Form 8-K filed on June 9, 2021.
(62)	Filed previously as an exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2021.
(63)	Filed previously as an exhibit to the Company’s Current Report on Form 8-K filed on August 17, 2021.
(64)	Filed previously as an exhibit to the Company’s Current Report on Form 8-K filed on August 20, 2021.
(65)	Filed previously as an exhibit to the Company’s Current Report on Form 8-K filed on September 2, 2021.
(66)	Filed previously as an exhibit to the Company’s Current Report on Form 8-K filed on October 7, 2021.
(67)	Filed previously as an exhibit to the Company’s Current Report on Form 8-K filed on October 29, 2021.
(68)	Filed previously as an exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2021.
(69)	Filed previously as an exhibit to the Company’s Current Report on Form 8-K filed on February 3, 2022.
(70)	Filed previously as an exhibit to the Company’s Annual Report on Form 10-K for the year ended December 31, 2021.

(Back to Index)

(Back to Index)

(71)	Filed previously as an exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2022.
(72)	Filed previously as an exhibit to the Company’s Current Report on Form 8-K filed on July 27, 2022.
(73)	Filed previously as an exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2022.
(74)	Filed previously as an exhibit to the Company’s Current Report on Form 8-K filed on August 30, 2022.

(Back to Index)

(Back to Index)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ACRES COMMERCIAL REALTY CORP.
(Registrant)

November 7, 2022	By:	/s/ Mark Fogel
Mark Fogel
President & Chief Executive Officer

November 7, 2022	By:	/s/ David J. Bryant
David J. Bryant
Senior Vice President
Chief Financial Officer and Treasurer

November 7, 2022	By:	/s/ Eldron C. Blackwell
Eldron C. Blackwell
Vice President
Chief Accounting Officer

(Back to Index)