Form 10-K
period 2022-12-31
ACRES Commercial Realty Corp.
filed 2023-03-07
CIK 1332551

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2022

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☑

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive oﬃcers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). ☐ Yes ☑ No

The aggregate market value of the voting common equity held by non-affiliates of the registrant, based on the closing price of such stock on the last business day of the registrant’s most recently completed second fiscal quarter (June 30, 2022) was $65,678,313.

The number of outstanding shares of the registrant’s common stock on March 6, 2023 was 8,685,452 shares.

DOCUMENTS INCORPORATED BY REFERENCE

The information required by Part III of this Form 10-K, to the extent not set forth herein or by amendment, is incorporated by reference from the registrant’s definitive proxy statement to be filed with the Securities and Exchange Commission not later than 120 days after December 31, 2022.

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
•
events giving rise to increases in our current expected credit loss reserve, including the impact of the current economic environment;
•
availability of, and ability to retain, qualified personnel;
•
changes in our business strategy;
•
the degree and nature of our competition;
•
the resolution of our non-performing and sub-performing assets;
•
the long-term macroeconomic effects of the novel coronavirus (“COVID-19”);
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
•
our dependence on ACRES Capital, LLC (our “Manager”) and ability to find a suitable replacement in a timely manner, or at all, if our Manager or we were to terminate the management agreement;
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

(Back to Index)

(Back to Index)

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

(Back to Index)

(Back to Index)

PART I

ITEM 1. BUSINESS

General

We are a Maryland corporation, incorporated in 2005, and a real estate finance company that is organized and conducts our operations to qualify as a real estate investment trust (“REIT”) for federal income tax purposes under Subchapter M of the Internal Revenue Code of 1986, as amended, or the Code. On February 16, 2021, we amended our certificate of incorporation to change our name to ACRES Commercial Realty Corp. from Exantas Capital Corp. Our investment strategy is primarily focused on originating, holding and managing commercial real estate (“CRE”) mortgage loans and equity investments in commercial real estate property through direct ownership and joint ventures. We are externally managed by ACRES Capital, LLC (our “Manager”) a subsidiary of ACRES Capital Corp. (collectively “ACRES”), a private commercial real estate lender exclusively dedicated to nationwide middle market CRE lending with a focus on multifamily, student housing, hospitality, industrial and office property in top United States, or U.S., markets. Our Manager draws upon the management team of ACRES and its collective investment experience to provide its services.

Our objective is to provide our stockholders with total returns over time, including the payment of quarterly distributions when approved by our board of directors, (our “Board”) and capital appreciation, while seeking to manage the risks associated with our investment strategies. We finance a substantial portion of our portfolio investments through borrowing strategies seeking to match the maturities and repricing dates of our financings with the maturities and repricing dates of our investments.

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

In December 2019, a novel strain of coronavirus (“COVID-19”) was identified. The resulting spread of COVID-19 throughout the globe led the World Health Organization to designate COVID-19 as a pandemic and numerous countries, including the U.S, to declare national emergencies. Many countries responded to the initial and ensuing outbreaks of COVID-19 by instituting quarantines and restrictions on travel and limiting operations of non-essential offices and retail centers, which resulted in the closure or remote operation of non-essential businesses and increased rates of unemployment and market disruption in connection with the economic uncertainty. While the U.S. and certain countries around the world have eased restrictions and financial markets and unemployment rates have stabilized to some degree, the pandemic continues to cause uncertainty in the U.S. and global economies, generally, and the CRE industry in particular.

The aforementioned quarantines and travel restrictions contributed significantly to economic disruptions across the country that directly impacted our borrowers and their ability to pay and to stay current with their debt obligations in 2019 and 2020, causing significant increases in our provisions for credit losses. During this height of the pandemic, we used a variety of legal and structural options to manage credit risk effectively, including through forbearance and extension provisions or agreements. As of December 31, 2022, we have substantially reversed those provisions due to significant improvements in our current and expected macroeconomic operating environments as well as due to improvements in collateral operating performance and market liquidity.

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

(Back to Index)

(Back to Index)

The negative impact of COVID-19 on our commercial mortgage-backed securities, or CMBS, investments and 2020 results created a net operating loss (“NOL”) carryforwards and net capital loss carryforwards (“CLCFs”). Our 2020 tax return, completed in October 2021, resulted in NOL carryforwards of $47.7 million and CLCFs of $136.9 million, including net capital loss carryforwards from prior years, at our qualified REIT subsidiaries ("QRSs"). Our 2021 tax return, completed in October 2022, resulted in NOL utilization of $1.1 million and CLCF utilization of $15.0 million. Additionally, we have NOL carryforwards of $60.1 million and CLCFs of $1.0 million at our taxable REIT subsidiaries (“TRSs”).

As of December 31, 2022, we have acquired equity investments in CRE properties to utilize CLCFs in our QRSs. These equity investments offer the opportunity for enhanced capital appreciation returns that may be reinvested into the loan origination pipeline when and if realized.

We typically target transitional floating-rate CRE loans between $10.0 million and $100.0 million. During the year ended December 31, 2022 we originated 19 CRE loans with total commitments of $610.8 million. At December 31, 2022, our CRE loan portfolio comprised $2.1 billion of floating-rate CRE whole loans with a weighted average spread of 3.78% over the one-month benchmark interest rates utilized, which have a weighted average floor of 0.68%, excluding one whole loan without a benchmark floor. Additionally, our CRE loan portfolio comprised one fully reserved $4.7 million mezzanine loan at December 31, 2022.

Our Business Strategy

The core components of our business strategy are:

Investment in CRE assets. We are currently invested in CRE whole loans, CRE mezzanine loans and CRE investments. Our goal is to allocate 90% to 100% of our equity to our CRE assets.

Managing our investment portfolio. At December 31, 2022, we managed $2.1 billion of assets, including $1.5 billion of assets that were financed and held in variable interest entities. The core of our management process is credit analysis, which our Manager, with the assistance of ACRES, uses to actively monitor our existing investments and as a basis for evaluating new investments. Senior management of ACRES has extensive experience in underwriting the credit risk associated with our targeted asset classes and conducts detailed due diligence on all investments. After we make investments, our Manager actively monitors them for early detection of trouble or deterioration. If a default occurs, we will use our senior management team’s asset management experience in seeking to mitigate the severity of any loss and to optimize the recovery from assets collateralizing the investment.

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

(Back to Index)

(Back to Index)

At December 31, 2022, our CRE securitizations, financing facilities with debt outstanding, and mortgage payable were as follows (in thousands):

	Outstanding Borrowings (1)	Value of Collateral	Equity at Risk (2)
At December 31, 2022:
CRE Securitizations
ACR 2021-FL1	$671,397	$802,643	$127,420
ACR 2021-FL2	562,159	700,000	133,000
Senior Secured Financing Facility
Massachusetts Mutual Life Insurance Company	$87,890	$196,837	$105,818
CRE -Term Warehouse Financing Facilities
JPMorgan Chase Bank, N.A.	$186,783	$255,095	$68,768
Morgan Stanley Mortgage Capital Holdings LLC	141,505	198,455	56,817
Mortgage Payable
Readycap Commercial, LLC	$18,244	$25,400	$6,602
Total	$1,667,978	$2,178,430
(1)
CRE securitizations, senior secured financing facility and mortgage payable include deferred debt issuance costs. Term warehouse financing facilities include accrued interest payable and deferred debt issuance costs.
(2)
The senior secured financing facility and term warehouse financing facilities include accrued interest receivable and accrued interest payable, which are excluded from the value of collateral. CRE securitizations reflect the par value of equity investments in retained notes.

The CRE securitizations, senior secured financing facility, term warehouse financing facilities and mortgage payable charge a floating rate of interest. For more information concerning our CRE securitizations, senior secured financing facility, term facilities and mortgage payable, see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources,” and Note 12 contained in “Item 8. Financial Statements and Supplementary Data - Notes to Consolidated Financial Statements” of this report. We continuously monitor our compliance with all of the financial covenants. We were in compliance with all financial covenants, as defined in the respective agreements, at December 31, 2022.

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

We use borrowing and securitization strategies to accomplish our long-term match funding financing strategy. Based upon current conditions in the credit markets for collateralized debt obligations and collateralized loan obligations (sometimes, collectively, referred to as CDOs and CLOs) we expect to modestly increase leverage through new CRE debt securitizations and the continued use of our senior secured financing facility and term financing facilities. We may also seek other credit arrangements to finance new investments that we believe can generate attractive risk-adjusted returns, subject to availability.

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

(Back to Index)

(Back to Index)

Floating-Rate Loan Portfolio and Borrowings

As discussed in the “Managing our interest rate, pricing and liquidity risk” section above, our investments in floating-rate assets and utilization of floating-rate borrowings expose us to interest rate risk. In a business environment where benchmark interest rates are increasing significantly, cash flows of the CRE assets underlying our loans may not be sufficient to pay debt service on our loans, which could result in non-performance or default. We partially mitigate this risk by generally requiring our borrowers to purchase interest rate cap agreements with non-affiliated, well-capitalized third parties and by selectively requiring our borrowers to have and maintain debt service reserves. These interest rate caps generally mature prior to the maturity date of the loan and the borrowers are required to pay to extend them. In most cases the sponsors will need to fund additional equity into the properties to cover these costs as the property may not generate sufficient cash flow to pay these costs. At December 31, 2022, 88.8% of the par value of our CRE loan portfolio had interest rate caps in place with a weighted-average maturity of 1.1 years.

Historically, we have used the London Interbank Offered Rate (“LIBOR”) as the benchmark interest rate for our floating-rate whole loans and we have been exposed to LIBOR through our floating-rate borrowings. Many of our floating-rate whole loans, CRE securitizations and term warehouse financing facilities included one-month LIBOR as the original contractual benchmark interest rate. Our unsecured junior subordinated debentures use three-month LIBOR as the contractual benchmark interest rate. In March 2021, the United Kingdom’s, or U.K.’s, Financial Conduct Authority (“FCA”) announced that it would cease publication of the one-week and the two-month USD LIBOR immediately after December 31, 2021, and cease publication of the remaining tenors immediately after June 30, 2023. In July 2021, the U.S. Federal Reserve, in conjunction with the Alternative Reference Rates Committee, a steering committee comprising large U.S. financial institutions, has identified Secured Overnight Financing Rate (“SOFR”) as its preferred alternative rate for LIBOR.

All variable rate loans originated by us beginning January 1, 2022 have been benchmarked to SOFR. Additionally, all of our floating-rate whole loans contain provisions that provide for the transition of the contractual benchmark interest rate to an alternative rate. At December 31, 2022, our loan portfolio had a carrying value of $2.0 billion of floating rate loans, 68.3% or $1.4 billion of which have interest rates tied to LIBOR and 31.7% or $646.2 million of which have interest rates tied to SOFR.

In September 2021 and January 2022, the term warehouse financing facilities with JPMorgan Chase Bank, N.A. (“JPMorgan Chase”) and Morgan Stanley Mortgage Capital Holdings LLC (“Morgan Stanley”), respectively, were amended to allow for the transition to alternative rates, including rates tied to SOFR, subject to benchmark transition events. Additionally, during the year ended December 31, 2022, we entered into a loan agreement to finance the acquisition of a student housing complex, which uses SOFR as its benchmark interest rate. At December 31, 2022, we had $1.7 billion of floating rate borrowings, 75.8% or $1.3 billion of which have interest rates tied to LIBOR and 24.2% or $419.2 million of which have interest rates tied to SOFR.

We expect to complete the process of converting our LIBOR-based loans and borrowings to an applicable benchmark interest rate during 2023.

Refer to “Part I. - Item 1A. Risk Factors - Changes in the method for determining the LIBOR or a replacement of LIBOR may adversely affect the value of our loans, investments and borrowings and could affect our results of operations” for additional detail about the transition away from LIBOR.

(Back to Index)

(Back to Index)

Investment Portfolio

The table below summarizes the amortized costs and net carrying amounts of our investments at December 31, 2022, classified by asset type (dollars in thousands, except amounts in footnotes):

At December 31, 2022	Amortized Cost	Net Carrying Amount (1)	Percent of Portfolio	Weighted Average Coupon
Loans held for investment:
CRE whole loans, floating-rate	$2,052,890	$2,038,787	93.56%	7.99%
CRE mezzanine loan	4,700	—	0.00%	10.00%
	2,057,590	2,038,787	93.56%
Other investments:
Investments in unconsolidated entities	1,548	1,548	0.07%	N/A (4)
Investments in real estate (2)	88,132	88,132	4.04%	N/A (4)
Properties held for sale (3)	50,744	50,744	2.33%	N/A (4)
	140,424	140,424	6.44%

Total investment portfolio	$2,198,014	$2,179,211	100.00%

(1)
Net carrying amount includes an allowance for credit losses of $18.8 million.
(2)
Includes real estate-related right of use assets of $19.5 million, mortgage payable of $18.2 million, intangible assets of $8.9 million, lease liabilities of $42.9 million and other liabilities of $64,000.
(3)
Includes property held for sale-related liabilities of $3.0 million.
(4)
There are no stated rates associated with these investments.

We hold investments in 100% of the common shares of two trusts, Resource Capital Trust I and RCC Trust II, that were formed for the purpose of providing us with unsecured junior subordinated debt financing and are accounted for as investments in unconsolidated entities.

CRE Debt Investments

Floating-rate whole loans. We predominantly originate floating-rate first mortgage loans, or whole loans, directly to borrowers. The direct origination of whole loans enables us to better control the structure of the loans and to maintain direct lending relationships with borrowers. Additionally, we may acquire whole loans from third parties that conform to our investment strategy. We may create tranches of a loan we originate, consisting of an A-note (described below) and a B-note (described below), as well as mezzanine loans or other participations, which we may hold or sell to third parties. We do not obtain ratings on these investments. With respect to our portfolio at December 31, 2022, our whole loan investments had loan-to-collateral value, or LTV, ratios that typically do not exceed 85%. Typically, our whole loans are structured with an original term of up to three years, with one-year extensions that bring the loan to a maximum term of five years. Substantially all of our CRE loans held at December 31, 2022 were whole loans. We expect to hold our whole loans to maturity.

Senior interests in whole loans (A-notes). We may invest in senior interests in whole loans, referred to as A-notes, either directly originated or purchased from third parties. We do not intend to obtain ratings on these investments. We expect our typical A-note investments to have LTV ratios not exceeding 70% and will generally be structured with an original term of up to three years, with one-year extensions that bring the loan to a maximum term of five years. We expect to hold any A-note investments to maturity. We did not hold any A-note investments at December 31, 2022.

Subordinate interests in whole loans (B-notes). To a lesser extent, we may invest in subordinate interests in whole loans, referred to as B-notes, which we will either directly originate or purchase from third parties. B-notes are loans secured by a first mortgage but are subordinated to an A-note. The subordination of a B-note is generally evidenced by an intercreditor or participation agreement between the holders of the A-note and the B-note. In some instances, the B-note lender may require a security interest in the stock or other equity interests of the borrower as part of the transaction. B-note lenders have the same obligations, collateral and borrower as the A-note lender, but typically are subordinated in recovery upon a default to the A-note lender. B-notes share certain credit characteristics with second mortgages in that both are subject to greater credit risk with respect to the underlying mortgage collateral than the corresponding first mortgage or A-note. We do not intend to obtain ratings on these investments. We expect our typical B-note investments to have LTV ratios between 55% and 80% and will generally be structured with an original term of up to three years, with one-year extensions that bring the loan to a maximum term of five years. We expect to hold any B-note investments to maturity. We did not hold any B-note investments at December 31, 2022.

(Back to Index)

(Back to Index)

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

Mezzanine financing. Historically, we have invested in mezzanine loans that are senior to the borrower’s equity in, and subordinate to the mortgage loan on, a property. A mezzanine loan is typically secured by a pledge of the ownership interests in the entity that directly owns the real property or by a second lien mortgage loan on the property. In addition, mezzanine loans typically include credit enhancements such as letters of credit, personal guarantees of the principals of the borrower, or collateral unrelated to the property. A mezzanine loan may be structured so that we receive a stated fixed or variable interest rate on the loan as well as a percentage of gross revenues and a percentage of the increase in the fair market value of the property securing the loan, payable upon maturity, refinancing or sale of the property. Mezzanine loans may also have prepayment lockouts, penalties, minimum profit hurdles and other mechanisms to protect and enhance returns in the event of premature repayment. At December 31, 2022, our loan portfolio included one mezzanine loan with no carrying value.

Preferred equity investments. Historically, we have invested in preferred equity investments in entities that own or acquire CRE properties. These investments are subordinate to first mortgage loans and mezzanine debt and are typically structured to provide some credit enhancement differentiating it from the common equity. We expect our preferred equity investments to have LTV ratios between 65% and 90% with stated maturities from three to eight years. We expect to hold preferred equity investments to maturity. We did not hold any preferred equity investments at December 31, 2022.

(Back to Index)

(Back to Index)

The following charts describe the property type and the geographic breakdown, by National Council of Real Estate Investment Fiduciaries (“NCREIF”) region of our CRE loan portfolio at December 31, 2022 (based on carrying value):

PROPERTY TYPE AT DECEMBER 31, 2022

Office 13.2%
Hotel 8.7%
Self-Storage 2.5%
Retail 0.4%
Multifamily 75.2%

GEOGRAPHIC AREA AT DECEMBER 31, 2022

Pacific
9.4%
Mountain
16.2%
West North
Central 3.1%
East North
Central 6.1%
Southwest
23.2%
Southeast
21.5%
Northeast
8.3%
Mid Atlantic
12.2%

The total CRE loan portfolio, at carrying value, was $2.0 billion at December 31, 2022.

The Southwest region constituted 23.2% of our portfolio, of which 100.0% was in Texas, and its collateral comprised 95.6% multifamily properties. The Southeast region constituted 21.5% of our portfolio, of which 79.5% was in Florida, and its collateral comprised 85.7% multifamily properties. The Mountain region constituted 16.2% of our portfolio, of which 68.8% was in Arizona, and its collateral comprised 76.5% multifamily properties. We view our investment and credit strategies as being adequately diversified across property types in the Southwest, Southeast and Mountain regions.

(Back to Index)

(Back to Index)

CRE Investments

We may invest directly in the ownership of CRE equity investments by making direct investments where NOL carryforwards exist and can absorb the creation of REIT taxable income or by restructuring CRE loans and taking control of the properties where we believe we can protect capital and ultimately generate capital appreciation. We may acquire CRE equity investments through a joint venture or wholly-owned subsidiary and may classify these investments in real estate as held for investment or held for sale. We intend to primarily use an affiliate of our Manager to manage the CRE equity investments when held. At December 31, 2022, we held four investments in real estate acquired through direct equity investments and two investments in real estate acquired from lending activities (i.e. through the receipt of the deeds-in-lieu of foreclosure on the properties that collateralized former non-performing loans). At December 31, 2022, two of these investments were classified as held for sale.

The following table summarizes the investments in real estate at December 31, 2022 (in thousands, except amounts in footnotes):

	December 31, 2022
	Cost Basis	Accumulated Depreciation & Amortization	Carrying Value
Assets acquired:
Investments in real estate, equity:
Investments in real estate (1)	$123,219	$(2,251)	$120,968
Right of use assets (2)	19,664	(205)	19,459
Intangible assets (3)	11,474	(2,594)	8,880
Subtotal	154,357	(5,050)	149,307

Investments in real estate from lending activities:
Properties held for sale (4)	53,769	—	53,769
Total	208,126	(5,050)	203,076

Liabilities assumed:
Investments in real estate, equity:
Mortgage payable	18,089	155	18,244
Other liabilities	247	(183)	64
Lease liabilities (5)	43,260	(393)	42,867
Subtotal	61,596	(421)	61,175

Investments in real estate from lending activities:
Liabilities held for sale	3,025	—	3,025
Total	64,621	(421)	64,200

Total net investments in real estate and properties held for sale (6)	$143,505		$138,876

(1)
Includes $38.4 million of land, which is not depreciable.
(2)
Includes a right of use associated with an acquired ground lease of $42.4 million accounted for as an operating lease, an above-market lease intangible asset of $19.0 million and a customer list intangible of $402,000. Amortization of the above-market lease intangible is booked to real estate expenses on the consolidated statements of operations.
(3)
Carrying value includes $42,000 of an acquired in-place lease intangible asset, $39,000 of an acquired leasing commission intangible asset, management contract at $3.1 million, franchise intangible of $5.3 million and a customer list value of $427,000.
(4)
Includes two properties originally acquired in November 2020 and July 2022 that are being marketed for sale.
(5)
Lease liabilities include one ground lease at a hotel property with a remaining term of 93 years. Lease expense for this liability for the year ended December 31, 2022 was $1.1 million.
(6)
Excludes items of working capital, either acquired or assumed.

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

The Management Agreement requires our Manager to manage our business affairs in conformity with the policies and investment guidelines established by our Board. Our Manager provides its services under the supervision and direction of our Board. Our Manager is responsible for the selection, purchase and sale of our portfolio investments, our financing activities and providing us with investment advisory services. Our Manager and its affiliates also provide us with a Chief Financial Officer and a sufficient number of additional accounting, finance, tax and investor relations professionals. Our Manager receives fees and is reimbursed for its expenses as follows:

•
A monthly base management fee equal to 1/12th of the amount of our equity multiplied by 1.50%; provided, however, that for each calendar month through July 31, 2022, such fee was equal to a minimum of $442,000. At December 31, 2022, the calculated fee was in excess of the minimum fee charged. Under the Management Agreement, “equity” is equal to the net proceeds from issuances of shares of capital stock (or the value of common shares upon the conversion of convertible securities), after deducting any underwriting discounts and commissions and other expenses and costs relating to such issuance, plus or minus our retained earnings (excluding non-cash equity compensation incurred in current or prior periods) less all amounts we have paid for common stock and preferred stock repurchases. The calculation is adjusted for one-time events due to changes in accounting principles generally accepted in the U.S., or GAAP, as well as other non-cash charges, upon approval of our independent directors.
•
Incentive compensation, calculated quarterly until the quarter ended December 31, 2022 as follows: (A) 20% of the amount by which our Earnings Available for Distribution ("EAD") (as defined in the Management Agreement) for a quarter exceeded the product of (i) the weighted average of (x) the book value divided by 10,293,783 and (y) the per share price (including the conversion price, if applicable) paid for our common shares in each offering (or issuance upon the conversion of convertible securities) by us subsequent to September 30, 2017, multiplied by (ii) the greater of (x) 1.75% and (y) 0.4375% plus one-fourth of the Ten Year Treasury Rate for such quarter; multiplied by (B) the weighted average number of common shares outstanding during such quarter; subject to adjustment (a) to exclude events pursuant to changes in GAAP or the application of GAAP as well as non-recurring or unusual transactions or events, after discussion between our Manager and the independent directors and approval by a majority of the independent directors in the case of non-recurring or unusual transactions or events, and (b) to deduct an amount equal to any fees paid directly by a TRS (or any subsidiary thereof) to employees, agents and/or affiliates of the Manager with respect to profits of such TRS (or subsidiary thereof) generated from the services of such employees, agents and/or affiliates, the fee structure of which shall have been approved by a majority of the independent directors and which fees may not exceed 20% of the net income (before such fees) of such TRS (or subsidiary thereof).

With respect to each fiscal quarter commencing with the quarter ending December 31, 2022, an incentive management fee calculated and payable in arrears in an amount, not less than zero, equal to:

•
for the first full calendar quarter ending December 31, 2022, the product of (a) 20% and (b) the excess of (i) EAD of the Company for such calendar quarter, over (ii) the product of (A) the Company’s book value equity as of the end of such calendar quarter, and (B) 7% per annum;
•
for each of the second, third and fourth full calendar quarters following the calendar quarter ending December 31, 2022, the excess of (1) the product of (a) 20% and (b) the excess of (i) EAD of the Company for the calendar quarter(s) following September 30, 2022, over (ii) the product of (A) the Company’s book value equity in the calendar quarter(s) following September 30, 2022, and (B) 7% per annum, over (2) the sum of any incentive compensation paid to the Manager with respect to the prior calendar quarter(s) following September 30, 2022 (other than the most recent calendar quarter); and
•
for each calendar quarter thereafter, the excess of (1) the product of (a) 20% and (b) the excess of (i) EAD of the Company for the previous 12-month period, over (ii) the product of (A) the Company’s book value equity in the previous 12-month period, and (B) 7% per annum, over (2) the sum of any incentive compensation paid to the Manager with respect to the first three calendar quarters of such previous 12-month period; provided, however, that no incentive compensation shall be payable with respect to any calendar quarter unless EAD for the twelve

(Back to Index)

(Back to Index)

most recently completed calendar quarters (or such lesser number of completed calendar quarters from September 30, 2022) in the aggregate is greater than zero.
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

The Management Agreement’s current contract term ends on July 31, 2023, and the agreement provides for automatic one-year renewals on such date and on each July 31 thereafter until terminated. Our Board reviews our Manager’s performance annually. The Management Agreement may be terminated annually upon the affirmative vote of at least two-thirds of our independent directors, or by the affirmative vote of the holders of at least a majority of the outstanding shares of our common stock, based upon unsatisfactory performance that is materially detrimental to us or a determination by our independent directors that the management fees payable to our Manager are not fair, subject to our Manager’s right to prevent such a compensation termination by accepting a mutually acceptable reduction of management fees. Our Board must provide 180 days’ prior notice of any such termination. If we terminate the Management Agreement, our Manager is entitled to a termination fee equal to four times the sum of the average annual base management fee and the average annual incentive compensation earned by our Manager during the two 12-month periods immediately preceding the date of termination, calculated as of the end of the most recently completed fiscal quarter before the date of termination.

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

(Back to Index)

(Back to Index)

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

We believe that ACRES Realty Funding, Inc., (“ACRES RF”) the subsidiary that at December 31, 2022 held substantially all of our CRE loan assets, is excluded from Investment Company Act regulation under Section 3(c)(5)(C), a provision designed for companies that do not issue redeemable securities and are primarily engaged in the business of purchasing or otherwise acquiring mortgages and other liens on and interests in real estate. To qualify for this exclusion, at least 55% of ACRES RF’s assets must consist of mortgage loans and other assets that are considered the functional equivalent of mortgage loans for purposes of the Investment Company Act and interests in real properties, which we refer to as Qualifying Interests. Moreover, 80% of ACRES RF’s assets must consist of Qualifying Interests and other real estate-related assets. ACRES RF has not issued, and does not intend to issue, redeemable securities.

We treat our investments in CRE whole loans, A-notes, specific types of B-notes and specific types of mezzanine loans as Qualifying Interests for purposes of determining our eligibility for the exclusion provided by Section 3(c)(5)(C) to the extent such treatment is consistent with guidance provided by the Securities and Exchange Commission, or SEC, or its staff. We believe that SEC staff guidance allows us to treat B-notes as Qualifying Interests where we have unilateral rights to instruct the servicer to foreclose upon a defaulted mortgage loan, replace the servicer in the event the servicer, in its discretion, elects not to foreclose on such a loan, and purchase the A-note in the event of a default on the mortgage loan. We believe, based upon an analysis of existing SEC staff guidance, that we may treat mezzanine loans as Qualifying Interests where (i) the borrower is a special purpose bankruptcy-remote entity whose sole purpose is to hold all of the ownership interests in another special purpose entity that owns commercial real property, (ii) both entities are organized as limited liability companies or limited partnerships, (iii) under their organizational documents and the loan documents, neither entity may engage in any other business, (iv) the ownership interests of either entity have no value apart from the underlying real property which is essentially the only asset held by the property-owning entity, (v) the value of the underlying property in excess of the amount of senior obligations is in excess of the amount of the mezzanine loan, (vi) the borrower pledges its entire interest in the property-owning entity to the lender which obtains a perfected security interest in the collateral and (vii) the relative rights and priorities between the mezzanine lender and the senior lenders with respect to claims on the underlying property are set forth in an intercreditor agreement between the parties which gives the mezzanine lender certain cure and purchase rights in case there is a default on the senior loan. If the SEC staff provides future guidance that these investments are not Qualifying Interests, then we will treat them, for purposes of determining our eligibility for the exclusion provided by Section 3(c)(5)(C), as real estate-related assets or miscellaneous assets, as appropriate. Historically, we have held “whole pool certificates” in mortgage loans, although, at December 31, 2022 and 2021, we had no whole pool certificates in our portfolios. Pursuant to existing SEC staff guidance, we consider whole pool certificates to be Qualifying Interests. A whole pool certificate is a certificate that represents the entire beneficial interest in an underlying pool of mortgage loans. By contrast, a certificate that represents less than the entire beneficial interest in the underlying mortgage loans is not considered to be a Qualifying Interest for purposes of the 55% test, but constitutes a real estate-related asset for purposes of the 80% test.

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

(Back to Index)

(Back to Index)

Our other subsidiaries, RCC Commercial, Inc., or RCC Commercial, RCC Commercial II, Inc., or Commercial II, RCC Commercial III, Inc., or Commercial III, RCC TRS, LLC, or RCC TRS, Resource TRS, LLC, or Resource TRS, and RSO EquityCo, LLC, or RSO Equity, do not qualify for the Section 3(c)(5)(C) exclusion. However, we believe they qualify for exclusion under either Section 3(c)(1) or 3(c)(7). As required by these exclusions, we will not allow any of these entities to make, or propose to make, a public offering of its securities. In addition, with respect to those subsidiaries for which we rely upon the Section 3(c)(1) exclusion, and as required thereby, we limit the number of holders of their securities to not more than 100 persons calculated in accordance with the attribution rules of Section 3(c)(1), and with respect to those subsidiaries for which we rely on the Section 3(c)(7) exclusion, and as required thereby, we limit ownership of their securities to “qualified purchasers.” If we form other subsidiaries, we must ensure that they qualify for an exemption or exclusion from regulation under the Investment Company Act.

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

Environmental, Social and Governance (“ESG”) Policies

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
•
The outbreak of widespread contagious disease, such as COVID-19, has caused, and may continue to cause, disruptions to the United States and global economy and to our business, which has had, and may continue to have, an adverse impact on our financial condition, our results of operations and our liquidity and capital resources.
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

(Back to Index)

(Back to Index)

•
Increases in interest rates and other factors could reduce the value of our investments, result in reduced earnings or losses and reduce our ability to pay distributions.
•
Changes in the method for determining the benchmark rate (LIBOR or a replacement of LIBOR) may adversely affect the value of our loans, investments and borrowings and could affect our results of operations.
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
•
Our investments in real estate are subject to particular conditions that may have a negative impact on our results of operations.
•
Our investments in real estate are illiquid. We may not be able to dispose of properties when desired or on favorable terms.
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

(Back to Index)

(Back to Index)

Risks Related to Impact of Current Economic Conditions

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

The outbreak of widespread contagious disease, such as COVID-19, has caused, and may continue to cause, disruptions to the U.S. and global economy and to our business, which has had, and may continue to have, an adverse impact on our financial condition, our results of operations and our liquidity and capital resources.

In December 2019, COVID-19 was identified and the resulting global proliferation of the virus led the World Health Organization to designate COVID-19 as a pandemic and numerous countries, including the U.S., to declare national emergencies. Many countries have responded to the outbreak by instituting quarantines and restrictions on travel, which has resulted in the closure or remote operation of non-essential businesses. While the U.S. and certain countries around the world have eased restrictions and financial markets and unemployment rates have stabilized to some degree, the pandemic continues to cause uncertainty on the U.S. and global economies, generally, and the CRE business in particular.

The COVID-19 pandemic has had, and may continue to have, a material adverse impact on our financial condition, liquidity and results of operations and the market price of our common stock and preferred stock. We expect that these impacts are likely to continue to some extent as the longer-term macro-economic effects of the pandemic continue. Although many or all facets of our business have been or could be impacted by the COVID-19 pandemic, we currently believe the following impacts to be among the most material to us:

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
•
borrower and counterparty risks;
•
operational impacts on ourselves and our third-party advisors, service providers, vendors and counterparties; and
•
limitations on our ability to ensure business continuity in the event our, or our third-party advisors’ and service providers’, continuity of operations plan is not effective or improperly implemented or deployed during the disruption caused by the pandemic.

(Back to Index)

(Back to Index)

The rapid development of the pandemic and the resulting economic effects have created uncertainty surrounding the ultimate impact of the COVID-19 pandemic on the global economy generally, and the CRE business in particular. As a result, we cannot project the ultimate adverse impact of the COVID-19 pandemic on the global economy or our business, including our financial condition and performance. The extent of the impact of COVID-19 will depend on future developments, including new information that may emerge about the severity of the pandemic, the timing, scope and effectiveness of additional governmental responses to the pandemic, including the potential re-imposition of quarantines, states of emergencies, restrictions on travel and stay-at-home orders and the ensuing reactions by consumers, companies, governmental entities and global markets.

A prolonged economic slowdown or lengthy or severe recession causing declining real estate values could impair our investments and harm our operations.

We believe the risks associated with our business will be more severe during periods of economic slowdown or recession if these periods are accompanied by declining real estate values. Declining real estate values will likely reduce the level of new mortgage loan originations and other real estate-related investment activities since borrowers often use the appreciation in their existing real estate holdings or the expected appreciation in value-add projects to support the purchase of or incremental investment in additional properties. Further, declining real estate values significantly increase the likelihood that we will incur losses on our loans in the event of default because the value of our collateral may be insufficient to cover our investment in the loan. Any sustained period of increased payment delinquencies, foreclosures or losses could adversely affect our ability to invest in, sell or securitize loans, which could materially and adversely affect our results of operations, financial condition, liquidity and our ability to pay distributions.

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

Our equity holdings and, when we acquire debt interests in CRE debt securitizations, our debt interests, if any, generally are subordinate in right of payment to the other classes of debt securities issued by the CRE debt securitization entity. Accordingly, if over-collateralization tests are not met, distributions on the subordinated debt and equity we hold in these CLOs will cease, resulting in a substantial reduction in our cash flow. Other tests (based on delinquency levels, interest coverage or other criteria) may restrict our ability to receive cash distributions from assets collateralizing the securities issued by the CRE debt securitization entity. Although at December 31, 2022, all of our CRE debt securitizations met their performance tests, we cannot assure you that our CRE debt securitizations will satisfy the performance tests in the future. For information concerning compliance by our CRE debt securitizations with their over-collateralization tests, see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operation - Liquidity and Capital Resources.”

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

We may be subject to losses arising from current and future guarantees of debt and contingent obligations of our subsidiaries or joint venture partners.

We may guarantee the performance of the obligations of our subsidiaries, including credit and repurchase facilities, derivative agreements, unsecured indebtedness and indebtedness incurred by our joint venture partners. Non-performance on such obligations may cause losses to us in excess of the capital invested in our subsidiary or the relevant joint venture and there is no assurance that we will have sufficient capital to cover any such losses.

The debt facilities that we use to finance our investments may require us to provide additional collateral.

If the market value of the loans or investments pledged or sold by us to a funding source decline in value, we may be required by the lender to provide additional collateral or pay down a portion of the funds advanced. We may not have the funds available to pay down such future debt, which could result in defaults. Posting additional collateral to support these facilities would reduce our liquidity and limit our ability to leverage our assets. In the event we do not have sufficient liquidity to meet such requirements, lenders can accelerate the indebtedness, increase interest rates and terminate our ability to borrow. Further, lenders may require us to maintain a certain amount of uninvested cash or set aside unlevered assets sufficient to maintain a specified liquidity position. As a result, we may not be able to leverage our assets as fully as we would choose, which could reduce our return on assets. In the event that we are unable to meet these collateral obligations, our financial condition could deteriorate rapidly.

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

(Back to Index)

(Back to Index)

We believe earnings available for distribution ("EAD"), a non-GAAP financial measure, is an appropriate measure to evaluate our performance and ability to pay dividends; however, in certain instances EAD may not be reflective of actual economic results.

We utilize EAD as a measure to evaluate our performance and ability to pay dividends and believe that it is useful to analysts, investors and other parties in the evaluations of REITs. We believe EAD is a useful measure of our performance and ability to pay dividends because it excludes the effects of certain transactions and GAAP adjustments that we believe are not necessarily indicative of our current CRE loan origination portfolio and other CRE-related investments and operations. EAD excludes (i) non-cash equity compensation expense, (ii) unrealized gains or losses, (iii) non-cash provision for loan losses, (iv) non-cash impairments on securities, (v) non-cash amortization of discounts or premiums associated with borrowings, (vi) net income or loss from limited partnership interests owned at the initial measurement date, (vii) net income or loss from non-core assets, (viii) real estate depreciation and amortization, (ix) foreign currency gains or losses and (x) income or losses from discontinued operations. EAD may also be adjusted periodically to exclude certain one-time events pursuant to changes in GAAP and certain non-cash items. Although pursuant to the Management Agreement we calculate incentive compensation using EAD excluding incentive compensation payable to our Manager, we include incentive compensation payable to our Manager in EAD for reporting purposes. EAD does not represent net income or cash generated from operating activities and should not be considered as an alternative to GAAP net income or as a measure of liquidity under GAAP. Our methodology for calculating EAD may differ from methodologies used by other companies to calculate similar supplemental performance measures, and accordingly, our reported EAD may not be comparable to similar performance measures used by other companies.

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

We depend on the information systems of our Manager, ACRES and third parties. Any failure or interruption of our systems or cyber-attacks or security breaches of our networks or systems could cause delays or other problems in our lending activities. A disruption or breach could also lead to unauthorized access to and release, misuse, loss or destruction of our confidential information or personal or confidential information of our Manager, ACRES or third parties, which could lead to regulatory fines, litigation, costs of remediating the breach and reputational harm. In addition, we also face the risk of operational failure, termination or capacity constraints of any of the third parties with which we do business or that facilitate our business activities, including clearing agents or other financial intermediaries we use to facilitate our securities transactions, if their respective systems experience failure, interruption, cyber-attacks, or security breaches. If unauthorized parties gain access to our technology systems, they may be able to steal, publish, delete or modify private and sensitive information. Although we have implemented various measures to manage risks relating to these types of events, such systems could prove to be inadequate and, if compromised, could become inoperable for extended periods of time, cease to function properly or fail to adequately secure private information, including material nonpublic information. We may face increased costs as we continue to evolve our cyber defenses in order to contend with changing risks. These costs and losses associated with these risks are difficult to predict and quantify, but could have a significant adverse effect on our operating results.

The costs related to cyber or other security threats or disruptions may not be fully insured or indemnified by other means. As our and our borrowers’ reliance on technology has increased, so have the risks posed to our information systems, both internal and those provided by third party service providers, and the information systems of our borrowers. We have implemented processes, procedures and internal controls to help mitigate cybersecurity risks and cyber intrusions, but these measures, as well as our increased awareness of the nature and extent of a risk of a cyber-incident, do not guarantee that a cyber-incident will not occur and/or that our operations or confidential information will not be negatively impacted by such an incident.

(Back to Index)

(Back to Index)

Computer malware, viruses, computer hacking and phishing attacks have become more prevalent in our industry and may occur on our systems. We rely heavily on our financial, accounting and other data processing systems. Although we have not detected a material cybersecurity breach to date, other financial services institutions have reported material breaches of their systems, some of which have been significant. Even with all reasonable security efforts, not every breach can be prevented or even detected. It is possible that we have experienced an undetected breach. There is no assurance that we, or the third parties that facilitate our business activities, have not or will not experience a breach. Cyber-attacks on our network or other systems could have a material adverse effect on our business and results of operations, due to, among other things, the loss of investor or proprietary data, interruptions or delays in the operation of our business and damage to our reputation. There can be no assurance that measures we take to ensure the integrity of our systems will provide protection, especially because cyberattack techniques used change frequently or are not recognized until successful. It is difficult to determine what, if any, negative impact may directly result from any specific interruption or cyber-attacks or security breaches of our networks or systems (or the networks or systems of third parties that facilitate our business activities) or any failure to maintain performance, reliability and security of our technical infrastructure, but such computer malware, viruses and computer hacking and phishing attacks may negatively affect our operations.

Risks Related to Our Investments

Declines in the market values of our investments may reduce periodic reported results, credit availability and our ability to make distributions.

Historically, we have classified a substantial portion of our assets for accounting purposes as “available-for-sale.” As a result, reductions in the market values of those assets were directly charged to accumulated other comprehensive loss and reduce our stockholders’ equity. A decline in these values would reduce the book value of our assets. Moreover, if there is an indication of credit quality issues for a specific investment, under the current expected credit losses, or CECL, accounting guidance, we must record a provision to our earnings in order to estimate expected losses.

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

Changes in the method for determining the benchmark rate (LIBOR or a replacement of LIBOR) may adversely affect the value of our loans, investments and borrowings and could affect our results of operations.

Historically, we have utilized LIBOR as a benchmark interest rate for the pricing of our CRE loans and have been exposed to LIBOR through our issuance of notes on our securitizations and the use of term facilities and repurchase agreements. In July 2017, the U.K. FCA announced that it would phase out LIBOR as a benchmark by the end of 2021. In March 2021, the FCA announced that it would cease publication of the one-week and two-month USD LIBOR immediately after December 31, 2021 and cease publication of the remaining tenors immediately after June 30, 2023. Additionally, the U.S. Federal Reserve encouraged companies to cease using LIBOR as a benchmark rate by December 31, 2021. The U.S. Federal Reserve, in conjunction with the Alternative Reference Rates Committee, a steering committee comprising large U.S. financial institutions, has identified SOFR, a new index calculated by short-term repurchase agreements backed by U.S. Treasury securities, as its preferred alternative rate for LIBOR.

(Back to Index)

(Back to Index)

In connection with such recommendations and developments, all variable rate loans originated by us beginning January 1, 2022 have been benchmarked to SOFR. All of our floating-rate loans contain terms that allow for the transition to alternative rates. In September 2021 and January 2022, the term warehouse financing facilities with JPMorgan Chase and Morgan Stanley, respectively, were amended to allow for the transition to alternative rates, including rates tied to SOFR, subject to benchmark transition events. When LIBOR ceases to exist, we may need to amend our remaining loan and borrowing agreements that utilize LIBOR as a factor in determining the interest rate or hedge against fluctuations in LIBOR based on a new standard that is established, if any. Any resulting differences in interest rate standards among our assets and our borrowings may result in interest rate mismatches between our assets and the borrowings used to fund such assets. The transition from LIBOR to SOFR or to another alternative rate may result in financial market disruptions and significant increases in benchmark rates, resulting in increased financing costs to us, any of which could have an adverse effect on our business, results of operations, financial condition, and the market price of our common stock.

Investing in mezzanine debt, preferred equity, mezzanine or other subordinated tranches of CMBS involves greater risks of loss than senior secured debt investments.

Subject to maintaining our qualification as a REIT and exclusion from regulation under the Investment Company Act, we may invest in mezzanine debt, preferred equity and mezzanine or other subordinated tranches of CMBS. We currently have investments in mezzanine debt. These types of investments carry a higher degree of risk of loss than senior secured debt investments such as our whole loan investments because, in the event of default and foreclosure, holders of senior liens will be paid in full before mezzanine investors. Depending on the value of the underlying collateral at the time of foreclosure, there may not be sufficient assets to pay all or any part of amounts owed to mezzanine investors. Moreover, mezzanine and other subordinate debt investments may have higher LTV than conventional senior lien financing, resulting in less equity in the collateral and increasing the risk of loss of principal. If a borrower defaults or declares bankruptcy, we may be subject to agreements restricting or eliminating our rights as a creditor, including rights to call a default, cure a default, foreclose on collateral, and accelerate maturity or control decisions made in bankruptcy proceedings. In addition, the prices of lower credit quality securities are generally less sensitive to interest rate changes than more highly rated investments, but more sensitive to economic downturns or individual issuer developments because the ability of obligors of investments underlying the securities to make principal and interest payments may be impaired. In such event, existing credit support relating to the securities’ structure may not be sufficient to protect us against loss of our principal. For additional risks regarding real estate-related loans, see “Risks Related to Investments- Our commercial mortgage loans and mezzanine loans are subject to the risks inherent in owning the real estate securing or underlying those investments that could result in losses to us.”

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

Our commercial mortgage loans and mezzanine loans are subject to the risks inherent in owning the real estate securing or underlying those investments that could result in losses to us.

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

We may be obligated to fund a portion of the loan at one or more future dates. We may not have the funds available at such future date(s) to meet our funding obligation under the loan. In that event, we would likely be in breach of the loan documents unless we are able to raise the capital, which we may not be able to achieve on favorable terms or at all. Additionally, if we are in breach of the loan documents, the borrower may file a claim against us for failure to perform under the loan documents.

For a discussion of additional risks associated with mezzanine loans, see “Risks Related to Our Investments - Investing in mezzanine debt, preferred equity and mezzanine or other subordinated debt investments involves greater risks of loss than senior secured debt investments.”

If our allowance for credit losses is not adequate to cover actual future loan losses, our earnings may decline.

We maintain an allowance for credit losses to provide for loan defaults and non-performance by borrowers of their obligations. Our allowance for credit losses may not be adequate to cover actual future loan losses and future provisions for credit losses could materially reduce our income. We base our allowance for credit losses on historical loss experience, current portfolio and market conditions and reasonable and supportable forecasts for the duration of each respective loan. However, losses have in the past, and may in the future, exceed our current estimates, and the difference could be substantial. The amount of future losses is susceptible to changes in economic, operating and other conditions that may be beyond our control and difficult to estimate, including changes in interest rates, changes in borrowers’ creditworthiness and the value of collateral securing loans. Additionally, if we seek to expand our loan portfolios, we may need to make additional provisions for credit losses to ensure that the allowance remains at levels deemed appropriate by our management for the size and quality of our portfolios. While we believe that our allowance for credit losses at December 31, 2022 is adequate to cover our anticipated losses, we cannot assure you that it will not increase in the future. Any increase in our allowance for credit losses will reduce our income and, if sufficiently large, could cause us to incur significant losses.

(Back to Index)

(Back to Index)

The CECL model may require us to increase our allowance for credit losses and therefore may have a material adverse effect on our business, financial condition and results of operations.

The CECL allowance required is a valuation account that is deducted from the related loans’ and debt securities’ amortized cost basis on our consolidated balance sheets, which reduces our total stockholders’ equity. Additional changes to the CECL allowance are recognized through net income on our consolidated statements of operations. While the guidance does not require any particular method for determining the CECL allowance, it does specify the allowance should be based on relevant information about past events, including historical loss experience, current portfolio and market conditions, and reasonable and supportable forecasts for the duration of each respective loan. Because our methodology for determining CECL allowances may differ from the methodologies employed by other companies, our CECL allowances may not be comparable with the CECL allowances reported by other companies. In addition, other than pursuant to a few narrow exceptions, the guidance requires that all financial instruments subject to the CECL model have some amount of reserve to reflect the GAAP principal underlying the CECL model that all loans, debt securities, and similar assets have some inherent risk of loss, regardless of credit quality, subordinate capital, or other mitigating factors. Accordingly, the adoption of the CECL model materially affected our determination of the allowance for credit losses and required us to increase our allowance upon adoption and recognize provisions for credit losses earlier in the lending cycle. Moreover, the CECL model has created more volatility in the level of our allowance for credit losses. If we are required to materially increase our level of allowance for credit losses for any reason, such increase could adversely affect our business, financial condition and results of operations.

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

(Back to Index)

(Back to Index)

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

Real estate investments are relatively illiquid. Many factors that are beyond our control affect the real estate market. Our ability to quickly sell or exchange any of our properties in response to changes in economic and other conditions will be limited. No assurances can be given that we will recognize full value, at a price and at terms that are acceptable to us, for any property that we are required to sell for liquidity reasons. Our inability to respond rapidly to changes in the performance of our investments could adversely affect our financial condition and results of operations.

We may not have control, or control may be limited, over certain of our loans and real estate equity investments.

Some of our loans or real estate equity investments may be co-lender, joint venture or other arrangements in which we share the rights, obligations and benefits of the loan or real estate equity investment with other lenders, servicers or joint venture partners. We may need the consent of these parties to exercise our rights under the respective agreements, including rights with respect to amendment of loan documentation, enforcement proceedings in the event of default and the institution of, and control over, foreclosure proceedings. The participants of these agreements may have interests that may not be aligned with ours and may be able to take actions to which we object but will be bound if our investment interest represents a noncontrolling interest. We may be adversely affected by such actions. Additionally, our co-lenders, servicers or joint venture partners may have financial difficulties and may not be able to perform their financial obligations in accordance with their respective agreements, in which case we may be obligated to perform on their behalf. If we do not have the capital available or are unable to access funding, we may not have the capital available to meet those obligations, which will most likely result in a default under the respective agreement and could adversely affect our results of operations and financial condition.

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

Our Manager is entitled to receive a base management fee equal to 1/12th of our equity, as defined in the Management Agreement, multiplied by 1.50%; provided, however, that for each calendar month through July 31, 2022, such fee was equal to a minimum of $442,000. Since the base management fee is based on our outstanding equity, our Manager could be incentivized to recommend strategies that increase our equity, and there may be circumstances where increasing our equity will not optimize the returns for our stockholders.

(Back to Index)

(Back to Index)

In addition to its base management fee, our Manager is entitled to receive incentive compensation. Until the quarter ended December 31, 2022, this compensation was equal to 20% of the amount by which our EAD, as defined in the Management Agreement, for a quarter exceeded the product of the weighted average of the book value divided by 10,293,783 and the per share price (including the conversion price, if applicable) paid for our common shares in each offering (or issuance upon the conversion of convertible securities) by us subsequent to September 30, 2017, multiplied by the greater of 1.75% or 0.4375% plus one-fourth of the average ten-year U.S. Treasury rate for such quarter, multiplied by the weighted average number of common shares outstanding during the quarter, subject to certain adjustments.

For the first full calendar quarter ended December 31, 2022, the incentive compensation was equal to 20% of the amount by which our EAD for the quarter exceeded the product of our book value equity as of the end of such calendar quarter, and 7% per annum. For each of the second, third and fourth full calendar quarters following the calendar quarter ended December 31, 2022, the calculation will be the excess of the product of 20% and the excess of our EAD for the calendar quarter(s) following September 30, 2022, over the product of our book value equity in the calendar quarter(s) following September 30, 2022, and 7% per annum, over the sum of any incentive compensation paid to our Manager with respect to the prior calendar quarter(s) following September 30, 2022 (other than the most recent calendar quarter).

In evaluating investments and other management strategies, the opportunity to earn incentive compensation based on EAD may lead our Manager to place undue emphasis on the maximization of EAD at the expense of other criteria, such as preservation of capital, in order to achieve higher incentive compensation. Investments with higher yields generally have higher risk of loss than investments with lower yields. If our interests and those of our Manager are not aligned, the execution of our business plan and our results of operations could be adversely affected, which could adversely affect our results of operations and financial condition.

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

Our Management Agreement does not prohibit our Manager, or ACRES from investing in or managing entities that invest in asset classes that are the same as, or similar to, our targeted asset classes, except that they may not raise funds for, sponsor or advise any new publicly-traded REIT that invests primarily in MBS in the U.S. We rely on our Manager to identify suitable investment opportunities for us. Our executive officers and several of the other key real estate professionals, acting on behalf of our Manager, are also the key real estate professionals acting on behalf of the advisors of other investment programs sponsored by, and other clients managed by, ACRES. As such, these investment programs and clients rely on many of the same real estate professionals as will future programs and vehicles sponsored by ACRES. Many investment opportunities that are suitable for us may also be suitable for one or more of these investment programs or clients. When an investment opportunity becomes available, the allocation committee established by ACRES, in accordance with its investment allocation policies and procedures, will offer the opportunity to the investment program or clients for which the investment opportunity is most suitable based on the available capital, investment objectives, portfolio and criteria of each. Thus, the allocation committees could direct attractive investment opportunities to an investment program or client other than us, which could result in us not investing in investment opportunities that could provide an attractive return or investing in investment opportunities that provide less attractive returns. Any of the foregoing may reduce our ability to make distributions to you.

Our officers and many of the investment professionals that provide services to us through our Manager are also officers or employees of ACRES and may face conflicts regarding the allocation of their time.

Our officers, other than our Chief Financial Officer, Chief Accounting Officer and several accounting and tax professionals on their staff, as well as the officers, directors and employees of ACRES who provide services to us, are not required to work full time on our affairs, and may devote significant time to the affairs of ACRES. As a result, there may be significant conflicts between us, on the one hand, and our Manager and ACRES on the other, regarding allocation of our Manager’s and ACRES’ resources to the management of our investment portfolio.

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

Historically, we treat our investments in mezzanine loans and our investments in CMBS as Qualifying Interests for purposes of determining our eligibility for the exclusion provided by Section 3(c)(5)(C) to the extent such treatment is consistent with guidance provided by the SEC or its staff. In the absence of specific guidance or guidance that otherwise supports the treatment of these investments as Qualifying Interests, we will treat them, for purposes of determining our eligibility for the exclusion provided by Section 3(c)(5)(C), as real estate-related assets or miscellaneous assets, as appropriate.

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

Risks Related to Our REIT Status and Certain Other Tax Items

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

In particular, at least 75% of our assets at the end of each calendar quarter must consist of real estate assets, government securities, cash and cash items. For this purpose, “real estate assets” generally include interests in real property, such as land, buildings, leasehold interests in real property, stock of other entities that qualify as REITs, interests in mortgage loans secured by real property, investments in stock or debt investments during the one-year period following the receipt of new capital and regular or residual interests in a real estate mortgage investment conduit (“REMIC”). In addition, the amount of securities of a single issuer, other than a TRS, that we hold must generally not exceed either 5% of the value of our gross assets or 10% of the vote or value of such issuer’s outstanding securities.

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

(Back to Index)

(Back to Index)

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

Exantas Real Estate TRS, Inc. (“XAN RE TRS”) will pay federal, state and local income tax on its taxable income, and its after-tax net income is available for distribution to us but is not required to be distributed to us. Income that is not distributed to us by our U.S. TRS will not be subject to the REIT 90% distribution requirement and therefore will not be available for distributions to our stockholders. We anticipate that the aggregate value of the securities we hold in our TRS will be less than 20% of the value of our total assets, including our TRS securities. We will monitor the compliance of our investments in TRSs with the rules relating to value of assets and transactions not on an arm’s-length basis. We cannot assure you, however, that we will be able to comply with such rules.

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

General Risk Factors

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

ITEM 3. LEGAL PROCEEDINGS

Refer to “Part II - Item 8. Financial Statements and Supplementary Data – Note 24 - Commitments and Contingencies” for the applicable disclosures.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

(Back to Index)

(Back to Index)

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our common stock is listed on the New York Stock Exchange, or NYSE, under the symbol “ACR”.

We are organized and conduct our operations to qualify as a real estate investment trust (“REIT”) which requires that we distribute at least 90% of our REIT taxable income. As a result of losses incurred during the year ended December 31, 2020 in connection with the economic impact of the novel coronavirus (“COVID-19”) pandemic, we received significant net operating loss (“NOL”) carryforwards. NOLs are able to offset future taxable income, limiting the requirement for common share distributions. We also recognized net capital loss carryforwards as finalized in our 2020 tax return. During the year ended December 31, 2022, all taxable income was distributed in the form of a preferred share distribution, and therefore, no common share distribution was required. As we continue to take steps necessary to stabilize our earnings available for distribution ("EAD"), our board of directors, (our "Board"), will establish a plan for the prudent resumption of the payment of common share distributions. No assurance, however, can be given as to the amounts or timing of future distributions as such distributions are subject to our earnings, financial condition, capital requirements and such other factors as our Board deems relevant.

The following table summarizes our current and estimated tax loss carryforwards (dollars in millions):

	Tax Year Recognized	REIT (QRS) Tax Loss Carryforwards		TRS Tax Loss Carryforwards
Tax Asset Item		Operating	Capital	Operating	Capital
Net Operating Loss Carryforwards:
Cumulative as of 2021	2021 Return	$46.6	$—	$60.1	$—

Net Capital Loss Carryforwards:
Cumulative as of 2021	2021 Return	—	121.9	—	1.0
Total tax asset estimates		$46.6	$121.9	$60.1	$1.0
Useful life		Unlimited	5 years	Various	5 years

During the year ended December 31, 2021, we generated $1.1 million of taxable income which was offset by our cumulative NOL, leaving $46.6 million to carry forward to future years. NOL can generally be carried forward to offset both ordinary taxable income and capital gains in future years. The Tax Cuts and Jobs Act (“TCJA”) along with revisions made by the Coronavirus Aid, Relief, and Economic Security Act (“CARES”) reduced the deduction for NOLs to 80% of taxable income and granted an indefinite carryforward period.

Additionally, $15.0 million of net capital gains was reported on our tax return for the year ended December 31, 2021. This was offset with our cumulative total net capital losses, leaving $121.9 million to carry forward to future years. No capital losses expired during 2021.

We also have tax assets in our taxable REIT subsidiaries (“TRS”). These tax assets are analyzed and disclosed quarterly in our financial statements. As of December 31, 2022, our TRSs have $39.9 million of pre-TCJA NOLs, some of which are set to expire beginning in 2044, $20.2 million of NOLs with an indefinite carryforward period and net capital loss carryforwards of $1.0 million.

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

(Back to Index)

(Back to Index)

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

At March 6, 2023, there were 8,685,452 shares of common stock outstanding held by 206 holders of record. The 206 holders of record include Cede & Co., which holds shares as nominee for The Depository Trust Company, which itself holds shares on behalf of the beneficial owners of our common stock. Such information was obtained through our registrar and transfer agent.

The following table summarizes certain information about our 2005 Stock Incentive Plan, Third Amended and Restated Omnibus Equity Compensation Plan and ACRES Commercial Realty Corp. Manager Incentive Plan at December 31, 2022:

	(a)	(b)	(c)
Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans Excluding Securities Reflected in Column (a)
Equity compensation approved by security holders:
Restricted stock (1)	583,333	N/A
Equity compensation plans not approved by security holders	N/A	N/A
Total	583,333		1,034,155

(1)
All restricted stock awards consist of unvested shares.

Our 8.625% Fixed-to-Floating Series C Cumulative Redeemable Preferred Stock, or Series C Preferred Stock, is listed on the NYSE and trades under the symbol “ACRPrC.” We have declared and paid the specified quarterly dividend per share of $0.5390625 through January 2023. No dividends are currently in arrears on the Series C Preferred Stock.

In May 2021, and subsequently in June 2021, we issued the 7.875% Series D Cumulative Redeemable Preferred Stock, or Series D Preferred Stock, which is listed on the NYSE and trades under the symbol “ACRPrD.” On October 4, 2021, we and our Manager entered into an Equity Distribution Agreement with JonesTrading Institutional Services LLC, as placement agent, pursuant to which we may issue and sell from time to time up to 2.2 million shares of the Series D Preferred Stock. In December 2021, we issued additional Series D Preferred Stock pursuant to this agreement. We have declared and paid the specified quarterly dividend per share of $0.4921875 through January 2023. No dividends are currently in arrears on the Series D Preferred Stock.

Issuer Purchases of Equity Securities

In March 2016, our Board approved a securities repurchase program. In November 2020, our Board authorized and approved the continued use of our existing share repurchase program in order to repurchase up to $20.0 million of our outstanding shares of common stock. In July 2021, the authorized amount was fully utilized.

In November 2021, our Board authorized and approved the continued use of our existing share repurchase program to repurchase an additional $20.0 million of our outstanding common stock. At December 31, 2022, $7.2 million remains available under this repurchase program.

(Back to Index)

(Back to Index)

The following table presents information about our common stock repurchases made during the year ended December 31, 2022 in accordance with our repurchase program (dollars in thousands, except per share amounts):

	Common Stock
	Total Number of Shares Purchased	Average Price Paid per Share (1)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that may yet be Purchased under the Plans or Programs
January 3, 2022 - January 31, 2022	153,522	$12.53	153,522	$14,409
February 1, 2022 - February 28, 2022	85,777	12.05	85,777	13,377
March 1, 2022 - March 31, 2022	75,253	12.33	75,253	12,450
April 1, 2022 - April 29, 2022	60,410	13.06	60,410	11,662
May 2, 2022 - May 31, 2022	45,743	10.91	45,743	11,164
June 1, 2022 - June 30, 2022	131,577	9.19	131,577	9,957
July 1, 2022 - July 29, 2022	58,719	8.22	58,719	9,476
August 1, 2022 - August 31, 2022	81,586	9.58	81,586	8,696
September 1, 2022 - September 30, 2022	58,122	9.43	58,122	8,149
October 3, 2022 - October 31, 2022	39,057	8.69	39,057	7,810
November 1, 2022 - November 30, 2022	42,940	10.14	42,940	7,376
December 1, 2022 - December 31, 2022	16,272	9.76	16,272	7,217
Total	848,978	$10.75	848,978

(1)
The average price paid per share as reflected above includes broker fees and commissions.

Performance Graph

The following line graph presentation compares cumulative total shareholder returns on our common stock with the Russell 2000 Index and the FTSE NAREIT All REIT Index for the period from December 31, 2017 to December 31, 2022. The graph and table assume that $100 was invested in each of our common stock, the Russell 2000 Index and the FTSE NAREIT All REIT Index on December 31, 2017, and that all dividends were reinvested. This data is furnished by the Research Data Group.

*$100 invested on December 31, 2017 in stock or index, including reinvestment of dividends.

ITEM 6. [RESERVED]

(Back to Index)

(Back to Index)

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with our consolidated financial statements and accompanying notes included in “Item 8. Financial Statements and Supplementary Data” of this annual report on Form 10-K.

We have omitted discussion of the earliest of the three years covered by our consolidated financial statements presented in this report as that disclosure is included in our Annual Report on Form 10-K for the year ended December 31, 2021 filed with the Securities and Exchange Commission (“SEC”) on March 9, 2022. You are encouraged to reference the discussion and analysis of our results of operations for the year ended December 31, 2020 compared to the year ended December 31, 2021 in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” within that report.

Overview

We are a Maryland corporation and an externally managed REIT that is primarily focused on originating, holding and managing commercial real estate (“CRE”) mortgage loans and other commercial real estate-related debt investments. On July 31, 2020, our management contract was acquired from Exantas Capital Manager Inc., a subsidiary of C-III Capital Partners LLC, by ACRES Capital, LLC (our “Manager”), a subsidiary of ACRES Capital Corp. (collectively, “ACRES”), a private commercial real estate lender exclusively dedicated to nationwide middle market CRE lending with a focus on multifamily, student housing, hospitality, office and industrial in top United States (“U.S.”) markets (the “ACRES acquisition”). Our Manager draws upon the management team of ACRES and its collective investment experience to provide its services. Our objective is to provide our stockholders with total returns over time, including quarterly distributions and capital appreciation, while seeking to manage the risks associated with our investment strategies as well as to maximize long-term stockholder value by maintaining stability through our available liquidity and diversified CRE loan portfolio.

An important aspect of the ACRES acquisition was that it delivered operational liquidity in order to mitigate additional potential margin call risk as a result of the market volatility that was created by the COVID-19 pandemic (see below), which allowed us to focus on asset management within the portfolio in efforts to restart loan originations and underwriting. Our Manager has and expects to continue to leverage the complementary nature of our lending platforms, its experience and its network of relationships to enhance our new business loan pipeline. Additionally, our Manager continuously monitors for new capital opportunities and executes on agreements that enhance our returns.

In December 2019, COVID-19 was identified. The resulting spread of COVID-19 throughout the globe led the World Health Organization to designate COVID-19 as a pandemic and numerous countries, including the U.S, to declare national emergencies. Many countries responded to the initial and ensuing outbreaks of COVID-19 by instituting quarantines and restrictions on travel and limiting operations of non-essential offices and retail centers, which resulted in the closure or remote operation of non-essential businesses, increased rates of unemployment and market disruption in connection with the economic uncertainty. The aforementioned quarantines and travel restrictions contributed significantly to economic disruptions across the country that directly impacted our borrowers and their ability to pay and to stay current with their debt obligations in 2020 and 2021, causing significant increases in our provisions for credit losses. During the height of the pandemic, we used a variety of legal and structural options to manage credit risk effectively, including through forbearance and extension provisions or other agreements.

Due in large part to the development and distribution of vaccines and other treatments, the U.S. and other countries around the world have eased or removed restrictions entirely, financial markets are more liquid, collateral performance has improved and unemployment rates have stabilized to some degree; as such, at December 31, 2022, we have substantially reversed provisions for credit losses related to macroeconomic factors impacted by COVID-19. For additional discussion with respect to the potential impact of COVID-19 on our liquidity and capital resources, see “Liquidity and Capital Resources.”

Currently, domestic and global markets are grappling with managing rising inflation rates, supply chain disruptions and energy market dislocations. These additional market pressures are manifesting themselves in higher consumer prices and have led domestic and global monetary policy makers to raise historically low short-term interest rates at rates much faster than originally anticipated by domestic and global financial markets in hopes of containing inflation and staving off or tempering an economic recession. The U.S. Federal Reserve has raised the Federal Funds rate by 4.25% in seven rate hikes between March 2022 and December 2022 to combat inflation, and more rate hikes are expected in the near future. These increases in the cost of capital and goods are expected to cause short-term dislocations in various investment and financing markets in which we participate as we and other market participants adjust to the new financing environment.

We continuously monitor the effects of domestic and global events, including but not limited to the current and expected impacts of inflation, labor shortages, supply chain matters and rising interest rates, on our operations and financial position to ensure

(Back to Index)

(Back to Index)

that we remain responsive and adaptable to the dynamic changes in our operating environment. However, it is inherently difficult to accurately assess the continuing impact of domestic or global macroeconomic events on our revenues, profitability and financial position. In response, we continue to actively and responsibly manage corporate liquidity and operations in light of changing macroeconomic circumstances, and our Manager continuously monitors for new capital opportunities and executes on agreements that are expected to enhance our returns.

During the year ended December 31, 2021, we issued 4,600,000 shares of new 7.875% Series D Cumulative Redeemable Preferred Stock (“Series D Preferred Stock”) for net proceeds of $110.4 million, which includes the underwriting discounts and offering costs. In October 2021, we and our Manager entered into an Equity Distribution Agreement (the “Preferred ATM Agreement”) with JonesTrading Institutional Services LLC, as placement agent (“JonesTrading”), pursuant to which we may issue and sell from time to time up to 2.2 million shares of the Series D Preferred Stock. During the year ended December 31, 2021, we received net proceeds of $194,000 from the issuance of 7,857 shares of Series D Preferred Stock governed by the Preferred ATM Agreement. During the year ended December 31, 2022, the Company did not issue any Series D Preferred Stock through this agreement.

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

In February 2022, we repurchased $39.8 million par value of our 4.50% Convertible Senior Notes. In conjunction with the repurchase, we accelerated $460,000 of the convertible note discount, which was recorded as an extinguishment of debt cost, and $114,000 of deferred debt issuance costs, which were recorded in interest expense. In August 2022, the remaining $48.2 million of outstanding 4.50% Convertible Senior Notes were paid off upon maturity at par.

The remaining proceeds from these transactions are intended to be used for loan originations and for general corporate purposes in order to improve and grow book value and earnings.

We target originating transitional floating-rate CRE loans between $10.0 million and $100.0 million. In March 2020, due to the market disruptions caused by the COVID-19 pandemic, we halted loan originations to manage our liquidity. In conjunction with the capital commitments secured through the ACRES acquisition, we resumed originating floating-rate CRE loans in November 2020. During the year ended December 31, 2022, we originated 19 floating-rate CRE whole loans with total commitments of $610.8 million. Loan payoffs during the year ended December 31, 2022 were $399.6 million and net unfunded commitments were $21.2 million, producing a net increase to the portfolio of $190.0 million.

Our CRE loan portfolio, which had a $2.0 billion and $1.9 billion carrying value at December 31, 2022 and 2021, respectively, comprised:

•
First mortgage loans, which we refer to as whole loans. These loans are typically secured by first liens on CRE property, including the following property types: multifamily, office, hotel, self-storage, retail, student housing, manufactured housing, industrial, healthcare and mixed-use. At December 31, 2022 and 2021, our whole loans had a carrying value of $2.0 billion and $1.9 billion, respectively, or 100.0% and 99.8%, respectively, of the CRE loan portfolio.
•
Mezzanine debt that is senior to borrower’s equity but is subordinated to other third-party debt. These loans are subordinated CRE loans, usually secured by a pledge of the borrower’s equity ownership in the entity that owns the property or by a second lien mortgage on the property. At December 31, 2021, our mezzanine loans had a carrying value of $4.4 million, or 0.2%, of the CRE loan portfolio. At December 31, 2022, our mezzanine loans had no carrying value.
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

(Back to Index)

(Back to Index)

While the CRE whole loans included in the CRE loan portfolio are substantially composed of floating-rate loans benchmarked to market rates including the London Interbank Offered Rate (“LIBOR”) and the Secured Overnight Financing Rate (“SOFR”), asset yields are protected through the use of benchmark floors and minimum interest periods that typically range from 12 to 18 months at the time of a loan’s origination. Our benchmark floors provide asset yield protection when the benchmark interest rate falls below an in-place benchmark floor. Our net investment returns are enhanced by a decline in the cost of our floating-rate liabilities that do not have benchmark floors. Our net investment returns will be negatively impacted by the rising cost of our floating-rate liabilities that do not have floors until the benchmark interest rate is above the benchmark floor, at which point our floating-rate loans and floating-rate liabilities will be match funded, effectively locking in our net interest margin until the benchmark floor rate is activated again or the floating-rate loan is paid off or refinanced.

In a business environment where benchmark interest rates are increasing significantly, cash flows of the CRE assets underlying our loans may not be sufficient to pay debt service on our loans, which could result in non-performance or default. We partially mitigate this risk by generally requiring our borrowers to purchase interest rate cap agreements with non-affiliated, well-capitalized third parties and by selectively requiring our borrowers to have and maintain debt service reserves. These interest rate caps generally mature prior to the maturity date of the loan and the borrowers are required to pay to extend them. In most cases the sponsors will need to fund additional equity into the properties to cover these costs as the property may not generate sufficient cash flow to pay these costs. At December 31, 2022, 88.8% of the par value of our CRE loan portfolio had interest rate caps in place with a weighted-average maturity of 1.1 years.

At December 31, 2022, our par-value $2.1 billion floating-rate CRE loan portfolio, which includes one whole loan without a benchmark floor, had a weighted average benchmark floor of 0.68%. At December 31, 2021, our par-value $1.9 billion floating rate CRE loan portfolio, which includes one whole loan without a benchmark floor, had a weighted average benchmark floor of 0.75%. The decrease in the weighted average benchmark floor was a result of older CRE floating-rate loans with higher floors paying off and being replaced with newer loans with lower floors. With the trend of rising benchmark interest rates in 2022 (both LIBOR and SOFR), we have seen the coupons on all of our floating-rate assets and debt rise accordingly. Because we have equity invested in each floating-rate loan, and because in all instances the benchmark interest rates are above our loan floors, the rise in interest rates expected by the market will result in an increase in our net interest income. See “Interest Rate Risk” in “Item 7A: Quantitative and Qualitative Disclosures About Market Risk.”

(Back to Index)

(Back to Index)

Our portfolio comprises loans with a diverse array of collateral types and locations. We increased our multifamily portfolio allocation to 75.2% at December 31, 2022 up from 69.7% at December 31, 2021. The following charts show our portfolio allocation by property type at December 31, 2022 and 2021:

PROPERTY TYPE AT DECEMBER 31, 2021

Office 14.4%
Hotel 9.5%
Self-Storage 3.0%
Manufactured housing 0.8%
Retail 2.6%
Multifamily 69.7%

Our properties are located throughout the U.S., with two and one National Council of Real Estate Investment Fiduciaries (“NCREIF”) regions in excess of 20% of the total portfolio carrying value at December 31, 2022 and 2021, respectively. At December 31, 2022, the Southwest and Southeast regions were in excess of 20%. At December 31, 2021, the Southeast region exceeded 20%. The following charts shows our portfolio allocation by property type at December 31, 2022 and 2021:

(Back to Index)

(Back to Index)

GEOGRAPHIC AREA AT DECEMBER 31, 2021

Pacific
11.6%
Mountain
13.9%
West North
Central
2.7%
East North Central
2.9%
Southwest
18.4%
Southeast
28.4%
Northeast
6.9%
Mid Atlantic
15.2%

All but three of our loans were current on contractual payments at December 31, 2022. Each of these three loans, which were in maturity default, had recent appraisals in excess of their par balances and, as such, did not require individual reserves for current expected credit losses (“CECL”). Additionally, we have executed extensions on eight loans at a weighted average extension of four months in exchange for $690,000 of fees during the year ended December 31, 2022.

During the year ended December 31, 2022, we acquired properties with a total fair value of $51.6 million through direct equity investments. In July 2022, we acquired one property for $14.3 million by taking the deed-in-lieu of foreclosure on a property that formerly collateralized a non-performing CRE whole loan and reported this property as held for sale at December 31, 2022 and was sold for $15.1 million. We expect to book a nominal gain in February 2023. During the year ended December 31, 2021, we acquired properties with a total fair value of $46.4 million through direct equity investments and taking the deed-in-lieu of foreclosure on a property that formerly collateralized a non-performing CRE whole loan.

The existence of net capital loss carryforwards allow for potential future capital gains on these investments to be shielded from income taxes. At December 31, 2022 and 2021, the total carrying value of our net real estate-related assets and liabilities was $138.9 million and $83.3 million, respectively, on six and four properties, respectively, owned.

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

Our asset-specific borrowings comprised CRE debt securitizations, term warehouse financing facilities and our senior secured financing facility. In May 2021, we closed ACRES Commercial Realty 2021-FL1 Issuer, Ltd. (“ACR 2021-FL1”), a new CRE debt securitization financing $802.6 million of CRE loans with $675.2 million of non-recourse, floating-rate notes at a weighted average cost of one-month LIBOR plus 1.49%. Simultaneously, we executed the optional redemption on Exantas Capital Corp. 2019-RSO7, Ltd. (“XAN 2019-RSO7”) and paid off the remaining notes. In December 2021, we closed ACRES Commercial Realty 2021-FL2 Issuer, Ltd. (“ACR 2021-FL2”), a new CRE debt securitization financing $700.0 million of CRE loans with $567.0 million of non-recourse, floating-rate notes at a weighted average cost of one-month LIBOR plus 1.80%. Each of these 2021 CLOs provides for a two-year reinvestment period that allows us to reinvest CRE loan payoffs and principal paydown proceeds into the securitizations, pending certain eligibility criteria are met and rating agency approval is obtained. The reinvestment feature of the securitizations will allow us to extend the securitizations’ financing lives at favorable interest rates through the reinvestment of loan payoff proceeds into new loans.

In February 2022 and March 2022, we exercised the optional redemptions of Exantas Capital Corp. 2020-RSO8, Ltd. (“XAN 2020-RSO8”) and Exantas Capital Corp. 2020-RSO9, Ltd. (“XAN 2020-RSO9”), respectively, and all of the outstanding senior notes were paid off from the sales proceeds of certain of the securitizations’ assets.

At December 31, 2022 and 2021, we had outstanding balances on our CRE loan term warehouse financing facilities of $328.3 million and $66.8 million, respectively, or 17.6% and 3.7%, respectively, of total outstanding borrowings. At December 31, 2022 and 2021, we had outstanding balances of $1.2 billion and $1.5 billion, respectively, on CRE debt securitizations, or 66.1% and 80.8%, respectively, of total outstanding borrowings. At December 31, 2022, we had outstanding borrowings on our senior secured financing facility of $87.9 million, or 4.7% of total outstanding borrowings. At December 31, 2021, we had no outstanding borrowings on our senior secured financing facility.

In January 2020, we adopted updated accounting guidance that replaced the incurred loss approach with the CECL model for the determination of our allowance for loan losses. We reevaluate our CECL allowance quarterly, incorporating our current expectations of macroeconomic factors considered in the determination of our CECL reserves. The CECL model projected significantly increased expected credit losses during the year ended December 31, 2020 of $34.3 million in connection with the adverse market conditions caused by the COVID-19 pandemic.

During the year ended December 31, 2021, we recorded a net reversal of credit losses, which reflected improvements in macroeconomic conditions, improved collateral operating performance and improvements in individually-evaluated loans. At December 31, 2021, the CECL allowance on our CRE loan portfolio was $8.8 million or 0.5% of our $1.9 billion loan portfolio.

During the year ended December 31, 2022, we recorded a provision of credit losses, which reflected changes in macroeconomic conditions and a specific, full reserve on one mezzanine loan with a par value of $4.7 million. At December 31, 2022, the CECL allowance on our CRE loan portfolio was $18.8 million or 0.9% of our $2.1 billion loan portfolio.

During the year ended December 31, 2022, we recorded charge-offs of $2.3 million primarily attributable to the January 2022 repayment of a CRE loan with a $2.3 million allowance.

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

We historically used derivative financial instruments, including interest rate swaps, to hedge a portion of the interest rate risk associated with our borrowings. In April 2020, we terminated all interest rate hedges in conjunction with the disposition of our financed commercial mortgage-backed securities (“CMBS”) portfolio. At December 31, 2022 and 2021, we had unrealized losses in connection with the terminated hedges of $6.6 million and $8.5 million, respectively, which will be amortized into interest expense over the remaining life of the debt. During the year ended December 31, 2022 and 2021, we recognized amortization expense on these terminated contracts of $1.8 million and $1.9 million, respectively.

Common stock book value was $24.54 per share at December 31, 2022, a $0.67 per share, or 3%, increase from December 31, 2021.

(Back to Index)

(Back to Index)

Impact of Reference Rate Reform

As discussed in the “Overview” section above, our CRE whole loans and our asset-specific borrowings are primarily benchmarked to one-month LIBOR and one-month Term SOFR. In March 2021, the United Kingdom’s Financial Conduct Authority announced that it would cease publication of the one-week and two-month USD LIBOR immediately after December 31, 2021 and cease publication of the remaining tenors immediately after June 30, 2023. In July 2021, the U.S. Federal Reserve, in conjunction with the Alternative Reference Rates Committee, a steering committee comprising large U.S. financial institutions, has identified SOFR as its preferred alternative rate for LIBOR.

All variable rate loans originated by us beginning January 1, 2022 have been benchmarked to SOFR. Additionally, all of our floating-rate whole loans contain provisions that provide for the transition of the contractual benchmark interest rate to an alternative rate. At December 31, 2022, our loan portfolio had a carrying value of $2.0 billion of floating rate loans, 68.3% or $1.4 billion of which have interest rates tied to LIBOR and 31.7% or $646.2 million of which have interest rates tied to SOFR.

In September 2021 and January 2022, the term warehouse financing facilities with JPMorgan Chase Bank, N.A. (“JPMorgan Chase”) and Morgan Stanley Mortgage Capital Holdings LLC (“Morgan Stanley”), respectively, were amended to allow for the transition to alternative rates, including rates tied to SOFR, subject to benchmark transition events. Additionally, during the year ended December 31, 2022, we entered into a loan agreement to finance the acquisition of a student housing complex, which uses SOFR as its benchmark interest rate. At December 31, 2022, we had $1.7 billion of floating rate borrowings, 75.8% or $1.3 billion of which have interest rates tied to LIBOR and 24.2% or $419.2 million of which have interest rates tied to SOFR.

We expect to complete the process of converting our LIBOR-based loans and borrowings to an applicable benchmark interest rate during 2023.

The transition from LIBOR to SOFR or to another alternative rate may result in financial market disruptions and significant increases in benchmark interest rates, resulting in increased financing costs to us, any of which could have an adverse effect on our business, results of operations, financial condition, and the market price of our common stock. See “Part I. Item 1A. Risk Factors - Changes in the method for determining the benchmark rate (LIBOR or a replacement of LIBOR) may adversely affect the value of our loans, investments and borrowings and could affect our results of operations” for additional discussion on the risk related to ongoing reference rate reform.

Results of Operations

Our net loss allocable to common shares for the year ended December 31, 2022 was $8.8 million, or $(1.00) per share-basic ($(1.00) per share-diluted), as compared to net income allocable to common shares of $18.0 million, or $1.85 per share-basic ($1.85 per share-diluted), for the year ended December 31, 2021.

(Back to Index)

(Back to Index)

Net Interest Income

The following table analyzes the change in interest income and interest expense for the comparative years ended December 31, 2022 and 2021 by changes in volume and changes in rates. The changes attributable to the combined changes in volume and rate have been allocated proportionately, based on absolute values, to the changes due to volume and changes due to rates (dollars in thousands, except amounts in footnotes):

	Year Ended December 31, 2022 Compared to Year Ended December 31, 2021
			Due to Changes in
	Net Change	Percent Change (1)	Volume	Rate
Increase (decrease) in interest income:
CRE whole loans (2)	$26,751	27%	$15,498	$11,253
Legacy CRE loan (2)(3)	(608)	(95)%	(670)	62
CRE preferred equity investments (2)	(1,378)	(100)%	(1,378)	—
CMBS	(161)	(100)%	(161)	—
Other	638	658%	638	—
Total increase in interest income	25,242	25%	13,927	11,315

Increase (decrease) in interest expense:
Securitized borrowings: (4)
XAN 2019-RSO7 Senior Notes	(5,172)	(100)%	(5,172)	—
XAN 2020-RSO8 Senior Notes	(6,989)	(85)%	(7,380)	391
XAN 2020-RSO9 Senior Notes	(8,280)	(90)%	(8,550)	270
ACR 2021-FL1 Senior Notes	15,511	196%	4,932	10,579
ACR 2021-FL2 Senior Notes	21,388	6,146%	20,723	665
Senior secured financing facility	(165)	(4)%	(204)	39
CRE - term warehouse financing facilities (4)	8,467	148%	4,757	3,710
4.50% Convertible Senior Notes (4)	(6,595)	(71)%	(6,595)	—
5.75% Senior Unsecured Notes (4)	5,771	167%	5,771	—
12.00% Senior Unsecured Notes (4)	(3,934)	(93)%	(3,934)	—
Unsecured junior subordinated debentures	865	40%	—	865
Hedging (4)	(118)	(6)%	(118)	—
Total increase (decrease) in interest expense	20,749	34%	4,230	16,519
Net increase (decrease) in net interest income	$4,493		$9,697	$(5,204)

(1)
Percent change is calculated as the net change divided by the respective interest income or interest expense for the year ended December 31, 2021.
(2)
Includes decreases in fee income of $2.0 million and $73,000 recognized on our CRE whole loans and legacy CRE loan, respectively, and an increase of $64,000 on our preferred equity investments, that were due to changes in volume.
(3)
Includes the change in interest income recognized on one legacy CRE loan with an amortized cost of $11.5 million at December 31, 2021 classified as a CRE loan on the consolidated balance sheets. The loan paid off in January 2022.
(4)
Includes decreases in amortization expense of $6.6 million, $2.6 million, $153,000 and $118,000 on our securitized borrowings, 4.50% Convertible Senior Notes, 12.00% Senior Unsecured Notes and terminated interest rate swap agreements, respectively, and increases in amortization expense of $186,000 and $380,000 on our CRE - term warehouse financing facilities and 5.75% Senior Unsecured Notes, respectively, that were due to changes in volume.

Net Change in Interest Income for the Comparative Years Ended December 31, 2022 and 2021:

Aggregate interest income increased by $25.2 million for the comparative years ended December 31, 2022 and 2021. We attribute the change to the following:

CRE whole loans. The increase of $26.8 million for the comparative years ended December 31, 2022 and 2021 was primarily attributable to a net increase in the size of the total loan portfolio over the comparative periods as well as an increase in benchmark interest rates.

Legacy CRE loan. The decrease of $608,000 for the comparative years ended December 31, 2022 and 2021 was primarily attributable to the payoff of our one remaining legacy CRE whole loan in January 2022.

CRE preferred equity investments. The decrease of $1.4 million for the comparative years ended December 31, 2022 and 2021 was attributable to the payoffs of the preferred equity investments in March 2021 and April 2021.

(Back to Index)

(Back to Index)

CMBS. The decrease of $161,000 for the comparative years ended December 31, 2022 and 2021 was attributable to the disposition of our two remaining CMBS securities in March 2021.

Other. The increase of $638,000 for the comparative years ended December 31, 2022 and 2021 was primarily attributable to an increase in yields on our interest earning money market accounts and restricted cash in our CRE securitizations.

Net Change in Interest Expense for the Comparative Years Ended December 31, 2022 and 2021:

Aggregate interest expense increased by $20.7 million for the comparative years ended December 31, 2022 and 2021. We attribute the change to the following:

Securitized borrowings. The net increase of $16.5 million for the comparative years ended December 31, 2022 and 2021 was primarily attributable to the issuance of ACR 2021-FL1 in May 2021 and ACR 2021-FL2 in December 2021 and an increase in benchmark interest rates over the comparative periods. These increases were partially offset by the liquidations of XAN 2019-RSO7, XAN 2020-RSO8 and XAN 2020-RSO9.

CRE - term warehouse financing facilities. The increase of $8.5 million for the comparative years ended December 31, 2022 and 2021 was primarily attributable to increased utilization of the facilities over the comparative periods as well as an increase in benchmark interest rates.

4.5% Convertible Senior Notes. The decrease of $6.6 million is primarily attributable to the redemption of the remaining $88.0 million of these notes during the year ended December 31, 2022.

5.75% Senior Unsecured Notes. The increase of $5.8 million for the comparative years ended December 31, 2022 and 2021 was attributable to the issuance of our 5.75% Senior Unsecured Notes in August 2021.

12.00% Senior Unsecured Notes. The decrease of $3.9 million for the comparative years ended December 31, 2022 and 2021 was attributable to the redemption of the entire outstanding balance of our 12.00% Senior Unsecured Notes in August 2021.

Unsecured junior subordinated debentures. The increase of $865,000 for the comparative years ended December 31, 2022 and 2021 was attributable to an increase in the benchmark interest rate for our unsecured junior subordinated debentures over the comparative periods.

(Back to Index)

(Back to Index)

Average Net Yield and Average Cost of Funds:

The following table presents the average net yield and average cost of funds for the years ended December 31, 2022 and 2021 (dollars in thousands, except amounts in footnotes):

	Year Ended December 31, 2022			Year Ended December 31, 2021
	Average Amortized Cost	Interest Income (Expense)	Average Net Yield (Cost of Funds) (1)	Average Amortized Cost	Interest Income (Expense)	Average Net Yield (Cost of Funds) (1)
Interest-earning assets
CRE whole loans, floating-rate (2)	$2,000,737	$125,035	6.25%	$1,650,512	$98,284	5.95%
Legacy CRE loan (2)	158	29	18.08%	11,516	637	5.53%
CRE mezzanine loan	4,700	475	9.96%	4,700	475	9.96%
CRE preferred equity investments (2)	—	—	—%	8,202	1,378	16.80%
CMBS	—	—	—%	4,196	161	3.90%
Other	85,729	735	0.86%	96,264	97	0.10%
Total interest income/average net yield	2,091,324	126,274	6.04%	1,775,390	101,032	5.69%
Interest-bearing liabilities
Collateralized by:
CRE whole loans (3)	1,578,403	(65,356)	(4.09)%	1,217,251	(40,596)	(3.24)%
General corporate debt:
Unsecured junior subordinated debentures	51,548	(3,020)	(5.78)%	51,548	(2,155)	(4.12)%
4.50% Convertible Senior Notes (4)	34,252	(2,690)	(7.75)%	120,276	(9,285)	(7.61)%
5.75% Senior Unsecured Notes (5)	147,209	(9,219)	(6.26)%	55,513	(3,448)	(6.21)%
12.00% Senior Unsecured Notes (6)(7)	—	(306)	—%	29,551	(4,240)	(14.35)%
Hedging (8)	—	(1,733)	—%	—	(1,851)	—%
Total interest expense/average cost of funds	1,811,412	(82,324)	(4.38)%	1,474,139	(61,575)	(3.96)%
Total net interest income		$43,950			$39,457

(1)
Average net yield includes net amortization/accretion and fee income and is computed based on average amortized cost.
(2)
Includes fee income of $9.4 million recognized on our floating-rate CRE whole loans for the year ended December 31, 2022 and $11.4 million and $73,000 on our floating-rate CRE whole loans and legacy CRE loan, respectively, for the year ended December 31, 2021. During the year ended December 31, 2021, net amortization expense of $64,000 was recorded on the preferred equity investments in connection with their payoffs.
(3)
Includes amortization expense of $6.6 million and $13.1 million for the years ended December 31, 2022 and 2021, respectively, on our interest-bearing liabilities collateralized by CRE whole loans.
(4)
Includes aggregated amortization expense of $1.1 million and $3.7 million for the years ended December 31, 2022 and 2021, respectively, on our 4.50% Convertible Senior Notes. The amortization expense for the year ended December 31, 2021 included $304,000 of acceleration of deferred debt issuance costs in connection with the repurchase of $55.7 million principal amount of 4.50% Convertible Senior Notes during the period.
(5)
Includes amortization expense of $594,000 and $214,000 for the years ended December 31, 2022 and 2021, respectively, on our 5.75% Senior Unsecured Notes.
(6)
Includes amortization expense of $306,000 and $459,000 for the years ended December 31, 2022 and 2021, respectively, on our 12.00% Senior Unsecured Notes. The amortization expense for the year ended December 31, 2021 included $218,000 of acceleration of deferred debt issuance costs in connection with the redemption of all $50.0 million principal amount of 12.00% Senior Unsecured Notes during the period.
(7)
The outstanding par balance of our 12.00% Senior Unsecured Notes was redeemed in full in August 2021. At any time and from time to time prior to July 31, 2022, we were permitted to elect to issue up to $75.0 million of principal of additional notes. The interest expense incurred during the year ended December 31, 2022 composed of amortization of deferred debt issuance costs on the remaining availability.
(8)
Includes net amortization expense of $1.7 million and $1.9 million for the years ended December 31, 2022 and 2021, respectively, on 22 terminated interest rate swap agreements that were in net loss positions at the time of termination. The remaining net losses, reported in accumulated other comprehensive loss on the consolidated balance sheets, will be amortized as an expense over the remaining life of the debt.

Real Estate Income and Other Revenue

The following table sets forth information relating to our real estate income and other revenue for the comparative years ended December 31, 2022 and 2021 (dollars in thousands):

	Years Ended December 31,
	2022	2021	Dollar Change	Percent Change
Real estate income and other revenue:
Real estate income	$31,129	$10,553	$20,576	195%
Other revenue	91	65	26	40%
Total	$31,220	$10,618	$20,602	194%

(Back to Index)

(Back to Index)

Aggregate real estate income and other revenue increased by $20.6 million for the comparative years ended December 31, 2022 and 2021. We attribute the changes to the acquisition of two revenue-generating properties in the fourth quarter of 2021 and two additional revenue-generating properties in the second quarter of 2022. Real estate income at our hotel property acquired in 2020 additionally benefited from increased personal and business travel resulting from lifted COVID-19 restrictions that occurred late in the spring of 2022. Additionally, we received a deed in lieu of foreclosure in the third quarter of 2022 on a hotel property that has been revenue generating since the deed was received.

Operating Expenses

Year Ended December 31, 2022 as compared to the Year Ended December 31, 2021

The following table sets forth information relating to our operating expenses for the years presented (dollars in thousands):

	Years Ended December 31,
	2022	2021	Dollar Change	Percent Change
Operating expenses:
General and administrative	$10,575	$11,602	$(1,027)	(9)%
Real estate expenses	33,854	10,601	23,253	219%
Management fees - related party	7,035	6,089	946	16%
Equity compensation - related party	3,562	1,722	1,840	107%
Corporate depreciation and amortization	85	94	(9)	(10)%
Provision for (reversal of) credit losses, net	12,295	(21,262)	33,557	158%
Total	$67,406	$8,846	$58,560	662%

Aggregate operating expenses increased by $58.6 million for the comparative years ended December 31, 2022 and 2021. We attribute the changes to the following:

General and administrative. General and administrative expenses decreased by $1.0 million for the comparative years ended December 31, 2022 and 2021. The following table summarizes the information relating to our general and administrative expenses for the years presented (dollars in thousands):

	Years Ended December 31,
	2022	2021	Dollar Change	Percent Change
General and administrative
Professional services	$5,464	$5,872	$(408)	(7)%
D&O insurance	1,380	1,395	(15)	(1)%
Wages and benefits	1,227	1,598	(371)	(23)%
Operating expenses	867	1,172	(305)	(26)%
Director fees	825	709	116	16%
Dues and subscriptions	755	756	(1)	(0)%
Travel	49	31	18	58%
Tax penalties, interest & franchise tax	8	69	(61)	(88)%
Total	$10,575	$11,602	$(1,027)	(9)%

The decrease in general and administrative expenses for the comparative years ended December 31, 2022 and 2021 was primarily attributable to a decrease in professional services, wages and benefits and operating expenses reimbursable to the Manager.

Real estate expenses. The increase of $23.3 million for the comparative years ended December 31, 2022 and 2021 was primarily attributable to the acquisition of two properties, a hotel and a student housing complex, in April 2022, as well as the acquisition of two office properties in October 2021. The increase was also attributable to increased operating expenses incurred on a hotel property acquired in November 2020 due to growth in its operations in the current year and due to the incremental operating expenses incurred on a hotel property on which we received the deed-in-lieu of foreclosure in July 2022.

(Back to Index)

(Back to Index)

Management fees - related party. The increase of $946,000 for the comparative years ended December 31, 2022 and 2021 was primarily attributable to an increase in our base management fees during the year ended December 31, 2022. As of July 31, 2020, as part of the Fourth Amended and Restated Management Agreement, as amended (“Management Agreement”), the monthly base management fee payable to our Manager was amended to be the greater of 1/12th of the amount of our equity multiplied by 1.50% or $442,000 through July 31, 2022. In June 2021, the base management fee calculation exceeded the $442,000 for the first time since the execution of the Management Agreement in connection with the issuance of the 7.875% Series D Cumulative Redeemable Preferred Stock (“Series D Preferred Stock”). As a result, the management fees incurred during the year ended December 31, 2022 were greater than those incurred during the year ended December 31, 2021.

The increase in management fees - related party is also attributable to a $340,000 incentive management fee to the Manager recorded in the fourth quarter of 2022, of which $170,000 was payable in cash and $170,000 was payable in common stock. Per the Management Agreement, with respect to each fiscal quarter commencing with the quarter ended December 31, 2022, an incentive management fee calculated and payable in arrears in an amount, not less than zero, equal to, for the first full calendar quarter ended December 31, 2022, the product of (a) 20% and (b) the excess of (i) our EAD for such calendar quarter, over (ii) the product of (A) our book value equity as of the end of such calendar quarter, and (B) 7% per annum.

Equity compensation. The increase of $1.8 million for the comparative years ended December 31, 2022 and 2021 was primarily attributable to shares granted in the second quarter 2022 and the second quarter 2021 under our Manager Incentive Plan, which will vest 25% for four years, on each anniversary of the issuance date.

Provision for (reversal of) credit losses, net. The provision for credit losses of $12.3 million for the year ended December 31, 2022 was primarily attributable to a general decline in macroeconomic conditions and one specific, full reserve for our remaining mezzanine loan with a par value of $4.7 million. The reversal of credit losses of $21.3 million for the year ended December 31, 2021 was attributable to overall, general improvements in expected macroeconomic conditions at the time and improvements in property-level operations on loan collateral at that time.

Other Income (Expense)

Year Ended December 31, 2022 as compared to Year Ended December 31, 2021

The following table sets forth information relating to our other income (expense) for the years presented (dollars in thousands):

	Years Ended December 31,
	2022	2021	Dollar Change	Percent Change
Other income (expense):
Net realized and unrealized gain on investment securities available-for-sale and loans and derivatives	$—	$878	$(878)	(100)%
Loss on extinguishment of debt	(460)	(9,006)	8,546	(95)%
Gain on sale of real estate	1,870	—	1,870	100%
Other income	1,588	822	766	93%
Total	$2,998	$(7,306)	$10,304	(141)%

Aggregate other income (expense) increased $10.3 million for the comparative years ended December 31, 2022 and 2021. We attribute the change to the following:

Net realized and unrealized (loss) gain on investment securities available-for-sale and loans and derivatives. The decrease of $878,000 for the year ended December 31, 2022 was attributable to the sale of our two remaining CMBS securities for proceeds of $3.0 million, which generated non-recurring gains of $878,000 in March 2021.

Loss on extinguishment of debt. The increase of $8.5 million for the comparative years ended December 31, 2022 and 2021 was attributable to the full redemption of our 12.00% Senior Unsecured Notes in the third quarter of 2021, which resulted in $7.8 million of losses, and the partial repurchase of our 4.50% Convertible Senior Notes in February 2022, which resulted in $460,000 of non-cash losses in connection with the acceleration of the ratable market discount.

Gain on sale of real estate. The increase of $1.9 million during the year ended December 31, 2022 was attributed to the sale of an office property in the East North Central Region that generated $1.9 million of non-recurring gains.

(Back to Index)

(Back to Index)

Other Income. The increase of $766,000 during the comparative years ended December 31, 2022 and 2021 was primarily attributable to a loan recovery received during the year ended December 31, 2022 on a middle market loan that was previously charged off. In addition, a reversal of previously accrued property taxes and other trade payables that were considered settled upon final payments to the buyer occurred to generate income of $361,000.

Financial Condition

Summary

Our total assets were $2.4 billion at December 31, 2022 as compared to $2.3 billion at December 31, 2021.

Investment Portfolio

The tables below summarize the amortized cost and net carrying amount of our investment portfolio, classified by asset type, at December 31, 2022 and 2021 as follows (dollars in thousands, except amounts in footnotes):

At December 31, 2022	Amortized Cost	Net Carrying Amount (1)	Percent of Portfolio	Weighted Average Coupon
Loans held for investment:
CRE whole loans, floating-rate	$2,052,890	$2,038,787	93.56%	7.99%
CRE mezzanine loan	4,700	—	0.00%	10.00%
	2,057,590	2,038,787	93.56%
Other investments:
Investments in unconsolidated entities	1,548	1,548	0.07%	N/A (4)
Investments in real estate (2)	88,132	88,132	4.04%	N/A (4)
Properties held for sale (3)	50,744	50,744	2.33%	N/A (4)
	140,424	140,424	6.44%

Total investment portfolio	$2,198,014	$2,179,211	100.00%

At December 31, 2021	Amortized Cost	Net Carrying Amount (1)	Percent of Portfolio	Weighted Average Coupon
Loans held for investment:
CRE whole loans, floating-rate (5)	$1,877,851	$1,869,301	95.44%	4.43%
CRE mezzanine loan	4,700	4,445	0.23%	10.00%
	1,882,551	1,873,746	95.67%
Other investments:
Investments in unconsolidated entities	1,548	1,548	0.08%	N/A (4)
Investments in real estate (2)	65,465	65,465	3.34%	N/A (4)
Property held for sale (3)	17,846	17,846	0.91%	N/A (4)
	84,859	84,859	4.33%
Total investment portfolio	$1,967,410	$1,958,605	100.00%

(1)
Net carrying amount includes an allowance for credit losses of $18.8 million and $8.8 million at December 31, 2022 and 2021, respectively.
(2)
Includes real estate related right of use assets of $19.5 million and $5.5 million, intangible assets of $8.9 million and $3.9 million, lease liabilities of $42.9 million and $3.1 million and other liabilities of $64,000 and $169,000 at December 31, 2022 and 2021, respectively. Also includes a mortgage payable of $18.2 million at December 31, 2022. There was no mortgage payable at December 31, 2021.
(3)
Includes property held for sale-related liabilities of $3.0 million at December 31, 2022. There were no property held for sale-related liabilities at December 31, 2021.
(4)
There were no stated rates associated with these investments.
(5)
Includes one legacy CRE loan, underwritten prior to 2010, with an amortized cost of $11.5 million at December 31, 2021, that paid off in January 2022.

CRE loans. During the year ended December 31, 2022, we originated $610.8 million of floating-rate CRE whole loan commitments (of which $87.6 million was unfunded loan commitments), funded $66.4 million of previously unfunded loan commitments and received $399.6 million in proceeds from loan payoffs and paydowns.

(Back to Index)

(Back to Index)

The following is a summary of our loans at December 31, 2022 and 2021 (dollars in thousands, except amounts in footnotes):

Description	Quantity	Principal	Unamortized (Discount) Premium, net (1)	Amortized Cost	Allowance for Credit Losses	Carrying Value	Contractual Interest Rates (2)	Maturity Dates (3)(4)
At December 31, 2022:
CRE loans held for investment:
Whole loans (5)(6)	81	$2,065,504	$(12,614)	$2,052,890	$(14,103)	$2,038,787	1M BR plus 2.85% to 1M BR plus 8.50%	January 2023 to July 2026
Mezzanine loan (5)	1	4,700	—	4,700	(4,700)	—	10.00%	June 2028
Total CRE loans held for investment		$2,070,204	$(12,614)	$2,057,590	$(18,803)	$2,038,787

At December 31, 2021:
CRE loans held for investment:
Whole loans (5)(6)	93	$1,891,795	$(13,944)	$1,877,851	$(8,550)	$1,869,301	1M BR plus 2.70% to 1M BR plus 8.50%	January 2022 to September 2025
Mezzanine loan (5)	1	4,700	—	4,700	(255)	4,445	10.00%	June 2028
Total CRE loans held for investment		$1,896,495	$(13,944)	$1,882,551	$(8,805)	$1,873,746

(1)
Amounts include unamortized loan origination fees of $12.3 million and $13.6 million and deferred amendment fees of $308,000 and $307,000 at December 31, 2022 and 2021, respectively. Additionally, the amounts include unamortized loan acquisition costs of $7,300 at December 31, 2021. At December 31, 2022, there were no unamortized loan acquisition costs.
(2)
Our whole loan portfolio of $2.1 billion and $1.9 billion had a weighted-average benchmark rate (“BR”) floor of 0.68% and 0.75% at December 31, 2022 and 2021, respectively. Benchmark rates comprise one-month LIBOR or one-month Term SOFR. At December 31, 2022 and 2021, all but one of our floating-rate whole loans had one-month benchmark floors.
(3)
Maturity dates exclude contractual extension options, subject to the satisfaction of certain terms that may be available to the borrowers.
(4)
Maturity dates exclude three whole loans, with amortized costs of $51.6 million and $27.9 million, in maturity default at December 31, 2022 and 2021, respectively.
(5)
Substantially all loans are pledged as collateral under various borrowings at December 31, 2022 and 2021.
(6)
CRE whole loans had $158.2 million and $157.6 million in unfunded loan commitments at December 31, 2022 and 2021, respectively. These unfunded loan commitments are advanced as the borrowers formally request additional funding, as permitted under the loan agreement, and any necessary approvals have been obtained.

At December 31, 2022, 23.2%, 21.5% and 16.2% of our CRE loan portfolio was concentrated in the Southwest, Southeast and Mountain regions, respectively, based on carrying value, as defined by NCREIF. At December 31, 2021, 28.4%, 18.4% and 15.2% of our CRE loan portfolio was concentrated in the Southeast, Southwest and Mid-Atlantic regions, respectively, based on carrying value. No single loan or investment represented more than 10% of our total assets and no single investment group generated over 10% of our total revenue.

Investments in unconsolidated entities. Our investments in unconsolidated entities at December 31, 2022 and 2021 comprised a 100% interest in the common shares of Resource Capital Trust I (“RCT I”) and RCC Trust II (“RCT II”), respectively, with a value of $1.5 million in the aggregate, or 3.0% of each trust. We record our investments in RCT I’s and RCT II’s common shares as investments in unconsolidated entities using the cost method, recording dividend income when declared by RCT I and RCT II. During the years ended December 31, 2022 and 2021, we recorded dividends from the investments in RCT I’s and RCT II’s common shares, reported in other revenue on the consolidated statements of operations, of $91,000 and $65,000, respectively.

Investments in real estate and property held for sale. During the year ended December 31, 2022, we acquired two new real estate properties through direct equity investments. We determined that the acquisition of the two properties should be accounted for as asset acquisitions. The combined acquisition-date fair value of $51.6 million was determined using third-party valuations.

In September 2022, we sold an office property in the East North Central region that we previously designated as a property held for sale. The office property sold for $19.3 million with selling costs of $532,000, resulting in a gain on sale of $1.9 million.

In July 2022, we received the deed-in-lieu of foreclosure on a hotel property in the Northeast region. We determined that the acquisition of the property should be accounted for as an asset acquisition, and the acquisition-date fair value of $14.3 million was determined using a third-party valuation. The carrying value of the property was $13.5 million at December 31, 2022 and was reported as property held for sale on the consolidated balance sheets. There was no gain or loss recognized on conversion of the loan to property

(Back to Index)

(Back to Index)

held for sale. In February 2023, this property was sold for $15.1 million and we expect to record a modest gain on the sale in the first quarter of 2023.

In September 2022, we reclassified another hotel property in the Northeast region with a carrying value of $36.9 million to property held for sale.

The following table summarizes the book value of our investments in real estate and related intangible assets at December 31, 2022 (in thousands, except amounts in the footnotes):

	December 31, 2022
	Cost Basis	Accumulated Depreciation & Amortization	Carrying Value
Assets acquired:
Investments in real estate, equity:
Investments in real estate (1)	$123,219	$(2,251)	$120,968
Right of use assets (2)	19,664	(205)	19,459
Intangible assets (3)	11,474	(2,594)	8,880
Subtotal	154,357	(5,050)	149,307

Investments in real estate from lending activities:
Properties held for sale (4)	53,769	—	53,769
Total	208,126	(5,050)	203,076

Liabilities assumed:
Investments in real estate, equity:
Mortgage payable	18,089	155	18,244
Other liabilities	247	(183)	64
Lease liabilities (5)	43,260	(393)	42,867
Subtotal	61,596	(421)	61,175

Investments in real estate from lending activities:
Liabilities held for sale	3,025	—	3,025
Total	64,621	(421)	64,200

Total net investments in real estate and properties held for sale (6)	$143,505		$138,876
(1)
Includes $38.4 million of land, which is not depreciable.
(2)
Includes a right of use associated with an acquired ground lease of $42.4 million accounted for as an operating lease, an above-market lease intangible asset of $19.0 million and a customer list intangible of $402,000. Amortization of the above-market lease intangible is booked to real estate expenses on the consolidated statements of operations.
(3)
Carrying value includes $42,000 of an acquired in-place lease intangible asset, $39,000 of an acquired leasing commission intangible asset, management contract of $3.1 million, franchise intangible of $5.3 million and a customer list value of $427,000.
(4)
Includes two properties originally acquired in November 2020 and July 2022.
(5)
Lease liabilities include one ground lease at a hotel property with a remaining term of 93 years. Lease expense for this liability for the year ended December 31, 2022 was $1.1 million.
(6)
Excludes items of working capital, either acquired or assumed.

Financing Receivables

The following tables show the activity in the allowance for credit losses for the years ended December 31, 2022 and 2021 (in thousands):

	Years Ended December 31,
	2022	2021
Allowance for credit losses at beginning of year	$8,805	$34,310
Provision for (reversal of) credit losses	12,295	(21,262)
Charge offs	(2,297)	(4,243)
Allowance for credit losses at end of year	$18,803	$8,805

(Back to Index)

(Back to Index)

During the year ended December 31, 2020, higher expected unemployment and increased volatility in CRE asset pricing and liquidity as a result of the COVID-19 pandemic significantly impacted assumptions in our CECL estimates and resulted in a net provision for credit losses of $30.8 million. However, the discovery and distribution of vaccines and other treatments for COVID-19 led to a recovery of the global economy and markets worldwide, which resulted in a net reversal of credit losses of $21.3 million during the year ended December 31, 2021. The ensuing macroeconomic factors, including expected increases in inflation, short-term interest rates, energy prices and continued global supply chain dislocation trending negative, compounded by an increase in portfolio credit risk indicated in property-level cash flows that collateralize our loans, resulted in a net provision of expected credit losses of $12.3 million during the year ended December 31, 2022.

In addition to our general estimate of credit losses, we may also be required to individually evaluate collateral-dependent loans for credit losses if it has determined that foreclosure or sale of the loan or the underlying collateral is probable. At December 31, 2022 and 2021, $4.7 million and $2.3 million, respectively, of our allowance for credit losses resulted from collateral-dependent loans that were individually evaluated for credit losses, details of which follow:

During the year ended December 31, 2022, we individually evaluated the following loans:

•
One office mezzanine loan in the Northeast region with a principal balance of $4.7 million. We fully reserved this loan in the fourth quarter of 2022.
•
One retail loan in the Northeast region with a principal balance of $8.0 million. This property has an as-is appraised value in excess of its principal balance, and, as such, had no CECL allowance at December 31, 2022.
•
One office loan in the Southwest region with a principal balance of $20.7 million. This property has an as-is appraised value in excess of its principal balance, and, as such, had no CECL allowance at December 31, 2022.

During the year ended December 31, 2021, we individually evaluated the following loans:

•
An office loan in the East North Central region with a $19.9 million principal balance. We recorded a $2.3 million CECL allowance in the third quarter of 2021 to reflect the as-is appraised value of the property of $17.6 million. Upon receipt of the property in full satisfaction of the loan in the fourth quarter of 2021, we charged off the $2.3 million CECL allowance and recorded the property as a property held for sale on our consolidated balance sheets at its fair value of $17.6 million.
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
•
A hotel loan in the Northeast region with a $14.0 million principal balance. The hotel loan has an as-is appraised value in excess of its principal balance, and, as such, had no CECL allowance at December 31, 2021.

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

All CRE loans are evaluated for any credit deterioration by debt asset management and certain finance personnel on at least a quarterly basis. Historically, mezzanine loans and preferred equity investments may have experienced greater credit risks due to their nature as subordinated investments.

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

Credit risk profiles of CRE loans, at amortized cost, were as follows (in thousands, except amounts in the footnote):

	Rating 1	Rating 2	Rating 3	Rating 4	Rating 5	Total (1)
At December 31, 2022:
Whole loans, floating-rate	$—	$1,635,376	309,491	$85,226	$22,797	$2,052,890
Mezzanine loan	—	—	—	—	4,700	4,700
Total	$—	$1,635,376	$309,491	$85,226	$27,497	$2,057,590

At December 31, 2021:
Whole loans, floating-rate	$—	$1,456,330	$273,078	$123,762	$24,681	$1,877,851
Mezzanine loan	—	—	—	4,700	—	4,700
Total	$—	$1,456,330	$273,078	$128,462	$24,681	$1,882,551

(1)
The total amortized cost of CRE loans excluded accrued interest receivable of $11.9 million and $6.1 million at December 31, 2022 and 2021, respectively.

(Back to Index)

(Back to Index)

Credit risk profiles of CRE loans by origination year at amortized cost were as follows (in thousands, except amounts in footnotes):

	2022	2021	2020	2019	2018	Prior	Total (1)
At December 31, 2022:
Whole loans, floating-rate: (2)
Rating 2	$526,606	$1,003,060	$64,944	$26,977	$13,789	$—	$1,635,376
Rating 3		192,490	44,657	27,881	44,463	—	309,491
Rating 4	—	—	—	20,742	64,484	—	85,226
Rating 5	—	—	—	22,797	—	—	22,797
Total whole loans, floating-rate	526,606	1,195,550	109,601	98,397	122,736	—	2,052,890
Mezzanine loan (rating 5)	—	—	—	—	4,700	—	4,700
Total	$526,606	$1,195,550	$109,601	$98,397	$127,436	$—	$2,057,590

	2021	2020	2019	2018	2017	Prior	Total (1)
At December 31, 2021:
Whole loans, floating-rate: (2)
Rating 2	$1,230,810	$150,513	$55,510	$19,497	$—	$—	$1,456,330
Rating 3	33,781	24,604	136,305	60,888	—	17,500	273,078
Rating 4	—	—	28,446	86,096	—	9,220	123,762
Rating 5	—	—	22,385	—	—	2,296	24,681
Total whole loans, floating-rate	1,264,591	175,117	242,646	166,481	—	29,016	1,877,851
Mezzanine loan (rating 4)	—	—	—	4,700	—	—	4,700
Total	$1,264,591	$175,117	$242,646	$171,181	$—	$29,016	$1,882,551

(1)
The total amortized cost of CRE loans excluded accrued interest receivable of $11.9 million and $6.1 million at December 31, 2022 and 2021, respectively.
(2)
Acquired CRE whole loans are grouped within each loan’s year of issuance.

We had one additional mezzanine loan that was included in assets held for sale, and that loan had no carrying value at December 31, 2022 and 2021.

Loan Portfolios Aging Analysis

The following table presents the CRE loan portfolio aging analysis as of the dates indicated for CRE loans, at amortized cost (in thousands, except amounts in footnotes):

	30-59 Days	60-89 Days	Greater than 90 Days (1)	Total Past Due	Current (2)	Total Loans Receivable (3)	Total Loans > 90 Days and Accruing
At December 31, 2022:
Whole loans, floating-rate	$—	$—	$28,767	$28,767	$2,024,123	$2,052,890	$—
Mezzanine loan (4)	—	—	—	—	4,700	4,700	—
Total	$—	$—	$28,767	$28,767	$2,028,823	$2,057,590	$—

At December 31, 2021:
Whole loans, floating-rate	$—	$—	$19,916	$19,916	$1,857,935	$1,877,851	$19,916
Mezzanine loan	—	—	—	—	4,700	4,700	—
Total	$—	$—	$19,916	$19,916	$1,862,635	$1,882,551	$19,916

(1)
During the years ended December 31, 2022 and 2021, we recognized interest income of $1.5 million and $2.0 million, respectively, on two loans with principal payments past due greater than 90 days at December 31, 2022.
(2)
Includes one whole loan with total amortized costs of $22.8 million and $8.0 million, respectively, in maturity default at December 31, 2022 and 2021, respectively.
(3)
The total amortized cost of CRE loans excluded accrued interest receivable of $11.9 million and $6.1 million at December 31, 2022 and 2021, respectively.
(4)
Fully reserved at December 31, 2022.

(Back to Index)

(Back to Index)

At December 31, 2022 and 2021, we had three whole loans in maturity default, with total amortized costs of $51.6 million and $27.9 million, respectively. During the year ended December 31, 2022, we received the deed-in-lieu of foreclosure on a hotel property in the Northeast region that collateralized a whole loan with an amortized cost of $14.0 million and that was in maturity default at June 30, 2022. In February 2023, we sold the hotel property in the Northeast region for $15.1 million. During the year ended December 31, 2021, we received the deed-in-lieu of foreclosure on an office property in the East North Central region that collateralized a whole loan that was in maturity default at December 31, 2020 with an amortized cost of $19.9 million. In September 2022, the office property sold for $19.3 million with selling costs of $532,000, resulting in a gain on sale of $1.9 million.

At December 31, 2022, one whole loan, with a total amortized cost of $8.0 million, was past due on interest payments.

At December 31, 2021, three whole loans, including two loans that had maturity defaults, with a total amortized cost of $30.4 million were past due on interest payments.

During the year ended December 31, 2022, two whole loans in maturity default at December 31, 2021, including one loan that was past due on interest payments at December 31, 2021, paid off principal of $17.6 million. The payoff on one loan was the result of a discounted payoff and resulted in a realized loss of $2.3 million for which a CECL allowance was established as of December 31, 2021.

Troubled-Debt Restructurings (“TDRs”)

During the year ended December 31, 2022, we entered into 12 agreements that extended eight loans by a weighted average period of four months and, in certain cases, modified certain other loan terms. One formerly forborne loan was in maturity default at December 31, 2022.

No loan modifications during the year ended December 31, 2022 resulted in TDRs.

Restricted Cash

At December 31, 2022, we had restricted cash of $38.6 million, which consisted of $38.2 million held within our five consolidated securitization entities and $400,000 held in escrow for deposits or tax payments at our real estate properties or pledged with minimum reserve balance requirements. At December 31, 2021, we had restricted cash of $248.4 million, which consisted of $248.1 million held within our seven consolidated securitization entities and $360,000 held in various reserve accounts.

The decrease of $209.8 million was primarily attributable to the close of ACR 2021-FL1 and ACR 2021-FL2, executed in May and December 2021, respectively, which hold reinvestment capabilities at the securitization level. ACR 2021-FL1 and ACR 2021-FL2 held $138.1 million and $99.0 million, respectively, in restricted cash at December 31, 2021. We expect to utilize a significant portion of the restricted cash at ACR 2021-FL1 and ACR 2021-FL2 at December 31, 2022 to acquire loans or future funding participations for the securitizations’ portfolios, see “Liquidity and Capital Resources.”

Accrued Interest Receivable

The following table summarizes our accrued interest receivable at December 31, 2022 and 2021 (in thousands):

	December 31,
	2022	2021	Net Change
Accrued interest receivable from loans	$11,936	$6,106	$5,830
Accrued interest receivable from promissory note, escrow, sweep and reserve accounts	33	6	27
Total	$11,969	$6,112	$5,857

The increase of $5.9 million in accrued interest receivable during the year ended December 31, 2022 was primarily attributable to rising benchmark rates.

(Back to Index)

(Back to Index)

Other Assets

The following table summarizes our other assets at December 31, 2022 and 2021 (in thousands):

	December 31,
	2022	2021	Net Change
Tax receivables and prepaid taxes	$224	$2,120	$(1,896)
Other receivables	1,086	1,573	(487)
Other prepaid expenses	2,181	1,367	814
Fixed assets - non real estate	326	401	(75)
Other assets, miscellaneous	547	21	526
Total	$4,364	$5,482	$(1,118)

The decrease of $1.1 million in other assets was primarily attributable to the receipt of a $1.9 million tax refund. That receipt was offset by a $814,000 increase in other prepaid expenses, resulting from the prepayment of property taxes on a hotel property acquired in November 2020 and two office properties acquired in October 2021.

Deferred Tax Assets

At both December 31, 2022 and 2021, our net deferred tax asset was zero, resulting from a full valuation allowance of $21.2 million and $21.4 million, respectively, on our gross deferred tax asset as we believed it was more likely than not that some or all of the deferred tax assets would not be realized. We will continue to evaluate our ability to realize the tax benefits associated with deferred tax assets by analyzing forecasted taxable income using both historical and projected future operating results, the reversal of existing temporary differences, taxable income in prior carry back years (if permitted) and the availability of tax planning strategies.

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

We terminated all of our interest rate swap positions associated with our prior financed CMBS portfolio in April 2020. At termination, we realized a loss of $11.8 million. At December 31, 2022 and 2021, we had losses of $6.6 million and $8.5 million, respectively, recorded in accumulated other comprehensive loss, which will be amortized into earnings over the remaining life of the debt. During the years ended December 31, 2022 and 2021, we recorded amortization expense, reported in interest expense on the consolidated statements of operations, of $1.8 million and $1.9 million, respectively.

At December 31, 2022 and 2021, we had unrealized gains of $256,000 and $347,000, respectively, attributable to two terminated interest rate swaps, in accumulated other comprehensive loss on the consolidated balance sheets, to be accreted into earnings over the remaining life of the debt. During the years ended December 31, 2022 and 2021, we recorded accretion income, reported in interest expense on the consolidated statements of operations, of $91,000 in each year.

The following table presents the effect of derivative instruments on our consolidated statements of operations for the years presented (in thousands):

		Realized and Unrealized Gain (Loss) (1)
	Consolidated Statements of Operations Location	Year Ended December 31, 2022	Year Ended December 31, 2021
Interest rate swap contracts, hedging	Interest expense	$(1,733)	$(1,851)

(1)
Negative values indicate a decrease to the associated consolidated statements of operations line items.

(Back to Index)

(Back to Index)

Senior Secured Financing Facility, Term Warehouse Financing Facilities and Mortgage Payable

Borrowings under our senior secured financing facility, term warehouse financing facilities and mortgage payable are guaranteed by us or one or more of our subsidiaries. The following table sets forth certain information with respect to our borrowings (dollars in thousands, except amounts in footnotes):

	December 31, 2022				December 31, 2021
	Outstanding Borrowings	Value of Collateral	Number of Positions as Collateral	Weighted Average Interest Rate	Outstanding Borrowings	Value of Collateral	Number of Positions as Collateral	Weighted Average Interest Rate
Senior Secured Financing Facility
Massachusetts Mutual Life Insurance Company (1)	$87,890	$196,837	8	7.94%	$(3,432)	$170,791	9	5.75%

CRE - Term Warehouse Financing Facilities (2)
JPMorgan Chase Bank, N.A. (3)	186,783	255,095	11	6.74%	18,875	37,167	3	2.85%
Morgan Stanley Mortgage Capital Holdings LLC (4)	141,505	198,455	10	7.00%	47,896	64,860	3	2.03%

Mortgage Payable
Readycap Commercial, LLC (5)	18,244	25,400	1	8.08%	—	—	—	—
Total	$434,422	$675,787			$63,339	$272,818

(1)
Includes $3.7 million and $3.4 million of deferred debt issuance costs at December 31, 2022 and 2021, respectively.
(2)
Outstanding borrowings includes accrued interest payable.
(3)
Includes $1.1 million and $1.8 million of deferred debt issuance costs at December 31, 2022 and 2021, respectively, which includes $356,000 of deferred debt issuance costs at December 31, 2021 from another term warehouse financing facilities with no balance that matured in October 2022.
(4)
Includes $1.4 million and $2.2 million of deferred debt issuance costs at December 31, 2022 and 2021, respectively.
(5)
Includes $466,000 of deferred debt issuance costs at December 31, 2022.

We were in compliance with all covenants in the respective agreements at December 31, 2022 and 2021.

Senior Secured Financing Facility

On July 31, 2020, our indirect, wholly owned subsidiary (“Holdings”), along with its direct wholly owned subsidiary (the “Borrower”), entered into a $250.0 million Loan and Servicing Agreement (the “MassMutual Loan Agreement”) with Massachusetts Mutual Life Insurance Company (“MassMutual”) and the other lenders party thereto (the “Lenders”). The asset-based revolving loan facility (the “MassMutual Facility”) provided under the MassMutual Loan Agreement has been used to finance our core CRE lending business. The MassMutual Facility initially had an interest rate of 5.75% per annum payable monthly and matured on July 31, 2027. We paid a commitment fee as well as other reasonable closing costs. The loans under the MassMutual Facility were available for drawing during the first two years of the MassMutual Facility (the “Availability Period”). During the Availability Period, an unused commitment fee of 0.50% per annum (payable monthly) on unused commitments under the MassMutual Loan Agreement was payable for each day on which less than 75% of the total commitment is drawn.

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

In connection with the MassMutual Loan Agreement, we entered into a Guaranty (the “MassMutual Guaranty”) among ourselves, Exantas Real Estate Funding 2018-RSO6 Investor, LLC (“RSO6”), Exantas Real Estate Funding 2019-RSO7 Investor, LLC (“RSO7”) and Exantas Real Estate Funding 2020-RSO8 Investor, LLC (“RSO8”), each our indirect, wholly owned subsidiary, in favor of the secured parties under the MassMutual Loan Agreement. As of December 31, 2022, RSO6, RSO7 and RSO8 no longer exist. Pursuant to the MassMutual Guaranty, we fully guaranteed all payments and performance of Holdings and the Borrower under the MassMutual Loan Agreement. Additionally, we, and previously RSO6, RSO7 and RSO8, made certain representations and warranties and agreed to not incur debt or liens, each subject to certain exceptions, and agreed to provide the Lenders with certain information.

The MassMutual Loan Agreement contained events of default, subject to certain materiality thresholds and grace periods, customary for this type of financing arrangement. The remedies for such events of default are also customary for this type of transaction.

The MassMutual Loan Agreement was further amended in several instances pursuant to which (i) MassMutual consented to the formation of certain subsidiaries to hold real estate and (ii) such subsidiaries agreed to enter into guaranty agreements in favor of the secured parties under the MassMutual Loan Agreement.

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

In December 2022, Holdings, the Borrower and the Lenders entered into an Amended and Restated Loan and Servicing Agreement, which amends and restates the existing loan and servicing agreement, and reflects a senior secured term loan facility, not to exceed $500.0 million, composed of individual loan series issued upon mutual agreement of the Borrower and Lenders. Each loan series will be available for three months after the closing date agreed upon by the Borrower and Lender (“Commitment Period”), subject to the maximum dollar amount agreed upon for that series. The Commitment Period is subject to immediate termination upon the occurrence of an event of default. Each loan series will have a final maturity of five years from the end of the issuance date for the loan series unless an additional time is mutually agreed upon by Lenders and Borrower. The advance rate on portfolio assets will be mutually agreed upon by Lenders and Borrower. Each loan series will have its own mutually agreed upon interest rate equal to one-month Term SOFR plus the applicable spread.

The Amended and Restated Loan and Servicing Agreement contains events of default, subject to certain materiality thresholds and grace periods, customary for this type of financing arrangement. The remedies for such events of default are also customary for this type of transaction and include declaring the final maturity date to have occurred and advances due and liquidation of the assets securing the series.

CRE - Term Warehouse Financing Facilities

In February 2012, an indirect wholly-owned subsidiary of ours entered into a master repurchase and securities agreement, which was subsequently replaced with an amended and restated master repurchase agreement in July 2018, (the “Wells Fargo Facility”) with Wells Fargo Bank, N.A. (“Wells Fargo”) to finance the origination of CRE loans. In October 2021, the Wells Fargo Facility matured.

In April 2018, an indirect wholly-owned subsidiary of ours entered into a master repurchase agreement (the “Barclays Facility”) with Barclays to finance the origination of CRE loans. In connection with the Barclays Facility, we entered into a guaranty agreement (the “Barclays Guaranty”) pursuant to which we fully guaranteed all payments and performance under the Barclays Facility. In March 2021, we amended the Barclays Facility to extend the revolving period through October 2021. In October 2021, we amended the revolving period of the Barclays Facility to October 2022 and modified the guaranty to limit financial covenants to be applicable when there are outstanding transactions. In February 2022, we amended the Barclays Facility to add market terms regarding the replacement of LIBOR upon determination of a benchmark transition event. In October 2022, the Barclays Facility matured.

(Back to Index)

(Back to Index)

In October 2018, an indirect wholly-owned subsidiary of ours entered into a Master Repurchase and Securities Contract Agreement (the “JPMorgan Chase Facility”) with JPMorgan Chase to finance the origination of CRE loans. In connection with the JPMorgan Chase Facility, we entered into a guarantee agreement (the “JPMorgan Chase Guarantee”) pursuant to which we fully guaranteed all payments and performance under the JPMorgan Chase Facility. In May 2020, we entered into an amendment to the JPMorgan Chase Guarantee that revised its minimum equity financial covenant as of February 29, 2020. In October 2020, we entered into an amendment to the JPMorgan Chase Guarantee that revised a covenant definition so that credit losses are determined in accordance with a risk rating-based methodology. In September and October 2021, the JPMorgan Chase Facility was amended twice, resulting in (i) the extension of the JPMorgan Chase Facility’s maturity date to October 2024, (ii) an update to our tangible net worth requirement and minimum liquidity covenant as set forth in the guarantee agreement and (iii) a modification of market terms regarding the replacement of LIBOR upon determination of a benchmark transition event. In November 2022, the JPMorgan Chase Facility was amended for the following (i) EBITDA to interest expense ratio, (ii) maximum ratio of total indebtedness to its total equity, and (iii) minimum unencumbered liquidity requirement, each through September 2023. The JPMorgan Chase Facility has a maximum facility amount of $250.0 million, charges interest of one-month benchmark plus market spreads and matures in October 2024.

In November 2021, an indirect wholly-owned subsidiary of ours entered into a Master Repurchase and Securities Contract Agreement (the "Morgan Stanley Facility") with Morgan Stanley Mortgage Capital Holdings LLC ("Morgan Stanley") to finance the origination of CRE loans. Each repurchase transaction will specify its own terms, such as identification of the assets subject to the transaction, sale price, repurchase price and rate. In January 2022, such subsidiary entered into the First Amendment to Master Repurchase and Securities Contract Agreement (the "Morgan Stanley Amendment") with Morgan Stanley, which amended the Morgan Stanley Facility to add market terms regarding the replacement of LIBOR upon determination of a benchmark transition event. In November 2022, the Morgan Stanley Facility was amended for the following (i) EBITDA to interest expense ratio, (ii) maximum ratio of total indebtedness to its total equity, and (iii) minimum unencumbered liquidity requirement, each through March 2024. The Morgan Stanley Facility has a maximum facility amount of $250.0 million, charges interest of one-month benchmark plus market spreads and matures in November 2024. We also have the right to request an extension for an additional one-year period.

Mortgage Payable

In April 2022, Chapel Drive West, LLC, a wholly owned subsidiary of Charles Street – ACRES FSU Student Venture, LLC (the "FSU Student Venture") entered into a loan agreement (the “Mortgage”) with Readycap Commercial, LLC (“Readycap”) to finance the acquisition of a student housing complex. The Mortgage is interest only and has a maximum principal balance of $20.4 million, of which, $18.7 million was advanced in the initial funding. Initially, the Mortgage charged interest of 30-day average SOFR plus a spread of 3.80%. In October 2022, the Mortgage was amended to charge interest of one-month Term SOFR. The Mortgage matures in April 2025, subject to two one-year extension options.

The Mortgage contains events of default, subject to certain materiality thresholds and grace periods, customary for this type of financing arrangement. The remedies for such events of default are also customary for this type of transaction.

Construction Loan

In January 2023, Chapel Drive East, LLC, a wholly owned subsidiary of the FSU Student Venture, entered into a loan agreement (the "Construction Loan Agreement") with Oceanview Life and Annuity Company ("Oceanview") to finance the construction of a student housing complex (the "Construction Loan"). The Construction Loan is interest only and has a maximum principal balance of $48.0 million. The Construction Loan charges one-month Term SOFR plus a spread of 6.00% and matures in February 2025, subject to three one-year extension options.

In addition to the Construction Loan, we entered into a financing agreement with Florida Pace Funding Agency to fund energy efficient building improvements and has a maximum principal balance of $15.5 million. This agreement charges fixed interest of 7.26% and matures in July 2053.

In connection with our investment in the student housing complex, ACRES RF entered into guarantees related to the Construction Loan made by Chapel Drive East, LLC. Pursuant to the guarantees, Jason Pollack, Frank Dellaglio and ACRES RF (collectively, the "Guarantors"), for the benefit of Oceanview, provided limited "bad boy" guaranties to Oceanview pursuant to the Construction Loan Agreement until the earlier of the payment in full of the indebtedness or the date of a sale of the property pursuant to a foreclosure of the mortgage or deed or other transfer in lieu of foreclosure is accepted by Oceanview. The Guarantors also entered into a Completion Guaranty Agreement for the benefit of Oceanview to guaranty the timely completion of the project in accordance with the Construction Loan Agreement, as well as a Carry Guaranty Agreement, for the benefit of Oceanview to guaranty and the unconditional payment by Chapel Drive East, LLC of all customary or necessary costs and expenses incurred in connection with the operation, maintenance and management of the property and an Environmental Indemnity Agreement jointly and severally in favor of Oceanview whereby the Guarantors serving as Indemnitors provided environmental representations and warranties, covenants and

(Back to Index)

(Back to Index)

indemnifications (collectively the "Guaranties"). The Guaranties include certain financial covenants required of ACRES RF, including required net worth and liquidity requirements.

Securitizations

XAN 2019-RSO7

In April 2019, we closed XAN 2019-RSO7, a $687.2 million CRE securitization transaction that provided financing for transitional CRE loans. In May 2021, we exercised the optional redemption on XAN 2019-RSO7 in conjunction with the closing of ACR 2021-FL1 (see below).

XAN 2020-RSO8

In March 2020, we closed XAN 2020-RSO8, a $522.6 million CRE debt securitization transaction that provided financing for CRE loans. In March 2022, we exercised the optional redemption of XAN 2020-RSO8, and all of the outstanding senior notes were paid off from the sales proceeds of certain of the securitization’s assets.

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

(Back to Index)

(Back to Index)

At December 31, 2022, we retain equity in the following securitizations (in thousands, except amounts in footnotes):

	Closing Date	Maturity Date	Reinvestment Period End (1)	Total Note Paydowns from Closing Date through December 31, 2022
ACR 2021-FL1	May 2021	June 2036	May 2023	$—
ACR 2021-FL2	December 2021	January 2037	December 2023	$—

(1)
The reinvestment period is the period in which principal proceeds received may be used to acquire new CRE loans or the funded commitments of existing collateral for reinvestment into the securitization.

Corporate Debt

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

There were no unamortized debt issuance costs associated with the junior subordinated debentures for RCT I and RCT II outstanding at December 31, 2022 and 2021. The interest rates for RCT I and RCT II, at December 31, 2022, were 8.68% and 8.36%, respectively. The interest rates for RCT I and RCT II, at December 31, 2021, were 4.17% and 4.08%, respectively.

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

4.50% Convertible Senior Notes

We issued $143.8 million aggregate principal of our 4.50% convertible senior notes due 2022 (“4.50% Convertible Senior Notes”) in August 2017.

During the year ended December 31, 2021, we repurchased $55.7 million of our 4.50% Convertible Senior Notes, resulting in a charge to earnings of $1.5 million, comprising an extinguishment of debt charge of $1.2 million in connection with the acceleration of the market discount and interest expense of $304,000 in connection with the acceleration of deferred debt issuance costs.

During the year ended December 31, 2022, we repurchased $39.8 million of our 4.50% Convertible Senior Notes, resulting in a charge to earnings of $574,000, comprising an extinguishment of debt charge of $460,000 in connection with the acceleration of the market discount and interest expense of $114,000 in connection with the acceleration of deferred debt costs. In August 2022, the remaining $48.2 million of outstanding 4.5% Convertible Senior Notes were paid off upon maturity at par.

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

(Back to Index)

(Back to Index)

The Indenture contains restrictive covenants that, among other things, require us to maintain certain financial ratios. The foregoing limitations are subject to exceptions as set forth in the Supplemental Indenture. At December 31, 2022, we were in compliance with these covenants. The Indenture provides for customary events of default that include, among other things (subject in certain cases to customary grace and cure periods): (i) non-payment of principal or interest, (ii) breach of certain covenants contained in the Indenture or the 5.75% Senior Unsecured Notes, (iii) an event of default or acceleration of certain other indebtedness of ours or a subsidiary in which we have invested at least $75 million in capital within the applicable grace period and (iv) certain events of bankruptcy or insolvency. Generally, if an event of default occurs (subject to certain exceptions), CTC or the holders of at least 25% in aggregate principal amount of the then outstanding 5.75% Senior Unsecured Notes may declare all of the notes to be due and payable.

12.00% Senior Unsecured Notes

On July 31, 2020, we entered into the Note and Warrant Purchase Agreement with Oaktree Capital Management, L.P. (“Oaktree”) and MassMutual pursuant to which we could have issued to Oaktree and MassMutual from time to time up to $125.0 million aggregate principal amount of 12.00% Senior Unsecured Notes. The 12.00% Senior Unsecured Notes had an annual interest rate of 12.00%, payable up to 3.25% (at our election) as pay-in-kind interest and the remainder as cash interest. On July 31, 2020, we issued to Oaktree $42.0 million aggregate principal amount of the 12.00% Senior Unsecured Notes. In addition, on July 31, 2020, we issued to MassMutual $8.0 million aggregate principal amount of the 12.00% Senior Unsecured Notes. At any time and from time to time prior to January 31, 2022, we could have elected to issue to Oaktree and MassMutual up to $75.0 million aggregate principal amount of additional 12.00% Senior Unsecured Notes.

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

In January 2022, we entered into an amendment of the Note and Warrant Purchase Agreement that extended the time to July 2022 that we could elect to issue to Oaktree and MassMutual up to $75.0 million of principal of additional notes. At any time and from time to time prior to July 31, 2022, we may have elected to issue to Oaktree and MassMutual warrants to purchase an additional 699,992 shares of the common stock for a purchase price equal to the principal amount of the 12.00% Senior Unsecured Notes being issued. The warrants were immediately exercisable on issuance and expire seven years from the issuance date. The warrants could be exercised with cash or as a net exercise. We did not issue any additional notes under this agreement and it expired as of July 31, 2022.

Equity

Total equity at December 31, 2022 was $441.3 million and gave effect to $6.4 million of net unrealized losses on our terminated cash flow hedges, shown as a component of accumulated other comprehensive loss. Equity at December 31, 2021 was $448.2 million and gave effect to $8.1 million of unrealized gains on our terminated cash flow hedges shown as a component of accumulated other comprehensive loss. The decrease in equity during the year ended December 31, 2022 was primarily attributable to common stock repurchases.

(Back to Index)

(Back to Index)

Balance Sheet - Book Value Reconciliation

The following table rolls forward our common stock book value for the three months and year ended December 31, 2022 (in thousands, except per share data and amounts in footnotes):

	Three Months Ended December 31, 2022		Year Ended December 31, 2022
	Total Amount	Per Share Amount	Total Amount	Per Share Amount
Common stock book value at beginning of period (1)	$216,026	$25.08	$221,596	$23.87
Net loss allocable to common shares (2)	(7,431)	(0.87)	(8,799)	(1.03)
Change in other comprehensive income on derivatives	401	0.05	1,733	0.20
Repurchase of common stock (3)	(934)	0.18	(9,128)	1.32
Impact to equity of share-based compensation	914	0.10	3,574	0.18
Total net increase (decrease)	(7,050)	(0.54)	(12,620)	0.67
Common stock book value at end of period (4)	$208,976	$24.54	$208,976	$24.54

(1)
Per share calculations exclude unvested restricted stock, as disclosed on the consolidated balance sheets, of 583,333 shares at December 31, 2022 and September 30, 2022, respectively, and 333,329 shares at December 31, 2021, and include warrants to purchase up to 391,995 shares of common stock at December 31, 2022 and September 30, 2022, respectively, and 466,661 shares of common stock at December 31, 2021, respectively. The denominators for the calculation were 8,516,762, 8,615,031 and 9,282,411 at December 31, 2022, September 30, 2022, and December 31, 2021, respectively.
(2)
The per share amounts are calculated with the denominator referenced in footnote (1) at December 31, 2022. We calculated net loss per common share-diluted of $(0.87) and $(1.00) using the weighted average diluted shares outstanding during the three and twelve months ended December 31, 2022, respectively.
(3)
In November 2021, our Board authorized and approved the continued use of our existing share repurchase program to repurchase up to $20.0 million of our outstanding common stock. We purchased 1.1 million shares for $12.8 million through December 31, 2022. Because we repurchased our common stock at significant discounts to book value, these repurchases were accretive to per share book value since the inception of the program.
(4)
We calculated common stock book value as total stockholders’ equity of $435.5 million less preferred stock equity of $226.5 million at December 31, 2022.

Management Agreement Equity

Our monthly base management fee, as defined in our Management Agreement, is equal to the greater of (i) 1/12th of the amount of our equity multiplied by 1.50% or (ii) $442,000 through July 31, 2022 and is calculated and paid monthly in arrears.

The following table summarizes the calculation of equity, as defined in the Management Agreement (in thousands):

Amount
At December 31, 2022:
Proceeds from capital stock issuances, net (1)	$1,330,472
Retained earnings, net (2)	(643,998)
Payments for repurchases of capital stock	(239,750)
Total	$446,724

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

The following table provides a reconciliation from GAAP net (loss) income allocable to common shares to EAD allocable to common shares for the periods presented (dollars in thousands, except per share amounts and amounts in the footnotes):

	Years Ended December 31,
	2022	Per Share Data	2021	Per Share Data
Net (loss) income allocable to common shares - GAAP	$(8,799)	$(1.00)	$18,036	$1.85
Realized gain on sale of investment in real estate	(1,870)	(0.21)	—	—
Net (loss) income allocable to common shares - GAAP, adjusted	$(10,669)	$(1.21)	$18,036	$1.85

Reconciling items from continuing operations:
Non-cash equity compensation expense	3,562	0.40	1,722	0.18
Non-cash provision for (reversal of) CRE credit losses	12,295	1.39	(21,262)	(2.18)
Realized loss on sale of investment in real estate	(372)	(0.04)	—	—
Realized loss on core activities (1)(2)	—	—	(6,988)	(0.72)
Unrealized gain on core activities (1)	—	—	(878)	(0.09)
Real estate depreciation and amortization	5,113	0.58	2,860	0.29
Non-cash amortization of discounts or premiums associated with borrowings	1,271	0.14	6,937	0.71
Net income from non-core assets (3)	(787)	(0.09)	(247)	(0.03)

Reconciling items from CRE assets:
Net interest income on legacy CRE assets (3)	(29)	—	(637)	(0.06)
Earnings Available for Distribution allocable to common shares	$10,384	$1.17	$(457)	$(0.05)

Weighted average common shares - diluted on Earnings Available for Distribution allocable to common shares	8,877		9,736

Earnings Available for Distribution per common share - diluted	$1.17		$(0.05)

(1)
In March 2021, the CMBS portfolio was sold for $3.0 million, representing a total realized loss of $5.2 million that was included in EAD during the year ended December 31, 2021. Unrealized gain on core activities includes the unrealized gains and losses on the residual CMBS portfolio, which were previously excluded from EAD.
(2)
In November 2021, one CRE loan was sold for proceeds, net of costs, of $7.6 million, representing a total realized loss of $1.7 million that was included in EAD during the year ended December 31, 2021.
(3)
Non-core assets are investments and securities owned by us at the initial measurement date in (i) commercial finance, (ii) middle market lending, (iii) residential mortgage lending, (iv) legacy CRE loans designated as held for sale and (v) other non-CRE assets included in assets held for sale.

EAD in accordance with the Management Agreement, which excludes incentive compensation payable, was $5.6 million, or $0.64 per common share outstanding, for the three months ended December 31, 2022. Incentive compensation payable was $340,000 at December 31, 2022.

Incentive Compensation Hurdle

Prior to the quarter ended December 31, 2022, in accordance with the Management Agreement, incentive compensation was earned by our Manager when our EAD (as defined in the Management Agreement) for such quarter exceeded an amount equal to: (1) the weighted average of (a) book value (as defined in the Management Agreement) as of the end of such quarter divided by 10,293,783 shares and (b) the price per share (including the conversion price, if applicable) paid for common shares in each offering (or issuance, upon the conversion of convertible securities) by us subsequent to September 30, 2017, in each case at the time of issuance, multiplied by (2) the greater of (a) 1.75% and (b) 0.4375% plus one-fourth of the ten year treasury rate, as defined in the Management Agreement, for such quarter (the “Incentive Compensation Hurdle”).

Commencing with the quarter ended December 31, 2022, incentive compensation was calculated and payable in arrears in an amount, not less than zero, equal to:

(i)
for the first full calendar quarter ended December 31, 2022, the product of (a) 20% and (b) the excess of (i) our EAD (as defined in the Management Agreement) for such calendar quarter, over (ii) the product of (A) our book value equity (as defined in the Management Agreement) as of the end of such calendar quarter, and (B) 7% per annum;

(Back to Index)

(Back to Index)

(ii)
for each of the second, third and fourth full calendar quarters following the calendar quarter ended December 31, 2022, the excess of (1) the product of (a) 20% and (b) the excess of (i) our EAD (as defined in the Management Agreement) for the calendar quarter(s) following September 30, 2022, over (ii) the product of (A) our book value equity (as defined in the Management Agreement) in the calendar quarter(s) following September 30, 2022, and (B) 7% per annum, over (2) the sum of any incentive compensation paid to our Manager with respect to the prior calendar quarter(s) following September 30, 2022 (other than the most recent calendar quarter); and
(iii)
for each calendar quarter thereafter, the excess of (1) the product of (a) 20% and (b) the excess of (i) our EAD (as defined in the Management Agreement) for the previous 12-month period, over (ii) the product of (A) our book value equity (as defined in the Management Agreement) in the previous 12-month period, and (B) 7% per annum, over (2) the sum of any incentive compensation paid to our Manager with respect to the first three calendar quarters of such previous 12-month period; provided, however, that no incentive compensation shall be payable with respect to any calendar quarter unless EAD (as defined in the Management Agreement) for the 12 most recently completed calendar quarters (or such lesser number of completed calendar quarters from September 30, 2022) in the aggregate is greater than zero.

The following table summarizes the calculation of the Incentive Compensation Hurdle for the three months ended December 31, 2022 (dollars in thousands, except per share data):

Book Value Equity	Amount
Stockholders' equity less equity attributable to any outstanding preferred stock at September 30, 2022	$216,026
Cumulative EAD from and after October 1, 2022 to the end of the most recently completed calendar quarter	5,560
Amount paid to repurchase common stock after October 1, 2022	(934)
Book value equity at December 31, 2022	$220,652
Incentive Compensation Hurdle (1)	$3,861

Average closing price of 30 day period ending three days prior to issuance date	$9.55
(1)
Calculated as book value equity at December 31, 2022 multiplied by 1.75% (7% per annum).

The amount by which EAD (as defined in the Management Agreement) exceeds the Incentive Compensation Hurdle is multiplied by 20% to arrive at incentive compensation for the quarter.

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

During the year ended December 31, 2022, our principal sources of liquidity were: (i) gross proceeds of $404.9 million from our CRE - term warehouse financing facilities, (ii) gross proceeds of $245.0 million from CRE whole loan purchases by our managed CRE securitizations ACR 2021-FL1 and ACR 2021-FL2, (iii) proceeds of $101.7 million from our senior secured financing facility, (iv) net proceeds of $57.9 million from repayments on our CRE portfolio, (v) proceeds of $57.6 million the from purchase of loan advances by our managed CRE securitizations ACR 2021-FL1 and ACR 2021-FL2, (vi) net proceeds of $18.7 million from the sale of a real estate property held for sale, (vii) net proceeds of $18.7 million for a mortgage payable for one of our real estate investments and, (viii) net proceeds of $13.7 million from the liquidation of one of our CRE securitizations. These sources of liquidity were offset by our deployments in CRE whole loans and real estate investments, the partial repurchase and extinguishment of our 4.50% Convertible Senior Notes, repurchases of common stock, distributions on our preferred stock and ongoing operating expenses and substantially resulted in the $66.2 million of unrestricted cash we held at December 31, 2022.

The outstanding balance of our loan to ACRES Capital Corp., the parent of our Manager, was $11.3 million and $11.6 million at December 31, 2022 and 2021, respectively. The note bears interest at 3.00% per annum, payable monthly, and matures in July 2026, subject to two one-year extensions, at ACRES Capital Corp.’s option, and amortizes at a rate of $25,000 per month.

(Back to Index)

(Back to Index)

We utilize a variety of financing arrangements to finance certain assets. We generally utilize the following five types of financing arrangements:

1.
Senior Secured Financing Facility: Our senior secured financing facility allows us to borrow against loans and real estate investments that we own. This facility has an individual floating rate loan series structure that have a three month commitment period after the financing is approved by the lender, subject to the maximum dollar amount agreed upon for the series. Each floating rate loan series will have mutually agreed upon terms including (i) total commitment, including the capacity to fund future funding commitments, where applicable; (ii) advance rate on portfolio assets; (iii) interest rate composed of one-month Term SOFR plus a market rate spread; and (iv) maturity date of five years from the issuance date for the loan series unless an additional time is mutually agreed upon by the parties. The facility has a maximum portfolio LTV of 85% and contains customary events of default, subject to certain materiality thresholds and grace periods, customary for this type of financing arrangement.
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
4.
Mortgage payable: We have entered into a loan agreement to finance the acquisition of a student housing complex. This loan is interest only and has a maximum principal balance, most of which was advanced in the initial funding. The loan agreement contains events of default, subject to certain materiality thresholds and grace periods, customary for this type of financing arrangement. The remedies for such events of default are also customary for this type of transaction.
5.
Construction loan: We have entered into a loan agreement to finance the construction of a student housing complex. This loan is interest only and has a maximum principal balance of $48.0 million. The loan agreement contains events of default, subject to certain materiality thresholds and grace periods, customary for this type of financing arrangement. The remedies for such events of default are also customary for this type of transaction. Additionally, we have entered into a financing agreement to fund energy efficient building improvements at this student housing complex, with a maximum principal balance of $15.5 million.

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

We were in compliance with all of our covenants at December 31, 2022 in accordance with the terms provided in agreements with our lenders.

(Back to Index)

(Back to Index)

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

At December 31, 2022, we had a senior secured financing facility, term warehouse financing facilities, and a mortgage payable as summarized below (in thousands, except amounts in footnotes):

	Execution Date	Maturity Date	Maximum Capacity	Facility Principal Outstanding	Availability
Senior Secured Financing Facility (1)
Massachusetts Mutual Life Insurance Company	July 2020	December 2027	$500,000	$91,549	$408,451
CRE - Term Warehouse Financing Facilities (2)(3)
JPMorgan Chase Bank, N.A.	October 2018	October 2024	250,000	187,369	62,631
Morgan Stanley Mortgage Capital Holdings LLC	November 2021	November 2024	250,000	142,586	107,414
Mortgage Payable (4)
Readycap Commercial, LLC	April 2022	April 2025	20,375	18,710	1,665
Total				$440,214

(1)
Facility principal outstanding excludes deferred debt issuance costs of $3.7 million at December 31, 2022. In December 2022, we amended the previously revolving fixed rate credit facility to a floating rate term loan series structure. Each loan series will have a maturity date of five years from the issuance date for the loan series.
(2)
Facilities principal outstanding excludes accrued interest payable of $894,000 and deferred debt issuance costs of $2.6 million at December 31, 2022.
(3)
In October 2022, we allowed our $250.0 million Barclays term warehouse financing facility to mature.
(4)
Facility principal outstanding excludes deferred debt issuance costs of $466,000 at December 31, 2022.

The following table summarizes the average principal outstanding on our financing arrangements during the three months ended December 31, 2022 and 2021 and the principal outstanding on our financing arrangements at December 31, 2022 and 2021 (in thousands, except amounts in footnotes):

	Three Months Ended December 31, 2022	December 31, 2022	Three Months Ended December 31, 2021	December 31, 2021
	Average Principal Outstanding	Principal Outstanding (1)(2)(3)	Average Principal Outstanding	Principal Outstanding (1)(2)
Financing Arrangement
Senior secured financing facility	$88,795	$91,549	$32,021	$—
Term warehouse financing facilities - CRE loans	359,829	329,955	397,744	71,020
Mortgage payable	18,710	18,710	—	—
Total	$467,334	$440,214	$429,765	$71,020

(1)
Excludes accrued interest payable on the senior secured financing facility collateralized by CRE loans and investments in real estate of $202,000 and $26,000 and deferred debt issuance costs of $3.7 million and $3.4 million at December 31, 2022 and 2021, respectively.
(2)
Excludes accrued interest payable on term warehouse financing facilities collateralized by CRE loans of $894,000 and $58,000 and deferred debt issuance costs of $2.6 million and $4.3 million at December 31, 2022 and 2021, respectively.
(3)
Excludes deferred debt issuance costs on mortgage payable of $466,000 at December 31, 2022.

(Back to Index)

(Back to Index)

The following table summarizes the maximum month-end principal outstanding on our financing arrangements during the periods presented (in thousands, except amount in footnotes):

	Maximum Month-End Principal Outstanding During the
	Years Ended December 31,
	2022	2021
Financing Arrangement
Senior secured financing facility	$94,549	$77,407
Term warehouse financing facilities - CRE loans (1)	392,716	423,585
Mortgage payable	18,710	—

(1)
Decreases in the maximum month-end outstanding principal balances for the periods presented resulted from the financing of CRE loans into our CRE securitizations.

Historically, we financed the acquisition of our investments through CDOs and securitizations that essentially match the maturity and repricing dates of these financing vehicles with the maturities and repricing dates of our investments. In the past, we have derived substantial operating cash from our equity investments in our CDOs and securitizations, which will cease if the CDOs and securitizations fail to meet certain tests. Through December 31, 2022, we did not experience difficulty in maintaining our existing CDO and securitization financing and passed all of the critical tests required by these financings.

The following table sets forth the distributions received by us and coverage test summaries for our active securitizations at the periods presented (in thousands, except amounts in footnotes):

	Cash Distributions For the Year Ended		Overcollateralization Cushion (1)		Annualized Interest Coverage Cushion (2)(3)
Name	December 31, 2022	December 31, 2021	At December 31, 2022	At the Initial Measurement Date	At December 31, 2022	Reinvestment Period End (4)
ACR 2021-FL1	$21,141	$17,727	$6,758	$6,758	$22,428	May 2023
ACR 2021-FL2	14,537	—	5,652	5,652	15,323	December 2023

(1)
Overcollateralization cushion represents the amount by which the collateral held by the securitization issuer exceeds the minimum amount required.
(2)
Interest coverage includes annualized amounts based on the most recent trustee statements.
(3)
Interest coverage cushion represents the amount by which annualized interest income expected exceeds the annualized amount payable on our active securitizations.
(4)
The reinvestment period is the period in which principal proceeds received may be used to acquire new CRE loans or the funded commitments of existing collateral for reinvestment into the securitization.

The following table sets forth the distributions made by and liquidation details for our liquidated securitizations for the periods presented (in thousands):

	Cash Distributions For the Year Ended		Liquidation Details
Name	December 31, 2022	December 31, 2021	Liquidation Date	Remaining Assets at the Liquidation Date (1)
XAN 2019-RSO7	$—	$9,339	May 2021	$391,168
XAN 2020-RSO9 (2)	$14,308	$7,944	February 2022	$111,335
XAN 2020-RSO8	$1,628	$13,830	March 2022	$171,225

(1)
The remaining assets at the liquidation date were distributed to us in exchange for our notes owned and preference shares in the respective securitization.
(2)
Cash distributions for the year ended December 31, 2022 included a principal distribution on our preference share at liquidation of $13.5 million for XAN 2020-RSO9.

At December 31, 2022, our liquidity consisted of $66.2 million of unrestricted cash and cash equivalents, $13.7 million of unlevered financeable CRE loans and $37.7 million of cash held for reinvestment at our CRE securitizations.

Our leverage ratio, defined as the ratio of borrowings to total equity, may vary as a result of the various funding strategies we use. At December 31, 2022 and 2021, our leverage ratio under GAAP was 4.2 and 4.0 times, respectively. The leverage ratio increase through December 31, 2022 was primarily attributable to the net increase in asset specific borrowing while being offset by the payoff of our 4.50% convertible senior notes and leverage also increased due to the net decrease in total equity primarily from our common stock repurchase program.

Net Operating Losses and Loss Carryforwards

The following table sets forth the net operating losses and loss carryforwards for the periods presented (in millions):

(Back to Index)

(Back to Index)

	Tax Year Recognized	REIT (QRS) Tax Loss Carryforwards		TRS Tax Loss Carryforwards
Tax Asset Item		Operating	Capital	Operating	Capital
Net Operating Loss Carryforwards:
Cumulative as of 2021	2021 Return	$46.6	$—	$60.1	$—

Net Capital Loss Carryforwards:
Cumulative as of 2021	2021 Return	—	121.9	—	1.0
Total tax asset estimates		$46.6	$121.9	$60.1	$1.0
Useful life		Unlimited	5 years	Various	5 years

During the year ended December 31, 2021, we generated $1.1 million of taxable income which was offset by our cumulative net operating losses (“NOL”), leaving $46.6 million to carry forward to future years. NOL can generally be carried forward to offset both ordinary taxable income and capital gains in future years. The Tax Cuts and Jobs Act (“TCJA”) along with revisions made by the Coronavirus Aid, Relief, and Economic Security (“CARES”) Act reduced the deduction for NOLs to 80% of taxable income and granted an indefinite carryforward period.

Additionally, $15.0 million of net capital gains was reported on our tax return for the year ended December 31, 2021. This was offset with our cumulative total net capital losses, leaving $121.9 million to carry forward to future years. No capital losses expired during 2021 or 2022.

We also have tax assets in our taxable REIT subsidiaries (“TRS”). These tax assets are analyzed and disclosed quarterly in our financial statements. As of December 31, 2021, our TRSs have $39.9 million of pre-TCJA NOLs, some of which are set to expire beginning in 2044, $20.2 million of NOLs with an indefinite carryforward period and net capital loss carryforwards of $1.0 million.

Distributions

We did not pay distributions on our common shares during the years ended December 31, 2020, 2021 and 2022 as we were focused on prudently retaining and managing sufficient excess liquidity in connection with the economic impact of the COVID-19 pandemic. As a result of losses during that year, we received significant NOL carryforwards and net capital loss carryforwards, as finalized in our 2020 tax return. We intend to retain taxable income by utilizing our NOL carryforwards and expect to generate capital gains to use a portion of our net capital loss carryforwards, thereby growing book value and our investable equity base. As we continue to take steps necessary to stabilize our earnings available for distribution, our Board will establish a plan for the prudent resumption of the payment of common share distributions. No assurance, however, can be given as to the amounts or timing of future distributions as such distributions are subject to our earnings, financial condition, capital requirements and such other factors as our Board deems relevant.

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

(Back to Index)

(Back to Index)

Contractual Obligations and Commitments

	Contractual Commitments
	(dollars in thousands, except amounts in footnotes)
	Payments due by Period
	Total	Less than 1 year	1 - 3 years	3 - 5 years	More than 5 years
At December 31, 2022:
CRE securitizations	$1,242,223	$—	$—	$—	$1,242,223
Senior secured financing facility (1)	91,549	—	—	91,549	—
CRE - term warehouse financing facilities (2)(3)	330,849	—	330,849	—	—
Mortgage payable (4)	18,710	—	18,710	—	—
5.75% Senior Unsecured Notes (5)	150,000	—	—	150,000	—
Unsecured junior subordinated debentures (6)	51,548	—	—	—	51,548
Lease liabilities (7)	856,189	1,583	5,490	6,000	843,116
Unfunded commitments on CRE loans (8)	158,195	8,985	149,210	—	—
Base management fees (9)	6,701	6,701	—	—	—
Total	$2,905,964	$17,269	$504,259	$247,549	$2,136,887

(1)
Excludes $202,000 of accrued interest payable at December 31, 2022.
(2)
Includes $894,000 of accrued interest payable at December 31, 2022.
(3)
In October 2022, we allowed our Barclays term warehouse financing facility to mature.
(4)
Excludes $88,000 of accrued interest payable at December 31, 2022.
(5)
Excludes $34.5 million of interest expense payable through maturity in August 2026.
(6)
Excludes $27.5 million and $28.5 million of estimated interest expense payable through maturity, in June 2036 and October 2036, respectively.
(7)
Lease liabilities includes a ground rent lease for a hotel property with a remaining term of 93 years and an annual growth rate of 3%.
(8)
Unfunded commitments on our originated CRE loans generally fall into two categories: (i) pre-approved capital improvement projects and (ii) new or additional construction costs subject, in each case, to the borrower meeting specified criteria. Upon completion of the improvements or construction, we would receive additional interest income on the advanced amount. At December 31, 2022, we had unfunded commitments on 57 CRE whole loans.
(9)
Base management fees presented are based on an estimate of base management fees payable to our Manager over the next 12 months. Our Management Agreement also provides for an incentive compensation arrangement that is based on operating performance. The incentive compensation is not a fixed and determinable amount, and therefore it is not included in this table.

Off-Balance Sheet Arrangements

General

At December 31, 2022, we did not maintain any relationships with unconsolidated entities or financial partnerships that were established for the purpose of facilitating off-balance sheet arrangements or contractually narrow or limited purposes, although we do have interests in unconsolidated entities not established for those purposes. Except as set forth below, at December 31, 2022, we had not guaranteed obligations of any unconsolidated entities or entered into any commitment or letter of intent to provide additional funding to any such entities.

Unfunded CRE Loan Commitments

In the ordinary course of business, we make commitments to borrowers whose loans are in our CRE loan portfolio to provide additional loan funding in the future. Disbursement of funds pursuant to these commitments is subject to the borrower meeting pre-specified criteria. These commitments are subject to the same underwriting requirements and ongoing portfolio maintenance as are the on-balance sheet financial investments that we hold. Since these commitments may expire without being drawn upon, the total commitment amount does not necessarily represent future cash requirements. Whole loans had $158.2 million and $157.6 million in unfunded loan commitments at December 31, 2022 and 2021, respectively. Preferred equity investments had $2.5 million in unfunded investment commitments at December 31, 2020. The preferred equity investments paid off during the year ended December 31, 2021. Unfunded commitments are not considered in the CECL reserve if they are unconditionally cancellable.

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

In January 2023, Chapel Drive East, LLC, a wholly owned subsidiary of the FSU Student Venture, entered into a loan agreement (the "Construction Loan Agreement") with Oceanview Life and Annuity Company ("Oceanview") to finance the construction of a student housing complex (the "Construction Loan").

In connection with our investment in the student housing complex, ACRES RF entered into guarantees related to the Construction Loan. Pursuant to the guarantees, Jason Pollack, Frank Dellaglio and ACRES RF (collectively, the "Guarantors"), for the benefit of Oceanview, provided limited "bad boy" guaranties to Oceanview pursuant to the Construction Loan Agreement until the earlier of the payment in full of the indebtedness or the date of a sale of the property pursuant to a foreclosure of the mortgage or deed or other transfer in lieu of foreclosure is accepted by Oceanview. The Guarantors also entered into a Completion Guaranty Agreement for the benefit of Oceanview to guaranty the timely completion of the project in accordance with the Construction Loan Agreement, as well as a Carry Guaranty Agreement, for the benefit of Oceanview to guaranty and unconditional payment by Chapel Drive East, LLC of all customary or necessary costs and expenses incurred in connection with the operation, maintenance and management of the property and an Environmental Indemnity Agreement jointly and severally in favor of Oceanview whereby the Guarantors serving as Indemnitors provided environmental representations and warranties, covenants and indemnifications (collectively the "Guaranties"). The Guaranties include certain financial covenants required of ACRES RF, including required net worth and liquidity requirements.

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

Allowance for Credit Losses

We maintain an allowance for credit loss on our loans held for investment. CRE loans that are held for investment are carried at cost, net of unamortized acquisition premiums or discounts, loan fees and origination costs as applicable. Effective January 1, 2020, we determine our allowance for credit losses, consistent with GAAP, by measuring CECL on the loan portfolio on a quarterly basis. We utilize a probability of default and loss given default methodology over a reasonable and supportable forecast period after which we revert to the historical mean loss ratio, utilizing a blended approach sourced from our own historical losses and the market losses from an engaged third party’s database, to be applied for the remaining estimable period. The CECL model requires us to make significant judgments, including: (i) the selection of a reasonable and supportable forecast period, (ii) the selection and weighting of appropriate macroeconomic forecast scenarios, (iii) projections for the amounts and timing of future fundings of committed balances and prepayments on CRE investments, (iv) the determination of the risk characteristics in which to pool financial assets, and (v) the appropriate historical loss data to use in the model. Unfunded commitments are not considered in the CECL reserve if they are unconditionally cancellable by us.

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

(Back to Index)

(Back to Index)

Investment in Real Estate

We acquire investments in real estate through direct equity investments and as a result of our lending activities (i.e. through foreclosure or the receipt of the deed-in-lieu of foreclosure on a property). Acquired investments in real estate assets are recorded initially at fair value in accordance with U.S. GAAP. We allocate the purchase price of our acquired assets and assumed liabilities based on the relative fair values of the assets acquired and liabilities assumed.

We evaluate whether property obtained as a result of our lending activities should be identified as held for sale. If a property is determined to be held for sale, all of the acquired assets and assumed liabilities will be recorded in property held for sale on the consolidated balance sheets and recorded at the lower of cost or fair value. Once a property is classified as held for sale, depreciation expense is no longer recorded.

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

Rental operating revenue consists of fixed contractual base rent arising from tenant leases at our office properties under operating leases. Revenue is recognized on a straight-line basis over the non-cancelable terms of the related leases. For leases that have fixed and measurable rent escalations, the difference between such rental income earned and the cash rent due under the provisions of the lease is recorded in our consolidated balance sheets. We move to cash basis operating lease income recognition in the period in which collectability of all lease payments is no longer considered probable. At such time, any uncollectible receivable balance will be written off.

(Back to Index)

(Back to Index)

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

At December 31, 2022, we determined that we are the primary beneficiary of five VIEs that are consolidated.

Recent Accounting Pronouncements

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

Accounting Standards to be Adopted in Future Periods

In March 2022, the FASB issued an amendment eliminating certain previously issued accounting guidance for troubled debt restructurings (“TDRs”) and enhancing disclosure requirements surrounding refinancings, restructurings, and write-offs. Current GAAP provides an exception to general recognition and measurement guidance for loan restructurings if they meet specific criteria to be considered TDRs. If a modification is a TDR, incremental expected losses are recorded in the allowance for credit losses upon modification and specific disclosures are required. The new amendment eliminates the TDR recognition and measurement guidance and requires the reporting entity to evaluate whether the modification represents a new loan or a continuation of an existing loan, consistent with accounting for other loan modifications. The amendment also requires public business entities to disclose current-period gross write-offs by year of origination for certain financing receivables and net investments in leases. For entities that have adopted the previously issued guidance amended by this update, which we did during the year ended December 31, 2020, this update is effective for fiscal years beginning after December 15, 2022, including interim periods within those fiscal years. Early adoption is permitted for entities that have adopted the previously issued guidance amended by this update. We are in the process of evaluating the impact of this guidance.

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

(Back to Index)

(Back to Index)

Subsequent Events

We have evaluated subsequent events through the filing of this report and determined that, except for the subsequent events referred to in Note 7, Note 8, Note 12 and Note 24 of our consolidated financial statements, there have not been any events that have occurred that would require adjustments to or disclosures in our consolidated financial statements.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

At December 31, 2022, the primary components of our market risk were credit risk, counterparty risk, financing risk and interest rate risk, as described below. While we do not seek to avoid risk completely, we do seek to assume risk that can be quantified from historical experience, to actively manage that risk, to earn sufficient compensation to justify assuming that risk and to maintain capital levels consistent with the risk we undertake or to which we are exposed.

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

In a business environment where benchmark interest rates are increasing significantly, cash flows of the CRE assets underlying our loans may not be sufficient to pay debt service on our loans, which could result in non-performance or default. We partially mitigate this risk by generally requiring our borrowers to purchase interest rate cap agreements with non-affiliated, well-capitalized third parties and by selectively requiring our borrowers to have and maintain debt service reserves. These interest rate caps generally mature prior to the maturity date of the loan and the borrowers are required to pay to extend them. In most cases the sponsors will need to fund additional equity into the properties to cover these costs as the property may not generate sufficient cash flow to pay these costs. At December 31, 2022, 88.8% of par value of our CRE loan portfolio had interest rate caps in place with a weighted-average maturity of 1.1 years.

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

Interest Rate Risk

Our business model is such that rising interest rates will increase our net income, while declining interest rates will decrease net income, subject to the impact of interest rate floors. As of December 31, 2022, 99.8% of our CRE loan portfolio by par value earned a floating rate of interest and may be financed with liabilities that both pay interest at floating rates and that are fixed. Floating-rate loans financed with fixed rate liabilities have a negative correlation with declining interest rates to the extent of our financing. The remaining 0.2% of our CRE loan portfolio by par value earned a fixed rate of interest and may be financed with liabilities that pay interest at fixed rates. To the extent that interest rate floors on our floating-rate CRE loans are in the money, our net interest will have a negative correlation with rising interest rates to the extent of those interest rate floors. Our floating-rate loan portfolio of $2.1 billion has a weighted-average one-month LIBOR floor of 0.68% at December 31, 2022. Additionally, all interest rate floors on our CRE loan portfolio were in the money at December 31, 2022.

The following table estimates the hypothetical impact on our net interest income assuming an immediate increase or decrease of 100 basis points in the applicable interest rate benchmark (in thousands, except per share data):

	Year Ended December 31, 2022
	100 Basis Point Decrease (4)		100 Basis Point Increase
Net Assets Subject to Interest Rate Sensitivity (1)(2)(3)	Increase (Decrease) to Net Interest Income	Increase (Decrease) to Net Interest Income Per Share	Increase (Decrease) to Net Interest Income	Increase (Decrease) to Net Interest Income Per Share
$350,229	$(4,891)	$(0.56)	$3,539	$0.41
(1)
Includes our floating-rate CRE loans at December 31, 2022.
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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

(Back to Index)

(Back to Index)

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders

ACRES Commercial Realty Corp.

Opinion on the financial statements

We have audited the accompanying consolidated balance sheets of ACRES Commercial Realty Corp. (a Maryland corporation) and subsidiaries (the “Company”) as of December 31, 2022 and 2021, the related consolidated statements of operations, comprehensive income (loss), changes in equity, and cash flows for each of the three years in the period ended December 31, 2022, and the related notes and financial statement schedules included under Item 15(a) (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and 2021, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2022, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the Company’s internal control over financial reporting as of December 31, 2022, based on criteria established in the 2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”), and our report dated March 7, 2023 expressed an unqualified opinion.

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

Critical audit matter

The critical audit matter communicated below is a matter arising from the current period audit of the financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of the critical audit matter does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing separate opinions on the critical audit matter or on the accounts or disclosures to which they relate.

Allowance for credit losses on CRE whole loans

As described in Note 2 and Note 7 to the financial statements, and in accordance with Accounting Standard Codification 326, Financial Instruments – Credit Losses, the Company utilizes a current expected credit loss methodology to determine the allowance for credit losses on its commercial real estate (CRE) whole loans. The Company measures lifetime expected credit losses on CRE whole loans on a pooled basis, based on shared risk characteristics or individually for collateral-dependent loans. To estimate the allowance for credit losses on pooled CRE whole loans, the Company utilizes a probability of default times loss given default methodology, which incorporates individual loan characteristics, historical loss experience and the weighting of forecasted economic scenarios. For loans determined to be collateral-dependent that are individually evaluated, the reserve is calculated based on the difference between the current fair value of the collateral and the amortized cost of the loan. We identified the allowance for credit losses as a critical audit matter.

The principal considerations for our determination that the allowance for credit losses is a critical audit matter are that management is required to make significant judgments in determining the accuracy of loan level data input into the estimate, the weighing of the

(Back to Index)

(Back to Index)

forecasted economic scenarios, and in evaluating whether factors are present that indicate if an individual loan does not share risk characteristics of the pool. For loans that are determined to be collateral-dependent and individually evaluated, the assessment of fair value of the underlying collateral involves subjective assumptions. Evaluating these conclusions made by management required significant auditor judgment in obtaining sufficient and appropriate audit evidence related to these management determinations.

Our audit procedures related to the allowance for credit losses included the following, among others:

•
We tested the design and operating effectiveness of controls over the calculation of the allowance for credit losses, which included controls related to the completeness and accuracy of loan specific data used on pooled CRE whole loans, identification of loans that no longer share risk characteristics of the portfolio and required individual evaluation, weighting of forecasted economic scenarios on pooled CRE whole loans, and for individually evaluated loans, review of the collateral valuation used in determining if the amortized cost of the loan exceeds the current fair value of the collateral.
•
For a selection of pooled CRE whole loans, we evaluated the completeness and accuracy of loan specific data used in the calculation of the allowance for credit losses.
•
We inspected a selection of pooled CRE whole loan files to analyze the completeness of management’s identification and evaluation of collateral dependent loans.
•
We assessed the weighting of the various economic scenarios selected by management that were applied to pooled CRE whole loans by inspecting the underlying assumptions of the various scenarios and considering other relevant and reliable third-party evidence.
•
For individually evaluated CRE whole loans, with the assistance of our valuation specialists, we evaluated the reasonableness of the valuation methodology and significant assumptions made to value the collateral, to determine if the amortized cost exceeds current fair value of the collateral, thereby necessitating an allowance for credit loss.

/s/ GRANT THORNTON LLP

We have served as the Company’s auditor since 2005.

San Francisco, California

March 7, 2023

(Back to Index)

(Back to Index)

ACRES COMMERCIAL REALTY CORP. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share data)

	December 31
	2022	2021
ASSETS (1)
Cash and cash equivalents	$66,232	$35,500
Restricted cash	38,579	248,431
Accrued interest receivable	11,969	6,112
CRE loans	2,057,590	1,882,551
Less: allowance for credit losses	(18,803)	(8,805)
CRE loans, net	2,038,787	1,873,746
Principal paydowns receivable	—	14,899
Loan receivable - related party	11,275	11,575
Investments in unconsolidated entities	1,548	1,548
Properties held for sale	53,769	17,846
Investments in real estate	120,968	59,308
Right of use assets	20,281	5,951
Intangible assets	8,880	3,877
Other assets	4,364	5,482
Total assets	$2,376,652	$2,284,275
LIABILITIES (2)
Accounts payable and other liabilities	$10,391	$7,025
Management fee payable - related party	898	561
Accrued interest payable	6,921	5,937
Borrowings	1,867,033	1,814,424
Lease liabilities	43,695	3,537
Distributions payable	3,262	3,262
Accrued tax liability	113	1
Liabilities held for sale	3,025	1,333
Total liabilities	1,935,338	1,836,080
EQUITY
Preferred stock, par value $0.001: 10,000,000 shares authorized 8.625% Fixed-to-Floating Series C Cumulative Redeemable Preferred Stock, liquidation preference $25.00 per share; 4,800,000 and 4,800,000 shares issued and outstanding	5	5
Preferred stock, par value $0.001: 6,800,000 shares authorized 7.875% Series D Cumulative Redeemable Preferred Stock, liquidation preference $25.00 per share; 4,607,857 and 4,607,857 shares issued and outstanding	5	5
Common stock, par value $0.001: 41,666,666 shares authorized; 8,708,100 and 9,149,079 shares issued and outstanding (including 583,333 and 333,329 unvested restricted shares)	9	9
Additional paid-in capital	1,174,202	1,179,863
Accumulated other comprehensive loss	(6,394)	(8,127)
Distributions in excess of earnings	(732,359)	(723,560)
Total stockholders’ equity	435,468	448,195
Non-controlling interests	5,846	—
Total equity	441,314	448,195
TOTAL LIABILITIES AND EQUITY	$2,376,652	$2,284,275

The accompanying notes are an integral part of these statements

(Back to Index)

(Back to Index)

ACRES COMMERCIAL REALTY CORP. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS - (Continued)

(in thousands, except share and per share data)

	December 31
	2022	2021
(1) Assets of consolidated variable interest entities (“VIEs”) included in total assets above:
Restricted cash	$38,180	$248,371
Accrued interest receivable	8,184	3,826
CRE loans, pledged as collateral (3)	1,456,649	1,601,482
Principal paydowns receivable	—	14,899
Other assets	119	36
Total assets of consolidated VIEs	$1,503,132	$1,868,614
(2) Liabilities of consolidated VIEs included in total liabilities above:
Accounts payable and other liabilities	$93	$315
Accrued interest payable	3,083	997
Borrowings	1,233,556	1,466,499
Total liabilities of consolidated VIEs	$1,236,732	$1,467,811

(3) Excludes the allowance for credit losses.

The accompanying notes are an integral part of these statements

(Back to Index)

(Back to Index)

ACRES COMMERCIAL REALTY CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except share and per share data)

	Years Ended December 31,
	2022	2021	2020
REVENUES
Interest income:
CRE loans	$125,539	$100,774	$101,303
Securities	—	161	6,717
Other	735	97	223
Total interest income	126,274	101,032	108,243
Interest expense	82,324	61,575	58,008
Net interest income	43,950	39,457	50,235
Real estate income	31,129	10,553	—
Other revenue	91	65	76
Total revenues	75,170	50,075	50,311
OPERATING EXPENSES
General and administrative	10,575	11,602	14,335
Real estate expenses	33,854	10,601	298
Management fees - related party	7,035	6,089	6,054
Equity compensation - related party	3,562	1,722	3,136
Corporate depreciation and amortization	85	94	49
Provision for (reversal of) credit losses, net	12,295	(21,262)	30,815
Total operating expenses	67,406	8,846	54,687
	7,764	41,229	(4,376)
OTHER INCOME (EXPENSE)
Net realized and unrealized gain (loss) on investment securities available-for-sale and loans and derivatives	—	878	(186,610)
Fair value adjustments on financial assets held for sale	—	—	(8,768)
Gain on conversion of real estate	—	—	1,570
Loss on extinguishment of debt	(460)	(9,006)	—
Gain on sale of real estate	1,870	—	—
Other income	1,588	822	471
Total other income (expense)	2,998	(7,306)	(193,337)
INCOME (LOSS) BEFORE TAXES	10,762	33,923	(197,713)
Income tax expense	(336)	—	—
NET INCOME (LOSS)	10,426	33,923	(197,713)
Net income allocated to preferred shares	(19,422)	(15,887)	(10,350)
Net loss allocable to non-controlling interest, net of taxes	197	—	—
NET (LOSS) INCOME ALLOCABLE TO COMMON SHARES	$(8,799)	$18,036	$(208,063)
NET (LOSS) INCOME PER COMMON SHARE - BASIC	$(1.00)	$1.85	$(19.33)
NET (LOSS) INCOME PER COMMON SHARE - DILUTED	$(1.00)	$1.85	$(19.33)
WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING - BASIC	8,811,761	9,736,268	10,763,261
WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING - DILUTED	8,811,761	9,763,217	10,763,261

The accompanying notes are an integral part of these statements

(Back to Index)

(Back to Index)

ACRES COMMERCIAL REALTY CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(in thousands)

	Years Ended December 31,
	2022	2021	2020
Net income (loss)	$10,426	$33,923	$(197,713)
Other comprehensive income (loss):
Reclassification adjustments for realized losses on investment securities available-for-sale included in net income loss	—	—	185,463
Unrealized losses on investment securities available-for-sale, net	—	—	(191,283)
Reclassification adjustments associated with net unrealized losses from interest rate swaps included in net income (loss)	1,733	1,851	1,254
Unrealized losses on derivatives, net	—	—	(7,233)
Total other comprehensive income (loss)	1,733	1,851	(11,799)
Comprehensive income (loss) before allocation to preferred shares	12,159	35,774	(209,512)
Net loss allocated to non-controlling interests shares	197	—	—
Net income allocated to preferred shares	(19,422)	(15,887)	(10,350)
Comprehensive (loss) income allocable to common shares	$(7,066)	$19,887	$(219,862)

The accompanying notes are an integral part of these statements

(Back to Index)

(Back to Index)

ACRES COMMERCIAL REALTY CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

FOR THE YEARS ENDED DECEMBER 31, 2022, 2021 AND 2020

(in thousands, except share and per share data)

	Common Stock
	Shares	Amount	Series C Preferred Stock	Series D Preferred Stock	Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings (Distributions in Excess of Earnings)	Total Stockholders’ Equity	Non-Controlling Interest	Total Equity
Balance, December 31, 2019	10,626,864	$11	$5	$—	$1,085,062	$1,821	$(530,501)	$556,398	$—	$556,398
Cumulative effect of accounting change for adoption of credit loss guidance	—	—	—	—	—	—	(3,032)	(3,032)	—	(3,032)
Balance, January 1, 2020	10,626,864	11	5	—	1,085,062	1,821	(533,533)	553,366	—	553,366
Equity component of 12% Senior Unsecured Notes	—	—	—	—	3,108	—	—	3,108	—	3,108
Purchase and retirement of common stock	(535,485)	(1)	—	—	(5,364)	—	—	(5,365)	—	(5,365)
Stock-based compensation	80,906	—	—	—	(1)	—	—	(1)	—	(1)
Amortization of stock-based compensation	—	—	—	—	3,136	—	—	3,136	—	3,136
Forfeiture of unvested stock	(9,996)	—	—	—	—	—	—	—	—	—
Net loss	—	—	—	—	—	—	(197,713)	(197,713)	—	(197,713)
Distributions and accrual of cumulative preferred stock dividends	—	—	—	—	—	—	(10,350)	(10,350)	—	(10,350)
Securities available-for-sale without an allowance for credit losses, fair value adjustment, net	—	—	—	—	—	(5,820)	—	(5,820)	—	(5,820)
Designated derivatives, fair value adjustment	—	—	—	—	—	(5,979)	—	(5,979)	—	(5,979)
Balance, December 31, 2020	10,162,289	$10	$5	$—	$1,085,941	$(9,978)	$(741,596)	$334,382	$—	$334,382

The accompanying notes are an integral part of these statements

(Back to Index)

(Back to Index)

ACRES COMMERCIAL REALTY CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

FOR THE YEARS ENDED DECEMBER 31, 2022, 2021 AND 2020 - (Continued)

(in thousands, except share and per share data)

	Common Stock
	Shares	Amount	Series C Preferred Stock	Series D Preferred Stock	Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings (Distributions in Excess of Earnings)	Total Stockholders’ Equity	Non-Controlling Interest	Total Equity
Balance, January 1, 2021	10,162,289	$10	$5	$—	$1,085,941	$(9,978)	$(741,596)	$334,382	$—	$334,382
Proceeds from issuance of preferred stock	—	—	—	5	115,189	—	—	115,194	—	115,194
Offering costs	—	—	—	—	(4,589)	—	—	(4,589)	—	(4,589)
Purchase and retirement of common stock	(1,346,539)	(1)	—	—	(18,400)	—	—	(18,401)	—	(18,401)
Stock-based compensation	333,329	—	—	—	—	—	—	—	—	—
Amortization of stock-based compensation	—	—	—	—	1,722	—	—	1,722	—	1,722
Net income	—	—	—	—	—	—	33,923	33,923	—	33,923
Distributions and accrual of cumulative preferred stock dividends	—	—	—	—	—	—	(15,887)	(15,887)	—	(15,887)
Amortization of terminated derivatives	—	—	—	—	—	1,851	—	1,851	—	1,851
Balance, December 31, 2021	9,149,079	$9	$5	$5	$1,179,863	$(8,127)	$(723,560)	$448,195	$—	$448,195

The accompanying notes are an integral part of these statements

(Back to Index)

(Back to Index)

ACRES COMMERCIAL REALTY CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

FOR THE YEARS ENDED DECEMBER 31, 2022, 2021 AND 2020 - (Continued)

(in thousands, except share and per share data)

	Common Stock
	Shares	Amount	Series C Preferred Stock	Series D Preferred Stock	Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings (Distributions in Excess of Earnings)	Total Stockholders’ Equity	Non-Controlling Interest	Total Equity
Balance, January 1, 2022	9,149,079	$9	$5	$5	$1,179,863	$(8,127)	$(723,560)	$448,195	$—	$448,195
Offering costs	—	—	—	—	(101)	—	—	(101)	—	(101)
Conversion of 4.5% convertible senior notes	—	—	—	—	4	—	—	4	—	4
Exercise of warrants at $0.03 per share	74,666	—	—	—	2	—	—	2	—	2
Purchase and retirement of common stock	(848,978)	—	—	—	(9,128)	—	—	(9,128)	—	(9,128)
Stock-based compensation	333,333	—	—	—	—	—	—	—	—	—
Amortization of stock-based compensation	—	—	—	—	3,562	—	—	3,562	—	3,562
Contributions from non-controlling interests	—	—	—	—	—	—	—	—	6,043	6,043
Net income	—	—	—	—	—	—	10,623	10,623	(197)	10,426
Distributions and accrual of cumulative preferred stock dividends	—	—	—	—	—	—	(19,422)	(19,422)	—	(19,422)
Amortization of terminated derivatives	—	—	—	—	—	1,733	—	1,733	—	1,733
Balance, December 31, 2022	8,708,100	$9	$5	$5	$1,174,202	$(6,394)	$(732,359)	$435,468	$5,846	$441,314

The accompanying notes are an integral part of these statements

(Back to Index)

ACRES COMMERCIAL REALTY CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Years Ended December 31,
	2022	2021	2020
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$10,426	$33,923	$(197,713)
Adjustments to reconcile net income (loss) from continuing operations to net cash provided by continuing operating activities:
Provision for (reversal of) credit losses, net	12,295	(21,262)	30,815
Depreciation, amortization and accretion	7,491	13,988	6,524
Amortization of stock-based compensation	3,562	1,722	3,136
Loss on the extinguishment of debt	460	4,043	—
Net realized and unrealized (gain) loss on investment securities available-for-sale and loans and derivatives	—	(878)	186,545
Gain on sale of real estate	(1,870)	—	—
Net gain on conversion to real estate	—	—	(1,794)
Fair value and other adjustments on asset held for sale	—	—	8,768
Changes in operating assets and liabilities:
(Increase) decrease in accrued interest receivable, net of purchased interest	(6,138)	1,347	(322)
Increase in interest receivable - related party	—	—	(39)
Increase (decrease) in management fee payable	337	119	(259)
Increase (decrease) in accounts payable and other liabilities	2,743	4,101	(559)
Decrease in lease liability	(94)	(39)	—
Increase (decrease) in accrued interest payable	985	(39)	1,536
Decrease (increase) in other assets	2,500	3,567	(4,828)
Net cash provided by operating activities	32,697	40,592	31,810
CASH FLOWS FROM INVESTING ACTIVITIES:
Origination and purchase of loans	(583,543)	(1,381,660)	(298,094)
Principal payments received on loans and leases	414,450	1,008,967	509,236
Investments in real estate	(81,749)	(28,924)	—
Proceeds from sale of real estate	18,729	—	—
Proceeds from sale of loans or assets previously held for sale	—	7,915	27,745
Purchase of investment securities available-for-sale	—	—	(24,610)
Principal payments on investment securities available-for-sale	—	—	4,733
Proceeds from sale of investment securities available-for-sale	—	2,958	37,764
Purchase of furniture and fixtures	(741)	(61)	(5)
Investment in loan - related party	—	—	(12,000)
Principal payments received on loan - related party	300	300	125
Net cash (used in) provided by investing activities	(232,554)	(390,505)	244,894
CASH FLOWS FROM FINANCING ACTIVITIES:
Repurchase of common stock	(9,128)	(18,401)	(5,365)
Proceeds from issuance of preferred shares (net of $101 and $4,589 of underwriting discounts and offering costs)	(101)	110,605	—
Proceeds from exercise of warrants	2	—	—
Proceeds from borrowings:
Securitizations	—	1,242,223	639,074
Senior secured financing facility	101,699	173,087	128,495
Warehouse financing facilities and repurchase agreements	405,743	862,681	288,555
Senior unsecured notes	—	150,000	50,000
Mortgage payable	18,710	—	—

The accompanying notes are an integral part of these statements

(Back to Index)

(Back to Index)

ACRES COMMERCIAL REALTY CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS - (Continued)

(in thousands)

	Years Ended December 31,
	2022	2021	2020
CASH FLOWS FROM FINANCING ACTIVITIES - (Continued):
Payments on borrowings:
Securitizations	(237,189)	(801,622)	(413,023)
Senior secured financing facility	(10,150)	(206,447)	(95,135)
Warehouse financing facilities and repurchase agreements	(145,972)	(805,119)	(827,684)
Convertible senior notes	(88,010)	(55,736)	(21,182)
Senior unsecured notes	—	(50,000)	—
Payment of debt issuance costs	(1,488)	(20,818)	(16,253)
Settlement of derivative instruments	—	—	(11,762)
Proceeds received from non-controlling interests	6,043	—	—
Distributions paid on preferred stock	(19,422)	(14,350)	(10,350)
Distributions paid on common stock	—	—	(8,767)
Net cash provided by (used in) financing activities	20,737	566,103	(303,397)
NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS AND RESTRICTED CASH	(179,120)	216,190	(26,693)
CASH AND CASH EQUIVALENTS AND RESTRICTED CASH AT BEGINNING OF YEAR	283,931	67,741	94,434
CASH AND CASH EQUIVALENTS AND RESTRICTED CASH AT END OF YEAR	$104,811	$283,931	$67,741

The accompanying notes are an integral part of these statements

(Back to Index)

(Back to Index)

ACRES COMMERCIAL REALTY CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2022

NOTE 1 - ORGANIZATION

ACRES Commercial Realty Corp., a Maryland corporation, along with its subsidiaries (collectively, the “Company”), is a REIT that is primarily focused on originating, holding and managing commercial real estate (“CRE”) mortgage loans and equity investments in commercial real estate properties through direct ownership and joint ventures. On July 31, 2020, the Company’s management contract was acquired from Exantas Capital Manager Inc. (the “Prior Manager”), a subsidiary of C-III Capital Partners LLC (“C-III”), by ACRES Capital, LLC (the “Manager”), a subsidiary of ACRES Capital Corp. (collectively, “ACRES”), a private commercial real estate lender exclusively dedicated to nationwide middle market CRE lending with a focus on multifamily, student housing, hospitality, office and industrial property in top United States (“U.S.”) markets (the “ACRES acquisition”).

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

DECEMBER 31, 2022

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

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and within the period of financial results. Actual results could differ from those estimates. Estimates affecting the accompanying consolidated financial statements include but are not limited to the net realizable and fair values of the Company’s investments and derivatives, the estimated useful lives used to calculate depreciation, the expected lives over which to amortize premiums and accrete discounts, provisions for or reversals of expected credit losses and the disclosure of contingent liabilities.

Cash and Cash Equivalents

Cash and cash equivalents include cash on hand and all highly liquid investments with original maturities of three months or less at the time of purchase. At December 31, 2022 and 2021, $63.3 million and $33.3 million, respectively, of the reported cash balances exceeded the Federal Deposit Insurance Corporation and Securities Investor Protection Corporation deposit insurance limits of $250,000 per respective depository or brokerage institution. However, all of the Company’s cash deposits are held at multiple, established financial institutions, in multiple accounts associated with its parent and respective consolidated subsidiaries, to minimize credit risk exposure.

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

DECEMBER 31, 2022

The following table provides a reconciliation of cash, cash equivalents and restricted cash on the consolidated balance sheets to the total amount shown on the consolidated statements of cash flows (in thousands):

	December 31,
	2022	2021
Cash and cash equivalents	$66,232	$35,500
Restricted cash	38,579	248,431
Total cash, cash equivalents and restricted cash shown on the Company’s consolidated statements of cash flows	$104,811	$283,931

Investment in Unconsolidated Entities

The Company’s non-controlling investments in unconsolidated entities are included in investments in unconsolidated entities on the consolidated balance sheets and are accounted for under the cost method. Under the cost method, the Company records dividend income when declared to the extent it is not considered a return of capital, which is recorded as a reduction of the cost of the investment.

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

The Company reports its loans held for sale at the lower of amortized cost or fair value. To determine fair value, the Company primarily uses appraisals of underlying collateral obtained from third-parties as a practical expedient. Key assumptions used in those appraisals are reviewed by the Company. If there is a material difference between the value provided by the appraiser and information used by the Company to validate the appraisal, the Company will evaluate the difference with the appraiser, which could result in an updated appraisal. The Company may also use the present value of estimated cash flows, market price, if available, or other determinants of the fair value of the collateral less estimated disposition costs. Any determined changes in the fair value of loans held for sale are recorded in fair value adjustments on financial assets held for sale on the Company’s consolidated statements of operations. Based on a prioritization of inputs used in the valuation of each position, the Company categorizes these investments as either Level 2 or Level 3 in the fair value hierarchy.

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

(Back to Index)

(Back to Index)

ACRES COMMERCIAL REALTY CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

DECEMBER 31, 2022

The Company records interest receivable on its loans in accrued interest receivable on its consolidated balance sheets. The Company analyzes the interest receivable balances on a timely basis, or at least quarterly, to determine if they are uncollectible. If an interest receivable amount is deemed uncollectible, then the Company writes off that uncollectible amount of the interest receivable through a reversal of interest income.

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

Allowance for Credit Losses

The Company maintains an allowance for credit loss on its loans held for investment. Effective January 1, 2020, the Company determines its allowance for credit losses by measuring the current expected credit losses (“CECL”) on the loan portfolio on a quarterly basis. The Company utilizes a probability of default and loss given default methodology together with collateral-specific data for each loan over a reasonable and supportable forecast period after which it reverts to its historical mean loss ratio, utilizing a blended approach sourced from its own historical losses and the market losses from an engaged third party’s database, to be applied for the remaining estimable period. The CECL model requires the Company to make significant judgments, including: (i) the selection of a reasonable and supportable forecast period, (ii) the selection and weighting of appropriate macroeconomic forecast scenarios, (iii) projections for the amounts and timing of future fundings of committed balances and prepayments on CRE investments, (iv) the determination of the risk characteristics in which to pool financial assets, and (v) the appropriate historical loss data to use in the model. Unfunded commitments are not considered in the CECL reserve if they are unconditionally cancellable by the Company.

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

While a loan exhibiting credit quality deterioration may remain on accrual status, the loan is placed on non-accrual status at such time as (i) management believes that scheduled debt service payments will not be met within the coming 12 months; (ii) the loan becomes 90 days past due; (iii) management determines the borrower is incapable of, or has ceased efforts toward, curing the cause of the credit deterioration; or (iv) the net realizable value of the loan’s underlying collateral approximates the Company’s carrying value for such loan. While on non-accrual status, the Company recognizes interest income only when an actual payment is received if a credit analysis supports the borrower’s principal repayment capacity. When a loan is placed on non-accrual, previously accrued and uncollected interest is reversed from interest income.

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

DECEMBER 31, 2022

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

The Company’s rental operating revenue consists of fixed contractual base rent arising from tenant leases at the Company’s office and student housing properties under operating leases. Revenue is recognized on a straight-line basis over the non-cancelable terms of the related leases. For leases that have fixed and measurable rent escalations, the difference between such rental income earned and the cash rent due under the provisions of the lease is recorded in the Company’s consolidated balance sheets. The Company moves to cash basis operating lease income recognition in the period in which collectability of all lease payments is no longer considered probable. At such time, any uncollectible receivable balance will be written off.

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

Investment in Real Estate

The Company acquires investments in real estate through direct equity investments and as a result of its lending activities (i.e. through foreclosure or the receipt of the deed-in-lieu of foreclosure on a property). Acquired investments in real estate assets are recorded initially at fair value in accordance with U.S. GAAP. The Company allocates the purchase price of its acquired assets and assumed liabilities based on the relative fair values of the assets acquired and liabilities assumed. The Company accounts for leases that it acquires as operating leases.

(Back to Index)

(Back to Index)

ACRES COMMERCIAL REALTY CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

DECEMBER 31, 2022

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

Investments in real estate are carried net of accumulated depreciation. The Company depreciates real property, building and tenant improvements and furniture, fixtures, and equipment using the straight-line method over the estimated useful lives of the assets unless the asset is designated as held for sale. The Company amortizes any acquired intangible assets using the straight-line method over the estimated useful lives of the intangible assets. The Company amortizes the value allocated to lease right of use assets and related in-place lease liabilities, when determined to be operating leases, using the straight-line method over the remaining lease term. The value allocated to any associated above or below market lease intangible asset or liability is amortized to lease expense over the remaining lease term.

Ordinary repairs and maintenance are expensed as incurred. Costs related to the improvement of the real property are capitalized and depreciated over their useful lives. Costs related to the development and construction of real property are capitalized to Construction in Progress during the period beginning with the commencement of development and ending with the completion of construction.

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

Leases

The value of the operating leases are determined through the discounted cash flow method and are recognized on the consolidated balance sheets as offsetting right of use assets and lease liabilities. The operating lease for the Company’s office space is amortized over the lease term, or seven years, using the effective-interest method. The Company’s operating lease for office equipment is amortized over the lease term, or three years, using the straight-line method.

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

DECEMBER 31, 2022

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

DECEMBER 31, 2022

The Company accounts for taxes assessed by a governmental authority that is directly imposed on a revenue-producing transaction (e.g., sales, use, value added) on a net (excluded from revenue) basis.

The Company established a full valuation allowance against its net deferred tax asset that was tax effected at $21.2 million and $21.4 million, at December 31, 2022 and 2021, respectively, as the Company believed it was more likely than not that all of the deferred tax assets would not be realized. This assessment was based on the Company’s cumulative historical losses and uncertainties as to the amount of taxable income that would be generated in future years in its TRSs.

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

Earnings Per Share

The Company presents both basic and diluted earnings per share (“EPS”). Basic EPS excludes dilution and is computed by dividing net income (loss) allocable to common shares by the weighted average number of shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock, where such exercise or conversion would result in a lower EPS amount.

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

Reference Rate Reform

Historically, the Company has used LIBOR as the benchmark interest rate for its floating-rate whole loans and the Company has been exposed to LIBOR through its floating-rate borrowings. Many of its floating-rate whole loans, CRE securitizations and term warehouse financing facilities included one-month LIBOR as the original contractual benchmark interest rate. The Company's unsecured

(Back to Index)

(Back to Index)

ACRES COMMERCIAL REALTY CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

DECEMBER 31, 2022

junior subordinated debentures use three-month LIBOR as the contractual benchmark rate. In March 2021, the United Kingdom’s, or U.K.’s, Financial Conduct Authority (“FCA”) announced that it would cease publication of the one-week and the two-month USD LIBOR immediately after December 31, 2021, and cease publication of the remaining tenors immediately after June 30, 2023. In July 2021, the U.S. Federal Reserve, in conjunction with the Alternative Reference Rates Committee, a steering committee comprising large U.S. financial institutions, has identified Secured Overnight Financing Rate (“SOFR”) as its preferred alternative rate for LIBOR.

All variable rate loans originated by the Company beginning January 1, 2022 have been benchmarked to SOFR. Additionally, all of its floating-rate whole loans contain provisions that provide for the transition of the contractual benchmark rate to an alternative rate. At December 31, 2022, the Company's loan portfolio had a carrying value of $2.0 billion of floating rate loans, 68.3% or $1.4 billion of which have interest rates tied to LIBOR and 31.7% or $646.2 million of which have interest rates tied to SOFR.

In September 2021 and January 2022, the term warehouse financing facilities with JPMorgan Chase Bank, N.A. (“JPMorgan Chase”) and Morgan Stanley Mortgage Capital Holdings LLC (“Morgan Stanley”), respectively, were amended to allow for the transition to alternative rates, including rates tied to SOFR, subject to benchmark transition events. Additionally, during the year ended December 31, 2022, the Company entered into a loan agreement to finance the acquisition of a student housing complex, which uses SOFR as its benchmark interest rate. At December 31, 2022, the Company had $1.7 billion of floating rate borrowings, 75.8% or $1.3 billion of which have interest rates tied to LIBOR and 24.2% or $419.2 million of which have interest rates tied to SOFR.

The Company expects to complete the process of converting its LIBOR-based loans and borrowings to an applicable benchmark interest rate during 2023.

(Back to Index)

(Back to Index)

ACRES COMMERCIAL REALTY CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

DECEMBER 31, 2022

Recent Accounting Standards

Accounting Standards Adopted in 2022

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

Reclassifications

Certain reclassifications have been made to the 2020 consolidated financial statements to conform to the 2021 presentation. These reclassifications had no effect on net loss reported.

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

Consolidated VIEs (the Company is the primary beneficiary)

Based on management’s analysis, the Company was the primary beneficiary of five and seven VIEs at December 31, 2022 and 2021, respectively (collectively, the “Consolidated VIEs”).

The Consolidated VIEs are CRE securitizations and CDOs that were formed on behalf of the Company to invest in real estate-related securities, commercial mortgage-backed securities (“CMBS”), syndicated corporate loans and corporate bonds were financed by the issuance of debt securities. By financing these assets with long-term borrowings through the issuance of debt securities, the Company seeks to generate attractive risk-adjusted equity returns and to match the term of its assets and liabilities. The primary beneficiary determination for each of these VIEs was made at each VIE’s inception and is continually assessed.

In April 2022, the Company contributed an initial investment of $13.0 million for a 72.1% interest in Charles Street-ACRES FSU Student Venture, LLC (the “FSU Student Venture”). The FSU Student Venture, a joint venture between the Company and two unrelated third parties, was formed for the purpose of developing a student housing project. The FSU Student Venture was determined not to be a VIE as there was sufficient equity at risk, it does not have disproportionate voting rights and its members all have the following characteristics: (1) the power to direct activities, (2) the obligation to absorb losses and (3) the right to receive residual returns.

(Back to Index)

(Back to Index)

ACRES COMMERCIAL REALTY CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

DECEMBER 31, 2022

However, the Company consolidated the FSU Student Venture due to its 72.1% interest that provides the Company with unilateral control over all major decisions of the joint venture. The portion of the joint venture that the Company does not own is presented as non-controlling interest at and for the periods presented in the Company’s consolidated financial statements.

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

Creditors of the Company’s Consolidated VIEs have no recourse to the general credit of the Company, nor to each other. During the years ended December 31, 2022, 2021 and 2020, the Company did not provide any financial support to any of its VIEs nor does it have any requirement to do so, although it may choose to do so in the future to maximize future cash flows on such investments by the Company. There are no explicit arrangements that obligate the Company to provide financial support to any of its Consolidated VIEs.

The following table shows the classification and carrying values of assets and liabilities of the Company’s Consolidated VIEs at December 31, 2022 (in thousands):

	CRE Securitizations	Other	Total
ASSETS
Restricted cash	$37,872	$308	$38,180
Accrued interest receivable	8,184	—	8,184
CRE loans, pledged as collateral (1)	1,456,649	—	1,456,649
Other assets	63	56	119
Total assets (2)	$1,502,768	$364	$1,503,132

LIABILITIES
Accounts payable and other liabilities	$93	$—	$93
Accrued interest payable	3,083	—	3,083
Borrowings	1,233,556	—	1,233,556
Total liabilities	$1,236,732	$—	$1,236,732

(1)
Excludes allowance for credit losses.
(2)
Assets of each of the Consolidated VIEs may only be used to settle the obligations of each respective VIE.

Unconsolidated VIEs (the Company is not the primary beneficiary, but has a variable interest)

Based on management’s analysis, the Company is not the primary beneficiary of the VIEs discussed below since it does not have both (i) the power to direct the activities that most significantly impact the VIE’s economic performance and (ii) the obligation to absorb the losses of the VIE or the right to receive the benefits from the VIE, which could be significant to the VIE. Accordingly, the following VIEs are not consolidated in the Company’s financial statements at December 31, 2022. The Company continuously reassesses whether it is deemed to be the primary beneficiary of its unconsolidated VIEs. The Company’s maximum exposure to risk for each of these unconsolidated VIEs is set forth in the “Maximum Exposure to Loss” column in the table below.

(Back to Index)

(Back to Index)

ACRES COMMERCIAL REALTY CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

DECEMBER 31, 2022

Unsecured Junior Subordinated Debentures

The Company has a 100% interest in the common shares of Resource Capital Trust I (“RCT I”) and RCC Trust II (“RCT II”), respectively, with a value of $1.5 million in the aggregate, or 3.0% of each trust, at December 31, 2022. RCT I and RCT II were formed for the purposes of providing debt financing to the Company. The Company completed a qualitative analysis to determine whether it is the primary beneficiary of each of the trusts and determined that it was not the primary beneficiary of either trust because it does not have the power to direct the activities most significant to the trusts, which include the collection of principal and interest through servicing rights. Accordingly, neither trust is consolidated into the Company’s consolidated financial statements.

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

The following table shows the classification, carrying value and maximum exposure to loss with respect to the Company’s unconsolidated VIEs at December 31, 2022 (in thousands):

	Unsecured Junior Subordinated Debentures	Maximum Exposure to Loss
ASSETS
Accrued interest receivable	$11	$—
Investments in unconsolidated entities	1,548	$1,548
Total assets	1,559

LIABILITIES
Accrued interest payable	378	N/A
Borrowings	51,548	N/A
Total liabilities	51,926
Net (liability) asset	$(50,367)

At December 31, 2022, there were no explicit arrangements or implicit variable interests that could require the Company to provide financial support to any of its unconsolidated VIEs.

(Back to Index)

(Back to Index)

ACRES COMMERCIAL REALTY CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

DECEMBER 31, 2022

NOTE 4 - SUPPLEMENTAL CASH FLOW INFORMATION

The following table summarizes the Company’s supplemental disclosure of cash flow information (in thousands):

	Years Ended December 31,
	2022	2021	2020
Supplemental cash flows:
Interest expense paid in cash	$70,025	$42,345	$44,677
Income taxes paid in cash	228	—	—
Non-cash operating activities include the following:
Acquisition of below-market lease intangible related to the receipt of deed in lieu of foreclosure	$—	$—	$(2,490)
Acquisition of right of use asset related to the receipt of deed in lieu of foreclosure	—	—	(3,113)
Assumption of operating lease related to the receipt of deed in lieu of foreclosure	—	—	3,113
Acquisition of other right of use assets	(299)	(479)	—
Assumption of other operating lease liabilities	299	479	—
Non-cash investing activities include the following:
Investment in property held for sale related to the receipt of deed in lieu of foreclosure	$(14,299)	$(17,600)	$—
Proceeds from the relinquishment of investment securities available-for-sale	—	—	369,873
Proceeds from the receipt of deed in lieu of foreclosure on loan	14,299	17,600	39,750
Investment in real estate assets related to the receipt of deed in lieu of foreclosure	—	—	(33,924)
Investment in intangible assets related to the receipt of deed in lieu of foreclosure	—	—	(3,336)
Non-cash financing activities include the following:
Repayment of repurchase agreements from the relinquishment of investment securities available-for-sale	$—	$—	$(369,873)
Distributions on preferred stock accrued but not paid	3,262	3,262	1,725

NOTE 5 - RESTRICTED CASH

The following table summarizes the Company’s restricted cash (in thousands):

	December 31,
	2022	2021
Restricted cash:
Cash held by consolidated CRE securitizations, CDOs and CLOs	$38,180	$248,071
Restricted cash held in escrow for tax payments	274	—
Restricted cash pledged with minimum reserve balance requirements	125	360
Total	$38,579	$248,431

(Back to Index)

(Back to Index)

ACRES COMMERCIAL REALTY CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

DECEMBER 31, 2022

NOTE 6 - LOANS

The following is a summary of the Company’s loans (dollars in thousands, except amounts in footnotes):

Description	Quantity	Principal	Unamortized (Discount) Premium, net (1)	Amortized Cost	Allowance for Credit Losses	Carrying Value	Contractual Interest Rates (2)	Maturity Dates (3)(4)
At December 31, 2022:
CRE loans held for investment:
Whole loans (5)(6)	81	$2,065,504	$(12,614)	$2,052,890	$(14,103)	$2,038,787	1M BR plus 2.85% to 1M BR plus 8.50%	January 2023 to July 2026
Mezzanine loan (5)	1	4,700	—	4,700	(4,700)	—	10.00%	June 2028
Total CRE loans held for investment		$2,070,204	$(12,614)	$2,057,590	$(18,803)	$2,038,787

At December 31, 2021:
CRE loans held for investment:
Whole loans (5)(6)	93	$1,891,795	$(13,944)	$1,877,851	$(8,550)	$1,869,301	1M BR plus 2.70% to 1M BR plus 8.50%	January 2022 to September 2025
Mezzanine loan (5)	1	4,700	—	4,700	(255)	4,445	10.00%	June 2028
Total CRE loans held for investment		$1,896,495	$(13,944)	$1,882,551	$(8,805)	$1,873,746

(1)
Amounts include unamortized loan origination fees of $12.3 million and $13.6 million and deferred amendment fees of $308,000 and $307,000 at December 31, 2022 and 2021, respectively. Additionally, the amounts include unamortized loan acquisition costs of $7,300 at December 31, 2021. At December 31, 2022, the Company had no unamortized loan acquisition costs.
(2)
Weighted-average one-month benchmark rate (“BR”) floors were 0.68% and 0.75% at December 31, 2022 and 2021, respectively. Benchmark rates comprise one-month LIBOR or one-month Term SOFR. At both December 31, 2022 and 2021, all but one of the Company’s floating-rate whole loans had one-month benchmark floors.
(3)
Maturity dates exclude contractual extension options, subject to the satisfaction of certain terms, that may be available to the borrowers.
(4)
Maturity dates exclude three whole loans, with amortized costs of $51.6 million and $27.9 million, in maturity default at December 31, 2022 and 2021, respectively.
(5)
Substantially all loans are pledged as collateral under various borrowings at December 31, 2022 and 2021.
(6)
CRE whole loans had $158.2 million and $157.6 million in unfunded loan commitments at December 31, 2022 and 2021, respectively. These unfunded loan commitments are advanced as the borrowers formally request additional funding and meet certain benchmarks, as permitted under the applicable loan agreement, and any necessary approvals have been obtained.

The following is a summary of the contractual maturities of the Company’s CRE loans held for investment, at amortized cost (in thousands, except amounts in the footnotes):

Description	2023	2024	2025 and Thereafter	Total
At December 31, 2022:
Whole loans (1)	$268,120	$882,175	$851,031	$2,001,326
Mezzanine loan	—	—	4,700	4,700
Total CRE loans (2)	$268,120	$882,175	$855,731	$2,006,026

Description	2022	2023	2024 and Thereafter	Total
At December 31, 2021:
Whole loans (1)	$377,024	$230,872	$1,242,013	$1,849,909
Mezzanine loan	—	—	4,700	4,700
Total CRE loans (2)	$377,024	$230,872	$1,246,713	$1,854,609
(1)
Maturity dates exclude three whole loans with amortized costs of $51.6 million and $27.9 million in maturity default at December 31, 2022 and 2021, respectively.

(Back to Index)

(Back to Index)

ACRES COMMERCIAL REALTY CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

DECEMBER 31, 2022

(2)
At December 31, 2022, the amortized costs of the CRE whole loans, summarized by contractual maturity assuming full exercise of the extension options, were $113.8 million, $68.6 million and $1.8 billion in 2023, 2024 and 2025 and thereafter, respectively. At December 31, 2021, the amortized costs of the CRE whole loans, summarized by contractual maturity assuming full exercise of the extension options, were $52.0 million, $127.6 million and $1.7 billion in 2022, 2023 and 2024 and thereafter, respectively.

At December 31, 2022, 23.2%, 21.5% and 16.2% of the Company’s CRE loan portfolio was concentrated in the Southwest, Southeast and Mountain regions, respectively, based on carrying value, as defined by the NCREIF. At December 31, 2021, 28.4%, 18.4%, and 15.2% of the Company’s CRE loan portfolio was concentrated in the Southeast, Southwest, and Mid-Atlantic regions, respectively, based on carrying value. No single loan or investment represented more than 10% of the Company’s total assets and no single investment group generated over 10% of its total revenue.

Principal Paydowns Receivable

Principal paydowns receivable represents loan principal payments that have been received by the Company’s servicers and trustees but have not been remitted to the Company. At December 31, 2022, the Company had no loan principal paydowns receivable. At December 31, 2021, the Company had $14.9 million of loan principal paydowns receivable, all of which was received by the Company during January 2022.

NOTE 7 - FINANCING RECEIVABLES

The following tables show the activity in the allowance for credit losses for the years ended December 31, 2022 and 2021 (in thousands):

	Years Ended December 31,
	2022	2021
Allowance for credit losses at beginning of year	$8,805	$34,310
Provision for (reversal of) credit losses	12,295	(21,262)
Charge offs	(2,297)	(4,243)
Allowance for credit losses at end of year	$18,803	$8,805

During the year ended December 31, 2020, higher expected unemployment and increased volatility in CRE asset pricing and liquidity as a result of the COVID-19 pandemic significantly impacted assumptions in the Company’s CECL estimates and resulted in a net provision for credit losses of $30.8 million. However, the discovery and distribution of vaccines and other treatments for COVID-19 led to a recovery of the global economy and markets worldwide, which resulted in a net reversal of credit losses of $21.3 million during the year ended December 31, 2021. The ensuing macroeconomic factors, including expected increases in inflation, short-term interest rates that collateralize the Company's loans, energy prices and continued global supply chain dislocation trending negative, compounded by an increase in portfolio credit risk indicated in property-level cash flows, resulted in a net provision of expected credit losses of $12.3 million during the year ended December 31, 2022.

In addition to the Company’s general estimate of credit losses, the Company may also be required to individually evaluate collateral-dependent loans for credit losses if it has determined that foreclosure or sale of the loan or the underlying collateral is probable. At December 31, 2022 and 2021, $4.7 million and $2.3 million, respectively, of the Company’s allowance for credit losses resulted from collateral-dependent loans that were individually evaluated for credit losses, details of which follow:

(Back to Index)

(Back to Index)

ACRES COMMERCIAL REALTY CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

DECEMBER 31, 2022

During the year ended December 31, 2022, the Company individually evaluated the following loans:

•
One office mezzanine loan in the Northeast region with a principal balance of $4.7 million. The Company fully reserved this loan in the fourth quarter of 2022.
•
One retail loan in the Northeast region and one office loan in the Southwest region with principal balances of $8.0 million and $20.7 million, respectively, for which foreclosure was determined to be probable. Each loan had an as-is appraised value in excess of its principal and interest balances, and, as such, had no CECL allowance at December 31, 2022.

During the year ended December 31, 2021, the Company individually evaluated the following loans:

•
An office loan in the East North Central region with a $19.9 million principal balance. The Company recorded a $2.3 million CECL allowance in the third quarter of 2021 to reflect the as-is appraised value of the property of $17.6 million. Upon receipt of the property in full satisfaction of the loan in the fourth quarter of 2021, the Company charged off the $2.3 million CECL allowance and recorded the property as a property held for sale on its consolidated balance sheets at its fair value of $17.6 million. (see Note 8).
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
•
A hotel loan in the Northeast region with a $14.0 million principal balance. The hotel loan had an as-is appraised value in excess of its principal balance, and, as such, had no CECL allowance at December 31, 2021.

During the year ended December 31, 2020, the Company individually evaluated the following loans:

•
A hotel loan in the Northeast region with a $37.9 million principal balance for which foreclosure was deemed probable. In November 2020, the Company received the deed-in-lieu of foreclosure on the property. In conjunction with the receipt of the deed, the Company obtained an updated appraisal that indicated an as-is appraised value of $39.8 million (see Note 8) and consequently reversed the then-outstanding $8.0 million CECL allowance and recorded the property as an investment in real estate on the consolidated balance sheets at its appraised value.
•
A office loan in the East North Central region with a $19.9 million principal balance and a hotel loan in the Northeast region with a $14.0 million par balance for which foreclosure was determined to be probable. The Company determined that these loans had CECL allowances of $1.9 million and $0, respectively, calculated as the difference between the as-is appraised values and the loans’ amortized costs. In September 2022, the Company sold the office property for $19.3 million with selling costs of $532,000, resulting in a gain on sale of $1.9 million. In February 2023, the Company sold the hotel property for $15.1 million (see Note 8).

In June 2020, the Company sold one CRE whole loan note for $17.4 million, which resulted in a realized loss of $1.0 million recorded in the provision for credit losses during the year ended December 31, 2020.

(Back to Index)

(Back to Index)

ACRES COMMERCIAL REALTY CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

DECEMBER 31, 2022

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

All CRE loans are evaluated for any credit deterioration by debt asset management and certain finance personnel on at least a quarterly basis. Mezzanine loans may experience greater credit risks due to their nature as subordinated investments.

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

(Back to Index)

(Back to Index)

ACRES COMMERCIAL REALTY CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

DECEMBER 31, 2022

Credit risk profiles of CRE loans at amortized cost were as follows (in thousands, except amounts in the footnote):

	Rating 1	Rating 2	Rating 3	Rating 4	Rating 5	Total (1)
At December 31, 2022:
Whole loans, floating-rate	$—	$1,635,376	309,491	$85,226	$22,797	$2,052,890
Mezzanine loan	—	—	—	—	4,700	4,700
Total	$—	$1,635,376	$309,491	$85,226	$27,497	$2,057,590

At December 31, 2021:
Whole loans, floating-rate	$—	$1,456,330	$273,078	$123,762	$24,681	$1,877,851
Mezzanine loan	—	—	—	4,700	—	4,700
Total	$—	$1,456,330	$273,078	$128,462	$24,681	$1,882,551
(1)
The total amortized cost of CRE loans excluded accrued interest receivable of $11.9 million and $6.1 million at December 31, 2022 and 2021, respectively.

Credit risk profiles of CRE loans by origination year at amortized cost were as follows (in thousands, except amounts in footnotes):

	2022	2021	2020	2019	2018	Prior	Total (1)
At December 31, 2022:
Whole loans, floating-rate: (2)
Rating 2	$526,606	$1,003,060	$64,944	$26,977	$13,789	$—	$1,635,376
Rating 3		192,490	44,657	27,881	44,463	—	309,491
Rating 4	—	—	—	20,742	64,484	—	85,226
Rating 5	—	—	—	22,797	—	—	22,797
Total whole loans, floating-rate	526,606	1,195,550	109,601	98,397	122,736	—	2,052,890
Mezzanine loan (rating 5)	—	—	—	—	4,700	—	4,700
Total	$526,606	$1,195,550	$109,601	$98,397	$127,436	$—	$2,057,590

	2021	2020	2019	2018	2017	Prior	Total (1)
At December 31, 2021:
Whole loans, floating-rate: (2)
Rating 2	$1,230,810	$150,513	$55,510	$19,497	$—	$—	$1,456,330
Rating 3	33,781	24,604	136,305	60,888	—	17,500	273,078
Rating 4	—	—	28,446	86,096	—	9,220	123,762
Rating 5	—	—	22,385	—	—	2,296	24,681
Total whole loans, floating-rate	1,264,591	175,117	242,646	166,481	—	29,016	1,877,851
Mezzanine loan (rating 4)	—	—	—	4,700	—	—	4,700
Total	$1,264,591	$175,117	$242,646	$171,181	$—	$29,016	$1,882,551

(1)
The total amortized cost of CRE loans excluded accrued interest receivable of $11.9 million and $6.1 million at December 31, 2022 and 2021, respectively.
(2)
Acquired CRE whole loans are grouped within each loan’s year of issuance.

The Company had one additional mezzanine loan that was included in assets held for sale, and that loan had no carrying value at December 31, 2022 and 2021.

(Back to Index)

(Back to Index)

ACRES COMMERCIAL REALTY CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

DECEMBER 31, 2022

Loan Portfolios Aging Analysis

The following table presents the CRE loan portfolio aging analysis as of the dates indicated for CRE loans at amortized cost (in thousands, except amounts in footnotes):

	30-59 Days	60-89 Days	Greater than 90 Days (1)	Total Past Due	Current (2)	Total Loans Receivable (3)	Total Loans > 90 Days and Accruing
At December 31, 2022:
Whole loans, floating-rate	$—	$—	$28,767	$28,767	$2,024,123	$2,052,890	$—
Mezzanine loan (4)	—	—	—	—	4,700	4,700	—
Total	$—	$—	$28,767	$28,767	$2,028,823	$2,057,590	$—

At December 31, 2021:
Whole loans, floating-rate	$—	$—	$19,916	$19,916	$1,857,935	$1,877,851	$19,916
Mezzanine loan	—	—	—	—	4,700	4,700	—
Total	$—	$—	$19,916	$19,916	$1,862,635	$1,882,551	$19,916
(1)
During the years ended December 31, 2022, 2021 and 2020, the Company recognized interest income of $1.5 million, $2.0 million and $2.0 million, respectively, on two loans with principal payments past due greater than 90 days at December 31, 2022.
(2)
Includes one whole loan with total amortized costs of $22.8 million and $8.0 million in maturity default at December 31, 2022 and 2021, respectively.
(3)
The total amortized cost of CRE loans excluded accrued interest receivable of $11.9 million and $6.1 million at December 31, 2022 and 2021, respectively.
(4)
Fully reserved at December 31, 2022.

At December 31, 2022 and 2021, the Company had three whole loans in maturity default with total amortized costs of $51.6 million and $27.9 million, respectively. In July 2022, the Company received the deed-in-lieu of foreclosure on a hotel property in the Northeast region that collateralized a whole loan with an amortized cost of $14.0 million and that was in maturity default at June 30, 2022. In February 2023, the Company sold the hotel property in the Northeast region for $15.1 million (see Note 8).

During the year ended December 31, 2021, the Company received the deed-in-lieu of foreclosure on an office property in the East North Central region that collateralized a whole loan that was in maturity default at December 31, 2020 with an amortized cost of $19.9 million. In September 2022, the Company sold the office property in the East North Central region for $19.3 million with selling costs of $532,000, resulting in a gain on sale of $1.9 million. (see Note 8).

At December 31, 2022, one whole loan in maturity default, with a total amortized cost of $8.0 million, was past due on interest payments.

At December 31, 2021, three whole loans, including two loans that had maturity defaults, with a total amortized cost of $30.4 million were past due on interest payments.

During the year ended December 31, 2022, two whole loans in maturity default at December 31, 2021, including one loan that was past due on interest payments at December 31, 2021, paid off principal of $17.6 million. The payoff on one loan was the result of a discounted payoff and resulted in a realized loss of $2.3 million for which a CECL allowance was established as of December 31, 2021.

Troubled-Debt Restructurings

During the year ended December 31, 2022, the Company entered into 12 agreements that extended eight loans by a weighted average period of four months and, in certain cases, modified certain other loan terms. One formerly forborne loan was in maturity default at December 31, 2022.

No loan modifications during the years ended December 31, 2022 or 2021 resulted in TDRs.
NOTE 8 - INVESTMENTS IN REAL ESTATE AND OTHER ACQUIRED ASSETS AND ASSUMED LIABILITIES

At December 31, 2022, the Company held investments in six real estate properties, four of which are included in Investments in Real Estate, and two of which are included in Properties held for Sale on the consolidated balance sheets.

(Back to Index)

(Back to Index)

ACRES COMMERCIAL REALTY CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

DECEMBER 31, 2022

During the year ended December 31, 2022, the Company acquired two real estate properties through direct equity investments. The Company determined that the acquisition of the two properties should be accounted for as asset acquisitions. The combined acquisition-date fair value of $51.6 million was determined using third-party valuations.

In September 2022, the Company sold an office property in the East North Central region that it previously designated as a property held for sale. The office property sold for $19.3 million with selling costs of approximately $532,000, resulting in a gain on sale of $1.9 million.

In July 2022, the Company received the deed-in-lieu of foreclosure on a hotel property in the Northeast region. The Company determined that the acquisition of the property should be accounted for as an asset acquisition, and the acquisition-date fair value of $14.3 million was determined using a third-party valuation. The carrying value of the property was $13.5 million at December 31, 2022 and was reported as property held for sale on the consolidated balance sheets. There was no gain or loss recognized on conversion of the loan to property held for sale. In February 2023, the property was sold for $15.1 million and the Company expects to book a modest gain on sale in the first quarter of 2023.

In September 2022, the Company reclassified another hotel property in the Northeast region with a carrying value of $36.9 million to property held for sale, which the Company had received via deed-in-lieu of foreclosure in November 2020.

The following table summarizes the acquisition date values of acquired assets and assumed liabilities during the year ended December 31, 2022 (in thousands):

Investments in real estate, equity:
Assets acquired:
Land	$16,327
Building	65,488
Building and tenant improvements	577
Personal property	4,402
Investments in real estate	86,794
Right of use assets	19,664
Cash and other assets	2,117
Intangible assets	9,748
Total	118,323

Liabilities assumed:
Mortgage payable	18,089
Operating leases	43,260
Other liabilities	311
Subtotal	61,660
Fair value of net assets acquired	56,663

Less: Non-controlling interest	5,036

Investments in real estate from lending activities:
Property held for sale	14,299

Total fair value at acquisition of net assets acquired	$65,926

(Back to Index)

(Back to Index)

ACRES COMMERCIAL REALTY CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

DECEMBER 31, 2022

The following table summarizes the book value of the Company’s acquired assets and assumed liabilities (in thousands, except amounts in the footnotes):

	December 31, 2022			December 31, 2021
	Cost Basis	Accumulated Depreciation & Amortization	Carrying Value	Cost Basis	Accumulated Depreciation & Amortization	Carrying Value
Assets acquired:
Investments in real estate, equity:
Investments in real estate (1)	$123,219	$(2,251)	$120,968	$27,065	$(191)	$26,874
Right of use assets (2)(3)	19,664	(205)	19,459	—	—	—
Intangible assets (4)	11,474	(2,594)	8,880	1,726	(806)	920
Subtotal	154,357	(5,050)	149,307	28,791	(997)	27,794

Investments in real estate from lending activities:
Investment in real estate (5)	—	—	—	34,124	(1,689)	32,435
Properties held for sale (6)	53,769	—	53,769	17,846	—	17,846
Right of use assets (3)(7)	—	—	—	5,603	(95)	5,508
Intangible assets (8)	—	—	—	3,337	(380)	2,957
Subtotal	53,769	—	53,769	60,910	(2,164)	58,746
Total	208,126	(5,050)	203,076	89,701	(3,161)	86,540

Liabilities assumed:
Investments in real estate, equity:
Mortgage payable	18,089	155	18,244	—	—	—
Other liabilities	247	(183)	64	247	(78)	169
Lease liabilities (3)(9)	43,260	(393)	42,867	—	—	—
Subtotal	61,596	(421)	61,175	247	(78)	169

Investments in real estate from lending activities:
Liabilities held for sale	3,025	—	3,025	3,113	(53)	3,060
Total	64,621	(421)	64,200	3,360	(131)	3,229

Total net investments in real estate and properties held for sale (10)	$143,505		$138,876	$86,341		$83,311

(1)
Includes $38.4 million and $22.4 million of land, which is not depreciable, at December 31, 2022 and 2021, respectively.
(2)
Includes a right of use associated with an acquired ground lease of $42.4 million accounted for as an operating lease, an above-market lease intangible asset of $19.0 million and a customer list intangible of $402,000 at December 31, 2022. Amortization of the above-market lease intangible is booked to real estate expenses on the consolidated statements of operations.
(3)
Refer to Note 9 for additional information on the Company’s remaining operating leases.
(4)
Carrying value includes $42,000 and $819,000 of an acquired in-place lease intangible asset and $39,000 and $101,000 of an acquired leasing commission intangible asset at December 31, 2022 and 2021, respectively. In 2022, investments in real estate acquired resulted in acquisitions of intangible assets. Carrying value of these assets at December 31, 2022 included a management contract at $3.1 million, franchise intangible of $5.3 million and a customer list value of $427,000.
(5)
Includes $129,000 of building renovations assets at carrying value at December 31, 2021 made subsequent to the date of acquisition of a property.
(6)
At December 31, 2022, property held for sale includes two properties originally acquired in November 2020 and July 2022. At December 31, 2021, there was one property held for sale that was acquired in October 2021 and that was subsequently sold in September 2022.
(7)
Includes a right of use asset associated with an acquired ground lease of $3.1 million accounted for as an operating lease and a below-market lease intangible asset of $2.4 million at December 31, 2021. At December 31, 2022, these were reclassified to properties held for sale on the consolidated balance sheets.
(8)
Carrying value includes franchise agreement intangible assets of $2.6 million and a customer list intangible asset of $311,000 at December 31, 2021. At December 31, 2022, these intangible assets were reclassified to properties held for sale on the consolidated balance sheets.
(9)
Includes one ground lease at a hotel property with a remaining term of 93 years. Lease expenses for this liability for the year ended December 31, 2022 were $1.1 million.
(10)
Excludes items of working capital, either acquired or assumed.

(Back to Index)

(Back to Index)

ACRES COMMERCIAL REALTY CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

DECEMBER 31, 2022

The right of use assets and respective lease liabilities comprise the following two acquired ground leases determined to be operating leases:

•
The first ground lease has an associated below-market lease intangible asset. The payments on the ground lease consist of air rights rent, retail rent and parking rent, the amounts of which are specifically determined in the executed lease agreement and subsequently increased based on the increase of the consumer price index over a specified number of periods. The Company acquired the original 99-year lease with 66 years remaining. At December 31, 2022, 64 years remain in its term. The Company recorded lease expense of $378,000 for the year ended December 31, 2022. The Company recorded lease expense of $368,000 for the year ended December 31, 2021. The Company recorded offsetting amortization and accretion on its ground lease right of use assets and lease liabilities of $35,000 and $47,000 during the years ended December 31, 2022 and 2021, respectively.
•
The second ground lease has an associated above-market lease intangible liability. The ground lease confers the Company the right to use the land on which its hotel operates, and the ground lease payments increase 3.00% per year until 2116. The Company acquired the original 99-year lease with 94 years remaining. At December 31, 2022, 93 years remain in its term. The Company recorded lease payments of $1.3 million for the year ended December 31, 2022. The Company recorded amortization of $153,000 during the year ended December 31, 2022 related to the right of use asset and accretion of $341,000 during the year ended December 31, 2022 related to its ground lease liability.

During the years ended December 31, 2022, 2021 and 2020, the Company recorded amortization expense of $2.1 million, $1.2 million and $47,000, respectively, on its intangible assets. The Company expects to record amortization expense of $1.3 million, $1.2 million, $1.1 million, $1.0 million and $1.0 million during the 2023, 2024, 2025, 2026 and 2027 fiscal years, respectively, on its intangible assets.

NOTE 9 - LEASES

In addition to the ground leases discussed in Note 8, the Company has operating leases for office space and office equipment. The leases have terms that expire between January 2024 and September 2029. The leases on the office space and office equipment contain options for early termination granted to the Company and the lessor. Lease payments are determined as follows:

•
Office space: payments are made on a fixed schedule, escalating annually, and include the Company’s responsibility for a percentage of increases in the building’s property taxes and operating expenses over the base year.
•
Office equipment: payments are made on a fixed schedule.

The following table summarizes the Company’s operating leases (in thousands):

	December 31, 2022	December 31, 2021
Operating Leases:
Right of use assets	$822	$443
Lease liabilities	$(828)	$(477)

Weighted average remaining lease term:	6.7 years	6.6 years
Weighted average discount rate (1):	8.71%	10.65%
(1)
The market discount rate is used, when readily determinable, in calculating the present value of lease payments for the operating lease liability. Otherwise, the incremental borrowing rate on the commencement date is used.

(Back to Index)

(Back to Index)

ACRES COMMERCIAL REALTY CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

DECEMBER 31, 2022

The following table summarizes the Company’s operating lease costs and cash payments during the periods indicated (in thousands):

	Year Ended December 31, 2022	Year Ended December 31, 2021
Lease Cost:
Operating lease cost	$68	$75

Other Information:
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from operating leases	$94	$39

The following table summarizes the Company’s operating leases cash flow obligations on an undiscounted, annual basis (in thousands):

Operating Leases
2023	$158
2024	155
2025	159
2026	163
2027	167
Thereafter	303
Subtotal	1,105
Less: impact of discount	(277)
Total	$828

NOTE 10 - INVESTMENT SECURITIES AVAILABLE-FOR-SALE

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

The Company had no remaining CMBS positions at December 31, 2022 and 2021.

NOTE 11 - INVESTMENTS IN UNCONSOLIDATED ENTITIES

The Company’s investments in unconsolidated entities at December 31, 2022 and 2021 comprised a 100% interest in the common shares of RCT I and RCT II with a value of $1.5 million in the aggregate, or 3.0% of each trust. The Company records its investments in RCT I’s and RCT II’s common shares as investments in unconsolidated entities using the cost method, recording dividend income when declared by RCT I and RCT II. During the years ended December 31, 2022, 2021 and 2020, the Company recorded dividends from its investments in RCT I’s and RCT II’s common shares, reported in other revenue on the consolidated statements of operations, of $91,000, $65,000, and $76,000, respectively.

(Back to Index)

(Back to Index)

ACRES COMMERCIAL REALTY CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

DECEMBER 31, 2022

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

	Principal Outstanding	Unamortized Issuance Costs and Discounts	Outstanding Borrowings	Weighted Average Borrowing Rate	Weighted Average Remaining Maturity	Value of Collateral
At December 31, 2022:
ACR 2021-FL1 Senior Notes	$675,223	$3,826	$671,397	5.81%	13.5 years	802,643
ACR 2021-FL2 Senior Notes	567,000	4,841	562,159	6.13%	14.1 years	700,000
Senior secured financing facility	91,549	3,659	87,890	7.94%	5.0 years	196,837
CRE - term warehouse financing facilities (1)	330,849	2,561	328,288	6.85%	1.8 years	453,550
Mortgage payable	18,710	466	18,244	8.08%	2.3 years	25,400
5.75% Senior Unsecured Notes	150,000	2,493	147,507	5.75%	3.6 years	—
Unsecured junior subordinated debentures	51,548	—	51,548	8.52%	13.7 years	—
Total	$1,884,879	$17,846	$1,867,033	6.29%	10.3 years	$2,178,430

	Principal Outstanding	Unamortized Issuance Costs and Discounts	Outstanding Borrowings	Weighted Average Borrowing Rate	Weighted Average Remaining Maturity	Value of Collateral
At December 31, 2021:
XAN 2020-RSO8 Senior Notes	$142,375	$577	$141,798	2.18%	13.2 years	$229,263
XAN 2020-RSO9 Senior Notes	94,814	489	94,325	4.25%	15.3 years	144,361
ACR 2021-FL1 Senior Notes (2)	675,223	5,410	669,813	1.60%	14.5 years	802,643
ACR 2021-FL2 Senior Notes	567,000	6,437	560,563	1.90%	15.1 years	700,000
Senior secured financing facility	—	3,432	(3,432)	5.75%	6.2 years	170,791
CRE - term warehouse financing facilities (1)	71,078	4,307	66,771	2.27%	2.8 years	102,027
4.50% Convertible Senior Notes	88,014	1,583	86,431	4.50%	227 days	—
5.75% Senior Unsecured Notes (3)	150,000	3,393	146,607	5.75%	4.6 years	—
Unsecured junior subordinated debentures	51,548	—	51,548	4.12%	14.7 years	—
Total	$1,840,052	$25,628	$1,814,424	2.44%	12.7 years	$2,149,085

(1)
Principal outstanding includes accrued interest payable of $894,000 and $58,000 at December 31, 2022 and 2021, respectively.
(2)
Value of collateral excludes interest income of $730,000 and exit fees of $228,000 received as of December 31, 2021.
(3)
Includes deferred debt issuance costs of $306,000 at December 31, 2021 from the unused 12.00% senior unsecured notes due 2027 that had no outstanding balance at December 31, 2021.

(Back to Index)

(Back to Index)

ACRES COMMERCIAL REALTY CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

DECEMBER 31, 2022

Securitizations

The following table sets forth certain information with respect to the Company’s consolidated securitizations at December 31, 2022 (in thousands):

	Closing Date	Maturity Date	Reinvestment Period End (1)	Total Note Paydowns from Closing Date through December 31, 2022
ACR 2021-FL1	May 2021	June 2036	May 2023	$—
ACR 2021-FL2	December 2021	January 2037	December 2023	$—

(1)
The reinvestment period is the period in which principal proceeds received may be used to acquire CRE loans for reinvestment into the securitization.

The investments held by the Company’s securitizations collateralize the securitizations’ borrowings and, as a result, are not available to the Company, its creditors, or stockholders. All senior notes of the securitizations held by the Company at December 31, 2022 and 2021 were eliminated in consolidation.

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

(Back to Index)

(Back to Index)

ACRES COMMERCIAL REALTY CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

DECEMBER 31, 2022

ACR 2021-FL2

In December 2021, the Company closed ACRES Commercial Realty 2021-FL2 Issuer, Ltd. (“ACR 2021-FL2”), a CRE debt securitization transaction that can finance up to $700.0 million of CRE loans. ACR 2021-FL2 issued a total of $567.0 million of non-recourse, floating-rate notes to third parties at par. Additionally, ACRES RF retained 100% of the Class F and Class G notes and a subsidiary of ACRES RF retained 100% of the outstanding preference shares. The preference shares are subordinated in right of payment to all other securities issued by ACR 2021-FL2. ACR 2021-FL2 included a 180-day ramp up acquisition period that allowed it to acquire CRE loans using unused proceeds from the issuance of the non-recourse floating-rate notes. Additionally, ACR 2021-FL2 includes a reinvestment period, which ends in December 2023, that allows it to acquire CRE loans for reinvestment into the securitization using uninvested principal proceeds.

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

There were no unamortized debt issuance costs associated with the junior subordinated debentures for RCT I and RCT II outstanding at December 31, 2022 and 2021. The interest rates for RCT I and RCT II, at December 31, 2022, were 8.68% and 8.36%, respectively. The interest rates for RCT I and RCT II, at December 31, 2021, were 4.17% and 4.08%, respectively.

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

(Back to Index)

(Back to Index)

ACRES COMMERCIAL REALTY CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

DECEMBER 31, 2022

In February 2022, the Company repurchased $39.8 million of its 4.50% Convertible Senior Notes, resulting in a charge to earnings of $574,000, comprising an extinguishment of debt charge of $460,000 in connection with the acceleration of the market discount and interest expense of $114,000 in connection with the acceleration of deferred debt costs. In August 2022, the remaining $48.2 million of the 4.50% Convertible Senior Notes were paid off upon maturity at par.

During the years ended December 31, 2022 and 2021, the effective interest rate was 7.43%.

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

The Indenture contains restrictive covenants that, among other things, require the Company to maintain certain financial ratios. The foregoing limitations are subject to exceptions as set forth in the Supplemental Indenture. At December 31, 2022, the Company was in compliance with these covenants. The Indenture provides for customary events of default that include, among other things (subject in certain cases to customary grace and cure periods): (i) non-payment of principal or interest, (ii) breach of certain covenants contained in the Indenture or the 5.75% Senior Unsecured Notes, (iii) an event of default or acceleration of certain other indebtedness of the Company or a subsidiary in which the Company has invested at least $75 million in capital within the applicable grace period and (iv) certain events of bankruptcy or insolvency. Generally, if an event of default occurs (subject to certain exceptions), CTC or the holders of at least 25% in aggregate principal amount of the then outstanding 5.75% Senior Unsecured Notes may declare all of the notes to be due and payable.

12.00% Senior Unsecured Notes

On July 31, 2020, the Company entered into a Note and Warrant Purchase Agreement (the “Note and Warrant Purchase Agreement”) with Oaktree Capital Management, L.P. (“Oaktree”) and Massachusetts Mutual Life Insurance Company (“MassMutual”) pursuant to which the Company could issue to Oaktree and MassMutual from time to time up to $125.0 million aggregate principal amount of 12.00% Senior Unsecured Notes. The 12.00% Senior Unsecured Notes had an annual interest rate of 12.00%, payable up to 3.25% (at the election of the Company) as pay-in-kind interest and the remainder as cash interest. On July 31, 2020, the Company issued to Oaktree $42.0 million aggregate principal amount of the 12.00% Senior Unsecured Notes. In addition, on July 31, 2020, the Company issued to MassMutual $8.0 million aggregate principal amount of the 12.00% Senior Unsecured Notes.

At December 31, 2021, the Company had a discount of $3.1 million (the offset of which was recorded in additional paid-in capital) on the 12.00% Senior Unsecured Notes.

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

(Back to Index)

(Back to Index)

ACRES COMMERCIAL REALTY CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

DECEMBER 31, 2022

In January 2022, the Company entered into an amendment of the Note and Warrant Purchase Agreement that extended the time to July 2022 that the Company could elect to issue to Oaktree and MassMutual up to $75.0 million of principal of additional notes. The Company did not issue any additional notes under this agreement and it expired as of July 31, 2022.

Senior Secured Financing Facility, Term Warehouse Financing Facilities and Mortgage Payable

Borrowings under the Company’s senior secured financing facility, term warehouse facilities and mortgage payable are guaranteed by the Company or one or more of its subsidiaries. The following table sets forth certain information with respect to the Company’s senior secured financing facility, term warehouse facilities and mortgage payable (dollars in thousands, except amounts in footnotes):

	December 31, 2022				December 31, 2021
	Outstanding Borrowings	Value of Collateral	Number of Positions as Collateral	Weighted Average Interest Rate	Outstanding Borrowings	Value of Collateral	Number of Positions as Collateral	Weighted Average Interest Rate
Senior Secured Financing Facility
Massachusetts Mutual Life Insurance Company (1)	$87,890	$196,837	8	7.94%	$(3,432)	$170,791	9	5.75%

CRE - Term Warehouse Financing Facilities (2)
JPMorgan Chase Bank, N.A. (3)	186,783	255,095	11	6.74%	18,875	37,167	3	2.85%
Morgan Stanley Mortgage Capital Holdings LLC (4)	141,505	198,455	10	7.00%	47,896	64,860	3	2.03%

Mortgage Payable
Readycap Commercial, LLC (5)	18,244	25,400	1	8.08%	—	—	—	—
Total	$434,422	$675,787			$63,339	$272,818

(1)
Includes $3.7 million and $3.4 million of deferred debt issuance costs at December 31, 2022 and 2021, respectively.
(2)
Outstanding borrowings include accrued interest payable.
(3)
Includes $1.1 million and $1.8 million of deferred debt issuance costs at December 31, 2022 and 2021, respectively, which includes $356,000 of deferred debt issuance costs at December 31, 2021 from another term warehouse financing facility with no balance that matured in October 2022.
(4)
Includes $1.4 million and $2.2 million of deferred debt issuance costs at December 31, 2022 and 2021, respectively.
(5)
Includes $466,000 of deferred debt issuance costs at December 31, 2022.

The following table shows information about the amount at risk under the Company's financing arrangements (dollars in thousands):

	Amount at Risk (1)	Weighted Average Remaining Maturity	Weighted Average Interest Rate
At December 31, 2022:
Senior Secured Financing Facility (1)
Massachusetts Mutual Life Insurance Company	$105,818	5.0 years	7.94%
CRE - Term Warehouse Financing Facilities (1)
JPMorgan Chase Bank, N. A.	$68,768	1.8 years	6.74%
Morgan Stanley Mortgage Capital Holdings LLC	$56,817	1.8 years	7.00%
Mortgage Payable (2)
Readycap Commercial, LLC	$6,602	2.3 years	8.08%

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

(Back to Index)

(Back to Index)

ACRES COMMERCIAL REALTY CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

DECEMBER 31, 2022

The Company was in compliance with all financial covenants in each agreement at December 31, 2022.

Senior Secured Financing Facility

On July 31, 2020, an indirect, wholly owned subsidiary (“Holdings”), along with its direct wholly owned subsidiary (the “Borrower”), of the Company entered into a $250.0 million Loan and Servicing Agreement (the “MassMutual Loan Agreement”) with MassMutual and the other lenders party thereto (the “Lenders”). The asset-based revolving loan facility (the “MassMutual Facility”) provided under the MassMutual Loan Agreement has been used to finance the Company’s core CRE lending business. The MassMutual Facility initially had an interest rate of 5.75% per annum payable monthly and matured on July 31, 2027. The Company paid a commitment fee as well as other reasonable closing costs. The loans under the MassMutual Facility are available for drawing during the first two years of the MassMutual Facility (the “Availability Period”). During the Availability Period, an unused commitment fee of 0.50% per annum (payable monthly) on unused commitments under the MassMutual Loan Agreement is payable for each day on which less than 75% of the total commitment is drawn.

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

In May 2021, the MassMutual Loan Agreement was amended pursuant to which (i) Mass Mutual consented to Borrower’s formation of certain subsidiaries to hold real estate and (ii) such subsidiaries agreed to entered into guaranty agreements in favor of the secured parties under the MassMutual Loan Agreement.

In connection with the MassMutual Loan Agreement, the Company entered into a Guaranty (the “MassMutual Guaranty”) among the Company, Exantas Real Estate Funding 2018-RSO6 Investor, LLC (“RSO6”), Exantas Real Estate Funding 2019-RSO7 Investor, LLC (“RSO7”) and Exantas Real Estate Funding 2020-RSO8 Investor, LLC (“RSO8”), each an indirect, wholly owned subsidiary of the Company, in favor of the secured parties under the MassMutual Loan Agreement. As of December 31, 2021, RSO6, RSO7 and RSO8 no longer exist. Pursuant to the MassMutual Guaranty, the Company fully guaranteed all payments and performance of Holdings and the Borrower under the MassMutual Loan Agreement. Additionally, the Company, and previously RSO6, RSO7 and RSO8, made certain representations and warranties and agreed to not incur debt or liens, each subject to certain exceptions, and agreed to provide the Lenders with certain information.

The MassMutual Loan Agreement contained events of default, subject to certain materiality thresholds and grace periods, customary for this type of financing arrangement. The remedies for such events of default are also customary for this type of transaction.

The MassMutual Loan Agreement was further amended in several instances pursuant to which (i) MassMutual consented to the formation of certain subsidiaries to hold real estate and (ii) such subsidiaries agreed to enter into guaranty agreements in favor of the secured parties under the MassMutual Loan Agreement.

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

In December 2022, Holdings, the Borrower and the Lenders entered into an Amended and Restated Loan and Servicing Agreement, which amends and restates the existing loan and servicing agreement, and reflects a senior secured term loan facility, not to

(Back to Index)

(Back to Index)

ACRES COMMERCIAL REALTY CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

DECEMBER 31, 2022

exceed $500.0 million, composed of individual loan series issued upon mutual agreement of the Borrower and Lenders. Each loan series will be available for three months after the closing date agreed upon by the Borrower and Lender (“Commitment Period”), subject to the maximum dollar amount agreed upon for that series. The Commitment Period is subject to immediate termination upon the occurrence of an event of default. Each loan series will have a final maturity of five years from the issuance date for the loan series unless an additional time is mutually agreed upon by Lenders and Borrower. The advance rate on portfolio assets will be mutually agreed upon by Lenders and Borrower. Each loan series will have its own mutually agreed upon interest rate equal to one-month Term SOFR plus the applicable spread.

The Amended and Restated Loan and Servicing Agreement contains events of default, subject to certain materiality thresholds and grace periods, customary for this type of financing arrangement. The remedies for such events of default are also customary for this type of transaction and include declaring the final maturity date to have occurred and advances due and liquidation of the assets securing the series.

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

In April 2018, the Company’s indirect wholly-owned subsidiary entered into a master repurchase agreement (the “Barclays Facility”) with Barclays to finance the origination of CRE loans. In connection with the Barclays Facility, the Company entered into a guaranty agreement (the “Barclays Guaranty”) pursuant to which the Company fully guaranteed all payments and performance under the Barclays Facility. In March 2021, the Company amended the Barclays Facility to extend the revolving period through October 2021. In October 2021, the Barclays Facility and the Barclays Guaranty were amended to extend the revolving period of the facility to October 2022 and to modify the guaranty to limit financial covenants to be applicable when there are outstanding transactions. The Barclays Facility had a maximum facility amount of $250.0 million and charged interest of one-month LIBOR plus market spreads. In February 2022, the Company amended the Barclays Facility to add market terms regarding the replacement of LIBOR upon determination of a benchmark transition event. In October 2022, the Barclays Facility matured.

In October 2018, an indirect wholly-owned subsidiary of the Company entered into a master repurchase agreement (the “JPMorgan Chase Facility”) with JPMorgan Chase to finance the origination of CRE loans. In connection with the JPMorgan Chase Facility, the Company entered into a guarantee agreement (the “JPMorgan Chase Guarantee”) pursuant to which the Company fully guaranteed all payments and performance under the JPMorgan Chase Facility. In May 2020, the Company entered into an amendment to the JPMorgan Chase Guarantee that revised its minimum equity financial covenant as of February 29, 2020. In October 2020, the Company entered into an amendment to the JPMorgan Chase Guarantee that revised a covenant definition so that credit losses are determined in accordance with a risk rating-based methodology. In September and October 2021, the JPMorgan Chase Facility was amended twice, resulting in (i) the extension of the JPMorgan Chase Facility’s maturity date to October 2024, (ii) an update to the Company’s tangible net worth requirement and minimum liquidity covenant as set forth in the guarantee agreement and (iii) a modification of market terms regarding the replacement of LIBOR upon determination of a benchmark transition event. In November 2022, the JPMorgan Chase Facility was amended for the following (i) EBITDA to interest expense ratio, (ii) maximum ratio of total indebtedness to its total equity, and (iii) minimum unencumbered liquidity requirement, each through September 2023. The JPMorgan Chase Facility has a maximum facility amount of $250.0 million, charges interest of one-month benchmark plus market spreads and has an initial maturity date of October 2024.

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

DECEMBER 31, 2022

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

In November 2021, an indirect, wholly-owned subsidiary of the Company entered into a $250.0 million Master Repurchase and Securities Contract Agreement with Morgan Stanley, to be used to finance the Company’s commercial real estate lending business (the “Morgan Stanley Facility”). Each repurchase transaction will specify its own terms, such as identification of the assets subject to the transaction, sale price, repurchase price and rate. In January 2022, the Morgan Stanley Facility was amended to add market terms regarding the replacement of LIBOR upon determination of a benchmark transition event. In November 2022, the Morgan Stanley Facility was amended for the following (i) EBITDA to interest expense ratio, (ii) maximum ratio of total indebtedness to its total equity, and (iii) minimum unencumbered liquidity requirement, each through March 2024. The Morgan Stanley Facility has a maximum facility amount of $250.0 million, charges interest of one-month benchmark plus market spreads and matures in November 2024. The Company also has the right to request a one-year extension.

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

Mortgage Payable

In April 2022, Chapel Drive West, LLC, a wholly owned subsidiary of the FSU Student Venture, entered into a Loan Agreement (the “Mortgage”) with Readycap Commercial, LLC (“Readycap”) to finance the acquisition of a student housing complex. The Mortgage is interest only and has a maximum principal balance of $20.4 million, of which, $18.7 million was advanced in the initial funding. Initially, the Mortgage charged interest of 30-day average SOFR plus a spread of 3.80%. In October 2022, the Mortgage was amended to charge interest of one-month Term SOFR plus a spread of 3.80%. The Mortgage matures in April 2025, subject to two one-year extension options.

The Mortgage contains events of default, subject to certain materiality thresholds and grace periods, customary for this type of financing arrangement. The remedies for such events of default are also customary for this type of transaction.

(Back to Index)

(Back to Index)

ACRES COMMERCIAL REALTY CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

DECEMBER 31, 2022

Construction Loan

In January 2023, Chapel Drive East, LLC, a wholly owned subsidiary of the FSU Student Venture, entered into a loan agreement (the "Construction Loan Agreement") with Oceanview Life and Annuity Company ("Oceanview") to finance the construction of a student housing complex (the "Construction Loan"). The Construction Loan is interest only and has a maximum principal balance of $48.0 million. The Construction Loan charges one-month Term SOFR plus a spread of 6.00% and matures in February 2025, subject to three one-year extension options.

In addition to the Construction Loan, Chapel Drive East, LLC, entered into a financing agreement with Florida Pace Funding Agency to fund energy efficient building improvements and has a maximum principal balance of $15.5 million. This agreement charges fixed interest of 7.26% and matures in July 2053. The Company does not guarantee this financing agreement.

In connection with the Company's investment in the student housing complex, ACRES RF entered into guarantees related to the Construction Loan. Pursuant to the guarantees, Jason Pollack, Frank Dellaglio and ACRES RF (collectively, the "Guarantors"), for the benefit of Oceanview, provided limited "bad boy" guaranties to Oceanview pursuant to the Construction Loan Agreement until the earlier of the payment in full of the indebtedness or the date of a sale of the property pursuant to a foreclosure of the mortgage or deed or other transfer in lieu of foreclosure is accepted by Oceanview. The Guarantors also entered into a Completion Guaranty Agreement for the benefit of Oceanview to guaranty the timely completion of the project in accordance with the Construction Loan Agreement, as well as a Carry Guaranty Agreement, for the benefit of Oceanview to guaranty and unconditional payment by Chapel Drive East, LLC of all customary or necessary costs and expenses incurred in connection with the operation, maintenance and management of the property and an Environmental Indemnity Agreement jointly and severally in favor of Oceanview whereby the Guarantors serving as Indemnitors provided environmental representations and warranties, covenants and indemnifications (collectively the "Guaranties"). The Guaranties include certain financial covenants required of ACRES RF, including required net worth and liquidity requirements.

Contractual maturity dates of the Company’s borrowings’ principal outstanding by category and year are presented in the table below (in thousands, except amounts in footnotes):

	Total	2023	2024	2025	2026	2027 and Thereafter
At December 31, 2022:
CRE securitizations	$1,242,223	$—	$—	$—	$—	$1,242,223
Senior Secured Financing Facility	91,549	—	—	—	—	91,549
CRE - term warehouse financing facilities (1)	330,849	—	330,849	—	—	—
Mortgage payable	18,710	—	—	18,710	—	—
5.75% Senior Unsecured Notes	150,000	—	—	—	150,000	—
Unsecured junior subordinated debentures	51,548	—	—	—	—	51,548
Total	$1,884,879	$—	$330,849	$18,710	$150,000	$1,385,320

(1)
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

(Back to Index)

(Back to Index)

ACRES COMMERCIAL REALTY CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

DECEMBER 31, 2022

On October 4, 2021, the Company and the Manager entered into an Equity Distribution Agreement with JonesTrading Institutional Services LLC, as placement agent (“JonesTrading”), pursuant to which the Company may issue and sell from time to time up to 2.2 million shares of the Series D Preferred Stock. Sales of the Series D Preferred Stock may be made in transactions that are deemed to be “at the market” offerings, as defined in Rule 415 of the Securities Act of 1933, as amended, including without limitation, sales made directly on the New York Stock Exchange, on any other existing trading market for the shares or to or through a market maker. Subject to the terms of the Company’s notice, JonesTrading may also sell the shares by any other method permitted by law, including but not limited to in privately negotiated transactions. The Company will pay JonesTrading a commission up to 3.0% of the gross proceeds from the sales of the Series D Preferred Stock pursuant to the agreement. The terms and conditions of the agreement include various representations and warranties, conditions to closing, indemnification rights and obligations of the parties and termination provisions. During the year ended December 31, 2022, the Company did not issue any Series D Preferred Stock through this agreement. During the year ended December 31, 2021, the Company received net proceeds of $194,000 from the issuance of 7,857 shares of Series D Preferred Stock governed by the agreement.

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

At December 31, 2022, the Company had 4.8 million shares of Series C Preferred Stock and 4.6 million shares of Series D Preferred Stock outstanding, with weighted average issuance prices, excluding offering costs, of $25.00.

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

During the years ended December 31, 2022 and 2021, the Company repurchased $9.1 million and $18.4 million of its common stock, representing 848,978 and 1,346,424 shares, respectively. At December 31, 2022, $7.2 million remains available under this repurchase plan.

In connection with the Note and Warrant Purchase Agreement, the 12.00% Senior Unsecured Notes give Oaktree and MassMutual warrants to purchase an aggregate of up to 1,166,653 shares of common stock at an exercise price of $0.03 per share, subject to certain potential adjustments. On July 31, 2020, concurrently with the issuance of the 12.00% Senior Unsecured Notes, the Company issued to Oaktree warrants to purchase 391,995 shares of common stock for an aggregate purchase price of $42.0 million and issued to MassMutual warrants to purchase 74,666 shares of common stock for an aggregate purchase price of $8.0 million. The warrants are recorded in additional paid-in capital on the consolidated balance sheets at their fair value of $3.1 million at issuance. The warrants are immediately exercisable on issuance and expire seven years from the issuance date. The warrants can be exercised with cash or as a net exercise. In July 2022, MassMutual exercised their warrants to purchase 74,666 shares.

NOTE 14 - SHARE-BASED COMPENSATION

In June 2021, the Company’s shareholders approved the ACRES Commercial Realty Corp. Third Amended and Restated Omnibus Equity Compensation Plan (the “Omnibus Plan”) and the ACRES Commercial Realty Corp. Manager Incentive Plan (the “Manager Plan” and together with the Omnibus Plan, the “Plans”). The Omnibus Plan was amended (i) increase the number of shares authorized for issuance by an additional 1,100,000 shares of common stock less any shares of common stock issued or subject to awards granted under the Manager Plan; and (ii) extend the expiration date of the Omnibus Plan from June 2029 to June 2031. The maximum number of shares that may be subject to awards granted under the Plans, determined on a combined basis, will be 1,700,817 shares of common stock.

(Back to Index)

(Back to Index)

ACRES COMMERCIAL REALTY CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

DECEMBER 31, 2022

The Company recognized stock-based compensation expense of $3.6 million, $1.7 million and $3.1 million during the years ended December 31, 2022, 2021 and 2020, respectively, related to restricted stock.

The following table summarizes the Company’s restricted common stock transactions:

	Manager	Directors	Total Number of Shares	Weighted-Average Grant-Date Fair Value
Unvested shares at January 1, 2022	299,999	33,330	333,329	$17.39
Issued	299,999	33,334	333,333	11.85
Vested	(74,999)	(8,330)	(83,329)	17.39
Forfeited	—	—	—	—
Unvested shares at December 31, 2022	524,999	58,334	583,333	$14.22

The unvested restricted common stock shares are expected to vest during the following years:

Shares
2023	166,658
2024	166,658
2025	166,671
2026	83,346
Total	583,333

The shares issued during the year ended December 31, 2022 will vest in installments over a four-year period, pursuant to the terms of the respective award agreements. At December 31, 2022, total unrecognized compensation costs relating to unvested restricted stock was $4.5 million based on the grant date fair value of shares granted. The cost is expected to be recognized over a weighted average period of 3.0 years.

Under the Company’s Fourth Amended and Restated Management Agreement, as amended (“Management Agreement”), incentive compensation is paid quarterly. Up to 75% of the incentive compensation is paid in cash and at least 25% is paid in the form of an award of common stock recorded in management fees on the consolidated statements of operations. During the year ended December 31, 2022, the Company incurred incentive compensation payable to the Manager of $340,000, of which $170,000 was payable in cash and $170,000, representing 17,780 shares, was payable in common stock. No incentive compensation was paid to the Manager for the years ended December 31, 2021 and 2020.

The Omnibus Plan and the Manager Plan are administered by the compensation committee of the Company’s Board (the “Compensation Committee”). In 2020, the Compensation Committee and the Board created parameters for equity awards, whereby they are no longer discretionary but are now based upon the Company’s achievement of performance parameters using book value of the common stock as the appropriate benchmark. See Note 18 for a description of awards made under the Manager Plan.

(Back to Index)

(Back to Index)

ACRES COMMERCIAL REALTY CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

DECEMBER 31, 2022

NOTE 15 - EARNINGS PER SHARE

The following table presents a reconciliation of basic and diluted earnings (losses) per common share for the periods presented (dollars in thousands, except per share amounts):

	Years Ended December 31,
	2022	2021	2020
Net income (loss)	$10,426	$33,923	$(197,713)
Net income allocated to preferred shares	(19,422)	(15,887)	(10,350)
Net loss allocable to non-controlling interest, net of taxes	197	—	—
Net (loss) income allocable to common shares	$(8,799)	$18,036	$(208,063)

Weighted average number of common shares outstanding:
Weighted average number of common shares outstanding - basic	8,380,490	9,269,607	10,566,904
Weighted average number of warrants outstanding (1)	431,271	466,661	196,357
Total weighted average number of common shares outstanding - basic	8,811,761	9,736,268	10,763,261
Effect of dilutive securities - unvested restricted stock	—	26,949	—
Weighted average number of common shares outstanding - diluted	8,811,761	9,763,217	10,763,261

Net (loss) income per common share - basic	$(1.00)	$1.85	$(19.33)
Net (loss) income per common share - diluted	$(1.00)	$1.85	$(19.33)
(1)
See Note 13 for further details regarding the warrants.

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

The Company’s 2023 distributions are, and will be, determined by the Company’s Board, which will also consider the composition of any distributions declared, including the option of paying a portion in cash and the balance in additional shares of common stock.

For the years ended December 31, 2022, 2021 and 2020, the Company did not pay any common share distributions.

(Back to Index)

(Back to Index)

ACRES COMMERCIAL REALTY CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

DECEMBER 31, 2022

The following table presents distributions declared (on a per share basis) for the years ended December 31, 2022, 2021 and 2020 with respect to the Company’s Series C Preferred Stock and Series D Preferred Stock:

	Series C Preferred Stock			Series D Preferred Stock
	Date Paid	Total Distribution Paid	Distribution Per Share	Date Paid	Total Distribution Paid	Distribution Per Share
		(in thousands)			(in thousands)
2022
December 31	January 30, 2023	$2,587	$0.5390625	January 30, 2023	$2,268	$0.4921875
September 30	October 31	2,587	0.5390625	October 31	2,268	0.4921875
June 30	August 1	2,588	0.5390625	August 1	2,268	0.4921875
March 31	May 2	2,588	0.5390625	May 2	2,268	0.4921875
2021
December 31	January 31, 2022	$2,588	$0.5390625	January 31, 2022	$2,268	$0.4921875
September 30	November 1	2,588	0.5390625	November 1	2,264	0.4921875
June 30	July 30	2,588	0.5390625	July 30	1,736	0.3773440
March 31	April 30	2,588	0.5390625	N/A	N/A	N/A
2020
December 31	February 1, 2021	$2,587	$0.5390625	N/A	N/A	N/A
March 31, June 30, and September 30	October 25	7,763	1.6171875	N/A	N/A	N/A

NOTE 17 - ACCUMULATED OTHER COMPREHENSIVE LOSS

The following table presents the changes in net unrealized loss on derivatives, the sole component of accumulated other comprehensive loss, for the year ended December 31, 2022 (in thousands):

Accumulated Other Comprehensive Loss - Net Unrealized Gain on Derivatives
Balance at January 1, 2022	$(8,127)
Amounts reclassified from accumulated other comprehensive loss (1)	1,733
Balance at December 31, 2022	$(6,394)

(1)
Amounts reclassified from accumulated other comprehensive loss are reclassified to interest expense on the Company’s consolidated statements of operations.

(Back to Index)

(Back to Index)

ACRES COMMERCIAL REALTY CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

DECEMBER 31, 2022

NOTE 18 - RELATED PARTY TRANSACTIONS

Management Agreement

In March 2005, the Company entered into a Management Agreement, which was last amended on February 16, 2021, with the Manager pursuant to which the Manager provides the day-to-day management of the Company’s operations. The Management Agreement requires the Manager to manage the Company’s business affairs in conformity with the policies and investment guidelines established by the Company’s Board. The Manager provides its services under the supervision and direction of the Company’s Board. The Manager is responsible for the selection, purchase and sale of the Company’s portfolio investments, its financing activities and providing investment advisory services. The Manager and its affiliates also provide the Company with a Chief Financial Officer and a sufficient number of additional accounting, finance, tax and investor relations professionals. The Manager receives fees and is reimbursed for its expenses as follows:

•
A monthly base management fee equal to 1/12th of the amount of the Company’s equity multiplied by 1.50%; provided, however, that for each calendar month through July 31, 2022, such fee was equal to a minimum of $442,000. Under the Management Agreement, “equity” is equal to the net proceeds from issuances of shares of capital stock (or the value of common shares upon the conversion of convertible securities), after deducting any underwriting discounts and commissions and other expenses and costs relating to such issuance, plus or minus the Company’s retained earnings (excluding non-cash equity compensation incurred in current or prior periods) less all amounts the Company has paid for common stock and preferred stock repurchases. The calculation is adjusted for one-time events due to changes in GAAP, as well as other non-cash charges, upon approval of the Company’s independent directors.
•
Incentive compensation, calculated quarterly until the quarter ended December 31, 2022 as follows: (A) 20% of the amount by which the Company’s EAD (as defined in the Management Agreement) for a quarter exceeds the product of (i) the weighted average of (x) the book value divided by 10,293,783 and (y) the per share price (including the conversion price, if applicable) paid for the Company’s common shares in each offering (or issuance, upon the conversion of convertible securities) by it subsequent to September 30, 2017, multiplied by (ii) the greater of (x) 1.75% and (y) 0.4375% plus one-fourth of the Ten Year Treasury Rate for such quarter; multiplied by (B) the weighted average number of common shares outstanding during such quarter; subject to adjustment (a) to exclude events pursuant to changes in GAAP or the application of GAAP as well as non-recurring or unusual transactions or events, after discussion between the Manager and the independent directors and approval by a majority of the independent directors in the case of non-recurring or unusual transactions or events, and (b) to deduct an amount equal to any fees paid directly by a TRS (or any subsidiary thereof) to employees, agents and/or affiliates of the Manager with respect to profits of such TRS (or subsidiary thereof) generated from the services of such employees, agents and/or affiliates, the fee structure of which shall have been approved by a majority of the independent directors and which fees may not exceed 20% of the net income (before such fees) of such TRS (or subsidiary thereof).

With respect to each fiscal quarter commencing with the quarter ended December 31, 2022, an incentive management fee calculated and payable in arrears in an amount, not less than zero, equal to:

•
for the first full calendar quarter ended December 31, 2022, the product of (a) 20% and (b) the excess of (i) EAD of the Company for such calendar quarter, over (ii) the product of (A) the Company’s book value equity as of the end of such calendar quarter, and (B) 7% per annum;
•
for each of the second, third and fourth full calendar quarters following the calendar quarter ended December 31, 2022, the excess of (1) the product of (a) 20% and (b) the excess of (i) EAD of the Company for the calendar quarter(s) following September 30, 2022, over (ii) the product of (A) the Company’s book value equity in the calendar quarter(s) following September 30, 2022, and (B) 7% per annum, over (2) the sum of any incentive compensation paid to the Manager with respect to the prior calendar quarter(s) following September 30, 2022 (other than the most recent calendar quarter); and

(Back to Index)

(Back to Index)

ACRES COMMERCIAL REALTY CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

DECEMBER 31, 2022

•
for each calendar quarter thereafter, the excess of (1) the product of (a) 20% and (b) the excess of (i) EAD of the Company for the previous 12-month period, over (ii) the product of (A) the Company’s book value equity in the previous 12-month period, and (B) 7% per annum, over (2) the sum of any incentive compensation paid to the Manager with respect to the first three calendar quarters of such previous 12-month period; provided, however, that no incentive compensation shall be payable with respect to any calendar quarter unless EAD for the 12 most recently completed calendar quarters (or such lesser number of completed calendar quarters from September 30, 2022) in the aggregate is greater than zero.
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

DECEMBER 31, 2022

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

Effective on July 31, 2020, the Company has a Management Agreement with the Manager pursuant to which the Manager provides the day-to-day management of the Company’s operations and receives management fees. For the years ended December 31, 2022, 2021 and 2020, the Manager earned base management fees of $6.7 million, $6.1 million and $2.2 million, respectively. For the year ended December 31, 2022, the Manager earned incentive management fees of $340,000, of which $170,000 was payable at year end in cash and $170,000 was payable at year end in common stock. No incentive compensation was earned or payable at year end for the years ended December 31, 2021 and 2020. At December 31, 2022 and 2021, $558,000 and $561,000, respectively, of base management fees were payable by the Company to the Manager.

The Manager and its affiliates provided the Company with a Chief Financial Officer and a sufficient number of additional accounting, finance, tax and investor relations professionals. The Company reimbursed the Manager’s expenses for (a) the wages, salaries and benefits of the Chief Financial Officer, and (b) a portion of the wages, salaries and benefits of accounting, finance, tax and investor relations professionals, in proportion to such personnel’s percentage of time allocated to the Company’s operations. The Company reimbursed out-of-pocket expenses and certain other costs incurred by the Manager that related directly to the Company’s operations. For the years ended December 31, 2022, 2021 and 2020, the Company reimbursed the Manager $5.1 million, $4.7 million and $1.8 million, respectively, for all such compensation and costs. At December 31, 2022 and 2021, the Company had payables to the Manager pursuant to the Management Agreement totaling $179,000 and $1.2 million, respectively, related to such compensation and costs. The Company’s base management fee payable and expense reimbursements payable were recorded in management fee payable and accounts payable and other liabilities on the consolidated balance sheets, respectively.

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

(Back to Index)

(Back to Index)

ACRES COMMERCIAL REALTY CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

DECEMBER 31, 2022

During the years ended December 31, 2022, 2021 and 2020, the Company recorded interest income of $348,000, $357,000 and $153,000, respectively, on the ACRES Loan in other income on the consolidated statements of operations. At December 31, 2022 and 2021, the ACRES Loan had a principal balance of $11.3 million and $11.6 million recorded in loan receivable - related party on the consolidated balance sheets. At December 31, 2022 and 2021, the ACRES loan had no interest receivable.

During the year ended December 31, 2022, the Company originated one CRE whole loan with a par value of $38.6 million that was refinanced from a loan originated by affiliates of the Manager. The Company did not originate any loans that were refinanced from loans originated by affiliates of the Manager during the year ended December 31, 2021. During the year ended December 31, 2022, the Company acquired 100% equity in one property for $38.6 million, that previously served as collateral for a loan held by an affiliate of the Manager prior to the acquisition. During the year ended December 31, 2021, the Company acquired 100% equity in one property for $14.2 million, which previously served as collateral for a loan held by an affiliate of the Manager prior to the acquisition.

At December 31, 2022, the Company retained equity in two securitization entities that were structured for the Company by the Manager. Under the Management Agreement, the Manager was not separately compensated by the Company for executing this transaction and was not separately compensated for managing the securitization entity and its assets.

During the year ended December 31, 2022, the Company co-originated and entered into joint funding agreements with ACRES Loan Origination, LLC, an affiliate of ACRES Capital Corp. and the Manager, on four loan originations, with total initial fundings of $97.2 million.

Relationship with ACRES Capital Servicing LLC. Under the MassMutual Loan Agreement, ACRES Capital Servicing LLC (“ACRES Capital Servicing”), an affiliate of ACRES Capital Corp. and the Manager, serves as the portfolio servicer. Additionally, ACRES Capital Servicing served as the special servicer of XAN 2019-RSO7, XAN 2020-RSO8, and XAN 2020-RSO9 and serves as special servicer of ACR 2021-FL1, and ACR 2021-FL2. During the years ended December 31, 2022, 2021 and 2020, ACRES Capital Servicing received no portfolio servicing fees. During the years ended December 31, 2022 and 2021, ACRES Capital Servicing earned $74,000 and $14,000, respectively, in special servicing fees, of which $51,000 and $14,000 were recorded as a reduction to interest income in the consolidated statements of operations. During the year ended December 31, 2020, ACRES Capital Servicing earned no special servicing fees.

Relationship with ACRES Collateral Manager, LLC. ACRES Collateral Manager, LLC, an affiliate of ACRES Capital Corp. and the Manager, serves as the collateral manager of ACR 2021-FL1 and ACR 2021-FL2, a role for which it waived its fee.

Relationship with ACRES Development Management, LLC. ACRES Development Management, LLC (“DevCo”) is a wholly owned subsidiary of ACRES Capital Corp., the parent of the Manager. DevCo acts in various capacities as a co-developer or owner’s representative for direct equity investments within the Company’s portfolio. In November 2021, December 2021 and April 2022, the joint venture entities of the three CRE equity investments acquired through direct investment entered into development agreements with DevCo (the “Development Agreements”). Pursuant to the Development Agreements, DevCo agreed to manage the development of the projects associated with each equity investment in accordance with a development standard in exchange for fees equal to between 1.25% and 1.5% of all project costs. During the year ended December 31, 2022, $22,000 in fees were earned by DevCo for services rendered under the Development Agreements. No fees were incurred or paid to DevCo for services rendered under the Development Agreements during the year ended December 31, 2021.

Relationship with ACRES Share Holdings, LLC. In June 2021, the Company’s Manager Plan was approved by its shareholders, which authorized up to 1,100,000 shares of common stock for issuance to the Manager (less shares of common stock issued or subject to awards under the Omnibus Plan). For each of the years ended December 31, 2022 and 2021, ACRES Share Holdings, LLC, an affiliate of ACRES Capital Corp. and the Manager, was granted 299,999 shares. These shares will vest 25% for four years, on each anniversary of the issuance date. Subsequent to year end, the Company issued 17,780 shares that were payable to the Manager under the incentive management fee noted above. See Note 14 for additional details.

Relationship with C-III and certain of its Subsidiaries

Relationship with C-III and certain of its Subsidiaries. Prior to July 31, 2020, the Company had a management agreement with the Prior Manager pursuant to which the Prior Manager provided the day-to-day management of the Company’s operations and received substantial fees. For the year ended December 31, 2020, the Prior Manager earned base management fees of $3.8 million. The Prior Manager did not earn incentive compensation for the year ended December 31, 2020.

(Back to Index)

(Back to Index)

ACRES COMMERCIAL REALTY CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

DECEMBER 31, 2022

The Company reimbursed out-of-pocket expenses and certain other costs incurred by the Prior Manager and its affiliates that related directly to the Company’s operations. For the year ended December 31, 2020, the Company reimbursed the Prior Manager $4.1 million for all such compensation and costs.

In May 2019, ACRES RF entered into a Mortgage Loan Sale and Purchase Agreement (the “May 2019 Loan Acquisition Agreement”) with C-III Commercial Mortgage LLC (“C-III Commercial Mortgage”), a wholly-owned subsidiary of C-III, that provided for the acquisition by ACRES RF of certain CRE loans on a servicing-released basis at par, plus accrued and unpaid interest on each loan for an aggregate purchase price of $197.6 million. In accordance with the terms of the May 2019 Loan Acquisition Agreement, C-III Commercial Mortgage retains its title to all exit fees in excess of 0.50% of the outstanding principal balance. During the year ended December 31, 2021 and 2020, C-III Commercial Mortgage earned $361,000 and $74,000, respectively, in exit fees. C-III and its subsidiaries ceased being a related party as of July 31, 2020.

Relationship with Resource Real Estate Opportunity REIT

In July 2020, ACRES and the Company entered into agreements with Resource America pursuant to which Resource America provided office space and other office-related services as well as performed an internal audit program. In September 2020, the sublease was assigned from Resource America to Resource Real Estate Opportunity REIT and the internal audit engagement letter was assigned from Resource America to Resource NewCo LLC, a subsidiary of Resource Real Estate Opportunity REIT. A former non-employee director of the Company was an executive at, and a director of, Resource Real Estate Opportunity REIT. During the years ended December 31, 2021 and 2020, the Company incurred $67,000 and $45,000, respectively, of expenses in connection with these agreements. The Company had no payables to Resource Real Estate Opportunity REIT at December 31, 2021. These agreements were terminated as of March 31, 2021. Resource America and its subsidiaries ceased being related party as of June 2021.

NOTE 19 - FAIR VALUE OF FINANCIAL INSTRUMENTS

The Company had no financial instruments carried at fair value on a recurring basis at either December 31, 2022 or 2021.

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

CRE whole loans. The fair values of the Company’s loans held for investment are measured by discounting the expected future cash flows using the current interest rates at which similar loans would be made to borrowers with similar credit ratings and for the same remaining maturities. Par values of loans with variable interest rates are expected to approximate fair value unless evidence of credit deterioration exists, in which case the fair value approximates the par value less the loan’s allowance estimated through individual evaluation. Fair values of loans with fixed rates are calculated using the net present values of future cash flows, discounted at market rates. The Company’s floating-rate CRE loans had interest rates from 7.03% to 12.67% and 3.01% to 9.00% at December 31, 2022 and 2021, respectively.

CRE mezzanine loan. Historically, this was measured by discounting the expected remaining cash flows using the current interest rates at which similar instruments would be originated for the same remaining maturity. The Company’s mezzanine loan was discounted at a rate of 10.00%. The Company's mezzanine loan had no carrying or fair value at December 31, 2022.

Loan receivable- related party. This is estimated using a discounted cash flow model.

Senior notes in CRE securitizations. These are estimated using a discounted cash flow model with implied yields based on trades for similar securities.

Senior secured financing facility, warehouse financing facilities and mortgage payable. These are variable rate debt instruments indexed to either LIBOR or Term SOFR that reset periodically and, as a result, their carrying value approximates their fair value, excluding deferred debt issuance costs.

(Back to Index)

(Back to Index)

ACRES COMMERCIAL REALTY CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

DECEMBER 31, 2022

4.50% Convertible Senior Notes. This is determined using a discounted cash flow model that discounts the issuance’s contractual future cash flows using the current interest rate on similar debt issuances with similar terms and similar remaining maturities that do not have a conversion option.

5.75% Senior Unsecured Notes and Junior subordinated notes. These are estimated by using a discounted cash flow model.

The fair values of the Company’s financial and non-financial instruments that are not reported at fair value on the consolidated balance sheets are reported in the following table (in thousands, except amount in footnotes):

		Fair Value Measurements
	Carrying Value	Fair Value	Quoted Prices in Active Markets for Identical Assets of Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
At December 31, 2022:
Assets:
CRE whole loans	$2,038,787	$2,065,504	$—	$—	$2,065,504
Loan receivable - related party	11,275	9,672	—	—	9,672
Liabilities:
Senior notes in CRE securitizations	1,233,556	1,179,313	—	—	1,179,313
Senior secured financing facility	87,890	91,549	—	—	91,549
Warehouse financing facilities	328,288	330,848	—	—	330,848
Mortgage payable	18,244	18,710	—	—	18,710
5.75% Senior Unsecured Notes	147,507	138,435	—	—	138,435
Junior subordinated notes	51,548	35,821	—	—	35,821
At December 31, 2021:
Assets:
CRE whole loans	$1,869,301	$1,889,499	$—	$—	$1,889,499
CRE mezzanine loan	4,445	4,700	—	—	4,700
Loan receivable - related party	11,575	10,407	—	—	10,407
Liabilities:
Senior notes in CRE securitizations	1,466,499	1,473,893	—	—	1,473,893
Warehouse financing facilities	66,771	68,905	—	—	68,905
4.50% Convertible Senior Notes	86,431	87,873	—	—	87,873
5.75% Senior Unsecured Notes (1)	146,607	148,125	—	—	148,125
Junior subordinated notes	51,548	41,424	—	—	41,424

(Back to Index)

(Back to Index)

ACRES COMMERCIAL REALTY CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

DECEMBER 31, 2022

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

The Company terminated all of its interest rate swap positions associated with its financed CMBS portfolio in April 2020. At termination, the Company realized a loss of $11.8 million. At December 31, 2022 and 2021, the Company had losses of $6.6 million and $8.5 million, respectively, recorded in accumulated other comprehensive loss, which will be amortized into earnings over the remaining life of the debt. During the years ended December 31, 2022, 2021 and 2020, the Company recorded amortization expense, reported in interest expense on the consolidated statements of operations, of $1.8 million, $1.9 million and $1.3 million, respectively.

At December 31, 2022 and 2021, the Company had an unrealized gain of $256,000 and $347,000, respectively, attributable to two terminated interest rate swaps in accumulated other comprehensive loss on the consolidated balance sheets, to be accreted into earnings over the remaining life of the debt. The Company recorded accretion income, reported in interest expense on the consolidated statements of operations, of $91,000, $91,000 and $92,000 into earnings during the years ended December 31, 2022, 2021 and 2020, respectively.

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

The following table presents the effect of the derivative instruments on the consolidated statements of operations during the years ended December 31, 2022, 2021 and 2020:

		Realized and Unrealized Gain (Loss) (1)
	Consolidated Statements of Operations Location	Year Ended December 31, 2022	Year Ended December 31, 2021	Year Ended December 31, 2020
Interest rate swap contracts, hedging	Interest expense	$(1,733)	$(1,851)	$(1,562)
Interest rate swap contracts	Other (expense) income	$—	$—	$(10)

(1)
Negative values indicate a decrease to the associated consolidated statements of operations line items.

(Back to Index)

(Back to Index)

ACRES COMMERCIAL REALTY CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

DECEMBER 31, 2022

NOTE 21 - OFFSETTING OF FINANCIAL ASSETS AND LIABILITIES

The following table presents a summary of the Company’s offsetting of financial liabilities and derivative liabilities (in thousands, except amounts in footnotes):

	(i) Gross Amounts	(ii) Gross Amounts Offset on the	(iii) = (i) - (ii) Net Amounts of Liabilities Presented on the	(iv) Gross Amounts Not Offset on the Consolidated Balance Sheets
	of Recognized Liabilities	Consolidated Balance Sheets	Consolidated Balance Sheets	Financial Instruments (1)	Cash Collateral Pledged	(v) = (iii) - (iv) Net Amount
At December 31, 2022:
Warehouse financing facilities (2)	$328,288	$—	$328,288	$328,288	$—	$—
At December 31, 2021:
Warehouse financing facilities (2)	$66,771	$—	$66,771	$66,771	$—	$—

(1)
Amounts represent financial instruments pledged that are available to be offset against liability balances associated with term warehouse financing facilities, repurchase agreements and derivatives.
(2)
The combined fair value of securities and loans pledged against the Company’s various warehouse financing facilities and repurchase agreements was $453.6 million and $102.0 million at December 31, 2022 and 2021, respectively.

All balances associated with warehouse financing facilities are presented on a gross basis on the Company’s consolidated balance sheets.

Certain of the Company’s warehouse financing facilities are governed by underlying agreements that generally provide for a right of offset in the event of default or in the event of a bankruptcy of either party to the transaction.

NOTE 22 - INCOME TAXES

The following table details the components of income taxes at the Company’s TRSs (in thousands):

	Years Ended December 31,
	2022	2021	2020
Income tax (benefit) expense:
Current:
Federal	$—	$—	$—
State	13	—	—
Total current	13	—	—
Deferred:
Federal	—	—	—
State	—	—	—
Total deferred	—	—	—
Total	$13	$—	$—

(Back to Index)

(Back to Index)

ACRES COMMERCIAL REALTY CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

DECEMBER 31, 2022

A reconciliation of the income tax expense based upon the statutory tax rate to the effective income tax rate was as follows for the Company’s TRSs for the years presented (in thousands):

	Years Ended December 31,
	2022	2021	2020
Income tax (benefit) expense:
Statutory tax	$(178)	$(66)	$(37)
State and local taxes, net of federal benefit	313	(59)	(3,353)
True-up of prior period tax expense	—	—	—
Valuation allowance	(64)	125	6,407
Discontinued operations adjustment	—	—	—
Other items	(58)	—	(3,017)
Total	$13	$—	$—

The components of deferred tax assets and liabilities were as follows for the Company’s TRSs (in thousands):

	December 31,
	2022	2021
Deferred tax assets related to:
Federal, state and local loss carryforwards	$14,018	$14,362
Charitable contribution carryforward	—	58
Capital loss carryforward	309	327
Equity investments	6,657	6,728
Interest expense limitation 163(j)	527	202
Total deferred tax assets	21,511	21,677
Valuation allowance	(21,171)	(21,360)
Total deferred tax assets, net of valuation allowance	$340	$317

Deferred tax liabilities related to:
Amortization of intangibles	$(254)	$(260)
Unrealized gains	(86)	(57)
Total deferred tax liabilities	$(340)	$(317)

Deferred tax assets, net	$—	$—

At December 31, 2022 and 2021, the Company had $60.1 million and $61.1 million, respectively, of gross federal and $1.8 million and $1.9 million, respectively, of gross state and local net operating tax loss carryforwards (a collective deferred tax asset of $14.0 million and $14.4 million, respectively) reported in other assets in the Company’s consolidated balance sheets.

The Company also generated a gross capital loss carryforward of $1.0 million (tax effected expense of $309,000 at December 31, 2022) in 2021 and 2020. Due to changes in management’s focus regarding the non-core asset classes, the Company determined that it no longer expected to have sufficient forecasted taxable income to completely realize the tax benefits of the deferred tax assets at December 31, 2022 and 2021. Therefore, a full valuation allowance with a tax effected expense of $21.2 million and $21.4 million has been recorded against the deferred tax asset at December 31, 2022 and 2021, respectively. Management will continue to assess its estimate of the amount of deferred tax assets that the Company will be able to utilize.

The Company is subject to examination by the Internal Revenue Service for calendar years including and subsequent to 2019, and is subject to examination by state and local jurisdictions for calendar years including and subsequent to 2019.

(Back to Index)

(Back to Index)

ACRES COMMERCIAL REALTY CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

DECEMBER 31, 2022

NOTE 23 - QUARTERLY RESULTS

The following is a presentation of the quarterly results of operations:

	March 31	June 30	September 30	December 31
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
	(in thousands, except per share data)
Year ended December 31, 2022:
Interest income	$22,676	$27,019	$34,065	$42,514
Interest expense	14,907	15,745	22,939	28,733
Net interest income	$7,769	$11,274	$11,126	$13,781
Net income (loss)	$2,084	$5,522	$5,486	$(2,666)
Net income allocated to preferred shares	(4,855)	(4,856)	(4,855)	(4,856)
Net loss allocated to non-controlling interest, net of taxes	—	24	82	91
Net (loss) income allocable to common shares	$(2,771)	$690	$713	$(7,431)
Net (loss) income per common share - basic	$(0.30)	$0.08	$0.08	$(0.87)
Net (loss) income per common share - diluted	$(0.30)	$0.08	$0.08	$(0.87)

	March 31	June 30	September 30	December 31
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
	(in thousands, except per share data)
Year ended December 31, 2021:
Interest income	$24,749	$25,793	$23,986	$26,504
Interest expense	13,724	18,702	14,534	14,615
Net interest income	$11,025	$7,091	$9,452	$11,889
Net income (loss)	$13,056	$13,639	$(4,928)	$12,156
Net income allocated to preferred shares	(2,588)	(3,568)	(4,877)	(4,854)
Net income (loss) allocable to common shares	$10,468	$10,071	$(9,805)	$7,302
Net income (loss) per common share - basic	$1.03	$1.04	$(1.03)	$0.77
Net income (loss) per common share - diluted	$1.03	$1.04	$(1.03)	$0.76

NOTE 24 - COMMITMENTS AND CONTINGENCIES

The Company may become involved in litigation on various matters due to the nature of the Company’s business activities. The resolution of these matters may result in adverse judgments, fines, penalties, injunctions and other relief against the Company as well as monetary payments or other agreements and obligations. In addition, the Company may enter into settlements on certain matters in order to avoid the additional costs of engaging in litigation. Except as discussed below, the Company is unaware of any contingencies arising from such litigation that would require accrual or disclosure in the consolidated financial statements at December 31, 2022.

Primary Capital Mortgage, LLC (“PCM”) is subject to potential litigation related to claims for repurchases or indemnifications on loans that PCM has sold to third parties. At December 31, 2022 and 2021, no such litigation demand was outstanding. Reserves for such potential litigation demands are included in the reserve for mortgage repurchases and indemnifications that totaled $1.2 million and $1.3 million at December 31, 2022 and 2021, respectively. The reserves for mortgage repurchases and indemnifications are included in liabilities held for sale on the consolidated balance sheets.

The Company did not have any general litigation reserve at December 31, 2022 or 2021.

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

(Back to Index)

(Back to Index)

ACRES COMMERCIAL REALTY CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

DECEMBER 31, 2022

PCM is subject to additional claims for repurchases or indemnifications on loans that PCM has sold to investors. At December 31, 2022 and 2021, outstanding demands for indemnification, repurchase or make whole payments totaled $3.3 million. The Company’s estimated exposure for such outstanding claims, as well as unasserted claims, is included in its reserve for mortgage repurchases and indemnifications.

Other Guarantees

In January 2023, Chapel Drive East, LLC, a wholly owned subsidiary of the FSU Student Venture, entered into a loan agreement (the "Construction Loan Agreement") with Oceanview Life and Annuity Company ("Oceanview") to finance the construction of a student housing complex (the "Construction Loan").

In connection with the Company's investment in the student housing complex, ACRES RF entered into guarantees related to the Construction Loan. Pursuant to the guarantees, Jason Pollack, Frank Dellaglio and ACRES RF (collectively, the "Guarantors"), for the benefit of Oceanview, provided limited "bad boy" guaranties to Oceanview pursuant to the Construction Loan Agreement until the earlier of the payment in full of the indebtedness or the date of a sale of the property pursuant to a foreclosure of the mortgage or deed or other transfer in lieu of foreclosure is accepted by Oceanview. The Guarantors also entered into a Completion Guaranty Agreement for the benefit of Oceanview to guaranty the timely completion of the project in accordance with the Construction Loan Agreement, as well as a Carry Guaranty Agreement, for the benefit of Oceanview to guaranty and unconditional payment by Chapel Drive East, LLC of all customary or necessary costs and expenses incurred in connection with the operation, maintenance and management of the property and an Environmental Indemnity Agreement jointly and severally in favor of Oceanview whereby the Guarantors serving as Indemnitors provided environmental representations and warranties, covenants and indemnifications (collectively the "Guaranties"). The Guaranties include certain financial covenants required of ACRES RF, including required net worth and liquidity requirements.

Unfunded Commitments

Unfunded commitments on the Company’s originated CRE loans generally fall into two categories: (1) pre-approved capital improvement projects; and (2) new or additional construction costs subject, in each case, to the borrower meeting specified criteria. Upon completion of the improvements or construction, the Company would receive additional interest income on the advanced amount. Whole loans had $158.2 million and $157.6 million in unfunded loan commitments at December 31, 2022 and 2021, respectively. Preferred equity investments had $2.5 million in unfunded investment commitments at December 31, 2020 and were paid off during the year ended December 31, 2021.

NOTE 25 - SUBSEQUENT EVENTS

The Company has evaluated subsequent events through the filing of this report and determined that, except for the subsequent events referred to in Note 7, Note 8, Note 12 and Note 24, there have not been any events that have occurred that would require adjustments to or disclosures in the consolidated financial statements.

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

Management assessed the effectiveness of our internal control over financial reporting at December 31, 2022. In making this assessment, management used the criteria set forth in the 2013 version of the Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based upon this assessment, management concluded that our internal control over financial reporting is effective at December 31, 2022.

Our independent registered public accounting firm, Grant Thornton LLP, audited our internal control over financial reporting at December 31, 2022. Their report, dated March 7, 2023, expressed an unqualified opinion on our internal control over financial reporting. This report is included in this Item 9A.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended December 31, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

(Back to Index)

(Back to Index)

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders

ACRES Commercial Realty Corp.

Opinion on internal control over financial reporting

We have audited the internal control over financial reporting of ACRES Commercial Realty Corp. (a Maryland corporation) and subsidiaries (the “Company”) as of December 31, 2022, based on criteria established in the 2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2022, based on criteria established in the 2013 Internal Control—Integrated Framework issued by COSO.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the consolidated financial statements of the Company as of and for the year ended December 31, 2022, and our report dated March 7, 2023 expressed an unqualified opinion on those financial statements.

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

San Francisco, California

March 7, 2023

(Back to Index)

(Back to Index)

ITEM 9B. OTHER INFORMATION

None.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not applicable.

(Back to Index)

(Back to Index)

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this item will be set forth in our definitive proxy statement with respect to our 2023 annual meeting of stockholders, to be filed on or before May 1, 2023 (“2023 Proxy Statement”), which is incorporated herein by this reference.

ITEM 11. EXECUTIVE COMPENSATION

The information required by this item will be set forth in our 2023 Proxy Statement, which is incorporated herein by this reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this item will be set forth in our 2023 Proxy Statement, which is incorporated herein by this reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

The information required by this item will be set forth in our 2023 Proxy Statement, which is incorporated herein by this reference.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this item will be set forth in our 2023 Proxy Statement, which is incorporated herein by this reference.

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

4.7	Amended Junior Subordinated Note due 2036 in the principal amount of $25,774,000, dated October 26, 2009. (6)
4.8	Description of Registrant’s Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934. (70)
4.9(a)	Base Indenture, dated August 16, 2021, between the Company and the Trustee. (63)
4.9(b)	First Supplemental Indenture, dated August 16, 2021, between the Company and the Trustee. (63)
4.9(c)	Form of 5.75% Senior Note due 2026 (included in Exhibit 4.9(b))
10.1(a)	Fourth Amended and Restated Management Agreement, dated as of July 31, 2020, by and among Exantas Capital Corp., ACRES Capital, LLC and ACRES Capital Corp. (51)
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

10.2(a)	Second Amended and Restated Omnibus Equity Compensation Plan. (45)
10.2(b)	Amendment No. 1 to the Exantas Capital Corp. Second Amended and Restated Omnibus Equity Compensation Plan. (52)
10.2(c)	Third Amended and Restated Omnibus Equity Compensation Plan. (58)

(Back to Index)

(Back to Index)

10.2(d)	Form of Stock Award Agreement. (25)
10.2(e)	Form of Stock Award Agreement (for employees with Resource America, Inc. employment agreements). (25)
10.3	Form of Indemnification Agreement. (33)
10.4(a)

Loan and Servicing Agreement, dated as of July 31, 2020, among RCC Real Estate SPE Holdings LLC, as Holdings, RCC Real Estate SPE 9 LLC, as the Borrower, Massachusetts Mutual Life Insurance Company and the other Lenders from time to time party thereto, Wells Fargo Bank, National Association, as the Administrative Agent, Massachusetts Mutual Life Insurance Company, as the Facility Servicer, ACRES Capital Servicing LLC, as the Portfolio Asset Servicer, and Wells Fargo Bank, National Association, as the Collateral Custodian. (51)

10.4(b)

First Amendment to Loan and Servicing Agreement, dated as of September 16, 2020, among RCC Real Estate SPE Holdings LLC, RCC Real Estate SPE 9 LLC, Massachusetts Mutual Life Insurance Company and Wells Fargo Bank, National Association, as the Administrative Agent. (53)

10.4(c)

Second Amendment to Loan and Servicing Agreement, dated as of May 25, 2021, among RCC Real Estate SPE Holdings LLC, RCC Real Estate SPE 9 LLC, Massachusetts Mutual Life Insurance Company and Wells Fargo Bank, National Association as the Administrative Agent. (62)

10.4(d)

Third Amendment to Loan and Servicing Agreement, dated as of August 16, 2021, among RCC Real Estate SPE Holdings LLC, RCC Real Estate SPE 9 LLC, the Lenders party thereto and Mutual Life Insurance Company and Wells Fargo Bank, National Association as the Administrative Agent. (68)

10.4(e)

Fourth Amendment to Loan and Servicing Agreement, dated as of April 12, 2022, among RCC Real Estate SPE Holdings LLC, RCC Real Estate SPE 9 LLC, the Lenders party thereto and Massachusetts Mutual Life Insurance Company and Wells Fargo Bank, National Association as the Administrative Agent. (71)

10.4(f)

Fifth Amendment to Loan and Servicing Agreement, dated as of July 26, 2022, among RCC Real Estate SPE Holdings LLC, RCC Real Estate SPE 9 LLC, the Lenders party thereto and Massachusetts Mutual Life Insurance Company and Wells Fargo Bank, National Association as the Administrative Agent. (72)

10.4(g)

Sixth Amendment to Loan and Servicing Agreement, dated as of August 29, 2022, among RCC Real Estate SPE Holdings LLC, RCC Real Estate SPE 9 LLC, the Lenders party thereto and Massachusetts Mutual Life Insurance Company and Wells Fargo Bank, National Association as the Administrative Agent. (74)

10.4(h)

Guaranty, dated as of July 31, 2020, by Exantas Capital Corp., and each of Exantas Real Estate Funding 2018-RSO6 Investor, LLC, Exantas Real Estate Funding 2019-RSO7 Investor, LLC, and Exantas Real Estate Funding 2020-RSO8 Investor, LLC, in favor of the Secured Parties. (51)

10.4(i)

Amended and Restated Loan and Servicing Agreement, dated as of December 22, 2022, among RCC Real Estate SPE Holdings LLC, RCC Real Estate SPE 9 LLC, Plymouth Meeting Holdings, LLC, Exantas Phili Holdings, LLC, ACRES Real Estate TRS 9 LLC, Massachusetts Mutual Life Insurance Company and ACRES Capital Servicing (76)

10.4(j)	Guaranty, dated May 25, 2021 between Exantas Phili Holdings, LLC in favor of the Secured Parties. (71)
10.4(k)	Guaranty, dated May 25, 2021 between 65 E. Wacker Holdings, LLC in favor of the Secured Parties. (71)
10.4(l)	Guaranty, dated May 25, 2021 between Plymouth Meeting Holdings, LLC in favor of the Secured Parties. (71)
10.4(m)	Pledge and Guaranty Agreement, dated August 16, 2021 between ACRES Real Estate TRS 9 LLC in favor of the Secured Parties. (71)
10.4(n)	Guaranty, dated April 12, 2022 between Appleton Hotel Holdings, LLC and Appleton Hotel Leasing, LLC in favor of the Secured Parties. (71)
10.5(a)	Note and Warrant Purchase Agreement, dated as of July 31, 2020, by and among Exantas Capital Corp. and the Purchasers signatory thereto. (51)
10.5(b)	Agreement between the Company, OCM XAN Holdings PT, LLC and the Massachusetts Mutual Life Insurance Company, dated August 18, 2021. (64)
10.5(c)	Amendment No. 1 to Note and Warrant Purchase Agreement, dated January 31, 2022, between ACRES Commercial Realty Corp. and the Purchasers signatory thereto. (69)
10.6	Promissory Note, dated as of July 31, 2020, issued by ACRES Capital Corp. to RCC Real Estate, Inc. (51)
10.7(a)	Manager Incentive Plan. (58)
10.7(b)	Form of Stock Award Agreement Under the Manager Incentive Plan. (61)
10.8	Equity Distribution Agreement, dated October 4, 2021, by and among ACRES Commercial Realty Corp., ACRES Capital, LLC and JonesTrading Institutional Services LLC. (66)
10.9(a)	Building Loan Agreement, dated as of January 24, 2023 between Chapel Drive East, LLC and Oceanview Life and Annuity Company
10.9(b)	Guaranty Agreement executed January 24, 2023 by Jason Pollack, Frank Dellaglio and ACRES Realty Funding, Inc. for the benefit of Oceanview Life and Annuity Company. (75)
10.9(c)	Completion Guaranty Agreement executed January 24, 2023 by Jason Pollack, Frank Dellaglio and ACRES Realty Funding, Inc. for the benefit of Oceanview Life and Annuity Company. (75)
10.9(d)	Carry Guaranty Agreement executed January 24, 2023 by Jason Pollack, Frank Dellaglio and ACRES Realty Funding, Inc. for the benefit of Oceanview Life and Annuity Company. (75)
10.9(e)	Environmental Indemnity Agreement executed January 24, 2023 by Jason Pollack, Frank Dellaglio and ACRES Realty Funding, Inc. in favor of Oceanview Life and Annuity Company. (75)
21.1	List of Subsidiaries of ACRES Commercial Realty Corp.

(Back to Index)

(Back to Index)

23.1	Consent of Grant Thornton LLP.
31.1	Rule 13a-14(a)/Rule 15d-14(a) Certification of Chief Executive Officer.
31.2	Rule 13a-14(a)/Rule 15d-14(a) Certification of Chief Financial Officer.
32.1	Certification Pursuant to 18 U.S.C. Section 1350.
32.2	Certification Pursuant to 18 U.S.C. Section 1350.
99.1(a)	Master Repurchase Agreement for $250,000,000 between RCC Real Estate SPE 8, LLC, as Seller, and JPMorgan Chase Bank, National Association, as Buyer, dated October 26, 2018. (40)
99.1(b)	First Amendment to Uncommitted Master Repurchase Agreement dated as of August 14, 2020 between RCC Real Estate SPE 8, LLC and JPMorgan Chase Bank, National Association. (55)
99.1(c)	Amendment No. 2 to Master Repurchase Agreement, dated September 1, 2021 between RCC Real Estate SPE 8, LLC and JPMorgan Chase Bank, National Association. (65)
99.1(d)

Amendment No. 3 to Master Repurchase Agreement and Guarantee Agreement, dated October 26, 2021 between RCC Real Estate SPE 8, LLC, JPMorgan Chase Bank, National Association and ACRES Commercial Realty Corp., as guarantor (67)

99.1(e)	Guarantee made by Exantas Capital Corp., as guarantor, in favor of JPMorgan Chase Bank, National Association, dated October 26, 2018. (40)
99.1(f)	First Amendment to Guarantee Agreement, dated May 6, 2020, between Exantas Capital Corp. and JPMorgan Chase Bank, National Association. (50)
99.1(g)	Amendment No. 2 To Guarantee Agreement, dated October 2, 2020 between Exantas Capital Corp. and JPMorgan Chase Bank, National Association. (54)
99.1(h)	Amendment No. 4 To Guarantee Agreement, dated November 17, 2022 between ACRES Commercial Realty Corp. and JPMorgan Chase Bank, National Association. (77)
99.2(a)

Master Repurchase and Securities Contract Agreement between ACRES Real Estate SPE 10, LLC, as Seller, and Morgan Stanley Mortgage Capital Holdings LLC, as Administrative Agent, dated November 3, 2021. (68)

99.2(b)

First Amendment to Master Repurchase and Securities Contract Agreement, dated January 28, 2022, between ACRES Real Estate SPE 10, LLC and Morgan Stanley Mortgage Capital Holdings LLC, as Administrative Agent. (69)

99.2(c)	Guaranty made by ACRES Commercial Realty Corp., as Guarantor, in favor of Morgan Stanley Mortgage Capital Holdings LLC, dated November 3, 2021. (68)
99.2(d)	Amendment No. 1 to Guaranty, dated November 18, 2022 between ACRES Commercial Realty Corp. and Morgan Stanley Mortgage Capital Holdings LLC. (77)
99.3	Federal Income Tax Consequences of our Qualification as a REIT.
101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document.
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File.

(1)	Filed previously as an exhibit to the Company’s Registration Statement on Form S-11, Registration No. 333-126517.
(2)	Filed previously as an exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2006.
(3)	Filed previously as an exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2006.
(4)	Filed previously as an exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2013.
(5)	Filed previously as an exhibit to the Company’s Current Report on Form 8-K filed on June 26, 2014.
(6)	Filed previously as an exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2009.
(7)	RESERVED
(8)	Filed previously as an exhibit to the Company’s Registration Statement on Form 8-A filed on June 9, 2014.
(9)	Filed previously as an exhibit to the Company’s Annual Report on Form 10-K for the year ended December 31, 2010.
(10)	RESERVED
(11)	RESERVED
(12)	RESERVED
(13)	Filed previously as an exhibit to the Company’s Current Report on Form 8-K filed on March 2, 2012.
(14)	Filed previously as an exhibit to the Company’s Current Report on Form 8-K filed on June 13, 2012.
(15)	RESERVED
(16)	RESERVED

(Back to Index)

(Back to Index)

(17)	RESERVED
(18)	Filed previously as an exhibit to the Company’s Current Report on Form 8-K filed on September 23, 2014.
(19)	RESERVED
(20)	Filed previously as an exhibit to the Company’s Current Report on Form 8-K filed on October 1, 2012.
(21)	RESERVED
(22)	Filed previously as an exhibit to the Company’s Current Report on Form 8-K filed on April 8, 2013.
(23)	Filed previously as an exhibit to the Company’s Current Report on Form 8-K filed on July 25, 2013.
(24)	Filed previously as an exhibit to the Company’s Current Report on Form 8-K filed on October 21, 2013.
(25)	Filed previously as an exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2014.
(26)	Filed previously as an exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2015.
(27)	Filed previously as an exhibit to the Company’s Current Report on Form 8-K filed on September 1, 2015.
(28)	RESERVED
(29)	Filed previously as an exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2016.
(30)	RESERVED
(31)	Filed previously as an exhibit to the Company’s Annual Report on Form 10-K for the year ended December 31, 2016.
(32)	Filed previously as an exhibit to the Company’s Current Report on Form 8-K filed on June 8, 2017.
(33)	Filed previously as an exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2017.
(34)	RESERVED
(35)	Filed previously as an exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2016.
(36)	RESERVED
(37)	Filed previously as an exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2017.
(38)	Filed previously as an exhibit to the Company’s Current Report on Form 8-K filed on April 12, 2018.
(39)	Filed previously as an exhibit to the Company’s Current Report on Form 8-K filed on May 25, 2018.
(40)	Filed previously as an exhibit to the Company’s Current Report on Form 8-K filed on October 30, 2018.
(41)	RESERVED
(42)	Filed previously as an exhibit to the Company’s Annual Report on Form 10-K for the year ended December 31, 2018.
(43)	RESERVED
(44)	RESERVED
(45)	Filed previously as an exhibit to the Company’s Proxy Statement filed on April 18, 2019.
(46)	RESERVED
(47)	RESERVED
(48)	RESERVED
(49)	Filed previously as an exhibit to the Company’s Annual Report on Form 10-K for the year ended December 31, 2019.
(50)	Filed previously as an exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2020.
(51)	Filed previously as an exhibit to the Company’s Current Report on Form 8-K filed on August 3, 2020.
(52)	Filed previously as an exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2020.
(53)	Filed previously as an exhibit to the Company’s Current Report on Form 8-K filed on September 22, 2020.
(54)	Filed previously as an exhibit to the Company’s Current Report on Form 8-K filed on October 7, 2020.
(55)	Filed previously as an exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2020.
(56)	Filed previously as an exhibit to the Company’s Current Report on Form 8-K filed on February 18, 2021.
(57)	Filed previously as an exhibit to the Company’s Annual Report on Form 10-K for the year ended December 31, 2020.
(58)	Filed previously as an exhibit to the Company’s Proxy Statement filed on April 12, 2021.
(59)	Filed previously as an exhibit to the Company’s Current Report on Form 8-K filed on May 21, 2021.
(60)	Filed previously as an exhibit to the Company’s Current Report on Form 8-K filed on June 1, 2021.
(61)	Filed previously as an exhibit to the Company’s Current Report on Form 8-K filed on June 9, 2021.
(62)	Filed previously as an exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2021.
(63)	Filed previously as an exhibit to the Company’s Current Report on Form 8-K filed on August 17, 2021.
(64)	Filed previously as an exhibit to the Company’s Current Report on Form 8-K filed on August 20, 2021.

(Back to Index)

(Back to Index)

(65)	Filed previously as an exhibit to the Company’s Current Report on Form 8-K filed on September 2, 2021.
(66)	Filed previously as an exhibit to the Company’s Current Report on Form 8-K filed on October 7, 2021.
(67)	Filed previously as an exhibit to the Company’s Current Report on Form 8-K filed on October 29, 2021.
(68)	Filed previously as an exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2021.
(69)	Filed previously as an exhibit to the Company’s Current Report on Form 8-K filed on February 3, 2022.
(70)	Filed previously as an exhibit to the Company’s Annual Report on Form 10-K for the year ended December 31, 2021.
(71)	Filed previously as an exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2022.
(72)	Filed previously as an exhibit to the Company’s Current Report on Form 8-K filed on July 27, 2022.
(73)	Filed previously as an exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2022.
(74)	Filed previously as an exhibit to the Company’s Current Report on Form 8-K filed on August 30, 2022.
(75)	Filed previously as an exhibit to the Company’s Current Report on Form 8-K filed on January 25, 2023.
(76)	Filed previously as an exhibit to the Company’s Current Report on Form 8-K filed on December 22, 2022.
(77)	Filed previously as an exhibit to the Company’s Current Report on Form 8-K filed on November 18, 2022.

ITEM 16. FORM 10-K SUMMARY

None.

(Back to Index)

(Back to Index)

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ACRES COMMERCIAL REALTY CORP.

March 7, 2023	By:	/s/ Mark Fogel
Mark Fogel
President & Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Andrew Fentress	Chairman of the Board	March 7, 2023
ANDREW FENTRESS

/s/ Mark Fogel	President, Chief Executive Officer & Director	March 7, 2023
MARK FOGEL	(Principal Executive Officer)

/s/ Karen Edwards	Director	March 7, 2023
KAREN EDWARDS

/s/ William B. Hart	Director	March 7, 2023
WILLIAM B. HART

/s/ Gary Ickowicz	Director	March 7, 2023
GARY ICKOWICZ

/s/ Steven J. Kessler	Director	March 7, 2023
STEVEN J. KESSLER

/s/ Murray S. Levin	Director	March 7, 2023
MURRAY S. LEVIN

/s/ P. Sherrill Neff	Director	March 7, 2023
P. SHERRILL NEFF

/s/ Dawanna Williams	Director	March 7, 2023
DAWANNA WILLIAMS

/s/ David J. Bryant	Senior Vice President	March 7, 2023
DAVID J. BRYANT	Chief Financial Officer and Treasurer
(Principal Financial Officer)

/s/ Eldron C. Blackwell	Vice President	March 7, 2023
ELDRON C. BLACKWELL	Chief Accounting Officer
(Principal Accounting Officer)

(Back to Index)

(Back to Index)

SCHEDULE II

ACRES Commercial Realty Corp.

Valuation and Qualifying Accounts

(in thousands)

	Balance at Beginning of Period	Adoption of Updated Accounting Guidance	Charge to Expense	Loans Charged off/Recovered	Balance at End of Period
Allowance for credit losses:
Year Ended December 31, 2022	$8,805		$12,295	$(2,297)	$18,803
Year Ended December 31, 2021	$34,310	$—	$(21,262)	$(4,243)	$8,805
Year Ended December 31, 2020	$1,460	$3,032	$30,815	$(997)	$34,310

(Back to Index)

(Back to Index)

SCHEDULE III

ACRES Commercial Realty Corp.

Real Estate and Accumulated Depreciation

(in thousands)

		Initial Cost to Company			Gross Amount of Which Carried at Close of Period
	Encumbrances	Land	Buildings and Improvements	Costs Capitalized Subsequent to Acquisition - Improvements	Land	Buildings and Improvements	Total	Accumulated Depreciation	Year of Construction	Date Acquired	Life on Which Depreciation in Latest Statements of Comprehensive Income is Computed
Hotel property, Northeast region (held for sale) (1)(2)(3)	$19,875	$—	$30,944	$450	$—	$31,394	$31,394	$(1,693)	2000	November 2020	34.8 years
Office property, Northeast region (4)	N/A	8,189	4,706	—	8,189	4,706	12,895	(488)	1999	October 2021	38.6 years
Unimproved land, Northeast region	N/A	14,171	—	32	14,171	32	14,203	—	N/A	November 2021	N/A
Student housing property, Southeast region (4)	18,710	15,976	19,114	—	15,976	19,114	35,090	(391)	2003	April 2022	39.1 years
Hotel property, East North Central region (3)(4)	20,300	—	51,353	347	—	51,700	51,700	(892)	1982	April 2022	37.2 years
Hotel property, Northeast region (held for sale) (1)	N/A	—	13,442	36	—	13,478	13,478	—	1999	July 2022	N/A
Total	$58,885	$38,336	$119,559	$865	$38,336	$120,424	$158,760	$(3,464)

(1)
The property is being held for sale and is evaluated at the lower of cost or fair value.
(2)
The property was acquired through a deed in lieu of foreclosure transaction.
(3)
The property is included as collateral on our senior secured financing facility.
(4)
The life on which depreciation in latest statements of comprehensive income is computed was calculated as the weighted average of the useful lives of the building, site improvements and tenant improvements, which comprise the investments in the properties.

The following table rolls forward our gross investment in real estate and the related accumulated depreciation (in thousands):

(Back to Index)

(Back to Index)

	Years Ended December 31,
	2022	2021	2020
Investments in Real Estate:
Balance at beginning of period	$75,989	$30,944	$—
Additions during period:
Acquisitions through deed-in-lieu of foreclosure	13,442	17,889	30,944
Other acquisitions	86,444	27,065	—
Improvements, etc.	731	134	—
Deductions during period:
Other	(17,846)	(43)	—
Balance at close of period	$158,760	$75,989	$30,944

Accumulated Depreciation:
Balance at beginning of period	$(1,204)	$(112)	$—
Additions during period:
Depreciation expense	(2,260)	(1,092)	(112)
Balance at close of period	$(3,464)	$(1,204)	$(112)

(Back to Index)

(Back to Index)

SCHEDULE IV

ACRES Commercial Realty Corp.

Mortgage Loans on Real Estate

At December 31, 2022

(in thousands, except amounts in footnotes)

Type of Loan/ Borrower	Description / Location	Interest Payment Rates (1)	Maturity Date (2)	Periodic Payment Terms (3)	Prior Liens	Face Amount of Loans	Net Carrying Amount of Loans(4)	Principal Amount of Loans Subject to Delinquent Principal or Interest
CRE whole loans:
CRE whole loans in excess of 3% of the carrying amount of total loans
Borrower A	Multifamily/Rock Hill, SC	1M BR + 3.30% FLOOR 0.10%	2025	I/O	—	$68,397	$67,925	$—
CRE whole loans less than 3% of the carrying amount of total loans
CRE whole loan (5)	Multifamily/ Various	1M BR + 2.85% - 5.00% FLOOR 0.05% - 4.32%	2023-2026	I/O	—	1,483,538	1,474,330	—
CRE whole loan (6)(7)	Office/ Various	1M BR + 3.09% - 6.00% FLOOR 0.10% - 3.13%	2023-2026	I/O	—	273,357	271,738	43,539
CRE whole loan	Hotel/ Various	1M BR + 3.83% - 8.50% FLOOR 0.05% - 3.02%	2023-2025	I/O	—	179,475	178,502	—
CRE whole loan	Self-Storage/ Various	1M BR + 3.85% - 5.50% FLOOR 0.10% - 1.00%	2024-2025	I/O	—	52,712	52,370	—
CRE whole loan (6)	Retail/ Various	1M BR + 4.65% FLOOR 2.05%		I/O	—	8,025	8,025	8,025

Total CRE whole loans						2,065,504	2,052,890	51,564

Mezzanine loans:
Mezzanine loans less than 3% of the carrying amount of total loans (8)(9)						42,772	4,700	38,072
Total mezzanine loans						42,772	4,700	38,072

Allowance for credit losses							(18,803)

Total loans						$2,108,276	$2,038,787	$89,636

(1)
The benchmark rate, “BR” comprises of the London Interbank Offered Rate (“LIBOR”) and the Term Secured Overnight Financing Rate (“SOFR”), which are used as benchmarks on the Company’s CRE whole loans. Effective June 30, 2023, one-month LIBOR will no longer be published.
(2)
Maturity dates exclude extension options that may be available to borrower.
(3)
I/O = interest only
(4)
The net carrying amount of loans includes an individually determined allowance for credit losses of $4.7 million and a general allowance for credit losses of $14.1 million at December 31, 2022.
(5)
Benchmark rates exclude one interest-only multifamily loan with no benchmark floor.
(6)
Maturity dates exclude two office loans and one retail loan in maturity default at December 31, 2022.
(7)
Includes three office loans with total par of $36.2 million that are amortizing loans.
(8)
Includes one mezzanine loan with a par of $4.7 million that had an individually determined reserve of $4.7 million.
(9)
Includes one mezzanine loan with a par of $38.1 million and a carrying value of zero in default at December 31, 2022.

(Back to Index)

(Back to Index)

The following table reconciles our CRE loans carrying amounts for the periods indicated (in thousands):

	Years Ended December 31,
	2022	2021	2020
Balance at beginning of year	$1,873,746	$1,507,682	$1,789,985
Additions during the period:
New loans originated or acquired	523,259	1,367,157	263,081
Funding of existing loan commitments	66,296	29,855	34,981
Amortization of loan origination and extension fees and loan origination costs, net	8,189	8,337	5,555
(Provision for) reversal of credit losses, net	(12,295)	21,262	(30,815)
Loans charged-off	2,297	4,243	997
Capitalized interest and loan acquisition costs	—	228	1,126

Deductions during the period:
Payoff and paydown of loans	(399,550)	(1,019,616)	(493,968)
Deed in lieu of foreclosure	(14,000)	(19,900)	(37,956)
Capitalized origination and extension fees	(6,858)	(16,202)	(3,821)
Loss on discounted payoff	(2,297)	—	—
Cost of loans sold	—	(9,300)	(18,451)
Cumulative effect of accounting change for adoption of credit loss guidance	—	—	(3,032)
Balance at end of year	$2,038,787	$1,873,746	$1,507,682

(Back to Index)