Form 10-Q
period 2023-03-31
ACRES Commercial Realty Corp.
filed 2023-05-08
CIK 1332551

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2023

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

The number of outstanding shares of the registrant’s common stock on May 5, 2023 was 8,589,629 shares.

(Back to Index)

ACRES COMMERCIAL REALTY CORP. AND SUBSIDIARIES

INDEX TO QUARTERLY REPORT

ON FORM 10-Q

(Back to Index)

(Back to Index)

PART I

ITEM 1. FINANCIAL STATEMENTS

ACRES COMMERCIAL REALTY CORP. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share data)

	March 31, 2023	December 31, 2022
	(unaudited)
ASSETS (1)
Cash and cash equivalents	$87,314	$66,232
Restricted cash	33,940	38,579
Accrued interest receivable	12,570	11,969
CRE loans	1,994,790	2,057,590
Less: allowance for credit losses	(23,899)	(18,803)
CRE loans, net	1,970,891	2,038,787
Principal paydowns receivable	54	—
Loan receivable - related party	11,200	11,275
Investments in unconsolidated entities	1,548	1,548
Properties held for sale	40,377	53,769
Investments in real estate	130,571	120,968
Right of use assets	20,152	20,281
Intangible assets	8,628	8,880
Other assets	4,314	4,364
Total assets	$2,321,559	$2,376,652
LIABILITIES (2)
Accounts payable and other liabilities	$13,442	$10,391
Management fee payable - related party	679	898
Accrued interest payable	4,762	6,921
Borrowings	1,810,767	1,867,033
Lease liabilities	43,837	43,695
Distributions payable	3,262	3,262
Accrued tax liability	—	113
Liabilities held for sale	3,025	3,025
Total liabilities	1,879,774	1,935,338
EQUITY
Preferred stock, par value $0.001: 10,000,000 shares authorized 8.625% Fixed-to-Floating Series C Cumulative Redeemable Preferred Stock, liquidation preference $25.00 per share; 4,800,000 and 4,800,000 shares issued and outstanding	5	5
Preferred stock, par value $0.001: 6,800,000 shares authorized 7.875% Series D Cumulative Redeemable Preferred Stock, liquidation preference $25.00 per share; 4,607,857 and 4,607,857 shares issued and outstanding	5	5
Common stock, par value $0.001: 41,666,666 shares authorized; 8,646,136 and 8,708,100 shares issued and outstanding (including 583,333 and 583,333 unvested restricted shares)	9	9
Additional paid-in capital	1,174,510	1,174,202
Accumulated other comprehensive loss	(6,001)	(6,394)
Distributions in excess of earnings	(734,775)	(732,359)
Total stockholders’ equity	433,753	435,468
Non-controlling interests	8,032	5,846
Total equity	441,785	441,314
TOTAL LIABILITIES AND EQUITY	$2,321,559	$2,376,652

The accompanying notes are an integral part of these statements

(Back to Index)

(Back to Index)

ACRES COMMERCIAL REALTY CORP. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS - (Continued)

(in thousands, except share and per share data)

	March 31, 2023	December 31, 2022
	(unaudited)
(1) Assets of consolidated variable interest entities (“VIEs”) included in total assets above:
Restricted cash	$33,415	$38,180
Accrued interest receivable	8,837	8,184
CRE loans, pledged as collateral (3)	1,462,308	1,456,649
Other assets	87	119
Total assets of consolidated VIEs	$1,504,647	$1,503,132
(2) Liabilities of consolidated VIEs included in total liabilities above:
Accounts payable and other liabilities	$165	$93
Accrued interest payable	3,062	3,083
Borrowings	1,234,355	1,233,556
Total liabilities of consolidated VIEs	$1,237,582	$1,236,732

(3)
Excludes the allowance for credit losses.

The accompanying notes are an integral part of these statements

(Back to Index)

(Back to Index)

ACRES COMMERCIAL REALTY CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except share and per share data)

(unaudited)

	For the Three Months Ended March 31,
	2023	2022
REVENUES
Interest income:
CRE loans	$44,470	$22,657
Other	859	19
Total interest income	45,329	22,676
Interest expense	31,375	14,907
Net interest income	13,954	7,769
Real estate income	7,071	3,138
Other revenue	33	16
Total revenues	21,058	10,923
OPERATING EXPENSES
General and administrative	2,979	3,457
Real estate expenses	8,860	4,794
Management fees - related party	1,773	1,682
Equity compensation - related party	894	744
Corporate depreciation and amortization	23	22
Provision for (reversal of) credit losses, net	5,096	(1,802)
Total operating expenses	19,625	8,897
	1,433	2,026
OTHER INCOME (EXPENSE)
Loss on extinguishment of debt	—	(460)
Gain on sale of real estate	745	—
Other income	110	798
Total other income	855	338
INCOME BEFORE TAXES	2,288	2,364
Income tax benefit (expense)	5	(280)
NET INCOME	2,293	2,084
Net income allocated to preferred shares	(4,855)	(4,855)
Net loss allocable to non-controlling interest, net of taxes	146	—
NET LOSS ALLOCABLE TO COMMON SHARES	$(2,416)	$(2,771)
NET LOSS PER COMMON SHARE - BASIC	$(0.28)	$(0.30)
NET LOSS PER COMMON SHARE - DILUTED	$(0.28)	$(0.30)
WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING - BASIC	8,500,413	9,096,977
WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING - DILUTED	8,500,413	9,096,977

The accompanying notes are an integral part of these statements

(Back to Index)

(Back to Index)

ACRES COMMERCIAL REALTY CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(in thousands)

(unaudited)

	For the Three Months Ended March 31,
	2023	2022
Net income	$2,293	$2,084
Other comprehensive income:
Reclassification adjustments associated with net unrealized losses from interest rate swaps included in net income	393	456
Total other comprehensive income	393	456
Comprehensive income before allocation to preferred shares	2,686	2,540
Net loss allocated to non-controlling interests shares	146	—
Net income allocated to preferred shares	(4,855)	(4,855)
Comprehensive loss allocable to common shares	$(2,023)	$(2,315)

The accompanying notes are an integral part of these statements

(Back to Index)

(Back to Index)

ACRES COMMERCIAL REALTY CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

(in thousands, except share and per share data)

(unaudited)

	Common Stock
	Shares	Amount	Series C Preferred Stock	Series D Preferred Stock	Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Retained Earnings (Distributions in Excess of Earnings)	Total Stockholders’ Equity	Non-Controlling Interest	Total Equity
Balance, December 31, 2022	8,708,100	$9	$5	$5	$1,174,202	$(6,394)	$(732,359)	$435,468	$5,846	$441,314
Purchase and retirement of common stock	(79,744)	—	—	—	(756)	—	—	(756)	—	(756)
Stock-based compensation	17,780	—	—	—	170	—	—	170	—	170
Amortization of stock-based compensation	—	—	—	—	894	—	—	894	—	894
Contributions from non-controlling interests	—	—	—	—	—	—	—	—	2,332	2,332
Net income	—	—	—	—	—	—	2,439	2,439	(146)	2,293
Distributions and accrual of cumulative preferred stock dividends	—	—	—	—	—	—	(4,855)	(4,855)	—	(4,855)
Amortization of terminated derivatives	—	—	—	—	—	393	—	393	—	393
Balance, March 31, 2023	8,646,136	$9	$5	$5	$1,174,510	$(6,001)	$(734,775)	$433,753	$8,032	$441,785

The accompanying notes are an integral part of these statements

(Back to Index)

(Back to Index)

ACRES COMMERCIAL REALTY CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY - (Continued)

(in thousands, except share and per share data)

(unaudited)

	Common Stock
	Shares	Amount	Series C Preferred Stock	Series D Preferred Stock	Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Retained Earnings (Distributions in Excess of Earnings)	Total Stockholders’ Equity	Non-Controlling Interest	Total Equity
Balance, December 31, 2021	9,149,079	$9	$5	$5	$1,179,863	$(8,127)	$(723,560)	$448,195	$—	$448,195
Offering costs	—	—	—	—	(37)	—	—	(37)	—	(37)
Purchase and retirement of common stock	(314,552)	—	—	—	(3,885)	—	—	(3,885)	—	(3,885)
Amortization of stock-based compensation	—	—	—	—	744	—	—	744	—	744
Net income	—	—	—	—	—	—	2,084	2,084	—	2,084
Distributions and accrual of cumulative preferred stock dividends	—	—	—	—	—	—	(4,855)	(4,855)	—	(4,855)
Amortization of terminated derivatives	—	—	—	—	—	456	—	456	—	456
Balance, March 31, 2022	8,834,527	$9	$5	$5	$1,176,685	$(7,671)	$(726,331)	$442,702	$—	$442,702

The accompanying notes are an integral part of these statements

(Back to Index)

(Back to Index)

ACRES COMMERCIAL REALTY CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	For the Three Months Ended March 31,
	2023	2022
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$2,293	$2,084
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for (reversal of) credit losses, net	5,096	(1,802)
Depreciation, amortization and accretion	1,371	3,508
Amortization of stock-based compensation	894	744
Loss on the extinguishment of debt	—	460
Gain on sale of real estate	(745)	—
Changes in operating assets and liabilities:	198	(3,440)
Net cash provided by operating activities	9,107	1,554
CASH FLOWS FROM INVESTING ACTIVITIES:
Origination and purchase of loans	(29,559)	(106,768)
Principal payments received on loans and leases	94,064	107,192
Investments in real estate	(8,918)	188
Proceeds from sale of real estate	14,309	—
Purchase of furniture and fixtures	—	(9)
Principal payments received on loan - related party	75	50
Net cash provided by investing activities	69,971	653
CASH FLOWS FROM FINANCING ACTIVITIES:
Repurchase of common stock	(756)	(3,885)
Proceeds from issuance of preferred shares (net of $37 of underwriting discounts and offering costs)	—	(37)
Proceeds from borrowings:
Senior secured financing facility	—	10,150
Warehouse financing facilities and repurchase agreements	12,095	84,992

Payments on borrowings:
Securitizations	—	(237,189)
Senior secured financing facility	(38,213)	(10,150)
Warehouse financing facilities and repurchase agreements	(29,450)	—
Convertible senior notes	—	(39,839)
Payment of debt issuance costs	(3,787)	(30)
Proceeds received from non-controlling interests	2,332	—
Distributions paid on preferred stock	(4,855)	(4,855)
Net cash used in financing activities	(62,634)	(200,843)
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS AND RESTRICTED CASH	16,444	(198,636)
CASH AND CASH EQUIVALENTS AND RESTRICTED CASH AT BEGINNING OF PERIOD	104,810	283,931
CASH AND CASH EQUIVALENTS AND RESTRICTED CASH AT END OF PERIOD	$121,254	$85,295

The accompanying notes are an integral part of these statements

(Back to Index)

(Back to Index)

ACRES COMMERCIAL REALTY CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2023

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

Cash and Cash Equivalents

Cash and cash equivalents include cash on hand and all highly liquid investments with original maturities of three months or less at the time of purchase. At March 31, 2023 and December 31, 2022, $84.1 million and $63.3 million, respectively, of the reported cash balances exceeded the Federal Deposit Insurance Corporation and Securities Investor Protection Corporation deposit insurance limits of $250,000 per respective depository or brokerage institution. However, all of the Company’s cash deposits are held at multiple, established financial institutions, in multiple accounts associated with its parent and respective consolidated subsidiaries, to minimize credit risk exposure. We have not experienced, and do not expect, any losses on our cash and cash equivalents.

Restricted cash includes required account balance minimums primarily for the Company’s CRE debt securitizations as well as cash held in the syndicated corporate loan collateralized debt obligations (“CDOs”).

(Back to Index)

(Back to Index)

ACRES COMMERCIAL REALTY CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

MARCH 31, 2023

(unaudited)

The following table provides a reconciliation of cash, cash equivalents and restricted cash on the consolidated balance sheets to the total amount shown on the consolidated statements of cash flows (in thousands):

	March 31,
	2023	2022
Cash and cash equivalents	$87,314	$79,561
Restricted cash	33,940	5,734
Total cash, cash equivalents and restricted cash shown on the Company’s consolidated statements of cash flows	$121,254	$85,295

Investment in Real Estate

The Company depreciates investments in real estate and amortizes related intangible assets over the estimated useful lives of the assets as follows:

Category	Term
Building	35 to 40 years
Building improvements	8 to 35 years
Site improvements	10 years
Tenant improvements	Shorter of lease term or expected useful life
Furniture, fixtures and equipment	3 to 12 years
Right of use assets	7 to 94 years
Intangible assets	90 days to 18 years
Lease liabilities	7 to 94 years

Income Taxes

The Company recorded a full valuation allowance against its net deferred tax assets (tax effected expense of $20.8 million) at March 31, 2023, as the Company believes it is more likely than not that the deferred tax assets will not be realized. This assessment was based on the Company’s cumulative historical losses and uncertainties as to the amount of taxable income that would be generated in future years by the Company’s taxable REIT subsidiaries.

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

Reference Rate Reform

Historically, the Company has used LIBOR as the benchmark interest rate for its floating-rate whole loans and the Company has been exposed to LIBOR through its floating-rate borrowings. Many of its floating-rate whole loans, CRE securitizations and term warehouse financing facilities included one-month LIBOR as the original contractual benchmark interest rate. The Company's unsecured junior subordinated debentures use three-month LIBOR as the contractual benchmark rate. In March 2021, the United Kingdom’s, or U.K.’s, Financial Conduct Authority (“FCA”) announced that it would cease publication of the one-week and the two-month USD LIBOR immediately after December 31, 2021, and cease publication of the remaining tenors immediately after June 30, 2023. In July 2021, the U.S. Federal Reserve, in conjunction with the Alternative Reference Rates Committee, a steering committee composed of large U.S. financial institutions, identified the Secured Overnight Financing Rate (“SOFR”) as its preferred alternative rate for LIBOR.

All variable rate loans originated by the Company beginning January 1, 2022 have been benchmarked to SOFR. Additionally, all of its floating-rate whole loans contain provisions that provide for the transition of the contractual benchmark rate to an alternative

(Back to Index)

(Back to Index)

ACRES COMMERCIAL REALTY CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

MARCH 31, 2023

(unaudited)

rate. At March 31, 2023, the Company's loan portfolio had a carrying value of $2.0 billion of floating rate loans, all of which have interest rates tied to SOFR.

In September 2021 and January 2022, the term warehouse financing facilities with JPMorgan Chase Bank, N.A. (“JPMorgan Chase”) and Morgan Stanley Mortgage Capital Holdings LLC (“Morgan Stanley”), respectively, were amended to allow for the transition to alternative rates, including rates tied to SOFR, subject to benchmark transition events. Additionally, during the year ended December 31, 2022, the Company entered into a loan agreement to finance the acquisition of a student housing complex, which uses SOFR as its benchmark interest rate. At March 31, 2023, the Company had $1.7 billion of outstanding floating rate borrowings, 78.0% or $1.3 billion of which have interest rates tied to LIBOR and 22.0% or $366.1 million of which have interest rates tied to SOFR.

The Company expects to complete the process of converting its LIBOR-based borrowings to an applicable benchmark interest rate during 2023.

Recent Accounting Standards

Accounting Standards Adopted in 2023

In March 2022, the Financial Accounting Standards Board ("FASB") issued an amendment eliminating certain previously issued accounting guidance for troubled-debt restructurings (“TDRs”) and enhancing disclosure requirements surrounding refinancings, restructurings, and write-offs. Current GAAP provides an exception to the general recognition and measurement guidance for loan restructurings if they meet specific criteria to be considered TDRs. If a modification is a TDR, incremental expected losses are recorded in the allowance for credit losses upon modification and specific disclosures are required. The new amendment eliminates the TDR recognition and measurement guidance and requires the reporting entity to evaluate whether the modification represents a new loan or a continuation of an existing loan, consistent with accounting for other loan modifications. The amendment also requires public business entities to disclose current-period gross write-offs by year of origination for certain financing receivables and net investments in leases. The Company adopted this guidance during the three months ended March 31, 2023 and the adoption did not have a material impact on the Company's consolidated financial statements.

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

Consolidated VIEs (the Company is the primary beneficiary)

Based on management’s analysis, the Company was the primary beneficiary of five VIEs at both March 31, 2023 and December 31, 2022 (collectively, the “Consolidated VIEs”).

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

MARCH 31, 2023

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

Creditors of the Company’s Consolidated VIEs have no recourse to the general credit of the Company, nor to each other. During the three months ended March 31, 2023 and 2022, the Company did not provide any financial support to any of its VIEs nor does it have any requirement to do so, although it may choose to do so in the future to maximize future cash flows on such investments by the Company. There are no explicit arrangements that obligate the Company to provide financial support to any of its Consolidated VIEs.

The following table shows the classification and carrying values of assets and liabilities of the Company’s Consolidated VIEs at March 31, 2023 (in thousands):

	CRE Securitizations	Other	Total
ASSETS
Restricted cash	$33,125	$290	$33,415
Accrued interest receivable	8,837	—	8,837
CRE loans, pledged as collateral (1)	1,462,308	—	1,462,308
Other assets	31	56	87
Total assets (2)	$1,504,301	$346	$1,504,647

LIABILITIES
Accounts payable and other liabilities	$165	$—	$165
Accrued interest payable	3,062	—	3,062
Borrowings	1,234,355	—	1,234,355
Total liabilities	$1,237,582	$—	$1,237,582

(1)
Excludes allowance for credit losses.
(2)
Assets of each of the Consolidated VIEs may only be used to settle the obligations of each respective VIE.

Unconsolidated VIEs (the Company is not the primary beneficiary, but has a variable interest)

Based on management’s analysis, the Company is not the primary beneficiary of the VIEs discussed below since it does not have both (i) the power to direct the activities that most significantly impact the VIE’s economic performance and (ii) the obligation to absorb the losses of the VIE or the right to receive the benefits from the VIE, which could be significant to the VIE. Accordingly, the following VIEs are not consolidated in the Company’s financial statements at March 31, 2023. The Company continuously reassesses whether it is deemed to be the primary beneficiary of its unconsolidated VIEs. The Company’s maximum exposure to risk for each of these unconsolidated VIEs is set forth in the “Maximum Exposure to Loss” column in the table below.

(Back to Index)

(Back to Index)

ACRES COMMERCIAL REALTY CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

MARCH 31, 2023

(unaudited)

Unsecured Junior Subordinated Debentures

The Company has a 100% interest in the common shares of each of Resource Capital Trust I (“RCT I”) and RCC Trust II (“RCT II”), respectively, with a value of $1.5 million in the aggregate, or 3.0% of each trust, at March 31, 2023. RCT I and RCT II were formed for the purposes of providing debt financing to the Company. The Company completed a qualitative analysis to determine whether it is the primary beneficiary of each of the trusts and determined that it was not the primary beneficiary of either trust because it does not have the power to direct the activities most significant to the trusts, which include the collection of principal and interest through servicing rights. Accordingly, neither trust is consolidated into the Company’s consolidated financial statements.

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

The following table shows the classification, carrying value and maximum exposure to loss with respect to the Company’s unconsolidated VIEs at March 31, 2023 (in thousands):

	Unsecured Junior Subordinated Debentures	Maximum Exposure to Loss
ASSETS
Accrued interest receivable	$11	$—
Investments in unconsolidated entities	1,548	$1,548
Total assets	1,559

LIABILITIES
Accrued interest payable	382	N/A
Borrowings	51,548	N/A
Total liabilities	51,930
Net (liability) asset	$(50,371)

At March 31, 2023, there were no explicit arrangements or implicit variable interests that could require the Company to provide financial support to any of its unconsolidated VIEs.
NOTE 4 - SUPPLEMENTAL CASH FLOW INFORMATION

The following table summarizes the Company’s supplemental disclosure of cash flow information (in thousands):

	For the Three Months Ended March 31,
	2023	2022
Supplemental cash flows:
Interest expense paid in cash	$32,028	$14,894
Income taxes paid in cash	101	180
Non-cash financing activities include the following:
Distributions on preferred stock accrued but not paid	$3,262	$3,262

(Back to Index)

(Back to Index)

ACRES COMMERCIAL REALTY CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

MARCH 31, 2023

(unaudited)

NOTE 5 - LOANS

The following is a summary of the Company’s CRE loans held for investment (dollars in thousands, except amounts in footnotes):

Description	Quantity	Principal	Unamortized (Discount) Premium, net (1)	Amortized Cost	Allowance for Credit Losses	Carrying Value	Contractual Interest Rates (2)	Maturity Dates (3)(4)
At March 31, 2023:
Whole loans (5)(6)	78	$2,001,105	$(11,015)	$1,990,090	$(19,199)	$1,970,891	1M BR plus 2.86% to 1M BR plus 8.61%	April 2023 to July 2026
Mezzanine loan (5)	1	4,700	—	4,700	(4,700)	—	10.00%	June 2028
Total		$2,005,805	$(11,015)	$1,994,790	$(23,899)	$1,970,891

At December 31, 2022:
Whole loans (5)(6)	81	$2,065,504	$(12,614)	$2,052,890	$(14,103)	$2,038,787	1M BR plus 2.85% to 1M BR plus 8.50%	January 2023 to July 2026
Mezzanine loan (5)	1	4,700	—	4,700	(4,700)	—	10.00%	June 2028
Total		$2,070,204	$(12,614)	$2,057,590	$(18,803)	$2,038,787

(1)
Amounts include unamortized loan origination fees of $10.7 million and $12.3 million and deferred amendment fees of $267,000 and $308,000 at March 31, 2023 and December 31, 2022, respectively.
(2)
Benchmark rates ("BR") comprise one-month LIBOR or one-month Term SOFR. At March 31, 2023, all of the Company's whole loans used one-month SOFR. Weighted-average one-month benchmark rates were 4.74% and 4.21% at March 31, 2023 and December 31, 2022, respectively. Additionally, weighted-average benchmark rate floors were 0.66% and 0.68% at March 31, 2023 and December 31, 2022, respectively.
(3)
Maturity dates exclude contractual extension options, subject to the satisfaction of certain terms that may be available to the borrowers.
(4)
Maturity dates exclude three whole loans, with amortized costs of $51.0 million and $51.6 million, in maturity default at March 31, 2023 and December 31, 2022, respectively.
(5)
Substantially all loans are pledged as collateral under various borrowings at March 31, 2023 and December 31, 2022.
(6)
CRE whole loans had $143.6 million and $158.2 million in unfunded loan commitments at March 31, 2023 and December 31, 2022, respectively. These unfunded loan commitments are advanced as the borrowers formally request additional funding and meet certain benchmarks, as permitted under the loan agreement, and any necessary approvals have been obtained.

(Back to Index)

(Back to Index)

ACRES COMMERCIAL REALTY CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

MARCH 31, 2023

(unaudited)

The following is a summary of the contractual maturities of the Company’s CRE loans held for investment, at amortized cost (in thousands, except amounts in the footnotes):

Description	2023	2024	2025 and Thereafter	Total
At March 31, 2023:
Whole loans (1)	$141,589	$924,605	$872,935	$1,939,129
Mezzanine loan	—	—	4,700	4,700
Total CRE loans (2)	$141,589	$924,605	$877,635	$1,943,829

Description	2023	2024	2025 and Thereafter	Total
At December 31, 2022:
Whole loans (1)	$268,120	$882,175	$851,031	$2,001,326
Mezzanine loan	—	—	4,700	4,700
Total CRE loans (2)	$268,120	$882,175	$855,731	$2,006,026

(1)
Maturity dates exclude three whole loans, with amortized costs of $51.0 million and $51.6 million, in maturity default at March 31, 2023 and December 31, 2022, respectively.
(2)
At March 31, 2023, the amortized costs of the floating-rate CRE whole loans, summarized by contractual maturity assuming full exercise of the extension options, were $58.0 million, $68.5 million and $1.8 billion in 2023, 2024 and 2025 and thereafter, respectively. At December 31, 2022, the amortized costs of the floating-rate CRE whole loans, summarized by contractual maturity assuming full exercise of the extension options, were $113.8 million, $68.6 million and $1.8 billion in 2023, 2024 and 2025 and thereafter, respectively.

At March 31, 2023, 23.2%, 23.1% and 13.9% of the Company’s CRE loan portfolio was concentrated in the Southwest, Southeast and Mountain regions, respectively, based on carrying value, as defined by the National Council of Real Estate Investment Fiduciaries. At December 31, 2022, 23.2%, 21.5% and 16.2% of the Company’s CRE loan portfolio was concentrated in the Southwest, Southeast and Mountain regions, respectively, based on carrying value. At March 31, 2023 and December 31, 2022, no single loan or investment represented more than 10% of the Company’s total assets, and no single investment group generated over 10% of the Company’s revenue.

Principal Paydowns Receivable

Principal paydowns receivable represents loan principal payments that have been received by the Company’s servicers and trustees but have not been remitted to the Company. At March 31, 2023, the Company had loan principal paydowns receivable of $54,000. At December 31, 2022, the Company had no loan principal paydowns receivable.

NOTE 6 - FINANCING RECEIVABLES

The following table shows the activity in the allowance for credit losses for the three months ended March 31, 2023 and the year ended December 31, 2022 (in thousands):

	Three Months Ended March 31, 2023	Year Ended December 31, 2022
Allowance for credit losses at beginning of period	$18,803	$8,805
Provision for credit losses	5,096	12,295
Charge offs	—	(2,297)
Allowance for credit losses at end of period	$23,899	$18,803

During the three months ended March 31, 2023, the Company recorded a provision for expected credit losses of $5.1 million, primarily attributable to modeled increases in expected general portfolio credit risk as well as a general decline in macroeconomic conditions.

(Back to Index)

(Back to Index)

ACRES COMMERCIAL REALTY CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

MARCH 31, 2023

(unaudited)

At March 31, 2023 and December 31, 2022, the Company individually evaluated the following loans:

•
One office mezzanine loan in the Northeast region with a principal balance of $4.7 million at both March 31, 2023 and December 31, 2022. The Company fully reserved this loan in the fourth quarter of 2022, and it continues to be fully reserved at March 31, 2023. The loan entered payment default in February 2023 and has been placed on nonaccrual status.
•
One retail loan in the Northeast region, with a principal balance of $8.0 million at both March 31, 2023 and December 31, 2022, for which foreclosure was determined to be probable. The loan was modified in February 2021 to extend its maturity to December 2021 and has since entered into payment default and has been put on nonaccrual status. The loan had an as-is appraised value in excess of its principal and interest balances, and, as such, had no allowance for current expected credit losses (“CECL”) at March 31, 2023 and December 31, 2022, respectively.
•
One office loan in the Southwest region, with a principal balance of $20.1 million and $20.7 million at March 31, 2023 and December 31, 2022, respectively, for which foreclosure was determined to be probable. The loan had an initial maturity of March 2022, was modified three times to extend its maturity to June 2022 and has since entered into payment default and has been put on nonaccrual status. However, in exchange for payments, comprising principal paydowns, interest payments and the reimbursement of certain legal fees, received between October 2022 and April 2023, the Company has agreed to temporarily defer its right to foreclose on the property until July 2023. Additionally, at both March 31, 2023 and December 31, 2022, this loan had an as-is appraised value in excess of its principal and interest balances, and, as such, had no CECL allowance.

Credit quality indicators

Commercial Real Estate Loans

CRE loans are collateralized by a diversified mix of real estate properties and are assessed for credit quality based on the collective evaluation of several factors, including but not limited to: collateral performance relative to underwritten plan, time since origination, current implied and/or re-underwritten loan-to-collateral value ("LTV") ratios, loan structure and exit plan. Depending on the loan’s performance against these various factors, loans are rated on a scale from 1 to 5, with loans rated 1 representing loans with the highest credit quality and loans rated 5 representing loans with the lowest credit quality. The factors evaluated provide general criteria to monitor credit migration in the Company’s loan portfolio; as such, a loan’s rating may improve or worsen, depending on new information received.

(Back to Index)

(Back to Index)

ACRES COMMERCIAL REALTY CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

MARCH 31, 2023

(unaudited)

The criteria set forth below should be used as general guidelines. Therefore, not every loan will have all of the characteristics described in each category below.

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

Credit risk profiles of CRE loans at amortized cost were as follows (in thousands, except amounts in the footnote):

	Rating 1	Rating 2	Rating 3	Rating 4	Rating 5	Total (1)
At March 31, 2023:
Whole loans, floating-rate	$—	$1,532,268	362,903	$43,958	$50,961	$1,990,090
Mezzanine loan	—	—	—	—	4,700	4,700
Total	$—	$1,532,268	$362,903	$43,958	$55,661	$1,994,790

At December 31, 2022:
Whole loans, floating-rate	$—	$1,635,376	$309,491	$85,226	$22,797	$2,052,890
Mezzanine loan	—	—	—	—	4,700	4,700
Total	$—	$1,635,376	$309,491	$85,226	$27,497	$2,057,590

(1)
The total amortized cost of CRE whole loans excluded accrued interest receivable of $12.5 million and $11.9 million at March 31, 2023 and December 31, 2022, respectively.

(Back to Index)

(Back to Index)

ACRES COMMERCIAL REALTY CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

MARCH 31, 2023

(unaudited)

Credit risk profiles of CRE loans by origination year at amortized cost were as follows (in thousands, except amounts in the footnotes):

	2023	2022	2021	2020	2019	Prior	Total (1)
At March 31, 2023:
Whole loans, floating-rate: (2)
Rating 2	$14,759	$480,017	$944,121	$52,722	$26,949	$13,700	$1,532,268
Rating 3	—	52,619	203,273	34,387	27,887	44,737	362,903
Rating 4	—	—	43,958	—	—	—	43,958
Rating 5	—	—	—	—	42,936	8,025	50,961
Total whole loans, floating-rate	14,759	532,636	1,191,352	87,109	97,772	66,462	1,990,090
Mezzanine loan (rating 5)	—	—	—	—	—	4,700	4,700
Total	$14,759	$532,636	$1,191,352	$87,109	$97,772	$71,162	$1,994,790

Current Period Gross Write-Offs (3)	$—	$—	$—	$—	$—	$—	$—

	2022	2021	2020	2019	2018	Prior	Total (1)
At December 31, 2022:
Whole loans, floating-rate: (2)
Rating 2	$526,606	$1,003,060	$64,944	$26,977	$13,789	$—	$1,635,376
Rating 3	—	192,490	44,657	27,881	44,463	—	309,491
Rating 4	—	—	—	20,742	64,484	—	85,226
Rating 5	—	—	—	22,797	—	—	22,797
Total whole loans, floating-rate	526,606	1,195,550	109,601	98,397	122,736	—	2,052,890
Mezzanine loan (rating 5)	—	—	—	—	4,700	—	4,700
Total	$526,606	$1,195,550	$109,601	$98,397	$127,436	$—	$2,057,590

(1)
The total amortized cost of CRE whole loans excluded accrued interest receivable of $12.5 million and $11.9 million at March 31, 2023 and December 31, 2022, respectively.
(2)
Acquired CRE whole loans are grouped within each loan’s year of origination.
(3)
There were no charge-offs during the three months ended March 31, 2023.

At both March 31, 2023 and December 31, 2022, the Company had one additional mezzanine loan included in other assets held for sale that had no carrying value.

(Back to Index)

(Back to Index)

ACRES COMMERCIAL REALTY CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

MARCH 31, 2023

(unaudited)

Loan Portfolio Aging Analysis

The following table presents the CRE loan portfolio aging analysis at the dates indicated for CRE loans at amortized cost (in thousands, except amounts in footnotes):

	30-59 Days	60-89 Days	Greater than 90 Days (1)	Total Past Due	Current (2)	Total Loans Receivable (3)	Total Loans > 90 Days and Accruing
At March 31, 2023:
Whole loans, floating-rate	$—	$—	$50,961	$50,961	$1,939,129	$1,990,090	$—
Mezzanine loan (4)	4,700	—	—	4,700	—	4,700	—
Total	$4,700	$—	$50,961	$55,661	$1,939,129	$1,994,790	$—

At December 31, 2022:
Whole loans, floating-rate	$—	$—	$28,767	$28,767	$2,024,123	$2,052,890	$—
Mezzanine loan (4)	—	—	—	—	4,700	4,700	—
Total	$—	$—	$28,767	$28,767	$2,028,823	$2,057,590	$—

(1)
During the three months ended March 31, 2023 and 2022, the Company recognized interest income of $1.1 million and $641,000, respectively, on three CRE whole loans with a principal payment past due greater than 90 days at March 31, 2023.
(2)
Includes one CRE whole loan, with an amortized cost of $22.8 million, in maturity default at December 31, 2022.
(3)
The total amortized cost of CRE whole loans excluded accrued interest receivable of $12.5 million and $11.9 million at March 31, 2023 and December 31, 2022, respectively.
(4)
Fully reserved at both March 31, 2023 and December 31, 2022.

At March 31, 2023, the Company had three CRE whole loans, with total amortized costs of $51.0 million, and one mezzanine loan, with a total amortized cost of $4.7 million, in payment default. At December 31, 2022, the Company had three CRE whole loans, with total amortized costs of $51.6 million, in payment default.

Modifications

During the three months ended March 31, 2023, the Company did not enter into any loan modifications for borrowers that are experiencing financial difficulty.

During the three months ended March 31, 2022, the Company entered into one agreement that extended one CRE whole loan, with a total amortized cost of $21.8 million, which represented 1.1% of the total amortized cost of the portfolio.

NOTE 7 - INVESTMENTS IN REAL ESTATE AND OTHER ACQUIRED ASSETS AND ASSUMED LIABILITIES

At March 31, 2023, the Company held investments in five real estate properties, four of which are included in investments in real estate, and one of which is included in properties held for sale on the consolidated balance sheets.

In February 2023, the Company sold a hotel property in the Northeast region that was previously designated as a property held for sale. The hotel property sold for $15.1 million with selling costs of $845,000, resulting in a gain of $745,000.

(Back to Index)

(Back to Index)

ACRES COMMERCIAL REALTY CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

MARCH 31, 2023

(unaudited)

The following table summarizes the book value of the Company’s investments in real estate and properties held for sale (in thousands, except amounts in the footnotes):

	March 31, 2023			December 31, 2022
	Cost Basis	Accumulated Depreciation & Amortization	Carrying Value	Cost Basis	Accumulated Depreciation & Amortization	Carrying Value
Assets:
Investments in real estate, equity:
Investments in real estate (1)	$133,522	$(2,951)	$130,571	$123,219	$(2,251)	$120,968
Right of use assets (2)(3)	19,664	(273)	19,391	19,664	(205)	19,459
Intangible assets (4)	11,474	(2,846)	8,628	11,474	(2,594)	8,880
Subtotal	164,660	(6,070)	158,590	154,357	(5,050)	149,307

Investments in real estate from lending activities:
Properties held for sale (5)	40,377	—	40,377	53,769	—	53,769
Total	205,037	(6,070)	198,967	208,126	(5,050)	203,076

Liabilities:
Investments in real estate, equity:
Mortgage payable	18,089	207	18,296	18,089	155	18,244
Other liabilities	247	(192)	55	247	(183)	64
Lease liabilities (3)(6)	43,260	(226)	43,034	43,260	(393)	42,867
Subtotal (7)	61,596	(211)	61,385	61,596	(421)	61,175

Investments in real estate from lending activities:
Liabilities held for sale	3,025	—	3,025	3,025	—	3,025
Total	64,621	(211)	64,410	64,621	(421)	64,200

Total net investments in real estate and properties held for sale (8)	$140,416		$134,557	$143,505		$138,876

(1)
Includes $38.4 million of land, which is not depreciable, at March 31, 2023 and December 31, 2022, respectively.
(2)
Primarily comprises a $19.0 million right of use asset, associated with an acquired ground lease of $42.6 million (see below) accounted for as an operating lease at March 31, 2023 and December 31, 2022. Amortization is booked to real estate expenses on the consolidated statements of operations.
(3)
Refer to Note 8 for additional information on the Company’s remaining operating leases.
(4)
Primarily comprises a franchise intangible of $5.1 million and $5.3 million, a management contract of $3.1 million, and a customer list of $357,000 and $427,000 at March 31, 2023 and December 31, 2022, respectively.
(5)
At December 31, 2022, properties held for sale included two properties originally acquired in November 2020 and July 2022. At March 31, 2023, only the property acquired in November 2020 was in property held for sale.
(6)
Primarily comprises a $42.6 million ground lease with a remaining term of 93 years. Lease expenses for the three months ended March 31, 2023 were $661,000.
(7)
Excludes $2.2 million of deferred debt issuance costs on construction loans that can be drawn upon subsequent to March 31, 2023.
(8)
Excludes items of working capital, either acquired or assumed.

(Back to Index)

(Back to Index)

ACRES COMMERCIAL REALTY CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

MARCH 31, 2023

(unaudited)

The Company acquired a ground lease with its equity investment in a hotel property in April 2022. This ground lease has an associated above-market lease intangible liability. The ground lease confers the Company the right to use the land on which its hotel operates, and the ground lease payments increase 3.00% per year until 2116. The Company acquired the original 99-year lease with 94 years remaining during the second quarter of 2022. At March 31, 2023, 93 years remain in its term.

The Company recorded lease payments of $426,000 for the three months ended March 31, 2023. The Company recorded amortization of $51,000 during the three months ended March 31, 2023 related to the right of use asset and accretion of $610,000 during the three months ended March 31, 2023 related to its ground lease liability.

During the three months ended March 31, 2023 and 2022, the Company recorded amortization expense of $252,000 and $1.2 million, respectively, on its intangible assets. The Company expects to record amortization expense of $1.3 million, $1.2 million, $1.1 million, $1.0 million and $1.0 million during the 2023, 2024, 2025, 2026 and 2027 fiscal years, respectively, on its intangible assets.

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
•
Office equipment: payments are made on a fixed schedule.

The following table summarizes the Company’s operating leases (in thousands):

	March 31, 2023	December 31, 2022
Operating Leases:
Right of use assets	$761	$822
Lease liabilities	$(803)	$(828)

Weighted average remaining lease term:	6.5 years	6.7 years
Weighted average discount rate (1):	8.70%	8.71%

(1)
The market discount rate is used, when readily determinable, in calculating the present value of lease payments for the operating lease liability. Otherwise, the incremental borrowing rate on the commencement date is used.

The following table summarizes the Company’s operating lease costs and cash payments for the periods presented (in thousands):

	Three Months Ended March 31, 2023	Three Months Ended March 31, 2022
Lease Cost:
Operating lease cost	$75	$24

Other Information:
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from operating leases	$37	$23

(Back to Index)

(Back to Index)

ACRES COMMERCIAL REALTY CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

MARCH 31, 2023

(unaudited)

The following table summarizes the Company’s operating leases cash flow obligations on an undiscounted, annual basis (in thousands):

Operating Leases
2023	$115
2024	155
2025	159
2026	163
2027	167
Thereafter	303
Subtotal	1,062
Less: impact of discount	(259)
Total	$803

NOTE 9 - INVESTMENTS IN UNCONSOLIDATED ENTITIES

The Company’s investments in unconsolidated entities at March 31, 2023 and December 31, 2022 comprised a 100% interest in the common shares of RCT I and RCT II with a value of $1.5 million in the aggregate, or 3.0% of each trust. The Company records its investments in RCT I’s and RCT II’s common shares as investments in unconsolidated entities using the cost method, recording dividend income when declared by RCT I and RCT II.

During the three months ended March 31, 2023, the Company recorded dividends from its investments in RCT I’s and RCT II’s common shares, reported in other revenue on the consolidated statement of operations, of $33,000. During the three months ended March 31, 2022, the Company recorded dividends of $16,000.

(Back to Index)

(Back to Index)

ACRES COMMERCIAL REALTY CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

MARCH 31, 2023

(unaudited)

NOTE 10 - BORROWINGS

The Company historically has financed the acquisition of its investments, including investment securities and loans, through the use of secured and unsecured borrowings. Certain information with respect to the Company’s borrowings is summarized in the following table (dollars in thousands, except amounts in the footnotes):

	Principal Outstanding	Unamortized Issuance Costs and Discounts	Outstanding Borrowings	Weighted Average Borrowing Rate	Weighted Average Remaining Maturity	Value of Collateral
At March 31, 2023:
ACR 2021-FL1 Senior Notes	$675,223	$3,430	$671,793	6.20%	13.2 years	802,643
ACR 2021-FL2 Senior Notes	567,000	4,438	562,562	6.51%	13.8 years	700,000
Senior secured financing facility	53,336	3,481	49,855	8.54%	4.7 years	127,185
CRE - term warehouse financing facilities (1)	313,493	2,217	311,276	7.32%	1.6 years	434,695
Mortgage payable	18,710	414	18,296	8.58%	2.0 years	25,400
Construction loans	—	2,225	(2,225)	—	—	—
5.75% Senior Unsecured Notes	150,000	2,338	147,662	5.75%	3.4 years	—
Unsecured junior subordinated debentures	51,548	—	51,548	8.93%	13.4 years	—
Total	$1,829,310	$18,543	$1,810,767	6.62%	10.3 years	$2,089,923

	Principal Outstanding	Unamortized Issuance Costs and Discounts	Outstanding Borrowings	Weighted Average Borrowing Rate	Weighted Average Remaining Maturity	Value of Collateral
At December 31, 2022:
ACR 2021-FL1 Senior Notes	$675,223	$3,826	$671,397	5.81%	13.5 years	802,643
ACR 2021-FL2 Senior Notes	567,000	4,841	562,159	6.13%	14.1 years	700,000
Senior secured financing facility	91,549	3,659	87,890	7.94%	5.0 years	196,837
CRE - term warehouse financing facilities (1)	330,849	2,561	328,288	6.85%	1.8 years	453,550
Mortgage payable	18,710	466	18,244	8.08%	2.3 years	25,400
5.75% Senior Unsecured Notes	150,000	2,493	147,507	5.75%	3.6 years	—
Unsecured junior subordinated debentures	51,548	—	51,548	8.52%	13.7 years	—
Total	$1,884,879	$17,846	$1,867,033	6.29%	10.3 years	$2,178,430

(1)
Principal outstanding includes accrued interest payable of $879,000 and $894,000 at March 31, 2023 and December 31, 2022, respectively.

Securitizations

The following table sets forth certain information with respect to the Company’s consolidated securitizations at March 31, 2023 (in thousands, except amount in footnotes):

	Closing Date	Maturity Date	Reinvestment Period End (1)	Total Note Paydowns from Closing Date through March 31, 2023
ACR 2021-FL1	May 2021	June 2036	May 2023	$—
ACR 2021-FL2	December 2021	January 2037	December 2023	$—

(1)
The reinvestment period is the period in which principal proceeds received may be used to acquire CRE loans for reinvestment into the securitization.

The investments held by the Company’s securitizations collateralize the securitizations’ borrowings and, as a result, are not available to the Company, its creditors, or stockholders. All senior notes of the securitizations held by the Company at both March 31, 2023 and December 31, 2022 were eliminated in consolidation.

(Back to Index)

(Back to Index)

ACRES COMMERCIAL REALTY CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

MARCH 31, 2023

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

(Back to Index)

(Back to Index)

ACRES COMMERCIAL REALTY CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

MARCH 31, 2023

(unaudited)

Financing Arrangements

Borrowings under the Company’s senior secured financing facility, term warehouse financing facilities, mortgage payable and construction loans are guaranteed by the Company or one or more of its subsidiaries. The following table sets forth certain information with respect to the Company’s financing arrangements (dollars in thousands, except amounts in footnotes):

	March 31, 2023				December 31, 2022
	Outstanding Borrowings	Value of Collateral	Number of Positions as Collateral	Weighted Average Interest Rate	Outstanding Borrowings	Value of Collateral	Number of Positions as Collateral	Weighted Average Interest Rate
Senior Secured Financing Facility
Massachusetts Mutual Life Insurance Company (1)	$49,855	$127,185	6	8.54%	$87,890	$196,837	8	7.94%

CRE - Term Warehouse Financing Facilities (2)
JPMorgan Chase Bank, N.A. (3)	178,723	246,740	10	7.25%	186,783	255,095	11	6.74%
Morgan Stanley Mortgage Capital Holdings LLC (4)	132,553	187,955	9	7.41%	141,505	198,455	10	7.00%

Mortgage Payable
Readycap Commercial, LLC (5)	18,296	25,400	1	8.58%	18,244	25,400	1	8.08%

Construction Loans
Oceanview Life and Annuity Company (6)	(2,225)	N/A	N/A	—%	—	—	—	—%
Total	$377,202	$587,280			$434,422	$675,787

(1)
Includes $3.5 million and $3.7 million of deferred debt issuance costs at March 31, 2023 and December 31, 2022, respectively.
(2)
Outstanding borrowings include accrued interest payable.
(3)
Includes $993,000 and $1.1 million of deferred debt issuance costs at March 31, 2023 and December 31, 2022, respectively.
(4)
Includes $1.2 million and $1.4 million of deferred debt issuance costs at March 31, 2023 and December 31, 2022, respectively.
(5)
Includes $414,000 and $466,000 of deferred debt issuance costs at March 31, 2023 and December 31, 2022, respectively.
(6)
Includes $2.2 million of deferred debt issuance costs at March 31, 2023.

The following table shows information about the amount at risk under the Company's financing arrangements (dollars in thousands):

	Amount at Risk (1)	Weighted Average Remaining Maturity	Weighted Average Interest Rate
At March 31, 2023:
Senior Secured Financing Facility (1)
Massachusetts Mutual Life Insurance Company	$74,052	4.7 years	8.54%
CRE - Term Warehouse Financing Facilities (1)
JPMorgan Chase Bank, N. A.	$68,674	1.6 years	7.25%
Morgan Stanley Mortgage Capital Holdings LLC	$55,478	1.6 years	7.41%
Mortgage Payable (2)
Readycap Commercial, LLC	$6,596	2.0 years	8.58%

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

(Back to Index)

(Back to Index)

ACRES COMMERCIAL REALTY CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

MARCH 31, 2023

(unaudited)

The Company was in compliance with all financial covenants in each of the respective agreements at March 31, 2023 and December 31, 2022.

Senior Secured Financing Facility

On July 31, 2020, an indirect, wholly owned subsidiary (“Holdings”), along with its direct wholly owned subsidiary (the “Borrower”), of the Company entered into a $250.0 million Loan and Servicing Agreement (the “MassMutual Loan Agreement”) with MassMutual and the other lenders party thereto (the “Lenders”). The asset-based revolving loan facility (the “MassMutual Facility”) provided under the MassMutual Loan Agreement has been used to finance the Company’s core CRE lending business. The MassMutual Facility initially had an interest rate of 5.75% per annum payable monthly and initially matured on July 31, 2027.

In December 2022, Holdings, the Borrower and the Lenders entered into an Amended and Restated Loan and Servicing Agreement, which amends and restates the MassMutual Loan Agreement, and reflects a senior secured term loan facility, not to exceed $500.0 million, composed of individual loan series issued upon mutual agreement of the Borrower and Lenders. Each loan series will be available for three months after the closing date agreed upon by the Borrower and Lender (“Commitment Period”), subject to the maximum dollar amount agreed upon for that series. The Commitment Period is subject to immediate termination upon the occurrence of an event of default. Each loan series will have a final maturity of five years from the issuance date for the loan series unless an additional time is mutually agreed upon by the Lenders and Borrower. The advance rate on portfolio assets will be mutually agreed upon by the Lenders and Borrower. Each loan series will have its own mutually agreed upon interest rate equal to one-month Term SOFR plus the applicable spread.

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

In October 2018, an indirect, wholly-owned subsidiary of the Company entered into a master repurchase agreement (the “JPMorgan Chase Facility”) with JP Morgan Chase to finance the origination of CRE loans. At March 31, 2023, this facility has been amended five times to amend various terms. The JPMorgan Chase Facility has a maximum facility amount of $250.0 million, charges interest of one-month benchmark plus market spreads and has an initial maturity date of October 2024.

In November 2021, an indirect, wholly-owned subsidiary of the Company entered into a master repurchase and securities contract agreement (the “Morgan Stanley Facility”) with Morgan Stanley Mortgage Capital Holdings LLC (“Morgan Stanley”) to finance the origination of CRE loans. At March 31, 2023, this facility has been amended two times to amend various terms. The Morgan Stanley Facility has a maximum facility amount of $250.0 million, charges interest of one-month Term SOFR plus market spreads and matures in November 2024. The Company also has the right to request a one-year extension.

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

MARCH 31, 2023

(unaudited)

Construction Loans

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

Corporate Debt

4.50% Convertible Senior Notes

The Company issued $143.8 million aggregate principal of its 4.50% convertible senior notes due 2022 (“4.50% Convertible Senior Notes”) in August 2017, of which $55.8 million was repurchased in 2021.

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

During the three months ended March 31, 2022, without consideration for incremental, accelerated amortization expense associated with the partial redemptions of the Convertible Senior Notes, the effective interest rate was 7.43%.

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

MARCH 31, 2023

(unaudited)

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

There were no unamortized debt issuance costs associated with the junior subordinated debentures for RCT I and RCT II outstanding at March 31, 2023 and December 31, 2022. The interest rates for RCT I and RCT II, at March 31, 2023, were 9.11% and 8.75%, respectively. The interest rates for RCT I and RCT II, at December 31, 2022, were 8.68% and 8.36%, respectively.

Contractual maturity dates of the Company’s borrowings’ principal outstanding by category and year are presented in the table below (in thousands):

	Total	2024	2025	2026	2027	2028 and Thereafter
At March 31, 2023:
CRE securitizations	$1,242,223	$—	$—	$—	$—	$1,242,223
Senior Secured Financing Facility	53,336	—	—	—	53,336	—
CRE - term warehouse financing facilities (1)	313,493	313,493	—	—	—	—
Mortgage payable	18,710	—	18,710	—	—	—
5.75% Senior Unsecured Notes	150,000	—	—	150,000	—	—
Unsecured junior subordinated debentures	51,548	—	—	—	—	51,548
Total	$1,829,310	$313,493	$18,710	$150,000	$53,336	$1,293,771

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

On October 4, 2021, the Company and the Manager entered into an Equity Distribution Agreement with JonesTrading Institutional Services LLC, as placement agent (“JonesTrading”), pursuant to which the Company may issue and sell from time to time up to 2.2 million shares of the Series D Preferred Stock. Sales of the Series D Preferred Stock may be made in transactions that are deemed to be “at the market” offerings, as defined in Rule 415 of the Securities Act of 1933, as amended, including without limitation, sales made directly on the New York Stock Exchange, on any other existing trading market for the shares or to or through a market maker. Subject to the terms of the Company’s notice, JonesTrading may also sell the shares by any other method permitted by law, including but not limited to in privately negotiated transactions. The Company will pay JonesTrading a commission up to 3.0% of the gross proceeds from the sales of the Series D Preferred Stock pursuant to the agreement. The terms and conditions of the agreement include various representations and warranties, conditions to closing, indemnification rights and obligations of the parties and termination provisions. During the three months ended March 31, 2023, the Company did not issue any Series D Preferred Stock through this agreement. During the year ended December 31, 2022, the Company did not issue any Series D Preferred Stock through this agreement.

(Back to Index)

(Back to Index)

ACRES COMMERCIAL REALTY CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

MARCH 31, 2023

(unaudited)

On or after July 30, 2024, the Company may, at its option, redeem its 8.625% Fixed-to-Floating Series C Cumulative Redeemable Preferred Stock (“Series C Preferred Stock”), in whole or in part, at any time and from time to time, for cash at $25.00 per share, plus accrued and unpaid dividends, if any, to the redemption date. Effective July 30, 2024 and thereafter, the Company will pay cumulative dividends on the Series C Preferred Stock at a floating rate equal to three-month LIBOR plus 5.927% per annum based on the $25.00 liquidation preference, provided that such floating rate shall not be less than the initial rate of 8.625% at any date of determination.

At March 31, 2023, the Company had 4.8 million shares of Series C Preferred Stock and 4.6 million shares of Series D Preferred Stock outstanding, with weighted average issuance prices, excluding offering costs, of $25.00.

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

In November 2021, the Board authorized and approved the continued use of its existing share repurchase plan to repurchase an additional $20.0 million of the outstanding shares of the Company's common stock. Under the share repurchase plan, the Company intends to repurchase shares through open market purchases, privately negotiated transactions, block purchases or otherwise in accordance with applicable federal securities laws, including Rule 10b-18 and 10b5-1 of the Exchange Act.

During the three months ended March 31, 2023 and 2022, the Company repurchased $756,000 and $3.9 million of its common stock, respectively, representing 79,744 and 314,552 shares, respectively. At March 31, 2023, $6.5 million remains available under this repurchase plan.

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

During the three months ended March 31, 2023 and 2022, the Company recognized stock-based compensation expense of $894,000 and $744,000, respectively.

(Back to Index)

(Back to Index)

ACRES COMMERCIAL REALTY CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

MARCH 31, 2023

(unaudited)

The following table summarizes the Company’s restricted common stock transactions:

	Manager	Directors	Total Number of Shares	Weighted-Average Grant-Date Fair Value
Unvested shares at January 1, 2023	524,999	58,334	583,333	$14.22
Issued	17,780	—	17,780	9.45
Vested	(17,780)	—	(17,780)	9.45
Forfeited	—	—	—	—
Unvested shares at March 31, 2023	524,999	58,334	583,333	$14.22

The unvested restricted common stock shares are expected to vest during the following years:

Shares
2023	166,658
2024	166,658
2025	166,671
2026	83,346
Total	583,333

The shares issued during the three months ended March 31, 2023, pertaining to the fourth quarter 2022 incentive compensation shares, vested fully upon issuance pursuant to the Management Agreement. At March 31, 2023, total unrecognized compensation costs relating to unvested restricted stock was $3.6 million based on the grant date fair value of shares granted. The cost is expected to be recognized over a weighted average period of 2.7 years.

Under the Company’s Fourth Amended and Restated Management Agreement, as amended (“Management Agreement”), incentive compensation is paid quarterly. Up to 75% of the incentive compensation is paid in cash and at least 25% is paid in the form of an award of common stock, recorded in management fees on the consolidated statements of operations. During the three months ended March 31, 2023, the Company incurred incentive compensation payable to the Manager of $129,000, of which 50% was payable at quarter end in cash and 50%, representing 6,875 shares, was payable at quarter end in common stock. No incentive compensation was paid to the Manager for the three months ended March 31, 2022.

The Omnibus Plan and the Manager Plan are administered by the compensation committee of the Company's Board (the “Compensation Committee”). In 2020, the Compensation Committee and the Board created parameters for equity awards, whereby they are no longer discretionary but are now based upon the Company’s achievement of performance parameters using book value of the common stock as the appropriate benchmark. See Note 16 for a description of awards made under the Manager Plan.

(Back to Index)

(Back to Index)

ACRES COMMERCIAL REALTY CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

MARCH 31, 2023

(unaudited)

NOTE 13 - EARNINGS PER SHARE

The following table presents a reconciliation of basic and diluted losses per common share for the periods presented (dollars in thousands, except per share amounts):

	For the Three Months Ended March 31,
	2023	2022
Net income	$2,293	$2,084
Net income allocated to preferred shares	(4,855)	(4,855)
Net loss allocable to non-controlling interest, net of taxes	146	—
Net loss allocable to common shares	$(2,416)	$(2,771)

Weighted average number of common shares outstanding:
Weighted average number of common shares outstanding - basic	8,108,418	8,630,316
Weighted average number of warrants outstanding (1)	391,995	466,661
Total weighted average number of common shares outstanding - basic	8,500,413	9,096,977
Effect of dilutive securities - unvested restricted stock	—	—
Weighted average number of common shares outstanding - diluted	8,500,413	9,096,977

Net loss per common share - basic	$(0.28)	$(0.30)
Net loss per common share - diluted	$(0.28)	$(0.30)

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

The Company’s 2023 distributions are, and will be, determined by the Company's Board, which will also consider the composition of any distributions declared, including the option of paying a portion in cash and the balance in additional shares of common stock.

For the three months ended March 31, 2023 and 2022, the Company did not pay any common share distributions.

(Back to Index)

(Back to Index)

ACRES COMMERCIAL REALTY CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

MARCH 31, 2023

(unaudited)

The following tables present distributions declared (on a per share basis) for the three months ended March 31, 2023 and the year ended December 31, 2022 with respect to the Company's Series C Preferred Stock and Series D Preferred Stock:

	Series C Preferred Stock			Series D Preferred Stock
	Date Paid	Total Distribution Paid	Distribution Per Share	Date Paid	Total Distribution Paid	Distribution Per Share
		(in thousands)			(in thousands)
2023
March 31	May 1	$2,587	$0.5390625	May 1	$2,268	$0.4921875
2022
December 31	January 30, 2023	$2,587	$0.5390625	January 30, 2023	$2,268	$0.4921875
September 30	October 31	2,587	0.5390625	October 31	2,268	0.4921875
June 30	August 1	2,588	0.5390625	August 1	2,268	0.4921875
March 31	May 2	2,588	0.5390625	May 2	2,268	0.4921875

NOTE 15 - ACCUMULATED OTHER COMPREHENSIVE LOSS

The following table presents the changes in net unrealized loss on derivatives, the sole component of accumulated other comprehensive loss, for the three months ended March 31, 2023 (in thousands):

Accumulated Other Comprehensive Loss - Net Unrealized Loss on Derivatives
Balance at January 1, 2023	$(6,394)
Amounts reclassified from accumulated other comprehensive loss (1)	393
Balance at March 31, 2023	$(6,001)

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

Effective on July 31, 2020, the Company has a Management Agreement with the Manager pursuant to which the Manager provides the day-to-day management of the Company’s operations and receives management fees. For the three months ended March 31, 2023 and 2022, the Manager earned base management fees of $1.6 million and $1.7 million, respectively. For the three months ended March 31, 2023, the Manager earned incentive management fees of $129,000, of which 50% was payable in cash and 50% was payable in common stock. No incentive compensation was earned for the three months ended March 31, 2022.

At March 31, 2023 and December 31, 2022, $550,000 and $558,000, respectively, of base management fees were payable by the Company to the Manager. At March 31, 2023 and December 31, 2022, $129,000 and $340,000, respectively, of incentive management fees were payable by the Company to the Manager.

(Back to Index)

(Back to Index)

ACRES COMMERCIAL REALTY CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

MARCH 31, 2023

(unaudited)

The Manager and its affiliates provided the Company with a Chief Financial Officer and a sufficient number of additional accounting, finance, tax and investor relations professionals. The Company reimbursed the Manager’s expenses for (a) the wages, salaries and benefits of the Chief Financial Officer, and (b) a portion of the wages, salaries and benefits of accounting, finance, tax, legal and investor relations professionals, in proportion to such personnel’s percentage of time allocated to the Company’s operations. The Company reimbursed out-of-pocket expenses and certain other costs incurred by the Manager that related directly to the Company’s operations.

For the three months ended March 31, 2023, the Company reimbursed the Manager $902,000 for all such compensation and costs. For the three months ended March 31, 2022, the Company reimbursed the Manager $2.0 million for all such compensation and costs. At March 31, 2023 and December 31, 2022, the Company had payables to the Manager pursuant to the Management Agreement totaling $439,000 and $179,000, respectively, related to such compensation and costs. The Company’s base management fee payable and expense reimbursements payable were recorded in management fee payable and accounts payable and other liabilities on the consolidated balance sheets, respectively.

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

During the three months ended March 31, 2023 and 2022, the Company recorded interest income of $84,000 and $87,000, respectively, on the ACRES Loan in other income (expense) on the consolidated statements of operations. At March 31, 2023 and December 31, 2022, the ACRES Loan had a principal balance of $11.2 million and $11.3 million, respectively, recorded in loan receivable - related party on the consolidated balance sheets. At March 31, 2023 and December 31, 2022, the ACRES Loan had no accrued interest receivable.

During the year ended December 31, 2022, the Company originated one CRE whole loan with a par value of $38.6 million that was refinanced from a loan originated by affiliates of the Manager. The Company did not originate any loans that were refinanced from loans originated by affiliates of the Manager during the three months ended March 31, 2023. During the year ended December 31, 2022, the Company acquired 100% equity in one property for $38.6 million, that previously served as collateral for a loan held by an affiliate of the Manager prior to the acquisition.

At March 31, 2023, the Company retained equity in two securitization entities that were structured for the Company by the Manager. Under the Management Agreement, the Manager was not separately compensated by the Company for executing these transactions and was not separately compensated for managing the securitization entities and their assets.

During the year ended December 31, 2022, the Company co-originated and entered into joint funding agreements with ACRES Loan Origination, LLC, an affiliate of ACRES Capital Corp. and the Manager, on four loan originations, with total initial fundings of $97.2 million.

Relationship with ACRES Capital Servicing LLC. Under the MassMutual Loan Agreement, ACRES Capital Servicing LLC (“ACRES Capital Servicing”), an affiliate of ACRES Capital Corp. and the Manager, serves as the portfolio servicer. Additionally, ACRES Capital Servicing served as the special servicer of XAN 2020-RSO8 and XAN 2020-RSO9 and serves as special servicer of ACRES Commercial Realty 2021-FL1 Issuer, Ltd. (“ACR 2021-FL1”) and ACRES Commercial Realty 2021-FL2 Issuer, Ltd. (“ACR 2021-FL2”).

During the three months ended March 31, 2023, ACRES Capital Servicing received no portfolio servicing fees and earned $45,000 in special servicing fees, of which $35,000 was recorded as a reduction to interest income in the consolidated statement of operations. During the three months ended March 31, 2022, ACRES Capital Servicing received no portfolio servicing fees or special servicing fees.

Relationship with ACRES Collateral Manager, LLC. ACRES Collateral Manager, LLC, an affiliate of ACRES Capital Corp. and the Manager, serves as the collateral manager of ACR 2021-FL1 and ACR 2021-FL2, a role for which it waived its fee.

(Back to Index)

(Back to Index)

ACRES COMMERCIAL REALTY CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

MARCH 31, 2023

(unaudited)

Relationship with ACRES Development Management, LLC. ACRES Development Management, LLC (“DevCo”) is a wholly owned subsidiary of ACRES Capital Corp., the parent of the Manager. DevCo acts in various capacities as a co-developer or owner’s representative for direct equity investments within the Company’s portfolio. In November 2021, December 2021 and April 2022, the joint venture entities of the three CRE equity investments acquired through direct investment entered into development agreements with DevCo (the “Development Agreements”). Pursuant to the Development Agreements, DevCo agreed to manage the development of the projects associated with each equity investment in accordance with a development standard in exchange for fees equal to between 1.25% and 1.5% of all project costs. During the three months ended March 31, 2023, $54,000 in fees were incurred and paid to DevCo for services rendered under the Development Agreements. No fees were incurred or paid to DevCo for services rendered under the Development Agreements during the three months ended March 31, 2022.

Relationship with ACRES Share Holdings, LLC. During the three months ended March 31, 2023, the Company issued 17,780 shares to ACRES Share Holdings, LLC in connection with the fourth quarter 2022 incentive compensation. The shares vested fully upon issuance pursuant to the Management Agreement.

In June 2021, the Company’s Manager Plan was approved by its shareholders, which authorized up to 1,100,000 shares of common stock for issuance to the Manager (less shares of common stock issued or subject to awards under the Omnibus Plan). There were no shares issued under this plan for the three months ended March 31, 2023. During the year ended December 31, 2022, the Company issued 299,999 restricted shares to ACRES Share Holdings, LLC under the Manager Plan that will vest 25% each year on the anniversary of the issuance date over four years. See Note 12 for additional details.

NOTE 17 - FAIR VALUE OF FINANCIAL INSTRUMENTS

The Company had no financial instruments carried at fair value on a recurring basis at March 31, 2023 and December 31, 2022.

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

CRE whole loans. The fair values of the Company’s loans held for investment are measured by discounting the expected future cash flows using the current interest rates at which similar loans would be made to borrowers with similar credit ratings and for the same remaining maturities. Par values of loans with variable interest rates are expected to approximate fair value unless evidence of credit deterioration exists, in which case the fair value approximates the par value less the loan’s allowance estimated through individual evaluation. Fair values of loans with fixed rates are calculated using the net present values of future cash flows, discounted at market rates. The Company’s floating-rate CRE loans had interest rates from 7.56% to 13.31% and 7.03% to 12.67% at March 31, 2023 and December 31, 2022, respectively.

CRE mezzanine loan. Historically, this was measured by discounting the expected remaining cash flows using the current interest rates at which similar instruments would be originated for the same remaining maturity. The Company’s mezzanine loan was discounted at a rate of 10.00%. The Company's mezzanine loan had no carrying or fair value at March 31, 2023 or December 31, 2022.

Loan receivable- related party. This is estimated using a discounted cash flow model.

Senior notes in CRE securitizations. These are estimated using a discounted cash flow model with implied yields based on trades for similar securities.

Senior secured financing facility, warehouse financing facilities, mortgage payable and construction loan. These are variable-rate debt instruments indexed to either LIBOR or Term SOFR that reset periodically and as a result, their carrying value approximates their fair value, excluding deferred debt issuance costs.

5.75% Senior Unsecured Notes and Junior subordinated notes. These are estimated by using a discounted cash flow model.

(Back to Index)

(Back to Index)

ACRES COMMERCIAL REALTY CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

MARCH 31, 2023

(unaudited)

The fair values of the Company’s remaining financial and non-financial assets that are not reported at fair value on the consolidated balance sheets are reported in the following table (in thousands):

		Fair Value Measurements
	Carrying Value	Fair Value	Quoted Prices in Active Markets for Identical Assets of Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
At March 31, 2023:
Assets:
CRE whole loans	$1,970,891	$2,001,105	$—	$—	$2,001,105
Loan receivable - related party	11,200	8,385	—	—	8,385
Liabilities:
Senior notes in CRE securitizations	1,234,355	1,178,414	—	—	1,178,414
Senior secured financing facility	49,855	53,336	—	—	53,336
Warehouse financing facilities	311,276	313,493	—	—	313,493
Mortgage payable	18,296	18,710	—	—	18,710
Construction loan (1)	(2,225)	—	—	—	—
5.75% Senior Unsecured Notes	147,662	132,090	—	—	132,090
Junior subordinated notes	51,548	33,663	—	—	33,663
At December 31, 2022:
Assets:
CRE whole loans	$2,038,787	$2,065,504	$—	$—	$2,065,504
Loan receivable - related party	11,275	9,672	—	—	9,672
Liabilities:
Senior notes in CRE securitizations	1,233,556	1,179,313	—	—	1,179,313
Senior secured financing facility	87,890	91,549	—	—	91,549
Warehouse financing facilities	328,288	330,848	—	—	330,848
Mortgage payable	18,244	18,710	—	—	18,710
5.75% Senior Unsecured Notes	147,507	138,435	—	—	138,435
Junior subordinated notes	51,548	35,821	—	—	35,821

(1)
Deferred debt issuance costs related to the acquisition of a construction loan that has not been drawn on and has no fair value.

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

(Back to Index)

(Back to Index)

ACRES COMMERCIAL REALTY CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

MARCH 31, 2023

(unaudited)

The Company terminated all of its interest rate swap positions associated with its financed CMBS portfolio in April 2020. At termination, the Company realized a loss of $11.8 million. At March 31, 2023 and December 31, 2022, the Company had losses of $6.2 million and $6.6 million, respectively, recorded in accumulated other comprehensive loss, which will be amortized into earnings over the remaining life of the debt. During the three months ended March 31, 2023, the Company recorded amortization expense of $416,000, reported in interest expense on the consolidated statements of operations. During the three months ended March 31, 2022, the Company recorded amortization expense of $479,000, reported in interest expense on the consolidated statements of operations.

At March 31, 2023 and December 31, 2022, the Company had an unrealized gain of $233,000 and $256,000, respectively, attributable to two terminated interest rate swaps in accumulated other comprehensive loss on the consolidated balance sheets, to be accreted into earnings over the remaining life of the debt. For each of the three months ended March 31, 2023 and 2022, the Company recorded accretion income, reported in interest expense on the consolidated statements of operations, of $23,000 to accrete the accumulated other comprehensive income on the terminated swap agreements.

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

The following table presents the effect of the derivative instruments on the consolidated statements of operations for the three months ended March 31, 2023 and 2022 (in thousands):

		Realized and Unrealized Gain (Loss) (1)
	Consolidated Statements of Operations Location	Three Months Ended March 31, 2023	Three Months Ended March 31, 2022
Interest rate swap contracts, hedging	Interest expense	$(393)	$(456)

(1)
Negative values indicate a decrease to the associated consolidated statement of operations line items.

(Back to Index)

(Back to Index)

ACRES COMMERCIAL REALTY CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

MARCH 31, 2023

(unaudited)

NOTE 19 - OFFSETTING OF FINANCIAL ASSETS AND LIABILITIES

The following table presents a summary of the Company’s offsetting of financial liabilities and derivative liabilities (in thousands, except amounts in footnotes):

	(i) Gross Amounts	(ii) Gross Amounts Offset on the	(iii) = (i) - (ii) Net Amounts of Liabilities Presented on the	(iv) Gross Amounts Not Offset on the Consolidated Balance Sheets
	of Recognized Liabilities	Consolidated Balance Sheets	Consolidated Balance Sheets	Financial Instruments (1)	Cash Collateral Pledged	(v) = (iii) - (iv) Net Amount
At March 31, 2023:
Term warehouse financing facilities (2)	$311,276	$—	$311,276	$311,276	$—	$—
At December 31, 2022:
Term warehouse financing facilities (2)	$328,288	$—	$328,288	$328,288	$—	$—

(1)
Amounts represent financial instruments pledged that are available to be offset against liability balances associated with term warehouse financing facilities, repurchase agreements and derivatives.
(2)
The combined fair values of loans pledged against the Company’s various term warehouse financing facilities and repurchase agreements was $434.7 million and $453.6 million at March 31, 2023 and December 31, 2022, respectively.

All balances associated with warehouse financing facilities are presented on a gross basis on the Company’s consolidated balance sheets.

Certain of the Company’s warehouse financing facilities are governed by underlying agreements that generally provide for a right of offset in the event of default or in the event of a bankruptcy of either party to the transaction.

NOTE 20 - COMMITMENTS AND CONTINGENCIES

The Company may become involved in litigation on various matters due to the nature of the Company’s business activities. The resolution of these matters may result in adverse judgments, fines, penalties, injunctions and other relief against the Company as well as monetary payments or other agreements and obligations. In addition, the Company may enter into settlements on certain matters in order to avoid the additional costs of engaging in litigation. Except as discussed below, the Company is unaware of any contingencies arising from such litigation that would require accrual or disclosure in the consolidated financial statements at March 31, 2023.

Primary Capital Mortgage, LLC (“PCM”) is subject to potential litigation related to claims for repurchases or indemnifications on loans that PCM has sold to third parties. At both March 31, 2023 and December 31, 2022, no such litigation demand was outstanding. Reserves for such potential litigation demands are included in the reserve for mortgage repurchases and indemnifications that totaled $1.2 million at both March 31, 2023 and December 31, 2022, respectively. The reserves for mortgage repurchases and indemnifications are included in liabilities held for sale on the consolidated balance sheets.

The Company did not have any general litigation reserve at March 31, 2023 or December 31, 2022.

Other Contingencies

PCM is subject to additional claims for repurchases or indemnifications on loans that PCM has sold to investors. At March 31, 2023 and December 31, 2022, outstanding demands for indemnification, repurchase or make whole payments totaled $3.3 million. The Company’s estimated exposure for such outstanding claims, as well as unasserted claims, is included in its reserve for mortgage repurchases and indemnifications.

(Back to Index)

(Back to Index)

ACRES COMMERCIAL REALTY CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

MARCH 31, 2023

(unaudited)

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

Unfunded Commitments

Unfunded commitments on the Company’s originated CRE loans generally fall into two categories: (1) pre-approved capital improvement projects and (2) new or additional construction costs subject, in each case, to the borrower meeting specified criteria. Upon completion of the improvements or construction, the Company would receive additional interest income on the advanced amount. Whole loans had $143.6 million and $158.2 million in unfunded loan commitments at March 31, 2023 and December 31, 2022, respectively.

Additionally, the Company has commitments related to its construction of a student housing complex. The Company committed to a total funding of $24.3 million, of which $8.5 million was unfunded at March 31, 2023.

NOTE 21 - SUBSEQUENT EVENTS

The Company has evaluated subsequent events through the filing of this report and determined that there have not been any events, other than those described in Note 6 and Note 12, that have occurred that would require adjustments to or disclosures in the consolidated financial statements.

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

Special Note Regarding Forward-Looking Statements

This report contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Such forward-looking statements can generally be identified by our use of forward-looking terminology such as “may,” “will,” “continue,” “expect,” “intend,” “anticipate,” “estimate,” “believe,” “look forward” or other similar words or terms. Because such statements include risks, uncertainties and contingencies, actual results may differ materially from the expectations, intentions, beliefs, plans or predictions of the future expressed or implied by such forward-looking statements. For information identifying important factors that could cause actual results to differ materially from those anticipated in the forward-looking statements, including, without limitation, factors impacting whether we will be able to maintain our sources of liquidity and whether we will be able to identify sufficient suitable investments to increase our originations, please refer to the Risk Factors section of the Company’s Annual Report on Form 10-K for the year ended December 31, 2022 filed with the U.S. Securities and Exchange Commission (the “SEC”). Except as expressly required by applicable securities law, the Company disclaims any intention or obligation to update or revise any forward-looking statements whether as a result of new information, future events or otherwise.

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

Due in large part to the development and distribution of vaccines and other treatments, the U.S. and other countries around the world have eased or removed restrictions entirely, financial markets are more liquid, collateral performance has improved and unemployment rates have stabilized to some degree; as such, at March 31, 2023, we have substantially reversed provisions for credit losses related to macroeconomic factors impacted by COVID-19. For additional discussion with respect to the potential impact of COVID-19 on our liquidity and capital resources, see “Liquidity and Capital Resources.”

Currently, domestic and global markets are grappling with managing rising inflation rates, supply chain disruptions and energy market dislocations. These additional market pressures are manifesting themselves in higher consumer prices and have led domestic and global monetary policy makers to raise historically low short-term interest rates at rates much faster than originally anticipated by domestic and global financial markets in hopes of containing inflation and staving off or tempering an economic recession. The U.S. Federal Reserve has raised the Federal Funds rate by 5.00% in ten rate hikes between March 2022 and May 2023 to combat inflation, and more rate hikes may be expected to occur in the near future. These increases in the cost of capital and goods are expected to cause

(Back to Index)

(Back to Index)

short-term dislocations in various investment and financing markets in which we participate as we and other market participants adjust to the new financing environment.

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

We target originating transitional floating-rate CRE loans between $10.0 million and $100.0 million. In March 2020, due to the market disruptions caused by the COVID-19 pandemic, we halted loan originations to manage our liquidity. In conjunction with the capital commitments secured through the ACRES acquisition, we resumed originating floating-rate CRE loans in November 2020. During the year ended December 31, 2022, we originated 19 floating-rate CRE whole loans with total commitments of $610.8 million. Loan payoffs during the year ended December 31, 2022 were $399.6 million and net unfunded commitments were $21.2 million, producing a net increase to the portfolio of $190.0 million. During the three months ended March 31, 2023, we originated one floating-rate CRE whole loan, with a total commitment of $16.0 million. Loan payoffs during the three months ended March 31, 2023 were $94.1 million and net funded commitments were $13.7 million, producing a net decrease to the portfolio of $64.4 million.

Our CRE loan portfolio, which had $2.0 billion carrying values at both March 31, 2023 and December 31, 2022, comprised:

•
First mortgage loans, which we refer to as whole loans. These loans are typically secured by first liens on CRE property, including the following property types: multifamily, office, hotel, self-storage, retail, student housing, manufactured housing, industrial, healthcare and mixed-use. At both March 31, 2023 and December 31, 2022, our whole loans had a carrying value of $2.0 billion or 100.0% of the CRE loan portfolio. All but three of our CRE whole loans were current on contractual payments at March 31, 2023, one of which was made current with respect to debt service in April 2023.
•
Mezzanine debt is senior to the borrower’s equity but is subordinated to other third-party debt. These loans are subordinated CRE loans, usually secured by a pledge of the borrower’s equity ownership in the entity that owns the property or by a second lien mortgage on the property. At both March 31, 2023 and December 31, 2022, our mezzanine loans had no carrying value.

We generate our income primarily from the spread between the revenues we receive from our assets and the cost to finance our ownership of those assets, including corporate debt.

While the CRE whole loans included in the CRE loan portfolio are substantially composed of floating-rate loans benchmarked to the Secured Overnight Financing Rate (“SOFR”), asset yields are protected through the use of benchmark floors and minimum interest periods that typically range from 12 to 18 months at the time of a loan’s origination. Our benchmark floors provide asset yield protection when the benchmark rate falls below an in-place benchmark floor. Our net investment returns are enhanced by a decline in the cost of our floating-rate liabilities that do not have benchmark floors. Our net investment returns will be negatively impacted by the rising cost of our floating-rate liabilities that do not have floors until the benchmark rate is above the benchmark floor, at which point our floating-rate loans and floating-rate liabilities will be match funded, effectively locking in our net interest margin until the benchmark floor rate is activated again or the floating-rate loan is paid off or refinanced.

In a business environment where benchmark interest rates are increasing significantly, cash flows of the CRE assets underlying our loans may not be sufficient to pay debt service on our loans, which could result in non-performance or default. We partially mitigate this risk by generally requiring our borrowers to purchase interest rate cap agreements with non-affiliated, well-capitalized third parties and by selectively requiring our borrowers to have and maintain debt service reserves. These interest rate caps generally mature prior to the maturity date of the loan and the borrowers are required to pay to extend them. In most cases the sponsors will need to fund additional equity into the properties to cover these costs as the property may not generate sufficient cash flow to pay these costs. At March 31, 2023, 93.5% of the par value of our CRE loan portfolio had interest rate caps in place with a weighted-average maturity of 0.9 years.

(Back to Index)

(Back to Index)

At March 31, 2023, our $2.0 billion floating-rate CRE loan portfolio, at par, which includes one whole loan without a benchmark floor, had a weighted average benchmark floor of 0.66%. At December 31, 2022, our par-value $2.1 billion floating-rate CRE loan portfolio, which included one loan without a benchmark floor, had a weighted average benchmark floor of 0.68%. With the trend of rising benchmark interest rates in 2022 and 2023, we have seen the coupons on all of our floating-rate assets and debt rise accordingly. Because we have equity invested in each floating-rate loan, and because in all instances the benchmark interest rates are above our loan floors, the rise in interest rates expected by the market will result in an increase in our net interest income. See “Interest Rate Risk” in “Item 3: Quantitative and Qualitative Disclosures About Market Risk.”

(Back to Index)

(Back to Index)

Our portfolio comprises loans with a diverse array of collateral types. We increased our multifamily portfolio allocation to 76.2% at March 31, 2023 up from 75.2% at December 31, 2022. The following charts show our portfolio allocation by property type at March 31, 2023 and December 31, 2022:

PROPERTY TYPE AT MARCH 31, 2023

Office
13.8%
Hotel
6.2%
Self-Storage
3.4%
Retail
0.4%
Multifamily
76.2%

PROPERTY TYPE AT DECEMBER 31, 2022

Office
13.2%
Hotel
8.7%
Self-Storage
2.5%
Retail
0.4%
Multifamily
75.2%

From time to time, we may acquire real estate property through direct equity investments or as a result of our lending activities. At March 31, 2023, the total carrying value of our net real estate-related assets and liabilities was $97.2 million on four properties owned. The existence of net capital loss carryforwards available until December 31, 2025, allows for potential future capital gains on these investments to be shielded from income taxes. Additionally, at March 31, 2023, our investments in real estate comprise one hotel property with a carrying value of $37.4 million, classified as property held for sale of $40.4 million offset by liabilities held for sale of $3.0 million.

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

Our asset-specific borrowings comprised CRE debt securitizations, term warehouse financing facilities, senior secured financing facility, mortgage payable and construction loans. In May 2021, we closed ACRES Commercial Realty 2021-FL1 Issuer, Ltd.

(Back to Index)

(Back to Index)

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

At March 31, 2023 and December 31, 2022, we had an outstanding balance of $1.2 billion on CRE debt securitizations, or 68.2% and 66.1%, respectively, of total outstanding borrowings. At March 31, 2023 and December 31, 2022, we had outstanding balances on our term warehouse financing facilities of $311.3 million and $328.3 million, respectively, or 17.2% and 17.6%, respectively, of total outstanding borrowings. At March 31, 2023 and December 31, 2022, we had outstanding borrowings on our senior secured financing facility of $49.9 million and $87.9 million, respectively, or 2.8% and 4.7%, respectively, of total outstanding borrowings. At March 31, 2023 and December 31, 2022, we had $18.3 million and $18.2 million, respectively, of outstanding borrowings on our mortgage payable, or 1.0% and 1.0%, respectively, of total outstanding borrowings. At March 31, 2023, we had two construction loans that have not been drawn upon.

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

In January 2020, we adopted updated accounting guidance that replaced the incurred loss approach with the CECL model for the determination of our allowance for loan losses. We reevaluate our CECL allowance quarterly, incorporating our current expectations of macroeconomic factors considered in the determination of our CECL reserves. At March 31, 2023, the CECL allowance on our CRE loan portfolio was $23.9 million, or 1.2% of our $2.0 billion loan portfolio. At December 31, 2022, the CECL allowance on our CRE loan portfolio was $18.8 million, or 0.9% of our $2.1 billion loan portfolio.

During the three months ended March 31, 2023, we recorded a provision for credit losses primarily attributable to modeled increases in expected general portfolio credit risk and, to a lesser extent, to a general decline in macroeconomic conditions. For the year ended December 31, 2022, we recorded a net provision for credit losses, which at the time, reflected changes in macroeconomic conditions and a specific, full reserve on one mezzanine loan with a par value of $4.7 million, which was delinquent with respect to debt service.

Additionally, the steady decline in our CECL reserves from our highest reserve balance in June 30, 2020 of $61.1 million, or 3.4% of the par balance of our CRE loan portfolio, to our current reserve balance at March 31, 2023 of $23.9 million, or 1.2% of the par balance of our CRE loan portfolio, has been due to the following: the successful resolution of our individually evaluated loans with specific reserves, the overall newer vintage of our CRE loan portfolio (with 11.6% of the portfolio, at March 31, 2023, being originated prior to the fourth quarter of 2020) as well as the increasing percentage allocation of our CRE loan portfolio to multifamily loans over time. Multifamily loans have historically had the lowest credit losses of any asset class for us and as a sample population in the third-party model that we use to support our CECL reserves. Our percentage allocation of our CRE loan portfolio to multifamily has grown from 58.4% at June 30, 2020 to 76.2% at March 31, 2023.

During the three months ended March 31, 2023, we recorded no charge-offs.

We historically used derivative financial instruments, including interest rate swaps, to hedge a portion of the interest rate risk associated with our borrowings. In April 2020, we terminated all interest rate hedges in conjunction with the disposition of our financed commercial mortgage-backed securities (“CMBS”) portfolio. At March 31, 2023 and December 31, 2022, we had unrealized losses in connection with the terminated hedges of $6.2 million and $6.6 million, respectively, which will be amortized into interest expense over the remaining life of the debt. During the three months ended March 31, 2023, we recognized amortization expense on these terminated contracts of $416,000.

(Back to Index)

(Back to Index)

Common stock book value was $24.51 per share at March 31, 2023, a $0.03 per share decrease from December 31, 2022, primarily resulting from the accretive benefit of our board of directors, or our Board-approved common stock repurchase program, offset by net losses from operations incurred during the quarter.

Impact of Reference Rate Reform

As discussed in the “Overview” section above, at March 31, 2023, all of our CRE whole loans are benchmarked to one-month Term SOFR and our asset-specific borrowings are primarily benchmarked to one-month LIBOR and one-month Term SOFR. In March 2021, the United Kingdom’s Financial Conduct Authority announced that it would cease publication of the one-week and two-month USD LIBOR immediately after December 31, 2021 and cease publication of the remaining tenors immediately after June 30, 2023. In July 2021, the U.S. Federal Reserve, in conjunction with the Alternative Reference Rates Committee, a steering committee comprised of large U.S. financial institutions, has identified SOFR as its preferred alternative rate for LIBOR.

All variable rate loans originated by us beginning January 1, 2022 have been benchmarked to SOFR. Additionally, all of our floating-rate whole loans contain provisions that provide for the transition of the contractual benchmark interest rate to an alternative rate. At March 31, 2023, our loan portfolio had a carrying value of $2.0 billion of floating rate loans, all of which have interest rates tied to SOFR.

In September 2021 and January 2022, the term warehouse financing facilities with JPMorgan Chase Bank, N.A. (“JPMorgan Chase”) and Morgan Stanley Mortgage Capital Holdings LLC (“Morgan Stanley”), respectively, were amended to allow for the transition to alternative rates, including rates tied to SOFR, subject to benchmark transition events. Additionally, during the year ended December 31, 2022, we entered into a loan agreement to finance the acquisition of a student housing complex, which uses SOFR as its benchmark interest rate. At March 31, 2023, we had $1.7 billion of floating rate borrowings, 78.0% or $1.3 billion of which have interest rates tied to LIBOR and 22.0% or $366.1 million of which have interest rates tied to SOFR.

We expect to complete the process of converting our LIBOR-based borrowings to an applicable benchmark interest rate during 2023.

The transition from LIBOR to SOFR or to another alternative rate may result in financial market disruptions and significant increases in benchmark interest rates, resulting in increased financing costs to us, any of which could have an adverse effect on our business, results of operations, financial condition, and the market price of our common stock. Further discussion of the risk related to ongoing reference rate reform is provided in the section entitled “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2022.

Results of Operations

Our net loss allocable to common shares for the three months ended March 31, 2023 was $2.4 million or $0.28 per share-basic ($0.28 per share-diluted), as compared to net loss allocable to common shares for the three months ended March 31, 2022 of $2.8 million, or $0.30 per share-basic ($0.30 per share-diluted).

(Back to Index)

(Back to Index)

Net Interest Income

The following tables analyze the change in interest income and interest expense for the comparative three months ended March 31, 2023 and 2022 by changes in volume and changes in rates. The changes attributable to the combined changes in volume and rate have been allocated proportionately, based on absolute values, to the changes due to volume and changes due to rates (dollars in thousands, except amounts in footnotes):

	Three Months Ended March 31, 2023 Compared to Three Months Ended March 31, 2022
			Due to Changes in
	Net Change	Percent Change (1)	Volume	Rate
Increase (decrease) in interest income:
CRE whole loans (2)	$21,946	97%	$2,075	$19,871
Legacy CRE loan	(29)	(100)%	(29)	—
CRE mezzanine loan	(104)	(89)%	—	(104)
Other	840	4,421%	(5)	845
Total increase in interest income	22,653	100%	2,041	20,612

Increase (decrease) in interest expense:
Securitized borrowings: (3)
XAN 2020-RSO8 Senior Notes	(1,208)	(100)%	(1,208)	—
XAN 2020-RSO9 Senior Notes	(956)	(100)%	(956)	—
ACR 2021-FL1 Senior Notes	7,352	231%	—	7,352
ACR 2021-FL2 Senior Notes	6,174	194%	—	6,174
Senior secured financing facility (3)	1,043	203%	1,021	22
CRE - term warehouse financing facilities (3)	5,074	490%	2,990	2,084
4.50% Convertible Senior Notes (3)	(1,356)	(100)%	(1,356)	—
5.75% Senior Unsecured Notes (3)	10	0%	10	—
12.00% Senior Unsecured Notes (3)	(178)	(100)%	(178)	—
Unsecured junior subordinated debentures	576	107%	—	576
Hedging	(63)	(14)%	(63)	—
Total increase in interest expense	16,468	110%	260	16,208
Net increase in net interest income	$6,185		$1,781	$4,404

(1)
Percent change is calculated as the net change divided by the respective interest income or interest expense for the three months ended March 31, 2022.
(1)
Includes an increase in fee income of $11,000 recognized on our CRE whole loans that was due to changes in volume.
(2)
Includes decreases in amortization expense of $1.1 million, $106,000, $595,000 and $178,000 on our securitized borrowings, CRE - term warehouse financing facilities, 4.50% Convertible Senior Notes and 12.00% senior unsecured notes, respectively, and increases in amortization expense of $30,000 and $10,000 on our senior secured financing facility and 5.75% Senior Unsecured Notes, respectively, that were due to changes in volume.

Net Change in Interest Income for the Comparative three months ended March 31, 2023 and 2022:

Aggregate interest income increased by $22.7 million for the comparative three months ended March 31, 2023 and 2022. We attribute the changes to the following:

CRE whole loans. The increase of $21.9 million for the comparative three months ended March 31, 2023 and 2022 was primarily attributable to an increase in the benchmark rates over the comparative periods, and to a lessor extent, a net increase in the size of the total loan portfolio.

Net Change in Interest Expense for the Comparative three months ended March 31, 2023 and 2022:

Aggregate interest expense increased by $16.5 million for the comparative three months ended March 31, 2023 and 2022. We attribute the changes to the following:

Securitized borrowings. The net increase of $11.4 million for the comparative three months ended March 31, 2023 and 2022, respectively, was primarily attributable to an increase in benchmark rates over the comparative periods. The increase was partially offset by the liquidations of XAN 2020-RSO8 and XAN 2020-RSO9.

(Back to Index)

(Back to Index)

Senior secured financing facility. The increase of $1.0 million for the comparative three months ended March 31, 2023 and 2022 was primarily attributable to increased utilization of the senior secured financing facility.

CRE - term warehouse financing facilities. The increase of $5.1 million for the comparative three months ended March 31, 2023 and 2022 was attributable to the increased utilization of these facilities as well as an increase in benchmark rates over the comparative periods.

4.50% Convertible Senior Notes. The decrease of $1.4 million for the comparative three months ended March 31, 2023 and 2022 was primarily attributable to the redemption of the remaining $88.0 million of these notes during the year ended December 31, 2022.

Unsecured junior subordinated debentures. The increase of $576,000 for the comparative three months ended March 31, 2023 and 2022 was attributable to an increase in the benchmark interest rate for our unsecured junior subordinated debentures, over the comparative periods.

(Back to Index)

(Back to Index)

Average Net Yield and Average Cost of Funds:

The following tables present the average net yield and average cost of funds for the three months ended March 31, 2023 and 2022 (dollars in thousands, except amounts in footnotes):

	Three Months Ended March 31, 2023			Three Months Ended March 31, 2022
	Average Amortized Cost	Interest Income (Expense)	Average Net Yield (Cost of Funds) (1)	Average Amortized Cost	Interest Income (Expense)	Average Net Yield (Cost of Funds) (1)
Interest-earning assets
CRE whole loans, floating-rate (2)	$2,011,599	$44,457	8.96%	$1,883,227	$22,511	4.85%
Legacy CRE loan	—	—	—%	640	29	18.08%
CRE mezzanine loan	4,700	13	1.09%	4,700	117	9.96%
Other	111,119	859	3.14%	136,673	19	0.06%
Total interest income/average net yield	2,127,418	45,329	8.64%	2,025,240	22,676	4.54%
Interest-bearing liabilities
Collateralized by:
CRE whole loans (3)	1,621,061	(27,556)	(6.89)%	1,481,354	(10,077)	(2.67)%
General corporate debt:
Unsecured junior subordinated debentures	51,548	(1,115)	(8.65)%	51,548	(539)	(4.18)%
4.50% Convertible Senior Notes (4)	—	—	—%	67,076	(1,356)	(8.09)%
5.75% Senior Unsecured Notes (5)	147,585	(2,311)	(6.35)%	146,986	(2,301)	(6.35)%
12.00% Senior Unsecured Notes (6)(7)	—	—	—%	—	(178)	—%
Hedging (8)	—	(393)	—%	—	(456)	—%
Total interest expense/average cost of funds	1,820,194	(31,375)	(6.90)%	1,746,964	(14,907)	(3.23)%
Total net interest income		$13,954			$7,769

(1)
Average net yield includes net amortization/accretion and fee income and is computed based on average amortized cost.
(2)
Includes fee income of $2.1 million on our floating-rate CRE whole loans for both the three months ended March 31, 2023 and 2022.
(3)
Includes amortization expense of $1.3 million and $2.5 million for the three months ended March 31, 2023 and 2022, respectively, on our interest-bearing liabilities collateralized by CRE whole loans.
(4)
Includes amortization expense of $595,000 for the three months ended March 31, 2022.
(5)
Includes amortization expense of $155,000 and $145,000 for the three months ended March 31, 2023 and 2022, respectively.
(6)
Includes amortization expense of $178,000 for the three months ended March 31, 2022.
(7)
The outstanding par balance of our 12.00% Senior Unsecured Notes was redeemed in full in August 2021. At any time and from time to time prior to July 31, 2022, we were permitted to elect to issue up to $75.0 million of principal of additional notes. The interest expense incurred during the three months ended March 31, 2022 comprised amortization of deferred debt issuance costs on the remaining availability.
(8)
Includes net amortization expense of $393,000 and $456,000 for the three months ended March 31, 2023 and 2022, respectively, on 20 and 22 terminated interest rate swap agreements, respectively, that were in net loss positions at the time of termination. The remaining net losses, reported in accumulated other comprehensive loss on the consolidated balance sheets, will be accreted over the remaining life of the debt.

Real Estate Income and Other Revenue

The following table sets forth information relating to our real estate income and other revenue for the periods presented (dollars in thousands):

	For the Three Months Ended March 31,
	2023	2022	Dollar Change	Percent Change
Real estate income and other revenue:
Real estate income	$7,071	$3,138	$3,933	125%
Other revenue	33	16	17	106%
Total	$7,104	$3,154	$3,950	125%

Aggregate real estate income and other revenue increased by $4.0 million for the comparative three months ended March 31, 2023 and 2022. We primarily attribute the changes to the acquisition of two revenue-generating properties in the second quarter of 2022. Additionally, real estate income at our hotel property acquired in 2020 benefited from increased personal and business travel resulting from lifted COVID-19 restrictions that occurred late in the spring of 2022. In the third quarter 2022, we received the deed-in-lieu of foreclosure on a hotel property that also contributed to the increase in real estate income for two of the three months ended March 31, 2023 prior to being sold.

(Back to Index)

(Back to Index)

Operating Expenses

The following tables set forth information relating to our operating expenses for the periods presented (dollars in thousands):

	For the Three Months Ended March 31,
	2023	2022	Dollar Change	Percent Change
Operating expenses:
General and administrative	$2,979	$3,457	$(478)	(14)%
Real estate expenses	8,860	4,794	4,066	85%
Management fees - related party	1,773	1,682	91	5%
Equity compensation - related party	894	744	150	20%
Corporate depreciation and amortization	23	22	1	5%
Provision for (reversal of) credit losses, net	5,096	(1,802)	6,898	383%
Total	$19,625	$8,897	$10,728	121%

Aggregate operating expenses increased by $10.7 million for the comparative three months ended March 31, 2023 and 2022. We attribute the changes to the following:

General and administrative. General and administrative expenses decreased by $478,000 for the comparative three months ended March 31, 2023 and 2022. The following table summarizes the information relating to our general and administrative expenses for the periods presented (dollars in thousands):

	For the Three Months Ended March 31,
	2023	2022	Dollar Change	Percent Change
General and administrative
Professional services	$1,520	$1,892	$(372)	(20)%
Wages and benefits	391	360	31	9%
D&O insurance	319	356	(37)	(10)%
Operating expenses	268	159	109	69%
Director fees	206	337	(131)	(39)%
Dues and subscriptions	203	205	(2)	(1)%
Tax penalties, interest & franchise tax	66	139	(73)	(53)%
Travel	6	9	(3)	(33)%
Total	$2,979	$3,457	$(478)	(14)%

The decrease in general and administrative expense for the comparative three months ended March 31, 2023 and 2022 was primarily attributable to a decrease in professional services in connection with (i) legal expenses incurred during the three months ended March 31, 2022 pertaining to the liquidation of 2020-RSO8 and 2020-RSO9 compounded by reimbursement from a borrower for legal costs during the three months ended March 31, 2023 and (ii) the timing of CRE valuations for the year end audit.

Real estate expenses. The increase of $4.1 million for the comparative three months ended March 31, 2023 and 2022 was primarily attributable to the acquisition of two properties, a hotel and a student housing complex in April 2022, as well as increased operating expenses incurred on a hotel property acquired in November 2020 due to growth in its operations in the current year and incremental operating expenses incurred on a hotel property on which we received the deed-in-lieu of foreclosure in July 2022. The increase for the comparative three months was partially offset by the sale of an office property in September 2022, as well as a decrease in depreciation expense on one office property acquired in October 2021 over the comparative periods.

Provision for (reversal of) credit losses, net. The provision for credit losses of $5.1 million for the three months ended March 31, 2023 was primarily attributable to modeled increases in expected general portfolio credit risk as well as a general decline in macroeconomic conditions. The reversal of credit losses of $1.8 million for the three months ended March 31, 2022 was attributable to overall, general improvements in expected macroeconomic conditions and improvements in property-level operations on loan collateral.

(Back to Index)

(Back to Index)

Other Income (Expense)

The following table sets forth information relating to our other income (expense) incurred for the periods presented (dollars in thousands):

	For the Three Months Ended March 31,
	2023	2022	Dollar Change	Percent Change
Other income (expense):
Loss on extinguishment of debt	$—	$(460)	$460	(100)%
Gain on sale of real estate	745	—	745	100%
Other income	110	798	(688)	(86)%
Total	$855	$338	$517	153%

Aggregate other income increased $517,000 for the comparative three months ended March 31, 2023 and 2022. We attribute the changes to the following:

Loss on extinguishment of debt. There were no losses on extinguishment of debt in the three months ended March 31, 2023. The loss of $460,000 for the three months ended March 31, 2022 was attributable to non-cash losses in connection with the ratable acceleration of the 4.50% Convertible Senior Notes' market discount due to the partial redemption of our 4.50% Convertible Senior Notes in February 2022.

Gain on sale of real estate. The increase of $745,000 for the comparative three months ended March 31, 2023 and 2022 was attributed to the sale of a hotel property in the Northeast region in February 2023 that generated $745,000 of non-recurring gains.

Other Income. The decrease of $688,000 during the comparative three months ended March 31, 2023 and 2022, was primarily attributable to a loan recovery received on a middle market loan that was previously charged off during the three months ended March 31, 2022. During the three months ended March 31, 2023, no loan recoveries occurred.

(Back to Index)

(Back to Index)

Financial Condition

Summary

Our total assets were $2.3 billion and $2.4 billion at March 31, 2023 and December 31, 2022, respectively.

Investment Portfolio

The tables below summarize the amortized cost and net carrying amount of our investment portfolio, classified by asset type, at March 31, 2023 and December 31, 2022 as follows (dollars in thousands, except amounts in footnotes):

At March 31, 2023	Amortized Cost	Net Carrying Amount (1)	Percent of Portfolio	Weighted Average Coupon
Loans held for investment:
CRE whole loans, floating-rate	$1,990,090	$1,970,891	93.55%	8.62%
CRE mezzanine loan	4,700	—	0.00%	10.00%
	1,994,790	1,970,891	93.55%
Other investments:
Investments in unconsolidated entities	1,548	1,548	0.07%	N/A (4)
Investments in real estate (2)	97,205	97,205	4.61%	N/A (4)
Property held for sale (3)	37,352	37,352	1.77%	N/A (4)
	136,105	136,105	6.45%

Total investment portfolio	$2,130,895	$2,106,996	100.00%

At December 31, 2022	Amortized Cost	Net Carrying Amount (1)	Percent of Portfolio	Weighted Average Coupon
Loans held for investment:
CRE whole loans, floating-rate	$2,052,890	$2,038,787	93.56%	7.99%
CRE mezzanine loan	4,700	—	0.00%	10.00%
	2,057,590	2,038,787	93.56%
Other investments:
Investments in unconsolidated entities	1,548	1,548	0.07%	N/A (4)
Investments in real estate (2)	88,132	88,132	4.04%	N/A (4)
Property held for sale (3)	50,744	50,744	2.33%	N/A (4)
	140,424	140,424	6.44%

Total investment portfolio	$2,198,014	$2,179,211	100.00%

(1)
Net carrying amount includes an allowance for credit losses of $23.9 million and $18.8 million at March 31, 2023 and December 31, 2022, respectively.
(2)
Includes real estate-related right of use assets of $19.4 million and $19.5 million, mortgage payable of $18.3 million and $18.2 million, intangible assets of $8.6 million and $8.9 million, lease liabilities of $43.0 million and $42.9 million and other liabilities of $55,000 and $64,000 at March 31, 2023 and December 31, 2022, respectively.
(3)
Includes property held for sale-related liabilities of $3.0 million at both March 31, 2023 and December 31, 2022.
(4)
There are no stated rates associated with these investments.

CRE loans. During the three months ended March 31, 2023, we originated a $16.0 million floating-rate CRE whole loan commitment (of which $1.2 million was an unfunded loan commitment), funded $14.9 million of previously unfunded loan commitments and received $94.1 million in proceeds from loan payoffs and paydowns.

(Back to Index)

(Back to Index)

The following is a summary of our loans (dollars in thousands, except amounts in footnotes):

Description	Quantity	Principal	Unamortized (Discount) Premium, net (1)	Amortized Cost	Allowance for Credit Losses	Carrying Value	Contractual Interest Rates (2)	Maturity Dates (3)(4)
At March 31, 2023:
Whole loans (5)(6)	78	$2,001,105	$(11,015)	$1,990,090	$(19,199)	$1,970,891	1M BR plus 2.86% to 1M BR plus 8.61%	April 2023 to July 2026
Mezzanine loan (5)	1	4,700	—	4,700	(4,700)	—	10.00%	June 2028
Total		$2,005,805	$(11,015)	$1,994,790	$(23,899)	$1,970,891

At December 31, 2022:
Whole loans (5)(6)	81	$2,065,504	$(12,614)	$2,052,890	$(14,103)	$2,038,787	1M BR plus 2.85% to 1M BR plus 8.50%	January 2023 to July 2026
Mezzanine loan (5)	1	4,700	—	4,700	(4,700)	—	10.00%	June 2028
Total		$2,070,204	$(12,614)	$2,057,590	$(18,803)	$2,038,787

(1)
Amounts include unamortized loan origination fees of $10.7 million and $12.3 million and deferred amendment fees of $267,000 and $308,000 at March 31, 2023 and December 31, 2022, respectively.
(2)
Benchmark rates ("BR") comprise one-month LIBOR or one-month Term SOFR. At March 31, 2023, all of our whole loans used one-month SOFR. Weighted-average one-month benchmark rates were 4.74% and 4.21% at March 31, 2023 and December 31, 2022, respectively. Additionally, weighted-average benchmark rate floors were 0.66% and 0.68% at March 31, 2023 and December 31, 2022, respectively.
(3)
Maturity dates exclude contractual extension options, subject to the satisfaction of certain terms that may be available to the borrowers.
(4)
Maturity dates exclude three whole loans, with amortized costs of $51.0 million and $51.6 million, in maturity default at March 31, 2023 and December 31, 2022, respectively.
(5)
Substantially all loans are pledged as collateral under various borrowings at March 31, 2023 and December 31, 2022.
(6)
CRE whole loans had $143.6 million and $158.2 million in unfunded loan commitments at March 31, 2023 and December 31, 2022, respectively. These unfunded loan commitments are advanced as the borrowers formally request additional funding and meet certain benchmarks, as permitted under the loan agreement, and any necessary approvals have been obtained.

At March 31, 2023, 23.2%, 23.1% and 13.9% of our CRE loan portfolio was concentrated in the Southwest, Southeast and Mountain regions, respectively, based on carrying value, as defined by the NCREIF. At December 31, 2022, 23.2%, 21.5% and 16.2% of our CRE loan portfolio was concentrated in the Southwest, Southeast and Mountain regions, respectively, based on carrying value. At March 31, 2023 and December 31, 2022, no single loan or investment represented more than 10% of our total assets and no single investment group generated over 10% of our revenue.

Investments in unconsolidated entities. Our investments in unconsolidated entities at March 31, 2023 and December 31, 2022 comprised a 100% interest in the common shares of Resource Capital Trust I (“RCT I”) and RCC Trust II (“RCT II”), with a value of $1.5 million in the aggregate, or 3.0% of each trust. We record our investments in RCT I’s and RCT II’s common shares as investments in unconsolidated entities using the cost method, recording dividend income when declared by RCT I and RCT II.

We recorded dividends from our investments in RCT I’s and RCT II’s common shares, reported in other revenue on the consolidated statement of operations, of $33,000 during the three months ended March 31, 2023. During the three months ended March 31, 2022, we recorded dividends of $16,000.

Investments in real estate and property held for sale. At March 31, 2023, we held investments in five real estate properties, four of which are included in investments in real estate and one of which is included in properties held for sale on the consolidated balance sheets.

In February 2023, we sold a hotel property in the Northeast region that we previously designated as a property held for sale. The hotel property sold for $15.1 million with selling costs of $845,000, resulting in a gain of $745,000.

(Back to Index)

(Back to Index)

The following table summarizes the book value of our investments in real estate and related intangible assets at March 31, 2023 and December 31, 2022 (in thousands, except amounts in the footnotes):

	March 31, 2023			December 31, 2022
	Cost Basis	Accumulated Depreciation & Amortization	Carrying Value	Cost Basis	Accumulated Depreciation & Amortization	Carrying Value
Assets:
Investments in real estate, equity:
Investments in real estate (1)	$133,522	$(2,951)	$130,571	$123,219	$(2,251)	$120,968
Right of use assets (2)(3)	19,664	(273)	19,391	19,664	(205)	19,459
Intangible assets (4)	11,474	(2,846)	8,628	11,474	(2,594)	8,880
Subtotal	164,660	(6,070)	158,590	154,357	(5,050)	149,307

Investments in real estate from lending activities:
Properties held for sale (5)	40,377	—	40,377	53,769	—	53,769
Total	205,037	(6,070)	198,967	208,126	(5,050)	203,076

Liabilities:
Investments in real estate, equity:
Mortgage payable	18,089	207	18,296	18,089	155	18,244
Other liabilities	247	(192)	55	247	(183)	64
Lease liabilities (3)(6)	43,260	(226)	43,034	43,260	(393)	42,867
Subtotal (7)	61,596	(211)	61,385	61,596	(421)	61,175

Investments in real estate from lending activities:
Liabilities held for sale	3,025	—	3,025	3,025	—	3,025
Total	64,621	(211)	64,410	64,621	(421)	64,200

Total net investments in real estate and properties held for sale (8)	$140,416		$134,557	$143,505		$138,876

(1)
Includes $38.4 million of land, which is not depreciable, at March 31, 2023 and December 31, 2022, respectively.
(2)
Primarily comprises a $19.0 million right of use asset, associated with an acquired ground lease of $42.6 million accounted for as an operating lease at March 31, 2023 and December 31, 2022. Amortization is booked to real estate expenses on the consolidated statements of operations.
(3)
Refer to Note 8 in the Notes to the Consolidated Financial Statements for additional information on our remaining operating leases.
(4)
Primarily comprises a franchise intangible of $5.1 million and $5.3 million, a management contract of $3.1 million and a customer list of $357,000 and $427,000 at March 31, 2023 and December 31, 2022, respectively.
(5)
At December 31, 2022, properties held for sale included two properties originally acquired in November 2020 and July 2022. At March 31, 2023, the property acquired in November 2020 was in property held for sale.
(6)
Primarily comprises a $42.6 million ground lease at a hotel property with a remaining term of 93 years. Lease expenses for the three months ended March 31, 2023 were $661,000.
(7)
Excludes $2.2 million of deferred debt issuance costs on construction loans that can be drawn upon subsequent to March 31, 2023.
(8)
Excludes items of working capital, either acquired or assumed.

(Back to Index)

(Back to Index)

Financing Receivables

The following tables show the activity in the allowance for credit losses for the three months ended March 31, 2023 and year ended December 31, 2022 (in thousands):

	Three Months Ended March 31, 2023	Year Ended December 31, 2022
Allowance for credit losses at beginning of period	$18,803	$8,805
Provision for credit losses	5,096	12,295
Charge offs	—	(2,297)
Allowance for credit losses at end of period	$23,899	$18,803

During the three months ended March 31, 2023, we recorded provisions for expected credit losses of $5.1 million, primarily attributable to modeled increases in expected general portfolio credit risk and, to a lesser extent, a general decline in macroeconomic conditions.

At March 31, 2023 and December 31, 2022, we individually evaluated the following loans:

•
One office mezzanine loan in the Northeast region with a principal balance of $4.7 million at both March 31, 2023 and December 31, 2022. We fully reserved this loan in the fourth quarter of 2022, and it continues to be fully reserved at March 31, 2023. The loan entered payment default in February 2023 and has been placed on nonaccrual status.
•
One retail loan in the Northeast region, with a principal balance of $8.0 million at both March 31, 2023 and December 31, 2022, for which foreclosure was determined to be probable. The loan was modified in February 2021 to extend the loan's maturity to December 2021 and has since entered into payment default and has been put on nonaccrual status. The loan had an as-is appraised value in excess of its principal and interest balances, and, as such, had no allowance for current expected credit losses (“CECL”) at March 31, 2023 and December 31, 2022, respectively.
•
One office loan in the Southwest region, with a principal balance of $20.1 million and $20.7 million at March 31, 2023 and December 31, 2022, respectively, for which foreclosure was determined to be probable. The loan had an initial maturity of March 2022, was modified three times to extend its maturity to June 2022 and has since entered into payment default and has been put on nonaccrual status. However, in exchange for payments, comprising principal paydowns, interest payments and the reimbursement of certain legal fees, received between October 2022 and April 2023, we have agreed to temporarily defer our right to foreclose on the property until July 2023. Additionally, at both March 31, 2023 and December 31, 2022, this loan had an as-is appraised value in excess of its principal and interest balances, and, as such, had no CECL allowance.

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

Credit risk profiles of CRE loans at amortized cost were as follows (in thousands, except amounts in the footnotes):

	Rating 1	Rating 2	Rating 3	Rating 4	Rating 5	Total (1)
At March 31, 2023:
Whole loans, floating-rate	$—	$1,532,268	362,903	$43,958	$50,961	$1,990,090
Mezzanine loan	—	—	—	—	4,700	4,700
Total	$—	$1,532,268	$362,903	$43,958	$55,661	$1,994,790

At December 31, 2022:
Whole loans, floating-rate	$—	$1,635,376	$309,491	$85,226	$22,797	$2,052,890
Mezzanine loan	—	—	—	—	4,700	4,700
Total	$—	$1,635,376	$309,491	$85,226	$27,497	$2,057,590

(1)
The total amortized cost of CRE loans excluded accrued interest receivable of $12.5 million and $11.9 million at March 31, 2023 and December 31, 2022, respectively.

(Back to Index)

(Back to Index)

Credit risk profiles of CRE loans by origination year at amortized cost were as follows (in thousands, except amounts in footnotes):

	2023	2022	2021	2020	2019	Prior	Total (1)
At March 31, 2023:
Whole loans, floating-rate: (2)
Rating 2	$14,759	$480,017	$944,121	$52,722	$26,949	$13,700	$1,532,268
Rating 3	—	52,619	203,273	34,387	27,887	44,737	362,903
Rating 4	—	—	43,958	—	—	—	43,958
Rating 5	—	—	—	—	42,936	8,025	50,961
Total whole loans, floating-rate	14,759	532,636	1,191,352	87,109	97,772	66,462	1,990,090
Mezzanine loan (rating 5)	—	—	—	—	—	4,700	4,700
Total	$14,759	$532,636	$1,191,352	$87,109	$97,772	$71,162	$1,994,790

Current Period Gross Write-Offs (3)	$—	$—	$—	$—	$—	$—	$—

	2022	2021	2020	2019	2018	Prior	Total (1)
At December 31, 2022:
Whole loans, floating-rate: (2)
Rating 2	$526,606	$1,003,060	$64,944	$26,977	$13,789	$—	$1,635,376
Rating 3	—	192,490	44,657	27,881	44,463	—	309,491
Rating 4	—	—	—	20,742	64,484	—	85,226
Rating 5	—	—	—	22,797	—	—	22,797
Total whole loans, floating-rate	526,606	1,195,550	109,601	98,397	122,736	—	2,052,890
Mezzanine loan (rating 5)	—	—	—	—	4,700	—	4,700
Total	$526,606	$1,195,550	$109,601	$98,397	$127,436	$—	$2,057,590

(1)
The total amortized cost of CRE loans excluded accrued interest receivable of $12.5 million and $11.9 million at March 31, 2023 and December 31, 2022, respectively.
(2)
Acquired CRE whole loans are grouped within each loan’s year of origination.
(3)
There were no charge-offs during the three months ended March 31, 2023.

At both March 31, 2023 and December 31, 2022, we had one additional mezzanine loan included in other assets held for sale that had no carrying value.

(Back to Index)

(Back to Index)

Loan Portfolio Aging Analysis

The following table presents the CRE loan portfolio aging analysis as of the dates indicated for CRE loans at amortized cost (in thousands, except amounts in footnotes):

	30-59 Days	60-89 Days	Greater than 90 Days (1)	Total Past Due	Current (2)	Total Loans Receivable (3)	Total Loans > 90 Days and Accruing
At March 31, 2023:
Whole loans, floating-rate	$—	$—	$50,961	$50,961	$1,939,129	$1,990,090	$—
Mezzanine loan (4)	4,700	—	—	4,700	—	4,700	—
Total	$4,700	$—	$50,961	$55,661	$1,939,129	$1,994,790	$—

At December 31, 2022:
Whole loans, floating-rate	$—	$—	$28,767	$28,767	$2,024,123	$2,052,890	$—
Mezzanine loan (4)	—	—	—	—	4,700	4,700	—
Total	$—	$—	$28,767	$28,767	$2,028,823	$2,057,590	$—

(1)
During the three months ended March 31, 2023 and 2022,, we recognized interest income of $1.1 million and $641,000, respectively, on three loans with a principal payment past due greater than 90 days at March 31, 2023.
(2)
Includes one whole loan with an amortized cost of $22.8 million, in maturity default at December 31, 2022.
(3)
The total amortized cost of CRE loans excluded accrued interest receivable of $12.5 million and $11.9 million at March 31, 2023 and December 31, 2022, respectively.
(4)
Fully reserved at both March 31, 2023 and December 31, 2022.

At March 31, 2023, we had three CRE whole loans, with total amortized costs of $51.0 million, and one mezzanine loan, with a total amortized cost of $4.7 million, in payment default. One CRE whole loan was made current with respect to debt service in April 2023. At December 31, 2022, we had three CRE whole loans, with total amortized costs of $51.6 million, in payment default.

Modifications

During the three months ended March 31, 2023, we did not enter into any loan modifications for borrowers that are experiencing financial difficulty.

During the three months ended March 31, 2022, we entered into one agreement that extended one CRE whole loan, with a total amortized cost of $21.8 million, which represented 1.1% of the total amortized cost of the portfolio.

Restricted Cash

At March 31, 2023, we had restricted cash of $33.9 million, which consisted of $33.4 million of restricted cash held within our five consolidated securitization entities and $525,000 held in escrow for deposits or tax payments at our real estate properties. At December 31, 2022, we had restricted cash of $38.6 million, which consisted of $38.2 million held within our five consolidated securitization entities and $400,000 held in escrow for deposits or tax payments at our real estate properties or pledged with minimum reserve balance requirements. The decrease of $4.7 million was primarily attributable to net loan purchase activity within two of our consolidated securitization entities.

Accrued Interest Receivable

The following table summarizes our accrued interest receivable at March 31, 2023 and December 31, 2022 (in thousands):

	March 31, 2023	December 31, 2022	Net Change
Accrued interest receivable from loans	$12,462	$11,936	$526
Accrued interest receivable from promissory note, escrow, sweep and reserve accounts	108	33	75
Total	$12,570	$11,969	$601

(Back to Index)

(Back to Index)

The increase of $601,000 in accrued interest receivable was primarily attributable to rising benchmark rates.

Other Assets

The following table summarizes our other assets at March 31, 2023 and December 31, 2022 (in thousands):

	March 31, 2023	December 31, 2022	Net Change
Tax receivables and prepaid taxes	$202	$224	$(22)
Other receivables	906	1,086	(180)
Other prepaid expenses	2,200	2,181	19
Fixed assets - non real estate	350	326	24
Other assets, miscellaneous	656	547	109
Total	$4,314	$4,364	$(50)

The decrease of $50,000 in other assets was primarily attributable to receivables held at our real estate properties and miscellaneous receivables from our real estate properties acquired in 2022 offset by the purchase of other assets at our real estate properties.

Deferred Tax Assets

At March 31, 2023 and December 31, 2022, our net deferred tax asset was zero, resulting from a full valuation allowance of $20.8 million and $21.2 million, respectively, on our deferred tax asset as we believed it was more likely than not that some or all of the deferred tax assets would not be realized. We will continue to evaluate our ability to realize the tax benefits associated with deferred tax assets by analyzing forecasted taxable income using both historical and projected future operating results, the reversal of existing temporary differences, taxable income in prior carry back years (if permitted) and the availability of tax planning strategies.

Derivative Instruments

Historically, we sought to mitigate the potential impact on net income (loss) of adverse fluctuations in interest rates incurred on our borrowings by entering into hedging agreements. We classified our interest rate hedges as cash flow hedges, which are hedges that eliminate the risk of changes in the cash flows of a financial asset or liability.

We terminated interest rate swap positions associated with our prior financed CMBS portfolio in April 2020. At termination, we realized a loss of $11.8 million. At March 31, 2023 and December 31, 2022, we had a loss of $6.2 million and $6.6 million, respectively, recorded in accumulated other comprehensive loss, which will be amortized into earnings over the remaining life of the debt. During the three months ended March 31, 2023, we recorded amortization expense of $416,000 reported in interest expense on the consolidated statements of operations. During the three months ended March 31, 2022, we recorded amortization expense of $479,000, reported in interest expense on the consolidated statements of operations.

At March 31, 2023 and December 31, 2022, we had unrealized gains of $233,000 and $256,000, respectively, attributable to two terminated interest rate swaps, in accumulated other comprehensive loss on the consolidated balance sheets, to be accreted into earnings over the remaining life of the debt. During both the three months ended March 31, 2023 and 2022, we recorded accretion income, reported in interest expense on the consolidated statements of operations, of $23,000, to accrete the accumulated other comprehensive income on the terminated swap agreements.

The following tables present the effect of derivative instruments on our consolidated statements of operations for the three months ended March 31, 2023 and 2022 (in thousands):

		Realized and Unrealized Gain (Loss) (1)
	Consolidated Statements of Operations Location	Three Months Ended March 31, 2023	Three Months Ended March 31, 2022
Interest rate swap contracts, hedging	Interest expense	$(393)	$(456)

(1)
Negative values indicate a decrease to the associated consolidated statement of operations line items.

(Back to Index)

(Back to Index)

Financing Arrangements

Borrowings under our senior secured financing facility, term warehouse financing facilities, mortgage payable and construction loans are guaranteed by us or one or more of our subsidiaries. The following table sets forth certain information with respect to our financing arrangements (dollars in thousands, except amounts in footnotes):

	March 31, 2023				December 31, 2022
	Outstanding Borrowings	Value of Collateral	Number of Positions as Collateral	Weighted Average Interest Rate	Outstanding Borrowings	Value of Collateral	Number of Positions as Collateral	Weighted Average Interest Rate
Senior Secured Financing Facility
Massachusetts Mutual Life Insurance Company (1)	$49,855	$127,185	6	8.54%	$87,890	$196,837	8	7.94%

CRE - Term Warehouse Financing Facilities (2)
JPMorgan Chase Bank, N.A. (3)	178,723	246,740	10	7.25%	186,783	255,095	11	6.74%
Morgan Stanley Mortgage Capital Holdings LLC (4)	132,553	187,955	9	7.41%	141,505	198,455	10	7.00%

Mortgage Payable
Readycap Commercial, LLC (5)	18,296	25,400	1	8.58%	18,244	25,400	1	8.08%

Construction Loans
Oceanview Life and Annuity Company (6)	(2,225)	N/A	N/A	—%	—	—	—	—%
Total	$377,202	$587,280			$434,422	$675,787

(1)
Includes $3.5 million and $3.7 million of deferred debt issuance costs at March 31, 2023 and December 31, 2022, respectively.
(2)
Outstanding borrowings include accrued interest payable.
(3)
Includes $993,000 and $1.1 million of deferred debt issuance costs at March 31, 2023 and December 31, 2022, respectively.
(4)
Includes $1.2 million and $1.4 million of deferred debt issuance costs at March 31, 2023 and December 31, 2022, respectively.
(5)
Includes $414,000 and $466,000 of deferred debt issuance costs at March 31, 2023 and December 31, 2022, respectively.
(6)
Includes $2.2 million of deferred debt issuance costs at March 31, 2023.

We were in compliance with all covenants in the respective agreements at March 31, 2023 and December 31, 2022.

Senior Secured Financing Facility

In July 2020, an indirect, wholly-owned subsidiary of ours (“Holdings”), along with its direct wholly-owned subsidiary (the “Borrower”), entered into a $250.0 million loan and servicing agreement (the “MassMutual Loan Agreement”) with Massachusetts Mutual Life Insurance Company (“MassMutual”) and the other lenders party thereto (the “Lenders”) to finance our core CRE lending business. The MassMutual Facility initially had an interest rate of 5.75% per annum payable monthly and initially matured on July 31, 2027.

In December 2022, Holdings, the Borrower and the Lenders entered into an Amended and Restated Loan and Servicing Agreement, which amends and restates the MassMutual Loan Agreement, and reflects a senior secured term loan facility, not to exceed $500.0 million, composed of individual loan series issued upon mutual agreement of the Borrower and Lenders. Each loan series will be available for three months after the closing date agreed upon by the Borrower and Lender (“Commitment Period”), subject to the maximum dollar amount agreed upon for that series. The Commitment Period is subject to immediate termination upon the occurrence of an event of default. Each loan series will have a final maturity of five years from the issuance date for the loan series unless an additional time is mutually agreed upon by the Lenders and Borrower. The advance rate on portfolio assets will be mutually agreed upon by the Lenders and Borrower. Each loan series will have its own mutually agreed upon interest rate equal to one-month Term SOFR plus the applicable spread.

(Back to Index)

(Back to Index)

CRE - Term Warehouse Financing Facilities

In April 2018, an indirect, wholly-owned subsidiary of ours entered into a master repurchase agreement (the “Barclays Facility”) with Barclays Bank PLC (“Barclays”) to finance the origination of CRE loans. In February 2022, such subsidiary entered into the Third Amendment to Master Repurchase Agreement (the “Barclays Amendment”) with Barclays, which amended the Barclays Facility to add market terms regarding the replacement of LIBOR upon determination of a benchmark transition event. In October 2022, the Barclays Facility matured.

In October 2018, an indirect, wholly-owned subsidiary of ours entered into a master repurchase agreement (the “JPMorgan Chase Facility”) with JP Morgan Chase to finance the origination of CRE loans. At March 31, 2023, this facility has been amended five times to amend various terms. The JPMorgan Chase Facility has a maximum facility amount of $250.0 million, charges interest of one-month benchmark plus market spreads and has an initial maturity date of October 2024.

In November 2021, an indirect, wholly-owned subsidiary of ours entered into a master repurchase and securities contract agreement (the “Morgan Stanley Facility”) with Morgan Stanley Mortgage Capital Holdings LLC (“Morgan Stanley”) to finance the origination of CRE loans. At March 31, 2023, this facility has been amended two times to amend various terms. The Morgan Stanley Facility has a maximum facility amount of $250.0 million, charges interest of one-month Term SOFR plus market spreads and matures in November 2024. We also have the right to request a one-year extension.

Mortgage Payable

In April 2022, Chapel Drive West, LLC, a wholly owned subsidiary of Charles Street – ACRES FSU Student Venture, LLC entered into a Loan Agreement (the “Mortgage”) with Readycap Commercial, LLC (“Readycap”) to finance the acquisition of a student housing complex. The Mortgage is interest only and has a maximum principal balance of $20.4 million, of which, $18.7 million was advanced in the initial funding. The Mortgage charges interest of one-month Term SOFR plus a spread of 3.80% and matures in April 2025, subject to two one-year extension options.

The Mortgage contains events of default, subject to certain materiality thresholds and grace periods, customary for this type of financing arrangement. The remedies for such events of default are also customary for this type of transaction.

Construction Loans

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

In addition to the Construction Loan, Chapel Drive East, LLC, entered into a financing agreement with Florida Pace Funding Agency to fund energy efficient building improvements and has a maximum principal balance of $15.5 million. This agreement charges fixed interest of 7.26% and matures in July 2053. We do not guarantee this financing agreement.

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

Securitizations

At March 31, 2023, we retained equity in two CRE loan securitizations that we executed, as follows:

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

ACR 2021-FL2

In December 2021, we closed ACR 2021-FL2, a CRE debt securitization transaction that can finance up to $700.0 million of CRE loans. ACR 2021-FL2 includes a reinvestment period, which ends in December 2023, that allows it to acquire CRE loans for reinvestment into the securitization using uninvested principal proceeds. The reinvestment period included a 180-day ramp-up acquisition period that allowed it to acquire CRE loans using unused proceeds from the issuance of the non-recourse floating-rate notes. ACR 2021-FL2 issued a total of $567.0 million of non-recourse, floating-rate notes to third parties at par. We retained 100% of the Class F and Class G notes in addition to 100% of the outstanding preference shares. The preference shares are subordinated in right of payment to all other securities issued by ACR 2021-FL2. All notes issued mature in January 2037, although we have the right to call the notes beginning on the payment date in December 2023 and thereafter.

Corporate Debt

4.50% Convertible Senior Notes

We issued $143.8 million aggregate principal of our 4.50% Convertible Senior Notes in August 2017, of which $55.8 million was repurchased in 2021.

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

5.75% Senior Unsecured Notes Due 2026

On August 16, 2021, we issued $150.0 million of our 5.75% senior unsecured notes due 2026 (the “5.75% Senior Unsecured Notes”) pursuant to our Indenture, dated August 16, 2021 (the “Base Indenture”), between Wells Fargo, now Computershare Trust Company, N.A. (“CTC”), as trustee (the “Trustee”), and us as supplemented by the First Supplemental Indenture, dated August 16, 2021, between Wells Fargo, now CTC, and us (the “Supplemental Indenture” and, together with the Base Indenture, the “Indenture”). Prior to May 15, 2026, we may at our option redeem the 5.75% Senior Unsecured Notes, in whole or in part, at a redemption price equal to the sum of (i) 100% of the principal amount of the notes to be redeemed, plus accrued and unpaid interest to, but not including, the redemption date, and (ii) a make-whole premium.

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

There were no unamortized debt issuance costs associated with the junior subordinated debentures for RCT I and RCT II outstanding at March 31, 2023 and December 31, 2022. The interest rates for RCT I and RCT II, at March 31, 2023, were 9.11% and 8.75%, respectively. The interest rates for RCT I and RCT II, at December 31, 2022, were 8.68% and 8.36%, respectively.

(Back to Index)

(Back to Index)

Equity

Total equity at March 31, 2023 was $441.8 million and gave effect to $393,000 of net realized losses on our terminated cash flow hedges, shown as a component of accumulated other comprehensive loss. Equity at December 31, 2022 was $441.3 million and gave effect to $6.4 million of net unrealized losses on our terminated cash flow hedges, shown as a component of accumulated other comprehensive loss. The increase in stockholders’ equity during the three months ended March 31, 2023 was primarily attributable to contributions from non-controlling interests, partially offset by distributions on our preferred stock in excess of earnings as well as common stock repurchases.

Balance Sheet - Book Value Reconciliation

The following table rolls forward our common stock book value for the three months ended March 31, 2023 (in thousands, except per share data and amounts in footnotes):

	Three Months Ended March 31, 2023
	Total Amount	Per Share Amount
Common stock book value at beginning of period (1)	$208,976	$24.54
Net loss allocable to common shares (2)	(2,416)	(0.29)
Change in other comprehensive income on derivatives	393	0.05
Repurchase of common stock (3)	(756)	0.14
Net impact to equity of share-based compensation	1,066	0.07
Total net decrease	(1,713)	(0.03)
Common stock book value at end of period (4)	$207,263	$24.51

(1)
Per share calculations exclude unvested restricted stock, as disclosed on our consolidated balance sheets, of 583,333 shares at both March 31, 2023 and December 31, 2022, and include warrants to purchase up to 391,995 shares of common stock at March 31, 2023 and December 31, 2022, respectively. The denominators for the calculations were 8,454,798 and 8,516,762 shares at March 31, 2023 and December 31, 2022, respectively.
(2)
The per share amounts are calculated with the denominator referenced in footnote (1) at March 31, 2023. We calculated net loss per common share-diluted of $0.28 using the weighted average diluted shares outstanding during the three months ended March 31, 2023.
(3)
In November 2021, our Board authorized and approved the continued use of our existing share repurchase program to repurchase up to $20.0 million of our outstanding common stock. We purchased 1.2 million shares for $13.6 million through March 31, 2023. Because we repurchased our common stock at significant discounts to book value, these repurchases were accretive to per share book value since the inception of the program. For the three months ended March 31, 2023, $756,000, or 80,000 shares, were repurchased under the reauthorized plan.
(4)
We calculated common stock book value as total stockholders’ equity of $433.8 million less preferred stock equity of $226.5 million at March 31, 2023.

Management Agreement Equity

Our monthly base management fee, as defined in our Management Agreement, is equal to the greater of (i) 1/12 of the amount of our equity multiplied by 1.50% or (ii) $442,000 through July 31, 2022 and is calculated and paid monthly in arrears.

The following table summarizes the calculation of equity, as defined in the Management Agreement (in thousands):

Amount
At March 31, 2023:
Proceeds from capital stock issuances, net (1)	$1,330,472
Retained earnings, net (2)	(650,045)
Payments for repurchases of capital stock	(240,239)
Total	$440,188

(1)
Deducts underwriting discounts and commissions and other expenses and costs relating to such issuances.
(2)
Excludes non-cash equity compensation expense incurred to date.

Earnings Available for Distribution

Earnings Available for Distribution (“EAD”) is a non-GAAP financial measure intended to supplement our financial results computed in accordance with accounting principles generally accepted in the United States of America (“GAAP”), and we believe EAD will serve as a useful indicator for investors in evaluating our performance and ability to pay dividends.

(Back to Index)

(Back to Index)

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

The following table provides a reconciliation from GAAP net loss allocable to common shares to EAD allocable to common shares for the periods presented (in thousands, except per share data and amounts in the footnotes):

	For the Three Months Ended March 31,
	2023	Per Share Data	2022	Per Share Data
Net loss allocable to common shares - GAAP	$(2,416)	$(0.28)	$(2,771)	$(0.30)

Reconciling items from continuing operations:
Non-cash equity compensation expense	894	0.10	744	0.08
Non-cash provision for (reversal of) CRE credit losses	5,096	0.59	(1,802)	(0.20)
Real estate depreciation and amortization	954	0.11	1,391	0.15
Non-cash amortization of discounts or premiums associated with borrowings	—	—	847	0.09
Net income from non-core assets (1)	(26)	—	(656)	(0.07)

Reconciling items from CRE assets:
Net interest income on legacy CRE assets (1)	—	—	(29)	—
Earnings Available for Distribution allocable to common shares	$4,502	$0.52	$(2,276)	$(0.25)

Weighted average common shares - diluted on Earnings Available for Distribution allocable to common shares	8,702		9,097

Earnings Available for Distribution per common share - diluted	$0.52		$(0.25)

(1)
Non-core assets are investments and securities owned by us at the initial measurement date in (i) commercial finance, (ii) middle market lending, (iii) residential mortgage lending, (iv) legacy CRE loans designated as held for sale and (v) other non-CRE assets included in assets held for sale.

EAD in accordance with the Management Agreement, which excludes incentive compensation payable, was $4.6 million, or $0.53 per common share outstanding, for the three months ended March 31, 2023. Incentive compensation payable was $129,000 for the three months ended March 31, 2023.

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

The following table summarizes the calculation of the Incentive Compensation Hurdle for the three months ended March 31, 2023 (dollars in thousands, except per share data):

Book Value Equity	Amount
Stockholders' equity less equity attributable to any outstanding preferred stock at December 31, 2022	$216,026
Cumulative EAD from and after October 1, 2022 to the end of the most recently completed calendar quarter	10,190
Amount paid to repurchase common stock after October 1, 2022	(1,689)
Incentive Compensation paid after October 1, 2022	(339)
Book value equity at March 31, 2023	$224,188
Incentive Compensation Hurdle (1)	$7,847

Average closing price of 30 day period ending three days prior to issuance date	$9.39

(1)
Calculated as book value equity at March 31, 2023 multiplied by 7% per annum.

The amount by which EAD (as defined in the Management Agreement) for the calendar quarters following September 30, 2022 exceeds the Incentive Compensation Hurdle is multiplied by 20% to arrive at incentive compensation for the quarter.

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

During the three months ended March 31, 2023, our principal sources of liquidity were: (i) gross proceeds of $32.1 million from CRE whole loan purchases by our managed CRE securitization ACR 2021-FL1, (ii) net proceeds of $30.6 million from repayments on our CRE portfolio, (iii) gross proceeds of $14.3 million from the sale of a real estate property, (iv) gross proceeds of $12.1 million from our CRE - term financing facilities and, (v) proceeds of $9.9 million from the purchase of loan advances by our managed CRE securitizations ACR 2021-FL1 and ACR 2021-FL2. These sources of liquidity were offset by our paydowns on our senior secured and term warehouse facilities, deployments in CRE whole loans and real estate investments, repurchases of common stock, distributions on our preferred stock and ongoing operating expenses and substantially resulted in the $87.3 million of unrestricted cash we held at March 31, 2023.

The outstanding balance of our loan to ACRES Capital Corp., the parent of our Manager, was $11.2 million and $11.3 million at March 31, 2023 and December 31, 2022, respectively. The note bears interest at 3.00% per annum, payable monthly, and matures in July 2026, subject to two one-year extensions, at ACRES Capital Corp.’s option, and amortizes at a rate of $25,000 per month.

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
5.
Construction loans: We have entered into a construction loan agreement to finance the construction of a student housing complex. This loan is interest only and has a maximum principal balance of $48.0 million. The loan agreement contains events of default, subject to certain materiality thresholds and grace periods, customary for this type of financing arrangement. The remedies for such events of default are also customary for this type of transaction. Additionally, we have entered into a financing agreement to fund energy efficient building improvements at this student housing complex, with a maximum principal balance of $15.5 million.

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

We were in compliance with all of our covenants at March 31, 2023 in accordance with the terms provided in agreements with our lenders.

(Back to Index)

(Back to Index)

We are continuing to monitor the COVID-19 pandemic and its impact on us, the borrowers underlying our commercial real estate-related loans (and their tenants), our financing sources, and the economy as a whole. Because the severity, magnitude and duration of the COVID-19 pandemic and its economic consequences are uncertain, rapidly changing and difficult to predict, the pandemic’s impact on our operations and liquidity remains uncertain and difficult to predict. Further discussion of the potential impacts on us from the COVID-19 pandemic is provided in the section entitled “Risk Factors-Impact of Current Economic Conditions” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2022.

At March 31, 2023, we had a senior secured financing facility, term warehouse financing facilities, mortgage payable and construction loans as summarized below (in thousands, except amounts in footnotes):

	Execution Date	Maturity Date	Maximum Capacity	Facility Principal Outstanding	Availability
Senior Secured Financing Facility (1)
Massachusetts Mutual Life Insurance Company	July 2020	December 2027	$500,000	$53,336	$446,664
CRE - Term Warehouse Financing Facilities (2)
JPMorgan Chase Bank, N.A.	October 2018	October 2024	250,000	179,139	70,861
Morgan Stanley Mortgage Capital Holdings LLC	November 2021	November 2024	250,000	133,476	116,524
Mortgage Payable (3)
Readycap Commercial, LLC	April 2022	April 2025	20,375	18,710	1,665
Construction Loans (4)
Oceanview Life and Annuity Company	January 2023	February 2025	48,000	—	48,000
Florida Pace Funding Agency	January 2023	January 2053	15,500	—	15,500
Total				$384,661

(1)
Facility principal outstanding excludes deferred debt issuance costs of $3.5 million at March 31, 2023. In December 2022, we amended the previous revolving fixed rate credit facility to a floating rate term loan series structure. Each loan series will have a maturity date of five years from the issuance date for the loan series.
(2)
Facilities principal outstanding excludes accrued interest payable of $879,000 and deferred debt issuance costs of $2.2 million at March 31, 2023.
(3)
Mortgage payable excludes deferred debt issuance costs of $414,000 at March 31, 2023.
(4)
Facility principal outstanding excludes deferred debt issuance costs of $2.2 million at March 31, 2023.

The following table summarizes the average principal outstanding during the three months ended March 31, 2023 and December 31, 2022 and the principal outstanding on our financing arrangements at March 31, 2023 and December 31, 2022 (in thousands, except amounts in footnotes):

	Three Months Ended March 31, 2023	March 31, 2023	Three Months Ended December 31, 2022	December 31, 2022
	Average Principal Outstanding	Principal Outstanding (1)(2)(3)	Average Principal Outstanding	Principal Outstanding (1)(2)
Financing Arrangement
Senior secured financing facility	$66,844	$53,336	$88,795	$91,549
Term warehouse financing facilities - CRE loans	326,214	312,615	359,829	329,955
Mortgage payable	18,710	18,710	18,710	18,710
Total	$411,768	$384,661	$467,334	$440,214

(1)
Excludes accrued interest payable on the senior secured financing facility collateralized by CRE loans and investments in real estate of $215,000 and $202,000 at March 31, 2023 and December 31, 2022, respectively. Also excludes deferred debt issuance costs on the senior secured financing facility of $3.5 million and $3.7 million at March 31, 2023 and December 31, 2022, respectively.
(2)
Excludes accrued interest payable on term warehouse financing facilities collateralized by CRE loans of $879,000 and $894,000 and deferred debt issuance costs of $2.2 million and $2.6 million at March 31, 2023 and December 31, 2022, respectively.
(3)
Excludes deferred debt issuance costs on mortgage payable of $414,000 and $466,000 at March 31, 2023 and December 31, 2022, respectively.

(Back to Index)

(Back to Index)

The following table summarizes the maximum month-end principal outstanding on our financing arrangements during the periods presented (in thousands):

	Maximum Month-End Principal Outstanding During the
	Three Months Ended March 31, 2023	Year Ended December 31, 2022
Financing Arrangement
Senior secured financing facility	$63,314	$94,549
Term warehouse financing facilities - CRE loans	333,834	392,716
Mortgage payable	18,710	18,710

Historically, we have financed the acquisition of our investments through collateralized debt obligations ("CDO") and securitizations that essentially match the maturity and repricing dates of these financing vehicles with the maturities and repricing dates of our investments. In the past, we have derived substantial operating cash from our equity investments in our CDOs and securitizations, which will cease if the CDOs and securitizations fail to meet certain tests. Through March 31, 2023, we did not experience difficulty in maintaining our existing CDO and securitization financing and passed all of the critical tests required by these financings.

The following table sets forth the distributions received by us and coverage test summaries for our active securitizations for the periods presented (in thousands, except amount in the footnotes):

	Cash Distributions		Overcollateralization Cushion (1)		Annualized Interest Coverage Cushion (2)(3)
Name	For the Three Months Ended March 31, 2023	For the Year Ended December 31, 2022	At March 31, 2023	At the Initial Measurement Date	At March 31, 2023	Reinvestment Period End (4)
ACR 2021-FL1	$5,772	$21,141	$6,758	$6,758	$18,776	May 2023
ACR 2021-FL2	4,341	14,537	5,652	5,652	10,933	December 2023

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
(4)
The reinvestment period is the period in which principal proceeds received before the end of the period may be used to acquire CRE loans or the funded commitments of existing collateral for reinvestment into the securitization.

The following table sets forth the distributions received by us and liquidation details for our liquidated securitizations for the periods presented (in thousands):

	Cash Distributions		Liquidation Details
Name	For the Three Months Ended March 31, 2023	For the Year Ended December 31, 2022	Liquidation Date	Remaining Assets at the Liquidation Date (1)
XAN 2020-RSO9 (2)	$—	$14,308	February 2022	$111,335
XAN 2020-RSO8	—	1,628	March 2022	171,225

(1)
The remaining assets at the liquidation date were distributed to us in exchange for our notes owned and preference shares in the respective securitization.
(2)
Cash distributions for the year ended December 31, 2022 included a principal distribution on our preference share at liquidation of $13.5 million for XAN 2020-RSO9.

At March 31, 2023, our liquidity consisted of $87.3 million of unrestricted cash and cash equivalents, $32.9 million of reinvestment cash at our CRE securitizations and $10.4 million of unlevered financeable CRE loans.

(Back to Index)

(Back to Index)

Our leverage ratio, defined as the ratio of borrowings to total equity, may vary as a result of the various funding strategies we use. At March 31, 2023 and December 31, 2022, our leverage ratio was 4.1 and 4.2 times, respectively. The leverage ratio decreased during the period due to the net decrease in borrowings while being offset by net decrease to total equity.

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

Additionally, $15.0 million of net capital gains was reported on our tax return for the year ended December 31, 2021. This was offset with our cumulative total net capital losses, leaving $121.9 million to carry forward to future years. No capital losses expired during 2022 or 2021.

We also have tax assets in our taxable REIT subsidiaries (“TRS”). These tax assets are analyzed and disclosed quarterly in our financial statements. At March 31, 2023, our TRSs have $39.9 million of pre-TCJA NOLs, some of which are set to expire beginning in 2044, $20.2 million of NOLs with an indefinite carryforward period and $1.0 million of net capital losses.

Distributions

We did not pay distributions on our common shares during the three months ended March 31, 2023 as we were focused on prudently retaining and managing sufficient excess liquidity in connection with the economic impact of the COVID-19 pandemic. As a result of losses during 2020, we received significant NOL carryforwards and net capital loss carryforwards, as finalized in our 2020 tax return. We intend to retain taxable income by utilizing our NOL carryforwards and expect to generate capital gains to use a portion of our net capital loss carryforwards, thereby growing book value and our investable equity base. As we continue to take steps necessary to stabilize our earnings available for distribution, our Board will establish a plan for the prudent resumption of the payment of common share distributions. No assurance, however, can be given as to the amounts or timing of future distributions as such distributions are subject to our earnings, financial condition, capital requirements and such other factors as our Board deems relevant.

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

(Back to Index)

(Back to Index)

Contractual Obligations and Commitments

	Contractual Commitments
	(dollars in thousands, except amounts in footnotes)
	Payments due by Period
	Total	Less than 1 year	1 - 3 years	3 - 5 years	More than 5 years
At March 31, 2023:
CRE securitizations	$1,242,223	$—	$—	$—	$1,242,223
Senior secured financing facility (1)	53,336	—	—	53,336	—
CRE - term warehouse financing facilities (2)	313,493	—	313,493	—	—
Mortgage payable (3)	18,710	—	18,710	—	—
5.75% Senior Unsecured Notes (4)	150,000	—	—	150,000	—
Unsecured junior subordinated debentures (5)	51,548	—	—	—	51,548
Lease liabilities (6)	855,763	1,595	5,531	6,044	842,593
Unfunded commitments on CRE loans (7)	143,575	22,653	120,922	—	—
Base management fees (8)	6,603	6,603	—	—	—
Total	$2,835,251	$30,851	$458,656	$209,380	$2,136,364

(1)
Excludes $215,000 of accrued interest payable at March 31, 2023.
(2)
Includes $879,000 of accrued interest payable at March 31, 2023.
(3)
Excludes $94,000 of accrued interest payable at March 31, 2023.
(4)
Excludes $30.2 million of interest expense payable through maturity in August 2026.
(5)
Excludes $25.4 million and $26.5 million of estimated interest expense payable through maturity, in June 2036 and October 2036, respectively.
(6)
Lease liabilities includes a ground rent lease for a hotel property with a term of 93 years and an annual growth rate of 3%.
(7)
Unfunded commitments on our originated CRE loans generally fall into two categories: (i) pre-approved capital improvement projects and (ii) new or additional construction costs subject, in each case, to the borrower meeting specified criteria. Upon completion of the improvements or construction, we would receive additional interest income on the advanced amount. At March 31, 2023, we had unfunded commitments on 57 CRE whole loans.
(8)
Base management fees presented are based on an estimate of base management fees payable to our Manager over the next 12 months. Our Management Agreement also provides for an incentive compensation arrangement that is based on operating performance. The incentive compensation is not a fixed and determinable amount, and therefore it is not included in this table.

Off-Balance Sheet Arrangements

General

At March 31, 2023, we did not maintain any relationships with unconsolidated entities or financial partnerships that were established for the purpose of facilitating off-balance sheet arrangements or contractually narrow or limited purposes, although we do have interests in unconsolidated entities not established for those purposes. Except as set forth below, at March 31, 2023, we had not guaranteed obligations of any unconsolidated entities or entered into any commitment or letter of intent to provide additional funding to any such entities.

Unfunded Commitments

In the ordinary course of business, we make commitments to borrowers whose loans are in our CRE loan portfolio to provide additional loan funding in the future. Disbursement of funds pursuant to these commitments is subject to the borrower meeting pre-specified criteria. These commitments are subject to the same underwriting requirements and ongoing portfolio maintenance as are the on-balance sheet financial investments that we hold. Since these commitments may expire without being drawn upon, the total commitment amount does not necessarily represent future cash requirements. Whole loans had $143.6 million and $158.2 million in unfunded loan commitments at March 31, 2023 and December 31, 2022, respectively. Unfunded commitments are not considered in the CECL reserve if they are unconditionally cancellable.

Additionally, we have commitments related to our construction of a student housing complex. We committed to a total funding of $24.3 million, of which $8.5 million was unfunded at March 31, 2023.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

At March 31, 2023, the primary components of our market risk were credit risk, counterparty risk, financing risk, and interest rate risk, as described below. While we do not seek to avoid risk completely, we do seek to assume risk that can be quantified from historical experience, to actively manage that risk, to earn sufficient compensation to justify assuming that risk and to maintain capital levels consistent with the risk we undertake or to which we are exposed.

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

In a business environment where benchmark interest rates are increasing significantly, cash flows of the CRE assets underlying our loans may not be sufficient to pay debt service on our loans, which could result in non-performance or default. We partially mitigate this risk by generally requiring our borrowers to purchase interest rate cap agreements with non-affiliated, well-capitalized third parties and by selectively requiring our borrowers to have and maintain debt service reserves. These interest rate caps generally mature prior to the maturity date of the loan and the borrowers are required to pay to extend them. In most cases the sponsors will need to fund additional equity into the properties to cover these costs as the property may not generate sufficient cash flow to pay these costs. At March 31, 2023, 93.5% of the par value of our CRE loan portfolio had interest rate caps in place with a weighted-average maturity of 0.9 years.

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

Interest Rate Risk

Our business model is such that rising interest rates will increase our net income, while declining interest rates will decrease net income, subject to the impact of interest rate floors. At March 31, 2023, 99.8% of our CRE loan portfolio by par value earned a floating rate of interest and may be financed with liabilities that both pay interest at floating rates and that are fixed. Floating-rate loans financed with fixed rate liabilities have a negative correlation with declining interest rates to the extent of our financing. The remaining 0.2% of our CRE loan portfolio by par value earned a fixed rate of interest and may be financed with liabilities that pay interest at fixed rates. To the extent that interest rate floors on our floating-rate CRE loans are in the money, our net interest will have a negative correlation with rising interest rates to the extent of those interest rate floors. Our floating-rate loan portfolio of $2.0 billion had a weighted-average benchmark floor of 0.66% at March 31, 2023.

The following table estimates the hypothetical impact on our net interest income assuming an immediate increase or decrease of 100 basis points in the applicable interest rate benchmark (in thousands, except per share data):

	Three Months Ended March 31, 2023
At March 31, 2023	100 Basis Point Decrease (4)		100 Basis Point Increase
Net Assets Subject to Interest Rate Sensitivity (1)(2)(3)	Decrease to Net Interest Income	Decrease to Net Interest Income Per Share	Increase to Net Interest Income	Increase to Net Interest Income Per Share
$341,383	$(808)	$(0.09)	$865	$0.10

(1)
Includes our floating-rate CRE loans at March 31, 2023.
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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended March 31, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

(Back to Index)

(Back to Index)

PART II

ITEM 1. LEGAL PROCEEDINGS

We may become involved in litigation on various matters due to the nature of our business activities. The resolution of these matters may result in adverse judgments, fines, penalties, injunctions and other relief against us as well as monetary payments or other agreements and obligations. In addition, we may enter into settlements on certain matters in order to avoid the additional costs of engaging in litigation. Except as discussed below, we are unaware of any contingencies arising from such litigation that would require accrual or disclosure in the consolidated financial statements at March 31, 2023.

Our subsidiary, Primary Capital Mortgage, LLC (“PCM”), is subject to potential litigation related to claims for repurchases or indemnifications on loans that PCM has sold to third parties. At March 31, 2023 and December 31, 2022, no such litigation demand was outstanding. Reserves for such litigation demands are included in the reserve for mortgage repurchases and indemnifications that totaled $1.2 million at both March 31, 2023 and December 31, 2022. The reserves for mortgage repurchases and indemnifications are included in liabilities held for sale on the consolidated balance sheets. At March 31, 2023, we have substantially completed disposing of PCM’s business.

ITEM 1A. RISK FACTORS

As of the date of this report, there have been no material changes to the risk factors disclosed in our Annual Report on Form 10-K for the year ended December 31, 2022 filed with the Securities and Exchange Commission (“SEC”), except we may disclose changes to such factors or disclose additional factors from time to time in our future filings with the SEC.

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

The following table presents information about our common stock repurchases made during the three months ended March 31, 2023 in accordance with our repurchase program (dollars in thousands, except per share data):

	Common Stock
	Total Number of Shares Purchased	Average Price Paid per Share (1)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that may yet be Purchased under the Plans or Programs
January 19, 2023 - January 31, 2023	9,822	$9.78	9,822	$7,121
February 1, 2023 - February 28, 2023	24,754	9.48	24,754	6,887
March 1, 2023 - March 31, 2023	45,168	9.39	45,168	6,464

(1)
The average price paid per share as reflected above includes broker fees and commissions.

(Back to Index)

(Back to Index)

ITEM 6. EXHIBITS

Exhibit No.	Description
2.1	Asset Purchase Agreement, dated June 6, 2017, by and among Stearns Lending, LLC, Primary Capital Mortgage, LLC, and Resource Capital Corp. (10)
3.1(a)	Amended and Restated Articles of Incorporation of Resource Capital Corp. (1)
3.1(b)	Articles of Amendment to Restated Certificate of Incorporation of Resource Capital Corp. (9)
3.1(c)	Articles Supplementary 8.625% Fixed-to-Floating Series C Cumulative Redeemable Preferred Stock. (7)
3.1(d)	Articles Supplementary 7.875% Series D Cumulative Redeemable Preferred Stock, as corrected. (24)
3.1(e)	Articles of Amendment, effective May 25, 2018. (12)
3.1(f)	Articles of Amendment, effective February 16, 2021. (21)
3.1(g)	Articles of Amendment, effective May 28, 2021. (25)
3.2	Fourth Amended and Restated Bylaws of ACRES Commercial Realty Corp. (21)
4.1(a)	Form of Certificate for Common Stock for Resource Capital Corp. (1)
4.1(b)	Form of Certificate for 8.625% Fixed-to-Floating Series C Cumulative Redeemable Preferred Stock. (7)
4.1(c)	Form of Certificate for 7.875% Series D Cumulative Redeemable Preferred Stock. (24)
4.2(a)	Junior Subordinated Indenture between Resource Capital Corp. and Wells Fargo Bank, N.A., dated May 25, 2006. (2)
4.2(b)	Amendment to Junior Subordinated Indenture and Junior Subordinated Note due 2036 between Resource Capital Corp. and Wells Fargo Bank, N.A., dated October 26, 2009 and effective September 30, 2009. (6)
4.3(a)	Amended and Restated Trust Agreement among Resource Capital Corp., Wells Fargo Bank, N.A., Wells Fargo Delaware Trust Company and the Administrative Trustees named therein, dated May 25, 2006. (2)
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

4.7	Junior Subordinated Note due 2036 in the principal amount of $25,774,000, dated October 26, 2009. (6)
4.8	Description of Registrant’s Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934. (35)
4.9(a)	Base Indenture, dated August 16, 2021, between the Company and the Trustee. (28)
4.9(b)	First Supplemental Indenture, dated August 16, 2021, between the Company and the Trustee. (28)
4.9(c)	Form of 5.75% Senior Note due 2026 (included in Exhibit 4.9(b)).
10.1(a)	Fourth Amended and Restated Management Agreement, dated as of July 31, 2020, by and among Exantas Capital Corp., ACRES Capital, LLC and ACRES Capital Corp. (16)
10.1(b)

First Amendment to Fourth Amended and Restated Management Agreement, dated as of February 16, 2021, by and among ACRES Commercial Realty Corp. f/k/a Exantas Capital Corp., ACRES Capital, LLC and ACRES Capital Corp. (22)

10.1(c)

Second Amendment to Fourth Amended and Restated Management Agreement, dated as of May 6, 2022, by and among ACRES Commercial Realty Corp. f/k/a Exantas Capital Corp., ACRES Capital, LLC and ACRES Capital Corp. (36)

10.2(a)	Second Amended and Restated Omnibus Equity Compensation Plan. (14)
10.2(b)	Amendment No. 1 to the Exantas Capital Corp. Second Amended and Restated Omnibus Equity Compensation Plan. (17)
10.2(c)	Third Amended and Restated Omnibus Equity Compensation Plan. (23)
10.2(d)	Form of Stock Award Agreement. (8)
10.2(e)	Form of Stock Award Agreement (for employees with Resource America, Inc. employment agreements). (8)
10.3	Form of Indemnification Agreement. (11)
10.4(a)

Loan and Servicing Agreement, dated as of July 31, 2020, among RCC Real Estate SPE Holdings LLC, as Holdings, RCC Real Estate SPE 9 LLC, as the Borrower, Massachusetts Mutual Life Insurance Company and the other Lenders from time to time party thereto, Wells Fargo Bank, National Association, as the Administrative Agent, Massachusetts Mutual Life Insurance Company, as the Facility Servicer, ACRES Capital Servicing LLC, as the Portfolio Asset Servicer, and Wells Fargo Bank, National Association, as the Collateral Custodian. (16)

10.4(b)

First Amendment to Loan and Servicing Agreement, dated as of September 16, 2020, among RCC Real Estate SPE Holdings LLC, RCC Real Estate SPE 9 LLC, Massachusetts Mutual Life Insurance Company and Wells Fargo Bank, National Association, as the Administrative Agent. (18)

(Back to Index)

(Back to Index)

10.4(c)

Second Amendment to Loan and Servicing Agreement, dated as of May 25, 2021, among RCC Real Estate SPE Holdings LLC, RCC Real Estate SPE 9 LLC, Massachusetts Mutual Life Insurance Company and Wells Fargo Bank, National Association as the Administrative Agent. (27)

10.4(d)

Third Amendment to Loan and Servicing Agreement, dated as of August 16, 2021, among RCC Real Estate SPE Holdings LLC, RCC Real Estate SPE 9 LLC, the Lenders party thereto and Massachusetts Mutual Life Insurance Company and Wells Fargo Bank, National Association as the Administrative Agent.(33)

10.4(e)

Fourth Amendment to Loan and Servicing Agreement, dated as of April 12, 2022, among RCC Real Estate SPE Holdings LLC, RCC Real Estate SPE 9 LLC, the Lenders party thereto and Massachusetts Mutual Life Insurance Company and Wells Fargo Bank, National Association as the Administrative Agent. (36)

10.4(f)

Fifth Amendment to Loan and Servicing Agreement, dated as of July 26, 2022, among RCC Real Estate SPE Holdings LLC, RCC Real Estate SPE 9 LLC, the Lenders party thereto and Massachusetts Mutual Life Insurance Company and Wells Fargo Bank, National Association as the Administrative Agent. (37)

10.4(g)

Sixth Amendment to Loan and Servicing Agreement, dated as of August 29, 2022, among RCC Real Estate SPE Holdings LLC, RCC Real Estate SPE 9 LLC, the Lenders party thereto and Massachusetts Mutual Life Insurance Company and Wells Fargo Bank, National Association as the Administrative Agent. (38)

10.4(h)

Guaranty, dated as of July 31, 2020, by Exantas Capital Corp., and each of Exantas Real Estate Funding 2018-RSO6 Investor, LLC, Exantas Real Estate Funding 2019-RSO7 Investor, LLC, and Exantas Real Estate Funding 2020-RSO8 Investor, LLC, in favor of the Secured Parties. (16)

10.4(i)

Amended and Restated Loan and Servicing Agreement, dated as of December 22, 2022, among RCC Real Estate SPE Holdings LLC, RCC Real Estate SPE 9 LLC, Plymouth Meeting Holdings, LLC, Exantas Phili Holdings, LLC, ACRES Real Estate TRS 9 LLC, Massachusetts Mutual Life Insurance Company and ACRES Capital Servicing. (40)

10.4(j)	Guaranty, dated May 25, 2021 between Exantas Phili Holdings, LLC in favor of the Secured Parties. (36)
10.4(k)	Guaranty, dated May 25, 2021 between 65 E. Wacker Holdings, LLC in favor of the Secured Parties. (36)
10.4(l)	Guaranty, dated May 25, 2021 between Plymouth Meeting Holdings, LLC in favor of the Secured Parties. (36)
10.4(m)	Pledge and Guaranty Agreement, dated August 16, 2021 between ACRES Real Estate TRS 9 LLC in favor of the Secured Parties. (36)
10.4(n)	Guaranty, dated April 12, 2022 between Appleton Hotel Holdings, LLC and Appleton Hotel Leasing, LLC in favor of the Secured Parties. (36)
10.5(a)	Note and Warrant Purchase Agreement, dated as of July 31, 2020, by and among Exantas Capital Corp. and the Purchasers signatory thereto. (16)
10.5(b)	Agreement between the Company, OCM XAN Holdings PT, LLC and the Massachusetts Mutual Life Insurance Company, dated August 18, 2021. (29)
10.5(c)	Amendment No. 1 to Note and Warrant Purchase Agreement, dated January 31, 2022, between ACRES Commercial Realty Corp. and the Purchasers signatory thereto. (34)
10.6	Promissory Note, dated as of July 31, 2020, issued by ACRES Capital Corp. to RCC Real Estate, Inc. (16)
10.7(a)	Manager Incentive Plan. (23)
10.7(b)	Form of Stock Award Agreement Under the Manager Incentive Plan. (26)
10.8	Equity Distribution Agreement, dated October 4, 2021, by and among ACRES Commercial Realty Corp., ACRES Capital, LLC and JonesTrading Institutional Services LLC. (31)
10.9(a)	Building Loan Agreement, dated as of January 24, 2023 between Chapel Drive East, LLC and Oceanview Life and Annuity Company. (42)
10.9(b)	Guaranty Agreement executed January 24, 2023 by Jason Pollack, Frank Dellaglio and ACRES Realty Funding, Inc. for the benefit of Oceanview Life and Annuity Company. (39)
10.9(c)	Completion Guaranty Agreement executed January 24, 2023 by Jason Pollack, Frank Dellaglio and ACRES Realty Funding, Inc. for the benefit of Oceanview Life and Annuity Company. (39)
10.9(d)	Carry Guaranty Agreement executed January 24, 2023 by Jason Pollack, Frank Dellaglio and ACRES Realty Funding, Inc. for the benefit of Oceanview Life and Annuity Company. (39)
10.9(e)	Environmental Indemnity Agreement executed January 24, 2023 by Jason Pollack, Frank Dellaglio and ACRES Realty Funding, Inc. in favor of Oceanview Life and Annuity Company. (39)
31.1	Rule 13a-14(a)/Rule 15d-14(a) Certification of Chief Executive Officer.
31.2	Rule 13a-14(a)/Rule 15d-14(a) Certification of Chief Financial Officer.
32.1	Certification Pursuant to 18 U.S.C. Section 1350.
32.2	Certification Pursuant to 18 U.S.C. Section 1350.
99.1(a)	Master Repurchase Agreement for $250,000,000 between RCC Real Estate SPE 8, LLC, as Seller, and JPMorgan Chase Bank, National Association, as Buyer, dated October 26, 2018. (13)
99.1(b)	First Amendment to Uncommitted Master Repurchase Agreement dated as of August 14, 2020 between RCC Real Estate SPE 8, LLC and JPMorgan Chase Bank, National Association. (20)
99.1(c)	Amendment No. 2 to Master Repurchase Agreement, dated September 1, 2021 between RCC Real Estate SPE 8, LLC and JPMorgan Chase Bank, National Association. (30)
99.1(d)

Amendment No. 3 to Master Repurchase Agreement and Guarantee Agreement, dated October 26, 2021 between RCC Real Estate SPE 8, LLC, JPMorgan Chase Bank, National Association and ACRES Commercial Realty Corp., as guarantor (32)

(Back to Index)

(Back to Index)

99.1(e)	Guarantee made by Exantas Capital Corp., as guarantor, in favor of JPMorgan Chase Bank, National Association, dated October 26, 2018. (13)
99.1(f)	First Amendment to Guarantee Agreement, dated May 6, 2020, between Exantas Capital Corp. and JPMorgan Chase Bank, National Association. (15)
99.1(g)	Amendment No. 2 To Guarantee Agreement, dated October 2, 2020 between Exantas Capital Corp. and JPMorgan Chase Bank, National Association. (19)
99.1(h)	Amendment No. 4 To Guarantee Agreement, dated November 17, 2022 between ACRES Commercial Realty Corp. and JPMorgan Chase Bank, National Association. (41)
99.2(a)

Master Repurchase and Securities Contract Agreement between ACRES Real Estate SPE 10, LLC, as Seller, and Morgan Stanley Mortgage Capital Holdings LLC, as Administrative Agent, dated November 3, 2021. (33)

99.2(b)

First Amendment to Master Repurchase and Securities Contract Agreement, dated January 28, 2022, between ACRES Real Estate SPE 10, LLC and Morgan Stanley Mortgage Capital Holdings LLC, as Administrative Agent. (34)

99.2(c)	Guaranty made by ACRES Commercial Realty Corp., as Guarantor, in favor of Morgan Stanley Mortgage Capital Holdings LLC, dated November 3, 2021. (33)
99.2(d)	Amendment No. 1 to Guaranty, dated November 18, 2022 between ACRES Commercial Realty Corp. and Morgan Stanley Mortgage Capital Holdings LLC. (41)
99.3	Material Federal Income Tax Considerations. (42)
101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document.
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File.

(Back to Index)

(Back to Index)

(1)	Filed previously as an exhibit to the Company’s Registration Statement on Form S-11, Registration No. 333-126517.
(2)	Filed previously as an exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2006.
(3)	Filed previously as an exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2006.
(4)	Filed previously as an exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2013.
(5)	Filed previously as an exhibit to the Company’s Current Report on Form 8-K filed on June 26, 2014.
(6)	Filed previously as an exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2009.
(7)	Filed previously as an exhibit to the Company’s Registration Statement on Form 8-A filed on June 9, 2014.
(8)	Filed previously as an exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2014.
(9)	Filed previously as an exhibit to the Company’s Current Report on Form 8-K filed on September 1, 2015.
(10)	Filed previously as an exhibit to the Company’s Current Report on Form 8-K filed on June 8, 2017.
(11)	Filed previously as an exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2017.
(12)	Filed previously as an exhibit to the Company’s Current Report on Form 8-K filed on May 25, 2018.
(13)	Filed previously as an exhibit to the Company’s Current Report on Form 8-K filed on October 30, 2018.
(14)	Filed previously as an exhibit to the Company’s Proxy Statement filed on April 18, 2019.
(15)	Filed previously as an exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2020.
(16)	Filed previously as an exhibit to the Company’s Current Report on Form 8-K filed on August 3, 2020.
(17)	Filed previously as an exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2020.
(18)	Filed previously as an exhibit to the Company’s Current Report on Form 8-K filed on September 22, 2020.
(19)	Filed previously as an exhibit to the Company’s Current Report on Form 8-K filed on October 7, 2020.
(20)	Filed previously as an exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2020.
(21)	Filed previously as an exhibit to the Company’s Current Report on Form 8-K filed on February 18, 2021.
(22)	Filed previously as an exhibit to the Company’s Annual Report on Form 10-K for the year ended December 31, 2020.
(23)	Filed previously as an exhibit to the Company’s Proxy Statement filed on April 12, 2021.
(24)	Filed previously as an exhibit to the Company’s Current Report on Form 8-K filed on May 21, 2021.
(25)	Filed previously as an exhibit to the Company’s Current Report on Form 8-K filed on June 1, 2021.
(26)	Filed previously as an exhibit to the Company’s Current Report on Form 8-K filed on June 9, 2021.
(27)	Filed previously as an exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2021.
(28)	Filed previously as an exhibit to the Company’s Current Report on Form 8-K filed on August 17, 2021.
(29)	Filed previously as an exhibit to the Company’s Current Report on Form 8-K filed on August 20, 2021.
(30)	Filed previously as an exhibit to the Company’s Current Report on Form 8-K filed on September 2, 2021.
(31)	Filed previously as an exhibit to the Company’s Current Report on Form 8-K filed on October 7, 2021.
(32)	Filed previously as an exhibit to the Company’s Current Report on Form 8-K filed on October 29, 2021.
(33)	Filed previously as an exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2021.
(34)	Filed previously as an exhibit to the Company’s Current Report on Form 8-K filed on February 3, 2022.
(35)	Filed previously as an exhibit to the Company’s Annual Report on Form 10-K for the year ended December 31, 2021.
(36)	Filed previously as an exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2022.
(37)	Filed previously as an exhibit to the Company’s Current Report on Form 8-K filed on July 27, 2022.
(38)	Filed previously as an exhibit to the Company’s Current Report on Form 8-K filed on August 30, 2022.
(39)	Filed previously as an exhibit to the Company’s Current Report on Form 8-K filed on January 25, 2023.
(40)	Filed previously as an exhibit to the Company’s Current Report on Form 8-K filed on December 22, 2022.
(41)	Filed previously as an exhibit to the Company’s Current Report on Form 8-K filed on November 18, 2022.
(42)	Filed previously as an exhibit to the Company’s Annual Report on Form 10-K for the year ended December 31, 2022.

(Back to Index)

(Back to Index)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ACRES COMMERCIAL REALTY CORP.
(Registrant)

May 8, 2023	By:	/s/ Mark Fogel
Mark Fogel
President & Chief Executive Officer

May 8, 2023	By:	/s/ David J. Bryant
David J. Bryant
Senior Vice President
Chief Financial Officer and Treasurer

May 8, 2023	By:	/s/ Eldron C. Blackwell
Eldron C. Blackwell
Vice President
Chief Accounting Officer

(Back to Index)