Form 10-Q
period 2023-06-30
ACRES Commercial Realty Corp.
filed 2023-08-07
CIK 1332551

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2023

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

The number of outstanding shares of the registrant’s common stock on August 4, 2023 was 8,491,979 shares.

(Back to Index)

ACRES COMMERCIAL REALTY CORP. AND SUBSIDIARIES

INDEX TO QUARTERLY REPORT

ON FORM 10-Q

(Back to Index)

(Back to Index)

PART I

ITEM 1. FINANCIAL STATEMENTS

ACRES COMMERCIAL REALTY CORP. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share data)

	June 30, 2023	December 31, 2022
	(unaudited)
ASSETS (1)
Cash and cash equivalents	$57,112	$66,232
Restricted cash	15,251	38,579
Accrued interest receivable	12,615	11,969
CRE loans	1,963,740	2,057,590
Less: allowance for credit losses	(25,651)	(18,803)
CRE loans, net	1,938,089	2,038,787
Loan receivable - related party	11,125	11,275
Investments in unconsolidated entities	1,548	1,548
Properties held for sale	61,565	53,769
Investments in real estate	137,363	120,968
Right of use assets	20,061	20,281
Intangible assets	8,376	8,880
Other assets	3,551	4,364
Total assets	$2,266,656	$2,376,652
LIABILITIES (2)
Accounts payable and other liabilities	$15,597	$10,391
Management fee payable - related party	261	898
Accrued interest payable	7,181	6,921
Borrowings	1,749,199	1,867,033
Lease liabilities	43,988	43,695
Distributions payable	3,262	3,262
Accrued tax liability	142	113
Liabilities held for sale	3,025	3,025
Total liabilities	1,822,655	1,935,338
EQUITY
Preferred stock, par value $0.001: 10,000,000 shares authorized 8.625% Fixed-to-Floating Series C Cumulative Redeemable Preferred Stock, liquidation preference $25.00 per share; 4,800,000 and 4,800,000 shares issued and outstanding	5	5
Preferred stock, par value $0.001: 6,800,000 shares authorized 7.875% Series D Cumulative Redeemable Preferred Stock, liquidation preference $25.00 per share; 4,607,857 and 4,607,857 shares issued and outstanding	5	5
Common stock, par value $0.001: 41,666,666 shares authorized; 8,517,595 and 8,708,100 shares issued and outstanding (including 416,675 and 583,333 unvested restricted shares)	9	9
Additional paid-in capital	1,174,094	1,174,202
Accumulated other comprehensive loss	(5,604)	(6,394)
Distributions in excess of earnings	(733,958)	(732,359)
Total stockholders’ equity	434,551	435,468
Non-controlling interests	9,450	5,846
Total equity	444,001	441,314
TOTAL LIABILITIES AND EQUITY	$2,266,656	$2,376,652

The accompanying notes are an integral part of these statements

(Back to Index)

(Back to Index)

ACRES COMMERCIAL REALTY CORP. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS - (Continued)

(in thousands, except share and per share data)

	June 30, 2023	December 31, 2022
	(unaudited)
(1) Assets of consolidated variable interest entities (“VIEs”) included in total assets above:
Restricted cash	$14,483	$38,180
Accrued interest receivable	9,144	8,184
CRE loans, pledged as collateral (3)	1,481,255	1,456,649
Other assets	83	119
Total assets of consolidated VIEs	$1,504,965	$1,503,132
(2) Liabilities of consolidated VIEs included in total liabilities above:
Accounts payable and other liabilities	$122	$93
Accrued interest payable	3,305	3,083
Borrowings	1,234,303	1,233,556
Total liabilities of consolidated VIEs	$1,237,730	$1,236,732

(3)
Excludes the allowance for credit losses.

The accompanying notes are an integral part of these statements

(Back to Index)

(Back to Index)

ACRES COMMERCIAL REALTY CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except share and per share data)

(unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2023	2022	2023	2022
REVENUES
Interest income:
CRE loans	$46,351	$26,964	$90,821	$49,621
Other	797	55	1,656	74
Total interest income	47,148	27,019	92,477	49,695
Interest expense	32,442	15,745	63,817	30,652
Net interest income	14,706	11,274	28,660	19,043
Real estate income	8,879	8,777	15,950	11,915
Other revenue	37	19	70	35
Total revenues	23,622	20,070	44,680	30,993
OPERATING EXPENSES
General and administrative	2,348	2,353	5,327	5,810
Real estate expenses	10,492	9,162	19,352	13,956
Management fees - related party	1,890	1,672	3,663	3,354
Equity compensation - related party	719	991	1,613	1,735
Corporate depreciation and amortization	23	21	46	43
Provision for (reversal of) credit losses, net	2,700	524	7,796	(1,278)
Total operating expenses	18,172	14,723	37,797	23,620
	5,450	5,347	6,883	7,373
OTHER INCOME (EXPENSE)
Loss on extinguishment of debt	—	—	—	(460)
Gain on sale of real estate	—	—	745	—
Other income	242	175	352	973
Total other income	242	175	1,097	513
INCOME BEFORE TAXES	5,692	5,522	7,980	7,886
Income tax expense	(134)	—	(129)	(280)
NET INCOME	5,558	5,522	7,851	7,606
Net income allocated to preferred shares	(4,856)	(4,856)	(9,711)	(9,711)
Net loss allocable to non-controlling interest, net of taxes	115	24	261	24
NET INCOME (LOSS) ALLOCABLE TO COMMON SHARES	$817	$690	$(1,599)	$(2,081)
NET INCOME (LOSS) PER COMMON SHARE - BASIC	$0.10	$0.08	$(0.19)	$(0.23)
NET INCOME (LOSS) PER COMMON SHARE - DILUTED	$0.10	$0.08	$(0.19)	$(0.23)
WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING - BASIC	8,451,973	8,888,461	8,476,059	8,992,142
WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING - DILUTED	8,534,558	8,914,172	8,476,059	8,992,142

The accompanying notes are an integral part of these statements

(Back to Index)

(Back to Index)

ACRES COMMERCIAL REALTY CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(in thousands)

(unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2023	2022	2023	2022
Net income	$5,558	$5,522	$7,851	$7,606
Other comprehensive income:
Reclassification adjustments associated with net unrealized losses from interest rate swaps included in net income	397	461	790	917
Total other comprehensive income	397	461	790	917
Comprehensive income before allocation to preferred shares	5,955	5,983	8,641	8,523
Net loss allocated to non-controlling interests shares	115	24	261	24
Net income allocated to preferred shares	(4,856)	(4,856)	(9,711)	(9,711)
Comprehensive income (loss) allocable to common shares	$1,214	$1,151	$(809)	$(1,164)

The accompanying notes are an integral part of these statements

(Back to Index)

(Back to Index)

ACRES COMMERCIAL REALTY CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

(in thousands, except share and per share data)

(unaudited)

	Common Stock
	Shares	Amount	Series C Preferred Stock	Series D Preferred Stock	Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Retained Earnings (Distributions in Excess of Earnings)	Total Stockholders’ Equity	Non-Controlling Interest	Total Equity
Balance, December 31, 2022	8,708,100	$9	$5	$5	$1,174,202	$(6,394)	$(732,359)	$435,468	$5,846	$441,314
Purchase and retirement of common stock	(79,744)	—	—	—	(756)	—	—	(756)	—	(756)
Stock-based compensation	17,780	—	—	—	170	—	—	170	—	170
Amortization of stock-based compensation	—	—	—	—	894	—	—	894	—	894
Contributions from non-controlling interests	—	—	—	—	—	—	—	—	2,332	2,332
Net income	—	—	—	—	—	—	2,439	2,439	(146)	2,293
Distributions and accrual of cumulative preferred stock dividends	—	—	—	—	—	—	(4,855)	(4,855)	—	(4,855)
Amortization of terminated derivatives	—	—	—	—	—	393	—	393	—	393
Balance, March 31, 2023	8,646,136	$9	$5	$5	$1,174,510	$(6,001)	$(734,775)	$433,753	$8,032	$441,785
Purchase and retirement of common stock	(135,416)	—	—	—	(1,200)	—	—	(1,200)	—	(1,200)
Stock-based compensation	6,875	—	—	—	65	—	—	65	—	65
Amortization of stock-based compensation	—	—	—	—	719	—	—	719	—	719
Contributions from non-controlling interests	—	—	—	—	—	—	—	—	1,533	1,533
Net income	—	—	—	—	—	—	5,673	5,673	(115)	5,558
Distributions and accrual of cumulative preferred stock dividends	—	—	—	—	—	—	(4,856)	(4,856)	—	(4,856)
Amortization of terminated derivatives	—	—	—	—	—	397	—	397	—	397
Balance, June 30, 2023	8,517,595	$9	$5	$5	$1,174,094	$(5,604)	$(733,958)	$434,551	$9,450	$444,001

The accompanying notes are an integral part of these statements

(Back to Index)

(Back to Index)

ACRES COMMERCIAL REALTY CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY - (Continued)

(in thousands, except share and per share data)

(unaudited)

	Common Stock
	Shares	Amount	Series C Preferred Stock	Series D Preferred Stock	Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Retained Earnings (Distributions in Excess of Earnings)	Total Stockholders’ Equity	Non-Controlling Interest	Total Equity
Balance, December 31, 2021	9,149,079	$9	$5	$5	$1,179,863	$(8,127)	$(723,560)	$448,195	$—	$448,195
Offering costs	—	—	—	—	(37)	—	—	(37)	—	(37)
Purchase and retirement of common stock	(314,552)	—	—	—	(3,885)	—	—	(3,885)	—	(3,885)
Amortization of stock-based compensation	—	—	—	—	744	—	—	744	—	744
Net income	—	—	—	—	—	—	2,084	2,084	—	2,084
Distributions and accrual of cumulative preferred stock dividends	—	—	—	—	—	—	(4,855)	(4,855)	—	(4,855)
Amortization of terminated derivatives	—	—	—	—	—	456	—	456	—	456
Balance, March 31, 2022	8,834,527	$9	$5	$5	$1,176,685	$(7,671)	$(726,331)	$442,702	$—	$442,702
Offering costs	—	—	—	—	(33)	—	—	(33)	—	(33)
Purchase and retirement of common stock	(237,730)	—	—	—	(2,497)	—	—	(2,497)	—	(2,497)
Stock-based compensation	333,333	—	—	—	—	—	—	—	—	—
Amortization of stock-based compensation	—	—	—	—	991	—	—	991	—	991
Contributions from non-controlling interests	—	—	—	—	—	—	—	—	5,036	5,036
Net income	—	—	—	—	—	—	5,546	5,546	(24)	5,522
Distributions and accrual of cumulative preferred stock dividends	—	—	—	—	—	—	(4,856)	(4,856)	—	(4,856)
Amortization of terminated derivatives	—	—	—	—	—	461	—	461	—	461
Balance, June 30, 2022	8,930,130	$9	$5	$5	$1,175,146	$(7,210)	$(725,641)	$442,314	$5,012	$447,326

The accompanying notes are an integral part of these statements

(Back to Index)

(Back to Index)

ACRES COMMERCIAL REALTY CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	For the Six Months Ended June 30,
	2023	2022
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$7,851	$7,606
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for (reversal of) credit losses, net	7,796	(1,278)
Depreciation, amortization and accretion	2,683	5,364
Amortization of stock-based compensation	1,613	1,735
Loss on the extinguishment of debt	—	460
Gain on sale of real estate	(745)	—
Changes in operating assets and liabilities:	5,271	(170)
Net cash provided by operating activities	24,469	13,717
CASH FLOWS FROM INVESTING ACTIVITIES:
Origination and purchase of loans	(66,885)	(392,121)
Principal payments received on loans and leases	141,430	216,368
Investments in real estate	(15,352)	(72,279)
Proceeds from sale of real estate	14,309	—
Purchase of furniture and fixtures	—	(20)
Principal payments received on loan - related party	150	125
Net cash provided by (used in) investing activities	73,652	(247,927)
CASH FLOWS FROM FINANCING ACTIVITIES:
Repurchase of common stock	(1,956)	(6,382)
Proceeds from issuance of preferred shares (net of $70 of underwriting discounts and offering costs)	—	(70)
Proceeds from borrowings:
Senior secured financing facility	—	30,025
Warehouse financing facilities and repurchase agreements	11,888	298,882
Mortgage payable	144	18,710
Payments on borrowings:
Securitizations	(851)	(237,189)
Senior secured financing facility	(40,554)	(10,150)
Warehouse financing facilities and repurchase agreements	(89,606)	(38,150)
Convertible senior notes	—	(39,839)
Payment of debt issuance costs	(3,787)	(646)
Proceeds received from non-controlling interests	3,865	5,036
Distributions paid on preferred stock	(9,711)	(9,711)
Net cash (used in) provided by financing activities	(130,568)	10,516
NET DECREASE IN CASH AND CASH EQUIVALENTS AND RESTRICTED CASH	(32,447)	(223,694)
CASH AND CASH EQUIVALENTS AND RESTRICTED CASH AT BEGINNING OF PERIOD	104,810	283,931
CASH AND CASH EQUIVALENTS AND RESTRICTED CASH AT END OF PERIOD	$72,363	$60,237

The accompanying notes are an integral part of these statements

(Back to Index)

(Back to Index)

ACRES COMMERCIAL REALTY CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2023

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

Cash and Cash Equivalents

Cash and cash equivalents include cash on hand and all highly liquid investments with original maturities of three months or less at the time of purchase. At June 30, 2023 and December 31, 2022, $53.1 million and $63.3 million, respectively, of the reported cash balances exceeded the Federal Deposit Insurance Corporation and Securities Investor Protection Corporation deposit insurance limits of $250,000 per respective depository or brokerage institution. However, all of the Company’s cash deposits are held at multiple, established financial institutions, in multiple accounts associated with its parent and respective consolidated subsidiaries, to minimize credit risk exposure. The Company has not experienced, and does not expect, any losses on its cash and cash equivalents.

Restricted cash includes required account balance minimums primarily for the Company’s CRE debt securitizations as well as cash held in the syndicated corporate loan collateralized debt obligations (“CDOs”).

(Back to Index)

(Back to Index)

ACRES COMMERCIAL REALTY CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

JUNE 30, 2023

(unaudited)

The following table provides a reconciliation of cash, cash equivalents and restricted cash on the consolidated balance sheets to the total amount shown on the consolidated statements of cash flows (in thousands):

	June 30,
	2023	2022
Cash and cash equivalents	$57,112	$34,870
Restricted cash	15,251	25,367
Total cash, cash equivalents and restricted cash shown on the Company’s consolidated statements of cash flows	$72,363	$60,237

Investment in Real Estate

The Company depreciates investments in real estate and amortizes related intangible assets over the estimated useful lives of the assets as follows:

Category	Term
Building	35 to 40 years
Building improvements	8 to 35 years
Site improvements	10 years
Tenant improvements	Shorter of lease term or expected useful life
Furniture, fixtures and equipment	3 to 12 years
Right of use assets	7 to 94 years
Intangible assets	90 days to 18 years
Lease liabilities	7 to 94 years

Income Taxes

The Company recorded a full valuation allowance against its net deferred tax assets (tax effected expense of $21.0 million) at June 30, 2023, as the Company believes it is more likely than not that the deferred tax assets will not be realized. This assessment was based on the Company’s cumulative historical losses and uncertainties as to the amount of taxable income that would be generated in future years by the Company’s taxable REIT subsidiaries.

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

Reference Rate Reform

Historically, the Company has used LIBOR as the benchmark interest rate for its floating-rate whole loans and the Company has been exposed to LIBOR through its floating-rate borrowings. In March 2021, the United Kingdom’s, or U.K.’s, Financial Conduct Authority (“FCA”) announced that it would cease publication of the one-week and the two-month USD LIBOR immediately after December 31, 2021 and cease publication of the remaining tenors immediately after June 30, 2023. In July 2021, the U.S. Federal Reserve, in conjunction with the Alternative Reference Rates Committee, a steering committee composed of large U.S. financial institutions, identified the Secured Overnight Financing Rate (“SOFR”) as its preferred alternative rate for LIBOR.

Following this announcement, the Company began to transition the contractual benchmark rates of existing floating-rate whole loans and borrowings to alternate rates. Additionally, beginning January 1, 2022, all variable rate loans originated by the Company and all variable rate borrowings acquired had been benchmarked to SOFR. At June 30, 2023, the Company's whole loan portfolio had a carrying value of $1.9 billion of floating rate loans, all of which have interest rates tied to SOFR. At June 30, 2023, the Company had

(Back to Index)

(Back to Index)

ACRES COMMERCIAL REALTY CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

JUNE 30, 2023

(unaudited)

$1.6 billion of outstanding floating rate borrowings, 3.2% or $51.5 million of which have interest rates tied to LIBOR and 96.8% or $1.5 billion of which have interest rates tied to SOFR.

The Company expects to complete the process of converting its LIBOR-based borrowings to an applicable benchmark interest rate during 2023.

Recent Accounting Standards

Accounting Standards Adopted in 2023

In March 2022, the Financial Accounting Standards Board ("FASB") issued an amendment eliminating certain previously issued accounting guidance for troubled-debt restructurings (“TDRs”) and enhancing disclosure requirements surrounding refinancings, restructurings, and write-offs. Current GAAP provides an exception to the general recognition and measurement guidance for loan restructurings if they meet specific criteria to be considered TDRs. If a modification is a TDR, incremental expected losses are recorded in the allowance for credit losses upon modification and specific disclosures are required. The new amendment eliminates the TDR recognition and measurement guidance and requires the reporting entity to evaluate whether the modification represents a new loan or a continuation of an existing loan, consistent with accounting for other loan modifications. The amendment also requires public business entities to disclose current-period gross write-offs by year of origination for certain financing receivables and net investments in leases. The Company adopted this guidance during the six months ended June 30, 2023 and the adoption did not have a material impact on the Company's consolidated financial statements.

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

Consolidated VIEs (the Company is the primary beneficiary)

Based on management’s analysis, the Company was the primary beneficiary of five VIEs at both June 30, 2023 and December 31, 2022 (collectively, the “Consolidated VIEs”).

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

JUNE 30, 2023

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

Creditors of the Company’s Consolidated VIEs have no recourse to the general credit of the Company, nor to each other. During the six months ended June 30, 2023 and 2022, the Company did not provide any financial support to any of its VIEs nor does it have any requirement to do so, although it may choose to do so in the future to maximize future cash flows on such investments by the Company. There are no explicit arrangements that obligate the Company to provide financial support to any of its Consolidated VIEs.

The following table shows the classification and carrying values of assets and liabilities of the Company’s Consolidated VIEs at June 30, 2023 (in thousands):

	CRE Securitizations	Other	Total
ASSETS
Restricted cash	$14,201	$282	$14,483
Accrued interest receivable	9,144	—	9,144
CRE loans, pledged as collateral (1)	1,481,255	—	1,481,255
Other assets	27	56	83
Total assets (2)	$1,504,627	$338	$1,504,965

LIABILITIES
Accounts payable and other liabilities	$122	$—	$122
Accrued interest payable	3,305	—	3,305
Borrowings	1,234,303	—	1,234,303
Total liabilities	$1,237,730	$—	$1,237,730

(1)
Excludes allowance for credit losses.
(2)
Assets of each of the Consolidated VIEs may only be used to settle the obligations of each respective VIE.

Unconsolidated VIEs (the Company is not the primary beneficiary, but has a variable interest)

Based on management’s analysis, the Company is not the primary beneficiary of the VIEs discussed below since it does not have both (i) the power to direct the activities that most significantly impact the VIE’s economic performance and (ii) the obligation to absorb the losses of the VIE or the right to receive the benefits from the VIE, which could be significant to the VIE. Accordingly, the following VIEs are not consolidated in the Company’s financial statements at June 30, 2023. The Company continuously reassesses whether it is deemed to be the primary beneficiary of its unconsolidated VIEs. The Company’s maximum exposure to risk for each of these unconsolidated VIEs is set forth in the “Maximum Exposure to Loss” column in the table below.

(Back to Index)

(Back to Index)

ACRES COMMERCIAL REALTY CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

JUNE 30, 2023

(unaudited)

Unsecured Junior Subordinated Debentures

The Company has a 100% interest in the common shares of each of Resource Capital Trust I (“RCT I”) and RCC Trust II (“RCT II”), respectively, with a value of $1.5 million in the aggregate, or 3.0% of each trust, at June 30, 2023. RCT I and RCT II were formed for the purposes of providing debt financing to the Company. The Company completed a qualitative analysis to determine whether it is the primary beneficiary of each of the trusts and determined that it was not the primary beneficiary of either trust because it does not have the power to direct the activities most significant to the trusts, which include the collection of principal and interest through servicing rights. Accordingly, neither trust is consolidated into the Company’s consolidated financial statements.

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

The following table shows the classification, carrying value and maximum exposure to loss with respect to the Company’s unconsolidated VIEs at June 30, 2023 (in thousands):

	Unsecured Junior Subordinated Debentures	Maximum Exposure to Loss
ASSETS
Accrued interest receivable	$12	$—
Investments in unconsolidated entities	1,548	$1,548
Total assets	1,560

LIABILITIES
Accrued interest payable	404	N/A
Borrowings	51,548	N/A
Total liabilities	51,952
Net (liability) asset	$(50,392)

At June 30, 2023, there were no explicit arrangements or implicit variable interests that could require the Company to provide financial support to any of its unconsolidated VIEs.

NOTE 4 - SUPPLEMENTAL CASH FLOW INFORMATION

The following table summarizes the Company’s supplemental disclosure of cash flow information (in thousands):

	For the Six Months Ended June 30,
	2023	2022
Supplemental cash flows:
Interest expense paid in cash	$60,035	$24,736
Income taxes paid in cash	101	180
Non-cash investing activities include the following:
Proceeds from the receipt of deed-in-lieu of foreclosure	$20,900	$—
Investment in properties held for sale related to the receipt of deed-in-lieu of foreclosure	(20,900)	—
Non-cash financing activities include the following:
Incentive compensation paid in common stock	$234	$—
Distributions on preferred stock accrued but not paid	3,262	3,262

(Back to Index)

(Back to Index)

ACRES COMMERCIAL REALTY CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

JUNE 30, 2023

(unaudited)

NOTE 5 - LOANS

The following is a summary of the Company’s CRE loans held for investment by asset type (dollars in thousands, except amounts in footnotes):

Description	Quantity	Principal	Unamortized (Discount) Premium, net (1)	Amortized Cost	Allowance for Credit Losses	Carrying Value	Contractual Interest Rates (2)	Maturity Dates (3)(4)
At June 30, 2023:
Whole loans (5)(6)	77	$1,968,322	$(9,282)	$1,959,040	$(20,951)	$1,938,089	1M BR plus 2.86% to 1M BR plus 8.61%	July 2023 to July 2026
Mezzanine loan (5)	1	4,700	—	4,700	(4,700)	—	10.00%	June 2028
Total		$1,973,022	$(9,282)	$1,963,740	$(25,651)	$1,938,089

At December 31, 2022:
Whole loans (5)(6)	81	$2,065,504	$(12,614)	$2,052,890	$(14,103)	$2,038,787	1M BR plus 2.85% to 1M BR plus 8.50%	January 2023 to July 2026
Mezzanine loan (5)	1	4,700	—	4,700	(4,700)	—	10.00%	June 2028
Total		$2,070,204	$(12,614)	$2,057,590	$(18,803)	$2,038,787

(1)
Amounts include unamortized loan origination fees of $9.0 million and $12.3 million and deferred amendment fees of $257,000 and $308,000 at June 30, 2023 and December 31, 2022, respectively.
(2)
Benchmark rates ("BR") comprise one-month LIBOR or one-month Term SOFR. At June 30, 2023, all of the Company's whole loans used one-month Term SOFR. Weighted-average one-month benchmark rates were 5.22% and 4.21% at June 30, 2023 and December 31, 2022, respectively. Additionally, weighted-average benchmark rate floors were 0.68% at both June 30, 2023 and December 31, 2022.
(3)
Maturity dates exclude contractual extension options, subject to the satisfaction of certain terms that may be available to the borrowers.
(4)
Maturity dates exclude two and three whole loans, with amortized costs of $28.2 million and $51.6 million, in maturity default at June 30, 2023 and December 31, 2022, respectively.
(5)
Substantially all loans are pledged as collateral under various borrowings at June 30, 2023 and December 31, 2022.
(6)
CRE whole loans had $128.7 million and $158.2 million in unfunded loan commitments at June 30, 2023 and December 31, 2022, respectively. These unfunded loan commitments are advanced as the borrowers formally request additional funding and meet certain benchmarks, as permitted under the loan agreement, and any necessary approvals have been obtained.

(Back to Index)

(Back to Index)

ACRES COMMERCIAL REALTY CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

JUNE 30, 2023

(unaudited)

The following is a summary of the Company’s CRE loans held for investment by property type and geographic location (dollars in thousands):

	June 30, 2023		December 31, 2022
Property Type	Carrying Value	% of Loan Portfolio	Carrying Value	% of Loan Portfolio
Multifamily	$1,460,600	75.4%	$1,531,697	75.2%
Office (1)(2)	254,503	13.1%	269,201	13.2%
Hotel	146,099	7.5%	178,160	8.7%
Self-Storage	68,862	3.6%	51,704	2.5%
Retail (3)	8,025	0.4%	8,025	0.4%
Total	$1,938,089	100%	$2,038,787	100%

(1)
Includes one and two whole loans in maturity default with carrying values of $20.1 million and $42.5 million at June 30, 2023 and December 31, 2022, respectively.
(2)
Includes one mezzanine loan with a par value of $4.7 million that is fully reserved at both June 30, 2023 and December 31, 2022.
(3)
Comprises one whole loan in maturity default at both June 30, 2023 and December 31, 2022.

	June 30, 2023		December 31, 2022
Geographic Location	Carrying Value	% of Loan Portfolio	Carrying Value	% of Loan Portfolio
Southwest (1)	$458,573	23.6%	$472,327	23.2%
Southeast	410,732	21.2%	438,403	21.5%
Mountain	274,289	14.2%	329,828	16.2%
Mid Atlantic	251,757	13.0%	248,740	12.2%
Pacific	170,986	8.8%	191,706	9.4%
Northeast (2)	200,865	10.4%	170,236	8.3%
East North Central (3)	106,969	5.5%	125,211	6.1%
West North Central	63,918	3.3%	62,336	3.1%
Total	$1,938,089	100%	$2,038,787	100%

(1)
Includes one whole loan in maturity default with carrying values of $20.1 million and $20.7 million at June 30, 2023 and December 31, 2022, respectively.
(2)
Includes one whole loan in maturity default with a carrying value of $8.0 million at both June 30, 2023 and December 31, 2022. Also includes one mezzanine loan with a par value of $4.7 million that is fully reserved at both June 30, 2023 and December 31, 2022.
(3)
Includes one whole loan in maturity default with a carrying value of $21.7 million at December 31, 2022.

(Back to Index)

(Back to Index)

ACRES COMMERCIAL REALTY CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

JUNE 30, 2023

(unaudited)

The following is a summary of the contractual maturities of the Company’s CRE loans held for investment, at amortized cost (in thousands, except amounts in the footnotes):

Description	2023	2024	2025 and Thereafter	Total
At June 30, 2023:
Whole loans (1)	$113,075	$933,116	$884,685	$1,930,876
Mezzanine loan	—	—	4,700	4,700
Total CRE loans (2)	$113,075	$933,116	$889,385	$1,935,576

Description	2023	2024	2025 and Thereafter	Total
At December 31, 2022:
Whole loans (1)	$268,120	$882,175	$851,031	$2,001,326
Mezzanine loan	—	—	4,700	4,700
Total CRE loans (2)	$268,120	$882,175	$855,731	$2,006,026

(1)
Maturity dates exclude two and three whole loans, with amortized costs of $28.2 million and $51.6 million, in maturity default at June 30, 2023 and December 31, 2022, respectively.
(2)
At June 30, 2023, the amortized costs of the floating-rate CRE whole loans, summarized by contractual maturity assuming full exercise of the extension options, were $58.4 million, $90.8 million and $1.8 billion in 2023, 2024 and 2025 and thereafter, respectively. At December 31, 2022, the amortized costs of the floating-rate CRE whole loans, summarized by contractual maturity assuming full exercise of the extension options, were $113.8 million, $68.6 million and $1.8 billion in 2023, 2024 and 2025 and thereafter, respectively.

At June 30, 2023 and December 31, 2022, no single loan or investment represented more than 10% of the Company’s total assets, and no single investment group generated over 10% of the Company’s revenue.

Principal Paydowns Receivable

Principal paydowns receivable represents loan principal payments that have been received by the Company’s servicers and trustees but have not been remitted to the Company. At both June 30, 2023 and December 31, 2022, the Company had no loan principal paydowns receivable.

NOTE 6 - FINANCING RECEIVABLES

The following table shows the activity in the allowance for credit losses for the six months ended June 30, 2023 and the year ended December 31, 2022 (in thousands):

	Six Months Ended June 30, 2023	Year Ended December 31, 2022
Allowance for credit losses at beginning of period	$18,803	$8,805
Provision for credit losses	7,796	12,295
Charge offs	(948)	(2,297)
Allowance for credit losses at end of period	$25,651	$18,803

During the three and six months ended June 30, 2023, the Company recorded provisions for expected credit losses of $2.7 million and $7.8 million, respectively, primarily attributable to the impact from the near-term macroeconomic outlook of the commercial real estate market, including: forecasted increases in short-term interest rates, continued expected declines in commercial real estate pricing and forecasted higher unemployment rates, partially offset by improvements in property-level cash flows.

In June 2023, the Company received the deed-in-lieu of foreclosure on an office loan in the East North Central region with a principal balance of $22.8 million which resulted in a charge off of $948,000 against the allowance for credit losses (see Note 7).

(Back to Index)

(Back to Index)

ACRES COMMERCIAL REALTY CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

JUNE 30, 2023

(unaudited)

During the three months ended June 30, 2022, the Company recorded a provision for expected credit losses of approximately $524,000 primarily attributable to a decline in macroeconomic factors, offset by improvements in property-level cash flows. During the six months ended June 30, 2022, reversal of expected credit losses in the first quarter of 2022 outpaced the provision during the second quarter of 2022, resulting in a net reversal of $1.3 million in connection with resolutions of loans with specific reserves and continued improvements in property-level operations.

At June 30, 2023 and December 31, 2022, the Company individually evaluated the following loans:

•
One office mezzanine loan in the Northeast region with a principal balance of $4.7 million at both June 30, 2023 and December 31, 2022. The Company fully reserved this loan in the fourth quarter of 2022, and it continues to be fully reserved at June 30, 2023. The loan entered payment default in February 2023 and has been placed on nonaccrual status.
•
One retail loan in the Northeast region, with a principal balance of $8.0 million at both June 30, 2023 and December 31, 2022, for which foreclosure was determined to be probable. The loan was modified in February 2021 to extend its maturity to December 2021 and has since entered into payment default and has been put on nonaccrual status. The loan had an as-is appraised value in excess of its principal and interest balances, and, as such, had no allowance for CECL at June 30, 2023 and December 31, 2022, respectively.
•
One office loan in the Southwest region, with a principal balance of $20.1 million and $20.7 million at June 30, 2023 and December 31, 2022, respectively, for which foreclosure was determined to be probable. The loan had an initial maturity of March 2022, was modified three times to extend its maturity to June 2022 and has since entered into payment default and has been put on nonaccrual status. However, in exchange for payments, comprising principal paydowns, interest payments and the reimbursement of certain legal fees, received between October 2022 and July 2023, the Company has agreed to temporarily defer its right to foreclose on the property until October 2023. Additionally, at both June 30, 2023 and December 31, 2022, this loan had an as-is appraised value in excess of its principal and interest balances, and, as such, had no CECL allowance.

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

JUNE 30, 2023

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

Credit risk profiles of CRE loans at amortized cost were as follows (in thousands, except amounts in the footnote):

	Rating 1	Rating 2	Rating 3	Rating 4	Rating 5	Total (1)
At June 30, 2023:
Whole loans, floating-rate	$—	$1,353,353	514,179	$63,344	$28,164	$1,959,040
Mezzanine loan	—	—	—	—	4,700	4,700
Total	$—	$1,353,353	$514,179	$63,344	$32,864	$1,963,740

At December 31, 2022:
Whole loans, floating-rate	$—	$1,635,376	$309,491	$85,226	$22,797	$2,052,890
Mezzanine loan	—	—	—	—	4,700	4,700
Total	$—	$1,635,376	$309,491	$85,226	$27,497	$2,057,590

(1)
The total amortized cost of CRE whole loans excluded accrued interest receivable of $12.6 million and $11.9 million at June 30, 2023 and December 31, 2022, respectively.

(Back to Index)

(Back to Index)

ACRES COMMERCIAL REALTY CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

JUNE 30, 2023

(unaudited)

Credit risk profiles of CRE loans by origination year at amortized cost were as follows (in thousands, except amounts in the footnotes):

	2023	2022	2021	2020	2019	Prior	Total (1)
At June 30, 2023:
Whole loans, floating-rate: (2)
Rating 2	$37,643	$444,948	$791,217	$52,703	$26,842	$—	$1,353,353
Rating 3	—	77,350	316,281	34,286	27,794	58,468	514,179
Rating 4	—	19,348	43,996	—	—	—	63,344
Rating 5	—	—	—	—	20,139	8,025	28,164
Total whole loans, floating-rate	37,643	541,646	1,151,494	86,989	74,775	66,493	1,959,040
Mezzanine loan (rating 5)	—	—	—	—	—	4,700	4,700
Total	$37,643	$541,646	$1,151,494	$86,989	$74,775	$71,193	$1,963,740

Current Period Gross Write-Offs	$—	$—	$—	$—	$(948)	$—	$(948)

	2022	2021	2020	2019	2018	Prior	Total (1)
At December 31, 2022:
Whole loans, floating-rate: (2)
Rating 2	$526,606	$1,003,060	$64,944	$26,977	$13,789	$—	$1,635,376
Rating 3	—	192,490	44,657	27,881	44,463	—	309,491
Rating 4	—	—	—	20,742	64,484	—	85,226
Rating 5	—	—	—	22,797	—	—	22,797
Total whole loans, floating-rate	526,606	1,195,550	109,601	98,397	122,736	—	2,052,890
Mezzanine loan (rating 5)	—	—	—	—	4,700	—	4,700
Total	$526,606	$1,195,550	$109,601	$98,397	$127,436	$—	$2,057,590

(1)
The total amortized cost of CRE whole loans excluded accrued interest receivable of $12.6 million and $11.9 million at June 30, 2023 and December 31, 2022, respectively.
(2)
Acquired CRE whole loans are grouped within each loan’s year of origination.

At both June 30, 2023 and December 31, 2022, the Company had one additional mezzanine loan included in other assets held for sale that had no carrying value.

(Back to Index)

(Back to Index)

ACRES COMMERCIAL REALTY CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

JUNE 30, 2023

(unaudited)

Loan Portfolio Aging Analysis

The following table presents the CRE loan portfolio aging analysis at the dates indicated for CRE loans at amortized cost (in thousands, except amounts in footnotes):

	30-59 Days	60-89 Days	Greater than 90 Days (1)	Total Past Due	Current (2)	Total Loans Receivable (3)	Total Loans > 90 Days and Accruing
At June 30, 2023:
Whole loans, floating-rate	$—	$—	$28,164	$28,164	$1,930,876	$1,959,040	$—
Mezzanine loan (4)	4,700	—	—	4,700	—	4,700	—
Total	$4,700	$—	$28,164	$32,864	$1,930,876	$1,963,740	$—

At December 31, 2022:
Whole loans, floating-rate	$—	$—	$28,767	$28,767	$2,024,123	$2,052,890	$—
Mezzanine loan (4)	—	—	—	—	4,700	4,700	—
Total	$—	$—	$28,767	$28,767	$2,028,823	$2,057,590	$—

(1)
During the three and six months ended June 30, 2023, the Company recognized interest income of $837,000 and $1.8 million, respectively, on two CRE whole loans with a principal payment past due greater than 90 days at June 30, 2023. During the three and six months ended June 30, 2022, the Company recognized interest income of $333,000 and $669,000, respectively, on two CRE whole loans with a principal payment past due greater than 90 days at June 30, 2023.
(2)
Includes one CRE whole loan, with an amortized cost of $22.8 million, in maturity default at December 31, 2022.
(3)
The total amortized cost of CRE whole loans excluded accrued interest receivable of $12.6 million and $11.9 million at June 30, 2023 and December 31, 2022, respectively.
(4)
Fully reserved at both June 30, 2023 and December 31, 2022.

At June 30, 2023, the Company had two CRE whole loans, with total amortized costs of $28.2 million, and one mezzanine loan, with a total amortized cost of $4.7 million, in payment default. At December 31, 2022, the Company had three CRE whole loans, with total amortized costs of $51.6 million, in payment default.

Modifications

During the six months ended June 30, 2023, the Company did not enter into any loan modifications for borrowers that are experiencing financial difficulty. During the six months ended June 30, 2022, the Company entered into three agreements that extended one CRE whole loan for a borrower experiencing financial difficulty. At June 30, 2022, this loan had an amortized cost of $21.8 million, which represented 1.0% of the total amortized cost of the portfolio.

NOTE 7 - INVESTMENTS IN REAL ESTATE AND OTHER ACQUIRED ASSETS AND ASSUMED LIABILITIES

At June 30, 2023, the Company held investments in six real estate properties, four of which are included in investments in real estate, and two of which are included in properties held for sale on the consolidated balance sheets.

In February 2023, the Company sold a hotel property in the Northeast region that was previously designated as a property held for sale. The hotel property sold for $15.1 million with selling costs of $845,000, resulting in a gain of $745,000.

In June 2023, the Company received the deed-in-lieu of foreclosure on an office property in the East North Central region. The Company determined that the acquisition of the property should be accounted for as an asset acquisition, and the acquisition-date fair value of $20.9 million was determined using a third-party valuation. Additionally on the date of transfer, the Company acquired cash and receivables and assumed trade payables, resulting in a charge off of the loan against the Company's allowance for credit losses of $948,000. At June 30, 2023, the property was reported as property held for sale on the consolidated balance sheets.

(Back to Index)

(Back to Index)

ACRES COMMERCIAL REALTY CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

JUNE 30, 2023

(unaudited)

The following table summarizes the book value of the Company’s investments in real estate and properties held for sale (in thousands, except amounts in the footnotes):

	June 30, 2023			December 31, 2022
	Cost Basis	Accumulated Depreciation & Amortization	Carrying Value	Cost Basis	Accumulated Depreciation & Amortization	Carrying Value
Assets:
Investments in real estate, equity:
Investments in real estate (1)	$141,008	$(3,645)	$137,363	$123,219	$(2,251)	$120,968
Right of use assets (2)(3)	19,665	(342)	19,323	19,664	(205)	19,459
Intangible assets (4)	11,474	(3,098)	8,376	11,474	(2,594)	8,880
Subtotal	172,147	(7,085)	165,062	154,357	(5,050)	149,307

Investments in real estate from lending activities:
Properties held for sale (5)	61,565	—	61,565	53,769	—	53,769
Total	233,712	(7,085)	226,627	208,126	(5,050)	203,076

Liabilities:
Investments in real estate, equity:
Mortgage payable	18,233	259	18,492	18,089	155	18,244
Other liabilities	247	(201)	46	247	(183)	64
Lease liabilities (3)(6)	43,260	(54)	43,206	43,260	(393)	42,867
Subtotal (7)	61,740	4	61,744	61,596	(421)	61,175

Investments in real estate from lending activities:
Liabilities held for sale	3,025	—	3,025	3,025	—	3,025
Total	64,765	4	64,769	64,621	(421)	64,200

Total net investments in real estate and properties held for sale (8)	$168,947		$161,858	$143,505		$138,876

(1)
Includes $38.4 million of land, which is not depreciable, at June 30, 2023 and December 31, 2022, respectively.
(2)
Primarily comprises a $18.9 million right of use asset, associated with an acquired ground lease of $42.8 million (see below) accounted for as an operating lease at June 30, 2023. At December 31, 2022, the value of the right of use asset was $19.0 million associated to the ground lease with a value of $42.4 million. Amortization is booked to real estate expenses on the consolidated statements of operations.
(3)
Refer to Note 8 for additional information on the Company’s remaining operating leases.
(4)
Primarily comprises a franchise intangible of $5.0 million and $5.3 million, a management contract intangible of $3.0 million and $3.1 million, and a customer list intangible of $321,000 and $427,000 at June 30, 2023 and December 31, 2022, respectively.
(5)
At December 31, 2022, properties held for sale included two properties originally acquired in November 2020 and July 2022. At June 30, 2023, properties held for sale included the November 2020 acquisition, as well as the property acquired via deed-in-lieu of foreclosure during the three months ended June 30, 2023.
(6)
Primarily comprises a $42.8 million ground lease with a remaining term of 93 years. Lease expense for the six months ended June 30, 2023 was $1.3 million.
(7)
Excludes $1.9 million of deferred debt issuance costs on construction loans that can be drawn upon subsequent to June 30, 2023.
(8)
Excludes items of working capital, either acquired or assumed.

(Back to Index)

(Back to Index)

ACRES COMMERCIAL REALTY CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

JUNE 30, 2023

(unaudited)

The Company acquired a ground lease with its equity investment in a hotel property in April 2022. This ground lease has an associated above-market lease intangible liability. The ground lease confers the Company the right to use the land on which its hotel operates, and the ground lease payments increase 3.00% per year until 2116. The Company acquired the original 99-year lease with 94 years remaining during the second quarter of 2022. At June 30, 2023, 93 years remain in its term.

The Company recorded lease payments of $426,000 and $852,000 for the three and six months ended June 30, 2023 and $413,000 for both the three and six months ended June 30, 2022. The Company recorded amortization of $51,000 and $102,000 during the three and six months ended June 30, 2023 related to the right of use asset and accretion of $615,000 and $1.2 million during the three and six months ended June 30, 2023 related to its ground lease liability. The Company recorded amortization of $51,000 during the three and six months ended June 30, 2022 related to the right of use asset and accretion of $114,000 during the three and six months ended June 30, 2022 related to its ground lease liability.

During the three and six months ended June 30, 2023, the Company recorded amortization expense of $251,000 and $503,000, respectively, on its intangible assets. During the three and six months ended June 30, 2022, the Company recorded amortization expense of $437,000 and $1.4 million, respectively, on its intangible assets. The Company expects to record additional amortization expense of $768,000 during the remainder of fiscal year 2023. The Company, also, expects to record amortization expense of $1.2 million, $1.1 million, $1.0 million, $748,000, and $748,000 during the 2024, 2025, 2026, 2027 and 2028 fiscal years, respectively, on its intangible assets.

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
•
Office equipment: payments are made on a fixed schedule.

The following table summarizes the Company’s operating leases (in thousands):

	June 30, 2023	December 31, 2022
Operating Leases:
Right of use assets	$738	$822
Lease liabilities	$(782)	$(828)

Weighted average remaining lease term:	6.2 years	6.7 years
Weighted average discount rate (1):	8.70%	8.71%

(1)
The market discount rate is used, when readily determinable, in calculating the present value of lease payments for the operating lease liability. Otherwise, the incremental borrowing rate on the commencement date is used.

(Back to Index)

(Back to Index)

ACRES COMMERCIAL REALTY CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

JUNE 30, 2023

(unaudited)

The following table summarizes the Company’s operating lease costs and cash payments for the periods presented (in thousands):

	Three Months Ended June 30, 2023	Three Months Ended June 30, 2022	Six Months Ended June 30, 2023	Six Months Ended June 30, 2022
Lease Cost:
Operating lease cost	$40	$24	$115	$48

Other Information:
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from operating leases	$38	$24	$75	$47

The following table summarizes the Company’s operating leases cash flow obligations on an undiscounted, annual basis (in thousands):

Operating Leases
2023	$77
2024	155
2025	159
2026	163
2027	167
Thereafter	303
Subtotal	1,024
Less: impact of discount	(242)
Total	$782

NOTE 9 - INVESTMENTS IN UNCONSOLIDATED ENTITIES

The Company’s investments in unconsolidated entities at June 30, 2023 and December 31, 2022 comprised a 100% interest in the common shares of RCT I and RCT II with a value of $1.5 million in the aggregate, or 3.0% of each trust. The Company records its investments in RCT I’s and RCT II’s common shares as investments in unconsolidated entities using the cost method, recording dividend income when declared by RCT I and RCT II.

During the three and six months ended June 30, 2023, the Company recorded dividends from its investments in RCT I’s and RCT II’s common shares, reported in other revenue on the consolidated statement of operations, of $37,000 and $70,000, respectively. During the three and six months ended June 30, 2022, the Company recorded dividends of $19,000 and $35,000, respectively.

(Back to Index)

(Back to Index)

ACRES COMMERCIAL REALTY CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

JUNE 30, 2023

(unaudited)

NOTE 10 - BORROWINGS

The Company historically has financed the acquisition of its investments, including investment securities and loans, through the use of secured and unsecured borrowings. Certain information with respect to the Company’s borrowings is summarized in the following table (dollars in thousands, except amounts in the footnotes):

	Principal Outstanding	Unamortized Issuance Costs and Discounts	Outstanding Borrowings	Weighted Average Borrowing Rate	Weighted Average Remaining Maturity	Value of Collateral
At June 30, 2023:
ACR 2021-FL1 Senior Notes	$674,372	$3,035	$671,337	6.70%	13.0 years	801,792
ACR 2021-FL2 Senior Notes	567,000	4,034	562,966	7.02%	13.6 years	700,000
Senior secured financing facility	50,995	3,298	47,697	8.87%	4.5 years	152,272
CRE - term warehouse financing facilities (1)	253,131	1,869	251,262	7.77%	1.3 years	377,208
Mortgage payable	18,854	362	18,492	8.95%	1.8 years	25,400
Construction loans	—	1,922	(1,922)	—	—	—
5.75% Senior Unsecured Notes	150,000	2,181	147,819	5.75%	3.1 years	—
Unsecured junior subordinated debentures	51,548	—	51,548	9.37%	13.2 years	—
Total	$1,765,900	$16,701	$1,749,199	7.04%	10.3 years	$2,056,672

	Principal Outstanding	Unamortized Issuance Costs and Discounts	Outstanding Borrowings	Weighted Average Borrowing Rate	Weighted Average Remaining Maturity	Value of Collateral
At December 31, 2022:
ACR 2021-FL1 Senior Notes	$675,223	$3,826	$671,397	5.81%	13.5 years	802,643
ACR 2021-FL2 Senior Notes	567,000	4,841	562,159	6.13%	14.1 years	700,000
Senior secured financing facility	91,549	3,659	87,890	7.94%	5.0 years	196,837
CRE - term warehouse financing facilities (1)	330,849	2,561	328,288	6.85%	1.8 years	453,550
Mortgage payable	18,710	466	18,244	8.08%	2.3 years	25,400
5.75% Senior Unsecured Notes	150,000	2,493	147,507	5.75%	3.6 years	—
Unsecured junior subordinated debentures	51,548	—	51,548	8.52%	13.7 years	—
Total	$1,884,879	$17,846	$1,867,033	6.29%	10.3 years	$2,178,430

(1)
Principal outstanding includes accrued interest payable of $673,000 and $894,000 at June 30, 2023 and December 31, 2022, respectively.

Securitizations

The following table sets forth certain information with respect to the Company’s consolidated securitizations at June 30, 2023 (in thousands, except amount in footnotes):

	Closing Date	Maturity Date	Reinvestment Period End (1)	Total Note Paydowns from Closing Date through June 30, 2023
ACR 2021-FL1	May 2021	June 2036	May 2023	$851
ACR 2021-FL2	December 2021	January 2037	December 2023	$—

(1)
The reinvestment period is the period in which principal proceeds received may be used to acquire CRE loans for reinvestment into the securitization.

The investments held by the Company’s securitizations collateralize the securitizations’ borrowings and, as a result, are not available to the Company, its creditors, or stockholders. All senior notes of the securitizations held by the Company at both June 30, 2023 and December 31, 2022 were eliminated in consolidation.

(Back to Index)

(Back to Index)

ACRES COMMERCIAL REALTY CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

JUNE 30, 2023

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

ACR 2021-FL1

In May 2021, the Company closed ACRES Commercial Realty 2021-FL1 Issuer, Ltd. (“ACR 2021-FL1”), a $802.6 million CRE debt securitization transaction that provided financing for CRE loans. ACR 2021-FL1 issued a total of $675.2 million of non-recourse, floating-rate notes to third parties at par. Additionally, ACRES RF retained 100% of the Class F and Class G notes and a subsidiary of ACRES RF retained 100% of the outstanding preference shares. The preference shares are subordinated in right of payment to all other securities issued by ACR 2021-FL1. ACR 2021-FL1 included a reinvestment period, which ended in May 2023, that allowed it to acquire CRE loans for reinvestment into the securitization using uninvested principal proceeds. All of the notes issued mature in June 2036, although the Company has the right to call the notes beginning on the payment date in May 2023 and thereafter. The non-recourse, floating-rate notes initially charged one-month Term LIBOR but converted to one-month Term SOFR in June 2023.

ACR 2021-FL2

In December 2021, the Company closed ACRES Commercial Realty 2021-FL2 Issuer, Ltd. (“ACR 2021-FL2”), a CRE debt securitization transaction that can finance up to $700.0 million of CRE loans. ACR 2021-FL2 issued a total of $567.0 million of non-recourse, floating-rate notes to third parties at par. Additionally, ACRES RF retained 100% of the Class F and Class G notes and a subsidiary of ACRES RF retained 100% of the outstanding preference shares. The preference shares are subordinated in right of payment to all other securities issued by ACR 2021-FL2. ACR 2021-FL2 included a 180-day ramp up acquisition period that allowed it to acquire CRE loans using unused proceeds from the issuance of the non-recourse floating-rate notes. Additionally, ACR 2021-FL2 includes a reinvestment period, which ends in December 2023, that allows it to acquire CRE loans for reinvestment into the securitization using uninvested principal proceeds. All of the notes issued mature in January 2037, although the Company has the right to call the notes beginning on the payment date in December 2023 and thereafter. The non-recourse, floating-rate notes initially charged one-month Term LIBOR but converted to one-month Term SOFR in June 2023.

(Back to Index)

(Back to Index)

ACRES COMMERCIAL REALTY CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

JUNE 30, 2023

(unaudited)

Financing Arrangements

Borrowings under the Company’s senior secured financing facility, term warehouse financing facilities, mortgage payable and construction loans are guaranteed by the Company or one or more of its subsidiaries. The following table sets forth certain information with respect to the Company’s financing arrangements (dollars in thousands, except amounts in footnotes):

	June 30, 2023				December 31, 2022
	Outstanding Borrowings	Value of Collateral	Number of Positions as Collateral	Weighted Average Interest Rate	Outstanding Borrowings	Value of Collateral	Number of Positions as Collateral	Weighted Average Interest Rate
Senior Secured Financing Facility
Massachusetts Mutual Life Insurance Company (1)	$47,697	$152,272	7	8.87%	$87,890	$196,837	8	7.94%

CRE - Term Warehouse Financing Facilities (2)
JPMorgan Chase Bank, N.A. (3)	118,569	185,862	8	7.73%	186,783	255,095	11	6.74%
Morgan Stanley Mortgage Capital Holdings LLC (4)	132,693	191,346	9	7.81%	141,505	198,455	10	7.00%

Mortgage Payable
Readycap Commercial, LLC (5)	18,492	25,400	1	8.95%	18,244	25,400	1	8.08%

Construction Loans
Oceanview Life and Annuity Company (6)	(1,922)	N/A	N/A	—%	—	—	—	—%
Total	$315,529	$554,880			$434,422	$675,787

(1)
Includes $3.3 million and $3.7 million of deferred debt issuance costs at June 30, 2023 and December 31, 2022, respectively.
(2)
Outstanding borrowings include accrued interest payable.
(3)
Includes $836,000 and $1.1 million of deferred debt issuance costs at June 30, 2023 and December 31, 2022, respectively.
(4)
Includes $1.0 million and $1.4 million of deferred debt issuance costs at June 30, 2023 and December 31, 2022, respectively.
(5)
Includes $362,000 and $466,000 of deferred debt issuance costs at June 30, 2023 and December 31, 2022, respectively.
(6)
Includes $1.9 million of deferred debt issuance costs at June 30, 2023.

The following table shows information about the amount at risk under the Company's financing arrangements (dollars in thousands):

	Amount at Risk	Weighted Average Remaining Maturity	Weighted Average Interest Rate
At June 30, 2023:
Senior Secured Financing Facility (1)
Massachusetts Mutual Life Insurance Company	$101,490	4.5 years	8.87%
CRE - Term Warehouse Financing Facilities (1)
JPMorgan Chase Bank, N. A.	$67,749	1.3 years	7.73%
Morgan Stanley Mortgage Capital Holdings LLC	$58,965	1.3 years	7.81%
Mortgage Payable (2)
Readycap Commercial, LLC	$6,452	1.8 years	8.95%

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

(Back to Index)

(Back to Index)

ACRES COMMERCIAL REALTY CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

JUNE 30, 2023

(unaudited)

The Company was in compliance with all financial covenants in each of the respective agreements at June 30, 2023 and December 31, 2022.

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

In October 2018, an indirect, wholly-owned subsidiary of the Company entered into a master repurchase agreement (the “JPMorgan Chase Facility”) with JP Morgan Chase to finance the origination of CRE loans. At June 30, 2023, this facility has been amended five times to amend various terms. The JPMorgan Chase Facility has a maximum facility amount of $250.0 million, charges interest of one-month benchmark plus market spreads and had an initial maturity date of October 2024. In July 2023, this facility was amended to extend the maturity date to July 2026, as well as to extend the amendments to (i) EBITDA to interest expense ratio, (ii) maximum ratio of total indebtedness to its total equity and (iii) minimum unencumbered liquidity requirement, each through December 2024.

In November 2021, an indirect, wholly-owned subsidiary of the Company entered into a master repurchase and securities contract agreement (the “Morgan Stanley Facility”) with Morgan Stanley Mortgage Capital Holdings LLC (“Morgan Stanley”) to finance the origination of CRE loans. At June 30, 2023, this facility has been amended two times to amend various terms. The Morgan Stanley Facility has a maximum facility amount of $250.0 million, charges interest of one-month Term SOFR plus market spreads and matures in November 2024. The Company also has the right to request a one-year extension.

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

JUNE 30, 2023

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

JUNE 30, 2023

(unaudited)

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

There were no unamortized debt issuance costs associated with the junior subordinated debentures for RCT I and RCT II outstanding at June 30, 2023 and December 31, 2022. The interest rates for RCT I and RCT II, at June 30, 2023, were 9.49% and 9.25%, respectively. The interest rates for RCT I and RCT II, at December 31, 2022, were 8.68% and 8.36%, respectively.

Contractual maturity dates of the Company’s borrowings’ principal outstanding by category and year are presented in the table below (in thousands):

	Total	2024	2025	2026	2027	2028 and Thereafter
At June 30, 2023:
CRE securitizations	$1,241,372	$—	$—	$—	$—	$1,241,372
Senior Secured Financing Facility	50,995	—	—	—	50,995	—
CRE - term warehouse financing facilities (1)	253,131	253,131	—	—	—	—
Mortgage payable	18,854	—	18,854	—	—	—
5.75% Senior Unsecured Notes	150,000	—	—	150,000	—	—
Unsecured junior subordinated debentures	51,548	—	—	—	—	51,548
Total	$1,765,900	$253,131	$18,854	$150,000	$50,995	$1,292,920

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

On October 4, 2021, the Company and the Manager entered into an Equity Distribution Agreement with JonesTrading Institutional Services LLC, as placement agent (“JonesTrading”), pursuant to which the Company may issue and sell from time to time up to 2.2 million shares of the Series D Preferred Stock. Sales of the Series D Preferred Stock may be made in transactions that are deemed to be “at the market” offerings, as defined in Rule 415 of the Securities Act of 1933, as amended, including without limitation, sales made directly on the New York Stock Exchange, on any other existing trading market for the shares or to or through a market maker. Subject to the terms of the Company’s notice, JonesTrading may also sell the shares by any other method permitted by law, including but not limited to in privately negotiated transactions. The Company will pay JonesTrading a commission up to 3.0% of the gross proceeds from the sales of the Series D Preferred Stock pursuant to the agreement. The terms and conditions of the agreement include various representations and warranties, conditions to closing, indemnification rights and obligations of the parties and termination provisions. During the six months ended June 30, 2023, the Company did not issue any Series D Preferred Stock through this agreement. During the year ended December 31, 2022, the Company did not issue any Series D Preferred Stock through this agreement.

(Back to Index)

(Back to Index)

ACRES COMMERCIAL REALTY CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

JUNE 30, 2023

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

At June 30, 2023, the Company had 4.8 million shares of Series C Preferred Stock and 4.6 million shares of Series D Preferred Stock outstanding, with weighted average issuance prices, excluding offering costs, of $25.00.

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

During the six months ended June 30, 2023 and 2022, the Company repurchased $2.0 million and $6.4 million of its common stock, respectively, representing 215,160 and 552,282 shares, respectively. At June 30, 2023, $5.3 million remains available under the November 2021 repurchase plan.

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

On July 31, 2020, concurrently with the issuance of the 12.00% Senior Unsecured Notes, the Company issued to Oaktree warrants to purchase 391,995 shares of common stock for an aggregate purchase price of $42.0 million and issued to MassMutual warrants to purchase 74,666 shares of common stock for an aggregate purchase price of $8.0 million. The warrants are recorded in additional paid-in capital on the consolidated balance sheets at their fair value of $3.1 million at issuance. The warrants are immediately exercisable on issuance and expire seven years from the issuance date. The warrants can be exercised with cash or as a net exercise. In July 2022, MassMutual exercised their warrants to purchase 74,666 shares. At June 30, 2023, the Oaktree warrants have not been exercised.

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

The Company recognized stock-based compensation expense of $719,000 and $1.6 million, respectively, during the three and six months ended June 30, 2023 and $991,000 and $1.7 million, respectively, during the three and six months ended June 30, 2022.

(Back to Index)

(Back to Index)

ACRES COMMERCIAL REALTY CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

JUNE 30, 2023

(unaudited)

The following table summarizes the Company’s restricted common stock transactions:

	Manager	Directors	Total Number of Shares	Weighted-Average Grant-Date Fair Value
Unvested shares at January 1, 2023	524,999	58,334	583,333	$14.22
Issued	24,655	—	24,655	9.00
Vested	(174,653)	(16,660)	(191,313)	13.90
Forfeited	—	—	—	—
Unvested shares at June 30, 2023	375,001	41,674	416,675	$14.07

The unvested restricted common stock shares are expected to vest during the following years:

Shares
2023	—
2024	166,658
2025	166,671
2026	83,346
Total	416,675

At June 30, 2023, total unrecognized compensation costs relating to unvested restricted stock was $2.9 million based on the grant date fair value of shares granted. The cost is expected to be recognized over a weighted average period of 2.5 years.

Under the Company’s Fourth Amended and Restated Management Agreement, as amended (“Management Agreement”), incentive compensation is paid quarterly. Up to 75% of the incentive compensation may be paid in cash and at least 25% must be paid in the form of an award of common stock, recorded in management fees on the consolidated statements of operations. During the three and six months ended June 30, 2023, the Company incurred incentive compensation expense payable to the Manager of $255,000 and $384,000, respectively, of which 50% was payable in cash and 50% was payable in common stock. At June 30, 2023, $255,000 was included in Management fee payable - related party on the consolidated balance sheets. No incentive compensation was paid to the Manager for the three and six months ended June 30, 2022.

The Company issued 24,655 shares of common stock during the six months ended June 30, 2023, pertaining to the portion of the fourth quarter 2022 and the first quarter 2023 incentive compensation that was payable in shares. In August 2023, the Company issued 14,226 shares of common stock pertaining to the portion of the second quarter incentive compensation that was payable at June 30, 2023. Shares of common stock issued under the Management Agreement for incentive compensation vest immediately upon issuance.

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

JUNE 30, 2023

(unaudited)

NOTE 13 - EARNINGS PER SHARE

The following table presents a reconciliation of basic and diluted losses per common share for the periods presented (dollars in thousands, except per share amounts):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2023	2022	2023	2022
Net income	$5,558	$5,522	$7,851	$7,606
Net income allocated to preferred shares	(4,856)	(4,856)	(9,711)	(9,711)
Net loss allocable to non-controlling interest, net of taxes	115	24	261	24
Net income (loss) allocable to common shares	$817	$690	$(1,599)	$(2,081)

Weighted average number of common shares outstanding:
Weighted average number of common shares outstanding - basic	8,059,978	8,421,800	8,084,064	8,525,481
Weighted average number of warrants outstanding (1)	391,995	466,661	391,995	466,661
Total weighted average number of common shares outstanding - basic	8,451,973	8,888,461	8,476,059	8,992,142
Effect of dilutive securities - unvested restricted stock	82,585	25,711	—	—
Weighted average number of common shares outstanding - diluted	8,534,558	8,914,172	8,476,059	8,992,142

Net income (loss) per common share - basic	$0.10	$0.08	$(0.19)	$(0.23)
Net income (loss) per common share - diluted	$0.10	$0.08	$(0.19)	$(0.23)

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

For the three and six months ended June 30, 2023 and 2022, the Company did not pay any common share distributions.

(Back to Index)

(Back to Index)

ACRES COMMERCIAL REALTY CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

JUNE 30, 2023

(unaudited)

The following tables present distributions declared (on a per share basis) for the six months ended June 30, 2023 and the year ended December 31, 2022 with respect to the Company's Series C Preferred Stock and Series D Preferred Stock:

	Series C Preferred Stock			Series D Preferred Stock
	Date Paid	Total Distribution Paid	Distribution Per Share	Date Paid	Total Distribution Paid	Distribution Per Share
		(in thousands)			(in thousands)
2023
June 30	July 31	$2,588	$0.5390625	July 31	$2,268	$0.4921875
March 31	May 1	2,587	0.5390625	May 1	2,268	0.4921875
2022
December 31	January 30, 2023	$2,587	$0.5390625	January 30, 2023	$2,268	$0.4921875
September 30	October 31	2,587	0.5390625	October 31	2,268	0.4921875
June 30	August 1	2,588	0.5390625	August 1	2,268	0.4921875
March 31	May 2	2,588	0.5390625	May 2	2,268	0.4921875

NOTE 15 - ACCUMULATED OTHER COMPREHENSIVE LOSS

The following table presents the changes in net unrealized loss on derivatives, the sole component of accumulated other comprehensive loss, for the six months ended June 30, 2023 (in thousands):

Accumulated Other Comprehensive Loss - Net Unrealized Loss on Derivatives
Balance at January 1, 2023	$(6,394)
Amounts reclassified from accumulated other comprehensive loss (1)	790
Balance at June 30, 2023	$(5,604)

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

Effective on July 31, 2020, the Company has a Management Agreement with the Manager pursuant to which the Manager provides the day-to-day management of the Company’s operations and receives management fees. On July 31, 2023, this agreement was automatically renewed for a one year term pursuant to the agreement. For the three and six months ended June 30, 2023, the Manager earned base management fees of $1.7 million and $3.3 million, respectively. For the three and six months ended June 30, 2022, the Manager earned base management fees of $1.7 million and $3.4 million, respectively.

For the three and six months ended June 30, 2023, the Manager earned incentive management fees of $255,000 and $384,000, of which 50% was payable in cash and 50% was payable in common stock. No incentive compensation was earned for the three and six months ended June 30, 2022.

At June 30, 2023 and December 31, 2022, $7,000 and $558,000, respectively, of base management fees were payable by the Company to the Manager. At June 30, 2023 and December 31, 2022, $255,000 and $340,000, respectively, of incentive management fees were payable by the Company to the Manager.

(Back to Index)

(Back to Index)

ACRES COMMERCIAL REALTY CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

JUNE 30, 2023

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

For the three and six months ended June 30, 2023, the Company reimbursed the Manager $1.4 million and $2.3 million, respectively, for all such compensation and costs. For the three and six months ended June 30, 2022, the Company reimbursed the Manager $1.0 million and $3.0 million, respectively, for all such compensation and costs. At June 30, 2023, the Company did not have any payables to the Manager pursuant to the Management Agreement related to such compensation and costs. At December 31, 2022, the Company had payables to the Manager totaling $179,000 related to such compensation and costs. The Company’s base management fee payable and expense reimbursements payable were recorded in management fee payable and accounts payable and other liabilities on the consolidated balance sheets, respectively.

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

During the three and six months ended June 30, 2023, the Company recorded interest income of $85,000 and $169,000, respectively, on the ACRES Loan in other income (expense) on the consolidated statements of operations. During the three and six months ended June 30, 2022, the Company recorded interest income of $87,000 and $174,000, respectively, on the ACRES Loan in other income (expense) on the consolidated statements of operations At June 30, 2023 and December 31, 2022, the ACRES Loan had a principal balance of $11.1 million and $11.3 million, respectively, recorded in loan receivable - related party on the consolidated balance sheets. At June 30, 2023 and December 31, 2022, the ACRES Loan had no accrued interest receivable.

During the year ended December 31, 2022, the Company originated one CRE whole loan with a par value of $38.6 million that was refinanced from a loan originated by affiliates of the Manager. The Company did not originate any loans that were refinanced from loans originated by affiliates of the Manager during the six months ended June 30, 2023. During the year ended December 31, 2022, the Company acquired 100% equity in one property for $38.6 million, that previously served as collateral for a loan held by an affiliate of the Manager prior to the acquisition.

At June 30, 2023, the Company retained equity in two securitization entities that were structured for the Company by the Manager. Under the Management Agreement, the Manager was not separately compensated by the Company for executing these transactions and was not separately compensated for managing the securitization entities and their assets.

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

During the three and six months ended June 30, 2023, ACRES Capital Servicing received no portfolio servicing fees and earned $20,000 and $65,000, respectively, in special servicing fees, of which $12,000 and $47,000, respectively, was recorded as a reduction to interest income in the consolidated statement of operations. During the three and six months ended June 30, 2022, ACRES Capital Servicing received no portfolio servicing fees and $23,000 in special servicing fees, recorded as a reduction to interest income in the consolidated statement of operations.

(Back to Index)

(Back to Index)

ACRES COMMERCIAL REALTY CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

JUNE 30, 2023

(unaudited)

Relationship with ACRES Commercial Mortgage, LLC. During the three months ended June 30, 2023, the Company purchased a participation for $22.5 million in one CRE whole loan from ACRES Commercial Mortgage, LLC.

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

Pursuant to the Development Agreements, DevCo agreed to manage the development of the projects associated with each equity investment in accordance with a development standard in exchange for fees equal to between 1.25% and 1.5% of all project costs. During the three and six months ended June 30, 2023, $91,000 and $145,000 in fees were incurred and paid to DevCo for services rendered under the Development Agreements. During the three and six months ended June 30, 2022, $16,000 in fees were incurred and paid to DevCo for services rendered under the Development Agreements.

Relationship with ACRES Share Holdings, LLC. During the three and six months ended June 30, 2023, the Company issued 6,875 and 24,655 shares, respectively, to ACRES Share Holdings, LLC in connection with the fourth quarter 2022 and the first quarter 2023 incentive compensation. In August 2023, the Company issued 14,226 shares to ACRES Share Holdings, LLC in connection with the second quarter 2023 incentive compensation. The shares vested fully upon issuance pursuant to the Management Agreement.

In June 2021, the Company’s Manager Plan was approved by its shareholders, which authorized up to 1,100,000 shares of common stock for issuance to the Manager (less shares of common stock issued or subject to awards under the Omnibus Plan). There were no shares issued under this plan for the six months ended June 30, 2023. During the year ended December 31, 2022, the Company issued 299,999 restricted shares to ACRES Share Holdings, LLC under the Manager Plan that will vest 25% each year on the anniversary of the issuance date over four years. See Note 12 for additional details.

NOTE 17 - FAIR VALUE OF FINANCIAL INSTRUMENTS

The Company had no financial instruments carried at fair value on a recurring basis at June 30, 2023 and December 31, 2022.

In June 2023, the Company received the deed-in-lieu of foreclosure on a property that formerly collateralized a CRE whole loan. The property was appraised and determined to have a fair value of $20.9 million at the time of acquisition.

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

CRE whole loans. The fair values of the Company’s loans held for investment are measured by discounting the expected future cash flows using the current interest rates at which similar loans would be made to borrowers with similar credit ratings and for the same remaining maturities. Par values of loans with variable interest rates are expected to approximate fair value unless evidence of credit deterioration exists, in which case the fair value approximates the par value less the loan’s allowance estimated through individual evaluation. Fair values of loans with fixed rates are calculated using the net present values of future cash flows, discounted at market rates. The Company’s floating-rate CRE loans had interest rates from 8.04% to 13.79% and 7.03% to 12.67% at June 30, 2023 and December 31, 2022, respectively.

CRE mezzanine loan. Historically, this was measured by discounting the expected remaining cash flows using the current interest rates at which similar instruments would be originated for the same remaining maturity. The Company’s mezzanine loan was discounted at a rate of 10.00%. The Company's mezzanine loan had no carrying or fair value at June 30, 2023 or December 31, 2022.

Loan receivable- related party. This is estimated using a discounted cash flow model.

(Back to Index)

(Back to Index)

ACRES COMMERCIAL REALTY CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

JUNE 30, 2023

(unaudited)

Senior notes in CRE securitizations, 5.75% Senior Unsecured Notes and junior subordinated notes. These are estimated using a discounted cash flow model with implied yields based on trades for similar securities.

Senior secured financing facility, warehouse financing facilities, mortgage payable and construction loan. These are variable-rate debt instruments indexed to either LIBOR or Term SOFR that reset periodically and as a result, their carrying value approximates their fair value, excluding deferred debt issuance costs. As of June 30, 2023, all variable-rate debt instruments are indexed to SOFR.

The fair values of the Company’s remaining financial and non-financial assets that are not reported at fair value on the consolidated balance sheets are reported in the following table (in thousands):

		Fair Value Measurements
	Carrying Value	Fair Value	Quoted Prices in Active Markets for Identical Assets of Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
At June 30, 2023:
Assets:
CRE whole loans	$1,938,089	$1,968,322	$—	$—	$1,968,322
Loan receivable - related party	11,125	8,096	—	—	8,096
Liabilities:
Senior notes in CRE securitizations	1,234,303	1,185,091	—	—	1,185,091
Senior secured financing facility	47,697	50,995	—	—	50,995
Warehouse financing facilities	251,262	253,131	—	—	253,131
Mortgage payable	18,492	18,854	—	—	18,854
Construction loan (1)	(1,922)	—	—	—	—
5.75% Senior Unsecured Notes	147,819	129,615	—	—	129,615
Junior subordinated notes	51,548	32,364	—	—	32,364
At December 31, 2022:
Assets:
CRE whole loans	$2,038,787	$2,065,504	$—	$—	$2,065,504
Loan receivable - related party	11,275	9,672	—	—	9,672
Liabilities:
Senior notes in CRE securitizations	1,233,556	1,179,313	—	—	1,179,313
Senior secured financing facility	87,890	91,549	—	—	91,549
Warehouse financing facilities	328,288	330,848	—	—	330,848
Mortgage payable	18,244	18,710	—	—	18,710
5.75% Senior Unsecured Notes	147,507	138,435	—	—	138,435
Junior subordinated notes	51,548	35,821	—	—	35,821

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

JUNE 30, 2023

(unaudited)

The Company seeks to manage the extent to which net income changes as a function of changes in interest rates by matching adjustable-rate assets with variable-rate borrowings.

The Company classified its interest rate swap contracts as cash flow hedges, which are hedges that eliminate the risk of changes in the cash flows of a financial asset or liability.

The Company terminated all of its interest rate swap positions associated with its financed CMBS portfolio in April 2020. At termination, the Company realized a loss of $11.8 million. At June 30, 2023 and December 31, 2022, the Company had losses of $5.8 million and $6.6 million, respectively, recorded in accumulated other comprehensive loss, which will be amortized into earnings over the remaining life of the debt. During the three and six months ended June 30, 2023, the Company recorded amortization expense of $420,000 and $835,000, reported in interest expense on the consolidated statements of operations. During the three and six months ended June 30, 2022, the Company recorded amortization expense of $484,000 and $963,000, reported in interest expense on the consolidated statements of operations.

At June 30, 2023 and December 31, 2022, the Company had an unrealized gain of $210,000 and $256,000, respectively, attributable to two terminated interest rate swaps in accumulated other comprehensive loss on the consolidated balance sheets, to be accreted into earnings over the remaining life of the debt. For each of the three months ended June 30, 2023 and 2022, the Company recorded accretion income, reported in interest expense on the consolidated statements of operations, of $23,000 to accrete the accumulated other comprehensive income on the terminated swap agreements. For each of the six months ended June 30, 2023 and 2022, the Company recorded accretion income, reported in interest expense on the consolidated statements of operations, of $45,000 to accrete the accumulated other comprehensive income on the terminated swap agreements.

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

The following table presents the effect of the derivative instruments on the consolidated statements of operations for the six months ended June 30, 2023 and 2022 (in thousands):

		Realized and Unrealized Gain (Loss) (1)
	Consolidated Statements of Operations Location	Six Months Ended June 30, 2023	Six Months Ended June 30, 2022
Interest rate swap contracts, hedging	Interest expense	$(790)	$(917)

(1)
Negative values indicate a decrease to the associated consolidated statement of operations line items.

(Back to Index)

(Back to Index)

ACRES COMMERCIAL REALTY CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

JUNE 30, 2023

(unaudited)

NOTE 19 - OFFSETTING OF FINANCIAL ASSETS AND LIABILITIES

The following table presents a summary of the Company’s offsetting of financial liabilities and derivative liabilities (in thousands, except amounts in footnotes):

	(i) Gross Amounts	(ii) Gross Amounts Offset on the	(iii) = (i) - (ii) Net Amounts of Liabilities Presented on the	(iv) Gross Amounts Not Offset on the Consolidated Balance Sheets
	of Recognized Liabilities	Consolidated Balance Sheets	Consolidated Balance Sheets	Financial Instruments (1)	Cash Collateral Pledged	(v) = (iii) - (iv) Net Amount
At June 30, 2023:
Term warehouse financing facilities (2)	$251,262	$—	$251,262	$251,262	$—	$—
At December 31, 2022:
Term warehouse financing facilities (2)	$328,288	$—	$328,288	$328,288	$—	$—

(1)
Amounts represent financial instruments pledged that are available to be offset against liability balances associated with term warehouse financing facilities, repurchase agreements and derivatives.
(2)
The combined fair values of loans pledged against the Company’s various term warehouse financing facilities and repurchase agreements was $377.2 million and $453.6 million at June 30, 2023 and December 31, 2022, respectively.

All balances associated with warehouse financing facilities are presented on a gross basis on the Company’s consolidated balance sheets.

Certain of the Company’s warehouse financing facilities are governed by underlying agreements that generally provide for a right of offset in the event of default or in the event of a bankruptcy of either party to the transaction.

NOTE 20 - COMMITMENTS AND CONTINGENCIES

The Company may become involved in litigation on various matters due to the nature of the Company’s business activities. The resolution of these matters may result in adverse judgments, fines, penalties, injunctions and other relief against the Company as well as monetary payments or other agreements and obligations. In addition, the Company may enter into settlements on certain matters in order to avoid the additional costs of engaging in litigation. Except as discussed below, the Company is unaware of any contingencies arising from such litigation that would require accrual or disclosure in the consolidated financial statements at June 30, 2023.

Primary Capital Mortgage, LLC (“PCM”) is subject to potential litigation related to claims for repurchases or indemnifications on loans that PCM has sold to third parties. At both June 30, 2023 and December 31, 2022, no such litigation demand was outstanding. Reserves for such potential litigation demands are included in the reserve for mortgage repurchases and indemnifications that totaled $1.1 million and $1.2 million at June 30, 2023 and December 31, 2022, respectively. The reserves for mortgage repurchases and indemnifications are included in liabilities held for sale on the consolidated balance sheets.

The Company did not have any general litigation reserve at June 30, 2023 or December 31, 2022.

Other Contingencies

PCM is subject to additional claims for repurchases or indemnifications on loans that PCM has sold to investors. At June 30, 2023 and December 31, 2022, outstanding demands for indemnification, repurchase or make whole payments totaled $3.3 million. The Company’s estimated exposure for such outstanding claims, as well as unasserted claims, is included in its reserve for mortgage repurchases and indemnifications.

(Back to Index)

(Back to Index)

ACRES COMMERCIAL REALTY CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

JUNE 30, 2023

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

Unfunded Commitments

Unfunded commitments on the Company’s originated CRE loans generally fall into two categories: (1) pre-approved capital improvement projects and (2) new or additional construction costs subject, in each case, to the borrower meeting specified criteria. Upon completion of the improvements or construction, the Company would receive additional interest income on the advanced amount. Whole loans had $128.7 million and $158.2 million in unfunded loan commitments at June 30, 2023 and December 31, 2022, respectively.

Additionally, the Company and its JV partner have commitments related to its construction of a student housing complex. The Company and JV partner committed to a total funding of $31.2 million, of which $4.1 million was unfunded at June 30, 2023.

NOTE 21 - SUBSEQUENT EVENTS

The Company has evaluated subsequent events through the filing of this report and determined that there have not been any events, other than those described in Note 10, Note 12 and Note 16 that have occurred that would require adjustments to or disclosures in the consolidated financial statements.

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

Currently, markets are grappling with inflation, rising interest rates, bank failures and the lingering impact of the COVID-19 pandemic. These market pressures have caused continued disruption in many market segments, including the financial services, real estate and credit markets and these disruptions have affected the availability and the cost of capital. The increase in the cost of capital is expected to cause short-term dislocations in various investment and financing markets in which we participate as we and other market participants adjust to the new financing environment.

The U.S. Federal Reserve has raised the Federal Funds rate by 5.25% in 11 rate hikes between March 2022 and July 2023 to combat inflation. A rising interest rate environment generally correlates to increases in our net income. However, increases in interest rates may adversely affect our existing borrowers and could lead to nonperformance, i.e. the borrower’s ability to pay debt service. Additionally, rising rates and increasing costs may discourage consumer spending and slow corporate profit growth, which may negatively impact the collateral underlying our loans and impact our borrowers' ability to sell or refinance in the current market.

In response, we continue to manage corporate liquidity actively and responsibly, manage our CRE assets and manage our daily operations in light of changing macroeconomic circumstances. Our Manager also continuously monitors for new capital opportunities and executes on agreements that are expected to enhance our returns.

We target originating transitional floating-rate CRE loans between $10.0 million and $100.0 million. During the year ended December 31, 2022, we originated 19 floating-rate CRE whole loans with total commitments of $610.8 million. Loan payoffs during the year ended December 31, 2022 were $399.6 million and net unfunded commitments were $21.2 million, producing a net increase to the portfolio of $190.0 million. During the six months ended June 30, 2023, we originated two floating-rate CRE whole loans, with total commitments of $38.5 million. Loan payoffs during the six months ended June 30, 2023 were $141.4 million and net funded commitments were $28.5 million, producing a net decrease to the portfolio of $74.4 million.

(Back to Index)

(Back to Index)

Our CRE loan portfolio, which had carrying values of $1.9 billion and $2.0 billion at June 30, 2023 and December 31, 2022, respectively, comprised:

•
First mortgage loans, which we refer to as whole loans. These loans are typically secured by first liens on CRE property, including the following property types: multifamily, office, hotel, self-storage and retail. All but two of our CRE whole loans were current on contractual payments at June 30, 2023.
•
Mezzanine debt is senior to the borrower’s equity but is subordinated to other third-party debt. These loans are subordinated CRE loans, usually secured by a pledge of the borrower’s equity ownership in the entity that owns the property or by a second lien mortgage on the property. At both June 30, 2023 and December 31, 2022, our mezzanine loans had no carrying value. Our mezzanine loan was not current on contractual payments at June 30, 2023.

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

In a business environment where benchmark interest rates are increasing significantly, cash flows of the CRE assets underlying our loans may not be sufficient to pay debt service on our loans, which could result in non-performance or default. We partially mitigate this risk by generally requiring our borrowers to purchase interest rate cap agreements with non-affiliated, well-capitalized third parties and by selectively requiring our borrowers to have and maintain debt service reserves. These interest rate caps generally mature prior to the maturity date of the loan and the borrowers are required to pay to extend them. In most cases the sponsors will need to fund additional equity into the properties to cover these costs as the property may not generate sufficient cash flow to pay these costs. At June 30, 2023, 94.5% of the par value of our CRE loan portfolio had interest rate caps in place with a weighted-average maturity of nine months.

At June 30, 2023, our $2.0 billion floating-rate CRE loan portfolio, at par, had a weighted average benchmark floor of 0.68%. At December 31, 2022, our par-value $2.1 billion floating-rate CRE loan portfolio, which included one loan without a benchmark floor, had a weighted average benchmark floor of 0.68%. With the trend of rising benchmark interest rates in 2022 and 2023, we have seen the coupons on all of our floating-rate assets and debt rise accordingly. Because we have equity invested in each floating-rate loan, and because in all instances the benchmark interest rates are above our loan floors, the rise in interest rates expected by the market will result in an increase in our net interest income. See “Interest Rate Risk” in “Item 3: Quantitative and Qualitative Disclosures About Market Risk.”

(Back to Index)

(Back to Index)

Our portfolio comprises loans with a diverse array of collateral types. Multifamily continues to comprise the majority of our portfolio, with 75.4% of our portfolio allocated to multifamily at June 30, 2023 and 75.2% at December 31, 2022. The following charts show our portfolio allocation by property type at June 30, 2023 and December 31, 2022:

PROPERTY TYPE AT JUNE 30, 2023
Office
13.1%
Hotel
7.5%
Self-Storage
3.6%
Retail
0.4%
Multifamily
75.4%

PROPERTY TYPE AT DECEMBER 31, 2022

Office
13.2%
Hotel
8.7%
Self-Storage
2.5%
Retail
0.4%
Multifamily
75.2%

From time to time, we may acquire real estate property through direct equity investments or as a result of our lending activities. At June 30, 2023, the total carrying value of our net real estate-related assets and liabilities was $161.9 million on six properties owned, four of which are included in investments in real estate and two of which are included in properties held for sale. The existence of net capital loss carryforwards available until December 31, 2025, allows for potential future capital gains on certain of these investments to be shielded from income taxes.

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

(Back to Index)

(Back to Index)

Our asset-specific borrowings comprised CRE debt securitizations, term warehouse financing facilities, senior secured financing facility, mortgage payable and construction loans. In May 2021, we closed ACRES Commercial Realty 2021-FL1 Issuer, Ltd. (“ACR 2021-FL1”), a CRE debt securitization financing $802.6 million of CRE loans with $675.2 million of non-recourse, floating-rate notes at a weighted average cost of one-month LIBOR plus 1.49%. In December 2021, we closed ACRES Commercial Realty 2021-FL2 Issuer, Ltd. (“ACR 2021-FL2”), a CRE debt securitization financing $700.0 million of CRE loans with $567.0 million of non-recourse, floating-rate notes at a weighted average cost of one-month LIBOR plus 1.80%. In June 2023, we converted one-month LIBOR to one-month Term SOFR for both ACR 2021-FL1 and ACR 2021-FL2. Each of these 2021 CLOs initially provided for a two-year reinvestment period that allowed us to reinvest CRE loan payoffs and principal paydown proceeds into the securitizations, pending certain eligibility criteria are met and rating agency approval is obtained. The reinvestment feature of the securitizations would allow us to extend the securitizations’ financing lives at favorable interest rates through the reinvestment of loan payoff proceeds into new loans. The reinvestment period on ACR 2021-FL1 ended in May 2023 and the reinvestment period on ACR 2021-FL2 will end in December 2023.

In February 2022 and March 2022, we exercised the optional redemptions of Exantas Capital Corp. 2020-RSO8, Ltd. (“XAN 2020-RSO8”) and Exantas Capital Corp. 2020-RSO9, Ltd. (“XAN 2020-RSO9”), respectively, and all of the outstanding senior notes were paid off from the sales proceeds of certain of the securitizations’ assets.

At June 30, 2023 and December 31, 2022, we had an outstanding balance of $1.2 billion on CRE debt securitizations, or 70.6% and 66.1%, respectively, of total outstanding borrowings. At June 30, 2023 and December 31, 2022, we had outstanding balances on our term warehouse financing facilities of $251.3 million and $328.3 million, respectively, or 14.4% and 17.6%, respectively, of total outstanding borrowings. At June 30, 2023 and December 31, 2022, we had outstanding borrowings on our senior secured financing facility of $47.7 million and $87.9 million, respectively, or 2.7% and 4.7%, respectively, of total outstanding borrowings. At June 30, 2023 and December 31, 2022, we had $18.5 million and $18.2 million, respectively, of outstanding borrowings on our mortgage payable, or 1.1% and 1.0%, respectively, of total outstanding borrowings. At June 30, 2023, we had two construction loans that have not been drawn upon.

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

At June 30, 2023, the CECL allowance on our CRE loan portfolio was $25.7 million, or 1.3% of our $2.0 billion loan portfolio. At December 31, 2022, the CECL allowance on our CRE loan portfolio was $18.8 million, or 0.9% of our $2.1 billion loan portfolio.

During the six months ended June 30, 2023, we recorded a provision for credit losses primarily attributable to the impact from the near-term macroeconomic outlook of the commercial real estate market, including: forecasted increases in short-term interest rates, continued expected declines in commercial real estate pricing and forecasted higher unemployment rates, partially offset by improvements in property-level cash flows. In June 2023, we received the deed-in-lieu of foreclosure to an office loan in the East North Central region with a principal balance of $22.8 million which resulted in a charge off of $948,000 against the allowance for credit losses.

For the year ended December 31, 2022, we recorded a net provision for credit losses, which at the time, reflected changes in macroeconomic conditions and a specific, full reserve on one mezzanine loan with a par value of $4.7 million, which was delinquent with respect to debt service.

Additionally, the steady decline in our CECL reserves from our highest reserve balance in June 30, 2020 of $61.1 million, or 3.4% of the par balance of our CRE loan portfolio, to our current reserve balance at June 30, 2023 of $25.7 million, or 1.3% of the par balance of our CRE loan portfolio, has been due to the following: the successful resolution of our individually evaluated loans with specific reserves, the overall newer vintage of our CRE loan portfolio (with 10.6% of the portfolio, at June 30, 2023, being originated prior to the fourth quarter of 2020) as well as the increased percentage allocation of our CRE loan portfolio to multifamily loans over time. Multifamily loans have historically had our lowest credit losses of any asset class and in the sample population in the third-party model that we use to support our CECL reserves. Our percentage allocation of our CRE loan portfolio to multifamily has grown from 58.4% at June 30, 2020 to 75.4% at June 30, 2023.

(Back to Index)

(Back to Index)

We historically used derivative financial instruments, including interest rate swaps, to hedge a portion of the interest rate risk associated with our borrowings. In April 2020, we terminated all interest rate hedges in conjunction with the disposition of our financed commercial mortgage-backed securities (“CMBS”) portfolio. At June 30, 2023 and December 31, 2022, we had unrealized losses in connection with the terminated hedges of $5.8 million and $6.6 million, respectively, which will be amortized into interest expense over the remaining life of the debt. During the three and six months ended June 30, 2023, we recognized amortization expense on these terminated contracts of $420,000 and $835,000, respectively.

Common stock book value was $24.50 per share at June 30, 2023, a $0.04 per share decrease from December 31, 2022.

Impact of Reference Rate Reform

Historically, we have used LIBOR as the benchmark interest rate for our floating-rate whole loans and we have been exposed to LIBOR through our floating-rate borrowings. In March 2021, the United Kingdom’s Financial Conduct Authority announced that it would cease publication of the one-week and two-month USD LIBOR immediately after December 31, 2021 and cease publication of the remaining tenors immediately after June 30, 2023. In July 2021, the U.S. Federal Reserve, in conjunction with the Alternative Reference Rates Committee, a steering committee comprised of large U.S. financial institutions, has identified SOFR as its preferred alternative rate for LIBOR.

Following this announcement, we began to transition the contractual benchmark rates of existing floating-rate whole loans and borrowings to alternate rates. Additionally, beginning January 1, 2022, all variable rate loans we originated and all variable rate borrowings acquired had been benchmarked to SOFR. At June 30, 2023, our loan portfolio had a carrying value of $1.9 billion of floating rate loans, all of which have interest rates tied to SOFR. At June 30, 2023, we had $1.6 billion of floating rate borrowings, 96.8% or $1.5 billion of which have interest rates tied to SOFR and 3.2% or $51.5 million of which have interest rates tied to LIBOR.

We expect to complete the process of converting our LIBOR-based borrowings to an applicable benchmark interest rate during 2023.

Results of Operations

Our net income allocable to common shares for the three months ended June 30, 2023 was $817,000 or $0.10 per share-basic ($0.10 per share-diluted) and our net loss allocable to common shares for the six months ended June 30, 2023 was $1.6 million or $(0.19) per share-basic ($(0.19) per share-diluted), respectively, as compared to net income allocable to common shares for the three months ended June 30, 2022 of $690,000, or $0.08 per share-basic ($0.08 per share-diluted) and net loss allocable to common shares for the six months ended June 30, 2022 of $2.1 million, or $(0.23) per share-basic ($(0.23) per share-diluted).

(Back to Index)

(Back to Index)

Net Interest Income

The following tables analyze the change in interest income and interest expense for the comparative three and six months ended June 30, 2023 and 2022 by changes in volume and changes in rates. The changes attributable to the combined changes in volume and rate have been allocated proportionately, based on absolute values, to the changes due to volume and changes due to rates (dollars in thousands, except amounts in footnotes):

	Three Months Ended June 30, 2023 Compared to Three Months Ended June 30, 2022
			Due to Changes in
	Net Change	Percent Change (1)	Volume	Rate
Increase (decrease) in interest income:
CRE whole loans (2)	$19,505	73%	$(1,118)	$20,623
CRE mezzanine loan	(118)	(100)%	—	(118)
Other	742	1,349%	28	714
Total increase in interest income	20,129	74%	(1,090)	21,219

Increase (decrease) in interest expense:
Securitized borrowings: (3)
ACR 2021-FL1 Senior Notes	7,185	168%	(3)	7,188
ACR 2021-FL2 Senior Notes	6,040	147%	—	6,040
Senior secured financing facility (3)	870	178%	867	3
CRE - term warehouse financing facilities (3)	3,099	125%	(92)	3,191
4.50% Convertible Senior Notes (3)	(891)	(100)%	(891)	—
5.75% Senior Unsecured Notes (3)	10	0%	10	—
12.00% Senior Unsecured Notes (3)	(96)	(100)%	(96)	—
Unsecured junior subordinated debentures	544	85%	—	544
Hedging	(64)	(14)%	(64)	—
Total increase in interest expense	16,697	106%	(269)	16,966
Net increase in net interest income	$3,432		$(821)	$4,253

(1)
Percent change is calculated as the net change divided by the respective interest income or interest expense for the three months ended June 30, 2022.
(2)
Includes a decrease in fee income of $771,000 recognized on our CRE whole loans that was due to changes in volume.
(3)
Includes decreases in amortization expense of $107,000, $349,000 and $96,000 on our CRE - term warehouse financing facilities, 4.50% Convertible Senior Notes and 12.00% senior unsecured notes, respectively, and increases in amortization expense of $30,000 and $10,000 on our senior secured financing facility and 5.75% Senior Unsecured Notes, respectively, that were due to changes in volume.

(Back to Index)

(Back to Index)

	Six Months Ended June 30, 2023 Compared to Six Months Ended June 30, 2022
			Due to Changes in
	Net Change	Percent Change (1)	Volume	Rate
Increase (decrease) in interest income:
CRE whole loans (2)	$41,452	84%	$931	$40,521
Legacy CRE loan	(29)	(100)%	(29)	—
CRE mezzanine loan	(223)	(94)%	—	(223)
Other	1,582	2,138%	17	1,565
Total increase in interest income	42,782	86%	919	41,863

Increase (decrease) in interest expense:
Securitized borrowings: (3)
XAN 2020-RSO8 Senior Notes	(1,208)	(100)%	(1,208)	—
XAN 2020-RSO9 Senior Notes	(956)	(100)%	(956)	—
ACR 2021-FL1 Senior Notes	14,538	195%	(7)	14,545
ACR 2021-FL2 Senior Notes	12,215	168%	—	12,215
Senior secured financing facility (3)	1,913	191%	1,886	27
CRE - term warehouse financing facilities (3)	8,174	232%	2,207	5,967
4.50% Convertible Senior Notes (3)	(2,247)	(100)%	(2,247)	—
5.75% Senior Unsecured Notes (3)	18	0%	18	—
12.00% Senior Unsecured Notes (3)	(274)	(100)%	(274)	—
Unsecured junior subordinated debentures	1,120	95%	—	1,120
Hedging	(128)	(14)%	(128)	—
Total increase in interest expense	33,165	108%	(709)	33,874
Net increase in net interest income	$9,617		$1,628	$7,989

(1)
Percent change is calculated as the net change divided by the respective interest income or interest expense for the six months ended June 30, 2022.
(2)
Includes a decrease in fee income of $762,000 recognized on our CRE whole loans that was due to changes in volume.
(3)
Includes decreases in amortization expense of $1.1 million, $214,000, $944,000 and $274,000 on our securitized borrowings, CRE - term warehouse financing facilities, 4.50% Convertible Senior Notes and 12.00% senior unsecured notes, respectively, and increases in amortization expense of $60,000 and $18,000 on our senior secured financing facility and 5.75% Senior Unsecured Notes, respectively, that were due to changes in volume.

Net Change in Interest Income for the Comparative three and six months ended June 30, 2023 and 2022:

Aggregate interest income increased by $20.1 million and $42.8 million for the comparative three and six months ended June 30, 2023 and 2022, respectively. We attribute the changes to the following:

CRE whole loans. The increases of $19.5 million and $41.5 million for the comparative three and six months ended June 30, 2023 and 2022, respectively, were primarily attributable to an increase in the benchmark rate over the comparative periods.

Net Change in Interest Expense for the Comparative three and six months ended June 30, 2023 and 2022:

Aggregate interest expense increased by $16.7 million and $33.2 million for the comparative three and six months ended June 30, 2023 and 2022. We attribute the changes to the following:

Securitized borrowings. The net increases of $13.2 million and $24.6 million for the comparative three and six months ended June 30, 2023 and 2022, respectively, were primarily attributable to an increase in the benchmark rate over the comparative periods. The increase for the comparative six months ended June 30, 2023 and 2022 was partially offset by the 2022 liquidations of XAN 2020-RSO8 and XAN 2020-RSO9.

Senior secured financing facility. The increases of $870,000 and $1.9 million for the comparative three and six months ended June 30, 2023 and 2022, respectively, were primarily attributable to increased utilization of the senior secured financing facility.

CRE - term warehouse financing facilities. The increases of $3.1 million and $8.2 million for the comparative three and six months ended June 30, 2023 and 2022, respectively, were primarily attributable to an increase in the benchmark rate over the comparative periods. The increase for the comparative six months ended June 30, 2023 and 2022 was also attributable to the increased utilization of these facilities over the comparative periods.

(Back to Index)

(Back to Index)

4.50% Convertible Senior Notes. The decreases of $891,000 and $2.2 million for the comparative three and six months ended June 30, 2023 and 2022, respectively, were primarily attributable to the redemption of the remaining $88.0 million of these notes during the year ended December 31, 2022.

Unsecured junior subordinated debentures. The increases of $544,000 and $1.1 million for the comparative three and six months ended June 30, 2023 and 2022, respectively, were attributable to an increase in the benchmark rate over the comparative periods.

Average Net Yield and Average Cost of Funds:

The following tables present the average net yield and average cost of funds for the three and six months ended June 30, 2023 and 2022 (dollars in thousands, except amounts in footnotes):

	Three Months Ended June 30, 2023			Three Months Ended June 30, 2022
	Average Amortized Cost	Interest Income (Expense)	Average Net Yield (Cost of Funds) (1)	Average Amortized Cost	Interest Income (Expense)	Average Net Yield (Cost of Funds) (1)
Interest-earning assets
CRE whole loans, floating-rate (2)	$1,974,604	$46,351	9.41%	$1,953,740	$26,846	5.51%
CRE mezzanine loan	4,700	—	—%	4,700	118	9.96%
Other	70,238	797	4.55%	51,135	55	0.43%
Total interest income/average net yield	2,049,542	47,148	9.22%	2,009,575	27,019	5.39%
Interest-bearing liabilities
Collateralized by:
CRE whole loans (3)	1,555,911	(28,546)	(7.36)%	1,494,037	(11,352)	(3.00)%
General corporate debt:
Unsecured junior subordinated debentures	51,548	(1,186)	(9.10)%	51,548	(642)	(4.93)%
4.50% Convertible Senior Notes (4)	—	—	—%	47,823	(891)	(7.37)%
5.75% Senior Unsecured Notes (5)	147,741	(2,313)	(6.28)%	147,132	(2,303)	(6.28)%
12.00% Senior Unsecured Notes (6)(7)	—	—	—%	—	(96)	—%
Hedging (8)	—	(397)	—%	—	(461)	—%
Total interest expense/average cost of funds	1,755,200	(32,442)	(7.32)%	1,740,540	(15,745)	(3.45)%
Total net interest income		$14,706			$11,274

(1)
Average net yield includes net amortization/accretion and fee income and is computed based on average amortized cost.
(2)
Includes fee income of $1.9 million and $2.6 million on our floating-rate CRE whole loans for the three months ended June 30, 2023 and 2022, respectively.
(3)
Includes amortization expense of $1.3 million and $1.4 million for the three months ended June 30, 2023 and 2022, respectively, on our interest-bearing liabilities collateralized by CRE whole loans.
(4)
Includes amortization expense of $349,000 for the three months ended June 30, 2022.
(5)
Includes amortization expense of $157,000 and $147,000 for the three months ended June 30, 2023 and 2022, respectively.
(6)
Includes amortization expense of $96,000 for the three months ended June 30, 2022.
(7)
The outstanding par balance of our 12.00% Senior Unsecured Notes was redeemed in full in August 2021. At any time and from time to time prior to July 31, 2022, we were permitted to elect to issue up to $75.0 million of principal of additional notes. The interest expense incurred during the three months ended June 30, 2022 comprised amortization of deferred debt issuance costs on the remaining availability.
(8)
Includes net amortization expense of $397,000 and $461,000 for the three months ended June 30, 2023 and 2022, respectively, on 20 and 22 terminated interest rate swap agreements, respectively, that were in net loss positions at the time of termination. The remaining net losses, reported in accumulated other comprehensive loss on the consolidated balance sheets, will be accreted over the remaining life of the debt.

(Back to Index)

(Back to Index)

	Six Months Ended June 30, 2023			Six Months Ended June 30, 2022
	Average Amortized Cost	Interest Income (Expense)	Average Net Yield (Cost of Funds) (1)	Average Amortized Cost	Interest Income (Expense)	Average Net Yield (Cost of Funds) (1)
Interest-earning assets
CRE whole loans, floating-rate (2)	$1,993,000	$90,808	9.19%	$1,918,678	$49,356	5.19%
Legacy CRE loan	—	—	—%	318	29	18.08%
CRE mezzanine loan	4,700	13	0.54%	4,700	236	9.96%
Other	90,565	1,656	3.69%	93,667	74	0.16%
Total interest income/average net yield	2,088,265	92,477	8.93%	2,017,363	49,695	4.97%
Interest-bearing liabilities
Collateralized by:
CRE whole loans (3)	1,588,306	(56,102)	(7.12)%	1,487,428	(21,426)	(2.82)%
General corporate debt:
Unsecured junior subordinated debentures	51,548	(2,301)	(8.88)%	51,548	(1,181)	(4.56)%
4.50% Convertible Senior Notes (4)	—	—	—%	57,396	(2,247)	(7.79)%
5.75% Senior Unsecured Notes (5)	147,664	(4,624)	(6.31)%	147,060	(4,606)	(6.31)%
12.00% Senior Unsecured Notes (6)(7)	—	—	—%	—	(274)	—%
Hedging (8)	—	(790)	—%	—	(918)	—%
Total interest expense/average cost of funds	1,787,518	(63,817)	(7.10)%	1,743,432	(30,652)	(3.33)%
Total net interest income		$28,660			$19,043

(1)
Average net yield includes net amortization/accretion and fee income and is computed based on average amortized cost.
(2)
Includes fee income of $3.9 million and $4.7 million on our floating-rate CRE whole loans for the six months ended June 30, 2023 and 2022, respectively.
(3)
Includes amortization expense of $2.7 million and $3.9 million for the six months ended June 30, 2023 and 2022, respectively, on our interest-bearing liabilities collateralized by CRE whole loans.
(4)
Includes amortization expense of $944,000 for the six months ended June 30, 2022.
(5)
Includes amortization expense of $311,000 and $293,000 for the six months ended June 30, 2023 and 2022, respectively.
(6)
Includes amortization expense of $274,000 for the six months ended June 30, 2022.
(7)
The outstanding par balance of our 12.00% Senior Unsecured Notes was redeemed in full in August 2021. At any time and from time to time prior to July 31, 2022, we were permitted to elect to issue up to $75.0 million of principal of additional notes. The interest expense incurred during the six months ended June 30, 2022 comprised amortization of deferred debt issuance costs on the remaining availability.
(8)
Includes net amortization expense of $790,000 and $918,000 for the six months ended June 30, 2023 and 2022, respectively, on 20 and 22 terminated interest rate swap agreements, respectively, that were in net loss positions at the time of termination. The remaining net losses, reported in accumulated other comprehensive loss on the consolidated balance sheets, will be accreted over the remaining life of the debt.

Real Estate Income and Other Revenue

The following table sets forth information relating to our real estate income and other revenue for the periods presented (dollars in thousands):

	For the Three Months Ended June 30,
	2023	2022	Dollar Change	Percent Change
Real estate income and other revenue:
Real estate income	$8,879	$8,777	$102	1%
Other revenue	37	19	18	95%
Total	$8,916	$8,796	$120	1%

	For the Six Months Ended June 30,
	2023	2022	Dollar Change	Percent Change
Real estate income and other revenue:
Real estate income	$15,950	$11,915	$4,035	34%
Other revenue	70	35	35	100%
Total	$16,020	$11,950	$4,070	34%

Aggregate real estate income and other revenue increased by $120,000 and $4.1 million for the comparative three and six months ended June 30, 2023 and 2022, respectively. The increase in real estate income for the comparative six months ended was primarily attributable to the acquisition of two properties, a hotel and a student housing facility, in April 2022, as well as increased real estate income at our hotel property acquired in 2020 that benefited from increased personal and business travel resulting from lifted COVID-19 restrictions that occurred late in the spring of 2022. The increase for the comparative six months was partially offset by the sale of an office property in September 2022, as well as decreased revenue on an office property acquired in October 2021.

(Back to Index)

(Back to Index)

Operating Expenses

The following tables set forth information relating to our operating expenses for the periods presented (dollars in thousands):

	For the Three Months Ended June 30,
	2023	2022	Dollar Change	Percent Change
Operating expenses:
General and administrative	$2,348	$2,353	$(5)	(0)%
Real estate expenses	10,492	9,162	1,330	15%
Management fees - related party	1,890	1,672	218	13%
Equity compensation - related party	719	991	(272)	(27)%
Corporate depreciation and amortization	23	21	2	10%
Provision for credit losses, net	2,700	524	2,176	415%
Total	$18,172	$14,723	$3,449	23%

	For the Six Months Ended June 30,
	2023	2022	Dollar Change	Percent Change
Operating expenses:
General and administrative	$5,327	$5,810	$(483)	(8)%
Real estate expenses	19,352	13,956	5,396	39%
Management fees - related party	3,663	3,354	309	9%
Equity compensation - related party	1,613	1,735	(122)	(7)%
Corporate depreciation and amortization	46	43	3	7%
Provision for (reversal of) credit losses, net	7,796	(1,278)	9,074	710%
Total	$37,797	$23,620	$14,177	60%

Aggregate operating expenses increased by $3.4 million and $14.2 million for the comparative three and six months ended June 30, 2023 and 2022, respectively. We attribute the changes to the following:

General and administrative. General and administrative expenses decreased by $5,000 and $483,000 for the comparative three and six months ended June 30, 2023 and 2022, respectively. The following table summarizes the information relating to our general and administrative expenses for the periods presented (dollars in thousands):

	For the Three Months Ended June 30,
	2023	2022	Dollar Change	Percent Change
General and administrative
Professional services	$961	$1,157	$(196)	(17)%
Wages and benefits	350	290	60	21%
D&O insurance	322	360	(38)	(11)%
Operating expenses	239	266	(27)	(10)%
Dues and subscriptions	229	186	43	23%
Director fees	206	76	130	171%
Tax penalties, interest & franchise tax	20	1	19	1,900%
Travel	21	17	4	24%
Total	$2,348	$2,353	$(5)	(0)%

(Back to Index)

(Back to Index)

	For the Six Months Ended June 30,
	2023	2022	Dollar Change	Percent Change
General and administrative
Professional services	$2,481	$3,049	$(568)	(19)%
Wages and benefits	741	649	92	14%
D&O insurance	641	716	(75)	(10)%
Operating expenses	506	425	81	19%
Dues and subscriptions	433	392	41	10%
Director fees	412	413	(1)	(0)%
Tax penalties, interest & franchise tax	86	140	(54)	(39)%
Travel	27	26	1	4%
Total	$5,327	$5,810	$(483)	(8)%

The decrease in general and administrative expense for the comparative six months ended June 30, 2023 and 2022 was primarily attributable to a decrease in professional services in connection with (i) legal expenses incurred during the six months ended June 30, 2022 pertaining to the liquidation of 2020-RSO8 and 2020-RSO9 compounded by reimbursement from a borrower for legal costs during the six months ended June 30, 2023, (ii) a decrease in marketing expenses over the comparative periods and (iii) the timing of CRE valuations for the year end audit.

Real estate expenses. The increase of $1.3 million and $5.4 million for the comparative three and six months ended June 30, 2023 and 2022, respectively, was primarily attributable to the acquisition of two properties, a hotel in April 2022 and an office property on which we received the deed-in-lieu of foreclosure in June 2023. The increase for the comparative three and six months ended was partially offset by the sale of an office property in September 2022. The increase for the comparative six months ended was also attributable to the acquisition of a student housing complex in April 2022, partially offset by a decrease in depreciation expense on an office property acquired in October 2021 over the comparative periods.

Provision for credit losses, net. The increase of $2.2 million and $9.1 million for the comparative three and six months ended June 30, 2023 and 2022, respectively, was primarily attributable to the impact from the near-term macroeconomic outlook of the commercial real estate market, including: forecasted increases in short-term interest rates, continued expected declines in commercial real estate pricing and forecasted higher unemployment rates, partially offset by improvements in property-level cash flows.

Other Income (Expense)

The following table sets forth information relating to our other income (expense) incurred for the periods presented (dollars in thousands):

	For the Three Months Ended June 30,
	2023	2022	Dollar Change	Percent Change
Other income (expense):
Other income	242	175	67	38%
Total	$242	$175	$67	38%

	For the Six Months Ended June 30,
	2023	2022	Dollar Change	Percent Change
Other income (expense):
Loss on extinguishment of debt	$—	$(460)	$460	(100)%
Gain on sale of real estate	745	—	745	100%
Other income	352	973	(621)	(64)%
Total	$1,097	$513	$584	114%

(Back to Index)

(Back to Index)

Aggregate other income increased $67,000 and $584,000 for the comparative three and six months ended June 30, 2023 and 2022, respectively. We attribute the changes to the following:

Loss on extinguishment of debt. There were no losses on extinguishment of debt in the three and six months ended June 30, 2023. The loss of $460,000 for the six months ended June 30, 2022 was attributable to non-cash losses in connection with the ratable acceleration of the 4.50% Convertible Senior Notes' market discount due to the partial redemption of our 4.50% Convertible Senior Notes in February 2022.

Gain on sale of real estate. The gain of $745,000 for the six months ended June 30, 2023 was attributed to the sale of a hotel property in the Northeast region in February 2023 that generated non-recurring gains. There were no sales of property during the three and six months ended June 30, 2022.

Other Income. The decrease of $621,000 during the comparative six months ended June 30, 2023 and 2022 was primarily attributable to a loan recovery received during the six months ended June 30, 2022 on a middle market loan that was previously charged off in a prior quarter. During the three and six months ended June 30, 2023, no loan recoveries occurred.

(Back to Index)

(Back to Index)

Financial Condition

Summary

Our total assets were $2.3 billion and $2.4 billion at June 30, 2023 and December 31, 2022, respectively.

Investment Portfolio

The tables below summarize the amortized cost and net carrying amount of our investment portfolio, classified by asset type, at June 30, 2023 and December 31, 2022 as follows (dollars in thousands, except amounts in footnotes):

At June 30, 2023	Amortized Cost	Net Carrying Amount (1)	Percent of Portfolio	Weighted Average Coupon
Loans held for investment:
CRE whole loans, floating-rate	$1,959,040	$1,938,089	92.22%	9.16%
CRE mezzanine loan	4,700	—	0.00%	10.00%
	1,963,740	1,938,089	92.22%
Other investments:
Investments in unconsolidated entities	1,548	1,548	0.07%	N/A (4)
Investments in real estate (2)	103,318	103,318	4.92%	N/A (4)
Property held for sale (3)	58,540	58,540	2.79%	N/A (4)
	163,406	163,406	7.78%

Total investment portfolio	$2,127,146	$2,101,495	100.00%

At December 31, 2022	Amortized Cost	Net Carrying Amount (1)	Percent of Portfolio	Weighted Average Coupon
Loans held for investment:
CRE whole loans, floating-rate	$2,052,890	$2,038,787	93.56%	7.99%
CRE mezzanine loan	4,700	—	0.00%	10.00%
	2,057,590	2,038,787	93.56%
Other investments:
Investments in unconsolidated entities	1,548	1,548	0.07%	N/A (4)
Investments in real estate (2)	88,132	88,132	4.04%	N/A (4)
Property held for sale (3)	50,744	50,744	2.33%	N/A (4)
	140,424	140,424	6.44%

Total investment portfolio	$2,198,014	$2,179,211	100.00%

(1)
Net carrying amount includes an allowance for credit losses of $25.7 million and $18.8 million at June 30, 2023 and December 31, 2022, respectively.
(2)
Includes real estate-related right of use assets of $19.3 million and $19.5 million, mortgage payable of $18.5 million and $18.2 million, intangible assets of $8.4 million and $8.9 million, lease liabilities of $43.2 million and $42.9 million and other liabilities of $46,000 and $64,000 at June 30, 2023 and December 31, 2022, respectively.
(3)
Includes property held for sale-related liabilities of $3.0 million at both June 30, 2023 and December 31, 2022.
(4)
There are no stated rates associated with these investments.

CRE loans. During the six months ended June 30, 2023, we originated $38.5 million of floating-rate CRE whole loan commitments. Loan payoffs during the six months ended June 30, 2023 were $141.4 million and net funded commitments were $28.5 million, producing a net decrease to the portfolio of $74.4 million.

(Back to Index)

(Back to Index)

The following is a summary of our loans (dollars in thousands, except amounts in footnotes):

Description	Quantity	Principal	Unamortized (Discount) Premium, net (1)	Amortized Cost	Allowance for Credit Losses	Carrying Value	Contractual Interest Rates (2)	Maturity Dates (3)(4)
At June 30, 2023:
Whole loans (5)(6)	77	$1,968,322	$(9,282)	$1,959,040	$(20,951)	$1,938,089	1M BR plus 2.86% to 1M BR plus 8.61%	July 2023 to July 2026
Mezzanine loan (5)	1	4,700	—	4,700	(4,700)	—	10.00%	June 2028
Total		$1,973,022	$(9,282)	$1,963,740	$(25,651)	$1,938,089

At December 31, 2022:
Whole loans (5)(6)	81	$2,065,504	$(12,614)	$2,052,890	$(14,103)	$2,038,787	1M BR plus 2.85% to 1M BR plus 8.50%	January 2023 to July 2026
Mezzanine loan (5)	1	4,700	—	4,700	(4,700)	—	10.00%	June 2028
Total		$2,070,204	$(12,614)	$2,057,590	$(18,803)	$2,038,787

(1)
Amounts include unamortized loan origination fees of $9.0 million and $12.3 million and deferred amendment fees of $257,000 and $308,000 at June 30, 2023 and December 31, 2022, respectively.
(2)
Benchmark rates ("BR") comprise one-month LIBOR or one-month Term SOFR. At June 30, 2023, all of our whole loans used one-month Term SOFR. Weighted-average one-month benchmark rates were 5.22% and 4.21% at June 30, 2023 and December 31, 2022, respectively. Additionally, weighted-average benchmark rate floors were 0.68% at both June 30, 2023 and December 31, 2022.
(3)
Maturity dates exclude contractual extension options, subject to the satisfaction of certain terms that may be available to the borrowers.
(4)
Maturity dates exclude two and three whole loans, with amortized costs of $28.2 million and $51.6 million, in maturity default at June 30, 2023 and December 31, 2022, respectively.
(5)
Substantially all loans are pledged as collateral under various borrowings at June 30, 2023 and December 31, 2022.
(6)
CRE whole loans had $128.7 million and $158.2 million in unfunded loan commitments at June 30, 2023 and December 31, 2022, respectively. These unfunded loan commitments are advanced as the borrowers formally request additional funding and meet certain benchmarks, as permitted under the loan agreement, and any necessary approvals have been obtained.

At June 30, 2023, 23.6%, 21.2% and 14.2% of our CRE loan portfolio was concentrated in the Southwest, Southeast and Mountain regions, respectively, based on carrying value, as defined by the NCREIF. At December 31, 2022, 23.2%, 21.5% and 16.2% of our CRE loan portfolio was concentrated in the Southwest, Southeast and Mountain regions, respectively, based on carrying value. At June 30, 2023 and December 31, 2022, no single loan or investment represented more than 10% of our total assets and no single investment group generated over 10% of our revenue.

Investments in unconsolidated entities. Our investments in unconsolidated entities at June 30, 2023 and December 31, 2022 comprised a 100% interest in the common shares of Resource Capital Trust I (“RCT I”) and RCC Trust II (“RCT II”), with a value of $1.5 million in the aggregate, or 3.0% of each trust. We record our investments in RCT I’s and RCT II’s common shares as investments in unconsolidated entities using the cost method, recording dividend income when declared by RCT I and RCT II.

We recorded dividends from our investments in RCT I’s and RCT II’s common shares, reported in other revenue on the consolidated statement of operations, of $37,000 and $70,000, respectively, during the three and six months ended June 30, 2023. During the three and six months ended June 30, 2022, we recorded dividends of $19,000 and $35,000, respectively.

Investments in real estate and property held for sale. At June 30, 2023, we held investments in six real estate properties, four of which are included in investments in real estate and two of which are included in properties held for sale on the consolidated balance sheets.

In February 2023, we sold a hotel property in the Northeast region that we previously designated as a property held for sale. The hotel property sold for $15.1 million with selling costs of $845,000, resulting in a gain of $745,000.

(Back to Index)

(Back to Index)

In June 2023, we received the deed-in-lieu of foreclosure on an office property in the East North Central region. We determined that the acquisition of the property should be accounted for as an asset acquisition, and the acquisition-date fair value of $20.9 million was determined using a third-party valuation. Additionally on the date of transfer, we also acquired cash and receivables, and assumed trade payables, resulting in a charge off of the loan against our allowance for credit losses of $948,000. At June 30, 2023, the property was reported as property held for sale on the consolidated balance sheets.

The following table summarizes the book value of our investments in real estate and related intangible assets at June 30, 2023 and December 31, 2022 (in thousands, except amounts in the footnotes):

	June 30, 2023			December 31, 2022
	Cost Basis	Accumulated Depreciation & Amortization	Carrying Value	Cost Basis	Accumulated Depreciation & Amortization	Carrying Value
Assets:
Investments in real estate, equity:
Investments in real estate (1)	$141,008	$(3,645)	$137,363	$123,219	$(2,251)	$120,968
Right of use assets (2)(3)	19,665	(342)	19,323	19,664	(205)	19,459
Intangible assets (4)	11,474	(3,098)	8,376	11,474	(2,594)	8,880
Subtotal	172,147	(7,085)	165,062	154,357	(5,050)	149,307

Investments in real estate from lending activities:
Properties held for sale (5)	61,565	—	61,565	53,769	—	53,769
Total	233,712	(7,085)	226,627	208,126	(5,050)	203,076

Liabilities:
Investments in real estate, equity:
Mortgage payable	18,233	259	18,492	18,089	155	18,244
Other liabilities	247	(201)	46	247	(183)	64
Lease liabilities (3)(6)	43,260	(54)	43,206	43,260	(393)	42,867
Subtotal (7)	61,740	4	61,744	61,596	(421)	61,175

Investments in real estate from lending activities:
Liabilities held for sale	3,025	—	3,025	3,025	—	3,025
Total	64,765	4	64,769	64,621	(421)	64,200

Total net investments in real estate and properties held for sale (8)	$168,947		$161,858	$143,505		$138,876

(1)
Includes $38.4 million of land, which is not depreciable, at June 30, 2023 and December 31, 2022, respectively.
(2)
Primarily comprises a $18.9 million right of use asset, associated with an acquired ground lease of $42.8 million accounted for as an operating lease at June 30, 2023 and $19.0 million right of use asset, associated to the acquired ground lease of $42.4 million. December 31, 2022. Amortization is booked to real estate expenses on the consolidated statements of operations.
(3)
Refer to Note 8 in the Notes to the Consolidated Financial Statements for additional information on our remaining operating leases.
(4)
Primarily comprises a franchise intangible of $5.0 million and $5.3 million, a management contract of $3.0 million and $3.1 million and a customer list of $321,000 and $427,000 at June 30, 2023 and December 31, 2022, respectively.
(5)
At December 31, 2022, properties held for sale included two properties originally acquired in November 2020 and July 2022. At June 30, 2023, properties held for sale included the November 2020 acquisition, as well as the property acquired via deed-in-lieu of foreclosure during the three months ended June 30, 2023.
(6)
Primarily comprises a $42.8 million ground lease with a remaining term of 93 years. Lease expenses for the six months ended June 30, 2023 were $1.3 million.
(7)
Excludes $1.9 million of deferred debt issuance costs on construction loans that can be drawn upon subsequent to June 30, 2023.
(8)
Excludes items of working capital, either acquired or assumed.

(Back to Index)

(Back to Index)

Financing Receivables

The following tables show the activity in the allowance for credit losses for the six months ended June 30, 2023 and year ended December 31, 2022 (in thousands):

	Six Months Ended June 30, 2023	Year Ended December 31, 2022
Allowance for credit losses at beginning of period	$18,803	$8,805
Provision for credit losses	7,796	12,295
Charge offs	(948)	(2,297)
Allowance for credit losses at end of period	$25,651	$18,803

During the three and six months ended June 30, 2023, we recorded provisions for expected credit losses of $2.7 million and $7.8 million, respectively, primarily attributable to the impact from the near-term macroeconomic outlook of the commercial real estate market, including: forecasted increases in short-term interest rates, continued expected declines in commercial real estate pricing and forecasted higher unemployment rates, partially offset by improvements in property-level cash flows.

In June 2023, we received the deed-in-lieu of foreclosure on an office loan in the East North Central region with a principal balance of $22.8 million which resulted in a charge off of $948,000 against the allowance for credit losses.

During the three months ended June 30, 2022, we recorded a provision for expected credit losses of approximately $524,000 primarily attributable to a decline in macroeconomic factors, offset by improvements in property-level cash flows. During the six months ended June 30, 2022, reversal of expected credit losses in the first quarter of 2022 outpaced the provision during the second quarter of 2022, resulting in a net reversal of $1.3 million in connection with resolutions of loans with specific reserves and continued improvements in property-level operations.

At June 30, 2023 and December 31, 2022, we individually evaluated the following loans:

•
One office mezzanine loan in the Northeast region with a principal balance of $4.7 million at both June 30, 2023 and December 31, 2022. We fully reserved this loan in the fourth quarter of 2022, and it continues to be fully reserved at June 30, 2023. The loan entered payment default in February 2023 and has been placed on nonaccrual status.
•
One retail loan in the Northeast region, with a principal balance of $8.0 million at both June 30, 2023 and December 31, 2022, for which foreclosure was determined to be probable. The loan was modified in February 2021 to extend the loan's maturity to December 2021 and has since entered into payment default and has been put on nonaccrual status. The loan had an as-is appraised value in excess of its principal and interest balances, and, as such, had no allowance for CECL at June 30, 2023 and December 31, 2022, respectively.
•
One office loan in the Southwest region, with a principal balance of $20.1 million and $20.7 million at June 30, 2023 and December 31, 2022, respectively, for which foreclosure was determined to be probable. The loan had an initial maturity of March 2022, was modified three times to extend its maturity to June 2022 and has since entered into payment default and has been put on nonaccrual status. However, in exchange for payments, comprising principal paydowns, interest payments and the reimbursement of certain legal fees, received between October 2022 and July 2023, we have agreed to temporarily defer our right to foreclose on the property until October 2023. Additionally, at both June 30, 2023 and December 31, 2022, this loan had an as-is appraised value in excess of its principal and interest balances, and, as such, had no CECL allowance.

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

Credit risk profiles of CRE loans at amortized cost were as follows (in thousands, except amounts in the footnotes):

	Rating 1	Rating 2	Rating 3	Rating 4	Rating 5	Total (1)
At June 30, 2023:
Whole loans, floating-rate	$—	$1,353,353	514,179	$63,344	$28,164	$1,959,040
Mezzanine loan	—	—	—	—	4,700	4,700
Total	$—	$1,353,353	$514,179	$63,344	$32,864	$1,963,740

At December 31, 2022:
Whole loans, floating-rate	$—	$1,635,376	$309,491	$85,226	$22,797	$2,052,890
Mezzanine loan	—	—	—	—	4,700	4,700
Total	$—	$1,635,376	$309,491	$85,226	$27,497	$2,057,590

(1)
The total amortized cost of CRE loans excluded accrued interest receivable of $12.6 million and $11.9 million at June 30, 2023 and December 31, 2022, respectively.

(Back to Index)

(Back to Index)

Credit risk profiles of CRE loans by origination year at amortized cost were as follows (in thousands, except amounts in footnotes):

	2023	2022	2021	2020	2019	Prior	Total (1)
At June 30, 2023:
Whole loans, floating-rate: (2)
Rating 2	$37,643	$444,948	$791,217	$52,703	$26,842	$—	$1,353,353
Rating 3	—	77,350	316,281	34,286	27,794	58,468	514,179
Rating 4	—	19,348	43,996	—	—	—	63,344
Rating 5	—	—	—	—	20,139	8,025	28,164
Total whole loans, floating-rate	37,643	541,646	1,151,494	86,989	74,775	66,493	1,959,040
Mezzanine loan (rating 5)	—	—	—	—	—	4,700	4,700
Total	$37,643	$541,646	$1,151,494	$86,989	$74,775	$71,193	$1,963,740

Current Period Gross Write-Offs	$—	$—	$—	$—	$(948)	$—	$(948)

	2022	2021	2020	2019	2018	Prior	Total (1)
At December 31, 2022:
Whole loans, floating-rate: (2)
Rating 2	$526,606	$1,003,060	$64,944	$26,977	$13,789	$—	$1,635,376
Rating 3	—	192,490	44,657	27,881	44,463	—	309,491
Rating 4	—	—	—	20,742	64,484	—	85,226
Rating 5	—	—	—	22,797	—	—	22,797
Total whole loans, floating-rate	526,606	1,195,550	109,601	98,397	122,736	—	2,052,890
Mezzanine loan (rating 5)	—	—	—	—	4,700	—	4,700
Total	$526,606	$1,195,550	$109,601	$98,397	$127,436	$—	$2,057,590

(1)
The total amortized cost of CRE loans excluded accrued interest receivable of $12.6 million and $11.9 million at June 30, 2023 and December 31, 2022, respectively.
(2)
Acquired CRE whole loans are grouped within each loan’s year of origination.

At both June 30, 2023 and December 31, 2022, we had one additional mezzanine loan included in other assets held for sale that had no carrying value.

(Back to Index)

(Back to Index)

Loan Portfolio Aging Analysis

The following table presents the CRE loan portfolio aging analysis as of the dates indicated for CRE loans at amortized cost (in thousands, except amounts in footnotes):

	30-59 Days	60-89 Days	Greater than 90 Days (1)	Total Past Due	Current (2)	Total Loans Receivable (3)	Total Loans > 90 Days and Accruing
At June 30, 2023:
Whole loans, floating-rate	$—	$—	$28,164	$28,164	$1,930,876	$1,959,040	$—
Mezzanine loan (4)	4,700	—	—	4,700	—	4,700	—
Total	$4,700	$—	$28,164	$32,864	$1,930,876	$1,963,740	$—

At December 31, 2022:
Whole loans, floating-rate	$—	$—	$28,767	$28,767	$2,024,123	$2,052,890	$—
Mezzanine loan (4)	—	—	—	—	4,700	4,700	—
Total	$—	$—	$28,767	$28,767	$2,028,823	$2,057,590	$—

(1)
During the three and six months ended June 30, 2023, we recognized interest income of $837,000 and $1.8 million, respectively, on two CRE whole loans with a principal payment past due greater than 90 days at June 30, 2023. During the three and six months ended June 30, 2022, we recognized interest income of $333,000 and $668,000 on two CRE whole loans with a principal payment past due greater than 90 days at June 30, 2023.
(2)
Includes one whole loan with an amortized cost of $22.8 million, in maturity default at December 31, 2022.
(3)
The total amortized cost of CRE loans excluded accrued interest receivable of $12.6 million and $11.9 million at June 30, 2023 and December 31, 2022, respectively.
(4)
Fully reserved at both June 30, 2023 and December 31, 2022.

At June 30, 2023, we had two CRE whole loans, with total amortized costs of $28.2 million, and one mezzanine loan, with a total amortized cost of $4.7 million, in payment default. During the twelve months ended June 30, 2023, one of the CRE whole loans, with an amortized value of $20.1 million at June 30, 2023, had been extended three times due to the borrower experiencing financial difficulty. At June 30, 2022, this loan had an amortized cost of $21.8 million, which represented 1.0% of the total amortized cost of the portfolio.

During the six months ended June 30, 2023, we did not enter into any loan modifications for borrowers that are experiencing financial difficulty.

Restricted Cash

At June 30, 2023, we had restricted cash of $15.3 million, which consisted of $14.5 million of restricted cash held within our five consolidated securitization entities and $768,000 held in escrow for deposits or tax payments at our real estate properties. At December 31, 2022, we had restricted cash of $38.6 million, which consisted of $38.2 million held within our five consolidated securitization entities and $400,000 held in escrow for deposits or tax payments at our real estate properties or pledged with minimum reserve balance requirements. The decrease of $23.3 million was primarily attributable to reinvesting the proceeds in one of our securitizations prior to the end of the reinvestment period.

(Back to Index)

(Back to Index)

Accrued Interest Receivable

The following table summarizes our accrued interest receivable at June 30, 2023 and December 31, 2022 (in thousands):

	June 30, 2023	December 31, 2022	Net Change
Accrued interest receivable from loans	$12,602	$11,936	$666
Accrued interest receivable from promissory note, escrow, sweep and reserve accounts	13	33	(20)
Total	$12,615	$11,969	$646

The increase of $646,000 in accrued interest receivable was primarily attributable to rising benchmark rates.

Other Assets

The following table summarizes our other assets at June 30, 2023 and December 31, 2022 (in thousands):

	June 30, 2023	December 31, 2022	Net Change
Tax receivables and prepaid taxes	$197	$224	$(27)
Other receivables	355	1,086	(731)
Other prepaid expenses	2,066	2,181	(115)
Fixed assets - non real estate	328	326	2
Other assets, miscellaneous	605	547	58
Total	$3,551	$4,364	$(813)

The decrease of $813,000 in other assets was primarily attributable to receivables held at our real estate properties and miscellaneous receivables from our real estate properties acquired in 2022 and 2023 offset by the purchase of other assets at our real estate properties.

Deferred Tax Assets

At June 30, 2023 and December 31, 2022, our net deferred tax asset was zero, resulting from a full valuation allowance of $21.0 million and $21.2 million, respectively, on our deferred tax asset as we believed it was more likely than not that some or all of the deferred tax assets would not be realized. We will continue to evaluate our ability to realize the tax benefits associated with deferred tax assets by analyzing forecasted taxable income using both historical and projected future operating results, the reversal of existing temporary differences, taxable income in prior carry back years (if permitted) and the availability of tax planning strategies.

Derivative Instruments

Historically, we sought to mitigate the potential impact on net income (loss) of adverse fluctuations in interest rates incurred on our borrowings by entering into hedging agreements. We classified our interest rate hedges as cash flow hedges, which are hedges that eliminate the risk of changes in the cash flows of a financial asset or liability.

We terminated interest rate swap positions associated with our prior financed CMBS portfolio in April 2020. At termination, we realized a loss of $11.8 million. At June 30, 2023 and December 31, 2022, we had a loss of $5.8 million and $6.6 million, respectively, recorded in accumulated other comprehensive loss, which will be amortized into earnings over the remaining life of the debt. During the three and six months ended June 30, 2023, we recorded amortization expense of $420,000 and $835,000, respectively, reported in interest expense on the consolidated statements of operations. During the three and six months ended June 30, 2022, we recorded amortization expense of $484,000 and $963,000, respectively, reported in interest expense on the consolidated statements of operations.

(Back to Index)

(Back to Index)

At June 30, 2023 and December 31, 2022, we had unrealized gains of $210,000 and $256,000, respectively, attributable to two terminated interest rate swaps, in accumulated other comprehensive loss on the consolidated balance sheets, to be accreted into earnings over the remaining life of the debt. During both the three months ended June 30, 2023 and 2022, we recorded accretion income, reported in interest expense on the consolidated statements of operations, of $23,000, to accrete the accumulated other comprehensive income on the terminated swap agreements. During both the six months ended June 30, 2023 and 2022, we recorded accretion income, reported in interest expense on the consolidated statements of operations, of $45,000, to accrete the accumulated other comprehensive income on the terminated swap agreements.

The following tables present the effect of derivative instruments on our consolidated statements of operations for the six months ended June 30, 2023 and 2022 (in thousands):

		Realized and Unrealized Gain (Loss) (1)
	Consolidated Statements of Operations Location	Six Months Ended June 30, 2023	Six Months Ended June 30, 2022
Interest rate swap contracts, hedging	Interest expense	$(790)	$(917)

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

Financing Arrangements

Borrowings under our senior secured financing facility, term warehouse financing facilities, mortgage payable and construction loans are guaranteed by us or one or more of our subsidiaries. The following table sets forth certain information with respect to our financing arrangements (dollars in thousands, except amounts in footnotes):

	June 30, 2023				December 31, 2022
	Outstanding Borrowings	Value of Collateral	Number of Positions as Collateral	Weighted Average Interest Rate	Outstanding Borrowings	Value of Collateral	Number of Positions as Collateral	Weighted Average Interest Rate
Senior Secured Financing Facility
Massachusetts Mutual Life Insurance Company (1)	$47,697	$152,272	7	8.87%	$87,890	$196,837	8	7.94%

CRE - Term Warehouse Financing Facilities (2)
JPMorgan Chase Bank, N.A. (3)	118,569	185,862	8	7.73%	186,783	255,095	11	6.74%
Morgan Stanley Mortgage Capital Holdings LLC (4)	132,693	191,346	9	7.81%	141,505	198,455	10	7.00%

Mortgage Payable
Readycap Commercial, LLC (5)	18,492	25,400	1	8.95%	18,244	25,400	1	8.08%

Construction Loans
Oceanview Life and Annuity Company (6)	(1,922)	N/A	N/A	—%	—	—	—	—%
Total	$315,529	$554,880			$434,422	$675,787

(1)
Includes $3.3 million and $3.7 million of deferred debt issuance costs at June 30, 2023 and December 31, 2022, respectively.
(2)
Outstanding borrowings include accrued interest payable.
(3)
Includes $836,000 and $1.1 million of deferred debt issuance costs at June 30, 2023 and December 31, 2022, respectively.
(4)
Includes $1.0 million and $1.4 million of deferred debt issuance costs at June 30, 2023 and December 31, 2022, respectively.
(5)
Includes $362,000 and $466,000 of deferred debt issuance costs at June 30, 2023 and December 31, 2022, respectively.
(6)
Includes $1.9 million of deferred debt issuance costs at June 30, 2023.

We were in compliance with all covenants in the respective agreements at June 30, 2023 and December 31, 2022.

(Back to Index)

(Back to Index)

Senior Secured Financing Facility

In July 2020, an indirect, wholly-owned subsidiary of ours (“Holdings”), along with its direct wholly-owned subsidiary (the “Borrower”), entered into a $250.0 million loan and servicing agreement (the “MassMutual Loan Agreement”) with Massachusetts Mutual Life Insurance Company (“MassMutual”) and the other lenders party thereto (the “Lenders”) to form an asset-based revolving loan facility ("MassMutual Facility") to finance our core CRE lending business. The MassMutual Facility initially had an interest rate of 5.75% per annum payable monthly and initially matured on July 31, 2027.

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

In October 2018, an indirect, wholly-owned subsidiary of ours entered into a master repurchase agreement (the “JPMorgan Chase Facility”) with JP Morgan Chase to finance the origination of CRE loans. At June 30, 2023, this facility has been amended five times to amend various terms. The JPMorgan Chase Facility has a maximum facility amount of $250.0 million, charges interest of one-month benchmark plus market spreads and had an initial maturity date of October 2024. In July 2023, this facility was amended to extend the maturity date to July 2026, as well as to extend the amendments to (i) EBITDA to interest expense ratio, (ii) maximum ratio of total indebtedness to its total equity and (iii) minimum unencumbered liquidity requirement, each through December 2024.

In November 2021, an indirect, wholly-owned subsidiary of ours entered into a master repurchase and securities contract agreement (the “Morgan Stanley Facility”) with Morgan Stanley Mortgage Capital Holdings LLC (“Morgan Stanley”) to finance the origination of CRE loans. At June 30, 2023, this facility has been amended two times to amend various terms. The Morgan Stanley Facility has a maximum facility amount of $250.0 million, charges interest of one-month Term SOFR plus market spreads and matures in November 2024. We also have the right to request a one-year extension.

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

(Back to Index)

(Back to Index)

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

Securitizations

At June 30, 2023, we retained equity in two CRE loan securitizations that we executed, as follows:

ACR 2021-FL1

In May 2021, we closed ACR 2021-FL1, an $802.6 million CRE debt securitization transaction that provided financing for CRE loans. ACR 2021-FL1 included a reinvestment period, which ended in May 2023, that allowed it to acquire CRE loans for reinvestment into the securitization using uninvested principal proceeds. ACR 2021-FL1 issued a total of $675.2 million of non-recourse, floating-rate notes to third parties at par. We retained 100% of the Class F and Class G notes in addition to 100% of the outstanding preference shares. The preference shares are subordinated in right of payment to all other securities issued by ACR 2021-FL1. All notes issued mature in June 2036, although we have the right to call the notes beginning on the payment date in May 2023 and thereafter. The non-recourse, floating-rate notes initially charged one-month Term LIBOR, but converted to one-month Term SOFR in June 2023.

ACR 2021-FL2

In December 2021, we closed ACR 2021-FL2, a CRE debt securitization transaction that can finance up to $700.0 million of CRE loans. ACR 2021-FL2 includes a reinvestment period, which ends in December 2023, that allows it to acquire CRE loans for reinvestment into the securitization using uninvested principal proceeds. The reinvestment period included a 180-day ramp-up acquisition period that allowed it to acquire CRE loans using unused proceeds from the issuance of the non-recourse floating-rate notes. ACR 2021-FL2 issued a total of $567.0 million of non-recourse, floating-rate notes to third parties at par. We retained 100% of the Class F and Class G notes in addition to 100% of the outstanding preference shares. The preference shares are subordinated in right of payment to all other securities issued by ACR 2021-FL2. All notes issued mature in January 2037, although we have the right to call the notes beginning on the payment date in December 2023 and thereafter. The non-recourse, floating-rate notes initially charged one-month Term LIBOR, but converted to one-month Term SOFR in June 2023.

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

(Back to Index)

(Back to Index)

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

There were no unamortized debt issuance costs associated with the junior subordinated debentures for RCT I and RCT II outstanding at June 30, 2023 and December 31, 2022. The interest rates for RCT I and RCT II, at June 30, 2023, were 9.49% and 9.25%, respectively. The interest rates for RCT I and RCT II, at December 31, 2022, were 8.68% and 8.36%, respectively.

Equity

Total equity at June 30, 2023 was $444.0 million and gave effect to $5.6 million of net unrealized losses on our terminated cash flow hedges, shown as a component of accumulated other comprehensive loss. Equity at December 31, 2022 was $441.3 million and gave effect to $6.4 million of net unrealized losses on our terminated cash flow hedges, shown as a component of accumulated other comprehensive loss. The increase in stockholders’ equity during the six months ended June 30, 2023 was primarily attributable to contributions from non-controlling interests, partially offset by distributions on our preferred stock in excess of earnings as well as common stock repurchases.

Balance Sheet - Book Value Reconciliation

The following table rolls forward our common stock book value for the three and six months ended June 30, 2023 (in thousands, except per share data and amounts in footnotes):

	Three Months Ended June 30, 2023		Six Months Ended June 30, 2023
	Total Amount	Per Share Amount	Total Amount	Per Share Amount
Common stock book value at beginning of period (1)	$207,263	$24.51	$208,976	$24.54
Net income (loss) allocable to common shares (2)	817	0.10	(1,599)	(0.19)
Change in other comprehensive income on derivatives	397	0.05	790	0.09
Repurchase of common stock (3)	(1,200)	0.25	(1,955)	0.40
Net impact to equity of share-based compensation	783	(0.41)	1,848	(0.34)
Total net increase (decrease)	797	(0.01)	(916)	(0.04)
Common stock book value at end of period (4)	$208,060	$24.50	$208,060	$24.50

(1)
Per share calculations exclude unvested restricted stock, as disclosed on our consolidated balance sheets, of 416,675 and 583,333 shares at both June 30, 2023 and December 31, 2022, and include warrants to purchase up to 391,995 shares of common stock at June 30, 2023 and December 31, 2022, respectively. The denominators for the calculations were 8,492,915 and 8,516,762 shares at June 30, 2023 and December 31, 2022, respectively.
(2)
The per share amounts are calculated with the denominator referenced in footnote (1) at June 30, 2023. We calculated net income (loss) per common share-diluted of $0.10 and $(0.19) using the weighted average diluted shares outstanding during the three and six months ended June 30, 2023, respectively.
(3)
In November 2021, our Board authorized and approved the continued use of our existing share repurchase program to repurchase up to $20.0 million of our outstanding common stock. We purchased 1.3 million shares for $14.7 million through June 30, 2023. Because we repurchased our common stock at significant discounts to book value, these repurchases were accretive to per share book value since the inception of the program. For the three and six months ended June 30, 2023, $1.2 million and $2.0 million, respectively, or 135,000 and 215,000 shares, respectively, were repurchased under the reauthorized plan.
(4)
We calculated common stock book value as total stockholders’ equity of $434.6 million less preferred stock equity of $226.5 million at June 30, 2023.

Management Agreement Equity

Our monthly base management fee, as defined in our Management Agreement, is equal to 1/12 of the amount of our equity multiplied by 1.50% and is calculated and paid monthly in arrears.

(Back to Index)

(Back to Index)

The following table summarizes the calculation of equity, as defined in the Management Agreement (in thousands):

Amount
At June 30, 2023:
Proceeds from capital stock issuances, net (1)	$1,330,472
Retained earnings, net (2)	(651,502)
Payments for repurchases of capital stock	(241,631)
Total	$437,339

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

(Back to Index)

(Back to Index)

The following table provides a reconciliation from GAAP net income (loss) allocable to common shares to EAD allocable to common shares for the periods presented (in thousands, except per share data and amounts in the footnotes):

	For the Three Months Ended June 30,				For the Six Months Ended June 30,
	2023	Per Share Data	2022	Per Share Data	2023	Per Share Data	2022	Per Share Data
Net income (loss) allocable to common shares - GAAP	$817	$0.10	$690	$0.08	$(1,599)	$(0.19)	$(2,081)	$(0.23)

Reconciling items from continuing operations:
Non-cash equity compensation expense	719	0.08	991	0.11	1,613	0.19	1,735	0.19
Non-cash provision for (reversal of) CRE credit losses	2,700	0.31	524	0.06	7,796	0.90	(1,278)	(0.14)
Real estate depreciation and amortization	946	0.11	1,564	0.18	1,900	0.22	2,955	0.32
Non-cash amortization of discounts or premiums associated with borrowings	—	—	280	0.03	—	—	1,126	0.13
Net income from non-core assets (1)	(26)	—	(76)	(0.01)	(52)	—	(730)	(0.08)

Reconciling items from CRE assets:
Net interest income on legacy CRE assets (1)	—	—	—	—	—	—	(29)	—
Earnings Available for Distribution allocable to common shares	$5,156	$0.60	$3,973	$0.45	$9,658	$1.12	$1,698	$0.19

Weighted average common shares - diluted on Earnings Available for Distribution allocable to common shares	8,535		8,914		8,618		8,992

Earnings Available for Distribution per common share - diluted	$0.60		$0.45		$1.12		$0.19

(1)
Non-core assets are investments and securities owned by us at the initial measurement date in (i) commercial finance, (ii) middle market lending, (iii) residential mortgage lending, (iv) legacy CRE loans designated as held for sale and (v) other non-CRE assets included in assets held for sale.

For the three and six months ended June 30, 2023, EAD in accordance with the Management Agreement, which excludes incentive compensation payable, was $5.4 million and $10.0 million, respectively, or $0.63 and $1.17, respectively, per common share outstanding. Incentive compensation payable was $255,000 and $384,000 for the three and six months ended June 30, 2023, respectively.

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

The following table summarizes the calculation of the Incentive Compensation Hurdle for the three months ended June 30, 2023 (dollars in thousands, except per share data):

Book Value Equity	Amount
Stockholders' equity less equity attributable to any outstanding preferred stock at September 30, 2022	$216,026
Cumulative EAD from and after October 1, 2022 to the end of the most recently completed calendar quarter	15,601
Amount paid to repurchase common stock after October 1, 2022	(2,889)
Incentive Compensation paid after October 1, 2022	(469)
Book value equity at June 30, 2023	$228,269
Incentive Compensation Hurdle (1)	$11,984

Average closing price of 30 day period ending three days prior to issuance date	$8.95

(1)
Calculated as book value equity at June 30, 2023 multiplied by 7% per annum.

The amount by which EAD (as defined in the Management Agreement) for the calendar quarters following September 30, 2022 exceeds the Incentive Compensation Hurdle is multiplied by 20% to arrive at incentive compensation for the quarter.

Liquidity and Capital Resources

Liquidity is a measurement of our ability to meet potential cash requirements, including ongoing commitments to pay dividends, fund investments, repay borrowings and provide for other general business needs, including payment of our base management fee and incentive compensation. Our ability to meet our on-going liquidity needs is subject to our ability to generate cash from operating activities, which was $24.5 million for the six months ended June 30, 2023, and our ability to maintain and/or obtain additional debt financing and equity capital together with the funds referred to below.

During the six months ended June 30, 2023, our principal sources of liquidity were: (i) gross proceeds of $95.0 million from CRE whole loan purchases by our managed CRE securitization ACR 2021-FL1, (ii) net proceeds of $30.6 million from repayments on our CRE portfolio, (iii) gross proceeds of $14.3 million from the sale of a real estate property, (iv) proceeds of $12.3 million from the purchase of loan advances by our managed CRE securitizations ACR 2021-FL1 and ACR 2021-FL2 and, (v) gross proceeds of $12.1 million from our CRE - term financing facilities. These sources of liquidity were offset by our paydowns on our senior secured and term warehouse facilities, deployments in CRE whole loans and real estate investments, repurchases of common stock, distributions on our preferred stock and ongoing operating expenses and substantially resulted in the $57.1 million of unrestricted cash we held at June 30, 2023.

The outstanding balance of our loan to ACRES Capital Corp., the parent of our Manager, was $11.1 million and $11.3 million at June 30, 2023 and December 31, 2022, respectively. The note bears interest at 3.00% per annum, payable monthly, and matures in July 2026, subject to two one-year extensions, at ACRES Capital Corp.’s option, and amortizes at a rate of $25,000 per month.

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

The issuances of ACR 2021-FL1 and ACR 2021-FL2 included 24-month reinvestment periods ending in May 2023 and December 2023, respectively, that allowed us to reinvest CRE loan payoffs and paydowns into the securitizations upon the satisfaction of certain eligibility and reinvestment criteria along with rating agency approval. The reinvestment features of the securitizations allowed us to extend the securitizations’ financing capabilities at attractive weighted-average rates by increasing the useful lives of the senior notes through the reinvestment of loan proceeds into new loans. We were also able to acquire future funding participations of the collateral in the securitizations during the reinvestment period.

We were in compliance with all of our covenants at June 30, 2023 in accordance with the terms provided in agreements with our lenders.

(Back to Index)

(Back to Index)

At June 30, 2023, we had a senior secured financing facility, term warehouse financing facilities, mortgage payable and construction loans as summarized below (in thousands, except amounts in footnotes):

	Execution Date	Maturity Date	Maximum Capacity	Facility Principal Outstanding	Availability
Senior Secured Financing Facility (1)
Massachusetts Mutual Life Insurance Company	July 2020	December 2027	$500,000	$50,995	$449,005
CRE - Term Warehouse Financing Facilities (2)
JPMorgan Chase Bank, N.A.	October 2018	October 2024	250,000	119,021	130,979
Morgan Stanley Mortgage Capital Holdings LLC	November 2021	November 2024	250,000	133,437	116,563
Mortgage Payable (3)
Readycap Commercial, LLC	April 2022	April 2025	20,375	18,854	1,521
Construction Loans (4)
Oceanview Life and Annuity Company	January 2023	February 2025	48,000	—	48,000
Florida Pace Funding Agency	January 2023	January 2053	15,500	—	15,500
Total				$322,307

(1)
Facility principal outstanding excludes deferred debt issuance costs of $3.3 million at June 30, 2023. In December 2022, we amended the previous revolving fixed rate credit facility to a floating rate term loan series structure. Each loan series will have a maturity date of five years from the issuance date for the loan series.
(2)
Facilities principal outstanding excludes accrued interest payable of $673,000 and deferred debt issuance costs of $1.9 million at June 30, 2023. In July 2023, we extended the maturity of the JPMorgan facility to July 2026.
(3)
Mortgage payable excludes deferred debt issuance costs of $362,000 at June 30, 2023.
(4)
Facility principal outstanding excludes deferred debt issuance costs of $1.9 million at June 30, 2023.

The following table summarizes the average principal outstanding during the three months ended June 30, 2023 and December 31, 2022 and the principal outstanding on our financing arrangements at June 30, 2023 and December 31, 2022 (in thousands, except amounts in footnotes):

	Three Months Ended June 30, 2023	June 30, 2023	Three Months Ended December 31, 2022	December 31, 2022
	Average Principal Outstanding	Principal Outstanding (1)(2)	Average Principal Outstanding	Principal Outstanding (1)(2)
Financing Arrangement
Senior secured financing facility	$53,054	$50,995	$88,795	$91,549
Term warehouse financing facilities - CRE loans	273,931	252,458	359,829	329,955
Total	$326,985	$303,453	$448,624	$421,504

(1)
Excludes accrued interest payable on the senior secured financing facility collateralized by CRE loans and investments in real estate of $214,000 and $202,000 at June 30, 2023 and December 31, 2022, respectively. Also excludes deferred debt issuance costs on the senior secured financing facility of $3.3 million and $3.7 million at June 30, 2023 and December 31, 2022, respectively.
(2)
Excludes accrued interest payable on term warehouse financing facilities collateralized by CRE loans of $673,000 and $894,000 and deferred debt issuance costs of $1.9 million and $2.6 million at June 30, 2023 and December 31, 2022, respectively.

(Back to Index)

(Back to Index)

The following table summarizes the maximum month-end principal outstanding on our financing arrangements during the periods presented (in thousands):

	Maximum Month-End Principal Outstanding During the
	Six Months Ended June 30, 2023	Year Ended December 31, 2022
Financing Arrangement
Senior secured financing facility	$63,314	$94,549
Term warehouse financing facilities - CRE loans	333,834	392,716

Historically, we have financed the acquisition of our investments through collateralized debt obligations ("CDO") and securitizations that essentially match the maturity and repricing dates of these financing vehicles with the maturities and repricing dates of our investments. In the past, we have derived substantial operating cash from our equity investments in our CDOs and securitizations, which will cease if the CDOs and securitizations fail to meet certain tests. Through June 30, 2023, we did not experience difficulty in maintaining our existing CDO and securitization financing and passed all of the critical tests required by these financings.

The following table sets forth the distributions received by us and coverage test summaries for our active securitizations for the periods presented (in thousands, except amount in the footnotes):

	Cash Distributions		Overcollateralization Cushion (1)		Annualized Interest Coverage Cushion (2)(3)
Name	For the Six Months Ended June 30, 2023	For the Year Ended December 31, 2022	At June 30, 2023	At the Initial Measurement Date	At June 30, 2023	Reinvestment Period End (4)
ACR 2021-FL1	$12,310	$21,141	$6,961	$6,758	$20,922	May 2023
ACR 2021-FL2	9,541	14,537	5,652	5,652	15,437	December 2023

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

The following table sets forth the distributions received by us and liquidation details for our liquidated securitizations for the periods presented (in thousands):

	Cash Distributions		Liquidation Details
Name	For the Six Months Ended June 30, 2023	For the Year Ended December 31, 2022	Liquidation Date	Remaining Assets at the Liquidation Date (1)
XAN 2020-RSO9 (2)	$—	$14,308	February 2022	$111,335
XAN 2020-RSO8	—	1,628	March 2022	171,225

(1)
The remaining assets at the liquidation date were distributed to us in exchange for our notes owned and preference shares in the respective securitization.
(2)
Cash distributions for the year ended December 31, 2022 included a principal distribution on our preference share at liquidation of $13.5 million for XAN 2020-RSO9.

At June 30, 2023, our liquidity consisted of $57.1 million of unrestricted cash and cash equivalents, $14.0 million of reinvestment cash at our CRE securitizations and $20.1 million of unlevered financeable CRE loans.

Our leverage ratio, defined as the ratio of borrowings to total equity, may vary as a result of the various funding strategies we use. At June 30, 2023 and December 31, 2022, our leverage ratio was 3.9 and 4.2 times, respectively. The leverage ratio decreased during the period due to the net decrease in borrowings in combination with a net increase to total equity.

(Back to Index)

(Back to Index)

Net Operating Losses and Loss Carryforwards

The following table sets forth the net operating losses and loss carryforwards for the periods presented (in millions):

	Tax Year Recognized	REIT (QRS) Tax Loss Carryforwards		TRS Tax Loss Carryforwards
Tax Asset Item		Operating	Capital	Operating	Capital
Net Operating Loss Carryforwards:
Cumulative as of 2021	2021 Return	$46.6	$—	$60.1	$—
Estimated - realized in 2023	2022 Return	—	—	0.1	—
Estimated - generated in 2023	2023 Return	—	—	0.8	—

Net Capital Loss Carryforwards:
Cumulative as of 2021	2021 Return	—	121.9	—	1.0
Total tax asset estimates		$46.6	$121.9	$61.0	$1.0
Useful life		Unlimited	5 years	Various	5 years

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

We also have tax assets in our taxable REIT subsidiaries (“TRS”). These tax assets are analyzed and disclosed quarterly in our financial statements. At June 30, 2023, our TRSs have $39.8 million of pre-TCJA NOLs, some of which are set to expire beginning in 2044, $21.2 million of NOLs with an indefinite carryforward period and $1.0 million of net capital losses.

Distributions

We did not pay distributions on our common shares during the six months ended June 30, 2023 as we were focused on prudently retaining and managing sufficient liquidity. As a result of losses during 2020, we received significant NOL carryforwards and net capital loss carryforwards, as finalized in our 2020 tax return. We intend to retain taxable income by utilizing our NOL carryforwards and expect to generate capital gains to use a portion of our net capital loss carryforwards, thereby growing book value and our investable equity base. As we continue to take steps necessary to stabilize our earnings available for distribution, our Board will establish a plan for the prudent resumption of the payment of common share distributions. No assurance, however, can be given as to the amounts or timing of future distributions as such distributions are subject to our earnings, financial condition, capital requirements and such other factors as our Board deems relevant.

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

(Back to Index)

(Back to Index)

Contractual Obligations and Commitments

	Contractual Commitments
	(dollars in thousands, except amounts in footnotes)
	Payments due by Period
	Total	Less than 1 year	1 - 3 years	3 - 5 years	More than 5 years
At June 30, 2023:
CRE securitizations	$1,241,372	$—	$—	$—	$1,241,372
Senior secured financing facility (1)	50,995	—	—	50,995	—
CRE - term warehouse financing facilities (2)	253,131	—	253,131	—	—
Mortgage payable (3)	18,854	—	18,854	—	—
5.75% Senior Unsecured Notes (4)	150,000	—	—	150,000	—
Unsecured junior subordinated debentures (5)	51,548	—	—	—	51,548
Lease liabilities (6)	855,337	1,608	5,572	6,088	842,069
Unfunded commitments on CRE loans (7)	128,749	31,154	97,595	—	—
Unfunded commitments on construction loan (8)	4,055	4,055	—	—	—
Base management fees (9)	6,560	6,560	—	—	—
Total	$2,760,601	$43,377	$375,152	$207,083	$2,134,989

(1)
Excludes $214,000 of accrued interest payable.
(2)
Includes $673,000 of accrued interest payable. In July 2023, we extended the JPMorgan Chase Facility to July 2026.
(3)
Excludes $94,000 of accrued interest payable.
(4)
Excludes $30.2 million of interest expense payable through maturity in August 2026.
(5)
Excludes $25.4 million and $26.4 million of estimated interest expense payable through maturity, in June 2036 and October 2036, respectively.
(6)
Lease liabilities includes a ground rent lease for a hotel property with a term of 93 years and an annual growth rate of 3%.
(7)
Unfunded commitments on our originated CRE loans generally fall into two categories: (i) pre-approved capital improvement projects and (ii) new or additional construction costs subject, in each case, to the borrower meeting specified criteria. Upon completion of the improvements or construction, we would receive additional interest income on the advanced amount. At June 30, 2023, we had unfunded commitments on 57 CRE whole loans.
(8)
In July 2023, we fully funded our commitment on the construction loan.
(9)
Base management fees presented are based on an estimate of base management fees payable to our Manager over the next 12 months. Our Management Agreement also provides for an incentive compensation arrangement that is based on operating performance. The incentive compensation is not a fixed and determinable amount, and therefore it is not included in this table.

Off-Balance Sheet Arrangements

General

At June 30, 2023, we did not maintain any relationships with unconsolidated entities or financial partnerships that were established for the purpose of facilitating off-balance sheet arrangements or contractually narrow or limited purposes, although we do have interests in unconsolidated entities not established for those purposes. Except as set forth below, at June 30, 2023, we had not guaranteed obligations of any unconsolidated entities or entered into any commitment or letter of intent to provide additional funding to any such entities.

Unfunded Commitments

In the ordinary course of business, we make commitments to borrowers whose loans are in our CRE loan portfolio to provide additional loan funding in the future. Disbursement of funds pursuant to these commitments is subject to the borrower meeting pre-specified criteria. These commitments are subject to the same underwriting requirements and ongoing portfolio maintenance as are the on-balance sheet financial investments that we hold. Since these commitments may expire without being drawn upon, the total commitment amount does not necessarily represent future cash requirements. Whole loans had $128.7 million and $158.2 million in unfunded loan commitments at June 30, 2023 and December 31, 2022, respectively. Unfunded commitments are not considered in the CECL reserve if they are unconditionally cancellable.

Additionally, we and our JV partner have commitments related to our construction of a student housing complex. We and our JV partner committed to a total funding of $31.2 million, of which $4.1 million was unfunded at June 30, 2023.

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

(Back to Index)

(Back to Index)

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

At June 30, 2023, the primary components of our market risk were credit risk, counterparty risk, financing risk, and interest rate risk, as described below. While we do not seek to avoid risk completely, we do seek to assume risk that can be quantified from historical experience, to actively manage that risk, to earn sufficient compensation to justify assuming that risk and to maintain capital levels consistent with the risk we undertake or to which we are exposed.

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

In a business environment where benchmark interest rates are increasing significantly, cash flows of the CRE assets underlying our loans may not be sufficient to pay debt service on our loans, which could result in non-performance or default. We partially mitigate this risk by generally requiring our borrowers to purchase interest rate cap agreements with non-affiliated, well-capitalized third parties and by selectively requiring our borrowers to have and maintain debt service reserves. These interest rate caps generally mature prior to the maturity date of the loan and the borrowers are required to pay to extend them. In most cases the sponsors will need to fund additional equity into the properties to cover these costs as the property may not generate sufficient cash flow to pay these costs. At June 30, 2023, 94.5% of the par value of our CRE loan portfolio had interest rate caps in place with a weighted-average maturity of nine months.

These macroeconomic conditions may persist into the future and impair our borrowers’ ability to comply with the terms under our loan agreements. We maintain a robust asset management relationship with our borrowers and have utilized these relationships to address the rising interest rates, lingering impacts of the COVID-19 pandemic, and other macroeconomic factors on our loans secured by properties experiencing cash flow pressure. While we believe the principal amounts of our loans are generally adequately protected by underlying collateral value, there is a risk that we will not realize the entire principal value of certain investments. In order to mitigate that risk, we have proactively engaged with our borrowers, particularly with those with near-term maturities, in order to maximize recovery.

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

Financing Risk

We finance our target assets using our CRE debt securitizations, a senior secured financing facility and warehouse financing facilities. Over time, as market conditions change, we may use other forms of leverage in addition to these methods of financing. Weakness or volatility in the financial markets, the CRE and mortgage markets or the economy generally could adversely affect one or more of our lenders or potential lenders and could cause one or more of our lenders or potential lenders to be unwilling or unable to provide us with financing, or to decrease the amount of our available financing, or to increase the costs of that financing.

(Back to Index)

(Back to Index)

Interest Rate Risk

Our business model is such that rising interest rates will increase our net income, while declining interest rates will decrease net income, subject to the impact of interest rate floors. At June 30, 2023, 99.8% of our CRE loan portfolio by par value earned a floating rate of interest and may be financed with liabilities that both pay interest at floating rates and that are fixed. Floating-rate loans financed with fixed rate liabilities have a negative correlation with declining interest rates to the extent of our financing. The remaining 0.2% of our CRE loan portfolio by par value earned a fixed rate of interest. To the extent that interest rate floors on our floating-rate CRE loans are in the money, our net interest will have a negative correlation with rising interest rates to the extent of those interest rate floors. Our floating-rate loan portfolio of $2.0 billion had a weighted-average benchmark floor of 0.68% at June 30, 2023.

The following table estimates the hypothetical impact on our net interest income assuming an immediate increase or decrease of 100 basis points in the applicable interest rate benchmark (in thousands, except per share data):

	Three Months Ended June 30, 2023
At June 30, 2023	100 Basis Point Decrease (4)		100 Basis Point Increase
Net Assets Subject to Interest Rate Sensitivity (1)(2)(3)	Decrease to Net Interest Income	Decrease to Net Interest Income Per Share	Increase to Net Interest Income	Increase to Net Interest Income Per Share
$371,949	$(924)	$(0.11)	$943	$0.11

(1)
Includes our floating-rate CRE loans at June 30, 2023.
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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended June 30, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

(Back to Index)

(Back to Index)

PART II

ITEM 1. LEGAL PROCEEDINGS

We may become involved in litigation on various matters due to the nature of our business activities. The resolution of these matters may result in adverse judgments, fines, penalties, injunctions and other relief against us as well as monetary payments or other agreements and obligations. In addition, we may enter into settlements on certain matters in order to avoid the additional costs of engaging in litigation. Except as discussed below, we are unaware of any contingencies arising from such litigation that would require accrual or disclosure in the consolidated financial statements at June 30, 2023.

Our subsidiary, Primary Capital Mortgage, LLC (“PCM”), is subject to potential litigation related to claims for repurchases or indemnifications on loans that PCM has sold to third parties. At June 30, 2023 and December 31, 2022, no such litigation demand was outstanding. Reserves for such litigation demands are included in the reserve for mortgage repurchases and indemnifications that totaled $1.1 million and $1.2 million at June 30, 2023 and December 31, 2022, respectively. The reserves for mortgage repurchases and indemnifications are included in liabilities held for sale on the consolidated balance sheets. At June 30, 2023, we have substantially completed disposing of PCM’s business.

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

The following table presents information about our common stock repurchases made during the six months ended June 30, 2023 in accordance with our repurchase program (dollars in thousands, except per share data):

	Common Stock
	Total Number of Shares Purchased	Average Price Paid per Share (1)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that may yet be Purchased under the Plans or Programs
January 19, 2023 - January 31, 2023	9,822	$9.78	9,822	$7,121
February 1, 2023 - February 28, 2023	24,754	9.48	24,754	6,887
March 1, 2023 - March 31, 2023	45,168	9.39	45,168	6,464
April 3, 2023 - April 28, 2023	45,645	9.48	45,645	6,032
May 1, 2023 - May 31, 2023	62,001	8.61	62,001	5,499
June 1, 2023 - June 30, 2023	27,770	8.41	27,770	5,266

(1)
The average price paid per share as reflected above includes broker fees and commissions.

ITEM 5. OTHER INFORMATION

During the three months ended June 30, 2023, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

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

(Back to Index)

(Back to Index)

99.1(e)	Amendment No. 4 to Master Repurchase Agreement, dated July 21, 2023, between RCC Real Estate SPE 8, LLC and JPMorgan Chase Bank, National Association. (43)
99.1(f)	Guarantee made by Exantas Capital Corp., as guarantor, in favor of JPMorgan Chase Bank, National Association, dated October 26, 2018. (13)
99.1(g)	First Amendment to Guarantee Agreement, dated May 6, 2020, between Exantas Capital Corp. and JPMorgan Chase Bank, National Association. (15)
99.1(h)	Amendment No. 2 To Guarantee Agreement, dated October 2, 2020 between Exantas Capital Corp. and JPMorgan Chase Bank, National Association. (19)
99.1(i)	Amendment No. 4 To Guarantee Agreement, dated November 17, 2022 between ACRES Commercial Realty Corp. and JPMorgan Chase Bank, National Association. (41)
99.1(j)	Amendment No. 5 to Guarantee Agreement, dated July 21, 2023, between ACRES Commercial Realty Corp. and JPMorgan Chase Bank, National Association. (43)
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

99.2(c)	Guaranty made by ACRES Commercial Realty Corp., as Guarantor, in favor of Morgan Stanley Mortgage Capital Holdings LLC, dated November 3, 2021. (33)
99.2(d)	Amendment No. 1 to Guaranty, dated November 18, 2022 between ACRES Commercial Realty Corp. and Morgan Stanley Mortgage Capital Holdings LLC. (41)
99.3	Material Federal Income Tax Considerations. (42)
101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document.
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File.

(Back to Index)

(Back to Index)

(1)	Filed previously as an exhibit to the Company’s Registration Statement on Form S-11, Registration No. 333-126517.
(2)	Filed previously as an exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2006.
(3)	Filed previously as an exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2006.
(4)	Filed previously as an exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2013.
(5)	Filed previously as an exhibit to the Company’s Current Report on Form 8-K filed on June 26, 2014.
(6)	Filed previously as an exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2009.
(7)	Filed previously as an exhibit to the Company’s Registration Statement on Form 8-A filed on June 9, 2014.
(8)	Filed previously as an exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2014.
(9)	Filed previously as an exhibit to the Company’s Current Report on Form 8-K filed on September 1, 2015.
(10)	Filed previously as an exhibit to the Company’s Current Report on Form 8-K filed on June 8, 2017.
(11)	Filed previously as an exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2017.
(12)	Filed previously as an exhibit to the Company’s Current Report on Form 8-K filed on May 25, 2018.
(13)	Filed previously as an exhibit to the Company’s Current Report on Form 8-K filed on October 30, 2018.
(14)	Filed previously as an exhibit to the Company’s Proxy Statement filed on April 18, 2019.
(15)	Filed previously as an exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2020.
(16)	Filed previously as an exhibit to the Company’s Current Report on Form 8-K filed on August 3, 2020.
(17)	Filed previously as an exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2020.
(18)	Filed previously as an exhibit to the Company’s Current Report on Form 8-K filed on September 22, 2020.
(19)	Filed previously as an exhibit to the Company’s Current Report on Form 8-K filed on October 7, 2020.
(20)	Filed previously as an exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2020.
(21)	Filed previously as an exhibit to the Company’s Current Report on Form 8-K filed on February 18, 2021.
(22)	Filed previously as an exhibit to the Company’s Annual Report on Form 10-K for the year ended December 31, 2020.
(23)	Filed previously as an exhibit to the Company’s Proxy Statement filed on April 12, 2021.
(24)	Filed previously as an exhibit to the Company’s Current Report on Form 8-K filed on May 21, 2021.
(25)	Filed previously as an exhibit to the Company’s Current Report on Form 8-K filed on June 1, 2021.
(26)	Filed previously as an exhibit to the Company’s Current Report on Form 8-K filed on June 9, 2021.
(27)	Filed previously as an exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2021.
(28)	Filed previously as an exhibit to the Company’s Current Report on Form 8-K filed on August 17, 2021.
(29)	Filed previously as an exhibit to the Company’s Current Report on Form 8-K filed on August 20, 2021.
(30)	Filed previously as an exhibit to the Company’s Current Report on Form 8-K filed on September 2, 2021.
(31)	Filed previously as an exhibit to the Company’s Current Report on Form 8-K filed on October 7, 2021.
(32)	Filed previously as an exhibit to the Company’s Current Report on Form 8-K filed on October 29, 2021.
(33)	Filed previously as an exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2021.
(34)	Filed previously as an exhibit to the Company’s Current Report on Form 8-K filed on February 3, 2022.
(35)	Filed previously as an exhibit to the Company’s Annual Report on Form 10-K for the year ended December 31, 2021.
(36)	Filed previously as an exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2022.
(37)	Filed previously as an exhibit to the Company’s Current Report on Form 8-K filed on July 27, 2022.
(38)	Filed previously as an exhibit to the Company’s Current Report on Form 8-K filed on August 30, 2022.
(39)	Filed previously as an exhibit to the Company’s Current Report on Form 8-K filed on January 25, 2023.
(40)	Filed previously as an exhibit to the Company’s Current Report on Form 8-K filed on December 22, 2022.
(41)	Filed previously as an exhibit to the Company’s Current Report on Form 8-K filed on November 18, 2022.
(42)	Filed previously as an exhibit to the Company’s Annual Report on Form 10-K for the year ended December 31, 2022.
(43)	Filed previously as an exhibit to the Company’s Current Report on Form 8-K filed on July 25, 2023.

(Back to Index)

(Back to Index)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ACRES COMMERCIAL REALTY CORP.
(Registrant)

August 7, 2023	By:	/s/ Mark Fogel
Mark Fogel
President & Chief Executive Officer

August 7, 2023	By:	/s/ David J. Bryant
David J. Bryant
Senior Vice President
Chief Financial Officer and Treasurer

August 7, 2023	By:	/s/ Eldron C. Blackwell
Eldron C. Blackwell
Vice President
Chief Accounting Officer

(Back to Index)