Form 10-Q
period 2023-09-30
ACRES Commercial Realty Corp.
filed 2023-11-07
CIK 1332551

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2023

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

The number of outstanding shares of the registrant’s common stock on November 6, 2023 was 8,455,131 shares.

(Back to Index)

ACRES COMMERCIAL REALTY CORP. AND SUBSIDIARIES

INDEX TO QUARTERLY REPORT

ON FORM 10-Q

		PAGE
PART I		3
Item 1:	Financial Statements	3
	Consolidated Balance Sheets – September 30, 2023 (unaudited) and December 31, 2022	3
	Consolidated Statements of Operations (unaudited) for the Three and Nine Months Ended September 30, 2023 and 2022	5
	Consolidated Statements of Comprehensive Income (Loss) (unaudited) for the Three and Nine Months Ended September 30, 2023 and 2022	6
	Consolidated Statements of Changes in Equity (unaudited) for the Three Months Ended March 31, 2023 and 2022, June 30, 2023 and 2022 and September 30, 2023 and 2022	7
	Consolidated Statements of Cash Flows (unaudited) for the Nine Months Ended September 30, 2023 and 2022	9
	Notes to Consolidated Financial Statements – September 30, 2023 (unaudited)	10
Item 2:	Management’s Discussion and Analysis of Financial Condition and Results of Operations	44
Item 3:	Quantitative and Qualitative Disclosures About Market Risk	77
Item 4:	Controls and Procedures	78
PART II		79
Item 1:	Legal Proceedings	79
Item 1A:	Risk Factors	79
Item 2:	Unregistered Sales of Equity Securities, Use of Proceeds and Issuer Purchases of Equity Securities	79
Item 5:	Other Information	80
Item 6:	Exhibits	81
SIGNATURES		85

(Back to Index)

(Back to Index)

PART I

ITEM 1. FINANCIAL STATEMENTS

ACRES COMMERCIAL REALTY CORP. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share data)

	September 30, 2023	December 31, 2022
	(unaudited)
ASSETS (1)
Cash and cash equivalents	$64,440	$66,232
Restricted cash	35,876	38,579
Accrued interest receivable	12,433	11,969
CRE loans	1,920,205	2,057,590
Less: allowance for credit losses	(27,634)	(18,803)
CRE loans, net	1,892,571	2,038,787
Loan receivable - related party	11,050	11,275
Investments in unconsolidated entities	1,548	1,548
Properties held for sale	62,163	53,769
Investments in real estate	149,180	120,968
Right of use assets	19,970	20,281
Intangible assets	8,125	8,880
Other assets	4,140	4,364
Total assets	$2,261,496	$2,376,652
LIABILITIES (2)
Accounts payable and other liabilities	$17,261	$10,391
Management fee payable - related party	1,022	898
Accrued interest payable	5,598	6,921
Borrowings	1,738,829	1,867,033
Lease liabilities	44,130	43,695
Distributions payable	3,262	3,262
Accrued tax liability	142	113
Liabilities held for sale	3,025	3,025
Total liabilities	1,813,269	1,935,338
EQUITY
Preferred stock, par value $0.001: 10,000,000 shares authorized 8.625% Fixed-to-Floating Series C Cumulative Redeemable Preferred Stock, liquidation preference $25.00 per share; 4,800,000 and 4,800,000 shares issued and outstanding	5	5
Preferred stock, par value $0.001: 6,800,000 shares authorized 7.875% Series D Cumulative Redeemable Preferred Stock, liquidation preference $25.00 per share; 4,607,857 and 4,607,857 shares issued and outstanding	5	5
Common stock, par value $0.001: 41,666,666 shares authorized; 8,448,524 and 8,708,100 shares issued and outstanding (including 416,675 and 583,333 unvested restricted shares)	8	9
Additional paid-in capital	1,173,975	1,174,202
Accumulated other comprehensive loss	(5,202)	(6,394)
Distributions in excess of earnings	(731,088)	(732,359)
Total stockholders’ equity	437,703	435,468
Non-controlling interests	10,524	5,846
Total equity	448,227	441,314
TOTAL LIABILITIES AND EQUITY	$2,261,496	$2,376,652

The accompanying notes are an integral part of these statements

(Back to Index)

(Back to Index)

ACRES COMMERCIAL REALTY CORP. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS - (Continued)

(in thousands, except share and per share data)

	September 30, 2023	December 31, 2022
	(unaudited)
(1) Assets of consolidated variable interest entities (“VIEs”) included in total assets above:
Restricted cash	$35,048	$38,180
Accrued interest receivable	8,841	8,184
CRE loans, pledged as collateral (3)	1,430,820	1,456,649
Other assets	71	119
Total assets of consolidated VIEs	$1,474,780	$1,503,132
(2) Liabilities of consolidated VIEs included in total liabilities above:
Accounts payable and other liabilities	$179	$93
Accrued interest payable	3,574	3,083
Borrowings	1,203,863	1,233,556
Total liabilities of consolidated VIEs	$1,207,616	$1,236,732

(3)
Excludes the allowance for credit losses.

The accompanying notes are an integral part of these statements

(Back to Index)

(Back to Index)

ACRES COMMERCIAL REALTY CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except share and per share data)

(unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2023	2022	2023	2022
REVENUES
Interest income:
CRE loans	$47,567	$33,856	$138,388	$83,477
Other	641	209	2,297	283
Total interest income	48,208	34,065	140,685	83,760
Interest expense	33,555	22,939	97,372	53,591
Net interest income	14,653	11,126	43,313	30,169
Real estate income	9,316	9,785	25,266	21,700
Other revenue	37	25	107	60
Total revenues	24,006	20,936	68,686	51,929
OPERATING EXPENSES
General and administrative	2,246	2,128	7,573	7,938
Real estate expenses	9,706	10,099	29,058	24,055
Management fees - related party	2,113	1,669	5,776	5,023
Equity compensation - related party	482	913	2,095	2,648
Corporate depreciation and amortization	22	21	68	64
Provision for credit losses, net	1,983	2,620	9,779	1,342
Total operating expenses	16,552	17,450	54,349	41,070
	7,454	3,486	14,337	10,859
OTHER INCOME (EXPENSE)
Loss on extinguishment of debt	—	—	—	(460)
Gain on sale of real estate	—	1,870	745	1,870
Other income	113	130	465	1,103
Total other income	113	2,000	1,210	2,513
INCOME BEFORE TAXES	7,567	5,486	15,547	13,372
Income tax expense	—	—	(129)	(280)
NET INCOME	7,567	5,486	15,418	13,092
Net income allocated to preferred shares	(4,855)	(4,855)	(14,566)	(14,566)
Net loss allocable to non-controlling interest, net of taxes	158	82	419	106
NET INCOME (LOSS) ALLOCABLE TO COMMON SHARES	$2,870	$713	$1,271	$(1,368)
NET INCOME (LOSS) PER COMMON SHARE - BASIC	$0.34	$0.08	$0.15	$(0.15)
NET INCOME (LOSS) PER COMMON SHARE - DILUTED	$0.33	$0.08	$0.15	$(0.15)
WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING - BASIC	8,456,884	8,713,256	8,469,597	8,898,159
WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING - DILUTED	8,592,556	8,758,718	8,609,679	8,898,159

The accompanying notes are an integral part of these statements

(Back to Index)

(Back to Index)

ACRES COMMERCIAL REALTY CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(in thousands)

(unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2023	2022	2023	2022
Net income	$7,567	$5,486	$15,418	$13,092
Other comprehensive income:
Reclassification adjustments associated with net unrealized losses from interest rate swaps included in net income	402	415	1,192	1,332
Total other comprehensive income	402	415	1,192	1,332
Comprehensive income before allocation to preferred shares	7,969	5,901	16,610	14,424
Net loss allocated to non-controlling interests shares	158	82	419	106
Net income allocated to preferred shares	(4,855)	(4,855)	(14,566)	(14,566)
Comprehensive income (loss) allocable to common shares	$3,272	$1,128	$2,463	$(36)

The accompanying notes are an integral part of these statements

(Back to Index)

(Back to Index)

ACRES COMMERCIAL REALTY CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

(in thousands, except share and per share data)

(unaudited)

	Common Stock
	Shares	Amount	Series C Preferred Stock	Series D Preferred Stock	Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Retained Earnings (Distributions in Excess of Earnings)	Total Stockholders’ Equity	Non-Controlling Interest	Total Equity
Balance, December 31, 2022	8,708,100	$9	$5	$5	$1,174,202	$(6,394)	$(732,359)	$435,468	$5,846	$441,314
Purchase and retirement of common stock	(79,744)	—	—	—	(756)	—	—	(756)	—	(756)
Stock-based compensation	17,780	—	—	—	170	—	—	170	—	170
Amortization of stock-based compensation	—	—	—	—	894	—	—	894	—	894
Contributions from non-controlling interests	—	—	—	—	—	—	—	—	2,332	2,332
Net income	—	—	—	—	—	—	2,439	2,439	(146)	2,293
Distributions and accrual of cumulative preferred stock dividends	—	—	—	—	—	—	(4,855)	(4,855)	—	(4,855)
Amortization of terminated derivatives	—	—	—	—	—	393	—	393	—	393
Balance, March 31, 2023	8,646,136	$9	$5	$5	$1,174,510	$(6,001)	$(734,775)	$433,753	$8,032	$441,785
Purchase and retirement of common stock	(135,416)	—	—	—	(1,200)	—	—	(1,200)	—	(1,200)
Stock-based compensation	6,875	—	—	—	65	—	—	65	—	65
Amortization of stock-based compensation	—	—	—	—	719	—	—	719	—	719
Contributions from non-controlling interests	—	—	—	—	—	—	—	—	1,533	1,533
Net income	—	—	—	—	—	—	5,673	5,673	(115)	5,558
Distributions and accrual of cumulative preferred stock dividends	—	—	—	—	—	—	(4,856)	(4,856)	—	(4,856)
Amortization of terminated derivatives	—	—	—	—	—	397	—	397	—	397
Balance, June 30, 2023	8,517,595	$9	$5	$5	$1,174,094	$(5,604)	$(733,958)	$434,551	$9,450	$444,001
Purchase and retirement of common stock	(83,297)	(1)	—	—	(728)	—	—	(729)	—	(729)
Stock-based compensation	14,226	—	—	—	127	—	—	127	—	127
Amortization of stock-based compensation	—	—	—	—	482	—	—	482	—	482
Contributions from non-controlling interests	—	—	—	—	—	—	—	—	1,232	1,232
Net income	—	—	—	—	—	—	7,725	7,725	(158)	7,567
Distributions and accrual of cumulative preferred stock dividends	—	—	—	—	—	—	(4,855)	(4,855)	—	(4,855)
Amortization of terminated derivatives	—	—	—	—	—	402	—	402	—	402
Balance, September 30, 2023	8,448,524	$8	$5	$5	$1,173,975	$(5,202)	$(731,088)	$437,703	$10,524	$448,227

The accompanying notes are an integral part of these statements

(Back to Index)

(Back to Index)

ACRES COMMERCIAL REALTY CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY - (Continued)

(in thousands, except share and per share data)

(unaudited)

	Common Stock
	Shares	Amount	Series C Preferred Stock	Series D Preferred Stock	Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Retained Earnings (Distributions in Excess of Earnings)	Total Stockholders’ Equity	Non-Controlling Interest	Total Equity
Balance, December 31, 2021	9,149,079	$9	$5	$5	$1,179,863	$(8,127)	$(723,560)	$448,195	$—	$448,195
Offering costs	—	—	—	—	(37)	—	—	(37)	—	(37)
Purchase and retirement of common stock	(314,552)	—	—	—	(3,885)	—	—	(3,885)	—	(3,885)
Amortization of stock-based compensation	—	—	—	—	744	—	—	744	—	744
Net income	—	—	—	—	—	—	2,084	2,084	—	2,084
Distributions and accrual of cumulative preferred stock dividends	—	—	—	—	—	—	(4,855)	(4,855)	—	(4,855)
Amortization of terminated derivatives	—	—	—	—	—	456	—	456	—	456
Balance, March 31, 2022	8,834,527	$9	$5	$5	$1,176,685	$(7,671)	$(726,331)	$442,702	$—	$442,702
Offering costs	—	—	—	—	(33)	—	—	(33)	—	(33)
Purchase and retirement of common stock	(237,730)	—	—	—	(2,497)	—	—	(2,497)	—	(2,497)
Stock-based compensation	333,333	—	—	—	—	—	—	—	—	—
Amortization of stock-based compensation	—	—	—	—	991	—	—	991	—	991
Contributions from non-controlling interests	—	—	—	—	—	—	—	—	5,036	5,036
Net income	—	—	—	—	—	—	5,546	5,546	(24)	5,522
Distributions and accrual of cumulative preferred stock dividends	—	—	—	—	—	—	(4,856)	(4,856)	—	(4,856)
Amortization of terminated derivatives	—	—	—	—	—	461	—	461	—	461
Balance, June 30, 2022	8,930,130	$9	$5	$5	$1,175,146	$(7,210)	$(725,641)	$442,314	$5,012	$447,326
Conversion of 4.5% convertible senior notes	—	—	—	—	4	—	—	4	—	4
Exercise of warrants at $0.03 per share	74,666	—	—	—	2	—	—	2	—	2
Purchase and retirement of common stock	(198,427)	—	—	—	(1,812)	—	—	(1,812)	—	(1,812)
Amortization of stock-based compensation	—	—	—	—	913	—	—	913	—	913
Net income	—	—	—	—	—	—	5,568	5,568	(82)	5,486
Distributions and accrual of cumulative preferred stock dividends	—	—	—	—	—	—	(4,855)	(4,855)	—	(4,855)
Amortization of terminated derivatives	—	—	—	—	—	415	—	415	—	415
Balance, September 30, 2022	8,806,369	$9	$5	$5	$1,174,253	$(6,795)	$(724,928)	$442,549	$4,930	$447,479

The accompanying notes are an integral part of these statements

(Back to Index)

(Back to Index)

ACRES COMMERCIAL REALTY CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	For the Nine Months Ended September 30,
	2023	2022
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$15,418	$13,092
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for credit losses, net	9,779	1,342
Depreciation, amortization and accretion	3,996	7,091
Amortization of stock-based compensation	2,095	2,648
Loss on the extinguishment of debt	—	460
Gain on sale of real estate	(745)	(1,870)
Changes in operating assets and liabilities	5,681	(3,761)
Net cash provided by operating activities	36,224	19,002
CASH FLOWS FROM INVESTING ACTIVITIES:
Origination and purchase of loans	(75,002)	(543,783)
Principal payments received on loans and leases	194,856	299,885
Investments in real estate	(27,434)	(75,273)
Proceeds from sale of real estate	14,309	18,729
Purchase of furniture and fixtures	—	(290)
Principal payments received on loan - related party	225	225
Net cash provided by (used in) investing activities	106,954	(300,507)
CASH FLOWS FROM FINANCING ACTIVITIES:
Repurchase of common stock	(2,684)	(8,194)
Proceeds from issuance of preferred shares (net of $69 of underwriting discounts and offering costs)	—	(69)
Proceeds from exercise of warrants	—	2
Proceeds from borrowings:
Senior secured financing facility	13,500	98,609
Warehouse financing facilities and repurchase agreements	11,970	405,560
Mortgage payable	144	18,710
Construction loans	6,106	—
Payments on borrowings:
Securitizations	(32,091)	(237,189)
Senior secured financing facility	(40,554)	(10,150)
Warehouse financing facilities and repurchase agreements	(89,704)	(94,569)
Convertible senior notes	—	(88,010)
Payment of debt issuance costs	(4,891)	(646)
Proceeds received from non-controlling interests	5,097	5,036
Distributions paid on preferred stock	(14,566)	(14,566)
Net cash (used in) provided by financing activities	(147,673)	74,524
NET DECREASE IN CASH AND CASH EQUIVALENTS AND RESTRICTED CASH	(4,495)	(206,981)
CASH AND CASH EQUIVALENTS AND RESTRICTED CASH AT BEGINNING OF PERIOD	104,811	283,931
CASH AND CASH EQUIVALENTS AND RESTRICTED CASH AT END OF PERIOD	$100,316	$76,950

The accompanying notes are an integral part of these statements

(Back to Index)

(Back to Index)

ACRES COMMERCIAL REALTY CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2023

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

Cash and Cash Equivalents

Cash and cash equivalents include cash on hand and all highly liquid investments with original maturities of three months or less at the time of purchase. At September 30, 2023 and December 31, 2022, $60.9 million and $63.3 million, respectively, of the reported cash balances exceeded the Federal Deposit Insurance Corporation and Securities Investor Protection Corporation deposit insurance limits of $250,000 per respective depository or brokerage institution. However, all of the Company’s cash deposits are held at multiple, established financial institutions, in multiple accounts associated with its parent and respective consolidated subsidiaries, to minimize credit risk exposure. The Company has not experienced, and does not expect, any losses on its cash and cash equivalents.

Restricted cash includes required account balance minimums primarily for the Company’s CRE debt securitizations as well as cash held in the syndicated corporate loan collateralized debt obligations (“CDOs”).

(Back to Index)

(Back to Index)

ACRES COMMERCIAL REALTY CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

SEPTEMBER 30, 2023

(unaudited)

The following table provides a reconciliation of cash, cash equivalents and restricted cash on the consolidated balance sheets to the total amount shown on the consolidated statements of cash flows (in thousands):

	September 30,
	2023	2022
Cash and cash equivalents	$64,440	$60,971
Restricted cash	35,876	15,979
Total cash, cash equivalents and restricted cash shown on the Company’s consolidated statements of cash flows	$100,316	$76,950

Investments in Real Estate

The Company depreciates investments in real estate and amortizes related intangible assets over the estimated useful lives of the assets as follows:

Category	Term
Building	35 to 40 years
Building improvements	8 to 35 years
Site improvements	10 years
Tenant improvements	Shorter of lease term or expected useful life
Furniture, fixtures and equipment	3 to 12 years
Right of use assets	7 to 94 years
Intangible assets	90 days to 18 years
Lease liabilities	7 to 94 years

Income Taxes

The Company recorded a full valuation allowance against its net deferred tax assets (tax effected expense of $20.8 million) at September 30, 2023, as the Company believes it is more likely than not that the deferred tax assets will not be realized. This assessment was based on the Company’s cumulative historical losses and uncertainties as to the amount of taxable income that would be generated in future years by the Company’s taxable REIT subsidiaries.

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

Following this announcement, the Company began to transition the contractual benchmark rates of existing floating-rate whole loans and borrowings to alternate rates. At September 30, 2023, the Company's entire portfolio of floating rate whole loans and floating rate borrowings have transitioned to SOFR.

(Back to Index)

(Back to Index)

ACRES COMMERCIAL REALTY CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

SEPTEMBER 30, 2023

(unaudited)

Recent Accounting Standards

Accounting Standards Adopted in 2023

In March 2022, the Financial Accounting Standards Board ("FASB") issued an amendment eliminating certain previously issued accounting guidance for troubled-debt restructurings (“TDRs”) and enhancing disclosure requirements surrounding refinancings, restructurings, and write-offs. Current GAAP provides an exception to the general recognition and measurement guidance for loan restructurings if they meet specific criteria to be considered TDRs. If a modification is a TDR, incremental expected losses are recorded in the allowance for credit losses upon modification and specific disclosures are required. The new amendment eliminates the TDR recognition and measurement guidance and requires the reporting entity to evaluate whether the modification represents a new loan or a continuation of an existing loan, consistent with accounting for other loan modifications. The amendment also requires public business entities to disclose current-period gross write-offs by year of origination for certain financing receivables and net investments in leases. The Company adopted this guidance during the nine months ended September 30, 2023 and the adoption did not have a material impact on the Company's consolidated financial statements.

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

Consolidated VIEs (the Company is the primary beneficiary)

Based on management’s analysis, the Company was the primary beneficiary of five VIEs at both September 30, 2023 and December 31, 2022 (collectively, the “Consolidated VIEs”).

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

(Back to Index)

(Back to Index)

ACRES COMMERCIAL REALTY CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

SEPTEMBER 30, 2023

(unaudited)

Creditors of the Company’s Consolidated VIEs have no recourse to the general credit of the Company, nor to each other. During the nine months ended September 30, 2023 and 2022, the Company did not provide any financial support to any of its VIEs nor does it have any requirement to do so, although it may choose to do so in the future to maximize future cash flows on such investments by the Company. There are no explicit arrangements that obligate the Company to provide financial support to any of its Consolidated VIEs.

The following table shows the classification and carrying values of assets and liabilities of the Company’s Consolidated VIEs at September 30, 2023 (in thousands):

	CRE Securitizations	Other	Total
ASSETS
Restricted cash	$34,752	$296	$35,048
Accrued interest receivable	8,841	—	8,841
CRE loans, pledged as collateral (1)	1,430,820	—	1,430,820
Other assets	15	56	71
Total assets (2)	$1,474,428	$352	$1,474,780

LIABILITIES
Accounts payable and other liabilities	$179	$—	$179
Accrued interest payable	3,574	—	3,574
Borrowings	1,203,863	—	1,203,863
Total liabilities	$1,207,616	$—	$1,207,616

(1)
Excludes allowance for credit losses.
(2)
Assets of each of the Consolidated VIEs may only be used to settle the obligations of each respective VIE.

Unconsolidated VIEs (the Company is not the primary beneficiary, but has a variable interest)

Based on management’s analysis, the Company is not the primary beneficiary of the VIEs discussed below since it does not have both (i) the power to direct the activities that most significantly impact the VIE’s economic performance and (ii) the obligation to absorb the losses of the VIE or the right to receive the benefits from the VIE, which could be significant to the VIE. Accordingly, the following VIEs are not consolidated in the Company’s financial statements at September 30, 2023. The Company continuously reassesses whether it is deemed to be the primary beneficiary of its unconsolidated VIEs. The Company’s maximum exposure to risk for each of these unconsolidated VIEs is set forth in the “Maximum Exposure to Loss” column in the table below.

Unsecured Junior Subordinated Debentures

The Company has a 100% interest in the common shares of each of Resource Capital Trust I (“RCT I”) and RCC Trust II (“RCT II”), respectively, with a value of $1.5 million in the aggregate, or 3.0% of each trust, at September 30, 2023. RCT I and RCT II were formed for the purposes of providing debt financing to the Company. The Company completed a qualitative analysis to determine whether it is the primary beneficiary of each of the trusts and determined that it was not the primary beneficiary of either trust because it does not have the power to direct the activities most significant to the trusts, which include the collection of principal and interest through servicing rights. Accordingly, neither trust is consolidated into the Company’s consolidated financial statements.

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

(Back to Index)

(Back to Index)

ACRES COMMERCIAL REALTY CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

SEPTEMBER 30, 2023

(unaudited)

The following table shows the classification, carrying value and maximum exposure to loss with respect to the Company’s unconsolidated VIEs at September 30, 2023 (in thousands):

	Unsecured Junior Subordinated Debentures	Maximum Exposure to Loss
ASSETS
Accrued interest receivable	$32	$—
Investments in unconsolidated entities	1,548	$1,548
Total assets	1,580

LIABILITIES
Accrued interest payable	425	N/A
Borrowings	51,548	N/A
Total liabilities	51,973
Net (liability) asset	$(50,393)

At September 30, 2023, there were no explicit arrangements or implicit variable interests that could require the Company to provide financial support to any of its unconsolidated VIEs.

NOTE 4 - SUPPLEMENTAL CASH FLOW INFORMATION

The following table summarizes the Company’s supplemental disclosure of cash flow information (in thousands):

	For the Nine Months Ended September 30,
	2023	2022
Supplemental cash flows:
Interest expense paid in cash	$94,433	$46,999
Income taxes paid in cash	101	180
Non-cash investing activities include the following:
Proceeds from the receipt of deed-in-lieu of foreclosure	$20,900	$14,299
Properties held for sale assets related to the receipt of deed-in-lieu of foreclosure	(20,900)	(14,299)
Non-cash financing activities include the following:
Incentive compensation paid in common stock	$362	$—
Distributions on preferred stock accrued but not paid	3,262	3,262
Capitalized interest	766	—

(Back to Index)

(Back to Index)

ACRES COMMERCIAL REALTY CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

SEPTEMBER 30, 2023

(unaudited)

NOTE 5 - LOANS

The following is a summary of the Company’s CRE loans held for investment by asset type (dollars in thousands, except amounts in footnotes):

Description	Quantity	Principal	Unamortized (Discount) Premium, net (1)	Amortized Cost	Allowance for Credit Losses	Carrying Value	Contractual Interest Rates (2)	Maturity Dates (3)(4)
At September 30, 2023:
Whole loans (5)(6)	74	$1,923,014	$(7,509)	$1,915,505	$(22,934)	$1,892,571	1M BR plus 2.86% to 1M BR plus 8.61%	December 2023 to July 2026
Mezzanine loan (5)	1	4,700	—	4,700	(4,700)	—	10.00%	June 2028
Total		$1,927,714	$(7,509)	$1,920,205	$(27,634)	$1,892,571

At December 31, 2022:
Whole loans (5)(6)	81	$2,065,504	$(12,614)	$2,052,890	$(14,103)	$2,038,787	1M BR plus 2.85% to 1M BR plus 8.50%	January 2023 to July 2026
Mezzanine loan (5)	1	4,700	—	4,700	(4,700)	—	10.00%	June 2028
Total		$2,070,204	$(12,614)	$2,057,590	$(18,803)	$2,038,787

(1)
Amounts include unamortized loan origination fees of $7.3 million and $12.3 million and deferred amendment fees of $198,000 and $308,000 at September 30, 2023 and December 31, 2022, respectively.
(2)
Benchmark rates ("BR") comprise one-month LIBOR or one-month Term SOFR. At September 30, 2023, all of the Company's whole loans used one-month Term SOFR. Weighted-average one-month benchmark rates were 5.37% and 4.21% at September 30, 2023 and December 31, 2022, respectively. Additionally, weighted-average benchmark rate floors were 0.68% at both September 30, 2023 and December 31, 2022.
(3)
Maturity dates exclude contractual extension options, subject to the satisfaction of certain terms that may be available to the borrowers.
(4)
Maturity dates exclude four and three whole loans, with amortized costs of $47.8 million and $51.6 million, in maturity default at September 30, 2023 and December 31, 2022, respectively.
(5)
Substantially all loans are pledged as collateral under various borrowings at September 30, 2023 and December 31, 2022.
(6)
CRE whole loans had $118.8 million and $158.2 million in unfunded loan commitments at September 30, 2023 and December 31, 2022, respectively. These unfunded loan commitments are advanced as the borrowers formally request additional funding and meet certain benchmarks, as permitted under the loan agreement, and any necessary approvals have been obtained.

(Back to Index)

(Back to Index)

ACRES COMMERCIAL REALTY CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

SEPTEMBER 30, 2023

(unaudited)

The following is a summary of the Company’s CRE loans held for investment by property type and geographic location (dollars in thousands):

	September 30, 2023		December 31, 2022
Property Type	Carrying Value	% of Loan Portfolio	Carrying Value	% of Loan Portfolio
Multifamily	$1,443,261	76.3%	$1,531,697	75.2%
Office (1)(2)	247,062	13.1%	269,201	13.2%
Hotel	146,144	7.7%	178,160	8.7%
Self-Storage	48,079	2.5%	51,704	2.5%
Retail (3)	8,025	0.4%	8,025	0.4%
Total	$1,892,571	100%	$2,038,787	100%

(1)
Includes three and two whole loans in maturity default with carrying values of $39.7 million and $42.5 million at September 30, 2023 and December 31, 2022, respectively.
(2)
Includes one mezzanine loan with a par value of $4.7 million that is fully reserved at both September 30, 2023 and December 31, 2022.
(3)
Comprises one whole loan in maturity default at both September 30, 2023 and December 31, 2022.

	September 30, 2023		December 31, 2022
Geographic Location	Carrying Value	% of Loan Portfolio	Carrying Value	% of Loan Portfolio
Southwest (1)	$458,684	24.2%	$472,327	23.2%
Southeast	411,790	21.8%	438,403	21.5%
Mountain	274,609	14.5%	329,828	16.2%
Mid Atlantic	242,853	12.8%	248,740	12.2%
Pacific	171,911	9.1%	191,706	9.4%
Northeast (2)	181,510	9.6%	170,236	8.3%
East North Central (3)	87,163	4.6%	125,211	6.1%
West North Central	64,051	3.4%	62,336	3.1%
Total	$1,892,571	100%	$2,038,787	100%

(1)
Includes one whole loan in maturity default with carrying values of $20.1 million and $20.7 million at September 30, 2023 and December 31, 2022, respectively.
(2)
Includes two and one whole loans in maturity default with carrying values of $13.7 million and $8.0 million at September 30, 2023 and December 31, 2022, respectively. Also includes one mezzanine loan with a par value of $4.7 million that is fully reserved at both September 30, 2023 and December 31, 2022.
(3)
Includes one whole loan in maturity default with a carrying value of $13.9 million at September 30, 2023 and one whole loan in maturity default with a carrying value of $21.7 million at December 31, 2022.

(Back to Index)

(Back to Index)

ACRES COMMERCIAL REALTY CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

SEPTEMBER 30, 2023

(unaudited)

The following is a summary of the contractual maturities of the Company’s CRE loans held for investment, at amortized cost (in thousands, except amounts in the footnotes):

Description	2023	2024	2025 and Thereafter	Total
At September 30, 2023:
Whole loans (1)	$66,932	$930,439	$870,298	$1,867,669
Mezzanine loan	—	—	4,700	4,700
Total CRE loans (2)	$66,932	$930,439	$874,998	$1,872,369

Description	2023	2024	2025 and Thereafter	Total
At December 31, 2022:
Whole loans (1)	$268,120	$882,175	$851,031	$2,001,326
Mezzanine loan	—	—	4,700	4,700
Total CRE loans (2)	$268,120	$882,175	$855,731	$2,006,026

(1)
Maturity dates exclude four and three whole loans, with amortized costs of $47.8 million and $51.6 million, in maturity default at September 30, 2023 and December 31, 2022, respectively.
(2)
At September 30, 2023, the amortized costs of the floating-rate CRE whole loans, summarized by contractual maturity assuming full exercise of the extension options, were $44.8 million, $74.8 million and $1.7 billion in 2023, 2024 and 2025 and thereafter, respectively. At December 31, 2022, the amortized costs of the floating-rate CRE whole loans, summarized by contractual maturity assuming full exercise of the extension options, were $113.8 million, $68.6 million and $1.8 billion in 2023, 2024 and 2025 and thereafter, respectively.

At September 30, 2023 and December 31, 2022, no single loan or investment represented more than 10% of the Company’s total assets, and no single investment group generated over 10% of the Company’s revenue.

Principal Paydowns Receivable

Principal paydowns receivable represents loan principal payments that have been received by the Company’s servicers and trustees but have not been remitted to the Company. At both September 30, 2023 and December 31, 2022, the Company had no loan principal paydowns receivable.

NOTE 6 - FINANCING RECEIVABLES

The following table shows the activity in the allowance for credit losses for the nine months ended September 30, 2023 and the year ended December 31, 2022 (in thousands):

	Nine Months Ended September 30, 2023	Year Ended December 31, 2022
Allowance for credit losses at beginning of period	$18,803	$8,805
Provision for credit losses	9,779	12,295
Charge offs	(948)	(2,297)
Allowance for credit losses at end of period	$27,634	$18,803

During the three and nine months ended September 30, 2023, the Company recorded provisions for expected credit losses of $2.0 million and $9.8 million, respectively, primarily driven by increased modeled portfolio credit risk related to ongoing macroeconomic uncertainty in the commercial real estate market.

In June 2023, the Company received the deed-in-lieu of foreclosure on an office loan in the East North Central region with a principal balance of $22.8 million which resulted in a charge off of $948,000 against the allowance for credit losses (see Note 7).

(Back to Index)

(Back to Index)

ACRES COMMERCIAL REALTY CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

SEPTEMBER 30, 2023

(unaudited)

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

At September 30, 2023 and December 31, 2022, the Company individually evaluated the following loans for impairment:

•
One office mezzanine loan in the Northeast region with a principal balance of $4.7 million at both September 30, 2023 and December 31, 2022. The Company fully reserved this loan in the fourth quarter of 2022, and it continues to be fully reserved at September 30, 2023. The loan entered payment default in February 2023 and has been placed on nonaccrual status.
•
One retail loan in the Northeast region, with a principal balance of $8.0 million at both September 30, 2023 and December 31, 2022, for which foreclosure was determined to be probable. The loan was modified in February 2021 to extend its maturity to December 2021 and has since entered into payment default and has been put on nonaccrual status. The loan had an as-is appraised value in excess of its principal and interest balances, and, as such, had no allowance for CECL at September 30, 2023 and December 31, 2022, respectively.
•
One office loan in the Southwest region, with a principal balance of $20.1 million and $20.7 million at September 30, 2023 and December 31, 2022, respectively, for which foreclosure was determined to be probable. The loan had an initial maturity of March 2022, was modified three times to extend its maturity to June 2022 and has since entered into payment default and has been put on nonaccrual status. However, in exchange for payments, comprising principal paydowns, interest payments and the reimbursement of certain legal fees, received between October 2022 and October 2023, the Company has agreed to temporarily defer its right to foreclose on the property until January 2024. Additionally, at both September 30, 2023 and December 31, 2022, this loan had an as-is appraised value in excess of its principal and interest balances, and, as such, had no CECL allowance.

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

SEPTEMBER 30, 2023

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

Credit risk profiles of CRE loans at amortized cost were as follows (in thousands, except amounts in the footnote):

	Rating 1	Rating 2	Rating 3	Rating 4	Rating 5	Total (1)
At September 30, 2023:
Whole loans, floating-rate	$—	$1,049,699	709,481	$128,161	$28,164	$1,915,505
Mezzanine loan	—	—	—	—	4,700	4,700
Total	$—	$1,049,699	$709,481	$128,161	$32,864	$1,920,205

At December 31, 2022:
Whole loans, floating-rate	$—	$1,635,376	$309,491	$85,226	$22,797	$2,052,890
Mezzanine loan	—	—	—	—	4,700	4,700
Total	$—	$1,635,376	$309,491	$85,226	$27,497	$2,057,590

(1)
The total amortized cost of CRE whole loans excluded accrued interest receivable of $12.4 million and $11.9 million at September 30, 2023 and December 31, 2022, respectively.

(Back to Index)

(Back to Index)

ACRES COMMERCIAL REALTY CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

SEPTEMBER 30, 2023

(unaudited)

Credit risk profiles of CRE loans by origination year at amortized cost were as follows (in thousands, except amounts in the footnotes):

	2023	2022	2021	2020	2019	Prior	Total (1)
At September 30, 2023:
Whole loans, floating-rate: (2)
Rating 2	$38,021	$307,911	$634,477	$52,711	$16,579	$—	$1,049,699
Rating 3	—	183,713	455,756	34,269	22,083	13,660	709,481
Rating 4	—	33,605	44,035	—	5,672	44,849	128,161
Rating 5	—	—	—	—	20,139	8,025	28,164
Total whole loans, floating-rate	38,021	525,229	1,134,268	86,980	64,473	66,534	1,915,505
Mezzanine loan (rating 5)	—	—	—	—	—	4,700	4,700
Total	$38,021	$525,229	$1,134,268	$86,980	$64,473	$71,234	$1,920,205

Current Period Gross Write-Offs	$—	$—	$—	$—	$(948)	$—	$(948)

	2022	2021	2020	2019	2018	Prior	Total (1)
At December 31, 2022:
Whole loans, floating-rate: (2)
Rating 2	$526,606	$1,003,060	$64,944	$26,977	$13,789	$—	$1,635,376
Rating 3	—	192,490	44,657	27,881	44,463	—	309,491
Rating 4	—	—	—	20,742	64,484	—	85,226
Rating 5	—	—	—	22,797	—	—	22,797
Total whole loans, floating-rate	526,606	1,195,550	109,601	98,397	122,736	—	2,052,890
Mezzanine loan (rating 5)	—	—	—	—	4,700	—	4,700
Total	$526,606	$1,195,550	$109,601	$98,397	$127,436	$—	$2,057,590

(1)
The total amortized cost of CRE whole loans excluded accrued interest receivable of $12.4 million and $11.9 million at September 30, 2023 and December 31, 2022, respectively.
(2)
Acquired CRE whole loans are grouped within each loan’s year of origination.

At both September 30, 2023 and December 31, 2022, the Company had one additional mezzanine loan included in other assets held for sale that had no carrying value.

(Back to Index)

(Back to Index)

ACRES COMMERCIAL REALTY CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

SEPTEMBER 30, 2023

(unaudited)

Loan Portfolio Aging Analysis

The following table presents the CRE loan portfolio aging analysis at the dates indicated for CRE loans at amortized cost (in thousands, except amounts in footnotes):

	30-59 Days	60-89 Days	Greater than 90 Days (1)	Total Past Due	Current (2)	Total Loans Receivable (3)	Total Loans > 90 Days and Accruing
At September 30, 2023:
Whole loans, floating-rate	$5,672	$—	$28,164	$33,836	$1,881,669	$1,915,505	$—
Mezzanine loan (4)	4,700	—	—	4,700	—	4,700	—
Total	$10,372	$—	$28,164	$38,536	$1,881,669	$1,920,205	$—

At December 31, 2022:
Whole loans, floating-rate	$—	$—	$28,767	$28,767	$2,024,123	$2,052,890	$—
Mezzanine loan (4)	—	—	—	—	4,700	4,700	—
Total	$—	$—	$28,767	$28,767	$2,028,823	$2,057,590	$—

(1)
During the three and nine months ended September 30, 2023, the Company recognized interest income of $806,000 and $2.6 million, respectively, on two CRE whole loans with a principal payment past due greater than 90 days at September 30, 2023. During the three and nine months ended September 30, 2022, the Company recognized interest income of $409,000 and $1.1 million, respectively, on two CRE whole loans with a principal payment past due greater than 90 days at September 30, 2023.
(2)
Includes one CRE whole loan with an amortized cost of $14.0 million in maturity default at September 30, 2023 and one CRE whole loan with an amortized cost of $22.8 million in maturity default at December 31, 2022.
(3)
The total amortized cost of CRE whole loans excluded accrued interest receivable of $12.4 million and $11.9 million at September 30, 2023 and December 31, 2022, respectively.
(4)
Fully reserved at both September 30, 2023 and December 31, 2022.

At September 30, 2023, the Company had four CRE whole loans, with total amortized costs of $47.8 million, and one mezzanine loan, with a total amortized cost of $4.7 million, in payment default. At September 30, 2023, the Company had one CRE whole loan, with a total amortized cost of $44.8 million, that was placed on nonaccrual status. At December 31, 2022, the Company had three CRE whole loans, with total amortized costs of $51.6 million, in payment default.

Modifications

During the nine months ended September 30, 2023, the Company did not enter into any loan modifications for borrowers that are experiencing financial difficulty. During the nine months ended September 30, 2022, the Company entered into three agreements that extended one CRE whole loan for a borrower experiencing financial difficulty. At September 30, 2022, this loan had an amortized cost of $21.8 million, which represented 1.0% of the total amortized cost of the portfolio.

NOTE 7 - INVESTMENTS IN REAL ESTATE AND OTHER ACQUIRED ASSETS AND ASSUMED LIABILITIES

At September 30, 2023, the Company held investments in six real estate properties, four of which are included in investments in real estate, and two of which are included in properties held for sale on the consolidated balance sheets.

In February 2023, the Company sold a hotel property in the Northeast region that was previously designated as a property held for sale. The hotel property sold for $15.1 million with selling costs of $845,000, resulting in a gain of $745,000.

(Back to Index)

(Back to Index)

ACRES COMMERCIAL REALTY CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

SEPTEMBER 30, 2023

(unaudited)

In June 2023, the Company received the deed-in-lieu of foreclosure on an office property in the East North Central region. The Company determined that the acquisition of the property should be accounted for as an asset acquisition, and the acquisition-date fair value of $20.9 million was determined using a third-party valuation. Additionally on the date of transfer, the Company acquired cash and receivables and assumed trade payables, resulting in a charge off of the loan against the Company's allowance for credit losses of $948,000. At September 30, 2023, the property was reported as property held for sale on the consolidated balance sheets.

(Back to Index)

(Back to Index)

ACRES COMMERCIAL REALTY CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

SEPTEMBER 30, 2023

(unaudited)

The following table summarizes the book value of the Company’s investments in real estate and properties held for sale (in thousands, except amounts in the footnotes):

	September 30, 2023			December 31, 2022
	Cost Basis	Accumulated Depreciation & Amortization	Carrying Value	Cost Basis	Accumulated Depreciation & Amortization	Carrying Value
Assets:
Investments in real estate, equity:
Investments in real estate (1)	$153,522	$(4,342)	$149,180	$123,219	$(2,251)	$120,968
Right of use assets (2)(3)	19,664	(410)	19,254	19,664	(205)	19,459
Intangible assets (4)	11,474	(3,349)	8,125	11,474	(2,594)	8,880
Subtotal	184,660	(8,101)	176,559	154,357	(5,050)	149,307

Investments in real estate from lending activities:
Properties held for sale (5)	62,163	—	62,163	53,769	—	53,769
Total	246,823	(8,101)	238,722	208,126	(5,050)	203,076

Liabilities:
Investments in real estate, equity:
Mortgage payable	18,233	311	18,544	18,089	155	18,244
Construction loans payable	4,210	810	5,020	—	—	—
Other liabilities	247	(210)	37	247	(183)	64
Lease liabilities (3)(6)	43,261	109	43,370	43,260	(393)	42,867
Subtotal	65,951	1,020	66,971	61,596	(421)	61,175

Investments in real estate from lending activities:
Liabilities held for sale (7)	3,025	—	3,025	3,025	—	3,025
Total	68,976	1,020	69,996	64,621	(421)	64,200

Total net investments in real estate and properties held for sale (8)	$177,847		$168,726	$143,505		$138,876

(1)
Includes $38.4 million of land, which is not depreciable, at September 30, 2023 and December 31, 2022, respectively. Also includes $35.8 million of construction in progress, which is also not depreciable until placed in service, at September 30, 2023. There was no construction in progress at December 31, 2022.
(2)
Primarily comprises a $18.9 million right of use asset, associated with an acquired ground lease of $42.8 million (see below) accounted for as an operating lease at September 30, 2023. At December 31, 2022, the value of the right of use asset was $19.0 million associated to the ground lease with a value of $42.4 million. Amortization is booked to real estate expenses on the consolidated statements of operations.
(3)
Refer to Note 8 for additional information on the Company’s remaining operating leases.
(4)
Primarily comprises a franchise intangible of $4.8 million and $5.3 million, a management contract intangible of $3.0 million and $3.1 million, and a customer list intangible of $268,000 and $427,000 at September 30, 2023 and December 31, 2022, respectively.
(5)
At December 31, 2022, properties held for sale included two properties originally acquired in November 2020 and July 2022. At September 30, 2023, properties held for sale included the November 2020 acquisition, as well as the property acquired via deed-in-lieu of foreclosure in June 2023.
(6)
Primarily comprises a $42.8 million ground lease with a remaining term of 93 years. Lease expense for the nine months ended September 30, 2023 was $2.0 million.
(7)
Comprises an operating lease liability.
(8)
Excludes items of working capital, either acquired or assumed.

The Company acquired a ground lease with its equity investment in a hotel property in April 2022. This ground lease has an associated above-market lease intangible liability. The ground lease confers the Company the right to use the land on which its hotel operates, and the ground lease payments increase 3.00% per year until 2116. The Company acquired the original 99-year lease with 94 years remaining during the second quarter of 2022. At September 30, 2023, 93 years remain in its term.

(Back to Index)

(Back to Index)

ACRES COMMERCIAL REALTY CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

SEPTEMBER 30, 2023

(unaudited)

The Company recorded lease payments of $439,000 and $1.3 million for the three and nine months ended September 30, 2023, respectively, and $426,000 and $839,000 for the three and nine months ended September 30, 2022, respectively. The Company recorded amortization of $51,000 and $153,000 during the three and nine months ended September 30, 2023, respectively, related to the right of use asset and accretion of $620,000 and $1.8 million during the three and nine months ended September 30, 2023, respectively, related to its ground lease liability. The Company recorded amortization of $51,000 and $102,000 during the three and nine months ended September 30, 2022, respectively, related to the right of use asset and accretion of $114,000 and $228,000 during the three and nine months ended September 30, 2022, respectively, related to its ground lease liability.

During the three and nine months ended September 30, 2023, the Company recorded amortization expense of $252,000 and $755,000, respectively, on its intangible assets. During the three and nine months ended September 30, 2022, the Company recorded amortization expense of $300,000 and $1.7 million, respectively, on its intangible assets. The Company expects to record additional amortization expense of $243,000 during the remainder of fiscal year 2023. The Company also expects to record amortization expense of $961,000, $793,000, $748,000, $748,000, and $748,000 during the 2024, 2025, 2026, 2027 and 2028 fiscal years, respectively, on its intangible assets.

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
•
Office equipment: payments are made on a fixed schedule.

The following table summarizes the Company’s operating leases (in thousands):

	September 30, 2023	December 31, 2022
Operating Leases:
Right of use assets	$716	$822
Lease liabilities	$(760)	$(828)

Weighted average remaining lease term:	6.0 years	6.7 years
Weighted average discount rate (1):	8.70%	8.71%

(1)
The market discount rate is used, when readily determinable, in calculating the present value of lease payments for the operating lease liability. Otherwise, the incremental borrowing rate on the commencement date is used.

The following table summarizes the Company’s operating lease costs and cash payments for the periods presented (in thousands):

	Three Months Ended September 30, 2023	Three Months Ended September 30, 2022	Nine Months Ended September 30, 2023	Nine Months Ended September 30, 2022
Lease Cost:
Operating lease cost	$39	$25	$154	$73

Other Information:
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from operating leases	$38	$24	$113	$70

(Back to Index)

(Back to Index)

ACRES COMMERCIAL REALTY CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

SEPTEMBER 30, 2023

(unaudited)

The following table summarizes the Company’s operating leases cash flow obligations on an undiscounted, annual basis (in thousands):

Operating Leases
2023	$38
2024	155
2025	159
2026	163
2027	167
Thereafter	303
Subtotal	985
Less: impact of discount	(225)
Total	$760

NOTE 9 - INVESTMENTS IN UNCONSOLIDATED ENTITIES

The Company’s investments in unconsolidated entities at September 30, 2023 and December 31, 2022 comprised a 100% interest in the common shares of RCT I and RCT II with a value of $1.5 million in the aggregate, or 3.0% of each trust. The Company records its investments in RCT I’s and RCT II’s common shares as investments in unconsolidated entities using the cost method, recording dividend income when declared by RCT I and RCT II.

During the three and nine months ended September 30, 2023, the Company recorded dividends from its investments in RCT I’s and RCT II’s common shares, reported in other revenue on the consolidated statement of operations, of $37,000 and $107,000, respectively. During the three and nine months ended September 30, 2022, the Company recorded dividends of $25,000 and $60,000, respectively.

(Back to Index)

(Back to Index)

ACRES COMMERCIAL REALTY CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

SEPTEMBER 30, 2023

(unaudited)

NOTE 10 - BORROWINGS

The Company historically has financed the acquisition of its investments, including investment securities and loans, through the use of secured and unsecured borrowings. Certain information with respect to the Company’s borrowings is summarized in the following table (dollars in thousands, except amounts in the footnotes):

	Principal Outstanding	Unamortized Issuance Costs and Discounts	Outstanding Borrowings	Weighted Average Borrowing Rate	Weighted Average Remaining Maturity	Value of Collateral
At September 30, 2023:
ACR 2021-FL1 Senior Notes	$643,132	$2,639	$640,493	6.95%	12.7 years	$770,552
ACR 2021-FL2 Senior Notes	567,000	3,631	563,369	7.25%	13.3 years	700,000
Senior secured financing facility	64,495	3,112	61,383	9.11%	4.3 years	154,633
CRE - term warehouse financing facilities (1)	253,114	2,620	250,494	8.02%	1.9 years	378,385
Mortgage payable	18,854	310	18,544	9.13%	1.5 years	25,400
Construction loans:
Oceanview Life and Annuity Company	1,269	1,618	(349)	11.34%	1.4 years
Florida Pace Funding Agency	5,369	—	5,369	7.26%	29.8 years
Total Construction loans	6,638	1,618	5,020			42,873
5.75% Senior Unsecured Notes	150,000	2,022	147,978	5.75%	2.9 years	—
Unsecured junior subordinated debentures	51,548	—	51,548	9.53%	12.9 years	—
Total	$1,754,781	$15,952	$1,738,829	7.28%	10.1 years	$2,071,843

	Principal Outstanding	Unamortized Issuance Costs and Discounts	Outstanding Borrowings	Weighted Average Borrowing Rate	Weighted Average Remaining Maturity	Value of Collateral
At December 31, 2022:
ACR 2021-FL1 Senior Notes	$675,223	$3,826	$671,397	5.81%	13.5 years	$802,643
ACR 2021-FL2 Senior Notes	567,000	4,841	562,159	6.13%	14.1 years	700,000
Senior secured financing facility	91,549	3,659	87,890	7.94%	5.0 years	196,837
CRE - term warehouse financing facilities (1)	330,849	2,561	328,288	6.85%	1.8 years	453,550
Mortgage payable	18,710	466	18,244	8.08%	2.3 years	25,400
5.75% Senior Unsecured Notes	150,000	2,493	147,507	5.75%	3.6 years	—
Unsecured junior subordinated debentures	51,548	—	51,548	8.52%	13.7 years	—
Total	$1,884,879	$17,846	$1,867,033	6.29%	10.3 years	$2,178,430

(1)
Principal outstanding includes accrued interest payable of $754,000 and $894,000 at September 30, 2023 and December 31, 2022, respectively.

(Back to Index)

(Back to Index)

ACRES COMMERCIAL REALTY CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

SEPTEMBER 30, 2023

(unaudited)

Securitizations

The following table sets forth certain information with respect to the Company’s consolidated securitizations at September 30, 2023 (in thousands, except amount in footnotes):

	Closing Date	Maturity Date	Reinvestment Period End (1)	Total Note Paydowns from Closing Date through September 30, 2023
ACR 2021-FL1	May 2021	June 2036	May 2023	$32,091
ACR 2021-FL2	December 2021	January 2037	December 2023	$—

(1)
The reinvestment period is the period in which principal proceeds received may be used to acquire CRE loans for reinvestment into the securitization.

The investments held by the Company’s securitizations collateralize the securitizations’ borrowings and, as a result, are not available to the Company, its creditors, or stockholders. All senior notes of the securitizations held by the Company at both September 30, 2023 and December 31, 2022 were eliminated in consolidation.

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

SEPTEMBER 30, 2023

(unaudited)

Financing Arrangements

Borrowings under the Company’s senior secured financing facility, term warehouse financing facilities, mortgage payable and construction loans are guaranteed by the Company or one or more of its subsidiaries. The following table sets forth certain information with respect to the Company’s financing arrangements (dollars in thousands, except amounts in footnotes):

	September 30, 2023				December 31, 2022
	Outstanding Borrowings	Value of Collateral	Number of Positions as Collateral	Weighted Average Interest Rate	Outstanding Borrowings	Value of Collateral	Number of Positions as Collateral	Weighted Average Interest Rate
Senior Secured Financing Facility
Massachusetts Mutual Life Insurance Company (1)	$61,383	$154,633	7	9.11%	$87,890	$196,837	8	7.94%

CRE - Term Warehouse Financing Facilities (2)
JPMorgan Chase Bank, N.A. (3)	117,637	187,106	8	7.99%	186,783	255,095	11	6.74%
Morgan Stanley Mortgage Capital Holdings LLC (4)	132,857	191,279	9	8.05%	141,505	198,455	10	7.00%

Mortgage Payable
Readycap Commercial, LLC (5)	18,544	25,400	1	9.13%	18,244	25,400	1	8.08%

Construction Loans (6)
Oceanview Life and Annuity Company (7)	(349)			11.34%	—			—%
Florida Pace Funding Agency	5,369			7.26%	—			—%
Total Construction Loans	5,020	42,873	1		—	—	—

Total	$335,441	$601,291			$434,422	$675,787

(1)
Includes $3.1 million and $3.7 million of deferred debt issuance costs at September 30, 2023 and December 31, 2022, respectively.
(2)
Outstanding borrowings include accrued interest payable.
(3)
Includes $1.8 million and $1.1 million of deferred debt issuance costs at September 30, 2023 and December 31, 2022, respectively.
(4)
Includes $840,000 and $1.4 million of deferred debt issuance costs at September 30, 2023 and December 31, 2022, respectively.
(5)
Includes $310,000 and $466,000 of deferred debt issuance costs at September 30, 2023 and December 31, 2022, respectively.
(6)
Outstanding borrowings are collateralized by a student housing construction project.
(7)
Includes $1.6 million of deferred debt issuance costs at September 30, 2023.

(Back to Index)

(Back to Index)

ACRES COMMERCIAL REALTY CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

SEPTEMBER 30, 2023

(unaudited)

The following table shows information about the amount at risk under the Company's financing arrangements (dollars in thousands):

	Amount at Risk	Weighted Average Remaining Maturity	Weighted Average Interest Rate
At September 30, 2023:
Senior Secured Financing Facility (1)
Massachusetts Mutual Life Insurance Company	$90,437	4.3 years	9.11%
CRE - Term Warehouse Financing Facilities (1)
JPMorgan Chase Bank, N. A.	$69,017	2.8 years	7.99%
Morgan Stanley Mortgage Capital Holdings LLC	$58,942	1.1 years	8.05%
Mortgage Payable (2)
Readycap Commercial, LLC	$6,450	1.5 years	9.13%
Construction Loans (3)(4)
Oceanview Life and Annuity Company		1.4 years	11.34%
Florida Pace Funding Agency		29.8 years	7.26%
Total Construction Loans	$36,235

(1)
Equal to the total of the estimated fair value of securities or loans sold and accrued interest receivable, minus the total of the warehouse financing agreement liabilities and accrued interest payable.
(2)
Equal to the total of the estimated fair value of real estate property investment financed, minus the total of the mortgage payable agreement liability and accrued interest payable.
(3)
Equal to the total of the estimated fair value of real estate property investment financed, minus the total of the construction loans agreement liabilities and accrued interest payable.
(4)
Outstanding borrowings are collateralized by a student housing construction project.

The Company was in compliance with all financial covenants in each of the respective agreements at September 30, 2023 and December 31, 2022.

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

SEPTEMBER 30, 2023

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

In October 2018, an indirect, wholly-owned subsidiary of the Company entered into a master repurchase agreement (the “JPMorgan Chase Facility”) with JP Morgan Chase to finance the origination of CRE loans. At September 30, 2023, this facility has been amended six times to amend various terms. The JPMorgan Chase Facility has a maximum facility amount of $250.0 million, charges interest of one-month Term SOFR plus market spreads and matures in July 2026. In July 2023, this facility was amended to extend the amendments to (i) EBITDA to Interest Expense ratio (as defined in the JPM Guarantee), (ii) maximum ratio of Total Indebtedness to its Total Equity (as defined in the JPM Guarantee), and (iii) minimum unencumbered Liquidity requirement (as defined in the JPM Guarantee), each through the quarter ending December 2024.

In November 2021, an indirect, wholly-owned subsidiary of the Company entered into a master repurchase and securities contract agreement (the “Morgan Stanley Facility”) with Morgan Stanley Mortgage Capital Holdings LLC (“Morgan Stanley”) to finance the origination of CRE loans. At September 30, 2023, this facility has been amended two times to amend various terms. The Morgan Stanley Facility has a maximum facility amount of $250.0 million, charges interest of one-month Term SOFR plus market spreads and matures in November 2024. The Company also has the right to request a one-year extension. In November 2023, this facility was amended to extend the amendments to (i) EBITDA to interest expense ratio, (ii) maximum ratio of total indebtedness to its total equity and (iii) minimum unencumbered liquidity requirement, each through the quarter ending December 2024. See Part II, Item 5 "Other Information".

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

In addition to the Construction Loan, Chapel Drive East, LLC, entered into a financing agreement with Florida Pace Funding Agency to fund energy efficient building improvements and has a maximum principal balance of $15.5 million. This agreement charges fixed interest of 7.26% and matures in July 2053. Until July 2024, accrued interest will be added to the principal balance. The Company does not guarantee this financing agreement.

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

SEPTEMBER 30, 2023

(unaudited)

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

During the nine months ended September 30, 2022, the Company repurchased $39.8 million of its 4.50% Convertible Senior Notes, resulting in a charge to earnings of $574,000, comprising an extinguishment of debt charge of $460,000 in connection with the acceleration of the market discount and interest expense of $114,000 in connection with the acceleration of deferred debt issuance costs. In August 2022, the remaining $48.2 million of the 4.50% Convertible Senior Notes were paid off upon maturity at par.

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

There were no unamortized debt issuance costs associated with the junior subordinated debentures for RCT I and RCT II outstanding at September 30, 2023 and December 31, 2022. The interest rates for RCT I and RCT II, at September 30, 2023, were 9.49% and 9.58%, respectively. The interest rates for RCT I and RCT II, at December 31, 2022, were 8.68% and 8.36%, respectively.

(Back to Index)

(Back to Index)

ACRES COMMERCIAL REALTY CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

SEPTEMBER 30, 2023

(unaudited)

Contractual maturity dates of the Company’s borrowings’ principal outstanding by category and year are presented in the table below (in thousands):

	Total	2024	2025	2026	2027	2028 and Thereafter
At September 30, 2023:
CRE securitizations	$1,210,132	$—	$—	$—	$—	$1,210,132
Senior Secured Financing Facility	64,495	—	—	—	50,995	13,500
CRE - term warehouse financing facilities (1)	253,114	133,697	—	119,417	—	—
Mortgage payable	18,854	—	18,854	—	—	—
Construction loans	6,638	—	1,269	—	—	5,369
5.75% Senior Unsecured Notes	150,000	—	—	150,000	—	—
Unsecured junior subordinated debentures	51,548	—	—	—	—	51,548
Total	$1,754,781	$133,697	$20,123	$269,417	$50,995	$1,280,549

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

On October 4, 2021, the Company and the Manager entered into an Equity Distribution Agreement with JonesTrading Institutional Services LLC, as placement agent (“JonesTrading”), pursuant to which the Company may issue and sell from time to time up to 2.2 million shares of the Series D Preferred Stock. Sales of the Series D Preferred Stock may be made in transactions that are deemed to be “at the market” offerings, as defined in Rule 415 of the Securities Act of 1933, as amended, including without limitation, sales made directly on the New York Stock Exchange, on any other existing trading market for the shares or to or through a market maker. Subject to the terms of the Company’s notice, JonesTrading may also sell the shares by any other method permitted by law, including but not limited to in privately negotiated transactions. The Company will pay JonesTrading a commission up to 3.0% of the gross proceeds from the sales of the Series D Preferred Stock pursuant to the agreement. The terms and conditions of the agreement include various representations and warranties, conditions to closing, indemnification rights and obligations of the parties and termination provisions. During the nine months ended September 30, 2023, the Company did not issue any Series D Preferred Stock through this agreement. During the year ended December 31, 2022, the Company did not issue any Series D Preferred Stock through this agreement.

On or after July 30, 2024, the Company may, at its option, redeem its 8.625% Fixed-to-Floating Series C Cumulative Redeemable Preferred Stock (“Series C Preferred Stock”), in whole or in part, at any time and from time to time, for cash at $25.00 per share, plus accrued and unpaid dividends, if any, to the redemption date. Effective July 30, 2024 and thereafter, the Company will pay cumulative dividends on the Series C Preferred Stock at a floating rate equal to the three-month LIBOR replacement rate plus 5.927% per annum based on the $25.00 liquidation preference, provided that such floating rate shall not be less than the initial rate of 8.625% at any date of determination.

At September 30, 2023, the Company had 4.8 million shares of Series C Preferred Stock and 4.6 million shares of Series D Preferred Stock outstanding, with weighted average issuance prices, excluding offering costs, of $25.00.

In March 2016, the board of directors (the “Board”) approved a securities repurchase plan, and in November 2020, the Board reauthorized and approved the continued use of this plan to repurchase up to $20.0 million of the outstanding shares of the Company’s

(Back to Index)

(Back to Index)

ACRES COMMERCIAL REALTY CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

SEPTEMBER 30, 2023

(unaudited)

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

During the nine months ended September 30, 2023 and 2022, the Company repurchased $2.7 million and $8.2 million of its common stock, respectively, representing 298,000 and 750,709 shares, respectively. At September 30, 2023, $4.5 million remains available under the November 2021 repurchase plan.

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

On July 31, 2020, concurrently with the issuance of the 12.00% Senior Unsecured Notes, the Company issued to Oaktree warrants to purchase 391,995 shares of common stock for an aggregate purchase price of $42.0 million and issued to MassMutual warrants to purchase 74,666 shares of common stock for an aggregate purchase price of $8.0 million. The warrants are recorded in additional paid-in capital on the consolidated balance sheets at their fair value of $3.1 million at issuance. The warrants are immediately exercisable on issuance and expire seven years from the issuance date. The warrants can be exercised with cash or as a net exercise. In July 2022, MassMutual exercised their warrants to purchase 74,666 shares. At September 30, 2023, the Oaktree warrants have not been exercised.

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

The Company recognized stock-based compensation expense of $482,000 and $2.1 million, respectively, during the three and nine months ended September 30, 2023 and $913,000 and $2.6 million, respectively, during the three and nine months ended September 30, 2022.

The following table summarizes the Company’s restricted common stock transactions:

	Manager	Directors	Total Number of Shares	Weighted-Average Grant-Date Fair Value
Unvested shares at January 1, 2023	524,999	58,334	583,333	$14.22
Issued	38,881	—	38,881	8.95
Vested	(188,879)	(16,660)	(205,539)	13.55
Unvested shares at September 30, 2023	375,001	41,674	416,675	$14.07

(Back to Index)

(Back to Index)

ACRES COMMERCIAL REALTY CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

SEPTEMBER 30, 2023

(unaudited)

The unvested restricted common stock shares are expected to vest during the following years:

Shares
2023	—
2024	166,658
2025	166,671
2026	83,346
Total	416,675

At September 30, 2023, total unrecognized compensation costs relating to unvested restricted stock was $2.4 million based on the grant date fair value of shares granted. The cost is expected to be recognized over a weighted average period of 2.2 years.

Under the Company’s Fourth Amended and Restated Management Agreement, as amended (“Management Agreement”), incentive compensation is paid quarterly. Up to 75% of the incentive compensation may be paid in cash and at least 25% must be paid in the form of an award of common stock, recorded in management fees on the consolidated statements of operations. During the three and nine months ended September 30, 2023, the Company incurred incentive compensation expense payable to the Manager of $473,000 and $857,000, respectively, of which 50% was payable in cash and 50% was payable in common stock. At September 30, 2023, $473,000 was included in Management fee payable - related party on the consolidated balance sheets. No incentive compensation was paid to the Manager for the three and nine months ended September 30, 2022.

The Company issued 38,881 shares of common stock during the nine months ended September 30, 2023, pertaining to the portions of the fourth quarter 2022, first quarter 2023 and second quarter 2023 incentive compensation that was payable in shares. In October 2023, the Company issued 30,320 shares of common stock pertaining to the portion of the third quarter 2023 incentive compensation that was payable at September 30, 2023. Shares of common stock issued under the Management Agreement for incentive compensation vest immediately upon issuance.

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

SEPTEMBER 30, 2023

(unaudited)

NOTE 13 - EARNINGS PER SHARE

The following table presents a reconciliation of basic and diluted losses per common share for the periods presented (dollars in thousands, except per share amounts):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2023	2022	2023	2022
Net income	$7,567	$5,486	$15,418	$13,092
Net income allocated to preferred shares	(4,855)	(4,855)	(14,566)	(14,566)
Net loss allocable to non-controlling interest, net of taxes	158	82	419	106
Net income (loss) allocable to common shares	$2,870	$713	$1,271	$(1,368)

Weighted average number of common shares outstanding:
Weighted average number of common shares outstanding - basic	8,064,889	8,312,334	8,077,602	8,453,652
Weighted average number of warrants outstanding (1)	391,995	400,922	391,995	444,507
Total weighted average number of common shares outstanding - basic	8,456,884	8,713,256	8,469,597	8,898,159
Effect of dilutive securities - unvested restricted stock	135,672	45,462	140,082	—
Weighted average number of common shares outstanding - diluted	8,592,556	8,758,718	8,609,679	8,898,159

Net income (loss) per common share - basic	$0.34	$0.08	$0.15	$(0.15)
Net income (loss) per common share - diluted	$0.33	$0.08	$0.15	$(0.15)

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

For the three and nine months ended September 30, 2023 and 2022, the Company did not pay any common share distributions.

(Back to Index)

(Back to Index)

ACRES COMMERCIAL REALTY CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

SEPTEMBER 30, 2023

(unaudited)

The following tables present distributions declared (on a per share basis) for the nine months ended September 30, 2023 and the year ended December 31, 2022 with respect to the Company's Series C Preferred Stock and Series D Preferred Stock:

	Series C Preferred Stock			Series D Preferred Stock
	Date Paid	Total Distribution Paid	Distribution Per Share	Date Paid	Total Distribution Paid	Distribution Per Share
		(in thousands)			(in thousands)
2023
September 30	October 30	$2,587	$0.5390625	October 30	$2,268	$0.4921875
June 30	July 31	2,588	0.5390625	July 31	2,268	0.4921875
March 31	May 1	2,587	0.5390625	May 1	2,268	0.4921875
2022
December 31	January 30, 2023	$2,587	$0.5390625	January 30, 2023	$2,268	$0.4921875
September 30	October 31	2,587	0.5390625	October 31	2,268	0.4921875
June 30	August 1	2,588	0.5390625	August 1	2,268	0.4921875
March 31	May 2	2,588	0.5390625	May 2	2,268	0.4921875

NOTE 15 - ACCUMULATED OTHER COMPREHENSIVE LOSS

The following table presents the changes in net unrealized loss on derivatives, the sole component of accumulated other comprehensive loss, for the nine months ended September 30, 2023 (in thousands):

Accumulated Other Comprehensive Loss - Net Unrealized Loss on Derivatives
Balance at January 1, 2023	$(6,394)
Amounts reclassified from accumulated other comprehensive loss (1)	1,192
Balance at September 30, 2023	$(5,202)

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

Effective on July 31, 2020, the Company has a Management Agreement with the Manager pursuant to which the Manager provides the day-to-day management of the Company’s operations and receives management fees. On July 31, 2023, this agreement was automatically renewed for a one year term pursuant to the agreement. For the three and nine months ended September 30, 2023, the Manager earned base management fees of $1.6 million and $4.9 million, respectively. For the three and nine months ended September 30, 2022, the Manager earned base management fees of $1.7 million and $5.0 million, respectively.

For the three and nine months ended September 30, 2023, the Manager earned incentive management fees of $473,000 and $857,000, of which 50% was payable in cash and 50% was payable in common stock. No incentive compensation was earned for the three and nine months ended September 30, 2022.

(Back to Index)

(Back to Index)

ACRES COMMERCIAL REALTY CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

SEPTEMBER 30, 2023

(unaudited)

At September 30, 2023 and December 31, 2022, $549,000 and $558,000, respectively, of base management fees were payable by the Company to the Manager. At September 30, 2023 and December 31, 2022, $473,000 and $340,000, respectively, of incentive management fees were payable by the Company to the Manager.

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

For the three and nine months ended September 30, 2023, the Company reimbursed the Manager $670,000 and $3.0 million, respectively, for all such compensation and costs. For the three and nine months ended September 30, 2022, the Company reimbursed the Manager $663,000 and $3.6 million, respectively, for all such compensation and costs. At September 30, 2023 and December 31, 2022, the Company had payables to the Manager pursuant to the Management Agreement totaling $309,000 and $179,000, respectively, related to such compensation and costs. The Company’s base management fee payable and expense reimbursements payable were recorded in management fee payable and accounts payable and other liabilities on the consolidated balance sheets, respectively.

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

During the three and nine months ended September 30, 2023, the Company recorded interest income of $85,000 and $254,000, respectively, on the ACRES Loan in other income (expense) on the consolidated statements of operations. During the three and nine months ended September 30, 2022, the Company recorded interest income of $87,000 and $261,000, respectively, on the ACRES Loan in other income (expense) on the consolidated statements of operations At September 30, 2023 and December 31, 2022, the ACRES Loan had a principal balance of $11.1 million and $11.3 million, respectively, recorded in loan receivable - related party on the consolidated balance sheets. At September 30, 2023 and December 31, 2022, the ACRES Loan had no accrued interest receivable.

During the year ended December 31, 2022, the Company originated one CRE whole loan with a par value of $38.6 million that was refinanced from a loan originated by affiliates of the Manager. The Company did not originate any loans that were refinanced from loans originated by affiliates of the Manager during the nine months ended September 30, 2023. During the year ended December 31, 2022, the Company acquired 100% equity in one property for $38.6 million, that previously served as collateral for a loan held by an affiliate of the Manager prior to the acquisition.

At September 30, 2023, the Company retained equity in two securitization entities that were structured for the Company by the Manager. Under the Management Agreement, the Manager was not separately compensated by the Company for executing these transactions and was not separately compensated for managing the securitization entities and their assets.

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

(Back to Index)

(Back to Index)

ACRES COMMERCIAL REALTY CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

SEPTEMBER 30, 2023

(unaudited)

During the three and nine months ended September 30, 2023, ACRES Capital Servicing received no portfolio servicing fees and earned $26,000 and $91,000, respectively, in special servicing fees, of which $9,000 and $56,000, respectively, was recorded as a reduction to interest income in the consolidated statement of operations. During the three and nine months ended September 30, 2022, ACRES Capital Servicing received no portfolio servicing fees and $16,000 and $40,000 in special servicing fees, recorded as a reduction to interest income in the consolidated statement of operations.

Relationship with ACRES Commercial Mortgage, LLC. During the nine months ended September 30, 2023, the Company purchased a participation for $22.5 million in one CRE whole loan from ACRES Commercial Mortgage, LLC.

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

Pursuant to the Development Agreements, DevCo agreed to manage the development of the projects associated with each equity investment in accordance with a development standard in exchange for fees equal to between 1.25% and 1.5% of all project costs. During the three and nine months ended September 30, 2023, $182,000 and $327,000 in fees were incurred and paid to DevCo for services rendered under the Development Agreements. During the three and nine months ended September 30, 2022, $13,000 in fees were incurred and paid to DevCo for services rendered under the Development Agreements.

Relationship with ACRES Share Holdings, LLC. During the three and nine months ended September 30, 2023, the Company issued 14,226 and 38,881 shares, respectively, to ACRES Share Holdings, LLC in connection with the fourth quarter 2022, first quarter 2023 and second quarter 2023 incentive compensation. In October 2023, the Company issued 30,320 shares to ACRES Share Holdings, LLC in connection with the third quarter 2023 incentive compensation. The shares vested fully upon issuance pursuant to the Management Agreement.

In June 2021, the Company’s Manager Plan was approved by its shareholders, which authorized up to 1,100,000 shares of common stock for issuance to the Manager (less shares of common stock issued or subject to awards under the Omnibus Plan). There were no shares issued under this plan for the nine months ended September 30, 2023. During the year ended December 31, 2022, the Company issued 299,999 restricted shares to ACRES Share Holdings, LLC under the Manager Plan that will vest 25% each year on the anniversary of the issuance date over four years. See Note 12 for additional details.

NOTE 17 - FAIR VALUE OF FINANCIAL INSTRUMENTS

The Company had no financial instruments carried at fair value on a recurring basis at September 30, 2023 and December 31, 2022.

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

(Back to Index)

(Back to Index)

ACRES COMMERCIAL REALTY CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

SEPTEMBER 30, 2023

(unaudited)

CRE whole loans. The fair values of the Company’s loans held for investment are measured by discounting the expected future cash flows using the current interest rates at which similar loans would be made to borrowers with similar credit ratings and for the same remaining maturities. Par values of loans with variable interest rates are expected to approximate fair value unless evidence of credit deterioration exists, in which case the fair value approximates the par value less the loan’s allowance estimated through individual evaluation. Fair values of loans with fixed rates are calculated using the net present values of future cash flows, discounted at market rates. The Company’s floating-rate CRE loans had interest rates from 8.19% to 13.94% and 7.03% to 12.67% at September 30, 2023 and December 31, 2022, respectively.

CRE mezzanine loan. Historically, this was measured by discounting the expected remaining cash flows using the current interest rates at which similar instruments would be originated for the same remaining maturity. The Company’s mezzanine loan was discounted at a rate of 10.00%. The Company's mezzanine loan had no carrying or fair value at September 30, 2023 or December 31, 2022.

Loan receivable- related party. This is estimated using a discounted cash flow model.

Senior notes in CRE securitizations, 5.75% Senior Unsecured Notes and junior subordinated notes. These are estimated using a discounted cash flow model with implied yields based on trades for similar securities.

Senior secured financing facility, warehouse financing facilities, mortgage payable and construction loan. These are variable-rate debt instruments that have been historically indexed to either LIBOR or Term SOFR that reset periodically and as a result, their carrying value approximates their fair value, excluding deferred debt issuance costs. At September 30, 2023, all variable-rate debt instruments are indexed to SOFR.

(Back to Index)

(Back to Index)

ACRES COMMERCIAL REALTY CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

SEPTEMBER 30, 2023

(unaudited)

The fair values of the Company’s remaining financial and non-financial assets that are not reported at fair value on the consolidated balance sheets are reported in the following table (in thousands):

		Fair Value Measurements
	Carrying Value	Fair Value	Quoted Prices in Active Markets for Identical Assets of Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
At September 30, 2023:
Assets:
CRE whole loans	$1,892,571	1,923,014	$—	$—	$1,923,014
Loan receivable - related party	11,050	8,391	—	—	8,391
Liabilities:
Senior notes in CRE securitizations	1,203,862	1,161,331	—	—	1,161,331
Senior secured financing facility	61,383	64,495	—	—	64,495
Warehouse financing facilities	250,494	253,114	—	—	253,114
Mortgage payable	18,544	18,854	—	—	18,854
Construction loan	5,020	6,638	—	—	6,638
5.75% Senior Unsecured Notes	147,978	136,980	—	—	136,980
Junior subordinated notes	51,548	35,955	—	—	35,955
At December 31, 2022:
Assets:
CRE whole loans	$2,038,787	$2,065,504	$—	$—	$2,065,504
Loan receivable - related party	11,275	9,672	—	—	9,672
Liabilities:
Senior notes in CRE securitizations	1,233,556	1,179,313	—	—	1,179,313
Senior secured financing facility	87,890	91,549	—	—	91,549
Warehouse financing facilities	328,288	330,848	—	—	330,848
Mortgage payable	18,244	18,710	—	—	18,710
5.75% Senior Unsecured Notes	147,507	138,435	—	—	138,435
Junior subordinated notes	51,548	35,821	—	—	35,821

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

(Back to Index)

(Back to Index)

ACRES COMMERCIAL REALTY CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

SEPTEMBER 30, 2023

(unaudited)

The Company terminated all of its interest rate swap positions associated with its financed CMBS portfolio in April 2020. At termination, the Company realized a loss of $11.8 million. At September 30, 2023 and December 31, 2022, the Company had losses of $5.4 million and $6.6 million, respectively, recorded in accumulated other comprehensive loss, which will be amortized into earnings over the remaining life of the debt. During the three and nine months ended September 30, 2023, the Company recorded amortization expense of $425,000 and $1.3 million, reported in interest expense on the consolidated statements of operations. During the three and nine months ended September 30, 2022, the Company recorded amortization expense of $438,000 and $1.4 million, reported in interest expense on the consolidated statements of operations.

At September 30, 2023 and December 31, 2022, the Company had an unrealized gain of $187,000 and $256,000, respectively, attributable to two terminated interest rate swaps in accumulated other comprehensive loss on the consolidated balance sheets, to be accreted into earnings over the remaining life of the debt. For each of the three months ended September 30, 2023 and 2022, the Company recorded accretion income, reported in interest expense on the consolidated statements of operations, of $23,000 to accrete the accumulated other comprehensive income on the terminated swap agreements. For each of the nine months ended September 30, 2023 and 2022, the Company recorded accretion income, reported in interest expense on the consolidated statements of operations, of $68,000 to accrete the accumulated other comprehensive income on the terminated swap agreements.

The following table presents the effect of the derivative instruments on the consolidated statements of operations for the nine months ended September 30, 2023 and 2022 (in thousands):

		Realized and Unrealized Gain (Loss) (1)
	Consolidated Statements of Operations Location	Nine Months Ended September 30, 2023	Nine Months Ended September 30, 2022
Interest rate swap contracts, hedging	Interest expense	$(1,192)	$(1,332)

(1)
Negative values indicate a decrease to the associated consolidated statement of operations line items.

NOTE 19 - OFFSETTING OF FINANCIAL ASSETS AND LIABILITIES

The following table presents a summary of the Company’s offsetting of financial liabilities and derivative liabilities (in thousands, except amounts in footnotes):

	(i) Gross Amounts	(ii) Gross Amounts Offset on the	(iii) = (i) - (ii) Net Amounts of Liabilities Presented on the	(iv) Gross Amounts Not Offset on the Consolidated Balance Sheets
	of Recognized Liabilities	Consolidated Balance Sheets	Consolidated Balance Sheets	Financial Instruments (1)	Cash Collateral Pledged	(v) = (iii) - (iv) Net Amount
At September 30, 2023:
Term warehouse financing facilities (2)	$250,494	$—	$250,494	$250,494	$—	$—
At December 31, 2022:
Term warehouse financing facilities (2)	$328,288	$—	$328,288	$328,288	$—	$—

(1)
Amounts represent financial instruments pledged that are available to be offset against liability balances associated with term warehouse financing facilities, repurchase agreements and derivatives.
(2)
The combined fair values of loans pledged against the Company’s various term warehouse financing facilities and repurchase agreements was $378.4 million and $453.6 million at September 30, 2023 and December 31, 2022, respectively.

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

(Back to Index)

(Back to Index)

ACRES COMMERCIAL REALTY CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

SEPTEMBER 30, 2023

(unaudited)

NOTE 20 - COMMITMENTS AND CONTINGENCIES

The Company may become involved in litigation on various matters due to the nature of the Company’s business activities. The resolution of these matters may result in adverse judgments, fines, penalties, injunctions and other relief against the Company as well as monetary payments or other agreements and obligations. In addition, the Company may enter into settlements on certain matters in order to avoid the additional costs of engaging in litigation. Except as discussed below, the Company is unaware of any contingencies arising from such litigation that would require accrual or disclosure in the consolidated financial statements at September 30, 2023.

Primary Capital Mortgage, LLC (“PCM”) is subject to potential litigation related to claims for repurchases or indemnifications on loans that PCM has sold to third parties. At both September 30, 2023 and December 31, 2022, no such litigation demand was outstanding. Reserves for such potential litigation demands are included in the reserve for mortgage repurchases and indemnifications that totaled $1.1 million and $1.2 million at September 30, 2023 and December 31, 2022, respectively. The reserves for mortgage repurchases and indemnifications are included in liabilities held for sale on the consolidated balance sheets. At September 30, 2023, the Company has substantially completed disposing of PCM's business.

The Company did not have any general litigation reserve at September 30, 2023 or December 31, 2022.

Other Contingencies

PCM is subject to additional claims for repurchases or indemnifications on loans that PCM has sold to investors. At both September 30, 2023 and December 31, 2022, outstanding demands for indemnification, repurchase or make whole payments totaled $3.3 million. The Company’s estimated exposure for such outstanding claims, as well as unasserted claims, is included in its reserve for mortgage repurchases and indemnifications.

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

Unfunded Commitments

Unfunded commitments on the Company’s originated CRE loans generally fall into two categories: (1) pre-approved capital improvement projects and (2) new or additional construction costs subject, in each case, to the borrower meeting specified criteria. Upon completion of the improvements or construction, the Company would receive additional interest income on the advanced amount. Whole loans had $118.8 million and $158.2 million in unfunded loan commitments at September 30, 2023 and December 31, 2022, respectively.

(Back to Index)

(Back to Index)

ACRES COMMERCIAL REALTY CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

SEPTEMBER 30, 2023

(unaudited)

NOTE 21 - SUBSEQUENT EVENTS

The Company has evaluated subsequent events through the filing of this report and determined that there have not been any events, other than those described in Note 6, Note 10, Note 12 and Note 16 that have occurred that would require adjustments to or disclosures in the consolidated financial statements.

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

Overview

We are a Maryland corporation and an externally managed real estate investment trust (“REIT”) that is primarily focused on originating, holding and managing commercial real estate (“CRE”) mortgage loans and equity investments in commercial real estate properties through direct ownership and joint ventures. Our manager is ACRES Capital, LLC (our “Manager”), a subsidiary of ACRES Capital Corp. (collectively, “ACRES”), a private commercial real estate lender exclusively dedicated to nationwide middle market CRE lending with a focus on multifamily, student housing, hospitality, office and industrial property in top United States (“U.S.”) markets. Our Manager draws upon the management team of ACRES and its collective investment experience to provide its services. Our longer term objective is to provide our stockholders with total returns over time, including quarterly distributions and capital appreciation, while seeking to manage the risks associated with our investment strategies as well as to maximize long-term stockholder value by maintaining stability through our available liquidity and diversified CRE loan portfolio. Our short term strategy is to drive book value (“BV”) growth over the coming years by utilizing our NOL carryforwards of $46.6 million and a portion of our net capital loss carryforwards of $121.9 million, each at December 31, 2022. By retaining these expected future earnings, we can grow our investable base and selectively deploy the anticipated capital growth into new whole loan originations at attractive yields, which we expect will grow our earnings available for distribution.

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

In response, we continue to manage corporate liquidity actively and responsibly, manage our CRE assets and manage our daily operations in light of changing macroeconomic circumstances. Our Manager also continuously monitors for new capital opportunities and selectively executes on agreements that are expected to enhance our returns.

(Back to Index)

(Back to Index)

We target originating transitional floating-rate CRE loans between $10.0 million and $100.0 million. During the nine months ended September 30, 2023, we originated two floating-rate CRE whole loans, with total commitments of $38.5 million. Loan payoffs during the nine months ended September 30, 2023 were $194.9 million and net funded commitments were $36.7 million, producing a net decrease to the portfolio of $119.7 million. During the year ended December 31, 2022, we originated 19 floating-rate CRE whole loans with total commitments of $610.8 million. Loan payoffs during the year ended December 31, 2022 were $399.6 million and net unfunded commitments were $21.2 million, producing a net increase to the portfolio of $190.0 million.

Our CRE loan portfolio, which had carrying values of $1.9 billion and $2.0 billion at September 30, 2023 and December 31, 2022, respectively, comprised:

•
First mortgage loans, which we refer to as whole loans. These loans are typically secured by first liens on CRE property, including the following property types: multifamily, student housing, hotel, office, self-storage and retail. All but four of our CRE whole loans were current on contractual payments at September 30, 2023.
•
Mezzanine debt is senior to the borrower’s equity but is subordinated to other third-party debt. These loans are subordinated CRE loans, usually secured by a pledge of the borrower’s equity ownership in the entity that owns the property or by a second lien mortgage on the property. At both September 30, 2023 and December 31, 2022, we had one mezzanine loan included in CRE loans held for investment that had no carrying value. This mezzanine loan was not current on contractual payments at September 30, 2023.

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

In a business environment where benchmark interest rates are increasing significantly, cash flows of the CRE assets underlying our loans may not be sufficient to pay debt service on our loans, which could result in non-performance or default. We partially mitigate this risk by generally requiring our borrowers to purchase interest rate cap agreements with non-affiliated, well-capitalized third parties and by selectively requiring our borrowers to have and maintain debt service reserves. These interest rate caps generally mature prior to the maturity date of the loan and the borrowers are required to pay to extend them. In most cases the sponsors will need to fund additional equity into the properties to cover these costs as the property may not generate sufficient cash flow to pay these costs. At September 30, 2023, 88.5% of the par value of our CRE loan portfolio had interest rate caps in place with a weighted-average maturity of eight months.

At September 30, 2023, our $1.9 billion floating-rate CRE loan portfolio, at par, had a weighted average benchmark floor of 0.68%. At December 31, 2022, our par-value $2.1 billion floating-rate CRE loan portfolio, which included one loan without a benchmark floor, had a weighted average benchmark floor of 0.68%. With the trend of rising benchmark interest rates in 2022 and 2023, we have seen the coupons on all of our floating-rate assets and debt rise accordingly. Because we have equity invested in each floating-rate loan, and because in all instances the benchmark interest rates are above our loan floors, the rise in interest rates expected by the market will result in an increase in our net interest income. See “Interest Rate Risk” in “Item 3: Quantitative and Qualitative Disclosures About Market Risk.”

(Back to Index)

(Back to Index)

Our portfolio comprises loans with a diverse array of collateral types. Multifamily continues to comprise the majority of our portfolio, with 76.3% of our portfolio allocated to multifamily at September 30, 2023 and 75.2% at December 31, 2022. The following charts show our portfolio allocation by property type at September 30, 2023 and December 31, 2022:

PROPERTY TYPE AT SEPTEMBER 30, 2023

Office
13.1%
Hotel
7.7%
Self-Storage,
2.5%
Retail
0.4%
Multifamily
76.3%

PROPERTY TYPE AT DECEMBER 31, 2022

Office
13.2%
Hotel 8.7%
Self-Storage
2.5%
Retail
0.4%
Multifamily
75.2%

From time to time, we may acquire real estate property through direct equity investments or as a result of our lending activities. At September 30, 2023, the total carrying value of our net real estate-related assets and liabilities was $168.7 million on six properties owned, four of which are included in investments in real estate and two of which are included in properties held for sale. The existence of net capital loss carryforwards available until December 31, 2025, allows for potential future capital gains on certain of these investments to be shielded from income taxes.

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

At both September 30, 2023 and December 31, 2022, we had outstanding borrowings of $1.2 billion in CRE debt securitizations, or 69.2% and 66.1%, respectively, of total outstanding borrowings. At September 30, 2023 and December 31, 2022, we had outstanding borrowings of $250.5 million and $328.3 million, respectively, on our term warehouse financing facilities, or 14.4% and 17.6%, respectively, of total outstanding borrowings. At September 30, 2023 and December 31, 2022, we had outstanding borrowings of $61.4 million and $87.9 million, respectively, on our senior secured financing facility, or 3.5% and 4.7%, respectively, of total outstanding borrowings. At September 30, 2023 and December 31, 2022, we had outstanding borrowings of $18.5 million and $18.2 million, respectively, on our mortgage payable, or 1.1% and 1.0%, respectively, of total outstanding borrowings. At September 30, 2023, we had outstanding borrowings of $5.0 million on our construction loans, or 0.3% of total outstanding borrowings.

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

At September 30, 2023, the CECL allowance on our CRE loan portfolio was $27.6 million, or 1.4% of our $1.9 billion loan portfolio. During the nine months ended September 30, 2023, we recorded a provision for credit losses primarily attributable to the modeled increases in general portfolio credit risk compounded by ongoing uncertainty around the commercial real estate market’s current macroeconomic outlook, which has affected our borrowers’ business plan execution and general market liquidity. In June 2023, we received the deed-in-lieu of foreclosure to an office loan in the East North Central region with a principal balance of $22.8 million which resulted in a charge off of $948,000 against the allowance for credit losses.

At December 31, 2022, the CECL allowance on our CRE loan portfolio was $18.8 million, or 0.9% of our $2.1 billion loan portfolio. During the year ended December 31, 2022, we recorded a net provision for credit losses, which at the time, reflected changes in macroeconomic conditions and a specific, full reserve on one mezzanine loan with a par value of $4.7 million, which was delinquent with respect to debt service.

Additionally, the decline in our CECL reserves from our highest reserve balance at June 30, 2020 of $61.1 million, or 3.4% of the par balance of our CRE loan portfolio, to our current reserve balance at September 30, 2023 of $27.6 million, or 1.4% of the par balance of our CRE loan portfolio, has been due to the following: the successful resolution of our individually evaluated loans with specific reserves, the overall newer vintage of our CRE loan portfolio (with 10.3% of the portfolio, at September 30, 2023, being originated prior to the fourth quarter of 2020) as well as the increased percentage allocation of our CRE loan portfolio to multifamily loans over time. Multifamily loans have historically had our lowest credit losses of any asset class and in the sample population in the third-party model that we use to support our CECL reserves. Our percentage allocation of our CRE loan portfolio to multifamily has grown from 58.4% at June 30, 2020 to 76.3% at September 30, 2023.

(Back to Index)

(Back to Index)

We historically used derivative financial instruments, including interest rate swaps, to hedge a portion of the interest rate risk associated with our borrowings. In April 2020, we terminated all interest rate hedges in conjunction with the disposition of our financed commercial mortgage-backed securities (“CMBS”) portfolio. At September 30, 2023 and December 31, 2022, we had unrealized losses in connection with the terminated hedges of $5.4 million and $6.6 million, respectively, which will be amortized into interest expense over the remaining life of the debt. During the three and nine months ended September 30, 2023, we recognized amortization expense on these terminated contracts of $425,000 and $1.3 million, respectively.

Common stock book value was $25.07 per share at September 30, 2023, a $0.53 per share increase from December 31, 2022.

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

Following this announcement, we began to transition the contractual benchmark rates of existing floating-rate whole loans and borrowings to alternate rates. At September 30, 2023, our entire portfolio of floating rate whole loans and floating rate borrowings have transitioned to SOFR.

Results of Operations

Our net income allocable to common shares for the three months ended September 30, 2023 was $2.9 million or $0.34 per share-basic ($0.33 per share-diluted) and our net income allocable to common shares for the nine months ended September 30, 2023 was $1.3 million or $0.15 per share-basic ($0.15 per share-diluted), respectively, as compared to net income allocable to common shares for the three months ended September 30, 2022 of $713,000, or $0.08 per share-basic ($0.08 per share-diluted) and net loss allocable to common shares for the nine months ended September 30, 2022 of $1.4 million, or $(0.15) per share-basic ($(0.15) per share-diluted).

(Back to Index)

(Back to Index)

Net Interest Income

The following tables analyze the change in interest income and interest expense for the comparative three and nine months ended September 30, 2023 and 2022 by changes in volume and changes in rates. The changes attributable to the combined changes in volume and rate have been allocated proportionately, based on absolute values, to the changes due to volume and changes due to rates (dollars in thousands, except amounts in footnotes):

	Three Months Ended September 30, 2023 Compared to Three Months Ended September 30, 2022
			Due to Changes in
	Net Change	Percent Change (1)	Volume	Rate
Increase (decrease) in interest income:
CRE whole loans (2)	$13,831	41%	$(2,256)	$16,087
CRE mezzanine loan	(120)	(100)%	—	(120)
Other	432	207%	34	398
Total increase in interest income	14,143	42%	(2,222)	16,365

Increase (decrease) in interest expense:
Securitized borrowings:
ACR 2021-FL1 Senior Notes	5,206	77%	(166)	5,372
ACR 2021-FL2 Senior Notes	4,597	74%	—	4,597
Senior secured financing facility (3)	107	8%	(392)	499
CRE - term warehouse financing facilities (3)	755	16%	(1,854)	2,609
4.50% Convertible Senior Notes (3)	(443)	(100)%	(443)	—
5.75% Senior Unsecured Notes (3)	10	0%	10	—
12.00% Senior Unsecured Notes (3)	(32)	(100)%	(32)	—
Unsecured junior subordinated debentures	429	52%	—	429
Hedging	(13)	(3)%	(13)	—
Total increase in interest expense	10,616	46%	(2,890)	13,506
Net increase in net interest income	$3,527		$668	$2,859

(1)
Percent change is calculated as the net change divided by the respective interest income or interest expense for the three months ended September 30, 2022.
(2)
Includes a decrease in fee income of $320,000 recognized on our CRE whole loans that was due to changes in volume.
(3)
Includes decreases in amortization expense of $107,000, $179,000 and $32,000 on our CRE - term warehouse financing facilities, 4.50% Convertible Senior Notes and 12.00% senior unsecured notes, respectively, and increases in amortization expense of $30,000 and $10,000 on our senior secured financing facility and 5.75% Senior Unsecured Notes, respectively, that were due to changes in volume.

(Back to Index)

(Back to Index)

	Nine Months Ended September 30, 2023 Compared to Nine Months Ended September 30, 2022
			Due to Changes in
	Net Change	Percent Change (1)	Volume	Rate
Increase (decrease) in interest income:
CRE whole loans (2)	$55,282	67%	$(1,268)	$56,550
Legacy CRE loan	(29)	(100)%	(29)	—
CRE mezzanine loan	(342)	(96)%	—	(342)
Other	2,014	712%	48	1,966
Total increase in interest income	56,925	68%	(1,249)	58,174

Increase (decrease) in interest expense:
Securitized borrowings: (3)
XAN 2020-RSO8 Senior Notes	(1,208)	(100)%	(1,208)	—
XAN 2020-RSO9 Senior Notes	(956)	(100)%	(956)	—
ACR 2021-FL1 Senior Notes	19,744	139%	(166)	19,910
ACR 2021-FL2 Senior Notes	16,811	125%	—	16,811
Senior secured financing facility (3)	2,020	88%	1,328	692
CRE - term warehouse financing facilities (3)	8,928	108%	(146)	9,074
4.50% Convertible Senior Notes (3)	(2,690)	(100)%	(2,690)	—
5.75% Senior Unsecured Notes (3)	29	0%	29	—
12.00% Senior Unsecured Notes (3)	(306)	(100)%	(306)	—
Unsecured junior subordinated debentures	1,549	77%	—	1,549
Hedging	(140)	(11)%	(140)	—
Total increase in interest expense	43,781	82%	(4,255)	48,036
Net increase in net interest income	$13,144		$3,006	$10,138

(1)
Percent change is calculated as the net change divided by the respective interest income or interest expense for the nine months ended September 30, 2022.
(2)
Includes a decrease in fee income of $1.1 million recognized on our CRE whole loans that was due to changes in volume.
(3)
Includes decreases in amortization expense of $1.1 million, $321,000, $1.1 million and $306,000 on our securitized borrowings, CRE - term warehouse financing facilities, 4.50% Convertible Senior Notes and 12.00% senior unsecured notes, respectively, and increases in amortization expense of $90,000 and $29,000 on our senior secured financing facility and 5.75% Senior Unsecured Notes, respectively, that were due to changes in volume.

Net Change in Interest Income for the Comparative three and nine months ended September 30, 2023 and 2022:

Aggregate interest income increased by $14.1 million and $56.9 million for the comparative three and nine months ended September 30, 2023 and 2022, respectively. We attribute the changes to the following:

CRE whole loans. The increases of $13.8 million and $55.3 million for the comparative three and nine months ended September 30, 2023 and 2022, respectively, were primarily attributable to an increase in the benchmark rate over the comparative periods.

CRE mezzanine loan. The decreases of $120,000 and $342,000 for the comparative three and nine months ended September 30, 2023 and 2022, respectively, is attributable to the loan entering payment default in February 2023 and subsequently being placed on nonaccrual status.

Net Change in Interest Expense for the Comparative three and nine months ended September 30, 2023 and 2022:

Aggregate interest expense increased by $10.6 million and $43.8 million for the comparative three and nine months ended September 30, 2023 and 2022, respectively. We attribute the changes to the following:

Securitized borrowings. The net increases of $9.8 million and $34.4 million for the comparative three and nine months ended September 30, 2023 and 2022, respectively, were primarily attributable to an increase in the benchmark rate over the comparative periods. The increase for the comparative nine months ended September 30, 2023 and 2022 was partially offset by the 2022 liquidations of XAN 2020-RSO8 and XAN 2020-RSO9.

(Back to Index)

(Back to Index)

Senior secured financing facility. The increases of $107,000 and $2.0 million for the comparative three and nine months ended September 30, 2023 and 2022, respectively, were primarily attributable to increased utilization of the senior secured financing facility. The increase was also attributable to increased rates over the comparative periods in connection with an amendment of the facility in December 2022, which changed the facility from its initial 5.75% fixed rate to a floating rate structure.

CRE - term warehouse financing facilities. The increases of $755,000 and $8.9 million for the comparative three and nine months ended September 30, 2023 and 2022, respectively, were primarily attributable to an increase in the benchmark rate over the comparative periods. The increase for the comparative three months ended September 30, 2023 and 2022 was also partially offset by the decreased utilization of these facilities over the comparative periods.

4.50% Convertible Senior Notes. The decreases of $443,000 and $2.7 million for the comparative three and nine months ended September 30, 2023 and 2022, respectively, were primarily attributable to the redemption of the remaining $88.0 million of these notes during the year ended December 31, 2022.

Unsecured junior subordinated debentures. The increases of $429,000 and $1.5 million for the comparative three and nine months ended September 30, 2023 and 2022, respectively, were attributable to an increase in the benchmark rate over the comparative periods.

Average Net Yield and Average Cost of Funds:

The following tables present the average net yield and average cost of funds for the three and nine months ended September 30, 2023 and 2022 (dollars in thousands, except amounts in footnotes):

	Three Months Ended September 30, 2023			Three Months Ended September 30, 2022
	Average Amortized Cost	Interest Income (Expense)	Average Net Yield (Cost of Funds) (1)	Average Amortized Cost	Interest Income (Expense)	Average Net Yield (Cost of Funds) (1)
Interest-earning assets
CRE whole loans, floating-rate (2)	$1,930,841	$47,567	9.77%	$2,079,131	$33,736	6.44%
CRE mezzanine loan	4,700	—	—%	4,700	120	9.96%
Other	71,332	641	3.57%	62,436	209	1.33%
Total interest income/average net yield	2,006,873	48,208	9.53%	2,146,267	34,065	6.30%
Interest-bearing liabilities
Collateralized by:
CRE whole loans (3)	1,518,646	(29,588)	(7.73)%	1,659,729	(18,923)	(4.59)%
General corporate debt:
Unsecured junior subordinated debentures	51,548	(1,249)	(9.48)%	51,548	(820)	(6.22)%
4.50% Convertible Senior Notes (4)	—	—	—%	22,970	(443)	(7.56)%
5.75% Senior Unsecured Notes (5)	147,899	(2,316)	(6.21)%	147,280	(2,306)	(6.21)%
12.00% Senior Unsecured Notes (6)(7)	—	—	—%	—	(32)	—%
Hedging (8)	—	(402)	—%	—	(415)	—%
Total interest expense/average cost of funds	1,718,093	(33,555)	(7.65)%	1,881,527	(22,939)	(4.80)%
Total net interest income		$14,653			$11,126

(1)
Average net yield includes net amortization/accretion and fee income and is computed based on average amortized cost.
(2)
Includes fee income of $2.0 million and $2.4 million on our floating-rate CRE whole loans for the three months ended September 30, 2023 and 2022, respectively.
(3)
Includes amortization expense of $1.3 million and $1.4 million for the three months ended September 30, 2023 and 2022, respectively, on our interest-bearing liabilities collateralized by CRE whole loans.
(4)
Includes amortization expense of $179,000 for the three months ended September 30, 2022.
(5)
Includes amortization expense of $159,000 and $150,000 for the three months ended September 30, 2023 and 2022, respectively.
(6)
Includes amortization expense of $32,000 for the three months ended September 30, 2022.
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
(8)
Includes net amortization expense of $402,000 and $415,000 for the three months ended September 30, 2023 and 2022, respectively, on 20 and 22 terminated interest rate swap agreements, respectively, that were in net loss positions at the time of termination. The remaining net losses, reported in accumulated other comprehensive loss on the consolidated balance sheets, will be accreted over the remaining life of the debt.

(Back to Index)

(Back to Index)

	Nine Months Ended September 30, 2023			Nine Months Ended September 30, 2022
	Average Amortized Cost	Interest Income (Expense)	Average Net Yield (Cost of Funds) (1)	Average Amortized Cost	Interest Income (Expense)	Average Net Yield (Cost of Funds) (1)
Interest-earning assets
CRE whole loans, floating-rate (2)	$1,972,052	$138,375	9.38%	$1,972,750	$83,093	5.63%
Legacy CRE loan	—	—	—%	211	29	18.08%
CRE mezzanine loan	4,700	13	0.36%	4,700	355	9.96%
Other	90,565	2,297	3.39%	85,395	283	0.44%
Total interest income/average net yield	2,067,317	140,685	9.10%	2,063,056	83,760	5.43%
Interest-bearing liabilities
Collateralized by:
CRE whole loans (3)	1,564,831	(85,690)	(7.32)%	1,545,493	(40,351)	(3.42)%
General corporate debt:
Unsecured junior subordinated debentures	51,548	(3,550)	(9.08)%	51,548	(2,001)	(5.12)%
4.50% Convertible Senior Notes (4)	—	—	—%	45,795	(2,690)	(7.75)%
5.75% Senior Unsecured Notes (5)	147,743	(6,940)	(6.28)%	147,134	(6,911)	(6.28)%
12.00% Senior Unsecured Notes (6)(7)	—	—	—%	—	(306)	—%
Hedging (8)	—	(1,192)	—%	—	(1,332)	—%
Total interest expense/average cost of funds	1,764,122	(97,372)	(7.28)%	1,789,970	(53,591)	(3.81)%
Total net interest income		$43,313			$30,169

(1)
Average net yield includes net amortization/accretion and fee income and is computed based on average amortized cost.
(2)
Includes fee income of $6.0 million and $7.1 million on our floating-rate CRE whole loans for the nine months ended September 30, 2023 and 2022, respectively.
(3)
Includes amortization expense of $4.0 million and $5.3 million for the nine months ended September 30, 2023 and 2022, respectively, on our interest-bearing liabilities collateralized by CRE whole loans.
(4)
Includes amortization expense of $1.1 million for the nine months ended September 30, 2022.
(5)
Includes amortization expense of $471,000 and $442,000 for the nine months ended September 30, 2023 and 2022, respectively.
(6)
Includes amortization expense of $306,000 for the nine months ended September 30, 2022.
(7)
The outstanding par balance of our 12.00% Senior Unsecured Notes was redeemed in full in August 2021. At any time and from time to time prior to July 31, 2022, we were permitted to elect to issue up to $75.0 million of principal of additional notes. The interest expense incurred during the nine months ended September 30, 2022 comprised amortization of deferred debt issuance costs on the remaining availability.
(8)
Includes net amortization expense of $1.2 million and $1.3 million for the nine months ended September 30, 2023 and 2022, respectively, on 20 and 22 terminated interest rate swap agreements, respectively, that were in net loss positions at the time of termination. The remaining net losses, reported in accumulated other comprehensive loss on the consolidated balance sheets, will be accreted over the remaining life of the debt.

Real Estate Income and Other Revenue

The following table sets forth information relating to our real estate income and other revenue for the periods presented (dollars in thousands):

	For the Three Months Ended September 30,
	2023	2022	Dollar Change	Percent Change
Real estate income and other revenue:
Real estate income	$9,316	$9,785	$(469)	(5)%
Other revenue	37	25	12	48%
Total	$9,353	$9,810	$(457)	(5)%

	For the Nine Months Ended September 30,
	2023	2022	Dollar Change	Percent Change
Real estate income and other revenue:
Real estate income	$25,266	$21,700	$3,566	16%
Other revenue	107	60	47	78%
Total	$25,373	$21,760	$3,613	17%

Aggregate real estate income and other revenue decreased by $457,000 and increased by $3.6 million for the comparative three and nine months ended September 30, 2023 and 2022, respectively. The decrease in the comparative three months was primarily attributed to the loss of revenues from two properties that were sold: a sale of a hotel property in February 2023 and a sale of an office building in September 2022. The decrease in revenue for the comparative three months was partially offset by an increase in revenue at a hotel property and the acquisition of an office building through deed in lieu of foreclosure in June 2023.

(Back to Index)

(Back to Index)

The increase in real estate income for the comparative nine months ended was primarily attributable to the acquisition of a hotel property in April 2022, as well as increased real estate income at our hotel property acquired in 2020 that benefited from increased personal and business travel resulting from lifted COVID-19 restrictions that occurred late in the spring of 2022. The increase for the comparative nine months was partially offset by the sale of an office property in September 2022, as well as decreased revenue on an office property acquired in October 2021.

Operating Expenses

The following tables set forth information relating to our operating expenses for the periods presented (dollars in thousands):

	For the Three Months Ended September 30,
	2023	2022	Dollar Change	Percent Change
Operating expenses:
General and administrative	$2,246	$2,128	$118	6%
Real estate expenses	9,706	10,099	(393)	(4)%
Management fees - related party	2,113	1,669	444	27%
Equity compensation - related party	482	913	(431)	(47)%
Corporate depreciation and amortization	22	21	1	5%
Provision for credit losses, net	1,983	2,620	(637)	(24)%
Total	$16,552	$17,450	$(898)	(5)%

	For the Nine Months Ended September 30,
	2023	2022	Dollar Change	Percent Change
Operating expenses:
General and administrative	$7,573	$7,938	$(365)	(5)%
Real estate expenses	29,058	24,055	5,003	21%
Management fees - related party	5,776	5,023	753	15%
Equity compensation - related party	2,095	2,648	(553)	(21)%
Corporate depreciation and amortization	68	64	4	6%
Provision for credit losses, net	9,779	1,342	8,437	629%
Total	$54,349	$41,070	$13,279	32%

Aggregate operating expenses decreased by $898,000 and increased by $13.3 million for the comparative three and nine months ended September 30, 2023 and 2022, respectively. We attribute the changes to the following:

General and administrative. General and administrative expenses increased by $118,000 and decreased by $365,000 for the comparative three and nine months ended September 30, 2023 and 2022, respectively. The following table summarizes the information relating to our general and administrative expenses for the periods presented (dollars in thousands):

	For the Three Months Ended September 30,
	2023	2022	Dollar Change	Percent Change
General and administrative
Professional services	$960	$1,009	$(49)	(5)%
Wages and benefits	338	317	21	7%
D&O insurance	276	339	(63)	(19)%
Operating expenses	265	245	20	8%
Dues and subscriptions	191	121	70	58%
Director fees	206	206	—	0%
Tax penalties, interest & franchise tax	—	(114)	114	100%
Travel	10	5	5	100%
Total	$2,246	$2,128	$118	6%

(Back to Index)

(Back to Index)

	For the Nine Months Ended September 30,
	2023	2022	Dollar Change	Percent Change
General and administrative
Professional services	$3,441	$4,058	$(617)	(15)%
Wages and benefits	1,079	966	113	12%
D&O insurance	917	1,054	(137)	(13)%
Operating expenses	772	670	102	15%
Dues and subscriptions	623	513	110	21%
Director fees	619	619	—	0%
Tax penalties, interest & franchise tax	86	27	59	219%
Travel	36	31	5	16%
Total	$7,573	$7,938	$(365)	(5)%

The increase in general and administrative expense for the comparative three months ended September 30, 2023 and 2022 was primarily attributable to the receipt of approximately $123,000 of interest income in the third quarter 2022 related to the receipt of a 2017 federal tax refund, which decreased tax penalties, interest and franchise tax in that period.

The decrease in general and administrative expense for the comparative nine months ended September 30, 2023 and 2022 was primarily attributable to a decrease in professional services in connection with (i) legal expenses incurred during the nine months ended September 30, 2022 pertaining to the liquidation of 2020-RSO8 and 2020-RSO9 compounded by reimbursement from a borrower for legal costs during the nine months ended September 30, 2023, (ii) a decrease in marketing expenses over the comparative periods and (iii) the timing of CRE valuations for the year end audit.

Real estate expenses. The decrease of $393,000 for the comparative three months ended September 30, 2023 and 2022 was primarily attributable to the sales of an office property in September 2022 and a hotel property in February 2023. The decrease was also attributable to decreased expenses incurred on a hotel property acquired in November 2020, and was partially offset by the acquisition of a hotel in April 2022 and an office property on which we received the deed-in-lieu of foreclosure in June 2023.

The net increase of $5.0 million for the comparative nine months ended September 30, 2023 and 2022 was primarily attributable to the acquisition of a hotel in April 2022. The increase was also attributable to the acquisition of a student housing complex in April 2022 and an office property on which we received the deed-in-lieu of foreclosure in June 2023. The increase was partially offset by the sale of an office property in September 2022 and decreased expenses on an office property acquired in October 2021.

Provision for credit losses, net. The provision for credit losses of $2.0 million and $9.8 million for the three and nine months ended September 30, 2023, respectively, was primarily driven by modeled increases in general portfolio credit risk compounded by ongoing uncertainty around the commercial real estate market’s current macroeconomic outlook, which has directly affected our borrowers’ business plan execution and general market liquidity. The provisions for credit losses of $2.6 million and $1.3 million for the three and nine months ended September 30, 2022, respectively, were primarily attributable to a general decline in macroeconomic conditions.

Other Income (Expense)

The following table sets forth information relating to our other income (expense) incurred for the periods presented (dollars in thousands):

	For the Three Months Ended September 30,
	2023	2022	Dollar Change	Percent Change
Other income (expense):
Gain on sale of real estate	$—	$1,870	$(1,870)	(100)%
Other income	113	130	(17)	(13)%
Total	$113	$2,000	$(1,887)	(94)%

(Back to Index)

(Back to Index)

	For the Nine Months Ended September 30,
	2023	2022	Dollar Change	Percent Change
Other income (expense):
Loss on extinguishment of debt	$—	$(460)	$460	(100)%
Gain on sale of real estate	745	1,870	(1,125)	(60)%
Other income	465	1,103	(638)	(58)%
Total	$1,210	$2,513	$(1,303)	(52)%

Aggregate other income decreased $1.9 million and $1.3 million for the comparative three and nine months ended September 30, 2023 and 2022, respectively. We attribute the changes to the following:

Loss on extinguishment of debt. There were no losses on extinguishment of debt in the three and nine months ended September 30, 2023. The loss of $460,000 for the nine months ended September 30, 2022 was attributable to non-cash losses in connection with the ratable acceleration of the 4.50% Convertible Senior Notes' market discount due to the partial redemption of our 4.50% Convertible Senior Notes in February 2022.

Gain on sale of real estate. The decrease of $1.9 million and $1.1 million during the comparative three and nine months ended September 30, 2023 and 2022, respectively, was primarily attributed to the sale of a hotel property in the Northeast region in February 2023 that generated non-recurring gains of $745,000 as compared to the sale of an office property in the Midwest Region in September 2022 that generated non-recurring gains of $1.9 million. No sale of real estate occurred in the three months ended September 30, 2023.

Other Income. The decrease of $638,000 during the comparative nine months ended September 30, 2023 and 2022 was primarily attributable to a loan recovery received during the nine months ended September 30, 2022 on a middle market loan that was previously charged off in a prior quarter. During the three and nine months ended September 30, 2023, no loan recoveries occurred.

(Back to Index)

(Back to Index)

Financial Condition

Summary

Our total assets were $2.3 billion and $2.4 billion at September 30, 2023 and December 31, 2022, respectively.

Investment Portfolio

The tables below summarize the amortized cost and net carrying amount of our investment portfolio, classified by asset type, at September 30, 2023 and December 31, 2022 as follows (dollars in thousands, except amounts in footnotes):

At September 30, 2023	Amortized Cost	Net Carrying Amount (1)	Percent of Portfolio	Weighted Average Coupon
Loans held for investment:
CRE whole loans, floating-rate	$1,915,505	$1,892,571	91.74%	9.28%
CRE mezzanine loan	4,700	—	0.00%	10.00%
	1,920,205	1,892,571	91.74%
Other investments:
Investments in unconsolidated entities	1,548	1,548	0.08%	N/A (4)
Investments in real estate (2)	109,588	109,588	5.31%	N/A (4)
Property held for sale (3)	59,138	59,138	2.87%	N/A (4)
	170,274	170,274	8.26%

Total investment portfolio	$2,090,479	$2,062,845	100.00%

At December 31, 2022	Amortized Cost	Net Carrying Amount (1)	Percent of Portfolio	Weighted Average Coupon
Loans held for investment:
CRE whole loans, floating-rate	$2,052,890	$2,038,787	93.56%	7.99%
CRE mezzanine loan	4,700	—	0.00%	10.00%
	2,057,590	2,038,787	93.56%
Other investments:
Investments in unconsolidated entities	1,548	1,548	0.07%	N/A (4)
Investments in real estate (2)	88,132	88,132	4.04%	N/A (4)
Property held for sale (3)	50,744	50,744	2.33%	N/A (4)
	140,424	140,424	6.44%

Total investment portfolio	$2,198,014	$2,179,211	100.00%

(1)
Net carrying amount includes an allowance for credit losses of $27.6 million and $18.8 million at September 30, 2023 and December 31, 2022, respectively.
(2)
Includes real estate-related right of use assets of $19.3 million and $19.5 million, mortgage payable of $18.5 million and $18.2 million, intangible assets of $8.1 million and $8.9 million, lease liabilities of $43.4 million and $42.9 million and other liabilities of $37,000 and $64,000 at September 30, 2023 and December 31, 2022, respectively. Also includes construction loans payable of $5.0 million at September 30, 2023.
(3)
Includes property held for sale-related liabilities of $3.0 million at both September 30, 2023 and December 31, 2022.
(4)
There are no stated rates associated with these investments.

CRE loans. During the nine months ended September 30, 2023, we originated $38.5 million of floating-rate CRE whole loan commitments. Loan payoffs during the nine months ended September 30, 2023 were $194.9 million and net funded commitments were $36.7 million, producing a net change of $119.7 million in the par balance of the portfolio.

(Back to Index)

(Back to Index)

The following is a summary of our loans (dollars in thousands, except amounts in footnotes):

Description	Quantity	Principal	Unamortized (Discount) Premium, net (1)	Amortized Cost	Allowance for Credit Losses	Carrying Value	Contractual Interest Rates (2)	Maturity Dates (3)(4)
At September 30, 2023:
Whole loans (5)(6)	74	$1,923,014	$(7,509)	$1,915,505	$(22,934)	$1,892,571	1M BR plus 2.86% to 1M BR plus 8.61%	December 2023 to July 2026
Mezzanine loan (5)	1	4,700	—	4,700	(4,700)	—	10.00%	June 2028
Total		$1,927,714	$(7,509)	$1,920,205	$(27,634)	$1,892,571

At December 31, 2022:
Whole loans (5)(6)	81	$2,065,504	$(12,614)	$2,052,890	$(14,103)	$2,038,787	1M BR plus 2.85% to 1M BR plus 8.50%	January 2023 to July 2026
Mezzanine loan (5)	1	4,700	—	4,700	(4,700)	—	10.00%	June 2028
Total		$2,070,204	$(12,614)	$2,057,590	$(18,803)	$2,038,787

(1)
Amounts include unamortized loan origination fees of $7.3 million and $12.3 million and deferred amendment fees of $198,000 and $308,000 at September 30, 2023 and December 31, 2022, respectively.
(2)
Benchmark rates ("BR") comprise one-month LIBOR or one-month Term SOFR. At September 30, 2023, all of our whole loans used one-month Term SOFR. Weighted-average one-month benchmark rates were 5.37% and 4.21% at September 30, 2023 and December 31, 2022, respectively. Additionally, weighted-average benchmark rate floors were 0.68% at both September 30, 2023 and December 31, 2022.
(3)
Maturity dates exclude contractual extension options, subject to the satisfaction of certain terms that may be available to the borrowers.
(4)
Maturity dates exclude four and three whole loans, with amortized costs of $47.8 million and $51.6 million, in maturity default at September 30, 2023 and December 31, 2022, respectively.
(5)
Substantially all loans are pledged as collateral under various borrowings at September 30, 2023 and December 31, 2022.
(6)
CRE whole loans had $118.8 million and $158.2 million in unfunded loan commitments at September 30, 2023 and December 31, 2022, respectively. These unfunded loan commitments are advanced as the borrowers formally request additional funding and meet certain benchmarks, as permitted under the loan agreement, and any necessary approvals have been obtained.

At September 30, 2023, 24.2%, 21.8% and 14.5% of our CRE loan portfolio was concentrated in the Southwest, Southeast and Mountain regions, respectively, based on carrying value, as defined by the NCREIF. At December 31, 2022, 23.2%, 21.5% and 16.2% of our CRE loan portfolio was concentrated in the Southwest, Southeast and Mountain regions, respectively, based on carrying value. At September 30, 2023 and December 31, 2022, no single loan or investment represented more than 10% of our total assets and no single investment group generated over 10% of our revenue.

Investments in unconsolidated entities. Our investments in unconsolidated entities at September 30, 2023 and December 31, 2022 comprised a 100% interest in the common shares of Resource Capital Trust I (“RCT I”) and RCC Trust II (“RCT II”), with a value of $1.5 million in the aggregate, or 3.0% of each trust. We record our investments in RCT I’s and RCT II’s common shares as investments in unconsolidated entities using the cost method, recording dividend income when declared by RCT I and RCT II.

We recorded dividends from our investments in RCT I’s and RCT II’s common shares, reported in other revenue on the consolidated statement of operations, of $37,000 and $107,000, respectively, during the three and nine months ended September 30, 2023. During the three and nine months ended September 30, 2022, we recorded dividends of $25,000 and $60,000, respectively.

Investments in real estate and property held for sale. At September 30, 2023, we held investments in six real estate properties, four of which are included in investments in real estate and two of which are included in properties held for sale on the consolidated balance sheets.

In February 2023, we sold a hotel property in the Northeast region that we previously designated as a property held for sale. The hotel property sold for $15.1 million with selling costs of $845,000, resulting in a gain of $745,000.

(Back to Index)

(Back to Index)

In June 2023, we received the deed-in-lieu of foreclosure on an office property in the East North Central region. We determined that the acquisition of the property should be accounted for as an asset acquisition, and the acquisition-date fair value of $20.9 million was determined using a third-party valuation. Additionally on the date of transfer, we also acquired cash and receivables, and assumed trade payables, resulting in a charge off of the loan against our allowance for credit losses of $948,000. At September 30, 2023, the property was reported as property held for sale on the consolidated balance sheets.

The following table summarizes the book value of our investments in real estate and related intangible assets at September 30, 2023 and December 31, 2022 (in thousands, except amounts in the footnotes):

	September 30, 2023			December 31, 2022
	Cost Basis	Accumulated Depreciation & Amortization	Carrying Value	Cost Basis	Accumulated Depreciation & Amortization	Carrying Value
Assets:
Investments in real estate, equity:
Investments in real estate (1)	$153,522	$(4,342)	$149,180	$123,219	$(2,251)	$120,968
Right of use assets (2)(3)	19,664	(410)	19,254	19,664	(205)	19,459
Intangible assets (4)	11,474	(3,349)	8,125	11,474	(2,594)	8,880
Subtotal	184,660	(8,101)	176,559	154,357	(5,050)	149,307

Investments in real estate from lending activities:
Properties held for sale (5)	62,163	—	62,163	53,769	—	53,769
Total	246,823	(8,101)	238,722	208,126	(5,050)	203,076

Liabilities:
Investments in real estate, equity:
Mortgage payable	18,233	311	18,544	18,089	155	18,244
Construction loans payable	4,210	810	5,020	—	—	—
Other liabilities	247	(210)	37	247	(183)	64
Lease liabilities (3)(6)	43,261	109	43,370	43,260	(393)	42,867
Subtotal	65,951	1,020	66,971	61,596	(421)	61,175

Investments in real estate from lending activities:
Liabilities held for sale (7)	3,025	—	3,025	3,025	—	3,025
Total	68,976	1,020	69,996	64,621	(421)	64,200

Total net investments in real estate and properties held for sale (8)	$177,847		$168,726	$143,505		$138,876

(1)
Includes $38.4 million of land, which is not depreciable, at both September 30, 2023 and December 31, 2022. Also includes $35.8 million of construction in progress, which is also not depreciable until placed in service, at September 30, 2023. There was no construction in progress at December 31, 2022.
(2)
Primarily comprises a $18.9 million right of use asset, associated with an acquired ground lease of $42.8 million accounted for as an operating lease at September 30, 2023. At December 31, 2022, the value of the right of use asset was $19.0 million associated to the acquired ground lease of $42.4 million. Amortization is booked to real estate expenses on the consolidated statements of operations.
(3)
Refer to Note 8 in the Notes to the Consolidated Financial Statements for additional information on our remaining operating leases.
(4)
Primarily comprises a franchise intangible of $4.8 million and $5.3 million, a management contract intangible of $3.0 million and $3.1 million and a customer list intangible of $268,000 and $427,000 at September 30, 2023 and December 31, 2022, respectively.
(5)
At December 31, 2022, properties held for sale included two properties originally acquired in November 2020 and July 2022. At September 30, 2023, properties held for sale included the November 2020 acquisition, as well as the property acquired via deed-in-lieu of foreclosure in June 2023.
(6)
Primarily comprises a $42.8 million ground lease with a remaining term of 93 years. Lease expenses for the nine months ended September 30, 2023 were $2.0 million.
(7)
Comprises an operating lease liability
(8)
Excludes items of working capital, either acquired or assumed.

(Back to Index)

(Back to Index)

Financing Receivables

The following tables show the activity in the allowance for credit losses for the nine months ended September 30, 2023 and year ended December 31, 2022 (in thousands):

	Nine Months Ended September 30, 2023	Year Ended December 31, 2022
Allowance for credit losses at beginning of period	$18,803	$8,805
Provision for credit losses	9,779	12,295
Charge offs	(948)	(2,297)
Allowance for credit losses at end of period	$27,634	$18,803

During the three and nine months ended September 30, 2023, we recorded provisions for expected credit losses of $2.0 million and $9.8 million, respectively, primarily driven by increased modeled portfolio credit risk related to ongoing macroeconomic uncertainty in the commercial real estate market.

In June 2023, we received the deed-in-lieu of foreclosure on an office loan in the East North Central region with a principal balance of $22.8 million which resulted in a charge off of $948,000 against the allowance for credit losses.

During the three and nine months ended September 30, 2022, we recorded provisions for expected credit losses of $2.6 million and $1.3 million, respectively, primarily attributable to the negative impact of macroeconomic factors focused on increases in inflation, energy costs and interest rates, and to a lesser extent, by an increase in portfolio credit risk indicated in property-level cash flows that collateralize our CRE loan portfolio.

At September 30, 2023 and December 31, 2022, we individually evaluated the following loans for impairment:

•
One office mezzanine loan in the Northeast region with a principal balance of $4.7 million at both September 30, 2023 and December 31, 2022. We fully reserved this loan in the fourth quarter of 2022, and it continues to be fully reserved at September 30, 2023. The loan entered payment default in February 2023 and has been placed on nonaccrual status.
•
One retail loan in the Northeast region, with a principal balance of $8.0 million at both September 30, 2023 and December 31, 2022, for which foreclosure was determined to be probable. The loan was modified in February 2021 to extend the loan's maturity to December 2021 and has since entered into payment default and has been put on nonaccrual status. The loan had an as-is appraised value in excess of its principal and interest balances, and, as such, had no allowance for CECL at September 30, 2023 and December 31, 2022, respectively.
•
One office loan in the Southwest region, with a principal balance of $20.1 million and $20.7 million at September 30, 2023 and December 31, 2022, respectively, for which foreclosure was determined to be probable. The loan had an initial maturity of March 2022, was modified three times to extend its maturity to June 2022 and has since entered into payment default and has been put on nonaccrual status. However, in exchange for payments, comprising principal paydowns, interest payments and the reimbursement of certain legal fees, received between October 2022 and October 2023, we have agreed to temporarily defer our right to foreclose on the property until January 2024. Additionally, at both September 30, 2023 and December 31, 2022, this loan had an as-is appraised value in excess of its principal and interest balances, and, as such, had no CECL allowance.

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

Credit risk profiles of CRE loans at amortized cost were as follows (in thousands, except amounts in the footnotes):

	Rating 1	Rating 2	Rating 3	Rating 4	Rating 5	Total (1)
At September 30, 2023:
Whole loans, floating-rate	$—	$1,049,699	709,481	$128,161	$28,164	$1,915,505
Mezzanine loan	—	—	—	—	4,700	4,700
Total	$—	$1,049,699	$709,481	$128,161	$32,864	$1,920,205

At December 31, 2022:
Whole loans, floating-rate	$—	$1,635,376	$309,491	$85,226	$22,797	$2,052,890
Mezzanine loan	—	—	—	—	4,700	4,700
Total	$—	$1,635,376	$309,491	$85,226	$27,497	$2,057,590

(1)
The total amortized cost of CRE loans excluded accrued interest receivable of $12.4 million and $11.9 million at September 30, 2023 and December 31, 2022, respectively.

(Back to Index)

(Back to Index)

Credit risk profiles of CRE loans by origination year at amortized cost were as follows (in thousands, except amounts in footnotes):

	2023	2022	2021	2020	2019	Prior	Total (1)
At September 30, 2023:
Whole loans, floating-rate: (2)
Rating 2	$38,021	$307,911	$634,477	$52,711	$16,579	$—	$1,049,699
Rating 3	—	183,713	455,756	34,269	22,083	13,660	709,481
Rating 4	—	33,605	44,035	—	5,672	44,849	128,161
Rating 5	—	—	—	—	20,139	8,025	28,164
Total whole loans, floating-rate	38,021	525,229	1,134,268	86,980	64,473	66,534	1,915,505
Mezzanine loan (rating 5)	—	—	—	—	—	4,700	4,700
Total	$38,021	$525,229	$1,134,268	$86,980	$64,473	$71,234	$1,920,205

Current Period Gross Write-Offs	$—	$—	$—	$—	$(948)	$—	$(948)

	2022	2021	2020	2019	2018	Prior	Total (1)
At December 31, 2022:
Whole loans, floating-rate: (2)
Rating 2	$526,606	$1,003,060	$64,944	$26,977	$13,789	$—	$1,635,376
Rating 3	—	192,490	44,657	27,881	44,463	—	309,491
Rating 4	—	—	—	20,742	64,484	—	85,226
Rating 5	—	—	—	22,797	—	—	22,797
Total whole loans, floating-rate	526,606	1,195,550	109,601	98,397	122,736	—	2,052,890
Mezzanine loan (rating 5)	—	—	—	—	4,700	—	4,700
Total	$526,606	$1,195,550	$109,601	$98,397	$127,436	$—	$2,057,590

(1)
The total amortized cost of CRE loans excluded accrued interest receivable of $12.4 million and $11.9 million at September 30, 2023 and December 31, 2022, respectively.
(2)
Acquired CRE whole loans are grouped within each loan’s year of origination.

At both September 30, 2023 and December 31, 2022, we had one additional mezzanine loan included in other assets held for sale that had no carrying value.

(Back to Index)

(Back to Index)

Loan Portfolio Aging Analysis

The following table presents the CRE loan portfolio aging analysis as of the dates indicated for CRE loans at amortized cost (in thousands, except amounts in footnotes):

	30-59 Days	60-89 Days	Greater than 90 Days (1)	Total Past Due	Current (2)	Total Loans Receivable (3)	Total Loans > 90 Days and Accruing
At September 30, 2023:
Whole loans, floating-rate	$5,672	$—	$28,164	$33,836	$1,881,669	$1,915,505	$—
Mezzanine loan (4)	4,700	—	—	4,700	—	4,700	—
Total	$10,372	$—	$28,164	$38,536	$1,881,669	$1,920,205	$—

At December 31, 2022:
Whole loans, floating-rate	$—	$—	$28,767	$28,767	$2,024,123	$2,052,890	$—
Mezzanine loan (4)	—	—	—	—	4,700	4,700	—
Total	$—	$—	$28,767	$28,767	$2,028,823	$2,057,590	$—

(1)
During the three and nine months ended September 30, 2023, we recognized interest income of $806,000 and $2.6 million, respectively, on two CRE whole loans with a principal payment past due greater than 90 days at September 30, 2023. During the three and nine months ended September 30, 2022, we recognized interest income of $409,000 and $1.1 million, respectively, on two CRE whole loans with a principal payment past due greater than 90 days at September 30, 2023.
(2)
Includes one CRE whole loan with an amortized cost of $14.0 million in maturity default at September 30, 2023 and one CRE whole loan with an amortized cost of $22.8 million in maturity default at December 31, 2022.
(3)
The total amortized cost of CRE loans excluded accrued interest receivable of $12.4 million and $11.9 million at September 30, 2023 and December 31, 2022, respectively.
(4)
Fully reserved at both September 30, 2023 and December 31, 2022.

At September 30, 2023, we had four CRE whole loans, with total amortized costs of $47.8 million, and one mezzanine loan, with a total amortized cost of $4.7 million, in payment default. At September 30, 2023, we had one CRE whole loan, with a total amortized cost of $44.8 million, that was placed on nonaccrual status. At December 31, 2022, we had three CRE whole loans, with total amortized costs of $51.6 million, in payment default.

During the nine months ended September 30, 2023, we did not enter into any loan modifications for borrowers that are experiencing financial difficulty. During the nine months ended September 30, 2022, we entered into three agreements that extended one CRE whole loan for a borrower experiencing financial difficulty. At September 30, 2022, this loan had an amortized cost of $21.8 million, which represented 1.0% of the total amortized cost of the portfolio.

Restricted Cash

At September 30, 2023, we had restricted cash of $35.9 million, which consisted of $35.0 million of restricted cash held within our five consolidated securitization entities and $827,000 held in escrow for deposits or tax payments at our real estate properties or pledged with minimum reserve balance requirements. At December 31, 2022, we had restricted cash of $38.6 million, which consisted of $38.2 million held within our five consolidated securitization entities and $400,000 held in escrow for deposits or tax payments at our real estate properties or pledged with minimum reserve balance requirements. The decrease of $2.7 million was primarily attributable to reinvesting the proceeds in one of our securitizations prior to the end of the reinvestment period.

(Back to Index)

(Back to Index)

Accrued Interest Receivable

The following table summarizes our accrued interest receivable at September 30, 2023 and December 31, 2022 (in thousands):

	September 30, 2023	December 31, 2022	Net Change
Accrued interest receivable from loans	$12,401	$11,936	$465
Accrued interest receivable from promissory note, escrow, sweep and reserve accounts	32	33	(1)
Total	$12,433	$11,969	$464

The increase of $464,000 in accrued interest receivable was primarily attributable to rising benchmark rates.

Other Assets

The following table summarizes our other assets at September 30, 2023 and December 31, 2022 (in thousands):

	September 30, 2023	December 31, 2022	Net Change
Tax receivables and prepaid taxes	$197	$224	$(27)
Other receivables	332	1,086	(754)
Other prepaid expenses	2,648	2,181	467
Fixed assets - non real estate	305	326	(21)
Other assets, miscellaneous	658	547	111
Total	$4,140	$4,364	$(224)

The decrease of $224,000 in other assets was primarily attributable to receivables held at our real estate properties and miscellaneous receivables from our real estate properties acquired in 2022 and 2023 offset by the purchase of other assets at our real estate properties.

Deferred Tax Assets

At September 30, 2023 and December 31, 2022, our net deferred tax asset was zero, resulting from a full valuation allowance of $20.8 million and $21.2 million, respectively, on our deferred tax asset as we believed it was more likely than not that some or all of the deferred tax assets would not be realized. We will continue to evaluate our ability to realize the tax benefits associated with deferred tax assets by analyzing forecasted taxable income using both historical and projected future operating results, the reversal of existing temporary differences, taxable income in prior carry back years (if permitted) and the availability of tax planning strategies.

Derivative Instruments

Historically, we sought to mitigate the potential impact on net income (loss) of adverse fluctuations in interest rates incurred on our borrowings by entering into hedging agreements. We classified our interest rate hedges as cash flow hedges, which are hedges that eliminate the risk of changes in the cash flows of a financial asset or liability.

We terminated interest rate swap positions associated with our prior financed CMBS portfolio in April 2020. At termination, we realized a loss of $11.8 million. At September 30, 2023 and December 31, 2022, we had a loss of $5.4 million and $6.6 million, respectively, recorded in accumulated other comprehensive loss, which will be amortized into earnings over the remaining life of the debt. During the three and nine months ended September 30, 2023, we recorded amortization expense of $425,000 and $1.3 million, respectively, reported in interest expense on the consolidated statements of operations. During the three and nine months ended September 30, 2022, we recorded amortization expense of $438,000 and $1.4 million, respectively, reported in interest expense on the consolidated statements of operations.

(Back to Index)

(Back to Index)

At September 30, 2023 and December 31, 2022, we had unrealized gains of $187,000 and $256,000, respectively, attributable to two terminated interest rate swaps, in accumulated other comprehensive loss on the consolidated balance sheets, to be accreted into earnings over the remaining life of the debt. During both the three months ended September 30, 2023 and 2022, we recorded accretion income, reported in interest expense on the consolidated statements of operations, of $23,000, to accrete the accumulated other comprehensive income on the terminated swap agreements. During both the nine months ended September 30, 2023 and 2022, we recorded accretion income, reported in interest expense on the consolidated statements of operations, of $68,000, to accrete the accumulated other comprehensive income on the terminated swap agreements.

The following tables present the effect of derivative instruments on our consolidated statements of operations for the nine months ended September 30, 2023 and 2022 (in thousands):

		Realized and Unrealized Gain (Loss) (1)
	Consolidated Statements of Operations Location	Nine Months Ended September 30, 2023	Nine Months Ended September 30, 2022
Interest rate swap contracts, hedging	Interest expense	$(1,192)	$(1,332)

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

Financing Arrangements

Borrowings under our senior secured financing facility, term warehouse financing facilities, mortgage payable and construction loans are guaranteed by us or one or more of our subsidiaries. The following table sets forth certain information with respect to our financing arrangements (dollars in thousands, except amounts in footnotes):

	September 30, 2023				December 31, 2022
	Outstanding Borrowings	Value of Collateral	Number of Positions as Collateral	Weighted Average Interest Rate	Outstanding Borrowings	Value of Collateral	Number of Positions as Collateral	Weighted Average Interest Rate
Senior Secured Financing Facility
Massachusetts Mutual Life Insurance Company (1)	$61,383	$154,633	7	9.11%	$87,890	$196,837	8	7.94%

CRE - Term Warehouse Financing Facilities (2)
JPMorgan Chase Bank, N.A. (3)	117,637	187,106	8	7.99%	186,783	255,095	11	6.74%
Morgan Stanley Mortgage Capital Holdings LLC (4)	132,857	191,279	9	8.05%	141,505	198,455	10	7.00%

Mortgage Payable
Readycap Commercial, LLC (5)	18,544	25,400	1	9.13%	18,244	25,400	1	8.08%

Construction Loans (6)
Oceanview Life and Annuity Company (7)	(349)			11.34%	—			—%
Florida Pace Funding Agency	5,369			7.26%	—			—%
Total Construction Loans	5,020	42,873	1		—	—	—

Total	$335,441	$601,291			$434,422	$675,787

(1)
Includes $3.1 million and $3.7 million of deferred debt issuance costs at September 30, 2023 and December 31, 2022, respectively.
(2)
Outstanding borrowings include accrued interest payable.
(3)
Includes $1.8 million and $1.1 million of deferred debt issuance costs at September 30, 2023 and December 31, 2022, respectively.
(4)
Includes $840,000 and $1.4 million of deferred debt issuance costs at September 30, 2023 and December 31, 2022, respectively.
(5)
Includes $310,000 and $466,000 of deferred debt issuance costs at September 30, 2023 and December 31, 2022, respectively.
(6)
Outstanding borrowings are collateralized by a student housing construction project.
(7)
Includes $1.6 million of deferred debt issuance costs at September 30, 2023.

We were in compliance with all covenants in the respective agreements at September 30, 2023 and December 31, 2022.

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

In October 2018, an indirect, wholly-owned subsidiary of ours entered into a master repurchase agreement (the “JPMorgan Chase Facility”) with JP Morgan Chase to finance the origination of CRE loans. At September 30, 2023, this facility has been amended six times to amend various terms. The JPMorgan Chase Facility has a maximum facility amount of $250.0 million, charges interest of one-month benchmark plus market spreads and has a maturity date of July 2026. In July 2023, this facility was amended to extend the amendments to (i) EBITDA to Interest Expense ratio (as defined in the JPM Guarantee), (ii) maximum ratio of Total Indebtedness to its Total Equity (as defined in the JPM Guarantee), and (iii) minimum unencumbered Liquidity requirement (as defined in the JPM Guarantee), each through the quarter ending December 2024.

In November 2021, an indirect, wholly-owned subsidiary of ours entered into a master repurchase and securities contract agreement (the “Morgan Stanley Facility”) with Morgan Stanley Mortgage Capital Holdings LLC (“Morgan Stanley”) to finance the origination of CRE loans. At September 30, 2023, this facility has been amended two times to amend various terms. The Morgan Stanley Facility has a maximum facility amount of $250.0 million, charges interest of one-month Term SOFR plus market spreads and matures in November 2024. We also have the right to request a one-year extension. In November 2023, this facility was amended to extend the amendments to (i) EBITDA to interest expense ratio, (ii) maximum ratio of total indebtedness to its total equity and (iii) minimum unencumbered liquidity requirement, each through the quarter ending December 2024. See Part II, Item 5 "Other Information".

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

(Back to Index)

(Back to Index)

of $48.0 million. The Construction Loan charges one-month Term SOFR plus a spread of 6.00% and matures in February 2025, subject to three one-year extension options.

In addition to the Construction Loan, Chapel Drive East, LLC, entered into a financing agreement with Florida Pace Funding Agency to fund energy efficient building improvements and has a maximum principal balance of $15.5 million. This agreement charges fixed interest of 7.26% and matures in July 2053. Until July 2024, accrued interest will be added to the principal balance. We do not guarantee this financing agreement.

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

Securitizations

At September 30, 2023, we retained equity in two CRE loan securitizations that we executed, as follows:

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

There were no unamortized debt issuance costs associated with the junior subordinated debentures for RCT I and RCT II outstanding at September 30, 2023 and December 31, 2022. The interest rates for RCT I and RCT II, at September 30, 2023, were 9.49% and 9.58%, respectively. The interest rates for RCT I and RCT II, at December 31, 2022, were 8.68% and 8.36%, respectively.

Equity

Total equity at September 30, 2023 was $448.2 million and gave effect to $5.2 million of net unrealized losses on our terminated cash flow hedges, shown as a component of accumulated other comprehensive loss. Equity at December 31, 2022 was $441.3 million and gave effect to $6.4 million of net unrealized losses on our terminated cash flow hedges, shown as a component of accumulated other comprehensive loss. The increase in equity during the nine months ended September 30, 2023 was primarily attributable to contributions from non-controlling interests, partially offset by distributions on our preferred stock in excess of earnings as well as common stock repurchases.

(Back to Index)

(Back to Index)

Balance Sheet - Book Value Reconciliation

The following table rolls forward our common stock book value for the three and nine months ended September 30, 2023 (in thousands, except per share data and amounts in footnotes):

	Three Months Ended September 30, 2023		Nine Months Ended September 30, 2023
	Total Amount	Per Share Amount	Total Amount	Per Share Amount
Common stock book value at beginning of period (1)	$208,060	$24.50	$208,976	$24.54
Net income allocable to common shares (2)	2,870	0.34	1,271	0.15
Change in other comprehensive income on derivatives	402	0.05	1,192	0.14
Repurchase of common stock (3)	(729)	0.15	(2,684)	0.56
Net impact to equity of share-based compensation	610	0.03	2,458	(0.32)
Total net increase	3,153	0.57	2,237	0.53
Common stock book value at end of period (4)	$211,213	$25.07	$211,213	$25.07

(1)
Per share calculations exclude unvested restricted stock, as disclosed on our consolidated balance sheets, of 416,675 and 583,333 shares at September 30, 2023 and December 31, 2022, respectively, and include warrants to purchase up to 391,995 shares of common stock at both September 30, 2023 and December 31, 2022, respectively. The denominators for the calculations were 8,423,844 and 8,516,762 shares at September 30, 2023 and December 31, 2022, respectively.
(2)
The per share amounts are calculated with the denominator referenced in footnote (1) at September 30, 2023. We calculated net income per common share-diluted of $0.33 and $0.15 using the weighted average diluted shares outstanding during the three and nine months ended September 30, 2023, respectively.
(3)
In November 2021, our Board authorized and approved the continued use of our existing share repurchase program to repurchase up to $20.0 million of our outstanding common stock. We purchased 1.4 million shares for $15.5 million through September 30, 2023. Because we repurchased our common stock at significant discounts to book value, these repurchases were accretive to per share book value since the inception of the program. For the three and nine months ended September 30, 2023, $727,000 and $2.7 million, respectively, or 83,000 and 298,000 shares, respectively, were repurchased under the reauthorized plan.
(4)
We calculated common stock book value as total stockholders’ equity of $437.7 million less preferred stock equity of $226.5 million at September 30, 2023.

Management Agreement Equity

Our monthly base management fee, as defined in our Management Agreement, is equal to 1/12 of the amount of our equity multiplied by 1.50% and is calculated and paid monthly in arrears.

The following table summarizes the calculation of equity, as defined in the Management Agreement (in thousands):

Amount
At September 30, 2023:
Proceeds from capital stock issuances, net (1)	$1,330,472
Retained earnings, net (2)	(649,069)
Payments for repurchases of capital stock	(242,444)
Total	$438,959

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

The following table provides a reconciliation from GAAP net income (loss) allocable to common shares to EAD allocable to common shares for the periods presented (in thousands, except per share data and amounts in the footnotes):

	For the Three Months Ended September 30,				For the Nine Months Ended September 30,
	2023	Per Share Data	2022	Per Share Data	2023	Per Share Data	2022	Per Share Data
Net income (loss) allocable to common shares - GAAP	$2,870	$0.33	$713	$0.08	$1,271	$0.15	$(1,368)	$(0.15)
Realized gain on sale of investment in real estate	—	—	(1,870)	(0.21)	(745)	(0.09)	(1,870)	(0.21)
Net income (loss) allocable to common shares - GAAP, adjusted	$2,870	$0.33	$(1,157)	$(0.13)	$526	$0.06	$(3,238)	$(0.36)

Reconciling items from continuing operations:
Non-cash equity compensation expense	482	0.06	913	0.10	2,095	0.24	2,648	0.30
Non-cash provision for CRE credit losses	1,983	0.23	2,620	0.30	9,779	1.13	1,342	0.15
Realized (loss) gain on sale of investment in real estate	—	—	(372)	(0.04)	745	0.09	(372)	(0.04)
Real estate depreciation and amortization	933	0.11	1,347	0.15	2,833	0.33	4,302	0.48
Non-cash amortization of discounts or premiums associated with borrowings	—	—	144	0.02	—	—	1,271	0.14
Net loss (income) from non-core assets (1)	24	—	(28)	—	(28)	—	(760)	(0.09)

Reconciling items from CRE assets:
Net interest income on legacy CRE assets (1)	—	—	—	—	—	—	(29)	—
Earnings Available for Distribution allocable to common shares	$6,292	$0.73	$3,467	$0.40	$15,950	$1.85	$5,164	$0.58

Weighted average common shares - diluted on Earnings Available for Distribution allocable to common shares	8,593		8,759		8,610		8,898

Earnings Available for Distribution per common share - diluted	$0.73		$0.40		$1.85		$0.58

(1)
Non-core assets are investments and securities owned by us at the initial measurement date in (i) commercial finance, (ii) middle market lending, (iii) residential mortgage lending, (iv) legacy CRE loans designated as held for sale and (v) other non-CRE assets included in assets held for sale.

For the three and nine months ended September 30, 2023, EAD in accordance with the Management Agreement, which excludes incentive compensation payable, was $6.8 million and $16.8 million, respectively, or $0.79 and $1.95, respectively, per common share outstanding. Incentive compensation payable incurred by the Company was $473,000 and $857,000 for the three and nine months ended September 30, 2023, respectively.

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

(Back to Index)

(Back to Index)

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

The following table summarizes the calculation of the Incentive Compensation Hurdle for the three months ended September 30, 2023 (dollars in thousands, except per share data):

Book Value Equity	Amount
Stockholders' equity less equity attributable to any outstanding preferred stock at September 30, 2022	$216,026
Cumulative EAD from and after October 1, 2022 to the end of the most recently completed calendar quarter	22,367
Amount paid to repurchase common stock after October 1, 2022	(3,618)
Incentive Compensation paid after October 1, 2022	(723)
Book value equity at September 30, 2023	$234,052
Incentive Compensation Hurdle (1)	$16,384

Average closing price of 30 day period ending three days prior to issuance date	$7.81

(1)
Calculated as book value equity at September 30, 2023 multiplied by 7% per annum.

The amount by which EAD (as defined in the Management Agreement) for the calendar quarters following September 30, 2022 exceeds the Incentive Compensation Hurdle is multiplied by 20% to arrive at incentive compensation for the quarter.

Liquidity and Capital Resources

Liquidity is a measurement of our ability to meet potential cash requirements, including ongoing commitments to pay dividends, fund investments, repay borrowings and provide for other general business needs, including payment of our base management fee and incentive compensation. Our ability to meet our on-going liquidity needs is subject to our ability to generate cash from operating activities, which was $36.2 million for the nine months ended September 30, 2023, and our ability to maintain and/or obtain additional debt financing and equity capital together with the funds referred to below.

During the nine months ended September 30, 2023, our principal sources of liquidity were: (i) gross proceeds of $95.0 million from CRE whole loan purchases by our managed CRE securitization ACR 2021-FL1; (ii) net proceeds of $32.2 million from repayments on our CRE portfolio, (iii) gross proceeds of $14.3 million from the sale of a real estate property; (iv) proceeds of $13.5 million from an advance on our senior secured financing facility; (v) proceeds of $12.3 million from the purchase of loan advances by our managed CRE securitizations ACR 2021-FL1 and ACR 2021-FL2; (vi) gross proceeds of $12.1 million from our CRE - term financing facilities, and; (vii) proceeds of $6.6 million from construction financing.

(Back to Index)

(Back to Index)

These sources of liquidity were offset by our paydowns on our senior secured and term warehouse facilities, deployments in CRE whole loans and real estate investments, repurchases of common stock, distributions on our preferred stock and ongoing operating expenses and substantially resulted in the $64.4 million of unrestricted cash we held at September 30, 2023.

The outstanding balance of our loan to ACRES Capital Corp., the parent of our Manager, was $11.1 million and $11.3 million at September 30, 2023 and December 31, 2022, respectively. The note bears interest at 3.00% per annum, payable monthly, and matures in July 2026, subject to two one-year extensions, at ACRES Capital Corp.’s option, and amortizes at a rate of $25,000 per month.

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

(Back to Index)

(Back to Index)

notes through the reinvestment of loan proceeds into new loans. We were also able to acquire future funding participations of the collateral in the securitizations during the reinvestment period.

We were in compliance with all of our covenants at September 30, 2023 in accordance with the terms provided in agreements with our lenders.

At September 30, 2023, we had a senior secured financing facility, term warehouse financing facilities, mortgage payable and construction loans as summarized below (in thousands, except amounts in footnotes):

	Execution Date	Maturity Date	Maximum Capacity	Facility Principal Outstanding	Availability
Senior Secured Financing Facility (1)
Massachusetts Mutual Life Insurance Company	July 2020	June 2028	$500,000	$64,495	$435,505
CRE - Term Warehouse Financing Facilities (2)
JPMorgan Chase Bank, N.A.	October 2018	July 2026	250,000	119,021	130,979
Morgan Stanley Mortgage Capital Holdings LLC	November 2021	November 2024	250,000	133,339	116,661
Mortgage Payable (3)
Readycap Commercial, LLC	April 2022	April 2025	20,375	18,854	1,521
Construction Loans (4)
Oceanview Life and Annuity Company	January 2023	February 2025	48,000	1,269	46,731
Florida Pace Funding Agency	January 2023	January 2053	15,500	5,369	10,131
Total				$342,347

(1)
Facility principal outstanding excludes deferred debt issuance costs of $3.1 million at September 30, 2023. In December 2022, we amended the previous revolving fixed rate credit facility to a floating rate term loan series structure. Each loan series will have a maturity date of five years from the issuance date for the loan series.
(2)
Facilities principal outstanding excludes accrued interest payable of $754,000 and deferred debt issuance costs of $2.6 million at September 30, 2023. In July 2023, we extended the maturity of the JPMorgan facility to July 2026.
(3)
Mortgage payable excludes deferred debt issuance costs of $310,000 at September 30, 2023.
(4)
Facility principal outstanding excludes deferred debt issuance costs of $1.6 million at September 30, 2023.

The following table summarizes the average principal outstanding during the three months ended September 30, 2023 and December 31, 2022 and the principal outstanding on our financing arrangements at September 30, 2023 and December 31, 2022 (in thousands, except amounts in footnotes):

	Three Months Ended September 30, 2023	September 30, 2023	Three Months Ended December 31, 2022	December 31, 2022
	Average Principal Outstanding	Principal Outstanding (1)(2)	Average Principal Outstanding	Principal Outstanding (1)(2)
Financing Arrangement
Senior secured financing facility	$52,316	$64,495	$88,795	$91,549
Term warehouse financing facilities - CRE loans	252,393	252,360	359,829	329,955
Total	$304,709	$316,855	$448,624	$421,504

(1)
Excludes accrued interest payable on the senior secured financing facility collateralized by CRE loans and investments in real estate of $262,000 and $202,000 at September 30, 2023 and December 31, 2022, respectively. Also excludes deferred debt issuance costs on the senior secured financing facility of $3.1 million and $3.7 million at September 30, 2023 and December 31, 2022, respectively.
(2)
Excludes accrued interest payable on term warehouse financing facilities collateralized by CRE loans of $754,000 and $894,000 and deferred debt issuance costs of $2.6 million at both September 30, 2023 and December 31, 2022.

(Back to Index)

(Back to Index)

The following table summarizes the maximum month-end principal outstanding on our financing arrangements during the periods presented (in thousands):

	Maximum Month-End Principal Outstanding During the
	Nine Months Ended September 30, 2023	Year Ended December 31, 2022
Financing Arrangement
Senior secured financing facility	$64,495	$94,549
Term warehouse financing facilities - CRE loans	333,834	392,716

Historically, we have financed the acquisition of our investments through collateralized debt obligations ("CDO") and securitizations that essentially match the maturity and repricing dates of these financing vehicles with the maturities and repricing dates of our investments. In the past, we have derived substantial operating cash from our equity investments in our CDOs and securitizations, which will cease if the CDOs and securitizations fail to meet certain tests. Through September 30, 2023, we did not experience difficulty in maintaining our existing CDO and securitization financing and passed all of the critical tests required by these financings.

The following table sets forth the distributions received by us and coverage test summaries for our active securitizations for the periods presented (in thousands, except amount in the footnotes):

	Cash Distributions		Overcollateralization Cushion (1)		Annualized Interest Coverage Cushion (2)(3)
Name	Nine Months Ended September 30, 2023	Year Ended December 31, 2022	September 30, 2023	Initial Measurement Date	September 30, 2023	Reinvestment Period End (4)
ACR 2021-FL1	$19,283	$21,141	$12,488	$6,758	$22,221	May 2023
ACR 2021-FL2	14,791	14,537	5,652	5,652	14,690	December 2023

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

The following table sets forth the distributions received by us and liquidation details for our liquidated securitizations for the periods presented (in thousands):

	Cash Distributions		Liquidation Details
Name	Nine Months Ended September 30, 2023	Year Ended December 31, 2022	Liquidation Date	Remaining Assets at the Liquidation Date (1)
XAN 2020-RSO9 (2)	$—	$14,308	February 2022	$111,335
XAN 2020-RSO8	—	1,628	March 2022	171,225

(1)
The remaining assets at the liquidation date were distributed to us in exchange for our notes owned and preference shares in the respective securitization.
(2)
Cash distributions during the year ended December 31, 2022 included a principal distribution on our preference share at liquidation of $13.5 million for XAN 2020-RSO9.

At September 30, 2023, our liquidity consisted of $64.4 million of unrestricted cash and cash equivalents, $34.6 million of reinvestment cash at our CRE securitizations and $5.0 million of unlevered financeable CRE loans. Subsequently, we used $29.0 million of the $34.6 million in liquidity in our CLO for loan purchases.

Our leverage ratio, defined as the ratio of borrowings to total equity, may vary as a result of the various funding strategies we use. At September 30, 2023 and December 31, 2022, our leverage ratio was 3.9 and 4.2 times, respectively. The leverage ratio decreased during the period due to the net decrease in borrowings in combination with a net increase to total equity.

(Back to Index)

(Back to Index)

Net Operating Losses and Loss Carryforwards

The following table sets forth the net operating losses and loss carryforwards for the periods presented (in millions):

	Tax Year Recognized	REIT (QRS) Tax Loss Carryforwards		TRS Tax Loss Carryforwards
Tax Asset Item		Operating	Capital	Operating	Capital
Net Operating Loss Carryforwards:
Cumulative as of 2022	2022 Return	$46.6	$—	$60.2	$—

Net Capital Loss Carryforwards:
Cumulative as of 2022	2022 Return	—	121.9	—	1.0
Total tax asset estimates		$46.6	$121.9	$60.2	$1.0
Useful life		Unlimited	5 years	Various	5 years

At September 30, 2023, we have $46.6 million of cumulative net operating losses (“NOL”) to carry forward to future years. NOL can generally be carried forward to offset both ordinary taxable income and capital gains in future years. The Tax Cuts and Jobs Act (“TCJA”) along with revisions made by the Coronavirus Aid, Relief, and Economic Security (“CARES”) Act reduced the deduction for NOLs to 80% of taxable income and granted an indefinite carryforward period. Additionally, we have cumulative total net capital losses of $121.9 million to carry forward to future years.

We also have tax assets in our taxable REIT subsidiaries (“TRS”). These tax assets are analyzed and disclosed quarterly in our financial statements. At September 30, 2023, our TRSs have $60.2 million of NOLs comprising: $39.8 million of pre-TCJA NOLs, some of which are set to expire beginning in 2044 and $20.4 million of NOLs with an indefinite carryforward period. Additionally, our TRSs have cumulative total net capital losses of $1.0 million to carry forward to future years.

Distributions

We did not pay distributions on our common shares during the nine months ended September 30, 2023 as we were focused on prudently retaining and managing sufficient liquidity. As a result of losses during 2020, we received significant NOL carryforwards and net capital loss carryforwards, as finalized in our 2020 tax return. We intend to retain taxable income by utilizing our NOL carryforwards and expect to generate capital gains to use a portion of our net capital loss carryforwards, thereby growing book value and our investable equity base. As we continue to take steps necessary to stabilize our earnings available for distribution, our Board will establish a plan for the prudent resumption of the payment of common share distributions. No assurance, however, can be given as to the amounts or timing of future distributions as such distributions are subject to our earnings, financial condition, capital requirements and such other factors as our Board deems relevant.

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

(Back to Index)

(Back to Index)

Contractual Obligations and Commitments

	Contractual Commitments
	(dollars in thousands, except amounts in footnotes)
	Payments due by Period
	Total	Less than 1 year	1 - 3 years	3 - 5 years	More than 5 years
At September 30, 2023:
CRE securitizations	$1,210,132	$—	$—	$—	$1,210,132
Senior secured financing facility (1)	64,495	—	—	64,495	—
CRE - term warehouse financing facilities (2)	253,114	—	253,114	—	—
Mortgage payable (3)	18,854	—	18,854	—	—
Construction loans	6,638	—	1,269	—	5,369
5.75% Senior Unsecured Notes (4)	150,000	—	150,000	—	—
Unsecured junior subordinated debentures (5)	51,548	—	—	—	51,548
Lease liabilities (6)	855,109	1,608	5,546	6,061	841,894
Unfunded commitments on CRE loans (7)	118,812	45,041	73,771	—	—
Base management fees (8)	6,584	6,584	—	—	—
Total	$2,735,286	$53,233	$502,554	$70,556	$2,108,943

(1)
Excludes $262,000 of accrued interest payable.
(2)
Includes $754,000 of accrued interest payable.
(3)
Excludes $96,000 of accrued interest payable.
(4)
Excludes $25.9 million of interest expense payable through maturity in August 2026.
(5)
Excludes $28.0 million and $29.2 million of estimated interest expense payable through maturity, in June 2036 and October 2036, respectively.
(6)
Lease liabilities includes a ground rent lease for a hotel property with a term of 93 years and an annual growth rate of 3%.
(7)
Unfunded commitments on our originated CRE loans generally fall into two categories: (i) pre-approved capital improvement projects and (ii) new or additional construction costs subject, in each case, to the borrower meeting specified criteria. Upon completion of the improvements or construction, we would receive additional interest income on the advanced amount. At September 30, 2023, we had unfunded commitments on 55 CRE whole loans.
(8)
Base management fees presented are based on an estimate of base management fees payable to our Manager over the next 12 months. Our Management Agreement also provides for an incentive compensation arrangement that is based on operating performance. The incentive compensation is not a fixed and determinable amount, and therefore it is not included in this table.

Off-Balance Sheet Arrangements

General

At September 30, 2023, we did not maintain any relationships with unconsolidated entities or financial partnerships that were established for the purpose of facilitating off-balance sheet arrangements or contractually narrow or limited purposes, although we do have interests in unconsolidated entities not established for those purposes. Except as set forth below, at September 30, 2023, we had not guaranteed obligations of any unconsolidated entities or entered into any commitment or letter of intent to provide additional funding to any such entities.

Unfunded Commitments

In the ordinary course of business, we make commitments to borrowers whose loans are in our CRE loan portfolio to provide additional loan funding in the future. Disbursement of funds pursuant to these commitments is subject to the borrower meeting pre-specified criteria. These commitments are subject to the same underwriting requirements and ongoing portfolio maintenance as are the on-balance sheet financial investments that we hold. Since these commitments may expire without being drawn upon, the total commitment amount does not necessarily represent future cash requirements. Whole loans had $118.8 million and $158.2 million in unfunded loan commitments at September 30, 2023 and December 31, 2022, respectively. Unfunded commitments are not considered in the CECL reserve if they are unconditionally cancellable.

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

(Back to Index)

(Back to Index)

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

At September 30, 2023, the primary components of our market risk were credit risk, counterparty risk, financing risk, and interest rate risk, as described below. While we do not seek to avoid risk completely, we do seek to assume risk that can be quantified from historical experience, to actively manage that risk, to earn sufficient compensation to justify assuming that risk and to maintain capital levels consistent with the risk we undertake or to which we are exposed.

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

In a business environment where benchmark interest rates are increasing significantly, cash flows of the CRE assets underlying our loans may not be sufficient to pay debt service on our loans, which could result in non-performance or default. We partially mitigate this risk by generally requiring our borrowers to purchase interest rate cap agreements with non-affiliated, well-capitalized third parties and by selectively requiring our borrowers to have and maintain debt service reserves. These interest rate caps generally mature prior to the maturity date of the loan and the borrowers are required to pay to extend them. In most cases the sponsors will need to fund additional equity into the properties to cover these costs as the property may not generate sufficient cash flow to pay these costs. At September 30, 2023, 88.5% of the par value of our CRE loan portfolio had interest rate caps in place with a weighted-average maturity of eight months.

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

(Back to Index)

(Back to Index)

Interest Rate Risk

Our business model is such that rising interest rates will increase our net income, while declining interest rates will decrease net income, subject to the impact of interest rate floors. At September 30, 2023, 99.8% of our CRE loan portfolio by par value earned a floating rate of interest and may be financed with liabilities that both pay interest at floating rates and that are fixed. Floating-rate loans financed with fixed rate liabilities have a negative correlation with declining interest rates to the extent of our financing. The remaining 0.2% of our CRE loan portfolio by par value has a contractual fixed rate of interest. To the extent that interest rate floors on our floating-rate CRE loans are in the money, our net interest will have a negative correlation with rising interest rates to the extent of those interest rate floors. Our floating-rate loan portfolio of $1.9 billion had a weighted-average benchmark floor of 0.68% at September 30, 2023.

The following table estimates the hypothetical impact on our net interest income assuming an immediate increase or decrease of 100 basis points in the applicable interest rate benchmark (in thousands, except per share data):

	Three Months Ended September 30, 2023
At September 30, 2023	100 Basis Point Decrease (4)		100 Basis Point Increase
Net Assets Subject to Interest Rate Sensitivity (1)(2)(3)	Decrease to Net Interest Income	Decrease to Net Interest Income Per Share	Increase to Net Interest Income	Increase to Net Interest Income Per Share
$344,478	$(866)	$(0.10)	$873	$0.10

(1)
Includes our floating-rate CRE loans at September 30, 2023.
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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended September 30, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

(Back to Index)

(Back to Index)

PART II

ITEM 1. LEGAL PROCEEDINGS

We may become involved in litigation on various matters due to the nature of our business activities. The resolution of these matters may result in adverse judgments, fines, penalties, injunctions and other relief against us as well as monetary payments or other agreements and obligations. In addition, we may enter into settlements on certain matters in order to avoid the additional costs of engaging in litigation. Except as discussed below, we are unaware of any contingencies arising from such litigation that would require accrual or disclosure in the consolidated financial statements at September 30, 2023.

Our subsidiary, Primary Capital Mortgage, LLC (“PCM”), is subject to potential litigation related to claims for repurchases or indemnifications on loans that PCM has sold to third parties. At September 30, 2023 and December 31, 2022, no such litigation demand was outstanding. Reserves for such litigation demands are included in the reserve for mortgage repurchases and indemnifications that totaled $1.1 million and $1.2 million at September 30, 2023 and December 31, 2022, respectively. The reserves for mortgage repurchases and indemnifications are included in liabilities held for sale on the consolidated balance sheets. At September 30, 2023, we have substantially completed disposing of PCM’s business.

ITEM 1A. RISK FACTORS

As of the date of this report, there have been no material changes to the risk factors disclosed in our Annual Report on Form 10-K for the year ended December 31, 2022 filed with the Securities and Exchange Commission (“SEC”), except we may disclose changes to such factors or disclose additional factors from time to time in our future filings with the SEC.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES, USE OF PROCEEDS AND ISSUER PURCHASES OF EQUITY SECURITIES

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

The following table presents information about our common stock repurchases made during the nine months ended September 30, 2023 in accordance with our repurchase program (dollars in thousands, except per share data):

	Common Stock
	Total Number of Shares Purchased	Average Price Paid per Share (1)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that may yet be Purchased under the Plans or Programs
January 19, 2023 - January 31, 2023	9,822	$9.78	9,822	$7,121
February 1, 2023 - February 28, 2023	24,754	9.48	24,754	6,887
March 1, 2023 - March 31, 2023	45,168	9.39	45,168	6,464
April 3, 2023 - April 28, 2023	45,645	9.48	45,645	6,032
May 1, 2023 - May 31, 2023	62,001	8.61	62,001	5,499
June 1, 2023 - June 30, 2023	27,770	8.41	27,770	5,266
July 3, 2023 - July 31, 2023	29,242	9.01	29,242	5,003
August 1, 2023 - August 31, 2023	36,137	8.77	36,137	4,687
September 4, 2023 - September 29, 2023	17,918	8.29	17,918	4,539

(1)
The average price paid per share as reflected above includes broker fees and commissions.

On October 31, 2023, we issued 30,320 shares of common stock to our Manager, ACRES Capital, LLC, representing the equity portion of the third quarter 2023 incentive compensation that was payable at September 30, 2023 in accordance with our Fourth Amended and Restated Management Agreement, as amended. Such shares were issued pursuant to the exemption from registration contained in Section 4(a)(2) of the Securities Act of 1933, as amended.

(Back to Index)

(Back to Index)

ITEM 5. OTHER INFORMATION

During the three months ended September 30, 2023, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

On November 3, 2023, the Company entered into Amendment No. 2 to Guaranty (the “Morgan Stanley Amendment”) by and between the Company and Morgan Stanley Mortgage Capital Holdings LLC (“Morgan Stanley”), which makes certain amendments and modifications to the Guaranty, dated November 3, 2021 between the Company and Morgan Stanley as amended (the “MS Guaranty”) including but not limited to amending the (i) EBITDA to Interest Expense ratio (as defined in the MS Guaranty), (ii) maximum ratio of Total Indebtedness to its Total Equity (as defined in the MS Guaranty) and (iii) minimum unencumbered Liquidity requirement (as defined in the MS Guaranty), each through the quarter ending December 2024.

The foregoing descriptions of the Morgan Stanley Amendment do not purport to be complete and are qualified in their entirety by reference to the full text of the Morgan Stanley Amendment, which has been filed with this Quarterly Report on Form 10-Q as Exhibit 99.2.

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

99.2(c)	Guaranty made by ACRES Commercial Realty Corp., as Guarantor, in favor of Morgan Stanley Mortgage Capital Holdings LLC, dated November 3, 2021. (33)
99.2(d)	Amendment No. 1 to Guaranty, dated November 18, 2022 between ACRES Commercial Realty Corp. and Morgan Stanley Mortgage Capital Holdings LLC. (41)
99.2(e)	Amendment No. 2 to Guaranty, dated November 3, 2023 between ACRES Commercial Realty Corp. and Morgan Stanley Mortgage Capital Holdings LLC.
99.3	Material Federal Income Tax Considerations. (42)
101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document.
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File.

(Back to Index)

(Back to Index)

(1)	Filed previously as an exhibit to the Company’s Registration Statement on Form S-11, Registration No. 333-126517.
(2)	Filed previously as an exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2006.
(3)	Filed previously as an exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2006.
(4)	Filed previously as an exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2013.
(5)	Filed previously as an exhibit to the Company’s Current Report on Form 8-K filed on June 26, 2014.
(6)	Filed previously as an exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2009.
(7)	Filed previously as an exhibit to the Company’s Registration Statement on Form 8-A filed on June 9, 2014.
(8)	Filed previously as an exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2014.
(9)	Filed previously as an exhibit to the Company’s Current Report on Form 8-K filed on September 1, 2015.
(10)	Filed previously as an exhibit to the Company’s Current Report on Form 8-K filed on June 8, 2017.
(11)	Filed previously as an exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2017.
(12)	Filed previously as an exhibit to the Company’s Current Report on Form 8-K filed on May 25, 2018.
(13)	Filed previously as an exhibit to the Company’s Current Report on Form 8-K filed on October 30, 2018.
(14)	Filed previously as an exhibit to the Company’s Proxy Statement filed on April 18, 2019.
(15)	Filed previously as an exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2020.
(16)	Filed previously as an exhibit to the Company’s Current Report on Form 8-K filed on August 3, 2020.
(17)	Filed previously as an exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2020.
(18)	Filed previously as an exhibit to the Company’s Current Report on Form 8-K filed on September 22, 2020.
(19)	Filed previously as an exhibit to the Company’s Current Report on Form 8-K filed on October 7, 2020.
(20)	Filed previously as an exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2020.
(21)	Filed previously as an exhibit to the Company’s Current Report on Form 8-K filed on February 18, 2021.
(22)	Filed previously as an exhibit to the Company’s Annual Report on Form 10-K for the year ended December 31, 2020.
(23)	Filed previously as an exhibit to the Company’s Proxy Statement filed on April 12, 2021.
(24)	Filed previously as an exhibit to the Company’s Current Report on Form 8-K filed on May 21, 2021.
(25)	Filed previously as an exhibit to the Company’s Current Report on Form 8-K filed on June 1, 2021.
(26)	Filed previously as an exhibit to the Company’s Current Report on Form 8-K filed on June 9, 2021.
(27)	Filed previously as an exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2021.
(28)	Filed previously as an exhibit to the Company’s Current Report on Form 8-K filed on August 17, 2021.
(29)	Filed previously as an exhibit to the Company’s Current Report on Form 8-K filed on August 20, 2021.
(30)	Filed previously as an exhibit to the Company’s Current Report on Form 8-K filed on September 2, 2021.
(31)	Filed previously as an exhibit to the Company’s Current Report on Form 8-K filed on October 7, 2021.
(32)	Filed previously as an exhibit to the Company’s Current Report on Form 8-K filed on October 29, 2021.
(33)	Filed previously as an exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2021.
(34)	Filed previously as an exhibit to the Company’s Current Report on Form 8-K filed on February 3, 2022.
(35)	Filed previously as an exhibit to the Company’s Annual Report on Form 10-K for the year ended December 31, 2021.
(36)	Filed previously as an exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2022.
(37)	Filed previously as an exhibit to the Company’s Current Report on Form 8-K filed on July 27, 2022.
(38)	Filed previously as an exhibit to the Company’s Current Report on Form 8-K filed on August 30, 2022.
(39)	Filed previously as an exhibit to the Company’s Current Report on Form 8-K filed on January 25, 2023.
(40)	Filed previously as an exhibit to the Company’s Current Report on Form 8-K filed on December 22, 2022.
(41)	Filed previously as an exhibit to the Company’s Current Report on Form 8-K filed on November 18, 2022.
(42)	Filed previously as an exhibit to the Company’s Annual Report on Form 10-K for the year ended December 31, 2022.
(43)	Filed previously as an exhibit to the Company’s Current Report on Form 8-K filed on July 25, 2023.

(Back to Index)

(Back to Index)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ACRES COMMERCIAL REALTY CORP.
(Registrant)

November 7, 2023	By:	/s/ Mark Fogel
Mark Fogel
President & Chief Executive Officer

November 7, 2023	By:	/s/ David J. Bryant
David J. Bryant
Senior Vice President
Chief Financial Officer and Treasurer

November 7, 2023	By:	/s/ Eldron C. Blackwell
Eldron C. Blackwell
Vice President
Chief Accounting Officer

(Back to Index)